Form 10KSB/A
period 1994-06-30
PARKWAY CO/TX
filed 1995-03-09
CIK 729237

- -------------------

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                             -------------------

                                FORM 10-KSB/A

                           AMENDMENT TO FORM 10-KSB
                               Filed Pursuant to
                      THE SECURITIES EXCHANGE ACT OF 1934

                              THE PARKWAY COMPANY
                     -------------------------------------
            (Exact name of registrant as specified in its charter)


                                AMENDMENT NO. 3

      The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual
Report on Form 10-KSB for the year ended June 30, 1994 as set forth in the pages attached hereto:

      Item 6.     Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations

      Item 7.     Consolidated Financial Statements

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 8, 1995                      THE PARKWAY COMPANY

                                    By    /s/ Sarah P. Clark
                                          -------------------------------
                                          Sarah P. Clark
                                          Vice President,
                                          Chief Financial Officer
                                          and Secretary









                                    PART I


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

    Assets of the Company increased from $55,850,000 at June 30, 1993 to $59,735,000 at June 30, 1994, a net increase of $3,885,000.
Liabilities decreased $661,000 to $28,006,000 during the same period. Book value per share decreased from $21.57 at June 30, 1993 to $20.56 at June 30, 1994.

      Effective May 10, 1994, the merger of First Continental Real Estate Investment Trust ("First Continental" or "FCREIT") with
Parkway Texas Corporation (a wholly owned subsidiary of the Company) was completed. This merger increased the Company's net assets as follows:

      Operating real estate                  $2,298,000
      Real estate held for sale               2,696,000
      Mortgage loans                          1,451,000
      Interest receivable & other assets        228,000
      Cash                                      195,000
      Notes payable to banks                 (1,912,000)
      Accounts payable & other liabilities     (158,000)
                                             ----------
                                             $4,798,000
                                             ==========

    The Company's purchase price of these assets consisted of:

      Investment in FCREIT at 5/9/94         $1,235,000
      Common stock issued                     3,393,000
      Merger expenses                           170,000
                                             ----------
                                             $4,798,000
                                             ==========

    The financial reporting and income tax accounting may vary considerably in a business combination. Parkway has historically used and plans to continue to use the purchase method of accounting for financial reporting purposes. Because mergers have such a material impact on Parkway, a brief explanation of the purchase method of accounting and its effect on Parkway is set forth below.

    For financial reporting purposes, the assets of the company acquired are assigned new cost basis amounts based on the cost of the assets to Parkway. The cost to Parkway consists of the new shares issued at the market price of the Parkway stock on the date of the merger plus cash paid, if any, and the previous investment Parkway has in the company. Since the Parkway stock is selling at a discount to book value and the stocks acquired are also selling at discounts, the accounting results in a writedown of the assets acquired from their book value and also a decrease in book value per share of the Parkway stock. In some cases, real estate and loans are written down as much as 50% from their previous book values. As the assets are sold or loans are collected, income will be recorded to the extent of cash received less the new written down basis.

    For income tax purposes, Parkway typically receives a carryover basis in the assets purchased which is equal to the tax basis of those assets prior to the merger. In most cases, this basis is higher than book basis due to allowance for losses and writedowns that were recorded for financial reporting purposes but not income tax purposes, so as in the example above assets sold may generate tax losses.

    In summary, if assets from merged companies are sold for their pre-merger book value, two positive things happen - (1) gains for financial reporting purposes are recorded and (2) losses for income tax purposes are recorded. We believe that Parkway is positioned to record earnings without creating income tax liabilities by selling assets of the acquired companies.

    During fiscal 1994, the Company's investment in real estate increased a net $4,542,000. This increase is due primarily to the merger of First Continental. Also contributing to an increase in real estate was the purchase of an additional 23.45% interest in the Big Run land for $10,000. Real estate assets decreased $472,000 due to the sale of 2.8556 acres in Sugarland, Texas. The
2.8556 acres was a part of the Company's 18.3 acre tract of land referred to as Sugar Creek. The sales price was $525,000 and the Company recorded a loss on the sale of $14,000. The Company received $125,000 cash and a $420,000 mortgage note in the sale. Terms of the mortgage note include interest at 8%, quarterly interest payments and maturity on March 16, 1996. Real estate assets also decreased $62,000 due to writedowns on real estate to fair value.

    The investment in real estate companies increased a net $5,998,000 during the year. The Company recorded equity in earnings of $755,000, unrealized gains on securities of $652,000, and dividends received of $332,000 during that period. The Company purchased an additional 453,471 shares of EB, Inc., an equity method investee, for $5,864,000 increasing its ownership to 51.5%. The Company will continue to record this investment on the equity method due to voting restrictions on the additional shares. The Company also purchased shares of another real estate investment trust for $312,000 from EastGroup Properties, an affiliated company. The price was based on the market price of the shares on the open market on the date the shares were purchased. The Company also purchased 117,232 shares of Congress Street Properties at $.80 a share for a total purchase price of $94,000 pursuant to a rights offering by Congress Street.
    On December 13, 1993, the Company purchased 1,218,910 shares of First Continental from EastGroup Properties for $1,198,000. As previously mentioned, the merger with First Continental was effective May 10, 1994 and decreased investments in real estate companies by $1,235,000, which represented Parkway's investment in First Continental prior to the merger.

    Also, a decrease of $1,077,000 in investments in real estate companies was due to the sale of all of the securities of Medical
Resources Co. of America and Hotel Investors, shares of EastGroup
Properties and other stock investments.

    The investment in mortgage loans increased a net $2,566,000, primarily due to the merger of First Continental discussed previously, the mortgage note received in the sale discussed above and the purchase of 35 mortgage loans and two foreclosed lots from EastGroup Properties. In December 1989, the Company transferred 53 mortgages with a yield of 10.25% to EastGroup in exchange for 327,981 shares of EastPark Realty Trust ("EastPark") stock. EastPark is a former equity method investee of the Company. As a result of the exchange with EastGroup, the Company's ownership increased from 38.6% to 77.2% of the EastPark stock outstanding. This acquisition of EastPark stock was the first in a series of transactions that led to the Company's purchase of 100% of EastPark's assets (subject to its liabilities) and the subsequent liquidation of EastPark in April 1990. The Company guaranteed the collection of 100% of the mortgage loans transferred. The gain on the transaction of $411,000 was deferred at the time of the sale. At September 30, 1993, two of these mortgages had defaulted and been foreclosed and 35 loans remained. Parkway purchased the remaining loans and foreclosed property for a purchase price of $956,000, which represented EastGroup's book value of those loans on September 30, 1993 and will yield a 10.25% return to the Company. The Company recognized $270,000 of the deferred gain on the loans during the year ending June 30, 1994. Principal payments on mortgage loans totalled $269,000 during the year.

    The investment in real estate partnerships and corporate joint venture decreased a net $29,000 during the year ended June 30, 1994. The Company recorded equity in earnings of real estate partnerships and corporate joint ventures of $239,000 and received distributions totalling $571,000. The decrease in real estate partnerships and corporate joint venture is also due in part to the sale of the Company's 22% investment in GV Partners to its 78% partner, EastGroup Properties. The sales price was $275,000 cash plus the assumption of 22% of the outstanding mortgage and was based on an appraisal by an independent third party. The Company recognized a gain of $280,000 on the sale.

    On June 15, 1994, the Company purchased a 50% interest in the Wink Office Building, a 32,000 square foot office/warehouse building in New Orleans, Louisiana. The Company's 50% ownership is held through the Wink-Parkway Partnership. The building was purchased from 4949 Partnership, a 50/50 partnership consisting of Wink Engineering and Lake Forest, Inc. The purchase price was $1,500,000 (of which the Company's 50% share was $750,000) consisting of $500,000 cash plus the refinancing of debt totalling $1,000,000. This debt is a 15 year non-recourse mortgage. At June 30, 1994, Wink Engineering occupied 93% of the building on a 15 year non cancelable net lease. This building will be managed by Wink Engineering and will be accounted for under the equity method. Parkway's investment at June 30, 1994 totalled $291,000.

    Notes payable to banks increased a net $2,691,000 during the year. The borrowings were from two lines of credit totalling $6,000,000. One line of credit has a $5,000,000 credit limit, interest at the prime rate with interest due monthly, an unused line fee of .25% due quarterly and maturity on June 30, 1995. The balance on this note totalled $1,991,000 at June 30, 1994. The second line has a $1,000,000 credit limit, interest at prime plus .50% with interest due monthly, an unused line fee of .75% due quarterly and maturity on April 30, 1995. The balance on this note totalled $1,000,000 at June 30, 1994. Notes payable to banks also increased by $1,912,000 due to the merger of First Continental. Immediately following the merger, the $1,912,000 debt of First Continental was repaid.

    Notes payable to affiliate had a decrease of $2,274,000 for the year due to the pre-payment of the note payable to Lake Forest, Inc. on June 28, 1994. As a result of this pre-payment, Lake Forest, Inc. repaid its $750,000 note payable to Parkway. This decrease in Parkway's note receivable is included in the decrease in other assets.The decrease in mortgage notes payable without recourse of $867,000 is due to scheduled payments and maturities of outstanding debt.

    Shareholders' equity increased $4,546,000 during the year as a result of the following factors:
                                            Increase (Decrease)
                                            -------------------
                                               In thousands

         Net income                                $1,303
         Dividends declared                          (799)
         Adjustment to unrealized
           gain on securities                         652
         Shares issued - FCREIT merger              3,393
         Stock options exercised                       (3)
                                                   ------
                                                   $4,546
                                                   ======

    The Company retired 1,073,000 treasury shares during the year ended June 30, 1994.

RESULTS OF OPERATIONS
1994 Compared to 1993

    Revenues increased to $8,956,000 for the 1994 fiscal year compared to $8,719,000 for the 1993 fiscal year.

    Operations of real estate properties are summarized below:

                                             Twelve Months Ended
                                                  June 30
                                             -------------------
                                               1994       1993
                                             --------   --------
                                                (In thousands)
    Income from real estate properties       $  6,429   $  6,019
    Real estate operating expense              (3,760)    (3,686)
                                             --------   --------
                                                2,669      2,333
    Interest expense on real estate
      properties                               (2,392)    (2,487)
    Depreciation and amortization              (1,022)      (981)
    Minority interest                             542        598
                                             --------   --------
                                             $   (203)  $   (537)
                                             ========   ========

    Revenues have increased reflecting higher occupancy levels, as well as the added revenues from the properties acquired in the merger with First Continental from May 10, 1994 through June 30,
1994.

    Operations of One Place Partners have been recorded through consolidation for fiscal years 1994 and 1993 and are included in the preceding table. The effect on the Company's operations related to One Jackson Place follows:

                                          Twelve Months Ended
                                               June 30
                                          -------------------
                                            1994       1993
                                          --------   --------
                                             (In thousands)
    Revenues                              $  3,517   $  3,317
    Operating expenses                      (1,463)    (1,370)
    Interest expense                        (2,072)    (2,076)
    Depreciation                              (887)      (870)
    Minority interest                          542        598
                                          --------   --------
                                          $   (363)  $   (401)
                                          ========   ========

    Interest on mortgage loans decreased $147,000 primarily as a result of scheduled maturities of mortgage loans and the payoff of the Cedar Park first and second mortgages in fiscal 1993. The interest recorded during fiscal 1993 on the Cedar Park mortgages was $276,000. Interest income on mortgage loans increased during the year as a result of the purchase of loans from EastGroup discussed previously and the loans acquired in the merger with First Continental.

  The gain on sale of real estate partnership of $280,000 in fiscal 1994 represents the sale of the Company's 22% investment in GV Partners to the 78% partner, EastGroup Properties. The sales price was $275,000 cash plus the assumption of 22% of the outstanding mortgage and was based on an appraisal by an independent third party.

    The gain (loss) on real estate and mortgage loans varied from that recognized in the prior year as follows:
                                          Twelve Months Ended
                                               June 30
                                          -------------------
                                            1994       1993
                                          --------   --------
                                             (In thousands)
    Gain on sales of real estate          $    19    $ 1,707
    Writedown of real estate and
      loans to fair value                    (132)         -
    Gain on payoff of mortgage loan             -        767
                                          -------    -------
                                          $  (113)   $ 2,474
                                          =======    =======

    In fiscal 1993, the Company sold one 247 acre tract of land in Louisville, Kentucky for a gain of $1,712,000 and recognized deferred gains of $767,000 upon the payoff of the Cedar Park first and second mortgage loans.

    Equity in earnings (losses) of real estate companies consists of the following:
                                          Twelve Months Ended
                                               June 30
                                          -------------------
                                            1994       1993
                                          --------   --------
                                             (In thousands)
    EB, Inc.                                  337       (758)
    EastGroup                                 443         (2)
    Congress Street                           (67)       (64)
    FCREIT                                     (9)         -
                                          -------    -------
                                              704       (824)
    Plus amounts recognized as
      discontinued operations
      from EB, Inc.                            51      1,490
                                          -------    -------
                                          $   755    $   666
                                          =======    =======
    Equity in earnings of real estate partnerships and corporate joint venture consists of the following:

                                          Twelve Months Ended
                                               June 30
                                          -------------------
                                            1994       1993
                                          --------   --------
                                             (In thousands)
    Golf Properties Inc.                  $    233   $    289
    GV Partners                                  6         30
                                          --------   --------
                                          $    239   $    319
                                          ========   ========

    The gain on securities of $579,000 represents the sale of the Company's remaining investment in Medical Resources Co. of America for $212,000 with a gain of $104,000, all of the investment in Hotel Investors for $268,000 with a gain of $125,000, 58,525 shares of EastGroup Properties, an equity method investee for $1,152,000 with a gain of $337,000 and other stock investments for $24,000 with gains of $13,000. Gain on securities of $22,000 in fiscal 1993 represented the sale of 11,000 shares of Medical Resources Co. of America for $37,000 having a net basis of $15,000.

    Net income for the year ending June 30, 1994, was $1,303,000 ($1.00 per share) compared to net income for the year ending June 30, 1993, of $2,712,000 ($2.15 per share). Income before discontinued operations for the year ending June 30, 1994, was $1,252,000 ($.96 per share) compared to $1,222,000 ($.97 per share)
for the year ending June 30, 1993. Below is a table showing the effect of gains included in net income.
                                              Twelve Months Ended
                                                   June 30
                                              -------------------
                                                1994       1993
                                              --------   --------
                                                 (In thousands)
    Gain on sale of real estate partnership   $    280   $      -
    Gain (loss) on real estate and
      mortgage loans, net                         (113)     2,474
    Gain on securities                             579         22
                                              --------   --------

    Gain included in income before
      discontinued operations                      746      2,496

    Equity in earnings from sale of
      discontinued operations by equity
      method investee                                -      1,030
                                              --------   --------
    Gains included in net income              $    746   $  3,526
                                              ========   ========

LIQUIDITY AND CAPITAL RESOURCES

    Funds provided by operations, mortgage loan payments, bank borrowings, proceeds from the sales of stock, sales of real estate and the sale of a partnership interest were the primary sources of funds for the Company during fiscal 1994. Funds provided by these sources and cash balances were sufficient to cover repayment of long-term debt, bank debt, dividends paid to shareholders, improvements to real estate owned properties, the purchase of real estate investments and the payment of operating expenses. At June 30, 1994, the Company had available $217,000 in cash and short-term investments. Management believes that funds generated from operations, borrowings and cash on hand will be sufficient to cover future cash requirements.

    As discussed previously, the Company established two lines of credit during the year totalling $6,000,000. One line of credit has a $5,000,000 credit limit, interest at prime due monthly, an unused line fee of .25% due quarterly and maturity on June 30, 1995. The second line has a $1,000,000 credit limit, interest at prime plus .50% due monthly, an unused line fee of .75% due quarterly and maturity on April 30, 1995. At June 30, 1994, the balance on these lines totalled $2,991,000 leaving $3,009,000 available for use.

    On July 6, 1994, Parkway and Congress Street jointly announced that their Boards of Directors have agreed in principle to a merger of Congress Street and a wholly-owned subsidiary of Parkway. Under the terms of the proposed merger, Congress Street shareholders will receive .29 shares of Parkway for each Congress Street share owned. The exchange ratio was recommended to the Boards by negotiating committees comprised of independent directors. The merger is subject to a number of conditions, including negotiation of a merger agreement and approval of such agreement by the Boards of each company, receipt of satisfactory fairness opinions, shareholder approval in the case of Congress Street, and registration of the Parkway shares to be issued in the proposed merger with the Securities and Exchange Commission.

    On July 27, 1994, Parkway and EB, Inc. jointly announced that their Boards of Directors have agreed in principle to a merger of EB and a wholly-owned subsidiary of Parkway. EB shareholders would receive $17.25 for each EB share consisting of cash of $8 per share and shares of Parkway with a value of $9.25 based on a defined formula. The merger is subject to several conditions, including execution and approval of the merger agreement by the Boards of each company, shareholder approval in the case of EB, receipt of satisfactory fairness opinions by Parkway and EB, and registration of the Parkway shares to be issued in the merger with the Securities and Exchange Commission.

    The Company believes that the balance of funds available on the lines of credit, along with the cash available from the proposed merger with EB, Inc. will be sufficient for the cash requirements of the proposed merger of approximately $5,527,000. At June 30, 1994, EB, Inc. had available $2,784,000 in cash and cash equivalents and Grenada Sunburst stock with a market value of $11,192,000.

    On September 2, 1994, the Company purchased the remaining 50% interest in the Sugarland Triangle land. The purchase price was $1,500,000 and was purchased with funds drawn under the available lines of credit.

Item 7. Consolidated Financial Statements

                  Index to Consolidated Financial Statements
                 --------------------------------------------
                                                               Page
                                                               ----
      Report of Independent Auditors........ ....................
      Consolidated Balance Sheets--as of June 30, 1994 and 1993.. Consolidated Statements of Income--
        for the years ended June 30, 1994 and 1993..... .........
      Consolidated Statements of Cash Flows--
        for the years ended June 30, 1994 and 1993...............
      Consolidated Statements of Shareholders' Equity--
        for the years ended June 30, 1994 and 1993...............
      Notes to Consolidated Financial Statements.................

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
The Parkway Company


    We have audited the accompanying consolidated balance sheets of The Parkway Company and subsidiaries as of June 30, 1994 and 1993, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of EB, Inc. and EastGroup Properties (investees in which the Company has a 51.5%, and 2.7% interest, respectively), have been audited by other auditors whose reports have been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for EB, Inc. for its years ended December 31, 1993 and 1992; and EastGroup Properties for its years ended December 31, 1993 and 1992; it is based in part on their reports.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Parkway Company and subsidiaries at June 30, 1994 and 1993, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                           /s/ Ernst & Young LLP
                                           ----------------------
                                           Ernst & Young LLP

Jackson, Mississippi
September 9, 1994



                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                   June 30
                                           ----------------------
                                              1994         1993
                                           ----------   ---------
 Assets
 Real estate related investments
   Operating real estate (net of
     accumulated depreciation of $5,633
     in 1994 and $4,739 in 1993)...........$ 27,400     $ 33,488
   Real estate held for sale...............  10,630            -
   Real estate companies...................  14,689        8,691
   Mortgage loans..........................   3,482          916
   Real estate partnerships and corporate
     joint venture.........................   1,022        1,051
                                           --------     --------
                                             57,223       44,146
 Notes receivable from affiliates..........     413          548
 Interest and rents receivable and other
   assets..................................   1,687        2,404
 Cash and cash equivalents.................     217          237
 Reverse repurchase agreements.............       -        8,310
 Restricted cash...........................     195          205
                                           --------     --------
                                           $ 59,735     $ 55,850
                                           ========     ========
 Liabilities
 Notes payable to banks....................$  3,631     $    940
 Note payable to affiliate without recourse       -        2,274
 Mortgage notes payable without recourse...  22,902       23,769
 Accounts payable and other liabilities....   1,332        1,273
 Deferred gain.............................     141          411
                                           --------     --------
                                             28,006       28,667
                                           --------     --------
 Shareholders' Equity
 Common stock, $1.00 par value, 10,000,000
   shares authorized, 1,542,942 shares
   issued in 1994 and 2,333,296 in 1993....   1,543        2,333
 Additional paid-in capital................  27,134       39,271
 Retained earnings.........................   2,400        1,899
                                           --------     --------
                                             31,077       43,503
 Less: Treasury shares at cost - retired in
   1994 and 1,073,070 shares in 1993.......       -      (16,320)
 Unrealized gain on securities.............     652            -
                                           --------     --------
                                             31,729       27,183
                                           --------     --------
                                           $ 59,735     $ 55,850
                                           ========     ========

             See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                           Year Ended June 30
                                        ------------------------
                                           1994          1993
                                        ----------    ----------
Revenues
Income from real estate properties..... $    6,429    $    6,019
Interest on mortgage loans.............        265           412
Gain on sale of real estate partnership        280             -
Gain (loss) on real estate and mortgage
  loans, net (costs of sales were $573
  in 1994 and $1,001 in 1993)..........       (113)        2,474
Equity in earnings (losses):
  Real estate companies................        704          (824)
  Real estate partnerships and
    corporate joint venture............        239           319
Gain on securities.....................        579            22
Interest on short-term investments.....        235           240
Dividends, deferred gains and other
  income...............................        338            57
                                        ----------    ----------
                                             8,956         8,719
                                        ----------    ----------
Expenses
Real estate owned:
  Operating expense....................      3,760         3,686
  Interest expense.....................      2,392         2,487
  Depreciation and amortization........      1,022           981
  Minority interest....................       (542)         (598)
Shared general and administrative
  expenses.............................        502           489
Other expenses.........................        569           449
                                        ----------    ----------
                                             7,703         7,494
                                        ----------    ----------
Income before income taxes and
  discontinued operations..............      1,253         1,225

Income tax provision...................          1             3
                                        ----------    ----------
Income before discontinued operations..      1,252         1,222
                                        ----------    ----------
Equity in earnings from discontinued
  operations of equity method investees:
    Income from discontinued operations         51           460
    Income on sale of discontinued
      operations.......................          -         1,030
                                        ----------    ----------
                                                51         1,490
                                        ----------    ----------
Net income............................. $    1,303    $    2,712
                                        ==========    ==========

Income per share:
  From continuing operations........... $      .96    $      .97
  From discontinued operations.........        .04          1.18
                                        ----------    ----------
    Net income......................... $     1.00    $     2.15
                                        ==========    ==========

Weighted average shares outstanding....      1,300         1,260
                                        ==========    ==========

Dividends declared per share........... $      .60    $      .80
                                        ==========    ==========

                See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                             Year Ended June 30
                                            --------------------
                                               1994       1993
                                            ---------  ---------
Operating Activities
Net income....... ......................    $   1,303  $   2,712
Adjustments to reconcile net income to
   net cash provided by operating
   activities:
   Equity in earnings...................         (994)      (985)
   Dividends received...................          332        261
   Distributions from operations of real
     estate partnerships and corporate
     joint venture......................          543        940
   Depreciation and amortization........        1,022        981
   Amortization of discounts, deferred
     gains and other....................         (318)       (26)
   Gain on sale of real estate
     partnership........................         (280)         -
   (Gain) loss on real estate and
     mortgage loans, net................          113     (2,474)
   Gain on securities...................         (579)       (22)
   Changes in operating assets and
     liabilities:
     Decrease in receivables............           46        434
     Increase in accounts payable and
       accrued expenses.................          133         70
                                            ---------  ---------
Cash provided by operating activities...        1,321      1,891
                                            ---------  ---------
 Investing Activities
 Payments received on mortgage loans....          269      3,659
 Purchases of investments in real estate
   companies............................       (7,468)       (33)
 Purchase of real estate................          (66)         -
 Purchase of mortgage loans.............         (907)         -
 Purchase of real estate partnership
   interest.............................         (291)         -
 Proceeds from sale of investments in
   real estate companies................        1,656         37
 Improvements to real estate owned......         (380)      (426)
 Proceeds from sale of real estate owned          100      2,559
 Proceeds from sale of real estate
   partnership owned....................          296          -
 Proceeds from merger of First
   Continental (net)....................           25          -
 Payments (advances) on notes receivable
   from affiliates......................          135        (43)
 (Deposit) release of restricted cash...          165       (165)
                                            ---------  ---------
Cash provided by (used in) investing
activities..............................       (6,466)     5,588
                                            ---------  ---------
Financing Activities
 Principal payments on long-term debt...         (867)      (258)
 Proceeds from long-term financing of
   partnership assets...................            -        631
 Proceeds from bank borrowings..........        6,296          -
 Principal payments on bank borrowings..       (5,517)      (300)
 Payments on note payable to affiliate..       (2,274)         -
 Dividends paid.........................         (819)    (1,009)
 Purchases of treasury shares...........            -        (11)
 Stock options exercised................           (4)         -
                                            ---------  ---------
Cash used in financing activities.......       (3,185)      (947)
                                            ---------  ---------

Increase (decrease) in cash.............       (8,330)     6,532
Cash and cash equivalents at beginning
  of period.............................        8,547      2,015
                                            ---------  ---------
Cash and cash equivalents at end of
period..................................    $     217  $   8,547
                                            =========  =========
Supplemental cash flow information:
 Mortgage loans received on sales of
   real estate..........................    $     420  $       -
 Interest paid..........................        2,441      2,491


                See notes to consolidated financial statements.


               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                              (In thousands)
                             Add'l                        Gain (Loss)
                   Common   Paid-In   Retained  Treasury      On
                    Stock   Capital   Earnings  Shares    Securities    Total
                   ------- ---------- --------- --------- ----------- --------

Balance, 06/30/92. $ 2,333  $ 39,271  $   196   $(16,309) $     (65)  $ 25,426
  Net income......                      2,712                            2,712
  Cash dividends
    declared ($.80
    per share)....                      1,009)                          (1,009)
  Cash purchase of
   treasury shares                                   (11)                  (11)
  Unrealized loss
    on securities.                                               65         65
                   -------  -------- --------   --------  ---------   --------
Balance, 06/30/93.   2,333    39,271    1,899    (16,320)         -     27,183
  Net income..                          1,303                            1,303
  Cash dividends
    declared ($.60
    per share)....                       (799)                            (799)
  Retirement of
    treasury
    shares........  (1,073)  (15,247)             16,320                     -
  Merger with
    First
    Continental
    Real Estate
    Investment
    Trust.........     283     3,110                   -           -     3,393
  Unrealized gain
    on securities.                                               652       652
  Stock options
    exercised                               (3)                             (3)
                   -------  --------  --------  --------   ---------  --------
Balance, 06/30/94. $ 1,543  $ 27,134  $  2,400  $      -   $     652  $ 31,729
                   =======  ========  ========  ========   =========  ========


                See notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - Summary of Significant Accounting Policies

Principles of consolidation

    The consolidated financial statements include the accounts of The Parkway Company ("Parkway" or "the Company"); Sugar Creek Center Corporation and Parkway Texas Corporation, its wholly-owned subsidiaries; AllMiss Capital Corporation, its 95% owned subsidiary (dissolved in December 1993); and One Place Partners (a Mississippi general partnership), its 51.5% owned partnership. All significant intercompany transactions and accounts have been eliminated.

    For years ending after June 30, 1993, the Company adopted the financial statement reporting provisions of Regulation S-B of the Securities and Exchange Commission.

Real estate operations

    Gains from sales of real estate are recognized based on the provisions of Statement of Financial Accounting Standards No. 66 which require upon closing, the transfer of rights of ownership to the purchaser, receipt from the purchaser of an adequate cash down payment and adequate continuing investment by the purchaser. If the requirements for recognizing gains have not been met, the sale and related costs are recorded, but the gain is deferred and recognized generally on the installment method of accounting as collections are received.

    Depreciation of buildings and other improvements, including personal property, is computed using the straight line method over estimated useful lives of 40 years for buildings and building improvements and 10 years for personal property. Maintenance and repair expenses are charged to expense as incurred, while improvements are capitalized and depreciated in accordance with the useful lives outlined above.

    Revenue on real estate rentals is recognized and accrued as earned on a pro rata basis over the term of the lease.

    Real estate held for sale is carried at the lower of fair value minus estimated costs to sell or cost. Operating real estate held for investment is stated at the lower of cost or net realizable value.

Investments in real estate companies, partnerships and corporate joint venture

    The equity method of accounting is used to account for investments where the Company has the ability to exercise significant influence over the operating and financial policies of the investee but does not have majority voting control. The Company shares voting control in Golf Properties, Inc. ("GPI") with a joint venture partner and, accordingly, accounts for its investment in this corporate joint venture using the equity method. The Company also shares voting control in the Wink-Parkway Partnership with a partner and, accordingly, accounts for its investment using the equity method. All other marketable equity investments are stated at the lower of aggregate cost or market (closing price). Loss in value of equity investments that is considered to be an other than temporary decline is charged to operations.

Interest income recognition

    Interest is generally accrued monthly based on the outstanding loan balances. Recognition of interest income is discontinued whenever, in the opinion of management, the collectability of such income becomes doubtful. After a loan is classified as non-- earning, interest is recognized as income when received in cash.

Reclassifications

    Certain reclassifications have been made in the 1993 financial statements to conform to the 1994 classifications.

Cash equivalents

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Business segment

    The Company's operations are in the real estate industry.

Impact of recently issued accounting standards

    In May, 1993, Statement of Financial Accounting Standard (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" was issued. The statement must be adopted for fiscal years beginning after December 15, 1994. Management does not expect any material effect to the Company from the application of Statement No. 114.

    In March 1993, SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities", was issued and is to be effective for fiscal years beginning after December 15, 1993. Management does not expect any material effect to the Company from the application of SFAS No. 115. Certain of the Company's investees adopted SFAS No. 115 during fiscal 1994. The effect to the Company is reflected in the accompanying consolidated statements of shareholders' equity as unrealized gain on securities.

NOTE B - Investments in Real Estate Companies

    The Company accounts for certain of its investees as shown below using the equity method of accounting. The equity method is used for EastGroup Properties ("EastGroup") because of the ownership interest in EastGroup by the Company and its affiliates (21% in the aggregate), the presence of three members of EastGroup's eight-person Board of Trustees who are directors of the Company and management of the day-to-day business of EastGroup by officers who are also officers of the Company. The equity method is used for Congress Street Properties, Inc. ("Congress Street") because of the Company's ownership interest in Congress Street and the presence of three members of Congress Street's five-person Board of Directors who are directors of the Company and management of the day-to-day business of Congress Street by officers who are also officers of the Company.

    Investments in real estate companies consist of the following:

                  Ownership
                  Percentage
                   June 30     June 30, 1994     June 30, 1993
                ------------- ----------------  -----------------
                              Invest-           Invest-
                 1994   1993  ment     Market   ment      Market
                ------ ------ ------- --------  -------  --------
Equity method                   (In thousands)
  investees:
 EB, Inc....... 51.5%  21.1%  $12,376  $ 8,971  $ 5,779  $    (a)
 EastGroup
  Properties...  2.7%   7.0%    1,623    2,175    2,251    3,130
 Congress St.
  Properties... 10.3%   9.6%      378       (a)     352       (a)
                              -------           -------
                               14,377             8,382
                              -------           -------
Non-equity
  method
  investees:
 Hotel
  Investors....    -     .9%        -        -      143      221
 Medical
  Resources Co.
  of America...    -     .4%        -        -      108      233
 First
  Continental
  Real Estate
  Investment
  Trust........    -    6.2%        -        -       47      172
 Rockwood
  National
  Corporation.. 17.4%  17.4%        -       37        -       37
 Other.........  1.3%    .2%      312      324       11       13
                              -------           -------
                                  312               309
                              -------           -------
                              $14,689           $ 8,691
                              =======           =======
  (a) These stocks were not quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") for the periods indicated nor were there any other reliable market quotations. The market price of the other investments represents the closing or bid price at June 30, 1994 and 1993, respectively, as reported on the exchange in which the shares are traded or on NASDAQ. EB, Inc. began being quoted on NASDAQ on July 23, 1993.

    During fiscal 1994, the Company purchased 453,471 shares of EB, Inc.'s outstanding shares and received 221,784 shares through the dissolution of AllMiss Capital Corporation ("AllMiss"), a 95% owned subsidiary of Parkway, increasing its ownership to 51.5%. Under the Mississippi Control Share Statue, certain of the shares of EB., Inc. may not be voted by the Company until (i) shareholders of EB, Inc. approve voting rights for the shares or (ii) three years after the shareholders of EB, Inc. fail to approve voting rights for the shares. Although the Company's ownership is equal to 51.5%, the Company does not have a majority voting interest and continues to record this investment on the equity method of accounting until majority voting interest is obtained.

    The condensed financial information for EB, Inc. which is presented below (in thousands) was summarized from the investees' most currently available financial statements filed with the Securities and Exchange Commission prior to June 30, 1994.

                                             March 31, 1994
                                             --------------

   Assets

   Loans..................................      $ 15,839
   Real estate investments, net...........         2,983
   Marketable securities..................         9,217
   Cash and short-term investments........         1,865
   Other assets...........................           554
                                                --------
                                                $ 30,458
                                                ========
   Liabilities and Shareholders' Equity
   Accounts payable and other expenses....      $  1,481
   Shareholders' equity...................        28,977
                                                --------
                                                $ 30,458
                                                ========

    Condensed statements of income summarized from EB, Inc.'s financial statements filed with the Securities and Exchange
Commission for the most recent twelve months prior to June 30, 1994 and 1993, respectively, and from which the Company has recorded its equity in earnings are as follows:


                                         For the Twelve Months
                                            Ended March 31
                                         ---------------------
                                           1994         1993
                                         --------     --------
                                            (In thousands)

  Revenues.............................  $ 2,650      $ 2,880
  Expenses.............................   (1,993)      (6,935)
  Income tax expense...................        -         (100)
  Income from discontinued operations..      342        7,174
                                         -------      -------
  Net income...........................  $   999      $ 3,019
                                         =======      =======

  Equity in earnings recorded by
    Parkway............................  $   388      $   732
                                         =======      =======

    On March 1, 1993, Eastover Bank for Savings sold its banking operations to Sunburst Bank, Mississippi. The disposition of the banking operations have been treated in the financial statements of EB, Inc. as discontinued operations. Through equity in earnings of EB, Inc., the Company has recorded income from discontinued operations of $51,000 and $460,000 in the years ending June 30, 1994 and 1993 respectively.

    EB, Inc. recognized a gain on sale of banking assets to Sunburst of $4,992,000 which was calculated as follows (dollars in thousands):

      Liabilities assumed by Sunburst     $ 408,700
      Value of stock received
        (FMV of $22.625 per share)            9,930
      Cash received                             100
                                          ---------
                                            418,730

      Less:
        Basis of assets sold               (396,383)
        Loans made to EB                   ( 12,317)
        Write off of deferred charges      (  4,025)
        Costs of sale                      (  1,013)
                                          ---------
      Gain                                $   4,992
                                          =========

    The Company's share of this gain was $1,030,000 and was recorded through equity in earnings as Income on sale of discontinued operations.

    Condensed statements of income summarized from EastGroup's financial statements filed with the Securities and Exchange
Commission for the most recent twelve months prior to June 30, 1994 and 1993, respectively, and from which the Company has recorded its equity in earnings are as follows:





                                         For the Twelve Months
                                            Ended March 31
                                         ---------------------
                                           1994         1993
                                         --------     --------
                                            (In thousands)

  Revenues.............................  $17,739      $14,137
  Expenses.............................  (15,053)     (14,060)
  Gain (loss) on investments...........    4,560       (3,598)
                                         -------      -------
  Net income (loss)....................  $ 7,246      $(3,521)
                                         =======      =======

  Equity in earnings recorded by
    Parkway............................  $   443      $     2
                                         =======      =======

    Equity in losses of Congress Street during fiscal 1994 and 1993 was $67,000 and $64,000 respectively. In computing equity in earnings (losses) to be recorded from the investment in Congress
Street, the equity in earnings (losses) of Parkway that are reflected in the operations of Congress Street have been eliminated.

    The gain on securities of $579,000 during the year ended June 30, 1994 represents the sale of the Company's remaining investment in Medical Resources Co. of America for $212,000 with a gain of $104,000, all of the investment in Hotel Investors for $268,000 with a gain of $125,000, 58,525 shares of EastGroup Properties, an equity method investee for $1,152,000 with a gain of $337,000 and other stock investments for $24,000 with gains of $13,000.

    Certain investments accounted for by the equity method have been purchased at amounts different from the Company's pro rata share of the investees' book value as follows:

       Investee                                    Amount
       --------                                --------------
                                               (In thousands)

       Equity in excess of cost:
         EB, Inc............................       $3,506
         Congress Street....................          590
         EastGroup..........................          585

    The amounts above have been assigned to the investees' principal assets and are primarily being recognized in operations as the assets are depreciated or sold.

    Effective May 10, 1994, the merger of First Continental Real Estate Investment Trust ("First Continental" or "FCREIT") with Parkway Texas Corporation (a wholly owned subsidiary of the Company) was completed. This merger, which has been accounted for using the purchase method of accounting, increased the Company's net assets as follows:

         Real estate                            $4,994,000
         Mortgage loans                          1,451,000
         Interest receivable & other assets        228,000
         Cash                                      195,000
         Notes payable to banks                 (1,912,000)
         Accounts payable & other liabilities     (158,000)
                                                ----------
                                                $4,798,000
                                                ==========
    The operations of First Continental subsequent to May 10, 1994 have been included in the accompanying consolidated statements of income. The unaudited pro forma effects of the Company's acquisition of First Continental as if it had occurred on July 1, 1992, would be to increase revenues by approximately $983,000 in 1994 and $1,911,000 in 1993 and decrease net income by $262,000 in 1994 and $953,000 in 1993 and income per share by $.32 in fiscal 1994 and $.80 in 1993.

NOTE C - Investments in Real Estate, Mortgage Loans, Real Estate
Partnerships And Corporate Joint Venture

    The Company's investment in operating real estate includes five office buildings, one retail center, one motel and 34 townhomes, patio homes and condominiums. The operating properties represent 72% of the total investment in real estate at June 30, 1994. The office buildings represent 64% of the investment in real estate. The motel is located in Indianapolis, Indiana and has a carrying value of $744,000. The office buildings are located in Jackson, Mississippi ($19,942,000), Indianapolis, Indiana ($2,986,000), Columbus, Ohio ($1,473,000) and Houston, Texas ($429,000). The retail center is located in Lake Jackson, Texas and has a carrying value of $1,124,000. All of the operating properties, with the exception of the motel and townhomes, patio homes and condominiums are leased to tenants under noncancellable operating leases with lease terms ranging from six months to ten years. The location and carrying value of the nonearning developed and undeveloped land, which is held for sale, is as follows: Houston, Texas - $6,039,000, New Orleans, Louisiana -$3,799,000, Atlanta, Georgia - $530,000 and various other locations - $262,000.

    The Company classified all of its nonearning real estate, which has been held for several years, as held for sale as of June 30, 1994. All of these properties were previously classified as investment properties. The real estate held for sale is carried at the lower of fair value minus estimated costs to sell or cost. At June 30, 1994, there was no valuation allowance related to real estate held for sale. Management believes that current market conditions are more favorable to allow them to actively market the properties at prices they consider appropriate.

    The following is a schedule by year of future approximate minimum rental receipts under noncancelable leases for the office buildings as of June 30, 1994:

        Fiscal Year                            Amount
        -----------                        --------------
                                           (In thousands)

           1995                              $  5,315
           1996                                 4,346
           1997                                 2,932
           1998                                 1,256
           1999                                   679
       Subsequently                               888
                                             --------
                                             $ 15,416
                                             ========
    The Company owns a 38% effective interest in One Jackson Place, an office building, through its partnership interest in One Place Partners. One Place Partners has an effective ownership of 73.125% of the One Jackson Place office building. The Company has majority voting control over the building and has consequently consolidated One Place Partners and its subsidiaries in its consolidated financial statements since March 1990. The Company records a reduction in real estate owned expenses for the minority owner's (principally Congress Street) interest in the losses of One Jackson Place because the first mortgage of One Jackson Place is non-recourse and Congress Street, which owns 48.5% of One Place Partners, has committed to fund its share of operating or other losses.

    The unpaid balances of mortgage loans, summarized by type of loan, are as follows:
     Type of Loan                              June 30
                                         -------------------
                                           1994       1993
                                         --------   --------
                                           (In thousands)
     First Mortgages secured by:
       Residential real estate.......... $  1,699   $     76
       Motels...........................    1,029        840
       Commercial real estate...........      487          -
       Land.............................      195          -
       Other............................       72          -
                                         --------   --------
     Total carrying amount of mortgage
       loans............................ $  3,482   $    916
                                         ========   ========
    All loans are earning (performing) loans at June 30, 1994 and
1993.

    Investments in real estate partnerships and corporate joint venture at June 30, 1994 and 1993, were as follows:

                              Ownership         June 30
                                             --------------
                             Percentage       1994    1993
                             ----------      ------  ------
                                             (In thousands)
Corporate joint venture:
  Golf Properties, Inc.
  (GPI), Resort development
  in Highlands, NC...........   65.45%       $  731  $1,021

  GV Partners; owns a
  100% interest in an
  apartment complex in
  Seattle, WA................   22.00%            -      30

  Wink-Parkway Partnership;
  owns a 100% interest in an
  office/warehouse building
  in New Orleans, LA.........   50.00%          291       -
                                             ------  ------
                                             $1,022  $1,051
                                             ======  ======
    Equity in earnings of GPI during fiscal 1994 and 1993 was $233,000 and $289,000, respectively. The investment in GPI, which is accounted for by the equity method, has been purchased at an amount different from the Company's pro rata share of the investee's book value. At June 30, 1994, the equity in excess of cost was $246,000. This amount has been assigned to GPI's principal net assets and is being recognized in operations as the assets are depreciated or sold. The equity in earnings recorded by the Company includes $65,000 and $132,000 amortization of equity in excess of cost in 1994 and 1993, respectively.

    Equity in earnings of GV Partners during fiscal 1994 and 1993 was $6,000 and $30,000, respectively. During fiscal 1994, the Company sold its 22% investment in GV Partners to its 78% partner, EastGroup Properties. The sales price was $275,000 cash plus the assumption of 22% of the outstanding mortgage and was based on an appraisal by an independent third party. The Company recognized a gain of $280,000 on the sale.








NOTE D - Notes Payable

    A summary of notes payable to banks secured by real estate and security investments as of June 30, 1994 and 1993 is as follows:

                                                   1994     1993
                                                 -------  -------
Notes Payable to Banks:                           (In thousands)
Note payable to a bank at prime plus 1% (8.25%)
  thru June 1, 1996, due in quarterly principal
  payments of $75,000 plus interest; maturing
  June 1, 1996; secured by real estate with a
  carrying value of $2,551,000.................. $   640  $   940

$5,000,000 line of credit with bank at prime
  (7.25%) maturing June 30, 1995; secured by
  securities with a carrying value of
  $12,376,000...................................   1,991        -

$1,000,000 line of credit with bank at prime
  plus .50% (7.75%) maturing April 30, 1995;
  secured by securities with a carrying value
  of $1,623,000.................................   1,000        -
                                                 -------  -------
                                                 $ 3,631  $   940
                                                 =======  =======

Mortgage Notes Payable without Recourse:
Note payable to an insurance company at 9.25%;
  payments of interest only through April 1996;
  maturing in 1999; secured by real estate with
  a carrying value of $19,942,000............... $22,404  $22,404

Note payable to an insurance company at 8.5%;
  due in monthly payments of $22,000; maturing
  June 1996; secured by real estate with a
  carrying value of $2,375,000..................     498      637

Note payable to an insurance company at 9.25%;
  due in monthly payments of $7,000; the note
  was repaid in September 1993;.................       -      728
                                                 -------  -------
                                                 $22,902  $23,769
                                                 =======  =======

      The principal maturities of all notes payable for the succeeding five years are as follows:







                 Fiscal Year          Amount
                 -----------         --------
                                  (In thousands)

                     1995            $  3,443
                     1996                 530
                     1997                 338
                     1998                 173
                     1999                 190
                 Subsequently          21,859
                                     --------
                                     $ 26,533
                                     ========

NOTE E - Note Payable to Affiliate

    In December 1990, the Company purchased 80 acres of undeveloped commercial land in New Orleans from Lake Forest, Inc., a wholly-owned subsidiary of its affiliate, Rockwood National Corporation, for a total purchase price of $3,790,000. This purchase price consisted of $1,516,000 cash at closing and a ten-year non recourse promissory note of $2,274,000. This note was repaid on June 28, 1994. Interest paid was $210,000 in 1994 and $205,000 in 1993.

NOTE F - Income Taxes

    The Parkway Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", effective July 1, 1993. The adoption had no effect on the Company's financial statements due to the establishment of valuation reserves which offset the effect of potential deferred tax assets. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising Parkway's net deferred tax asset as of June 30, 1994 are as follows (in thousands):

    Deferred tax assets:
    Differences in book and tax basis of assets......$3,779
    Operating loss carryforwards..................... 3,489
                                                     ------
                                                      7,268
    Valuation allowance..............................(7,268)
                                                     ------
    Net deferred tax asset...........................$    -
                                                     ======

    An additional $16,000,000 of temporary differences related to assets acquired in the merger with First Continental will be limited during the five year period commencing with the merger date, and therefore have not been included in the deferred tax asset calculation. After the five year period, the temporary differences that exist on assets remaining at that time will be unrestricted and will be included in the deferred tax assets of the Company.

    The valuation allowance for the gross deferred tax assets as of July 1, 1993 was $8,142,000. The net decrease in the total valuation allowance for the year ended June 30, 1994 was $874,000 and relates primarily to differences in book and tax basis of securities and real estate sold. At June 30, 1994, the net deferred tax asset of $7,268,000 is entirely offset by a valuation allowance because the Company does not expect the net deferred tax asset to be realized.

    The following is a reconciliation between the amount reported for income taxes and the amount computed by multiplying income before income tax by the statutory federal tax rate of 34%.

                                                June 30
                                          -------------------
                                            1994       1993
                                          --------   --------
                                             (In thousands)
Income tax expense based on
  statutory income tax rate.............. $    443   $    922
Operating loss carryforward for financial
  reporting purposes.....................     (353)      (738)
Equity in earnings or other real estate
  companies.................... .........      (90)      (184)
                                          --------   --------
Federal regular tax expense..............        -          -
State income tax expense.................        1          3
                                          --------   --------
Income tax expense....................... $      1   $      3
                                          ========   ========

    At June 30, 1994, the Company has available net operating loss carryforwards for federal income tax purposes of approximately
$10,265,000 which expire as follows:

                      Fiscal Year         Amount
                      -----------     --------------
                                      (In thousands)
                          1995           $    760
                          1996              2,296
                          1998                760
                          1999                 14
                          2000                 57
                          2001                 12
                          2002                  8
                          2003                300
                          2004                 47
                          2007              1,052
                          2008              3,112
                          2009              1,847
                                         --------
                                         $ 10,265
                                         ========

    In addition to these net operating losses, First Continental had net operating losses of approximately $18,000,000 at the time of the merger with Parkway. Parkway's utilization of these losses will be limited to a maximum of approximately $280,000 in any given year, therefore a majority of these loss carryforwards will be unavailable for use by the Company. These loss carryforwards have not been reflected in the deferred tax asset of Parkway at June 30, 1994.

    The Company's income differs for tax and financial reporting purposes principally because (1) the timing of the deduction for the provision for possible losses or writedowns, (2) the timing of the recognition of gains or losses from the sale of investments,
(3) the timing of the recognition of income or losses from partnerships, (4) the equity in undistributed earnings of real estate companies differing from dividends received from those investments, (5) real estate owned has a different basis for tax and financial reporting purposes, producing different gains upon disposition, and (6) mortgage loans have a different basis for tax and financial reporting purposes, producing different gains upon collection of these receivables. At June 30, 1994, there was no deferred federal or state income tax liability due to the availability of net operating loss carryforwards.

NOTE G - Company Administration and Related Party Transactions

    The Company is a party to an expense-sharing agreement whereby certain general and administrative expenses are paid by Congress Street and then allocated on a monthly basis among the participants, as defined. At June 30, 1994, the parties to the expense-sharing agreement were the Company, Congress Street, Eastover Corporation and EastGroup Properties.

    Parkway was a party to two loan agreements with Lake Forest, Inc., a wholly owned subsidiary of Rockwood, the proceeds of which were used to fund the continuing operations of Lake Forest, Inc.
On June 28, 1994, Parkway repaid its note payable of $2,274,000, (See Note E) incurred with the purchase of 80 acres of undeveloped commercial land in 1990, to Lake Forest, Inc. who in turn repaid its $750,000 note payable to Parkway and the remaining line of credit with a balance of $167,500 was reworked into two notes with interest at the prime rate. The first note is for $117,500 and is a one year note with quarterly interest. The second note is for $59,174 whose principal includes $9,174 of unpaid interest reclassed into the note balance at June 28, 1994, and is a two year note with interest due quarterly. The notes are secured by real property in New Orleans, Louisiana. No additional advances are available under the two loan agreements.

    In connection with the purchase of the 80 acres of undeveloped commercial land in 1990 mentioned above, Rockwood issued to Parkway a warrant to purchase 800,000 shares of Rockwood common stock exercisable at $.375 per share during the period beginning June 17, 1991, and ending December 31, 1995. Parkway has not purchased any Rockwood common stock under the warrant.

    The Company signed an amendment to the One Place Partner's Partnership Agreement whereby Parkway will loan Congress Street Properties, Inc. (an affiliate) funds for their portion of capital contributions. This note accrues interest at prime plus one percent with interest due annually. At June 30, 1994, $413,000 was outstanding on the loan to Congress Street. Interest earned on the note for the years ended June 30, 1994 and 1993 was $32,000 and $27,000, respectively.

    On January 1, 1994, the Company renewed for one year a note whereby it will loan up to $100,000 to its affiliate, Eastover Corporation. This note accrues interest at prime plus 1% with interest due quarterly. The collateral for this note is a security interest in shares of EastGroup Properties. At June 30, 1994, there was no balance outstanding on the note and interest earned on the note for the years ended June 30, 1994 and 1993 was $2,000 and $7,000, respectively.

    In December 1989, the Company transferred 53 mortgage loans to EastGroup in exchange for 327,981 shares of EastPark Realty Trust ("EastPark") stock. EastPark is a former equity method investee of the Company. As a result of the exchange with EastGroup, the Company's ownership increased from 38.6% to 77.2% of the EastPark stock outstanding. This acquisition of EastPark stock was the first in a series of transactions that led to the Company's purchase of 100% of EastPark's assets (subject to its liabilities) and the subsequent liquidation of EastPark in April 1990.The Company guaranteed to EastGroup the collection of 100% of the mortgage loans, and the gain on the transaction of $411,000 was deferred to be recognized as the contingent liability resulting from the guarantee was reduced. At September 30, 1993, two of these mortgages had defaulted and been foreclosed and 35 loans remained. Parkway purchased the remaining loans and foreclosed property for a purchase price of $956,000, which represented
EastGroup's book value of those   loans on September 30, 1993.  The
Company recognized $270,000 of the deferred gain on these loans during the year ending June 30, 1994. The balance of the deferred gain will be recognized as the loans are repaid.

NOTE H - Accounts Payable and Other Liabilities
                                                    June 30
                                             ---------------------
                                                1994       1993
                                             ---------   ---------
                                                (In thousands)
   Accounts payable.......................   $     385   $     228

   Accrued interest payable...............         138         144
   Taxes payable, other than income taxes.         297         209
   Dividends payable......................         231         252
   Other accrued expenses.................         212         183
   Other payables.........................          69          29
   Minority interests.....................           -         228
                                             ---------   ---------
                                             $   1,332   $   1,273
                                             =========   =========

NOTE I - Supplemental Profit and Loss Information

    Included in expenses are taxes, principally property taxes, of $871,000 and $901,000 for the years ended June 30, 1994 and 1993, respectively.

NOTE J - Stock Option and Stock Appreciation Rights Plans

    The 1991 Incentive Plan was approved at the 1991 Annual Shareholder Meeting. Under the 1991 Incentive Plan, a total of 65,892 (52,498 exercisable at June 30, 1994) options may be granted to directors, officers, or key employees of the Company. The stock option plan also has an accompanying stock appreciation rights plan applicable to 55% (36,241) of the options and incentive compensation units applicable to 45% (29,651) of the options. Compensation under the stock appreciation rights plan is accrued by the Company based on the excess of the market price over the option exercise price, subject to a three year vesting period. Compensation under the incentive compensation units is accrued based on the dividends paid on those units subject to a five year vesting period. At June 30, 1994, 1,595 shares are available for grant under the 1991 Incentive Plan.

    Stock option activity for the two years prior to June 30, 1994 was as follows:





                      Number      Option Price    Total Option
                    of Shares      Per Shares         Price
                    ---------   ---------------   ------------
Outstanding at
  June 30, 1992       65,892                      $    345,933
  Relinquished       (13,496)   $5.25 to $5.625        (71,117)
  Granted             12,201         $5.625             68,631
                    --------                      ------------
Outstanding at
  June 30, 1993       64,597                           343,447
  Exercised             (600)        $5.625             (3,375)
  Relinquish            (300)        $5.625             (1,687)
  Granted                  -                                 -
                    --------                      ------------
Outstanding at
  June 30, 1994       63,697                      $    338,385
                    ========                      ============

    The compensation expense applicable to the stock appreciation rights plan totalled $135,000 and $66,000 for the years ended June 30, 1994 and 1993, respectively. Incentive compensation expense applicable to the incentive compensation units totalled $21,000 and $12,000 for the years ended June 30, 1994 and 1993, respectively.

    Also approved at the 1991 Annual Shareholders Meeting was the 1991 Directors Stock Option Plan. Under this plan, options for up to 40,000 shares may be granted to "non-employee directors". As of June 30, 1994, 40,000 options have been granted at an option price ranging from $6.00 per share to $14.00 per share, the market values at date of grant. The total option price at June 30, 1994 of these options was $310,000. The 1991 Directors Stock Option Plan does not carry stock appreciation rights or incentive compensation units and is exercisable in full on the date of grant. At June 30, 1994, there were no options available for grant under the 1991 Directors Stock Option Plan.

NOTE K - Litigation

    The Company is not presently engaged in any litigation other than ordinary routine litigation incidental to its business.
Management believes such litigation will not materially affect the financial position, operations or liquidity of the Company.

NOTE L - Reverse Repurchase Agreements

    The Company does not in the ordinary course of business take possession of the securities which collateralize its reverse repurchase agreements. The Company has controls which consist of the right to demand additional collateral or return of these invested funds at anytime the collateral value is less than the invested funds plus any accrued earnings thereon. The Company conducts these transactions on a short term basis with Trustmark National Bank and Deposit Guaranty National Bank with which it has normal business relationships.
    At June 30, 1994, there were no reverse repurchase agreements. At June 30, 1993, the balance of reverse repurchase agreements consisted of $7,371,000 with Trustmark National Bank and $939,000 with Deposit Guaranty National Bank. The balances matured in July 1993.

NOTE M - Subsequent Events

    On July 6, 1994, Parkway and Congress Street jointly announced that their Boards of Directors have agreed in principle to a merger of Congress Street and a wholly-owned subsidiary of Parkway. Under the terms of the proposed merger, Congress Street shareholders will receive .29 shares of Parkway for each Congress Street share owned. The exchange ratio was recommended to the Boards by negotiating committees comprised of independent directors. The merger is subject to a number of conditions, including negotiation of a merger agreement and approval of such agreement by the Boards of each company, receipt of satisfactory fairness opinions, shareholder approval in the case of Congress Street, and registration of the Parkway share to be issued in the proposed merger with the Securities and Exchange Commission.

    On July 27, 1994, Parkway and EB, Inc. jointly announced that their Boards of Directors have agreed in principle to a merger of EB and a wholly-owned subsidiary of Parkway. EB shareholders would receive $17.25 for each EB share consisting of cash of $8 per share and shares of Parkway with a value of $9.25 based on a defined formula. The merger is subject to several conditions, including execution and approval of the merger agreement by the Boards of each company, shareholder approval in the case of EB, receipt of satisfactory fairness opinions by Parkway and EB, and registration of the Parkway shares to be issued in the merger with the Securities and Exchange Commission.

    On September 2, 1994, the Company purchased the remaining 50% interest in the Sugarland Triangle land for a purchase price of $1,500,000.
INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
EB, Inc.
Jackson, Mississippi


We have audited the accompanying balance sheets of EB, Inc. as of December 31, 1993 and 1992 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of EB, Inc. as of December 31, 1993 and 1992 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP
- -------------------------
Deloitte & Touche LLP

March 10, 1994
          Independent Auditor's Report
                         ----------------------------


The Trustees and Shareholders
EastGroup Properties:

We have audited the consolidated balance sheets of EastGroup Properties and subsidiaries (the Company), a Maryland real estate investment trust, as of December 31, 1993 and 1992, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1993. Such consolidated financial statements are not presented separately herein. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects,the financial position of EastGroup Properties and subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993 in conformity with generally accepted accounting principles.



Jackson,  Mississippi                     /s/ KPMG Peat Marwick LLP
                                          -------------------------
March 17, 1994                            KPMG PEAT MARWICK LLP