Form 10QSB/A
period 1994-09-30
PARKWAY CO/TX
filed 1995-03-09
CIK 729237

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                 FORM 10-QSB/A

                          AMENDMENT TO FORM 10-QSB/A
                               Filed Pursuant to
                      THE SECURITIES EXCHANGE ACT OF 1934

                              THE PARKWAY COMPANY
            (Exact name of registrant as specified in its charter)


                                AMENDMENT NO. 2

      The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Form 10-QSB for the quarter ended September 30, 1994 as set forth in the pages attached hereto:

      Item 1.     Consolidated Financial Statements

      Item 2.     Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 8, 1995                            THE PARKWAY COMPANY

                                          By    /s/ Sarah P. Clark
                                                Sarah P. Clark
                                                Vice President,
                                                Chief Financial Officer,
                                                and Secretary


                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                       September 30     June 30
                                           1994           1994
                                       ------------   ------------
                                        (Unaudited)
Assets
 Real estate related investments
   Operating real estate (net of
     accumulated depreciation of
     $5,911 and $5,663)...............   $ 27,296       $ 27,400
   Real estate held for sale..........     12,067         10,630
   Real estate companies..............     16,371         14,689
   Mortgage loans.....................      3,600          3,482
   Real estate partnerships and
     corporate joint venture..........        931          1,022
                                         --------       --------
                                           60,265         57,223
 Notes receivable from affiliates.....        385            413
 Interest and rents receivable and
   other assets.......................      1,283          1,687
 Cash and cash equivalents............        175            217
 Restricted cash......................        346            195
                                         --------       --------
                                         $ 62,454       $ 59,735
                                         ========       ========

Liabilities
 Notes payable to banks...............   $  4,345       $  3,631
 Mortgage notes payable without
   recourse...........................     22,865         22,902
 Accounts payable and other
   liabilities........................      1,611          1,332
 Deferred gain........................        242            141
                                         --------       --------
                                           29,063         28,006
                                         --------       --------
Shareholders' Equity
 Common stock, $1.00 par value,
   10,000,000 shares authorized,
   1,542,942 shares issued............      1,543          1,543
 Additional paid-in capital...........     27,134         27,134
 Retained earnings....................      2,508          2,400
 Unrealized gains on securities.......      2,206            652
                                         --------       --------
                                           33,391         31,729
                                         --------       --------
                                         $ 62,454       $ 59,735
                                         ========       ========


                See notes to consolidated financial statements.


                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                            Three Months Ended
                                               September 30
                                           --------------------
                                             1994        1993
                                           --------    --------
                                             (In thousands,
                                          except per share data)
Revenues
Income from real estate properties........ $  1,842    $  1,551
Interest on mortgage loans................      141          35
Gain on sale of real estate partnership...        -         280
Equity in earnings:
  Real estate companies...................      252          81
  Real estate partnerships and corporate
    joint venture.........................      106          58
Gain on securities........................        -         104
Interest on investments...................       14          83
Deferred gains and other income...........       34         270
Gain on real estate and mortgage loans....      130           -
                                           --------    --------
                                              2,519       2,462
                                           --------    --------
Expenses
Interest expense..........................       61           -
Real estate owned:
  Operating expense.......................      977         923
  Interest expense........................      539         610
  Depreciation and amortization...........      273         247
  Minority interest.......................     (123)       (158)
Shared general and administrative
  expenses................................      124          92
Other expenses............................      313         171
                                           --------    --------
                                              2,164       1,885
                                           --------    --------
Income before discontinued operations.....      355         577
                                           --------    --------

Equity in earnings from discontinued
  operations of equity method investees:
    Income from discontinued operations...        -          51
                                           --------    --------
                                                  -          51
                                           --------    --------
Net income................................ $    355    $    628
                                           ========    ========
Income per share:
  From continuing operations.............. $    .23    $    .46
  From discontinued operations............        -         .04
                                           --------    --------
  Net income.............................. $    .23    $    .50
                                           ========    ========
Weighted average shares outstanding.......    1,543       1,260
                                           ========    ========
Dividends declared per share.............. $    .16    $    .15
                                           ========    ========


                See notes to consolidated financial statements.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                             Three Months Ended
                                                September 30
                                            --------------------
                                              1994        1993
                                            --------    --------
                                               (In thousands)
Operating Activities
 Net income...............................  $    355    $    628
 Adjustments to reconcile net income to
   net cash provided by operating
   activities:
   Equity in earnings.....................      (358)       (190)
   Dividends received.....................       123          65
   Distributions from operations of real
     estate partnership and corporate
     joint venture........................       196         118
   Depreciation and amortization..........       273         247
   Amortization of discounts, deferred
     gains and other......................       (32)       (258)
   Gain on sale of real estate partnership         -        (280)
   Gain on real estate and mortgage loans.      (130)          -
   Gain on securities.....................         -        (104)
   Changes in operating assets and
     liabilities:
     Decrease (increase) in receivables...        76        (338)
     Increase in accounts payable and
       accrued expenses...................       264         236
                                            --------    --------
Cash provided by operating activities.....       767         124
                                            --------    --------

Investing Activities
 Payments received on mortgage loans......       124          36
 Purchases of investments in real estate
   companies..............................         -        (328)
 Purchase of real estate properties.......    (1,502)        (72)
 Purchase of mortgages....................         -        (907)
 Proceeds from sale of real estate owned..       178           -
 Proceeds from sale of investments in real
   estate companies.......................         -         212
 Improvements to real estate owned........       (82)        (41)
 Proceeds from sale of real estate
   partnership owned......................         -         296
 Payments (advances) on notes receivable
   from affiliates........................        28         (43)
                                            --------    --------
Cash used in investing activities.........    (1,254)       (847)
                                            --------    --------

Financing Activities
 Principal payments on long-term debt.....       (37)       (762)
 Proceeds from bank borrowings............     1,945           -
 Principal payments on bank borrowings....    (1,231)        (75)
 Dividends paid...........................      (231)       (252)
 Exercise of stock options................        (1)          -
                                            --------    --------
Cash provided by (used in) financing
  activities..............................       445      (1,089)
                                            --------    --------
Decrease in cash..........................       (42)     (1,812)
Cash and cash equivalents at beginning of
  period..................................       217       8,547
                                            --------    --------
Cash and cash equivalents at end of period  $    175    $  6,735
                                            ========    ========

                See notes to consolidated financial statements.


                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                            Three Months Ended
                                                September 30
                                            --------------------
                                              1994        1993
                                            --------    --------
                                              (In thousands)

Common stock, $1.00 par value
  Balance at beginning and end of period..  $  1,543    $  2,333
                                            --------    --------
Additional paid-in capital
  Balance at beginning and end of period..    27,134      39,271
                                            --------    --------
Retained Earnings (Deficit)
  Balance at beginning of period..........     2,400       1,899
  Net income..............................       355         628
  Cash dividends declared.................      (247)       (189)
                                            --------    --------
  Balance at end of period................     2,508       2,338
                                            --------    --------
Treasury shares, at cost
  Balance at beginning and end of period..         -     (16,320)
                                            --------    --------
Unrealized gain on securities
  Balance at beginning of period..........       652           -
  Unrealized gain on securities...........     1,554           -
                                            --------    --------
  Balance at end of period................     2,206           -
                                            --------    --------
Total shareholders' equity................  $ 33,391    $ 27,622
                                            ========    ========


                See notes to consolidated financial statements


Notes to Consolidated Financial Statements (Unaudited)
September 30, 1994

(1) Basis of Presentation

    The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the annual report and the notes thereto.

(2) Reclassifications

    Certain reclassifications have been made in the fiscal 1994 financial statements to conform to the fiscal 1995 classifications.

(3) Investments in Real Estate Companies

    Investments in real estate companies consist of the following:

                                                         Quoted
                               Sept. 30                  Market
                                 1994      Investments   Value
                              Ownership    Sept. 30     Sept. 30
                              Percentage      1994        1994
                              ----------   -----------  --------
                                              (In thousands)
Investee
Equity method investees:
 EB,Inc.....................     51.55%     $ 14,049    $ 11,214
 EastGroup Properties
   ("EastGroup")............      2.68%        1,619       2,175
 Congress Street
   Properties, Inc..........     10.26%          364         (a)
                                            --------
                                              16,032

Non-equity method investees:
 Other......................                     339         339
                                            --------
                                            $ 16,371
                                            ========


(a)   This stock is no longer quoted on the NASDAQ NMS National
      Market System. During 1994, trading was sporadic and reliable quotations were unavailable.

    Condensed unaudited statements of income from which the Company has recorded its equity in earnings for EB, Inc. are as follows:

                                           Three Months Ended
                                             June 30, 1994
                                           ------------------
                                             (In thousands)

      Revenues................................. $    570
      Expenses.................................     (166)
                                                --------
      Net income............................... $    404
                                                ========
      Equity in earnings recorded
        by Parkway............................. $    221
                                                ========

    Condensed unaudited statements of income from which the Company has recorded its equity in earnings for EastGroup are as follows:

                                           Three Months Ended
                                             June 30, 1994
                                           ------------------
                                             (In thousands)

      Revenues................................. $  5,965
      Expenses.................................   (4,634)
      Gains (losses)...........................    2,494
                                                --------
                                                $  3,825
                                                ========
      Equity in earnings recorded
        by Parkway............................. $     45
                                                ========

    Certain investments accounted for by the equity method have been purchased at amounts different from the Company's pro-rata share of the investee's book value as follows:

    Investee                                         Amount
    --------                                     --------------
                                                 (In thousands)
    Equity in excess of cost:  EB, Inc..........     $3,943
                               Congress Street..        640
                               EastGroup........        594

    The amounts above have been assigned to the investee's principal net assets and are primarily being recognized in operations as the assets are depreciated or sold.

(4) Supplemental Cash Flow Information

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                                            September 30
                                      ----------------------
                                         1994         1993
                                      ----------   ----------
                                          (In thousands)

      Cash paid for interest......... $     587    $     565
      Cash paid for income taxes.....        49           63
      Loans to facilitate sales
        of real estate...............       184            -

(5) Change in Accounting Principle

    Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which requires that investment securities be carried at fair market value and unrealized gains or losses be reflected as a separate component of shareholders' equity. The Company's investment in equity securities to which SFAS 115 applied are all classified as "available for sale" securities. The fair value of these securities at September 30, 1994 was $339,000 and unrealized gain on these securities totaled $27,000. Also included as unrealized gains in shareholders' equity at September 30, 1994 is $2,179,000 from the application of SFAS 115 by certain of the Companies equity investees.


                             THE PARKWAY COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION
- -------------------
(Comments are for the balance sheet dated September 30, 1994 compared to the balance sheet dated June 30, 1994.)

    Total assets of the Company increased $2,719,000 to $62,454,000 at September 30, 1994. The primary reason for the increase was the purchase of real estate properties for $1,500,000 and recording unrealized gains on marketable equity securities of $1,554,000. Liabilities increased $1,057,000 to $29,063,000 during the same period. Book value per share increased from $20.56 at June 30, 1994 to $21.64 at September 30, 1994.

    The investments in real estate increased a net $1,333,000.
This increase is due primarily to the September 2, 1994 purchase of the remaining 50% interest in the Sugarland Triangle land for a purchase price of $1,500,000. Decreases in investments in real estate are due to the sale of 9 residential lots, 5 townhomes and one commercial parcel. The sales prices totalled $362,000 consisting of $178,000 in cash and $184,000 in mortgage notes. Total gains on the sales were $216,000. Of this amount, $115,000 was recognized as gains on sale of real estate and $101,000 was deferred to be realized using the installment method of accounting.

    The investment in real estate companies increased a net $1,682,000 during the quarter. The Company recorded equity in earnings of $252,000 and dividends received of $123,000. The Company also recorded $1,554,000 of unrealized gains on securities. Of this amount, $27,000 is due to the adoption of Statement of Financial Accounting Standard (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which requires that investment securities be carried at fair market value. The remaining increase of $1,527,000 is due to certain of the Company's investees application of SFAS No. 115.

    Mortgage loans increased a net $118,000 primarily due to mortgage notes of $184,000 received in the sales mentioned above.
The Company received $124,000 in principal payments and recognized $58,000 from amortization of valuations and deferred gains.

    The net decrease in real estate partnerships and corporate joint venture for the quarter was $91,000. The Company recorded equity in earnings of real estate partnerships and corporate joint venture of $106,000 and received distributions of $196,000.

    Notes receivable from affiliates had a net decrease of $28,000. This included advances of $48,000 and repayments of $76,000.

    The increase in notes payable to banks of $714,000 included advances of $1,945,000 and payments of $1,231,000. The decrease of $37,000 in mortgage notes payable without recourse was due to scheduled principal payments.

    The increase in deferred gains of $101,000 is due to the sales mentioned previously. These deferred gains will be recognized as payments are received on the notes.

    Shareholders' equity increased $1,662,000 during the comparison period as a result of the following factors:

                                      Increase (decrease)
                                      -------------------
                                         (In thousands)

      Net income                          $      355
      Dividends declared                        (247)
      Unrealized gains                         1,554
                                          ----------
                                          $    1,662
                                          ==========

RESULTS OF OPERATIONS
- ---------------------
(Comments are for the three months ended September 30, 1994 compared to the three months ended September 30, 1993.)

    Operations of real estate properties are summarized below:

                                            Three Months Ended
                                                September 30
                                            --------------------
                                             1994        1993
                                            --------    --------
                                               (In thousands)

     Income from real estate properties.... $  1,842    $  1,551
     Real estate operating expense.........     (977)       (923)
                                            --------    --------
                                                 865         628
     Interest expense on real estate
       properties..........................     (539)       (610)
     Depreciation and amortization.........     (273)       (247)
     Minority interest.....................      123         158
                                            --------    --------
                                            $    176    $    (71)
                                            ========    ========

    The effect on the Company's operations related to One Jackson
Place (which have been included in the numbers above) follows:

                                   Three Months Ended
                                      September 30
                                 ---------------------
                                   1994         1993
                                 --------     --------
                                    (In thousands)
      Revenues                   $    902     $    839
      Operating expenses             (370)        (369)
      Interest expense               (518)        (518)
      Depreciation                   (220)        (220)
      Minority interest income        123          161
                                 --------     --------
                                 $    (83)    $   (107)
                                 ========     ========

    The increase in interest on mortgage loans of $106,000 is due primarily to $72,000 of interest income recorded on the mortgage loans received in the merger with FCREIT. Also contributing the this increase was interest recorded on a mortgage loan made during the last fiscal year in connection with the sale of real estate.

    The gain on sale of real estate partnership of $280,000 in September 1993, is due to the sale of the Company's 22% investment in GV Partners to the 78% partner, EastGroup Properties.

    Equity in of real estate companies consists of the following:

                                  Three Months Ended
                                     September 30
                                 --------------------
                                   1994         1993
                                 --------    --------
                                    (In thousands)
      EB, Inc.                   $    221    $     96
      EastGroup                        45          54
      Congress Street                 (14)        (18)
                                 --------    --------
                                 $    252    $    132
      Less amounts recognized as
        discontinued operations         -          51
                                 --------    --------
                                 $    252    $     81
                                 ========    ========

    Equity in operations of real estate partnerships and corporate joint venture consists of the following:
                                   Three Months Ended
                                      September 30
                                 ---------------------
                                   1994         1993
                                 --------     --------
                                    (In thousands)
      Golf Properties, Inc.      $     93     $     53
      GV Partners                       -            5
      Wink/Parkway Partnership         13            -
                                 --------     --------
                                 $    106     $     58
                                 ========     ========

    Interest expense of $61,000 in the quarter ending September 30, 1994 is due to borrowings under lines of credit.

    Other expenses increased $174,000 during the three months ending September 30, 1994 as compared to the three months ended September 30, 1993 primarily as a result of stock appreciation rights expense recorded of $92,000, increased directors fees of $19,000 due to special meetings held in connection with the proposed mergers with Congress Street and EB, Inc. and increased administrative expenses due to the merger of FCREIT.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
    Funds provided by operations, mortgage loan payments, bank borrowings and proceeds from sales of real estate were the primary sources of funds for the Company during the three months. Funds provided by these sources and cash balances were sufficient to cover repayment of long-term debt and bank debt, dividends paid to shareholders, improvements to real estate owned properties, the purchase of real estate properties and the payment of operating expenses.

    At September 30, 1994, the Company had available for general use $175,000 in cash and $2,220,000 available under two lines of credit. Management believes that funds generated from operations, borrowings and cash on hand will be sufficient to cover future cash requirements.

    On July 6, 1994, Parkway and Congress Street Properties, Inc. jointly announced that their Boards of Directors had agreed in principle to a merger of Congress Street and a wholly-owned subsidiary of Parkway. Under the terms of the proposed merger, Congress Street shareholders will receive .29 shares of Parkway for each Congress Street share owned. The exchange ratio was recommended to the Boards by negotiating committees comprised of independent directors. The merger is subject to the approval of the shareholders of Congress Street in a special meeting scheduled for November 29, 1994.

    On July 27, 1994, Parkway and EB, Inc. jointly announced that their Boards of Directors had agreed in principle to a merger of EB and a wholly-owned subsidiary of Parkway. EB shareholders would receive $17.25 for each EB share, consisting of cash of $8 per share and shares of Parkway with a value of $9.25 based on a defined formula. The merger is subject to shareholder approval in the case of EB and registration of the Parkway shares to be issued in the merger with the Securities and Exchange Commission.

    The Company believes that the balance of funds available on the lines of credit, along with the cash available from the proposed merger with EB, Inc. will be sufficient for the cash requirements of the proposed merger of approximately $5,527,000. At September 30, 1994, EB, Inc. had available $4,464,000 in cash and cash equivalents and Grenada Sunburst stock with a market value (determined using the market price as quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") National Market System) of $14,154,000.

    On November 8, 1994, the Company sold a stock investment for $339,000 cash and will recognize a gain of $27,000 on the sale in the quarter ending December 31, 1994. The funds from the sale will be used to reduce the lines of credit.