Form 10QSB
period 1995-03-31
PARKWAY CO/TX
filed 1995-05-15
CIK 729237

<COVER>
THE PARKWAY COMPANY
P. O. Box 22728
Jackson,  39225-2728

May 15, 1995

Securities and Exchange Commission
Washington, DC  20549

Ladies and Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-QSB for the Parkway Company (Commission File Number 0-12505) for the quarter ended March 31, 1995.

Sincerely,

/s/ Sarah P. Clark
Sarah P. Clark
Vice President,
Chief Financial Officer
and Secretary
<\COVER>

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                       ---------------------------------

                                    AMENDED
                                  FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                      -----------------------------------

                   For Quarterly Period Ended March 31, 1995
                       Commission File Number  0-12505

                              The Parkway Company

- -----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)



              Texas                         74-2123597
- ------------------------------  ---------------------------------
(State or other jurisdiction of (IRS Employer Identification No.)
incorporation or organization)

300 One Jackson Place
188 East Capitol Street
P. O. Box 22728
Jackson, Mississippi                             39225-2728
- ----------------------------------------  -----------------------
(Address of principal executive offices)         (Zip Code)

Issuer's telephone number, including area code   (601) 948-4091
                                                 ----------------

- -------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report

  Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES    X      NO
                               -------      -------

  1,563,308 shares of common stock, $1.00 par value, were outstanding at March 12, 1995.
                              THE PARKWAY COMPANY

                                  FORM 10-QSB

                               TABLE OF CONTENTS
                     FOR THE QUARTER ENDED MARCH 31, 1995

             -----------------------------------------------------
                                                                         Pages
                                                                         -----

                         Part I. Financial Information

Item 1.     Financial Statements

   Consolidated balance sheet, March 31, 1995 and
     December 31, 1994                                                       3

   Consolidated statements of income for the three months
     ended March 31, 1995 and 1994                                           4

   Consolidated statements of cash flows for the three
     months ended March 31, 1995 and 1994                                    5

   Consolidated statements of shareholders' equity for the
     three months ended March 31, 1995 and 1994                              7

   Notes to consolidated financial statements
                                                                             8


Item 2.     Management's discussion and analysis of
            financial condition and results of operations
                                                                            10


                          Part II.  Other Information


Item 6.     Exhibits and Reports on Form 8-K
                                                                            15


                                  Signatures


Authorized signatures
                                                                            15






                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                          March 31     December 31
                                        ------------   -----------
                                            1995           1994
                                         (Unaudited)
Assets
 Real estate related investments
   Operating real estate (net of
     accumulated depreciation of
     $6,433 and $6,177)...............   $ 27,737       $ 27,907
   Real estate held for sale..........     11,320         11,369
   Real estate companies..............     15,387         15,061
   Mortgage loans.....................      3,507          3,603
   Real estate partnerships and
     corporate joint venture..........        893            889
                                         --------       --------
                                         $ 58,844         58,829
 Interest and rents receivable and
   other assets.......................      1,411          1,486
 Cash and cash equivalents............        248            320
 Restricted cash......................        150            427
                                         --------       --------
                                         $ 60,653       $ 61,062
                                         ========       ========

Liabilities
 Notes payable to banks...............   $  4,280       $  4,154
 Mortgage notes payable without
   recourse...........................     22,789         22,827
 Accounts payable and other
   liabilities........................        847          1,563
 Deferred gain........................        259            280
                                         --------       --------
                                           28,175         28,824
                                         ========       ========
Shareholders' Equity
 Common stock, $1.00 par value,
   10,000,000 shares authorized,
   1,563,308 shares issued............      1,563          1,563
 Additional paid-in capital...........     26,847         26,847
 Retained earnings....................      2,981          3,158
                                         --------       --------
                                           31,391         31,568
 Unrealized gains on securities.......      1,087            670
                                         --------       --------
                                           32,478         32,238
                                         --------       --------
                                         $ 60,653       $ 61,062
                                        ========       ========

- ------------------------------------------------------------------
                See notes to consolidated financial statements.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                       Three Months Ended
                                              March 31
                                       --------------------
                                         1995        1994
                                       --------    --------
                                          (In thousands,
                                       except per share data)

Revenues
Income from real estate properties.... $  1,783    $  1,560
Management company income.............      235           -
Interest on mortgage loans............      152          54
Equity in earnings (losses):
  Real estate companies...............      135         109
  Real estate partnerships and
    corporate joint venture...........       17         (28)
Gain (loss) on securities.............      (24)        337
Interest on investments...............        2          31
Dividends, deferred gains and
  other income........................      106          17
Gain (loss) on real estate and
  mortgage loans......................      123        (127)
                                       --------    --------
                                          2,529       1,953
                                       --------    --------

Expenses
Real estate owned:
  Operating expense...................      977         935
  Interest expense....................      537         594
  Depreciation and amortization.......      281         255
  Minority interest...................      (37)       (143)
Interest expense......................       85           -
Management company expenses...........      170           -
Shared general and administrative
  expenses............................        -         125
Other expenses........................      443         107
                                       --------    --------
                                          2,456       1,873

Net income............................ $     73    $     80
                                       ========    ========

Net income per share.................. $    .05    $    .06
                                       ========    ========

Weighted average shares outstanding...    1,563       1,260
                                       ========    ========

- ------------------------------------------------------------------
                See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                         Three Months Ended
                                               March 31
                                        ---------------------
                                          1995         1994
                                        --------     --------
                                           (In thousands)
Operating Activities
 Net income...........................  $     73     $     80
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Equity in earnings..................     (152)         (81)
   Dividends received..................        -           74
   Distributions from operations of
     real estate partnership and
     corporate joint venture...........       13          (13)
   Depreciation and amortization.......      281          255
   Amortization of discounts, deferred
     gains and other...................      (77)         (16)
   (Gain) loss on real estate and
      mortgage loans...................     (123)         127
  (Gain) loss on securities............       24         (337)
   Minority interest depreciation......      (52)        (136)
                                        --------     --------
                                             (13)         (47)
   Changes in operating assets and
     liabilities:
     Decrease (increase) in
       receivables.....................      387         (140)
     Increase in accounts payable and
       accrued expenses................     (741)          76
                                        --------     --------
   Cash provided by operating
     activities........................     (367)        (111)
                                        --------     --------

Investing Activities
 Payments received on mortgage loans...      155           61
 Purchases of investments in real
   estate companies....................        -       (5,636)
 Purchase of real estate properties....        -           (1)
 Proceeds from sale of real estate
   owned...............................      161           67
 Proceeds from sale of investments in
   real estate companies...............      203        1,152
 Improvements to real estate owned.....      (62)        (152)
 Payments (advances) on notes
   receivable from affiliates..........        -          (33)
                                        --------     --------

Cash used in investing activities......      457       (4,542)
                                        --------     --------
Financing Activities
 Principal payments on long-term debt..      (38)        (111)
 Proceeds from bank borrowings.........    1,278            -
 Principal payments on bank borrowings.   (1,152)           -
 Dividends paid........................     (250)        (189)
                                        --------     --------

Cash provided by (used in) financing
  activities...........................     (162)        (300)
                                        --------     --------

Decrease in cash.......................      (72)      (4,953)
Cash and cash equivalents at beginning
  of period............................      320        5,301
                                        --------     --------

Cash and cash equivalents at end of
  period............................... $    248     $    348
                                        ========     ========































- -------------------------------------------------------------------
                See notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                         Three Months Ended
                                              March 31
                                        --------------------
                                          1995        1994
                                        --------    --------
                                           (In thousands)

Common stock, $1.00 par value
  Balance at beginning of period......  $  1,563    $  2,333
  Retire treasury shares..............         -      (1,073)
                                        --------    --------
  Balance at end of period............     1,563       1,260
                                        --------    --------

Additional paid-in capital
  Balance at beginning of period......    26,847      39,271
  Retire treasury shares..............         -     (15,246)
                                        --------    --------
  Balance at end of period............    26,847      24,025
                                        --------    --------

Retained Earnings
  Balance at beginning of period......     3,158       2,361
  Net income..........................        73          80
  Cash dividends declared.............      (250)          -
  Exercise stock options..............         -          (2)
                                        --------    --------
  Balance at end of period............     2,981       2,439
                                        --------    --------

Treasury shares, at cost
  Balance at beginning of period......         -     (16,320)
  Exercise stock options..............         -           1
  Retire treasury shares..............         -      16,319
                                        --------    --------
  Balance at end of period............         -           -
                                        --------    --------

Unrealized gain on securities
  Balance at beginning of period......       670           -
  Unrealized gain on securities.......       417           -
                                        --------    --------
  Balance at end of period............     1,087           -
                                        --------    --------

Total shareholders' equity............  $ 32,478    $ 27,724
                                        ========    ========


- ------------------------------------------------------------------
                See notes to consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)
March 31, 1995

(1) Basis of Presentation

    The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the annual report and the notes thereto.

(2) Reclassifications

    Certain reclassifications have been made in the 1994 financial statements to conform to the 1995 classifications. The Company changed its fiscal year end from June 30 (fiscal year) to December 31 as of December 31, 1994.

(3) Investments in Real Estate Companies

    Investments in real estate companies consist of the following:

                                                      Quoted
                           March 31                   Market
                             1995      Investments    Value
                           Ownership     March 31    March 31
                           Percentage      1995        1995
                                    (In thousands)
Investee
Equity method investees:
 EB,Inc..................     52.3%      $ 13,097    $ 12,148

Non-equity method investees:
 EastGroup Properties....      2.7%         2,133       2,133
 Other...................                     157         157
                                         $ 15,387    $ 14,438

    Prior to December 31, 1994, Parkway accounted for its investment in EastGroup using the equity method of accounting because of the presence of three members of Eastgroup's Board of Trustees who were also directors of Parkway and management of the day-to-day business of Parkway by officers who were also officers of Eastgroup. Effective December 31, 1994, Parkway and EastGroup no longer share joint officers or directors, with the exception of the Chairman of the Board and one other director. Parkway began reporting its investment in EastGroup using the cost method of accounting on January 1, 1995 due to its ownership percentage of 2.7% and the lack of control over its operations.

     At March 31, 1995, EastGroup Properties had a cost basis of $1,599,000 and the other non-equity method investee had a cost basis of $173,000. The two securities are carried at fair value, resulting in a net unrealized gain of $1,087,000 at March 31, 1995.
    Condensed unaudited statements of income from which the Company has recorded its equity in earnings for EB, Inc. are as follows:

                                             Six Months Ended
                                               March 31, 1995
                                             ------------------
                                              (In thousands)


        Revenues................................. $  1,129
        Expenses.................................     (872)
                                                  --------
        Net income............................... $    257
                                                  ========
        Equity in earnings recorded
          by Parkway............................. $    135
                                                  ========

The investment in EB, Inc. has been purchased at an amount $3,943,000 less than the Company's pro-rata share of EB's book value. This amount has been assigned to EB's principal net assets and is being recognized in operations ratably over ten years.

(4) Supplemental Cash Flow Information

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
                                                  March 31
                                          -----------------------
                                             1995         1994
                                          ----------   ----------
                                               (In thousands)

            Cash paid for interest....... $  612,000   $  655,000
            Cash paid for income taxes...      2,000       19,000
            Loans to facilitate sales
              of real estate.............          -      420,000

(5) Subsequent Events

    On April 27, 1995, the merger of Parkway Acquisition Corporation, a wholly-owned subsidiary of Parkway, with and into EB, Inc. was completed. Under the terms of the merger, EB, Inc. became a wholly-owned subsidiary of Parkway. Shareholders of EB, Inc. received a cash payment in the amount of eight dollars ($8.00) plus sixty-two point three one hundredths (.623) of one share of Parkway common stock for each share of EB, Inc. owned by them. The merger will result in a total of approximately $5,526,000 being disbursed to EB, Inc. shareholders. At March 31, 1995, EB, Inc. had approximately $8,622,000 in cash and cash equivalents available to make these payments. Parkway will issue approximately 430,413 shares of common stock to EB shareholders as a result of the merger.
THE PARKWAY COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION
- -------------------
(Comments are for the balance sheet dated March 31, 1995 compared to the balance sheet dated December 31, 1994.)

      Total assets of the Company were $60,653,000 at March 31, 1995, a decrease of $409,000 from December 31, 1994. Liabilities decreased $649,000 to $28,175,000 during the same period. Book value per share increased from $20.62 at December 31, 1994 to $20.78 at March 31, 1995.

      The investment in operating real estate decreased a net $170,000 during the quarter ended March 31, 1995. This represents primarily depreciation and amortization expense of $281,000 and the sale of one townhome with a basis of $13,000. The real estate held for sale decreased $49,000 due to the sale of seven residential lots and one industrial lot. These sales resulted in a net gain of $99,000 with the Company receiving total cash proceeds of $161,000. The Company made improvements to operating properties of $62,000 during the quarter.

      The investment in real estate companies increased a net $326,000 during the quarter. The Company equity in earnings of $135,000 and recorded an increase in unrealized gains on securities of $417,000. This was offset by the sale of securities with a cost basis of $226,000. The sale resulted in a loss on securities of $24,000 in the first quarter.

      Mortgage loans decreased a net $96,000 due to principal payments received of $155,000 net of amortization of valuations of $59,000.

      The net increase in real estate partnerships and corporate joint venture for the quarter was $4,000. The Company recorded equity in earnings of real estate partnerships and corporate joint venture of $17,000 and received distributions of $13,000.

      The increase in notes payable to banks of $126,000 included advances of $1,278,000 and payments of $1,152,000. The decrease of $38,000 in mortgage notes payable without recourse was due to scheduled principal payments.

      The decrease in deferred gains of $21,000 is due to income recognized under the installment method of accounting for sales.





      Shareholders' equity increased $240,000 during the comparison period as a result of the following factors:


                                           Increase (decrease)
                                           -------------------
                                              (In thousands)

            Net income                          $       73
            Dividends declared                        (250)
            Change in unrealized gains                 417
                                                ----------
                                                $      270
                                                ==========

RESULTS OF OPERATIONS
- ---------------------
(Comments are for the three months ended March 31, 1995 compared to the three months ended March 31, 1994.)

      Operations of real estate properties are summarized below:

                                            Three Months Ended
                                                 March 31
                                           --------------------
                                             1995        1994
                                           --------    --------
                                              (In thousands,

     Income from real estate properties... $  1,783    $  1,560
     Real estate operating expense........     (977)       (935)
                                           --------    --------
                                                806         625
     Interest expense on real estate
       properties.........................     (537)       (594)
     Depreciation and amortization........     (281)       (255)
     Minority interest....................       37         143
                                           --------    --------
                                           $     25         (81)
                                           ========    ========














      The effect on the Company's operations related to One Jackson Place (which have been included in the numbers above) follows:

                                   Three Months Ended
                                        March 31
                                 ---------------------
                                   1995         1994
                                 --------     --------
                                    (In thousands)
      Revenues                   $    898     $    892
      Operating expenses             (327)        (386)
      Interest expense               (518)        (518)
      Depreciation                   (226)        (226)
      Minority interest income         37          143
                                 --------     --------
      Net loss                   $   (136)    $    (95)
                                 ========     ========

      The increase in interest on mortgage loans of $98,000 is due primarily to $78,000 of interest income recorded on the mortgage loans received in the merger with First Continental Real Estate Investment Trust ("FCREIT"). Also contributing to this increase was interest recorded on a mortgage loan made during the last fiscal year in connection with the sale of real estate.

      The gain on real estate and mortgage loans of $123,000 is due primarily to the sale of seven residential lots, one industrial lot and one townhome. The above sales had a combined sales price of $170,000, and carrying value of $62,000.

      The loss on sale of securities of $24,000 is due to the sale of an investment in a real estate investment trust for $202,000 with a basis of $226,000.

      Equity in of real estate companies consists of the following:

                                     Three Months Ended
                                         March 31
                                   ---------------------
                                     1995         1994
                                   --------     --------
                                      (In thousands)
      EB, Inc.                     $    135    $     22
      EastGroup                           -         111
      FCREIT                              -          (9)
      Congress Street                     -         (15)
                                   --------    --------
                                   $    135    $    109
                                   ========    ========





      Equity in operations of real estate partnerships and corporate joint venture consists of the following:

                                     Three Months Ended
                                         March 31
                                   ---------------------
                                     1995         1994
                                   --------     --------
                                      (In thousands)
      Golf Properties, Inc.        $      2     $    (28)
      Wink/Parkway Partnership           15            -
                                   --------     --------
                                   $     17     $    (28)
                                   ========     ========

      Interest expense of $85,000 in the quarter ending March 31, 1995 is due to borrowings under bank lines of credit.

      The Company recorded management company income of $235,000 and management company expenses of $170,000 in 1995 through Eastover Realty, a wholly-owned subsidiary acquired in the merger of Congress Street Properties, Inc. into Parkway Congress Corporation. Eastover Realty offers full-service leasing, management, construction and brokerage services.

      Through December 31, 1994, the Company was a party to an expense-sharing agreement whereby certain general and administrative expenses were paid by the administrator of the agreement and then allocated on a monthly basis among the participants, as defined. Congress Street Properties, Inc. administered this agreement through the date of the merger and received no income for the administration of the agreement. The agreement called for the income of Eastover Realty to be netted against the costs of the shared expenses before allocation to the participants. This was done through December 31, 1994, the termination date of the agreement.

      Effective January 1, 1995, the Company terminated the expense-sharing agreement and the income of Eastover Realty is now included in the operations of the company as management company income and expenses.

      As a result of the termination of the expense-sharing agreement, there were no shared general and administrative expenses in the first quarter of 1995. The increase in other expenses of $336,000 reflects primarily the general and administrative expenses paid previously through the expense-sharing agreement. Additional increases in other expenses were the result of the May 10, 1994 merger of FCREIT.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

      Funds provided by operations, mortgage loan payments, bank borrowings, proceeds from the sale of stock and sales of real estate investments were the primary sources of funds for the Company during the three months ended March 31, 1995. Funds provided by these sources and cash balances were sufficient to cover repayment of long-term debt and bank debt, dividends paid to shareholders, improvements to real estate properties and the payment of operating expenses. At March 31, 1995, the Company had available $248,000 in cash and short-term investments. Management believes that funds generated from operations, borrowings on lines of credit and cash on hand will be sufficient to cover long and short-term operating cash requirements.

      On April 27, 1995, the merger of Parkway Acquisition Corporation, a wholly-owned subsidiary of Parkway, with and into EB, Inc. was completed. Under the terms of the merger, EB, Inc. became a wholly-owned subsidiary of Parkway. Shareholders of EB, Inc. received a cash payment in the amount of eight dollars ($8.00) plus sixty-two point three one hundredths (.623) of one share of Parkway common stock for each share of EB, Inc. owned by them. The merger will result in a total of approximately $5,526,000 being disbursed to EB, Inc. shareholders as a result of the merger. At March 31, 1995, EB, Inc. had approximately $8,622,000 in cash and cash equivalents available to make these payments. Parkway will issue approximately 430,413 shares of common stock to EB shareholders.

      At March 31, 1995, the Company had one line of credit with a $5,000,000 credit limit, interest at prime due monthly, an unused line fee of .25% due quarterly and maturity on June 30, 1995. The balance outstanding on this line at March 31, 1995 was $2,865,000. The entire balance outstanding under this line was repaid on April 27, 1995 with funds made available to the Company as a result of the merger of EB, Inc. discussed previously. The Company has obtained a commitment from the lender to renew this line of credit at an amount equal to sixty-five percent of the quoted market value of the pledged securities not to exceed $10,000,000. The note will be secured by the Company's 637,705 shares of Union Planters Corporation which was obtained in the merger of EB, Inc. discussed previously. The shares had a quoted market value of $16,899,000 on March 12, 1995. The note will have an interest rate of eight percent (8%) through June 30, 1995, and thereafter, the rate will adjust quarterly to a rate of 1.85% above the London Interbank Offered Rate ("LIBOR") quoted for a 90-day period. Interest payments on the note will be due monthly with a final maturity on June 30, 1996.

      The Company had a second line of credit with a $1,000,000 credit limit, interest at prime plus .5% due monthly and an unused line fee of .75% due quarterly. The Company repaid the $1,000,000 amount outstanding on this note on April 27, 1995 with funds made available to the Company as a result of the merger of EB, Inc. discussed previously. This line of credit matured on April 30, 1995. The Company is negotiating with the lender to extend this line of credit with terms that would be more favorable for the Company.
THE PARKWAY COMPANY

                           PART II.  OTHER INFORMATION


Item 6.  Exhibits and reports on Form 8-K
         --------------------------------

         No exhibits or reports on Form 8-K were filed during the current reporting period.

                                    SIGNATURE
                                    ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED:  May 15, 1995                  THE PARKWAY COMPANY



                                      /s/ Regina P. Shows
                                      Regina P. Shows, CPA
                                      Controller



                                      /s/ Sarah P. Clark
                                      Sarah P. Clark, CPA
                                      Vice-President,
                                      Chief Financial Officer
                                      and Secretary