Form 10QSB/A
period 1995-03-31
PARKWAY CO/TX
filed 1995-05-16
CIK 729237

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                       ---------------------------------

                                  FORM 10-QSB/A

                             AMENDMENT TO FORM 10-QSB
                                 filed Pursuant to
                        THE SECURITIES EXCHANGE ACT OF 1934

                              THE PARKWAY COMPANY
                       ---------------------------------
           (Exact name of registrant as specified in its charter)


                                AMENDMENT NO. 1
                       ---------------------------------

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Form 10-QSB for the quarter ended March 31, 1995 as set forth in the pages attached hereto:

     Part I

     Item 1.  Consolidated Financial Statements

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of Operations

     Part II

     Item 6.  Exhibits

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 15, 1995                        THE PARKWAY COMPANY

                                       By  /s/ Sarah P. Clark
                                           Sarah P. Clark
                                           Vice-President,
                                           Chief Financial Officer,
                                           and Secretary



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

                         Part I. Financial Information

Item 1.     Financial Statements

   Consolidated balance sheet, March 31, 1995 and
     December 31, 1994                                                       3

   Consolidated statements of income for the three months
     ended March 31, 1995 and 1994                                           4

   Consolidated statements of cash flows for the three
     months ended March 31, 1995 and 1994                                    5

   Consolidated statements of shareholders' equity for the
     three months ended March 31, 1995 and 1994                              7

   Notes to consolidated financial statements                                8


Item 2.     Management's discussion and analysis of
            financial condition and results of operations                   10


                          Part II.  Other Information


Item 6.     Exhibits and Reports on Form 8-K                                15


                                  Signatures


Authorized signatures                                                       15






                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                          March 31     December 31
                                            1995           1994
                                        ------------   -----------
                                         (Unaudited)
Assets
 Real estate related investments
   Operating real estate (net of
     accumulated depreciation of
     $6,433 and $6,177)...............   $ 27,737       $ 27,907
   Real estate held for sale..........     11,320         11,369
   Real estate companies..............     15,387         15,061
   Mortgage loans.....................      3,507          3,603
   Real estate partnerships and
     corporate joint venture..........        893            889
                                         --------       --------
                                           58,844         58,829
 Interest and rents receivable and
   other assets.......................      1,411          1,486
 Cash and cash equivalents............        248            320
 Restricted cash......................        150            427
                                         --------       --------
                                         $ 60,653       $ 61,062
                                         ========       ========

Liabilities
 Notes payable to banks...............   $  4,280       $  4,154
 Mortgage notes payable without
   recourse...........................     22,789         22,827
 Accounts payable and other
   liabilities........................        847          1,563
 Deferred gain........................        259            280
                                         --------       --------
                                           28,175         28,824
                                         --------       --------
Shareholders' Equity
 Common stock, $1.00 par value,
   10,000,000 shares authorized,
   1,563,308 shares issued............      1,563          1,563
 Additional paid-in capital...........     26,847         26,847
 Retained earnings....................      2,981          3,158
                                         --------       --------
                                           31,391         31,568
 Unrealized gains on securities.......      1,087            670
                                         --------       --------
                                           32,478         32,238
                                         --------       --------
                                         $ 60,653       $ 61,062
                                         ========       ========

- ------------------------------------------------------------------
                See notes to consolidated financial statements.



                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                       Three Months Ended
                                              March 31
                                       --------------------
                                         1995        1994
                                       --------    --------
                                          (In thousands,
                                       except per share data)

Revenues
Income from real estate properties.... $  1,783    $  1,560
Management company income.............      235           -
Interest on mortgage loans............      152          54
Equity in earnings (losses):
  Real estate companies...............      135         109
  Real estate partnerships and
    corporate joint venture...........       17         (28)
Gain (loss) on securities.............      (24)        337
Interest on investments...............        2          31
Dividends, deferred gains and
  other income........................      106          17
Gain (loss) on real estate and
  mortgage loans......................      123        (127)
                                       --------    --------
                                          2,529       1,953
                                       --------    --------

Expenses
Real estate owned:
  Operating expense...................      977         935
  Interest expense....................      537         594
  Depreciation and amortization.......      281         255
  Minority interest...................      (37)       (143)
Interest expense......................       85           -
Management company expenses...........      170           -
Shared general and administrative
  expenses............................        -         125
Other expenses........................      443         107
                                       --------    --------
                                          2,456       1,873
                                       --------    --------

Net income............................ $     73    $     80
                                       ========    ========

Net income per share.................. $    .05    $    .06
                                       ========    ========

Weighted average shares outstanding...    1,563       1,260
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

(3) Investments in Real Estate Companies

    Investments in real estate companies consist of the following:

                                                      Quoted
                           March 31                   Market
                             1995      Investments    Value
                           Ownership     March 31    March 31
                           Percentage      1995        1995
                                    (In thousands)
Investee
Equity method investees:
 EB,Inc..................     52.3%      $ 13,097    $ 12,148

Non-equity method investees:
 EastGroup Properties....      2.7%         2,133       2,133
 Other...................                     157         157
                                         --------    --------
                                         $ 15,387    $ 14,438
                                         ========    ========

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
                                                  ========

The investment in EB, Inc. has been purchased at an amount $3,943,000 less than the Company's pro-rata share of EB, Inc.'s book value. This amount is being recognized in operations ratably over ten years.

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

(5) Subsequent Events

    On April 27, 1995, the merger of Parkway Acquisition Corporation, a wholly-owned subsidiary of Parkway, with and into EB, Inc. was completed. Under the terms of the merger, EB, Inc. became a wholly-owned subsidiary of Parkway. Shareholders of EB, Inc. received a cash payment in the amount of eight dollars ($8.00) plus sixty-two point three one hundredths (.623) of one share of Parkway common stock for each share of EB, Inc. owned by them. The merger will result in a total of approximately $5,526,000 being disbursed to EB, Inc. shareholders. At March 31, 1995, EB, Inc. had approximately $8,622,000 in cash and cash equivalents available to make these payments. Parkway will issue approximately 430,413 shares of common stock to EB shareholders as a result of the merger.



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

      The investment in operating real estate decreased a net $170,000 during the quarter ended March 31, 1995. This represents primarily depreciation and amortization expense of $281,000 and the sale of one townhome with a basis of $13,000. The real estate held for sale decreased $49,000 due to the sale of seven residential lots and one industrial lot. These sales resulted in a net gain of $99,000 with the Company receiving net cash proceeds of $161,000. The Company made improvements to operating properties of $62,000 during the quarter.

      The investment in real estate companies increased a net $326,000 during the quarter. The Company recorded equity in earnings of $135,000 and an increase in unrealized gains on securities of $417,000.
This was offset by the sale of securities with a cost basis of $226,000. The sale resulted in a loss on securities of $24,000 in the first quarter.

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

      Operations of real estate properties are summarized below:

                                            Three Months Ended
                                                 March 31
                                           --------------------
                                             1995        1994
                                           --------    --------
                                              (In thousands)

     Income from real estate properties... $  1,783    $  1,560
     Real estate operating expense........     (977)       (935)
                                           --------    --------
                                                806         625
     Interest expense on real estate
       properties.........................     (537)       (594)
     Depreciation and amortization........     (281)       (255)
     Minority interest....................       37         143
                                           --------    --------
                                           $     25         (81)
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

      The gain on real estate and mortgage loans of $123,000 is due primarily to the sale of seven residential lots, one industrial lot and one townhome. The above sales had a combined sales price of $170,000 and carrying value of $62,000.

      The loss on sale of securities of $24,000 is due to the sale of an investment in a real estate investment trust for $202,000 which had a basis of $226,000.

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

      The Company recorded management company income of $235,000 and management company expenses of $170,000 in 1995 through Eastover
Realty, a wholly-owned subsidiary acquired in the November 29, 1994 merger of Congress Street Properties, Inc. into Parkway Congress Corporation ("PCC"), a wholly-owned subsidiary of Parkway. Eastover Realty offers full-service leasing, management, construction and brokerage services.

      Through December 31, 1994, the Company was a party to an expense-sharing agreement whereby certain general and administrative expenses were paid by the administrator of the agreement and then allocated on a monthly basis among the participants, as defined. Congress Street Properties, Inc. administered this agreement through the date of its merger into PCC and received no income for the administration of the agreement.
The expense-sharing agreement called for the income of Eastover Realty to be netted against the shared expenses before allocation to the participants. This was done through December 31, 1994, the termination date of the agreement. Income of Eastover Realty is now included in the operations of the Company as management company income and expenses.

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

      At March 31, 1995, the Company had one line of credit with a $5,000,000 credit limit, interest at prime due monthly, an unused line fee of .25% due quarterly and maturity on June 30, 1995. The balance outstanding on this line at March 31, 1995 was $2,865,000. The entire balance outstanding under this line was repaid on April 27, 1995 with funds made available to the Company as a result of the merger of EB, Inc. discussed previously. The Company has obtained a commitment from the lender to renew this line of credit at an amount equal to sixty-five percent of the quoted market value of the pledged securities, not to exceed $10,000,000. The note will be secured by the Company's
637,705 shares of Union Planters Corporation which was also obtained in the merger of EB, Inc. discussed previously. The shares had a quoted market value of $16,899,000 on March 12, 1995. The note will have an interest rate of eight percent (8%) through June 30, 1995, and thereafter the rate will adjust quarterly to a rate of 1.85% above the London Interbank Offered Rate ("LIBOR") quoted for a 90-day period. Interest payments on the note will be due monthly with a final maturity on June 30, 1996.

      The Company had a second line of credit with a $1,000,000 credit limit, interest at prime plus .5% due monthly and an unused line fee of .75% due quarterly. The Company repaid the $1,000,000 amount outstanding on this note on April 27, 1995 with funds made available to the Company as a result of the merger of EB, Inc. discussed previously. This line of credit matured on April 30, 1995. The Company is negotiating with the lender to extend this line of credit with terms that would be more favorable for the Company.




                              THE PARKWAY COMPANY
                           PART II.  OTHER INFORMATION


Item 6.  Exhibits and reports on Form 8-K
         --------------------------------

         Exhibit 27 - Financial Data Scheduled attached hereto.

         No reports on Form 8-K were filed during the current reporting period.

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