Form 10QSB
period 1995-06-30
PARKWAY CO/TX
filed 1995-08-14
CIK 729237

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                       ---------------------------------

                                  FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                      -----------------------------------

                   For Quarterly Period Ended June 30, 1995
                       Commission File Number  0-12505

                              The Parkway Company
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)



              Texas                         74-2123597
------------------------------  ---------------------------------
(State or other jurisdiction of (IRS Employer Identification No.)
incorporation or organization)

300 One Jackson Place
188 East Capitol Street
P. O. Box 22728
Jackson, Mississippi                             39225-2728
----------------------------------------  -----------------------
(Address of principal executive offices)         (Zip Code)

Issuer's telephone number, including area code   (601) 948-4091
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

                               YES    X          NO
                                    -----            -----
  1,997,263 shares of common stock, $1.00 par value, were outstanding at August 1, 1995.

                             THE PARKWAY COMPANY
                                  FORM 10-QSB

                               TABLE OF CONTENTS
                      FOR THE QUARTER ENDED JUNE 30, 1995

------------------------------------------------------------------------------
                                                                          Page
                                                                          ----

                         Part I. Financial Information

Item 1.     Financial Statements

   Consolidated balance sheet, June 30, 1995 and                            3
     December 31, 1994

   Consolidated statements of income for the three months                   4
     and six months ended June 30, 1995 and 1994

   Consolidated statements of cash flows for the six                        6
     months ended June 30, 1995 and 1994

   Consolidated statements of shareholders' equity for the                  8
     six months ended June 30, 1995 and 1994

   Notes to consolidated financial statements                               9


Item 2.     Management's Discussion and Analysis of                        13
            Financial Condition and Results of Operations

Item 4.     Submission of Matters to a Vote of Security Holders            22



                          Part II.  Other Information


Item 6.     Exhibits and Reports on Form 8-K                               22



                                  Signatures


Authorized signatures                                                      23

                         CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                                    June 30         Dec. 31
                                                      1995           1994
                                                   --------        --------
                                        (Unaudited)
Assets
 Real estate related investments
   Operating real estate (net of
     accumulated depreciation of
     $6,692 and $6,177)...............              $ 27,133        $ 27,907
   Real estate held for sale..........                12,064          11,369
   Real estate and financial
     service companies................                19,480          15,061
   Mortgage loans.....................                 7,001           3,603
   Real estate partnerships and
     corporate joint venture..........                   775             889
                                                    --------        --------
                                                      66,453          58,829
 Interest and rents receivable and
   other assets.......................                 2,787           1,486
 Cash and cash equivalents............                 1,899             320
 Restricted cash......................                   271             427
                                                    --------        --------
                                                    $ 71,410        $ 61,062
                                                    ========        ========
 Liabilities
 Notes payable to banks...............              $    340        $  4,154
 Mortgage notes payable without
   recourse...........................                22,750          22,827
 Mortgage notes payable on wrap
   mortgages..........................                 1,928               -
 Accounts payable and other
   liabilities........................                 4,935           1,563
 Deferred gain........................                   271             280
                                                    --------        --------
                                                      30,224          28,824
                                                    --------        --------
Shareholders' Equity
 Common stock, $1.00 par value,
   10,000,000 shares authorized,
   1,992,263 and 1,563,308 shares
   issued in 1995 and 1994,
   respectively.......................                 1,992           1,563
 Additional paid-in capital...........                32,788          26,847
 Retained earnings....................                 3,868           3,158
                                                    --------        --------
                                                      38,648          31,568
 Unrealized gains on securities.......                 2,538             670
                                                    --------        --------
                                                      41,186          32,238
                                                    --------        --------
                                                    $ 71,410        $ 61,062
                                                    ========        ========
------------------------------------------------------------------------------
                See notes to consolidated financial statements.

[CAPTION]
                               CONSOLIDATED STATEMENTS OF INCOME
                                                 (Unaudited)

                                                     Three Months Ended                Six Months Ended
                                                           June 30                          June 30
                                                       ----------------------        ---------------------
                                                  1995           1994                1995           1994
                                                --------       --------            --------       --------

                                                               (In thousands, except per share data)
Revenues
Income from real estate properties..            $ 1,948         $ 1,800             $ 3,731        $ 3,360
Management company income...........                245               -                 480              -
Interest on mortgage loans..........                341             123                 493            177
Equity in earnings (losses):
  Real estate companies.............                  -             270                 135            379
  Real estate partnerships and
    corporate joint venture.........                 30              72                  47             44
Gain (loss) on securities...........                125             116                 101            453
Interest on investments.............                 33              41                  35             72
Dividends, deferred gains and
  other income......................                371              40                 477             57
Gain (loss) on real estate and
  mortgage loans....................                713              14                 836           (113)
                                                -------        --------            --------       --------
                                                  3,806           2,476               6,335          4,429
                                                -------        --------            --------       --------
Expenses
Real estate owned:
  Operating expense.................              1,079           1,006               2,056          1,941
  Interest expense..................                535             591               1,072          1,185
  Depreciation and amortization.....                282             271                 563            526
  Minority interest.................                (33)            (97)                (70)          (240)
Interest expense:
  Notes payable to banks............                 26               -                 111              -
  Notes payable on wrap mortgages...                 29               -                  29              -
Management company expenses.........                153               -                 323              -
Shared general and administrative
  expenses..........................                  -             204                   -            329
Other expenses......................                530             118                 973            225
                                               --------        --------            --------       --------
                                                  2,601           2,093               5,057          3,966
                                               --------        --------            --------       --------
Income before taxes.................              1,205             383               1,278            463

Income tax provision................                  -               -                   -              1
                                               --------        --------            --------       --------
Net income..........................           $  1,205        $    383            $  1,278       $    462
                                               ========        ========            ========       ========
Net income per share................           $    .65        $    .27            $    .75       $    .34
                                               ========        ========            ========       ========

Weighted average shares outstanding               1,860           1,419               1,713          1,340
                                               ========        ========            ========       ========


-------------------------------------------------------------------------------
             See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         Six Months Ended
                                                             June 30
                                                     1995            1994
                                                   --------        --------
                                                         (In thousands)
Operating Activities
 Net income...........................              $ 1,278         $   462
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Equity in earnings..................                (182)           (423)
   Dividends received..................                  76             197
   Distributions from operations of
     real estate partnership and
     corporate joint venture...........                 161              98
   Depreciation and amortization.......                 563             526
   Amortization of discounts, deferred
     gains and other...................                 (97)            (53)
   (Gain) loss on real estate and
      mortgage loans...................                (836)            113
   (Gain) loss on securities...........                (101)           (453)
   Minority interest depreciation......                (104)           (269)
                                                    --------       --------
                                                        758             198
   Changes in operating assets and
     liabilities:
     Decrease (increase) in
       receivables.....................                 248              73
     Increase in accounts payable and
       accrued expenses................                 878             507
                                                    --------       --------
   Cash provided by operating
     activities........................               1,884             778
                                                    --------       --------

Investing Activities
 Payments received on mortgage loans...                 724             197
 Purchases of investments in real
   estate companies....................                (992)         (5,636)
 Purchase of real estate properties....                   -               7
 Proceeds from sale of real estate
   owned...............................                 667             100
 Proceeds from sale of investments in
   real estate companies...............               1,218           1,404
 Improvements to real estate owned.....                (148)           (225)
 Purchase of real estate partnership
   interest............................                   -            (291)
 Release of restricted cash............                   -             165
 Proceeds from merger of EB, Inc.......               2,702               -
 Proceeds from merger of First
   Continental.........................                   -              25
 Payments (advances) on notes
   receivable from affiliates..........                   -             190
                                                   --------        --------
Cash used in investing activities......               4,171          (4,064)
                                                   --------        --------
Financing Activities
 Principal payments on long-term debt..                 (94)             79
 Proceeds from bank borrowings.........               1,498           6,296
 Principal payments on bank borrowings.              (5,312)         (5,517)
 Payments on note payable to affiliate.                   -          (2,274)
 Stock options exercised...............                   -              (4)
 Dividends paid........................                (568)           (378)
                                                   --------        --------
Cash provided by (used in) financing
  activities...........................              (4,476)         (1,798)
                                                   --------        --------

Increase (decrease) in cash............               1,579          (5,084)
Cash and cash equivalents at beginning
  of period............................                 320           5,301
                                                   --------        --------

Cash and cash equivalents at end of
  period...............................            $  1,899        $    217
                                                   ========        ========

-----------------------------------------------------------------------------
                See notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (In thousands)

                                                        Six Months Ended
                                                             June 30
                                                      ---------------------
                                                      1995            1994
                                                   --------        --------
                                                          (In thousands)

Common stock, $1.00 par value
  Balance at beginning of period......              $ 1,563         $ 2,333
  Shares issued in merger with
    EB, Inc...........................                  429               -
  Retire treasury shares..............                    -          (1,073)
                                                   --------        --------
  Balance at end of period............                1,992           1,260
                                                   --------        --------
Additional paid-in capital
  Balance at beginning of period......               26,847          39,271
  Shares issued in merger with
    EB, Inc...........................                5,941               -
  Retire treasury shares..............                    -         (15,246)
                                                   --------        --------
  Balance at end of period............               32,788          24,025
                                                   --------        --------
Retained Earnings
  Balance at beginning of period......                3,158           2,361
  Net income..........................                1,278              80
  Cash dividends declared.............                 (568)              -
  Exercise stock options..............                    -              (2)
                                                   --------        --------
  Balance at end of period............                3,868           2,439
                                                   --------        --------
Treasury shares, at cost
  Balance at beginning of period......                    -         (16,320)
  Exercise stock options..............                    -               1
  Retire treasury shares..............                    -          16,319
                                                   --------        --------
  Balance at end of period............                    -               -
                                                   --------        --------
Unrealized gain on securities
  Balance at beginning of period......                  670               -
  Unrealized gain on securities.......                1,868               -
                                                   --------        --------
  Balance at end of period............                2,538               -
                                                   --------        --------

Total shareholders' equity............              $41,186         $27,724
                                                   ========        ========


------------------------------------------------------------------
                See notes to consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)
June 30, 1995

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

(3) Investments in Real Estate Companies

    Investments in real estate companies consist of the following:

                                                         Quoted
                                June 30                  Market
                                 1995      Investments    Value
                               Ownership     June 30     June 30
                              Percentage      1995        1995
                              ----------   -----------   -------
                                         (In thousands)
Investee

Non-equity method investees:
 Union Planters Corporation...          1.4%          $ 16,136       $ 16,136
 EastGroup Properties.........          2.7%             2,189          2,189
 Other........................           -               1,155          1,155
                                            --------     --------
                                                      $ 19,480       $ 19,480
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

     At June 30, 1995, Union Planters Corporation had a cost basis of $14,178,000, EastGroup Properties had a cost basis of $1,599,000 and the other non-equity method investees had a cost basis of $1,165,000. The securities are carried at fair value, resulting in a net unrealized gain of $2,538,000 at June 30, 1995.

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
                                                  ========

    On April 27, 1995, the merger of Parkway Acquisition Corporation, a wholly-owned subsidiary of Parkway, with and into EB, Inc. was completed. Under the terms of the merger, EB, Inc. became a wholly-owned subsidiary of Parkway. Shareholders of EB, Inc., other than Parkway, received a cash payment in the amount of eight dollars ($8.00) plus sixty-two point three one hundredths (.623) of one share of Parkway common stock for each share of EB, Inc. owned by them. The merger resulted in a total of approximately $5,548,000 being disbursed to EB, Inc. shareholders. At April 27, 1995, EB, Inc. had $8,603,000 in cash and cash equivalents which were used to make these payments. Parkway incurred $353,000 of expenses in completing the merger. Parkway recorded a net increase in cash and cash equivalents of $2,702,000 as a result of the merger and issued 428,955 shares of common stock to EB shareholders.

    Effective April 27, 1995 with the merger of EB, Inc. (discussed in further detail below), the Company no longer has any equity method investments in real estate companies.

(4) Supplemental Cash Flow Information

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                                                             June 30
                                                    -----------------------

                                                       1995           1994
                                                    ----------     ----------
                                                          (In thousands)

          Cash paid for interest.......             $1,192,000     $1,228,000
          Cash paid for income taxes...                  8,300          1,400
          Loans to facilitate sales
            of real estate.............                 30,000        420,000

(5) Subsequent Events

    On July 31, 1995, the Company acquired the Security Centre' office complex in Jackson, Mississippi from the Resolution Trust Corporation, as receiver for Security Federal Savings and Loan Association, for $13,500,000. Upon acquisition, the buildings were renamed Mtel Centre'. Mtel Centre' is an office building complex consisting of 260,000 net rentable square feet in two buildings and 130 parking spaces located in the central business district of Jackson. The buildings were 96% leased at July 31, 1995. Jackson-based Mobile Telecommunications Technologies Corp. (Mtel) currently occupies approximately 122,000 square feet in the building under a ten-year lease that expires in July 2005. The Company funded the acquisition with cash balances of $4,270,000 and $8,740,000 drawn under two lines of credit with Deposit Guaranty National Bank. In addition to the line of credit discussed previously, Deposit Guaranty National Bank extended the Company an additional $2,000,000 Line of Credit for the purpose of purchasing Mtel Centre'. The line of credit has the same terms as the $10,000,000 line of credit with the exception of the maturity date, which is August 15, 1995. The Company has received a commitment from Deposit Guaranty National Bank to provide a $10,000,000 term loan secured by the Mtel Centre' which would mature eighteen (18) months from the date of the loan closing. The term loan will have an interest rate of the bank's prime lending rate with interest payments due monthly and principal due at maturity. The Company expects to close on the $10,000,000 term loan prior to August 31, 1995. The Company intends to seek non-recourse, 12-year, fully amortizing financing on the building. Cash flows from the operation of the building are expected to fully cover debt service on the long-term financing.

    Subsequent to June 30, 1995, the Company sold 6.96 acres of land in Houston, Texas, the American Inn North Motel in Indianapolis, Indiana, and 75,000 shares of Union Planters Corporation common stock and received the prepayment of $915,000 on a mortgage loan payable to the Company. The total cash proceeds to the Company from these transactions was approximately $5,600,000. The Company expects to report aggregate gains of approximately $2,300,000 in the third quarter of 1995 related to these dispositions. Funds from these transactions were used to repay borrowings under bank lines of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION
-------------------
(Comments are for the balance sheet dated June 30, 1995 compared to the balance sheet dated December 31, 1994.)

      Total assets of The Parkway Company ("Parkway" or the "Company") were $71,410,000 at June 30, 1995, an increase of $10,348,000 from
December 31, 1994. Liabilities increased $1,400,000 to $30,224,000 during the same period. Book value per share increased from $20.62 at December 31, 1994 to $20.67 at June 30, 1995.

      The April 27, 1995 merger of Parkway Acquisition Corporation ("PAC"), a wholly-owned subsidiary of Parkway, with and into EB, Inc. ("EB") accounts for most of the balance sheet changes from December 31, 1994 as compared to June 30, 1995. The increase to net assets from the merger was as follows:

      Union Planters Corporation stock
        (637,705 shares) . . . . . . . . . . . . . . . . . . $15,069,000
      Cash . . . . . . . . . . . . . . . . . . . . . . . . .   8,603,000
      Mortgages. . . . . . . . . . . . . . . . . . . . . . .   3,698,000
      Operating real estate properties . . . . . . . . . . .     307,000
      Real estate held for sale. . . . . . . . . . . . . . .      96,000
      Interest receivable and other assets . . . . . . . . .     392,000
      Mortgage notes payable on wrap mortgages . . . . . . .  (1,945,000)
      Accounts payable and other liabilities . . . . . . . .  (1,496,000)
                                                             -----------
                                                             $24,724,000
                                                             ===========
The Company's purchase prices of these assets consisted of:

      Common stock issued (428,955 shares)                   $ 6,370,000
      Cash                                                     5,534,000
      Cash in lieu of fractional shares                           14,000
      Merger expenses                                            353,000
      Investment in EB                                        12,453,000
                                                             -----------
                                                             $24,724,000
                                                             ===========

      The financial reporting and income tax accounting may vary considerably in a business combination. Parkway has historically used and plans to continue to use, when applicable, the purchase method of accounting for financial reporting purposes. Because mergers have such a material impact on Parkway, a brief explanation of the purchase method of accounting and its effect on Parkway is set forth below.

      For financial reporting purposes, the assets of the company acquired are assigned new cost basis amounts based on the purchase price of the assets to Parkway. In general, the purchase price to Parkway consists of the new shares issued at the market price of the Parkway stock on the date of the merger plus cash paid, if any, and the previous investment Parkway has in the company. Since Parkway stock is selling at a discount to book value and the stocks acquired are also selling at discounts to book value, the accounting results in a writedown of the assets acquired from their book value and also a decrease in book value per share of the Parkway stock. In some cases, the non current assets, usually real estate and mortgage loans, are written down considerably from their previous book values. As the assets are sold or loans are collected, income will be recorded to the extent of cash received less the new written down basis.

      For income tax purposes, Parkway typically receives a carryover basis in the assets purchased which is equal to the tax basis of those assets prior to the merger. In most cases, this basis is higher than book basis due to allowance for losses and writedowns that were recorded for financial reporting purposes but not tax purposes, so as in the example above, assets sold may generate tax losses.

      In summary, if assets from merged companies are sold for their pre-merger book value, two positive things happen - (1) gains for financial reporting purposes are recorded and (2) losses for income tax purposes are recorded. Management believes that Parkway is positioned to record earnings without creating income tax liabilities by selling assets of the acquired companies.

      The investment in operating real estate decreased a net $774,000 during the six months ended June 30, 1995. One component of this decrease was the reclassification of the American Inn North hotel investment of $744,000 from operating real estate to real estate held for sale. This reclassification was made to reflect the July 31, 1995 sale of the property. Other decreases in operating real estate was due to depreciation of operating properties of $517,000 and the sale of three townhomes in Corpus Christi, Texas with a basis of $37,000. These sales resulted in a net gain of $116,000 with the Company receiving net cash proceeds of $153,000. The Company made capital improvements to operating properties of $145,000 and recorded the operating real estate properties of EB, acquired through the April 27, 1995 merger, at $307,000. The operating properties of EB consist of one 180-unit apartment complex in Orlando, Florida known as Coral Club Apartments and the leasehold improvements on a theatre in Meridian, Mississippi.

      Real estate held for sale increased a net $695,000 during the six months ended June 30, 1995. As discussed previously, $744,000 of this increase reflects the reclassification of the American Inn North hotel investment from operating real estate to real estate held for sale.
The real estate held for sale acquired through the EB merger was recorded at $96,000 and consists of 6 non-operating properties located in various cities in Mississippi. The properties are being actively marketed for sale. One mortgage loan was foreclosed during the period with a capitalized cost of $24,000. The Company sold various real estate properties with a basis of $170,000 during the six months ended June 30, 1995. These sales resulted in a net gain of $358,000 recognized with the Company receiving net cash proceeds of $514,000 and a $30,000 mortgage note receivable. Additional gains of $16,000 were deferred and will be recognized as principal payments are received on the note receivable.

      The investment in real estate and financial services companies increased a net $4,419,000 during the six months ended June 30, 1995. The Company acquired 637,705 shares of Union Planters Corporation in the EB merger, which was recorded at the market price as quoted on the New York Stock Exchange on the date of the merger of $15,069,000 ($23.63 per share). The Company's investment in the stock of EB at the date of the merger of $12,453,000 was eliminated through the recording of the merger. Parkway sold 37,705 shares of Union Planters stock and shares of another investment in real estate company security having a combined basis of $1,117,000 during the six months ended June 30, 1995. Total cash proceeds from the sales were $1,218,000 and net gains from the sales of $101,000 were recorded. The Company received dividends of $76,000 from its investment in EB prior to the April 27, 1995 merger date. Also during the six months ended June 30, 1995, the Company recorded equity in earnings from its investment in EB through the date of merger of $135,000, recorded an increase in unrealized gains on securities of $1,869,000 and purchased 105,000 shares of a real estate company stock at a cost of $992,000.

      Mortgage loans increased a net $3,398,000 during the six months ended June 30, 1995. The Company acquired 98 loans in the EB merger which were recorded at $3,698,000. The loans have a principal balance of $18,794,000 and an estimated net realizable value of $13,945,000. Under the purchase method of accounting, which was discussed previously, the loans were recorded at significantly less than their net realizable value. The difference between the net realizable value of the loans and the recorded balances will be amortized over the life of the loans based on principal payments received. During the six months ended June 30, 1995, $204,000 was amortized on the loans acquired in the EB merger and recorded as gain on mortgage loans. Parkway Texas received pay offs of four mortgage loans during the six months ended June 30, 1995, recognizing a gain on mortgage loans of $158,000 related to those loans. Mortgage loans decreased $724,000 due to principal payments received and increased $54,000 due to the amortization of valuations on mortgage loans. The Company also foreclosed on one mortgage loan with a net balance of $22,000.

      The net decrease in real estate partnerships and corporate joint venture for the six months ended June 30, 1995 was $114,000. The Company recorded equity in earnings of real estate partnerships and corporate joint venture of $47,000 and received distributions of $161,000 during the period.

      Interest and rents receivable and other assets increased $1,301,000 during the six months ended June 30, 1995. The Company recorded $392,000 in receivables and other assets as a result of the EB merger. Other increases in receivables and other assets were the result of normal business operations.

      Notes payable to banks decreased $3,814,000 during the six months ended June 30, 1995, reflecting advances of $1,498,000 and payments of $5,312,000 under bank lines of credit and the payment of $150,000 on other bank debt. At June 30, 1995 no amounts were outstanding on the Company's lines of credit. The decrease in mortgage notes payable without recourse of $77,000 reflects scheduled principal payments.

      In the EB merger, the Company received a forty percent (40%) interest in a mortgage note receivable on an office complex in Virginia Beach, Virginia. The mortgage loan has an outstanding principal balance of $16,113,000, of which the Company's 40% interest is $6,445,000. The Company's 40% interest in this loan was recorded at $1,044,000. The Virginia Beach mortgage loan is subject to seven wraparound mortgages totalling $4,862,000 at the date of the EB merger. The Company's 40% share of these wraparound mortgages of $1,945,000 was recorded in the EB merger. The loans have an average rate of 9.14% and mature on various dates beginning in January 2004. Subsequent to the April 27, 1995 EB merger, principal payments of $17,000 were made on the wrap mortgages.

      Accounts payable and other liabilities increased $3,372,000 during the six months ended June 30, 1995. Of this amount, $1,496,000 was recorded in the EB merger. Other increases in accounts payable and other liabilities were the result of normal business operations.

      Shareholders' equity increased $8,948,000 during the comparison period as a result of the following factors:

                                            Increase (decrease)
                                            -------------------
                                              (In thousands)

            Net income                          $    1,278
            Dividends declared                        (568)
            Change in unrealized gains               1,868
            Shares issued in EB merger               6,370
                                                ----------
                                                $    8,948
                                                ==========

RESULTS OF OPERATIONS
---------------------
(Comments are for the three months and six months ended June 30, 1995 compared to the three months and six months ended June 30, 1994.)

      Operations of real estate properties are summarized below:

                                            Three Months Ended
                                                 March 31
                                           --------------------
                                             1995        1994
                                           --------    --------
                                              (In thousands)

     Income from real estate properties... $  1,948    $  1,800
     Real estate operating expense........   (1,079)     (1,006)
                                           --------    --------
                                                869         794
     Interest expense on real estate
       properties.........................     (535)       (591)
     Depreciation and amortization........     (282)       (271)
     Minority interest....................       33          97
                                           --------    --------
                                           $     85    $    (29)
                                           ========    ========

                                              Six Months Ended
                                                  June 30
                                           --------------------
                                             1995        1994
                                           --------    --------
                                              (In thousands)

     Income from real estate properties... $  3,731    $  3,360
     Real estate operating expense........   (2,056)     (1,941)
                                           --------    --------
                                              1,675       1,419
     Interest expense on real estate
       properties.........................   (1,072)     (1,185)
     Depreciation and amortization........     (563)       (526)
     Minority interest....................       70         240
                                           --------    --------
                                           $    110    $    (52)
                                           ========    ========

     The effect on the Company's operations related to One Jackson Place (which have been included in the numbers above) follows:

                                       Three Months Ended     Six Months Ended
                                             March 31              June 30
                                         ---------------      ----------------
                                          1995      1994        1995     1994
                                         -------  -------     -------  -------
                                          (In thousands)       (In thousands)

      Revenues                           $  943   $  941      $1,842   $1,833
      Operating expenses                   (354)    (361)       (681)    (748)
      Interest expense                     (518)    (518)     (1,036)  (1,036)
      Depreciation                         (224)    (221)       (450)    (447)
      Minority interest income               33       95          70      238
                                         -------  -------     -------  -------
      Net loss                           $ (120)  $  (64)     $ (255)  $ (160)
                                         =======  =======     =======  =======

      The increase in interest on mortgage loans of $218,000 for the three months ended June 30, 1995 is due primarily to $209,000 of interest income on loans received in the merger with EB, Inc. The increase in interest on mortgage loans of $316,000 for the six months ended June 30, 1995 is due primarily to the merger with EB, Inc. mentioned above and interest income recorded on the mortgage loans received in the merger with First Continental Real Estate Investment Trust ("FCREIT")in May 1994. Also contributing to this increase was interest recorded on a mortgage loan made during the last fiscal year in connection with the sale of real estate.

      The gain on real estate and mortgage loans for the six months ended June 30, 1995 of $836,000 is due primarily to the sale of 20 residential lots, 1 commercial lot, 3 townhomes and 1 foreclosed condo having gains of $473,000. The Company also recorded $363,000 in gains due to pay offs and payments on mortgage loans acquired in the EB, Inc. and FCREIT mergers and accounted for under the purchase method of accounting.

      The gain on securities of $101,000 for the six months ended June 30, 1995 is due to a gain of $125,000 on the sale of an investment for $1,018,000 with a basis of $893,000 in the three months ending June 30, 1995 and a loss on the sale of securities of $24,000 for $202,000 with a basis of $226,000 during the six month period ending June 30,1995.

      The gain on securities for the three months and six months ending June 30, 1994 of $116,000 and $453,000, respectively, is due the sale of an investment for $252,000 with a basis of $136,000 in the three months ending June 30, 1994 and the sale of 58,525 shares of EastGroup Properties for $1,152,000 for a gain of $337,000 during the six months ending June 30, 1994.

      Equity in of real estate companies consists of the following:

                                        Three Months Ended   Six Months Ended
                                             March 31             June 30
                                         ----------------     ---------------
                                          1995      1994        1995     1994
                                         -------  -------     -------  -------
                                          (In thousands)       (In thousands)

      EB, Inc.                           $    -   $  226      $  135   $  248
      EastGroup                               -       59           -      170
      FCREIT                                  -        -           -       (9)
      Congress Street                         -      (15)          -      (30)
                                         -------  -------     -------  -------
                                         $    -   $  270      $  135   $  379
                                         =======  =======     =======  =======


      Equity in operations of real estate partnerships and corporate joint venture consists of the following:

                                          Three Months Ended  Six Months Ended
                                               March 31           June 30
                                         ----------------     ----------------
                                          1995      1994        1995     1994
                                         -------  -------     -------  -------
                                          (In thousands)       (In thousands)
      Golf Properties, Inc.               $  28    $  72       $  30      $44
      Wink/Parkway Partnership                2        -          17        -
                                         -------  -------     -------  -------
                                          $  30    $  72       $  47    $  44
                                         =======  =======     =======  =======

      Interest expense of $111,000 for the six months June 30, 1995 is due to borrowings under bank lines of credit. Interest expense on wrap mortgages of $29,000 for the three months and six months June 30, 1995 is due to the debt received in the merger with EB, Inc.

      The Company recorded management company income of $480,000 and management company expenses of $323,000 in 1995 through Eastover Realty, a wholly-owned subsidiary acquired in the merger of Congress Street Properties, Inc. into Parkway Congress Corporation. Eastover Realty offers full-service leasing, management, construction and brokerage services.

      Through December 31, 1994, the Company was a party to an expense-sharing agreement whereby certain general and administrative expenses were paid by the administrator of the agreement and then allocated on a monthly basis among the participants, as defined. Congress Street Properties, Inc. administered this agreement through the date of its merger with Parkway and received no income for the administration of the agreement. The agreement called for the income of Eastover Realty to be netted against the costs of the shared expenses before allocation to the participants. This was done through December 31, 1994, the termination date of the agreement.
      Effective January 1, 1995, the Company terminated the expense-sharing agreement and the income of Eastover Realty is now included in the operations of the company as management company income and expenses.

      As a result of the termination of the expense-sharing agreement, there were no shared general and administrative expenses during the six months ending June 30, 1995. The increase in other expenses of $748,000 reflects primarily the general and administrative expenses paid previously through the expense-sharing agreement in addition to increases as a result of the mergers of FCREIT and EB, Inc. on May 10, 1994 and April 27, 1995 respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Funds provided by operations, mortgage loan payments, bank borrowings, proceeds from the sale of investment securities and sales of real estate investments were the primary sources of funds for the Company during the six months ended June 30, 1995. In addition, the Company received a net $2,702,000 from the merger with EB, Inc. This is discussed in more detail elsewhere in "Liquidity and Capital Resources". Funds provided by these sources and cash balances were sufficient to cover repayment of long-term debt and bank debt, dividends paid to shareholders, purchases of stock of other real estate companies, improvements to real estate properties and the payment of operating expenses. At June 30, 1995, the Company had available $1,899,000 in cash and short-term investments. Management believes that funds generated from operations, borrowings on lines of credit and cash on hand will be sufficient to cover long and short-term operating cash requirements.

      On April 27, 1995, the merger of Parkway Acquisition Corporation, a wholly-owned subsidiary of Parkway, with and into EB, Inc. was completed. Under the terms of the merger, EB, Inc. became a wholly-owned subsidiary of Parkway. Shareholders of EB, Inc., other than Parkway, received a cash payment in the amount of eight dollars
($8.00) plus sixty-two point three one hundredths (.623) of one share of Parkway common stock for each share of EB, Inc. owned by them. The merger resulted in a total of approximately $5,548,000 being disbursed to EB, Inc. shareholders. At April 27, 1995, EB, Inc. had $8,603,000 in cash and cash equivalents which were used to make these payments. Parkway incurred $353,000 of expenses in completing the merger. As a result, Parkway recorded a net increase in cash and cash equivalents of $2,702,000 as a result of the merger. Parkway issued 428,955 shares of common stock to EB shareholders.

      At June 30, 1995, the Company had one line of credit with Deposit Guaranty National Bank at an amount equal to sixty-five percent (65%) of the quoted market value of certain pledged securities described below, not to exceed $10,000,000 (the "$10,000,000 line of credit"). The note is secured by 500,000 shares of Union Planters Corporation, which were acquired in the EB merger and 105,000 shares of another real estate company. At June 30, 1995, the securities had a combined quoted market value of $14,442,500. The note has an interest rate of the London Interbank Offered Rate ("LIBOR") quoted for a 90-day period plus 1.85%. Interest payments on the note will be paid monthly with a fixed maturity on June 30, 1996. At June 30, 1995, no amounts were outstanding on the line of credit.

      On July 31, 1995, the Company acquired the Security Centre' office complex in Jackson, Mississippi from the Resolution Trust Corporation, as receiver for Security Federal Savings and Loan Association, for $13,500,000. Upon acquisition, the buildings were renamed Mtel Centre'. Mtel Centre' is an office building complex consisting of 260,000 net rentable square feet in two buildings and 130 parking spaces located in the central business district of Jackson. The buildings were 96% leased at July 31, 1995. Jackson-based Mobile Telecommunications Technologies Corp. (Mtel) currently occupies approximately 122,000 square feet in the building under a ten-year lease that expires in July 2005. The Company funded the acquisition with cash balances of $4,270,000 and $8,740,000 drawn under two lines of credit with Deposit Guaranty National Bank. In addition to the line of credit discussed previously, Deposit Guaranty National Bank extended the Company an additional $2,000,000 Line of Credit for the purpose of purchasing Mtel Centre'. The line of credit has the same terms as the $10,000,000 line of credit with the exception of the maturity date, which is August 15, 1995. The Company has received a commitment from Deposit Guaranty National Bank to provide a $10,000,000 term loan secured by the Mtel Centre' which would mature eighteen (18) months from the date of the loan closing. The term loan will have an interest rate of the bank's prime lending rate with interest payments due monthly and principal due at maturity. The Company expects to close on the $10,000,000 term loan prior to August 31, 1995. The Company intends to seek non-recourse, 12-year, fully amortizing financing on the building. Cash flows from the operation of the building are expected to fully cover debt service on the long-term financing.

      Subsequent to June 30, 1995, the Company sold 6.96 acres of land in Houston, Texas, the American Inn North Motel in Indianapolis, Indiana, and 75,000 shares of Union Planters Corporation common stock and the received the prepayment of $915,000 on a mortgage loan payable to the Company. The total cash proceeds to the Company from these transactions was approximately $5,600,000. The Company expects to report aggregate gains of approximately $2,300,000 in the third quarter of 1995 related to these dispositions. Funds from these transactions were used to repay borrowings under bank lines of credit.

                                    PART I.


Item 4.  Submission of Matters to a Vote of Security Holders

      On May 31, 1995, the Company held its Annual Meeting of Shareholders. At the Annual Meeting, Daniel C. Arnold, H. C. Bailey, Jr., George R. Farish, Roger P. Friou, B. Pat Green, Jr., Sidney W. Lassen, Joe F. Lynch, C. Herbert Magruder, W. Lincoln Mossop and Leland R. Speed were elected directors of the Company, each to serve until the 1995 Annual Meeting. The following is a summary of the voting for directors:

          Nominee                Vote For           Votes Withheld
      ---------------          ------------         --------------
      Mr. Arnold                1,197,634                5,056
      Mr. Bailey, Jr.           1,197,592                5,098
      Mr. Farish                1,197,837                4,853
      Mr. Friou                 1,197,016                5,674
      Mr. Green, Jr.            1,197,628                5,062
      Mr. Lassen                1,197,858                4,832
      Mr. Lynch                 1,197,551                5,139
      Dr. Magruder              1,197,616                5,074
      Mr. Mossop                1,197,843                4,847
      Mr. Speed                 1,197,822                4,868

Other matters voted upon at the meeting are described below.

                          Vote for    Vote Against  Abstain  Non-Vote
                        ------------  ------------  -------  --------
1.  Approve Ernst &
    Young as indepen-
    dent auditors         1,197,028       1,815     3,847      -

                           PART II.  OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K
         --------------------------------

         (a)  Exhibits

              Exhibit 27 - Financial Data Scheduled attached hereto.

         (b)  Reports on Form 8-K

                (1)  Filed May 12, 1995

                     Reporting the April 27, 1995 merger of Parkway Acquisition Corporation ("PAC"), a wholly-owned subsidiary of The Parkway Company ("Parkway"), with and into EB, Inc. ("EB").

                     The following financial statements of EB, Inc. and unaudited Pro Forma Consolidated Financial
                     Statements were attached in an exhibit thereto.


                                    EB, INC.

Independent Auditor's Report
Balance Sheets - as of December 31, 1994 and 1993
Statements of Income - for the years ended
  December 31, 1994 and 1993
Statements of Changes in Stockholders' Equity - for
  the years ended December 31, 1994 and 1993
Statements of Cash Flows - for the years ended
  December 31, 1994 and 1993
Notes to Financial Statements

                               THE PARKWAY COMPANY

Pro Forma Consolidated Balance Sheet (Unaudited) -
  As of December 31, 1994
Pro Forma Consolidated Statements of Income (Unaudited) -
  For the Twelve Months Ended June 30, 1994
Pro Forma Consolidated Statements of Income (Unaudited) -
  For the Six Months Ended December 31, 1994

                                    SIGNATURE
                                    ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 14, 1995               THE PARKWAY COMPANY



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