Form 10QSB/A
period 1995-06-30
PARKWAY CO/TX
filed 1995-09-26
CIK 729237

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                       ---------------------------------
                                 FORM 10-QSB/A


                            AMENDMENT TO FORM 10-QSB
                                Filed Pursuant to
                      THE SECURITIES EXCHANGE ACT OF 1934


                              THE PARKWAY COMPANY
                ----------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                                AMENDMENT NO. 1
                                ---------------

      The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Form 10-QSB for the quarter ended June 30, 1995 as set forth in the pages attached hereto:

      Part II

      Item 6.     Exhibits and reports on Form 8-K

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereto duly authorized.

Date:  September 26, 1995                 THE PARKWAY COMPANY

                                    By_____________________________
                                          Sarah P. Clark
                                          Vice-President,
                                          Chief Financial Officer,
                                          and Secretary


                       PART II.  OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K
         --------------------------------

         (a)  Exhibits

              Exhibit 27 - Financial Data Schedule attached
                           hereto.

                                   SIGNATURE
                                   ---------

         Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED:  September 26, 1995            THE PARKWAY COMPANY


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