Form 10QSB
period 1995-09-30
PARKWAY CO
filed 1995-11-14
CIK 729237

SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC  20549

                ---------------------------------

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

               -----------------------------------

          For Quarterly Period Ended September 30, 1995
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

                          YES    X       NO
                               -----         -----
  1,995,986 shares of common stock, $1.00 par value, were outstanding at November 1, 1995.

                       THE PARKWAY COMPANY
                           FORM 10-QSB

                        TABLE OF CONTENTS
            FOR THE QUARTER ENDED SEPTEMBER 30, 1995

------------------------------------------------------------------------------
                                                             Page
                                                             ----

                  Part I. Financial Information

Item 1.   Financial Statements

   Consolidated balance sheet, September 30, 1995 and           3
     December 31, 1994

   Consolidated statements of income for the three months       4
     and nine months ended September 30, 1995 and 1994

   Consolidated statements of cash flows for the nine           6
     months ended September 30, 1995 and 1994

   Consolidated statements of shareholders' equity for the      8
     nine months ended September 30, 1995 and 1994

   Notes to consolidated financial statements                   9


Item 2.   Management's Discussion and Analysis of              13
            Financial Condition and Results of Operations



                   Part II.  Other Information


Item 6.   Exhibits and Reports on Form 8-K                     25


                           Signatures


Authorized signatures                                          25

                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)
                                         Sept. 30      Dec. 31
                                           1995         1994
                                         --------     --------
                                        (Unaudited)
Assets
 Real estate related investments
   Operating real estate (net of
     accumulated depreciation of
     $7,010 and $6,177)...............    $ 40,913     $ 27,907
   Real estate held for sale..........       9,551       11,369
   Real estate and financial
     service companies................      14,415       15,061
   Mortgage loans.....................       6,447        3,603
   Real estate partnerships and
     corporate joint venture..........         753          889
                                          --------     --------
                                            72,079       58,829
 Interest and rents receivable and
   other assets.......................       2,226        1,486
 Cash and cash equivalents............      10,062          320
 Restricted cash......................         357          427
                                          --------     --------
                                          $ 84,724     $ 61,062
                                          ========     ========
Liabilities
 Notes payable to banks...............    $ 10,000     $  4,154
 Mortgage notes payable without
   recourse...........................      22,404       22,827
 Mortgage notes payable on wrap
   mortgages..........................       1,903            -
 Accounts payable and other
   liabilities........................       4,004        1,563
 Deferred gain........................         269          280
                                          --------     --------
                                            38,580       28,824
                                          --------     --------
Shareholders' Equity
 Common stock, $1.00 par value,
   10,000,000 shares authorized,
   1,995,986 and 1,563,308 shares
   issued in 1995 and 1994,
   respectively.......................       1,996        1,563
 Additional paid-in capital...........      32,796       26,847
 Retained earnings....................       8,380        3,158
                                          --------     --------
                                            43,172       31,568
 Unrealized gains on securities.......       2,972          670
                                          --------     --------
                                            46,144       32,238
                                          --------     --------
                                          $ 84,724     $ 61,062
                                          ========     ========
------------------------------------------------------------------
         See notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)

                                       Three Months Ended
                                          September 30
                                     ----------------------
                                        1995         1994
                                      --------     --------
                                         (In thousands,
                                      except per share data)
Revenues
Income from real estate properties..  $ 2,314       $ 1,842
Management company income...........      405             -
Interest on mortgage loans..........      422           141
Equity in earnings (losses):
  Real estate companies.............        -           252
  Real estate partnerships and
    corporate joint venture.........       46           106
Gain (loss) on securities...........    1,292             -
Interest on investments.............       32            14
Dividend income.....................      206             5
Deferred gains and other income.....       90            29
Gain (loss) on real estate and
  mortgage loans....................    3,342           130
                                      -------      --------
                                        8,149         2,519
                                      -------      --------
Expenses
Real estate owned:
  Operating expense.................    1,308           977
  Interest expense..................      559           539
  Depreciation and amortization.....      348           273
  Minority interest.................      (44)         (123)
Interest expense:
  Notes payable to banks............       44            61
  Notes payable on wrap mortgages...       44             -
Management company expenses.........      298             -
Shared general and administrative
  expenses..........................        -           124
Other expenses......................      658           313
                                     --------      --------
                                        3,215         2,164
                                     --------      --------
Income before taxes.................    4,934           355
Income tax provision................       83             -
                                     --------      --------
Net income.......................... $  4,851      $    355
                                     ========      ========
Net income per share................ $   2.43      $    .23
                                     ========      ========
Weighted average shares outstanding     1,996         1,543
                                     ========      ========
-------------------------------------------------------------------
         See notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)

                                        Nine Months Ended
                                          September 30
                                     ----------------------
                                        1995         1994
                                      --------     --------
                                         (In thousands,
                                      except per share data)
Revenues
Income from real estate properties..  $ 6,045       $ 5,202
Management company income...........      885             -
Interest on mortgage loans..........      915           318
Equity in earnings (losses):
  Real estate companies.............      135           631
  Real estate partnerships and
    corporate joint venture.........       93           150
Gain (loss) on securities...........    1,393           453
Interest on investments.............       67            86
Dividend income.....................      467            12
Deferred gains and other income.....      307            79
Gain (loss) on real estate and
  mortgage loans....................    4,178            17
                                      -------      --------
                                       14,485         6,948
                                      -------      --------
Expenses
Real estate owned:
  Operating expense.................    3,364         2,918
  Interest expense..................    1,631         1,725
  Depreciation and amortization.....      911           799
  Minority interest.................     (113)         (361)
Interest expense:
  Notes payable to banks............      155            91
  Notes payable on wrap mortgages...       73             -
Management company expenses.........      621             -
Shared general and administrative
  expenses..........................        -           370
Other expenses......................    1,631           588
                                     --------      --------
                                        8,273         6,130
                                     --------      --------
Income before taxes.................    6,212           818
Income tax provision................       83             1
                                     --------      --------
Net income.......................... $  6,129      $    817
                                     ========      ========
Net income per share................ $   3.39      $    .58
                                     ========      ========
Weighted average shares outstanding      1,810        1,408
                                     ========      ========
------------------------------------------------------------------
         See notes to consolidated financial statements.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                           Nine Months Ended
                                             September 30
                                           1995         1994
                                         --------     --------
                                            (In thousands)
Operating Activities
 Net income...........................    $ 6,129      $   817
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Equity in earnings..................      (228)        (781)
   Dividends received..................        76          320
   Distributions from operations of
     real estate partnership and
     corporate joint venture...........       229          294
   Depreciation and amortization.......       911          799
   Amortization of discounts, deferred
     gains and other...................      (106)         (85)
   (Gain) loss on real estate and
      mortgage loans...................    (4,178)         (17)
   (Gain) loss on securities...........    (1,393)        (453)
   Minority interest depreciation......      (155)        (402)
                                          --------    --------
                                            1,285          492
   Changes in operating assets and
     liabilities:
     Decrease (increase) in
       receivables.....................       146          282
     Increase in accounts payable and
       accrued expenses................       701          771
                                          --------    --------
   Cash provided by operating
     activities........................     2,132        1,545
                                          --------    --------
Investing Activities
 Payments received on mortgage loans...     1,782          321
 Purchases of investments in real
   estate companies....................      (992)      (5,636)
 Purchase of real estate properties....   (13,759)      (1,495)
 Proceeds from sale of real estate
   owned...............................     5,739          278
 Proceeds from sale of investments in
   real estate companies...............     8,010        1,404
 Improvements to real estate owned.....      (357)        (307)
 Purchase of real estate partnership
   interest............................         -         (291)
 Release of restricted cash............         -          165
 Proceeds from merger of EB, Inc.......     2,702            -
 Proceeds from merger of First
   Continental.........................         -           25
 Payments (advances) on notes
   receivable from affiliates..........         -          218
                                         --------     --------


Cash used in investing activities......     3,125       (5,318)
                                         --------     --------
Financing Activities
 Principal payments on long-term debt..      (465)        (108)
 Proceeds from bank borrowings.........    19,344        8,241
 Principal payments on bank borrowings.   (13,498)      (6,598)
 Payments on note payable to affiliate.         -       (2,274)
 Stock options exercised...............        30           (5)
 Dividends paid........................      (908)        (609)
 Purchase of treasury stock............       (18)           -
                                         --------     --------
Cash provided by (used in) financing
  activities...........................     4,485       (1,353)
                                         --------     --------

Increase (decrease) in cash............     9,742       (5,126)
Cash and cash equivalents at beginning
  of period............................       320        5,301
                                         --------     --------

Cash and cash equivalents at end of
  period............................... $  10,062     $    175
                                         ========     ========

-------------------------------------------------------------------
         See notes to consolidated financial statements.

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         (In thousands)
                                           Nine Months Ended
                                             September 30
                                         ---------------------
                                            1995         1994
                                         --------     --------
                                             (In thousands)
Common stock, $1.00 par value
  Balance at beginning of period......    $ 1,563      $ 2,333
  Shares issued in merger with FCREIT.          -          283
  Shares issued in merger with
    EB, Inc...........................        429            -
  Exercise stock options..............          5            -
  Retire treasury shares..............         (1)      (1,073)
                                         --------     --------
  Balance at end of period............      1,996        1,543
                                         --------     --------
Additional paid-in capital
  Balance at beginning of period......     26,847       39,271
  Shares issued in merger with FCREIT.          -        3,109
  Shares issued in merger with
    EB, Inc...........................      5,941            -
  Exercise stock option...............         25            -
  Retire treasury shares..............        (17)     (15,246)
                                         --------     --------
  Balance at end of period............     32,796       27,134
                                         --------     --------
Retained Earnings
  Balance at beginning of period......      3,158        2,361
  Net income..........................      6,129          818
  Cash dividends declared.............       (907)        (667)
  Exercise stock options..............          -           (4)
                                         --------     --------
  Balance at end of period............      8,380        2,508
                                         --------     --------
Treasury shares, at cost
  Balance at beginning of period......          -      (16,320)
  Purchase treasury shares............         18            -
  Exercise stock options..............          -            1
  Retire treasury shares..............        (18)      16,319
                                         --------     --------
  Balance at end of period............          -            -
                                         --------     --------
Unrealized gain on securities
  Balance at beginning of period......        670            -
  Unrealized gain on securities.......      2,302        2,206
                                         --------     --------
  Balance at end of period............      2,972        2,206
                                         --------     --------
Total shareholders' equity............   $ 46,144     $ 33,391
                                         ========     ========
------------------------------------------------------------------
         See notes to consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)
September 30, 1995

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

(3) Investments in Real Estate Companies

    Investments in real estate companies consist of the following:

                                                          Quoted
                               Sept. 30                   Market
                                 1995      Investments     Value
                               Ownership    Sept. 30     Sept. 30
                              Percentage      1995         1995
                              ----------   -----------   --------
                                         (In thousands)
Investee

Non-equity method investees:
 Union Planters Corporation...     .95%     $ 11,454     $ 11,454
 EastGroup Properties.........    2.26%        1,976        1,976
 Other........................    1.17%          985          985
                                            --------     --------
                                            $ 14,415     $ 14,415
                                            ========     ========

    Prior to December 31, 1994, Parkway accounted for its investment in EastGroup using the equity method of accounting because of the presence of three members of Eastgroup's Board of Trustees who were also directors of Parkway and management of the day-to-day business of Parkway by officers who were also officers of Eastgroup. Effective December 31, 1994, Parkway and EastGroup no longer share joint officers or directors, with the exception of the Chairman of the Board and one other director. Parkway began reporting its investment in EastGroup using the cost method of accounting on January 1, 1995 due to its ownership percentage of 2.7% at that date and the lack of control over its operations.

     At September 30, 1995, Union Planters Corporation had a cost basis of $9,098,000, EastGroup Properties had a cost basis of $1,353,000 and the other non-equity method investee had a cost basis of $992,000. The securities are carried at fair value, resulting in a net unrealized gain of $2,972,000 at September 30, 1995.

    Condensed unaudited statements of income from which the Company recorded its equity in earnings for EB, Inc. are as follows:

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

    Effective April 27, 1995 with the merger of EB, Inc., the
Company no longer has any equity method investments in real estate companies.

    During the nine months ended September 30, 1995, the Company sold 252,705 shares of Union Planters Corporation common stock, 17,400 shares of beneficial interest of EastGroup Properties and shares of other real estate companies. Cash proceeds from these sales were $8,010,000 with net gains realized from the sales of $1,393,000.

(4) Supplemental Cash Flow Information

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
                                             Nine Months Ended
                                               September 30
                                          -----------------------
                                             1995        1994
                                          ----------  ----------

          Cash paid for interest.......   $1,860,000  $1,815,000
          Cash paid for income taxes...      102,000      50,000
          Loans to facilitate sales
            of real estate.............      110,000     604,000

(5) Acquisitions and dispositions

    On July 31, 1995, the Company acquired the Security Centre' office complex in Jackson, Mississippi from the Resolution Trust Corporation, as receiver for Security Federal Savings and Loan Association, for $13,500,000. Upon acquisition, the buildings were renamed Mtel Centre'. Mtel Centre' is an office building complex consisting of 260,000 net rentable square feet in two buildings and 130 parking spaces located in the central business district of Jackson. The buildings were 96% leased at July 31, 1995. Jackson-based Mobile Telecommunications Technologies Corp. (Mtel) occupies approximately 122,000 square feet in the building under a ten-year lease that expires in July 2005. The Company funded the acquisition with cash balances of $4,270,000 and $8,740,000 drawn under two lines of credit with Deposit Guaranty National Bank. In addition to the Company's $10,000,000 line of credit, Deposit Guaranty National Bank extended the Company an additional $2,000,000 line of credit for the purpose of purchasing Mtel Centre'. The line of credit had the same terms as the $10,000,000 line of credit with the exception of the maturity date, which was August 15, 1995. On September 19, 1995, the Company received funding of a $10,000,000 term loan secured by the Mtel Centre' from Deposit Guaranty National Bank which matures eighteen (18) months from the loan closing. The term loan has an interest rate of the bank's prime lending rate with interest payments due monthly and principal due at maturity. Proceeds of this loan were used to repay amounts outstanding under the $10,000,000 and $2,000,000 lines of credit. The Company has received a commitment from a life insurance company for $11,000,000, non-recourse, 12-year, fully amortizing financing at a rate of 7.75% on the building. The Company expects to close on the loan prior to December 31, 1995 and to repay the $10,000,000 term loan with the loan proceeds. Cash flows from the operation of the building are expected to fully cover debt service on the long-term financing.

    During the nine months ending September 30, 1995, the Company sold the American Inn North Motel in Indianapolis, Indiana, 17.5 acres of land in Sugar Land, Texas and various other real estate investments for a cash sales price of $5,739,000 plus $110,000 in notes receivable. The Company recognized gains on these sales of $3,176,000. The Company also recognized gains on mortgage loans of $1,181,000 during the nine months ended September 30, 1995, reflecting the recognition of purchase accounting adjustments from previous mergers. These gains are recognized as payments on the loans are received. The Company also recorded write downs to real estate held for sale of $179,000 to reflect declines in market value as determined by the sales price of comparable property.

(6) Subsequent Events

    On October 2, 1995, The Parkway Company ("Parkway") purchased the IBM Building in Jackson, Mississippi from ICMPI (Jackson), Inc., a wholly owned subsidiary of Bedford Property Investors, Inc., an unrelated party, for $6,500,000. The IBM Building is a four story brick office building with approximately 90,000 square feet of rentable area and surface parking for approximately 362 automobiles. The building was built in 1985 and the occupancy at the purchase date was 92%. Eleven tenants occupy the premises. Four major tenants -- IBM, Conway Computer Group, General Electric and GMAC -- occupy more than 50% of the space in aggregate. The $6,500,000 purchase price was funded with existing cash reserves. The Company has received a commitment from a life insurance company for $4,800,000, non-recourse, 15-year, fully amortizing financing at a rate of 7.70% on the building. The Company expects to close on the loan prior to December 31, 1995.

    Subsequent to September 30, 1995, the Company sold 4.62 acres of land in Houston, Texas, the Corporate Square East office building in Indianapolis, Indiana, and an additional 210,000 shares of Union Planters Corporation common stock and received the prepayment of $1,010,000 on a mortgage loan payable to the Company. The total cash proceeds to the Company from these transactions was approximately $10,000,000. The Company expects to report aggregate gains of approximately $3,500,000 in the fourth quarter of 1995 related to these transactions.

    On October 6, 1995, the Company made a principal payment of $4,004,000 on the One Jackson Place office building mortgage note payable without recourse. This payment was made in connection with the refinancing of this loan with New York Life which is expected to be completed prior to December 31, 1995. The terms of the new loan agreement were implemented October 1, 1995. The 15-year, $18,400,000 non-recourse loan calls for monthly principal and interest payments of $152,192 based on a 20-year amortization, interest at 7.85% and maturity on October 1, 2010. Prior to the refinancing, the $22,404,000 mortgage note had an interest rate of 9.25%, required monthly interest payments of $173,000 through April 1996 and matured in April 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION
-------------------
(Comments are for the balance sheet dated September 30, 1995 compared to the balance sheet dated December 31, 1994.)

     Total assets of The Parkway Company ("Parkway" or the
"Company") were $84,724,000 at September 30, 1995, an increase of $23,662,000 from December 31, 1994. Liabilities increased
$9,756,000 to $38,580,000 during the same period. Book value per share increased from $20.62 at December 31, 1994 to $23.12 at September 30, 1995.

     The April 27, 1995 merger of Parkway Acquisition Corporation ("PAC"), a wholly-owned subsidiary of Parkway, with and into EB, Inc. ("EB") accounts for many of the balance sheet changes from December 31, 1994 as compared to September 30, 1995. The increase to net assets from the merger was as follows:

     Union Planters Corporation stock
       (637,705 shares)............................  $15,069,000
     Cash..........................................    8,603,000
     Mortgages.....................................    3,698,000
     Operating real estate properties..............      307,000
     Real estate held for sale.....................       96,000
     Interest receivable and other assets..........      392,000
     Mortgage notes payable on wrap mortgages......   (1,945,000)
     Accounts payable and other liabilities........   (1,496,000)
                                                     -----------
                                                     $24,724,000
                                                     ===========

The Company's purchase price of these assets consisted of:

     Common stock issued (428,955 shares)            $ 6,370,000
     Cash                                              5,534,000
     Cash in lieu of fractional shares                    14,000
     Merger expenses                                     353,000
     Investment in EB                                 12,453,000
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

     The investment in operating real estate increased a net $13,006,000 during the nine months ended September 30, 1995. Most of this increase is due to the July 31, 1995 acquisition of the Security Centre' office complex in Jackson, Mississippi from the Resolution Trust Corporation, as receiver for Security Federal Savings and Loan Association, for $13,500,000. Upon acquisition, the buildings were renamed Mtel Centre'. Mtel Centre' is an office building complex consisting of 260,000 net rentable square feet in two buildings and 130 parking spaces located in the central business district of Jackson. The buildings were 96% leased at July 31, 1995. Jackson-based Mobile Telecommunications Technologies Corp. (Mtel) occupies approximately 122,000 square feet in the building under a ten-year lease that expires in July 2005.

     Other increases to operating real estate were capital improvements of $357,000, the recording of the operating real estate properties received in the April 27, 1995 EB, Inc. merger of $307,000 and the foreclosure of one mortgage loan on September 5, 1995 on the Oak Creek Apartments having a net book basis of $459,000 on that date. The Company has a 40% participation in the Oak Creek mortgage which is reflected in the asset balance. The Oak Creek Apartments are a 212 unit apartment complex located in Dallas, Texas. The loan had a face value of $4,475,000 at the date of foreclosure, of which the Company's 40% share was $1,790,000, and an interest rate of 7.9%. The operating properties received in the EB merger consists of a 40% interest in one 180 unit apartment complex in Orlando, Florida known as Coral Club Apartments and the leasehold improvements on a theatre in Meridian, Mississippi.

     Decreases to operating real estate during the nine months include sales of the American Inn North hotel with a basis of $744,000, four townhomes in Corpus Christi, Texas with a basis of $50,000 and four foreclosed homes in San Antonio, Texas with a basis of $102,000 and depreciation of operating properties of $843,000. The sales mentioned above resulted in net gains of $579,000 with the Company receiving net cash proceeds of $1,395,000 and a mortgage loan of $80,000 which matures August, 2010 and bears interest at 7%.

     Real estate held for sale decreased a net $1,818,000 during the nine months ended September 30, 1995. This net decrease includes increases of $96,000 from the real estate held for sale acquired in the EB merger and net decreases of $1,735,000 due to the sales of various real estate properties and writedowns to real estate held for sale of $179,000.

     The real estate held for sale acquired through the EB merger consists of six non-operating properties located in various cities in Mississippi and are being actively marketed for sale. One mortgage loan was foreclosed during the nine month period having a capitalized cost of $24,000. The Company sold 27 lots, 17.5 acres of raw land and one foreclosed condo during the nine months which resulted in a net gain of $2,597,000 recognized. The Company received net cash proceeds of $4,343,000 and a $30,000 mortgage note receivable. Additional gains of $16,000 were deferred and will be recognized as principal payments are received on the note.

     The investment in real estate and financial service companies decreased a net $646,000 during the nine months ended September 30, 1995. The Company acquired 637,705 shares of Union Planters Corporation in the EB merger, which was recorded at the market price as quoted on the New York Stock Exchange on the date of the merger of $15,069,000 ($23.63 per share). The Company's investment in the stock of EB at the date of the merger of $12,453,000 was eliminated through the recording of the merger. Parkway sold 252,705 shares of Union Planters stock, 17,400 shares of EastGroup stock and shares of other investments in real estate company securities having a combined basis of $6,617,000 during the nine months ended September 30, 1995. Total cash proceeds from the sales were $8,010,000 and net gains of $1,393,000 were recorded. The Company received dividends of $76,000 from its investment in EB prior to the April 27, 1995 merger date. Also during the nine months ended September 30, 1995, the Company recorded equity in earnings from its investment in EB through the date of merger of $135,000, recorded an increase in unrealized gains on securities of $2,302,000 and purchased 105,000 shares of a real estate company stock at a cost of $992,000.

     Mortgage loans increased a net $2,844,000 during the nine months ended September 30, 1995. The Company acquired 98 loans in the EB merger which were recorded at $3,698,000. At the date of the merger, the loans had a principal balance of $18,794,000 and an estimated net realizable value of $13,945,000. Under the purchase method of accounting, which was discussed previously, the loans were recorded at significantly less than their net realizable value. The difference between the net realizable value of the loans and the recorded balances will be amortized over the life of the loans based on principal payments received. During the nine months ended September 30, 1995, $1,021,000 was amortized on the loans acquired in the EB merger and recorded as gain on mortgage loans. Parkway Texas received pay offs of mortgage loans during the nine months ended September 30, 1995, recognizing a gain on mortgage loans of $160,000 related to those loans. Mortgage loans decreased $1,782,000 due to principal payments received and increased $71,000 due to the amortization of valuations on mortgage loans. The Company also foreclosed on two mortgage loans with a net balance of $434,000 during the nine months ended September 30, 1995. Mortgage loans increased during this time $110,000 due to notes made to facilitate the sales mentioned above.

     The net decrease in real estate partnerships and corporate joint venture for the nine months ended September 30, 1995 was $136,000. The Company recorded equity in earnings of real estate partnerships and corporate joint venture of $93,000 and received distributions of $229,000 during the period.

     Interest and rents receivable and other assets increased $740,000 during the nine months ended September 30, 1995. The Company recorded $392,000 in receivables and other assets as a result of the EB merger. Other increases in receivables and other assets were the result of normal business operations.

     Notes payable to banks increased a net $5,846,000 reflecting advances of $9,344,000 and payments of $13,008,000 under bank lines of credit, payments of $490,000 on other bank debt and a $10,000,000 term loan placed on the Mtel Centre' during the nine months ended September 30, 1995. At September 30, 1995, no amounts were outstanding on the Company's lines of credit. The decrease in other bank debt of $490,000 includes scheduled principal payments of $225,000 and a prepayment of $265,000 on a note scheduled to mature in June 1996.

     The decrease in mortgage notes payable without recourse of $423,000 includes scheduled principal payments of $118,000 and a prepayment of $305,000 on a note scheduled to mature in June 1996.

     In the EB merger, the Company received a forty percent (40%) interest in a mortgage note receivable on an office complex in Virginia Beach, Virginia. The mortgage loan has an outstanding principal balance of $16,113,000, of which the Company's 40% interest was $6,445,000. The Company's 40% interest in this loan was recorded at $1,044,000. The Virginia Beach mortgage loan is subject to seven wraparound mortgages totalling $4,862,000 at the date of the EB merger. The Company's 40% share of these wraparound mortgages of $1,945,000 was recorded in the EB merger. The loans have an average rate of 9.14% and mature on various dates beginning in January 2004. Subsequent to the April 27, 1995 EB merger, principal payments of $42,000 were made on the wrap mortgages.

     Accounts payable and other liabilities increased $2,441,000 during the nine months ended September 30, 1995. Of this amount, $1,496,000 was recorded in the EB merger. Other increases in accounts payable and other liabilities were the result of normal business operations.

     Shareholders' equity increased $13,906,000 during the comparison period as a result of the following factors:

                                          Increase (decrease)
                                          -------------------
                                            (In thousands)

     Net income                               $    6,129
     Dividends declared                             (907)
     Change in unrealized gains                    2,302
     Shares issued in EB merger                    6,370
     Purchase and retire treasury shares             (18)
     Exercise of stock options                        30
                                              ----------
                                              $   13,906
                                              ==========

RESULTS OF OPERATIONS
---------------------
(Comments are for the three months and nine months ended September 30, 1995 compared to the three months and nine months ended
September 30, 1994.)

     Operations of real estate properties are summarized below:

                                            Three Months Ended
                                               September 30
                                           --------------------
                                             1995        1994
                                           --------    --------
                                              (In thousands)

     Income from real estate properties... $  2,314    $  1,842
     Real estate operating expense........   (1,308)       (977)
                                           --------    --------
                                              1,006         865
     Interest expense on real estate
       properties.........................     (559)       (539)
     Depreciation and amortization........     (348)       (273)
     Minority interest....................       44         123
                                           --------    --------
                                           $    143    $    176
                                           ========    ========

                                             Nine Months Ended
                                               September 30
                                           --------------------
                                             1995        1994
                                           --------    --------
                                              (In thousands)

     Income from real estate properties... $  6,045    $  5,202
     Real estate operating expense........   (3,364)     (2,918)
                                           --------    --------
                                              2,681       2,284
     Interest expense on real estate
       properties.........................   (1,631)     (1,724)
     Depreciation and amortization........     (911)       (799)
     Minority interest....................      113         363
                                           --------    --------
                                           $    252    $    124
                                           ========    ========

     The increase in income from real estate properties and real estate operating expense for the three months and nine months ended September 30, 1995 is primarily due to the July 31, 1995 purchase of the Mtel Centre' office complex offset by the August, 1995 sale of the American Inn North Motel.

     The effect on the Company's operations related to One Jackson Place (which have been included in the numbers above) follows:

                         Three Months Ended    Nine Months Ended
                            September 30         September 30
                         ------------------   -------------------
                           1995      1994       1995       1994
                         --------  --------   --------   --------
                           (In thousands)       (In thousands)
Revenues                 $  893    $  902     $ 2,735    $ 2,735
Operating expenses         (350)     (370)     (1,031)    (1,118)
Interest expense           (518)     (518)     (1,554)    (1,554)
Depreciation               (224)     (220)       (674)      (667)
Minority interest
  income                     43       123         113        361
                         --------  --------   --------   --------
Net loss                 $ (156)   $  (83)    $  (411)   $  (243)
                         ========  ========   ========   ========

     The increase in interest on mortgage loans of $281,000 for the three months ended September 30, 1995 is due primarily to $298,000 of interest income on loans received in the merger with EB, Inc. The increase in interest on mortgage loans of $597,000 for the nine months ended September 30, 1995 is due primarily to the merger with EB, Inc. mentioned above and interest income recorded on the mortgage loans received in the merger with First Continental Real Estate Investment Trust ("FCREIT")in May 1994. Also contributing to this increase was interest recorded on mortgage loans made during the last fiscal year in connection with the sales of real estate.

     The gain on real estate and mortgage loans for the nine months ended September 30, 1995 of $4,178,000 includes net gains on real estate and operating properties of $2,997,000 and gains of $1,181,000 due to payoffs and payments on mortgage loans acquired in the EB, Inc. and FCREIT mergers accounted for using the purchase method of accounting. During the nine months ending September 30, 1995, the Company sold 26 residential lots, one commercial lot,
17.5 acres of raw land, 4 townhomes, three foreclosed houses and one foreclosed condo having gains of $3,176,000. The Company also recorded writedowns to real estate of $179,000 reflecting declines in current market values as evidenced by contracts, appraisals and other comparable sales.

     The net gain on securities of $1,393,000 for the nine months ended September 30, 1995 is due to the sale of 252,705 shares of Union Planters stock for $7,275,000 with a basis of $5,972,000, 17,400 shares of EastGroup stock for $353,000 with a basis of $246,000 and other investments in real estate company securities for $382,000 with a basis of $399,000.

     The gain on securities for the nine months ended September 30, 1994 is due to the sale of an investment for $252,000 with a basis of $136,000 and the sale of 58,525 shares of EastGroup Properties for $1,152,000 for a gain of $337,000.

     Equity in earnings of real estate companies consists of the following:

                           Three Months Ended   Nine Months Ended
                               September 30       September 30
                           ------------------   -----------------
                             1995       1994      1995      1994
                           --------   -------   -------   -------
                              (In thousands)     (In thousands)
EB, Inc.                    $    -    $  220    $  135    $  468
EastGroup                        -        45         -       215
FCREIT                           -         -         -        (9)
Congress Street                  -       (13)        -       (43)
                           --------   -------   -------   -------
                            $    -    $  252    $  135    $  631
                           ========   =======   =======   =======

     Prior to December 31, 1994, Parkway accounted for its investment in EastGroup using the equity method of accounting because of the presence of three members of EastGroup's Board of Trustees who were also directors of Parkway and management of the day-to-day business of Parkway by officers who were also officers of EastGroup. Effective December 31, 1994, Parkway and EastGroup no longer share joint officers or directors, with the exception of the Chairman of the Board and one other director. Parkway began reporting its investment in EastGroup using the cost method of accounting on January 1, 1995 due to its ownership percentage of 2.7% at that date and the lack of control over its operations.

     Since May of 1994, the Company has completed three mergers with prior equity method investees: 1) First Continental Real
Estate Investment Trust (May 1994); 2) Congress Street Properties, Inc. (November 1994) and; 3) EB, Inc. (April 1995). These mergers also account for the decrease in equity in earnings of real estate companies.

     Equity in operations of real estate partnerships and corporate joint venture consists of the following:

                           Three Months Ended   Nine Months Ended
                              September 30        September 30
                           ------------------   -----------------
                             1995       1994      1995      1994
                           --------   -------   -------   -------
                              (In thousands)      (In thousands)
Golf Properties, Inc.       $   37    $   93    $   67    $  137
Wink/Parkway Partnership         9        13        26        13
                           --------   -------   -------   -------
                            $   46    $  106    $   93    $  150
                           ========   =======   =======   =======

     Dividend income increased $201,000 and $455,000 for the three months and nine months ended September 30, 1995. These increases are due in part to the Union Planters Corporation dividends received subsequent to the merger with EB, Inc. on April 27, 1995. The increase in dividend income is also due to the change in accounting for EastGroup Properties from the equity method of accounting to the cost method effective January 1, 1995. All dividends received from EastGroup Properties are now accounted for as dividend income. Other increases in dividend income are due to new investments in dividend-paying real estate companies.

     Interest expense of $155,000 and $91,000 for the nine months ending September 30, 1995 and 1994 is due to borrowings under bank lines of credit. Interest expense on wrap mortgages of $73,000 for the nine months ending September 30, 1995 is due to the debt received in the merger with EB, Inc.

     The Company recorded management company income of $885,000 and management company expenses of $621,000 in 1995 through Eastover
Realty, a wholly-owned subsidiary acquired in the merger of Congress Street Properties, Inc. into Parkway Congress Corporation. Eastover Realty offers full-service leasing, management, construction and brokerage services.

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

     As a result of the termination of the expense-sharing agreement, there were no shared general and administrative expenses during the nine months ending September 30, 1995. The increase in other expenses of $1,077,000 reflects primarily the general and administrative expenses paid previously through the expense-sharing agreement in addition to increases as a result of the mergers of FCREIT, Congress Street Properties, Inc. and EB, Inc.

     Total tax expense of $83,000 for the nine months ending
September 30, 1995 represents alternative minimum tax of $70,000 and $13,000 state income taxes.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Funds provided by operations, mortgage loan payments, bank borrowings, proceeds from the sale of investments in real estate and financial service securities and sales of real estate properties were the primary sources of funds for the Company during the nine months ended September 30, 1995. In addition, the Company received a net $2,702,000 from the merger with EB, Inc. This is discussed in more detail elsewhere in "Liquidity and Capital Resources". Funds provided by these sources and cash balances were sufficient to cover repayment of long-term debt and bank debt, dividends paid to shareholders, purchases of stock of other real estate companies, improvements to real estate properties, new real estate investments and the payment of operating expenses. At September 30, 1995, the Company had available $10,062,000 in cash and short-term investments. Management believes that funds generated from operations, borrowings on lines of credit and cash on hand will be sufficient to cover long and short-term operating cash requirements.

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

     At September 30, 1995, the Company had one line of credit with Deposit Guaranty National Bank at an amount equal to sixty-five percent (65%) of the quoted market value of certain pledged securities described below, not to exceed $10,000,000 (the "$10,000,000 line of credit"). The note was secured by 385,000 shares of Union Planters Corporation at September 30, 1995, which were acquired in the EB merger and 105,000 shares of another real estate company. At September 30, 1995, the securities had a combined quoted market value of $12,438,000. The note has an interest rate of the London Interbank Offered Rate ("LIBOR") quoted for a 90-day period plus 1.85%. Interest payments on the note will be paid monthly with a fixed maturity on September 30, 1996. At September 30, 1995, no amount was outstanding on the line of credit. Subsequent to September 30, 1995, 210,000 shares of Union Planters Corporation were sold for a net price of $6,442,000.

     On July 31, 1995, the Company acquired the Security Centre' office complex in Jackson, Mississippi from the Resolution Trust Corporation, as receiver for Security Federal Savings and Loan Association, for $13,500,000. Upon acquisition, the buildings were renamed Mtel Centre'. Mtel Centre' is an office building complex consisting of 260,000 net rentable square feet in two buildings and 130 parking spaces located in the central business district of Jackson. The buildings were 96% leased at July 31, 1995. Jackson-based Mobile Telecommunications Technologies Corp. (Mtel) currently occupies approximately 122,000 square feet in the building under a ten-year lease that expires in July 2005. The Company funded the acquisition with cash balances of $4,270,000 and $8,740,000 drawn under two lines of credit with Deposit Guaranty National Bank. In addition to the line of credit discussed previously, Deposit Guaranty National Bank extended the Company an additional $2,000,000 Line of Credit for the purpose of purchasing Mtel Centre'. The line of credit had the same terms as the $10,000,000 line of credit with the exception of the maturity date, which was August 15, 1995. On September 19, 1995, the Company received funding of $10,000,000 on a term loan from Deposit Guaranty National Bank which is secured by the investment in Mtel Centre'. The note accrues interest at the bank's prime rate, currently 8.75%, with interest payments due monthly and principal due upon maturity on February 5, 1997. Proceeds from the term loan were used to repay amounts outstanding under the two lines of credit. The Company has received a commitment from a life insurance company for $11,000,000 non-recourse, 12-year, fully amortizing financing on the building at a rate of 7.75%. Cash flows from the operation of the building are expected to fully cover debt service on the long-term financing. The Company expects to close on the loan prior to December 31, 1995 and use the proceeds to repay the $10,000,000 term loan.

     On October 2, 1995, The Parkway Company ("Parkway") purchased the IBM Building in Jackson, Mississippi from ICMPI (Jackson), Inc., a wholly owned subsidiary of Bedford Property Investors, Inc., an unrelated party, for $6,500,000. The IBM Building is a four story brick office building with approximately 90,000 square feet of rentable area and surface parking for approximately 362 automobiles. The building was built in 1985 and the occupancy at the purchase date was 92%. Eleven tenants occupy the premises. Four major tenants -- IBM, Conway Computer Group, General Electric and GMAC -- occupy more than 50% of the space in aggregate. The $6,500,000 purchase price was funded with existing cash reserves. Cash proceeds from the $10,000,000 term loan discussed previously contributed to the cash reserves used to purchase the IBM Building. The Company has received a commitment from a life insurance company for $4,800,000 non-recourse, 15-year, fully amortizing financing on the building at a rate of 7.70%. The Company expects to close on the loan prior to December 31, 1995.

     On October 6, 1995, the Company made a principal payment of $4,004,000 on the One Jackson Place office building mortgage note payable without recourse. This payment was made in connection with the refinancing of this loan with New York Life which is expected
to be completed prior to December 31, 1995.   The terms of the new
loan agreement were implemented October 1, 1995. The 15-year, $18,400,000 non-recourse loan calls for monthly principal and interest payments of $152,192 based on a 20-year amortization, interest at 7.85% and maturity on October 1, 2010. Prior to the refinancing, the $22,404,000 mortgage note had an interest rate of 9.25%, required monthly interest payments of $173,000 through April 1996 and matured in April 1999.

     Subsequent to September 30, 1995, the Company sold 4.62 acres of land in Houston, Texas, the Corporate Square East office building in Indianapolis, Indiana, and 210,000 shares of Union Planters Corporation common stock and received the prepayment of $1,010,000 on a mortgage loan payable to the Company. The total cash proceeds to the Company from these transactions was approximately $10,000,000. The Company expects to report aggregate gains of approximately $3,500,000 in the fourth quarter of 1995 related to these dispositions.

                   PART II.  OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K
         --------------------------------

         (a)  Exhibits

              Exhibit 27 - Financial Data Schedule attached hereto.

         (b)  Reports on Form 8-K

             (1) Filed July 13, 1995

                 Reporting the termination of the option contract to sell the One Jackson Place office building to an unrelated party.

             (2) Filed August 14, 1995

                 Reporting the July 31, 1995 acquisition of the Security Centre' office complex from the Resolution Trust Corporation as receiver for Security Federal Savings and Loan Association for $13,500,000.


                            SIGNATURE
                            ---------

         Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  November 14, 1995             THE PARKWAY COMPANY



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