Form 10KSB
period 1995-12-31
PARKWAY CO
filed 1996-04-01
CIK 729237

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                    -------
                                  FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                                    -------
                  For the fiscal year ended December 31, 1995
                        Commission file number 0-12505

                             THE PARKWAY COMPANY
                (Name of small business issuer in its charter)

              Texas                                 74-2123597
 (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)               Identification No.)

        300 One Jackson Place                          39201
        188 East Capitol Street                      (Zip Code)
        Jackson, Mississippi
(Address of principal executive offices)

                  Issuers's telephone number:  (601)948-4091

             Securities registered under Section 12(b) of the Act:
                                     None

             Securities registered under Section 12(g) of the Act:
                         Common Stock, $1.00 Par Value

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES   X        NO

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.                             (   )
     Revenues for the year ended December 31, 1995 were $23,633,000.
     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 1996 was $35,942,000.
     The number of shares outstanding in the issuer's class of common stock as of March 14, 1996 was 2,008,508.

                   DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 1996 Annual Meeting of Shareholders are incorporated by reference into Part III.


                                    PART I

Item 1.  Description of Business

Original Organization

      The Parkway Company ("Parkway" or the "Company") was created in 1971 under the Texas Real Estate Investment Trust Act and operated under the name Texas First Mortgage Real Estate Investment Trust ("TFMR"). From its inception through June 30, 1974, TFMR operated as a qualified real estate investment trust ("REIT") under the Internal Revenue Code of 1954, as amended ("Code"). TFMR terminated its qualification as a REIT under the Code for fiscal years ending after 1974. TFMR was reorganized and converted into a Texas corporation known as The Parkway Company on January 7, 1981.

Investment Strategy

      Parkway is a full service real estate investment company specializing primarily in the ownership, management, leasing and development of office properties in the Southeast and Southwest United States. The Company will seek investments where the expertise of the Parkway staff can add value through direct management, hands on operating philosophy and the Company's liquidity and financial strength.

      The Company will invest directly in properties in the form of equity ownership. These investments may include acquiring equity positions in private or publicly traded companies. Parkway's operating philosophy will be based on superior service to its customers, timely sales of non-core assets, sound new investments, simplicity and innovation.

      A fundamental component of Parkway's business strategy has been the investigation of possible mergers or acquisitions of other real estate companies to increase its asset base and, thereby, its ability to compete with larger real estate investors for attractive real estate opportunities. This was carried out in the past through the acquisition of GNB in August 1979 and Sugar Creek Corporation in March 1980, mergers of the NOVA Real Estate Investment Trust in June 1983 and Highlands National, Inc. in April 1986 and the acquisition of EastPark Realty Trust in April 1990. More recently, this was accomplished through the mergers of First Continental Real Estate Investment Trust ("First Continental" or "FCREIT") effective May 10, 1994, Congress Street Properties, Inc. ("Congress Street") effective November 29, 1994 and EB, Inc. ("EB") effective April 27, 1995.

Administration

      Since January 1, 1995, Parkway has self-managed its operations. From 1980 through 1994, Parkway operated under an expense-sharing agreement with certain affiliated companies. The expense-sharing agreement provided that the participating companies have common officers, facilities and personnel, and the costs of these were shared among the participants. Certain costs, including directors' fees, legal, audit and stock transfer expenses, were considered non-allocable and paid directly by each participating company. As a result of certain business combinations involving the expense-sharing participants, the expense-sharing agreement was terminated on December 31, 1994. Since that date, Parkway has maintained its own employees and offices located in One Jackson Place in Jackson, Mississippi. Leland R. Speed continues to serve as the Chairman of the Board and Chief Executive Officer of Parkway and EastGroup Properties ("EastGroup"), a former participant in the expense-sharing agreement. The administrative costs associated with Mr. Speed and a small number of clerical and support staff employees are shared equally by Parkway and EastGroup.

Recent Mergers

      Congress Street. Effective November 29, 1994, the merger of Congress Street with Parkway Congress Corporation, a wholly-owned subsidiary of the Company, was completed. The increase to net assets was as follows:

         Parkway shares reacquired
         (567,066 shares)                                   $ 7,939,000
         Operating real estate                                  675,000
         Real estate companies                                  201,000
         Mortgage loans                                          27,000
         Cash                                                    42,000
         Accounts receivable and other assets                    84,000
         Notes payable to bank                                  (27,000)
         Accounts payable & other liabilities                  (235,000)
                                                            ------------
                                                              8,706,000
         Parkway shares retired at date
            of merger (567,066 shares)                       (7,939,000)
                                                            ------------
         Increase to net assets                             $   767,000
                                                            ============

      The Company's purchase price of these assets consisted of:

         Common Stock issued (561,086 shares)               $ 7,855,000
         Cash in lieu of fractional shares                        2,000
         Merger expenses                                         90,000
         Investment in Congress Street                          364,000
         Note and interest receivable-affiliate                 395,000
                                                            ------------
                                                            $ 8,706,000
                                                            ============






      EB, Inc. On April 27, 1995, the merger of Parkway Acquisition Corporation, a wholly-owned subsidiary of Parkway, with and into EB was completed. Under the terms of the merger, EB became a wholly-owned subsidiary of Parkway. Shareholders of EB other than Parkway, received a cash payment in the amount of eight dollars ($8.00) plus sixty-two point three one hundredths (.623) of one share of Parkway common stock for each share of EB owned by them. The merger resulted in the issuance of 428,955 shares of Parkway. Prior to the merger, Parkway owned 52.3% of the outstanding shares of EB. Details of the merger transaction and the assets acquired in the merger are discussed further under "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Description of Operations

      Parkway is currently engaged in the management of its existing office building portfolio, as well as the management and/or sale of its other assets, consisting of real estate properties, mortgage loans and securities of other real estate companies. Through Eastover Realty, a wholly-owned subsidiary, Parkway is also involved in the management of commercial and multi-family residential properties for which it receives management fees. Eastover Realty currently manages and leases a portfolio of 1,534,000 square feet of office space. Eastover Realty also performs brokerage services on a commission basis. Parkway is actively seeking new investments that meet the criteria set forth in the investment strategy. In pursuing this strategy, Parkway purchased three office building investments, totalling 442,000 square feet of net rentable area during 1995 and one office building investment representing 161,000 net rentable square feet in March 1996. These new investments are discussed in greater detail elsewhere in this report.

      Parkway currently has 35 employees, including its seven salaried officers. This includes 12 employees which are reimbursed by office buildings managed by Eastover Realty.

Item 2.  Description of Properties

    The operations of the Company are conducted from approximately 12,100 square feet of office space located at 188 East Capitol Street, 300 One Jackson Place, Jackson, Mississippi. The space is owned by One Jackson Place, Ltd., an affiliate of Parkway, and is leased by Parkway at market rental rates. Approximately 40% of the space currently leased by the Company is occupied by EastGroup.
The Company is reimbursed by EastGroup for its pro rata share of the expenses related to the lease of office space. Parkway also leases 1,006 square feet of office space in Houston, Texas.

Investments in Real Estate

      Parkway principally invests in office buildings, but may acquire other types of real estate in connection with the merger or acquisition of other real estate companies or the buyout of its minority interest participants on existing investments. Property acquisitions in 1995 and through March 15, 1996, were made with existing cash reserves, bank borrowings and funds made available by the sale of real estate and securities and the collection of mortgage notes receivable. Following the acquisition of office building investments, the Company has applied, and proposes to continue to apply, for fixed rate, non-recourse financing at fully-amortizing terms ranging from twelve to fifteen years. The Company is generally seeking mortgages for approximately seventy percent (70%) or less of a property's value.

      The Company is seeking new office building investments in the southern United States, but is not limited to any specific geographical region. Following the office building acquisition made in March 1996, the Company has nine (9) office building investments comprising 996,000 square feet of office space in six
(6) states with an average carrying value of $60.73 per net rentable square foot. As of March 15, 1996, 66% of the Company's office building investments were located in Jackson, Mississippi, 13% in Atlanta, Georgia, 12% in Houston, Texas, 4% in Indianapolis, Indiana, 3% in New Orleans, Louisiana and 2% in Columbus, Ohio. Through Eastover Realty, the Company directly manages the office buildings in Jackson and contracts with unrelated third party companies to manage the day-to-day operations of and provide leasing services to the remaining office buildings.

Description of Real Estate and Operating Data

Office Buildings

      The Company intends to hold its portfolio of office buildings, individually discussed below, for investment purposes. Unless otherwise noted, the Company does not propose any program for the renovation, improvement or development of any of the office buildings, except as called for under the renewal of existing leases or the signing of new leases. All such tenant improvements are expected to be financed by cash flow from the property.
Parkway, or an 100% owned subsidiary of Parkway, holds fee simple title to the entire property, unless noted otherwise. In the opinion of management, all properties are adequately covered by insurance. All office building investments compete with other office buildings located within the same submarket.

      One Jackson Place. This 14-story Class A office building was built in 1986, was 100% leased at March 15, 1996 and competes with other office buildings in the central business district of Jackson, Mississippi. Parkway has a 73.125% effective interest in the building through its general partnership interest in One Place Partners, a Mississippi general partnership. One Place Partners has a general partnership interest in Jackson Place Investments, a Texas general partnership, equivalent to 73.125% of this office building. Because the Company has majority voting control over the building, the operations of the building have been consolidated in the financial statements of the Company.

      One Jackson Place has a total rentable area of approximately 218,000 square feet with the average effective annual rental per square foot of $17.42. At December 31, 1995, two tenants occupied ten percent or more of the rentable square footage of the building. One tenant occupies 22,721 square feet of office space, or 10.42% of the rentable square footage, and provides legal services, primarily to corporate clients. This lease expires in February 1997 and is at a market rental rate. A second tenant occupies 27,434 square feet of office space, or 12.58% of the rentable square footage, and provides services in the telecommunications industry. This lease expires in June 1997 and is at a market rental rate. The principal tenants in the building are professional services firms, including communications, legal, accounting, advertising and investment brokerage firms.

      The Jackson, Mississippi Central Business District Class A and B office submarket consists of twelve buildings totalling 2,201,000 square feet. At March 15, 1996, the submarket was 97% leased at an average rental rate of $15.63. There is currently no Class A office properties under construction in the downtown business district.

                              Leases expiring
             -----------------------------------------------------
Year ending                         Minimum        Percentage of
December 31  Number  Square feet  Annual rents  Gross annual rents
- -----------  ------  -----------  ------------  ------------------
    1996       11       50,628     $  875,000         23.11%
    1997        8       71,712      1,254,000         33.15%
    1998        4       35,569        603,000         15.95%
    1999        3       10,435        172,000          4.54%
    2000        2       22,446        370,000          9.77%
    2001        1       15,248        263,000          6.95%
    2006        1       11,237        247,000          6.53%

    Depreciation is computed using the straight-line method over their estimated useful lives. Below is a schedule of the estimated useful lives and federal tax basis of the One Jackson Place office building.

                                          Life        Tax Basis
                                         -------     ----------
    Land                                      -      $1,799,000
    Building and improvements            40 yrs.      8,001,000
    Equipment, furniture and fixtures     5 yrs.         22,000
    Tenant improvements                lease term     2,875,000

    Real estate taxes paid for 1995 and 1994 were $362,000 and $360,000, respectively.

      In October 1995, the Company refinanced the $22,404,000 first mortgage on this investment. The partnership owning this building made a principal payment of $4,004,000 to the lender in return for a reduction in the interest rate from 9.25% to 7.85% and an extension of the maturity date. The $18,400,000 non-recourse first mortgage has a fixed rate of 7.85% and a twenty-year amortization period. The loan matures November 10, 2010 when the balance of the note will be approximately $7,532,000.

      Mtel Centre'. Mtel Centre' is an office building complex consisting of approximately 260,000 net rentable square feet in two buildings and 130 parking spaces located in the central business district of Jackson, Mississippi. The buildings were purchased in July 1995 from the Resolution Trust Corporation as receiver for Security Federal Savings and Loan Association for $13,500,000. The buildings were constructed in the 1950's and were completely renovated in 1986 at an estimated cost of $20,000,000.

      Mtel Centre' has an average effective annual rental rate per square feet of $14.23. The buildings were 99% leased at March 15, 1996. At December 31, 1995, two tenants occupied ten percent or more of the rentable square footage of the building. One tenant occupies 32,455 square feet or 12.48% of the total net rentable square footage, and provides legal services, primarily to corporate clients. This lease expires in June 2003 and is at a market rental rate. Mobile Telecommunications Technologies Corp. (Mtel), a service provider in the telecommunications industry, occupies 149,515 square feet under multiple leases or 56.95% of the total net rentable square footage. These leases expire in July 2005. In connection with the acquisition of the building, Mtel signed a lease for 122,000 square feet of space at an annual rental rate of $12.50 per square foot. Subsequent leases with Mtel are at market rental rates. Other principal tenants in the building are professional services firms, including legal, accounting, banking and oil services firms.

      Mtel Centre' competes in the same business district as One
Jackson Place mentioned above.

                              Leases expiring
             -----------------------------------------------------
Year ending                         Minimum        Percentage of
December 31  Number  Square feet  Annual rents  Gross annual rents
- -----------  ------  -----------  ------------  ------------------
    1996        3       17,716    $   274,000          8.26%
    1997        2       10,435        154,000          4.64%
    1998        3        7,757        124,000          3.74%
    1999        1          173          3,000           .09%
    2000        1        9,690        155,000          4.67%
    2001        2       22,844        384,000         11.58%
    2003        1       34,344        567,000         17.10%
    2005        1      130,066      1,655,000         49.92%

      Depreciation is computed using the straight-line method over their estimated useful lives. Below is a schedule of the estimated useful lives and federal tax basis of Mtel Centre' office building.

                                            Life      Tax Basis
                                         ----------  -----------
      Land                                     -     $ 1,360,000
      Building and improvements             40 yrs.   12,281,000
      Equipment, furniture and fixtures      5 yrs.       21,000
      Tenant improvements                lease term        6,000

      Real estate taxes paid for 1995 were $395,000.

      In December 1995, the Company obtained an $11,000,000 non-recourse first mortgage on Mtel Centre' at a fixed rate of 7.75% and a twelve-year, fully amortizing term. The loan matures January 1, 2008.

      Waterstone. Waterstone is a four-story Class A office building built in 1987 located approximately one mile from the Atlanta Hartsfield International Airport in Atlanta, Georgia. It consists of approximately 92,000 square feet of net rentable area and 361 surface parking spaces. The building was purchased in December 1995 from an insurance company for $8,031,000. As of March 15, 1996, the building is 94% leased to 13 tenants.

      Subsequent to December 31, 1995, the Company applied for a non-recourse, fixed rate first mortgage covering approximately 70% of the purchase price of this property.

      One Park 10 Plaza. One Park 10 Plaza is an eight-story Class A office building built in 1982 located in the Katy Freeway/Energy Corridor submarket of Houston, Texas. The building consists of approximately 161,000 square feet of net rentable area and 609 parking spaces in a four-level attached parking garage. The building was purchased in March 1996 from an insurance company for $6,700,000. As of March 15, 1996, the building is 89% leased to 28 tenants. The Company intends to apply for a non-recourse, fixed rate first mortgage during 1996.

      IBM Building. The IBM Building is a four-story brick office building built in 1985 located in northeast Jackson, Mississippi. The building consists of approximately 90,000 square feet of net rentable area and 362 surface parking spaces. The building was purchased in October 1995 from an unrelated real estate company for $6,500,000. As of March 15, 1996, the building is 94% leased to 13 tenants. In February 1996, the Company secured a $4,800,000 non-recourse, first mortgage on the building at a fixed rate of 7.70% and fifteen-year, fully amortizing term. The loan matures March 1, 2011.

      Corporate Square West. This office center consists of approximately 95,000 square feet of rentable office space located in Indianapolis, Indiana. The center, which was completed in 1970, consists of four "L" shaped one-story buildings located on 9.5 acres. The center was 96% leased at March 15, 1996, and is not subject to a mortgage.

      Cascade III. Cascade III is a two-story office building located in Worthington, a suburb of Columbus, Ohio. The building was completed in 1978 and contains approximately 25,000 square feet of rentable office space. The office building was 86% leased at March 15, 1996, and is not subject to a mortgage.

      West Office Building. This 22,000 square foot single-story office building is located in Houston, Texas. This building, completed in 1984, was 100% leased to one tenant at March 15, 1996, and is not subject to a mortgage.

      Wink Office Building. This 33,000 square foot office/warehouse building located in New Orleans, Louisiana, is owned by the Wink-Parkway Partnership, a partnership that is owned 50% by each Parkway and Wink Engineering. At March 15, 1996, the building was 100% leased, of which Wink Engineering occupied 96% on a 15-year net lease. This 50% ownership was purchased by the Company on June 15, 1994. The investment is accounted for on the equity method of accounting as an investment in real estate partnership.

Real Estate Held for Sale

      In addition to its core investments in office buildings, the Company also has a portfolio of land and other operating properties that it is currently holding for sale. In December 1995, the Company's Board of Directors adopted an investment strategy that more specifically focused on office building investments and decided to judiciously sell operating properties that did not meet this product type. The operating properties in this category were acquired in the April 27, 1995 merger of EB and the May 10, 1994 merger of First Continental and are individually discussed below. None of the real estate held for sale is subject to mortgage debt at December 31, 1995.

      The Club at Winter Park. The Club at Winter Park is a 180-unit apartment complex in Winter Park, Florida, a suburb of Orlando. Parkway acquired a 40% interest in this property through the merger with EB. In December 1995, the Company purchased an additional 44% interest from the Resolution Trust Corporation for $1,100,000. The Company is actively pursuing the purchase of the remaining 16% interest from its participant. At March 15, 1996, the complex is 90% occupied.

      Plantation Village Shopping Center. This shopping center consists of approximately 57,000 square feet of rentable retail space and is located in Lake Jackson, Texas. At March 15, 1996, the center was 88% leased and was acquired through the merger with First Continental.

      Oak Creek Apartments. Oak Creek Apartments is a 212-unit apartment complex in Dallas, Texas. Parkway acquired a 40% interest in a mortgage note receivable collateralized by this property through the merger with EB. The Company acquired title to the property through foreclosure on September 5, 1995. The Company is actively pursuing the purchase of the remaining 60% interest from its two participants. At March 15, 1996, the complex is 93% occupied.

      At December 31, 1995, three land investments accounted for 88% of the land held for sale. These three investments are individually discussed below.

      Bullard Road. This property consists of 80 acres of undeveloped commercial land in New Orleans, Louisiana purchased in December 1990.

      Sugar Creek. Parkway owns one 15.4 acre and one 5.45 acre commercial tract in Sugar Creek Center, a mixed use commercial development comprised of landscaped tracts with streets and utilities located in Sugar Land, Texas (southwest of Houston).

      Sugar Land Triangle. At December 31, 1995, this property consists of 4 tracts totalling 6 acres located in Sugar Land, Texas. During 1995, the Company sold 21 acres of land at this location for a net sales price of $5,719,000. The gain recognized on these sales was $3,365,000. Parkway originally owned a 50% undivided interest in this property which it acquired in the merger with First Continental in May 1994. On September 2, 1994, the Company purchased the remaining 50% interest in this property from the Resolution Trust Corporation.

Mortgage Loans and Securities

      In addition to its direct investments in real estate properties, the Company presently owns an indirect interest in real estate through its mortgage loan portfolio and its investments in real estate company securities portfolio.

      The Company intends to service its existing portfolio of 174 mortgage loans and intends to make new loans only to facilitate the sale of its real estate. At December 31, 1995, the mortgage loan portfolio had a carrying value of $11,161,000, a face value of $29,222,000 and an estimated net realizable value of approximately $21,000,000. As of December 31, 1995, 17 loans with a carrying value of $172,000 and face value of $1,443,000 were non-earning. The Company acquired 98 loans in the merger with EB, which were recorded at $3,698,000. At the date of the merger, the loans had a principal balance of $18,794,000 and an estimated net realizable value of $13,945,000. Under the purchase method of accounting, the loans were recorded at significantly less than the net realizable value. The difference between the net realizable value of the loans and the recorded balances will be amortized over the life of the loans based on principal payments received. One mortgage loan accounts for 53% of the carrying value, 55% of the face value and 44% of the net realizable value of the Company's entire portfolio of mortgage loans. This mortgage loan represents a second mortgage on the Pembroke Office Park in Virginia Beach, Virginia. This 268,000 square foot office complex is 90% leased as of March 15, 1996. The Company acquired a 40% interest in this loan through the EB merger. In December 1995, the Company acquired the remaining 60% interest in the loan from the Resolution Trust Company for approximately $1,420,000 cash plus the assumption of 60% of the first mortgage debt. The loan is currently earning 8.58% and is scheduled to mature September 30, 1998. The loan is subject to seven underlying first mortgages on individual buildings within the complex with a balance as of December 31, 1995 of $4,669,000, interest rates ranging from 8.75% to 9.625% and maturity dates ranging from December 1, 2002 to February 1, 2009.

      The Company's portfolio of real estate company securities at December 31, 1995 consisted of a less than three percent ownership in two real estate investment trusts ("REIT"). The Company owned 90,575 shares (2.14%) of EastGroup Properties and 105,000 shares (1.17%) of another REIT at December 31, 1995. Both investments are accounted for under the cost method of accounting with dividends received recorded as income. The two investments in REITs are shown in the financial statements at their combined market value at December 31,1995 of $2,866,000.

Item 3.  Legal Proceedings

      The Company and its subsidiaries are, from time to time, parties to litigation arising from the ordinary course of their businesses. Management of Parkway does not believe that any such litigation will materially effect the financial position or operations of Parkway.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

      The Company's common stock, $1.00 par value, is traded in the over-the-counter market and is listed on the NASDAQ National Market System under the symbol PKWY. The number of record holders of the Company's common stock at March 15, 1996, was 4,739.

      The following table sets forth, for the periods indicated, the high and low bid prices per share of the Company's common stock as reported by NASDAQ and the per share distributions paid during each quarter.

               Twelve Months Ended         Twelve Months Ended
                December 31, 1995           December 31, 1994
            --------------------------  --------------------------
                               Distri-                     Distri-
Qtr. Ended    High      Low    butions    High      Low    butions
- ----------  --------  -------  -------  --------  -------  -------
March 31    $ 15.25   $ 13.00  $  .16   $ 13.50   $ 11.50  $  .15
June 30       17.25     14.13     .16     13.25     11.00     .15
Sept. 30      20.00     15.63     .17     14.50     12.38     .15
Dec. 31       20.50     18.50     .17     15.50     13.00     .16
                               ------                      ------
                               $  .66                      $  .61
                               ======                      ======

Item 6.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

FINANCIAL CONDITION
- -------------------
(Comments are for the balance sheet dated December 31, 1995 compared to the balance sheet dated December 31, 1994.)

      Total assets of The Parkway Company ("Parkway" or the
"Company") were $88,043,000 at December 31, 1995, an increase of $26,981,000 from December 31, 1994. Liabilities increased
$10,008,000 to $38,832,000 during the same period. Book value per share increased from $20.62 at December 31, 1994 to $24.51 at December 31, 1995.

      The April 27, 1995 merger of Parkway Acquisition Corporation ("PAC"), a wholly-owned subsidiary of Parkway, with and into EB, Inc. ("EB") accounts for many of the balance sheet changes from December 31, 1994 as compared to December 31, 1995. The increase in net assets resulting from the merger was as follows:

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

The Company's purchase price of the net assets acquired consisted of:

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

      For financial reporting purposes, the assets of the company acquired are assigned new cost basis amounts based on the allocation of the purchase price of the assets to Parkway. In general, the purchase price to Parkway consists of the new shares issued at the market price of the Parkway stock on the date of the merger plus cash paid, if any, and the previous investment Parkway has in the company. Since Parkway stock is generally selling at a discount to book value and the stocks of companies acquired are also generally selling at discounts to book value, the accounting results in a writedown of the assets acquired from their book value and also a decrease in book value per share of the Parkway stock. In some cases, the non-current assets, usually real estate and mortgage loans, are written down considerably from their previous book values. As the assets are sold or loans are collected, income will be recorded to the extent cash received exceeds the new written down basis.

      For income tax purposes, Parkway typically receives a carryover basis in the assets purchased which is equal to the tax basis of those assets prior to the merger. In most cases, this basis is higher than book basis due to allowance for losses and writedowns that were recorded for financial reporting purposes but not tax purposes. Therefore, assets sold may generate tax losses.

      In summary, if assets from merged companies are sold for their pre-merger book value, two positive things happen - (1) gains for financial reporting purposes are recorded and (2) losses for income tax purposes may be recorded, subject to certain limitations. Management believes that Parkway is positioned to record earnings without creating income tax liabilities by selling assets of the acquired companies.

      During the twelve months ended December 31, 1995, real estate related investments increased a net $20,598,000. The gross investment in office buildings increased $27,863,000 during this time, largely due to the purchase of three Class A office building investments located in Jackson, Mississippi and Atlanta, Georgia.

      On July 31, 1995, the Company purchased the Security Centre' office complex in Jackson, Mississippi from the Resolution Trust Corporation, as receiver for Security Federal Savings and Loan Association, for $13,500,000. Upon acquisition, the buildings were renamed Mtel Centre'. Mtel Centre' is an office building complex consisting of approximately 260,000 net rentable square feet in two buildings and 130 parking spaces located in the central business district of Jackson. The buildings were 96% leased at July 31, 1995 and 99% leased as of March 15, 1996. Jackson-based Mobile Telecommunications Technologies Corporation (Mtel) occupies approximately 149,515 square feet in the building under a ten-year lease that expires in July 2005.

      On October 2, 1995, the Company purchased the IBM Building in Jackson, Mississippi from ICMPI (Jackson) Inc., a wholly-owned subsidiary of Bedford Property Investors, Inc., for $6,500,000.
The IBM Building is a four-story brick office building with approximately 90,000 net rentable square feet and surface parking for approximately 362 automobiles. The building was 92% leased at the purchase date and 94% leased as of March 15, 1996. In addition, on December 19, 1995, the Company purchased the Waterstone Building in Atlanta, Georgia from Massachusetts Mutual Life Insurance Company for $8,031,000. The Waterstone Building consists of approximately 92,000 net rentable square feet with 361 parking spaces and was 94% leased at the date of purchase. The increase in office buildings due to the above three purchases totalled $28,323,000 including capitalized expenses. Improvements to office buildings totalled $188,000 during 1995.

       Office buildings decreased due to the sale of Corporate Square East located in Indianapolis, Indiana in October 1995. This office center was sold for $700,000 with a net basis of $624,000 (including depreciation) and resulted in a gain of $58,000 with net cash proceeds of $682,000.

      The decrease in other operating properties of $2,541,000 from December 31, 1994 includes the sale of one hotel, four townhomes and four foreclosed homes with a combined basis net of depreciation of $896,000 and the reclassification discussed below. The sales mentioned above resulted in net gains of $579,000 with the Company receiving net cash proceeds of $1,395,000 and a mortgage loan of $80,000 which matures in August 2010 and has an interest rate of 7%.

      At December 31, 1995, the Company reclassified its operating properties, other than office buildings, to real estate held for sale based on the adoption of an investment strategy that focuses more specifically on office building investments by the Company's Board of Directors. This investment strategy resulted in a decision to sell operating properties that do not meet this product type. Additions to other operating properties during the year included the properties received in the merger with EB totalling $307,000, improvements of $380,000, the foreclosure of one mortgage loan in September 1995 on a 40% interest in the Oak Creek Apartments and the purchase of an additional 44% interest in the Coral Club Apartments received in the EB merger. These assets were reclassed at December 31, 1995 to real estate held for sale in accordance with the Board's decision.

      Land held for sale decreased a net $2,928,000 during the twelve months ended December 31, 1995. This net decrease includes increases of $96,000 from real estate acquired in the EB merger offset by decreases of $2,880,000 due to the sales of various real estate properties and writedowns of real estate held for sale to net realizable value of $179,000.

      The land held for sale acquired through the EB merger consists of six non-operating properties located in various cities in Mississippi and are being actively marketed for sale. Three mortgage loans were foreclosed during the twelve month period with capitalized costs of $35,000. During 1995, the Company sold 36 lots, 99.53 acres of raw land, one foreclosed condominium and two foreclosed homes which resulted in net gains of $4,115,000 recognized. The Company received net cash proceeds of $6,712,000 and two mortgage receivables totalling $330,000 from these sales. Additional gains of $46,000 were deferred and will be recognized as principal payments are received on the notes.

      The increase in operating properties held for sale of $3,990,000 from December 31, 1994 is due to the reclassification of assets discussed previously.

      Mortgage loans increased a net $7,558,000 during the twelve months ended December 31, 1995. The Company acquired 98 loans in the EB merger which were recorded at $3,698,000. At the date of the merger, the loans had a principal balance of $18,794,000 and an estimated net realizable value of $13,945,000. Under the purchase method of accounting, which was discussed previously, the loans were recorded at significantly less than their net realizable value. The difference between the net realizable value of the loans and the recorded balances will be amortized over the life of the loans based on principal payments received. During the twelve months ended December 31, 1995, $1,874,000 was amortized on the loans acquired in the EB merger and recorded as gain on mortgage loans. The Company received pay offs of mortgage loans acquired in the First Continental merger during the twelve months ended December 31, 1995, recognizing a gain on mortgage loans of $161,000 related to those loans. Mortgage loans decreased $3,038,000 due to principal payments received during the year and increased $91,000 due to the amortization of valuations on mortgage loans. The Company also foreclosed on four mortgage loans with a net book value of $443,000 during the twelve months ended December 31, 1995. Mortgage loans increased during this time $410,000 due to loans made to facilitate the sales of real estate.

      In the EB merger, the Company received a forty percent (40%) interest in a mortgage note receivable on an office complex in Virginia Beach, Virginia. The mortgage loan had an outstanding principal balance of $16,113,000 at the date of merger, of which the Company's 40% interest was $6,445,000. The Company's 40% interest in this loan was recorded at $1,044,000. The Virginia Beach mortgage loan was subject to seven wraparound mortgages totalling $4,862,000 at the date of the EB merger. The Company's 40% share of these wraparound mortgages of $1,945,000 was recorded in the EB merger. The wraparound mortgages have an average rate of 9.14% and mature on various dates beginning in December 2002. Effective December 1, 1995, the Company purchased the remaining 60% interest in the Virginia Beach mortgage loan for $1,420,000 cash plus the assumption of 60% of the outstanding balance of the wraparound mortgages. This purchase increased mortgage loans by $4,863,000 and increased the balance in mortgage notes payable on wrap mortgages by $3,491,000.

      The Company acquired 637,705 shares of Union Planters Corporation in the EB merger, which was recorded at the market price as quoted on the New York Stock Exchange on the date of the merger of $15,069,000 ($23.63 per share). The Company's investment in the common stock of EB at the date of the merger of $12,453,000 was eliminated through the recording of the merger. Parkway sold the Union Planters shares, 22,400 shares of EastGroup and shares of other investments in real estate company securities having a combined basis of $15,785,000 during the twelve months ended December 31, 1995. Total cash proceeds from the sales were $20,100,000 and net gains of $4,314,000 were recorded.

      The Company received dividends of $76,000 from its investment in EB prior to the April 27, 1995 merger date. Also during the twelve months ended December 31, 1995, the Company recorded equity in earnings from its investment in EB through the date of merger of $135,000, recorded net decreases in unrealized gains on securities of $78,000 and purchased 105,000 shares of a real estate company stock at a cost of $992,000.

      The net decrease in real estate partnerships and corporate joint venture for the twelve months ended December 31, 1995 was $204,000. The Company recorded equity in earnings of real estate partnerships and corporate joint venture of $116,000 and received distributions of $318,000 during the period.

      Interest and rents receivable and other assets increased $659,000 during the twelve months ended December 31, 1995. The Company recorded $392,000 in receivables and other assets as a result of the EB merger. Other increases in receivables and other assets were the result of normal business operations.

      Notes payable to banks decreased a net $4,154,000 reflecting advances of $19,344,000 and payments of $23,008,000 under bank lines of credit and payments of $490,000 on other bank debt. At December 31, 1995, no amounts were outstanding on the Company's lines of credit. The decrease in other bank debt of $490,000 includes scheduled principal payments of $225,000 and a prepayment of $265,000 on a note scheduled to mature in June 1996.
      Mortgage notes payable without recourse increased a net $6,509,000 during the twelve months ended December 31, 1995. Decreases to mortgage notes payable without recourse includes scheduled principal payments of $118,000, the prepayment of $305,000 on a note scheduled to mature in June 1996 and principal reductions of $4,068,000 on the One Jackson Place mortgage. The increase in mortgage notes payable without recourse is due to the long-term financing placed on Mtel Centre' of $11,000,000 on December 29, 1995. This note is a twelve year fully amortizing loan with a fixed interest rate of 7.75% and maturing in January 2008.

      The increase in mortgage notes payable on wrap mortgages of $5,368,000 includes increases of $1,945,000 due to the merger with EB, Inc., decreases of $68,000 due to principal payments made subsequent to the merger and an increase of $3,491,000 due to the purchase of the remaining 60% interest in the Virginia Beach loan in December 1995 discussed previously.

      Accounts payable and other liabilities increased $2,271,000 during the twelve months ended December 31, 1995. Of this amount, $1,496,000 was recorded in the EB merger. Other increases in accounts payable and other liabilities were the result of normal business operations.

      Shareholders' equity increased $16,973,000 during the comparison period as a result of the following:

                                            Increase (decrease)
                                            -------------------
                                              (In thousands)

      Net income                               $   11,820
      Dividends declared and paid                  (1,249)
      Decrease in unrealized gains                    (78)
      Shares issued in EB merger                    6,370
      Purchase/retirement of treasury shares         (118)
      Exercise of stock options                       228
                                               ----------
                                               $   16,973
                                               ==========

RESULTS OF OPERATIONS
- ---------------------
(Comments are for the twelve months ended December 31, 1995 compared to the six months ended December 31, 1994 and twelve months ended June 30, 1994.)

      The Company changed is fiscal year end from a June 30 (fiscal year) to December 31 as of December 31, 1994. As a result, the comparative information given below includes the twelve months ended December 31, 1995, the six months ended December 31, 1994 and the twelve months ended June 30, 1994.

      Operations of real estate properties are summarized below:

                               12 Months    6 Months    12 Months
                                 Ended        Ended       Ended
                               12/31/95     12/31/94    06/30/94
                               ---------    --------    ---------
                                         (In thousands)
     Income from real
      estate properties......  $ 8,941      $ 3,683      $ 6,429
     Real estate
      operating expense......   (4,876)      (1,951)      (3,760)
                               -------      -------      -------
                                 4,065        1,732        2,669
     Interest expense on
      real estate properties.   (2,230)      (1,078)      (2,392)
     Depreciation and
      amortization...........   (1,331)        (565)      (1,022)
     Minority interest.......      100          209          542
                               -------      -------      -------
                               $   604      $   298      $  (203)
                               =======      =======      =======

      The increase in income from real estate properties and real estate operating expense for the twelve months ended December 31, 1995 is primarily due to the July 1995 purchase of the Mtel Centre' office complex, the October 1995 purchase of the IBM Building and the December 1995 purchase of the Waterstone Building, offset by the August 1995 sale of the American Inn North Motel and the October 1995 sale of the Corporate Square East Office Building.

      The effect on the Company's operations related to One Jackson Place (which have been included in the numbers above) follows:

                               12 Months    6 Months    12 Months
                                 Ended        Ended       Ended
                               12/31/95     12/31/94    06/30/94
                               ---------    --------    ---------
                                         (In thousands)

Revenues                       $ 3,789      $ 1,762      $ 3,517
Operating expenses              (1,439)        (678)     (1,463)
Interest expense                (1,931)      (1,036)     (2,072)
Depreciation                      (896)        (459)       (887)
Minority interest income           100          209         542
                               -------      -------     -------
Net loss                       $  (377)     $  (202)    $  (363)
                               =======      =======     =======

      The effect on the Company's operations related to Mtel Centre' (which have been included in the numbers above) follows:

                               12 Months    6 Months    12 Months
                                 Ended        Ended       Ended
                               12/31/95     12/31/94    06/30/94
                               ---------    --------    ---------
                                         (In thousands)
Revenues                       $ 1,464      $     -     $     -
Operating expenses                (722)           -           -
Interest expense                  (252)           -           -
Depreciation                      (130)           -           -
                               -------      -------     -------
Net income                     $   360      $     -     $     -
                               =======      =======     =======

      The increase in interest on mortgage loans for the twelve months ending December 31, 1995 compared to the six months ending December 31, 1994 and twelve months ending June 30, 1994 is due primarily to interest income on loans received in the mergers with EB, Inc. in April 1995 and FCREIT in May 1994. The interest on mortgage loans recognized for the twelve months ending December 31, 1995 totalled $884,000 for the EB loans and $280,000 for the FCREIT loans. Also contributing to this increase was interest recorded on mortgage loans made during the last fiscal year in connection with the sales of real estate.

      The gain on real estate and mortgage loans for the twelve months ended December 31, 1995 of $6,552,000 includes net gains on the sale of real estate of $4,752,000, gains of $2,035,000 due to payoffs and payments on mortgage loans acquired in the EB, Inc. and FCREIT mergers and writeoffs on mortgage loans of $56,000. During the twelve months ending December 31, 1995, the Company sold 36 lots, 99.53 acres of raw land, four townhomes, six foreclosed houses and one foreclosed condominium having gains of $$4,752,000. The Company also recorded writedowns to real estate of $179,000 reflecting declines in current market values as evidenced by contracts, appraisals and other comparable sales.

      The gain on securities of $4,314,000 for the twelve months ended December 31, 1995 is due to the sale of 637,705 shares of Union Planters stock for $19,244,000 with a basis of $15,069,000, 22,400 shares of EastGroup stock for $457,000 with a basis of $317,000 and other investments in real estate company securities for $399,000 with a basis of $399,000.

      Gain on securities of $27,000 in the six months ended December 31, 1994, represent the sale of an investment in a real estate investment trust for $340,000 with a net basis of $313,000. The gain of securities of $579,000 in the twelve moths ended June 30, 1994 represented the sale of 58,525 shares of EastGroup for $1,152,000 with a gain of $337,000 and other stock investments for $504,000 with gains of $242,000.

      Equity in earnings of real estate companies consists of the following:

                               12 Months    6 Months    12 Months
                                 Ended        Ended       Ended
                               12/31/95     12/31/94    06/30/94
                               ---------    --------    ---------
                                         (In thousands)
EB, Inc.                       $  135       $  618      $  388
EastGroup                           -           77         443
FCREIT                              -            -          (9)
Congress Street                     -          (14)        (67)
                               --------     -------     -------
                               $  135       $  681      $  755
                               ========     =======     =======

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

      Equity in operations of real estate partnerships and corporate joint venture consists of the following:

                               12 Months    6 Months    12 Months
                                 Ended        Ended       Ended
                               12/31/95     12/31/94    06/30/94
                               ---------    --------    ---------
                                         (In thousands)
Golf Properties, Inc.          $   80       $  166      $  233
Wink/Parkway Partnership           36           29           -
GV Partners                         -            -           6
                               -------      -------     -------
                               $  116       $  195      $  239
                               =======      =======     =======

      Dividend income for the twelve months ended December 31, 1995 totalled $601,000. This increase is due in part to the Union Planters Corporation dividends received subsequent to the merger with EB, Inc. on April 27, 1995 of $353,000. The increase in dividend income is also due to the change in accounting for EastGroup Properties from the equity method of accounting to the cost method effective January 1, 1995. All dividends received from EastGroup Properties have been accounted for as dividend income in the twelve months ending December 31, 1995 and totalled $189,000. Other increases in dividend income are due to new investments in dividend-paying real estate companies.

      The gain on sale of real estate partnership of $280,000 during the twelve moths ended June 30, 1994 represents the sale of the Company's 22% ivestment in a partnership to the 78% partner, EastGroup Properties. The sales price was $275,000 in cash plus the assumption of 22% of the outstanding mortgage and was based on an appraisal by an independent third party.

      Interest expense of $156,000 for the twelve months ending December 31, 1995 is due to borrowings under bank lines of credit. Interest expense on wrap mortgages of $135,000 for the twelve months ending December 31, 1995 represents interest on the debt received in the merger with EB, Inc.

      The Company recorded management company income of $1,041,000 and management company expenses of $804,000 in 1995 through Eastover Realty, a wholly-owned subsidiary acquired in the merger of Congress Street Properties, Inc. into Parkway Congress
Corporation. Eastover Realty offers full-service leasing, management, construction and brokerage services.

      Through December 31, 1994, the Company was a party to an expense-sharing agreement whereby certain general and administrative expenses were paid by the administrator of the agreement and then allocated on a monthly basis among the participants, as defined. Congress Street Properties, Inc. administered this agreement through the date of its merger with Parkway and received no income for the administration of the agreement. The agreement called for the income of Eastover Realty to be netted against the costs of the shared expenses before allocation to the participants. This was done through December 31, 1994, the termination date of the agreement. Effective January 1, 1995, the Company terminated the expense-sharing agreement and the income of Eastover Realty is now included in the operations of the Company as management company income and expenses. As a result of the termination of the expense-sharing agreement, there were no shared general and administrative expenses during the twelve months ending December 31, 1995. The increase in other expenses of $1,637,000 reflects primarily the general and administrative expenses paid previously through the expense-sharing agreement in addition to increases as a result of the mergers of FCREIT, Congress Street Properties, Inc. and EB, Inc.

      Total tax expense of $82,000 for the twelve months ending
December 31, 1995 represents alternative minimum tax of $70,000 and state income taxes of $12,000.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

      Funds provided by operations, mortgage loan payments, bank borrowings, proceeds from the sale of investments in real estate and financial service securities, sales of real estate properties and proceeds from long term financing were the primary sources of funds for the Company during the twelve months ended December 31, 1995. In addition, the Company received a net $2,702,000 from the merger with EB, Inc. This is discussed in more detail elsewhere in "Liquidity and Capital Resources". Funds provided by these sources and cash balances were sufficient to cover repayment of long-term debt and bank debt, dividends paid to shareholders, purchases of stock of other real estate companies, improvements to real estate properties, new real estate investments and the payment of operating expenses. At December 31, 1995, the Company had available $6,044,000 in cash and short-term investments.
Management believes that funds generated from operations, borrowings on lines of credit and cash on hand will be sufficient to cover long and short-term operating cash requirements.

      On April 27, 1995, the merger of Parkway Acquisition Corporation, a wholly-owned subsidiary of Parkway, with and into EB, Inc. was completed. Under the terms of the merger, EB, Inc. became a wholly-owned subsidiary of Parkway. Shareholders of EB, Inc., other than Parkway, received a cash payment in the amount of eight dollars ($8.00) plus sixty-two point three one hundredths (.623) of one share of Parkway common stock for each share of EB, Inc. owned by them. The merger resulted in a total of approximately $5,548,000 being disbursed to EB, Inc. shareholders. At April 27, 1995, EB, Inc. had $8,603,000 in cash and cash equivalents which were used to make these payments. Parkway incurred $353,000 of expenses in completing the merger. As a result, Parkway recorded a net increase in cash and cash equivalents of $2,702,000 from the merger. Parkway issued 428,955 shares of common stock to EB shareholders.

      At December 31, 1995, the Company had one line of credit with Deposit Guaranty National Bank at an amount equal to sixty-five (65%) of the quoted market value of certain pledged securities, not to exceed $10,000,000 (the "$10,000,000 line of credit"). The note has an interest rate of the London Interbank Offered Rate ("LIBOR") quoted for a 90-day period plus 1.85%. Interest payments on the note are due monthly with a fixed maturity on September 30, 1996. At December 31, 1995, no amount was outstanding on the line of credit.

      On July 31, 1995, the Company acquired the Security Centre' office complex in Jackson, Mississippi from the Resolution Trust Corporation, as receiver for Security Federal Savings and Loan Association, for $13,500,000. Upon acquisition, the buildings were renamed Mtel Centre'. Mtel Centre' is an office building complex consisting of 260,000 net rentable square feet in two buildings and 130 parking spaces located in the central business district of Jackson. The Company substantially funded the acquisition with cash balances of $4,270,000 and $8,740,000 drawn under two lines of credit with Deposit Guaranty National Bank. In addition to the line of credit discussed previously, Deposit Guaranty National Bank extended the Company an additional $2,000,000 Line of Credit for the purpose of purchasing Mtel Centre'. The line of credit had the same terms as the $10,000,000 line of credit with the exception of the maturity date, which was August 15, 1995. On September 19, 1995, the Company received funding of $10,000,000 on a term loan from Deposit Guaranty National Bank which is secured by the investment in Mtel Centre'. The note accrued interest at the bank's prime rate, with interest payments due monthly and principal due upon maturity on February 5, 1997. Proceeds from the term loan were used to repay amounts outstanding under the two lines of credit. The Company received funding on December 29, 1995 from a life insurance company for $11,000,000 non-recourse, 12-year, fully amortizing financing on the building at a rate of 7.75%. Cash flows from the operation of the building are expected to fully cover debt service on the long-term financing. The proceeds were used to repay the $10,000,000 term loan to Deposit Guaranty.

      On October 2, 1995, the Company purchased the IBM Building in Jackson, Mississippi from ICMPI (Jackson), Inc., a wholly owned subsidiary of Bedford Property Investors, Inc., an unrelated party, for $6,500,000. The IBM Building is a four-story brick office building with approximately 90,000 square feet of rentable area and surface parking for approximately 362 automobiles. The $6,500,000 purchase price was funded with existing cash reserves. Cash proceeds from the $10,000,000 term loan discussed previously contributed to the cash reserves used to purchase the IBM Building. In February 1996, the Company received the funding of a $4,800,000 non-recourse, 15-year, fully amortizing loan from a life insurance company on the building at a rate of 7.70%.

      On October 10, 1995, the partnership that owns One Jackson Place made a principal payment of $4,004,000 on the One Jackson Place office building mortgage note payable without recourse. This payment was made in connection with the refinancing of this loan with New York Life which was completed in January 1996. The terms of the new loan agreement were implemented October 10, 1995. The 15-year, $18,400,000 non-recourse loan calls for monthly principal and interest payments of $152,000 based on a 20-year amortization schedule, interest at 7.85% and maturity on October 10, 2010.
Prior to the refinancing, the $22,404,000 mortgage note had an interest rate of 9.25%, required monthly interest payments of $173,000 through April 1996 and matured in April 1999.

      On March 7, 1996, the Company purchased the One Park 10 Plaza Building in Houston, Texas from an insurance company for $6,700,000. One Park 10 Plaza is an eight-story Class A building with 609 parking spaces. Funds received from the financing of the IBM Building, along with existing cash reserves, were used to purchase the building.

      Subsequent to year-end, the Company acquired a $20,000,000 acquisition line of credit with Deposit Guaranty National Bank and replaced the $10,000,000 line of credit discussed previously with a $5,000,000 line of credit. The Company plans to continue actively pursuing the purchase of office building investments that meet the Company's investment criteria and intends to use these lines of credit to fund those acquisitions. Both lines of credit have an interest rate equal to the 90-day LIBOR rate plus 2.35% (adjusted quarterly), interest due monthly and commitment fees of
 .125% due upon acceptance. In addition, both lines of credit have fees of .125% on the unused balances due quarterly. The acquisition line of credit matures June 30, 1998 and the $5,000,000 line of credit matures June 30, 1997.

      As previously discussed, the Company plans to continue actively pursuing the purchase of office building investments. In doing so, funding on the acquisition line of credit will be necessary in the short-term. The Company also intends to continue seeking long-term financing on new investments. Proceeds from long-term financing will be used to repay the acquisition line debt.

Item 7. Consolidated Financial Statements

                  Index to Consolidated Financial Statements
                 --------------------------------------------

                                                                          Page
                                                                          ----
      Report of Independent Auditors . . . . . . . . . . . . . . . . . . . .25
      Consolidated Balance Sheets--
        as of December 31, 1995 and 1994 . . . . . . . . . . . . . . . . . .26
      Consolidated Statements of Income--
        for the twelve months ended December 31, 1995,
        the six months ended December 31, 1994
        and the twelve months ended June 30, 1994. . . . . . . . . . . . . .27
      Consolidated Statements of Cash Flows--
        for the twelve months ended December 31, 1995,
        the six months ended December 31, 1994
        and the twelve months ended June 30, 1994. . . . . . . . . . . . . .28
      Consolidated Statements of Shareholders' Equity--
        for the twelve months ended December 31, 1995,
        the six months ended December 31, 1994
        and the twelve months ended June 30, 1994. . . . . . . . . . . . . .30
      Notes to Consolidated Financial Statements . . . . . . . . . . . . . .32

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
The Parkway Company


    We have audited the accompanying consolidated balance sheets of The Parkway Company and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of income, shareholders' equity, and cash flows for the years ended December 31, 1995 and June 30, 1994 and the six months ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of EB, Inc. and EastGroup Properties (investees in which the Company had a 52.3%, and 2.7% interest at December 31, 1994, respectively), have been audited by other auditors whose reports have been furnished to us; our opinion on the consolidated financial statements for the six months ended December 31, 1994 and the year ended June 30, 1994, insofar as it relates to data included for EB, Inc. for its years ended December 31, 1994 and 1993; and EastGroup Properties for its years ended December 31, 1994 and 1993; is based solely on the reports of the other auditors.

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

    In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Parkway Company and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for the years ended December 31, 1995 and June 30, 1994 and the six months ended December 31, 1994 in conformity with generally accepted accounting principles.



                                      /s/ Ernst & Young LLP
                                      ---------------------------
                                      Ernst & Young LLP

Jackson, Mississippi
March 25, 1996


                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                 December 31
                                           ----------------------
                                              1995         1994
                                           ----------   ---------
 Assets
 Real estate related investments
   Office buildings....................... $ 59,406     $ 31,543
   Other operating properties.............        -        2,541
   Accumulated depreciation...............   (7,122)      (6,177)
                                           --------     --------
                                             52,284       27,907
   Real estate held for sale
     Land.................................    8,441       11,369
     Operating properties.................    3,990            -
   Mortgage loans.........................   11,161        3,603
   Real estate securities.................    2,866       15,061
   Real estate partnerships and
     corporate joint venture..............      685          889
                                           --------     --------
                                             79,427       58,829
 Interest and rents receivable and other
   assets.................................    2,572        1,913
 Cash and cash equivalents................    6,044          320
                                           --------     --------
                                           $ 88,043     $ 61,062
                                           ========     ========
 Liabilities
 Notes payable to banks................... $      -     $  4,154
 Mortgage notes payable without recourse..   29,336       22,827
 Mortgage notes payable on wrap mortgages.    5,368            -
 Accounts payable and other liabilities...    3,834        1,563
 Deferred gain............................      294          280
                                           --------     --------
                                             38,832       28,824
                                           --------     --------
 Shareholders' Equity
 Common stock, $1.00 par value, 10,000,000
   shares authorized, 2,007,658 and
   1,563,308 shares issued in 1995
   and 1994, respectively.................    2,008        1,563
 Additional paid-in capital...............   32,882       26,847
 Retained earnings........................   13,729        3,158
                                           --------     --------
                                             48,619       31,568
 Unrealized gain on securities............      592          670
                                           --------     --------
                                             49,211       32,238
                                           --------     --------
                                           $ 88,043     $ 61,062
                                           ========     ========
             See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF INCOME

                                    12 Months  6 Months  12 Months
                                      Ended      Ended     Ended
                                    12/31/95   12/31/94  06/30/94
                                    ---------  --------  ---------
                                            (In thousands,
                                        except per share data)
Revenues
Income from real estate
  properties........................$ 8,941    $ 3,683   $ 6,429
Interest on mortgage loans..........  1,421        283       265
Management company income...........  1,041          -         -
Equity in earnings
  Real estate companies.............    135        681       755
  Real estate partnerships and
    corporate joint venture.........    116        195       239
Interest on investments.............    167         18       235
Dividend income.....................    601         10         7
Deferred gains and other income.....    345         36       331
Gain (loss) on real estate
  and mortgage loans................  6,552        529      (113)
Gain on securities..................  4,314         27       579
Gain on sale of real estate
  partnership.......................      -          -       280
                                    -------    -------   -------
                                     23,633      5,462     9,007
                                    -------    -------   -------
Expenses
Real estate owned
  Operating expense.................  4,876      1,951     3,760
  Interest expense..................  2,230      1,078     2,392
  Depreciation and amortization.....  1,331        565     1,022
  Minority interest.................   (100)      (209)     (542)
Interest expense
  Notes payable to banks............    156        140         -
  Notes payable on wrap mortgages...    135          -         -
Management company expenses.........    804          -         -
Shared general and
  administrative expenses...........      -        270       502
Other expenses......................  2,299        662       569
                                    -------    -------   -------
                                     11,731      4,457     7,703
                                    -------    -------   -------

Income before income taxes.......... 11,902      1,005     1,304
Income tax provision................     82          -         1
                                    -------    -------   -------
Net income..........................$11,820    $ 1,005   $ 1,303
                                    =======    =======   =======
Net income per share................$  6.36    $   .65   $  1.00
                                     =======    =======   =======
Weighted average shares outstanding.  1,858      1,544     1,300
                                    =======    =======   =======
Dividends paid per share............$   .66    $   .31   $   .65
                                    =======    =======   =======
                See notes to consolidated financial statements.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  12 Months  6 Months   12 Months
                                    Ended      Ended      Ended
                                  12/31/95   12/31/94   06/30/94
                                  ---------  ---------  ---------
                                           (In thousands)


Operating Activities
Net income........................$ 11,820   $  1,005   $  1,303
Adjustments to reconcile net
  income to net cash
  provided by operating
  activities:
  Equity in earnings..............    (251)      (876)      (994)
  Dividends received..............      76        250        332
  Distributions from
    operations of real estate
    partnerships and corporate
    joint venture.................     318        327        543
  Depreciation and amortization...   1,331        565      1,022
  Amortization of discounts,
    deferred gains and other..        (141)       (56)      (318)
  Gain on sale of real estate
    partnership...................       -          -       (280)
  (Gain) loss on real estate
    and mortgage loans............  (6,552)      (529)       113
  Gain on securities..............  (4,314)       (27)      (579)
  Minority interest depreciation..    (206)      (233)      (535)
  Changes in operating assets
    and liabilities:
    Decrease (increase) in
      receivables.................    (194)      (277)        46
    Increase in accounts payable
      and accrued expenses........     768        763        668
                                  --------   --------   --------
  Cash provided by operating
    activities....................   2,655        912      1,321
                                  --------   --------   --------
Investing Activities
Payments received on mortgage
  loans...........................   3,038        310        269
Purchases of investments in
  real estate companies...........    (992)      (399)    (7,468)
Purchase of real estate
  properties...................... (29,568)    (1,502)       (66)
Purchase of mortgage loans........  (1,420)         -       (907)
Proceeds from sale of real
  estate partnership owned........       -          -        296
Release of restricted cash........       -          -        165
Proceeds from sale of real
  estate owned....................   8,789      1,223        100


Proceeds from sale of investments
  in real estate companies........  20,100        340      1,656
Improvements to real estate
  owned...........................    (728)      (190)      (380)
Purchase of real estate
  partnership interest............       -          -       (291)
Proceeds from merger of
  EB, Inc.........................   2,702          -          -
Proceeds from merger of First
  Continental (net)...............       -          -         25
Proceeds from merger of
  Congress Street (net)...........       -        (48)         -
Payments (advances) on notes
  receivable from affiliates......       -         49        135
                                  --------   --------   --------
Cash provided by (used in)
  investing activities............   1,921       (217)    (6,466)
                                  --------   --------   --------
Financing Activities
Principal payments on
  mortgage notes payable..........  (4,559)      (102)      (867)
Proceeds from borrowings on
  mortgage notes payable..........  11,000          -          -
Proceeds from bank borrowings.....  19,344      3,714      6,296
Principal payments on bank
  borrowings...................... (23,498)    (3,191)    (5,517)
Payments on note payable to
  affiliate.......................       -          -     (2,274)
Stock options exercised...........     228       (535)        (4)
Dividends paid....................  (1,249)      (478)      (819)
Purchase and retirement
  of treasury shares..............    (118)         -          -
                                  --------   --------   --------
Cash provided by (used in)
  financing activities............   1,148       (592)    (3,185)
                                  --------   --------   --------
Increase (decrease) in cash.......   5,724        103     (8,330)
Cash and cash equivalents at
  beginning of period.............     320        217      8,547
                                  --------   --------   --------
Cash and cash equivalents at
  end of period...................$  6,044   $    320   $    217
                                  ========   ========   ========

                See notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                               (In thousands)

                           Additional                        Unrealized
                 Common     Paid-In   Retained   Treasury   Gain (Loss) On
                  Stock     Capital   Earnings    Shares      Securities     Total
                 -------  ----------  ---------  ---------  --------------  --------
Balance,
  June 30, 1993. $ 2,333    $ 39,271  $  1,899   $(16,320)    $       -     $ 27,183
  Net income....       -           -     1,303          -             -        1,303
  Cash dividends
    declared
    ($.60 per
    share)......       -           -      (799)         -             -         (799)
  Retirement of
    treasury
    shares......  (1,073)    (15,247)        -     16,320             -            -
  Merger with
    First
    Continental
    Real Estate
    Investment
    Trust.......     283       3,110         -          -             -        3,393
  Unrealized
    gain on
    securities..       -           -         -          -           652          652
  Stock options
    exercised...       -           -        (3)         -             -           (3)
                 -------    --------  --------   --------     ---------     --------
Balance,
  June 30,1994..   1,543      27,134     2,400          -           652       31,729
  Net income....       -           -     1,005          -             -        1,005
  Cash dividends
    declared
    ($.16 per
    share)......       -           -      (247)         -             -         (247)
  Shares issued
    in merger
    with
    Congress
    Street......     561       7,294         -          -             -        7,855
  Shares retired
    in merger
    with
    Congress
    Street......    (567)     (7,372)        -          -             -       (7,939)
  Unrealized
    gain on
    securities..       -           -         -          -            18           18
  Stock options
    exercised...      23        (255)        -          -             -         (232)
  Shares issued
    in payment
    of incentive
    compensation       3          46         -          -             -           49
                 -------    --------  --------   --------     ---------     --------
Balance,
  Dec. 31, 1994.   1,563      26,847     3,158          -           670       32,238
  Net income....       -           -    11,820          -             -       11,820
  Cash dividends
    declared
    ($.66 per
    share)......       -           -    (1,249)         -             -       (1,249)
  Shares issued
    in EB merger     429       5,941         -          -             -        6,370
  Retirement of
    treasury
    shares......      (6)       (112)        -          -             -         (118)
  Unrealized
    gain on
    securities..       -           -         -          -           (78)         (78)
  Stock options
    exercised...      22         206         -          -             -          228
                 -------    --------  --------   --------     ---------     --------
Balance,
  Dec. 31, 1995  $ 2,008    $ 32,882  $ 13,729   $      -     $     592     $ 49,211
                 =======    ========  ========   ========     =========     ========

                   See notes to consolidated financial statements.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - Summary of Significant Accounting Policies

Principles of consolidation

      The consolidated financial statements include the accounts of The Parkway Company ("Parkway" or "the Company"); Sugar Creek Center Corporation, Parkway Texas Corporation, Parkway Lamar, Inc., Parkway Ridgewood, Inc., Parkway Atlanta, Inc., EB, Inc. and Parkway Congress Corporation and its wholly-owned subsidiaries; and One Place Partners (a Mississippi general partnership), owned 100% by Parkway and Parkway Congress Corporation. All significant intercompany transactions and accounts have been eliminated.

Use of estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Real estate properties

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

      Real estate properties are carried at cost less accumulated depreciation. Cost includes the carrying amount of the Company's investment plus any additional consideration paid, liabilities assumed, costs of securing title (not to exceed fair market value in the aggregate) and improvements made subsequent to acquisition. Depreciation of buildings is computed using the straight line method over their estimated useful lives of 40 years. Depreciation of tenant improvements including personal property is computed using the straight line method over the term of the lease involved. Maintenance and repair expenses are charged to expense as incurred, while improvements are capitalized and depreciated in accordance with the useful lives outlined above. Geographically, the Company's investments are concentrated in the Southeast and Southwest United States, with an emphasis in the states of Mississippi and Texas.

      Revenue from real estate rentals is recognized and accrued as earned on a pro rata basis over the term of the lease.

      Real estate held for sale is carried at the lower of fair value minus estimated costs to sell or cost. Operating real estate held for investment is stated at the lower of cost or net realizable value.

      Management fee income and leasing and brokerage commissions are recorded in income as earned. Such fees on Company-owned properties are eliminated in consolidation.

Allowance for possible losses

      The Company provides an allowance for possible losses on real estate and mortgage loan investments for financial reporting purposes which, in the opinion of Management, is adequate to absorb possible losses determined in accordance with generally accepted accounting principles. The adequacy of the allowance or the need for an allowance is evaluated by Management quarterly based on a review of investments and properties on an individual basis.

      Beginning in 1995, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 114, "Accounting by Creditors for Impairment of a Loan" and FASB Statement No. 118, "Accounting by Creditors of Impairment of a Loan - Income Recognition and Disclosures." Under Statement 114, the 1995 allowance for credit losses related to loans that are identified for evaluation in accordance with Statement 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for credit losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans.

      If the estimated net realizable value of an underlying property or mortgage loan is less than the carrying amount of the Company's investments, the difference is included in the allowance. Although the assumptions and projections upon which estimates of net realizable value or fair market value are based reflect the Company's best judgment, there can be no assurance that the projected events will actually occur. Therefore, adjustments to the allowance for possible losses may be required in subsequent periods.

Investments in real estate companies, partnerships and corporate joint venture

      The equity method of accounting is used to account for investments where the Company has the ability to exercise significant influence over the operating and financial policies of the investee but does not have majority voting control. The Company shares voting control in Golf Properties, Inc. ("GPI") with a joint venture partner and, accordingly, accounts for its investment in this corporate joint venture using the equity method. The Company also shares voting control in the Wink-Parkway Partnership with a partner and, accordingly, accounts for its investment using the equity method. All other marketable equity securities are classified as "available for sale" and are carried at fair market value with unrealized gains or losses reflected as a separate component of shareholders' equity. Loss in value of equity investments that is considered to be an other than temporary decline is charged to operations.

Interest income recognition

      Interest is generally accrued monthly based on the outstanding loan balances. Recognition of interest income is discontinued whenever, in the opinion of management, the collectability of such income becomes doubtful. After a loan is classified as non-earning, interest is recognized as income when received in cash.

Amortization

      Debt origination costs are deferred and amortized using the straight-line method over the term of the loan. Leasing commissions are deferred and amortized using the straight-line method over the term of the respective lease.

Stock based compensation

      The Company grants stock options for a fixed number of shares to employees with an exercise price equal to or above the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and, accordingly, recognizes no compensation expense for the stock option grants.

Income taxes

      Income taxes have been provided using the liability method with FASB Statement No. 109, "Accounting for Income Taxes". Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating loss and tax credit carryforwards.

Reclassifications

      Certain reclassifications have been made in the June 30, 1994 and December 31, 1994 financial statements to conform to the December 31, 1995 classifications.

Cash equivalents

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Business segment

      The Company's operations are in the real estate industry.

Change of fiscal year end

      The Company changed its fiscal year end from a June 30 (fiscal year) to December 31 as of December 31, 1994.

Impact of recently issued accounting standards

      In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

NOTE B - Investments in Real Estate Companies, Real Estate
Partnerships and Corporate Joint Venture

      On April 27, 1995, the merger of Parkway Acquisition
Corporation ("PAC"), a wholly-owned subsidiary of Parkway, with and into EB, Inc. ("EB") was completed. The increase in net assets resulting from the merger was as follows (in thousands):

      Union Planters Corporation stock
        (637,705 shares)............................  $15,069
      Cash..........................................    8,603
      Mortgages.....................................    3,698
      Operating real estate properties..............      307
      Real estate held for sale.....................       96
      Interest receivable and other assets..........      392
      Mortgage notes payable on wrap mortgages......   (1,945)
      Accounts payable and other liabilities........   (1,496)
                                                      -------
                                                      $24,724
                                                      =======

      The Company's purchase price of the net assets acquired consisted of (in thousands):

      Common stock issued (428,955 shares)            $ 6,370
      Cash                                              5,534
      Cash in lieu of fractional shares                    14
      Merger expenses                                     353
      Investment in EB                                 12,453
                                                      -------
                                                      $24,724
                                                      =======

      The Company's investment in the stock of EB of $12,453,000 at the date of the merger was eliminated through the recording of the merger. Accordingly, the Company's consolidated results of operations include EB from the date of acquisition. The Company recorded equity in earnings of EB of $135,000 for the four months ended April 27, 1995, $618,000 for the six months ended December 31, 1994 and $388,000 for the twelve months ended June 30, 1994. The following unaudited pro forma results reflect the increases to the Company's operations assuming the EB acquisition took place at the beginning of the periods presented (in thousands):

                               12 Months    6 Months    12 Months
                                 Ended        Ended       Ended
                               12/31/95     12/31/94    06/30/94
                               ---------    --------    ---------

      Revenues                   $ 473        $ 845       $1,993
      Net income                   201           49          620
      Net income per share       $ .10        $ .02       $  .36

      The pro forma results do not purport to be indicative of actual results had the acquisition been made at the beginning of the respective periods, or of results which may occur in the future. Revenues for EB for the period April 27, 1995 through December 31, 1995 totalled $3,625,000. During the period from April 27, 1995 through December 31, 1995, the Company sold its investment in Union Planters Corporation for $19,244,000 and recognized a gain of $4,175,000.

      At December 31, 1995, the Company's investment in real estate company securities consisted of a less than three percent ownership in two real estate investment trusts ("REIT"). The Company owns 90,575 shares (2.14%) of EastGroup Properties and 105,000 shares (1.17%) of another REIT. Both investments are accounted for under the cost method of accounting with dividends received recorded as income. These investments are shown in the financial statements at their combined market value at December 31, 1995 of $2,866,000, which includes net unrealized gain of $592,000.

      Investments in a corporate joint venture and real estate partnership at December 31, 1995 and 1994, were as follows:

                                                   December 31
                                   Ownership   -------------------
                                  Percentage     1995       1994
                                  ----------   --------   --------
                                                 (In thousands)
      Corporate joint venture -
        Golf Properties, Inc.
        (GPI); Lot sales
        in Highlands, NC.........   65.45%     $  368     $  570
      Partnership -
        Wink-Parkway Partnership;
        owns a 100% interest in
        an office building in
        New Orleans, LA..........   50.00%        317        319
                                               ------     ------
                                               $  685     $  889
                                               ======     ======

      The investment in GPI, which is accounted for by the equity method, was purchased at an amount different from the Company's pro rata share of the investee's book value. At December 31, 1995, the equity in excess of cost was $173,000. This amount has been assigned to GPI's principal net assets and is being recognized in operations as the assets are depreciated or sold. The equity in earnings recorded by the Company includes $22,000, $51,000 and $65,000 amortization of equity in excess of cost in the twelve months ended December 31, 1995,the six months ended December 31, 1994 and the twelve months ended June 30, 1994, respectively.

      The Company owns a 73.125% effective interest in One Jackson Place, an office building, through its partnership interest in One Place Partners. The Company has majority voting control over the building and has consequently consolidated One Place Partners and its subsidiaries in its consolidated financial statements since March 1990. The Company records a reduction in real estate owned expenses for the minority owner's interest in the losses of One Jackson Place.

NOTE C - Investments in Office Buildings and Real Estate Held for
Sale

      The Company's investment in office buildings and real estate held for sale at December 31, 1995 includes seven office buildings, one retail center, two apartment complexes, 21 townhomes, patio homes and condominiums, approximately 433 acres of land and 7 residential lots. Office buildings represent 59% of total assets at December 31, 1995 and are listed by location and carrying value below (in thousands):

      Jackson, Mississippi (3 locations)              $ 39,977
      Atlanta, Georgia                                   8,052
      Indianapolis, Indiana                              2,377
      Columbus, Ohio                                     1,447
      Houston, Texas                                       431
                                                      --------
                                                      $ 52,284
                                                      ========

      One tenant in the Jackson, Mississippi market leases approximately 177,000 square feet out of a total 568,000 square feet owned in Jackson. The rental income on an annual basis from this tenant is approximately $2,400,000.

      The location and carrying value of the real estate held for sale are as follows (in thousands):

      Orlando, Florida         Apartment Complex       $ 1,596
                               (84% interest)
      Dallas, Texas            Apartment Complex           519
                               (40% interest)
      Lake Jackson, Texas      Retail Center             1,415
      Houston, Texas           Townhomes/Condominiums      460
      Sugar Land, Texas        Acreage                   3,910
      Katy, Texas              Acreage                     477
      New Orleans, Louisiana   Acreage                   3,799
      Various                  Acreage/Lots                255
                                                       -------
                                                       $12,431
                                                       =======

      The Company classified certain of its operating real estate properties that are not office buildings, as held for sale as of December 31, 1995. The properties have a carrying value of $3,990,000, net of accumulated depreciation of $150,000 as of that date. At December 31, 1995, there was no valuation allowance related to real estate held for sale. Management believes that current market conditions are favorable to allow them to actively market the properties at prices they consider appropriate.

      The following is a schedule by year of future approximate minimum rental receipts under noncancelable leases for the office buildings as of December 31, 1995:

        Calendar Year                          Amount
        -------------                      --------------
                                           (In thousands)

            1996                             $ 10,286
            1997                                7,714
            1998                                6,193
            1999                                4,432
            2000                                3,648
        Subsequently                           10,256
                                             --------
                                             $ 42,529
                                             ========

NOTE D - Mortgage Loans

      The unpaid balances of mortgage loans, summarized by type of loan, are as follows:

      Type of Loan                            December 31
                                          --------------------
                                            1995        1994
                                          --------    --------
                                             (In thousands)
      First mortgages secured by:
        Residential real estate...        $  1,792    $  1,783
        Motels....................           1,593       1,001
        Commercial real estate....             218         423
        Apartments................             755           -
        Land......................             872         303
        Other.....................              28          93
                                          --------    --------
                                             5,258       3,603
      Second mortgage secured by:
        Office buildings..........           5,903           -
                                          --------    --------
      Total carrying amount of
        mortgage loans............        $ 11,161    $  3,603
                                          ========    ========

      At December 31, 1995, the balance of non-earning mortgage loans was $172,000. All loans were earning (performing) loans at December 31, 1994. There was no allowance for loss set up at December 31, 1995 or 1994.

NOTE E - Notes Payable

      A summary of notes payable to banks is as follows:

                                                December 31
                                             1995        1994
                                           --------    --------
                                              (In thousands)
Notes Payable to Banks:
Note payable to a bank paid
  during 1995.....................         $     -    $   490

$10,000,000 line of credit with
  bank at prime or Libor plus
  1.85% maturing September 1996
  secured by securities with a
  carrying value of $932,000......               -      2,664

$1,000,000 line of credit with
  bank at prime maturing
  April 1996; secured by
  securities with a carrying
  value of $1,507,000.............               -      1,000
                                           -------    -------
                                           $     -    $ 4,154
                                           =======    =======

      The $10,000,000 line of credit and the $1,000,000 line of credit are limited to sixty-five percent (65%) and fifty percent
(50%) of the quoted market value of the securities pledged as collateral, respectively.

     A summary of mortgage notes payable, which are non-recourse to the Company, is as follows:

                                                December 31
                                             1995        1994
                                           --------    --------
                                              (In thousands)
Mortgage Notes Payable:
Note payable to an insurance
  company at 7.85%; due in monthly
  payments of $152,000, maturing
  in November 2010; secured by
  office buildings with a carrying
  value of $19,739,000............         $18,336    $22,404

Note payable to an insurance
  company at 7.75%; due in monthly
  payments of $118,000, maturing
  in January 2008; secured by
  office buildings with a carrying
  value of $13,667,000............          11,000          -

Note payable to an insurance
  company paid during 1995........               -        423
                                           -------    -------
                                           $29,336    $22,827
                                           =======    =======


                                                December 31
                                             1995        1994
                                           --------    --------
                                              (In thousands)
Mortgage Notes Payable on Wrap Mortgages:
Notes payable to insurance
  companies ranging from 8.75%
  to 9.625%; due in
  total monthly payments of
  $65,000, and maturity dates
  ranging from December 2002
  to February 2009; secured
  by office buildings with a
  carrying value of $5,903,000....         $ 5,368    $     -
                                           =======    =======
     The principal maturities of all notes payable for the succeeding five years and subsequently as of December 31, 1995 are as follows:

                Calendar Year         Amount
                -------------        --------
                                  (In thousands)

                     1996            $  1,213
                     1997               1,366
                     1998               1,480
                     1999               1,605
                     2000               1,740
                 Subsequently          27,300
                                     --------
                                     $ 34,704
                                     ========

NOTE F - Income Taxes

      The components of the provision for income taxes are as follows:

                               12 Months    6 Months    12 Months
                                 Ended        Ended       Ended
                               12/31/95     12/31/94    06/30/94
                               ---------    --------    ---------
                                         (In thousands)
      Current:
            Federal               $70          $ -        $ -
            State                  12            -          -
                                  ---          ---        ---
                                   82            -          1
      Deferred                      -            -          -
                                  ---          ---        ---
                                  $82          $ -        $ -
                                  ===          ===        ===

      The tax effects of significant items comprising the Company's net deferred tax asset are as follows (in thousands):

                                                  December 31
                                                1995       1994
                                              --------   --------
      Deferred tax assets:
      Differences in book and tax
        basis of assets....................... $ 1,613   $ 3,385
      Operating loss carryforwards............   3,180     3,625
                                               -------   -------
                                                 4,793     7,010
      Valuation allowance.....................  (4,793)   (7,010)
                                               -------   -------
      Net deferred tax asset.................. $     -   $     -
                                               =======   =======

      The Company's income differs for income tax and financial reporting purposes principally because (1) the timing of the deduction for the provision for possible losses or writedowns, (2) the timing of the recognition of gains or losses from the sale of investments, (3) the timing of the recognition of income or losses from partnerships, (4) the equity in undistributed earnings of real estate companies differing from dividends received from those investments, (5) real estate owned has a different basis for tax and financial reporting purposes, producing different gains upon disposition, and (6) mortgage loans have a different basis for tax and financial reporting purposes, producing different gains upon collection of these receivables. At December 31, 1995, there was no deferred federal or state income tax liability due to the availability of net operating loss carryforwards.

      An additional $23,500,000 of temporary differences related to assets acquired in recent mergers with other companies will be limited during the five year period commencing with the merger dates, and therefore have not been included in the deferred tax asset calculation. After the five year periods, the temporary differences that exist on assets remaining at that time will be unrestricted and will be included in the deferred tax assets of the Company.

      The net decrease in the total valuation allowance for the twelve months ended December 31, 1995 was $2,217,000 and relates primarily to differences in book and tax basis of securities and real estate sold and mortgage loans collected. At December 31, 1995 and 1994, the net deferred tax asset is entirely offset by a valuation allowance because realization of the net deferred tax asset is not assured.

      The following is a reconciliation between the amount reported for income taxes and the amount computed by multiplying income before income tax by the statutory federal tax rate (in thousands).

                                  12 Months  6 Months   12 Months
                                    Ended      Ended      Ended
                                  12/31/95   12/31/94   06/30/94
                                  ---------  ---------  ---------
      Income tax expense
        based on statutory
        income tax rate........  $ 4,066      $   342       $ 443
      Operating loss carry-
        forward for financial
        reporting purposes.....   (3,993)        (139)       (353)
      Equity in earnings of
        other real estate
        companies.............       (73)        (203)        (90)
      Federal alternative
        minimum tax...........        70            -           -
      State income tax expense        12            -           1
                                 -------      -------       -----
      Income tax expense......   $    82      $     -       $   1
                                 =======      =======       =====
      At December 31, 1995, the Company has available net operating loss carryforwards for federal income tax purposes (June 30 fiscal year end) of approximately $9,352,000 which expire as follows for fiscal years ended June 30:

                      Fiscal Year            Amount
                      -----------            ------
                                         (in thousands)
                          1996               $1,510
                          1998                  760
                          1999                   14
                          2000                   57
                          2001                   12
                          2002                    8
                          2003                  300
                          2004                   47
                          2007                1,052
                          2008                3,124
                          2009                1,152
                          2011                1,316
                                             ------
                                             $9,352
                                             ======

      In addition to these net operating losses, two subsidiaries have net operating losses of approximately $17,282,000 and $6,244,000, respectively, at the time of their mergers with the Company. The Company's utilization of these losses will be limited to a maximum of approximately $280,000 and $491,000, respectively, in any given year, subject to increases for built-in gains recognized, therefore, a majority of these loss carryforwards will be unavailable for use by the Company. Also, EB had net operating losses of approximately $1,363,000 at the time of its merger with the Company. The Company's utilization of these losses will be limited to a maximum of $803,000 in any given year. These loss carryforwards have not been reflected in the deferred tax asset of the Company at December 31, 1995.

NOTE G - Company Administration and Transactions with Affiliates

      Since January 1, 1995, Parkway has self-managed its operations. From 1980 through 1994, Parkway operated under an expense-sharing agreement with certain affiliated companies. The expense-sharing agreement provided that the participating companies have common officers, facilities and personnel, and the costs of these were shared among the participants. Certain costs, including directors' fees, legal, audit and stock transfer expenses, were considered non-allocable and paid directly by each participating company. As a result of certain business combinations involving the expense-sharing agreement participants, the expense-sharing agreement was terminated on December 31, 1994. Since that date, Parkway has maintained its own employees and offices located in One Jackson Place in Jackson, Mississippi. Leland R. Speed continues to serve as the Chairman of the Board and Chief Executive Officer of Parkway and EastGroup Properties ("EastGroup"), a former participant in the expense-sharing agreement. The administrative costs associated with Mr. Speed and a small number of clerical and support staff employees are shared equally by Parkway and EastGroup. In addition, EastGroup reimburses Parkway for the services of certain employees who perform those services for EastGroup on an as requested basis and a pro rata share of the rent on the office space in One Jackson Place. During the year ended December 31, 1995, EastGroup reimbursed Parkway $387,000 for these expenses.

NOTE H - Accounts Payable and Other Liabilities

                                     December 31
                               -----------------------
                                   1995         1994
                               -----------   ---------
                                   (In thousands)
   Accounts payable..........    $     555   $     218
   Accrued interest payable..           84         152
   Taxes payable, other than
     income taxes............          757         631
   Other accrued expenses....        1,713         171
   Other payables............          725         391
                                 ---------   ---------
                                 $   3,834   $   1,563
                                 =========   =========

NOTE I - Supplemental Profit and Loss Information

    Included in expenses are taxes, principally property taxes, of $1,310,000, $871,000 and $901,000 for the twelve months ended
December 31, 1995, the six months ended December 31, 1994 and fiscal 1994, respectively.

NOTE J - Stock Option Plans

      The 1994 Stock Option Plan provides for the issuance of an aggregate of 150,000 Parkway shares ("Shares") to key employees or officers of the Company and its subsidiaries upon the exercise of options and upon incentive grants pursuant to the Stock Option Plan. On July 1 of each year, the number of Shares available for grant shall automatically increase by one percent (1%) of the Shares outstanding on such date, provided that the number of Shares available for grant shall never exceed 12.5% of the Shares outstanding. On September 23, 1994, the Company granted 137,250 options to officers and key employees of the Company. Of the options granted, 104,250 options have an exercise price of $13.78, the market price of Parkway shares on the date of grant. The remaining 33,000 options are "premium" options and have an exercise price of $18.33 per share, which was 133% of the market price of the shares on the date of grant. The options issued under the 1994 Stock Option Plan vest over a two-year period, except that the committee of Directors who administer the plan has agreed that 22,500 options granted to two officers vested completely upon their termination of employment with the Company in connection with the termination of the expense-sharing agreement discussed above. At December 31, 1995, no shares are available for grant under the 1994 Stock Option Plan.

    Stock option activity for the periods presented prior to December 31, 1995 was as follows:

                      Number      Option Price    Total Option
                    of Shares      Per Shares         Price
                    ---------   ---------------   ------------
Outstanding at
  June 30, 1993       64,597                        $  343,447
  Exercised             (600)       $ 5.625             (3,375)
  Relinquish            (300)       $ 5.625             (1,687)
  Granted                  -                                 -
                    --------                      ------------
Outstanding at
  June 30, 1994       63,697                           338,385
  Exercised          (63,697)                         (338,385)
  Granted            104,250        $13.78           1,436,565
  Granted             33,000        $18.33             604,890
                    --------                      ------------
Outstanding at
  Dec. 31, 1994      137,250                         2,041,455
  Relinquish          (4,000)       $13.78             (55,125)
  Exercised           (7,742)       $13.78            (106,694)
  Granted              2,500        $19.00              47,500
  Granted             34,173        $20.00             683,460
                    --------        ------        ------------
                     162,181                      $  2,610,596
                    ========                      ============

      The 1994 Stock Option Plan does not carry stock appreciation rights or incentive compensation units. The compensation expense applicable to the stock appreciation rights plan totalled $102,000 for the six months ended December 31, 1994 and $135,000 for the year ended June 30, 1994. Incentive compensation expense applicable to the incentive compensation units totalled $69,000 for the six months ended December 31, 1994 and $21,000 for the year ended June 30, 1994.

    Also approved at the fiscal 1994 Annual Shareholders Meeting was the 1991 Directors Stock Option Plan, as amended. Under this plan, options for up to 100,000 shares may be granted to "non-employee directors". As of December 31, 1995, options have been granted at an option price ranging from $6.00 per share to $15.50 per share, the market values at date of grant. The total option price at December 31, 1995 of these options was $705,000. The 1991 Directors Stock Option Plan, as amended does not carry stock appreciation rights or incentive compensation units and options are exercisable in full on the date of grant. At December 31, 1995, there were 24,500 options available for grant under the 1991 Directors Stock Option Plan, as amended.

NOTE K - Litigation

    The Company is not presently engaged in any litigation other than ordinary routine litigation incidental to its business.
Management believes such litigation will not materially affect the financial position, operations or liquidity of the Company.

NOTE L - Supplemental Cash Flow Information

                                  12 Months  6 Months   12 Months
                                    Ended      Ended      Ended
                                  12/31/95   12/31/94   06/30/94
                                  ---------  ---------  ---------
                                           (In thousands)
Loans to facilitate sales
  of real estate.................  $   410    $   304   $   420
Loan foreclosures added
  to real estate held for
  sale...........................       31         31         -
Loan foreclosures added
  to operating real
  estate.........................      412         71         -
Interest paid....................    2,341      1,204      2,441
Income taxes paid................       77          -          1

NOTE M - Subsequent Events

      On February 15, 1996, the Company received funding on a $4,800,000 non-recourse, 15-year, fully amortizing loan from a life insurance company on the IBM Building. The loan has a fixed interest rate of 7.70%.

    On March 7, 1996, the Company purchased the One Park 10 Plaza
Building in Houston, Texas from an insurance company for $6,700,000. One Park 10 Plaza is an eight-story office building with 609 parking spaces and is 89% leased at March 15, 1996.

NOTE N - Fair Values of Financial Instruments

      The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents:

      The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Real estate securities:

      The carrying amount reported in the balance sheet for real estate securities are based on quoted market prices.

Mortgage loans:

      The fair values for mortgage loans are estimated based on net realizable value and discounted cash flow analyses, using interest rates currently being offered loans with similar terms to borrowers of similar credit quality.

Notes payable to banks and mortgage notes payable without recourse:

      The carrying amounts of the Company's notes payable to banks approximate fair value. The fair values of the Company's long-term debt are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

      The carrying amounts and fair values of the Company's financial instruments at December 31, 1995 are as follows (in thousands):

                                      Carrying Amount    Fair Value
                                      ---------------    ----------

     Real estate related investments:
       Real estate securities              $ 2,866         $ 2,866
       Mortgage loans                       11,161          21,049
       Cash and cash equivalents             6,044           6,044
       Mortgage notes payable
         without recourse                   29,336          29,336
       Mortgage notes payable
         on wrap mortgages                   5,368           5,181

Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

      None.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control
Persons, Compliance with Section 16(a) of the Exchange Act

      The Registrant's definitive proxy statement which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of Registrant's fiscal year is incorporated herein by reference.

Item 10.  Executive Compensation

      The Registrant's definitive proxy statement which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of Registrant's fiscal year is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and
Management

    The Registrant's definitive proxy statement which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of Registrant's fiscal year is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

    The Registrant's definitive proxy statement which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of Registrant's fiscal year is incorporated herein by reference.

Item 13.  Exhibits and Reports on Form 8-K

(a)Exhibits required by Item 601 of Regulation S-B:
   (3)(a)Articles of Incorporation (incorporated by reference to Exhibit 6.1 of Amendment No. 1 to the Registrant's Form S-14 (No. 2-69138) filed on November 6, 1980).
      (b)Amendment to the Articles of Incorporation (incorporated by reference to Exhibit A of the Registrant's Proxy Statement dated November 3, 1987).
      (c)Bylaws (incorporated by reference to Exhibit 6.2 of Amendment No. 1 to the Registrant's Form S-14 (No. 2-69138) filed on November 6, 1980).
      (d)Amendment to Bylaws, dated December 4, 1986 (incorporated by reference to Exhibit (3)(c) on the Registrant's 1987 Annual Report on Form 10-K).
      (e)Amendment to Bylaws, dated December 4, 1987 incorporated by reference to Exhibit (3)(e) on the Registrant's 1988 Annual Report on Form 10-K).
  (10)(a)Amendment and Restatement of Expense-sharing Agreement among Congress Street Properties, Inc., Eastover Corporation, EastGroup Properties and Registrant dated as of September 1, 1990, (incorporated by reference to the Registrant's 1990 Form 10-K).
      (b)Registrant's 1994 Stock Option Plan (incorporated by reference to Registrant's Proxy Statement dated November 8, 1994).
      (c)Registrant's 1991 Directors Stock Option Plan, as amended (incorporated by reference to the Registrant's proxy statement dated November 8, 1994).
      (d)Agreement and Plan of Merger among Parkway, Parkway Acquisition Corp. and EB dated as of October 28, 1994 (as amended by the First Amendment to the Agreement and Plan of Merger dated January 26, 1995), incorporated by reference to Appendix B of the Joint Proxy Statement/Prospectus filed with the Registration Statement on Form S-4 of The Parkway Company (No. 33-85950).
          Parkway agrees to furnish supplementally to the Commission upon request a copy of any omitted schedule or exhibit to the Merger Agreement.
  (11)Statement re: Computation of earnings per share, filed herewith.
  (21)Subsidiaries of the small business issuer, filed herewith.
  (23)(a)Consent of Ernst & Young LLP, filed herewith.
      (b)Report of KPMG Peat Marwick LLP, filed herewith.
      (c)Consent of KPMG Peat Marwick LLP, filed herewith.
      (d)Report of Deloitte & Touche LLP, filed herewith.
      (e)Consent of Deloitte & Touche LLP, filed herewith.
  (24)Powers of attorney, filed herewith.
  (27)Financial Data Schedule
  (28)Agreement of Registrant to furnish the Commission with copies of instruments defining the rights of holders of long-term debt (incorporated by reference to Exhibit 28E of the Registrant's Form S-4 (No. 33-2960) filed with the Commission on February 3, 1986).
  (99)The Company Shareholder Rights Plan dated September 7, 1995 (incorporated by reference to the Registrant's Form 8-A filed September 8, 1995).
 (b)Reports on Form 8-K.
   (1)Filed October 13, 1995
      Amendment to Form 8-K filed August 14, 1995 reporting
      "Item 7. Financial Statements and Exhibits".
   (2)Filed October 16, 1995
      Reporting the October 2, 1995 purchase of the IBM Building from ICMPI (Jackson), Inc., a wholly owned subsidiary of Bedford Property Investors, Inc., for $6,500,000.
   (3)Filed December 15, 1995
      Amendment to Form 8-K filed October 2, 1995 reporting
      "Item 7. Financial Statements and Exhibits".

                                 SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE PARKWAY COMPANY
                                            Registrant


                                       /s/ Leland R. Speed
                                       Leland R. Speed
                                       Chief Executive Officer
                                       March 29, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

*/s/ Sarah P. Clark                  */s/ Sarah P. Clark
H. C. Bailey, Jr., Director          Sidney W. Lassen, Director
March 29, 1996                       March 29, 1996

                                     */s/ Sarah P. Clark
George R. Farish, Director           Joe F. Lynch, Director
March 29, 1996                       March 29, 1996

*/s/ Sarah P. Clark                  /s/ Leland R. Speed
B. Pat Green, Director               Leland R. Speed, Director
March 29, 1996                       March 29, 1996

*/s/ Sarah P. Clark                  /s/ Steven G. Rogers
C. Herbert Magruder, M.D., Director  Steven G. Rogers, President
March 29, 1996                       March 29, 1996

*/s/ Sarah P. Clark                  /s/ Sarah P. Clark
W. Lincoln Mossop, Jr., Director     Sarah P. Clark, Vice-President
March 29, 1996                       Chief Financial Officer
                                     and Secretary
*/s/ Saran P. Clark                  March 29, 1996
Daniel C. Arnold, Director
March 29, 1996                       /s/ Regina P. Shows
                                     Regina P. Shows, Controller
*/s/ Sarah P. Clark                  Principal Accounting Officer
Roger P. Friou, Director             March 29, 1996
March 29, 1996





*/s/ Sarah P. Clark
BY:  Sarah P. Clark, Atty-in-Fact