Form 10KSB/A
period 1995-12-31
PARKWAY CO
filed 1996-04-25
CIK 729237

                                 ---------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                  FORM 10-KSB/A

                            AMENDMENT TO FORM 10-KSB
                                FILED PURSUANT TO
                       THE SECURITIES EXCHANGE ACT OF 1934

                               THE PARKWAY COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                                 AMENDMENT NO. 1

                  The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-KSB for the year ended December 31, 1995 as set forth in the pages attached hereto:

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Item 10. Executive Compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Item 12. Certain Relationships and Related Transactions.

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:            April 25, 1996

                                              THE PARKWAY COMPANY



                                              By /s/Sarah P. Clark
                                                 -------------------------------
                                                 Sarah P. Clark
                                                 Vice President, Chief Financial
                                                 Officer and Secretary

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


BOARD OF DIRECTORS
- ------------------

                  The table below sets forth certain information regarding the current members of the Board of Directors of The Parkway Company (the "Company").

Name, Position and                             Principal Occupation and Business
Tenure with the Company             Age        Experience for Past Five Years (1)
- -----------------------             ---        ----------------------------------
Daniel C. Arnold                    66         Private Investor; Director of Farm & Home Financial
  Director since 1994                          Corporation from 1989 to 1994 and its Chairman of the Board,
                                               President and Chief Executive Officer from 1989 to 1991.

H.C. Bailey, Jr.                    56         President of H.C. Bailey Company (real estate development
  Director since 1988                          and investment); Chairman of the Board and President of
                                               Security Savings & Loan Association(2) until 1992; President of Bailey Mortgage Company (mortgage banking) until 1992.



George R. Farish                   43          Chief Executive Officer of Houston Savings Association.
  Director since 1981


Roger P. Friou                     61          President and Vice Chairman of Jitney Jungle Stores of
  Director since 1995                          America, Inc. (a retail supermarket chain).


B. Pat Green, Jr.                  63          Chairman of Green Oil Company, Inc. (a retail chain of
  Director since 1981                          gasoline stations and car washes); sole proprietor of Green
                                               Investment Company (real estate development).


Sidney W. Lassen                   61          Chairman and Chief Executive Officer of Sizeler Property
  Director since 1993                          Investors, Inc. (a real estate investment trust); Chief
                                               Executive Officer of Sizeler Realty Co., Inc. (a real estate company).


Name, Position and                             Principal Occupation and Business
Tenure with the Company             Age        Experience for Past Five Years (1)
- -----------------------             ---        ----------------------------------


Joe F. Lynch                        63         Consultant to the Company since 1994; Chairman of the Board
  Director since 1994                          and Chief Executive Officer of First Continental Corporation
                                               (a real estate company) since 1994; Chairman of the Board
                                               and Chief Executive Officer of First Continental Real Estate
                                               Investment Trust from 1989 to 1994; Vice Chairman of the
                                               Board of Farm & Home Financial Corporation and of Farm &
                                               Home Savings Association from 1991 to 1994.


C. Herbert Magruder                 63         Physician and a partner in the medical firm of Carolina
  Director since 1988                          Pathology Associates.


W. Lincoln Mossop, Jr.              61         General partner, President and Chief Executive Officer of
  Director since 1986                          Barrett & Co. (securities brokers and dealers and a member firm of the Boston Stock Exchange, Inc.).


Leland R. Speed                     63         Chief executive officer of EastGroup Properties and the
  Chairman and Director                        Company; Chief Executive Officer of LNH REIT, Inc. since
  since 1978, Chief                            1992; Chief Executive Officer of Congress Street Properties,
  Executive Officer                            Inc., Eastover Corporation and Rockwood National Corporation
  since 1980                                   until 1994 and EB, Inc. until 1995.(3)


- --------------------

(1) Unless otherwise stated, each nominee has held the position indicated for at least the past five years.

(2) Security Savings & Loan Association was placed in conservatorship by the Resolution Trust Corporation in 1992.

(3) Each of these companies is primarily engaged in the real estate business. See "Item 12. Certain Relationships and Related
     Transactions--Expense-Sharing Arrangements."


OTHER DIRECTORSHIPS AND TRUSTEESHIPS

                  Members of the Board of Directors serve on the Boards of Directors or the Boards of Trustees of the following publicly held companies:

       Name                                               Company
       ----                                               -------
Daniel C. Arnold                                     U.S. Physical Therapy Inc.

H.C. Bailey, Jr.                                     EastGroup Properties
                                                     LNH REIT, Inc.

George R. Farish                                     LNH REIT, Inc.

Sidney W. Lassen                                     Hibernia Corporation
                                                     Sizeler Property Investors, Inc.

W. Lincoln Mossop, Jr.                               Boston Stock Exchange, Inc.
                                                     Citizens Growth Properties

Leland R. Speed                                      EastGroup Properties
                                                     Farm Fish, Inc.
                                                     First Mississippi Corporation
                                                     KLLM Transport Services, Inc.
                                                     LNH REIT, Inc.


EXECUTIVE OFFICERS
- ------------------

                  The following is a list of the Company's executive officers:

Name, Position and                                   Principal Occupation and Business
Tenure with the Company(1)           Age             Experience for Past Five Years(2)
- --------------------------           ---             ---------------------------------
Leland R. Speed                      63              See table under "Board of Directors."
  Chief Executive Officer
  since 1980

Steven G. Rogers                     41              President and Chief Operating Officer of the Company since
  President and Chief                                1993 and Senior Vice President of the Company from 1988 to
  Operating Officer                                  1993; Senior Vice President of LNH REIT, Inc. since 1992;
  since 1993                                         Senior Vice President of Congress Street Properties, Inc.,
                                                     Eastover Corporation, EastGroup Properties and Rockwood
                                                     National Corporation until 1994 and EB, Inc. until 1995.(3)

Sarah P. Clark                       36              Vice President of the Company since 1992, Chief Financial
  Vice President, Chief                              Officer and Secretary of the Company since 1994; Vice
  Financial Officer and                              President and Assistant Secretary of Congress Street
  Secretary                                          Properties, Inc., Eastover Corporation, EastGroup Properties
                                                     and Rockwood National Corporation from 1992 to 1994 and of
                                                     EB, Inc. from 1992 to 1995; Vice President of LNH REIT, Inc.
                                                     since 1992; Controller of Eastover Corporation from 1986 to
                                                     1992 and EastGroup Properties from 1990 to 1992.(3)

- -------------------

(1) There are no family relationships between any of the directors or executive officers of the Company.

(2) Unless otherwise stated, each person has held the position indicated for at least the past five years.

(3) Each of these companies is primarily engaged in the real estate business. See "Item 12. Certain Relationships and Related
     Transactions--Expense-Sharing Arrangements."

SECTION 16 COMPLIANCE
- ---------------------

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that directors, officers and more than 10 percent shareholders of the Company file reports with the Securities and Exchange Commission within the first 10 days of the month following any purchase or sale of shares of common stock, $1.00 par value per share, of the Company ("Shares"). One director of the Company, George R. Farish, was late in filing a report under Section 16(a) with respect to a transaction in which he disposed of Shares.


ITEM 10.  EXECUTIVE COMPENSATION.

         The following table summarizes, for the fiscal years ended December 31, 1995, 1994 and 1993 the amount of the compensation paid by the Company to its Chief Executive Officer and all other executive officers whose cash compensation during the year ended December 31, 1995 exceeded $100,000 (the "Named Officers").


                                                                     --------------------------------

                                                                                Long Term
                                                                           Compensation Awards
                                     Annual Compensation (1)(2)
                               ----------------------------------------------------------------------
                                                                                           LTIP
   Name and Principal                                  Other Annual                       Payouts      All Other
        Position         Year    Salary      Bonus     Compensation  Options/SARs (5)      $ (6)     Compensation (7)
       ----------        ----    -------     ------    ------------- ----------------     -------    ----------------
Leland R. Speed          1995  $130,000(3)  $ 68,250        --              6,125         $     0         $ 6,930
 Chief Executive Officer 1994  $ 58,673     $  7,379        --             15,000         $21,220         $ 1,581
                         1993  $ 66,927       --            --               --           $ 4,145         $ 3,867


Steven G. Rogers         1995  $145,000     $118,322(4)     --              4,594         $     0         $13,860
 President and Chief     1994  $ 30,761     $  5,985        --             45,000         $16,977         $ 1,581
 Operating Officer       1993  $ 36,786     $  8,870        --               --           $ 3,317         $ 2,912


Sarah P. Clark           1995  $ 72,600    $ 32,156         --              3,829         $     0         $ 8,148
 Vice President,         1994  $ 15,607    $  2,527         --              8,000         $ 1,268         $ 1,054
 Chief Financial Officer 1993  $ 16,229    $      0         --                --          $    61         $   838
 and Secretary

- -------------------------

(1) Until December 31, 1994, the executive officers of the Company were paid by Congress Street Properties, Inc. ("Congress Street") and those costs were then allocated among the Expense-Sharing Participants (described below) in accordance with the expense- sharing arrangements. See "Item 12. Certain Relationships and Related Transactions-- Expense-Sharing Arrangements."

(2) For 1994 and 1993, all amounts are the Company's share of the particular Named Officer's compensation as allocated under the expense-sharing arrangement. See "Item 12. Certain Relationships and Related
     Transactions--Expense-Sharing Arrangements."

(3) Mr. Speed's salary is paid one-half by the Company and one-half by EastGroup Properties, of which he is also Chief Executive Officer. See "Item 12. Certain Relationships and Related Transactions--Expense-Sharing Arrangements." This amount is the Company's share of Mr. Speed's compensation.

(4) Includes $57,072 paid pursuant to Mr. Rogers' agreement with Eastover Realty Corporation. See "Item 12. Certain Relationships and Related Transactions--Expense- Sharing Arrangements--Eastover Realty Corporation."

(5) The options granted in 1994 were granted on September 23, 1994 under the Company's 1994 Stock Option Plan and the options granted in 1995 were granted on December 7, 1995 under the Company's 1994 Stock Option Plan. The 1994 and 1995 options vest one-half on the first anniversary date of grant and one-half on the second anniversary date of grant.

(6) These payments were made under Incentive Compensation Units granted under the Company's 1991 Incentive Plan (the "Incentive Plan"). The amount for 1994 includes a payment made in December 1994 in consideration of the officer agreeing to cancel the remaining term of the option which payment was made in Shares. An Incentive Compensation Unit was a right to receive an amount equal to the dividend paid on a specified number of Shares during a five year period beginning on the date of the grant of the unit. The amount payable with respect to an Incentive Compensation Unit was credited to an account for the holder of such unit. The grantee of the Incentive Compensation Unit was entitled to a cash payment of 20% of the amount in the account of the first anniversary date of its grant, 40% on the second anniversary date, 60% on the third anniversary date, 80% on the fourth anniversary date and 100% on the fifth anniversary date.

(7) For 1995, this is the Company's contribution to its 401(k) Plan for the Named Officer's benefit and for 1993 and 1994 this amount is the Company's share of Congress Street's discretionary contribution to a 401(k) plan for the respective Named Officer's benefit.

         Option Grants. The following table gives information with respect to options granted to the Named Officers during the year ended December 31, 1995. The "Potential Realizable Value" columns assume that the price of Shares will appreciate at annual rates of 5% and 10%, respectively, during the term of the options. The price of Shares on the date of grant was $20.00. There can be no assurance that such appreciation will take place.


                                                                                                               Potential Realizable
                                                                                                                 Value at Assumed
                                                                                                                  Annual Rates of
                                                                                                                    Stock Price
                                                                                                                 Appreciation for
                                              Individual Grants                                                     Option Term
             ------------------------------------------------------------------------------------                   -----------




              (a)                       (b)                (c)               (d)              (e)               (f)          (g)


                                     Number of
                                     Securities
                                     Underlying        % of Total
                                      Options/        Options/SARs         Exercise
                                        SARs           Granted to          or Base
                                      Granted           Employees           Price          Expiration
              Name                      (#)          in Fiscal Year         ($/Sh)            Date             5%($)       10%($)
              ----                     -----         --------------        --------          ------            -----       ------


Leland R. Speed                       6,125(1)            16.7%             $20.00          12/07/05           $77,175    $194,775



Steven G. Rogers                      4,594(1)            12.5%             $20.00          12/07/05          $57,884     $146,089



Sarah P. Clark                        3,829(1)            10.4%             $20.00          12/07/05          $48,245     $121,762



- -------------------

(1) These options were granted on December 7, 1995. They become exercisable one-half on the first anniversary of the date of grant and one-half on the second anniversary of the date of grant.


     Option Exercises and Year End Values. Mr. Speed and Ms. Clark did not exercise any options during 1995. The following table shows the value realized by Mr. Rogers upon the exercise of options, and the year end value of unexercised in-the-money options held by the Named Officers. Year end values are based upon the closing price of Shares on the NASDAQ National Market System on December 29, 1995 ($19.125).

             Aggregated Options/SAR Exercises with Last Fiscal Year
                          and FY-End Option/SAR Values


                                                                                                                 Value of
                                          Shares              Value           Number of Unexercised      Unexercised In-The-Money
            Name                   Acquired on Exercise      Realized         Options at FY-End (#)        Options at FY-End($)
            ----                   --------------------      --------         ---------------------        --------------------


                                                                           Exercisable/Unexercisable(1) Exercisable/Unexercisable
                                                                           ---------------------------- -------------------------


Leland R. Speed                             0                  $ 0                 7,500/13,625              $26,435/$26,435
  Chief Executive Officer





Steven G. Rogers                          7,672               $45,792             14,828/27,094              $55,758/$79,305
  President and Chief
  Operating Officer


Sarah P. Clark                              0                  $ 0                 4,000/7,829               $21,375/$21,375
  Vice President,
  Chief Financial Officer
  and Secretary

- --------------------

(1) These represent certain options granted to the Named Officer on September 23, 1994 and December 7, 1995 under the 1994 Stock Option Plan.

         Directors' Fees. Under the Company's standard compensation arrangement with directors (other than Mr. Speed, who is a salaried officer), directors are paid a monthly stipend of $500, plus $1,000 and reimbursement of expenses for each meeting of the Board of Directors and $750 and reimbursement of expenses for each meeting of a committee established by the Board of Directors.

         Directors Plan. The Company's 1991 Directors Stock Option Plan (the "Directors Plan") authorizes the issuance of options for up to 100,000 Shares to directors of the Company who are not, and have not been for at least one year prior to the date of determination, employees of the Company ("Non-Employee Directors"). Under the Directors Plan, each Non-Employee Director of the Company on September 13, 1991 was automatically granted an option to purchase 5,000 Shares. Each person who first becomes a Non-Employee Director after September 13, 1991 will automatically be granted an option to purchase 5,000 Shares on the date the person becomes a Non-Employee Director, if such Shares are available. Each Non-Employee Director will also be granted an option to purchase an additional 1,500 Shares on the date of any annual meeting at which such NonEmployee Director is reelected to the Board. The option exercise price is the closing price of a Share if the Shares are listed on an exchange or the average between the bid and the asked price for that date if the Shares are traded over-the-counter (or, if no Shares were publicly traded on that date, the next preceding date that such Shares were so traded). Such options are exercisable in full on the date of grant and expire ten years after the date of grant or, if earlier, six months after the termination of the optionee's service as a Non-Employee Director, unless such service is terminated by reason of death, in which case the optionee's legal representative shall have one year in which to exercise the option.

         Two directors exercised options under the Directors Plan in 1995. On July 7, 1995, Mr. Farish exercised an option to purchase 5,000 Shares at an exercise price of $15.625. On November 27, 1995, Mr. Friou exercised an option to purchase 4,000 Shares at an exercise price of $19.75.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Security Ownership of Certain Beneficial Owners. To the best of the Company's knowledge, no person or group (as those terms are used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) beneficially owned, as of March 31, 1996, more than five percent of the Shares outstanding except as set forth in the following table.

                                                                                    Amount
Name and Address                                                                 Beneficially                   Percent
of Beneficial Owner                                                                  Owned                     of Class
- -------------------                                                                  -----                     --------

Leland R. Speed and certain family members                                        167,467 (1)                    8.31%
300 One Jackson Place
188 East Capitol Street
Jackson, Mississippi   39201-2195

John D. Weil(2)                                                                   167,200                        8.33%
509 Olive Street, Suite 705
St. Louis, Missouri   63101

- -----------------

(1) Includes (i) 25,246 Shares owned by Mr. Speed's son Stewart; (ii) 15,058 Shares owned by Mr. Speed's son Forrest; (iii) 7,036 Shares owned by Mr. Speed's son Warren; and (iv) 14,105 Shares owned by Mr. Speed's wife, as to all of which Mr. Speed disclaims beneficial ownership. Also includes 7,500 Shares Mr. Speed has the right to acquire pursuant to options granted under the 1994 Stock Option Plan.

(2) Based upon an amended Statement on Schedule 13D filed with the Securities and Exchange Commission ("SEC").



                  Security Ownership of Management. The following table sets forth the Shares beneficially owned, as of January 4, 1996 by each director and executive officer of the Company. Unless otherwise stated, each person has sole voting and investment power with respect to the Shares set forth in the table.


                                                              AMOUNT
                                                           BENEFICIALLY                            PERCENT
                    NAME                                       OWNED                               OF CLASS
                    ----                                       -----                               --------
Daniel C. Arnold                                             22,035 (1)                             1.09%


H. C. Bailey, Jr.                                            42,107 (1)                             2.09


George R. Farish                                             12,401 (2)                             0.62


Roger P. Friou                                                9,801 (3)                             0.49


B. Pat Green, Jr.                                            18,100 (1)                             0.90


Sidney W. Lassen                                             13,872 (1)                             0.69


C. Herbert Magruder                                          37,076 (1)(4)                          1.84


W. Lincoln Mossop, Jr.                                       13,936 (1)                             0.69


Joe F. Lynch                                                 39,578 (1)                             1.96


Leland R. Speed                                             167,467 (5)                             8.31


Steven G. Rogers                                             57,828 (6)                             2.86


Sarah P. Clark                                                4,600 (7)                             0.23


Directors and officers as a group                           487,349                                23.26

- ----------------------


(1) Includes 8,000 Shares the indicated person has the right to acquire under the 1991 Directors Stock Option Plan.

(2) Includes 3,000 Shares Mr. Farish has the right to acquire under the 1991 Directors Stock Option Plan.


(3) Includes 2,500 Shares Mr. Friou has the right to acquire under the 1991 Directors Stock Option Plan.

(4) Includes (i) 300 Shares beneficially owned by Dr. Magruder's wife, as to which he disclaims beneficial ownership and (ii) 1,642 Shares he holds as trustee.

(5)  See Note (1) under "Security Ownership of Certain Beneficial Owners" above.

(6) Includes (i) 4,000 Shares beneficially owned by Mr. Rogers' wife and (ii) 14,828 Shares Mr. Rogers has the option to purchase under the 1994 Stock Option Plan.

(7) Includes 4,000 Shares Ms. Clark has the option to purchase under the 1994 Stock Option Plan.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


EXPENSE-SHARING ARRANGEMENTS
- ----------------------------

        Description of Arrangements. Until December 31, 1994, the Company had an expense-sharing agreement with Congress Street, EastGroup Properties ("EastGroup") and Eastover Corporation ("Eastover") (which are more fully described below) pursuant to which the participants shared administrative offices at the same location in Jackson, Mississippi and common officers and other personnel, subject to the authority of the board of each member company to elect or appoint and remove its officers in accordance with its certificate of incorporation, declaration of trust or other charter documents and applicable law. EB, Inc. ("EB") had a separate administrative agreement with Congress Street which allowed EB to participate in the expense-sharing arrangement on the same basis as the companies which were parties to the expense-sharing agreement. LNH REIT, Inc. ("LNH") had a separate administration agreement with Congress Street (and later EastGroup) which terminated effective March 31, 1995. Under this arrangement, the participants shared the cost of the common officers and other employees and of shared facilities and activities. These common costs were initially paid by Congress Street, which served as the administrator of the arrangement, and the other participants paid Congress Street an annual fee (on a monthly basis) of one-half of one percent of their assets which were publicly-traded securities, and Congress Street was paid a fixed annual fee in equal monthly installments by LNH. After these fees and any profits of Eastover Realty Corporation (see "Eastover Realty Corporation" below) were subtracted from total common costs, the remaining common costs were allocated on a monthly basis among EastGroup, the Company, Congress Street, Eastover and EB (collectively, the "Expense-Sharing Participants") in proportion to their assets other than publicly-traded securities, based on their balance sheets as contained in their most recent SEC filings. Certain costs which the common officers believed to be particularly attributable to each member company were not shared. These non-allocable costs included but were not limited to directors' and trustees' fees, legal, audit and stock transfer expenses, stationery and items of similar nature. Since the allocation formula was not based upon actual costs incurred by each member company, the allocation may have, from time to time, resulted in a greater or lesser charge to each member company than would have resulted if actual costs to each member company were allocated.

        In connection with the business combinations involving the Expense-Sharing Participants (i.e., Congress Street merged with a wholly-owned subsidiary of the Company on November 29, 1994, EB combined with the Company on April 27, 1995 and Eastover combined with EastGroup on December 22, 1994), the above described expense-sharing arrangements terminated on December 31, 1994, except that EastGroup had the responsibility for managing LNH under the prior administration agreement between LNH and Congress Street. Since that date, the Company and EastGroup each have their own respective officers and employees, who do not serve as officers or employees of the other company, except for Leland R. Speed, who continues to serve as the Chief Executive Officer of both companies, and a small number of clerical and support staff employees. The officers of EastGroup also continue to serve as officers of LNH; in addition, the President of the Company, Steven G. Rogers, and the Vice President, Chief Financial Officer and Secretary of the Company, Sarah P. Clark, continue to serve as officers of LNH. David H. Hoster II and N. Keith McKey, who formerly served as officers of all the Expense-Sharing Participants, now serve as officers of EastGroup and LNH and not the Company. EastGroup, LNH and the Company continue to share the same leased office space at One Jackson Place in Jackson, Mississippi and share the services of Mr. Speed and certain clerical and support staff employees and expenses related thereto are shared among the Company and EastGroup (except for certain costs which can be attributed to either company based on its actual use of the services involved).

        Cost Sharing Arrangement with EastGroup. EastGroup and the Company continue to share the same leased office space at One Jackson Place in Jackson, Mississippi. EastGroup and the Company share the rent with respect to their shared office space based upon the number of employees each has in such office space divided by the total number of employees of both companies using the office space. In addition, EastGroup and the Company share the services of Mr. Speed and a limited number of clerical and support staff employees and expenses related thereto are shared equally between EastGroup and the Company. The Company and EastGroup also share the expenses of certain office supplies and equipment, and EastGroup reimburses the Company for the services of certain employees of the Company who perform services for EastGroup on an as requested basis. During the year ended December 31, 1995, EastGroup paid the Company $387,000 under this cost-sharing arrangement.

        Eastover Realty Corporation. Eastover Realty Corporation ("Eastover Realty"), currently an indirectly wholly-owned subsidiary of the Company and prior to November 29, 1994, a wholly-owned subsidiary of Congress Street, manages several commercial and multi-family residential properties, for which it receives management fees. Eastover Realty also performs leasing and brokerage services on a commission basis. Pursuant to an understanding among the Expense-Sharing Participants, any income derived from Eastover Realty was used to offset common costs under the expense-sharing arrangements. In connection with the termination of the expense-sharing arrangements and the combinations of various of the Expense-Sharing Participants, the sharing of Eastover Realty's income has been terminated, so that the Company, as a result of its business combination with Congress Street, receives all of that income (or loss). Until January 1, 1996, Mr. Rogers had an agreement with Eastover Realty pursuant to which he was paid 15% of the profits of Eastover Realty. This payment was in addition to his annual salary and the amount paid for 1995 is included in the bonus column of the compensation table above. See "Item 10. Executive Compensation."