Form 10QSB
period 1996-03-31
PARKWAY CO
filed 1996-05-14
CIK 729237

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                       ---------------------------------

                                  FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                      -----------------------------------

                   For Quarterly Period Ended March 31, 1996
                        Commission File Number 0-12505

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

  3,016,962 shares of common stock, $1.00 par value, were outstanding at May 9, 1996.

                             THE PARKWAY COMPANY

                                  FORM 10-QSB

                               TABLE OF CONTENTS
                     FOR THE QUARTER ENDED MARCH 31, 1996

             -----------------------------------------------------
                                                                         Pages
                                                                         -----

                         Part I. Financial Information

Item 1.     Financial Statements

   Consolidated balance sheet, March 31, 1996 and
     December 31, 1995                                                       3

   Consolidated statements of income for the three months
     ended March 31, 1996 and 1995                                           4

   Consolidated statements of cash flows for the three
     months ended March 31, 1996 and 1995                                    5

   Consolidated statements of shareholders' equity for the
     three months ended March 31, 1996 and 1995                              7

   Notes to consolidated financial statements
                                                                             8


Item 2.     Management's discussion and analysis of
            financial condition and results of operations
                                                                            10


                          Part II.  Other Information


Item 6.     Exhibits and Reports on Form 8-K
                                                                            16


                                  Signatures


Authorized signatures
                                                                            16







                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                            March 31    December 31
                                              1996       1995
                                           ----------   -----------
 Assets
 Real estate related investments
   Office buildings....................... $ 66,431     $ 59,406
   Accumulated depreciation...............   (7,526)      (7,122)
                                           --------     --------
                                             58,905       52,284
   Real estate held for sale
     Land.................................    8,386        8,441
     Operating properties.................    4,773        3,990
   Mortgage loans.........................   11,511       11,161
   Real estate securities.................    1,993        2,866
   Real estate partnerships and
     corporate joint venture..............      672          685
                                           --------     --------
                                             86,240       79,427
 Interest and rents receivable and other
   assets.................................    2,559        2,572
 Cash and cash equivalents................    4,245        6,044
                                           --------     --------
                                           $ 93,044     $ 88,043
                                           ========     ========

 Liabilities
 Mortgage notes payable without recourse.. $ 33,884     $ 29,336
 Mortgage notes payable on wrap mortgages.    4,602        5,368
 Accounts payable and other liabilities...    4,444        3,834
 Deferred gain............................      292          294
                                           --------     --------
                                             43,222       38,832
                                           --------     --------
 Shareholders' Equity
 Common stock, $1.00 par value, 10,000,000
   shares authorized, 3,016,512 and
   3,011,487 shares issued in 1996
   and 1995, respectively.................    3,017        2,008
 Additional paid-in capital...............   31,920       32,882
 Retained earnings........................   14,175       13,729
                                           --------     --------
                                             49,112       48,619
 Unrealized gain on securities............      710          592
                                           --------     --------
                                             49,822       49,211
                                           --------     --------
                                           $ 93,044     $ 88,043
                                           ========     ========


- ------------------------------------------------------------------
                See notes to consolidated financial statements.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                            Three Months Ended
                                                 March 31
                                           --------------------
                                             1996        1995
                                           --------    --------
                                              (In thousands,
                                           except per share data)

Revenues
Income from real estate properties........ $  3,475    $  1,783
Management company income.................      279         235
Interest on mortgage loans................      564         152
Equity in earnings (losses):
  Real estate companies...................        -         135
  Real estate partnerships and
    corporate joint venture...............        4          17
Loss on securities........................     (190)        (24)
Interest on investments...................       99           2
Deferred gains and other income...........       47          55
Dividend income...........................       66          51
Gain on real estate and mortgage loans....      193         123
                                           --------    --------
                                              4,537       2,529
                                           --------    --------

Expenses
Real estate owned:
  Operating expense.......................    1,677         977
  Interest expense........................      655         544
  Depreciation and amortization...........      418         274
  Minority interest.......................      (28)        (37)
Interest expense:
  Notes payable to banks..................        -          85
  Notes payable on wrap mortgages.........      120           -
Management company expenses...............      239         170
Other expenses............................      669         443
                                           --------    --------
                                              3,750       2,456
                                           --------    --------
Net income................................ $    787    $     73
                                           ========    ========

Net income per share...................... $    .26    $    .03
                                           ========    ========

Weighted average shares outstanding.......    3,012       2,345
                                           ========    ========



- ------------------------------------------------------------------
                See notes to consolidated financial statements.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                            Three Months Ended
                                                 March 31
                                           ---------------------
                                             1996         1995
                                           --------     --------
                                               (In thousands)
Operating Activities
 Net income............................... $    787     $     73
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Equity in earnings.....................       (4)        (152)
   Distributions from operations of
     real estate partnership and
     corporate joint venture..............       17           13
   Depreciation and amortization..........      418          274
   Amortization of discounts, deferred
     gains and other......................      (19)         (77)
   (Gain) loss on real estate and
      mortgage loans......................     (193)        (123)
   Loss on securities.....................      190           24
   Minority interest depreciation.........      (50)         (52)
   Changes in operating assets and
     liabilities:
     Decrease (increase) in
       receivables........................       12          387
     Increase in accounts payable and
       accrued expenses...................      607         (734)
                                           --------     --------
   Cash provided by (used in) operating
     activities...........................    1,765         (367)
                                           --------     --------

Investing Activities
 Payments received on mortgage loans......      218          155
 Purchases of mortgage loans..............     (600)           -
 Purchase of real estate properties.......   (7,393)           -
 Proceeds from sale of real estate
   owned..................................      148          161
 Proceeds from sale of investments in
   real estate companies..................      799          203
 Improvements to real estate owned........     (344)         (62)
                                           --------     --------
Cash provided by (used in) investing
  activities..............................   (7,172)         457
                                           --------     --------





Financing Activities
 Principal payments on long-term debt.....     (898)         (38)
 Proceeds from borrowings on
   mortgage notes payable                     4,800            -
 Proceeds from bank borrowings............        -        1,278
 Principal payments on bank borrowings....        -       (1,152)
 Dividends paid...........................     (341)        (250)
 Stock options exercised..................       47            -
                                           --------     --------
Cash provided by (used in) financing
  activities..............................    3,608         (162)
                                           --------     --------
Decrease in cash..........................   (1,799)         (72)
Cash and cash equivalents at beginning
  of period...............................    6,044          320
                                           --------     --------
Cash and cash equivalents at end of
  period.................................. $  4,245     $    248
                                           ========     ========



- -------------------------------------------------------------------
                See notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (In thousands)

                                          Three Months Ended
                                               March 31
                                         ---------------------
                                            1996         1995
                                         --------     --------
                                             (In thousands)
Common stock, $1.00 par value
  Balance at beginning of period......    $ 2,008      $ 1,563
  Exercise stock options..............          3            -
  Retire treasury shares..............          -            -
  Shares issued - stock dividend......      1,006            -
                                         --------     --------
  Balance at end of period............      3,017        1,563
                                         --------     --------
Additional paid-in capital
  Balance at beginning of period......     32,882       26,847
  Exercise stock option...............         44            -
  Stock dividend......................     (1,006)           -
                                         --------     --------
  Balance at end of period............     31,920       26,847
                                         --------     --------
Retained Earnings
  Balance at beginning of period......     13,729        3,158
  Net income..........................        787           73
  Cash dividends declared.............       (341)        (250)
                                         --------     --------
  Balance at end of period............     14,175        2,981
                                         --------     --------
Unrealized gain on securities
  Balance at beginning of period......        592          670
  Unrealized gain on securities.......        118          417
                                         --------     --------
  Balance at end of period............        710        1,087
                                         --------     --------
Total shareholders' equity............    $49,822      $32,478
                                         ========     ========



- ------------------------------------------------------------------
         See notes to consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)
March 31, 1996

(1) Basis of Presentation

    The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the annual report and the notes thereto.

(2) Reclassifications

    Certain reclassifications have been made in the 1995 financial statements to conform to the 1996 classifications.

(3) Stock Split

    On April 30, 1996, the Company completed a 3 for 2 common stock split effected as a dividend of one share for every two shares outstanding. The March 31, 1996 shareholders equity and all per share information has been restated to reflect the split.

(4) Supplemental Cash Flow Information

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
                                            Three Months Ended
                                                 March 31
                                          -----------------------
                                             1995         1994
                                          ----------   ----------

          Cash paid for interest.......   $ 501,000    $ 612,000
          Cash paid for income taxes...        -           2,000

(5) Acquisitions and Dispositions

      On March 8, 1996, the Company purchased the One Park 10 Plaza Office Building in Houston, Texas from a major insurance company. One Park 10 Plaza is an eight-story office building with approximately 161,000 square feet of rentable area and 609 parking spaces located in the Katy Freeway/Energy Corridor office submarket of Houston. The $6,700,000 purchase price was funded with existing cash reserves.

(6) Subsequent Events

      On April 15, 1996, Parkway Houston, Inc., a wholly-owned subsidiary of the Company purchased the 400 North Belt Centre' Office Building and the Woodbranch Office Building in Houston, Texas from a major insurance company. The 400 North Belt Centre' Office Building is a 12-story Class A office building with approximately 223,000 square feet of rentable area and a 723 space parking garage located in the Greenpoint/North Belt office submarket of Houston near the Houston Intercontinental Airport. The Woodbranch Office Building is a 6-story office building with approximately 110,000 square feet of rentable area and a 352 space parking garage located in the Katy Freeway/Energy Corridor. The total purchase price for these two buildings was $13,900,000 and was funded with existing cash reserves and advances on the Company's acquisition line of credit and working capital line of credit.

                      THE PARKWAY COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION
- -------------------
(Comments are for the balance sheet dated March 31, 1996 compared to the balance sheet dated December 31, 1995. All per share amounts have been adjusted to reflect the April 30, 1996 stock split.)

      Total assets of the Company were $93,044,000 at March 31, 1996, a increase of $5,001,000 from December 31, 1995. Liabilities increased $4,390,000 to $43,222,000 during the same period. Book value per share increased from $16.34 at December 31, 1995 to $16.52 at March 31, 1996.

      Office building investments increased a net $6,621,000 during the three months ended March 31, 1996. This is primarily due to the March 7, 1996 purchase of the One Park 10 Plaza Building ("One Park 10 Plaza") in Houston, Texas from an insurance company for $6,721,000, including closing costs. One Park 10 Plaza is an eight-story Class A building with 609 parking spaces. The building was 92% leased at April 30, 1996.

      Other net changes in office building investments include improvements of $276,000 and depreciation of $404,000.

      Real estate held for sale increased a net $728,000 during the quarter ended March 31, 1996. Land held for sale decreased $55,000 due to the sale of seven residential lots. These sales resulted in a gain of $93,000 with net cash proceeds of $148,000. Operating properties held for sale increased $783,000 during the quarter, primarily due to the purchase of the minority owner's interest in two properties received in the EB, Inc. merger. The Company purchased an additional 16% interest in the Club at Winter Park for $404,000 and an additional 13% interest in the Oak Creek Apartments for $268,000. Other increases in operating properties held for sale include improvements of $68,000 and the foreclosure of one mortgage loan during the quarter with a net basis of $43,000.

      Mortgage loans increased a net $350,000 during the quarter. In March 1996, the Company purchased a portfolio of 10 mortgage loans with a principal balance of $648,000 for $600,000 and a yield of 10%. In connection with the purchase, the Company received repayment of notes receivable from a former affiliate of $177,000. Mortgage loans decreased $218,000 due to principal payments received and increased $17,000 due to the amortization of interest rate valuations on mortgage loans. The Company foreclosed on one mortgage loan during the quarter with a net balance of $30,000 and recognized $100,000 in gains on mortgage loans.

      The investment in real estate securities decreased a net $873,000 during the three months ended March 31, 1996, primarily due to the sale of an investment in a real estate investment trust that resulted in a loss of $190,000 and cash proceeds of $799,000. The Company also recorded a net increase in unrealized gains of $118,000.

      The net decrease in real estate partnerships and corporate joint venture for the quarter was $13,000. The Company recorded equity in earnings of real estate partnerships and corporate joint venture of $4,000 and received distributions of $17,000.

      Notes payable to banks increased a net $4,548,000 largely due to the placement of $4,800,000 in long term financing on the IBM Building on February 15, 1996. This note is a 15-year fully amortizing loan with a fixed interest rate of 7.70% and maturity date of March 2011. Decreases of $252,000 in notes payable without recourse reflect scheduled principal payments.

      Mortgage notes payable on wrap mortgages decreased $766,000 due to the payoff of one wrap note totalling $698,000 and scheduled principal payments of $68,000.

      Shareholders' equity increased $611,000 during the comparison period as a result of the following factors:


                                           Increase (decrease)
                                           -------------------
                                              (In thousands)

            Net income                            $  787
            Dividends declared and paid             (341)
            Increase in unrealized gains             118
            Exercise of stock options                 47
                                                  ------
                                                  $  611
                                                  ======

      On April 30, 1996, the Company completed a 3 for 2 common stock split, effected in the form of a stock dividend of one share for every two shares outstanding. Common stock and additional paid-in capital for March 31, 1996 have been adjusted to reflect the split.

RESULTS OF OPERATIONS
- ---------------------
(Comments are for the three months ended March 31, 1996 compared to the three months ended March 31, 1995.)

      Operations of real estate properties are summarized below:

                                            Three Months Ended
                                                 March 31
                                           --------------------
                                             1996        1995
                                           --------    --------
                                              (In thousands,

     Income from real estate properties... $  3,475    $  1,783
     Real estate operating expense........   (1,677)       (977)
                                           --------    --------
                                              1,798         806
     Interest expense on real estate
       properties.........................     (655)       (544)
     Depreciation and amortization........     (418)       (274)
     Minority interest....................       28          37
                                           --------    --------
                                           $    753          25
                                           ========    ========

      The operations in 1996 reflect increases as compared to 1995 as a result of the purchase of Mtel Centre' in July 1995, IBM
Building in October 1995, Waterstone in December 1995 and One Park 10 Plaza in March 1996.

      The effect on the Company's operations related to One Jackson Place (which have been included in the operations of real estate properties above) follows:

                                   Three Months Ended
                                        March 31
                                 ---------------------
                                   1996         1995
                                 --------     --------
                                    (In thousands)
      Revenues                    $  937       $  898
      Operating expenses            (368)        (328)
      Interest expense              (394)        (518)
      Depreciation                  (213)        (226)
      Minority interest income        28           37
                                  ------       ------
      Net loss                    $  (10)      $ (137)
                                  ======       ======

      The effect on the Company's operations related to Mtel Centre' (which have been included in the operations of real estate properties above) follows:

                                   Three Months Ended
                                        March 31
                                 ---------------------
                                   1996         1995
                                 --------     --------
                                    (In thousands)
      Revenues                    $  969       $    0
      Operating expenses            (413)           0
      Interest expense              (215)           0
      Depreciation                  ( 80)           0
                                  ------       ------
      Net income                  $  261       $    0
                                  ======       ======

      The increase in interest on mortgage loans of $412,000 is due primarily to $427,000 of interest income recorded on the mortgage loans received in the April 27, 1995 merger with EB, Inc. and loans made to facilitate sales in 1995. This is offset by decreases in interest income due to payoffs of loans received in 1995.

      Equity in earnings of real estate companies for the three months ended March 31, 1995 reflects $135,000 recognized on the Company's investment in EB, Inc. prior to the April 27, 1995 merger.


      Equity in operations of real estate partnerships and corporate joint venture consists of the following:

                                     Three Months Ended
                                         March 31
                                   ---------------------
                                     1996         1995
                                   --------     --------
                                      (In thousands)
      Golf Properties, Inc.          $ (6)        $  2
      Wink/Parkway Partnership         10           15
                                     ----         ----
                                     $  4         $ 17
                                     ====         ====

      The loss on sale of securities for the three months ending March 31, 1996 is due to the sale of shares in a real estate investment trust for $799,000 net of closing costs with a basis of $989,000. The loss on sale of securities for the three months ending March 31, 1995 of $24,000 was due to the sale of an investment in a real estate investment trust for $202,000 with a basis of $226,000.

      The increase in interest on investments reflects higher cash balances invested in interest bearing accounts in 1996 as compared to 1995.

      The gain on real estate and mortgage loans of $193,000 consists of $93,000 due to the sale of seven residential lots and $100,000 gain recognized on the collections of mortgage loans.

      The gain on real estate and mortgage loans of $123,000 for the three months ending March 31, 1995 was due primarily to the sale of seven residential lots, one industrial lot and one townhome. The above sales had a combined sales price of $170,000, and carrying value of $62,000.

      Interest expense on notes payable on wrap mortgages for the three months ending March 31, 1996 of $120,000 is due to notes received in the April 27, 1995 merger with EB, Inc. Interest expense on bank debt of $85,000 in the quarter ending March 31, 1995 was due to borrowings under bank lines of credit.

      The increase in other expenses is primarily due to an increase in general and administrative costs associated with recent mergers and acquisitions.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

      Funds provided by operations, mortgage loan payments, proceeds from the sale of investments in real estate securities, sales of real estate and proceeds from long term financing were the primary sources of funds for the Company during the three months ended
March 31, 1996. Funds provided by these sources and cash balances were sufficient to cover repayment of long-term debt, dividends paid to shareholders, improvements to real estate properties, the payment of operating expenses and the purchase of real estate properties and mortgage loans. At March 31, 1996, the Company had available $4,245,000 in cash and short-term investments.
Management believes that funds generated from operations, borrowings on lines of credit and cash on hand will be sufficient to cover long and short-term operating cash requirements.

      At March 31, 1996, the Company had available a $20,000,000 acquisition line of credit and a $5,000,000 working capital line of credit with Deposit Guaranty National Bank. The Company plans to continue actively pursuing the purchase of office building investments that meet the Company's investment criteria and intends to use these lines of credit to fund those acquisitions. Both lines of credit have an interest rate equal to the 90-day LIBOR rate plus 2.35% (adjusted quarterly), interest due monthly and commitment fees of .125% due upon acceptance. In addition, both lines of credit have fees of .125% on the unused balances due quarterly. The acquisition line of credit matures June 30, 1998 and the $5,000,000 line of credit matures June 30, 1997.
The Company has requested that the limits on these lines of credit be increased to $45,000,000 and $10,000,000, respectively. While the Company anticipates that such an increase will be negotiated, no assurance can be given that the bank will agree to such an increase.

      On April 15, 1996, Parkway Houston, Inc., a wholly-owned subsidiary of the Company purchased the 400 North Belt Centre' Office Building and the Woodbranch Office Building in Houston, Texas from a major insurance company. The 400 North Belt Centre' Office Building is a 12-story Class A office building with approximately 223,000 square feet of rentable area and a 723 space parking garage located in the Greenpoint/North Belt office submarket of Houston near the Houston Intercontinental Airport. The Woodbranch Office Building is a 6-story office building with approximately 110,000 square feet of rentable area and a 352 space parking garage located in the Katy Freeway/Energy Corridor. The total purchase price for these two buildings was $13,900,000 and was funded with existing cash reserves and advances on the Company's acquisition line of credit and working capital line of credit.

                             THE PARKWAY COMPANY

                          PART II.  OTHER INFORMATION


Item 6.     Exhibits and reports on Form 8-K
            --------------------------------

            (a)   Reports on Form 8-K

                  (1)   Filed January 2, 1996

                        Reporting the December 19, 1995 acquisition of the Waterstone Office Building from the Massachusetts Mutual Life Insurance Company for $8,031,000.

                  (2)   Filed March 1, 1996

                        Amendment to Form 8-K filed January 2, 1996 reporting "Item 7. Financial Statements and Exhibits".


                                   SIGNATURE
                                   ---------

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED:  May 14, 1996                  THE PARKWAY COMPANY



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