Form 10QSB
period 1996-06-30
PARKWAY PROPERTIES INC
filed 1996-08-14
CIK 729237

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, DC  20549

                ---------------------------------

                          FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

              -----------------------------------

            For Quarterly Period Ended June 30, 1996
                 Commission File Number 0-12505

                    Parkway Properties, Inc.
- -----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)



           Maryland                       74-2123597
- ------------------------------  ---------------------------------
(State or other jurisdiction of (IRS Employer Identification No.)
incorporation or organization)

300 One Jackson Place
188 East Capitol Street
P. O. Box 22728
Jackson,    Mississippi                                39225-2728
- ----------------------------------------  -----------------------
(Address of principal executive offices)         (Zip Code)

Issuer's telephone number, including area code   (601) 948-4091
                                           ----------------------

                        The Parkway Company
- -----------------------------------------------------------------
     Former name, former address and former fiscal year,
                  if changed since last report

   Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES    X      NO
                        -------       -------

   4,190,846 shares of common stock, $1.00 par value, were outstanding at August 8, 1996.


                    PARKWAY PROPERTIES, INC.

                          FORM 10-QSB

                       TABLE OF CONTENTS
              FOR THE QUARTER ENDED JUNE 30, 1996

     -----------------------------------------------------
                                                            Pages
                                                            -----

                 Part I. Financial Information

Item 1.   Financial Statements

   Consolidated balance sheet, June 30, 1996 and
     December 31, 1995                                          3

   Consolidated statements of income for the three months
     and six months ended June 30, 1996 and 1995                4

   Consolidated statements of cash flows for the
     six months ended June 30, 1996 and 1995                    6

   Consolidated statements of shareholders' equity for the
     six months ended June 30, 1996 and 1995                    8

   Notes to consolidated financial statements                   9


Item 2.   Management's discussion and analysis of
            financial condition and results of operations      12


                  Part II.  Other Information


Item 4.   Submission of Matters to a Vote of
            Security Holders                                   21

Item 6.   Exhibits and Reports on Form 8-K                     21


                           Signatures


Authorized signatures                                          22



                  CONSOLIDATED BALANCE SHEETS
                         (In thousands)

                                          June  30     December 31
                                             1996         1995
                                          ----------   -----------
 Assets
 Real estate related investments
   Office buildings....................... $ 79,608     $ 59,406
   Accumulated depreciation...............   (8,039)      (7,122)
                                           --------     --------
                                             71,569       52,284
   Real estate held for sale
     Land.................................    7,828        8,441
     Operating properties.................    3,982        3,990
   Mortgage loans.........................    6,176       11,161
   Real estate securities.................    1,796        2,866
   Real estate partnerships and
     corporate joint venture..............      607          685
                                           --------     --------
                                             91,958       79,427
 Interest and rents receivable and other
   assets.................................    3,674        2,572
 Cash and cash equivalents................   24,765        6,044
                                           --------     --------
                                           $120,397     $ 88,043
                                           ========     ========

 Liabilities
 Mortgage notes payable without recourse.. $ 39,218     $ 29,336
 Mortgage notes payable on wrap mortgages.    4,539        5,368
 Accounts payable and other liabilities...    4,425        3,834
 Deferred gain............................        -          294
                                           --------     --------
                                             48,182       38,832
                                           --------     --------
 Shareholders' Equity
 Common stock, $1.00 par value, 10,000,000
   shares authorized, 4,168,962 and
   2,007,658 shares issued in 1996
   and 1995, respectively.................    4,169        2,008
 Additional paid-in capital...............   47,332       32,882
 Retained earnings........................   20,087       13,729
                                           --------     --------
                                             71,588       48,619
 Unrealized gain on securities............      627          592
                                           --------     --------
                                             72,215       49,211
                                           --------     --------
                                           $120,397     $ 88,043
                                           ========     ========


- ------------------------------------------------------------------
        See notes to consolidated financial statements.


               CONSOLIDATED STATEMENTS OF INCOME
                          (Unaudited)

                       Three Months Ended      Six Months Ended
                            June 30                 June 30
                       -------------------    -------------------
                         1996        1995       1996        1995
                       --------   --------    --------   --------
                          (In thousands, except per share data)
Revenues
Income from real estate
  properties...........$  4,609   $  1,948    $  8,084   $  3,731
Management company
  income...............     141        245         420        480
Interest on mortgage
  loans................     539        341       1,103        493
Equity in earnings:
  Real estate
    companies..........       -          -           -        135
  Real estate partner-
   ships and corporate
   joint venture.......      66         30          70         47
Gain (loss) on
  securities...........      62        125        (128)       101
Interest on invest-
  ments................      84         33         183         35
Deferred gains and
  other income.........      26        161          73        216
Dividend income........      42        210         108        261
Gain on real estate
  and mortgage loans...   5,507        713       5,700        836
                       --------   --------    --------   --------
                         11,076      3,806      15,613      6,335
                       --------   --------    --------   --------

Expenses
Real estate owned:
  Operating expense....   2,272      1,079       3,949      2,056
  Interest expense.....     704        535       1,331      1,072
  Depreciation and
    amortization.......     526        282         944        563
  Minority interest....       4        (33)          4        (70)
Interest expense:
  Notes payable to
    banks..............      94         26          94        111
  Notes payable on wrap
    mortgages..........     110         29         230         29
Management company
  expenses.............     123        153         362        323
Other expenses.........     807        530       1,476        973
                       --------   --------    --------   --------
                          4,640      2,601       8,390      5,057
                       --------   --------    --------   --------

Income before taxes....   6,436      1,205       7,223      1,278
                       --------   --------    --------   --------
Income tax provision...      23          -          23          -
                       --------   --------    --------   --------
Net income.............$  6,413   $  1,205    $  7,200   $  1,278
                       ========   ========    ========   ========
Net income per share...$   2.00   $    .43    $   2.31   $    .50
                       ========   ========    ========   ========
Weighted average shares
  outstanding..........   3,213      2,790       3,111      2,570
                       ========   ========    ========   ========

- ------------------------------------------------------------------
        See notes to consolidated financial statements.


             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)


                                             Six Months Ended
                                                 June 30
                                           ---------------------
                                             1996         1995
                                           --------     --------
                                               (In thousands)
Operating Activities
 Net income............................... $  7,200     $  1,278
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Equity in earnings.....................      (70)        (182)
   Dividends received.....................        -           76
   Distributions from operations of
     real estate partnership and
     corporate joint venture..............      148          161
   Depreciation and amortization..........      944          549
   Amortization of discounts, deferred
     gains and other......................      (22)         (97)
   Gain on real estate and
      mortgage loans......................   (5,700)        (836)
   Loss (Gain) on securities..............      128         (101)
   Minority interest depreciation.........      (90)        (104)
   Changes in operating assets and
     liabilities:
     Decrease (increase) in
       receivables........................      (63)         262
     Increase in accounts payable and
       accrued expenses...................      589          878
                                           --------     --------
   Cash provided by operating activities..    3,064        1,884
                                           --------     --------
Investing Activities
 Payments received on mortgage loans......      395          724
 Purchases of investments in real
   estate companies.......................        -         (992)
 Purchase of mortgage loans...............     (600)           -
 Purchase of real estate properties.......  (21,587)           -
 Proceeds from sale of real estate
   properties.............................    2,307          667
 Proceeds from sale of mortgage loans.....    9,888            -
 Proceeds from sale of investments in
   real estate companies..................      975        1,218
 Improvements to real estate owned........     (663)        (148)
 Proceeds from merger of EB, Inc.                 -        2,702
                                           --------     --------
Cash provided by (used in) investing
  activities..............................   (9,285)       4,171
                                           --------     --------


Financing Activities
 Principal payments on long-term debt.....   (1,247)         (94)
 Proceeds from borrowings on
   mortgage notes payable.................   10,420            -
 Proceeds from bank borrowings............   10,194        1,498
 Principal payments on bank borrowings....  (10 194)      (5,312)
 Stock options exercised..................       (1)           -
 Dividends paid...........................     (842)        (568)
 Proceeds from private placement
   of stock...............................   16,612            -
                                           --------     --------
Cash provided by (used in) financing
  activities..............................   24,942       (4,476)
                                           --------     --------
Increase in cash..........................   18,721        1,579
Cash and cash equivalents at beginning
  of period...............................    6,044          320
                                           --------     --------
Cash and cash equivalents at end of
  period.................................. $ 24,765     $  1,899
                                           ========     ========

- ------------------------------------------------------------------
        See notes to consolidated financial statements.


        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         (In thousands)

                                           Six Months Ended
                                               June 30
                                         --------------------
                                            1996       1995
                                         --------    --------
                                             (In thousands)
Common stock, $1.00 par value
  Balance at beginning of period......    $ 2,008     $ 1,563
  Shares issued in merger with
    EB, Inc...........................          -         429
  Exercise stock options..............         15           -
  Shares issued - stock dividend......      1,006           -
  Shares issued - private placement...      1,140           -
                                          -------     -------
  Balance at end of period............      4,169       1,992
                                          -------     -------
Additional paid-in capital
  Balance at beginning of period......     32,882      26,847
  Shares issued in merger with
    EB, Inc...........................          -       5,941
  Exercise stock option...............        (16)          -
  Stock dividend......................     (1,006)          -
  Shares issued private placement.....     15,472           -
                                          -------     -------
  Balance at end of period............     47,332      32,788
                                          -------     -------
Retained Earnings
  Balance at beginning of period......     13,729       3,158
  Net income..........................      7,200       1,278
  Cash dividends declared.............       (842)       (568)
                                          -------     -------
  Balance at end of period............     20,087       3,868
                                          -------     -------
Unrealized gain on securities
  Balance at beginning of period......        592         670
  Unrealized gain on securities.......         35       1,868
                                          -------     -------
  Balance at end of period............        627       2,538
                                          -------     -------
Total shareholders' equity............    $72,215     $41,186
                                          =======     =======

- ---------------------------------------------------------------
         See notes to consolidated financial statements


Notes to Consolidated Financial Statements (Unaudited)
June 30, 1996

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

(3) Stock Split

     On  April 30, 1996, the Company completed a 3 for  2  common stock  split  effected as a dividend of one share for  every  two
shares  outstanding.   Per  share  information  for  all  periods
presented reflects the stock split.

(4) Supplemental Cash Flow Information

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
                                              Six Months Ended
                                                   June 30
                                          -----------------------
                                             1996         1995
                                          ----------   ----------

          Cash paid for interest.......   $1,308,000   $ 612,000
          Cash paid for income taxes...       13,000       2,000

(5) Acquisitions and Dispositions

      On March 8, 1996, Parkway Texas Corporation, a wholly-owned subsidiary of the Company purchased the One Park 10 Plaza Office Building in Houston, Texas from a major insurance company. One Park 10 Plaza is an eight-story office building with approximately 161,000 square feet of rentable area and 609 parking spaces located in the Katy Freeway/Energy Corridor office submarket of Houston. The $6,700,000 purchase price was funded with existing cash reserves.

      On April 15, 1996, Parkway Houston, Inc., a wholly-owned subsidiary of the Company purchased the 400 North Belt Centre' Office Building and the Woodbranch Office Building in Houston, Texas from a major insurance company. The 400 North Belt Centre' Office Building is a 12-story Class A office building with approximately 220,000 square feet of rentable area and a 723 space parking garage located in the Greenpoint/North Belt office submarket of Houston near the Houston Intercontinental Airport. The Woodbranch Office Building is a 6-story office building with approximately 110,000 square feet of rentable area and a 352 space parking garage located in the Katy Freeway/Energy Corridor. The total purchase price for these two buildings was $13,900,000 and was funded with existing cash reserves and advances on the Company's acquisition line of credit and working capital line of credit. At June 30, 1996, no amounts were owed on these lines.

      On May 31, 1996, the Company sold 157 mortgage loans which resulted in a gain of $4,760,000 and net cash proceeds of $9,888,000.

(6) Subsequent Events

      On July 9, 1996, Parkway Virginia, Inc. a wholly-owned subsidiary of the Company purchased three office buildings in northern Virginia from a major insurance company. The 8381 and 8391 Courthouse Road Buildings are each three-story buildings connected by a common courtyard located in Tysons Corner, Virginia. The two buildings contain an aggregate of approximately 94,929 square feet of rentable area and have a 333 space parking area. The Cherokee Business Center is a three-story office building located in Alexandria, Virginia containing approximately 53,710 square feet of rentable area and a 221 space parking area. The purchase price for this three-building portfolio of $11,050,000 was funded with existing cash reserves.

      On July 10, 1996, the Company received funds totaling $14,700,000 from the placement of non-recourse mortgage financing on three office properties recently purchased in Houston, Texas. The three loans are fully amortizing over a 15-year period at an average rate of 8.28% and are detailed as follows:

           Property            Term     Rate             Amount
     One Park 10 Plaza        15 yrs.   8.35%          $4,700,000
     400 North Belt Centre'   15 yrs.   8.25%          $6,750,000
     Woodbranch Building      15 yrs.   8.25%          $3,250,000

      On July 23, 1996, the Company sold 62,000 shares of common stock in EastGroup Properties that will result in a gain in the third quarter of $429,000 and cash proceeds of $1,306,000.

      On August 9, 1996, Parkway Atlanta, Inc., a wholly-owned subsidiary of the Company, purchased two office buildings in Atlanta, Georgia. The Falls Pointe Building contains approximately 105,655 square feet of rentable area and has a 420 space surface parking area. The Roswell North Building contains approximately 57,715 square feet of rentable area and has a 232 space two level parking deck. The $14,000,000 purchase price for the two building portfolio was funded from existing cash reserves.



(7)  Capital Transactions

     On June 14, 1996, the Company sold an aggregate of 1,140,000 shares of common stock at $15.25 per share in a private placement transaction to seven institutional investors for an aggregate cash purchase price of $17,385,000. Expenses of the transaction were $773,000, resulting in net cash proceeds of $16,612,000.

      Effective August 2, 1996, The Parkway Company merged with a nd into its recently organized, wholly-owned subsidiary, Parkway Properties, Inc., a Maryland corporation, pursuant to the Agreement and Plan of Merger dated as of July 17, 1996. As a result of the merger, each stockholder received one share of common stock of Parkway Properties, Inc. in exchange for one share of common stock of The Parkway Company. Additionally, Parkway Properties, Inc. succeeded to all the rights and properties, and became subject to all the obligations and liabilities, of The Parkway Company.



                    PARKWAY PROPERTIES, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION
- -------------------
(Comments are for the balance sheet dated June 30, 1996 compared to the balance sheet dated December 31, 1995.

      Total assets of the Company were $120,397,000 at June 30, 1996, a increase of $32,354,000 from December 31, 1995.
Liabilities increased $9,350,000 to $48,182,000 during the same period. Book value per share increased from $16.34 at December 31, 1995 to $17.32 at June 30, 1996.

      Office building investments increased a net $19,285,000 during the six months ended June 30, 1996. This is primarily due to the March 7, 1996 purchase of the One Park 10 Plaza Building ("One Park 10 Plaza") in Houston, Texas for $6,721,000, including closing costs and the April 15, 1996 purchase of the 400 North Belt Centre' and Woodbranch Office Buildings ("400 North Belt" and "Woodbranch") in Houston, Texas for $14,189,000, including
closing  costs.   One  Park 10 Plaza is an  eight-story  Class  A
building with 609 parking spaces. The building was 97% leased at July 31, 1996. The 400 North Belt Centre' Office Building is a 12-story Class A office building with approximately 220,000 square feet of rentable area and a 723 space parking garage located in the Greenpoint/North Belt office submarket of Houston near the Houston Intercontinental Airport. The Woodbranch Office Building is a 6-story office building with approximately 110,000 square feet of rentable area and a 352 space parking garage located in the Katy Freeway/Energy Corridor. The buildings were 95% and 89% leased at July 31, 1996, respectively.

     During the quarter, the Company also purchased an additional 5% ownership interest in the One Jackson Place office building from its limited partner for $5,000 cash plus assumption of its pro rata share of liabilities. Other net changes in office building investments include capital improvements of $488,000 and depreciation of $917,000.

      Real estate held for sale decreased a net $621,000 during the six months ended June 30, 1996. Land held for sale decreased $613,000 and is due to the sale of seven residential lots and 11 acres of land, as well as writedowns of $445,000 taken to reflect current market prices, as evidenced by signed contracts with third-party purchasers on certain properties. The sales mentioned above resulted in gains of $178,000 with net cash proceeds of $346,000. Operating properties held for sale decreased a net $8,000 during the six months. On March 26, 1996, the Company purchased the minority owner's interest in two properties received in the EB, Inc. merger. The Company purchased an additional 16% interest in the Club at Winter Park for $404,000 and an additional 13% interest in the Oak Creek Apartments for $268,000. On June 15, 1996, the Company sold its 53% investment in Oak Creek Apartments having a basis of $826,000 which resulted in a gain of $998,000 with net cash proceeds of $1,824,000. During the quarter, the Company also sold six townhomes located in Corpus Christi, Texas which resulted in a gain of $66,000 with net cash proceeds of $137,000. Other increases in operating properties held for sale for the six months include improvements of $175,000 and the foreclosure of one mortgage loan with a net basis of $43,000.

      Mortgage loans decreased a net $4,985,000 during the six months. In March 1996, the Company purchased a portfolio of 10 mortgage loans with a principal balance of $648,000 for $600,000 and a current yield to the Company of 10%. In connection with the purchase, the Company received repayment of notes receivable from a former affiliate of $177,000. On May 31, 1996, the Company sold 157 mortgage loans, including the ten loans discussed above, which resulted in a gain of $4,760,000 and net cash proceeds of $9,888,000. Mortgage loans also decreased $395,000 due to principal payments received and increased $19,000 due to the amortization of interest rate valuations on mortgage loans. The Company foreclosed on one mortgage loan during the six months with a net balance of $30,000 and recognized $143,000 in gains on collection of mortgage loans. At June 30, 1996, the Company's investment in mortgage loans totaled $6,176,000 and consisted of 5 mortgage loans.

      The investment in real estate securities decreased a net $1,070,000 during the six months ended June 30, 1996, primarily due to the sale of an investment in a real estate investment trust that resulted in a loss of $190,000 and cash proceeds of $799,000. The Company also sold 8,000 shares of common stock in EastGroup Properties that resulted in a gain of $62,000 and cash proceeds of $176,000. The Company recorded a net increase in unrealized gains for the six months of $35,000.

      The net decrease in real estate partnerships and corporate joint venture for the six months was $78,000. The Company recorded equity in earnings of real estate partnerships and corporate joint venture of $70,000 and received distributions of $148,000.

     During the quarter ended June 30, 1996, the Company advanced and  subsequently repaid $964,000 on the working capital line  of
credit  and  $9,230,000 on the acquisition line  of  credit.   No
balances were owed on these lines at June 30, 1996.

      Notes payable without recourse increased a net $9,882,000 largely due to the placement of $4,800,000 in long term financing on the IBM Building on February 15, 1996 and $5,620,000 on the Waterstone Building on June 4, 1996. The IBM Building note is a 15-year fully amortizing loan with a fixed interest rate of 7.70% and maturity date of March 2011. The Waterstone note is a 15-year fully amortizing loan with a fixed interest rate of 8% and maturity date of July 2011. Decreases of $538,000 in notes payable without recourse reflect scheduled principal payments.

      Mortgage notes payable on wrap mortgages decreased $829,000 due to the payoff of one wrap note totaling $698,000 and scheduled principal payments of $131,000.

      Deferred gain of $292,000 was recognized upon the sale of 157 mortgage loans discussed previously.

       Shareholders' equity increased $23,004,000 during the comparison period as a result of the following factors:

                                             Increase (decrease)
                                             -------------------
                                                (In thousands)

          Net income                                $7,200
          Dividends declared and paid                 (842)
          Increase in unrealized gains                  35
          Exercise of stock options                     (1)
          Shares issued - private placement         16,612
                                                   -------
                                                   $23,004
                                                   =======

      On April 30, 1996, the Company completed a 3 for 2 common stock split, effected in the form of a stock dividend of one
share  for  every  two  shares  outstanding.   Common  stock  and
additional paid-in capital for June 30, 1996 reflect the stock split.

     On June 14, 1996, the Company sold an aggregate of 1,140,000 shares of common stock at $15.25 per share in a private placement transaction to seven institutional investors for an aggregate cash purchase price of $17,385,000. Expenses of the transaction were $773,000, resulting in net cash proceeds of $16,612,000.

      Effective August 2, 1996, The Parkway Company merged with and into its recently organized, wholly-owned subsidiary, Parkway Properties, Inc., a Maryland corporation, pursuant to the Agreement and Plan of Merger dated as of July 17, 1996. As a result of the merger, each stockholder received one share of common stock of Parkway Properties, Inc. in exchange for one share of common stock of The Parkway Company. Additionally, Parkway Properties, Inc. succeeded to all the rights and properties, and became subject to all the obligations and liabilities of The Parkway Company.

RESULTS OF OPERATIONS
- ---------------------
(Comments are for the three months and six months ended June 30, 1996 compared to the three months and six months ended June 30, 1995.)

      Operations of office buildings properties are summarized below:

                           Three Months Ended    Six Months Ended
                                June 30              June 30
                           ------------------    ----------------
                            1996       1995       1996     1995
                           -------    -------    -------  -------
                                        (In thousands)
     Income from real
       estate properties.. $ 4,093    $ 1,270    $ 7,130  $ 2,550
     Real estate
       operating expense..  (1,866)      (509)    (3,174)  (1,001)
                           -------    -------    -------  -------
                             2,227        761      3,956    1,549
     Interest expense on
       real estate
       properties.........    (704)      (526)    (1,331)  (1,053)

     Depreciation and
       amortization.......    (526)      (251)      (944)    (503)
     Minority interest....      (4)        33         (4)      70
                           -------    -------    -------  -------
                           $   993    $    17    $ 1,677  $    63
                           =======    =======    =======  =======

     The operations in 1996 reflect increases as compared to 1995 as a result of the purchase of Mtel Centre' in July 1995, IBM Building in October 1995, Waterstone in December 1995, One Park 10 Plaza in March 1996 and 400 North Belt Centre' and Woodbranch Office Building in April 1996.

     Operations of other real estate properties held for sale are summarized below:

                           Three Months Ended    Six Months Ended
                                June 30              June 30
                           ------------------    ----------------
                            1996       1995       1996     1995
                           -------    -------    -------  -------
                                        (In thousands)
     Income from real
       estate properties.. $   516    $   678    $   954  $ 1,181
     Real estate
       operating expense..    (406)      (570)      (775)  (1,055)
                           -------    -------    -------  -------
                               110        108        179      126
     Interest expense on
       real estate
       properties.........       -         (9)         -      (19)

     Depreciation and
       amortization.......       -        (31)         -      (60)
                           -------    -------    -------  -------
                           $   110    $    68    $   179  $    47
                           =======    =======    =======  =======

      The  effect  on  the Company's operations  related  to  One
Jackson Place included in the operations of office buildings above is as follows:

                           Three Months Ended    Six Months Ended
                                June 30              June 30
                           ------------------    ----------------
                            1996       1995       1996     1995
                           -------    -------    -------  -------
                                        (In thousands)

       Revenue             $   941    $   943    $ 1,878  $ 1,842
       Operating expenses     (356)      (354)      (724)    (681)
       Interest expense       (364)      (518)      (730)  (1,036)
       Depreciation           (215)      (224)      (428)    (450)
       Minority interest
         income                 (4)        33         (4)      70
                           -------    -------    -------  -------
       Net income (loss)   $     2    $  (120)   $    (8) $  (255)
                           =======    =======    =======  =======

      The  effect  on  the Company's operations related  to  Mtel
Centre' included in the operations of office buildings above is as follows:

                           Three Months Ended    Six Months Ended
                                June 30              June 30
                           ------------------    ----------------
                            1996       1995       1996     1995
                           -------    -------    -------  -------
                                        (In thousands)

     Revenue               $   977    $     -    $ 1,946  $     -
     Operating expenses       (372)         -       (785)       -
     Interest expense         (212)         -       (427)       -
     Depreciation              (82)         -       (162)       -
                           -------    -------    -------  -------
     Net income            $   311    $     -    $   572  $     -
                           =======    =======    =======  =======

      The increase in interest on mortgage loans of $610,000 for the six months ended June 30, 1996 as compared to 1995 is due primarily to $890,000 of interest income recorded on the mortgage loans received in the April 27, 1995 merger with EB, Inc. and loans made to facilitate sales in 1995. This is offset by decreases in interest income due to payoffs of loans received in 1995 and the sale of 157 mortgage loans on May 31, 1996. Interest income on the loans sold during 1996 and prior to the date of the sale was $438,000.

      Equity  in  earnings of real estate companies for  the  six months  ended June 30, 1995 reflects $135,000 recognized  on  the
Company's  investment in EB, Inc. prior to  the  April  27,  1995 merger of EB with a wholly-owned subsidiary.

     Equity in earnings of real estate partnerships and corporate joint venture consists of the following:


                           Three Months Ended    Six Months Ended
                                June 30              June 30
                           ------------------    ----------------
                            1996       1995       1996     1995
                           -------    -------    -------  -------
                                        (In thousands)

     Golf Properties, Inc. $    49    $    28    $    43  $    30
     Wink/Parkway
       Partnership              17          2         27       17
                           -------    -------    -------  -------
     Net income            $    66    $    30    $    70  $    47
                           =======    =======    =======  =======

     The net loss on sale of securities for the six months ending June 30, 1996 is due to the sale of shares in a real estate investment trust for $799,000 net of closing costs with a basis of $989,000 resulting in a loss of $190,000 and the sale of 8,000 shares of common stock in EastGroup Properties for $176,000 net of closing costs with a basis of $114,000 resulting in a gain of $62,000 in the three months and six months ended June 30, 1996. The gain on securities of $101,000 for the six months ended June 30, 1995 is due to a gain of $125,000 on the sale of an investment for $1,018,000 with a basis of $893,000 in the three months ending June 30, 1995 and a loss on the sale of securities of $24,000 for $202,000 with a basis of $226,000 during the six month period ending June 30, 1995.

     The increase in interest on investments reflects higher cash balances invested in interest bearing accounts in 1996 as compared to 1995.

      Gain on real estate and mortgage loans consists of the following:

                           Three Months Ended    Six Months Ended
                                June 30              June 30
                           ------------------    ----------------
                            1996       1995       1996     1995
                           -------    -------    -------  -------
                                        (In thousands)

     Sales:
       Land                $    86    $   302    $   178  $   362
       Other operating
        properties           1,064         73      1,064      112
       Mortgages             4,760          -      4,760        -

     Writedowns to land       (445)         -       (445)       -

     Gains recognized
       on collection of
       mortgage loans           42        338        143      362
                           -------    -------    -------  -------
                           $ 5,507    $   713    $ 5,700  $   836
                           =======    =======    =======  =======

      The sales shown above provided net cash proceeds of $12,047,000 and $12,195,000 during the three months and six months ended June 30, 1996, respectively.

      Interest expense on notes payable on wrap mortgages for the six months ending June 30, 1996 of $230,000 reflects interest on notes received in the April 27, 1995 merger with EB, Inc. Interest expense on notes payable to banks of $94,000 for the three months and six months ending June 30, 1996 reflects interest on borrowings under bank lines of credit.

      The  increase  in  other expenses is primarily  due  to  an increase  in  general  and administrative costs  associated  with
recent  mergers  and  acquisitions.   The  EB,  Inc.  merger  was
effective April 30, 1995, therefore, general and administrative expenses of EB, Inc. for only two months have been included in the six months ended  June 30,  1995  compared to six months of expenses in the six months ended June 30, 1996. Professional fees also increased $98,000 as compared to 1995, reflecting primarily the $65,000 cost of
conducting   an   odd-lot  program  to  reduce  the   number   of
shareholders owning less than 100 shares of stock as a result  of the  recent mergers.  The EB, Inc. merger resulted in over  4,000 new  shareholders  for the Company which also contributed  to  an
$82,000  increase  in  shareholder  reporting  expenses.    Other
increases in legal and accounting fees were due to the Company's recent growth.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

      Funds provided by operations, mortgage loan receivable payments, proceeds from the sale of investments in real estate securities, sales of real estate, sales of mortgage loans, proceeds from long term financing and proceeds from a private placement of stock were the primary sources of funds for the Company during the six months ended June 30, 1996. Funds provided by these sources and cash balances were sufficient to cover repayment of long-term debt, dividends paid to shareholders, improvements to real estate properties, the payment of operating expenses and the purchase of real estate properties and mortgage loans. At June 30, 1996, the Company had available $24,765,000 in cash and short-term investments. Management believes that funds generated from operations, borrowings on lines of credit and cash on hand will be sufficient to cover long and short-term operating cash requirements.

      At June 30, 1996, the Company had available a $45,000,000 acquisition line of credit and a $10,000,000 working capital line of credit with Deposit Guaranty National Bank in Jackson, Mississippi. The Company plans to continue actively pursuing the purchase of office building investments that meet the Company's investment criteria and intends to use these lines of credit and cash balances to fund those acquisitions. Both lines of credit have an interest rate equal to the 90-day LIBOR rate plus 2.35% (adjusted quarterly), interest due monthly and commitment fees of
 .125%  due  upon acceptance.  In addition, both lines  of  credit
have  fees  of  .125% on the unused balances due quarterly.   The
acquisition line of credit matures June 30, 1998 and the $10,000,000 line of credit matures June 30, 1997.

      On July 9, 1996, Parkway Virginia, Inc. a wholly-owned subsidiary of the Company purchased three office buildings in northern Virginia from a major insurance company. The 8381 and 8391 Courthouse Road Buildings are each three-story buildings connected by a common courtyard located in Tysons Corner, Virginia. The two buildings contain an aggregate of approximately 94,929 square feet of rentable area and have a 333 space parking area. The Courthouse Road Buildings are currently 97% leased. The Cherokee Business Center is a three-story office building located in Alexandria, Virginia containing approximately 53,710 square feet of rentable area and a 221 space parking area. The Cherokee Business Center is currently 94% leased. The purchase price for this three-building portfolio of $11,050,000 was funded with existing cash reserves.

      On July 10, 1996, the Company received funds totaling $14,700,000 from the placement of non-recourse financing on three office properties recently purchased in Houston, Texas. The three loans are fully amortizing over a 15-year period at an average rate of 8.28% and are detailed as follows:

           Property            Term     Rate             Amount
     One Park 10 Plaza        15 yrs.   8.35%          $4,700,000
     400 North Belt Centre'   15 yrs.   8.25%          $6,750,000
     Woodbranch Building      15 yrs.   8.25%          $3,250,000

      On July 23, 1996, the Company sold 62,000 shares of common stock in EastGroup Properties that will result in a gain in the third quarter of $429,000 and cash proceeds of $1,306,000.

      On August 9, 1996, Parkway Atlanta, Inc., a wholly-owned subsidiary of the Company, purchased two office buildings in Atlanta, Georgia. The Falls Pointe Building contains approximately 105,655 square feet of rentable area and has a 420 space surface parking area. The Roswell North Building contains approximately 57,715 square feet of rentable area and has a 232 space two level parking deck. The purchase price for the two building portfolio was $14,000,000 which was funded from existing cash reserves.

                    PARKWAY PROPERTIES, INC.

                  PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

      On July 18, 1996, the Company held its Annual Meeting of Shareholders. At the Annual Meeting, Daniel C. Arnold, George R. Farish, Roger P. Friou, Joe F. Lynch, C. Herbert Magruder, M.D.,
W. Lincoln Mossop, Jr., Steven G. Rogers, and Leland R. Speed were elected directors of the Company, each to serve until the 1997 Annual Meeting. The following is a summary of the voting for directors.

                                        Vote             Vote
              Nominee                   For            Withheld
     -------------------------        ---------        --------
     Daniel C. Arnold                 2,545,695         104,771
     George R. Farish                 2,641,528           8,938
     Roger P. Friou                   2,641,734           8,732
     Joe F. Lynch                     2,639,642          10,824
     C. Herbert Magruder, M.D.        2,641,734           8,732
     W. Lincoln Mossop, Jr.           2,641,734           8,732
     Steven G. Rogers                 2,641,555           8,911
     Leland R. Speed                  2,639,746          10,720

     The following items were also approved at the July 18, 1996
Annual Meeting as follows:


(1) Approval of the reincorporation of the Company as a Maryland corporation by merger of the Company into a newly formed, wholly-owned subsidiary of the Company incorporated in Maryland; pursuant to which the Company's name will change to Parkway Properties, Inc.

                         FOR       2,149,327
                         AGAINST     124,553
                         ABSTAIN      14,149
                         NO VOTE     362,437


Item 6.   Exhibits and reports on Form 8-K
          --------------------------------

          (a)  Reports on Form 8-K


                              (1)  Filed April 30, 1996

                                    Reporting the April 15,  1996
                    acquisition of the 400 North Belt Centre' Office Building and the Woodbranch Office Building from The Penn Mutual Life Insurance Company.

                              (2)  Filed June 14, 1996

                                    Reporting  the May  31,  1996
                    sale of a portfolio of 157 mortgage loans to MTGLQ Investors, LP.

               (3)  Filed June 28, 1996

                                    Amendment to Form  8-K  filed
                    April  30, 1996 reporting "Item 7.  Financial
                    Statements and Exhibits".



                           SIGNATURE
                           ---------

          Pursuant to the requirements of the Securities Exchange
Act  of  1934, the Registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.


DATED:    8/14/96                     PARKWAY  PROPERTIES, INC.



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