Form 10QSB/A
period 1996-06-30
PARKWAY PROPERTIES INC
filed 1996-08-30
CIK 729237

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



                          FORM 10-QSB/A

                    AMENDMENT TO FORM 10-QSB
                       Filed Pursuant to
              THE SECURITIES EXCHANGE ACT OF 1934

                    PARKWAY PROPERTIES INC.
     (Exact name of registrant as specified in its charter)


                        AMENDMENT NO. 1

      The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Form 10-QSB for the quarter ended June 30, 1996 as set forth in the pages attached hereto:

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

Date:  August 30, 1996        PARKWAY PROPERTIES, INC.

                                 By    /s/ Sarah P. Clark
                                 Sarah P. Clark, Vice President
                                 Chief Financial Officer,
                                 Treasurer and Secretary


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

      On July 10, 1996, the Company received funds totaling $14,700,000 from the placement of non-recourse mortgage financing on three office properties recently purchased in Houston, Texas. The three loans are fully amortizing over a 15-year period at an average rate of 8.28% and are detailed as follows:

           Property            Term     Rate       Amount
     ---------------------    -------   -----    ----------
     One Park 10 Plaza        15 yrs.   8.35%    $4,700,000
     400 North Belt Centre'   15 yrs.   8.25%    $6,750,000
     Woodbranch Building      15 yrs.   8.25%    $3,250,000

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

(7)  Capital Transactions

           On June 14, 1996, the Company sold an aggregate of 1,140,000 shares of common stock at $15.25 per share in a private placement transaction to seven institutional investors for an aggregate cash purchase price of $17,385,000. Expenses of the transaction were $773,000, resulting in net cash proceeds of $16,612,000. On August 16, 1996, this transaction was modified as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition".

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

     On June 14, 1996, the Company sold an aggregate of 1,140,000 shares of common stock at $15.25 per share in a private placement transaction to seven institutional investors for an aggregate cash purchase price of $17,385,000. Expenses of the transaction were $773,000, resulting in net cash proceeds of $16,612,000. On August 16, 1996, the Company modified this private placement by having two of the institutional investors who subscribed to the private placement amend their subscriptions to accept in lieu of shares of Common Stock an equal number of shares of the Company's non-voting Class A Preferred Stock, $.001 par value ("Preferred Stock"). This modification of the private placement was done to bring the private placement in compliance with a technical rule of the NASDAQ National Market (the market upon which the Company's Common Stock was traded at the time of the private placement) that restricts a listed company's ability to engage in private placements for more than 20% of a listed company's outstanding voting securities at a price less than the Company's book value per share. In connection with the issuance of the Preferred Stock, the Company agreed to use its best efforts to call a meeting of its stockholders on or before October 31, 1996 at which meeting the Company's stockholders will vote upon approval of a further amendment to these institutional investors' subscriptions, which amendment will allow such investors to exchange all of their Preferred Stock for Common Stock on a share-for-share basis (the "Exchange Right"). The Company and the investors will enter into the agreement providing for the Exchange Right only in the event that the Company's shareholders approve the Exchange Right. In the event the Exchange Right is not approved by the Company's stockholders, the investors shall have the right, exercisable for 30 days after notification to investors by the Company of the results of the stockholder vote, to rescind its purchase of the Preferred Stock. In the event an investor elects to rescind the purchase of the Preferred Stock, the Company will pay $15.25 for each share of Preferred Stock plus any accrued and unpaid dividends on the Preferred Stock from the date of the last record date for payment of such dividends through the date the Company receives notice of rescission. After the issuance of the Preferred Stock to the investors, the Company sold 564,000 shares of Common Stock and 576,000 shares of Preferred Stock in the Private Placement for net proceeds as set
forth  above.   The  holders of Preferred Stock  have  no  voting
rights.   Dividends on shares of Preferred Stock will be declared
and paid simultaneously with any dividends payable on the Common Stock, and, for all dividends paid and declared on or before December 31, 1996, such dividend will be paid at a per share dividend rate of the greater of (i) twenty-four cents ($0.24) per share per quarter or (ii) the per share dividend declared and paid on Common Stock for the same quarter, as adjusted for stock
dividends,  stock  splits or similar capital  changes.   For  all
dividends paid and declared on Preferred Stock after December 31, 1996, such dividends will be paid at a per share dividend rate of the greater of (i) thirty-eight cents ($0.38) per share per quarter or (ii) the per share dividend declared and paid on Common Stock for the same quarter, as adjusted for stock dividends, stock splits or similar capital changes. No dividend will be paid or declared, nor any distribution made on any other class of stock (other than a dividend payable in stock of the same class) nor will any shares of Common Stock be acquired for consideration by the Company unless all accrued dividends on the Preferred Stock for all past dividend periods have been paid.

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

      Operations of office buildings properties are summarized below:

                           Three Months Ended    Six Months Ended
                                June 30              June 30
                           ------------------    ----------------
                            1996       1995       1996     1995
                           -------    -------    -------  -------
                                        (In thousands)
     Income from real
       estate properties.. $ 4,093    $ 1,270    $ 7,130  $ 2,550
     Real estate
       operating expense..  (1,866)      (509)    (3,174)  (1,001)
                           -------    -------    -------  -------
                             2,227        761      3,956    1,549
     Interest expense on
       real estate
         properties.......    (704)      (526)    (1,331)  (1,053)

     Depreciation and
       amortization.......    (526)      (251)      (944)    (503)
     Minority interest....      (4)        33         (4)      70
                           -------    -------    -------  -------
                           $   993    $    17    $ 1,677  $    63
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

      The increase in other expenses is primarily due to an increase in general and administrative costs associated with recent mergers and acquisitions. The EB, Inc. merger was effective April 30, 1995, therefore, general and administrative expenses of EB, Inc. for only two months have been included in the six months ended June 30, 1995 compared to six months of expenses included in the six months ended June 30, 1996.
Professional fees also increased $98,000 as compared to 1995, reflecting primarily the $65,000 cost of conducting an odd-lot program to reduce the number of shareholders owning less than 100 shares of stock as a result of the recent mergers. The EB, Inc. merger resulted in over 4,000 new shareholders for the Company which also contributed to an $82,000 increase in shareholder reporting expenses. Other increases in legal and accounting fees were due to the Company's recent growth.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

      Funds provided by operations, mortgage loan receivable payments, proceeds from the sale of investments in real estate securities, sales of real estate, sales of mortgage loans, proceeds from long term financing and proceeds from a private placement of securities were the primary sources of funds for the Company during the six months ended June 30, 1996. Funds provided by these sources and cash balances were sufficient to cover repayment of long-term debt, dividends paid to shareholders, improvements to real estate properties, the payment of operating expenses and the purchase of real estate properties and mortgage loans. At June 30, 1996, the Company had available $24,765,000 in cash and short-term investments. Management believes that funds generated from operations, borrowings on lines of credit and cash on hand will be sufficient to cover long and short-term operating cash requirements.

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

      On July 10, 1996, the Company received funds totaling $14,700,000 from the placement of non-recourse financing on three office properties recently purchased in Houston, Texas. The three loans are fully amortizing over a 15-year period at an average rate of 8.28% and are detailed as follows:

           Property            Term     Rate      Amount
     ----------------------   -------   -----   ----------
     One Park 10 Plaza        15 yrs.   8.35%   $4,700,000
     400 North Belt Centre'   15 yrs.   8.25%   $6,750,000
     Woodbranch Building      15 yrs.   8.25%   $3,250,000

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

Item 6.   Exhibits and reports on Form 8-K
          --------------------------------

          (a)  Exhibits

               (27) Financial Data Schedule

          (b)  Reports on Form 8-K

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