Form 10QSB
period 1996-09-30
PARKWAY PROPERTIES INC
filed 1996-11-14
CIK 729237

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, DC  20549

                ---------------------------------

                          FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

              -----------------------------------

         For Quarterly Period Ended September 30, 1996
                 Commission File Number 1-11533

                    Parkway Properties, Inc.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

           Maryland                       74-2123597
------------------------------  ---------------------------------
(State or other jurisdiction of (IRS Employer Identification No.)
incorporation or organization)

300 One Jackson Place
188 East Capitol Street
P. O. Box 24647
Jackson,    Mississippi                                39225-4647
----------------------------------------  ----------------------
(Address of principal executive offices)         (Zip Code)

Issuer's telephone number, including area code   (601) 948-4091
                                               -----------------
                        The Parkway Company
                     188 East Capitol Street
                         P. O. Box 22728
                Jackson, Mississippi  39225-2728
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

   4,212,771 shares of common stock, $1.00 par value, were outstanding at November 11, 1996.
                    PARKWAY PROPERTIES, INC.

                          FORM 10-QSB

                       TABLE OF CONTENTS
            FOR THE QUARTER ENDED SEPTEMBER 30, 1996

     -----------------------------------------------------
                                                            Pages
                                                            -----

                 Part I. Financial Information

Item 1.   Financial Statements

   Consolidated balance sheet, September 30, 1996 and
     December 31, 1995                                          3

   Consolidated statements of income for the three months
     and nine months ended September 30, 1996 and 1995          5

   Consolidated statements of cash flows for the
     nine months ended September 30, 1996 and 1995              7

   Consolidated statements of shareholders' equity for the
     nine months ended September 30, 1996 and 1995              9

   Notes to consolidated financial statements                  11

Item 2.   Management's discussion and analysis of
            financial condition and results of operations      15


                  Part II.  Other Information


Item 2.   Changes in Securities                                26

Item 4.   Submission of Matters to a Vote of
            Security Holders                                   27

Item 6.   Exhibits and Reports on Form 8-K                     27


                           Signatures


Authorized signatures                                         28



                  CONSOLIDATED BALANCE SHEETS
                         (In thousands)


                                        September 30  December 31
                                            1996         1995
                                        ------------  -----------

 Assets
 Real estate related investments
   Office buildings....................... $129,507     $ 59,406
   Accumulated depreciation...............   (8,671)      (7,122)
                                           --------     --------
                                            120,836       52,284
   Real estate held for sale
     Land.................................    8,206        8,441
     Operating properties.................    3,928        3,990
   Mortgage loans.........................    6,173       11,161
   Real estate securities.................      507        2,866
   Real estate partnerships and
     corporate joint venture..............      312          685
                                           --------     --------
                                            139,962       79,427

 Interest and rents receivable and other
   assets.................................    3,865        2,572
 Cash and cash equivalents................      134        6,044
                                           --------     --------
                                           $143,961     $ 88,043
                                           ========     ========

 Liabilities
 Notes payable to banks................... $  6,836     $      -
 Mortgage notes payable without recourse..   53,452       29,336
 Mortgage notes payable on wrap mortgages.    4,470        5,368
 Accounts payable and other liabilities...    5,999        3,834
 Deferred gain............................        -          294
                                           --------     --------
                                             70,757       38,832
                                           --------     --------

 Shareholders' Equity
 Preferred stock, $.001 par value, 576,000
   shares authorized, 576,000 shares
   issued in 1996.........................        1            -
 Common stock, $.001 par value, 69,424,000
   shares authorized and 3,636,421 shares
   issued in 1996; $1.00 par value,
   10,000,000 shares authorized and
   2,007,658 shares issued in 1995........        3        2,008
 Additional paid-in capital...............   51,924       32,882
 Retained earnings........................   21,061       13,729
                                           --------     --------
                                             72,989       48,619
 Unrealized gain on securities............      215          592
                                           --------     --------
                                             73,204       49,211
                                           --------     --------
                                           $143,961     $ 88,043
                                           ========     ========



------------------------------------------------------------------
        See notes to consolidated financial statements.



               CONSOLIDATED STATEMENTS OF INCOME
                          (Unaudited)

                       Three Months Ended    Nine Months Ended
                          September 30          September 30
                       -------------------   -------------------
                         1996        1995      1996        1995
                       --------   --------   --------   --------
                          (In thousands, except per share data)
Revenues
Income from real estate
  properties...........$  5,475   $  2,314   $ 13,559   $  6,045
Management company
  income...............     117        405        537        885
Interest on mortgage
  loans................     332        422      1,435        915
Equity in earnings:
  Real estate
    companies..........       -          -          -        135
  Real estate partner-
   ships and corporate
   joint venture.......      51         46        121         93
Gain on securities.....     432      1,292        304      1,393
Interest on invest-
  ments................     288         32        471         67
Deferred gains and
  other income.........      18         90         91        307
Dividend income........      10        206        118        467
Gain on real estate
  and mortgage loans...     163      3,342      5,863      4,178
                       --------   --------   --------   --------
                          6,886      8,149     22,499     14,485
                       --------   --------   --------   --------
Expenses
Real estate owned:
  Operating expense....   2,621      1,308      6,570      3,364
  Interest expense.....   1,059        559      2,390      1,631
  Depreciation and
    amortization.......     647        348      1,591        911
  Minority interest....     (16)       (44)       (12)      (113)
Interest expense:
  Notes payable to
    banks..............       1         44         95        155
  Notes payable on wrap
    mortgages..........     110         44        340         73
Management company
  expenses.............     121        298        483        621
General and administra-
  tive expenses........     722        658      2,198      1,631
                       --------   --------   --------   --------
                          5,265      3,215     13,655      8,273
                       --------   --------   --------   --------
Income before taxes....   1,621      4,934      8,844      6,212
                       --------   --------   --------   --------
Income tax provision...       -         83         23         83
                       --------   --------   --------   --------
Net income.............$  1,621   $  4,851   $  8,821   $  6,129
                       ========   ========   ========   ========
Net income per share...$    .39    $  1.62   $   2.54   $   2.26
                       ========   ========   ========   ========
Weighted average shares
  outstanding..........   4,193      2,994      3,474      2,715
                       ========   ========   ========   ========



-----------------------------------------------------------------
        See notes to consolidated financial statements.


             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)


                                            Nine Months Ended
                                               September 30
                                           ---------------------
                                             1996         1995
                                           --------     --------
                                               (In thousands)
Operating Activities
 Net income............................... $  8,821     $  6,129
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Equity in earnings.....................     (121)        (228)
   Dividends received.....................        -           76
   Distributions from operations of
     real estate partnership and
     corporate joint venture..............      353          229
   Depreciation and amortization..........    1,591          911
   Amortization of discounts, deferred
     gains and other......................      (22)        (106)
   Gain on real estate and
      mortgage loans......................   (5,863)      (4,178)
   Gain on securities.....................     (304)      (1,393)
   Minority interest depreciation.........     (134)        (155)
   Changes in operating assets and
     liabilities:
     Decrease (increase) in
       receivables........................     (232)         146
     Increase in accounts payable and
       accrued expenses...................    2,163          701
                                           --------     --------
   Cash provided by operating activities..    6,252        2,132
                                           --------     --------
Investing Activities
 Payments received on mortgage loans......      397        1,782
 Purchases of investments in real
   estate companies.......................        -         (992)
 Purchase of investment in corporate
   joint venture..........................     (325)           -
 Purchase of mortgage loans...............     (600)           -
 Purchase of real estate properties.......  (70,956)     (13,759)
 Proceeds from sale of real estate
   properties.............................    2,681        5,739
 Proceeds from sale of mortgage loans.....    9,888            -
 Proceeds from sale of investments in
   real estate companies..................    2,281        8,010
 Improvements to real estate owned........   (1,257)        (357)
 Proceeds from merger of EB, Inc..........        -        2,702
                                           --------     --------
Cash provided by (used in) investing
  activities..............................  (57,885)       3,125
                                           --------     --------
Financing Activities
 Principal payments on long-term debt.....   (1,782)        (465)
 Proceeds from borrowings on
   mortgage notes payable.................   25,120            -
 Proceeds from bank borrowings............   17,030       19,344
 Principal payments on bank borrowings....  (10,194)     (13,498)
 Stock options exercised..................      426           30
 Dividends paid...........................   (1,489)        (908)
 Proceeds from private placement
   of stock...............................   16,612            -
 Purchase of treasury stock...............        -          (18)
                                           --------     --------
Cash provided by financing activities.....   45,723        4,485
                                           --------     --------
Increase (decrease) in cash...............   (5,910)       9,742
Cash and cash equivalents at beginning
  of period...............................    6,044          320
                                           --------     --------
Cash and cash equivalents at end of
  period.................................. $    134     $ 10,062
                                           ========     ========


-----------------------------------------------------------------
        See notes to consolidated financial statements.


         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         (In thousands)


                                          Nine Months Ended
                                             September 30
                                         --------------------
                                            1996       1995
                                         --------    --------
                                             (In thousands)
Preferred stock, $.001 par value
  Balance at beginning of period......    $     -     $     -
  Modification of private placement...          1           -
                                          -------     -------
  Balance at end of period............          1           -
                                          -------     -------
Common stock, $.001 par value
  Balance at beginning of period......      2,008       1,563
  Shares issued in merger with
    EB, Inc...........................          -         429
  Exercise stock options..............         37           5
  Shares issued - stock dividend......      1,006           -
  Shares issued - private placement...      1,140           -
  Modification of private placement...         (1)          -
  Reincorporation in Maryland.........     (4,187)          -
  Retire treasury shares..............          -          (1)
                                          -------     -------
  Balance at end of period............          3       1,996
                                          -------     -------
Additional paid-in capital
  Balance at beginning of period......     32,882      26,847
  Shares issued in merger with
    EB, Inc...........................          -       5,941
  Exercise stock options..............        389          25
  Stock dividend......................     (1,006)          -
  Shares issued private placement.....     15,472           -
  Reincorporation in Maryland.........      4,187           -
  Retire treasury shares..............          -         (17)
                                          -------     -------
  Balance at end of period............     51,924      32,796
                                          -------     -------
Retained Earnings
  Balance at beginning of period......     13,729       3,158
  Net income..........................      8,821       6,129
  Cash dividends declared.............     (1,489)       (907)
                                          -------     -------
  Balance at end of period............     21,061       8,380
                                          -------     -------
Treasury shares, at cost
  Balance at beginning of period......         -           -
  Purchase treasury shares............         -          18
  Retire treasury shares..............         -         (18)
                                         -------     -------
  Balance at end of period............         -           -
                                         -------     -------
Unrealized gain on securities
  Balance at beginning of period......       592         670
  Unrealized gain on securities.......      (377)      2,302
                                         -------     -------
  Balance at end of period............       215       2,972
                                         -------     -------
Total shareholders' equity............   $73,204     $46,144
                                         =======     =======


---------------------------------------------------------------
      See notes to consolidated financial statements


Notes to Consolidated Financial Statements (Unaudited)
September 30, 1996

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
                                             Nine Months Ended
                                                September 30
                                          -----------------------
                                             1996         1995
                                          ----------   ----------

          Cash paid for interest.......   $2,350,000   $1,860,000
          Cash paid for income taxes...       23,000      102,000

(5)  Acquisitions and Dispositions

      On March 7, 1996, Parkway Texas Corporation, a wholly-owned subsidiary of the Company purchased the One Park 10 Plaza Office Building in Houston, Texas from a major insurance company. One Park 10 Plaza is an eight-story office building with approximately 161,235 square feet of rentable area and 609 parking spaces located in the Katy Freeway/Energy Corridor office submarket of Houston. The $6,700,000 purchase price was funded with existing cash reserves.

      On April 15, 1996, Parkway Houston, Inc., a wholly-owned subsidiary of the Company purchased the 400 North Belt Centre' Office Building and the Woodbranch Office Building in Houston, Texas from a major insurance company. The 400 North Belt Centre' Office Building is a 12-story Class A office building with approximately 220,934 square feet of rentable area and a 723 space parking garage located in the Greenspoint/North Belt office submarket of Houston near the Houston Intercontinental Airport. The Woodbranch Office Building is a 6-story office building with approximately 109,392 square feet of rentable area and a 352 space parking garage located in the Katy Freeway/Energy Corridor. The total purchase price for these two buildings was $13,900,000 and was funded with existing cash reserves and advances on the Company's acquisition line of credit and working capital line of credit.

      On May 31, 1996, the Company sold 157 mortgage loans which resulted in a gain of $4,760,000 and net cash proceeds of $9,888,000.

      On July 9, 1996, Parkway Virginia, Inc., a wholly-owned subsidiary of the Company purchased three office buildings in northern Virginia from a major insurance company. The 8381 and 8391 Courthouse Road Buildings are each three-story buildings connected by a common courtyard located in Tysons Corner, Virginia. The two buildings contain an aggregate of approximately 94,929 square feet of rentable area and have a 333 space parking area. The Cherokee Business Center is a three-story office building located in Alexandria, Virginia containing approximately 53,710 square feet of rentable area and a 221 space parking area. The purchase price for this three-building portfolio of $11,050,000 was funded with existing cash reserves.

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

      On September 30, 1996, Parkway Carolina, Inc. a wholly-owned subsidiary of Parkway Properties, Inc. purchased the BB&T Financial Center in Winston-Salem, North Carolina from a major insurance company. The BB&T Financial Center is a 19-story Class A office building with approximately 238,919 square feet of rentable area situated in a one-block landscaped park in the central business district of Winston-Salem. The purchase price of $24,500,000 was funded with existing cash reserves and borrowings of $6,836,000 on a line of credit with Deposit Guaranty National Bank at a rate equal to the 90-day LIBOR rate plus 2.35%.

(6)  Subsequent Events

      Subsequent to September 30, 1996, the Company sold its remaining 20,575 shares of beneficial interest in EastGroup Properties. The sales will result in a gain in the fourth quarter of $207,000 and cash proceeds of $498,000. Funds from these sales were used to pay down the working capital line of credit.

      On October 31, 1996, Parkway Houston, Inc., a wholly-owned subsidiary of the Company purchased the Tensor Building in Houston, Texas for $2,820,000. The Tensor Building contains approximately 92,017 square feet of rentable area. The
$2,820,000 purchase price was funded with advances on the Company's working capital line of credit.

      In two separate sales transactions in November, the Company sold approximately 16 acres of land in Sugar Land, Texas for a net sales price of $2,224,000 which will result in a gain of $239,000 in the fourth quarter. Funds from these sales were used to reduce the outstanding balance of the working capital line of credit.

(7)  Capital Transactions

     On June 14, 1996, the Company sold an aggregate of 1,140,000 shares of common stock at $15.25 per share in a private placement transaction to seven institutional investors for an aggregate cash purchase price of $17,385,000. Expenses of the transaction were $773,000, resulting in net cash proceeds of $16,612,000. On August 16, 1996, the Company modified this private placement by having two of the institutional investors who subscribed to the private placement amend their subscriptions to accept in lieu of shares of Common Stock an equal number of shares of the Company's non-voting Class A Preferred Stock, $.001 par value ("Preferred Stock"). This modification of the private placement was done to bring the private placement in compliance with a technical rule of the NASDAQ National Market (the market upon which the Company's Common Stock was traded at the time of the private placement) that restricts a listed company's ability to engage in private placements for more than 20% of a listed company's outstanding voting securities at a price less than the Company's book value per share. On October 18, 1996, the Company's stockholders approved a further amendment to the subscriptions allowing such investors to exchange all of their Preferred Stock for Common Stock on a share-for-share basis (the "Exchange Right"), and the Company and the two investors entered into the amendment immediately after the stockholder vote approving the Exchange Right. On October 29 and 30, 1996, the investors exchanged all of the their Preferred Stock for Common Stock pursuant to the Exchange Right, and no shares of Preferred Stock remain outstanding.

      An outline of the terms of the Preferred Stock, which is no longer outstanding, follows. Dividends on outstanding shares of Preferred Stock were declared and paid simultaneously with any dividends payable on the Common Stock, and, for all dividends paid and declared on or before December 31, 1996, such dividend was paid at a per share dividend rate of the greater of (i) twenty-four cents ($0.24) per share per quarter or (ii) the per share dividend declared and paid on Common Stock for the same quarter, as adjusted for stock dividends, stock splits or similar capital changes. If the Preferred Stock had remained outstanding after December 31, 1996, the dividend rate was to have increased. No dividend was to be paid or declared, nor any distribution made on any other class of stock )other than a dividend payable in stock of the same class) nor could any shares of Common Stock be acquired for consideration by the Company unless all accrued dividends on the Preferred Stock for all past dividend periods had been paid.

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


                    PARKWAY PROPERTIES, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION
-------------------
(Comments  are  for  the balance sheet dated September  30,  1996 compared to the balance sheet dated December 31, 1995.

      Total assets of the Company were $143,961,000 at September 30, 1996, an increase of $55,918,000 from December 31, 1995.
Liabilities increased $31,925,000 to $70,757,000 during the  same
period.   Book value per share increased from $16.34 at  December
31, 1995 to $17.38 at September 30, 1996.

      Office building investments increased a net $68,552,000 during the nine months ended September 30, 1996. This is primarily due to the purchase of eight office buildings during this nine month period. Those purchases are outlined below.

                                                    Capitalized
       Date            Building           Sq. Ft.      Costs
     --------  -------------------------  -------  --------------
     03/07/96  One Park Ten               161,235    $ 6,721,000
     04/15/96  400 North Belt Centre'     220,934     10,205,000
     04/15/96  Woodbranch                 109,392      3,984,000
     07/09/96  Cherokee                    53,710      3,521,000
     07/09/96  Courthouse Rd. (2 Bldgs.)   94,929      7,609,000
     08/09/96  Falls Pointe               105,655      9,078,000
     08/09/96  Roswell North               57,715      4,654,000
     09/30/96  BB&T                       238,919     24,507,000
                                                     -----------
                                                     $70,279,000
                                                     ===========

      During the nine months, the Company also purchased an additional 5% ownership interest in the One Jackson Place office building from a limited partner in the partnership that owned the building for $5,000 cash plus assumption of its pro rata share of liabilities. Other net changes in office building investments include capital improvements of $980,000 and depreciation of $1,591,000.

      Real estate held for sale decreased a net $297,000 during the nine months ended September 30, 1996. Land held for sale decreased $235,000 due to the sale of seven residential lots and approximately 25 acres of land, as well as writedowns of $445,000 taken to reflect current market prices, as evidenced by signed contracts with third-party purchasers on certain properties. The sales mentioned above resulted in gains of $226,000 with net cash proceeds of $451,000. The Company purchased the remaining $34.55% interest in Golf Properties, Inc., the corporate joint venture, from its prior owner on September 30, 1996 for $325,000. Golf Properties, Inc. is now a wholly-owned subsidiary of the Company and its assets totaling $435,000 are reflected in real estate held for sale. Operating properties held for sale decreased a net $62,000 during the nine months. On March 26, 1996, the Company purchased the minority owner's interest in two properties received in the EB, Inc. merger. The Company purchased an additional 16% interest in the Club at Winter Park for $404,000 and an additional 13% interest in the Oak Creek Apartments for $268,000. On June 15, 1996, the Company sold its 53% investment in Oak Creek Apartments having a basis of $826,000 which resulted in a gain of $998,000 with net cash proceeds of $1,824,000. During the nine months, the Company also sold twelve townhomes located in Corpus Christi and Houston, Texas which resulted in gains of $181,000 with net cash proceeds of $408,000. Other increases in operating properties held for sale for the nine months include improvements of $277,000 and the foreclosure of one mortgage loan with a net basis of $43,000.

      Mortgage loans decreased a net $4,988,000 during the nine months. In March 1996, the Company purchased a portfolio of 10 mortgage loans with a principal balance of $648,000 for $600,000 and a current yield to the Company of 10%. In connection with the purchase, the Company received repayment of notes receivable from a former affiliate of $177,000. On May 31, 1996, the Company sold 157 mortgage loans, including the ten loans discussed above, which resulted in a gain of $4,760,000 and net cash proceeds of $9,888,000. Mortgage loans also decreased $397,000 due to principal payments received and increased $20,000 due to the amortization of interest rate valuations on mortgage loans. The Company foreclosed on one mortgage loan during the nine months with a net balance of $30,000 and recognized $143,000 in gains on collection of mortgage loans. At September 30, 1996, the Company's investment in mortgage loans totaled $6,173,000 and consisted of 5 mortgage loans.

      The investment in real estate securities decreased a net $2,359,000 during the nine months ended September 30, 1996, in part due to the sale of an investment in a real estate investment trust that resulted in a loss of $190,000 and cash proceeds of $799,000. The Company also sold 70,000 shares of common stock in EastGroup Properties that resulted in gains of $491,000 and cash proceeds of $1,482,000. The Company recorded a net decrease in unrealized gains for the nine months of $377,000.

      The net decrease in real estate partnerships and corporate joint venture for the nine months was $373,000. The Company recorded equity in earnings of real estate partnerships and corporate joint venture of $121,000 and received distributions of $353,000. In addition, the Company purchased the remaining 34.55% interest in Golf Properties, Inc., the corporate joint venture, from its prior owner on September 30, 1996 for $325,000. Golf Properties, Inc. is now a wholly-owned subsidiary of the Company and its assets are reflected in real estate held for sale, resulting in a decrease in Corporate Joint Venture of $466,000.

     During the nine months ended September 30, 1996, the Company made net advances of $6,836,000 on the working capital line of credit which includes advances of $7,800,000 and repayments of $964,000. Advances and repayments on the acquisition line for the nine months totaled $9,230,000.

      Notes payable without recourse increased a net $24,116,000 largely due to the placement of long-term financing on five of the office building properties purchased in late 1995 and 1996.
The detail of those placements are as follows:

                               Maturity   Fixed
   Property        Amount        Date     Rate         Terms
--------------   -----------   --------   -----   ----------------
IBM Building     $ 4,800,000    3/2011    7.70%   15 year
                                                  fully amortizing

Waterstone         5,620,000    7/2011    8.00%   15 year
                                                  fully amortizing

One Park 10        4,700,000    8/2011    8.35%   15 year
                                                  fully amortizing

400 North Belt     6,750,000    8/2011    8.25%   15 year
                                                  fully amortizing

Woodbranch         3,250,000    8/2011    8.25%   15 year
                                                  fully amortizing
                 -----------
                 $25,120,000
                 ===========

      Decreases of $1,004,000 in notes payable without recourse reflect scheduled principal payments.

      Mortgage notes payable on wrap mortgages decreased $898,000 due to the payoff of one wrap note totaling $698,000 and scheduled principal payments of $200,000.

     Deferred gains totaling of $292,000 were recognized upon the sale of 157 mortgage loans discussed previously.

       Shareholders' equity increased $23,993,000 during the comparison period as a result of the following factors:

                                             Increase (decrease)
                                             -------------------
                                                (In thousands)

          Net income                               $ 8,821
          Dividends declared and paid               (1,489)
          Decrease in unrealized gains                (377)
          Exercise of stock options                    426
          Shares issued - private placement         16,612
                                                   -------
                                                   $23,993
                                                   =======

      On April 30, 1996, the Company completed a 3 for 2 common stock split, effected in the form of a stock dividend of one
share  for  every  two  shares  outstanding.   Common  stock  and
additional paid-in capital for June 30, 1996 reflect the stock split.

     On June 14, 1996, the Company sold an aggregate of 1,140,000 shares of common stock at $15.25 per share in a private placement transaction to seven institutional investors for an aggregate cash purchase price of $17,385,000. Expenses of the transaction were $773,000, resulting in net cash proceeds of $16,612,000. Further details with respect to certain modifications are described under "Part II. -- Item 2. Changes to Securities".

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

RESULTS OF OPERATIONS
---------------------
(Comments  are  for  the  three  months  and  nine  months  ended
September 30, 1996 compared to the three months and nine months ended September 30, 1995.)

      Operations of office buildings properties are summarized below:

                           Three Months Ended   Nine Months Ended
                              September 30        September 30
                           ------------------   -----------------
                            1996       1995      1996      1995
                           -------    -------   -------   -------
                                        (In thousands)

     Income from real
       estate properties.. $ 5,054    $ 1,797   $12,184   $ 4,347
     Real estate
       operating expense..  (2,329)      (781)   (5,503)   (1,782)
                           -------    -------   -------   -------
                             2,725      1,016     6,681     2,565
     Interest expense on
       real estate
       properties.........  (1,059)      (553)   (2,390)   (1,605)

     Depreciation and
       amortization.......    (647)      (303)   (1,591)     (806)
     Minority interest....      16         44        12       113
                           -------    -------   -------   -------
                           $ 1,035    $   204   $ 2,712   $   267
                           =======    =======   =======   =======

      Operations  for  the three months and  nine  months  ending
September 30, 1996 reflect the purchase of the following office buildings:

               Building           Purchase Date   Sq. Feet
         ----------------------   -------------   --------
         Mtel Centre'               07/31/95       260,559
         IBM Building               10/02/95        91,276
         Waterstone                 12/18/95        92,600
         One Park 10                03/07/96       161,235
         400 North Belt Centre'     04/15/96       220,934
         Woodbranch                 04/15/96       109,392
         Cherokee                   07/09/96        53,710
         Courthouse                 07/09/96        94,929
         Falls Pointe               08/09/96       105,655
         Roswell North              08/09/96        57,715
         BB&T                       09/30/96       238,919

      Income from real estate properties increased significantly during the three months and nine months ending September 30, 1996 compared to the three months and nine months ending September 30, 1995 due to the purchases above increasing the number of office properties owned.

     Operations of other real estate properties held for sale are summarized below:

                           Three Months Ended   Nine Months Ended
                              September 30        September 30
                           ------------------   -----------------
                           1996       1995      1996      1995
                           -------    -------   -------   -------
                                       (In thousands)

     Income from real
       estate properties.. $   421    $   517   $ 1,375   $ 1,698
     Real estate
       operating expense..    (292)      (527)   (1,067)   (1,582)
                           -------    -------   -------   -------
                               129        (10)      308       116

     Interest expense on
       real estate
       properties.........       -         (6)        -       (26)

     Depreciation and
       amortization.......       -        (45)        -      (105)
                           -------    -------   -------   -------
                           $   129    $   (61)  $   308   $   (15)
                           =======    =======   =======   =======

      The decrease in revenues of other real estate properties held for sale for the three months and nine months ending
September 30, 1996 compared to the same periods of 1995 is primarily due to the June 1996 sale of the Oak Creek Apartments and the August 1995 sale of the American Inn North Motel. The decrease also reflects sales in 1996 of twelve townhomes located in Corpus Christi and Houston, Texas, seven residential lots and approximately 25 acres of land as well as sales in 1995 of four townhomes in Corpus Christi, Texas, four foreclosed homes in San Antonio, Texas and various residential lots and parcels of real estate.

      The  effect  on  the Company's operations  related  to  One
Jackson Place included in the operations of office buildings above is as follows:

                           Three Months Ended   Nine Months Ended
                              September 30        September 30
                           ------------------   -----------------
                            1996       1995      1996      1995
                           -------    -------   -------   -------
                                        (In thousands)

     Revenue               $   893    $   893    $ 2,771  $ 2,735
     Operating expenses       (395)      (350)    (1,119)  (1,031)
     Interest expense         (363)      (518)    (1,093)  (1,554)
     Depreciation             (218)      (224)      (646)    (674)
     Minority interest
       income                   16         43         12      113
                           -------    -------    -------  -------
     Net income (loss)     $   (67)   $  (156)   $   (75) $  (411)
                           =======    =======    =======  =======

      The  effect  on  the Company's operations related  to  Mtel
Centre' included in the operations of office buildings above is as follows:

                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                            1996       1995      1996      1995
                           -------    -------   -------   -------
                                        (In thousands)

     Revenue               $   977    $   587   $ 2,923   $   587
     Operating expenses       (406)      (281)   (1,191)     (281)
     Interest expense         (210)       (29)     (637)      (29)
     Depreciation              (83)       (51)     (245)      (51)
                           -------    -------   -------   -------
     Net income            $   278    $   226   $   850   $   226
                           =======    =======   =======   =======

      The decrease in interest on mortgage loans of $90,000 for the three months ending September 30, 1996 compared to 1995 as well as the increase of $520,000 for the nine months ending September 30, 1996 compared to 1995 reflect the many changes in the investment in mortgage loans over the last two years. Increases in interest on mortgage loans were due primarily to income recorded on mortgages received in the April 27, 1995 merger with EB, Inc., loans made to facilitate sales in 1995 and loans purchased in 1996. Decreases in interest on mortgage loans are primarily due to payoffs of loans received in 1995 and the sale of 157 mortgage loans on May 31, 1996.

      Equity in earnings of real estate companies for the nine months ended September 30, 1995 reflects $135,000 recognized on the Company's investment in EB, Inc. prior to the April 27, 1995 merger of EB with a wholly-owned subsidiary.

     Equity in earnings of real estate partnerships and corporate joint venture consists of the following:

                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                            1996       1995      1996      1995
                           -------    -------   -------   -------
                                        (In thousands)

     Golf Properties, Inc. $    40    $    37   $    83   $    67
     Wink/Parkway
       Partnership              11          9        38        26
                           -------    -------   -------   -------
     Net income            $    51    $    46   $   121   $    93
                           =======    =======   =======   =======

      Gains on securities for the three months ending September 30, 1996 is due primarily to the sale of 62,000 shares of beneficial interest in EastGroup Properties for $1,306,000 net of closing costs with a basis of $877,000 resulting in a gain of $429,000. For the comparative period of 1995, the gains are due primarily to the sale of 215,000 shares of Union Planters stock acquired in the EB, Inc. merger for $6,259,000 with a basis of 5,081,000 resulting in a gain of $1,178,000. Also during 1995, the Company sold 17,400 shares of EastGroup stock for $353,000 with a basis of $246,000 and other investments in real estate company securities for $179,000 with a basis of $172,000.

      Net gains on sale of securities for the nine months ending September 30, 1996 include the sale of 70,000 shares of EastGroup stock for $1,482,000 with a basis of $991,000 resulting in a gain of $491,000 as well as the sale of shares in a real estate investment trust for $799,000 with a basis of $989,000 resulting in a loss of $190,000. The net gain on securities of $1,393,000 for the nine months ended September 30, 1995 is due to the sale of 252,705 shares of Union Planters stock for $7,275,000 with a basis of $5,972,000, 17,400 shares of EastGroup stock for $353,000 with a basis of $246,000 and other investments in real estate company securities for $382,000 with a basis of $399,000.

     The increase in interest on investments reflects higher cash balances invested in interest bearing accounts in 1996 as compared to 1995.

      Gain on real estate and mortgage loans consists of the following:

                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                            1996       1995      1996      1995
                           -------    -------   -------   -------
                                        (In thousands)
     Sales:
       Land                $    48    $ 2,239   $   226   $ 2,601
       Other operating
        properties             115        463     1,179       575
       Mortgages                 -          -     4,760         -

     Writedowns to land          -       (179)     (445)     (179)

     Gains recognized
       on collection of
       mortgage loans            -        819       143     1,181
                           -------    -------   -------   -------
                           $   163    $ 3,342   $ 5,863   $ 4,178
                           =======    =======   =======   =======

     The sales shown above provided net cash proceeds of $377,000 and $12,572,000 during the three months and nine months ended
September 30, 1996, respectively.

      Interest expense on notes payable on wrap mortgages for the nine months ending September 30, 1996 of $340,000 reflects interest on notes received in the April 27, 1995 merger with EB, Inc. At the date of merger, the Company owned 40% of the notes and subsequently increased its ownership to 100%, accounting for the increase in this expense. Interest expense on notes payable to banks of $95,000 for the nine months ending September 30, 1996 reflects interest on borrowings under bank lines of credit.

      The increase in general and administrative expenses is primarily due to an increase in costs associated with recent mergers and acquisitions and the Company's move to the New York Stock Exchange from the NASDAQ National Market System. Effective August, 1996, the Company was listed on the New York Stock Exchange (NYSE). Included in general and administrative expenses is a one-time listing fee of $78,000. The EB, Inc. merger was effective April 27, 1995, therefore, general and administrative expenses of EB, Inc. for only five months have been included in the nine months ended September 30, 1995 compared to nine months of expenses included in the nine months ended September 30, 1996. Professional fees also increased $79,000 as compared to 1995, reflecting primarily the $65,000 cost of conducting an odd-lot program to reduce the number of shareholders owning less than 100 shares of stock as a result of the recent mergers. The EB, Inc. merger resulted in over 4,000 new shareholders for the Company which also contributed to an $83,000 increase in shareholder reporting expenses. Other increases in legal and accounting fees were due to the Company's recent growth.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Cash and cash equivalents were $134,000 at September 30, 1996 compared to $6,044,000 at December 31, 1995.

      Funds provided by operations, mortgage loan receivable payments, proceeds from the sale of investments in real estate securities, sales of real estate, sales of mortgage loans, proceeds from long term financing, borrowings on lines of credit and proceeds from a private placement of stock were the primary sources of funds for the Company during the nine months ended September 30, 1996. Funds provided by these sources and cash balances were sufficient to cover repayment of long-term debt, dividends paid to shareholders, improvements to real estate properties, the payment of operating expenses and the purchase of real estate properties and mortgage loans. At September 30, 1996, the Company had available $134,000 in cash and short-term investments. Management believes that funds generated from operations, borrowings on lines of credit and cash on hand will be sufficient to cover long and short-term operating cash requirements.

      At September 30, 1996, the Company had $53,452,000 of non-recourse fixed rate mortgage indebtedness with an average interest rate of 7.95% secured by office properties. Based on the Company's total market capitalization of $87,934,000 at September 30, 1996 (at the September 30, 1996 stock price of $20.88 per share), the Company's debt represented approximately 42% of its total market capitalization.

     At September 30, 1996, the Company had available $45,000,000 on its acquisition line of credit and $3,164,000 on its working capital line of credit with Deposit Guaranty National Bank in Jackson, Mississippi. The Company plans to continue actively pursuing the purchase of office building investments that meet the Company's investment criteria and intends to use these lines of credit and cash balances to fund those acquisitions. Both lines of credit have an interest rate equal to the 90-day LIBOR rate plus 2.35% (adjusted quarterly), interest due monthly and commitment fees of .125% due upon acceptance. In addition, both lines of credit have fees of .125% on the unused balances due quarterly. The acquisition line of credit matures June 30, 1998 and the $10,000,000 working capital line of credit matures June 30, 1997.

      Subsequent to quarter end, the Company sold its remaining 20,575 shares of beneficial interest in EastGroup Properties. The sales will result in a gain in the fourth quarter of $207,000 and cash proceeds of $498,000. Funds from these sales were used to pay down the working capital line of credit.

      On October 31, 1996, Parkway Houston, Inc., a wholly-owned subsidiary of the Company purchased the Tensor Building in Houston, Texas for $2,820,000. The Tensor Building contains approximately 88,000 square feet of rentable area. The $2,820,000 purchase price was funded using existing cash reserves and advances on the Company's working capital line of credit.

      In two separate sales transactions in November, the Company sold approximately 16 acres of land in Sugar Land, Texas for a net sales price of $2,224,000 which will result in a gain of $239,000 in the fourth quarter. Funds from these sales were used to reduce the outstanding balance on the working capital line of credit.


                    PARKWAY PROPERTIES, INC.

                  PART II.  OTHER INFORMATION


Item 2.   Changes in Securities
          ---------------------

     On June 14, 1996, the Company sold an aggregate of 1,140,000 shares of common stock at $15.25 per share in a private placement transaction to seven institutional investors for an aggregate cash purchase price of $17,385,000. Expenses of the transaction were $773,000, resulting in net cash proceeds of $16,612,000. On August 16, 1996, the Company modified this private placement by having two of the institutional investors who subscribed to the private placement amend their subscriptions to accept in lieu of shares of Common Stock an equal number of shares of the Company's non-voting Class A Preferred Stock, $.001 par value ("Preferred Stock"). This modification of the private placement was done to bring the private placement in compliance with a technical rule of the NASDAQ National Market (the market upon which the Company's Common Stock was traded at the time of the private placement) that restricts a listed company's ability to engage in private placements for more than 20% of a listed company's outstanding voting securities at a price less than the Company's book value per share. On October 18, 1996, the Company's stockholders approved a further amendment to the subscriptions allowing such investors to exchange all of their Preferred Stock for Common Stock on a share-for-share basis (the "Exchange Right"), and the Company and the two investors entered into the amendment immediately after the stockholder vote approving the Exchange Right. On October 29 and 30, 1996, the investors exchanged all of the their Preferred Stock for Common Stock pursuant to the Exchange Right, and no shares of Preferred Stock remain outstanding.

      An outline of the terms of the Preferred Stock, which is no longer outstanding, follows. Dividends on outstanding shares of Preferred Stock were declared and paid simultaneously with any dividends payable on the Common Stock, and, for all dividends paid and declared on or before December 31, 1996, such dividend was paid at a per share dividend rate of the greater of (I) twenty-four cents ($0.24) per share per quarter or (ii) the per share dividend declared and paid on Common Stock for the same quarter, as adjusted for stock dividends, stock splits or similar capital changes. If the Preferred Stock had remained outstanding after December 31, 1996, the dividend rate was to have increased. No dividend was to be paid or declared, nor any distribution made on any other class of stock )other than a dividend payable in stock of the same class) nor could any shares of Common Stock be acquired for consideration by the Company unless all accrued dividends on the Preferred Stock for all past dividend periods had been paid.


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

      On October 18, 1996, the Company held a Special Meeting  of
Stockholders at which stockholder's voted as follows on the proposal described below:

     (1) Approval of the Company entering into an agreement with two institutional investors which agreement will allow such investors to exchange 576,000 shares of the Company's Class A Preferred Stock, $.001 par value per share, for 576,000 shares of the Company's Common Stock, $.001 par value per share on a share-for-share basis.

                         FOR       2,270,948
                         AGAINST      27,532
                         ABSTAIN      28,704

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Reports on Form 8-K

               (1)  Filed July 11, 1996

                    Reporting the June  14,  1996
                    Private Placement transaction with seven institutional investors.

               (2)  Filed July 23, 1996

                    Reporting  the July  9,  1996
                    purchase  of The Cherokee Building  and  8381
                    and 8391 Courthouse Road Buildings.

               (3)  Filed August 5, 1996

                    Reporting the merger  of  The
                    Parkway  Company,  a Texas  corporation  into
                    Parkway    Properties,   Inc.,   a   Maryland
                    corporation.

               (4)  Filed August 23, 1996

                    Reporting the August 9,  1996
                    purchase  of  The  Falls Pointe  and  Roswell
                    North Buildings.

               (5)  Filed August 30, 1996

                    Amendment to Form  8-K  filed
                    July  23,  1996 reporting "Item 7.  Financial
                    Statements and Exhibits".


                           SIGNATURE
                           ---------

          Pursuant to the requirements of the Securities Exchange
Act  of  1934, the Registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.


DATED:  November 14, 1996             PARKWAY PROPERTIES, INC.



                                      /s/ Regina P. Shows
                                      Regina P. Shows, CPA
                                      Controller



                                      /s/ Sarah P. Clark
                                      Sarah P. Clark, CPA
                                      Vice-President,
                                      Chief Financial Officer,
                                      Treasurer and Secretary