Form 10KSB
period 1996-12-31
PARKWAY PROPERTIES INC
filed 1997-03-31
CIK 729237

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                             -------
                           FORM 10-KSB

             ANNUAL REPORT UNDER SECTION 13 or 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
                             -------
           For the fiscal year ended December 31, 1996
                 Commission file number 1-11533

                    PARKWAY PROPERTIES, INC.
         (Name of small business issuer in its charter)

           Maryland                               74-2123597
 (State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)             Identification No.)

     300 One Jackson Place                        39201-2195
     188 East Capitol Street                      (Zip Code)
     Jackson, Mississippi
(Address of principal executive offices)

            Issuer's telephone number:  (601)948-4091

      Securities registered under Section 12(b) of the Act:
                              None

      Securities registered under Section 12(g) of the Act:
                  Common Stock, $.001 Par Value

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES   X        NO

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB            ( X )

       Revenues for the year ended December 31, 1996 were $34,537,000.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 25, 1997 was $149,566,000.

     The number of shares outstanding in the issuer's class of common stock as of March 25, 1997 was 6,287,130.

               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference into Part III.

-----------------------------------------------------------------

                             PART I

Item 1.  Description of Business

General

      Parkway Properties, Inc. ("Parkway" or the "Company") is a self-administered real estate investment trust specializing in the acquisition, ownership, management and leasing of office properties in the Southeastern United States and Texas. At March 25, 1997, Parkway owned or had an interest in 21 office properties located in nine states with an aggregate of approximately 2,595,224 square feet of leasable space.

       Since  July  1995,  Parkway  has  pursued  a  strategy  of aggressively acquiring office properties. Parkway seeks to invest in markets characterized by positive employment and population growth with attractive real estate market dynamics and investment conditions. Parkway also seeks to invest in office properties where management can add value through direct asset and property management, a "hands-on" operating strategy and Parkway's financial flexibility. Concurrently with its recent office property acquisitions, Parkway has strategically disposed of selected non-core assets which no longer fit into its investment strategy and has redeployed the proceeds from such dispositions into office property investments.

      Through its predecessors, Parkway has been a public company engaged in the real estate business since 1971. A fundamental component of Parkway's business strategy over the years has been the investigation of possible mergers or acquisitions of other real estate companies to increase its asset base and, thereby, its ability to compete with larger real estate investors for attractive real estate opportunities. The most recent activity in this area included the mergers of First Continental Real Estate Investment Trust effective May 10, 1994, Congress Street Properties, Inc. effective November 29, 1994 and EB, Inc. effective April 27, 1995.

      Since January 1996, the capital structure of Parkway has changed substantially.

          A 3 for 2 stock split effected in the form of a stock dividend was completed on April 30, 1996 ("Stock
          Split").

          The private placement of 1,140,000 shares of common stock to seven institutional investors was completed on June 14, 1996 with net proceeds to the Company of $16,612,000.

          The Company was reorganized as a Maryland corporation effective August 2, 1996 through the merger of its predecessor, The Parkway Company, a Texas corporation, with and into Parkway Properties, Inc., a wholly-owned subsidiary formed as a Maryland corporation.

          On August 22, 1996, Parkway listed its shares of common stock for trading on the New York Stock Exchange under the symbol "PKY". Prior to this date, the shares were quoted on the NASDAQ National Market under the symbol "PKWY".

          On January 22, 1997, the Company completed the sale of 2,012,500 shares of common stock under its existing shelf registration to a combination of retail and institutional investors with net proceeds to the Company of approximately $51,400,000.

          Effective January 1, 1997, the Company elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 ("Code"), as amended.

      Through Parkway Realty Services (formerly Eastover Realty) ("Parkway Realty"), a wholly-owned subsidiary, Parkway is also involved in the management of commercial properties for which it receives management fees. Parkway Realty currently manages and/or leases a portfolio of 984,000 square feet of commercial property, primarily office properties, for third parties. Additionally, Parkway Realty manages and leases three office properties owned by the Company in Jackson, Mississippi. Parkway Realty also performs brokerage services on a commission basis.

      Until December 31, 1996, Parkway operated as a real estate operating company. For the taxable years 1996 and 1995, Parkway paid virtually no federal income taxes ($64,000 in 1995 and none in 1996) primarily because Parkway has certain net operating losses ("NOLs") to shelter most of Parkway's income from such taxes. However, the increase in the number of outstanding common shares which resulted from the completion of the private placement of common shares in June 1996 and Parkway's recent mergers have caused the use of Parkway's NOLs to be significantly limited in any one year. Accordingly, Parkway's board of directors determined that it was in the best interests of Parkway and its shareholders to elect to qualify Parkway as a REIT under the Code for the taxable year beginning January 1, 1997, which allows Parkway to be generally exempt from federal income taxes even if its NOLs are limited or exhausted, provided it meets various REIT requirements.

Business Objectives and Strategy of the Company

      Parkway's business objective is to maximize total return to stockholders primarily through increases in dividend distributions and share price appreciation. During 1996, Parkway increased its quarterly dividend from $.1133 (as adjusted for Stock Split) in the first quarter to $.25 in the fourth quarter, a 121% increase. The Company anticipates that its dividend payout ratio will approximate 50% of its funds from operations ("FFO") for 1997, subject to compliance with the REIT distribution requirements.

      Parkway's management team consists of experienced office property specialists with proven capabilities in office property acquisition, operation, management, leasing, development and sales. In addition, management has extensive experience in acquiring other real estate companies through mergers and acquisitions. Management believes that these capabilities should allow Parkway to continue to create property value in all phases of the real estate cycle. Parkway is actively seeking new investments that meet the criteria set forth in its investment strategy. In pursuing this strategy, Parkway purchased 16 office building investments from July 31, 1995 through March 25, 1997, totaling 2,203,137 square feet of net rentable area. These new investments are discussed in greater detail elsewhere in this report.

      Parkway generally seeks to acquire well-located Class A, A-
or B+ multi-story office buildings in primary or secondary markets in the Southeastern region of the United States and
Texas.    Parkway   generally  targets  for  acquisition   office
buildings ranging in size from 50,000 to 300,000 square feet with current and projected occupancy levels in excess of 70% and with adequate parking to accommodate full occupancy. Parkway targets buildings which are occupied by a major tenant (or tenants) (e.g., a tenant that accounts for at least 30% of the building's total rental revenue and has at least five years remaining on its lease). Parkway attempts to purchase office buildings such that the initial unleveraged yield on its total investment (including
purchase   price,   related   acquisition   costs   and   capital
expenditures generally anticipated for the 12 to 24 months following purchase) will be in the range of 9% to 12% per annum. Parkway defines initial yield as net operating income (revenues less property operating expenses, before interest expense and depreciation) for the calendar year of or following acquisition divided by total investment. Parkway also generally seeks to acquire properties whose total cost per square foot is at least 25% below estimated replacement cost and whose current rental rates are at or below market rental rates. While the Company seeks to acquire properties which meet all of the acquisition
criteria,    specific   property   acquisitions   are   evaluated
individually and may fail to meet one or more of the acquisition criteria at the date of purchase.

     Parkway believes that its focus on its existing and targeted high growth markets in the Southeastern United States and Texas should provide further opportunities to enhance stockholder value. Parkway is presently focusing its resources on acquisitions in both its existing markets and several additional markets in the Southeastern United States. Parkway has targeted these expansion markets based on positive economic indicators such as higher than average job growth and strong real estate market fundamentals such as increasing occupancy levels, strong net absorption and rising rental rates.

Administration

      Since January 1, 1995, Parkway has self-managed and self-administered its operations. Prior to 1995, the Company operated under an expense sharing agreement with certain affiliated companies. Leland R. Speed serves as the Chairman of the Board and Chief Executive Officer of Parkway and EastGroup Properties ("EastGroup"), a former participant in the expense sharing agreement. The administrative costs associated with Mr. Speed are shared equally by the two companies.

     Parkway currently has 37 employees, including its 9 salaried
officers.   This  includes 12 employees which are  reimbursed  by
office buildings managed directly by Parkway Realty Services.

       The operations of the Company are conducted from approximately 12,100 square feet of office space located at 188 East Capitol Street, 300 One Jackson Place, Jackson, Mississippi. The building is owned 78.125% by Parkway and is leased by Parkway at market rental rates. The other 21.875% of the building is owned by an unrelated third party. Approximately 40% of the space leased by the Company is occupied by EastGroup and the Company is reimbursed by EastGroup for its pro rata share of the expenses related to the lease of office space. Effective April 1997, the corporate offices of Parkway Properties, Inc. will relocate to approximately 7,075 square feet on the 10th floor of One Jackson Place. The Company's address will be 188 East Capitol Street, One Jackson Place Suite 1000, Jackson, Mississippi.


Item 2.  Description of Property

General

      The Company invests principally in office buildings in the Southeastern United States and Texas, but is not limited to any
specific  geographical region or property  type.   Including  the
office building acquisitions made through March 25, 1997, the Company has 21 office buildings comprising 2,600,568 square feet of office space located in nine states. As of March 25, 1997, the Company's office investments are located in the following markets:
                                        % of Total Properties
          Market        Square Feet     Based on Square Feet
    -----------------   -----------    ----------------------
Houston, TX           663,086            25.55%
Jackson, MS           572,695            22.07%
Atlanta, GA           255,970             9.86%
Winston-Salem, NC     238,919             9.21%
Dallas, TX            200,726             7.73%
Charlotte, NC         187,207             7.21%
Memphis, TN           177,250             6.83%
Northern VA           146,767             5.66%
Other                 152,604             5.88%

     Property acquisitions in 1996 and 1995 were funded through a variety of sources, including:

          Cash reserves

          Sales   of  non-core  assets,  including  real  estate,
          mortgage loans and securities

          Fixed rate, non-recourse mortgage financing at fully-amortizing terms ranging from 12 to 15 years

          Sale of Parkway common stock

          Advances on bank lines of credit


Office Buildings

      The Company intends to hold its portfolio of office buildings for investment purposes. The Company does not propose any program for the renovation, improvement or development of any of the office buildings, except as called for under the renewal of existing leases or the signing of new leases or improvements necessary to upgrade recent acquisitions to the Company's operating standards. All such improvements are expected to be financed by cash flow from the portfolio of office properties and advances on bank lines of credit.

      In the opinion of management, all properties are adequately covered by insurance.

      All office building investments compete for tenants with similar properties located within the same market primarily on the basis of location, rent charged, services provided and the design and condition of the improvements. The Company also competes with other REITs, financial institutions, pension funds, partnerships, individual investors and others when attempting to acquire office properties.

      The following table sets forth certain information about office properties owned by the Company as of December 31, 1996 (in thousands, except square foot data):

                                     Percentage      % of
                            Total      Leased       Leases                  Market    Mortgage
                           Square      as of       Expiring      Date       Rental     Notes
       Property (1)         Feet      2/28/97     in 1997(4)   Acquired    Rate(5)    Payable
 -----------------------  --------   ----------  -----------  ---------   ---------- ----------
  Houston, TX
  400 North Belt          220,934      95%          8.7%       04/96     $12.50      $6,634
  One Park 10 Plaza       161,243      99%          3.9%       03/96      13.00       4,620
  Woodbranch              109,481      97%         12.2%       04/96      13.00       3,194
  Tensor                   92,017     100%             -       10/96      12.00           -
  West Office(6)           20,900     100%             -       05/94       6.60           -

  Jackson, MS
  Mtel Centre             261,361      97%          3.7%       07/95      16.50      10,422
  One Jackson Place(2)    218,583      98%         10.2%       11/86      18.50      17,934
  IBM Building             92,751     100%         11.6%       10/95      16.25       4,653

  Atlanta, GA
  Falls Pointe            105,655      96%             -       08/96      17.00       6,450
  Waterstone               92,600     100%         27.3%       12/95      17.50       5,521
  Roswell North            57,715      85%         20.8%       08/96      16.00       3,400

  Winston-Salem, NC
  BB&T Financial Center   238,919      99%          6.6%       09/96      19.00           -

  Northern Virginia
  8381 and 8391
  Courthouse Road        92,929      92%         17.0%       07/96      19.50           -
  Cherokee Business
  Center                 53,838     100%          6.5%       07/96      16.00           -

  Other Markets
  Corporate Square         96,011      94%         40.0%       04/90      13.00           -
  Wink Building (3)        32,325     100%          4.3%       06/94       8.31           -
  Cascade III              24,268      86%         37.1%       04/90      16.50           -
                                                                                            -

(1)Ownership is 100% unless noted otherwise. The statistics shown for all properties represent 100% ownership even though the Company may own less than 100% of the property.
(2)Parkway owns 78.125% of One Jackson Place and an unrelated party owns the remaining 21.875% interest.
(3)Parkway  holds  a 50% interest in a partnership that owns the Wink  Building.
   The remaining 50% interest is owned by Wink Engineering, an unrelated party that leases and occupies 95% of the building.
(4)The percentage of leases expiring in 1997 represents the ratio of square feet under leases expiring in 1997 divided by total square feet.
(5)Current rental rate per square foot quoted by the Company to prospective tenants at the property.
(6)West Office includes approximately 7,000 square feet of office space and 13,900 square feet of warehouse space. The market rental rate shown is an average rate for the entire building leased to a single tenant. The current tenant pays all operating expenses, other than property taxes and insurance.


   The    following   table   sets   forth   certain   information    about
office   properties   purchased   by   the  Company   subsequent   to   December
31, 1996:


                                   Percent     % of
                           Total    Leased    Leases
                          Square    as of    Expiring    Date
       Property            Feet    2/28/97    in 1997  Acquired
-----------------------  --------- -------   --------- ---------
Dallas, TX
  Courtyard at Arapaho    200,726     97%       5.7%     03/97

Charlotte, NC
  Charlotte Park
    Executive Center      187,207     92%       4.2%     03/97

Memphis, TN
  Forum II & III          177,250     97%       7.9%     01/97

Houston, TX
  Ashford II               58,511    100%       4.9%     01/97
                          -------
                          623,694
                          =======




      The following table sets forth scheduled lease expirations for properties owned as of March 25, 1997 for leases executed as of December 31, 1996, assuming no tenant exercises renewal options:

                                               Percentage of
  Year of                  Total Rentable      Leased Square
   Lease      Number of     Square Feet     Footage Represented
 Expiration     Leases        Expiring       by Expiring Leases
------------ -----------  ---------------  ---------------------
    1997          77           239,172               9.2%
    1998          72           439,012              16.9%
    1999          60           423,397              16.3%
    2000          37           268,702              10.4%
    2001          52           456,150              17.6%
                 ---         ---------              -----
                 298         1,826,433              70.4%
                 ===         =========              =====

Tenants

      The office properties are leased to approximately 350 tenants, which engage in a wide variety of industries including banking, professional services including legal, accounting, and consulting), energy, financial services and telecommunications. The following table sets forth information concerning the 10 largest tenants of the properties owned as of March 25, 1997 (in thousands, except square foot data):

                                            Annualized                         Lease
                                 Square       Rental                        Expiration
            Tenant                Feet      Revenue(2)    Office Building      Date
 ----------------------------   ---------   ----------   ----------------  ------------
Mtel(1)                          181,472    $ 2,512             (1)             (1)
Burlington Resources             118,274      1,417        400 North Belt    12/31/98
American Medical Electronic       96,166      1,058        Courtyard         12/31/01
Premier Health Systems            92,523      1,554        Charlotte Park    11/30/99
Womble Carlyle Sandridge & Rice   91,968      1,545        BB&T Financial    06/30/05
PGS Tensor                        89,009        816        Tensor            12/31/01
BB&T Bank                         84,168      1,440        BB&T Financial    12/31/07
Northern Telecommunications       82,415      1,007        Courtyard         10/31/99
PSI Process Systems               52,249        766        Forum II & III    12/31/00
Federal Express                   43,738        564        Forum II & III    09/30/03
                                 -------    -------
                                 931,982    $12,679
                                 =======    =======

(1) Mobile Telecommunications Technologies Corporation (Mtel), a service provider in the telecommunications industry, occupies 154,038 net rentable square feet in Mtel Centre' which represents 58.9% of the total net rentable square feet of the building. This lease is non-cancelable, expires in July 2005 and includes a contractual rental increase in the 61st month of the lease term based on the corresponding increase in the Consumer Price Index since the inception of the lease. In addition, Mtel occupies 27,434 net rentable square feet in One Jackson Place which represents 12.6% of the total net rentable square feet of the building. This lease expires in June 2002.
(2) Annualized Rental Revenue represents the rental rate per square foot at December 31, 1996 multiplied by the number of square feet leased by the tenant.



       In   addition   to   the  information  given  above,  the   Company   has
two properties whose book value at December 31, 1996 exceed ten percent of total assets, One Jackson Place and BB&T Financial Center.

       One   Jackson   Place   is   a   14-story   Class   A   office   building
built in 1986. The building was 98% leased at February 28, 1997 with an average effective annual rental rate per square foot of
$17.42.     In    addition   to   the   tenant   listed    on    the    previous
schedule, One Jackson Place has one tenant that occupies 10.53% of the rentable square footage of the building. The tenant provides legal services primarily to corporate clients and the lease expires in February, 2000.

       BB&T Financial Center is a 19-story Class A office building built in 1986. The building was 99% leased at February 28, 1997
with    an    average   effective   annual   rental   per   square    foot    of
$17.50.

       For tax purposes, depreciation is calculated over 40 years for building and improvements, 10 years for tenant improvements
and   5   years   for   equipment,  furniture  and   fixtures.    The   federal
tax basis of One Jackson Place and BB&T Financial Center is as follows (in thousands):

                                          One       BB&T
                                        Jackson   Financial
                                         Place     Center
                                        --------  ----------
Land................................     $1,799    $ 1,018
Building and Improvements...........      6,217     23,343
Equipment, Furniture and Fixtures...         20          -
Tenant Improvements.................      2,809         41

      Real  estate taxes paid for 1996 and 1995 for  One  Jackson
Place were $386,000 and $362,000. Real estate taxes paid for BB&T Financial Center in 1996 were $282,000.

Non-Core Assets

      Since January 1, 1995, Parkway has pursued a strategy of liquidating its non-core assets and using the proceeds from such sales to acquire office properties. The Company defines non-core assets as all assets other than office properties which at December 31, 1996 consisted of land, mortgage loans and other real estate properties. In accordance with this strategy, Parkway sold non-core assets with a book value of approximately $37,300,000 for cash proceeds of approximately $56,700,000 during 1996 and 1995. Aggregate gains for financial reporting purposes from sales, write-downs and deferred gains recognized on non-core assets during 1996 and 1995 were $21,324,000. The book value of all remaining non-office building real estate assets and mortgage loans, all of which are for sale, was approximately $10,070,000 as of December 31, 1996. Of this amount, $5,664,000 represents undeveloped land with a carrying cost of approximately $119,000 annually.

      Two of Parkway's major dispositions of non-core assets during 1996 involved the sale of mortgage loans. On May 31, 1996, Parkway sold 157 of the loans in its mortgage loan portfolio for approximately $9,888,000 in cash, net of estimated expenses. These loans had a book value of $5,128,000, and the sale resulted in a book gain of approximately $4,760,000. On December 24, 1996, Parkway sold its interest in the second mortgage secured by the Pembroke Office Park in Virginia Beach, Virginia (the "Virginia Beach Mortgage") for approximately $9,573,000 in cash. A portion of the proceeds of the sale were used to repay the underlying first mortgages with an aggregate principal amount of $4,415,000, with the remaining proceeds of $5,158,000 being retained by Parkway. The sale of the Virginia Beach Mortgage resulted in a book gain of approximately $3,562,000.
Item 3.  Legal Proceedings

      The Company and its subsidiaries are, from time to time, parties to litigation arising from the ordinary course of their business. Management of Parkway does not believe that any such litigation will materially effect the financial position or operations of Parkway.


Item 4.  Submission of Matters to a Vote of Security Holders

      On October 18, 1996, the Company held a Special Meeting  of
Stockholders at which stockholders voted as follows on the proposal described below:

          (1) Approval of the Company entering into an agreement with two institutional investors which agreement allowed such investors to exchange 576,000 shares of the Company's Class A Preferred Stock, $.001 par value per share, for 576,000 shares of the Company's Common Stock, $.001 par value per share, on a share-for-share basis.

                         FOR       2,270,948
                         AGAINST      27,532
                         ABSTAIN      28,704

                             PART II


Item 5.  Market for Common Equity and Related Stockholder Matters

     Effective August 22, 1996, the Company's common stock ($.001 par value) was listed and began trading on the New York Stock Exchange under the symbol "PKY". Prior to that date, the stock was traded in the over-the-counter market and was listed on the NASDAQ National Market System under the symbol "PKWY". The number of record holders of the Company's common stock at March 25, 1997, was 3,603.

      The following table sets forth, for the periods indicated, the high and low last reported sales prices per share of the Company's common stock and the per share cash distributions paid by Parkway during each quarter.

                  * Year Ended               * Year Ended
                December 31, 1996          December 31, 1995
             ------------------------   ------------------------
                              Distri-                    Distri-
Qtr. Ended     High     Low   butions     High     Low   butions
----------   -------- ------- -------   -------- ------- -------
March 31     $16.672  $12.828 $.113     $10.172  $ 8.67  $ .107
June 30       17.00    14.75   .12       11.50     9.50    .107
Sept. 30      20.875   15.50   .14       13.328   10.422   .113
Dec. 31       26.00    20.375  .25       13.672   12.328   .113
                              -----                       -----
                              $.623                       $.440
                              =====                       =====

*On April 30, 1996, the Company completed a 3 for 2 common stock split, effected in the form of a stock dividend of one share for every two shares outstanding. All per share information prior to the stock split has been restated to reflect the stock split.

Item  6.   Management's  Discussion  and  Analysis  or  Plan   of
Operation

Financial Condition

Comments  are  for  the  balance sheet dated  December  31,  1996 compared to the balance sheet dated December 31, 1995.

      For Parkway, 1996 was a year of great change as the Company implemented its strategy of aggressively acquiring office properties, as well as liquidating non-core assets and redeploying the proceeds into office properties. Parkway defines non-core assets as being non-office building assets including land, mortgage loans and other real estate properties. Total assets of the Company increased $58,992,000 from 1995 with office buildings (before depreciation) increasing $72,903,000 or 123%.

      Parkway's investment in office buildings increased to $70,518,000 net of depreciation to a carrying amount of
$122,802,000 at December 31, 1996 which consisted of 16 properties in seven states. This growth was due to the focused effort of purchasing Class A, A- or B+ office properties located in markets with high growth potential in the Southeastern United States and Texas. During 1996, Parkway purchased nine office buildings from insurance companies and pension funds as follows (in thousands):

                                            Purchase   Purchase
Office Building               Location       Price       Date
---------------          ----------------   --------   --------
One Park 10 Plaza        Houston, TX        $  6,700   03/07/96
400 North Belt           Houston, TX          10,000   04/15/96
Woodbranch               Houston, TX           3,900   04/15/96
8381 & 8391 Courthouse
  Road Bldgs.            Tysons Corner, VA     7,559   07/09/96
Cherokee Business Center Springfield, VA       3,491   07/09/96
Falls Pointe             Atlanta, GA           9,060   08/09/96
Roswell North            Atlanta, GA           4,640   08/09/96
BB&T Financial Center    Winston-Salem, NC    24,500   09/30/96
Tensor                   Houston, TX           2,820   10/31/96
                                            --------
                                            $ 72,670
                                            ========

       In addition to the above, the Company purchased an additional 5% ownership interest in the One Jackson Place office building increasing its ownership to 78.125%. The purchase price for the additional interest was $5,000 plus the assumption of a pro rata share of liabilities. Other changes in office building investments include capitalized improvements and purchase costs of $2,190,000 and depreciation expense of $2,385,000.

      During 1996, non-core assets held by the Company decreased $16,756,000. This reflects the Company's strategy that was implemented in 1995 of liquidating its non-core assets and redeploying the proceeds into office properties. Sales of non-core assets contributed $27,816,000 of net proceeds during 1996 and resulted in gains for financial reporting purposes of $10,856,000. The sales of non-core assets in 1996 included the sales of 158 mortgage loans, operating properties
(including one apartment complex and 21 townhomes/condominiums) and various real estate securities. The book value of the remaining non-core assets at December 31, 1996 was $10,070,000. The Company expects to continue its efforts to liquidate these assets.

      Other changes in non-core assets held by the Company during 1996 include decreases from writedowns of $540,000 to reflect current market prices on properties held for sale, principal payments received on mortgage loans of $400,000, decreases in unrealized gains on securities of $592,000, and $142,000 in reductions of valuation allowances on mortgage loans.

      The Company was also able to implement its investment strategy of purchasing office properties by using funds received in a private placement of common stock in June, 1996 and the placement of fixed rate, non-recourse financings on certain office building investments purchased in 1996 and 1995. These transactions are detailed below.

       During 1996, the Company completed the placement of $34,970,000 of fixed rate, non-recourse mortgage debt on seven office buildings purchased in 1996 and 1995. All of the debt is fully amortizing over fifteen years. At December 31, 1996, Parkway's balance of non-recourse debt totaled $62,828,000 and has a weighted average interest rate of 8.01% with a weighted average remaining term of approximately 14 years. The schedule below details the debt placed during 1996 (in thousands):

                         Non-Recourse     Interest      Maturity
     Office Building         Debt           Rate          Date
   ------------------    ------------     --------     -----------
   IBM Building             $ 4,800        7.700%       03/01/11
   Waterstone                 5,620        8.000%       07/01/11
   One Park 10 Plaza          4,700        8.350%       08/01/11
   400 North Belt             6,750        8.250%       08/01/11
   Woodbranch                 3,250        8.250%       08/01/11
   Falls Pointe               6,450        8.375%       01/01/12
   Roswell North              3,400        8.375%       01/01/12
                            -------
                            $34,970
                            =======

     Scheduled principal payments of $1,478,000 were made in 1996 on existing notes payable without recourse. The Company expects to continue seeking fixed rate, non-recourse mortgage financing at fully-amortizing terms ranging from twelve to fifteen years on select office building investments as additional capital is needed. The Company plans to maintain a ratio of debt to total market capitalization from 25% to 40%.

      Mortgage notes payable on wrap mortgages decreased during 1996 due to scheduled principal payments of $255,000 and the payoff of underlying wrap mortgages totaling $5,113,000 in connection with the sale of one mortgage loan receivable in December of 1996.

           Shareholders' equity increased $28,697,000 in 1996 as a result of the following factors (in thousands):

                                 Increase (Decrease)
                                 -------------------
Net Income                                $ 14,371
Dividends declared and paid                 (2,552)
Decrease in unrealized gains                  (592)
Exercise of stock options                      858
Shares issued-private placement             16,612
                                          --------
                                          $ 28,697
                                          ========

      The capital structure of Parkway experienced significant changes during 1996, as explained below.

          On  April 30, 1996,   the Company completed a 3  for  2
          common stock split, effected in the form of a stock dividend of one share for every two shares outstanding.

          On June 14, 1996, the Company sold an aggregate of 1,140,000 shares of common stock at $15.25 per share in a private placement transaction to seven institutional investors for an aggregate cash purchase price of $17,385,000. Expenses of the transaction totaled $773,000 and resulted in net cash proceeds of $16,612,000.

          Effective August 2, 1996, The Parkway Company, a Texas corporation, merged with and into its recently organized, wholly-owned subsidiary, Parkway Properties, Inc., a Maryland corporation, pursuant to the Agreement and Plan of Merger dated as of July 17, 1996. As a result of the merger, each stockholder received one share of common stock of Parkway Properties, Inc. in exchange for one share of common stock of The Parkway Company. Additionally, Parkway Properties, Inc. succeeded to all the rights and properties and became subject to all the obligations and liabilities of The Parkway Company.

      In addition, on January 22, 1997, the Company completed the sale of 2,012,500 shares of common stock under its existing shelf registration to a combination of retail and institutional investors  with  net  proceeds to the  Company  of  approximately
$51,400,000.

RESULTS OF OPERATIONS

Comments are for the year ended December 31, 1996 compared to the year ended December 31, 1995.

      Net income increased to $14,371,000 for the year ended December 31, 1996 as compared to $11,820,000 for the year ended December 31, 1995 primarily as a result of significant increases in income from office buildings to $18,840,000 in 1996 from $6,918,000 in 1995 net of related expenses of $14,408,000 in 1996 and $6,243,000 in 1995. These increases are reflective of increases in the Company's office building portfolio due to acquisitions made during 1996 and 1995. The portfolio of office properties increased from 392,087 square feet at December 31, 1994 to 838,799 square feet at December 31, 1995 and increased further to 1,971,530 square feet at December 31, 1996. Subsequent to December 31, 1996, the Company purchased an additional 623,694 square feet bringing the portfolio to a total 2,595,224 at March 25, 1997. Included in net income were gains on real estate held for sale, mortgage loans and securities of $10,458,000 in 1996 and $10,866,000 in 1995, reflecting primarily sales of the Company's non-office building assets.

      Operations of office building properties are summarized below (in thousands):
                                                Year Ended
                                                December 31
                                            -------------------
                                              1996       1995
                                            --------   --------

     Income from real estate properties...$18,840    $ 6,918
     Real estate operating expense........(8,466)    (2,960)
                                            -------   -------
                                  10,374      3,958
     Interest expense on real estate
       properties.........................(3,526)    (2,204)
     Depreciation and amortization........(2,444)    (1,179)
     Minority interest....................28        100
                                            -------   -------
                                            $ 4,432 $  675
                                            =======   =======

      The Company's operations for 1996 and 1995 reflect the operations of the following office buildings subsequent to the date purchased:

          Building                  Purchase Date  Sq. Feet
     ----------------------         -------------  --------
     Mtel Centre'                     07/31/95      261,361
     IBM Building                     10/02/95       92,751
     Waterstone                       12/18/95       92,600
     One Park 10 Plaza                03/07/96      161,243
     400 North Belt                   04/15/96      220,934
     Woodbranch                       04/15/96      109,481
     Cherokee Business Center         07/09/96       53,838
     8381 and 8391 Courthouse Road    07/09/96       92,929
     Falls Pointe                     08/09/96      105,655
     Roswell North                    08/09/96       57,715
     BB&T Financial Center            09/30/96      238,919
     Tensor                           10/31/96       92,017

      In addition to the office properties owned directly, the Company owns the Wink Office Building in New Orleans, Louisiana through a 50% ownership in the Wink-Parkway Partnership. Income from the partnership of $49,000 and $47,000 was recorded on the equity method of accounting during the years ended December 31, 1996 and 1995, respectively.

      The effect on the Company's operations related to One Jackson Place included in the operations of office buildings is as follows (in thousands):
                                            Year Ended
                                            December 31
                                        --------------------
                                          1996        1995
                                        --------    --------

     Revenue.........................  $ 3,656      $ 3,789
     Operating expenses..............  (1,506)      (1,439)
     Interest expense................  (1,454)      (1,931)
     Depreciation....................    (866)        (896)
     Minority interest income........       28          100
                                       -------      -------
     Net loss........................   $  (142)   $  (377)
                                       =======      =======

      The  effect  on  the Company's operations related  to  Mtel
Centre' included in the operations of office buildings since its acquisition on July 31, 1995 is as follows (in thousands):

                                            Year Ended
                                            December 31
                                        --------------------
                                          1996       1995(1)
                                        --------    --------

     Revenue ........................  $ 3,891      $ 1,464
     Operating expenses..............  (1,643)        (722)
     Interest expense................    (844)        (252)
     Depreciation....................    (329)        (130)
                                       -------      -------
     Net income......................  $ 1,075      $   360
                                       =======      =======


     (1) 1995 includes operations from the date of purchase through December 31, 1995.

     Operations of other real estate properties held for sale are summarized below (in thousands):

                                                Year Ended
                                                December 31
                                            -------------------
                                              1996       1995
                                            --------   --------

     Income from real estate properties..    $ 1,773   $ 2,023
     Real estate operating expense.......     (1,379)   (1,916)
                                             -------   -------
                                                 394       107
     Interest expense on real estate
       properties........................          -       (26)
     Depreciation and amortization.......          -      (152)
                                             -------   -------
                                             $   394   $   (71)
                                             =======   =======

      The decrease in revenue from other real estate properties held for sale for the year ended December 31, 1996 compared to 1995 is primarily due to the June 1996 sale of the Oak Creek
Apartments and the August 1995 sale of the American Inn North Motel. The decrease also reflects sales in 1996 of 21 townhomes located in Corpus Christi and Houston, Texas, seven residential lots and approximately 71 acres of land. In 1995, the Company sold four townhomes in Corpus Christi, Texas, six foreclosed homes in San Antonio, Texas and various residential lots and parcels of real estate. These decreases were offset by increases in revenue and operating expense due to the acquisition of the minority interest holder's interest in the Club at Winter Park during 1996 to facilitate the sale of the property. At December 31, 1996, the Company owned two operating properties that were held for sale as shown below (in thousands).

  Property        Location          Description     Book Value
-----------   ----------------  ------------------  -----------

Club at                         180 unit apartment
  Winter      Winter Park, FL     complex              $2,183
Park

Plantation                      57,000 square foot
  Village     Lake Jackson, TX    shopping center       1,492
                                                       ------
                                                       $3,675
                                                       ======

     Subsequent to December 31, 1996, the Club at Winter Park was
sold  for  approximately  $3,700,000  resulting  in  a  gain   of
approximately $1,500,000 for financial reporting purposes that will be recognized in the first quarter of 1997.


      The Company also owned the following parcels of undeveloped land that were held for sale (in thousands).


    Description         Location        Size      Book Value
-------------------  --------------- ---------   -----------
Bullard Road         New Orleans, LA     80 acres    $3,799
Sugar Land Triangle  Sugar Land, TX       7 acres       868
Sugar Creek Center   Sugar Land, TX       4 acres       520
Green-Busch Road     Houston, TX        162 acres       477
                                                     ------
                                                     $5,664
                                                     ======

      The net increase in interest on mortgage loans during the year ended December 31, 1996 compared to 1995 reflects many changes in the investment in mortgage loans over the past two years. Increases in interest income from mortgages are due to the loans received in the April 27, 1995 merger with EB, Inc., loans made to facilitate sales in 1995 and loans purchased during 1996. Decreases in interest income from mortgage loans are primarily due to payoffs of loans received in 1995 and the May 1996 sale of 157 mortgage loans. In addition, the Company sold one mortgage loan in December 1996 with a principal balance of $16,529,000 and 8.58% interest rate. At December 31, 1996, the Company's investment in mortgage loans totaled $350,000 and included 3 loans with an average rate of 10%.

     Gains on sales of securities, real estate and mortgage loans for 1996 were the result of implementing the Company's investment strategy discussed previously. Cash proceeds from the sale of securities totaled $2,834,000 and resulted in gains of $549,000. Gains on real estate and mortgage loans were a result of the sale of 158 mortgage loans in two separate transactions, gains recognized on the collection of mortgage loans, writedowns to land and the sale of other non-core assets. Cash proceeds from these sales totaled $24,982,000 and resulted in gains of $10,307,000.

     The increase in interest on investments reflects higher cash balances invested in interest bearing accounts during 1996 as compared to 1995.

     Decreases in dividend income for the year ended December 31, 1996 compared to 1995 reflect the sales of dividend-paying securities held by the Company during 1996 and 1995.

     Interest expense on notes payable on wrap mortgages reflects interest expense on debt received in the April 1995 merger of EB, Inc. Notes payable on wrap mortgages were paid off in 1996 following the sale of the corresponding mortgage loan receivable.

      The increase in general and administrative expenses from $2,299,000 in 1995 to $2,982,000 in 1996 is primarily due to an increase in costs as a result of recent mergers and acquisitions and the cost associated with the Company's move to the New York Stock Exchange from the NASDAQ National Market System. Effective August 1996, the Company was listed on the New York Stock Exchange (NYSE). Included in general and administrative expenses is a one-time listing fee of $78,000. The EB, Inc. merger was effective April 27, 1995, therefore, general and administrative expenses of EB, Inc. for only eight months have been included in 1995 compared to twelve months of expenses included in 1996. Professional fees also increased compared to 1995, reflecting primarily the $65,000 cost of conducting an odd-lot tender program to reduce the number of shareholders owning less than 100 shares of stock as a result of the recent mergers. The EB, Inc. merger, resulted in over 4,000 new shareholders for the Company which also contributed to an $92,000 increase in shareholder reporting expenses. Other increases in general and administrative expenses are the result of additional overhead to manage the Company's significant growth through property acquisitions during 1996 and 1995.

      The  Company's income tax expense of $103,000 in  1996  and
$82,000 in 1995 consists principally of state income taxes.   The
Company utilized net operating loss carryforwards in 1996 and 1995 to reduce federal and state income tax expense.


LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

      Cash and cash equivalents were $8,053,000 and $6,044,000 at December 31, 1996 and 1995, respectively. The Company generated $7,370,000 in cash flows from operating activities in 1996
compared   to   $2,655,000  in  1995,   an   increase   primarily
attributable to the significant increase in the number of  office
properties   owned  by  the  Company.   The  Company  experienced
significant  investing  activity  during  1996  with  a  net   of
$48,522,000  being  invested.   In  implementing  its  investment
strategy, the Company used $72,670,000, not including closing costs and certain capitalized expenses, to purchase office properties while receiving net cash proceeds from the sale of non-core assets of $27,817,000. The Company also spent $2,037,000 to make capital improvements at its office properties and non-core
operating   real   estate  properties.   The   Company   received
$34,970,000  from  the  placement  of  fixed  rate,  non-recourse
mortgage  debt  on  seven office properties.   The  Company  also
generated a net $16,612,000 from the private placement of 1,140,000 shares of common stock. Cash dividends of $2,552,000 were paid to shareholders and principal payments and payoffs of $6,727,000 were made on mortgage notes payable during 1996.

Capitalization

      At December 31, 1996, the Company had available $45,000,000 on its acquisition line of credit and $10,000,000 on its working capital line of credit with Deposit Guaranty National Bank in Jackson, Mississippi. The Company plans to continue actively pursuing the purchase of office building investments that meet the Company's investment criteria and intends to use these lines of credit and cash balances to fund those acquisitions. At December 31, 1996, the lines of credit had an interest rate equal to the 90-day LIBOR rate plus 2.35% (adjusted quarterly), interest due monthly and annual commitment fees of .125%. In addition, both lines of credit have fees of .125% on the unused balances due quarterly. Effective March 27, 1997, the interest rates on both lines of credit were decreased to a rate equal to the 90-day LIBOR rate plus 1.75% adjusted quarterly with no increase in fees. The interest rate on the notes was 7.3125% as of March 25, 1997. The acquisition line of credit matures June 30, 1998 and the working capital line of credit matures June 30, 1997.

      Subsequent to year end, the Company completed the sale of 2,012,500 shares of common stock under its existing shelf registration statement at a price of $27.00 per share. Approximately $7,400,000 of the net proceeds from the stock offering were used to repay advances on the Deposit Guaranty line of credit and the remainder of the net proceeds of approximately $44,000,000 was used to fund purchases of office properties subsequent to that date.

      At December 31, 1996, the Company had $62,828,000 of non-recourse fixed rate mortgage notes payable with an average interest rate of 8.01% secured by office properties. Based on the Company's total market capitalization of approximately $173,500,000 at December 31, 1996 (using the December 31, 1996 closing price of $26.00 per share) the Company's debt represented approximately 36.2% of its total market capitalization. Following the January stock offering, the Company's ratio of debt to total market capitalization decreased to 27.5%. The Company plans to maintain a ratio of debt to total market capitalization from 25% to 40%.

     Purchases of office buildings subsequent to year-end include the following (in thousands):

                                           Purchase  Purchase
Office Building              Location        Price     Date
------------------        -------------    --------   --------
Forum II & III             Memphis, TN     $ 16,425   01/07/97
Ashford II                 Houston, TX        2,207   01/28/97
Courtyard at Arapaho        Dallas, TX       15,125   03/06/97
Charlotte Park Executive
  Center                  Charlotte, NC      14,350   03/18/97
                                           --------
                                           $ 48,107
                                           ========

      In connection with the Charlotte Park Executive Center purchase, the Company also purchased 17.64 acres of development land in the same office park for $1,721,000. The Company currently has no plans to begin develop-ment on ths site.

      The Company has contracts to purchase two additional office properties for approximately $15,000,000, consisting of a total of 177,000 square feet. The contracts are expected to close before April 15, 1997.

     The Company presently has plans to make capital improvements at its office properties in 1997 of approximately $6,000,000. These expenses included tenant improvements, capitalized acquisition costs and capitalized building improvements. Approximately $2,500,000 of these improvements relate to upgrades on properties acquired in 1996 and 1997. All such improvements are expected to be financed by cash flow from the properties and advances on bank lines of credit.

      The Company anticipates that its current cash balance, operating cash flows and borrowings (including borrowings under the working capital line of credit) will be adequate to pay the Company's (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders, (iv) capital improvements, and (v) normal repair and maintenance expenses at its properties both in the short and long term.

Funds From Operations

Management believes that funds from operations ("FFO") is an appropriate measure of performance for equity REITs. Funds from operations is defined by the National Association of Real Estate Investment Trusts (NAREIT) as net income or loss, excluding gains or losses from debt restructuring and sales of properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In March 1995, NAREIT issued a clarification of the definition of FFO. The clarification provides that amortization of deferred financing costs and depreciation of non-real estate assets are not to be added back to net income to arrive at FFO. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not an indication of cash available to fund cash needs. Funds from operations should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

      The following table presents the Company's FFO for 1996 and 1995.

                                               Year Ended
                                                December 31
                                           -------------------
                                             1996       1995
                                          --------   --------

     Net income........................    $14,371   $11,820
     Adjustments to derive
       funds from operations:
       Equity in earnings..............      (132)     (251)
       Dividends received..............          -        76
       Distributions from
         unconsolidated subsidiaries...        358       318
       Depreciation & amortization.....      2,444     1,301
       Amortization of discounts,
         deferred gains and other......       (23)     (141)
       Gain on real estate & mortgages.    (9,909)   (6,552)
       Gain on securities..............      (549)   (4,314)
       Minority interest depreciation..      (181)     (206)
                                           -------   -------
       Funds from operations...........    $ 6,379   $ 2,051
                                           =======   =======

      During  1996,  rental  income from  office  properties  was
reduced   by   straight   line  rent  adjustments   of   $165,000.
Amortization of deferred financing costs was $59,000 in 1996.

Inflation

      In the last five years, inflation has not had a significant impact on the Company because of the relatively low inflation rate in the Company's geographic areas of operation. Most of the leases require the tenants to pay their pro rata share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in operating expenses resulting from inflation. In addition, the Company's leases typically have three to five year terms, which may enable the Company to replace existing leases with new leases at a higher base if rents on the existing leases are below the then-existing market rate.

Item 7. Consolidated Financial Statements

Index to Consolidated Financial Statements                  Page

Report of Independent Auditors . . . . . . . . . . . . . . . .24
Consolidated Balance Sheets-
  as of December 31, 1996 and 1995 . . . . . . . . . . . . . .25
Consolidated Statements of Income--
  for the years ended December 31, 1996 and 1995 . . . . . . .26
Consolidated Statements of Cash Flows--
  for the years ended December 31, 1996 and 1995 . . . . . . .27
Consolidated Statements of Shareholders' Equity--
  for the years ended December 31, 1996 and 1995 . . . . . . .29
Notes to Consolidated Financial Statements . . . . . . . . . .30

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Parkway Properties, Inc.

     We have audited the accompanying consolidated balance sheets of Parkway Properties, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Parkway Properties, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                      /s/ Ernst & Young LLP
                                      ---------------------------
                                      Ernst & Young LLP

Jackson, Mississippi
March 27, 1997


                   CONSOLIDATED BALANCE SHEETS
          (In thousands, except share and per share data)

                                               December 31
                                            1996         1995
                                        -----------  -----------

 Assets
 Real estate related investments
   Office buildings....................... $132,309    $ 59,406
   Accumulated depreciation...............   (9,507)     (7,122)
                                           --------    --------
                                            122,802      52,284
   Real estate held for sale
     Land.................................    5,664       8,441
     Operating properties.................    3,675       3,990
     Other non-core real estate assets....      381         368
   Mortgage loans.........................      350      11,161
   Real estate securities.................        -       2,866
   Real estate partnership................      319         317
                                           --------    --------
                                            133,191      79,427
 Interest, rents receivable and other
   assets.................................    5,791       2,572
 Cash and cash equivalents................    8,053       6,044
                                           --------    --------
                                           $147,035    $ 88,043
                                           ========    ========




 Liabilities
 Mortgage notes payable without recourse.. $ 62,828    $ 29,336
 Mortgage notes payable on wrap mortgages.        -       5,368
 Accounts payable and other liabilities...    6,299       4,128
                                          --------    --------
                                             69,127      38,832
                                           --------    --------



 Shareholders' Equity
 Common stock, $.001 par value, 69,424,000
   shares authorized and 4,257,534 shares
   issued in 1996; $1.00 par value,
   10,000,000 shares authorized and
   2,007,658 shares issued in 1995........        4       2,008
 Additional paid-in capital...............   52,356      32,882
 Retained earnings........................   25,548      13,729
                                           --------    --------
                                             77,908      48,619
 Unrealized gain on securities............        -         592
                                           --------    --------
                                             77,908      49,211
                                            --------   --------
                                           $147,035    $ 88,043
                                           ========    ========


         See notes to consolidated financial statements.



                CONSOLIDATED STATEMENTS OF INCOME
              (In thousands, except per share data)


                                              Year Ended
                                              December 31
                                        ---------------------
                                           1996         1995
                                       ---------     --------

Revenues
Income from office properties......     $ 18,840     $  6,918
Income from other real estate
  properties.......................        1,773        2,023
Interest on mortgage loans.........        1,740        1,421
Management company income..........          784        1,041
Interest on investments............          500          167
Dividend income....................          118          601
Deferred gains and other income....          324          596
Gains on real estate held
  for sale and mortgage loans......        9,909        6,552
Gains on securities................          549        4,314
                                        --------     --------
                                          34,537       23,633
                                        --------     --------
Expenses
Office properties
  Operating expense................        8,466        2,960
  Interest expense.................        3,526        2,204
  Depreciation and amortization....        2,444        1,179
  Minority interest................         (28)        (100)
Other real estate properties
  Operating expense................        1,379        1,916
  Interest expense.................            -           26
  Depreciation and amortization....            -          152
Interest expense
  Notes payable to banks...........          185          156
  Notes payable on wrap mortgages..          436          135
Management company expense.........          673          804
General and administrative.........        2,982        2,299
                                        --------     --------
                                          20,063       11,731
                                        --------     --------

Income before income taxes.........       14,474       11,902
Income tax expense.................          103           82
                                        --------     --------
Net income.........................     $ 14,371     $ 11,820
                                        ========     ========
Net income per share...............     $   3.92     $   4.24
                                        ========     ========
Weighted average shares
  outstanding......................        3,662        2,787
                                        ========     ========
Dividends paid per share...........     $   .623     $    .44
                                        ========     ========




         See notes to consolidated financial statements.


              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)


                                              Year Ended
                                              December 31
                                         ---------------------
                                           1996         1995
                                         --------     --------

Operating Activities
Net income............................   $14,371      $11,820
Adjustments to reconcile net
  income to net cash provided by
  operating activities:
  Equity in earnings..................     (132)        (251)
  Dividends received..................         -           76
  Distributions from operations of
    unconsolidated subsidiaries.......       358          318
  Depreciation and amortization.......     2,444        1,301
  Amortization of discounts,
    deferred gains and other..........      (23)        (141)
  Gains on real estate held for
    sale and mortgage loans...........   (9,909)      (6,552)
  Gains on securities.................     (549)      (4,314)

  Changes in operating assets
    and liabilities:
    Increase in receivables.......... .   (1,467)        (370)
    Increase in accounts payable
      and accrued expenses............     2,277          768
                                        --------     --------
  Cash provided by operating
    activities........................     7,370        2,655
                                        --------     --------
Investing Activities
Payments received on mortgage  loans..       400        3,038
Purchase of real estate securities....         -         (992)
Purchase of real estate related
  investments.........................   (73,777)     (29,568)
Investment in unconsolidated
  subsidiary..........................      (325)           -
Purchase of mortgage loans............      (600)      (1,420)
Proceeds from sale of real estate
  held for sale and mortgage loan.....    24,983        8,789
Proceeds from sale of real estate
  securities..........................     2,834       20,100
Improvements to real estate related
  investments.........................    (2,037)        (728)
Proceeds from merger of EB, Inc.......         -        2,702
                                        --------     --------
Cash provided by (used in)
  investing activities............... .  (48,522)       1,921
                                        --------     --------
Financing Activities
Principal payments on mortgage
  notes payable.......................    (6,727)      (4,559)
Proceeds from borrowings on
  mortgage notes payable..............    34,970       11,000
Proceeds from bank borrowings.........    11,805       19,344
Principal payments on bank borrowings.   (11,805)     (23,498)
Stock options exercised...............       858          110
Dividends paid........................    (2,552)      (1,249)
Proceeds from private placement
  of stock............................    16,612            -
                                        --------     --------
Cash provided by financing activities.    43,161        1,148
                                        --------     --------
Increase in cash and cash equivalents.     2,009        5,724

Cash and cash equivalents at
  beginning of year...................     6,044          320
                                        --------     --------
Cash and cash equivalents at
  end of year.........................  $  8,053     $  6,044

                                        ========     ========



         See notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (In thousands, except per share amounts)

                                                                  Unrealized
                                           Additional             Gain (Loss)
                                 Common    Paid-In     Retained        On
                                 Stock     Capital     Earnings    Securities  Total
                                 --------  ----------  ---------  -----------  ------

                                                                        >
  Balance, December 31, 1994.... $ 1,563    $26,847    $ 3,158    $   670     $32,238

  Net income....................       -          -     11,820          -      11,820
  Cash dividends declared
   ($.44 per share)..                  -          -    (1,249)          -      (1,249)
  Shares issued in EB merger....     429      5,941          -          -       6,370
  Unrealized loss on securities.       -          -          -       (78)        (78)
  Stock options exercised.......      16         94          -          -         110
                                 -------    -------    -------    -------     -------
  Balance, December 31, 1995....   2,008     32,882     13,729        592      49,211

  Net income....................       -          -     14,371          -      14,371
  Cash dividends declared
   ($.623 per share).............      -          -    (2,552)          -      (2,552)
  Unrealized gain on securities.       -          -          -      (592)       (592)
  Shares issued-stock dividend..   1,006    (1,006)          -          -           -
  Stock options exercised.......      37        821          -          -        858
  Shares issued-private
   placement....................   1,140     15,472          -          -      16,612
  Reincorporation in Maryland... (4,187)      4,187          -          -           -
                                 -------   --------    -------    -------     -------
  Balance, December 31, 1996.... $     4    $52,356    $25,548    $     -     $77,908
                                 =======    =======    =======    =======     =======



                 See notes to consolidated financial statements.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - Summary of Significant Accounting Policies

Principles of consolidation

        The consolidated financial statements include the accounts of Parkway Properties, Inc.("Parkway" or "the Company) and its 100% owned subsidiaries as well as One Jackson Place. All significant intercompany transactions and accounts have been eliminated.

Business

       The   Company's   operations  are  exclusively   in   the   real   estate
industry,    principally    with   acquisition,   operation    and    management
of office buildings.

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

Investments in unconsolidated subsidiaries

         The Company shares voting control in the Wink-Parkway Partnership with a partner and, accordingly, accounts for its investment using the equity method of accounting. The Company has a non-voting interest in Golf Properties, Inc. and accordingly accounts for its investment using the cost method of accounting.

Real estate properties

       Gains   from   sales  of  real  estate  are  recognized  based   on   the
provisions of Statement of Financial Accounting Standards ("SFAS") No. 66 which require upon closing, the transfer of rights of ownership to the purchaser, receipt from the purchaser of an adequate cash down payment and adequate continuing investment by the purchaser. If the requirements for recognizing gains have not been met, the sale and related costs are recorded, but the gain is deferred and recognized generally on the installment method of accounting as collections are received.

       Real estate properties are carried at cost less accumulated depreciation. Cost includes the carrying amount of the Company's investment plus any additional consideration paid, liabilities assumed, costs of securing title (not to exceed fair market value in the aggregate) and improvements made subsequent to acquisition. Depreciation of buildings is computed using the straight line method over their estimated useful lives of 40
years.     Depreciation    of    tenant    improvements    including    personal
property is computed using the straight line method over the term of the lease involved. Maintenance and repair expenses are charged to expense as incurred, while improvements are capitalized and depreciated in accordance with the useful lives outlined above. Geographically, the Company's properties are concentrated in the Southeastern United States and Texas.

       Revenue   from   real   estate   rentals  is   recognized   and   accrued
as earned on a pro rata basis over the term of the lease.

     Management fee income and leasing and brokerage commissions
are    recorded   in   income   as   earned.    Such   fees   on   Company-owned
properties are eliminated in consolidation.

       Non-core   assets   (see   Note  C)  are  carried   at   the   lower   of
fair   value   minus   estimated  costs  to  sell  or  cost.    Operating   real
estate held for investment is stated at the lower of cost or net realizable value.

       Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be
Disposed Of". SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The effect of this adoption was not material to the Company's financial position or results of its operations.

Interest income recognition

         Interest is generally accrued monthly based on the outstanding loan balances. Recognition of interest income is discontinued whenever, in the opinion of management, the collectibility of such income becomes doubtful. After a loan is classified as non-earning, interest is recognized as income when received in cash.

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

Income taxes

        Income taxes have been provided using the liability method with SFAS No. 109, "Accounting for Income Taxes". Deferred income taxes reflect the net tax effects of (a)
temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used
for   income   tax   purposes   and   (b)  operating   loss   and   tax   credit
carryforwards.


Net Income Per Share

       On   April   30,  1996,  the  Company  completed  a  3   for   2   common
stock   split,   effected   in   the  form  of   a   stock   dividend   of   one
share for every two shares outstanding.

       Net   income   per   share   is   computed   by   dividing   net   income
applicable to common stock based on the weighted average number of shares outstanding during each year presented (3,662,000 in 1996 and 2,787,000 in 1995) adjusted retroactively for stock dividends and splits. Common equivalent shares relating to the stock options outstanding during the years ended December 31,
1996 and 1995, when dilutive, have been calculated using the treasury stock method.

Reclassifications

        Certain    reclassifications   have    been    made    in    the    1995
financial    statements    to    conform   to    the    1996    classifications.
NOTE B - Investment in Office Properties

      At December 31, 1996, Parkway owned or had a direct interest in 16 office properties located in seven states with an aggregate of 1,939,205 square feet of leasable space as shown below (in thousands):

                                                 Net     Mortgage
                                  Accumulated                      Date     Year
     Property (1)      Investment Deprecation                    Acquired  Built
                                  Accumulated  Carrying   Notes    Date     Year
     Property (1)         Cost   Depreciation   Amount   Payable Acquired  Built
--------------------   ----------------------  --------  ---------------- -------
Houston, TX
  400 North Belt       $ 10,383    $    183   $ 10,200  $  6,634   04/96    1982
  One Park 10             6,953         129      6,824     4,620   03/96    1982
  Woodbranch              4,122          69      4,053     3,194   04/96    1982
  Tensor                  2,884          12      2,872         -   10/96    1983
  West Office               469          34        435         -   05/94    1986

Jackson, MS
  Mtel Centre'           14,005         460     13,545    10,422   07/95  1987(2)
  One Jackson Place(3)   24,480       7,297     17,183    17,934   11/86    1987
       Place (3)
  IBM Building            6,790         177      6,613     4,653   10/95    1986

Atlanta, GA
  Falls Pointe            9,133          76      9,057     6,450   08/96    1990
  Waterstone              8,150         186      7,964     5,521   12/95    1987
  Roswell North           4,723          40      4,683     3,400   08/96    1986

Winston-Salem, NC
  BB&T                   24,551         149     24,402         -   09/96    1988

Northern VA
  Courthouse Road         7,659          82      7,577         -   07/96    1984
  Cherokee                3,563          38      3,525         -   07/96    1985

Other
  Corporate Square        2,795         355      2,440         -   04/90    1968
  Cascade III             1,649         220      1,429         -   04/90    1978
                       --------    --------   --------  --------
Total Property Owned   $132,309    $  9,507   $122,802  $ 62,828
                       ========    ========   ========  ========

     (1)Ownership is 100% unless noted otherwise.
     (2)Mtel Centre' was completely renovated in 1987.
     (3)Parkway owns 78.125% of One Jackson Place.


       In   addition   to   the  properties  shown  in  the   preceding   table,
the   Company   also   owns   a  50%  interest  in  one   office   property   in
New Orleans, Louisiana through an investment in a real estate partnership. The building is 32,325 net rentable square feet and 95% of the building is leased and occupied by the other 50% partner, an unrelated party. The carrying amount of the partnership interest at December 31, 1996 and 1995 was $319,000 and $317,000, respectively.

       The Company owns a 78.125% interest in One Jackson Place and has majority voting control over the building, therefore it has
consolidated    One    Jackson    Place   in    its    consolidated    financial
statements. The Company records a reduction in real estate owned expenses for the minority owner's interest in the losses of One Jackson Place.

         The     following    is    a    schedule    by    year    of     future
approximate minimum rental receipts under noncancelable leases for office buildings owned as of December 31, 1996 (in thousands):

                     1997                $ 24,242
                     1998                  20,183
                     1999                  17,537
                     2000                  14,515
                     2001                  12,243
                 Subsequently              37,558
                                         --------
                                         $126,278
                                         ========

NOTE C - Non-Core Assets

        At    December    31,   1996,   Parkway's   investment    in    non-core
assets consisted of the following (in thousands):

Apartment Complex     Orlando, FL              $ 2,183
Retail Center         Lake Jackson, TX           1,492
11 Acres              Sugar Land, TX             1,388
162 Acres             Katy, TX                     477
80 Acres              New Orleans, LA            3,799
Lots/Memberships      Highlands Falls, NC          381
3 Mortgage Loans      Texas                        350
                                               -------
                                               $10,070
                                               =======

     There were three mortgage loans outstanding at December 31, 1996 secured by land and residential real estate. Loans outstanding at December 31, 1995 totaled $11,161,000 and were principally secured by residential real estate, motels and apartments.


 NOTE D - EB Inc. Merger

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
                                                      -------
                                                      $24,724
                                                      =======

      The Company's investment in the stock of EB of $12,453,000 at the date of the merger was eliminated through the recording of the merger. Accordingly, the Company's consolidated results of operations include EB from the date of acquisition. The Company recorded equity in earnings of EB of $135,000 for the four months ended April 27, 1995. The following unaudited pro forma results reflect the increases to the Company's operations assuming the EB acquisition took place at the beginning of the period presented (in thousands, except per share data):

                                       Year Ended
                                       December 31,
                                          1995
                                       ------------

      Revenues                            $ 473
      Net income                          $ 201
      Net income per share                $ .10


      The pro forma results do not purport to be indicative of actual results had the acquisition been made at the beginning of the respective period, or of results which may occur in the future. Revenues for EB for the period April 27, 1995 through December 31, 1995 totaled $3,625,000. During the period from April 27, 1995 through December 31, 1995, the Company sold its investment in Union Planters Corporation for $19,244,000 and recognized a gain of $4,175,000.




NOTE E - Notes Payable

Notes payable to banks

      At December 31, 1996, the Company had a $45,000,000 acquisition line of credit and a $10,000,000 working capital line of credit with Deposit Guaranty National Bank in Jackson,
Mississippi.   At December 31, 1996, the lines of credit  had  an
interest rate equal to the 90-day LIBOR rate plus 2.35% (adjusted quarterly), interest due monthly and annual commitment fees of
 .125%.   In addition, both lines of credit have fees of .125%  on
the unused balances due quarterly. Effective March 27, 1997, the interest rates on both lines were decreased to a rate equal to the 90-day LIBOR rate plus 1.75% adjusted quarterly with no increase in fees. The interest rate on the note was 7.3125% as of March 25, 1997. The acquisition line of credit matures June 30, 1998 and the working capital line of credit matures June 30, 1997.

Mortgage notes payable without recourse

      A summary of mortgage notes payable at December 31, 1996, which are non-recourse to the Company, is as follows (in thousands):

                                                Carrying
                                                 Amount          December
    Office       Interest   Monthly   Maturity     of       ------------------
   Building        Rate     Payment     Date   Collateral     1996      1995
-------------    --------   --------  -------   ----------   -------- --------
One Jackson
Place             7.850%      $152    11/10       $17,183     $17,934  $18,336

Mtel Centre'      7.750%       118    10/08        13,545      10,422   11,000

400 North Belt    8.250%        65    08/11        10,200       6,634        -

Falls Pointe      8.375%        63    01/12         9,057       6,450        -

Waterstone        8.000%        54    07/11         7,964       5,521        -

One Park 10
Plaza             8.350%        46    08/11         6,824       4,620        -

IBM Building      7.700%        45    03/11         6,613       4,653        -

Roswell North     8.375%        33    01/12         4,683       3,400        -

Woodbranch        8.250%        32    08/11         4,053       3,194        -
                                                 --------    --------  -------
                                                  $80,122     $62,828  $29,336
                                                  =======     =======  =======



       The   aggregate   annual  maturities  of  notes   payable   at   December
31, 1996 are as follows (in thousands):

                     1997            $  2,340
                     1998               2,534
                     1999               2,744
                     2000               2,972
                     2001               3,219
                 Subsequently          49,019
                                     --------
                                     $ 62,828
                                     ========


NOTE F - Income Taxes

        The    components    of   the   provision   for   income    taxes    are
as follows (in thousands):
                                       Year Ended
                                       December 31
                                   -------------------
                                     1996       1995
                                   --------   --------
                Current:
                  Federal            $  -       $ 70
                  State               103         12
                                     ----       ----
                                      103         82
                Deferred                -          -
                                     ----       ----
                                     $103       $ 82
                                     ====       ====


        The    tax    effects    of    significant    items    comprising    the
Company's net deferred tax asset are as follows (in thousands):

                                                  December 31
                                              -------------------
                                                1996       1995
                                              --------   --------
      Deferred tax assets:
      Differences in book and tax
        basis of assets....................... $   675   $ 1,613
      Operating loss carryforwards............   3,527     3,180
                                               -------   -------
                                                 4,202     4,793
      Valuation allowance.....................  (4,202)   (4,793)
                                               -------   -------
      Net deferred tax asset.................. $     -   $     -
                                               =======   =======

         The Company's income differs for income tax and financial reporting purposes principally because (1) the timing of the deduction for the provision for possible losses or writedowns, (2) the timing of the recognition of gains or losses from the sale of investments, (3) real estate owned has a different basis for tax and financial reporting purposes, producing different gains upon disposition, and (4) mortgage loans have a different basis for tax and financial reporting purposes, producing different gains upon collection of these receivables.

        The    net    decrease   in   the   total   valuation   allowance    for
the year ended December 31, 1996 was $591,000 and relates primarily to differences in book and tax basis of securities and real estate sold and mortgage loans sold. At December 31, 1996 and 1995, the net deferred tax asset is entirely offset by a valuation allowance because realization of the net deferred tax asset is not assured.

        The    following    is    a   reconciliation    between    the    amount
reported   for   income   taxes   and  the  amount   computed   by   multiplying
income   before   income   tax   by  the  statutory   federal   tax   rate   (in
thousands):
                                              Year Ended
                                              December 31
                                          --------------------
                                            1996       1995
                                          ---------  ---------
     Taxes at statutory rate.............  $ 4,921    $ 4,066
     Operating loss carry forwards.......   (4,876)    (3,993)
     Other...............................      (45)       (73)
     Federal alternative minimum tax.....        -         70
     State income tax expense............      103         12
                                           -------    -------
     Income tax expense..................  $   103    $    82
                                           =======    =======

       At   December   31,   1996,   the  Company   has   net   operating   loss
("NOL") carryforwards for federal income tax purposes of approximately $18,000,000 which expire at various dates through 2012. These carryforwards are limited to a maximum of approximately $2,700,000 in any given year, subject to increases for built-in gains recognized.

       The Company has qualified under Sections 856 - 860 of the Internal Revenue Code, as a Real Estate Investment Trust, ("REIT") effective January 1, 1997. In anticipation of converting to a REIT, the Company reincorporated in Maryland during 1996. If the Company distributes to its share holders at least 95% of its REIT taxable income, it generally will not be
subject   to   federal   corporate  income  tax   on   that   portion   of   its
ordinary   income   or   capital  gain  that  is  timely  distributed   to   its
shareholders. The Company will utilize the NOL carryforwards as a REIT to the extent that it has taxable income prior to the carryforward expiration dates, subject to the limitation as described above. The Company intends to continue to qualify as a
REIT, although the Company will be subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at the prevailing corporate rates and would be ineligible to requalify as a REIT for four years.


NOTE G - Stock Option Plans

       The   Company   has   elected  to  follow  APB   No.   25   and   related
Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value
accounting   provided   for   under  SFAS  No.  123,   Accounting   for   Stock-
Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options.

       The 1994 Stock Option Plan provides for the issuance of an aggregate of 150,000 Parkway shares ("Shares") to key employees or officers of the Company and its subsidiaries upon the exercise of options and upon incentive grants pursuant to the Stock Option Plan. On July 1 of each year, the number of Shares available for grant shall automatically increase by one percent (1%) of the Shares outstanding on such date, provided that the number of
Shares available for grant shall never exceed 12.5% of the Shares outstanding. Under the 1991 Directors Stock Option Plan, as amended, options for up to 100,000 shares may be granted to non-employee directors. Both plans have ten-year terms.

       Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under
the   fair   value   method   of   that   Statement.    The   fair   value   for
these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995: risk-free interest of 6.0%;
dividend yield of 5%; volatility factor of the expected market price of the Company's common stock of .493 and .583, respectively; and a weighted-average expected life of the options of 3 years for the 1994 Stock Option Plan and 5 years for the
1991 Directors Stock Option Plan. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective
input   assumptions   can   materially   affect   the   fair   value   estimate,
in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

       For   purposes   of   pro   forma   disclosures,   the   estimated   fair
value of the options granted in 1996 and 1995 is amortized to expense over the options' vesting period. The Company's pro forma follows (in thousands, except per share information):


                                       Year Ending
                                       December 31
                                   -------------------
                                     1996      1995
                                   --------  --------
   Pro forma net income            $ 14,087  $ 11,578
   Pro forma net income per share  $   3.85  $   4.15




     A summary of the Company's stock option activity and related information is as follows:


                                               1991 Directors
                      1994 Stock Option            Stock
                            Plan                Option Plan
                      -----------------      -----------------
                               Weighted               Weighted
                                Average                Average
                       Shares    Price        Shares    Price
                      -----------------      -----------------

Outstanding at
   December 31, 1994  205,875    $ 9.92          85,500    $ 6.36
   Granted             55,010     13.29          27,750     10.21
   Exercised          (11,613)     9.19         (21,000)     5.81
   Forfeited           (6,000)     9.19               -         -
                      -------    ------         -------    ------
Outstanding at
   December 31, 1995  243,272     10.73          92,250      7.64
   Granted             44,291     18.80          13,500     16.00
   Exercised         (105,563)    10.00         (27,750)     8.12
   Forfeited           (6,562)    13.14               -         -
                      -------    ------         -------    ------
Outstanding at
   December 31, 1996  175,438    $13.12          78,000    $ 8.92
                      =======    ======          ======    ======


     The weighted average fair value of options granted during 1996 and 1995 was $4.52 and $4.39, respectively.


     Following is a summary of the status of options outstanding at December 31, 1996:


                     Outstanding Options         Exercisable Options
                  ----------------------------  -------------------
                           Weighted-
                            Average   Weighted            Weighted-
                           Remaining   Average             Average
 Exercise Price            Contract-  Exercise            Exercise
      Range        Number  ual Life     Price    Number     Price
-----------------  ------- ---------  ---------  ------- -----------
1994 Stock Option Plan

  $9.19-$12.22      88,133 7.8 years   $10.21     88,133   $10.21
  $12.67-$15.75     64,680 9.1 years   $14.10     19,254   $13.33
  $21.00-$25.63     22,625 9.6 years   $21.72          -        -


1991 Directors Stock Option Plan

      $4.00         22,500 4.7 years   $ 4.00     22,500   $ 4.00
  $8.00-$10.17      42,000 8.0 years   $ 9.28     42,000   $ 9.28
     $16.00         13,500 9.5 years   $16.00     13,500   $16.00




NOTE H - Other Matters

The Company issued 576,000 shares of its Class A Preferred Stock, $.001 par value per share ("Preferred Stock"), and in turn exchanged 576,000 shares of it's Common Stock for the Preferred Stock outstanding during 1996. The Company paid a quarterly dividend of $138,000, or $.17 per share, on the Preferred Stock. The net proceeds from the sale of the Preferred Stock and the dividend paid are included in the shares issued-private placement and cash dividends, respectively, in the accompanying consolidated statements of shareholders' equity.


Supplemental Profit and Loss Information

      Included in operating expenses are taxes, principally property taxes, of $2,169,000 and $1,301,000 for the years ended December 31, 1996 and 1995, respectively.


Supplemental Cash Flow Information

                                         Year Ended
                                         December 31
                                     --------------------
                                       1996       1995
                                     ---------  ---------
                                       (In thousands)
Loans to facilitate
  sales of real estate and
  real estate securities...........    $   350  $   410
Loan foreclosures
  added to real estate
  held for sale....................         80      443
Interest paid......................      3,468    2,341
Income taxes paid..................         23       77


Litigation

      The Company is not presently engaged in any litigation other than ordinary routine litigation incidental to its business. Management believes such litigation will not materially affect the financial position, operations or liquidity of the Company.


NOTE I - Subsequent Events

          On January 22, 1997, the Company completed the sale of 2,012,500 shares of common stock under its existing shelf registration to a combination of retail and institutional investors  with  net  proceeds to the  Company  of  approximately
$51,400,000.

     Purchases of office buildings subsequent to year-end include the following (in thousands):

                                         Purchase    Purchase
Office Building             Location       Price       Date
------------------       -------------   ---------   --------
Forum II & III           Memphis, TN      $16,425    01/07/97
Ashford II               Houston, TX        2,207    01/28/97
Courtyard at Arapaho     Dallas, TX        15,125    03/06/97
Charlotte Park Executive
  Center                 Charlotte, NC     14,350    03/18/97
                                          -------
                                          $48,107
                                          =======

     In connection with the Charlotte Park Executive Center purchase, the Company also purchased 17.64 acres of development land in the same office park for $1,721,000. The Company currently has no plans to begin develop-ment on the site.

      These purchases were funded with cash reserves, borrowings under existing lines of credits and the proceeds of the January
1997 stock offering.

NOTE J - Fair Values of Financial Instruments

Cash and cash equivalents

       The   carrying  amounts  for  cash  and  cash  equivalents
approximated fair value at December 31, 1996 and 1995.

Mortgage loans
      The fair values for mortgage loans are estimated based on net realizable value and discounted cash flow analyses, using interest rates currently being offered on loans with similar terms to borrowers of similar credit quality. The aggregate fair value of the mortgage loans at December 31, 1996 was $622,000 as compared to its carrying amount of $350,000. The aggregate fair value of the mortgage loans at December 31, 1995 was $21,049,000 as compared to its carrying amount of $11,161,000.

      The fair values of the mortgage notes payable without recourse are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The aggregate fair value of the mortgage notes payable without recourse at December 31, 1996 is $63,496,000 as compared to its carrying amount of $62,828,000. At December 31, 1995, the aggregate fair value of the mortgage notes payable without recourse approximated the carrying amounts. NOTE K - Quarterly Financial Data (Unaudited)

      Summarized  quarterly financial data for  the  years  ended
December 31, 1996 and 1995 are as follows (in thousands, except per share data):


                                             1996
                           ---------------------------------------
                             First     Second    Third     Fourth
                           ------------------- --------- ---------
Revenues
(other than gains)..         $ 4,534   $ 5,507    $ 6,291    $ 7,747
Expenses..................    (3,750)   (4,663)    (5,265)    (6,488)
Gain on real estate and
  mortgage loans..........       193     5,507        163      4,046
Gain (loss) on sale of
  securities..............      (190)       62        432        245
                             -------   -------    -------    -------
Net income................   $   787   $ 6,413    $ 1,621    $ 5,550
                             =======   =======    =======    =======

Per share data (as
adjusted for stock split):
  Net income..............   $ 0.260   $  2.00    $  0.39    $  1.31
  Dividends paid..........   $ 0.113   $  0.12    $  0.14    $  0.25

Weighted average shares
  outstanding.............     3,012     3,213      4,193      4,222


                                             1995
                           ---------------------------------------
                             First     Second    Third     Fourth
                           ------------------- --------- ---------
Revenues
(other than gains)..         $ 2,430   $ 2,968    $ 3,515    $ 3,854
Expenses..................    (2,456)   (2,601)    (3,298)    (3,458)
Gain on real estate and
  mortgage loans..........       123       713      3,342      2,374
Gain (loss) on sale of
  securities..............       (24)      125      1,292      2,921
                             -------   -------    -------    -------
Net income................   $    73   $ 1,205    $ 4,851    $ 5,691
                             =======   =======    =======    =======

Per share data (as
adjusted for stock split):
  Net income..............   $ 0.030   $ 0.430    $ 1.620    $ 1.900
  Dividends paid..........   $ 0.107   $ 0.107    $ 0.113    $ 0.113

Weighted average shares
  outstanding.............     2,345     2,790      2,994      2,994



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

Forward-Looking Statements

      In addition to historical information, certain sections of this Annual Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those pertaining to the Company's capital resources, profitability and portfolio performance. Forward-looking statements involve numerous risks and uncertainties. The following factors, among others discussed herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: defaults or non-renewal of leases, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to qualify as a real estate investment trust under the Internal
Revenue Code of 1986, as amended (the "Code"), environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. The success of the Company also depends upon the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed elsewhere in this Annual Report. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as the date hereof. The Company assumes no obligation to update forward-looking statements. See also the Company's reports to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

Item 13.  Exhibits and Reports on Form 8-K

(a)Exhibits required by Item 601 of Regulation S-B:
   (3)(a)Articles of Incorporation, as amended, of Parkway (incorporated by reference to Exhibit B to The Parkway Company's Proxy Material for its Annual Meeting of Stockholders held on July 18, 1996).
      (b)Bylaws of Parkway (incorporated by reference to Exhibit C to The Parkway Company's Proxy Material for its
         Annual Meeting of Stockholders held on July 18, 1996).
      (c)Amendments to Bylaws, filed herewith.
  (10)(a)Registrant's 1994 Stock Option Plan (incorporated by reference to Registrant's Proxy Statement dated November 8, 1994).
      (b)Registrant's 1991 Directors Stock Option Plan, as amended (incorporated by reference to the Registrant's proxy statement dated November 8, 1994).
      (c)Agreement and Plan of Merger among Parkway, Parkway Acquisition Corp. and EB dated as of October 28, 1994
         (as amended by the First Amendment to the Agreement and Plan of Merger dated January 26, 1995), incorporated by reference to Appendix B of the Joint Proxy Statement/Prospectus filed with the Registration Statement on Form S-4 of The Parkway Company
         (No. 33-85950).
      (d)Form of Change-in-Control Agreement that Registrant has entered into with Leland R. Speed, Steven G. Rogers and Sarah P. Clark, filed herewith.
      (e)Form of Change-in-Control Agreement that the Registrant has entered into with David R. Fowler, G. Mitchel Mattingly and James M. Ingram, filed herewith.
         Parkway agrees to furnish supplementally to the Commission upon request a copy of any omitted schedule or exhibit to the Merger Agreement.
  (11)Statement re: Computation of earnings per share, filed herewith.
  (21)Subsidiaries of the small business issuer, filed herewith.
  (23)Consent of Ernst & Young LLP, filed herewith.
  (27)Financial Data Schedule
  (28)Agreement of Registrant to furnish the Commission with copies of instruments defining the rights of holders of long-term debt (incorporated by reference to Exhibit 28E of the Registrant's Form S-4 (No. 33-2960) filed with the Commission on February 3, 1986).
  (99)The Company Shareholder Rights Plan dated September 7, 1995 (incorporated by reference to the Registrant's Form 8-A filed September 8, 1995).
 (b)Reports on Form 8-K.
    (1)Filed October 15, 1996
       Reporting the September 30, 1996 purchase of the BB&T Financial Center from AETNA Life Insurance Company for $24,500,000.
    (2)Filed October 22, 1996
       Amendment to Form 8-K filed August 9, 1996 reporting
       "Item 7. Financial Statements and Exhibits".
    (3)Filed December 13, 1996
       Amendment to Form 8-K filed October 15, 1996 reporting "Item 7. Financial Statements and Exhibits".



                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PARKWAY PROPERTIES, INC.
                                              Registrant



                                       /s/ Leland R. Speed
                                       Leland R. Speed
                                       Chief Executive Officer
                                       March 28, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/ Daniel C. Arnold              /s/ W. Lincoln Mossop, Jr.
Daniel C. Arnold, Director        W. Lincoln Mossop, Jr.
March 28, 1997                    Director
                                  March 28, 1997



/s/ George R. Farish              /s/ Leland R. Speed
George R. Farish, Director        Leland R. Speed, Director
March 28, 1997                    March 28, 1997



/s/ Roger P. Friou                /s/ Steven G. Rogers
Roger P. Friou, Director          Steven G. Rogers
March 28, 1997                    President and Director
                                  March 28, 1997



/s/ Joe F. Lynch                  /s/ Sarah P. Clark
Joe F. Lynch, Director            Sarah P. Clark
March 28, 1997                    Chief Financial Officer
                                  March 28, 1997



/s/ C. Herbert Magruder           /s/ Regina P. Shows
C. Herbert Magruder, M.D.         Regina P. Shows, Controller
Director                          March 28, 1997
March 28, 1997