Form 10KSB/A
period 1996-12-31
PARKWAY PROPERTIES INC
filed 1997-04-04
CIK 729237

U. S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                         --------------

                          FORM 10-KSB/A

                    AMENDMENT TO FORM 10-KSB
                        Filed Pursuant to
               THE SECURITIES EXCHANGE ACT OF 1934

                    PARKWAY PROPERTIES, INC.
      -----------------------------------------------------
     (Exact name of registrant as specified in its charter)

                         AMENDMENT NO. 1

      The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-KSB for the year ended December 31, 1996 as set forth in the pages attached hereto:

          Item 1.   Description of Business

          Item 2.   Description of Properties

          Item 6.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations

          Item 7.   Consolidated Financial Statements

          Item 13.  Exhibits and Reports on Form 8-K
                    Exhibits (23) and (27)

      Pursuant to the requirements of the Securities Exchange Act of  1934,  the  registrant has duly caused this amendment  to  be
signed   on  its  behalf  by  the  undersigned,  thereunto   duly
authorized.

Date:  April 4, 1997          PARKWAY PROPERTIES, INC.

                              By   /s/ Sarah P. Clark
                              Sarah P. Clark
                              Vice President, Chief Financial
                              Officer, Treasurer and Secretary
                             PART I

Item 1.  Description of Business

General

      Parkway Properties, Inc. ("Parkway" or the "Company") is a self-administered real estate investment trust specializing in the acquisition, ownership, management and leasing of office properties in the Southeastern United States and Texas. At March 25, 1997, Parkway owned or had an interest in 21 office properties located in nine states with an aggregate of approximately 2,597,224 square feet of leasable space.

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

      Until December 31, 1996, Parkway operated as a real estate operating company. For the taxable years 1996 and 1995, Parkway paid virtually no federal income taxes ($64,000 in 1995 and none in 1996) primarily because Parkway had certain net operating losses ("NOLs") to shelter most of Parkway's income from such taxes. However, the increase in the number of outstanding common shares which resulted from the completion of the private placement of common shares in June 1996 and Parkway's recent mergers caused the use of Parkway's NOLs to be significantly limited in any one year. Accordingly, Parkway's board of directors determined that it was in the best interests of Parkway and its shareholders to elect to qualify Parkway as a REIT under the Code for the taxable year beginning January 1, 1997, which allows Parkway to be generally exempt from federal income taxes even if its NOLs are limited or exhausted, provided it meets various REIT requirements.

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

      Parkway's management team consists of experienced office property specialists with proven capabilities in office property acquisition, operation, management, leasing, development and sales. In addition, management has extensive experience in acquiring other real estate companies through mergers and acquisitions. Management believes that these capabilities should allow Parkway to continue to create property value in all phases of the real estate cycle. Parkway is actively seeking new investments that meet the criteria set forth in its investment strategy. In pursuing this strategy, Parkway purchased 16 office building investments from July 31, 1995 through March 25, 1997, totaling 2,205,137 square feet of net rentable area. These new investments are discussed in greater detail elsewhere in this report.

      Parkway generally seeks to acquire well-located Class A, A-or B+ multi-story office buildings in primary or secondary markets in the Southeastern region of the United States and Texas. Parkway generally targets for acquisition office buildings ranging in size from 50,000 to 300,000 square feet with current and projected occupancy levels in excess of 70% and with adequate parking to accommodate full occupancy. Parkway targets buildings which are occupied by a major tenant (or tenants) (e.g., a tenant that accounts for at least 30% of the building's total rental revenue and has at least five years remaining on its lease). Parkway attempts to purchase office buildings such that the initial unleveraged yield on its total investment (including purchase price, related acquisition costs and capital expenditures generally anticipated for the 12 to 24 months following purchase) will be in the range of 9% to 12% per annum. Parkway defines initial yield as net operating income (revenues less property operating expenses, before interest expense and depreciation) for the calendar year of or following acquisition divided by total investment. Parkway also generally seeks to acquire properties whose total cost per square foot is at least 25% below estimated replacement cost and whose current rental rates are at or below market rental rates. While the Company seeks to acquire properties which meet all of the acquisition criteria, specific property acquisitions are evaluated individually and may fail to meet one or more of the acquisition criteria at the date of purchase.

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

Item 2.  Description of Property

General

      The Company invests principally in office buildings in the Southeastern United States and Texas, but is not limited to any specific geographical region or property type. Including the office building acquisitions made through March 25, 1997, the Company has 21 office buildings comprising 2,597,224 square feet of office space located in nine states. As of March 25, 1997, the Company's office investments are located in the following markets:

                                    % of Total Properties
    Market          Square Feet     Based on Square Feet
-----------------   -----------    ----------------------
Houston, TX           663,086            25.53%
Jackson, MS           572,695            22.05%
Atlanta, GA           255,970             9.86%
Winston-Salem, NC     238,919             9.20%
Dallas, TX            200,726             7.73%
Charlotte, NC         187,207             7.21%
Memphis, TN           177,250             6.82%
Northern VA           148,767             5.73%
Other                 152,604             5.87%

     Property acquisitions in 1996 and 1995 were funded through a variety of sources, including:

          Cash reserves,

          Sales   of  non-core  assets,  including  real  estate,
          mortgage loans and securities,

          Fixed rate, non-recourse mortgage financing at fully-amortizing terms ranging from 12 to 15 years,

          Sale of Parkway common stock, and

          Advances on bank lines of credit.

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

      The following table sets forth certain information about office properties owned by the Company as of December 31, 1996 (in thousands, except square foot data):

                                     Percentage      % of
                            Total      Leased       Leases                  Market    Mortgage
                           Square      as of       Expiring      Date       Rental     Notes
       Property (1)         Feet      2/28/97     in 1997(4)   Acquired    Rate(5)    Payable
 -----------------------  --------   ----------  -----------  ---------   ---------- ----------
  Houston, TX
    400 North Belt          220,934      95%          8.7%       04/96     $12.50      $6,634
    One Park 10 Plaza       161,243      99%          4.0%       03/96      13.00       4,620
    Woodbranch              109,481      97%         12.2%       04/96      13.00       3,194
    Tensor                   92,017     100%             -       10/96      12.00           -
    West Office(6)           20,900     100%             -       05/94       6.60           -
  Jackson, MS
    Mtel Centre             261,361      97%          3.7%       07/95      16.50      10,422
    One Jackson Place(2)    218,583      98%         10.2%       11/86      18.50      17,934
    IBM Building             92,751     100%         11.6%       10/95      16.25       4,653
  Atlanta, GA
    Falls Pointe            105,655     100%             -       08/96      17.00       6,450
    Waterstone               92,600     100%         27.3%       12/95      17.50       5,521
    Roswell North            57,715      85%         20.8%       08/96      16.00       3,400
  Winston-Salem, NC
    BB&T Financial Center   238,919      99%          6.6%       09/96      19.00           -
  Northern Virginia
    8381 and 8391
      Courthouse Road        94,929      92%         17.0%       07/96      19.50           -
    Cherokee Business
      Center                 53,838     100%          6.5%       07/96      16.00           -
  Other Markets
    Corporate Square         96,011      94%         40.0%       04/90      13.00           -
    Wink Building (3)        32,325     100%          4.3%       06/94       8.31           -
    Cascade III              24,268      86%         37.1%       04/90      16.50           -

(1)Ownership is 100% unless noted otherwise.  The statistics shown for all properties represent 100% ownership even though the Company may own less than 100% of the property.
(2)Parkway owns 78.125% of One Jackson Place and an unrelated party owns the remaining 21.875% interest.
(3)Parkway  holds  a 50% interest in a partnership that owns the Wink
   Building.   The  remaining 50% interest is owned by Wink Engineering, an unrelated  party that leases and occupies 95% of the building.
(4)The percentage of leases expiring in 1997 represents the ratio of square feet under leases expiring in 1997 divided by total square feet.
(5)Market rental rate per square foot represents the rate quoted by the Company to prospective tenants at the property as of February 28, 1997.
(6)West Office includes approximately 7,000 square feet of office space and 13,900 square feet of warehouse space. The market rental rate shown is an average rate for the entire building leased to a single tenant.
   The current tenant pays all operating expenses, other than property taxes and insurance.

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
                 ===         =========              =====

Tenants

     The office properties are leased to approximately 350 tenants, which engage in a wide variety of industries including banking, professional services (including legal, accounting, and consulting), energy, financial services and telecommunications. The following table sets forth information concerning the 10 largest tenants of the properties owned as of March
25, 1997 (in thousands, except square foot data):

                                              Annualized                         Lease
                                    Square      Rental                         Expiration
             Tenant                  Feet     Revenue(2)    Office Building       Date
---------------------------------  --------   ----------    ----------------  -----------
Mtel(1)                             181,472   $ 2,512             (1)             (1)
Burlington Resources                118,274     1,417        400 North Belt     12/31/98
American Medical Electronic          96,166     1,058        Courtyard          12/31/01
Premier Health Systems               92,523     1,554        Charlotte Park     11/30/99
Womble, Carlyle, Sandridge & Rice    91,968     1,545        BB&T Financial     06/30/05
PGS Tensor                           89,009       816        Tensor             12/31/01
BB&T Bank                            84,168     1,440        BB&T Financial     12/31/07
Northern Telecommunications          82,415     1,007        Courtyard          10/31/99
PSI Process Systems                  52,249       766        Forum II & III     12/31/00
Federal Express                      43,738       564        Forum II & III     09/30/03
                                    -------   -------
                                    931,982   $12,679
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

    In addition to the information given above, the Company has two properties whose book value at December 31, 1996 exceeds ten percent of total assets, One Jackson Place and BB&T Financial Center.

     One Jackson Place is a 14-story Class A office
building built in 1986.  The building was 98% leased at February
28, 1997 with an average effective annual rental rate per
square foot of $17.42.  In addition to one tenant listed
on the previous schedule, One Jackson Place has one other
tenant that occupies 10.53% of the rentable square footage
of the building.   The tenant provides legal services
primarily to corporate clients and the lease expires in February, 2000.

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

       For tax purposes, depreciation is calculated over 40 years for building and improvements, 10 years for tenant improvements and 5 years for equipment, furniture and fixtures.
The federal tax basis of One Jackson Place and BB&T Financial
Center is as follows (in thousands):

                                          One       BB&T
                                        Jackson   Financial
                                         Place     Center
                                        --------  ----------
Land................................     $1,799    $ 1,018
Building and Improvements...........      6,127     23,343
Equipment, Furniture and Fixtures...         20          -
Tenant Improvements.................      2,809         41

      Real  estate taxes paid for 1996 and 1995 for  One  Jackson
Place  were  $386,000  and $362,000, respectively.   Real  estate
taxes paid for BB&T Financial Center in 1996 were $282,000.

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

      For Parkway, 1996 was a year of great change as the Company implemented its strategy of aggressively acquiring office properties, as well as liquidating non-core assets and redeploying the proceeds into office properties. Parkway defines non-core assets as being non-office building assets including land, mortgage loans and other real estate properties. Total assets of the Company increased $58,992,000 during 1996 with office buildings (before depreciation) increasing $72,903,000 or 123%.

      Parkway's investment in office buildings increased by $70,518,000 net of depreciation to a carrying amount of
$122,802,000 at December 31, 1996 which consisted of 16 properties in seven states. This growth was due to the focused effort of purchasing Class A, A- or B+ office properties located in markets with high growth potential in the Southeastern United States and Texas. During 1996, Parkway purchased nine office buildings from insurance companies and pension funds as follows (in thousands):

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

     During 1996, non-core assets held by the Company decreased $16,756,000. This reflects the Company's strategy that was implemented in 1995 of liquidating its non-core assets and redeploying the proceeds into office properties. Sales of non-core assets contributed $27,817,000 of net proceeds during 1996 and resulted in gains for financial reporting purposes of $10,856,000. The sales of non-core assets in 1996 included the sales of 158 mortgage loans, land, operating properties (including one apartment complex and 21 townhomes/condominiums) and various real estate securities. The book value of the remaining non-core assets at December 31, 1996 was $10,070,000. The Company expects to continue its efforts to liquidate these assets.

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

      Mortgage notes payable on wrap mortgages decreased during 1996 due to scheduled principal payments of $255,000 and the payoff of underlying wrap mortgages totaling $4,994,000 in connection with the sale of one mortgage loan receivable in December of 1996.

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

      Net income increased to $14,371,000 for the year ended December 31, 1996 as compared to $11,820,000 for the year ended December 31, 1995 primarily as a result of significant increases in income from office buildings to $18,840,000 in 1996 from $6,918,000 in 1995 net of related expenses of $14,408,000 in 1996 and $6,243,000 in 1995. These increases are reflective of increases in the Company's office building portfolio due to acquisitions made during 1996 and 1995. The portfolio of office properties increased from 392,087 square feet at December 31, 1994 to 838,799 square feet at December 31, 1995 and increased further to 1,973,530 square feet at December 31, 1996. Subsequent to December 31, 1996, the Company purchased an additional 623,694 square feet bringing the portfolio to a total 2,597,224 at March 25, 1997. Included in net income were gains on real estate held for sale, mortgage loans and securities of $10,458,000 in 1996 and $10,866,000 in 1995, reflecting primarily sales of the Company's non-office building assets.

      Operations of office building properties are summarized below (in thousands):
                                                Year Ended
                                                December 31
                                            -------------------
                                              1996       1995
                                            --------   --------

     Income from real estate properties...  $18,840    $ 6,918
     Real estate operating expense........   (8,466)    (2,960)
                                            -------    -------
                                             10,374      3,958
     Interest expense on real estate
       properties.........................   (3,526)    (2,204)
     Depreciation and amortization........   (2,444)    (1,179)
     Minority interest....................       28        100
                                            -------    -------
                                            $ 4,432    $   675
                                            =======    =======

      The Company's operations for 1996 and 1995 reflect the operations of the following office buildings subsequent to the date purchased:

          Building                  Purchase Date  Sq. Feet
     ----------------------         -------------  --------
     Mtel Centre'                     07/31/95      261,361
     IBM Building                     10/02/95       92,751
     Waterstone                       12/18/95       92,600
     One Park 10 Plaza                03/07/96      161,243
     400 North Belt                   04/15/96      220,934
     Woodbranch                       04/15/96      109,481
     Cherokee Business Center         07/09/96       53,838
     8381 and 8391 Courthouse Road    07/09/96       94,929
     Falls Pointe                     08/09/96      105,655
     Roswell North                    08/09/96       57,715
     BB&T Financial Center            09/30/96      238,919
     Tensor                           10/31/96       92,017

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

     Gains on sales of securities, real estate and mortgage loans for 1996 were the result of implementing the Company's investment strategy discussed previously. Cash proceeds from the sale of securities totaled $2,834,000 and resulted in gains of $540,000. Gains on real estate and mortgage loans were a result of the sale of 158 mortgage loans in two separate transactions, gains recognized on the collection of mortgage loans, writedowns to land and the sale of other non-core assets. Cash proceeds from these sales totaled $24,983,000 and net gains recognized were $9,909,000.

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

      The increase in general and administrative expenses from $2,299,000 in 1995 to $2,982,000 in 1996 is primarily due to an increase in costs as a result of recent mergers and acquisitions and the cost associated with the Company's move to the New York Stock Exchange from the NASDAQ National Market System. Effective August 1996, the Company was listed on the New York Stock Exchange (NYSE). Included in general and administrative expenses is a one-time listing fee of $78,000. The EB, Inc. merger was effective April 27, 1995, therefore, general and administrative expenses of EB, Inc. for only eight months have been included in 1995 compared to twelve months of expenses included in 1996. Professional fees also increased as compared to 1995, reflecting primarily the $65,000 cost of conducting an odd-lot tender program to reduce the number of shareholders owning less than 100 shares of stock as a result of the recent mergers. The EB, Inc. merger, resulted in over 4,000 new shareholders for the Company which also contributed to a $92,000 increase in shareholder reporting expenses. Other increases in general and administrative expenses are the result of additional overhead to manage the Company's significant growth through property acquisitions during 1996 and 1995.

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

      In  connection  with  the Charlotte Park  Executive  Center purchase,  the Company also purchased 17.64 acres of  development
land  in  the  same  office  park for  $1,721,000.   The  Company
currently has no plans to begin development on the site.

      The Company has contracts to purchase two additional office properties for approximately $15,000,000, consisting of a total of 177,000 square feet. The contracts are expected to close before April 15, 1997.

      The Company presently plans to make capital improvements at its office properties in 1997 of approximately $5,500,000. These expenses included tenant improvements, capitalized acquisition costs and capitalized building improvements. Approximately $2,500,000 of these improvements relate to upgrades on recently acquired properties. All such improvements are expected to be financed by cash flow from the properties and advances on bank lines of credit.

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

Item 7. Consolidated Financial Statements

Index to Consolidated Financial Statements                  Page

Report of Independent Auditors . . . . . . . . . . . . . . . .26
Consolidated Balance Sheets-
  as of December 31, 1996 and 1995 . . . . . . . . . . . . . .27
Consolidated Statements of Income--
  for the years ended December 31, 1996 and 1995. . . . .  . .28
Consolidated Statements of Cash Flows--
  for the years ended December 31, 1996 and 1995. . . . .  . .29
Consolidated Statements of Shareholders' Equity--
  for the years ended December 31, 1996 and 1995. . . . .  . .31
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



                                      /s/ Ernst & Young LLP
                                      ---------------------------
                                      Ernst & Young LLP

Jackson, Mississippi
March 27, 1997


                   CONSOLIDATED BALANCE SHEETS
         (In thousands except share and per share data)

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

                CONSOLIDATED STATEMENTS OF INCOME
              (In thousands, except per share data)

                                              Year Ended
                                              December 31
                                        ---------------------
                                           1996         1995
                                       ---------     --------
Revenues
Income from office properties......     $ 18,840     $  6,918
Income from other real estate
  properties.......................        1,773        2,023
Interest on mortgage loans.........        1,740        1,421
Management company income..........          784        1,041
Interest on investments............          500          167
Dividend income....................          118          601
Deferred gains and other income....          324          596
Gains on real estate held
  for sale and mortgage loans......        9,909        6,552
Gains on securities................          540        4,314
                                        --------     --------
                                          34,537       23,633
                                        --------     --------
Expenses
Office properties
  Operating expense................        8,466        2,960
  Interest expense.................        3,526        2,204
  Depreciation and amortization....        2,444        1,179
  Minority interest................         (28)        (100)
Other real estate properties
  Operating expense................        1,379        1,916
  Interest expense.................            -           26
  Depreciation and amortization....            -          152
Interest expense
  Notes payable to banks...........          281          156
  Notes payable on wrap mortgages..          340          135
Management company expense.........          673          804
General and administrative.........        2,982        2,299
                                        --------     --------
                                          20,063       11,731
                                        --------     --------
Income before income taxes.........       14,474       11,902
Income tax expense.................          103           82
                                        --------     --------
Net income.........................     $ 14,371     $ 11,820
                                        ========     ========
Net income per share...............     $   3.92     $   4.24
                                        ========     ========
Weighted average shares
  outstanding......................        3,662        2,787
                                        ========     ========
Dividends paid per share...........     $   .623     $    .44
                                        ========     ========

         See notes to consolidated financial statements.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)

                                              Year Ended
                                              December 31
                                         ---------------------
                                           1996         1995
                                         --------     --------

Operating Activities
Net income............................   $14,371      $11,820
Adjustments to reconcile net
  income to net cash provided by
  operating activities:
  Equity in earnings..................      (132)        (251)
  Dividends received..................         -           76
  Distributions from operations of
    unconsolidated subsidiaries.......       358          318
  Depreciation and amortization.......     2,444        1,301
  Amortization of discounts,
    deferred gains and other..........       (23)        (141)
  Gains on real estate held for
    sale and mortgage loans...........    (9,909)      (6,552)
  Gains on securities.................      (549)      (4,314)

  Changes in operating assets
    and liabilities:
    Increase in receivables...........    (1,467)        (370)
    Increase in accounts payable
      and accrued expenses............     2,277          768
                                        --------     --------
  Cash provided by operating
    activities........................     7,370        2,655
                                        --------     --------
Investing Activities
Payments received on mortgage  loans..       400        3,038
Purchase of real estate securities....         -         (992)
Purchase of real estate related
  investments.........................   (73,777)     (29,568)
Investment in unconsolidated
  subsidiary..........................      (325)           -
Purchase of mortgage loans............      (600)      (1,420)
Proceeds from sale of real estate
  held for sale and mortgage loan.....    24,983        8,789
Proceeds from sale of real estate
  securities..........................     2,834       20,100
Improvements to real estate related
  investments.........................    (2,037)        (728)
Proceeds from merger of EB, Inc.......         -        2,702
                                        --------     --------
Cash provided by (used in)
  investing activities................   (48,522)       1,921
                                        --------     --------
Financing Activities
Principal payments on mortgage
  notes payable.......................    (6,727)      (4,559)
Proceeds from borrowings on
  mortgage notes payable..............    34,970       11,000
Proceeds from bank borrowings.........    11,805       19,344
Principal payments on bank borrowings.   (11,805)     (23,498)
Stock options exercised...............       858          110
Dividends paid........................    (2,552)      (1,249)
Proceeds from private placement
  of stock............................    16,612            -
                                        --------     --------
Cash provided by financing activities.    43,161        1,148
                                        --------     --------
Increase in cash and cash equivalents.     2,009        5,724

Cash and cash equivalents at
  beginning of year...................     6,044          320
                                        --------     --------
Cash and cash equivalents at
  end of year.........................  $  8,053     $  6,044
                                        ========     ========

         See notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (In thousands, except per share amounts)

                                                                  Unrealized
                                           Additional             Gain (Loss)
                                  Common    Paid-In    Retained       On
                                   Stock    Capital    Earnings   Securities   Total
                                 --------  ----------  ---------  -----------  -------

  Balance, December 31, 1994.... $ 1,563    $26,847    $ 3,158    $   670      $32,238

  Net income....................       -          -     11,820          -       11,820
  Cash dividends declared
   ($.44 per share)..                  -          -    (1,249)          -       (1,249)
  Shares issued in EB merger....     429      5,941          -          -        6,370
  Unrealized loss on securities.       -          -          -       (78)          (78)
  Stock options exercised.......      16         94          -          -          110
                                 -------    -------    -------    -------      -------
  Balance, December 31, 1995....   2,008     32,882     13,729        592       49,211

  Net income....................       -          -     14,371          -       14,371
  Cash dividends declared
   ($.623 per share).............      -          -    (2,552)          -       (2,552)
  Unrealized gain on securities.       -          -          -      (592)         (592)
  Shares issued-stock dividend..   1,006    (1,006)          -          -            -
  Stock options exercised.......      37        821          -          -          858
  Shares issued-private
   placement....................   1,140     15,472          -          -       16,612
  Reincorporation in Maryland... (4,187)      4,187          -          -            -
                                 -------   --------    -------    -------      -------
  Balance, December 31, 1996.... $     4    $52,356    $25,548    $     -      $77,908
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

NOTE B - Investment in Office Properties

     At December 31, 1996, Parkway owned or had a direct interest in 16 office properties located in seven states with an aggregate of 1,941,205 square feet of leasable space as shown below (in thousands):

                                                 Net     Mortgage
                                  Accumulated  Carrying   Notes    Date     Year
     Property (1)         Cost   Depreciation   Amount   Payable Acquired  Built
--------------------   ----------------------  --------  ---------------- -------
Houston, TX
  400 North Belt       $ 10,383    $    183   $ 10,200  $  6,634   04/96    1982
  One Park 10             6,953         129      6,824     4,620   03/96    1982
  Woodbranch              4,122          69      4,053     3,194   04/96    1982
  Tensor                  2,884          12      2,872         -   10/96    1983
  West Office               469          34        435         -   05/94    1986

Jackson, MS
  Mtel Centre'           14,005         460     13,545    10,422   07/95  1987(2)
  One Jackson Place(3)   24,480       7,297     17,183    17,934   11/86    1987
  IBM Building            6,790         177      6,613     4,653   10/95    1986

Atlanta, GA
  Falls Pointe            9,133          76      9,057     6,450   08/96    1990
  Waterstone              8,150         186      7,964     5,521   12/95    1987
  Roswell North           4,723          40      4,683     3,400   08/96    1986

Winston-Salem, NC
  BB&T                   24,551         149     24,402         -   09/96    1988

Northern VA
  Courthouse Road         7,659          82      7,577         -   07/96    1984
  Cherokee                3,563          38      3,525         -   07/96    1985

Other
  Corporate Square        2,795         355      2,440         -   04/90    1968
  Cascade III             1,649         220      1,429         -   04/90    1978
                       --------    --------   --------  --------
Total Property Owned   $132,309    $  9,507   $122,802  $ 62,828
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

Mortgage notes payable without recourse

     A summary of mortgage notes payable at December 31, 1996, which are non-recourse to the Company, is as follows (in thousands):

                                                Carrying
                                                 Amount        December 31
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

     The Company has qualified under Sections 856 - 860 of the Internal Revenue Code, as a Real Estate Investment Trust,
("REIT") effective January 1, 1997. In anticipation of converting to a REIT, the Company reincorporated in Maryland during 1996. If the Company distributes to its share holders at least 95% of its REIT taxable income, it generally will not be subject to federal corporate income tax on that portion of its ordinary income or capital gain that is timely distributed to its shareholders. The Company will utilize the NOL carryforwards as a REIT to the extent that it has taxable income prior to the carryforward expiration dates, subject to the limitation as described above. The Company intends to continue to qualify as a REIT, although the Company will be subject to a number of organizational and operational requirements. If the Companyfails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at the prevailing corporate rates and would be ineligible to requalify as a REIT for four years.

NOTE G - Stock Option Plans

     The Company has elected to follow APB No. 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options.

     The 1994 Stock Option Plan provides for the issuance of an aggregate of 225,000 Parkway shares ("Shares") to key employees or officers of the Company and its subsidiaries upon the exercise of options and upon incentive grants pursuant to the Stock Option
Plan.   On July 1 of each year, the number of Shares available for grant shall automatically increase by one percent (1%) of the
Shares outstanding on such date, provided that the number  of
Shares available for grant shall never exceed 12.5% of the Shares outstanding.  In accordance with these provisions, the shares available for
grant increased 41,689 and 29,885 in 1996 and 1995, respectively.   Under
the 1991 Directors Stock Option Plan, as amended, options for up to 150,000 shares may be granted to non-employee directors. Both plans have ten-year terms.

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

     A summary of the Company's stock option activity and related information is as follows:

                                               1991 Directors
                      1994 Stock Option            Stock
                            Plan                Option Plan
                      -----------------      -----------------
                               Weighted               Weighted
                                Average                Average
                       Shares    Price        Shares    Price
                      -----------------      -----------------

Outstanding at
   December 31, 1994  205,875    $ 9.92          85,500    $ 6.36
   Granted             55,010     13.29          27,750     10.21
   Exercised          (11,613)     9.19         (21,000)     5.81
   Forfeited           (6,000)     9.19               -         -
                      -------   - ------         -------    ------
Outstanding at
   December 31, 1995  243,272     10.73          92,250      7.64
   Granted             44,291     18.80          13,500     16.00
   Exercised         (105,563)    10.00         (27,750)     8.12
   Forfeited           (6,562)    13.14               -         -
                      -------    ------          -------   ------
Outstanding at
   December 31, 1996  175,438    $13.12          78,000    $ 8.92
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

NOTE H - Other Matters

      The Company issued 576,000 shares of its Class A Preferred Stock, $.001 par value per share ("Preferred Stock"), and in turn exchanged 576,000 shares of it's Common Stock for the Preferred Stock outstanding during 1996. The Company paid a dividend of $138,000, or $.24 per share, on the Preferred Stock in the third quarter of 1996. The net proceeds from the sale of the Preferred Stock and the dividend paid are included in the shares issued-private placement and cash dividends, respectively, in the accompanying consolidated statements of shareholders' equity.

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

Accounts Payable and Other Liabilities

                                               December 31
                                            -----------------
                                             1996       1995
                                            ------     ------
     Accrued expenses,
       other than property taxes........... $2,068     $1,854
     Accrued property taxes................  1,999        769
     Accounts payable......................  1,596      1,378
     Security deposits.....................    636        127
                                            ------     ------
                                            $6,299     $4,128
                                            ======     ======

Interest, Rents Receivable and Other Assets

                                               December 31
                                            -----------------
                                             1996       1995
                                            ------     ------

     Cash receivables                       $2,255     $  958
     Escrow deposits of taxes                  959        482
     Unamortized loan costs                    891        408
     Unamortized lease costs                   530        285
     Prepaid items                             874         17
     Straight line rent receivable             219        360
     Security deposits                          63         62
                                            ------     ------
                                            $5,791     $2,572
                                            ======     ======

NOTE I - Subsequent Events

         On January 22, 1997, the Company completed the sale of 2,012,500 shares of common stock under its existing shelf registration to a combination of retail and institutional investors  with  net  proceeds to the  Company  of  approximately
$51,400,000.

     Purchases of office buildings subsequent to year-end include the following (in thousands):

                                         Purchase    Purchase
Office Building             Location       Price       Date
------------------       -------------   ---------   --------
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

      In  connection  with  the Charlotte Park  Executive  Center purchase,  the Company also purchased 17.64 acres of  development
land  in  the  same  office  park for  $1,721,000.   The  Company
currently has no plans to begin development on the site.

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

 Item 13.  Exhibits and Reports on Form 8-K

(a)Exhibits required by Item 601 of Regulation S-B:
   (3)(a)Articles of Incorporation, as amended, of Parkway (incorporated by reference to Exhibit B to The Parkway Company's Proxy Material for its Annual Meeting of Stockholders held on July 18, 1996).
      (b)Bylaws of Parkway (incorporated by reference to Exhibit C to The Parkway Company's Proxy Material for its
         Annual Meeting of Stockholders held on July 18, 1996).
      (c)Amendments to Bylaws, filed herewith.
  (10)(a)Registrant's 1994 Stock Option Plan (incorporated by reference to Registrant's Proxy Statement dated November 8, 1994).
      (b)Registrant's 1991 Directors Stock Option Plan, as amended (incorporated by reference to the Registrant's proxy statement dated November 8, 1994).
      (c)Agreement and Plan of Merger among Parkway, Parkway Acquisition Corp. and EB dated as of October 28, 1994 (as amended by the First Amendment to the Agreement and Plan of Merger dated January 26, 1995), incorporated by reference to Appendix B of the Joint Proxy Statement/Prospectus filed with the Registration Statement on Form S-4 of The Parkway Company
         (No. 33-85950).
      (d)Form of Change-in-Control Agreement that Registrant has entered into with Leland R. Speed, Steven G. Rogers and Sarah P. Clark, filed herewith.
      (e)Form of Change-in-Control Agreement that the Registrant has entered into with David R. Fowler, G. Mitchell Mattingly and James M. Ingram, filed herewith.
         Parkway agrees to furnish supplementally to the Commission upon request a copy of any omitted schedule or exhibit to the Merger Agreement.
  (11)Statement re: Computation of earnings per share, filed herewith.
  (21)Subsidiaries of the small business issuer, filed herewith.
  (23)Consent of Ernst & Young LLP, filed herewith.
  (27)Financial Data Schedule
  (28)Agreement of Registrant to furnish the Commission with copies of instruments defining the rights of holders of long-term debt (incorporated by reference to Exhibit 28E of the Registrant's Form S-4 (No. 33-2960) filed with the Commission on February 3, 1986).
  (99)The Company Shareholder Rights Plan dated September 7, 1995 (incorporated by reference to the Registrant's Form 8-A filed September 8, 1995).
 (b)Reports on Form 8-K.
    (1)Filed October 15, 1996
       Reporting the September 30, 1996 purchase of the BB&T Financial Center from AETNA Life Insurance Company for $24,500,000.
    (2)Filed October 22, 1996
       Amendment to Form 8-K filed August 9, 1996 reporting
       "Item 7. Financial Statements and Exhibits".
    (3)Filed December 13, 1996
       Amendment to Form 8-K filed October 15, 1996 reporting "Item 7. Financial Statements and Exhibits".