Form 10-Q
period 1997-03-31
PARKWAY PROPERTIES INC
filed 1997-05-15
CIK 729237

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC  20549

                ---------------------------------

                           FORM 10-Q

        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              -----------------------------------

           For Quarterly Period Ended March 31, 1997
                 Commission File Number 1-11533

                    Parkway Properties, Inc.
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

           Maryland                       74-2123597
------------------------------  ---------------------------------
(State or other jurisdiction of (IRS Employer Identification No.)
incorporation or organization)

 One Jackson Place Suite 1000
   188 East Capitol Street
       P. O. Box 24647
     Jackson, Mississippi                        39225-4647
--------------------------------------  -------------------------
(Address of principal executive offices)         (Zip Code)

Issuer's telephone number, including area code   (601) 948-4091
                                               ------------------
                     Parkway Properties, Inc.
                      300 One Jackson Place
                     188 East Capitol Street
                         P. O. Box 24647
                Jackson, Mississippi  39225-24647
-----------------------------------------------------------------
Former name, former address and former fiscal year,
                  if changed since last report

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES      X       NO
                             -------         -------

      6,287,130 shares of common stock, $.001 par value, were outstanding at May 14, 1997.

                    PARKWAY PROPERTIES, INC.

                           FORM 10-Q

                       TABLE OF CONTENTS
              FOR THE QUARTER ENDED MARCH 31, 1997

     -----------------------------------------------------

                                                            Pages
                                                            -----

                 Part I. Financial Information

Item 1.   Financial Statements

   Consolidated balance sheets, March 31, 1997 and
     December 31, 1996                                          3

   Consolidated statements of income for the three months
     ended March 31, 1997 and 1996                              4

   Consolidated statements of cash flows for the
     three months ended March 31, 1997 and 1996                 5

   Consolidated statements of stockholders' equity for the
     three months ended March 31, 1997 and 1996                 7

   Notes to consolidated financial statements                   8

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations      10


                  Part II.  Other Information


Item 6.   Exhibits and Reports on Form 8-K                     18



                           Signatures


Authorized signatures                                          19


                    PARKWAY PROPERTIES, INC.
                   CONSOLIDATED BALANCE SHEETS
         (In thousands except share and per share data)

                                           March 31   December 31
                                             1997        1996
                                           ---------  -----------
                                         (Unaudited)
 Assets
 Real estate related investments:
   Office buildings....................... $191,220    $132,309
   Land held for development..............    1,721           -
   Accumulated depreciation...............  (10,441)     (9,507)
                                           --------    --------
                                            182,500     122,802
   Real estate held for sale:
     Land.................................    5,187       5,664
     Operating properties.................    1,492       3,675
     Other non-core real estate assets....      295         381
   Mortgage loans.........................      348         350
   Real estate partnership................      313         319
                                           --------    --------
                                            190,135     133,191
 Interest, rents receivable and other
   assets.................................    5,182       5,791
 Cash and cash equivalents................    4,686       8,053
                                           --------    --------
                                           $200,003    $147,035
                                           ========    ========
 Liabilities
 Mortgage notes payable without recourse.. $ 62,260    $ 62,828
 Accounts payable and other liabilities...    6,552       6,299
                                          --------    --------
                                             68,812      69,127
                                           --------    --------
 Stockholders' Equity
 Common stock, $.001 par value, 69,424,000
   shares authorized and 6,287,130 and
   4,257,534 shares issued and outstanding
   in 1997 and 1996, respectively.........        6           4
 Additional paid-in capital...............  103,665      52,356
 Retained earnings........................   27,520      25,548
                                           --------    --------
                                            131,191      77,908
                                           --------    --------
                                           $200,003    $147,035
                                           ========    ========


                    PARKWAY PROPERTIES, INC.
                CONSOLIDATED STATEMENTS OF INCOME
              (In thousands, except per share data)

                                          Three Months Ended
                                               March 31
                                        ---------------------
                                           1997         1996
                                       ---------     --------
                                            (Unaudited)
Revenues
Income from office properties......     $  8,030     $  3,037
Income from other real estate
  properties.......................          306          438
Interest on mortgage loans.........           16          564
Management company income..........          134          279
Interest on investments............          301           99
Dividend income....................           86           66
Deferred gains and other income....           33           51
                                        --------     --------
                                           8,906        4,534
                                        --------     --------
Expenses
Office properties:
  Operating expense................        3,420        1,308
  Interest expense:
    Contractual....................        1,255          644
    Amortization of loan costs.....           17           11
  Depreciation and amortization....          925          418
  Minority interest................           27          (28)
Other real estate properties:
  Operating expense................          217          369
Interest expense on bank notes:
  Contractual......................           24            -
  Amortization of loan costs.......           36            -
Interest expense on wrap mortgages.            -          120
Management company expense.........           87          239
General and administrative.........          860          669
                                        --------     --------
                                           6,868        3,750
                                        --------     --------
Income before gains (losses).......        2,038          784
                                        --------     --------
Gain (loss) on sales
Gains on real estate held
  for sale and mortgage loans......        1,506          193
Loss on securities.................            -         (190)
                                        --------     --------
                                           1,506            3
                                        --------     --------
Net income.........................     $  3,544     $    787
                                        ========     ========
Net income per share...............    $    .62      $    .26
                                        ========     ========
Weighted average shares
  outstanding......................       5,718         3,012
                                        ========     ========
Dividends paid per share...........     $    .25     $    .11
                                        ========     ========

                    PARKWAY PROPERTIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)

                                          Three Months Ended
                                               March 31
                                         ---------------------
                                           1997         1996
                                         --------     --------
                                             (Unaudited)
Operating Activities
Net income............................   $ 3,544     $   787
Adjustments to reconcile net
  income to net cash provided by
  operating activities:
  Equity in earnings..................       (12)         (4)
  Distributions from operations of
    unconsolidate subsidiaries........        18          17
  Depreciation an amortization........       925         418
  Amortization of discounts,
    deferred gains and other..........        (1)        (19)
  Gains on real estate held for
    sale and mortgage loans...........    (1,506)       (193)
  Loss on securities..................        -          190
  Changes in operating assets
    and liabilities:
    Decrease (increase) in receivables       836         (38)
    Increase in accounts payable
      and accrued expenses............       253         607
                                        --------    --------
Cash provided by operating activities.     4,057       1,765
                                        --------    --------

Investing Activities
Payments received on mortgage loans...         2         218
Purchase of real estate related
  investments.........................   (60,420)     (7,393)
Purchase of mortgage loans............         -        (600)
Proceeds from sale of real estate
  held for sale and mortgage loans....     4,334         148
Proceeds from sale of real estate
  securities..........................         -         799
Improvements to real estate related
  investments.........................      (512)       (344)
                                        --------    --------
Cash used in investing activities.....   (56,596)     (7,172)
                                        --------    --------

Financing Activities
Principal payments on mortgage
  notes payable.......................      (568)       (898)
Proceeds from borrowings on
  mortgage notes payable..............         -       4,800
Proceeds from bank borrowings.........     7,939           -
Principal payments on bank borrowings.    (7,939)          -
Stock options exercised...............        91          47
Dividends paid........................    (1,572)       (341)
Proceeds from sale of stock...........    51,221           -
                                        --------    --------
Cash provided by financing activities.    49,172       3,608
                                        --------    --------
Decrease in cash and cash equivalents.    (3,367)     (1,799)

Cash and cash equivalents at
  beginning of period................      8,053       6,044
                                        --------    --------
Cash and cash equivalents at
  end of period.....................    $  4,686    $  4,245
                                        ========    ========

                    PARKWAY PROPERTIES, INC.
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (In thousands)


                                          Three Months Ended
                                               March 31
                                         --------------------
                                           1997        1996
                                         --------    --------
                                              (Unaudited)
Common stock, $.001 par value
  Balance at beginning of period......   $      4     $  2,008
  Stock options exercised.............          -            3
  Shares issued - stock dividend......          -        1,006
  Shares issued - stock offering......          2            -
                                         --------     --------
  Balance at end of period............          6        3,017
                                         --------     --------
Additional paid-in capital
  Balance at beginning of period......     52,356       32,882
  Stock options exercised.............         90           44
  Shares issued - stock dividend......          -       (1,006)
  Shares issued - stock offering......     51,219            -
                                         --------     --------
  Balance at end of period............    103,665       31,920
                                         --------     --------
Retained Earnings
  Balance at beginning of period......     25,548       13,729
  Net income..........................      3,544          787
  Cash dividends declared and paid....     (1,572)        (341)
                                         --------     --------
  Balance at end of period............     27,520       14,175
                                         --------     --------
Unrealized gain on securities
  Balance at beginning of period......          -          592
  Unrealized gain on securities.......          -          118
                                         --------     --------
  Balance at end of period............          -          710
                                         --------     --------
Total stockholders' equity............   $131,191     $ 49,822
                                         ========     ========



Notes to Consolidated Financial Statements (Unaudited)
March 31, 1997


(1)  Basis of Presentation

       The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the annual report and the notes thereto.

      Effective January 1, 1997, the Company elected to be taxed as a real estate investment trust (REIT) under the Internal
Revenue Code of 1986, as amended.

(2)  Reclassifications

      Certain  reclassifications  have  been  made  in  the  1996 financial statements to conform to the 1997 classifications.

(3)  Supplemental Cash Flow Information

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
                                            Three Months Ended
                                                 March 31
                                         -----------------------
                                            1997         1996
                                         ----------   ----------

     Cash paid for interest..........    $1,278,000    $501,000

(4)  Acquisitions and Dispositions

      On January 7, 1997, the Company purchased the Forum II and III office buildings in Memphis, Tennessee. The two buildings contain an aggregate of approximately 177,250 square feet of leasable space. The purchase price for the buildings of $16,425,000 was funded with existing cash reserves and advances under bank lines of credit.

      On  January 28, 1997, the Company purchased the Ashford  II
office   building   in   Houston,  Texas.    The   building   has
approximately 58,511 net rentable square feet and was purchased for $2,207,000 with existing cash reserves.

      On March 6, 1997, the Company purchased the Courtyard at Arapaho office buildings in Dallas, Texas. Courtyard at Arapaho has approximately 200,726 net rentable square feet consisting of a two-story atrium office building with approximately 155,974 square feet and two single-story service center buildings totaling 44,752 square feet. The development is situated on
10.58 acres in the Telecom Corridor submarket in suburban North Dallas. The purchase price of $15,125,000 was funded by existing cash reserves.

      On March 18, 1997, the Company purchased the Charlotte Park Executive Center in Charlotte, North Carolina for $14,350,000. This three-building office park is a 30 acre master-planned office park with approximately 187,207 net rentable square feet. It is located in the Southwest/I-77 corridor, Charlotte's largest office submarket. The Company also purchased 17.64 acres of development land in the office park for $1,721,000. The Company has no immediate plans to begin developing the property. The total purchase price of $16,071,000 was funded with existing cash reserves.

      On March 31, 1997, the Company purchased the Meridian Building in Atlanta, Georgia. The Meridian Building is a five-story office building consisting of approximately 100,932 net rentable square feet with an attached 330 space three-level parking deck. It is located in the Northwest submarket of
Atlanta near the intersection of I-75 and I-285. The purchase price of $10,500,000 was funded with existing cash reserves.

(5)  Subsequent Events

     On April 4, 1997, the Company purchased the Vestavia Centre'
in  Birmingham, Alabama.  The Vestavia Centre' office building  is
approximately  75,880  net rentable square  feet.   The  purchase
price of $4,650,000 was funded with existing cash reserves.

     On May 1, 1997, the Company purchased the Sugar Grove office building in the Sugar Land/Southwest Houston, Texas submarket. The Sugar Grove office building is a six-story building with approximately 122,682 net rentable square feet. The purchase price of $7,730,000 was funded with existing cash reserves.

(6)  Impact of Recently Issued Accounting Standards

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of primary and fully diluted earnings per share for these quarters is not expected to be material.

(7)  Capital Transactions

           On January 22, 1997, the Company completed the sale of 2,012,500 shares of common stock at $27.00 per share under its existing shelf registration to a combination of retail and institutional investors with net proceeds to the Company of $51,221,000.


Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

Financial Condition

Comments are for the balance sheet dated March 31, 1997 compared to the balance sheet dated December 31, 1996.

      In 1997, Parkway is continuing the application of the Company's strategy of aggressively acquiring office properties and liquidating non-core assets. During the first quarter of 1997, the Company purchased five office properties and sold two non-core assets with total assets increasing $52,968,000, and office properties (before depreciation) increasing $58,911,000 or 45%.

      Parkway's direct investment in office buildings and land held for development increased $59,698,000 net of depreciation to a carrying amount of $182,500,000 at March 31, 1997 and consisted of 20 properties. During the three months ending March 31, 1997, Parkway purchased five office buildings as follows (in thousands):

                                            Purchase   Purchase
Office Building               Location       Price       Date
---------------          ----------------   --------   --------
Forum II & III           Memphis, TN        $ 16,425   01/07/97
Ashford II               Houston, TX           2,207   01/28/97
Courtyard at Arapaho     Dallas, TX           15,125   03/06/97
Charlotte Park Executive
  Center                 Charlotte, NC        14,350   03/18/97
Meridian                 Atlanta, GA          10,500   03/31/97
                                            --------
                                            $ 58,607
                                            ========

      In  connection  with  the Charlotte Park  Executive  Center purchase,  the Company also purchased 17.64 acres of  development
land  in  the  same  office  park for  $1,721,000.   The  Company
currently has no plans to begin development on the site.

      During the quarter, the Company also capitalized building improvements and additional purchase expenses of $379,000 and recorded depreciation expense of $925,000.

      Parkway sold two non-core assets during the quarter that resulted in gains for financial reporting purposes of $1,506,000 and net proceeds of $4,334,000. The non-core assets sold during the quarter were 162 acres of land in Katy, Texas and an 180 unit apartment complex in Winter Park, Florida. At March 31, 1997, non-core assets other than mortgage loans totaled $6,974,000. The Company expects to continue its efforts to liquidate these assets.

      Scheduled principal payments of $568,000 were made during the quarter on existing notes payable without recourse. The Company expects to continue seeking fixed rate, non-recourse mortgage financing at fully-amortizing terms ranging from twelve to fifteen years on select office building investments as additional capital is needed. The Company plans to maintain a ratio of debt to total market capitalization from 25% to 40%.

       Shareholders' equity increased $53,283,000 during the quarter ended March 31, 1997 as a result of the following factors
(in thousands):

                                      Increase (Decrease)
                                      -------------------

        Net income                         $ 3,544
        Dividend declared and paid          (1,572)
        Exercise of stock options               90
        Shares issued-stock offering        51,221
                                           -------
                                           $53,283
                                           =======


      On January 22, 1997, the Company completed the sale of 2,012,500 shares of common stock at $27.00 per share under its existing shelf registration to a combination of retail and institutional investors with net proceeds to the Company of $51,221,000.


RESULTS OF OPERATIONS

Comments are for the three months ended March 31, 1997 compared to the three months ended March 31, 1996.

      Net income for the three months ended March 31, 1997 was $3,544,000 ($.62 per share) as compared to $787,000 ($.26 per share) for the three months ended March 31, 1996.

      The  primary  reason for the increase in the Company's  net income  for 1997 and 1996 is the reflection of the operations  of
the  following  office  buildings  subsequent  to  the  date   of
purchase:

          Building                  Purchase Date  Sq. Feet
     ----------------------         -------------  --------
     One Park 10 Plaza                03/07/96      161,243
     400 North Belt                   04/15/96      220,934
     Woodbranch                       04/15/96      109,481
     Cherokee Business Center         07/09/96       53,838
     8381 and 8391 Courthouse Road    07/09/96       94,929
     Falls Pointe                     08/09/96      105,655
     Roswell North                    08/09/96       57,715
     BB&T Financial Center            09/30/96      238,919
     Tensor                           10/31/96       92,017
     Forum II & III                   01/07/97      177,250
     Ashford II                       01/28/97       58,511
     Courtyard at Arapaho             03/06/97      200,726
     Charlotte Park Executive Center  03/18/97      187,207
     Meridian Building                03/31/97      100,932



      Operations of office building properties are summarized below (in thousands):

                                     Three Months Ended
                                          March 31
                                     -------------------
                                       1997       1996
                                     --------   --------

     Income.......................... $ 8,030    $ 3,037
     Operating expense...............  (3,420)    (1,308)
                                      -------    -------
                                        4,610      1,729
     Interest expense................  (1,272)      (655)
     Depreciation and amortization...    (925)      (418)
     Minority interest...............     (27)        28
                                      -------    -------
                                      $ 2,386    $   684
                                      =======    =======

      In addition to the direct investments in office properties, the Company owns the Wink Office Building in New Orleans, Louisiana through a 50% ownership in the Wink-Parkway Partnership. Income from the partnership of $12,000 and $10,000 was recorded on the equity method of accounting during the three months ended March 31, 1997 and 1996, respectively.

      The effect on the Company's operations related to One Jackson Place included in the operations of office buildings is as follows (in thousands):
                                         Three Months Ended
                                              March 31
                                        --------------------
                                          1997        1996
                                        --------    --------

     Revenue.........................    $ 963       $ 937
     Operating expenses..............     (312)       (368)
     Interest expense................     (358)       (394)
     Depreciation....................     (165)       (213)
     Minority interest income........      (27)         28
                                         -----       -----
     Net income (loss)...............    $ 101       $ (10)
                                         =====       =====

      The results of operations for the following properties included in the operations of office buildings are for the three months ending March 31, 1997 only due to the acquisition of these properties during the first quarter of 1997 (in thousands).

                            Three Months Ended March 31, 1997
                        -----------------------------------------
                                   Forum    Courtyard   Charlotte
                          BB&T    II & III  at Arapaho    Park
                        --------  --------  ----------  ---------

     Revenue ...........$1,094     $  682     $  157      $  104
     Operating expenses.  (356)      (254)       (57)        (42)
     Depreciation.......  (138)       (86)       (24)        (12)
                        ------     ------     ------      ------
     Net income.........$  600     $  342     $   76      $   50
                        ======     ======     ======      ======

     Operations of other real estate properties held for sale are summarized below (in thousands):

                                        Three Months Ended
                                             March 31
                                        ------------------
                                          1997      1996
                                        --------  --------
Income from real estate properties..... $   306   $   438
Real estate operating expense..........    (217)     (369)
                                        --------  --------
                                        $    89   $    69
                                        ========  ========

      At March 31, 1997, the Company had one non-office operating property  held  for  sale known as Plantation Village,  a  57,000 square foot shopping center located in Lake Jackson, Texas with a carrying value of $1,492,000.

      The Company also has the following parcels of undeveloped land held for sale at March 31, 1997 (dollars in thousands).

    Description         Location          Size      Book Value
-------------------  ---------------   ---------   -----------
Bullard Road         New Orleans, LA    80 acres     $3,799
Sugar Land Triangle  Sugar Land, TX      7 acres        868
Sugar Creek Center   Sugar Land, TX      4 acres        520
                                                     ------
                                                     $5,187
                                                     ======

      The decrease in interest income on mortgage loans is due primarily to sales of mortgage loans during 1996. In May 1996, the Company sold 157 mortgage loans.  In December 1996, the Company sold  its only  wrap  mortgage loan with a principal balance of $16,529,000 and  8.58%  interest rate and subsequently repaid the  associated wrap  debt on that mortgage loan, accounting for the decrease  in
interest expense on wrap notes.    At March 31, 1997, the Company
has three mortgage loans totaling $348,000 with an average interest rate of 10%.

     The increase in interest on investments reflects higher cash balances invested in interest bearing accounts for the three months ended March 31, 1997 compared to the three months ended
March 31, 1996.

      The increase in general and administrative expenses is primarily due to the increased costs related to the asset growth of the Company over the past year.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

      Cash and cash equivalents were $4,686,000 and $8,053,000 at
March 31, 1997 and December 31, 1996, respectively. The Company generated $4,057,000 in cash flows from operating activities during the three months ending March 31, 1997 compared to $1,765,000 for the same period of 1996, an increase primarily attributable to the significant increase in the number of office
properties   owned  by  the  Company.   The  Company  experienced
significant  investing activity during the  three  months  ending
March  31,  1997  with a net of $56,596,000 being  invested.   In
implementing   its   investment  strategy,   the   Company   used
$60,328,000, not including closing costs and certain capitalized expenses, to purchase office properties and development land while receiving net cash proceeds from the sale of non-core assets of $4,334,000. The Company also spent $512,000 to make capital improvements at its office properties and non-core operating real estate properties. The Company also received net proceeds of $51,221,000 from the sale of 2,012,500 shares of common stock.
Cash dividends of $1,572,000 ($.25 per share) were paid to shareholders and principal payments of $568,000 were made on mortgage notes payable during the three months ending March 31, 1997.

Capitalization

      At March 31, 1997, the Company had available $45,000,000 on its acquisition line of credit and $10,000,000 on its working capital line of credit with Deposit Guaranty National Bank in Jackson, Mississippi. The Company plans to continue actively pursuing the purchase of office building investments that meet the Company's investment criteria and intends to use these lines of credit, proceeds from the sale of non-core assets and cash balances to fund those acquisitions. At March 31, 1997, the lines of credit had an interest rate equal to the 90-day LIBOR rate plus 1.75% (adjusted quarterly), interest due monthly and annual commitment fees of .125%. In addition, both lines of credit have fees of .125% on the unused balances due quarterly. Prior to March 27, 1997, the interest rates on both lines of credit equaled the 90-day LIBOR rate plus 2.35% adjusted quarterly. The interest rate on the notes was 7.5625% as of May 14, 1997. The acquisition line of credit matures June 30, 1998 and the working capital line of credit matures June 30, 1997.

      At  March  31,  1997, the Company had $62,260,000  of  non-
recourse fixed rate mortgage notes payable with an average interest rate of 8.01% secured by office properties. Based on the Company's total market capitalization of approximately $213,151,000 at March 31, 1997 (using the March 31, 1997 closing price of $24.00 per share) the Company's debt represented approximately 29.2% of its total market capitalization. The Company plans to maintain a ratio of debt to total market capitalization from 25% to 40%.

      Purchases of office buildings subsequent to March 31,  1997 include the following (in thousands):

                                           Purchase  Purchase
     Office Building         Location        Price     Date
     ------------------   -------------    --------   --------
     Vestavia Centre'     Birmingham, AL    $ 4,650   04/04/97
     Sugar Grove          Houston, TX       $ 7,730   05/01/97


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

Funds From Operations

     Management believes that funds from operations ("FFO") is an appropriate measure of performance for equity REITs. Funds from operations is defined by the National Association of Real Estate Investment Trusts (NAREIT) as net income or loss, excluding gains or losses from debt restructuring and sales of properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In March 1995, NAREIT issued a clarification of the definition of FFO. The clarification provides that amortization of deferred financing costs and depreciation of non-real estate assets are not to be added back to net income to arrive at FFO. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not an indication of cash available to fund cash needs. Funds from operations should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.
     The following table presents the Company's FFO for the three months ended March 31, 1997 and 1996 (in thousands):

                                           Three Months Ended
                                                 March 31
                                           -------------------
                                            1997       1996
                                           --------   --------

     Net income........................    $ 3,544    $   787
     Adjustments to derive
       funds from operations:
       Depreciation & amortization.....        925        418
       Minority interest depreciation..        (35)       (50)
       Equity in earnings..............        (12)        (4)
       Distributions from
         unconsolidated subsidiaries...         18         17
       Gain on real estate & mortgages.     (1,506)      (193)
       Loss on securities..............          -        190
       Amortization of discounts,
         deferred gains and other......         (1)       (19)
                                           -------    -------
       Funds from operations...........    $ 2,933    $ 1,146
                                           =======    =======

      NAREIT has recommended supplemental disclosure concerning capital expenditures, leasing costs and straight-line rents which are given below (in thousands):

                                           Three Months Ended
                                                 March 31
                                           -------------------
                                            1997       1996
                                          --------   --------

     Straight-line rents...............    $  62     $ (39)
     Building improvements.............      165       108
     Tenant improvements:
       New leases......................       85        36
       Lease renewals..................       37       101
     Leasing commissions:
       New leases......................       89        31
       Lease renewals..................      114         -
     Non-core asset improvements.......       22        68

Inflation

      In the last five years, inflation has not had a significant impact on the Company because of the relatively low inflation rate in the Company's geographic areas of operation. Most of the leases require the tenants to pay their pro rata share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in operating expenses resulting from inflation. In addition, the Company's leases typically have three to five year terms, which may enable the Company to replace existing leases with new leases at a higher base if rents on the existing leases are below the then-existing market rate. Forward-Looking Statements

      In addition to historical information, certain sections of this Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those pertaining to the Company's capital resources, profitability and portfolio performance. Forward-looking statements involve numerous risks and uncertainties. The following factors, among others discussed herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: defaults or non-renewal of leases, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to qualify as a real estate investment trust under the Internal
Revenue Code of 1986, as amended (the "Code"), environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. The success of the Company also depends upon the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as the date hereof. The Company assumes no obligation to update forward-looking statements. See also the Company's reports to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.


                    PARKWAY PROPERTIES, INC.

                  PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Reports on Form 8-K

               (1)  Filed January 7, 1997

                    Reporting  the  sale  of the  Virginia  Beach
                    mortgage    loan    including    Pro    Forma
                    Consolidated Financial Statements of  Parkway
                    Properties, Inc.

               (2)  Filed January 9, 1997

                    Reporting   the   purchase  of   the   Tensor
                    Building.

               (3)  Filed January 7, 1997

                    Reporting the purchase of Forum II and III and One Park 10 Plaza and the proposed acquisitions of Charlotte Park Executive
                    Center and Ashford II and IV including Audited Statements of Rental Revenue and Direct Operating Expenses on Forum II and III, One Park 10 Plaza and Charlotte Park Executive Center and Pro Forma Consolidated Financial Statements of Parkway Properties, Inc.

               (4)  Filed January 22, 1997

                    Reporting the sale of shares of Common Stock under its existing shelf registration.

               (5)  Filed March 6, 1997

                    Reporting   the  purchase  of  Courtyard   at
                    Arapaho.

               (6)  Filed March 18, 1997

                    Reporting  the  purchase  of  Charlotte  Park
                    Executive   Center   including   Pro    Forma
                    Consolidated Financial Statements of  Parkway
                    Properties, Inc.


                            SIGNATURE
                            ---------

          Pursuant to the requirements of the Securities Exchange
Act  of  1934, the Registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.


DATED:  May 15, 1997                  PARKWAY PROPERTIES, INC.



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