Form 10-Q
period 1997-06-30
PARKWAY PROPERTIES INC
filed 1997-08-15
CIK 729237

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC  20549

                ---------------------------------

                           FORM 10-Q

        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              -----------------------------------

            For Quarterly Period Ended June 30, 1997
                 Commission File Number 1-11533


                    Parkway Properties, Inc.
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


           Maryland                       74-2123597
------------------------------  ----------------------------------
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

      6,305,051 shares of common stock, $.001 par value, were outstanding at August 14, 1997.


                    PARKWAY PROPERTIES, INC.

                           FORM 10-Q

                       TABLE OF CONTENTS
              FOR THE QUARTER ENDED JUNE 30, 1997

     -----------------------------------------------------

                                                            Pages
                                                            -----

                 Part I. Financial Information

Item 1.   Financial Statements

   Consolidated Balance Sheets, June 30, 1997 and
     December 31, 1996                                          3

   Consolidated Statements of Income for the Three Months
     and Six Months Ended June 30, 1997 and 1996                4

   Consolidated Statements of Cash Flows for the
     Six Months Ended June 30, 1997 and 1996                    6

   Consolidated Statements of Stockholders' Equity for the
     Six Months Ended June 30, 1997 and 1996                    8

   Notes to Consolidated Financial Statements                   9

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations      12



                  Part II.  Other Information


Item 4.   Submission of Matters to a Vote of Security Holders  23

Item 6.   Exhibits and Reports on Form 8-K                     24



                           Signatures


Authorized signatures                                          25





                    PARKWAY PROPERTIES, INC.
                   CONSOLIDATED BALANCE SHEETS
         (In thousands except share and per share data)

                                            June 30   December 31
                                             1997        1996
                                           ---------  -----------
                                         (Unaudited)
 Assets
 Real estate related investments:
   Office buildings....................... $204,510    $132,309
   Land held for development..............    1,721           -
   Accumulated depreciation...............  (10,749)     (9,507)
                                           --------    --------
                                            195,482     122,802
   Real estate held for sale:
     Land.................................    5,187       5,664
     Operating properties.................    1,492       3,675
     Other non-core real estate assets....      253         381
   Mortgage loans.........................      326         350
   Real estate partnership................      311         319
                                           --------    --------
                                            203,051     133,191
 Interest, rents receivable and other
   assets.................................    6,343       5,791
 Cash and cash equivalents................      480       8,053
                                           --------    --------
                                           $209,874    $147,035
                                           ========    ========




 Liabilities
 Notes payable to banks................... $  8,200    $      -
 Mortgage notes payable without recourse..   61,681      62,828
 Accounts payable and other liabilities...    7,644       6,299
                                           --------    --------
                                             77,525      69,127
                                           --------    --------



 Stockholders' Equity
 Common stock, $.001 par value, 70,000,000
   shares authorized and 6,289,230 and
   4,257,534 shares issued and outstanding
   in 1997 and 1996, respectively.........        6           4
 Additional paid-in capital...............  103,719      52,356
 Retained earnings........................   28,624      25,548
                                           --------    --------
                                            132,349      77,908
                                           --------    --------
                                           $209,874    $147,035
                                           ========    ========



                    PARKWAY PROPERTIES, INC.
                CONSOLIDATED STATEMENTS OF INCOME
              (In thousands, except per share data)


                                         Three Months Ended
                                              June 30
                                        ---------------------
                                          1997         1996
                                        --------     --------
                                             (Unaudited)
Revenues
Income from office properties......    $  10,035     $  4,093
Income from other real estate
  properties.......................          134          516
Interest on mortgage loans.........           16          539
Management company income..........          117          141
Interest on investments............           29           84
Dividend income....................           42           42
Deferred gains and other income....           31           92
                                        --------     --------
                                          10,404        5,507
                                        --------     --------
Expenses
Office properties:
  Operating expense................        4,039        1,866
  Interest expense:
    Contractual....................        1,244          692
    Amortization of loan costs.....           26           12
  Depreciation and amortization....        1,330          526
  Minority interest................           32           4
Other real estate properties:
  Operating expense................           76          406
Interest expense on bank notes:
  Contractual......................          106           94
  Amortization of loan costs.......           41           17
Interest expense on wrap mortgages.            -          110
Management company expenses........           85          123
General and administrative.........          817          813
                                        --------     --------
                                           7,796        4,663
                                        --------     --------
Income before gains (losses).......        2,608          844
                                        --------     --------
Gain (loss) on sales
Gains on real estate held
  for sale and mortgage loans......           68        5,507
Gain (loss) on securities..........            -          62
                                        --------     --------
Net income.........................     $  2,676     $  6,413
                                        ========     ========
Net income per share...............     $    .43     $   2.00
                                        ========     ========
Weighted average shares
  outstanding......................   6,288             3,213
                                        ========     ========
Dividends paid per share...........     $    .25     $    .12
                                        ========     ========



                    PARKWAY PROPERTIES, INC.
                CONSOLIDATED STATEMENTS OF INCOME
              (In thousands, except per share data)


                                          Six Months Ended
                                               June 30
                                        ---------------------
                                          1997         1996
                                        --------     --------
                                             (Unaudited)
Revenues
Income from office properties......     $ 18,065     $  7,130
Income from other real estate
  properties.......................          440          954
Interest on mortgage loans.........           32        1,103
Management company income..........          251          420
Interest on investments............          330          183
Dividend income....................          128          108
Deferred gains and other income....           64          143
                                        --------     --------
                                          19,310       10,041
                                        --------     --------
Expenses
Office properties:
  Operating expense................        7,459        3,174
  Interest expense:
    Contractual....................        2,499        1,308
    Amortization of loan costs.....           43           23
  Depreciation and amortization....        2,255          944
  Minority interest................           59           4
Other real estate properties:
  Operating expense................          293          775
Interest expense on bank notes:
  Contractual......................          130           94
  Amortization of loan costs.......           77           17
Interest expense on wrap mortgages.            -          230
Management company expenses........          172          362
General and administrative.........        1,677        1,482
                                        --------     --------
                                          14,664        8,413
                                        --------     --------
Income before gains (losses).......        4,646        1,628
                                        --------     --------
Gain (loss) on sales
Gains on real estate held
  for sale and mortgage loans......        1,574        5,700
Gain (loss) on securities..........            -        (128)
                                        --------     --------
Net income.........................     $  6,220     $  7,200
                                        ========     ========
Net income per share...............     $   1.04     $   2.31
                                        ========     ========
Weighted average shares
  outstanding......................        6,004        3,111
                                        ========     ========
Dividends paid per share...........     $    .50     $    .23
                                        ========     ========






                    PARKWAY PROPERTIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)

                                          Six Months Ended
                                               June 30
                                       ----------------------
                                         1997         1996
                                       ---------    ---------
                                             (Unaudited)
Operating Activities
Net income.............................  $ 6,220      $ 7,200
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Equity in earnings...................      (19)         (70)
  Distributions from operations of
    unconsolidated subsidiaries........       27          148
  Depreciation and amortization........    2,255          944
  Amortization of discounts,
    deferred gains and other...........       (1)         (22)
  Gains on real estate held for
    sale and mortgage loans............   (1,574)      (5,700)
  Loss on securities...................        -          128
  Changes in operating assets and
    liabilities:
      Increase in receivables..........     (456)        (153)
      Increase in accounts payable and
        accrued expenses...............    1,345          589
                                        --------     --------
Cash provided by operating activities..    7,797        3,064
                                        --------     --------

Investing Activities
Payments received on mortgage loans....       44          395
Purchase of mortgage loans.............        -         (600)
Purchase of real estate properties.....  (74,187)     (21,587)
Proceeds from sale of real estate
  held for sale and mortgage loans.....    5,665       12,195
Proceeds from sale of real estate
  securities...........................        -          975
Improvements to real estate related
  investments..........................   (2,112)        (663)
                                        --------     --------
Cash used in investing activities......  (70,590)      (9,285)
                                        --------     --------

Financing Activities
Principal payments on mortgage notes
  payable..............................   (1,147)      (1,247)
Proceeds from borrowings on mortgage
  notes payable........................        -       10,420
Proceeds from bank borrowings..........   17,439       10,194
Principal payments on bank borrowings..   (9,239)     (10,194)
Stock options exercised................       90           (1)
Dividends paid.........................   (3,144)        (842)
Proceeds from sale of stock............   51,221            -

Proceeds from private placement
  of stock.............................        -       16,612
                                        --------     --------
Cash provided by financing activities..   55,220       24,942
                                        --------     --------
Increase (Decrease) in cash and cash
  equivalents..........................  (7,573)       18,721

Cash and cash equivalents at beginning
  of period............................   8,053         6,044
                                        --------     --------
Cash and cash equivalents at end of
  period..............................  $   480      $ 24,765
                                        ========     ========



                    PARKWAY PROPERTIES, INC.
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (In thousands)


                                           Six Months Ended
                                               June 30
                                         --------------------
                                           1997        1996
                                         --------    --------
                                              (Unaudited)
Common stock, $.001 par value
  Balance at beginning of period......   $      4     $  2,008
  Stock options exercised.............          -           15
  Shares issued - stock dividend......          -        1,006
  Shares issued - stock offering......          2            -
  Shares issued - private placement...          -        1,140
                                         --------     --------
  Balance at end of period............          6        4,169
                                         --------     --------
Additional paid-in capital
  Balance at beginning of period......     52,356       32,882
  Stock options exercised.............        144          (16)
  Shares issued - stock dividend......          -       (1,006)
  Shares issued - stock offering......     51,219            -
  Shares issued - private placement...          -       15,472
                                         --------     --------
  Balance at end of period............    103,719       47,332
                                         --------     --------
Retained Earnings
  Balance at beginning of period......     25,548       13,729
  Net income..........................      6,220        7,200
  Cash dividends declared and paid....     (3,144)        (842)
                                         --------     --------
  Balance at end of period............     28,624       20,087
                                         --------     --------
Unrealized gain on securities
  Balance at beginning of period......          -          592
  Unrealized gain on securities.......          -           35
                                         --------     --------
  Balance at end of period............          -          627
                                         --------     --------
Total stockholders' equity............   $132,349     $ 72,215
                                         ========     ========






Parkway Properties, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 1997

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
                                            Six Months Ended
                                                 June 30
                                         -----------------------
                                            1997         1996
                                         ----------   ----------

          Cash paid for interest.......  $2,450,000   $1,331,000

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

      On March 6, 1997, the Company purchased the Courtyard at Arapaho office buildings in Dallas, Texas. Courtyard at Arapaho has approximately 200,726 net rentable square feet consisting of a two-story atrium office building with approximately 155,974 square feet and two single-story service center buildings totaling 44,752 square feet. The development is situated on
10.58 acres in the Telecom Corridor submarket in suburban North Dallas. The purchase price of $15,125,000 was funded with existing cash reserves.
      On March 18, 1997, the Company purchased the Charlotte Park Executive Center in Charlotte, North Carolina for $14,350,000. This three-building office park is a 30 acre master-planned office park with approximately 187,207 net rentable square feet. It is located in the Southwest/I-77 corridor, Charlotte's largest office submarket. The Company also purchased 17.64 acres of development land in the office park for $1,721,000. The Company has no immediate plans to begin developing the property. The total purchase price of $16,071,000 was funded with existing cash reserves.

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

      On April 4, 1997, the Company purchased the Vestavia Centre in  Birmingham, Alabama. Vestavia Centre is approximately  75,880 net rentable square feet. The purchase price of $4,650,000 was funded with existing cash reserves.

     On May 1, 1997, the Company purchased the Sugar Grove office building in the Sugar Land/Southwest Houston, Texas submarket. The Sugar Grove office building is a six-story building with approximately 122,682 net rentable square feet. The purchase price of $7,730,000 was funded with existing cash reserves.

(5)  Subsequent Events

      On July 10, 1997, the Company purchased the 118,750 square foot Lakewood II office building in Atlanta, Georgia for $11,500,000. This five-story office building was constructed in 1988. The Company assumed a $6,910,000 first mortgage on the property with an 8.08% interest rate as part of the purchase. The remaining balance was funded with advances under bank lines of credit.

      On July 31, 1997, the Company purchased the 296,797 square foot NationsBank Tower in Columbia, South Carolina for $20,600,000. NationsBank Tower is a twenty-story office building with an attached 565 space, eight-level parking deck. The building was constructed in 1973 and is located on Gervais Street in the Central Business District (CBD). The purchase was funded with advances under bank lines of credit.

      On August 12, 1997, the Company purchased Fairway Plaza in Los Colinas, Texas for $6,705,000. Fairway Plaza consists of two multi-story office buildings containing 82,268 net rentable square feet with 321 surface parking spaces situated on 6.31 acres. The purchase was funded with advances under bank lines of credit.




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

Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

Financial Condition

Comments are for the balance sheet dated June 30, 1997 compared to the balance sheet dated December 31, 1996.

      In 1997, Parkway is continuing the application of the Company's strategy of aggressively acquiring office properties and liquidating non-core assets. During the first six months of 1997, the Company purchased seven office properties, sold one office property located outside its geographical area of focus, and sold two non-core assets. Total assets increased $62,839,000, and office properties (before depreciation) increased $72,201,000 or 55%.

      Parkway's direct investment in office buildings and land held for development increased $72,680,000 net of depreciation to a carrying amount of $195,482,000 at June 30, 1997 and consisted of 22 properties. During the six months ending June 30, 1997, Parkway purchased seven office properties as follows (in thousands):

                                             Purchase   Purchase
    Office Building           Location        Price       Date
------------------------   -------------     --------   --------
Forum II & III             Memphis, TN       $ 16,425    01/07/97
Ashford II                 Houston, TX          2,207    01/28/97
Courtyard at Arapaho       Dallas, TX          15,125    03/06/97
Charlotte Park Executive
  Center                   Charlotte, NC       14,350    03/18/97
Meridian Building          Atlanta, GA         10,500    03/31/97
Vestavia Centre            Birmingham, AL       4,650    04/04/97
Sugar Grove                Houston, TX          7,730    05/01/97
                                             --------
                                             $ 70,987
                                             ========

      In  connection  with  the Charlotte Park  Executive  Center purchase,  the Company also purchased 17.64 acres of  development
land  in  the  same  office  park for  $1,721,000.   The  Company
currently has no plans to begin development on the site.

      Effective June 1, 1997, the Company increased its ownership to 100% in the One Jackson Place office building. The 21.875% minority interest was purchased for $1,272,000 cash and assumption of the 21.875% pro rate share of the outstanding first mortgage.

      On June 1, 1997, the Company sold its investment in the Cascade III office building in Columbus, Ohio and recognized a loss of $6,000 for financial reporting purposes with net proceeds from the sale of $1,424,000. With Parkway's primary focus in office investments centered in the Southeastern United States and Texas, the decision was made to sell Cascade III due to its location.

     During the six months ending June 30, 1997, the Company also
capitalized   building  improvements  and   additional   purchase
expenses of $1,667,000 and recorded depreciation expense of $2,183,000.

      Parkway sold two non-core assets during the six months that resulted in gains for financial reporting purposes of $1,561,000 and net proceeds of $4,241,000. The non-core assets sold were 162 acres of land in Katy, Texas and an 180 unit apartment complex in Winter Park, Florida. At June 30, 1997, non-core assets other than mortgage loans totaled $6,932,000. The Company expects to continue its efforts to liquidate these assets.

      Notes payable to banks totaling $8,200,000 at June 30, 1997 are primarily due to advances under bank lines of credit for the purchase of the Sugar Grove office building.

      Scheduled principal payments of $1,147,000 were made during the six months on existing notes payable without recourse. The Company expects to continue seeking fixed rate, non-recourse mortgage financing at fully-amortizing terms ranging from twelve to fifteen years on select office building investments as additional capital is needed. The Company plans to maintain a ratio of debt to total market capitalization from 25% to 40%.

      Stockholders' equity increased $54,441,000 during the six months ended June 30, 1997 as a result of the following factors
(in thousands):

                                Increase (Decrease)
                                -------------------

        Net income                    $ 6,220
        Dividend declared and paid     (3,144)
        Exercise of stock options         144
        Shares issued-stock offering   51,221
                                      -------
                                      $54,441
                                      =======

      On January 22, 1997, the Company completed the sale of 2,012,500 shares of common stock at $27.00 per share under its existing shelf registration to a combination of retail and institutional investors with net proceeds to the Company of $51,221,000.






RESULTS OF OPERATIONS

Comments are for the three months and six months ended June 30, 1997 compared to the three months and six months ended June 30, 1996.

      Net income for the three months ended June 30, 1997 was $2,676,000 ($.43 per share) as compared to $6,413,000 ($2.00 per share) for the three months ended June 30, 1996. Net income for the six months ended June 30, 1997 was $6,220,000 ($1.04 per share) as compared to $7,200,000 ($2.31 per share) for the six months ended June 30, 1996.

      Net  income for the three months and six months ended  June
30,  1996  included $5,569,000 ($1.73 per share)  and  $5,572,000
($1.79 per share) in net gains from the sale of non-core assets.

      The primary reason for the increase in the Company's income before gains (losses) for 1997 as compared to 1996 is the reflection of the operations of the following office buildings subsequent to the date of purchase:

          Building                  Purchase Date  Sq. Feet
     ----------------------         -------------  --------
     One Park 10 Plaza                03/07/96      161,243
     400 North Belt                   04/15/96      220,934
     Woodbranch                       04/15/96      109,481
     Cherokee Business Center         07/09/96       53,838
     8381 and 8391 Courthouse Road    07/09/96       94,929
     Falls Pointe                     08/09/96      105,655
     Roswell North                    08/09/96       57,715
     BB&T Financial Center            09/30/96      238,919
     Tensor                           10/31/96       92,017
     Forum II & III                   01/07/97      177,250
     Ashford II                       01/28/97       58,511
     Courtyard at Arapaho             03/06/97      200,726
     Charlotte Park Executive Center  03/18/97      187,207
     Meridian Building                03/31/97      100,932
     Vestavia Center                  04/04/97       75,880
     Sugar Grove                      05/01/97      122,707

      Operations of office building properties are summarized below (in thousands):

                         Three Months Ended    Six Months Ended
                               June 30             June 30
                         -----------------   -----------------
                           1997      1996      1997     1996
                         -------   -------   -------   -------

     Income............. $10,035   $ 4,093   $18,065     7,130
     Operating expense.. (4,039)   (1,866)   (7,459)   (3,174)
                         -------   -------   -------   -------
                           5,996     2,227    10,606     3,956
     Interest expense... (1,270)     (704)   (2,542)   (1,331)
     Depreciation and
       amortization.....  (1,330)    (526)   (2,255)     (944)
     Minority interest..    (32)       (4)      (59)       (4)
                         -------   -------   -------   -------
                         $ 3,364    $  993   $ 5,750   $ 1,677
                         =======   =======   =======   =======


      In addition to the direct investments in office properties, the Company owns the Wink Office Building in New Orleans, Louisiana through a 50% ownership in the Wink-Parkway Partnership. Income from the partnership of $7,000 and $17,000 was recorded on the equity method of accounting during the three months ended June 30, 1997 and 1996, respectively. For the six months ending June 30, 1997 and 1996, income of $19,000 and $27,000 was recorded on the equity method of accounting. At June 30, 1997, the carrying value of this investment totaled $311,000.

      The effect on the Company's operations related to One Jackson Place included in the operations of office buildings is as follows (in thousands):
                       Three Months Ended     Six Months Ended
                             June 30              June 30
                       ------------------    ------------------
                         1997       1996       1997      1996
                       -------    -------    -------    -------

     Revenue............$  942    $  942     $1,906     $1,878
     Operating expenses. (332)     (356)      (644)      (724)
     Interest expense... (356)     (365)      (715)      (731)
     Depreciation....... (198)     (215)      (363)      (428)
     Minority interest
       expense..........  (32)       (4)       (59)        (4)
                        ------    ------     ------     ------
     Net income (loss)..$   24    $    2     $  125    $   (9)
                        ======    ======     ======     ======



     The results of operations for the following properties are only included in the operations of office buildings for the three months and six months ending June 30, 1997 due to the acquisition of these properties during the third quarter of 1996 and the first quarter of 1997 (in thousands).

                         Three Months Ended June 30, 1997
                 ------------------------------------------------
                           Forum (1)  Courtyard (2)  Charlotte(3)
                  BB&T     II & III    at Arapaho      Park
                 ------    ---------  ------------- -------------

Revenue ......  $1,133     $  644        $  530        $  665
Operating
 expenses.....   (331)       (277)         (265)         (233)
Depreciation..   (138)        (94)          (90)          (96
                ------      ------       ------        ------
Net income....  $  664      $  273       $  175        $  336
                ======      ======       ======        ======

                             Six Months Ended June 30, 1997
                 ------------------------------------------------
                           Forum (1)  Courtyard (2)  Charlotte(3)
                  BB&T     II & III    at Arapaho      Park
                 ------    ---------  ------------- -------------

Revenue ......  $2,227     $1,327         $  687      $  770
Operating
 expenses.....   (687)       (531)          (322)       (274)
Depreciation..   (277)       (179)          (114)       (109)
                ------      ------        ------       ------
Net income....  $1,263      $  617        $  251       $  387
                ======      ======        ======       ======

(1)  Purchased 01/07/97
(2)  Purchased 03/06/97
(3)  Purchased 03/18/97

     Operations of other real estate properties held for sale are summarized below (in thousands):

                       Three Months Ended     Six Months Ended
                              June 30              June 30
                       ------------------   ------------------
                          1997        1996     1997        1996
                        -------   -------   -------    -------
Income from real
 estate properties....  $   134   $   516   $   440    $   954
Real estate
 operating expenses...     (76)     (406)     (293)      (775)
                        -------   -------   -------    -------
                        $    58   $   110   $   147    $   179
                        =======   =======   =======    =======

      At June 30, 1997, the Company had one non-office operating property held for sale known as Plantation Village, a 57,000 square foot shopping center located in Lake Jackson, Texas with a carrying value of $1,492,000.
     The Company also has the following parcels of undeveloped land held for sale at June 30, 1997 (dollars in thousands):

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

      The decrease in interest income on mortgage loans is due primarily to sales of mortgage loans during 1996. In May 1996, the Company sold 157 mortgage loans. In December 1996, the Company sold its only wrap mortgage loan with a principal balance of $16,529,000 and 8.58% interest rate and subsequently repaid the associated wrap debt on that mortgage loan, accounting for the decrease in interest expense on wrap mortgages. At June 30, 1997, the Company had three mortgage loans totaling $326,000 with an average interest rate of 10%.

     The increase in interest on investments reflects higher cash balances invested in interest bearing accounts for the three months and six months ended June 30, 1997 compared to the three months and six months ended June 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

      Cash and cash equivalents were $480,000 and $8,053,000 at June 30, 1997 and December 31, 1996, respectively. The Company generated $7,797,000 in cash flows from operating activities during the six months ending June 30, 1997 compared to $3,064,000 for the same period of 1996, an increase primarily attributable to the significant increase in the number of office properties owned by the Company. The Company experienced significant investing activity during the six months ending June 30, 1997 with a net of $70,590,000 being invested. In implementing its investment strategy, the Company used $72,708,000, not including closing costs and certain capitalized expenses, to purchase office properties and development land while receiving net cash proceeds from the sale of non-core assets and office properties of $5,665,000. The Company also spent $3,591,000 to make capital improvements at its office properties and non-core operating real estate properties. The Company received net proceeds of $51,221,000 from the sale of 2,012,500 shares of common stock during the first quarter of 1997. Cash dividends of $3,144,000 ($.50 per share) were paid to shareholders and principal payments of $1,147,000 were made on mortgage notes payable during the six months ending June 30, 1997.

Liquidity

      At June 30, 1997, the Company had available $37,300,000 on its acquisition line of credit and $9,500,000 on its working capital line of credit with Deposit Guaranty National Bank in Jackson, Mississippi. The Company plans to continue actively pursuing the purchase of office building investments that meet the Company's investment criteria and intends to use these lines of credit, proceeds from the sale of non-core assets and cash balances to fund those acquisitions. At June 30, 1997, the lines of credit had an interest rate equal to the 90-day LIBOR rate plus 1.75% (adjusted quarterly), interest due monthly and annual commitment fees of .125%. In addition, both lines of credit have fees of .125% on the unused balances due quarterly. Prior to March 27, 1997, the interest rates on both lines of credit equaled the 90-day LIBOR rate plus 2.35% adjusted quarterly. The interest rate on the notes was 7.56% as of August 14, 1997. The acquisition line of credit and the working capital line of credit mature June 30, 1998.

      Effective June 30, 1997, the Company's lines of credit were increased with Deposit Guaranty National Bank to $55,000,000 on the acquisition line and $15,000,000 on the working capital line.
All other terms of the lines remained the same.

      At June 30, 1997, the Company had $61,681,000 of non-recourse fixed rate mortgage notes payable with an average interest rate of 8.01% secured by office properties and
$8,200,000 drawn under bank lines of credit. Based on the Company's total market capitalization of approximately $238,904,000 at June 30, 1997 (using the June 30, 1997 closing price of $26.875 per share) the Company's debt represented approximately 29.25% of its total market capitalization. The Company plans to maintain a ratio of debt to total market capitalization from 25% to 40%.

      Purchases of office buildings subsequent to June  30,  1997 include the following (in thousands):

                                           Purchase    Purchase
     Office Building        Location         Price       Date
     ------------------  ---------------  -----------  --------
     Lakewood II         Atlanta, GA      $11,500(1)   07/10/97
     NationsBank Tower   Columbia, SC     $20,600      07/31/97
     Fairway Plaza       Los Colinas, TX  $ 6,705      08/12/97

      These purchases were funded with advances on bank lines of credit.

      (1)The Company assumed a $6,910,000 first mortgage on the property with an 8.08% interest rate as part of the purchase.

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

     The following table presents the Company's FFO for the three
months  and  six  months  ended  June  30,  1997  and  1996   (in
thousands):

                         Three Months Ended   Six Months Ended
                              June 30             June 30
                         -----------------   -----------------
                           1997      1996      1997     1996
                         -------   -------   -------   -------

     Net income.........$ 2,676   $  6,413   $ 6,220   $ 7,200
     Adjustments to
      derive funds
      from operations:
      Depreciation and
       amortization.....   1,330       526     2,255       944
      Minority interest
       depreciation.....    (22)      (40)      (57)      (90)
      Equity in earnings     (7)      (66)      (19)      (70)
      Distributions from
       unconsolidated
       subsidiaries.....       9       131        27       148
      Gains on real
       estate...........    (68)   (5,507)   (1,574)   (5,700)
      (Gains) losses on
       marketable
       securities.......       -      (62)         -       128
      Amortization of
       discounts,
       deferred gains
       and other........       -       (3)       (1)      (22)
                         -------   -------   -------   -------
      Funds from
       operations....... $ 3,918   $ 1,392   $ 6,851   $ 2,538
                         =======   =======   =======   =======


      NAREIT has recommended supplemental disclosure concerning capital expenditures, leasing costs and straight-line rents which are given below (in thousands):

                          Three Months Ended    Six Months Ended
                               June 30              June 30
                        -------------------   -----------------
                            1997      1996      1997     1996
                         -------    -------   -------   -------
     Straight-line
      rents..............$    60   $   (51)   $   122 $   (90)
     Building
      improvements.......     97         33       103        90
     Tenant improvements:
       New leases........     8           1        93        37
       Lease renewals....    587        148       624       249
     Leasing commissions:
       New leases........     85          -       174        31
       Lease renewals....    342          -       456         -
     Non-core asset
       improvements......      -        107        22       175
     Leasing commissions
       amortized.........     72         27       108        49
     Upgrades on
       acquisitions......    481         61       640       112

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


                    PARKWAY PROPERTIES, INC.

                  PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

          On June 6, 1997, the Company held its Annual Meeting of
Stockholders.    At  the  Annual  Meeting,  the  following   nine
directors were elected to serve until the next Annual Meeting:

                                     Vote         Vote
                                     For        Withheld
                                   ---------    --------
          Daniel C. Arnold        5,267,787      7,914
          George R. Farish        5,269,010      6,691
          Roger P. Friou          5,268,278      7,423
          Michael J. Lipsey       5,269,007      6,694
          Joe F. Lynch            5,269,028      6,673
          C. Herbert Magruder     5,267,716      7,985
          W. Lincoln Mossop, Jr.  5,268,871      6,830
          Steven G. Rogers        5,268,782      6,919
          Leland R. Speed         5,268,913      6,788


           In addition, the following items were also approved at the June 6, 1997 meeting:

           (1) Approval of the amendments to the Company's Articles of Incorporation concerning the settlement of transactions entered into through the facilities of any interdealer quotation system or national securities exchange on which shares of the capital stock of the Company are traded.

                    For             5,242,239
                    Against             9,222
                    Abstain            24,240

          (2) Approval of the adoption of the Company's 1997 Non-Employee Directors' Stock Ownership Plan.

                    For             5,186,027
                    Against            58,753
                    Abstain            30,921

           (3) Approval of the amendment of the 1991 Directors Stock Option Plan to a) increase the number of shares awarded to each non-employee director on the date of any annual meeting at which such director is re-elected from 2,250 shares to 3,000 shares and b) increase the number of shares available under the 1991 Directors Stock Option Plan from 150,000 to 250,000.

                    For             5,172,946
                    Against            69,310
                    Abstain            33,445



Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------


                    (a)  Exhibits

                            3(a)   Amendments  to   Articles   of
                      Incorporation  (incorporated  by  reference
                      to   Appendix   A  to  Registrant's   Proxy
                      Material   for   its  Annual   Meeting   of
                      Stockholders held June 6, 1997)

                            10(a)      Parkway  Properties,  Inc.
                      1997    Non-Employee    Directors'    Stock
                      Ownership  Plan (incorporated by  reference
                      to   Appendix   B  to  Registrant's   Proxy
                      Material   for   its  Annual   Meeting   of
                      Stockholders held June 6, 1997)

                            10(b)      Parkway  Properties,  Inc.
                      1991  Directors'  Stock  Option  Plan,   as
                      amended   (incorporated  by  reference   to
                      Appendix C to Registrant's Proxy Material for its Annual Meeting of Stockholders held June 6, 1997)

          (b)  Reports on Form 8-K

               (1)    Filed May 14, 1997

                      Reporting   the   Pro    Forma
                      Consolidated  Financial Statements  of  the
                      Courtyard at Arapaho

               (2)    Filed June 26, 1997

                      Reporting  the purchase  of  The
                      Meridian Building.




                           SIGNATURES
                           ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED:  August 14, 1997               PARKWAY PROPERTIES, INC.



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