Form 10-Q
period 1997-09-30
PARKWAY PROPERTIES INC
filed 1997-11-14
CIK 729237

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                ---------------------------------

                            FORM 10-Q

         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              -----------------------------------

          For Quarterly Period Ended September 30, 1997
                  Commission File Number 1-11533


                     Parkway Properties, Inc.
-----------------------------------------------------------------
(Exact name of registrant as specified in its charter)


           Maryland                       74-2123597
------------------------------  ----------------------------------
(State or other jurisdiction of (IRS Employer Identification No.)
incorporation or organization)


     One Jackson Place Suite 1000
       188 East Capitol Street
           P. O. Box 24647
         Jackson, Mississippi                    39225-4647
--------------------------------------  --------------------------
(Address of principal executive offices)         (Zip Code)

Issuer's telephone number, including area code   (601) 948-4091
                                               ------------------

------------------------------------------------------------------
        Former name, former address and former fiscal year, if changed since last report


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

     9,759,076 shares of common stock, $.001 par value, were outstanding at November 13, 1997.

                      PARKWAY PROPERTIES, INC.

                             FORM 10-Q

                         TABLE OF CONTENTS
              FOR THE QUARTER ENDED SEPTEMBER 30, 1997

        -----------------------------------------------------

                                                             Pages
                                                             -----

                   Part I. Financial Information

Item 1.  Financial Statements

   Consolidated Balance Sheets, September 30, 1997 and
     December 31, 1996                                           3

   Consolidated Statements of Income for the Three Months
     and Nine Months Ended September 30, 1997 and 1996           4

   Consolidated Statements of Cash Flow for the
     Nine Months Ended September 30, 1997 and 1996               6

   Consolidated Statements of Stockholders' Equity for the
     Nine Months Ended September 30, 1997 and 1996               8

   Notes to Consolidated Financial Statements                    9

Item 2.	Management's Discussion and Analysis of
            Financial Condition and Results of Operations       13



                     Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                       25



                              Signatures

Authorized signatures                                           26



                      PARKWAY PROPERTIES, INC.
                    CONSOLIDATED BALANCE SHEETS
                          (In thousands)

                                        September 30  December 31
                                            1997         1996
                                        ------------  -----------
                                               (Unaudited)
 Assets
 Real estate related investments:
   Office buildings....................... $310,130	   $132,309
   Land held for development..............    1,721           -
   Accumulated depreciation...............  (12,073)     (9,507)
                                           --------    --------
                                            299,778     122,802
   Real estate held for sale:
     Land.................................    4,687       5,664
     Operating properties.................    1,497       3,675
     Other non-core real estate assets....       58         381
   Mortgage loans.........................      307         350
   Real estate partnership................      322         319
                                           --------    --------
                                            306,649     133,191
 Interest, rents receivable and other
   assets.................................    7,365       5,791
 Cash and cash equivalents................      486       8,053
                                           --------    --------
                                           $314,500    $147,035
                                           ========    ========

 Liabilities
 Notes payable to banks................... $  8,200    $      -
 Mortgage notes payable without recourse..   67,960      62,828
 Accounts payable and other liabilities...   10,692       6,299
                                           --------    --------
                                             86,852      69,127
                                           --------    --------
 Stockholders' Equity
 Common stock, $.001 par value, 70,000,000
   shares authorized and 9,307,988 and
   4,257,534 shares issued and outstanding
   in 1997 and 1996, respectively.........        9           4
 Additional paid-in capital...............  199,018      52,356
 Retained earnings........................   28,621      25,548
                                           --------    --------
                                            227,648      77,908
                                           --------    --------
                                           $314,500    $147,035
                                           ========    ========



                     PARKWAY PROPERTIES, INC.
               CONSOLIDATED STATEMENTS OF INCOME
             (In thousands, except per share data)


                                         Three Months Ended
                                            September 30
                                        ---------------------
                                          1997         1996
                                        --------     --------
                                             (Unaudited)
Revenues
Income from office properties......    $  11,874	    $  5,054
Income from other real estate
  properties.......................          124          421
Interest on mortgage loans.........           15          332
Management company income..........          147          117
Interest on investments............           33          288
Dividend income....................          195           10
Deferred gains and other income....           36           69
                                        --------     --------
                                          12,424        6,291
                                        --------     --------
Expenses
Office properties:
  Operating expense................        5,219        2,330
  Interest expense:
    Contractual....................        1,357        1,041
    Amortization of loan costs.....           25           18
  Depreciation and amortization....        1,540          647
  Minority interest................            -          (16)
Other real estate properties:
  Operating expense................           68          291
Interest expense on bank notes:
  Contractual......................          527            1
  Amortization of loan costs.......           49           20
Interest expense on wrap mortgages.            -          110
Management company expenses........           88          121
General and administrative.........          863          702
                                        --------     --------
                                           9,736        5,265
                                        --------     --------
Income before gains (losses).......        2,688        1,026
                                        --------     --------
Gain (loss) on sales
Gain (loss) on real estate held
  for sale and mortgage loans......         (483)         163
Gain on securities.................            -          432
                                        --------     --------
Net income.........................     $  2,205     $  1,621
                                        ========     ========
Net income per share...............    	$    .34     $    .39
                                        ========     ========
Weighted average shares
  outstanding......................        6,532        4,193
                                        ========     ========
Dividends paid per share...........    	$    .35     $    .14
                                        ========     ========



                    PARKWAY PROPERTIES, INC.
               CONSOLIDATED STATEMENTS OF INCOME
             (In thousands, except per share data)


                                          Nine Months Ended
                                            September 30
                                        ---------------------
                                          1997         1996
                                        --------     --------
                                             (Unaudited)
Revenues
Income from office properties......     $ 29,939     $ 12,184
Income from other real estate
  properties.......................          564        1,375
Interest on mortgage loans.........           47        1,435
Management company income..........          398          537
Interest on investments............          363          471
Dividend income....................          323          118
Deferred gains and other income....          100          212
                                        --------     --------
                                          31,734       16,332
                                        --------     --------
Expenses
Office properties:
  Operating expense................       12,678        5,504
  Interest expense:
    Contractual....................        3,856        2,349
    Amortization of loan costs.....           68           41
  Depreciation and amortization....        3,795        1,591
  Minority interest................           59          (12)
Other real estate properties:
  Operating expense................          361        1,066
Interest expense on bank notes:
  Contractual......................          657           95
  Amortization of loan costs.......          126           37
Interest expense on wrap mortgages.            -          340
Management company expenses........          260          483
General and administrative.........        2,540        2,184
                                        --------     --------
                                          24,400       13,678
                                        --------     --------
Income before gains ...............        7,334        2,654
                                        --------     --------
Gain on sales
Gain on real estate held
  for sale and mortgage loans......        1,091        5,863
Gain on securities.................            -          304
                                        --------     --------
Net income.........................     $  8,425     $  8,821
                                        ========     ========
Net income per share...............     $   1.36     $   2.54
                                        ========     ========
Weighted average shares
  outstanding......................        6,182        3,474
                                        ========     ========
Dividends paid per share...........    	$    .85     $    .37
                                        ========     ========



                      PARKWAY PROPERTIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOW
                           (In thousands)

                                          Nine Months Ended
                                             September 30
                                        ----------------------
                                          1997         1996
                                        ---------    ---------
                                             (Unaudited)
Operating Activities
Net income............................. $  8,425     $  8,821
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Equity in earnings...................      (30)        (121)
  Distributions from operations of
    unconsolidated subsidiaries........       27          353
  Depreciation and amortization........    3,795        1,591
  Amortization of discounts,
    deferred gains and other...........       (1)         (22)
  Gain on real estate held for
    sale and mortgage loans............   (1,091)      (5,863)
  Gain on securities...................        -         (304)
  Changes in operating assets and
    liabilities:
      Increase in receivables..........     (537)        (366)
      Increase in accounts payable and
        accrued expenses...............    4,392        2,163
                                        --------     --------
Cash provided by operating activities..   14,980        6,252
                                        --------     --------
Investing Activities
Payments received on mortgage loans....       80          397
Purchase of mortgage loans.............        -         (600)
Purchase of real estate properties..... (172,686)     (70,956)
Purchase of investment in corporate
  joint venture........................        -         (325)
Proceeds from sale of real estate
  held for sale and mortgage loans.....    5,665       12,575
Proceeds from sale of real estate
  securities...........................        -        2,281
Improvements to real estate related
  investments..........................   (3,290)      (1,257)
                                        --------     --------
Cash used in investing activities...... (170,231)     (57,885)
                                        --------     --------
Financing Activities
Principal payments on mortgage notes
  payable..............................   (1,777)      (1,782)
Proceeds from borrowings on mortgage
  notes payable........................        -       25,120
Proceeds from bank borrowings..........   98,149       17,030
Principal payments on bank borrowings..  (89,949)     (10,194)
Stock options exercised................      315          426
Dividends paid.........................   (5,352)      (1,489)
Proceeds from sale of stock............  146,298            -
Proceeds from private placement
  of stock.............................        -       16,612
                                        --------     --------
Cash provided by financing activities..  147,684       45,723
                                        --------     --------
Decrease in cash and cash
  equivalents..........................   (7,567)      (5,910)

Cash and cash equivalents at beginning
  of period............................    8,053        6,044
                                        --------     --------
Cash and cash equivalents at end of
  period..............................  $    486     $    134
                                        ========     ========



                      PARKWAY PROPERTIES, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (In thousands)


                                           Nine Months Ended
                                             September 30
                                         --------------------
                                           1997        1996
                                         --------    --------
                                              (Unaudited)
Preferred stock, $.001 par value
  Balance at beginning of period......   $      -     $      -
  Modification of private placement...          -            1
                                         --------     --------
  Balance at end of period............          -            1
                                         --------     --------
Common stock, $.001 par value
  Balance at beginning of period......          4        2,008
  Stock options exercised.............          -           37
  Shares issued - stock dividend......          -        1,006
  Shares issued - stock offering......          5            -
  Shares issued - private placement...          -        1,140
  Modification of private placement...          -           (1)
  Reincorporation in Maryland.........          -       (4,187)
                                         --------     --------
  Balance at end of period............          9            3
                                         --------     --------
Additional paid-in capital
  Balance at beginning of period......     52,356       32,882
  Stock options exercised.............        368          389
  Shares issued - stock dividend......          -       (1,006)
  Shares issued - stock offering......    146,294            -
  Shares issued - private placement...          -       15,472
  Reincorporation in Maryland.........          -        4,187
                                         --------     --------
  Balance at end of period............    199,018       51,924
                                         --------     --------
Retained Earnings
  Balance at beginning of period......     25,548       13,729
  Net income..........................      8,425        8,821
  Cash dividends declared and paid....     (5,352)      (1,489)
                                         --------     --------
  Balance at end of period............     28,621       21,061
                                         --------     --------
Unrealized gain on securities
  Balance at beginning of period......          -          592
  Unrealized gain on securities.......          -         (377)
                                         --------     --------
  Balance at end of period............          -          215
                                         --------     --------
Total stockholders' equity............   $227,648     $ 73,204
                                         ========     ========



Parkway Properties, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 1997

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
                                            Nine Months Ended
                                               September 30
                                         -----------------------
                                            1997         1996
                                         ----------   ----------

          Cash paid for interest........  $4,307,000   $2,350,000
          Mortgage assumed in purchase..  $6,910,000   $    -

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

     On July 31, 1997, the Company purchased the 296,725 square foot NationsBank Tower in Columbia, South Carolina for $20,600,000. NationsBank Tower is a twenty-story office building with an attached 565 space, eight-level parking deck. The building was constructed in 1973 and is located on Gervais Street in the Central Business District (CBD). The purchase was funded with advances under bank lines of credit.

     On August 12, 1997, the Company purchased Fairway Plaza in Los Colinas, Texas for $6,705,000. Fairway Plaza consists of two multi-story office buildings containing 82,268 net rentable square feet with 321 surface parking spaces situated on 6.31 acres. The purchase was funded with advances under bank lines of credit.

     On September 19, 1997, the Company purchased First Tennessee Plaza in Knoxville, Tennessee for $29,876,000. First Tennessee Plaza is a 27-story office building containing 419,809 net rentable square feet with a four-level, 390 space parking garage. The purchase was funded with advances under bank lines of credit.

     On September 30, 1997, the Company purchased Morgan Keegan Tower for $36,000,000, from Morgan Properties, LLC. The Company also paid approximately $473,000 in fees to pay off the existing first mortgage. Morgan Keegan Tower is a 334,668 rentable square foot, 21 floor office building located in Memphis, Tennessee. This acquisition was funded with the remaining proceeds from the September public stock offering and advances of $8,200,000 under bank lines of credit.


(5)  Subsequent Events

     On October 1, 1997, the Company purchased the Hightower Centre in Atlanta, Georgia for $6,700,000. Hightower Centre consists of two three-story office buildings constructed in 1983 containing approximately 78,000 net rentable square feet located in the Central Perimeter submarket of Atlanta, Georgia. The purchase was funded with advances under bank lines of credit.

     On November 7, 1997, the Company purchased the First Little Rock Plaza in Little Rock, Arkansas for $10,200,000. First Little Rock Plaza is a five-story building constructed in 1986 containing approximately 117,000 net rentable square feet. The building has a 406 space, three-level attached parking garage and is located at the intersection of I-630 and I-430 in West Little Rock. The purchase was funded with advances under existing bank lines of credit.

     On November 12, 1997 the Company received funds totaling
$15,000,000 from the placement of non-recourse mortgage financing on an office property located in Winston Salem, North
Carolina. The loan is fully amortizing over a 15-year period at a rate of 7.3%.

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

     On September 24, 1997, the Company completed the sale of 3,000,000 shares of common stock at $33.6875 per share under its existing shelf registration to a combination of retail and institutional investors with net proceeds to the Company of $95,077,000.

     On October 6, 1997, the underwriters exercised in full their over-allotment option, selling an additional 450,000 shares of common stock at $33.6875 per share to a combination of retail and institutional investors with net proceeds to the Company of $14,363,000.


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Financial Condition

Comments are for the balance sheet dated September 30, 1997 compared to the balance sheet dated December 31, 1996.

     In 1997, Parkway is continuing the application of its strategy of aggressively acquiring office properties and liquidating non-core assets. During the first nine months of 1997, the Company purchased twelve office properties, sold one office property located outside its geographical area of focus, and sold two non-core assets. Total assets increased $167,465,000, and office properties (before depreciation) increased $177,821,000 or 134%.

     Parkway's direct investment in office buildings and land held for development increased $176,976,000 net of depreciation to a carrying amount of $299,778,000 at September 30, 1997 and consisted of 27 properties. During the nine months ending September 30, 1997, Parkway purchased twelve office properties as follows (in thousands):

                                             Purchase   Purchase
    Office Building            Location        Price      Date
------------------------    -------------    --------   --------
Forum II & III              Memphis, TN      $ 16,425   01/07/97
Ashford II                  Houston, TX         2,207   01/28/97
Courtyard at Arapaho        Dallas, TX         15,125   03/06/97
Charlotte Park Executive
  Center                    Charlotte, NC      14,350   03/18/97
Meridian Building           Atlanta, GA        10,500   03/31/97
Vestavia Centre             Birmingham, AL      4,650   04/04/97
Sugar Grove                 Houston, TX         7,730   05/01/97
Lakewood(1)                 Atlanta, GA        11,500   07/10/97
NationsBank                 Columbia, SC       20,600   07/31/97
Fairway Plaza               Dallas, TX          6,705   08/12/97
First Tennessee Plaza       Knoxville, TN      29,876   09/19/97
Morgan Keegan Tower         Memphis, TN        36,473   09/30/97
                                             --------
                                             $176,141
                                             ========

(1)The Company assumed a $6,910,000 first mortgage on the property with an 8.08% interest rate as part of the purchase.

     In connection with the Charlotte Park Executive Center purchase, the Company also purchased 17.64 acres of development land in the same office park for $1,721,000. The Company currently has no plans to begin development on the site.

	Effective June 1, 1997, the Company increased its ownership to 100% in the One Jackson Place office building. The 21.875% minority interest was purchased for $1,272,000 cash and assumption of the 21.875% pro rata share of the outstanding first mortgage.

	On June 1, 1997, the Company sold its investment in the Cascade III office building in Columbus, Ohio and recognized a loss of $6,000 for financial reporting purposes with net proceeds from the sale of $1,424,000. With Parkway's primary focus in office investments centered in the Southeastern United States and Texas, the decision was made to sell Cascade III due to its location.

     During the nine months ending September 30, 1997, the Company also capitalized building improvements and additional purchase expenses of $2,253,000 and recorded depreciation expense of $3,603,000.

     Parkway sold two non-core assets during the nine months that resulted in gains for financial reporting purposes of $1,561,000 and net proceeds of $4,241,000. The non-core assets sold were 162 acres of land in Katy, Texas and an 180 unit apartment complex in Winter Park, Florida. In addition, land held for sale decreased due to a writedown of $500,000 taken to reflect current market prices, as evidenced by a signed contract with a third-party purchaser. At September 30, 1997, non-core assets other than mortgage loans totaled $6,242,000. The Company expects to continue its efforts to liquidate these assets.

     Notes payable to banks totaling $8,200,000 at September 30, 1997 are due to advances under bank lines of credit to complete the purchase of Morgan Keegan Tower.

     Scheduled principal payments of $1,777,000 were made during the nine months on existing notes payable without recourse. The Company expects to continue seeking fixed rate, non-recourse mortgage financing at fully-amortizing terms ranging from twelve to fifteen years on select office building investments as additional capital is needed. The Company plans to maintain a ratio of debt to total market capitalization from 25% to 40%.

     Stockholders' equity increased $149,740,000 during the nine months ended September 30, 1997 as a result of the following factors (in thousands):

                                      Increase (Decrease)
                                      -------------------

       Net income                           $ 8,425
       Dividend declared and paid            (5,352)
       Exercise of stock options                368
       Shares issued-stock offering         146,299
                                           --------
                                           $149,740
                                           ========

     On January 22, 1997, the Company completed the sale of 2,012,500 shares of common stock at $27.00 per share under its existing shelf registration to a combination of retail and institutional investors with net proceeds to the Company of $51,221,000.

     On September 24, 1997, the Company completed the sale of 3,000,000 shares of common stock at $33.6875 per share under its existing shelf registration to a combination of retail and institutional investors with net proceeds to the Company of $95,077,000.

RESULTS OF OPERATIONS

Comments are for the three months and nine months ended
September 30, 1997 compared to the three months and nine months ended September 30, 1996.

     Net income for the three months ended September 30, 1997 was $2,205,000 ($.34 per share) as compared to $1,621,000 ($.39 per share) for the three months ended September 30, 1996. Net income for the nine months ended September 30, 1997 was $8,425,000 ($1.36 per share) as compared to $8,821,000 ($2.54 per share) for the nine months ended September 30, 1996.

     Net income for the nine months ended September 30, 1996 included $6,167,000 ($1.78 per share) in net gains from the sale of non-core assets.

     The primary reason for the increase in the Company's income before gains (losses) for 1997 as compared to 1996 is the reflection of the operations of the following office buildings subsequent to the date of purchase:

            Building                  Purchase Date    Sq. Feet
     -------------------------------  -------------    --------
     One Park 10 Plaza                   03/07/96       161,243
     400 North Belt                      04/15/96       220,934
     Woodbranch                          04/15/96       109,481
     Cherokee Business Center            07/09/96        53,838
     8381 and 8391 Courthouse Road       07/09/96        94,929
     Falls Pointe                        08/09/96       105,655
     Roswell North                       08/09/96        57,715
     BB&T Financial Center               09/30/96       238,919
     Tensor                              10/31/96        92,017
     Forum II & III                      01/07/97       177,250
     Ashford II                          01/28/97        58,511
     Courtyard at Arapaho                03/06/97       200,726
     Charlotte Park Executive Center     03/18/97       187,207
     Meridian Building                   03/31/97       100,932
     Vestavia Centre                     04/04/97        75,880
     Sugar Grove                         05/01/97       122,682
     Lakewood                            07/10/97       118,750
     NationsBank                         07/31/97       296,725
     Fairway Plaza                       08/12/97        82,268
     First Tennessee Plaza               09/18/97       419,809
     Morgan Keegan Tower                 09/30/97       334,668


     Operations of office building properties are summarized below
(in thousands):

                          Three Months Ended   Nine Months Ended
                             September 30        September 30
                          -----------------    -----------------
                            1997      1996      1997      1996
                          -------   -------    -------   -------

     Income.............  $11,874	  $ 5,054    $29,939    12,184
     Operating expense..   (5,219)   (2,330)   (12,678)   (5,504)
                          -------   -------    -------   -------
                            6,655     2,724     17,261     6,680
     Interest expense...   (1,382)   (1,059)    (3,924)   (2,390)
     Depreciation and
       amortization.....   (1,540)     (647)    (3,795)   (1,591)
     Minority interest..        -        16        (59)       12
                          -------   -------    -------   -------
     Net Income           $ 3,733   $ 1,034    $ 9,483   $ 2,711
                          =======   =======    =======   =======


     In addition to the direct investments in office properties, the Company owns the Wink Office Building in New Orleans, Louisiana through a 50% ownership in the Wink-Parkway Partnership. Income from the partnership of $11,000 was recorded on the equity method of accounting during the three months ended September 30, 1997 and 1996. For the nine months ending September 30, 1997 and 1996, income of $30,000 and $38,000 was recorded on the equity method of accounting. At September 30, 1997, the carrying value of this investment totaled $322,000.

     The effect on the Company's operations related to One Jackson Place included in the operations of office buildings is as follows (in thousands):
                     Three Months Ended    Nine Months Ended
                        September 30         September 30
                     ------------------    -----------------
                      1997        1996      1997       1996
                     ------      ------    ------     ------

	Revenue............ $1,108      $  893    $3,014     $2,771
	Operating expenses.   (463)       (395)   (1,107)    (1,119)
	Interest expense...   (354)       (363)   (1,069)    (1,093)
	Depreciation.......   (150)       (218)     (513)      (646)
	Minority interest
   expense..........      -          16       (59)        12
                     ------      ------    ------     ------
	Net income (loss).. $  141      $  (67)   $  266     $  (75)
                     ======      ======    ======     ======

     The results of operations for the following properties are only included in the operations of office buildings for the three months and nine months ending September 30, 1997 due to the acquisition of these properties during the third quarter of 1996 and the first and third quarter of 1997 (in thousands).

                      Three Months Ended September 30, 1997
                 -----------------------------------------------
                           Operating
                 Revenue    Expense    Depreciation   Net Income
                 -------   ---------   ------------   ----------
BB&T             $1,119    $   (388)    $   (138)      $   593
Forum II
  & III(1)          677        (293)        (108)          276
Courtyard at
  Arapaho(2)        591        (329)         (96)          166
Charlotte
  Park(3)           667        (292)         (78)          297
NationsBank(4)      665        (282)         (80)          303
First
  Tennessee(5)      201        (103)         (23)           75


                      Nine Months Ended September 30, 1997
                 -----------------------------------------------
                           Operating
                 Revenue    Expense    Depreciation   Net Income
                 -------   ---------   ------------   ----------
BB&T             $3,346    $ (1,075)    $   (415)      $ 1,856
Forum II
  & III(1)        2,004        (824)        (287)          893
Courtyard at
  Arapaho(2)      1,278        (651)        (210)          417
Charlotte
  Park(3)         1,437        (566)        (187)          684
NationsBank(4)      665        (282)         (80)          303
First
  Tennessee(5)      201        (103)         (23)           75

(1)	Purchased 01/07/97
(2)	Purchased 03/06/97
(3) Purchased 03/18/97
(4) Purchased 07/31/97
(5) Purchased 09/22/97


     Operations of other real estate properties held for sale are summarized below (in thousands):

                       		Three Months Ended	  Nine Months Ended
                            September 30          September 30
                       		------------------ 	 ------------------
                          1997        1996     1997       1996
                       		-------	    ------   -------   	-------
Income from real
 estate properties....   $   124    $   421   $   564    $ 1,375
Real estate
 operating expenses...       (68)      (291)     (361)    (1,066)
                         -------    -------   -------    -------
Net Income               $    56   	$   130   $   203    $   309
                         =======    =======   =======   	=======

     At September 30, 1997, the Company had one non-office operating property held for sale known as Plantation Village, a 57,000 square foot shopping center located in Lake Jackson, Texas with a carrying value of $1,497,000.

     The Company also has the following parcels of undeveloped land held for sale at September 30, 1997 (dollars in thousands):

         Description         Location        Size     Book Value
     -------------------  ---------------  ---------  -----------
     Bullard Road         New Orleans, LA  80 acres     $3,299
     Sugar Land Triangle  Sugar Land, TX    7 acres        868
     Sugar Creek Center   Sugar Land, TX    4 acres        520
                                                        ------
                                                        $4,687
                                                        ======

     The decrease in interest income on mortgage loans is due primarily to sales of mortgage loans during 1996. In May 1996, the Company sold 157 mortgage loans. In December 1996, the Company sold its only wrap mortgage loan with a principal balance of $16,529,000 and 8.58% interest rate and subsequently repaid the associated wrap debt on that mortgage loan, accounting for the decrease in interest expense on wrap
mortgages.	During the quarter ending September 30, 1997, the
Company received a payoff of a mortgage loan with a principal balance of $33,000 and recognized a gain on the payoff of $17,000. At September 30, 1997, the Company had two mortgage loans totaling $307,000 with an average interest rate of 10%.

     The increase in interest on investments reflects higher cash balances invested in interest bearing accounts for the three months and nine months ended September 30, 1997 compared to the three months and nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

     Cash and cash equivalents were $486,000 and $8,053,000 at September 30, 1997 and December 31, 1996, respectively. The Company generated $14,980,000 in cash flows from operating activities during the nine months ending September 30, 1997 compared to $6,252,000 for the same period of 1996, an increase primarily attributable to the significant increase in the number of office properties owned by the Company. The Company experienced significant investing activity during the nine months ending September 30, 1997 with a net of $170,231,000 being invested. In implementing its investment strategy, the Company used $170,952,000 not including closing costs and certain capitalized expenses, to purchase office properties and development land while receiving net cash proceeds from the sale of non-core assets and office properties of $5,665,000. The Company also spent $5,024,000 to make capital improvements at its office properties and non-core operating real estate properties. The Company received net proceeds of $51,221,000 from the sale of 2,012,500 shares of common stock during the first quarter of 1997 and net proceeds of $95,077,000 from the sale of 3,000,000 shares of common stock during the third quarter of 1997. Cash dividends of $5,352,000 ($.85 per share) were paid to shareholders and principal payments of $1,777,000 were made on mortgage notes payable during the nine months ending September 30, 1997.

Liquidity

     At September 30, 1997, the Company had available $6,800,000 on its acquisition line of credit and $55,000,000 on its working capital line of credit with Deposit Guaranty National Bank in Jackson, Mississippi. The Company plans to continue actively pursuing the purchase of office building investments that meet the Company's investment criteria and intends to use these lines of credit, proceeds from the sale of non-core assets and cash balances to fund those acquisitions. At September 30, 1997, the lines of credit had an interest rate equal to the 90-day LIBOR rate plus 1.75% (adjusted quarterly), interest due monthly and annual commitment fees of .125%. In addition, both lines of credit have fees of .125% on the unused balances due quarterly. Prior to March 27, 1997, the interest rates on both lines of credit equaled the 90-day LIBOR rate plus 2.35% adjusted quarterly. The interest rate on the notes was 7.53% as of November 13, 1997. The acquisition line of credit and the working capital line of credit mature June 30, 1998.

     Effective June 30, 1997, the Company's lines of credit were increased with Deposit Guaranty National Bank to $55,000,000 on the acquisition line and $15,000,000 on the working capital line. All other terms of the lines remained the same.

     At September 30, 1997, the Company had $67,960,000 of non-recourse fixed rate mortgage notes payable with an average interest rate of 8.02% secured by office properties and $8,200,000 drawn under bank lines of credit. Based on the Company's total market capitalization of approximately $392,050,000 at September 30, 1997 (using the September 30, 1997 closing price of $33.9375 per share) the Company's debt represented approximately 19.43% of its total market capitalization. The Company plans to maintain a ratio of debt to total market capitalization from 25% to 40%.

     Purchases of office buildings subsequent to September 30, 1997 include the following (in thousands):

                                           Purchase   Purchase
      Office Building       Location         Price      Date
     ------------------  ---------------  -----------  --------
     Hightower Centre     Atlanta, GA      $   6,700   10/01/97
     First Little Rock
       Plaza              Little Rock, AK  $  10,200   11/07/97

     These purchases were funded with advances on bank lines of credit and the proceeds of the exercise of the over-allotment option of 450,000 shares of common stock at $33.6875 per share.

     The Company has decided to attempt to sell its three office buildings in the Northern Virginia market. These buildings were purchased in July 1996 for $11,050,000. The Company has continued its effort to purchase additional office properties in this market sufficient to justify the implementation of self management but has been unsuccessful, as prices have risen to amounts above the Company's established buying criteria. Therefore, the Company has decided to exit the Northern Virginia market. The Company is currently marketing these properties for approximately $17,000,000 and anticipates selling these properties by late 1997 or early 1998. However, there can be no assurance that the Company will sell these properties or on what terms such sale would occur.

     On November 12, 1997 the Company received funds totaling
$15,000,000 from the placement of non-recourse mortgage financing on an office property located in Winston Salem, North
Carolina. The loan is fully amortizing over a 15-year period at a rate of 7.3%.

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

     The following table presents the Company's FFO for the three months and nine months ended September 30, 1997 and 1996
(in thousands):

                         	 Three Months Ended   Nine Months Ended
                              September 30       September 30
                           -----------------   -----------------
                            1997      1996       1997      1996
                           -------   -------   -------   -------

     Net income.........  $ 2,205   $  1,621   $ 8,425   $ 8,821
     Adjustments to
      derive funds
      from operations:
      Depreciation and
       amortization.....    1,540        647     3,795     1,591
      Minority interest
       depreciation.....        1        (44)      (56)     (134)
      Equity in earnings      (11)       (51)      (30)     (121)
      Distributions from
       unconsolidated
       subsidiaries.....        -        205        27       353
      (Gain) loss  on
      real estate.......      483       (163)   (1,091)   (5,863)
      Gain on marketable
       securities.......        -       (432)        -      (304)
      Amortization of
       discounts,
       deferred gains
       and other........        -	       -          (1)      (22)
                          -------    -------   -------   -------
      Funds from
       operations.......  $ 4,218    $ 1,783   $11,069   $ 4,321
                          =======    =======   =======   =======

     NAREIT has recommended supplemental disclosure concerning capital expenditures, leasing costs and straight-line rents which are given below (in thousands):

                      Three Months Ended    Nine Months Ended
                         September 30          September 30
	                     ------------------   -----------------
                        1997      1996      1997       1996
               	      -------    -------   -------    -------
	Straight-line
  rents.............. $   95     $  (66)   $  217    $ (156)
	Building
  improvements.......     68        105       171       195
	Tenant improvements:
	  New leases........     42        157       135       194
	  Lease renewals....     17         50       641       299
	Leasing commissions:
	  New leases........    228          -       402        31
	  Lease renewals....    614          -     1,070         -
	Non-core asset
   improvements......      5        102        27       277
	Leasing commissions
	  amortized.........    120         35       228        84
	Upgrades on recent
	  acquisitions......    204        170       844       282

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


                     PARKWAY PROPERTIES, INC.

                  	PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
       		--------------------------------


         (b)  Reports on Form 8-K


              (1) Filed August 13, 1997

                  Reporting the purchase of NationsBank Tower.

              (2) Filed August 25, 1997

                  Reporting the purchase of Fairway Plaza
                  and Lakewood II, the Audited Financial
                  Statements of Fairway Plaza, Lakewood II and NationsBank and Pro Forma Consolidated Financial Statements.

              (3) Filed September 9, 1997

                  Reporting the proposed purchases and Audited
                  Financial Statements of First Tennessee Plaza, Morgan Keegan Tower and Hightower Centre and the Pro Forma Consolidated Financial Statements.

              (4) Filed September 24, 1997

                  Reporting the completion of the sale on
                  3,000,000 shares of common stock under the existing shelf registration.

              (5) Filed September 26, 1997

                  Reporting the purchase of First Tennessee
                  Plaza.



                            SIGNATURES
                            ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED:  November 14, 1997             PARKWAY PROPERTIES, INC.



                                      /s/ Regina P. Shows
                                      Regina P. Shows, CPA
                                      Controller



                                      /s/ Sarah P. Clark
                                      Sarah P. Clark, CPA
                                      Sr. Vice-President,
                                      Chief Financial Officer,
                                      Treasurer and Secretary