Form 10-Q/A
period 1997-03-31
PARKWAY PROPERTIES INC
filed 1997-12-19
CIK 729237

______________________


          U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                     ______________________

                           FORM 10-Q/A

                     AMENDMENT TO FORM 10-Q
                       Filed Pursuant to
              THE SECURITIES EXCHANGE ACT OF 1934

                 PARKWAY PROPERTIES INC.
     (Exact name of registrant as specified in its charter)


                        AMENDMENT NO. 1

      The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Form 10-Q for the quarter ended March 31, 1997 as set forth in the pages attached hereto:

          Item 6.   Exhibits and Reports on Form 8-K
                    Exhibit 27:    Financial Data Schedule

      Pursuant to the requirements of the Securities Exchange Act of  1934,  the  registrant has duly caused this amendment  to  be
signed   on  its  behalf  by  the  undersigned,  thereunto   duly
authorized.

Date:  December 19, 1997      PARKWAY PROPERTIES, INC.

                              By   /s/ Sarah P. Clark
                                   Sarah P. Clark
                                   Senior Vice President,
                                   Chief Financial Officer,
                                   Treasurer and Secretary