Form 10-K
period 1997-12-31
PARKWAY PROPERTIES INC
filed 1998-03-31
CIK 729237

-----------------------------------------------------------------
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                             -------
                            FORM 10-K

             ANNUAL REPORT UNDER SECTION 13 or 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
                             -------
           For the fiscal year ended December 31, 1997
                 Commission file number 1-11533

                    PARKWAY PROPERTIES, INC.
     (Exact name of registrant as specified in its charter)

           Maryland                               74-2123597
 (State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)             Identification No.)

                  One Jackson Place Suite 1000
                     188 East Capitol Street
                 Jackson, Mississippi 39201-2195

       (Address of principal executive offices) (Zip Code)
                         (601) 948-4091
                 Registrant's telephone number:

      Securities registered under Section 12(b) of the Act:
                  Common Stock, $.001 Par Value
                     New York Stock Exchange

      Securities registered under Section 12(g) of the Act:
                              None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES   X        NO

      Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 25, 1998 was $319,670,000.

      The number of shares outstanding in the registrant's class of common stock as of March 25, 1998 was 11,085,323.

               DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III.

-----------------------------------------------------------------

                             PART I

Item 1.  Business.

General

      Parkway Properties, Inc. ("Parkway" or the "Company") is a self-administered, self-managed real estate investment trust ("REIT") specializing in the acquisition, ownership, management, financing and leasing of office properties in the Southeastern United States and Texas. Parkway and its predecessors have been public companies engaged in the real estate business since 1971, and have successfully operated and grown through several major real estate cycles. At March 25, 1998, Parkway owned or had an interest in 46 office properties located in twelve states with an aggregate of approximately 6.3 million square feet of leasable space.

      The purchase of the Mtel Centre in Jackson, Mississippi in July 1995 marked the implementation of the Company's business strategy of focused investment in office properties. As part of this strategy, the Company has (i) completed the acquisition of 42 office properties, encompassing approximately 5.9 million net rentable square feet, for a total investment of more than $517.3 million; and (ii) sold or is in the process of selling all of its non-office assets. Total investment is defined as purchase price plus estimated closing costs and anticipated capital expenditures during the first 12 to 24 months of ownership for tenant improvements, commissions, upgrades and capital improvements to bring the building up to the Company's standards.

      In addition to direct real estate acquisitions, Parkway's investment strategy has also historically included the consummation of business combination transactions with other public real estate and financial companies which Parkway deemed to be undervalued. Since 1979, Parkway has completed eight such business combinations. Management may pursue similar business combination transactions on a selected basis in order to enhance stockholder value.

      Since January 1997, the capital structure of Parkway has changed substantially.

          Effective January 1, 1997, the Company elected to be taxed as a real estate investment trust under the Internal Revenue Code of 1986 ("Code"), as amended.

          On January 22, 1997, the Company completed the sale of 1,750,000 shares of common stock in a public offering. Effective February 19, 1997, the Underwriters in this offering exercised the over-allotment option and purchased an additional 262,500 shares. Net proceeds to the Company of these sales were approximately $51,221,000.

          On September 24, 1997, the Company completed the sale of 3,000,000 shares of common stock in a public offering. Effective October 6, 1997, the Underwriters in this offering exercised the over-allotment option and purchased an additional 450,000 shares. Net proceeds to the Company of these sales were approximately $109,440,000.

          On February 23, 1998, the Company completed the sale of 451,128 shares of common stock to a unit investment trust with net proceeds to the Company of $14,231,000.

          On  March 11, 1998, the Company completed the  sale  of
          common  stock through the direct placement  of  855,900
          shares of common stock to institutional investors with net proceeds to the Company of $26,948,000.

          The Company completed its reorganization into the UPREIT (Umbrella Partnership REIT) structure effective January 1, 1998. The Company anticipates that the UPREIT structure will enable it to pursue additional investment opportunities by having the ability to offer tax-advantaged operating partnership units to property owners in exchange for properties.

     Parkway has managed its properties in Jackson since 1990 and expanded its self-management, effective January 1, 1998, to office properties that it owns in Houston, Atlanta, Dallas,
Charlotte,  Winston-Salem, Columbia, Knoxville and  Memphis.   As
such,  Parkway  self-manages in excess  of  80%  of  its  current
portfolio  on a net rentable square footage basis.   The  Company
benefits  from  a  fully  integrated  management  infrastructure, provided by its wholly-owned management subsidiary, Parkway Realty Services LLC ("Parkway Realty"). In addition to its owned
properties,  Parkway  Realty  currently  manages  and/or   leases
approximately  one  million net rentable square  feet  for  third
parties.    The  Company  is  in  the  process  of  significantly
expanding its management efforts through plans to expand the self-management of its properties to all markets as its presence in those markets reaches the minimum net rentable square footage necessary to make it cost efficient to self-manage. The Company believes self-management will result in higher tenant retention and will allow the Company to enhance stockholder value through the application of its hands-on management style.

      Until December 31, 1996, Parkway operated as a real estate operating company. For the taxable years 1996 and 1995, Parkway paid virtually no federal income taxes ($64,000 in 1995 and none in 1996) primarily because Parkway had certain net operating losses ("NOLs") to shelter most of Parkway's income from such taxes. However, the increase in the number of outstanding common shares, which resulted from the completion of a private placement of common shares in June 1996 and Parkway's mergers during 1994 and 1995, caused the use of Parkway's NOLs to be significantly limited in any one year. Accordingly, Parkway's board of directors determined that it was in the best interests of Parkway and its stockholders to elect to qualify Parkway as a REIT under the Code for the taxable year beginning January 1, 1997, which allows Parkway to be generally exempt from federal income taxes even if its NOLs are limited or exhausted, provided it meets various REIT requirements.

Business Objectives and Strategy of the Company

      Parkway's business objective is to maximize total return to stockholders over time primarily through increases in distributions and share price appreciation. During 1997, Parkway distributed $1.20 per share in dividends to shareholders which represents a 93.5% increase over the 1996 dividends distributed of $.62 per share. Distributions in 1997 of $1.20 per share represent a payout of 48.4% of the Company's funds from operations ("FFO") for the year. The Company anticipates that its dividend payout ratio will continue to approximate 50% of its FFO, subject to compliance with the REIT distribution requirements. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation" for discussion of FFO.

      Parkway generally seeks to acquire well-located Class A, A-or B+ (as classified within their respective markets) multi-story office buildings which are located in primary or secondary markets in the Southeastern United States and Texas, ranging in size from 50,000 to 500,000 net rentable square feet and which have current and projected occupancy levels in excess of 70% and adequate parking to accommodate full occupancy. The Company targets buildings which are occupied by a major tenant (or tenants) (e.g., a tenant that accounts for at least 30% of the building's total rental revenue and has at least five years remaining on its lease). Parkway strives to purchase office buildings at initial unleveraged yields on its total investment in the range of 9% to 11% per annum. The Company defines initial unleveraged yield as net operating income divided by total investment (as previously defined), where net operating income represents budgeted cash operating income for the current year at current occupancy rates and at rental rates currently in place with no adjustments for anticipated expense savings, increases in rental rates, additional leasing or straight line rent. Leases that expire during the year are assumed to renew at market rates unless interviews with tenants during pre-purchase due diligence indicate a likelihood that a tenant will not renew. In markets where the Company self-manages its properties, NOI also includes the net management fee expected to be earned during the year.
The Company also generally seeks to acquire properties whose total investment per net rentable square foot is at least 25% below estimated replacement cost and whose current rental rates are at or below market rental rates. While the Company seeks to acquire properties which meet all of the acquisition criteria, specific property acquisitions are evaluated individually and may fail to meet one or more of the acquisition criteria at the date of purchase. Since January 1, 1997, the Company has acquired 30 office properties aggregating approximately 4.3 million net rentable square feet for a total investment of approximately $412.6 million, or approximately $96 per net rentable square foot.

     Parkway believes that its focus on its existing and targeted high growth markets in the Southeastern United States and Texas should provide further opportunities to enhance stockholder value. Parkway is presently focusing its resources on acquisitions in both its existing markets and several additional markets in the Southeastern United States, including central business districts and suburban markets. Parkway has targeted these markets based on positive economic indicators such as higher than average job growth and strong real estate market fundamentals such as increasing occupancy levels, strong net absorption and rising rental rates.

      Parkway's management team consists of experienced office property specialists with proven capabilities in office property
(i)  acquisition; (ii) ownership; (iii) management; (iv) leasing;
(v) financing; and (vi) re-positioning. The Company believes these capabilities will allow Parkway to continue to create office property value in all phases of the real estate cycle. Parkway's nine senior officers have an average of over 16 years of real estate industry experience, and have worked together at Parkway or its predecessors for an average of over ten years. Management has developed a highly service-oriented management culture and believes that its proactive leasing, property management and asset management activities will result in higher tenant retention and rental rates and will continue to translate into enhanced stockholder value.

Dispositions

      Since January 1, 1995, Parkway has also pursued a strategy of liquidating its non-office assets and office building investments outside its area of geographic focus, and using the proceeds from such sales to acquire office properties in the Southeastern United States and Texas. In accordance with this strategy, since January 1, 1995, Parkway has sold assets with a book value of approximately $41 million for approximately $62 million, resulting in an aggregate gain for financial reporting purposes of approximately $21 million. The book value of all remaining non-office building real estate assets and mortgage loans, all of which are for sale, was approximately $5.4 million as of December 31, 1997.

Administration

      The  Company  is  self administered and  self  managed  and
maintains   its   principal   executive   offices   in   Jackson,
Mississippi.   As  of  March  25,  1998,  the  Company  had   120
employees.

       The operations of the Company are conducted from approximately 8,000 square feet of office space located at 188 East Capitol Street, One Jackson Place Suite 1000, Jackson, Mississippi. The building is owned by Parkway and is leased by Parkway at market rental rates. The Company maintains a website at www.parkwayco.com.

Item 2.  Properties.

General

      The Company invests principally in office buildings in the Southeastern United States and Texas, but is not limited to any specific geographical region or property type. Including office building acquisitions made through March 25, 1998, the Company has 46 office buildings comprising approximately 6.3 million square feet of office space located in twelve states.

      Property acquisitions in 1997, 1996 and 1995 were funded through a variety of sources, including:

          Cash reserves and cash generated from operating activities,

       Sales of non-core assets, including real estate, mortgage loans and securities,

       Fixed rate, non-recourse mortgage financing at fully-amortizing terms ranging from 12 to 15 years,

       Assumption of existing fixed rate, non-recourse mortgages on properties purchased,

          Sales of Parkway common stock, and

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


      The following table sets forth certain information about office properties owned by the Company as of March 25, 1998 (in thousands, except square foot data):

                                                                 Estimated
                                                        Average   Average
                                            % of Total    Rent     Market  Percentage   Percentage
                                 Total Net     Net        Per     Rent Per   of Leases    Leased
                    Number of    Rentable    Rentable    Square    Square  Expiring       as of
Location           Properties   Square Feet Square Feet Foot(1)   Foot(2)  in 1998(3)    02/28/98
-------------------------------------------------------------------------------------------------
Houston, TX            11       1,624,000      25.9%      14.16    16.39     10.9%       98.6%
Jackson, MS             3         573,000       9.2%      17.29    18.16      6.6%       99.7%
Atlanta, GA             6         554,000       8.8%      16.11    18.15     11.4%       98.9%
Dallas, TX              4         534,000       8.5%      13.99    17.97      8.1%       94.0%
Knoxville, TN           2         514,000       8.2%      13.85    15.06     16.3%       89.4%
Memphis, TN             2         512,000       8.2%      16.87    17.41      6.8%       92.2%
Columbia, SC            1         297,000       4.7%      12.52    14.50      3.7%       97.4%
Chesapeake, VA          2         256,000       4.1%      14.58    16.08     19.9%       96.8%
Winston-Salem, NC       1         239,000       3.8%      18.67    19.00      3.1%       99.3%
Ft. Lauderdale, FL      2         215,000       3.4%      14.71    18.01      9.9%       95.3%
All Others             12         953,000      15.2%      15.00    16.55      9.7%       95.5%
                       --       ---------     ------      -----    -----     -----       -----
                       46       6,271,000     100.0%      15.07    16.90      9.9%       96.4%
                       ==       =========     ======      =====    =====     =====       =====

(1)Average rent per square foot is defined as the weighted average current gross rental rate including escalations for occupied office space in the building as of February 28, 1998.

(2)Estimated average market rent per square foot is based upon information obtained from (i) the Company's own experience in leasing space at the properties; (ii) leasing agents in the relevant markets with respect to quoted rental rates and completed leasing transactions for comparable properties in the relevant markets; and (iii) publicly available data with respect thereto. Estimated average market rent is weighted by the net rentable square feet expiring in each property.

(3)The percentage of leases expiring in 1998 represents the ratio of square feet under leases expiring in 1998 divided by total net rentable square feet.



 The following table sets forth scheduled lease expirations for properties owned as of March 25, 1998 for leases executed as of February 28, 1998, assuming no tenant exercises renewal options:

                                                                 Weighted
                                                                  Average      Weighted
                                                                 Expiring     Estimated
                                                                   Gross       Average
                            Net                                   Rental     Market Rent
                          Rentable     Percent     Annualized    Rate Per      Per Net
    Year of      Number    Square      of Total      Rental    Net Rentable    Rentable
     Lease         of       Feet     Net Rentable    Amount       Square        Square
  Expiration     Leases   Expiring   Square Feet   Expiring(1)    Foot(2)      Foot(3)
  -----------    ------- ---------   ------------  ----------- ------------  -----------
     1998         197     623,000        9.9%       8,642,000      13.88        16.50
     1999         185     999,000       15.9%      14,065,000      14.07        16.21
     2000         175     832,000       13.3%      12,947,000      15.56        17.52
     2001         109     818,000       13.1%      12,047,000      14.72        16.94
     2002          89     793,000       12.7%      11,926,000      15.03        16.80

(1)Annualized rental amount expiring is defined as net rentable square feet expiring multiplied by the weighted average expiring annual rental rate per net rentable square foot.

(2)Weighted average expiring gross rental rate is the weighted average rental rate including escalations for office space.

(3)Estimated average market rent is based upon information obtained from (i) the Company's own experience in leasing space at the properties: (ii) leasing agents in the relevant markets with respect to quoted rental rates and completed leasing transactions for comparable properties in the relevant markets; and (iii) publicly available data with respect thereto. Estimated average market rent is weighted by the net rentable square feet expiring in each property.
Tenants

     The office properties are leased to approximately 837 tenants, which engage in a wide variety of industries including banking, professional services (including legal, accounting, and consulting), energy, financial services and telecommunications. The following table sets forth information concerning the 10 largest tenants of the properties owned as of March 25, 1998 (in thousands, except square foot data):

                                         Annualized                               Lease
                               Square      Rental                              Expiration
           Tenant               Feet     Revenue(2)       Office Building         Date
----------------------------  ---------  ----------    ---------------------    ---------
Mtel                            184,559    $2,817              (1)                 (1)
Morgan Keegan                   159,910     3,048      Morgan Keegan Tower        09/07
GECO-PRAKLA (Schlumberger)      152,917     2,202      Schlumberger Building      01/02
Raytheon Engineers
  and Constructors, Inc.        147,075     2,024      Raytheon Building          12/05
Burlington Resources            107,646     1,440      400 North Belt              (3)
First Tennessee Bank            100,845     1,426      First Tennessee Plaza      09/04
DHL Airways                      98,649     1,540      One Commerce Green         10/04
American Medical Electronics     96,166     1,156      Courtyard at Arapaho       12/01
NationsBank                      93,786     1,121      NationsBank Tower          06/06
Premier Health Systems, Inc.     92,523     1,447      Charlotte Park             11/99
                              ---------   -------
                              1,234,076   $18,221
                              =========   =======

(1) Mobile Telecommunications Technologies Corporation (Mtel), a service provider in the telecommunications industry, occupies 154,640 net rentable square feet in Mtel Centre' which represents 59.2% of the total net rentable square feet of the building. This lease is non-cancelable, expires in July 2005 and includes a contractual rental increase in the 61st month of the lease term based on the corresponding increase in the Consumer Price Index since the inception of the lease. In addition, Mtel occupies 29,919 net rentable square feet in One Jackson Place, which represents 13.7% of the total net rentable square feet of the building, under a lease that expires in June 2002.

(2) Annualized Rental Revenue represents the gross rental rate (including escalations) per square foot as of February 28, 1998, multiplied by the number of square feet leased by the tenant.

(3) Net rentable square feet under multiple leases that expire as follows:

                                 12/06      86,096
                                 09/04       8,180
                                 09/02       7,172
                                 03/02       3,866
                                 08/00       2,332
                                           -------
                                           107,646
                                           =======
Non-Core Assets

       Since January 1, 1995, Parkway has pursued a strategy of liquidating its non-core assets and using the proceeds from such sales to acquire office properties. The Company defines non-core assets as all assets other than office properties which at December 31, 1997 consisted of land, mortgage loans and other real estate properties. In accordance with this strategy, Parkway sold non-core assets with a book value of approximately $23,135,000 for cash proceeds of approximately $37,147,000 during 1997 and 1996. Aggregate gains for financial reporting purposes from sales, write-downs and deferred gains recognized on non-core assets during 1997 and 1996 were $13,365,000. The book value of
all   remaining   non-office   building  real   estate   assets   and   mortgag
loans, all of which are for sale, was approximately $5,426,000 as of December 31, 1997. Of this amount, $4,309,000 represents undeveloped land with a carrying cost of approximately $50,000 annually.

Item 3.  Legal Proceedings.

       The   Company   and   its   subsidiaries  are,   from   time   to   time,
parties to litigation arising from the ordinary course of their business. Management of Parkway does not believe that any such
litigation    will    materially    effect    the    financial    position    or
operations of Parkway.


Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

                             PART II


Item    5.     Market    for    Registrant's   Common   Equity    and    Related
Stockholder Matters.

       Effective August 22, 1996, the Company's common stock ($.001 par value) was listed and began trading on the New York Stock
Exchange under the symbol "PKY". Prior to that date, the stock was traded in the over-the-counter market and was listed on the NASDAQ National Market System under the symbol "PKWY". The number of record holders of the Company's common stock at March 25, 1998, was 3,296.

       The   following   table   sets   forth,  for   the   periods   indicated,
the high and low last reported sales prices per share of the Company's common stock and the per share cash distributions paid by Parkway during each quarter.

                   Year Ended                *Year Ended
                December 31, 1997          December 31, 1996
             ------------------------   ------------------------
                              Distri-                    Distri-
Qtr. Ended     High     Low   butions     High     Low   butions
----------   -------- ------- -------   -------- ------- -------
March 31      $28.625 $23.875 $ .25     $16.672  $12.828  $.113
June 30        26.875  21.625   .25      17.00    14.75    .12
Sept. 30       34.188  26.375   .35      20.875   15.50    .14
Dec. 31        34.938  31.75    .35      26.00    20.375   .25
                              -----                       -----
                              $1.20                       $.623
                              =====                       =====

       *On   April   30,  1996,  the  Company  completed  a  3  for   2   common
stock   split,   effected   in   the  form  of   a   stock   dividend   of   one
share for every two shares outstanding. All per share information prior to the stock split has been restated to reflect the stock split.

     All   distributions   during   1997  and  1996   ($1.20   and   $.623   per
share,   respectively)   were   taxable   as   ordinary   income   for   federal
income tax purposes.
Item 6.  Selected Financial Data.

                          Twelve     Twelve    Twelve      Six     Twelve   Twelve
                           Months    Months    Months    Months    Months    Months
                           12/31/97  12/31/96  12/31/95  12/31/94  06/30/94  06/30/93
                           --------  --------  --------  --------  --------  --------
OPERATING DATA:
Revenues
  Rental income from
     office properties      $45,799   $18,840    $6,918    $2,483    $4,768    $4,361
  Other income                2,288     5,239     5,849     2,423     3,442     1,862

Expenses
  Operating expenses:
     Office properties       19,697     8,466     2,960       972     2,087     1,991
     Non-core assets            462     1,379     1,916       979     1,673     1,695
     Interest expense         5,581     3,526     2,230     1,078     2,392     2,487
     Depreciation &
       amortization           6,033     2,444     1,331       565     1,022       981
     Minority interest           59      (28)     (100)     (209)     (542)     (598)
  Interest expense              997       621       291       140         -         -     General &
admini-
     strative & other         3,674     3,758     3,185       932     1,072       941

Income (loss) before
  gains &
  discontinued
  operations                 11,584     3,913       954       449       506   (1,274)

Gain on sales
Gain on real estate
  mortgage loans,
  securities and real
  estate partnership          2,907    10,458    10,866       556       746     2,496
Gain on sale of
  discontinued
  operations                      -         -         -         -         -     1,030

Income before
  discontinued
  operations                 14,491    14,371    11,820     1,005     1,252     2,252

Discontinued operations           -         -         -         -        51       460

Net income                  $14,491   $14,371   $11,820    $1,005    $1,303    $2,712

PER SHARE DATA:
  Net income:
     Basic                    $2.05     $3.92     $4.24      $.43      $.67     $1.43
     Diluted                  $2.01     $3.81     $4.16      $.42      $.65     $1.40
  Book value (at end
     of period)              $25.06    $18.30    $24.51    $13.75    $13.71     $7.77
  Cash distributions:
     Declared                 $1.20      $.62      $.44      $.11      $.40      $.53
     Paid                     $1.20      $.62      $.44      $.21      $.43      $.53
  Weighted average
     shares outstanding:
       Basic                  7,078     3,662     2,787     2,316     1,950     1,890
       Diluted                7,214     3,776     2,844     2,372     2,003     1,944

BALANCE SHEET DATA:
  Office investments
     net of deprecia-
     tion                  $349,652  $122,802   $52,284   $24,801   $24,218   $23,817
  Total assets              368,592   147,035    88,043    61,062    59,735    55,850
  Mortgage notes
     payable                105,220    62,828    34,704    22,827    22,902    23,769
  Notes payable
     to banks                 6,473         -         -     4,154     3,631       940
  Total liabilities         123,851    69,127    38,832    28,824    28,006    28,667
  Stockholders'
    equity                  244,741    77,908    49,211    32,238    31,729    27,183

Note:  All amounts reflect the April 1996 stock split.
     Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operation.

Financial Condition

Comments    are    for   the   balance   sheet   dated   December    31,    1997
compared to the balance sheet dated December 31, 1996.

       In   1997,    Parkway   continued  the  application   of   its   strategy
of    aggressively   acquiring   office   properties   and   liquidating    non-
core assets. During the year ended December 31, 1997, the Company purchased 16 office properties, sold one office property located outside its geographical area of focus, and sold five non-core assets. Total assets increased $221,557,000 and office properties (before depreciation) increased $229,765,000 or 174%.

        Parkway's   direct   investment   in   office   buildings    and    land
held for development increased $226,850,000 net of depreciation to a carrying amount of $349,652,000 at December 31, 1997 and consisted of 31 properties. During the year ending December 31,
1997,    Parkway    purchased   16   office   properties    as    follows    (in
thousands):

                                             Purchase   Purchase
    Office Building            Location        Price      Date
------------------------    -------------    --------   --------
Forum II & III              Memphis, TN      $ 16,425   01/07/97
Ashford II                  Houston, TX         2,207   01/28/97
Courtyard at Arapaho        Dallas, TX         15,125   03/06/97
Charlotte Park Executive
  Center                    Charlotte, NC      14,350   03/18/97
Meridian Building           Atlanta, GA        10,500   03/31/97
Vestavia Centre             Birmingham, AL      4,650   04/04/97
Sugar Grove                 Houston, TX         7,730   05/01/97
Lakewood II(a)              Atlanta, GA        11,500   07/10/97
NationsBank Tower           Columbia, SC       20,600   07/31/97
Fairway Plaza               Dallas, TX          6,705   08/12/97
First Tennessee Plaza       Knoxville, TN      29,876   09/18/97
Morgan Keegan Tower         Memphis, TN        36,473   09/30/97
Hightower Centre            Atlanta, GA         6,700   10/01/97
First Little Rock Plaza     Little Rock, AR    10,200   11/07/97
Raytheon(b)                 Houston, TX        15,980   11/17/97
Greenbrier Towers           Chesapeake, VA     16,000   11/25/97
                                             --------
                                             $225,021
                                             ========

       (a)The   Company   assumed   a  $6,910,000   first   mortgage   with   an
8.08% interest rate as part of the purchase.

       (b)The   Company   assumed  at  $7,958,000   first   mortgage   with   an
8.125% interest rate as part of the purchase.

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

        During the year ending December 31, 1997, the Company capitalized building improvements and additional purchase expenses of $5,122,000 and recorded depreciation expense of $4,874,000 related to its office property portfolio.

        Parkway sold five non-core assets during the year that resulted in gains for financial reporting purposes of $3,317,000 and net proceeds of $7,906,000. The non-core assets sold were
162   acres   of  land  in  Katy,  Texas,  a  180-unit  apartment   complex   in
Winter   Park,   Florida,   20  acres  of  land  in   New   Orleans,   LA,   the
Plantation Village Retail Center in Lake Jackson, TX and the remaining assets owned by Golf Properties, Inc. In addition, land held for sale decreased due to a write-down of $500,000 taken to reflect current market prices, as evidenced by a signed contract with a third-party purchaser. At December 31, 1997, non-core assets other than mortgage loans totaled $4,309,000. The Company expects to continue its efforts to liquidate these assets.

       Notes   payable   to  banks  increased  $6,473,000   as   a   result   of
borrowings    of    $149,773,000   and   payments    of    $143,300,000    under
bank lines of credit.

        Mortgage notes payable increased $42,392,000 which includes the placement of $30,000,000 of non-recourse mortgage loans and
scheduled   principal   payments   of   $2,475,000   made   during   the    year
on existing notes payable without recourse. On November 12, 1997 the Company received funds totaling $15,000,000 from the placement of non-recourse mortgage financing on an office property located in Winston Salem, North Carolina. The loan is
fully   amortizing   over   a  15-year  period   at   a   rate   of   7.3%.   On
December 15, 1997, the Company received funds totaling $15,000,000 from the placement of non-recourse mortgage financing on an office property located in Knoxville, Tennessee. The loan is fully amortizing over a 15-year period at a rate of 7.17%. The Company expects to continue seeking fixed rate, non-recourse mortgage financing at terms ranging from ten to fifteen years on select office building investments as additional capital is needed. The Company plans to maintain a ratio of debt to total
market   capitalization   from   25%  to   40%   but   anticipates   that   this
ratio    may   exceed   40%   for   some   period   of   time   following    the
purchase of an asset pending the permanent financing of the purchase with equity and/or long term, fixed rate debt.

        Stockholders'   equity   increased   $166,833,000   during   the    year
ended   December   31,   1997  as  a  result  of  the  following   factors   (in
thousands):

                                      Increase (Decrease)
                                      -------------------
       Net income                          $ 14,491
       Dividend declared and paid            (8,769)
       Exercise of stock options                395
       Value of shares issued in
         lieu of cash director's fees            55
       Proceeds from shares issued
         in stock offerings                 160,661
                                           --------
                                           $166,833
                                           ========

        On January 22, 1997, the Company completed the sale of 1,750,000 shares of common stock at $27.00 per share under its
existing    shelf    registration    in   a    public    offering.     Effective
February 19, 1997, the Underwriters in this offering exercised the over-allotment option and purchased an additional 262,500 shares. Net proceeds to the Company of these sales were $51,221,000.

       On September 24, 1997, the Company completed the sale of 3,000,000 shares of common stock at $33.6875 per share under its existing shelf registration in a public offering. Effective October 6, 1996, the Underwriters in this offering exercised the over-allotment option and purchased an additional 450,000 shares. Net proceeds to the Company of these sales were $109,440,000.
RESULTS OF OPERATIONS

Comments   are   for  the  year  ended  December  31,  1997  compared   to   the
year ended December 31, 1996.

        Net income for the year ended December 31, 1997 was $14,491,000 ($2.05 per share) as compared to $14,371,000 ($3.92 per share) for the year ended December 31, 1996 and included $2,907,000 ($.41 per share) in net gains from the sale of non-
core   assets.    Net   income   for   the  year   ended   December   31,   1996
included $10,458,000 ($2.86 per share) in net gains from the sale of non-core assets.

       The primary reason for the increase in the Company's income before gains for 1997 as compared to 1996 is the reflection of the operations of the following office buildings subsequent to the date of purchase:

            Building                  Purchase Date
     -------------------------------  -------------
     One Park 10 Plaza                   03/07/96
     400 North Belt                      04/15/96
     Woodbranch                          04/15/96
     Cherokee Business Center            07/09/96
     8381 and 8391 Courthouse Road       07/09/96
     Falls Pointe                        08/09/96
     Roswell North                       08/09/96
     BB&T Financial Center               09/30/96
     Tensor                              10/31/96
     Forum II & III                      01/07/97
     Ashford II                          01/28/97
     Courtyard at Arapaho                03/06/97
     Charlotte Park Executive Center     03/18/97
     Meridian Building                   03/31/97
     Vestavia Centre                     04/04/97
     Sugar Grove                         05/01/97
     Lakewood II                         07/10/97
     NationsBank Tower                   07/31/97
     Fairway Plaza                       08/12/97
     First Tennessee Plaza               09/18/97
     Morgan Keegan Tower                 09/30/97
     Hightower Centre                    10/01/97
     First Little Rock Plaza             11/07/97
     Raytheon                            11/17/97
     Greenbrier Towers                   11/25/97












        Operations    of    office    building   properties    are    summarized
below (in thousands):

                                        Year Ended
                                       December 31
                                    -----------------
                                     1997      1996
                                    -------   -------

          Income.............       $45,799   $18,840
          Operating expense..       (19,697)   (8,466)
                                    -------   -------
                                     26,102    10,374
          Interest expense...        (5,581)   (3,526)
          Depreciation and
                 amortization.....        (6,033)   (2,444)
          Minority interest..           (59)       28
                                    -------   -------
          Net income.........       $14,429   $ 4,432
                                    =======   =======


       In addition to the direct investments in office properties, the Company owns the Wink Office Building in New Orleans, Louisiana through a 50% ownership in the Wink/Parkway Partnership. For the years ending December 31, 1997 and 1996, income of $46,000 and $49,000 was recorded on the equity method of accounting. At December 31, 1997, the carrying value of this investment totaled $323,000.

       The   effect   on   the  Company's  operations  related   to   the   BB&T
Financial    Center   included   in   the   operations   of   office   buildings
is as follows (in thousands):
                                     Year Ended
                                     December 31
                                   ---------------
                                    1997     1996 (1)
                                   ------   ------

          Revenue............      $4,478   $1,099
          Operating expenses.      (1,459)    (333)
          Interest expense...        (148)      -
Depreciation.......        (591)    (149)
                                   ------   ------
          Net income ........      $2,280   $  617
                                   ======   ======

        (1)   Operations   for   1996   includes   operations   from   September
30, 1996, the date of purchase, through December 31, 1996.









       Operations   of  other  real  estate  properties  held   for   sale   are
summarized below (in thousands):

                                   Year Ended
                                   December 31
                                -----------------
                                           1997   1996
                                 -------  -------
     Income from other real
       estate properties....     $   722  $ 1,773
     Real estate
       operating expenses...       (462)  (1,379)
                                 -------  -------
     Net income.............     $   260  $   394
                                 =======  =======

       The   Company   also   has   the   following   parcels   of   undeveloped
land held for sale at December 31, 1997 (dollars in thousands):

         Description         Location        Size     Book Value
     -------------------  ---------------  ---------  -----------
     Bullard Road         New Orleans, LA  60 acres     $2,921
     Sugar Land Triangle  Sugar Land, TX    7 acres        868
     Sugar Creek Center   Sugar Land, TX    4 acres        520
                                                        ------
                                                        $4,309
                                                        ======

       The   decrease   in   interest  income   on   mortgage   loans   is   due
primarily to sales of mortgage loans during 1996. In May 1996, the Company sold 157 mortgage loans. In December 1996, the
Company sold its only wrap mortgage loan with a principal balance of $16,529,000 and 8.58% interest rate and subsequently repaid
the   associated   wrap   debt   on   that   mortgage   loan,   accounting   for
the   decrease   in   interest   expense  on  wrap   mortgages.    On   December
31,   1997,   the   Company   sold   the  Plantation   Village   retail   center
for   $2,500,000   cash  and  a  note  receivable  of  $900,000   with   a   10%
interest rate. The note matures December 31, 2007 and payments are based on a 15-year amortization with a seven-year call. At December 31, 1997, the Company's investment in mortage loans included three mortgage loans totaling $1,117,000 with an average interest rate of 10%.



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

        Operations    of    office    building   properties    are    summarized
below (in thousands):
                                                Year Ended
                                                December 31
                                            -------------------
                                              1996       1995
                                                 --------   -----
---

     Income from real estate properties...$18,840    $ 6,918
     Real estate operating expense........(8,466)    (2,960)
                                            -------   -------
                                  10,374      3,958
     Interest expense on real estate
       properties.........................(3,526)    (2,204)
     Depreciation and amortization........(2,444)    (1,179)
     Minority interest....................28        100
                                            -------   -------
     Net income...........................  $ 4,432 $  675
                                            =======   =======

        The    Company's   operations   for   1996   and   1995   reflect    the
operations   of   the   following   office   buildings   subsequent    to    the
date purchased:

          Building                  Purchase Date
     ----------------------         -------------
     Mtel Centre'                     07/31/95
     IBM Building                     10/02/95
     Waterstone                       12/18/95
     One Park 10 Plaza                03/07/96
     400 North Belt                   04/15/96
     Woodbranch                       04/15/96
     Cherokee Business Center         07/09/96
     8381 and 8391 Courthouse Road    07/09/96
     Falls Pointe                     08/09/96
     Roswell North                    08/09/96
     BB&T Financial Center            09/30/96
     Tensor                           10/31/96

        In addition to the office properties owned directly, the Company owned the Wink Office Building in New Orleans, Louisiana through a 50% ownership in the Wink/Parkway Partnership. Income from the partnership of $49,000 and $47,000 was recorded on the equity method of accounting during the years ended December 31, 1996 and 1995, respectively.

       Operations   of  other  real  estate  properties  held   for   sale   are
summarized below (in thousands):

                                                Year Ended
                                                December 31
                                            -------------------
                                              1996       1995
                                            --------   --------

     Income from real estate properties..    $ 1,773   $ 2,023
     Real estate operating expense.......     (1,379)   (1,916)
                                             -------   -------
                                                 394       107
     Interest expense on real estate
       properties........................          -       (26)
     Depreciation and amortization.......          -      (152)
                                             -------   -------
     Net income (loss)...................    $   394   $   (71)
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

        At December 31, 1996, the Company owned two operating properties that were held for sale with a carrying value of
$3,675,000. These properties were as follow: 1) Club at Winter Park, an 180 unit apartment complex located in Winter Park, FL with a carrying value of $2,183,000 and 2) Plantation Village, a 57,000 square foot retail center located in Lake Jackson, TX with a carrying value of $1,492,000.





       The   Company   also   owned  the  following   parcels   of   undeveloped
land that were held for sale (in thousands):

        Description         Location        Size     Book Value
     ------------------  ---------------  ---------  ----------
     -
Bullard Road        New Orleans, LA   80 acres      $3,799
Sugar         Land  Sugar Land, TX     7 acres         868
Triangle
Sugar Creek Center  Sugar Land, TX     4 acres         520
Green-Busch Road    Houston, TX      162 acres         477
                                                    ------
                                                    $5,664
                                                    ======

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

      The increase in general and administrative expenses from $2,381,000 in 1995 to $3,013,000 in 1996 is primarily due to an increase in costs as a result of recent mergers and acquisitions and the cost associated with the Company's move to the New York Stock Exchange from the NASDAQ National Market System. Effective August 1996, the Company was listed on the New York Stock Exchange (NYSE). Included in general and administrative expenses is a one-time listing fee of $78,000. The EB, Inc. merger was effective April 27, 1995, therefore, general and administrative expenses of EB, Inc. for only eight months have been included in 1995 compared to twelve months of expenses included in 1996. Professional fees also increased as compared to 1995, reflecting primarily the $65,000 cost of conducting an odd-lot tender program to reduce the number of shareholders owning less than 100 shares of stock as a result of the mergers. The EB, Inc. merger, resulted in over 4,000 new shareholders for the Company which also contributed to a $92,000 increase in shareholder reporting expenses. Other increases in general and administrative expenses were the result of additional overhead to manage the Company's significant growth through property acquisitions during 1996 and 1995.





LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

      Cash and cash equivalents were $959,000 and $8,053,000 at December 31, 1997 and 1996, respectively. The Company generated $17,554,000 in cash flows from operating activities during the year ended December 31, 1997 compared to $7,370,000 for the same period of 1996, an increase primarily attributable to the significant increase in the number of office properties owned by the Company. The Company experienced significant investing activity during the year ending December 31, 1997 with a net of $210,933,000 being invested. In implementing its investment strategy, the Company used $211,874,000, not including closing costs and certain capitalized expenses, to purchase office properties and development land while receiving net cash proceeds from the sale of non-core assets and office properties of $9,330,000. The Company also spent $8,619,000 including closing costs and capital improvements at its office properties and non-core operating real estate properties. The Company received net proceeds of $51,221,000 from the sale of 2,012,500 shares of common stock during the first quarter of 1997 and net proceeds of $109,440,000 from the sale of 3,000,000 shares of common stock during the third quarter of 1997 and 450,000 shares in the fourth quarter of 1997. Cash dividends of $8,769,000 ($1.20 per share) were paid to shareholders and principal payments of $2,475,000 were  made  on  mortgage  notes payable during  the  year  ending
December 31, 1997.

Liquidity

      At December 31, 1997, the Company had $55,000,000 available on its acquisition line of credit and $ 8,527,000 available on its working capital line of credit with Deposit Guaranty National Bank in Jackson, Mississippi. The Company plans to continue actively pursuing the purchase of office building investments that meet the Company's investment criteria and intends to use these lines of credit, proceeds from the sale of non-core assets and cash balances to fund those acquisitions. At December 31, 1997, the lines of credit had an interest rate equal to the 90-day LIBOR rate plus 1.75% (adjusted quarterly), interest due monthly and annual commitment fees of .125%. In addition, both lines of credit had fees of .125% on the unused balances due quarterly. Prior to March 27, 1997, the interest rates on both lines of credit equaled the 90-day LIBOR rate plus 2.35% adjusted quarterly. The acquisition line of credit and the working capital line of credit mature June 30, 1998.

     At December 31, 1997, the Company had $105,220,000 of non-recourse fixed rate mortgage notes payable with an average interest rate of 7.81% secured by office properties and
$6,473,000 drawn under bank lines of credit. Based on the Company's total market capitalization of approximately $335,068,000 at December 31, 1997 (using the December 31, 1997 closing price of $34.3125 per share) the Company's debt represented approximately 25% of its total market capitalization. The Company plans to maintain a ratio of debt to total market capitalization from 25% to 40%, although such ratio may from time to time temporarily exceed 40%, especially when the Company has incurred significant amounts of short term debt in conection with property acquisitions.

     Subsequent to December 31, 1997, the Company purchased the Schlumberger Building (previously known as the Veritas Building) for $12,200,000. The Schlumberger Building is a 155,000 square foot building with 450 surface parking spaces. This purchase was funded with advances under existing lines of credit.

     On February 25, 1998, the Company purchased a 13-building portfolio totaling 1,470,000 net rentable square feet that included properties located in five of its primary markets and three new markets. The breakdown of the 13 building office portfolio by market is listed below:

                          Number of   Net Rentable  Percentage of
           Location       Properties  Square Feet     Portfolio
      ------------------  ----------  ------------  -------------
      Houston, TX               2        536,000        36.4%
      Dallas, TX                2        251,000        17.0%
      Ft. Lauderdale, FL        2        215,000        14.6%
      Richmond, VA              3        179,000        12.2%
      Knoxville, TN             1         89,000         6.2%
      Chesapeake, VA            1         82,000         5.6%
      Northern VA               1         72,000         4.9%
      Greenville, SC            1         46,000         3.1%
                               --      ---------       ------
      Total                    13      1,470,000       100.0%
                               ==      =========       ======

     The purchase price of this portfolio totaled $163,014,000 and was funded by advances on existing lines of credit, a $75,000,000 unsecured loan from NationsBank, NA and the proceeds of two stock offerings discussed in greater detail below. The NationsBank, NA facility requires the negative pledge of the 13 office properties purchased February 25, 1998, matures August 25, 1998, and has an interest rate of 7.025% until April 24, 1998. Thereafter the loan will have an interest rate of LIBOR plus 1.40%. In connection with the portfolio purchase, the Company increased its acquisition line from $55,000,000 to $85,000,000 effective February 25, 1998 and reduced the interest rate on both lines of credit from the 90-day LIBOR rate plus 1.75% to the 30-day LIBOR rate plus 1.40%. The lines of credit call for monthly interest payments, annual commitment fees of .35% and quarterly unused fees of .175%.

     The Company has committed a $97,000,000 fixed rate loan at 6.945% that amortizes over a 15-year term and matures ten years from the date the loan closes. This loan will be secured by the 13 properties acquired in the February 25, 1998 portfolio purchase and will be used to repay the NationsBank, NA loan of $75,000,000. The loan also contains a conversion feature that will give the Company an option to unsecure all or part of the loan upon receipt of an investment grade rating from two of the major rating agencies during the first 24 months of the loan.

      Subsequent to year end, the Company completed two stock transactions. On February 23, 1998, the Company completed the sale of 451,528 shares of common stock under its existing shelf registration to a unit investment trust with net proceeds to the Company of $14,231,000. On March 11, 1998, the Company completed the sale, through direct placement, of 855,900 shares of common stock to institutional investors with net proceeds to the Company of $26,948,000.

     The Company presently has plans to make capital improvements at its office properties in 1998 of approximately $15,000,000. These expenses include tenant improvements, capitalized acquisition costs and capitalized building improvements. Approximately $9,000,000 of these improvements relate to upgrades and improvements to properties acquired in 1996 and 1997 that were anticipated at the time of purchase. All such improvements are expected to be financed by cash flow from the properties and advances on bank lines of credit.

      In the routine management of its portfolio of office properties, the Company evaluates changes in market conditions that indicate an opportunity or need to sell properties within that market in order to maximize shareholder value. The Company also evaluates other factors, including its ability to purchase sufficient property in a market to justify the implementation of self management, the speculative development of new office properties within the market and the demand for office space within the market as evidenced by job growth and office space absorption in deciding whether or not a property should be sold. As a result of this evaluation, the Company has decided to attempt to sell its properties located in the Northern Virginia market. The Company has made numerous attempts to purchase sufficient property in the market to justify the implementation of self management but has been unsuccessful, as prices have risen to amounts that make it difficult or impossible to make purchases that meet the Company's buying criteria. There can be no assurance that the Company will be able to sell these properties or on what terms such sale would occur.

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

     The following table presents the Company's FFO for the years ended December 31, 1997 and 1996 (in thousands):


                                                 Year Ended
                                                  December
                                              -----------------
                                               1997      1996
                                              -------   -------

     Net income.............................  $14,491   $14,371
     Adjustments to derive
      funds from operations:
      Depreciation and amortization.........    6,033     2,444
      Minority interest depreciation........     (56)     (181)
      Equity in earnings....................(46)     (132)
      Distributions from
       unconsolidated subsidiaries..........       42      358
      Gain on real estate..................             (2,907)
(9,909)
      Gain on marketable securities.........        -     (549)
      Amortization of discounts,
       deferred gains and other.............      (1)      (23)
                                              -------   -------
      Funds from operations.................  $17,556   $ 6,379
                                              =======   =======


      NAREIT has recommended supplemental disclosure concerning certain capital expenditures, leasing costs and straight-line rents as shown below (in thousands):

                                               Year Ended
                                               December 31
                                            -----------------
                                              1997      1996
                                            -------   -------
     Straight-line rents..................   $  352  $  (243)
     Building improvements................      461       207
     Tenant improvements:
       New leases.........................494       326
       Lease renewals.....................1,742       528
     Leasing commissions:
       New leases.........................434        84
       Lease renewals.....................1,570         -
     Non-core asset improvements..........    27       304
     Leasing commissions amortized........391        70
     Upgrades on acquisitions anticipated
       at the date of purchase ...........1,902       588



Inflation

      In the last five years, inflation has not had a significant impact on the Company because of the relatively low inflation rate in the Company's geographic areas of operation. Most of the leases require the tenants to pay their pro rata share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in operating expenses resulting from inflation. In addition, the Company's leases typically have three to five year terms, which may enable the Company to replace existing leases with new leases at a higher base rent if rents on the existing leases are below the then-existing market rate.

Forward-Looking Statements

      In addition to historical information, certain sections of this Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those pertaining to the Company's capital resources, profitability and portfolio performance and estimates of market rental rates.
Forward-looking   statements   involve   numerous    risks    and
uncertainties.   The  following factors, among  others  discussed
herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: defaults or non-renewal of leases, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. The success of the Company also depends upon the trends of the economy, including interest rates, income tax laws, governmental
regulation,  legislation,  population  changes  and  those   risk
factors  discussed  elsewhere in this  Form  10-K.   Readers  are
cautioned   not   to  place  undue  reliance  on  forward-looking
statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update forward-looking statements.

Impact of Year 2000

The Company operates in a PC-based computer environment and maintains its accounting, property and internal control systems utilizing non proprietary software systems. The Company has contacted vendors of its significant software systems and received representations that all such software systems have been changed, or will be changed prior to June 30, 1999, to be year 2000 compliant. All major computer hardware that supports the Company's local area network and newly installed wide area network has been purchased within the past eighteen months and is known to be year 2000 compliant. The Company has formed a team of employees to evaluate the Company's building systems, such as heating, air conditioning, elevators, and security systems to determine year 2000 compliance. This evaluation has not been completed. The total year 2000 analysis cost is estimated to be immaterial to the Company's consolidated financial position and operations. Such costs will be expensed as incurred. To date, the Company has incurred and expensed immaterial amounts for assessment of the year 2000 issue.

Item 8.  Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements                Page

Report of Independent Auditors . . . . . . . . . . . . . . . .29
Consolidated Balance Sheets-
  as of December 31, 1997 and 1996 . . . . . . . . . . . . . .30
Consolidated Statements of Income-
  for the years ended December 31, 1997, 1996 and 1995 . . . .31
Consolidated Statements of Cash Flows-
  for the years ended December 31, 1997, 1996 and 1995 . . . .32
Consolidated Statements of Stockholders' Equity-
  for the years ended December 31, 1997, 1996 and 1995 . . . .34
Notes to Consolidated Financial Statements . . . . . . . . . .35
Schedule III - Real Estate and Accumulated Depreciation. . . .51
Notes to Schedule III - Real Estate and Accumulated
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . .55
REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Parkway Properties, Inc.

     We have audited the accompanying consolidated balance sheets of Parkway Properties, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audit also included the financial statement schedule listed in the index under Item
14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Parkway Properties, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.



                                      /s/ Ernst & Young LLP
                                      ---------------------------
                                      Ernst & Young LLP

Jackson, Mississippi
February 9, 1998,
  except for Note H,
  as to which the date
  is February 25, 1998
                     PARKWAY PROPERTIES, INC.
                   CONSOLIDATED BALANCE SHEETS
         (In thousands except share and per share data)

                                        December 31   December 31
                                            1997         1996
                                        ------------  -----------

 Assets
 Real estate related investments:
   Office buildings.......................$362,074   $132,309
   Land held for development..............   1,721          -
   Accumulated depreciation...............(14,143)     (9,507)
                                          --------   --------
                                           349,652    122,802
   Real estate held for sale:
     Land.................................   4,309      5,664
     Operating properties.................       -      3,675
     Other non-core real estate assets....       -        381
   Mortgage loans.........................   1,117        350
   Real estate partnership................     323        319
                                          --------   --------
                                           355,401    133,191
 Interest, rents receivable and other
   assets.................................  12,232      5,791
 Cash and cash equivalents................     959      8,053
                                          -------- --------
                                          $368,592   $147,035
                                          ======== ========


 Liabilities
 Notes payable to banks...................$  6,473   $      -
 Mortgage notes payable without recourse.. 105,220     62,828
 Accounts payable and other liabilities...  12,158      6,299
                                          ----------------
                                           123,851     69,127
                                          -------- --------



 Stockholders' Equity
 Common stock, $.001 par value, 70,000,000
   shares authorized and 9,765,176 and
   4,257,534 shares issued and outstanding
   in 1997 and 1996, respectively.........      10          4
 Additional paid-in capital............... 213,461     52,356
 Retained earnings........................  31,270     25,548
                                          --------   --------
                                           244,741     77,908
                                          --------   --------
                                          $368,592   $147,035
                                          ========   ========



         See notes to consolidated financial statements.
                    PARKWAY PROPERTIES, INC.
                CONSOLIDATED STATEMENTS OF INCOME
              (In thousands, except per share data)

                                      Year Ended December 31
                                 ------------------------------
                                    1997      1996       1995
                                 ---------  --------- ---------
Revenues
Income from office properties....  $45,799   $18,840   $ 6,918
Income from other real estate
 properties......................      722     1,773     2,023
Interest on mortgage loans.......       63     1,740     1,421
Management company income........      539       784     1,041
Interest on investments..........      373       500       167
Dividend income..................      388       118       601
Deferred gains and other income..      203       324       596
                                   -------  --------  --------
                                    48,087    24,079    12,767
                                   -------  --------  --------
Expenses
Office properties:
 Operating expense...............   19,697     8,466     2,960
 Interest expense:
  Contractual....................    5,486     3,467     2,204
  Amortization of loan costs.....       95        59         -
 Depreciation and amortization....   6,033     2,444     1,179
 Minority interest...............       59      (28)     (100)
Other real estate properties:
 Operating expense...............      462     1,379     1,916
 Interest expense................        -         -        26
 Depreciation and amortization...        -         -       152
Interest expense on bank notes:
 Contractual.....................      810       281       156
 Amortization of loan costs......      187        72
Interest expense on wrap mortgages       -       340       135
Management company expenses......      362       673       804
General and administrative.......    3,312     3,013     2,381
                                   -------  --------  --------
                                    36,503    20,166    11,813
                                   -------  --------  --------
Income before gains..............   11,584     3,913       954

Gain on sales
Gain on real estate held
 for sale and mortgage loans.....    2,907     9,909     6,552
Gain on securities...............        -       549     4,314
                                   -------   -------  --------
Net income.......................  $14,491   $14,371  $ 11,820
                                   =======   =======  ========
Net income per share:
  Basic..........................  $  2.05   $  3.92  $   4.24
                                   =======   =======  ========
  Diluted........................  $  2.01   $  3.81  $   4.16
                                   =======   =======  ========
Weighted average shares
  outstanding:
  Basic..........................    7,078     3,662     2,787
                                   =======   =======  ========
  Diluted........................    7,214     3,776     2,844
                                   =======   =======  ========
Dividends paid per share.........  $  1.20   $   .62  $    .44
                                   =======   =======  ========
         See notes to consolidated financial statements.
                    PARKWAY PROPERTIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)


                                      Year Ended December 31
                                   ----------------------------
                                   1997       1996       1995
                                   --------  --------  --------

Operating Activities
Net income.........................$ 14,491  $ 14,371  $ 11,820
Adjustments to reconcile net
  income to net cash provided by
  operating activities:
  Depreciation and amortization....   6,033     2,444     1,301
  Gain on real estate held for
    sale and mortgage loans........ (2,907)   (9,909)   (6,552)
  Gain on securities...............       -     (549)   (4,314)
  Equity in earnings and other.....     (5)       203         2
  Changes in operating assets
    and liabilities:
    Increase in receivables........ (5,017)   (1,467)     (370)
    Increase in accounts payable
      and accrued expenses.........   4,959     2,277       768
                                   --------  --------  --------
Cash provided by operating
  activities.......................  17,554     7,370     2,655
                                   --------  --------  --------
Investing Activities
Payments received on mortgage loans     230       400     3,038
Purchase of real estate securities.       -         -     (992)
Purchase of real estate related
  investments......................(213,863) (73,777)  (29,568)
Investment in unconsolidated
  subsidiary.......................       -     (325)         -
Purchase of mortgage loans.........       -     (600)   (1,420)
Proceeds from sale of real estate
  held for sale and mortgage loans. 9,330 24,983 8,789 Proceeds from sale of real estate
  securities.......................       -     2,834    20,100
Improvements to real estate related
  investments...................... (6,630)   (2,037)     (728)
Proceeds from merger of EB, Inc....       -         -     2,702
                                   --------  --------  --------
Cash provided by (used in)
investing activities...............(210,933) (48,522)     1,921
                                   --------  --------  --------










Financing Activities
Principal payments on mortgage
  notes payable.................... (2,475)   (6,727)   (4,559)
Proceeds from borrowings on
  mortgage notes payable...........  30,000    34,970    11,000
Proceeds from bank borrowings.......149,773    11,805    19,344
Principal payments on
  bank borrowings..................(143,300) (11,805)  (23,498)
Stock options exercised............     395       858       110
Dividends paid..................... (8,769)   (2,552)   (1,249)
Proceeds from sale of stock........ 160,661    16,612         -
                                   --------  --------  --------
Cash provided by financing
  activities....................... 186,285    43,161     1,148
                                   --------  --------  --------
Increase (decrease) in cash
 and cash equivalents.............. (7,094)     2,009     5,724

Cash and cash equivalents at
  beginning of year................   8,053     6,044       320
                                   --------  --------  --------
Cash and cash equivalents at
 end of year.......................$    959  $  8,053  $  6,044
                                   ========  ========  ========







         See notes to consolidated financial statements.

                    PARKWAY PROPERTIES, INC.
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (In thousands)



                                         Year Ended December 31
                                      ---------------------------
                                        1997      1996      1995
                                      --------  --------  -------
-

Common stock, $.001 par value
  Balance at beginning of year........ $     4  $ 2,008 $ 1,563
  Shares issued - EB, Inc. merger.....       -        -     429
  Shares issued - stock dividend......       -    1,006       -
  Shares issued - stock offerings.....       5    1,140       -
  Stock options exercised.............       1       37      16
  Reincorporation in Maryland.........       -  (4,187)       -
                                      -------- ----------------
  Balance at end of year..............      10        4   2,008
                                      -------- ----------------
Additional paid-in capital
  Balance at beginning of year........  52,356   32,882  26,847
  Shares issued - EB merger...........       -        -   5,941
  Shares issued - stock dividend......       -  (1,006)       -
  Shares issued - stock offerings..... 160,656   15,472       -
  Shares issued in lieu of cash
    director's fees...................      55        -       -
  Stock options exercised.............     394      821      94
  Reincorporation in Maryland.........       -    4,187       -
                                      -------- ----------------
  Balance at end of year.............. 213,461   52,356  32,882
                                      -------- ----------------
Retained Earnings
  Balance at beginning of year........  25,548   13,729   3,158
  Net income..........................  14,491   14,371  11,820
  Cash dividends declared and paid.... (8,769)  (2,552) (1,249)
                                      -------- ----------------
  Balance at end of year..............   31,270  25,548  13,729
                                      -------- ----------------
Unrealized Gain on Securities
  Balance at beginning of year........       -      592     670
  Unrealized gain on securities.......       -    (592)    (78)
                                      -------- ----------------
  Balance at end of year..............       -        -     592
                                      -------- ----------------
Total stockholders' equity............$244,741 $ 77,908$ 49,211
                                      ======== ================









         See notes to consolidated financial statements.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - Summary of Significant Accounting Policies

Principles of consolidation

      The  consolidated financial statements include the accounts of  Parkway Properties, Inc.("Parkway" or "the Company)  and  its
100%    owned   subsidiaries.    All   significant   intercompany
transactions and accounts have been eliminated.

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

Investments in unconsolidated subsidiaries

        The    Company    shares   voting    control    in    the
Wink/Parkway   Partnership  with  a  partner  and,   accordingly,
accounts   for  its  investment  using  the  equity   method   of
accounting.

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

      Real estate properties are carried at cost less accumulated depreciation. Cost includes the carrying amount of the Company's investment plus any additional consideration paid, liabilities assumed, costs of securing title (not to exceed fair market value in the aggregate) and improvements made subsequent to acquisition. Depreciation of buildings is computed using the straight-line method over their estimated useful lives of 40 years. Depreciation of tenant improvements including personal property is computed using the straight-line method over the term of the lease involved. Maintenance and repair expenses are charged to expense as incurred, while improvements are capitalized and depreciated in accordance with the useful lives outlined above. Geographically, the Company's properties are concentrated in the Southeastern United States and Texas.

      Revenue from real estate rentals is recognized and accrued as earned on a pro rata basis over the term of the lease.

       Management continually evaluates the Company's office buildings and the markets they have office properties in to ensure that these buildings continue to meet their investment criteria. During 1997 management implemented a self management strategy for the Company's office buildings which will require the Company to have minimum square footage in an area in order for the strategy to be cost effective. If the office properties no longer meet management's investment criteria or the management of the building is not cost effective, management may consider a sale of the office property. If such a sale becomes probable, the office property is classified as available for sale.

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

Net Income Per Common Share

      On April 30, 1996, the Company completed a 3 for 2 common stock split, effected in the form of a stock dividend of one share for every two shares outstanding. All per share data and share data has been adjusted retroactively for stock dividends and splits.

      In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share". SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements.

                                         Year Ended
                                         December 31
                                 ---------------------------
                                  1997      1996      1995
                                 -------   -------   -------

     Numerator:
       Basic and diluted net
         income                  $14,491   $14,371   $11,820

     Denominator:
       Basic weighted average
         shares                    7,078     3,662     2,787
       Effect of employee
         stock options and
         warrants                    136       114        57
       Diluted weighted
         average shares            7,214     3,776     2,844

New Accounting Pronouncements

     Effective for 1997, SFAS No. 129, "Disclosure of Information
about   Capital   Structure",  established  new   standards   for
disclosures  pertaining to an entity's capital  structure.   SFAS
No. 129 had no impact on the Company in 1997.

      Effective for 1998, SFAS No. 130, "Reporting Comprehensive Income", requires that items required to be recognized as components of comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements. Management does not expect SFAS No. 130 to have a significant impact on the Company in 1998.

      Effective for 1998, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires that a public company report financial and descriptive information about its reportable operating segments. Management does not expect SFAS No. 131 to have a significant impact on the Company in 1998.

Reclassifications

      Certain reclassifications have been made in the 1996 and 1995 financial statements to conform to the 1997 classifications.

NOTE B - Investment in Office Properties

     At December 31, 1997, Parkway owned or had a direct interest in 31 office properties located in 10 states with an aggregate of 4,614,000 square feet of leasable space. During the year ended December 31, 1997, the Company purchased 16 office properties as follows:


                                   Number

     Property (1)      Investment
                                     Of
   Market Location        Cost   Properties
                                 Properties
--------------------   ---------- --------
                          ---
Houston, TX (1)        $ 25,917      3

Dallas, TX               21,830      2

Atlanta, GA (2)          28,700      3

Charlotte, NC            14,350      1

Memphis, TN              52,898      2

Knoxville, TN            29,876      1

Columbia, SC             20,600      1

Chesapeake, VA           16,000      1

Little Rock, AR          10,200      1

Other                     4,650      1
                       --------    -----
Total 1997 Purchases   $225,021     16
                       ========    =====


          (1)The Company assumed a $7,958,000 first mortgage on one property with an 8.125% interest rate as part of the purchase.

          (2)The Company assumed a $6,910,000 first mortgage on one property with an 8.08% interest rate as part of the purchase.

      In  connection  with  the Charlotte Park  Executive  Center purchase,  the Company also purchased 17.64 acres of  development
land  in  the  same  office  park for  $1,721,000.   The  Company
currently has no plans to begin development on the site.



     The unaudited pro forma effect on the Company's results of operations of the 1997 purchases as if the purchases had occurred on January 1, 1996 is as follows (in thousands):

                                               Year Ended
                                                December 31
                                            -------------------
                                              1997       1996
                                            --------   --------

          Revenues                          $20,097   $35,958
          Net income                        $ 8,265   $13,705
          Basic earnings per share          $  1.17   $  3.74
          Diluted earnings per share        $  1.15   $  3.63

     Pro-forma results do not proport to be indicative of actual results had the purchases been made at January 1, 1996 or the results that may occur in the future.

     In addition to the 31 properties owned directly, the Company also owns a 50% interest in one office property in New Orleans, Louisiana through an investment in a real estate partnership.
The building is 32,325 net rentable square feet and 100% of the building is leased and occupied by the other 50% partner, an unrelated party. The carrying amount of the partnership interest at December 31, 1997 and 1996 was $323,000 and $319,000
respectively.

       The   following   is  a  schedule  by   year   of   future
approximate  minimum  rental receipts under noncancelable  leases
for   office  buildings  owned  as  of  December  31,  1997   (in
thousands):

                         1998      $ 61,328
                         1999        56,738
                         2000        46,731
                         2001        39,886
                         2002        31,451
                     Subsequently    69,776
                                   --------
                                   $305,910
                                   ========

NOTE C - Non-Core Assets

      At December 31, 1997, Parkway's investment in non-core assets consisted of the following (in thousands):

      Size            Location        Book Value
--------------    ---------------     ----------
11 acres          Sugar Land, TX         $ 1,388
60 acres          New Orleans, LA          2,921
Mortgage Loans    Texas                    1,117
                                         -------
                                         $ 5,426
                                         =======

     There were three mortgage loans outstanding at December 31, 1997 secured by land, residential real estate and a retail center.




NOTE D - Notes Payable

Notes payable to banks

      At December 31, 1997, the Company had a $55,000,000 acquisition line of credit and a $15,000,000 working capital line of credit with Deposit Guaranty National Bank in Jackson,
Mississippi.   At December 31, 1997, the lines of credit  had  an
interest rate equal to the 90-day LIBOR rate plus 1.75% (adjusted quarterly), interest due monthly and annual commitment fees of
 .125%.   In addition, both lines of credit have fees of .125%  on
the unused balances due quarterly. Effective February 25, 1998, the acquisition line of credit was increased to $85,000,000 and the interest rate on both lines was decreased to a rate equal to the 30-day LIBOR rate plus 1.40% adjusted quarterly. The lines of credit call for monthly interest payments, annual commitment fees of .35% and quarterly unused fees of .175%. The interest rate on the note was 7.5313% as of December 31, 1997 and 7.032% as of March 25, 1998. The acquisition line of credit and the working capital line of credit mature June 30, 1998.
Mortgage notes payable without recourse

      A summary of mortgage notes payable at December 31, 1997, which are non-recourse to the Company, is as follows (in thousands):

                                                            Carrying      Note Balance
                                                             Amount     ----------------
          Office            Interest    Monthly Maturity       of          December 31
         Building             Rate      Payment   Date     Collateral     1997     1996
--------------------------- ---------   ------- ---------  -----------   -------  -------
One Jackson Place            7.850%      $152     11/10      $18,872     $17,501  $17,934

BB&T Financial Center        7.300%       137     10/12       23,869      15,000        -

First Tennessee Plaza        7.170%       136     12/12       30,064      15,000        -

Mtel Centre'                 7.750%       118     01/08       13,394       9,796   10,422

Raytheon                     8.125%        89     09/08       15,998       7,923        -

Lakewood II                  8.080%        66     08/06       11,406       6,809        -

400 North Belt               8.250%        65     08/11       10,534       6,386    6,634

Falls Pointe                 8.375%        63     01/12        8,973       6,225    6,450

Waterstone                   8.000%        54     07/11        8,001       5,311    5,521

One Park 10 Plaza            8.350%        46     08/11        6,933       4,448    4,620

IBM Building                 7.700%        45     03/11        6,784       4,465    4,653

Roswell North                8.375%        33     01/12        4,769       3,281    3,400

Woodbranch                   8.250%        32     08/11         4,012      3,075    3,194
                                                              -------   --------  -------
                                                             $163,609   $105,220  $62,828
                                                              =======   ========  =======

       The   aggregate   annual  maturities  of  notes   payable   at   December
31, 1997 are as follows (in thousands):

                     1998            $  4,381
                     1999               4,736
                     2000               5,120
                     2001               5,535
                     2002               5,984
                 Subsequently          79,464
                                     --------
                                     $105,220
                                     ========


NOTE E - Income Taxes

        The    tax    effects    of    significant    items    comprising    the
Company's net deferred tax asset are as follows (in thousands):

                                         December 31
                                 ---------------------------
                                  19971996      1995
                                 -------   -------   -------
     Deferred tax assets:
     Differences in book and
       tax basis of assets...     $2,404$   675   $ 1,613
     Operating loss
       carryforwards.........     3,435   3,527        3,180
                                 -------   -------   -------
                                   5,839     4,202     4,793
     Valuation allowance.....    (5,839)   (4,202)   (4,793)
                                 -------   --------------
     Net deferred tax asset..          -   $     -   $     -
                              =======      =======   =======

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

        The net increase in the total valuation allowance for the year ended December 31, 1997 was $1,637,000 and relates primarily to differences in book and tax basis of real
estate.    At   December   31,   1997   and   1996,   the   net   deferred   tax
asset is entirely offset by a valuation allowance because realization of the net deferred tax asset is not assured.













        The following is a reconciliation between the amount reported for income taxes and the amount computed by multiplying income before income tax by the statutory federal tax rate (in thousands):

                                Year Ended December 31
                                 ---------------------------
                                  1997      1996      1995
                                 -------   -------   -------
     Taxes at statutory rate..      $915   $ 4,921   $ 4,066
     Operating loss carry
       forwards...............     (915)   (4,876)   (3,993)
     Other....................                (45)      (73)
     Federal alternative
       minimum tax............         -         -        70
     State income tax expense.         -       103        12
                                 -------   -------   -------
     Income tax expense.......         -   $   103   $    82
                                 =======   =======   =======

       At   December   31,   1997,   the  Company   has   net   operating   loss
("NOL") carryforwards for federal income tax purposes of approximately $17,850,000 which expire at various dates through 2011. These carryforwards are limited to a maximum of approximately $2,700,000 in any given year, subject to increases for built-in gains recognized.

       The Company has qualified under Sections 856 - 860 of the Internal Revenue Code, as a Real Estate Investment Trust, ("REIT") effective January 1, 1997. In anticipation of converting to a REIT, the Company reincorporated in Maryland during 1996. If the Company distributes to its shareholders at least 95% of its REIT taxable income, it generally will not be
subject   to   federal   corporate  income  tax   on   that   portion   of   its
ordinary   income   or   capital  gain  that  is  timely  distributed   to   its
shareholders. The Company will utilize the NOL carryforwards as a REIT to the extent that it has taxable income prior to the carryforward expiration dates, subject to the limitation as described above. The Company intends to continue to qualify as a
REIT, although the Company will be subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at the prevailing corporate rates and would be ineligible to requalify as a REIT for four years.

        In    January   1998,   the   Company   completed   its   reorganization
into an umbrella partnership REIT ("UPREIT") structure under which substantially all of the Company's office building real estate assets are owned by an operating partnership, Parkway
Properties LP (the "Operating Partnership"). The Company anticipates that the UPREIT structure will enable it to pursue new investment opportunities by having the ability to offer units in the Operating Partnership to property owners in exchange for
office    properties   in   transactions   that   may   have   preferable    tax
characteristics.      Presently,    all    interests    in     the     Operating
Partnership     are    owned    by    the    Company    and    a    wholly-owned
subsidiary.







NOTE F - Stock Option Plans

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

       The   1994   Stock  Option  Plan  provides  for  the   issuance   of   an
aggregate of 225,000 Parkway shares ("Shares") to employees or officers of the Company and its subsidiaries upon the exercise of options and upon incentive grants pursuant to the Stock Option Plan. On July 1 of each year, the number of Shares available for grant shall automatically increase by one percent (1%) of the Shares outstanding on such date, provided that the number of
Shares available for grant shall never exceed 12.5% of the Shares outstanding. In accordance with these provisions, the shares available for grant increased 100,002 and 41,689 in 1997 and 1996, respectively. Under the 1991 Directors Stock Option Plan, as amended, options for up to 250,000 shares may be granted to non-employee directors. Both plans have ten-year terms.

       Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under
the   fair   value   method   of   that   Statement.    The   fair   value   for
these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995: risk-free interest of 6.0%; dividend yield of 5%; volatility factor of the expected market price of the Company's common stock of .427, .493, and .583, respectively; and a weighted-average expected life of the options of 3 years for the 1994 Stock Option Plan and 5 years for the
1991 Directors Stock Option Plan. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective
input   assumptions   can   materially   affect   the   fair   value   estimate,
in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted average fair value of options granted during 1997, 1996 and 1995 was $6.80, $4.52 and $4.39, respectively.

       For purposes of pro forma disclosures, the estimated fair value of the options granted in 1997, 1996 and 1995 is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share information):


                                      Year Ended December 31
                                   -----------------------------
                                     1997      1996      1995
                                   --------  --------  --------
   Pro forma net income            $ 14,152  $ 14,087  $ 11,578
   Pro forma net income per share:
     Basic........................ $   2.00  $   3.85  $   4.15
     Diluted...................... $   1.96  $   3.73  $   4.07





     A summary of the Company's stock option activity and related information is as follows:


                                               1991 Directors
                      1994 Stock Option            Stock
                            Plan                Option Plan
                      -----------------      -----------------
                               Weighted               Weighted
                                Average                Average
                       Shares    Price        Shares    Price
                      -----------------      -----------------
Outstanding at
   January 1, 1995    205,875   $  9.92          85,500   $  6.36
   Granted             55,010     13.29          27,750     10.21
   Exercised          (11,613)     9.19         (21,000)     5.81
   Forfeited           (6,000)     9.19               -         -
                     --------   -------         -------   -------
Outstanding at
   December 31, 1995  243,272     10.73          92,250      7.64
   Granted             44,291     18.80          13,500     16.00
   Exercised         (105,563)    10.00         (27,750)     8.12
   Forfeited           (6,562)    13.14               -         -
                     --------   -------         -------   -------
Outstanding at
   December 31, 1996  175,438     13.12          78,000      8.92
                     --------   -------         -------   -------
   Granted             65,450     26.63          25,500     25.88
   Exercised          (29,990)    10.69         (15,750)     9.42
   Forfeited           (1,850)    22.22               -         -
                     --------   -------         -------   -------
Outstanding at
   December 31, 1997  209,048   $ 17.62          87,750   $ 13.76
                     ========   =======         =======   =======

     Following is a summary of the status of options outstanding at December 31, 1997:

                     Outstanding Options         Exercisable Options
                  ----------------------------  -------------------
                           Weighted-
                            Average   Weighted            Weighted-
                           Remaining   Average             Average
 Exercise Price            Contract-  Exercise            Exercise
      Range        Number  ual Life     Price    Number     Price
-----------------  ------- ---------  ---------  ------- -----------
1994 Stock Option Plan

  $ 9.19-$12.22     67,873 6.7 years   $ 10.51    67,873   $ 10.51
  $12.67-$15.75     36,508 7.9 years   $ 13.33    36,508   $ 13.33
  $21.00-$25.63     40,317 8.5 years   $ 19.10    19,293   $ 19.25
     $26.63         64,350 9.4 years   $ 26.63         -         -

1991 Directors Stock Option Plan

     $  4.00        15,000 3.7 years   $  4.00    15,000   $  4.00
  $8.00-$10.17      37,500 7.0 years   $  9.23    37,500   $  9.23
     $ 16.00        11,250 8.5 years   $ 16.00    11,250   $ 16.00
     $ 25.88        24,000 9.4 years   $ 25.88    24,000   $ 25.88






NOTE G - Other Matters

      The Company issued 576,000 shares of its Class A Preferred Stock, $.001 par value per share ("Preferred Stock"), and in turn exchanged 576,000 shares of its Common Stock for the Preferred Stock outstanding during 1996. The Company paid a dividend of $138,000, or $.24 per share, on the Preferred Stock in the third quarter of 1996. The net proceeds from the sale of the Preferred Stock and the dividend paid are included in the shares issued-stock offerings and cash dividends, respectively, in the accompanying consolidated statements of stockholders' equity.

Supplemental Profit and Loss Information

      Included in operating expenses are taxes, principally property taxes, of $4,505,000, $2,169,000 and $1,301,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Supplemental Cash Flow Information


                                      Year Ended December 31
                                  -------------------------------
                                    1997       1996       1995
                                  ---------  ---------  ---------
                                           (In thousands)
Assumption of mortgage notes
  payable in connection with
  purchase of properties...........$ 14,868 $     -     $     -
Loans to facilitate
  sales of real estate and
  real estate securities...........     900     350      410
Loan foreclosures
  added to real estate
  held for sale....................       -      80         443
Interest paid......................   5,747   3,468    2,341
Income taxes paid..................       -      22          77


Litigation

      The Company is not presently engaged in any litigation other than ordinary routine litigation incidental to its business. Management believes such litigation will not materially affect the financial position, operations or liquidity of the Company.

Accounts Payable and Other Liabilities

                                               December 31
                                            -----------------
                                             1997       1996
                                            ------     ------
                                             (In thousands)
     Accrued expenses,
       other than property taxes....         5,155     $2,068
     Accrued property taxes.........         3,311      1,999
     Accounts payable...............           413      1,402
     Security deposits..............         2,185        636
     Deferred gains.................         1,094        194
                                           -------     ------
                                           $12,158     $6,299
                                           =======     ======



Interest, Rents Receivable and Other Assets

                                               December 31
                                           ------------------
                                            1997        1996
                                           -------     ------
                                             (In thousands)

     Cash receivables....................  $ 6,512     $2,255
     Escrow deposits of taxes............    1,486        959
     Unamortized loan costs..............    1,184        891
     Unamortized lease costs.............    2,180        530
     Prepaid items.......................      207        874
     Straight line rent receivable.......      571        219
     Security deposits...................       92         63
                                           -------     ------
                                           $12,232     $5,791
                                           =======     ======

NOTE H - Subsequent Events

     Subsequent to December 31, 1997, the Company purchased the Schlumberger Building (previously known as the Veritas Building) for $12,200,000. The Schlumberger Building is a 155,000 square foot building with 450 surface parking spaces. This purchase was funded with advances under existing lines of credit.

     On February 25, 1998, the Company purchased a 13-building portfolio totaling 1,470,000 net rentable square feet that included properties located in five of its primary markets and three new markets. The breakdown of the 13 building office portfolio by market is listed below:

                          Number of   Net Rentable  Percentage of
           Location       Properties  Square Feet     Portfolio
      ------------------  ----------  ------------  -------------
      Houston, TX               2        536,000        36.4%
      Dallas, TX                2        251,000        17.0%
      Ft. Lauderdale, FL        2        215,000        14.6%
      Richmond, VA              3        179,000        12.2%
      Knoxville, TN             1         89,000         6.2%
      Chesapeake, VA            1         82,000         5.6%
      Northern VA               1         72,000         4.9%
      Greenville, SC            1         46,000         3.1%
                               --      ---------       ------
      Total                    13      1,470,000       100.0%
                               ==      =========       ======

     The purchase price of this portfolio totaled $163,014,000 and was funded by advances on existing lines of credit, a $75,000,000 unsecured loan from NationsBank, NA and the proceeds of two stock offerings discussed in greater detail below. The NationsBank, NA facility requires the negative pledge of the 13 office properties purchased February 25, 1998, matures August 25, 1998, and has an interest rate of 7.025% until April 24, 1998. Thereafter the loan will have an interest rate of LIBOR plus 1.40%. In connection with the portfolio purchase, the Company increased its acquisition line from $55,000,000 to $85,000,000 effective February 25, 1998 and reduced the interest rate on both lines of credit from LIBOR plus 1.75% to LIBOR plus 1.40%. The lines of credit call for monthly interest payments, annual commitment fees of .35% and quarterly unused fees of .175%.

     The Company has committed a $97,000,000 fixed rate loan at 6.945% that amortizes over a 15-year term and matures ten years from the date the loan closes. This loan will be secured by the 13 properties acquired in the February 25, 1998 portfolio purchase and will be partially used to repay the NationsBank, NA loan of $75,000,000. The loan will also contain a conversion feature that will give the Company an option to unsecure all or part of the loan upon receipt of an investment grade rating from two of the major rating agencies during the first 24 months of the loan.

     The pro form effect on the Company's results of operations of the portfolio purchase as if the purchase had occurred on January 1, 1997 is as follows (in thousands):

          Revenues               $20,543
          Net income              $7,767
          Basic EPS                $1.10
          Diluted EPS              $1.08

      Pro-forma results do not proport to be indicative of actual results had the purchases been made at January 1, 1997 or the results that may occur in the future.

      Subsequent to year-end, the Company has completed two stock transactions. On February 23, 1998, the Company completed the sale of 451,528 shares of common stock to a unit investment trust under its existing shelf registration with net proceeds to the Company of $14,231,000. On March 11, 1998, the Company completed the sale of common stock through the direct placement of 855,900 shares of common stock in a public offering with net proceeds to the Company of $26,948,000.

NOTE I - Fair Values of Financial Instruments

Cash and cash equivalents

       The   carrying  amounts  for  cash  and  cash  equivalents
approximated fair value at December 31, 1997 and 1996.

Mortgage loans

      The fair values for mortgage loans are estimated based on net realizable value and discounted cash flow analyses, using interest rates currently being offered on loans with similar terms to borrowers of similar credit quality. The aggregate fair value of the mortgage loans at December 31, 1997 was $1,290,000 as compared to its carrying amount of $1,117,000. The aggregate fair value of the mortgage loans at December 31, 1996, was $622,000 as compared to its carrying amount of $350,000.

      The fair value of the mortgage notes payable without recourse are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The aggregate fair value of the mortgage notes payable without recourse at December 31, 1997 was $108,971,000 as compared to its carrying amount of $105,220,000. The aggregate fair value of the mortgage notes payable without recourse at December 31, 1996 was $63,496,000 as compared to its carrying amount of $62,828,000.
NOTE J - Selected Quarterly Financial Data (Unaudited):

     Summarized  quarterly financial data  for  the  years  ended
December 31, 1997 and 1996 are as follows (in thousands, except per share data):

                                             1997
                           ---------------------------------------
                             First     Second    Third     Fourth
                           ------------------- --------- ---------
Revenues
(other than gains)........   $ 8,906   $10,404    $12,424    $16,353
Expenses..................    (6,868)   (7,796)    (9,736)   (12,103)
Gain (loss)on real estate
  and mortgage loans......     1,506        68       (483)     1,816
                             -------   -------    -------    -------
Net income................   $ 3,544   $ 2,676    $ 2,205    $ 6,066
                             =======   =======    =======    =======
Basic per share data:
  Net income..............   $   .62   $   .43    $   .34    $   .62
  Weighted average shares
    outstanding...........     5,718     6,288      6,532      9,736

Diluted per share data:
  Net income..............   $   .61   $   .42    $   .33    $   .61
  Weighted average shares
    outstanding...........     5,848     6,405      6,675      9,891

Dividends paid............   $   .25   $   .25    $   .35    $   .35




                                             1996
                           ---------------------------------------
                             First     Second    Third     Fourth
                           ------------------- --------- ---------
Revenues
(other than gains)........   $ 4,534   $ 5,507    $ 6,291    $ 7,747
Expenses..................    (3,750)   (4,663)    (5,265)    (6,488)
Gain on real estate and
  mortgage loans..........       193     5,507        163      4,046
Gain (loss) on sale of
  securities..............      (190)       62        432        245
                             -------   -------    -------    -------
Net income................   $   787   $ 6,413    $ 1,621    $ 5,550
                             =======   =======    =======    =======

Basic per share data(1):
  Net income..............   $   .26   $  2.00    $   .39    $  1.31
  Weighted average shares
    outstanding...........     3,012     3,213      4,193      4,222

Diluted per share data(1):
  Net income..............   $   .25   $  1.93    $   .38    $  1.27
  Weighted average shares
    outstanding...........     3,102     3,324      4,310      4,361

Dividends paid............   $   .113  $   .12    $   .14    $   .25

(1) As adjusted for stock split.

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                             Initial Cost to the
                                                   Company
                                                     Building and    Capitalized
Description                   Encumbrances   Land    Improvements       Costs

Real Estate Properties:
Office Buildings:
 One Jackson Place - MS             $17,501  $1,799        $19,730         $4,499
 MTEL Centre'- MS                     9,796   1,360         12,430            399
 IBM Building - MS                    4,465   1,169          5,337            637
 Waterstone - GA                      5,311     859          7,207            324
 Falls Pointe - GA                    6,225   1,431          7,659            159
 Roswell North - GA                   3,281     594          4,072            255
 Meridian - GA                            -     994          9,547             79
 Lakewood - GA                        6,809     617         10,923              3
 Hightower - GA                           -     530          6,200              1
 One Park Ten - TX                    4,448     606          6,149            504
 400 Northbelt - TX                   6,386     419          9,655            936
 Woodbranch - TX                      3,075     303          3,805             87
 Tensor - TX                              -     273          2,567             86
 West Office - TX                         -      52            378             39
 Ashford II - TX                          -     163          2,076             75
 Courtyard @ Arapaho - TX                 -   1,450         13,736            146
 Sugar Grove - TX                         -     364          7,385            498
 Fairway Plaza - TX                       -   2,268          4,467              8
 Raytheon - TX                        7,923     856         15,171              3
 BB&T - NC                           15,000   1,018         23,540             47
 Charlotte Park - NC                      -   1,400         12,911            132
 NationsBank - TN                         -     316         20,350              -
 Forum II & III - TN                      -   2,634         13,886            328
 First Tennessee Plaza -  TN         15,000     457         29,490            302
 Morgan Keegan Tower - TN                 -       -         36,549              -
 Vestavia - AL                            -     729          3,956             80
 First Little Rock - AR                   -     966          9,300              -
 Cherokee - VA                            -     158          3,366             51
 Courthouse - VA                          -     553          7,059            227


 Greenbrier - VA                          -   1,157         14,843             38
 Corporate Square West - IN               -     741          1,727            424
                                    105,220  26,236        325,471         10,367

Land Held For


     Development:
 Charlotte Park - NC                      -   1,721              -              -


Total Real Estate Owned            $105,220  27,957        325,471         10,367

       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                                DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                  Gross Amount at Which
                               Carried at Close of Period
                                     Building and            Accumulated     Year        Year
Description                   Land   Improvements   Total(1) Depreciation   Acquired  Constructed


Real Estate Properties:
Office Buildings:
 One Jackson Place - MS        1,799        24,229    26,028      (7,156)       1986         1986
 MTEL Centre'- MS              1,360        12,829    14,189        (795)       1995      (2)1987
 IBM Building - MS             1,169         5,974     7,143        (359)       1995         1986

 Waterstone - GA                 859         7,531     8,390        (389)       1995         1987

 Falls Pointe - GA             1,431         7,818     9,249        (276)       1996         1990
 Roswell North - GA              594         4,327     4,921        (152)       1996         1986
 Meridian - GA                   994         9,626    10,620        (180)       1997         1985
 Lakewood - GA                   617        10,926    11,543        (137)       1997         1986
 Hightower - GA                  530         6,201     6,731         (39)       1997         1983
 One Park Ten - TX               606         6,653     7,259        (326)       1996         1982
 400 Northbelt - TX              419        10,591    11,010        (476)       1996         1982
 Woodbranch - TX                 303         3,892     4,195        (183)       1996         1982
 Tensor - TX                     273         2,653     2,926         (82)       1996         1983
 West Office - TX                 52           417       469         (50)       1994         1986
 Ashford II - TX                 163         2,151     2,314         (48)       1997         1977
 Courtyard @ Arapaho - TX      1,450        13,882    15,332        (286)       1997         1986
 Sugar Grove - TX                364         7,883     8,247        (127)       1997         1982
 Fairway Plaza - TX            2,268         4,475     6,743         (47)       1997         1980
 Raytheon - TX                   856        15,174    16,030         (32)       1997         1983
 BB&T - NC                     1,018        23,587    24,605        (736)       1996         1988
 Charlotte Park - NC           1,400        13,043    14,443        (254)       1997   1982/84/86
 NationsBank - TN                316        20,350    20,666        (212)       1997         1973
 Forum II & III - TN           2,634        14,214    16,848        (359)       1997         1985
 First Tennessee Plaza - TN      457        29,792    30,249        (185)       1997         1978
 Morgan Keegan Tower - TN          -        36,549    36,549        (229)       1997         1985
 Vestavia - AL                   729         4,036     4,765         (72)       1997         1988



 First Little Rock - AR          966         9,300   10,266          (39)       1997         1986
 Cherokee - VA                   158         3,417    3,575         (136)       1996         1985
 Courthouse - VA                 553         7,286    7,839         (283)       1996         1984
 Greenbrier - VA               1,157        14,881   16,038          (31)       1997      1985/87
 Corporate Square West - IN      741         2,151    2,892         (467)       1990         1968
                              26,236       335,838  362,074      (14,143)

Land Held For


     Development:
 Charlotte Park - NC           1,721             -    1,721             -       1997          N/A


Total Real Estate Owned       27,957       335,838  363,795      (14,143)

(1) The aggregate cost for Federal Income Tax purposes was approximately $38,473,000.

(2) For Mtel Centre', this is the date of a major renovation.



                      NOTE TO SCHEDULE III
                         (in thousands)

                As of December 31, 1997 and 1996

A summary of activity for real estate and accumulated depreciation is as follows:


                                               December 31
                                           --------------------
                                            1997         1996
   Real Estate:                            --------    --------

      Balance at beginning of year......   $132,309   $ 59,406
      Additions:
        Acquisitions and improvements..     233,135     72,903
      Cost of real estate sold..........    (1,649)          -
                                           --------   --------

   Balance at close of year.............   $363,795   $132,309
                                           ========   ========
   Accumulated Depreciation:
      Balance at beginning of year......      9,507      7,122
      Depreciation expense..............      4,874      2,385
      Real estate sold..................      (238)          -
                                           --------   --------
      Balance at close of year..........   $ 14,143   $  9,507
                                           ========   ========





Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

      None.
                            PART III

Item 10. Directors and Executive Officers of the Registrant.

        The Registrant's definitive proxy statement which will be filed with the Commission pursuant to Regulation 14A within
120 days of the end of Registrant's fiscal year is incorporated herein by reference.

Item 11.  Executive Compensation.

        The Registrant's definitive proxy statement which will be filed with the Commission pursuant to Regulation 14A within
120 days of the end of Registrant's fiscal year is incorporated herein by reference.

Item     12.     Security    Ownership    of    Certain    Beneficial     Owners
and Management.

        The Registrant's definitive proxy statement which will be filed with the Commission pursuant to Regulation 14A within 120
days    of    the    end   of   Registrant's   fiscal   year   is   incorporated
herein by reference.

Item 13. Certain Relationships and Related Transactions.

        The Registrant's definitive proxy statement which will be filed with the Commission pursuant to Regulation 14A within 120
days    of    the    end   of   Registrant's   fiscal   year   is   incorporated
herein by reference.

Forward-Looking Statements

        In addition to historical information, certain sections of this Annual Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those pertaining to the Company's capital resources, profitability and portfolio performance and estimates of market rental rates.
Forward-looking      statements      involve      numerous       risks       and
uncertainties.     The    following    factors,    among    others     discussed
herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: defaults or non-renewal of leases, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the "Code"), environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real
property   tax   rates.   The  success  of  the  Company   also   depends   upon
the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed elsewhere in this Annual Report. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as the date hereof. The Company assumes no obligation to update forward-looking statements. See also the Company's reports to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.
Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

(a)(1)Consolidated Financial Statements
        Report of Independent Auditors
        Consolidated Balance Sheets-
         as of December 31, 1997 and 1996
        Consolidated Statements of Income--
         for the years ended December 31, 1997, 1996 and 1995 Consolidated Statements of Cash Flows--
         for the years ended December 31, 1997, 1996 and 1995 Consolidated Statements of Shareholders' Equity-
         for the years ended December 31, 1997, 1996 and 1995 Notes to Consolidated Financial Statements
   (2)Consolidated Financial Statement Schedules
        Schedule III - Real Estate and Accumulated Depreciation Notes to Schedule III
   (3)Form 10-K Exhibits required by Item 601 of Regulation S-K:
       (i)Articles of Incorporation, as amended, of Parkway (incorporated by reference to Exhibit B to The Parkway Company's Proxy Material for its Annual Meeting of Stockholders held on July 18, 1996).
      (ii)Bylaws of Parkway (incorporated by reference to Exhibit C to The Parkway Company's Proxy Material for its Annual Meeting of Stockholders held on July 18, 1996).
      (ii)(a)Amendments to Bylaws (incorporated by reference).
   (10)Material Contracts:
      *(a)Registrant's 1994 Stock Option Plan (incorporated by reference to Registrant's Proxy Statement dated November 8, 1994).
      *(b)Registrant's 1991 Directors Stock Option Plan, as amended (incorporated by reference to the Registrant's proxy statement dated November 8, 1994).
      *(c)Form of Change-in-Control Agreement that Registrant has entered into with Leland R. Speed, Steven G. Rogers and Sarah P. Clark (incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1996).
      *(d)Form of Change-in-Control Agreement that the Registrant has entered into with David R. Fowler, G. Mitchell Mattingly and James M. Ingram (incorporated by the Registrant's Form 10-KSB for the year ended December 31, 1996).
      *(e)The Registrant's 1997 Non-Employee Directors Stock
          Ownership Plan (Incorported by references to Appendix
          B in the Registrant's Proxy Material for its June 6, 1997 Annual Meeting).
       (f)Sale Agreement and Amendments between Brookdale Investors, L.P., a Delaware limited partnership, and Parkway Properties LP, a Delaware limited partnership.
   (21)Subsidiaries of the Registrant, filed herewith.
   (23)Consent of Ernst & Young LLP, filed herewith.
   (27)Financial Data Schedule
   (27.1)Restated Financial Data Schedules - 1997
   (27.2)Restated Financial Data Schedules - 1996
   (27.3)Restated Financial Data Schedule - 12/31/95
   (28)Agreement of Registrant to furnish the Commission with copies of instruments defining the rights of holders of long-term debt (incorporated by reference to Exhibit 28E of the Registrant's Form S-4 (No. 33-2960) filed with the Commission on February 3, 1986).
   (99)The Company Shareholder Rights Plan dated September 7, 1995 (incorporated by reference to the Registrant's Form 8-A filed September 8, 1995).

(b)Reports on Form 8-K.
   (1)8-K - Filed October 2, 1997 - Reporting the purchase of Morgan Keegan Tower and Hightower Centre.
   (2)8-K - Filed December 2, 1997 - Reporting the purchase of the Raytheon Building.
   (3)8-K - Filed December 10, 1997 - Reporting the purchase of
      Greenbrier Towers.
   (4)8-K/A - Filed December 16, 1997 - Reporting the Purchase and Sale Agreement for Greenbrier Towers.


*Includes management compensatory plan or arrangemnet.

                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PARKWAY PROPERTIES, INC.
                                              Registrant


                                       /s/ Steven G. Rogers
                                       Steven G. Rogers
                                       President and
                                       Chief Executive Officer
                                       March 27, 1998


                                       /s/ Sarah P. Clark
                                       Sarah P. Clark
                                       Chief Financial Officer
                                       March 27, 1998


                                       /s/ Regina P. Shows
                                       Regina P. Shows
                                       Controller
                                       March 27, 1998

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Daniel C. Arnold              /s/ C. Herbert Magruder
Daniel C. Arnold, Director        C. Herbert Magruder, M.D.
March 27, 1998                    Director
                                  March 27, 1998


/s/ George R. Farish              /s/ W. Lincoln Mossop, Jr.
George R. Farish, Director        W. Lincoln Mossop, Jr.
March 27, 1998                    Director
                                  March 27, 1998


/s/ Roger P. Friou                /s/ Steven G. Rogers
Roger P. Friou, Director          Steven G. Rogers
March 27, 1998                    Chief Executive Officer,
                                  President and Director
                                  March 27, 1998


/s/ J. Michael Lipsey             /s/ Leland R. Speed
J. Michael Lipsey                 Leland R. Speed,
Director                          Chairman of the Board
March 27, 1998                    And Director
                                  March 27, 1998


/s/ Joe F. Lynch
Joe F. Lynch, Director
March 27, 1998