Form 10-Q
period 1998-03-31
PARKWAY PROPERTIES INC
filed 1998-05-15
CIK 729237

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                ---------------------------------

                            FORM 10-Q

         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               -----------------------------------

            For Quarterly Period Ended March 31, 1998
                  Commission File Number 1-11533


                     Parkway Properties, Inc.
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


           Maryland                         74-2123597
------------------------------  ----------------------------------
(State or other jurisdiction of (IRS Employer Identification No.)
incorporation or organization)


                  One Jackson Place Suite 1000
                     188 East Capitol Street
                         P. O. Box 24647
                 Jackson, Mississippi 39225-4647
------------------------------------------------------------------
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

      11,085,823 shares of Common Stock, $.001 par value, were outstanding at May 14, 1998.



                    PARKWAY PROPERTIES, INC.

                            FORM 10-Q

                         TABLE OF CONTENTS
              FOR THE QUARTER ENDED MARCH 31, 1998

        -----------------------------------------------------


                                                             Pages
                                                             -----

                   Part I. Financial Information

Item 1.  Financial Statements

   Consolidated Balance Sheets, March 31, 1998 and
     December 31, 1997                                          3

   Consolidated Statements of Income for the Three Months
     Ended March 31, 1998 and 1997                              4

   Consolidated Statements of Cash Flow for the
     Three Months Ended March 31, 1998 and 1997                 5

   Consolidated Statements of Stockholders' Equity for the
     Three Months Ended March 31, 1998 and 1997                 6

   Notes to Consolidated Financial Statements                   7

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations       10



                     Part II.  Other Information



Item 6.  Exhibits and Reports on Form 8-K                      19



                              Signatures


Authorized signatures                                          20





                     PARKWAY PROPERTIES, INC.
                   CONSOLIDATED BALANCE SHEETS
         (In thousands except share and per share data)

                                          March 31    December 31
                                            1998         1997
                                        ------------  -----------
                                        (Unaudited)
 Assets
 Real estate related investments:
   Office buildings...................... $507,477    $362,074
   Office buildings held for sale........   48,864           -
   Land held for development.............    1,721       1,721
   Accumulated depreciation..............  (16,238)    (14,143)
                                           --------   --------
                                           541,824     349,652

   Land held for sale.....................   5,341       4,309
   Mortgage loans.........................   1,115       1,117
   Real estate partnership................     322         323
                                          --------    --------
                                           548,602     355,401
 Interest, rents receivable and other
   assets.................................   9,755      12,232
 Cash and cash equivalents................   1,060         959
                                          --------    --------
                                          $559,417    $368,592
                                          ========    ========


 Liabilities
 Notes payable to banks...................$152,404    $  6,473
 Mortgage notes payable without recourse.. 104,157     105,220
 Accounts payable and other liabilities...  15,057      12,158
                                          --------    --------
                                           271,618     123,851
                                          --------    --------
 Stockholders' Equity
 Common stock, $.001 par value, 70,000,000
   shares authorized and 11,085,823 and
   9,765,176 shares issued and outstanding
   in 1998 and 1997, respectively.........      11          10
 Additional paid-in capital............... 254,828     213,461
 Retained earnings........................  32,960      31,270
                                          --------    --------
                                           287,799     244,741
                                          --------    --------
                                          $559,417    $368,592
                                          ========    ========






         See notes to consolidated financial statements.




                    PARKWAY PROPERTIES, INC.
               CONSOLIDATED STATEMENTS OF INCOME
             (In thousands, except per share data)

                                         Three Months Ended
                                               March 31
                                        ---------------------
                                          1998         1997
                                        --------     --------
                                             (Unaudited)
Revenues
Income from office properties.......     19,644       $ 8,030
Income from other real estate
  properties.......................           -           306
Interest on mortgage loans.........          24            16
Management company income..........         129           134
Interest on investments............           7           301
Dividend income....................           -            86
Deferred gains and other income....         110            33
                                        -------       -------
                                         19,914         8,906
                                        -------       -------
Expenses
Office properties:
  Operating expense................       8,244         3,420
  Interest expense:
    Contractual....................       2,043         1,255
    Amortization of loan costs.....          25            17
  Depreciation and amortization....       2,591           925
  Minority interest................           -            27
Other real estate properties:
  Operating expense................          30           217
Interest expense on bank notes:
  Contractual......................       1,122            24
  Amortization of loan costs........        234            36
Management company expenses........         105            87
General and administrative.........         902           860
                                        -------       -------
                                         15,296         6,868
                                        -------       -------
Income before gains................       4,618         2,038
                                        -------       -------
Gain on sales
Gain on real estate held
  for sale and mortgage loans......         952         1,506
                                        -------       -------
Net income.........................     $ 5,570       $ 3,544
                                        =======       =======
Net income per share:
  Basic............................     $   .55       $   .62
                                        =======       =======
  Diluted..........................    $   .54        $   .61
                                        =======       =======
Weighted average shares
  outstanding:
  Basic............................      10,156         5,718
                                        =======       =======
  Diluted..........................      10,301         5,848
                                        =======       =======

Dividends paid per share...........$   .35            $   .25
                                        =======       =======

         See notes to consolidated financial statements.


                    PARKWAY PROPERTIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOW
                         (In thousands)

                                          Three Months Ended
                                               March 31
                                        ----------------------
                                          1998         1997
                                        ---------    ---------
                                             (Unaudited)
Operating activities
Net income.............................  $ 5,570     $  3,544
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Depreciation and amortization........    2,591          925
  Gain on real estate held for
    sale and mortgage loans............     (952)      (1,506)
  Equity in earnings and other.........       (2)           5
  Changes in operating assets and
    liabilities:
      Decrease in receivables..........    2,623          836
      Increase in accounts payable and
        accrued expenses...............    1,325          253
                                         -------      -------
Cash provided by operating activities..   11,155        4,057
                                         -------      -------
Investing activities
Payments received on mortgage loans....        3            2
Purchase of real estate related
  investments.......................... (193,215)     (60,420)
Proceeds from sale of real estate
  held for sale and mortgage loans.....    1,495        4,334
Improvements to real estate related
  investments..........................   (1,694)        (512)
                                         -------      -------
Cash used in investing activities...... (193,411)     (56,596)
                                         -------      -------
Financing activities
Principal payments on mortgage notes
  payable..............................   (1,063)        (568)
Proceeds from bank borrowings..........   201,548       7,939
Principal payments on bank borrowings..  (55,617)      (7,939)
Stock options exercised................      189           91
Dividends paid.........................   (3,880)      (1,572)
Proceeds from sale of stock............   41,180       51,221
                                         -------      -------
Cash provided by financing activities..  182,357       49,172
                                         -------      -------
Increase (decrease) in cash and cash
  equivalents..........................      101       (3,367)

Cash and cash equivalents at beginning
  of period............................      959        8,053
                                         -------      -------
Cash and cash equivalents at end of
  period...............................  $ 1,060      $ 4,686
                                         =======      =======




         See notes to consolidated financial statements.



                      PARKWAY PROPERTIES, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (In thousands)


                                           Three Months Ended
                                                March 31
                                         --------------------
                                           1998         1997
                                         --------    --------
                                              (Unaudited)

Common stock, $.001 par value
  Balance at beginning of period......  $     10     $      4
  Stock options exercised.............         -            -
  Shares issued - stock offerings.....         1            2
                                        --------     --------
  Balance at end of period............        11            6
                                        --------     --------
Additional paid-in capital
  Balance at beginning of period......   213,461       52,356
  Stock options exercised.............       189           90
  Shares issued - stock offerings.....    41,178       51,219
                                        --------     --------
  Balance at end of period............   254,828      103,665
                                        --------     --------

Retained earnings
  Balance at beginning of period......    31,270       25,548
  Net income..........................     5,570        3,544
  Cash dividends declared and paid....    (3,880)      (1,572)
                                        --------     --------
  Balance at end of period............    32,960       27,520
                                        --------     --------
Total stockholders' equity............  $287,799     $131,191
                                        ========     ========




         See notes to consolidated financial statements.



Parkway Properties, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 1998

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

(2)  Reclassifications

      Certain  reclassifications  have  been  made  in  the  1997 financial statements to conform to the 1998 classifications.

(3)  Supplemental Cash Flow Information

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
                                            Three Months Ended
                                                 March 31
                                         -----------------------
                                            1998         1997
                                         ----------   ----------

          Cash paid for interest........$3,164,000   $1,279,000

(4)  Acquisitions and Dispositions

     On January 22, 1998, the Company purchased the Schlumberger Building (formerly known as the Veritas Technology Center) in Houston, Texas for $12,200,000. The Schlumberger Building is a five-story office building comprising approximately 155,000 square feet located in the Energy Corridor submarket of West Houston. The building is situated on approximately 9.4 acres of land and offers 450 surface parking spaces. The purchase price was funded by advances under bank lines of credit.

     On February 25, 1998, the Company purchased a 13-building portfolio totaling approximately 1,470,000 net rentable square feet that included properties located in five of its primary markets and three new markets. The breakdown of the 13-building office portfolio by market is listed below:

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
                               ==      =========       ======


     The purchase price of this portfolio totaled $163,014,000 and was funded by advances on existing lines of credit, a $75,000,000 unsecured loan from NationsBank, NA and the proceeds of two Common Stock offerings discussed below in Capital Transactions.

     On March 31, 1998, the Company purchased the SouthTrust Bank Building in St. Petersburg, Florida for $17,440,000. The SouthTrust Bank Building is a seventeen-story 196,000 rentable square foot office building overlooking Tampa Bay in downtown St. Petersburg. The building is 95% leased to twenty-four tenants and has an attached parking garage accommodating 192 spaces. The purchase price was funded with advances under bank lines of credit.

(5)  Subsequent Events

      On April 28, 1998, the Company completed the sale of 2,400,000 shares of 8.75% Series A Cumulative Redeemable Preferred Stock with net proceeds to the Company of approximately $57,600,000. The underwriters in this transaction subsequently purchased an additional 250,000 shares of preferred stock under the over-allotment option. The exercise of the over-allotment option closed on May 6, 1998 with net proceeds to the Company of approximately $6,030,000.

      On April 28, 1998, the Company purchased the 109,000 square foot Atrium at Stoneridge in Columbia, South Carolina for $8,330,000. The six-story office building was constructed in 1986 and was 88.8% occupied at April 30, 1998. Atrium at Stoneridge is located two miles northwest of the Columbia CBD in the St. Andrews sub-market. The purchase price was funded with proceeds from the above preferred stock offering.

     On May 1, 1998, the Company purchased the 73,000 square foot River Oaks Office Plaza in Jackson, Mississippi for $4,400,000. The project consists of two garden-style, two-story buildings constructed in 1981 and includes 326 surface parking spaces. River Oaks Office Plaza is located in the Lakeland Drive sub-market of Jackson. The purchase price was funded with advances under bank lines of credit.

(6)  Impact of Recently Issued Accounting Standards

      In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share". SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the SAFAS No. 128 requirements.

      As of January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 130 ("Statement 130"), "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of Statement 130 did not affect consolidated results of operations or financial position.

      As of January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131 ("Statement 131"), "Disclosures about Segments of an Enterprise and Related Information." Statement 131 superseded Statement 14, "Financial Reporting for Segments of a Business Enterprise." Statement 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect consolidated results of operations or financial position.

(7)  Capital Transactions

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


Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

Financial Condition

Comments are for the balance sheet dated March 31, 1998 compared to the balance sheet dated December 31, 1997.

     During the first three months of 1998, the Company purchased fifteen office properties and sold three non-core and other assets. Total assets increased $190,825,000, and office properties (before depreciation) increased $194,600,000 or 54%.

      Parkway's direct investment in office buildings increased $192,172,000 net of depreciation to a carrying amount of
$541,824,000 at March 31, 1998 and consisted of 46 properties. During the three months ending March 31, 1998, Parkway purchased 15 office properties as detailed below.

     On  January 21, 1998, the Company purchased the Schlumberger
Building (previously known as the Veritas Technology Center)  for
$12,200,000. The Schlumberger Building is a 155,000 square foot building with 450 surface parking spaces.

     On February 25, 1998, the Company purchased a 13-building portfolio for $163,014,000 totaling approximately 1,470,000 net rentable square feet that included properties located in five of its primary markets and three new markets. The breakdown of the 13 building office portfolio by market is listed below:

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
                               ==      =========       ======

     In connection with the portfolio purchase above, the Company purchased approximately eight acres of land for $1,575,000 that has been classified as land held for sale. The Company intends to sell this land, as well as the remaining non-core assets.

     On March 31, 1998, the Company purchased the SouthTrust Bank
Building   in  St.  Petersburg,  Florida  for  $17,440,000.   The
SouthTrust Bank Building is a seventeen-story 196,000 rentable square foot office building.

      During the three months ending March 31, 1998, the Company also capitalized building improvements and additional purchase expenses of $1,946,000 and recorded depreciation expense of $2,428,000.

      Office buildings held for sale increased $48,864,000 during the first quarter due to the decision by the Company to exit the Dallas market. The decision to sell the Company's four office buildings in Dallas was based on management's belief that the significant amount of development and proposed development of office properties in the Dallas market may have the effect of depressing the recent growth in rental rates. The Company routinely evaluates changes in market conditions that indicate an opportunity or need to sell properties within those markets in order to maximize shareholder value. As a result of this evaluation, the Company decided to attempt to sell the properties located in Dallas. Subsequent to this decision, the Company announced on April 22, 1998, the signing of an agreement to sell these properties for $53,250,000 in cash to Triad Properties Corporation, a private real estate investment company. The sales price represents approximately $100 per square foot for the properties, which total approximately 534,390 net rentable square feet. The Company expects to close the transaction in early June 1998 and record a gain for financial purposes of approximately $3.5 million on the sale in the second quarter. The Company anticipates that the taxable gain from this transaction will be deferred through a Section 1031 like-kind exchange and, accordingly, no special dividend of the capital gain will be required. Although the purchaser has deposited $250,000 non-refundable earnest money, the transaction is subject to the purchaser's customary due diligence procedures and closing conditions, and therefore no assurance can be given that the sale will be completed.

       Parkway sold three non-core and other assets during the three months that resulted in gains for financial reporting purposes of $952,000 and net proceeds of $1,495,000. At March 31, 1998, non-core assets other than mortgage loans totaled $5,341,000. The Company expects to continue its efforts to liquidate these assets.

      Notes payable to banks totaled $152,404,000 at March 31, 1998 are the result of advances under bank lines of credit to purchase additional office properties.

      Scheduled principal payments of $1,063,000 were made during the three months ended March 31, 1998 on existing notes payable without recourse. The Company expects to continue seeking fixed rate, non-recourse mortgage financing at terms ranging from ten to fifteen years on select office building investments as additional capital is needed. The Company plans to maintain a ratio of debt to total market capitalization from 25% to 40% but anticipates that this ratio may exceed 40% for some period of time following the purchase of an asset pending the permanent financing of the purchase with equity and/or long term, fixed rate debt.

      Stockholders' equity increased $43,058,000 during the three months ended March 31, 1998 as a result of the following factors
(in thousands):

                                      Increase (Decrease)
                                      -------------------

       Net income                          $ 5,570
       Dividend declared and paid           (3,880)
       Exercise of stock options               189
       Shares issued-stock offerings        41,179
                                           -------
                                           $43,058
                                           =======

     On February 23, 1998, the Company completed the sale of 451,528 shares of Common Stock to a unit investment trust with net proceeds to the Company of $14,231,000. On March 11, 1998, the Company completed the sale of Common Stock through the direct placement of 855,900 shares of Common Stock in a public offering with net proceeds to the Company of $26,948,000.

RESULTS OF OPERATIONS

Comments are for the three months ended March 31, 1998 compared to the three months ended March 31, 1997.

      Net income for the three months ended March 31, 1998 was $5,570,000 ($.55 per share) as compared to $3,544,000 ($.62 per share) for the three months ended March 31, 1997.

      The primary reason for the increase in the Company's income before gains for 1998 as compared to 1997 is the reflection of the operations of the following office buildings subsequent to the date of purchase:

                Building              Purchase Date    Sq. Feet
     -------------------------------  -------------   ---------
     Forum II & III                      01/07/97       177,250
     Ashford II                          01/28/97        58,511
     Courtyard at Arapaho                03/06/97       200,726
     Charlotte Park Executive Center     03/18/97       187,207
     Meridian Building                   03/31/97       100,932
     Vestavia Centre                     04/04/97        75,880
     Sugar Grove                         05/01/97       122,682
     Lakewood                            07/10/97       118,750
     NationsBank                         07/31/97       296,725
     Fairway Plaza                       08/12/97        82,268
     First Tennessee Plaza               09/18/97       419,809
     Morgan Keegan Tower                 09/30/97       334,668
     Hightower Centre                    10/01/97        78,000
     First Little Rock Plaza             11/07/97       117,000
     Raytheon                            11/17/97       148,000
     Greenbrier Towers                   11/25/97       173,000
     Schlumberger                        01/21/98       155,000
     Brookdale Portfolio                 02/25/98     1,470,000
     SouthTrust                          03/31/98       196,000

      Operations of office building properties are summarized below (in thousands):

                                        Three Months Ended
                                             March 31
                                         -----------------
                                          1998      1997
                                         -------   -------

     Income............................  $19,644   $ 8,030
     Operating expense.................   (8,244)   (3,420)
                                         -------   -------
                                          11,400     4,610
     Interest expense..................   (2,068)   (1,272)
     Depreciation and amortization.....   (2,591)     (925)
     Minority interest.................        -       (27)
                                         -------   -------
     Net Income                          $ 6,741   $ 2,386
                                         =======   =======

      In addition to direct investments in office properties, the Company owns the Wink Office Building in New Orleans, Louisiana through a 50% ownership in the Wink/Parkway Partnership. Income from the partnership of $12,000 was recorded on the equity method of accounting during the three months ended March 31, 1998 and 1997. At March 31, 1998, the carrying value of this investment totaled $322,000.

     Operations of other real estate properties held for sale are summarized below (in thousands):

                                            Three Months Ended
                                                 March 31
                                            ------------------
                                              1998    1997
                                            -------    -------
     Income from real estate properties.... $    -     $  306
     Real estate operating expenses........    (30)      (217)
                                            -------    -------
     Net income (loss)..................... $  (30)    $   89
                                            =======    =======

      The increase in interest expense on office properties is primarily due to the mortgage loans assumed and/or new loans placed in 1997 and 1998.

     The $1,098,000 increase in interest expense on banks notes for the first quarter of 1998 compared to the first quarter of 1997 is primarily due to advances made on existing bank lines of credit for purchases of office properties in the first quarter of 1998 and an advance of $75,000,000 on an unsecured loan from NationsBank, NA. The NationsBank, NA facility requires the negative pledge of the 13 office properties purchased February 25, 1998, matures August 25, 1998, and has an interest rate of
7.025 percent until April 24, 1998. Thereafter the loan will have an interest rate of LIBOR plus 1.40 percent.



LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

      Cash and cash equivalents were $1,060,000 and $959,000 at March 31, 1998 and December 31, 1997, respectively. The Company generated $11,155,000 in cash flows from operating activities during the three months ending March 31, 1998 compared to $4,057,000 for the same period of 1997, an increase primarily attributable to the significant increase in the number of office properties owned by the Company. The Company experienced significant investing activity during the three months ending March 31, 1998 with a net of $193,411,000 being invested. In implementing its investment strategy, the Company used $194,229,000, not including closing costs and certain capitalized expenses, to purchase office properties and land held for sale while receiving net cash proceeds from the sale of non-core and other assets of $1,495,000. The Company also spent $1,694,000 to make capital improvements at its office properties. The Company received net proceeds of $41,180,000 from the sale of 1,307,428 shares of Common Stock during the first quarter of 1998. Cash dividends of $3,880,000 ($.35 per share) were paid to shareholders and principal payments of $1,063,000 were made on mortgage notes payable during the three months ending March 31, 1998.

Liquidity

      At March 31, 1998, the Company had available $12,000,000 on its acquisition line of credit and $11,000,000 on its working capital line of credit. The Company plans to continue actively pursuing the purchase of office building investments that meet the Company's investment criteria and intends to use these lines of credit, proceeds from the sale of non-core assets and cash balances to fund those acquisitions. At March 31, 1998, the lines of credit had an interest rate equal to the 90-day LIBOR rate plus 1.40% (adjusted monthly), interest due monthly and annual commitment fees of .35%. In addition, both lines of credit have fees of .175% on the unused balances due quarterly. The interest rate on the notes was 7.056% as of May 14, 1998. The acquisition line of credit and the working capital line of credit mature June 30, 1998.

     The Company has committed a $97,000,000 fixed rate loan at 6.945% that amortizes over a 15-year term and matures ten years from the date the loan closes. This loan will be secured by the 13 of the Company's office properties and will be used to repay the NationsBank, NA loan of $75,000,000. The loan also contains a conversion feature that will give the Company an option to unsecure all or part of the loan upon receipt of an investment grade rating from two of the major rating agencies during the first 24 months of the loan.

     At March 31, 1998, the Company had $104,157,000 of non-recourse fixed rate mortgage notes payable with an average interest rate of 7.807% secured by office properties and $152,404,000 drawn under bank lines of credit. Based on the Company's total market capitalization of approximately $618,236,000 at March 31, 1998 (using the March 31, 1998 closing price of $32.625 per share) the Company's debt represented approximately 41.5% of its total market capitalization. The Company plans to maintain a ratio of debt to total market capitalization from 25% to 40% although such ratio may from time to time temporarily exceed 40%, especially when the Company has incurred significant amounts of short term debt in connection with property acquisitions.

     Events subsequent to quarter-end are listed below.

      On April 28, 1998, the Company completed the sale of 2,400,000 shares of 8.75% Series A Cumulative Redeemable Preferred Stock with net proceeds to the Company of approximately $57,600,000. The underwriters in this transaction purchased an additional 250,000 shares of preferred stock under the over-allotment option. The exercise of the over-allotment option closed on May 6, 1998 with net proceeds to the Company of approximately $6,030,000.

      On April 28, 1998, the Company purchased the 109,000 square foot Atrium at Stoneridge in Columbia, South Carolina for $8,330,000. The six-story office building was constructed in 1986 and was 88.8% occupied at April 30, 1998. Atrium at Stoneridge is located two miles northwest of the Columbia CBD in the St. Andrews sub-market. The purchase price was funded with proceeds from the above preferred stock offering.

     On May 1, 1998, the Company purchased the 73,000 square foot River Oaks Office Plaza in Jackson, Mississippi for $4,400,000. The project consists of two garden-style, two-story buildings constructed in 1981 and includes 326 surface parking spaces. River Oaks Office Plaza is located in the Lakeland Drive sub-market of Jackson. The purchase price was funded with advances under bank lines of credit.

     The Company presently has plans to make capital improvements at its office properties in 1998 of approximately $15,000,000. These expenses included tenant improvements, capitalized acquisition costs and capitalized building improvements. Approximately $9,000,000 of these improvements relate to upgrades on properties acquired in 1996, 1997 and 1998 that were anticipated at the time of purchase. All such improvements are expected to be financed by cash flow from the properties and advances on bank lines of credit.

     The Company anticipates that its current cash balance, operating cash flows, proceeds from the sale of office properties held for sale and borrowings (including borrowings under the working capital line of credit) will be adequate to pay the Company's (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders, (iv) capital improvements, and (v) normal repair and maintenance expenses at its properties both in the short and long term.

Funds From Operations

      Management believes that funds from operations ("FFO") are an appropriate measure of performance for equity REITs. Funds from operations are defined by the National Association of Real Estate Investment Trusts (NAREIT) as net income or loss, excluding gains or losses from debt restructuring and sales of properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In March 1995, NAREIT issued a clarification of the definition of FFO. The clarification provides that amortization of deferred financing costs and depreciation of non-real estate assets are not to be added back to net income to arrive at FFO. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not an indication of cash available to fund cash needs. Funds from operations should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

     The following table presents the Company's FFO for the three months ended March 31, 1998 and 1997 (in thousands):

                                          Three Months Ended
                                               March 31
                                       -----------------------
                                          1998    1997
                                        ----------  ----------
     Net income.........................$    5,570  $    3,544
     Adjustments to derive funds
       from operations:
       Depreciation and amortization....     2,591         925
       Minority interest depreciation...         -         (35)
       Equity in earnings...............       (12)        (12)
       Distributions from unconsolidated
         subsidiaries...................        12          18
       (Gain) loss on real estate.......      (952)     (1,506)
       Amortization of discounts,
         deferred gains and other.......        (2)         (1)
                                        ----------  ----------
       Funds from operations............$    7,208  $    2,933
                                        ==========  ==========

      NAREIT has recommended supplemental disclosure concerning capital expenditures, leasing costs and straight-line rents which are given below (in thousands):

                                           Three Months Ended
                                               March 31
                                          -------------------
                                            1998        1997
                                           -------    -------
     Straight-line rents.................. $    83    $    62
     Building improvements................     378          5
     Tenant improvements:
       New leases.........................      56         85
       Lease renewals.....................     109         37
     Leasing commissions:
       New leases.........................     104         89
       Lease renewals.....................     205        114
     Non-core asset improvements..........       -         22
     Leasing commissions amortized........     140          -
     Upgrades on recent acquisitions......     843        159

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

                    PARKWAY PROPERTIES, INC.

                  PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------


         (a) Exhibit   27  -  Financial  Data  Schedule  attached
                    hereto.


         (b) Reports on Form 8-K


               (1)  8 K/A Filed February 9, 1998

                      Reporting     Audited     Financials     of
                      Greenbrier, First Little Rock & Veritas.

               (2)  8-K Filed February 18, 1998

                      Reporting the proposed purchase of the Brookdale portfolio, UPREIT, 1997 Year-End
                      Earnings, and adoption of FAS128.

               (3)  8-K/A Filed February 19, 1998

                      Reporting the Auditors Consent.

               (4)  8-K Filed February 23, 1998

                      Reporting the A.G.Edwards Stock Offering and Underwriting Agreement.

               (5)  8-K Filed March 2, 1998

                      Reporting  the  purchase of  the  Brookdale
                      Portfolio.

               (6)  8-K Filed March 5, 1998

                      Reporting the PaineWebber Direct Placement and Underwriting Agreement.





                           SIGNATURES
                           ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED:  May 15, 1998                  PARKWAY PROPERTIES, INC.



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