Form 10-Q
period 1998-06-30
PARKWAY PROPERTIES INC
filed 1998-08-14
CIK 729237

Page 1 of 1
                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                ---------------------------------

                            FORM 10-Q

         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               -----------------------------------

            For Quarterly Period Ended June 30, 1998
                  Commission File Number 1-11533


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

      10,614,885 shares of Common Stock, $.001 par value, were outstanding as of August 11, 1998.
                    PARKWAY PROPERTIES, INC.

                            FORM 10-Q

                         TABLE OF CONTENTS
              FOR THE QUARTER ENDED JUNE 30, 1998

        -----------------------------------------------------


                                                             Pages
                                                             -----

                   Part I. Financial Information

Item 1.  Financial Statements

   Consolidated Balance Sheets, June 30, 1998 and
     December 31, 1997                                          3

   Consolidated Statements of Income for the Three Months and
     Six Months Ended June 30, 1998 and 1997                    4

   Consolidated Statements of Cash Flow for the
     Six Months Ended June 30, 1998 and 1997                    6

   Consolidated Statements of Stockholders' Equity for the
     Six Months Ended June 30, 1998 and 1997                    7

   Notes to Consolidated Financial Statements                   8

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations       12



                     Part II.  Other Information



Item 4.  Submission of Matters to a Vote of Security Holders   22


Item 6.  Exhibits and Reports on Form 8-K......................22
                              Signatures


Authorized signatures                                          23





                    PARKWAY PROPERTIES, INC.
                   CONSOLIDATED BALANCE SHEETS
         (In thousands except share and per share data)

                                          June 30     December 31
                                            1998         1997
                                        ------------  -----------
                                        (Unaudited)
 Assets
 Real estate related investments:
   Office buildings...................... $526,988   $362,074
   Office buildings held for sale........   49,076          -
   Land held for development..............   1,721      1,721
   Accumulated depreciation...............(19,398)   (14,143)
                                          -------- --------
                                           558,387    349,652

   Land held for sale.....................   4,408      4,309
   Mortgage loans.........................   1,110      1,117
   Real estate partnership................     327        323
                                          --------   --------
                                           564,232    355,401
 Interest, rents receivable and other
   assets.................................  11,789     12,232
 Cash and cash equivalents................      99        959
                                          --------   --------
                                          $576,120   $368,592
                                          ========   ========


 Liabilities
 Notes payable to banks...................$ 24,353   $  6,473
 Mortgage notes payable without recourse.. 181,939    105,220
 Accounts payable and other liabilities...  17,090     12,158
                                          --------   --------
                                           223,382    123,851
                                          --------   --------


 Stockholders' Equity
 8.75% Series A Preferred stock, $.001 par
   value, 2,750,000 shares authorized and
   2,650,000 shares issued and
   outstanding in 1998....................  66,250          -
 Common stock, $.001 par value, 70,000,000
   shares authorized, 11,074,835 and
   9,765,176 shares issued and outstanding
   in 1998 and 1997, respectively.........      11         10
 Additional paid-in capital............... 251,892    213,461
 Retained earnings........................  34,585     31,270
                                          --------   --------
                                           352,738    244,741
                                          --------   --------
                                          $576,120   $368,592
                                          ========   ========


         See notes to consolidated financial statements.
                    PARKWAY PROPERTIES, INC.
               CONSOLIDATED STATEMENTS OF INCOME
             (In thousands, except per share data)

                                         Three Months Ended
                                               June 30
                                        ---------------------
                                          1998         1997
                                        --------     --------
                                             (Unaudited)
Revenues
Income from office properties......     $24,981       $10,035
Income from other real estate
  properties.......................           -           134
Interest on mortgage loans.........          39            16
Management company income..........         104           117
Interest on investments............           8            29
Dividend income....................          44            42
Deferred gains and other income....          20            31
                                        -------       -------
                                         25,196        10,404
                                        -------       -------
Expenses
Office properties:
  Operating expense................      10,411         4,039
  Interest expense:
    Contractual....................       2,037         1,244
    Amortization of loan costs.....          26            26
  Depreciation and amortization....       3,324         1,330
  Minority interest................           -            32
Other real estate properties:
  Operating expense................          44            76
Interest expense on bank notes:
  Contractual......................       1,984           106
  Amortization of loan costs.......         335            41
Management company expenses........          72            85
General and administrative.........         830           817
                                        -------       -------
                                         19,063         7,796
                                        -------       -------

Income before gains................       6,133         2,608

Gain on sales
Gain on real estate held
  for sale and mortgage loans......         387            68
                                        -------       -------
Net income.........................       6,520         2,676

Dividends on preferred stock.......       1,014             -
                                        -------       -------
Net income available to common
  stockholders.....................     $ 5,506       $ 2,676
                                        =======       =======
Net income per common share:
  Basic............................     $   .50       $   .43
                                        =======       =======
  Diluted..........................     $   .49       $   .42
                                        =======       =======
Weighted average shares outstanding
  Basic...........................       11,086         6,288
                                        =======       =======
  Diluted..........................      11,221         6,405
                                        =======       =======
                    PARKWAY PROPERTIES, INC.
                CONSOLIDATED STATEMENTS OF INCOME
              (In thousands, except per share data)

                                          Six Months Ended
                                               June 30
                                        ---------------------
                                          1998         1997
                                        --------     --------
                                             (Unaudited)
Revenues
Income from office properties......      $44,626      $18,065
Income from other real estate
  properties.......................            -          440
Interest on mortgage loans.........           62           32
Management company income..........          232          251
Interest on investments............           15          330
Dividend income....................           44          128
Deferred gains and other income....          130           64
                                         -------     --------
                                          45,109       19,310
                                         -------     --------
Expenses
Office properties:
  Operating expense................       18,655        7,459
  Interest expense:
    Contractual....................        4,079        2,499
    Amortization of loan costs.....           51           43
  Depreciation and amortization....        5,915        2,255
  Minority interest................            -           59
Other real estate properties:
  Operating expense................           73          293
Interest expense on bank notes:
  Contractual......................        3,106          130
  Amortization of loan costs.......          569           77
Management company expenses........          177          172
General and administrative.........        1,733        1,677
                                         -------     --------
                                          34,358       14,664
                                         -------     --------

Income before gains................       10,751        4,646

Gain on sales
Gain on real estate held
  for sale and mortgage loans......        1,339        1,574
                                         -------      -------
Net income.........................       12,090        6,220

Dividends on preferred stock.......        1,014            -
                                         -------      -------
Net income available to common
  stockholders.....................      $11,076      $ 6,220
                                         =======      =======
Net income per common share:
  Basic............................      $  1.00      $  1.04
                                         =======      =======
  Diluted..........................      $   .99      $  1.01
                                         =======      =======
Weighted average shares outstanding:
  Basic............................       11,082        6,004
=======                                  =======
  Diluted..........................       11,222        6,128
                                         =======      =======
                    PARKWAY PROPERTIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOW
                         (In thousands)

                                           Six Months Ended
                                                June 30
                                        ----------------------
                                          1998         1997
                                        ---------    ---------
                                             (Unaudited)
Operating activities
Net income.............................  $12,090     $ 6,220
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Depreciation and amortization........    5,915       2,255
  Gain on real estate held for
    sale and mortgage loans............   (1,339)     (1,574)
  Equity in earnings and other.........       (8)          7
  Changes in operating assets and
    liabilities:
      (Increase) decrease in
        receivables....................      911        (456)
      Increase in accounts payable and
        accrued expenses...............    2,312       1,345
                                         -------     -------
Cash provided by operating activities..   19,881       7,797
                                         -------     -------
Investing activities
Payments received on mortgage loans....        9          44
Purchase of real estate related
  investments.......................... (210,581)    (74,187)
Proceeds from sale of real estate
  held for sale and mortgage loans.....    2,726       5,665
Improvements to real estate related
  investments..........................   (4,350)     (2,112)
                                         -------     -------
Cash used in investing activities...... (212,196)    (70,590)
                                         -------     -------
Financing activities
Principal payments on mortgage notes
  payable..............................   (2,147)     (1,147)
Proceeds from long term financing......   78,866           -
Proceeds from bank borrowings..........  142,231      17,439
Principal payments on bank borrowings.. (124,351)     (9,239)
Stock options exercised................      189          90
Dividends paid on common stock.........   (7,761)     (3,144)
Proceeds from sale of stock............  104,810      51,221
Purchase of treasury stock.............     (382)          -
                                         -------     -------
Cash provided by financing activities..  191,455      55,220
                                         -------     -------

Decrease in cash and cash equivalents..     (860)     (7,573)

Cash and cash equivalents at beginning
  of period............................      959       8,053
                                         -------     -------
Cash and cash equivalents at end of
  period...............................  $    99     $   480
                                         =======     =======


         See notes to consolidated financial statements.

                       PARKWAY PROPERTIES, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (In thousands)


                                           Six Months Ended
                                                June 30
                                         --------------------
                                           1998         1997
                                         --------    --------
                                              (Unaudited)

8.75% Series A Preferred stock,
       $.001 par value
  Balance at beginning of period......   $     -     $      -
  Shares issued.......................    66,250            -
                                        --------     --------
  Balance at end of period............    66,250            -
                                        --------     --------

Common stock, $.001 par value
  Balance at beginning of period......       10             4
  Shares issued - stock offerings.....         1            2
                                        --------     --------
  Balance at end of period............        11            6
                                        --------     --------

Additional paid-in capital
  Balance at beginning of period......   213,461       52,356
  Stock options exercised.............       189          144
  Shares issued - stock offerings.....    38,559       51,219
  Purchase of treasury stock..........      (382)           -
  Shares issued in lieu of fees.......        65            -
                                        --------     --------
  Balance at end of period............   251,892      103,719
                                        --------     --------

Retained earnings
  Balance at beginning of period......    31,270       25,548
  Net income..........................    12,090        6,220
  Preferred stock dividends declared..    (1,014)           -
  Common stock dividends declared
      and paid........................    (7,761)      (3,144)
                                        --------     --------
  Balance at end of period............    34,585       28,624
                                        --------     --------

Total stockholders' equity............  $352,738     $132,349
                                        ========     ========



         See notes to consolidated financial statements.


Parkway Properties, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 1998

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
                                            Six Months Ended
                                                 June 30
                                         -----------------------
                                            1998         1997
                                         ----------   ----------

          Cash paid for interest........$7,185,000   $2,629,000

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

      On April 28, 1998, the Company purchased the 109,000 square foot Atrium at Stoneridge building in Columbia, South Carolina for $8,330,000. The six-story office building was constructed in 1986 and was 88.8% occupied at April 30, 1998. Atrium at Stoneridge is located two miles northwest of the Columbia CBD in the St. Andrews sub-market.

     On May 1, 1998, the Company purchased the 73,000 square foot River Oaks Office Plaza in Jackson, Mississippi for $4,400,000. The project consists of two garden-style, two-story buildings constructed in 1981 and includes 326 surface parking spaces. River Oaks Office Plaza is located in the Lakeland Drive sub-market of Jackson.

     On June 30, 1998, the Company purchased the 44,000 square foot Pavilion Center in Atlanta, Georgia for $4,500,000. The three-story office building was constructed in 1984 and was 100% occupied at June 30, 1998. Pavilion is located immediately off of Georgia Highway 400 in the North Fulton sub-market.


(5)  Subsequent Events

     On July 1, 1998, the Company purchased a partnership owning the 171,800 square foot 111 East Capitol Building in Jackson, Mississippi for $11,350,000 in the Company's first UPREIT transaction. The Company assumed existing debt on the property of $5,647,000 at a rate of 8%. The building was constructed in 1983 and includes an attached 200-space two-level parking garage. The 111 East Capitol Building is located in the Central Business District of Jackson and was 83% occupied at June 30, 1998.

     On July 1, 1998 the Company closed the sale of its investment portfolio of four office properties located in Dallas, Texas for $53,250,000 in cash to Triad Properties Corporation, a Huntsville, Alabama-based private real estate investment and operating company. The Company expects to record a gain for financial reporting purposes of approximately $3.3 million on the sale in the third quarter. The Company anticipates that the taxable gain from this transaction will be deferred through a
Section  1031  like-kind  exchange and, accordingly,  no  special
dividend   of  the  capital  gain  was  required.   Approximately
$25,000,000 of the sale proceeds are held in trust under the like-
kind   exchange  rules,  pending  the  purchase  of   replacement
properties.

      On July 20, 1998, the Company purchased the 144,000 square foot Westvaco building in Richmond, Virginia for $13,030,000. The five-story office building was constructed in 1986 and is located in southwest Richmond in The Boulders office park. The building is currently 99% leased. The purchase was funded with proceeds from the sale of the Dallas properties.

      On July 20, 1998, the Company purchased the 130,000 square foot Town Point Center building in Norfolk, Virginia for $10,700,000. The eleven-story office building was constructed in 1987 and is located in the central business district of Norfolk. The building is currently 76% leased to 18 tenants. The purchase price of the two properties represents a discount was funded with proceeds from the sale of the Dallas properties.


 (6)  Impact of Recently Issued Accounting Standards

      In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share". SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the SFAS No. 128 requirements.

      As of January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS No. 130 did not affect consolidated results of operations or financial position.

      As of January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 superseded Statement 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect consolidated results of operations or financial position.

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

      On June 5, 1998, the Company's Board of Directors approved the repurchase of 500,000 shares of the Company's Common Stock. Through August 11, 1998, 500,000 shares had been repurchased at an average price of $29.84. On August 5, 1998, the Company's Board of Directors approved the repurchase of an additional 500,000 shares of the Company's Common Stock.

Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

Financial Condition

Comments are for the balance sheet dated June 30, 1998 compared to the balance sheet dated December 31, 1997.

      During the first six months of 1998, the Company purchased eighteen office properties and sold miscellaneous non-core and other assets. Total assets increased $207,528,000, and office properties (before depreciation) increased $214,323,000 or 59%.

      Parkway's direct investment in office buildings increased $208,735,000 net of depreciation to a carrying amount of
$558,387,000 at June 30, 1998 and consisted of 49 properties. During the six months ending June 30, 1998, Parkway purchased 18 office properties as detailed below.

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

      On  April  28,  1998, the Company purchased the  Atrium  at
Stoneridge  building in Columbia, South Carolina for  $8,330,000.
The Atrium at Stoneridge is a six-story 109,000 square foot office building.




     On May 1, 1998, the Company purchased the 73,000 square foot
River  Oaks  Office Plaza in Jackson, Mississippi for $4,400,000.
The project consists of two garden-style, two-story buildings and includes 326 surface parking spaces

      On June 30, 1998, the Company purchased the Pavilion Center in Atlanta, Georgia for $4,500,000. The Pavilion Center is a three-story 44,000 square foot office building.


     During the six months ending June 30, 1998, the Company also
capitalized   building  improvements  and   additional   purchase
expenses of $4,440,000 and recorded depreciation expense of $5,589,000.

      Office buildings held for sale increased $49,076,000 during the six months due to the decision by the Company to exit the Dallas market. The decision to sell the Company's four office buildings in Dallas was based on management's belief that the significant amount of development and proposed development of office properties in the Dallas market may have the effect of depressing the recent growth in rental rates. The Company routinely evaluates changes in market conditions that indicate an opportunity or need to sell properties within those markets in order to maximize shareholder value. As a result of this evaluation, the Company decided to attempt to sell the properties located in Dallas. Subsequent to this decision, the Company announced on April 22, 1998, the signing of an agreement to sell these properties for $53,250,000 in cash to Triad Properties Corporation, a private real estate investment company. The sales price represents approximately $100 per square foot for the properties, which total approximately 534,390 net rentable square feet. The Company closed the transaction effective July 1, 1998 and expects to record a gain for financial reporting purposes of approximately $3.3 million on the sale in the third quarter. The Company anticipates that the taxable gain from this transaction will be deferred through a Section 1031 like-kind exchange and, accordingly, no special dividend of the capital gain will be required.

      Parkway sold three non-core and other assets during the six months that resulted in gains for financial reporting purposes of $1,339,000 and net proceeds of $2,726,000. At June 30, 1998, non-
core  assets  other than mortgage loans totaled $4,408,000.   The
Company expects to continue its efforts to liquidate these assets.

      Notes payable to banks totaled $24,353,000 at June 30, 1998 and are the result of advances under bank lines of credit to purchase additional office properties.

      Mortgage notes payable without recourse increased a net $76,719,000 due to the funding of $78,866,000 of a $97,000,000 fixed rate loan and scheduled principal payments of $2,147,000 during the six months ended June 30, 1998 on existing notes payable without recourse. The Company expects to continue seeking fixed rate, non-recourse mortgage financing at terms ranging from ten to fifteen years on select office building investments as additional capital is needed. The Company plans to maintain a ratio of debt to total market capitalization from 25% to 40% but anticipates that this ratio may exceed 40% although such ratio may from time to time temporarily exceed 40%, especially when the Company has incurred significant amounts of short term debt in connection with property acquisitions.

      Stockholders' equity increased $107,997,000 during the six months ended June 30, 1998 as a result of the following factors
(in thousands):

                                      Increase (Decrease)
                                      -------------------

       Net income                         $ 11,076
       Shares issued-preferred stock        66,250
       Shares purchased-treasury stock       (382)
       Dividend declared and paid          (7,761)
       Exercise of stock options               189
       Shares issued-stock offerings        38,560
       Shares issued in lieu of fees            65
                                          --------
                                          $107,997
                                           =======

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

RESULTS OF OPERATIONS

Comments are for the three months and six months ended June 30, 1998 compared to the three months and six months ended June 30, 1997.

      Net income available for common stockholders for the three months ended June 30, 1998 was $5,506,000 ($.50 per basic common share) as compared to $2,676,000 ($.43 per basic common share) for the three months ended June 30, 1997.

     Net income available for common stockholders for the six months ended June 30, 1998 was $11,076,000 ($1.00 per basic common share) as compared to $6,220,000 ($1.04 per basic common share) for the six months ended June 30, 1997.

      The primary reason for the increase in the Company's income before gains for 1998 as compared to 1997 is the reflection of the operations of the following office buildings subsequent to the date of purchase:

                Building              Purchase Date    Sq. Feet
     -------------------------------  -------------   ---------
     Forum II & III                      01/07/97       177,250
     Ashford II                          01/28/97        58,511
     Courtyard at Arapaho                03/06/97       200,726
     Charlotte Park Executive Center     03/18/97       187,207
     Meridian Building                   03/31/97       100,932
     Vestavia Centre                     04/04/97        75,880
     Sugar Grove                         05/01/97       122,682
     Lakewood                            07/10/97       118,750
     NationsBank                         07/31/97       296,725
     Fairway Plaza                       08/12/97        82,268
     First Tennessee Plaza               09/18/97       419,809
     Morgan Keegan Tower                 09/30/97       334,668
     Hightower Centre                    10/01/97        78,000
     First Little Rock Plaza             11/07/97       117,000
     Raytheon                            11/17/97       148,000
     Greenbrier Towers                   11/25/97       173,000
     Schlumberger                        01/21/98       155,000
     Brookdale Portfolio                 02/25/98     1,470,000
     SouthTrust                          03/31/98       196,000
     Atrium at Stoneridge                04/28/98       109,000
     River Oaks Office Plaza             05/01/98        73,000
     Pavilion Center                     06/30/98        44,000

      Operations of office building properties are summarized below (in thousands):

                         Three Months Ended   Six Months Ended
                              June 30             June 30
                        -------------------  -------------------
                           1998      1997      1998     1997
                        --------- ---------  --------- ---------

     Income.............$ 24,981  $ 10,035   $ 44,626  $ 18,065
     Operating expense.. (10,411)   (4,039)   (18,655)   (7,459)
                        --------- ---------  --------- ---------
                          14,570     5,996     25,971    10,606
     Interest expense...  (2,063)   (1,270)    (4,130)   (2,542)
     Depreciation and
       amortization.....  (3,324)   (1,330)    (5,915)   (2,255)
     Minority interest..       -       (32)         -       (59)
                        --------- --------   --------- ---------
     Net Income         $  9,183  $  3,364   $ 15,926  $  5,750
                        ========= ========   ========= =========

      In addition to direct investments in office properties, the Company owns the Wink Office Building in New Orleans, Louisiana through a 50% ownership in the Wink/Parkway Partnership. Income from the partnership of $24,000 was recorded on the equity method of accounting during the six months ended June 30, 1998 and $19,000 during the six months ended June 30, 1997. At June 30, 1998, the carrying value of this investment totaled $327,000.

     Operations of other real estate properties held for sale are summarized below (in thousands):

                         Three Months Ended   Six Months Ended
                              June 30             June 30
                        -------------------  -------------------
                           1998      1997      1998     1997
                        --------- ---------  --------- ---------

    Income from real
      estate properties $      -  $    134   $         $    440
    Real estate
      operating expenses     (44)      (76)       (73)     (293)
                        --------- ---------  --------- ---------
    Net income (loss)   $    (44) $     58   $    (73) $    147
                        ========= =========  ========= =========

      The increase in interest expense on office properties is primarily due to the mortgage loans assumed and/or new loans placed in 1997 and 1998. The average interest rate on Mortgage
Notes Payable as of June 30, 1998 was 7.4%.

     The $2,976,000 increase in interest expense on banks notes for the six month ending June 30, 1998 compared to the six months ending June 30, 1997 is primarily due to advances made on existing bank lines of credit for purchases of office properties in the first six months of 1998 and an advance of $75,000,000 on an unsecured loan from NationsBank, NA. The NationsBank, NA facility required the negative pledge of the 13 office properties purchased February 25, 1998 and matures August 25, 1998. This loan was repaid in full on June 30, 1998 with proceeds from the 97,000,000 mortgage notes payable.


LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

      Cash and cash equivalents were $99,000 and $959,000 at June 30, 1998 and December 31, 1997, respectively. The Company generated $19,881,000 in cash flows from operating activities during the six months ending June 30, 1998 compared to $7,797,000 for the same period of 1997, an increase primarily attributable to the significant increase in the number of office properties owned by the Company. The Company experienced significant investing activity during the six months ending June 30, 1998 with a net of $212,196,000 being invested. In implementing its investment strategy, the Company used $211,459,000, not including closing costs and certain capitalized expenses, to purchase office properties and land held for sale while receiving net cash proceeds from the sale of non-core and other assets of $2,726,000. The Company also spent $4,350,000 to make capital improvements at its office properties. The Company received net proceeds of $41,180,000 from the sale of 1,307,428 shares of Common Stock and $63,630,000 from the sale of 2,650,000 shares of 8.75% Series A Preferred Stock during the six months of 1998. Cash dividends of $7,761,000 ($.70 per common share) were paid to shareholders, 13,088 shares of Common Stock were repurchased for a total of $382,000 and principal payments of $2,147,000 were made on mortgage notes payable during the six months ending June 30, 1998.

Liquidity

      At June 30, 1998, the Company had available $68,956,000 on its acquisition line of credit and $6,691,000 on its working capital line of credit. The Company plans to continue actively pursuing the purchase of office building investments that meet the Company's investment criteria and intends to use these lines of credit, proceeds from the sale of non-core assets and cash balances to fund those acquisitions. At June 30, 1998, the lines of credit had an interest rate equal to the 90-day LIBOR rate plus 1.40% (adjusted monthly), interest due monthly and annual commitment fees of .35%. In addition, both lines of credit have fees of .175% on the unused balances due quarterly. The interest rate on the notes was 7.07% as of August 11, 1998. The acquisition line of credit and the working capital line of credit matured June 30, 1998 and were extended to September 30, 1998.

     On June 30, 1998, the Company closed a $97,000,000 fixed rate mortgage loan at 6.945% that amortizes over a 15-year term and matures July 1, 2008. The loan was funded in two parts with $78,866,000 funded June 30, 1998 and $18,134,000 funded July 31,
1998. This loan is secured by 13 of the Company's office properties and was used to repay the NationsBank, NA loan of $75,000,000 and repay advances outstanding on bank lines of credit. The loan also contains a conversion feature that gives the Company an option to unsecure all or part of the loan upon receipt of an investment grade rating from two of the major rating agencies during the first 24 months of the loan.

     At June 30, 1998, the Company had $181,939,000 of non-recourse fixed rate mortgage notes payable with an average interest rate of 7.433% secured by office properties and
$24,353,000 drawn under bank lines of credit. Based on the Company's total market capitalization of approximately $599,250,000 at June 30, 1998 (using the June 30, 1998 closing price of $29.50 per share) the Company's debt represented approximately 34.4% of its total market capitalization. The Company plans to maintain a ratio of debt to total market capitalization from 25% to 40% although such ratio may from time to time temporarily exceed 40%, especially when the Company has incurred significant amounts of short term debt in connection with property acquisitions.

     Events subsequent to quarter-end are listed below.

     On July 1, 1998, the Company purchased a partnership owning the 171,800 square foot 111 East Capitol Building in Jackson, Mississippi for $11,350,000 in the Company's first UPREIT transaction. The Company assumed existing debt on the property of $5,647,000 at a rate of 8%. The building was constructed in 1983 and includes an attached 200-space two-level parking garage. The 111 East Capitol Building is located in the Central Business District of Jackson and was 83% occupied at June 30, 1998.

     On July 1, 1998 the Company closed the sale of its investment portfolio of four office properties located in Dallas, Texas for $53,250,000 in cash to Triad Properties Corporation, a Huntsville, Alabama-based private real estate investment and operating company. The Company expects to record a gain for financial reporting purposes of approximately $3.3 million on the sale in the third quarter. The Company anticipates that the taxable gain from this transaction will be deferred through a
Section  1031  like-kind  exchange and, accordingly,  no  special
dividend   of  the  capital  gain  was  required.   Approximately
$25,000,000 of the sale proceeds are held in trust under the like-
kind   exchange  rules,  pending  the  purchase  of   replacement
properties.

      On July 20, 1998, the Company purchased the 144,000 square foot Westvaco building in Richmond, Virginia for $13,030,000. The five-story office building was constructed in 1986 and is located in southwest Richmond in The Boulders office park. The building is currently 99%.

      On July 20, 1998, the Company purchased the 130,000 square foot Town Point Center building in Norfolk, Virginia for $10,700,000. The eleven-story office building was constructed in 1987 and is located in the central business district of Norfolk. The building is currently 76% leased to 18 tenants.

             On June 5, 1998, the Company's board of Directors approved the repurchase of 500,000 shares of the Company's Common Stock. Through August 11, 1998, 500,000 shares had been repurchased at an average price of $29.84. On August 5, 1998, the Company's Board of Directors approved the repurchase of an additional 500,000 shares of the Company's Common Stock.

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

     The following table presents the Company's FFO for the three
months  and  six  months  ended  June  30,  1998  and  1997   (in
thousands):
                         Three Months Ended   Six Months Ended
                              June 30             June 30
                        -------------------  -------------------
                           1998      1997      1998     1997
                        --------- ---------  --------- ---------
    Net income..........$ 6,520   $ 2,646    $12,090   $ 6,220
    Adjustments to
      derive funds
      from operations...
      Preferred
        Dividends....... (1,014)        -     (1,014)        -
      Depreciation and
        Amortization ...  3,324     1,329      5,915     2,254
      Minority interest
        depreciation....      -      (227)         -       (57)
      Equity earnings...    (12)       (7)       (24)      (19)
      Distributions from
        unconsolidated
        subsidiaries....      7        10         20        28
      Gain on real
        estate..........   (387)      (68)    (1,339)    1,574)
      Amortization of
        discounts,
        deferred gains
        and other.......     (2)        -         (4)       (1)

                        --------  --------   --------  --------
      Funds from
        Operations......$ 8,436   $ 3,918    $15,644   $ 6,851
                        ========  ========   ========  ========


     NAREIT has recommended supplemental disclosure concerning capital expenditures, leasing costs and straight-line rents which are given below (in thousands):


                        Three Months Ended    Six Months Ended
                             June 30              June 30
                        ------------------ -------------------
                          1998       1997     1998      1997
                        -------    -------  -------    -------

     Straight-line rents  $156  $ 60          $240       $122
     Building
       improvements        350        97       728        103
     Tenant improvements:
       New leases          238         8       294         93
       Lease renewals      353       587       461        624
     Leasing commissions:
       New leases          101        85       205     174
       Lease renewals      199       342       404     456
     Non-core asset
       improvements          -         -         -      22
     Leasing commissions
       amortized           152        70       292     108
     Upgrades on recent
       acquisitions      1,415       481     2,258        640

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

                  PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

          On June 5, 1998, the Company held its Annual Meeting of
Stockholders. At the Annual Meeting, the following nine directors were elected to serve until the next Annual Meeting.

                                        Vote           Vote
                                        For            Withheld

Daniel C. Arnold                   9,285,097           11,638
Roger P. Friou                     9,285,584           11,151
Martin L. Garcia                   9,285,440           11,295
Michael J. Lipsey                  9,285,877           10,858
Joe F. Lynch                       9,285,058           11,677
C. Herbert Magruder                9,284,937           11,798
W. Lincoln Mossop, Jr.             9,285,747           10,988
Steven G. Rogers                   9,286,804            9.931
Leland       R.      Speed                              9,285,553
11,182

           In Addition, the following item was also approved at the June 5, 1998 meeting:

          (1)  Approval of the amendment to the 1994 Stock Option Plan.

                    For            9,189,697
                    Against           71,010
                    Withheld          36,026



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         (a) Exhibit 4 - Articles Supplementary of the Company relating to the 8.75% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 1 to the Company'' Form 8-A filed April 24, 1998).

        (b) Exhibit   27  -  Financial  Data  Schedule   attached
             hereto.


         (c) Reports on Form 8-K



               (1)   8-K Filed April 22, 1998

                     Reporting the Sale of the Dallas Portfolio.

               (2)   8-K Filed April 28, 1998

                     Reporting the Preferred Stock Offering.



                           SIGNATURES
                           ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED:  August 14, 1998               PARKWAY PROPERTIES, INC.



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