Form 10-Q
period 1998-09-30
PARKWAY PROPERTIES INC
filed 1998-11-17
CIK 729237

Page 24 of 24
                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                ---------------------------------

                            FORM 10-Q

[x]       Quarterly Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934

          For Quarterly Period Ended September 30, 1998

                               or

[ ]       Transition Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934

       For the Transition Period from ________ to ________

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
                 Jackson, Mississippi 39225-4647
------------------------------------------------------------------
       (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code  (601) 948-4091
                                                    --------------

------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)


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

      10,109,266 shares of Common Stock, $.001 par value, were outstanding as of November 11, 1998.
                    PARKWAY PROPERTIES, INC.

                            FORM 10-Q

                         TABLE OF CONTENTS
              FOR THE QUARTER ENDED SEPTEMBER 30, 1998

        -----------------------------------------------------


                                                         Pages
                                                         -----

                   Part I. Financial Information

Item 1.  Financial Statements

   Consolidated Balance Sheets, September 30, 1998 and
     December 31, 1997                                       3

   Consolidated Statements of Income for the Three Months and
     Nine Months Ended September 30, 1998 and 1997           4

   Consolidated Statements of Cash Flow for the
     Nine Months Ended September 30, 1998 and 1997           6

   Consolidated Statements of Stockholders' Equity for the
     Nine Months Ended September 30, 1998 and 1997           7

   Notes to Consolidated Financial Statements                8

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations    12



                     Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                   23



                           Signatures

Authorized signatures                                       24





                    PARKWAY PROPERTIES, INC.
                   CONSOLIDATED BALANCE SHEETS
         (In thousands except share and per share data)

                                        September 30  December 31
                                            1998         1997
                                        ------------  -----------
                                        (Unaudited)
 Assets
 Real estate related investments:
   Office buildings.......................$565,383   $362,074
   Land held for development..............   1,721      1,721
   Accumulated depreciation............... (23,499)   (14,143)
                                          --------   --------
                                           543,605    349,652

   Land held for sale.....................   3,903      4,309
   Mortgage loans.........................     896      1,117
   Real estate partnership................     333        323
                                          --------   --------
                                           548,737    355,401
 Interest, rents receivable and other
   assets.................................  14,459     12,232
 Cash and cash equivalents................     809        959
                                          --------   --------
                                          $564,005   $368,592
                                          ========   ========


 Liabilities
 Notes payable to banks...................$ 14,025   $  6,473
 Mortgage notes payable without recourse.. 203,986    105,220
 Accounts payable and other liabilities...  18,451     12,158
                                          --------   --------
                                           236,462    123,851
                                          --------   --------


 Stockholders' Equity
 8.75% Series A Preferred stock, $.001 par
   value, 2,750,000 shares authorized and
   2,650,000 shares issued and
   outstanding in 1998....................  66,250          -
 Common stock, $.001 par value, 70,000,000
   shares authorized, 10,106,710 and
   9,765,176 shares issued and outstanding
   in 1998 and 1997, respectively.........      10         10
 Additional paid-in capital............... 223,885    213,461
 Retained earnings........................  37,398     31,270
                                          --------   --------
                                           327,543    244,741
                                          --------   --------
                                          $564,005   $368,592
                                          ========   ========


         See notes to consolidated financial statements.


                    PARKWAY PROPERTIES, INC.
               CONSOLIDATED STATEMENTS OF INCOME
             (In thousands, except per share data)

                                         Three Months Ended
                                             September 30
                                        ---------------------
                                          1998         1997
                                        --------     --------
                                             (Unaudited)
Revenues
Income from office properties           $24,839       $11,874
Income from other real estate
  properties                                  -           124
Interest on mortgage loans                   34            15
Management company income                   158           147
Interest on investments                      98            33
Dividend income                               -           195
Deferred gains and other income              53            36
                                        -------       -------
                                         25,182        12,424
                                        -------       -------
Expenses
Office properties:
  Operating expense                      10,594         5,219
  Interest expense:
    Contractual                           3,687         1,357
    Amortization of loan costs.              38            25
  Depreciation and amortization           4,290         1,540
Other real estate properties:
  Operating expense                          10            68
Interest expense on bank notes:
  Contractual                                47           527
  Amortization of loan costs                216            49
Management company expenses                 122            88
General and administrative                  847           863
                                        -------       -------
                                         19,851         9,736
                                        -------       -------
Income before gains and minority
  interest                                5,331         2,688

Gain (loss) on sales and minority
  interest
Gain (loss) on real estate held
  for sale and mortgage loans             3,547         (483)
Minority interest - unit holders             (1)           -
                                        -------      -------
Net income                                8,877        2,205

Dividends on preferred stock              1,450            -
                                        -------      -------
Net income available to common
  stockholders                          $ 7,427      $ 2,205
                                        =======      =======
Net income per common share:
  Basic                                 $   .70       $   .34
                                        =======       =======
  Diluted                               $   .69       $   .33
                                        =======       =======
Weighted average shares outstanding:
  Basic                                  10,611         6,532
                                        =======       =======
  Diluted                                10,734         6,675
                                        =======       =======

         See notes to consolidated financial statements.


                    PARKWAY PROPERTIES, INC.
                CONSOLIDATED STATEMENTS OF INCOME
              (In thousands, except per share data)

                                          Nine Months Ended
                                             September 30
                                        ---------------------
                                          1998         1997
                                        --------     --------
                                             (Unaudited)
Revenues
Income from office properties            $69,464      $29,939
Income from other real estate
  properties                                   -          564
Interest on mortgage loans                    97           47
Management company income                    391          398
Interest on investments                      113          363
Dividend income                               44          323
Deferred gains and other income              183          100
                                         -------     --------
                                          70,292       31,734
                                         -------     --------
Expenses
Office properties:
  Operating expense                       29,249       12,678
  Interest expense:
    Contractual                            7,767        3,856
    Amortization of loan costs                89           68
  Depreciation and amortization           10,205        3,795
  Minority interest                            -           59
Other real estate properties:
  Operating expense                           84          361
Interest expense on bank notes:
  Contractual                              3,153          657
  Amortization of loan costs                 785          126
Management company expense                   299          260
General and administrative                 2,579        2,540
                                         -------     --------
                                          54,210       24,400
                                         -------     --------
Income before gains and minority
  interest                                16,082        7,334

Gain on sales and minority interest
Gain on real estate held
  for sale and mortgage loans              4,886        1,091
Minority interest - unit holders              (1)           -
                                         -------      -------
Net income                                20,967        8,425

Dividends on preferred stock               2,464            -
                                         -------      -------
Net income available to common
  stockholders                           $18,503      $ 8,425
                                         =======      =======
Net income per common share:
  Basic                                  $  1.74      $  1.36
                                         =======      =======
  Diluted                                $  1.72      $  1.33
                                         =======      =======
Weighted average shares outstanding:
  Basic                                   10,619        6,182
                                         =======      =======
  Diluted                                 10,758        6,312
                                         =======      =======

         See notes to consolidated financial statements.


                    PARKWAY PROPERTIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOW
                         (In thousands)

                                          Nine Months Ended
                                             September 30
                                        ----------------------
                                          1998         1997
                                        ---------    ---------
                                             (Unaudited)
Operating activities
Net income.............................  $20,967     $ 8,425
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Depreciation and amortization........   10,205       3,795
  Gain on real estate held for
    sale and mortgage loans............   (4,886)     (1,091)
  Equity in earnings and other.........      (16)         (4)
  Changes in operating assets and
    liabilities:
      Decrease in receivables..........   (1,606)       (537)
      Increase in accounts payable and
        accrued expenses...............    3,440       4,392
                                         -------     -------
Cash provided by operating activities..   28,104      14,980
                                         -------     -------
Investing activities
Payments received on mortgage loans....      394          80
Purchase of real estate related
  investments.......................... (240,181)   (172,686)
Proceeds from sale of real estate
  held for sale and mortgage loans.....   55,853       5,665
Improvements to real estate related
  investments..........................   (7,654)     (3,290)
                                         -------     -------
Cash used in investing activities...... (191,588)   (170,231)
                                         -------     -------
Financing activities
Principal payments on mortgage notes
  payable..............................   (4,196)     (1,777)
Proceeds from long term financing......   97,000           -
Proceeds from bank borrowings..........  167,530      98,149
Principal payments on bank borrowings.. (159,978)    (89,949)
Stock options exercised................      307         315
Dividends paid on common stock.........  (12,375)     (5,352)
Dividends paid on preferred stock......   (1,256)          -
Proceeds from sale of stock............  104,810     146,298
Purchase of company stock..............  (28,508)          -
                                         -------     -------
Cash provided by financing activities..  163,334     147,684
                                         -------     -------

Decrease in cash and cash equivalents..     (150)     (7,567)

Cash and cash equivalents at beginning
  of period............................      959       8,053
                                         -------     -------
Cash and cash equivalents at end of
  period...............................  $   809     $   486
                                         =======     =======


         See notes to consolidated financial statements.



                    PARKWAY PROPERTIES, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (In thousands)


                                           Nine Months Ended
                                              September 30
                                         --------------------
                                           1998         1997
                                         --------    --------
                                              (Unaudited)

8.75% Series A Preferred stock,
       $.001 par value
  Balance at beginning of period......   $     -     $      -
  Shares issued.......................    66,250            -
                                        --------     --------
  Balance at end of period............    66,250            -
                                        --------     --------

Common stock, $.001 par value
  Balance at beginning of period......        10            4
  Shares issued - stock offerings.....         1            5
  Purchase of company stock...........        (1)           -
                                        --------     --------
  Balance at end of period............        10            9
                                        --------     --------

Additional paid-in capital
  Balance at beginning of period......   213,461       52,356
  Stock options exercised.............       307          368
  Shares issued - stock offerings.....    38,559      146,294
  Purchase of company stock...........   (28,507)           -
  Shares issued in lieu of fees.......        65            -
                                        --------     --------
  Balance at end of period............   223,885      199,018
                                        --------     --------

Retained earnings
  Balance at beginning of period......    31,270       25,548
  Net income..........................    20,967        8,425
  Preferred stock dividends declared..    (2,464)           -
  Common stock dividends declared
      and paid........................   (12,375)      (5,352)
                                        --------     --------
  Balance at end of period............    37,398       28,621
                                        --------     --------

Total stockholders' equity............  $327,543     $227,648
                                        ========     ========


         See notes to consolidated financial statements.


Parkway Properties, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 1998

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
                                            Nine Months Ended
                                               September 30
                                         ------------------------
                                            1998         1997
                                         -----------  -----------

     Cash paid for interest........      $10,920,000  $ 4,307,000
     Mortgage assumed in purchase..      $ 5,647,000  $ 6,910,000

(4)  Acquisitions and Dispositions

     On January 21, 1998, the Company purchased the Schlumberger Building (formerly known as the Veritas Technology Center) in Houston, Texas for $12,200,000. The Schlumberger Building is a five-story office building comprising approximately 155,000 square feet located in the Energy Corridor submarket of West Houston. The building is situated on approximately 9.4 acres of land and offers 450 surface parking spaces.

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

     On March 31, 1998, the Company purchased the SouthTrust Bank Building in St. Petersburg, Florida for $17,440,000. The SouthTrust Bank Building is a seventeen-story 196,000 rentable square foot office building overlooking Tampa Bay in downtown St. Petersburg. The building has an attached parking garage accommodating 192 spaces.

      On April 28, 1998, the Company purchased the 109,000 square foot Atrium at Stoneridge building in Columbia, South Carolina for $8,330,000. The six-story office building was constructed in 1986. Atrium at Stoneridge is located two miles northwest of the Columbia CBD in the St. Andrews sub-market.

     On May 1, 1998, the Company purchased the 73,000 square foot River Oaks Office Plaza in Jackson, Mississippi for $4,400,000. The project consists of two garden-style, two-story buildings constructed in 1981 and includes 326 surface parking spaces. River Oaks Office Plaza is located in the Lakeland Drive sub-market of Jackson.

     On June 30, 1998, the Company purchased the 44,000 square foot Pavilion Center in Atlanta, Georgia for $4,500,000. The three-story office building was constructed in 1984. Pavilion is located immediately off of Georgia Highway 400 in the North Fulton sub-market.

     On July 1, 1998, the Company purchased a partnership owning the 172,000 square foot 111 East Capitol Building in Jackson, Mississippi for $11,350,000 including 1,318 operating partnership units of Parkway Properties LP and the assumption of a $5,647,000 mortgage note payable. This acquisition has been accounted for using the purchase method of accounting. The total purchase price has been allocated on the basis of fair values of the assets acquired and liabilities assumed. The mortgage note payable, which has a stated rate of 8% has been recorded at $5,962,000 to reflect it at fair value based on the Company's current incremental borrowing rate of 7%. The building was constructed in 1983 and includes an attached 200-space two-level parking garage. The 111 East Capitol Building is located in the Central Business District of Jackson.

     On July 1, 1998, the Company closed the sale of its investment portfolio of four office properties located in Dallas, Texas for net proceeds of $52,536,000 in cash to Triad Properties Corporation, a Huntsville, Alabama-based private real estate investment and operating company. The Company recorded a gain for financial reporting purposes of $3,292,000 on the sale in the third quarter. The Company anticipates that the taxable gain from this transaction will be deferred through a Section 1031 like-kind exchange and, accordingly, no special dividend of the capital gain will be required. At September 30, approximately $1,600,000 of the sale proceeds remain in trust under the like-kind exchange rules, pending the purchase of replacement properties.

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

(5)  Subsequent Events

     On October 7, 1998, the Company closed a three year $150 million unsecured credit facility with a consortium of 14 banks arranged by Chase Securities, Inc. The interest rate on the new line of credit is equal to LIBOR plus 112.5 to 137.5 basis points, depending upon overall company leverage, with the current rate set at LIBOR plus 125 basis points, or 6.625%. The new credit facility reflects a 15 basis point interest rate reduction (based on current leverage) and a $50 million increase over the previous lines of credit, which were secured lines of credit. The lead agent for the credit facility is Chase Bank of Texas, which is joined by a syndicate of banks including PNC Bank, serving as documentation agent, Wells Fargo Bank, First Union National Bank, SouthTrust Bank, AmSouth Bank, First National Bank of Commerce, Compass Bank, First Tennessee Bank, Hibernia National Bank, First American National Bank operating as Deposit Guaranty National Bank, Comerica Bank, Trustmark National Bank, and Bancorp South Bank.

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

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Company has no derivative or hedging instruments outstanding, therefore, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

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

      On June 5, 1998, the Company's Board of Directors approved the repurchase of 500,000 shares of the Company's Common Stock. On August 5, 1998, the Company's Board of Directors approved the repurchase of an additional 500,000 shares of the Company's Common Stock. As of October 7, 1998, the Company completed the purchase of 1,000,000 shares at an average price of $28.72. The purchase represents approximately 9% of the shares outstanding before the repurchase program was initiated.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Comments  are  for  the balance sheet dated  September  30,  1998 compared to the balance sheet dated December 31, 1997.

      During the first nine months of 1998, the Company purchased twenty-one office properties and sold four office properties and miscellaneous non-core and other assets. Total assets increased $195,413,000 and office properties (before depreciation) increased $203,309,000 or 56%.

      Parkway's direct investment in office buildings increased $193,953,000 net of depreciation to a carrying amount of
$543,605,000 at September 30, 1998 and consisted of 48 properties. During the nine months ending September 30, 1998, Parkway purchased 21 office properties as detailed below.

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

     On May 1, 1998, the Company purchased the 73,000 square foot
River  Oaks  Office Plaza in Jackson, Mississippi for $4,400,000.
The project consists of two garden-style, two-story buildings and includes 326 surface parking spaces.

      On June 30, 1998, the Company purchased the Pavilion Center in Atlanta, Georgia for $4,500,000. The Pavilion Center is a three-story 44,000 square foot office building.

     On July 1, 1998, the Company purchased a partnership owning the 172,000 square foot 111 East Capitol Building in Jackson, Mississippi for $11,350,000 including 1,318 operating partnership units of Parkway Properties LP and the assumption of a $5,647,000 mortgage note payable. This acquisition has been accounted for using the purchase method of accounting. The total purchase price has been allocated on the basis of fair values of the assets acquired and liabilities assumed. The mortgage note payable, which has a stated rate of 8% has been recorded at $5,962,000 to reflect it at fair value based on the Company's current incremental borrowing rate of 7%. The building was constructed in 1983 and includes an attached 200-space two-level parking garage. The 111 East Capitol Building is located in the Central Business District of Jackson.

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

      During the nine months ending September 30, 1998, the Company also capitalized building improvements and additional purchase expenses of $7,833,000 and recorded depreciation expense of $9,690,000.

     On July 1, 1998 the Company closed the sale of its investment portfolio of four office properties located in Dallas, Texas for net proceeds of $52,536,000. The Company recorded a gain for financial reporting purposes of $3,292,000 on the sale in the third quarter. The Company anticipates that the taxable gain from this transaction will be deferred through a Section 1031 like-kind exchange and, accordingly, no special dividend of the capital gain will be required. At September 30, 1998, approximately $1,600,000 of the sale proceeds remain in trust under the like-kind exchange rules, pending the purchase of replacement properties. The decision to sell the Company's four office buildings in Dallas was based on management's belief that the significant amount of development and proposed development of office properties in the Dallas market may have the effect of depressing the recent growth in rental rates. The Company routinely evaluates changes in market conditions that indicate an opportunity or need to sell properties within those markets in order to maximize shareholder value.

       Parkway sold various non-core and other assets during the nine months that resulted in gains for financial reporting purposes of $1,424,000 and net proceeds of $3,317,000. At September 30, 1998, non-core assets other than mortgage loans totaled $3,903,000. The Company expects to continue its efforts to liquidate these assets.

      Mortgage loans decreased $394,000 due to principal payments received and increased $173,000 due to the amortization of interest rate valuations on mortgage loans. Of the total principal payments received, $336,000 is attributable to a payoff of a mortgage loan. Due to the early pay off of the mortgage loan, $170,000 was recognized as a gain on mortgage loan. The gain represented the remaining interest rate valuation upon payoff.

      Notes payable to banks totaled $14,025,000 at September 30, 1998 and are the result of advances under bank lines of credit to purchase additional office properties and company stock.

      Mortgage notes payable without recourse increased a net $98,766,000 due to the funding of a $97,000,000 fixed rate loan, the assumption of existing debt on the 111 East Capitol Building recorded at a rate of 7% in the amount of $5,962,000, net of a valuation allowance of $315,000, and scheduled principal payments of $4,196,000 during the nine months ended September 30, 1998 on existing notes payable without recourse. The Company expects to continue seeking fixed rate, non-recourse mortgage financing at terms ranging from ten to fifteen years on select office building investments as additional capital is needed. The Company plans to maintain a ratio of debt to total market capitalization from 25% to 40% although such ratio may from time to time temporarily exceed 40%, especially when the Company has incurred significant amounts of short term debt in connection with property acquisitions.

      Stockholders' equity increased $82,802,000 during the nine months ended September 30, 1998 as a result of the following factors (in thousands):

                                            Increase (Decrease)
                                            -------------------

  Net income                                      $20,967
  Shares issued-preferred stock                    66,250
  Shares purchased-company stock                  (28,508)
  Preferred stock dividends declared               (2,464)
  Common stock dividends declared and paid        (12,375)
  Exercise of stock options                           307
  Shares issued-stock offerings                    38,560
  Shares issued in lieu of directors fees              65
                                                 --------
                                                  $82,802
                                                 ========

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

      On June 5, 1998, the Company's Board of Directors approved the repurchase of 500,000 shares of the Company's common stock. On August 5, 1998, the Company's Board of Directors approved the repurchase of an additional 500,000 shares of the Company's common stock. As of September 30, 1998, the Company completed the purchase of 992,681 shares at an average price of $28.72. The purchase represents approximately 9% of the shares outstanding before the repurchase program was initiated.

RESULTS OF OPERATIONS

Comments are for the three months and nine months ended September
30,  1998  compared  to the three months and  nine  months  ended
September 30, 1997.

      Net income available for common stockholders for the three months ended September 30, 1998 was $7,427,000 ($.70 per basic common share) as compared to $2,205,000 ($.34 per basic common share) for the three months ended September 30, 1997.

     Net income available for common stockholders for the nine months ended September 30, 1998 was $18,503,000 ($1.74 per basic common share) as compared to $8,425,000 ($1.36 per basic common share) for the nine months ended September 30, 1997.

      The primary reason for the increase in the Company's income before gains for 1998 as compared to 1997 is the reflection of the operations of the following office buildings subsequent to the date of purchase:

                Building              Purchase Date    Sq. Feet
     -------------------------------  -------------   ---------
     Forum II & III                    01/07/97       177,000
     Ashford II                        01/28/97        59,000
     Courtyard at Arapaho              03/06/97       201,000
     Charlotte Park Executive Center   03/18/97       187,000
     Meridian Building                 03/31/97       101,000
     Vestavia Centre                   04/04/97        76,000
     Sugar Grove                       05/01/97       123,000
     Lakewood                          07/10/97       119,000
     NationsBank                       07/31/97       297,000
     Fairway Plaza                     08/12/97        82,000
     First Tennessee Plaza             09/18/97       430,000
     Morgan Keegan Tower               09/30/97       335,000
     Hightower Centre                  10/01/97        78,000
     First Little Rock Plaza           11/07/97       116,000
     Raytheon                          11/17/97       148,000
     Greenbrier Towers                 11/25/97       174,000
     Schlumberger                      01/21/98       155,000
     Brookdale Portfolio               02/25/98     1,470,000
     SouthTrust                        03/31/98       196,000
     Atrium at Stoneridge              04/28/98       109,000
     River Oaks Office Plaza           05/01/98        73,000
     Pavilion Center                   06/30/98        44,000
     111 East Capitol Building         07/01/98       172,000
     Town Point Center                 07/20/98       130,000
     Westvaco Building                 07/20/98       144,000

      On July 1, 1998, the Company sold its investment portfolio of four office properties in Dallas, Texas for net proceeds of $52,536,000. The portfolio included Courtyard at Arapaho, Fairway Plaza and two properties acquired in the Brookdale Portfolio.

      Operations of office building properties are summarized below (in thousands):
                        Three Months Ended  Nine Months Ended
                           September 30       September 30
                       ------------------- -------------------
                          1998      1997      1998    1997
                       --------- --------- --------- ---------
     Income............ $24,839  $ 11,874   $69,464  $ 29,939
     Operating expense. (10,594)   (5,219)  (29,249)  (12,678)
                        ------------------ --------- ---------
                         14,245     6,655    40,215    17,261
     Interest expense..  (3,725)   (1,382)   (7,856)   (3,924)
     Depreciation and
       amortization....  (4,290)   (1,540)  (10,205)   (3,795)
     Minority interest.       -         -         -       (59)
                       --------- --------- --------- ---------
     Net Income........  $6,230  $  3,733   $22,154  $  9,483
                        ================== ========= =========

      In addition to direct investments in office properties, the Company owns the Wink Office Building in New Orleans, Louisiana through a 50% ownership in the Wink/Parkway Partnership. Income from the partnership of $35,000 was recorded on the equity method of accounting during the nine months ended September 30, 1998 and $30,000 during the nine months ended September 30, 1997. At September 30, 1998, the carrying value of this investment totaled $333,000.

     Operations of other real estate properties held for sale are summarized below (in thousands):

                         Three Months Ended   Nine Months Ended
                            September 30         September 30
                        -------------------  -------------------
                           1998      1997      1998     1997
                        --------- ---------  --------- ---------

    Income from real
      estate properties $      -  $    124   $      -  $    564
    Real estate
      operating expenses     (10)      (68)       (84)     (361)
                        --------- ---------  --------- ---------
    Net income (loss)   $    (10) $     56   $    (84) $    203
                        ========= =========  ========= =========

      The increase in interest expense on office properties is primarily due to the mortgage loans assumed and/or new loans placed in 1997 and 1998. The average interest rate on Mortgage
Notes Payable as of September 30, 1998 was 7.2%.

     The $2,496,000 increase in interest expense on banks notes for the nine months ending September 30, 1998 compared to the nine months ending September 30, 1997 is primarily due to advances made on existing bank lines of credit for purchases of office properties and company stock in the first nine months of 1998 and an advance of $75,000,000 on an unsecured loan from NationsBank, NA. The NationsBank, NA facility required the negative pledge of the 13 office properties purchased February 25, 1998 and matured August 25, 1998. This loan was repaid in full on June 30, 1998 with proceeds from the 97,000,000 mortgage notes payable.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

    Cash and cash equivalents were $809,000 and $959,000 at September 30, 1998 and December 31, 1997, respectively. The Company generated $28,104,000 in cash flows from operating activities during the nine months ending September 30, 1998 compared to $14,980,000 for the same period of 1997, an increase primarily attributable to the significant increase in the number of office properties owned by the Company. The Company experienced significant investing activity during the nine months ending September 30, 1998 with a net of $191,588,000 being invested. In implementing its investment strategy, the Company used $240,577,000 not including closing costs and certain capitalized expenses, to purchase office properties and land held for sale while receiving net cash proceeds from the sale of non-core and other assets of $3,317,000 and net cash proceeds of $52,536,000 from the sale of four office properties located in Dallas, Texas. The Company also spent $7,654,000 to make capital improvements at its office properties. The Company received net proceeds of $41,180,000 from the sale of 1,307,428 shares of Common Stock and $63,630,000 from the sale of 2,650,000 shares of 8.75% Series A Preferred Stock during the nine months of 1998. Cash dividends of $12,375,000 ($1.15 per common share) were paid to shareholders, 992,681 shares of Common Stock were repurchased for a total of $28,508,000 and principal payments of $4,196,000 were made on mortgage notes payable during the nine months ending September 30, 1998.

Liquidity

     The Company plans to continue actively pursuing the purchase of office building investments that meet the Company's investment criteria and intends to use bank lines of credit, proceeds from the sale of non-core assets and cash balances to fund those acquisitions. At September 30, 1998, the Company had $14,025,000 outstanding under two bank lines of credit. These lines of credit matured on September 30, 1998 and were replaced with a $10,000,000 line of credit with First American Bank, operating as Deposit Guaranty National Bank (the "$10 million line"), and a $150,000,000 line of credit with a consortium of 14 banks with Chase Bank of Texas, National Association serving as the lead agent (the "$150 million line").

     The $10 million line is unsecured and is expected to fund the daily cash requirements of the Company's treasury management system. This line of credit matures September 30, 2001 and has an interest rate equal to the 30 day LIBOR rate plus 112.5 to
137.5 basis points, depending upon overall Company leverage, with the current rate set at LIBOR plus 125 basis points. The Company paid a facility fee of 40 basis points ($40,000) upon closing of the loan and will pay an annual administration fee of $3,000. The Company will also pay unused fees based upon overall Company leverage, with the current rate set at the maximum of 25 basis points.

     The $150 million line is also unsecured and is expected to fund acquisitions of additional office building investments. This line of credit matures October 7, 2001 and has an interest rate equal to the LIBOR rate plus 112.5 to 137.5 basis points, depending upon overall Company leverage, with the current rate set at LIBOR plus 125 basis points. The Company paid a facility fee of $150,000 and upfront fees of $432,500 (28.8 basis points) upon closing of the loan and will pay an annual administration fee of $37,500. The Company will also pay unused fees based upon overall Company leverage, with the current rate set at the maximum of 25 basis points.

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

     At September 30, 1998, the Company had $203,986,000 of non-recourse fixed rate mortgage notes payable with an average interest rate of 7.175% secured by office properties and
$14,025,000 drawn under bank lines of credit. Based on the Company's total market capitalization of approximately $592,556,000 at September 30, 1998 (using the September 30, 1998 closing price of $30.50 per share) the Company's debt represented approximately 36.8% of its total market capitalization. The Company plans to maintain a ratio of debt to total market capitalization from 25% to 40% although such ratio may from time to time temporarily exceed 40%, especially when the Company has incurred significant amounts of short term debt in connection with property acquisitions.

     The Company presently has plans to make capital improvements at its office properties in 1998 of approximately $15,000,000. These expenses include tenant improvements, capitalized acquisition costs and capitalized building improvements. Approximately $8,000,000 of these improvements relate to upgrades on properties acquired in 1996, 1997 and 1998 that were anticipated at the time of purchase. All such improvements are expected to be financed by cash flow from the properties and advances on bank lines of credit.

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

     The following table presents the Company's FFO for the three months and nine months ended September 30, 1998 and 1997 (in thousands):

                         Three Months Ended   Nine Months Ended
                            September 30         September 30
                        -------------------  -------------------
                           1998      1997      1998     1997
                        --------- ---------  --------- ---------
    Net income           $8,877   $2,205    $20,967    $8,425
    Adjustments to
      derive funds
      from operations:
      Preferred
        Dividends        (1,450)       -     (2,464)        -
      Depreciation and
        amortization      4,290    1,540     10,205     3,795
      Minority interest
        depreciation          -        1          -       (56)
      Equity in earnings    (12)     (11)       (35)      (30)
      Distributions from
        unconsolidated
        subsidiaries          5        -         24        27
      (Gain) loss on
        real estate      (3,547)     483     (4,886)   (1,091)
      Amortization of
        discounts,
        deferred gains
        and other            (1)       -         (5)       (1)

                        --------  --------  --------  --------
      Funds from
        Operations       $8,162   $4,218    $23,806   $11,069
                        ========  ========  ========  ========

     NAREIT has recommended supplemental disclosure concerning capital expenditures, leasing costs and straight-line rents which are given below (in thousands):

                         Three Months Ended  Nine Months Ended
                            September 30        September 30
                         ------------------ -------------------
                            1998      1997     1998      1997
                          -------   -------  -------    -------

     Straight-line rents  $  223    $   95   $  462     $  217
     Building
       improvements          474        68    1,202        171
     Tenant improvements:
       New leases             54        42      348        135
       Lease renewals        399        17      861        641
     Leasing commissions:
       New leases            111       228      316        402
       Lease renewals        320       614      724      1,070
     Non-core asset
       improvements            -         5        -         27
     Leasing commissions
       amortized             181       120      473        228
     Upgrades on recent
       acquisitions        1,944       204    4,202        844

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

Impact of Year 2000

     At the end of 1997, the Company formed a Y2K Committee of employees to identify, assess and prepare for the upcoming Year 2000 Issue. The Year 2000 Issue refers to the inability of many existing computer programs to properly recognize a year that begins with "20" instead of "19" which, in programs that are time-sensitive, may result in a variety of problems ranging from miscalculations to the failure of entire systems.

     The Company's plan to address this issue includes making  an inventory of the Company's systems, contacting our suppliers  and
vendors,   prioritizing   the  problem  areas   and   appropriate
contingency planning.

     The Company operates in a PC-based environment and maintains its accounting, property and internal control systems utilizing non-proprietary software systems. The Company has contacted vendors of its significant software systems and received representations that all such software systems are Year 2000 compliant, or will be changed prior to June 30, 1999 to be Year 2000 compliant. All major computer hardware that supports the Company's local area network and wide-area network has been purchased within the past 18 months and is believed, based upon representations by the vendors, to be Year 2000 compliant.

     The Company is in the process of evaluating it's building systems, such as heating, air conditioning, elevators, and security systems to determine Year 2000 compliance. The Company has issued each property a compliance plan which outlines the basic steps in identifying, assessing, correcting and testing building systems or "embedded items" that may be potentially non-compliant. Each building system should be assessed by the fourth quarter of 1998 and implementation and testing should be complete by the end of the first quarter of 1999. In addition, the Company has sent correspondence to all tenants in order to keep them advised of the Year 2000 Issue and of our commitment to minimize to the greatest extent possible business interruptions related to the Year 2000 Issue.

     The cost associated with the Year 2000 analysis and the remediation of known Year 2000 issues is estimated to be immaterial. Such costs have been and will continue to be expensed as incurred. To date, the Company has incurred and expensed immaterial amounts for assessment of the Year 2000 Issue. As noted above, however, the Company's evaluation of Year 2000 issues is continuing and there can be no assurance that said evaluation will not uncover Year 2000 issues that will cause the Company to incur material costs.

     Based on the completion and the results of the above stages of analysis on the Year 2000 Issue, contingency plans are expected to be developed to take the necessary and feasible precautions against problems which could be caused by third parties not within our control. In addition, the Company will continue its review of internal systems and others that are under its direct control. This process will be ongoing for the remainder of 1998 and is expected to extend into 1999.

Forward-Looking Statements

      In addition to historical information, certain sections of this Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those pertaining to the Company's capital resources, profitability and portfolio performance. Forward-looking statements involve numerous risks and uncertainties. The following factors, among others discussed herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: defaults or non-renewal of leases, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to qualify as a real estate investment trust under the Internal
Revenue Code of 1986, as amended (the "Code"), environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws, increases in real property tax rates and the ability of the Company and the parties on which the Company relies to successfully comply with the Year 2000 issues. The success of the Company also depends upon the trends of the economy, including interest rates, income tax laws, governmental
regulation,  legislation,  population  changes  and  those   risk
factors discussed elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as the date hereof. The Company assumes no obligation to update forward-looking statements.


                    PARKWAY PROPERTIES, INC.

                  PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          (a)  (27) - Financial Data Schedule attached hereto.

                         (99)(a)   Credit Agreement among Parkway
                         Properties  LP,  Chase  Bank  of  Texas,
                         National  Association,  and  PNC   Bank,
                         National  Association and  the  Lenders.
                         (Incorporated   by  reference   to   the
                         Registrant's Form 8-K filed November 12,
                         1998.)

                         (99)(b)   Form of Note by Parkway
                         Properties LP as maker and Chase Bank of
                         Texas,  National Association  as  agent.
                         (Incorporated   by  reference   to   the
                         Registrant's Form 8-K filed November 12,
                         1998.)

          (b)  Reports on Form 8-K

               (1)       8-K Filed July 1, 1998

                         Reporting the Sale  of  the
                         Dallas Portfolio, and the purchase of the 111 East Capitol Building.

               (2)       8-K/A Filed July 20, 1998

                         Reporting     Financial
                         Statements and Exhibits and the opinion of Jaeckle Fleischmann & Mugel, LLP regarding tax matters.



                           SIGNATURES
                           ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED:  November 16, 1998             PARKWAY PROPERTIES, INC.



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