Form 10-K
period 1998-12-31
PARKWAY PROPERTIES INC
filed 1999-03-30
CIK 729237

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1998

                                  or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ...... to ......
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

      Securities registered pursuant to Section 12(b) of the Act:
                     Common Stock, $.001 Par Value
      8.75% Series A Cumulative Redeemable Stock $.001 Par Value
                        New York Stock Exchange

      Securities registered pursuant to Section 12(g) of the Act:
                                 None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES   X        NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 22, 1999 was $255,675,000.

      The number of shares outstanding in the registrant's class of common stock as of March 22, 1999 was 10,086,132.

                  DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference into Part III.

                             PART I

Item 1.  Business.

General development of business.

      Parkway Properties, Inc. ("Parkway" or the "Company") is a self-administered, self-managed real estate investment trust ("REIT") specializing in the operation, leasing, management, acquisition and financing of office properties in the
Southeastern United States and Texas. Parkway and its predecessors have been public companies engaged in the real estate business since 1971, and have successfully operated and grown through several major real estate cycles. At March 22,
1999, Parkway owned or had an interest in 52 office properties located in twelve states with an aggregate of approximately 6.9 million square feet of leasable space.

     The purchase of the SkyTel Centre (formerly Mtel Centre) in Jackson, Mississippi in July 1995 marked the implementation of the Company's business strategy of focused investment in office properties. As part of this strategy, the Company has (i) completed the acquisition of 52 office properties, encompassing approximately 7 million net rentable square feet, for a total investment of more than $610.2 million; (ii) sold or is in the process of selling all of its non-office assets and (iii) implemented self-management and self-leasing at its properties to promote a focus on tenant retention and superior service in meeting the needs of its tenants. Total investment is defined as purchase price plus estimated closing costs and anticipated capital expenditures during the first 12 months of ownership for tenant improvements, commissions, upgrades and capital improvements to bring the building up to the Company's standards.

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

     During 1998 and early 1999, the capital structure of Parkway has changed as a result of the following:

     a. The Company completed its reorganization into the UPREIT (Umbrella Partnership REIT) structure effective January 1, 1998. The Company anticipates that the UPREIT structure will enable it to pursue additional investment opportunities by having the ability to offer tax-advantaged operating partnership units to property owners in exchange for properties.

     b. On February 23, 1998, the Company completed the sale of 451,128 shares of common stock to a unit investment trust with net proceeds to the Company of $14,231,000.

     c.   On  March 11, 1998, the Company completed the  sale  of
          common  stock through the direct placement  of  855,900
          shares of common stock to institutional investors with net proceeds to the Company of $26,948,000.

     d    On  April 28, 1998, the Company completed the  sale  of
          2,400,000   shares   of  8.75%  Series   A   Cumulative

          Redeemable Preferred Stock with net proceeds to the Company of approximately $57,600,000. The underwriters in this transaction subsequently purchased an additional 250,000 shares of preferred stock under the over-allotment option. The exercise of the over-allotment option closed on May 6, 1998 with net proceeds to the Company of approximately $6,030,000.

     e. On June 5, 1998, the Company's Board of Directors approved the repurchase of 500,000 shares of the Company's common stock. On August 5, 1998, the Company's Board of Directors approved the repurchase of an additional 500,000 shares of the Company's common stock. As of October 7, 1998, the Company completed the purchase of 1,000,000 shares at an average price of $28.72. The purchase represents approximately 9% of the shares outstanding before the repurchase program was initiated.

     f. On July 1, 1998, the Company closed its first UPREIT unit transaction issuing 1,318 units in the purchase of the 111 Capitol Building.

     g. On March 2, 1999, the Board of Directors approved the repurchase of an additional 500,000 shares of the Company's common stock. As of March 22, 1999, 26,034 additional shares have been purchased at an average price of $28.39.

     Parkway has managed its properties in Jackson since 1990 and expanded its self-management beginning January 1, 1998 to office properties that it owned in Houston, Atlanta, St. Petersburg, Deerfield Beach, Richmond, Hampton Roads, Charlotte, Winston-Salem, Columbia, Knoxville and Memphis. In December 1998, the Company expanded its self-management to include Richmond and Chesapeake, Virginia and currently self-manages approximately 92% of its current portfolio on a net rentable square footage basis. In addition, the Company implemented self-leasing for renewals in late 1998 and currently self-leases approximately 83% of its current portfolio on a net rentable square footage basis. For new tenant leasing, which is a small portion of our business, we rely on and cooperate with the third party brokerage community. The Company benefits from a fully integrated management infrastructure, provided by its wholly-owned management subsidiary, Parkway Realty Services LLC ("Parkway Realty"). The Company plans to expand the self-management of its properties to all markets as its presence in those markets reaches the minimum net rentable square footage necessary to make it cost efficient to self-manage. The Company believes self-management will result in better customer service, higher tenant retention and will allow the Company to enhance stockholder value through the application of its hands-on management style. The Company will consider selling buildings that cannot be self-managed. In addition to its owned properties, Parkway Realty currently manages and/or leases approximately one million net rentable square feet for third parties.

      Until December 31, 1996, Parkway operated as a real estate operating company. For the taxable years 1995 and 1996, Parkway paid virtually no federal income taxes ($64,000 in 1995 and none in 1996) primarily because Parkway had certain net operating losses ("NOLs") to shelter most of Parkway's income from such taxes. However, the increase in the number of outstanding common shares, which resulted from the completion of a private placement of common shares in June 1996 and Parkway's mergers during 1994 and 1995, caused the use of Parkway's NOLs to be significantly limited in any one year. The taxable income of the Company has increased significantly following the implementation of its strategy of focused investment in office properties. Accordingly, Parkway's Board of Directors determined that it was in the best interests of Parkway and its stockholders to elect to qualify Parkway as a REIT under the Code for the taxable year beginning January 1, 1997, which allows Parkway to be generally exempt from federal income taxes even if its NOLs are limited or exhausted, provided it meets various REIT requirements.

Business Objectives and Strategy of the Company

      Parkway's business objective is to maximize total return to stockholders over time primarily through increases in distributions and share price appreciation. During 1998, Parkway distributed $1.60 per share in dividends to shareholders which represents a 33.3% increase over the 1997 dividends distributed of $1.20 per share. Distributions in 1998 of $1.60 per share represent a payout of 53.2% of the Company's funds from operations ("FFO") for the year. The Company's dividend increase in 1998 was determined by the minimum distribution requirements of the REIT rules. See Item 7. "Management's Discussion and
Analysis of Financial Condition and Results of Operation" for discussion of FFO.

      Parkway's operating philosophy is based on the premise that Parkway is in the tenant retention business and further based on superior service to our customers, commitment to our employees, openness in all communication and simplicity. The Company believes that its focus on tenant retention will result in higher returns to its stockholders by maintaining a stabilized revenue stream and avoiding higher capital expenditures associated with new leases.

      For several years, Parkway has been engaged in a process of strategic planning and goal setting. The material goals and
objectives  of  Parkway's  earlier  strategic  plans  have   been
achieved, and have benefitted Parkway's stockholders through increased FFO and dividend payments per share. With the changing capital and real estate markets, Parkway has recently adopted a strategic plan that sets as its goal to increase Parkway's
FFO per share in an environment in which capital is not readily available. The goal of the new strategic plan is to increase Parkway's
FFO  per basic share  to $5.00 in 50 months (i.e., the end  of  2002);
hence  the plan is referred to as the "5 in 50 Plan."   The  Plan
sets  goals,  assigns responsibility for the attainment  of  such goals to a specific Parkway officer, and provides for follow up evaluations to determine whether the officer responsible for the attainment of each goal is moving toward success. The major goals include  realizing the embedded rental rate growth  in  Parkway's
existing   portfolio  of  office  properties,  making   net   new
investments of $50 million per year (for a total of $200 million) in office properties, selling Parkway's non-earning assets and redeploying the proceeds in office properties, increasing the overall occupancy of Parkway's office portfolio by one percentage point, and taking numerous other actions to generate additional cash flow from Parkway's properties. The 5 in 50 Plan is aggressive, but Parkway believes that its goals are attainable. Parkway believes that the assumptions on which the anticipated increases in FFO per basic share are based (e.g. anticipated rental rates, interest rates and capitalization rates on newly acquired office properties) are reasonable, but they are obviously subject to risks and uncertainties, many of which are beyond Parkway's control.
See "Management's Discussion and Analysis of Financial Condition and Results of Operation--Forward Looking Statements."

      Parkway generally seeks to acquire well-located Class A, A-or B+ (as classified within their respective markets) multi-story office buildings which are located in primary or secondary markets in the Southeastern United States and Texas, ranging in size from 50,000 to 500,000 net rentable square feet and which have current and projected occupancy levels in excess of 70% and adequate parking to accommodate full occupancy. The Company targets buildings which are occupied by a major tenant (or tenants) (e.g., a tenant that accounts for at least 30% of the building's total rental revenue and has at least five years remaining on its lease). Parkway strives to purchase office buildings at initial unleveraged yields on its total investment in the range of 9% to 11% per annum. The Company defines initial unleveraged yield as net operating income divided by total investment (as previously defined), where net operating income represents budgeted cash operating income for the current year at current occupancy rates and at rental rates currently in place with no adjustments for anticipated expense savings, increases in rental rates, additional leasing or straight line rent. Leases that expire during the year are assumed to renew at market rates unless interviews with tenants during pre-purchase due diligence indicate a likelihood that a tenant will not renew. In markets where the Company self-manages its properties, NOI also includes the net management fee expected to be earned during the year.
The Company also generally seeks to acquire properties whose total investment per net rentable square foot is at least 25% below estimated replacement cost and whose current rental rates are at or below market rental rates. While the Company seeks to acquire properties which meet all of the acquisition criteria, specific property acquisitions are evaluated individually and may fail to meet one or more of the acquisition criteria at the date of purchase. Since January 1, 1998, the Company has acquired 24 office properties aggregating approximately 2.8 million net rentable square feet for a total investment of approximately $268.1 million, or approximately $95 per net rentable square foot.

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

      Parkway's management team consists of experienced office property specialists with proven capabilities in office property
(i)  ownership; (ii) leasing; (iii) management; (iv) acquisition;
(v) financing; and (vi) re-positioning. The Company believes these capabilities will allow Parkway to continue to create office property value in all phases of the real estate cycle. Parkway's nine senior officers have an average of over 18 years of real estate industry experience, and have worked together at Parkway for an average of over 12 years. Management has developed a highly service-oriented management culture and believes that its proactive leasing, property management and asset management activities will result in higher tenant retention and rental rates and will continue to translate into enhanced stockholder value.

Dispositions

      Since January 1, 1995, Parkway has also pursued a strategy of liquidating its non-office assets and office building investments that no longer meet the Company's investment criteria and/or the Company has determined value will be maximized by selling and using the proceeds from such sales to acquire office properties in the Southeastern United States and Texas. In accordance with this strategy, since January 1, 1995, Parkway has sold non-core assets with a book value of approximately $44 million for approximately $67 million, resulting in an aggregate gain for financial reporting purposes of approximately $23 million. The book value of all remaining non-office building real estate assets and mortgage loans, all of which are for sale, was approximately $5.5 million as of December 31, 1998.

      On July 1, 1998 the Company closed the sale of its investment portfolio of four office properties located in Dallas, Texas for net proceeds of $52,471,000. The Company recorded a gain for financial reporting purposes of $3,226,000 on the sale. The decision to sell the Company's four office buildings in Dallas was based on management's belief that the significant amount of development and proposed development of office properties in the Dallas market may have the effect of depressing the growth in rental rates. The Company routinely evaluates changes in market conditions that indicate an opportunity or need to sell properties within those markets in order to maximize shareholder value. Currently, the Company is considering selling its single asset in Birmingham, Alabama.

Administration

      The  Company  is  self-administered  and  self-managed  and
maintains   its   principal   executive   offices   in   Jackson,
Mississippi. As of March 22, 1999, the Company had 153 employees.

       The operations of the Company are conducted from approximately 11,000 square feet of office space located at 188 East Capitol Street, One Jackson Place Suite 1000, Jackson, Mississippi. The building is owned by Parkway and is leased by Parkway at market rental rates. The Company maintains a website at www.parkwayco.com.

Item 2.  Properties.

General

      The Company invests principally in office buildings in the Southeastern United States and Texas, but is not limited to any specific geographical region or property type. Including office building acquisitions made through March 22, 1999, the Company has 52 office buildings comprising approximately 6.9 million square feet of office space located in twelve states.

      In addition, the Company has made an initial investment in the historic renovation of the Moore Building which is adjacent to a new Triple-A baseball stadium complex under development in downtown Memphis. The Moore Building was originally constructed in 1903 and will consist of approximately 175,000 rentable square feet. The Company will also construct a multi-level, 803-space parking garage to accommodate the building and stadium parking needs. This building is 100% pre-leased to three tenants under 15-year non-cancelable leases.

      Property acquisitions in 1998, 1997 and 1996 were funded through a variety of sources, including:

     a. Cash reserves and cash generated from operating activities,

     b. Sales of non-core assets, including real estate and mortgage loans,

     c.   Sales of office properties,

     d. Fixed rate, non-recourse mortgage financing at terms ranging from 10 to 15 years,

     e. Assumption of existing fixed rate, non-recourse mortgages on properties purchased,

     f. Sales of Parkway common stock and preferred stock, and

     g.        Advances on bank lines of credit.

Office Buildings

      The Company intends to hold its portfolio of office buildings for investment purposes. Other than the Moore Building discussed previously, the Company does not propose any program for the renovation, improvement or development of any of the office buildings, except as called for under the renewal of existing leases or the signing of new leases or improvements necessary to upgrade recent acquisitions to the Company's operating standards. All such improvements are expected to be financed by cash flow from the portfolio of office properties and advances on bank lines of credit.

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


      The following table sets forth certain information about office properties owned by the Company as of March 22, 1999:
                                                         Estimated
                                                          Average
                                        % of    Average   Market       % of
                            Total Net   Total     Rent      Rent       Leases      %
                             Rentable    Net      Per       Per       Expiring   Leased
                 Number of    Square  Rentable  Square    Square        in        as of
   Location     Properties     Feet     Feet    Foot(1)   Foot(2)     1999(3)    1/31/99
------------------------------------------------------------------------------------------
Houston, TX         11      1,625,000   23.4%    $15.33    $17.61       9.6%      95.2%
Jackson, MS          5        827,000   11.9%     16.20     17.75      12.5%      98.6%
Atlanta, GA          7        598,000    8.6%     17.13     18.25      18.0%      95.7%
Knoxville, TN        2        519,000    7.5%     14.19     15.09      16.4%      90.0%
Winston-Salem, NC    1        239,000    3.4%     19.21     19.00       7.3%     100.0%
Memphis, TN          3        662,000    9.6%     15.78     16.30       8.8%      91.0%
Columbia, SC         2        405,000    2.7%     13.66     15.50       9.8%      96.4%
Northern VA          3        220,000    3.2%     17.83     21.74       8.8%     100.0%
Chesapeake, VA       3        384,000    5.5%     15.53     16.33      11.2%      85.2%
Richmond, VA         6        499,000    7.2%     14.33     15.64      32.7%      95.9%
Ft. Lauderdale, FL   2        215,000    3.1%     16.82     19.36      15.3%      99.1%
All Others           7        749,000   13.9%     14.24     15.34      24.0%      93.1%
                    --      ---------  ------     -----     -----      -----      -----
                    52      6,942,000  100.0%    $15.55    $17.06      14.5%      94.6%
                    ==      =========  ======    ======    ======      =====      =====

(1) Average rent per square foot is defined as the weighted average current gross rental rate including escalations for occupied office space in the building as of January 31, 1999.

(2)  Estimated  average  market rent per square foot is based  upon  information obtained  from  (i) the Company's own experience in leasing  space  at  the properties;  (ii) leasing agents in the relevant markets  with  respect  to quoted  rental  rates  and  completed leasing transactions  for  comparable properties in the relevant markets; and (iii) publicly available data  with
     respect  thereto.   Estimated average market rent is weighted  by  the  net
     rentable square feet expiring in each property.

(3) The percentage of leases expiring in 1999 represents the ratio of square feet under leases expiring in 1999 divided by total net rentable square feet.

      The  following table sets forth scheduled lease expirations for properties owned  as of March 22, 1999 for leases executed as of January 31, 1999, assuming no tenant exercises renewal options:
                                                                 Weighted
                                                                 Average      Weighted
                                                                 Expiring     Estimated
                                                                  Gross        Average
                            Net                                   Rental     Market Rent
                         Rentable     Percent      Annualized    Rate Per      Per Net
     Year of    Number    Square      of Total       Rental    Net Rentable    Rentable
      Lease       of       Feet     Net Rentable     Amount       Square        Square
   Expiration   Leases   Expiring   Square Feet   Expiring(1)     Foot(2)      Foot (3)
   ----------   ------  ---------   ------------ ------------  ------------  -----------
      1999        278   1,005,000       14.5%    $ 14,677,000     $14.60       $16.56
      2000        190     863,000       12.4%      13,360,000      15.47        17.53
      2001        183     822,000       11.8%      13,019,000      15.85        17.11
      2002        106     893,000       12.9%      13,994,000      15.67        16.96
      2003        110     942,000       13.6%      15,112,000      16.04        17.13
   Thereafter      78   2,045,000       29.4%      32,018,000      15.66        17.09
                  ---   ---------       -----    ------------      -----       ------
                  945   6,570,000       94.6%    $102,180,000     $15.55       $17.06
                  ===   =========       =====    ============     ======       ======

(1) Annualized rental amount expiring is defined as net rentable square feet expiring multiplied by the weighted average expiring annual rental rate per net rentable square foot.

(2) Weighted average expiring gross rental rate is the weighted average rental rate including escalations for office space.

(3) Estimated average market rent is based upon information obtained from (i) the Company's own experience in leasing space at the properties: (ii) leasing agents in the relevant markets with respect to quoted rental rates and completed leasing transactions for comparable properties in the relevant markets; and (iii) publicly available data with respect thereto.
     Estimated average market rent is weighted by the net rentable square feet expiring in each property.

Tenants

     The office properties are leased to approximately 945 tenants, which engage in  a  wide  variety  of  industries including  banking,  professional  services
(including  legal, accounting, and consulting), energy, financial  services  and telecommunications.  The following table sets forth information  concerning  the
20 largest tenants of the properties owned as of January 31, 1999 (in thousands, except square foot data):
                                          Annualized                              Lease
                               Square       Rental                              Expiration
           Tenant                Feet     Revenue (1)     Office Building          Date
----------------------------  ---------   -----------  -----------------------  ----------
SkyTel                          198,509      $3,014           (2)                  (2)
Morgan Keegan                   159,910       3,075    Morgan Keegan Tower        09/07
Schlumberger (GECO-PRAKLA)      152,917       2,429    Schlumberger               04/02
Raytheon Engineers
  and Constructors, Inc.        147,075       2,972    Raytheon Building          12/05
Burlington Resources            108,759       1,517    400 North Belt               (3)
First Tennessee Bank            101,536       1,422    First Tennessee Plaza      09/04
Westvaco Corporation            100,457       1,528    Westvaco                   01/06
DHL Airways                      98,649       1,552    One Commerce Green         10/04
Nabors Industries                98,020       1,608    One commerce Green         07/00
Womble Carlyle Sandridge
 and Rice PLLC                   94,431       1,812    BB&T Financial Center      06/05
NationsBank                      93,786       1,154    NationsBank Tower          06/06
Premier Health Systems, Inc.     92,523       1,449    Charlotte Park Executive
                                                        Center                    11/99
PGS Tensor Geophysical, Inc.     91,960       1,236    Tensor Building            03/05
Branch Banking & Trust (BB&T)    90,426       1,708    BB&T Financial Center,
                                                        Town Point Center          (4)
Technology Service Solution
 (an IBM/Kodak joint venture)    87,324       1,510    Meridian Building          06/01
Paracelsus Healthcare            61,086         985    One Commerce Green         02/03
Talus/Aeronomics                 60,352       1,208    Waterstone                 08/03
Tritel, Inc.                     59,221         937    111 Capitol, River Oaks      (5)
McNair Law Firm, P.A.            56,409         799    NationsBank Tower          09/02
Wilbur Smith Associates          56,287         672    NationsBank Tower          11/04
                              ---------     -------
                              2,009,637     $32,587
                              =========     =======

(1)  Annualized  Rental  Revenue  represents the gross  rental  rate  (including escalations) per square foot as of February 28, 1999, multiplied by the number of square feet leased by the tenant.

(2)  SkyTel,  a  service  provider in the telecommunications industry,  occupies
     155,927 net rentable square feet in SkyTel Centre which represents 59.7% of the total net rentable square feet of the building. This lease is non-cancelable, expires in July 2005 and includes a contractual rental increase in the 61st month of the lease term based on the corresponding increase in the  Consumer  Price Index since the inception of the lease.  In  addition,
     SkyTel  occupies  34,825 net rentable square feet in   One  Jackson  Place,
     which  represents  16.5%  of  the total net rentable  square  feet  of  the building,  under a lease that expires in June 2002 and 7,757  net  rentable square feet in 111 Capitol Building, which represents 4.3% of the total net rentable square feet of the building, under a lease that expires in January
     2002.

(3)  Burlington Resources occupies a total of 108,759 square feet under separate leases that expire as follows:  86,096 square feet in December 2006,  8,180 square feet in September 2004, 5,454 square feet in April 2001, 3,866 square feet in March 2002, 2,831 square feet in September 2002 and 2,332 square feet in
     August 2000.

(4) BB&T occupies a total of 90,426 square feet in two properties under separate leases that expire as follows: 84,168 square feet in December 2007 in Winston-Salem, North Carolina and 6,258 square feet in November 2001 in Chesapeake, Virginia.

(5) Tritel, Inc. occupies 59,221 square feet in two properties under separate leases that expire as follows: 36,265 square feet in November 2003, 15,898 square feet in March 2004 and 7,058 square feet that expire in November
     2008.

Non-Core Assets

      Since January 1, 1995, Parkway has pursued a strategy of liquidating its non-core assets and using the proceeds from such sales to acquire office properties. The Company defines non-core assets as all assets other than office properties which at December 31, 1998 consisted of land and mortgage loans. In accordance with this strategy, Parkway sold non-core assets with a book value of $9,235,000 for cash proceeds of $13,704,000 during 1998 and 1997. Aggregate gains for financial reporting purposes from sales, write-downs and deferred gains recognized on non-core assets during 1998 and 1997 were $4,469,000. The book value of all remaining non-office building real estate assets and mortgage loans, all of which are for sale, was $5,494,000 as of December 31, 1998. Of this amount, $4,599,000 represents undeveloped land with a carrying cost of approximately $67,000 annually. At December 31, 1998, the Company reclassed 17 acres of undeveloped land acquired with the purchase of Charlotte Park in 1997 with a carrying value of $1,721,000 from land held for development to land held for sale.

Item 3.  Legal Proceedings.

      The Company and its subsidiaries are, from time to time, parties to litigation arising from the ordinary course of their business. Management of Parkway does not believe that any such litigation will materially affect the financial position or operations of Parkway.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

                             PART II


Item  5.   Market  for  Registrant's Common  Equity  and  Related
Stockholder Matters.

     Effective August 22, 1996, the Company's common stock ($.001 par value) was listed and began trading on the New York Stock Exchange under the symbol "PKY". Prior to that date, the stock was traded in the over-the-counter market and was listed on the NASDAQ National Market System under the symbol "PKWY". The number of record holders of the Company's common stock at March 22, 1999, was 3,168.

      The following table sets forth, for the periods indicated, the high and low last reported sales prices per share of the Company's common stock and the per share cash distributions paid by Parkway during each quarter.

                    Year Ended                Year Ended
                 December 31, 1998         December 31, 1997
             ------------------------   ------------------------
                              Distri-                    Distri-
Qtr. Ended     High     Low   butions     High     Low   butions
----------   -------- ------- -------   -------- ------- -------
March 31     $34.875 $30.125   $ .35    $28.625  $23.875  $ .25
June 30       33.500  28.875     .35     26.875   21.625    .25
Sept. 30      30.938  25.813     .45     34.188   26.375    .35
Dec. 31       33.000  27.000     .45     34.938   31.750    .35
                               -----                      -----
                               $1.60                      $1.20
                               =====                      =====


     Common  Stock distributions during 1998 and 1997 ($1.60  and
$1.20 per share, respectively) were taxable as follows for federal income tax purposes:

                                          Year Ended
                                          December 31
                                        ---------------
                                         1998      1997
                                        -----     -----
     Ordinary income................... $1.52     $1.20
     Capital Gain......................   .04         -
     Unrecaptured Section 1250 Gain....   .04         -
                                        -----     -----
                                        $1.60     $1.20
                                        =====     =====


     The Company's shares of Series A 8.75% Cumulative Redeemable Preferred Stock are also listed for trading on the New York Stock Exchange and trade under the symbol "PKY PrA". The following table shows the high and low preferred share prices and per share distributions paid for each quarter of 1998 (no Preferred Shares were issued in 1997 or in the first quarter 1998) reported by the New York Stock Exchange.

                    Year Ended                Year Ended
                 December 31, 1998         December 31, 1997
             ------------------------   ------------------------
                              Distri-                    Distri-
Qtr. Ended     High     Low   butions     High     Low   butions
----------   -------- ------- -------   -------- ------- -------
March 31       N/A      N/A      N/A      N/A      N/A    N/A
June 30      $25.250 $23.9375    N/A      N/A      N/A    N/A
Sept. 30      24.875  21.6250   .47       N/A      N/A    N/A
Dec. 31       24.500  21.4375    .55      N/A      N/A    N/A
                               -----                      ---
                               $1.02                      N/A
                               =====                      ===

     As of March 22, 1999, there were 68 holders of record of the Company's 2,650,000 outstanding shares of Series A preferred stock. Preferred stock distributions during 1998 ($1.02 per share) were taxable as $.97 ordinary income, $.03 capital gain and $.02 unrecaptured Section 1250 gain.


Item 6.  Selected Financial Data.

                           Twelve   Twelve     Twelve    Twelve     Six      Twelve
                           Months    Months    Months    Months    Months    Months
                           12/31/98  12/31/97  12/31/96  12/31/95  12/31/94  06/30/94
                           --------  --------  --------  --------  --------  --------
                                     (In thousands, except per share data)
OPERATING DATA:
Revenues
  Rental income from
     office properties      $95,438   $45,799   $18,840    $6,918    $2,483    $4,768
  Other income                1,045     2,288     5,239     5,849     2,423     3,442

Expenses
  Operating expenses:
     Office properties       40,844    19,697     8,466     2,960       972     2,087
     Non-core assets            153       462     1,379     1,916       979     1,673
     Interest expense        11,660     5,581     3,526     2,230     1,078     2,392
     Depreciation &
       amortization          13,256     6,033     2,444     1,331       565     1,022
     Minority interest            -        59      (28)     (100)     (209)     (542)
  Interest expense            4,349       997       621       291       140         -
  General & admini-
     strative & other         3,583     3,674     3,758     3,185       932     1,072

Income before gains
  & discontinued
  operations                 22,638    11,584     3,913       954       449       506

Gain on real estate,
  mortgage loans,
  securities and real
  estate partnership          4,788     2,907    10,458    10,866       556       746
Minority interest -
  unit holders                  (1)         -         -         -         -         -

Income before
  discontinued operations    27,425    14,491    14,371    11,820     1,005     1,252

Discontinued operations           -         -         -         -         -        51

Net income                   27,425    14,491    14,371    11,820     1,005     1,303

Dividends on preferred
  stock                       3,913         -         -         -         -         -

Net income available to
  common stockholders       $23,512   $14,491   $14,371   $11,820    $1,005    $1,303

PER COMMON SHARE DATA:
  Net income per:
       Basic                  $2.24     $2.05     $3.92     $4.24      $.43      $.67
       Diluted                $2.21     $2.01     $3.81     $4.16      $.42      $.65
  Book value (at end
     of period)              $25.89    $25.06    $18.30    $24.51    $13.75    $13.71
  Cash distributions:
       Declared               $1.60     $1.20      $.62      $.44      $.11      $.40
       Paid                   $1.60     $1.20      $.62      $.44      $.21      $.43
  Weighted average
     shares outstanding:
       Basic                 10,490     7,078     3,662     2,787     2,316     1,950
       Diluted               10,621     7,214     3,776     2,844     2,372     2,003

BALANCE SHEET DATA:
  Office investments
     net of deprecia-
     tion                  $568,244  $347,931  $122,802   $52,284   $24,801   $24,218
  Total assets              592,252   368,592   147,035    88,043    61,062    59,735
  Notes payable
     to banks                40,896     6,473         -         -     4,154     3,631
  Mortgage notes
     payable                201,841   105,220    62,828    34,704    22,827    22,902
  Total liabilities         264,301   123,851    69,127    38,832    28,824    28,006
  Stockholders'
     equity                 327,951   244,741    77,908    49,211    32,238    31,729


Note:  All amounts reflect the April 1996 stock split.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operation.

Financial Condition

Comments  are  for  the  balance sheet dated  December  31,  1998 compared to the balance sheet dated December 31, 1997.

      In 1998,  Parkway continued the application of its strategy
of   operating  and  acquiring  office  properties  as  well   as
liquidating non-core assets or office assets that no longer  meet
the   Company's  investment  criteria  and/or  the  Company   has
determined value will be maximized by selling.  During  the  year
ended   December  31,  1998,  the  Company  purchased  23  office
properties,  sold four office properties (based  on  management's evaluation of changes in market conditions) and sold various non-
core  assets.  The  Company also made an  initial  investment  of
$5,317,000  in the historic renovation of an office building  and the  construction of a multi-level parking garage to  accommodate the  building.  Total  assets increased $223,660,000  and  office properties (before depreciation) increased $227,197,000 or 63%.

      Parkway's direct investment in office buildings and  office redevelopment  increased $220,313,000 net of  depreciation  to  a
carrying  amount  of  $568,244,000  at  December  31,  1998   and
consisted of 50 properties.  During the year ending December  31,
1998,  Parkway  purchased  23 office properties  as  follows  (in thousands):
                                             Purchase   Purchase
    Office Building           Location        Price      Date
----------------------   ------------------  --------   --------
Schlumberger             Houston, TX          $12,200   01/21/98
One Commerce Green       Houston, TX           37,500   02/25/98
Comerica Bank Building   Houston, TX           23,084   02/25/98
Cedar Ridge              Knoxville, TN          9,330   02/25/98
Hillsboro I - IV         Ft. Lauderdale, FL     8,800   02/25/98
Hillsboro V              Ft. Lauderdale, FL    13,500   02/25/98
Healthsource             Greenville, SC         5,700   02/25/98
Loudoun Plaza            Northern VA            9,000   02/25/98
Glen Forest              Richmond, VA           9,000   02/25/98
Moorefield II            Richmond, VA           5,200   02/25/98
Moorefield III           Richmond, VA           5,600   02/25/98
Lynnwood Plaza           Virginia Beach, VA     9,250   02/25/98
Atrium at Bent Tree      Dallas, TX            11,775   02/25/98
The Belvedere            Dallas, TX            15,275   02/25/98
Southtrust Bank Bldg.    St. Petersburg, FL    17,440   03/31/98
Atrium at Stoneridge     Columbia, SC           8,330   04/28/98
River Oaks Plaza         Jackson, MS            4,400   05/01/98
Pavilion Center          Atlanta, GA            4,500   06/30/98
111 Capitol Bldg.*       Jackson, MS           11,350   07/01/98
Town Point Center        Norfolk, VA           10,700   07/20/98
Westvaco                 Richmond, VA          13,030   07/20/98
Winchester               Richmond, VA          11,680   12/18/98
Falls Building           Memphis, TN            7,600   12/31/98
                                             --------
                                             $264,244
                                             ========

     *The Company assumed a $5,647,000 first mortgage with an 8% interest rate as part of the purchase. The mortgage note payable has been recorded at $5,962,000 to reflect its fair value based on the Company's current incremental borrowing rate of 7% as of the date of purchase.



      During the year ending December 31, 1998, Parkway sold four office properties for net proceeds of $52,471,000. The Company recorded a gain for financial reporting purposes of $3,226,000.
The office properties sold are as follows:

     Office Building            Location           Date Sold
     --------------------       ----------         ---------
     Courtyard at Arapaho       Dallas, TX         07/01/98
     Fairway Plaza              Dallas, TX         07/01/98
     Atrium at Bent Tree        Dallas, TX         07/01/98
     The Belvedere              Dallas, TX         07/01/98

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

      During  the  year  ending December 31,  1998,  the  Company
capitalized   building  improvements  and   additional   purchase
expenses  of  $12,441,000  and recorded depreciation  expense  of
$12,538,000 related to its office property portfolio.

      Parkway sold various non-core and other assets during the year that resulted in gains for financial reporting purposes of $1,562,000 and net proceeds of $4,374,000. At December 31, 1998, non-core  assets  other than mortgage loans  totaled  $4,599,000.
The Company expects to continue its efforts to liquidate these assets.

      Mortgage loans decreased $395,000 due to principal payments received  and  increased  $173,000 due  to  the  amortization  of
interest  rate  valuations  on  mortgage  loans.   Of  the  total
principal  payments  received, $336,000 is  attributable  to  the payoff  of  one mortgage loan.  Due to the early pay off  of  the mortgage  loan,  $170,000 was recognized as a  gain  on  mortgage loan.  The gain represented the remaining interest rate valuation upon payoff.

      Notes payable to banks increased $34,423,000 as a result of borrowings of $226,913,000 and payments of $192,490,000 under bank lines of credit. Advances under bank lines of credit were made to purchase additional office properties and Company stock.

     Mortgage  notes  payable without recourse  increased  a  net
$96,621,000 due to the funding of a $97,000,000 fixed rate  loan, the  assumption  of  existing debt on the  111  Capitol  Building recorded  at a rate of 7% in the amount of $5,962,000, net  of  a purchase accounting adjustment of $315,000 to reflect the loan at the  current rate, and scheduled principal payments of $6,341,000 during the year ended December 31, 1998 on existing notes payable without recourse.  The Company expects to continue seeking  fixed rate,  non-recourse mortgage financing at terms ranging from  ten
to   twenty  years  on  select  office  building  investments  as additional  capital is needed.  The Company plans to  maintain  a ratio  of  debt to total market capitalization from  25%  to  45%
although such ratio may from time to time temporarily exceed 45%, especially  when the Company has incurred significant amounts  of short-term debt in connection with property acquisitions.


      Stockholders' equity increased $83,210,000 during the year ended December 31, 1998 as a result of the following factors (in thousands):

                                            Increase (Decrease)
                                            -------------------

  Net income                                      $27,425
  Shares issued-preferred stock                    66,250
  Shares purchased-Company common stock           (28,722)
  Preferred stock dividends declared               (3,913)
  Common stock dividends declared and paid        (16,925)
  Exercise of stock options                           470
  Shares issued-stock offerings                    38,560
  Shares issued in lieu of directors fees              65
                                                  -------
                                                  $83,210
                                                  =======

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

      On  June 5, 1998, the Company's Board of Directors approved the  repurchase of 500,000 shares of the Company's common  stock.
On  August 5, 1998, the Company's Board of Directors approved the repurchase  of  an  additional 500,000 shares  of  the  Company's common stock.  As of December 31, 1998, the Company completed the
purchase of 1,000,000 shares at an average price of $28.72.   The
purchase  represents approximately 9% of the  shares  outstanding before the repurchase program was initiated.

      On  March  2,  1999,  the Board of Directors  approved  the repurchase  of  an  additional 500,000 shares  of  the  Company's
common  stock.   As  of March 22, 1999, 26,034 additional  shares
have been purchased at an average price of $28.39.



RESULTS OF OPERATIONS

Comments are for the year ended December 31, 1998 compared to the year ended December 31, 1997.

      Net income available for common stockholders for the year ended December 31, 1998 was $23,512,000 ($2.24 per basic common share) as compared to $14,491,000 ($2.05 per basic common share) for the year ended December 31, 1997. Net income included net gains from the sale of real estate and mortgage loans in the amounts of $4,788,000 and $2,907,000 for the years ended December
31, 1998 and 1997, respectively.

      The primary reason for the increase in the Company's income before gains for 1998 as compared to 1997 is the reflection of the operations of the following office buildings subsequent to the date of purchase:

                      Building               Purchase Date
           -------------------------------   -------------
           Forum II & III                      01/07/97
           Ashford II                          01/28/97
           Courtyard at Arapaho                03/06/97
           Charlotte Park Executive Center     03/18/97
           Meridian Building                   03/31/97
           Vestavia Centre                     04/04/97
           Sugar Grove                         05/01/97
           Lakewood II                         07/10/97
           NationsBank Tower                   07/31/97
           Fairway Plaza                       08/12/97
           First Tennessee Plaza               09/18/97
           Morgan Keegan Tower                 09/30/97
           Hightower Centre                    10/01/97
           First Little Rock Plaza             11/07/97
           Raytheon                            11/17/97
           Greenbrier Towers                   11/25/97
           Schlumberger                        01/21/98
           Brookdale Portfolio*                02/25/98
           Southtrust                          03/31/98
           Atrium at Stoneridge                04/28/98
           River Oaks Office Plaza             05/01/98
           Pavilion Center                     06/30/98
           111 Capitol Building                07/01/98
           Town Point Center                   07/20/98
           Westvaco Building                   07/20/98
           Winchester                          12/18/98
           Falls Building                      12/31/98

      *On February 25, 1998, the Company purchased a 13-building portfolio (the "Brookdale Portfolio") which totaled approximately
1,470,000 net rentable square feet that included properties located in five of its primary markets and three new markets.

      On  July 1, 1998, the Company sold its investment portfolio of  four  office properties in Dallas, Texas for net proceeds  of
$52,471,000.   The  portfolio  included  Courtyard  at   Arapaho,
Fairway  Plaza,  and  two properties acquired  in  the  Brookdale
Portfolio.



      Operations of office building properties are summarized below (in thousands):

                                            Year Ended
                                           December 31
                                         -----------------
                                           1998     1997
                                         -------   -------

     Income............................  $95,438   $45,799
     Operating expense.................  (40,844)  (19,697)
                                         -------   -------
                                          54,594    26,102
     Interest expense..................  (11,660)   (5,581)
     Depreciation and amortization.....  (13,256)   (6,033)
     Minority interest.................         -      (59)
                                         -------   -------
     Net income........................  $29,678   $14,429
                                         =======   =======

Operations of other real estate properties held for sale are summarized below (in thousands):

                                            Year Ended
                                            December 31
                                         -----------------
                                          1998      1997
                                         -------   -------
     Income from other real
       estate properties...............  $     -   $   722
     Real estate operating
       expenses........................     (153)     (462)
                                         -------   -------
     Net income (loss).................$    (153)  $   260
                                         =======   =======

      The increase in interest expense on office properties is primarily due to the mortgage loans assumed and/or new loans placed during 1998 and 1997. The average interest rate on mortgage notes payable as of December 31, 1998 was 7.2%.

     The  $2,580,000 increase in interest expense on banks  notes for the year ending December 31, 1998 compared to the year ending
December 31, 1997 is primarily due to advances made on bank lines of credit for purchases of office properties and Company stock in
1998  and  an  advance of $75,000,000 on an unsecured  loan  from
NationsBank,  NA.   The  NationsBank, NA  facility  required  the
negative  pledge  of the 13 office properties purchased  February
25,  1998  and matured August 25, 1998. This loan was  repaid  in full on June 30, 1998 with proceeds from the $97,000,000 mortgage notes payable (discussed further in "Liquidity").

     On  October  7, 1998, the Company closed a three  year  $150 million  unsecured credit facility with a consortium of 14  banks arranged by Chase Securities, Inc.  The interest rate on the  new line  of  credit  is  equal to LIBOR plus 112.5  to  137.5  basis points,  depending upon overall company leverage, with  the  rate set  at  6.573% as of December 31, 1998.  The new credit facility reflects  a  15  basis  point interest rate reduction  (based  on leverage  at  December 31, 1998) and a $50 million increase  over the previous lines of credit, which were secured lines of credit.
The  lead  agent for the credit facility is Chase Bank of  Texas, which  is  joined  by  a syndicate of banks including  PNC  Bank, serving  as  documentation agent, Wells Fargo Bank,  First  Union
National Bank, Southtrust Bank, AmSouth Bank, First National Bank


of   Commerce,  Compass  Bank,  First  Tennessee  Bank,  Hibernia
National Bank, First American National Bank operating as  Deposit
Guaranty  National Bank, Comerica Bank, Trustmark National  Bank,
and Bancorp South Bank.



Comments are for the year ended December 31, 1997 compared to the year ended December 31, 1996.

     Net  income available for common stockholders for  the  year ended  December 31, 1997 was $14,491,000 ($2.05 per basic  common share)  as compared to $14,371,000 ($3.92 per basic common share)
for  the  year ended December 31, 1996 and   included  $2,907,000
($.41 per basic common share) in net gains from the sale   of non-
core  assets.   Net income available for common stockholders  for
the  year  ended December   31, 1996 included $10,458,000  ($2.86
per  basic common share) in net gains   from the sale of non-core
assets.

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
                                    =======   =======

      Operations of other real estate properties held for sale are summarized below (in thousands):

                                   Year Ended
                                   December 31
                               ------------------
                                1997        1996
                               -------   --------
     Income from other real
       estate properties....   $   722   $ 1,773
     Real estate
       operating expenses...      (462)   (1,379)
                               -------   -------
     Net income.............   $   260   $   394
                               =======   =======

     The  decrease  in interest income on mortgage loans  is  due
primarily  to  sales  of mortgage loans during  1996.   In    May
1996,  the  Company sold 157 mortgage loans.  In  December  1996, the  Company  sold its only wrap mortgage loan with  a  principal balance  of  $16,529,000 and 8.58% interest rate and subsequently
repaid   the   associated  wrap  debt  on  that  mortgage   loan,
accounting  for  the  decrease  in  interest  expense   on   wrap
mortgages.  On December 31, 1997, the Company sold the Plantation
Village retail center for $2,500,000 cash and a  note  receivable of $900,000 with a 10% interest rate.  The note matures  December
31, 2007 and payments are based on a 15-year amortization with  a
seven-year   call.    At   December  31,  1997,   the   Company's
investment  in  mortgage  loans  included  three  mortgage  loans totaling $1,117,000 with an average interest rate of 10%.






LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

      Cash  and cash equivalents were $2,937,000 and $959,000  at
December  31, 1998 and 1997, respectively.  The Company generated
$40,345,000  in cash flows from operating activities  during  the year ended December 31, 1998 compared to $17,554,000 for the same period  of  1997,  an  increase  primarily  attributable  to  the significant increase in the number of office properties owned  by
the  Company.   The  Company  experienced  significant  investing
activity during the year ending December 31, 1998 with a  net  of
$220,377,000  being  invested.  In  implementing  its  investment strategy,  the  Company used $259,857,000 not  including  closing costs  and  certain  capitalized  expenses,  to  purchase  office properties  and  land  held  for sale while  receiving  net  cash proceeds  from  the sale of non-core assets and other  assets  of
$4,374,000 and net cash proceeds of $52,471,000 from the sale  of four office properties located in Dallas, Texas. The Company also spent  $12,683,000  to make capital improvements  at  its  office properties. The Company received net proceeds of $41,180,000 from the sale of 1,307,428 shares of Common Stock and $63,630,000 from the  sale  of 2,650,000 shares of 8.75% Series A Preferred  Stock during  1998. Cash dividends of $16,925,000 and $2,705,000 ($1.60 per  common  share and $1.02 per preferred share)  were  paid  to stockholders,  1,000,000 shares of common stock were  repurchased for  a  total of $28,722,000 and principal payments of $6,341,000 were  made  on  mortgage  notes payable during  the  year  ending
December 31, 1998.

Liquidity

     The  Company  plans  to continue pursuing  the  purchase  of office  building  investments that meet the Company's  investment criteria  and intends to use bank lines of credit, proceeds  from the  sale  of  non-core assets and cash balances  to  fund  those acquisitions.  At December 31, 1998, the Company had  $40,896,000
outstanding  under  two  bank lines of credit.   These  lines  of
credit  are  with  First  American  Bank,  operating  as  Deposit
Guaranty   National  Bank  (the  "$10  million  line"),   and   a
$150,000,000  line of credit with a consortium of 14  banks  with
Chase  Bank  of Texas, National Association serving as  the  lead agent (the "$150 million line").

     The Company is exposed to interest rate changes primarily as a  result  of  its  lines of credit and long-term  debt  used  to maintain liquidity and fund capital expenditures and expansion of the  Company's  real estate investment portfolio and  operations.
The Company's interest rate risk management objective is to limit the  impact  of interest rate changes on earnings and cash  flows
and  to  lower  its  overall borrowing  costs.   To  achieve  its
objectives,  the Company borrows at fixed rates but  also  has  a three-year $150 million unsecured revolving credit facility  with a  consortium  of  14  banks with Chase Bank of  Texas,  National
Association  serving as the lead agent (the "$150 million  line")
and  a three-year $10 million unsecured line of credit with First
American  Bank, operating as Deposit Guaranty National Bank  (the
"$10  million line").  The interest rates on the lines of  credit are  equal  to  the 30 day LIBOR rate plus 112.5 to  137.5  basis
points,  depending upon overall Company leverage.   The  interest
rate on the $10 million line and the $150 million line was 6.797%
and  6.573%, respectively, at December 31, 1998.  The table below presents the principal payments due and weighted average interest rates for the fixed rate debt.


                       Average     Fixed Rate Debt   Fair Value
                   Interest Rate    (In thousands)    12/31/98
                   -------------   ---------------   ----------


     1999                8,990           7.38%

     2000                9,679           7.37%

     2001               10,421           7.37%

     2002               11,221           7.37%

     2003               12,082           7.36%

     Thereafter        149,448           7.25%
                      --------                         --------
     Total            $201,841                         $207,151
                      ========                         ========

     The  $10  million line is unsecured and is expected to  fund the  daily cash requirements of the Company's treasury management
system.   This line of credit matures September 30, 2001 and  had
the  interest  rate set at 6.797% as of December 31,  1998.   The
Company  paid   a facility fee of 40 basis points ($40,000)  upon
closing of the loan and will pay an annual administration fee  of
$3,000.  The Company will also pay fees on the unused portion  of the  line  based upon overall Company leverage, with the  current rate set at the maximum of 25 basis points.

     The $150 million line is also unsecured and is expected to fund acquisitions of additional office building investments.
This line of credit matures October 7, 2001 and had the interest rate set at 6.573% as of December 31, 1998. The Company paid a facility fee of $150,000 and upfront fees of $432,500 (28.8 basis points) upon closing of the loan and will pay an annual administration fee of $37,500. The Company will also pay fees on the unused portion of the line based upon overall Company leverage, with the current rate set at the maximum of 25 basis points.

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

     At  December 31, 1998, the Company had $201,841,000 of  non-
recourse  fixed  rate  mortgage notes  payable  with  an  average
interest  rate  of  7.246%  secured  by  office  properties   and
$40,896,000  drawn  under bank lines of  credit.   Based  on  the
Company's    total   market   capitalization   of   approximately
$624,962,000  at December 31, 1998 (using the December  31,  1998 closing price of $31.25 per share) the Company's debt represented approximately  38.8%  of  its  total market  capitalization.  The
Company  plans  to  maintain a ratio  of  debt  to  total  market capitalization from 25% to 45% although such ratio may from  time to time temporarily exceed 45%, especially when the Company has incurred significant amounts of short term debt in connection with property acquisitions.

     Subsequent  to December 31, 1998, the Company purchased  the
Moorefield I Building. Moorefield I is a 46,000 square foot building. This purchase was funded with advances under existing lines of credit and the assumption of an existing mortgage.

     The Company presently has plans to make capital improvements at  its  office  properties in 1999 of approximately  $21,000,000
These   expenses   include   tenant   improvements,   capitalized
acquisition   costs   and   capitalized  building   improvements.
Approximately $9,000,000 of these improvements relate to upgrades
on   properties  acquired  in  1998,  1997  and  1996  that  were anticipated  at the time of purchase.  All such improvements  are expected  to  be  financed by cash flow from the  properties  and advances on bank lines of credit.

      In the routine management of its portfolio of office properties, the Company evaluates changes in market conditions that indicate an opportunity or need to sell properties within that market in order to maximize shareholder value. The Company also evaluates other factors, including its ability to purchase sufficient property in a market to justify the implementation of self management, the speculative development of new office properties within the market and the demand for office space within the market as evidenced by job growth and office space absorption in deciding whether or not a property should be sold.
As a result of this evaluation, the Company is considering selling its property located in Birmingham, Alabama. The Company has made numerous attempts to purchase sufficient property in the market to justify the implementation of self-management but has been unsuccessful, as prices have risen to amounts that make it difficult or impossible to make purchases that meet the Company's buying criteria. There can be no assurance that the Company will be able to sell this property or on what terms such sale would occur.

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

     The following table presents the Company's FFO for the years ended December 31, 1998 and 1997 (in thousands):

                                                Year Ended
                                                December
                                            -----------------
                                            1998        1997
                                           -------    -------

     Net income........................... $27,425    $14,491
     Adjustments to derive
       funds from operations:
       Depreciation and amortization.....   13,256      6,033
       Minority interest depreciation.....       -        (56)
       Equity in earnings.................     (47)       (46)
       Distributions from
          unconsolidated subsidiaries......     24         42
       Preferred dividends................  (3,913)         -
       Gain on real estate and
          mortgage loans................... (4,788)    (2,907)
       Amortization of discounts,
          deferred gains and other........      (6)        (1)
                                           -------    -------
     Funds from operations................ $31,951    $17,556
                                           =======    =======

      NAREIT has recommended supplemental disclosure concerning certain capital expenditures, leasing costs and straight-line rents as shown below (in thousands):

                                               Year Ended
                                               December 31
                                            -----------------
                                              1998      1997
                                            -------   -------
     Straight-line rents..................   $  763    $  352
     Building improvements................    1,697       461
     Tenant improvements:
       New leases.........................    1,023       494
       Lease renewals.....................    1,598     1,742
     Leasing commissions:
       New leases.........................      513       434
       Lease renewals.....................    1,104     1,570
     Non-core asset improvements..........        -        27
     Leasing commissions amortized........      663       330
     Upgrades on acquisitions anticipated
       at the date of purchase ...........    6,748     1,902

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


Impact of Year 2000

     In  August 1998, the Company adopted a comprehensive uniform
plan  to  address  the issue of Year 2000 Compliance.   The  plan
addresses  problems  that might arise in  information  technology
systems,   building  systems  that  rely  upon   date   sensitive
microprocessors, and third party tenants, manufacturers,  vendors and suppliers.

     The  Company's  plan  is a multi-phase process  whereby  the
following  steps  are  taken:   (1)  inventory  all  company  and
building  systems which could possibly be affected  by  the  Year
2000  issue;  (2)  contact the manufacturer of  each  inventoried system and determine the Year 2000 Compliance status of each; (3)
assign  priorities  based upon the relative  importance  of  each system;  (4) anticipate contingencies and develop a comprehensive plan  to  address issues that arise under various scenarios;  (5)
identify  solutions  to identified problems;  and  (6)  test  all systems and solutions.

     As  of  December 31, 1998, the inventory of all systems  was
96%   complete.   Additionally,  all  inventoried  systems   were
prioritized and a significant number of manufacturer, vendor  and supplier  responses to inquiries had been received.  The  testing of  all systems is scheduled for the second quarter of 1999,  and contingency planning will take place throughout the second, third and fourth quarters of 1999.

     Parkway  has completed the upgrade of all critical  business
application services to full Year 2000 compliance standards.   We
have   received  the  necessary  updates  on  all  core  business applications and are in the process of installing these  updates.
We  will begin the testing phase of our plan on these servers and their applications during the second quarter of 1999.  All system workstations  have been tested and those that were not  compliant will be phased out before the end of the year.

     Building    systems   that   rely   upon   date    sensitive
microprocessors  include  the hardware, software  and  associated embedded  microprocessors used in the operation of all  buildings owned  by the Company.  Testing of these systems is currently  in process,  and  repair,  retrofitting  or  replacement,  is  being performed  as necessary.  Internal evaluations and correspondence with  equipment manufacturers have revealed that a vast  majority of  this  equipment  is  not dependent upon  the  date  sensitive microprocessors  and  will  not require  alteration  to  function properly before, during and after the Year 2000.

     Third party influences on the Company's Year 2000 Compliance
status  include tenants, suppliers and vendors.   All  have  been
contacted  regarding their compliance status and  their  possible
impact   on  the  Company's  operations  as  a  result   of   the
interoperability  of applicable systems.  All tenants  have  been contacted  and  informed of the Company's plan to  be  compliant.
Additionally, inquiries have been forwarded to vendors with  whom the  Company conducts business (namely financial institutions and
utility  firms).   Responses to these inquiries are  still  being
received  and  evaluated  to  determine  appropriate  courses  of
action.   Company contingency plans will address these responses,
as well as the questions and needs of all tenants.

     The cost of the Company's Year 2000 compliance effort is not expected to be material to the company's financial position.
Estimated total expenditures required to be Year 2000 compliant are expected to between $250,000 and $500,000 some portion of which  would  have been expended irrespective of  the  Year  2000 issue.

     The  Company's  plan  is expected to  reduce  the  level  of uncertainty  regarding the Year 2000 issue; however,  uncertainty surrounding the issue still exists as a result of the uncertainty of  the Year 2000 readiness of third party suppliers and vendors.
As  a  result  of  this  uncertainty, the Company  is  unable  to determine,  at this time, whether the consequences of  Year  2000 failures  will have a material impact on operations or  financial condition.

Forward-Looking Statements

      In addition to historical information, certain sections  of this Form 10-K may contain forward-looking statements within  the meaning  of Section 27A of the Securities Act of 1933 and Section
21E  of  the  Securities  Exchange Act of  1934,  such  as  those pertaining to the Company's capital resources, profitability  and portfolio  performance  and estimates  of  market  rental  rates.
Forward-looking   statements   involve   numerous    risks    and
uncertainties.   The  following factors, among  others  discussed
herein,  could cause actual results and future events  to  differ materially  from those set forth or contemplated in the  forward-
looking  statements: defaults or non-renewal of leases, increased interest  rates and operating costs, failure to obtain  necessary outside  financing,  difficulties in  identifying  properties  to acquire  and in effecting acquisitions, failure to qualify  as  a real  estate investment trust under the Internal Revenue Code  of
1986,  as amended, environmental uncertainties, risks related  to natural disasters, financial market fluctuations, changes in real estate  and zoning laws and increases in real property tax rates.
The  success of the Company also depends upon the trends  of  the economy,  including interest rates, income tax laws, governmental
regulation,  legislation,  population  changes  and  those   risk
factors  discussed  elsewhere in this  Form  10-K.   Readers  are
cautioned   not   to  place  undue  reliance  on  forward-looking
statements, which reflect management's analysis only  as  of  the date hereof.  The Company assumes no obligation to update forward-
looking statements.

Item 7A.  Quantitative  and Qualitative Disclosures About  Market
          Risk

      See information appearing under the caption "Liquidity" appearing in Item 7, Management's Discussion and Analysis on page
25.


Item 8.   Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements                Page

Report of Independent Auditors.............................. 32
Consolidated Balance Sheets-
  as of December 31, 1998 and 1997.......................... 33
Consolidated Statements of Income-
  for the years ended December 31, 1998, 1997 and 1996...... 34
Consolidated Statements of Cash Flows
  for the years ended December 31, 1998, 1997 and 1996...... 35
Consolidated Statements of Stockholders' Equity-
  for the years ended December 31, 1998, 1997 and 1996...... 36
Notes to Consolidated Financial Statements.................. 37
Schedule III - Real Estate and Accumulated Depreciation..... 52
Note to Schedule III - Real Estate and Accumulated
  Depreciation.............................................. 56


REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Parkway Properties, Inc.

     We have audited the accompanying consolidated balance sheets of  Parkway Properties, Inc. and subsidiaries as of December  31,
1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three  years in  the  period ended December 31, 1998.  Our audit also included the  financial statement schedule listed in the index under  Item
14.    These   financial   statements  and   schedule   are   the
responsibility  of the Company's management.  Our  responsibility is  to express an opinion on these financial statements based  on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Parkway Properties, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.



                                      /s/ Ernst & Young LLP
                                      ---------------------------
                                      Ernst & Young LLP

Jackson, Mississippi
February 5, 1999


                    PARKWAY PROPERTIES, INC.
                   CONSOLIDATED BALANCE SHEETS
         (In thousands except share and per share data)

                                        December 31  December 31
                                            1998         1997
                                        ------------  -----------

 Assets
 Real estate related investments:
   Office buildings...................... $589,271   $362,074
   Office redevelopment...................   5,317          -
   Accumulated depreciation............... (26,344)   (14,143)
                                          --------   --------
                                           568,244    347,931

   Land held for sale.....................   4,599      6,030
   Mortgage loans.........................     895      1,117
   Real estate partnership................     345        323
                                          --------   --------
                                           574,083    355,401
 Interest, rents receivable and other
   assets.................................  15,232     12,232
 Cash and cash equivalents................   2,937        959
                                          --------   --------
                                          $592,252   $368,592
                                          ========   ========


 Liabilities
 Notes payable to banks...................$ 40,896   $  6,473
 Mortgage notes payable without recourse.. 201,841    105,220
 Accounts payable and other liabilities...  21,564     12,158
                                          --------   --------
                                           264,301    123,851
                                          --------   --------


 Stockholders' Equity
 8.75% Series A Preferred stock, $.001 par
   value, 2,750,000 shares authorized and
   2,650,000 shares issued and
   outstanding in 1998....................  66,250          -
 Common stock, $.001 par value, 70,000,000
   shares authorized, 10,109,891 and
   9,765,176 shares issued and outstanding
   in 1998 and 1997, respectively.........      10         10
 Additional paid-in capital............... 223,834    213,461
 Retained earnings........................  37,857     31,270
                                          --------   --------
                                           327,951    244,741
                                          --------   --------
                                          $592,252   $368,592
                                          ========   ========










         See notes to consolidated financial statements.


                    PARKWAY PROPERTIES, INC.
                CONSOLIDATED STATEMENTS OF INCOME
              (In thousands, except per share data)

                                      Year Ended December 31
                                 ------------------------------
                                    1998      1997       1996
                                 ---------  --------- ---------
Revenues
Income from office properties...   $95,438   $45,799   $18,840
Income from other real estate
 properties....................          -       722     1,773
Interest on mortgage loans......       120        63     1,740
Management company income.......       464       539       784
Interest on investments.........       162       373       500
Dividend income.................        73       388       118
Deferred gains and other income.       226       203       324
                                  --------  --------  --------
                                    96,483    48,087    24,079
                                  --------  --------  --------
Expenses
Office properties:
 Operating expense.............     40,844    19,697     8,466
 Interest expense:
   Contractual.................     11,512     5,486     3,467
   Amortization of loan costs..        148        95        59
 Depreciation and amortization.     13,256     6,033     2,444
 Minority interest.............          -        59       (28)
Other real estate properties:
 Operating expense.............        153       462     1,379
Interest expense on bank notes:
 Contractual...................      3,390       810       281
 Amortization of loan costs....        959       187        72
Interest expense on
 wrap mortgages................          -         -       340
Management company expenses.....       374       362       673
General and administrative......     3,209     3,312     3,013
                                  --------  --------  --------
                                    73,845    36,503    20,166
                                  --------  --------  --------
Income before gains and
  minority interest.............    22,638    11,584     3,913

Gain on sales and minority
  interest
Gain on real estate held
 for sale and mortgage loans...      4,788     2,907     9,909
Gain on securities..............         -         -       549
Minority interest-unit holders..       (1)         -         -
                                  --------  --------  --------
Net income......................    27,425    14,491    14,371

Dividends on preferred stock....     3,913         -         -
                                  --------  --------  --------
Net income available to common
 stockholders..................    $23,512   $14,491   $14,371
                                  ========  ========  ========
Net income per common share:
 Basic.........................    $  2.24   $  2.05   $  3.92
                                  ========  ========  ========
 Diluted.......................    $  2.21   $  2.01   $  3.81
                                  ========   =======  ========
Weighted average shares
  outstanding:
 Basic.........................     10,490     7,078     3,662
                                  ========   =======  ========
 Diluted.......................     10,621     7,214     3,776
                                  ========   =======  ========
     See notes to consolidated financial statements.


                     PARKWAY PROPERTIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)

                                      Year Ended December 31
                                   ----------------------------
                                   1998       1997       1996
                                   --------  --------  --------

Operating Activities
Net income......................... $27,425  $ 14,491  $ 14,371
Adjustments to reconcile net
 income to net cash provided by
 operating activities:
 Depreciation and amortization....   13,256     6,033     2,444
 Gain on real estate held for
   sale and mortgage loans........   (4,788)   (2,907)   (9,909)
 Gain on securities...............        -         -      (549)
 Equity in earnings and other.....      (29)       (5)      203
 Changes in operating assets
   and liabilities:
   Increase in receivables........   (2,008)   (5,017)   (1,467)
   Increase in accounts payable
     and accrued expenses.........    6,489     4,959     2,277
                                   --------  --------  --------
Cash provided by operating
 activities.......................   40,345    17,554     7,370
                                   --------  --------  --------
Investing Activities
Payments received on mortgage loans     395       230       400
Purchase of real estate related
 investments...................... (264,934) (213,863)  (73,777)
Investment in unconsolidated
 subsidiary.......................        -         -      (325)
Purchase of mortgage loans.........       -         -      (600)
Proceeds from sale of real estate
 held for sale and mortgage loans.   56,845     9,330    24,983
Proceeds from sale of real estate
 securities.......................        -         -     2,834
Improvements to real estate
 related investments..............  (12,683)   (6,630)   (2,037)
                                   --------  --------  --------
Cash used in investing activities. (220,377) (210,933)  (48,522)
                                   --------  --------  --------
Financing Activities
Principal payments on mortgage
 notes payable....................   (6,341)   (2,475)   (6,727)
Proceeds from long-term financing.   97,000    30,000    34,970
Proceeds from bank borrowings.....  226,913   149,773    11,805
Principal payments on
 bank borrowings.................. (192,490) (143,300)  (11,805)
Stock options exercised...........      470       395       858
Dividends paid on common stock....  (16,925)   (8,769)   (2,552)
Dividends paid on preferred stock.   (2,705)        -         -
Proceeds from sale of stock.......  104,810   160,661    16,612
Purchase of Company stock.........  (28,722)        -         -
                                   --------  --------  --------
Cash provided by financing
 activities.......................  182,010   186,285    43,161
                                   --------  --------  --------
Increase (decrease) in cash
 and cash equivalents.............    1,978   (7,094)     2,009

Cash and cash equivalents at
 beginning of year................      959     8,053     6,044
                                   --------  --------  --------
Cash and cash equivalents at
 end of year...................... $  2,937  $    959  $  8,053
                                   ========  ========  ========
         See notes to consolidated financial statements.

                    PARKWAY PROPERTIES, INC.
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (In thousands)


                                         Year Ended December 31
                                      -------------------------
                                       1998     1997     1996
                                      -------- ----------------

8.75% Series A Preferred stock,
 $.001 par value
 Balance at beginning of year........ $      - $      -$      -
 Shares issued.......................   66,250        -       -
                                      -------- -------- -------
 Balance at end of year..............   66,250        -       -
                                      -------- -------- -------
Common stock, $.001 par value
 Balance at beginning of year........       10        4   2,008
 Shares issued - stock dividend......        -        -   1,006
 Shares issued - stock offerings.....        1        5   1,140
 Purchase of Company stock...........      (1)        -       -
 Stock options exercised.............        -        1      37
 Reincorporation in Maryland.........        -        -  (4,187)
                                      -------- -------- -------
  Balance at end of year..............      10       10       4
                                      -------- -------- -------
Additional paid-in capital
  Balance at beginning of year........ 213,461   52,356  32,882
  Shares issued - stock dividend......       -        -  (1,006)
  Shares issued - stock offerings.....  38,559  160,656  15,472
  Purchase of Company stock........... (28,721)       -       -
  Shares issued in lieu of cash
    director's fees...................      65       55       -
  Stock options exercised.............     470      394     821
  Reincorporation in Maryland.........       -        -   4,187
                                      -------- -------- -------
  Balance at end of year.............. 223,834  213,461  52,356
                                      -------- -------- -------
Retained Earnings
 Balance at beginning of year........   31,270   25,548  13,729
 Net income..........................   27,425   14,491  14,371
 Preferred stock dividends declared..   (3,913)       -       -
 Common stock dividends declared
  and paid...........................  (16,925)  (8,769) (2,552)
                                      -------- -------- -------
 Balance at end of year..............   37,857   31,270  25,548
                                      -------- -------- -------
Unrealized Gain on Securities
 Balance at beginning of year........        -        -     592
 Unrealized gain on securities.......        -        -    (592)
                                      -------- -------- -------
 Balance at end of year..............        -        -       -
                                      -------- -------- -------
Total stockholders' equity............$327,951 $244,741 $77,908
                                      ======== ======== =======








         See notes to consolidated financial statements.


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - Summary of Significant Accounting Policies

Principles of consolidation

     The  consolidated financial statements include the  accounts of  Parkway Properties, Inc.("Parkway" or "the Company")  and  its
100%    owned   subsidiaries.    All   significant   intercompany
transactions and accounts have been eliminated.

Basis of presentation

       The   accompanying   financial  statements   reflect   all
adjustments  which  are, in the opinion of management,  necessary for  a  fair  statement of the results for the periods presented.
All  such  adjustments  are of a normal  recurring  nature.   The
financial  statements  should be read  in  conjunction  with  the annual report and the notes thereto.

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

Business

      The Company's operations are exclusively in the real estate industry, principally with operation, management, and ownership of office buildings.

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

      Real estate properties are carried at cost less accumulated depreciation.  Cost includes the carrying amount of the Company's investment  plus  any additional consideration paid,  liabilities assumed, costs of securing title (not to exceed fair market value
in   the   aggregate)   and  improvements  made   subsequent   to
acquisition.   Depreciation of buildings is  computed  using  the
straight-line  method over their estimated  useful  lives  of  40
years.   Depreciation of tenant improvements, including  personal
property,  is  computed using the straight-line method  over  the term of the lease involved.  Maintenance and repair expenses  are
charged   to   expense  as  incurred,  while   improvements   are
capitalized  and depreciated in accordance with the useful  lives
outlined  above.   Geographically, the Company's  properties  are
concentrated in the Southeastern United States and Texas.

      Revenue from real estate rentals is recognized and accrued as earned on a pro rata basis over the term of the lease.

       Management  continually  evaluates  the  Company's  office buildings  and  the  markets they have office  properties  in  to ensure  that  these buildings continue to meet  their  investment
criteria.   During 1997 management implemented a self  management
strategy  for  the Company's office buildings which requires  the
Company  to have minimum square footage in an area in  order  for the  strategy to be cost effective.  If the office properties  no longer meet management's investment criteria or the management of the  building  is not cost effective, management may  consider  a sale  of  the office property.  If such a sale becomes  probable, the office property is classified as available for sale.

     Management fee income and leasing and brokerage commissions are recorded in income as earned. Such fees on Company-owned properties are eliminated in consolidation.

      Non-core assets (see Note C) are carried at the lower of fair value minus estimated costs to sell or cost. Operating real estate held for investment is stated at the lower of cost or net realizable value.

      Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

      As  of  January 1, 1998, the Company adopted the  Financial
Accounting  Standards Board's ("FASB") SFAS No.  130,  "Reporting
Comprehensive  Income."  SFAS No. 130 establishes new  rules  for the  reporting  and  display  of  comprehensive  income  and  its
components.   The  adoption  of  SFAS  No.  130  did  not  affect
consolidated results of operations or financial position.

     As of January 1, 1998, the Company adopted the SFAS No. 131,
"Disclosures  about  Segments  of  an  Enterprise   and   Related
Information."   SFAS No. 131 superseded Statement 14,  "Financial
Reporting for Segments of a Business Enterprise."  SFAS  No.  131
establishes standards for the way that public enterprises  report
information   about  operating  segments  in   annual   financial
statements  and  requires that those enterprises report  selected information  about operating segments interim financial  reports.
SFAS  No.  131 also establishes standards for related disclosures
about   products  and  services,  geographic  areas,  and   major
customers.   The  adoption  of  SFAS  No.  131  did  not   affect
consolidated results of operations or financial position.

Interest income recognition

       Interest  is  generally  accrued  monthly  based  on   the
outstanding  loan  balances.  Recognition of interest  income  is
discontinued   whenever,  in  the  opinion  of  management,   the
collectibility of such income becomes doubtful.  After a loan  is classified as non-earning, interest is recognized as income  when received in cash.

Amortization

      Debt  origination  costs are deferred and  amortized  using
the   straight-line   method  over  the   term   of   the   loan.
Leasing  costs  are  deferred and amortized using  the  straight-
line method over the term of the respective lease.

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

Net Income Per Common Share

     Basic  earnings  per  share (EPS) is  computed  by  dividing income  available  to common stockholders by the weighted-average number of common shares outstanding for the year.  In arriving at
income   available  to  common  stockholders,   preferred   stock
dividends  were  deducted  in 1998.   Diluted  EPS  reflects  the
potential   dilution  that  could  occur  if  dilutive  operating
partnership  units, dilutive employee stock options and  warrants were exercised or converted into common stock that then shared in the earnings of Parkway.




                                   Year Ended December 31
                                 ---------------------------
                                  1998      1997      1996
                                 -------   -------   -------
                                       (in thousands)
     Numerator:
      Basic and diluted net
        income available to
        common stockholders      $23,512   $14,491   $14,371
                                 =======   =======   =======

     Denominator:
      Basic weighted average
        shares                    10,490     7,078     3,662
      Effect of employee
        stock options and
        warrants                     131       136       114
                                 -------   -------   -------
      Diluted weighted
        average shares            10,621     7,214     3,776
                                 =======   =======   =======

New Accounting Pronouncements

     In June 1998, the FASB issued Statement No. 133, "Accounting for  Derivative  Instruments and Hedging  Activities",  which  is required  to be adopted in years beginning after June  15,  1999.
The  Company has no derivative or hedging instruments outstanding
as   of  December  31,  1998;  therefore,  management  does   not
anticipate  that the adoption of the new Statement  will  have  a significant  effect on the consolidated results of operations  or the financial position of the Company.

Reclassifications

      Certain  reclassifications have been made in the  1997  and
1996  consolidated financial statements to conform  to  the  1998 classifications.


NOTE B - Investment in Office Properties

     At December 31, 1998, Parkway owned or had a direct interest in 50 office properties located in 11 states with an aggregate of 6,864,000 square feet of leasable space. During the year ended
December 31, 1998, the Company purchased 23 office properties as follows:

                                              Number
                                                of
          Market Location          Cost      Properties
          --------------------  ----------   ----------
                               (in thousands)
          Houston, TX            $ 72,784         3

          Dallas, TX               27,050         2

          Atlanta, GA               4,500         1

          Jackson, MS*             15,750         2

          Ft. Lauderdale, FL       22,300         2

          St. Petersburg, FL       17,440         1

          Memphis, TN               7,600         1

          Knoxville, TN             9,330         1

          Columbia, SC              8,330         1

          Richmond, VA             44,510         5

          Norfolk, VA              19,950         2

          Northern VA               9,000         1

          Other                     5,700         1
                                 --------        --
          Total 1998 purchases   $264,244        23
                                 ========        ==

           *The  Company assumed a $5,647,000 first mortgage
     on one property with an 8% interest rate as part of the
     purchase.   The mortgage note payable was  recorded  at
     $5,962,000  to reflect it at fair value  based  on  the
     Company's current incremental borrowing rate of 7%.


     The unaudited pro forma effect on the Company's consolidated results of operations of the 1998 and 1997 purchases as if the purchases had occurred on January 1, 1998 and 1997, respectively is as follows (in thousands):

Year Ended
                                              December 31
                                          -------------------
                                             1998       1997
                                           --------  --------

     Revenues                               $10,229   $51,641
     Net income                             $ 5,534   $15,751
     Basic earnings per share               $   .55   $  1.56
     Diluted earnings per share             $   .54   $  1.54

      Pro-forma results do not proport to be indicative of actual results  had the purchases been made at January 1, 1998 and  1997 or the results that may occur in the future.

     In addition to the 50 properties owned directly, the Company also owns a 50% interest in one office property in New Orleans, Louisiana through an investment in a real estate partnership.
The building has 32,325 net rentable square feet and 100% of the building is leased and occupied by the other 50% partner, an unrelated party. The carrying amount of the partnership interest at December 31, 1998 and 1997 was $345,000 and $323,000,
respectively.

       The   following   is  a  schedule  by   year   of   future
approximate  minimum  rental receipts under noncancelable  leases
for   office  buildings  owned  as  of  December  31,  1998   (in
thousands):

                         1999      $ 92,819
                         2000        82,257
                         2001        71,218
                         2002        57,831
                         2003        42,969
                     Subsequently    70,867
                                   --------
                                   $417,961
                                   ========

NOTE C - Non-Core Assets

      At December 31, 1998, Parkway's investment in non-core assets consisted of the following (in thousands):

           Size               Location         Book Value
       --------------     ------------------   ----------
       29 acres           New Orleans, LA         $2,328
       17 acres           Charlotte, NC            1,721
        3 acres           Ft. Lauderdale, FL         550
       Mortgage Loans     Texas                      895
                                                 -------
                                                  $5,494
                                                 =======

     There were three mortgage loans outstanding at December 31, 1998 secured by land, residential real estate and a retail center.


NOTE D - Notes Payable

Notes payable to banks

     At   December   31,   1998,  the  Company  had   $40,896,000
outstanding under two bank lines of credit.  The lines of  credit include  a  $10,000,000 line of credit with First American  Bank, operating  as  Deposit Guaranty National Bank (the  "$10  million line"), and a $150,000,000 line of credit with a consortium of 14 banks  with Chase Bank of Texas, National Association serving  as the lead agent (the "$150 million line").

     The  $10  million line is unsecured and is expected to  fund the  daily cash requirements of the Company's treasury management
system.   This line of credit matures September 30, 2001 and  has
an  interest  rate equal to the 30 day LIBOR rate plus  112.5  to
137.5 basis points, depending upon overall Company leverage.  The
interest  rate on the note was 6.797% at December 31, 1998.   The
Company  paid  a  facility fee of 40 basis points ($40,000)  upon closing of the loan and will pay an annual administration fee  of
$3,000.  The Company will also pay fees on the unused portion  of the  line  based upon overall Company leverage, with the  current rate set at the maximum of 25 basis points.

     The  $150 million line is also unsecured and is expected  to fund  acquisitions  of  additional office  building  investments.
This  line of credit matures October 7, 2001 and has an  interest rate  equal  to the LIBOR rate plus 112.5 to 137.5 basis  points, depending  upon overall Company leverage.  The interest  rate  on the  note  was 6.573% at December 31, 1998.  The Company  paid  a facility  fee of $150,000 and origination fees of $432,500  (28.8 basis  points)  upon closing of the loan and will pay  an  annual administration fee of $37,500.  The Company will also pay fees on the  unused  portion  of  the  line based  upon  overall  Company leverage,  with the current rate set at the maximum of  25  basis points.




Mortgage notes payable without recourse

     A summary of mortgage notes payable at December 31, 1998 and 1997 which are non-recourse to the Company, is as follows (in thousands):
                                                          Carrying       Note Balance
                                                           Amount    -------------------
       Office          Interest    Monthly    Maturity       of           December 31
      Building            Rate     Payment      Date     Collateral     1998      1997
---------------------- --------    -------    --------   ----------   --------  --------
Teachers Insurance and
  Annuity Association
  (13 properties)        6.945%     $869        07/08     $165,520    $ 95,186  $      -

One Jackson Place        7.850%      152        11/10       18,600      17,032    17,501

BB&T Financial Center    7.300%      137        11/12       23,841      14,428    15,000

First Tennessee Plaza    7.170%      136        12/12       29,978      14,422    15,000

SkyTel Centre            7.750%      118        01/08       13,240       9,121     9,796

Raytheon                 8.125%       89        09/08       15,623       7,482     7,923

Lakewood II              8.080%       66        08/06       11,214       6,554     6,809

400 North Belt           8.250%       65        08/11       10,671       6,117     6,386

Falls Pointe             8.375%       63        01/12        8,843       5,981     6,225

111 Capitol Building     7.000%       59        06/11       12,383       5,816         -

Waterstone               8.000%       54        07/11        8,148       5,082     5,311

One Park 10 Plaza        8.350%       46        08/11        6,971       4,262     4,448

IBM Building             7.700%       45        03/11        6,867       4,261     4,465

Roswell North            8.375%       33        01/12        4,757       3,152     3,281

Woodbranch               8.250%       32        08/11        4,019       2,945     3,075
                                                          --------    --------  --------
                                                          $340,675    $201,841  $105,220
                                                          ========    ========  ========

     The aggregate annual maturities of notes payable at December
31, 1998 are as follows (in thousands):

                         1999        $  8,990
                         2000           9,679
                         2001          10,421
                         2002          11,221
                         2003          12,082
                     Subsequently     149,448
                                     --------
                                     $201,841
                                     ========

NOTE E - Income Taxes

       The tax effects of significant items comprising the Company's net deferred tax asset are as follows (in thousands):

                                         December 31
                                 ---------------------------
                                  1998       1997      1996
                                 -------   -------   -------
     Deferred tax asset
      (liability):
     Differences in book and
      tax basis of assets....   $   (315)  $ 2,404   $   675
     Operating loss
      carryforwards..........      3,183     3,435     3,527
     Other...................        304         -         -
                                 -------   -------   -------
                                   3,172     5,839     4,202
     Valuation allowance.....     (3,172)   (5,839)   (4,202)
                                 -------   -------   -------
     Net deferred tax asset..    $     -   $     -   $     -
                                 =======   =======   =======

       The Company's income differs for income tax and financial reporting purposes principally because (1) the timing of the deduction for the provision for possible losses or writedowns, (2) real estate owned has a different basis for tax and financial reporting purposes, producing different gains upon disposition, and (3) mortgage loans have a different basis for tax and financial reporting purposes, producing different gains upon collection of these receivables.

      The net decrease in the total valuation allowance for the year ended December 31, 1998 was $2,667,000 from 1997 primarily from differences in book and tax basis of real estate. At December 31, 1998, 1997 and 1996, the net deferred tax asset was entirely offset by a valuation allowance because realization of the net deferred tax asset was not assured.

      The following is a reconciliation between the amount reported for income taxes and the amount computed using the statutory federal tax rate (in thousands):

                                 Year Ended December 31
                                 ---------------------------
                                  1998      1997      1996
                                 -------   -------   -------
     Taxes at statutory rate..   $   915   $   915   $ 4,921
     Operating loss carry
       forwards, as limited...      (915)     (915)   (4,876)
     Other....................         -         -       (45)
     Federal alternative
       minimum tax............        55         -         -
     State income tax expense.         5         -       103
                                 -------   -------   -------
     Income tax expense.......   $    60   $     -   $   103
                                 =======   =======   =======

      At December 31, 1998, the Company had net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $17,111,000 which expire at various dates through 2011. These carryforwards are limited to a maximum of approximately $2,700,000 that can be used in any given year, subject to increases for built-in gains recognized.

      The Company has qualified under Sections 856 - 860 of the Internal Revenue Code, as a Real Estate Investment Trust, ("REIT") effective January 1, 1997. In anticipation of converting to a REIT, the Company reincorporated in Maryland during 1996. If the Company distributes to its shareholders at least 95% of its REIT taxable income, it generally will not be subject to federal corporate income tax on that portion of its ordinary income or capital gain that is timely distributed to its shareholders. The Company will utilize the NOL carryforwards as a REIT to the extent that it has taxable income prior to the carryforward expiration dates, subject to the limitation as described above. The Company intends to continue to qualify as a REIT, although the Company will be subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at the prevailing corporate rates and would be ineligible to requalify as a REIT for four additional years.

      In January 1998, the Company completed its reorganization into an umbrella partnership REIT ("UPREIT") structure under which substantially all of the Company's office building real estate assets are owned by an operating partnership, Parkway Properties LP (the "Operating Partnership"). The Company anticipates that the UPREIT structure will enable it to pursue new investment opportunities by having the ability to offer units in the Operating Partnership to property owners in exchange for office properties in transactions that may have preferable tax characteristics. One such transaction was consummated during 1998. Presently, substantially all interests in the Operating Partnership are owned by the Company and a wholly-owned subsidiary.

NOTE F - Stock Option Plans

      The Company has elected to follow APB No. 25 and related Interpretations in accounting for its employee stock options
because,   as  discussed  below,  the  alternative   fair   value
accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation", requires the use of option valuation models that were not developed for use in valuing employee stock options.

      The 1994 Stock Option Plan, as amended provides Parkway common shares ("Shares") to employees or officers of the Company and its subsidiaries upon the exercise of options and upon incentive grants pursuant to the Stock Option Plan. On July 1 of each  year,  the  number  of  Shares available  for  grant  shall
automatically  increase  by  one  percent  (1%)  of  the   Shares
outstanding on such date, provided that the number of Shares available for grant shall never exceed 12.5% of the Shares outstanding. In addition to the 1% automatic increased in
1998, the Stockholders voted to make available for grant an additional 250,000 shares. In accordance with these provisions, the Shares available for grant increased 360,683 and 62,892 in 1998 and 1997,
respectively.   Under  the 1991  Directors Stock Option Plan, as
amended, options for up  to 250,000  shares  may be granted to non-
employee directors.   Both plans have ten-year terms.

      Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996: risk-free interest of 5.5%, 6.0%, and 6.0%, respectively; dividend yield of 5%; volatility factor of the expected market price of the Company's common stock of .389, .427, and .493, respectively; and a weighted-average expected life of the options of 3 years for the 1994 Stock Option Plan and 5 years for the 1991 Directors Stock Option Plan. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted average fair value of options granted during 1998, 1997 and 1996 was $7.20, $6.80 and $4.52, respectively.

      For purposes of pro forma disclosures, the estimated fair value of the options granted in 1998, 1997 and 1996 is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share information):

                                      Year Ended December 31
                                  ----------------------------
                                    1998      1997      1996
                                  --------  --------  --------
   Pro forma net income available
    to common stockholders        $ 22,586  $ 14,152  $ 14,087
   Pro forma net income per
    common share:
    Basic........................ $   2.15  $   2.00  $   3.85
    Diluted...................... $   2.13  $   1.96  $   3.73

     A summary of the Company's stock option activity and related information is as follows:

                                              1991 Directors
                       1994 Stock Option          Stock
                             Plan              Option Plan
                       -----------------     ----------------
                                Weighted             Weighted
                                Average              Average
                        Shares   Price       Shares    Price
                       -----------------     ----------------
Outstanding at
  January 1, 1996      243,272   $ 10.73      92,250  $  7.64
  Granted               44,291     18.80      13,500    16.00
  Exercised           (105,563)    10.00     (27,750)     8.12
  Forfeited             (6,562)    13.14           -        -
                       --------  -------     -------  -------
Outstanding at
  December 31, 1996     175,438    13.12      78,000     8.92
  Granted                65,450    26.63      25,500    25.88
  Exercised             (29,990)   10.69     (15,750)    9.42
  Forfeited              (1,850)   22.22           -        -
                       --------  -------     -------  -------
Outstanding at
  December 31, 1997     209,048    17.62      87,750    13.76
  Granted               369,650    30.68      25,500    31.13
  Exercised             (24,638)   11.49     (11,250)   17.42
  Forfeited             (10,875)   29.39           -        -
                       --------  -------     -------  -------
Outstanding at
  December 31, 1998     543,185  $ 26.55     102,000  $ 17.70
                       ========  =======     =======  =======


     Following is a summary of the status of options outstanding at December 31, 1998:
                                                 Exercisable
                    Outstanding Options            Options
               -----------------------------  -----------------
                        Weighted-
                        Average     Weighted          Weighted-
  Exercise              Remaining   Average             Average
   Price                Contract-   Exercise           Exercise
   Range       Number   ual Life     Price     Number   Price
------------- -------   ---------  ---------  ------- ---------
1994 Stock Option Plan

$ 9.19-$12.22  54,236   5.7 years    $10.84    54,236   $10.84
$12.67-$15.75  43,324   7.1 years    $14.14    43,324   $14.14
$21.00-$25.63  22,625   7.6 years    $21.72    22,625   $21.72
$26.63-$31.38 423,000   9.2 years    $30.10    31,675   $26.63

1991 Directors Stock Option Plan

$ 4.00         15,000   2.7 years    $ 4.00    15,000  $ 4.00
$ 8.00-$10.17  33,000   5.9 years    $ 9.17    33,000   $ 9.17
$16.00          9,000   7.5 years    $16.00     9,000   $16.00
$25.88-$31.13  45,000   9.0 years    $28.85    45,000   $28.85

NOTE G - Other Matters

      The  Company issued 2,650,000 shares of its 8.75% Series  A
Cumulative Redeemable Preferred Stock, $.001 par value per  share
("Cumulative  Preferred Stock") during 1998.   Dividends  on  the

Cumulative Preferred Stock are cumulative from the date of issue and are payable quarterly in arrears. The Cumulative Preferred Stock is not redeemable prior to April 23, 2003, but may be redeemed for cash, at the option of the Company, on or after that date at a redemption price of $25.00 per share, plus any accrued dividends. The Cumulative Preferred Stock has no stated maturity, will not be subject to any sinking fund or mandatory redemption and will not be convertible into any other securities of the Company.

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

Supplemental Profit and Loss Information

      Included in operating expenses are taxes, principally property taxes, of $9,326,000, $4,505,000 and $2,169,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Supplemental Cash Flow Information


                                     Year Ended December 31
                                -------------------------------
                                  1998        1997       1996
                                ---------  ---------  ---------
                                           (In thousands)
Assumption of mortgage notes
 payable in connection with
 purchase of properties........  $ 5,962   $ 14,868     $     -
Loans to facilitate
 sales of real estate and
 real estate securities........      121        900         350
Loan foreclosures
 added to real estate
 held for sale.................        -          -          80
Interest paid...................  14,903      5,747       3,468
Income taxes paid...............      41          -          22


Litigation

      The Company is not presently engaged in any litigation other than ordinary routine litigation incidental to its business. Management believes such litigation will not materially affect the financial position, operations or liquidity of the Company.

Accounts Payable and Other Liabilities

                                              December 31
                                           ------------------
                                            1998       1997
                                           -------    -------
                                             (In thousands)
     Accrued expenses,
      other than property taxes....        $11,021    $ 5,155
     Accrued property taxes.........         5,297      3,311
     Accounts payable...............           295        413
     Preferred dividend payable.....         1,208          -
     Security deposits..............         2,621      2,185
     Deferred gains.................         1,122      1,094
                                           -------    -------
                                           $21,564    $12,158
                                           =======    =======

Interest, Rents Receivable and Other Assets

                                               December 31
                                           ------------------
                                            1998        1997
                                           -------    -------
                                             (In thousands)

     Cash receivables....................  $ 4,636    $ 6,512
     Escrow deposits of taxes............    2,588      1,486
     Unamortized loan costs..............    3,341      1,184
     Unamortized lease costs.............    3,066      2,180
     Prepaid items.......................      156        207
     Straight line rent receivable.......    1,334        571
     Security deposits...................      111         92
                                           -------    -------
                                           $15,232    $12,232
                                           =======    =======

NOTE H - Fair Values of Financial Instruments

Cash and cash equivalents

       The   carrying  amounts  for  cash  and  cash  equivalents
approximated fair value at December 31, 1998 and 1997.

Mortgage loans

      The fair values for mortgage loans are estimated based on net realizable value and discounted cash flow analysis, using interest rates currently being offered on loans with similar terms to borrowers of similar credit quality. The aggregate fair value of the mortgage loans at December 31, 1998 approximated its carrying amount of $895,000. The aggregate fair value of the mortgage loans at December 31, 1997, was $1,290,000 as compared to its carrying amount of $1,117,000.

      The fair value of the mortgage notes payable without recourse are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The aggregate fair value of the mortgage notes payable without recourse at December 31, 1998 was $207,151,000 as compared to its carrying amount of $201,841,000. The aggregate fair value of the mortgage notes payable without recourse at December 31, 1997 was $108,971,000 as compared to its carrying amount of $105,220,000.

NOTE J - Selected Quarterly Financial Data (Unaudited):

     Summarized quarterly financial data for the years ended December 31, 1998 and 1997 are as follows (in thousands, except per share data):
                                           1998
                            ----------------------------------
                              First  Second    Third   Fourth
                            -------  -------  ------- -------
Revenues
(other than gains)......... $19,914  $25,196  $25,182 $26,191
Expenses................... (15,296) (19,063) (19,851)(19,635)
Gain (loss) on real estate
  and mortgage loans.......     952      387    3,547     (98)
Minority interest - unit
  holders..................       -        -       (1)      -
                            -------  -------  ------- -------
Net income.................   5,570    6,520    8,877   6,458
Dividends on preferred
  stock....................       -    1,014    1,450   1,449
                            -------  -------  ------- -------
Net income available to
  common stockholders...... $ 5,570  $ 5,506  $ 7,427 $ 5,009
                            =======  =======  ======= =======
Basic per common share data:
 Net income................ $  0.55  $  0.50  $  0.70 $  0.50
 Weighted average shares
   outstanding.........      10,156   11,086   10,611  10,107

Diluted per common share data:
 Net income................ $  0.54  $  0.49  $  0.69 $  0.49
 Weighted average shares
   outstanding.............  10,301   11,221   10,734  10,222

Dividends paid on
  common stock............  $  0.35  $  0.35  $  0.45 $  0.45

                                           1997
                          ------------------------------------
                              First   Second    Third  Fourth
                          ------------------------------------
Revenues
(other than gains)......... $ 8,906  $10,404  $12,424 $16,353
Expenses...................  (6,868)  (7,796)  (9,736)(12,103)
Gain (loss) on real estate
  and mortgage loans.......   1,506       68     (483)  1,816
                            -------  -------  ------- -------
Net income available to
  common stockholders.....  $ 3,544  $ 2,676  $ 2,205 $ 6,066
                            =======  =======  ======= =======
Basic per common share data:
 Net income................ $   .62  $   .43  $   .34 $   .62
 Weighted average shares
   outstanding.............   5,718    6,288    6,532   9,736

Diluted per common share data:
 Net income................ $   .61  $   .42  $   .33 $   .61
 Weighted average shares
   outstanding.............   5,848    6,405    6,675   9,891

Dividends paid on
   common  stock........... $   .25  $   .25  $   .35  $  .35

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998
                                 (In thousands)

                                                   Initial Cost to the
                                                         Company
                                                  ---------------------
                                                           Building and  Capitalized
Description                         Encumbrances   Land    Improvements     Costs
                                   --------------------------------------------------
Real Estate Properties:
Office Buildings:
 One Jackson Place - MS              $ 17,032    $ 1,799    $ 19,730       $ 4,686
 SkyTel Centre - MS                     9,121      1,360      12,430           612
 IBM Building - MS                      4,261      1,169       5,336           927
 River Oaks Plaza - MS                      -        277       4,139           591
 111 Capitol Building - MS              5,816        915      10,825           781
 Waterstone - GA                        5,082        859       7,207           714
 Falls Pointe - GA                      5,981      1,431       7,659           242
 Roswell North - GA                     3,152        594       4,072           371
 Meridian - GA                              -        994       9,547           178
 Lakewood II - GA                       6,554        617      10,923            84
 Hightower - GA                             -        530       6,201           692
 Pavilion Center - GA                       -        510       4,005            56
 One Park Ten - TX                      4,262        606       6,149           788
 400 Northbelt - TX                     6,117        419       9,655         1,417
 Woodbranch - TX                        2,945        303       3,805           212
 Tensor - TX                                -        273       2,567           488
 West Office - TX                           -         52         378            39
 Ashford II - TX                            -        163       2,069           184
 Sugar Grove - TX                           -        364       7,385         1,118
 Raytheon - TX                          7,482        856      15,175             3
 Schlumberger - TX                          -      1,128      11,102             5
 One Commerce Green - TX                    -        489      37,103            50
 Comerica Bank Building - TX                -      1,921      21,222           158
 BB&T - NC                             14,428      1,018      23,539           612
 Charlotte Park - NC                        -      1,400      12,911           745
 NationsBank Tower - SC                     -        316      20,350           146
 Healthsource - SC                          -        555       5,176            49
 Atrium at Stoneridge - SC                  -        572       7,775           151
 Forum II & III - TN                        -      2,634      13,886           432
 First Tennessee Plaza - TN            14,422        457      29,499         1,017
 Morgan Keegan Tower - TN                   -          -      36,549           200
 Cedar Ridge - TN                           -        741       8,631           217
 Falls Building - TN                        -          -       7,608             -
 Vestavia - AL                              -        729       3,956           335


 First Little Rock - AR                     -        965       9,307           121
 Cherokee - VA                              -        158       3,366            97
 Courthouse - VA                            -        553       7,059           382
 Greenbrier Tower I - VA                    -        584       7,503           345
 Greenbrier Tower II - VA                   -        573       7,354           216
 Loudoun Plaza - VA                         -        420       8,624            20
 Lynnwood Plaza - VA                        -        985       8,306           100
 Town Point Center - VA                     -          -      10,756             -
 Glen Forest - VA                           -        537       8,503            15
 Moorefield II - VA                         -        469       4,752            42
 Moorefield III - VA                        -        490       5,135            10
 Westvaco - VA                              -      1,265      11,825           155
 Winchester - VA                            -          -      11,795             1
 Corporate Square West - IN                 -        741       1,727           505
 Hillsboro I-IV - FL                        -      1,129       7,734           281
 Hillsboro V - FL                           -      1,325      12,249           216
 Southtrust Bank Building - FL              -        786      16,721           154
 Teachers Insurance and Annuity
  Association (13 properties)(4)            -          -           -             -
-----------------------------------------------------------------------------------
                                      201,841     37,031     531,280        20,960
-----------------------------------------------------------------------------------
Office Redevelopment:
-----------------------------------------------------------------------------------
 Moore Building - TN                        -          -       4,589             -
 Moore Garage - TN                          -          -         728             -
------------------------------------------------------------------------------------
                                            -          -       5,317             -
-----------------------------------------------------------------------------------
Total Real Estate Owned              $201,841    $37,031    $536,597       $20,960
===================================================================================

       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                                DECEMBER 31, 1998
                                 (In thousands)

                              Gross Amount at Which
                           Carried at Close of Period
------------------------------------------------------------------------------------------------
                                   Building and           Accumulated     Year       Year
Description                  Land  Improvements Total(1)  Depreciation  Acquired  Constructed
------------------------------------------------------------------------------------------------
Real Estate Properties:
Office Buildings:
 One Jackson Place - MS     1,799    24,416    26,215       (7,615)      1986         1986
 SkyTel Centre - MS         1,360    13,041    14,401       (1,162)      1995      (2)1987
 IBM Building - MS          1,169     6,264     7,433         (567)      1995         1986
 River Oaks Plaza - MS        277     4,730     5,007          (85)      1998         1981
 111 Capitol Bldg. - MS       915    11,605    12,520         (138)      1998         1983
 Waterstone - GA              859     7,921     8,780         (632)      1995         1987
 Falls Pointe - GA          1,431     7,901     9,332         (488)      1996         1990
 Roswell North - GA           594     4,443     5,037         (280)      1996         1986
 Meridian - GA                994     9,724    10,718         (427)      1997         1985
 Lakewood II - GA             617    11,008    11,625         (411)      1997         1986
 Hightower - GA               530     6,893     7,423         (210)      1997         1983
 Pavilion Center - GA         510     4,061     4,571          (51)      1998         1984
 One Park Ten - TX            606     6,937     7,543         (572)      1996         1982
 400 Northbelt - TX           419    11,072    11,491         (820)      1996         1982
 Woodbranch - TX              303     4,017     4,320         (301)      1996         1982
 Tensor - TX                  273     3,055     3,328         (161)      1996         1983
 West Office - TX              52       417       469          (67)      1994         1986
 Ashford II - TX              163     2,253     2,416         (105)      1997         1979
 Sugar Grove - TX             364     8,504     8,868         (362)      1997         1982
 Raytheon - TX                856    15,178    16,034         (411)      1997         1983
 Schlumberger - TX          1,128    11,107    12,235         (254)      1998         1983
 One Commerce Green - TX      489    37,153    37,642         (778)      1998         1983
 Comerica Bank Bldg. - TX   1,921    21,380    23,301         (448)      1998         1983
 BB&T - NC                  1,018    24,152    25,170       (1,328)      1996         1988
 Charlotte Park - NC        1,400    13,656    15,056         (605)      1997   1982/84/86
 NationsBank Tower - SC       316    20,496    20,812         (724)      1997         1973
 Healthsource - SC            555     5,225     5,780         (109)      1998         1986
 Atrium at Stoneridge - SC    572     7,926     8,498         (135)      1998         1986
 Forum II & III - TN        2,634    14,317    16,951         (735)      1997         1985
 First Tennessee Plaza - TN   457    30,516    30,973         (994)      1997         1978
 Morgan Keegan Tower - TN       -    36,749    36,749       (1,145)      1997         1985
 Cedar Ridge - TN             741     8,848     9,589         (197)      1998
 Falls Building - TN            -     7,608     7,608             -      1998(3)1982/84/90
 Vestavia - AL                729     4,291     5,020         (203)      1997         1988


 First Little Rock - AR       965     9,428    10,393         (290)      1997         1986
 Cherokee - VA                158     3,463     3,621         (241)      1996         1985
 Courthouse - VA              553     7,441     7,994         (509)      1996         1984
 Greenbrier I - VA            584     7,849     8,433         (224)      1997      1985/87
 Greenbrier II - VA           573     7,570     8,143         (215)      1997      1985/87
 Loudoun Plaza - VA           420     8,643     9,063         (181)      1998         1989
 Lynnwood Plaza - VA          985     8,406     9,391         (179)      1998         1986
 Town Point Center - VA         -    10,756    10,756         (112)      1998         1987
 Glen Forest - VA             537     8,517     9,054         (177)      1998         1985
 Moorefield II - VA           469     4,794     5,263         (104)      1998         1985
 Moorefield III - VA          490     5,145     5,635         (108)      1998         1985
 Westvaco - VA              1,265    11,980    13,245         (126)      1998         1986
 Winchester - VA                -    11,797    11,797             -      1998         1987
 Corporate Sq. West - IN      741     2,232     2,973         (600)      1990         1968
 Hillsboro I-IV - FL        1,129     8,015     9,144         (180)      1998         1985
 Hillsboro V - FL           1,325    12,465    13,790         (260)      1998         1985
 Southtrust Bank Bldg. - FL   786    16,875    17,661         (318)      1998         1985
 Teachers Insurance and
   Annuity Association
   (13 properties) (4)          -         -         -             -         -            -
---------------------------------------------------------------------------------------------
                           37,031   552,240   589,271      (26,344)         -            -
---------------------------------------------------------------------------------------------
Office Redevelopment:
---------------------------------------------------------------------------------------------
 Moore Building - TN            -     4,589     4,589             -      1998   In process
 Moore Garage - TN              -       728       728             -      1998   In process
---------------------------------------------------------------------------------------------
                                -     5,317     5,317             -         -            -
---------------------------------------------------------------------------------------------
Total Real Estate Owned   $37,031  $557,557  $594,588      $(26,344)         -            -
=============================================================================================
(1)  The aggregate cost for Federal Income Tax purposes was approximately $589,048,000.
(2)  For SkyTel Centre, this is the date of a major renovation.
(3)  For the Falls Building, these are the dates of major renovations.
(4)  The properties secured on the TIAA loan are Comerica Bank Building, One Commerce
     Green, Charlotte Park, Healthsource, Cedar Ridge, Greenbrier I and II, Loudoun
     Plaza, Lynnwood Plaza, Glen Forest, Moorefield II, Moorefield III, Hillsboro I-IV
     and Hillsboro V.


                      NOTE TO SCHEDULE III
                         (In thousands)

                As of December 31, 1998 and 1997

A summary of activity for real estate and accumulated depreciation is as follows:


                                               December 31
                                           --------------------
                                            1998         1997
   Real Estate:                            --------    --------

      Balance at beginning of year......   $362,074   $132,309
      Additions:
         Acquisitions and improvements..    276,685    231,414
         Office redevelopment...........      5,317          -
      Cost of real estate sold..........    (49,488)    (1,649)
                                           --------   --------
Balance at close of year.............      $594,588   $362,074
                                           ========   ========
   Accumulated Depreciation:
      Balance at beginning of year......   $ 14,143   $  9,507
      Depreciation expense..............     12,538      4,874
      Real estate sold..................       (337)      (238)
                                           --------   --------
   Balance at close of year..........      $ 26,344   $ 14,143
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

Forward-Looking Statements

      In addition to historical information, certain sections of this Annual Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those pertaining to the Company's capital resources, profitability and portfolio performance and estimates of market rental rates. Forward-looking statements involve numerous risks and uncertainties. The following factors, among others discussed herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: defaults or non-renewal of leases, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in affecting acquisitions, failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the "Code"), environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. The success of the Company also depends upon the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed elsewhere in this Annual Report. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as the date hereof. The Company assumes no obligation to update forward-looking statements. See also the Company's reports to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

(a)(1)Consolidated Financial Statements
        Report of Independent Auditors
        Consolidated Balance Sheets-
         as of December 31, 1998 and 1997
        Consolidated Statements of Income--
         for the years ended December 31, 1998, 1997 and 1996 Consolidated Statements of Cash Flows--
         for the years ended December 31, 1998, 1997 and 1996 Consolidated Statements of Shareholders' Equity-
         for the years ended December 31, 1998, 1997 and 1996 Notes to Consolidated Financial Statements
   (2)Consolidated Financial Statement Schedules
        Schedule III - Real Estate and Accumulated Depreciation Notes to Schedule III
   (3)Form 10-K Exhibits required by Item 601 of Regulation S-K:
       (a)Articles of Incorporation, as amended, of Parkway (incorporated by reference to Exhibit B to The Parkway Company's Proxy Material for its Annual Meeting of Stockholders held on July 18, 1996).
       (b)Bylaws of Parkway (incorporated by reference to Exhibit C to The Parkway Company's Proxy Material for its Annual Meeting of Stockholders held on July 18, 1996).
       (c)Amendments to Bylaws (incorporated by reference).
       (d)Articles Supplementary creating the Registrant's 8.75% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to the Registrant's Form
          8-A filed April 24, 1998).
   (10)Material Contracts:
       (a)Registrant's 1994 Stock Option Plan (incorporated by reference to Registrant's Proxy Statement dated November 8, 1994).
       (b)Registrant's 1991 Directors Stock Option Plan, as amended (incorporated by reference to the Registrant's proxy statement dated November 8, 1994).
       (c)Form of Change-in-Control Agreement that Registrant has entered into with Leland R. Speed, Steven G. Rogers and Sarah P. Clark (incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1996).
       (d)Form of Change-in-Control Agreement that the Registrant has entered into with David R. Fowler, G. Mitchell Mattingly and James M. Ingram (incorporated by the Registrant's Form 10-KSB for the year ended December 31, 1996).
       (e)The Registrant's 1997 Non-Employee Directors Stock Ownership Plan (Incorporated by references to Appendix B in the Registrant's Proxy Material for its June 6, 1997 Annual Meeting).
       (f)Sale Agreement and Amendments between Brookdale Investors, L.P., a Delaware limited partnership, and Parkway Properties LP, a Delaware limited partnership.
       (g)Credit Agreement among Parkway Properties LP, Chase Bank of Texas, National Association, and PNC Bank, National Association as agent (incorporated by reference to the Registrant's Form 8-K filed November 12, 1998).
       (h)Form of Note by Parkway Properties LP as maker and Chase Bank of Texas, National Association as agent (incorporated by reference to the Registrant's Form
          8-K filed November 12, 1998).

       (i)Purchase and Sale Agreement between Parkway Properties LP and Triad Properties Corporation (incorporated by reference to the Registrant's Form 8-K dated and filed April 22, 1998).
       (j)Purchase and Sale Agreement between Parkway Portfolio I LLC and Triad Properties Corporation, and Parkway Properties LP, a Delaware limited partnership (incorporated by reference to the Registrant's Form 8-K dated and filed April 22, 1998).
       (k)Amended and Restated Agreement of Limited Partnership of Parkway Properties LP, including Amended and Restated Exhibit A of the Amended and Restated Agreement of Limited Partnership (incorporated by reference to the Registrant's Form 8-K filed July 15,
          1998).
       (l)Admission Agreement between Parkway Properties LP and Lane N. Meltzer (incorporated by reference to the Registrant's Form 8-K filed July 15, 1998).
       (m)Promissory Note between Parkway Properties LP and Teachers Insurance and Annuity Association of America (incorporated by reference to the Registrant's Form
          8-K filed July 15, 1998).
       (n)Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Parkway Properties LP as borrower for the benefit of Teachers Insurance and Annuity Association of America as lender (incorporated by reference to the Registrant's Form 8-K filed July 15,1 998).
       (o)Conversion and Note Agreement between Parkway Properties LP, Parkway Properties, Inc. and Teachers Insurance and Annuity Association of America (incorporated by reference to the Registrant's Form
          8-K filed July 15, 1998).
   (21)Subsidiaries of the Registrant, filed herewith.
   (23)Consent of Ernst & Young LLP, filed herewith.
   (27)Financial Data Schedule
   (28)Agreement of Registrant to furnish the Commission with copies of instruments defining the rights of holders of long-term debt (incorporated by reference to Exhibit 28E of the Registrant's Form S-4 (No. 33-2960) filed with the Commission on February 3, 1986).
   (99)The Company Shareholder Rights Plan dated September 7, 1995 (incorporated by reference to the Registrant's Form 8-A filed September 8, 1995).

(b)Reports on Form 8-K.

   (1)8-K - Filed November 12, 1998 - Reporting Chase Bank Loan.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PARKWAY PROPERTIES, INC.
                              Registrant


                              /s/ Steven G. Rogers
                              President and
                              Chief Executive Officer
                              March 29, 1999


                              /s/ Sarah P. Clark
                              Sarah P. Clark
                              Chief Financial Officer
                              March 29, 1999


                              /s/ Regina P. Shows
                              Regina P. Shows
                              Chief Accounting Officer
                              March 29, 1999


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Daniel C. Arnold          /s/ C. Herbert Magruder
Daniel C. Arnold, Director    C. Herbert Magruder, M.D., Director
March 29, 1999                March 29, 1999


/s/ Roger P. Friou            /s/ W. Lincoln Mossop, Jr.
Roger P. Friou, Director      W. Lincoln Mossop, Jr., Director
March 29, 1999                March 29, 1999


/s/ Martin L. Garcia          /s/ Steven G. Rogers
Martin L. Garcia, Director    Steven G. Rogers
March 29, 1999                President and Director
                              March 29, 1999

/s/ J. Michael Lipsey
J. Michael Lipsey, Director   /s/ Leland R. Speed
March 29, 1999                Leland R. Speed
                              Chairman of Board and Director
                              March 29, 1999
/s/ Joe F. Lynch
Joe F. Lynch, Director
March 29, 1999