Form 10-Q
period 1999-03-31
PARKWAY PROPERTIES INC
filed 1999-05-17
CIK 729237

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                ---------------------------------

                            FORM 10-Q

[x]       Quarterly Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934

            For Quarterly Period Ended March 31, 1999

                               or

[ ]       Transition Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934

       For the Transition Period from ________ to ________

                  Commission File Number 1-11533

                     Parkway Properties, Inc.
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


           Maryland                         74-2123597
------------------------------  ---------------------------------
-
(State or other jurisdiction of (IRS Employer Identification No.)
incorporation or organization)


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

      9,961,211 shares of Common Stock, $.001 par value, were outstanding as of May 13, 1999.

                    PARKWAY PROPERTIES, INC.

                            FORM 10-Q

                        TABLE OF CONTENTS
              FOR THE QUARTER ENDED MARCH 31, 1999

-----------------------------------------------------------------


                                                             Pages
                                                             -----

                  Part I. Financial Information

Item 1.  Financial Statements

   Consolidated Balance Sheets, March 31, 1999 and
     December 31, 1998                                       3

   Consolidated Statements of Income for the Three Months
     Ended March 31, 1999 and 1998                           4

   Consolidated Statements of Cash Flow for the
     Three Months Ended March 31, 1999 and 1998              5

   Consolidated Statements of Stockholders' Equity for the
     Three Months Ended March 31, 1999 and 1998              6

   Notes to Consolidated Financial Statements                7

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations     9


Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk                                16



                     Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                   17



                           Signatures

Authorized signatures                                       18

                    PARKWAY PROPERTIES, INC.
                   CONSOLIDATED BALANCE SHEETS
         (In thousands except share and per share data)


                                        March 31    December 31
                                          1999          1998
                                        ------------  -----------
(Unaudited)
 Assets
 Real estate related investments:
   Office buildings.......................$597,422   $589,271
   Office redevelopment...................   6,497      5,317
   Accumulated depreciation...............(30,194)   (26,344)
                                          --------   --------
                                           573,725    568,244

   Land held for sale.....................   4,283      4,599
   Mortgage loans.........................     894        895
   Real estate partnership................     338        345
                                          --------   --------
                                           579,240    574,083
 Interest, rents receivable and other
   assets.................................  13,870     15,232

 Cash and cash equivalents................     710      2,937
                                          --------   --------
                                          $593,820   $592,252
                                          ========   ========


 Liabilities
 Notes payable to banks...................$ 47,269   $ 40,896
 Mortgage notes payable without recourse.. 201,581    201,841
 Accounts payable and other liabilities...  17,323     21,564
                                          --------   --------
                                           266,173    264,301
                                          --------   --------


 Stockholders' Equity
 8.75% Series A Preferred stock, $.001 par
   value, 2,750,000 shares authorized and
   2,650,000 shares issued and outstanding
   in 1999 and 1998.......................  66,250     66,250
 Common stock, $.001 par value, 70,000,000
   shares authorized, 10,088,445 and
   10,109,891 shares issued and
   outstanding in 1999 and 1998,
   respectively...........................      10         10
 Additional paid-in capital............... 223,163    223,834
 Retained earnings........................  38,224     37,857
                                          --------   --------
                                           327,647    327,951
                                          --------   --------
                                          $593,820   $592,252
                                          ========   ========







         See notes to consolidated financial statements.

                    PARKWAY PROPERTIES, INC.
               CONSOLIDATED STATEMENTS OF INCOME
             (In thousands, except per share data)


                                         Three Months Ended
                                              March 31
                                        ---------------------
                                          1999        1998
                                        --------     --------
                                            (Unaudited)
Revenues
Income from office properties           $26,911       $19,644
Interest on mortgage loans                   15            24
Management company income                   174           129
Interest on investments                      21             7
Deferred gains and other income              48           110
                                        -------       -------
                                         27,169        19,914
                                        -------       -------
Expenses
Office properties:
  Operating expense                      11,277         8,244
  Interest expense:
    Contractual                           3,743         2,043
    Amortization of loan costs.              45            25
  Depreciation and amortization           4,081         2,591
Other real estate properties:
  Operating expense                          65            30
Interest expense on bank notes:
  Contractual                               569         1,122
  Amortization of loan costs                147           234
Management company expenses                 139           105
General and administrative                  832           902
                                        -------       -------
                                         20,898        15,296
                                        -------       -------
Income before gains and minority
  interest                                6,271         4,618

Gain on sales and minority interest
Gain on real estate held for sale
  and mortgage loans                         86           952
Minority interest - unit holders            (1)             -
                                        -------       -------
Net income                                6,356         5,570

Dividends on preferred stock              1,449             -
                                        -------       -------
Net income available to common
  stockholders                          $ 4,907       $ 5,570
                                        =======       =======
Net income per common share:
  Basic                                 $   .49       $   .55
                                        =======       =======
  Diluted                               $   .48       $   .54
                                        =======       =======
Weighted average shares outstanding:
  Basic                                  10,103        10,156
                                        =======       =======
  Diluted                                10,210        10,301
                                        =======       =======




         See notes to consolidated financial statements.

                    PARKWAY PROPERTIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOW
                         (In thousands)


                                          Three Months Ended
                                               March 31
                                        ----------------------
                                          1999         1998
                                        ---------    ---------
                                             (Unaudited)
Operating activities
  Net income...........................  $ 6,356     $ 5,570
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization......    4,081       2,591
    Gain on real estate held for
      sale and mortgage loans..........     (86)       (952)
    Equity in earnings and other.......        7         (2)
    Changes in operating assets and
      liabilities:
        Decrease in receivables........    1,515       2,623
        Increase (decrease) in accounts
          payable and accrued expenses.  (4,241)       1,325
                                        --------    --------
  Cash provided by operating activities    7,632      11,155
                                        --------    --------
Investing activities
  Payments received on mortgage loans..        1           3
  Purchase of real estate related
    investments........................  (2,631)   (193,215)
  Proceeds from sale of real estate
    held for sale and mortgage loans...      401       1,495
  Office redevelopment.................  (1,180)           -
  Improvements to real estate related
    investments........................  (3,968)     (1,694)
                                        --------    --------
  Cash used in investing activities....  (7,377)   (193,411)
                                        --------    --------
Financing activities
  Principal payments on mortgage notes
    payable............................  (2,195)     (1,063)
  Net proceeds from bank borrowings....    6,373     145,931
  Stock options exercised..............       68         189
  Dividends paid on common stock.......  (4,540)     (3,880)
  Dividends paid on preferred stock....  (1,449)           -
  Proceeds from sale of stock..........        -      41,180
  Purchase of Company stock............    (739)           -
                                        --------    --------
  Cash (used in) provided by financing
    activities.........................  (2,482)     182,357
                                        --------    --------

  Increase (decrease) in cash and
    cash equivalents...................  (2,227)         101

  Cash and cash equivalents at
    beginning of period................    2,937         959
                                        --------    --------
  Cash and cash equivalents at end of
    period.............................  $   710    $  1,060
                                      ==========  ==========
         See notes to consolidated financial statements.

                    PARKWAY PROPERTIES, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (In thousands)


                                       Three Months Ended
                                               March 31
                                         --------------------
                                          1999        1998
                                        --------     --------
                                         (Unaudited)

8.75% Series A Preferred stock,
  $.001 par value
  Balance at beginning of period......   $66,250     $      -
                                        --------     --------
  Balance at end of period............    66,250            -
                                        --------     --------

Common stock, $.001 par value
  Balance at beginning of period......       10            10
  Shares issued - stock offerings.....         -            1
                                        --------     --------
  Balance at end of period............        10           11
                                        --------     --------

Additional paid-in capital
  Balance at beginning of period......   223,834      213,461
  Stock options exercised.............        68          189
  Shares issued - stock offerings.....         -       41,178
  Purchase of company stock...........     (739)            -
                                        --------     --------
  Balance at end of period............   223,163      254,828
                                        --------     --------

Retained earnings
  Balance at beginning of period......    37,857       31,270
  Net income..........................     6,356        5,570
  Preferred stock dividends declared..   (1,449)            -
  Common stock dividends declared
    and paid..........................   (4,540)      (3,880)
                                        --------     --------
  Balance at end of period............    38,224       32,960
                                        --------     --------

Total stockholders' equity............  $327,647     $287,799
                                        ========     ========
















         See notes to consolidated financial statements.

Parkway Properties, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 1999

(1)  Basis of Presentation

      The  consolidated financial statements include the accounts of  Parkway Properties, Inc. ("Parkway" or "the Company") and its
100%    owned   subsidiaries.    All   significant   intercompany
transactions and accounts have been eliminated.

       The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the annual report and the notes thereto.

(2)  Reclassifications

      Certain  reclassifications  have  been  made  in  the  1998 financial statements to conform to the 1999 classifications.

(3)  Supplemental Cash Flow Information

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
                                          Three Months Ended
                                               March 31
                                       ------------------------
                                           1999         1998
                                        ----------- -----------

     Cash paid for interest........     $ 4,312,000 $ 3,164,000
     Mortgage assumed in purchase..     $ 1,935,000 $         -

(4)  Acquisitions and Dispositions

      On January 12, 1999 the Company purchased the 46,000 square foot Moorefield I building in Richmond, Virginia for $3,900,000 including the assumption of $1,936,000 mortgage note payable with a 7.625% interest rate. The Moorefield I office building was constructed in 1984 and is located in western suburban Richmond.

(5)  Impact of Recently Issued Accounting Standards

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. The Company has no derivative or hedging instruments outstanding as of March 31, 1999; therefore, management does not anticipate that the adoption of the new
Statement will have a significant effect on the consolidated results of operations or the financial position of the Company.

(6)  Capital Transactions

      On March 2, 1999, the Board of Directors approved the repurchase of 500,000 shares of the Company's common stock. As of March 31, 1999, 26,034 shares had been purchased at an average price of $28.39. Through May 13, 1999, 155,343 shares have been purchased at an average price of $27.89.

Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations.

Financial Condition

Comments are for the balance sheet dated March 31, 1999 compared to the balance sheet dated December 31, 1998.

      During the first quarter of 1999, the Company purchased one office property. Total assets increased $1,568,000 and office properties (before depreciation) increased $8,151,000 or 1.4%.

      Parkway's direct investment in office buildings and office redevelopment increased $5,481,000 net of depreciation to a carrying amount of $573,725,000 at March 31, 1999 and consisted of 51 properties.

      On January 12, 1999 the Company purchased the 46,000 square foot Moorefield I building in Richmond, Virginia for $3,900,000 including the assumption of a $1,936,000 mortgage note payable with a 7.625% interest rate. The Moorefield I office building was constructed in 1984 and is located in western suburban Richmond.

      During the quarter ending March 31, 1999, the Company  also
capitalized   building  improvements  and   additional   purchase
expenses of $4,251,000 and recorded depreciation expense of $3,850,000.

      During the quarter ending March 31, 1999, the Company incurred office redevelopment costs of $1,180,000. Costs incurred include capitalized interest costs of $78,000.

       Parkway  sold various non-core assets during  the  quarter that resulted in gains for financial reporting purposes of $86,000 and net proceeds of $401,000. At March 31, 1999, non-core assets other than mortgage loans totaled $4,283,000. The Company expects to continue its efforts to liquidate these assets.

      Notes payable to banks totaled $47,269,000 at March 31 1999 and are the result of advances under bank lines of credit to purchase additional office properties and repurchase company stock.

      Mortgage notes payable without recourse decreased a net $260,000 due to the assumption of existing debt on the purchase of the Moorefield I building recorded at a rate of 7.625% in the amount of $1,936,000 and scheduled principal payments of $2,195,000 during the quarter ended March 31, 1999 on existing notes payable without recourse. The Company expects to continue seeking fixed rate, non-recourse mortgage financing at terms ranging from ten to twenty years on select office building investments as additional capital is needed. The Company plans to maintain a ratio of debt to total market capitalization from 25% to 45% although such ratio may from time to time temporarily exceed 45%, especially when the Company has incurred significant amounts of short term debt in connection with property acquisitions.

      Stockholders' equity decreased $304,000 during the quarter ended March 31, 1999 as a result of the following factors (in thousands):

                                             Increase (Decrease)
                                             -------------------

  Net income                                      $ 6,356
  Shares purchased-Company common stock             (739)
  Preferred stock dividends declared and paid     (1,449)
  Common stock dividends declared and paid        (4,540)
  Exercise of stock options                            68
                                                  -------
                                                 $  (304)
                                                  =======

      On  March  2,  1999,  the Board of Directors  approved  the
repurchase of 500,000 shares of the Company's common  stock.   As
of March 31, 1999, 26,034 shares have been purchased at an average price of $28.39.

RESULTS OF OPERATIONS

Comments are for the three months ended March 31, 1999 compared to the three months ended March 31, 1998.

      Net income available for common stockholders for the three months ended March 31, 1999 was $4,907,000 ($.49 per basic common share) as compared to $5,570,000 ($.55 per basic common share) for the three months ended March 31, 1998. Net income included net gains from the sale of the real estate and mortgage loans in the amounts of $86,000 and $952,000 for the quarters ended March 31, 1999 and 1998, respectively.

      The primary reason for the increase in the Company's income before gains for 1999 as compared to 1998 is the reflection of the operations of the following office buildings subsequent to the date of purchase:

                Building              Purchase Date    Sq. Feet
     -------------------------------  -------------   ---------
     Schlumberger                      01/21/98       155,000
     Brookdale Portfolio*              02/25/98     1,470,000
     Southtrust                        03/31/98       196,000
     Atrium at Stoneridge              04/28/98       109,000
     River Oaks Office Plaza           05/01/98        73,000
     Pavilion Center                   06/30/98        44,000
     111 East Capitol Building         07/01/98       172,000
     Town Point Center                 07/20/98       130,000
     Westvaco Building                 07/20/98       144,000
     Winchester                        12/18/98       126,000
     Falls Building                    12/31/98       147,000
     Moorefield I                      01/12/99        46,000

      *On February 25, 1998, the Company purchased a 13-building portfolio (the "Brookdale Portfolio") which totaled approximately 1,470,000 net rentable square feet that included properties located in five of its primary markets and three new markets. On July 1, 1998, the Company sold two properties acquired in the Brookdale Portfolio with a total square footage of 251,000.

      Operations of office building properties are summarized below (in thousands):

                                           Three Months Ended
                                                March 31
                                           -------------------
                                              1999      1998
                                           --------- ---------
     Income................................$ 26,911   $19,644
     Operating expense.....................(11,277)   (8,244)
                                            -------   -------
                                             15,63411,400
     Interest expense...................... (3,788)   (2,068)
     Depreciation and amortization........  (4,081)   (2,591)
                                            -------   -------
     Net Income............................$  7,765   $ 6,741
                                            =======   =======

      Net losses on operations of other real estate properties held for sale were $65,000 and $30,000 for the three months ending March 31, 1999 and 1998, respectively.

      The  increase  in interest expense on office properties  is primarily  due  to  the mortgage loans assumed and/or  new  loans
placed  in 1999 and 1998. The average interest rate on   mortgage
notes payable as of March 31, 1999 was 7.4%.

     The $553,000 decrease in interest expense on banks notes for the three months ending March 31, 1999 compared to the three months ending March 31, 1998 is primarily due to the $105,135,000 decrease in amounts outstanding under existing bank lines of credit at March 31, 1999 compared to March 31, 1998. The balance in notes payable to banks as of March 31, 1998 included an advance of $75,000,000 on an unsecured loan from NationsBank, NA. The NationsBank, NA facility required the negative pledge of the 13 office properties purchased February 25, 1998 and matured August 25, 1998. This loan was repaid in full on June 30, 1998 with proceeds from a $97,000,000 mortgage note payable at 6.945% that amortizes over a 15-year term and matures July 1, 2008.

     On October 7, 1998, the Company closed a three year $150 million unsecured credit facility with a consortium of 14 banks arranged by Chase Securities, Inc. The interest rate on the new line of credit is equal to LIBOR plus 112.5 to 137.5 basis points, depending upon overall company leverage, with the rate set at 6.307% as of March 31, 1999 compared to 7.033% as of March 31, 1998. The new credit facility reflects a .726% interest rate reduction (based on leverage at March 31, 1999) and a $50 million increase over the previous lines of credit, which were secured lines of credit. The lead agent for the credit facility is Chase Bank of Texas, which is joined by a syndicate of banks including PNC Bank, serving as documentation agent, Wells Fargo Bank, First Union National Bank, Southtrust Bank, AmSouth Bank, First National Bank of Commerce, Compass Bank, First Tennessee Bank, Hibernia National Bank, First American National Bank operating as Deposit Guaranty National Bank, Comerica Bank, Trustmark National Bank, and Bancorp South Bank.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

    Cash and cash equivalents were $710,000 and $2,937,000 at March 31, 1999 and December 31, 1998, respectively. The Company generated $7,632,000 in cash flows from operating activities during the quarter ending March 31, 1999 compared to $11,155,000 for the same period of 1998. The Company used $7,377,000 in investing activities during the quarter ending March 31, 1999. In implementing its investment strategy, the Company used $1,965,000, not including closing costs and certain capitalized expenses, to purchase office properties while receiving net cash proceeds from the sale of non-core assets of $401,000. The Company also spent $3,968,000 to make capital improvements at its office properties. Cash dividends of $5,989,000 ($.45 per common share and $.546875 per preferred share) were paid to shareholders, 26,034 shares of Common Stock were repurchased for a total of $739,000 and principal payments of $2,195,000 were made on mortgage notes payable during the quarter ending March 31, 1999.

Liquidity

     The Company plans to continue pursuing the purchase of office building investments that meet the Company's investment criteria and intends to use bank lines of credit, proceeds from the sale of non-core assets and cash balances to fund those acquisitions. At March 31, 1999, the Company had $47,269,000 outstanding under two bank lines of credit.

     The Company is exposed to interest rate changes primarily as a result of its lines of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows at fixed rates, but also has a three-year $150 million unsecured revolving credit facility with a consortium of 14 banks with Chase Bank of Texas, National Association serving as the lead agent (the "$150 million line") and a three-year $10 million unsecured line of credit with First American Bank, operating as Deposit Guaranty National Bank (the "$10 million line"). The interest rates on the lines of credit are equal to the 30 day LIBOR rate plus 112.5 to 137.5 basis points, depending upon overall Company leverage. The average interest rate on the $10 million line and the $150 million line was 6.213% and 6.307%, respectively, at March 31, 1999. The table below presents the principal payments due and weighted average interest rates for the fixed rate debt.

                    Average      Fixed Rate Debt    Fair Value
                 Interest Rate    (In thousands)      3/31/99
                 -------------   ---------------    ----------

   1999*             7.38%           $  6,837
   2000              7.38%              9,726
   2001              7.37%             10,472
   2002              7.37%             11,275
   2003              7.36%             13,805
   2004              7.36%             13,005
Thereafter           7.53%            136,461
                                     --------         --------
   Total                             $201,581         $199,935
                                     ========         ========
*Remaining nine months

     The $10 million line is unsecured and is expected to fund the daily cash requirements of the Company's treasury management system. This line of credit matures September 30, 2001 and has an interest rate equal to the 30 day LIBOR rate plus 112.5 to
137.5 basis points, depending upon overall Company leverage, with the current rate set at LIBOR plus 137.5 basis points. The Company paid a facility fee of 40 basis points ($40,000) upon closing of the loan and will pay an annual administration fee of $3,000. The Company will also pay fees on the unused portion of the line based upon overall Company leverage, with the current rate set at the maximum of 25 basis points.

     The $150 million line is also unsecured and is expected to fund acquisitions of additional office building investments. This line of credit matures October 7, 2001 and has an interest rate equal to the LIBOR rate plus 112.5 to 137.5 basis points, depending upon overall Company leverage, with the current rate set at LIBOR plus 137.5 basis points. The Company paid a facility fee of $150,000 and originating fees of $432,500 (28.8 basis points) upon closing of the loan and will pay an annual administration fee of $37,500. The Company will also pay unused fees on the unused portion of the line based upon overall Company leverage, with the current rate set at the maximum of 25 basis points.

     At March 31, 1999, the Company had $201,581,000 of non-recourse fixed rate mortgage notes payable with an average interest rate of 7.379% secured by office properties and
$47,269,000 drawn under bank lines of credit. Based on the Company's total market capitalization of approximately $599,505,000 at March 31, 1999 (using the March 31, 1999 closing price of $28.1875 per common share) the Company's debt represented approximately 41.5% of its total market capitalization. The Company plans to maintain a ratio of debt to total market capitalization from 25% to 45% although such ratio may from time to time temporarily exceed 45%, especially when the Company has incurred significant amounts of short-term debt in connection with property acquisitions.

     The Company presently has plans to make capital improvements at its office properties in 1999 of approximately $21,000,000. These expenses include tenant improvements, capitalized acquisition costs and capitalized building improvements. Approximately $9,000,000 of these improvements relate to upgrades on properties acquired in recent years that were anticipated at the time of purchase. All such improvements are expected to be financed by cash flow from the properties and advances on the bank lines of credit.

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

     The following table presents the Company's FFO for the three months ended March 31, 1999 and 1998 (in thousands):

                                             Three Months Ended
                                                  March 31
                                            -------------------
                                            1999         1998
                                            ------------------
     Net income.............................$ 6,356   $ 5,570
     Adjustments to derive funds
       from operations:
     Preferred dividends................... (1,449)         -
     Depreciation and amortization.........   4,081     2,591
     Equity in earnings.....................   (12)      (12)
     Distributions from unconsolidated
       subsidiaries........................      19        12
     Gain on real estate....................   (86)     (952)
     Amortization of discounts,
       deferred gains and other............       -       (1)
                                            -------   -------
     Funds from Operations                  $ 8,909   $ 7,208
                                            =======   =======

     NAREIT has recommended supplemental disclosure concerning capital expenditures, leasing costs and straight-line rents which are given below (in thousands):

                                            Three Months Ended
                                                  March 31
                                            -------------------
                                               1999      1998
                                             -------    -------

     Straight-line rents...................   $  365     $  83
     Building improvements.................      349       378
     Tenant improvements:
       New leases..........................      451        56
       Lease renewals......................      690       109
     Leasing commissions:
       New leases..........................      175       104
       Lease renewals......................      210       205
     Leasing commissions amortized.........      213       140
     Upgrades on recent acquisitions.......    2,093       843

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

     As of March 31, 1999, the inventory of all systems was 96% complete. Additionally, all inventoried systems were prioritized and a significant number of manufacturer, vendor and supplier responses to inquiries had been received. The testing of all systems is scheduled for the second quarter of 1999, and contingency planning will take place throughout the second, third and fourth quarters of 1999.

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

     The cost of the Company's Year 2000 compliance effort is not expected to be material to the Company's financial position. Estimated total expenditures required to be Year 2000 compliant are expected to be between $250,000 and $500,000, some portion of which would have been expended irrespective of the Year 2000 issue.

     The Company's plan is expected to reduce the level of uncertainty regarding the Year 2000 issue; however, uncertainty surrounding the issue still exists as a result of the uncertainty of the Year 2000 readiness of third party suppliers and vendors. As a result of this uncertainty, the Company is unable to determine, at this time, whether the consequences of Year 2000 failures will have a material impact on the Company's operations or financial condition.

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

Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk.

     See information appearing under the caption "Liquidity" in
Item 2, Management's Discussion and Analysis of Financial
Condition and Results of Operations on page 12.

                    PARKWAY PROPERTIES, INC.

                  PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          (a)  (27) - Financial Data Schedule attached hereto.

          (b)  Reports on Form 8-K

               (1)       8-K Filed March 24, 1999

                                     Reporting Audited Financial
                      Statements for Southtrust Bank Building,
                      River Oaks Plaza, 111 East Capitol
                      Building and The Winchester Building and
                      Consent of Independent Auditors

                           SIGNATURES
                           ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED:  May 14, 1999                  PARKWAY PROPERTIES, INC.



                                      /s/ Regina P. Shows
                                      Regina P. Shows, CPA
                                      Chief Accouting Officer


                                      /s/ Sarah P. Clark
                                      Sarah P. Clark, CPA
                                      Sr. Vice-President,
                                      Chief Financial Officer,
                                      and Secretary