Form 10-Q
period 1999-06-30
PARKWAY PROPERTIES INC
filed 1999-08-16
CIK 729237

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                ---------------------------------

                            FORM 10-Q

[x]       Quarterly Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934

            For Quarterly Period Ended June 30, 1999

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

      10,122,217 shares of Common Stock, $.001 par value, were outstanding as of August 13, 1999.

                    PARKWAY PROPERTIES, INC.

                            FORM 10-Q

                        TABLE OF CONTENTS
               FOR THE QUARTER ENDED JUNE 30, 1999

-----------------------------------------------------------------
                                                          Pages
                                                          -----

                  Part I. Financial Information

Item 1.  Financial Statements

   Consolidated Balance Sheets, June 30, 1999 and
     December 31, 1998                                       3

   Consolidated Statements of Income for the Three Months
     and Six Months Ended June 30, 1999 and 1998             4

   Consolidated Statements of Stockholders' Equity for the
     Six Months Ended June 30, 1999 and 1998                 6

   Consolidated Statements of Cash Flow for the
     Six Months Ended June 30, 1999 and 1998                 7

   Notes to Consolidated Financial Statements                8

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations    10


Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk                                18



                     Part II.  Other Information

Item 4.  Submission of Matters to a Vote of
           Security Holders                                 19

Item 6.  Exhibits and Reports on Form 8-K                   19



                           Signatures

Authorized signatures                                       20

                    PARKWAY PROPERTIES, INC.
                   CONSOLIDATED BALANCE SHEETS
         (In thousands except share and per share data)


                                         June 30    December 31
                                          1999          1998
                                        ------------  -----------
(Unaudited)
 Assets
 Real estate related investments:
   Office buildings...................... $600,537   $589,271
   Office redevelopment..................    8,829      5,317
   Accumulated depreciation..............  (34,168)   (26,344)
                                          --------   --------
                                           575,198    568,244
   Land held for sale....................    4,283      4,599
   Mortgage loans........................      892        895
   Real estate partnership...............      340        345
                                          --------   --------
                                           580,713    574,083
 Interest, rents receivable and other
   assets................................   14,743     15,232
 Cash and cash equivalents...............    1,228      2,937
                                          --------   --------
                                          $596,684   $592,252
                                          ========   ========

 Liabilities
 Notes payable to banks.................. $ 53,139   $ 40,896
 Mortgage notes payable without recourse.  199,344    201,841
 Accounts payable and other liabilities..   19,108     21,564
                                          --------   --------
                                           271,591    264,301
                                          --------   --------
 Stockholders' Equity
 8.75% Series A Preferred stock,
   $.001 par value, 2,750,000 shares
   authorized and 2,650,000 shares
   issued and outstanding in 1999
   and 1998..............................   66,250     66,250
 Common stock, $.001 par value,
   70,000,000 shares authorized,
   10,121,842 and 10,109,891 shares
   issued and outstanding in 1999
   and 1998, respectively................       10         10
 Additional paid-in capital..............  224,829    223,834
 Unearned compensation...................   (4,930)         -
 Retained earnings.......................   38,934     37,857
                                          --------   --------
                                           325,093    327,951
                                          --------   --------
                                          $596,684   $592,252
                                          ========   ========


         See notes to consolidated financial statements.

                    PARKWAY PROPERTIES, INC.
               CONSOLIDATED STATEMENTS OF INCOME
             (In thousands, except per share data)


                                          Three Months Ended
                                               June 30
                                        ---------------------
                                          1999        1998
                                        --------     --------
                                              (Unaudited)
Revenues
Income from office properties           $27,332       $24,981
Interest on mortgage loans                   31            39
Management company income                   165           104
Interest on investments                       6             8
Dividend income                              48            44
Deferred gains and other income              62            20
                                        -------       -------
                                         27,644        25,196
                                        -------       -------
Expenses
Office properties:
  Operating expense                      11,162        10,411
  Interest expense:
    Contractual                           3,701         2,037
    Amortization of loan costs               42            26
  Depreciation and amortization           4,219         3,324
Other real estate properties:
  Operating expense                          18            44
Interest expense on bank notes:
  Contractual                               665         1,984
  Amortization of loan costs                139           335
Management company expenses                 111            72
General and administrative                  874           830
                                        -------       -------
                                         20,931        19,063
                                        -------       -------
Income before gains                       6,713         6,133

Gain on sales
Gain on real estate held for sale
  and mortgage loans                          -           387
                                        -------       -------
Net income                                6,713         6,520

Dividends on preferred stock              1,449         1,014
                                        -------       -------
Net income available to common
  stockholders                          $ 5,264       $ 5,506
                                        =======       =======
Net income per common share:
  Basic                                 $   .52       $   .50
                                        =======       =======
  Diluted                               $   .52       $   .49
                                        =======       =======
Dividends per common share:
  Basic                                 $   .45       $   .35
                                        =======       =======
  Diluted                               $   .45       $   .35
                                        =======       =======
Weighted average shares outstanding:
  Basic                                  10,030        11,086
                                        =======       =======
  Diluted                                10,148        11,221
                                        =======       =======

         See notes to consolidated financial statements.

                    PARKWAY PROPERTIES, INC.
               CONSOLIDATED STATEMENTS OF INCOME
             (In thousands, except per share data)

                                          Six Months Ended
                                               June 30
                                        ---------------------
                                          1999        1998
                                        --------     --------
                                             (Unaudited)
Revenues
Income from office properties           $54,243       $44,626
Interest on mortgage loans                   46            62
Management company income                   339           232
Interest on investments                      27            15
Dividend income                              48            44
Deferred gains and other income             110           130
                                        -------       -------
                                         54,813        45,109
                                        -------       -------
Expenses
Office properties:
  Operating expense                      22,439        18,655
  Interest expense:
    Contractual                           7,444         4,079
    Amortization of loan costs.              87            51
  Depreciation and amortization           8,300         5,915
Other real estate properties:
  Operating expense                          83            73
Interest expense on bank notes:
  Contractual                             1,234         3,106
  Amortization of loan costs                286           569
Management company expenses                 250           177
General and administrative                1,706         1,733
                                        -------       -------
                                         41,829        34,358
                                        -------       -------
Income before gains and minority
  interest                               12,984        10,751

Gain on sales and minority interest
Gain on real estate held for sale
  and mortgage loans                         86         1,339
Minority interest - unit holders             (1)            -
                                        -------       -------
Net income                               13,069        12,090

Dividends on preferred stock              2,898         1,014
                                        -------       -------
Net income available to common
  stockholders                          $10,171       $11,076
                                        =======       =======
Net income per common share:
  Basic                                 $  1.01       $  1.04
                                        =======       =======
  Diluted                               $  1.00       $  1.03
                                        =======       =======
Dividends per common share:
  Basic                                 $   .90       $   .70
                                        =======       =======
  Diluted                               $   .90       $   .70
                                        =======       =======
Weighted average shares outstanding:
  Basic                                  10,066        10,624
                                        =======       =======
  Diluted                                10,177        10,764
                                        =======       =======
         See notes to consolidated financial statements.

                    PARKWAY PROPERTIES, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (In thousands)


                                         Six Months Ended
                                              June 30
                                        ---------------------
                                          1999         1998
                                        --------     --------
                                         (Unaudited)

8.75% Series A Preferred stock,
  $.001 par value
  Balance at beginning of period......  $ 66,250     $      -
  Shares issued.......................         -       66,250
                                        --------     --------
  Balance at end of period............    66,250       66,250
                                        --------     --------

Common stock, $.001 par value
  Balance at beginning of period......        10           10
  Shares issued - stock offerings.....         -            1
                                        --------     --------
  Balance at end of period............        10           11
                                        --------     --------

Additional paid-in capital
  Balance at beginning of period......   223,834      213,461
  Stock options exercised.............       185          189
  Shares issued - stock offerings.....         -       38,559
  Shares issued in lieu of
    directors fees....................        72           65
  Restricted shares issued............     5,100            -
  Purchase of Company stock...........    (4,362)        (382)
                                        --------     --------
  Balance at end of period............   224,829      251,892
                                        --------     --------
Unearned Compensation
  Balance at beginning of period......         -            -
  Restricted shares issued............    (5,100)           -
  Amortization of unearned
    compensation......................       170            -
                                        --------     --------
  Balance at end of period............    (4,930)           -
                                        --------     --------
Retained earnings
  Balance at beginning of period......         -       31,270
  Net income..........................    13,069       12,090
  Preferred stock dividends declared..    (2,898)      (1,014)
  Common stock dividends declared.....    (9,094)      (7,761)
                                        --------     --------
  Balance at end of period............    38,934       34,585
                                        --------     --------

Total stockholders' equity............  $325,093     $352,738
                                        ========     ========







         See notes to consolidated financial statements.

                    PARKWAY PROPERTIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOW
                         (In thousands)

                                           Six Months Ended
                                                June 30
                                        ----------------------
                                          1999         1998
                                        ---------    ---------
                                             (Unaudited)
Operating activities
  Net income........................... $ 13,069    $ 12,090
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization......    8,300       5,915
    Amortization of unearned
      compensation.....................      170           -
    Gain on real estate held for
      sale and mortgage loans..........      (86)     (1,339)
    Equity in earnings and other.......      (30)         (8)
    Changes in operating assets and
      liabilities:
        Decrease in receivables........      753         911
        Increase (decrease) in accounts
          payable and accrued expenses.   (2,488)      2,312
                                        --------    --------
  Cash provided by operating activities   19,688      19,881
                                        --------    --------
Investing activities
  Payments received on mortgage loans..        3           9
  Purchase of real estate related
    investments........................   (2,654)   (210,581)
  Proceeds from sale of real estate
    held for sale and mortgage loans...      401       2,726
  Real estate development..............   (3,513)          -
  Improvements to real estate related
    investments........................   (7,343)     (4,350)
                                        --------    --------
  Cash used in investing activities....  (13,106)   (212,196)
                                        --------    --------
Financing activities
  Principal payments on mortgage notes
    payable............................   (4,433)     (2,147)
  Proceeds from long term financing....        -      78,866
  Net proceeds from bank borrowings....   12,243      17,880
  Stock options exercised..............      185         189
  Dividends paid on common stock.......   (9,026)     (7,761)
  Dividends paid on preferred stock....   (2,898)          -
  Proceeds from sale of stock..........        -     104,810
  Purchase of Company stock............   (4,362)       (382)
                                        --------    --------
  Cash (used in) provided by financing
    activities.........................   (8,291)    191,455
                                        --------    --------
  Decrease in cash and cash
    equivalents........................   (1,709)       (860)

  Cash and cash equivalents at
    beginning of period................    2,937         959
                                        --------    --------
  Cash and cash equivalents at end of
    period............................. $  1,228    $     99
                                        ========    ========
         See notes to consolidated financial statements.

Parkway Properties, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 1999

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
                                            Six Months Ended
                                                June 30
                                       ------------------------
                                           1999         1998
                                        ----------- -----------

     Cash paid for interest........     $ 8,766,000 $ 7,177,000
     Mortgage assumed in purchase..       1,936,000           -
     Income taxes paid.............         130,000      35,000
     Restricted shares issued......       5,100,000           -

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

(5)  Impact of Recently Issued Accounting Standards

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 2000. The Company has no derivative or hedging instruments outstanding as of June 30, 1999; therefore, management does not anticipate that the adoption of the new
Statement will have a significant effect on the consolidated results of operations or the financial position of the Company.

(6)  Capital Transactions

      On March 2, 1999, the Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock.
As of August 13, 1999, 155,250 shares have been purchased at an average price of $27.90.

     On June 3, 1999 the stockholders of the Company approved the issuance of 150,000 shares of restricted stock to officers of the Company. The stock price on date of grant was $34. The vesting period for the stock is 10 years or 50 months if certain operating results are achieved by the Company.

(7)  Subsequent Events

      The Company has received a $20,100,000 commitment from Massachusetts Mutual Life Insurance Company for a non-recourse, twenty-year fully amortizing loan at a fixed rate of 7.6% secured by the Morgan Keegan Tower in Memphis, Tennessee. The loan includes a provision which will allow the loan to be converted to an unsecured loan during the first three years of the loan term upon receipt of an investment grade rating from one of the major rating agencies. The loan is expected to close in the third quarter.

      On  July  1,  1999, the purchase of a 466,000  square  foot
building   in  the  Columbia,  South  Carolina  central  business
district  was  completed  at  a purchase  price  of  $38,000,000.

Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations.

Financial Condition

Comments are for the balance sheet dated June 30, 1999 compared to the balance sheet dated December 31, 1998.

      During the six months ending June 30, 1999, the Company purchased one office property. Total assets increased $4,432,000 and office properties (before depreciation) increased $11,266,000 or 1.9%.

      Parkway's direct investment in office buildings and office redevelopment increased $6,954,000 net of depreciation to a carrying amount of $575,198,000 at June 30, 1999 and consisted of 51 properties.

      On January 12, 1999 the Company purchased the 46,000 square foot Moorefield I building in Richmond, Virginia for $3,900,000 including the assumption of a $1,936,000 mortgage note payable with a 7.625% interest rate. The Moorefield I office building was constructed in 1984 and is located in western suburban Richmond.

     During the six months ending June 30, 1999, the Company also
capitalized   building  improvements  and   additional   purchase
expenses of $7,366,000 and recorded depreciation expense of $7,824,000.

      During  the  six months ending June 30, 1999,  the  Company
incurred   office  redevelopment  costs  of  $3,513,000.    Costs
incurred  included capitalized interest costs of  $182,000.   The
Company's redevelopment costs are associated with the historic renovation of the William R. Moore Building in downtown Memphis and an adjacent 760-space parking garage. The building is 100% leased to three tenants on 15-year non-cancelable leases with built-in escalations, and is expected to be completed in the first quarter of 2000.

       Parkway sold various non-core assets during the six months that resulted in gains for financial reporting purposes of $86,000 and net proceeds of $401,000. At June 30, 1999, non-core assets, other than mortgage loans, totaled $4,283,000. The
Company expects to continue its efforts to liquidate these assets.

      Notes payable to banks totaled $53,139,000 at June 30, 1999 and are the result of advances under bank lines of credit to purchase additional office properties, make improvements to office properties and purchase Company stock.

     Mortgage notes payable without recourse decreased $2,497,000 due to scheduled principal payments of $4,433,000 offset by the assumption of existing debt on the purchase of the Moorefield I building recorded at a rate of 7.625% in the amount of $1,936,000. The Company expects to continue seeking fixed rate, non-recourse mortgage financing at terms ranging from ten to twenty years on select office building investments as additional capital is needed. The Company plans to maintain a ratio of debt to total market capitalization from 25% to 45% although such ratio may from time to time temporarily exceed 45%, especially when the Company has incurred significant amounts of short-term debt in connection with property acquisitions.

      Stockholders' equity decreased $2,858,000 during the six months ended June 30, 1999 as a result of the following factors
(in thousands):

                                             Increase (Decrease)
                                             -------------------

  Net income                                      $13,069
  Shares purchased-Company common stock            (4,362)
  Preferred stock dividends declared               (2,898)
  Common stock dividends declared                  (9,094)
  Exercise of stock options                           185
  Shares issued in lieu of directors' fees             72
  Restricted shares issued                          5,100
  Unearned compensation                            (5,100)
  Amortization of unearned compensation               170
                                                  -------
                                                  $(2,858)
                                                  =======

      On March 2, 1999, the Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock.
As of June 30, 1999, 155,250 shares have been purchased at an average price of $27.90.

     On June 3, 1999 the stockholders of the Company approved the issuance of 150,000 shares of restricted stock to officers of the Company. The stock price on date of grant was $34. The vesting period for the stock is 10 years or 50 months if certain operating results are achieved by the Company.

RESULTS OF OPERATIONS

Comments are for the three months and six months ended June 30, 1999 compared to the three months and six months ended June 30, 1998.

      Net income available for common stockholders for the three months ended June 30, 1999 was $5,264,000 ($.52 per basic common share) as compared to $5,506,000 ($.50 per basic common share) for the three months ended June 30, 1998. Net income available for common stockholders for the six months ended June 30, 1999 was $10,171,000 ($1.01 per basic common share) as compared to $11,076,000 ($1.04 per basic common share) for the six months ended June 30, 1998. Net income included net gains from the sale of the real estate and mortgage loans in the amounts of $86,000 and $1,339,000 for the six months ended June 30, 1999 and 1998, respectively.

      The primary reason for the increase in the Company's income before gains for 1999 as compared to 1998 is the reflection of the operations of the following office buildings subsequent to the date of purchase:

               Building             Purchase Date    Sq. Feet
     ----------------------------   -------------   ---------
     Schlumberger                      01/21/98       155,000
     Brookdale Portfolio*              02/25/98     1,470,000
     Southtrust                        03/31/98       196,000
     Atrium at Stoneridge              04/28/98       109,000
     River Oaks Office Plaza           05/01/98        73,000
     Pavilion Center                   06/30/98        44,000
     111 East Capitol Building         07/01/98       172,000
     Town Point Center                 07/20/98       130,000
     Westvaco Building                 07/20/98       144,000
     Winchester                        12/18/98       126,000
     Falls Building                    12/31/98       147,000
     Moorefield I                      01/12/99        46,000

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

      Operations of office building properties are summarized below (in thousands):

                       Three Months Ended   Six Months Ended
                             June 30             June 30
                       ------------------- -------------------
                          1999      1998      1999      1998
                       --------- --------- --------- ---------
     Income            $ 27,332  $ 24,981  $ 54,243  $ 44,626
     Operating expense  (11,162)  (10,411)  (22,439)  (18,655)
                       --------  --------  --------  --------
                         16,170    14,570    31,804    25,971
     Interest expense    (3,743)   (2,063)   (7,531)   (4,130)
     Depreciation and
       amortization      (4,219)   (3,324)   (8,300)   (5,915)
                       --------  --------  --------  --------
     Net Income        $  8,208  $  9,183  $ 15,973  $ 15,926
                       ========  ========  ========  ========

      Net losses on operations of other real estate properties held for sale were $83,000 and $73,000 for the six months ending
June 30, 1999 and 1998, respectively.

      The  increase  in interest expense on office properties  is primarily  due  to  the mortgage loans assumed and/or  new  loans
placed  in 1999 and 1998. The average interest rate on   mortgage
notes payable as of June 30, 1999 and 1998 was 7.4%.

     The $1,872,000 decrease in interest expense on bank notes for the six months ending June 30, 1999 compared to the six months ending June 30, 1998 is primarily due to the $43,000,000 decrease in average debt outstanding under existing bank lines of credit as of June 30, 1999 compared to June 30, 1998. The balance in notes payable to banks during the six months ended June 30, 1998 included an advance of $75,000,000 on an unsecured loan from NationsBank, NA. This loan was repaid in full on June

30, 1998 with proceeds from a $97,000,000 mortgage note payable at 6.945% that amortizes over a 15-year term and matures July 1, 2008.

     On October 7, 1998, the Company closed a three-year $150 million unsecured credit facility with a consortium of 14 banks arranged by Chase Securities, Inc. The interest rate on the new line of credit is equal to LIBOR plus 112.5 to 137.5 basis points, depending upon overall company leverage, with the rate set at 6.234% as of June 30, 1999 compared to 7.052% as of June 30, 1998. The new credit facility reflects a .818% interest rate reduction (based on leverage at June 30, 1999) and a $50 million increase over the previous lines of credit, which were secured lines of credit.


LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

      Cash and cash equivalents were $1,228,000 and $2,937,000 at June 30, 1999 and December 31, 1998, respectively. The Company generated $19,688,000 in cash flows from operating activities during the six months ending June 30, 1999 compared to $19,881,000 for the same period of 1998. The Company used $13,106,000 in investing activities during the six months ending June 30, 1999. In implementing its investment strategy, the Company used $1,964,000, not including closing costs and certain capitalized expenses, to purchase office properties while receiving net cash proceeds from the sale of non-core assets of $401,000. The Company also spent $7,343,000 to make capital improvements at its office properties and $3,513,000 toward the Memphis real estate redevelopment project. Cash dividends of $11,924,000($.90 per common share and $1.09375 per preferred share) were paid to stockholders, 155,250 shares of common stock were repurchased for a total of $4,332,000 and principal payments of $4,433,000 were made on mortgage notes payable during the six months ending June 30, 1999.

Liquidity

     The Company plans to continue pursuing the purchase of office building investments that meet the Company's investment criteria and intends to use bank lines of credit, proceeds from the sale of non-core assets and office properties held for sale and cash balances to fund those acquisitions. At June 30, 1999, the Company had $53,139,000 outstanding under two bank lines of credit.

     The Company is exposed to interest rate changes primarily as a result of its lines of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows at fixed rates, but also has a three-year $150 million unsecured revolving credit facility with a consortium of 14 banks with Chase Bank of Texas, National Association serving as the lead agent (the "$150 million line") and a three-year $10 million unsecured line of credit with First American Bank, operating as Deposit Guaranty National Bank (the "$10 million line"). The interest rates on the lines of credit are equal to the 30 day LIBOR rate plus 112.5 to 137.5 basis points, depending upon overall Company leverage. The interest rate on the $10 million line and the $150 million line was 6.317% and 6.234%, respectively, at June 30, 1999.

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

     At June 30, 1999, the Company had $199,344,000 of non-recourse fixed rate mortgage notes payable with an average interest rate of 7.38% secured by office properties and
$53,139,000 drawn under bank lines of credit. Based on the Company's total market capitalization of approximately $654,063,000 at June 30, 1999 (using the June 30, 1999 closing price of $33.125 per common share) the Company's debt represented approximately 38.6% of its total market capitalization. The Company plans to maintain a ratio of debt to total market capitalization from 25% to 45% although such ratio may from time to time temporarily exceed 45%, especially when the Company has incurred significant amounts of short-term debt in connection with property acquisitions.

     The table below presents the principal payments due and weighted average interest rates for the fixed rate debt.

                    Average      Fixed Rate Debt    Fair Value
                 Interest Rate    (In thousands)      6/30/99
                 -------------   ---------------    ----------

   1999*             7.38%           $  4,600
   2000              7.38%              9,726
   2001              7.37%             10,472
   2002              7.37%             11,275
   2003              7.36%             13,805
   2004              7.36%             13,005
Thereafter           7.52%            136,461
                                     --------         --------
   Total                             $199,344         $199,471
                                     ========         ========
*Remaining six months

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

     In  the  routine  management  of  its  portfolio  of  office properties,  the  Company evaluates changes in market  conditions that  indicate  an opportunity or need to sell properties  within that  market in order to maximize shareholder value.  The Company also  evaluates other factors, including its ability to  purchase sufficient property in a market to justify the implementation  of self  management,  the  speculative  development  of  new  office properties  within  the market and the demand  for  office  space within  the  market as evidenced by job growth and  office  space absorption in deciding whether or not a property should be  sold.
As  a  result  of  this  evaluation, the Company  is  considering
selling  its  properties  located  in  Birmingham,  Alabama   and
Northern Virginia. The Company has made numerous attempts to purchase sufficient property in the Birmingham market to justify the implementation of self-management but has been unsuccessful, as prices have risen to amounts that make it difficult or impossible to make purchases that meet the Company's buying criteria. We have put our Northern Virginia portfolio on the market for sale because of our belief that office properties in this market may be peaking in value. There can be no assurance that the Company will be able to sell these properties or on what terms such sale would occur.

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

     The following table presents the Company's FFO for the three
months  and  six  months  ended  June  30,  1999  and  1998   (in
thousands):
                       Three Months Ended    Six Months Ended
                             June 30              June 30
                       -------------------- -------------------
                         1999       1998      1999      1998
                       ---------  --------- --------- ---------
Net income               $ 6,713   $ 6,520  $13,069   $12,090
Adjustments to
  derive funds from
  operations:
Preferred dividends      (1,449)    (1,014)  (2,898)   (1,014)
Depreciation and
  amortization            4,219      3,324    8,300     5,915
Equity in earnings           (2)       (12)     (14)      (24)
Distributions from
  unconsolidated
  subsidiaries                -          7       19        20
Gain on real estate           -       (387)     (86)   (1,339)
Amortization of
  discounts, deferred
  gains and other           (35)        (2)     (35)       (4)
                        -------    -------  -------   -------
Funds from Operations   $ 9,446    $ 8,436  $18,355   $15,644
                        =======    =======  =======   =======

     NAREIT has recommended supplemental disclosure concerning capital expenditures, leasing costs and straight-line rents which are given below (in thousands):

                        Three Months Ended   Six Months Ended
                              June 30             June 30
                        ------------------   ------------------
                          1999      1998      1999       1998
                        -------    -------   -------    -------
Straight-line rents      $  328      $ 156   $  693     $ 240
Building improvements       621        350      970       728
Tenant improvements:
  New leases                239        238      690       294
  Lease renewals            559        353    1,249       461
Leasing commissions:
  New leases                111        101      286       205
  Lease renewals            172        199      382       404
Leasing commissions
  amortized                 229        152      442       292
Upgrades on recent
  acquisitions            1,673      1,415    3,766     2,258

Inflation

      In the last five years, inflation has not had a significant impact on the Company because of the relatively low inflation rate in the Company's geographic areas of operation. Most of the leases require the tenants to pay their pro rata share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in operating expenses resulting from inflation. In addition, the Company's leases typically have three to five-year terms, which may enable the Company to replace existing leases with new leases at a higher base if rents on the existing leases are below the then-existing market rate.

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

     As of June 30, 1999, the inventory of all systems was 96% complete. Additionally, all inventoried systems were prioritized and a significant number of manufacturer, vendor and supplier responses to inquiries had been received. The testing of all systems is scheduled to be completed in the third quarter of 1999, and contingency planning will take place throughout the third and fourth quarters of 1999.

     Parkway has completed the upgrade of all critical business application services to full Year 2000 compliance standards. The Company has received the necessary updates on all core business applications and are in the process of installing these updates. The Company will begin the testing phase of our plan on these servers and their applications during the third quarter of 1999. All system workstations have been tested and those that were not compliant will be phased out before the end of the year.

     Building systems that rely upon date sensitive microprocessors include the hardware, software and associated embedded microprocessors used in the operation of all buildings owned by the Company. Testing of these systems is currently in process, and repair, retrofitting or replacement is being performed as necessary. Internal evaluations and correspondence with equipment manufacturers have revealed that a vast majority of this equipment is not dependent upon date sensitive microprocessors and will not require alteration to function properly before, during and after the Year 2000.

     Third-party influences on the Company's Year 2000 compliance status include tenants, suppliers and vendors. All have been contacted regarding their compliance status and their possible impact on the Company's operations as a result of the interoperability of applicable systems. All tenants have been contacted and informed of the Company's plan to be compliant. Additionally, inquiries have been forwarded to vendors with whom the Company conducts business (namely financial institutions and utility firms). Responses to these inquiries are still being received and evaluated to determine appropriate courses of action. Company contingency plans will address these responses, as well as the questions and needs of all tenants.

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

Item 3.   Quantitative  and Qualitative Disclosures About  Market
          Risk.

      See information appearing under the caption "Liquidity"  in
Item   2,  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations on page 13.

                    PARKWAY PROPERTIES, INC.

                  PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

      On  June  3, 1999, the Company held its Annual  Meeting  of
Stockholders. At the Annual Meeting, the following nine directors were elected to serve until the next Annual Meeting.

                                     Vote               Vote
                                      For             Withheld

Daniel C. Arnold                  8,281,787            26,636
Roger P. Friou                    8,283,205            25,218
Martin L. Garcia                  8,283,205            25,218
Michael J. Lipsey                 8,282,452            25,971
Joe F. Lynch                      8,282,287            26,136
C. Herbert Magruder               8,282,283            26,140
W. Lincoln Mossop, Jr.            8,282,305            26,118
Steven G. Rogers                  8,283,205            25,218
Leland R. Speed                   8,281,530            26,893

      In Addition, the following item was also approved at the June 3, 1999 meeting:

          (1)  Approval of the amendments to the 1994 Stock Option Plan.

                     For            7,837,177
                     Against          444,418
                     Withheld          26,826



Item 6.   Exhibits and Reports on Form 8-K

          (a)  (27) - Financial Data Schedule attached hereto.

          (b)  Reports on Form 8-K

               (1)  8-K Filed - None

                           SIGNATURES
                           ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED:  August 16, 1999              PARKWAY PROPERTIES, INC.



                                     /s/ Regina P. Shows
                                     Regina P. Shows, CPA
                                     Chief Accounting Officer



                                     /s/ Sarah P. Clark
                                     Sarah P. Clark, CPA
                                     Sr. Vice-President,
                                     Chief Financial Officer,
                                     and Secretary