Form 10-Q
period 1999-09-30
PARKWAY PROPERTIES INC
filed 1999-11-15
CIK 729237

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                ---------------------------------

                            FORM 10-Q

[x]       Quarterly Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934

          For Quarterly Period Ended September 30, 1999

                               or

[ ]       Transition Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934

       For the Transition Period from ________ to ________

                  Commission File Number 1-11533

                     Parkway Properties, Inc.
----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


           Maryland                         74-2123597
------------------------------  ---------------------------------
(State or other jurisdiction of (IRS Employer Identification No.)
incorporation or organization)


                  One Jackson Place Suite 1000
                     188 East Capitol Street
                         P. O. Box 24647
                 Jackson, Mississippi 39225-4647
-----------------------------------------------------------------
       (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (601) 948-4091
                                                   --------------

-----------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)


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

      10,101,414 shares of Common Stock, $.001 par value, were outstanding as of November 12, 1999.

                    PARKWAY PROPERTIES, INC.

                            FORM 10-Q

                        TABLE OF CONTENTS
            FOR THE QUARTER ENDED SEPTEMBER 30, 1999

-----------------------------------------------------------------

                                                            Pages
                                                            -----

                  Part I. Financial Information

Item 1.  Financial Statements

   Consolidated Balance Sheets, September 30, 1999 and
     December 31, 1998                                       3

   Consolidated Statements of Income for the Three Months
     and Nine Months Ended September 30, 1999 and 1998       4

   Consolidated Statements of Stockholders' Equity for the
     Nine Months Ended September 30, 1999 and 1998           6

   Consolidated Statements of Cash Flow for the
     Nine Months Ended September 30, 1999 and 1998           7

   Notes to Consolidated Financial Statements                8

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations    10


Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk                                19



                     Part II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K                   20



                           Signatures

Authorized signatures                                       21


                    PARKWAY PROPERTIES, INC.
                   CONSOLIDATED BALANCE SHEETS
         (In thousands except share and per share data)


                                      September 30  December 31
                                          1999          1998
                                      ------------  -----------
(Unaudited)
 Assets
 Real estate related investments:
   Office buildings...................... $622,489   $589,271
   Office buildings held for sale........   19,986          -
   Office redevelopment..................   12,816      5,317
   Accumulated depreciation..............  (37,024)   (26,344)
                                          --------   --------
                                           618,267    568,244

   Land held for sale....................    4,283      4,599
   Mortgage loans........................      891        895
   Real estate partnership...............      352        345
                                          --------   --------
                                           623,793    574,083
 Interest, rents receivable and other
   assets...............................    15,350     15,232
 Cash and cash equivalents..............       933      2,937
                                          --------   --------
                                          $640,076   $592,252
                                          ========   ========

 Liabilities
 Notes payable to banks.................. $ 76,607   $ 40,896
 Mortgage notes payable without recourse.  217,165    201,841
 Accounts payable and other liabilities..   21,539     21,564
                                          --------   --------
                                           315,311    264,301
                                          --------   --------


 Stockholders' Equity
 8.75% Series A Preferred stock, $.001 par
   value, 2,750,000 shares authorized and
   2,650,000 shares issued and outstanding
   in 1999 and 1998.......................  66,250     66,250
 Common stock, $.001 par value, 70,000,000
   shares authorized, 10,130,655 and
   10,109,891 shares issued and outstand-
   ing in 1999 and 1998, respectively.....      10         10
 Additional paid-in capital..............  225,113    223,834
 Unearned compensation...................   (5,058)         -
 Retained earnings........................  38,450     37,857
                                          --------   --------
                                           324,765    327,951
                                          --------   --------
                                          $640,076   $592,252
                                          ========   ========


         See notes to consolidated financial statements.


                    PARKWAY PROPERTIES, INC.
               CONSOLIDATED STATEMENTS OF INCOME
             (In thousands, except per share data)


                                          Three Months Ended
                                            September 30
                                        ---------------------
                                          1999        1998
                                        --------     --------
                                              (Unaudited)
Revenues
Income from office properties           $29,520       $24,839
Interest on mortgage loans                   23            34
Management company income                   318           158
Interest on investments                      16            98
Dividend income                              18             -
Deferred gains and other income              14            53
                                        -------       -------
                                         29,909        25,182
                                        -------       -------
Expenses
Office properties:
  Operating expense                      12,558        10,594
  Interest expense:
    Contractual                           3,736         3,687
    Amortization of loan costs               37            38
  Depreciation and amortization           4,568         4,290
Other real estate properties:
  Operating expense                          16            10
Interest expense on bank notes:
  Contractual                             1,290            47
  Amortization of loan costs                114           216
Management company expenses                 179           122
General and administrative                1,380           847
                                        -------       -------
                                         23,878        19,851
                                        -------       -------
Income before gains and minority
  interest                                6,031         5,331

Gain on sales and minority interest
Gain on real estate held for
  sale and mortgage loans                     -         3,547
Minority interest - unit holders.....        (1)           (1)
                                        -------       -------
Net income                                6,030         8,877

Dividends on preferred stock              1,450         1,450
                                        -------       -------
Net income available to common
  stockholders                          $ 4,580       $ 7,427
                                        =======       =======
Net income per common share:
  Basic                                $   .45        $   .70
                                        =======       =======
  Diluted                              $   .45        $   .69
                                        =======       =======
Dividends per common share:
  Basic                                 $   .50       $   .35
                                        =======       =======
  Diluted                               $   .50       $   .35
                                        =======       =======
Weighted average shares outstanding:
  Basic                                  10,124        10,611
                                        =======       =======
  Diluted                                10,263        10,734
                                        =======       =======

         See notes to consolidated financial statements.

                    PARKWAY PROPERTIES, INC.
               CONSOLIDATED STATEMENTS OF INCOME
             (In thousands, except per share data)


                                         Nine Months Ended
                                            September 30
                                        ---------------------
                                          1999         1998
                                        --------     --------
                                             (Unaudited)
Revenues
Income from office properties           $83,763       $69,464
Interest on mortgage loans                   69            97
Management company income                   657           391
Interest on investments                      43           113
Dividend income......................                      66
44
Deferred gains and other income             124           183
                                        -------       -------
                                         84,722        70,292
                                        -------       -------
Expenses
Office properties:
  Operating expense                      34,997        29,249
  Interest expense:
    Contractual                          11,180         7,767
    Amortization of loan costs.             124            89
  Depreciation and amortization          12,868        10,205
Other real estate properties:
  Operating expense                          99            84
Interest expense on bank notes:
  Contractual                             2,524         3,153
  Amortization of loan costs                400           785
Management company expenses                 429           299
General and administrative                3,086         2,579
                                        -------       -------
                                         65,707        54,210
                                        -------       -------
Income before gains and minority
  interest                               19,015        16,082

Gain on sales and minority interest
Gain on real estate held for sale
  and mortgage loans                         86         4,886
Minority interest - unit holders             (2)           (1)
                                        -------       -------
Net income                               19,099        20,967

Dividends on preferred stock              4,348         2,464
                                        -------       -------
Net income available to common
  stockholders                          $14,751       $18,503
                                        =======       =======
Net income per common share:
  Basic                                 $  1.46       $  1.74
                                        =======       =======
  Diluted                               $  1.45       $  1.72
                                        =======       =======
Dividends per common share:
  Basic...............................  $  1.40       $  1.15
                                        =======       =======
  Diluted                               $  1.40       $  1.15
                                        =======       =======
Weighted average shares outstanding:
  Basic............................      10,086        10,619
                                        =======       =======
  Diluted                                10,202        10,758
                                        =======       =======


         See notes to consolidated financial statements.

                    PARKWAY PROPERTIES, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (In thousands)


                                      Nine Months Ended
                                            September 30
                                       ----------------------
                                          1999         1998
                                        --------     --------
                                          (Unaudited)

8.75% Series A Preferred stock,
  $.001 par value
  Balance at beginning of period......  $ 66,250     $      -
  Shares issued - stock offering......         -       66,250
                                        --------     --------
  Balance at end of period............    66,250       66,250
                                        --------     --------

Common stock, $.001 par value
  Balance at beginning of period......        10           10
  Shares issued - stock offering......         -            1
  Purchase of Company stock...........         -          (1)
                                        --------     --------
  Balance at end of period............        10           10
                                        --------     --------

Additional paid-in capital
  Balance at beginning of period......   223,834      213,461
  Stock options exercised.............       212          307
  Shares issued - stock offering......         -       38,559
  Shares issued in lieu of Directors'
    fees..............................        72           65
  Shares issued - IRS Plan............     5,357            -
  Purchase of Company stock...........    (4,362)     (28,507)
                                        --------     --------
  Balance at end of period............   225,113      223,885
                                        --------     --------

Unearned compensation
  Balance at beginning of period......         -            -
  Restricted shares issued............    (5,358)           -
  Amortization of unearned
    compensation......................       300            -
                                        --------     --------
  Balance at end of period............    (5,058)           -
                                        --------     --------

Retained earnings
  Balance at beginning of period......    37,857       31,270
  Net income..........................    19,099       20,967
  Preferred stock dividends declared..    (4,348)      (2,464)
  Common stock dividends declared.....   (14,158)     (12,375)
                                        --------     --------
  Balance at end of period............    38,450       37,398
                                        --------     --------

Total stockholders' equity............  $324,765     $327,543
                                        ========     ========


         See notes to consolidated financial statements.

                     PARKWAY PROPERTIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOW
                         (In thousands)

                                         Nine Months Ended
                                            September 30
                                        ---------------------
                                          1999        1998
                                       --------      --------
                                             (Unaudited)
Operating activities
  Net income...........................  $19,099     $20,967
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization......   12,868      10,205
    Amortization of unearned
      compensation.....................      300           -
    Gain on real estate held for
      sale and mortgage loans..........      (86)     (4,886)
    Equity in earnings and other.......      (56)        (16)
    Changes in operating assets and
      liabilities:
        (Increase) decrease in
          receivables..................      258      (1,606)
        Increase (decrease) in accounts
          payable and accrued expenses.     (134)      3,440
                                        --------    --------
  Cash provided by operating activities   32,249      28,104
                                        --------    --------
Investing activities
  Payments received on mortgage loans..        4         394
  Purchase of real estate related
    investments........................  (42,771)   (240,181)
  Proceeds from sale of real estate
    held for sale and mortgage loans...      401      55,853
  Real estate development..............   (7,499)          -
  Improvements to real estate related
    investments........................  (10,977)     (7,654)
                                        --------    --------
  Cash used in investing activities....  (60,842)   (191,588)
                                        --------    --------
Financing activities
  Principal payments on mortgage notes
    payable............................   (6,712)     (4,196)
  Proceeds from long-term financing....   20,100      97,000
  Net proceeds from bank borrowings....   35,711       7,552
  Stock options exercised..............      212         307
  Dividends paid on common stock.......  (14,012)    (12,375)
  Dividends paid on preferred stock....   (4,348)     (1,256)
  Proceeds from sale of stock..........        -     104,810
  Purchase of Company stock............   (4,362)    (28,508)
                                        --------    --------
  Cash provided by financing activities   26,589     163,334
                                        --------    --------
  Decrease in cash and
    cash equivalents...................   (2,004)       (150)

  Cash and cash equivalents at
    beginning of period................    2,937         959
                                        --------    --------
  Cash and cash equivalents at end of
    period............................. $    933    $    809
                                        ========    ========

         See notes to consolidated financial statements.

Parkway Properties, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 1999

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

                                           Nine Months Ended
                                             September 30
                                       ------------------------
                                           1999         1998
                                        ----------- -----------

     Cash paid for interest........     $13,831,000 $10,984,000
     Mortgage assumed in purchase..       1,936,000   5,647,000
     Income taxes paid.............         194,000      35,000
     Restricted shares issued......       5,358,000           -

(4)  Acquisitions and Dispositions

     On January 12, 1999, the Company purchased the 46,000 square foot Moorefield I building in Richmond, Virginia for $3,900,000 including the assumption of $1,936,000 mortgage note payable with a 7.625% interest rate. The Moorefield I office building was constructed in 1984 and is located in western suburban Richmond.

      On July 1, 1999, the Company purchased the 466,000 square foot Capitol Center building in Columbia, South Carolina for
$38,000,000. The Capitol Center building was constructed in 1987 and is located in the Columbia Central Business District.

(5)  Impact of Recently Issued Accounting Standards

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 2000. The Company has no derivative or hedging instruments outstanding as of September 30, 1999; therefore, management does not anticipate that the adoption of the new Statement will have a significant effect on the consolidated results of operations or the financial position of the Company.

(6)  Capital Transactions

      On March 2, 1999, the Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock.
As of November 12, 1999, 185,116 shares have been purchased at an average price of $28.36.

      On June 3, 1999, the stockholders of the Company approved amendments to the Company's 1994 Stock Option and Long-Term Compensation Plan that authorized the Compensation Committee to
issue   restricted  stock  awards.   The  Compensation  Committee
authorized the issuance of 150,000 shares of restricted stock to certain officers of the Company effective June 3, 1999. The stock price
on date of  grant  was $34.   The vesting period for the stock is
10 years or 46  months if  certain  operating results are achieved
by the  Company.   Effective September  14,  1999,  the Compensation
Committee approved the issuance of an additional 8,000 shares of restricted stock to officers of the Company added subsequent to June 3, 1999. The stock price on the date of the grant was $32.1875. The vesting period for the stock is 9.5 years or 40 months if certain operating results are achieved by the Company.

Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations.

Financial Condition

Comments  are  for  the balance sheet dated  September  30,  1999 compared to the balance sheet dated December 31, 1998.

      During the nine months ending September 30, 1999, the Company purchased two office properties. Total assets increased
$47,824,000 and office properties (before depreciation) increased
$54,633,000 or 9.3%.

      Parkway's direct investment in office buildings and office redevelopment increased $50,023,000 net of depreciation to a carrying amount of $618,267,000 at September 30, 1999 and consisted of 52 properties.

      On January 12, 1999 the Company purchased the 46,000 square foot Moorefield I building in Richmond, Virginia for $3,900,000 including the assumption of a $1,936,000 mortgage note payable with a 7.625% interest rate. The Moorefield I office building was constructed in 1984 and is located in western suburban Richmond.

      On July 1, 1999, the Company purchased the 466,000 square foot Capitol Center building in Columbia, South Carolina for
$38,000,000. The Capitol Center building was constructed in 1987 and is located in the Columbia Central Business District.

      During  the  nine  months ending September  30,  1999,  the
Company  also  capitalized building improvements  and  additional
purchase   expenses  of  $12,754,000  and  recorded  depreciation
expense of $12,129,000.

     Office buildings held for sale of $19,986,000 consisted of a single-story office building in Houston, Texas and three
Northern Virginia properties that the Company decided to sell during the quarter ended September 30, 1999. The decision to sell the Company's three office buildings in Northern Virginia was based on management's belief that office properties in this market may be peaking in value. Although the Company has received letters of intent for the sale of these properties, there can be no assurance that the Company will be able to sell these properties or on what terms such sale would occur.

      During the nine months ending September 30, 1999, the Company incurred office redevelopment costs of $7,499,000. Costs incurred included capitalized interest costs of $341,000. The Company's redevelopment costs are associated with the historic renovation of the William R. Moore Building in downtown Memphis and an adjacent 777-space parking garage. The building is 100% pre-leased to three tenants on 15-year non-cancelable leases with built-in escalations, and is expected to be completed in the first half of 2000.

      Parkway sold various non-core assets during the nine months that resulted in gains for financial reporting purposes of $86,000 and net proceeds of $401,000. At September 30, 1999, non-
core assets, other than mortgage loans, totaled $4,283,000.   The
Company expects to continue its efforts to liquidate these assets.

      Notes payable to banks totaled $76,607,000 at September 30, 1999 and are the result of advances under bank lines of credit to purchase additional office properties, make improvements to office properties and purchase Company stock.

       Mortgage notes payable without recourse increased $15,324,000 during the nine months ended September 30, 1999 due to the funding of a $20,100,000 fixed rate loan and scheduled principal payments of $6,712,000 offset by the assumption of existing debt on the purchase of the Moorefield I building recorded at a rate of 7.625% in the amount of $1,936,000. On September 13, 1999, the Company closed a $20,100,000 non-recourse, twenty-year fully amortizing mortgage on the Morgan Keegan Tower in Memphis, Tennessee. The loan was funded from Massachusetts Mutual Life Insurance Company at a fixed rate of 7.6%. The loan includes a provision which will allow the loan to be converted to an unsecured loan during the first three years of the loan term upon receipt of an investment grade rating from one of the major rating agencies.

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

      Stockholders' equity decreased $3,186,000 during the nine months ended September 30, 1999 as a result of the following factors (in thousands):

                                             Increase (Decrease)
                                             -------------------

  Net income                                      $19,099
  Shares purchased-Company common stock            (4,362)
  Preferred stock dividends declared               (4,348)
  Common stock dividends declared                 (14,158)
  Exercise of stock options                           212
  Shares issued in lieu of directors' fees             72
  Restricted shares issued                          5,357
  Unearned compensation                            (5,358)
  Amortization of unearned compensation               300
                                                  -------
                                                  $(3,186)
                                                  =======

      On March 2, 1999, the Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock.
As of September 30, 1999, 155,250 shares have been purchased at an average price of $27.90.

      On June 3, 1999, the stockholders of the Company approved amendments to the Company's 1994 Stock Option and Long-Term Compensation Plan that authorized the Compensation Committee to
issue   restricted  stock  awards.   The  Compensation  Committee
authorized the issuance of 150,000 shares of restricted stock to officers of the Company effective June 3, 1999. The stock price
on date of  grant  was $34.   The vesting period for the stock is
10 years or 46  months if  certain  operating results are achieved
by the  Company.   Effective September  14,  1999,  the Compensation
Committee approved the issuance of an additional 8,000 shares of restricted stock to officers of the Company. The stock price on the date of the grant was $32.1875. The vesting period for the stock is 9.5 years or 40 months if certain operating results are achieved by the Company.

RESULTS OF OPERATIONS

Comments are for the three months and nine months ended September
30,  1999  compared  to the three months and  nine  months  ended
September 30, 1998.

      Net income available for common stockholders for the three months ended September 30, 1999 was $4,580,000 ($.45 per basic common share) as compared to $7,427,000 ($.70 per basic common share) for the three months ended September 30, 1998. Net income available for common stockholders for the nine months ended September 30, 1999 was $14,751,000 ($1.46 per basic common share) as compared to $18,503,000 ($1.74 per basic common share) for the nine months ended September 30, 1998. Net income included net gains from the sale of the real estate and mortgage loans in the amounts of $86,000 and $4,886,000 for the nine months ended September 30, 1999 and 1998, respectively.

      The primary reason for the increase in the Company's income before gains for 1999 as compared to 1998 is the reflection of the operations of the following office buildings subsequent to the date of purchase:

                Building              Purchase Date    Sq. Feet
     -------------------------------  -------------  ----------
     Schlumberger                        01/21/98       155,000
     Brookdale Portfolio*                02/25/98     1,470,000
     Southtrust                          03/31/98       196,000
     Atrium at Stoneridge                04/28/98       109,000
     River Oaks Office Plaza             05/01/98        73,000
     Pavilion Center                     06/30/98        44,000
     111 East Capitol Building           07/01/98       172,000
     Town Point Center                   07/20/98       130,000
     Westvaco Building                   07/20/98       144,000
     Winchester                          12/18/98       126,000
     Falls Building                      12/31/98       147,000
     Moorefield I                        01/12/99        46,000
     Capitol Center                      07/01/99       466,000

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

      Operations of office building properties are summarized below (in thousands):

                       Three Months Ended   Nine Months Ended
                          September 30        September 30
                       ------------------- -------------------
                          1999      1998      1999      1998
                       --------- --------- --------- ---------
     Income            $ 29,520  $ 24,839  $ 83,763  $ 69,464
     Operating expense  (12,558)  (10,594)  (34,997)  (29,249)
                       --------  --------  --------  --------
                         16,962    14,245    48,766    40,215
     Interest expense    (3,773)   (3,725)  (11,304)   (7,856)
     Depreciation and
       amortization      (4,568)   (4,290)  (12,868)  (10,205)
                       --------  --------  --------  --------
     Net Income        $  8,621  $  6,230  $ 24,594  $ 22,154
                       ========  ========  ========  ========

      Net losses on operations of other real estate properties held for sale were $99,000 and $84,000 for the nine months ending
September 30, 1999 and 1998, respectively.

      The  increase  in interest expense on office properties  is primarily  due  to  the mortgage loans assumed and/or  new  loans
placed  in 1999 and 1998. The average interest rate on   mortgage
notes payable as of September 30, 1999 and 1998 was 7.4%.

     On September 13, 1999, the Company closed a $20,100,000 non-recourse, twenty-year fully amortizing mortgage on the Morgan Keegan Tower in Memphis, Tennessee. The loan was funded from Massachusetts Mutual Life Insurance Company at a fixed rate of 7.6%. The loan includes a provision which will allow the loan to be converted to an unsecured loan during the first three years of the loan term upon receipt of an investment grade rating from one of the major rating agencies.

     The $1,014,000 decrease in interest expense on bank notes for the nine months ending September 30, 1999 compared to the nine months ending September 30, 1998 is primarily due to the decrease in weighted average interest rates under existing bank lines of credit from 7.06% as of September 30, 1998 compared to 6.6% as of September 30, 1999. The balance in notes payable to banks during the nine months ended September 30, 1998 included an advance of $75,000,000 on an unsecured loan from NationsBank, NA. This loan was repaid in full on June 30, 1998 with proceeds from a $97,000,000 mortgage note payable at 6.945% that amortizes over a 15-year term and matures July 1, 2008.

     On October 7, 1998, the Company closed a three-year $150 million unsecured credit facility with a consortium of 14 banks arranged by Chase Securities, Inc. The interest rate on the new line of credit is equal to LIBOR plus 112.5 to 137.5 basis points, depending upon overall company leverage, with the rate set at 6.625% as of September 30, 1999 compared to 7.056% as of September 30, 1998. The new credit facility reflects a .431% interest rate reduction (based on leverage at September 30, 1999) and a $50 million increase over the previous lines of credit, which were secured lines of credit.

     General and administrative expenses were $3,086,000 and $2,579,000 for the nine months ended September 30, 1999 and 1998, respectively. The primary reason for the $507,000 increase is due to the one time non-recurring charge of approximately

$450,000 recorded in the third quarter for certain expenses related to an unsuccessful merger transaction. The one time non-recurring charge includes the cost of legal, accounting, travel, interview, inspections and professional fees associated with documents, tax matters, environmental reviews and financial studies to examine the impact of the proposed merger.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

      Cash  and cash equivalents were $933,000 and $2,937,000  at
September  30,  1999  and December 31, 1998,  respectively.   The
Company  generated  $32,249,000  in  cash  flows  from  operating activities during the nine months ending September 30, 1999 compared to $28,104,000 for the same period of 1998. The Company used $60,842,000 in investing activities during the nine months
ending  September  30,  1999.   In  implementing  its  investment
strategy, the Company used $39,964,000, not including closing costs and certain capitalized expenses, to purchase office properties while receiving net cash proceeds from the sale of non-core assets of $401,000. The Company also spent $10,977,000 to make capital improvements at its office properties and $7,499,000 toward the Memphis real estate redevelopment project. Cash dividends of $18,360,000($1.40 per common share and $1.64 per preferred share) were paid to stockholders, 155,250 shares of common stock were repurchased for a total of $4,362,000 and principal payments of $6,712,000 were made on mortgage notes payable during the nine months ending September 30, 1999.

Liquidity

     The Company plans to continue pursuing the purchase of office building investments that meet the Company's investment criteria and intends to use bank lines of credit, proceeds from the sale of non-core assets and office properties held for sale and cash balances to fund those acquisitions. At September 30, 1999, the Company had $76,607,000 outstanding under two bank lines of credit.

     The Company is exposed to interest rate changes primarily as a result of its lines of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows at fixed rates, but also has a three-year $150 million unsecured revolving credit facility with a consortium of 14 banks with Chase Bank of Texas, National Association serving as the lead agent (the "$150 million line") and a three-year $10 million unsecured line of credit with First American Bank, operating as Deposit Guaranty National Bank (the "$10 million line"). The interest rates on the lines of credit are equal to the 30 day LIBOR rate plus 112.5 to 137.5 basis points, depending upon overall Company leverage. The interest rate on the $10 million line and the $150 million line was 6.75% and 6.625%, respectively, at September 30, 1999.

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

     At September 30, 1999, the Company had $217,165,000 of non-recourse fixed rate mortgage notes payable with an average interest rate of 7.40% secured by office properties and
$76,607,000 drawn under bank lines of credit. Based on the Company's total market capitalization of approximately $686,778,000 at September 30, 1999 (using the September 30, 1999 closing price of $32.25 per common share), the Company's debt represented approximately 42.8% of its total market capitalization. The Company plans to maintain a ratio of debt to total market capitalization from 25% to 45% although such ratio may from time to time temporarily exceed 45%, especially when the Company has incurred significant amounts of short-term debt in connection with property acquisitions.

     The table below presents the principal payments due and weighted average interest rates for the fixed rate debt.

                    Average      Fixed Rate Debt    Fair Value
                 Interest Rate    (In thousands)      9/30/99
                 -------------   ---------------    ----------

   1999*             7.40%           $  2,428
   2000              7.40%             10,179
   2001              7.40%             10,961
   2002              7.40%             11,803
   2003              7.39%             14,374
   2004              7.39%             13,619
Thereafter           7.58%            153,801
                                     --------         --------
   Total                             $217,165         $217,440
                                     ========         ========

*Remaining three months

     The Company presently has plans to make capital improvements at its office properties in 1999 of approximately $20,000,000. These expenses include tenant improvements, capitalized acquisition costs and capitalized building improvements. Approximately $9,000,000 of these improvements relate to upgrades on properties acquired in recent years that were anticipated at the time of purchase. All such improvements are expected to be financed by cash flow from the properties and advances on the bank lines of credit.

     In the routine management of its portfolio of office properties, the Company evaluates changes in market conditions that  indicate  an opportunity or need to sell properties  within that  market in order to maximize shareholder value.  The Company also evaluates other factors, including its ability to purchase sufficient property in a market to justify the implementation of self management, the speculative development of new office properties within the market and the demand for office space within the market as evidenced by job growth and office space absorption in deciding whether or not a property should be sold.
The decision to put the Northern  Virginia portfolio on the market for sale was based  on management's belief that office properties
in this market may  be peaking  in  value.   In addition, a single-
story office building in Houston,   Texas  has  been  placed  on
the  market  for   sale.  Accordingly, the Northern Virginia office
buildings and Houston building have been classified as office buildings held for sale on the balance sheet dated September 30, 1999. Although the Company has received letters of intent for the sale of the properties, there can be no assurance that the Company will be able to sell these properties or on what terms such sale would occur. The Company is also considering selling its property located in Birmingham, Alabama. The Company has made numerous attempts to purchase sufficient property in the Birmingham market to justify the implementation of self-management but has been unsuccessful, as prices have risen to amounts that make it difficult or impossible to make purchases that meet the Company's buying criteria.

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

     The following table presents the Company's FFO for the three months and nine months ended September 30, 1999 and 1998 (in thousands):

                       Three Months Ended   Nine Months Ended
                          September 30         September 30
                      -------------------- --------------------
                        1999        1998      1999       1998
                      ---------  --------- ---------  ---------
Net income              $ 6,030    $ 8,877  $19,099     $20,967
Adjustments to
  derive funds from
  operations:
Preferred dividends      (1,450)    (1,450)  (4,348)     (2,464)
Depreciation and
  amortization            4,568      4,290   12,868      10,205
Equity in earnings          (12)       (12)     (26)        (35)
Distributions from
  unconsolidated
  subsidiaries                -          5       19          24
Gain on real estate           -     (3,547)     (86)     (4,886)
Amortization of
  discounts, deferred
  gains and other           (13)        (1)     (48)         (5)
                        -------    -------  -------     -------
Funds from Operations   $ 9,123    $ 8,162  $27,478     $23,806
                        =======    =======  =======     =======

     NAREIT has recommended supplemental disclosure concerning capital expenditures, leasing costs and straight-line rents which are given below (in thousands):

                        Three Months Ended  Nine Months Ended
                           September 30        September 30
                        ------------------  -------------------
                          1999       1998     1999       1998
                        -------    -------   -------    -------
Straight-line rents      $  300    $  223    $  993      $  462
Building improvements       690       474     1,660       1,202
Tenant improvements:
  New leases                511        54     1,201         348
  Lease renewals            391       399     1,640         861
Leasing commissions:
  New leases                227       111       513         316
  Lease renewals            135       320       517         724
Leasing commissions
  amortized                 249       181       691         473
Upgrades on recent
  acquisitions            1,680     1,944     5,446       4,202

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

     As of September 30, 1999, the inventory of all systems was 100% complete. Additionally, all inventoried systems were prioritized and a significant number of manufacturer, vendor and supplier responses to inquiries had been received. Although the majority of testing of systems is complete, the testing of all systems is scheduled to be completed in the fourth quarter of 1999, and contingency planning will be completed in the fourth quarter of 1999. Modifications to contingency plans will be made during the fourth quarter of 1999 as information provided by third party vendors and suppliers may change.

     Parkway has completed the upgrade of all critical business application services to full Year 2000 compliance standards. The Company has received the necessary updates on all core business applications and is in the process of installing these updates. The Company will continue the testing phase of the plan on these servers and their applications during the fourth quarter of 1999. All system workstations have been tested and those that were not compliant will be phased out before the end of the year.

     Building systems that rely upon date sensitive microprocessors include the hardware, software and associated embedded microprocessors used in the operation of all buildings owned by the Company. Testing of these systems has been completed, and repair, retrofitting or replacement is being performed as necessary. Internal evaluations and correspondence with equipment manufacturers have revealed that a vast majority of this equipment is not dependent upon date sensitive microprocessors and will not require alteration to function properly before, during and after the Year 2000.

     Third-party influences on the Company's Year 2000 compliance status include tenants, suppliers and vendors. All have been contacted regarding their compliance status and their possible impact on the Company's operations as a result of the interoperability of applicable systems. All tenants have been contacted and informed of the Company's plan to be compliant. Additionally, inquiries have been forwarded to vendors with whom the Company conducts business (namely financial institutions and utility firms). Responses to these inquiries have been received and evaluated to determine appropriate courses of action. Company contingency plans address these responses, as well as the questions and needs of all tenants.

     The cost of the Company's Year 2000 compliance effort is not expected to be material to the Company's financial position. Expenditures reported to date in order to be Year 2000 compliant total $474,000, of which $402,000 would have been expended irrespective of the Year 2000 issue.

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

Forward-Looking Statements

      In addition to historical information, certain sections of this Form 10-Q that are not in the present or past tense or discuss the Company's expectations are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those pertaining to the Company's capital resources, profitability and portfolio performance. Forward-looking statements involve numerous risks and uncertainties. The following factors, among others discussed herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: defaults or non-renewal of leases, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the "Code"), environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws, increases in real property tax rates and the ability of the Company and the parties on which the Company relies to successfully comply with the Year 2000 issues. The success of the Company also depends upon the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as the date hereof. The Company assumes no obligation to update forward-looking statements.

Item 3.   Quantitative  and Qualitative Disclosures About  Market
          Risk.

      See information appearing under the caption "Liquidity"  in
Item   2,  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations on page 14.

                    PARKWAY PROPERTIES, INC.

                  PART II.  OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

          (a) (10) - Parkway Properties, Inc. 1994 Stock Option
                     and Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company's proxy material for its June 3, 1999 Annual Meeting).

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


DATED:  November 15, 1999            PARKWAY PROPERTIES, INC.



                                     /s/ Regina P. Shows
                                     Regina P. Shows, CPA
                                     Chief Accounting Officer