Form 10-K
period 1999-12-31
PARKWAY PROPERTIES INC
filed 2000-03-28
CIK 729237

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K
                             ---------------------

      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM        TO

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

                                 (601) 948-4091
                         Registrant's telephone number:
                             ---------------------

          Securities registered pursuant to Section 12(b) of the Act:
                         COMMON STOCK, $.001 PAR VALUE
           8.75% SERIES A CUMULATIVE REDEEMABLE STOCK $.001 PAR VALUE
                            NEW YORK STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 10, 2000 was $250,299,000.

     The number of shares outstanding in the registrant's class of common stock as of March 10, 2000 was 9,874,508.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

     Parkway Properties, Inc. ("Parkway" or the "Company") is a self-administered, self-managed real estate investment trust ("REIT") specializing in the operations, leasing, management, acquisition and financing of office properties in the Southeastern United States and Texas. Parkway and its predecessors have been public companies engaged in the real estate business since 1971, and have successfully operated and grown through several major real estate cycles. At March 10, 2000, Parkway owned or had an interest in 52 office properties located in twelve states with an aggregate of approximately 7.4 million square feet of leasable space.

     The purchase of the SkyTel Centre in Jackson, Mississippi in July 1995 marked the implementation of the Company's business strategy of focused investment in office properties. As part of this strategy, the Company has (i) completed the acquisition of 53 office properties, encompassing approximately
7.6 million net rentable square feet, for a total investment of more than $632.3 million; (ii) sold or is in the process of selling all of its non-office assets;
(iii) sold five office properties, encompassing approximately 555,000 net rentable square feet primarily in markets that posed increasing risks and redeployed these funds; and (iv) implemented self-management and self-leasing at most of its properties to promote a focus on tenant retention and superior service in meeting the needs of its tenants. Total investment is defined as purchase price plus estimated closing costs and anticipated capital expenditures during the first 12 months of ownership for tenant improvements, commissions, upgrades and capital improvements to bring the building up to the Company's standards.

     In addition to direct real estate acquisitions, Parkway's investment strategy includes the consummation of business combination transactions with other public real estate and financial companies which Parkway deems to be undervalued. Since 1979, Parkway has completed eight such business combinations. Management may pursue similar business combination transactions on a selected basis in order to enhance stockholder value.

     Parkway has managed its properties in Jackson since 1990 and expanded its self-management program on January 1, 1998 to office properties that it owned in Houston, Atlanta, St. Petersburg, Deerfield Beach, Richmond, Hampton Roads, Charlotte, Winston-Salem, Columbia, Knoxville and Memphis. The Company currently self-manages approximately 92% of its current portfolio on a net rentable square footage basis. In addition, the Company implemented self-leasing for renewals (where allowed) in late 1998 and currently self-leases approximately 78% of its current portfolio on a net rentable square footage basis. For new tenant leasing, which is a small portion of our business, we fully cooperate with the third party brokerage community. The Company benefits from a fully integrated management infrastructure, provided by its wholly-owned management subsidiary, Parkway Realty Services LLC ("Parkway Realty"). The Company plans to expand the self-management of its properties to all markets as its presence in those markets reaches the minimum net rentable square footage necessary to make it cost efficient to self-manage. The Company believes self-management results in better customer service, higher tenant retention and allows the Company to enhance stockholder value through the application of its hands-on management style. The Company believes that its focus on tenant retention will benefit the Company and its stockholders by maintaining a stabilized revenue stream and avoiding higher capital expenditures and leasing commissions associated with new leases. The Company is considering the possible sale of most of its properties that are not self-managed because the inability to self-manage these properties limits the Company's ability to apply its hands-on operating strategy. In addition to its owned properties, Parkway Realty currently manages and/or leases approximately one million net rentable square feet for third-party owners.

     Until December 31, 1996, Parkway operated as a real estate operating company. For the taxable years 1995 and 1996, Parkway paid virtually no federal income taxes ($64,000 in 1995 and none in 1996) primarily because Parkway had certain net operating losses ("NOLs") to shelter most of Parkway's income from such taxes. However, the increase in the number of outstanding common shares, which resulted from the completion of a private placement of common shares in June 1996 and Parkway's mergers during 1994 and 1995, caused the use of Parkway's NOLs to be significantly limited in any one year. The taxable income of the

Company has increased significantly following the implementation of its strategy of focused investment in office properties. Accordingly, Parkway's Board of Directors determined that it was in the best interests of Parkway and its stockholders to elect to qualify Parkway as a REIT under the Internal Revenue Code for the taxable year beginning January 1, 1997, which allows Parkway to be generally exempt from federal income taxes even if its NOLs are limited or exhausted, provided it meets various REIT requirements.

BUSINESS OBJECTIVES AND STRATEGY OF THE COMPANY

     Parkway's business objective is to maximize total return to stockholders over time primarily through increases in distributions and share price appreciation. During 1999, Parkway distributed $1.90 per share in dividends to common shareholders, representing an 18.75% increase over the 1998 dividends distributed of $1.60 per common share. Distributions in 1999 of $1.90 per share represent a payout of 52.3% of the Company's funds from operations ("FFO") for the year. The Company's dividend increase in 1999 was determined by the minimum distribution requirements of the REIT rules. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation" for discussion of FFO.

     Parkway's operating philosophy is based on the premise that we are in the tenant retention business and further based on superior service to our customers, commitment to our employees, openness in our communication and simplicity. The Company strives to maximize shareholder returns by setting and implementing goals to increase profitability, FFO, dividends and stock value while minimizing risk. The Company will seek investments where the expertise of the Parkway staff can add value through direct management, a hands-on service-oriented operating philosophy and innovation. The Company will invest directly in properties in the form of equity ownership. These investments may include acquiring equity positions in private or publicly traded real estate companies.

     For many years, Parkway has been engaged in a process of strategic planning and goal setting. The material goals and objectives of Parkway's earlier strategic plans have been achieved, and have benefited Parkway's stockholders through increased FFO and dividend payments per share. In 1998, assuming a prolonged period of restricted access to the capital markets, Parkway adopted a strategic plan that sets as its goal to increase Parkway's FFO per basic share without the issuance of new equity. The review, accountability and reward of the plan aligns management and shareholder interest. The goal of the new strategic plan is to increase Parkway's FFO per basic share to $5.00 in 50 months (i.e., the end of 2002); hence the plan is referred to as the "5 IN 50 PLAN." The Plan sets goals, assigns responsibility for the attainment of such goals to specific Parkway officers, and provides for follow up evaluations to determine whether the officers responsible for the attainment of each goal are moving toward success. The major goals include realizing the embedded rental rate growth in Parkway's existing portfolio of office properties, making net new investments of $50 million per year (for a total of $200 million) at a positive spread of 250 basis points over the long-term cost of debt, selling Parkway's non-earning assets and re-deploying the proceeds in higher yielding assets, increasing the overall occupancy of Parkway's office portfolio to 97%, and taking numerous other actions to generate additional cash flow from Parkway's properties. The 5 IN 50 PLAN is aggressive, but Parkway believes that its goals are attainable. Parkway believes that the assumptions on which the anticipated increases in FFO per basic share are based (e.g. anticipated rental rates, interest rates and capitalization rates on newly acquired office properties) are reasonable, but they are obviously subject to risk and uncertainties, many of which are beyond Parkway's control. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward Looking Statements."

     Parkway generally seeks to acquire well-located Class A, A- or B+ (as classified within their respective markets) multi-story office buildings which are located in primary or secondary markets in the Southeastern United States and Texas, ranging in size from 50,000 to 500,000 net rentable square feet and which have current and projected occupancy levels in excess of 75% and adequate parking to accommodate full occupancy. The Company targets buildings which are occupied by a major tenant (or tenants) (e.g., a tenant that accounts for at least 30% of the building's total rental revenue and has at least five years remaining on its lease). Parkway expects to focus any new property acquisitions in central business districts rather than suburban markets due to management's belief that the potential exists for greater returns in these markets. Parkway strives to purchase office buildings at minimum initial unleveraged annual yields on its total investment of 9.75% for urban assets to 10.5% for suburban assets. The Company defines initial unleveraged yield as net operating income ("NOI") divided by total investment (as previously defined), where net operating income represents budgeted cash operating income for the current year at current occupancy rates and at rental rates currently in place with no adjustments for anticipated expense savings, increases in rental rates, additional leasing or straight line rent. Leases that expire during the year are assumed to renew at market rates unless interviews with tenants during pre-purchase due diligence indicate a likelihood that a tenant will not renew. In markets where the Company self-manages its properties, NOI also includes the net management fee expected to be earned during the year. The Company also generally seeks to acquire properties whose total investment per net rentable square foot is at least 25% below estimated replacement cost and whose current rental rates are at or below market rental rates. While the Company seeks to acquire properties which meet all of the acquisition criteria, specific property acquisitions are evaluated individually and may fail to meet one or more of the acquisition criteria at the date of purchase. Since January 1, 1999, the Company has acquired two office properties aggregating approximately 500,000 net rentable square feet for a total investment of approximately $42 million, or approximately $82 per net rentable square foot. One office property, consisting of approximately 466,000 square feet was located in the central business district of Columbia, South Carolina. The second office property, consisting of approximately 34,000 square feet was located in the Southwest suburban market of Richmond, Virginia.

     In addition to investing in office properties, Parkway seeks to purchase common stock of other REIT equities that meet certain criteria. This program is referred to as the REIT Significant Value Program or "RSVP". The Company views the purchase of public equities to be an alternative to "fee simple" transactions for purchasing quality assets at attractive prices. The existence of a sustainable dividend provides a yield on the investment while the Company positions itself for direct involvement, or awaits capital appreciation. The general criteria for purchase includes, but is not limited to the following:

          (a) Strategic fit with Parkway with a preference to office, mixed office/industrial, diversified or special situations with office.

          (b) Situations where Parkway's direct involvement would add value to the REIT.

          (c) A significant discount to net asset value (NAV), generally 20% or greater.

          (d) Sustainable dividend yield of 8% or greater.

          (e) An acceptable debt level as measured by interest and fixed charge coverage ratios.

          (f) The investment economics have a positive impact on Parkway's 5 IN 50 PLAN.

          (g) All REITs in which Parkway makes an investment will be approved by the Parkway Board of Directors.

     The Company has been actively engaged in the purchase of its outstanding common stock since June 1998. Given the fluctuations in price of the Company's public equity without a corresponding change in valuation of the underlying real estate assets, the Company believes a well-executed repurchase program can add significant shareholder value. During 1999, the Company repurchased 315,012 shares of common stock at an average cost of $28.40 per share and an additional 97,810 shares have been purchased in 2000, through March 10, 2000 at an average price of $27.78. Since June 1998, the Company has purchased a total of 1,412,822 shares of its common stock, which represents approximately 12.8% of the Company stock outstanding when the buyback program was initiated on June 30, 1998. When considering repurchasing shares, the Company evaluates the following items: impact on the Company's 5 IN 50 PLAN; discount to net asset value; implied capitalization rate; implied value per square foot; impact on liquidity of common stock; and other investment alternatives that are available with a similar risk profile.

     Parkway's management team consists of experienced office property specialists with proven capabilities in office property (i) operations; (ii) leasing; (iii) management; (iv) acquisition; (v) financing; and (vi) re-positioning. The management team also has considerable experience in evaluating and completing mergers and/or acquisitions of other REITs. Since 1979, the Company has completed eight such business combina-tions. The Company believes these capabilities will allow Parkway to continue to create office property value in all phases of the real estate cycle. Parkway's eight senior officers have an average of over 19 years of real estate industry experience, and have worked together at Parkway for an average of over 14 years. Management has developed a highly service-oriented management culture and believes that its proactive leasing, property management and asset management activities will result in higher tenant retention and will continue to translate into enhanced stockholder value.

DISPOSITIONS

     Parkway has also pursued a strategy of liquidating its non-office assets and office building investments that no longer meet the Company's investment criteria and/or the Company has determined value will be maximized by selling and redeploying the proceeds.

     Since January 1, 1995, Parkway has sold non-core assets with a book value of approximately $44 million for approximately $67 million, resulting in an aggregate gain for financial reporting purposes of approximately $23 million. The book value of all remaining non-office building real estate assets and mortgage loans, all of which are for sale, was approximately $5.2 million as of December 31, 1999.

     Since January 1, 1998, the Company has sold five office properties, encompassing approximately 555,000 net rentable square feet for net proceeds of $53,374,000. The Company recorded gains for financial reporting purposes of $3,736,000 on the sales. Four of the properties were sold on July 1, 1998 and consisted of the Company's investment portfolio located in Dallas, Texas. The decision to sell the Company's four office buildings in Dallas was based on management's belief that the significant amount of development and proposed development of office properties in the Dallas market may have the effect of depressing the growth in rental rates. On November 30, 1999, one single-story office building in Houston, Texas was sold. The Company routinely evaluates changes in market conditions that indicate an opportunity or need to sell properties within those markets in order to maximize shareholder value and re-deploy capital.

     Office buildings held for sale at December 31, 1999 of $19,621,000 consisted of three Northern Virginia properties that the Company decided to sell during the quarter ended September 30, 1999. The decision to sell the Company's three office properties in Northern Virginia was based on management's belief that high rental rates have increased property valuations to above replacement costs. The Company has a signed contract for the sale of these properties for a price of $28,750,000. The closing is expected in the second quarter of 2000, but can be extended at the Company's option to allow for a tax deferral of gains on certain of these properties. The Company expects to reinvest approximately $15 million of the sale proceeds in office properties with the remaining proceeds used to reduce short-term debt. Currently, the Company is also considering the possible sale of its properties in Birmingham, Alabama; Greenville, South Carolina; Indianapolis, Indiana; and Little Rock, Arkansas, primarily because the Company does not own sufficient office space in these markets to justify self-management and self-leasing. These investment decisions will be based upon the Company's analysis of existing markets and competing investment opportunities.

ADMINISTRATION

     The Company is self-administered and self-managed and maintains its principal executive offices in Jackson, Mississippi. As of March 10, 2000, the Company had 168 employees.

     The operations of the Company are conducted from approximately 11,000 square feet of office space located at 188 East Capitol Street, One Jackson Place Suite 1000, Jackson, Mississippi. The building is owned by Parkway and is leased by Parkway at market rental rates. The Company maintains a website at www.pky.com.

ITEM 2. PROPERTIES.

GENERAL

     The Company invests principally in office buildings in the Southeastern United States and Texas, but is not limited to any specific geographical region or property type. Including office building acquisitions made through March 10, 2000, the Company has an interest in 52 office buildings comprising approximately 7.4 million square feet of office space located in twelve states.

     In addition, the Company has made an investment in the historic renovation of the Toyota Center, formerly known as the Moore Building, which is adjacent to a new Triple-A baseball stadium complex under development in downtown Memphis. The Toyota Center was originally constructed in 1903 and will consist of approximately 174,000 rentable square feet. The Company is also constructing a multi-level, 777-space parking garage to accommodate the building and stadium parking needs. This building is 100% pre-leased to three tenants under 15-year non-cancelable leases. Rent will commence April 1, 2000 for 48% of the building with the balance of the building to commence rent on May 1, 2000.

     Property acquisitions in 1999, 1998 and 1997 were funded through a variety of sources, including:

          a. Cash reserves and cash generated from operating activities,

          b. Sales of non-core assets, including real estate and mortgage loans,

          c. Sales of office properties,

          d. Fixed rate, non-recourse mortgage financing at terms ranging from 10 to 20 years,

          e. Assumption of existing fixed rate, non-recourse mortgages on properties purchased,

          f. Sales of Parkway common stock and preferred stock, and

          g. Advances on bank lines of credit.

OFFICE BUILDINGS

     Other than as discussed under "Item 1. Business", the Company intends to hold its portfolio of office buildings for investment purposes. Other than the Toyota Center discussed previously, the Company does not propose any program for the renovation, improvement or development of any of the office buildings, except as called for under the renewal of existing leases or the signing of new leases or improvements necessary to upgrade recent acquisitions to the Company's operating standards. All such improvements are expected to be financed by cash flow from the portfolio of office properties and advances on bank lines of credit.

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

     The following table sets forth certain information about office properties owned by the Company as of March 10, 2000:

                                                                          ESTIMATED
                                                                           AVERAGE
                                                       % OF     AVERAGE    MARKET       % OF
                                         TOTAL NET    TOTAL      RENT       RENT       LEASES       %
                              NUMBER     RENTABLE      NET        PER        PER      EXPIRING    LEASED
                                OF        SQUARE     RENTABLE   SQUARE     SQUARE        IN       AS OF
LOCATION                    PROPERTIES     FEET        FEET     FOOT(1)    FOOT(2)    2000(3)    1/1/2000
--------                    ----------   ---------   --------   -------   ---------   --------   --------
Houston, TX...............      10       1,606,000     21.7%    $16.55     $17.91       14.7%      95.4%
Columbia, SC..............       3         871,000     11.8%     15.17      16.47       13.0%      89.8%
Jackson, MS...............       5         827,000     11.2%     16.71      18.21       12.6%      99.1%
Memphis, TN...............       3         661,000      9.0%     15.97      16.29       14.5%      93.5%
Atlanta, GA...............       7         599,000      8.1%     17.94      18.38        8.2%      95.7%
Knoxville, TN.............       2         525,000      7.1%     14.69      15.09       14.4%      91.3%
Richmond, VA..............       6         498,000      6.7%     15.66      15.77       19.8%      94.8%
Chesapeake, VA............       3         386,000      5.2%     16.22      15.50        8.1%      82.4%
Winston-Salem, NC.........       1         239,000      3.2%     19.01      20.00        5.7%      97.6%
Northern VA...............       3         220,000      3.0%     19.62      22.81       13.4%      98.8%
Ft. Lauderdale, FL........       2         215,000      2.9%     19.32      19.86       10.2%      95.1%
All Others................       7         745,000     10.1%     14.77      15.30       13.5%      81.9%
                                --       ---------    -----     ------     ------       ----       ----
                                52       7,392,000    100.0%    $16.38     $17.27       13.0%      92.8%
                                ==       =========    =====     ======     ======       ====       ====

---------------

(1) Average rent per square foot is defined as the weighted average current gross rental rate including expense escalations for occupied office space in the building as of January 1, 2000.

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

(3) The percentage of leases expiring in 2000 represents the ratio of square feet under leases expiring in 2000 divided by total net rentable square feet.

     The following table sets forth scheduled lease expirations for properties owned as of March 10, 2000 for leases executed as of January 1, 2000, assuming no tenant exercises renewal options:

                                                                              WEIGHTED
                                                                              AVERAGE       WEIGHTED
                                                                              EXPIRING      ESTIMATED
                                                                               GROSS         AVERAGE
                                     NET                                       RENTAL      MARKET RENT
                                  RENTABLE      PERCENT       ANNUALIZED      RATE PER       PER NET
YEAR OF                  NUMBER    SQUARE       OF TOTAL        RENTAL      NET RENTABLE    RENTABLE
LEASE                      OF       FEET      NET RENTABLE      AMOUNT         SQUARE        SQUARE
EXPIRATION               LEASES   EXPIRING    SQUARE FEET    EXPIRING(1)      FOOT(2)        FOOT(3)
----------               ------   ---------   ------------   ------------   ------------   -----------
2000...................   275       962,000       13.0%      $ 15,536,000      $16.14        $17.28
2001...................   181       800,000       10.8%        13,379,000       16.72         17.31
2002...................   195     1,398,000       18.9%        23,067,000       16.51         17.20
2003...................   127     1,034,000       14.0%        17,283,000       16.71         17.14
2004...................   104       925,000       12.5%        14,655,000       15.85         16.90
Thereafter.............    73     1,741,000       23.6%        28,414,000       16.32         17.57
                          ---     ---------       ----       ------------      ------        ------
                          955     6,860,000       92.8%      $112,334,000      $16.38        $17.27
                          ===     =========       ====       ============      ======        ======

---------------

(1) Annualized rental amount expiring is defined as net rentable square feet expiring multiplied by the weighted average expiring annual rental rate per net rentable square foot.

(2) Weighted average expiring gross rental rate is the weighted average rental rate including expense escalations for office space.

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

TENANTS

     The office properties are leased to approximately 955 tenants, which are in a wide variety of industries including banking, professional services (including legal, accounting, and consulting), energy, financial services and telecommunications. The following table sets forth information concerning the 20 largest tenants of the properties owned as of January 1, 2000 (in thousands, except square foot data):

                                                       ANNUALIZED                             LEASE
                                            SQUARE       RENTAL                             EXPIRATION
TENANT                                       FEET      REVENUE(1)      OFFICE BUILDING         DATE
------                                     ---------   ----------   ----------------------  ----------
SkyTel Communications, Inc. .............    201,501    $ 3,061              (2)              (2)
South Carolina State Budget and Control
  Board..................................    170,164      2,644     Capitol Center           06/02
Morgan Keegan & Company, Inc. ...........    159,910      2,794     Morgan Keegan Tower      09/07
Schlumberger Oil Field Services
  Reservoir..............................    155,324      2,586     Schlumberger             04/02
Raytheon Engineers and Constructors,
  Inc. ..................................    147,075      2,894     Raytheon Building        12/05
Burlington Resources.....................    137,471      2,043     400 North Belt           12/06
Nabors Industries/Nabors Corporate
  Services...............................    130,367      2,260     One Commerce Green        (3)
First Tennessee Bank, NA.................    101,536      1,600     First Tennessee Plaza    09/04
Westvaco Corporation.....................    100,457      1,568     Westvaco                 01/06
International Business Machine
  Corporation............................     99,459      1,839     Meridian Building, IBM    (4)
                                                                      Building
Womble Carlyle Sandridge and Rice PLLC...     99,254      1,905     BB&T Financial Center    06/05
DHL Airways..............................     98,649      1,648     One Commerce Green       10/04
Bank of America, NA......................     93,786      1,147     Bank of America Tower    06/06
PGS Tensor Geophysical, Inc. ............     91,960      1,401     Tensor Building          03/05
Branch Banking & Trust (BB&T)............     90,801      1,699     BB&T Financial Center,    (5)
                                                                      Town Point Center
Facility Holdings Corp. .................     69,183      1,127     Lakewood II              11/08
Talus Solutions, Inc. ...................     60,352      1,200     Waterstone               08/03
Tritel Communications, Inc. .............     59,984        964     SunCom Building, River    (6)
                                                                      Oaks Place
BellSouth Business/BellSouth
  Communications.........................     58,664        897     Charlotte Park            (7)
McNair Law Firm, PA......................     56,409        679     Bank of America Tower    11/04
                                           ---------    -------
                                           2,182,306    $35,956
                                           =========    =======

---------------

(1) Annualized Rental Revenue represents the gross rental rate (including escalations) per square foot as of January 1, 2000, multiplied by the number of square feet leased by the tenant.

(2) SkyTel Communications, Inc. (SkyTel), a service provider in the telecommunications industry, occupies 155,927 net rentable square feet in SkyTel Centre which represents 59.7% of the total net rentable square feet of the building. This lease is non-cancelable, expires in July 2005 and includes a contractual rental increase in the 61st month of the lease term based on the corresponding increase in the Consumer Price Index since the inception of the lease. In addition, SkyTel occupies 37,817 net rentable square feet in One Jackson Place, which represents 17.3% of the total net rentable square feet of the building, under a lease that expires in June 2002 and 7,757 net rentable square feet in the SunCom Building, which represents 4.3% of the total net rentable square feet of the building, under a lease that expires in January 2002.

(3) Nabors Industries/Nabors Corporate Services occupies 130,367 square feet in One Commerce Green under separate leases that expire as follows: 2,124 square feet is rented on a month to month basis, 10,444 square feet expires in July 2000 and 117,799 square feet expires in December 2005.

(4) International Business Machine Corporation (IBM) occupies a total of 99,459 square feet in two properties under separate leases that expire as follows:
    12,135 square feet in March 2000 in the IBM Building and 87,324 square feet in June 2001 in the Meridian Building.

(5) BB&T occupies a total of 90,801 square feet in two properties under separate leases that expire as follows: 82,082 square feet in December 2007 and 2,461 square feet in August 2003 in Winston-Salem, North Carolina and 6,258 square feet in November 2001 in Chesapeake, Virginia.

(6) Tritel Communications, Inc. occupies a total of 59,984 square feet in two properties under separate leases that expire as follows: 36,265 square feet in November 2003, 2,024 square feet in December 2003 and 5,797 square feet in November 2008 in the SunCom Building and 15,898 square feet in March 2004 in River Oaks Place.

(7) BellSouth Business/BellSouth Communications occupies 58,664 square feet in Charlotte Park under separate leases that expire as follows: 50,578 square feet in January 2004, 6,003 square feet in February 2003 and 2,083 square feet in August 2003.

NON-CORE ASSETS

     Since January 1, 1995, Parkway has pursued a strategy of liquidating its non-core assets and using the proceeds from such sales to acquire office properties, pay down short-term debt and repurchase its own stock. The Company defines non-core assets as all assets other than office properties which at December 31, 1999 consisted of land and mortgage loans. In accordance with this strategy, Parkway sold non-core assets with a book value of $3,342,000 for cash proceeds of $5,189,000 during 1999 and 1998. Aggregate gains for financial reporting purposes from sales, write-downs and deferred gains recognized on non-core assets during 1999 and 1998 were $1,847,000. The book value of all remaining non-office building real estate assets and mortgage loans, all of which are for sale, was $5,173,000 as of December 31, 1999. Of this amount, $4,283,000 represents undeveloped land with a carrying cost of approximately $62,000 annually.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock ($.001 par value) is listed and trades on the New York Stock Exchange under the symbol "PKY". The number of record holders of the Company's common stock at March 10, 2000, was 2,972.

     The following table sets forth, for the periods indicated, the high and low last reported sales prices per share of the Company's common stock and the per share cash distributions paid by Parkway during each quarter.

                                                  YEAR ENDED                          YEAR ENDED
                                               DECEMBER 31, 1999                   DECEMBER 31, 1998
                                       ---------------------------------   ---------------------------------
QUARTER ENDED                           HIGH       LOW     DISTRIBUTIONS    HIGH       LOW     DISTRIBUTIONS
-------------                          -------   -------   -------------   -------   -------   -------------
March 31.............................  $31.688   $26.375       $ .45       $34.875   $30.125       $ .35
June 30..............................   34.500    27.063         .45        33.500    28.875         .35
September 30.........................   34.250    31.313         .50        30.938    25.813         .45
December 31..........................   32.250    26.938         .50        33.000    27.000         .45
                                                               -----                               -----
                                                               $1.90                               $1.60
                                                               =====                               =====

     Common stock distributions during 1999 and 1998 ($1.90 and $1.60 per share, respectively) were taxable as follows for federal income tax purposes:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              1999    1998
                                                              -----   -----
Ordinary income.............................................  $1.90   $1.52
Capital gain................................................     --     .04
Unrecaptured Section 1250 gain..............................     --     .04
                                                              -----   -----
                                                              $1.90   $1.60
                                                              =====   =====

     The Company's shares of Series A 8.75% Cumulative Redeemable Preferred Stock are also listed for trading on the New York Stock Exchange and trade under the symbol "PKY PrA". The following table shows the high and low preferred share prices and per share distributions paid for each quarter of 1999 and 1998 reported by the New York Stock Exchange. (No Preferred Shares were outstanding in the first quarter of 1998.)

                                                 YEAR ENDED                           YEAR ENDED
                                             DECEMBER 31, 1999                    DECEMBER 31, 1998
                                     ----------------------------------   ----------------------------------
QUARTER ENDED                         HIGH       LOW      DISTRIBUTIONS    HIGH       LOW      DISTRIBUTIONS
-------------                        -------   --------   -------------   -------   --------   -------------
March 31...........................  $23.500   $22.0625       $ .55           N/A        N/A         N/A
June 30............................   23.500    21.8750          55       $25.250   $23.9375         N/A
September 30.......................   22.875    21.8750         .55        24.875    21.6250         .47
December 31........................   22.250    17.5000         .54        24.500    21.4375         .55
                                                              -----                                -----
                                                              $2.19                                $1.02
                                                              =====                                =====

     As of March 10, 2000, there were 73 holders of record of the Company's 2,650,000 outstanding shares of Series A preferred stock. Preferred stock distributions during 1999 and 1998 were taxable as follows for federal income tax purposes:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              1999    1998
                                                              -----   -----
Ordinary income.............................................  $2.19   $ .97
Capital gain................................................     --     .03
Unrecaptured Section 1250 gain..............................     --     .02
                                                              -----   -----
                                                              $2.19   $1.02
                                                              =====   =====

ITEM 6. SELECTED FINANCIAL DATA.

                                                YEAR       YEAR       YEAR       YEAR       YEAR
                                               ENDED      ENDED      ENDED      ENDED      ENDED
                                              12/31/99   12/31/98   12/31/97   12/31/96   12/31/95
                                              --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA:
Revenues
  Income from office properties.............  $113,161   $ 95,438   $ 45,799   $ 18,840   $  6,918
  Other income..............................     1,159      1,045      2,288      5,239      5,849
Expenses
  Operating expenses:
     Office properties......................    47,458     40,844     19,697      8,466      2,960
     Non-core assets........................       112        153        462      1,379      1,916
     Interest expense.......................    15,346     11,660      5,581      3,526      2,230
     Depreciation & amortization............    17,413     13,256      6,033      2,444      1,331
     Minority interest......................        --         --         59        (28)      (100)
  Interest expense..........................     4,104      4,349        997        621        291
  General & administrative & other..........     4,353      3,583      3,674      3,758      3,185
Income before gains & minority interest.....    25,534     22,638     11,584      3,913        954
Gain on real estate, mortgage loans,
  securities and real estate partnership....       795      4,788      2,907     10,458     10,866
Minority interest -- unit holders...........        (2)        (1)        --         --         --
Net income..................................    26,327     27,425     14,491     14,371     11,820
Dividends on preferred stock................     5,797      3,913         --         --         --
Net income available to common
  stockholders..............................  $ 20,530   $ 23,512   $ 14,491   $ 14,371   $ 11,820
PER COMMON SHARE DATA:
  Net income:
     Basic..................................  $   2.04   $   2.24   $   2.05   $   3.92   $   4.24
     Diluted................................  $   2.01   $   2.21   $   2.01   $   3.81   $   4.16
  Book value (at end of year)...............  $  25.55   $  25.89   $  25.06   $  18.30   $  24.51
  Cash distributions:
     Declared...............................  $   1.90   $   1.60   $   1.20   $    .62   $    .44
  Weighted average shares outstanding:
     Basic..................................    10,083     10,490      7,078      3,662      2,787
     Diluted................................    10,197     10,621      7,214      3,776      2,844
BALANCE SHEET DATA:
  Office investments, net of depreciation...  $625,365   $568,244   $347,931   $122,802   $ 52,284
  Total assets..............................   649,369    592,252    368,592    147,035     88,043
  Notes payable to banks....................    86,640     40,896      6,473         --         --
  Mortgage notes payable....................   214,736    201,841    105,220     62,828     34,704
  Total liabilities.........................   328,305    264,301    123,851     69,127     38,832
  Preferred stock...........................    66,250     66,250         --         --         --
  Stockholders' equity......................   321,064    327,951    244,741     77,908     49,211

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

FINANCIAL CONDITION

  Comments are for the balance sheet dated December 31, 1999 compared to the balance sheet dated December 31, 1998.

     In 1999, Parkway continued the application of its strategy of operating and acquiring office properties as well as liquidating non-core assets and office assets that no longer meet the Company's investment criteria and/or the Company has determined value will be maximized by selling. During the year ended December 31, 1999, the Company purchased two office properties, sold one office property and sold various non-core assets. The Company also incurred development costs of $13,194,000 in the historic renovation of an office building and the construction of a multi-level parking garage to accommodate the building. Total assets increased $57,117,000 and office properties (before depreciation) increased $39,281,000 or 7%.

     Parkway's direct investment in office buildings and office redevelopment increased $57,121,000, net of depreciation, to a carrying amount of $625,365,000 at December 31, 1999 and consisted of 51 operating properties and one redevelopment project in progress. During the year ending December 31, 1999, Parkway purchased two office properties as follows (in thousands):

                                                                 PURCHASE   PURCHASE
OFFICE BUILDING                                     LOCATION      PRICE       DATE
---------------                                     --------     --------   --------
Moorefield I*...................................  Richmond, VA   $ 3,900    01/12/99
Capitol Center..................................  Columbia, SC    38,000    07/01/99

---------------

* The Company assumed a $1,936,000 first mortgage with a 7.625% interest rate as part of this purchase.

     During 1999, Parkway sold one office property for net proceeds of $903,000. On November 30, 1999, the Company sold the West Office Building, a single-story office building in Houston, Texas, and recorded a gain for financial reporting purposes on this sale of $510,000.

     During the year ending December 31, 1999, the Company incurred office redevelopment costs of $13,194,000. Costs incurred included capitalized interest costs of $661,000. The Company's redevelopment costs are associated with the historic renovation of the Toyota Center, formerly known as the William R. Moore Building, in downtown Memphis and an adjacent 777-space parking garage. The building is 100% pre-leased to three tenants under 15-year non-cancelable leases. Rent will commence April 1, 2000 for 48% of the building with the balance of the building to commence rent on May 1, 2000.

     Office buildings held for sale of $19,621,000 as of December 31, 1999 consisted of three office properties in the Northern Virginia portfolio. The decision to put the Northern Virginia portfolio on the market for sale was based on management's belief that office properties in this market may be peaking in value. The Company has a signed contract for the sale of these properties for a price of $28,750,000. The closing is expected in the second quarter of 2000, but can be extended at the Company's option to allow for tax deferral of gains on certain of these properties. The Company expects to reinvest approximately $15 million of the proceeds in office properties with the remaining proceeds used to reduce short-term debt. The Company is also considering selling properties in Birmingham, Alabama; Greenville, South Carolina; Indianapolis, Indiana; Little Rock, Arkansas and a 50% interest in a property in New Orleans, Louisiana. The investment decisions will be based upon the Company's analysis of existing markets and competing investment opportunities.

     During the year ending December 31, 1999, the Company capitalized building improvements and additional purchase expenses of $18,844,000 and recorded depreciation expense of $16,424,000 related to its office property portfolio.

     Parkway sold various non-core and other assets during the year that resulted in gains for financial reporting purposes of $285,000 and net proceeds of $316,000. At December 31, 1999, non-core assets other than mortgage loans totaled $4,283,000. The Company expects to continue its efforts to liquidate these assets.

     Notes payable to banks increased $45,744,000 to a balance of $86,640,000 at December 31, 1999 as the result of advances under bank lines of credit to purchase additional office properties, make improvements to office properties and purchase Company stock.

     Mortgage notes payable without recourse increased a net $12,895,000 due to the funding of a $20,100,000 fixed rate loan, the assumption of existing debt on the Moorefield I building in the amount of $1,936,000, and scheduled principal payments of $9,141,000 during the year ended December 31, 1999 on existing notes payable without recourse.

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

     The Company expects to continue seeking fixed rate, non-recourse mortgage financing at terms ranging from ten to twenty years on select office building investments as additional capital is needed. The Company plans to maintain a ratio of debt to total market capitalization from 25% to 45% although such ratio may from time to time temporarily exceed 45%, especially when the Company has incurred significant amounts of short-term debt in connection with acquisitions. In addition, volatility in the price of the Company's common stock, which is out of the control of the Company, may result in a debt to total market capitalization exceeding 45% from time to time. In addition to the debt to total market capitalization ratio, the Company also monitors interest and fixed charge coverage ratios. Interest coverage ratios are computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization. The interest coverage ratio for the years ending December 31, 1999 and 1998 was 3.23 and 3.48 times, respectively. Fixed charge coverage ratios are computed by comparing the cash interest accrued, principal payments paid on mortgage loans and preferred dividends paid to earnings before interest, taxes, depreciation and amortization. The fixed charge coverage ratio for the years ending December 31, 1999 and 1998 was 1.83 and 2.17 times, respectively.

     Stockholders' equity decreased $6,887,000 during the year ended December 31, 1999 as a result of the following factors (in thousands):

                                                              INCREASE (DECREASE)
                                                              -------------------
Net income..................................................       $ 26,327
Shares purchased -- Company common stock....................         (8,946)
Preferred stock dividends declared..........................         (5,797)
Common stock dividends declared.............................        (19,186)
Exercise of stock options...................................            209
Shares issued in lieu of directors fees.....................             72
Restricted shares issued....................................          5,357
Unearned compensation.......................................         (5,357)
Amortization of unearned compensation.......................            434
                                                                   --------
                                                                   $ (6,887)
                                                                   ========

     On March 2, 1999, the Board of Directors approved the repurchase of an additional 500,000 shares of the Company's common stock. As of December 31, 1999, 315,012 additional shares had been purchased at an average price of $28.40. An additional 97,810 shares have been purchased in 2000, through March 10, 2000, at an average price of $27.78. Since June 1998, the Company has purchased a total of 1,412,822 shares of its common stock, which represents approximately 12.8% of the common stock outstanding when the buyback program was initiated on June 30, 1998.

     On June 3, 1999, the stockholders of the Company approved amendments to the Company's 1994 Stock Option and Long-Term Compensation Plan that authorized the Compensation Committee to issue restricted stock awards. The Compensation Committee authorized the issuance of 150,000 shares of restricted stock to officers of the Company effective June 3, 1999. The stock price on date of grant was $34. The vesting period for the stock is 10 years or 46 months if certain operating results are achieved by the Company. Effective September 14, 1999, the Compensation Committee approved the issuance of an additional 8,000 shares of restricted stock to newly-elected officers of the Company. The stock price on the date of the grant was $32.1875. The vesting period for the restricted stock is 9.5 years or 40 months if certain operating results are achieved by the Company. The Company recorded $5,357,000 as additional paid-in capital when the shares of the restricted stock were issued, offset by unearned compensation of the same amount. The unearned compensation was deducted from stockholders' equity and is being amortized over the vesting period. Compensation expense of $434,000 was recognized in 1999.

RESULTS OF OPERATIONS

  Comments are for the year ended December 31, 1999 compared to the year ended December 31, 1998.

     Net income available for common stockholders for the year ended December 31, 1999 was $20,530,000 ($2.04 per basic common share) as compared to $23,512,000 ($2.24 per basic common share) for the year ended December 31, 1998. Net income included net gains from the sale of real estate and other assets in the amounts of $795,000 and $4,788,000 for the years ended December 31, 1999 and 1998, respectively.

     The primary reason for the increase in the Company's income before gains for 1999 as compared to 1998 is the reflection of the operations of the following office buildings subsequent to the date of purchase:

BUILDING                                                      PURCHASE DATE
--------                                                      -------------
Schlumberger................................................    01/21/98
Brookdale Portfolio*........................................    02/25/98
Southtrust..................................................    03/31/98
Atrium at Stoneridge........................................    04/28/98
River Oaks Place............................................    05/01/98
Pavilion Center.............................................    06/30/98
SunCom Building.............................................    07/01/98
Town Point Center...........................................    07/20/98
Westvaco Building...........................................    07/20/98
Winchester..................................................    12/18/98
Falls Building..............................................    12/31/98
Moorefield I................................................    01/12/99
Capitol Center..............................................    07/01/99

---------------

 * On February 25, 1998, the Company purchased a 13-building portfolio (the "Brookdale Portfolio") which totaled approximately 1,470,000 net rentable square feet that included properties located in five of its primary markets and three new markets. On July 1, 1998, the Company sold two properties acquired in the Brookdale Portfolio comprising a total of 251,000 square feet.

     Operations of office building properties are summarized below (in thousands):

                                                                  YEAR ENDED
                                                                  DECEMBER 31
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Income......................................................  $113,161   $ 95,438
Operating expense...........................................   (47,458)   (40,844)
                                                              --------   --------
                                                                65,703     54,594
Mortgage interest expense...................................   (15,346)   (11,660)
Depreciation and amortization...............................   (17,413)   (13,256)
                                                              --------   --------
Net income..................................................  $ 32,944   $ 29,678
                                                              ========   ========

     Net losses on operations of other real estate properties held for sale were $112,000 and $153,000 for the years ended December 31, 1999 and 1998, respectively and consisted primarily of property taxes on land held for sale.

     The $3,686,000 increase in interest expense on office properties is primarily due to the mortgage loans assumed and/or new loans placed during 1999 and 1998. The average interest rate on mortgage notes payable as of December 31, 1999 and 1998 was 7.4%.

     The $193,000 increase in contractual interest expense on bank notes for the year ending December 31, 1999 compared to the year ending December 31, 1998 is primarily due to the increase in the average balance of borrowings outstanding under bank lines of credit from $46,822,000 during 1998 to $59,463,000 during 1999, offset by a decrease in the weighted average interest rate from 7.0% during the year ended December 31, 1998 to 6.5% during the year ended December 31, 1999. Amortization of loan costs on bank notes decreased $438,000 for the year ending December 31, 1999 compared to December 31, 1998. This decrease primarily reflects the lower cost associated with the unsecured bank line of credit that was placed on October 7, 1998, compared to the previous line of credit that was secured by certain office properties.

     General and administrative expenses were $3,850,000 and $3,209,000 for the years ended December 31, 1999 and 1998 respectively. The primary reason for the $641,000 increase is due to charges of approximately $525,000 recorded in 1999 for certain expenses related to unsuccessful merger transactions. This non-recurring charge includes the cost of legal, accounting, travel, interviews, inspections and professional fees associated with documents, tax matters, environmental reviews and financial studies to examine the impact of the proposed mergers. In addition, during the year ended December 31, 1999, the Company recorded $434,000 of amortization related to unearned compensation on restricted stock issued in 1999.

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

     The primary reason for the increase in the Company's income before gains for 1998 as compared to 1997 is the reflection of the operations of the acquisitions of 16 office properties in 1997 and 23 office properties in 1998 subsequent to their date of purchase.

     On July 1, 1998, the Company sold its investment portfolio of four office properties in Dallas, Texas for net proceeds of $52,471,000.

     Operations of office building properties are summarized below (in thousands):

                                                                  YEAR ENDED
                                                                  DECEMBER 31
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Income......................................................  $ 95,438   $ 45,799
Operating expense...........................................   (40,844)   (19,697)
                                                              --------   --------
                                                                54,594     26,102
Mortgage interest expense...................................   (11,660)    (5,581)
Depreciation and amortization...............................   (13,256)    (6,033)
Minority interest...........................................        --        (59)
                                                              --------   --------
Net income..................................................  $ 29,678   $ 14,429
                                                              ========   ========

     Operations of other real estate properties held for sale are summarized below (in thousands):

                                                               YEAR ENDED
                                                               DECEMBER 31
                                                              -------------
                                                              1998    1997
                                                              -----   -----
Income from other real estate properties....................  $  --   $ 722
Real estate operating expenses..............................   (153)   (462)
                                                              -----   -----
Net income (loss)...........................................  $(153)  $ 260
                                                              =====   =====

     The $6,079,000 increase in interest expense on office properties is primarily due to the mortgage loans assumed and/or new loans placed during 1998 and 1997. The average interest rate on mortgage notes payable as of December 31, 1998 was 7.4%.

     The $2,580,000 increase in interest expense on banks notes for the year ending December 31, 1998 compared to the year ending December 31, 1997 is primarily due to advances made on bank lines of credit for purchases of office properties and Company stock in 1998 and an advance of $75,000,000 on an unsecured loan from Bank of America. The Bank of America facility required the negative pledge of the 13 office properties purchased February 25, 1998 and matured August 25, 1998. This loan was repaid in full on June 30, 1998 with proceeds from the $97,000,000 mortgage notes payable. Amortization of loan costs on bank notes increased $772,000 for the year ending December 31, 1998 compared to December 31, 1997 due primarily to an increase in the amounts available under bank lines of credit and the costs associated with the Bank of America unsecured loan of $184,000.

     On October 7, 1998, the Company closed a three-year $150 million unsecured credit facility with a consortium of 14 banks arranged by Chase Securities, Inc. The interest rate on the line of credit is equal to LIBOR plus 112.5 to 137.5 basis points, depending upon overall company leverage, with the rate set at 6.6% as of December 31, 1998. The credit facility reflects a 15 basis point interest rate reduction (based on leverage at December 31, 1998) and a $50 million increase over the previous lines of credit, which were secured lines of credit.

LIQUIDITY AND CAPITAL RESOURCES

     STATEMENT OF CASH FLOWS. Cash and cash equivalents were $885,000 and $2,937,000 at December 31, 1999 and 1998, respectively. The Company generated $47,463,000 in cash flows from operating activities during the year ended December 31, 1999 compared to $40,345,000 for the same period of 1998. The Company used $72,724,000 in investing activities during the year ending December 31, 1999. In implementing its investment strategy, the Company used $41,900,000 (not including closing costs and certain capitalized expenses) to purchase office properties while receiving net cash proceeds from the sale of an office property and other non-core assets of $1,504,000. The Company also spent $18,266,000 to make capital improvements at its office properties and $13,194,000 related to the Memphis real estate redevelopment project. Cash dividends of $18,960,000 were paid to common stockholders ($1.90 per common share) and $5,797,000 were paid to preferred stockholders ($2.19 per preferred share), 315,012 shares of common stock were repurchased for a total of $8,946,000 and principal payments of $9,141,000 were made on mortgage notes payable during the year ending December 31, 1999.

     LIQUIDITY. The Company plans to continue pursuing the purchase of investments that meet the Company's investment criteria in accordance with the strategies outlined under "Item 1. Business" and intends to use bank lines of credit, proceeds from the sale of non-core assets and office properties held for sale, and cash balances to fund those acquisitions. At December 31, 1999, the Company had $86,640,000 outstanding under two bank lines of credit.

     The Company is exposed to interest rate changes primarily as a result of its lines of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows at fixed rates but also has a three-year $150 million unsecured revolving credit facility with a consortium of 13 banks with Chase Bank of Texas, National Association serving as the lead agent (the "$150 million line") and a three-year $10 million unsecured line of credit with AmSouth Bank (the "$10 million line"). The interest rates on the lines of credit are equal to the 30 day LIBOR rate plus 112.5 to 137.5 basis points, depending upon overall Company leverage. The interest rate on the $10 million line and the $150 million line was 7.854% and 7.439%, respectively, at December 31, 1999.

     The $10 million line is unsecured and is expected to fund the daily cash requirements of the Company's treasury management system. This line of credit matures September 30, 2001 and has an interest rate equal to the 30 day LIBOR rate plus 112.5 to 137.5 basis points depending on overall Company leverage, with the current rate set at LIBOR plus 137.5 basis points. The Company paid a facility fee of 40 basis points ($40,000) upon closing of the loan and pays an annual administration fee of $3,000. The Company also pays fees on the unused portion of the line based upon overall Company leverage, with the current rate set at 25 basis points.

     The $150 million line is also unsecured and is expected to fund acquisitions of additional investments. This line of credit matures October 7, 2001 and has an interest rate equal to the LIBOR rate plus 112.5 to 137.5 basis points depending upon overall Company leverage, with the current rate set at LIBOR plus 137.5 basis points. The Company paid a facility fee of $150,000 and originating fees of $432,500 (28.8 basis points) upon closing of the loan and pays an annual administration fee of $37,500. The Company also pays unused fees on the unused portion of the line based upon overall Company leverage, with the current rate set at 25 basis points.

     At December 31, 1999, the Company had $214,736,000 of non-recourse fixed rate mortgage notes payable with an average interest rate of 7.4% secured by office properties and $86,640,000 drawn under bank lines of credit. Based on the Company's total market capitalization of approximately $654,991,000 at December 31, 1999 (using the December 31, 1999 closing price of $28.8125 per share), the Company's debt represented approximately 46% of its total market capitalization. The Company plans to maintain a ratio of debt to total market capitalization from 25% to 45% although such ratio may from time to time temporarily exceed 45%, especially when the Company has incurred significant amounts of short-term debt in connection with acquisitions. In addition, volatility in the price of the Company's common stock, which is out of the control of the Company, may result in a debt to market capitalization exceeding 45% from time to time. In addition to the debt to total market capitalization ratio, the Company also monitors interest and fixed charge coverage ratios. Interest coverage ratios are computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization. The interest coverage ratio for the years ending December 31, 1999 and 1998 was 3.23 and 3.48 times, respectively. Fixed charge coverage ratios are computed by comparing the cash interest accrued, principal payments paid on mortgage loans and preferred dividends paid to earnings before interest, taxes, depreciation and amortization. The fixed charge coverage ratio for the years ending December 31, 1999 and 1998 was 1.83 and 2.17 times, respectively.

     The table below presents the principal payments due and weighted average interest rates for the fixed rate debt.

                                                               AVERAGE
                                                            INTEREST RATE   FIXED RATE DEBT
                                                            -------------   ---------------
                                                                            (IN THOUSANDS)
2000......................................................      7.40%          $ 10,179
2001......................................................      7.40%            10,961
2002......................................................      7.40%            11,803
2003......................................................      7.39%            14,374
2004......................................................      7.39%            13,619
Thereafter................................................      7.58%           153,800
                                                                               --------
Total.....................................................                     $214,736
                                                                               ========
Fair value at 12/31/99....................................                     $208,410
                                                                               ========

     The Company presently has plans to make capital improvements at its office properties in 2000 of approximately $18,011,000. These expenses include tenant improvements, capitalized acquisition costs and capitalized building improvements. Approximately $4,327,000 of these improvements relate to upgrades on properties acquired in recent years that were anticipated at the time of purchase. All such improvements are expected to be financed by cash flow from the properties and advances on bank lines of credit.

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

     FUNDS FROM OPERATIONS. Management believes that funds from operations ("FFO") is an appropriate measure of performance for equity REITs. Funds from operations is defined by the National Association of Real Estate Investment Trusts (NAREIT) as net income or loss, excluding gains or losses from debt restructuring and sales of properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In March 1995, NAREIT issued a clarification of the definition of FFO. The clarification provides that amortization of deferred financing costs and depreciation of non-real estate assets are not to be added back to net income to arrive at FFO. In addition, effective January 1, 2000, NAREIT has clarified that FFO should include both recurring and non-recurring operating results except those defined as extraordinary items under generally accepted accounting principles and gains or losses from sales of depreciable operating property. The Company's calculation of FFO is consistent with NAREIT's recent clarification and restatement will not be necessary. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not an indication of cash available to fund cash needs. Funds from operations should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

     The following table presents the Company's FFO for the years ended December 31, 1999 and 1998 (in thousands):

                                                                 YEAR ENDED
                                                                 DECEMBER 31
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
Net income..................................................  $26,327   $27,425
Adjustments to derive funds from operations:
  Depreciation and amortization.............................   17,413    13,256
  Equity in earnings........................................      (40)      (47)
  Distributions from unconsolidated subsidiaries............       23        24
  Preferred dividends.......................................   (5,797)   (3,913)
  Gain on real estate and other assets......................     (795)   (4,788)
  Amortization of discounts, deferred gains and other.......      (50)       (6)
                                                              -------   -------
Funds from operations.......................................  $37,081   $31,951
                                                              =======   =======

     NAREIT has recommended supplemental disclosure concerning certain capital expenditures, leasing costs and straight-line rents as shown below (in thousands):

                                                                YEAR ENDED
                                                                DECEMBER 31
                                                              ---------------
                                                               1999     1998
                                                              ------   ------
Straight-line rents.........................................  $1,343   $  763
Amortization of restricted stock grants.....................     434       --
Building improvements.......................................   3,340    1,697
Tenant improvements:
  New leases................................................   2,470    1,023
  Lease renewals............................................   2,217    1,598
Leasing commissions:
  New leases................................................     883      513
  Lease renewals............................................   1,348    1,104
Leasing commissions amortized...............................     932      663
Upgrades on acquisitions anticipated at the date of
  purchase..................................................   8,008    6,748

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

IMPACT OF YEAR 2000

     In August 1998, the Company adopted a comprehensive uniform plan to address the issue of Year 2000 Compliance. The Year 2000 issue was the result of computer programs and embedded chips using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems may have been unable to interpret dates beyond the year 1999, which could have caused a system failure or other computer errors, leading to disruptions in operations.

     The Company's plan addressed problems that might arise in information technology systems, building systems that rely upon the date sensitive microprocessors, and third party tenants, manufacturers, vendors and suppliers. The plan was a multi-phase process where the systems were inventoried, identified and tested for Year 2000 compliance. Testing included, but was not limited to, central accounting and operating systems, building systems, and tenant and vendor compliance. Any systems found not to be Year 2000 compliant were upgraded as necessary. Contingency plans were prepared in the event of Year 2000 failures associated with any Company systems.

     The Company's plan was completed on schedule in the fourth quarter of 1999. The cost of the Year 2000 compliance effort was not material to the Company's financial position. Approximately $474,000 was incurred to modify, upgrade and/or replace non-compliant systems. Of the total amount incurred, approximately $442,000 would have been expended irrespective of the Year 2000 issue.

     We experienced no system failures or computer errors associated with Year 2000 compliance. We have concluded the Year 2000 Plan and anticipate no further Year 2000 compliance issues or expenditures.

FORWARD-LOOKING STATEMENTS

     In addition to historical information, certain sections of this Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities

Exchange Act of 1934, such as those that are not in the present or past tense, that discuss the Company's beliefs, expectations or intentions or those pertaining to the Company's capital resources, profitability and portfolio performance and estimates of market rental rates. Forward-looking statements involve numerous risks and uncertainties. The following factors, among others discussed herein and in the Company's filings under the Securities Exchange Act of 1934, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: defaults or non-renewal of leases, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. The success of the Company also depends upon the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed elsewhere in this Form 10-K and in the Company's filings under the Securities Exchange Act of 1934. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as the date hereof. The Company assumes no obligation to update forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See information appearing under the caption "Liquidity" appearing in Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Report of Independent Auditors..............................    23
Consolidated Balance Sheets -- as of December 31, 1999 and
  1998......................................................    24
Consolidated Statements of Income -- for the years ended
  December 31, 1999, 1998 and 1997..........................    25
Consolidated Statements of Stockholders' Equity -- for the
  years ended December 31, 1999, 1998 and 1997..............    26
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................    27
Notes to Consolidated Financial Statements..................    28
Schedule III -- Real Estate and Accumulated Depreciation....    39
Note to Schedule III -- Real Estate and Accumulated
  Depreciation..............................................    42

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Parkway Properties, Inc.

     We have audited the accompanying consolidated balance sheets of Parkway Properties, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audit also included the financial statement schedule listed in the index under Item
14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Parkway Properties, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

                                                  /s/ ERNST & YOUNG LLP
                                            ------------------------------------
                                                     Ernst & Young LLP

Jackson, Mississippi
February 4, 2000

                            PARKWAY PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                              DECEMBER 31   DECEMBER 31
                                                                 1999          1998
                                                              -----------   -----------
ASSETS
Real estate related investments:
  Office buildings..........................................   $628,552      $589,271
  Office buildings held for sale............................     19,621            --
  Office redevelopment......................................     18,511         5,317
  Accumulated depreciation..................................    (41,319)      (26,344)
                                                               --------      --------
                                                                625,365       568,244
  Land held for sale........................................      4,283         4,599
  Mortgage loans............................................        890           895
  Real estate partnership...................................        361           345
                                                               --------      --------
                                                                630,899       574,083
Interest, rents receivable and other assets.................     17,585        15,232
Cash and cash equivalents...................................        885         2,937
                                                               --------      --------
                                                               $649,369      $592,252
                                                               ========      ========
LIABILITIES
Notes payable to banks......................................   $ 86,640      $ 40,896
Mortgage notes payable without recourse.....................    214,736       201,841
Accounts payable and other liabilities......................     26,929        21,564
                                                               --------      --------
                                                                328,305       264,301
                                                               --------      --------
STOCKHOLDERS' EQUITY
8.75% Series A Preferred stock, $.001 par value, 2,750,000
  shares authorized and 2,650,000 shares issued and
  outstanding in 1999 and 1998..............................     66,250        66,250
Common stock, $.001 par value, 67,250,000 shares authorized,
  9,972,318 and 10,109,891 shares issued and outstanding in
  1999 and 1998, respectively...............................         10            10
Additional paid-in capital..................................    220,526       223,834
Unearned compensation.......................................     (4,923)           --
Retained earnings...........................................     39,201        37,857
                                                               --------      --------
                                                                321,064       327,951
                                                               --------      --------
                                                               $649,369      $592,252
                                                               ========      ========

                See notes to consolidated financial statements.

                            PARKWAY PROPERTIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
REVENUES
Income from office properties...............................  $113,161   $ 95,438   $ 45,799
Income from other real estate properties....................        --         --        722
Interest on mortgage loans..................................        92        120         63
Management company income...................................       772        464        539
Interest on investments.....................................        56        162        373
Dividend income.............................................        85         73        388
Deferred gains and other income.............................       154        226        203
                                                              --------   --------   --------
                                                               114,320     96,483     48,087
                                                              --------   --------   --------
EXPENSES
Office properties:
  Operating expense.........................................    47,458     40,844     19,697
  Interest expense:
     Contractual............................................    15,182     11,512      5,486
     Amortization of loan costs.............................       164        148         95
  Depreciation and amortization.............................    17,413     13,256      6,033
  Minority interest.........................................        --         --         59
Other real estate properties:
  Operating expense.........................................       112        153        462
Interest expense on bank notes:
  Contractual...............................................     3,583      3,390        810
  Amortization of loan costs................................       521        959        187
Management company expenses.................................       503        374        362
General and administrative..................................     3,850      3,209      3,312
                                                              --------   --------   --------
                                                                88,786     73,845     36,503
                                                              --------   --------   --------
INCOME BEFORE GAINS AND MINORITY INTEREST...................    25,534     22,638     11,584
GAIN ON SALES AND MINORITY INTEREST
Gain on real estate held for sale and other assets..........       795      4,788      2,907
Minority interest-unit holders..............................        (2)        (1)        --
                                                              --------   --------   --------
NET INCOME..................................................    26,327     27,425     14,491
Dividends on preferred stock................................     5,797      3,913         --
                                                              --------   --------   --------
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS.................  $ 20,530   $ 23,512   $ 14,491
                                                              ========   ========   ========
NET INCOME PER COMMON SHARE:
  Basic.....................................................  $   2.04   $   2.24   $   2.05
                                                              ========   ========   ========
  Diluted...................................................  $   2.01   $   2.21   $   2.01
                                                              ========   ========   ========
DIVIDENDS PER COMMON SHARE:
  Basic.....................................................  $   1.90   $   1.60   $   2.05
                                                              ========   ========   ========
  Diluted...................................................  $   1.90   $   1.60   $   2.01
                                                              ========   ========   ========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic.....................................................    10,083     10,490      7,078
                                                              ========   ========   ========
  Diluted...................................................    10,197     10,621      7,214
                                                              ========   ========   ========

                See notes to consolidated financial statements.

                            PARKWAY PROPERTIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
8.75% SERIES A PREFERRED STOCK, $.001 PAR VALUE
  Balance at beginning of year..............................  $ 66,250   $     --   $     --
  Shares issued.............................................        --     66,250         --
                                                              --------   --------   --------
  Balance at end of year....................................    66,250     66,250         --
                                                              --------   --------   --------
COMMON STOCK, $.001 PAR VALUE
  Balance at beginning of year..............................        10         10          4
  Shares issued -- stock offerings..........................        --          1          5
  Purchase of Company stock.................................        --         (1)        --
  Stock options exercised...................................        --         --          1
                                                              --------   --------   --------
  Balance at end of year....................................        10         10         10
                                                              --------   --------   --------
ADDITIONAL PAID-IN CAPITAL
  Balance at beginning of year..............................   223,834    213,461     52,356
  Stock options exercised...................................       209        470        394
  Shares issued -- stock offerings..........................        --     38,559    160,656
  Shares issued in lieu of cash director's fees.............        72         65         55
  Shares issued -- IRS Plan.................................     5,357         --         --
  Purchase of Company stock.................................    (8,946)   (28,721)        --
                                                              --------   --------   --------
  Balance at end of year....................................   220,526    223,834    213,461
                                                              --------   --------   --------
UNEARNED COMPENSATION
  Balance at beginning of year..............................        --         --         --
  Restricted shares issued..................................    (5,357)        --         --
  Amortization of unearned compensation.....................       434         --         --
                                                              --------   --------   --------
  Balance at end of year....................................    (4,923)        --         --
                                                              --------   --------   --------
RETAINED EARNINGS
  Balance at beginning of year..............................    37,857     31,270     25,548
  Net income................................................    26,327     27,425     14,491
  Preferred stock dividends declared........................    (5,797)    (3,913)        --
  Common stock dividends declared...........................   (19,186)   (16,925)    (8,769)
                                                              --------   --------   --------
  Balance at end of year....................................    39,201     37,857     31,270
                                                              --------   --------   --------
          TOTAL STOCKHOLDERS' EQUITY........................  $321,064   $327,951   $244,741
                                                              ========   ========   ========

                See notes to consolidated financial statements.

                            PARKWAY PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31
                                                             --------------------------------
                                                               1999       1998        1997
                                                             --------   ---------   ---------
OPERATING ACTIVITIES
Net income.................................................  $ 26,327   $  27,425   $  14,491
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization............................    17,413      13,256       6,033
  Amortization of unearned compensation....................       434          --          --
  Gain on real estate held for sale and mortgage loans.....      (795)     (4,788)     (2,907)
  Equity in earnings and other.............................       (66)        (29)         (5)
  Changes in operating assets and liabilities:
     Increase in receivables...............................    (1,028)     (2,008)     (5,017)
     Increase in accounts payable and accrued expenses.....     5,178       6,489       4,959
                                                             --------   ---------   ---------
CASH PROVIDED BY OPERATING ACTIVITIES......................    47,463      40,345      17,554
                                                             --------   ---------   ---------
INVESTING ACTIVITIES
Payments received on mortgage loans........................         5         395         230
Purchase of real estate related investments................   (42,773)   (264,934)   (213,863)
Proceeds from sale of real estate held for sale and other
  assets...................................................     1,504      56,845       9,330
Real estate development....................................   (13,194)         --          --
Improvements to real estate related investments............   (18,266)    (12,683)     (6,630)
                                                             --------   ---------   ---------
CASH USED IN INVESTING ACTIVITIES..........................   (72,724)   (220,377)   (210,933)
                                                             --------   ---------   ---------
FINANCING ACTIVITIES
Principal payments on mortgage notes payable...............    (9,141)     (6,341)     (2,475)
Proceeds from long-term financing..........................    20,100      97,000      30,000
Proceeds from bank borrowings..............................    45,744     226,913     149,773
Principal payments on bank borrowings......................        --    (192,490)   (143,300)
Stock options exercised....................................       209         470         395
Dividends paid on common stock.............................   (18,960)    (16,925)     (8,769)
Dividends paid on preferred stock..........................    (5,797)     (2,705)         --
Proceeds from sale of stock................................        --     104,810     160,661
Purchase of Company stock..................................    (8,946)    (28,722)         --
                                                             --------   ---------   ---------
CASH PROVIDED BY FINANCING ACTIVITIES......................    23,209     182,010     186,285
                                                             --------   ---------   ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........    (2,052)      1,978      (7,094)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.............     2,937         959       8,053
                                                             --------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR...................  $    885   $   2,937   $     959
                                                             ========   =========   =========

                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

  BUSINESS

     The Company's operations are exclusively in the real estate industry, principally the operation, management, and ownership of office buildings.

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

     Management continually evaluates the Company's office buildings and the markets where the properties are located to ensure that these buildings continue to meet their investment criteria. During 1998, management implemented a self management strategy for the Company's office buildings which requires the Company to have minimum square footage in an area in order for the strategy to be cost effective. If the office properties no longer meet management's investment criteria or the management of the building is not cost effective, management may consider a sale of the office property. If such a sale becomes probable, the office property is classified as available for sale.

     Management fee income and leasing and brokerage commissions are recorded in income as earned. Such fees on Company-owned properties are eliminated in consolidation.

     Non-core assets (see Note C) are carried at the lower of cost or fair value minus estimated costs to sell. Operating real estate held for investment is stated at the lower of cost or net realizable value.

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

  AMORTIZATION

     Debt origination costs are deferred and amortized using the straight-line method over the term of the loan. Leasing costs are deferred and amortized using the straight-line method over the term of the respective lease.

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

     The Company also accounts for restricted stock in accordance with APB No. 25 and accordingly, compensation expense is recognized over the expected vesting period.

  INCOME TAXES

     Income taxes have been provided using the liability method with SFAS No. 109, "Accounting for Income Taxes". Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating loss and tax credit carryforwards.

  NET INCOME PER COMMON SHARE

     Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. In arriving at income available to common stockholders, preferred stock dividends are deducted. Diluted EPS reflects the potential dilution that could occur if dilutive operating partnership units, dilutive employee stock options and warrants were exercised or converted into common stock that then shared in the earnings of Parkway.

     The computation of diluted earnings per share is as follows:

                                                            YEAR ENDED DECEMBER 31
                                                          ---------------------------
                                                           1999      1998      1997
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Numerator:
  Basic and diluted net income available to common
     stockholders.......................................  $20,530   $23,512   $14,491
                                                          =======   =======   =======
Denominator:
  Basic weighted average shares.........................   10,083    10,490     7,078
  Effect of employee stock options and warrants.........      114       131       136
                                                          -------   -------   -------
  Diluted weighted average shares.......................   10,197    10,621     7,214
                                                          =======   =======   =======
Diluted earnings per share..............................  $  2.01   $  2.21   $  2.01
                                                          =======   =======   =======

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FASB No. 133"). FASB No. 133 is effective January 1, 2001. FASB No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has no derivative or hedging instruments outstanding as of December 31, 1999; therefore, management does not anticipate that the adoption of FASB No. 133 will have a significant effect on the Company's results of consolidated operations or its financial position.

NOTE B -- INVESTMENT IN OFFICE PROPERTIES

     At December 31, 1999, Parkway owned or had a direct interest in 51 office properties located in 11 states with an aggregate of 7,360,000 square feet of leasable space. During the year ended December 31, 1999, the Company purchased two office properties as follows:

                    MARKET LOCATION                           COST
                    ---------------                      --------------
                                                         (IN THOUSANDS)
Richmond, VA...........................................     $ 3,900
Columbia, SC...........................................      38,000
                                                            -------
Total..................................................     $41,900
                                                            =======

     The Company assumed a $1,936,000 first mortgage note payable with a 7.625% interest rate on the Richmond, Virginia property in connection with this purchase.

     The unaudited pro forma effect on the Company's consolidated results of operations of the 1999 and 1998 purchases as if the purchases had occurred on January 1, 1998 and 1997, respectively is as follows (in thousands):

                                                                 YEAR ENDED
                                                                DECEMBER 31
                                                              ----------------
                                                               1999     1998
                                                              ------   -------
Revenues....................................................  $3,627   $17,318
Net income..................................................  $1,819   $ 9,083
Basic earnings per share....................................  $  .18   $   .87
Diluted earnings per share..................................  $  .18   $   .86

     Pro-forma results do not purport to be indicative of actual results had the purchases been made at January 1, 1998 and 1997 or the results that may occur in the future.

     In addition to the 51 properties owned directly, the Company also owns a 50% interest in one office property in New Orleans, Louisiana through an investment in a real estate partnership. The building has 32,325 net rentable square feet and 100% of the building is leased and occupied by the other 50% partner, an unrelated party. The carrying amount of the partnership interest at December 31, 1999 and 1998 was $361,000 and $345,000, respectively.

     The following is a schedule by year of future approximate minimum rental receipts under noncancelable leases for office buildings owned as of December 31, 1999 (in thousands):

2000.....................................................   $104,831
2001.....................................................     96,731
2002.....................................................     88,826
2003.....................................................     60,655
2004.....................................................     42,099
Subsequently.............................................     51,668
                                                            --------
                                                            $444,810
                                                            ========

NOTE C -- NON-CORE ASSETS

     At December 31, 1999, Parkway's investment in non-core assets consisted of the following (in thousands):

SIZE                                                         LOCATION        BOOK VALUE
----                                                         --------        ----------
12 acres..............................................  New Orleans, LA        $2,012
17 acres..............................................  Charlotte, NC           1,721
 3 acres..............................................  Ft. Lauderdale, FL        550
Mortgage Loans........................................  Texas                     890
                                                                               ------
                                                                               $5,173
                                                                               ======

     There were three mortgage loans outstanding at December 31, 1999 secured by land, residential real estate and a retail center.

NOTE D -- NOTES PAYABLE

  NOTES PAYABLE TO BANKS

     At December 31, 1999, the Company had $86,640,000 outstanding under two bank lines of credit. The lines of credit include a $10,000,000 line of credit with AmSouth Bank (the "$10 million line"), and a $150,000,000 line of credit with a consortium of 13 banks with Chase Bank of Texas, National Association serving as the lead agent (the "$150 million line").

     The $10 million line is unsecured and is expected to fund the daily cash requirements of the Company's treasury management system. This line of credit matures September 30, 2001 and has an interest rate equal to the 30 day LIBOR rate plus 112.5 to 137.5 basis points, depending upon overall Company leverage. The interest rate on the note was 7.854% at December 31, 1999. The Company paid a facility fee of 40 basis points ($40,000) upon closing of the loan and pays an annual administration fee of $3,000. The Company also pays fees on the unused portion of the line based upon overall Company leverage, with the current rate set at 25 basis points.

     The $150 million line is also unsecured and is expected to fund acquisitions of additional investments meeting the Company's investment criteria. This line of credit matures October 7, 2001 and has an interest rate equal to the LIBOR rate plus 112.5 to 137.5 basis points, depending upon overall Company leverage. The interest rate on the note was 7.439% at December 31, 1999. The Company paid a facility fee of $150,000 and origination fees of $432,500 (28.8 basis points) upon closing of the loan and pays an annual administration fee of $37,500. The Company also pays fees on the unused portion of the line based upon overall Company leverage, with the current rate set at 25 basis points.

  MORTGAGE NOTES PAYABLE WITHOUT RECOURSE

     A summary of fixed rate mortgage notes payable at December 31, 1999 and 1998 which are non-recourse to the Company, is as follows (in thousands):

                                                                                     NOTE BALANCE
                                                                      CARRYING    -------------------
                                                                       AMOUNT         DECEMBER 31
                                     INTEREST   MONTHLY   MATURITY       OF       -------------------
OFFICE BUILDING                        RATE     PAYMENT     DATE     COLLATERAL     1999       1998
---------------                      --------   -------   --------   ----------   --------   --------
Teachers Insurance and Annuity
  Association (13 properties)......   6.945%    $  869     07/08      $164,194    $ 91,243   $ 95,186
Morgan Keegan Tower................   7.620%       164     10/19        35,253      19,992         --
One Jackson Place..................   7.850%       152     11/10        18,208      16,525     17,032
BB&T Financial Center..............   7.300%       137     11/12        23,586      13,813     14,428
First Tennessee Plaza..............   7.170%       136     12/12        30,474      13,800     14,422
SkyTel Centre......................   7.750%       118     01/08        13,959       8,392      9,121
Raytheon...........................   8.125%        89     09/08        15,282       7,003      7,482
Lakewood II........................   8.080%        66     08/06        11,233       6,277      6,554
400 North Belt.....................   8.250%        65     08/11        10,423       5,825      6,117
Falls Pointe.......................   8.375%        63     01/12         8,812       5,715      5,981
SunCom Building....................   7.000%        59     06/11        13,474       5,508      5,816
Waterstone.........................   8.000%        54     07/11         8,039       4,836      5,082
One Park 10 Plaza..................   8.350%        46     08/11         6,931       4,060      4,262
IBM Building.......................   7.700%        45     03/11         6,807       4,041      4,261
Roswell North......................   8.375%        33     01/12         4,692       3,012      3,152
Woodbranch.........................   8.250%        32     08/11         4,356       2,804      2,945
Moorefield I.......................   7.625%        16     03/03         3,952       1,890         --
                                                ------                --------    --------   --------
                                                $2,144                $379,675    $214,736   $201,841
                                                ======                ========    ========   ========

     The aggregate annual maturities of notes payable at December 31, 1999 are as follows (in thousands):

2000.....................................................   $ 10,179
2001.....................................................     10,961
2002.....................................................     11,803
2003.....................................................     14,374
2004.....................................................     13,619
Subsequently.............................................    153,800
                                                            --------
                                                            $214,736
                                                            ========

     During 1999, the Company capitalized $661,000 of interest cost pertaining to the office redevelopment.

NOTE E -- INCOME TAXES

     The tax effects of significant items comprising the Company's net deferred tax asset are as follows (in thousands):

                                                                  DECEMBER 31
                                                          ---------------------------
                                                           1999      1998      1997
                                                          -------   -------   -------
Deferred tax asset (liability):
Differences in book and tax basis of assets.............  $(1,964)  $  (315)  $ 2,404
Operating loss carryforwards............................    3,099     3,183     3,435
Other...................................................      303       304        --
                                                          -------   -------   -------
                                                            1,438     3,172     5,839
Valuation allowance.....................................   (1,438)   (3,172)   (5,839)
                                                          -------   -------   -------
Net deferred tax asset..................................  $    --   $    --   $    --
                                                          =======   =======   =======

     The Company's income differs for income tax and financial reporting purposes principally because (1) the timing of the deduction for the provision for possible losses or writedowns, (2) real estate owned has a different basis for tax and financial reporting purposes, producing different gains upon disposition and different amounts of annual depreciation, and (3) mortgage loans have a different basis for tax and financial reporting purposes, producing different gains upon collection of these receivables.

     The net decrease in the total valuation allowance for the year ended December 31, 1999 was $1,734,000 from 1998 primarily from differences in book and tax basis of real estate. At December 31, 1999, 1998 and 1997, the net deferred tax asset was entirely offset by a valuation allowance because realization of the net deferred tax asset was not assured.

     The following is a reconciliation between the amount reported for income taxes and the amount computed using the statutory federal tax rate (in thousands):

                                                               YEAR ENDED DECEMBER 31
                                                              ------------------------
                                                               1999     1998     1997
                                                              ------   ------   ------
Taxes at statutory rate.....................................  $ 915    $ 915    $ 915
Operating loss carryforwards, as limited....................   (915)    (915)    (915)
Federal alternative minimum tax.............................     13       55       --
State income tax expense....................................     92        5       --
                                                              -----    -----    -----
Income tax expense..........................................  $ 105    $  60    $  --
                                                              =====    =====    =====

     At December 31, 1999, the Company had net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $14,608,000 which expire at various dates through 2018. These carryforwards are limited to a maximum of approximately $2,700,000 that can be used in any given year.

     The Company has qualified under Sections 856-860 of the Internal Revenue Code, as a Real Estate Investment Trust, ("REIT") effective January 1, 1997. In anticipation of converting to a REIT, the Company reincorporated in Maryland during 1996. If the Company distributes to its shareholders at least 95% of its REIT taxable income, it generally will not be subject to federal corporate income tax on that portion of its ordinary income or capital gain that is timely distributed to its shareholders. The Company will utilize the NOL carryforwards as a REIT to the extent that it has taxable income prior to the carryforward expiration dates, subject to the limitation as described above. The Company intends to continue to qualify as a REIT, although the Company will be subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at the prevailing corporate rates and would be ineligible to requalify as a REIT for four additional years.

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

NOTE F -- STOCK OPTION AND LONG-TERM COMPENSATION PLANS

     The Company has elected to follow APB No. 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation", requires the use of option valuation models that were not developed for use in valuing employee stock options.

     The 1994 Stock Option Plan, as amended provides Parkway common shares ("Shares") to employees or officers of the Company and its subsidiaries upon the exercise of options and upon incentive grants pursuant to the Stock Option Plan. On July 1 of each year, the number of Shares available for grant shall automatically increase by one percent (1%) of the Shares outstanding on such date, provided that the number of Shares available for grant shall never exceed 12.5% of the Shares outstanding. In addition to the 1% automatic increase in 1999, the Stockholders voted to make available for grant an additional 250,000 shares. In accordance with these provisions, the Shares available for grant increased 351,218 and 360,683 in 1999 and 1998, respectively. Under the 1991 Directors Stock Option Plan, as amended, options for up to 250,000 shares may be granted to non-employee directors. Both plans have ten-year terms.

     On June 3, 1999, the stockholders of the Company approved amendments to the Company's 1994 Stock Option and Long-Term Compensation Plan that authorized the Compensation Committee to issue restricted stock awards. The Compensation Committee authorized the issuance of 150,000 shares of restricted stock to officers of the Company effective June 3, 1999. The stock price on date of grant was $34. The vesting period for the stock is 10 years or 46 months if certain operating results are achieved by the Company. Effective September 14, 1999, the Compensation Committee approved the issuance of an additional 8,000 shares of restricted stock to newly-elected officers of the Company. The stock price on the date of the grant was $32.1875. The vesting period for the restricted stock is 9.5 years or 40 months if certain operating results are achieved by the Company. The Company recorded $5,357,000 as additional paid-in capital when the shares of the restricted stock were issued offset by unearned compensation of the same amount. The unearned compensation was deducted from stockholders' equity and is being amortized over the vesting period. Compensation expense of $434,000 was recognized in 1999.

     Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997: risk-free interest of 6.5%, 5.5%, and 6.0%, respectively; dividend yield of 6% in 1999 and 5% in 1998 and 1997; volatility factor of the expected market price of the Company's common stock of .256, .389, and .427, respectively; and a weighted-average expected life of the options of 3 years for the 1994 Stock Option Plan and 5 years for the 1991 Directors Stock Option Plan. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted average fair value of options granted during 1999, 1998 and 1997 was $4.92, $7.20 and $6.80, respectively.

     For purposes of pro forma disclosures, the estimated fair value of the options granted in 1999, 1998 and 1997 is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share information):

                                                            YEAR ENDED DECEMBER 31
                                                          ---------------------------
                                                           1999      1998      1997
                                                          -------   -------   -------
Pro forma net income available to common stockholders...  $19,831   $22,586   $14,152
Pro forma net income per common share:
  Basic.................................................  $  1.97   $  2.15   $  2.00
  Diluted...............................................  $  1.94   $  2.13   $  1.96

     A summary of the Company's stock option activity and related information is as follows:

                                                                                1991 DIRECTORS
                                                             1994 STOCK             STOCK
                                                            OPTION PLAN          OPTION PLAN
                                                         ------------------   ------------------
                                                                   WEIGHTED             WEIGHTED
                                                                   AVERAGE              AVERAGE
                                                         SHARES     PRICE     SHARES     PRICE
                                                         -------   --------   -------   --------
OUTSTANDING AT JANUARY 1, 1997.........................  175,438    $13.12     78,000    $ 8.92
  Granted..............................................   65,450     26.63     25,500     25.88
  Exercised............................................  (29,990)    10.69    (15,750)     9.42
  Forfeited............................................   (1,850)    22.22         --        --
                                                         -------    ------    -------    ------
OUTSTANDING AT DECEMBER 31, 1997.......................  209,048     17.62     87,750     13.76
  Granted..............................................  369,650     30.68     25,500     31.13
  Exercised............................................  (24,638)    11.49    (11,250)    17.42
  Forfeited............................................  (10,875)    29.39         --        --
                                                         -------    ------    -------    ------
OUTSTANDING AT DECEMBER 31, 1998.......................  543,185     26.55    102,000     17.70
  Granted..............................................   83,250     31.14     21,000     34.00
  Exercised............................................  (12,126)    19.71     (9,500)     9.71
  Forfeited............................................  (25,125)    30.55         --        --
                                                         -------    ------    -------    ------
OUTSTANDING AT DECEMBER 31, 1999.......................  589,184    $18.32    113,500    $21.38
                                                         =======    ======    =======    ======

     Following is a summary of the status of options outstanding at December 31, 1999:

                                                    OUTSTANDING OPTIONS             EXERCISABLE
                                              --------------------------------        OPTIONS
                                                         WEIGHTED-               ------------------
                                                          AVERAGE     WEIGHTED            WEIGHTED-
EXERCISE                                                 REMAINING    AVERAGE              AVERAGE
PRICE                                                   CONTRACTUAL   EXERCISE            EXERCISE
RANGE                                         NUMBER       LIFE        PRICE     NUMBER     PRICE
--------                                      -------   -----------   --------   ------   ---------
1994 STOCK OPTION PLAN
$ 9.19-$12.22...............................   50,861     4.7 years     $10.95    50,861    $10.95
$12.67-$15.75...............................   41,573     6.1 years     $14.13    41,573    $14.13
$21.00-$25.63...............................   19,125     6.5 years     $21.00    19,125    $21.00
$25.63-$32.81...............................  477,625     8.4 years     $30.28    59,975    $26.63
1991 DIRECTORS STOCK OPTION PLAN
$ 4.00......................................    7,500     1.7 years     $ 4.00     7,500    $ 4.00
$ 8.00-$10.17...............................   33,000     4.9 years     $ 9.17    33,000    $ 9.17
$16.00......................................    9,000     6.5 years     $16.00     9,000    $16.00
$25.88-$34.00...............................   64,000     8.4 years     $30.47    64,000    $30.47

NOTE G -- OTHER MATTERS

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

     The Company adopted a Dividend Reinvestment and Stock Purchase Plan ("DRIP") during 1999 and registered 1,000,000 shares of its common stock in connection therewith. The Company began accepting subscriptions under the plan in February 2000. Shareholders may purchase shares of the Company's common stock through the DRIP by reinvesting dividends or by making cash payments from $100 to $10,000 per month to the DRIP.

     On March 2, 1999, the Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock. As of December 31, 1999, 315,012 shares had been purchased at an average price of $28.40. An additional 97,810 shares have been purchased in 2000, through March 10, 2000, at an average price of $27.78. Since June 1998, the Company has purchased a total of 1,412,822 shares of its common stock, which represents approximately 12.8% of the common stock outstanding when the buyback program was initiated on June 30, 1998.

  SUPPLEMENTAL PROFIT AND LOSS INFORMATION

     Included in operating expenses are taxes, principally property taxes, of $10,557,000, $9,149,000 and $4,505,000 for the years ended December 31, 1999,
1998 and 1997, respectively.

  SUPPLEMENTAL CASH FLOW INFORMATION

                                                                YEAR ENDED DECEMBER 31
                                                              ---------------------------
                                                               1999      1998      1997
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
Assumption of mortgage notes payable in connection with
  purchase of properties....................................  $ 1,936   $ 5,962   $14,868
Loans to facilitate sales of real estate and real estate
  securities................................................       --       121       900
Interest paid...............................................   19,118    14,903     5,747
Income taxes paid...........................................      196        41        --

  LITIGATION

     The Company is not presently engaged in any litigation other than ordinary routine litigation incidental to its business. Management believes such litigation will not materially affect the financial position, operations or liquidity of the Company.

  ACCOUNTS PAYABLE AND OTHER LIABILITIES

                                                                 DECEMBER 31
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
                                                               (IN THOUSANDS)
Office Property Payables:
  Accrued expenses and accounts payable.....................  $ 4,840   $ 4,287
  Accrued property taxes....................................    6,927     5,297
  Security deposits.........................................    2,652     2,621
Corporate payables..........................................    8,188     5,292
Dividends payable...........................................    1,213     1,213
Deferred gains..............................................    1,084     1,122
Accrued payroll.............................................      915       737
Interest payable............................................      651       342
Other payables..............................................      459       653
                                                              -------   -------
                                                              $26,929   $21,564
                                                              =======   =======

  INTEREST, RENTS RECEIVABLE AND OTHER ASSETS

                                                                 DECEMBER 31
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
                                                               (IN THOUSANDS)
Accounts receivable.........................................  $ 3,199   $ 3,426
Straight line rent receivable...............................    2,678     1,334
Unamortized lease costs.....................................    4,367     3,066
Unamortized loan costs......................................    2,120     2,248
Escrow and other deposits...................................    3,419     3,918
Prepaid items...............................................      945       493
Other assets................................................      857       747
                                                              -------   -------
                                                              $17,585   $15,232
                                                              =======   =======

NOTE H -- FAIR VALUES OF FINANCIAL INSTRUMENTS

  CASH AND CASH EQUIVALENTS

     The carrying amounts for cash and cash equivalents approximated fair value at December 31, 1999 and 1998.

  MORTGAGE LOANS

     The fair values for mortgage loans receivable are estimated based on net realizable value and discounted cash flow analysis, using interest rates currently being offered on loans with similar terms to borrowers of similar credit quality. The aggregate fair value of the mortgage loans receivable at December 31, 1999 approximated its carrying amount of $890,000.

     The fair value of the mortgage notes payable without recourse are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The aggregate fair value of the mortgage notes payable without recourse at December 31, 1999 was $208,410,000 as compared to its carrying amount of $214,736,000 The aggregate fair value of the mortgage notes payable without recourse at December 31, 1998 was $207,151,000 as compared to its carrying amount of $201,841,000.

NOTE I -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

     Summarized quarterly financial data for the years ended December 31, 1999 and 1998 are as follows (in thousands, except per share data):

                                                                       1999
                                                     -----------------------------------------
                                                      FIRST      SECOND     THIRD      FOURTH
                                                     --------   --------   --------   --------
Revenues (other than gains)........................  $ 27,169   $ 27,644   $ 29,909   $ 29,598
Expenses...........................................   (20,898)   (20,931)   (23,878)   (23,079)
Gain on real estate and other assets...............        86         --         --        709
Minority interest -- unit holders..................        (1)        --         (1)        --
                                                     --------   --------   --------   --------
Net income.........................................     6,356      6,713      6,030      7,228
Dividends on preferred stock.......................     1,449      1,449      1,450      1,449
                                                     --------   --------   --------   --------
Net income available to common stockholders........  $  4,907   $  5,264   $  4,580   $  5,779
                                                     ========   ========   ========   ========
Basic per common share data:
  Net income.......................................  $    .49   $    .52   $    .45   $    .57
  Weighted average shares outstanding..............    10,103     10,030     10,124     10,077
Diluted per common share data:
  Net income.......................................  $    .48   $    .52   $    .45   $    .57
  Weighted average shares outstanding..............    10,210     10,148     10,263     10,183
Dividends paid on common stock.....................  $    .45   $    .45   $    .50   $    .50

                                                                       1998
                                                     -----------------------------------------
                                                      FIRST      SECOND     THIRD      FOURTH
                                                     --------   --------   --------   --------
Revenues (other than gains)........................  $ 19,914   $ 25,196   $ 25,182   $ 26,191
Expenses...........................................   (15,296)   (19,063)   (19,851)   (19,635)
Gain (loss) on real estate and other assets........       952        387      3,547        (98)
Minority interest -- unit holders..................        --         --         (1)        --
                                                     --------   --------   --------   --------
Net income.........................................     5,570      6,520      8,877      6,458
Dividends on preferred stock.......................        --      1,014      1,450      1,449
                                                     --------   --------   --------   --------
Net income available to common stockholders........  $  5,570   $  5,506   $  7,427   $  5,009
                                                     ========   ========   ========   ========
Basic per common share data:
  Net income.......................................  $   0.55   $   0.50   $   0.70   $   0.50
  Weighted average shares outstanding..............    10,156     11,086     10,611     10,107
Diluted per common share data:
  Net income.......................................  $   0.54   $   0.49   $   0.69   $   0.49
  Weighted average shares outstanding..............    10,301     11,221     10,734     10,222
Dividends paid on common stock.....................  $   0.35   $   0.35   $   0.45   $   0.45

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                              INITIAL COST TO THE
                                                                                    COMPANY
                                                                             ----------------------   SUBSEQUENT
                                                                                       BUILDING AND   CAPITALIZED
DESCRIPTION                                                   ENCUMBRANCES    LAND     IMPROVEMENTS      COSTS
-----------                                                   ------------   -------   ------------   -----------
Real Estate Properties:
Office Buildings:
  One Jackson Place -- MS...................................    $ 16,525     $ 1,799     $ 19,730       $ 5,048
  SkyTel Centre -- MS.......................................       8,392       1,360       13,067         1,090
  IBM Building -- MS........................................       4,041       1,169        5,337         1,104
  River Oaks Place -- MS....................................          --         277        4,143           700
  SunCom Building -- MS.....................................       5,508         915       10,830         2,341
  Waterstone -- GA..........................................       4,836         859        7,207           892
  Falls Pointe -- GA........................................       5,715       1,431        7,659           447
  Roswell North -- GA.......................................       3,012         594        4,072           451
  Meridian -- GA............................................          --         994        9,547           267
  Lakewood II -- GA.........................................       6,277         617       10,923           401
  Hightower -- GA...........................................          --         530        6,201         1,052
  Pavilion Center -- GA.....................................          --         510        4,005           278
  One Park Ten -- TX........................................       4,060         606        6,149         1,028
  400 Northbelt -- TX.......................................       5,825         419        9,655         1,552
  Woodbranch -- TX..........................................       2,804         303        3,805           690
  Tensor -- TX..............................................          --         273        2,567           657
  Ashford II -- TX..........................................          --         163        2,069           449
  Sugar Grove -- TX.........................................          --         364        7,385         1,485
  Raytheon -- TX............................................       7,003         856       15,175            42
  Schlumberger -- TX........................................          --       1,128       11,102            94
  One Commerce Green -- TX..................................          --         489       37,103           731
  Comerica Bank Building -- TX..............................          --       1,921       21,222           389
  BB&T -- NC................................................      13,813       1,018       23,539         1,000
  Charlotte Park -- NC......................................          --       1,400       12,911         1,157
  Bank of America Tower -- SC...............................          --         316       20,350         1,252
  Healthsource -- SC........................................          --         555        5,176            54
  Atrium at Stoneridge -- SC................................          --         572        7,775           552
  Capitol Center -- SC......................................          --         973       37,232           120
  Forum II & III -- TN......................................          --       2,634       13,886           498
  First Tennessee Plaza -- TN...............................      13,800         457       29,499         2,397
  Morgan Keegan Tower -- TN.................................      19,992          --       36,549           823
  Cedar Ridge -- TN.........................................          --         741        8,631           512
  Falls Building -- TN......................................          --          --        7,628           321
  Vestavia -- AL............................................          --         729        3,956           721
  First Little Rock -- AR...................................          --         965        9,307           428
  Greenbrier Tower I -- VA..................................          --         584        7,503           531
  Greenbrier Tower II -- VA.................................          --         573        7,354           391
  Lynnwood Plaza -- VA......................................          --         985        8,306           286
  Town Point Center -- VA...................................          --          --       10,756           460
  Glen Forest -- VA.........................................          --         537        8,503            75
  Moorefield II -- VA.......................................          --         469        4,752            84
  Moorefield III -- VA......................................          --         490        5,135           149
  Westvaco -- VA............................................          --       1,265       11,826           720
  Winchester -- VA..........................................          --         956       10,852           299
  Moorefield I -- VA........................................       1,890         260        3,698            87
  Corporate Square West -- IN...............................          --         741        1,727           601
  Hillsboro I-IV -- FL......................................          --       1,129        7,734           502
  Hillsboro V -- FL.........................................          --       1,325       12,249           493
  Southtrust Bank Building -- FL............................          --         785       18,588           440
  Teachers Insurance and Annuity Association (13
    properties)(4)..........................................      91,243          --           --            --
                                                                --------     -------     --------       -------
                                                                 214,736      38,036      554,375        36,141
                                                                --------     -------     --------       -------
Office Buildings Held for Sale:
  Cherokee -- VA............................................          --         158        3,366           260
  Courthouse -- VA..........................................          --         554        7,058           474
  Loudoun Plaza -- VA.......................................          --         420        8,624            59
                                                                --------     -------     --------       -------
                                                                      --       1,132       19,048           793
                                                                --------     -------     --------       -------
Office Redevelopment:
  Moore Building -- TN......................................          --          --       15,408            --
  Moore Garage -- TN........................................          --          --        3,103            --
                                                                --------     -------     --------       -------
                                                                      --          --       18,511            --
                                                                --------     -------     --------       -------
Total Real Estate Owned.....................................    $214,736     $39,168     $591,934       $36,934
                                                                ========     =======     ========       =======

                               DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                    GROSS AMOUNT AT WHICH
                                                                 CARRIED AT CLOSE OF PERIOD
                                       -------------------------------------------------------------------------------
                                                                                  NET BOOK
                                                 BLDG. &               ACCUM.     VALUE OF      YEAR         YEAR
DESCRIPTION                             LAND      IMPRV.    TOTAL(1)    DEPR.    REAL ESTATE   ACQUIR.    CONSTRUCTED
-----------                            -------   --------   --------   -------   -----------   -------   -------------
Real Estate Properties:
Office Buildings:
  One Jackson Place -- MS............  $ 1,799   $ 24,778   $26,577    $ 8,370    $ 18,207      1986              1986
  SkyTel Centre -- MS................    1,360     14,157    15,517      1,558      13,959      1995           (2)1987
  IBM Building -- MS.................    1,169      6,441     7,610        803       6,807      1995              1986
  River Oaks Place -- MS.............      277      4,843     5,120        254       4,866      1998              1981
  SunCom Building -- MS..............      915     13,171    14,086        611      13,475      1998              1983
  Waterstone -- GA...................      859      8,099     8,958        918       8,040      1995              1987
  Falls Pointe -- GA.................    1,431      8,106     9,537        724       8,813      1996              1990
  Roswell North -- GA................      594      4,523     5,117        425       4,692      1996              1986
  Meridian -- GA.....................      994      9,814    10,808        681      10,127      1997              1985
  Lakewood II -- GA..................      617     11,324    11,941        708      11,233      1997              1986
  Hightower -- GA....................      530      7,253     7,783        428       7,355      1997              1983
  Pavilion Center -- GA..............      510      4,283     4,793        182       4,611      1998              1984
  One Park Ten -- TX.................      606      7,177     7,783        852       6,931      1996              1982
  400 Northbelt -- TX................      419     11,207    11,626      1,202      10,424      1996              1982
  Woodbranch -- TX...................      303      4,495     4,798        442       4,356      1996              1982
  Tensor -- TX.......................      273      3,224     3,497        248       3,249      1996              1983
  Ashford II -- TX...................      163      2,518     2,681        184       2,497      1997              1979
  Sugar Grove -- TX..................      364      8,870     9,234        659       8,575      1997              1982
  Raytheon -- TX.....................      856     15,217    16,073        791      15,282      1997              1983
  Schlumberger -- TX.................    1,128     11,196    12,324        532      11,792      1998              1983
  One Commerce Green -- TX...........      489     37,834    38,323      1,751      36,572      1998              1983
  Comerica Bank Bldg. -- TX..........    1,921     21,611    23,532      1,006      22,526      1998              1983
  BB&T -- NC.........................    1,018     24,539    25,557      1,970      23,587      1996              1988
  Charlotte Park -- NC...............    1,400     14,068    15,468        993      14,475      1997        1982/84/86
  Bank of America Tower -- SC........      316     21,602    21,918      1,264      20,654      1997              1973
  Healthsource -- SC.................      555      5,230     5,785        241       5,544      1998              1986
  Atrium at Stoneridge -- SC.........      572      8,327     8,899        363       8,536      1998              1986
  Capitol Center -- SC...............      973     37,352    38,325        466      37,859      1999              1987
  Forum II & III -- TN...............    2,634     14,384    17,018      1,137      15,881      1997              1985
  First Tennessee Plaza -- TN........      457     31,896    32,353      1,878      30,475      1997              1978
  Morgan Keegan Tower -- TN..........       --     37,372    37,372      2,118      35,254      1997              1985
  Cedar Ridge -- TN..................      741      9,143     9,884        493       9,391      1998              1982
  Falls Building -- TN...............       --      7,949     7,949        205       7,744      1998     (3)1982/84/90
  Vestavia -- AL.....................      729      4,677     5,406        372       5,034      1997              1988
  First Little Rock -- AR............      965      9,735    10,700        573      10,127      1997              1986
  Greenbrier I -- VA.................      584      8,034     8,618        454       8,164      1997           1985/87
  Greenbrier II -- VA................      573      7,745     8,318        438       7,880      1997           1985/87
  Lynnwood Plaza -- VA...............      985      8,592     9,577        413       9,164      1998              1986
  Town Point Center -- VA............       --     11,216    11,216        384      10,832      1998              1987
  Glen Forest -- VA..................      537      8,578     9,115        396       8,719      1998              1985
  Moorefield II -- VA................      469      4,836     5,305        232       5,073      1998              1985
  Moorefield III -- VA...............      490      5,284     5,774        250       5,524      1998              1985
  Westvaco -- VA.....................    1,265     12,546    13,811        455      13,356      1998              1986
  Winchester -- VA...................      956     11,151    12,107        274      11,833      1998              1987
  Moorefield I -- VA.................      260      3,785     4,045         92       3,953      1999              1984
  Corporate Sq. West -- IN...........      741      2,328     3,069        731       2,338      1990              1968
  Hillsboro I-IV -- FL...............    1,129      8,236     9,365        428       8,937      1998              1985
  Hillsboro V -- FL..................    1,325     12,742    14,067        603      13,464      1998              1985
  Southtrust Bank Bldg. -- FL........      785     19,028    19,813        767      19,046      1998              1985
  Teachers Insurance and Annuity
    Association (13 properties)(4)...       --         --        --         --          --        --                --
                                       -------   --------   --------   -------    --------      ----     -------------
                                        38,036    590,516   628,552     41,319     587,233        --                --
                                       -------   --------   --------   -------    --------      ----     -------------
Office Buildings Held for Sale:
  Cherokee -- VA.....................      158      3,626     3,784        322       3,462      1996              1985
  Courthouse -- VA...................      554      7,532     8,086        685       7,401      1996              1984
  Loudoun Plaza -- VA................      420      8,683     9,103        345       8,758      1998              1989
                                       -------   --------   --------   -------    --------      ----     -------------
                                         1,132     19,841    20,973      1,352      19,621        --                --
                                       -------   --------   --------   -------    --------      ----     -------------

                               DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                    GROSS AMOUNT AT WHICH
                                                                 CARRIED AT CLOSE OF PERIOD
                                       -------------------------------------------------------------------------------
                                                                                  NET BOOK
                                                 BLDG. &               ACCUM.     VALUE OF      YEAR         YEAR
DESCRIPTION                             LAND      IMPRV.    TOTAL(1)    DEPR.    REAL ESTATE   ACQUIR.    CONSTRUCTED
-----------                            -------   --------   --------   -------   -----------   -------   -------------
Office Redevelopment:
  Moore Building -- TN...............       --     15,408    15,408         --      15,408      1998        In process
  Moore Garage -- TN.................       --      3,103     3,103         --       3,103      1998        In process
                                       -------   --------   --------   -------    --------      ----     -------------
                                            --     18,511    18,511         --      18,511        --                --
                                       -------   --------   --------   -------    --------      ----     -------------
Total Real Estate Owned..............  $39,168   $628,868   $668,036   $42,671    $625,365        --                --
                                       =======   ========   ========   =======    ========      ====     =============

---------------

(1) The aggregate cost for Federal Income Tax purposes was approximately $662,075,000.

(2) For SkyTel Centre, this is the date of a major renovation.

(3) For the Falls Building, these are the dates of major renovations.

(4) The properties secured on the TIAA loan are Comerica Bank Building, One Commerce Green, Charlotte Park, Healthsource, Cedar Ridge, Greenbrier I and II, Loudoun Plaza, Lynnwood Plaza, Glen Forest, Moorefield II, Moorefield III, Hillsboro I-IV and Hillsboro V.

                              NOTE TO SCHEDULE III

                        AS OF DECEMBER 31, 1999 AND 1998
                                 (IN THOUSANDS)

     A summary of activity for real estate and accumulated depreciation is as follows:

                                                                  DECEMBER 31
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Real Estate:
Office Buildings:
  Balance at beginning of year..............................  $594,588   $362,074
  Additions:
     Acquisitions and improvements..........................    60,744    276,685
     Office redevelopment...................................    13,194      5,317
  Cost of real estate sold or disposed......................      (490)   (49,488)
  Reclassified to held for sale.............................   (20,973)        --
                                                              --------   --------
  Balance at close of year..................................  $647,063   $594,588
                                                              ========   ========
Office Buildings Held for Sale:
  Balance at beginning of year..............................  $     --   $     --
  Northern Virginia properties:
  Cost of real estate.......................................    20,973         --
  Accumulated depreciation..................................    (1,352)        --
                                                              --------   --------
  Balance at close of year..................................  $ 19,621   $     --
                                                              ========   ========
Accumulated Depreciation:
  Balance at beginning of year..............................  $ 26,344   $ 14,143
  Depreciation expense......................................    16,424     12,538
  Real estate sold or disposed..............................       (97)      (337)
  Reclassified to held for sale.............................    (1,352)        --
                                                              --------   --------
  Balance at close of year..................................  $ 41,319   $ 26,344
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

                                    PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  (1)   Consolidated Financial Statements
           Report of Independent Auditors
           Consolidated Balance Sheets -- as of December 31, 1999 and 1998
           Consolidated Statements of Income -- for the years ended December
           31, 1999, 1998 and 1997
           Consolidated Statements of Stockholders' Equity -- for the years
           ended December 31, 1999,   1998 and 1997
           Consolidated Statements of Cash Flows -- for the years ended
           December 31, 1999, 1998 and   1997
           Notes to Consolidated Financial Statements
     (2)   Consolidated Financial Statement Schedules
           Schedule III -- Real Estate and Accumulated Depreciation as of
           December 31, 1999
           Notes to Schedule III
     (3)   Form 10-K Exhibits required by Item 601 of Regulation S-K:
           (a)  Articles of Incorporation, as amended, of Parkway
                (incorporated by reference to Exhibit B to The Parkway
                Company's Proxy Material for its Annual Meeting of
                Stockholders held on July 18, 1996).
           (b)  Bylaws of Parkway (incorporated by reference to Exhibit C to
                The Parkway Company's Proxy Material for its Annual Meeting
                of Stockholders held on July 18, 1996).
           (c)  Amendments to Bylaws (incorporated by reference).
           (d)  Articles Supplementary creating the Registrant's 8.75%
                Series A Cumulative Redeemable Preferred Stock (incorporated by reference to the Registrant's Form 8-A filed April 24,
                1998).

     (10)  Material Contracts:
           (a) Registrant's 1994 Stock Option Plan (incorporated by reference to Registrant's Proxy Statement dated November 8,
                1994).
           (b)  Registrant's 1991 Directors Stock Option Plan, as amended
                (incorporated by reference to the Registrant's proxy statement dated November 8, 1994).
           (c) Form of Change-in-Control Agreement that Registrant has entered into with Leland R. Speed, Steven G. Rogers and
                Sarah P. Clark (incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31,
                1996).
           (d) Form of Change-in-Control Agreement that the Registrant has entered into with David R. Fowler, G. Mitchel Mattingly,
                Regina P. Shows, Jack R. Sullenberger and James M. Ingram
                (incorporated by the Registrant's Form 10-KSB for the year ended December 31, 1996).
           (e)  The Registrant's 1997 Non-Employee Directors Stock Ownership
                Plan (incorporated by references to Appendix B in the Registrant's Proxy Material for its June 6, 1997 Annual
                Meeting).
           (f)  Form of First Amendment to Change-in-Control Agreement
                (filed herewith).
           (g)  Sale Agreement and Amendments between Brookdale Investors,
                L.P., a Delaware limited partnership, and Parkway Properties
                LP, a Delaware limited partnership (incorporated by reference to the Registrant's Form 8-K filed February 18,
                1998).
           (h)  Credit Agreement among Parkway Properties LP, Chase Bank of
                Texas, National Association, and PNC Bank, National
                Association as agent (incorporated by reference to the Registrant's Form 8-K filed November 12, 1998).
           (i)  Form of Note by Parkway Properties LP as maker and Chase
                Bank of Texas, National Association as agent (incorporated by reference to the Registrant's Form 8-K filed November 12,
                1998).
           (j) Purchase and Sale Agreement between Parkway Properties LP and Triad Properties Corporation (incorporated by reference to the Registrant's Form 8-K dated and filed April 22,
                1998).
           (k) Purchase and Sale Agreement between Parkway Portfolio I LLC and Triad Properties Corporation, and Parkway Properties LP, a Delaware limited partnership (incorporated by reference to the Registrant's Form 8-K dated and filed April 22, 1998).
           (l)  Amended and Restated Agreement of Limited Partnership of
                Parkway Properties LP, including Amended and Restated
                Exhibit A of the Amended and Restated Agreement of Limited
                Partnership (incorporated by reference to the Registrant's
                Form 8-K filed July 15, 1998).
           (m)  Admission Agreement between Parkway Properties LP and Lane
                N. Meltzer (incorporated by reference to the Registrant's
                Form 8-K filed July 15, 1998).
           (n)  Promissory Note between Parkway Properties LP and Teachers
                Insurance and Annuity Association of America (incorporated by reference to the Registrant's Form 8-K filed July 15,
                1998).
           (o)  Form of Mortgage, Assignment of Leases and Rents, Security
                Agreement and Fixture Filing Statement by Parkway Properties
                LP as borrower for the benefit of Teachers Insurance and Annuity Association of America as lender (incorporated by reference to the Registrant's Form 8-K filed July 15, 1998).
           (p)  Conversion and Note Agreement between Parkway Properties LP,
                Parkway Properties, Inc. and Teachers Insurance and Annuity
                Association of America (incorporated by reference to the Registrant's Form 8-K filed July 15, 1998).
           (q)  Parkway Properties, Inc. 1994 Stock Option and Long-Term
                Incentive Plan (incorporated by reference to Appendix A to the Company's proxy material for its June 3, 1999 Annual
                Meeting).
     (21)  Subsidiaries of the Registrant, filed herewith.
     (23)  Consent of Ernst & Young LLP, filed herewith.
     (27)  Financial Data Schedule

     (28) Agreement of Registrant to furnish the Commission with copies of instruments defining the rights of holders of long-term debt
           (incorporated by reference to Exhibit 28E of the Registrant's
           Form S-4 (No. 33-2960) filed with the Commission on February 3,
           1986).
     (99)  The Company Shareholder Rights Plan dated September 7, 1995
           (incorporated by reference to the Registrant's Form 8-A filed
           September 8, 1995).

(b)  Reports on Form 8-K.
     (1)   8-K -- Filed -- None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PARKWAY PROPERTIES, INC.
                                            Registrant

                                            /s/ STEVEN G. ROGERS
                                            ------------------------------------
                                            President, Chief Executive
                                            Officer and Director
                                            March 27, 2000

                                            /s/ SARAH P. CLARK
                                            ------------------------------------
                                            Sarah P. Clark
                                            Chief Financial Officer
                                            March 27, 2000

                                            /s/ REGINA P. SHOWS
                                            ------------------------------------
                                            Regina P. Shows
                                            Chief Accounting Officer
                                            March 27, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----

                /s/ DANIEL C. ARNOLD                       Director                     March 27, 2000
-----------------------------------------------------
                  Daniel C. Arnold

                 /s/ ROGER P. FRIOU                        Director                     March 27, 2000
-----------------------------------------------------
                   Roger P. Friou

                /s/ MARTIN L. GARCIA                       Director                     March 27, 2000
-----------------------------------------------------
                  Martin L. Garcia

                /s/ J. MICHAEL LIPSEY                      Director                     March 27, 2000
-----------------------------------------------------
                  J. Michael Lipsey

                  /s/ JOE F. LYNCH                         Director                     March 27, 2000
-----------------------------------------------------
                    Joe F. Lynch

               /s/ C. HERBERT MAGRUDER                     Director                     March 27, 2000
-----------------------------------------------------
              C. Herbert Magruder, M.D.

             /s/ W. LINCOLN MOSSOP, JR.                    Director                     March 27, 2000
-----------------------------------------------------
               W. Lincoln Mossop, Jr.

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----

                /s/ STEVEN G. ROGERS                       President, Chief             March 27, 2000
-----------------------------------------------------        Executive Officer and
                  Steven G. Rogers                           Director

                 /s/ LELAND R. SPEED                       Chairman of Board and        March 27, 2000
-----------------------------------------------------        Director
                   Leland R. Speed