Form 10-Q
period 2000-03-31
PARKWAY PROPERTIES INC
filed 2000-05-16
CIK 729237

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                ---------------------------------

                            FORM 10-Q

[x]       Quarterly Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934

            For Quarterly Period Ended March 31, 2000

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

      9,877,283 shares of Common Stock, $.001 par value, were outstanding as of May 12, 2000.

                    PARKWAY PROPERTIES, INC.

                            FORM 10-Q

                        TABLE OF CONTENTS
              FOR THE QUARTER ENDED MARCH 31, 2000

----------------------------------------------------------------

                                                            Pages
                                                            -----

                  Part I. Financial Information

Item 1.  Financial Statements

   Consolidated Balance Sheets, March 31, 2000 and
     December 31, 1999                                       3

   Consolidated Statements of Income for the Three Months
     Ended March 31, 2000 and 1999                           4

   Consolidated Statements of Stockholders' Equity for the
     Three Months Ended March 31, 2000 and 1999              5

   Consolidated Statements of Cash Flow for the
     Three Months Ended March 31, 2000 and 1999              6

   Notes to Consolidated Financial Statements                7

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations     9


Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk                                17



                     Part II.  Other Information

Item 4.  Submission of Matters to a Vote of
           Security Holders                                 18


Item 6.  Exhibits and Reports on Form 8-K                   18



                           Signatures

Authorized signatures                                       19

                    PARKWAY PROPERTIES, INC.
                   CONSOLIDATED BALANCE SHEETS
         (In thousands except share and per share data)


                                        March 31    December 31
                                          2000          1999
                                        ------------  -----------
(Unaudited)
 Assets
 Real estate related investments:
   Office buildings.......................$631,854   $628,552
   Office buildings held for sale.........  19,649  19,621
   Office redevelopment...................  26,055     18,511
   Accumulated depreciation...............(45,652)   (41,319)
                                          --------   --------
                                           631,906    625,365

   Land held for sale.....................   4,283      4,283
   Real estate equity securities..........  10,428          -
   Mortgage loans.........................     888        890
   Real estate partnership................     354        361
                                          --------   --------
                                           647,859    630,899
 Interest, rents receivable and other
   assets................................   17,616     17,585
 Cash and cash equivalents...............      136        885
                                          --------   --------
                                          $665,611   $649,369
                                          ========   ========

 Liabilities
 Notes payable to banks...................$114,720   $ 86,640
 Mortgage notes payable without recourse.. 212,261    214,736
 Accounts payable and other liabilities...  19,631     26,929
                                          --------   --------
                                           346,612    328,305
                                          --------   --------

 Stockholders' Equity
 8.75% Series A Preferred stock, $.001 par
   value, 2,750,000 shares authorized and
   2,650,000 shares issued and outstanding
   in 2000 and 1999.......................  66,250     66,250
 Common stock, $.001 par value, 67,250,000
   shares authorized, 9,876,158 and
   9,972,318 shares issued and outstanding
   in 2000 and 1999, respectively.........      10         10
 Additional paid-in capital............... 216,983    220,526
 Unearned compensation....................  (3,819)    (4,923)
 Accumulated other comprehensive income...     432          -
 Retained earnings........................  39,143     39,201
                                          --------   --------
                                           318,999    321,064
                                          --------   --------
                                          $665,611   $649,369
                                          ========   ========






         See notes to consolidated financial statements.

                    PARKWAY PROPERTIES, INC.
               CONSOLIDATED STATEMENTS OF INCOME
             (In thousands, except per share data)

                                         Three Months Ended
                                              March 31
                                        ---------------------
                                          2000         1999
                                        --------     --------
                                             (Unaudited)
Revenues
Income from office properties           $29,355       $26,911
Interest on mortgage loans                   24            15
Management company income                   185           174
Interest on investments                       7            21
Dividend income                             302             -
Deferred gains and other income              62            48
                                        -------       -------
                                         29,935        27,169
                                        -------       -------
Expenses
Office properties:
  Operating expense                      12,096        11,277
  Interest expense:
    Contractual                           3,955         3,743
    Amortization of loan costs.              40            45
  Depreciation and amortization           4,636         4,081
Other real estate properties:
  Operating expense                          15            65
Interest expense on bank notes:
  Contractual                             1,460           569
  Amortization of loan costs                106           147
Management company expenses                 136           139
General and administrative                1,161           832
                                        -------       -------
                                         23,605        20,898
                                        -------       -------
Income before gains and minority
  interest                                6,330         6,271

Gain on sales and minority interest
Gain on real estate held for sale
  and other assets                            -            86
Minority interest - unit holders             (1)           (1)
                                        -------       -------
Net income                                6,329         6,356

Dividends on preferred stock              1,449         1,449
                                        -------       -------
Net income available to common
  stockholders                          $ 4,880       $ 4,907
                                        =======       =======
Net income per common share:
  Basic                                 $   .49       $   .49
                                        =======       =======
  Diluted                               $   .49       $   .48
                                        =======       =======
Dividends per common share:
  Basic                                 $   .50       $   .45
                                        =======       =======
  Diluted                               $   .50       $   .45
                                        =======       =======
Weighted average shares outstanding:
  Basic                                   9,884        10,103
                                        =======       =======
  Diluted                                 9,975        10,210
                                        =======       =======

         See notes to consolidated financial statements.

                    PARKWAY PROPERTIES, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (In thousands)

                                       Three Months Ended
                                               March 31
                                        ---------------------
                                          2000        1999
                                        --------     --------
                                             (Unaudited)
8.75% Series A Preferred stock,
  $.001 par value
  Balance at beginning of period......  $ 66,250     $ 66,250
                                        --------     --------
  Balance at end of period............    66,250       66,250
                                        --------     --------

Common stock, $.001 par value
  Balance at beginning of period......        10           10
                                        --------     --------
  Balance at end of period............        10           10
                                        --------     --------

Additional paid-in capital
  Balance at beginning of period......   220,526      223,834
    Stock options exercised...........        18           68
    Reclassification for issuance of
      restricted shares...............      (844)           -
    Purchase of Company stock.........    (2,717)        (739)
                                        --------     --------
  Balance at end of period............   216,983      223,163
                                        --------     --------

Unearned compensation
  Balance at beginning of period......    (4,923)           -
    Reclassification for issuance of
      restricted shares...............       844            -
    Amortization of unearned
      compensation....................       260            -
                                        --------     --------
  Balance at end of period............    (3,819)           -
                                        --------     --------

Accumulated other comprehensive income
  Balance at beginning of period......         -            -
    Change in unrealized gain on
      real estate equity securities...       432            -
                                        --------     --------
  Balance at end of period............       432            -
                                        --------     --------

Retained earnings
  Balance at beginning of period......    39,201       37,857
    Net income........................     6,329        6,356
    Preferred stock dividends declared    (1,449)      (1,449)
    Common stock dividends declared...    (4,938)      (4,540)
                                        --------     --------
  Balance at end of period............    39,143       38,224
                                        --------     --------

Total stockholders' equity............  $318,999     $327,647
                                        ========     ========


         See notes to consolidated financial statements.

                    PARKWAY PROPERTIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOW
                         (In thousands)

                                          Three Months Ended
                                               March 31
                                        ----------------------
                                          2000         1999
                                        ---------    ---------
                                             (Unaudited)
Operating activities
  Net income........................... $  6,329    $  6,356
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization......    4,636       4,081
    Amortization of unearned
      compensation.....................      260           -
    Gain on real estate held for
      sale and other assets............        -        (86)
    Equity in earnings and other.......      (9)           7
    Changes in operating assets and
      liabilities:
        Decrease in receivables........      185       1,515
        Decrease in accounts payable
          and accrued expenses.........   (7,375)     (4,241)
                                        --------    --------
  Cash provided by operating activities    4,026       7,632
                                        --------    --------
Investing activities
  Payments received on mortgage loans..        1           1
  Purchases of real estate related
    investments........................        -      (2,631)
  Purchases of real estate equity
    securities.........................   (9,996)          -
  Proceeds from sale of real estate
    held for sale and other assets.....        -         401
  Real estate development..............   (7,544)     (1,180)
  Improvements to real estate related
    investments........................   (3,834)     (3,968)
                                        --------    --------
  Cash used in investing activities....  (21,373)     (7,377)
                                        --------    --------
Financing activities
  Principal payments on mortgage notes
    payable............................   (2,475)     (2,195)
  Net proceeds from bank borrowings....   28,080       6,373
  Stock options exercised..............       18          68
  Dividends paid on common stock.......   (4,859)     (4,540)
  Dividends paid on preferred stock....   (1,449)     (1,449)
  Purchase of Company stock............   (2,717)       (739)
                                        --------    --------
  Cash (used) provided by financing
    activities.........................   16,598      (2,482)
                                        --------    --------

  Decrease in cash and cash equivalents     (749)     (2,227)

  Cash and cash equivalents at
    beginning of period................      885       2,937
                                        --------    --------
  Cash and cash equivalents at end of
    period............................. $    136    $    710
                                        ========    ========

         See notes to consolidated financial statements.

Parkway Properties, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2000

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

(2)  Reclassifications

      Certain  reclassifications  have  been  made  in  the  1999
consolidated  financial  statements  to  conform  to   the   2000
classifications.

(3)  Supplemental Cash Flow Information

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
                                          Three Months Ended
                                               March 31
                                       ------------------------
                                           2000         1999
                                        ----------- -----------

     Cash paid for interest........     $6,017,000   $4,390,000
     Mortgage assumed in purchase..              -    1,936,000
     Income taxes paid.............         33,000      116,000

(4)  Acquisitions and Dispositions

      For the quarter ended March 31, 2000, the Company purchased $9,996,000 in common equity of other Real Estate Investment Trusts. The real estate equity securities are classified as available-for-sale securities and are reported on the balance sheet at fair market value. A valuation allowance and corresponding unrealized gains on real estate equity securities in the amount of $432,000 was recorded as of March 31, 2000 in order to present the investments at fair market value.

(5)  Impact of Recently Issued Accounting Standards

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FASB No. 133"). FASB No. 133 is effective January 1, 2001. FASB No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has no derivative or hedging instruments outstanding as of March 31, 2000, therefore, management does not anticipate that the adoption of FASB No. 133 will have a significant effect on the Company's results of consolidated operations or its financial position.

(6)  Notes Payable to Banks

      The Company's lines of credit have certain financial covenants. As of March 31, 2000, the Company did not meet one of those covenants limiting the value of the unencumbered pool of assets to no more than 20% in any one approved market. The Company expects to obtain a waiver of the covenant to ensure compliance for the remainder of 2000.

(7)  Capital Transactions

      The Company has purchased 97,810 shares of its common stock during the quarter ending March 31, 2000, at an average price of $27.78. No purchases have been made subsequent to March 31, 2000. Since June 1998, the Company has purchased a total of 1,412,822 shares of its common stock, which represents approximately 12.8% of the common stock outstanding when the buyback program was initiated on June 30, 1998.

Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations.

Financial Condition

Comments are for the balance sheet dated March 31, 2000 compared to the balance sheet dated December 31, 1999.

      During the three months ending March 31, 2000, total assets increased $16,242,000 and office properties (before depreciation) increased $3,330,000 or .5%.

      Parkway's direct investment in office buildings and office redevelopment increased $6,541,000 net of depreciation to a carrying amount of $631,906,000 at March 31, 2000 and consisted of 51 operating properties and one redevelopment project in progress. During the three months ending March 31, 2000, the
Company also capitalized building improvements and additional purchase expenses of $3,330,000 and recorded depreciation expense of $4,333,000 related to its office property portfolio.

      Office buildings held for sale of $19,649,000 as of March 31, 2000 consisted of three office properties in the Northern Virginia portfolio. The decision to put the Northern Virginia portfolio on the market for sale was based on management's belief that office properties in this market may be peaking in value. The Company has a signed contract for the sale of these properties for a price of $28,700,000. The closing is expected in the second quarter of 2000. The Company expects to reinvest approximately $15 million of the proceeds in office properties with the remaining proceeds used to reduce short-term debt. The Company is also considering selling properties in Birmingham, Alabama; South Carolina; Indianapolis, Indiana; Little Rock,
Arkansas and a 50% interest in a property in New Orleans, Louisiana. The investment decisions will be based upon the Company's analysis of existing markets and competing investment opportunities.

      During  the three months ending March 31, 2000, the Company
incurred   office  redevelopment  costs  of  $7,544,000.    Costs
incurred  included capitalized interest costs of  $408,000.   The
Company's   redevelopment   costs   are   associated   with   the
redevelopment of the Moore Building, now known as Toyota Center, a 175,000 square foot, eight-story historic office building in downtown Memphis, Tennessee, and is scheduled to be completed by
May  15,  2000.   Rents from approximately 23%  of  the  building
commenced on April 1, 2000, and 52% commenced on May 1, 2000. Rent on the remaining 25% is expected to commence on June 1, 2000. The adjacent 777-space garage was completed April 1, 2000
with   the  majority  of  the  pre-leased  monthly  parking  fees commencing on that day. The building is owned by a partnership in which the Company is the general partner. The partnership added an institutional investor in March 2000 subject to the certification of historic tax credits pertaining to the building. The Company will have a subordinated note receivable from the partnership following the certification of the historical tax credits. The Company will also receive asset management fees and the building will be managed by Parkway Realty Services, a wholly-owned subsidiary of the Company. The partnership is scheduled to close a $15,000,000 non-recourse first mortgage note on the Toyota Center on May 18, 2000. The note will bear interest at an effective rate of 8.0%, amortize over a twenty-year term and mature ten years from the funding date.

      At March 31, 2000, non-core assets, other than mortgage loans, totaled $4,283,000. The Company expects to continue its efforts to liquidate these assets.

      For the quarter ended March 31, 2000, the Company purchased $9,996,000 in common equity of other Real Estate Investment Trusts. The real estate equity securities are classified as available-for-sale securities and are reported on the balance sheet at fair market value. A valuation allowance and corresponding unrealized gains on real estate equity securities in the amount of $432,000 was recorded as of March 31, 2000 to present the investments at fair market value.

      Notes payable to banks totaled $114,720,000 at March 31, 2000 and are the result of advances under bank lines of credit to purchase additional office properties, make improvements to office properties, fund redevelopment costs, purchase real estate equity securities and purchase Company stock.

     Mortgage notes payable without recourse decreased $2,475,000 during the three months ended March 31, 2000 due to scheduled principal payments.

      The Company expects to continue seeking fixed rate, non-recourse mortgage financing at terms ranging from ten to twenty years on select office building investments as additional capital is needed. The Company plans to maintain a ratio of debt to total market capitalization from 25% to 45% although such ratio may from time to time temporarily exceed 45%, especially when the Company has incurred significant amounts of short-term debt in connection with acquisitions. In addition, volatility in the price of the Company's common stock, which is out of the control of the Company, may result in a debt to total market capitalization exceeding 45% from time to time. In addition to the debt to total market capitalization ratio, the Company also monitors interest and fixed charge coverage ratios. Interest coverage ratios are computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization. The interest coverage ratio for the three months ending  March  31,  2000  and  1999  was  2.89  and  3.40  times, respectively. Fixed charge coverage ratios are computed by comparing the cash interest accrued, principal payments paid on mortgage loans and preferred dividends paid to earnings before interest, taxes, depreciation and amortization. The fixed charge overage ratio for the three months ending March 31, 2000 and 1999 was 1.73 and 1.85 times, respectively.

      Stockholders' equity decreased $2,065,000 during the three months ended March 31, 2000 as a result of the following factors
(in thousands):

                                             Increase (Decrease)
                                             -------------------

  Net income                                      $ 6,329
  Unrealized gains on real estate
    equity securities                                 432
                                                  -------
  Comprehensive income                              6,761

  Shares purchased-Company common stock            (2,717)
  Preferred stock dividends declared               (1,449)
  Common stock dividends declared                  (4,938)
  Exercise of stock options                            18
Amortization of unearned compensation                 260
                                                  -------
                                                  $(2,065)
                                                  =======

      The Company has purchased 97,810 shares of its common stock during this quarter, at an average price of $27.78. No purchases have been made subsequent to March 31, 2000. Since June 1998, the Company has purchased a total of 1,412,822 shares of its common stock, which represents approximately 12.8% of the common stock outstanding when the buyback program was initiated on June 30, 1998.

RESULTS OF OPERATIONS

Comments are for the three months ended March 31, 2000 compared to the three months ended March 31, 1999.

      Net income available for common stockholders for the three months ended March 31, 2000 was $4,880,000 ($.49 per basic common share) as compared to $4,907,000 ($.49 per basic common share) for the three months ended March 31, 1999. Net income included net gains from the sale of the real estate and other assets in the amount of $86,000 for the three months ended March 31, 1999.

      The primary reason for the increase in the Company's income before gains for 2000 as compared to 1999 is the reflection of the operations of the following office buildings subsequent to the date of purchase:

                Building              Purchase Date   Sq. Feet
     -------------------------------  -------------  ----------
     Moorefield I                        01/12/99       46,000
     Capitol Center                      07/01/99      466,000

      Operations of office building properties are summarized below (in thousands):

                                 Three Months Ended
                                       March 31
                                --------------------
                                  2000        1999
                                --------    --------
          Income                 $29,355     $26,911
          Operating expense      (12,096)    (11,277)
                                --------    --------
                                  17,259      15,634
          Interest expense        (3,995)     (3,788)
          Depreciation and
            amortization          (4,636)     (4,081)
                                --------    --------
          Net Income             $ 8,628     $ 7,765
                                ========    ========

      Net losses on operations of other real estate properties held for sale were $15,000 and $65,000 for the three months ending March 31, 2000 and 1999, respectively, and consisted primarily of property taxes on land held for sale.

       The $207,000 increase in interest expense on office properties is primarily due to the mortgage loans assumed and/or new loans placed in 1999. The average interest rate on mortgage notes payable as of March 31, 2000 and 1999 was 7.4%, respectively.

     The $850,000 increase in contractual interest expense on bank notes for the three months ending March 31, 2000 compared to the three months ending March 31, 1999 is primarily due to the increase in the average balance of borrowings outstanding under bank lines of credit from $40,937,000 during 1999 to $99,462,000 during 2000. In addition, weighted average interest rates under existing bank lines of credit increased from 6.3% for the three months ending March 31, 1999 to 7.4% for the three months ending March 31, 2000.

     General and administrative expenses were $1,161,000 and $832,000 for the three months ended March 31, 2000 and 1999, respectively. The primary reason for the $329,000 increase is due to the amortization of restricted stock shares approved by the shareholders at the June 3, 1999 annual meeting of $260,000.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

      Cash and cash equivalents were $136,000 and $885,000 at March 31, 2000 and December 31, 1999, respectively. The Company generated $4,026,000 in cash flows from operating activities during the three months ending March 31, 2000 compared to
$7,632,000  for  the  same  period of  1999.   The  Company  used
$21,373,000 in investing activities during the three months ending March 31, 2000. In implementing its investment strategy, the Company used $9,996,000 to purchase real estate equity securities. The Company also spent $3,834,000 to make capital improvements at its office properties and $7,544,000 toward the Memphis real estate redevelopment project. Cash dividends of $6,308,000 ($.50 per common share and $.546875 per preferred share) were paid to stockholders, 97,810 shares of common stock were repurchased for a total of $2,717,000 and principal payments of $2,475,000 were made on mortgage notes payable during the three months ending March 31, 2000.

Liquidity

     The Company plans to continue pursuing the purchase of additional investments that meet the Company's investment criteria and intends to use bank lines of credit, proceeds from the sale of non-core assets and office properties held for sale and cash balances to fund those acquisitions. At March 31, 2000, the Company had $114,720,000 outstanding under two bank lines of credit.

     The Company is exposed to interest rate changes primarily as a result of its lines of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows at fixed rates, but also has a three-year $150 million unsecured revolving credit facility with a consortium of 14 banks with Chase Bank of Texas, National Association serving as the lead agent (the "$150 million line") and a three-year $10 million unsecured line of credit with AmSouth Bank (the "$10 million line"). The interest rates on the lines of credit are equal to the 30 day LIBOR rate plus 112.5 to
137.5 basis points, depending upon overall Company leverage. The interest rate on the $10 million line and the $150 million line was 7.3% and 7.429%, respectively, at March 31, 2000.

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

     At March 31, 2000, the Company had $212,261,000 of non-recourse fixed rate mortgage notes payable with an average interest rate of 7.40% secured by office properties and
$114,720,000 drawn under bank lines of credit. Based on the Company's total market capitalization of approximately $683,999,000 at March 31, 2000 (using the March 31, 2000 closing price of $29.4375 per common share), the Company's debt represented approximately 47.8% of its total market capitalization. The Company plans to maintain a ratio of debt to total market capitalization from 25% to 45% although such ratio may from time to time temporarily exceed 45%, especially when the Company has incurred significant amounts of short-term debt in connection with acquisitions. In addition, volatility in the price of the Company's common stock, which is out of the control of the Company, may result in a debt to market capitalization exceeding 45% from time to time. In addition to the debt to total market capitalization ratio, the Company also monitors interest and fixed charge coverage ratios. Interest coverage ratios are computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization. The interest coverage ratio for the three months ending March 31, 2000 and 1999 was 2.89 and 3.40 times, respectively. Fixed charge coverage ratios are computed by comparing the cash interest accrued, principal payments paid on mortgage loans and preferred dividends paid to earnings before interest, taxes, depreciation and amortization. The fixed charge coverage ratio for the three months ending March 31, 2000 and 1999 was 1.73 and
1.85 times, respectively.

     The table below presents the principal payments due and weighted average interest rates for the fixed rate debt.

                               Average     Fixed Rate Debt
                            Interest Rate   (In thousands)
                            -------------  ---------------

          2000*                 7.40%          $  7,704
          2001                  7.40%            10,961
          2002                  7.40%            11,803
          2003                  7.39%            14,374
          2004                  7.39%            13,619
          2005                  7.38%            14,666
          Thereafter            7.59%           139,134
                                               --------
          Total                                $212,261
                                               ========
          Fair value at 3/31/00                $206,123
                                               ========
*Remaining nine months

     The Company presently has plans to make capital improvements at its office properties in 2000 of approximately $20,619,000. These expenses include tenant improvements, capitalized acquisition costs and capitalized building improvements. Approximately $4,070,000 of these improvements relate to upgrades on properties acquired in recent years that were anticipated at the time of purchase. All such improvements are expected to be financed by cash flow from the properties and advances on the bank lines of credit.

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

      The Company's lines of credit have certain financial covenants. As of March 31, 2000, the Company did not meet one of those covenants limiting the value of the unencumbered pool of assets to no more than 20% in any one approved market. The Company expects to obtain a waiver of the covenant to ensure compliance for the remainder of 2000.

Funds From Operations

     Management believes that funds from operations ("FFO") is an appropriate measure of performance for equity REITs. Funds from operations is defined by the National Association of Real Estate Investment Trusts (NAREIT) as net income or loss, excluding gains or losses from debt restructuring and sales of properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In March 1995, NAREIT issued a clarification of the definition of FFO. The clarification provides that amortization of deferred financing costs and depreciation of non-real estate assets are not to be added back to net income to arrive at FFO. In addition, effective January 1, 2000, NAREIT has clarified that FFO should include both recurring and non-recurring operating results except those defined as extraordinary items under generally accepted accounting principles and gains or losses from sales of depreciable operating property. The Company's calculation of FFO shown below is consistent with NAREIT's recent clarification and includes an adjustment of $86,000 for the three months ending March 31, 1999 to include gains on sales of real estate held for sale during that quarter. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not an indication of cash available to fund cash needs. Funds from operations should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

     The following table presents the Company's FFO for the three months ended March 31, 2000 and 1999 (in thousands):
                                 Three Months Ended
                                       March 31
                                 --------------------
                                    2000      1999
                                 ---------  ---------
     Net income                    $ 6,329  $ 6,356
     Adjustments to
       derive funds from
       operations:
     Preferred dividends            (1,449)  (1,449)
     Depreciation and
       amortization                  4,636    4,081
     Equity in earnings                (13)     (12)
     Distributions from
       unconsolidated
       subsidiaries                     20       19
     Amortization of
       discounts, deferred
            gains and other            (16)       -
                                   -------  -------
     Funds from Operations         $ 9,507  $ 8,995
                                   =======  =======

     NAREIT has recommended supplemental disclosure concerning capital expenditures, leasing costs and straight-line rents which are given below (in thousands):

                                  Three Months Ended
                                        March 31
                                  ------------------
                                     2000      1999
                                   -------   -------
     Straight-line rents           $  365    $  365
     Building improvements            604       349
     Tenant improvement
       New leases                   1,183       451
       Lease renewals               1,034       690
     Leasing commissions:
       New leases                     276       175
       Lease renewals                 228       210
     Leasing commissions
       amortized                      287       213
     Upgrades on recent
       acquisitions                   509     2,093

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

Forward-Looking Statements

      In addition to historical information, certain sections of this Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those that are not in the present or past tense, that discuss the Company's beliefs, expectations or intentions or those pertaining to the Company's capital resources, profitability and portfolio performance and estimates of market rental rates. Forward-looking statements involve numerous risks and uncertainties. The following factors, among others discussed herein and in the Company's filings under the Securities Exchange Act of 1934, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: defaults or non-renewal of leases, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. The success of the Company also depends upon the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed elsewhere in this Form 10-Q and in the Company's filings under the Securities Exchange Act of 1934. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as the date hereof. The Company assumes no obligation to update forward-looking statements.

Item 3.   Quantitative  and Qualitative Disclosures About  Market
          Risk.

      See information appearing under the caption "Liquidity"  in
Item   2,  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations.

                    PARKWAY PROPERTIES, INC.

                  PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

      On  May  10, 2000, the Company held its Annual  Meeting  of
Stockholders. At the Annual Meeting, the following nine directors were elected to serve until the next Annual Meeting.

                                     Vote               Vote
                                      For             Withheld
                                  ---------          ---------
Daniel C. Arnold                  8,277,844            67,369
Roger P. Friou                    8,307,456            37,757
Martin L. Garcia                  8,308,840            36,373
Michael J. Lipsey                 8,308,440            36,773
Joe F. Lynch                      8,307,932            37,281
C. Herbert Magruder               8,307,892            37,321
W. Lincoln Mossop, Jr.            8,308,242            36,971
Steven G. Rogers                  8,309,568            35,645
Leland R. Speed                   8,307,888            37,325

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


DATED:  May 15, 2000                 PARKWAY PROPERTIES, INC.



                                     /s/ Regina P. Shows
                                     Regina P. Shows, CPA
                                     Chief Accounting Officer