Form 10-Q
period 2000-06-30
PARKWAY PROPERTIES INC
filed 2000-08-11
CIK 729237

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                ---------------------------------

                            FORM 10-Q

[x]       Quarterly Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934

            For Quarterly Period Ended June 30, 2000

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

      9,790,099 shares of Common Stock, $.001 par value, were outstanding as of August 11, 2000.

                    PARKWAY PROPERTIES, INC.

                            FORM 10-Q

                        TABLE OF CONTENTS
               FOR THE QUARTER ENDED JUNE 30, 2000

----------------------------------------------------------------

                                                            Pages
                                                            -----

                  Part I. Financial Information

Item 1.  Financial Statements

   Consolidated Balance Sheets, June 30, 2000 and
     December 31, 1999                                       3

   Consolidated Statements of Income for the Three Months
     and Six Months Ended June 30, 2000 and 1999             4

   Consolidated Statements of Stockholders' Equity for the
     Six Months Ended June 30, 2000 and 1999                 6

   Consolidated Statements of Cash Flow for the
     Six Months Ended June 30, 2000 and 1999                 7

   Notes to Consolidated Financial Statements                8

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations    11


Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk                                19



                     Part II.  Other Information



Item 4.  Submission of Matters to a Vote
        of Security Holders                                 20

Item 6.  Exhibits and Reports on Form 8-K                   20



                           Signatures

Authorized signatures                                       21

                    PARKWAY PROPERTIES, INC.
                   CONSOLIDATED BALANCE SHEETS
         (In thousands except share and per share data)


                                         June 30    December 31
                                          2000          1999
                                        ------------  -----------
                                        (Unaudited)
 Assets
 Real estate related investments:
   Office and parking properties..........$632,807   $628,552
   Office properties held for sale........       -     19,621
   Office and parking redevelopment.......       -     18,511
   Accumulated depreciation............... (49,420)   (41,319)
                                          --------   --------
                                           583,387    625,365

   Land held for sale.....................   4,283      4,283
   Note receivable from
     Moore Building Associates LP.........   5,985          -
   Real estate equity securities..........   6,906          -
   Mortgage loans.........................     886        890
   Real estate partnership................     363        361
                                          --------   --------
                                           601,810    630,899
 Interest, rents receivable and other
   assets................................   17,965     17,585
 Cash and cash equivalents...............   15,339        885
                                          --------   --------
                                          $635,114   $649,369
                                          ========   ========

 Liabilities
 Notes payable to banks...................$ 79,510   $ 86,640
 Mortgage notes payable without recourse.. 209,741    214,736
 Accounts payable and other liabilities...  20,690     26,929
                                          --------   --------
                                           309,941    328,305
                                          --------   --------

 Stockholders' Equity
 8.75% Series A Preferred stock, $.001 par
   value, 2,750,000 shares authorized and
   2,650,000 shares issued and outstanding
   in 2000 and 1999.......................  66,250     66,250
 Common stock, $.001 par value, 67,250,000
   shares authorized, 9,789,000 and
   9,972,318 shares issued and
   outstanding in 2000 and 1999,
   respectively...........................      10         10
 Additional paid-in capital............... 214,529    220,526
 Unearned compensation....................  (3,658)    (4,923)
 Accumulated other comprehensive income...    (586)         -
 Retained earnings........................  48,628     39,201
                                          --------   --------
                                           325,173    321,064
                                          --------   --------
                                          $635,114   $649,369
                                          ========   ========



         See notes to consolidated financial statements.

                    PARKWAY PROPERTIES, INC.
               CONSOLIDATED STATEMENTS OF INCOME
             (In thousands, except per share data)


                                         Three Months Ended
                                               June 30
                                        ---------------------
                                          2000         1999
                                        --------     --------
                                             (Unaudited)
Revenues
Income from office and parking
  properties                            $30,323       $27,332
Interest on mortgage loans                   21            31
Management company income                   157           165
Interest on investments                      43            6
Dividend income                             110            48
Deferred gains and other income             309            62
                                        -------       -------
                                         30,963        27,644
                                        -------       -------
Expenses
Office and parking properties:
  Operating expense                      12,478        11,162
  Interest expense:
    Contractual                           3,907         3,701
    Amortization of loan costs.              40            42
  Depreciation and amortization           4,833         4,219
Other real estate properties:
  Operating expense                          15            18
Interest expense on bank notes:
  Contractual                             1,903           665
  Amortization of loan costs                115           139
Management company expenses                 143           111
General and administrative                1,173           874
                                        -------       -------
                                         24,607        20,931
                                        -------       -------
Income before gains...................    6,356         6,713

Gain on sales
Gain on real estate held for sale
  and other assets                        9,472             -
                                        -------       -------
Net income                               15,828         6,713

Dividends on preferred stock              1,449         1,449
                                        -------       -------
Net income available to common
  stockholders                          $14,379       $ 5,264
                                        =======       =======
Net income per common share:
  Basic                                 $  1.46       $   .52
                                        =======       =======
  Diluted                               $  1.45       $   .52
                                        =======       =======
Dividends per common share:
  Basic                                 $   .50       $   .45
                                        =======       =======
  Diluted                               $   .50       $   .45
                                        =======       =======
Weighted average shares outstanding:
  Basic                                   9,838        10,030
                                        =======       =======
  Diluted                                 9,944        10,148
                                        =======       =======



         See notes to consolidated financial statements

                    PARKWAY PROPERTIES, INC.
               CONSOLIDATED STATEMENTS OF INCOME
             (In thousands, except per share data)


                                           Six Months Ended
                                               June 30
                                        ---------------------
                                          2000         1999
                                        --------     --------
                                            (Unaudited)
Revenues
Income from office and parking
  properties                            $59,678       $54,243
Interest on mortgage loans                   45            46
Management company income                   342           339
Interest on investments                      50           27
Dividend income                             412            48
Deferred gains and other income             371           110
                                        -------       -------
                                         60,898        54,813
                                        -------       -------
Expenses
Office and parking properties:
  Operating expense                      24,574        22,439
  Interest expense:
    Contractual                           7,862         7,444
    Amortization of loan costs.              80            87
  Depreciation and amortization           9,469         8,300
Other real estate properties:
  Operating expense                          30            83
Interest expense on bank notes:
  Contractual                             3,363         1,234
  Amortization of loan costs                221           286
Management company expenses                 279           250
General and administrative                2,334         1,706
                                        -------       -------
                                         48,212        41,829
                                        -------       -------
Income before gains and minority
  interest                               12,686        12,984

Gain on sales and minority interest
Gain on real estate held for sale
  and other assets                        9,472            86
Minority interest - unit holders             (1)           (1)
                                        -------       -------
Net income                               22,157        13,069

Dividends on preferred stock              2,898         2,898
                                        -------       -------
Net income available to common
  stockholders                          $19,259       $10,171
                                        =======       =======
Net income per common share:
  Basic                                 $  1.95       $  1.01
                                        =======       =======
  Diluted                               $  1.93       $  1.00
                                        =======       =======
Dividends per common share:
  Basic                                 $  1.00       $   .90
                                        =======       =======
  Diluted                               $  1.00       $   .90
                                        =======       =======
Weighted average shares outstanding:
  Basic                                   9,861        10,066
                                        =======       =======
  Diluted                                 9,958        10,177
                                        =======       =======

         See notes to consolidated financial statements.

                    PARKWAY PROPERTIES, INC.
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (In thousands)

                                          Six Months Ended
                                               June 30
                                        ---------------------
                                          2000         1999
                                        --------     --------
                                             (Unaudited)

8.75% Series A Preferred stock,
  $.001 par value
  Balance at beginning of period......  $ 66,250     $ 66,250
                                        --------     --------
  Balance at end of period............    66,250       66,250
                                        --------     --------

Common stock, $.001 par value
  Balance at beginning of period......        10           10
                                        --------     --------
  Balance at end of period............        10           10
                                        --------     --------

Additional paid-in capital
  Balance at beginning of period......   220,526      223,834
    Stock options exercised...........        60          185
    Shares issued in lieu of
      Directors' fees.................        66           72
    Restricted shares issued..........        62        5,100
    Reclassification for issuance of
      restricted shares...............      (844)           -
    Purchase of company stock.........    (5,341)      (4,362)
                                        --------     --------
  Balance at end of period............   214,529      224,829
                                        --------     --------

Unearned compensation
  Balance at beginning of period......    (4,923)           -
    Restricted shares issued..........       (62)      (5,100)
    Reclassification for issuance of
      restricted shares...............       844            -
    Amortization of unearned
      compensation....................       483          170
                                        --------     --------
  Balance at end of period............    (3,658)      (4,930)
                                        --------     --------

Accumulated other comprehensive income
  Balance at beginning of period......         -            -
    Change in unrealized loss on real
      estate equity securities........      (586)           -
                                        --------     --------
  Balance at end of period............      (586)           -
                                        --------     --------

Retained earnings
  Balance at beginning of period......    39,201       37,857
    Net income........................    22,157       13,069
    Preferred stock dividends declared    (2,898)      (2,898)
    Common stock dividends declared...    (9,832)      (9,094)
                                        --------     --------
  Balance at end of period............    48,628       38,934
                                        --------     --------
Total stockholders' equity............  $325,173     $325,093
                                        ========     ========

         See notes to consolidated financial statements.

                    PARKWAY PROPERTIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOW
                         (In thousands)

                                          Six Months Ended
                                               June 30
                                        ----------------------
                                          2000         1999
                                        ---------    ---------
                                             (Unaudited)
Operating activities
  Net income........................... $ 22,157    $ 13,069
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization......    9,469       8,300
    Amortization of unearned
      compensation.....................      483         170
    Gain on real estate held for
      sale and other assets............   (9,472)        (86)
    Equity in earnings and other.......      (21)        (30)
    Changes in operating assets and
      liabilities:
        (Increase) decrease in
          receivables..................     (392)        753
        Decrease in accounts payable
          and accrued expenses.........   (6,393)     (2,488)
                                        --------    --------
  Cash provided by operating activities   15,831      19,688
                                        --------    --------
Investing activities
  Payments received on mortgage loans..        4           3
  Net decrease in note receivable......   12,373           -
  Purchases of real estate related
    investments........................        -      (2,654)
  Purchases of real estate equity
    securities.........................  (17,488)          -
  Proceeds from sale of real estate
    held for sale and other assets.....   49,753         401
  Real estate development..............   (8,030)     (3,513)
  Improvements to real estate related
    investments........................   (8,011)     (7,343)
                                        --------    --------
  Cash (used) provided in investing
    activities.........................   28,601     (13,106)
                                        --------    --------
Financing activities
  Principal payments on mortgage notes
    payable............................   (4,995)     (4,433)
  Net (payments on) proceeds from
    bank borrowings....................   (7,130)     12,243
  Stock options exercised..............       60         185
  Dividends paid on common stock.......   (9,674)     (9,026)
  Dividends paid on preferred stock....   (2,898)     (2,898)
  Purchase of Company stock............   (5,341)     (4,362)
                                        --------    --------
  Cash used in financing activities....  (29,978)     (8,291)
                                        --------    --------
  Increase (decrease) in cash and
    cash equivalents...................   14,454      (1,709)

  Cash and cash equivalents at
    beginning of period................      885       2,937
                                        --------    --------
  Cash and cash equivalents at end of
    period............................. $ 15,339    $  1,228
                                        ========    ========

         See notes to consolidated financial statements.

Parkway Properties, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2000

(1)  Basis of Presentation

      The  consolidated financial statements include the accounts of  Parkway Properties, Inc. ("Parkway" or "the Company") and its
100%    owned   subsidiaries.    All   significant   intercompany
transactions and accounts have been eliminated.

      The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the annual report and the notes thereto.

(2)  Reclassifications

      Certain  reclassifications  have  been  made  in  the  1999
consolidated  financial  statements  to  conform  to   the   2000
classifications.

(3)  Supplemental Cash Flow Information

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
                                          Six Months Ended
                                                June 30
                                       ------------------------
                                           2000         1999
                                        ----------- -----------

     Cash paid for interest.............$11,912,000  $8,766,000
     Mortgage assumed in purchase.......          -   1,936,000
     Income taxes paid..................    102,000     130,000
     Restricted shares issued...........     62,250   5,100,000
     Shares issued in lieu of
       Directors' fees..................     66,000      72,000

(4)  Acquisitions and Dispositions

      During the six months ended June 30, 2000, the Company purchased $17,488,000 in common equity of other publicly traded real estate investment trusts ("REIT") and at June 30, 2000, hold securities with a market value of $6,906,000. The real estate equity securities are classified as available-for-sale securities and are reported on the balance sheet at fair market value. A valuation allowance and corresponding unrealized losses on real estate equity securities in the amount of $586,000 was recorded as of June 30, 2000 to reflect the change in market value.

      The RSVP Program is the Company's initiative to take advantage of discounted REIT valuations by purchasing common equity in other REITs. The Company is continuing to execute its RSVP initiative, resulting in the previously announced sale of its equity interest in another REIT for total proceeds of $10,577,000. A nonrecurring gain of $581,000 was recognized on the sale in the second quarter. Proceeds from the sale were reinvested in the repurchase of 93,471 shares of Parkway common stock at an average price of $28.07 per share and in equity securities of other REITs.

      On June 20, 2000, the Company completed the previously announced cash sale of its 220,000 square foot portfolio of office properties in Northern Virginia for net proceeds of $28.1 million. The Company recorded a gain for financial reporting purposes of $7.9 million on the sale in the second quarter. Of the total net proceeds, $13.4 million was used to reduce amounts outstanding on the Company's lines of credit. Subsequent to quarter end, the Company reinvested the remaining $14.7 million of the net proceeds from this sale through a tax-deferred exchange by purchasing 133,000 rentable square feet of Class A office condominium space in the Central Station building, which is 100% leased to a credit tenant through 2013, and located in St. Petersburg, FL.

      On June 22, 2000, the Company closed on the previously announced cash sale of its 116,000 square foot office property in Little Rock, Arkansas for net proceeds of $11.1 million. The Company recorded a gain for financial reporting purposes of $973,000 on the sale in the second quarter. The net proceeds from the sale were used to reduce amounts outstanding on the Company's lines of credit.

(5)  Deconsolidation of Moore Building Associates LP

      The  redevelopment of the Toyota Center, formerly the Moore
Building, was substantially completed as of June 30, 2000.   This
building   is  owned  by  Moore  Building  Associates   LP   (the
"Partnership") in which the Company has an ownership interest. The Partnership added an institutional investor in March 2000, subject to certain conditions of the Partnership agreement pertaining to the completion of the building and realization of the historic tax credits. During the second quarter of 2000, the majority of these conditions were met and management determined that the certification of the historic tax credits was probable. With the conditions for the institutional investor ownership in the Partnership being met, the Company's ownership interest is
less   than  1%.   Therefore,  the  Company  deconsolidated   the
Partnership in the second quarter of 2000 resulting in an increase of $18,358,000 in a note receivable from the Partnership and a corresponding decrease in real estate development. During
the   second  quarter  of  2000,  the  Partnership  completed   a
$15,000,000 permanent financing of the Toyota Center with loan proceeds used to reduce the Company's note receivable from the Partnership. The Company used these proceeds to reduce its short-
term  borrowings  under its bank lines of credit.   At  June  30,
2000, the Company's investment in this project consisted of a $5,985,000 note receivable from the Partnership.

(6)  Impact of Recently Issued Accounting Standards

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FASB No. 133"). FASB No. 133 is effective January 1, 2001. FASB No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has no derivative or hedging instruments outstanding as of June 30, 2000, therefore, management does not anticipate that the adoption of FASB No. 133 will have a significant effect on the Company's results of consolidated operations or its financial position.

(7)  Capital Transactions

     The Company has purchased 191,281 shares of its common stock during the six months ending June 30, 2000, at an average price of $27.93. No purchases have been made subsequent to June 30, 2000. Since June 1998, the Company has purchased a total of 1,506,293 shares of its common stock, which represents approximately 13.6% of the common stock outstanding when the buyback program was initiated on June 30, 1998.

      On May 10, 2000, the Board of Directors approved the issuance of 2,000 shares of restricted stock to officers of the Company. The stock price on the date of grant was $31.125. The vesting period for the stock is 10 years or 32 months if certain operating results are achieved by the Company.

Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations.

Financial Condition

Comments are for the balance sheet dated June 30, 2000 compared to the balance sheet dated December 31, 1999.

      During the six months ending June 30, 2000, total assets decreased $14,255,000 and office and parking properties (before depreciation) decreased $15,366,000 or 2%.

     Parkway's direct investment in office and parking properties and office redevelopment decreased $41,978,000 net of depreciation to a carrying amount of $583,387,000 at June 30, 2000 and consisted of 48 operating properties. During the six months ending June 30, 2000, the Company also capitalized building improvements and additional purchase expenses of $7,311,000 and recorded depreciation expense of $8,826,000 related to its office and parking properties.

      During the six months ended June 30, 2000, office buildings held for sale decreased $19,621,000. On June 20, 2000, the Company completed the previously announced cash sale of its 220,000 square foot portfolio of office properties in Northern Virginia for net proceeds of $28.1 million. The Company recorded a gain for financial reporting purposes of $7.9 million on the sale in the second quarter. Of the total net proceeds, $13.4 million was used to reduce amounts outstanding on the Company's lines of credit. Subsequent to quarter end, the Company reinvested the remaining $14.7 million of the net proceeds from this sale through a tax-deferred exchange by purchasing 133,000 rentable square feet of Class A office condominium space in the Central Station building, which is 100% leased to a credit tenant through 2013, and located in St. Petersburg, FL.

      On June 22, 2000, the Company closed on the previously announced cash sale of its 116,000 square foot office property in Little Rock, Arkansas for net proceeds of $11.1 million. The Company recorded a gain for financial reporting purposes of $973,000 on the sale in the second quarter. The net proceeds from the sale were used to reduce amounts outstanding on the Company's lines of credit.

      The Company is also considering selling properties in Birmingham, Alabama and Indianapolis, Indiana and a 50% interest in a property in New Orleans, Louisiana. The investment decisions will be based upon the Company's analysis of existing markets and competing investment opportunities.

       During the six months ending June 30, 2000, office redevelopment decreased $18,511,000. The redevelopment of the Toyota Center, formerly the Moore Building, was substantially completed as of June 30, 2000. This building is owned by Moore Building Associates LP (the "Partnership") in which the Company has an ownership interest. The Partnership added an institutional investor in March 2000, subject to certain conditions of the Partnership agreement pertaining to the completion of the building and realization of the historic tax credits. During the second quarter of 2000, the majority of these conditions were met and management determined that the certification of the historic tax credits was probable. With the conditions for the institutional investor ownership in the Partnership being met, the Company's ownership interest is less than 1%. Therefore, the Company deconsolidated the Partnership in the second quarter of 2000 resulting in an increase of $18,358,000 in a note receivable from the Partnership and a corresponding decrease in real estate development. During the second quarter of 2000, the Partnership completed a $15,000,000 permanent financing of the Toyota Center with loan proceeds used to reduce the Company's note receivable from the Partnership. The Company used these proceeds to reduce its short-term borrowings under its bank lines of credit. At June 30, 2000, the Company's investment in this project consisted of a $5,985,000 note receivable from the Partnership. The adjacent 770-space garage, which is owned by the Company, was completed April 1, 2000 with the majority of the 84% pre-leased monthly parking fees commencing on that day.

      At June 30, 2000, non-core assets, other than mortgage loans, totaled $4,283,000. The Company expects to continue its efforts to liquidate these assets.

      During the six months ended June 30, 2000, the Company purchased $17,488,000 in common equity of other publicly traded real estate investment trusts ("REIT") and at June 30, 2000, hold securities with a market value of $6,906,000. The real estate equity securities are classified as available-for-sale securities and are reported on the balance sheet at fair market value. A valuation allowance and corresponding unrealized losses on real estate equity securities in the amount of $586,000 was recorded as of June 30, 2000 to reflect the change in market value.

      The RSVP Program is the Company's initiative to take advantage of discounted REIT valuations by purchasing common equity in other REITs. The Company is continuing to execute its RSVP initiative, resulting in the previously announced sale of its equity interest in another REIT for total proceeds of $10,577,000. A nonrecurring gain of $581,000 was recognized on the sale in the second quarter. Proceeds from the sale were reinvested in the repurchase of 93,471 shares of Parkway common stock at an average price of $28.07 per share and in equity securities of other REITs.

      Notes payable to banks totaled $79,510,000 at June 30, 2000 and are the result of advances under bank lines of credit to purchase additional office properties, make improvements to office properties, fund redevelopment costs, purchase real estate equity securities and purchase Company stock.

     Mortgage notes payable without recourse decreased $4,995,000 during the six months ended June 30, 2000 due to scheduled principal payments.

      The Company expects to continue seeking fixed rate, non-recourse mortgage financing at terms ranging from ten to twenty years on select office building investments as additional capital is needed. The Company plans to maintain a ratio of debt to total market capitalization from 25% to 45% although such ratio may from time to time temporarily exceed 45%, especially when the Company has incurred significant amounts of short-term debt in connection with acquisitions. In addition, volatility in the price of the Company's common stock, which is out of the control of the Company, may result in a debt to total market capitalization exceeding 45% from time to time. In addition to the debt to total market capitalization ratio, the Company also monitors interest and fixed charge coverage ratios. Interest coverage ratios are computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization. The interest coverage ratio for the six months ending June 30, 2000 and 1999 was 2.92 and 3.45 times, respectively. Fixed charge coverage ratios are computed by comparing the cash interest accrued, principal payments paid on mortgage loans and preferred dividends paid to earnings before interest, taxes, depreciation and amortization. The fixed charge coverage ratio for the six months ending June 30, 2000 and 1999 was 1.75 and 1.89 times, respectively.

      Stockholders' equity increased $4,109,000 during the six months ended June 30, 2000 as a result of the following factors
(in thousands):

                                             Increase (Decrease)
                                             -------------------

  Net income                                      $22,157
  Unrealized losses on real estate
    equity securities                                (586)
                                                  -------
  Comprehensive income                             21,571

  Shares purchased-Company common stock            (5,341)
  Preferred stock dividends declared               (2,898)
  Common stock dividends declared                  (9,832)
  Exercise of stock options                            60
  Shares issued in lieu of directors' fees             66
  Amortization of unearned compensation               483
                                                  -------
                                                  $ 4,109
                                                  =======

     The Company has purchased 191,281 shares of its common stock during the six months ended June 30, 2000, at an average price of $27.93. No purchases have been made subsequent to June 30, 2000. Since June 1998, the Company has purchased a total of 1,506,293 shares of its common stock, which represents approximately 13.6% of the common stock outstanding when the buyback program was initiated on June 30, 1998.

      On May 10, 2000, the Board of Directors approved the issuance of 2,000 shares of restricted stock to officers of the Company. The stock price on the date of grant was $31.125. The vesting period for the stock is 10 years or 32 months if certain operating results are achieved by the Company.

RESULTS OF OPERATIONS

Comments are for the three months and six months ended June 30, 2000 compared to the three months and six months ended June 30, 1999.

      Net income available for common stockholders for the three months ended June 30, 2000 was $14,379,000 ($1.46 per basic common share) as compared to $5,264,000 ($.52 per basic common share) for the three months ended June 30, 1999. Net income available for common stockholders for the six months ended June 30, 2000 was $19,259,000 ($1.95 per basic common share) as compared to $10,171,000 ($1.01 per basic common share) for the six months ended June 30, 1999. Net income included net gains from the sale of the real estate and other assets in the amount of $9,472,000 and $86,000 for the six months ended June 30, 2000 and 1999, respectively.

      The primary reason for the increase in the Company's net income from office and parking properties for 2000 as compared to 1999 is the reflection of the operations of the following properties subsequent to the date of purchase:

        Office Properties      Purchase Date   Sq. Feet
        --------------------  ---------------  --------
        Moorefield I             01/12/99       46,000
        Capitol Center           07/01/99      466,000

        Parking Property      Completion Date   Spaces
        --------------------  ---------------  --------
        Toyota Center Garage     04/01/00          770

      Operations of office and parking properties are summarized below (in thousands):

                       Three Months Ended   Six Months Ended
                             June 30             June 30
                       ------------------- -------------------
                          2000      1999      2000      1999
                       --------- --------- --------- ---------
     Income            $ 30,323  $ 27,332  $ 59,678  $ 54,243
     Operating expense  (12,478)  (11,162)  (24,574)  (22,439)
                       --------  --------  --------  --------
                         17,845    16,170    35,104    31,804
     Interest expense    (3,947)   (3,743)   (7,942)   (7,531)
     Depreciation and
       amortization      (4,833)   (4,219)   (9,469)   (8,300)
                       --------  --------  --------  --------
     Net Income        $  9,065  $  8,208  $ 17,693  $ 15,973
                       ========  ========  ========  ========

     Dividend income increased $364,000 for the six months ending June 30, 2000 compared to the six months ending June 30, 1999. The increase is due to the income earned on the purchase of common equity of other publicly traded REITs in 2000 through the Company's RSVP Program.

      The $261,000 increase in other income is primarily due to interest income earned on the note receivable from Moore Building Associates LP of $236,000 and the incentive management fee earned from the Toyota Center (formerly Moore Building) of $55,000 for the six months ending June 30, 2000.

      Net losses on operations of other real estate properties held for sale were $30,000 and $83,000 for the six months ending
June 30, 2000 and 1999, respectively, and consisted primarily of property taxes on land held for sale.

       The $411,000 increase in interest expense on office properties is primarily due to the mortgage loans assumed and/or new loans placed in 1999. The average interest rate on mortgage notes payable as of June 30, 2000 and 1999 was 7.4%.

     The $2,129,000 increase in contractual interest expense on bank notes for the six months ending June 30, 2000 compared to the six months ending June 30, 1999 is primarily due to the increase in the average balance of borrowings outstanding under bank lines of credit from $44,468,000 during 1999 to $101,523,000 during 2000. In addition, weighted average interest rates under existing bank lines of credit increased from 6.3% for the six months ending June 30, 1999 to 7.55% for the six months ending

June 30, 2000.

     General and administrative expenses were $2,334,000 and $1,706,000 for the six months ended June 30, 2000 and 1999, respectively. The primary reason for the $628,000 increase is due to the amortization of restricted stock shares approved by the shareholders at the June 3, 1999 annual meeting.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

      Cash and cash equivalents were $15,339,000 and $885,000 at June 30, 2000 and December 31, 1999, respectively. The Company generated $15,831,000 in cash flows from operating activities during the six months ending June 30, 2000 compared to $19,688,000 for the same period of 1999. The Company generated $28,601,000 in investing activities during the six months ending June 30, 2000. In implementing its investment strategy, the Company used $17,488,000 to purchase real estate equity securities. Proceeds from the sale of real estate and other assets were $49,753,000 and $401,000 for the six months ended June 30, 2000 and 1999, respectively. The Company also spent $8,011,000 to make capital improvements at its office properties and $8,030,000 toward the Memphis real estate redevelopment projects. Cash dividends of $12,572,000 ($1.00 per common share and $1.09375 per preferred share) were paid to stockholders, 191,281 shares of common stock were repurchased for a total of $5,341,000 and principal payments of $4,995,000 were made on mortgage notes payable during the six months ending June 30, 2000.

Liquidity

     The Company plans to continue pursuing the purchase of additional investments that meet the Company's investment criteria and intends to use bank lines of credit, proceeds from the sale of non-core assets and cash balances to fund those acquisitions. At June 30, 2000, the Company had $79,510,000 outstanding under two bank lines of credit.

     The Company is exposed to interest rate changes primarily as a result of its lines of credit used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows at fixed rates, but also has a three-year $150 million unsecured revolving credit facility with a consortium of 13 banks with Chase Bank of Texas, National Association serving as the lead agent (the "$150 million line") and a three-year $10 million unsecured line of credit with AmSouth Bank (the "$10 million line"). The interest rates on the lines of credit are equal to the 30 day LIBOR rate plus 112.5 to 137.5 basis points, depending upon overall Company leverage. The interest rate on the $10 million line and the $150 million line was 8.04% and 8.03% respectively, at June 30, 2000.

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

     At June 30, 2000, the Company had $209,741,000 of non-recourse fixed rate mortgage notes payable with an average interest rate of 7.40% secured by office properties and
$79,510,000 drawn under bank lines of credit. Based on the Company's total market capitalization of approximately $654,106,000 at June 30, 2000 (using the June 30, 2000 closing price of $30.50 per common share), the Company's debt represented approximately 44% of its total market capitalization. The Company plans to maintain a ratio of debt to total market capitalization from 25% to 45% although such ratio may from time to time temporarily exceed 45%, especially when the Company has incurred significant amounts of short-term debt in connection with acquisitions. In addition, volatility in the price of the Company's common stock, which is out of the control of the Company, may result in a debt to market capitalization exceeding 45% from time to time. In addition to the debt to total market capitalization ratio, the Company also monitors interest and fixed charge coverage ratios. Interest coverage ratios are computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization. The interest coverage ratio for the six months ending June 30, 2000 and 1999 was 2.92 and 3.45 times, respectively. Fixed charge coverage ratios are computed by comparing the cash interest accrued, principal payments paid on mortgage loans and preferred dividends paid to earnings before interest, taxes, depreciation and amortization. The fixed charge coverage ratio for the six months ending June 30, 2000 and 1999 was 1.75 and 1.89 times, respectively.

     The table below presents the principal payments due and weighted average interest rates for the fixed rate debt.

                               Average     Fixed Rate Debt
                            Interest Rate   (In thousands)
                            -------------  ---------------

          2000*                 7.40%          $  5,184
          2001                  7.40%            10,961
          2002                  7.40%            11,803
          2003                  7.39%            14,374
          2004                  7.39%            13,619
          2005                  7.38%            14,666
          Thereafter            7.59%           139,134
                                               --------
          Total                                $209,741
                                               ========
          Fair value at 6/30/00                $206,123
                                               ========
*Remaining six months

     The Company presently has plans to make capital improvements at its office properties during the remainder of 2000 of approximately $10,455,000. These expenses include tenant improvements, capitalized acquisition costs and capitalized building improvements. Approximately $2,793,000 of these improvements relate to upgrades on properties acquired in recent years that were anticipated at the time of purchase. All such improvements are expected to be financed by cash flow from the properties and advances on the bank lines of credit.

     The Company anticipates that its current cash balance, operating cash flows, proceeds from the sale of office properties held for sale and other assets and borrowings (including borrowings under the working capital line of credit) will be adequate to pay the Company's (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders, (iv) capital improvements, and (v) normal repair and maintenance expenses at its properties both in the short and long term.

Funds From Operations

     Management believes that funds from operations ("FFO") is an appropriate measure of performance for equity REITs. Funds from operations is defined by the National Association of Real Estate Investment Trusts (NAREIT) as net income or loss, excluding gains or losses from debt restructuring and sales of properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In March 1995, NAREIT issued a clarification of the definition of FFO. The clarification provides that amortization of deferred financing costs and depreciation of non-real estate assets are not to be added back to net income to arrive at FFO. In addition, effective January 1, 2000, NAREIT has clarified that FFO should include both recurring and non-recurring operating results except those defined as extraordinary items under generally accepted accounting principles and gains or losses from sales of depreciable operating property. The Company's calculation of FFO shown below is consistent with NAREIT's recent clarification and includes an adjustment of $86,000 for the six months ending June 30, 1999 to include gains on sales of real estate held for sale during that quarter. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not an indication of cash available to fund cash needs. Funds from operations should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

     The following table presents the Company's FFO for the three
months  and  six  months  ended  June  30,  2000  and  1999   (in
thousands):
                       Three Months Ended    Six Months Ended
                             June 30              June 30
                      -------------------- --------------------
                       2000         1999      2000       1999
                      ------------------    --------- ---------
Net income              $15,828   $ 6,713   $22,157    $13,069
Adjustments to
  derive funds from
  operations:
Preferred dividends      (1,449)   (1,449)   (2,898)    (2,898)
Depreciation and
  amortization            4,833     4,219     9,469      8,300
Equity in earnings           (9)       (2)      (22)       (14)
Distributions from
  unconsolidated
  subsidiaries                -         -        20         19
Gain on real estate      (8,891)        -    (8,891)         -
Amortization of
  discounts, deferred
  gains and other            (3)      (35)      (19)       (36)
                        -------   -------   -------    -------
Funds from Operations   $10,309   $ 9,446   $19,816    $18,440
                        =======   =======   =======    =======

     NAREIT has recommended supplemental disclosure concerning capital expenditures, leasing costs and straight-line rents which are given below (in thousands):

                        Three Months Ended   Six Months Ended
                              June 30             June 30
                        ------------------  -------------------
                         2000       1999      2000        1999
                        -------    -------   -------    -------
Straight-line rents      $  407     $  328    $  772     $  693
Building improvements       929        621     1,533        970
Tenant improvements:
  New leases                936        239     2,119        690
  Lease renewals            605        559     1,639      1,249
Leasing commissions:
  New leases                488        111       764        286
  Lease renewals            194        172       422        382
Leasing commissions
  amortized                 325        229       612        442
Upgrades on recent
  acquisitions            1,025      1,673     1,534      3,766

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

          Filed in March 31, 2000 form 10-Q



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


DATED:  August 11, 2000              PARKWAY PROPERTIES, INC.



                                     /s/ Regina P. Shows
                                     Regina P. Shows, CPA
                                     Chief Accounting Officer