Form 10-Q
period 2000-09-30
PARKWAY PROPERTIES INC
filed 2000-11-14
CIK 729237

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                ---------------------------------

                            FORM 10-Q

[x]       Quarterly Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934

          For Quarterly Period Ended September 30, 2000

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

      9,783,449 shares of Common Stock, $.001 par value, were outstanding as of November 14, 2000.

                    PARKWAY PROPERTIES, INC.

                            FORM 10-Q

                        TABLE OF CONTENTS
            FOR THE QUARTER ENDED SEPTEMBER 30, 2000

----------------------------------------------------------------

                                                            Pages
                                                            -----

                  Part I. Financial Information

Item 1.  Financial Statements

   Consolidated Balance Sheets, September 30, 2000 and
     December 31, 1999                                       3

   Consolidated Statements of Income for the Three Months
     and Nine Months Ended September 30, 2000 and 1999       4

   Consolidated Statements of Stockholders' Equity for the
     Nine Months Ended September 30, 2000 and 1999           6

   Consolidated Statements of Cash Flow for the
     Nine Months Ended September 30, 2000 and 1999           7

   Notes to Consolidated Financial Statements                8

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations    11


Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk                                20



                     Part II.  Other Information


Item 5.  Other Information                                  20


Item 6.  Exhibits and Reports on Form 8-K                   21



                           Signatures

Authorized signatures                                       22





                    PARKWAY PROPERTIES, INC.
                   CONSOLIDATED BALANCE SHEETS
         (In thousands, except share and per share data)


                                        September 30  December 31
                                           2000          1999
                                        ------------  -----------
(Unaudited)
 Assets
 Real estate related investments:
   Office and parking properties..........$652,244   $628,552
   Office properties held for sale........       -     19,621
   Office and parking redevelopment.......       -     18,511
   Accumulated depreciation............... (54,009)   (41,319)
                                          --------   --------
                                           598,235    625,365

   Land held for sale.....................   4,283      4,283
   Note receivable from Moore Building
     Associates LP........................   7,996          -
   Real estate equity securities..........  16,632          -
   Mortgage loans.........................     885        890
   Real estate partnership................     374        361
                                          --------   --------
                                           628,405    630,899
 Interest, rents receivable and other
   assets................................   19,730     17,585
 Cash and cash equivalents...............    1,249        885
                                          --------   --------
                                          $649,384   $649,369
                                          ========   ========

 Liabilities
 Notes payable to banks...................$ 72,037   $ 86,640
 Mortgage notes payable without recourse.. 228,151    214,736
 Accounts payable and other liabilities...  23,494     26,929
                                          --------   --------
                                           323,682    328,305
                                          --------   --------

 Stockholders' Equity
 8.75% Series A Preferred stock, $.001 par
   value, 2,750,000 shares authorized and
   2,650,000 shares issued and outstanding
   in 2000 and 1999.......................  66,250     66,250
 Common stock, $.001 par value, 67,250,000
   shares authorized, 9,791,272 and
   9,972,318 shares issued and
   outstanding in 2000 and 1999,
   respectively...........................      10         10
 Additional paid-in capital............... 214,599    220,526
 Unearned compensation....................  (3,434)    (4,923)
 Accumulated other comprehensive income...      95          -
 Retained earnings........................  48,182     39,201
                                          --------   --------
                                           325,702    321,064
                                          --------   --------
                                          $649,384   $649,369
                                          ========   ========


         See notes to consolidated financial statements.

                    PARKWAY PROPERTIES, INC.
               CONSOLIDATED STATEMENTS OF INCOME
             (In thousands, except per share data)

                                         Three Months Ended
                                            September 30
                                        ---------------------
                                          2000         1999
                                        --------     --------
                                             (Unaudited)
Revenues
Income from office and parking
  properties                            $29,312       $29,520
Interest on mortgage loans                   23            23
Management company income                   183           318
Interest on note receivable from
  Moore Building Associates LP              267             -
Incentive management fee from
  Moore Building Associates LP               65             -
Dividend income                             200            18
Interest on cash equivalents                 93            16
Deferred gains and other income              22            14
                                        -------       -------
                                         30,165        29,909
                                        -------       -------
Expenses
Office and parking properties:
  Operating expense                      12,042        12,558
  Interest expense:
    Contractual                           4,090         3,736
    Amortization of loan costs.              47            37
  Depreciation and amortization           4,933         4,568
Other real estate properties:
  Operating expense                          16            16
Interest expense on bank notes:
  Contractual                             1,451         1,290
  Amortization of loan costs                160           114
Management company expenses                 155           179
General and administrative                  781         1,380
                                        -------       -------
                                         23,675        23,878
                                        -------       -------
Income before minority interest           6,490         6,031

Minority interest
  Minority interest - unit holders           (2)           (1)
                                        -------       -------
Net income                                6,488         6,030

Dividends on preferred stock              1,450         1,450
                                        -------       -------
Net income available to common
  stockholders                          $ 5,038       $ 4,580
                                        =======       =======
Net income per common share:
  Basic                                 $   .51       $   .45
                                        =======       =======
  Diluted                               $   .51       $   .45
                                        =======       =======
Dividends per common share:
  Basic                                 $   .56       $   .50
                                        =======       =======
  Diluted                               $   .56       $   .50
                                        =======       =======
Weighted average shares outstanding:
  Basic                                   9,790        10,124
                                        =======       =======
  Diluted                                 9,921        10,263
                                        =======       =======

         See notes to consolidated financial statements.

                    PARKWAY PROPERTIES, INC.
               CONSOLIDATED STATEMENTS OF INCOME
             (In thousands, except per share data)

                                          Nine Months Ended
                                            September 30
                                        ---------------------
                                          2000         1999
                                        --------     --------
                                            (Unaudited)
Revenues
Income from office and parking
  properties                            $88,990       $83,763
Interest on mortgage loans                   68            69
Management company income                   525           657
Interest on note receivable from
  Moore Building Associates LP              503             -
Incentive management fee from
  Moore Building Associates LP              120             -
Dividend income                             612            66
Interest on cash equivalents                143           43
Deferred gains and other income             102           124
                                        -------       -------
                                         91,063        84,722
                                        -------       -------
Expenses
Office and parking properties:
  Operating expense                      36,616        34,997
  Interest expense:
    Contractual                          11,952        11,180
    Amortization of loan costs.             127           124
  Depreciation and amortization          14,402        12,868
Other real estate properties:
  Operating expense                          46            99
Interest expense on bank notes:
  Contractual                             4,814         2,524
  Amortization of loan costs                381           400
Management company expenses                 434           429
General and administrative                3,115         3,086
                                        -------       -------
                                         71,887        65,707
                                        -------       -------
Income before gains and minority
  interest                               19,176        19,015

Gain on sales and minority interest
Gain on sale of real estate held
  for sale and securities                 9,472            86
Minority interest - unit holders             (3)           (2)
                                        -------       -------
Net income                               28,645        19,099

Dividends on preferred stock              4,348         4,348
                                        -------       -------
Net income available to common
  stockholders                          $24,297       $14,751
                                        =======       =======
Net income per common share:
  Basic                                 $  2.47       $  1.46
                                        =======       =======
  Diluted                               $  2.44       $  1.45
                                        =======       =======
Dividends per common share:
  Basic                                 $  1.56       $  1.40
                                        =======       =======
  Diluted                               $  1.56       $  1.40
                                        =======       =======
Weighted average shares outstanding:
  Basic                                   9,837        10,086
                                        =======       =======
  Diluted                                 9,940        10,202
                                        =======       =======
         See notes to consolidated financial statements.

                    PARKWAY PROPERTIES, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (In thousands)

                                       Nine Months Ended
                                            September 30
                                        ---------------------
                                          2000         1999
                                        --------     --------
                                            (Unaudited)

8.75% Series A Preferred stock,
  $.001 par value
  Balance at beginning of period......  $ 66,250     $ 66,250
                                        --------     --------
  Balance at end of period............    66,250       66,250
                                        --------     --------
Common stock, $.001 par value
  Balance at beginning of period......        10           10
                                        --------     --------
  Balance at end of period............        10           10
                                        --------     --------
Additional paid-in capital
  Balance at beginning of period......   220,526      223,834
    Stock options exercised...........       131          212
    Shares issued in lieu of
      Directors' fees.................        64           72
    Restricted shares issued..........        62        5,357
    Reclassification for issuance of
      restricted shares...............      (843)           -
    Purchase of company stock.........    (5,341)      (4,362)
                                        --------     --------
  Balance at end of period............   214,599      225,113
                                        --------     --------
Unearned compensation
  Balance at beginning of period......    (4,923)           -
    Restricted shares issued..........       (62)      (5,358)
    Reclassification for issuance of
      restricted shares...............       843            -
    Amortization of unearned
      compensation....................       708          300
                                        --------     --------
  Balance at end of period............    (3,434)      (5,058)
                                        --------     --------
Accumulated other comprehensive income
  Balance at beginning of period......         -            -
    Change in net unrealized gain on
      real estate equity securities...        95            -
                                        --------     --------
  Balance at end of period............        95            -
                                        --------     --------
Retained earnings
  Balance at beginning of period......    39,201       37,857
    Net income........................    28,645       19,099
    Preferred stock dividends declared    (4,348)      (4,348)
    Common stock dividends declared...   (15,316)     (14,158)
                                        --------     --------
  Balance at end of period............    48,182       38,450
                                        --------     --------
Total stockholders' equity............  $325,702     $324,765
                                        ========     ========


         See notes to consolidated financial statements.

                    PARKWAY PROPERTIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOW
                         (In thousands)

                                         Nine Months Ended
                                            September 30
                                        ----------------------
                                          2000         1999
                                        ---------    ---------
                                             (Unaudited)
Operating activities
  Net income........................... $ 28,645    $ 19,099
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization......   14,402      12,868
    Amortization of unearned
      compensation.....................      708         300
    Gain on real estate held for
      sale and other assets............   (9,472)        (86)
    Equity in earnings and other.......      (35)        (56)
    Changes in operating assets and
      liabilities:
        (Increase) decrease in
          receivables..................   (2,299)        258
        Decrease in accounts payable
          and accrued expenses.........   (3,467)       (134)
                                        --------    --------
  Cash provided by operating activities   28,482      32,249
                                        --------    --------
Investing activities
  Payments received on mortgage loans..        5           4
  Net decrease in note receivable from
    Moore Building Associates LP.......   10,363           -
  Purchases of real estate related
    investments........................  (16,499)    (42,771)
  Purchases of real estate equity
    securities.........................  (26,533)          -
  Proceeds from sale of real estate
    held for sale and securities.......   49,753         401
  Real estate development..............   (8,167)     (7,499)
  Improvements to real estate related
    investments........................  (11,227)    (10,977)
                                        --------    --------
  Cash used in investing activities....   (2,305)    (60,842)
                                        --------    --------
Financing activities
  Principal payments on mortgage notes
    payable............................   (7,585)     (6,712)
  Net proceeds from (payments on)
    bank borrowings....................  (14,603)     35,711
  Proceeds from long-term financing....   21,000      20,100
  Stock options exercised..............      131         212
  Dividends paid on common stock.......  (15,067)    (14,012)
  Dividends paid on preferred stock....   (4,348)     (4,348)
  Purchases of Company stock...........   (5,341)     (4,362)
                                        --------    --------
  Cash (used in) provided in financing
    activities.........................  (25,813)     26,589
                                        --------    --------
  Increase (decrease) in cash and
    cash equivalents...................      364      (2,004)

  Cash and cash equivalents at
    beginning of period................      885       2,937
                                        --------    --------
  Cash and cash equivalents at end of
    period............................. $  1,249    $    933
                                        ========    ========

         See notes to consolidated financial statements.

Parkway Properties, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2000

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
                                           Nine Months Ended
                                             September 30
                                        -----------------------
                                           2000         1999
                                        ----------- -----------

     Cash paid for interest.............$17,507,000 $13,831,000
     Mortgage assumed in purchase.......          -   1,936,000
     Income taxes paid..................    127,000     194,000
     Restricted shares issued...........     62,000   5,358,000
     Shares issued in lieu of
       Directors' fees..................     64,000      72,000

(4)  Acquisitions and Dispositions

     During the nine months ended September 30, 2000, the Company purchased $26,533,000 in common equity of other publicly traded real estate investment trusts ("REIT") in accordance with the Company's REIT Significant Value Program ("RSVP Program"). The RSVP Program is the Company's initiative to take advantage of discounted REIT valuations by purchasing common equity in other REITs. The Company is continuing to execute its RSVP initiative, which resulted in the previously announced sale of its equity interest in another REIT for $10,577,000. A nonrecurring gain of $581,000 was recognized on the sale in the second quarter of 2000. Proceeds from the sale were used to purchase 93,471 shares of Parkway common stock at an average price of $28.07 per share and in equity securities of other REITs. At September 30, 2000, the securities held are reflected in the consolidated balance sheet at their market value of $16,632,000 and the net unrealized gain on these securities of $95,000 reflected in shareholders' equity.

     On June 20, 2000, the Company completed the cash sale of its 220,000 square foot portfolio of office properties in Northern Virginia for net proceeds of $28.1 million. The Company recorded a gain for financial reporting purposes of $7.9 million on the sale in the second quarter. Of the total net proceeds, $13.4 million was used to reduce amounts outstanding on the Company's lines of credit. The Company reinvested the remaining $14.7 million of the net proceeds from this sale through a tax-deferred exchange by purchasing 133,000 rentable square feet of Class A office condominium space in St. Petersburg, Florida.

     On June 22, 2000, the Company closed on the cash sale of its 116,000 square foot office property in Little Rock, Arkansas for net proceeds of $11.1 million. The Company recorded a gain for financial reporting purposes of $973,000 on the sale in the second quarter. The net proceeds from the sale were used to reduce amounts outstanding on the Company's lines of credit.

     On August 3, 2000, the Company purchased 133,000 rentable square feet of Class A office condominium space in the Central Station building in St. Petersburg, Florida for $16,500,000. Central Station is a two-story office complex, which is part of an eight-story commercial condominium building containing 630,000 square feet. The remaining six floors of the building, referred to as the South Core Parking Garage are owned separately by unrelated parties. The shell of the building was constructed in 1990, and the two floors of office space were completed in 1998. The building is located in the central business district of St. Petersburg, Florida.

(5)  Deconsolidation of Moore Building Associates LP

     The redevelopment of the Toyota Center, formerly the Moore Building, was substantially completed as of June 30, 2000. This building is owned by Moore Building Associates LP (the "Partnership") in which the Company has an ownership interest.
The Partnership added an institutional investor in March 2000, subject to certain conditions of the Partnership agreement pertaining to the completion of the building and realization of the historic tax credits. During the second quarter of 2000, the majority of these conditions were met and management determined that the certification of the historic tax credits was probable. With the conditions for the institutional investor ownership in the Partnership being met, the Company's ownership interest is less than 1%. Therefore, the Company deconsolidated the Partnership in the second quarter of 2000 resulting in an increase of $18,358,000 in a note receivable from the Partnership and a corresponding decrease in real estate development. During the second quarter of 2000, the Partnership completed a $15,000,000 permanent financing of the Toyota Center with loan proceeds used to reduce the Company's note receivable from the Partnership. The Company used these proceeds to reduce its short-term borrowings under its bank lines of credit. At September 30, 2000, the Company's investment in this project consisted of a $7,996,000 note receivable from the Partnership.

(6)  Impact of Recently Issued Accounting Standards

     The FASB has issued Statement of Financial Accounting Standards No. 138 ("FASB No. 138"), Accounting for Derivative Instruments and Hedging Activities which amended certain provisions of FASB No. 133 and requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. FASB No. 138 is effective for the Company on January 1, 2001. The Company has no derivative or hedging instruments outstanding as of September 30, 2000. Management does not anticipate that the adoption of FASB No. 138 will have a significant effect on the Company's results of consolidated operations or its financial position.

(7)  Capital Transactions

     The Company has purchased 191,281 shares of its common stock during the nine months ending September 30, 2000, at an average price of $27.93. Subsequent to September 30, 2000, the Company purchased 8,000 additional shares of its common stock at an average price of $29.49. Since June 1998, the Company has purchased a total of 1,514,293 shares of its common stock, which represents approximately 13.7% of the common stock outstanding when the buyback program was initiated on June 30, 1998.

     On May 10, 2000, the Board of Directors approved the issuance of 2,000 shares of restricted stock to officers of the Company. The stock price on the date of grant was $31.125. The vesting period for the stock is 10 years or 32 months if certain operating results are achieved by the Company.

(8)  Subsequent Events

     On October 6, 2000, the Company entered into an agreement with Five Arrows Realty Securities III LLC, an investment fund managed by Rothschild Realty, Inc., a member of the Rothschild Group, providing for the sale of up to 2,142,857 shares of Series B Convertible Cumulative Preferred Stock at a price of $35.00 per share with an initial dividend payment rate of 8.34%. The net price to Parkway of the shares will be $34.30 per share. Under the terms of this agreement, Parkway may sell the Series B Preferred Stock to Five Arrows at up to four closings, at Parkway's option, during the nine months subsequent to October 6, 2000. Under the terms of the agreements entered into with Five Arrows, Parkway has appointed Matthew W. Kaplan, a managing director of Rothschild Realty, Inc. to its board of directors and has granted Five Arrows certain registration rights. In connection with this sale, Parkway issued a warrant to Five Arrows to purchase 75,000 shares of common stock at a price of $35.00 for a period of seven years.

     On October 20, 2000, the Company and Southeast OfficeInvest, LLC, an affiliate of Investcorp International, Inc., announced the formation of a strategic joint venture to acquire up to $100 million of office properties. The venture is targeting A and B+ quality office properties in Central Business Districts in the Southeast and Southwest United States. Under the terms of the joint venture agreement, Parkway will operate, manage, and lease the properties on a day-to-day basis, provide acquisition and construction management services to the venture, and receive fees for providing these services. The venture will arrange first mortgage financing which will approximate 70% of the value of each office asset purchased. This debt will be non-recourse, property specific debt. Investcorp will provide 75% of the joint venture capital, and Parkway will provide 25%, with distributions being made pro rata. No investments have been made and no funds have been advanced under this agreement as of November 14, 2000.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

Comments are for the balance sheet dated September 30, 2000 compared to the balance sheet dated December 31, 1999.

     During the nine months ending September 30, 2000, total assets increased $15,000 and office and parking properties
(before depreciation) increased $4,071,000 or .6%.

     Parkway's direct investment in office and parking properties and office redevelopment decreased $27,130,000 net of depreciation to a carrying amount of $598,235,000 at September 30, 2000 and consisted of 49 operating properties. During the nine months ending September 30, 2000, the Company capitalized building improvements and additional purchase expenses of $10,248,000 and recorded depreciation expense of $13,415,000 related to its office and parking properties.

     During the nine months ended September 30, 2000, office properties held for sale decreased $19,621,000. On June 20, 2000, the Company completed the cash sale of its 220,000 square foot portfolio of office properties in Northern Virginia for net proceeds of $28.1 million. The Company recorded a gain for financial reporting purposes of $7.9 million on the sale in the second quarter. Of the total net proceeds, $13.4 million was used to reduce amounts outstanding on the Company's lines of credit. The Company reinvested the remaining $14.7 million of the net proceeds from this sale through a tax-deferred exchange by purchasing 133,000 rentable square feet of Class A office condominium space in St. Petersburg, Florida.

     On June 22, 2000, the Company closed on the cash sale of its 116,000 square foot office property in Little Rock, Arkansas for net proceeds of $11.1 million. The Company recorded a gain for financial reporting purposes of $973,000 on the sale in the second quarter. The net proceeds from the sale were used to reduce amounts outstanding on the Company's lines of credit.

     On August 3, 2000, the Company purchased 133,000 rentable square feet of Class A office condominium space in the Central Station building in St. Petersburg, Florida for $16,500,000. Central Station is a two-story office complex, which is part of an eight-story commercial condominium building containing 630,000 square feet. The remaining six floors of the building, referred to as the South Core Parking Garage are owned separately by unrelated parties. The shell of the building was constructed in 1990, and the two floors of office space were completed in 1998. The building is located in the central business district of St. Petersburg, Florida.

     The Company is also considering selling properties in Birmingham, Alabama and Indianapolis, Indiana. The investment decisions will be based upon the Company's analysis of existing markets and competing investment opportunities.

     During the nine months ending September 30, 2000, office and parking redevelopment decreased $18,511,000. The redevelopment of the Toyota Center, formerly the Moore Building, was substantially completed as of June 30, 2000. This building is owned by Moore Building Associates LP (the "Partnership") in which the Company has an ownership interest. The Partnership added an institutional investor in March 2000, subject to certain conditions of the Partnership agreement pertaining to the completion of the building and realization of the historic tax credits. During the second quarter of 2000, the majority of these conditions were met and management determined that the certification of the historic tax credits was probable. With the conditions for the institutional investor ownership in the Partnership being met, the Company's ownership interest is less than 1%. Therefore, the Company deconsolidated the Partnership in the second quarter of 2000 resulting in an increase of $18,358,000 in a note receivable from the Partnership and a corresponding decrease in real estate development. During the second quarter of 2000, the Partnership completed a $15,000,000 permanent financing of the Toyota Center with loan proceeds used to reduce the Company's note receivable from the Partnership.
The Company used these proceeds to reduce its short-term borrowings under its bank lines of credit. At September 30, 2000, the Company's investment in this project consisted of a $7,996,000 note receivable from the Partnership. The adjacent 770-space garage, which is owned by the Company, was completed April 1, 2000 with the majority of the 84% pre-leased monthly parking fees commencing on that day.

     At September 30, 2000, non-core assets, other than mortgage loans, totaled $4,283,000. The Company expects to continue its efforts to liquidate these assets.

     During the nine months ended September 30, 2000, the Company purchased $26,533,000 in common equity of other publicly traded real estate investment trusts ("REIT") in accordance with the Company's REIT Significant Value Program ("RSVP Program"). The RSVP Program is the Company's initiative to take advantage of discounted REIT valuations by purchasing common equity in other REITs. The Company is continuing to execute its RSVP initiative, which resulted in the previously announced sale of its equity interest in another REIT for $10,577,000. A nonrecurring gain of $581,000 was recognized on the sale in the second quarter of 2000. Proceeds from the sale were used to purchase 93,471 shares of Parkway common stock at an average price of $28.07 per share and in equity securities of other REITs. At September 30, 2000, the securities held are reflected in the consolidated balance sheet at their market value of $16,632,000 and the net unrealized gain on these securities of $95,000 reflected in shareholders' equity.

     Notes payable to banks totaled $72,037,000 at September 30, 2000 and are the result of advances under bank lines of credit to purchase additional office properties, make improvements to office properties, fund redevelopment costs, purchase real estate equity securities and purchase Company stock.

     Mortgage notes payable without recourse increased $13,415,000 during the nine months ended September 30, 2000 due to the funding of a $21,000,000 fixed rate loan and scheduled principal payments of $7,585,000. On August 14, 2000, the Company closed a $21,000,000 non-recourse first mortgage on the Capitol Center building in Columbia, South Carolina. The loan was funded by Principal Commercial Funding LLC at a fixed rate of 8.18%. The loan proceeds were used to reduce amounts outstanding on the Company's lines of credit.

     The Company expects to continue seeking fixed rate, non-recourse mortgage financing at terms ranging from ten to twenty years on select office building investments as additional capital is needed. The Company plans to maintain a ratio of debt to total market capitalization from 25% to 45% although such ratio may from time to time temporarily exceed 45%, especially when the Company has incurred significant amounts of short-term debt in connection with acquisitions. In addition, volatility in the price of the Company's common stock, which is out of the control of the Company, may result in a debt to total market capitalization exceeding 45% from time to time. In addition to the debt to total market capitalization ratio, the Company also monitors interest and fixed charge coverage ratios. Interest coverage ratios are computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization. The interest coverage ratio for the nine months ending September 30, 2000 and 1999 was 2.99 and 3.31 times, respectively. Fixed charge coverage ratios are computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to earnings before interest, taxes, depreciation and amortization. The fixed charge coverage ratio for the nine months ending September 30, 2000 and 1999 was 1.77 and 1.85 times, respectively.

     Stockholders' equity increased $4,638,000 during the nine months ended September 30, 2000 as a result of the following factors (in thousands):

                                             Increase (Decrease)
                                             -------------------

  Net income                                      $28,645
  Net unrealized gain on real estate
    equity securities                                  95
                                                  -------
  Comprehensive income                             28,740

  Shares purchased-Company common stock            (5,341)
  Preferred stock dividends declared               (4,348)
  Common stock dividends declared                 (15,316)
  Exercise of stock options                           131
  Shares issued in lieu of directors' fees             64
  Amortization of unearned compensation               708
                                                  -------
                                                  $ 4,638
                                                  =======

     The Company has purchased 191,281 shares of its common stock during the nine months ended September 30, 2000, at an average price of $27.93. Subsequent to September 30, 2000, the Company purchased 8,000 additional shares of its common stock at an average price of $29.49. Since June 1998, the Company has purchased a total of 1,514,293 shares of its common stock, which represents approximately 13.7% of the common stock outstanding when the buyback program was initiated on June 30, 1998.

     On May 10, 2000, the Board of Directors approved the issuance of 2,000 shares of restricted stock to officers of the Company. The stock price on the date of grant was $31.125. The vesting period for the stock is 10 years or 32 months if certain operating results are achieved by the Company.


RESULTS OF OPERATIONS

Comments are for the three months and nine months ended September
30, 2000 compared to the three months and nine months ended
September 30, 1999.

     Net income available for common stockholders for the three months ended September 30, 2000 was $5,038,000 ($.51 per basic common share) as compared to $4,580,000 ($.45 per basic common share) for the three months ended September 30, 1999. Net income available for common stockholders for the nine months ended September 30, 2000 was $24,297,000 ($2.47 per basic common share) as compared to $14,751,000 ($1.46 per basic common share) for the nine months ended September 30, 1999. Net income included net gains from the sale of real estate and securities in the amount of $9,472,000 and $86,000 for the nine months ended September 30, 2000 and 1999, respectively.

     The primary reason for the change in the Company's net income from office and parking properties for 2000 as compared to 1999 is the net effect of the operations of the following properties purchased and sold:

     Properties Purchased/Constructed:
     --------------------------------

      Office Properties         Purchase Date   Sq. Feet
      -----------------        ---------------  --------
      Moorefield I                01/12/99       46,000
      Capitol Center              07/01/99      466,000
      Central Station             08/03/00      133,000

      Parking Property         Completion Date   Spaces
      --------------------     ---------------  --------
      Toyota Center Garage        04/01/00          770


     Properties Sold:
     ---------------

      Office Properties           Date Sold     Sq. Feet
      -----------------------  ---------------  --------
      West Office                 11/30/99       21,000
      Cherokee                    06/20/00       54,000
      Courthouse                  06/20/00       95,000
      Loudoun Plaza               06/20/00       72,000
      First Little Rock Plaza     06/22/00      116,000

     Operations of office and parking properties are summarized below (in thousands):

                       Three Months Ended  Nine Months Ended
                           September 30       September 30
                       ------------------- -------------------
                          2000      1999      2000      1999
                       --------- --------- --------- ---------
     Income            $ 29,312  $ 29,520  $ 88,990  $ 83,763
     Operating expense  (12,042)  (12,558)  (36,616)  (34,997)
                       --------  --------  --------  --------
                         17,270    16,962    52,374    48,766
     Interest expense    (4,137)   (3,773)  (12,079)  (11,304)
     Depreciation and
       amortization      (4,933)   (4,568)  (14,402)  (12,868)
                       --------  --------  --------  --------
     Net Income        $  8,200  $  8,621  $ 25,893  $ 24,594
                       ========  ========  ========  ========

     Dividend income increased $546,000 for the nine months ending September 30, 2000 compared to the nine months ending September 30, 1999. The increase is due to the income earned on the purchase of common equity of other publicly traded REITs in 2000 through the Company's RSVP Program.

     Income also increased due to the interest income earned on the note receivable from Moore Building Associates LP of $503,000 and the incentive management fee earned from the Toyota Center (formerly Moore Building) of $120,000 for the nine months ending September 30, 2000.

     Net losses on operations of other real estate properties held for sale were $46,000 and $99,000 for the nine months ending
September 30, 2000 and 1999, respectively, and consisted primarily of property taxes on land held for sale.

     The $775,000 increase in interest expense on office properties is primarily due to the mortgage loans assumed and/or new loans placed in 1999 and 2000. The average interest rate on mortgage notes payable as of September 30, 2000 and 1999 was 7.47% and 7.40%, respectively.

     The $2,290,000 increase in contractual interest expense on bank notes for the nine months ending September 30, 2000 compared to the nine months ending September 30, 1999 is primarily due to the increase in the average balance of borrowings outstanding under bank lines of credit from $58,849,000 during 1999 to $91,240,000 during 2000. In addition, weighted average interest rates under existing bank lines of credit increased from 6.38% for the nine months ending September 30, 1999 to 7.70% for the nine months ending September 30, 2000.

     General and administrative expenses were $3,115,000 and $3,086,000 for the nine months ended September 30, 2000 and 1999, respectively. The net increase of $29,000 is primarily due to the increase in amortization of unearned compensation expense pertaining to the Company's restricted stock shares offset by the decrease in due diligence expense. A non-recurring charge of $450,000 was recorded in the third quarter of 1999 for certain expenses related to an unsuccessful merger transaction.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

     Cash and cash equivalents were $1,249,000 and $885,000 at September 30, 2000 and December 31, 1999, respectively. The Company generated $28,482,000 in cash flows from operating activities during the nine months ending September 30, 2000 compared to $32,249,000 for the same period of 1999. The Company used $2,305,000 in investing activities during the nine months ending September 30, 2000. In implementing its investment strategy, the Company used $26,533,000 to purchase real estate equity securities during the nine months ended September 30, 2000. Proceeds from the sale of real estate and securities were $49,753,000 and $401,000 for the nine months ended September 30, 2000 and 1999, respectively. The Company also spent $11,227,000 to make capital improvements at its office properties and $8,167,000 toward the Memphis real estate redevelopment projects. Cash dividends of $19,415,000 ($1.56 per common share and $1.64 per preferred share) were paid to stockholders, 191,281 shares of common stock were repurchased for a total of $5,341,000.
Proceeds from long-term financing were $21,000,000 and principal payments of $7,585,000 were made on mortgage notes payable during the nine months ending September 30, 2000.

Liquidity

     The Company plans to continue pursuing the purchase of additional investments that meet the Company's investment criteria and intends to use bank lines of credit, proceeds from the sale of non-core assets, proceeds from the sale of convertible preferred stock and cash balances to fund those acquisitions. At September 30, 2000, the Company had $72,037,000 outstanding under two bank lines of credit.

     The Company is exposed to interest rate changes primarily as a result of its lines of credit used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows at fixed rates, but also has a three-year $150 million unsecured revolving credit facility with a consortium of 13 banks with Chase Bank of Texas, National Association serving as the lead agent (the "$150 million line") and a three-year $10 million unsecured line of credit with AmSouth Bank (the "$10 million line"). The interest rates on the lines of credit are equal to the 30 day LIBOR rate plus 112.5 to 137.5 basis points, depending upon overall Company leverage. The interest rate on the $10 million line and the $150 million line was 8.0% at September 30, 2000.

     The $10 million line is unsecured and is expected to fund the daily cash requirements of the Company's treasury management system. This line of credit matures September 30, 2001 and has an interest rate equal to the 30 day LIBOR rate plus 112.5 to
137.5 basis points, depending upon overall Company leverage, with the current rate set at LIBOR plus 137.5 basis points. The Company paid a facility fee of 40 basis points ($40,000) upon closing of the loan agreement and pays an annual administration fee of $3,000. The Company also pays fees on the unused portion of the line based upon overall Company leverage, with the current rate set at 25 basis points.

     The $150 million line is also unsecured and is expected to fund acquisitions of additional investments. This line of credit matures October 7, 2001 and has an interest rate equal to the LIBOR rate plus 112.5 to 137.5 basis points, depending upon overall Company leverage, with the current rate set at LIBOR plus
137.5 basis points. The Company paid a facility fee of $150,000 and originating fees of $432,500 (28.8 basis points) upon closing of the loan agreement and pays an annual administration fee of $37,500. The Company also pays unused fees on the unused portion of the line based upon overall Company leverage, with the current rate set at 25 basis points.

     At September 30, 2000, the Company had $228,151,000 of non-recourse fixed rate mortgage notes payable with an average interest rate of 7.47% secured by office properties and $72,037,000 drawn under bank lines of credit. Based on the Company's total market capitalization of approximately $665,112,000 at September 30, 2000 (using the September 30, 2000 closing price of $30.50 per common share), the Company's debt represented approximately 45.13% of its total market capitalization. The Company plans to maintain a ratio of debt to total market capitalization from 25% to 45% although such ratio may from time to time temporarily exceed 45%, especially when the Company has incurred significant amounts of short-term debt in connection with acquisitions. In addition, volatility in the price of the Company's common stock, which is out of the control of the Company, may result in a debt to market capitalization exceeding 45% from time to time. In addition to the debt to total market capitalization ratio, the Company also monitors interest and fixed charge coverage ratios. Interest coverage ratios are computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization. The interest coverage ratio for the nine months ending September 30, 2000 and 1999 was 2.99 and 3.31 times, respectively. Fixed charge coverage ratios are computed by comparing the cash interest accrued, principal payments paid on mortgage loans and preferred dividends paid to earnings before interest, taxes, depreciation and amortization. The fixed charge coverage ratio for the nine months ending September 30, 2000 and 1999 was 1.77 and 1.85 times, respectively.

     The table below presents the principal payments due and weighted average interest rates for the fixed rate debt.

                            Average        Fixed Rate Debt
                         Interest Rate      (In thousands)
                         -------------     ---------------

          2000*               7.47%            $  2,681
          2001                7.47%              11,235
          2002                7.48%              12,100
          2003                7.48%              14,697
          2004                7.48%              13,969
          2005                7.48%              15,047
          Thereafter          7.63%             158,422
                                               --------
          Total                                $228,151
                                               ========
          Fair value at 9/30/00                $220,343
                                               ========
*Remaining three months


     The Company anticipates that its current cash balance, operating cash flows, proceeds from the sale of office properties held for sale and other assets, proceeds from the sale of convertible preferred stock and borrowings (including borrowings under the working capital line of credit) will be adequate to pay the Company's (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders,
(iv) capital improvements, and (v) normal repair and maintenance expenses at its properties both in the short and long term.

Funds From Operations

     Management believes that funds from operations ("FFO") is an appropriate measure of performance for equity REITs. Funds from operations is defined by the National Association of Real Estate Investment Trusts (NAREIT) as net income or loss, excluding gains or losses from debt restructuring and sales of properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In March 1995, NAREIT issued a clarification of the definition of FFO. The clarification provides that amortization of deferred financing costs and depreciation of non-real estate assets are not to be added back to net income to arrive at FFO. In addition, effective January 1, 2000, NAREIT has clarified that FFO should include both recurring and non-recurring operating results except those defined as extraordinary items under generally accepted accounting principles and gains or losses from sales of depreciable operating property. The Company's calculation of FFO shown below is consistent with NAREIT's recent clarification and includes an adjustment of $86,000 for the nine months ending September 30, 1999 to include gains on sales of real estate held for sale during that quarter. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not an indication of cash available to fund cash needs. Funds from operations should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

   The following table presents the Company's FFO for the three months and nine months ended September 30, 2000 and 1999 (in thousands):
                       Three Months Ended   Nine Months Ended
                          September 30          September 30
                      -------------------- --------------------
                         2000      1999      2000       1999
                      ---------  --------- ---------  ---------
Net income              $ 6,488   $ 6,030   $28,645    $19,099
Adjustments to
  derive funds from
  operations:
Preferred dividends      (1,450)   (1,450)   (4,348)    (4,348)
Depreciation and
  amortization            4,933     4,568    14,402     12,868
Equity in earnings          (12)      (12)      (34)       (26)
Distributions from
  unconsolidated
  subsidiaries                -         -        20         19
Gain on sale of real
  estate                      -         -    (8,891)         -
Amortization of
  discounts, deferred
  gains and other            (2)      (13)      (21)       (48)
                        -------   -------   -------    -------
Funds from Operations   $ 9,957   $ 9,123   $29,773    $27,564
                        =======   =======   =======    =======

     NAREIT has recommended supplemental disclosure concerning capital expenditures, leasing costs and straight-line rents which are given below (in thousands):

                        Three Months Ended   Nine Months Ended
                            September 30        September 30
                        ------------------   -------------------
                          2000      1999       2000      1999
                        -------    -------   -------    -------
Straight-line rents      $  353     $  300    $1,125     $  993
Building improvements       479        690     2,012      1,660
Tenant improvements:
  New leases                466        511     2,585      1,201
  Lease renewals          1,380        391     3,019      1,640
Leasing commissions:
  New leases                208        227       972        513
  Lease renewals            206        135       628        517
Leasing commissions
  amortized                 335        249       947        691
Upgrades on recent
  acquisitions              477      1,680     2,011      5,446

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

Item 5.   Other Information

     On September 11, 2000, the Company announced that it is dividing the responsibilities currently performed by Sarah P. Clark, Chief Financial Officer, and creating the new senior management position of Senior Vice President of Administration and Strategic Planning. Ms. Clark relinquished the duties of CFO effective November 1, 2000 to fill the new executive position, which will incorporate the areas of technology, risk management, administration, corporate governance and strategic planning. The company has hired Marshall A. Loeb, a former employee of the company, as its new CFO with responsibilities for all traditional CFO duties including financial management, capital markets, investor relations, accounting and SEC and REIT compliance and reporting. Mr. Loeb joined the Company full-time on November 1, 2000.


                    PARKWAY PROPERTIES, INC.

                  PART II.  OTHER INFORMATION




Item 6.   Exhibits and Reports on Form 8-K

          (a)  (27) - Financial Data Schedule attached hereto.

          (b)  Reports on Form 8-K


               (1)    8-K Filed - September 12, 2000
                      New senior management position of Senior
                      Vice President of Administration and
                      Strategic Planning and announcement of new
                      Chief Financial Officer.



                           SIGNATURES
                           ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED:  November 14, 2000            PARKWAY PROPERTIES, INC.



                                     /s/ Regina P. Shows
                                     Regina P. Shows, CPA
                                     Chief Accounting Officer