Form 10-K
period 2000-12-31
PARKWAY PROPERTIES INC
filed 2001-03-20
CIK 729237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-K

[ X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000
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
None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [x]      No   [  ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 16, 2001 was $249,835,000.

      The number of shares outstanding in the registrant's class of common stock as of March 16, 2001 was 9,312,002.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

ITEM 1.  Business.

General development of business

       Parkway Properties, Inc. ("Parkway" or the "Company") is a self-administered, self-managed real estate investment trust ("REIT") specializing in the operations, acquisition, ownership, management, and leasing of office properties. The Company is geographically focused on the Southeastern and Southwestern United States. Parkway and its predecessors have been public companies engaged in the real estate business since 1971, and have successfully operated and grown through several major real estate cycles. At March 16, 2001, Parkway owned or had an interest in 49 office properties located in eleven states with an aggregate of approximately 7.2 million square feet of leasable space.

       The purchase of the SkyTel Centre in Jackson, Mississippi in July 1995 marked the implementation of the Company's business strategy of focused investment in office properties. The Company had extensive office operating experience prior to this time. As part of this strategy, the Company has (i) completed the acquisition of 54 office properties, encompassing approximately 7.7 million net rentable square feet, for a total investment of more than $649 million; (ii) sold or is in the process of selling all of its non-office assets; (iii) sold nine office properties, encompassing approximately 892,000 net rentable square feet primarily in markets that posed increasing risks and redeployed these funds; and (iv) implemented self-management and self-leasing at most of its properties to promote a focus on tenant retention and superior service in meeting the needs of its tenants. Total investment is defined as purchase price plus estimated closing costs and anticipated capital expenditures during the first 12 months of ownership for tenant improvements, commissions, upgrades and capital improvements to bring the building up to the Company's standards.

       In addition to direct real estate acquisitions, Parkway's investment strategy includes the consummation of business combination transactions with other public real estate and financial companies which Parkway deems to be undervalued. Since 1979, Parkway has completed eight such business combinations. Management may pursue similar business combination transactions on a selected basis in order to enhance stockholder value. Additionally, Parkway intends to form joint ventures or partnerships with selected investors. During 2000, the Company formed a venture partnership with a division of Investcorp International, Inc. for the purposes of acquiring approximately $100 million in Central Business District assets. As of March of 2001, no investments had been purchased through the arrangement.

       Parkway has managed its properties in Jackson since 1990 and expanded its self-management program to office properties that it owns in Houston, Atlanta, St. Petersburg, Deerfield Beach, Richmond, Hampton Roads, Charlotte, Winston-Salem, Columbia, Knoxville and Memphis. The Company currently self-manages approximately 97% of its current portfolio on a net rentable square footage basis. In addition, the Company implemented self-leasing for renewals and currently self-leases approximately 82% of its current portfolio on a net rentable square footage basis. For new tenant leasing, which is a small portion of our business, we fully cooperate with the third party brokerage community. The Company benefits from a fully integrated management infrastructure, provided by its wholly-owned management subsidiary, Parkway Realty Services LLC ("Parkway Realty"). The Company believes self-management results in better customer service, higher tenant retention and allows the Company to enhance stockholder value through the application of its hands-on operating style. The Company believes that its focus on tenant retention will benefit the Company and its stockholders by maintaining a stabilized revenue stream and avoiding higher capital expenditures and leasing commissions associated with new leases. The Company is considering the sale of its properties that are not self-managed because the inability to self-manage these properties limits the Company's ability to apply its hands-on operating strategy. In addition to its owned properties, Parkway Realty currently manages and/or leases approximately one million net rentable square feet for third-party owners. The Company also intends to expand its third party fee business.

       Until December 31, 1996, Parkway operated as a real estate operating company. For the taxable years 1995 and 1996, Parkway paid virtually no federal income taxes ($64,000 in 1995 and none in 1996) primarily because Parkway had certain net operating losses ("NOLs") to shelter most of Parkway's income from such taxes. The taxable income of the Company increased significantly following the implementation of its strategy of focused investment in office properties. Accordingly, Parkway's Board of Directors determined that it was in the best interests of Parkway and its stockholders to elect to qualify Parkway as a REIT under the Internal Revenue Code for the taxable year beginning January 1, 1997, which allows Parkway to be generally exempt from federal income taxes even if its NOLs are limited or exhausted, provided it meets various REIT requirements.

Business Objectives and Strategy of the Company

       Parkway's business objective is to maximize total return to stockholders over time primarily through increases in distributions and share price appreciation. During 2000, Parkway distributed $2.12 per share in dividends to common stockholders, representing an 11.58% increase over the 1999 dividends distributed of $1.90 per common share. Distributions in 2000 of $2.12 per share represent a payout of 52.9% of the Company's funds from operations ("FFO") for the year. The Company's dividend increase in 2000 was determined by the minimum distribution requirements of the REIT rules. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation" for discussion of FFO.

       Parkway's operating philosophy is based on the premise that we are in the customer retention business. Parkway retains its customers by continually focusing on operations at its office properties. We believe in providing superior customer service; hiring, training, retaining and empowering each employee; creating an environment of open communication both internally and with our stockholders; and simplicity. We will strive to maximize our stockholders returns by setting, implementing and achieving goals, which increase profitability, dividends and stock prices while managing risks. The Company seeks investments where our operational expertise can add value through direct management, a hands-on, service oriented operating philosophy and innovation. The company will invest directly in properties in the form of equity ownership. In some instances the Company may take a minority interest in the ownership structure, such as a joint venture format, but will maintain control of the operations, as we believe this is where real estate value is created. These investments may additionally include acquiring equity positions in private or publicly-traded real estate companies.

       For many years, Parkway has been engaged in a process of strategic planning and goal setting. The material goals and objectives of Parkway's earlier strategic plans have been achieved, and have benefited Parkway's stockholders through increased FFO and dividend payments per share. In 1998, Parkway adopted a strategic plan that sets as its goal to increase Parkway's FFO per basic share without the issuance of new equity. The review, accountability and reward of the plan align management and stockholder interest. The goal of the strategic plan is to increase Parkway's FFO per basic share to $5.00 (before expense accruals for restricted share grants tied to its accomplishment) in 50 months (i.e., the end of 2002); hence the plan is referred to as the "5 in 50 Plan." However, in 2000, the benchmark was raised to the new basic FFO per share of $5.23, a 5% increase over the previously disclosed goal of $5.00. This change was due to the inadvertent benefit of the Rothschild Realty Convertible Preferred Stock Offering (see Management's Discussion and Analysis-Liquidity). The Plan sets goals, assigns responsibility for the attainment of such goals to specific Parkway officers, and provides for follow up evaluations to determine whether the officers responsible for the attainment of each goal are moving toward success. The major goals include realizing the embedded rental rate growth in Parkway's existing portfolio of office properties, making net new investments of $50 million per year (for a total of $200 million) at a positive spread of 250 basis points over the long-term cost of debt, selling Parkway's non-earning assets and re-deploying the proceeds in higher yielding assets, increasing the overall occupancy of Parkway's office portfolio to 97%, and taking numerous other actions to generate additional cash flow from Parkway's properties. The 5 in 50 Plan is aggressive, but Parkway believes that its goals are attainable. Parkway believes that the assumptions on which the anticipated increases in FFO per basic share are based (e.g. anticipated rental rates, interest rates and capitalization rates on newly acquired office properties) are reasonable, but they are obviously subject to risk and uncertainties, many of which are beyond Parkway's control. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward Looking Statements."

       Parkway generally seeks to acquire well-located Class A, A- or B+ (as classified within their respective markets) multi-story office buildings which are located in primary or secondary markets in the Southeastern and Southwestern United States, ranging in size from 100,000 to 750,000 net rentable square feet and which have current and projected occupancy levels in excess of 70% and adequate parking to accommodate full occupancy. The Company targets buildings which are occupied by a major tenant (or tenants) (e.g., a tenant that accounts for at least 30% of the building's total rental revenue and has at least five years remaining on its lease). Parkway expects to focus any new property acquisitions in central business districts rather than suburban markets due to management's belief that the potential exists for greater returns in these sub-markets. Parkway strives to purchase office buildings at minimum initial unleveraged annual yields on its total investment of 9.5% for urban assets. The Company defines initial unleveraged yield as net operating income ("NOI") divided by total investment (as previously defined), where net operating income represents budgeted cash operating income for the current year at current occupancy rates and at rental rates currently in place with no adjustments for anticipated expense savings, increases in rental rates, additional leasing or straight line rent. Leases that expire during the year are assumed to renew at market rates unless interviews with tenants during pre-purchase due diligence indicate a likelihood that a tenant will not renew. In markets where the Company self-manages its properties, NOI also includes the net management fee expected to be earned during the year. The Company also generally seeks to acquire properties whose total investment per net rentable square foot is at least 20% below estimated replacement cost and whose current rental rates are at or below market rental rates. While the Company seeks to acquire properties which meet all of the acquisition criteria, specific property acquisitions are evaluated individually and may fail to meet one or more of the acquisition criteria at the date of purchase. Since January 1, 2000, the Company has acquired one office property with approximately 133,000 net rentable square feet for a total investment of $16.5 million, or approximately $124 per net rentable square foot. The office property is located in the central business district of St. Petersburg, Florida. In 2000, the Company completed construction of the 770-space Toyota Garage (adjacent to the Toyota Center discussed later) at a total construction cost of $8.4 million.

       In addition to investing in office properties, Parkway seeks to purchase common stock of other REITs that meet certain criteria. This program is referred to as the REIT Significant Value Program or "RSVP". The Company views the purchase of publicly-traded real estate equity securities to be an alternative to "fee simple" transactions for purchasing quality assets at attractive prices. The existence of a sustainable dividend provides a yield on the investment while the Company positions itself for direct involvement.

       The general criteria for purchase includes, but is not limited to the following:

       (a)       Strategic fit with Parkway with a preference to office, mixed office/industrial, diversified or special        (a)       situations with office.

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

       During 2000, the Company invested $32,588,000 in the common equity of other REITs. As of March 2001, all of the holdings had been liquidated generating a net gain of $2,183,000 excluding dividends. Although we currently have no investments, we will continue to actively pursue opportunities in the public market in accordance to the RSVP plan.

       The Company has been actively engaged in the purchase of its outstanding common stock since June 1998. Given the fluctuations in price of the Company's public equity without a corresponding change in valuation of the underlying real estate assets, the Company believes a well-executed repurchase program can add significant stockholder value. During 2000, the Company repurchased 199,281 shares of common stock at an average cost of $27.99 per share and an additional 485,000 shares have been purchased in 2001, through March 16, 2001, at an average price of $28.95. Since June 1998, the Company has purchased a total of 1,999,293 shares of its common stock, which represents approximately 18.1% of the Company stock outstanding when the buyback program was initiated on June 30, 1998. When considering repurchasing shares, the Company evaluates the following items: impact on the Company's 5 in 50 Plan; discount to net asset value; implied capitalization rate; implied value per square foot; impact on liquidity of common stock; and other investment alternatives that are available with a similar risk profile (capital allocation).

       Parkway's management team consists of experienced office property specialists with proven capabilities in office property (i) operations; (ii) leasing; (iii) management; (iv) acquisition/disposition; (v) financing; (vi) capital allocation; and (vii) re-positioning. The management team also has considerable experience in evaluating and completing mergers and/or acquisitions of other REITs. Since 1979, the Company has completed eight such business combinations. The Company believes these capabilities will allow Parkway to continue to create office property value in all phases of the real estate cycle. Parkway's nine senior officers have an average of over 19 years of real estate industry experience, and have worked together at Parkway for an average of over 13 years. Management has developed a highly service-oriented operating culture and believes that its focus on operations, proactive leasing, property management and asset management activities will result in higher tenant retention and will continue to translate into enhanced stockholder value.

Dispositions

       Parkway has also pursued a strategy of liquidating its non-office assets and office building investments that no longer meet the Company's investment criteria and/or the Company has determined value will be maximized by selling and redeploying the proceeds.

       Since January 1, 1995, Parkway has sold non-core assets with a book value of approximately $44 million for approximately $67 million, resulting in an aggregate gain for financial reporting purposes of approximately $23 million. The book value of all remaining non-office building real estate assets and mortgage loans, all of which are for sale, was approximately $5.2 million as of December 31, 2000.

       Since January 1, 1998, the Company has sold nine office properties, encompassing approximately 892,000 net rentable square feet for net proceeds of $92.5 million. The Company recorded gains for financial reporting purposes of $12.6 million on the sales. Four of the properties were sold on July 1, 1998 and consisted of the Company's investment portfolio located in Dallas, Texas. The decision to sell the Company's four office buildings in Dallas was based on management's belief that the significant amount of development and proposed development of office properties in the Dallas market may have the effect of depressing the growth in rental rates. On November 30, 1999, one single-story office building in Houston, Texas was sold. The Company routinely evaluates changes in market conditions that indicate an opportunity or need to sell properties within those markets in order to maximize shareholder value and allocate capital judiciously.

       During 2000, three office properties in Northern Virginia and one office property in Little Rock, Arkansas were sold. The decision to sell these assets was based on the fact that they were suburban and were neither self-managed nor self-leased. Currently, the Company is also considering the sale of its properties in Birmingham, Alabama; Greenville, South Carolina and Indianapolis, Indiana, primarily because the Company does not own sufficient office space in these markets to justify self-management and self-leasing. These investment decisions will be based upon the Company's analysis of existing markets and competing investment opportunities.

Administration

       The Company is self-administered and self-managed and maintains its principal executive offices in Jackson, Mississippi. As of March 16, 2001, the Company had 172 employees.

       The operations of the Company are conducted from approximately 13,000 square feet of office space located at 188 East Capitol Street, One Jackson Place Suite 1000, Jackson, Mississippi. The building is owned by Parkway and is leased by Parkway at market rental rates. The Company maintains a website at www.pky.com.

ITEM 2.  Properties.

General

       The Company invests principally in office properties in the Southeastern and Southwestern United States, but is not limited to any specific geographical region or property type. As of March 16, 2001, the Company owned or had an interest in 49 office properties comprising approximately 7.2 million square feet of office space located in eleven states.

       In addition, the Company has made an investment in the historic renovation of the Toyota Center, formerly known as the Moore Building, which is adjacent to a new Triple-A baseball stadium complex in downtown Memphis. The Toyota Center was originally constructed in 1913 and consists of approximately 174,000 rentable square feet. The Company also constructed a multi-level, 770-space parking garage to accommodate the building and stadium parking needs. The redevelopment of the Toyota Center was substantially completed as of June 30, 2000. This building is owned by Moore Building Associates LP (the "Partnership"), which added an institutional investor in March 2000, subject to certain conditions of the Partnership agreement pertaining to the completion of the building and realization of the historic tax credits. During the second quarter of 2000, the majority of these conditions were met and management determined that the certification of the historic tax credits was probable. With the conditions for the institutional investor ownership in the Partnership being met, the Company's ownership interest became less than 1%. Therefore, the Company deconsolidated the Partnership resulting in an increase of $18,358,000 in a note receivable from the Partnership and a corresponding decrease in real estate development. Also, during the second quarter of 2000, the Partnership completed a $15,000,000 permanent financing of the Toyota Center with the proceeds used to reduce the Company's note receivable from the Partnership. The Company in turn reduced short-term borrowings under its bank lines of credit. At December 31, 2000, the note receivable from the Partnership totaled $8,863,000. The adjacent 770-space garage, which is owned by the Company, was completed April 1, 2000 with the majority of the 84% pre-leased monthly parking fees commencing on that day.

       Property acquisitions in 2000, 1999 and 1998 were funded through a variety of sources, including:

              a.       Cash reserves and cash generated from operating activities,

              b.       Sales of non-core assets,

              c.       Sales of office properties,

              d.       Sales of real estate equity securities,

              e.       Fixed rate, non-recourse mortgage financing at terms ranging from 10 to 20 years,

              f.       Assumption of existing fixed rate, non-recourse mortgages on properties purchased,

              g.       Sales of Parkway common stock and preferred stock, and

              h.       Advances on bank lines of credit.

Office Buildings

       Other than as discussed under "Item 1. Business", the Company intends to hold and operate its portfolio of office buildings for investment purposes. Other than the Toyota Center discussed previously, the Company does not propose any program for the renovation, improvement or development of any of the office buildings, except as called for under the renewal of existing leases or the signing of new leases or improvements necessary to upgrade recent acquisitions to the Company's operating standards. All such improvements are expected to be financed by cash flow from the portfolio of office properties and advances on bank lines of credit.

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

       The following table sets forth certain information about office properties the Company owned or had an interest in as of March 16, 2001:

					Estimated
					Average
			% of	Average	Market	% of
	Number	Total Net	Total	Rent	Rent	Leases	%
	of	Rentable	Net	Per	Per	Expiring	Leased
	Office	Square	Rentable	Square	Square	In	As of
Location	Properties	Feet	Feet	Foot (1)	Foot (2)	2001 (3)	1/1/2001
------------------------------	--------------	--------------	------------	------------	-------------	-------------	------------
Houston, TX	10	1,607,000	22.3%	$17.35	$18.29	7.8%	97.8%
Columbia, SC	3	872,000	12.1%	15.32	16.66	8.1%	92.2%
Jackson, MS	5	831,000	11.5%	17.03	17.68	16.1%	97.5%
Memphis, TN	3	668,000	9.3%	16.48	16.57	7.6%	94.5%
Atlanta, GA	7	599,000	8.3%	18.24	18.45	21.4%	96.6%
Knoxville, TN	2	525,000	7.3%	15.17	15.18	15.3%	91.9%
Richmond, VA	6	498,000	6.9%	16.53	16.17	9.8%	95.3%
Chesapeake, VA	3	387,000	5.4%	16.56	15.13	8.0%	87.9%
Winston-Salem, NC	1	239,000	3.3%	19.41	20.00	4.1%	98.4%
Ft. Lauderdale, FL	2	215,000	3.0%	20.62	19.83	5.8%	95.5%
All Others	7	762,000	10.6%	15.09	15.28	10.6%	90.0%
	---	-------------	----------	----------	----------	--------	--------
	49	7,203,000	100.0%	$16.76	$17.16	10.7%	94.7%
	==	========	======	======	======	=====	=====

(1)    Average rent per square foot is defined as the weighted average current gross rental rate including expense escalations for occupied office space in the building as of January 1, 2001.

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

(3)    The percentage of leases expiring in 2001 represents the ratio of square feet under leases expiring in 2001 divided by total net rentable square feet.

       The following table sets forth scheduled lease expirations for properties owned as of March 16, 2001 for leases executed as of January 1, 2001, assuming no tenant exercises renewal options:
					Weighted	Weighted
					Average	Estimated
					Expiring	Average
		Net			Gross Rentable	Market Rent
		Rentable	Percent	Annualized	Rate Per Net	Per Net
Year of	Number	Square	of Total	Rental	Rentable	Rentable
Lease	of	Feet	Net Rentable	Amount	Square	Square
Expiration	Leases	Expiring	Square Feet	Expiring (1)	Square Foot (2)	Foot (3)
----------------	------------	---------------	-------------------	-------------------	------------------	----------------
2001	214	772,000	10.7%	$ 12,732,000	$16.50	$16.86
2002	192	1,170,000	16.3%	20,084,000	17.16	17.14
2003	183	1,163,000	16.2%	19,886,000	17.09	17.09
2004	122	1,167,000	16.2%	19,259,000	16.50	17.15
2005	113	1,278,000	17.7%	21,484,000	16.81	17.83
Thereafter	66	1,269,000	17.6%	20,828,000	16.42	16.75
	-----	-------------	---------	------------------	---------	---------
	890	6,819,000	94.7%	$114,273,000	$16.76	$17.16
	===	========	=====	==========	=====	=====

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

Tenants

       The office properties are leased to approximately 890 tenants, which are in a wide variety of industries including banking, professional services (including legal, accounting, and consulting), energy, financial services and telecommunications. The following table sets forth information concerning the 20 largest tenants of the properties owned as of January 1, 2001 (in thousands, except square foot data):
		Annualized		Lease
	Square	Rental		Expiration
Tenant	Feet	Revenue (1)	Office Property	Date
------------------------------------------------------	--------------	------------------	------------------------------------	----------------
South Carolina State			Capitol Center, Atrium
Government	259,990	$ 3,473	at Stoneridge	(2)
Worldcom (formerly MCI
Telecommunications/Skytel)
Communications, Inc.	225,273	3,705	(3)	(3)
Morgan Keegan & Company, Inc.	172,857	3,237	Morgan Keegan Tower	09/07
Geco-Prakla	155,324	2,685	Schlumberger	04/02
Washington Group
International, Inc.	147,075	2,811	Raytheon Building	12/04
Nabors Industries/Nabors
Corporate Services	140,782	2,713	One Commerce Green	12/05
Burlington Resources	137,471	2,146	400 North Belt	12/06
Florida Power Corporation	133,279	2,174	Central Station	05/13
First Tennessee Bank, NA	114,187	1,628	First Tennessee Plaza	09/04
Womble Carlyle Sandridge
and Rice PLLC	102,744	2,009	BB&T Financial Center	06/05
Westvaco Corporation	100,457	1,619	Westvaco Building	01/06
DHL Airways	98,649	1,716	One Commerce Green	11/04
International Business			Meridian Building, IBM
Machine Corporation	94,034	1,789	Building	(4)
Bank of America, NA	93,786	1,205	Bank of America Tower	06/06
PGS Tensor Geophysical, Inc.	91,960	1,552	Tensor Building	03/05
Branch Banking & Trust (BB&T)	86,278	1,650	BB&T Financial Center	(5)
Facility Holdings Corp.	82,444	1,402	Lakewood II	12/16
Telecorp PCS (formerly Tritel	76,117	1,239	SunCom Building, River
Communications, Inc).			Oaks Place	(6)
GSA	74,233	1,159	(7)	(7)
UBS Warburg (formerly PaineWebber Inc.)	61,973	767	(8)	(8)
	------------	----------
	2,448,913	$40,679
	=======	======

(1)    Annualized Rental Revenue represents the gross rental rate (including escalations) per square foot as of January 1, 2001, multiplied by the number of square feet leased by the tenant.

(2)    South Carolina State Government Agencies occupy 259,990 square feet in two properties under separate leases that expire as follows: 84,635 square feet in June 2002, 7,767 square feet in July 2004, 1,133 square feet in August 2004 and 159,303 square feet in June 2005 in Capitol Center and 7,152 square feet in January 2004 in Atrium at Stoneridge.

(3)    Worldcom (formerly MCI Telecommunications/Skytel Communications, Inc.) occupies 225,273 square feet and the leases expire as follows:

		Lease
	Square	Expiration
Office Property	Feet	Date
------------------------------------------------------------------------	-----------	---------------
Skytel Centre	155,927	07/05
One Jackson Place	37,817	06/02
Glen Forest	19,003	06/03
Town Point Center	12,526	10/07
	----------
	225,273
	======

(4)    International Business Machine Corporation (IBM) occupies a total of 94,034 square feet in two properties under separate leases that expire as follows: 6,710 square feet in March 2005 in the IBM Building and 87,324 square feet in June 2001 in the Meridian Building.

(5)    BB&T occupies a total of 86,278 square feet in one property under separate leases that expire as follows: 83,817 square feet in December 2007 and 2,461 square feet in August 2003 in Winston-Salem, North Carolina.

(6)    Telecorp PCS (formerly Tritel Communications, Inc.) occupies a total of 76,117 square feet in two properties under separate leases that expire as follows: 3,848 square feet in March 2001, 9,309 square feet in January 2002, 38,289 square feet in November 2003, and 5,797 square feet in November 2008 in the SunCom Building and 18,874 square feet in March 2004 in River Oaks Place.

(7)    GSA occupies 74,233 square feet and the leases expire as follows:
		Lease
	Square	Expiration
Office Property	Feet	Date
-----------------------------------------------------------------------	-----------	---------------
One Jackson Place	22,734	07/10
First Tennessee Plaza	22,069	03/08
Falls Building	17,474	01/03
Greenbrier Tower II	11,956	01/07
	--------
	74,233
	=====

(8)    UBS Warburg (formerly PaineWebber, Inc.) occupies 61,973 square feet and the leases expire as follows:
		Lease
	Square	Expiration
Office Property	Feet	Date
-----------------------------------------------------------------------	-----------	---------------
IBM Building	19,756	01/11
Forum II & III	16,828	01/07
Comerica Bank Building	15,317	11/04
First Tennessee Plaza	10,072	03/04
	--------
	61,973
	=====

Non-Core Assets

       Since January 1, 1995, Parkway has pursued a strategy of liquidating its non-core assets and using the proceeds from such sales to acquire office properties, pay down short-term debt and repurchase its own stock. The Company defines non-core assets as all assets other than office properties which at December 31, 2000 consisted of land and mortgage loans. In accordance with this strategy, Parkway sold non-core assets with a book value of $316,000 for cash proceeds of $602,000 during 1999. Aggregate gains for financial reporting purposes from sales, write-downs and deferred gains recognized on non-core assets during 1999 were $286,000. There were no sales of non-core assets in 2000. The book value of all remaining non-office building real estate assets and mortgage loans, all of which are for sale, was $5,166,000 as of December 31, 2000. Of this amount, $4,283,000 represents undeveloped land with a carrying cost of approximately $60,000 annually.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders.

       None.

PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

       The Company's common stock ($.001 par value) is listed and trades on the New York Stock Exchange under the symbol "PKY". The number of record holders of the Company's common stock at March 16, 2001, was 2,521.

       The following table sets forth, for the periods indicated, the high and low last reported sales prices per share of the Company's common stock and the per share cash distributions paid by Parkway during each quarter.
	Year Ended			Year Ended
	December 31, 2000			December 31, 1999
	-------------------------------------------------			------------------------------------------------
Quarter Ended	High	Low	Distributions	High	Low	Distributions
------------------------------	----------	----------	------------------	----------	----------	------------------
March 31	$29.625	$26.688	$ .50	$31.688	$26.375	$ .45
June 30	31.875	27.938	.50	34.500	27.063	.45
September 30	33.000	30.000	.56	34.250	31.313	.50
December 31	31.500	27.625	.56	32.250	26.938	.50
			--------			--------
			$2.12			$1.90
			=====			=====

       Common stock distributions during 2000 and 1999 ($2.12 and $1.90 per share, respectively) were taxable as follows for federal income tax purposes:
	Year Ended
	December 31
	---------------------------
	2000	1999
	-----------	-----------
Ordinary income	$1.94	$1.90
Capital gain	.10	-
Unrecaptured Section 1250 gain	.08	-
	-------	-------
	$2.12	$1.90
	====	====

       The Company's shares of Series A 8.75% Cumulative Redeemable Preferred Stock are also listed for trading on the New York Stock Exchange and trade under the symbol "PKY PrA". The following table shows the high and low preferred share prices and per share distributions paid for each quarter of 2000 and 1999 reported by the New York Stock Exchange.
	Year Ended			Year Ended
	December 31, 2000			December 31, 1999
	--------------------------------------------------			--------------------------------------------------
Quarter Ended	High	Low	Distributions	High	Low	Distributions
	--------------	------------	------------------	--------------	------------	------------------
March 31	$19.500	$17.688	$ .55	$23.500	$22.063	$ .55
June 30	20.500	18.375	.55	23.500	21.875	.55
September 30	22.125	19.750	.55	22.875	21.875	.55
December 31	21.250	19.188	.54	22.250	17.500	.54
			--------			--------
			$2.19			$2.19
			=====			=====

       As of March 16, 2001, there were 70 holders of record of the Company's 2,650,000 outstanding shares of Series A preferred stock. Preferred stock distributions during 2000 and 1999 were taxable as follows for federal income tax purposes:
	Year Ended December 31

	--------------------------
	2000	1999
	-----------	-----------
Ordinary income	$1.99	$2.19
Capital gain	.11	-
Unrecaptured Section 1250 gain	.09	-
	--------	--------
	$2.19	$2.19
	=====	=====

ITEM 6.  Selected Financial Data.
	Year Ended 12/31/00 -----------	Year Ended 12/31/99 ------------	Year Ended 12/31/98 ------------	Year Ended 12/31/97 -----------	Year Ended 12/31/96 ------------
	(In thousands, except per share data)
Operating Data:
Revenues
Income from office and parking properties	$118,970	$113,161	$ 95,438	$ 45,799	$ 18,840
Other income	3,554	1,159	1,045	2,288	5,239
Expenses
Operating expenses:
Office and parking properties	49,397	47,458	40,844	19,697	8,466
Non-core assets	60	112	153	462	1,379
Interest expense	16,371	15,346	11,660	5,581	3,526
Depreciation & amortization	19,651	17,413	13,256	6,033	2,444
Minority interest	-	-	-	59	(28)
Interest expense	6,927	4,104	4,349	997	621
General & administrative & other	4,689	4,353	3,583	3,674	3,758
Income before gains & minority interest	25,429	25,534	22,638	11,584	3,913
Gain on real estate, mortgage loans, securities and real estate partnership	9,471	795	4,788	2,907	10,458
Minority interest - unit holders	(4)	(2)	(1)	-	-
Net income	34,896	26,327	27,425	14,491	14,371
Dividends on preferred stock	5,797	5,797	3,913	-	-
Net income available to common stockholders	$ 29,099	$ 20,530	$ 23,512	$ 14,491	$ 14,371
Per Common Share Data:
Net income:
Basic	$ 2.96	$ 2.04	$ 2.24	$ 2.05	$ 3.92
Diluted	$ 2.93	$ 2.01	$ 2.21	$ 2.01	$ 3.81
Book value (at end of year)	$ 26.51	$ 25.55	$ 25.89	$ 25.06	$ 18.30
Dividends declared	$ 2.12	$ 1.90	$ 1.60	$ 1.20	$ .62
Weighted average shares outstanding:
Basic	9,825	10,083	10,490	7,078	3,662
Diluted	9,926	10,197	10,621	7,214	3,776
Balance Sheet Data:
Office and parking investments, net of depreciation	$596,109	$625,365	$568,244	$347,931	$122,802
Real estate equity securities	23,281	-	-	-	-
Total assets	655,237	649,369	592,252	368,592	147,035
Notes payable to banks	81,882	86,640	40,896	6,473	-
Mortgage notes payable	225,470	214,736	201,841	105,220	62,828
Total liabilities	329,488	328,305	264,301	123,851	69,127
Preferred stock	66,250	66,250	66,250	-	-
Stockholders' equity	325,749	321,064	327,951	244,741	77,908

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation.

Financial Condition

Comments are for the balance sheet dated December 31, 2000 compared to the balance sheet dated December 31, 1999.

       In 2000, Parkway continued the application of its strategy of operating and acquiring office properties as well as liquidating non-core assets and office assets that no longer meet the Company's investment criteria and/or the Company has determined value will be maximized by selling. During the year ended December 31, 2000, the Company purchased one office property, and sold four office properties. The Company also incurred development costs of $8,240,000 in the historic renovation of an office building and the construction of a multi-level parking garage to accommodate the building. Total assets increased $5,868,000 and office and parking properties (before depreciation) increased $6,672,000 or 1%.

       Parkway's direct investment in office and parking properties, and office and parking redevelopment decreased $29,256,000, net of depreciation, to a carrying amount of $596,109,000 at December 31, 2000 and consisted of 49 operating properties. During the year ending December 31, 2000, Parkway purchased one office property, Central Station, with approximately 133,000 net rentable square feet for a total investment of $16,500,000. The office property is located in the central business district of St. Petersburg, Florida.

       During 2000, the office properties held for sale decreased $19,621,000. On June 20, 2000, the Company completed the cash sale of its 220,000 square foot portfolio of office properties in Northern Virginia for net proceeds of $28.1 million. The Company recorded a gain for financial reporting purposes of $7.9 million on the sale in the second quarter. Of the total net proceeds, $13.4 million was used to reduce amounts outstanding on the Company's lines of credit. The Company reinvested the remaining $14.7 million of the net proceeds from this sale through a tax-deferred exchange by purchasing a 133,000 square foot office property in the central business district of St. Petersburg, Florida.

       On June 22, 2000, the Company closed on the cash sale of its 116,000 square foot office property in Little Rock, Arkansas for net proceeds of $11.1 million. The Company recorded a gain for financial reporting purposes of $973,000 on the sale in the second quarter. The net proceeds from the sale were used to reduce amounts outstanding on the Company's lines of credit.

       The Company is also considering selling properties in Birmingham, Alabama; Greenville, South Carolina and Indianapolis, Indiana. The investment decisions will be based upon the Company's analysis of existing markets and competing investment opportunities.

       During the year ending December 31, 2000, office and parking redevelopment decreased $18,511,000. The redevelopment of the Toyota Center, formerly the Moore Building, was substantially completed as of June 30, 2000. This building is owned by Moore Building Associates LP (the "Partnership"), which added an institutional investor in March 2000, subject to certain conditions of the Partnership agreement pertaining to the completion of the building and realization of the historic tax credits. During the second quarter of 2000, the majority of these conditions were met and management determined that the certification of the historic tax credits was probable. With the conditions for the institutional investor ownership in the Partnership being met, the Company's ownership interest became less than 1%. Therefore, the Company deconsolidated the Partnership in the second quarter of 2000 resulting in an increase of $18,358,000 in a note receivable from the Partnership and a corresponding decrease in real estate development. Also during the second quarter of 2000, the Partnership completed a $15,000,000 permanent financing of the Toyota Center with the proceeds used to reduce the Company's note receivable from the Partnership. The Company in turn reduced its short-term borrowings under its bank lines of credit. At December 31, 2000, the note receivable from the Partnership totaled $8,863,000. The adjacent 770-space garage, which is owned by the Company, was completed April 1, 2000 with the majority of the 84% pre-leased monthly parking fees commencing on that day.

       During the year ending December 31, 2000, the Company capitalized building improvements and additional purchase expenses of $12,290,000 and recorded depreciation expense of $18,277,000 related to its office and parking properties.

       At December 31, 2000, non-core assets, other than mortgage loans, totaled $4,283,000. The Company expects to continue its efforts to liquidate these assets.

       During 2000, the Company purchased $32,588,000 in common equity of other publicly-traded REITs under the Company's REIT Significant Value Program ("RSVP Program"). The RSVP Program is the Company's initiative to take advantage of discounted REIT valuations by purchasing common equity in other REITs. The Company sold equity interests of other REITs for $10,708,000 during 2000. A non-recurring gain of $580,000 was recognized on the sales. Proceeds from the sales were used to purchase 93,471 shares of Parkway common stock at an average price of $28.07 per share and common equity of other REITs. At December 31, 2000, the market value of the publicly-traded REITs held was $23,281,000 and the net unrealized gain on these securities was $821,000.

       Notes payable to banks totaled $81,882,000 at December 31, 2000 and are the result of advances under bank lines of credit to purchase additional office properties, make improvements to office properties, fund development costs, purchase real estate equity securities, pay dividends and purchase Company stock.

       Mortgage notes payable without recourse increased $10,734,000 during the year ended December 31, 2000 due to the funding of a $21,000,000 fixed rate loan and scheduled principal payments of $10,266,000. On August 14, 2000, the Company closed a $21,000,000 non-recourse first mortgage on the Capitol Center building in Columbia, South Carolina. The loan was funded by Principal Commercial Funding LLC at a fixed rate of 8.18%. The loan proceeds were used to reduce amounts outstanding on the Company's lines of credit.

       The Company expects to continue seeking fixed rate, non-recourse mortgage financing at terms ranging from ten to thirty years on select office building investments as additional capital is needed. The Company plans to maintain a ratio of debt to total market capitalization from 25% to 45% although such ratio may from time to time temporarily exceed 45%, especially when the Company has incurred significant amounts of short-term debt in connection with acquisitions. In addition volatility in the price of the Company's common stock may result in a debt to total market capitalization ratio exceeding 45% from time to time. The Company monitors interest and fixed charge coverage ratios. Interest coverage ratios are computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization. The interest coverage ratio for years ending December 31, 2000 and 1999 was 3.01 and 3.23 times, respectively. Fixed charge coverage ratios are computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to earnings before interest, taxes, depreciation and amortization. The fixed charge coverage ratio for the years ending December 31, 2000 and 1999 was 1.77 and 1.83 times, respectively.

       Stockholders' equity increased $4,685,000 during the year ended December 31, 2000 as a result of the following (in thousands):
Increase (Decrease) ----------------------------
Net income	$ 34,896
Net unrealized gain on real estate equity securities	821
-------------
Comprehensive income	35,717
Purchases of Company common stock	(5,577)
Preferred stock dividends declared	(5,797)
Common stock dividends declared	(20,798)
Exercise of stock options	130
Shares issued in lieu of directors' fees	70
Amortization of unearned compensation	940
-------------
$ 4,685
========

       The Company purchased 199,281 shares of its common stock during the year ended December 31, 2000, at an average price of $27.99. Subsequent to December 31, 2000, the Company purchased 485,000 additional shares of its common stock at an average price of $28.95. Since June 1998, the Company has purchased a total of 1,999,293 shares of its common stock, which represents approximately 18.1% of the common stock outstanding when the buyback program was initiated on June 30, 1998.

       During the year ended December 31, 2000, the Compensation Committee approved the issuance of shares of restricted stock to officers of the Company as follows:
	Number	Stock Price
Date	of Shares	at Grant Date	Vesting Period (1)
--------	-----------------	---------------------	------------------------------
05/10/00	2,000	$31.1250	10 years or 32 months
11/01/00	6,000	$28.5625	10 years or 26 months
12/11/00	1,000	$28.5000	10 years or 25 months

(1)     Vesting period for the stock is less than 10 years as indicated, if certain operating results are achieved by the Company through the 5 in 50 Plan.

       Since 1999, the Company has recorded a total of $4,776,000 as additional paid-in capital when the shares of restricted stock were issued, offset by unearned compensation of the same amount. The unearned compensaton is deducted from stockholders' equity and is being amortized over the vesting period. Compensation expense related to the restricted stock of $940,000 and $434,000 was recognized in 2000 and 1999, respectively.

Results of Operations

Comments are for the year ended December 31, 2000 compared to the year ended December 31, 1999.

       Net income available for common stockholders for the year ended December 31, 2000 was $29,099,000 ($2.96 per basic common share) as compared to $20,530,000 ($2.04 per basic common share) for the year ended December 31, 1999. Net income included net gains from the sale of real estate, real estate equity securities and other assets in the amounts of $9,471,000 and $795,000 for the years ended December 31, 2000 and 1999, respectively.

       The primary reason for the change in the Company's net income from office and parking properties for 2000 as compared to 1999 is the net effect of the operations of the following properties purchased, constructed or sold:

       Properties Purchased/Constructed:

       ---------------------------------------------
Office Properties	Purchase Date	Square Feet
-----------------------	-------------------	-----------------
Moorefield I	01/12/99	46,000
Capitol Center	07/01/99	466,000
Central Station	08/03/00	133,000

Parking Property	Completion Date	Spaces
-----------------------	---------------------	-----------------
Toyota Center Garage	04/01/00	770

       Properties Sold:

       --------------------
Office Properties	Date Sold	Square Feet
-----------------------	-------------	-----------------
West Office	11/30/99	21,000
Cherokee	06/20/00	54,000
Courthouse	06/20/00	95,000
Loudoun Plaza	06/20/00	72,000
First Little Rock Plaza	06/22/00	116,000

       Operations of office and parking properties are summarized below (in thousands):
	Year Ended December 31
	------------------------------------------
	2000	1999
	------------------	------------------
Income	$118,970	$113,161
Operating expense	(49,397)	(47,458)
	--------------	--------------
	69,573	65,703
Mortgage interest expense	(16,371)	(15,346)
Depreciation and amortization	(19,651)	(17,413)
	--------------	--------------
Net income	$ 33,551	$ 32,944
	========	========

       Dividend income increased $1,120,000 for the year ending December 31, 2000 compared to the year ending December 31, 1999. The increase is due to the income earned on the purchase of common equity of other publicly traded REITs in 2000 through the Company's RSVP Program.

       Income also increased due to the interest income earned on the note receivable from Moore Building Associates LP of $805,000 and the incentive management fee earned from the Toyota Center (formerly Moore Building) of $191,000 for the year ending December 31, 2000.

       Net losses on operations of other real estate properties held for sale were $60,000 and $112,000 for the years ending December 31, 2000 and 1999, respectively, and consisted primarily of property taxes on land held for sale.

       The $1,025,000 increase in interest expense on office properties is primarily due to the mortgage loans assumed and/or new loans placed in 2000 and 1999. The average interest rate on mortgage notes payable as of December 31, 2000 and 1999 was 7.47% and 7.40%, respectively.

       The $2,806,000 increase in contractual interest expense on bank notes for the year ending December 31, 2000 compared to the year ending December 31, 1999 is primarily due to the increase in the average balance of borrowings outstanding under bank lines of credit from $63,553,000 during 1999 to $87,628,000 during 2000. In addition, weighted average interest rates under existing bank lines of credit increased from 6.52% for the year ending December 31, 1999 to 7.78% for the year ending December 31, 2000.

       General and administrative expenses were $3,951,000 and $3,850,000 for the years ending December 31, 2000 and 1999, respectively. The net increase of $101,000 is primarily due to the increase in amortization of unearned compensation expense pertaining to the Company's restricted stock shares offset by the decrease in due diligence expense. A non-recurring charge of $525,000 was recorded in the third quarter of 1999 for certain expenses related to an unsuccessful merger transaction.

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

       The primary reason for the increase in the Company's income before gains and minority interest for 1999 as compared to 1998 is the inclusion of the operations of the following office properties subsequent to the date of purchase:
Building	Purchase Date
-------------	---------------------
Schlumberger	01/21/98
Brookdale Portfolio*	02/25/98
Southtrust	03/31/98
Atrium at Stoneridge	04/28/98
River Oaks Place	05/01/98
Pavilion Center	06/30/98
SunCom Building	07/01/98
Town Point Center	07/20/98
Westvaco Building	07/20/98
Winchester	12/18/98
Falls Building	12/31/98
Moorefield I	01/12/99
Capitol Center	07/01/99

       *On February 25, 1998, the Company purchased a 13-building portfolio (the "Brookdale Portfolio") which totaled approximately 1,470,000 net rentable square feet that included properties located in five of its primary markets and three new markets. On July 1, 1998, the Company sold two properties acquired in the Brookdale Portfolio comprising a total of 251,000 square feet.

       Operations of office and parking properties are summarized below (in thousands):
	Year Ended
	December 31
	--------------------------------------
	1999	1998
	----------------	----------------
Income	$113,161	$ 95,438
Operating expense	(47,458)	(40,844)
	--------------	--------------
	65,703	54,594
Mortgage interest expense	(15,346)	(11,660)
Depreciation and amortization	(17,413)	(13,256)
	--------------	--------------
Net income	$ 32,944	$ 29,678
	========	========

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

       The $193,000 increase in contractual interest expense on bank notes for the year ending December 31, 1999 compared to the year ending December 31, 1998 is primarily due to the increase in the average balance of borrowings outstanding under bank lines of credit from $47,558,000 during 1998 to $63,553,000 during 1999, offset by a decrease in the weighted average interest rate from 7.0% during the year ended December 31, 1998 to 6.5% during the year ended December 31, 1999. Amortization of loan costs on bank notes decreased $438,000 for the year ending December 31, 1999 compared to December 31, 1998. This decrease primarily reflects the lower cost associated with the unsecured bank line of credit that was placed on October 7, 1998, compared to the previous line of credit that was secured by certain office properties.

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

Liquidity and Capital Resources

       Statement of Cash Flows. Cash and cash equivalents were $765,000 and $885,000 at December 31, 2000 and 1999, respectively. The Company generated $37,818,000 in cash flows from operating activities during the year ended December 31, 2000 compared to $47,463,000 for the same period of 1999. The Company used $12,214,000 in investing activities during the year ending December 31, 2000. In implementing its investment strategy, the Company used $32,588,000 to purchase publicly-traded real estate equity securities during the year ended December 31, 2000. Proceeds from the sales of real estate and real estate securities were $49,883,000 and $1,504,000 for the years ended December 31, 2000 and 1999, respectively. The Company also spent $14,274,000 to make capital improvements at its office properties and $8,240,000 on the Toyota Center real estate redevelopment projects. Cash dividends of $26,253,000 ($2.12 per common share and $2.1875 per preferred share) were paid to stockholders and 199,281 shares of common stock were repurchased for a total of $5,577,000. Proceeds from long-term financing were $21,000,000 and principal payments of $10,266,000 were made on mortgage notes payable during the year ending December 31, 2000.

       Liquidity. The Company plans to continue pursuing the purchase of investments that meet the Company's investment criteria in accordance with the strategies outlined under "Item 1. Business" and intends to use bank lines of credit, proceeds from the sale of non-core assets and office properties held for sale, proceeds from the sale of real estate equity securities, proceeds from sale of convertible preferred stock and cash balances to fund those acquisitions. At December 31, 2000, the Company had $81,882,000 outstanding under two bank lines of credit. Subsequent to December 31, 2000, the Company sold the shares of other publicly-traded REITs it held for approximately $24,063,000 and recognized a non-recurring gain of approximately $1,603,000. At December 31, 2000, the Company had unrealized gains of $821,000 on those securities. The proceeds from the sale were used to reduce the Company's borrowings under its bank line of credit.

       The Company is exposed to interest rate changes primarily as a result of its lines of credit used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows at fixed rates, but also has a three-year $150 million secured revolving credit facility with a consortium of 13 banks with J.P. Morgan Chase & Co. serving as the lead agent (the "$150 million line") and a three-year $10 million unsecured line of credit with AmSouth Bank (the "$10 million line"). The interest rates on the lines of credit are equal to the 30 day LIBOR rate plus 112.5 to 137.5 basis points, depending upon overall Company leverage. The Company entered into an interest rate swap agreement ("Swap Agreement") to effectively limit the Company's borrowing rate to 6.81% through January 15, 2003 on a notional amount of $51,000,000. The interest rate on the $10 million line and the $150 million line was 8.2% and 8.1%, respectively, at December 31, 2000.

       The $10 million line is unsecured and is expected to fund the daily cash requirements of the Company's treasury management system. This line of credit matures September 30, 2001 and has an interest rate equal to the 30-day LIBOR rate plus 112.5 to 137.5 basis points, depending upon overall Company leverage, with the current rate set at LIBOR plus 137.5 basis points. The Company paid a facility fee of 40 basis points ($40,000) upon closing of the loan agreement and pays an annual administration fee of $3,000. The Company also pays fees on the unused portion of the line based upon overall Company leverage, with the current rate set at 25 basis points.

       The $150 million line is also unsecured and is expected to fund acquisitions of additional investments. This line of credit matures October 7, 2001 and has an interest rate equal to the LIBOR rate plus 112.5 to 137.5 basis points depending upon overall Company leverage, with the current rate set at LIBOR plus 137.5 basis points. The Company paid a facility fee of $150,000 and origination fees of $432,500 (28.8 basis points) upon closing of the loan agreement and pays an annual administration fee of $37,500. The Company also pays fees on the unused portion of the line based upon overall Company leverage, with the current rate set at 25 basis points.

       At December 31, 2000, the Company had $225,470,000 of non-recourse fixed rate mortgage notes payable with an average interest rate of 7.47% secured by office properties and $81,882,000 drawn under bank lines of credit. Based on the Company's total market capitalization of approximately $664,300,000 at December 31, 2000 (using the December 31, 2000 closing price of $29.688 per common share), the Company's debt represented approximately 46.27% of its total market capitalization. The Company plans to maintain a ratio of debt to total market capitalization from 25% to 45% although such ratio may from time to time temporarily exceed 45%, especially when the Company has incurred significant amounts of short-term debt in connection with acquisitions. In addition, volatility in the price of the Company's common stock may result in a debt to market capitalization exceeding 45% from time to time. In addition to the debt to total market capitalization ratio, the Company also monitors interest and fixed charge coverage ratios. Interest coverage ratios are computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization. The interest coverage ratio for the years ending December 31, 2000 and 1999 was 3.01 and 3.24 times, respectively. Fixed charge coverage ratios are computed by comparing the cash interest accrued, principal payments paid on mortgage loans and preferred dividends paid to earnings before interest, taxes, depreciation and amortization. The fixed charge coverage ratio for the years ending December 31, 2000 and 1999 was 1.77 and 1.83 times, respectively.

       The table below presents the principal payments due and weighted average interest rates for the fixed rate debt.
	Average
	Interest Rate	Fixed Rate Debt
	-----------------	--------------------
		(In thousands)
2001	7.47%	$ 11,235
2002	7.48%	12,100
2003	7.48%	14,697
2004	7.48%	13,969
2005	7.48%	15,047
Thereafter	7.63%	158,422
		------------
Total		$225,470
		=======
Fair value at 12/31/00		$228,507
		=======

       The Company presently has plans to make capital improvements at its office properties in 2001 of approximately $20,000,000. These expenses include tenant improvements, capitalized acquisition costs and capitalized building improvements. Approximately $2,000,000 of these improvements relate to upgrades on properties acquired in recent years that were anticipated at the time of purchase. All such improvements are expected to be financed by cash flow from the properties and advances on bank lines of credit.

       On October 10, 2000, the Company entered into an agreement with Five Arrows Realty Securities III L.L.C., an investment fund managed by Rothschild Realty Inc., a member of the Rothschild Group, providing for the sale of up to 2,142,857 shares at a price of $35.00 per share of Series B Convertible Cumulative Preferred Stock with an initial dividend payment rate of 8.34%. The net price to Parkway of the shares will be $34.30 per share. Under the terms of this agreement, Parkway may sell the Series B Preferred Stock to Five Arrows at up to four closings, at Parkway's option, before July 9, 2001, for an aggregate purchase price of $75 million. The issuance of the last 269,394 preferred shares is contingent on approval by Parkway's stockholders at the May 2001 annual meeting under the rules of the New York Stock Exchange. In connection with this sale, Parkway issued a warrant to Five Arrows to purchase 75,000 shares of common stock at a price of $35.00 for a period of seven years.

       The Company anticipates that its current cash balance, operating cash flows, proceeds from the sale of office properties held for sale, proceeds from convertible preferred stock offerings and borrowings (including borrowings under the working capital line of credit) will be adequate to pay the Company's (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to stockholders, (iv) capital improvements, and (v) normal repair and maintenance expenses at its properties both in the short and long term.

       Funds From Operations. Management believes that funds from operations ("FFO") is an appropriate measure of performance for equity REITs. Funds from operations is defined by the National Association of Real Estate Investment Trusts (NAREIT) as net income or loss, excluding gains or losses from debt restructuring and sales of properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In March 1995, NAREIT issued a clarification of the definition of FFO. The clarification provides that amortization of deferred financing costs and depreciation of non-real estate assets are not to be added back to net income to arrive at FFO. In addition, effective January 1, 2000, NAREIT clarified that FFO should include both recurring and non-recurring operating results except those defined as extraordinary items under accounting principles generally accepted in the United States and gains or losses from sales of depreciable operating property. The Company's calculation of FFO shown below is consistent with NAREIT's recent clarification and includes an adjustment of $285,000 for the year ending December 31, 1999 to include gains on sales of real estate held for sale and other assets during that year. Funds from operations do not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States and is not an indication of cash available to fund cash needs. Funds from operations should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

       The following table presents the Company's FFO for the years ended December 31, 2000 and 1999 (in thousands):
	Year Ended December 31

	--------------------------------
	2000	1999
	-----------	-----------
Net income	$34,896	$26,327
Adjustments to derive funds from operations:
Depreciation and amortization	19,651	17,413
Equity in earnings	(47)	(39)
Distributions from unconsolidated subsidiaries	20	23
Preferred dividends	(5,797)	(5,797)
Gain on real estate	(8,891)	(510)
Amortization of discounts deferred gains and other	(23)	(50)
	-----------	-----------
Funds from operations	$39,809	$37,367
	=======	=======

       NAREIT has recommended supplemental disclosure concerning certain capital expenditures, leasing costs and straight-line rents as shown below (in thousands):
	Year Ended December 31 --------------------------

	2000	1999
	-----------	-----------
Straight-line rents	$1,437	$1,344
Amortization of restricted stock grants	940	434
Building improvements	2,425	3,340
Tenant improvements:
New leases	3,112	2,470
Lease renewals	3,815	2,217
Leasing commissions:
New leases	1,070	883
Lease renewals	912	1,348
Leasing commissions amortized	1,318	932
Upgrades on acquisitions anticipated at the date of purchase	2,941	8,008

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

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

       See information appearing under the caption "Liquidity" appearing in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors

Parkway Properties, Inc.

       We have audited the accompanying consolidated balance sheets of Parkway Properties, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index under Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Parkway Properties, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.
/s/ ERNST & YOUNG LLP
-------------------------------------------------------------
Ernst & Young LLP

Jackson, Mississippi

February 6, 2001

PARKWAY PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)
	December 31	December 31
	2000	1999
	------------------	-----------------
Assets
Real estate related investments:
Office and parking properties	$654,845	$628,552
Office properties held for sale	-	19,621
Office and parking redevelopment	-	18,511
Accumulated depreciation	(58,736)	(41,319)
	-------------	------------
	596,109	625,365

Land held for sale	4,283	4,283
Note receivable from Moore Building Associates LP	8,863	-
Real estate equity securities (cost - $22,460)	23,281	-
Mortgage loans	883	890
Real estate partnership	384	361
	-------------	-------------
	633,803	630,899

Interest, rents receivable and other assets	20,669	17,585
Cash and cash equivalents	765	885
	-------------	-------------
	$655,237	$649,369
	========	========
Liabilities
Notes payable to banks	$ 81,882	$ 86,640
Mortgage notes payable without recourse	225,470	214,736
Accounts payable and other liabilities	22,136	26,929
	-------------	-------------
	329,488	328,305
	-------------	-------------
Stockholders' Equity
8.75% Series A Preferred stock, $.001 par value, 2,750,000 shares authorized and
2,650,000 shares issued and outstanding	66,250	66,250
Common stock, $.001 par value, 67,250,000 shares authorized, 9,790,449 and
9,972,318 shares issued and outstanding in 2000 and 1999, respectively	10	10
Additional paid-in capital	214,568	220,526
Unearned compensation	(3,402)	(4,923)
Accumulated other comprehensive income	821	-
Retained earnings	47,502	39,201
	-------------	-------------
	325,749	321,064
	-------------	-------------
	$655,237	$649,369
	========	========

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
	Year Ended December 31 ----------------------------------------------------------------------
	2000	1999	1998
	---------------------	--------------------	--------------------
Revenues
Income from office and parking properties	$118,970	$113,161	$95,438
Management company income	922	772	464
Interest on note receivable from Moore Building Associates LP	805	-	-
Incentive management fee from Moore Building Associates LP	191	-	-
Dividend income	1,205	85	73
Interest on investments	216	56	162
Interest on mortgage loans	90	92	120
Deferred gains and other income	125	154	226
	------------	------------	------------
	122,524	114,320	96,483
	------------	------------	------------
Expenses
Office and parking properties:
Operating expense	49,397	47,458	40,844
Interest expense:
Contractual	16,195	15,182	11,512
Amortization of loan costs	176	164	148
Depreciation and amortization	19,651	17,413	13,256
Operating expense for other real estate properties	60	112	153
Interest expense on bank notes:
Contractual	6,389	3,583	3,390
Amortization of loan costs	538	521	959
Management company expenses	738	503	374
General and administration	3,951	3,850	3,209
	-------------	-------------	-------------
	97,095	88,786	73,845
	-------------	-------------	-------------
Income before gains and minority interest	25,429	25,534	22,638
Gains on sales of real estate held for sale and
real estate equity securities	9,471	795	4,788
Minority interest - unit holders	(4)	(2)	(1)
	-------------	-------------	-------------
Net income	34,896	26,327	27,425
Dividends on preferred stock	5,797	5,797	3,913
	-------------	-------------	-------------
Net income available to common stockholders	29,099	20,530	23,512
Other comprehensive income - change in unrealized
gain on real estate equity securities	821	-	-
	-------------	-------------	-------------
Comprehensive income	$ 29,920	$ 20,530	$ 23,512
	========	========	========
Net income per common share:
Basic	$ 2.96	$ 2.04	$ 2.24
	========	========	========
Diluted	$ 2.93	$ 2.01	$ 2.21
	========	========	========
Dividends per common share:
Basic	$ 2.12	$ 1.90	$ 1.60
	========	========	========
Diluted	$ 2.12	$ 1.90	$ 1.60
	========	========	========
Weighted average shares outstanding:
Basic	9,825	10,083	10,490
	========	========	========
Diluted	9,926	10,197	10,621
	========	========	========

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)
	Year Ended December 31
	----------------------------------------------------------------------
	2000	1999	1998
	---------------------	---------------------	---------------------
8.75% Series A Preferred Stock, $.001 par value
Balance at beginning of year	$ 66,250	$ 66,250	$ -
Shares issued	-	-	66,250
	--------------	--------------	--------------
Balance at end of year	66,250	66,250	66,250
	--------------	--------------	--------------
Common stock, $.001 par value
Balance at beginning of year	10	10	10
Shares issued - stock offerings	-	-	1
Purchase of Company stock	-	-	(1)
	--------------	--------------	--------------
Balance at end of year	10	10	10
	--------------	--------------	--------------
Additional paid-in capital
Balance at beginning of year	220,526	223,834	213,461
Stock options exercised	130	209	470
Shares issued - stock offerings	-	-	38,559
Shares issued in lieu of directors' fees	70	72	65
Restricted shares issued	262	5,357	-
Reclassification for issuance of restricted shares	(843)	-	-
Purchase of Company stock	(5,577)	(8,946)	(28,721)
	---------------	--------------	--------------
Balance at end of year	214,568	220,526	223,834
	---------------	--------------	--------------
Unearned compensation
Balance at beginning of year	(4,923)	-	-
Restricted shares issued	(262)	(5,357)	-
Reclassification for issuance of restricted shares	843	-	-
Amortization of unearned compensation	940	434	-
	--------------	--------------	-------------
Balance at end of year	(3,402)	(4,923)	-
	--------------	--------------	-------------
Accumulated other comprehensive income
Balance at beginning of year	-	-	-
Change in net unrealized gain on real estate
equity securities	821	-	-
	--------------	--------------	-------------
Balance at end of year	821	-	-
	--------------	--------------	-------------
Retained earnings
Balance at beginning of year	39,201	37,857	31,270
Net income	34,896	26,327	27,425
Preferred stock dividends declared	(5,797)	(5,797)	(3,913)
Common stock dividends declared	(20,798)	(19,186)	(16,925)
	--------------	--------------	-------------
Balance at end of year	47,502	39,201	37,857
	--------------	--------------	-------------
Total stockholders' equity	$325,749	$321,064	$327,951
	=========	=========	========

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
	Year Ended December 31
	----------------------------------------------------------------------
	2000	1999	1998
	---------------------	---------------------	---------------------
Operating activities
Net income	$ 34,896	$ 26,327	$ 27,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,651	17,413	13,256
Amortization of unearned compensation	940	434	-
Gains on sales of real estate held for sale
and real estate equity securities	(9,471)	(795)	(4,788)
Equity in earnings and other	(49)	(66)	(29)
Changes in operating assets and liabilities:
Increase in receivables	(3,233)	(1,028)	(2,008)
Increase (decrease) in accounts payable and
accrued expenses	(4,916)	5,178	6,489
	---------------	---------------	---------------
Cash provided by operating activities	37,818	47,463	40,345
	---------------	---------------	---------------
Investing activities
Payments received on mortgage loans	9	5	395
Payments received on note receivable from
Moore Building Associates LP	9,495	-	-
Purchases of real estate related investments	(16,499)	(42,773)	(264,934)
Purchases of real estate equity securities	(32,588)	-	-
Proceeds from sales of real estate held for sale and
real estate equity securities	49,883	1,504	56,845
Real estate development	(8,240)	(13,194)	-
Improvements to real estate related investments	(14,274)	(18,266)	(12,683)
	---------------	---------------	---------------
Cash used in investing activities	(12,214)	(72,724)	(220,377)
	---------------	---------------	---------------
Financing activities
Principal payments on mortgage notes payable	(10,266)	(9,141)	(6,341)
Net proceeds from (payments on) bank borrowings	(4,758)	45,744	34,423
Proceeds from long-term financing	21,000	20,100	97,000
Stock options exercised	130	209	470
Dividends paid on common stock	(20,456)	(18,960)	(16,925)
Dividends paid on preferred stock	(5,797)	(5,797)	(2,705)
Proceeds from sale of Company stock	-	-	104,810
Purchase of Company stock	(5,577)	(8,946)	(28,722)
	---------------	---------------	---------------
Cash (used in) provided by financing activities	(25,724)	23,209	182,010
	---------------	---------------	---------------
Increase (decrease) in cash and cash equivalents	(120)	(2,052)	1,978
Cash and cash equivalents at beginning of year	885	2,937	959
	---------------	---------------	---------------
Cash and cash equivalents at end of year	$ 765	$ 885	$ 2,937
	=========	=========	=========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000

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

Use of estimates

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash equivalents

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Investment in unconsolidated subsidiary

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

       Real estate properties are carried at cost less accumulated depreciation. Cost includes the carrying amount of the Company's investment plus any additional consideration paid, liabilities assumed, costs of securing title (not to exceed fair market value in the aggregate) and improvements made subsequent to acquisition. Depreciation of buildings is computed using the straight-line method over their estimated useful lives of 40 years. Depreciation of tenant improvements, including personal property, is computed using the straight-line method over the term of the lease involved. Maintenance and repair expenses are charged to expense as incurred, while improvements are capitalized and depreciated in accordance with the useful lives outlined above. Geographically, the Company's properties are concentrated in the Southeastern and Southwestern United States.

       The Company evaluates its real estate assets upon occurrence of significant adverse changes in their operations to assess whether any impairment indicators are present that affect the recovery of the carrying amount. When indicators of impairment are present, the undiscounted cash flows estimated to be generated by the office and parking properties and market value for the non-core assets are determined and are compared with the assets' carrying amount. If the assets are considered impaired, a loss is provided to reduce the carrying amount of the property to its estimated fair value. As of December 31, 2000, none of the Company's assets were considered to be impaired.

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

       Non-core assets (see Note E) are carried at the lower cost or fair value minus estimated costs to sell. Operating real estate held for investment is stated at the lower of cost or net realizable value.

Real estate equity securities

       Real estate equity securities owned by the Company are categorized as available-for-sale securities, as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and are reflected at market. Net unrealized gains and losses are reflected in comprehensive income as a separate component of stockholders' equity until realized.

       Dividend income is recognized on the accrual basis based on the number of shares owned as of the dividend record date.

Interest income recognition

       Interest is generally accrued monthly based on the outstanding loan balances. Recognition of interest income is discontinued whenever, in the opinion of management, the collectibility of such  income becomes doubtful. After a loan is classified as non-earning, interest is recognized as income when received in cash.

Amortization

       Debt origination costs are deferred and amortized using a method that approximates the interest method over the term of the loan. Leasing costs are deferred and amortized using the straight-line method over the term of the respective lease.

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

Income taxes

       The Company is a REIT for federal income tax purposes. A corporate REIT is a legal entity that holds real estate assets, and through distributions to stockholders, is permitted to reduce or avoid the payment of Federal income taxes at the corporate level. To maintain qualification as a REIT, the Company must distribute to stockholders at least 95% of REIT taxable income (90% for taxable years beginning after December 31, 2000).

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

     The computation of diluted earnings per share is as follows:
	Year Ended December 31
	---------------------------------------------------------
	2000	1999	1998
	----------------	-----------------	----------------
	(in thousands, except per share data)
Numerator:
Basic and diluted net income
available to common stockholders	$29,099	$20,530	$23,512
	=======	=======	=======
Denominator:
Basic weighted average shares	9,825	10,083	10,490

Effect of employee stock options and warrants	101	114	131
	-----------	-----------	-----------
Diluted weighted average shares	9,926	10,197	10,621
	=======	=======	=======
Diluted earnings per share	$ 2.93	$ 2.01	$ 2.21
	=======	=======	=======

Reclassifications

       Certain reclassifications have been made in the 1999 and 1998 consolidated financial statements to conform to the 2000 classifications.

New Accounting Pronouncements

       The FASB has issued SFAS No. 138 "Accounting for Derivative Instruments and Hedging Activities" which amended certain provisions of SFAS No. 133 and requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS No. 138 is effective for the Company as of January 1, 2001. The Company had no derivative or hedging instruments outstanding as of December 31, 2000. Management does not anticipate that the adoption of SFAS No. 138 will have a significant effect on the Company's results of consolidated operations or its financial position.

Note B - Investment in Office and Parking Properties

       At December 31, 2000, Parkway owned or had a direct interest in 49 office and parking properties located in 10 states with an aggregate of 7,171,000 square feet of leasable space. During the year ended December 31, 2000, the Company purchased one office property in St. Petersburg, Florida for $16,500,000.

       In addition to the 49 office and parking properties owned directly, the Company also owns a 50% interest in one office property in New Orleans, Louisiana through an investment in a real estate partnership. The building has 32,325 net rentable square feet and 100% of the building is leased and occupied by the other 50% partner, an unrelated party. The carrying amount of the partnership interest at December 31, 2000 and 1999 was $384,000 and $361,000, respectively.

       The following is a schedule by year of future approximate minimum rental receipts under noncancelable leases for office buildings owned as of December 31, 2000 (in thousands):
2001	$ 98,172
2002	89,783
2003	75,216
2004	58,383
2005	37,280
Subsequently	70,199
------------
$429,033
=======

Note C - Note Receivable from Moore Building Associates LP

       The redevelopment of the Toyota Center, formerly the Moore Building, was substantially completed as of June 30, 2000. This building is owned by Moore Building Associates LP (the "Partnership"), which added an institutional investor in March 2000, subject to certain conditions of the Partnership agreement pertaining to the completion of the building and realization of the historic tax credits. During the second quarter of 2000, the majority of these conditions were met and management determined that the certification of the historic tax credits was probable. With the conditions for the institutional investor ownership in the Partnership being met, the Company's ownership interest became less than 1%. Therefore, the Company deconsolidated the Partnership resulting in an increase of $18,358,000 in a note receivable from the Partnership and a corresponding decrease in real estate development. Also, during the second quarter of 2000, the Partnership completed a $15,000,000 permanent financing of the Toyota Center with the proceeds used to reduce the Company's note receivable from the Partnership. The Company in turn reduced short-term borrowings under its bank lines of credit. At December 31, 2000, the note receivable from the Partnership totaled $8,863,000.

Note D - Real Estate Equity Securities

       During 2000, the Company purchased $32,588,000 in common equity of other publicly-traded REITs under the Company's REIT Significant Value Program ("RSVP Program"). The RSVP Program is the Company's initiative to take advantage of discounted REIT valuations by purchasing common equity in other REITs. The Company sold equity interests of other REITs for $10,708,000 during 2000. A non-recurring gain of $580,000 was recognized on the sales. At December 31, 2000, the market value of the publicly-traded REITs held was $23,281,000 and the net unrealized gain on these securities was $821,000.

Note E - Non-Core Assets

       At December 31, 2000, Parkway's investment in non-core assets consisted of the following (in thousands):
Size	Location	Book Value
-----------------------------------------	-----------------------	------------------
12 acres	New Orleans, LA	$ 2,012
17 acres	Charlotte, NC	1,721
3 acres	Ft. Lauderdale, FL	550
Mortgage loans	Texas	883
		------------
		$ 5,166
		=======

       There were three mortgage loans outstanding at December 31, 2000 secured by residential real estate and a retail center.

Note F - Notes Payable

Notes payable to banks

       At December 31, 2000, the Company had $81,882,000 outstanding under two bank lines of credit. The lines of credit include a $10,000,000 line of credit with AmSouth Bank (the "$10 million line"), and a $150,000,000 line of credit with a consortium of 13 banks with J.P. Morgan Chase & Co. serving as the lead agent (the "$150 million line").

       The $10 million line is unsecured and is expected to fund the daily cash requirements of the Company's treasury management system. This line of credit matures September 30, 2001 and has an interest rate equal to the 30 day LIBOR rate plus 112.5 to 137.5 basis points, depending upon overall Company leverage, with the December 31, 2000 rate set at 8.15% (LIBOR plus 137.5 basis points). The Company paid a facility fee of 40 basis points ($40,000) at closing of the loan and pays an annual administration fee of $3,000. The Company also pays fees on the unused portion of the line based upon overall Company leverage (25 basis points at December 31, 2000).

       The $150 million line is also unsecured and is expected to fund acquisitions of additional investments meeting the Company's investment criteria. This line of credit matures October 7, 2001 and has an interest rate equal to the LIBOR rate plus 112.5 to 137.5 basis points, depending upon overall Company leverage, with the December 31, 2000 rate set at 8.09% (LIBOR plus 137.5 basis points). The Company paid a facility fee of $150,000 and origination fees of $432,500 (28.8 basis points) at closing of the loan and pays an annual administration fee of $37,500. The Company also pays fees on the unused portion of the line based upon overall Company leverage (25 basis points at December 31, 2000).

Mortgage notes payable without recourse

       A summary of fixed rate mortgage notes payable at December 31, 2000 and 1999 which are non-recourse to the Company, is as follows (in thousands):
				Carrying	Note Balance
				Amount	----------------------------
	Interest	Monthly	Maturity	Of	December 31
Office Property	Rate	Payment	Date	Collateral	2000	1999
---------------------------------------------------	-----------	------------	------------	------------	------------	------------
Teachers Insurance and
Annuity Association (12 properties)	6.945%	$ 869	07/08	$163,207	$ 87,015	$ 91,243
Capitol Center	8.180%	165	09/10	38,176	20,913	-
Morgan Keegan Tower	7.620%	164	10/19	34,338	19,539	19,992
One Jackson Place	7.850%	152	11/10	17,722	15,976	16,525
BB&T Financial Center	7.300%	137	11/12	22,898	13,151	13,813
First Tennessee Plaza	7.170%	136	12/12	30,169	13,133	13,800
SkyTel Centre	7.750%	118	01/08	13,643	7,604	8,392
Raytheon	8.125%	89	09/08	14,902	6,484	7,003
Lakewood II	8.080%	66	08/06	10,854	5,977	6,277
400 North Belt	8.250%	65	08/11	10,111	5,508	5,825
Falls Pointe	8.375%	63	01/12	8,640	5,426	5,715
SunCom Building	7.000%	59	06/11	12,885	5,179	5,508
Waterstone	8.000%	54	07/11	7,796	4,569	4,836
One Park 10 Plaza	8.350%	46	08/11	7,605	3,841	4,060
IBM Building	7.700%	45	03/11	6,834	3,803	4,041
Roswell North	8.375%	33	01/12	4,744	2,860	3,012
Woodbranch	8.250%	32	08/11	4,410	2,652	2,804
Moorefield I	7.625%	16	03/03	3,893	1,840	1,890
		---------		-----------	-----------	-----------
		$2,309		$412,827	$225,470	$214,736
		=====		=======	=======	=======

       The aggregate annual maturities of notes payable at December 31, 2000 are as follows (in thousands):
2001	$ 11,235
2002	12,100
2003	14,697
2004	13,969
2005	15,047
Subsequently	158,422
--------------
$225,470
========

       For the years ending December 31, 2000 and 1999, the Company capitalized $520,000 and $661,000, respectively, of interest cost pertaining to the office redevelopment.

Note G - Income Taxes

       The Company is a REIT for federal income tax purposes. A corporate REIT is a legal entity that holds real estate assets, and through distributions to stockholders, is permitted to reduce or avoid the payment of Federal income taxes at the corporate level. To maintain qualification as a REIT, the Company must distribute to stockholders at least 95% of REIT taxable income (90% for taxable years beginning after December 31, 2000).

       No provision has been made for income taxes because the Company qualified as a REIT and distributed the necessary amount of taxable income. A minor amount of alternative minimum tax and state income taxes were paid during the three-year period ending December 31, 2000.

       The Company intends to continue to qualify as a REIT, although the Company will be subject to a number of organizational and operational requirements to maintain this status. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at the prevailing corporate rates and would be ineligible to requalify as a REIT for four additional years.

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

       The Company's income differs for income tax and financial reporting purposes principally because real estate owned has a different basis for tax and financial reporting purposes, producing different gains upon disposition and different amounts of annual depreciation.

       At December 31, 2000, the Company had net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $11,916,000 which expire at various dates through 2018. These carryforwards are limited to a maximum of approximately $2,700,000 that can be used in any given year.

Note H - Stock Option and Long-Term Compensation Plans

       The Company has elected to follow APB No. 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation", requires the use of option valuation models that were not developed for use in valuing employee stock options.

       The 1994 Stock Option Plan, as amended provides Parkway common shares ("Shares") to employees or officers of the Company and its subsidiaries upon the exercise of options and upon incentive grants pursuant to the Stock Option Plan. On July 1 of each year, the number of Shares available for grant shall automatically increase by one percent (1%) of the Shares outstanding on such date, provided that the number of Shares available for grant shall never exceed 12.5% of the Shares outstanding. In addition to the 1% automatic increase in 1999, the Stockholders voted to make available for grant an additional 250,000 shares. In accordance with these provisions, the Shares available for grant increased 97,890 and 351,218 in 2000 and 1999, respectively. Under the 1991 Directors Stock Option Plan, as amended, options for up to 250,000 shares may be granted to non-employee directors. Both plans have ten-year terms.

       On June 3, 1999, the stockholders of the Company approved amendments to the Company's 1994 Stock Option and Long-Term Compensation Plan that authorized the Compensation Committee to issue restricted stock awards. Since that date, share of restricted stock have been issued to officers of the Company as follows:
	Number
	of	Stock Price
Date	Shares	at Grant Date	Vesting Period (1)
-----------	-------------	------------------	--------------------------
03/04/99	150,000	$28.3750	10 years or 46 months
09/14/99	8,000	$32.1875	10 years or 40 months
05/10/00	2,000	$31.1250	10 years or 32 months
11/01/00	6,000	$28.5625	10 years or 26 months
12/11/00	1,000	$28.5000	10 years or 25 months
	----------
	167,000
	======

       (1)      Vesting period for the stock is less than 10 years as indicated if certain operating results are achieved by the Company.

       The Company recorded $4,776,000 as additional paid-in capital when the shares of the restricted stock were issued offset by unearned compensation of the same amount. The unearned compensation was deducted from stockholders' equity and is being amortized over the vesting period. Compensation expense related to the restricted stock of $940,000 and $434,000 was recognized in 2000 and 1999, respectively.

       Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998: risk-free interest of 6.25%, 6.50%, and 5.50%, respectively; dividend yield of 7.15% in 2000, 6.00% in 1999 and 5.00% in 1998; volatility factor of the expected market price of the Company's common stock of .204, .256, and .389, respectively; and a weighted-average expected life of the options of 5 years for the 1994 Stock Option Plan in 2000 and 3 years in 1999 and 1998 and 5 years for the 1991 Directors Stock Option Plan. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted average fair value of options granted during 2000, 1999 and 1998 was $3.29, $4.92 and $7.20, respectively.

       For purposes of pro forma disclosures, the estimated fair value of the options granted in 2000, 1999 and 1998 is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share information):
	Year Ended December 31
	-------------------------------------------
	2000	1999	1998
	------------	------------	-----------
Pro forma net income available to common stockholders	$28,212	$19,831	$22,586
Pro forma net income per common share:
Basic	$ 2.87	$ 1.97	$ 2.15
Diluted	$ 2.84	$ 1.94	$ 2.13

       A summary of the Company's stock option activity and related information is as follows:
	1994 Stock Option Plan		1991 Directors Stock Option Plan

	----------------------------------		---------------------------------
		Weighted		Weighted
		Average		Average
	Shares	Price	Shares	Price
	---------------	---------------	--------------	----------------
Outstanding at January 1, 1998	209,048	$17.62	87,750	$13.76
Granted	369,650	30.68	25,500	31.13
Exercised	(24,638)	11.49	(11,250)	17.42
Forfeited	(10,875)	29.39	-	-
	-----------	-----------	-----------	-----------
Outstanding at December 31, 1998	543,185	26.55	102,000	17.70
Granted	83,250	31.14	21,000	34.00
Exercised	(12,126)	19.71	(9,500)	9.71
Forfeited	(25,125)	30.55	-	-
	-----------	-----------	-----------	-----------
Outstanding at December 31, 1999	589,184	18.32	113,500	21.38
Granted	210,375	29.68	28,500	30.81
Exercised	(6,135)	17.54	-	-
Forfeited	(45,252)	30.51	-	-
	-----------	-----------	-----------	-----------
Outstanding at December 31, 2000	748,172	$27.75	142,000	$23.27
	=======	=======	=======	=======

       Following is a summary of the status of options outstanding at December 31, 2000:
	Outstanding Options			Exercisable Options
	-----------------------------------------------			----------------------------
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Exercise Price Range	Number	Life	Price	Number	Price
---------------------------	-----------	---------------	--------------	-----------	--------------
1994 Stock Option Plan
$ 9.19 - $12.22	48,173	3.7 years	$11.05	48,173	$ 11.05
$12.23 - $15.75	40,498	5.1 years	$14.12	40,498	$ 14.12
$15.76 - $25.63	19,125	5.5 years	$21.00	19,125	$ 21.00
$25.64 - $29.00	141,850	8.2 years	$27.74	58,100	$ 26.63
$29.01 - $32.81	498,526	8.1 years	$30.74	105,662	$ 30.77
1991 Directors Stock Option Plan
$ 4.00	7,500	.7 years	$ 4.00	7,500	$ 4.00
$ 4.01 - $ 8.00	7,500	3.4 years	$ 8.00	7,500	$ 8.00
$ 8.01 - $10.20	25,500	4.1 years	$ 9.52	25,500	$ 9.52
$10.21 - $16.00	9,000	5.5 years	$16.00	9,000	$16.00
$25.01 - $30.00	27,000	7.4 years	$27.00	27,000	$27.00
$30.00 - $35.00	65,500	8.4 years	$32.05	65,500	$32.05

Note I - Other Matters

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

       During the year ending December 31, 2000, 199,281 shares of the Company's common stock were purchased at an average price of $27.99. Subsequent to December 31, 2000, the Company purchased 485,000 additional shares of its common stock at an average price of $28.95. Since June 1998, the Company has purchased a total of 1,999,293 shares of its common stock, which represents approximately 18.1% of the common stock outstanding when the buyback program was initiated on June 30, 1998.

       On October 10, 2000, the Company entered into an agreement with Five Arrows Realty Securities III L.L.C., an investment fund managed by Rothschild Realty Inc., a member of the Rothschild Group, providing for the sale of up to 2,142,857 shares at a price of $35.00 per share of Series B Convertible Cumulative Preferred Stock with an initial dividend payment rate of 8.34%. The net price to Parkway of the shares will be $34.30 per share. Under the terms of this agreement, Parkway may sell the Series B Preferred Stock to Five Arrows at up to four closings, at Parkway's option, before July 9, 2001, for an aggregate purchase price of $75 million. The issuance of the last 269,394 preferred shares is contingent on approval by Parkway's stockholders at the May 2001 annual meeting under the rules of the New York Stock Exchange. In connection with this sale, Parkway issued a warrant to Five Arrows to purchase 75,000 shares of common stock at a price of $35.00 for a period of seven years.

       On October 20, 2000, the Company and Southeast OfficeInvest, LLC, an affiliate of Investcorp International, Inc., announced the formation of a strategic joint venture to acquire up to $100 million of office properties. The venture is targeting A and B+ quality office properties in Central Business Districts in the Southeastern and Southwestern United States. Under the terms of the joint venture agreement, Parkway will operate, manage, and lease the properties on a day-to-day basis, provide acquisition and construction management services to the venture, and receive fees for providing these services. The venture will arrange first mortgage financing which will approximate 70% of the value of each office asset purchased. This debt will be non-recourse, property specific debt. Investcorp will provide 75% of the joint venture capital, and Parkway will provide 25%, with distributions being made pro rata. No investments have been made and no funds have been advanced under this agreement as of February 2, 2001.

Supplemental Profit and Loss Information

       Included in operating expenses are taxes, principally property taxes, of $11,335,000, $10,507,000 and $9,034,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Supplemental Cash Flow Information
	Year Ended December 31
	----------------------------------------------------
	2000	1999	1998
	--------------	--------------	--------------
	(In thousands)
Assumption of mortgage notes payable in connection with purchase of properties	$ -	$ 1,936	$ 5,962
Loans to facilitate sales of real estate and real estate securities	-	-	121
Interest paid	23,279	19,118	14,903
Income taxes paid	152	196	41
Restricted shares issued and adjustments	(581)	5,357	-
Shares issued in lieu of Directors' fees	70	72	65

Litigation

       The Company is not presently engaged in any litigation other than ordinary routine litigation incidental to its business.  Management believes such litigation will not materially affect the consolidated financial position, operations or liquidity of the Company.

Interest, Rents Receivable and Other Assets

	December 31 --------------------------------------

	2000	1999
	------------------	-----------------
	(In thousands)
Accounts receivable	$ 3,311	$ 3,199
Straight line rent receivable	3,878	2,678
Unamortized lease costs	4,638	4,367
Unamortized loan cost	2,139	2,120
Escrow and other deposits	4,713	3,419
Prepaid items	1,277	945
Other assets	713	857
	----------	----------
	$20,669	$17,585
	======	======

Accounts Payable and Other Liabilities
	December 31
	--------------------------------------
	2000	1999
	------------------	-----------------
	(In thousands)
Office property payables:
Accrued expenses and accounts payable	$ 6,643	$ 4,840
Accrued property taxes	7,106	6,927
Security deposits	1,541	2,652
Corporate payables	2,645	8,188
Dividends payable	1,208	1,213
Deferred gains	883	1,084
Accrued payroll	1,132	915
Interest payable	476	651
Other payables	502	459
	----------	-----------
	$22,136	$26,929
	======	======

Note J - Fair Values of Financial Instruments

Cash and cash equivalents

       The carrying amounts for cash and cash equivalents approximated fair value at December 31, 2000 and 1999.

Mortgage loans

       The fair values for mortgage loans receivable are estimated based on net realizable value and discounted cash flow analysis, using interest rates currently being offered on loans with similar terms to borrowers of similar credit quality. The aggregate fair value of the mortgage loans receivable at December 31, 2000 approximated its carrying amount of $883,000.

       The fair value of the mortgage notes payable without recourse are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The aggregate fair value of the mortgage notes payable without recourse at December 31, 2000 was $228,507,000 as compared to its carrying amount of $225,470,000. The aggregate fair value of the mortgage notes payable without recourse at December 31, 1999 was $208,410,000 as compared to its carrying amount of $214,736,000.

Note K - Selected Quarterly Financial Data (Unaudited):

       Summarized quarterly financial data for the years ended December 31, 2000 and 1999 are as follows (in thousands, except share and per share data):
	2000 --------------------------------------------------------------------------

	First	Second	Third	Fourth
	--------------	--------------	--------------	---------------
Revenues (other than gains)	$ 29,935	$ 30,963	$ 30,165	$ 31,461
Expenses	(23,605)	(24,607)	(23,675)	(25,208)
Gain on real estate and other assets	-	9,472	-	(1)
Minority interest - unit holders	(1)	-	(2)	(1)
	-------------	-------------	-------------	-------------
Net income	6,329	15,828	6,488	6,251
Dividends on preferred stock	1,449	1,449	1,450	1,449
	-------------	-------------	-------------	-------------
Net income available to common stockholders	$ 4,880	$ 14,379	$ 5,038	$ 4,802
	========	========	========	========
Basic per common share data:
Net income	$ .49	$ 1.46	$ .51	$ .49
Weighted average shares outstanding	9,884	9,838	9,790	9,788
Diluted per common share data:
Net income	$ .49	$ 1.45	$ .51	$ .49
Weighted average shares outstanding	9,975	9,944	9,921	9,884
Dividends paid on common stock	$ .50	$ .50	$ .56	$ .56

	1999 --------------------------------------------------------------------
	First	Second	Third	Fourth
	--------------	--------------	--------------	---------------
Revenues (other than gains)	$ 27,169	$ 27,644	$ 29,909	$ 29,598
Expenses	(20,898)	(20,931)	(23,878)	(23,079)
Gain on real estate and other assets	86	-	-	709
Minority interest - unit holders	(1)	-	(1)	-
	-------------	-------------	-------------	-------------
Net income	6,356	6,713	6,030	7,228
Dividends on preferred stock	1,449	1,449	1,450	1,449
	-------------	------------	-------------	------------
Net income available to common stockholders	$ 4,907	$ 5,264	$ 4,580	$ 5,779
	========	========	========	========
Basic per common share data:
Net income	$ .49	$ .52	$ .45	$ .57
Weighted average shares outstanding	10,103	10,030	10,124	10,077
Diluted per common share data:
Net income	$ .48	$ .52	$ .45	$ .57
Weighted average shares outstanding	10,210	10,148	10,263	10,183
Dividends paid on common stock	$ .45	$ .45	$ .50	$ .50

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2000

(In thousands)

		Initial Cost to the Company
		--------------------------------------
				Subsequent
			Building and	Capitalized
Description	Encumbrances	Land	Improvements	Costs
----------------	-------------------	-----------	-----------------------	---------------
Office and Parking Properties:
One Jackson Place - MS	$ 15,976	$ 1,799	$ 19,730	$ 5,294
SkyTel Centre - MS	7,604	1,360	13,067	1,182
IBM Building - MS	3,803	1,169	5,337	1,392
River Oaks Place - MS	-	277	4,143	719
SunCom Building - MS	5,179	915	10,830	2,374
Waterstone - GA	4,569	859	7,207	945
Falls Pointe - GA	5,426	1,431	7,659	539
Roswell North - GA	2,860	594	4,072	671
Meridian - GA	-	994	9,547	325
Lakewood II - GA	5,977	617	10,923	306
Hightower - GA	-	530	6,201	1,254
Pavilion Center - GA	-	510	4,005	385
One Park Ten Plaza- TX	3,841	606	6,149	2,045
400 Northbelt - TX	5,508	419	9,655	1,620
Woodbranch - TX	2,652	303	3,805	985
Tensor Building- TX	-	273	2,567	657
Ashford II - TX	-	163	2,069	494
Sugar Grove - TX	-	364	7,385	1,773
Raytheon Building- TX	6,484	856	15,175	42
Schlumberger Building- TX	-	1,128	11,102	233
One Commerce Green - TX	-	489	37,103	1,659
Comerica Bank Building - TX	-	1,921	21,222	940
BB&T Financial Center - NC	13,151	1,018	23,539	1,022
Charlotte Park - NC	-	1,400	12,911	2,473
Bank of America Tower - SC	-	316	20,350	1,460
CIGNA - SC	-	555	5,176	60
Atrium at Stoneridge - SC	-	572	7,775	878
Capitol Center - SC	20,913	973	37,232	1,445
Forum II & III - TN	-	2,634	13,886	606
First Tennessee Plaza - TN	13,133	457	29,499	3,025
Morgan Keegan Tower - TN	19,539	-	36,549	924
Cedar Ridge - TN	-	741	8,631	665
Falls Building - TN	-	-	7,628	528
Toyota Garage - TN	-	-	8,393	-
Vestavia - AL	-	729	3,956	768
Glen Forest Building - VA	-	537	8,503	153
Lynnwood Plaza - VA	-	985	8,306	357
Moorefield II - VA	-	469	4,752	108
Moorefield III - VA	-	490	5,135	223
Town Point Center - VA	-	-	10,756	920
Westvaco Building- VA	-	1,265	11,825	1,314
Greenbrier Tower I - VA	-	584	7,503	727
Greenbrier Tower II - VA	-	573	7,354	553
Winchester - VA	-	956	10,852	528
Moorefield I - VA	1,840	260	3,698	122
Corporate Square West - IN	-	741	1,727	828
Hillsboro Center V - FL	-	1,325	12,249	943
Hillsboro Center I-IV - FL	-	1,129	7,734	578
Southtrust Bank Building - FL	-	785	18,588	773
Central Station - FL	-	-	16,499	-
Teachers Insurance and Annuity
Association (12 properties)(4)	87,015	-	-	-
	------------	----------	------------	----------
Total Real Estate Owned	$225,470	$37,071	$569,959	$47,815
	=======	======	=======	======

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - (Continued)

DECEMBER 31, 2000

(In thousands)

	Gross Amount at Which Carried at Close of Period
	------------------------------------------------------------------------
					Net Book
		Bldg. &		Accum.	Value of	Year	Year
Description	Land	Imprv.	Total (1)	Depr.	Real Estate	Acquir.	Constructed
---------------------	-------	--------	--------	------	----------	-------	-------------
Real Estate Properties:
Office and Parking Properties:
One Jackson Place - MS	$ 1,799	$ 25,024	$ 26,823	$ 9,101	$ 17,722	1986	1986
SkyTel Centre - MS	1,360	14,249	15,609	1,966	13,643	1995	(2)1987
IBM Building - MS	1,169	6,729	7,898	1,064	6,834	1995	1986
River Oaks Place - MS	277	4,862	5,139	440	4,699	1998	1981
SunCom Building - MS	915	13,204	14,119	1,233	12,886	1998	1983
Waterstone - GA	859	8,152	9,011	1,215	7,796	1995	1987
Falls Pointe - GA	1,431	8,198	9,629	988	8,641	1996	1990
Roswell North - GA	594	4,743	5,337	593	4,744	1996	1986
Meridian - GA	994	9,872	10,866	941	9,925	1997	1985
Lakewood II - GA	617	11,229	11,846	992	10,854	1997	1986
Hightower - GA	530	7,455	7,985	704	7,281	1997	1983
Pavilion Center - GA	510	4,390	4,900	349	4,551	1998	1984
One Park Ten - TX	606	8,194	8,800	1,196	7,604	1996	1982
400 Northbelt - TX	419	11,275	11,694	1,583	10,111	1996	1982
Woodbranch - TX	303	4,790	5,093	683	4,410	1996	1982
Tensor - TX	273	3,224	3,497	339	3,158	1996	1983
Ashford II - TX	163	2,563	2,726	291	2,435	1997	1979
Sugar Grove - TX	364	9,158	9,522	993	8,529	1997	1982
Raytheon - TX	856	15,217	16,073	1,172	14,901	1997	1983
Schlumberger - TX	1,128	11,335	12,463	813	11,650	1998	1983
One Commerce Green - TX	489	38,762	39,251	2,790	36,461	1998	1983
Comerica Bank Bldg. - TX	1,921	22,162	24,083	1,628	22,455	1998	1983
BB&T - NC	1,018	24,561	25,579	2,681	22,898	1996	1988
Charlotte Park - NC	1,400	15,384	16,784	1,405	15,379	1997	1982/84/86
Bank of America Tower - SC	316	21,810	22,126	1,820	20,306	1997	1973
CIGNA - SC	555	5,236	5,791	373	5,418	1998	1986
Atrium at Stoneridge - SC	572	8,653	9,225	614	8,611	1998	1986
Capitol Center - SC	973	38,677	39,650	1,474	38,176	1999	1987
Forum II & III - TN	2,634	14,492	17,126	1,538	15,588	1997	1985
First Tennessee Plaza - TN	457	32,524	32,981	2,812	30,169	1997	1978
Morgan Keegan Tower - TN	-	37,473	37,473	3,135	34,338	1997	1985
Cedar Ridge - TN	741	9,296	10,037	805	9,232	1998	1982
Falls Building - TN	-	8,156	8,156	450	7,706	1998	(3)1982/84/90
Toyota Garage - TN	-	8,393	8,393	154	8,239	2000	2000
Vestavia - AL	729	4,724	5,453	614	4,839	1997	1988
Glen Forest Building - VA	537	8,656	9,193	624	8,569	1998	1985
Lynnwood Plaza - VA	985	8,663	9,648	655	8,993	1998	1986
Moorefield II - VA	469	4,860	5,329	367	4,962	1998	1985
Moorefield III - VA	490	5,358	5,848	412	5,436	1998	1985
Town Point Center - VA	-	11,676	11,676	738	10,938	1998	1987
Westvaco - VA	1,265	13,139	14,404	851	13,553	1998	1986
Greenbrier I - VA	584	8,230	8,814	707	8,107	1997	1985/87
Greenbrier II - VA	573	7,907	8,480	676	7,804	1997	1985/87
Winchester - VA	956	11,380	12,336	559	11,777	1998	1987
Moorefield I - VA	260	3,820	4,080	186	3,894	1999	1984
Corporate Sq. West - IN	741	2,555	3,296	856	2,440	1990	1968
Hillsboro V - FL	1,325	13,192	14,517	1,001	13,516	1998	1985
Hillsboro I-IV - FL	1,129	8,312	9,441	702	8,739	1998	1985
Southtrust Bank Bldg. - FL	785	19,361	20,146	1,278	18,868	1998	1985
Central Station - FL	-	16,499	16,499	175	16,324	2000	1990
Teachers Insurance and
Annuity Association
(12 propeties) (4)	-	-	-	-	-	-	-
	----------	------------	------------	----------	------------
Total Real Estate Owned	$37,071	$617,774	$654,845	$58,736	$596,109
	======	=======	=======	======	=======

(1)     The aggregate cost for federal income tax purposes was approximately $641,766.

(2)     For SkyTel Centre, this is the date of a major renovation.

(3)     For the Falls Building, these are the dates of major renovations.

(4)     The properties secured on the TIAA loan are Comerica Bank Building, One Commerce Green, Charlotte Park, Cedar Ridge,

(4)      Greenbrier I and II, Lynnwood Plaza, Glen Forest, Moorefield II, Moorefield III, Westvaco, Hillsboro I-IV and Hillsboro V.

NOTE TO SCHEDULE III

As of December 31, 2000 and 1999

(In thousands)

       A summary of activity for real estate and accumulated depreciation is as follows:
	December 31
	-----------------------------------------
	2000	1999
	-----------------------------------------
Real Estate:
Office and Parking Properties:
Balance at beginning of year	$647,063	$594,588
Additions:
Acquisitions and improvements	28,790	60,744
Office and parking redevelopment	8,240	13,194
Cost of real estate sold or disposed	(10,890)	(490)
Deconsolidation of Moore Building Associates LP	(18,358)	-
Reclassified to held for sale	-	(20,973)
	-------------	-------------
Balance at close of year	$654,845	$647,063
	========	========
Office Properites Held for Sale:
Balance at beginning of year	$ 19,621	$ -
Northern Virginia properties:
Cost of real estate	-	20,973
Accumulated depreciation	-	(1,352)
Net book value of real estate sold	(19,621)	-
	-------------	-------------
Balance at close of year	$ -	$ 19,621
	========	========
Accumulated Depreciation:
Balance at beginning of year	$ 41,319	$ 26,344
Depreciation expense	18,277	16,424
Real estate sold or disposed	(860)	(97)
Reclassified to held for sale	-	(1,352)
	-------------	-------------
Balance at close of year	$ 58,736	$ 41,319
	========	========

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

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)   (1)   Consolidated Financial Statements

(a)   (1)   Report of Independent Auditors

(a)   (1)   Consolidated Balance Sheets-as of December 31, 2000 and 1999

(a)   (1)   Consolidated Statements of Income-for the years ended December 31, 2000, 1999 and 1998

(a)   (1)   Consolidated Statements of Cash Flows-for the years ended December 31, 2000, 1999 and 1998

(a)   (1)   Notes to Consolidated Financial Statements

(a)   (2)   Consolidated Financial Statement Schedules

(a)   (2)   Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2000

(a)   (2)   Notes to Schedule III

(a)   (3)   Form 10-K Exhibits required by Item 601 of Regulation S-K:

(a)   (3)   (a)   Articles of Incorporation, as amended, of Parkway (incorporated by reference to Exhibit B to The (a)   (3)   (a)   Parkway Company's Proxy Material for its Annual Meeting of Stockholders held on July 18, 1996).

(a)   (3)   (b)   Bylaws of Parkway (incorporated by reference to Exhibit C to The Parkway Company's Proxy Material (a)   (3)   (b)   for its Annual Meeting of Stockholders held on July 18, 1996).

(a)   (3)   (c)   Amendments to Bylaws (incorporated by reference).

(a)   (3)   (d)   Articles Supplementary creating the Registrant's 8.75% Series A Cumulative Redeemable Preferred (a)   (3)   (d)   Stock (incorporated by reference to the Registrant's Form 8-A filed April 24, 1998).

(a)   (3)   (e)   Articles Supplementary of the Registrant dated October 6, 2000 creating the Registrant's Series B (a)   (3)   (e)   Convertible Cumulative Preferred Stock (Incorporated by reference to the Registrant's Form 8-K filed (a)   (3)    (e)   October 10, 2000).

(a)   (4)   (a)   Investment Agreement dated as of October 6, 2000 between the Registrant and Five Arrows Realty (a)   (4)   (a)   Securities III L.L.C. (Incorporated by reference to the Registrant's Form 8-K filed October 10, 2000).

(a)   (4)   (b)   Operating Agreement dated as of October 6, 2000 between the Registrant and Five Arrows Realty (a)   (4)   (b)   Securities III L.L.C. (Incorporated by reference to the Registrant's Form 8-K filed October 10, 2000).

(a)   (4)   (c)   Agreement and Waiver between the Registrant and Five Arrows Realty Securities III L.L.C. (Incorporated (a)   (4)   (c)   by reference to the Registrant's Form 8-K filed October 10, 2000).

(a)   (4)   (d)   Common Stock Purchase Warrant dated as of October 6, 2000 issued by the Registrant to Five Arrows (a)   (4)   (d)   Realty Securities III .L.C. (Incorporated by reference to the Registrant's Form 8-K filed October 10, (a)   (4)    (d)   2000).

(10)  Material Contracts:

      (a)   Form of Change-in-Control Agreement that Registrant has entered into with Leland R. Speed, Steven G.       (a)    Rogers, Sarah P. Clark and Marshall A. Loeb (incorporated by reference to the Registrant's Form 10-KSB for  the                           year ended December 31, 1996).

      (b)   Form of Change-in-Control Agreement that the Registrant has entered into with David R. Fowler, G. Mitchel       (b )   Mattingly, Regina P. Shows, Jack R. Sullenberger and James M. Ingram (incorporated by the Registrant's  Form 10-KSB               for the year ended December 31, 1996).

      (c)   The Registrant's 1997 Non-Employee Directors Stock Ownership Plan (incorporated by references to  Appendix B in               the Registrant's Proxy Material for its June 6, 1997 Annual Meeting).

      (d)   Form of First Amendment to Change-in-Control Agreement (incorporated by reference to the Registrant's Form        (d)   10-KSB for the year ended\December 31, 1999).

      (e)   Sale Agreement and Amendments between Brookdale Investors, L.P., a Delaware limited partnership, and       (e)    Parkway Properties LP, a Delaware limited partnership (incorporated by reference to the Registrant's Form 8-K filed               February 18, 1998).

      (f)   Credit Agreement among Parkway Properties LP, Chase Bank of Texas, National Association, and PNC Bank,       (f)    National Association as agent (incorporated by reference to the Registrant's Form 8-K filed November 12, 1998).

      (g)  Form of Note by Parkway Properties LP as maker and Chase Bank of Texas, National Association as agent       (g)   (incorporated by reference to the Registrant's Form 8-K filed November 12, 1998).

      (h)  Purchase and Sale Agreement between Parkway Properties LP and Triad Properties Corporation (incorporated       (h)   by reference to the Registrant's Form 8-K dated and filed April 22, 1998).

      (i)   Purchase and Sale Agreement between Parkway Portfolio I LLC and Triad Properties Corporation, and Parkway              Properties LP, a Delaware limited partnership (incorporated by reference to the Registrant's Form 8-K dated and filed              April 22, 1998).

      (j)   Amended and Restated Agreement of Limited Partnership of Parkway Properties LP, including Amended and       (j)    Restated Exhibit A of the Amended and Restated Agreement of Limited Partnership (incorporated by reference to the              Registrant's Form 8-K filed July 15, 1998).

      (k)   Admission Agreement between Parkway Properties LP and Lane N. Meltzer (incorporated by reference to the        (k)   Registrant's Form 8-K filed July 15, 1998).

      (l)    Promissory Note between Parkway Properties LP and Teachers Insurance and Annuity Association of  America               (incorporated by reference to the Registrant's Form 8-K filed July 15, 1998).

      (m)  Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by       (m)   Parkway Properties LP as borrower for the benefit of Teachers Insurance and Annuity Association of America as               lender (incorporated by reference to the Registrant's Form 8-K filed July 15,1 998).

      (n)   Conversion and Note Agreement between Parkway Properties LP, Parkway Properties, Inc. and Teachers       (n)    Insurance and Annuity Association of America (incorporated by reference to the Registrant's Form 8-K filed       (n)   July 15, 1998).

      (o)   Parkway Properties, Inc. 1994 Stock Option and Long-Term Incentive Plan (incorporated by reference to       (o)    Appendix A to the Company's proxy material for its June 3, 1999 Annual Meeting).

(21)   Subsidiaries of the Registrant, filed herewith.

(23)   Consent of Ernst & Young LLP, filed herewith.

(28)   Agreement of Registrant to furnish the Commission with copies of instruments defining the rights of holders          of  long-term debt (incorporated by reference to Exhibit 28E of the Registrant's Form S-4 (No. 33-2960) filed with the          Commission on February 3, 1986).

(99)      (a)   The Company Shareholder Rights Plan dated September 7, 1995 (incorporated by reference to the Registrant's (99)      (a)   Form 8-A filed September 8, 1995).

(99)      (b)   First Amendment to the Registrant's Rights Agreement dated October 6, 2000 (Incorporated by reference to (99)      (b)   the Registrant's From 8-K filed October 10, 2000).

(b)     Reports on Form 8-K.

(b)     (1)   8-K - Filed - October 10, 2000 - Reporting Agreement to Sell Shares of Preferred Stock

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKWAY PROPERTIES, INC.
Registrant

/s/ Steven G. Rogers
President, Chief Executive
Officer and Director
March 19, 2001

/s/ Marshall A. Loeb
Marshall A. Loeb
Chief Financial Officer
March 19, 2001

/s/ Regina P. Shows
Regina P. Shows
Chief Accounting Officer
March 19, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Daniel C. Arnold	/s/ Joe F. Lynch
Daniel C. Arnold, Director	Joe F. Lynch, Director
March 19, 2001	March 19, 2001

/s/ Roger P. Friou	/s/C. Herbert Magruder
Roger P. Friou, Director	C. Herbert Magruder, M.D., Director
March 19, 2001	March 19, 2001

/s/ Martin L. Garcia	/s/ W. Lincoln Mossop, Jr.
Martin L. Garcia, Director	W. Lincoln Mossop, Jr., Director
March 19, 2001	March 19, 2001

/s/Matthew W. Kaplan	/s/ Steven G. Rogers
Matthew W. Kaplan, Director	Steven G. Rogers
March 19, 2001	President, Chief Executive Officer and Director
March 19, 2001

/s/ J. Michael Lipsey	/s/ Leland R. Speed
J. Michael Lipsey, Director	Leland R. Speed
March 19, 2001	Chairman of Board and Director
March 19, 2001