Form 10-K/A
period 2000-12-31
PARKWAY PROPERTIES INC
filed 2001-04-03
CIK 729237

FORM 10-K/A

------------------------

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

------------------------

AMENDMENT TO APPLICATION OR REPORT
Filed Pursuant to Section 12, 13 or 15(d) of
THE SECURITIES EXCHANGE ACT OF 1934

PARKWAY PROPERTIES, INC.
--------------------------------------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

AMENDMENT NO. 1

       The undersigned registrant hereby amends Items 1, 2 and 7A of its Annual Report on Form 10-K for the year ended December 31, 2000 as set forth in the pages attached hereto.

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 3, 2001                                                                                                   PARKWAY PROPERTIES, INC.

Dated:  April 3, 2001                                                                                                    By:   /s/  Marshall A. Loeb
Dated:  April 3, 2001                                                                                                   ---------------------------------------------
Dated:  April 3, 2001                                                                                                             Marshall A. Loeb
Dated:  April 3, 2001                                                                                                             Chief Financial Officer

PART I

ITEM 1.  Business.

General Development of Business

       Parkway Properties, Inc. ("Parkway" or the "Company") is a real estate investment trust ("REIT") specializing in the operations, acquisition, ownership, management, and leasing of office properties. The Company is self-administered, in that it provides its own investment and administrative services internally through its own employees. The Company is also self-managed, as it internally provides the management and maintenance services that its properties require through its own employees, such as property managers and engineers and in some cases, leasing professionals. The Company is geographically focused on the Southeastern and Southwestern United States. Parkway and its predecessors have been public companies engaged in the real estate business since 1971, and its present senior management has been with Parkway since the 1980's. The management team has had experience managing a public real estate company through all phases of the real estate business cycle. At March 16, 2001, Parkway owned or had an interest in 49 office properties located in eleven states with an aggregate of approximately 7.2 million square feet of leasable space.

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

       In addition to direct real estate acquisitions, Parkway's investment strategy includes the consummation of business combination transactions with other public real estate and financial companies which Parkway deems to be undervalued. In evaluating a company to determine if it is undervalued, Parkway traditionally looks at the value the public market is placing on its assets versus what value the private market would pay for those same assets. Our preference is for office companies or those with a strong office component. We then pursue these acquisitions by acquiring common stock, which is typically listed on one of the major national stock exchanges. Since 1979, Parkway has completed eight such business combinations. Management may pursue similar business combination transactions on a selected basis in order to enhance stockholder value. Additionally, Parkway intends to form joint ventures or partnerships with selected investors. During 2000, the Company formed a venture partnership with a division of Investcorp International, Inc. for the purposes of acquiring approximately $100 million in Central Business District (downtown) assets in the Southeast and Southwest United States. Under the terms of the joint venture agreement, Parkway will operate, manage, and lease the properties on a day-to-day basis, provide acquisition and construction management services to the venture, and receive fees for providing these services. The venture will arrange first mortgage financing which will approximate 70% of the value of each office asset purchased. This debt will be non-recourse, property specific debt. Investcorp will provide 75% of the joint venture capital, and Parkway will provide 25%, with distributions being made pro rata. As of March of 2001, no investments had been purchased through the arrangement.

       Parkway has managed its properties in Jackson since 1990 and expanded its self-management program to office properties that it owns in Houston, Atlanta, St. Petersburg, Deerfield Beach, Richmond, Hampton Roads, Charlotte, Winston-Salem, Columbia, Knoxville and Memphis. The Company currently self-manages approximately 97% of its current portfolio on a net rentable square footage basis. In addition, the Company implemented self-leasing for renewals and currently self-leases approximately 82% of its current portfolio on a net rentable square footage basis. For new tenant leasing, which is a small portion of our business, we fully cooperate with the third party brokerage community. The Company benefits from a fully integrated management infrastructure, provided by its wholly-owned management subsidiary, Parkway Realty Services LLC ("Parkway Realty"). The Company believes self-management results in better customer service, higher tenant retention and allows the Company to enhance stockholder value through the application of its hands-on operating style. The Company believes that its focus on tenant retention will benefit the Company and its stockholders by maintaining a stabilized revenue stream and avoiding higher capital expenditures and leasing commissions associated with new leases. In order to self-manage properties, the Company seeks to reach critical mass in terms of square footage. Critical mass varies from market to market, but can generally be defined as owning or managing a minimum of 250,000 square feet. The Company is considering the sale of its properties that are not self-managed because the inability to self-manage these properties limits the Company's ability to apply its hands-on operating strategy. In addition to its owned properties, Parkway Realty currently manages and/or leases approximately one million net rentable square feet for third-party owners. The Company also intends to expand its third party fee business.

       Until December 31, 1996, Parkway operated as a real estate operating company. For the taxable years 1995 and 1996, Parkway paid virtually no federal income taxes ($64,000 in 1995 and none in 1996) primarily because Parkway had certain net operating losses ("NOLs") to shelter most of Parkway's income from such taxes. However, the increase in the number of outstanding shares of Common Stock which resulted from a common stock private placement in June 1996 and certain business combination transactions in 1994 and 1995 caused the use of Parkway's NOLs to be significantly limited in any one year. The Company anticipated that its taxable income would increase significantly following the implementation of its strategy of focused investment in office properties. Accordingly, Parkway's Board of Directors determined that it was in the best interests of Parkway and its stockholders to elect to qualify Parkway as a REIT under the Internal Revenue Code for the taxable year beginning January 1, 1997, which allows Parkway to be generally exempt from federal income taxes even if its NOLs are limited or exhausted, provided it meets various REIT requirements. The Company's taxable income increased from $8.9 million in 1997 to approximately $31.4 million in 2000, offset by $.1 million of NOLs in 1997 and $2.7 million of NOLs in 1998, 1999 and 2000 respectively. For each year from 1997 through 2000, the remaining taxable income was distributed in the form of dividends.

Business Objectives and Strategy of the Company

       Parkway's business objective is to maximize total return to stockholders over time primarily through increases in distributions and share price appreciation. During 2000, Parkway distributed $2.12 per share in dividends to common stockholders, representing an 11.58% increase over the 1999 dividends distributed of $1.90 per common share. Distributions in 2000 of $2.12 per share represent a payout of 52.9% of the Company's funds from operations ("FFO") for the year. The Company's dividend increase in 2000 was determined by the minimum distribution requirements of the REIT rules. To maintain qualification as a REIT, the Company must distribute to stockholders at least 95% of taxable income, excluding net capital gains (90% for taxable years beginning after December 31, 2000). See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation" for discussion of FFO.

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

       Parkway generally seeks to acquire well-located Class A, A- or B+ (as classified within their respective markets) multi-story office buildings which are located in primary or secondary markets in the Southeastern and Southwestern United States, ranging in size from 100,000 to 750,000 net rentable square feet and which have current and projected occupancy levels in excess of 70% and adequate parking to accommodate full occupancy. Office properties are designated Class A, A- or B based on a combination of factors including rent, building finishes, system standards and efficiency, building amenities, location/accessibility and market perception. Class A properties represent the most prestigious buildings competing for premier office users with rents above average for the area. These buildings generally have high quality standard finishes, state of the art systems, exceptional accessibility and a definite market presence. Class B office buildings compete for a wide range of users with rents in the average range for the area. Building finishes are fair to good for the area and systems are adequate, but the building does not compete with Class A at the same price. The Company targets buildings which are occupied by a major tenant (or tenants) (e.g., a tenant that accounts for at least 30% of the building's total rental revenue and has at least five years remaining on its lease). Parkway expects to focus any new property acquisitions in central business districts rather than suburban markets due to management's belief that the potential exists for greater returns in these sub-markets. Parkway strives to purchase office buildings at minimum initial unleveraged annual yields on its total investment of 9.5% for urban assets. The Company defines initial unleveraged yield as net operating income ("NOI") divided by total investment (as previously defined), where net operating income represents budgeted cash operating income for the current year at current occupancy rates and at rental rates currently in place with no adjustments for anticipated expense savings, increases in rental rates, additional leasing or straight line rent. Leases that expire during the year are assumed to renew at market rates unless interviews with tenants during pre-purchase due diligence indicate a likelihood that a tenant will not renew. In markets where the Company self-manages its properties, NOI also includes the net management fee expected to be earned during the year. The Company also generally seeks to acquire properties whose total investment per net rentable square foot is at least 20% below estimated replacement cost and whose current rental rates are at or below market rental rates. While the Company seeks to acquire properties which meet all of the acquisition criteria, specific property acquisitions are evaluated individually and may fail to meet one or more of the acquisition criteria at the date of purchase. Since January 1, 2000, the Company has acquired one office property with approximately 133,000 net rentable square feet for a total investment of $16.5 million, or approximately $124 per net rentable square foot. The office property is located in the central business district of St. Petersburg, Florida. In 2000, the Company completed construction of the 770-space Toyota Garage (adjacent to the Toyota Center discussed later) at a total construction cost of $8.4 million. Consistent with the qualification requirements of a REIT, the Company intends to hold and operate its portfolio of office buildings for investment purposes.

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

       In addition, the Company has made an investment in the historic renovation of the Toyota Center, formerly known as the Moore Building, which is adjacent to a new Triple-A baseball stadium complex in downtown Memphis. The Toyota Center was originally constructed in 1913 and consists of approximately 174,000 rentable square feet. The Company also constructed a multi-level, 770-space parking garage to accommodate the building and stadium parking needs. The redevelopment of the Toyota Center was substantially completed as of June 30, 2000. This building is owned by Moore Building Associates LP (the "Partnership"), which added an institutional investor, Banc of America Historic Ventures, LLC ("BOA") in March 2000, subject to certain conditions of the Partnership agreement pertaining to the completion of the building and realization of the historic tax credits. Under the Partnership Agreement, BOA has committed to contribute approximately $4.7 million to the Partnership. In return, BOA will receive a 3% preferred return and an allocation of substantially all of the historic tax credits generated by the project. During the second quarter of 2000, the majority of these conditions were met and management determined that the certification of the historic tax credits was probable. With the conditions for the institutional investor ownership in the Partnership being met, the Company's ownership interest became less than 1%. Therefore, the Company deconsolidated the Partnership resulting in an increase of $18,358,000 in a note receivable from the Partnership and a corresponding decrease in real estate development. Also, during the second quarter of 2000, the Partnership completed a $15,000,000 permanent financing of the Toyota Center with the proceeds used to reduce the Company's note receivable from the Partnership. The Company in turn reduced short-term borrowings under its bank lines of credit. At December 31, 2000, the note receivable from the Partnership totaled $8,863,000. The adjacent 770-space garage, which is owned by the Company, was completed April 1, 2000 with the majority of the 84% pre-leased monthly parking fees commencing on that day.

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

       The following table sets forth certain information about office properties the Company owned or had an interest in as of March 16, 2001:

					Estimated
					Average
			% of	Average	Market	% of
	Number	Total Net	Total	Rent	Rent	Leases	%
	of	Rentable	Net	Per	Per	Expiring	Leased
	Office	Square	Rentable	Square	Square	In	As of
Location	Properties(1)	Feet	Feet	Foot (1)	Foot (2)	2001 (3)	1/1/2001
---------------------------	------------------	--------------	------------	------------	-------------	-------------	------------
Houston, TX	10	1,607,000	22.3%	$17.35	$18.29	7.8%	97.8%
Columbia, SC	3	872,000	12.1%	15.32	16.66	8.1%	92.2%
Jackson, MS	5	831,000	11.5%	17.03	17.68	16.1%	97.5%
Memphis, TN	3	668,000	9.3%	16.48	16.57	7.6%	94.5%
Atlanta, GA	7	599,000	8.3%	18.24	18.45	21.4%	96.6%
Knoxville, TN	2	525,000	7.3%	15.17	15.18	15.3%	91.9%
Richmond, VA	6	498,000	6.9%	16.53	16.17	9.8%	95.3%
Chesapeake, VA	3	387,000	5.4%	16.56	15.13	8.0%	87.9%
Winston-Salem, NC	1	239,000	3.3%	19.41	20.00	4.1%	98.4%
Ft. Lauderdale, FL	2	215,000	3.0%	20.62	19.83	5.8%	95.5%
All Others	7	762,000	10.6%	15.09	15.28	10.6%	90.0%
	---	-------------	----------	----------	----------	--------	--------
	49	7,203,000	100.0%	$16.76	$17.16	10.7%	94.7%
	==	========	======	======	======	=====	=====

(1)    Includes 48 office properties owned directly and one 32,000 square foot office property that the Company owns a 50% interest located in New Orleans, Louisiana.

(2)    Average rent per square foot is defined as the weighted average current gross rental rate including expense escalations for occupied office space in the building as of January 1, 2001.

(3)    Estimated average market rent per square foot is based upon information obtained from (i) the Company's own experience in leasing space at the properties; (ii) leasing agents in the relevant markets with respect to quoted rental rates and completed leasing transactions for comparable properties in the relevant markets; and (iii) publicly available data with respect thereto. Estimated average market rent is weighted by the net rentable square feet expiring in each property.

(4)    The percentage of leases expiring in 2001 represents the ratio of square feet under leases expiring in 2001 divided by total net rentable square feet.

       The Company has only one material mortgage note payable with a principal balance greater than 10% of its assets. The lender is the Teachers' Insurance and Annuity Association mortgage (TIAA mortgage), and the loan totals $87,015,000 at December 31, 2000 and is secured by 12 office properties located in various markets. The TIAA loan has a fixed interest rate of 6.945% and matures July 1, 2008.

       Other fixed-rate mortgage notes payable total $138,455,000 at December 31, 2000 and are secured by 17 properties in various markets with interest rates ranging from 7% to 8.375%. Maturity dates on these mortgage notes payable range from March 2003 to October 2019 on 12 - 30 year amortizations. See Note F.

       The majority of the Company's fixed rate secured debt contains prepayment provisions based on the greater of a yield maintenance penalty or 1.0% of the outstanding loan amount. The yield maintenance penalty essentially compensates the lender for the difference between the fixed rate under the loan and the yield that the lender would receive if the lender reinvested the prepaid loan balance in U.S. Treasury Securities with a similar maturity as the loan.

       The following table sets forth scheduled lease expirations for properties owned as of March 16, 2001 for leases executed as of January 1, 2001, assuming no tenant exercises renewal options:
					Weighted	Weighted
					Average	Estimated
					Expiring	Average
		Net			Gross Rentable	Market Rent
		Rentable	Percent	Annualized	Rate Per Net	Per Net
Year of	Number	Square	of Total	Rental	Rentable	Rentable
Lease	of	Feet	Net Rentable	Amount	Square	Square
Expiration	Leases	Expiring	Square Feet	Expiring (1)	Square Foot (2)	Foot (3)
----------------	------------	---------------	-------------------	-------------------	----------------------	----------------
2001	214	772,000	10.7%	$ 12,732,000	$16.50	$16.86
2002	192	1,170,000	16.3%	20,084,000	17.16	17.14
2003	183	1,163,000	16.2%	19,886,000	17.09	17.09
2004	122	1,167,000	16.2%	19,259,000	16.50	17.15
2005	113	1,278,000	17.7%	21,484,000	16.81	17.83
Thereafter	66	1,269,000	17.6%	20,828,000	16.42	16.75
	-----	--------------	---------	-----------------	---------	---------
	890	6,819,000	94.7%	$114,273,000	$16.76	$17.16
	===	========	=====	==========	=====	=====

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
		Annualized		Lease
	Square	Rental		Expiration
Tenant	Feet	Revenue (1)	Office Property	Date
	--------------	------------------	-------------------------------------	----------------
South Carolina State			Capitol Center, Atrium
Government	259,990	$ 3,473	at Stoneridge	(2)
Worldcom (formerly MCI
Telecommunications/Skytel)
Communications, Inc.	225,273	3,705	(3)	(3)
Morgan Keegan & Company, Inc.	172,857	3,237	Morgan Keegan Tower	09/07
Geco-Prakla	155,324	2,685	Schlumberger	04/02
Washington Group
International, Inc.	147,075	2,811	Raytheon Building	12/04
Nabors Industries/Nabors
Corporate Services	140,782	2,713	One Commerce Green	12/05
Burlington Resources	137,471	2,146	400 North Belt	12/06
Florida Power Corporation	133,279	2,174	Central Station	05/13
First Tennessee Bank, NA	114,187	1,628	First Tennessee Plaza	09/04
Womble Carlyle Sandridge
and Rice PLLC	102,744	2,009	BB&T Financial Center	06/05
Westvaco Corporation	100,457	1,619	Westvaco Building	01/06
DHL Airways	98,649	1,716	One Commerce Green	11/04
International Business			Meridian Building, IBM
Machine Corporation	94,034	1,789	Building	(4)
Bank of America, NA	93,786	1,205	Bank of America Tower	06/06
PGS Tensor Geophysical, Inc.	91,960	1,552	Tensor Building	03/05
Branch Banking & Trust (BB&T)	86,278	1,650	BB&T Financial Center	(5)
Facility Holdings Corp.	82,444	1,402	Lakewood II	12/16
Telecorp PCS (formerly Tritel	76,117	1,239	SunCom Building, River
Communications, Inc).			Oaks Place	(6)
GSA	74,233	1,159	(7)	(7)
UBS Warburg (formerly PaineWebber Inc.)	61,973	767	(8)	(8)
	------------	----------
	2,448,913	$40,679
	=======	======

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

(3)    Worldcom (formerly MCI Telecommunications/Skytel Communications, Inc.) occupies 225,273 square feet and the leases expire as follows:

		Lease
	Square	Expiration
Office Property	Feet	Date
	------------	---------------
Skytel Centre	155,927	07/05
One Jackson Place	37,817	06/02
Glen Forest	19,003	06/03
Town Point Center	12,526	10/07
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

       As of December 31, 2000, total outstanding debt was approximately $307,352,000 of which $81,882,000, or 36.3%, is variable rate debt. If market rates of interest on the variable rate debt fluctuate by 10% (or approximately 81 basis points), the change in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $663,000 annually.