Form 10-K/A
period 2000-12-31
PARKWAY PROPERTIES INC
filed 2001-05-10
CIK 729237

FORM 10-K/A

------------------------

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

------------------------

AMENDMENT TO APPLICATION OR REPORT
Filed Pursuant to Section 12, 13 or 15(d) of
THE SECURITIES EXCHANGE ACT OF 1934

PARKWAY PROPERTIES, INC.
-----------------------------------------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

AMENDMENT NO. 2

       The undersigned registrant hereby amends Item 1 of its Annual Report on Form 10-K for the year ended December 31, 2000 as set forth in the pages attached hereto.

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 10, 2001                                     PARKWAY PROPERTIES, INC.

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

       The purchase of the SkyTel Centre in Jackson, Mississippi in July 1995 marked the implementation of the Company's business strategy of focused investment in office properties. The Company had extensive office operating experience prior to this time. To determine the private market value of a company Parkway evaluates each individual asset considering a number of factors such as current market rents, vacancy rates and capitalization rates. The estimate of private market evaluation derived from this analysis is then compared to the public market valuation for those assets as indicated by the company's stock price. As part of this strategy, the Company has (i) completed the acquisition of 54 office properties, encompassing approximately 7.7 million net rentable square feet, for a total investment of more than $649 million; (ii) sold or is in the process of selling all of its non-office assets; (iii) sold nine office properties, encompassing approximately 892,000 net rentable square feet primarily in markets that posed increasing risks and redeployed these funds; and (iv) implemented self-management and self-leasing at most of its properties to promote a focus on tenant retention and superior service in meeting the needs of its tenants. Total investment is defined as purchase price plus estimated closing costs and anticipated capital expenditures during the first 12 months of ownership for tenant improvements, commissions, upgrades and capital improvements to bring the building up to the Company's standards.

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

       Parkway generally seeks to acquire well-located Class A, A- or B+ (as classified within their respective markets) multi-story office buildings which are located in primary or secondary markets in the Southeastern and Southwestern United States, ranging in size from 100,000 to 750,000 net rentable square feet and which have current and projected occupancy levels in excess of 70% and adequate parking to accommodate full occupancy. Office properties are designated Class A, A- or B based on a combination of factors including rent, building finishes, system standards and efficiency, building amenities, location/accessibility and market perception. Class A properties represent the most prestigious buildings competing for premier office users with rents above average for the area. These buildings generally have high quality standard finishes, state of the art systems, exceptional accessibility and a definite market presence. Class B office buildings compete for a wide range of users with rents in the average range for the area. Building finishes are fair to good for the area and systems are adequate, but the building does not compete with Class A at the same price. The Company targets buildings which are occupied by a major tenant (or tenants) (e.g., a tenant that accounts for at least 30% of the building's total rental revenue and has at least five years remaining on its lease). Parkway expects to focus any new property acquisitions in central business districts rather than suburban markets due to management's belief that the potential exists for greater returns in these sub-markets. Parkway strives to purchase office buildings at minimum initial unleveraged annual yields on its total investment of 9.5% for urban assets. The Company defines initial unleveraged yield as net operating income ("NOI") divided by total investment (as previously defined), where net operating income represents budgeted cash operating income for the current year at current occupancy rates and at rental rates currently in place with no adjustments for anticipated expense savings, increases in rental rates, additional leasing or straight line rent. Leases that expire during the year are assumed to renew at market rates unless interviews with tenants during pre-purchase due diligence indicate a likelihood that a tenant will not renew. In markets where the Company self-manages its properties, NOI also includes the net management fee expected to be earned during the year. The Company also generally seeks to acquire properties whose total investment per net rentable square foot is at least 20% below estimated replacement cost and whose current rental rates are at or below market rental rates. While the Company seeks to acquire properties which meet all of the acquisition criteria, specific property acquisitions are evaluated individually and may fail to meet one or more of the acquisition criteria at the date of purchase. Since January 1, 2000, the Company has acquired one office property with approximately 133,000 net rentable square feet for a total investment of $16.5 million, or approximately $124 per net rentable square foot. The office property is located in the central business district of St. Petersburg, Florida. In 2000, the Company completed construction of the 770-space Toyota Garage (adjacent to the Toyota Center discussed later) at a total construction cost of $8.4 million. Consistent with the qualification requirements of a REIT, the Company intends to hold and operate its portfolio of office buildings for investment purposes, but may determine to sell properties that no longer meet its investment criteria

       In addition to investing in office properties, Parkway seeks to purchase common stock of other REITs that meet certain criteria. This program is referred to as the REIT Significant Value Program or "RSVP". The Company views the purchase of publicly-traded real estate equity securities to be an alternative to "fee simple" transactions for purchasing quality assets at attractive prices. The existence of a sustainable dividend provides a yield on the investment while the Company positions itself for direct involvement.

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

       Parkway's management team consists of experienced office property specialists with proven capabilities in office property (i) operations; (ii) leasing; (iii) management; (iv) acq uisition/disposition; (v) financing; (vi) capital allocation; and (vii) re-positioning. The management team also has considerable experience in evaluating and completing mergers and/or acquisitions of other REITs. Since 1979, the Company has completed eight such business combinations. The Company believes these capabilities will allow Parkway to continue to create office property value in all phases of the real estate cycle. Parkway's nine senior officers have an average of over 19 years of real estate industry experience, and have worked together at Parkway for an average of over 13 years. Management has developed a highly service-oriented operating culture and believes that its focus on operations, proactive leasing, property management and asset management activities will result in higher tenant retention and will continue to translate into enhanced stockholder value.

       The Company expects to continue seeking fixed rate, non-recourse mortgage financing at terms ranging from ten to thirty years on select office building investments as additional capital is needed. The Company plans to maintain a ratio of debt to total market capitalization from 25% to 45% although such ratio may from time to time temporarily exceed 45% especially when the Company has incurred significant amounts of short-term debt in connection with acquisitions. In addition, volatility in the price of the Company's common stock may result in a debt to total market capitalization ratio exceeding 45% from time to time. The Company monitors interest and fixed charge coverage ratios. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition." Other than the issuance of Series B Convertible Cumulative Preferred Stock to Five Arrows Realty Securities III L.L.C., Parkway has no present plans to issue senior securities.

       Parkway may, in appropriate circumstances, acquire one or more properties in exchange for Parkway's equity securities. Parkway may provide financing in connection with sales of property if market conditions so require, but it does not presently intend to make other loans. Parkway has no set policy as to the amount or percentage of its assets which may be invested in any specific property. Rather than a specific policy Parkway evaluates each property in terms of whether and to what extent the property meets Parkway's investment criteria and strategic objectives. Parkway has no present intentions of underwriting securities of other issuers. The strategies and policies set forth above were determined, and are subject to review by, Parkway's Board of Directors which may change such strategies or policies based upon their evaluation of the state of the real estate market, the performance of Parkway's assets, capital and credit market conditions, and other relevant factors. Parkway provides annual reports to its stockholders that contain financial statements audited by Parkway's independent public accountants.

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