Form 10-Q
period 2001-03-31
PARKWAY PROPERTIES INC
filed 2001-05-16
CIK 729237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For Quarterly Period Ended March 31, 2001 or
Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from ________ to ________ Commission File Number 1-11533 Parkway Properties, Inc.

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

       9,312,002 shares of Common Stock, $.001 par value, were outstanding as of May 11, 2001.

PARKWAY PROPERTIES, INC.

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED MARCH 31, 2001

Pages

Part I. Financial Information

Item 1.    Financial Statements

           Consolidated Balance Sheets, March 31, 2001 and December 31, 2000........................................3

           Consolidated Statements of Income for the Three Months Ended

                      March 31, 2001 and 2000..................................................................................................4

           Consolidated Statements of Stockholders' Equity for the Three Months Ended

                      March 31, 2001 and 2000..................................................................................................5

           Consolidated Statements of Cash Flows for the Three Months Ended

Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K 16

Signatures

Authorized signatures................................................................................................................................................17

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)

	March 31 2001	December 31 2000

	(Unaudited)
Assets
Real estate related investments:
Office and parking properties	$650,787	$654,845
Accumulated depreciation	(62,852)	(58,736)

	587,935	596,109

Land held for sale	3,733	4,283
Note receivable from Moore Building Associates LP	5,458	8,863
Real estate equity securities	-	23,281
Mortgage loans	882	883
Real estate partnership	399	384

	598,407	633,803

Interest, rents receivable and other assets	16,526	20,669
Cash and cash equivalents	1,719	765

	$616,652	$655,237
	==========	==========
Liabilities
Notes payable to banks	$ 66,709	$ 81,882
Mortgage notes payable without recourse	222,739	225,470
Accounts payable and other liabilities	15,499	22,136

	304,947	329,488

Stockholders' Equity
8.75% Series A Preferred stock, $.001 par value,
2,750,000 shares authorized and 2,650,000 shares
issued and outstanding in 2001 and 2000	66,250	66,250
Common stock, $.001 par value, 67,250,000 shares
authorized, 9,312,002 and 9,790,449 shares
issued and outstanding in 2001 and 2000, respectively	9	10
Additional paid-in capital	200,615	214,568
Unearned compensation	(3,164)	(3,402)
Accumulated other comprehensive income (loss)	(709)	821
Retained earnings	48,704	47,502

	311,705	325,749

	$616,652	$655,237
	==========	==========

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended March 31
	2001	2000
	(Unaudited)
Revenues
Income from office and parking properties	$29,859	$29,355
Dividend income	495	302
Management company income	186	185
Interest on note receivable from Moore Building Associates LP	230	-
Incentive management fee from Moore Building Associates LP	61	-
Interest on investments	25	7
Interest on mortgage loans	23	24
Deferred gains and other income	30	62
	30,909	29,935

Expenses
Office and parking properties:
Operating expense	12,518	12,096
Interest expense:
Contractual	4,192	3,955
Amortization of loan costs	50	40
Depreciation and amortization	5,184	4,636
Operating expense for other real estate properties	9	15
Interest expense on bank notes:
Contractual	1,396	1,460
Amortization of loan costs	155	106
Management company expenses	31	136
General and administrative	1,118	1,161
	24,653	23,605

Income before gains and minority interest	6,256	6,330

Net gains on real estate held for sale, office property and real estate equity securities	1,611	-
Minority interest - unit holders	(1)	(1)

Net income	7,866	6,329

Dividends on preferred stock	1,449	1,449

Net income available to common stockholders	6,417	4,880

Other comprehensive income
Change in unrealized gain on real estate equity securities	(821)	432
Change in market value of interest rate swap	(709)	-
Comprehensive income	$ 4,887	$ 5,312
	========	=======

Net income per common share:
Basic	$ 0.68	$ 0.49
	========	=======
Diluted	$ 0.67	$ 0.49
	========	=======
Dividends per common share:
Basic	$ 0.56	$ 0.50
	========	=======
Diluted	$ 0.56	$ 0.50
	========	=======
Weighted average shares outstanding:
Basic	9,425	9,884
	========	=======
Diluted	9,521	9,975
	========	=======

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Three Months Ended March 31
	2001	2000
	(Unaudited)
8.75% Series A Preferred stock, $.001 par value
Balance at beginning of period	$ 66,250	$ 66,250
Balance at end of period	66,250	66,250

Common stock, $.001 par value
Balance at beginning of period	10	10
Purchase of Company stock	(1)	-
Balance at end of period	9	10

Additional paid-in capital
Balance at beginning of period	214,568	220,526
Stock options exercised	86	18
Reclassification for issuance of restricted shares	-	(844)
Purchase of Company stock	(14,039)	(2,717)

	200,615	216,983

Unearned compensation
Balance at beginning of period	(3,402)	(4,923)
Reclassification for issuance of restricted shares	-	844
Amortization of unearned compensation	238	260
Balance at end of period	(3,164)	(3,819)

Accumulated other comprehensive income
Balance at beginning of period	821	-
Change in net unrealized gain on real estate equity securities	(821)	432
Change in market value of interest rate swap	(709)	-
Balance at end of period	(709)	432

Retained earnings
Balance at beginning of period	47,502	39,201
Net income	7,866	6,329
Preferred stock dividends declared	(1,449)	(1,449)
Common stock dividends declared	(5,215)	(4,938)
Balance at end of period	48,704	39,143

Total stockholders' equity	$311,705	$318,999
	========	=======

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31
	2001	2000
	(Unaudited)
Operating activities
Net income	$ 7,866	$ 6,329
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	5,184	4,636
Amortization of unearned compensation	238	260
Net gains on sales of real estate held for sale, office property
and real estate equity securities	(1,611)	-
Equity in earnings and other	(18)	(9)
Changes in operating assets and liabilities:
Decrease in receivables	3,876	185
Decrease in accounts payable and accrued expenses	(6,730)	(7,375)

Cash provided by operating activities	8,805	4,026

Investing activities
Payments received on mortgage loans	2	1
Net decrease in note receivable from Moore Building Associates LP	3,405	-
Purchases of real estate related investments	528	-
Purchases of real estate equity securities	-	(9,996)
Proceeds from sales of real estate held for sale, office property
and real estate equity securities	29,503	-
Real estate development	(68)	(7,544)
Improvements to real estate related investments	(2,084)	(3,834)

Cash provided by (used in) investing activities	31,286	(21,373)

Financing activities
Principal payments on mortgage notes payable	(2,731)	(2,475)
Net proceeds from (payments on) bank borrowings	(15,882)	28,080
Stock options exercised	86	18
Dividends paid on common stock	(5,121)	(4,859)
Dividends paid on preferred stock	(1,449)	(1,449)
Purchase of Company stock	(14,040)	(2,717)

Cash (used in) provided by financing activities	(39,137)	16,598

Increase (decrease) in cash and cash equivalents	954	(749)

Cash and cash equivalents at beginning of period	765	885

Cash and cash equivalents at end of period	$ 1,719	$ 136
	======	======

See notes to consolidated financial statements.

Parkway Properties, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2001

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

(2)   Reclassifications

       Certain reclassifications have been made in the 2000 consolidated financial statements to conform to the 2001 classifications.

(3)   Supplemental Cash Flow Information

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

	Three Months Ended March 31
	2001	2000
Cash paid for interest	$5,677,000	$6,017,000
Income taxes paid	22,000	33,000

(4)   Acquisitions and Dispositions

       During the quarter ended March 31, 2001, the Company sold its equity interests in other publicly traded real estate investment trusts ("REIT") held through its REIT Significant Value Program ("RSVP Program") initiative for net proceeds of $24,051,000. A net non-recurring gain of $1,591,000 was recognized on the sales in the first quarter. The net proceeds from the sales were used to reduce amounts outstanding on the Company's lines of credit and to purchase Company stock.

       On March 5, 2001, the Company closed on the cash sale of 2.8 acres of land adjacent to its assets in Deerfield Beach, Florida for net proceeds of $606,000. The Company recorded a gain for financial reporting purposes of $55,000 on the sale in the first quarter. The net proceeds from the sale were used to reduce amounts outstanding on the Company's lines of credit.

       On March 30, 2001, the Company closed on the cash sale of its 75,000 square foot office property in Birmingham, Alabama for net proceeds of $4,846,000. The Company recorded a loss for financial reporting purposes of $35,000 on the sale in the first quarter. The net proceeds from the sale were used to reduce amounts outstanding on the Company's lines of credit.

(5)   Impact of Recently Issued Accounting Standards

       The FASB has issued SFAS No. 138 "Accounting for Derivative Instruments and Hedging Activities" which amended certain provisions of SFAS No. 133 and requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company adopted SFAS No. 138 as of January 1, 2001.

       The Company entered into an interest rate hedge contract during the quarter ended March 31, 2001 which was outstanding as of that date and is summarized as follows:

Type of Hedge	Notional Amount	Maturity Date	Reference Rate	Fixed Rate	Fair Market Value
Swap	$51,000,000	01/15/03	1-Month LIBOR + 1.375%	5.44%	$(709,000)

(6)   Capital Transactions

       The Company purchased 485,000 shares of its common stock during the quarter ending March 31, 2001, at an average price of $28.95. No purchases have been made subsequent to March 31, 2001. Since June 1998, the Company has purchased a total of 1,999,293 shares of its common stock, which represents approximately 18% of the common stock outstanding when the buyback program was initiated on June 30, 1998. The Company has the authority to purchase an additional 500,707 shares under its existing authorization from its Board of Directors.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

Comments are for the balance sheet dated March 31, 2001 compared to the balance sheet dated December 31, 2000.

       During the three months ending March 31, 2001, total assets decreased $38,585,000 and office properties (before depreciation) decreased $4,058,000 or .6%.

       Parkway's direct investment in office and parking properties decreased $8,174,000 net of depreciation to a carrying amount of $587,935,000 at March 31, 2001 and consisted of 48 operating properties. During the three months ending March 31, 2001, the Company also capitalized building improvements and additional purchase expenses of $1,342,000 and recorded depreciation expense of $4,781,000 related to its office property portfolio.

       On March 30, 2001, the Company closed the cash sale of its 75,000 square foot office property in Birmingham, Alabama for net proceeds of $4,846,000. The Company recorded a loss for financial reporting purposes of $35,000 on the sale in the first quarter of 2001. The net proceeds from the sale were used to reduce amounts outstanding on the Company's lines of credit.

       At March 31, 2001, non-core assets, other than mortgage loans, totaled $3,733,000. On March 5, 2001, the Company closed on the cash sale of 2.8 acres of land adjacent to its office properties in Deerfield Beach, Florida for net proceeds of $606,000. The Company recorded a gain for financial reporting purposes of $55,000 on the sale in the first quarter. The net proceeds from the sale were used to reduce amounts outstanding on the Company's lines of credit. The Company expects to continue its efforts to liquidate its remaining non-core assets.

       For the quarter ended March 31, 2001 the note receivable from Moore Building Associates LP decreased a net $3,405,000 due to payments received on the note of $3,731,000 and advances made on the note of $326,000. The note bears interest at a rate of 13% annually.

       During the quarter ended March 31, 2001, the Company sold its equity interests in other publicly traded real estate investment trusts ("REITs") held through its REIT Significant Value Program ("RSVP Program") initiative for net proceeds of $24,051,000. A net non-recurring gain of $1,591,000 was recognized on these sales in the first quarter. The net proceeds from the sales were used to reduce amounts outstanding on the Company's lines of credit and to purchase Company stock.

       Notes payable to banks totaled $66,709,000 at March 31, 2001 and resulted from advances under bank lines of credit to purchase additional office properties, make improvements to office properties, fund redevelopment costs, purchase real estate equity securities and purchase Company stock.

       Mortgage notes payable without recourse decreased $2,731,000 during the three months ended March 31, 2001 due to scheduled principal payments.

       The Company expects to continue seeking fixed rate, non-recourse mortgage financing at terms ranging from ten to thirty years on select office building investments as additional capital is needed. The Company plans to maintain a ratio of debt to total market capitalization from 25% to 45% although such ratio may from time to time temporarily exceed 45%, especially when the Company has incurred significant amounts of short-term debt in connection with acquisitions. In addition, volatility in the price of the Company's common stock may result in a debt to total market capitalization ratio exceeding 45% from time to time. In addition to this debt ratio, the Company also monitors interest and fixed charge coverage ratios. Interest coverage ratios are computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization. The interest coverage ratio for the three months ending March 31, 2001 and 2000 was 3.13 and 2.89 times, respectively. Fixed charge coverage ratios are computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to earnings before interest, taxes, depreciation and amortization. The fixed charge coverage ratio for the three months ending March 31, 2001 and 2000 was 1.79 and 1.73 times, respectively.

       Stockholders' equity decreased $14,044,000 during the three months ended March 31, 2001 as a result of the following (in thousands):

Increase (Decrease)
Net income	$ 7,866
Preferred stock dividends declared	(1,449)
Change in net unrealized gains on real estate equity securities	(821)
Change in market value of interest rate swap	(709)
Comprehensive income	4,887

Shares purchased-Company common stock	(14,040)
Common stock dividends declared	(5,215)
Exercise of stock options	86
Amortization of unearned compensation	238
$(14,044)
=======

       The Company purchased 485,000 shares of its common stock during the quarter, at an average price of $28.95. No purchases have been made subsequent to March 31, 2001. Since June 1998, the Company has purchased a total of 1,999,293 shares of its common stock, which represents approximately 18% of the common stock outstanding when the buyback program was initiated on June 30, 1998. The Company has the authority to purchase an additional 500,707 shares under its existing authorization from its Board of Directors.

RESULTS OF OPERATIONS

Comments are for the three months ended March 31, 2001 compared to the three months ended March 31, 2000.

       Net income available for common stockholders for the three months ended March 31, 2001 was $6,417,000 ($.68 per basic common share) as compared to $4,880,000 ($.49 per basic common share) for the three months ended March 31, 2000. Net income included net gains from the sale of real estate held for sale, an office property and real estate equity securities in the amount of $1,611,000 for the three months ended March 31, 2001.

       The primary reason for the change in the Company's net income from office and parking properties for 2001 as compared to 2000 is the net effect of the operations of the following properties purchased, constructed or sold:

Properties Purchased/Constructed:

Office Properties	Purchase Date	Square Feet
Central Station	08/03/00	133,000

Parking Property	Completion Date	Spaces
Toyota Center Garage	04/01/00	770

Properties Sold:

Office Properties	Date Sold	Square Feet
Cherokee	06/20/00	54,000
Courthouse	06/20/00	95,000
Loudoun Plaza	06/20/00	72,000
First Little Rock Plaza	06/22/00	116,000
Vestavia	03/30/01	75,000

       Operations of office and parking properties are summarized below (in thousands):

	Three Months Ended March 31
	2001	2000
Income	$29,859	$29,355
Operating expense	(12,518)	(12,096)
	17,341	17,259
Interest expense	(4,242)	(3,995)
Depreciation and amortization	(5,184)	(4,636)
Net income	$ 7,915	$ 8,628
	======	======

       Dividend income increased $193,000 for the quarter ending March 31, 2001 compared to the quarter ending March 31, 2000. The increase is due to the income earned as a result of the ownership of real estate equity securities in 2000 through the Company's RSVP Program.

       Income also increased due to the interest income earned on the note receivable from Moore Building Associates LP of $230,000 and the incentive management fee earned from the Toyota Center (formerly Moore Building) of $61,000 for the quarter ended March 31, 2001.

       Net losses on operations of other real estate properties held for sale were $9,000 and $15,000 for the three months ending March 31, 2001 and 2000, respectively, and consisted primarily of property taxes on land held for sale.

       The $247,000 increase in interest expense on office properties is primarily due to the mortgage loans placed in 2000. The average interest rate on mortgage notes payable as of March 31, 2001 and 2000 was 7.5% and 7.4%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

       Cash and cash equivalents were $1,719,000 and $765,000 at March 31, 2001 and December 31, 2000, respectively. The Company generated $8,805,000 in cash flows from operating activities during the three months ending March 31, 2001 compared to $4,026,000 for the same period of 2000. The Company generated $31,286,000 in investing activities during the three months ending March 31, 2001. Proceeds from the sales of real estate held for sale, an office property and real estate equity securities were $29,503,000 for the three months ended March 31, 2001. The Company also spent $2,084,000 to make capital improvements at its office properties and $68,000 toward the Toyota Center Garage real estate redevelopment project. Cash dividends of $6,570,000 ($.56 per common share and $.546875 per preferred share) were paid to stockholders, 485,000 shares of common stock were repurchased for a total of $14,040,000 and principal payments of $2,731,000 were made on mortgage notes payable during the three months ending March 31, 2001.

Liquidity

       The Company plans to continue pursuing the purchase of additional investments that meet the Company's investment criteria and intends to use bank lines of credit, proceeds from the sale of non-core assets and office properties held for sale, proceeds from the sale of real estate equity securities, proceeds from the sale of convertible preferred stock and cash balances to fund those acquisitions. At March 31, 2001, the Company had $66,709,000 outstanding under two bank lines of credit. During the three months ending March 31, 2001, the Company sold the shares of real estate equity securities it held for approximately $24,051,000 and recognized a non-recurring gain of $1,591,000. The proceeds from the sale were used to reduce the Company's borrowings under its bank line of credit and purchase Company stock.

       The Company is exposed to interest rate changes primarily as a result of its lines of credit used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows at fixed rates, but also has a three-year $150 million secured revolving credit facility with a consortium of 13 banks with J.P. Morgan Chase & Co. serving as the lead agent (the "$150 million line") and a three-year $10 million unsecured line of credit with AmSouth Bank (the "$10 million line"). The interest rates on the lines of credit are equal to the 30 day LIBOR rate plus 112.5 to 137.5 basis points, depending upon overall Company leverage. The interest rate on the $10 million line and the $150 million line was 6.7% at March 31, 2001.

       The Company entered into an interest rate hedge contract during the quarter ended March 31, 2001 which was outstanding as of that date and is summarized as follows:

Type of Hedge	Notional Amount	Maturity Date	Reference Rate	Fixed Rate	Fair Market Value
Swap	$51,000,000	01/15/03	1-Month LIBOR + 1.375%	5.44%	$(709,000)

       The Company does not hold or issue this type of derivative contract for trading or speculative purposes.

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

       At March 31, 2001, the Company had $222,739,000 of non-recourse fixed rate mortgage notes payable with an average interest rate of 7.5% secured by office properties and $66,709,000 drawn under bank lines of credit. Based on the Company's total market capitalization of approximately $622,990,000 at March 31, 2001 (using the March 31, 2001 closing price of $28.70 per common share), the Company's debt represented approximately 46.5% of its total market capitalization. The Company plans to maintain a ratio of debt to total market capitalization from 25% to 45% although such ratio may from time to time temporarily exceed 45%, especially when the Company has incurred significant amounts of short-term debt in connection with acquisitions. In addition, volatility in the price of the Company's common stock may result in a debt to market capitalization ratio exceeding 45% from time to time. In addition to this debt ratio, the Company also monitors interest and fixed charge coverage ratios. Interest coverage ratios are computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization. The interest coverage ratio for the three months ending March 31, 2001 and 2000 was 3.13 and 2.89 times, respectively. Fixed charge coverage ratios are computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to earnings before interest, taxes, depreciation and amortization. The fixed charge coverage ratio for the three months ending March 31, 2001 and 2000 was 1.79 and 1.73 times, respectively.

       The table below presents the principal payments due and weighted average interest rates for the fixed rate debt.

	Average	Fixed Rate Debt
	Interest Rate	(In thousands)
2001*	7.47%	$ 8,504
2002	7.48%	12,100
2003	7.48%	14,697
2004	7.48%	13,969
2005	7.48%	15,047
2006	7.48%	16,207
Thereafter	7.64%	142,215
Total		$222,739
		==========

Fair value at 3/31/01		$225,701
		==========

*Remaining nine months

       The Company presently has plans to make capital improvements at its office properties in 2001 of approximately $19,324,000. These expenses include tenant improvements, capitalized acquisition costs and capitalized building improvements. All such improvements are expected to be financed by cash flow from the properties and advances on the bank lines of credit.

       On October 10, 2000, the Company entered into an agreement with Five Arrows Realty Securities III L.L.C., an investment fund managed by Rothschild Realty Inc., a member of the Rothschild Group, providing for the sale of up to 2,142,857 shares at a price of $35.00 per share of Series B Convertible Cumulative Preferred Stock with an initial dividend payment rate of 8.34%. The net price to be paid to Parkway will be $34.30 per share. Under the terms of this agreement, Parkway may sell the Series B Preferred Stock to Five Arrows at up to four closings, at Parkway's option, before July 9, 2001, for an aggregate purchase price of $75 million. The issuance of the last 269,394 preferred shares is contingent on approval by Parkway's stockholders at the May 2001 annual meeting under the rules of the New York Stock Exchange. In connection with this sale, Parkway issued a warrant to Five Arrows to purchase 75,000 shares of common stock at a price of $35.00 for a period of seven years.

       The Company anticipates that its current cash balance, operating cash flows, proceeds from the sale of office properties, real estate held for sale and borrowings (including borrowings under the working capital line of credit) will be adequate to pay the Company's (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders, (iv) capital improvements, and (v) normal repair and maintenance expenses at its properties both in the short and long term.

Funds From Operations

       Management believes that funds from operations ("FFO") is an appropriate measure of performance for equity REITs. Funds from operations is defined by the National Association of Real Estate Investment Trusts (NAREIT) as net income or loss, excluding gains or losses from debt restructuring and sales of properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In March 1995, NAREIT issued a clarification of the definition of FFO. The clarification provides that amortization of deferred financing costs and depreciation of non-real estate assets are not be added back to net income to arrive at FFO. In addition, effective January 1, 2000, NAREIT clarified that FFO should include both recurring and non-recurring operating results except those defined as extraordinary items under accounting principles generally accepted in the United States and gains or losses from sales of depreciable operating property. The Company's calculation of FFO shown below is consistent with NAREIT's recent clarification and includes an adjustment of $1,646,000 for the quarter ending March 31, 2001 to include gains on sales of real estate held for sale and real estate equity securities during that period. Funds from operations do not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States and is not an indication of cash available to fund cash needs. Funds from operations should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

       The following table presents the Company's FFO for the three months ended March 31, 2001 and 2000 (in thousands):

	Three Months Ended March 31
	2001	2000
Net income	$ 7,866	$ 6,329
Adjustments to derive funds from operations:
Preferred dividends	(1,449)	(1,449)
Depreciation and amortization	5,184	4,636
Adjustments for unconsolidated affiliates	(15)	7
Amortization of discounts, deferred gains and other	(2)	(16)
Loss on sale of depreciable real estate	35	-
Funds from operations	$11,619	$ 9,507
	=======	=======

       NAREIT has recommended supplemental disclosure concerning capital expenditures, leasing costs and straight-line rents which are given below (in thousands):

	Three Months Ended March 31
	2001	2000
Straight-line rents	$ 317	$ 365
Amortization of restricted stock	238	260
Building improvements	231	604
Tenant improvement:
New leases	45	1,183
Lease renewals	1,126	1,034
Leasing commissions:
New leases	75	276
Lease renewals	139	228
Leasing commissions amortized	356	287
Upgrades on recent acquisitions	468	509
Net gains on sale of real estate securities and land held for sale	1,646	-

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

PARKWAY PROPERTIES, INC.

PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

                (b)    Reports on Form 8-K

                         (1)    8-K Filed - None

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATED: May 15, 2001	PARKWAY PROPERTIES, INC.

/s/ Regina P. Shows Regina P. Shows, CPA Chief Accounting Officer