Form 10-Q
period 2001-06-30
PARKWAY PROPERTIES INC
filed 2001-08-14
CIK 729237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For Quarterly Period Ended June 30, 2001 or
Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from ________ to ________ Commission File Number 1-11533 Parkway Properties, Inc.
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

                                                        YES ___x___  NO ______

       9,371,372 shares of Common Stock, $.001 par value, were outstanding as of August 10, 2001.

PARKWAY PROPERTIES, INC.

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED JUNE 30, 2001

Pages

Part I. Financial Information

Item 1.    Financial Statements

           Consolidated Balance Sheets, June 30, 2001 and December 31, 2000....................................................................................... 3

           Consolidated Statements of Income for the Three Months and Six Months Ended

                      June 30, 2001 and 2000.......................................................................................................................................................... 4

           Consolidated Statements of Stockholders' Equity for the Six Months Ended

                      June 30, 2001 and 2000.......................................................................................................................................................... 6

           Consolidated Statements of Cash Flow for the Six Months Ended

Part II. Other Information

Item 4.    Submission of Matters to a Vote of Security Holders........................................................................................................... 17

Item 6.    Exhibits and Reports on Form 8-K............................................................................................................................................ 17

Signatures

Authorized signatures................................................................................................................................................................................ 18

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)
	June 30 2001	December 31 2000
	(Unaudited)
Assets
Real estate related investments:
Office and parking properties	$829,374	$654,845
Accumulated depreciation	(67,722)	(58,736)
	761,652	596,109

Land held for sale	3,733	4,283
Note receivable from Moore Building Associates LP	5,567	8,863
Real estate equity securities	-	23,281
Mortgage loans	880	883
Real estate partnership	379	384
	772,211	633,803

Interest, rents receivable and other assets	24,000	20,669
Cash and cash equivalents	714	765
	$796,925	$655,237

Liabilities
Notes payable to banks	$ 81,013	$ 81,882
Mortgage notes payable without recourse	325,957	225,470
Accounts payable and other liabilities	24,201	22,136
	431,171	329,488

Stockholders' Equity
8.75% Series A Preferred stock, $.001 par value,
2,750,000 shares authorized and 2,650,000 shares
issued and outstanding in 2001 and 2000	66,250	66,250
8.34% Series B Cumulative Convertible Preferred stock, $.001 par value, 2,142,857 shares authorized and 1,603,499 shares
Issued and outstanding in 2001	56,122	-
Common stock, $.001 par value, 67,250,000 shares
authorized, 9,333,694 and 9,790,449 shares
issued and outstanding in 2001 and 2000, respectively	9	10
Additional paid-in capital	199,489	214,568
Unearned compensation	(2,980)	(3,402)
Accumulated other comprehensive income (loss)	(755)	821
Retained earnings	47,619	47,502
	365,754	325,749
	$796,925	$655,237

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	Three Months Ended June 30
	2001	2000
	(Unaudited)
Revenues
Income from office and parking properties	$30,848	$30,323
Dividend income	-	110
Management company income	250	157
Interest on note receivable from Moore Building Associates LP	203	236
Incentive management fee from Moore Building Associates LP	59	55
Interest on cash equivalents	58	39
Interest on mortgage loans	22	21
Deferred gains and other income	28	22
	31,468	30,963

Expenses
Office and parking properties:
Operating expense	12,835	12,478
Interest expense:
Contractual	4,331	3,907
Amortization of loan costs	52	40
Depreciation and amortization	5,291	4,833
Operating expense for other real estate properties	9	15
Interest expense on bank notes:
Contractual	1,141	1,903
Amortization of loan costs	162	115
Management company expenses	85	143
General and administrative	1,187	1,173
	25,093	24,607

Income before gains and minority interest	6,375	6,356

Net gains on office properties and real estate equity securities	-	9,472
Minority interest - unit holders	(1)	-

Net income	6,374	15,828

Dividends on preferred stock	1,449	1,449
Dividends on convertible preferred stock	129	-

Net income available to common stockholders	4,796	14,379

Other comprehensive (loss)
Change in unrealized gain on real estate equity securities	-	(1,018)
Change in market value of interest rate swap	(46)	-
Comprehensive income	$ 4,750	$ 13,361

Net income per common share:
Basic	$ 0.51	$ 1.46
Diluted	$ 0.51	$ 1.45

Dividends per common share	$ 0.63	$ 0.50

Weighted average shares outstanding:
Basic	9,320	9,838
Diluted	9,425	9,944

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	Six Months Ended June 30
	2001	2000
	(Unaudited)
Revenues
Income from office and parking properties	$60,707	$59,678
Dividend income	495	412
Management company income	436	342
Interest on note receivable from Moore Building Associates LP	433	236
Incentive management fee from Moore Building Associates LP	120	55
Interest on cash equivalents	83	46
Interest on mortgage loans	45	45
Deferred gains and other income	58	84
	62,377	60,898

Expenses
Office and parking properties:
Operating expense	25,307	24,574
Interest expense:
Contractual	8,523	7,862
Amortization of loan costs	102	80
Depreciation and amortization	10,475	9,469
Operating expense for other real estate properties	18	30
Interest expense on bank notes:
Contractual	2,537	3,363
Amortization of loan costs	317	221
Management company expenses	116	279
General and administrative	2,351	2,334
	49,746	48,212

Income before gains and minority interest	12,631	12,686

Net gains on real estate held for sale, office properties and real estate equity securities	1,611	9,472
Minority interest - unit holders	(2)	(1)

Net income	14,240	22,157

Dividends on preferred stock	2,898	2,898
Dividends on convertible preferred stock	129	-

Net income available to common stockholders	11,213	19,259

Other comprehensive (loss)
Change in unrealized gain on real estate equity securities	(821)	(586)
Change in market value of interest rate swap	(755)	-
Comprehensive income	$ 9,637	$ 18,673

Net income per common share:
Basic	$ 1.20	$ 1.95
Diluted	$ 1.18	$ 1.93

Dividends per common share	$ 1.19	$ 1.00

Weighted average shares outstanding:
Basic	9,372	9,861
Diluted	9,471	9,958

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Six Months Ended June 30
	2001	2000
	(Unaudited)
8.75% Series A Preferred stock, $.001 par value
Balance at beginning of period	$ 66,250	$ 66,250
Balance at end of period	66,250	66,250

8.34% Series B Cumulative Convertible Preferred stock, $.001 par value
Balance at beginning of period	-	-
Shares issued - stock offerings	56,122	-
Balance at end of period	56,122	-

Common stock, $.001 par value
Balance at beginning of period	10	10
Purchase of Company stock	(1)	-
Balance at end of period	9	10

Additional paid-in capital
Balance at beginning of period	214,568	220,526
Stock options exercised	293	60
Shares issued in lieu of Director's fees	56	66
Restricted shares issued	60	62
Reclassification for issuance of restricted shares	-	(844)
Shares issued - stock offerings	(1,449)	-
Purchase of Company stock	(14,039)	(5,341)
Balance at end of period	199,489	214,529

Unearned compensation
Balance at beginning of period	(3,402)	(4,923)
Restricted shares issued	(60)	(62)
Reclassification for issuance of restricted shares	-	844
Amortization of unearned compensation	482	483
Balance at end of period	(2,980)	(3,658)

Accumulated other comprehensive income (loss)
Balance at beginning of period	821	-
Change in net unrealized gain (loss) on real estate equity securities	(821)	(586)
Change in market value of interest rate swap	(755)	-
Balance at end of period	(755)	(586)

Retained earnings
Balance at beginning of period	47,502	39,201
Net income	14,240	22,157
Preferred stock dividends declared	(2,898)	(2,898)
Convertible preferred stock dividends declared	(129)	-
Common stock dividends declared	(11,096)	(9,832)
Balance at end of period	47,619	48,628

Total stockholders' equity	$365,754	$325,173

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

	Six Months Ended June 30
	2001	2000
	(Unaudited)
Operating activities
Net income	$ 14,240	$ 22,157
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	10,475	9,469
Amortization of loan costs	419	301
Amortization of unearned compensation	482	483
Net gains on sales of real estate held for sale, office property
and real estate equity securities	(1,611)	(9,472)
Equity in earnings and other	-	(21)
Changes in operating assets and liabilities:
Increase in receivables and other assets	(3,313)	(693)
Increase (decrease) in accounts payable and accrued expenses	1,738	(6,393)

Cash provided by operating activities	22,430	15,831

Investing activities
Payments received on mortgage loans	4	4
Net decrease in note receivable from Moore Building Associates LP	3,296	12,373
Purchases of real estate related investments	(174,584)	-
Purchases of real estate equity securities	-	(17,488)
Proceeds from sales of real estate held for sale, office property
and real estate equity securities	29,503	49,753
Real estate development	(72)	(8,030)
Improvements to real estate related investments	(6,624)	(8,011)

Cash (used in) provided by investing activities	(148,477)	28,601

Financing activities
Principal payments on mortgage notes payable	(5,513)	(4,995)
Net payments on bank borrowings	(1,624)	(7,130)
Proceeds from long-term financing	106,000	-
Stock options exercised	293	60
Dividends paid on common stock	(10,895)	(9,674)
Dividends paid on preferred stock	(2,898)	(2,898)
Purchase of Company common stock	(14,040)	(5,341)
Proceeds from stock offerings	54,673	-

Cash provided by (used in) financing activities	125,996	(29,978)

(Decrease) increase in cash and cash equivalents	(51)	14,454

Cash and cash equivalents at beginning of period	765	885

Cash and cash equivalents at end of period	$ 714	$ 15,339

See notes to consolidated financial statements.

Parkway Properties, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2001

(1)   Basis of Presentation

      The consolidated financial statements include the accounts of Parkway Properties, Inc. ("Parkway" or "the Company") and its 100% owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

       The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The financial statements should be read in conjunction with the annual report and the notes thereto.

(2)   Reclassifications

       Certain reclassifications have been made in the 2000 consolidated financial statements to conform to the 2001 classifications.

(3)   Supplemental Cash Flow Information

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

	Six Months Ended June 30
	2001	2000
Cash paid for interest	$11,469,000	$11,912,000
Income taxes paid	103,000	102,000
Restricted shares issued	60,000	62,000
Shares issued in lieu of Director's fees	56,000	66,000

(4)   Acquisitions and Dispositions

       During the three months ended March 31, 2001, the Company sold its equity interests in other publicly traded real estate investment trusts ("REITs") held through its REIT Significant Value Program ("RSVP Program") for net proceeds of $24,051,000. A net non-recurring gain of $1,591,000 was recognized on the sales in the first quarter. The net proceeds from the sales were used to reduce amounts outstanding on the Company's lines of credit and to purchase Company stock.

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

       On June 22, 2001, the Company closed on the purchase of an office building located at 233 North Michigan Avenue, and an adjacent, four-level structured parking garage in Chicago, Illinois for $173,500,000 in cash. The total purchase price, including closing costs, anticipated first year capital expenditures and leasing commissions, is expected to be approximately $175,050,000. The building contains 1,067,000 rentable square feet, which includes office, retail and storage and was 89% leased as of the purchase date. In connection with the purchase, the Company completed a $106,000,000 fixed rate, non-recourse, first mortgage with Deutsche Banc Alex Brown. The interest rate on the mortgage is 7.35%. Additional purchase funding of $55,000,000 was obtained from the sale of 1,603,499 shares of the Company's Series B Cumulative Convertible Preferred Stock to Rothschild/Five Arrows with the balance drawn on our existing line of credit.

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

       The Company entered into an interest rate hedge contract on January 8, 2001 and is summarized as follows:
Type of Hedge	Notional Amount	Maturity Date	Reference Rate	Fixed Rate	Fair Market Value 06/30/01
Swap	$51,000,000	01/15/03	1-Month LIBOR + 1.375%	5.44%	$(755,000)

(6)   Capital Transactions

       The Company purchased 485,000 shares of its common stock during the three months ended March 31, 2001, at an average price of $28.95. No purchases have been made subsequent to March 31, 2001. Since June 1998, the Company has purchased a total of 1,999,293 shares of its common stock, which represents approximately 18% of the common stock outstanding when the buyback program was initiated on June 30, 1998. The Company has the authority to purchase an additional 500,707 shares under its existing authorization from its Board of Directors.

       On June 20, 2001, the Company issued 1,603,499 shares of its Series B Cumulative Convertible Preferred Stock to Rothschild/Five Arrows for net proceeds of $55,000,000. The proceeds were applied to the purchase of the 233 North Michigan Avenue Building and adjacent parking garage in Chicago, Illinois. The dividend payment rate on these shares is 8.34%.

(7)   Subsequent Events

       On July 3, 2001, the Company issued the remaining 539,358 shares of Series B Cumulative Convertible Preferred Stock to Rothschild/Five Arrows for net proceeds of $18,500,000. The proceeds were used to reduce amounts outstanding on the Company's lines of credit. The dividend payment rate on these shares is 8.34%. In connection with the sales of convertible preferred equity, Parkway issued a warrant to Five Arrows to purchase 75,000 shares of common stock at a price of $35 for a period of seven years.

       Effective August 5, 2001, the Company replaced its $10 million unsecured line of credit with AmSouth Bank (the "$10 million line") with a new $12.5 million unsecured line of credit with PNC Bank, National Association (the "$12.5 million line"). The $12.5 million line matures August 5, 2002 and has an interest rate equal to the 30-day LIBOR rate plus 130 basis points compared to the $10 million line interest rate, which was equal to the 30-day LIBOR rate plus 137.5 basis points. The Company paid a facility fee of 10 basis points ($12,500) upon closing of the $12.5 million line. Under the $12.5 million line, the Company is no longer required to pay annual administration fees or fees on the unused portion of the line. The $10 million line required payment of annual administration fees of $3,000 and payment of fees on the unused portion of the line based upon overall Company leverage at 25 basis points.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

Comments are for the balance sheet dated June 30, 2001 compared to the balance sheet dated December 31, 2000.

       During the six months ending June 30, 2001, total assets increased $141,688,000 and office and parking properties (before depreciation) increased $174,529,000 or 27%.

       Parkway's direct investment in office and parking properties increased $165,543,000, net of depreciation, to a carrying amount of $761,652,000 at June 30, 2001 and consisted of 49 operating properties. During the six months ending June 30, 2001, the Company also capitalized building improvements and additional purchase expenses of $6,424,000 and recorded depreciation expense of $9,650,000 related to its office property portfolio.

       On March 30, 2001, the Company closed the cash sale of its 75,000 square foot office property in Birmingham, Alabama for net proceeds of $4,846,000. The Company recorded a loss for financial reporting purposes of $35,000 on the sale in the first quarter of 2001. The net proceeds from the sale were used to reduce amounts outstanding on the Company's lines of credit.

       On June 22, 2001, the Company closed on the purchase of an office building located at 233 North Michigan Avenue, and an adjacent, four-level structured parking garage in Chicago, Illinois for $173,500,000 in cash. The total purchase price, including closing costs, anticipated first year capital expenditures and leasing commissions, is expected to be approximately $175,050,000. The building contains 1,067,000 rentable square feet, which includes office, retail and storage and was 89% leased as of the purchase date. In connection with the purchase, the Company completed a $106,000,000 fixed rate, non-recourse, first mortgage with Deutsche Banc Alex Brown. The interest rate on the mortgage is 7.35%. Additional purchase funding of $55,000,000 was obtained from the sale of 1,603,499 shares of the Company's Series B Cumulative Convertible Preferred Stock to Rothschild/Five Arrows with the balance drawn on our existing line of credit.

       At June 30, 2001, non-core assets, other than mortgage loans, totaled $3,733,000. On March 5, 2001, the Company closed on the cash sale of 2.8 acres of land adjacent to its office properties in Deerfield Beach, Florida for net proceeds of $606,000. The Company recorded a gain for financial reporting purposes of $55,000 on the sale in the first quarter. The net proceeds from the sale were used to reduce amounts outstanding on the Company's lines of credit. The Company expects to continue its efforts to liquidate its remaining non-core assets.

       For the six months ended June 30, 2001, the note receivable from Moore Building Associates LP decreased a net $3,296,000 due to payments received on the note of $3,835,000 and advances made on the note of $539,000. The note bears interest at a rate of 13% annually.

       During the three months ended March 31, 2001, the Company sold its equity interests in other publicly traded real estate investment trusts ("REITs") held through its REIT Significant Value Program ("RSVP Program") for net proceeds of $24,051,000. A net non-recurring gain of $1,591,000 was recognized on these sales. The net proceeds from the sales were used to reduce amounts outstanding on the Company's lines of credit and to purchase Company stock.

       Notes payable to banks totaled $81,013,000 at June 30, 2001 and resulted from advances under bank lines of credit to purchase additional office properties, make improvements to office properties, fund redevelopment costs, purchase real estate equity securities and purchase Company common stock.

       Mortgage notes payable without recourse increased $100,487,000 during the six months ended June 30, 2001 due to scheduled principal payments of $5,513,000 and placement of a $106,000,000 fixed rate, non-recourse first mortgage with Deutsche Banc Alex Brown. The interest rate on the mortgage is 7.35% and it matures July 11, 2011. The mortgage is secured by the 233 North Michigan Avenue Building and adjacent parking garage in Chicago, Illinois.

       The Company expects to continue seeking fixed rate, non-recourse mortgage financing at terms ranging from ten to thirty years on select office building investments as additional capital is needed. The Company plans to maintain a ratio of debt to total market capitalization from 25% to 45% although such ratio may from time to time temporarily exceed 45%, especially when the Company has incurred significant amounts of short-term debt in connection with acquisitions. In addition, volatility in the price of the Company's common stock may result in a debt to total market capitalization ratio exceeding 45% from time to time. In addition to this debt ratio, the Company also monitors interest and fixed charge coverage ratios. The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization. This ratio for the six months ending June 30, 2001 and 2000 was 3.18 and 2.92 times, respectively. The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to earnings before interest, taxes, depreciation and amortization. This ratio for the six months ending June 30, 2001 and 2000 was 1.79 and 1.75 times, respectively.

       Stockholders' equity increased $40,005,000 during the six months ended June 30, 2001 as a result of the following (in thousands):

Increase (Decrease)
Net income	$14,240
Preferred stock dividends declared	(2,898)
Convertible preferred stock dividends declared	(129)
Change in net unrealized gains on real estate equity securities	(821)
Change in market value of interest rate swap	(755)
Comprehensive income	9,637

Shares purchased-Company common stock	(14,040)
Shares issued-preferred stock offering	54,673
Common stock dividends declared	(11,096)
Exercise of stock options	293
Amortization of unearned compensation	482
Shares issued in lieu of directors' fees	56
$40,005

       The Company purchased 485,000 shares of its common stock during the three months ended March 31, 2001, at an average price of $28.95. No purchases have been made subsequent to March 31, 2001. Since June 1998, the Company has purchased a total of 1,999,293 shares of its common stock, which represents approximately 18% of the common stock outstanding when the buyback program was initiated on June 30, 1998. The Company has the authority to purchase an additional 500,707 shares under its existing authorization from its Board of Directors.

       On June 20, 2001, the Company issued 1,603,499 shares of its Series B Cumulative Convertible Preferred Stock to Rothschild/Five Arrows for net proceeds of $55,000,000. The funds were applied to the purchase of the 233 North Michigan Avenue Building and adjacent parking garage in Chicago, Illinois. The dividend payment rate on these shares is 8.34%. On July 3, 2001, the Company issued the remaining 539,358 shares of its Series B Cumulative Convertible Preferred Stock to Rothschild/Five Arrows. The dividend payment rate on these shares is 8.34%. In connection with the sales of convertible preferred equity, Parkway issued a warrant to Five Arrows to purchase 75,000 shares of common stock at a price of $35 for a period of seven years. The net proceeds from this second issuance were $18,500,000, which was used to reduce amounts outstanding on the Company's lines of credit.

RESULTS OF OPERATIONS

Comments are for the three months and six months ended June 30, 2001 compared to the three months and six months ended June 30, 2000.

       Net income available for common stockholders for the three months ended June 30, 2001 was $4,796,000 ($.51 per basic common share) as compared to $14,379,000 ($1.46 per basic common share) for the three months ended June 30, 2000.  Net income available for common stockholders for the six months ended June 30, 2001 was $11,213,000 ($1.20 per basic common share) as compared to $19,259,000 ($1.95 per basic common share) for the six months ended June 30, 2000. Net income included net gains from the sale of real estate held for sale, office properties and real estate equity securities in the amount of $1,611,000 and $9,472,000 for the six months ended June 30, 2001 and 2000, respectively.

       The primary reason for the change in the Company's net income from office and parking properties for 2001 as compared to 2000 is the net effect of the operations of the following properties purchased, constructed or sold:

Properties Purchased/Constructed:

Office Properties	Purchase Date	Square Feet
Central Station	08/03/00	133,000
233 North Michigan	06/22/01	1,068,000

Parking Property	Completion Date	Spaces
Toyota Center Garage	04/01/00	770

Properties Sold:

Office Properties	Date Sold	Square Feet
Cherokee	06/20/00	54,000
Courthouse	06/20/00	95,000
Loudoun Plaza	06/20/00	72,000
First Little Rock Plaza	06/22/00	116,000
Vestavia	03/30/01	75,000

       Operations of office and parking properties are summarized below (in thousands):

                                                                                           Three Months Ended                   Six Months Ended

                                                                                                        June 30                                    June 30

                                                                                      ____________________         __________________

	2001	2000	2001	2000
Income	$30,848	$30,323	$60,707	$59,678
Operating expense	(12,835)	(12,478)	(25,307)	(24,574)
	18,013	17,845	35,400	35,104
Interest expense	(4,383)	(3,947)	(8,625)	(7,942)
Depreciation and amortization	(5,291)	(4,833)	(10,475)	(9,469)
Net income	$ 8,339	$ 9,065	$16,300	$17,693

       Dividend income increased $83,000 for the six months ending June 30, 2001 compared to the six months ending June 30, 2000. The increase is due to the income earned as a result of the ownership of real estate equity securities through the Company's RSVP Program.

       Income also increased due to the interest income earned on the note receivable from Moore Building Associates LP of $197,000 and the incentive management fee earned from the Toyota Center (formerly Moore Building) of $65,000 for the six months ended June 30, 2001.

       Net losses on operations of other real estate properties held for sale were $18,000 and $30,000 for the six months ending June 30, 2001 and 2000, respectively, and consisted primarily of property taxes on land held for sale.

       The $683,000 increase in interest expense on office properties is primarily due to the mortgage loans placed in 2001 and the third quarter of 2000. The average interest rate on mortgage notes payable as of June 30, 2001 and 2000 was 7.4%.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

       Cash and cash equivalents were $714,000 and $765,000 at June 30, 2001 and December 31, 2000, respectively. The Company generated $22,430,000 in cash flows from operating activities during the six months ending June 30, 2001 compared to $15,831,000 for the same period of 2000. The Company used $148,477,000 in investing activities during the six months ending June 30, 2001. Proceeds from the sales of real estate held for sale, an office property and real estate equity securities were $29,503,000 for the six months ended June 30, 2001. In implementing its investment strategy, the Company used $174,584,000 to purchase operating properties. The Company also spent $6,624,000 to make capital improvements at its office properties and $72,000 toward the Toyota Center Garage real estate redevelopment project. Cash dividends of $13,793,000 ($1.19 per common share and $1.09 per Series A preferred share) were paid to stockholders, and 485,000 shares of common stock were repurchased for a total of $14,040,000. Proceeds from long-term financing were $106,000,000 and principal payments of $5,513,000 were made on mortgage notes payable during the six months ending June 30, 2001.

Liquidity

       The Company plans to continue pursuing the acquisition of additional investments that meet the Company's investment criteria and intends to use bank lines of credit, proceeds from the sale of non-core assets and office properties held for sale, proceeds from the sale of real estate equity securities, proceeds from the sale of convertible preferred stock and cash balances to fund those acquisitions. At June 30, 2001, the Company had $81,013,000 outstanding under two bank lines of credit. During the six months ending June 30, 2001, the Company sold shares of real estate equity securities, land held for sale and an office property for $29,503,000 and recognized a non-recurring gain of $1,611,000. The proceeds from these sales were used to reduce the Company's borrowings under its bank line of credit and purchase Company common stock.

       The Company is exposed to interest rate changes primarily as a result of its lines of credit used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows at fixed rates, but also has a three-year $135 million secured revolving credit facility with a consortium of 13 banks with J.P. Morgan Chase & Co. serving as the lead agent (the "$135 million line") and a three-year $10 million unsecured line of credit with AmSouth Bank, (the "$10 million line"). Effective June 28, 2001, the Company amended and renewed the previous $150 million secured revolving credit facility with J. P. Morgan Chase & Co. and reduced it to $135 million. The interest rate on the lines of credit is equal to the 30 day LIBOR rate plus 112.5 to 137.5 basis points, depending upon overall Company leverage. The interest rate on the $10 million line and the $135 million line was 6.2% at June 30, 2001.

       The Company entered into an interest rate hedge contract on January 8, 2001 and is summarized as follows:
Type of Hedge	Notional Amount	Maturity Date	Reference Rate	Fixed Rate	Fair Market Value 06/30/01
Swap	$51,000,000	01/15/03	1-Month LIBOR + 1.375%	5.44%	$(755,000)

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

       Effective August 5, 2001, the Company replaced the $10 million line with a new $12.5 million unsecured line of credit with PNC Bank, National Association (the "$12.5 million line"). The $12.5 million line matures August 5, 2002 and has an interest rate equal to the 30-day LIBOR rate plus 130 basis points. The Company paid a facility fee of 10 basis points ($12,500) upon closing of the $12.5 million line. Under the $12.5 million line the Company is no longer required to pay annual administration fees or fees on the unused portion of the line.

       The $135 million line is also unsecured and is expected to fund acquisitions of additional investments. This line of credit matures June 28, 2004 and has an interest rate equal to the LIBOR rate plus 112.5 to 137.5 basis points depending upon overall Company leverage, with the current rate set at LIBOR plus 137.5 basis points. The Company paid a facility fee of $225,000 and origination fees of $565,000 (41.85 basis points) upon closing of the loan agreement and pays an annual administration fee of $37,500. The Company also pays fees on the unused portion of the line based upon overall Company leverage, with the current rate set at 25 basis points.

       At June 30, 2001, the Company had $325,957,000 of non-recourse fixed rate mortgage notes payable with an average interest rate of 7.4% secured by office properties and $81,013,000 drawn under bank lines of credit. Based on the Company's total market capitalization of approximately $858,401,000 at June 30, 2001 (using the June 30, 2001 closing price of $35.25 per common share), the Company's debt represented approximately 47.4% of its total market capitalization. The Company plans to maintain a ratio of debt to total market capitalization from 25% to 45% although such ratio may from time to time temporarily exceed 45%, especially when the Company has incurred significant amounts of short-term debt in connection with acquisitions. In addition, volatility in the price of the Company's common stock may result in a debt to market capitalization ratio exceeding 45% from time to time. In addition to this debt ratio, the Company also monitors interest and fixed charge coverage ratios. The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization. This ratio for the six months ending June 30, 2001 and 2000 was 3.18 and 2.92 times, respectively. The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to earnings before interest, taxes, depreciation and amortization. This ratio for the six months ending June 30, 2001 and 2000 was 1.79 and 1.75 times, respectively.

       The table below presents the principal payments due and weighted average interest rates for the fixed rate debt.
	Average	Fixed Rate Debt
	Interest Rate	(In thousands)
2001*	7.43%	$ 6,363
2002	7.43%	13,719
2003	7.43%	16,436
2004	7.43%	15,838
2005	7.43%	17,054
2006	7.43%	18,364
Thereafter	7.57%	238,183
Total		$325,957

Fair value at 6/30/01		$328,397

*Remaining six months

       The Company presently has plans to make capital improvements at its office properties in 2001 of $17,512,000. These expenses include tenant improvements, capitalized acquisition costs and capitalized building improvements. All such improvements are expected to be financed by cash flow from the properties and advances on the bank lines of credit.

       The Company anticipates that its current cash balance, operating cash flows, proceeds from the sale of office properties, real estate held for sale and borrowings (including borrowings under the working capital line of credit) will be adequate to fund the Company's (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders, (iv) capital improvements, and (v) normal repair and maintenance expenses at its properties both in the short and long term.

Funds From Operations

       Management believes that funds from operations ("FFO") is an appropriate measure of performance for equity REITs. Funds from operations is defined by the National Association of Real Estate Investment Trusts (NAREIT) as net income or loss, excluding gains or losses from debt restructuring and sales of properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In March 1995, NAREIT issued a clarification of the definition of FFO. The clarification provides that amortization of deferred financing costs and depreciation of non-real estate assets are not be added back to net income to arrive at FFO. In addition, effective January 1, 2000, NAREIT clarified that FFO should include both recurring and non-recurring operating results except those defined as extraordinary items under accounting principles generally accepted in the United States and gains or losses from sales of depreciable operating property. The Company's calculation of FFO shown below is consistent with NAREIT's recent clarification and includes an adjustment of $1,646,000 and $581,000 for the six months ending June 30, 2001 and 2000, respectively, to include gains on sales of real estate held for sale and real estate equity securities during that period. Funds from operations do not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States and is not an indication of cash available to fund cash needs. Funds from operations should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

       The following table presents the Company's FFO for the three months and six months ended June 30, 2001 and 2000 (in thousands):
Three Months Ended June 30			Six Months Ended June 30
	2001	2000	2001	2000
Net income	$ 6,374	$15,828	$14,240	$22,157
Adjustments to derive funds from operations:
Preferred dividends	(1,449)	(1,449)	(2,898)	(2,898)
Convertible preferred dividends	(129)	-	(129)	-
Depreciation and amortization	5,291	4,833	10,475	9,469
Adjustments for unconsolidated affiliates	19	(9)	4	(2)
Amortization of discounts, deferred gains and other	(2)	(3)	(4)	(19)
(Gain) loss on sale of depreciable real estate	-	(8,891)	35	(8,891)
Funds from operations	$10,104	$10,309	$21,723	$19,816

       NAREIT has recommended supplemental disclosure concerning capital expenditures, leasing costs and straight-line rents which are given below (in thousands):
	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000
Straight-line rents	$ 323	$ 407	$ 640	$ 772
Amortization of restricted stock	244	223	482	483
Building improvements	815	929	1,046	1,533
Tenant improvement:
New leases	877	936	922	2,119
Lease renewals	1,649	605	2,775	1,639
Leasing commissions:
New leases	280	488	355	764
Lease renewals	790	194	929	422
Leasing commissions amortized	370	325	726	612
Upgrades on recent acquisitions	129	1,025	597	1,534
Net gains on sale of real estate equity securities and land held for sale	-	581	1,646	581

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

PARKWAY PROPERTIES, INC.

PART II. OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

               On May 15, 2001, the Company held its Annual Meeting of Stockholders. At the annual meeting, the following eight directors were elected to serve until the next Annual Meeting:

	VOTE	VOTE
	FOR	WITHHELD
Roger P. Friou	6,849,714	934,470
Martin L. Garcia	7,545,795	238,389
Matthew W. Kaplan	7,512,242	271,942
Michael J. Lipsey	7,544,981	239,203
Joe F. Lynch	6,849,053	935,131
C. Herbert Magruder	6,848,654	935,530
Steven G. Rogers	6,850,010	934,174
Leland R. Speed	6,870,722	913,462

               In addition, the following item was also approved at the May 15, 2001 meeting:

               Approval for the issuance of shares of Series B Convertible Cumulative Preferred Stock of the Company that is convertible into shares of Common Stock of the Company to Five Arrows Realty Securities III L.L.C.

FOR	6,340,936
AGAINST	330,369
ABSTAIN	61,226

Item 6.    Exhibits and Reports on Form 8-K

(a)  (99)(a)       Amended and Restated Credit Agreement among Parkway Properties LP; The Chase Manhattan Bank; Deutsche Banc Alex Brown Inc.; First Union National Bank; PNC Bank, National Association; and Wells Fargo Bank, National Association and the Lenders. Parkway agrees to furnish supplementally to the Securities and Exchange Commission on request a copy of any omitted schedule or exhibit to this agreement.

(b)       Reports on Form 8-K

             (1)      8-K Filed - May 30, 2001

                        Regulation FD Disclosure - Press release announcing the agreement to acquire the 233 North                         Michigan Avenue Building and adjacent parking garage in Chicago, Illinois.

             (2)      8-K Filed - June 21, 2001

                       Reporting the proposed purchase of the 233 North Michigan Avenue Building and adjacent parking                         garage in Chicago, Illinois.

             (3)      8-K Filed - July 3, 2001

                        Reporting the closing of the purchase of the 233 North Michigan Avenue Building and adjacent                         parking garage in Chicago, Illinois.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATED: August 14, 2001	PARKWAY PROPERTIES, INC.

/s/ Regina P. Shows Regina P. Shows, CPA Chief Accounting Officer