Form 10-Q
period 2001-09-30
PARKWAY PROPERTIES INC
filed 2001-11-14
CIK 729237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For Quarterly Period Ended September 30, 2001 or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from ________ to ________ Commission File Number 1-11533 Parkway Properties, Inc.
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

YES Î NO ______

9,249,181 shares of Common Stock, $.001 par value, were outstanding as of November 12, 2001.

PARKWAY PROPERTIES, INC.

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2001

Pages

Part I. Financial Information

Item 1.    Financial Statements

           Consolidated Balance Sheets, September 30, 2001 and December 31, 2000                                   3

           Consolidated Statements of Income for the Three Months and Nine Months Ended

                      September 30, 2001 and 2000                                                                                             4

           Consolidated Statements of Stockholders' Equity for the Nine Months Ended

                      September 30, 2001 and 2000                                                                                             6

           Consolidated Statements of Cash Flows for the Nine Months Ended

                      September 30, 2001 and 2000                                                                                             7

           Notes to Consolidated Financial Statements                                                                                     8

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations             10

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                                         16

Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K                                                                                              17

Signatures

Authorized signatures                                                                                                                                 18

PARKWAY PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)

	September 30 2001	December 31 2000

	(Unaudited)
Assets
Real estate related investments:
Office and parking properties	$832,958	$654,845
Accumulated depreciation	(73,690)	(58,736)

	759,268	596,109

Land held for sale	3,733	4,283
Note receivable from Moore Building Associates LP	5,507	8,863
Real estate equity securities	-	23,281
Mortgage loans	879	883
Real estate partnership	394	384

	769,781	633,803

Interest, rents receivable and other assets	29,634	20,669
Cash and cash equivalents	1,535	765

	$800,950	$655,237

Liabilities
Notes payable to banks	$ 67,427	$ 81,882
Mortgage notes payable without recourse	322,869	225,470
Accounts payable and other liabilities	31,531	22,136

	421,827	329,488

Stockholders' Equity
8.75% Series A Preferred stock, $.001 par value,
2,750,000 shares authorized and 2,650,000 shares
issued and outstanding in 2001 and 2000	66,250	66,250
8.34% Series B Cumulative Convertible Preferred stock, $.001 par value, 2,142,857 shares authorized, issued and
outstanding in 2001	75,000	-
Common stock, $.001 par value, 67,250,000 shares
authorized, 9,272,181 and 9,790,449 shares
issued and outstanding in 2001 and 2000, respectively	9	10
Additional paid-in capital	196,743	214,568
Unearned compensation	(2,737)	(3,402)
Accumulated other comprehensive income (loss)	(1,689)	821
Retained earnings	45,547	47,502

	379,123	325,749

	$800,950	$655,237

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended September 30

	2001	2000

	(Unaudited)
Revenues
Income from office and parking properties	$36,967	$29,312
Dividend income	-	200
Management company income	188	183
Interest on note receivable from Moore Building Associates LP	209	267
Incentive management fee from Moore Building Associates LP	61	65
Interest on cash equivalents	9	93
Interest on mortgage loans	22	23
Deferred gains and other income	21	22

	37,477	30,165

Expenses
Office and parking properties:
Operating expense	15,691	12,042
Interest expense:
Contractual	5,977	4,090
Amortization of loan costs	68	47
Depreciation and amortization	6,441	4,933
Operating expense for other real estate properties	9	16
Interest expense on bank notes:
Contractual	1,018	1,451
Amortization of loan costs	182	160
Management company expenses	96	155

General and administrative	1,160	781

	30,642	23,675

Income before minority interest	6,835	6,490
Minority interest - unit holders	-	(2)

Net income	6,835	6,488
Change in unrealized gain on real estate equity securities	-	681
Change in market value of interest rate swap	(934)	-

Comprehensive income	$ 5,901	$ 7,169

Net income available to common stockholders:
Net income	$ 6,835	$ 6,488
Dividends on preferred stock	1,450	1,450
Dividends on convertible preferred stock	1,555	-

Net income available to common stockholders	$ 3,830	$ 5,038

Net income per common share:
Basic	$ .41	$ .51

Diluted	$ .40	$ .51

Dividends per common share	$ .63	$ .56

Weighted average shares outstanding:

Basic	9,362	9,790

Diluted	9,490	9,921

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Nine Months Ended September 30
	2001	2000
	(Unaudited)
Revenues
Income from office and parking properties	$97,674	$88,990
Dividend income	495	612
Management company income	624	525
Interest on note receivable from Moore Building Associates LP	642	503
Incentive management fee from Moore Building Associates LP	181	120
Interest on cash equivalents	92	143
Interest on mortgage loans	67	68
Deferred gains and other income	79	102
	99,854	91,063
Expenses
Office and parking properties:
Operating expense	40,998	36,616
Interest expense:
Contractual	14,500	11,952
Amortization of loan costs	170	127
Depreciation and amortization	16,916	14,402
Operating expense for other real estate properties	27	46
Interest expense on bank notes:
Contractual	3,555	4,814
Amortization of loan costs	499	381
Management company expenses	212	434
General and administrative	3,511	3,115
	80,388	71,887

Income before gains and minority interest	19,466	19,176
Net gains on real estate held for sale, office properties and real estate equity securities	1,611	9,472
Minority interest - unit holders	(2)	(3)

Net income	21,075	28,645
Change in unrealized gain on real estate equity securities	(821)	95
Change in market value of interest rate swap	(1,689)	-

Comprehensive income	$18,565	$28,740

Net income available to common stockholders:
Net income	$21,075	$28,645
Dividends on preferred stock	4,348	4,348
Dividends on convertible preferred stock	1,684	-

Net income available to common stockholders	$15,043	$24,297

Net income per common share:
Basic	$ 1.61	$ 2.47

Diluted	$ 1.59	$ 2.44

Dividends per common share	$ 1.82	$ 1.56

Weighted average shares outstanding:
Basic	9,369	9,837

Diluted	9,472	9,940

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Nine Months Ended September 30
	2001	2000
	(Unaudited)
8.75% Series A Preferred stock, $.001 par value
Balance at beginning of period	$ 66,250	$ 66,250

Balance at end of period	66,250	66,250

8.34% Series B Cumulative Convertible Preferred stock, $.001 par value
Balance at beginning of period	-	-
Shares issued - stock offerings	75,000	-

Balance at end of period	75,000	-

Common stock, $.001 par value
Balance at beginning of period	10	10
Purchases of Company Common Stock	(1)	-

Balance at end of period	9	10

Additional paid-in capital
Balance at beginning of period	214,568	220,526
Stock options exercised	1,333	131
Shares issued in lieu of Directors' fees	55	64
Restricted shares issued	60	62
Reclassification for issuance of restricted shares	-	(843)
Shares issued - employee excellence recognition program	1	-
Shares issued - stock offerings	(1,998)	-
Purchases of Company Common Stock	(17,276)	(5,341)

Balance at end of period	196,743	214,599

Unearned compensation
Balance at beginning of period	(3,402)	(4,923)
Restricted shares issued	(60)	(62)
Reclassification for issuance of restricted shares	-	843
Amortization of unearned compensation	725	708

Balance at end of period	(2,737)	(3,434)

Accumulated other comprehensive income (loss)
Balance at beginning of period	821	-
Change in net unrealized gain (loss) on
real estate equity securities	(821)	95
Change in market value of interest rate swap	(1,689)	-

Balance at end of period	(1,689)	95

Retained earnings
Balance at beginning of period	47,502	39,201
Net income	21,075	28,645
Preferred stock dividends declared	(4,348)	(4,348)
Convertible preferred stock dividends declared	(1,684)	-
Common stock dividends declared	(16,998)	(15,316)

Balance at end of period	45,547	48,182

Total stockholders' equity	$379,123	$325,702

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30
	2001	2000
	(Unaudited)
Operating activities
Net income	$ 21,075	$ 28,645
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	16,916	14,402
Amortization of loan costs	669	508
Amortization of unearned compensation	725	708
Net gains on sales of real estate held for sale, office
properties and real estate equity securities	(1,611)	(9,472)
Equity in earnings and other	(17)	(35)
Changes in operating assets and liabilities:
Increase in receivables and other assets	(8,767)	(2,807)
Increase (decrease) in accounts payable and
accrued expenses	7,535	(3,467)

Cash provided by operating activities	36,525	28,482

Investing activities
Payments received on mortgage loans	6	5
Net decrease in note receivable from Moore Building Associates LP	3,356	10,363
Purchases of real estate related investments	(174,672)	(16,499)
Purchases of real estate equity securities	-	(26,533)
Proceeds from sales of real estate held for sale, office properties
and real estate equity securities	29,503	49,753
Real estate development	(68)	(8,167)
Improvements to real estate related investments	(11,026)	(11,227)

Cash used in investing activities	(152,901)	(2,305)

Financing activities
Principal payments on mortgage notes payable	(8,601)	(7,585)
Net payments on bank borrowings	(16,144)	(14,603)
Proceeds from long-term financing	106,000	21,000
Stock options exercised	1,333	131
Dividends paid on common stock	(16,690)	(15,067)
Dividends paid on preferred stock	(4,477)	(4,348)
Purchases of Company Common Stock	(17,277)	(5,341)
Proceeds from convertible preferred stock offerings	73,002	-

Cash provided by (used in) financing activities	117,146	(25,813)

Increase in cash and cash equivalents	770	364

Cash and cash equivalents at beginning of period	765	885

Cash and cash equivalents at end of period	$ 1,535	$ 1,249

See notes to consolidated financial statements.

Parkway Properties, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2001

(1)   Basis of Presentation

      The consolidated financial statements include the accounts of Parkway Properties, Inc. ("Parkway" or "the Company") and its 100% owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

       The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The financial statements should be read in conjunction with the annual report and the notes thereto.

       The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

(2)   Reclassifications

       Certain reclassifications have been made in the 2000 consolidated financial statements to conform to the 2001 classifications.

(3)   Supplemental Cash Flow Information

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
	Nine Months Ended September 30
	2001	2000
Cash paid for interest	$17,564,000	$17,507,000
Income taxes paid	121,000	127,000
Restricted shares issued	60,000	62,000
Common stock issued in lieu of Directors' fees	55,000	64,000

(4)   Acquisitions and Dispositions

       During the three months ended March 31, 2001, the Company sold its equity interests in other publicly traded real estate investment trusts ("REITs") held through its REIT Significant Value Program ("RSVP Program") for net proceeds of $24,051,000. A net non-recurring gain of $1,591,000 was recognized on the sales in the first quarter. The net proceeds from the sales were used to reduce amounts outstanding on the Company's lines of credit and to purchase Company Common Stock.

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

       On June 22, 2001, the Company closed on the purchase of an office building located at 233 North Michigan Avenue, and an adjacent, four-level structured parking garage in Chicago, Illinois for $173,500,000 in cash. The total purchase price, including closing costs, anticipated first year capital expenditures and leasing commissions, is expected to be approximately $175,050,000. The building contains 1,068,000 rentable square feet, which includes office, retail and storage and was 89% leased as of the purchase date. In connection with the purchase, the Company completed a $106,000,000 fixed rate, non-recourse, first mortgage with Deutsche Banc Alex Brown. The interest rate on the mortgage is 7.35%. Additional purchase funding of $55,000,000 was obtained from the sale of 1,603,499 shares of the Company's Series B Cumulative Convertible Preferred Stock to Rothschild/Five Arrows with the balance drawn on the Company's existing lines of credit.

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

       The Company entered into an interest rate hedge contract on January 8, 2001, which is summarized as follows:
Type of Hedge	Notional Amount	Maturity Date	Reference Rate	Fixed Rate	Fair Market Value 09/30/01
Swap	$51,000,000	01/15/03	1-Month LIBOR + 1.375%	5.44%	$(1,689,000)

(6)   Capital Transactions

       The Company purchased 590,200 shares of its common stock during the nine months ended September 30, 2001, at an average price of $29.27. Subsequent to September 30, 2001, the Company purchased 23,000 additional shares of its common stock at an average price of $31.55. Since June 1998, the Company has purchased a total of 2,127,493 shares of its common stock, which represents approximately 19% of the common stock outstanding when the buyback program was initiated on June 30, 1998. The Company has the authority to purchase an additional 372,507 shares under its existing authorization from its Board of Directors.

       On June 20, 2001, the Company issued 1,603,499 shares of its Series B Cumulative Convertible Preferred Stock to Rothschild/Five Arrows for net proceeds of $55,000,000. The proceeds were applied to the purchase of the 233 North Michigan Avenue Building and adjacent parking garage in Chicago, Illinois. The dividend payment rate on these shares is 8.34%.

       On July 3, 2001, the Company issued the remaining 539,358 shares of Series B Cumulative Convertible Preferred Stock to Rothschild/Five Arrows for net proceeds of $18,500,000. The proceeds were used to reduce amounts outstanding on the Company's lines of credit. The dividend payment rate on these shares is 8.34%. In connection with the sales of the convertible preferred stock, Parkway issued a warrant to Five Arrows to purchase 75,000 shares of common stock at a price of $35 for a period of seven years.

(7)   Subsequent Events

       On October 1, 2001, the Company purchased a 72,050 square foot office building in Houston, Texas, for $9,000,000 ($125 per square foot). The two-story office building was constructed in 1999 and is currently 100% occupied by four tenants.

      On November 1, 2001, the Company repaid two mortgage notes payable with a total principal balance of $10,635,000 and a weighted average interest rate of 7.96%. The early extinguishment of debt will create an extraordinary loss of approximately $1,055,000 to be recorded in the fourth quarter. The loan repayments were funded via our lines of credit at current interest rates below 4%.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

Comments are for the balance sheet dated September 30, 2001 compared to the balance sheet dated December 31, 2000.

       During the nine months ending September 30, 2001, total assets increased $145,713,000 or 22% and office properties (before depreciation) increased $178,113,000 or 27%.

       Parkway's direct investment in office and parking properties increased $163,159,000, net of depreciation, to a carrying amount of $759,268,000 at September 30, 2001 and consisted of 50 operating properties. During the nine months ending September 30, 2001, the Company also capitalized building improvements and additional purchase expenses of $10,071,000 and recorded depreciation expense of $15,661,000 related to its office property portfolio.

       On March 30, 2001, the Company closed the cash sale of its 75,000 square foot office property in Birmingham, Alabama for net proceeds of $4,846,000. The Company recorded a loss for financial reporting purposes of $35,000 on the sale in the first quarter of 2001. The net proceeds from the sale were used to reduce amounts outstanding on the Company's lines of credit.

       On June 22, 2001, the Company closed on the purchase of an office building located at 233 North Michigan Avenue, and an adjacent, four-level structured parking garage in Chicago, Illinois for $173,500,000 in cash. The total purchase price, including closing costs, anticipated first year capital expenditures and leasing commissions, is expected to be approximately $175,050,000. The building contains 1,068,000 rentable square feet, which includes office, retail and storage and was 89% leased as of the purchase date. In connection with the purchase, the Company completed a $106,000,000 fixed rate, non-recourse, first mortgage with Deutsche Banc Alex Brown. The interest rate on the mortgage is 7.35%. Additional purchase funding of $55,000,000 was obtained from the sale of 1,603,499 shares of the Company's Series B Cumulative Convertible Preferred Stock to Rothschild/Five Arrows with the balance drawn on our existing line of credit.

       At September 30, 2001, non-core assets, other than mortgage loans, totaled $3,733,000. On March 5, 2001, the Company closed on the cash sale of 2.8 acres of land adjacent to its office properties in Deerfield Beach, Florida for net proceeds of $606,000. The Company recorded a gain for financial reporting purposes of $55,000 on the sale in the first quarter. The net proceeds from the sale were used to reduce amounts outstanding on the Company's lines of credit. The Company expects to continue its efforts to liquidate its remaining non-core assets.

       For the nine months ended September 30, 2001, the note receivable from Moore Building Associates LP decreased a net $3,356,000 due to payments received on the note of $3,945,000 and advances made on the note of $589,000. The note bears interest at a rate of 13% annually.

       During the three months ended March 31, 2001, the Company sold its equity interests in other publicly traded real estate investment trusts ("REITs") held through its REIT Significant Value Program ("RSVP Program") for net proceeds of $24,051,000 A net non-recurring gain of $1,591,000 was recognized on these sales. The net proceeds from the sales were used to reduce amounts outstanding on the Company's lines of credit and to purchase Company stock.

       Notes payable to banks totaled $67,427,000 at September 30, 2001 and resulted from advances under bank lines of credit to purchase additional office properties, make improvements to office properties, fund redevelopment costs, purchase real estate equity securities and purchase Company common stock.

       Mortgage notes payable without recourse increased $97,399,000 during the nine months ended September 30, 2001 due to scheduled principal payments of $8,601,000 and placement of a $106,000,000 fixed rate, non-recourse first mortgage with Deutsche Banc Alex Brown. The interest rate on the mortgage is 7.35% and it matures July 11, 2011. The mortgage is secured by the 233 North Michigan Avenue Building and adjacent parking garage in Chicago, Illinois.

       The Company expects to continue seeking fixed rate, non-recourse mortgage financing at terms ranging from ten to thirty years on select office building investments as additional capital is needed. The Company plans to maintain a ratio of debt to total market capitalization from 25% to 45% although such ratio may from time to time temporarily exceed 45%, especially when the Company has incurred significant amounts of short-term debt in connection with acquisitions. In addition, volatility in the price of the Company's common stock may result in a debt to total market capitalization ratio exceeding 45% from time to time. In addition to this debt ratio, the Company also monitors interest and fixed charge coverage ratios. The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization. This ratio for the nine months ending September 30, 2001 and 2000 was 3.10 and 2.99 times, respectively. The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to earnings before interest, taxes, depreciation and amortization. This ratio for the nine months ending September 30, 2001 and 2000 was 1.71 and 1.77 times, respectively.

       Stockholders' equity increased $53,374,000 during the nine months ended September 30, 2001 as a result of the following (in thousands):

Increase (Decrease)
Net income	$21,075
Preferred stock dividends declared	(4,348)
Convertible preferred stock dividends declared	(1,684)
Change in net unrealized gains on real estate equity securities	(821)
Change in market value of interest rate swap	(1,689)
Comprehensive income	12,533

Shares purchased-Company common stock	(17,277)
Shares issued - convertible preferred stock offerings	73,002
Shares issued - employee excellence recognition program	1
Common stock dividends declared	(16,998)
Exercise of stock options	1,333
Amortization of unearned compensation	725
Common stock issued in lieu of Directors' fees	55
$53,374

       The Company purchased 590,200 shares of its common stock during the nine months ended September 30, 2001, at an average price of $29.27. Subsequent to September 30, 2001, the Company purchased 23,000 additional shares of its common stock at an average price of $31.55. Since June 1998, the Company has purchased a total of 2,127,493 shares of its common stock, which represents approximately 19% of the common stock outstanding when the buyback program was initiated on June 30, 1998. The Company has the authority to purchase an additional 372,507 shares under its existing authorization from its Board of Directors.

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

RESULTS OF OPERATIONS

Comments are for the three months and nine months ended September 30, 2001 compared to the three months and nine months ended September 30, 2000.

       Net income available for common stockholders for the three months ended September 30, 2001 was $3,830,000 ($.41 per basic common share) as compared to $5,038,000 ($.51 per basic common share) for the three months ended September 30, 2000.  Net income available for common stockholders for the nine months ended September 30, 2001 was $15,043,000 ($1.61 per basic common share) as compared to $24,297,000 ($2.47 per basic common share) for the nine months ended September 30, 2000. Net income included net gains from the sale of real estate held for sale, office properties and real estate equity securities in the amount of $1,611,000 and $9,472,000 for the nine months ended September 30, 2001 and 2000, respectively.

       The primary reason for the change in the Company's net income from office and parking properties for 2001 as compared to 2000 is the net effect of the operations of the following properties purchased, constructed or sold:

Properties Purchased/Constructed:

Office Properties	Purchase Date	Square Feet
Central Station	08/03/00	133,000
233 North Michigan	06/22/01	1,068,000

Parking Property	Completion Date	Spaces
Toyota Center Garage	04/01/00	770

Properties Sold:

Office Properties	Date Sold	Square Feet
Cherokee	06/20/00	54,000
Courthouse	06/20/00	95,000
Loudoun Plaza	06/20/00	72,000
First Little Rock Plaza	06/22/00	116,000
Vestavia	03/30/01	75,000

       Operations of office and parking properties are summarized below (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000
Income	$ 36,967	$ 29,312	$ 97,674	$ 88,990
Operating expense	(15,691)	(12,042)	(40,998)	(36,616)
	21,276	17,270	56,676	52,374
Interest expense	(6,045)	(4,137)	(14,670)	(12,079)
Depreciation and amortization	(6,441)	(4,933)	(16,916)	(14,402)
Net income	$ 8 ,790	$ 8,200	$ 25,090	$ 25,893

       Dividend income decreased $117,000 for the nine months ending September 30, 2001 compared to the nine months ending September 30, 2000. The decrease is due to the Company selling its real estate equity securities held through the RSVP Program during the first quarter of 2001.

       Interest income earned on the note receivable from Moore Building Associates LP increased $139,000 and the incentive management fee earned from the Toyota Center (formerly Moore Building) increased $61,000 for the nine months ended September 30, 2001.

       Net losses on operations of other real estate properties held for sale were $27,000 and $46,000 for the nine months ending September 30, 2001 and 2000, respectively, and consisted primarily of property taxes on land held for sale.

       The $2,591,000 increase in interest expense on office properties is primarily due to the mortgage loans placed in 2001 and the third quarter of 2000. The average interest rate on mortgage notes payable as of September 30, 2001 and 2000 was 7.43% and 7.47%, respectively.

       The $1,141,000 decrease in interest expense for the nine months ending September 30, 2001 compared to the nine months ending September 30, 2000 on bank notes is primarily due to the decrease in the average balance of borrowings outstanding under bank lines of credit from $91,240,000 during 2000 to $68,981,000 during 2001. In addition, weighted average interest rates on bank lines of credit decreased from 7.70% during 2000 to 6.74% during 2001.

       General and administrative expenses were $3,511,000 and $3,115,000 for the nine months ended September 30, 2001 and 2000, respectively. The net increase of $396,000 is primarily due to additional personnel and related costs as a result of a 22% increase in total assets.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

       Cash and cash equivalents were $1,535,000 and $765,000 at September 30, 2001 and December 31, 2000, respectively. The Company generated $36,525,000 in cash flows from operating activities during the nine months ending September 30, 2001 compared to $28,482,000 for the same period of 2000. The Company used $152,901,000 in investing activities during the nine months ending September 30, 2001. Proceeds from the sales of real estate held for sale, an office property and real estate equity securities were $29,503,000 for the nine months ended September 30, 2001. In implementing its investment strategy, the Company used $174,672,000 to purchase operating properties. The Company also spent $11,026,000 to make capital improvements at its office properties and $68,000 toward the Toyota Center Garage real estate redevelopment project. Cash dividends of $21,167,000 ($1.82 per common share, $1.64 per Series A preferred share and $.73 per Series B preferred share) were paid to stockholders, and 590,200 shares of common stock were repurchased for a total of $17,277,000. Proceeds from long-term financing were $106,000,000 and principal payments of $8,601,000 were made on mortgage notes payable during the nine months ending September 30, 2001.

Liquidity

       The Company plans to continue pursuing the acquisition of additional investments that meet the Company's investment criteria and intends to use bank lines of credit, proceeds from the sale of non-core assets and office properties held for sale, proceeds from the sale of real estate equity securities, proceeds from the sale of convertible preferred stock and cash balances to fund those acquisitions. At September 30, 2001, the Company had $67,427,000 outstanding under two bank lines of credit. During the nine months ending September 30, 2001, the Company sold the shares of real estate equity securities, land held for sale and an office property for $29,503,000 and recognized a non-recurring gain of $1,611,000. The proceeds from these sales were used to reduce the Company's borrowings under its bank lines of credit and purchase Company common stock.

       The Company is exposed to interest rate changes primarily as a result of its lines of credit used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows at fixed rates, but also has a three-year $135 million secured revolving credit facility with a consortium of 13 banks with J.P. Morgan Chase & Co. serving as the lead agent (the "$135 million line") and a one-year $12.5 million unsecured line of credit with PNC Bank (the "$12.5 million line").

       Effective June 28, 2001, the Company amended and renewed the previous $150 million secured revolving credit facility with J. P. Morgan Chase & Co. and reduced it to $135 million. Effective August 5, 2001, the Company replaced the previous $10 million line with AmSouth Bank with the $12.5 million line. The interest rates on the lines of credit are equal to the 30 day LIBOR rate plus 112.5 to 137.5 basis points, depending upon overall Company leverage. The weighted average interest rate on the $12.5 million line and the $135 million line was 6.3% at September 30, 2001.

       The Company entered into an interest rate hedge contract on January 8, 2001, which is summarized as follows:

Type of Hedge	Notional Amount	Maturity Date	Reference Rate	Fixed Rate	Fair Market Value 09/30/01
Swap	$51,000,000	01/15/03	1-Month LIBOR + 1.375%	5.44%	$(1,689,000)

       The Company does not hold or issue this type of derivative contract for trading or speculative purposes.

       The $12.5 million line is unsecured and is expected to fund the daily cash requirements of the Company's treasury management system. This line of credit matures August 5, 2002 and has an interest rate equal to the 30-day LIBOR rate plus 112.5 to 137.5 basis points, depending upon overall Company leverage, with the current rate set at LIBOR plus 130 basis points. The Company paid a facility fee of 10 basis points ($12,500) upon closing of the loan agreement. Under the $12.5 million line the Company is no longer required to pay annual administration fees or fees on the unused portion of the line.

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

       At September 30, 2001, the Company had $322,869,000 of non-recourse fixed rate mortgage notes payable with an average interest rate of 7.4 % secured by office properties and $67,427,000 drawn under bank lines of credit. Based on the Company's total market capitalization of approximately $832,935,000 at September 30, 2001 (using the September 30, 2001 closing price of $32.50 per common share), the Company's debt represented approximately 46.86% of its total market capitalization. The Company plans to maintain a ratio of debt to total market capitalization from 25% to 45% although such ratio may from time to time temporarily exceed 45%, especially when the Company has incurred significant amounts of short-term debt in connection with acquisitions. In addition, volatility in the price of the Company's common stock may result in a debt to market capitalization ratio exceeding 45% from time to time. In addition to this debt ratio, the Company also monitors interest and fixed charge coverage ratios. The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization. This ratio for the nine months ending September 30, 2001 and 2000 was 3.10 and 2.99 times, respectively. The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to earnings before interest, taxes, depreciation and amortization. This ratio for the nine months ending September 30, 2001 and 2000 was 1.71 and 1.77 times, respectively.

       The table below presents the principal payments due and weighted average interest rates for the fixed rate debt.

	Average	Fixed Rate Debt
	Interest Rate	(In thousands)
2001*	7.43%	$ 3,275
2002	7.43%	13,719
2003	7.43%	16,436
2004	7.43%	15,838
2005	7.43%	17,054
2006	7.43%	18,364
Thereafter	7.57%	238,183
Total		$322,869

Fair value at 9/30/01		$334,566

*Remaining three months

       The Company presently has plans to make capital improvements at its office properties in 2001 of approximately $17,204,000. These expenses include tenant improvements, capitalized acquisition costs and capitalized building improvements. All such improvements are expected to be financed by cash flow from the properties and advances on the bank lines of credit.

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

Funds From Operations

       Management believes that funds from operations ("FFO") is an appropriate measure of performance for equity REITs. Funds from operations is defined by the National Association of Real Estate Investment Trusts (NAREIT) as net income or loss, excluding gains or losses from debt restructuring and sales of properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In March 1995, NAREIT issued a clarification of the definition of FFO. The clarification provides that amortization of deferred financing costs and depreciation of non-real estate assets are not be added back to net income to arrive at FFO. In addition, effective January 1, 2000, NAREIT clarified that FFO should include both recurring and non-recurring operating results except those defined as extraordinary items under accounting principles generally accepted in the United States and gains or losses from sales of depreciable operating property. The Company's calculation of FFO shown below is consistent with NAREIT's recent clarification and includes an adjustment of $1,646,000 and $581,000 for the nine months ending September 30, 2001 and 2000, respectively, to include gains on sales of real estate held for sale and real estate equity securities during that period. Funds from operations do not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States and is not an indication of cash available to fund cash needs. Funds from operations should not be considered an alternative to net income, as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

       The following table presents the Company's FFO for the three months and nine months ended September 30, 2001 and 2000 (in thousands):

Three Months Ended September 30	Nine Months Ended September 30
	2001	2000	2001	2000
Net income	$ 6,835	$ 6,488	$21,075	$28,645
Adjustments to derive funds from operations:
Preferred dividends	(1,450)	(1,450)	(4,348)	(4,348)
Convertible preferred dividends	(1,555)	-	(1,684)	-
Depreciation and amortization	6,441	4,933	16,916	14,402
Adjustments for unconsolidated affiliates	3	(12)	7	(14)
Amortization of discounts, deferred gains and other	(2)	(2)	(6)	(21)
(Gain) loss on sale of depreciable real estate	-	-	35	(8,891)
Funds from operations	$10,272	$ 9,957	$31,995	$29,773

       NAREIT has recommended supplemental disclosure concerning capital expenditures, leasing costs, straight-line rents and other items, which are given below (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000
Straight-line rents	$ 629	$ 353	$1,269	$ 1,125
Amortization of restricted stock	243	225	725	708
Building improvements	961	479	2,007	2,012
Tenant improvements:
New leases	1,140	466	2,062	2,585
Lease renewals	1,420	1,380	4,195	3,019
Leasing commissions:
New leases	816	208	1,171	972
Lease renewals	27	206	956	628
Leasing commissions amortized	402	335	1,128	947
Upgrades on recent acquisitions	38	477	635	2,011
Net gains on sale of real estate securities and land held for sale	-	-	1,646	581

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

PARKWAY PROPERTIES, INC.

PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

                (a)    (99) (a)    Working Capital Line of Credit Agreement between Parkway Properties LP and PNC Bank, National Association. Parkway agrees to furnish supplementally to the Securities and Exchange Commission on request a copy of any omitted schedule or exhibit to this agreement.

                (b)    Reports on Form 8-K

                         (1)    8-K Filed None

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATED: November 13, 2001	PARKWAY PROPERTIES, INC.

/s/ Mandy M. Montgomery Mandy M. Montgomery, CPA Controller

/s/ Marshall A. Loeb Sr. Vice President, Chief Financial Officer and Secretary