Form 10-K
period 2001-12-31
PARKWAY PROPERTIES INC
filed 2002-03-07
CIK 729237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
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
None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   x     No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  x

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 2002 was $290,275,000.

      The number of shares outstanding in the registrant's class of common stock as of March 1, 2002 was 9,252,448.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III.

      Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

ITEM 1.  Business.

General Development of Business

       Parkway Properties, Inc. ("Parkway" or the "Company") is a real estate investment trust ("REIT") specializing in the operations, acquisition, ownership, management, and leasing of office properties. The Company is self-administered, in that it provides its own investment and administrative services internally through its own employees. The Company is also self-managed, as it internally provides the management and maintenance services that its properties require through its own employees, such as property managers and engineers and in some cases, leasing professionals. The Company is geographically focused on the Southeastern and Southwestern United States and Chicago. Parkway and its predecessors have been public companies engaged in the real estate business since 1971, and its present senior management has been with Parkway since the 1980's. The management team has had experience managing a public real estate company through all phases of the real estate business cycle. At March 1, 2002, Parkway owned or had an interest in 51 office properties located in eleven states with an aggregate of approximately 8.7 million square feet of leasable space.

       Parkway evaluates each individual asset considering a number of factors such as current market rents, vacancy rates and capitalization rates. As part of this strategy, the Company has (i) completed the acquisition of 57 office properties, encompassing approximately 9.3 million net rentable square feet, for a total investment of more than $861 million; (ii) sold or is in the process of selling all of its non-core assets; (iii) sold ten office properties, encompassing approximately 967,000 net rentable square feet primarily in markets that posed increasing risks and redeployed these funds; and (iv) implemented self-management and self-leasing at most of its properties to promote a focus on tenant retention and superior service in meeting the needs of its tenants. Parkway defines total investment as purchase price plus estimated closing costs and anticipated capital expenditures during the first 12 months of ownership for tenant improvements, commissions, upgrades and capital improvements to bring the building up to the Company's standards.

       The Company self-manages approximately 98% of its current portfolio on a net rentable square footage basis. In addition, the Company implemented self-leasing for renewals and currently self-leases approximately 78% of its portfolio on a net rentable square footage basis. For new tenant leasing, which is a small portion of our business, we fully cooperate with the third party brokerage community. The Company benefits from a fully integrated management infrastructure, provided by its wholly-owned management subsidiary, Parkway Realty Services LLC ("Parkway Realty"). The Company believes self-management results in better customer service, higher tenant retention and allows the Company to enhance stockholder value through the application of its hands-on operating style. The Company believes that its focus on tenant retention will benefit the Company and its stockholders by maintaining a stabilized revenue stream and avoiding higher capital expenditures and leasing commissions associated with new leases. In order to self-manage properties, the Company seeks to reach critical mass in terms of square footage. Critical mass varies from market to market and is generally defined by the Company as owning or managing a minimum of 250,000 square feet. The Company is considering the sale of its properties that are not self-managed because the inability to self-manage these properties limits the Company's ability to apply its hands-on operating strategy. In addition to its owned properties, Parkway Realty currently manages and/or leases approximately 1.3 million net rentable square feet for third-party owners. The Company also intends to expand its third party fee business.

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

       Additionally, Parkway intends to form joint ventures or partnerships with select investors. During 2000, the Company formed a venture partnership with a division of Investcorp International, Inc. for the purposes of acquiring approximately $100 million in Central Business District (downtown) assets in the Southeastern and Southwestern United States and Chicago. Under the terms of the joint venture agreement, Parkway will operate, manage, and lease the properties on a day-to-day basis, provide acquisition and construction management services to the venture, and receive fees for providing these services. The venture will arrange first mortgage financing which will approximate 70% of the value of each office asset purchased. This debt will be non-recourse, property specific debt. Investcorp will provide 70 to 75% of the joint venture capital with Parkway to provide the balance, with distributions being made pro rata. As of March 1, 2002, no investments have been purchased through the arrangement.

       Until December 31, 1996, Parkway operated as a real estate operating company. For the taxable years 1995 and 1996, Parkway paid virtually no federal income taxes ($64,000 in 1995 and none in 1996) primarily because Parkway had certain net operating losses ("NOLs") to shelter most of Parkway's income from such taxes. However, the increase in the number of outstanding shares of common stock which resulted from a common stock private placement in June 1996 and certain business combination transactions in 1994 and 1995 caused the use of Parkway's NOLs to be significantly limited in any one year. The Company anticipated that its taxable income would increase significantly following the implementation of its strategy of focused investment in office properties. Accordingly, Parkway's Board of Directors determined that it was in the best interests of Parkway and its stockholders to elect to qualify Parkway as a REIT under the Internal Revenue Code for the taxable year beginning January 1, 1997, which allows Parkway to be generally exempt from federal income taxes even if its NOLs are limited or exhausted, provided it meets various REIT requirements. The Company's taxable income increased from $8.9 million in 1997 to approximately $30 million in 2001, offset by $.1 million of NOLs in 1997 and $2.7 million of NOLs in the years 1998 through 2001. For each year from 1997 through 2001, distributions of taxable income in the form of dividends as required by the Internal Revenue Code were made.

Business Objectives and Strategy of the Company

       Parkway's business objective is to maximize total return to stockholders over time primarily through increases in dividends and share price appreciation. During 2001, Parkway distributed $2.45 per share in dividends to common stockholders, representing a 15.6% increase over the 2000 dividends distributed of $2.12 per common share. Distributions in 2001 of $2.45 per share represent a payout of 56.4% of the Company's funds from operations ("FFO") for the year. The Company's dividend increase in 2001 was determined by the minimum distribution requirements of the REIT rules. To maintain qualification as a REIT, the Company must distribute to stockholders at least 90% of taxable income, excluding net capital gains.

       Parkway's operating philosophy is based on the premise that we are in the customer retention business. Parkway retains its customers by continually focusing on operations at its office properties. We believe in providing superior customer service; hiring, training, retaining and empowering each employee; creating an environment of open communication both internally and with our stockholders; and simplicity. We will strive to maximize our stockholders returns by setting, implementing and achieving goals, which increase profitability, dividends and stock price, while managing risks. The Company seeks investments where our operational expertise can add value through direct management, a hands-on, service oriented operating philosophy and innovation. The Company will invest directly in properties in the form of equity ownership. In some instances the Company may take a minority interest in the ownership structure, such as a joint venture format, but will maintain control of the operations, as we believe this is where real estate value is created. These investments may additionally include acquiring equity positions in private or publicly-traded real estate companies.

       For many years, Parkway has been engaged in a process of strategic planning and goal setting. The material goals and objectives of Parkway's earlier strategic plans have been achieved, and have benefited Parkway's stockholders through increased FFO and dividend payments per share. In 1998, Parkway adopted a strategic plan that sets as its goal to increase Parkway's FFO per basic share without the issuance of new equity. The review, accountability and reward of the plan align management and stockholder interests. The goal of the strategic plan is to increase Parkway's FFO per basic share to $5.00 (before expense accruals for restricted share grants tied to its accomplishment) in 50 months (i.e., the end of 2002); hence the plan is referred to as the "5 in 50 Plan." However, in 2000, the benchmark was raised to the new basic FFO per share of $5.23, a 5% increase over the previously disclosed goal of $5.00. This change was due to the inadvertent benefit of the Rothschild Realty Convertible Preferred Stock Offering (see Management's Discussion and Analysis-Liquidity). The Plan sets goals, assigns responsibility for the attainment of such goals to specific Parkway officers, and provides for follow-up evaluations to determine whether the officers responsible for the attainment of each goal are moving toward success. The major goals include realizing the embedded rental rate growth in Parkway's existing portfolio of office properties, investing $50 million per year (for a total of $200 million) at a positive spread of 250 basis points over the long-term cost of debt, selling Parkway's non-earning assets and re-deploying the proceeds in higher yielding assets, increasing the overall occupancy of Parkway's office portfolio, and taking numerous other actions to generate additional cash flow from Parkway's properties. Many of the goals established in the 5 in 50 Plan have been accomplished such as the placement of approximately $200 million in office properties. Although components of the 5 in 50 Plan are still subject to risk and uncertainties, many of which are beyond Parkway's control, Parkway believes that its goals are attainable. As such, Parkway's internal 2002 budget projects reaching the 5 in 50 Plan goal of $5.23 per basic share in FFO. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward Looking Statements."

       As Parkway enters the last year of it's 5 in 50 Plan, work has begun on establishing the strategy for 2003 and beyond. The Company plans to adopt a new, three-year strategic plan that we will refer to as VALUE2, indicating our focus on creating value for our shareholders as well as maintaining the Company's values as established in our Commitment to Excellence. The focus of the VALUE2 plan will include Venturing with quality partners, Asset recycling, Leverage neutral growth, Uncompromising focus on operations and Equity returns to the shareholders greater than the National Association of Real Estate Investment Trusts (NAREIT) office index. The Company is in the process of developing the plan and expects that it will be in place by January 1, 2003. The real estate industry is still evolving as to whether the appropriate measuring stick is operating earnings per share or funds from operations. It is the Company's intention to adopt the most widely accepted measure and believe the outcome will be more clear by January 1, 2003.

       Parkway generally seeks to acquire well-located Class A, A- or B+ (as classified within their respective markets) multi-story office buildings which are located in primary or secondary markets in the Southeastern and Southwestern United States and Chicago, ranging in size from 100,000 to 750,000 net rentable square feet and which have current and projected occupancy levels in excess of 70% and adequate parking to accommodate full occupancy. Office properties are designated Class A, A- or B+ based on a combination of factors including rent, building finishes, system standards and efficiency, building amenities, location/accessibility and market perception. Class A properties represent the most prestigious buildings competing for premier office users with rents above average for the area. These buildings generally have high quality standard finishes, state of the art systems, exceptional accessibility and a definite market presence. Class B office buildings compete for a wide range of users with rents in the average range for the area. Building finishes are fair to good for the area and systems are adequate, but the building does not compete with Class A at the same price. The Company targets buildings which are occupied by a major tenant (or tenants) (e.g., a tenant that accounts for at least 30% of the building's total rental revenue and has at least five years remaining on its lease). Parkway's focus on new property acquisitions will be on higher barrier-to-entry sub-markets in both central business districts and suburban markets. Parkway strives to purchase office buildings at minimum initial unleveraged annual yields on its total investment of 10% for urban assets. The Company defines initial unleveraged yield as net operating income ("NOI") divided by total investment (as previously defined), where NOI represents budgeted cash operating income for the current year at current occupancy rates and at rental rates currently in place with no adjustments for anticipated expense savings, increases in rental rates, additional leasing or straight line rent. Leases that expire during the year are assumed to renew at market rates unless interviews with tenants during pre-purchase due diligence indicate a likelihood that a tenant will not renew. In markets where the Company self-manages its properties, NOI also includes the net management fee expected to be earned during the year. The Company also generally seeks to acquire properties whose total investment per net rentable square foot is at least 20% below estimated replacement cost and whose current rental rates are at or below market rental rates. While the Company seeks to acquire properties which meet all of the acquisition criteria, specific property acquisitions are evaluated individually and may fail to meet one or more of the acquisition criteria at the date of purchase. Since January 1, 2001, the Company has acquired three office properties with approximately 1.6 million net rentable square feet for a total investment of $212.5 million, or approximately $133 per net rentable square foot. The properties purchased are located in the central business districts of Chicago and Nashville and the Greenspoint suburban market in Houston. Consistent with the qualification requirements of a REIT, the Company intends to hold and operate its portfolio of office buildings for investment purposes, but may determine to sell properties that no longer meet its investment criteria.

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

       The general criteria for purchase includes strategic fit with Parkway with a preference to office, mixed office/industrial, diversified or special  situations with office, the ability for Parkway's direct involvement to add value to the REIT, discounts to net asset value (NAV) generally 20% or greater,  sustainable dividend yields of 8% or greater, acceptable debt levels as measured by interest and fixed charge coverage ratios  and accretive investment economics. All REITs in which Parkway makes an investment will be approved by the Parkway Board of Directors.

       As of March 2001, all of the holdings of common equity of other REITs had been liquidated generating a total net gain of $2,171,000 excluding dividends during 2000 and 2001. Although we currently have no investments, we will continue to pursue opportunities in the public market in accordance with the RSVP plan as conditions warrant.

       The Company has been engaged in the purchase of its outstanding common stock since June 1998. Given the fluctuations in price of the Company's public equity without a corresponding change in valuation of the underlying real estate assets, the Company believes a well-executed repurchase program can add significant stockholder value. During 2001, the Company repurchased 613,200 shares of its common stock at an average cost of $29.36 per share. Since June 1998, the Company has purchased a total of 2,127,493 shares of its common stock, which represents approximately 19.2% of the Company stock outstanding when the buyback program was initiated on June 30, 1998. When considering repurchasing shares, the Company evaluates the following items: impact on the Company's 5 in 50 Plan; discount to net asset value; implied capitalization rate; implied value per square foot; impact on liquidity of common stock; and other investment alternatives that are available with a similar risk profile (capital allocation).

       Parkway's management team consists of experienced office property specialists with proven capabilities in office property (i) operations; (ii) leasing; (iii) management; (iv) acquisition/disposition; (v) financing; (vi) capital allocation; and (vii) re-positioning. The management team also has considerable experience in evaluating and completing mergers and/or acquisitions of other REITs. Since 1979, the Company has completed eight such business combinations. The Company believes these capabilities will allow Parkway to continue to create office property value in all phases of the real estate cycle. These capabilities are enhanced by the fee based real estate services provided through Parkway's wholly owned subsidiary, Parkway Realty Services. Parkway will continue its initiative to increase Parkway Realty Services through the acquisition of brokerage companies and through joint ventures. Parkway's nine senior officers have an average of over 20 years of real estate industry experience, and have worked together at Parkway for an average of over 14 years. Management has developed a highly service-oriented operating culture and believes that its focus on operations, proactive leasing, property management and asset management activities will result in higher tenant retention and occupancy and will continue to translate into enhanced stockholder value.

       The Company expects to continue seeking fixed rate, non-recourse mortgage financing at terms ranging from ten to thirty years on select office building investments as additional capital is needed. The Company plans to maintain a ratio of debt to total market capitalization from 25% to 50% although such ratio may from time to time temporarily exceed 50% especially when the Company has incurred significant amounts of short-term debt in connection with acquisitions. In addition, volatility in the price of the Company's common stock may result in a debt to total market capitalization ratio exceeding 50% from time to time. The Company monitors interest and fixed charge coverage ratios. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition." Parkway has no present plans to issue senior securities. Should the opportunity present itself, Parkway has the ability to issue modest amounts periodically through its dividend reinvestment plan.

       Parkway may, in appropriate circumstances, acquire one or more properties in exchange for Parkway's equity securities. Parkway may provide financing in connection with sales of property if market conditions so require, but it does not presently intend to make other loans. Parkway has no set policy as to the amount or percentage of its assets which may be invested in any specific property. Rather than a specific policy, Parkway evaluates each property in terms of whether and to what extent the property meets Parkway's investment criteria and strategic objectives. Parkway has no present intentions of underwriting securities of other issuers. The strategies and policies set forth above were determined, and are subject to review by, Parkway's Board of Directors which may change such strategies or policies based upon their evaluation of the state of the real estate market, the performance of Parkway's assets, capital and credit market conditions, and other relevant factors. Parkway provides annual reports to its stockholders that contain financial statements audited by Parkway's independent public accountants.

Dispositions

       Parkway has also pursued a strategy of liquidating its non-core assets and office building investments that no longer meet the Company's investment criteria and/or the Company has determined value will be maximized by selling and redeploying the proceeds. The Company routinely evaluates changes in market conditions that indicate an opportunity or need to sell properties within those markets in order to maximize shareholder value and allocate capital judiciously.

       Since January 1, 1995, Parkway has sold non-core assets with a book value of approximately $45 million for approximately $68 million, resulting in an aggregate gain for financial reporting purposes of approximately $23 million. The book value of all remaining non-office building real estate assets and mortgage loans, all of which are for sale, was approximately $4.6 million as of December 31, 2001.

       Since January 1, 1998, the Company has sold ten office properties, encompassing approximately 967,000 net rentable square feet for net proceeds of $97 million, resulting in aggregate gains for financial reporting purposes of $13 million. In 2001, the Company sold one office property in Birmingham, Alabama. During 2000, three office properties in Northern Virginia and one office property in Little Rock, Arkansas were sold.. The decision to sell these assets was based on the fact that they were suburban and were neither self-managed nor self-leased. Currently, the Company is also considering the sale of its properties in Greenville, South Carolina and Indianapolis, Indiana, primarily because the Company does not own sufficient office space in these markets to justify self-management and self-leasing. These investment decisions will be based upon the Company's analysis of existing markets and competing investment opportunities.

Administration

       The Company is self-administered and self-managed and maintains its principal executive offices in Jackson, Mississippi. As of March 1, 2002, the Company had 200 employees.

       The operations of the Company are conducted from approximately 13,000 square feet of office space located at 188 East Capitol Street, One Jackson Place Suite 1000, Jackson, Mississippi. The building is owned by Parkway and is leased by Parkway at market rental rates. The Company maintains a website at www.pky.com.

ITEM 2.  Properties.

General

       The Company operates and invests principally in office properties in the Southeastern and Southwestern United States and Chicago, but is not limited to any specific geographical region or property type. As of March 1, 2002, the Company owned or had an interest in 51 office properties comprising approximately 8.7 million square feet of office space located in eleven states.

       In addition, the Company has an investment in the Toyota Center, formerly known as the Moore Building, which is a historic renovation adjacent to the Triple-A baseball stadium complex in downtown Memphis. The Toyota Center was originally constructed in 1913 and consists of approximately 174,000 rentable square feet. The Company constructed a multi-level, 770-space parking garage to accommodate the building and stadium parking needs. This building is owned by Moore Building Associates LP (the "Partnership") and an institutional investor, Banc of America Historic Ventures, LLC ("BOA") with the Company's ownership interest being less than 1%. At December 31, 2001, the note receivable from the Partnership totaled $6,942,000.

       Property acquisitions in 2001, 2000 and 1999 were funded through a variety of sources, including:

              a.       Cash reserves and cash generated from operating activities,

              b.       Sales of non-core assets,

              c.       Sales of office properties,

              d.       Sales of investments in equity securities of other REITs,

              e.       Fixed rate, non-recourse mortgage financing at terms ranging from 10 to 20 years,

              f.        Assumption of existing fixed rate, non-recourse mortgages on properties purchased,

              g.       Sales of Parkway preferred stock, and

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

       In the opinion of management, all properties are adequately covered by insurance. This is an area to which management has devoted a great deal of time and attention following the unfortunate events of September 11, 2001.

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

       The following table sets forth certain information about office properties the Company owned or had an interest in as of March 1, 2002:

					Estimated
					Average
		Total Net	% of	Average	Market	% of
	Number	Rentable	Total	Rent	Rent	Leases	%
	Of	Square	Net	Per	Per	Expiring	Leased
	Office	Feet	Rentable	Square	Square	In	As of
Location	Properties(1)	(in thousands)	Feet	Foot (2)	Foot (3)	2002 (4)	1/1/2002
-------------------------	-------------------	-------------------	---------------	---------------	---------------	---------------	--------------
Houston, TX	11	1,678	19.3%	$18.03	$18.04	9.7%	98.1%
Chicago, IL	1	1,068	12.3%	29.89	31.70	0.3%	89.1%
Columbia, SC	3	871	10.0%	15.68	16.68	17.9%	96.1%
Jackson, MS	5	837	9.6%	18.29	17.68	15.5%	96.0%
Memphis, TN	3	669	7.7%	17.06	16.21	18.7%	92.6%
Atlanta, GA	7	600	6.9%	17.79	17.84	12.1%	92.2%
Knoxville, TN	2	528	6.1%	15.03	14.77	12.0%	91.2%
Richmond, VA	6	498	5.7%	16.98	15.88	17.0%	93.2%
Nashville, TN	1	418	4.8%	15.40	17.00	11.4%	88.7%
Chesapeake, VA	3	387	4.5%	16.72	15.23	12.1%	89.6%
St. Petersburg, FL	2	325	3.7%	17.10	16.60	9.2%	99.0%
Winston-Salem, NC	1	239	2.7%	19.84	20.00	15.7%	100.0%
Ft. Lauderdale, FL	2	214	2.5%	21.72	20.07	6.1%	94.6%
All Others	4	361	4.2%	14.19	14.14	15.2%	90.7%
	-----	-------	---------	---------	---------	---------	---------
	51	8,693	100.0%	$18.65	$18.72	11.8%	93.9%
	===	====	=====	=====	=====	=====	=====

(1)    Includes 50 office properties owned directly and a 32,000 square foot office property that the Company owns a 50% interest located in New Orleans, Louisiana.

(2)    Average rent per square foot is defined as the weighted average current gross rental rate including expense escalations for occupied office space in the building as of January 1, 2002.

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

(4)    The percentage of leases expiring in 2002 represents the ratio of square feet under leases expiring in 2002 divided by total net rentable square feet.

       The following table sets forth scheduled lease expirations for properties owned as of March 1, 2002 for leases executed as of January 1, 2002, assuming no tenant exercises renewal options:
		Net		Annualized	Wghtd Avg	Wghtd Est
		Rentable	Percent of	Rental	Expiring Gross	Avg Market
Year of	Number	Square Feet	Total Net	Amount	Rental Rate Per	Rent Per Net
Lease	of	Expiring	Rentable	Expiring (1)	Net Rentable	Rentable
Expiration	Leases	(in thousands)	Square Feet	(in thousands)	Square Foot (2)	Square Foot (3)
--------------	-----------	-------------------	----------------	----------------	--------------------	-------------------
2002	246	1,027	11.8%	$ 17,247	$16.79	$16.98
2003	196	1,104	12.7%	20,007	18.12	16.79
2004	192	1,541	17.7%	29,059	18.86	18.24
2005	131	1,348	15.5%	23,985	17.79	17.90
2006	88	757	8.7%	14,000	18.50	17.59
Thereafter	93	2,387	27.5%	47,955	20.09	21.48
	-----	-------	---------	------------	---------	---------
	946	8,164	93.9%	$152,253	$18.65	$18.72
	===	====	=====	=======	=====	=====

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

       The Company has one property, 233 North Michigan, whose book value at December 31, 2001 exceeds ten percent of total assets.

       The 233 North Michigan building (the "Building") is a 32-story Class B+ office property with an attached four-level, below grade parking garage. The building was constructed in 1972 and includes 984,000 Rentable Square Feet ("RSF") of Class B+ office space, 41,000 RSF of retail space and 43,000 RSF of storage space. The building was 89.1% leased at January 1, 2002, with an average effective annual rental rate per square foot of $29.89.

       The building's major tenants include governmental agencies and businesses that provide legal, accounting, insurance, advertising and other financial services. Retail tenants include financial service companies, a restaurant and other numerous service-oriented amenity tenants.

       Lease expirations for the building as of January 1, 2002 are as follows (in thousands, except number of leases):
	Square Feet	Percentage	Annualized	Percentage of
	Of Leases	Of Total	Rental	Total Annualized	Number of
Year	Expiring	Square Feet	Revenue (1)	Rental Revenue	Leases
-------	---------------	---------------	----------------	----------------------	--------------
2002	3	0.3%	$ 57	0.2%	2
2003	8	0.7%	357	1.3%	3
2004	150	14.1%	4,876	17.2%	4
2005	13	1.2%	405	1.4%	4
2006	47	4.5%	1,644	5.8%	9
Thereafter	730	68.3%	21,087	74.1%	19
	-----	----------	----------	----------	----
	951	89.1%	$28,426	100.0%	41
	===	======	======	======	==

       The 233 North Michigan building has several tenants that occupy 10% or more of the rentable square footage. The information regarding these tenants is as follows (in thousands):
		Percentage	Annualized	Nature of	Lease
	Square	Of Total	Rental	Tenant's	Expiration	Renewal
Tenant	Feet	Square Feet	Revenue (1)	Business	Date	Options
--------------------------------	----------------	---------------------	----------------0----	-------------------------	---------------	----------------
Government Services
Administration (GSA)	189	17.7%	$ 5,493	Government	11/09	None
United Health Services	168	15.7%	4,380	Health Insurance	11/09	(2)
Young & Rubicam, Inc.	122	11.4%	3,739	Advertising	11/11	(3)
	-----	---------	----------
	479	44.8%	$13,612
	===	=====	======

       (1)     Annualized rental revenue represents the gross rental rate (including escalations) per square foot as of January 1, 2002, multiplied by the number of square feet leased by the tenant.

       (2)     United Healthcare Services' renewal option consists of two extensions of five years each with written notice by November 2008.

       (3)     Young & Rubicam, Inc. renewal option consists of one extension of five years with written notice by September 2010.

       For tax purposes, depreciation is calculated over 39 years for building and garage, 7 to 39 years for building and tenant improvements and 5 to 7 years for equipment, furniture and fixtures. The federal tax basis net of accumulated tax depreciation of 233 North Michigan is as follows as of December 31, 2001 (in thousands):
233 North
Michigan
-------------
Land	$ 15,800
Building and Garage	156,371
Building Improvements	100
Tenant Improvements	27

       Real estate tax expense for 2001 for 233 North Michigan was $3,266,000.

       The Company has one non-recourse first mortgage note payable with a principal balance greater than 10% of its assets. The lender is Deutsche Banc Alex Brown ("233 Mortgage"), and the loan totals $105,359,000 at December 31, 2001 and is secured by the 233 North Michigan office property located in Chicago, Illinois. The 233 Mortgage has a fixed interest rate of 7.35%, matures July 11, 2011 with payments based on a 25 year amortization.

       Other fixed-rate mortgage notes payable total $199,626,000 at December 31, 2001 and are secured by 26 properties in various markets with interest rates ranging from 6.945% to 8.375%. Maturity dates on these mortgage notes payable range from March 2003 to October 2019 on 12 to 30 year amortizations. See Note F to the consolidated financial statements.

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

Tenants

       The office properties are leased to approximately 946 tenants, which are in a wide variety of industries including banking, professional services (including legal, accounting, and consulting), energy, financial services and telecommunications. The following table sets forth information concerning the 25 largest tenants of the properties owned as of January 1, 2002 (in thousands, except square foot data):
		Annualized		Lease
	Square	Rental		Expiration
Tenant	Feet	Revenue (1)	Office Property	Date
-----------------------------------------------------------------	------------	---------------	-----------------------------------	--------------
Government Services Administration (GSA)	302,103	$ 7,347	(2)	(2)
Bank of America, NA	274,316	3,100	(3)	(3)
South Carolina State Government	255,320	4,030	(4)	(4)
Worldcom Communications, Inc.
(formerly MCI Telecommunications/Skytel)	232,580	4,043	(5)	(5)
Morgan Keegan & Company, Inc.	178,628	3,384	Morgan Keegan Tower	09/07
Nabors Industries/Nabors
Corporate Services	170,627	3,359	One Commerce Green	12/05
United Healthcare Services	167,673	4,380	233 North Michigan	11/09
Schlumberger Technology	155,324	2,645	Schlumberger	04/07
Washington Group International, Inc.
(formerly Raytheon)	147,075	2,822	Washington Group Building	12/04
Burlington Resources Oil & Gas Company	137,471	2,323	400 North Belt	12/06
Florida Power Corporation	133,279	2,232	Central Station	05/13
Young & Rubicam, Inc.	122,078	3,739	233 North Michigan	11/11
Womble Carlyle Sandridge
and Rice, PLLC	102,744	2,067	BB&T Financial Center	05/02
First Tennessee Bank, NA	101,400	1,650	First Tennessee Plaza	09/04
MeadWestvaco Corporation
(formerly Westvaco Corporation)	100,457	1,664	Westvaco Building	01/06
Boult, Cummings, Conners, & Berry, PLLC	98,813	2,048	Bank of America Plaza	05/04
DHL Airways	98,649	1,769	One Commerce Green	11/04
Branch Banking & Trust (BB&T)	98,262	1,935	BB&T Financial Center	12/15
AT&T Wireless Services, Inc.			SunCom Building, River
(formerly Telecorp PCS)	94,418	1,640	Oaks Place	(6)
PGS Tensor Geophysical, Inc.	91,960	1,594	Tensor Building	03/05
Trigon Blue Cross	83,795	1,543	Lynnwood Plaza, Glen Forest	(7)
Facility Holdings Corp.	82,444	1,442	Lakewood II	12/16
Lynk Systems, Inc.	75,009	1,369	Falls Pointe, Roswell North	(8)
UBS Warburg (formerly PaineWebber Inc.)	61,091	1,136	(9)	(9)
Bell South Telecommunications	58,664	921	Charlotte Park	(10)
	------------	----------
	3,424,180	$64,182
	=======	======

(1)    Annualized Rental Revenue represents the gross rental rate (including escalations) per square foot as of January 1, 2002, multiplied by the number of square feet leased by the tenant.

(2)    GSA occupies 302,103 square feet and the leases expire as follows:
		Lease
	Square	Expiration
Office Property	Feet	Date
	----------	---------------
233 North Michigan	189,316	11/09
One Jackson Place	22,734	07/10
First Tennessee Plaza	22,069	03/08
Moorefield II	18,912	06/02
Falls Building	17,439	01/03
Greenbrier Tower II	11,956	01/07
Morgan Keegan Tower	7,647	06/03
Moorefield III	5,370	03/04
Town Point Center	5,155	11/11
Moorefield I	1,505	06/02
	----------
	302,103
	======

(3)    Bank of America, NA occupies 274,316 square feet in two properties under separate leases that expire as follows: 180,530 square feet in March 2012 at Bank of America Plaza in Nashville, TN and 93,786 square feet in June 2006 at Bank of America Tower in Columbia, SC.

(4)    South Carolina State Government Agencies occupy 255,320 square feet in two properties under separate leases that expire as follows: 79,965 square feet in June 2002, 7,767 square feet in July 2004, 1,133 square feet in August 2004 and 159,303 square feet in June 2005 in Capitol Center and 7,152 square feet in January 2004 in Atrium at Stoneridge.

(5)    Worldcom Communications, Inc. (formerly MCI Telecommunications/Skytel) occupies 232,580 square feet and the leases expire as follows:
		Lease
	Square	Expiration
Office Property	Feet	Date
	------------	---------------
Skytel Centre	155,927	07/05
One Jackson Place	37,817	12/02
Glen Forest	19,003	03/02
Town Point Center	12,526	10/07
Charlotte Park	6,107	01/02
233 North Michigan	1,200	10/03
	----------
	232,580
	======

(6)    AT&T Wireless Services, Inc. (formerly Telecorp PCS) occupies a total of 94,418 square feet in two properties under separate leases that expire as follows: 75,544 square feet in December 2003 in the SunCom Building and 18,874 square feet in March 2004 in River Oaks Place.

(7)    Trigon Blue Cross Blue Shield occupies 83,795 square feet in two properties under separate leases that expire as follows: 8,590 square feet in October 2002, 31,527 square feet in June 2003 in Lynnwood Plaza and 43,678 square feet in December 2004 in Glen Forest.

(8)    Lynk Systems, Inc. occupies 75,009 square feet in two properties under separate leases that expire as follows: 72,902 square feet in December 2003 in Falls Pointe, 2,107 square feet in January 2005 in Roswell North.

(9)    UBS Warburg (formerly PaineWebber, Inc.) occupies 61,091 square feet and the leases expire as follows:
		Lease
	Square	Expiration
Office Property	Feet	Date
------------------------------------------------------------------------	-----------	---------------
IBM Building	19,756	01/11
Forum II & III	16,828	01/07
Comerica Bank Building	15,317	11/04
First Tennessee Plaza	9,190	03/04
	----------
	61,091
	======

(10)    Bell South Telecommunications occupies 58,664 square feet in Charlotte Park under separate leases that expire as follows: 50,578 square feet in January 2004, 2,083 square feet in August 2003,and 6,003 in February 2003.

Non-Core Assets

       Since January 1, 1995, Parkway has pursued a strategy of liquidating its non-core assets and using the proceeds from such sales to acquire office properties, pay down short-term debt and repurchase its own stock. The Company defines non-core assets as all assets other than office properties which at December 31, 2001 consisted of land and mortgage loans. In accordance with this strategy, Parkway sold non-core assets with a book value of $550,000 for cash proceeds of $605,000 during 2001. Aggregate gains for financial reporting purposes from sales of non-core assets during 2001 were $55,000. There were no sales of non-core assets in 2000. The book value of all remaining non-office building real estate assets and mortgage loans, all of which are for sale, was $4,610,000 as of December 31, 2001. Of this amount, $3,733,000 represents undeveloped land with a carrying cost of approximately $34,000 annually.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders.

       None.

PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

       The Company's common stock ($.001 par value) is listed and trades on the New York Stock Exchange under the symbol "PKY". The number of record holders of the Company's common stock at March 1, 2002, was 2,701.

       The following table sets forth, for the periods indicated, the high and low last reported sales prices per share of the Company's common stock and the per share cash distributions paid by Parkway during each quarter.

	Year Ended			Year Ended
	December 31, 2001			December 31, 2000
	----------------------------------------------------------			-------------------------------------------------------
Quarter Ended	High	Low	Distributions	High	Low	Distributions
-------------------	-----------	------------	------------------	-----------	------------	----------------------
March 31	$30.260	$28.010	$ .56	$29.625	$26.688	$ .50
June 30	35.250	28.510	.63	31.875	27.938	.50
September 30	34.500	30.050	.63	33.000	30.000	.56
December 31	33.950	30.420	.63	31.500	27.625	.56
			---------			---------
			$2.45			$2.12
			=====			=====

       Common stock distributions during 2001 and 2000 ($2.45 and $2.12 per share, respectively) were taxable as follows for federal income tax purposes:
	Year Ended
	December 31
	------------------------------
	2001	2000
	---------------	--------------
Ordinary income	$2.45	$1.94
Capital gain	-	.10
Unrecaptured Section 1250 gain	-	.08
	-------	-------
	$2.45	$2.12
	====	====

       The Company's shares of Series A 8.75% Cumulative Redeemable Preferred Stock are also listed for trading on the New York Stock Exchange and trade under the symbol "PKY PrA". The following table shows the high and low preferred share prices and per share distributions paid for each quarter of 2001 and 2000 reported by the New York Stock Exchange.
	Year Ended			Year Ended
	December 31, 2001			December 31, 2000

Quarter Ended	High	Low	Distributions	High	Low	Distributions

March 31	$23.250	$20.125	$ .55	$19.500	$17.688	$ .55
June 30	25.100	23.000	.55	20.500	18.375	.55
September 30	25.200	23.950	.55	22.125	19.750	.55
December 31	25.250	24.400	.54	21.250	19.188	.54
			--------			--------
			$2.19			$2.19
			=====			=====

       As of March 1, 2002, there were 67 holders of record of the Company's 2,650,000 outstanding shares of Series A preferred stock. Preferred stock distributions during 2001 and 2000 were taxable as follows for federal income tax purposes:
	Year Ended December 31

	2001	2000

Ordinary income	$2.19	$1.99
Capital gain	-	.11
Unrecaptured Section 1250 gain	-	.09
	--------	--------
	$2.19	$2.19
	=====	=====

      On June 20, 2001, the Company issued 1,603,499 shares of its Series B Cumulative Convertible Preferred Stock to Rothschild/Five Arrows for net proceeds of $55,000,000. The funds were applied to the purchase of the 233 North Michigan Building and adjacent parking garage in Chicago, Illinois. The dividend payment rate on these shares is 8.34%. On July 3, 2001, the Company issued the remaining 539,358 shares of its Series B Cumulative Convertible Preferred Stock to Rothschild/Five Arrows. The net proceeds from this second issuance were $18,500,000, which was used to reduce amounts of debt outstanding on the Company's lines of credit. There is no public market for Parkway's Series B Cumulative Convertible Preferred Stock. The dividend payment rate on these shares is 8.34% and total dividends of $3,249,000 were declared on the stock in 2001. In connection with the sales of convertible preferred equity, Parkway issued a warrant to Five Arrows to purchase 75,000 shares of the Company's common stock at a price of $35 for a period of seven years.

ITEM 6.  Selected Financial Data.
	Year Ended 12/31/01 -----------	Year Ended 12/31/00 ------------	Year Ended 12/31/99 ------------	Year Ended 12/31/98 -----------	Year Ended 12/31/97 ------------
	(In thousands, except per share data)
Operating Data:
Revenues
Income from office and parking properties	$135,968	$118,970	$113,161	$ 95,438	$ 45,799
Other income	2,829	3,554	1,159	1,045	2,288
Expenses
Operating expenses:
Office and parking properties	57,465	49,397	47,458	40,844	19,697
Non-core assets	39	60	112	153	462
Interest expense	20,526	16,371	15,346	11,660	5,581
Depreciation and amortization	23,788	19,651	17,413	13,256	6,033
Minority interest	-	-	-	-	59
Interest expense	5,497	6,927	4,104	4,349	997
General and administrative and other	5,240	4,689	4,353	3,583	3,674
Income before gain, minority interest and extraordinary item	26,242	25,429	25,534	22,638	11,584
Gain on real estate held for sale and real estate equity securities	1,611	9,471	795	4,788	2,907
Minority interest - unit holders	(3)	(4)	(2)	(1)	-
Income before extraordinary item	27,850	34,896	26,327	27,425	14,491
Extraordinary loss on early extinguishment of
mortgage notes payable	(1,302)	-	-	-	-
Net income	26,548	34,896	26,327	27,425	14,491
Dividends on preferred stock	5,797	5,797	5,797	3,913	-
Dividends on convertible preferred stock	3,249	-	-	-	-
Net income available to common stockholders	$ 17,502	$ 29,099	$ 20,530	$ 23,512	$ 14,491
Net income per common share:
Basic:
Income before extraordinary item	$ 2.01	$ 2.96	$ 2.04	$ 2.24	$ 2.05
Extraordinary loss on early extinguishment
of mortgage notes payable	(.14)	-	-	-	-
Net income	$ 1.87	$ 2.96	$ 2.04	$ 2.24	$ 2.05
Diluted:
Income before extraordinary item	$ 1.99	$ 2.93	$ 2.01	$ 2.21	$ 2.01
Extraordinary loss on early extinguishment
of mortgage notes payable	(.14)	-	-	-	-
Net income	$ 1.85	$ 2.93	$ 2.01	$ 2.21	$ 2.01
Book value per common share (at end of year)	$ 25.33	$ 26.51	$ 25.55	$ 25.89	$ 25.06
Dividends per common share	$ 2.45	$ 2.12	$ 1.90	$ 1.60	$ 1.20
Weighted average shares outstanding:
Basic	9,339	9,825	10,083	10,490	7,078
Diluted	9,442	9,926	10,197	10,621	7,214
Balance Sheet Data:
Office and parking investments, net of depreciation	$795,860	$596,109	$625,365	$568,244	$347,931
Real estate equity securities	-	23,281	-	-	-
Total assets	840,612	655,237	649,369	592,252	368,592
Notes payable to banks	126,044	81,882	86,640	40,896	6,473
Mortgage notes payable	304,985	225,470	214,736	201,841	105,220
Total liabilities	465,031	329,488	328,305	264,301	123,851
Preferred stock	66,250	66,250	66,250	66,250	-
Convertible preferred stock	75,000	-	-	-	-
Stockholders' equity	375,581	325,749	321,064	327,951	244,741

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation.

Financial Condition

Comments are for the balance sheet dated December 31, 2001 compared to the balance sheet dated December 31, 2000.

       In 2001, Parkway continued the application of its strategy of operating and acquiring office properties as well as liquidating non-core assets and office assets that no longer meet the Company's investment criteria and/or the Company has determined value will be maximized by selling. During the year ended December 31, 2001, the Company purchased three office properties and sold one office property. Total assets increased $185,375,000, and office and parking properties (before depreciation) increased $221,044,000 or 33.8%.

       Parkway's direct investment in office and parking properties increased $199,751,000 net of depreciation, to a carrying amount of $795,860,000 at December 31, 2001 and consisted of 51 operating properties. During the year ending December 31, 2001, Parkway purchased three office properties as follows (in thousands):

			Date	Purchase
Office Property	Location	Square Feet	Purchased	Price
----------------------------	----------------------	----------------	--------------	--------------
233 North Michigan	Chicago, IL	1,068	06/22/01	$173,500
550 Greens Parkway	Houston, TX	72	10/01/01	9,000
Bank of America Plaza	Nashville, TN	418	12/20/01	30,000
		-------		------------
Total		1,558		$212,500
		====		=======

       On March 30, 2001, the Company closed the cash sale of its 75,000 square foot office property in Birmingham, Alabama for net proceeds of $4,846,000. The Company recorded a loss for financial reporting purposes of $35,000 on the sale in the first quarter of 2001. The net proceeds from the sale were used to reduce amounts outstanding on the Company's lines of credit.

       The Company is also considering selling properties in Greenville, South Carolina and Indianapolis, Indiana. The investment decisions will be based upon the Company's analysis of existing markets and competing investment opportunities.

       During the year ending December 31, 2001, the Company capitalized building improvements and additional purchase expenses of $14,071,000 and recorded depreciation expense of $22,025,000 related to its office and parking properties.

       At December 31, 2001, non-core assets, other than mortgage loans, totaled $3,733,000. On March 5, 2001, the Company closed on the cash sale of 2.8 acres of land adjacent to its office properties in Deerfield Beach, Florida for net proceeds from $606,000. The Company recorded a gain for financial reporting purposes of $55,000 on the sale in the first quarter. The net proceeds from the sale were used to reduce amounts outstanding on the Company's lines of credit. The Company expects to continue its efforts to liquidate its remaining non-core assets.

       During 2001, the note receivable from Moore Building Associates LP decreased a net $1,921,000 due to payments received on the note of $3,941,000 and advances made on the note of $2,020,000. The note bears interest at a rate of 13% annually.

       During 2001, the Company sold its equity interests in other publicly traded REITs held through its RSVP Program for net proceeds of $24,051,000. A net non-recurring gain of $1,591,000 was recognized on these sales in the first quarter. The net proceeds from the sales were used to reduce amounts outstanding on the Company's lines of credit and to purchase Company stock.

       Notes payable to banks totaled $126,044,000 at December 31, 2001 and are the result of advances under bank lines of credit to purchase additional office properties, make improvements to office properties, fund development costs, purchase real estate equity securities, pay dividends and purchase Company stock.

       Mortgage notes payable without recourse increased $79,515,000 during the year ended December 31, 2001 due to scheduled principal payments of $11,521,000, principal paid on early extinguishment of debt of $14,964,000 and placement of a $106,000,000 fixed rate, non-recourse first mortgage with Deutsche Banc Alex Brown. The interest rate on the mortgage is 7.35% and matures July 11, 2011. The mortgage is secured by the 233 North Michigan Building and adjacent parking garage in Chicago, Illinois.

       In 2001, Parkway recognized an extraordinary loss on the early extinguishment of mortgage notes payable in the amount of $1,302,000. The extraordinary loss represents the write-off of unamortized loan origination fees and prepayment penalties paid on higher interest rate, lower loan to value, faster amortizating loans.

       The Company expects to continue seeking fixed rate, non-recourse mortgage financing at terms ranging from ten to thirty years on select office building investments as additional capital is needed. The Company plans to maintain a ratio of debt to total market capitalization from 25% to 50% although such ratio may from time to time temporarily exceed 50%, especially when the Company has incurred significant amounts of short-term debt in connection with acquisitions. In addition, volatility in the price of the Company's common stock may result in a debt to total market capitalization ratio exceeding 50% from time to time. In addition to this debt ratio, the Company also monitors interest and fixed charge coverage ratios. The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization. This ratio for years ending December 31, 2001 and 2000 was 3.09 and 3.01 times, respectively. The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to earnings before interest, taxes, depreciation and amortization. This ratio for the years ending December 31, 2001 and 2000 was 1.70 and 1.77 times, respectively.

       Stockholders' equity increased $49,832,000 during the year ended December 31, 2001 as a result of the following (in thousands):
Increase (Decrease) -------------
Net income	$26,548
Change in net unrealized gains on real estate equity securities	(821)
Change in market value of interest rate swap	(1,694)
------------
Comprehensive income	24,033

Share purchased - Company common stock	(18,003)
Shares issued - convertible preferred stock offerings	73,006
Shares issued - employee excellence recognition program	2
Common stock dividends declared	(22,830)
Preferred stock dividends declared	(5,797)
Convertible preferred stock dividends declared	(3,249)
Exercise of stock options	1,343
Amortization of unearned compensation	1,272
Common stock issued in lieu of Directors' fees	55
-----------
$49,832
======

       The Company purchased 613,200 shares of its common stock during the year ended December 31, 2001, at an average price of $29.36. Since June 1998, the Company has purchased a total of 2,127,493 shares of its common stock, which represents approximately 19.2% of the common stock outstanding when the buyback program was initiated on June 30, 1998. The Company has the authority to purchase an additional 372,507 shares under its existing authorization from its Board of Directors, which expires June 30, 2002.

       During 1999 through 2001, the Compensation Committee approved the issuance of shares of restricted stock to officers of the Company as follows (in thousands, except per share data):

		Stock Price
	Number of	Per Share
Date	Shares	at Grant Date	Restricted Stock	Vesting Period (1)
--------	----------------	-------------------	----------------------	----------------------------
03/04/99	150	$28.3750	$4,256	10 years or 46 months
09/14/99	8	$32.1875	258	10 years or 40 months
05/10/00	2	$31.1250	62	10 years or 32 months
11/01/00	6	$28.5625	171	10 years or 26 months
12/11/00	1	$28.5000	29	10 years or 25 months
03/08/01	2	$30.0000	60	10 years or 22 months
	-----		---------
	169		$4,836
	===		=====

(1)     Vesting period for the stock is less than 10 years as indicated, if certain operating results are achieved by the Company through the 5 in 50 Plan. Effective in the fourth quarter of 2001, Parkway projected achievement of the goals set forth in the 5 in 50 Plan. Therefore, all of the shares are assumed to vest on December 31, 2002. Amortizaton of compensation expense has been adjusted accordingly.

       Since 1999, the Company has recorded a total of $4,836,000 as additional paid-in capital when the shares of restricted stock were issued, offset by unearned compensation of the same amount. The unearned compensaton is deducted from stockholders' equity and is being amortized over the vesting period. Compensation expense related to the restricted stock of $1,272,000 and $940,000 was recognized in 2001 and 2000, respectively.

       On June 20, 2001, the Company issued 1,603,499 shares of its Series B Cumulative Convertible Preferred Stock to Rothschild/Five Arrows for net proceeds of $55,000,000. The funds were applied to the purchase of the 233 North Michigan Building and adjacent parking garage in Chicago, Illinois. The dividend payment rate on these shares is 8.34%. On July 3, 2001, the Company issued the remaining 539,358 shares of its Series B Cumulative Convertible Preferred Stock to Rothschild/Five Arrows. The net proceeds from this second issuance were $18,500,000, which was used to reduce amounts outstanding on the Company's lines of credit. The dividend payment rate on these shares is 8.34%. In connection with the sales of convertible preferred equity, Parkway issued a warrant to Five Arrows to purchase 75,000 shares of the Company's common stock at a price of $35 for a period of seven years.

Results of Operations

Comments are for the year ended December 31, 2001 compared to the year ended December 31, 2000.

       Net income available for common stockholders for the year ended December 31, 2001 was $17,502,000 ($1.87 per basic common share) as compared to $29,099,000 ($2.96 per basic common share) for the year ended December 31, 2000. Net income included net gains from the sale of real estate, real estate equity securities and other assets in the amounts of $1,611,000 and $9,471,000 for the years ended December 31, 2001 and 2000, respectively. In addition, net income included an extraordinary loss on the early extinguishment of mortgage notes payable in the amount of $1,302,000 for the year ended December 31, 2001.

       The primary reason for the change in the Company's net income from office and parking properties for 2001 as compared to 2000 is the net effect of the operations of the following properties purchased, constructed or sold (in thousands, except number of spaces):

       Properties Purchased/Constructed:

       ----------------------------------------------

		Square
Office Properties	Purchase Date	Feet
-----------------------	-------------------	----------
Central Station	08/03/00	133
233 North Michigan	06/22/01	1,068
550 Greens Parkway	10/01/01	72
Bank of America Plaza	12/20/01	418

Parking Property	Completion Date	Spaces
------------------------	---------------------	----------
Toyota Center Garage	04/01/00	770

       Properties Sold:

       ---------------------
		Square
Office Properties	Date Sold	Feet
-----------------------	-------------	----------
Cherokee	06/20/00	54
Courthouse	06/20/00	95
Loudoun Plaza	06/20/00	72
First Little Rock Plaza	06/22/00	116
Vestavia	03/30/01	75

       Operations of office and parking properties are summarized below (in thousands):

	Year Ended December 31
	--------------------------------------
	2001	2000
	-----------------	----------------
Income	$135,968	$118,970
Operating expense	(57,465)	(49,397)
	--------------	-------------
	78,503	69,573
Mortgage interest expense	(20,526)	(16,371)
Depreciation and amortization	(23,788)	(19,651)
	--------------	-------------
Net income	$ 34,189	$ 33,551
	========	=======

       At December 31, 2001, the Company has one office property greater than 10% of total assets, the 233 North Michigan building and adjacent parking garage in Chicago, Illinois with a net book value of $173,108,000 or 20.6% of total assets.

       The effect of the Company's operations related to the 233 North Michigan building and adjacent parking garage included in the operations of office and parking properties since its acquisition on June 22, 2001 is as follows (in thousands):

Year Ended
December 31
2001
-----------------
Income	$15,637
Operating expense	(6,744)
-----------
8,893
Mortgage interest expense	(4,048)
Depreciation and amortization	(2,266)
-----------
Net income	$2,579
======

       Dividend income decreased $710,000 for the year ending December 31, 2001 compared to the year ending December 31, 2000. The decrease is due to the Company's sale of all real estate equity securities held through the RSVP Program during the first quarter of 2001.

       Interest income earned on the note receivable from Moore Building Associates LP increased $68,000 and the incentive management fee earned from the Toyota Center (formerly Moore Building) increased $125,000 for the year ending December 31, 2001 compared to the year ending December 31, 2000.

       Net losses on operations of other real estate properties held for sale were $39,000 and $60,000 for the years ending December 31, 2001 and 2000, respectively, and consisted of property taxes on land held for sale.

       The $4,155,000 increase in interest expense on office properties in 2001 compared to 2000 is primarily due to the mortgage loans assumed and/or new loans placed in 2001 and 2000. The average interest rate on mortgage notes payable as of December 31, 2001 and 2000 was 7.41% and 7.47%, respectively.

       The $1,589,000 decrease in contractual interest expense on bank notes for the year ending December 31, 2001 compared to the year ending December 31, 2000 is primarily due to the decrease in the average balance of borrowings outstanding under bank lines of credit from $87,628,000 during 2000 to $74,194,000 during 2001. In addition, weighted average interest rates under existing bank lines of credit decreased from 7.78% for the year ending December 31, 2000 to 6.44% for the year ending December 31, 2001.

       General and administrative expenses were $4,861,000 and $3,951,000 for the years ending December 31, 2001 and 2000, respectively. The net increase of $910,000 is primarily due to the increase in amortization of unearned compensation expense pertaining to the Company's restricted stock shares and additional personnel and related costs as a result of the 28% increase in total assets.

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

       The primary reason for the change in the Company's net income from office and parking properties for 2000 as compared to 1999 is the net effect of the operations of the following properties purchased, constructed or sold (in thousands, except number of spaces):

       Properties Purchased/Constructed:

       ----------------------------------------------
		Square
Office Properties	Purchase Date	Feet
-----------------------	-------------------	----------
Moorefield I	01/12/99	46
Capitol Center	07/01/99	466
Central Station	08/03/00	133

Parking Property	Completion Date	Spaces
------------------------	---------------------	----------
Toyota Center Garage	04/01/00	770

       Properties Sold:

       ---------------------

		Square
Office Properties	Date Sold	Feet
-----------------------	-------------	-----------
West Office	11/30/99	21
Cherokee	06/20/00	54
Courthouse	06/20/00	95
Loudoun Plaza	06/20/00	72
First Little Rock Plaza	06/22/00	116

       Operations of office and parking properties are summarized below (in thousands):

	Year Ended December 31

	2000	1999

Income	$118,970	$113,161
Operating expense	(49,397)	(47,458)
	--------------	--------------
	69,573	65,703
Mortgage interest expense	(16,371)	(15,346)
Depreciation and amortization	(19,651)	(17,413)
	--------------	--------------
Net income	$ 33,551	$ 32,944
	========	========

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

Liquidity and Capital Resources

       Statement of Cash Flows. Cash and cash equivalents were $2,458,000 and $765,000 at December 31, 2001 and December 31, 2000, respectively. The Company generated $52,547,000 in cash flows from operating activities during the year ended December 31, 2001 compared to $37,818,000 for the same period of 2000. The Company used $198,184,000 in investing activities during the year ended December 31, 2001. Proceeds from the sale of real estate held for sale, an office property and real estate equity securities were $29,503,000 for the year ended December 31, 2001. In implementing its investment strategy, the Company used $213,847,000 to purchase operating properties. The Company also spent $15,726,000 to make capital improvements at its office properties and $42,000 toward the Toyota Center Garage real estate redevelopment project. Cash dividends of $29,897,000 ($2.45 per common share, $2.1875 per Series A preferred share and $.8062 per Series B preferred share) were paid to stockholders, and 613,200 shares of common stock were repurchased for a total of $18,003,000. Proceeds from long-term financing were $106,000,000, scheduled principal payments were $11,521,000, and principal payments on early extinguishment of debt were $14,964,000 on mortgage notes payable during the year ended December 31, 2001. In 2001, Parkway recognized an extraordinary loss on the early extinguishment of debt in the amount of $1,302,000.

       Liquidity. The Company plans to continue pursuing the acquisition of additional investments that meet the Company's investment criteria in accordance with the strategies outlined under "Item 1. Business" and intends to use bank lines of credit, proceeds from the sale of non-core assets and office properties held for sale and cash balances to fund those acquisitions. At December 31, 2001, the Company had $126,044,000 outstanding under two bank lines of credit. During 2001, the Company sold shares of real estate equity securities, land held for sale and an office property for $29,503,000 and recognized a non-recurring gain of $1,611,000. The proceeds from these sales were used to reduce the Company's borrowings under its bank lines of credit and purchase Company common stock.

       The Company's cash flows are exposed to interest rate changes primarily as a result of its lines of credit used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows at fixed rates, but also has a three-year $135 million secured revolving credit facility with a consortium of 13 banks with J.P. Morgan Chase & Co. serving as the lead agent (the "$135 million line") and a one-year $12.5 million unsecured line of credit with PNC Bank (the "$12.5 million line").

       Effective June 28, 2001, the Company amended and renewed the previous $150 million secured revolving credit facility with J.P. Morgan Chase & Co. and reduced it to $135 million. Effective August 5, 2001, the Company replaced the previous $10 million line with AmSouth Bank with the $12.5 million line with PNC Bank. The interest rates on the lines of credit are equal to the 30 day LIBOR rate plus 112.5 to 137.5 basis points, depending upon overall Company leverage. The weighted average interest rate on the $12.5 million line and the $135 million line was 3.17% and 4.82% at December 31, 2001, respectively.

       The Company entered into an interest rate hedge contract on January 8, 2001, which is summarized as follows:

Fair
Market
Type of	Notional	Maturity		Fixed	Value
Hedge	Amount	Date	Reference Rate	Rate	12/31/01
----------	---------------	------------	---------------------------------	--------	----------------
Swap	$51,000,000	01/15/03	1-Month LIBOR + 1.375%	5.44%	$(1,694,000)

       The Company designated the swap as a hedge of the variable interest rates on $51 million of the Company's borrowings under the $135 million line. Accordingly, changes in the fair value of the swap are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings.

       The Company does not hold or issue this type of derivative contract for trading or speculative purposes.

       The $12.5 million line is unsecured and is expected to fund the daily cash requirements of the Company's treasury management system. This line of credit matures August 5, 2002 and has an interest rate equal to the 30-day LIBOR rate plus 112.5 to 137.5 basis points, depending upon overall Company leverage, with the current rate set at LIBOR plus 130 basis points. The Company paid a facility fee of 10 basis points ($12,500) upon closing of the loan agreement. Under the $12.5 million line, the Company does not pay annual administration fees or fees on the unused portion of the line.

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

       At December 31, 2001, the Company had $304,985,000 of non-recourse fixed rate mortgage notes payable with an average interest rate of 7.41% secured by office properties and $126,044,000 drawn under bank lines of credit. Based on the Company's total market capitalization of approximately $879,421,000 at December 31, 2001 (using the December 31, 2001 closing price of $33.20 per common share), the Company's debt represented approximately 49% of its total market capitalization. The Company plans to maintain a ratio of debt to total market capitalization from 25% to 50% although such ratio may from time to time temporarily exceed 50%, especially when the Company has incurred significant amounts of short-term debt in connection with acquisitions. In addition, volatility in the price of the Company's common stock may result in a debt to market capitalization exceeding 50% from time to time. In addition to this debt ratio, the Company also monitors interest and fixed charge coverage ratios. The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization. This ratio for the years ending December 31, 2001 and 2000 was 3.09 and 3.01 times, respectively. The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to earnings before interest, taxes, depreciation and amortization. This ratio for the years ending December 31, 2001 and 2000 was 1.70 and 1.77 times, respectively.

       The table below presents the principal payments due and weighted average interest rates for the fixed rate debt.

	Average	Fixed Rate Debt
	Interest Rate	(in thousands)
	-----------------	----------------------
2002	7.41%	$ 12,250
2003	7.41%	14,821
2004	7.41%	14,090
2005	7.41%	15,163
2006	7.40%	19,887
Thereafter	7.57%	228,774
		------------
Total		$304,985
		=======
Fair value at 12/31/01		$311,522
		=======

       The Company presently has plans to make capital improvements at its office properties in 2002 of approximately $21,268,000. These expenses include tenant improvements, capitalized acquisition costs and capitalized building improvements. Approximately $2,537,000 of these improvements relate to upgrades on properties acquired in recent years that were anticipated at the time of purchase. All such improvements are expected to be financed by cash flow from the properties and advances on bank lines of credit.

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

Critical Accounting Policies and Estimates

       General.  Our investments are generally made in office properties. We are, therefore, generally subject to risks incidental to the ownership of real estate. Some of these risks include changes in supply of or demand for office properties or tenants for such properties in an area in which we have buildings; changes in real estate tax rates; and changes in federal income tax, real estate and zoning laws. Our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of our financial statements, and the reported amounts of revenues and expenses during the reporting period.

       Changes in the supply of or demand for office properties could impact our tenant's ability to honor their lease obligations which could in turn affect our recorded revenues and estimates of the collectibility of our receivables. Revenue from real estate rentals is recognized and accrued as earned on a pro rata basis over the term of the lease. We provide an allowance for doubtful accounts for tenant balances that are over 90 days past due and for tenant receivables for which collection is considered doubtful.

       Changes in the supply or demand of tenants for our properties could impact our ability to fill available space. Should a significant amount of available space exist for an extended period, our investment in a particular office building may be impaired. We evaluate our real estate assets upon the occurrence of significant adverse changes in their operations to assess whether any impairment indicators are present that affect the recovery of the carrying amount. If an asset is deemed impaired, a loss is provided to reduce the carrying amount of the property to its estimated fair value. As of December 31, 2001, none of the Company's assets were considered to be impaired.

       There can be no assurance that actual results will not differ from our estimates and assumptions.

       Funds From Operations. Management believes that funds from operations ("FFO") is an appropriate measure of performance for equity REITs. Funds from operations is defined by the National Association of Real Estate Investment Trusts (NAREIT) as net income or loss, excluding gains or losses from debt restructuring and sales of properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In March 1995, NAREIT issued a clarification of the definition of FFO. The clarification provides that amortization of deferred financing costs and depreciation of non-real estate assets are not to be added back to net income to arrive at FFO. In addition, effective January 1, 2000, NAREIT clarified that FFO should include both recurring and non-recurring operating results except those defined as extraordinary items under accounting principles generally accepted in the United States and gains or losses from sales of depreciable operating property. The Company's calculation of FFO shown below is consistent with NAREIT's recent clarification and includes an adjustment of $1,646,000 and $580,000 for the years ending December 31, 2001 and 2000, respectively, to include gains on sales of real estate held for sale and real estate equity securities during those years. FFO does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States and is not an indication of cash available to fund cash needs. FFO should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

       The following table presents the Company's FFO for the years ended December 31, 2001 and 2000 (in thousands):
	Year Ended December 31

	2001	2000
	------------	------------
Net income before extraordinary item	$27,850	$34,896
Adjustments to derive funds from operations:
Depreciation and amortization	23,788	19,651
Adjustments for unconsolidated affiliates	11	(27)
Preferred dividends	(5,797)	(5,797)
Convertible preferred dividends	(3,249)	-
(Gain) loss on real estate	35	(8,891)
Amortization of discounts deferred gains and other	(8)	(23)
	----------	----------
Funds from operations	$42,630	$39,809
	======	======

       NAREIT has recommended supplemental disclosure concerning certain capital expenditures, leasing costs and straight-line rents as shown below (in thousands):
	Year Ended December 31 ------------------------------

	2001	2000
	-------------	----------------
Straight-line rents	$1,992	$1,437
Amortization of restricted stock	1,272	940
Building improvements	2,472	2,425
Tenant improvements:
New leases	4,137	3,112
Lease renewals	5,305	3,815
Leasing commissions:
New leases	1,896	1,070
Lease renewals	1,106	912
Leasing commissions amortized	1,556	1,318
Upgrades on acquisitions anticipated at the date of purchase	810	2,941
Net gains on sale of real estate securities and land held for sale	1,646	580

Inflation

       In the last five years, inflation has not had a significant impact on the Company because of the relatively low inflation rate in the Company's geographic areas of operation. Most of the leases require the tenants to pay their pro rata share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in operating expenses resulting from inflation. In addition, the Company's leases typically have three to seven year terms, which may enable the Company to replace existing leases with new leases at a higher base rent if rents on the existing leases are below the then-existing market rate.

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

       As of December 31, 2001, total outstanding debt was approximately $431,029,000 of which $126,044,000 or 29%, is variable rate debt. If market rates of interest on the variable rate debt fluctuate by 10% (or approximately 48 basis points), the change in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $605,000 annually.

ITEM 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors

Parkway Properties, Inc.

We have audited the accompanying consolidated balance sheets of Parkway Properties, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index under Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Parkway Properties, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

                                                                                                                                                        Ernst & Young LLP

Jackson, Mississippi
February 4, 2002

PARKWAY PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)
	December 31	December 31
	2001	2000
	------------------------	----------------------
Assets
Real estate related investments:
Office and parking properties	$875,889	$654,845
Accumulated depreciation	(80,029)	(58,736)
	-------------	------------
	795,860	596,109

Land held for sale	3,733	4,283
Note receivable from Moore Building Associates LP	6,942	8,863
Real estate equity securities	-	23,281
Mortgage loans	877	883
Real estate partnership	412	384
	-------------	-------------
	807,824	633,803

Interest, rents receivable and other assets	30,330	20,669
Cash and cash equivalents	2,458	765
	-------------	-------------
	$840,612	$655,237
	========	========
Liabilities
Notes payable to banks	$126,044	$ 81,882
Mortgage notes payable without recourse	304,985	225,470
Accounts payable and other liabilities	34,002	22,136
	-------------	-------------
	465,031	329,488
	-------------	-------------
Stockholders' Equity
8.75% Series A Preferred stock, $.001 par value, 2,750,000 shares authorized and
2,650,000 shares issued and outstanding	66,250	66,250
8.34% Series B Cumulative Convertible Preferred stock, $.001 par value,
2,142,857 shares authorized, issued and outstanding in 2001	75,000	-
Common stock, $.001 par value, 67,250,000 shares authorized, 9,249,954 and
9,790,449 shares issued and outstanding in 2001 and 2000, respectively	9	10
Additional paid-in capital	196,032	214,568
Unearned compensation	(2,190)	(3,402)
Accumulated other comprehensive income (loss)	(1,694)	821
Retained earnings	42,174	47,502
	-------------	-------------
	375,581	325,749
	-------------	-------------
	$840,612	$655,237
	========	========

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31
	2001	2000	1999
	--------------	--------------	--------------
Revenues
Income from office and parking properties	$135,968	$118,970	$113,161
Management company income	845	922	772
Interest on note receivable from Moore Building Associates LP	873	805	-
Incentive management fee from Moore Building Associates LP	316	191	-
Dividend income	495	1,205	85
Interest on cash equivalents	107	212	56
Interest on mortgage loans	90	90	92
Deferred gains and other income	103	129	154
	---------	---------	---------
	138,797	122,524	114,320
	---------	---------	---------
Expenses
Office and parking properties:
Operating expense	57,465	49,397	47,458
Interest expense:
Contractual	20,279	16,195	15,182
Amortization of loan costs	247	176	164
Depreciation and amortization	23,788	19,651	17,413
Operating expense for other real estate properties	39	60	112
Interest expense on bank notes:
Contractual	4,800	6,389	3,583
Amortization of loan costs	697	538	521
Management company expenses	379	738	503
General and administrative	4,861	3,951	3,850
	----------	----------	----------
	112,555	97,095	88,786
	----------	----------	----------
Income before gain, minority interest and extraordinary item	26,242	25,429	25,534

Gain on sale of real estate held for sale and real estate equity securities	1,611	9,471	795
Minority interest - unit holders	(3)	(4)	(2)
	----------	----------	----------
Income before extraordinary item	27,850	34,896	26,327

Extraordinary loss on early extinguishment of mortgage notes payable	(1,302)	-	-
	----------	----------	----------
Net income	26,548	34,896	26,327

Change in unrealized gain on real estate equity securities	(821)	821	-
Change in market value of interest rate swap	(1,694)	-	-
	----------	----------	----------
Comprehensive income	$ 24,033	$ 35,717	$ 26,327
	========	========	========
Net income available to common stockholders:
Net income	$ 26,548	$ 34,896	$ 26,327
Dividends on preferred stock	5,797	5,797	5,797
Dividends on convertible preferred stock	3,249	-	-
	----------	----------	----------
Net income available to common stockholders	$ 17,502	$ 29,099	$ 20,530
	========	========	========
Net income per common share:
Basic:
Income before extraordinary item	$ 2.01	$ 2.96	$ 2.04
Extraordinary loss on early extinguishment of mortgage notes payable	(0.14)	-	-
	----------	----------	----------
Net income	$ 1.87	$ 2.96	$ 2.04
	========	========	========
Diluted:
Income before extraordinary item	$ 1.99	$ 2.93	$ 2.01
Extraordinary loss on early extinguishment of mortgage notes payable	(0.14)	-	-
	----------	----------	----------
Net income	$ 1.85	$ 2.93	$ 2.01
	========	========	========
Dividends per common share	$ 2.45	$ 2.12	$ 1.90
	========	========	========
Weighted average shares outstanding:
Basic	9,339	9,825	10,083
	========	========	========
Diluted	9,442	9,926	10,197
	========	========	========

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
	Year Ended December 31

	2001	2000	1999
	---------------------	---------------------	----------------------
8.75% Series A Preferred stock, $.001 par value
Balance at beginning of year	$ 66,250	$ 66,250	$ 66,250
	--------------	--------------	--------------
Balance at end of year	66,250	66,250	66,250
	--------------	--------------	--------------
8.34% Series B Cumulative Convertible Preferred stock, $.001 par value
Balance at beginning of year	-	-	-
Shares issued - stock offerings	75,000	-	-
	--------------	--------------	--------------
Balance at end of year	75,000	-	-
	--------------	--------------	--------------
Common stock, $.001 par value
Balance at beginning of year	10	10	10
Purchase of Company stock	(1)	-	-
	--------------	--------------	--------------
Balance at end of year	9	10	10
	--------------	--------------	--------------
Additional paid-in capital
Balance at beginning of year	214,568	220,526	223,834
Stock options exercised	1,343	130	209
Shares issued in lieu of Directors' fees	55	70	72
Restricted shares issued	60	262	5,357
Reclassification for issuance of restricted shares	-	(843)	-
Shares issued - employee excellence
recognition program	2	-	-
Shares issued - stock offerings	(1,994)	-	-
Purchase of Company stock	(18,002)	(5,577)	(8,946)
	---------------	--------------	--------------
Balance at end of year	196,032	214,568	220,526
	---------------	--------------	--------------
Unearned compensation
Balance at beginning of year	(3,402)	(4,923)	-
Restricted shares issued	(60)	(262)	(5,357)
Reclassification for issuance of restricted shares	-	843	-
Amortization of unearned compensation	1,272	940	434
	--------------	--------------	-------------
Balance at end of year	(2,190)	(3,402)	(4,923)
	--------------	--------------	-------------
Accumulated other comprehensive income (loss)
Balance at beginning of year	821	-	-
Change in net unrealized gain (loss) on real
estate equity securities	(821)	821	-
Change in market value of interest rate swap	(1,694)	-	-
	--------------	--------------	-------------
Balance at end of year	(1,694)	821	-
	--------------	--------------	-------------
Retained earnings
Balance at beginning of year	47,502	39,201	37,857
Net income	26,548	34,896	26,327
Preferred stock dividends declared	(5,797)	(5,797)	(5,797)
Convertible preferred stock dividends declared	(3,249)	-	-
Common stock dividends declared	(22,830)	(20,798)	(19,186)
	--------------	--------------	-------------
Balance at end of year	42,174	47,502	39,201
	--------------	--------------	-------------
Total stockholders' equity	$375,581	$325,749	$321,064
	=========	=========	========

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31
	-----------------------------------------------------------------------
	2001	2000	1999
	------------------------	---------------------	-----------------
Operating activities
Net income	$ 26,548	$ 34,896	$ 26,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,788	19,651	17,413
Amortization of loan costs	944	714	685
Amortization of unearned compensation	1,272	940	434
Extraordinary loss on early extinguishment
of debt	1,302	-	-
Gains on sales of real estate held for sale
and real estate equity securities	(1,611)	(9,471)	(795)
Equity in earnings and other	(36)	(49)	(66)
Changes in operating assets and liabilities:
Increase in receivables and other assets	(9,551)	(3,947)	(1,713)
Increase (decrease) in accounts payable and
accrued expenses	9,892	(4,916)	5,178
	---------------	---------------	---------------
Cash provided by operating activities	52,548	37,818	47,463
	---------------	---------------	---------------
Investing activities
Payments received on mortgage loans	6	9	5
Net decrease in note receivable from
Moore Building Associates LP	1,921	9,495	-
Purchases of real estate related investments	(213,847)	(16,499)	(42,773)
Purchases of real estate equity securities	-	(32,588)	-
Proceeds from sales of real estate held for sale and
real estate equity securities	29,503	49,883	1,504
Real estate development	(42)	(8,240)	(13,194)
Improvements to real estate related investments	(15,726)	(14,274)	(18,266)
	---------------	---------------	---------------
Cash used in investing activities	(198,185)	(12,214)	(72,724)
	---------------	---------------	---------------
Financing activities
Principal payments on mortgage notes payable	(26,485)	(10,266)	(9,141)
Net proceeds from (payments on) bank borrowings	42,468	(4,758)	45,744
Proceeds from long-term financing	106,000	21,000	20,100
Prepayment premium on early extinguishment
of debt	(1,102)	-	-
Stock options exercised	1,343	130	209
Dividends paid on common stock	(22,416)	(20,456)	(18,960)
Dividends paid on preferred stock	(7,481)	(5,797)	(5,797)
Proceeds from stock offerings	73,006	-	-
Purchase of Company stock	(18,003)	(5,577)	(8,946)
	---------------	---------------	---------------
Cash provided by (used in) financing activities	147,330	(25,724)	23,209
	---------------	---------------	---------------
Increase (decrease) in cash and cash equivalents	1,693	(120)	(2,052)
Cash and cash equivalents at beginning of year	765	885	2,937
	---------------	---------------	---------------
Cash and cash equivalents at end of year	$ 2,458	$ 765	$ 885
	=========	=========	=========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

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

Use of estimates

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash equivalents

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Investment in unconsolidated affiliates

       The Company shares voting control in the Wink/Parkway Partnership with a partner and, accordingly, accounts for its investment using the equity method of accounting.

Real estate properties

       Real estate properties are carried at cost less accumulated depreciation. Cost includes the carrying amount of the Company's investment plus any additional consideration paid, liabilities assumed, costs of securing title (not to exceed fair market value in the aggregate) and improvements made subsequent to acquisition. Depreciation of buildings is computed using the straight-line method over their estimated useful lives of 40 years. Depreciation of tenant improvements, including personal property, is computed using the straight-line method over the term of the lease involved. Maintenance and repair expenses are charged to expense as incurred, while improvements are capitalized and depreciated in accordance with the useful lives outlined above. Geographically, the Company's properties are concentrated in the Southeastern and Southwestern United States and Chicago.

       The Company evaluates its real estate assets upon occurrence of significant adverse changes in their operations to assess whether any impairment indicators are present that affect the recovery of the carrying amount. When indicators of impairment are present, the undiscounted cash flows estimated to be generated by the office and parking properties and market value for the non-core assets are determined and are compared with the assets' carrying amount. If the assets are considered impaired, a loss is provided to reduce the carrying amount of the property to its estimated fair value. As of December 31, 2001 and 2000, none of the Company's assets were considered to be impaired.

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

       Non-core assets (see Note E) are carried at the lower of cost or fair value minus estimated costs to sell. Operating real estate held for investment is stated at the lower of cost or net realizable value.

Real estate equity securities

       Real estate equity securities owned by the Company, if any, are categorized as available-for-sale securities, as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and are reflected at market. Net unrealized gains and losses are reflected in comprehensive income as a separate component of stockholders' equity until realized.

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

Derivative Financial Instruments

       The FASB has issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The ineffective portion of the hedge, if any, is immediately recognized in earnings. The Company adopted SFAS No. 133 as of January 1, 2001.

Stock based compensation

       The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to or above the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and, accordingly, recognizes no compensation expense for the stock option grants.

       The Company also accounts for restricted stock in accordance with APB No. 25 and accordingly, compensation expense is recognized over the expected vesting period.

Income taxes

       The Company is a REIT for federal income tax purposes. A corporate REIT is a legal entity that holds real estate assets, and through distributions to stockholders, is permitted to reduce or avoid the payment of Federal income taxes at the corporate level. To maintain qualification as a REIT, the Company must distribute to stockholders at least 90% of REIT taxable income.

Net Income Per Common Share

       Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. In arriving at income available to common stockholders, preferred stock dividends are deducted. Diluted EPS reflects the potential dilution that could occur if dilutive operating partnership units, dilutive employee stock options and warrants and dilutive 8.34% Series B cumulative convertible preferred stock were exercised or converted into common stock that then shared in the earnings of Parkway.

     The computation of diluted EPS is as follows:
	Year Ended December 31
	--------------------------------------------------------------
	2001	2000	1999
	----------------	-----------------	----------------
	(in thousands, except per share data)
Numerator:
Basic and diluted net income
available to common stockholders	$17,502	$29,099	$20,530
	======	======	======
Denominator:
Basic weighted average shares	9,339	9,825	10,083

Effect of employee stock options and warrants	103	101	114
	----------	----------	----------
Diluted weighted average shares	9,442	9,926	10,197
	======	======	======
Diluted earnings per share	$ 1.85	$ 2.93	$ 2.01
	======	======	======

       The computation of diluted EPS did not assume the conversion of the 8.34% Series B cumulative convertible preferred stock because their inclusion would have been antidilutive.

Reclassifications

       Certain reclassifications have been made in the 2000 and 1999 consolidated financial statements to conform to the 2001 classifications.

New Accounting Pronouncements

       In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," however, it retains the fundamental provisions of that Statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, the Statement provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of other than by sale (e.g., abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset as "held for sale." The Company is required to adopt SFAS No. 144 in the first quarter of 2002. Management does not anticipate that the adoption of SFAS No. 144 will have a significant effect on the Company's consolidated results of operations or financial position.

Note B - Investment in Office and Parking Properties

       At December 31, 2001, Parkway owned or had a direct interest in 51 office and parking properties located in ten states with an aggregate of 8,693,000 square feet of leasable space. The purchase price of office properties acquired during the year ended December 31, 2001 is as follows:
Cost
Market Location	(in thousands)
-----------------------	------------------
Chicago, IL	$173,500
Houston, TX	9,000
Nashville, TN	30,000
------------
$212,500
=======

       On March 30, 2001, the Company closed on the cash sale of its 75,000 square foot office property in Birmingham, Alabama for net proceeds of $4,846,000. The Company recorded a loss for financial reporting purposes of $35,000 on the sale in the first quarter. The net proceeds from the sale were used to reduce amounts outstanding on the Company's lines of credit.

       The unaudited pro forma effect on the Company's results of operations of the 2001 purchases as if the purchases had occurred on January 1, 2000 is as follows (in thousands, except per share data):

	Year Ended
	December 31
	-------------------------
	2001	2000
	-----------	-----------
Revenues	$20,448	$30,640
Net income	$ 4,597	$ 4,782
Basic earnings per share	$ .49	$ .49
Diluted earnings per share	$ .49	$ .48

       Pro forma results do not purport to be indicative of actual results had the purchase been made at January 1, 2000, or the results that may occur in the future.

       In addition to the 51 office and parking properties owned directly, the Company also owns a 50% interest in one office property in New Orleans, Louisiana through an investment in a real estate partnership. The building has 32,000 net rentable square feet and 100% of the building is leased and occupied by the other 50% partner, an unrelated party. The carrying amount of the partnership interest at December 31, 2001 and 2000 was $412,000 and $384,000, respectively.

       The following is a schedule by year of future approximate minimum rental receipts under noncancelable leases for office buildings owned as of December 31, 2001 (in thousands):

2002	$121,457
2003	109,990
2004	92,917
2005	67,676
2006	49,051
Subsequently	127,383
------------
$568,474
=======

Note C - Note Receivable from Moore Building Associates LP

       The redevelopment of the Toyota Center, formerly the Moore Building, was substantially completed as of June 30, 2000. This building is owned by Moore Building Associates LP (the "Partnership"), which added an institutional investor, Banc of America Historic Ventures, LLC, in March 2000, subject to certain conditions of the Partnership agreement pertaining to the completion of the building and realization of the historic tax credits. During the second quarter of 2000, the majority of these conditions were met and management determined that the certification of the historic tax credits was probable. With the conditions for the institutional investor ownership in the Partnership being met, the Company's ownership interest became less than 1%. Therefore, the Company deconsolidated the Partnership resulting in an increase of $18,358,000 in a note receivable from the Partnership and a corresponding decrease in real estate development. Also, during the second quarter of 2000, the Partnership completed a $15,000,000 permanent financing of the Toyota Center with the proceeds used to reduce the Company's note receivable from the Partnership. The Company in turn reduced short-term borrowings under its bank lines of credit. At December 31, 2001, the note receivable from the Partnership totaled $6,942,000.

Note D - Real Estate Equity Securities

       During 2001, the Company sold its equity interests in other publicly-traded REITS held through its RSVP Program for net proceeds of $24,051,000. The RSVP Program is the Company's initiative to take advantage of discounted REIT valuations by purchasing common equity in other REITs. A net non-recurring gain of $1,591,000 was recognized on the sales in the first quarter.

Note E - Non-Core Assets

       At December 31, 2001, Parkway's investment in non-core assets consisted of the following (in thousands):

Size	Location	Book Value
--------------------------	-----------------------	------------------
12 acres	New Orleans, LA	$2,012
17 acres	Charlotte, NC	1,721
Mortgage loans	Texas	877
		------------
		$4,610
		=======

       There were three mortgage loans outstanding at December 31, 2001 secured by residential real estate and a retail center.

       On March 5, 2001, the Company closed on the cash sale of 2.8 acres of land adjacent to its assets in Deerfield Beach, Florida for net proceeds of $606,000. The Company recorded a gain for financial reporting purposes of $55,000 on the sale in the first quarter.

Note F - Notes Payable

Notes payable to banks

       At December 31, 2001, the Company had $126,044,000 outstanding under two bank lines of credit. The lines of credit include a $12,500,000 line of credit with PNC Bank (the "$12.5 million line"), and a $135,000,000 line of credit with a consortium of 13 banks with J.P. Morgan Chase & Co. serving as the lead agent (the "$135 million line").

       Effective June 28, 2001, the Company amended and renewed the previous $150 million secured revolving credit facility with J.P. Morgan Chase & Co. and reduced it to $135 million. Effective August 5, 2001, the Company replaced the previous $10 million line with AmSouth Bank with the $12.5 million line. The interest rates on the lines of credit are equal to the 30 day LIBOR rate plus 112.5 to 137.5 basis points, depending upon overall Company leverage. The weighted average interest rate on the $12.5 million line and the $135 million line was 3.17% and 4.82% at December 31, 2001, respectively.

       Covenants related to the $12.5 million line and the $135 million line include requirements for maintenance of minimum tangible net worth, fixed charge coverage, interest coverage, and debt service coverage. The lines also establish limits on the Company's indebtedness and dividends.

       The Company entered into an interest rate hedge contract on January 8, 2001, which is summarized as follows (in thousands):
Fair
Market
Type of	Notional	Maturity		Fixed	Value
Hedge	Amount	Date	Reference Rate	Rate	12/31/01
----------	------------	------------	---------------------------------	--------	-----------
Swap	$51,000	01/15/03	1-Month LIBOR + 1.375%	5.44%	$(1,694)

       The Company designated the swap as a hedge of the variable interest rates on $51 million of the Company's borrowings under the $135 million line. Accordingly, changes in the fair value of the swap are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings.

       The Company does not hold or issue this type of derivative contract for trading or speculative purposes.

       The $12.5 million line is unsecured and is expected to fund the daily cash requirements of the Company's treasury management system. This line of credit matures August 5, 2002 and has an interest rate equal to the 30-day LIBOR rate plus 112.5 to 137.5 basis points, depending upon the Company's leverage, with the current rate set at LIBOR plus 130 basis points. The Company paid a facility fee of 10 basis points ($12,500) upon closing of the loan agreement. Under the $12.5 million line the Company does not pay annual administration fees or fees on the unused portion of the line.

       The $135 million line is also unsecured and is expected to fund acquisitions of additional investments. This line of credit matures June 28, 2004 and has an interest rate equal to the LIBOR rate plus 112.5 to 137.5 basis points depending upon overall Company leverage, with the current rate set at LIBOR plus 137.5 basis points. The Company paid a facility fee of $225,000 and origination fees of $565,000 (41.85 basis points) upon closing of the loan agreement and pays an annual administration fee of $37,500. The Company also pays fees on the unused portion of the line based upon the Company's leverage, as defined (25 basis points at December 31, 2001).

Mortgage notes payable without recourse

       A summary of fixed rate mortgage notes payable at December 31, 2001 and 2000 which are non-recourse to the Company, is as follows (in thousands):
				Carrying	Note Balance
				Amount	--------------------------------
	Interest	Monthly	Maturity	Of	December 31
Office Property	Rate	Payment	Date	Collateral	2001	2000
	-----------	------------	------------	------------	--------------	------------
233 North Michigan	7.350%	$ 763	07/11	$173,108	$105,359	$ -
Teachers Insurance and
Annuity Association (12 properties)	6.945%	869	07/08	160,720	82,487	87,015
Capitol Center	8.180%	165	09/10	38,559	20,663	20,913
Morgan Keegan Tower	7.620%	163	10/19	33,524	19,050	19,539
One Jackson Place	7.850%	152	10/10	17,912	15,383	15,976
BB&T Financial Center	7.300%	137	11/12	22,187	12,439	13,151
First Tennessee Plaza	7.170%	136	12/12	29,386	12,417	13,133
SkyTel Centre (1)	7.750%	-	01/08	-	-	7,604
Washington Group Building	8.125%	89	10/08	14,538	5,922	6,484
Lakewood II	8.080%	66	08/06	10,555	5,652	5,977
400 North Belt	8.250%	65	08/11	9,739	5,163	5,508
Falls Pointe	8.375%	63	01/12	8,372	5,112	5,426
SunCom Building	7.000%	59	06/11	12,359	4,826	5,179
Waterstone (1)	8.000%	-	07/11	-	-	4,569
One Park 10 Plaza (1)	8.350%	-	08/11	-	-	3,841
IBM Building	7.700%	45	03/11	6,604	3,546	3,803
Roswell North	8.375%	33	01/12	4,624	2,695	2,860
Woodbranch	8.250%	32	08/11	4,318	2,486	2,652
Moorefield I	7.625%	16	03/03	3,913	1,785	1,840
		------		--------	--------	---------
		$2,853		$550,418	$304,985	$225,470
		=====		=======	=======	=======

       (1) During 2001, an extraordinary loss on early extinguishment of mortgage notes payable was recognized in the amount of $1,302,000. Principal paid on the early extinguishment of mortgage notes payable was $14,964,000.

       The aggregate annual maturities of notes payable at December 31, 2001 are as follows (in thousands):

2002	$ 12,250
2003	14,821
2004	14,090
2005	15,163
2006	19,887
Subsequently	228,774
-------------
$304,985
=======

       For the years ending December 31, 2000 and 1999, the Company capitalized $520,000 and $661,000, respectively, of interest cost pertaining to the office redevelopment. No interest was capitalized for the year ending December 31, 2001.

Note G - Income Taxes

       The Company is a REIT for federal income tax purposes. A corporate REIT is a legal entity that holds real estate assets, and through distributions to stockholders, is permitted to reduce or avoid the payment of Federal income taxes at the corporate level. To maintain qualification as a REIT, the Company must distribute to stockholders at least 90% of REIT taxable income.

       No provision has been made for income taxes because the Company qualified as a REIT and distributed the necessary amount of taxable income. A minor amount of alternative minimum tax and state income taxes were paid during the three-year period ending December 31, 2001.

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

       At December 31, 2001, the Company had net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $8,846,000 which expire at various dates through 2018. These carryforwards are limited through 2003 to a maximum of approximately $2,700,000 per year. The Company expects to utilize the remaining NOL by December 2007.

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

       The 1994 Stock Option Plan, as amended provides Parkway common shares ("Shares") to employees or officers of the Company and its subsidiaries upon the exercise of options and upon incentive grants pursuant to the Stock Option Plan. On July 1 of each year, the number of Shares available for grant shall automatically increase by one percent (1%) of the Shares outstanding on such date, provided that the number of Shares available for grant shall never exceed 12.5% of the Shares outstanding. In accordance with these provisions, the Shares available for grant increased 93,337 in 2001, 97,890 in 2000, and 351,218 in 1999. Under the 1991 Directors Stock Option Plan, as amended, options for up to 250,000 shares may be granted to non-employee directors. Both plans have ten-year terms.

       On June 3, 1999, the stockholders of the Company approved amendments to the Company's 1994 Stock Option and Long-Term Compensation Plan that authorized the Compensation Committee to issue restricted stock awards. Since that date, shares of restricted stock have been issued to officers of the Company as follows (in thousands, except per share data):

		Stock Price
	Number of	Per Share
Date	Shares	at Grant Date	Restricted Stock	Vesting Period (1)
-----------	---------------	------------------	----------------------	--------------------------
03/04/99	150	$28.3750	$4,256	10 years or 46 months
09/14/99	8	$32.1875	258	10 years or 40 months
05/10/00	2	$31.1250	62	10 years or 32 months
11/01/00	6	$28.5625	171	10 years or 26 months
12/11/00	1	$28.5000	29	10 years or 25 months
03/08/01	2	$30.0000	60	10 years or 22 months
	-----		--------
	169		$4,836
	===		=====

       (1)  Vesting period for the stock is less than 10 years as indicated, if certain operating results are achieved by the Company through the 5 in 50 Plan. Effective in the fourth quarter of 2001, Parkway projected achievement of the goals set forth in the 5 in 50 Plan. Therefore, all of the shares are assumed to vest on December 31, 2002. Amortization of compensation expense has been adjusted accordingly.

       The Company recorded $4,836,000 as additional paid-in capital when the shares of the restricted stock were issued offset by unearned compensation of the same amount. The unearned compensation was deducted from stockholders' equity and is being amortized over the vesting period. Compensation expense related to the restricted stock of $1,272,000 and $940,000 was recognized in 2001 and 2000, respectively.

       Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999: risk-free interest of 4.50%, 6.25%, and 6.50%, respectively; dividend yield of 7.91% in 2001, 7.15% in 2000 and 6.00% in 1999; volatility factor of the expected market price of the Company's common stock of .218, .204, and .256, respectively; and a weighted-average expected life of the options of 5 years for the 1994 Stock Option Plan in 2002, 5 years in 2000, 3 years in 1999 and 5 years for the 1991 Directors Stock Option Plan. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted average fair value of options granted during 2001, 2000 and 1999 was $2.88, $3.29 and $4.92, respectively.

       For purposes of pro forma disclosures, the estimated fair value of the options granted in 2001, 2000 and 1999 is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share information):

	Year Ended December 31
	---------------------------------------------------
	2001	2000	1999
	----------------	---------------	------------
Pro forma net income available to common stockholders	$16,419	$28,212	$19,831
Pro forma net income per common share:
Basic	$ 1.76	$ 2.87	$ 1.97
Diluted	$ 1.74	$ 2.84	$ 1.94

       A summary of the Company's stock option activity and related information is as follows:

	1994 Stock Option Plan		1991 Directors Stock Option Plan

	-----------------------------------------		-----------------------------------
		Weighted		Weighted
		Average		Average
	Shares	Price	Shares	Price
	-------------	-------------	------------	------------
Outstanding at January 1, 1999	543,185	$26.55	102,000	$17.70
Granted	83,250	31.14	21,000	34.00
Exercised	(12,126)	19.71	(9,500)	9.71
Forfeited	(25,125)	30.55	-	-
	------------	----------	----------	----------
Outstanding at December 31, 1999	589,184	18.32	113,500	21.38
Granted	210,375	29.68	28,500	30.81
Exercised	(6,135)	17.54	-	-
Forfeited	(45,252)	30.51	-	-
	------------	----------	----------	----------
Outstanding at December 31, 2000	748,172	27.75	142,000	23.27
Granted	177,200	32.80	-	-
Exercised	(19,350)	23.73	(49,500)	17.86
Forfeited	(36,320)	30.66	-	-
	------------	----------	----------	----------
Outstanding at December 31, 2001	869,702	$28.75	92,500	$26.17
	=======	======	======	======

       Following is a summary of the status of options outstanding at December 31, 2001:

	Outstanding Options			Exercisable Options
	------------------------------------------------------			-----------------------------------
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Exercise Price Range	Number	Life	Price	Number	Price
---------------------------------	---------------	------------------	----------------	-----------------	-----------------
1994 Stock Option Plan
$ 9.19 - $12.22	47,173	2.7 years	$11.09	47,173	$11.09
$12.23 - $15.75	34,195	4.1 years	$14.19	34,195	$14.19
$15.76 - $25.63	19,125	4.5 years	$21.00	19,125	$21.00
$25.64 - $29.00	135,625	7.3 years	$27.71	65,526	$26.93
$29.01 - $31.00	216,797	7.9 years	$30.05	41,952	$29.69
$31.01 - $33.50	313,287	7.2 years	$31.40	160,493	$31.24
$33.51 - $35.00	103,500	9.6 years	$33.65	-	-
1991 Directors Stock Option Plan
$ 8.00 - $10.20	16,500	2.9 years	$ 9.17	16,500	$ 9.17
$10.21 - $16.00	4,500	4.5 years	$16.00	4,500	$16.00
$25.01 - $30.00	21,000	6.6 years	$27.33	21,000	$27.33
$30.00 - $35.00	50,500	7.4 years	$32.15	50,500	$32.15

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

       During the year ending December 31, 2001, the Company purchased 613,200 shares of its common stock at an average price of $29.36. Since June 1998, the Company has purchased a total of 2,127,493 shares of its common stock, which represents approximately 19.2% of the common stock outstanding when the buyback program was initiated on June 30, 1998. The Company has the authority to purchase an additional 372,507 shares under its existing authorization from its Board of Directors, which expires June 30, 2002.

       On June 20, 2001, the Company issued 1,603,499 shares of its Series B Cumulative Convertible Preferred Stock to Rothschild/Five Arrows for net proceeds of $55,000,000. The funds were applied to the purchase of the 233 North Michigan Avenue Building and adjacent parking garage in Chicago, Illinois. On July 3, 2001, the Company issued the remaining 539,358 shares of its Series B Cumulative Convertible Preferred Stock to Rothschild/Five Arrows. The net proceeds from this second issuance were $18,500,000, which was used to reduce amounts outstanding on the Company's lines of credit. The dividend payment rate on these shares is 8.34%. Each share of Series B Cumulative Convertible Preferred Stock is convertible, at any time after December 31, 2002, into one share of Company common stock. Holders of Series B Cumulative Convertible Preferred Stock are entitled to vote on all matters submitted to the holders of Company common stock as a single class. In connection with the sales of its convertible preferred equity, Parkway issued a warrant to Five Arrows to purchase 75,000 shares of the Company's common stock at a price of $35 for a period of seven years.

       On October 20, 2000, the Company and Southeast OfficeInvest, LLC, an affiliate of Investcorp International, Inc., announced the formation of a strategic joint venture to acquire up to $100 million of office properties. The venture is targeting A and B+ quality office properties in Central Business Districts in the Southeastern and Southwestern United States and Chicago. Under the terms of the joint venture agreement, Parkway will operate, manage, and lease the properties on a day-to-day basis, provide acquisition and construction management services to the venture, and receive fees for providing these services. The venture will arrange first mortgage financing which will approximate 70% of the value of each office asset purchased. This debt will be non-recourse, property specific debt. Investcorp will provide 70% to 75% of the joint venture capital, with Parkway to provide the balance, with distributions being made pro rata. No investments have been made and no funds have been advanced under this agreement as of February 4, 2002.

Supplemental Profit and Loss Information

       Included in operating expenses are taxes, principally property taxes, of  $14,893,000, $11,335,000 and $10,507,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Supplemental Cash Flow Information

	Year Ended December 31
	---------------------------------------------------
	2001	2000	1999
	------------	------------	--------------
	(In thousands)

Interest paid	$24,553	$23,279	$19,118
Income taxes paid	142	152	196
Restricted shares issued and adjustments	60	(581)	5,357
Shares issued in lieu of Directors' fees	55	70	72
Assumption of mortgage notes payable in connection
with purchase of properties	-	-	1,926

Litigation

       The Company is not presently engaged in any litigation other than ordinary routine litigation incidental to its business.  Management believes such litigation will not materially affect the consolidated financial position, operations or liquidity of the Company.

Interest, Rents Receivable and Other Assets

	December 31
	------------------------------------
	2001	2000
	----------------	----------------
	(In thousands)

Accounts receivable	$10,172	$ 3,313
Straight line rent receivable	5,855	3,878
Unamortized lease costs	6,007	4,638
Unamortized loan cost	3,320	2,139
Escrow and other deposits	3,301	4,695
Prepaid items	954	1,277
Other assets	721	729
	---------	----------
	$30,330	$20,669
	======	======

Accounts Payable and Other Liabilities

	December 31
	------------------------------------
	2001	2000
	----------------	----------------
	(In thousands)
Office property payables:
Accrued expenses and accounts payable	$ 8,424	$ 6,643
Accrued property taxes	14,197	7,106
Security deposits	1,606	1,541
Corporate payables	3,584	2,720
Dividends payable	2,772	1,208
Deferred gains	877	883
Accrued payroll	1,190	1,107
Interest payable	1,001	476
Other payables	351	452
	----------	----------
	$34,002	$22,136
	======	======

Note J - Fair Values of Financial Instruments

Cash and cash equivalents

       The carrying amounts for cash and cash equivalents approximated fair value at December 31, 2001 and 2000.

Mortgage loans

       The fair values for mortgage loans receivable are estimated based on net realizable value and discounted cash flow analysis, using interest rates currently being offered on loans with similar terms to borrowers of similar credit quality. The aggregate fair value of the mortgage loans receivable at December 31, 2001 approximated its carrying amount of $877,000.

       The fair value of the mortgage notes payable without recourse are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The aggregate fair value of the mortgage notes payable without recourse at December 31, 2001 was $311,522,000 as compared to its carrying amount of $304,985,000. The aggregate fair value of the mortgage notes payable without recourse at December 31, 2000 was $228,507,000 as compared to its carrying amount of $225,470,000.

Note K - Selected Quarterly Financial Data (Unaudited):

       Summarized quarterly financial data for the years ended December 31, 2001 and 2000 are as follows (in thousands, except per share data):
	2001 ------------------------------------------------------------------------------

	First	Second	Third	Fourth
	------------------	--------------	--------------	----------------
Revenues (other than gains)	$ 30,909	$ 31,468	$ 37,477	$ 38,943
Expenses	(24,653)	(25,093)	(30,642)	(32,167)
Gain on real estate and real estate equity securities	1,611	-	-	-
Minority interest - unit holders	(1)	(1)	-	(1)
	--------------	--------------	--------------	--------------
Income before extraordinary item	7,866	6,374	6,835	6,775
Extraordinary loss on early extinguishment of mortgage notes payable	-	-	-	(1,302)
	--------------	--------------	--------------	--------------
Net income	7,866	6,374	6,835	5,473
Dividends on preferred stock	1,449	1,449	1,450	1,449
Dividends on convertible preferred stock	-	129	1,555	1,565
	--------------	--------------	--------------	--------------
Net income available to common stockholders	$ 6,417	$ 4,796	$ 3,830	$ 2,459
	========	========	========	========
Net income per common share:
Basic:
Income before extraordinary item	$ 0.68	$ 0.51	$ 0.41	$ 0.41
Extraordinary loss on early extinguishment of mortgage notes payable	-	-	-	(.14)
	--------------	--------------	--------------	--------------
Net income	$ 0.68	$ 0.51	$ 0.41	$ 0.27
	========	========	========	========
Diluted:
Net income	$ 0.67	$ 0.51	$ 0.40	$ 0.40
Extraordinary loss on early extinguishment of mortgage notes payable	-	-	-	(.14)
	--------------	--------------	--------------	--------------
Net income	$ 0.67	$ 0.51	$ 0.40	$ 0.26
	========	========	========	========
Dividends per common share	$ 0.56	$ 0.63	$ 0.63	$ 0.63
Weighted average shares outstanding:
Basic	9,425	9,320	9,362	9,250
Diluted	9,521	9,425	9,490	9,360

	2000 --------------------------------------------------------------------------------
	First	Second	Third	Fourth
	-------------------	--------------	--------------	--------------
Revenues (other than gains)	$ 29,935	$ 30,963	$ 30,165	$ 31,461
Expenses	(23,605)	(24,607)	(23,675)	(25,208)
Gain on sale of real estate and other assets	-	9,472	-	(1)
Minority interest - unit holders	(1)	-	(2)	(1)
	-------------	-------------	-------------	-------------
Net income	6,329	15,828	6,488	6,251
Dividends on preferred stock	1,449	1,449	1,450	1,449
	-------------	-------------	-------------	-------------
Net income available to common stockholders	$ 4,880	$ 14,379	$ 5,038	$ 4,802
	========	========	========	========
Net income per common share:
Basic	$ .49	$ 1.46	$ .51	$ .49
Diluted	$ .49	$ 1.45	$ .51	$ .49
Dividends per common share	$ .50	$ .50	$ .56	$ .56
Weighted average shares outstanding:
Basic	9,884	9,838	9,790	9,788
Diluted	9,975	9,944	9,921	9,884

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2001

(In thousands)

		Initial Cost to the Company
		------------------------------------------
				Subsequent
			Building and	Capitalized
Description	Encumbrances	Land	Improvements	Costs
----------------	-------------------	-----------	------------------------	---------------
Office and Parking Properties:
Hillsboro Center V - FL	$ -	$ 1,325	$12,249	$ 1,153
Hillsboro Center I-IV - FL	-	1,129	7,734	782
Southtrust Bank Building - FL	-	785	18,048	809
Central Station - FL	-	-	16,511	-
Waterstone - GA	-	859	7,207	977
Falls Pointe - GA	5,112	1,431	7,659	539
Roswell North - GA	2,695	594	4,072	746
Meridian - GA	-	994	9,547	1,411
Lakewood II - GA	5,652	617	10,923	306
Hightower - GA	-	530	6,201	1,291
Pavilion Center - GA	-	509	4,005	406
233 North Michigan - IL	105,359	15,800	159,447	128
Corporate Square West - IN	-	741	1,727	958
One Jackson Place - MS	15,383	1,799	19,730	6,214
SkyTel Centre - MS	-	1,360	13,067	1,698
IBM Building - MS	3,546	1,169	5,337	1,497
River Oaks Place - MS	-	277	4,143	825
SunCom Building - MS	4,826	915	10,830	2,480
BB&T Financial Center - NC	12,439	1,018	23,540	1,022
Charlotte Park - NC	-	1,400	12,911	3,210
Bank of America Tower - SC	-	316	20,350	1,993
Cigna Building - SC	-	555	5,176	178
Atrium at Stoneridge - SC	-	572	7,775	946
Capitol Center - SC	20,663	973	37,232	2,968
Forum II & III - TN	-	2,634	13,886	718
First Tennessee Plaza - TN	12,417	457	29,499	3,231
Morgan Keegan Tower - TN	19,050	-	36,549	1,128
Cedar Ridge - TN	-	741	8,631	1,049
Falls Building - TN	-	-	7,628	813
Toyota Garage - TN	-	727	7,708	9
Bank of America Plaza - TN	-	1,464	28,656	-
One Park Ten Plaza- TX	-	606	6,149	2,415
400 Northbelt - TX	5,163	419	9,655	1,621
Woodbranch - TX	2,486	303	3,805	1,161
Tensor Building- TX	-	273	2,567	656
Ashford II - TX	-	163	2,069	557
Sugar Grove - TX	-	364	7,385	1,775
Washington Group Building- TX	5,922	856	15,175	59
Schlumberger Building- TX	-	1,128	11,102	1,974
One Commerce Green - TX	-	489	37,103	2,199
Comerica Bank Building - TX	-	1,921	21,222	959
550 Greens Parkway - TX	-	1,006	8,003	14
Glen Forest Building - VA	-	537	8,503	206
Lynnwood Plaza - VA	-	985	8,306	531
Moorefield II - VA	-	469	4,752	151
Moorefield III - VA	-	490	5,135	265
Town Point Center - VA	-	-	10,756	1,199
Westvaco Building- VA	-	1,265	11,825	1,439
Greenbrier Tower I - VA	-	584	7,503	961
Greenbrier Tower II - VA	-	573	7,354	737
Winchester Building - VA	-	956	10,852	1,041
Moorefield I - VA	1,785	260	3,698	249
Teachers Insurance and Annuity
Association (12 properties)(4)	82,487	-	-	-
	------------	----------	------------	----------
Total Real Estate Owned	$304,985	$55,338	$760,897	$59,654
	=======	======	=======	======

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - (Continued)

DECEMBER 31, 2001

(In thousands)

	Gross Amount at Which Carried at Close of Period
	------------------------------------------------------------------------------------------------------
					Net Book
		Bldg. &		Accum.	Value of	Year	Year
Description	Land	Imprv.	Total (1)	Depr.	Real Estate	Acquir.	Constructed
----------------------------------------	-----------	-------------	--------------	----------	-----------------	-------------	---------------------
Office and Parking Properties:
Hillsboro V - FL	$ 1,325	$ 13,402	$ 14,727	$ 1,433	$ 13,294	1998	1985
Hillsboro I-IV - FL	1,129	8,516	9,645	982	8,663	1998	1985
Southtrust Bank Bldg. - FL	785	18,857	19,642	1,843	17,799	1998	1985
Central Station - FL	-	16,511	16,511	588	15,923	2000	1990
Waterstone - GA	859	8,184	9,043	1,510	7,533	1995	1987
Falls Pointe - GA	1,431	8,198	9,629	1,256	8,373	1996	1990
Roswell North - GA	594	4,818	5,412	787	4,625	1996	1986
Meridian - GA	994	10,958	11,952	1,219	10,733	1997	1985
Lakewood II - GA	617	11,229	11,846	1,291	10,555	1997	1986
Hightower - GA	530	7,492	8,022	995	7,027	1997	1983
Pavilion Center - GA	509	4,411	4,920	532	4,388	1998	1984
233 North Michigan - IL	15,800	159,575	175,375	2,267	173,108	2001	1972
Corporate Sq. West - IN	741	2,685	3,426	985	2,441	1990	1968
One Jackson Place - MS	1,799	25,944	27,743	9,832	17,911	1986	1986
SkyTel Centre - MS	1,360	14,765	16,125	2,373	13,752	1995	(2)1987
IBM Building - MS	1,169	6,834	8,003	1,400	6,603	1995	1986
River Oaks Place - MS	277	4,968	5,245	633	4,612	1998	1981
SunCom Building - MS	915	13,310	14,225	1,866	12,359	1998	1983
BB&T Financial Center - NC	1,018	24,562	25,580	3,392	22,188	1996	1988
Charlotte Park - NC	1,400	16,121	17,521	2,219	15,302	1997	1982/84/86
Bank of America Tower - SC	316	22,343	22,659	2,402	20,257	1997	1973
Cigna Building - SC	555	5,354	5,909	508	5,401	1998	1986
Atrium at Stoneridge - SC	572	8,721	9,293	912	8,381	1998	1986
Capitol Center - SC	973	40,200	41,173	2,613	38,560	1999	1987
Forum II & III - TN	2,634	14,604	17,238	1,954	15,284	1997	1985
First Tennessee Plaza - TN	457	32,730	33,187	3,800	29,387	1997	1978
Morgan Keegan Tower - TN	-	37,677	37,677	4,153	33,524	1997	1985
Cedar Ridge - TN	741	9,680	10,421	1,150	9,271	1998	1982
Falls Building - TN	-	8,441	8,441	752	7,689	1998	(3)1982/84/90
Toyota Garage - TN	727	7,717	8,444	352	8,092	2000	2000
Bank of America Plaza - TN	1,464	28,656	30,120	-	30,120	2001	1977
One Park Ten - TX	606	8,564	9,170	1,668	7,502	1996	1982
400 Northbelt - TX	419	11,276	11,695	1,956	9,739	1996	1982
Woodbranch - TX	303	4,966	5,269	951	4,318	1996	1982
Tensor - TX	273	3,223	3,496	430	3,066	1996	1983
Ashford II - TX	163	2,626	2,789	387	2,402	1997	1979
Sugar Grove - TX	364	9,160	9,524	1,296	8,228	1997	1982
Washington Group Bldg - TX	856	15,234	16,090	1,552	14,538	1997	1983
Schlumberger Building - TX	1,128	13,076	14,204	1,103	13,101	1998	1983
One Commerce Green - TX	489	39,302	39,791	3,845	35,946	1998	1983
Comerica Bank Bldg. - TX	1,921	22,181	24,102	2,302	21,800	1998	1983
550 Greens Pkwy. - TX	1,006	8,017	9,023	50	8,973	2001	1999
Glen Forest Building - VA	537	8,709	9,246	875	8,371	1998	1985
Lynnwood Plaza - VA	985	8,837	9,822	909	8,913	1998	1986
Moorefield II - VA	469	4,903	5,372	504	4,868	1998	1985
Moorefield III - VA	490	5,400	5,890	587	5,303	1998	1985
Town Point Center - VA	-	11,955	11,955	1,186	10,769	1998	1987
Westvaco - VA	1,265	13,264	14,529	1,317	13,212	1998	1986
Greenbrier I - VA	584	8,464	9,048	996	8,052	1997	1985/87
Greenbrier II - VA	573	8,091	8,664	937	7,727	1997	1985/87
Winchester Building - VA	956	11,893	12,849	884	11,965	1998	1987
Moorefield I - VA	260	3,947	4,207	295	3,912	1999	1984
Teachers Insurance and
Annuity Association
(12 propeties) (4)	-	-	-	-	-	-	-
	------------	------------	------------	----------	------------	-----------	-------------
Total Real Estate Owned	$55,338	$820,551	$875,889	$80,029	$795,860
	=======	=======	=======	======	=======	=======	=========

(1)     The aggregate cost for federal income tax purposes was approximately $862,811.

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

(4)     The properties secured on the TIAA loan are Comerica Bank Building, One Commerce Green, Charlotte Park, Cedar Ridge,

          Greenbrier I and II, Lynnwood Plaza, Glen Forest, Moorefield II, Moorefield III, Westvaco, Hillsboro I-IV and Hillsboro V.

NOTE TO SCHEDULE III

As of December 31, 2001 and 2000

(In thousands)

       A summary of activity for real estate and accumulated depreciation is as follows:
	December 31
	---------------------------------------------
	2001	2000
	---------------------------------------------
Real Estate:
Office and Parking Properties:
Balance at beginning of year	$654,845	$647,063
Additions:
Acquisitions and improvements	226,571	28,790
Office and parking redevelopment	42	8,240
Cost of real estate sold or disposed	(5,569)	(10,890)
Deconsolidation of Moore Building Associates LP	-	(18,358)
	----------	----------
Balance at close of year	$875,889	$654,845
	========	========
Office Properties Held for Sale:
Balance at beginning of year	$ -	$ 19,621
Net book value of real estate sold	-	(19,621)
	----------	----------
Balance at close of year	$ -	$ -
	========	========
Accumulated Depreciation:
Balance at beginning of year	$ 58,736	$ 41,319
Depreciation expense	22,025	18,277
Real estate sold or disposed	(732)	(860)
	----------	----------
Balance at close of year	$ 80,029	$ 58,736
	========	========

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

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)   (1)   Consolidated Financial Statements

(a)   (1)   Report of Independent Auditors

(a)   (1)   Consolidated Balance Sheets-as of December 31, 2001 and 2000

(a)   (1)   Consolidated Statements of Income-for the years ended December 31, 2001, 2000 and 1999

(a)   (1)   Consolidated Statements of Cash Flows-for the years ended December 31, 2001, 2000 and 1999

(a)   (1)   Notes to Consolidated Financial Statements

(a)   (2)   Consolidated Financial Statement Schedules

(a)   (2)   Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2001

(a)   (2)   Notes to Schedule III

(a)   (2)   All other schedules for which provision is made in the applicable accounting regulation of the Securities and (a)   (2)   Exchange Commission are not required under the related instructions or are inapplicable and therefore have (a)   (2)   been omitted.

(a)   (3)   Form 10-K Exhibits required by Item 601 of Regulation S-K:

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

(a)   (4)   (d)   Common Stock Purchase Warrant dated as of October 6, 2000 issued by the Registrant to Five Arrows (a)   (4)   (d)   Realty Securities III L.L.C. (incorporated by reference to the Registrant's Form 8-K filed October 10, (a)   (4)   (d)   2000).

(a)   (4)   (e)   Indenture of Mortgage, Security Agreement Financing Statement Fixture Filing and Assignment of (a)   (4)   (e)   Leases, Rents and Security Deposits dated June 22, 2001 made by Parkway 233 North Michigan, LLC to (a)   (4)   (e)   German American Capital Corporation (incorporated by reference to the Registrant's Form 8-K filed July (a)   (4)   (e)   3, 2001).

(a)   (4)   (f)   Promissory Note made as of June 22, 2001 by Parkway 233 North Michigan, LLC in favor of German (a)   (4)   (f)   American Capital Corporation (incorporated by reference to the Registrant's Form 8-K filed July 3, (a)   (4)   (f)   2001).

(10)       Material Contracts:

      (a)   Form of Change-in-Control Agreement that Registrant has entered into with Leland R. Speed, Steven G.       (a)   Rogers, Sarah P. Clark and Marshall A. Loeb (incorporated by reference to the Registrant's Form 10-KSB for       (a)   the year ended December 31, 1996).

      (b)   Form of Change-in-Control Agreement that the Registrant has entered into with David R. Fowler, G. Mitchel       (b)   Mattingly, Regina P. Shows, Jack R. Sullenberger and James M. Ingram (incorporated by the Registrant's Form

              10-KSB for the year ended December 31, 1996).

      (c)   The Registrant's 1997 Non-Employee Directors Stock Ownership Plan (incorporated by references to

       (c)   Appendix B in the Registrant's Proxy Material for its June 6, 1997 Annual Meeting).

      (d)   Form of First Amendment to Change-in-Control Agreement (incorporated by reference to the Registrant's Form       (d)   10-KSB for the year ended\December 31, 1999).

      (e)   Amended and Restated Agreement of Limited Partnership of Parkway Properties LP, including Amended and       (e)   Restated Exhibit A of the Amended and Restated Agreement of Limited Partnership (incorporated by

        (e)  reference to the Registrant's Form 8-K filed July 15, 1998).

      (f)   Admission Agreement between Parkway Properties LP and Lane N. Meltzer (incorporated by reference to the       (f)   Registrant's Form 8-K filed July 15, 1998).

      (g)   Promissory Note between Parkway Properties LP and Teachers Insurance and Annuity Association of       (g)   America (incorporated by reference to the Registrant's Form 8-K filed July 15, 1998).

      (h)   Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by       (h)   Parkway Properties LP as borrower for the benefit of Teachers Insurance and Annuity Association of

      (h)   America as lender (incorporated by reference to the Registrant's Form 8-K filed July 15,1 998).

      (i)   Conversion and Note Agreement between Parkway Properties LP, Parkway Properties, Inc. and Teachers       (i)   Insurance and Annuity Association of America (incorporated by reference to the Registrant's Form 8-K filed       (i)   July 15, 1998).

      (j)   Parkway Properties, Inc. 1994 Stock Option and Long-Term Incentive Plan (incorporated by reference to       (j)   Appendix A to the Company's proxy material for its June 3, 1999 Annual Meeting).

      (k)   Purchase and Sale Agreement between TST 233 N. Michigan, L.L.C., a Delaware limited liability company,

        (k)  and Parkway Properties LP, a Delaware limited partnership (incorporated by reference to the Registrant's Form       (p)   8-K filed June 21, 2001).

      (l)   Amended and Restated Credit Agreement among Parkway Properties LP; The Chase Manhattan Bank; Deutsche       (l)   Banc Alex Brown Inc.; First Union National Bank; PNC Bank, National Association; and Wells Fargo Bank       (l)   National Association and the Lenders (incorporated by reference to the Registrant's Form 10-Q filed August 14,       (l)   2001).

      (m) Working Capital Line of Credit Agreement between Parkway Properties LP and PNC Bank, National

        (m) Association (incorporated by reference to the Registrant's Form10-Q filed November 13, 2001).

(21)      Subsidiaries of the Registrant, filed herewith.

(23)      Consent of Ernst & Young LLP, filed herewith.

(28)      Agreement of Registrant to furnish the Commission with copies of instruments defining the rights of holders of

(28)      long-term debt (incorporated by reference to Exhibit 28E of the Registrant's Form S-4 (No. 33-2960) filed with (28)      the Commission on February 3, 1986).

(99)   (a)  The Company Amended and Restated Shareholder Rights Plan dated February 21, 2002 (incorporated by (99)   (a)  reference to Amendment No. 1 to the Registrant's Form 8-A filed February 27, 2002).

(b)     Reports on Form 8-K - None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKWAY PROPERTIES, INC.
Registrant

/s/ Steven G. Rogers
Steven G. Rogers
President, Chief Executive
Officer and Director
March 5, 2002

/s/ Marshall A. Loeb
Marshall A. Loeb
Chief Financial Officer
March 5, 2002

/s/ Regina P. Shows
Regina P. Shows
Chief Accounting Officer
March 5, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Roger P. Friou	/s/ Joe F. Lynch
Roger P. Friou, Director	Joe F. Lynch, Director
March 5, 2002	March 5, 2002

/s/ Martin L. Garcia	/s/C. Herbert Magruder
Martin L. Garcia, Director	C. Herbert Magruder, M.D., Director
March 5, 2002	March 5, 2002

/s/Matthew W. Kaplan	/s/ Steven G. Rogers
Matthew W. Kaplan, Director	Steven G. Rogers
March 5, 2002	President, Chief Executive Officer and Director
March 5, 2002

/s/ J. Michael Lipsey	/s/ Leland R. Speed
J. Michael Lipsey, Director	Leland R. Speed
March 5, 2002	Chairman of Board and Director
March 5, 2002