Form 10-Q
period 2002-03-31
PARKWAY PROPERTIES INC
filed 2002-05-10
CIK 729237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒                                    Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2002

or

☐                                    Transition Report Pursuant to Section 13 or 15(d)

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

       9,282,418 shares of Common Stock, $.001 par value, were outstanding as of May 9, 2002.

PARKWAY PROPERTIES, INC.

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED MARCH 31, 2002

Pages

Part I. Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets, March 31, 2002 and December 31, 2001	3

	Consolidated Statements of Income for the Three Months Ended
	March 31, 2002 and 2001	4

	Consolidated Statements of Stockholders' Equity for the Three Months Ended
	March 31, 2002 and 2001	5

	Consolidated Statements of Cash Flows for the Three Months Ended
	March 31, 2002 and 2001	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

	Part II. Other Information

Item 6.	Exhibits and Reports on Form 8-K	14

	Signatures

Authorized signatures	15

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
 (In thousands except share and per share data)

	March 31 2002	December 31 2001
	(Unaudited)
Assets
Real estate related investments:
Office and parking properties	$879,196	$875,889
Accumulated depreciation	(86,468)	(80,029)
	792,728	795,860

Land available for sale	3,733	3,733
Note receivable from Moore Building Associates LP	6,826	6,942
Mortgage loans	875	877
Real estate partnership	320	412
	804,482	807,824

Interest, rents receivable and other assets	29,679	30,330
Cash and cash equivalents	2,244	2,458
	$836,405	$840,612

Liabilities
Notes payable to banks	$131,899	$126,044
Mortgage notes payable without recourse	300,717	304,985
Accounts payable and other liabilities	27,007	34,002
	459,623	465,031

Stockholders' Equity
8.75% Series A Preferred stock, $.001 par value, 2,750,000 shares
authorized and 2,650,000 shares issued and outstanding	66,250	66,250
8.34% Series B Cumulative Convertible Preferred stock, $.001 par
value, 2,142,857 shares authorized, issued and outstanding	75,000	75,000
Common stock, $.001 par value, 67,250,000 shares
authorized, 9,269,195 and 9,249,954 shares
issued and outstanding in 2002 and 2001, respectively	9	9
Additional paid-in capital	196,498	196,032
Unearned compensation	(1,642)	(2,190)
Accumulated other comprehensive loss	(1,179)	(1,694)
Retained earnings	41,846	42,174
	376,782	375,581
	$836,405	$840,612

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	Three Months Ended March 31
	2002	2001
	(Unaudited)
Revenues
Income from office and parking properties	$40,592	$29,859
Dividend income	-	495
Management company income	126	186
Interest on note receivable from Moore Building Associates LP	237	230
Incentive management fee from Moore Building Associates LP	60	61
Interest on cash equivalents	4	25
Interest on mortgage loans	22	23
Deferred gains and other income	39	30
	41,080	30,909
Expenses
Office and parking properties:
Operating expense	16,928	12,518
Interest expense:
Contractual	5,544	4,192
Amortization of loan costs	83	50
Depreciation and amortization	6,972	5,184
Operating expense for other real estate properties	9	9
Interest expense on bank notes:
Contractual	1,479	1,396
Amortization of loan costs	112	155
Management company expenses	96	31
General and administrative	1,316	1,118
	32,539	24,653

Income before gain, minority interest and extraordinary item	8,541	6,256

Gains on real estate held for sale and real estate equity securities	-	1,611
Minority interest - unit holders	-	(1)

Income before extraordinary item	8,541	7,866

Extraordinary loss on early extinguishment of mortgage note payable	(18)	-

Net income	8,523	$ 7,866
Change in unrealized gain on real estate equity securities	-	(821)
Change in market value of interest rate swap	515	(709)

Comprehensive income	$ 9,038	$ 6,336

Net income available to common stockholders:
Net income	$ 8,523	$ 7,866
Dividends on preferred stock	1,449	1,449
Dividends on convertible preferred stock	1,564	-
Net income available to common stockholders	$ 5,510	$ 6,417

Net income per common share:
Basic:
Income before extraordinary item	$ 0.60	$ 0.68
Extraordinary loss on early extinguishment of mortgage note payable	-	-
Net income	$ 0.60	$ 0.68
Diluted:
Income before extraordinary item	$ 0.59	$ 0.67
Extraordinary loss on early extinguishment of mortgage note payable	-	-
Net income	$ 0.59	$ 0.67

Dividends per common share	$ 0.63	$ 0.56

Weighted average shares outstanding:
Basic	9,254	9,425
Diluted	9,401	9,521

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Three Months Ended March 31
	2002	2001
	(Unaudited)
8.75% Series A Preferred stock, $.001 par value
Balance at beginning of period	$ 66,250	$ 66,250
Balance at end of period	66,250	66,250

8.34% Series B Cumulative Convertible
Preferred Stock, $.001 par value
Balance at beginning of period	75,000	-
Balance at end of period	75,000	-

Common stock, $.001 par value
Balance at beginning of period	9	10
Purchase of Company stock	-
Balance at end of period	9	9

Additional paid-in capital
Balance at beginning of period	196,032	214,568
Stock options exercised	466	86
Purchase of Company stock	-	(14,039)
Balance at end of period	196,498	200,615

Unearned compensation
Balance at beginning of period	(2,190)	(3,402)
Amortization of unearned compensation	548	238
Balance at end of period	(1,642)	(3,164)

Accumulated other comprehensive income (loss)
Balance at beginning of period	(1,694)	821
Change in net unrealized gain on real estate equity securities	-	(821)
Change in market value of interest rate swap	515	(709)
Balance at end of period	(1,179)	(709)

Retained earnings
Balance at beginning of period	42,174	47,502
Net income	8,523	7,866
Preferred stock dividends declared	(1,449)	(1,449)
Convertible preferred stock dividends declared	(1,564)	-
Common stock dividends declared	(5,838)	(5,215)
Balance at end of period	41,846	48,704

Total stockholders' equity	$376,782	$311,705

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31
	2002	2001
	(Unaudited)
Operating activities
Net income	$ 8,523	$ 7,866
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	6,972	5,184
Amortization of loan costs	195	205
Amortization of unearned compensation	548	238
Extraordinary loss on early extinguishment of debt	18	-
Net gains on real estate held for sale, office property
and real estate equity securities	-	(1,611)
Equity in earnings and other	(19)	(18)
Changes in operating assets and liabilities:
Decrease in receivables and other assets	2,124	3,671
Decrease in accounts payable and accrued expenses	(7,099)	(6,730)
Cash provided by operating activities	11,262	8,805

Investing activities
Payments received on mortgage loans	2	2
Net decrease in note receivable from Moore Building Associates LP	116	3,405
Purchases of real estate related investments	(57)	528
Proceeds from sales of real estate held for sale
and real estate equity securities	-	29,503
Real estate development	(230)	(68)
Improvements to real estate related investments	(5,033)	(2,084)
Cash (used in) provided by investing activities	(5,202)	31,286

Financing activities
Principal payments on mortgage notes payable	(4,347)	(2,731)
Net proceeds from (payments on) bank borrowings	6,370	(15,882)
Prepayment premium on early extinguishment of debt	(18)	-
Stock options exercised	466	86
Dividends paid on common stock	(5,732)	(5,121)
Dividends paid on preferred stock	(3,013)	(1,449)
Purchase of Company stock	-	(14,040)
Cash used in financing activities	(6,274)	(39,137)

Increase (decrease) in cash and cash equivalents	(214)	954
Cash and cash equivalents at beginning of period	2,458	765

Cash and cash equivalents at end of period	$ 2,244	$ 1,719

See notes to consolidated financial statements.

Parkway Properties, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2002

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

       The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The financial statements should be read in conjunction with the annual report and the notes thereto.

       The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

(2)   Reclassifications

       Certain reclassifications have been made in the 2001 consolidated financial statements to conform to the 2002 classifications.

(3)   Supplemental Cash Flow Information

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

	Three Months Ended March 31
	2002	2001
Cash paid for interest	$6,555,000	$5,677,000
Income taxes paid	7,000	22,000

(4)   Impact of Recently Issued Accounting Standards

       In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", however, it retains the fundamental provisions of that Statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, the Statement provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of other than by sale (e.g., abandoned) be classified as "held and used" until it is disposed of , and establishes more restrictive criteria to classify an asset as "held for sale." The Company adopted SFAS No. 144 in the first quarter of 2002. Management does not anticipate that the adoption of SFAS No. 144 will have a significant effect on the Company's consolidated results of operations or financial position.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

Comments are for the balance sheet dated March 31, 2002 compared to the balance sheet dated December 31, 2001

       During the three months ending March 31, 2002, total assets decreased $4,207,000 and office properties (before depreciation) increased $3,307,000 or .4%.

       Parkway's direct investment in office and parking properties decreased $3,132,000 net of depreciation to a carrying amount of $792,728,000 at March 31, 2002, and consisted of 51 operating properties. During the three months ending March 31, 2002, the Company also capitalized building improvements and additional purchase expenses of $3,392,000 and recorded depreciation expense of $6,498,000 related to its operating property portfolio.

       Notes payable to banks totaled $131,899,000 at March 31, 2002, and resulted from advances under bank lines of credit to purchase additional office properties, make improvements to office properties and fund redevelopment costs.

       Mortgage notes payable without recourse decreased $4,268,000 during the three months ended March 31, 2002, due to scheduled principal payments of $2,566,000, principal paid on early extinguishment of debt of $1,781,000 and an increase of $79,000 attributable to the market value adjustment on a reverse swap interest rate contract.

       During the quarter ended March 31, 2002, the Company recognized an extraordinary loss on the early extinguishment of a mortgage note payable in the amount of $18,000. The extraordinary loss represents the prepayment penalty paid on the loan.

       The Company expects to continue seeking fixed rate, non-recourse mortgage financing at terms ranging from ten to thirty years on select office building investments as additional capital is needed. The Company plans to maintain a ratio of debt to total market capitalization from 25% to 50% although such ratio may from time to time temporarily exceed 50%, especially when the Company has incurred significant amounts of short-term debt in connection with acquisitions. In addition, volatility in the price of the Company's common stock may result in a debt to total market capitalization ratio exceeding 50% from time to time. In addition to this debt ratio, the Company also monitors interest and fixed charge coverage ratios. The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization. This ratio for the three months ending March 31, 2002 and 2001 was 3.32 and 3.13 times, respectively. The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to earnings before interest, taxes, depreciation and amortization. This ratio for the three months ending March 31, 2002 and 2001 was 1.85 and 1.79 times, respectively.

       Stockholders' equity increased $1,201,000 during the three months ended March 31, 2002, as a result of the following (in thousands):

Increase (Decrease)
Net income	$8,523
Change in market value of interest rate swap	515
Comprehensive income	9,038

Common stock dividends declared	(5,838)
Preferred stock dividends declared	(1,449)
Convertible preferred stock dividends declared	(1,564)
Exercise of stock options	466
Amortization of unearned compensation	548
$1,201

RESULTS OF OPERATIONS

Comments are for the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

       Net income available for common stockholders for the three months ended March 31, 2002, was $5,510,000 ($.60 per basic common share) as compared to $6,417,000 ($.68 per basic common share) for the three months ended March 31, 2001. Net income included net gains from the sale of real estate held for sale, an office property and real estate equity securities in the amount of $1,611,000 for the three months ended March 31, 2001.

       The primary reason for the change in the Company's net income from office and parking properties for 2002 as compared to 2001 is the net effect of the operations of the following properties purchased or sold in 2001:

Properties Purchased:

Office Properties	Purchase Date	Square Feet
233 North Michigan	06/22/01	1,068,000
550 Greens Parkway	10/01/01	72,000
Bank of America Plaza	12/20/01	418,000

Property Sold:

Office Property	Date Sold	Square Feet
Vestavia	03/30/01	75,000

       Operations of office and parking properties are summarized below (in thousands):

	Three Months Ended March 31
	2002	2001
Income	$40,592	$29,859
Operating expense	(16,928)	(12,518)
	23,664	17,341
Interest expense	(5,627)	(4,242)
Depreciation and amortization	(6,972)	(5,184)
Net income	$11,065	$ 7,915

       Dividend income decreased $495,000 for the quarter ending March 31, 2002, compared to the quarter ending March 31, 2001. The decrease is due to the Company's sale of all real estate equity securities held through the Company's RSVP Program in 2001.

       Net losses on operations of other real estate properties available for sale were $9,000 for the three months ending March 31, 2002 and 2001 and consisted primarily of property taxes on land available for sale.

       The $1,385,000 increase in interest expense on office properties is primarily due to the mortgage loans placed in 2001. The average interest rate on mortgage notes payable as of March 31, 2002 and 2001 was 7.4% and 7.5%, respectively.

       The $40,000 increase in interest expense for the three months ending March 31, 2002, compared to the three months ending March 31, 2001, on bank notes is primarily due to the increase in the average balance of borrowings outstanding under bank lines of credit from $78,360,000 during 2001 to $124,702,000 during 2002. In addition, weighted average interest rates on bank lines of credit decreased from 7.1% during 2001 to 4.7% during 2002.

       General and administrative expenses were $1,316,000 and $1,164,000 for the three months ended March 31, 2002 and 2001, respectively. The net increase of $152,000 is primarily due to the increase in amortization expense pertaining to the Company's restricted stock shares.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

       Cash and cash equivalents were $2,244,000 and $2,458,000 at March 31, 2002 and December 31, 2001, respectively. The Company generated $11,262,000 in cash flows from operating activities during the three months ending March 31, 2002 compared to $8,805,000 for the same period of 2001. The Company used $5,202,000 in investing activities during the three months ending March 31, 2002. The Company also spent $5,033,000 to make capital improvements at its office properties and $230,000 toward the Toyota Center Garage real estate development project. Cash dividends of $8,745,000 ($.63 per common share, $.546875 per Series A preferred share and $.73 per Series B preferred share) were paid to stockholders. Scheduled principal payments were $2,566,000 and principal payments on the early extinguishment of debt were $1,781,000 on mortgage notes payable during the three months ending March 31, 2002. During the three months ended March 31, 2002, the Company recognized an extraordinary loss on the early extinguishment of debt in the amount of $18,000.

Liquidity

       The Company plans to continue pursuing the acquisition of additional investments that meet the Company's investment criteria and intends to use bank lines of credit, proceeds from the sale of non-core assets and office properties held for sale, proceeds from the sale of portions of owned assets through joint ventures, possible sales of securities and cash balances to fund those acquisitions. At March 31, 2002, the Company had $131,899,000 outstanding under two bank lines of credit.

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

       Effective June 28, 2001, the Company amended and renewed the previous $150 million secured revolving credit facility with J.P. Morgan Chase & Co. and reduced it to $135 million. Effective August 5, 2001, the Company replaced the previous $10 million line with AmSouth Bank with the $12.5 million line with PNC Bank. The interest rates on the lines of credit are equal to the 30 day LIBOR rate plus 112.5 to 137.5 basis points, depending upon overall Company leverage. The weighted average interest rate on the $12.5 million line and the $135 million line was 3.2% and 4.7% at March 31, 2002, respectively.

       The Company entered into the following interest rate hedge contracts during 2001 and 2002, which are summarized as follows:

					Fair
					Market
Type of	Notional	Maturity		Fixed	Value
Hedge	Amount	Date	Reference Rate	Rate	03/31/02
Swap	$51,000,000	01/15/03	1-Month LIBOR + 1.375%	5.44%	$(1,179,000)
Reverse Swap	$ 5,566,000	07/15/06	1-Month LIBOR + 3.455%	8.08%	(79,000)
					$(1,258,000)

       The Company designated the swap as a hedge of the variable interest rates on $51 million of the Company's borrowings under the $135 million line. Accordingly, changes in the fair value of the swap are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings.

       During the quarter ended March 31, 2002, the Company entered into a reverse swap interest rate contract. The effect of the reverse swap is to convert a fixed rate mortgage note payable to a variable rate.

       The Company does not hold or issue these types of derivative contracts for trading or speculative purposes.

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

       At March 31, 2002, the Company had $300,717,000 of non-recourse fixed rate mortgage notes payable with an average interest rate of 7.4% secured by office properties and $131,899,000 drawn under bank lines of credit. Based on the Company's total market capitalization of approximately $912,240,000 at March 31, 2002 (using the March 31, 2002 closing price of $36.50 per common share), the Company's debt represented approximately 47.4% of its total market capitalization. The Company plans to maintain a ratio of debt to total market capitalization from 25% to 50% although such ratio may from time to time temporarily exceed 50%, especially when the Company has incurred significant amounts of short-term debt in connection with acquisitions. In addition, volatility in the price of the Company's common stock may result in a debt to market capitalization exceeding 50% from time to time. In addition to this debt ratio, the Company also monitors interest and fixed charge coverage ratios. The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization. This ratio for the three months ending March 31, 2002 and 2001 was 3.32 and 3.13 times, respectively. The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to earnings before interest, taxes, depreciation and amortization. This ratio for the three months ending March 31, 2002 and 2001 was 1.85 and 1.79 times, respectively.

       The table below presents the principal payments due and weighted average interest rates for the fixed rate debt.

	Average	Fixed Rate Debt
	Interest Rate	(In thousands)
2002*	7.41%	$ 9,291
2003	7.41%	13,064
2004	7.41%	14,058
2005	7.41%	15,129
2006	7.40%	19,850
2007	7.41%	16,995
Thereafter	7.57%	212,330
Total		$300,717

Fair value at 3/31/02		$302,643

*Remaining nine months

       The Company presently has plans to make additional capital improvements at its office properties in 2002 of approximately $11,033,000. These expenses include tenant improvements, capitalized acquisition costs and capitalized building improvements. Approximately $1,296,000 of these improvements relate to upgrades on properties acquired in recent years that were anticipated at the time of purchase. All such improvements are expected to be financed by cash flow from the properties and advances on the bank lines of credit.

       The Company reached agreement with Investcorp International to joint venture its investment in 233 North Michigan Avenue in Chicago. The agreement is contingent on a number of conditions being met. Details of the joint venture agreement will be announced when material contingencies are removed. The Company expects to reinvest proceeds from the joint venture in fee simple purchases in its target markets of Phoenix, Houston, Chicago and various cities in Florida.

       The Company anticipates that its current cash balance, operating cash flows, proceeds from the sale of office properties held for sale, proceeds from the sale of portions of owned assets through joint ventures, possible sales of securities and borrowings (including borrowings under the working capital line of credit) will be adequate to pay the Company's (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders, (iv) capital improvements, and (v) normal repair and maintenance expenses at its properties both in the short and long term.

Funds From Operations

       Management believes that funds from operations ("FFO") is an appropriate measure of performance for equity REITs. Funds from operations is defined by the National Association of Real Estate Investment Trusts (NAREIT) as net income (computed in accordance with generally accepted accounting principles), excluding gains or losses from sales of property and extraordinary items under GAAP, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. In 2002, NAREIT clarified that FFO related to assets held for sale, sold or otherwise transferred and included in results of discontinued operations should continue to be included in consolidated FFO. This clarification is effective January 1, 2002, and calculation of FFO based on this clarification should be shown for all periods presented in financial statements or tables. Funds from operations do not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States and is not an indication of cash available to fund cash needs. Funds from operations should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

       The following table presents the Company's FFO for the three months ended March 31, 2002 and 2001 (in thousands):

	Three Months Ended March 31
	2002	2001
Income before extraordinary item	$ 8,541	$ 7,866
Adjustments to derive funds from operations:
Preferred dividends	(1,449)	(1,449)
Convertible preferred dividends	(1,564)	-
Depreciation and amortization	6,972	5,184
Adjustments for unconsolidated affiliates	2	(15)
Amortization of discounts, deferred gains and other	(3)	(2)
Loss on sale of depreciable real estate	-	35
Funds from operations	$12,499	$11,619

       NAREIT has recommended supplemental disclosure concerning capital expenditures, leasing costs and straight-line rents which are given below (in thousands):
Three Months Ended March 31
	2002	2001
Straight-line rents	$ 698	$ 317
Amortization of restricted stock	548	238
Building improvements	372	231
Tenant improvements:
New leases	920	45
Lease renewals	726	1,126
Leasing commissions:
New leases	1,696	75
Lease renewals	232	139
Leasing commissions amortized	437	356
Upgrades on recent acquisitions	1,087	468
Net gains on sale of real estate securities
and land held for sale	-	1,646

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

PARKWAY PROPERTIES, INC.

PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)    (99)  (a)    Agreement and First Amendment to Credit Agreement among Parkway Properties LP, JPMorgan Chase Bank and the Lenders. Parkway agrees to furnish supplementally to the Securities and Exchange Commission on request a copy of any omitted schedule or exhibit to this agreement.

(b)    Reports on Form 8-K

         (1)    8-K Filed January 3, 2002
         (1)    Press release announcing the purchase of the Bank of America Plaza in Nashville, Tennessee.

         (2)    8-K Filed January 28, 2002
         (2)    Reporting the purchase of the Bank of America Plaza in Nashville, Tennessee.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE: May 10, 2002	PARKWAY PROPERTIES, INC.

	BY:	/s/ Mandy M. Montgomery
Mandy M. Montgomery, CPA
Vice President and Controller

/s/ Regina P. Shows
Regina P. Shows, CPA
Senior Vice President and
Chief Accounting Officer