Form 10-Q
period 2002-06-30
PARKWAY PROPERTIES INC
filed 2002-08-13
CIK 729237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒                                        Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2002

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

       9,305,363 shares of Common Stock, $.001 par value, were outstanding as of August 13, 2002.

PARKWAY PROPERTIES, INC.

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED JUNE 30, 2002

Pages

Part I. Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets, June 30, 2002 and December 31, 2001	3

	Consolidated Statements of Income for the Three Months and Six Months Ended
	June 30, 2002 and 2001	4

	Consolidated Statements of Stockholders' Equity for the Six Months Ended
	June 30, 2002 and 2001	6

	Consolidated Statements of Cash Flows for the Six Months Ended
	June 30, 2002 and 2001	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

	Part II. Other Information

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 6.	Exhibits and Reports on Form 8-K	20

	Signatures

Authorized signatures	21

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)
	June 30 2002	December 31 2001
	(Unaudited)
Assets
Real estate related investments:
Office and parking properties	$799,452	$875,889
Accumulated depreciation	(87,804)	(80,029)
	711,648	795,860

Land available for sale	3,733	3,733
Note receivable from Moore Building Associates LP	6,105	6,942
Mortgage loans	873	877
Investment in unconsolidated joint ventures	16,552	416
	738,911	807,828

Interest, rents receivable and other assets	27,411	30,326
Cash and cash equivalents	1,833	2,458
	$768,155	$840,612

Liabilities
Notes payable to banks	$137,718	$126,044
Mortgage notes payable without recourse	223,102	304,985
Accounts payable and other liabilities	29,260	34,002
	390,080	465,031

Stockholders' Equity
8.75% Series A Preferred stock, $.001 par value, 2,750,000 shares
authorized and 2,650,000 shares issued and outstanding	66,250	66,250
8.34% Series B Cumulative Convertible Preferred stock, $.001 par
value, 2,142,857 shares authorized, issued and outstanding	75,000	75,000
Series C Preferred stock, $.001 par value,
400,000 shares authorized, no shares issued	-	-
Common stock, $.001 par value, 64,707,143 shares
authorized, 9,309,342 and 9,249,954 shares
issued and outstanding in 2002 and 2001, respectively	9	9
Excess stock, $.001 par value, 30,000,000 shares
authorized, no shares issued	-	-
Additional paid-in capital	197,788	196,032
Unearned compensation	(1,095)	(2,190)
Accumulated other comprehensive loss	(1,067)	(1,694)
Retained earnings	41,190	42,174
	378,075	375,581
	$768,155	$840,612

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	Three Months Ended June 30
	2002	2001
	(Unaudited)
Revenues
Income from office and parking properties	$38,419	$30,848
Management company income	358	250
Interest on note receivable from Moore Building Associates LP	245	203
Incentive management fee from Moore Building Associates LP	100	59
Equity in earnings of unconsolidated joint ventures	133	14
Other income and deferred gains	274	94
	39,529	31,468
Expenses
Office and parking properties:
Operating expense	16,534	12,835
Interest expense:
Contractual	5,173	4,331
Amortization of loan costs	57	52
Depreciation and amortization	7,081	5,291
Operating expense for other real estate properties	8	9
Interest expense on bank notes:
Contractual	1,456	1,141
Amortization of loan costs	137	162
Management company expenses	155	85
General and administrative	1,265	1,187
	31,866	25,093

Income before loss, minority interest and discontinued operations	7,663	6,375

Loss on sale of joint venture interest	(269)	-
Minority interest - unit holders	(1)	(1)

Income before discontinued operations	7,393	6,374

Discontinued operations:
Income from discontinued operations	47	-
Gain on sale of real estate from discontinued operations	770	-

Net income	8,210	6,374
Change in market value of interest rate swaps	112	(46)

Comprehensive income	$ 8,322	$ 6,328

Net income available to common stockholders:
Net income	$ 8,210	$ 6,374
Dividends on preferred stock	(1,449)	(1,449)
Dividends on convertible preferred stock	(1,565)	(129)
Net income available to common stockholders	$ 5,196	$ 4,796

Net income per common share:
Basic:
Income excluding discontinued operations	$ 0.47	$ 0.51
Discontinued operations	0.09	-
Net income	$ 0.56	$ 0.51
Diluted:
Income excluding discontinued operations	$ 0.46	$ 0.51
Discontinued operations	0.09	-
Net income	$ 0.55	$ 0.51

Dividends per common share	$ 0.63	$ 0.63

Weighted average shares outstanding:
Basic	9,285	9,320
Diluted	9,502	9,425

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	Six Months Ended June 30
	2002	2001
	(Unaudited)
Revenues
Income from office and parking properties	$79,011	$60,707
Dividend income	-	495
Management company income	484	436
Interest on note receivable from Moore Building Associates LP	482	433
Incentive management fee from Moore Building Associates LP	160	120
Equity in earnings of unconsolidated joint ventures	149	29
Other income and deferred gains	323	157
	80,609	62,377
Expenses
Office and parking properties:
Operating expense	33,462	25,307
Interest expense:
Contractual	10,717	8,523
Amortization of loan costs	140	102
Depreciation and amortization	14,053	10,475
Operating expense for other real estate properties	17	18
Interest expense on bank notes:
Contractual	2,935	2,537
Amortization of loan costs	249	317
Management company expenses	251	116
General and administrative	2,581	2,351
	64,405	49,746

Income before gain (loss), minority interest, discontinued
operations and extraordinary item	16,204	12,631

Gain (loss) on sale of joint venture interest, real estate and real estate
equity securities	(269)	1,611
Minority interest - unit holders	(1)	(2)

Income before discontinued operations and extraordinary item	15,934	14,240

Discontinued operations:
Income from discontinued operations	47	-
Gain on sale of real estate from discontinued operations	770	-

Income before extraordinary item	16,751	14,240

Extraordinary loss on early extinguishment of mortgage note payable	(18)	-

Net income	16,733	14,240
Change in unrealized gain on real estate equity securities	-	(821)
Change in market value of interest rate swaps	627	(755)

Comprehensive income	$ 17,360	$ 12,664

Net income available to common stockholders:
Net income	$ 16,733	$ 14,240
Dividends on preferred stock	(2,898)	(2,898)
Dividends on convertible preferred stock	(3,129	(129)
Net income available to common stockholders	$ 10,706	$ 11,213

Net income per common share:
Basic:
Income excluding discontinued operations and extraordinary item	$ 1.06	$ 1.20
Discontinued operations	0.09	-
Extraordinary item	-	-
Net income	$ 1.15	$ 1.20
Diluted:
Income excluding discontinued operations and extraordinary item	$ 1.04	$ 1.18
Discontinued operations	0.09	-
Extraordinary item	-	-
Net income	$ 1.13	$ 1.18

Dividends per common share	$ 1.26	$ 1.19

Weighted average shares outstanding:
Basic	9,270	9,372
Diluted	9,453	9,471

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 (In thousands)

	Six Months Ended June 30
	2002	2001
	(Unaudited)
8.75% Series A Preferred stock, $.001 par value
Balance at beginning of period	$ 66,250	$ 66,250
Balance at end of period	66,250	66,250

8.34% Series B Cumulative Convertible
Preferred Stock, $.001 par value
Balance at beginning of period	75,000	-
Shares issued - stock offerings	-	56,122
Balance at end of period	75,000	56,122

Common stock, $.001 par value
Balance at beginning of period	9	10
Purchase of Company stock	-	(1)
Balance at end of period	9	9

Additional paid-in capital
Balance at beginning of period	196,032	214,568
Stock options exercised	1,087	293
Shares issued in lieu of Directors' fees	55	56
Restricted shares issued	-	60
Shares issued - DRIP plan	614	-
Shares issued - stock offerings	-	(1,449)
Purchase of Company stock	-	(14,039)
Balance at end of period	197,788	199,489

Unearned compensation
Balance at beginning of period	(2,190)	(3,402)
Restricted shares issued	-	(60)
Amortization of unearned compensation	1,095	482
Balance at end of period	(1,095)	(2,980)

Accumulated other comprehensive income (loss)
Balance at beginning of period	(1,694)	821
Change in net unrealized gain on real estate equity securities	-	(821)
Change in market value of interest rate swaps	627	(755)
Balance at end of period	(1,067)	(755)

Retained earnings
Balance at beginning of period	42,174	47,502
Net income	16,733	14,240
Preferred stock dividends declared	(2,898)	(2,898)
Convertible preferred stock dividends declared	(3,129)	(129)
Common stock dividends declared	(11,690)	(11,096)
Balance at end of period	41,190	47,619

Total stockholders' equity	$378,075	$365,754

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30
	2002	2001
	(Unaudited)
Operating activities
Net income	$ 16,733	$ 14,240
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation and amortization	14,053	10,475
Depreciation and amortization - discontinued operations	22	-
Amortization of loan costs	389	419
Amortization of unearned compensation	1,095	482
Extraordinary loss on early extinguishment of debt	18	-
Net gain on real estate held for sale, office property
and real estate equity securities	(770)	(1,611)
Loss on sale of joint venture interest	269	-
Equity in earnings of unconsolidated joint ventures	(149)	(29)
Other	(5)	(5)
Changes in operating assets and liabilities:
Increase in receivables and other assets	(3,209)	(3,313)
Increase in accounts payable and accrued expenses	1,493	1,738
Cash provided by operating activities	29,939	22,396

Investing activities
Payments received on mortgage loans	4	4
Net decrease in note receivable from Moore Building Associates LP	837	3,296
Distribution from unconsolidated joint venture	51	34
Investment in unconsolidated joint venture	(1,662)	-
Purchases of real estate related investments	(97,761)	(174,584)
Proceeds from sales of joint venture interest, real estate
and real estate equity securities	58,603	29,503
Real estate development	(230)	(72)
Improvements to real estate related investments	(9,617)	(6,624)
Cash used in investing activities	(49,775)	(148,443)

Financing activities
Principal payments on mortgage notes payable	(7,244)	(5,513)
Net proceeds from (payments on) bank borrowings	12,301	(1,624)
Proceeds from long-term financing	29,975	106,000
Prepayment premium on early extinguishment of debt	(18)	-
Stock options exercised	1,087	293
Dividends paid on common stock	(11,477)	(10,895)
Dividends paid on preferred stock	(6,027)	(2,898)
Purchase of Company stock	-	(14,040)
Proceeds from DRIP Plan	614	-
Proceeds from stock offerings	-	54,673
Cash provided by financing activities	19,211	125,996

Decrease in cash and cash equivalents	(625)	(51)
Cash and cash equivalents at beginning of period	2,458	765

Cash and cash equivalents at end of period	$ 1,833	$ 714

See notes to consolidated financial statements.

Parkway Properties, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2002

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

       The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited condensed consolidated financial statements should be read in conjunction with the annual report and the notes thereto.

       The consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

(2)   Reclassifications

       Certain reclassifications have been made in the 2001 consolidated financial statements to conform to the 2002 classifications.

(3)   Supplemental Cash Flow Information

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

	Six Months Ended June 30
	2002	2001
Cash paid for interest	$13,576,000	$11,469,000
Income taxes paid	46,000	103,000
Restricted shares issued	-	60,000
Shares issued in lieu of Directors' fees	55,000	56,000
Mortgage transferred in sale of 70% interest
in Parkway 233 North Michigan LLC	73,289,000	-
Note receivable from the sale of 70% interest
in Parkway 233 North Michigan LLC	747,000	-

(4)   Acquisitions and Dispositions

       On May 30, 2002, Parkway sold a 70% interest in its investment in Parkway 233 North Michigan LLC (the "Joint Venture"), a subsidiary limited liability company that owns the 233 North Michigan Avenue building in Chicago, to an affiliate of Investcorp International, Inc. ("Investcorp") for a price equal to approximately 70% of the Company's original purchase price of the property plus all capital costs since it acquired the property in June 2001. Parkway will continue to provide management and leasing for the building on a day-to-day basis. In connection with the sale, Parkway recognized a $250,000 acquisition fee in accordance with the terms of the joint venture agreement signed in October 2000 with Investcorp. The Company recorded a loss on the sale of the 70% interest in the Joint Venture of $269,000.

       Prior to the Joint Venture, the subsidiary that owned 233 North Michigan Avenue was capitalized with equity of approximately $72 million and a 10-year first mortgage with a balance of approximately $105 million as of May 30, 2002. The first mortgage remained in place as an obligation of the Joint Venture. Parkway received net cash proceeds of approximately $55 million from the sale and used the proceeds to purchase new properties and to reduce short-term borrowings under the Company's line of credit. The Joint Venture is accounted for using the equity method of accounting.

       On May 22, 2002, Parkway purchased the Park on Camelback (the "Park"), a 103,000 square foot office project in Phoenix, Arizona. Parkway acquired the Park at a purchase price of $12.4 million plus $318,000 for closing costs and estimated capital items in year one, for a total acquisition price of $12.7 million. The purchase was funded using proceeds from bank borrowings on a line of credit with JPMorgan Chase Bank at a rate equal to the 30-day Libor rate plus 137.5 basis points. The Park, a five-building two-story office project located in the Camelback Corridor sub-market, was constructed in 1981.

       On May 31, 2002, Parkway purchased the Viad Corporate Center (the "Viad Purchase"), a 484,000 square foot office building in Phoenix, Arizona. Parkway acquired the Viad Purchase for $58 million. The purchase was funded using a combination of proceeds from the Joint Venture and bank borrowings on a line of credit with JPMorgan Chase Bank at a rate equal to the 30-day Libor rate plus 137.5 basis points. The Viad Purchase is a 24-story class A office tower located in the Downtown North sub-market.

       On June 5, 2002, Parkway purchased a three-building suburban office portfolio consisting of 412,000 square feet in Houston, Texas (the "Houston Purchase"). The properties were acquired for a purchase price of $27.2 million plus an additional $941,000 in estimated first year improvements raising the total acquisition price to $28.1 million. The purchase was funded using proceeds from a new term loan with JPMorgan Chase Bank at a rate equal to the 30-day Libor rate plus 137.5 basis points.

       The Houston Purchase portfolio consists of 1717 St. James Place, 5300 Memorial and Town & Country Central One. The 1717 St. James property is located in the Tanglewood sub-market, 5300 Memorial property is located in the Midtown sub-market and Town & Country Central One is located in the Katy Freeway/Energy Corridor sub-market.

       On May 31, 2002, the Company closed on the cash sale of its 96,000 square foot office property in Indianapolis, Indiana for net proceeds of $3,192,000. The Company recorded a gain for financial reporting purposes of $770,000 on the sale in the second quarter. The net proceeds from the sale were used to reduce amounts outstanding on the Company's lines of credit.

(5)   Investment in Unconsolidated Joint Ventures

       As of June 30, 2002, the Company is invested in two joint ventures with unrelated investors. We have retained a minority interest of 30% in one joint venture and 50% in the other. As required by generally accepted accounting principles, we have accounted for our joint venture activity using the equity method of accounting, as we do not control either of these joint ventures. As a result, the assets and liabilities of the joint ventures are not included on Parkway's consolidated balance sheet as of June 30, 2002. Information relating to these consolidated joint ventures is detailed below.

       On May 30, 2002, Parkway sold a 70% interest in its investment in Parkway 233 North Michigan LLC (the "Joint Venture"), a subsidiary limited liability company that owns the 233 North Michigan Avenue building in Chicago, to an affiliate of Investcorp International, Inc. ("Investcorp") for a price equal to approximately 70% of the Company's original purchase price of the property plus all capital costs since it acquired the property in June 2001. Parkway will continue to provide management and leasing for the building on a day-to-day basis. In connection with the sale, Parkway recognized a $250,000 acquisition fee in accordance with the terms of the joint venture agreement signed in October 2000 with Investcorp. The Company recorded a loss on the sale of the 70% interest in the Joint Venture of $269,000. The carrying amount of the joint venture interest at June 30, 2002 is $16,155,000.

       In addition, the Company owns a 50% interest in an office property in New Orleans, Louisiana known as the Wink Building. The building is 100% leased and occupied by the other 50% partner. The carrying amount of the joint venture interest at June 30, 2002 is $397,000.

       Balance sheet information for the unconsolidated joint ventures is summarized below as of June 30, 2002 and December 31, 2001 (in thousands):
Balance Sheet Information

	June 30, 2002			December 31, 2001
	233 North	Wink		233 North	Wink
	Michigan	Building	Total	Michigan	Building	Total

Unconsolidated Joint Ventures (at 100%):
Real estate, net	$172,870	$1,320	$174,190	$ -	$1,328	$1,328
Other assets	12,856	108	12,964	-	177	177
Total assets	$185,726	1,428	187,154	$ -	$1,505	$1,505

Mortgage debt	$104,565	$ 629	$105,194	$ -	$ 661	$ 661
Other liabilities	11,217	5	11,222	-	15	15
Partners' and Shareholders' equity	69,944	794	70,738	-	82	829
Total liabilities and
Partners'/Shareholders' equity	$185,726	$1,428	$187,154	$ -	$1,505	$1,505

Parkway's Share of Unconsolidated Joint Ventures:

Real estate, net	$ 51,861	$ 660	$ 52,521	$ -	$ 664	$ 664
Mortgage debt	$ 31,370	$ 315	$ 31,685	$ -	$ 331	$ 331
Net investment in joint ventures	$ 16,155	$ 397	$ 16,552	$ -	$ 416	$ 416

       Income statement information for the unconsolidated joint ventures is summarized below for the three months and six months ended June 30, 2002 (in thousands):
Results of Operations

	Three Months Ended			Six Months Ended
	June 30, 2002			June 30, 2002
	233 North	Wink		233 North	Wink
	Michigan	Building	Total	Michigan	Building	Total

Unconsolidated Joint Ventures (at 100%):
Revenues	$ 2,843	$ 76	$ 2,919	$ 2,843	$152	$ 2,995
Operating expenses	(1,202)	(21)	(1,223)	(1,202)	(46)	(1,248)
Net operating income	1,641	55	1,696	1,641	106	1,747
Interest expense	(810)	(14)	(824)	(810)	(28)	(838)
Loan cost amortization	(11)	(1)	(12)	(11)	(1)	(12)
Depreciation and amortization	(433)	(6)	(439)	(433)	(11)	(444)
Net income	$ 387	$ 34	$ 421	$ 387	$ 66	$ 453

Parkway's Share of Unconsolidated Joint Ventures:
Net income	$ 116	$ 17	$ 133	$ 116	$ 33	$ 149
Interest expense	$ 243	$ 7	$ 250	$ 243	$ 14	$ 257
Loan cost amortization	$ 3	$ 1	$ 4	$ 3	$ 1	$ 4
Depreciation and amortization	$ 130	$ 3	$ 133	$ 130	$ 5	$ 135

(6)   Impact of Recently Issued Accounting Standards

       In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", however, it retains the fundamental provisions of SFAS No. 121 related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, SFAS No. 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of other than by sale (e.g., abandoned) be classified as "held and used" until it is disposed of , and establishes more restrictive criteria to classify an asset as "held for sale." The Company adopted SFAS No. 144 in the first quarter of 2002. Management does not anticipate that the adoption of SFAS No. 144 will have a significant effect on the Company's consolidated results of operations or financial position.

       In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4 unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30. SFAS No. 145 also amends SFAS No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In addition, the FASB rescinded SFAS No. 44 which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections. The Company is required to adopt SFAS No. 145 in the first quarter of 2003. Management does not anticipate that the adoption of SFAS No. 145 will have a significant effect on the Company's consolidated results of operations or financial position.

(7)   Subsequent Events

       On July 24, 2002, the Company purchased 14,100 shares of its common stock at a average price of $30.08. Since June 1998, the Company has purchased a total of 2,141,593 shares if its common stock, which represents approximately 19% of the common stock outstanding when the buyback program was initiated on June 30, 1998. The Company has the authority to purchase an additional 485,900 shares under its existing authorization from its Board of Directors.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

Comments are for the balance sheet dated June 30, 2002 compared to the balance sheet dated December 31, 2001

       During the six months ending June 30, 2002, total assets decreased $72,457,000 and office properties (before depreciation) decreased $76,437,000 or 8.7%.

       Parkway's direct investment in office and parking properties decreased $84,212,000 net of depreciation to a carrying amount of $711,648,000 at June 30, 2002, and consisted of 54 operating properties. During the six months ending June 30, 2002, the Company also capitalized building improvements and additional purchase expenses of $7,019,000 and recorded depreciation expense of $13,038,000 related to its operating property portfolio.

       The primary reason for the decrease in assets is the May 30, 2002, sale of a 70% interest in our investment in Parkway 233 North Michigan LLC (the "Joint Venture"), a subsidiary limited liability company that owns the 233 North Michigan Avenue building in Chicago, to an affiliate of Investcorp International, Inc. ("Investcorp") for a price equal to approximately 70% of the Company's original purchase price of the property plus all capital costs since it acquired the property in June 2001. Parkway will continue to provide management and leasing for the building on a day-to-day basis. In connection wit the sale, Parkway recognized a $250,000 acquisition fee in accordance with the terms of the joint venture agreement signed in October 2000 with Investcorp. The Company recorded a loss on the sale of the 70% interest in the Joint Venture of $269,000.

       Prior to the Joint Venture, the subsidiary that owned 233 North Michigan Avenue was capitalized with equity of approximately $72 million and a 10-year first mortgage with a current balance of approximately $105 million as of May 30, 2002. The first mortgage remained in place as an obligation of the Joint Venture. Parkway received net cash proceeds of approximately $55 million from the sale and used the proceeds to purchase new properties and to reduce short-term borrowings under the Company's line of credit. The Joint Venture is accounted for using the equity method of accounting.

       On May 22, 2002, Parkway purchased the Park on Camelback (the "Park"), a 103,000 square foot office project in Phoenix, Arizona. Parkway acquired the Park at a purchase price of $12.4 million plus $318,000 for closing costs and estimated capital items in year one, for a total acquisition price of $12.7 million. The purchase was funded using proceeds from bank borrowings on a line of credit with JPMorgan Chase Bank at a rate equal to the 30-day Libor rate plus 137.5 basis points. The Park, a five-building two-story office project located in the Camelback Corridor sub-market, was constructed in 1981.

       On May 31, 2002, Parkway purchased the Viad Corporate Center (the "Viad Purchase"), a 484,000 square foot office building in Phoenix, Arizona. Parkway acquired the Viad Purchase for $58 million. The purchase was funded using a combination of proceeds from the Joint Venture and bank borrowings on a line of credit with JPMorgan Chase Bank at a rate equal to the 30-day Libor rate plus 137.5 basis points. The Viad Purchase is a 24-story class A office tower located in the Downtown North sub-market.

       On June 5, 2002, Parkway purchased a three building suburban office portfolio consisting of 412,000 square feet in Houston, Texas (the "Houston Purchase"). The properties were acquired for a purchase price of $27.2 million plus an additional $941,000 in estimated first year improvements raising the total acquisition price to $28.1 million. The purchase was funded using proceeds from a new term loan with JPMorgan Chase Bank at a rate equal to the 30-day Libor rate plus 137.5 basis points.

       The Houston Purchase portfolio consists of 1717 St. James Place, 5300 Memorial and Town & Country Central One. The 1717 St. James property is located in the Tanglewood sub-market, 5300 Memorial property is located in the Midtown sub-market and Town & Country Central One is located in the Katy Freeway/Energy Corridor sub-market.

       On May 31, 2002, the Company closed on the cash sale of its 96,000 square foot office property in Indianapolis, Indiana for net proceeds of $3,192,000. The Company recorded a gain for financial reporting purposes of $770,000 on the sale in the second quarter. The net proceeds from the sale were used to reduce amounts outstanding on the Company's lines of credit.

       Notes payable to banks totaled $137,718,000 at June 30, 2002, and resulted from advances under bank lines of credit to purchase additional office properties, make improvements to office properties and fund redevelopment costs.

       Mortgage notes payable without recourse decreased $81,883,000 during the six months ended June 30, 2002, as a result of the following (in thousands):

Increase (Decrease)
Placement of mortgage debt	$29,975
Scheduled principal payments	(5,463)
Principal paid on early extinguishment of debt	(1,781)
Mortgage on 233 North Michigan
(now responsibility of Joint Venture)	(104,699)
Market value adjustment on reverse swap
interest rate contract	85
($81,883)

       On April 11, 2002, the Company closed a $20,450,000 non-recourse first mortgage on the Bank of America Plaza building in Nashville, Tennessee. The loan was funded by New York Life Insurance Company at a fixed rate of 7.10% and matures May 10, 2012. On May 30, 2002, the Company closed a $9,525,000 non-recourse first mortgage on the One Park Ten building in Houston, Texas. The loan was funded by Wachovia Securities at a fixed rate of 7.10% and matures June 1, 2012.

       During the six months ended June 30, 2002, the Company recognized an extraordinary loss on the early extinguishment of a mortgage note payable in the amount of $18,000. The extraordinary loss represents the prepayment penalty paid on the loan.

       The Company expects to continue seeking fixed rate, non-recourse mortgage financing at terms ranging from ten to thirty years on select office building investments as additional capital is needed. The Company plans to maintain a ratio of debt to total market capitalization from 25% to 50% although such ratio may from time to time temporarily exceed 50%, especially when the Company has incurred significant amounts of short-term debt in connection with acquisitions. In addition, volatility in the price of the Company's common stock may result in a debt to total market capitalization ratio exceeding 50% from time to time. In addition to this debt ratio, the Company also monitors interest and fixed charge coverage ratios. The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization. This ratio for the six months ending June 30, 2002 and 2001 was 3.28 and 3.18 times, respectively. The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to earnings before interest, taxes, depreciation and amortization. This ratio for the six months ending June 30, 2002 and 2001 was 1.79 times for each period.

       Stockholders' equity increased $2,494,000 during the six months ended June 30, 2002, as a result of the following (in thousands):

Increase (Decrease)
Net income	$16,733
Change in market value of interest rate swaps	627
Comprehensive income	17,360

Common stock dividends declared	(11,690)
Preferred stock dividends declared	(2,898)
Convertible preferred stock dividends declared	(3,129)
Exercise of stock options	1,087
Amortization of unearned compensation	1,095
Shares issued in lieu of directors' fees	55
Shares issued through DRIP Plan	614
$2,494

RESULTS OF OPERATIONS

Comments are for the three months and six months ended June 30, 2002 compared to the three months and six months ended June 30, 2001.

       Net income available to common stockholders for the three months ended June 30, 2002, was $5,196,000 ($.56 per basic common share) as compared to $4,796,000 ($.51 per basic common share) for the three months ended June 30, 2001. Net income available to common stockholders for the six months ended June 30, 2002 was $10,706,000 ($1.15 per basic common share) as compared to $11,213,000 ($1.20 per basic common share) for the six months ended June 30, 2001. Net income included a net gain from the sale of a joint venture interest and real estate from discontinued operations in the amount of $501,000 for the six months ended June 30, 2002. Net income included a net gain from the sale of land, an office property and real estate equity securities in the amount of $1,611,000 for the six months ended June 30, 2001.

       The primary reason for the change in the Company's net income from office and parking properties for 2002 as compared to 2001 is the net effect of the operations of the following properties purchased, properties sold or joint venture interest sold:

Properties Purchased:

Office Properties	Purchase Date	Square Feet
233 North Michigan	06/22/01	1,068,000
550 Greens Parkway	10/01/01	72,000
Bank of America Plaza	12/20/01	418,000
The Park on Camelback	05/22/02	103,000
Viad Corporate Center	05/31/02	484,000
5300 Memorial	06/05/02	154,000
Town & Country Central One	06/05/02	148,000
1717 St. James Place	06/05/02	110,000

Properties Sold:

Office Property	Date Sold	Square Feet
Vestavia	03/30/01	75,000
Corporate Square West	05/31/02	96,000

Joint Venture Interest Sold:
Office Property/Interest Sold	Date Sold	Square Feet
233 North Michigan/70%	05/30/02	1,068,000

       Operations of office and parking properties are summarized below (in thousands):
	Three Months Ended		Six Months Ended
	June 30		June 30
	2002	2001	2002	2001
Income	$ 38,419	$ 30,848	$ 79,011	$ 60,707
Operating expense	(16,534)	(12,835)	(33,462)	(25,307)
	21,885	18,013	45,549	35,400
Interest expense	(5,230)	(4,383)	(10,857)	(8,625)
Depreciation and amortization	(7,081)	(5,291)	(14,053)	(10,475)
Net income	$ 9,574	$ 8,339	$ 20,639	$ 16,300

       Dividend income decreased $495,000 for the six months ending June 30, 2002, compared to the six months ending June 30, 2001. The decrease is due to the Company's sale of all the equity securities of real estate investment trusts held through the Company's RSVP Program.

           The $2,232,000 increase in interest expense on office properties for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 is primarily due to the mortgage loans placed in 2001 and 2002. The average interest rate on mortgage notes payable as of June 30, 2002 and 2001 was 7.4% for each period.

       The $330,000 increase in interest expense on bank notes for the six months ending June 30, 2002, compared to the six months ending June 30, 2001, is primarily due to the increase in the average balance of borrowings outstanding under bank lines of credit from $73,015,000 during 2001 to $122,388,000 during 2002. In addition, weighted average interest rates on bank lines of credit decreased from 6.85% during 2001 to 4.76% during 2002.

       General and administrative expenses were $2,581,000 and $2,351,000 for the six months ended June 30, 2002 and 2001, respectively. The net increase of $230,000 is primarily due to the increase in amortization expense pertaining to the Company's restricted shares.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

       Cash and cash equivalents were $1,833,000 and $2,458,000 at June 30, 2002 and December 31, 2001, respectively. The Company generated $29,939,000 in cash flows from operating activities during the six months ending June 30, 2002 compared to $22,396,000 for the same period of 2001. The Company used $49,775,000 in investing activities during the six months ending June 30, 2002. Proceeds from the sales of a joint venture interest and real estate from discontinued operations were $58,603,000 for the six months ending June 30, 2002. In implementing its investment strategy, the Company used $97,761,000 to purchase operating properties. The Company also spent $9,617,000 to make capital improvements at its office properties and $230,000 toward the Toyota Center Garage real estate development project. Cash dividends of $17,504,000 ($1.26 per common share, $1.09 per Series A preferred share and $1.46 per Series B preferred share) were paid to stockholders. Proceeds from long-term financing were $29,975,000, scheduled principal payments were $5,463,000 and principal payments on the early extinguishment of debt were $1,781,000 on mortgage notes payable during the six months ending June 30, 2002. During the six months ended June 30, 2002, the Company recognized an extraordinary loss on the early extinguishment of debt in the amount of $18,000.

Liquidity

       The Company plans to continue pursuing the acquisition of additional investments that meet the Company's investment criteria and intends to use bank lines of credit, proceeds from the sale of non-core assets and office properties, proceeds from the sale of portions of owned assets through joint ventures, possible sales of securities and cash balances to fund those acquisitions. At June 30, 2002, the Company had $137,718,000 outstanding under two bank lines of credit and a Term Loan.

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

     On June 4, 2002, Parkway entered into a Credit Agreement (the "Credit Agreement") with JP Morgan Chase Bank, as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and other banks as participants. The Credit Agreement, among other things, provides for a new $35 million one-year term loan facility (the "Term Loan") of which $35 million was drawn upon and paid to Parkway as of June 4, 2002. Excluding bank fees and closing costs, the Term Loan bears interest at a rate equal to LIBOR plus an applicable margin ranging from 1.125% to 1.375% depending on Parkway's leverage. Accrued and unpaid interest under the Term Loan is payable monthly with the final interest payment as well as the entire principal amount outstanding thereunder due and payable on June 4, 2003.

       Effective June 28, 2001, the Company amended and renewed the previous $150 million unsecured revolving credit facility with J.P. Morgan Chase & Co. and reduced it to $135 million. Effective August 5, 2001, the Company replaced the previous $10 million line with AmSouth Bank with the $12.5 million line with PNC Bank. The interest rates on the lines of credit are equal to the 30 day LIBOR rate plus 112.5 to 137.5 basis points, depending upon overall Company leverage. The weighted average interest rate on the $12.5 million line, the $135 million line and the Term Loan was 3.14%, 5.14% and 3.37% at June 30, 2002, respectively.

       The Company entered into the following interest rate hedge contracts during 2001 and 2002, which are summarized as follows:

					Fair
					Market
Type of	Notional	Maturity		Fixed	Value
Hedge	Amount	Date	Reference Rate	Rate	06/30/02
Swap	$51,000,000	01/15/03	1-Month LIBOR + 1.375%	5.44%	$(1,039,000)
Swap	$65,000,000	12/23/02	1-Month LIBOR + 1.375%	3.37%	(28,000)
Reverse Swap	$ 5,479,000	07/15/06	1-Month LIBOR + 3.455%	8.08%	(85,000)
					$(1,152,000)

       During the quarter ending June 30, 2002, the Company entered into a $65 million interest rate swap agreement with JPMorgan Chase Bank effectively locking the interest rate on this portion of outstanding unsecured, floating rate bank debt at 3.365% through December 23, 2002. The interest rate swap reduces the Company's interest rate risk while it pursues placement of non-recourse, long-term secured mortgages on certain of its recent acquisitions.

       The Company designated the swaps as a hedge of the variable interest rates on $81 million of the Company's borrowings under the $135 million line and $35 million of the Company's borrowings under the Term Loan. Accordingly, changes in the fair value of the swap are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings.

       During the six months ended June 30, 2002, the Company entered into a reverse swap interest rate contract. The effect of the reverse swap is to convert a fixed rate mortgage note payable to a variable rate. The Company does not hold or issue these types of derivative contracts for trading or speculative purposes.

       The $12.5 million line is unsecured and is expected to fund the daily cash requirements of the Company's treasury management system. This line of credit matures August 5, 2002 and has an interest rate equal to the 30-day LIBOR rate plus 112.5 to 137.5 basis points, depending upon overall Company leverage, with the current rate set at LIBOR plus 130 basis points. The Company paid a facility fee of $12,500 (10 basis points) upon closing of the loan agreement. Under the $12.5 million line, the Company does not pay annual administration fees or fees on the unused portion of the line.

       The $135 million line is also unsecured and is expected to fund acquisitions of additional investments. This line of credit matures June 28, 2004 and has an interest rate equal to the LIBOR rate plus 112.5 to 137.5 basis points, depending upon overall Company leverage, with the current rate set at LIBOR plus 137.5 basis points. The Company paid a facility fee of $225,000 (16.67 basis points) and origination fees of $565,000 (41.85 basis points) upon closing of the loan agreement and pays an annual administration fee of $37,500. The Company also pays fees on the unused portion of the line based upon overall Company leverage, with the current rate set at 25 basis points.

       The Term Loan is unsecured and is expected to fund acquisitions of additional investments. The Term Loan matures June 4, 2003 and has an interest rate equal to the LIBOR rate plus 112.5 to 137.5 basis points, depending upon overall Company leverage, with the current rate set at LIBOR plus 137.5 basis points. The Company paid facility and origination fees of $170,000 (48.57 basis points) upon closing of the loan agreement. The Company does not pay annual administration fees or fees on the unused portion of the Term Loan.

       At June 30, 2002, the Company had $223,102,000 of non-recourse fixed rate mortgage notes payable with an average interest rate of 7.4% secured by office properties and $137,718,000 drawn under bank lines of credit and the Term Loan. Based on the Company's total market capitalization of approximately $872,477,000 at June 30, 2002 (using the June 30, 2002 closing price of $36.38 per common share), the Company's debt represented approximately 45% of its total market capitalization. The Company plans to maintain a ratio of debt to total market capitalization from 25% to 50% although such ratio may from time to time temporarily exceed 50%, especially when the Company has incurred significant amounts of short-term debt in connection with acquisitions. In addition, volatility in the price of the Company's common stock may result in a debt to market capitalization exceeding 50% from time to time. In addition to this debt ratio, the Company also monitors interest and fixed charge coverage ratios. The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization. This ratio for the six months ending June 30, 2002 and 2001 was 3.28 and 3.18 times, respectively. The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to earnings before interest, taxes, depreciation and amortization. This ratio for the six months ending June 30, 2002 and 2001 was 1.79 times for each period.

       The table below presents the principal payments due and weighted average interest rates for the fixed rate debt.

	Average	Fixed Rate Debt
	Interest Rate	(In thousands)
2002*	7.39%	$ 5,660
2003	7.39%	11,734
2004	7.39%	12,627
2005	7.39%	13,593
2006	7.39%	18,199
2007	7.39%	15,221
Thereafter	7.55%	146,068
Total		$223,102

Fair value at 06/30/02		$226,374

*Remaining six months

       The Company presently has plans to make additional capital improvements at its office properties in 2002 of approximately $8,848,000. These expenses include tenant improvements, capitalized acquisition costs and capitalized building improvements. Approximately $725,000 of these improvements relate to upgrades on properties acquired in recent years that were anticipated at the time of purchase. All such improvements are expected to be financed by cash flow from the properties and advances on the bank lines of credit.

       The Company anticipates that its current cash balance, operating cash flows, proceeds from the sale of office properties held for sale, proceeds from the sale of portions of owned assets through joint ventures, possible sales of securities and borrowings (including borrowings under the working capital line of credit and the Term Loan) will be adequate to pay the Company's (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders, (iv) capital improvements, and (v) normal repair and maintenance expenses at its properties both in the short and long term.

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

       The following table presents the Company's FFO for the three months and six months ended June 30, 2002 and 2001 (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2002	2001	2002	2001
Income before extraordinary item	$ 8,210	$ 6,374	$16,751	$14,240
Adjustments to derive funds from operations:
Preferred dividends	(1,449)	(1,449)	(2,898)	(2,898)
Convertible preferred dividends	(1,565)	(129)	(3,129)	(129)
Depreciation and amortization	7,081	5,291	14,053	10,475
Depreciated and amortization-discontinued operations	22	-	22	-
Adjustments for unconsolidated joint ventures	133	19	135	4
Amortization of discounts, deferred gains and other	(1)	(1)	(4)	(2)
Loss on sale of joint venture interest	269	-	269	-
(Gain) loss on sale of depreciable real estate	(770)	-	(770)	35
Funds from operations	$11,930	$10,105	$24,429	$21,725

      NAREIT has recommended supplemental disclosure concerning capital expenditures, leasing costs and straight-line rents which are given below (in thousands):
	Three Months Ended		Six Months Ended
	June 30		June 30
	2002	2001	2002	2001
Straight-line rents	$ 487	$ 323	$1,185	$ 640
Amortization of restricted stock	547	244	1,095	482
Building improvements	977	815	1,349	1,046
Tenant improvements:
New leases	2,136	877	3,056	922
Lease renewals	653	1,649	1,379	2,775
Leasing commissions:
New leases	705	280	2,401	355
Lease renewals	415	790	647	929
Leasing commissions amortized	498	370	935	726
Upgrades on recent acquisitions	(302)	129	785	597
Net gain on sale of real estate securities
and land held for sale	-	-	-	1,646

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

PARKWAY PROPERTIES, INC.

PART II. OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

         On May 9, 2002, the Company held its Annual Meeting of Stockholders. At the Annual Meeting, the following seven directors were elected to serve until the next Annual Meeting.

	SHARES OF		SHARES OF SERIES B
	COMMON STOCK		PREFERRED STOCK
		WITHHOLD		WITHHOLD
	FOR	AUTHORITY	FOR	AUTHORITY
Roger P. Friou	8,276,855	10,522	2,142,857	-
Martin L. Garcia	8,279,661	7,715	2,142,857	-
Matthew W. Kaplan	8,247,223	40,153	2,142,857	-
Michael J. Lipsey	8,279,779	7,600	2,142,857	-
Joe F. Lynch	8,276,944	10,432	2,142,857	-
Steven G. Rogers	8,280,498	6,878	2,142,857	-
Leland R. Speed	8,277,389	9,988	2,142,857	-

         In addition, the following item was also approved at the May 9, 2002 meeting:

         Approval for the proposal to ratify the adoption of the Company's 2001 Directors' Stock Option Plan.
	SHARES OF	SHARES OF
	COMMON STOCK	SERIES B PREFERRED STOCK
FOR	7,791,382	2,142,857
AGAINST	452,112	-
ABSTAIN	43,883	-

Item 6.    Exhibits and Reports on Form 8-K

(b)    Reports on Form 8-K

         (1)    8-K Filed - June 6, 2002

         (1)    Reporting the sale of a 70% interest in 233 North Michigan and purchases of the Park on Camelback in          (1)    Phoenix, Arizona; Viad Corporate Center in Phoenix, Arizona; and three Houston, Texas properties,

                  1717 St. James Place, 5300 Memorial and Town & Country Central One.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE: August 13, 2002	PARKWAY PROPERTIES, INC.

	BY:	/s/ Regina P. Shows
Regina P. Shows, CPA
Senior Vice President and
Chief Accounting Officer

/s/ Mandy M. Montgomery
Mandy M. Montgomery, CPA
Vice President and Controller