Form 10-Q
period 2002-09-30
PARKWAY PROPERTIES INC
filed 2002-11-08
CIK 729237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

____________________________________

FORM 10-Q

[x]                                         Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2002

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

YES	__x__

NO

____

         9,372,619 shares of Common Stock, $.001 par value, were outstanding as of November 8, 2002.

PARKWAY PROPERTIES, INC.

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2002

Pages

Part I.  Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets, September 30, 2002 and December 31, 2001...............	3

	Consolidated Statements of Income for the Three Months and Nine Months Ended
	September 30, 2002 and 2001............................................................................	4

	Consolidated Statements of Stockholders' Equity for the Nine Months Ended
	September 30, 2002 and 2001.............................................................................	6

	Consolidated Statements of Cash Flows for the Nine Months Ended
	September 30, 2002 and 2001.............................................................................	7

	Notes to Consolidated Financial Statements.................................................................	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations..................................................................................................................	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk..........................................	20

Item 4.	Controls and Procedures.............................................................................................	20

Part II. Other Information Part II. Other Information

Item 6.	Exhibits and Reports on Form 8-K.............................................................................	21

Signatures

Authorized Signatures........................................................................................................................		22

Certifications

Section 302 Certifications..................................................................................................................		23

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)

	September 30 2002	December 31 2001
	(Unaudited)
Assets
Real estate related investments:

       Office and parking properties

$803,856

$875,889

Accumulated depreciation	(93,912)	(80,029)
	709,944	795,860

Land available for sale	3,733	3,733
Note receivable from Moore Building Associates LP	5,996	6,942
Mortgage loans	871	877
Investment in unconsolidated joint ventures	16,037	416
	736,581	807,828

Interest, rents receivable and other assets	27,115	30,326
Cash and cash equivalents	3,509	2,458
	$767,205	$840,612

Liabilities
Notes payable to banks	$133,442	$126,044
Mortgage notes payable without recourse	220,574	304,985
Accounts payable and other liabilities	33,913	34,002
	387,929	465,031

Stockholders' Equity
8.75% Series A Preferred stock, $.001 par value, 2,750,000 shares
authorized and 2,650,000 shares issued and outstanding	66,250	66,250
8.34% Series B Cumulative Convertible Preferred stock, $.001 par
value, 2,142,857 shares authorized, issued and outstanding	75,000	75,000
Series C Preferred stock, $.001 par value,
400,000 shares authorized, no shares issued	-	-
Common stock, $.001 par value, 64,707,143 shares
authorized, 9,309,342 and 9,249,954 shares
issued and outstanding in 2002 and 2001, respectively	9	9
Excess stock, $.001 par value, 30,000,000 shares
authorized, no shares issued	-	-
Additional paid-in capital	199,575	196,032
Unearned compensation	(548)	(2,190)
Accumulated other comprehensive loss	(666)	(1,694)
Retained earnings	39,656	42,174
	379,276	375,581
	$767,205	$840,612

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended September 30
	2002	2001
	(Unaudited)
Revenues
Income from office and parking properties	$36,747	$36,967
Management company income	367	188
Interest on note receivable from Moore Building Associates LP	207	209
Incentive management fee from Moore Building Associates LP	93	61
Equity in earnings of unconsolidated joint ventures	322	16
Other income and deferred gains	39	36
	37,775	37,377
Expenses
Office and parking properties:
Operating expense	16,512	15,691
Interest expense:
Contractual	4,060	5,977
Amortization of loan costs	46	68
Depreciation and amortization	6,644	6,441
Operating expense for other real estate properties	9	9
Interest expense on bank notes:
Contractual	1,585	1,018
Amortization of loan costs	169	182
Management company expenses	102	96
General and administrative	1,079	1,160
	30,206	30,642

Net income	7,569	6,835
Change in market value of interest rate swaps	401	(934)
Comprehensive income	$ 7,970	$ 5,901

Net income available to common stockholders:
Net income	$ 7,569	$ 6,835
Dividends on preferred stock	(1,450)	(1,450)
Dividends on convertible preferred stock	(1,564)	(1,555)
Net income available to common stockholders	$ 4,555	$ 3,830

Net income per common share:
Basic	$ 0.49	$ 0.41
Diluted	$ 0.48	$ 0.40

Dividends per common share	$ 0.65	$ 0.63

Weighted average shares outstanding:
Basic	9,329	9,362
Diluted	9,493	9,490

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Nine Months Ended September 30
	2002	2001
	(Unaudited)
Revenues
Income from office and parking properties	$115,758	$97,674
Dividend income	-	495
Management company income	851	624
Interest on note receivable from Moore Building Associates LP	689	642
Incentive management fee from Moore Building Associates LP	253	181
Equity in earnings of unconsolidated joint ventures	471	45
Other income and deferred gains	362	193
	118,384	99,854
Expenses
Office and parking properties:
Operating expense	49,974	40,998
Interest expense:
Contractual	14,777	14,500
Amortization of loan costs	186	170
Depreciation and amortization	20,697	16,916
Operating expense for other real estate properties	26	27
Interest expense on bank notes:
Contractual	4,520	3,555
Amortization of loan costs	418	499
Management company expenses	353	212
General and administrative	3,660	3,511
	94,611	80,388

Income before gain (loss), minority interest, discontinued
operations and extraordinary item	23,773	19,466

Gain (loss) on sale of joint venture interest, real estate and real estate
equity securities	(269)	1,611
Minority interest - unit holders	(1)	(2)

Income before discontinued operations and extraordinary item	23,503	21,075

Discontinued operations:
Income from discontinued operations	47	-
Gain on sale of real estate from discontinued operations	770	-

Income before extraordinary item	24,320	21,075

Extraordinary loss on early extinguishment of mortgage note payable	(18)	-

Net income	24,302	21,075
Change in unrealized gain on real estate equity securities	-	(821)
Change in market value of interest rate swaps	1,028	(1,689)

Comprehensive income	$ 25,330	$ 18,565

Net income available to common stockholders:
Net income	$ 24,302	$ 21,075
Dividends on preferred stock	(4,348)	(4,348)
Dividends on convertible preferred stock	(4,693)	(1,684)
Net income available to common stockholders	$ 15,261	$ 15,043

Net income per common share:
Basic:
Income excluding discontinued operations and extraordinary item	$ 1.55	$ 1.61
Discontinued operations	.09	-
Extraordinary item	-	-
Net income	$ 1.64	$ 1.61
Diluted:
Income excluding discontinued operations and extraordinary item	$ 1.52	$ 1.59
Discontinued operations	.09	-
Extraordinary item	-	-
Net income	$ 1.61	$ 1.59

Dividends per common share	$ 1.91	$ 1.82

Weighted average shares outstanding:
Basic	9,290	9,369
Diluted	9,467	9,472

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Nine Months Ended September 30
	2002	2001
	(Unaudited)
8.75% Series A Preferred stock, $.001 par value
Balance at beginning of period	$ 66,250	$ 66,250
Balance at end of period	66,250	66,250

8.34% Series B Cumulative Convertible
Preferred Stock, $.001 par value
Balance at beginning of period	75,000	-
Shares issued - stock offerings	-	75,000
Balance at end of period	75,000	75,000

Common stock, $.001 par value
Balance at beginning of period	9	10
Purchase of Company stock	-	(1)
Balance at end of period	9	9

Additional paid-in capital
Balance at beginning of period	196,032	214,568
Stock options exercised	2,602	1,333
Shares issued in lieu of Directors' fees	54	55
Restricted shares issued	-	60
Shares issued - employee excellence recognition program	1	1
Shares issued - DRIP plan	1,310	-
Shares issued - stock offerings	-	(1,998)
Purchase of Company stock	(424)	(17,276)
Balance at end of period	199,575	196,743

Unearned compensation
Balance at beginning of period	(2,190)	(3,402)
Restricted shares issued	-	(60)
Amortization of unearned compensation	1,642	725
Balance at end of period	(548)	(2,737)

Accumulated other comprehensive income (loss)

Balance at beginning of period	(1,694)	821
Change in net unrealized gain on real estate equity securities	-	(821)
Change in market value of interest rate swaps	1,028	(1,689)
Balance at end of period	(666)	(1,689)

Retained earnings
Balance at beginning of period	42,174	47,501
Net income	24,302	21,075
Preferred stock dividends declared	(4,348)	(4,348)
Convertible preferred stock dividends declared	(4,693)	(1,684)
Common stock dividends declared	(17,779)	(16,997)
Balance at end of period	39,656	45,547

Total stockholders' equity	$379,276	$379,123

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30
	2002	2001
	(Unaudited)
Operating activities
Net income	$ 24,302	$ 21,075
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation and amortization	20,697	16,916
Depreciation and amortization - discontinued operations	22	-
Amortization of loan costs	604	669
Amortization of unearned compensation	1,642	725
Extraordinary loss on early extinguishment of debt	18	-
Net gain on real estate held for sale, office property
and real estate equity securities	(770)	(1,611)
Loss on sale of joint venture interest	269	-
Equity in earnings of unconsolidated joint ventures	(471)	(45)
Other	(7)	(6)
Changes in operating assets and liabilities:
Increase in receivables and other assets	(2,351)	(8,767)
Increase in accounts payable and accrued expenses	6,035	7,535
Cash provided by operating activities	49,990	36,491

Investing activities
Payments received on mortgage loans	6	6
Net decrease in note receivable from Moore Building Associates LP	946	3,356
Distribution from unconsolidated joint venture	892	34
Investment in unconsolidated joint venture	(1,663)	-
Purchases of real estate related investments	(97,812)	(174,672)
Proceeds from sales of joint venture interest, real estate
and real estate equity securities	58,602	29,503
Real estate development	(230)	(68)
Improvements to real estate related investments	(15,054)	(11,026)
Cash used in investing activities	(54,313)	(152,867)

Financing activities
Principal payments on mortgage notes payable	(10,000)	(8,601)
Net proceeds from (payments on) bank borrowings	8,426	(16,144)
Proceeds from long-term financing	29,975	106,000
Prepayment premium on early extinguishment of debt	(18)	-
Stock options exercised	2,602	1,333
Dividends paid on common stock	(17,456)	(16,690)
Dividends paid on preferred stock	(9,041)	(4,477)
Purchase of Company stock	(424)	(17,277)
Proceeds from DRIP Plan	1,310	-
Proceeds from stock offerings	-	73,002
Cash provided by financing activities	5,374	117,146

Increase in cash and cash equivalents	1,051	770
Cash and cash equivalents at beginning of period	2,458	765

Cash and cash equivalents at end of period	$ 3,509	$ 1,535

See notes to consolidated financial statements.

Parkway Properties, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2002

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

            The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  All such adjustments are of a normal recurring nature.  Operating results for the three months and nine months ended  September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.  The unaudited condensed consolidated financial statements should be read in conjunction with the annual report and the notes thereto.

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

(3)        Supplemental Cash Flow Information

            The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

	Nine Months Ended September 30
	2002	2001
Cash paid for interest	$19,246,000	$17,564,000
Income taxes paid	48,000	121,000
Restricted shares issued	-	60,000
Shares issued in lieu of Directors' fees	54,000	55,000
Mortgage transferred in sale of 70% interest
in Parkway 233 North Michigan LLC	73,289,000	-
Note receivable from the sale of 70% interest
in Parkway 233 North Michigan LLC	747,000	-

(4)        Acquisitions and Dispositions

            On May 30, 2002, Parkway sold a 70% interest in its investment in Parkway 233 North Michigan LLC (the "Joint Venture"), a subsidiary limited liability company that owns the 233 North Michigan Avenue building in Chicago, to an affiliate of Investcorp International, Inc. ("Investcorp") for a price equal to approximately 70% of the Company's original purchase price of the property plus all capital costs since it acquired the property in June 2001.  Parkway continues to provide management and leasing for the building on a day-to-day basis.  In connection with the sale, Parkway recognized a $250,000 acquisition fee in accordance with the terms of the joint venture agreement signed in October 2000 with Investcorp.  The Company recorded a loss on the sale of the 70% interest in the Joint Venture of $269,000.

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

(5)        Investment in Unconsolidated Joint Ventures

            As of September 30, 2002, the Company is invested in two joint ventures with unrelated investors.  Parkway retained a minority interest of 30% in one joint venture and 50% in the other.  As required by generally accepted accounting principles, the joint venture activity is accounted for using the equity method of accounting, as Parkway does not control either of these joint ventures.  As a result, the assets and liabilities of the joint ventures are not included on Parkway's consolidated balance sheet as of September 30, 2002.  Information relating to these consolidated joint ventures is detailed below.

            On May 30, 2002, Parkway sold a 70% interest in its investment in Parkway 233 North Michigan LLC (the "Joint Venture"), a limited liability company that owns the 233 North Michigan Avenue building in Chicago, to an affiliate of Investcorp International, Inc. ("Investcorp") for a price equal to approximately 70% of the Company's original purchase price of the property plus all capital costs since it acquired the property in June 2001.  Parkway continues to provide management and leasing for the building on a day-to-day basis.  In connection with the sale, Parkway recognized a $250,000 acquisition fee in accordance with the terms of the joint venture agreement signed in October 2000 with Investcorp.  The Company recorded a loss on the sale of the 70% interest in the Joint Venture of $269,000.  The carrying amount of the joint venture interest at September 30, 2002 is $15,623,000.

            In addition, the Company owns a 50% interest in an office property in New Orleans, Louisiana known as the Wink Building.  The building is 100% leased and occupied by the other 50% partner.  The carrying amount of the joint venture interest at September 30, 2002 is $414,000.

            Balance sheet information for the unconsolidated joint ventures is summarized below as of September 30, 2002 and December 31, 2001 (in thousands):

Balance Sheet Information

	September 30, 2002			December 31, 2001
	233 North	Wink		233 North	Wink
	Michigan	Building	Total	Michigan	Building	Total

Unconsolidated Joint Ventures (at 100%):
Real estate, net	$172,220	$1,311	$173,531	$ -	$1,328	$1,328
Other assets	19,026	134	19,160	-	177	177
Total assets	$191,246	$1,445	$192,691	$ -	$1,505	$1,505

Mortgage debt	$104,156	$ 613	$104,769	$ -	$ 661	$ 661
Other liabilities	12,876	4	12,880	-	15	15
Partners' and Shareholders' equity	74,214	828	75,042	-	829	829
Total liabilities and
Partners'/Shareholders' equity	$191,246	$1,445	$192,691	$ -	$1,505	$1,505

Parkway's Share of Unconsolidated Joint Ventures:

Real estate, net	$ 51,666	$ 656	$ 52,322	$ -	$ 664	$ 664
Mortgage debt	$ 31,247	$ 307	$ 31,554	$ -	$ 331	$ 331
Net investment in joint ventures	$ 15,623	$ 414	$ 16,037	$ -	$ 416	$ 416

            Income statement information for the unconsolidated joint ventures is summarized below for the three months and nine months ended September 30, 2002 (in thousands):

Results of Operations

	Three Months Ended			Nine Months Ended
	September 30, 2002			September 30, 2002
	233 North	Wink		233 North	Wink
	Michigan	Building	Total	Michigan	Building	Total

Unconsolidated Joint Ventures (at 100%):
Revenues	$ 8,242	$ 76	$ 8,318	$ 11,085	$228	$11,313
Operating expenses	(3,668)	(21)	(3,690)	(4,870)	(68)	(4,938)
Net operating income	4,574	55	4,628	6,215	160	6,375
Interest expense	(2,335)	(14)	(2,348)	(3,145)	(41)	(3,186)
Loan cost amortization	(29)	(1)	(30)	(40)	(2)	(42)
Depreciation and amortization	(1,189)	(6)	(1,195)	(1,622)	(17)	(1,639)
Net income	$ 1,021	$ 34	$ 1,055	$ 1,408	$100	$ 1,508

Parkway's Share of Unconsolidated Joint Ventures:
Net income	$ 305	$ 17	$ 322	$ 421	$ 50	$ 471
Interest expense	$ 701	$ 7	$ 708	$ 944	$ 21	$ 965
Loan cost amortization	$ 9	$ -	$ 9	$ 12	$ 1	$ 13
Depreciation and amortization	$ 356	$ 4	$ 360	$ 486	$ 9	$ 495

(6)        Impact of Recently Issued Accounting Standards

            In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".  SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", however, it retains the fundamental provisions of SFAS No. 121 related to the recognition and measurement of the impairment of long-lived assets to be "held and used."  In addition, SFAS No. 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of other than by sale (e.g., abandoned) be classified as "held and used" until it is disposed of and establishes more restrictive criteria to classify an asset as "held for sale."  The Company adopted SFAS No. 144 in the first quarter of 2002.  Management does not anticipate that the adoption of SFAS No. 144 will have a significant effect on the Company's consolidated results of operations or financial position.

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

(7)        Capital Transactions

            On July 24, 2002, the Company purchased 14,100 shares of its common stock at an average price of $30.08.  Since June 1998, the Company has purchased a total of 2,141,593 shares if its common stock, which represents approximately 19% of the common stock outstanding when the buyback program was initiated on      June 30, 1998.  The Company has the authority to purchase an additional 485,900 shares under its existing authorization from its Board of Directors.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

Comments are for the balance sheet dated September 30, 2002 compared to the balance sheet dated December 31, 2001.

            During the nine months ending September 30, 2002, total assets decreased $73,407,000 and office properties (before depreciation) decreased $72,033,000 or 8.2%.  Parkway's direct investment in office and parking properties decreased $85,916,000 net of depreciation to a carrying amount of $709,944,000 at September 30, 2002, and consisted of 54 operating properties.  During the nine months ending September 30, 2002, the Company also capitalized building improvements and additional purchase expenses of $11,424,000 and recorded depreciation expense of $19,148,000 related to its operating property portfolio.  The primary reason for the decrease in total assets and investment in office and parking properties is the May 30, 2002, sale of a 70% interest in our investment in Parkway 233 North Michigan LLC (the "Joint Venture"), a subsidiary limited liability company that owns the 233 North Michigan Avenue building in Chicago, to an affiliate of Investcorp International, Inc. ("Investcorp") for a price equal to approximately 70% of the Company's original purchase price of the property plus all capital costs since it acquired the property in June 2001.  Parkway continues to provide management and leasing for the building on a day-to-day basis.  In connection with the sale, Parkway recognized a $250,000 acquisition fee in accordance with the terms of the joint venture agreement signed in October 2000 with Investcorp.  The Company recorded a loss of $269,000 on the sale of the 70% interest in the Joint Venture.

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

            Notes payable to banks totaled $133,442,000 at September 30, 2002, and resulted from advances under bank lines of credit to purchase additional office properties, make improvements to office properties and fund redevelopment costs.

            Mortgage notes payable without recourse decreased $84,411,000 during the nine months ended September 30, 2002, as a result of the following (in thousands):

Increase (Decrease)
Placement of mortgage debt	$ 29,975
Scheduled principal payments	(8,219)
Principal paid on early extinguishment of debt	(1,781)
Mortgage on 233 North Michigan
(now responsibility of Joint Venture)	(104,699)
Market value adjustment on reverse swap
interest rate contract	313
$ (84,411)

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

            During the nine months ended September 30, 2002, the Company recognized an extraordinary loss on the early extinguishment of a mortgage note payable in the amount of $18,000.  The extraordinary loss represents the prepayment penalty paid on the loan.

            The Company expects to continue seeking fixed rate, non-recourse mortgage financing at terms ranging from ten to thirty years on select office building investments as additional capital is needed.  The Company plans to maintain a ratio of debt to total market capitalization from 25% to 50% although such ratio may from time to time temporarily exceed 50%, especially when the Company has incurred significant amounts of short-term debt in connection with acquisitions.  In addition, volatility in the price of the Company's common stock may result in a debt to total market capitalization ratio exceeding 50% from time to time.  In addition to this debt ratio, the Company also monitors interest and fixed charge coverage ratios.  The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization.  This ratio for the nine months ending September 30, 2002 and 2001 was 3.34 and 3.10 times, respectively.  The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to earnings before interest, taxes, depreciation and amortization.  This ratio for the nine months ending September 30, 2002 and 2001 was 1.79 and 1.71 times, respectively.

             Stockholders' equity increased $3,695,000 during the nine months ended September 30, 2002, as a result of the following (in thousands):

Increase (Decrease)
Net income	$24,302
Change in market value of interest rate swaps	1,028
Comprehensive income	25,330

Common stock dividends declared	(17,779)
Preferred stock dividends declared	(4,348)
Convertible preferred stock dividends declared	(4,693)
Exercise of stock options	2,602
Amortization of unearned compensation	1,642
Shares issued in lieu of directors' fees	54
Shares issued through DRIP Plan	1,310
Shares issued - employee excellence recognition program	1
Purchase of Company stock	(424)
$3,695

            On July 24, 2002, the Company purchased 14,100 shares of its common stock at an average price of $30.08.  Since June 1998, the Company has purchased a total of 2,141,593 shares if its common stock, which represents approximately 19% of the common stock outstanding when the buyback program was initiated on      June 30, 1998.  The Company has the authority to purchase an additional 485,900 shares under its existing authorization from its Board of Directors.

RESULTS OF OPERATIONS

Comments are for the three months and nine months ended September 30, 2002 compared to the three months and nine months ended September 30, 2001.

            Net income available to common stockholders for the three months ended September 30, 2002, was $4,555,000 ($.49 per basic common share) as compared to $3,830,000 ($.41 per basic common share) for the three months ended September 30, 2001.  Net income available to common stockholders for the nine months ended September 30, 2002 was $15,261,000 ($1.64 per basic common share) as compared to $15,043,000 ($1.61 per basic common share) for the nine months ended September 30, 2001.  Net income included a net gain from the sale of a joint venture interest and real estate from discontinued operations in the amount of $501,000 for the nine months ended September 30, 2002.  Net income included a net gain from the sale of land, an office property and real estate equity securities in the amount of $1,611,000 for the nine months ended September 30, 2001.

            The primary reason for the change in the Company's net income from office and parking properties for 2002 as compared to 2001 is the net effect of the operations of the following properties purchased, properties sold or joint venture interest sold:

Properties Purchased:

Office Properties	Purchase Date	Square Feet
233 North Michigan	06/22/01	1,068,000
550 Greens Parkway	10/01/01	72,000
Bank of America Plaza	12/20/01	418,000
The Park on Camelback	05/22/02	103,000
Viad Corporate Center	05/31/02	484,000
5300 Memorial	06/05/02	154,000
Town & Country Central One	06/05/02	148,000
1717 St. James Place	06/05/02	110,000

Properties Sold:

Office Property	Date Sold	Square Feet
Vestavia	03/30/01	75,000
Corporate Square West	05/31/02	96,000

Joint Venture Interest Sold:

Office Property/Interest Sold	Date Sold	Square Feet
233 North Michigan/70%	05/30/02	1,068,000

            Operations of office and parking properties are summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2002	2001	2002	2001
Income	$ 36,747	$ 36,967	$115,758	$ 97,674
Operating expense	(16,512)	(15,691)	(49,974)	(40,998)
	20,235	21,276	65,784	56,676
Interest expense	(4,106)	(6,045)	(14,963)	(14,670)
Depreciation and amortization	(6,644)	(6,441)	(20,697)	(16,916)
Net income	$ 9,485	$ 8,790	$ 30,124	$ 25,090

            Dividend income decreased $495,000 for the nine months ending September 30, 2002, compared to the nine months ending September 30, 2001.  The decrease is due to the Company's sale of all the equity securities of real estate investment trusts held by the Company in 2001 through the Company's RSVP Program.

            The $884,000 increase in interest expense on bank notes for the nine months ending September 30, 2002, compared to the nine months ending September 30, 2001, is primarily due to the increase in the average balance of borrowings outstanding under bank lines of credit from $68,981,000 during 2001 to $125,494,000 during 2002.  In addition, weighted average interest rates on bank lines of credit decreased from 6.74% during 2001 to 4.72% during 2002.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

            Cash and cash equivalents were $3,509,000 and $2,458,000 at September 30, 2002 and December 31, 2001, respectively.  The Company generated $49,990,000 in cash flows from operating activities during the nine months ending September 30, 2002 compared to $36,491,000 for the same period of 2001.  The Company used $54,313,000 in investing activities during the nine months ending September 30, 2002.  Proceeds from the sales of a joint venture interest and real estate from discontinued operations were $58,602,000 for the nine months ending September 30, 2002.  In implementing its investment strategy, the Company used $97,812,000 to purchase operating properties.  The Company also spent $15,054,000 to make capital improvements at its office properties and $230,000 toward the Toyota Center Garage real estate development project.  Cash dividends of $26,497,000 ($1.91 per common share, $1.64 per Series A preferred share and $2.19 per Series B preferred share) were paid to stockholders.  Proceeds from long-term financing were $29,975,000, scheduled principal payments were $8,219,000 and principal payments on the early extinguishment of debt were $1,781,000 on mortgage notes payable during the nine months ending September 30, 2002.  During the nine months ended September 30, 2002, the Company recognized an extraordinary loss on the early extinguishment of debt in the amount of $18,000.

Liquidity

            The Company plans to continue pursuing the acquisition of additional investments that meet the Company's investment criteria and intends to use bank lines of credit, proceeds from the sale of non-core assets and office properties, proceeds from the sale of portions of owned assets through joint ventures, possible sales of securities and cash balances to fund those acquisitions.  At September 30, 2002, the Company had $133,442,000 outstanding under two bank lines of credit and a Term Loan.

         The Company's cash flows are exposed to interest rate changes primarily as a result of its lines of credit used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations.  The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  To achieve its objectives, the Company borrows at fixed rates, but also has a three-year $135 million unsecured revolving credit facility with a consortium of 13 banks with J.P. Morgan Chase & Co. serving as the lead agent (the "$135 million line") and a one-year $15 million unsecured line of credit with PNC Bank (the "$15 million line").  The interest rates on the lines of credit are equal to the 30 day LIBOR rate plus 112.5 to 137.5 basis points, depending upon  overall Company leverage.  The weighted average interest rate on the $15 million line, the $135 million line and the Term Loan was 3.11%, 5.10% and 3.24% at September 30, 2002, respectively.

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

         The Company entered into the following interest rate hedge contracts during 2001 and 2002, which are summarized as follows:

					Fair
					Market
Type of	Notional	Maturity		Fixed	Value
Hedge	Amount	Date	Reference Rate	Rate	09/30/02
Swap	$51,000,000	01/15/03	1-Month LIBOR	5.44%	$(633,000)
Swap	$65,000,000	12/23/02	1-Month LIBOR	1.99%	(33,000)
Reverse Swap	$ 5,390,000	07/15/06	1-Month LIBOR + 3.455%	8.08%	313,000
					$ (353,000)

            On June 21, 2002, the Company entered into a $65 million interest rate swap agreement with JPMorgan Chase Bank effectively locking the interest rate on this portion of outstanding unsecured, floating rate bank debt at 1.99% through December 23, 2002.  The interest rate swap reduces the company's interest rate risk while it pursues placement of non-recourse, long-term secured mortgages on certain of its recent acquisitions.

            The Company designated the swaps as a hedge of the variable interest rates on $81 million of the Company's borrowings under the $135 million line and the $35 million the Company borrowed under the Term Loan.  Accordingly, changes in the fair value of the swap are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings.

            During the nine months ended September 30, 2002, the Company entered into a reverse swap interest rate contract.  The effect of the reverse swap is to convert a fixed rate mortgage note payable to a variable rate.  The Company does not hold or issue these types of derivative contracts for trading or speculative purposes.

            The $15 million line is unsecured and is expected to fund the daily cash requirements of the Company's treasury management system.  This line of credit matures August 3, 2003 and has an interest rate equal to the 30-day LIBOR rate plus 112.5 to 137.5 basis points, depending upon overall Company leverage, with the current rate set at LIBOR plus 130 basis points.  The Company paid a facility fee of $15,000 (10 basis points) upon closing of the loan agreement.  Under the $15 million line, the Company does not pay annual administration fees or fees on the unused portion of the line.

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

            At September 30, 2002, the Company had $220,574,000 of non-recourse fixed rate mortgage notes payable with an average interest rate of 7.4% secured by office properties and $133,442,000 drawn under bank lines of credit and the Term Loan.  Based on the Company's total market capitalization of approximately $843,999,000 at September 30, 2002 (using the September 30, 2002 closing price of $33.84 per common share), the Company's debt represented approximately 45.7% of its total market capitalization.  The Company plans to maintain a ratio of debt to total market capitalization from 25% to 50% although such ratio may from time to time temporarily exceed 50%, especially when the Company has incurred significant amounts of short-term debt in connection with acquisitions.  In addition, volatility in the price of the Company's common stock may result in a debt to market capitalization exceeding 50% from time to time.  In addition to this debt ratio, the Company also monitors interest and fixed charge coverage ratios.  The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization.  This ratio for the nine months ending September 30, 2002 and 2001 was 3.34 and 3.10 times, respectively.  The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to earnings before interest, taxes, depreciation and amortization.  This ratio for the nine months ending September 30, 2002 and 2001 was 1.79 and 1.71 times, respectively.

         The table below presents the principal payments due and weighted average interest rates for the fixed rate debt.

	Average	Fixed Rate Debt
	Interest Rate	(In thousands)
2002*	7.39%	$ 3,132
2003	7.39%	11,734
2004	7.39%	12,627
2005	7.39%	13,593
2006	7.38%	18,199
2007	7.38%	15,221
Thereafter	7.55%	146,068
Total		$220,574

Fair value at 09/30/02		$234,054

*Remaining three months

         The Company presently has plans to make additional capital improvements at its office properties in 2002 of approximately $4,503,000.  These expenses include tenant improvements, capitalized acquisition costs and capitalized building improvements.  Approximately $719,000 of these improvements relate to upgrades on properties acquired in recent years that were anticipated at the time of purchase.  All such improvements are expected to be financed by cash flow from the properties and advances on the bank lines of credit.

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

            The following table presents the Company's FFO for the three months and nine months ended September 30, 2002 and 2001 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2002	2001	2002	2001
Income before extraordinary item	$ 7,569	$ 6,835	$24,320	$21,075
Adjustments to derive funds from operations:
Preferred dividends	(1,450)	(1,450)	(4,348)	(4,348)
Convertible preferred dividends	(1,564)	(1,555)	(4,693)	(1,684)
Depreciation and amortization	6,644	6,441	20,697	16,916
Depreciated and amortization-discontinued operations	-	-	22	-
Adjustments for unconsolidated joint ventures	360	3	495	7
Amortization of discounts, deferred gains and other	(2)	(2)	(7)	(6)
Minority interest - unit holders	-	-	1	2
Loss on sale of joint venture interest	-	-	269	35
Gain on sale of depreciable real estate	-	-	(770)	-
Funds from operations	$11,557	$10,272	$35,986	$31,997

            NAREIT has recommended supplemental disclosure concerning capital expenditures, leasing costs and straight-line rents which are given below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2002	2001	2002	2001
Straight-line rents	$ 501	$ 629	$1,686	$1,269
Amortization of restricted stock	547	243	1,642	725
Building improvements	688	961	2,037	2,007
Tenant improvements:
New leases	1,680	1,140	4,736	2,062
Lease renewals	1,167	1,420	2,546	4,195
Leasing commissions:
New leases	459	816	2,860	1,171
Lease renewals	624	27	1,271	956
Leasing commissions amortized	502	402	1,437	1,128
Upgrades on recent acquisitions	819	38	1,604	635
Net gain on sale of real estate securities
and land held for sale	-	-	-	1,646

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

Item 4.  Controls and Procedures

            Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

            In addition, the Company reviewed its internal controls, and there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PARKWAY PROPERTIES, INC.

PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)      (99) (a)      Agreement and Second Amendment to Working Capital Line of Credit Agreement between Parkway Properties LP and PNC Bank, National Association.  Parkway agrees to furnish supplementally to the Securities and Exchange Commission on request a copy of any omitted schedule or exhibit to this agreement.

(b)     Reports on Form 8-K

          (1)  8-K Filed - August 13, 2002

                 Regulation FD Disclosure.  Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 to accompany the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 8, 2002	PARKWAY PROPERTIES, INC.

	BY:	/s/ Regina P. Shows
Regina P. Shows, CPA
Senior Vice President and
Chief Accounting Officer

/s/ Mandy M. Pope
Mandy M. Pope, CPA
Vice President and Controller

CERTIFICATIONS

I, Steven G. Rogers, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Parkway Properties, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)     evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.     The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 8, 2002

                                                                      /s/ Steven G. Rogers
                                                                      Steven G. Rogers

                                                                      Chief Executive Officer

I, Marshall A. Loeb, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Parkway Properties, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)     evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.     The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 8, 2002

                                                                                             /s/ Marshall A. Loeb

                                                                                             Marshall A. Loeb
                                                                                             Chief Financial Officer