Form 10-K
period 2002-12-31
PARKWAY PROPERTIES INC
filed 2003-03-10
CIK 729237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

              [X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
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

www.pky.com
Registrant's website:

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $.001 Par Value
8.75% Series A Cumulative Redeemable Stock $.001 Par Value
New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [x]   No  [  ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes   [x]   No  [  ]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 2003 was $319,521,000.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  [x]   No  [  ]

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:  $315,989,000.

      The number of shares outstanding in the registrant's class of common stock as of March 1, 2003 was 9,382,177.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III.

PARKWAY PROPERTIES, INC.

TABLE OF CONTENTS

		Page
		------
PART I.
Item 1.	Business........................................................................................................................	3
Item 2.	Properties......................................................................................................................	7
Item 3.	Legal Proceedings ........................................................................................................	12
Item 4.	Submission of Matters to a Vote of Security Holders....................................................	12

PART II.
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters......................	12
Item 6.	Selected Financial Data.................................................................................................	14
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk..........................................	25
Item 8.	Financial Statements and Supplementary Data....................................................................	25
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	50

PART III.
Item 10.	Directors and Executive Officers of the Registrant..........................................................	50
Item 11.	Executive Compensation.................................................................................................	50
Item 12.	Security Ownership of Certain Beneficial Owners and Management................................	50
Item 13.	Certain Relationships and Related Transactions.................................................................	50

PART IV.
Item 14.	Controls and Procedures.............................................................................................	51
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................	51

SIGNATURES
Authorized Signatures...........................................................................................		53

CERTIFICATIONS
Section 302 Certifications....................................................................................		54

PART I

ITEM 1.  Business.

General Development of Business

Overview

       Parkway Properties, Inc. ("Parkway" or the "Company") is a real estate investment trust ("REIT") specializing in the operations, acquisition, ownership, management, and leasing of office properties.  The Company is self-administered, in that it provides its own investment and administrative services internally through its own employees.  The Company is also self-managed, as it internally provides the management and maintenance services that its properties require through its own employees, such as property managers and engineers and in some cases, leasing professionals.  The Company is geographically focused on the Southeastern and Southwestern United States and Chicago.  Parkway and its predecessors have been public companies engaged in the real estate business since 1971, and its present senior management has been with Parkway since the 1980's.  The management team has had experience managing a public real estate company through all phases of the real estate business cycle.  At March 1, 2003, Parkway owned or had an interest in 56 office properties located in eleven states with an aggregate of approximately 9.9 million square feet of leasable space.

       Parkway evaluates each individual asset considering a number of factors such as current market rents, vacancy rates and capitalization rates.  As part of this strategy, since July 1995, the Company has (i) completed the acquisition of 63 office properties, encompassing 10.5 million net rentable square feet, for a total purchase price of $991 million; (ii) sold or is in the process of selling all of its non-core assets; (iii) sold 11 office properties, encompassing approximately 1.1 million net rentable square feet primarily in markets that posed increasing risks and redeployed these funds; (iv) sold two joint venture interests in two office properties encompassing 1.6 million net rentable square feet; and (v) implemented self-management and self-leasing at most of its properties to promote a focus on tenant retention and superior service in meeting the needs of its tenants.  Parkway defines total investment  in office properties as purchase price plus estimated closing costs and anticipated capital expenditures during the first 12 months of ownership for tenant improvements, commissions, upgrades and capital improvements to bring the building up to the Company's standards.

       Until December 31, 1996, Parkway operated as a real estate operating company.  For the taxable years 1995 and 1996, Parkway paid virtually no federal income taxes ($64,000 in 1995 and none in 1996) primarily because Parkway had certain net operating losses ("NOLs") to shelter most of Parkway's income from such taxes.  However, the increase in the number of outstanding shares of common stock which resulted from a common stock private placement in June 1996 and certain business combination transactions in 1994 and 1995 caused the use of Parkway's NOLs to be significantly limited in any one year. The Company anticipated that its taxable income would increase significantly following the implementation of its strategy of focused investment in office properties.  Accordingly, Parkway's Board of Directors determined that it was in the best interests of Parkway and its stockholders to elect to qualify Parkway as a REIT under the Internal Revenue Code for the taxable year beginning January 1, 1997, which allows Parkway to be generally exempt from federal income taxes even if its NOLs are limited or exhausted, provided it meets various REIT requirements.  The Company's taxable income increased from $8.9 million in 1997 to approximately $37 million in 2002 before utilization of NOLs.  At December 31, 2002, the Company had NOL carryforwards for federal income tax purposes of approximately $9.1 million and expects to utilize this remaining NOL by December 2007.  For each year from 1997 through 2002, distributions of taxable income in the form of dividends as required by the Internal Revenue Code were made.

Self-Management and Third Party Management

       The Company self-manages approximately 99.2% of its current portfolio on a net rentable square footage basis.  In addition, the Company implemented self-leasing for renewals and currently self-leases approximately 82.5% of its portfolio on a net rentable square footage basis.  For new tenant leasing, which is a small portion of our business, we fully cooperate with the third party brokerage community.  The Company benefits from a fully integrated management infrastructure, provided by its wholly-owned management subsidiary, Parkway Realty Services LLC ("Parkway Realty").  The Company believes self-management results in better customer service, higher tenant retention and allows the Company to enhance stockholder value through the application of its hands-on operating style.  The Company believes that its focus on tenant retention will benefit the Company and its stockholders by maintaining a stabilized revenue stream and avoiding higher capital expenditures and leasing commissions associated with new leases.  In order to self-manage properties, the Company seeks to reach critical mass in terms of square footage. Critical mass varies from market to market and is generally defined by the Company as owning or managing a minimum of 250,000 square feet.  The Company is considering the sale of its properties that are not self-managed because the inability to self-manage these properties limits the Company's ability to apply its hands-on operating strategy. In addition to its owned properties, Parkway Realty currently manages and/or leases approximately 2.2 million net rentable square feet for third-party owners (including joint venture interests).  The Company also intends to expand its third party fee business.

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

Joint Ventures

       Parkway intends to form joint ventures or partnerships with select investors.  During 2000, the Company formed a venture partnership with a division of Investcorp International, Inc. ("Investcorp") for the purposes of acquiring approximately $100 million in Central Business District (downtown) assets in the Southeastern and Southwestern United States and Chicago.  Under the terms of the joint venture agreement, Parkway will operate, manage, and lease the properties on a day-to-day basis, provide acquisition and construction management services to the joint venture, and receive fees for providing these services.  The joint venture will arrange first mortgage financing which will approximate 70% of the value of each office asset purchased.  This debt will be non-recourse, property specific debt.  Investcorp will provide 70 to 75% of the joint venture capital with Parkway to provide the balance, with distributions being made pro rata.

       During 2002, Parkway entered into a joint venture agreement with respect to the 233 North Michigan building in  Chicago.  On May 30, 2002, Parkway sold a 70% interest in its investment in Parkway 233 North Michigan LLC, a subsidiary limited liability company that owns the 233 North Michigan Avenue building, to an affiliate of Investcorp for a price equal to approximately 70% of the Company's original purchase price of the property plus all capital costs since it acquired the property in June 2001.  Parkway continues to provide management and leasing for the building on a day-to-day basis.  In connection with the sale, Parkway recognized a $250,000 acquisition fee in accordance with the terms of the joint venture agreement.  The Company recorded a loss on the sale of the 70% interest of $269,000.

Recent Developments

       Effective January 6, 2003, the Company entered into an interest rate swap agreement with a notional amount of $50 million which fixed 30-day LIBOR at 1.545%.  The agreement, which matures December 31, 2003, effectively fixes the interest rate at 2.92% on $50 million of variable rate borrowing.

       On February 11, 2003, Parkway purchased the Citrus Center, a 258,000 square foot office building in Orlando, Florida, for $32,000,000 plus $2,590,000 in closing costs and anticipated first year capital expenditures.  The purchase was funded by the assumption of an existing first mortgage on the building of $19,695,000 and $12,305,000 in cash, which represents the investment of the remaining proceeds from the 233 North Michigan joint venture with Investcorp, which was completed in May 2002.  The non-recourse mortgage with Legg Mason Real Estate Services, Inc. has a fixed interest rate of 7.91% and matures August 1, 2007.

       On March 6, 2003, Parkway sold a 70% interest in the Viad Corporate Center in Phoenix, Arizona to Investcorp (the "Viad Joint Venture") for a price of $42 million.  Parkway continues to provide management and leasing services for the building.  In connection with the sale, Parkway will recognize an acquisition fee of $175,000 in the first quarter of 2003.  The estimated gain on this transaction is approximately $900,000.

       Simultaneous with the sale, the Viad Joint Venture closed a $42.5 million mortgage with Bear Stearns.  The non-recourse first mortgage is interest-only for a term of two years with three one-year extension options.  Interest due under the mortgage will be floating rate, which at the time of closing was approximately 4.26%.  Parkway received net cash proceeds from this transaction of approximately $54 million and will use the proceeds to purchase new properties and to reduce short-term borrowings under the Company's lines of credit.  The joint venture will be accounted for using the equity method of accounting, and the Company's pro rata share of debt from the joint venture will be included in the calculation of the ratio of debt to total market capitalization.

Business Objectives and Strategy of the Company

Overview

       Parkway's business objective is to maximize total return to stockholders over time primarily through increases in dividends and share price appreciation.  During 2002, Parkway distributed $2.56 per share in dividends to common stockholders, representing a 4.5% increase over the 2001 dividends distributed of $2.45 per common share.  Distributions in 2002 of $2.56 per share represent a payout of 55.2% of the Company's funds from operations ("FFO") for the year.  The Company increased its dividend in 2002 in order to distribute all of its REIT taxable income.  To maintain qualification as a REIT, the Company must distribute to stockholders at least 90% of taxable income, excluding net capital gains.

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

Strategic Plans

       For many years, Parkway has been engaged in a process of strategic planning and goal setting.  The material goals and objectives of Parkway's earlier strategic plans have been achieved, and have benefited Parkway's stockholders through increased FFO and dividend payments per share.  In 1998, Parkway adopted a strategic plan that set as its goal to increase Parkway's FFO per basic share without the issuance of new equity.  The review, accountability and reward of the plan aligned management and stockholder interests.  The goal of the strategic plan was to increase Parkway's FFO per basic share to $5.00 (before expense accruals for restricted share grants tied to its accomplishment) in 50 months (i.e., the end of 2002); hence the plan was referred to as the "5 in 50 Plan."  In 2000, the benchmark was raised to the new basic FFO per share of $5.23, a 5% increase over the previously disclosed goal of $5.00 due to the inadvertent benefit of the issuance of convertible preferred stock in 2001.  The plan set goals, assigned responsibility for the attainment of such goals to specific Parkway officers, and provided for follow-up evaluations to determine whether the officers responsible for the attainment of each goal were moving toward success. The major goals included realizing the embedded rental rate growth in Parkway's existing portfolio of office properties, investing $50 million per year (for a total of $200 million) at a positive spread of 250 basis points over the long-term cost of debt, selling Parkway's non-earning assets and re-deploying the proceeds in higher yielding assets, increasing the overall occupancy of Parkway's office portfolio, and taking numerous other actions to generate additional cash flow from Parkway's properties.  December 31, 2002 marked the end of the 5 in 50 Plan, and the Company was pleased to announce the accomplishment of the plan.  The Company's actual FFO per basic share before the amortization of incentive compensation in 2002 was $5.35, which is $.12 or 2.3% greater than the stated goal of $5.23 per basic share.

       Effective January 1, 2003, the Company adopted a new, three-year strategic plan referred to as VALUE2 (Value Square).  This plan reflects the employees' commitment to create value for its shareholders while holding firm to the core values as espoused in the Parkway Commitment to Excellence.  The Company plans to create value by Venturing with best partners, Asset recycling, Leverage neutral growth, Uncompromising focus on operations and providing an Equity return to its shareholders that is 10% greater than that of its peer group, the National Association of Real Estate Investment Trusts ("NAREIT") office index.  Equity return is defined as growth in FFO per diluted share.

Operating Properties

       Parkway generally seeks to acquire well-located Class A, A- or B+ (as classified within their respective markets) multi-story office buildings which are located in primary or secondary markets in the Southeastern and Southwestern United States and Chicago, ranging in size from 100,000 to 1,000,000 net rentable square feet and which have current and projected occupancy levels in excess of 70% and adequate parking to accommodate full occupancy.  Office properties are designated Class A, A- or B+ based on a combination of factors including rent, building finishes, system standards and efficiency, building amenities, location/accessibility and market perception.  Class A properties represent the most prestigious buildings competing for premier office users with rents above average for the area.  These buildings generally have high quality standard finishes, state of the art systems, exceptional accessibility and a definite market presence.  Class B office buildings compete for a wide range of users with rents in the average range for the area.  Building finishes are fair to good for the area and systems are adequate, but the building does not compete with Class A at the same price.  The Company targets buildings which are occupied by a major tenant (or tenants) (e.g., a tenant that accounts for at least 30% of the building's total rental revenue and has at least five years remaining on its lease).  Parkway's focus on new property acquisitions will be on higher barrier-to-entry sub-markets in both central business districts and suburban markets.  Parkway strives to purchase office buildings at minimum initial unleveraged annual yields on its total investment of 9.5% for urban assets.  The Company defines initial unleveraged yield as net operating income ("NOI") divided by total investment (as previously defined), where NOI represents budgeted cash operating income for the current year at current occupancy rates and at rental rates currently in place with no adjustments for anticipated expense savings, increases in rental rates, additional leasing or straight line rent.  Leases that expire during the year are assumed to renew at market rates unless interviews with tenants during pre-purchase due diligence indicate a likelihood that a tenant will not renew. In markets where the Company self-manages its properties, NOI also includes the net management fee expected to be earned during the year.  The Company also generally seeks to acquire properties whose total investment per net rentable square foot is at least 20% below estimated replacement cost and whose current rental rates are at or below market rental rates.

While the Company seeks to acquire properties which meet all of the acquisition criteria, specific property acquisitions are evaluated individually and may fail to meet one or more of the acquisition criteria at the date of purchase.  Since January 1, 2002, the Company has acquired six office properties with approximately 1.3 million net rentable square feet for a total purchase price of $130 million, or approximately $100 per net rentable square foot.  The properties purchased are located in the central business district and suburban market in Phoenix, the suburban market in Houston and the central business district in Orlando.  Consistent with the qualification requirements of a REIT, the Company intends to hold and operate its portfolio of office buildings for investment purposes, but may determine to sell properties that no longer meet its investment criteria.

Real Estate Equity Securities

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

Stock Repurchase Plan

       The Company has been engaged in the purchase of its outstanding common stock since June 1998.  Given the fluctuations in price of the Company's public equity without a corresponding change in valuation of the underlying real estate assets, the Company believes a well-executed repurchase program can add significant stockholder value.  During 2002, the Company repurchased 14,100 shares of its common stock at an average cost of $30.08 per share.  Since June 1998, the Company has purchased a total of 2,141,593 shares of its common stock, which represents approximately 19.3% of the Company stock outstanding when the buyback program was initiated on June 30, 1998.  The Company has the authority to purchase an additional 485,900 shares under its existing authorization from its Board of Directors.  When considering repurchasing shares, the Company evaluates the following items:  impact on the Company's VALUE2 Plan, discount to net asset value; implied capitalization rate; implied value per square foot; impact on liquidity of common stock; and other investment alternatives that are available with a similar risk profile (capital allocation).

Management Team

       Parkway's management team consists of experienced office property specialists with proven capabilities in office property (i) operations; (ii) leasing; (iii) management; (iv) acquisition/disposition; (v) financing; (vi) capital allocation; and (vii) re-positioning.  The management team also has considerable experience in evaluating and completing mergers and/or acquisitions of other REITs.  Since 1979, the Company has completed eight such business combinations.  The Company believes these capabilities will allow Parkway to continue to create office property value in all phases of the real estate cycle.  These capabilities are enhanced by the fee based real estate services provided through Parkway's wholly owned subsidiary, Parkway Realty Services.  Parkway will continue its initiative to increase Parkway Realty Services through the acquisition of brokerage companies and through joint ventures.  Parkway's ten senior officers have an average of over 20 years of real estate industry experience, and have worked together at Parkway for an average of over 14 years.  Management has developed a highly service-oriented operating culture and believes that its focus on operations, proactive leasing, property management and asset management activities will result in higher tenant retention and occupancy and will continue to translate into enhanced stockholder value.

Financing Strategy

       The Company expects to continue seeking fixed rate, non-recourse mortgage financing at terms ranging from ten to thirty years on select office building investments as additional capital is needed.  The Company plans to maintain a ratio of debt to total market capitalization from 25% to 50% although such ratio may from time to time temporarily exceed 50%, especially when the Company has incurred significant amounts of short-term debt in connection with acquisitions.  In addition, volatility in the price of the Company's common stock may result in a debt to total market capitalization ratio exceeding 50% from time to time.  The Company monitors interest and fixed charge coverage ratios.  See Item 7.  "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition."  Parkway has no present plans to issue senior securities.  Should the opportunity present itself, Parkway has the ability to issue modest amounts of common stock periodically through its dividend reinvestment plan.

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

       Since January 1, 1995, Parkway has sold non-core assets with a book value of approximately $45 million for approximately $68 million, resulting in an aggregate gain for financial reporting purposes of approximately $23 million.  The book value of all remaining non-office building real estate assets and mortgage loans, all of which are for sale, was approximately $4.4 million as of December 31, 2002.

       Since January 1, 1998, the Company has sold 11 office properties, encompassing approximately 1.1 million net rentable square feet for net proceeds of $101 million, resulting in aggregate gains for financial reporting purposes of $13 million.  In 2002, the Company sold one office property in Indianapolis, Indiana, and in 2001, the Company sold one office property in Birmingham, Alabama.  The decision to sell these assets was based on the fact that they were suburban and were neither self-managed nor self-leased.  Currently, the Company is also considering the sale of its property in Greenville, South Carolina, primarily because the Company does not own sufficient office space in this market to justify self-management and self-leasing.  These investment decisions will be based upon the Company's analysis of existing markets and competing investment opportunities.

Administration

       The Company is self-administered and self-managed and maintains its principal executive offices in Jackson, Mississippi.  As of March 1, 2003, the Company had 220 employees.

       The operations of the Company are conducted from approximately 13,000 square feet of office space located at 188 East Capitol Street, One Jackson Place, Suite 1000, Jackson, Mississippi.  The building is owned by Parkway and is leased by Parkway at market rental rates.  Parkway's press releases, Securities and Exchange Commission filings, financial information and additional information about the Company are available on the Company's website at www.pky.com.

ITEM 2.  Properties.

General

       The Company operates and invests principally in office properties in the Southeastern and Southwestern United States and Chicago, but is not limited to any specific geographical region or property type.  As of March 1, 2003, the Company owned or had an interest in 56 office properties comprising approximately 9.9 million square feet of office space located in eleven states.

       In addition, the Company has an investment in the Toyota Center, formerly known as the Moore Building, which is a historic renovation adjacent to the Triple-A baseball stadium complex in downtown Memphis.  The Toyota Center was originally constructed in 1913 and consists of approximately 174,000 rentable square feet.  The Company constructed a multi-level, 770-space parking garage to accommodate the building and stadium parking needs.    This building is owned by Moore Building Associates LP (the "Partnership") and an institutional investor, Banc of America Historic Ventures, LLC ("BOA") with the Company's ownership interest being less than 1%.   At December 31, 2002, the note receivable from the Partnership totaled $5,996,000.

       Property acquisitions in 2002, 2001 and 2000 were funded through a variety of sources, including:

a.         Cash reserves and cash generated from operating activities,

b.         Sales of non-core assets,

c.         Sales of office properties,

d.         Sale of a joint venture interest,

e.         Sales of investments in equity securities of other REITs,

f.          Fixed rate, non-recourse mortgage financing at terms ranging from 10 to 20 years,

g.         Assumption of existing fixed rate, non-recourse mortgages on properties purchased,

h.         Sales of Parkway preferred stock, and

i.          Advances on bank lines of credit.

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

       The following table sets forth certain information about office properties the Company owned or had an interest in as of January 1, 2003:

					Estimated
					Average	% of
	Number	Total Net	% of	Average	Market	Leases	%
	Of	Rentable	Total Net	Rent Per	Rent Per	Expiring	Leased
	Office	Square Feet	Rentable	Square	Square	In	As of
Location	Properties(1)	(in thousands)	Feet	Foot (2)	Foot (3)	2003 (4)	1/1/2003
---------------------	---------------	---------------	-----------	-----------	-----------	-----------	-------------
Houston, TX	14	2,102	21.8%	$18.23	$17.69	9.9%	94.1%
Chicago, IL	1	1,068	11.1%	31.93	32.39	0.5%	90.3%
Columbia, SC	3	872	9.1%	16.31	16.64	11.9%	94.5%
Jackson, MS	5	839	8.7%	17.76	18.06	23.3%	94.7%
Memphis, TN	3	669	7.0%	17.52	16.08	11.5%	87.6%
Atlanta, GA	7	601	6.2%	16.50	17.46	11.3%	96.7%
Phoenix, AZ	2	585	6.1%	24.79	20.00	9.9%	92.8%
Knoxville, TN	2	532	5.5%	15.51	16.00	18.6%	93.1%
Richmond, VA	6	498	5.2%	17.09	15.87	14.6%	91.2%
Nashville, TN	1	428	4.5%	16.07	16.00	1.2%	85.7%
Chesapeake, VA	3	386	4.0%	17.16	15.06	21.0%	84.8%
St. Petersburg, FL	2	325	3.4%	17.54	17.36	21.7%	96.4%
Winston-Salem, NC	1	239	2.5%	18.03	20.00	0.0%	97.5%
Ft. Lauderdale, FL	2	215	2.2%	21.18	20.41	11.8%	98.0%
Charlotte, NC	1	187	1.9%	15.61	15.50	11.4%	88.8%
All Others	2	79	0.8%	11.54	10.53	1.9%	61.2%
	-----	-------	----------	--------	--------	--------	--------
	55	9,625	100.0%	$19.36	$18.92	11.4%	92.3%
	===	=====	======	=====	=====	=====	=====

(1)    Includes 53 office properties owned directly; a 32,000 square foot office property in which the Company owns a 50% interest located in New Orleans, Louisiana; and a 1,068,000 square foot office property in which the Company owns a 30% interest located in Chicago, Illinois.

(2)    Average rent per square foot is defined as the weighted average current gross rental rate including expense escalations for leased office space in the building as of January 1, 2003.

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

(4)    The percentage of leases expiring in 2003 represents the ratio of square feet under leases expiring in 2003 divided by total net rentable square feet.

       The following table sets forth scheduled lease expirations for properties owned as of January 1, 2003 for leases executed as of January 1, 2003, assuming no tenant exercises renewal options:

		Net		Annualized	Wghtd Avg	Wghtd Est
		Rentable	Percent of	Rental	Expiring Gross	Avg Market
Year of	Number	Square Feet	Total Net	Amount	Rental Rate Per	Rent Per Net
Lease	of	Expiring	Rentable	Expiring (1)	Net Rentable	Rentable
Expiration	Leases	(in thousands)	Square Feet	(in thousands)	Square Foot (2)	Square Foot (3)
--------------	-----------	----------------	---------------	----------------	-----------------	----------------
2003	266	1,092	11.3%	$ 19,853	$18.18	$17.03
2004	201	1,208	12.5%	21,524	17.81	17.11
2005	222	1,518	15.8%	27,287	17.98	17.57
2006	115	993	10.3%	19,778	19.92	18.22
2007	121	892	9.3%	16,139	18.10	17.07
Thereafter	129	3,183	33.1%	67,390	21.17	21.64
	------	------	--------	----------	--------	--------
	1,054	8,886	92.3%	$171,971	$19.36	$18.92
	====	====	=====	======	=====	=====

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

       The Company has one non-recourse first mortgage note payable with a principal balance greater than 10% of its assets.  The lender is Teachers Insurance and Annuity Association of America ("TIAA Mortgage"), and the loan totals $78,051,000 at December 31, 2002.  The TIAA Mortgage is secured by 12 properties with a carrying amount of $157,620,000.  The TIAA Mortgage has a fixed interest rate of 6.945% and matures July 1, 2008 with payments based on a 15 year amortization.

       Other fixed-rate mortgage notes payable total $131,695,000 at December 31, 2002 and are secured by 13 properties in various markets with interest rates ranging from 7.00% to 8.375%.  Maturity dates on these mortgage notes payable range from July 2006 to October 2019 on 12 to 30 year amortizations.  See Note G to the consolidated financial statements.

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

Customers

       The office properties are leased to approximately 1,054 customers, which are in a wide variety of industries including banking, professional services (including legal, accounting, and consulting), energy, financial services and telecommunications.  The following table sets forth information concerning the 25 largest customers of the properties owned directly or through joint ventures as of January 1, 2003 (in thousands, except square foot data):

		Annualized		Lease
	Square	Rental		Expiration
Customer	Feet	Revenue (1)	Office Property	Date
-----------------------------------------------	------------	----------------	------------------------	-----------
Government Services Administration (GSA)...	309,589	$ 3,787	(2)	(2)
Bank of America, NA...................................	274,316	3,147	(3)	(3)
South Carolina State Government..................	236,770	4,040	(4)	(4)
Branch Banking & Trust (BB&T)..................	201,006	3,598	BB&T Financial Center	12/15
Morgan Keegan & Company, Inc..................	198,441	4,015	Morgan Keegan Tower	09/07
WorldCom, Inc. ...........................................	184,445	3,064	(5)	(5)
Nabors Industries/Nabors Corporate Services	170,627	3,335	One Commerce Green	12/05
United Healthcare Services............................	167,673	1,428	233 North Michigan	11/09
Viad Corporation.........................................	159,299	4,794	Viad Corporate Center	(6)
Schlumberger Technology.............................	155,324	2,715	Schlumberger	04/07
Burlington Resources Oil & Gas Company....	137,471	2,314	400 North Belt	12/06
Florida Power Corporation...........................	133,279	2,341	Central Station	05/13
Young & Rubicam........................................	122,078	1,245	233 North Michigan	11/11
The Dial Corporation.....................................	116,918	3,117	Viad Corporate Center	08/06
Lynk Systems, Inc.......................................	107,118	1,362	Falls Pointe, Roswell North	(7)
First Tennessee Bank, NA..............................	101,400	1,687	First Tennessee Plaza	09/14
MeadWestvaco Corporation..........................	100,457	1,708	Westvaco Building	01/06
Boult, Cummings, Conners, & Berry, PLLC...	98,813	2,098	Bank of America Plaza	(8)
DHL Airways.............................................	98,649	1,887	One Commerce Green	11/04
PGS Tensor Geophysical, Inc.......................	91,960	1,646	Tensor Building	03/05
Facility Holdings Corp..................................	82,444	1,468	Lakewood II	12/16
AT&T Wireless Services, Inc.......................	75,544	1,322	SunCom Building	12/03
Honeywell......................................................	71,232	1,235	Honeywell Building	07/08
Anthem Health Plans of Virginia, Inc.............	69,111	1,332	Lynnwood Plaza, Glen Forest	(9)
Ernst & Young.............................................	47,393	1,243	(10)	(10)
	------------	----------
	3,511,357	$59,928
	========	=======
Total Rental Square Footage	9,625,187
	========
Total Annualized Rental Revenue	$150,410
	======

(1)    Annualized Rental Revenue represents the gross rental rate (including escalations) per square foot as of January 1, 2003, multiplied by the number of square feet leased by the tenant.  Annualized rent for customers at 233 North Michigan is calculated based on our 30% ownership interest through our investments in joint ventures.  However, leased square feet represent 100% of our square feet leased through direct ownership or through joint ventures.

(2)    GSA leases 309,589 square feet and the leases expire as follows:

		Lease
	Square	Expiration
Office Property	Feet	Date
---------------------------------------------------------	-----------	---------------
233 North Michigan.............................................	189,316	11/09
One Jackson Place........................................................	22,734	07/10
First Tennessee Plaza....................................................	22,069	03/08
Moorefield II..............................................................	18,912	06/05
Falls Building...........................................................	17,439	01/03
Greenbrier Tower II..................................................	13,971	01/10
Morgan Keegan Tower...........................................	7,647	06/03
Stytel Centre...................................................................	5,471	10/12
Moorefield III..........................................................	5,370	03/04
Town Point Center.....................................................	5,155	11/11
Moorefield I..................................................................	1,505	06/05
	----------
	309,589
	======

(3)    Bank of America, NA leases 274,316 square feet in two properties under separate leases that expire as follows:  180,530 square feet in March 2012 at Bank of America Plaza in Nashville, TN and 93,786 square feet in June 2006 at Bank of America Tower in Columbia, SC.

(4)    South Carolina State Government Agencies lease 236,770 square feet and the leases expire as follows:

		Lease
	Square	Expiration
Office Property	Feet	Date
-----------------------------------------------------	------------	---------------
Capitol Center........................................................	159,303	06/05
Capitol Center............................................................	60,005	06/09
Capitol Center.............................................................	10,310	08/04
Atrium at Stoneridge..................................................	7,152	01/04
	----------
	236,770
	=======

(5)    WorldCom, Inc. leases 184,445 square feet and the leases expire as follows:

		Lease
	Square	Expiration
Office Property	Feet	Date
--------------------------------------------------------	------------	---------------
Skytel Centre................................................................	155,927	07/05
One Jackson Place......................................................	15,992	12/02*
Town Point Center......................................................	12,526	10/07
	----------
	184,445
	=====

         *WorldCom, Inc. currently occupies 13,000 square feet in One Jackson Place and is in negotiations with Parkway for a renewal.

(6)    Viad Corporation leases 159,299 square feet in the Viad Corporate Center under separate leases that expire as follows:  156,364 square feet in August 2011, 1,858 square feet in April 2005 and 1,077 square feet in February 2009.

(7)    Lynk Systems, Inc. leases 107,118 square feet in two properties under separate leases that expire as follows:  105,011 square feet in December 2009 in Falls Pointe and  2,107 square feet in January 2003 in Roswell North.

(8)    Boult, Cummings, Conners, & Berry, PLLC leases 98,813 square feet in the Bank of America Plaza under separate leases that expire as follows:  79,086 square feet in May 2009 and 19,727 square feet in May 2004.

(9)    Anthem Health Plans of Virginia, Inc. leases 69,111 square feet in two properties under separate leases that expire as follows:  37,584 square feet in December 2004 in Glen Forest and 31,527 square feet in June 2003 in Lynnwood Plaza.

(10)    Ernst & Young leases 47,393 square feet in four properties and the leases expire as follows:

		Lease
	Square	Expiration
Office Property	Feet	Date
----------------------------------------------------------	------------	---------------
Bank of America Plaza...........................................	25,251	12/06
Southtrust Bank Building...........................................	13,810	09/03
BB&T Financial Center.................................................	5,184	06/04
One Jackson Place.....................................................	3,148	10/04
	----------
	47,393
	=====

Non-Core Assets

       Since January 1, 1995, Parkway has pursued a strategy of liquidating its non-core assets and using the proceeds from such sales to acquire office properties, pay down short-term debt and repurchase its own stock.  The Company defines non-core assets as all assets other than office and parking properties, which at December 31, 2002 consisted of land and mortgage loans. In accordance with this strategy, Parkway sold non-core assets with a book value of $550,000 for cash proceeds of $605,000 during 2001.  Aggregate gains for financial reporting purposes from sales of non-core assets during 2001 were $55,000.  Although there were no sales of non-core assets in 2002, the Company recorded  an impairment loss of $205,000 on an 11.856 acre parcel of land in New Orleans, Louisiana.  After recording the write down, the carrying value corresponds with the net realizable value of the land, based upon market research and comparable sales in the area.  The book value of all remaining non-office building real estate assets and mortgage loans, all of which are for sale, was $4,397,000 as of December 31, 2002.  Of this amount, $3,528,000 represents undeveloped land with a carrying cost of approximately $34,000 annually.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders.

       None.

PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

       The Company's common stock ($.001 par value) is listed and trades on the New York Stock Exchange under the symbol "PKY".  The number of record holders of the Company's common stock at March 1, 2003, was approximately 2,887.

       As of March 7, 2003, the last reported sales price per common share on the New York Stock Exchange was $36.77.  The following table sets forth, for the periods indicated, the high and low last reported sales prices per share of the Company's common stock and the per share cash distributions paid by Parkway during each quarter.

	Year Ended			Year Ended
	December 31, 2002			December 31, 2001
	----------------------------------------			------------------------------------------
Quarter Ended	High	Low	Distributions	High	Low	Distributions
--------------------------	-----------	------------	----------------	-----------	------------	------------------
March 31.....................	$36.50	$32.05	$ .63	$30.26	$28.01	$ .56
June 30.......................	38.25	35.37	.63	35.25	28.51	.63
September 30..............	37.34	29.93	.65	34.50	30.05	.63
December 31...............	36.39	31.51	.65	33.95	30.42	.63
			-------			-------
			$2.56			$2.45
			====			====

       Common stock distributions during 2002 and 2001 ($2.56 and $2.45 per share, respectively) were taxable as follows for federal income tax purposes:

	Year Ended
	December 31
	-----------------------
	2002	2001
	-----------	------------
Ordinary income..........................................................................................	$2.52	$2.45
Unrecaptured Section 1250 gain....................................................................	.04	-
	-------	-------
	$2.56	$2.45
	====	====

       The Company's shares of Series A 8.75% Cumulative Redeemable Preferred Stock are also listed for trading on the New York Stock Exchange and trade under the symbol "PKY PrA".  As of March 7, 2003, the last reported sales price per Series A preferred share on the New York Stock Exchange was $25.50.  The following table shows the high and low preferred share prices and per share distributions paid for each quarter of 2002 and 2001 reported by the New York Stock Exchange.

	Year Ended			Year Ended
	December 31, 2002			December 31, 2001
	-----------------------------------------			------------------------------------------
Quarter Ended	High	Low	Distributions	High	Low	Distributions
	-------------	---------	-----------------	-------------	------------	----------------
March 31.....................	$25.48	$24.65	$ .55	$23.25	$20.13	$ .55
June 30.........................	25.65	24.65	.55	25.10	23.00	.55
September 30...............	24.80	26.08	.55	25.20	23.95	.55
December 31.................	24.95	26.05	.54	25.25	24.40	.54
			------			------
			$2.19			$2.19
			====			====

       As of March 1, 2003, there were approximately 63 holders of record of the Company's 2,650,000 outstanding shares of Series A preferred stock.  Preferred stock distributions during 2002 and 2001 were taxable as follows for federal income tax purposes:

	Year Ended December 31

	------------------------
	2002	2001
	-----------	------------
Ordinary income...........................................................................................	$2.15	$2.19
Unrecaptured Section 1250 gain.............................................................................	.04	-
	------	------
	$2.19	$2.19
	====	====

      In 2001, the Company issued 2,142,857 shares of its Series B Cumulative Convertible Preferred Stock to Rothschild/Five Arrows for net proceeds of $73,006,000.  The funds were applied to the purchase of the 233 North Michigan Building and adjacent parking garage in Chicago, Illinois and were used to reduce amounts of debt outstanding on the Company's lines of credit.  The dividend payment rate on these shares is 8.34% and total dividends of $6,257,000 and $3,249,000 were declared on the stock in 2002 and 2001, respectively.  There is no public market for Parkway's Series B Cumulative Convertible Preferred Stock.  In connection with the sales of convertible preferred equity, Parkway issued a warrant to Five Arrows to purchase 75,000 shares of the Company's common stock at a price of $35 for a period of seven years.

Equity Compensation Plans

     The following table sets forth the securities authorized for issuance under Parkway's equity compensation plans as of December 31, 2002:

	(a)	(b)	(c)
Number of securities
	Number of securities		remaining available for
	to		future issuance under
	be issued upon	Weighted-average	equity compensation
	exercise	exercise price of,	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a)
----------------------------	-------------------------	------------------------	-------------------------
Equity compensation plans		`
approved by security
holders..................................	922,197	$29.24	318,199

Equity compensation plans
not approved by security
holders..................................
	-	-	-
	---------	--------	---------
Total	922,197	$29.24	318,199
	======	=====	======

ITEM 6.  Selected Financial Data.

	Year Ended 12/31/02 -----------	Year Ended 12/31/01 ------------	Year Ended 12/31/00 ------------	Year Ended 12/31/99 -----------	Year Ended 12/31/98 ------------
	(In thousands, except per share data)
Operating Data:
Revenues
Income from office and parking properties.....	$152,442	$135,968	$118,970	$113,161	$ 95,438
Other income...............................................	3,642	2,829	3,554	1,159	1,045
	----------	-----------	-----------	-----------	-----------
Total revenues	156,084	138,797	122,524	114,320	96,483
Expenses
Operating expenses:
Office and parking properties...................	65,942	57,465	49,397	47,458	40,844
Non-core assets.......................................	34	39	60	112	153
Interest expense......................................	19,006	20,526	16,371	15,346	11,660
Depreciation and amortization..................	27,412	23,788	19,651	17,413	13,256
Interest expense............................................	6,647	5,497	6,927	4,104	4,349
General and administrative and other...........	5,445	5,240	4,689	4,353	3,583
	----------	-----------	-----------	-----------	-----------
Income before gain (loss) , minority interest, dis-
continued operations and extraordinary item	31,598	26,242	25,429	25,534	22,638
Gain (loss) on joint venture interest, real estate
and real estate equity securities......................	(2,068)	1,611	9,471	795	4,788
Minority interest - unit holders...........................	(2)	(3)	(4)	(2)	(1)
	----------	-----------	-----------	-----------	-----------
Income before discontinued operations and
extraordinary item........................................	29,528	27,850	34,896	26,327	27,425
Income from discontinued operations.................	47	-	-	-	-
Gain on sale of real estate from
discontinued operations.............................	770	-	-	-	-
	----------	-----------	-----------	-----------	-----------
Income before extraordinary item..................................	30,345	27,850	34,896	26,327	27,425
Extraordinary loss on early extinguishment of
mortgage notes payable...............................	(833)	(1,302)	-	-	-
	----------	-----------	-----------	-----------	-----------
Net income...................................................	29,512	26,548	34,896	26,327	27,425
Dividends on preferred stock..........................	(5,797)	(5,797)	(5,797)	(5,797)	(3,913)
Dividends on convertible preferred stock.....	(6,257)	(3,249)	-	-	-
	----------	-----------	-----------	-----------	-----------
Net income available to common stockholders...	$ 17,458	$ 17,502	$ 29,099	$ 20,530	$ 23,512
	=======	=======	=======	=======	=======
Net income per common share:
Basic:
Income before discontinued operations
and extraordinary item.............................	$ 1.87	$ 2.01	$ 2.96	$ 2.04	$ 2.24
Discontinued operations...............................	.09	-	-	-	-
Extraordinary loss on early extinguishment
of mortgage notes payable.......................	(.09)	(.14)	-	-	-
	----------	-----------	-----------	-----------	-----------
Net income...................................................	$ 1.87	$ 1.87	$ 2.96	$ 2.04	$ 2.24
	=======	=======	=======	=======	=======
Diluted:
Income before discontinued operations
and extraordinary item...............................	$ 1.84	$ 1.99	$ 2.93	$ 2.01	$ 2.21
Discontinued operations................................	.09	-	-	-	-
Extraordinary loss on early extinguishment
of mortgage notes payable....................	(.09)	(.14)	-	-	-
	--------------	--------------	--------------	--------------	--------------
Net income................................................	$ 1.84	$ 1.85	$ 2.93	$ 2.01	$ 2.21
	=======	=======	=======	=======	=======
Book value per common share (at end of year)..	$ 25.10	$ 25.33	$ 26.51	$ 25.55	$ 25.89
Dividends per common share............................	$ 2.56	$ 2.45	$ 2.12	$ 1.90	$ 1.60
Weighted average shares outstanding:
Basic..............................................................	9,312	9,339	9,825	10,083	10,490
Diluted............................................................	9,480	9,442	9,926	10,197	10,621
Balance Sheet Data:
Office and parking investments, net of
depreciation.............................................	$706,551	$795,860	$596,109	$625,365	$568,244
Real estate equity securities.......................	-	-	23,281	-	-
Total assets................................................	763,937	840,612	655,237	649,369	592,252
Notes payable to banks..............................	141,970	126,044	81,882	86,640	40,896
Mortgage notes payable............................	209,746	304,985	225,470	214,736	201,841
Total liabilities................................................	387,116	465,031	329,488	328,305	264,301
Preferred stock.........................................	66,250	66,250	66,250	66,250	66,250
Convertible preferred stock..........................	75,000	75,000	-	-	-
Stockholders' equity..................................	376,821	375,581	325,749	321,064	327,951

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation.

Financial Condition

Comments are for the balance sheet dated December 31, 2002 compared to the balance sheet dated December 31, 2001.

       In 2002, Parkway continued the application of its strategy of operating and acquiring office properties, joint venturing interests in office assets, as well as liquidating non-core assets and office assets that no longer meet the Company's investment criteria and/or the Company has determined value will be maximized by selling.  During the year ended December 31, 2002, the Company purchased five office properties, sold one office property and sold a 70% joint venture interest.  Total assets decreased $76,675,000, and office and parking properties (before depreciation) decreased $69,889,000 or 8.0%.

       Parkway's direct investment in office and parking properties decreased $89,309,000 net of depreciation, to a carrying amount of $706,551,000 at December 31, 2002 and consisted of 54 operating properties.  During the year ending December 31, 2002, Parkway purchased five office properties as follows (in thousands):

			Date	Purchase
Office Property	Location	Square Feet	Purchased	Price
------------------------------	--------------	---------------	-------------	-------------
The Park on Camelback	Phoenix, AZ	103	05/22/02	$12,355
Viad Corporate Center	Phoenix, AZ	482	05/31/02	58,000
5300 Memorial	Houston, TX	154	06/05/02	12,366
Town & Country Central One	Houston, TX	148	06/05/02	8,076
1717 St. James Place	Houston, TX	110	06/05/02	6,744
		-----		--------
Total		997		$97,541
		===		=====

       During the year ending December 31, 2002, the Company capitalized building improvements and additional purchase expenses of $15,825,000 and recorded depreciation expense of $25,344,000 related to its office and parking properties.

       On May 31, 2002, the Company closed on the cash sale of its 96,000 square foot office property in Indianapolis, Indiana for net proceeds of $3,192,000.  The Company recorded a gain for financial reporting purposes of $770,000 on the sale.  The net proceeds from the sale were used to reduce amounts outstanding on the Company's lines of credit.

       The Company is also considering selling its property in Greenville, South Carolina.  During the year ended December 31, 2002, the Company recorded an impairment loss on the Greenville, South Carolina property in the amount of $1.6 million.  The loss was created largely by rental rate decreases and current conditions within the market.  The estimated fair value of the Greenville property was determined based on current prices of similar properties in the market area.  The decision to sell operating assets will be based upon the Company's analysis of existing markets and competing investment opportunities.

       On May 30, 2002, the Company closed the sale of a 70% interest in our investment in Parkway 233 North Michigan LLC (The "Chicago Joint Venture"), a subsidiary limited liability company that owns the 233 North Michigan Avenue building in Chicago, to an affiliate of Investcorp for a price equal to approximately 70% of the Company's original purchase price of the property plus all capital costs since it acquired the property in June 2001.  Parkway continues to provide management and leasing services for the building on a day-to-day basis.  In connection with the sale, Parkway recognized a $250,000 acquisition fee in accordance with the terms of the joint venture agreement.  The Company recorded a loss of $269,000 on the sale of the 70% interest in the Chicago Joint Venture.

       Prior to the Chicago Joint Venture, the subsidiary that owned 233 North Michigan Avenue was capitalized with equity of approximately $72 million and a 10-year first mortgage with a balance of approximately $105 million as of May 30, 2002.  The first mortgage remained in place as an obligation of the Chicago Joint Venture.  Parkway received net cash proceeds of approximately $55 million from the sale and used the proceeds to purchase new properties and to reduce short-term borrowings under the Company's lines of credit.  The Chicago Joint Venture is accounted for using the equity method of accounting.  Parkway's net investment in the Chicago Joint Venture at December 31, 2002 was $15,209,000.  Under Parkway's new three-year strategic plan, VALUE2, the Company plans to pursue additional joint venture opportunities by venturing with best partners.  Under terms of the existing joint venture agreement with Investcorp, the Company will operate, manage and lease the properties on a day-to-day basis, provide acquisition and construction management services to the ventures and receive fees for providing these services.

       At December 31, 2002, non-core assets, other than mortgage loans, totaled $3,528,000.  During the year ended December 31, 2002, the Company recorded an impairment loss of $205,000 on 11.856 acres of land in New Orleans, Louisiana.  After recording the write down, the carrying value corresponds with the net realizable value of the land, based on market research and comparable sales in the area.  The Company expects to continue its efforts to liquidate its remaining non-core assets.

       During 2002, the note receivable from Moore Building Associates LP decreased a net $946,000 due to payments received on the note.  The note bears interest at a rate of 13% annually.

       Notes payable to banks totaled $141,970,000 at December 31, 2002 and are the result of advances under bank lines of credit to purchase additional office properties and make improvements to office properties and fund development costs.

       Mortgage notes payable without recourse decreased $95,239,000 during the year ending December 31, 2002, as a result of the following (in thousands):

Increase
(Decrease)
------------
Placement of mortgage debt..............................	$ 29,975
Scheduled principal payments............................	(10,966)
Principal paid on early extinguishment of debt.	(9,874)
Mortgage on 233 North Michigan
(now responsibility of the Chicago Joint Venture)	(104,699)
Market value adjustment on reverse swap
interest rate contract.......................................	325
------------
$ (95,239)
========

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

       In 2002, Parkway recognized an extraordinary loss on the early extinguishment of mortgage notes payable in the amount of $833,000.  The extraordinary loss represents the write-off of unamortized loan origination fees and prepayment penalties paid on higher interest rate, lower loan to value, faster amortizing loans.

       The Company expects to continue seeking fixed rate, non-recourse mortgage financing at terms ranging from ten to thirty years on select office building investments as additional capital is needed.  The Company plans to maintain a ratio of debt to total market capitalization from 25% to 50% although such ratio may from time to time temporarily exceed 50%, especially when the Company has incurred significant amounts of short-term debt in connection with acquisitions.  In addition, volatility in the price of the Company's common stock may result in a debt to total market capitalization ratio exceeding 50% from time to time.  In addition to this debt ratio, the Company also monitors interest and fixed charge coverage ratios.  The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization.  This ratio for years ending December 31, 2002 and 2001 was 3.42 and 3.09 times, respectively.  The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to earnings before interest, taxes, depreciation and amortization.  This ratio for the years ending December 31, 2002 and 2001 was 1.80 and 1.70 times, respectively.

       Stockholders' equity increased $1,240,000 during the year ended December 31, 2002 as a result of the following (in thousands):

Increase (Decrease) -----------------
Net income..................................................................	$29,512
Change in market value of interest rate swap..............	1,524
------------
Comprehensive income......................... ................	31,036

Common stock dividends declared.........................	(23,879)
Preferred stock dividends declared..................................	(5,797)
Convertible preferred stock dividends declared.............	(6,257)
Exercise of stock options............................................	2,996
Amortization of unearned compensation........................	2,190
Shares issued in lieu of Directors' fees............................	62
Shares issued through DRIP Plan...................................	1,310
Shares issued - employee excellence recognition program	3
Purchase of Company stock............................................	(424)
----------
$ 1,240
======

       During the year ended December 31, 2002, the Company purchased 14,100 shares of its common stock at an average price of $30.08.  Since June 1998, the Company has purchased a total of 2,141,593 shares if its common stock, which represents approximately 19% of the common stock outstanding when the buyback program was initiated on June 30, 1998.  The Company has the authority to purchase an additional 485,900 shares under its existing authorization from its Board of Directors.

       During 1999 through 2001, the Compensation Committee approved the issuance of shares of restricted stock to officers of the Company as follows (in thousands, except per share data):

		Stock Price
	Number of	Per Share
Date	Shares	at Grant Date	Restricted Stock
-----------	----------------	-------------------	----------------------
03/04/99	150	$28.3750	$4,256
09/14/99	8	$32.1875	258
05/10/00	2	$31.1250	62
11/01/00	6	$28.5625	171
12/11/00	1	$28.5000	29
03/08/01	2	$30.0000	60
	----		--------
	169		$4,836
	===		=====

       The vesting period for the stock was originally stated as 10 years, but would be accelerated to December 31, 2002, if certain operating results were achieved by the Company through the 5 in 50 Plan.  Parkway met the goals set forth in the 5 in 50 Plan.  In February 2003, the Company's Compensation Committee determined that all of the restricted shares were vested.  The Company had fully amortized the restricted shares as of December 31, 2002.

       Since 1999, the Company recorded a total of $4,836,000 as additional paid-in capital when the shares of restricted stock were issued, offset by unearned compensation of the same amount.  The unearned compensation was deducted from stockholders' equity and is fully amortized as of December 31, 2002.  Compensation expense related to the restricted stock of $2,190,000 and $1,272,000 was recognized in 2002 and 2001, respectively.  Pending approval from its shareholders, Parkway anticipates utilizing restricted share grants as incentive compensation for its new  three-year  strategic  plan,  VALUE 2.

Results of Operations

Comments are for the year ended December 31, 2002 compared to the year ended December 31, 2001.

       Net income available for common stockholders for the year ended December 31, 2002 was $17,458,000 ($1.87 per basic common share) as compared to $17,502,000 ($1.87 per basic common share) for the year ended December 31, 2001.  Net income for the year ending December 31, 2002 included a net loss of $1,298,000, which was attributable to the sale of the Chicago Joint Venture; the sale of the Company's only office property in Indianapolis, Indiana; an impairment loss on the Company's only asset in Greenville, South Carolina; and an impairment loss on non-earning land in New Orleans, Louisiana.  Net income for the year ending December 31, 2001 included a net gain on the sale of one office property, land and real estate equity securities totaling $1,611,000.  In addition, net income included an extraordinary loss on the early extinguishment of mortgage notes payable in the amount of $833,000 and $1,302,000 for the years ended December 31, 2002 and 2001, respectively.

Operating Properties.  The primary reason for the change in the Company's net income from office and parking properties for 2002 as compared to 2001 is the net effect of the operations of the following properties purchased, properties sold or joint venture interest sold (in thousands):

Properties Purchased:

		Square
Office Properties	Purchase Date	Feet
-----------------------	-------------------	-----------
233 North Michigan...................................................	06/22/01	1,068
550 Greens Parkway...................................... ....	10/01/01	72
Bank of America Plaza.............................................	12/20/01	418
The Park on Camelback.......................	05/22/02	103
Viad Corporate Center.........................................	05/31/02	484
5300 Memorial....................................................... ...	06/05/02	154
Town & Country Central One...................................	06/05/02	148
1717 St. James Place..............................................	06/05/02	110

Properties Sold:

		Square
Office Properties	Date Sold	Feet
-----------------------	-------------	-----------
Vestavia................................................................	03/30/01	75
Corporate Square West..........................................	05/31/02	96

Joint Venture Interest Sold:

		Square
Office Property/Interest Sold	Date Sold	Feet
---------------------------------------	---------------	-----------
233 North Michigan/70%..........................................	05/30/02	1,068

       Operations of office and parking properties are summarized below (in thousands):

	Year Ended December 31
	-----------------------------------
	2002	2001
	-----------------	---------------
Income.........................................................	$152,442	$135,968
Operating expense.........................................	(65,942)	(57,465)
	----------	----------
	86,500	78,503
Mortgage interest expense.........................	(19,006)	(20,526)
Depreciation and amortization.......................	(27,412)	(23,788)
	-----------	-----------
Income from office and parking properties.........	$ 40,082	$ 34,189
	======	======

Dividend Income.  Dividend income decreased $495,000 for the year ending December 31, 2002 compared to the year ending December 31, 2001.  The decrease is due to the Company's sale of all real estate equity securities held through the RSVP Program during the first quarter of 2001.  Although we currently have no RSVP investments, we will continue to pursue opportunities in the public market in accordance with the RSVP Plan as conditions warrant.

Equity in Earnings of Unconsolidated Joint Ventures.  Equity in earnings of unconsolidated joint ventures increased $762,000 for the year ending December 31, 2002 compared to the year ending December 31, 2001.  This increase is attributable to Parkway's 30% interest in the Chicago Joint Venture in 2002.  Under the terms of the joint venture agreement with Investcorp, Parkway continues to provide management and leasing services for the Chicago Joint Venture on a day-to-day basis.  This also accounts for the $352,000 increase in management company income in 2002 compared to 2001.  Under Parkway's new three-year  strategic plan, VALUE2, Parkway will continue to pursue joint venture opportunities with best partners while maintaining the management and leasing of the properties on a day-to-day basis.

Interest Expense.  The $1,520,000 decrease in interest expense on office properties in 2002 compared to 2001 is primarily due to the  net effect of the early extinguishment of mortgage notes payable, the transfer of a mortgage note payable to the Chicago Joint Venture and new loans placed in 2002 and 2001.  The average interest rate on mortgage notes payable as of December 31, 2002 and 2001 was 7.37% and 7.41%, respectively.

       The $1,150,000 increase in interest expense on bank notes for the year ending December 31, 2002 compared to the year ending December 31, 2001 is primarily due to the increase in the average balance of borrowings outstanding under bank lines of credit from $74,194,000 during 2001 to $127,107,000 during 2002.  In addition, weighted average interest rates on bank lines of credit decreased from 6.44% during 2001 to 4.68% during 2002.

General and Administrative Expense.  General and administrative expenses were $5,029,000 and $4,861,000 for the years ending December 31, 2002 and 2001, respectively.  The net increase of $168,000 is primarily attributable to a few factors.  Due to Parkway's achievement of the 5 in 50 Plan, the restricted shares granted were fully amortized as of December 31, 2002.  Therefore, amortization expense of restricted stock grants increased in 2002 by $917,000.  Pending approval from its shareholders, Parkway anticipates utilizing restricted share grants as incentive compensation for its new three-year strategic plan, VALUE2.

       In 2002, Parkway settled a lawsuit dating back to the early 1990's relating to management of our headquarters building, One Jackson Place, located in Jackson, Mississippi.  The settlement resulted in a $312,000 increase to 2002 general and administrative expense.  We do not anticipate any further costs associated with this matter.

       Finally, increased intercompany management fee income of $945,000 for 2002 compared to 2001 resulted in a decrease in general and administrative expense in 2002.

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

       Operating Properties.  The primary reason for the change in the Company's net income from office and parking properties for 2001 as compared to 2000 was the net effect of the operations of the following properties purchased, constructed or sold (in thousands, except number of spaces):

       Properties Purchased/Constructed:

       ----------------------------------------------

		Square
Office Properties	Purchase Date	Feet
-----------------------	-------------------	----------
Central Station..............................................	08/03/00	133
233 North Michigan.....................................	06/22/01	1,068
550 Greens Parkway....................................	10/01/01	72
Bank of America Plaza...................................	12/20/01	418

Parking Property	Completion Date	Spaces
------------------------	-------------------	----------
Toyota Center Garage.................................	04/01/00	770

       Properties Sold:

       ---------------------

		Square
Office Properties	Date Sold	Feet
-----------------------	-------------	----------
Cherokee.................................................................	06/20/00	54
Courthouse..............................................................	06/20/00	95
Loudoun Plaza..........................................................	06/20/00	72
First Little Rock Plaza...............................................	06/22/00	116
Vestavia....................................................................	03/30/01	75

       Operations of office and parking properties are summarized below (in thousands):

	Year Ended December 31
	-------------------------------
	2001	2000
	----------------	---------------
Income...............................................................	$135,968	$118,970
Operating expense............................................	(57,465)	(49,397)
	----------	----------
	78,503	69,573
Mortgage interest expense...........................................	(20,526)	(16,371)
Depreciation and amortization....................................	(23,788)	(19,651)
	-----------	-----------
Income from office and parking properties..................	$ 34,189	$ 33,551
	=======	=======

       At December 31, 2001, the Company had one office property greater than 10% of total assets, the 233 North Michigan building and adjacent parking garage in Chicago, Illinois with a net book value of $173,108,000 or 20.6% of total assets.

       The effect of the Company's operations related to the 233 North Michigan building and adjacent parking garage included in the operations of office and parking properties since its acquisition on June 22, 2001 was as follows (in thousands):

Year Ended
December 31
2001
---------------
Income.............................................................................	$15,637
Operating expense............................................................	(6,744)
---------
8,893
Mortgage interest expense................................................................	(4,048)
Depreciation and amortization	(2,266)
---------
Income from 233 North Michigan building.......................	$2,579
======

       Dividend Income.  Dividend income decreased $710,000 for the year ending December 31, 2001 compared to the year ending December 31, 2000.  The decrease is due to the Company's sale of all real estate equity securities held through the RSVP Program during the first quarter of 2001.

       Interest and Incentive Management Fee Income.  Interest income earned on the note receivable from Moore Building Associates LP increased $68,000 and the incentive management fee earned from the Toyota Center (formerly Moore Building) increased $125,000 for the year ending December 31, 2001 compared to the year ending December 31, 2000.

       Non-core Assets.  Net losses on operations of other real estate properties held for sale were $39,000 and $60,000 for the years ending December 31, 2001 and 2000, respectively, and consisted of property taxes on land held for sale.

       Interest Expense.  The $4,155,000 increase in interest expense on office properties in 2001 compared to 2000 is primarily due to the mortgage loans assumed and/or new loans placed in 2001 and 2000.  The average interest rate on mortgage notes payable as of December 31, 2001 and 2000 was 7.41% and 7.47%, respectively.

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

       General and Administrative Expense.  General and administrative expenses were $4,861,000 and $3,951,000 for the years ending December 31, 2001 and 2000, respectively.  The net increase of $910,000 is primarily due to the increase in amortization of unearned compensation expense pertaining to the Company's restricted stock shares and additional personnel and related costs as a result of the 28% increase in total assets.

Liquidity and Capital Resources

       Statement of Cash Flows.  Cash and cash equivalents were $1,594,000 and $2,392,000 at December 31, 2002 and December 31, 2001, respectively.   The Company generated $63,529,000 in cash flows from operating activities during the year ended December 31, 2002 compared to $52,448,000 for the same period of 2001.  The Company used $58,582,000 in investing activities during the year ended December 31, 2002.  Proceeds from the sale of an office property and the Chicago Joint Venture interest were $58,602,000 for the year ended December 31, 2002.  In implementing its investment strategy, the Company used $97,823,000 to purchase operating properties.  The Company also spent $20,063,000 to make capital improvements at its office properties and $230,000 toward the Toyota Center Garage real estate redevelopment project.  Cash dividends of $35,499,000 ($2.56 per common share, $2.1875 per Series A preferred share and $2.92 per Series B preferred share) were paid to stockholders, and 14,100 shares of common stock were repurchased for a total of $424,000.  Proceeds from long-term financing were $29,975,000, scheduled principal payments were $10,966,000, and principal payments on early extinguishment of debt were $9,874,000 on mortgage notes payable during the year ended December 31, 2002.  In 2002, Parkway recognized an extraordinary loss on the early extinguishment of debt in the amount of $833,000.

       Liquidity.  The Company plans to continue pursuing the acquisition of additional investments that meet the Company's investment criteria in accordance with the strategies outlined under "Item 1. Business" and intends to use bank lines of credit, proceeds from the sale of non-core assets and office properties, proceeds from the sale of portions of owned assets through joint ventures, possible sale of securities and cash balances to fund those acquisitions.  At December 31, 2002, the Company had $141,970,000 outstanding under two bank lines of credit and a term loan.

       The Company's cash flows are exposed to interest rate changes primarily as a result of its lines of credit used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations.  The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  To achieve its objectives, the Company borrows at fixed rates, but also has a three-year $135 million secured revolving credit facility with a consortium of 13 banks with J.P. Morgan Chase & Co. serving as the lead agent (the "$135 million line") and a one-year $15 million unsecured line of credit with PNC Bank (the "$15 million line").  The interest rates on the lines of credit are equal to the 30-day LIBOR rate plus 112.5 to 137.5 basis points, depending upon overall Company leverage.  The weighted average interest rate on the $15 million line and the $135 million line was 2.68% and 4.98% at December 31, 2002, respectively.

       On June 4, 2002, Parkway entered into a Credit Agreement (the "Credit Agreement") with JP Morgan Chase Bank, as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and other banks as participants.  The Credit Agreement, among other things, provides for a new $35 million one-year term loan facility (the "Term Loan") of which $35 million was drawn upon and paid to Parkway as of June 4, 2002.  Excluding bank fees and closing costs, the Term Loan bears interest at a rate equal to LIBOR plus 112.5 to 137.5 basis points, depending on Parkway's leverage.  Accrued and unpaid interest under the Term Loan is payable monthly with the final interest payment as well as the entire principal amount outstanding thereunder due and payable on June 4, 2003.  The weighted average interest rate on the Term Loan was 2.81% at December 31, 2002.

       The Company's interest rate hedge contracts are summarized as follows (in thousands):

					Fair
					Market Value
					December 31
Type of	Notional	Maturity		Fixed	-----------------------------
Hedge	Amount	Date	Reference Rate	Rate	2002	2001
---------------	-----------	-------------	--------------------------	--------	-----------	-----------
Swap	$51,000	01/15/03	1-Month LIBOR	5.44%	$(170)	$(1,694)
Reverse Swap	$ 5,300	07/15/06	1-Month LIBOR + 3.455%	8.08%	325	-
					--------	--------
					$155	$(1,694)
					=====	=====

       The Company designated the swap as a hedge of the variable interest rates on the Company's borrowings under the $135 million line.  Accordingly, changes in the fair value of the swap are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings.

       During 2002, the Company entered into a reverse swap interest rate contract.  The effect of the reverse swap is to convert a fixed rate mortgage note payable to a variable rate.  The Company does not hold or issue these types of derivative contracts for trading or speculative purposes.

       On January 6, 2003, the Company entered into a $50 million interest rate swap agreement with Southtrust Bank effectively locking the interest rate on this portion of outstanding unsecured, floating rate bank debt at

1.545% through December 31, 2003.  The interest rate swap reduces the company's interest rate risk while it pursues placement of non-recourse, long-term secured mortgages on certain of its recent acquisitions.

       The $15 million line is unsecured and is expected to fund the daily cash requirements of the Company's treasury management system.  This line of credit matures August 3, 2003 and has a current interest rate equal to the 30-day LIBOR rate plus 130 basis points.  The Company paid a facility fee of $15,000 (10 basis points) upon closing of the loan agreement.  Under the $15 million line, the Company does not pay annual administration fees or fees on the unused portion of the line.

       The $135 million line is also unsecured and is expected to fund acquisitions of additional investments.  This line of credit matures June 28, 2004 and has a current interest rate equal to the LIBOR rate plus 137.5 basis points.  The Company paid a facility fee of $225,000 (16.67 basis points) and origination fees of $464,000 (41.85 basis points) upon closing of the loan agreement and pays an annual administration fee of $37,500.  The Company also pays fees on the unused portion of the line based upon overall Company leverage, with the current rate set at 25 basis points.

       The Term Loan is unsecured and is expected to fund acquisitions of additional investments.  The Term Loan matures June 4, 2003 and has a current interest rate equal to the LIBOR rate plus 137.5 basis points.  The Company paid facility and origination fees of $170,000 (48.57 basis points) upon closing of the loan agreement.  The Company does not pay annual administration fees or fees on the unused portion of the Term Loan.

       At December 31, 2002, the Company had $209,746,000 of non-recourse fixed rate mortgage notes payable with an average interest rate of 7.37% secured by office properties and $141,970,000 drawn under bank lines of credit and the Term Loan.  Parkway's pro rata share of unconsolidated joint venture debt was $31,420,000 with an average interest rate of 7.36% at December 31, 2002.  Based on the Company's total market capitalization of approximately $853,673,000 at December 31, 2002 (using the December 31, 2002 closing price of $35.08 per common share), the Company's debt represented approximately 44.9% of its total market capitalization.  The Company plans to maintain a ratio of debt to total market capitalization from 25% to 50% although such ratio may from time to time temporarily exceed 50%, especially when the Company has incurred significant amounts of short-term debt in connection with acquisitions.  In addition, volatility in the price of the Company's common stock may result in a debt to market capitalization exceeding 50% from time to time.  In addition to this debt ratio, the Company also monitors interest and fixed charge coverage ratios.  The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization.  This ratio for the year ending December 31, 2002 and 2001 was 3.42 and 3.09 times, respectively.  The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to earnings before interest, taxes, depreciation and amortization.  This ratio for the year ending December 31, 2002 and 2001 was 1.80 and 1.70 times, respectively.

       The table below presents the principal payments due and weighted average interest rates for the fixed rate debt.

	Average	Fixed Rate Debt
	Interest Rate	(In thousands)
	----------------	-------------------
2003	7.37%	$ 11,062
2004	7.37%	11,899
2005	7.37%	12,804
2006	7.36%	17,669
2007	7.36%	14,294
Thereafter	7.55%	142,018
		----------
Total		$209,746
		======

Fair value at 12/31/02		$224,227
		======

       The Company presently has plans to make additional capital improvements at its office properties in 2003 of approximately $20,721,000.  These expenses include tenant improvements, capitalized acquisition costs and capitalized building improvements.  Approximately $4,269,000 of these improvements relate to upgrades on properties acquired in recent years that were anticipated at the time of purchase.  All such improvements are expected to be financed by cash flow from the properties and advances on the bank lines of credit.

       The Company anticipates that its current cash balance, operating cash flows, proceeds from the sale of office properties held for sale, proceeds from the sale of portions of owned assets through joint ventures, possible sale of securities and borrowings (including borrowings under the working capital line of credit and the Term Loan) will be adequate to pay the Company's (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders, (iv) capital improvements, and (v) normal repair and maintenance expenses at its properties both in the short and long term.

Critical Accounting Policies and Estimates

       General.  Our investments are generally made in office properties.  We are, therefore, generally subject to risks incidental to the ownership of real estate.  Some of these risks include changes in supply or demand for office properties or tenants for such properties in an area in which we have buildings; changes in real estate tax rates; and changes in federal income tax, real estate and zoning laws.  Our discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements.  Our Consolidated Financial Statements include the accounts of Parkway Properties, Inc. and its majority owned subsidiaries.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period.  Actual results could differ from our estimates.

       The accounting policies and estimates used in the preparation of our Consolidated Financial Statements are more fully described in the notes to our Consolidated Financial Statements.  However, certain of our significant accounting policies are considered critical accounting policies due to the increased level of assumptions used or estimates made in determining their impact on our Consolidated Financial Statements.

       We consider our critical accounting policies and estimates to be those used in the determination of the reported amounts and disclosure related to the following:

       (1)  Impairment or disposal of long-lived assets and

       (2)  Allowance for doubtful accounts

       Impairment or Disposal of Long-Lived Assets.  Changes in the supply or demand of tenants for our properties could impact our ability to fill available space.  Should a significant amount of available space exist for an extended period, our investment in a particular office building may be impaired.  We evaluate our real estate assets upon the occurrence of significant adverse changes to assess whether any impairment indicators are present that affect the recovery of the carrying amount.

       Real estate assets are classified as held for sale or held and used in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".  In accordance with SFAS No. 144, we record assets held for sale at the lower of carrying amount or fair value less cost to sell.  With respect to assets classified as held and used, we recognize an impairment loss to the extent the carrying amount is not recoverable and exceeds its fair value.

       In 2002, the Company recorded an impairment loss on its office property in Greenville, South Carolina in the amount of $1.6 million and on 11.856 acres of non-earning land in New Orleans, Louisiana in the amount of $205,000.  The loss on the Greenville property was created largely by rental rate decreases and current conditions within the market.  The loss on the New Orleans land was computed based on market research and comparable sales in the area and necessary to reflect the land at fair value less cost to sell.

       Allowance for Doubtful Accounts.  Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future.  Our receivable balance is comprised primarily of rents and operating expense recoveries due from tenants.  Change in the supply of or demand for office properties could impact our tenants' ability to honor their lease obligations, which could in turn affect our recorded revenues and estimates of the collectibility of our receivables.  Revenue from real estate rentals is recognized and accrued as earned on a pro rata basis over the term of the lease.  We regularly evaluate the adequacy of our allowance for doubtful accounts considering such factors as credit quality of our tenants, delinquency of payment, historical trends and current economic conditions.  We provide an allowance for doubtful accounts for tenant balances that are over 90 days past due and for specific tenant receivables for which collection is considered doubtful.  Actual results may differ from these estimates under different assumptions or conditions.

Funds From Operations and Funds Available for Distribution

       Management believes that funds from operations ("FFO") is an appropriate measure of performance for equity REITs and computes this measure in accordance with the National Association of Real Estate Investment Trusts' ("NAREIT") definition of FFO.  We believe FFO is helpful to investors as a supplemental measure that enhances the comparability of our operations by adjusting net income for items not reflective of our principal and recurring operations.  In addition, FFO has widespread acceptance and use within the REIT and analyst communities.  Funds from operations is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles "GAAP"), excluding gains or losses from sales of property and extraordinary items under GAAP, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.  In 2002, NAREIT clarified that FFO related to assets held for sale, sold or otherwise transferred and included in results of discontinued operations should continue to be included in consolidated FFO.  This clarification is effective January 1, 2002, and calculation of

FFO based on this clarification should be shown for all periods presented in financial statements or tables.  We believe that in order to facilitate a clear understanding of our operating results, FFO should be examined in conjunction with the net income as presented in our audited consolidated financial statements and notes thereto included elsewhere in this Form 10-K.  Funds from operations do not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States and is not an indication of cash available to fund cash needs.  Funds from operations should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

      The computation of funds available for distribution ("FAD") is equal to FFO increased by amortization of restricted stock grants and reduced by rental income from straight-line rents, non-revenue enhancing capital expenditures for building improvements, tenant improvements and leasing costs.  Adjustments for unconsolidated joint ventures are calculated on the same basis.

       The following table presents a reconciliation of the Company's net income to FFO and FAD for the years ended December 31, 2002 and 2001 (in thousands):

	Year Ended December 31

	------------------------------
	2002	2001
	-------------	-------------
Net income......................................................................................	$29,512	$26,548
Adjustments to derive funds from operations:
Extraordinary items........................................................................	833	1,302
Depreciation and amortization......................................................	27,412	23,788
Depreciation and amortization - discontinued operations..................	22	-
Adjustments for unconsolidated joint ventures...............................	861	11
Preferred dividends................................................................	(5,797)	(5,797)
Convertible preferred dividends....................................................	(6,257)	(3,249)
(Gain) loss on real estate and joint venture interest.........................	1,093	35
Amortization of deferred gains and other................................	(9)	(5)
	------------	------------
Funds from operations................................................................	47,670	42,633
Adjustments to derive funds available for distribution:
Amortization of restricted stock grants........................................	2,190	1,272
Straight-line rents.......................................................................	(2,229)	(1,992)
Adjustments for unconsolidated joint ventures..............................	(881)	-
Building improvements...........................................................	(2,729)	(2,472)
Tenant improvements - new leases................................................	(6,251)	(4,137)
Tenant improvements - renewal leases..........................................	(3,979)	(5,305)
Leasing costs - new leases......................................................	(3,305)	(1,896)
Leasing costs - renewal leases.....................................................	(1,445)	(1,106)
	------------	------------
Funds available for distribution...................................................	$29,041	$26,997
	========	========

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

       As of December 31, 2002, total outstanding debt was approximately $351,716,000 of which $141,970,000 or 40.4%, is variable rate debt.  If market rates of interest on the variable rate debt fluctuate by 10% (or approximately 42 basis points), the change in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $596,000 annually.

ITEM 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors

Parkway Properties, Inc.

We have audited the accompanying consolidated balance sheets of Parkway Properties, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002.  Our audits also included the financial statement schedule listed in the index under Item 15.  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Parkway Properties, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

                                                                                                                  Ernst & Young LLP

Jackson, Mississippi
January 31, 2003

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31	December 31
	2002	2001
	----------------	-------------------
Assets
Real estate related investments:
Office and parking properties..............................................................	$806,000	$875,889
Accumulated depreciation.....................................................................	(99,449)	(80,029)
	------------	------------
	706,551	795,860

Land available for sale......................................................................	3,528	3,733
Note receivable from Moore Building Associates LP.........................	5,996	6,942
Mortgage loans.......................................................................................	869	877
Investment in unconsolidated joint ventures.......................................	15,640	416
	------------	------------
	732,584	807,828

Interest, rents receivable and other assets................................................	29,759	30,392
Cash and cash equivalents..........................................................................	1,594	2,392
	------------	------------
Total assets...........................................................................................	$763,937	$840,612
	========	========
Liabilities
Notes payable to banks........................................................................	$141,970	$126,044
Mortgage notes payable without recourse..............................................	209,746	304,985
Accounts payable and other liabilities........................................................	35,400	34,002
	------------	------------
Total liabilities.............................................................................................	387,116	465,031
	-------------	-------------
Stockholders' Equity
8.75% Series A Preferred stock, $.001 par value, 2,750,000 shares authorized
and 2,650,000 shares issued and outstanding......................................	66,250	66,250
8.34% Series B Cumulative Convertible Preferred stock, $.001 par value,
2,142,857 shares authorized, issued and outstanding.........................	75,000	75,000
Series C Preferred stock, $.001 par value, 400,000 shares authorized,
no shares issued...........................................................	-	-
Common stock, $.001 par value, 64,707,143 shares authorized, 9,385,420 and 9,249,954 shares issued and outstanding in 2002 and 2001,
respectively.	9	9
Excess stock, $.001 par value, 30,000,000 shares authorized, no shares
issued.	-	-
Additional paid-in capital...........................................................................	199,979	196,032
Unearned compensation........................................................................	-	(2,190)
Accumulated other comprehensive loss........................................................	(170)	(1,694)
Retained earnings...................................................................................	35,753	42,174
	-------------	-------------
Total stockholders' equity......................................................................	376,821	375,581
	-------------	-------------
Total liabilities and stockholders' equity.................................................	$763,937	$840,612
	========	========

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31 ----------------------------------------
	2002	2001	2000
	-------------	-------------	-------------
Revenues
Income from office and parking properties...................................	$152,442	$135,968	$118,970
Management company income......................................................	1,197	845	922
Interest on note receivable from Moore Building Associates LP......	895	873	805
Incentive management fee from Moore Building Associates LP......	325	316	191
Dividend income...........................................................................	-	495	1,205
Equity in earnings of unconsolidated joint ventures..........................	824	62	47
Other income and deferred gains................................................	401	238	384
	-------------	-------------	------------
	156,084	138,797	122,524
	-------------	-------------	------------
Expenses
Office and parking properties:
Operating expense....................................................................	65,942	57,465	49,397
Interest expense:
Contractual.........................................................................	18,766	20,279	16,195
Amortization of loan costs......................................................	240	247	176
Depreciation and amortization....................................................	27,412	23,788	19,651
Operating expense for other real estate properties..................................	34	39	60
Interest expense on bank notes:
Contractual...............................................................................	6,055	4,800	6,389
Amortization of loan costs.........................................................	592	697	538
Management company expenses.................................................	416	379	738
General and administrative..............................................................	5,029	4,861	3,951
	-------------	-------------	-------------
	124,486	112,555	97,095
	-------------	-------------	-------------
Income before gain (loss), minority interest, discontinued
operations and extraordinary item.........................................	31,598	26,242	25,429
Gain (loss) on sale of joint venture interest, real estate and real estate equity securities	(474)	1,611	9,471
Impairment loss on office property.......................................................	(1,594)	-	-
Minority interest - unit holders...........................................................	(2)	(3)	(4)
	-------------	-------------	-------------
Income before discontinued operations and extraordinary item.......	29,528	27,850	34,896

Discontinued operations:
Income from discontinued operations.............................................	47	-	-
Gain on sale of real estate from discontinued operations....................	770	-	-
	-------------	-------------	-------------
Income before extraordinary item....................................................	30,345	27,850	34,896
Extraordinary loss on early extinguishment of mortgage notes payable.....	(833)	(1,302)	-
	-------------	-------------	-------------
Net income.......................................................................................	29,512	26,548	34,896
Change in unrealized gain on real estate equity securities........................	-	(821)	821
Change in market value of interest rate swap........................................	1,524	(1,694)	-
	-------------	-------------	-------------
Comprehensive income....................................................................	$ 31,036	$ 24,033	$ 35,717
	======	======	======
Net income available to common stockholders:
Net income............................................................................................	$ 29,512	$ 26,548	$ 34,896
Dividends on preferred stock.................................................................	(5,797)	(5,797)	(5,797)
Dividends on convertible preferred stock...............................................	(6,257)	(3,249)	-
	-------------	-------------	-------------
Net income available to common stockholders...............................	$ 17,458	$ 17,502	$ 29,099
	======	======	======
Net income per common share:
Basic:
Income excluding discontinued operations and extraordinary item......	$ 1.87	$ 2.01	$ 2.96
Discontinued operations.................................................................	.09	-	-
Extraordinary item.............................................................................	(.09)	(.14)	-
	-------------	-------------	-------------
Net income...........................................................................................	$ 1.87	$ 1.87	$ 2.96
	======	======	======
Diluted:
Income excluding discontinued operations and extraordinary item..........	$ 1.84	$ 1.99	$ 2.93
Discontinued operations...................................................................	.09	-	-
Extraordinary item.............................................................................	(.09)	(.14)	-
	-------------	-------------	-------------
Net income.........................................................................................	$ 1.84	$ 1.85	$ 2.93
	======	======	======
Dividends per common share.......................................................	$ 2.56	$ 2.45	$ 2.12
	======	======	======
Weighted average shares outstanding:
Basic.................................................................................................	9,312	9,339	9,825
	======	======	======
Diluted...............................................................................................	9,480	9,442	9,926
	======	======	======

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Year Ended December 31
	------------------------------------------------------
	2002	2001	2000
	------------------	------------------	------------------
8.75% Series A Preferred stock, $.001 par value
Balance at beginning of year........................	$ 66,250	$ 66,250	$ 66,250
	--------------	--------------	--------------
Balance at end of year......................................	66,250	66,250	66,250
	--------------	--------------	--------------
8.34% Series B Cumulative Convertible Preferred stock, $.001 par value
Balance at beginning of year............................	75,000	-	-
Shares issued - stock offerings...................	-	75,000	-
	--------------	--------------	--------------
Balance at end of year......................................	75,000	75,000	-
	--------------	--------------	--------------
Common stock, $.001 par value
Balance at beginning of year.............................	9	10	10
Purchase of Company stock.......................	-	(1)	-
	--------------	--------------	--------------
Balance at end of year.....................................	9	9	10
	--------------	--------------	--------------
Additional paid-in capital
Balance at beginning of year..........................	196,032	214,568	220,526
Stock options exercised................................	2,996	1,343	130
Shares issued in lieu of Directors' fees.........	62	55	70
Restricted shares issued..............................	-	60	262
Reclassification for issuance of restricted shares	-	-	(843)
Shares issued - employee excellence
recognition program...............................	3	2	-
Shares issued - DRIP Plan	1,310	-	-
Shares issued - stock offerings...................	-	(1,994)	-
Purchase of Company stock.......................	(424)	(18,002)	(5,577)
	---------------	---------------	--------------
Balance at end of year...................................	199,979	196,032	214,568
	---------------	---------------	--------------
Unearned compensation
Balance at beginning of year..........................	(2,190)	(3,402)	(4,923)
Restricted shares issued...........................	-	(60)	(262)
Reclassification for issuance of restricted shares	-	-	843
Amortization of unearned compensation...	2,190	1,272	940
	--------------	--------------	--------------
Balance at end of year.................................	-	(2,190)	(3,402)
	--------------	--------------	--------------
Accumulated other comprehensive income (loss)
Balance at beginning of year..........................	(1,694)	821	-
Change in net unrealized gain (loss) on real
estate equity securities..........................	-	(821)	821
Change in market value of interest rate swap.	1,524	(1,694)	-
	--------------	--------------	--------------
Balance at end of year....................................	(170)	(1,694)	821
	--------------	--------------	--------------
Retained earnings
Balance at beginning of year..........................	42,174	47,502	39,201
Net income................................................	29,512	26,548	34,896
Preferred stock dividends declared...........	(5,797)	(5,797)	(5,797)
Convertible preferred stock dividends declared	(6,257)	(3,249)	-
Common stock dividends declared.................	(23,879)	(22,830)	(20,798)
	--------------	--------------	--------------
Balance at end of year..................................	35,753	42,174	47,502
	--------------	--------------	--------------
Total stockholders' equity................................	$376,821	$375,581	$325,749
	=========	=========	=========

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31
	---------------------------------------------------
	2002	2001	2000
	-----------------	-----------------	-----------------
Operating activities
Net income...............................................	$ 29,512	$ 26,548	$ 34,896
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation and amortization.................	27,412	23,788	19,651
Depreciation and amortization -
discontinued operations.......................	22	-	-
Amortization of loan costs.........................	832	944	714
Amortization of unearned compensation.....	2,190	1,272	940
Extraordinary loss on early extinguishment
of debt..............................................	833	1,302	-
(Gain) loss on real estate available for sale, office
property and real estate equity securities....	1,029	(1,611)	(9,471)
Loss on sale of joint venture interest..............	269	-	-
Equity in earnings of consolidated joint ventures	(824)	(62)	(47)
Other.........................................................	(11)	(8)	(22)
Changes in operating assets and liabilities:
Increase in receivables and other assets....	(5,150)	(9,617)	(3,947)
Increase (decrease) in accounts payable
andaccrued expenses.........	7,415	9,892	(4,916)
	---------------	---------------	---------------
Cash provided by operating activities............	63,529	52,448	37,798
	---------------	---------------	---------------
Investing activities
Payments received on mortgage loans.................	8	6	9
Net decrease in note receivable from
Moore Building Associates LP...................	946	1,921	9,495
Distributions from unconsolidated joint ventures...	1,641	34	20
Investment in unconsolidated joint venture......	(1,663)	-	-
Purchases of real estate related investments.........	(97,823)	(213,847)	(16,499)
Purchases of real estate equity securities..........	-	-	(32,588)
Proceeds from sales of joint venture interest, real
estate and real estate equity securities...........	58,602	29,503	49,883
Real estate development.................................	(230)	(42)	(8,240)
Improvements to real estate related investments...	(20,063)	(15,726)	(14,274)
	---------------	---------------	---------------
Cash used in investing activities...................	(58,582)	(198,151)	(12,194)
	---------------	---------------	---------------
Financing activities
Principal payments on mortgage notes payable...	(20,840)	(26,485)	(10,266)
Net proceeds from (payments on) bank borrowings	17,450	42,468	(4,758)
Proceeds from long-term financing..................	29,975	106,000	21,000
Prepayment premium on early extinguishment
of debt...............	(713)	(1,102)	-
Stock options exercised....................................	2,996	1,343	130
Dividends paid on common stock....................	(23,445)	(22,416)	(20,456)
Dividends paid on preferred stock....................	(12,054)	(7,481)	(5,797)
Purchase of Company stock.............................	(424)	(18,003)	(5,577)
Proceeds from DRIP Plan..................................	1,310	-	-
Proceeds from stock offerings.........................	-	73,006	-
	---------------	---------------	---------------
Cash (used in) provided by financing activities	(5,745)	147,330	(25,724)
	---------------	---------------	---------------
Increase (decrease) in cash and cash equivalents	(798)	1,627	(120)
Cash and cash equivalents at beginning of year	2,392	765	885
	---------------	---------------	---------------
Cash and cash equivalents at end of year......	$ 1,594	$ 2,392	$ 765
	=========	=========	=========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

NOTE A - Summary of Significant Accounting Policies

Principles of consolidation

       The consolidated financial statements include the accounts of Parkway Properties, Inc. ("Parkway" or "the Company") and its majority owned subsidiaries.  All significant intercompany transactions and accounts have been eliminated.

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

Investment in unconsolidated joint ventures

       As of December 31, 2002, Parkway has two investments in unconsolidated joint ventures, which are accounted for using the equity method of accounting.  Parkway's investments in unconsolidated joint ventures consist of a 50% interest in Wink-Parkway Partnership and a 30% interest in Parkway 233 North Michigan, LLC.  We have a non-controlling interest in these investments and account for our interest using the equity method of accounting.  Therefore, we report our share of income and losses based on our ownership interest in these entities.  We classify our interests as non-controlling when we hold less than a majority voting interest in the entity.

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

       The Company evaluates its real estate assets upon occurrence of significant adverse changes in their operations to assess whether any impairment indicators are present that affect the recovery of the carrying amount.  Real estate assets are classified as held for sale or held and used in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".  In accordance with SFAS No. 144, we record assets held for sale at the lower of carrying amount or fair value less cost to sell.  With respect to assets classified as held and used, we recognize and impairment loss to the extent the carrying amount is not recoverable and exceeds its fair value.

       Management continually evaluates the Company's office buildings and the markets where the properties are located to ensure that these buildings continue to meet their investment criteria.  During 1998, management implemented a self management strategy for the Company's office buildings which requires the Company to have minimum square footage in an area in order for the strategy to be cost effective.  If the office properties no longer meet management's investment criteria or the management of the building is not cost effective, management may consider a sale of the office property.  If such a sale becomes probable, the office property is classified as held for sale.

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

       Non-core assets (see Note F) are carried at the lower of cost or fair value minus estimated costs to sell.  Operating real estate held for investment is stated at the lower of cost or net realizable value.  In 2002, an impairment loss of $205,000 was recorded on 11.856 acres of land in New Orleans, Louisiana.  The loss on the land was computed based on market research and comparable sales in the area.

Real estate equity securities

       Real estate equity securities owned by the Company, if any, are categorized as available-for-sale securities, as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and are reflected at market.  Net unrealized gains and losses are reflected in comprehensive income as a separate component of stockholders' equity until realized.  As of December 31, 2002 and 2001, Parkway did not own any real estate equity securities.

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

Derivative Financial Instruments

       The Company follows SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and recognizes all derivative instruments on the balance sheet at their fair value.  Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.  The ineffective portion of the hedge, if any, is immediately recognized in earnings.

Stock based compensation

       The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to or above the fair value of the shares at the date of grant.  The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" (the intrinsic value method), and accordingly, recognizes no compensation expense for the stock option grants.  The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31
	---------------------------------------
	2002	2001	2000
	----------	----------	-----------
Net income available to common stockholders.................................	$17,458	$17,502	$29,099
Stock based employee compensation costs assuming fair value method..	(763)	(1,083)	(887)
	----------	----------	-----------
Pro forma net income available to common stockholders...............	$16,695	$16,419	$28,212
	======	======	======
Pro forma net income per common share:
Basic:
Net income available to common stockholders..............................	$ 1.87	$ 1.87	$ 2.96
Stock based employee compensation costs assuming fair value method	(.08)	(.11)	(.09)
	----------	----------	-----------
Pro forma net income per common share.................................	$ 1.79	$ 1.76	$ 2.87
	======	======	======
Diluted:
Net income available to common stockholders..............................	$ 1.84	$ 1.85	$ 2.93
Stock based employee compensation costs assuming fair value method	(.08)	(.11)	(.09)
	----------	----------	-----------
Pro forma net income per common share....................................	$ 1.76	$ 1.74	$ 2.84
	======	======	======

       The Company also accounts for restricted stock in accordance with APB No. 25 and accordingly, compensation expense is recognized over the expected vesting period.

Income taxes

       The Company is a REIT for federal income tax purposes.  A corporate REIT is a legal entity that holds real estate assets, and through distributions to stockholders, is permitted to reduce or avoid the payment of Federal income taxes at the corporate level.  To maintain qualification as a REIT, the Company is subject to a number of organizational and operational requirements, including a requirement that it currently distribute to stockholders at least 90% of its annual REIT taxable income.

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

     The computation of diluted EPS is as follows:

	Year Ended December 31
	---------------------------------------
	2002	2001	2000
	-------------	-------------	-------------
	(in thousands, except per share data)
Numerator:
Basic and diluted net income
available to common stockholders.........................................	$17,458	$17,502	$29,099
	======	======	======
Denominator:
Basic weighted average shares............................	9,312	9,339	9,825

Effect of employee stock options and warrants.......................	168	103	101
	---------	---------	---------
Diluted weighted average shares.............................................	9,480	9,442	9,926
	======	======	======
Diluted earnings per share...................................................	$ 1.84	$ 1.85	$ 2.93
	======	======	======

       The computation of diluted EPS did not assume the conversion of the 8.34% Series B cumulative convertible preferred stock because their inclusion would have been antidilutive.

Reclassifications

       Certain reclassifications have been made in the 2001 and 2000 consolidated financial statements to conform to the 2002 classifications with no impact on previously reported net income or stockholders' equity.

New Accounting Pronouncements

       In the first quarter of 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".  SFAS No. 144  supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", however, it retains the fundamental provisions of SFAS No 121 related to the recognition and measurement of the impairment of long-lived assets to be "held and used".  In addition, SFAS No. 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of other than by sale (e.g., abandoned) be classified as "held and used" until it is disposed of and establishes more restrictive criteria to classify an asset as "held for sale."  The adoption of SFAS No. 144 had no effect on the Company's consolidated results of operations or financial position.

       In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections".  SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4 unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30.  SFAS No. 145 also amends SFAS No.13 to require certain modifications to capital leases to be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor).  The company is required to adopt SFAS No. 145 in the first quarter of 2003.  Management does not anticipate that the adoption of SFAS No. 145 will have a significant effect on the Company's consolidated results of operations or financial position.

Note B - Investment in Office and Parking Properties

       At December 31, 2002, Parkway owned or had a direct interest in 54 office and parking properties located in nine states with an aggregate of 8,525,000 square feet of leasable space.  The purchase price of office properties acquired during the year ended December 31, 2002 is as follows:

Cost
Market Location	(in thousands)
-----------------------	------------------
Phoenix, AZ........................	$70,355
Houston, TX...................	27,186
----------
$97,541
======

       The unaudited pro forma effect on the Company's results of operations of the 2002 purchases as if the purchases had occurred on January 1, 2001 is as follows (in thousands, except per share data):

	Year Ended
	December 31
	-------------------------
	2002	2001
	------------	-------------
Revenues..................................	$ 9,334	$20,433
Net income.....................	$ 3,783	$ 8,290
Basic earnings per share..	$ .41	$ .89
Diluted earnings per share.....	$ .40	$ .88

       Pro forma results do not purport to be indicative of actual results had the purchase been made at January 1, 2001, or the results that may occur in the future.

       On May 30, 2002, Parkway sold a 70% interest in its investment in Parkway 233 North Michigan LLC (the "Chicago Joint Venture"), a subsidiary limited liability company that owns the 233 North Michigan Avenue building in Chicago, to an affiliate of Investcorp International, Inc. ("Investcorp") for a price equal to approximately 70% of the Company's original purchase price of the property plus all capital costs since it acquired the property in June 2001.  Parkway continues to provide management and leasing for the building on a day-to-day basis.  In connection with the sale, Parkway recognized a $250,000 acquisition fee in accordance with the terms of the joint venture agreement.  The Company recorded a loss on the sale of the 70% interest in the Chicago Joint Venture of $269,000.

       Prior to the Chicago Joint Venture, the subsidiary that owned 233 North Michigan Avenue was capitalized with equity of approximately $72 million and a 10-year first mortgage with a balance of approximately $105 million as of May 30, 2002.  The first mortgage remained in place as an obligation of the Chicago Joint Venture.  Parkway received net cash proceeds of approximately $55 million from the sale and used the proceeds to purchase new properties and to reduce short-term borrowings under the Company's lines of credit.  The Chicago Joint Venture is accounted for using the equity method of accounting.

       On May 31, 2002, the Company closed on the sale of its 96,000 square foot office property in Indianapolis, Indiana for net proceeds of $3,192,000.  The Company recorded a gain for financial reporting purposes of $770,000 on the sale.  The net proceeds from the sale were used to reduce amounts outstanding on the Company's lines of credit.

       In 2002, the Company recorded an impairment loss on its office property in Greenville, South Carolina in the amount of $1.6 million.  The loss on the Greenville property was created largely by rental rate decreases and current conditions within the market.  The estimated fair value of the Greenville property was determined based upon current prices of similar properties in the market area.

       The following is a schedule by year of future approximate minimum rental receipts under noncancelable leases for office buildings owned as of December 31, 2002 (in thousands):

2003..................................................	$119,421
2004..................................................	107,374
2005..................................................	86,608
2006..................................................	66,700
2007..................................................	50,788
Subsequently..................................	141,452
------------
$572,343
======

Note C - Investment in Unconsolidated Joint Ventures

       In addition to the 54 office and parking properties owned directly, the Company is also invested in two joint ventures with unrelated investors.  Parkway retained a minority interest of 30% in one joint venture and 50% in the other.  These investments are accounted for using the equity method of accounting, as Parkway does not control either of these joint ventures.  Accordingly, the assets and liabilities of the joint ventures are not included on Parkway's consolidated balance sheets as of December 31, 2002 and 2001.  Information relating to these consolidated joint ventures is detailed below.

       Parkway owns a 30% interest in the Chicago Joint Venture.  The carrying amount of the joint venture interest at December 31, 2002 was $15,209,000.  In addition, the Company owns a 50% interest in an office property in New Orleans, Louisiana known as the Wink Building.  The building is 100% leased and occupied by the other 50% partner.  The carrying amount of the joint venture interest at December 31, 2002 and 2001 was $431,000 and $416,000, respectively.

       Balance sheet information for the unconsolidated joint ventures is summarized below as of December 31, 2002 and December 31, 2001 (in thousands):

Balance Sheet Information
-------------------------------------------------------------------------------------------------------------------
	December 31, 2002			December 31, 2001
	-------------------------------------			------------------------------------
	233 North	Wink	Combined	233 North	Wink	Combined
	Michigan	Building	Total	Michigan	Building	Total
-------------------------------------------------------------------------------------------------------------------
Unconsolidated Joint Ventures (at 100%):
Real Estate, Net................................	$172,073	$1,303	$173,376	$ -	$1,328	$1,328
Other Assets......................................	16,416	159	16,575	-	177	177
	------------	--------	------------	--------	--------	--------
Total Assets...................................	$188,489	$1,462	$189,951	$ -	$1,505	$1,505
	======	====	======	====	====	====
Mortgage Debt................................	$103,741	$ 596	$104,337	$ -	$ 661	$ 661
Other Liabilities..............................	11,630	2	11,632	-	15	15
Partners'/Shareholders' Equity........	73,118	864	73,982	-	829	829
	------------	--------	------------	--------	--------	--------
Total Liabilities and
Partners'/Shareholders' Equity	$188,489	$1,462	$189,951	$ -	$1,505	$1,505
	======	====	======	====	====	====
Parkway's Share of Unconsolidated Joint Ventures:
Real Estate, Net............................	$ 51,622	$ 652	$ 52,274	$ -	$ 664	$ 664
	======	====	======	====	====	====
Mortgage Debt............................	$ 31,122	$ 298	$ 31,420	$ -	$ 331	$ 331
	======	====	======	====	====	====
Net Investment in Joint Ventures.....	$ 15,209	$ 431	$ 15,640	$ -	$ 416	$ 416
	======	====	======	====	====	====

       Income statement information for the unconsolidated joint ventures is summarized below for the years ending December 31, 2002 and 2001 (in thousands):

Results of Operations
-------------------------------------------------------------------------------------------------------------------
	For the Year Ended			For the Year Ended
	December 31, 2002			December 31, 2001
	----------------------------------			----------------------------------
	233 North	Wink	Combined	233 North	Wink	Combined
	Michigan	Building	Total	Michigan	Building	Total
-------------------------------------------------------------------------------------------------------------------
Unconsolidated Joint Ventures (at 100%):
Revenues.......................................................	$19,537	$304	$19,841	$ -	$284	$284
Operating Expenses.....................................	(8,646)	(89)	(8,735)	-	(77)	(77)
	-----------	-------	-----------	-----------	--------	-------
Net Operating Income....................	10,891	215	11,106	-	207	207
Interest Expense............................	(5,469)	(54)	(5,523)	-	(60)	(60)
Loan Cost Amortization.................	(70)	(3)	(73)	-	(3)	(3)
Depreciation and Amortization........	(2,831)	(23)	(2,854)	-	(22)	(22)
	-----------	--------	------------	-----------	--------	--------
Net Income....................................	$ 2,521	$135	$ 2,656	$ -	$122	$122
	======	====	======	======	====	====
Parkway's Share of Unconsolidated Joint Ventures:
Net Income........................................	$ 756	$ 68	$ 824	$ -	$ 62	$ 62
	======	====	======	======	====	====
Interest Expense..............................	$ 1,641	$ 27	$ 1,668	$ -	$ 30	$ 30
	======	====	======	======	====	====
Loan Cost Amortization................	$ 21	$ 2	$ 23	$ -	$ 2	$ 2
	======	====	======	======	====	====
Depreciation and Amortization.............	$ 849	$ 12	$ 861	$ -	$ 11	$ 11
	======	====	======	======	====	====

       Parkway's share of the unconsolidated joint ventures' debt is as follows for December 31, 2002 and 2001 (in thousands):

				Outstanding Balance
			Monthly	---------------------------
Description	Fixed Rate	Maturity	Debt Service	12/31/02	12/31/01
---------------------------------------------------------------------------------------------------------------
Mortgage Notes Payable:
233 North Michigan Avenue............	7.350%	07/11/11	$ 229	$ 31,122	$ -
Wink Building.................................	8.625%	07/01/09	5	298	331
			----------	------------	----------
			$ 234	$ 31,420	$ 331
			======	=======	======
Weighted Average Interest Rate at End of Period				7.362%	8.625%
				=======	======

       Parkway's share of the scheduled principal payments on mortgage debt for the unconsolidated joint ventures for each of the next five years and thereafter through maturity as of December 31, 2002 and 2001 are as follows (in thousands):

	Scheduled Amortization
	----------------------------------------
	233 North	Wink
Schedule of Mortgage Maturities by Year:	Michigan	Building	Total
	----------------------------------------
2003.........................................................................	$ 522	$ 35	$ 557
2004.........................................................................	561	38	599
2005.........................................................................	602	42	644
2006.........................................................................	647	46	693
2007.........................................................................	695	50	745
Thereafter..............................................................	28,095	87	28,182
	----------	------	----------
	$31,122	$298	$31,420
	======	====	======

Note D - Note Receivable from Moore Building Associates LP

       The redevelopment of the Toyota Center, formerly the Moore Building, was substantially completed as of June 30, 2000.  This building is owned by Moore Building Associates LP (the "Partnership"), which added an institutional investor, Banc of America Historic Ventures, LLC, in March 2000, subject to certain conditions of the Partnership agreement pertaining to the completion of the building and realization of the historic tax credits.  During the second quarter of 2000, the majority of these conditions were met and management determined that the certification of the historic tax credits was probable.  With the conditions for the institutional investor ownership in the Partnership being met, the Company's ownership interest became less than 1%.  Therefore, the Company deconsolidated the Partnership resulting in an increase of $18,358,000 in a note receivable from the Partnership and a corresponding decrease in real estate development.  Also, during the second quarter of 2000, the Partnership completed a $15,000,000 permanent financing of the Toyota Center with the proceeds used to reduce the Company's note receivable from the Partnership.  The Company in turn reduced short-term borrowings under its bank lines of credit.  At December 31, 2002, the note receivable from the Partnership totaled $5,996,000 and bears interest at 13%.

Note E - Real Estate Equity Securities

       During 2001, the Company sold its equity interests in other publicly-traded REITS held through its RSVP Program for net proceeds of $24,051,000.  A net non-recurring gain of $1,591,000 was recognized on the sales in 2001.  The RSVP Program is the Company's initiative to take advantage of discounted REIT valuations by purchasing common equity in other REITs.  Parkway did not own any real estate equity securities at December 31, 2002 and 2001.

Note F - Non-Core Assets

       At December 31, 2002, Parkway's investment in non-core assets consisted of the following (in thousands):

Size	Location	Book Value
---------------------------------	--------------------	-----------------
12 acres.................................	New Orleans, LA	$1,807
17 acres...............................	Charlotte, NC	1,721
Mortgage loans.......................	Texas	869
		--------
		$4,397
		=====

       In 2002, the Company recorded an impairment loss of $205,000 on the land in New Orleans, Louisiana.  The loss was computed based on market research and comparable sales in the area.

       There were three mortgage loans outstanding at December 31, 2002 secured by residential real estate and a retail center.

Note G - Notes Payable

Notes payable to banks

       At December 31, 2002, the Company had $141,970,000 outstanding under two bank lines of credit and a term loan.  The lines of credit include a $15,000,000 line of credit with PNC Bank (the "$15 million line"), and a $135,000,000 line of credit with a consortium of 13 banks with J.P. Morgan Chase & Co. serving as the lead agent (the "$135 million line").  The interest rates on the lines of credit are equal to the 30-day LIBOR rate plus 112.5 to 137.5 basis points, depending upon overall Company leverage.  The weighted average interest rates on the $15 million line and the $135 million line were 2.68% and 4.98% at December 31, 2002, respectively.

       On June 4, 2002, Parkway entered into a Credit Agreement (the "Credit Agreement") with JP Morgan Chase Bank, as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and other banks as participants.  The Credit Agreement, among other things, provided for a new $35 million one-year term loan facility (the "Term Loan") of which $35 million was drawn upon and paid to Parkway as of June 4, 2002.  Excluding bank fees and closing costs, the Term Loan bears interest at a rate equal to LIBOR plus 112.5 to 137.5 basis points, depending on Parkway's leverage.  Accrued and unpaid interest under the Term Loan is payable monthly with the final interest payment as well as the entire principal amount outstanding thereunder due and payable on June 4, 2003.  The interest rate on the Term Loan was 2.81% at December 31, 2002.

       Covenants related to the $15 million line, the $135 million line and the Term Loan include requirements for maintenance of minimum tangible net worth, fixed charge coverage, interest coverage, and debt service coverage.  The lines also establish limits on the Company's indebtedness and dividends.

       The Company's interest rate hedge contracts are summarized as follows (in thousands):

					Fair
					Market Value
					December 31
Type of	Notional	Maturity		Fixed	----------------------
Hedge	Amount	Date	Reference Rate	Rate	2002	2001
---------------	------------	------------	-------------------------------	--------	--------	----------
Swap	$51,000	01/15/03	1-Month LIBOR	5.44%	$(170)	$(1,694)
Reverse Swap	$ 5,300	07/15/06	1-Month LIBOR + 3.455%	8.08%	325	-
					--------	----------
					$155	$(1,694)
					=====	=====

       The Company designated the swap as a hedge of the variable interest rates on the Company's borrowings under the $135 million line.  Accordingly, changes in the fair value of the swap are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings.

       During 2002, the Company entered into a reverse swap interest rate contract.  The effect of the reverse swap is to convert a fixed rate mortgage note payable to a variable rate.  The Company does not hold or issue these types of derivative contracts for trading or speculative purposes.

       The $15 million line is unsecured and is expected to fund the daily cash requirements of the Company's treasury management system.  This line of credit matures August 3, 2003 and has a current interest rate equal to the 30-day LIBOR rate plus 130 basis points.  The Company paid a facility fee of $15,000 (10 basis points)

upon closing of the loan agreement.  Under the $15 million line, the Company does not pay annual administration fees or fees on the unused portion of the line.

       The $135 million line is also unsecured and is expected to fund acquisitions of additional investments.  This line of credit matures June 28, 2004 and has a current interest rate equal to the LIBOR rate plus 137.5 basis points.  The Company paid a facility fee of $225,000 (16.67 basis points) and origination fees of $464,000 (41.85 basis points) upon closing of the loan agreement and pays an annual administration fee of $37,500.  The Company also pays fees on the unused portion of the line based upon overall Company leverage, with the current rate set at 25 basis points.

       The Term Loan is unsecured and is expected to fund acquisitions of additional investments.  The Term Loan matures June 4, 2003 and has a current interest rate equal to the LIBOR rate plus 137.5 basis points.  The Company paid facility and origination fees of $170,000 (48.57 basis points) upon closing of the loan agreement.  The Company does not pay annual administration fees or fees on the unused portion of the Term Loan.

Mortgage notes payable without recourse

       A summary of fixed rate mortgage notes payable at December 31, 2002 and 2001 which are non-recourse to the Company, is as follows (in thousands):

				Carrying	Note Balance
				Amount	----------------------
	Interest	Monthly	Maturity	Of	December 31
Office Property	Rate	Payment	Date	Collateral	2002	2001
---------------------------------------	-----------	-----------	-----------	-----------	-----------	-----------
Moorefield I (1)............................	7.625%	$ -	03/01/03	$ -	$ -	$ 1,785
Lakewood II.................................	8.080%	66	07/15/06	10,256	5,624	5,652
Teachers Insurance and
Annuity Association (12 properties)	6.945%	869	07/01/08	157,620	78,051	82,487
Honeywell....................................	8.125%	89	10/10/08	14,561	5,311	5,922
Capitol Center...............................	8.180%	165	09/01/10	38,260	20,367	20,663
One Jackson Place.........................	7.850%	152	10/10/10	17,897	14,742	15,383
IBM Building (1)..........................	7.700%	-	03/01/11	-	-	3,546
SunCom Building........................	7.000%	59	06/01/11	11,785	4,446	4,826
233 North Michigan (2).....................	7.350%	-	07/11/11	-	-	105,359
400 North Belt.................................	8.250%	65	08/01/11	9,389	4,789	5,163
Woodbranch.............................	8.250%	32	08/01/11	4,248	2,306	2,486
Falls Pointe (1).............................	8.375%	-	01/01/12	-	-	5,112
Roswell North...........................	8.375%	33	01/01/12	4,681	2,515	2,695
Bank of America Plaza.................	7.100%	146	05/10/12	29,883	20,273	-
One Park 10 Plaza....................	7.100%	64	06/01/12	7,163	9,478	-
BB&T Financial Center..............	7.300%	137	11/10/12	21,520	11,674	12,439
First Tennessee Plaza..................	7.170%	136	12/15/12	28,982	11,647	12,417
Morgan Keegan Tower..................	7.620%	163	10/01/19	33,046	18,523	19,050
		--------		------------	------------	------------
		$2,176		$389,291	$209,746	$304,985
		=====		======	======	======

       (1) During 2002, an extraordinary loss on early extinguishment of mortgage notes payable was recognized in the amount of $833,000.  Principal paid on the early extinguishment of mortgage notes payable was $9,874,000.

       (2) On May 30, 2002, Parkway sold a 70% interest in 233 North Michigan Avenue to Investcorp International, Inc.  The mortgage note payable will remain an obligation of the resulting joint venture.  See Note C - Investment in Unconsolidated Joint Ventures for information regarding the mortgage note payable.

       The aggregate annual maturities of mortgage notes payable at December 31, 2002 are as follows (in thousands):

2003........................	$ 11,062
2004........................	11,899
2005........................	12,804
2006........................	17,669
2007........................	14,294
Subsequently...........	142,018
-------------
$209,746
======

Note H - Income Taxes

       The Company elected to be taxed as a real estate investment trust (REIT) under the Internal Revenue Code, commencing with its taxable year ended December 31, 1997.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its stockholders.  It is management's current intention to adhere to these requirements and maintain the Company's REIT status.  As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes currently to its stockholders.  If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes.

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

       At December 31, 2002, the Company had net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $9,114,000, which expire at various dates through 2018.  The Company expects to utilize the remaining NOL by December 2007.  The utilization of these NOLs can cause the Company to incur a small alternative minimum tax liability.

       The Company's income differs for income tax and financial reporting purposes principally because real estate owned has a different basis for tax and financial reporting purposes, producing different gains upon disposition and different amounts of annual depreciation.  The following reconciles GAAP net income to taxable income for the years ending December 31, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000
	Estimate	Actual	Actual
	-------------	-------------	-------------
GAAP net income from REIT operations (Note 1) ..........	$29,512	$26,548	$34,896
GAAP to tax adjustments:
Depreciation and amortization......................................	3,406	2,498	2,197
Gains and losses from capital transactions....................	2,572	(165)	(6,840)
Restricted stock amortization.......................................	2,189	1,272	940
Other differences........................................................	(887)	(225)	(17)
	------------	------------	------------
Taxable income before adjustments.................................	36,792	29,928	31,176
Less: NOL carryforward..................................................	(1,293)	(1,131)	(2,691)
	------------	------------	------------
Adjusted taxable income subject to 90% dividend requirement	$35,499	$28,797	$28,485
	========	========	========

Note 1 - GAAP net income from REIT operations is net of amounts attributable to minority interest.

       The following reconciles cash dividends paid with the dividends paid deduction for the years ending December 31, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000
	Estimate	Actual	Actual
	-------------	-------------	-------------
Cash dividends paid.........................................................	$35,499	$31,463	$26,253
Less: Dividends designated to prior year..........................	-	(2,666)	(434)
Plus: Dividends designated from following year................	-	-	2,666
	-------------	-------------	-------------
Dividends paid deduction.................................................	$35,499	$28,797	$28,485
	======	======	======

The following characterizes distributions paid per common share for the years ending December 31, 2002, 2001 and 2000:

	2002		2001		2000
	-----------------------		-------------------------		-------------------------
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	---------	--------------	-----------	--------------	-----------	--------------
Ordinary income................	$2.52	98.4%	$2.45	100.0%	$1.94	91.5%
Capital gains......................	-	-	-	-	0.10	4.7%
Unrecaptured Section 1250 gain	0.04	1.6%	-	-	0.08	3.8%
	---------	----------	----------	----------	----------	----------
	$2.56	100.0%	$2.45	100.0%	$2.12	100.0%
	======	=======	=======	=======	=======	=======

Note I - Stock Option and Long-Term Compensation Plans

       The Company has elected to follow APB No. 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation", requires the use of option valuation models that were not developed for use in valuing employee stock options.

       The 1994 Stock Option Plan, as amended provides Parkway common shares ("Shares") to employees or officers of the Company and its subsidiaries upon the exercise of options and upon incentive grants pursuant to the Stock Option Plan.  On July 1 of each year, the number of Shares available for grant shall automatically increase by one percent (1%) of the Shares outstanding on such date, provided that the number of Shares available for grant shall never exceed 12.5% of the Shares outstanding.  In accordance with these provisions, the Shares available for grant increased 93,101 in 2002, 93,337 in 2001, and 97,890 in 2000.  Under the 1991 Directors Stock Option Plan, as amended, options for up to 250,000 shares may be granted to non-employee directors.  Both plans have ten-year terms.

       The 2001 Directors' Plan replaced the 1991 Directors' Plan, which provided for identical option grants to the directors.  The 1991 Directors' Plan expired on March 14, 2001.  Under the 2001 Directors' Plan, options for up to 300,000 shares of common stock may be granted.

       On June 3, 1999, the stockholders of the Company approved amendments to the Company's 1994 Stock Option and Long-Term Compensation Plan that authorized the Compensation Committee to issue restricted stock awards.  Since that date, shares of restricted stock have been issued to officers of the Company as follows (in thousands, except per share data):

		Stock Price
	Number of	Per Share
Date	Shares	at Grant Date	Restricted Stock
-----------	-------------	-----------------	-------------------
03/04/99	150	$28.3750	$4,256
09/14/99	8	$32.1875	258
05/10/00	2	$31.1250	62
11/01/00	6	$28.5625	171
12/11/00	1	$28.5000	29
03/08/01	2	$30.0000	60
	----		--------
	169		$4,836
	===		=====

       The vesting period for the stock was stated as 10 years, but would be accelerated to December 31, 2002, if certain operating results were achieved by the Company through the 5 in 50 Plan.  Parkway met the goals set forth in the 5 in 50 Plan.  In February 2003, the Company's Compensation Committee determined that all of the restricted shares were vested.  The Company had fully amortized the restricted shares as of December 31, 2002.

       The Company recorded $4,836,000 as additional paid-in capital when the shares of the restricted stock were issued offset by unearned compensation of the same amount.  The unearned compensation was deducted from stockholders' equity and is fully amortized as of December 31, 2002.  Compensation expense related to the restricted stock of $2,190,000 and $1,272,000 was recognized in 2002 and 2001, respectively.

       Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000: risk-free interest of 3.50%, 4.50%, and 6.25%, respectively; dividend yield of 7.30%, 7.91% and 7.15%, respectively; volatility factor of the expected market price of the Company's common stock of .202, .218 and .204, respectively; and a weighted-average expected life of the options of five years for the 1994 Stock Option Plan in 2002, 2001 and 2000; and five years, three years and five years for 2002, 2001 and 2000, respectively, for the 1991 Directors Stock Option Plan.  Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.  The weighted average fair value of options granted during 2002, 2001 and 2000 was $2.75, $2.88 and $3.29, respectively.

       For purposes of pro forma disclosures, the estimated fair value of the options granted in 2002, 2001 and 2000 is amortized to expense over the options' vesting period.  The Company's pro forma information is detailed in Note A - Summary of Significant Accounting Policies under Stock based compensation.

       A summary of the Company's stock option activity and related information is as follows:

	1994 Stock		1991 Directors		2001 Directors
	Option Plan		Stock Option Plan		Stock Option Plan
	-----------------------------		------------------------------		----------------------------
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price
	-----------	------------	------------	------------	----------	------------
Outstanding at January 1, 2000	589,184	$18.32	113,500	$21.38	-	$ -
Granted...................................................	210,375	29.68	28,500	30.81	-	-
Exercised................................................	(6,135)	17.54	-	-	-	-
Forfeited.................................................	(45,252)	30.51	-	-	-	-
	-----------	----------	----------	----------	----------	----------
Outstanding at December 31, 2000	748,172	27.75	142,000	23.27	-	-
Granted...................................................	177,200	32.80	-	-	-	-
Exercised................................................	(19,350)	23.73	(49,500)	17.86	-	-
Forfeited.................................................	(36,320)	30.66	(3,000)	-	-	-
	-----------	----------	----------	----------	----------	----------
Outstanding at December 31, 2001	869,702	28.75	89,500	25.91	-	-
Granted...................................................	72,750	35.69	-	-	33,000	33.16
Exercised................................................	(97,084)	29.38	(25,500)	22.32	(3,000)	30.70
Forfeited.................................................	(17,171)	30.87	-	-	-	-
	-----------	----------	----------	----------	----------	----------
Outstanding at December 31, 2002	828,197	$29.24	64,000	$27.34	30,000	$33.41
	======	=====	=====	=====	=====	=====

       Following is a summary of the status of options outstanding at December 31, 2002:

	Outstanding Options			Exercisable Options
	------------------------------------			---------------------------
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Exercise Price Range	Number	Life	Price	Number	Price
-------------------------------	---------	-------------	------------	-------------	-------------
1994 Stock Option Plan
$ 9.00 - $12.22....................	46,198	1.7 years	$11.13	46,198	$11.13
$12.23 - $15.75...................	32,170	3.1 years	$14.16	32,170	$14.16
$15.76 - $25.63...................	19,125	3.5 years	$21.00	19,125	$21.00
$25.64 - $29.00.................	109,409	6.3 years	$27.72	68,700	$27.32
$29.01 - $31.00..................	180,793	7.0 years	$30.08	77,064	$29.89
$31.01 - $33.50..................	268,252	6.2 years	$31.42	207,194	$31.27
$33.51 - $36.00.................	172,250	9.1 years	$34.51	-	-
1991 Directors Stock Option Plan .
$ 8.00 - $10.20..................	8,250	2.1 years	$ 9.44	8,250	$ 9.44
$10.21 - $16.00..................	2,250	3.5 years	$16.00	2,250	$16.00
$25.01 - $30.00..................	18,000	5.8 years	$27.57	18,000	$27.57
$30.01 - $36.00...................	35,500	6.3 years	$32.10	35,500	$32.10
2001 Directors Stock Option Plan
$30.01 - $36.00....................	15,000	8.4 years	$30.70	15,000	$30.70
$36.00 - $40.00.....................	15,000	9.4 years	$36.12	15,000	$36.12

Note J - Other Matters

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

       During the year ending December 31, 2002, the Company purchased 14,100 shares of its common stock at an average price of $30.08.  Since June 1998, the Company has purchased a total of 2,141,593 shares of its common stock, which represents approximately 19.3% of the common stock outstanding when the buyback program was initiated on June 30, 1998.  The Company has the authority to purchase an additional 485,900 shares under its existing authorization from its Board of Directors.

       During 2001, the Company issued 2,142,857 shares of its Series B Cumulative Convertible Preferred Stock to Rothschild/Five Arrows for net proceeds of $73,006,000.  The funds were applied to the purchase of the 233 North Michigan Avenue Building and adjacent parking garage in Chicago, Illinois and were used to reduce amounts of debt outstanding on the Company's lines of credit.  The dividend payment rate on these shares is 8.34% and dividends of $6,257,000 and $3,249,000 were declared on the stock in 2002 and 2001, respectively.  Each share of Series B Cumulative Convertible Preferred Stock is convertible, at any time after December 31, 2002, into one share of Company common stock.  Holders of Series B Cumulative Convertible Preferred Stock are entitled to vote on all matters submitted to the holders of Company common stock as a single class.  In connection with the sale of its convertible preferred equity, Parkway issued a warrant to Five Arrows to purchase 75,000 shares of the Company's common stock at a price of $35 for a period of seven years.

Supplemental Profit and Loss Information

       Included in operating expenses are taxes, principally property taxes, of $17,365,000, $14,893,000 and $11,335,000  for the years ended December 31, 2002, 2001 and 2000, respectively.

Supplemental Cash Flow Information

	Year Ended December 31
	------------------------------------
	2002	2001	2000
	------------	------------	------------
	(In thousands)

Interest paid.......................................................	$24,740	$24,553	$23,279
Income taxes paid.................................................	19	142	152
Restricted shares issued and adjustments...................	-	60	(581)
Shares issued in lieu of Directors' fees........................	62	55	70
Mortgage transferred in sale of 70% interest in
Parkway 233 North Michigan LLC......................	73,289	-	-
Note receivable from the sale of 70% interest in
Parkway 233 North Michigan LLC......................	747	-	-

Litigation

       The Company is not presently engaged in any litigation other than ordinary routine litigation incidental to its business.  Management believes such litigation will not materially affect the consolidated financial position, operations or liquidity of the Company.

Interest, Rents Receivable and Other Assets

	December 31
	------------------------------
	2002	2001
	---------------	---------------
	(In thousands)

Rents receivable (net of reserves)............................	$ 775	$ 2,717
Straight line rent receivable.....................................	6,942	5,855
Other receivables...................................................	5,343	7,455
Unamortized lease costs.........................................	7,495	6,007
Unamortized loan costs..........................................	1,983	3,320
Escrow and other deposits.....................................	4,893	3,367
Prepaid items........................................................	1,040	954
Other assets..........................................................	1,288	717
	----------	----------
	$29,759	$30,392
	=====	=====

Accounts Payable and Other Liabilities

	December 31
	------------------------------
	2002	2001
	---------------	---------------
	(In thousands)
Office property payables:
Accrued expenses and accounts payable....................	$11,842	$ 8,424
Accrued property taxes............................................	10,892	14,197
Security deposits.....................................................	2,041	1,606
Corporate payables................................................	4,099	3,584
Dividends payable........................................................	2,772	2,772
Deferred gains............................................................	869	877
Accrued payroll.............................................................	1,455	1,190
Interest payable..........................................................	1,082	1,001
Other payables..........................................................	348	351
	----------	----------
	$35,400	$34,002
	=======	======

Subsequent events

       Effective January 6, 2003, the Company entered into an interest rate swap agreement with a notional amount of $50 million which fixed 30-day LIBOR at 1.545%.  The new agreement, which matures December 31, 2003, effectively fixes the interest rate at 2.92% on $50 million of variable rate borrowing.

       On February 11, 2003, Parkway purchased the Citrus Center, a 258,000 square foot office building in Orlando Florida, for $32,000,000 plus $2,590,000 in closing costs and anticipated first year capital expenditures.  The purchase was funded by the assumption of an existing first mortgage on the building of $19,695,000 and $12,305,000 in cash, which represents the investment of the remaining proceeds from the Chicago Joint Venture, which was completed in May 2002.  The non-recourse mortgage with Legg Mason Real Estate Services, Inc. has a fixed interest rate of 7.91% and matures August 1, 2007.

       On March 6, 2003, Parkway sold a 70% interest in the Viad Corporate Center in Phoenix, Arizona to Investcorp (the "Viad Joint Venture") for $42 million.  Parkway continues to provide management and leasing services for the building.  In connection with the sale, Parkway will recognize an acquisition fee of $175,000 in the first quarter of 2003.  The estimated gain on this transaction is approximately $900,000.

       Simultaneous with the sale, the Viad Joint Venture closed a $42.5 million mortgage with Bear Stearns.  The non-recourse first mortgage is interest-only for a term of two years with three one-year extension options.  Interest due under the mortgage will be floating rate, which at the time of closing was approximately 4.26%.  Parkway received net cash proceeds from this transaction of approximately $54 million and will use the proceeds to purchase new properties and to reduce short-term borrowings under the Company's lines of credit.  The Viad Joint Venture will be accounted for using the equity method of accounting and the Company's pro rata share of debt from the joint venture will be included in the calculation of the ratio of debt to total market capitalization.

Note K - Fair Values of Financial Instruments

Cash and cash equivalents

       The carrying amounts for cash and cash equivalents approximated fair value at December 31, 2002 and 2001.

Mortgage loans

       The fair values for mortgage loans receivable are estimated based on net realizable value and discounted cash flow analysis, using interest rates currently being offered on loans with similar terms to borrowers of similar credit quality.  The aggregate fair value of the mortgage loans receivable at December 31, 2002 approximated its carrying amount of $869,000.

       The fair value of the mortgage notes payable without recourse are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.  The aggregate fair value of the mortgage notes payable without recourse at December 31, 2002 was $224,227,000 as compared to its carrying amount of $209,746,000.  The aggregate fair value of the mortgage notes payable without recourse at December 31, 2001 was $311,522,000 as compared to its carrying amount of $304,985,000.

Note L - Selected Quarterly Financial Data (Unaudited):

       Summarized quarterly financial data for the years ended December 31, 2002 and 2001 are as follows (in thousands, except per share data):

	2002 ------------------------------------------------
	First	Second	Third	Fourth
	------------	------------	------------	------------
Revenues (other than gains)...............................	$ 41,080	$ 39,529	$ 37,775	$ 37,700
Expenses.........................................................	(32,539)	(31,866)	(30,206)	(29,875)
Loss on sale of joint venture interest................	-	(269)	-	-
Impairment loss on real estate available for sale..	-	-	-	(205)
Impairment loss on office property.....................	-	-	-	(1,594)
Minority interest - unit holders.........................	-	(1)	-	(1)
	------------	------------	------------	------------
Income before discontinued operations and
extraordinary item............................................	8,541	7,393	7,569	6,025
Discontinued operations:
Income from discontinued operations..............	-	47	-	-
Gain on sale of real estate from
discontinued operations.............................	-	770	-	-
	------------	------------	------------	------------
Income before extraordinary item.......................	8,541	8,210	7,569	6,025
Extraordinary loss on early extinguishment of
mortgage notes payable.................................	(18)	-	-	(815)
	-------------	-------------	-------------	--------------
Net income........................................................	8,523	8,210	7,569	5,210
Dividends on preferred stock.............................	(1,449)	(1,449)	(1,450)	(1,449)
Dividends on convertible preferred stock............	(1,564)	(1,565)	(1,564)	(1,564)
	-------------	-------------	-------------	--------------
Net income available to common stockholders....	$ 5,510	$ 5,196	$ 4,555	$ 2,197
	========	========	========	========
Net income per common share:
Basic:
Income excluding discontinued operations
and extraordinary item.............................	$ .60	$ .47	$ .49	$ .32
Discontinued operations...............................	-	.09	-	-
Extraordinary item.......................................	-	-	-	(.09)
	-------------	-------------	-------------	--------------
Net income...........................................................	$ .60	$ .56	$ .49	$ .23
	========	========	========	========
Diluted:
Income excluding discontinued operations
and extraordinary item..............................	$ .59	$ .46	$ .48	$ .32
Discontinued operations...............................	-	.09	-	-
Extraordinary item..........................................	-	-	-	(.09)
	-------------	-------------	-------------	--------------
Net income....................................................	$ .59	$ .55	$ .48	$ .23
	========	========	========	========
Dividends per common share.........................	$ .63	$ .63	$ .65	$ .65
Weighted average shares outstanding:
Basic.......................................................	9,254	9,285	9,329	9,376
Diluted......................................................	9,401	9,502	9,493	9,520

	2001 ------------------------------------------------

	First	Second	Third	Fourth
	------------	------------	------------	------------
Revenues (other than gains)...............................	$ 30,909	$ 31,468	$ 37,477	$ 38,943
Expenses..................................................................................	(24,653)	(25,093)	(30,642)	(32,167)
Gain on real estate and real estate equity securities.	1,611	-	-	-
Minority interest - unit holders...........................	(1)	(1)	-	(1)
	------------	------------	------------	------------
Income before extraordinary item......................	7,866	6,374	6,835	6,775
Extraordinary loss on early extinguishment of
mortgage notes payable................................	-	-	-	(1,302)
	------------	------------	------------	------------
Net income........................................................	7,866	6,374	6,835	5,473
Dividends on preferred stock..............................	(1,449)	(1,449)	(1,450)	(1,449)
Dividends on convertible preferred stock.........	-	(129)	(1,555)	(1,565)
	------------	------------	------------	------------
Net income available to common stockholders........	$ 6,417	$ 4,796	$ 3,830	$ 2,459
	========	========	========	========
Net income per common share:
Basic:
Income before extraordinary item	$ 0.68	$ 0.51	$ 0.41	$ 0.41
Extraordinary loss on early extinguishment
of mortgage notes payable......................	-	-	-	(.14)
	------------	------------	------------	------------
Net income..................................................	$ 0.68	$ 0.51	$ 0.41	$ 0.27
	========	========	========	========
Diluted:
Net income...................................................	$ 0.67	$ 0.51	$ 0.40	$ 0.40
Extraordinary loss on early extinguishment
of mortgage notes payable........................	-	-	-	(.14)
	------------	------------	------------	------------
Net income..............................................	$ 0.67	$ 0.51	$ 0.40	$ 0.26
	========	========	========	========
Dividends per common share..............................	$ 0.56	$ 0.63	$ 0.63	$ 0.63
Weighted average shares outstanding:
Basic............................................................	9,425	9,320	9,362	9,250
Diluted......................................................	9,521	9,425	9,490	9,360

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

(In thousands)

		Initial Cost to the Company
		-------------------------------------
				Subsequent
			Building and	Capitalized
Description	Encumbrances	Land	Improvements	Costs
-----------------------------------------	-------------------	-----------	------------------------	---------------
Office and Parking Properties:
The Park on Camelback - AZ...........	$ -	$ 7,478	$ 4,902	$ 85
Viad Corporate Center - AZ............	-	3,922	54,148	249
Hillsboro Center V - FL...................	-	1,325	12,249	1,517
Hillsboro Center I-IV - FL...............	-	1,129	7,734	1,002
Southtrust Bank Building - FL..........	-	785	18,071	1,385
Central Station - FL........................	-	-	16,511	-
Waterstone - GA.............................	-	859	7,207	1,232
Falls Pointe - GA.............................	-	1,431	7,659	539
Roswell North - GA........................	2,515	594	4,072	1,007
Meridian - GA.................................	-	994	9,547	2,113
Lakewood II - GA..........................	5,624	617	10,923	306
Hightower - GA..............................	-	530	6,201	1,440
Pavilion Center - GA......................	-	510	4,005	448
One Jackson Place - MS............	14,742	1,799	19,730	6,969
SkyTel Centre - MS.......................	-	1,360	13,067	1,983
IBM Building - MS........................	-	1,169	5,337	1,636
River Oaks Place - MS..................	-	277	4,143	935
SunCom Building - MS..................	4,446	915	10,830	2,547
BB&T Financial Center - NC........	11,674	1,018	23,539	1,067
Charlotte Park - NC.....................	-	1,400	12,911	3,378
Bank of America Tower - SC.......	-	316	20,350	2,017
Cigna Building - SC......................	-	381	3,130	278
Atrium at Stoneridge - SC.............	-	572	7,775	1,003
Capitol Center - SC......................	20,367	973	37,232	3,909
Forum II & III - TN.....................	-	2,634	13,886	1,042
First Tennessee Plaza - TN............	11,647	457	29,499	3,871
Morgan Keegan Tower - TN........	18,523	-	36,549	1,712
Cedar Ridge - TN.........................	-	741	8,631	1,218
Falls Building - TN.......................	-	-	7,628	986
Toyota Garage - TN....................	-	727	7,938	28
Bank of America Plaza - TN........	20,273	1,464	28,712	442
One Park Ten Plaza- TX..............	9,478	606	6,149	2,564
400 Northbelt - TX.....................	4,789	419	9,655	1,636
Woodbranch - TX......................	2,306	303	3,805	1,375
Tensor Building- TX....................	-	273	2,567	656
Ashford II - TX...........................	-	163	2,069	673
Sugar Grove - TX.......................	-	364	7,385	1,958
Honeywell - TX........................	5,311	856	15,175	494
Schlumberger Building- TX......	-	1,128	11,102	2,094
One Commerce Green - TX....	-	489	37,103	2,893
Comerica Bank Building - TX...	-	1,921	21,222	1,193
550 Greens Parkway - TX.......	-	1,006	8,014	97
1717 St. James Place - TX.....	-	430	6,341	165
5300 Memorial - TX..............	-	682	11,716	269
Town & Country - TX...........	-	436	7,674	352
Glen Forest Building - VA.......	-	537	8,503	372
Lynnwood Plaza - VA............	-	985	8,306	795
Moorefield II - VA...................	-	469	4,752	167
Moorefield III - VA..................	-	490	5,135	347
Town Point Center - VA.........	-	-	10,756	1,755
Westvaco Building- VA...........	-	1,265	11,825	1,450
Greenbrier Tower I - VA......	-	584	7,503	1,177
Greenbrier Tower II - VA......	-	573	7,354	1,000
Winchester Building - VA.......	-	956	10,852	1,306
Moorefield I - VA....................	-	260	3,698	519
Teachers Insurance and Annuity
Association (12 properties)(4).	78,051	-	-	-
	----------	---------	----------	----------
Total Real Estate Owned.................	$209,746	$51,572	$682,777	$71,651
	======	=====	======	=====

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION  - (Continued)

DECEMBER 31, 2002

(In thousands)

	Gross Amount at Which Carried at Close of Period
	------------------------------------------------------------------------------------
					Net Book
		Bldg. &		Accum.	Value of	Year	Year
Description	Land	Imprv.	Total (1)	Depr.	Real Estate	Acquir.	Constructed
-------------------------------------	--------	-------------	-------------	----------	-------------	----------	---------------
Office and Parking Properties:
The Park on Camelback - AZ	$ 7,478	$ 4,987	$ 12,465	$ 74	$ 12,391	2002	1981
Viad Corporate Center - AZ.	3,922	54,397	58,319	797	57,522	2002	1991
Hillsboro V - FL...................	1,325	13,766	15,091	1,927	13,164	1998	1985
Hillsboro I-IV - FL.............	1,129	8,736	9,865	1,317	8,548	1998	1985
Southtrust Bank Bldg. - FL.	785	19,456	20,241	2,399	17,842	1998	1985
Central Station - FL...........	-	16,511	16,511	1,000	15,511	2000	1990
Waterstone - GA..............	859	8,439	9,298	1,816	7,482	1995	1987
Falls Pointe - GA............	1,431	8,198	9,629	1,495	8,134	1996	1990
Roswell North - GA..........	594	5,079	5,673	992	4,681	1996	1986
Meridian - GA.................	994	11,660	12,654	1,685	10,969	1997	1985
Lakewood II - GA.............	617	11,229	11,846	1,590	10,256	1997	1986
Hightower - GA..............	530	7,641	8,171	1,265	6,906	1997	1983
Pavilion Center - GA..........	510	4,453	4,963	694	4,269	1998	1984
One Jackson Place - MS...	1,799	26,699	28,498	10,601	17,897	1986	1986
SkyTel Centre - MS.........	1,360	15,050	16,410	2,868	13,542	1995	(2)1987
IBM Building - MS..........	1,169	6,973	8,142	1,690	6,452	1995	1986
River Oaks Place - MS....	277	5,078	5,355	848	4,507	1998	1981
SunCom Building - MS...	915	13,377	14,292	2,507	11,785	1998	1983
BB&T Financial Center - NC.	1,018	24,606	25,624	4,105	21,519	1996	1988
Charlotte Park - NC.............	1,400	16,289	17,689	3,038	14,651	1997	1982/84/86
Bank of America Tower - SC.	316	22,367	22,683	3,057	19,626	1997	1973
Cigna Building - SC........	381	3,408	3,789	25	3,764	1998	1986
Atrium at Stoneridge - SC..	572	8,778	9,350	1,220	8,130	1998	1986
Capitol Center - SC...........	973	41,141	42,114	3,854	38,260	1999	1987
Forum II & III - TN............	2,634	14,928	17,562	2,402	15,160	1997	1985
First Tennessee Plaza - TN.	457	33,370	33,827	4,844	28,983	1997	1978
Morgan Keegan Tower - TN.	-	38,261	38,261	5,215	33,046	1997	1985
Cedar Ridge - TN..............	741	9,849	10,590	1,520	9,070	1998	1982
Falls Building - TN.............	-	8,614	8,614	1,081	7,533	1998	(3)1982/84/90
Toyota Garage - TN............	727	7,966	8,693	550	8,143	2000	2000
Bank of America Plaza - TN	1,464	29,154	30,618	734	29,884	2001	1977
One Park Ten Plaza- TX.......	606	8,713	9,319	2,156	7,163	1996	1982
400 Northbelt - TX...........	419	11,291	11,710	2,322	9,388	1996	1982
Woodbranch - TX..............	303	5,180	5,483	1,236	4,247	1996	1982
Tensor Building- TX..........	273	3,223	3,496	516	2,980	1996	1983
Ashford II - TX................	163	2,742	2,905	481	2,424	1997	1979
Sugar Grove - TX..............	364	9,343	9,707	1,648	8,059	1997	1982
Honeywell - TX................	856	15,669	16,525	1,964	14,561	1997	1983
Schlumberger Building - TX.	1,128	13,196	14,324	1,699	12,625	1998	1983
One Commerce Green - TX.	489	39,996	40,485	5,205	35,280	1998	1983
Comerica Bank Bldg. - TX...	1,921	22,415	24,336	2,987	21,349	1998	1983
550 Greens Pkwy. - TX......	1,006	8,111	9,117	253	8,864	2001	1999
1717 St. James Place - TX..	430	6,506	6,936	99	6,837	2002	1975/94
5300 Memorial - TX..........	682	11,985	12,667	174	12,493	2002	1982
Town & Country - TX.......	436	8,026	8,462	123	8,339	2002	1982
Glen Forest Building - VA.	537	8,875	9,412	1,105	8,307	1998	1985
Lynnwood Plaza - VA.......	985	9,101	10,086	1,192	8,894	1998	1986
Moorefield II - VA..............	469	4,919	5,388	642	4,746	1998	1985
Moorefield III - VA...........	490	5,482	5,972	765	5,207	1998	1985
Town Point Center - VA...	-	12,511	12,511	1,681	10,830	1998	1987
Westvaco Building- VA......	1,265	13,275	14,540	1,789	12,751	1998	1986
Greenbrier Tower I - VA....	584	8,680	9,264	1,305	7,959	1997	1985/87
Greenbrier Tower II - VA....	573	8,354	8,927	1,230	7,697	1997	1985/87
Winchester Building - VA..	956	12,158	13,114	1,258	11,856	1998	1987
Moorefield I - VA............	260	4,217	4,477	409	4,068	1999	1984
Teachers Insurance and Annuity
Association (12 properties) (4)	-	-	-	-	-	-	-
	--------	-------------	-----------	----------	-------------
Total Real Estate Owned.........	$51,572	$754,428	$806,000	$99,449	$706,551
	=====	======	=====	=====	======

(1)     The aggregate cost for federal income tax purposes was approximately $795,141.

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

(4)     The properties secured on the TIAA loan are Comerica Bank Building, One Commerce Green, Charlotte           Park, Cedar Ridge,

          Greenbrier I and II, Lynnwood Plaza, Glen Forest, Moorefield II, Moorefield III, Westvaco, Hillsboro I-IV           and Hillsboro V.

NOTE TO SCHEDULE III

As of December 31, 2002 and 2001

(In thousands)

       A summary of activity for real estate and accumulated depreciation is as follows:

	December 31
	---------------------------------
	2002	2001
	---------------------------------
Real Estate:
Office and Parking Properties:
Balance at beginning of year............................................	$875,889	$654,845
Additions:
Acquisitions and improvements..................................	113,136	226,571
Office and parking redevelopment..............................	230	42
Cost of real estate sold or disposed...................................	(3,611)	(5,569)
Impairment of office property............................................	(2,219)	-
Joint venture of office property........................................	(177,425)	-
	------------	------------
Balance at close of year................................................	$806,000	$875,889
	=======	=======

Accumulated Depreciation:
Balance at beginning of year.......................................	$ 80,029	$ 58,736
Depreciation expense.................................................	25,344	22,025
Real estate sold or disposed......................................	(1,148)	(732)
Impairment of office property....................................	(625)	-
Joint venture of office property....................................	(4,151)	-
	------------	------------
Balance at close of year................................................	$ 99,449	$ 80,029
	========	========

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

      Also incorporated herein by reference is the information in the table under the heading "Equity Compensation Plans" included in Item 5 of this form 10-K.

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

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)    (1)    Consolidated Financial Statements

                Report of Independent Auditors

                Consolidated Balance Sheets-as of December 31, 2002 and 2001

                Consolidated Statements of Income-for the years ended December 31, 2002, 2001 and 2000

                Consolidated Statements of Cash Flows-for the years ended December 31, 2002, 2001 and 2000

                Notes to Consolidated Financial Statements

       (2)    Consolidated Financial Statement Schedules

                Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2002

                Notes to Schedule II

                All other schedules for which provision is made in the applicable accounting regulation of the

                Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

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

              (c)    Amendments to Bylaws (incorporated by reference).

              (d)   Articles Supplementary creating the Registrant's 8.75% Series A Cumulative Redeemable

                      Preferred    Stock  (incorporated by reference to the Registrant's Form 8-A filed April 24, 1998).

              (e)    Articles Supplementary of the Registrant dated October 6, 2000 creating the Registrant's

                       Series B  Convertible Cumulative Preferred Stock (incorporated by reference to the Registrant's

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

                        October 10, 2000).

                (c)    Agreement and Waiver between the Registrant and Five Arrows Realty Securities III L.L.C.

                        (incorporated by reference to the Registrant's Form 8-K filed October 10, 2000).

                (d)   Common Stock Purchase Warrant dated as of October 6, 2000 issued by the Registrant to Five

                       Arrows Realty Securities III L.L.C. (incorporated by reference to the Registrant's Form 8-K

                       filed October 10, (a)   (4)   (d)   2000).

                (e)   Indenture of Mortgage, Security Agreement Financing Statement Fixture Filing and Assignment

                        of  Leases, Rents and Security Deposits dated June 22, 2001 made by Parkway 233 North

                        Michigan, LLC to German American Capital Corporation (incorporated by reference to the

                        Registrant's Form 8-K filed July 3, 2001).

                (f)    Promissory Note made as of June 22, 2001 by Parkway 233 North Michigan, LLC in favor of

                        German American Capital Corporation (incorporated by reference to the Registrant's Form 8-K filed July 3, 2001).

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

             Registrant's Form 10-KSB for the year ended\December 31, 1999).

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

      (k)   Purchase and Sale Agreement between TST 233 N. Michigan, L.L.C., a Delaware limited liability company,  and Parkway Properties LP, a Delaware limited partnership (incorporated by reference to the Registrant's Form 8-K filed June 21, 2001).

      (l)   Amended and Restated Credit Agreement among Parkway Properties LP; The Chase Manhattan Bank;

             Deutsche Banc Alex Brown Inc.; First Union National Bank; PNC Bank, National Association; and

             Wells Fargo Bank National Association and the Lenders (incorporated by reference to the Registrant's

             Form 10-Q filed August 14, 2001).

      (m) Working Capital Line of Credit Agreement between Parkway Properties LP and PNC Bank, National

            Association (incorporated by reference to the Registrant's Form10-Q filed November 13, 2001).

      (n)  Purchase and Sale Agreement by and among Parkway Properties LP, a Delaware limited partnership;

             Parkway Properties, Inc., a Maryland corporation and Chicago OfficeInvest LLC, a Delaware limited liability company (incorporated by reference to the Registrant's Form 8-K filed June 6, 2002).

      (o)  Credit Agreement by and among Parkway Properties LP, a Delaware limited partnership; JPMorgan

             Chase Bank, as Administrative Agent; Wachovia Bank, National Association, as Syndication Agent and

             the Lenders (incorporated by reference to the Registrant's Form 8-K filed June 6, 2002).

      (p)  Agreement and Second Amendment to Working Capital Line of Credit Agreement between Parkway

             Properties LP and PNC Bank, National Association (incorporated by reference to the Registrant's

             Form 10-Q filed November 8, 2002).

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

             33-2960) filed with the Commission on February 3, 1986).

(99)   (a)  The Company Amended and Restated Shareholder Rights Plan dated February 21, 2002

                 (incorporated by reference to Amendment No. 1 to the Registrant's Form 8-A filed February 27,

                 2002).

(b)     Reports on Form 8-K

          (1)  8-K Filed - November 8, 2002

                 Regulation FD Disclosure.  Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 to accompany the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKWAY PROPERTIES, INC.
Registrant

/s/ Steven G. Rogers
Steven G. Rogers
President, Chief Executive
Officer and Director
March 7, 2003

/s/ Marshall A. Loeb
Marshall A. Loeb
Chief Financial Officer
March 7, 2003

/s/ Regina P. Shows
Regina P. Shows
Chief Accounting Officer
March 7, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Daniel P. Friedman	/s/ Michael J. Lipsey
Daniel P. Friedman, Director	Michael J. Lipsey, Director
March 7, 2003	March 7, 2003

/s/ Roger P. Friou	/s/ Joe F. Lynch
Roger P. Friou, Director	Joe F. Lynch, Director
March 7, 2003	March 7, 2003

/s/ Martin L. Garcia	/s/ Steven G. Rogers
Martin L. Garcia, Director	Steven G. Rogers
March 7, 2003	President, Chief Executive Officer and Director
March 7, 2003

/s/ Matthew W. Kaplan	/s/ Leland R. Speed
Matthew W. Kaplan, Director	Leland R. Speed
March 7, 2003	Chairman of the Board and Director
March 7, 2003

CERTIFICATIONS

I, Steven G. Rogers, certify that:

1.       I have reviewed this annual report on Form 10-K of Parkway Properties, Inc.;

2.       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.       The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.       The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 7, 2003

                                                                                             /s/ Steven G. Rogers
                                                                                             Steven G. Rogers

                                                                                             Chief Executive Officer

I, Marshall A. Loeb, certify that:

1.       I have reviewed this annual report on Form 10-K of Parkway Properties, Inc.;

2.       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.       The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.       The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 7, 2003

                                                                                             /s/ Marshall A. Loeb

                                                                                             Marshall A. Loeb
                                                                                             Chief Financial Officer