Form 10-K/A
period 2002-12-31
PARKWAY PROPERTIES INC
filed 2003-03-21
CIK 729237

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-K/A

AMENDMENT TO FORM 10-K

Filed Pursuant to

THE SECURITIES EXCHANGE ACT OF 1934

PARKWAY PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

AMENDMENT NO. 1

            The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 2002 as set forth in the pages attached hereto:

            EXHIBITS:

            Exhibit 21 attached hereto is hereby added to the Registrant's Form 10-K.

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 21, 2003

                                                             PARKWAY PROPERTIES, INC.

                                             By:            /s/ Marshall A. Loeb

                                                              Marshall A. Loeb

                                                              Chief Financial Officer