Form 10-Q
period 2003-03-31
PARKWAY PROPERTIES INC
filed 2003-05-08
CIK 729237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

[X]                                    Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2003

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
Registrant's web site www.pky.com

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

       As of June 28, 2002, the last business day of the registrant's completed second fiscal quarter in 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $315,989,000.

       10,127,003 shares of Common Stock, $.001 par value, were outstanding as of May 8, 2003.

PARKWAY PROPERTIES, INC.

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED MARCH 31, 2003

Page

Part I. Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets, March 31, 2003 and December 31, 2002	3

	Consolidated Statements of Income for the Three Months Ended
	March 31, 2003 and 2002	4

	Consolidated Statements of Stockholders' Equity for the Three Months Ended
	March 31, 2003 and 2002	5

	Consolidated Statements of Cash Flows for the Three Months Ended
	March 31, 2003 and 2002	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	19

Part II. Other Information

Item 6.	Exhibits and Reports on Form 8-K	20

Signatures

Authorized signatures		21

Certifications

Section 302 Certifications		22

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	March 31 2003	December 31 2002
	(Unaudited)
Assets
Real estate related investments:
Office and parking properties	$ 786,086

		$ 806,000
Accumulated depreciation	(104,550)	(99,449)
	681,536	706,551

Land available for sale	3,528	3,528
Note receivable from Moore Building Associates LP	5,996	5,996
Mortgage loans	867	869
Investment in unconsolidated joint ventures	20,368	15,640
	712,295	732,584

Interest, rents receivable and other assets	27,428	29,759
Cash and cash equivalents	2,158	1,594
Total assets	$ 741,881	$ 763,937

Liabilities
Notes payable to banks	$ 86,231	$ 141,970
Mortgage notes payable without recourse	228,196	209,746
Accounts payable and other liabilities	29,999	35,400
	344,426	387,116
Total liabilities

Stockholders' Equity
8.75% Series A Preferred stock, $.001 par value, 2,760,000 shares authorized and 2,650,000 shares issued and outstanding	66,250	66,250
8.34% Series B Cumulative Convertible Preferred stock, $.001 par value, 2,142,857 shares authorized, issued and outstanding	75,000	75,000
Series C Preferred stock, $.001 par value, 400,000 shares authorized,
no shares issued	-	-
Common stock, $.001 par value, 64,697,143 shares authorized, 10,100,815 and 9,385,420 shares issued and outstanding in 2003 and 2002, respectively	10	9
Excess stock, $.001 par value, 30,000,000 shares authorized, no shares issued	-	-
Common stock held in trust, at cost, 128,000 shares in 2003	(4,321)	-
Additional paid-in capital	224,887	199,979
Accumulated other comprehensive loss	(118)	(170)
Retained earnings	35,747	35,753
Total stockholders' equity	397,455	376,821
Total liabilities and stockholders' equity	$741,881	$763,937

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended March 31
	2003	2002
	(Unaudited)
Revenues
Income from office and parking properties	$37,057	$40,592
Management company income	461	126
Interest on note receivable from Moore Building Associates LP	202	237
Incentive management fee from Moore Building Associates LP	68	60
Equity in earnings of unconsolidated joint ventures	431	16
Other income and deferred gains	206	49
	38,425	41,080
Expenses
Office and parking properties:
Operating expense	16,562	16,928
Interest expense:
Contractual	3,970	5,544
Prepayment expenses	-	18
Amortization of loan costs	57	83
Depreciation and amortization	7,354	6,972
Operating expense for other real estate properties	10	9
Interest expense on bank notes:
Contractual	1,029	1,479
Amortization of loan costs	177	112
Management company expenses	66	96
General and administrative	1,182	1,316
	30,407	32,557

Income before gain and minority interest	8,018	8,523

Gain on sale of joint venture interest	1,096	-
Minority interest - unit holders	(1)	-

Net income	9,113	8,523

Change in market value of interest rate swap	52	515

Comprehensive income	$ 9,165	$ 9,038

Net income available to common stockholders:
Net income	$ 9,113	$ 8,523
Dividends on preferred stock	(1,449)	(1,449)
Dividends on convertible preferred stock	(1,564)	(1,564)
Net income available to common stockholders	$ 6,100	$ 5,510

Net income per common share:
Basic	$ 0.65	$ 0.60
Diluted	$ 0.63	$ 0.59

Dividends per common share	$ 0.65	$ 0.63

Weighted average shares outstanding:
Basic	9,449	9,254
Diluted	9,610	9,401

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Three Months Ended March 31
	2003	2002
	(Unaudited)
8.75% Series A Preferred stock, $.001 par value
Balance at beginning of period	$ 66,250	$ 66,250
Balance at end of period	66,250	66,250

8.34% Series B Cumulative Convertible
Preferred Stock, $.001 par value
Balance at beginning of period	75,000	75,000
Balance at end of period	75,000	75,000

Common stock, $.001 par value
Balance at beginning of period	9	9
Shares issued - stock offering	1	-
Balance at end of period	10	9

Common stock held in trust
Balance at beginning of period	-	-
Shares contributed to deferred compensation plan	(4,321)	-
Balance at end of period	(4,321)	-

Additional paid-in capital
Balance at beginning of period	199,979	196,032
Stock options exercised	924	466
Shares issued - employee excellence recognition program	2	-
Shares issued - DRIP plan	80	-
Purchase of Company stock	(366)	-
Shares issued - stock offering	24,268	-
Balance at end of period	224,887	196,498

Unearned compensation
Balance at beginning of period	-	(2,190)
Amortization of unearned compensation	-	548
Balance at end of period	-	(1,642)

Accumulated other comprehensive income (loss)

Balance at beginning of period	(170)	(1,694)
Change in market value of interest rate swap	52	515
Balance at end of period	(118)	(1,179)

Retained earnings
Balance at beginning of period	35,753	42,174
Net income	9,113	8,523
Preferred stock dividends declared	(1,449)	(1,449)
Convertible preferred stock dividends declared	(1,564)	(1,564)
Common stock dividends declared	(6,106)	(5,838)
Balance at end of period	35,747	41,846

Total stockholders' equity	$397,455	$376,782

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31
	2003	2002
	(Unaudited)
Operating activities
Net income	$ 9,113	$ 8,523
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation and amortization	7,354	6,972
Amortization of loan costs	234	195
Amortization of unearned compensation	-	548
Gain on sale of joint venture interest	(1,096)	-
Equity in earnings of unconsolidated joint ventures	(431)	(16)
Other	(3)	(3)
Changes in operating assets and liabilities:
Decrease in receivables and other assets	1,865	2,124
Decrease in accounts payable and accrued expenses	(10,053)	(7,099)
Cash provided by operating activities	6,983	11,244

Investing activities
Payments received on mortgage loans	2	2
Net decrease in note receivable from Moore Building Associates LP	-	116
Distributions from unconsolidated joint ventures	770	-
Investments in unconsolidated joint ventures	(272)	-
Purchases of real estate related investments	(12,700)	(57)
Proceeds from sale of joint venture interest	54,311	-
Real estate development	-	(230)
Improvements to real estate related investments	(5,926)	(5,033)
Cash provided by (used in) investing activities	36,185	(5,202)

Financing activities
Principal payments on mortgage notes payable	(2,705)	(4,347)
Net (payments on) proceeds from bank borrowings	(55,687)	6,370
Stock options exercised	924	466
Dividends paid on common stock	(6,106)	(5,732)
Dividends paid on preferred stock	(3,013)	(3,013)
Purchase of Company stock	(366)	-
Proceeds from DRIP plan	80	-
Proceeds from stock offerings	24,269	-
Cash used in financing activities	(42,604)	(6,256)

Change in cash and cash equivalents	564	(214)
Cash and cash equivalents at beginning of period	1,594	2,458

Cash and cash equivalents at end of period	$ 2,158	$ 2,244

See notes to consolidated financial statements.

Parkway Properties, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2003

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

        The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  All such adjustments are of a normal recurring nature.  Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.  The financial statements should be read in conjunction with the annual report and the notes thereto.

        The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

(2)         Reclassifications

        Certain reclassifications have been made in the 2002 consolidated financial statements to conform to the 2003 classifications.

(3)        Supplemental Cash Flow Information

        The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

	Three Months Ended March 31
	2003	2002
	(in thousands)
Cash paid for interest	$ 4,957	$ 6,555
Income taxes paid	1	7
Mortgage assumed in purchase	19,665	-

(4)   Acquisitions and Dispositions

        On February 11, 2003, Parkway purchased the Citrus Center, a 258,000 square foot office building in Orlando, Florida.  Parkway acquired the Citrus Center for $32 million plus $2.6 million in closing costs and anticipated first year capital expenditures and leasing commissions.  The purchase was funded by the assumption of an existing first mortgage on the building of $19.7 million and with the remaining proceeds from the 233 North Michigan joint venture, which was completed in May 2002, of $12.3 million.  The non-recourse first mortgage assumed on the purchase of the Citrus Center has a stated interest rate of 7.91% and matures August 1, 2007.  The mortgage note payable has been recorded at $21,153,000 to reflect it at fair value based on Parkway's current incremental borrowing rate of 6.00%.  The Citrus Center, which is located in the central business district, is a nineteen-story office building with 648 structured parking spaces and 32 surface parking spaces.

        On March 6, 2003, Parkway sold a 70% interest in Viad Corporate Center ("Viad Joint Venture"), a 482,000 square foot office building in Phoenix, Arizona, to Investcorp International, Inc. ("Investcorp") for a total of $42 million.  Parkway continues to provide management and leasing for the building on a day-to-day basis.  In connection with the sale, Parkway recognized a $175,000 acquisition fee in accordance with the terms of the joint venture agreement signed in October 2000 with Investcorp.  The Company recorded a gain on the sale of the 70% joint venture interest of $1.1 million.

        Simultaneous with closing the Viad Joint Venture, the partnership that owns the property closed a $42.5 million mortgage on the building.  The non-recourse first mortgage is interest-only for a term of two years with three one-year extension options.  The mortgage bears interest at LIBOR plus 260 basis points.  For $15.5 million of the loan, LIBOR can not be lower than 2.25%.  At March 31, 2003, the interest rate on the mortgage was 4.27%.  Parkway received net cash proceeds from the sale and the financing of $54.3 million.  The proceeds were used to reduce amounts outstanding on the Company's lines of credit, pending reinvestment in new properties.  The Viad Joint Venture will be accounted for using the equity method of accounting.  The Company's pro rata share of debt from the joint venture will be included in the calculation of the ratio of debt to total market capitalization.

(5)   Investment in Unconsolidated Joint Ventures

        As of March 31, 2003, the Company is invested in three joint ventures.  As required by generally accepted accounting principles, the joint venture activity is accounted for using the equity method of accounting, as Parkway does not control any of these joint ventures.  As a result, the assets and liabilities of the joint ventures are not included on Parkway's consolidated balance sheet as of March 31, 2003.  Information relating to the unconsolidated joint ventures is detailed below (in thousands).

				Parkway's
			Square	Ownership
Joint Ventures	Property Name	Location	Feet	Interest

Parkway 233 North Michigan, LLC	233 North Michigan Avenue	Chicago, IL	1,068	30%
Phoenix OfficeInvest, LLC	Viad Corporate Center	Phoenix, AZ	482	30%
Wink-Parkway Partnership	Wink Building	New Orleans, LA	32	50%
			1,582

        Balance sheet information for the unconsolidated joint ventures is summarized below as of March 31, 2003 and December 31, 2002 (in thousands):

Balance Sheet Information

	March 31, 2003				December 31, 2002
	233	Viad			233
	North	Corporate	Wink	Combined	North	Wink	Combined
	Michigan	Center	Building	Total	Michigan	Building	Total

Unconsolidated Joint Ventures (at 100%):
Real Estate, Net	$171,744	$60,021	$1,299	$233,064	$172,073	$1,303	$173,376
Other Assets	14,115	3,442	186	17,743	16,416	159	16,575
Total Assets	$185,859	$63,463	$1,485	$250,807	$188,489	$1,462	$189,951

Mortgage Debt (a)	$103,318	$42,500	$ 579	$146,397	$103,741	$ 596	$104,337
Other Liabilities	8,078	1,587	3	9,668	11,630	2	11,632
Partners'/Shareholders' Equity	74,463	19,376	903	94,742	73,118	864	73,982
Total Liabilities and
Partners'/Shareholders' Equity	$185,859	$63,463	$1,485	$250,807	$188,489	$1,462	$189,951

Parkway's Share of Unconsolidated Joint Ventures:
Real Estate, Net	$ 51,523	$18,006	$ 650	$ 70,179	$ 51,622	$ 652	$ 52,274
Mortgage Debt	$ 30,995	$12,750	$ 290	$ 44,035	$ 31,122	$ 298	$ 31,420
Net Investment in Joint Ventures	$ 15,245	$ 4,672	$ 451	$ 20,368	$ 15,209	$ 431	$ 15,640

        (a)  The mortgage debt, all of which is non-recourse, is collateralized by the individual real estate property within each venture.

        The terms related to Parkway's share of unconsolidated joint venture mortgage debt are summarized below (in thousands):

	Type of			Monthly	Loan Balance
Joint Venture	Debt Service	Interest Rate	Maturity	Debt Service	03/31/03

233 North Michigan Avenue	Amortizing	7.350%	07/11/11	$229	$30,995
Viad Corporate Center	Interest Only	LIBOR + 2.600%	03/11/05	45	12,750
Wink Building	Amortizing	8.625%	07/01/09	5	290
				$279	$44,035

Weighted average interest rate at March 31, 2003					6.466%

        The following table presents Parkway's share of principal payments due for mortgage debt in unconsolidated joint ventures (in thousands):

	233 North	Viad Corporate	Wink
	Michigan	Center	Building	Total
2003*	$ 395	$ -	$ 26	$ 421
2004	561	-	38	599
2005	602	12,750	42	13,394
2006	647	-	46	693
2007	695	-	50	745
2008	747	-	54	801
Thereafter	27,348	-	34	27,382
	$ 30,995	$ 12,750	$ 290	$ 44,035

                               *Remaining nine months

        Income statement information for the unconsolidated joint ventures is summarized below for the three months ending March 31, 2003 and 2002 (in thousands):

Results of Operations

	For the				For the
	Three Months				Three Months
	Ended March 31, 2003				Ended March 31, 2002
	233	Viad
	North	Corporate	Wink	Combined	Wink
	Michigan	Center	Building	Total	Building

Unconsolidated Joint Ventures (at 100%):
Revenues	$ 8,500	$844	$ 76	$ 9,420	$ 76
Operating Expenses	(3,745)	(378)	(18)	(4,141)	(25)
Net Operating Income	4,755	466	58	5,279	51
Interest Expense	(1,865)	(144)	(13)	(2,022)	(14)
Loan Cost Amortization	(30)	(31)	(1)	(62)	-
Depreciation and Amortization	(1,238)	(117)	(5)	(1,360)	(5)
Preferred distributions	(425)	-	-	(425)	-
Net Income	$ 1,197	$174	$ 39	$ 1,410	$ 32

Parkway's Share of Unconsolidated Joint Ventures:
Net Income	$ 359	$ 52	$ 20	$ 431	$ 16
Interest Expense	$ 560	$ 43	$ 6	$ 609	$ 7
Loan Cost Amortization	$ 9	$ 9	$ -	$ 18	$ -
Depreciation and Amortization	$ 371	$ 35	$ 3	$ 409	$ 2
Preferred distributions	$ 128	$ -	$ -	$ 128	$ -

Parkway received distributions from unconsolidated joint ventures as follows (in thousands):

	Three Months Ended
	March 31
	2003	2002
233 North Michigan	$ 445	$ -
Viad Corporate Center	325	-
	$ 770	$ -

(6)   Capital Transactions

        On March 24, 2003, the Company sold 690,000 shares of common stock in a public offering in which Wachovia Securities was the underwriter for net proceeds of $24.3 million or $35.25 per share.  The proceeds were used to reduce amounts outstanding under the Company's lines of credit, pending future reinvestment in new properties.

(7)   Stock based compensation

       The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to or above the fair value of the shares at the date of grant.  The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" (the intrinsic value method), and accordingly, recognizes no compensation expense for the stock option grants.  The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands).

	Three Months Ended March 31
	2003	2002
Net income available to common stockholders	$6,100	$5,510
Stock based employee compensation costs assuming fair value method	(93)	(284)
Pro forma net income available to common stockholders	$6,007	$5,226
Pro forma net income per common share:
Basic:
Net income available to common stockholders	$ .65	$ .60
Stock based employee compensation costs assuming fair value method	(.01)	(.03)
Pro forma net income per common share	$ .64	$ .57
Diluted:
Net income available to common stockholders	$ .63	$ .59
Stock based employee compensation costs assuming fair value method	(.01)	(.03)
Pro forma net income per common share	$ .62	$ .56

       The Company also accounts for restricted stock in accordance with APB No. 25 and accordingly, compensation expense is recognized over the expected vesting period.

(8)   Impact of Recently Issued Accounting Standards

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections".  SFAS No. 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4 unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30.  SFAS No. 145 also amends SFAS No. 13 to require certain modifications to capital leases to be treated as a sale-leaseback and modified the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor).  The Company adopted SFAS No. 145 on January 1, 2003.  During the three months ended March 31, 2002, Parkway recognized an $18,000 loss relating to an early extinguishment of debt as an extraordinary item.  This amount has been reclassified to "Interest-prepayment expenses".  Management does not anticipate that SFAS No. 145 will have a significant effect on the Company's consolidated results of operations or financial position.

 (9)  Subsequent Events

        On April 18, 2003, the Company closed an $18.8 million non-recourse first mortgage secured by two properties in Houston, Texas and one property in Phoenix, Arizona.  The mortgage has a fixed interest rate of 5.27% with a
7-year term (maturity date is May 1, 2010) and a 25-year amortization, which is interest only for the first three years.    Proceeds from the mortgage were used to reduce amounts outstanding under the Company's lines of credit, pending future reinvestment in new properties.

       The Company anticipates closing on the sale of 80% of its investment in two suburban Jackson, Mississippi properties to a group of approximately 35 local investors in the second quarter.  The sale values the properties at $16.7 million.  The IBM Building and the River Oaks Plaza comprise approximately 170,000 square feet located in two submarkets.  The Company will continue to manage and lease the properties for a market-based fee and retain a 20% ownership interest in the entity that owns the buildings.  The Company anticipates reporting a gain on the sale of approximately $4 million in the second quarter.  Proceeds from the sale will be used to reduce borrowings under the Company's short-term lines of credit pending the reinvestment in operating properties.

        In April 2003, the Company also signed a commitment for an $11.525 million non-recourse first mortgage secured by the two properties in Jackson, Mississippi.  The interest rate will be fixed at 5.84% and the loan will have a 10-year term and a 28-year amortization.  The Company expects to close on the mortgage simultaneous with the closing of the sale of 80% of its investment in the properties.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

Comments are for the balance sheet dated March 31, 2003 compared to the balance sheet dated December 31, 2002

       Operating Properties.  During the three months ending March 31, 2003, total assets decreased $22,056,000 and office properties (before depreciation) decreased $19,914,000 or 2.5%.

       Parkway's direct investment in office and parking properties decreased $25,015,000 net of depreciation to a carrying amount of $681,536,000 at March 31, 2003, and consisted of 54 operating properties.  The primary reason for the decrease in office and parking properties relates to the net effect of the purchase of an office property in Orlando Florida and the sale of a 70% joint venture interest in an office property in Phoenix, Arizona.  Further information regarding these transactions follows.

        On February 11, 2003, Parkway purchased the Citrus Center, a 258,000 square foot office building in Orlando, Florida.  Parkway acquired the Citrus Center for $32 million plus $2.6 million in closing costs and anticipated first year capital expenditures and leasing commissions.  The purchase was funded by the assumption of an existing first mortgage on the building of $19.7 million and with the remaining proceeds from the 233 North Michigan joint venture, which was completed in May 2002, of $12.3 million.  The non-recourse first mortgage assumed on the purchase of the Citrus Center has a stated interest rate of 7.91% and matures August 1, 2007.   The mortgage note payable has been recorded at $21,153,000 to reflect it at fair value based on Parkway's current incremental borrowing rate of 6.00%.  The Citrus Center, which is located in the central business district, is a nineteen-story office building with 648 structured parking spaces and 32 surface parking spaces.

        On March 6, 2003, Parkway sold a 70% interest in Viad Corporate Center ("Viad Joint Venture"), a 482,000 square foot office building in Phoenix, Arizona, to Investcorp International, Inc. ("Investcorp") for a total of $42 million.  Parkway continues to provide management and leasing for the building on a day-to-day basis.  In connection with the sale, Parkway recognized a $175,000 acquisition fee in accordance with the terms of joint venture agreement signed in October 2000 with Investcorp.  The Company recorded a gain on the sale of the 70% joint venture interest of $1.1 million.

        Simultaneous with closing the Viad Joint Venture, the partnership that owns the property closed a $42.5 million mortgage on the building.  The non-recourse first mortgage is interest-only for a term of two years with three one-year extension options.  The mortgage bears interest at LIBOR plus 260 basis points.  For $15.5 million of the loan, LIBOR can not be lower than 2.25%.  At March 31, 2003, the interest rate was 4.27%.  Parkway received net cash proceeds from the sale and the financing of $54.3 million.  The proceeds were used to reduce amounts outstanding on the Company's lines of credit pending reinvestment in new properties.  The Viad Joint Venture will be accounted for using the equity method of accounting.  The Company's pro rata share of debt from the joint venture will be included in the calculation of the ratio of debt to total market capitalization.

        During the three months ending March 31, 2003, the Company also capitalized building improvements and additional purchase expenses of $5,384,000 and recorded depreciation expense of $6,575,000 related to its operating property portfolio.

        Investment in Unconsolidated Joint Ventures.  During the three months ended March 31, 2003, Parkway's investment in unconsolidated joint ventures increased $4,728,000 or 30%.  The primary reason for the increase relates to Parkway's 30% interest in the Viad Joint Venture discussed above.

        Notes Payable to Banks.  Notes payable to banks decreased $55,739,000 during the three months ended March 31, 2003.  Proceeds from the Viad Joint Venture and an equity offering were used to reduce amounts outstanding under the Company's lines of credit.  At March 31, 2003, notes payable to banks totaled $86,231,000 and resulted from advances under bank lines of credit to purchase additional properties and make improvements to office properties.

        Mortgage Notes Payable Without Recourse.  During the three months ended March 31, 2003, mortgage notes payable without recourse increased $18,450,000 or 8.8%.  The increase is due to the following factors (in thousands):

Increase
(Decrease)
Assumption of first mortgage on Citrus Center purchase	$21,153
Scheduled principal payments	(2,705)
Market value adjustment on reverse swap interest rate contract	2
$18,450

       The Company expects to continue seeking fixed rate, non-recourse mortgage financing at terms ranging from ten to thirty years on select office building investments as additional capital is needed.  The Company targets a debt to total market capitalization rate at a percentage in the mid-40's.  This rate may vary at times pending acquisitions, sales and/or equity offerings.  In addition, volatility in the price of the Company's common stock may affect the debt to total market capitalization ratio.  However, over time the Company will gravitate to a percentage in the mid-40's.  In addition to this debt ratio, the Company also monitors interest and fixed charge coverage ratios.  The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization ("EBITDA").    The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA.

The computation of the interest and fixed charge coverage ratios and the reconciliation of net income to EBITDA is as follows for the three months ended March 31, 2003 and 2002 (in thousands):

	Three Months Ended
	2003	2002
Net income	$ 9,113	$ 8,523
Adjustments to net income:
Interest expense	4,999	7,023
Amortization of financing costs	234	195
Prepayment expenses - early extinguishment of debt	-	18
Depreciation and amortization	7,354	6,972
Amortization of deferred compensation	-	548
Gain on sale of joint venture interest	(1,096)	-
Tax expenses	40	31
EBITDA - unconsolidated joint ventures	1,166	9
EBITDA (1)	$21,810	$23,319

Interest coverage ratio:
EBITDA	$21,810	$23,319
Interest expense:
Interest expense	$ 4,999	$ 7,023
Interest expense - unconsolidated joint ventures	609	7
Total interest expense	$ 5,608	$ 7,030
Interest coverage ratio	3.89	3.32

Fixed charge coverage ratio:
EBITDA	$21,810	$23,319
Fixed charges:
Interest expense	$ 5,608	$ 7,030
Preferred dividends	3,013	3,013
Preferred distributions - unconsolidated joint ventures	128	-
Principal payments (excluding early extinguishment of debt)	2,705	2,567
Principal payments - unconsolidated joint ventures	136	8
Total fixed charges	$11,590	$12,618
Fixed charge coverage ratio	1.88	1.85

        (1)        EBITDA, a non-GAAP financial measure, means operating income before mortgage and other interest expense, income taxes, depreciation and amortization.  We believe that EBITDA is useful to investors and Parkway's management as an indication of the Company's ability to service debt and pay cash distributions.  EBITDA, as calculated by us, is not comparable to EBITDA reported by other REITs that do not define EBITDA exactly as we do.  EBITDA does not represent cash generated from operating activities in accordance with generally accepted accounting principles, and should not be considered an alternative to operating income or net income as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of liquidity.

       Stockholders' equity increased $20,634,000 during the three months ended March 31, 2003, as a result of the following (in thousands):

Increase (Decrease)
Net income	$9,113
Change in market value of interest rate swap	52
Comprehensive income	9,165

Common stock dividends declared	(6,106)
Preferred stock dividends declared	(1,449)
Convertible preferred stock dividends declared	(1,564)
Exercise of stock options	924
Shares issued - stock offering	24,269
Shares contributed to deferred compensation plan	(4,321)
Purchase of Company stock	(366)
Shares issued through DRIP plan	80
Shares issued - employee excellence recognition program	2
$20,634

        On March 24, 2003, the Company sold 690,000 shares of common stock to Wachovia Securities for net proceeds of $24.3 million or $35.25 per share.  The proceeds were used to reduce amounts outstanding under the Company's lines of credit, pending future reinvestment in new properties.

RESULTS OF OPERATIONS

Comments are for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

       Net income available for common stockholders for the three months ended March 31, 2003, was $6,100,000 ($.65 per basic common share) as compared to $5,510,000 ($.60 per basic common share) for the three months ended March 31, 2002.  Net income included a gain from the sale of a joint venture interest in the amount of $1,096,000 for the three months ended March 31, 2003.

       Operating Properties.  The primary reason for the change in the Company's net income from office and parking properties for 2003 as compared to 2002 is the net effect of the operations of the following properties purchased, property sold and joint venture interests sold (in thousands):

Properties Purchased:

Office Properties	Purchase Date	Square Feet
The Park on Camelback	05/22/02	103
Viad Corporate Center	05/31/02	484
5300 Memorial	06/05/02	154
Town & Country Central One	06/05/02	148
1717 St. James Place	06/05/02	110
Citrus Center	02/11/03	258

Property Sold:

Office Property	Date Sold	Square Feet
Corporate Square West	05/31/02	96

Joint Venture Interests Sold:

Office Property/Interest Sold	Date Sold	Square Feet
233 North Michigan/70%	05/30/02	1,068
Viad Corporate Center/70%	03/06/03	482

       Operations of office and parking properties are summarized below (in thousands):

	Three Months Ended March 31
	2003	2002
Income	$37,057	$40,592
Operating expense	(16,562)	(16,928)
	20,495	23,664
Interest expense	(4,027)	(5,645)
Depreciation and amortization	(7,354)	(6,972)
Income from office and parking properties	$ 9,114	$11,047

        Equity in Earnings of Unconsolidated Joint Ventures and Management Company Income.  Equity in earnings of unconsolidated joint ventures increased $415,000 for the three months ended March 31, 2003 compared to the same period in 2002.  The increase is attributable to the formation of the Viad Corporate Center joint venture in 2003 and the 233 North Michigan Avenue joint venture in 2002.  Under the terms of the joint venture agreements, Parkway continues to provide management and leasing services for the buildings on a day-to-day basis.  The increase in management company income of $335,000 for the three months ended March 31, 2003 compared to the same period in 2002 is primarily due to the fees earned from providing management and leasing services to the joint ventures.

        Interest Expense.  The $1,618,000 decrease in interest expense on office properties for the three months ended March 31, 2003 compared to the same period in 2002 is due to the net effect of the early extinguishment of three mortgages in 2002, the transfer of a mortgage note payable to the 233 North Michigan Avenue joint venture and new loans placed or assumed in 2002 and 2003.  The average interest rate on mortgage notes payable as of March 31, 2003 and 2002 was 7.2% and 7.4%, respectively.

        Interest expense on bank notes decreased $385,000 for the three months ended March 31, 2003 compared to the same period in 2002.  The change is primarily due to the decrease in the weighted average interest rate on bank lines of credit from 4.7% during the three months ended March 31, 2002 to 3.1% during the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

       Cash and cash equivalents were $2,158,000 and $1,594,000 at March 31, 2003 and December 31, 2002, respectively.  The Company generated $6,983,000 in cash flows from operating activities during the three months ending March 31, 2003 compared to $11,244,000 for the same period of 2002.  The Company generated $36,185,000 in investing activities during the three months ending March 31, 2003.  Proceeds from the sale of the Viad Joint Venture interest were $54,311,000 and the Company used $12,700,000 to purchase an office property.  The Company also spent $5,926,000 to make capital improvements at its office properties.  Cash dividends of $9,119,000 ($.65 per common share, $.546875 per Series A preferred share and $.73 per Series B preferred share) were paid to stockholders.  Scheduled principal payments were $2,705,000 on mortgage notes payable during the three months ending March 31, 2003.  The Company received net proceeds of $24,269,000 from the sale of 690,000 shares of common stock during the three months ended March 31, 2003.

Liquidity

       The Company plans to continue pursuing the acquisition of additional investments that meet the Company's investment criteria and intends to use bank lines of credit, proceeds from the sale of non-core assets and office properties held for sale, proceeds from the sale of portions of owned assets through joint ventures, sales of securities and cash balances to fund those acquisitions.  At March 31, 2003, the Company had $86,231,000 outstanding under two bank lines of credit and a term loan.

       The Company's cash flows are exposed to interest rate changes primarily as a result of its lines of credit used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations.  The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  To achieve its objectives, the

Company borrows at fixed rates, but also has a three-year $135 million unsecured revolving credit facility with a consortium of 13 banks with J.P. Morgan Chase & Co. serving as the lead agent (the "$135 million line") and a one-year $15 million unsecured line of credit with PNC Bank (the "$15 million line").  The interest rates on the lines of credit are equal to the 30-day LIBOR rate plus 112.5 to 137.5 basis points, depending upon overall Company leverage.  The weighted average interest rate on the $15 million line and the $135 million line was 2.60% and 2.88% at March 31, 2003, respectively.

        Parkway also entered into a Credit Agreement (the "Credit Agreement") with JP Morgan Chase Bank, as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and other banks as participants on June 4, 2002.  The Credit Agreement, among other things, provides for a $35 million one-year term loan facility (the "Term Loan") of which $20 million was drawn upon as of March 31, 2003.  Excluding bank fees and closing costs, the Term Loan bears interest at a rate equal to LIBOR plus 112.5 to 137.5 basis points, depending on Parkway's leverage.  Accrued and unpaid interest under the Term Loan is payable monthly with the final interest payment as well as the entire principal amount outstanding thereunder due and payable on June 4, 2003.  The interest rate on the Term Loan was 2.75% at March 31, 2003.

        The Company's interest rate hedge contracts as of March 31, 2003 are summarized as follows (in thousands):

					Fair
Type of	Notional	Maturity		Fixed	Market
Hedge	Amount	Date	Reference Rate	Rate	Value
Swap	$50,000	12/31/03	1-Month LIBOR	1.545%	$(118)
Reverse Swap	$ 5,207	07/15/06	1-Month LIBOR + 3.455%	8.080%	326
					$208

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

       The $135 million line is also unsecured and is expected to fund acquisitions of additional investments.  This line of credit matures June 28, 2004 and has a current interest rate equal to the LIBOR rate plus to 137.5 basis points.   The Company paid a facility fee of $225,000 (16.67 basis points) and origination fees of $565,000 (41.85 basis points) upon closing of the loan agreement and pays an annual administration fee of $37,500.  The Company also pays fees on the unused portion of the line based upon overall Company leverage, with the current rate set at 25 basis points.

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

       At March 31, 2003, the Company had $228,196,000 of non-recourse fixed rate mortgage notes payable with an average interest rate of 7.2% secured by office properties and $86,231,000 drawn under bank lines of credit and the Term Loan.  Parkway's pro rata share of unconsolidated joint venture debt was $44,035,000 with an average interest rate of 6.47% at March 31, 2003.  Based on the Company's total market capitalization of approximately $880,355,000 at March 31, 2003 (using the March 31, 2003 closing price of $37.68 per common share), the Company's debt represented approximately 40.7% of its total market capitalization.  .  The Company targets a debt to total market capitalization rate at a percentage in the mid-40's.  This rate may vary at times pending acquisitions, sales and/or equity offerings.  In addition, volatility in the price of the Company's common stock may affect the debt to total market capitalization ratio.  However, over time the Company will gravitate to a percentage in the mid-40's.  In addition to this debt ratio, the Company also monitors interest and fixed charge coverage ratios.  The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization.  This ratio for the three months ending March 31, 2003 and 2002 was 3.89 and 3.32 times, respectively.  The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to earnings before interest, taxes, depreciation and amortization.  This ratio for the three months ending March 31, 2003 and 2002 was 1.88 and 1.85 times, respectively.

       The table below presents the principal payments due and weighted average interest rates for the fixed rate debt.

	Average	Fixed Rate Debt
	Interest Rate	(In thousands)
2003*	7.24%	$ 8,952
2004	7.24%	12,651
2005	7.24%	13,601
2006	7.22%	18,515
2007	7.36%	32,459
2008	7.57%	56,672
Thereafter	7.55%	85,346
Total		$228,196

Fair value at 3/31/03		$242,165

*Remaining nine months

       The Company presently has plans to make additional capital improvements at its office properties in 2003 of approximately $14 million.  These expenses include tenant improvements, capitalized acquisition costs and capitalized building improvements.  Approximately $3 million of these improvements relate to upgrades on properties acquired in recent years that were anticipated at the time of purchase.  All such improvements are expected to be financed by cash flow from the properties and advances on the bank lines of credit.

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

Funds From Operations

       Management believes that funds from operations ("FFO") is an appropriate measure of performance for equity REITs and computes this measure in accordance with the National Association of Real Estate Investment Trusts' ("NAREIT") definition of FFO.  FFO as reported by Parkway may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition.  We believe FFO is helpful to investors as a supplemental measure that enhances the comparability of our operations by adjusting net income for items not reflective of our principal and recurring operations.  This measure, along with cash flows from operating, financing and investing activities, provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs.  In addition, FFO has widespread acceptance and use within the REIT and analyst communities.  Funds from operations is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles "GAAP"), excluding gains or losses from sales of property and extraordinary items under GAAP, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.  In 2002, NAREIT clarified that FFO related to assets held for sale, sold or otherwise transferred and included in results of discontinued operations should continue to be included in consolidated FFO.  This clarification is effective January 1, 2002, and calculation of FFO based on this clarification should be shown for all periods presented in financial statements or tables.  We believe that in order to facilitate a clear understanding of our operating results, FFO should be examined in conjunction with the net income as presented in our consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.  Funds from operations do not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States and is not an indication of cash available to fund cash needs.  Funds from operations should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

        The following table presents a reconciliation of the Company's net income to FFO for the three months ended March 31, 2003 and 2002 (in thousands):

	Three Months Ended March 31
	2003	2002
Net income	$ 9,113	$ 8,523
Adjustments to derive funds from operations:
Depreciation and amortization	7,354	6,972
Adjustments for unconsolidated joint ventures	409	2
Preferred dividends	(1,449)	(1,449)
Convertible preferred dividends	(1,564)	(1,564)
Gain on sale of joint venture interest	(1,096)	-
Amortization of deferred gains and other	(2)	(3)
Funds from operations	$ 12,765	$ 12,481

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

PARKWAY PROPERTIES, INC.

PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)   99.1    Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99.2    Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

        (1)       8-K Filed - March 10, 2003

                    Regulation FD Disclosure.  Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 to accompany the Annual Report on Form 10-K for the year ended December 31, 2002.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 8, 2003	PARKWAY PROPERTIES, INC.

	BY:	/s/ Mandy M. Pope
Mandy M. Pope, CPA
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

Date:  May 8, 2003

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

Date:  May 8, 2003

                                                                                                     /s/ Marshall A. Loeb

                                                                                                     Marshall A. Loeb
                                                                                                     Chief Financial Officer