Form 10-Q
period 2003-06-30
PARKWAY PROPERTIES INC
filed 2003-08-13
CIK 729237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

  ☒                               Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2003

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

Yes  ☒   No   ☐

       Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒    No  ☐

       10,354,300 shares of Common Stock, $.001 par value, were outstanding as of August 12, 2003.

PARKWAY PROPERTIES, INC.

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED JUNE 30, 2003

Page

Part I. Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets, June 30, 2003 and December 31, 2002	3

	Consolidated Statements of Income for the Three Months and Six Months Ended
	June 30, 2003 and 2002	4

	Consolidated Statements of Stockholders' Equity for the Six Months Ended
	June 30, 2003 and 2002	6

	Consolidated Statements of Cash Flows for the Six Months Ended
	June 30, 2003 and 2002	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

Part II. Other Information

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 6.	Exhibits and Reports on Form 8-K	23

Signatures

Authorized signatures 25

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30	December 31
	2003	2002
	(Unaudited)
Assets
Real estate related investments:
Office and parking properties	$ 778,837	$ 806,000
Accumulated depreciation	(107,772)	(99,449)
	671,065	706,551

Land available for sale	3,528	3,528
Note receivable from Moore Building Associates LP	5,996	5,996
Mortgage loans	866	869
Investment in unconsolidated joint ventures	20,036	15,640
	701,491	732,584

Interest, rents receivable and other assets	30,221	29,759
Cash and cash equivalents	2,955	1,594
	$ 734,667	$ 763,937

Liabilities
Notes payable to banks	$ 67,918	$ 141,970
Mortgage notes payable without recourse	239,822	209,746
Accounts payable and other liabilities	31,117	35,400
	338,857	387,116

Stockholders' Equity
8.75% Series A Preferred stock, $.001 par value,
2,760,000 shares authorized and 2,650,000 shares
issued and outstanding in 2002	-	66,250
8.34% Series B Cumulative Convertible Preferred stock,
$.001 par value, 2,142,857 shares authorized, issued
and outstanding	75,000	75,000
Series C Preferred stock, $.001 par value, 400,000 shares
authorized, no shares issued	-	-
8.00% Series D Preferred stock, $.001 par value,
2,400,000 shares authorized, issued
and outstanding in 2003	58,094	-
Common stock, $.001 par value, 65,057,143 shares
authorized, 10,327,395 and 9,385,420 shares
issued and outstanding in 2003 and 2002, respectively	10	9
Excess stock, $.001 par value, 30,000,000 shares authorized,
no shares issued	-	-
Common stock held in trust, at cost, 128,000 shares in 2003	(4,321)	-
Additional paid-in capital	234,889	199,979
Unearned compensation	(4,313)	-
Accumulated other comprehensive loss	(110)	(170)
Retained earnings	36,561	35,753
	395,810	376,821
	$ 734,667	$ 763,937

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended
	June 30
	2003	2002
	(Unaudited)

Revenues
Income from office and parking properties	$ 35,162	$ 38,419
Management company income	681	358
Interest on note receivable from Moore Building Associates LP	204	245
Incentive management fee from Moore Building Associates LP	87	100
Other income and deferred gains	281	274
	36,415	39,396
Expenses
Office and parking properties:
Operating expense	15,817	16,534
Interest expense:
Contractual	4,056	5,173
Amortization of loan costs	75	57
Depreciation and amortization	6,598	7,081
Operating expense for other real estate properties	10	8
Interest expense on bank notes:
Contractual	494	1,456
Amortization of loan costs	187	137
Management company expenses	175	155
General and administrative	962	1,265
	28,374	31,866
Income before equity in earnings, gain (loss), minority
interest and discontinued operations	8,041	7,530

Equity in earnings of unconsolidated joint ventures	623	133
Gain (loss) on sale of joint venture interests and real estate	4,545	(269)
Minority interest - unit holders	-	(1)
Income from continuing operations	13,209	7,393

Discontinued operations:
Income from discontinued operations	-	47
Gain on sale of real estate from discontinued operations	-	770
Net Income	13,209	8,210

Change in market value of interest rate swap	8	112
Comprehensive income	$ 13,217	$ 8,322

Net income available to common stockholders:
Net income	$ 13,209	$ 8,210
Original issue costs associated with redemption of preferred stock	(2,619)	-
Dividends on preferred stock	(1,503)	(1,449)
Dividends on convertible preferred stock	(1,564)	(1,565)
Net income available to common stockholders	$ 7,523	$ 5,196

Net income per common share:
Basic:
Income excluding discontinued operations	$ 0.74	$ 0.47
Discontinued operations	-	0.09
Net income	$ 0.74	$ 0.56
Diluted:
Income excluding discontinued operations	$ 0.72	$ 0.46
Discontinued operations	-	0.09
Net income	$ 0.72	$ 0.55

Dividends per common share	$ 0.65	$ 0.63

Weighted average shares outstanding:
Basic	10,224	9,285
Diluted	10,457	9,502

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Six Months Ended
	June 30
	2003	2002
	(Unaudited)

Revenues
Income from office and parking properties	$ 72,219	$ 79,011
Management company income	1,142	484
Interest on note receivable from Moore Building Associates LP	406	482
Incentive management fee from Moore Building Associates LP	155	160
Other income and deferred gains	487	323
	74,409	80,460
Expenses
Office and parking properties:
Operating expense	32,379	33,462
Interest expense:
Contractual	8,026	10,717
Prepayment expenses	-	18
Amortization of loan costs	132	140
Depreciation and amortization	13,952	14,053
Operating expense for other real estate properties	20	17
Interest expense on bank notes:
Contractual	1,523	2,935
Amortization of loan costs	364	249
Management company expenses	241	251
General and administrative	2,144	2,581
	58,781	64,423

Income before equity in earnings, gain (loss), minority
interest and discontinued operations	15,628	16,037

Equity in earnings of unconsolidated joint ventures	1,054	149
Gain (loss) on sale of joint venture interests and real estate	5,641	(269)
Minority interest - unit holders	(1)	(1)
Income from continuing operations	22,322	15,916

Discontinued operations:
Income from discontinued operations	-	47
Gain on sale of real estate from discontinued operations	-	770
Net Income	22,322	16,733

Change in market value of interest rate swap	60	627
Comprehensive income	$ 22,382	$ 17,360

Net income available to common stockholders:
Net income	$ 22,322	$ 16,733
Original issue costs associated with redemption of preferred stock	(2,619)	-
Dividends on preferred stock	(2,952)	(2,898)
Dividends on convertible preferred stock	(3,128)	(3,129)
Net income available to common stockholders	$ 13,623	$ 10,706

Net income per common share:
Basic:
Income excluding discontinued operations	$ 1.38	$ 1.06
Discontinued operations	-	0.09
Net income	$ 1.38	$ 1.15
Diluted:
Income excluding discontinued operations	$ 1.36	$ 1.04
Discontinued operations	-	0.09
Net income	$ 1.36	$ 1.13

Dividends per common share	$ 1.30	$ 1.26

Weighted average shares outstanding:
Basic	9,839	9,270
Diluted	10,039	9,453

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Six Months Ended
	June 30
	2003	2002
	(Unaudited)

8.75% Series A Preferred stock, $.001 par value
Balance at beginning of period	$ 66,250	$ 66,250
Redemption of preferred stock	(66,250)	-
Balance at end of period	-	66,250

8.34% Series B Cumulative Convertible
Preferred stock, $.001 par value
Balance at beginning of period	75,000	75,000
Balance at end of period	75,000	75,000

8.00% Series D Preferred stock, $.001 par value
Balance at beginning of period	-	-
Shares issued	58,094	-
Balance at end of period	58,094	-

Common stock, $.001 par value
Balance at beginning of period	9	9
Shares issued - stock offering	1	-
Balance at end of period	10	9

Common stock held in trust
Balance at beginning of period	-	-
Shares contributed to deferred compensation plan	(4,321)	-
Balance at end of period	(4,321)	-

Additional paid-in capital
Balance at beginning of period	199,979	196,032
Stock options exercised	3,532	1,087
Shares issued in lieu of Directors' fees	70	55
Restricted shares issued	4,645	-
Shares issued - employee excellence recognition program	3	-
Shares issued - DRIP plan	224	614
Shares issued - stock offering	24,183	-
Original issue costs associated with redemption of preferred stock	2,619	-
Purchase of Company stock	(366)	-
Balance at end of period	234,889	197,788

Unearned compensation
Balance at beginning of period	-	(2,190)
Restricted shares issued	(4,645)	-
Amortization of unearned compensation	332	1,095
Balance at end of period	(4,313)	(1,095)

Accumulated other comprehensive income (loss)
Balance at beginning of period	(170)	(1,694)
Change in market value of interest rate swaps	60	627
Balance at end of period	(110)	(1,067)

Retained earnings
Balance at beginning of period	35,753	42,174
Net income	22,322	16,733
Original issue costs associated with redemption of preferred stock	(2,619)	-
Preferred stock dividends declared	(2,952)	(2,898)
Convertible preferred stock dividends declared	(3,128)	(3,129)
Common stock dividends declared	(12,815)	(11,690)
Balance at end of period	36,561	41,190

Total stockholders' equity	$ 395,810	$ 378,075

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30
	2003	2002
	(Unaudited)

Operating activities
Net income	$ 22,322	$ 16,733
Adjustments to reconcile net income to cash provided by
operating activities:
Depreciation and amortization	13,952	14,075
Amortization of loan costs	496	389
Amortization of unearned compensation	332	1,095
Gain on sale of joint venture interests and real estate	(5,641)	(501)
Equity in earnings of unconsolidated joint ventures	(1,054)	(149)
Other	(5)	(5)
Changes in operating assets and liabilities:
Increase in receivables and other assets	(1,178)	(3,209)
Increase (decrease) in accounts payable and accrued expenses	(7,898)	1,493

Cash provided by operating activities	21,326	29,921

Investing activities
Payments received on mortgage loans	3	4
Net decrease in note receivable from Moore Building Associates LP	-	837
Distributions from unconsolidated joint ventures	1,703	51
Investments in unconsolidated joint ventures	(272)	(1,662)
Purchases of real estate related investments	(13,046)	(97,762)
Proceeds from sale of joint venture interests and real estate	70,040	58,603
Real estate development	-	(230)
Improvements to real estate related investments	(12,743)	(9,617)

Cash provided by (used in) investing activities	45,685	(49,775)

Financing activities
Principal payments on mortgage notes payable	(9,913)	(7,244)
Net proceeds from (payments on) bank borrowings	(73,990)	12,301
Proceeds from long-term financing	18,800	29,975
Stock options exercised	3,532	1,087
Dividends paid on common stock	(12,730)	(11,477)
Dividends paid on preferred stock	(7,235)	(6,027)
Purchase of Company stock	(366)	-
Proceeds from DRIP Plan	224	614
Redemption of preferred stock	(66,250)	-
Proceeds from stock offerings	82,278	-

Cash provided by (used in) financing activities	(65,650)	19,229

Change in cash and cash equivalents	1,361	(625)

Cash and cash equivalents at beginning of period	1,594	2,458

Cash and cash equivalents at end of period	$ 2,955	$ 1,833

See notes to consolidated financial statements.

Parkway Properties, Inc.
Notes to Consolidated Financial Statements (Unaudited)
 June 30, 2003

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

        The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  All such adjustments are of a normal recurring nature.  Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.  The financial statements should be read in conjunction with the annual report and the notes thereto.

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

(3)   Supplemental Cash Flow Information

        The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

	Six Months Ended June 30
	2003	2002
	(in thousands)
Cash paid for interest	$9,551	$13,576
Income taxes paid	62	46
Mortgage assumed in purchase	21,153	-
Restricted shares issued	4,645	-
Shares issued in lieu of Directors' fees	70	55
Mortgage transferred in sale of 70% interest in
Parkway 233 North Michigan LLC	-	73,289
Note receivable from the sale of 70% interest in
Parkway 233 North Michigan LLC	-	747
Original issue costs associated with redemption of preferred stock	2,619	-

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

        Simultaneous with closing the Viad Joint Venture, the partnership that owns the property closed a $42.5 million mortgage on the building.  The non-recourse first mortgage is interest-only for a term of two years with three one-year extension options.  The mortgage bears interest at LIBOR plus 260 basis points.  For $15.5 million of the loan, LIBOR can not be lower than 2.25%.  At June 30, 2003, the interest rate on the mortgage was 4.16%.  Parkway received net cash proceeds from the sale and the financing of $54.3 million.  The proceeds were used to reduce amounts outstanding on the Company's lines of credit, pending reinvestment in new properties.  The Viad Joint Venture is accounted for using the equity method of accounting.  The Company's pro rata share of debt from the joint venture is included in the calculation of the ratio of debt to total market capitalization.

        On May 28, 2003, Parkway sold an 80% interest in two suburban Jackson, Mississippi properties, River Oaks Place and the IBM Building, to approximately 35 individual investors ("Jackson Joint Venture").  The sale values the properties at $16.7 million.  The IBM Building and the River Oaks Plaza comprise approximately 170,000 square feet located in two submarkets.  Parkway continues to manage and lease the properties for a market-based fee and retained a 20% ownership interest in the entity that owns the buildings.  The Company recorded a gain on the sale of the 80% joint venture interest of $4.2 million.

        Simultaneous with closing the Jackson Joint Venture, the entity that owns the properties closed an $11.525 million non-recourse first mortgage secured by the properties.  The mortgage has a fixed interest rate of 5.84%, amortizes over 28 years and matures in ten years.  Parkway received net cash proceeds from the sale and the financing of approximately $15.5 million, which was used to reduce borrowings under the Company's short-term lines of credit pending the reinvestment in operating properties.  The Jackson Joint Venture is accounted for using the equity method of accounting.  The Company's pro rata share of debt from the joint venture is included in the calculation of the ratio of debt to total market capitalization.

        On June 26, 2003, Parkway sold .74 acres of land in Houston, Texas.  Net proceeds from the sale of $451,000 were used to reduce borrowings under the Company's short-term lines of credit.  The Company recorded a gain on the sale of $362,000.

(5)   Investment in Unconsolidated Joint Ventures

        As of June 30, 2003, the Company is invested in four joint ventures.  As required by generally accepted accounting principles, the joint venture activity is accounted for using the equity method of accounting, as Parkway does not control any of these joint ventures.  As a result, the assets and liabilities of the joint ventures are not included on Parkway's consolidated balance sheets as of June 30, 2003 and December 31, 2002.  Information relating to the unconsolidated joint ventures is detailed below (in thousands).

				Parkway's
			Square	Ownership
Joint Ventures	Property Name	Location	Feet	Interest

Parkway 233 North Michigan, LLC	233 North Michigan Avenue	Chicago, IL	1,070	30%
Phoenix OfficeInvest, LLC	Viad Corporate Center	Phoenix, AZ	482	30%
Parkway Joint Venture, LLC Wink-Parkway Partnership	IBM Building/River Oaks Wink Building	Jackson, MS New Orleans, LA	170 32	20% 50%
			1,754

        Balance sheet information for the unconsolidated joint ventures is summarized below as of June 30, 2003 and December 31, 2002 (in thousands):

Balance Sheet Information

	June 30, 2003					December 31, 2002
	233 North	Viad Corp	Wink	Jackson	Combined	233 North	Wink	Combined
	Michigan	Center	Building	JV	Total	Michigan	Building	Total

Unconsolidated Joint Ventures
Real Estate, Net	$173,617	$59,966	$1,294	$16,516	$ 251,393	$172,073	$1,303	$ 173,376
Other Assets	12,007	2,696	108	369	15,180	16,416	159	16,575
Total Assets	$185,624	$62,662	$1,402	$16,885	$ 266,573	$188,489	$1,462	$ 189,951

Mortgage Debt (a)	$102,887	$42,500	$562	$11,511	$ 157,460	$103,741	$596	$ 104,337
Other Liabilities	9,276	1,833	3	144	11,256	11,630	2	11,632
Partners' and Shareholders' Equity	73,461	18,329	837	5,230	97,857	73,118	864	73,982
Total Liabilities and
Partners'/Shareholders' Equity	$185,624	$62,662	$1,402	$16,885	$ 266,573	$188,489	$1,462	$ 189,951

Pky's Share of Unconsolidated JVs:
Real Estate, Net	$52,085	$17,990	$ 647	$3,303	$ 74,025	$ 51,622	$ 652	$ 52,274
Mortgage Debt	$30,866	$12,750	$ 281	$2,302	$ 46,199	$ 31,122	$ 298	$ 31,420
Net Investment in Joint Ventures	$15,024	$ 4,605	$ 419	$ (12)	$ 20,036	$ 15,209	$ 431	$ 15,640

        (a)  The mortgage debt, all of which is non-recourse, is collateralized by the individual real estate properties within each venture.

        The terms related to Parkway's share of unconsolidated joint venture mortgage debt are summarized below (in thousands):

				Monthly	Loan	Loan
	Type of	Interest		Debt	Balance	Balance
Joint Venture	Debt Service	Rate	Maturity	Service	06/30/03	12/31/02

233 North Michigan Avenue	Amortizing	7.350%	07/11/11	$229	$30,866	$31,122
Viad Corporate Center	Interest Only	LIBOR + 2.600%	03/11/05	45	12,750	-
Wink Building	Amortizing	8.625%	07/01/09	5	281	298
Jackson JV	Amortizing	5.840%	05/01/13	70	2,302	-
				$349	$46,199	$31,420

Weighted average interest rate at end of period					6.403%	7.362%

        The following table presents Parkway's share of principal payments due for mortgage debt in unconsolidated joint ventures (in thousands):

	233 North	Viad Corporate	Wink	Jackson
	Michigan	Center	Building	JV	Total
2003*	$ 266	$ -	$ 18	$ 17	$ 301
2004	561	-	38	35	634
2005	602	12,750	42	37	13,431
2006	647	-	45	39	731
2007	695	-	50	41	786
2008	747	-	54	44	845
Thereafter	27,348	-	34	2,089	29,471
	$ 30,866	$ 12,750	$ 281	$ 2,302	$ 46,199

*Remaining six months

        Income statement information for the unconsolidated joint ventures is summarized below for the three months and six months ending June 30, 2003 and 2002 (in thousands):

Results of Operations

	Three Months Ended June 30, 2003					Three Months Ended June 30, 2002
	233 North	Viad Corp	Wink	Jackson	Combined	233 North	Wink	Combined
	Michigan	Center	Building	JV	Total	Michigan	Building	Total

Unconsolidated Joint Ventures (at 100%):
Revenues	$ 8,584	$ 3,095	$ 76	$ 256	$ 12,011	$ 2,843	$ 76	$ 2,919
Operating Expenses	(3,772)	(1,348)	(23)	(113)	(5,256)	(1,202)	(21)	(1,223)
Net Operating Income	4,812	1,747	53	143	6,755	1,641	55	1,696
Interest Expense	(1,850)	(451)	(12)	(56)	(2,369)	(810)	(14)	(824)
Loan Cost Amortization	(30)	(93)	(1)	-	(124)	(11)	(1)	(12)
Depreciation and Amortization	(1,381)	(352)	(6)	(31)	(1,770)	(433)	(6)	(439)
Preferred Distributions	(418)	-	-	-	(418)	-	-	-
Net Income	$ 1,133	$ 851	$ 34	$ 56	$ 2,074	$ 387	$ 34	$ 421

Pky's Share of Unconsolidated JVs:
Net Income	$ 340	$ 256	$ 16	$ 11	$ 623	$ 116	$ 17	$ 133
Depreciation and Amortization	$ 414	$ 106	$ 3	$ 6	$ 529	$ 130	$ 3	$ 133
Interest Expense	$ 555	$ 136	$ 6	$ 11	$ 708	$ 198	$ 7	$ 205
Loan Cost Amortization	$ 9	$ 28	$ 1	$ -	$ 38	$ 3	$ 1	$ 4
Preferred Distributions	$ 125	$ -	$ -	$ -	$ 125	$ 45	-	$ 45

Results of Operations

	Six Months Ended June 30, 2003					Six Months Ended June 30, 2002
	233 North	Viad Corp	Wink	Jackson	Combined	233 North	Wink	Combined
	Michigan	Center	Building	JV	Total	Michigan	Building	Total

Unconsolidated Joint Ventures (at 100%):
Revenues	$17,084	$ 3,939	$ 152	$ 256	$ 21,431	$ 2,843	$ 152	$ 2,995
Operating Expenses	(7,517)	(1,725)	(42)	(113)	(9,397)	(1,202)	(46)	(1,248)
Net Operating Income	9,567	2,214	110	143	12,034	1,641	106	1,747
Interest Expense	(3,715)	(595)	(25)	(56)	(4,391)	(810)	(28)	(838)
Loan Cost Amortization	(60)	(124)	(2)	-	(186)	(11)	(1)	(12)
Depreciation and Amortization	(2,619)	(469)	(11)	(31)	(3,130)	(433)	(11)	(444)
Preferred Distributions	(843)	-	-	-	(843)	-	-	-
Net Income	$ 2,330	$ 1,026	$ 72	$ 56	$ 3,484	$ 387	$ 66	$ 453

Pky's Share of Unconsolidated JVs:
Net Income	$ 699	$ 308	$ 36	$ 11	$ 1,054	$ 116	$ 33	$ 149
Depreciation and Amortization	$ 786	$ 141	$ 5	$ 6	$ 938	$ 130	$ 5	$ 135
Interest Expense	$ 1,114	$ 179	$ 13	$ 11	$ 1,317	$ 198	$ 14	$ 212
Loan Cost Amortization	$ 18	$ 37	$ 1	$ -	$ 56	$ 3	$ 1	$ 4
Preferred Distributions	$ 253	$ -	$ -	$ -	$ 253	$ 45	-	$ 45

Parkway received distributions from unconsolidated joint ventures as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2003	2002	2003	2002
233 North Michigan	$ 561	$ -	$ 1,006	$ -
Viad Corporate Center	322	-	647	-
Wink Building	50	51	50	51
	$ 933	$ 51	$ 1,703	$ 51

          In addition to the joint ventures described above, Parkway has an investment in and advances to Moore Building Associates LP ("MBALP") established for the purpose of owning a commercial office building (the Toyota Center).  Parkway has a less than 1% ownership interest in MBALP and acts as the managing general partner of this partnership.  MBALP is primarily funded with financing from a third party lender, which is secured by a first lien on the rental property of the partnership.  The creditors of MBALP do not have recourse to the Company.  Parkway accounts for this investment using the equity method of accounting, recording its share of the net income or loss based upon the terms of the partnership agreement.

        In acting as the general partner, the Company is committed to providing additional funding to meet partnership operating deficits up to an aggregate amount of $1 million.  At June 30, 2003, the Company's aggregate net investment in the partnership was $6 million.  These amounts represent the Company's maximum exposure to loss at June 30, 2003 as a result of its involvement with MBALP.

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" ("FIN 46").  FIN 46 requires the consolidation of entities in which a company absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.   Currently, entities are generally consolidated by a company when it has a controlling financial interest through ownership of a majority voting interest in the entity.

        The Company is currently evaluating the effects of the issuance of FIN 46 on the accounting for its ownership interest in MBALP.  Except for the possible consolidation of MBALP, Parkway does not anticipate the adoption of FIN 46 will have a material impact on the Company's consolidated financial statements.

(6)   Capital Transactions

        On March 24, 2003, the Company sold 690,000 shares of common stock in a public offering in which Wachovia Securities was the underwriter for net proceeds of $24.3 million or $35.25 per share.  The proceeds were used to reduce amounts outstanding under the Company's lines of credit, pending future reinvestment in new properties.

        On May 8, 2003, the stockholders of the Company approved Parkway's 2003 Equity Incentive Plan that authorized the grant of restricted shares of common stock and deferred share units payable in common stock to employees of the Company.  The stockholders approved the January 2, 2003 issuance of 132,000 shares of restricted stock to certain officers of the Company effective May 8, 2003.  The stock price on the date of grant was $35.19, and the vesting period for the stock is 7 years or 36 months if certain operating results are achieved by the Company.

        On June 27, 2003, the Company completed the sale of 2,400,000 shares of 8.00% Series D Cumulative Redeemable Preferred Stock with net proceeds to the Company of approximately $58 million.  The proceeds were used to redeem the Company's 8.75% Series A Cumulative Redeemable Preferred Stock.  The Series D Preferred Stock has a $25 liquidation value per share and will be redeemable at the option of the Company on or after June 27, 2008.

        On June 30, 2003, the Company redeemed all 2,650,000 shares of its 8.75% Series A Cumulative Redeemable Preferred Stock at a redemption price of $25 per share or $66.25 million.  The Series A Preferred Stock is no longer outstanding and all 2,760,000 authorized shares of Series A Preferred Stock have been reclassified back into common stock.  The redemption was funded from proceeds of the Company's June 2003 issuance of Series D Preferred Stock along with a portion of the proceeds from the Company's March 2003 issuance of common stock.  In connection with the redemption of the Series A Preferred Stock, a $2,619,000 non-cash adjustment for original issue costs was recorded in the second quarter.

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

		Six Months Ended
	June 30
	2003	2002
Net income available to common stockholders	$13,623	$10,706
Stock based employee compensation costs assuming fair value method	(190)	(573)
Pro forma net income available to common stockholders	$13,433	$10,133
Pro forma net income per common share:
Basic:
Net income available to common stockholders	$ 1.38	$ 1.15
Stock based employee compensation costs assuming fair value method	(.02)	(.06)
Pro forma net income per common share	$ 1.36	$ 1.09
Diluted:
Net income available to common stockholders	$ 1.36	$ 1.13
Stock based employee compensation costs assuming fair value method	(.02)	(.06)
Pro forma net income per common share	$ 1.34	$ 1.07

       The Company also accounts for restricted stock in accordance with APB No. 25 and accordingly, compensation expense is recognized over the expected vesting period.

(8)   Impact of Recently Issued Accounting Standards

        In May 2003, the FASB issued Statement No. 150 "Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As the Company does not have financial instruments that will be required to be reclassified from equity to a liability, the adoption of SFAS 150 is not expected to have any impact on the Company's consolidated financial statements.

(9)   Subsequent Events

On August 1, 2003, the Company sold its investment in the BB&T Financial Center in Winston-Salem, North Carolina to Cabot Investment Properties for $27.5 million plus the assumption of future tenant improvements of approximately $500,000.  Parkway Realty Services will continue to manage and lease the property under a ten-year management agreement and received an acquisition fee of $186,000, which will be included in income in the third quarter.  The Company expects to record a gain for financial reporting purposes of approximately $5 million on the sale in the third quarter.  The Company anticipates that the taxable gain from this transaction will be deferred through a Section 1031 like-kind exchange and, accordingly, no special dividend of the capital gain will be required.  Approximately $16 million of the sale proceeds are held in trust under the like-kind exchange rules, pending the purchase of replacement properties.  Proceeds of $11,201,000 were applied toward the early extinguishment of the 7.3% mortgage secured by the BB&T Financial Center.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

Comments are for the balance sheet dated June 30, 2003 compared to the balance sheet dated December 31, 2002

       Operating Properties.  During the six months ending June 30, 2003, total assets decreased $29,270,000 and office properties (before depreciation) decreased $27,163,000 or 3.4%.

       Parkway's direct investment in office and parking properties decreased $35,486,000 net of depreciation to a carrying amount of $671,065,000 at June 30, 2003, and consisted of 52 operating properties.  The primary reason for the decrease in office and parking properties relates to the net effect of the purchase of an office property in Orlando Florida, the sale of a 70% joint venture interest in an office property in Phoenix, Arizona, the sale of an 80% joint venture interest in two office properties in Jackson, Mississippi and the sale of land in Houston, Texas.  Further information regarding these transactions follows.

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

        Simultaneous with closing the Viad Joint Venture, the partnership that owns the property closed a $42.5 million mortgage on the building.  The non-recourse first mortgage is interest-only for a term of two years with three one-year extension options.  The mortgage bears interest at LIBOR plus 260 basis points.  For $15.5 million of the loan, LIBOR can not be lower than 2.25%.  At June 30, 2003, the interest rate was 4.16%.  Parkway received net cash proceeds from the sale and the financing of $54.3 million.  The proceeds were used to reduce amounts outstanding on the Company's lines of credit pending reinvestment in new properties.  The Viad Joint Venture is accounted for using the equity method of accounting.  The Company's pro rata share of debt from the joint venture is included in the calculation of the ratio of debt to total market capitalization.

On May 28, 2003, Parkway sold an 80% interest in two suburban Jackson, Mississippi properties, River Oaks Place and the IBM Building, to approximately 35 individual investors ("Jackson Joint Venture").  The sale values the properties at $16.7 million.  The IBM Building and the River Oaks Plaza comprise approximately 170,000 square feet located in two submarkets.  Parkway continues to manage and lease the properties for a market-based fee and retained a 20% ownership interest in the entity that owns the buildings.  The Company recorded a gain on the sale of the 80% joint venture interest of $4.2 million.

         Simultaneous with closing the Jackson Joint Venture, the entity that owns the properties closed an $11.525 million non-recourse first mortgage secured by the properties.  The mortgage has a fixed interest rate of 5.84%, amortizes over 28 years and matures in ten years.  Parkway received net cash proceeds from the sale and the financing of approximately $15.5 million, which was used to reduce borrowings under the Company's short-term lines of credit pending the reinvestment in operating properties.  The Jackson Joint Venture is accounted for using the equity method of accounting.  The Company's pro rata share of debt from the joint venture is included in the calculation of the ratio of debt to total market capitalization.

        On June 26, 2003, Parkway sold .74 acres of land in Houston, Texas.  Net proceeds from the sale of $451,000 were used to reduce borrowings under the Company's short-term lines of credit.  The Company recorded a gain on the sale of $362,000.

        During the six months ending June 30, 2003, the Company also capitalized building improvements and additional purchase expenses of $12,009,000 and recorded depreciation expense of $12,607,000 related to its operating property portfolio.

        Investment in Unconsolidated Joint Ventures.  During the six months ended June 30, 2003, Parkway's investment in unconsolidated joint ventures increased $4,396,000 or 28%.  The primary reason for the increase relates to Parkway's 30% interest in the Viad Joint Venture and 20% interest in the Jackson Joint Venture discussed above.

        Notes Payable to Banks.  Notes payable to banks decreased $74,052,000 during the six months ended June 30, 2003.  Proceeds from the Viad Joint Venture, Jackson Joint Venture and an equity offering were used to reduce amounts outstanding under the Company's lines of credit.  At June 30, 2003, notes payable to banks totaled $67,918,000 and resulted from advances under bank lines of credit to purchase additional properties and make improvements to office properties.

        Mortgage Notes Payable Without Recourse.  During the six months ended June 30, 2003, mortgage notes payable without recourse increased $30,076,000 or 14.3%.  The increase is due to the following factors (in thousands):

Increase
(Decrease)
Assumption of first mortgage on Citrus Center purchase	$21,153
Placement of mortgage debt	18,800
Scheduled principal payments	(5,691)
Principal paid on early extinguishment of debt	(4,222)
Market value adjustment on reverse swap interest rate contract	36
$30,076

                On April 18, 2003, the Company closed an $18.8 million non-recourse first mortgage secured by two properties in Houston, Texas and one property in Phoenix, Arizona.  The mortgage, which is interest only for the first three years, has a fixed interest rate of 5.27% with a 7-year term and a 25-year amortization.    Proceeds from the mortgage were used to reduce amounts outstanding under the Company's lines of credit, pending future reinvestment in new properties.

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

The computation of the interest and fixed charge coverage ratios and the reconciliation of net income to EBITDA is as follows for the six months ended June 30, 2003 and 2002 (in thousands):

	Six Months Ended
	June 30
	2003	2002
Net income	$ 22,322	$ 16,733
Adjustments to net income:
Interest expense	9,549	13,652
Amortization of financing costs	496	389
Prepayment expenses - early extinguishment of debt	-	18
Depreciation and amortization	13,952	14,075
Amortization of deferred compensation	332	1,095
Gain on sale of joint venture interests and real estate	(5,641)	(501)
Tax expenses	88	61
EBITDA - unconsolidated joint ventures	2,564	396
EBITDA (1)	$ 43,662	$ 45,918

Interest coverage ratio:
EBITDA	$ 43,662	$ 45,918
Interest expense:
Interest expense	$ 9,549	$ 13,652
Interest expense - unconsolidated joint ventures	1,317	212
Total interest expense	$ 10,866	$ 13,864
Interest coverage ratio	4.02	3.31

Fixed charge coverage ratio:
EBITDA	$ 43,662	$ 45,918
Fixed charges:
Interest expense	$ 10,866	$ 13,864
Preferred dividends	6,080	6,027
Preferred distributions - unconsolidated joint ventures	253	45
Principal payments (excluding early extinguishment of debt)	5,692	5,463
Principal payments - unconsolidated joint ventures	277	56
Total fixed charges	$ 23,168	$ 25,455
Fixed charge coverage ratio	1.88	1.80

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

       Stockholders' equity increased $18,989,000 during the six months ended June 30, 2003, as a result of the following (in thousands):

Increase (Decrease)
Net income	$ 22,322
Change in market value of interest rate swap	60
Comprehensive income	22,382

Common stock dividends declared	(12,815)
Preferred stock dividends declared	(2,952)
Convertible preferred stock dividends declared	(3,128)
Exercise of stock options	3,532
Shares issued - stock offerings	82,278
Shares issued - Directors' fees	70
Restricted shares issued	4,645
Unearned compensation	(4,645)
Amortization of unearned compensation	332
Redemption of preferred stock	(66,250)
Shares contributed to deferred compensation plan	(4,321)
Purchase of Company stock	(366)
Shares issued through DRIP plan	224
Shares issued - employee excellence recognition program	3
$ 18,989

        On March 24, 2003, the Company sold 690,000 shares of common stock in a public offering in which Wachovia Securities was the underwriter for net proceeds of $24.3 million or $35.25 per share.  The proceeds were used to reduce amounts outstanding under the Company's lines of credit, pending future reinvestment in new properties.

        On May 8, 2003, the stockholders of the Company approved Parkway's 2003 Equity Incentive Plan that authorized the grant of restricted shares of common stock and deferred share units payable in common stock to employees of the Company.  The stockholders approved the January 2, 2003 issuance of 132,000 shares of restricted stock to certain officers of the Company effective May 8, 2003.  The stock price on the date of grant was $35.19, and the vesting period for the stock is 7 years or 36 months if certain operating results are achieved by the Company.

        On June 27, 2003, the Company completed the sale of 2,400,000 shares of 8.00% Series D Cumulative Redeemable Preferred Stock with net proceeds to the Company of approximately $58 million.  The proceeds were used to redeem the Company's 8.75% Series A Cumulative Redeemable Preferred Stock.  The Series D Preferred Stock has a $25 liquidation value per share and will be redeemable at the option of the Company on or after June 27, 2008.

        On June 30, 2003, the Company redeemed all 2,650,000 shares of its 8.75% Series A Cumulative Redeemable Preferred Stock at a redemption price of $25 per share or $66.25 million.  The Series A Preferred Stock is no longer outstanding and all 2,760,000 authorized shares of Series A Preferred Stock have been reclassified back into common stock.  The redemption was funded from proceeds of the Company's June 2003 issuance of  Series D Preferred Stock along with a portion of the proceeds from the Company's March 2003 issuance of common stock.  In connection with the redemption of the Series A Preferred Stock, a $2,619,000 non-cash adjustment for original issue costs was recorded in the second quarter.

RESULTS OF OPERATIONS

 Comments are for the three months and six months ended June 30, 2003 compared to the three months and six months ended June 30, 2002.

       Net income available for common stockholders for the three months ended June 30, 2003, was $7,523,000 ($.74 per basic common share) as compared to $5,196,000 ($.56 per basic common share) for the three months ended June 30, 2002.  Net income available to common stockholders for the six months ended June 30, 2003 was $13,623,000 ($1.38 per basic common share) as compared to $10,706,000 ($1.15 per basic common share) for the six months ended June 30, 2002.  Net income included a gain from the sale of joint venture interests and land in the amount of $5,641,000 for the six months ended June 30, 2003.  Net income included a net gain from the sale of a joint venture interest and real estate from discontinued operations in the amount of $501,000 for the six months ended June 30, 2002.  A $2,619,000 non-cash adjustment for original issue costs related to the redemption of Series A Preferred Stock was recorded in the quarter ended June 30, 2003.  The Series A Preferred Stock was originally issued in April of 1998.

       Operating Properties.  The primary reason for the change in the Company's net income from office and parking properties for 2003 as compared to 2002 is the net effect of the operations of the following properties purchased, property sold and joint venture interests sold (in thousands):

 Properties Purchased:

Office Properties	Purchase Date	Square Feet
The Park on Camelback	05/22/02	103
Viad Corporate Center	05/31/02	482
5300 Memorial	06/05/02	154
Town & Country Central One	06/05/02	148
1717 St. James Place	06/05/02	110
Citrus Center	02/11/03	258

Property Sold:

Office Property	Date Sold	Square Feet
Corporate Square West	05/31/02	96

Joint Venture Interests Sold:

Office Property/Interest Sold	Date Sold	Square Feet
233 North Michigan/70%	05/30/02	1,070
Viad Corporate Center/70%	03/06/03	482
IBM Building & River
Oaks Place/80%	05/28/03	170

Operations of office and parking properties are summarized below (in thousands):

                                                                      Three Months Ended                       Six Months Ended

                                                                               June 30                                           June 30

	2003	2002	2003	2002
Income	$ 35,162	$ 38,419	$ 72,219	$ 79,011
Operating expense	(15,817)	(16,534)	(32,379)	(33,462)
	19,345	21,885	39,840	45,549
Interest expense	(4,131)	(5,230)	(8,158)	(10,875)
Depreciation and amortization	(6,598)	(7,081)	(13,952)	(14,053)
Income from office and parking properties	$ 8,616	$ 9,574	$ 17,730	$ 20,621

        Equity in Earnings of Unconsolidated Joint Ventures and Management Company Income.  Equity in earnings of unconsolidated joint ventures increased $905,000 for the six months ended June 30, 2003 compared to the same period in 2002.  The increase is attributable to the formation of the Viad Joint Venture and the Jackson Joint Venture in 2003 and the 233 North Michigan Avenue joint venture in 2002.  Under the terms of the joint venture agreements, Parkway continues to provide management and leasing services for the buildings on a day-to-day basis.  The increase in management company income of $658,000 for the six months ended June 30, 2003 compared to the same period in 2002 is primarily due to the fees earned from providing management and leasing services to the joint ventures.

        Interest Expense.  The $2,717,000 decrease in interest expense on office properties for the six months ended June 30, 2003 compared to the same period in 2002 is due to the net effect of the early extinguishment of one mortgage in 2003 and three mortgages in 2002, the transfer of a mortgage note payable to the 233 North Michigan Avenue joint venture and new loans placed or assumed in 2002 and 2003.  The average interest rate on mortgage notes payable as of June 30, 2003 and 2002 was 7.1% and 7.4%, respectively.

        Interest expense on bank notes decreased $1,297,000 for the six months ended June 30, 2003 compared to the same period in 2002.  The change is primarily due to the decrease in the weighted average interest rate on bank lines of credit from 4.8% during the six months ended June 30, 2002 to 2.9% during the same period in 2003.

         General and Administrative Expense.  General and administrative expense decreased $437,000 for the six months ended June 30, 2003 compared to the same period in 2002.  The net decrease is primarily due to the decrease in amortization of unearned compensation expense pertaining to the Company's restricted stock shares.  Due to Parkway's achievement of the 5 in 50 plan in 2002, the restricted shares granted were fully amortized in 2002.  In 2003, the stockholders approved the issuance of 132,000 shares of restricted stock to certain officers of the Company in connection with the Value2 plan.  The restricted shares issued in 2003 are valued at $4,645,000 and the vesting period for the stock is 7 years or 36 months if the goals of the Value2 plan are achieved.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

        Cash and cash equivalents were $2,955,000 and $1,594,000 at June 30, 2003 and December 31, 2002, respectively.  The Company generated $21,326,000 in cash flows from operating activities during the six months ending June 30, 2003 compared to $29,921,000 for the same period of 2002.  The Company generated $45,685,000 in investing activities during the six months ending June 30, 2003.  Proceeds from the sale of land, the Viad Joint Venture interest and the Jackson Joint Venture interest were $70,040,000 and the Company used $13,046,000 to purchase an office property.  The Company also spent $12,743,000 to make capital improvements at its office properties.  Cash dividends of $19,965,000 ($1.30 per common share, $1.55 per Series A preferred share and $1.46 per Series B preferred share) were paid to stockholders.  Proceeds from long-term financing were $18,800,000, scheduled principal payments were $5,691,000 and principal payments on the early extinguishment of debt were $4,222,000 on mortgage notes payable during the six months ending June 30, 2003.  The Company received net proceeds of $82,278,000 from the sale of 690,000 shares of common stock and 2,400,000 shares of 8.00% Series D Preferred Stock and spent $66,250,000 to redeem 2,650,000 shares of Series A Preferred Stock during the six months ended June 30, 2003.

 Liquidity

       The Company plans to continue pursuing the acquisition of additional investments that meet the Company's investment criteria and intends to use bank lines of credit, proceeds from the sale of non-core assets and office properties held for sale, proceeds from the sale of portions of owned assets through joint ventures, sales of securities and cash balances to fund those acquisitions.  At June 30, 2003, the Company had $67,918,000 outstanding under two bank lines of credit and a term loan.

       The Company's cash flows are exposed to interest rate changes primarily as a result of its lines of credit used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations.  The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  To achieve its objectives, the Company borrows at fixed rates, but also has a three-year $135 million unsecured revolving credit facility with a consortium of 13 banks with J.P. Morgan Chase & Co. serving as the lead agent (the "$135 million line") and a one-

year $15 million unsecured line of credit with PNC Bank (the "$15 million line").  The interest rates on the lines of credit are equal to the 30-day LIBOR rate plus 112.5 to 137.5 basis points, depending upon overall Company leverage.  The interest rate on the $15 million line and the $135 million line was 2.4% and 2.8% at June 30, 2003, respectively.

        On June 4, 2002, Parkway entered into a Credit Agreement (the "Credit Agreement") with JP Morgan Chase Bank, as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and other banks as participants.  On May 3, 2003, the Credit Agreement was amended to provide for a $20 million one-year term loan facility (the "Term Loan") with a maturity date of June 28, 2004.  Excluding bank fees and closing costs, the Term Loan bears interest at a rate equal to LIBOR plus 112.5 to 137.5 basis points, depending on Parkway's leverage.  Accrued and unpaid interest under the Term Loan is payable monthly with the final interest payment as well as the entire principal amount outstanding thereunder due and payable on June 28, 2004.  As of June 30, 2003, $20 million was drawn under the Term Loan and the interest rate was 2.7%.

        The Company's interest rate hedge contracts as of June 30, 2003 are summarized as follows (in thousands):

					Fair
Type of	Notional	Maturity		Fixed	Market
Hedge	Amount	Date	Reference Rate	Rate	Value
Swap	$50,000	12/31/03	1-Month LIBOR	1.545%	$(110)
Reverse Swap	$ 5,112	07/15/06	1-Month LIBOR + 3.455%	8.080%	361
					$251

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

       The $135 million line is also unsecured and is expected to fund acquisitions of additional investments.  This line of credit matures June 28, 2004 and has a current interest rate equal to the LIBOR rate plus to 125 basis points.   The Company paid a facility fee of $225,000 (16.67 basis points) and origination fees of $565,000 (41.85 basis points) upon closing of the loan agreement and pays an annual administration fee of $37,500.  The Company also pays fees on the unused portion of the line based upon overall Company leverage, with the current rate set at 25 basis points.

        The Term Loan is unsecured and is expected to fund acquisitions of additional investments.  The Term Loan matures June 28, 2004 and has a current interest rate equal to the LIBOR rate plus 125 basis points.  The Company paid facility and origination fees of $170,000 (48.57 basis points) upon closing of the loan agreement.  The Company does not pay annual administration fees or fees on the unused portion of the Term Loan.

       At June 30, 2003, the Company had $239,822,000 of non-recourse fixed rate mortgage notes payable with an average interest rate of 7.1% secured by office properties and $67,918,000 drawn under bank lines of credit and the Term Loan.  Parkway's pro rata share of unconsolidated joint venture debt was $46,199,000 with an average interest rate of 6.4% at June 30, 2003.  Based on the Company's total market capitalization of approximately $923,273,000 at June 30, 2003 (using the June 30, 2003 closing price of $42.05 per common share), the Company's debt represented approximately 38.3% of its total market capitalization.  The Company targets a debt to total market capitalization rate at a percentage in the mid-40's.  This rate may vary at times pending acquisitions, sales and/or equity offerings.  In addition, volatility in the price of the Company's common stock may affect the debt to total market capitalization ratio.  However, over time the Company will gravitate to a percentage in the mid-40's.  In addition to this debt ratio, the Company also monitors interest and fixed charge coverage ratios.  The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization.  This ratio for the six months ending June 30, 2003 and 2002 was 4.02 and 3.31 times, respectively.  The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to earnings before interest, taxes, depreciation and amortization.  This ratio for the six months ending June 30, 2003 and 2002 was 1.88 and 1.80 times, respectively.

       The table below presents the principal payments due and weighted average interest rates for the fixed rate debt.

	Average	Fixed Rate Debt
	Interest Rate	(In thousands)
2003*	7.08%	$ 5,818
2004	7.08%	12,215
2005	7.06%	13,134
2006	7.03%	18,233
2007	7.13%	32,312
2008	7.17%	56,507
Thereafter	7.50%	101,603
Total		$239,822

Fair value at 06/30/03		$251,803

*Remaining six months

       The Company presently has plans to make additional capital improvements at its office properties in 2003 of approximately $16 million.  These expenses include tenant improvements, capitalized acquisition costs and capitalized building improvements.  Approximately $6 million of these improvements relate to upgrades on properties acquired in recent years that were anticipated at the time of purchase.  All such improvements are expected to be financed by cash flow from the properties and advances on the bank lines of credit.

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

Funds From Operations

       Management believes that funds from operations ("FFO") is an appropriate measure of performance for equity REITs and computes this measure in accordance with the National Association of Real Estate Investment Trusts' ("NAREIT") definition of FFO.  FFO as reported by Parkway may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition.  We believe FFO is helpful to investors as a supplemental measure that enhances the comparability of our operations by adjusting net income for items not reflective of our principal and recurring operations.  This measure, along with cash flows from operating, financing and investing activities, provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs.  In addition, FFO has widespread acceptance and use within the REIT and analyst communities.  Funds from operations is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles "GAAP"), excluding gains or losses from sales of property and extraordinary items under GAAP, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.  In 2002, NAREIT clarified that FFO related to assets held for sale, sold or otherwise transferred and included in results of discontinued operations should continue to be included in consolidated FFO.  This clarification is effective January 1, 2002, and calculation of FFO based on this clarification should be shown for all periods presented in financial statements or tables.  We believe that in order to facilitate a clear understanding of our operating results, FFO should be examined in conjunction with the net income as presented in our consolidated financial statements and notes thereto included elsewhere in this Form 10‑Q.  Funds from operations do not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States and is not an indication of cash available to fund cash needs.  Funds from operations should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

        The following table presents a reconciliation of the Company's net income to FFO for the three months and six months ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2003	2002	2003	2002
Net income	$ 13,209	$ 8,210	$ 22,322	$ 16,733
Adjustments to derive funds from operations:
Depreciation and amortization	6,598	7,081	13,952	14,053
Depreciation and amortization -
discontinued operations	-	22	-	22
Adjustments for unconsolidated joint ventures	529	133	938	135
Preferred dividends	(1,503)	(1,449)	(2,952)	(2,898)
Convertible preferred dividends	(1,564)	(1,565)	(3,128)	(3,129)
Gain on sale of joint venture interests
and real estate	(4,183)	(501)	(5,279)	(501)
Amortization of deferred gains and other	(1)	(1)	(3)	(4)
Funds from operations	$ 13,085	$ 11,930	$25,850	$24,411

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

Item 4.  Controls and Procedures

        The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the Company's most recent fiscal quarter, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

        In addition, the Company reviewed its internal controls, and there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PARKWAY PROPERTIES, INC.

 PART II.  OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders

On May 8, 2003, the Company held its Annual Meeting of Stockholders.  At the Annual Meeting, the following eight directors were elected to serve until the next Annual Meeting.

	SHARES OF COMMON STOCK		SHARES OF SERIES B PREFERRED STOCK
		WITHHOLD		WITHHOLD
	FOR	AUTHORITY	FOR	AUTHORITY
Daniel P. Friedman	8,743,459	682,704	2,142,857	-
Roger P. Friou	8,742,276	683,887	2,142,857	-
Martin L. Garcia	8,743,362	682,801	2,142,857	-
Matthew W. Kaplan	8,719,984	706,179	2,142,857	-
Michael J. Lipsey	8,741,578	684,585	2,142,857	-
Joe F. Lynch	8,741,544	684,620	2,142,857	-
Steven G. Rogers	8,742,815	683,348	2,142,857	-
Leland R. Speed	8,740,561	685,602	2,142,857	-

In addition, the following item was also approved at the May 8, 2003 meeting.

Approval for the proposal to ratify the adoption of the Company's 2003 Equity Incentive Plan.

	SHARES OF	SHARES OF
	COMMON STOCK	SERIES B PREFERRED STOCK
FOR	6,483,785	2,142,857
AGAINST	1,238,103	-
ABSTAIN	30,384	-

Item 6.    Exhibits and Reports on Form 8-K

(a)   3.1       Articles of Incorporation of Parkway (incorporated by reference to Exhibit B to The Parkway Company's Proxy Material for its Annual Meeting of Stockholders held on July 18, 1996).

        3.2       Amendment to the Articles of Incorporation of Parkway (incorporated by reference to Appendix A to the Company's Proxy Material for its 1997 Annual Meeting of Stockholders).

        3.3       Articles Supplementary creating the Company's 8.75% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to the Company's Form 8-A filed April 24, 1998).

        3.4       Articles Supplementary reclassifying the Company's 8.75% Series A Cumulative Redeemable Preferred Stock back into common stock (filed herewith).

        3.5       Articles Supplementary creating the Company's Series B Convertible Cumulative Preferred Stock (incorporated by reference to the Company's Form 8-K filed October 10, 2002).

        3.6       Articles Supplementary creating the Company's Series C Preferred Stock (incorporated by reference to the Company's Form 8-A/A filed March 4, 2002).

        3.7       Articles Supplementary creating the Company's Series D Cumulative Redeemable Preferred Stock (incorporated by reference to the Company's Form 8-A filed May 29, 2003).

        3.8       Bylaws of Parkway (incorporated by reference to Exhibit 4(c) to the Registrant's Registration Statement on Form S-8 filed October 13,1999).

        4.1       Amended and Restated Credit Agreement among Parkway Properties LP; JP Morgan Chase Bank; Wachovia Bank, National Association and the Lenders.  Parkway agrees to furnish supplementally to the Securities and Exchange Commission on request a copy of any omitted schedule or exhibit to this agreement.

        4.2       Agreement and Third Amendment to Working Capital Line of Credit Agreement among Parkway Properties LP and PNC Bank, National Association.  Parkway agrees to furnish supplementally to the Securities and Exchange Commission on request a copy of any omitted schedule or exhibit to this agreement.

        4.3       Agreement and Fourth Amendment to Working Capital Line of Credit Agreement among Parkway Properties LP and PNC Bank, National Association.  Parkway agrees to furnish supplementally to the Securities and Exchange Commission on request a copy of any omitted schedule or exhibit to this agreement.

31.1        Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2        Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1        Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2        Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

        (1)       8-K Filed - May 6, 2003

       Regulation FD Disclosure.  Press release of the Company announcing the results of operations for the quarter ended March 31, 2003.

        (2)       8-K Filed - May 28, 2003

                    Disclosure of historical ratios of earnings to fixed charges and preferred stock dividends.

        (3)       8-K Filed - June 4, 2003

                    8.00% Series D Cumulative Redeemable Preferred Stock Offering.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 12, 2003	PARKWAY PROPERTIES, INC.

	BY:	/s/ Mandy M. Pope
Mandy M. Pope, CPA
Senior Vice President and
Chief Accounting Officer