Form 10-Q
period 2003-09-30
PARKWAY PROPERTIES INC
filed 2003-11-05
CIK 729237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒                                                    Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2003

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

       10,791,931 shares of Common Stock, $.001 par value, were outstanding as of November 5, 2003.

PARKWAY PROPERTIES, INC.

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2003

Page

Part I. Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets, September 30, 2003 and December 31, 2002	3

	Consolidated Statements of Income for the Three Months and Nine Months Ended
	September 30, 2003 and 2002	4

	Consolidated Statements of Stockholders' Equity for the Nine Months Ended
	September 30, 2003 and 2002	6

	Consolidated Statements of Cash Flows for the Nine Months Ended
	September 30, 2003 and 2002	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	23

Part II. Other Information

Item 6.	Exhibits and Reports on Form 8-K	24

Signatures

Authorized signatures		25

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30	December 31
	2003	2002
	(Unaudited)
Assets
Real estate related investments:
Office and parking properties	$ 807,295	$ 806,000
Accumulated depreciation	(109,199)	(99,449)
	698,096	706,551

Land available for sale	3,528	3,528
Note receivable from Moore Building Associates LP	5,996	5,996
Mortgage loans	863	869
Investment in unconsolidated joint ventures	20,267	15,640
	728,750	732,584

Interest, rents receivable and other assets	32,338	29,759
Cash and cash equivalents	2,924	1,594
	$ 764,012	$ 763,937

Liabilities
Notes payable to banks	$ 93,372	$ 141,970
Mortgage notes payable without recourse	225,934	209,746
Accounts payable and other liabilities	35,411	35,400
	354,717	387,116

Stockholders' Equity
8.75% Series A Preferred stock, $.001 par value, 2,760,000 shares
authorized and 2,650,000 shares issued and outstanding in 2002	-	66,250
8.34% Series B Cumulative Convertible Preferred stock, $.001 par value, 2,142,857 shares authorized, 1,942,857 and 2,142,857
shares issued and outstanding in 2003 and 2002, respectively	68,000	75,000
Series C Preferred stock, $.001 par value, 400,000 shares authorized,
no shares issued	-	-
8.00% Series D Preferred stock, $.001 par value, 2,400,000 shares
authorized, issued and outstanding in 2003	57,976	-
Common stock, $.001 par value, 65,057,143 shares authorized,
10,783,908 and 9,385,420 shares issued and outstanding in
2003 and 2002, respectively	10	9
Excess stock, $.001 par value, 30,000,000 shares authorized,
no shares issued	-	-
Common stock held in trust, at cost, 128,000 shares in 2003	(4,321)	-
Additional paid-in capital	251,716	199,979
Unearned compensation	(4,592)	-
Accumulated other comprehensive loss	(51)	(170)
Retained earnings	40,557	35,753
	409,295	376,821
	$ 764,012	$ 763,937

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended
	September 30
	2003	2002
	(Unaudited)

Revenues
Income from office and parking properties	$ 34,888	$ 36,747
Management company income	546	367
Interest on note receivable from Moore Building Associates LP	207	207
Incentive management fee from Moore Building Associates LP	66	93
Other income and deferred gains	64	39
	35,771	37,453
Expenses
Office and parking properties:
Operating expense	15,229	16,512
Interest expense:
Contractual	4,037	4,060
Amortization of loan costs	77	46
Depreciation and amortization	6,722	6,644
Operating expense for other real estate properties	11	9
Interest expense on bank notes:
Contractual	615	1,585
Amortization of loan costs	64	169
Management company expenses	61	102
General and administrative	1,040	1,079
	27,856	30,206

Income before equity in earnings, gain and minority interest	7,915	7,247

Equity in earnings of unconsolidated joint ventures	590	322
Gain on sale of real estate	5,020	-
Minority interest - unit holders	(1)	-

Net Income	13,524	7,569

Change in market value of interest rate swap	59	401
Comprehensive income	$ 13,583	$ 7,970

Net income available to common stockholders:
Net income	$ 13,524	$ 7,569
Dividends on preferred stock	(1,200)	(1,450)
Dividends on convertible preferred stock	(1,545)	(1,564)
Net income available to common stockholders	$ 10,779	$ 4,555

Net income per common share:
Basic	$ 1.04	$ 0.49
Diluted	$ 0.96	$ 0.48

Dividends per common share	$ 0.65	$ 0.65

Weighted average shares outstanding:
Basic	10,411	9,329
Diluted	12,790	9,493

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Nine Months Ended
	September 30
	2003	2002
	(Unaudited)

Revenues
Income from office and parking properties	$ 107,107	$ 115,758
Management company income	1,688	851
Interest on note receivable from Moore Building Associates LP	613	689
Incentive management fee from Moore Building Associates LP	221	253
Other income and deferred gains	551	362
	110,180	117,913
Expenses
Office and parking properties:
Operating expense	47,608	49,974
Interest expense:
Contractual	12,063	14,777
Prepayment expenses	-	18
Amortization of loan costs	209	186
Depreciation and amortization	20,674	20,697
Operating expense for other real estate properties	31	26
Interest expense on bank notes:
Contractual	2,138	4,520
Amortization of loan costs	428	418
Management company expenses	302	353
General and administrative	3,184	3,660
	86,637	94,629

Income before equity in earnings, gain (loss), minority
interest and discontinued operations	23,543	23,284

Equity in earnings of unconsolidated joint ventures	1,644	471
Gain (loss) on sale of joint venture interests and real estate	10,661	(269)
Minority interest - unit holders	(2)	(1)

Income from continuing operations	35,846	23,485

Discontinued operations:
Income from discontinued operations	-	47
Gain on sale of real estate from discontinued operations	-	770

Net Income	35,846	24,302

Change in market value of interest rate swap	119	1,028
Comprehensive income	$ 35,965	$ 25,330

Net income available to common stockholders:
Net income	$ 35,846	$ 24,302
Original issue costs associated with redemption of preferred stock	(2,619)	-
Dividends on preferred stock	(4,152)	(4,348)
Dividends on convertible preferred stock	(4,673)	(4,693)
Net income available to common stockholders	$ 24,402	$ 15,261

Net income per common share:
Basic:
Income excluding discontinued operations	$ 2.43	$ 1.55
Discontinued operations	-	0.09
Net income	$ 2.43	$ 1.64
Diluted:
Income excluding discontinued operations	$ 2.35	$ 1.52
Discontinued operations	-	0.09
Net income	$ 2.35	$ 1.61

Dividends per common share	$ 1.95	$ 1.91

Weighted average shares outstanding:
Basic	10,031	9,290
Diluted	12,390	9,467

See notes to consolidated financial statements

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Nine Months Ended
	September 30
	2003	2002
	(Unaudited)

8.75% Series A Preferred stock, $.001 par value
Balance at beginning of period	$ 66,250	$ 66,250
Redemption of preferred stock	(66,250)	-
Balance at end of period	-	66,250

8.34% Series B Cumulative Convertible
Preferred stock, $.001 par value
Balance at beginning of period	75,000	75,000
Conversion of preferred stock to common stock	(7,000)	-
Balance at end of period	68,000	75,000

8.00% Series D Preferred stock, $.001 par value
Balance at beginning of period	-	-
Shares issued	57,976	-
Balance at end of period	57,976	-

Common stock, $.001 par value
Balance at beginning of period	9	9
Shares issued - stock offering	1	-
Balance at end of period	10	9

Common stock held in trust
Balance at beginning of period	-	-
Shares contributed to deferred compensation plan	(4,321)	-
Balance at end of period	(4,321)	-

Additional paid-in capital
Balance at beginning of period	199,979	196,032
Stock options exercised	5,527	2,602
Shares issued in lieu of Directors' fees	70	54
Restricted shares issued	5,092	-
Shares issued - employee excellence recognition program	3	1
Shares issued - DRIP plan	7,611	1,310
Shares issued - stock offering	24,181	-
Conversion of preferred stock to common stock	7,000
Original issue costs associated with redemption of preferred stock	2,619	-
Purchase of Company stock	(366)	(424)
Balance at end of period	251,716	199,575

Unearned compensation
Balance at beginning of period	-	(2,190)
Restricted shares issued	(5,092)	-
Amortization of unearned compensation	500	1,642
Balance at end of period	(4,592)	(548)

Accumulated other comprehensive income (loss)
Balance at beginning of period	(170)	(1,694)
Change in market value of interest rate swaps	119	1,028
Balance at end of period	(51)	(666)

Retained earnings
Balance at beginning of period	35,753	42,174
Net income	35,846	24,302
Original issue costs associated with redemption of preferred stock	(2,619)	-
Preferred stock dividends declared	(4,152)	(4,348)
Convertible preferred stock dividends declared	(4,673)	(4,693)
Common stock dividends declared	(19,598)	(17,779)
Balance at end of period	40,557	39,656

Total stockholders' equity	$ 409,295	$ 379,276

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30
	2003	2002
	(Unaudited)

Operating activities
Net income	$ 35,846	$ 24,302
Adjustments to reconcile net income to cash provided by
operating activities:
Depreciation and amortization	20,674	20,719
Amortization of loan costs	637	604
Amortization of unearned compensation	500	1,642
Gain on sale of joint venture interests and real estate	(10,661)	(501)
Equity in earnings of unconsolidated joint ventures	(1,644)	(471)
Other	(8)	(7)
Changes in operating assets and liabilities:
Increase in receivables and other assets	(4,533)	(2,351)
Increase (decrease) in accounts payable and accrued expenses	(4,745)	6,035

Cash provided by operating activities	36,066	49,972

Investing activities
Payments received on mortgage loans	6	6
Net decrease in note receivable from Moore Building Associates LP	-	946
Distributions from unconsolidated joint ventures	2,339	892
Investments in unconsolidated joint ventures	(549)	(1,663)
Purchases of real estate related investments	(65,198)	(97,812)
Proceeds from sale of joint venture interests and real estate	97,434	58,602
Real estate development	-	(230)
Improvements to real estate related investments	(15,756)	(15,054)

Cash provided by (used in) investing activities	18,276	(54,313)

Financing activities
Principal payments on mortgage notes payable	(23,741)	(10,000)
Net proceeds from (payments on) bank borrowings	(48,479)	8,426
Proceeds from long-term financing	18,800	29,975
Stock options exercised	5,527	2,602
Dividends paid on common stock	(19,420)	(17,456)
Dividends paid on preferred stock	(8,852)	(9,041)
Purchase of Company stock	(366)	(424)
Proceeds from DRIP Plan	7,611	1,310
Redemption of preferred stock	(66,250)	-
Proceeds from stock offerings	82,158	-

Cash provided by (used in) financing activities	(53,012)	5,392

Change in cash and cash equivalents	1,330	1,051

Cash and cash equivalents at beginning of period	1,594	2,458

Cash and cash equivalents at end of period	$ 2,924	$ 3,509

See notes to consolidated financial statements.

Parkway Properties, Inc.
Notes to Consolidated Financial Statements (Unaudited)
 September 30, 2003

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

                The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  All such adjustments are of a normal recurring nature.  Operating results for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.  The financial statements should be read in conjunction with the annual report and the notes thereto.

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

(3)   Supplemental Cash Flow Information

        The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

	Nine Months Ended September 30
	2003	2002
	(in thousands)
Cash paid for interest	$14,056	$19,246
Income taxes paid	117	48
Mortgage assumed in purchase	21,153	-
Restricted shares issued	5,092	-
Shares issued in lieu of Directors' fees	70	54
Mortgage transferred in sale of 70% interest in
Parkway 233 North Michigan LLC	-	73,289
Note receivable from the sale of 70% interest in
Parkway 233 North Michigan LLC	-	747
Original issue costs associated with redemption of preferred stock	2,619	-

 (4)   Acquisitions and Dispositions

         On February 11, 2003, Parkway purchased the Citrus Center, a 258,000 square foot office building in Orlando, Florida.  Parkway acquired the Citrus Center for $32 million plus $2.6 million in closing costs and anticipated first year capital expenditures and leasing commissions.  The purchase was funded by the assumption of an existing first mortgage on the building of $19.7 million and with the remaining proceeds from the 233 North Michigan joint venture, which was completed in May 2002, of $12.3 million.  The non-recourse first mortgage assumed on the purchase of the Citrus Center has a stated interest rate of 7.91% and matures August 1, 2007.  The mortgage note payable has been recorded at $21,153,000 to reflect it at fair value based on Parkway's current incremental borrowing rate of 6.00%.  The Citrus Center, which is located in the Orlando central business district, is a nineteen-story office building with 648 structured parking spaces and 32 surface parking spaces.

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

        Simultaneous with closing the Viad Joint Venture, the partnership that owns the property closed a $42.5 million mortgage on the building.  The non-recourse first mortgage is interest-only for a term of two years with three one-year extension options.  The mortgage bears interest at LIBOR plus 260 basis points.  For $15.5 million of the loan, LIBOR can not be lower than 2.25%.  At September 30, 2003, the interest rate on the mortgage was 4.13%.  Parkway received net cash proceeds from the sale and the financing of $54.3 million.  The proceeds were used to reduce amounts outstanding on the Company's lines of credit, pending reinvestment in new properties.  The Viad Joint Venture is accounted for using the equity method of accounting.  The Company's pro rata share of debt from the joint venture is included in the calculation of the ratio of debt to total market capitalization.

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

         Simultaneous with closing the Jackson Joint Venture, the entity that owns the properties closed an $11.525 million non-recourse first mortgage secured by the properties.  The mortgage has a fixed interest rate of 5.84%, amortizes over 28 years and matures in ten years.  Parkway received net cash proceeds from the sale and the financing of approximately $15.5 million, which was used to reduce borrowings under the Company's short-term lines of credit pending the reinvestment in new properties.  The Jackson Joint Venture is accounted for using the equity method of accounting.  The Company's pro rata share of debt from the joint venture is included in the calculation of the ratio of debt to total market capitalization.

        On June 26, 2003, Parkway sold .74 acres of land in Houston, Texas.  Net proceeds from the sale of $451,000 were used to reduce borrowings under the Company's short-term lines of credit.  The Company recorded a gain on the sale of $362,000.

On August 1, 2003, the Company sold its investment in the BB&T Financial Center in Winston-Salem, North Carolina to Cabot Investment Properties for $27.5 million plus the assumption of future tenant improvements of approximately $500,000.  Parkway Realty Services continues to manage and lease the property under a ten-year management agreement and recognized a third quarter acquisition fee of $186,000.  The Company recorded a third quarter gain on this sale of $5,020,000.  The taxable gain from this sale was deferred through a Section 1031 like-kind exchange and accordingly, no special dividend of capital gain was required.  The sales proceeds were used to purchase the Peachtree Dunwoody Pavilion.  In connection with the sale, the Company paid $11,201,000 toward the early extinguishment of the 7.31% mortgage secured by the BB&T Financial Center.

On August 28, 2003, the Company purchased the Peachtree Dunwoody Pavilion, a 366,000 square foot four-building office campus in the Central Perimeter submarket of Atlanta, Georgia, for $40 million plus $2 million in closing costs and anticipated first year capital expenditures and leasing commissions.  The purchase was funded with proceeds from the tax-deferred sale of the BB&T Financial Center on August 1, 2003 and with proceeds from the issuance of common stock on March 24, 2003.  The Peachtree Dunwoody Pavilion is located on 20 acres with 1,157 surface parking spaces.

On September 12, 2003, the Company purchased the Wells Fargo Building, a 135,000 square foot, eight-story office building in the Northwest Freeway Corridor submarket of Houston, Texas.  The property was acquired for $12 million plus $1 million in closing costs and anticipated first year capital expenditures and leasing commissions.  The purchase was funded with proceeds from the issuance of common stock on March 24, 2003.

        Each of the acquisitions discussed above has been accounted for using the purchase method under FASB Statement No. 141, "Business Combinations."  At September 30, 2003, the purchase price allocation of the acquisitions made in 2003 are subject to change and are dependent upon final computations of the "as if vacant" value of the real property and the value associated with in-place leases.

 (5)   Investment in Unconsolidated Joint Ventures

        As of September 30, 2003, the Company is invested in four joint ventures.  As required by generally accepted accounting principles, the joint venture activity is accounted for using the equity method of accounting, as Parkway does not control any of these joint ventures.  As a result, the assets and liabilities of the joint ventures are not included on Parkway's consolidated balance sheets as of September 30, 2003 and December 31, 2002.  Information relating to the unconsolidated joint ventures is detailed below (in thousands).

				Parkway's
			Square	Ownership
Joint Ventures	Property Name	Location	Feet	Interest

Parkway 233 North Michigan, LLC	233 North Michigan Avenue	Chicago, IL	1,069	30%
Phoenix OfficeInvest, LLC	Viad Corporate Center	Phoenix, AZ	482	30%
Parkway Joint Venture, LLC Wink-Parkway Partnership	IBM Building/River Oaks Wink Building	Jackson, MS New Orleans, LA	170 32	20% 50%
			1,753

        Balance sheet information for the unconsolidated joint ventures is summarized below as of September 30, 2003 and December 31, 2002 (in thousands):

Balance Sheet Information

	September 30, 2003					December 31, 2002
	233 North	Viad Corp	Wink	Jackson	Combined	233 North	Wink	Combined
	Michigan	Center	Building	JV	Total	Michigan	Building	Total

Unconsolidated Joint Ventures
Real Estate, Net	$ 172,550	$ 59,627	$ 1,288	$ 16,459	$ 249,924	$ 172,073	$ 1,303	$ 173,376
Other Assets	11,572	3,689	133	728	16,122	16,416	159	16,575
Total Assets	$ 184,122	$ 63,316	$ 1,421	$ 17,187	$ 266,046	$ 188,489	$ 1,462	$ 189,951

Mortgage Debt (a)	$ 102,448	$ 42,500	$ 544	$ 11,484	$ 156,976	$ 103,741	$ 596	$ 104,337
Other Liabilities	7,537	2,662	4	380	10,583	11,630	2	11,632
Partners' and Shareholders' Equity	74,137	18,154	873	5,323	98,487	73,118	864	73,982
Total Liabilities and
Partners'/Shareholders' Equity	$ 184,122	$ 63,316	$ 1,421	$ 17,187	$ 266,046	$ 188,489	$ 1,462	$ 189,951

Pky's Share of Unconsolidated JVs:
Real Estate, Net	$ 51,765	$ 17,888	$ 644	$ 3,292	$ 73,589	$ 51,622	$ 652	$ 52,274
Mortgage Debt	$ 30,734	$ 12,750	$ 272	$ 2,297	$ 46,053	$ 31,122	$ 298	$ 31,420
Net Investment in Joint Ventures	$ 15,244	$ 4,580	$ 436	$ 7	$ 20,267	$ 15,209	$ 431	$ 15,640

        (a)  The mortgage debt, all of which is non-recourse, is collateralized by the individual real estate properties within each venture.

        The terms related to Parkway's share of unconsolidated joint venture mortgage debt are summarized below (in thousands):

				Monthly	Loan	Loan
	Type of	Interest		Debt	Balance	Balance
Joint Venture	Debt Service	Rate	Maturity	Service	09/30/03	12/31/02

233 North Michigan Avenue	Amortizing	7.350%	07/11/11	$229	$30,734	$31,122
Viad Corporate Center	Interest Only	LIBOR + 2.600%	03/11/05	45	12,750	-
Wink Building	Amortizing	8.625%	07/01/09	5	272	298
Jackson JV	Amortizing	5.840%	05/01/13	70	2,297	-
				$349	$46,053	$31,420

Weighted average interest rate at end of period					6.391%	7.362%

        The following table presents Parkway's share of principal payments due for mortgage debt in unconsolidated joint ventures (in thousands):
	233 North	Viad Corporate	Wink	Jackson
	Michigan	Center	Building	JV	Total
2003*	$ 134	$ -	$ 9	$ 11	$ 154
2004	561	-	38	35	634
2005	602	12,750	42	37	13,431
2006	647	-	45	39	731
2007	695	-	50	41	786
2008	747	-	54	44	845
Thereafter	27,348	-	34	2,090	29,472
	$ 30,734	$ 12,750	$ 272	$ 2,297	$ 46,053

*Remaining three months

        Income statement information for the unconsolidated joint ventures is summarized below for the three months and nine months ending September 30, 2003 and 2002 (in thousands):

Results of Operations

	Three Months Ended September 30, 2003					Three Months Ended September 30, 2002
	233 North	Viad Corp	Wink	Jackson	Combined	233 North	Wink	Combined
	Michigan	Center	Building	JV	Total	Michigan	Building	Total

Unconsolidated Joint Ventures (at 100%):
Revenues	$ 8,557	$ 3,000	$ 76	$ 691	$ 12,324	$ 8,242	$ 76	$ 8,318
Operating Expenses	(3,735)	(1,344)	(23)	(309)	(5,411)	(3,668)	(22)	(3,690)
Net Operating Income	4,822	1,656	53	382	6,913	4,574	54	4,628
Interest Expense	(1,958)	(450)	(12)	(168)	(2,588)	(1,880)	(13)	(1,893)
Loan Cost Amortization	(29)	(92)	-	-	(121)	(29)	(1)	(30)
Depreciation and Amortization	(1,348)	(374)	(6)	(78)	(1,806)	(1,189)	(6)	(1,195)
Preferred Distributions	(410)	-	-	-	(410)	(455)		(455)
Net Income	$ 1,077	$ 740	$ 35	$ 136	$ 1,988	$ 1,021	$ 34	$ 1,055

Pky's Share of Unconsolidated JVs:
Net Income	$ 323	$ 222	$ 18	$ 27	$ 590	$ 305	$ 17	$ 322
Depreciation and Amortization	$ 405	$ 112	$ 3	$ 16	$ 536	$ 356	$ 4	$ 360
Interest Expense	$ 587	$ 135	$ 6	$ 34	$ 762	$ 564	$ 7	$ 571
Loan Cost Amortization	$ 9	$ 28	$ -	$ -	$ 37	$ 9	$ -	$ 9
Preferred Distributions	$ 123	$ -	$ -	$ -	$ 123	$ 137	$ -	$ 137

Results of Operations

	Nine Months Ended September 30, 2003					Nine Months Ended September 30, 2002
	233 North	Viad Corp	Wink	Jackson	Combined	233 North	Wink	Combined
	Michigan	Center	Building	JV	Total	Michigan	Building	Total

Unconsolidated Joint Ventures (at 100%):
Revenues	$ 25,641	$ 6,939	$ 228	$ 947	$ 33,755	$ 11,085	$ 228	$ 11,313
Operating Expenses	(11,252)	(3,070)	(64)	(422)	(14,808)	(4,870)	(68)	(4,938)
Net Operating Income	14,389	3,869	164	525	18,947	6,215	160	6,375
Interest Expense	(5,673)	(1,045)	(37)	(224)	(6,979)	(2.541)	(41)	(2,582)
Loan Cost Amortization	(89)	(216)	(2)	-	(307)	(40)	(2)	(42)
Depreciation and Amortization	(3,967)	(843)	(17)	(109)	(4,936)	(1,622)	(17)	(1,639)
Preferred Distributions	(1,253)	-	-	-	(1,253)	(604)	-	(604)
Net Income	$ 3,407	$ 1,765	$ 108	$ 192	$ 5,472	$ 1,408	$ 100	$ 1,508

Pky's Share of Unconsolidated JVs:
Net Income	$ 1,022	$ 530	$ 54	$ 38	$ 1,644	$ 421	$ 50	$ 471
Depreciation and Amortization	$ 1,190	$ 253	$ 9	$ 22	$ 1,474	$ 486	$ 9	$ 495
Interest Expense	$ 1,702	$ 314	$ 18	$ 45	$ 2,079	$ 762	$ 21	$ 783
Loan Cost Amortization	$ 27	$ 65	$ 1	$ -	$ 93	$ 12	$ 1	$ 13
Preferred Distributions	$ 376	$ -	$ -	$ -	$ 376	$ 181	$ -	$ 181

Parkway received distributions from unconsolidated joint ventures as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2003	2002	2003	2002
233 North Michigan	$ 379	$ 841	$1,385	$ 841
Viad Corporate Center	248	-	895	-
Wink Building	-	-	50	51
Jackson JV	9	-	9	-
	$ 636	$ 841	$2,339	$ 892

        In addition to the joint ventures described above, Parkway has an investment in and advances to Moore Building Associates LP ("MBALP") established for the purpose of owning a commercial office building (the Toyota Center in Memphis, Tennessee).  Parkway has a less than 1% ownership interest in MBALP and acts as the managing general partner of this partnership.  MBALP is primarily funded with financing from a third party lender, which is secured by a first lien on the rental property of the partnership.  The creditors of MBALP do not have recourse to the Company.  Parkway accounts for this investment using the equity method of accounting, recording its share of the net income or loss based upon the terms of the partnership agreement.

         In acting as the general partner, the Company is committed to providing additional funding to meet partnership operating deficits up to an aggregate amount of $1 million.  At September 30, 2003, the Company's aggregate net investment in the partnership was $6 million.  These amounts represent the Company's maximum exposure to loss at September 30, 2003 as a result of its involvement with MBALP.

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

        The Company is currently evaluating the effects of the issuance of FIN 46 on the accounting for its ownership interest in MBALP.  Except for the possible consolidation of MBALP, Parkway does not anticipate the adoption of FIN 46 will have a material impact on the Company's consolidated financial statements.  The Company will adopt FIN 46 in the fourth quarter of 2003.

 (6)   Capital Transactions

        On March 24, 2003, the Company sold 690,000 shares of common stock in a public offering in which Wachovia Securities was the underwriter for net proceeds of $24.3 million or $35.25 per share.  The proceeds were used to purchase Peachtree Dunwoody Pavilion and the Wells Fargo Building in the third quarter of 2003.

        On May 8, 2003, the stockholders of the Company approved Parkway's 2003 Equity Incentive Plan that authorized the grant of restricted shares of common stock and deferred share units payable in common stock to employees of the Company.  The stockholders approved the issuance of 142,000 shares of restricted stock to certain officers of the Company in connection with the Value2 plan.  The restricted shares issued are valued at $5,092,000, and the vesting period for the stock is 7 years or 36 months if the goals of the Value2 plan are achieved.

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

During the third quarter of 2003, 200,000 shares of 8.34% Series B Cumulative Convertible Preferred Stock were converted into 200,000 shares of common stock.  As of September 30, 2003, there were 1,942,857 shares of Series B Convertible Preferred Stock outstanding.

Through the Company's Dividend Reinvestment and Stock Purchase Plan ("DRIP Plan"), 171,845 common shares were sold during the third quarter of 2003.  Net proceeds received on the issuance of shares were $7,386,000, which equates to an average net price per share of $42.98 at a discount of 2.2%.  For the nine months ending September 30, 2003, 177,590 common shares were sold through the DRIP Plan for net proceeds of $7,611,000, which equates to an average net price per share of $42.85 at a discount of 2.1%.  The proceeds were used to reduce amounts outstanding under the Company's short-term lines of credit.

 (7)   Stock based compensation

       The Company has granted stock options for a fixed number of shares to employees and directors with an exercise price equal to or above the fair value of the shares at the date of grant.  The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" (the intrinsic value method), and accordingly, recognizes no compensation expense for the stock option grants.  The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands).

		Nine Months Ended
	September 30
	2003	2002
Net income available to common stockholders	$24,402	$15,261
Stock based employee compensation costs assuming fair value method	(324)	(670)
Pro forma net income available to common stockholders	$24,078	$14,591
Pro forma net income per common share:
Basic:
Net income available to common stockholders	$ 2.43	$ 1.64
Stock based employee compensation costs assuming fair value method	(.03)	(.07)
Pro forma net income per common share	$ 2.40	$ 1.57
Diluted:
Net income available to common stockholders	$ 2.35	$ 1.61
Stock based employee compensation costs assuming fair value method	(.03)	(.07)
Pro forma net income per common share	$ 2.32	$ 1.54

       The Company also accounts for restricted stock in accordance with APB No. 25 and accordingly, compensation expense is recognized over the expected vesting period.  At the Annual Meeting of Stockholders held May 8, 2003, shareholders approved the 2003 Equity Incentive Plan for officers and employees of the Company.  Under the Plan, 142,000 restricted shares of common stock have been granted to officers of the Company.  Beginning in 2003, Parkway has replaced the grant of stock options with the grant of restricted shares or share equivalents to employees and officers of the Company.

 (8)   Impact of Recently Issued Accounting Standards

        In May 2003, the FASB issued Statement No. 150 "Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company adopted SFAS 150 in the current quarter.  As the Company does not have financial instruments that are required to be reclassified from equity to a liability, the adoption of SFAS 150 did not have any impact on the Company's consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

Comments are for the balance sheet dated September 30, 2003 compared to the balance sheet dated December 31, 2002

       Operating Properties.  During the nine months ending September 30, 2003, total assets increased $75,000 and office properties (before depreciation) increased $1,295,000 or .2%

       Parkway's direct investment in office and parking properties decreased $8,455,000 net of depreciation to a carrying amount of $698,096,000 at September 30, 2003, and consisted of 53 operating properties.  The primary reason for the decrease in office and parking properties relates to the net effect of the purchase of three office properties, the sale of joint venture interests in two office properties, the sale of an office property and the sale of land.  Further information regarding these transactions follows.

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

        Simultaneous with closing the Viad Joint Venture, the partnership that owns the property closed a $42.5 million mortgage on the building.  The non-recourse first mortgage is interest-only for a term of two years with three one-year extension options.  The mortgage bears interest at LIBOR plus 260 basis points.  For $15.5 million of the loan, LIBOR can not be lower than 2.25%.  At September 30, 2003, the interest rate was 4.13%.  Parkway received net cash proceeds from the sale and the financing of $54.3 million.  The proceeds were used to reduce amounts outstanding on the Company's lines of credit pending reinvestment in new properties.  The Viad Joint Venture is accounted for using the equity method of accounting.  The Company's pro rata share of debt from the joint venture is included in the calculation of the ratio of debt to total market capitalization.

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

         Simultaneous with closing the Jackson Joint Venture, the entity that owns the properties closed an $11.525 million non-recourse first mortgage secured by the properties.  The mortgage has a fixed interest rate of 5.84%, amortizes over 28 years and matures in ten years.  Parkway received net cash proceeds from the sale and the financing of approximately $15.5 million, which was used to reduce borrowings under the Company's short-term lines of credit pending the reinvestment in new properties.  The Jackson Joint Venture is accounted for using the equity method of accounting.  The Company's pro rata share of debt from the joint venture is included in the calculation of the ratio of debt to total market capitalization.

        On June 26, 2003, Parkway sold .74 acres of land in Houston, Texas.  Net proceeds from the sale of $451,000 were used to reduce borrowings under the Company's short-term lines of credit.  The Company recorded a gain on the sale of $362,000.

On August 1, 2003, the Company sold its investment in the BB&T Financial Center in Winston-Salem, North Carolina to Cabot Investment Properties for $27.5 million plus the assumption of future tenant improvements of approximately $500,000.  Parkway Realty Services continues to manage and lease the property under a ten-year management agreement and recognized a third quarter acquisition fee of $186,000.  The Company recorded a third quarter gain on this sale of $5,020,000.  The taxable gain from this sale was deferred through a Section 1031 like-kind exchange and accordingly, no special dividend of capital gain was required.  The sales proceeds were used to purchase the Peachtree Dunwoody Pavilion.  In connection with the sale, the Company paid $11,201,000 toward the early extinguishment of the 7.31% mortgage secured by the BB&T Financial Center.

On August 28, 2003, the Company purchased the Peachtree Dunwoody Pavilion, a 366,000 square foot four-building office campus in the Central Perimeter submarket of Atlanta, Georgia, for $40 million plus $2 million in closing costs and anticipated first year capital expenditures and leasing commissions.  The purchase was funded with proceeds from the tax-deferred sale of the BB&T Financial Center on August 1, 2003 and with proceeds from the issuance of common stock on March 24, 2003.  The Peachtree Dunwoody Pavilion is located on 20 acres with 1,157 surface parking spaces.

On September 12, 2003, the Company purchased the Wells Fargo Building, a 135,000 square foot, eight-story office building in the Northwest Freeway Corridor submarket of Houston, Texas.  The property was acquired for $12 million plus $1 million in closing costs and anticipated first year capital expenditures and leasing commissions.  The purchase was funded with proceeds from the issuance of common stock on March 24, 2003.

        During the nine months ending September 30, 2003, the Company also capitalized building improvements and additional purchase expenses of $14,810,000 and recorded depreciation expense of $18,757,000 related to its operating property portfolio.

        Investment in Unconsolidated Joint Ventures.  During the nine months ended September 30, 2003, Parkway's investment in unconsolidated joint ventures increased $4,627,000 or 29.6%.  The primary reason for the increase relates to Parkway's 30% interest in the Viad Joint Venture and 20% interest in the Jackson Joint Venture discussed above.

        Notes Payable to Banks.  Notes payable to banks decreased $48,598,000 during the nine months ended September 30, 2003.  The decrease is primarily attributable to proceeds from the Viad Joint Venture and Jackson Joint Venture used to reduce amounts outstanding under the Company's lines of credit.  At September 30, 2003, notes payable to banks totaled $93,372,000 and resulted from advances under bank lines of credit to purchase additional properties and make improvements to office properties.

        Mortgage Notes Payable Without Recourse.  During the nine months ended September 30, 2003, mortgage notes payable without recourse increased $16,188,000 or 7.7%.  The increase is due to the following factors (in thousands):

Increase
(Decrease)
Assumption of first mortgage on Citrus Center purchase	$21,153
Placement of mortgage debt	18,800
Scheduled principal payments	(8,318)
Principal paid on early extinguishment of debt	(15,423)
Market value adjustment on reverse swap interest rate contract	(24)
$16,188

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

       The Company expects to continue seeking fixed rate, non-recourse mortgage financing at terms ranging from ten to thirty years on select office building investments as additional capital is needed.  The Company targets a debt to total market capitalization rate at a percentage in the mid-40's.  This rate may vary at times pending acquisitions, sales and/or equity offerings.  In addition, volatility in the price of the Company's common stock may affect the debt to total market capitalization ratio.  However, over time the Company targets a percentage in the mid-40's.  In addition to this debt ratio, the Company also monitors interest and fixed charge coverage ratios.  The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization ("EBITDA").    The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA.

The computation of the interest and fixed charge coverage ratios and the reconciliation of net income to EBITDA is as follows for the nine months ended September 30, 2003 and 2002 (in thousands):

	Nine Months Ended
	September 30
	2003	2002
Net income	$ 35,846	$ 24,302
Adjustments to net income:
Interest expense	14,201	19,297
Amortization of financing costs	637	604
Prepayment expenses - early extinguishment of debt	-	18
Depreciation and amortization	20,674	20,719
Amortization of deferred compensation	500	1,642
Gain on sale of joint venture interests and real estate	(10,661)	(501)
Tax expenses	132	41
EBITDA adjustments - unconsolidated joint ventures	4,022	1,473
EBITDA (1)	$ 65,351	$ 67,595

Interest coverage ratio:
EBITDA	$ 65,351	$ 67,595
Interest expense:
Interest expense	$ 14,201	$ 19,297
Interest expense - unconsolidated joint ventures	2,079	783
Total interest expense	$ 16,280	$ 20,080
Interest coverage ratio	4.01	3.37

Fixed charge coverage ratio:
EBITDA	$ 65,351	$ 67,595
Fixed charges:
Interest expense	$ 16,280	$ 20,080
Preferred dividends	8,825	9,041
Preferred distributions - unconsolidated joint ventures	376	181
Principal payments (excluding early extinguishment of debt)	8,318	8,219
Principal payments - unconsolidated joint ventures	423	187
Total fixed charges	$34,222	$ 37,708
Fixed charge coverage ratio	1.91	1.79

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

       Stockholders' equity increased $32,474,000 during the nine months ended September 30, 2003, as a result of the following (in thousands):
Increase (Decrease)
Net income	$ 35,846
Change in market value of interest rate swap	119
Comprehensive income	35,965

Common stock dividends declared	(19,598)
Preferred stock dividends declared	(4,152)
Convertible preferred stock dividends declared	(4,673)
Exercise of stock options	5,527
Shares issued - stock offerings	82,158
Shares issued - Directors' fees	70
Restricted shares issued	5,092
Unearned compensation	(5,092)
Amortization of unearned compensation	500
Redemption of preferred stock	(66,250)
Shares contributed to deferred compensation plan	(4,321)
Purchase of Company stock	(366)
Shares issued through DRIP plan	7,611
Shares issued - employee excellence recognition program	3
$ 32,474

        On March 24, 2003, the Company sold 690,000 shares of common stock in a public offering in which Wachovia Securities was the underwriter for net proceeds of $24.3 million or $35.25 per share.  The proceeds were used to purchase Peachtree Dunwoody Pavilion and the Wells Fargo Building in the third quarter of 2003.

        On May 8, 2003, the stockholders of the Company approved Parkway's 2003 Equity Incentive Plan that authorized the grant of restricted shares of common stock and deferred share units payable in common stock to employees of the Company.  The stockholders approved the issuance of 142,000 shares of restricted stock to certain officers of the Company in connection with the Value2 plan.  The restricted shares issued in 2003 are valued at $5,092,000, and the vesting period for the stock is 7 years or 36 months if the goals of the Value2 plan are achieved.

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

During the third quarter of 2003, 200,000 shares of 8.34% Series B Cumulative Convertible Preferred Stock were converted into 200,000 shares of common stock.  As of September 30, 2003, there were 1,942,857 shares of Series B Convertible Preferred Stock outstanding.

Through the Company's Dividend Reinvestment and Stock Purchase Plan ("DRIP Plan"), 171,845 common shares were sold during the third quarter of 2003.  Net proceeds received on the issuance of shares were $7,386,000, which equates to an average net price per share of $42.98 at a discount of 2.2%.  For the nine months ending September 30, 2003, 177,590 common shares were sold through the DRIP Plan for net proceeds of $7,611,000, which equates to an average net price per share of $42.85 at a discount of 2.1%.  The proceeds were used to reduce amounts outstanding under the Company's short-term lines of credit.

RESULTS OF OPERATIONS

Comments are for the three months and nine months ended September 30, 2003 compared to the three months and nine months ended September 30, 2002.

       Net income available for common stockholders for the three months ended September 30, 2003, was $10,779,000 ($1.04 per basic common share) as compared to $4,555,000 ($.49 per basic common share) for the three months ended September 30, 2002.  Net income available to common stockholders for the nine months ended September 30, 2003 was $24,402,000 ($2.43 per basic common share) as compared to $15,261,000 ($1.64 per basic common share) for the nine months ended September 30, 2002.  Net income included a gain from the sale of joint venture interests, an office property and land in the amount of $10,661,000 for the nine months ended September 30, 2003.  Net income included a net gain from the sale of a joint venture interest and real estate from discontinued operations in the amount of $501,000 for the nine months ended September 30, 2002.

       Operating Properties.  The primary reason for the change in the Company's net income from office and parking properties for 2003 as compared to 2002 is the net effect of the operations of the following properties purchased, property sold and joint venture interests sold (in thousands):

Properties Purchased:

Office Properties	Purchase Date	Square Feet
The Park on Camelback	05/22/02	103
Viad Corporate Center	05/31/02	482
5300 Memorial	06/05/02	154
Town & Country Central One	06/05/02	148
1717 St. James Place	06/05/02	110
Citrus Center	02/11/03	258
Peachtree Dunwoody Pavilion	08/28/03	366
Wells Fargo Building	09/12/03	135

Property Sold:

Office Property	Date Sold	Square Feet
Corporate Square West	05/31/02	96
BB&T Financial Center	08/01/03	240

Joint Venture Interests Sold:

Office Property/Interest Sold	Date Sold	Square Feet
233 North Michigan/70%	05/30/02	1,070
Viad Corporate Center/70%	03/06/03	482
IBM Building & River
Oaks Place/80%	05/28/03	170

Operations of office and parking properties are summarized below (in thousands):

                                                                                               Three Months Ended                                   Nine Months Ended

                                                                                                      September 30                                                September 30

	2003	2002	2003	2002
Income	$ 34,888	$ 36,747	$ 107,107	$ 115,758
Operating expense	(15,229)	(16,512)	(47,608)	(49,974)
	19,659	20,235	59,499	65,784
Interest expense	(4,114)	(4,106)	(12,272)	(14,981)
Depreciation and amortization	(6,722)	(6,644)	(20,674)	(20,697)
Income from office and parking properties	$ 8,823	$ 9,485	$ 26,553	$ 30,106

        During the nine months ending September 30, 2003, Parkway received notice from Burlington Industries that they will be exercising an early termination right on 137,000 square feet at 400 North Belt in Houston, Texas effective December 31, 2003.  The Company currently receives approximately $2,314,000 annually in total revenue ($1,300,000 after expenses) from this customer.  In addition, WorldCom, Inc. ("WorldCom") announced during the third quarter of 2003 that its Skytel subsidiary would not be sold and the Skytel operations would be consolidated into its Clinton, Mississippi facility.  Consequently, we do not expect WorldCom to renew its 156,000 square foot lease at the Skytel Centre in Jackson, Mississippi when it matures on December 31, 2003.  The Company currently receives approximately $2,500,000 annually in total revenue ($1,800,000 after expenses) from WorldCom.  Due to the loss of these two major customers, we anticipate that 2004 income from office and parking properties will decrease until such time the vacant space can be leased.

        Equity in Earnings of Unconsolidated Joint Ventures and Management Company Income.  Equity in earnings of unconsolidated joint ventures increased $1,173,000 for the nine months ended September 30, 2003 compared to the same period in 2002.  The increase is attributable to the formation of the Viad Joint Venture and the Jackson Joint Venture in 2003 and the 233 North Michigan Avenue joint venture in 2002.  Under the terms of the joint venture agreements, Parkway continues to provide management and leasing services for the buildings on a day-to-day basis.  The increase in management company income of $837,000 for the nine months ended September 30, 2003 compared to the same period in 2002 is primarily due to the fees earned from providing management and leasing services to the joint ventures.

        Interest Expense.  The $2,709,000 decrease in interest expense on office properties for the nine months ended September 30, 2003 compared to the same period in 2002 is due to the net effect of the early extinguishment of one mortgage in 2003 and three mortgages in 2002, the transfer of a mortgage note payable to the 233 North Michigan Avenue joint venture and new loans placed or assumed in 2002 and 2003.  The average interest rate on mortgage notes payable as of September 30, 2003 and 2002 was 7.1% and 7.4%, respectively.

        Interest expense on bank notes decreased $2,372,000 for the nine months ended September 30, 2003 compared to the same period in 2002.  The change is primarily due to the decrease in the weighted average interest rate on bank lines of credit from 4.72% during the nine months ended September 30, 2002 to 2.84% during the same period in 2003.

         General and Administrative Expense.  General and administrative expense decreased $476,000 for the nine months ended September 30, 2003 compared to the same period in 2002.  The net decrease is primarily due to the decrease in amortization of unearned compensation expense pertaining to the Company's restricted stock shares.  Due to Parkway's achievement of the 5 in 50 plan in 2002, the restricted shares granted were fully amortized in 2002.  In 2003, the stockholders approved the issuance of 142,000 shares of restricted stock to certain officers of the Company in connection with the Value2 plan.  The restricted shares issued in 2003 are valued at $5,092,000, and the vesting period for the stock is 7 years or 36 months if the goals of the Value2 plan are achieved.

 LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

       Cash and cash equivalents were $2,924,000 and $1,594,000 at September 30, 2003 and December 31, 2002, respectively.  The Company generated $36,066,000 in cash flows from operating activities during the nine months ending September 30, 2003 compared to $49,972,000 for the same period of 2002.  The Company generated $18,276,000 in investing activities during the nine months ending September 30, 2003.  Proceeds from the sale of land, the BB&T Financial Center, the Viad Joint Venture interest and the Jackson Joint Venture interest were $97,434,000 and the Company used $65,198,000 to purchase three office properties.  The Company also spent $15,756,000 to make capital improvements at its office properties.  Cash dividends of $28,272,000 ($1.95 per common share, $1.55 per Series A preferred share, $2.19 per Series B preferred share and $.02 per Series D preferred share) were paid to stockholders.  Proceeds from long-term financing were $18,800,000, scheduled principal payments were $8,318,000 and principal payments on the early extinguishment of debt were $15,423,000 on mortgage notes payable during the nine months ending September 30, 2003.  The Company received net proceeds of $82,158,000 from the sale of 690,000 shares of common stock and 2,400,000 shares of 8.00% Series D Preferred Stock and spent $66,250,000 to redeem 2,650,000 shares of Series A Preferred Stock during the nine months ended September 30, 2003.

 Liquidity

       The Company plans to continue pursuing the acquisition of additional investments that meet the Company's investment criteria and intends to use bank lines of credit, proceeds from the sale of non-core assets and office properties held for sale, proceeds from the sale of portions of owned assets through joint ventures, sales of securities and cash balances to fund those acquisitions.  At September 30, 2003, the Company had $93,372,000 outstanding under two bank lines of credit and a term loan.

       The Company's cash flows are exposed to interest rate changes primarily as a result of its lines of credit used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations.  The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  To achieve its objectives, the Company borrows at fixed rates, but also has a three-year $135 million unsecured revolving credit facility with a consortium of 13 banks with J.P. Morgan Chase & Co. serving as the lead agent (the "$135 million line") and a one-year $15 million unsecured line of credit with PNC Bank (the "$15 million line").  The interest rates on the lines of credit are equal to the 30-day LIBOR rate plus 112.5 to 137.5 basis points, depending upon overall Company leverage.  The interest rate on the $15 million line and the $135 million line was 2.4% and 2.7% at September 30, 2003, respectively.

        On June 4, 2002, Parkway entered into a Credit Agreement (the "Credit Agreement") with JP Morgan Chase Bank, as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and other banks as participants.  On May 3, 2003, the Credit Agreement was amended to provide for a $20 million one-year term loan facility (the "Term Loan") with a maturity date of June 28, 2004.  Excluding bank fees and closing costs, the Term Loan bears interest at a rate equal to LIBOR plus 112.5 to 137.5 basis points, depending on Parkway's leverage.  Accrued and unpaid interest under the Term Loan is payable monthly with the final interest payment as well as the entire principal amount outstanding thereunder due and payable on June 28, 2004.  As of September 30, 2003, $20 million was drawn under the Term Loan and the interest rate was 2.4%

        The Company's interest rate hedge contracts as of September 30, 2003 are summarized as follows (in thousands):

					Fair
Type of	Notional	Maturity		Fixed	Market
Hedge	Amount	Date	Reference Rate	Rate	Value
Swap	$50,000	12/31/03	1-Month LIBOR	1.545%	$ (51)
Reverse Swap	$ 5,016	07/15/06	1-Month LIBOR + 3.455%	8.080%	301
					$250

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

        The $15 million line is unsecured and is expected to fund the daily cash requirements of the Company's treasury management system.  This line of credit matures June 28, 2004 and has a current interest rate equal to the 30-day LIBOR rate plus 130 basis points.  The Company paid a facility fee of $15,000 (10 basis points) upon closing of the loan agreement.  Under the $15 million line, the Company does not pay annual administration fees or fees on the unused portion of the line.

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

       At September 30, 2003, the Company had $225,934,000 of non-recourse fixed rate mortgage notes payable with an average interest rate of 7.1% secured by office properties and $93,372,000 drawn under bank lines of credit and the Term Loan.  Parkway's pro rata share of unconsolidated joint venture debt was $46,053,000 with an average interest rate of 6.4% at September 30, 2003.  Based on the Company's total market capitalization of approximately $962,640,000 at September 30, 2003 (using the September 30, 2003 closing price of $43.70 per common share), the Company's debt represented approximately 38% of its total market capitalization.  The Company targets a debt to total market capitalization rate at a percentage in the mid-40's.  This rate may vary at times pending acquisitions, sales and/or equity offerings.  In addition, volatility in the price of the Company's common stock may affect the debt to total market capitalization ratio.  However, over time the Company targets a percentage in the mid-40's.  In addition to this debt ratio, the Company also monitors interest and fixed charge coverage ratios.  The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization.  This ratio for the nine months ending September 30, 2003 and 2002 was 4.01 and 3.37 times, respectively.  The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to earnings before interest, taxes, depreciation and amortization.  This ratio for the nine months ending September 30, 2003 and 2002 was 1.91 and 1.79 times, respectively.

       The table below presents the principal payments due and weighted average interest rates for the fixed rate debt.

	Average	Fixed Rate Debt
	Interest Rate	(In thousands)
2003*	7.07%	$ 2,781
2004	7.06%	11,329
2005	7.05%	12,182
2006	7.02%	17,209
2007	7.12%	31,210
2008	7.17%	55,323
Thereafter	7.50%	95,900
Total		$225,934

Fair value at 09/30/03		$236,842

*Remaining three months

       The Company presently has plans to make additional capital improvements at its office properties in 2003 of approximately $8 million.  These expenses include tenant improvements, capitalized acquisition costs and capitalized building improvements.  Approximately $4 million of these improvements relate to upgrades on properties acquired in recent years that were anticipated at the time of purchase.  All such improvements are expected to be financed by cash flow from the properties and advances on the bank lines of credit.

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

        The following table presents a reconciliation of the Company's net income to FFO for the three months and nine months ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2003	2002	2003	2002
Net income	$ 13,524	$ 7,569	$ 35,846	$ 24,302
Adjustments to derive funds from operations:
Depreciation and amortization	6,722	6,644	20,674	20,697
Depreciation and amortization -
discontinued operations	-	-	-	22
Adjustments for unconsolidated joint ventures	536	360	1,474	495
Preferred dividends	(1,200)	(1,450)	(4,152)	(4,348)
Convertible preferred dividends	(1,545)	(1,564)	(4,673)	(4,693)
Original issue costs -
redemption of preferred stock	-	-	(2,619)	-
Gain on sale of joint venture interests
and real estate	(5,020)	-	(10,299)	(501)
Amortization of deferred gains and other	(3)	(2)	(6)	(6)
Funds from operations applicable to common
shareholders	$ 13,014	$ 11,557	$ 36,245	$35,968

       FFO applicable to common shareholders for the three months and six months ending June 30, 2003 has been revised and reduced by original issue costs of $2,619,000 associated with the second quarter 2003 redemption of Series A Preferred Stock.  On July 31, 2003, the SEC announced a position that for purposes of calculating earnings per share when there has been a redemption of preferred stock, the issuance costs of the preferred stock should be removed from the balance sheet in a manner similar to dividends on preferred stock, regardless of where in the stockholders' equity section those costs were initially classified on issuance.  Prior to this announcement, there was diversity in practice.  Consistent with the SEC's announcement, for the purposes of computing earnings per share for the three and six months ended June 30, 2003, the Company deducted approximately $2,619,000 of issuance costs associated with its Series A Preferred stock in determining net income available to common stockholders.  The Company, as did other REITs, excluded this deduction in computing FFO applicable to common shareholders for the three and six months ended June 30, 2003.  However, in October 2003, NAREIT announced its position that FFO applicable to common shareholders should be reduced for these dividends.  Accordingly, we have revised our previous FFO calculations.  Therefore, FFO as originally reported of $13,085,000 and $25,850,000 for the three months and six months ending June 30, 2003, respectively, has been revised to $10,466,000 and $23,231,000 for the three months and six months ending June 30, 2003, respectively.

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

PARKWAY PROPERTIES, INC.

 PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)   31.1     Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2     Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1     Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2     Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

        (1)       8-K Filed - August 4, 2003

       Regulation FD Disclosure.  Press release of the Company announcing the results of operations for the quarter ended June 30, 2003.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 5, 2003	PARKWAY PROPERTIES, INC.

	BY:	/s/ Mandy M. Pope
Mandy M. Pope, CPA
Senior Vice President and
Chief Accounting Officer