Form 10-K
period 2003-12-31
PARKWAY PROPERTIES INC
filed 2004-03-11
CIK 729237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

  ☒                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

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
Common Stock, $.001 Par Value
8.00% Series D Cumulative Redeemable Preferred Stock $.001 Par Value
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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes   ☒    No  ☐

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:  $404,437,000.

      The number of shares outstanding in the registrant's class of common stock as of March 1, 2004 was 10,879,190.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III.

PARKWAY PROPERTIES, INC.

TABLE OF CONTENTS

PART I

ITEM 1.  Business.

General Development of Business

 Overview

       Parkway Properties, Inc. ("Parkway" or the "Company") is a real estate investment trust ("REIT") specializing in the operations, acquisition, ownership, management, and leasing of office properties.  The Company is self-administered, in that it provides its own investment and administrative services internally through its own employees.  The Company is also self-managed, as it internally provides the management, maintenance and other real estate services that its properties require through its own employees, such as property managers and engineers and in some cases, leasing professionals.  The Company is geographically focused on the Southeastern and Southwestern United States and Chicago.  Parkway and its predecessors have been public companies engaged in the real estate business since 1971, and its present senior management has been with Parkway since the 1980's.  The management team has had experience managing a public real estate company through all phases of the real estate business cycle.  At March 1, 2004, Parkway owned or had an interest in 59 office properties located in eleven states with an aggregate of approximately 10.7 million square feet of leasable space.

       Parkway evaluates individual office assets for purchase considering a number of factors such as current market rents, vacancy rates and capitalization rates.  As part of this strategy, since July 1995, the Company has (i) completed the acquisition of 67 office properties, encompassing 11.5 million net rentable square feet, for a total purchase price of $1.1 billion; (ii) sold or is in the process of selling all of its non-core assets; (iii) sold 12 office properties, encompassing approximately 1.3 million net rentable square feet primarily in markets that posed increasing risks and redeployed these funds; (iv) sold joint venture interests in four office properties encompassing 1.7 million net rentable square feet; and (v) implemented self-management and self-leasing at most of its properties to promote a focus on customer retention and superior service in meeting the needs of its customers.  Parkway defines total investment in office properties as purchase price plus estimated closing costs and anticipated capital expenditures during the first 24 months of ownership for tenant improvements, commissions, upgrades and capital improvements to bring the building up to the Company's standards.

 Self-Management and Third Party Management

       The Company self-manages approximately 99.3% of its current portfolio on a net rentable square footage basis.  In addition, the Company implemented self-leasing for renewals and currently self-leases approximately 68.0% of its portfolio on a net rentable square footage basis.  For new tenant leasing, which is a smaller portion of our business, we fully cooperate with the third party brokerage community.  The Company benefits from a fully integrated management infrastructure, provided by its wholly-owned management subsidiary, Parkway Realty Services LLC ("Parkway Realty").  The Company believes self-management results in better customer service, higher customer retention and allows the Company to enhance stockholder value through the application of its hands-on operating style.  The Company believes that its focus on customer retention will benefit the Company and its stockholders by maintaining a stabilized revenue stream and avoiding higher capital expenditures and leasing commissions associated with new leases.  In order to self-manage properties, the Company seeks to reach critical mass in terms of square footage. Critical mass varies from market to market and is generally defined by the Company as owning or managing a minimum of 250,000 square feet.  The Company is considering the sale of its properties that are not self-managed because the inability to self-manage these properties limits the Company's ability to apply its hands-on operating strategy. In addition to its owned properties, Parkway Realty currently manages and/or leases approximately 3 million net rentable square feet for third-party owners (including joint venture interests).  The Company intends to expand its third party fee business.

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

Joint Ventures

       Parkway intends to continue forming joint ventures or partnerships with select investors.  During 2000, the Company formed a venture partnership with a division of Investcorp International, Inc. ("Investcorp") for the purposes of acquiring Central Business District (downtown) assets in the Southeastern and Southwestern United States and Chicago.  Under the terms of the joint venture agreement, Parkway will operate, manage, and lease the properties on a day-to-day basis, provide acquisition and construction management services to the joint venture, and receive fees for providing these services.  The joint venture will arrange first mortgage financing which will approximate 70% of the value of each office asset purchased.  This debt will be non-recourse, property specific debt.  Investcorp will provide 70 to 75% of the joint venture capital with Parkway to provide the balance, with distributions being made pro rata.

       To date, Parkway has entered into two joint venture agreements with Investcorp with respect to the 233 North Michigan building in Chicago, in 2002 and the Viad Corporate Center ("Viad Joint Venture") in Phoenix in 2003.  On March 6, 2003, Parkway sold a 70% interest in the Viad Corporate Center, a 482,000 square foot office building in Phoenix for a total of $42 million.  Parkway continues to provide management and leasing services for the building on a day-to-day basis.  In connection with the sale, Parkway recognized a $175,000 acquisition fee in accordance with the terms of the joint venture agreement.  The Company recorded a gain on the sale of the 70% joint venture interest of $1.1 million.

       Simultaneous with closing the Viad Joint Venture, the partnership that owns the property closed a $42.5 million mortgage on the building.  The non-recourse first mortgage is interest-only for a term of two years with three one-year extension options.  The mortgage bears interest at LIBOR plus 260 basis points.  For $15.5 million of the loan, LIBOR can not be lower than 2.25%.  At December 31, 2003, the weighted average interest rate on the mortgage was 4.16%.  Parkway received net cash proceeds from the sale and the financing of $54.3 million.  The proceeds were used to reduce amounts outstanding on the Company's lines of credit, pending reinvestment in new properties.  The Viad Joint Venture is accounted for using the equity method of accounting.  The Company's pro rata share of debt from the joint venture is included in the calculation of the ratio of debt to total market capitalization.

        On May 28, 2003, Parkway sold an 80% interest in two suburban Jackson, Mississippi properties, River Oaks Place and the IBM Building, to approximately 35 individual investors ("Jackson Joint Venture").  The sale values the properties at $16.7 million.  The IBM Building and River Oaks Plaza comprise approximately 170,000 square feet located in two submarkets.  Parkway continues to manage and lease the properties for a market-based fee and retained a 20% ownership interest in the entity that owns the buildings.  The Company recorded a gain on the sale of the 80% joint venture interest of $4.2 million.

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

 Recent Developments

        On January 29, 2004, Parkway purchased Maitland 200, a 206,000 square foot, four-story office building located in the Maitland Center submarket of Orlando, Florida for $26.3 million plus $1.4 million in closing costs and anticipated capital expenditures and leasing commissions during the first two years of ownership.  The purchase was funded with the Company's lines of credit and represents the reinvestment of proceeds from sale of properties through joint ventures during 2003.

        The Company has completed its due diligence for the $76.3 million acquisition of the 410,000 square foot, 92% leased Capital City Plaza in the Buckhead sub-market of Atlanta, Georgia. Parkway's request to assume an existing first mortgage in the amount of $43 million is under review by the lender.  The proposed acquisition, which is projected for late March 2004, is subject to customary closing conditions, and there can be no assurance that this acquisition will occur.

       On February 6, 2004, Parkway entered into a new three-year $170 million unsecured line of credit led by Wachovia Bank and syndicated to ten other banks.  The interest rate on the line is equal to the 30-day LIBOR rate plus 100 to 132.5 basis points (currently 117.5 basis points), depending upon overall Company leverage.  The new line replaces the line of credit with JP Morgan Chase Bank in the amount of $135,000,000, which was scheduled to mature June 2004. The new line with Wachovia affords the Company greater financial flexibility at a lower interest cost.

       Effective February 24, 2004, the Company entered into an interest rate swap agreement with a notional amount of $60 million which fixed the 30-day LIBOR interest rate at 1.293%, which equates to a current interest rate of 2.468%.  The agreement matures December 31, 2004.

 Operating Properties

       Parkway generally seeks to acquire well-located Class A, A- or B+ (as classified within their respective markets) multi-story office buildings which are located in primary or secondary markets in the Southeastern and Southwestern United States and Chicago, ranging in size from 100,000 to 1,500,000 net rentable square feet and which have current and projected occupancy levels in excess of 70% and adequate parking to accommodate full occupancy.  Office properties are designated Class A, A- or

B+ based on a combination of factors including rent, building finishes, system standards and efficiency, building amenities, location/accessibility and market perception.  Class A properties represent the most prestigious buildings competing for premier office users with rents above average for the area.  These buildings generally have high quality standard finishes, state of the art systems, exceptional accessibility and a definite market presence.  Class B office buildings compete for a wide range of users with rents in the average range for the area.  Building finishes are fair to good for the area and systems are adequate, but the building does not compete with Class A at the same price.  The Company targets buildings which are occupied by a major tenant (or tenants) (e.g., a tenant that accounts for at least 30% of the building's total rental revenue and has at least five years remaining on its lease).  Parkway's focus on new property acquisitions will be on higher barrier-to-entry sub-markets in both central business districts and suburban markets.  Parkway strives to purchase office buildings at minimum initial unleveraged annual yields on its total investment of 8.5%.  The Company defines initial unleveraged yield as net operating income ("NOI") divided by total investment (as previously defined), where NOI represents budgeted cash operating income for the current year at current occupancy rates and at rental rates currently in place with no adjustments for anticipated expense savings, increases in rental rates, additional leasing or straight line rent.  Leases that expire during the year are assumed to renew at market rates unless interviews with tenants during pre-purchase due diligence indicate a likelihood that a tenant will not renew. In markets where the Company self-manages its properties, NOI also includes the net management fee expected to be earned during the year.  The Company also generally seeks to acquire properties whose total investment per net rentable square foot is at least 20% below estimated replacement cost.   While the Company seeks to acquire properties which meet all of the acquisition criteria, specific property acquisitions are evaluated individually and may fail to meet one or more of the acquisition criteria at the date of purchase.  Since January 1, 2003, the Company has acquired five office properties with approximately 1.3 million net rentable square feet for a total purchase price of $151 million, or approximately $117 per net rentable square foot.  The properties purchased are located in the central business district in Orlando, and suburban markets in Atlanta, Houston and Charlotte.  Consistent with the qualification requirements of a REIT, the Company intends to hold and operate its portfolio of office buildings for investment purposes, but may determine to sell properties that no longer meet its investment criteria.

 Stock Repurchase Plan

        The Company has been engaged in the purchase of its outstanding common stock since June 1998.  Given the fluctuations in price of the Company's public equity without a corresponding change in valuation of the underlying real estate assets, the Company believes a well-executed repurchase program can add significant stockholder value.  During 2003, the Company repurchased 10,830 shares of its common stock at an average cost of $33.76 per share.  Since June 1998, the Company has purchased a total of 2,152,423 shares of its common stock, which represents approximately 19.4% of the Company stock outstanding when the buyback program was initiated on June 30, 1998.  When considering repurchasing shares, the Company evaluates the following items:  impact on the Company's Value2 Plan, discount to net asset value; implied capitalization rate; implied value per square foot; impact on liquidity of common stock; and other investment alternatives that are available with a similar risk profile (capital allocation).

 Management Team

        Parkway's management team consists of experienced office property specialists with proven capabilities in office property (i) operations; (ii) leasing; (iii) management; (iv) acquisition/disposition; (v) financing; (vi) capital allocation; and (vii) re-positioning.  In 2003 Parkway made some important leadership changes to further support the strategy of the Company.  Tom Maloney was promoted to Chief Operating Officer with the goal to focus on and improve real estate operations.  Jim Ingram was promoted to Chief Investment Officer and is in charge of Parkway's capital allocation and recycling.  Parkway's ten senior officers have an average of over 21 years of real estate industry experience, and have worked together at Parkway for an average of over 14 years.  Management has developed a highly service-oriented operating culture and believes that its focus on operations, proactive leasing, property management and asset management activities will result in higher customer retention and occupancy and will continue to translate into enhanced stockholder value.

 Financing Strategy

        The Company expects to continue seeking fixed rate, non-recourse mortgage financing with maturities from five to ten years typically amortizing over 25 to 30 years on select office building investments as additional capital is needed.  The Company targets a debt to total market capitalization rate at a percentage in the mid-40's.  This rate may vary at times pending acquisitions, sales and/or equity offerings.  In addition, volatility in the price of the Company's common stock may affect the debt to total market capitalization ratio.  However, over time the Company plans to maintain a percentage in the mid-40's.  The Company monitors interest and fixed charge coverage ratios.  See Item 7.  "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition."  Parkway has no present plans to issue senior securities.  Should the opportunity present itself, Parkway has the ability to issue common stock periodically through its dividend reinvestment plan.

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

       Since January 1, 1995, Parkway has sold non-core assets with a book value of approximately $45 million for approximately $68 million, resulting in an aggregate gain for financial reporting purposes of approximately $23 million.  The book value of all remaining non-office building real estate assets and mortgage loans, all of which are for sale, was approximately $4.4 million as of December 31, 2003.

       Since January 1, 1998, the Company has sold 12 office properties, encompassing approximately 1.3 million net rentable square feet for net proceeds of $128 million, resulting in aggregate gains for financial reporting purposes of $18 million.  In 2003, the Company sold its investment in the BB&T Financial Center in Winston-Salem, North Carolina for $27.5 million plus the assumption of future tenant improvements of approximately $500,000.  Parkway Realty Services continues to manage and lease the property under a ten-year management agreement and recognized an acquisition fee of $186,000.  The Company recorded a gain on this sale of $5,020,000.  The taxable gain from this sale was deferred through a Section 1031 like-kind exchange and accordingly, no special dividend of capital gain was required.  Currently, the Company is also considering the sale of its property in Greenville, South Carolina, primarily because the Company does not own sufficient office space in this market to justify self-management and self-leasing.  This investment decision will be based upon the Company's analysis of existing markets and competing investment opportunities.

Administration

       The Company is self-administered and self-managed and maintains its principal executive offices in Jackson, Mississippi.  As of March 1, 2004, the Company had 236 employees.

       The operations of the Company are conducted from approximately 13,000 square feet of office space located at 188 East Capitol Street, One Jackson Place, Suite 1000, Jackson, Mississippi.  The building is owned by Parkway and is leased by Parkway at market rental rates.   Parkway's website is located at www.pky.com. On the website, you can obtain a copy of the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after Parkway electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the "SEC").

 Code of Business Conduct and Ethics

       Parkway has adopted a Code of Business Conduct and Ethics that applies to all employees of the Company.   A copy of this code is available on Parkway's website at www.pky.com and the Company intends to disclose on this website any amendment to, or waiver of, any provision of this Code applicable to our directors and executive officers that would otherwise be required to be disclosed under the rules of the SEC or the New York Stock Exchange.  A copy of this Code is also available in print to any stockholder upon written request addressed to Investor Relations, Parkway Properties, Inc., One Jackson Place Suite 1000, 188 East Capitol Street, Jackson, Mississippi 39201-2195.

 ITEM 2.  Properties.

 General

       The Company operates and invests principally in office properties in the Southeastern and Southwestern United States and Chicago, but is not limited to any specific geographical region or property type.  As of March 1, 2004, the Company owned or had an interest in 59 office properties comprising approximately 10.7 million square feet of office space located in eleven states.

       In addition, the Company has an investment in the Toyota Center, formerly known as the Moore Building, which is a historic renovation adjacent to the Triple-A baseball stadium complex in downtown Memphis.  The Toyota Center was originally constructed in 1913 and consists of approximately 174,000 rentable square feet.  The Company constructed a multi-level, 770-space parking garage to accommodate the building and stadium parking needs.    This building is owned by Moore Building Associates LP (the "Partnership") and an institutional investor, Banc of America Historic Ventures, LLC ("BOA") with the Company's ownership interest being less than 1%.   At December 31, 2003, the note receivable from the Partnership totaled $5,926,000.

       Property acquisitions in 2003, 2002 and 2001 were funded through a variety of sources, including:

a.         Cash reserves and cash generated from operating activities,

b.         Sales of non-core assets,

c.         Sales of office properties,

d.         Sales of joint venture interests,

e.         Sales of investments in equity securities of other REITs,

f.          Fixed rate, non-recourse mortgage financing with maturities ranging from five to ten years,

g.         Assumption of existing fixed rate, non-recourse mortgages on properties purchased,

h.         Sales of Parkway preferred and common stock, and

i.          Advances on bank lines of credit.

Office Buildings

       Other than as discussed under "Item 1. Business", the Company intends to hold and operate its portfolio of office buildings for investment purposes.  The Company does not propose any program for the renovation, improvement or development of any of the office buildings, except as called for under the renewal of existing leases or the signing of new leases or improvements necessary to upgrade recent acquisitions to the Company's operating standards.  All such improvements are expected to be financed by cash flow from the portfolio of office properties and advances on bank lines of credit.  In 2004, the Company will develop a $6.5 million, 500 space parking facility to accommodate building customers at the City Centre in Jackson, Mississippi.

       In the opinion of management, all properties are adequately covered by insurance.  This is an area to which management has devoted a great deal of time and attention following the unfortunate events of September 11, 2001.

       All office building investments compete for customers with similar properties located within the same market primarily on the basis of location, rent charged, services provided and the design and condition of the improvements.  The Company also competes with other REITs, financial institutions, pension funds, partnerships, individual investors and others when attempting to acquire office properties.

       The following table sets forth certain information about office properties the Company owned or had an interest in as of January 1, 2004:

					Estimated
					Average	% of
	Number	Total Net	% of	Average	Market	Leases	%
	Of	Rentable	Total Net	Rent Per	Rent Per	Expiring	Leased
	Office	Square Feet	Rentable	Square	Square	In	As of
Location	Properties(1)	(in thousands)	Feet	Foot (2)	Foot (3)	2004 (4)	1/1/2004
Houston, TX	15	2,238	21.4%	$18.62	$17.36	11.9%	89.5%
Chicago, IL	1	1,070	10.2%	32.99	31.53	1.4%	91.3%
Atlanta, GA	8	969	9.2%	18.99	17.73	10.9%	88.3%
Columbia, SC	3	872	8.3%	16.53	16.65	10.3%	89.6%
Jackson, MS	5	841	8.0%	17.75	17.41	2.9%	70.9%
Memphis, TN	3	672	6.4%	17.79	16.14	15.9%	88.9%
Phoenix, AZ	2	583	5.6%	24.07	19.42	4.5%	90.7%
Knoxville, TN	2	534	5.1%	15.16	16.00	18.0%	93.0%
Charlotte, NC	2	510	4.9%	17.48	17.38	31.3%	93.3%
Richmond, VA	6	497	4.7%	16.75	15.88	21.9%	89.3%
Nashville, TN	1	428	4.1%	15.21	16.00	7.9%	82.9%
Chesapeake, VA	3	387	3.7%	18.62	17.36	19.0%	76.1%
St. Petersburg, FL	2	323	3.1%	17.37	17.22	4.3%	94.6%
Orlando, FL	1	258	2.5%	21.54	21.00	6.3%	94.2%
Ft. Lauderdale, FL	2	215	2.0%	21.81	20.34	17.4%	94.8%
All Others	2	80	0.8%	11.56	9.92	0.0%	62.4%
	58	10,477	100.0%	$19.76	$18.74	11.2%	87.9%

(1)    Includes 53 office properties owned directly; a 32,000 square foot office property in which the Company owns a 50% interest located in New Orleans, Louisiana; a 1,068,000 square foot office property in which the Company owns a 30% interest located in Chicago, Illinois; a 482,000 square foot office property in which the Company owns a 30% interest located in

Phoenix, Arizona; and two office properties totaling 170,000 square feet in which the Company owns a 20% interest located in Jackson, Mississippi.

(2)    Average rent per square foot is defined as the weighted average current gross rental rate including expense escalations for leased office space in the building as of January 1, 2004.

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

(4)    The percentage of leases expiring in 2004 represents the ratio of square feet under leases expiring in 2004 divided by total net rentable square feet.

       The following table sets forth scheduled lease expirations for properties owned as of January 1, 2004 for leases executed as of January 1, 2004, assuming no customer exercises renewal options:

		Net		Annualized	Weighted	Weighted Est
		Rentable	Percent of	Rental	Expiring Gross	Avg Market
Year of	Number	Square Feet	Total Net	Amount	Rental Rate Per	Rent Per Net
Lease	of	Expiring	Rentable	Expiring (1)	Net Rentable	Rentable
Expiration	Leases	(in thousands)	Square Feet	(in thousands)	Square Foot (2)	Square Foot (3)
2004	291	1,174	11.2%	$ 21,228	$18.08	$16.87
2005	266	1,767	16.9%	33,263	18.82	17.60
2006	191	1,067	10.2%	21,132	19.82	18.11
2007	141	946	9.0%	17,578	18.58	17.08
2008	140	1,197	11.4%	21,357	17.84	17.56
Thereafter	134	3,058	29.2%	67,401	22.04	21.30
	1,163	9,209	87.9%	$181,959	$19.76	$18.74

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

       Fixed-rate mortgage notes payable total $247,190,000 at December 31, 2003 and are secured by 30 properties in various markets with interest rates ranging from 4.83% to 8.375%.  Maturity dates on these mortgage notes payable range from July 2006 to October 2019 on 14 to 30 year amortizations.  See Note E to the consolidated financial statements.

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

Customers

        The office properties are leased to approximately 1,163 customers, which are in a wide variety of industries including government agencies, banking, professional services (including legal, accounting, and consulting), energy, financial services and telecommunications.  The following table sets forth information concerning the 25 largest customers of the properties owned directly or through joint ventures as of January 1, 2004 (in thousands, except square foot data):

		Annualized		Lease
	Square	Rental		Expiration
Customer	Feet	Revenue (1)	Office Property	Date
Government Services Administration (GSA)	357,552	$ 4,798	(2)	(2)
Regions Financial Corporation	198,441	4,021	Morgan Keegan Tower	09/07
South Carolina State Government	229,618	3,969	Capitol Center	(3)
Nabors Industries/Nabors Corporate Services	170,627	3,560	One Commerce Green	12/05
Cox Enterprises	182,118	3,516	(4)	(4)
Bank of America, NA	274,316	3,366	(5)	(5)
Schlumberger Technology	155,324	2,780	Schlumberger	(6)
Honeywell	142,464	2,658	Honeywell Building	07/08
Progress Energy	133,279	2,390	Central Station	(7)
Boult, Cummings, Conners, & Berry, PLLC	98,813	2,189	Bank of America Plaza	(8)
Lynk Systems, Inc.	105,664	1,977	Falls Pointe	12/09
Akerman, Senterfitt & Eidson, PA	85,165	1,943	Citrus Center	(9)
DHL Airways	98,649	1,914	One Commerce Green	11/05
PGS Tensor Geophysical, Inc.	91,960	1,771	Tensor Building	03/05
MeadWestvaco Corporation	100,457	1,766	Westvaco Building	01/06
First Tennessee Bank, NA	101,671	1,680	First Tennessee Plaza	(10)
Forman, Perry, Watkins, Krutz & Tardy	78,171	1,550	(11)	(11)
United Healthcare Services	169,308	1,513	(12)	(12)
Facility Holdings Corp.	82,444	1,510	Lakewood II	12/16
The Travelers Indemnity Co.	89,934	1,427	(13)	(13)
Viad Corporation	158,222	1,420	Viad Corporate Center	(14)
UBS Warburg	72,289	1,355	(15)	(15)
Young & Rubicam	122,078	1,268	233 North Michigan	(16)
Lennar Homes of Texas	55,643	1,111	550 Greens Parkway	10/09
Federal Express	56,866	1,022	(17)	(17)
	3,411,073	$56,474
Total Rental Square Footage (1)	10,477,169
Total Annualized Rental Revenue (1)	$149,535

(1)    Annualized Rental Revenue represents the gross rental rate (including escalations) per square foot as of January 1, 2004, multiplied by the number of square feet leased by the customer.  Annualized rent for customers in unconsolidated joint ventures is calculated based on Parkway's ownership interest.  However, leased square feet represents 100% of square feet leased through direct ownership or through joint ventures.

(2)    GSA leases 357,552 square feet in 12 properties under separate leases that expire as follows:

		Lease
	Square	Expiration
Office Property	Feet	Date

233 North Michigan	189,316	11/09*
Moorefield I and II	22,810	06/05
One Jackson Place	22,734	07/10
First Tennessee Plaza	22,069	03/08
Carmel Crossing	21,384	05/10
Carmel Crossing	20,618	09/12
Falls Building	20,051	01/13
Greenbrier II	13,971	01/10
Morgan Keegan Tower	8,603	06/13
City Centre	5,471	10/12
Moorefield III	5,370	03/04
Town Point Center	5,155	11/11
	357,552

*Cancellation option in 11/06, limited to 33,609 square feet.

(3)    South Carolina State Government Agencies lease 229,618 square feet and the leases expire as follows:

		Lease
	Square	Expiration
Office Property	Feet	Date
Capitol Center	159,303	06/05*
Capitol Center	60,005	06/09
Capitol Center	10,310	08/04
	229,618

*Cancellation option available every June 30th.

(4)    Cox Enterprises, Inc. leases 182,118 square feet and the leases expire as follows:

		Lease
	Square	Expiration
Office Property	Feet	Date
Peachtree Dunwoody Pavilion	96,757	08/10
Peachtree Dunwoody Pavilion	66,425	12/08
Moorefield I	18,936	06/10
	182,118

(5)    Bank of America, NA leases 274,316 square feet in two properties under separate leases that expire as follows:  180,530 square feet in March 2012 at Bank of America Plaza in Nashville, TN and 93,786 square feet in June 2006 at Bank of America Tower in Columbia, SC.

(6)      Schlumberger Technology leases 155,324 square feet expiring in April 2007 with a cancellation option beginning May 1, 2003.

(7)  Progress Energy leases 133,279 square feet expiring in May 2013.  This lease provides a cancellation option on May 31, 2008, which the customer has exercised.

(8)  Boult, Cummings, Conners & Berry, PLLC leases 98,813 square feet expiring as follows:  79,086 square feet in May 2009 and 19,727 square feet in May 2004.  The lease contains a cancellation option in each of the first three years following June 1, 2004.

(9)  Akerman, Senterfitt & Edison, PA leases 85,165 square feet expiring as follows:  67,979 square feet in December 2005 and 17,186 square feet in March 2008.

(10)  First Tennessee Bank leases 101,671 square feet expiring in September 2014.  The lease contains two, one-time contraction options in October 2006 and October 2008 for approximately 15,000 square feet each.

(11) Forman, Perry, Watkins, Krutz & Tardy ("FPWKT") leases 78,171 square feet expiring as follows:  69,341 square feet in December 2008 in One Jackson Place and 8,830 square feet in July 2009 in 1717 St. James.  Subsequent to January 1, 2004, FPWKT signed a lease for 145,000 square feet in City Centre commencing upon completion of the improvements to the space in the third quarter of 2004.  FPWKT will occupy the space through December 31, 2011, subject to certain termination rights beginning July 31, 2008.  The firm is consolidating employees from two buildings in Jackson, Mississippi and will vacate 69,341 square feet in One Jackson Place.

(12)  United Healthcare Services leases 169,308 square feet expiring as follows:  167,673 square feet in November 2009 in 233 North Michigan with a cancellation option between December 2004 and June 2005; and 1,635 square feet in December 2006 in Cedar Ridge.  Subsequent to January 1, 2004, United Healthcare amended its lease at 233 North Michigan reducing the leased square feet to 134,159 and removing the cancellation option.

(13)  The Travelers Indemnity Co. leases 89,934 square feet expiring as follows:  77,504 square feet in June 2008 in Carmel Crossing and 12,430 square feet in October 2005 in Peachtree Dunwoody Pavilion.

(14)    Viad Corporation leases 158,222 square feet in the Viad Corporate Center under separate leases that expire as follows:  156,364 square feet in August 2011 and 1,858 square feet in April 2005.

 (15)    UBS Warburg leases 72,289 square feet in five properties and the leases expire as follows:

		Lease
	Square	Expiration
Office Property	Feet	Date
Forum II & III	15,320	01/07
Comerica Bank Building	15,317	11/04
Southtrust Bank Building	12,706	09/13
IBM Building	10,401	07/09
IBM Building	9,355	01/11
First Tennessee Plaza	9,190	03/04
	72,289

(16)  Young & Rubicam leases 122,078 square feet expiring in November 2011 with a cancellation option in November 2004.

(17)    Federal Express leases 56,866 square feet in four properties and the leases expire as follows:

		Lease
	Square	Expiration
Office Property	Feet	Date
Forum II & III	53,774	09/08
Morgan Keegan Tower	1,380	08/08
First Tennessee Plaza	950	04/04
City Centre	762	12/06
	56,866

Non-Core Assets

       Since January 1, 1995, Parkway has pursued a strategy of liquidating its non-core assets and using the proceeds from such sales to acquire office properties, pay down short-term debt and repurchase its own stock.  The Company defines non-core assets as all assets other than office and parking properties, which at December 31, 2003 consisted of land and mortgage loans.  The book value of all remaining non-office building real estate assets and mortgage loans, all of which are for sale, was $4,389,000 as of December 31, 2003.  Of this amount, $3,528,000 represents undeveloped land with a carrying cost of approximately $37,000 annually.

ITEM 3.  Legal Proceedings.

       The Company and its subsidiaries are, from time to time, parties to litigation arising from the ordinary course of their business.  Management of Parkway does not believe that any such litigation will materially affect the financial position or operations of Parkway.

 ITEM 4.  Submission of Matters to a Vote of Security Holders.

       None.

 PART II

ITEM 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

       The Company's common stock ($.001 par value) is listed and trades on the New York Stock Exchange under the symbol "PKY".  The number of record holders of the Company's common stock at March 1, 2004, was approximately 2,875.

       As of March 8, 2004, the last reported sales price per common share on the New York Stock Exchange was $47.50.  The following table sets forth, for the periods indicated, the high and low last reported sales prices per share of the Company's common stock and the per share cash distributions paid by Parkway during each quarter.

	Year Ended			Year Ended
	December 31, 2003			December 31, 2002
Quarter Ended	High	Low	Distributions	High	Low	Distributions
March 31	$37.80	$33.37	$ .65	$36.50	$32.05	$ .63
June 30	42.05	37.85	.65	38.25	35.37	.63
September 30	45.22	42.53	.65	37.34	29.93	.65
December 31	45.30	41.30	.65	36.39	31.51	.65
			$2.60			$2.56

       Common stock distributions during 2003 and 2002 ($2.60 and $2.56 per share, respectively) were taxable as follows for federal income tax purposes:

	Year Ended
	December 31
	2003	2002
Ordinary income	$2.32	$2.52
Post May 5, 2003 capital gain	.16	-
Unrecaptured Section 1250 gain	.12	.04
	$2.60	$2.56

       On March 24, 2003, the Company sold 690,000 shares of common stock in a public offering in which Wachovia Securities was the underwriter for net proceeds of $24.3 million or $35.25 per share.  The proceeds were used to purchase Peachtree Dunwoody Pavilion and the Wells Fargo Building in the third quarter of 2003.

       Additionally, through the Company's Dividend Reinvestment and Stock Purchase Plan ("DRIP Plan"), 182,033 common shares were sold during 2003.  Net proceeds received on the issuance of shares were $7,799,000, which equates to an average net price per share of $42.85 at a discount of 2.1%.  The proceeds were used to reduce amounts outstanding under the Company's short-term lines of credit.

       On June 30, 2003, the Company redeemed all 2,650,000 shares of its 8.75% Series A Cumulative Redeemable Preferred Stock at a redemption price of $25 per share or $66.25 million.  The Series A Preferred Stock was previously listed for trading on the New York Stock Exchange under the symbol "PKY PrA", but is no longer outstanding.  All 2,760,000 authorized shares of Series A Preferred Stock have been reclassified back into common stock.  The redemption was funded from proceeds of the Company's June 2003 issuance of Series D Preferred Stock along with a portion of the proceeds from the Company's March 2003 issuance of common stock.  In connection with the redemption of the Series A Preferred Stock, a $2,619,000 non-cash adjustment for original issue costs was recorded in the second quarter of 2003.

       On June 27, 2003, the Company completed the sale of 2,400,000 shares of 8.00% Series D Cumulative Redeemable Preferred Stock with net proceeds to the Company of approximately $58 million.  The proceeds were used to redeem the Company's 8.75% Series A Cumulative Redeemable Preferred Stock.  The Series D Preferred Stock has a $25 liquidation value per share and will be redeemable at the option of the Company on or after June 27, 2008.  The Company's shares of Series D preferred stock are listed on the New York Stock Exchange and trade under the symbol "PKY PrD".

The following table shows the high and low Series D preferred share prices and per share distributions paid for each quarter of 2003 reported by the New York Stock Exchange.

	Year Ended
	December 31, 2003
Quarter Ended	High	Low	Distributions
March 31	$ -	$ -	$ -
June 30	26.60	26.60	.02
September 30	27.00	25.75	.50
December 31	26.75	25.98	.50
			$1.02

       As of March 1, 2004, there were approximately 4 holders of record of the Company's 2,400,000 outstanding shares of Series D preferred stock.  Series A and Series D preferred stock distributions during 2003 and 2002 were taxable as follows for federal income tax purposes:

	Year Ended December 31
	Series A		Series D
	2003	2002	2003	2002
Ordinary income	$ .81	$2.15	$1.01	$ -
Post May 5, 2003 capital gain	.11	-	.01	-
Unrecaptured Section 1250 gain	.08	.04	-	-
	$1.00	$2.19	$1.02	$ -

      In 2001, the Company issued 2,142,857 shares of 8.34% Series B Cumulative Convertible Preferred stock to Rothschild/Five Arrows.  In addition to the issuance of Series B preferred stock, Parkway issued a warrant to Five Arrows to purchase 75,000 shares of the Company's common stock at a price of $35 for a period of seven years.  During 2003, 200,000 shares of Series B preferred stock were converted into 200,000 shares of Parkway common stock.  As of December 31, 2003, there were 1,942,857 shares of Series B preferred stock outstanding.  Dividends of $6,091,000 and $6,257,000 were declared on the stock in 2003 and 2002, respectively.  There is no public market for Parkway's Series B Cumulative Convertible Preferred stock.

Equity Compensation Plans

       The following table sets forth the securities authorized for issuance under Parkway's equity compensation plans as of December 31, 2003:

	(a)	(b)	(c)
Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a)
Equity compensation plans		`
approved by security
holders	726,658	$30.02	286,754

Equity compensation plans
not approved by security
holders
	-	-	-
Total	726,658	$30.02	286,754

       Effective January 1, 2003, the stockholders of the Company approved Parkway's 2003 Equity Incentive Plan that authorized the grant of up to 200,000 equity based awards to employees of the Company.  At present, it is Parkway's intention to grant restricted stock and/or deferred incentive share units instead of stock options to employees of the Company, although the 2003 Plan authorizes various forms of incentive awards, including options.  The Compensation Committee approved the issuance of 142,000 shares of incentive restricted stock to certain officers of the Company in connection with the Value2 plan.  The restricted shares issued in 2003 are valued at $5,092,000, and vest at the end of 7 years or December 31, 2005 if certain goals of the Value2 plan are achieved.  Additionally, 5,246 deferred incentive share units were granted to employees of the Company in 2003.   The deferred incentive share units are valued at $235,000, and vest at the end of 4 years.  Compensation expense related to the restricted stock and deferred incentive share units of $694,000 was recognized in 2003.

 Purchases of Equity Securities

			(c) Total Number of	(d) Maximum Number
	(a) Total Number		Shares (or Units)	of Shares (or Units)
	of Shares	(b) Average Price	Purchased as Part of	That May Yet Be
	(or Units)	Paid Per Share	Publicly Announced	Purchased Under the
Period	Purchased	(or Unit)	Plans or Programs	Plans or Programs
02/07/03	10,830	$33.76	10,830	-

       Since June 1998, the Company has purchased a total of 2,152,423 shares of its common stock, which represents approximately 19.4% of the Company stock outstanding when the buyback program was initiated on June 30, 1998.

 ITEM 6.  Selected Financial Data.

	Year Ended 12/31/03	Year Ended 12/31/02	Year Ended 12/31/01	Year Ended 12/31/00	Year Ended 12/31/99
	(In thousands, except per share data)
Operating Data:
Revenues
Income from office and parking properties	$142,196	$152,442	$135,968	$118,970	$113,161
Other income	3,854	2,818	2,767	3,507	1,120
Total revenues	146,050	155,260	138,735	122,477	114,281
Expenses
Operating expenses:
Office and parking properties	63,362	65,942	57,465	49,397	47,458
Non-core assets	37	34	39	60	112
Interest expense	16,319	19,839	21,828	16,371	15,346
Depreciation and amortization	28,030	27,412	23,788	19,651	17,413
Interest expense on bank notes	3,399	6,647	5,497	6,927	4,104
General and administrative and other	4,592	5,445	5,240	4,689	4,353

Income before gain (loss), minority interest, and
discontinued operations	30,311	29,941	24,878	25,382	25,495
Equity in earnings of unconsolidated joint ventures	2,212	824	62	47	39
Gain (loss) on joint venture interests, real estate
and real estate equity securities	10,661	(2,068)	1,611	9,471	795
Minority interest - unit holders	(3)	(2)	(3)	(4)	(2)

Income before discontinued operations	43,181	28,695	26,548	34,896	26,327
Income from discontinued operations	-	47	-	-	-
Gain on sale of real estate from
discontinued operations	-	770	-	-	-

Net income	43,181	29,512	26,548	34,896	26,327
Original issue costs associated with redemption
of preferred stock	(2,619)	-	-	-	-
Dividends on preferred stock	(5,352)	(5,797)	(5,797)	(5,797)	(5,797)
Dividends on convertible preferred stock	(6,091)	(6,257)	(3,249)	-	-

Net income available to common stockholders	$ 29,119	$ 17,458	$ 17,502	$ 29,099	$ 20,530

Net income per common share:
Basic:
Income before discontinued operations	$ 2.85	$ 1.78	$ 1.87	$ 2.96	$ 2.04
Discontinued operations	-	.09	-	-	-
Net income	$ 2.85	$ 1.87	$ 1.87	$ 2.96	$ 2.04

Diluted:
Income before discontinued operations	$ 2.79	$ 1.75	$ 1.85	$ 2.93	$ 2.01
Discontinued operations	-	.09	-	-	-
Net income	$ 2.79	$ 1.84	$ 1.85	$ 2.93	$ 2.01

Book value per common share (at end of year)	$ 26.09	$ 25.10	$ 25.33	$ 26.51	$ 25.55
Dividends per common share	$ 2.60	$ 2.56	$ 2.45	$ 2.12	$ 1.90
Weighted average shares outstanding:
Basic	10,224	9,312	9,339	9,825	10,083
Diluted	10,453	9,480	9,442	9,926	10,197
Balance Sheet Data:
Office and parking investments, net of
depreciation	$728,695	$706,551	$795,860	$596,109	$625,365
Real estate equity securities	-	-	-	23,281	-
Total assets	802,308	763,937	840,612	655,237	649,369
Notes payable to banks	110,075	141,970	126,044	81,882	86,640
Mortgage notes payable	247,190	209,746	304,985	225,470	214,736
Total liabilities	394,328	387,116	465,031	329,488	328,305
Preferred stock	57,976	66,250	66,250	66,250	66,250
Convertible preferred stock	68,000	75,000	75,000	-	-
Stockholders' equity	407,980	376,821	375,581	325,749	321,064

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation.

Overview

       Parkway is a self-administered and self-managed REIT specializing in the acquisition, operations and leasing of office properties.  The Company is geographically focused on the Southeastern and Southwestern United States and Chicago.  As of March 1, 2004 Parkway owned or had an interest in 59 office properties located in eleven states with an aggregate of approximately 10.7 million square feet of leasable space.  The Company generates revenue primarily by leasing office space to its customers and providing management and leasing services to third-party office property owners (including joint venture interests).  The primary drivers behind Parkway's revenues are occupancy, rental rates and customer retention.

Occupancy.  Parkway's revenues are dependent on the occupancy of its office buildings.  As a result of job losses and over supply of office properties in some markets, vacancy rates have increased nationally and in Parkway's markets.  The office sector currently is experiencing the highest vacancies in a decade.  As of January 1, 2004, occupancy of Parkway's office portfolio was 87.9% compared to 91.1% as of October 1, 2003 and 92.3% as of January 1, 2003.  Not included in the January 1, 2004 occupancy rate are 30 signed leases totaling 242,000 square feet, which commence during the first through fourth quarter of 2004 and raise our percentage leased to 90.4%.  To combat rising vacancy, Parkway utilizes innovative approaches to produce new leases.  These include as the Broker Bill of Rights, a short-form lease and customer advocacy programs which are models in the industry and have helped the Company maintain occupancy around 90% during a time when the national occupancy rate is approximately 83%.  Parkway projects occupancy ranging from 87% to 91% in 2004 for its office properties.

Rental Rates.  An increase in vacancy rates has the effect of reducing market rental rates.  Parkway's leases typically have three to seven year terms.  As leases expire, the Company replaces the existing leases with new leases at the current market rental rate, which, in today's economy, is often lower than the existing lease rate.  Customer retention is increasingly important in controlling costs and preserving revenue.

Customer Retention.  Keeping our existing customers is important as high customer retention leads to increased occupancy, less downtime between leases, and reduced tenant improvement and leasing costs.  Parkway estimates that it costs six times more to replace an existing customer with a new one.  This ratio represents the sum of downtime on the space plus leasing costs, which rise as market vacancies increase.  Therefore, Parkway focuses a great deal of energy on customer retention.  Parkway's operating philosophy is based on the premise that we are in the customer retention business.  Parkway seeks to retain its customers by continually focusing on operations at its office properties.  The Company believes in providing superior customer service; hiring, training, retaining and empowering each employee; and creating an environment of open communication both internally and externally with our customers and our stockholders.  Over the past seven years, Parkway maintained an approximate 75% customer retention rate.  Parkway's customer retention for the year ending December 31, 2003 was 58.1% compared to 71.3% for the year ending December 31, 2002.

       In 2003, customer retention was below the Company's historical average primarily as a result of the loss of two major customers effective December 31, 2003:  Burlington Industries, which occupied 137,000 square feet at 400 North Belt in Houston, Texas and Skytel, a subsidiary of MCI/WorldCom, Inc. ("WorldCom"), which occupied 156,000 square feet at the Skytel Centre in Jackson, Mississippi.   The Company received approximately $2,314,000 annually in total revenue ($1,300,000 after expenses) from Burlington and $2,500,000 annually in total revenue ($1,800,000 after expenses) from WorldCom.  Due to the loss of these two major customers, we anticipate that 2004 income from office and parking properties will decrease until such time as the vacant space can be leased.

       Subsequent to December 31, 2003, the Company signed four leases for 66,000 square feet within the former Burlington space at 400 North Belt.  Also subsequent to December 31, 2003, the Company announced the renaming of the Skytel Centre to City Centre, the signing of leases which raise the City Centre building occupancy to approximately 92% and the development of a $6.5 million, 500-space parking facility to accommodate building customers.  The largest lease at City Centre was signed with Forman Perry Watkins Krutz & Tardy LLP for 145,000 square feet, commencing upon completion of the improvements to the space in the third quarter of 2004.  Forman Perry will occupy the space through December 31, 2011, subject to certain termination rights beginning July 31, 2008.  The firm is consolidating employees from two buildings in Jackson and will vacate approximately 70,000 square feet in One Jackson Place, another Parkway-owned asset.  The other large new customers at City Centre include Entergy Mississippi, Inc. and Ross & Yerger, which leased 19,500 and 14,500 square feet, respectively.

Strategic Planning.  For many years, Parkway has been engaged in a process of strategic planning and goal setting.  The material goals and objectives of Parkway's earlier strategic plans have been achieved, and benefited Parkway's stockholders through increased FFO and dividend payments per share.  Effective January 1, 2003, the Company adopted a three-year strategic plan referred to as Value2 (Value Square).  This plan reflects the employees' commitment to create value for its shareholders while holding firm to the core values as espoused in the Parkway Commitment to Excellence.  The Company plans to create value by Venturing with best partners, Asset recycling, Leverage neutral growth, Uncompromising focus on operations and providing an Equity return to its shareholders that is 10% greater than that of its peer group, the National Association of Real Estate Investment Trusts ("NAREIT") office index.  Equity return is defined as growth in funds from operations ("FFO") per diluted share.

The highlights of 2003 reflect the strategy set forth in Value2 as described below:

  Venture with Best Partners.  During 2003 we sold joint venture interests in three office properties.  Parkway continues to evaluate its existing portfolio for joint venture candidates and anticipates joint venturing more properties, as well as purchasing new properties with the intention of joint venturing them.

  Asset Recycling.  The Company sold one office property, while maintaining a 10-year non-cancelable management contract, and a three-acre parcel of land.  Using the proceeds from the joint ventures, property sales and stock offerings, Parkway purchased four buildings totaling $125 million.

  Leverage Neutral Growth.  Parkway began 2003 with a debt to total market capitalization of 45% and operated most of the year well below 40%.  The decrease in debt to total market capitalization is a result of timing delays in reinvesting proceeds from joint ventures, asset sales and stock offerings.  Once all of these funds have been reinvested, the Company anticipates that the debt to total market capitalization will average around 45% for the three years of Value2.  During 2003, we closed four mortgages for approximately $100 million, issued 690,000 common shares for a net $24 million, redeemed 2,650,000 shares of 8.75% Series A Preferred stock and issued 2.4 million shares of 8.0% Series D Preferred stock.

  Uncompromising Focus on Operations.  Recognizing that in this difficult real estate environment, operating efficiently and consistently is more important than ever,  Parkway implemented the Uncompromising Focus on Operations ("UFO") program in the first quarter of 2003, whereby Parkway's Customer Advocate grades each property in all areas of consistency and high standards.  This is done in conjunction with the Customer Advocate interviews with each customer each year.  Parkway continues to focus on the basics of our business:  customer retention, leasing, and controlling operating expenses and capital expenditures, to maintain our occupancy, which have the effect of maintaining and increasing revenues.

  Equity Returns to Shareholders 10% Greater than the NAREIT Office Index.  Parkway is one-third of the way through the Value2 plan and achieved this financial goal for the first year of the plan.  FFO growth for the first twelve months of Value2 was negative 1.1% for the Company, which exceeded the FFO growth of the NAREIT Office Index by more than 10%.

Financial Condition

 Comments are for the balance sheet dated December 31, 2003 compared to the balance sheet dated December 31, 2002.

       Office and Parking Properties.   In 2003, Parkway continued the application of its strategy of operating and acquiring office properties, joint venturing interests in office assets, as well as liquidating non-core assets and office assets that no longer meet the Company's investment criteria and/or the Company has determined value will be maximized by selling.  During the year ended December 31, 2003, the Company purchased four office properties, sold one office property, sold land and sold two joint venture interests.  Total assets increased $38,371,000, and office and parking properties (before depreciation) increased $38,168,000 or 4.7%.

 Purchases and Improvements

       Parkway's direct investment in office and parking properties increased $22,144,000 net of depreciation, to a carrying amount of $728,695,000 at December 31, 2003 and consisted of 54 operating properties.  During the year ending December 31, 2003, Parkway purchased four office properties as follows (in thousands):

			Date	Purchase
Office Property	Location	Square Feet	Purchased	Price
Citrus Center*	Orlando, FL	258	02/11/03	$ 32,000
Peachtree Dunwoody Pavilion	Atlanta, GA	366	08/28/03	40,000
Wells Fargo Building	Houston, TX	135	09/12/03	12,000
Carmel Crossing	Charlotte, NC	324	11/24/03	41,000
Total		1,083		$125,000

*Parkway assumed a $19,665,000 first mortgage with a 7.91% interest rate as part of the Citrus Center purchase.  The mortgage note payable has been recorded at $21,153,000 to reflect it at fair value based on Parkway's incremental borrowing rate of 6.00% as of the date of purchase.

       During the year ending December 31, 2003, the Company capitalized building improvements and additional purchase expenses of $20,742,000 and recorded depreciation expense of $25,037,000 related to its office and parking properties.

Dispositions

On August 1, 2003, the Company sold its investment in the BB&T Financial Center in Winston-Salem, North Carolina to Cabot Investment Properties for $27.5 million plus the assumption of future tenant improvements of approximately $500,000.  Parkway Realty Services continues to manage and lease the property under a ten-year management agreement and recognized an acquisition fee of $186,000.  The Company recorded a gain on this sale of $5,020,000.  The taxable gain from this sale was deferred through a Section 1031 like-kind exchange and accordingly, no special dividend of capital gain was required.  The sales proceeds were used to purchase the Peachtree Dunwoody Pavilion.  In connection with the sale, the Company paid $11,201,000 toward the early extinguishment of the 7.31% mortgage secured by the BB&T Financial Center.

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

       Investment in Unconsolidated Joint Ventures.  In accordance with the Company's three-year strategic plan, Value2, Parkway is committed to forming joint ventures with best partners for the purpose of acquiring office assets in the Southeastern and Southwestern United States and Chicago.  Parkway will operate, manage and lease the properties on a day-to-day basis, provide acquisition and construction management services to the joint venture, and receive fees for providing these services.   The joint venture partner will provide 70 to 80% of the joint venture capital, with Parkway to provide the balance. In 2003, investment in unconsolidated joint ventures increased $4,386,000 or 28.0%.  The primary reason for the increase is the result of Parkway entering into two joint venture agreements with respect to three office properties.  See detailed information regarding the 2003 joint venture transactions under the caption "Joint Ventures" appearing in Item 1. "Business".  The 2003 joint venture transactions are summarized in the following table (in thousands).

	Interest		Square	Date	Gross Sales
Property	Sold	Location	Feet	Sold	Price
Viad Corporate Center	70%	Phoenix, AZ	482	03/06/03	$42,000
IBM Building/River Oaks Place	80%	Jackson, MS	170	05/28/03	13,200
					$55,200

       Land Available for Sale.  At December 31, 2003, non-core assets, other than mortgage loans, totaled $3,528,000.  During the year ended December 31, 2002, the Company recorded an impairment loss of $205,000 on 11.856 acres of land in New Orleans, Louisiana.  After recording the write down, the carrying value corresponds with the net realizable value of the land, based on market research and comparable sales in the area.  The Company expects to continue its efforts to liquidate its remaining non-core assets.

       Interest, Rents Receivable and Other Assets.  Interest, rents receivable and other assets increased $13,045,000 for the year ending December 31, 2003.  The increase is primarily attributable to the increase in intangible assets due to the purchase of office properties in 2003.  The increase in intangible assets represents the portion of the purchase price attributable to above or below market in-place leases, lease costs and value of in-place leases.  In 2003, the total purchase price allocated to above or below market in-place leases, lease costs and the value of in-place leases was $10 million.  Parkway accounts for its acquisitions of real estate in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations," which requires the fair value of the real estate acquired to be allocated to acquired tangible and intangible assets.

       Notes Payable to Banks. Notes payable to banks decreased $31,895,000 or 22.5% for the year ending December 31, 2003.  The decrease is primarily attributable to proceeds from the 2003 joint ventures used to reduce amounts outstanding under the Company's lines of credit.  We anticipate that the outstanding balance under the Company's lines of credit will increase as the funds from the joint ventures are invested in new operating properties.  At December 31, 2003, notes payable to banks totaled $110,075,000 and resulted primarily from advances under bank lines of credit to purchase additional properties and to make improvements to office properties.

       Mortgage Notes Payable Without Recourse.   Mortgage notes payable without recourse increased $37,444,000 or 17.9% during the year ending December 31, 2003, as a result of the following (in thousands):

Increase
(Decrease)
Assumption of first mortgage on Citrus Center purchase	$ 21,153
Placement of mortgage debt	42,800
Scheduled principal payments	(11,005)
Principal paid on early extinguishment of debt	(15,422)
Market value adjustment on reverse swap
interest rate contract	(82)
$ 37,444

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

       On December 18, 2003, the Company closed a $24,000,000 non-recourse first mortgage secured by three properties in Houston, Texas.  The mortgage, which is interest only for the first year, has a fixed interest rate of 4.83% with a 5-year term and a 25-year amortization.  Proceeds from the mortgage were used to reduce amounts outstanding under the Company's lines of credit, pending future reinvestment in operating properties.

       The Company expects to continue seeking fixed-rate, non-recourse mortgage financing with maturities from five to ten years typically amortizing over 25 to 30 years on select office building investments as additional capital is needed.  The Company targets a debt to total market capitalization rate at a percentage in the mid-40's.  This rate may vary at times pending acquisitions, sales and/or equity offerings.  In addition, volatility in the price of the Company's common stock may affect the debt to total market capitalization ratio.  However, over time the Company plans to maintain a percentage in the mid-40's.  In addition to this debt ratio, the Company monitors interest and fixed charge coverage ratios.  The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization ("EBITDA").    The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA.

The computation of the interest and fixed charge coverage ratios and the reconciliation of net income to EBITDA are as follows for the year ended December 31, 2003 and 2002 (in thousands):

	Year Ended
	December 31
	2003	2002
Net income	$ 43,181	$ 29,512
Adjustments to net income:
Interest expense	18,860	24,821
Amortization of financing costs	858	832
Prepayment expenses - early extinguishment of debt	-	833
Depreciation and amortization	28,030	27,434
Amortization of deferred compensation	694	2,190
(Gain) loss on sale of joint venture interests and real estate	(10,661)	1,298
Tax expenses	5	(23)
EBITDA adjustments - unconsolidated joint ventures	5,455	2,550
EBITDA (1)	$ 86,422	$ 89,447

Interest coverage ratio:
EBITDA	$ 86,422	$ 89,447
Interest expense:
Interest expense	$ 18,860	$ 24,821
Interest expense - unconsolidated joint ventures	2,796	1,353
Total interest expense	$ 21,656	$ 26,174
Interest coverage ratio	3.99	3.42

Fixed charge coverage ratio:
EBITDA	$ 86,422	$ 89,447
Fixed charges:
Interest expense	$ 21,656	$ 26,174
Preferred dividends	11,443	12,054
Preferred distributions - unconsolidated joint ventures	499	314
Principal payments (excluding early extinguishment of debt)	11,005	10,965
Principal payments - unconsolidated joint ventures	573	320
Total fixed charges	$ 45,176	$ 49,827
Fixed charge coverage ratio	1.91	1.80

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

Stockholders' Equity.  Stockholders' equity increased $31,159,000 or 8.3% during the year ended December 31, 2003 as a result of the following (in thousands):

Increase
(Decrease)
Net income	$ 43,181
Change in market value of interest rate swap	170
Comprehensive income	43,351

Common stock dividends declared	(26,619)
Preferred stock dividends declared	(5,352)
Convertible preferred stock dividends declared	(6,091)
Exercise of stock options	6,079
Shares issued - stock offerings	82,156
Shares issued - Directors' fees	76
Restricted shares and deferred incentive share units issued	5,328
Unearned compensation	(5,328)
Amortization of unearned compensation	694
Redemption of preferred stock	(66,250)
Shares contributed to deferred compensation plan	(4,321)
Purchase of Company stock	(366)
Shares issued through DRIP plan	7,799
Shares issued - employee excellence recognition program	3
$ 31,159

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

        On June 30, 2003, the Company redeemed all 2,650,000 shares of its 8.75% Series A Cumulative Redeemable Preferred Stock at a redemption price of $25 per share or $66.25 million.  The Series A Preferred Stock is no longer outstanding and all 2,760,000 authorized shares of Series A Preferred Stock have been reclassified back into common stock.  The redemption was funded from proceeds of the Company's June 2003 issuance of Series D Preferred Stock along with a portion of the proceeds from the Company's March 2003 issuance of common stock.  In connection with the redemption of the Series A Preferred Stock, a $2,619,000 non-cash adjustment for original issue costs was recorded in the second quarter in 2003.

During the third quarter of 2003, 200,000 shares of 8.34% Series B Cumulative Convertible Preferred Stock were converted into 200,000 shares of common stock.  As of December 31, 2003, there were 1,942,857 shares of Series B Convertible Preferred Stock outstanding.

Through the Company's Dividend Reinvestment and Stock Purchase Plan ("DRIP Plan"), 182,033 common shares were sold during 2003.  Net proceeds received on the issuance of shares were $7,799,000, which equates to an average net price per share of $42.85 at a discount of 2.1%.  The proceeds were used to reduce amounts outstanding under the Company's short-term lines of credit.

Results of Operations

 Comments are for the year ended December 31, 2003 compared to the year ended December 31, 2002.

       Net income available for common stockholders for the year ended December 31, 2003 was $29,119,000 ($2.85 per basic common share) as compared to $17,458,000 ($1.87 per basic common share) for the year ended December 31, 2002.  Net income for the year ending December 31, 2003 included a gain from the sale of two joint venture interests, an office property and land in the amount of $10,661,000.  Net income for the year ending December 31, 2002 included a net loss of $1,298,000, which was attributable to the sale of a joint venture interest, an office property, an impairment loss on an office property and an impairment loss on land.

        Operating Properties.  The primary reason for the change in the Company's net income from office and parking properties for 2003 as compared to 2002 is the net effect of the operations of the following properties purchased, properties sold and joint venture interests sold (in thousands):

Properties Purchased:

Office Properties	Purchase Date	Square Feet
The Park on Camelback	05/22/02	103
Viad Corporate Center	05/31/02	482
5300 Memorial	06/05/02	154
Town & Country Central One	06/05/02	148
1717 St. James Place	06/05/02	110
Citrus Center	02/11/03	258
Peachtree Dunwoody Pavilion	08/28/03	366
Wells Fargo Building	09/12/03	135
Carmel Crossing	11/24/03	324

Properties Sold:

Office Property	Date Sold	Square Feet
Corporate Square West	05/31/02	96
BB&T Financial Center	08/01/03	240

Joint Venture Interests Sold:

Office Property/Interest Sold	Date Sold	Square Feet
233 North Michigan/70%	05/30/02	1,070
Viad Corporate Center/70%	03/06/03	482
IBM Building & River
Oaks Place/80%	05/28/03	170

       Operations of office and parking properties are summarized below (in thousands):

	Year Ended December 31
	2003	2002
Income	$142,196	$152,442
Operating expense	(63,362)	(65,942)
	78,834	86,500
Mortgage interest expense	(16,319)	(19,839)
Depreciation and amortization	(28,030)	(27,412)
Income from office and parking properties	$ 34,485	$ 39,249

       Equity in Earnings of Unconsolidated Joint Ventures and Management Company Income.  Equity in earnings of unconsolidated joint ventures increased $1,388,000 for the year ending December 31, 2003 compared to the year ending December 31, 2002.  This increase is attributable to the formation of the Viad Joint Venture and the Jackson Joint Venture in 2003 and the 233 North Michigan Avenue joint venture in 2002.  Under the terms of the joint venture agreements, Parkway continues to provide management and leasing services for the buildings on a day-to-day basis.  The increase in management company income of $939,000 for the year ended December 31, 2003 compared to 2002 is primarily due to the fees earned from providing management and leasing services to the joint ventures.  Under Parkway's three-year strategic plan, Value2, Parkway will continue to pursue joint venture opportunities with best partners while maintaining the management and leasing of the properties on a day-to-day basis.

       Interest Expense.  The $3,520,000 decrease in interest expense on office properties in 2003 compared to 2002 is primarily due to the net effect of the early extinguishment of one mortgage in 2003 and three mortgages in 2002, the transfer of a mortgage note payable to the 233 North Michigan Avenue joint venture in 2002 and new loans placed or assumed in 2003 and 2002.  The average interest rate on mortgage notes payable as of December 31, 2003 and 2002 was 6.9% and 7.4%, respectively.

       The $3,248,000 decrease in interest expense on bank notes for the year ending December 31, 2003 compared to the year ending December 31, 2002 is primarily due to the decrease in the weighted average interest rate on bank lines of credit from 4.7% during 2002 to 2.8% during 2003.  Additionally, the average balance of bank borrowings decreased from $127 million in 2002 to $96 million in 2003.  The decrease in bank borrowings is primarily attributable to proceeds from the 2003 joint ventures used to reduce amounts outstanding under the Company's lines of credit.  We anticipate that the outstanding balance under the Company's lines of credit will increase as the funds from the joint ventures are invested in new operating properties.

       General and Administrative Expense.  General and administrative expense decreased $828,000 for the year ending December 31, 2003 compared to the same period in 2002.  The net decrease is primarily due to the decrease in amortization of unearned compensation expense pertaining to the Company's restricted stock shares.  Due to Parkway's achievement of the 5 in 50 Plan in 2002, the restricted shares granted were fully amortized in 2002.  In 2003, the stockholders approved the issuance of 142,000 shares of restricted stock to certain officers of the Company in connection with the Value2 plan.  The restricted shares issued in 2003 are valued at $5,092,000, and the vesting period for the stock is 7 years or 36 months if the goals of the Value2 plan are achieved.

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

       Operating Properties.  The primary reason for the change in the Company's net income from office and parking properties for 2002 as compared to 2001 is the net effect of the operations of the following properties purchased, properties sold or joint venture interest sold (in thousands):

Properties Purchased:

		Square
Office Properties	Purchase Date	Feet
-----------------------	-------------------	-----------
233 North Michigan..........................................................................	06/22/01	1,070
550 Greens Parkway.......................................................................... ..............................................................................................................	10/01/01	72
Bank of America Plaza......................................................................	12/20/01	418
The Park on Camelback....................................................................	05/22/02	103
Viad Corporate Center......................................................................	05/31/02	482
5300 Memorial.................................................................................... ..............................................................................................................	06/05/02	154
Town & Country Central One.........................................................	06/05/02	148
1717 St. James Place..........................................................................	06/05/02	110

Properties Sold:

		Square
Office Properties	Date Sold	Feet
-----------------------	-------------	-----------
Vestavia...............................................................................................	03/30/01	75
Corporate Square West.....................................................................	05/31/02	96

Joint Venture Interest Sold:

		Square
Office Property/Interest Sold	Date Sold	Feet
---------------------------------------	---------------	-----------
233 North Michigan/70%.................................................................	05/30/02	1,070

       Operations of office and parking properties are summarized below (in thousands):

	Year Ended December 31
	--------------------------------------
	2002	2001
	-----------------	----------------
Income...............................................................................................	$152,442	$135,968
Operating expense...........................................................................	(65,942)	(57,465)
	-------------	-------------
	86,500	78,503
Mortgage interest expense.............................................................	(19,839)	(21,828)
Depreciation and amortization.......................................................	(27,412)	(23,788)
	-------------	-------------
Income from office and parking properties..................................	$ 39,249	$ 32,887
	======	======

       Dividend Income.  Dividend income decreased $495,000 for the year ending December 31, 2002 compared to the year ending December 31, 2001.  The decrease is due to the Company's sale of all real estate equity securities held through the REIT Significant Value Program ("RSVP") during the first quarter of 2001.  Although we currently have no RSVP investments, we will continue to pursue opportunities in the public market in accordance with the RSVP Plan as conditions warrant.

       Equity in Earnings of Unconsolidated Joint Ventures.  Equity in earnings of unconsolidated joint ventures increased $762,000 for the year ending December 31, 2002 compared to the year ending December 31, 2001.  This increase is attributable to Parkway's 30% interest in the Chicago Joint Venture in 2002.  Under the terms of the joint venture agreement with Investcorp, Parkway continues to provide management and leasing services for the Chicago Joint Venture on a day-to-day basis.  This also accounts for the $352,000 increase in management company income in 2002 compared to 2001.  Under Parkway's three-year strategic plan, Value2, Parkway will continue to pursue joint venture opportunities with best partners while maintaining the management and leasing of the properties on a day-to-day basis.

       Interest Expense.  The $1,520,000 decrease in interest expense on office properties in 2002 compared to 2001 is primarily due to the net effect of the early extinguishment of mortgage notes payable, the transfer of a mortgage note payable to the Chicago Joint Venture and new loans placed in 2002 and 2001.  The average interest rate on mortgage notes payable as of December 31, 2002 and 2001 was 7.4%.

       The $1,150,000 increase in interest expense on bank notes for the year ending December 31, 2002 compared to the year ending December 31, 2001 is primarily due to the increase in the average balance of borrowings outstanding under bank lines of credit from $74,194,000 during 2001 to $127,107,000 during 2002.  In addition, weighted average interest rates on bank lines of credit decreased from 6.4% during 2001 to 4.7% during 2002.

       General and Administrative Expense.  General and administrative expenses were $5,029,000 and $4,861,000 for the years ending December 31, 2002 and 2001, respectively.  The net increase of $168,000 is primarily attributable to a few factors.  Due to Parkway's achievement of the 5 in 50 Plan, the restricted shares granted were fully amortized as of December 31, 2002.  Therefore, amortization expense of restricted stock grants increased in 2002 by $917,000.  Parkway will continue to utilize restricted share grants as incentive compensation for its new three-year strategic plan, Value2.

       In 2002, Parkway settled a lawsuit dating back to the early 1990's relating to management of our headquarters building, One Jackson Place, located in Jackson, Mississippi.  The settlement resulted in a $312,000 increase to 2002 general and administrative expense.  We do not anticipate any further costs associated with this matter.

       Finally, increased intercompany management fee income of $945,000 for 2002 compared to 2001 resulted in a decrease in general and administrative expense in 2002.  We define intercompany management fee income as management fees earned on Parkway owned assets.  Intercompany management fee income is recorded as a reduction of general and administrative expense.

Liquidity and Capital Resources

        Statement of Cash Flows.  Cash and cash equivalents were $468,000 and $1,594,000 at December 31, 2003 and December 31, 2002, respectively.   The Company generated $51,170,000 in cash flows from operating activities during the year ended December 31, 2003 compared to $62,816,000 for the same period of 2002.  The Company used $28,417,000 in investing activities during the year ended December 31, 2003.  Proceeds from the sale of land, the BB&T Financial Center, the Viad Joint Venture interest and the Jackson Joint Venture interest were $97,433,000 and the Company used $106,258,000 to purchase four office properties.  The Company also spent $22,199,000 to make capital improvements at its office properties.  Cash dividends of $37,946,000 ($2.60 per common share, $1.00 per Series A preferred share, $2.92 per Series B preferred share and $1.02 per Series D preferred share) were paid to stockholders.  The Company received net proceeds of $82,155,000 from the sale of 690,000 shares of common stock and 2,400,000 shares of 8.00% Series D Preferred Stock and spent $66,250,000 to redeem 2,650,000 shares of Series A Preferred Stock during the year ended December 31, 2003.  Proceeds from long-term financing were $42,800,000, scheduled principal payments were $11,005,000 and principal payments on the early extinguishment of debt were $15,422,000 on mortgage notes payable during the year ending December 31, 2003.

       Liquidity.  The Company plans to continue pursuing the acquisition of additional investments that meet the Company's investment criteria in accordance with the strategies outlined under "Item 1. Business" and intends to use bank lines of credit, proceeds from the sale of non-core assets and office properties, proceeds from the sale of portions of owned assets through joint ventures, possible sales of securities and cash balances to fund those acquisitions.  At December 31, 2003, the Company had $110,075,000 outstanding under two bank lines of credit and a term loan.

       The Company's cash flows are exposed to interest rate changes primarily as a result of its lines of credit used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations.  The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  To achieve its objectives, the Company borrows at fixed rates, but also utilizes a three-year unsecured revolving credit facility and a one-year unsecured line of credit.  At December 31, 2003, Parkway had a three-year $135 million unsecured revolving credit facility with a consortium of 13 banks with JPMorgan Chase Bank serving as the lead agent (the "$135 million line"), a $20 million unsecured one-year term loan facility with JP Morgan Chase Bank as administrative agent and other banks as participants (the "Term Loan") and a $15 million unsecured line of credit with PNC

Bank (the "$15 million line").  The interest rates on the lines of credit and the Term Loan were equal to the 30-day LIBOR rate plus 112.5 to 137.5 basis points, depending upon overall Company leverage.  The weighted average interest rate on the $135 million line, the Term Loan and the $15 million line was 2.6% at December 31, 2003.

       On February 6, 2004, Parkway entered into a Credit Agreement with a consortium of 11 banks with Wachovia Capital Markets, LLC as Sole Lead Arranger and Sole Book Runner, Wachovia Bank, National Association as Administrative Agent, PNC Bank, National Association as Syndication Agent, and other banks as participants.  The Credit Agreement provides for a three-year $170 million unsecured revolving credit facility (the "$170 million line").  The $170 million line will replace the $135 million line and the Term Loan.  The interest rate on the $170 million line is equal to the 30-day LIBOR rate plus 100 to 132.5 basis points, depending upon overall Company leverage.

       The $170 million line matures February 6, 2007 and allows for a one-year extension option available at maturity.  The line is expected to fund acquisitions of additional investments and has a current interest rate of LIBOR rate plus 117.50 basis points.  The Company paid a facility fee of $170,000 (10 basis points) and origination fees of $556,000 (32.71 basis points) upon closing of the loan agreement and pays an annual administration fee of $35,000.  The Company also pays fees on the unused portion of the line based upon overall Company leverage, with the current rate set at 12.5 basis points.

       On February 6, 2004, Parkway also amended and renewed the $15 million line.  This line of credit matures February 4, 2005, is unsecured and is expected to fund the daily cash requirements of the Company's treasury management system.  The $15 million line has a current interest rate equal to the 30-day LIBOR rate plus 117.5 basis points.  The Company paid a facility fee of $15,000 (10 basis points) upon closing of the loan agreement.  Under the $15 million line, the Company does not pay annual administration fees or fees on the unused portion of the line.

       The Company's interest rate hedge contract as of December 31, 2003 is summarized as follows (in thousands):

Type of	Notional	Maturity		Fixed	Fair
Hedge	Amount	Date	Reference Rate	Rate	Market Value
Reverse Swap	$ 4,917	07/15/06	1-Month LIBOR + 3.455%	8.08%	$243

       The effect of the reverse swap is to convert a fixed rate mortgage note payable to a variable rate.  The Company does not hold or issue this type of derivative contracts for trading or speculative purposes.

       Effective February 24, 2004, the Company entered into a $60 million interest rate swap agreement with  Union Planters Bank effectively locking the LIBOR rate on this portion of outstanding unsecured, floating rate bank debt at 1.293%, which equates to a current interest rate of 2.468%.  The agreement matures December 31, 2004.

       At December 31, 2003, the Company had $247,190,000 of non-recourse fixed rate mortgage notes payable with an average interest rate of 6.9% secured by office properties and $110,075,000 drawn under bank lines of credit and the Term Loan.  Parkway's pro rata share of unconsolidated joint venture debt was $45,902,000 with an average interest rate of 6.4% at December 31, 2003.  Based on the Company's total market capitalization of approximately $978,797,000 at December 31, 2003 (using the December 31, 2003 closing price of $41.60 per common share), the Company's debt represented approximately 41.2% of its total market capitalization.  The Company targets a debt to total market capitalization rate at a percentage in the mid-40's.  This rate may vary at times pending acquisitions, sales and/or equity offerings.  In addition, volatility in the price of the Company's common stock may affect the debt to total market capitalization ratio.  However, over time the Company plans to maintain a percentage in the mid-40's.  In addition to this debt ratio, the Company also monitors interest and fixed charge coverage ratios.  The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization.  This ratio for the year ending December 31, 2003 and 2002 was 3.99 and 3.42 times, respectively.  The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to earnings before interest, taxes, depreciation and amortization.  This ratio for the year ending December 31, 2003 and 2002 was 1.91 and 1.80 times, respectively.

       The table below presents the principal payments due and weighted average interest rates for the fixed rate debt.

	Average	Fixed Rate Debt
	Interest Rate	(In thousands)
2004	6.84%	$ 11,319
2005	6.82%	12,635
2006	6.77%	17,646
2007	6.82%	31,754
2008	6.73%	55,892
Thereafter	7.50%	117,944
Total		$247,190

Fair value at 12/31/03		$259,408

       The Company presently has plans to make additional capital improvements at its office properties in 2004 of approximately $34 million.  These expenses include tenant improvements, capitalized acquisition costs and capitalized building improvements.

Approximately $7 million of these improvements relate to upgrades on properties acquired in recent years that were anticipated at the time of purchase.  All such improvements are expected to be financed by cash flow from the properties and advances on the bank lines of credit.

       Subsequent to December 31, 2003, the Company signed a lease at City Centre in Jackson, Mississippi with Forman Perry Watkins Krutz & Tardy LLP for 145,000 square feet, commencing upon completion of $3.2 million in improvements to the space in the third quarter of 2004. Additionally, Parkway committed to the development of a $6.5 million, 500-space parking facility to accommodate the building customers at City Centre.  Parkway anticipates utilizing its current cash balance, operating cash flows and borrowings under the working capital line of credit to fund the $3.2 million in improvements.  The construction of the garage will be financed with a construction loan, which will bear interest at a rate equal to the 30-day LIBOR rate plus 125 basis points.

       The Company anticipates that its current cash balance, operating cash flows, proceeds from the sale of office properties, proceeds from the sale of portions of owned assets through joint ventures, possible sales of securities and borrowings (including borrowings under the working capital line of credit) will be adequate to pay the Company's (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders, (iv) capital improvements, and (v) normal repair and maintenance expenses at its properties both in the short and long term.

 Off-Balance Sheet Arrangements

       At December 31, 2003, we had the following off-balance sheet arrangements:  (1) a non-controlling 30% interest in Parkway 233 North Michigan, LLC, a real estate joint venture; (2) a non-controlling 30% interest in Phoenix OfficeInvest, LLC, a real estate joint venture; (3) a non-controlling 20% interest in Parkway Joint Venture, LLC, a real estate joint venture; (4) a non-controlling 50% interest in Wink/Parkway Partnership, a real estate joint venture; and (5) a non-controlling .075% interest in Moore Building Associates, LP ("MBALP"), a real estate joint venture.

       The above real estate joint ventures own and operate office properties in Chicago, Illinois; Phoenix, Arizona; Jackson, Mississippi; New Orleans, Louisiana; and Memphis, Tennessee, respectively.  Parkway manages all ventures on a day-to-day basis with the exception of the Wink/Parkway Partnership.  We account for our interest in these joint ventures using the equity method of accounting.

       Parkway has a less than 1% ownership interest in MBALP and acts as the managing general partner.  MBALP is primarily funded with financing from a third party lender, which is secured by a first lien on the rental property of the partnership.  The creditors of MBALP do not have recourse to the Company.  In acting as the general partner, the Company is committed to providing additional funding to meet partnership operating deficits up to an aggregate amount of $1 million.  At December 31, 2003, the Company's aggregate net investment in the partnership was $6 million.  These amounts represent the Company's maximum exposure to loss at December 31, 2003 as a result of its involvement with MBALP.

       The following information summarizes the financial position at December 31, 2003 for the investments in which we held an interest at December 31, 2003 (in thousands):

		Mortgage		Parkway's
Summary of Financial Position	Total Assets	Debt (1)	Total Equity	Investment
Parkway 233 North Michigan, LLC	$184,813	$102,002	$73,757	$14,963
Phoenix OfficeInvest, LLC	62,526	42,500	17,978	4,577
Parkway Joint Venture, LLC	17,318	11,442	5,442	31
Wink/Parkway Partnership	1,440	526	910	455
MBALP (2)	25,959	13,822	3,960	5,926
				$25,952

        (1)  The mortgage debt, all of which is non-recourse, is collateralized by the individual real estate property or properties within each venture, the net book value of which totaled $273 million at December 31, 2003.  Parkway's proportionate share of the non-recourse mortgage debt totaled $46 million at December 31, 2003.

        (2)  Parkway's net investment in MBALP is in the form of a note receivable and bears interest at 13%.

       The following information summarizes the results of operations for the year ended December 31, 2003 for investments which impacted our 2003 results of operations (in thousands):

	Total	Net	Parkway's Share
Summary of Operations	Revenue	Income	of Net Income
Parkway 233 North Michigan, LLC	$34,082	$4,585	$1,375
Phoenix OfficeInvest, LLC	9,697	2,269	681
Parkway Joint Venture, LLC	1,644	418	83
Wink/Parkway Partnership	305	146	73
MBALP	4,254	40	-
			$2,212

Contractual Obligations

        We have contractual obligations including mortgage notes payable and lease obligations.  The table below presents total payments due under specified contractual obligations by year through maturity as of December 31, 2003 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	2004	2005	2006	2007	2008	Thereafter
Long-Term Debt (Mortgage Notes Payable
Without Recourse)	$316,100	$27,814	$28,320	$28,327	$44,852	$66,025	$120,762
Capital Lease Obligations	-	-	-	-	-	-	-
Operating Leases	2,859	1,178	900	504	198	79	-
Purchase Obligations	7,715	7,695	-	-	-	20	-
Other Long-Term Liabilities	-	-	-	-	-	-	-
Total	$326,674	$36,687	$29,220	$28,831	$45,050	$66,124	$120,762

The amounts presented above for mortgage notes payable without recourse include principal and interest payments.  The amounts presented for purchase obligations represent the remaining tenant improvement allowance obligation for leases in place as of December 31, 2003.

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

       We consider our critical accounting policies and estimates to be those used in the determination of the reported amounts and disclosure related to the following:

       (1)  Impairment or disposal of long-lived assets;

       (2)  Depreciable lives applied to real estate and improvements to real estate;

       (3)  Initial recognition, measurement and allocation of the cost of real estate acquired; and

       (4)  Allowance for doubtful accounts

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

       Real estate assets are classified as held for sale or held and used in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".  In accordance with SFAS No. 144, we record assets held for sale at the lower of carrying amount or fair value less cost to sell.  With respect to assets classified as held and used, we periodically review these assets to determine whether our carrying amount will be recovered.  All of our long-lived assets were classified as held and used at December 31, 2003.  A long-lived asset is considered impaired if its carrying value exceeds the estimated fair value.  Fair value is based on the estimated and realizable contract sales price (if available) for the asset less estimated costs to sell.  If a sales price is not available, the estimated undiscounted cash flows of the asset for the remaining useful life are used to determine if the carrying value is recoverable.  The cash flow estimates are based on assumptions about employing the asset for its remaining useful life.  Factors considered in projecting future cash flows include but are not limited to:  Existing leases, future leasing and terminations, market rental rates, capital improvements, tenant improvements, leasing commissions, inflation and other known variables.  Upon impairment, we would recognize an impairment loss to reduce the carrying value of the long-lived asset to our estimate of its fair value.  Our estimate of fair value and cash flows to be generated from our properties requires us to make assumptions.  If one or more assumptions proves incorrect or if our assumptions change, the recognition of an impairment loss on one or more properties may be necessary in the future, which would result in a decrease in net income.

       No impairment losses were recognized for the year ending December 31, 2003.  However, in 2002, the Company recorded an impairment loss on its office property in Greenville, South Carolina in the amount of $1.6 million and on 11.856 acres of non-earning land in New Orleans, Louisiana in the amount of $205,000.

       Depreciable Lives Applied to Real Estate and Improvements to Real Estate.  Depreciation of buildings and parking garages is computed using the straight-line method over an estimated useful life of 40 years.  Depreciation of building improvements is computed using the straight-line method over the estimated useful life of the improvement.  If our estimate of useful lives proves to be incorrect, the depreciation expense recognized would also be incorrect.  Therefore, a change in the estimated useful lives assigned to buildings and improvements would result in either an increase or decrease in depreciation expense, which would result in an increase or decrease in earnings.

       Initial Recognition, Measurement and Allocation of the Cost of Real Estate Acquired.  Parkway accounts for its acquisitions of real estate in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations," which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building, garage, building improvements and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above and below market leases, customer relationships, lease costs and the value of  in-place leases.

       Parkway allocates the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant.  The as-if-vacant value is allocated to tangible assets based on the relative fair value of those assets.  Value is allocated to tenant improvements based on the estimated costs of similar tenants with similar terms.  The difference between the purchase price and the as-if-vacant value represents the fair value of the intangible assets or the intangible gap.  The intangible gap is then allocated among the identifiable intangible assets.

       We determine the fair value of the tangible and intangible components using a variety of methods and assumptions all of which result in an approximation of fair value.  Differing assumptions and methods could result in different estimates of fair value and thus, a different purchase price allocation and corresponding increase or decrease in depreciation and amortization expense.

       Allowance for Doubtful Accounts.  Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future.  Our receivable balance is comprised primarily of rents and operating expense recoveries due from tenants.  Change in the supply of or demand for office properties could impact our tenants' ability to honor their lease obligations, which could in turn affect our recorded revenues and estimates of the collectibility of our receivables.  Revenue from real estate rentals is recognized and accrued as earned on a pro rata basis over the term of the lease.  We regularly evaluate the adequacy of our allowance for doubtful accounts considering such factors as credit quality of our tenants, delinquency of payment, historical trends and current economic conditions.  We provide an allowance for doubtful accounts for tenant balances that are over 90 days past due and for specific tenant receivables for which collection is considered doubtful.  Actual results may differ from these estimates under different assumptions or conditions, which could result in an increase or decrease in bad debt expense.

 Funds From Operations

       Management believes that funds from operations ("FFO") is an appropriate measure of performance for equity REITs and computes this measure in accordance with the National Association of Real Estate Investment Trusts' ("NAREIT") definition of FFO.  FFO as reported by Parkway may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition.  We believe FFO is helpful to investors as a supplemental measure that enhances the comparability of our operations by adjusting net income for items not reflective of our principal and recurring operations.  This measure, along with cash flows from operating, financing and investing activities, provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs.  In addition, FFO has widespread acceptance and use within the REIT and analyst communities.  Funds from operations is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles "GAAP"), excluding gains or losses from sales of property and extraordinary items under GAAP, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.  In 2002, NAREIT clarified that FFO related to assets held for sale, sold or otherwise transferred and included in results of discontinued operations should continue to be included in consolidated FFO.  This clarification is effective January 1, 2002, and calculation of FFO based on this clarification should be shown for all periods presented in financial statements or tables.  We believe that in order to facilitate a clear understanding of our operating results, FFO should be examined in conjunction with the net income as presented in our consolidated financial statements and notes thereto included elsewhere in this Form 10‑K.  Funds from operations do not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States and is not an indication of cash available to fund cash needs.  Funds from operations should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

       The following table presents a reconciliation of the Company's net income to FFO for the years ended December 31, 2003 and 2002 (in thousands, except per share data):

	Total Dollar Amount		Diluted Per Share
	Year Ended		Year Ended
	December 31		December 31
	2003	2002	2003	2002
Net income	$43,181	$29,512	$4.13	$3.11
Adjustments to derive funds from operations:
Depreciation and amortization	28,030	27,412	2.24	2.36
Depreciation and amortization - discontinued operations	-	22	-	-
Adjustments for unconsolidated joint ventures	2,030	861.16		.07
Preferred dividends	(5,352)	(5,797)	(.51)	(.61)
Convertible preferred dividends	(6,091)	(6,257)	(.58)	(.66)
Original issue costs-redemption of preferred stock	(2,619)	-	(.25)	-
Gain on real estate and joint venture interests	(10,299)	(501)	(.82)	(.04)
Amortization of deferred gains and other	(23)	(9)	-	-
Diluted share adjustment for convertible preferred stock	-	-	.02	.20
Funds from operations applicable to common shareholders	$48,857	$45,243	$4.39	$4.43

        In 2002, Parkway recorded an impairment loss on land of $205,000 and on an office property of $1,594,000.  Consistent with NAREIT's current definition of FFO, Parkway excluded the impairment loss on the office property from FFO and included the impairment loss on land in FFO for the year ending December 31, 2002.  In October, 2003, the SEC staff shared with NAREIT its position that all impairment write-downs must be included in FFO for all periods included in future filings.  Therefore, FFO as originally reported for the year ending December 31, 2002 has been reduced by the office property impairment loss of $1,594,000.  Additionally, in accordance with Statement of Financial Accounting Standard No. 145, effective for fiscal years beginning after May 15, 2002, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods shall be reclassified.  For the year ending December 31, 2002, Parkway recognized $833,000 as an extraordinary loss on extinguishment of debt.  Accordingly, this amount has been reclassified to "Interest expense - prepayment expenses" and included in FFO.  Considering the items discussed above, FFO as originally reported of $47,670,000 for the year ending December 31, 2002 has been revised to $45,243,000.

 Inflation

       In the last five years, inflation has not had a significant impact on the Company because of the relatively low inflation rate in the Company's geographic areas of operation.  Most of the leases require the tenants to pay their pro rata share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in operating expenses resulting from inflation.  In addition, the Company's leases typically have three to seven year terms, which may enable the Company to replace existing leases with new leases at market base rent, which may be higher or lower than the existing lease rate.

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

        As of December 31, 2003, total outstanding debt was approximately $357,265,000 of which $110,075,000 or 30.8%, is variable rate debt.  If market rates of interest on the variable rate debt fluctuate by 10% (or approximately 26 basis points), the change in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $286,000 annually.

ITEM 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors

Parkway Properties, Inc.

We have audited the accompanying consolidated balance sheets of Parkway Properties, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003.  Our audits also included the financial statement schedule listed in the index under Item 15.  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Parkway Properties, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

               Ernst & Young LLP

Jackson, Mississippi
March 2, 2004

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
 (In thousands)

	December 31	December 31
	2003	2002
Assets
Real estate related investments:
Office and parking properties	$844,168	$806,000
Accumulated depreciation	(115,473)	(99,449)
	728,695	706,551

Land available for sale	3,528	3,528
Note receivable from Moore Building Associates LP	5,926	5,996
Mortgage loans	861	869
Investment in unconsolidated joint ventures	20,026	15,640
	759,036	732,584

Interest, rents receivable and other assets	42,804	29,759
Cash and cash equivalents	468	1,594

Total assets	$802,308	$763,937

Liabilities
Notes payable to banks	$110,075	$141,970
Mortgage notes payable without recourse	247,190	209,746
Accounts payable and other liabilities	37,063	35,400

Total liabilities	394,328	387,116

Stockholders' Equity
8.75% Series A Preferred stock, $.001 par value, 2,760,000 shares authorized
and 2,650,000 shares issued and outstanding in 2002	-	66,250
8.34% Series B Cumulative Convertible Preferred stock, $.001 par value,
2,142,857 shares authorized, 1,942,857 and 2,142,857 shares issued and
outstanding in 2003 and 2002, respectively	68,000	75,000
Series C Preferred stock, $.001 par value, 400,000 shares authorized,
no shares issued	-	-
8.00% Series D Preferred stock, $.001 par value, 2,400,000 shares authorized,
issued and outstanding in 2003	57,976	-
Common stock, $.001 par value, 65,057,143 shares authorized, 10,808,131 and
9,385,420 shares issued and outstanding in 2003 and 2002, respectively	11	9
Common stock held in trust, at cost, 128,000 shares in 2003	(4,321)	-
Excess stock, $.001 par value, 30,000,000 shares authorized,
no shares issued	-	-
Additional paid-in capital	252,695	199,979
Unearned compensation	(4,634)	-
Accumulated other comprehensive loss	-	(170)
Retained earnings	38,253	35,753

Total stockholders' equity	407,980	376,821

Total liabilities and stockholders' equity	$802,308	$763,937

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
 (In thousands, except per share data)

	Year Ended December 31
	2003	2002	2001
Revenues
Income from office and parking properties	$142,196	$152,442	$135,968
Management company income	2,136	1,197	845
Interest on note receivable from Moore Building Associates LP	819	895	873
Incentive management fee from Moore Building Associates LP	300	325	316
Dividend income	-	-	495
Other income and deferred gains	599	401	238

Total revenues	146,050	155,260	138,735

Expenses
Office and parking properties:
Operating expense	63,362	65,942	57,465
Interest expense:
Contractual	16,026	18,766	20,279
Prepayment expenses	-	833	1,302
Amortization of loan costs	293	240	247
Depreciation and amortization	28,030	27,412	23,788
Operating expense for other real estate properties	37	34	39
Interest expense on bank notes:
Contractual	2,834	6,055	4,800
Amortization of loan costs	565	592	697
Management company expenses	391	416	379
General and administrative	4,201	5,029	4,861

Total expenses	115,739	125,319	113,857

Income before equity in earnings, gain (loss), minority interest and
discontinued operations	30,311	29,941	24,878
Equity in earnings of unconsolidated joint ventures	2,212	824	62
Gain (loss) on sale of joint venture interests, real estate and real estate	10,661	(474)	1,611
Impairment loss on office property	-	(1,594)	-
Minority interest - unit holders	(3)	(2)	(3)

Income from continuing operations	43,181	28,695	26,548

Discontinued operations:
Income from discontinued operations	-	47	-
Gain on sale of real estate from discontinued operations	-	770	-

Net income	43,181	29,512	26,548
Change in unrealized gain on real estate equity securities	-	-	(821)
Change in market value of interest rate swap	170	1,524	(1,694)

Comprehensive income	$ 43,351	$ 31,036	$ 24,033

Net income available to common stockholders:
Net income	$ 43,181	$ 29,512	$ 26,548
Original issue costs associated with redemption or preferred stock	(2,619)	-	-
Dividends on preferred stock	(5,352)	(5,797)	(5,797)
Dividends on convertible preferred stock	(6,091)	(6,257)	(3,249)

Net income available to common stockholders	$ 29,119	$ 17,458	$ 17,502

Net income per common share:
Basic:
Income before discontinued operations	$ 2.85	$ 1.78	$ 1.87
Discontinued operations	-	.09	-
Net income	$ 2.85	$ 1.87	$ 1.87

Diluted:
Income before discontinued operations	$ 2.79	$ 1.75	$ 1.85
Discontinued operations	-	.09	-
Net income	$ 2.79	$ 1.84	$ 1.85

Dividends per common share	$ 2.60	$ 2.56	$ 2.45

Weighted average shares outstanding:
Basic	10,224	9,312	9,339
Diluted	10,453	9,480	9,442

See notes to consolidated financial statements

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Year Ended December 31

	2003	2002	2001
8.75% Series A Preferred stock, $.001 par value
Balance at beginning of year	$ 66,250	$ 66,250	$ 66,250
Redemption of preferred stock	(66,250)	-	-
Balance at end of year	-	66,250	66,250

8.34% Series B Cumulative Convertible Preferred stock, $.001 par value
Balance at beginning of year	75,000	75,000	-
Shares issued - stock offerings	-	-	75,000
Conversion of preferred stock to common stock	(7,000)	-	-
Balance at end of year	68,000	75,000	75,000

8.00% Series D Preferred stock, $.001 par value
Balance at beginning of year	-	-	-
Shares issued	57,976	-	-
Balance at end of year	57,976	-	-

Common stock, $.001 par value
Balance at beginning of year	9	9	10
Shares issued - stock offering	1	-	-
Shares issued - other	1	-	-
Purchase of Company stock	-	-	(1)
Balance at end of year	11	9	9

Common stock held in trust
Balance at beginning of year	-	-	-
Shares contributed to deferred compensation plan	(4,321)	-	-
Balance at end of year	(4,321)	-	-

Additional paid-in capital
Balance at beginning of year	199,979	196,032	214,568
Stock options exercised	6,079	2,996	1,343
Shares issued in lieu of Directors' fees	76	62	55
Restricted shares issued	5,092	-	60
Deferred incentive share units issued	236	-	-
Shares issued - employee excellence recognition program	3	3	2
Shares issued - DRIP Plan	7,799	1,310	-
Shares issued - stock offerings	24,178	-	(1,994)
Conversion of preferred stock to common stock	7,000	-	-
Original issue costs associated with redemption of preferred stock	2,619	-	-
Purchase of Company stock	(366)	(424)	(18,002)
Balance at end of year	252,695	199,979	196,032

Unearned compensation
Balance at beginning of year	-	(2,190)	(3,402)
Restricted shares issued	(5,092)	-	(60)
Deferred incentive share units issued	(236)	-	-
Amortization of unearned compensation	694	2,190	1,272
Balance at end of year	(4,634)	-	(2,190)

Accumulated other comprehensive income (loss)
Balance at beginning of year	(170)	(1,694)	821
Change in unrealized loss on real estate equity securities	-	-	(821)
Change in market value of interest rate swaps	170	1,524	(1,694)
Balance at end of year	-	(170)	(1,694)

Retained earnings
Balance at beginning of year	35,753	42,174	47,502
Net income	43,181	29,512	26,548
Original issue costs associated with redemption of preferred stock	(2,619)	-	-
Preferred stock dividends declared	(5,352)	(5,797)	(5,797)
Convertible preferred stock dividends declared	(6,091)	(6,257)	(3,249)
Common stock dividends declared	(26,619)	(23,879)	(22,830)
Balance at end of year	38,253	35,753	42,174

Total stockholders' equity	$407,980	$376,821	$375,581

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	Year Ended December 31
	2003	2002	2001
Operating activities
Net income	$ 43,181	$ 29,512	$ 26,548
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation and amortization	28,030	27,412	23,788
Amortization of above (below) market leases	(29)	22	-
Amortization of loan costs	858	832	944
Amortization of unearned compensation	694	2,190	1,272
Gain on sale of joint venture interests and real
estate	(10,661)	1,298	(1,611)
Equity in earnings of consolidated joint ventures	(2,212)	(824)	(62)
Other	(8)	(11)	(8)
Changes in operating assets and liabilities:
Increase in receivables and other assets	(5,501)	(5,030)	(9,417)
Increase (decrease) in accounts payable and
accrued expenses	(3,182)	7,415	9,892

Cash provided by operating activities	51,170	62,816	51,346

Investing activities
Payments received on mortgage loans	8	8	6
Net decrease in note receivable from
Moore Building Associates LP	-	946	1,921
Distributions from unconsolidated joint ventures	3,148	1,641	34
Investments in unconsolidated joint ventures	(549)	(1,663)	-
Purchases of real estate related investments	(106,258)	(97,823)	(213,847)
Proceeds from sales of joint venture interests real
estate	97,433	58,602	29,503
Real estate development	-	(230)	(42)
Improvements to real estate related investments	(22,199)	(20,063)	(15,726)

Cash used in investing activities	(28,417)	(58,582)	(198,151)

Financing activities
Principal payments on mortgage notes payable	(26,427)	(20,840)	(26,485)
Net proceeds from (payments on) bank borrowings	(31,724)	17,450	42,468
Proceeds from long-term financing	42,800	29,975	106,000
Stock options exercised	6,080	2,996	1,343
Dividends paid on common stock	(26,349)	(23,445)	(22,416)
Dividends paid on preferred stock	(11,597)	(12,054)	(7,481)
Purchase of Company stock	(366)	(424)	(18,003)
Proceeds from DRIP Plan	7,799	1,310	-
Redemption of preferred stock	(66,250)	-	-
Proceeds from stock offerings	82,155	-	73,006

Cash (used in) provided by financing activities	(23,879)	(5,032)	148,432

Increase (decrease) in cash and cash equivalents	(1,126)	(798)	1,627

Cash and cash equivalents at beginning of year	1,594	2,392	765

Cash and cash equivalents at end of year	$ 468	$ 1,594	$ 2,392

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

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

Investment in unconsolidated joint ventures

       As of December 31, 2003, Parkway has four investments in unconsolidated joint ventures, which are accounted for using the equity method of accounting.  Parkway's investments in unconsolidated joint ventures consist of a 50% interest in Wink-Parkway Partnership, a 30% interest in Parkway 233 North Michigan, LLC, a 30% interest in Phoenix OfficeInvest, LLC and a 20% interest in Parkway Joint Venture LLC.  The Company has a non-controlling interest in these investments and accounts for the interest using the equity method of accounting.  Therefore, Parkway reports its share of income and losses based on its ownership interest in these entities.  Parkway classifies its interests as non-controlling when it holds less than a majority voting interest in the entity.

       In addition to the joint ventures described above, Parkway has a less than 1% ownership interest in Moore Building Associates LP ("MBALP").  Parkway accounts for this investment using the equity method of accounting (See Note C).

 Real estate properties

       Real estate properties are stated at the lower of cost less accumulated depreciation, or fair value.  Cost includes the carrying amount of the Company's investment plus any additional consideration paid, liabilities assumed, costs of securing title and improvements made subsequent to acquisition.  Depreciation of buildings and building improvements is computed using the straight-line method over the estimated useful lives of the assets which range from 7 to 40 years.  Depreciation of tenant improvements, including personal property, is computed using the straight-line method over the term of the lease involved.  Maintenance and repair expenses are charged to expense as incurred.  Geographically, the Company's properties are concentrated in the Southeastern and Southwestern United States and Chicago.

       The Company evaluates its real estate assets upon occurrence of significant adverse changes in their operations to assess whether any impairment indicators are present that affect the recovery of the carrying amount.  Real estate assets are classified as held for sale or held and used in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".  In accordance with SFAS No. 144, Parkway records assets held for sale at the lower of carrying amount or fair value less cost to sell.  With respect to assets classified as held and used, Parkway recognizes an impairment loss to the extent the carrying amount is not recoverable and exceeds its fair value.  Fair value is based on the estimated and realizable contract sales price (if available) for the asset less estimated costs to sell.  If a sales price is not available, the estimated undiscounted cash flows of the asset for the remaining useful life are used to determine if the carrying value is recoverable.  The cash flow estimates are based on assumptions about employing the asset for its remaining useful life.  Factors considered in projecting future cash flows include but are not limited to:  Existing leases, future leasing and terminations, market rental rates, capital improvements, tenant improvements, leasing commissions, inflation and other known variables.  Upon impairment, Parkway recognizes an impairment loss to reduce the carrying value of the real estate asset to our estimate of its fair value.

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

       Non-core assets (see Note D) are carried at the lower of cost or fair value minus estimated costs to sell.  Operating real estate held for investment is stated at the lower of cost or net realizable value.  In 2002, an impairment loss of $205,000 was recorded on 11.856 acres of land in New Orleans, Louisiana.  The loss on the land was computed based on market research and comparable sales in the area.

 Acquired Real Estate Assets

       Parkway accounts for its acquisitions of real estate in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations," which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building, garage, building improvements and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above and below market leases, customer relationships, lease costs and the value of  in-place leases.

       Parkway allocates the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant.  The as-if-vacant value is allocated to tangible assets based on the relative fair value of those assets.  Value is allocated to tenant improvements based on the estimated costs of similar tenants with similar terms.  The difference between the purchase price and the as-if-vacant value represents the fair value of the intangible assets or the intangible gap.  The intangible gap is then allocated among the identifiable intangible assets including the above or below market value of in-place leases, customer relationships, lease costs and value of in-place leases.

       The fair value of above or below market in-place lease values is the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and the estimated current market lease rate expected over the remaining life of the lease.  The capitalized above market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. The capitalized below market lease values are amortized as an increase to rental income over the remaining terms of the respective leases.

       The fair value of customer relationships represents the quantifiable benefits related to developing a relationship with the current customer.  Examples of these benefits would be growth prospects for developing new business with the existing customer, the ability to attract similar customers to the building, the tenant's credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement or management's expectation for renewal), among other factors.  We believe that there would typically be little value associated with customer relationships that is in excess of the value of the in-place lease and their typical renewal rates.  Any value assigned to customer relationships is amortized over the remaining terms of the respective leases plus any expected renewal periods as a lease cost amortization expense.

       The fair value of lease costs represents the estimated commissions or legal fees paid in connection with the current leases in place.  Lease costs are amortized over the remaining terms of the respective leases as lease cost amortization expense.

       The fair value of in-place leases is the present value associated with the cost avoidance of re-leasing the in-place leases.  These costs are considered the origination cost of replacing the current leases with leases that have similar characteristics as the in-place leases.  The value of in-place leases is amortized as a lease cost amortization expense over the expected life of the lease, including expected renewals.  The current estimated lives assigned to in-place leases range from 9 to 11 years.

       In no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a customer terminate its lease, the unamortized portion of the in-place lease value, lease cost and customer relationship intangibles would be charged to expense.  Additionally, the unamortized portion of above market in-place leases would be recorded as a reduction to rental income and the below market in-place lease value would be recorded as an increase to rental income.

       The Company may engage independent third-party appraisers to perform these valuations and those appraisals use commonly employed valuation techniques, such as discounted cash flow analyses. Factors considered in these analyses include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. Parkway also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods depending on specific local market conditions and depending on the type of property acquired. Additionally, Parkway estimates costs to execute similar leases including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

 Real estate equity securities

       Real estate equity securities owned by the Company, if any, are categorized as available-for-sale securities, as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and are reflected at market.  Net unrealized gains and losses are reflected in comprehensive income as a separate component of stockholders' equity until realized.  As of December 31, 2003 and 2002, Parkway did not own any real estate equity securities.

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

	Year Ended December 31
	2003	2002	2001
Net income available to common stockholders	$29,119	$17,458	$17,502
Stock based employee compensation costs assuming fair value method	(425)	(763)	(1,083)
Pro forma net income available to common stockholders	$28,694	$16,695	$16,419
Pro forma net income per common share:
Basic:
Net income available to common stockholders	$ 2.85	$ 1.87	$ 1.87
Stock based employee compensation costs assuming fair value method	(.04)	(.08)	(.11)
Pro forma net income per common share	2.81	$ 1.79	$ 1.76
Diluted:
Net income available to common stockholders	$ 2.79	$ 1.84	$ 1.85
Stock based employee compensation costs assuming fair value method	(.04)	(.08)	(.11)
Pro forma net income per common share	$ 2.75	$ 1.76	$ 1.74

       The Company also accounts for restricted stock in accordance with APB No. 25 and accordingly, compensation expense is recognized over the expected vesting period.  At the Annual Meeting of Stockholders held May 8, 2003, shareholders approved the 2003 Equity Incentive Plan for officers and employees of the Company.  Under the Plan, 142,000 restricted shares of common stock have been granted to officers of the Company.  Beginning in 2003, Parkway has replaced the grant of stock options with the grant of restricted shares or share equivalents to employees and officers of the Company.  Accordingly, 5,246 deferred incentive shares units were granted to employees of the Company in 2003 in lieu of a similar value of stock options.  Compensation expense related to the restricted stock and deferred incentive share units of $694,000 was recognized in 2003.

Income taxes

       The Company is a REIT for federal income tax purposes.  A corporate REIT is a legal entity that holds real estate assets, and through distributions to stockholders, is exempt from the payment of Federal income taxes at the corporate level.  To maintain qualification as a REIT, the Company is subject to a number of organizational and operational requirements, including a requirement that it currently distribute to stockholders at least 90% of its annual REIT taxable income.

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

     The computation of diluted EPS is as follows:

	Year Ended December 31
	2003	2002	2001
	(in thousands, except per share data)
Numerator:
Basic and diluted net income
available to common stockholders	$29,119	$17,458	$17,502
Denominator:
Basic weighted average shares	10,224	9,312	9,339
Effect of employee stock options and warrants	229	168	103
Diluted weighted average shares	10,453	9,480	9,442
Diluted earnings per share	$ 2.79	$ 1.84	$ 1.85

       The computation of diluted EPS did not assume the conversion of the 8.34% Series B cumulative convertible preferred stock because their inclusion would have been antidilutive.

Reclassifications

       Certain reclassifications have been made in the 2002 and 2001 consolidated financial statements to conform to the 2003 classifications with no impact on previously reported net income or stockholders' equity.

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

        The Company is currently evaluating the effects of the issuance of FIN 46 on the accounting for its ownership interest in Moore Building Associates LP ("MBALP") (See Note C).  Except for the possible consolidation of MBALP, Parkway does not anticipate the adoption of FIN 46 will have a material impact on the Company's consolidated financial statements.  The Company will adopt FIN 46 in the first quarter of 2004.

       In the third quarter of 2003, the Company adopted SFAS No. 150 "Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.   As the Company does not have financial instruments that are required to be reclassified from equity to a liability, the adoption of SFAS No. 150 did not have any impact on the Company's consolidated financial statements.

 Note B - Investment in Office and Parking Properties

        At December 31, 2003, Parkway owned or had a direct interest in 54 office and parking properties located in nine states with an aggregate of 8,723,000 square feet of leasable space.  The purchase price of office properties acquired during the year ended December 31, 2003 is as follows:

Cost
Market Location	(in thousands)
Orlando, FL	$ 32,000
Atlanta, GA	40,000
Houston, TX	12,000
Charlotte, NC	41,000
$125,000

       The unaudited pro forma effect on the Company's results of operations of the 2003 purchases as if the purchases had occurred on January 1, 2002 is as follows (in thousands, except per share data):

	Year Ended
	December 31
	2003	2002
Revenues	$12,096	$21,439
Net income	$ 3,041	$ 4,544
Basic earnings per share	$ .30	$ .49
Diluted earnings per share	$ .29	$ .48

       Pro forma results do not purport to be indicative of actual results had the purchase been made at January 1, 2002, or the results that may occur in the future.

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

       Simultaneous with closing the Viad Joint Venture, the partnership that owns the property closed a $42.5 million mortgage on the building.  The non-recourse first mortgage is interest-only for a term of two years with three one-year extension options.  The mortgage bears interest at LIBOR plus 260 basis points.  For $15.5 million of the loan, LIBOR can not be lower than 2.25%.  At December 31, 2003, the interest rate on the mortgage was 4.16%.  Parkway received net cash proceeds from the sale and the financing of $54.3 million.  The proceeds were used to reduce amounts outstanding on the Company's lines of credit, pending reinvestment in new properties.  The Viad Joint Venture is accounted for using the equity method of accounting.  The Company's pro rata share of debt from the joint venture is included in the calculation of the ratio of debt to total market capitalization.

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

       On June 26, 2003, Parkway sold .74 acres of land in Houston, Texas. Net proceeds from the sale in the amount of $451,000 were used to reduce borrowings under the Company's short-term lines of credit.  The Company recorded a gain on the sale of $362,000.

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

       The following is a schedule by year of future approximate minimum rental receipts under noncancelable leases for office buildings owned as of December 31, 2003 (in thousands):

2004	$114,818
2005	100,704
2006	76,874
2007	63,942
2008	47,143
Subsequently	116,969
$520,450

        On January 29, 2004, Parkway purchased Maitland 200, a 206,000 square foot, four-story office building in the Maitland Center submarket of Orlando, Florida.  The property was acquired for $26,300,000 plus $1,400,000 in closing costs and anticipated capital expenditures and leasing commissions during the first two years of ownership.  The purchase was funded with the Company's existing lines of credit and represents the reinvestment of proceeds from the sale of properties through joint ventures during 2003.

        The Company has completed its due diligence for the $76.3 million acquisition of the 410,000 square foot, 92% leased Capital City Plaza in the Buckhead sub-market of Atlanta, Georgia. Parkway's request to assume an existing first mortgage in the amount of $43 million is under review by the lender.  The proposed acquisition, which is projected for late March 2004, is subject to customary closing conditions, and there can be no assurance that this acquisition will occur.

Note C - Investment in Unconsolidated Joint Ventures

        In addition to the 54 office and parking properties owned directly, the Company is also invested in four joint ventures with unrelated investors.  Parkway retained a minority interest of 30% in two joint ventures, 20% in one joint venture and 50% in the other.  These investments are accounted for using the equity method of accounting, as Parkway does not control any of these joint ventures.  Accordingly, the assets and liabilities of the joint ventures are not included on Parkway's consolidated balance sheets as of December 31, 2003 and 2002.  Information relating to these unconsolidated joint ventures is detailed below (in thousands).

			Parkway's		Percentage
Joint Venture Entity	Property Name	Location	Ownership %	Square Feet	Leased
Parkway 233 North Michigan, LLC	233 N. Michigan	Chicago, IL	30.0%	1,070	91.3%
Phoenix OfficeInvest, LLC	Viad Corp Center	Phoenix, AZ	30.0%	482	91.9%
Wink/Parkway Partnership	Wink Building	New Orleans, LA	50.0%	32	100.0%
Parkway Joint Venture, LLC ("Jackson JV")	IBM/River Oaks	Jackson, MS	20.0%	170	92.5%
				1,754	91.7%

       Balance sheet information for the unconsolidated joint ventures is summarized below as of December 31, 2003 and December 31, 2002 (in thousands):

Balance Sheet Information
	December 31, 2003					December 31, 2002
	233 North	Viad Corp	Wink	Jackson	Combined	233 North	Wink	Combined
	Michigan	Center	Building	JV	Total	Michigan	Building	Total
Unconsolidated Joint Ventures (at 100%):
Real Estate, Net	$171,396	$59,587	$1,282	$16,595	$248,860	$172,073	$1,303	$173,376
Other Assets	13,417	2,939	158	723	17,237	16,416	159	16,575
Total Assets	$184,813	$62,526	$1,440	$17,318	$266,097	$188,489	$1,462	$189,951

Mortgage Debt	$102,002	$42,500	$ 526	$11,442	$156,470	$103,741	$ 596	$104,337
Other Liabilities	9,054	2,048	4	434	11,540	11,630	2	11,632
Partners'/Shareholders' Equity	73,757	17,978	910	5,442	98,087	73,118	864	73,982
Total Liabilities and
Partners'/Shareholders' Equity	$184,813	$62,526	$1,440	$17,318	$266,097	$188,489	$1,462	$189,951

Pky's Share of Unconsolidated JVs:
Real Estate, Net	$ 51,419	$17,876	$ 641	$3,319	$ 73,255	$ 51,622	$ 652	$ 52,274
Mortgage Debt	$ 30,601	$12,750	$ 263	$2,288	$ 45,902	$ 31,122	$ 298	$ 31,420
Net Investment in Joint Ventures	$ 14,963	$ 4,577	$ 455	$ 31	$ 20,026	$ 15,209	$ 431	$ 15,640

       Income statement information for the unconsolidated joint ventures is summarized below for the years ending December 31, 2003 and 2002 (in thousands):

Results of Operations
	Year Ended December 31, 2003					Year Ended December 31, 2002
	233 North	Viad Corp	Wink	Jackson	Combined	233 North	Wink	Combined
	Michigan	Center	Building	JV	Total	Michigan	Building	Total

Unconsolidated Joint Ventures (at 100%):
Revenues	$34,082	$9,697	$305	$1,644	$45,728	$19,537	$304	$19,841
Operating Expenses	(14,830)	(4,387)	(85)	(698)	(20,000)	(8,646)	(89)	(8,735)
Net Operating Income	19,252	5,310	220	946	25,728	10,891	215	11,106
Interest Expense	(7,522)	(1,494)	(49)	(335)	(9,400)	(4,421)	(54)	(4,475)
Loan Cost Amortization	(119)	(308)	(2)	(1)	(430)	(70)	(3)	(73)
Depreciation and Amortization	(5,362)	(1,239)	(23)	(192)	(6,816)	(2,831)	(23)	(2,854)
Preferred Distributions	(1,664)	-	-	-	(1,664)	(1,048)	-	(1,048)
Net Income	$ 4,585	$2,269	$146	$ 418	$ 7,418	$ 2,521	$135	$ 2,656

Pky's Share of Unconsolidated JVs:
Net Income	$ 1,375	$ 681	$ 73	$ 83	$2,212	$ 756	$ 68	$ 824
Depreciation and Amortization	1,609	372	11	38	2,030	849	12	861
Funds from Operations	$ 2,984	$1,053	$ 84	$ 121	$4,242	$ 1,605	$ 80	$ 1,685

Interest Expense	$ 2,256	$ 449	$ 24	$ 67	$2,796	$ 1,327	$ 27	$ 1,354
Loan Cost Amortization	$ 36	$ 93	$ 1	$ -	$ 130	$ 21	$ 2	$ 23
Preferred Distributions	$ 499	$ -	$ -	$ -	$ 499	$ 314	$ -	$ 314

Other Supplemental Information:
Distributions from Unconsolidated JVs	$ 2,020	$1,048	$ 50	$ 30	$ 3,148	$ 1,608	$ 51	$ 1,659
FAD Adjustments	$ (1,783)	$ (318)	$ -	$ (46)	$ (2,147)	$ (881)	$ -	$ (881)

       Parkway's share of the unconsolidated joint ventures' debt is as follows for December 31, 2003 and 2002 (in thousands):

Parkway's Share of Unconsolidated Joint Ventures' Debt
	Type of			Monthly	Loan Balance	Loan Balance
Description	Debt Service	Interest Rate	Maturity	Debt Service	12/31/03	12/31/02
Mortgage Notes Payable:
233 North Michigan Avenue	Amortizing	7.350%	07/11/11	$ 229	$30,601	$31,122
Viad Corporate Center	Interest Only	LIBOR + 2.600%	03/11/05	45	12,750	-
Wink Building	Amortizing	8.625%	07/01/09	5	263	298
Jackson JV	Amortizing	5.840%	05/01/13	70	2,288	-
				$ 349	$45,902	$31,420

Weighted Average Interest Rate at End of Year					6.396%	7.362%

       Parkway's share of the scheduled principal payments on mortgage debt for the unconsolidated joint ventures for each of the next five years and thereafter through maturity as of December 31, 2003 are as follows (in thousands):

	233 North	Viad Corporate	Wink	Jackson
Schedule of Mortgage Maturities by Year:	Michigan	Center	Building	JV	Total
2004	$ 561	$ -	$ 38	$ 34	$ 633
2005	602	12,750	42	37	13,431
2006	647	-	45	39	731
2007	696	-	50	41	787
2008	747	-	54	44	845
Thereafter	27,348	-	34	2,093	29,475
	$30,601	$12,750	$263	$2,288	$45,902

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

         In acting as the general partner, the Company is committed to providing additional funding to meet partnership operating deficits up to an aggregate amount of $1 million.  At December 31, 2003, the Company's aggregate net investment in the partnership was $6 million in the form of a note receivable which bears interest at 13%.  These amounts represent the Company's maximum exposure to loss at December 31, 2003 as a result of its involvement with MBALP.

 Note D - Non-Core Assets

        At December 31, 2003, Parkway's investment in non-core assets consisted of the following (in thousands):

Size	Location	Book Value
12 acres	New Orleans, LA	$1,807
17 acres	Charlotte, NC	1,721
Mortgage loan	Texas	861
		$4,389

       Subsequent to December 31, 2003, the mortgage loan was paid off.

Note E - Notes Payable

Notes payable to banks

       At December 31, 2003, Parkway had $110,075,000 outstanding under a three-year $135 million unsecured revolving credit facility with a consortium of 13 banks with JPMorgan Chase Bank serving as the lead agent (the "$135 million line"), a $20 million unsecured one-year term loan facility with JP Morgan Chase Bank as administrative agent and other banks as participants (the "Term Loan") and a $15 million unsecured line of credit with PNC Bank (the "$15 million line").  The interest rates on the lines of credit and the Term Loan were equal to the 30-day LIBOR rate plus 112.5 to 137.5 basis points, depending upon overall Company leverage.  The weighted average interest rate on the $135 million line, the Term Loan and the $15 million line was 2.6% at December 31, 2003.

       Covenants related to the $15 million line, the $135 million line and the Term Loan include requirements for maintenance of minimum tangible net worth, fixed charge coverage, interest coverage, and debt service coverage.  The lines also establish limits on the Company's indebtedness and dividends.

       On February 6, 2004, Parkway entered into a Credit Agreement with a consortium of 11 banks with Wachovia Capital Markets, LLC as Sole Lead Arranger and Sole Book Runner, Wachovia Bank, National Association as Administrative Agent, PNC Bank, National Association as Syndication Agent, and other banks as participants.  The Credit Agreement provides for a three-year $170 million unsecured revolving credit facility (the "$170 million line").  The $170 million line will replace the $135 million line and the Term Loan.  The interest rate on the $170 million line is equal to the 30-day LIBOR rate plus 100 to 132.5 basis points, depending upon overall Company leverage.

       The $170 million line matures February 6, 2007 and allows for a one-year extension option available at maturity.  The line is expected to fund acquisitions of additional investments and has a current interest rate of LIBOR rate plus 117.50 basis points.  The Company paid a facility fee of $170,000 (10 basis points) and origination fees of $556,000 (32.71 basis points) upon closing of the loan agreement and pays an annual administration fee of $35,000.  The Company also pays fees on the unused portion of the line based upon overall Company leverage, with the current rate set at 12.5 basis points.

       On February 6, 2004, Parkway amended and renewed the $15 million line.  This line of credit matures February 4, 2005, is unsecured and is expected to fund the daily cash requirements of the Company's treasury management system.  The $15 million line has a current interest rate equal to the 30-day LIBOR rate plus 117.5 basis points.  The Company paid a facility fee of $15,000 (10 basis points) upon closing of the loan agreement.  Under the $15 million line, the Company does not pay annual administration fees or fees on the unused portion of the line.

       The Company's interest rate hedge contract as of December 31, 2003 is summarized as follows (in thousands):

					Fair
					Market Value
Type of	Notional	Maturity		Fixed	December 31
Hedge	Amount	Date	Reference Rate	Rate	2003	2002
Reverse Swap	$ 4,917	07/15/06	1-Month LIBOR + 3.455%	8.080%	$243	$325

       The effect of the reverse swap is to convert a fixed rate mortgage note payable to a variable rate.  The Company does not hold or issue this type of derivative contract for trading or speculative purposes.

       Effective February 24, 2004, the Company entered into a $60 million interest rate swap agreement with  Union Planters Bank effectively locking the LIBOR rate on this portion of outstanding unsecured, floating rate bank debt at 1.293% through December 31, 2004.

Mortgage notes payable without recourse

       A summary of fixed rate mortgage notes payable at December 31, 2003 and 2002 which are non-recourse to the Company, is as follows (in thousands):

				Carrying
				Amount	Note Balance
	Interest	Monthly	Maturity	Of	December 31
Office Property	Rate	Payment	Date	Collateral	2003	2002
Lakewood II	8.080%	$ 66	07/15/06	$ 9,957	$ 5,161	$ 5,624
Citrus Center (1)	6.000%	164	08/01/07	30,870	20,560	-
Teachers Insurance and
Annuity Association (12 properties)	6.945%	869	07/01/08	154,132	72,879	78,051
Honeywell	8.125%	89	10/10/08	14,641	4,649	5,311
John Hancock Facility (3 properties)	4.830%	97	03/01/09	30,012	24,000	-
John Hancock Facility (3 properties)	5.270%	81	05/01/10	29,369	18,800	-
Capitol Center	8.180%	165	09/01/10	37,204	20,046	20,367
One Jackson Place	7.850%	152	10/10/10	17,470	14,048	14,742
111 Capitol Building (2)	7.000%	-	06/01/11	-	-	4,446
400 North Belt	8.250%	65	08/01/11	9,130	4,419	4,789
Woodbranch	8.250%	32	08/01/11	4,326	2,128	2,306
Roswell North	8.375%	33	01/01/12	4,555	2,336	2,515
Bank of America Plaza	7.100%	146	05/10/12	30,295	19,952	20,273
One Park 10 Plaza	7.100%	64	06/01/12	6,900	9,389	9,478
BB&T Financial Center (2)	7.300%	-	11/10/12	-	-	11,674
First Tennessee Plaza	7.170%	136	12/15/12	28,871	10,820	11,647
Morgan Keegan Tower	7.620%	163	10/01/19	32,041	18,003	18,523
		$2,322		$439,773	$247,190	$209,746

(1)  The Citrus Center mortgage in the amount of $19,665 was assumed with the purchase of the building on February 11, 2003.  The mortgage note payable, which has a stated rate of 7.91%, was recorded at $21,153 to reflect it at fair value based on Parkway's current incremental borrowing rate of 6%.

(2)  Principal paid on early extinguishment of mortgage notes payable was $15,422.

The aggregate annual maturities of mortgage notes payable at December 31, 2003 are as follows (in thousands):

2004	$ 11,319
2005	12,635
2006	17,646
2007	31,754
2008	55,892
Subsequently	117,944
$247,190

Note F - Income Taxes

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

       At December 31, 2003, the Company had net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $9,253,000, which expire at various dates through 2018.  The Company expects to utilize the remaining NOL by December 2008.  The utilization of these NOLs can cause the Company to incur a small alternative minimum tax liability.

       The Company's income differs for income tax and financial reporting purposes principally because real estate owned has a different basis for tax and financial reporting purposes, producing different gains upon disposition and different amounts of annual depreciation.  The following reconciles GAAP net income to taxable income for the years ending December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001
	Estimate	Actual	Actual
GAAP net income from REIT operations (1)	$43,181	$29,512	$26,548
GAAP to tax adjustments:
Depreciation and amortization	4,187	3,406	2,498
Gains and losses from capital transactions	(5,434)	2,572	(165)
Restricted stock amortization	686	2,189	1,272
Restricted stock released to shareholders	(2,715)	-	-
Stock options exercised	(2,615)	(824)	(834)
Other differences	(384)	(63)	609
Taxable income before adjustments	36,906	36,792	29,928
Less: NOL carryforward	-	(1,293)	(1,131)
Adjusted taxable income subject to 90% dividend requirement	$36,906	$35,499	$28,797

(1)  GAAP net income from REIT operations is net of amounts attributable to minority interest.

       The following reconciles cash dividends paid with the dividends paid deduction for the years ending December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001
	Estimate	Actual	Actual
Cash dividends paid	$37,792	$35,499	$31,463
Less: Dividends designated to prior year	-	-	(2,666)
Less: Dividends on deferred compensation plan shares	(333)	-	-
Dividends paid deduction	$37,459	$35,499	$28,797

The following characterizes distributions paid per common share for the years ending December 31, 2003, 2002 and 2001:

	2003		2002		2001
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$2.32	89.2%	$2.52	98.4%	$2.45	100.0%
Post May 5, 2003 capital gain	.16	6.2%	-	-	-	-
Unrecaptured Section 1250 gain	.12	4.6%	0.04	1.6%	-	-
	$2.60	100.0%	$2.56	100.0%	$2.45	100.0%

Note G - Stock Option and Long-Term Compensation Plans

       The Company has elected to follow APB No. 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation", requires the use of option valuation models that were not developed for use in valuing employee stock options.

       Effective January 1, 2003, the stockholders of the Company approved Parkway's 2003 Equity Incentive Plan ("the 2003 Plan") that authorized the grant of up to 200,000 equity based awards to employees of the Company.  The 2003 Plan replaced the 1994 Stock Option and Long-Term Compensation Plan.  At present, it is Parkway's intention to grant restricted stock and/or deferred incentive share units instead of stock options to employees of the Company, although the 2003 Plan authorizes various forms of incentive awards, including options.  On each July 1 beginning with July 1, 2004, the number of shares available under the plan will increase automatically by .25% of the number of shares of common stock outstanding on that date, provided that the number of shares available for grant under this plan and the 2001 Directors' Plan shall not exceed 11.5% of the shares outstanding (less the restricted shares issued and outstanding) plus the shares issuable on the conversion of outstanding convertible debt and equity securities or the exercise of outstanding warrants or other rights to purchase common shares.  The 2003 Plan has a ten-year term.

       The 2001 Directors' Plan provides for option grants to the directors.  The plan has a ten-year term and options for up to 300,000 shares of common stock may be granted under the plan.

       Under the prior 1994 Stock Option and Long-Term Compensation Plan, a total of 169,000 shares of restricted stock had been issued to officers of the Company with a vesting period of the earlier of 10 years or December 31, 2002 if certain operating results were achieved through the 5 in 50 Plan.  Parkway met the goals set forth in the 5 in 50 Plan and effective February 2003, the Company's Compensation Committee determined that all of the restricted shares were vested.  The restricted shares were valued at $4,836,000 and had been fully amortized as of December 31, 2002.

       In 2003, 142,000 shares of restricted stock were issued to certain officers of the Company in connection with the Value2 plan.  The restricted shares issued are valued at $5,092,000, and vest at the end of 7 years or December 31, 2005 if certain goals of the Value2 plan are achieved.  Additionally, 5,246 deferred incentive share units were granted to employees of the Company in 2003.  The deferred incentive share units are valued at $235,000, and the units vest at the end of 4 years.  Compensation expense related to the restricted stock and deferred incentive share units of $694,000 was recognized in 2003.

       Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002 and 2001: risk-free interest of 4.0%,  3.50%, and 4.50%, respectively; dividend yield of 6.41%, 7.30% and 7.91%, respectively; volatility factor of the expected market price of the Company's common stock of .129, .202 and .218, respectively; and a weighted-average expected life of the options of five years for the 1994 Stock Option Plan in 2003, 2002 and 2001; five years, five years and three years for 2003, 2002 and 2001, respectively, for the 1991 Directors' Stock Option Plan; and five years for 2003 and 2002, for the 2001 Directors' Stock Option Plan.  Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.  The weighted average fair value of options granted during 2003, 2002 and 2001 was $2.01, $2.75 and $2.88, respectively.

       For purposes of pro forma disclosures, the estimated fair value of the options granted in 2003, 2002 and 2001 is amortized to expense over the options' vesting period.  The Company's pro forma information is detailed in Note A - Summary of Significant Accounting Policies under Stock based compensation.

       A summary of the Company's stock option activity and related information is as follows:

	1994 Stock		1991 Directors		2001 Directors
	Option Plan		Stock Option Plan		Stock Option Plan
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price
Outstanding at December 31, 1999	748,172	$ 27.75	142,000	$ 23.27	-	$ -
Granted	177,200	32.80	-	-	-	-
Exercised	(19,350)	23.73	(49,500)	17.86	-	-
Forfeited	(36,320)	30.66	(3,000)	-	-	-
Outstanding at December 31, 2001	869,702	28.75	89,500	25.91	-	-
Granted	72,750	35.69	-	-	40,500	33.31
Exercised	(97,084)	29.38	(25,500)	22.32	(3,000)	30.70
Forfeited	(17,921)	30.90	-	-	-	-
Outstanding at December 31, 2002	827,447	29.24	64,000	27.34	37,500	33.52
Granted	-	-	-	-	25,500	40.46
Exercised	(183,661)	28.06	(20,500)	23.20	(13,700)	33.75
Forfeited	(15,174)	31.65	-	-	-	-
Outstanding at December 31, 2003	628,612	$ 29.52	43,500	$ 29.29	49,300	$ 37.05

       Following is a summary of the status of options outstanding at December 31, 2003:

	Outstanding Options			Exercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Exercise Price Range	Number	Life	Price	Number	Price
1994 Stock Option Plan
$ 9.00 - $12.22	33,489	.7 years	$11.86	33,489	$11.86
$12.23 - $15.75	22,763	2.1 years	$14.21	22,763	$14.21
$15.76 - $25.63	16,125	2.5 years	$21.00	16,125	$21.00
$25.64 - $29.00	80,984	5.0 years	$27.66	67,620	$27.54
$29.01 - $31.00	121,886	6.4 years	$30.17	69,151	$30.10
$31.01 - $33.50	197,205	5.2 years	$31.35	164,708	$31.27
$33.51 - $36.00	156,160	7.9 years	$34.57	24,037	$33.65
1991 Directors Stock Option Plan
$ 8.00 - $10.20	2,250	1.4 years	$10.17	2,250	$10.17
$10.21 - $16.00	2,250	2.5 years	$16.00	2,250	$16.00
$25.01 - $30.00	10,500	5.8 years	$28.78	10,500	$28.78
$30.01 - $36.00	28,500	5.3 years	$32.03	28,500	$32.03
2001 Directors Stock Option Plan
$30.00 - $36.00	12,000	7.4 years	$30.70	12,000	$30.70
$36.01 - $40.00	29,800	9.0 years	$37.83	29,800	$37.83
$40.01 - $45.00	7,500	9.8 years	$44.10	7,500	$44.10

Note H - Other Matters

       On March 24, 2003, the Company sold 690,000 shares of common stock in a public offering in which Wachovia Securities was the underwriter for net proceeds of $24.3 million or $35.25 per share.  The proceeds were used to purchase Peachtree Dunwoody Pavilion and the Wells Fargo Building in the third quarter of 2003.

       Through the Company's Dividend Reinvestment and Stock Purchase Plan ("DRIP Plan"), 182,033 common shares were sold during 2003.  Net proceeds received on the issuance of shares were $7,799,000, which equates to an average net price per share of $42.85 at a discount of 2.1%.  The proceeds were used to reduce amounts outstanding under the Company's short-term lines of credit.

      In 2001, the Company issued 2,142,857 shares of 8.34% Series B Cumulative Convertible Preferred stock to Rothschild/Five Arrows.  In addition to the issuance of Series B preferred stock, Parkway issued a warrant to Five Arrows to purchase 75,000 shares of the Company's common stock at a price of $35 for a period of seven years.  During 2003, 200,000 shares of Series B preferred stock were converted into 200,000 shares of Parkway common stock.  As of December 31, 2003, there were 1,942,857 shares of Series B preferred stock outstanding.  Dividends of $6,091,000 and $6,257,000 were declared on the stock in 2003 and 2002, respectively.  There is no public market for Parkway's Series B Cumulative Convertible Preferred stock.

       On June 30, 2003, the Company redeemed all 2,650,000 shares of its 8.75% Series A Cumulative Redeemable Preferred Stock at a redemption price of $25 per share or $66.25 million.  The Series A Preferred Stock was previously listed for trading on the New York Stock Exchange under the symbol "PKY PrA", but is no longer outstanding.  All 2,760,000 authorized shares of Series A Preferred Stock have been reclassified back into common stock.  The redemption was funded from proceeds of the Company's June 2003 issuance of Series D Preferred Stock along with a portion of the proceeds from the Company's March 2003 issuance of common stock.  In connection with the redemption of the Series A Preferred Stock, a $2,619,000 non-cash adjustment for original issue costs was recorded in the second quarter of 2003.

       On June 27, 2003, the Company completed the sale of 2,400,000 shares of 8.00% Series D Cumulative Redeemable Preferred Stock with net proceeds to the Company of approximately $58 million.  The proceeds were used to redeem the Company's 8.75% Series A Cumulative Redeemable Preferred Stock.  The Series D Preferred Stock has a $25 liquidation value per share and will be redeemable at the option of the Company on or after June 27, 2008.  The Company's shares of Series D preferred stock are listed on the New York Stock Exchange and trade under the symbol "PKY PrD".

Supplemental Profit and Loss Information

       Included in operating expenses are taxes, principally property taxes, of $14,607,000, $17,365,000 and $14,893,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Supplemental Cash Flow Information

	Year Ended December 31
	2003	2002	2001
	(In thousands)

Interest paid	$18,735	$24,740	$24,553
Income taxes paid	118	19	142
Mortgage assumed in purchase	21,153	-	-
Restricted shares issued and adjustments	-	-	60
Shares issued in lieu of Directors' fees	76	62	55
Mortgage transferred in sale of 70% interest in
Parkway 233 North Michigan LLC	-	73,289	-
Note receivable from the sale of 70% interest in
Parkway 233 North Michigan LLC	-	747	-
Original issue costs associated with redemption
of preferred stock	2,619	-	-

Litigation

       The Company is not presently engaged in any litigation other than ordinary routine litigation incidental to its business.  Management believes such litigation will not materially affect the consolidated financial position, operations or liquidity of the Company.

 Interest, Rents Receivable and Other Assets

	December 31
	2003	2002
	(In thousands)

Rents receivable (net of reserves)	$ 1,108	$ 775
Straight line rent receivable	7,647	6,942
Other receivables	5,793	5,343
Unamortized lease costs	8,877	7,495
Unamortized loan costs	2,437	1,983
Unamortized intangible assets	7,732	-
Escrow and other deposits	6,709	4,893
Prepaid items	986	1,040
Other assets	1,515	1,288
	$42,804	$29,759

Accounts Payable and Other Liabilities

	December 31
	2003	2002
	(In thousands)
Office property payables:
Accrued expenses and accounts payable	$ 9,694	$11,842
Accrued property taxes	10,360	10,892
Security deposits	2,338	2,041
Corporate payables	3,326	4,099
Deferred compensation plan liability	4,673	-
Dividends payable	2,618	2,772
Deferred gains	861	869
Accrued payroll	1,607	1,455
Interest payable	1,255	1,082
Other payables	331	348
	$37,063	$35,400

Note I - Fair Values of Financial Instruments

 Cash and cash equivalents

       The carrying amounts for cash and cash equivalents approximated fair value at December 31, 2003 and 2002.

 Mortgage loans

       The fair value for the mortgage loan receivable is estimated based on net realizable value and discounted cash flow analysis, using interest rates currently being offered on loans with similar terms to borrowers of similar credit quality.  The fair value of the mortgage loan receivable at December 31, 2003 approximated its carrying amount of $861,000.

       The fair value of the mortgage notes payable without recourse are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.  The aggregate fair value of the mortgage notes payable without recourse at December 31, 2003 was $259,408,000 as compared to its carrying amount of $247,190,000.  The aggregate fair value of the mortgage notes payable without recourse at December 31, 2002 was $224,227,000 as compared to its carrying amount of $209,746,000.

Note J - Selected Quarterly Financial Data (Unaudited):

       Summarized quarterly financial data for the years ended December 31, 2003 and 2002 are as follows (in thousands, except per share data):

	2003
	First	Second	Third	Fourth
Revenues (other than gains)	$ 37,994	$ 36,415	$ 35,771	$ 35,870
Expenses	(30,407)	(28,374)	(27,856)	(29,102)
Equity in earnings of unconsolidated joint ventures	431	623	590	568
Gain on sale of joint venture interests and real estate	1,096	4,545	5,020	-
Minority interest - unit holders	(1)	-	(1)	(1)
Net income	9,113	13,209	13,524	7,335
Original issue costs associated with redemption
of preferred stock	-	(2,619)	-	-
Dividends on preferred stock	(1,449)	(1,503)	(1,200)	(1,200)
Dividends on convertible preferred stock	(1,564)	(1,564)	(1,545)	(1,418)
Net income available to common stockholders	$ 6,100	$ 7,523	$ 10,779	$ 4,717
Net income per common share:
Basic	$ 0.65	$ 0.74	$ 1.04	$ 0.44
Diluted	$ 0.63	$ 0.72	$ 0.96	$ 0.43
Dividends per common share	$ 0.65	$ 0.65	$ 0.65	$ 0.65
Weighted average shares outstanding:
Basic	9,449	10,224	10,411	10,795
Diluted	9,610	10,457	12,790	11,030

	2002
	First	Second	Third	Fourth
Revenues (other than gains)	$ 41,064	$ 39,396	$ 37,453	$ 37,347
Expenses	(32,557)	(31,866)	(30,206)	(30,690)
Equity in earnings of unconsolidated joint ventures	16	133	322	353
Loss on sale of joint venture interest	-	(269)	-	-
Impairment loss on real estate available for sale	-	-	-	(205)
Impairment loss on office property	-	-	-	(1,594)
Minority interest - unit holders	-	(1)	-	(1)
Income before discontinued operations	8,523	7,393	7,569	5,210
Discontinued operations:
Income from discontinued operations	-	47	-	-
Gain on sale of real estate from
discontinued operations	-	770	-	-
Net income	8,523	8,210	7,569	5,210
Dividends on preferred stock	(1,449)	(1,449)	(1,450)	(1,449)
Dividends on convertible preferred stock	(1,564)	(1,565)	(1,564)	(1,564)
Net income available to common stockholders	$ 5,510	$ 5,196	$ 4,555	$ 2,197
Net income per common share:
Basic:
Income before discontinued operations	$ .60	$ .47	$ .49	$ .23
Discontinued operations	-	.09	-	-
Net income	$ .60	$ .56	$ .49	$ .23
Diluted:
Income before discontinued operations	$ .59	$ .46	$ .48	$ .23
Discontinued operations	-	.09	-	-
Net income	$ .59	$ .55	$ .48	$ .23
Dividends per common share	$ .63	$ .63	$ .65	$ .65
Weighted average shares outstanding:
Basic	9,254	9,285	9,329	9,376
Diluted	9,401	9,502	9,493	9,520

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2003

(In thousands)

		Initial Cost to the Company
				Subsequent
			Building and	Capitalized
Description	Encumbrances	Land	Improvements	Costs
Office and Parking Properties:
The Park on Camelback - AZ	$ -	$ 7,478	$ 4,902	$ 290
Hillsboro Center V - FL	-	1,325	12,249	1,682
Hillsboro Center I-IV - FL	-	1,129	7,734	1,138
Southtrust Bank Building - FL	-	785	18,071	1,980
Central Station - FL	-	-	16,511	-
Citrus Center - FL	20,560	4,000	25,263	2,371
Waterstone - GA	-	859	7,207	1,411
Falls Pointe - GA	-	1,431	7,659	1,334
Roswell North - GA	2,336	594	4,072	1,098
Meridian - GA	-	994	9,547	1,839
Lakewood II - GA	5,161	617	10,923	306
Hightower - GA	-	530	6,201	1,551
Pavilion Center - GA	-	510	4,005	507
Peachtree Dunwoody Pavilion- GA	-	9,800	24,558	2,221
One Jackson Place - MS	14,048	1,799	19,730	7,334
City Centre - MS	-	1,662	13,107	2,157
111 Capitol Building - MS	-	915	10,830	4,306
Charlotte Park - NC	-	1,400	12,911	3,618
Carmel Crossing - NC	-	7,800	28,957	1,895
Bank of America Tower - SC	-	316	20,350	2,229
250 Commonwealth - SC	-	381	3,130	825
Atrium at Stoneridge - SC	-	572	7,775	1,122
Capitol Center - SC	20,046	973	37,232	4,130
Forum II & III - TN	-	2,634	13,886	1,517
First Tennessee Plaza - TN	10,820	457	29,499	4,853
Morgan Keegan Tower - TN	18,003	-	36,549	1,858
Cedar Ridge - TN	-	741	8,631	1,474
Falls Building - TN	-	-	7,628	1,374
Toyota Garage - TN	-	727	7,938	80
Bank of America Plaza - TN	19,952	1,464	28,712	1,625
One Park Ten Plaza- TX	9,389	606	6,149	2,756
400 Northbelt - TX	4,418	419	9,655	1,740
Woodbranch - TX	2,128	303	3,805	1,709
Tensor Building- TX	-	273	2,567	665
Ashford II - TX	-	163	2,069	804
Sugar Grove - TX	-	364	7,385	2,527
Honeywell - TX	4,650	856	15,175	966
Schlumberger Building- TX	-	1,039	11,102	2,262
One Commerce Green - TX	-	489	37,103	3,097
Comerica Bank Building - TX	-	1,921	21,222	1,355
550 Greens Parkway - TX	-	1,006	8,014	97
1717 St. James Place - TX	-	430	6,341	610
5300 Memorial - TX	-	682	11,716	1,412
Town & Country - TX	-	436	7,674	1,932
Wells Fargo Building - TX		2,600	8,245	961
Glen Forest Building - VA	-	537	8,503	849
Lynnwood Plaza - VA	-	985	8,306	980
Moorefield II - VA	-	469	4,752	231
Moorefield III - VA	-	490	5,135	502
Town Point Center - VA	-	-	10,756	2,107
Westvaco Building- VA	-	1,265	11,825	1,524
Greenbrier Tower I - VA	-	584	7,503	1,491
Greenbrier Tower II - VA	-	573	7,354	1,173
Winchester Building - VA	-	956	10,852	1,369
Moorefield I - VA	-	260	3,698	652
John Hancock Mortgage (5)	24,000	-	-	-
John Hancock Mortgage (6)	18,800	-	-	-
Teachers Insurance and Annuity
Association (12 properties) (4)	72,879	-	-	-
Total Real Estate Owned	$247,190	$69,599	$682,673	$91,896

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - (Continued)

DECEMBER 31, 2003

(In thousands)

	Gross Amount at Which Carried at Close of Period
					Net Book
		Bldg. &		Accum.	Value of	Year	Year
Description	Land	Imprv.	Total (1)	Depr.	Real Estate	Acquir.	Constructed
Office and Parking Properties:
The Park on Camelback - AZ	$ 7,478	$ 5,192	$ 12,670	$ 232	$ 12,438	2002	1981
Hillsboro V - FL	1,325	13,931	15,256	2,439	12,817	1998	1985
Hillsboro I-IV - FL	1,129	8,872	10,001	1,651	8,350	1998	1985
Southtrust Bank Bldg. - FL	785	20,051	20,836	3,030	17,806	1998	1985
Central Station - FL	-	16,511	16,511	1,413	15,098	2000	1990
Citrus Center - FL	4,000	27,634	31,634	764	30,870	2003	1971
Waterstone - GA	859	8,618	9,477	2,151	7,326	1995	1987
Falls Pointe - GA	1,431	8,993	10,424	1,726	8,698	1996	1990
Roswell North - GA	594	5,170	5,764	1,208	4,556	1996	1986
Meridian - GA	994	11,386	12,380	2,116	10,264	1997	1985
Lakewood II - GA	617	11,229	11,846	1,889	9,957	1997	1986
Hightower - GA	530	7,752	8,282	1,555	6,727	1997	1983
Pavilion Center - GA	510	4,512	5,022	825	4,197	1998	1984
Peachtree Dunwoody Pavilion - GA	9,800	26,779	36,579	272	36,307	2003	1976/80
One Jackson Place - MS	1,799	27,064	28,863	11,393	17,470	1986	1986
City Centre - MS	1,662	15,264	16,926	3,362	13,564	1995	(2)1987
111 Capitol Building - MS	915	15,136	16,051	3,188	12,863	1998	1983
Charlotte Park - NC	1,400	16,529	17,929	3,871	14,058	1997	1982/84/86
Carmel Crossing - NC	7,800	30,852	38,652	86	38,566	2003	1990/97/98
Bank of America Tower - SC	316	22,579	22,895	3,692	19,203	1997	1973
250 Commonwealth - SC	381	3,955	4,336	128	4,208	1998	1986
Atrium at Stoneridge - SC	572	8,897	9,469	1,540	7,929	1998	1986
Capitol Center - SC	973	41,362	42,335	5,131	37,204	1999	1987
Forum II & III - TN	2,634	15,403	18,037	2,844	15,193	1997	1985
First Tennessee Plaza - TN	457	34,352	34,809	5,937	28,872	1997	1978
Morgan Keegan Tower - TN	-	38,407	38,407	6,366	32,041	1997	1985
Cedar Ridge - TN	741	10,105	10,846	1,849	8,997	1998	1982
Falls Building - TN	-	9,002	9,002	1,395	7,607	1998	(3)1982/84/90
Toyota Garage - TN	727	8,018	8,745	750	7,995	2000	2000
Bank of America Plaza - TN	1,464	30,337	31,801	1,506	30,295	2001	1977
One Park Ten Plaza- TX	606	8,905	9,511	2,610	6,901	1996	1982
400 Northbelt - TX	419	11,395	11,814	2,684	9,130	1996	1982
Woodbranch - TX	303	5,514	5,817	1,491	4,326	1996	1982
Tensor Building- TX	273	3,232	3,505	602	2,903	1996	1983
Ashford II - TX	163	2,873	3,036	610	2,426	1997	1979
Sugar Grove - TX	364	9,912	10,276	1,995	8,281	1997	1982
Honeywell - TX	856	16,141	16,997	2,356	14,641	1997	1983
Schlumberger Building - TX	1,039	13,364	14,403	2,306	12,097	1998	1983
One Commerce Green - TX	489	40,200	40,689	6,584	34,105	1998	1983
Comerica Bank Bldg. - TX	1,921	22,577	24,498	3,696	20,802	1998	1983
550 Greens Pkwy. - TX	1,006	8,111	9,117	466	8,651	2001	1999
1717 St. James Place - TX	430	6,951	7,381	307	7,074	2002	1975/94
5300 Memorial - TX	682	13,128	13,810	536	13,274	2002	1982
Town & Country - TX	436	9,606	10,042	377	9,665	2002	1982
Wells Fargo Building - TX	2,600	9,206	11,806	98	11,708	2003	1978
Glen Forest Building - VA	537	9,352	9,889	1,389	8,500	1998	1985
Lynnwood Plaza - VA	985	9,286	10,271	1,499	8,772	1998	1986
Moorefield II - VA	469	4,983	5,452	779	4,673	1998	1985
Moorefield III - VA	490	5,637	6,127	940	5,187	1998	1985
Town Point Center - VA	-	12,863	12,863	2,189	10,674	1998	1987
Westvaco Building- VA	1,265	13,349	14,614	2,258	12,356	1998	1986
Greenbrier Tower I - VA	584	8,994	9,578	1,621	7,957	1997	1985/87
Greenbrier Tower II - VA	573	8,527	9,100	1,542	7,558	1997	1985/87
Winchester Building - VA	956	12,221	13,177	1,671	11,506	1998	1987
Moorefield I - VA	260	4,350	4,610	558	4,052	1999	1984
John Hancock Mortgage	-	-	-	-	-	-	-
John Hancock Mortgage	-	-	-	-	-	-	-
Teachers Insurance and Annuity
Association (12 properties) (4)	-	-	-	-	-	-	-
Total Real Estate Owned	$69,599	$774,569	$844,168	$115,473	$728,695

(1)     The aggregate cost for federal income tax purposes was approximately $837,224.

(2)     For City Centre, this is the date of a major renovation.

(3)     For the Falls Building, these are the dates of major renovations.

(4)     The properties secured on the TIAA loan are Comerica Bank Building, One Commerce Green, Charlotte Park, Cedar Ridge,

         Greenbrier I and II, Lynnwood Plaza, Glen Forest, Moorefield II, Moorefield III, Westvaco, Hillsboro I-IV and Hillsboro V.

(5)     The properties secured on the John Hancock loan are 1717 St. James Place, 5300 Memorial and Town & Country.

(6)     The properties secured on the John Hancock loan are The Park on Camelback, Sugar Grove and 550 Greens Parkway.

NOTE TO SCHEDULE III

As of December 31, 2003 and 2002

(In thousands)

       A summary of activity for real estate and accumulated depreciation is as follows:

	December 31
	2003	2002
Real Estate:
Office and Parking Properties:
Balance at beginning of year	$806,000	$875,889
Additions:
Acquisitions and improvements	137,171	113,136
Office and parking redevelopment	-	230
Cost of real estate sold or disposed	(26,930)	(3,611)
Impairment of office property	-	(2,219)
Joint venture of office properties	(72,073)	(177,425)
Balance at end of year	844,168	$806,000

Accumulated Depreciation:
Balance at beginning of year	$ 99,449	$ 80,029
Depreciation expense	24,955	25,315
Real estate sold or disposed	(5,146)	(1,119)
Impairment of office property	-	(625)
Joint venture of office properties	(3,785)	(4,151)
Balance at end of year	115,473	$ 99,449

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

       None.

 Item 9A.  Controls and Procedures.

       The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Parkway's disclosure controls and procedures as of December 31, 2003.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Parkway's disclosure controls and procedures were effective as of December 31, 2003.  There were no material changes in the Company's internal control over financial reporting during the fourth quarter of 2003.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

 Item 14.  Principal Accountant Fees and Services.

        The Registrant's definitive proxy statement which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the Registrant's fiscal year is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)   1            Consolidated Financial Statements

                      Report of Independent Auditors

                      Consolidated Balance Sheets-as of December 31, 2003 and 2002

                      Consolidated Statements of Income-for the years ended December 31, 2003, 2002 and 2001

                      Consolidated Statements of Cash Flows-for the years ended December 31, 2003, 2002 and 2001

                      Notes to Consolidated Financial Statements

        2            Consolidated Financial Statement Schedules

                      Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2003

                      Notes to Schedule III

                  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

        3            Form 10-K Exhibits required by Item 601 of Regulation S-K:

        Exhibit

        No.        Description

        3.1         Articles of Incorporation, as amended, of Parkway (incorporated by reference to Exhibit B to The Parkway Company's Proxy Material for its Annual Meeting of Stockholders held on July 18, 1996).

       3.2         Bylaws of Parkway (incorporated by reference to Exhibit 4(c) to the Company's Registration Statement on Form S-B filed October 13, 1999).

     3.3        Articles Supplementary of the Registrant dated October 6, 2000 creating the Registrant's Series B Convertible Cumulative Preferred Stock (incorporated by reference to the Registrant's Form 8-K filed October 10, 2000).

     3.4         Articles Supplementary creating the Series C Preferred Stock of the Company (incorporated by reference to Amendment No. 1 to the Company's Form 8-A filed March 4, 2002).

       3.5         Articles Supplementary creating the Company's Series D Cumulative Redeemable Preferred Stock (incorporated by reference to the Company's Form 8-A filed May 29, 2003).

       4.1         Investment Agreement dated as of October 6, 2000 between the Registrant and Five Arrows Realty Securities III L.L.C. (incorporated by reference to the Registrant's Form 8-K filed October 10, 2000).

        4.2         Operating Agreement dated as of October 6, 2000 between the Registrant and Five Arrows Realty Securities III L.L.C. (incorporated by reference to the Registrant's Form 8-K filed October 10, 2000).

       4.3        Agreement and Waiver between the Registrant and Five Arrows Realty Securities III L.L.C. (incorporated by reference to the Registrant's Form 8-K filed October 10, 2000).

      4.4         Common Stock Purchase Warrant dated as of October 6, 2000 issued by the Registrant to Five Arrows Realty Securities III L.L.C. (incorporated by reference to the Registrant's Form 8-K filed October 10, (2000).

         10          Material Contracts:

        10.1       Form of Change-in-Control Agreement that Registrant has entered into with Leland R. Speed, Steven G. Rogers, Sarah P. Clark and Marshall A. Loeb (incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1996).

        10.2       Form of Change-in-Control Agreement that the Registrant has entered into with David R. Fowler, G. Mitchel Mattingly, Regina P. Shows, Jack R. Sullenberger and James M. Ingram (incorporated by the Registrant's Form 10-KSB for the year ended December 31, 1996).

        10.3       The Registrant's 1997 Non-Employee Directors Stock Ownership Plan (incorporated by references to Appendix B in the Registrant's Proxy Material for its June 6, 1997 Annual Meeting).

        10.4       Form of First Amendment to Change-in-Control Agreement (incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1999).

        10.5       Amended and Restated Agreement of Limited Partnership of Parkway Properties LP, including Amended and Restated Exhibit A of the Amended and Restated Agreement of Limited Partnership (incorporated by reference to the Registrant's Form 8-K filed July 15, 1998).

        10.6       Admission Agreement between Parkway Properties LP and Lane N. Meltzer (incorporated by reference to the Registrant's Form 8-K filed July 15, 1998).

        10.7       Promissory Note between Parkway Properties LP and Teachers Insurance and Annuity Association of America (incorporated by reference to the Registrant's Form 8-K filed July 15, 1998).

        10.8       Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Parkway Properties LP as borrower for the benefit of Teachers Insurance and Annuity Association of America as lender (incorporated by reference to the Registrant's Form 8-K filed July 15,1998).

        10.9      Conversion and Note Agreement between Parkway Properties LP, Parkway Properties, Inc. and Teachers Insurance and Annuity Association of America (incorporated by reference to the Registrant's Form  8-K filed July 15, 1998).

        10.10     Parkway Properties, Inc. 1994 Stock Option and Long-Term Incentive Plan (incorporated by reference to Appendix A  to the Company's proxy material for its June 3, 1999 Annual Meeting).

       10.11    Purchase and Sale Agreement between TST 233 N. Michigan, L.L.C., a Delaware limited liability company, and Parkway Properties LP, a Delaware limited partnership (incorporated by reference to the Registrant's Form 8-K filed June 21, 2001).

        10.12    Amended and Restated Credit Agreement among Parkway Properties LP; The Chase Manhattan Bank; Deutsche Banc Alex Brown Inc.; First Union National Bank; PNC Bank, National Association; and Wells Fargo Bank National Association and the Lenders (incorporated by reference to the Registrant's Form 10-Q filed August 14, 2001).

        10.13   Working Capital Line of Credit Agreement between Parkway Properties LP and PNC Bank, National Association (incorporated by reference to the Registrant's Form10-Q filed November 13, 2001).

       10.14     Purchase and Sale Agreement by and among Parkway Properties LP, a Delaware limited partnership; Parkway Properties, Inc., a Maryland corporation and Chicago OfficeInvest LLC, a Delaware limited liability company (incorporated by reference to the Registrant's Form 8-K filed June 6, 2002).

        10.15     Credit Agreement by and among Parkway Properties LP, a Delaware limited partnership; JPMorgan Chase Bank, as Administrative Agent; Wachovia Bank, National Association, as Syndication Agent and the Lenders (incorporated by reference to the Registrant's Form 8-K filed June 6, 2002).

       10.16     Agreement and Second Amendment to Working Capital Line of Credit Agreement between Parkway Properties LP and PNC Bank, National Association (incorporated by reference to the Registrant's Form 10-Q filed November 8, 2002).

       10.17     Credit Agreement dated February 6, 2004 by and among Parkway Properties LP; Wachovia Capital Markets, LLC as sole lead arranger and sole book runner; Wachovia Bank, National Association as administrative agent; PNC Bank, National Association as syndication agent; Bank One, NA as co-documentation agent; Wells Fargo Bank, NA as co-documentation agent and the Lenders (filed herewith).

       10.18     Indenture of Mortgage, Security Agreement Financing Statement Fixture Filing and Assignment of Leases, Rents and Security Deposits dated June 22, 2001 made by Parkway 233 North Michigan, LLC to German American Capital Corporation (incorporated by reference to the Registrant's Form 8-K filed July 3, 2001).

       10.19     Promissory Note made as of June 22, 2001 by Parkway 233 North Michigan, LLC in favor of German American Capital Corporation (incorporated by reference to the Registrant's Form 8-K filed July 3, 2001).

       10.20     Amended and Restated Credit Agreement among Parkway Properties LP; JP Morgan Chase Bank; Wachovia Bank, National Association and the Lenders (incorporated by reference to the Company's Form 10-Q filed August 13, 2003).

       10.21     Agreement and Third Amendment to Working Capital Line of Credit Agreement among Parkway Properties LP and PNC Bank, National Association (incorporated by reference to the Company's Form 10-Q filed August 13, 2003).

       10.22     Agreement and Fourth Amendment to Working Capital Line of Credit Agreement among Parkway Properties LP and PNC Bank, National Association (incorporated by reference to the Company's Form 10-Q filed August 13, 2003).

       10.23     Parkway Properties, Inc. 2003 Equity Incentive Plan (incorporated by reference to Appendix B to the Company's proxy materials for its May 8, 2003 Annual Meeting).

        21          Subsidiaries of the Registrant (filed herewith).

        23          Consent of Ernst & Young LLP(filed herewith).

        31.1       Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2       Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1       Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2       Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.1       The Company Amended and Restated Shareholder Rights Plan dated February 21, 2002 (incorporated by reference to Amendment No. 1 to the Registrant's Form 8-A filed March 4, 2002).

(b)     Reports on Form 8-K

        (1)         8-K Filed - October 31, 2003

                      Reporting the purchase of the Peachtree Dunwoody Pavilion in Atlanta, Georgia and the Wells Fargo Building in Houston, Texas.

        (2)         8-K Filed - November 3, 2003

                      Regulation FD Disclosure.  Press release of the Company announcing the results of operations for the quarter ended September 30, 2003.

 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKWAY PROPERTIES, INC.
Registrant

/s/ Steven G. Rogers
Steven G. Rogers
President, Chief Executive
Officer and Director
March 10, 2004

/s/ Marshall A. Loeb
Marshall A. Loeb
Chief Financial Officer
March 10, 2004

/s/ Mandy M. Pope
Mandy M. Pope
Chief Accounting Officer
March 10, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Daniel P. Friedman	/s/ Michael J. Lipsey
Daniel P. Friedman, Director	Michael J. Lipsey, Director
March 10, 2004	March 10, 2004

/s/ Roger P. Friou	/s/ Joe F. Lynch
Roger P. Friou, Director	Joe F. Lynch, Director
March 10, 2004	March 10, 2004

/s/ Martin L. Garcia	/s/ Steven G. Rogers
Martin L. Garcia, Director	Steven G. Rogers
March 10, 2004	President, Chief Executive Officer and Director
March 10, 2004

/s/ Matthew W. Kaplan	/s/ Leland R. Speed
Matthew W. Kaplan, Director	Leland R. Speed
March 10, 2004	Chairman of the Board and Director
March 10, 2004

/s/ Lenore M. Sullivan
Lenore M. Sullivan, Director
March 10, 2004