Form 10-Q
period 2004-03-31
PARKWAY PROPERTIES INC
filed 2004-05-05
CIK 729237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒                                                Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2004
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

Yes   ☒   No  ☐

       10,986,965 shares of Common Stock, $.001 par value, were outstanding as of May 5, 2004.

PARKWAY PROPERTIES, INC.

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED MARCH 31, 2004

Page

Part I. Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets, March 31, 2004 and December 31, 2003	3

	Consolidated Statements of Income for the Three Months Ended
	March 31, 2004 and 2003	4

	Consolidated Statements of Stockholders' Equity for the Three Months Ended
	March 31, 2004 and 2003	5

	Consolidated Statements of Cash Flows for the Three Months Ended
	March 31, 2004 and 2003	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	22

Part II. Other Information

Item 6.	Exhibits and Reports on Form 8-K	22

Signatures

Authorized signatures		23

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31	December 31
	2004	2003
	(Unaudited)
Assets
Real estate related investments:
Office and parking properties	$ 900,928	$ 844,168
Accumulated depreciation	(124,418)	(115,473)
	776,510	728,695

Land available for sale	3,528	3,528
Note receivable from Moore Building Associates LP	-	5,926
Mortgage loans	-	861
Investment in unconsolidated joint ventures	20,011	20,026
	800,049	759,036

Interest, rents receivable and other assets	40,508	42,804
Cash and cash equivalents	1,681	468
	$ 842,238	$ 802,308

Liabilities
Notes payable to banks	$ 150,889	$ 110,075
Mortgage notes payable without recourse	251,384	247,190
Accounts payable and other liabilities	28,407	37,022
	430,680	394,287

Minority Interest
Minority Interest - unit holders	40	41
Minority Interest - real estate partnerships	4,015	-
	4,055	41

Stockholders' Equity
8.34% Series B Cumulative Convertible Preferred stock, $.001 par value, 2,142,857 shares authorized, 1,867,857 and 2,942,857
shares issued and outstanding in 2004 and 2003, respectively	65,375	68,000
Series C Preferred stock, $.001 par value, 400,000 shares authorized,
no shares issued	-	-
8.00% Series D Preferred stock, $.001 par value, 2,400,000 shares
authorized, issued and outstanding	57,976	57,976
Common stock, $.001 par value, 65,057,143 shares authorized,
10,974,187 and 10,808,131 shares issued and outstanding in
2004 and 2003, respectively	11	11
Excess stock, $.001 par value, 30,000,000 shares authorized,
no shares issued	-	-
Common stock held in trust, at cost, 128,000 shares	(4,321)	(4,321)
Additional paid-in capital	257,672	252,695
Unearned compensation	(4,437)	(4,634)
Accumulated other comprehensive loss	(40)	-
Retained earnings	35,267	38,253
	407,503	407,980
	$ 842,238	$ 802,308

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended
	March 31
	2004	2003
	(Unaudited)

Revenues
Income from office and parking properties	$ 36,907	$ 37,057
Management company income	406	461
Interest on note receivable from Moore Building Associates LP	-	202
Incentive management fee from Moore Building Associates LP	-	68
Other income and deferred gains	14	206
	37,327	37,994
Expenses
Office and parking properties:
Operating expense	17,569	16,562
Interest expense:
Contractual	4,512	3,970
Prepayment expenses	271	-
Amortization of loan costs	89	57
Depreciation and amortization	7,629	7,354
Operating expense for other real estate properties	10	10
Interest expense on bank notes:
Contractual	834	1,029
Amortization of loan costs	112	177
Management company expenses	76	66
General and administrative	1,034	1,182
	32,136	30,407

Income before equity in earnings, gain and minority interest	5,191	7,587

Equity in earnings of unconsolidated joint ventures	743	431
Gain on note receivable and sale of joint venture interest	774	1,096
Minority interest - unit holders	-	(1)
Minority interest - real estate partnerships	22	-

Net Income	6,730	9,113

Change in market value of interest rate swap	(40)	52
Comprehensive income	$ 6,690	$ 9,165

Net income available to common stockholders:
Net income	$ 6,730	$ 9,113
Dividends on preferred stock	(1,200)	(1,449)
Dividends on convertible preferred stock	(1,409)	(1,564)
Net income available to common stockholders	$ 4,121	$ 6,100

Net income per common share:
Basic	$ 0.38	$ 0.65
Diluted	$ 0.37	$ 0.63

Dividends per common share	$ 0.65	$ 0.65

Weighted average shares outstanding:
Basic	10,864	9,449
Diluted	11,095	9,610

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Three Months Ended
	March 31
	2004	2003
	(Unaudited)

8.75% Series A Preferred stock, $.001 par value
Balance at beginning of period	$ -	$ 66,250
Balance at end of period	-	66,250

8.34% Series B Cumulative Convertible
Preferred stock, $.001 par value
Balance at beginning of period	68,000	75,000
Conversion of preferred stock to common stock	(2,625)	-
Balance at end of period	65,375	75,000

8.00% Series D Preferred stock, $.001 par value
Balance at beginning of period	57,976	-
Balance at end of period	57,976	-

Common stock, $.001 par value
Balance at beginning of period	11	9
Shares issued - stock offering	-	1
Balance at end of period	11	10

Common stock held in trust
Balance at beginning of period	(4,321)	-
Shares contributed to deferred compensation plan	-	(4,321)
Balance at end of period	(4,321)	(4,321)

Additional paid-in capital
Balance at beginning of period	252,695	199,979
Stock options exercised	2,230	924
Shares issued - employee excellence recognition program	-	2
Shares issued - DRIP plan	122	80
Shares issued - stock offering	-	24,268
Conversion of preferred stock to common stock	2,625	-
Purchase of Company stock	-	(366)
Balance at end of period	257,672	224,887

Unearned compensation
Balance at beginning of period	(4,634)	-
Amortization of unearned compensation	197	-
Balance at end of period	(4,437)	-

Accumulated other comprehensive income (loss)
Balance at beginning of period	-	(170)
Change in market value of interest rate swaps	(40)	52
Balance at end of period	(40)	(118)

Retained earnings
Balance at beginning of period	38,253	35,753
Net income	6,730	9,113
Preferred stock dividends declared	(1,200)	(1,449)
Convertible preferred stock dividends declared	(1,409)	(1,564)
Common stock dividends declared	(7,107)	(6,106)
Balance at end of period	35,267	35,747

Total stockholders' equity	$ 407,503	$ 397,455

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31
	2004	2003
	(Unaudited)

Operating activities
Net income	$ 6,730	$ 9,113
Adjustments to reconcile net income to cash provided by
operating activities:
Depreciation and amortization	7,629	7,354
Amortization of above (below) market leases	76	-
Amortization of loan costs	201	234
Amortization of unearned compensation	197	-
Gain on note receivable and sale of joint venture interest	(774)	(1,096)
Equity in earnings of unconsolidated joint ventures	(743)	(431)
Changes in operating assets and liabilities:
Decrease in receivables and other assets	1,457	1,862
Decrease in accounts payable and accrued expenses	(8,551)	(10,053)

Cash provided by operating activities	6,222	6,983

Investing activities
Payments received on mortgage loans	774	2
Distributions from unconsolidated joint ventures	758	770
Investments in unconsolidated joint ventures	-	(272)
Purchases of real estate related investments	(26,506)	(12,700)
Proceeds from sale of joint venture interests and real estate	-	54,311
Improvements to real estate related investments	(4,647)	(5,926)

Cash (used in) provided by investing activities	(29,621)	36,185

Financing activities
Principal payments on mortgage notes payable	(9,645)	(2,705)
Net proceeds from (payments on) bank borrowings	40,774	(55,687)
Stock options exercised	2,230	924
Dividends paid on common stock	(7,014)	(6,106)
Dividends paid on preferred stock	(2,618)	(3,013)
Purchase of Company stock	-	(366)
Proceeds from DRIP Plan	122	80
Proceeds from stock offerings	-	24,269

Cash provided by (used in) financing activities	23,849	(42,604)

Impact on cash of consolidation of MBALP	763	-

Change in cash and cash equivalents	1,213	564

Cash and cash equivalents at beginning of period	468	1,594

Cash and cash equivalents at end of period	$ 1,681	$ 2,158

See notes to consolidated financial statements.

Parkway Properties, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2004

(1)   Basis of Presentation

        The consolidated financial statements include the accounts of Parkway Properties, Inc. ("Parkway" or "the Company") and its subsidiaries.  All significant intercompany transactions and accounts have been eliminated.

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

       The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  All such adjustments are of a normal recurring nature.  Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.  The financial statements should be read in conjunction with the annual report and the notes thereto.

       The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

       Effective January 1, 2004, Parkway began consolidating its ownership interest in Moore Building Associates LP ("MBALP").  Parkway has less than .1% ownership interest in MBALP and acts as the managing general partner of this partnership.  MBALP was established for the purpose of owning a commercial office building (the Toyota Center in Memphis, Tennessee) and is primarily funded with financing from a third party lender, which is secured by a first lien on the rental property of the partnership.  The creditors of MBALP do not have recourse to Parkway.  In acting as the general partner, Parkway is committed to providing additional funding to meet partnership operating deficits up to an aggregate amount of $1 million.

       Parkway receives income from MBALP in the form of interest from a construction note receivable, incentive management fees and property management fees.  As a result of the consolidation of MBALP, Parkway has eliminated any intercompany asset, liability, revenue and expense accounts between Parkway and MBALP.

(2)   Reclassifications

       Certain reclassifications have been made in the 2003 consolidated financial statements to conform to the 2004 classifications.

 (3)  Supplemental Cash Flow Information

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

	Three Months Ended
	March 31
	2004	2003
	(in thousands)
Cash paid for interest	$ 5,154	$ 4,957
Income taxes (refunded) paid	(6)	1
Mortgage assumed in purchase	-	19,665

(4)  Transactions

        On January 29, 2004, the Company purchased Maitland 200, a 206,000 square-foot, four-story office building located in the Maitland Center submarket of Orlando, Florida.  Maitland 200 is 84% occupied and 95% leased and was purchased for $26.3 million plus $1.4 million in closing costs and anticipated capital expenditures and leasing costs during the first two years of ownership.  The purchase was funded with the Company's existing lines of credit and represents the reinvestment of proceeds from the sale of properties through joint ventures in 2003.  Maitland 200 was constructed in 1984 and includes 885 surface parking spaces on 10.27 acres.

       On February 6, 2004, the Company closed a new three-year $170,000,000 line of credit led by Wachovia Bank and syndicated to ten other banks. The interest rate on the line is equal to the 30-day LIBOR rate plus 100 to 132.5 basis points (currently 117.5 basis points), depending upon overall Company leverage.  The new line replaces the line of credit with JP Morgan Chase Bank in the amount of $135,000,000, which was scheduled to mature June 2004. The new line with Wachovia affords the Company greater financial flexibility at a lower interest cost.

       Effective February 24, 2004, the Company entered into an interest rate swap agreement with a notional amount of $60 million.  The interest rate swap agreement fixed the 30-day LIBOR interest rate at 1.293%, which equates to a current interest rate of 2.468%.  The agreement matures December 31, 2004.

(5)  Investment in Unconsolidated Joint Ventures

       As of March 31, 2004, the Company is invested in four joint ventures.  As required by generally accepted accounting principles, these joint ventures are accounted for using the equity method of accounting, as Parkway has significant influence over, but does not control any of these joint ventures and is not the primary beneficiary.  As a result, the assets and liabilities of the joint ventures are not included on Parkway's consolidated balance sheets as of March 31, 2004.  Information relating to the unconsolidated joint ventures is detailed below (in thousands).

				Parkway's
			Square	Ownership	Percentage
Joint Ventures	Property Name	Location	Feet	Interest	Leased

Parkway 233 North Michigan, LLC	233 North Michigan Avenue	Chicago, IL	1,070	30%	91.7%
Phoenix OfficeInvest, LLC	Viad Corporate Center	Phoenix, AZ	481	30%	94.4%
Parkway Joint Venture, LLC	UBS Building/River Oaks	Jackson, MS	170	20%	92.1%
Wink-Parkway Partnership	Wink Building	New Orleans, LA	32	50%	100.0%
			1,753		92.6%

       Balance sheet information for the unconsolidated joint ventures is summarized below as of March 31, 2004 and December 31, 2003 (in thousands):

Balance Sheet Information
	March 31, 2004
	233 North	Viad Corp	Wink	Jackson	Combined
	Michigan	Center	Building	JV	Total

Unconsolidated Joint Ventures:
Real Estate, Net	$ 170,590	$ 59,347	$ 1,277	$ 16,747	$ 247,961
Other Assets	12,960	3,461	192	246	16,859
Total Assets	183,550	62,808	1,469	16,993	264,820

Mortgage Debt (a)	$ 101,547	$ 42,500	$ 508	$ 11,400	$ 155,955
Other Liabilities	8,246	2,563	15	205	11,029
Partners' and Shareholders' Equity	73,757	17,745	946	5,388	97,836
Total Liabilities and
Partners'/Shareholders' Equity	$ 183,550	$ 62,808	$ 1,469	$ 16,993	$ 264,820

Parkway's Share of Unconsolidated Joint Ventures:
Real Estate, Net (a)	$ 51,177	$ 17,804	$ 638	$ 3,349	$ 72,968
Mortgage Debt (a)	$ 30,464	$ 12,750	$ 254	$ 2,280	$ 45,748
Net Investment in Joint Ventures (a)	$ 15,040	$ 4,478	$ 473	$ 20	$ 20,011

December 31, 2003
	233 North	Viad Corp	Wink	Jackson	Combined
	Michigan	Center	Building	JV	Total

Unconsolidated Joint Ventures:
Real Estate, Net	$ 171,396	$ 59,587	$ 1,282	$ 16,595	$ 248,860
Other Assets	13,417	2,939	158	723	17,237
Total Assets	$ 184,813	$ 62,526	$ 1,440	$ 17,318	$ 266,097

Mortgage Debt (a)	$ 102,002	$ 42,500	$ 526	$ 11,442	$ 156,470
Other Liabilities	9,054	2,048	4	434	11,540
Partners' and Shareholders' Equity	73,757	17,978	910	5,442	98,087
Total Liabilities and
Partners'/Shareholders' Equity	$ 184,813	$ 62,526	$ 1,440	$ 17,318	$ 266,097

Parkway's Share of Unconsolidated Joint Ventures:
Real Estate, Net (a)	$ 51,419	$ 17,876	$ 641	$ 3,319	$ 73,255
Mortgage Debt (a)	$ 30,601	$ 12,750	$ 263	$ 2,288	$ 45,902
Net Investment in Joint Ventures (a)	$ 14,963	$ 4,577	$ 455	$ 31	$ 20,026

       (a)  The mortgage debt, all of which is non-recourse, is collateralized by the individual real estate properties within each venture.

        The terms related to Parkway's share of unconsolidated joint venture mortgage debt are summarized below (in thousands):

				Monthly	Loan	Loan
	Type of	Interest		Debt	Balance	Balance
Joint Venture	Debt Service	Rate	Maturity	Service	03/31/04	12/31/03

233 North Michigan Avenue	Amortizing	7.350%	07/11/11	$229	$30,464	$30,601
Viad Corporate Center	Interest Only	LIBOR + 2.600%	03/11/05	45	12,750	12,750
Jackson JV	Amortizing	5.840%	05/01/13	70	2,280	2,288
Wink Building	Amortizing	8.625%	07/01/09	5	254	263
				$349	$45,748	$45,902

Weighted average interest rate at end of period					6.38%	6.40%

     The following table presents Parkway's share of principal payments due for mortgage debt in unconsolidated joint ventures (in thousands):

	233 North	Viad Corporate	Wink	Jackson
	Michigan	Center	Building	JV	Total
2004*	$ 424	$ -	$ 29	$ 26	$ 479
2005	602	12,750	42	37	13,431
2006	647	-	45	39	731
2007	696	-	50	41	787
2008	747	-	54	44	845
2009	803		34	46	883
Thereafter	26,545	-	-	2,047	28,592
	$ 30,464	$ 12,750	$ 254	$ 2,280	$ 45,748

*Remaining nine months

       Income statement information for the unconsolidated joint ventures is summarized below for the three months ending March 31, 2004 and 2003 (in thousands):

Results of Operations
	Three Months Ended March 31, 2004
	233 North	Viad Corp	Wink	Jackson	Combined
	Michigan	Center	Building	JV	Total

Unconsolidated Joint Ventures (100%):
Revenues	$ 8,940	$ 2,828	$ 77	$ 716	$ 12,561
Operating Expenses	(3,695)	(1,208)	(23)	(301)	(5,227)
Net Operating Income	5,245	1,620	54	415	7,334
Interest Expense	(1,833)	(454)	(11)	(167)	(2,465)
Loan Cost Amortization	(29)	(93)	(1)	(1)	(124)
Depreciation and Amortization	(1,362)	(380)	(6)	(88)	(1,836)
Preferred Distributions	(405)	-	-	-	(405)
Net Income	$ 1,616	$ 693	$ 36	$ 159	$ 2,504

Parkway's Share of Unconsolidated Joint Ventures:
Net Income	$ 485	$ 208	$ 18	$ 32	$ 743
Depreciation and Amortization	$ 409	$ 114	$ 3	$ 17	$ 543
Interest Expense	$ 550	$ 136	$ 6	$ 33	$ 725
Loan Cost Amortization	$ 9	$ 28	$ -	$ -	$ 37
Preferred Distributions	$ 121	$ -	$ -	$ -	$ 121

	Three Months Ended March 31, 2003
	233 North	Viad Corp	Wink	Jackson	Combined
	Michigan	Center	Building	JV	Total

Unconsolidated Joint Ventures (100%):
Revenues	$ 8,500	$ 844	$ 76	$ -	$ 9,420
Operating Expenses	(3,745)	(378)	(18)	-	(4,141)
Net Operating Income	4,755	466	58	-	5,279
Interest Expense	(1,865)	(144)	(13)	-	(2,022)
Loan Cost Amortization	(30)	(31)	(1)	-	(62)
Depreciation and Amortization	(1,238)	(117)	(5)	-	(1,360)
Preferred Distributions	(425)	-	-	-	(425)
Net Income	$ 1,197	$ 174	$ 39	$ -	$ 1,410

Parkway's Share of Unconsolidated Joint Ventures:
Net Income	$ 359	$ 52	$ 20	$ -	$ 431
Depreciation and Amortization	$ 371	$ 35	$ 3	$ -	$ 409
Interest Expense	$ 560	$ 43	$ 6	$ -	$ 609
Loan Cost Amortization	$ 9	$ 9	$ -	$ -	$ 18
Preferred Distributions	$ 128	$ -	$ -	$ -	$ 128

       Parkway received distributions from unconsolidated joint ventures as follows (in thousands):

	Three Months Ended
	March 31
	2004	2003
233 North Michigan	$ 408	$ 445
Viad Corporate Center	307	325
Jackson JV	43	-
	$ 758	$ 770

(6)  Stock based compensation

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

	Three Months Ended
	March 31
	2004	2003
Net income available to common stockholders	$ 4,121	$ 6,100
Stock based employee compensation costs assuming fair value method	(90)	(93)
Pro forma net income available to common stockholders	$ 4,031	$ 6,007
Pro forma net income per common share:
Basic:
Net income available to common stockholders	$ .38	$ .65
Stock based employee compensation costs assuming fair value method	(.01)	(.01)
Pro forma net income per common share	$ .37	$ .64
Diluted:
Net income available to common stockholders	$ .37	$ .63
Stock based employee compensation costs assuming fair value method	(.01)	(.01)
Pro forma net income per common share	$ .36	$ .62

       The Company also accounts for restricted stock in accordance with APB No. 25 and accordingly, compensation expense is recognized over the expected vesting period.  At the Annual Meeting of Stockholders held May 8, 2003, shareholders approved the 2003 Equity Incentive Plan for officers and employees of the Company.  Under the Plan, 142,000 restricted shares of common stock have been granted to officers of the Company.  Beginning in 2003, Parkway replaced the grant of stock options with the grant of restricted shares or share equivalents to employees and officers of the Company.  Accordingly, 5,246 deferred incentive share units were granted to employees of the Company in 2003 in lieu of a similar value of stock options.  Compensation expense related to the restricted stock and deferred incentive shares units of $197,000 was recognized for the three months ending March 31, 2004.

 (8)   Subsequent Events

        On April 2, 2004, the Company purchased Capital City Plaza, a 410,000 square-foot, 17-story Class A office building in the Buckhead submarket of Atlanta, Georgia.  The acquisition also includes an adjoining five-story parking garage containing 726 spaces, a surface parking lot containing 81 parking spaces and rights to an adjacent lot containing 349 parking spaces.  The property is currently 92% leased and was acquired for $76.3 million plus $2.3 million in closing costs and anticipated capital expenditures and leasing costs during the first two years of ownership.  The purchase was funded with the Company's existing lines of credit, assumption of an existing non-recourse first mortgage of approximately $44 million and the issuance of $15.5 million in preferred membership interests to the seller.  The mortgage matures in August 2008 and bears interest at 6.75%.  In accordance with generally accepted accounting principles, the mortgage will be recorded at approximately $49 million to reflect the fair value of the financial instrument based on the rate of 3.7% on the date of purchase.  The preferred membership interests pay the seller a 7% coupon rate and were issued to accommodate their tax planning needs.  The seller has the right to redeem $5.5 million of the membership interests within six months of closing and $10 million of the membership interests within nine months of closing.  Parkway has the right to retire the preferred interest 40 months after closing.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

       Parkway is a self-administered and self-managed REIT specializing in the acquisition, operations and leasing of office properties.  The Company is geographically focused on the Southeastern and Southwestern United States and Chicago.  As of April 30, 2004 Parkway owned or had an interest in 61 office properties located in eleven states with an aggregate of approximately 11.3 million square feet of leasable space.  The Company generates revenue primarily by leasing office space to its customers and providing management and leasing services to third-party office property owners (including joint venture interests).  The primary drivers behind Parkway's revenues are occupancy, rental rates and customer retention.

       Occupancy.  Parkway's revenues are dependent on the occupancy of its office buildings.  As a result of job losses and oversupply of office properties in some markets, vacancy rates have increased nationally and in Parkway's markets.  The office sector currently is experiencing the highest vacancies in a decade.  As of April 1, 2004, occupancy of Parkway's office portfolio was 88.4% compared to 87.9% as of January 1, 2004 and 92.1% as of April 1, 2003.  Not included in the April 1, 2004 occupancy rate are 41 signed leases totaling 255,000 square feet, which commence during the second through third quarters of 2004, and Capital City Plaza occupied square footage of 378,000.  After adjusting for the additional leasing and Capital City Plaza occupancy, Parkway's percentage leased is raised to 90.8%.  To combat rising vacancy, Parkway utilizes innovative approaches to produce new leases.  These include the Broker Bill of Rights, a short-form lease and customer advocacy programs which are models in the industry and have helped the Company maintain occupancy around 90% during a time when the national occupancy rate is approximately 83%.  Parkway projects occupancy ranging from 87% to 91% in 2004 for its office properties.

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

       Customer Retention.  Keeping our existing customers is important as high customer retention leads to increased occupancy, less downtime between leases, and reduced tenant improvement and leasing costs.  Parkway estimates that it costs six times more to replace an existing customer with a new one.  This ratio represents the sum of downtime on the space plus leasing costs, which rise as market vacancies increase.  Therefore, Parkway focuses a great deal of energy on customer retention.  Parkway's operating philosophy is based on the premise that we are in the customer retention business.  Parkway seeks to retain its customers by continually focusing on operations at its office properties.  The Company believes in providing superior customer service; hiring, training, retaining and empowering each employee; and creating an environment of open communication both internally and externally with our customers and our stockholders.  Over the past seven years, Parkway maintained an approximate 75% customer retention rate.  Parkway's customer retention for the three months ending March 31, 2004 was 69.1% compared to 48.4% for the quarter ending December 31, 2003 and 70.5% for the quarter ending March 31, 2003.

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

       During the first quarter of 2004, the Company signed four leases for 66,000 square feet within the former Burlington space at 400 North Belt.  Also during the first quarter of 2004, the Company announced the renaming of the Skytel Centre to City Centre, the signing of leases which raise the City Centre building occupancy to approximately 92% and the development of a $6.5 million, 500-space parking facility to accommodate building customers.  The largest lease at City Centre was signed with Forman Perry Watkins Krutz & Tardy LLP for 145,000 square feet, commencing upon completion of the improvements to the space in the third quarter of 2004.  Forman Perry will occupy the space through December 31, 2011, subject to certain termination rights beginning July 31, 2008.  The firm is consolidating employees from two buildings in Jackson and will vacate approximately 70,000 square feet in One Jackson Place, another Parkway-owned asset.  The other large new customers at City Centre include Entergy Mississippi, Inc. and Ross & Yerger, which leased 19,500 and 14,500 square feet, respectively.

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

       The highlights of 2003 and 2004 reflect the strategy set forth in Value2 as described below:

         Venture with Best Partners.  During 2003 we sold joint venture interests in three office properties.  Parkway continues to evaluate its existing portfolio for joint venture candidates and anticipates joint venturing more properties, as well as purchasing new properties with the intention of joint venturing them.

        Asset Recycling.  During 2003, the Company sold one office property, while maintaining a 10-year non-cancelable management contract, and a three-acre parcel of land.  Using the proceeds from the joint ventures, property sales and stock offerings, Parkway purchased four buildings totaling $125 million in 2003 and two office buildings totaling $103 million in 2004

        Leverage Neutral Growth.  Parkway began 2003 with a debt to total market capitalization of 45% and operated most of the year well below 40%.  The decrease in debt to total market capitalization is a result of timing delays in reinvesting proceeds from joint ventures, asset sales and stock offerings.  Once all of these funds have been reinvested, the Company anticipates that the debt to total market capitalization will average around 45% for the three years of Value2.  During 2003, we closed four mortgages for approximately $100 million, issued 690,000 common shares for a net $24 million, redeemed 2,650,000 shares of 8.75% Series A Preferred stock and issued 2.4 million shares of 8.0% Series D Preferred stock.  As of March 31, 2004, the Company's debt-to-total market capitalization ratio was 40.6% as compared to 41.2% as of December 31, 2003 and 40.7% as of March 31, 2003.

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

Financial Condition

 Comments are for the balance sheet dated March 31, 2004 compared to the balance sheet dated December 31, 2003

       Office and Parking Properties.  In 2004, Parkway continued the application of its strategy of operating and acquiring office properties, joint venturing interests in office assets, as well as liquidating non-core assets and office assets that no longer meet the Company's investment criteria and/or the Company has determined value will be maximized by selling.  During the three months ending March 31, 2004, total assets increased $39,930,000 and office properties (before depreciation) increased $56,760,000 or 6.7%.

 Purchases and Improvements

       Parkway's direct investment in office and parking properties increased $47,815,000 net of depreciation to a carrying amount of $776,510,000 at March 31, 2004, and consisted of 56 office and parking properties.  The primary reason for the increase in office and parking properties relates to the purchase of an office property and the consolidation of MBALP as required under FIN 46.  The impact of the consolidation of MBALP on Parkway's investment in office and parking properties was an increase of $24,184,000.

       On January 29, 2004, the Company purchased Maitland 200, a 206,000 square-foot, four-story office building located in the Maitland Center submarket of Orlando, Florida.  Maitland 200 is 84% leased and was purchased for $26.3 million plus $1.4 million in closing costs and anticipated capital expenditures and leasing costs during the first two years of ownership.  The purchase was funded with the Company's existing lines of credit and represents the reinvestment of proceeds from the sale of properties through joint ventures in 2003.  Maitland 200 was constructed in 1984 and includes 885 surface parking spaces on 10.27 acres.

       During the three months ending March 31, 2004, the Company also capitalized building improvements and additional purchase expenses of $3,696,000 and recorded depreciation expense of $6,823,000 related to its operating property portfolio.

       Note Receivable from Moore Building Associates LP.  In accordance with FIN 46, Parkway began consolidating MBALP effective January 1, 2004.  Accordingly, the note receivable from MBALP reported in the financial statements at December 31, 2003 in the amount of $5,926,000 has been eliminated in consolidation at March 31, 2004.

       Mortgage Loans.  During the three months ending March 31, 2004, the mortgage loan secured by a retail center was paid in full.  A gain of $774,000 was recognized on the note receivable during the first quarter of 2004 as the note was fully reserved.  This was the only outstanding mortgage loan held by Parkway.

       Interest, Rents Receivable and Other Assets.  Interest, rents receivable and other assets decreased $2,296,000 for the three months ending March 31, 2004.  The decrease is primarily attributable to a $1.5 million decrease in intangible assets related to a purchase price allocation adjustment for office property purchases.  The decrease in intangible assets represents the adjustment of total purchase price allocated to the value of in-place leases.  Parkway accounts for its acquisitions of real estate in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations," which requires the fair value of the real estate acquired to be allocated to acquired tangible and intangible assets.

        Notes Payable to Banks.  Notes payable to banks increased $40,814,000 during the three months ended March 31, 2004.  At March 31, 2004, notes payable to banks totaled $150,889,000 and the increase is primarily attributable to advances under bank lines of credit to purchase additional properties and make improvements to office properties.

       Mortgage Notes Payable Without Recourse.  During the three months ended March 31, 2004, mortgage notes payable without recourse increased $4,194,000 or 1.7%.  The increase is due to the following factors (in thousands):

Increase
(Decrease)
Impact of consolidation of MBALP	$13,822
Scheduled principal payments	(2,850)
Principal paid on early extinguishment of debt	(6,795)
Market value adjustment on reverse swap interest rate contract	17
$ 4,194

       The Company expects to continue seeking fixed rate, non-recourse mortgage financing at terms ranging from five to ten years typically amortizing over 25 to 30 years on select office building investments as additional capital is needed.  The Company targets a debt to total market capitalization rate at a percentage in the mid-40's.  This rate may vary at times pending acquisitions, sales and/or equity offerings.  In addition, volatility in the price of the Company's common stock may affect the debt to total market capitalization ratio.  However, over time the Company plans to maintain a percentage in the mid-40's.  In addition to this debt ratio, the Company monitors interest and fixed charge coverage ratios.  The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization ("EBITDA").    The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA.

       The computation of the interest and fixed charge coverage ratios and the reconciliation of net income to EBITDA is as follows for the three months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended
	March 31
	2004	2003
Net income	$ 6,730	$ 9,113
Adjustments to net income:
Interest expense	5,346	4,999
Amortization of financing costs	201	234
Prepayment expenses - early extinguishment of debt	271	-
Depreciation and amortization	7,629	7,354
Amortization of deferred compensation	197	-
Gain on note receivable and sale of joint venture interest	(774)	(1,096)
Tax expenses	-	40
EBITDA adjustments - unconsolidated joint ventures	1,426	1,164
EBITDA adjustments - minority interest in real estate partnerships	(536)	-
EBITDA (1)	$20,490	$21,808

Interest coverage ratio:
EBITDA	$20,490	$21,808
Interest expense:
Interest expense	$ 5,346	$ 4,999
Interest expense - unconsolidated joint ventures	725	609
Interest expense - minority interest in real estate partnerships	(369)
Total interest expense	$ 5,702	$ 5,608
Interest coverage ratio	3.59	3.89

Fixed charge coverage ratio:
EBITDA	$20,490	$21,808
Fixed charges:
Interest expense	$ 5,702	$ 5,608
Preferred dividends	2,609	3,013
Preferred distributions - unconsolidated joint ventures	121	128
Principal payments (excluding early extinguishment of debt)	2,850	2,705
Principal payments - unconsolidated joint ventures	154	136
Principal payments - minority interest in real estate partnerships	(129)	-
Total fixed charges	$11,307	$11,590
Fixed charge coverage ratio	1.81	1.88

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

       Accounts Payable and Other Liabilities.  Accounts payable and other liabilities decreased $8,615,000 primarily due to the payment of 2003 property taxes and other 2003 accrued liabilities.

       Stockholders' equity decreased $477,000 during the three months ended March 31, 2004, as a result of the following (in thousands):

Increase
(Decrease)
Net income	$ 6,730
Change in market value of interest rate swap	(40)
Comprehensive income	6,690
Common stock dividends declared	(7,107)
Preferred stock dividends declared	(1,200)
Convertible preferred stock dividends declared	(1,409)
Exercise of stock options	2,230
Amortization of unearned compensation	197
Shares issued through DRIP plan	122
$ (477)

RESULTS OF OPERATIONS

 Comments are for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

       Net income available for common stockholders for the three months ended March 31, 2004, was $4,121,000 ($.38 per basic common share) as compared to $6,100,000 ($.65 per basic common share) for the three months ended March 31, 2003.  Net income included a gain on a note receivable in the amount of $774,000 for the three months ended March 31, 2004.  Net income included a gain from the sale of a joint venture interest in the amount of $1,096,000 for the three months ended March 31, 2003.

       Office and Parking Properties.  The primary reason for the change in the Company's net income from office and parking properties for 2004 as compared to 2003 is the net effect of the operations of the following properties purchased, property sold and joint venture interests sold (in thousands):

 Properties Purchased:

Office Properties	Purchase Date	Square Feet
Citrus Center	02/11/03	258
Peachtree Dunwoody Pavilion	08/28/03	366
Wells Fargo Building	09/12/03	135
Carmel Crossing	11/24/03	324
Maitland 200	01/29/04	206

Property Sold:

Office Property	Date Sold	Square Feet
BB&T Financial Center	08/01/03	240

Joint Venture Interests Sold:

Office Property/Interest Sold	Date Sold	Square Feet
Viad Corporate Center/70%	03/06/03	481
UBS Building & River
Oaks Place/80%	05/28/03	170

       Operations of office and parking properties are summarized below (in thousands):

	Three Months Ended March 31
	2004	2003
Income	$ 36,907	$ 37,057
Operating expense	(17,569)	(16,562)
	19,338	20,495
Interest expense	(4,872)	(4,027)
Depreciation and amortization	(7,629)	(7,354)
Income from office and parking properties	$ 6,837	$ 9,114

       Interest on Note Receivable from Moore Building Associates LP and Incentive Management Fee Income from Moore Building Associates LP. In accordance with FIN 46, Parkway began consolidating MBALP effective January 1, 2004.  Due to the consolidation, the intercompany revenue and expense from MBALP was eliminated from the financial statements.  Therefore, interest income and incentive management fee income from MBALP for the three months ending March 31, 2004 has been eliminated in consolidation.

       Interest Expense.  The $845,000 increase in interest expense on office properties for the three months ended March 31, 2004 compared to the same period in 2003 is due to the net effect of the early extinguishment of two mortgages in 2004 and two mortgages in 2003, new loans placed or assumed in 2003 and the impact of consolidating MBALP.  The average interest rate on mortgage notes payable as of March 31, 2004  and 2003 was 6.9%.

       Interest expense on bank notes decreased $260,000 for the three months ended March 31, 2004 compared to the same period in 2003.  The change is primarily due to the decrease in the weighted average interest rate on bank lines of credit from 3.1% during the three months ended March 31, 2003 to 2.4 % during the same period in 2004.

       Equity in Earnings of Unconsolidated Joint Ventures.  Equity in earnings of unconsolidated joint ventures increased $312,000 for the three months ended March 31, 2004 compared to the same period in 2003.  The increase is attributable to the formation of the Viad Joint Venture and the Jackson Joint Venture in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

        Cash and cash equivalents were $1,681,000 and $468,000 at March 31, 2004 and December 31, 2003, respectively.  Cash flows provided by operating activities were $6,222,000 compared to $6,983,000 for the same period of 2003.  The change in cash flows from operating activities is primarily attributable to the decrease in net income and timing of receipt of revenues and payment of expenses.

       Cash used in investing activities was $29,621,000 for the three months ended March 31, 2004 compared to cash provided by investing activities of $36,185,000 for the same period of 2003.  The decrease in cash used in investing activities of $65,806,000 is primarily due to increased office property purchases in 2004 of $13,806,000 and the proceeds received on the sale of a joint venture interest in 2003 of $54,311,000.

       Cash provided by financing activities was $23,849,000 for the three months ended March 31, 2004 compared to cash used by financing activities of $42,604,000 for the same period of 2003.  The increase in cash provided by financing activities of $66,453,000 is due to the net effect of increased principal payments on mortgage notes payable of $6,940,000 in 2004, offset by additional bank borrowings of $40,774,000 in 2004 to fund office property purchases compared to a reduction in bank borrowings for the same period of 2003 of $55,687,000 principally from the proceeds from the sale of a joint venture interest and a stock offering.

 Liquidity

       The Company plans to continue pursuing the acquisition of additional investments that meet the Company's investment criteria and intends to use bank lines of credit, proceeds from the sale of non-core assets and office properties, proceeds from the sale of portions of owned assets through joint ventures, possible sales of securities and cash balances to fund those acquisitions.  At March 31, 2004, the Company had $150,889,000 outstanding under two bank lines of credit.

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

       On February 6, 2004, Parkway entered into a Credit Agreement with a consortium of 11 banks with Wachovia Capital Markets, LLC as Sole Lead Arranger and Sole Book Runner, Wachovia Bank, National Association as Administrative Agent, PNC Bank, National Association as Syndication Agent, and other banks as participants.  The Credit Agreement provides for a three-year $170 million unsecured revolving credit facility (the "$170 million line").  The $170 million line replaces the previous $135 million unsecured revolving credit facility and the $20 million term loan with JP Morgan Chase Bank.  The interest rate on the $170 million line is equal to the 30-day LIBOR rate plus 100 to 132.5 basis points, depending upon overall Company leverage (with the current rate set at 117.5 basis points).  The interest rate on the $170 million line was 2.4% at March 31, 2004.

       The $170 million line matures February 6, 2007 and allows for a one-year extension option available at maturity.  The line is expected to fund acquisitions of additional investments.  The Company paid a facility fee of $170,000 (10 basis points) and origination fees of $556,000 (32.71 basis points) upon closing of the loan agreement and pays an annual administration fee of $35,000.  The Company also pays fees on the unused portion of the line based upon overall Company leverage, with the current rate set at 12.5 basis points.

       On February 6, 2004, Parkway amended and renewed the one-year $15 million unsecured line of credit with PNC Bank (the "$15 million line").  This line of credit matures February 4, 2005, is unsecured and is expected to fund the daily cash requirements of the Company's treasury management system.  The interest rate on the $15 million line is equal to the 30-day LIBOR rate plus 100 to 132.5 basis points, depending upon overall Company leverage (with the current rate set at 117.5 basis points).  The interest rate on the $15 million line was 2.3% at March 31, 2004.  The Company paid a facility fee of $15,000 (10 basis points) upon closing of the loan agreement.  Under the $15 million line, the Company does not pay annual administration fees or fees on the unused portion of the line.

       The Company's interest rate hedge contracts as of March 31, 2004 are summarized as follows (in thousands):

					Fair
Type of	Notional	Maturity		Fixed	Market
Hedge	Amount	Date	Reference Rate	Rate	Value
Swap	$60,000	12/31/04	1-Month LIBOR	1.293%	$ (40)
Reverse Swap	$ 5,016	07/15/06	1-Month LIBOR + 3.455%	8.080%	260
					$220

       Effective February 24, 2004, the Company entered into a $60 million interest rate swap agreement with  Union Planters Bank effectively locking the LIBOR rate on this portion of outstanding unsecured, floating rate bank debt at 1.293%, which equates to a current interest rate of 2.468%.  The agreement matures December 31, 2004. The Company designated the swap as a hedge of the variable interest rates on the Company's borrowings under the $170 million line.  Accordingly, changes in the fair value of the swap are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings.

       The effect of the reverse swap is to convert a fixed rate mortgage note payable to a variable rate.  The Company does not hold or issue these types of derivative contracts for trading or speculative purposes.

       At March 31, 2004, the Company had $251,384,000 of non-recourse fixed rate mortgage notes payable with an average interest rate of 6.9% secured by office properties and $150,889,000 drawn under bank lines of credit. Parkway's pro rata share of unconsolidated joint venture debt was $45,748,000 with an average interest rate of 6.4% at March 31, 2004.  Based on the Company's total market capitalization of approximately $1,070,817,000 at March 31, 2004 (using the March 31, 2004 closing price of $46.75 per common share), the Company's debt represented approximately 40.6% of its total market capitalization.  The Company targets a debt to total market capitalization rate at a percentage in the mid-40's.  This rate may vary at times pending acquisitions, sales and/or equity offerings.  In addition, volatility in the price of the Company's common stock may affect the debt to total market capitalization ratio.  However, over time the Company plans to maintain a percentage in the mid-40's.  In addition to this debt ratio, the Company monitors interest and fixed charge coverage ratios.  The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization.  This ratio for the three months ending March 31, 2004 and 2003 was 3.59 and 3.89 times, respectively.  The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to earnings before interest, taxes, depreciation and amortization.  This ratio for the three months ending March 31, 2004 and 2003 was 1.81 and 1.88 times, respectively.

       The table below presents the principal payments due and weighted average interest rates for the fixed rate debt.

	Average	Fixed Rate Debt
	Interest Rate	(In thousands)
2004*	6.86%	$ 8,148
2005	6.85%	12,062
2006	6.81%	17,024
2007	6.87%	31,078
2008	6.82%	54,752
2009	7.21%	28,297
Thereafter	7.54%	100,023
Total		$251,384

Fair value at 03/31/04		$270,108

*Remaining nine months

       The Company presently has plans to make additional capital improvements at its office properties in 2004 of approximately $29 million.  These expenses include tenant improvements, capitalized acquisition costs and capitalized building improvements.  Approximately $5 million of these improvements relate to upgrades on properties acquired in recent years that were anticipated at the time of purchase.  All such improvements are expected to be financed by cash flow from the properties and advances on the bank lines of credit.

       During the first quarter of 2004, the Company signed a lease at City Centre in Jackson, Mississippi with Forman Perry Watkins Krutz & Tardy LLP for 145,000 square feet, commencing upon completion of $3.2 million in improvements to the space in the third quarter of 2004. Additionally, Parkway committed to the development of a $6.5 million, 500-space parking facility to accommodate the building customers at City Centre.  Parkway anticipates utilizing its current cash balance, operating cash flows and borrowings under the working capital line of credit to fund the $3.2 million in improvements.  The construction of the garage will be financed with a construction loan, which will bear interest at a rate equal to the 30-day LIBOR rate plus 125 basis points.

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

       The following table presents a reconciliation of the Company's net income to FFO for the three months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended
	March 31
	2004	2003
Net income	$ 6,730	$ 9,113
Adjustments to derive funds from operations:
Depreciation and amortization	7,629	7,354
Minority interest depreciation and amortization	(162)	-
Adjustments for unconsolidated joint ventures	543	409
Preferred dividends	(1,200)	(1,449)
Convertible preferred dividends	(1,409)	(1,564)
Gain on sale of joint venture interest	-	(1,096)
Amortization of deferred gains and other	1	(2)
Funds from operations applicable to common
shareholders	$12,132	$12,765

Inflation

       In the last five years, inflation has not had a significant impact on the Company because of the relatively low inflation rate in the Company's geographic areas of operation.  Most of the leases require the tenants to pay their pro rata share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in operating expenses resulting from inflation.  In addition, the Company's leases typically have three to seven-year terms, which may enable the Company to replace existing leases with new leases at market base rent, which may be higher or lower than the existing lease rate.

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

        31.2     Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1     Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2     Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

        (1)       8-K Filed - February 9, 2004

Regulation FD Disclosure.  Press release of the Company announcing the results of operations for the quarter ended December 31, 2003

                    SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 5, 2004	PARKWAY PROPERTIES, INC.

	BY:	/s/ Mandy M. Pope
Mandy M. Pope, CPA
Senior Vice President and
Chief Accounting Officer