Form 10-Q
period 2004-06-30
PARKWAY PROPERTIES INC
filed 2004-08-04
CIK 729237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒                                                    Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2004
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

       11,279,237 shares of Common Stock, $.001 par value, were outstanding as of August 2, 2004.

PARKWAY PROPERTIES, INC.

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED JUNE 30, 2004

Page

Part I. Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets, June 30, 2004 and December 31, 2003	3

	Consolidated Statements of Income for the Three Months and Six Months Ended
	June 30, 2004 and 2003	4

	Consolidated Statements of Stockholders' Equity for the Six Months Ended
	June 30, 2004 and 2003	6

	Consolidated Statements of Cash Flows for the Six Months Ended
	June 30, 2004 and 2003	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	25

Part II. Other Information

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 6.	Exhibits and Reports on Form 8-K	26

Signatures

Authorized signatures		27

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30	December 31
	2004	2003
	(Unaudited)
Assets
Real estate related investments:
Office and parking properties	$ 990,733	$ 844,168
Parking development	302	-
Accumulated depreciation	(131,679)	(115,473)
	859,356	728,695

Land available for sale	3,528	3,528
Note receivable from Moore Building Associates LP	-	5,926
Mortgage loans	-	861
Investment in unconsolidated joint ventures	19,997	20,026
	882,881	759,036

Interest, rents receivable and other assets	45,153	42,804
Cash and cash equivalents	1,742	468
	$ 929,776	$ 802,308
Liabilities
Notes payable to banks	$ 129,161	$ 110,075
Mortgage notes payable without recourse	326,315	247,190
Accounts payable and other liabilities	38,458	37,022
	493,934	394,287
Minority Interest
Minority Interest - unit holders	40	41
Minority Interest - real estate partnerships	3,774	-
	3,814	41
Stockholders' Equity
8.34% Series B Cumulative Convertible Preferred stock, $.001 par value, 2,142,857 shares authorized, 1,867,857 and 1,942,857
shares issued and outstanding in 2004 and 2003, respectively	65,375	68,000
Series C Preferred stock, $.001 par value, 400,000 shares authorized,
no shares issued	-	-
8.00% Series D Preferred stock, $.001 par value, 2,400,000 shares
authorized, issued and outstanding	57,976	57,976
Preferred membership interests	15,491	-
Common stock, $.001 par value, 65,057,143 shares authorized,
11,278,470 and 10,808,131 shares issued and outstanding in
2004 and 2003, respectively	11	11
Excess stock, $.001 par value, 30,000,000 shares authorized,
no shares issued	-	-
Common stock held in trust, at cost, 130,000 and 128,000 shares
in 2004 and 2003, respectively	(4,400)	(4,321)
Additional paid-in capital	269,304	252,695
Unearned compensation	(4,241)	(4,634)
Accumulated other comprehensive income	166	-
Retained earnings	32,346	38,253
	432,028	407,980
	$ 929,776	$ 802,308

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended
	June 30
	2004	2003
	(Unaudited)

Revenues
Income from office and parking properties	$ 40,224	$ 35,162
Management company income	431	681
Interest on note receivable from Moore Building Associates LP	-	204
Incentive management fee from Moore Building Associates LP	-	87
Other income and deferred gains	3	281
	40,658	36,415
Expenses
Office and parking properties:
Operating expense	18,574	15,817
Interest expense:
Contractual	4,805	4,056
Amortization of loan costs	159	75
Depreciation and amortization	8,290	6,598
Operating expense for other real estate properties	10	10
Interest expense on bank notes:
Contractual	930	494
Amortization of loan costs	103	187
Management company expenses	96	175
General and administrative	933	962
	33,900	28,374

Income before equity in earnings, gain and minority interest	6,758	8,041

Equity in earnings of unconsolidated joint ventures	367	623
Gain on sale of joint venture interests and real estate	-	4,545
Minority interest - unit holders	(1)	-
Minority interest - real estate partnerships	101	-

Net income	7,225	13,209

Change in market value of interest rate swap	206	8
Comprehensive income	$ 7,431	$ 13,217

Net income available to common stockholders:
Net income	$ 7,225	$ 13,209
Original issue costs associated with redemption of preferred stock	-	(2,619)
Dividends on preferred stock	(1,467)	(1,503)
Dividends on convertible preferred stock	(1,363)	(1,564)
Net income available to common stockholders	$ 4,395	$ 7,523

Net income per common share:
Basic	$ 0.40	$ 0.74
Diluted	$ 0.39	$ 0.72

Dividends per common share	$ 0.65	$ 0.65

Weighted average shares outstanding:
Basic	11,085	10,224
Diluted	11,258	10,457

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Six Months Ended
	June 30
	2004	2003
	(Unaudited)

Revenues
Income from office and parking properties	$ 77,131	$ 72,219
Management company income	837	1,142
Interest on note receivable from Moore Building Associates LP	-	406
Incentive management fee from Moore Building Associates LP	-	155
Other income and deferred gains	17	487
	77,985	74,409
Expenses
Office and parking properties:
Operating expense	36,143	32,379
Interest expense:
Contractual	9,317	8,026
Prepayment expenses	271	-
Amortization of loan costs	248	132
Depreciation and amortization	15,919	13,952
Operating expense for other real estate properties	20	20
Interest expense on bank notes:
Contractual	1,764	1,523
Amortization of loan costs	215	364
Management company expenses	172	241
General and administrative	1,967	2,144
	66,036	58,781

Income before equity in earnings, gain and minority interest	11,949	15,628

Equity in earnings of unconsolidated joint ventures	1,110	1,054
Gain on note receivable, sale of joint venture interests and real estate	774	5,641
Minority interest - unit holders	(1)	(1)
Minority interest - real estate partnerships	123	-

Net income	13,955	22,322

Change in market value of interest rate swap	166	60
Comprehensive income	$ 14,121	$ 22,382

Net income available to common stockholders:
Net income	$ 13,955	$ 22,322
Original issue costs associated with redemption of preferred stock	-	(2,619)
Dividends on preferred stock	(2,667)	(2,952)
Dividends on convertible preferred stock	(2,772)	(3,128)
Net income available to common stockholders	$ 8,516	$ 13,623

Net income per common share:
Basic	$ 0.78	$ 1.38
Diluted	$ 0.76	$ 1.36

Dividends per common share	$ 1.30	$ 1.30

Weighted average shares outstanding:
Basic	10,974	9,839
Diluted	11,178	10,039

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Six Months Ended
	June 30
	2004	2003
	(Unaudited)

8.75% Series A Preferred stock, $.001 par value
Balance at beginning of period	$ -	$ 66,250
Redemption of preferred stock	-	(66,250)
Balance at end of period	-	-
8.34% Series B Cumulative Convertible
Preferred stock, $.001 par value
Balance at beginning of period	68,000	75,000
Conversion of preferred stock to common stock	(2,625)	-
Balance at end of period	65,375	75,000
8.00% Series D Preferred stock, $.001 par value
Balance at beginning of period	57,976	-
Shares issued	-	58,094
Balance at end of period	57,976	58,094
Preferred Membership Interests
Balance at beginning of period	-	-
Preferred membership interests issued	15,491	-
Balance at end of period	15,491	-
Common stock, $.001 par value
Balance at beginning of period	11	9
Shares issued - stock offering	-	1
Balance at end of period	11	10
Common stock held in trust
Balance at beginning of period	(4,321)	-
Shares contributed to deferred compensation plan	(79)	(4,321)
Balance at end of period	(4,400)	(4,321)
Additional paid-in capital
Balance at beginning of period	252,695	199,979
Stock options exercised	2,605	3,532
Shares issued in lieu of Directors' fees	137	70
Restricted shares issued	-	4,645
Shares issued - employee excellence recognition program	-	3
Shares issued - DRIP plan	11,242	224
Shares issued - stock offering	-	24,183
Conversion of preferred stock to common stock	2,625	-
Original issue costs associated with redemption of preferred stock	-	2,619
Purchase of Company stock	-	(366)
Balance at end of period	269,304	234,889
Unearned compensation
Balance at beginning of period	(4,634)	-
Restricted shares issued	-	(4,645)
Amortization of unearned compensation	393	332
Balance at end of period	(4,241)	(4,313)
Accumulated other comprehensive income (loss)
Balance at beginning of period	-	(170)
Change in market value of interest rate swaps	166	60
Balance at end of period	166	(110)
Retained earnings
Balance at beginning of period	38,253	35,753
Net income	13,955	22,322
Original issue costs associated with redemption of preferred stock	-	(2,619)
Preferred stock dividends declared	(2,667)	(2,952)
Convertible preferred stock dividends declared	(2,772)	(3,128)
Common stock dividends declared	(14,423)	(12,815)
Balance at end of period	32,346	36,561
Total stockholders' equity	$ 432,028	$ 395,810

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30
	2004	2003
	(Unaudited)

Operating activities
Net income	$ 13,955	$ 22,322
Adjustments to reconcile net income to cash provided by
operating activities:
Depreciation and amortization	15,919	13,952
Amortization of above market leases	131	-
Amortization of loan costs	463	496
Amortization of unearned compensation	393	332
Income (loss) allocated to minority interests	(122)	1
Gain on note receivable, sale of joint venture interests and real estate	(774)	(5,641)
Equity in earnings of unconsolidated joint ventures	(1,110)	(1,054)
Other	-	(5)
Changes in operating assets and liabilities:
Increase in receivables and other assets	(2,884)	(1,178)
Increase (decrease) in accounts payable and accrued expenses	841	(7,899)

Cash provided by operating activities	26,812	21,326

Investing activities
Payments received on mortgage loans	774	3
Distributions from unconsolidated joint ventures	1,336	1,703
Investments in unconsolidated joint ventures	(197)	(272)
Purchases of real estate related investments	(59,390)	(13,046)
Proceeds from sale of joint venture interests and real estate	-	70,040
Real estate development	(302)	-
Improvements to real estate related investments	(13,984)	(12,743)

Cash (used in) provided by investing activities	(71,763)	45,685

Financing activities
Principal payments on mortgage notes payable	(12,613)	(9,913)
Net proceeds from (payments on) bank borrowings	19,252	(73,990)
Proceeds from long-term financing	28,950	18,800
Stock options exercised	2,605	3,532
Dividends paid on common stock	(14,238)	(12,730)
Dividends paid on preferred stock	(5,227)	(7,235)
Purchase of Company stock	-	(366)
Proceeds from DRIP Plan	11,242	224
Redemption of preferred stock	-	(66,250)
Proceeds from stock offerings and preferred membership interests	15,491	82,278

Cash provided by (used in) financing activities	45,462	(65,650)

Impact on cash of consolidation of MBALP	763	-

Change in cash and cash equivalents	1,274	1,361

Cash and cash equivalents at beginning of period	468	1,594

Cash and cash equivalents at end of period	$ 1,742	$ 2,955

See notes to consolidated financial statements.

Parkway Properties, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2004

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

       The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  All such adjustments are of a normal recurring nature.  Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.  The financial statements should be read in conjunction with the annual report and the notes thereto.

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

       Effective January 1, 2004, Parkway began consolidating its ownership interest in Moore Building Associates LP ("MBALP").  Parkway has less than .1% ownership interest in MBALP and acts as the managing general partner of this partnership.  MBALP was established for the purpose of owning a commercial office building (the Toyota Center in Memphis, Tennessee) and is primarily funded with financing from a third party lender, which is secured by a first lien on the rental property of the partnership.  The creditors of MBALP do not have recourse to Parkway.  In acting as the general partner, Parkway is committed to providing additional funding to meet partnership operating deficits up to an aggregate amount of $1 million.  MBALP has a fixed rate non-recourse first mortgage in the amount of $13,592,000 that is secured by the Toyota Center, which has a carrying amount of $23,858,000.

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

(3)  Supplemental Cash Flow Information

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

	Six Months Ended
	June 30
	2004	2003
	(in thousands)
Cash paid for interest	$ 5,091	$ 9,551
Income taxes (refunded) paid	(4)	62
Mortgage assumed in purchase	49,073	21,153
Restricted shares	-	4,645
Shares issued in lieu of Directors' fees	137	70
Original issue costs associated with redemption of preferred stock	-	2,619

(4)  Acquisitions

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

(5)  Investment in Unconsolidated Joint Ventures

       As of June 30, 2004, the Company is invested in four joint ventures.  As required by generally accepted accounting principles, these joint ventures are accounted for using the equity method of accounting, as Parkway has significant influence over, but does not control any of these joint ventures and is not the primary beneficiary.  As a result, the assets and liabilities of the joint ventures are not included on Parkway's consolidated balance sheets as of June 30, 2004.  Information relating to the unconsolidated joint ventures is detailed below (in thousands).

				Parkway's
			Square	Ownership	Percentage
Joint Ventures	Property Name	Location	Feet	Interest	Leased

Parkway 233 North Michigan, LLC	233 North Michigan Avenue	Chicago, IL	1,070	30%	91.6%
Phoenix OfficeInvest, LLC	Viad Corporate Center	Phoenix, AZ	481	30%	95.9%
Parkway Joint Venture, LLC	UBS Building/River Oaks	Jackson, MS	170	20%	90.8%
Wink-Parkway Partnership	Wink Building	New Orleans, LA	32	50%	100.0%
			1,753		92.8%

       Balance sheet information for the unconsolidated joint ventures is summarized below as of June 30, 2004 and December 31, 2003 (in thousands):

Balance Sheet Information
June 30, 2004
	233 North	Viad Corp	Wink	Jackson	Combined
	Michigan	Center	Building	JV	Total

Unconsolidated Joint Ventures:
Real Estate, Net	$ 169,801	$ 59,394	$ 1,271	$ 16,739	$ 247,205
Other Assets	13,829	3,128	206	440	17,603
Total Assets	$ 183,630	$ 62,522	$ 1,477	$ 17,179	$ 264,808

Mortgage Debt (a)	$ 101,084	$ 42,500	$ 488	$ 11,357	$ 155,429
Other Liabilities	9,975	2,185	4	415	12,579
Partners' and Shareholders' Equity	72,571	17,837	985	5,407	96,800
Total Liabilities and
Partners'/Shareholders' Equity	$ 183,630	$ 62,522	$ 1,477	$ 17,179	$ 264,808

Parkway's Share of Unconsolidated Joint Ventures:
Real Estate, Net (a)	$ 50,940	$ 17,818	$ 635	$ 3,348	$ 72,741
Mortgage Debt (a)	$ 30,325	$ 12,750	$ 244	$ 2,271	$ 45,590
Net Investment in Joint Ventures (a)	$ 14,992	$ 4,535	$ 446	$ 24	$ 19,997

December 31, 2003
	233 North	Viad Corp	Wink	Jackson	Combined
	Michigan	Center	Building	JV	Total

Unconsolidated Joint Ventures:
Real Estate, Net	$ 171,396	$ 59,587	$ 1,282	$ 16,595	$ 248,860
Other Assets	13,417	2,939	158	723	17,237
Total Assets	$ 184,813	$ 62,526	$ 1,440	$ 17,318	$ 266,097

Mortgage Debt (a)	$ 102,002	$ 42,500	$ 526	$ 11,442	$ 156,470
Other Liabilities	9,054	2,048	4	434	11,540
Partners' and Shareholders' Equity	73,757	17,978	910	5,442	98,087
Total Liabilities and
Partners'/Shareholders' Equity	$ 184,813	$ 62,526	$ 1,440	$ 17,318	$ 266,097

Parkway's Share of Unconsolidated Joint Ventures:
Real Estate, Net (a)	$ 51,419	$ 17,876	$ 641	$ 3,319	$ 73,255
Mortgage Debt (a)	$ 30,601	$ 12,750	$ 263	$ 2,288	$ 45,902
Net Investment in Joint Ventures (a)	$ 14,963	$ 4,577	$ 455	$ 31	$ 20,026

       (a)  The mortgage debt, all of which is non-recourse, is collateralized by the individual real estate properties within each venture.

        The terms related to Parkway's share of unconsolidated joint venture mortgage debt are summarized below (in thousands):

				Monthly	Loan	Loan
	Type of	Interest		Debt	Balance	Balance
Joint Venture	Debt Service	Rate	Maturity	Service	06/30/04	12/31/03

233 North Michigan Avenue	Amortizing	7.350%	07/11/11	$229	$30,325	$30,601
Viad Corporate Center	Interest Only	LIBOR + 2.600%	03/11/05	45	12,750	12,750
Jackson JV	Amortizing	5.840%	05/01/13	70	2,271	2,288
Wink Building	Amortizing	8.625%	07/01/09	5	244	263
				$349	$45,590	$45,902

Weighted average interest rate at end of period					6.376%	6.396%

        The following table presents Parkway's share of principal payments due for mortgage debt in unconsolidated joint ventures (in thousands):

	233 North	Viad Corporate	Wink	Jackson
	Michigan	Center	Building	JV	Total
2004*	$ 285	$ -	$ 19	$ 18	$ 322
2005	602	12,750	42	37	13,431
2006	647	-	45	39	731
2007	695	-	50	41	786
2008	747	-	54	44	845
2009	803		34	46	883
Thereafter	26,546	-	-	2,046	28,592
	$ 30,325	$ 12,750	$ 244	$ 2,271	$ 45,590

*Remaining six months

       Income statement information for the unconsolidated joint ventures is summarized below for the three months and six months ending June 30, 2004 and 2003 (in thousands):

Results of Operations
	Three Months Ended June 30, 2004
	233 North	Viad Corp	Wink	Jackson	Combined
	Michigan	Center	Building	JV	Total

Unconsolidated Joint Ventures (100%):
Revenues	$ 7,851	$ 2,900	$ 82	$ 704	$ 11,537
Operating Expenses	(3,702)	(1,373)	(27)	(310)	(5,412)
Net Operating Income	4,149	1,527	55	394	6,125
Interest Expense	(1,818)	(432)	(11)	(166)	(2,427)
Loan Cost Amortization	(30)	(92)	(1)	(1)	(124)
Depreciation and Amortization	(1,411)	(400)	(5)	(97)	(1,913)
Preferred Distributions	(418)	-	-	-	(418)
Net Income	$ 472	$ 603	$ 38	$ 130	$ 1,243
Parkway's Share of Unconsolidated Joint Ventures:
Net Income	$ 141	$ 181	$ 19	$ 26	$ 367
Depreciation and Amortization	$ 423	$ 120	$ 2	$ 20	$ 565
Interest Expense	$ 545	$ 130	$ 5	$ 34	$ 714
Loan Cost Amortization	$ 9	$ 28	$ -	$ -	$ 37
Preferred Distributions	$ 126	$ -	$ -	$ -	$ 126
Other Supplemental Information:
Distributions from Unconsolidated JVs	$ 386	$ 124	$ 46	$ 22	$ 578

	Three Months Ended June 30, 2003
	233 North	Viad Corp	Wink	Jackson	Combined
	Michigan	Center	Building	JV	Total

Unconsolidated Joint Ventures (100%):
Revenues	$ 8,584	$ 3,095	$ 76	$ 256	$ 12,011
Operating Expenses	(3,772)	(1,348)	(23)	(113)	(5,256)
Net Operating Income	4,812	1,747	53	143	6,755
Interest Expense	(1,850)	(451)	(12)	(56)	(2,369)
Loan Cost Amortization	(30)	(93)	(1)	-	(124)
Depreciation and Amortization	(1,381)	(352)	(6)	(31)	(1,770)
Preferred Distributions	(418)	-	-	-	(418)
Net Income	$ 1,133	$ 851	$ 34	$ 56	$ 2,074
Parkway's Share of Unconsolidated Joint Ventures:
Net Income	$ 340	$ 255	$ 17	$ 11	$ 623
Depreciation and Amortization	$ 414	$ 106	$ 3	$ 6	$ 529
Interest Expense	$ 555	$ 136	$ 6	$ 11	$ 708
Loan Cost Amortization	$ 9	$ 28	$ 1	$ -	$ 38
Preferred Distributions	$ 125	$ -	$ -	$ -	$ 125
Other Supplemental Information:
Distributions from Unconsolidated JVs	$ 561	$ 322	$ 50	$ -	$ 933

Results of Operations
	Six Months Ended June 30, 2004
	233 North	Viad Corp	Wink	Jackson	Combined
	Michigan	Center	Building	JV	Total

Unconsolidated Joint Ventures (100%):
Revenues	$ 16,791	$ 5,728	$ 159	$ 1,420	$ 24,098
Operating Expenses	(7,397)	(2,581)	(50)	(611)	(10,639)
Net Operating Income	9,394	3,147	109	809	13,459
Interest Expense	(3,651)	(886)	(22)	(333)	(4,892)
Loan Cost Amortization	(59)	(185)	(2)	(2)	(248)
Depreciation and Amortization	(2,773)	(780)	(11)	(185)	(3,749)
Preferred Distributions	(823)	-	-	-	(823)
Net Income	$ 2,088	$ 1,296	$ 74	$ 289	$ 3,747

Parkway's Share of Unconsolidated Joint Ventures:
Net Income	$ 626	$ 389	$ 37	$ 58	$ 1,110
Depreciation and Amortization	$ 832	$ 234	$ 5	$ 37	$ 1,108
Interest Expense	$ 1,095	$ 266	$ 11	$ 67	$ 1,439
Loan Cost Amortization	$ 18	$ 56	$ -	$ -	$ 74
Preferred Distributions	$ 247	$ -	$ -	$ -	$ 247

Other Supplemental Information:
Distributions from Unconsolidated JVs	$ 794	$ 431	$ 46	$ 65	$ 1,336

	Six Months Ended June 30, 2003
	233 North	Viad Corp	Wink	Jackson	Combined
	Michigan	Center	Building	JV	Total

Unconsolidated Joint Ventures (100%):
Revenues	$ 17,084	$ 3,939	$ 152	$ 256	$ 21,431
Operating Expenses	(7,517)	(1,725)	(42)	(113)	(9,397)
Net Operating Income	9,567	2,214	110	143	12,034
Interest Expense	(3,715)	(595)	(25)	(56)	(4,391)
Loan Cost Amortization	(60)	(124)	(2)	-	(186)
Depreciation and Amortization	(2,619)	(469)	(11)	(31)	(3,130)
Preferred Distributions	(843)	-	-	-	(843)
Net Income	$ 2,330	$ 1,026	$ 72	$ 56	$ 3,484

Parkway's Share of Unconsolidated Joint Ventures:
Net Income	$ 699	$ 308	$ 36	$ 11	$ 1,054
Depreciation and Amortization	$ 786	$ 141	$ 5	$ 6	$ 938
Interest Expense	$ 1,114	$ 179	$ 13	$ 11	$ 1,317
Loan Cost Amortization	$ 18	$ 37	$ 1	$ -	$ 56
Preferred Distributions	$ 253	$ -	$ -	$ -	$ 253

Other Supplemental Information:
Distributions from Unconsolidated JVs	$ 1,006	$ 647	$ 50	$ -	$ 1,703

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

		Six Months Ended
	June 30
	2004	2003
Net income available to common stockholders	$ 8,516	$13,623
Stock based employee compensation costs assuming fair value method	(167)	(190)
Pro forma net income available to common stockholders	$ 8,349	$13,433
Pro forma net income per common share:
Basic:
Net income available to common stockholders	$ .78	$ 1.38
Stock based employee compensation costs assuming fair value method	(.02)	(.02)
Pro forma net income per common share	$ .76	$ 1.36
Diluted:
Net income available to common stockholders	$ .76	$ 1.36
Stock based employee compensation costs assuming fair value method	(.02)	(.02)
Pro forma net income per common share	$ .74	$ 1.34

       The Company also accounts for restricted stock in accordance with APB No. 25 and accordingly, compensation expense is recognized over the expected vesting period.  At the Annual Meeting of Stockholders held May 6, 2004, shareholders approved the 2001 Non-Employee Directors Equity Compensation Plan, as amended.  Under the Plan, 142,000 restricted shares of common stock have been granted to officers of the Company.  Beginning in 2003, Parkway replaced the grant of stock options with the grant of restricted shares or share equivalents to employees and officers of the Company.  Accordingly, 5,246 deferred incentive share units were granted to employees of the Company in 2003 in lieu of a similar value of stock options.  Compensation expense related to the restricted stock and deferred incentive shares units of $393,000 was recognized for the six months ending June 30, 2004.

(7)   Capital and Financing Transactions

        On February 6, 2004, the Company closed a new three-year $170,000,000 line of credit led by Wachovia Bank and syndicated to ten other banks. The interest rate on the line is equal to the 30-day LIBOR rate plus 100 to 150 basis points (currently 132.5 basis points), depending upon overall Company leverage.  The new line replaces the line of credit with JP Morgan Chase Bank in the amount of $135,000,000, which was scheduled to mature June 2004. The new line with Wachovia affords the Company greater financial flexibility at a lower interest cost.

       Effective February 24, 2004, the Company entered into an interest rate swap agreement with a notional amount of $60 million.  The interest rate swap agreement fixed the 30-day LIBOR interest rate at 1.293%, which equates to a current interest rate of 2.618%.  The agreement matures December 31, 2004.

       In connection with the purchase of the Capital City Plaza in Atlanta, Georgia on April 2, 2004, Parkway assumed a $44 million fixed rate, non-recourse mortgage and issued $15.5 million in preferred membership interests to the seller.  The mortgage matures September 2008 and bears interest at 6.75%.  In accordance with generally accepted accounting principles, the mortgage was recorded at approximately $49 million to reflect the fair value of the financial instrument based on the rate of 3.7% on the date of purchase.  The preferred membership interests pay the seller a 7% coupon rate and were issued to accommodate their tax planning needs.  The seller has the right to redeem $5.5 million of the membership interests within six months of closing and $10 million of the membership interests within nine months of closing.  Parkway has the right to retire the preferred interest in August 2007.

       On May 26, 2004 the Company closed with a lender two non-recourse first mortgages totaling $28,950,000, which were secured by two properties. The mortgages are interest only in years one and two, have a fixed interest rate of 4.39% with a 7-year term and a 25-year amortization. Proceeds from the mortgage were used to reduce amounts outstanding under the Company's lines of credit.

       To protect against the potential for rapidly rising interest rates, the Company entered into two interest rate swap agreements in May 2004. The first interest rate swap agreement is for a $40 million notional amount and fixed the 30-day LIBOR interest rate at 3.53% for the period January 1, 2005 through June 30, 2006. The second interest rate swap agreement is for a $20 million notional amount and fixed the 30-day LIBOR interest rate at 3.18% for the period January 1, 2005 through December 31, 2005.

       Through the Company's Dividend Reinvestment and Stock Purchase Plan ("DRIP Plan"), 287,652 common shares were issued during second quarter 2004. Net proceeds received on the issuance of shares were $11,120,000, which equates to an average net per share price of $38.66.  Proceeds from the issuance were used to reduce amounts outstanding under the Company's lines of credit.  For the six months ending June 30, 2004, 290,307 common shares were issued through the DRIP Plan for net proceeds of $11,242,000, which equates to an average net per share price of $38.72.

 Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

       Parkway is a self-administered and self-managed REIT specializing in the acquisition, operations and leasing of office properties.  The Company is geographically focused on the Southeastern and Southwestern United States and Chicago.  As of July 31, 2004 Parkway owned or had an interest in 61 office properties located in 11 states with an aggregate of approximately 11.3 million square feet of leasable space.  The Company generates revenue primarily by leasing office space to its customers and providing management and leasing services to third-party office property owners (including joint venture interests).  The primary drivers behind Parkway's revenues are occupancy, rental rates and customer retention.

       Occupancy.  Parkway's revenues are dependent on the occupancy of its office buildings.  Over the past few years, as a result of job losses and oversupply of office properties in some markets, vacancy rates increased nationally and in Parkway's markets.  The office sector currently is experiencing modest declines from these high vacancy rates.  As of July 1, 2004, occupancy of Parkway's office portfolio was 89.7% compared to 88.4% as of April 1, 2004 and 91.8% as of July 1, 2003.  Not included in the July 1, 2004 occupancy rate are 31 signed leases totaling 244,000 square feet, which commence during the third and fourth quarters of 2004 and first quarter of 2005.  After adjusting for the additional leasing, Parkway's percentage leased is raised to 91.8%.  To maintain its occupancy, Parkway utilizes innovative approaches to produce new leases.  These include the Broker Bill of Rights, a short-form lease and customer advocacy programs which are models in the industry and have helped the Company maintain occupancy around 90% during a time when the national occupancy rate is approximately 83%.  Parkway projects occupancy ranging from 87% to 91% in 2004 for its office properties.

       Rental Rates.  An increase in vacancy rates has the effect of reducing market rental rates and vice versa.  Parkway's leases typically have three to seven year terms.  As leases expire, the Company replaces the existing leases with new leases at the current market rental rate, which today is often lower than the existing lease rate.  Customer retention is increasingly important in controlling costs and preserving revenue.

       Customer Retention.  Keeping our existing customers is important as high customer retention leads to increased occupancy, less downtime between leases, and reduced tenant improvement and leasing costs.  Parkway estimates that it costs six times more to replace an existing customer with a new one.  This ratio represents the sum of downtime on the space plus leasing costs, which rise as market vacancies increase.  Therefore, Parkway focuses a great deal of energy on customer retention.  Parkway's operating philosophy is based on the premise that we are in the customer retention business.  Parkway seeks to retain its customers by continually focusing on operations at its office properties.  The Company believes in providing superior customer service; hiring, training, retaining and empowering each employee; and creating an environment of open communication both internally and externally with our customers and our stockholders.  Over the past seven years, Parkway maintained an approximate 75% customer retention rate.  Parkway's customer retention for the three months ending June 30, 2004 was 70.9% compared to 69.1% for the quarter ending March 31, 2004 and 66.1% for the quarter ending June 30, 2003.

       In 2003, customer retention was below the Company's historical average primarily as a result of the loss of two major customers effective December 31, 2003:  Burlington Industries, which occupied 137,000 square feet at 400 North Belt in

Houston, Texas and Skytel, a subsidiary of MCI/WorldCom, Inc. ("WorldCom"), which occupied 156,000 square feet at the Skytel Centre in Jackson, Mississippi.   The Company received approximately $2,314,000 annually in total revenue ($1,300,000 after expenses) from Burlington and $2,500,000 annually in total revenue ($1,800,000 after expenses) from WorldCom.  These spaces have been leased as described in the following paragraph.  The related tenant improvements are in process and as the customers take occupancy, Parkway will begin to receive rental revenue with respect to the space, which will cause its financial results to improve.

       During the first six months of 2004, the Company signed eight leases for 127,000 square feet within the former Burlington space at 400 North Belt raising the percentage leased to 87% for that building.  During the first six months of 2004, the Company announced the renaming of the Skytel Centre to City Centre, the signing of leases which raise the City Centre building occupancy to approximately 92% and the development of a $6.5 million, 500-space parking facility to accommodate building customers.  The largest lease at City Centre was signed with Forman Perry Watkins Krutz & Tardy LLP for 145,000 square feet, commencing upon completion of the improvements to the space primarily in the fourth quarter of 2004.  Forman Perry will occupy the space through December 31, 2011, subject to certain termination rights in December 2005 and again in July 2008.  The firm is consolidating employees from two buildings in Jackson and will vacate approximately 70,000 square feet in One Jackson Place, another Parkway-owned asset.  The other large new customers at City Centre include Entergy Mississippi, Inc. and Ross & Yerger, which leased 19,500 and 14,500 square feet, respectively.

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

        Asset Recycling.  During 2003, the Company sold one office property, while maintaining a 10-year non-cancelable management contract, and a ..74 acre parcel of land.  Using the proceeds from the joint ventures, property sales and stock offerings, Parkway purchased four buildings totaling $125 million in 2003 and two office buildings totaling $103 million in 2004.

        Leverage Neutral Growth.  Parkway began 2003 with a debt to total market capitalization of 45% and operated most of the year well below 40%.  The decrease in debt to total market capitalization is a result of timing delays in reinvesting proceeds from joint ventures, asset sales and stock offerings.  The Company anticipates that the debt to total market capitalization will average around 45% for the three years of Value2.  During 2003, we closed four mortgages for approximately $100 million, issued 690,000 common shares for a net $24 million, redeemed 2,650,000 shares of 8.75% Series A Preferred stock and issued 2.4 million shares of 8.0% Series D Preferred stock.  During the six months ending June 30, 2004, Parkway assumed a $44 million mortgage in connection with the Capital City Plaza purchase in Atlanta and placed two mortgages totaling $29 million.  As of June 30, 2004, the Company's debt-to-total market capitalization ratio was 43.2% as compared to 40.6% as of March 31, 2004 and 38.4% as of June 30, 2003.

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

         Equity Returns to Shareholders 10% Greater than the NAREIT Office Index.  Parkway is one-half of the way through the Value2 plan and achieved this financial goal for the first year of the plan.  FFO growth for the first twelve months of Value2 was negative 1.1% for the Company, which exceeded the FFO growth of the NAREIT Office Index by more than 10%.

Financial Condition

 Comments are for the balance sheet dated June 30, 2004 compared to the balance sheet dated December 31, 2003

       Office and Parking Properties.  In 2004, Parkway continued the application of its strategy of operating and acquiring office properties, joint venturing interests in office assets, as well as liquidating non-core assets and office assets that no longer meet the Company's investment criteria and/or the Company has determined value will be maximized by selling.  During the six months ending June 30, 2004, total assets increased $127,468,000 and office properties (before depreciation) increased $146,867,000 or 17%.

Purchases and Improvements

       Parkway's direct investment in office and parking properties increased $130,661,000 net of depreciation to a carrying amount of $859,356,000 at June 30, 2004, and consisted of 57 office and parking properties.  The primary reason for the increase in office and parking properties relates to the purchase of two office properties and the consolidation of MBALP as required under FIN 46.  The impact of the consolidation of MBALP on Parkway's investment in office and parking properties was an increase of $24,184,000.

       On January 29, 2004, the Company purchased Maitland 200, a 206,000 square-foot, four-story office building located in the Maitland Center submarket of Orlando, Florida.  Maitland 200 is currently 95% leased and was purchased for $26.3 million plus $1.4 million in closing costs and anticipated capital expenditures and leasing costs during the first two years of ownership.  The purchase was funded with the Company's existing lines of credit and represents the reinvestment of proceeds from the sale of properties through joint ventures in 2003.  Maitland 200 was constructed in 1984 and includes 885 surface parking spaces on 10.27 acres.

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

       During the six months ending June 30, 2004, the Company also capitalized building improvements and additional purchase expenses of $12,413,000 and recorded depreciation expense of $14,308,000 related to its operating property portfolio and development of a 500-space parking facility to accommodate customers at City Centre in Jackson, Mississippi.

       Note Receivable from Moore Building Associates LP.  In accordance with FIN 46, Parkway began consolidating MBALP effective January 1, 2004.  Accordingly, the note receivable from MBALP reported in the financial statements at December 31, 2003 in the amount of $5,926,000 has been eliminated in consolidation at June 30, 2004.

       Mortgage Loans.  During the six months ending June 30, 2004, the mortgage loan secured by a retail center was paid in full.  A gain of $774,000 was recognized on the note receivable during the first quarter of 2004 as the note was fully reserved.  This was the only outstanding mortgage loan held by Parkway.

       Notes Payable to Banks.  Notes payable to banks increased $19,086,000 during the six months ended June 30, 2004.  At June 30, 2004, notes payable to banks totaled $129,161,000 and the increase is primarily attributable to advances under bank lines of credit to purchase additional properties and make improvements to office properties.

       Mortgage Notes Payable Without Recourse.  During the six months ended June 30, 2004, mortgage notes payable without recourse increased $79,125,000 or 32%.  The increase is due to the following factors (in thousands):

Increase
(Decrease)
Assumption of first mortgage on Capital City Plaza purchase	$49,073
Placement of mortgage debt	28,950
Impact of consolidation of MBALP	13,822
Scheduled principal payments	(5,818)
Principal paid on early extinguishment of debt	(6,795)
Market value adjustment on reverse swap interest rate contract	(107)
$79,125

       In connection with the purchase of the Capital City Plaza in Atlanta, Georgia on April 2, 2004, Parkway assumed a $44 million fixed rate, non-recourse mortgage, which matures in September 2008 and bears interest at 6.75%.  In accordance with generally accepted accounting principles, the mortgage was recorded at approximately $49 million to reflect the fair value of the financial instrument based on the rate of 3.7% on the date of purchase.

       On May 26, 2004 the Company closed with a lender two non-recourse first mortgages totaling $28,950,000, which were secured by two properties. The mortgages are interest only in years one and two, have a fixed interest rate of 4.39% with a 7-year term and a 25-year amortization. Proceeds from the mortgage were used to reduce amounts outstanding under the Company's lines of credit.

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

       The computation of the interest and fixed charge coverage ratios and the reconciliation of net income to EBITDA is as follows for the six months ended June 30, 2004 and 2003 (in thousands):

	Six Months Ended
	June 30
	2004	2003
Net income	$13,955	$22,322
Adjustments to net income:
Interest expense	11,081	9,549
Amortization of financing costs	463	496
Prepayment expenses - early extinguishment of debt	271	-
Depreciation and amortization	15,919	13,952
Amortization of deferred compensation	393	332
Gain on note receivable, sale of joint venture interests and real estate	(774)	(5,641)
Tax expenses	-	88
EBITDA adjustments - unconsolidated joint ventures	2,868	2,564
EBITDA adjustments - minority interest in real estate partnerships	(975)	-
EBITDA (1)	$43,201	$43,662

Interest coverage ratio:
EBITDA	$43,201	$43,662
Interest expense:
Interest expense	$11,081	$ 9,549
Interest expense - unconsolidated joint ventures	1,439	1,317
Interest expense - minority interest in real estate partnerships	(637)	-
Total interest expense	$11,883	$10,866
Interest coverage ratio	3.64	4.02

Fixed charge coverage ratio:
EBITDA	$43,201	$43,662
Fixed charges:
Interest expense	$11,883	$10,866
Preferred dividends	5,439	6,080
Preferred distributions - unconsolidated joint ventures	247	253
Principal payments (excluding early extinguishment of debt)	5,818	5,692
Principal payments - unconsolidated joint ventures	311	277
Principal payments - minority interest in real estate partnerships	(230)	-
Total fixed charges	$23,468	$23,168
Fixed charge coverage ratio	1.84	1.88

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

       Stockholders' equity increased $24,048,000 during the six months ended June 30, 2004, as a result of the following (in thousands):

Increase
(Decrease)
Net income	$ 13,955
Change in market value of interest rate swap	166
Comprehensive income	14,121
Common stock dividends declared	(14,423)
Preferred stock dividends declared	(2,667)
Convertible preferred stock dividends declared	(2,772)
Exercise of stock options	2,605
Amortization of unearned compensation	393
Shares issued through DRIP plan	11,242
Preferred membership interests issued	15,491
Shares issued - Directors' fees	137
Shares contributed to deferred compensation plan	(79)
$24,048

     In connection with the Capital City Plaza purchase, Parkway issued $15.5 million in preferred membership interests to the seller.  The preferred membership interests pay the seller a 7% coupon rate and were issued to accommodate their tax planning needs.  The seller has the right to redeem $5.5 million of the membership interests within six months of closing and $10 million of the membership interests within nine months of closing.  Parkway has the right to retire the preferred interest 40 months after closing.

       Through the Company's Dividend Reinvestment and Stock Purchase Plan ("DRIP Plan"), 287,652 common shares were issued during second quarter 2004. Net proceeds received on the issuance of shares were $11,120,000, which equates to an average net per share price of $38.66.  Proceeds from the issuance were used to reduce amounts outstanding under the Company's lines of credit.  For the six months ending June 30, 2004, 290,307 common shares were issued through the DRIP Plan for net proceeds of $11,242,000, which equates to an average net per share price of $38.72.

Results of Operations

Comments are for the three months and six months ended June 30, 2004 compared to the three months and six months ended June 30, 2003.

       Net income available to common stockholders for the three months ended June 30, 2004, was $4,395,000 ($.40 per basic common share) as compared to $7,523,000 ($.74 per basic common share) for the three months ended June 30, 2003.  Net income available to common stockholders for the six months ended June 30, 2004 was $8,516,000 ($.78 per basic common share) compared to $13,623,000 ($1.38 per basic common share) for the six months ended June 30, 2003.  Net income included a gain on a note receivable in the amount of $774,000 for the six months ended June 30, 2004.  Net income included a gain from the sale of joint venture interests and land in the amount of $5,641,000 for the six months ended June 30, 2003.  Additionally, a $2,619,000 non-cash adjustment for original issue costs related to the redemption of Series A Preferred Stock was included in net income available to common stockholders for the six months ended June 30, 2003.  The Series A Preferred Stock was originally issued in April of 1998.

       Office and Parking Properties.  The primary reason for the change in the Company's net income from office and parking properties for 2004 as compared to 2003 is the net effect of the operations of the following properties purchased, property sold and joint venture interests sold (in thousands):

 Properties Purchased:

Office Properties	Purchase Date	Square Feet
Citrus Center	02/11/03	258
Peachtree Dunwoody Pavilion	08/28/03	366
Wells Fargo Building	09/12/03	135
Carmel Crossing	11/24/03	324
Maitland 200	01/29/04	206
Capital City Plaza	04/02/04	410

Property Sold:

Office Property	Date Sold	Square Feet
BB&T Financial Center	08/01/03	240

Joint Venture Interests Sold:

Office Property/Interest Sold	Date Sold	Square Feet
Viad Corporate Center/70%	03/06/03	481
UBS Building & River
Oaks Place/80%	05/28/03	170

       Operations of office and parking properties are summarized below (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Income	$ 40,224	$ 35,162	$ 77,131	$ 72,219
Operating expense	(18,574)	(15,817)	(36,143)	(32,379)
	21,650	19,345	40,988	39,840
Interest expense	(4,964)	(4,131)	(9,836)	(8,158)
Depreciation and amortization	(8,290)	(6,598)	(15,919)	(13,952)
Income from office and parking properties	$ 8,396	$ 8,616	$ 15,233	$ 17,730

       Interest on Note Receivable from Moore Building Associates LP and Incentive Management Fee Income from Moore Building Associates LP. In accordance with FIN 46, Parkway began consolidating MBALP effective January 1, 2004.  Due to the consolidation, the intercompany revenue and expense from MBALP was eliminated from the financial statements.  Therefore, interest income and incentive management fee income from MBALP for the six months ending June 30, 2004 has been eliminated in consolidation.

       Interest Expense.  The $1,678,000 increase in interest expense on office properties for the six months ended June 30, 2004 compared to the same period in 2003 is due to the net effect of the early extinguishment of two mortgages in 2004 and two mortgages in 2003, new loans placed or assumed in 2003 and 2004 and the impact of consolidating MBALP.  The average interest rate on mortgage notes payable as of June 30, 2004  and 2003 was 6.2% and 7.1%, respectively.

 Liquidity and Capital Resources

Statement of Cash Flows

        Cash and cash equivalents were $1,742,000 and $468,000 at June 30, 2004 and December 31, 2003, respectively.  Cash flows provided by operating activities for the six months ending June 30, 2004 were $26,812,000 compared to $21,326,000 for the same period of 2003.  The change in cash flows from operating activities is primarily attributable to the timing of receipt of revenues and payment of expenses.

       Cash used in investing activities was $71,763,000 for the six months ended June 30, 2004 compared to cash provided by investing activities of $45,685,000 for the same period of 2003.  The decrease in cash provided by investing activities of $117,448,000 is primarily due to increased office property purchases in 2004 of $46,344,000 and the proceeds received on the sale of joint venture interests and real estate in 2003 of $70,040,000.

       Cash provided by financing activities was $45,462,000 for the six months ended June 30, 2004 compared to cash used by financing activities of $65,650,000 for the same period of 2003.  The increase in cash provided by financing activities of $111,112,000 is primarily due to the additional bank borrowings of $19,252,000 in 2004 to fund office property purchases compared to a reduction in bank borrowings for the same period of 2003 of $73,990,000 principally from the proceeds from the sale of joint venture interests and real estate and a stock offering.

 Liquidity

       The Company plans to continue pursuing the acquisition of additional investments that meet the Company's investment criteria and intends to use bank lines of credit, proceeds from the sale of non-core assets and office properties, proceeds from the sale of portions of owned assets through joint ventures, possible sales of securities and cash balances to fund those acquisitions.  At June 30, 2004, the Company had $129,161,000 outstanding under two bank lines of credit.

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

       On February 6, 2004, Parkway entered into a Credit Agreement with a consortium of 11 banks with Wachovia Capital Markets, LLC as Sole Lead Arranger and Sole Book Runner, Wachovia Bank, National Association as Administrative Agent, PNC Bank, National Association as Syndication Agent, and other banks as participants.  The Credit Agreement provides for a three-year $170 million unsecured revolving credit facility (the "$170 million line").  The $170 million line replaces the previous $135 million unsecured revolving credit facility and the $20 million term loan with JP Morgan Chase Bank.  The interest rate on the $170 million line is equal to the 30-day LIBOR rate plus 100 to 150 basis points, depending upon overall Company leverage (with the current rate set at 132.5 basis points).  The interest rate on the $170 million line was 2.5% at June 30, 2004.

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

       On February 6, 2004, Parkway amended and renewed the one-year $15 million unsecured line of credit with PNC Bank (the "$15 million line").  This line of credit matures February 4, 2005, is unsecured and is expected to fund the daily cash requirements of the Company's treasury management system.  The interest rate on the $15 million line is equal to the 30-day LIBOR rate plus 100 to 150 basis points, depending upon overall Company leverage (with the current rate set at 132.5 basis points).  The interest rate on the $15 million line was 2.5% at June 30, 2004.  The Company paid a facility fee of $15,000 (10 basis points) upon closing of the loan agreement.  Under the $15 million line, the Company does not pay annual administration fees or fees on the unused portion of the line.

       The Company's interest rate hedge contracts as of June 30, 2004 are summarized as follows (in thousands):

					Fair
Type of	Notional	Maturity		Fixed	Market
Hedge	Amount	Date	Reference Rate	Rate	Value
Swap	$60,000	12/31/04	1-Month LIBOR	1.293%	$166
Reverse Swap	$ 4,715	07/15/06	1-Month LIBOR + 3.455%	8.080%	135
					$301

       Effective February 24, 2004, the Company entered into a $60 million interest rate swap agreement effectively locking the LIBOR rate on this portion of outstanding unsecured, floating rate bank debt at 1.293%, which equates to a current interest rate of 2.618%.  The agreement matures December 31, 2004. The Company designated the swap as a hedge of the variable interest rates on the Company's borrowings under the $170 million line.  Accordingly, changes in the fair value of the swap are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings.

       To protect against the potential for rapidly rising interest rates, the Company entered into two interest rate swap agreements in May 2004. The first interest rate swap agreement is for a $40 million notional amount and fixed the 30-day LIBOR interest rate at 3.53% for the period January 1, 2005 through June 30, 2006. The second interest rate swap agreement is for a $20 million notional amount and fixed the 30-day LIBOR interest rate at 3.18% for the period January 1, 2005 through December 31, 2005.

       The effect of the reverse swap is to convert a fixed rate mortgage note payable to a variable rate.  The Company does not hold or issue these types of derivative contracts for trading or speculative purposes.

       At June 30, 2004, the Company had $326,315,000 of non-recourse fixed rate mortgage notes payable with an average interest rate of 6.2% secured by office properties and $129,161,000 drawn under bank lines of credit. Parkway's pro rata share of unconsolidated joint venture debt was $45,590,000 with an average interest rate of 6.4% at June 30, 2004.  Based on the Company's total market capitalization of approximately $1.1 billion at June 30, 2004 (using the June 30, 2004 closing price of $44.45 per common share), the Company's debt represented approximately 43.2% of its total market capitalization.  The Company targets a debt to total market capitalization rate at a percentage in the mid-40's.  This rate may vary at times pending acquisitions, sales and/or equity offerings.  In addition, volatility in the price of the Company's common stock may affect the debt to total market capitalization ratio.  However, over time the Company plans to maintain a percentage in the mid-40's.  In addition to this debt ratio, the Company monitors interest and fixed charge coverage ratios.  The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization.  This ratio for the six months ending June 30, 2004 and 2003 was 3.64 and 4.02 times, respectively.  The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to earnings before interest, taxes, depreciation and amortization.  This ratio for the six months ending June 30, 2004 and 2003 was 1.84 and 1.88 times, respectively.

       The table below presents the principal payments due and weighted average interest rates for the fixed rate debt.

	Average	Fixed Rate Debt
	Interest Rate	(In thousands)
2004*	6.16%	$ 6,234
2005	6.14%	13,892
2006	6.09%	19,245
2007	6.06%	33,714
2008	6.40%	97,644
2009	6.62%	29,024
Thereafter	7.42%	126,562
Total		$326,315

Fair value at 06/30/04		$334,819

*Remaining six months

       The Company presently has plans to make additional capital improvements at its office properties in 2004 of approximately $20 million.  These expenses include tenant improvements, capitalized acquisition costs and capitalized building improvements.  Approximately $3 million of these improvements relate to upgrades on properties acquired in recent years that were anticipated at the time of purchase.  All such improvements are expected to be financed by cash flow from the properties and advances on the bank lines of credit.

       During the first quarter of 2004, the Company signed a lease at City Centre in Jackson, Mississippi with Forman Perry Watkins Krutz & Tardy LLP for 145,000 square feet, commencing upon completion of $3.2 million in improvements to the space primarily in the fourth quarter of 2004. Additionally, Parkway committed to the development of a $6.5 million, 500-space parking facility to accommodate the building customers at City Centre.  Parkway anticipates utilizing its current cash balance, operating cash flows and borrowings under the working capital line of credit to fund the $3.2 million in improvements.  The construction of the garage will be financed with a construction loan, which will bear interest at a rate equal to the 30-day LIBOR rate plus 125 basis points.

       The Company anticipates that its current cash balance, operating cash flows, proceeds from the sale of office properties, proceeds from the sale of portions of owned assets through joint ventures, possible sales of securities and borrowings (including borrowings under the working capital line of credit and the construction loan for the City Centre parking garage) will be adequate to pay the Company's (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders, (iv) capital improvements, and (v) normal repair and maintenance expenses at its properties, both in the short and long term.

Contractual Obligations

       See information appearing under the caption "Financial Condition - Mortgage Notes Payable Without Recourse" in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of changes in long-term debt.

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

       The following table presents a reconciliation of the Company's net income to FFO for the three months and six months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net income	$ 7,225	$13,209	$13,955	$22,322
Adjustments to derive funds from operations:
Depreciation and amortization	8,290	6,598	15,919	13,952
Minority interest depreciation and amortization	(164)	-	(326)	-
Adjustments for unconsolidated joint ventures	565	529	1,108	938
Preferred dividends	(1,467)	(1,503)	(2,667)	(2,952)
Convertible preferred dividends	(1,363)	(1,564)	(2,772)	(3,128)
Original issue costs - redemption of
preferred stock	-	(2,619)	-	(2,619)
Gain on sale of joint venture interests	-	(4,183)	-	(5,279)
Amortization of deferred gains and other	-	(1)	1	(3)
Funds from operations applicable to common
Shareholders	$13,086	$10,466	$25,218	$23,231

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

 PART II.  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

       On May 6, 2004, the Company held its Annual Meeting of Stockholders.  At the Annual Meeting, the following nine directors were elected to serve until the next Annual Meeting.

	SHARES OF COMMON STOCK		SHARES OF SERIES B PREFERRED STOCK
	FOR	WITHHOLD AUTHORITY	FOR	WITHHOLD AUTHORITY
Daniel P. Friedman	10,029,723	68,313	1,892,857	-
Roger P. Friou	9,440,961	657,074	1,892,857	-
Martin L. Garcia	10,029,384	68,652	1,892,857	-
Matthew W. Kaplan	9,440,922	657,113	1,892,857	-
Michael J. Lipsey	9,829,441	268,595	1,892,857	-
Joe F. Lynch	10,027,814	70,221	1,892,857	-
Steven G. Rogers	10,026,041	71,995	1,892,857	-
Leland R. Speed	10,024,532	73,503	1,892,857	-
Lenore M. Sullivan	9,979,779	118,256	1,892,857	-

In addition, the following item was also approved at the May 6, 2004 meeting.

Approval for the proposal to adopt the Company's 2001 Non-Employee Directors Equity Compensation Plan, as amended.

	SHARES OF COMMON STOCK	SHARES OF SERIES B PREFERRED STOCK
FOR	8,245,837	1,892,857
AGAINST	427,773	-
ABSTAIN	59,181	-

Item 6.        Exhibits and Reports on Form 8-K

10.1             The Parkway Properties, Inc. 2001 Non-employee Directors Equity Compensation Plan, as amended   (incorporated by reference to Appendix A to the Company's Proxy Material for its May 6, 2004 Annual Meeting).

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

        31.2     Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1     Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2     Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

        (1)       8-K Furnished - May 3, 2004

                    Press release of the Company dated May 3, 2004, announcing the results of  operations of the Company for the quarter ended March 31, 2004.

        (2)       8-K Filed - June 14, 2004

Reporting the purchase of Carmel Crossing in Charlotte, North Carolina and Capital City Plaza in Atlanta, Georgia.

                    SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 4, 2004	PARKWAY PROPERTIES, INC.

	BY:	/s/ Mandy M. Pope
Mandy M. Pope, CPA
Senior Vice President and
Chief Accounting Officer