Form 10-Q
period 2004-09-30
PARKWAY PROPERTIES INC
filed 2004-11-02
CIK 729237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒                                 Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2004
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

       11,433,779 shares of Common Stock, $.001 par value, were outstanding as of November 1, 2004.

PARKWAY PROPERTIES, INC.

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

Page

Part I. Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets, September 30, 2004 and December 31, 2003	3

	Consolidated Statements of Income for the Three Months and Nine Months Ended
	September 30, 2004 and 2003	4

	Consolidated Statements of Stockholders' Equity for the Nine Months Ended
	September 30, 2004 and 2003	6

	Consolidated Statements of Cash Flows for the Nine Months Ended
	September 30, 2004 and 2003	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	25

Part II. Other Information

Item 6.	Exhibits	26

Signatures

Authorized signatures		26

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30	December 31
	2004	2003
	(Unaudited)
Assets
Real estate related investments:
Office and parking properties	$ 1,024,942	$ 844,168
Parking development	1,462	-
Accumulated depreciation	(139,764)	(115,473)
	886,640	728,695

Land available for sale	3,528	3,528
Note receivable from Moore Building Associates LP	-	5,926
Mortgage loans	-	861
Investment in unconsolidated joint ventures	19,950	20,026
	910,118	759,036

Interest, rents receivable and other assets	77,541	42,804
Cash and cash equivalents	1,579	468
	$ 989,238	$ 802,308
Liabilities
Notes payable to banks	$ 151,758	$ 110,075
Mortgage notes payable without recourse	361,972	247,190
Accounts payable and other liabilities	46,892	37,022
	560,622	394,287
Minority Interest
Minority Interest - unit holders	40	41
Minority Interest - real estate partnerships	3,769	-
	3,809	41
Stockholders' Equity
8.34% Series B Cumulative Convertible Preferred stock, $.001 par value, 2,142,857 shares authorized, 1,792,857 and 1,942,857
shares issued and outstanding in 2004 and 2003, respectively	62,750	68,000
Series C Preferred stock, $.001 par value, 400,000 shares authorized,
no shares issued	-
8.00% Series D Preferred stock, $.001 par value, 2,400,000 shares
authorized, issued and outstanding	57,976	57,976
Preferred membership interests	10,741	-
Common stock, $.001 par value, 65,057,143 shares authorized,
11,430,812 and 10,808,131 shares issued and outstanding in
2004 and 2003, respectively	11	11
Excess stock, $.001 par value, 30,000,000 shares authorized,
no shares issued	-	-
Common stock held in trust, at cost, 130,000 and 128,000 shares
in 2004 and 2003, respectively	(4,400)	(4,321)
Additional paid-in capital	274,145	252,695
Unearned compensation	(4,044)	(4,634)
Accumulated other comprehensive income	109	-
Retained earnings	27,519	38,253
	424,807	407,980
	$ 989,238	$ 802,308

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended
	September 30
	2004	2003
	(Unaudited)

Revenues
Income from office and parking properties	$ 42,220	$ 34,888
Management company income	433	546
Interest on note receivable from Moore Building Associates LP	-	207
Incentive management fee from Moore Building Associates LP	-	66
Other income and deferred gains	3	64
	42,656	35,771
Expenses
Office and parking properties:
Operating expense	19,519	15,229
Interest expense:
Contractual	5,052	4,037
Prepayment expenses	(141)
Amortization of loan costs	159	77
Depreciation and amortization	10,722	6,722
Operating expense for other real estate properties	(2)	11
Interest expense on bank notes:
Contractual	932	615
Amortization of loan costs	114	64
Management company expenses	87	61
General and administrative	1,122	1,040
	37,564	27,856

Income before equity in earnings, gain and minority interest	5,092	7,915

Equity in earnings of unconsolidated joint ventures	359	590
Gain on sale of joint venture interests and real estate	-	5,020
Minority interest - unit holders	(1)	(1)
Minority interest - real estate partnerships	(31)	-

Net income	5,419	13,524

Change in market value of interest rate swap	(57)	59
Comprehensive income	$ 5,362	$ 13,583

Net income available to common stockholders:
Net income	$ 5,419	$ 13,524
Dividends on preferred stock	(1,468)	(1,200)
Dividends on convertible preferred stock	(1,350)	(1,545)
Net income available to common stockholders	$ 2,601	$ 10,779

Net income per common share:
Basic	$ 0.23	$ 1.04
Diluted	$ 0.23	$ 0.96

Dividends per common share	$ 0.65	$ 0.65

Weighted average shares outstanding:
Basic	11,330	10,411
Diluted	11,528	12,790

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Nine Months Ended
	September 30
	2004	2003
	(Unaudited)

Revenues
Income from office and parking properties	$ 119,351	$ 107,107
Management company income	1,270	1,688
Interest on note receivable from Moore Building Associates LP	-	613
Incentive management fee from Moore Building Associates LP	-	221
Other income and deferred gains	20	551
	120,641	110,180
Expenses
Office and parking properties:
Operating expense	55,662	47,608
Interest expense:
Contractual	14,369	12,063
Prepayment expenses	130	-
Amortization of loan costs	407	209
Depreciation and amortization	26,641	20,674
Operating expense for other real estate properties	18	31
Interest expense on bank notes:
Contractual	2,696	2,138
Amortization of loan costs	329	428
Management company expenses	259	302
General and administrative	3,089	3,184
	103,600	86,637

Income before equity in earnings, gain and minority interest	17,041	23,543

Equity in earnings of unconsolidated joint ventures	1,469	1,644
Gain on note receivable, sale of joint venture interests and real estate	774	10,661
Minority interest - unit holders	(2)	(2)
Minority interest - real estate partnerships	92	-

Net income	19,374	35,846

Change in market value of interest rate swap	109	119
Comprehensive income	$ 19,483	$ 35,965

Net income available to common stockholders:
Net income	$ 19,374	$ 35,846
Original issue costs associated with redemption of preferred stock	-	(2,619)
Dividends on preferred stock	(4,135)	(4,152)
Dividends on convertible preferred stock	(4,122)	(4,673)
Net income available to common stockholders	$ 11,117	$ 24,402

Net income per common share:
Basic	$ 1.00	$ 2.43
Diluted	$ 0.98	$ 2.35

Dividends per common share	$ 1.95	$ 1.95

Weighted average shares outstanding:
Basic	11,094	10,031
Diluted	11,299	12,390

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Nine Months Ended
	September 30
	2004	2003
	(Unaudited)

8.75% Series A Preferred stock, $.001 par value
Balance at beginning of period	$ -	$ 66,250
Redemption of preferred stock	-	(66,250)
Balance at end of period	-	-
8.34% Series B Cumulative Convertible
Preferred stock, $.001 par value
Balance at beginning of period	68,000	75,000
Conversion of preferred stock to common stock	(5,250)	(7,000)
Balance at end of period	62,750	68,000
8.00% Series D Preferred stock, $.001 par value
Balance at beginning of period	57,976	-
Shares issued	-	57,976
Balance at end of period	57,976	57,976
Preferred Membership Interests
Balance at beginning of period	-	-
Preferred membership interests issued	15,491	-
Redemption of preferred membership interests	(4,750)
Balance at end of period	10,741	-
Common stock, $.001 par value
Balance at beginning of period	11	9
Shares issued - stock offering	-	1
Balance at end of period	11	10
Common stock held in trust
Balance at beginning of period	(4,321)	-
Shares contributed to deferred compensation plan	(79)	(4,321)
Balance at end of period	(4,400)	(4,321)
Additional paid-in capital
Balance at beginning of period	252,695	199,979
Stock options exercised	4,673	5,527
Shares issued in lieu of Directors' fees	137	70
Restricted shares issued	-	5,092
Shares issued - employee excellence recognition program	-	3
Shares issued - DRIP plan	11,390	7,611
Shares issued - stock offering	-	24,181
Conversion of preferred stock to common stock	5,250	7,000
Original issue costs associated with redemption of preferred stock	-	2,619
Purchase of Company stock	-	(366)
Balance at end of period	274,145	251,716
Unearned compensation
Balance at beginning of period	(4,634)	-
Restricted shares issued	-	(5,092)
Amortization of unearned compensation	590	500
Balance at end of period	(4,044)	(4,592)
Accumulated other comprehensive income (loss)
Balance at beginning of period	-	(170)
Change in market value of interest rate swaps	109	119
Balance at end of period	109	(51)
Retained earnings
Balance at beginning of period	38,253	35,753
Net income	19,374	35,846
Original issue costs associated with redemption of preferred stock	-	(2,619)
Preferred stock dividends declared	(4,135)	(4,152)
Convertible preferred stock dividends declared	(4,122)	(4,673)
Common stock dividends declared	(21,851)	(19,598)
Balance at end of period	27,519	40,557
Total stockholders' equity	$ 424,807	$ 409,295

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30
	2004	2003
	(Unaudited)

Operating activities
Net income	$ 19,374	$ 35,846
Adjustments to reconcile net income to cash provided by
operating activities:
Depreciation and amortization	26,641	20,674
Amortization of above market leases	77	-
Amortization of loan costs	736	637
Amortization of unearned compensation	590	500
Income (loss) allocated to minority interests	(90)	2
Gain on note receivable, sale of joint venture interests and real estate	(774)	(10,661)
Equity in earnings of unconsolidated joint ventures	(1,469)	(1,644)
Other	-	(8)
Changes in operating assets and liabilities:
Increase in receivables and other assets	(5,901)	(4,533)
Increase (decrease) in accounts payable and accrued expenses	4,651	(4,747)

Cash provided by operating activities	43,835	36,066

Investing activities
Payments received on mortgage loans	774	6
Distributions from unconsolidated joint ventures	1,831	2,339
Investments in unconsolidated joint ventures	(286)	(549)
Purchases of real estate related investments	(72,524)	(65,198)
Proceeds from sale of joint venture interests and real estate	-	97,434
Real estate development	(1,462)	-
Improvements to real estate related investments	(23,308)	(15,756)

Cash (used in) provided by investing activities	(94,975)	18,276

Financing activities
Principal payments on mortgage notes payable	(16,425)	(23,741)
Net proceeds from (payments on) bank borrowings	41,792	(48,479)
Proceeds from long-term financing	28,950	18,800
Stock options exercised	4,673	5,527
Dividends paid on common stock	(21,575)	(19,420)
Dividends paid on preferred stock	(8,058)	(8,852)
Purchase of Company stock	-	(366)
Proceeds from DRIP Plan	11,390	7,611
Redemption of preferred stock	(4,750)	(66,250)
Proceeds from stock offerings and preferred membership interests	15,491	82,158

Cash provided by (used in) financing activities	51,488	(53,012)

Impact on cash of consolidation of MBALP	763	-

Change in cash and cash equivalents	1,111	1,330

Cash and cash equivalents at beginning of period	468	1,594

Cash and cash equivalents at end of period	$ 1,579	$ 2,924

See notes to consolidated financial statements.

Parkway Properties, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2004

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

       The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  All such adjustments are of a normal recurring nature.  Operating results for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.  The financial statements should be read in conjunction with the annual report and the notes thereto.

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

       Effective January 1, 2004, Parkway began consolidating its ownership interest in Moore Building Associates LP ("MBALP").  Parkway has less than .1% ownership interest in MBALP and acts as the managing general partner of this partnership.  MBALP was established for the purpose of owning a commercial office building (the Toyota Center in Memphis, Tennessee) and is primarily funded with financing from a third party lender, which is secured by a first lien on the rental property of the partnership.  The creditors of MBALP do not have recourse to Parkway.  In acting as the general partner, Parkway is committed to providing additional funding to meet partnership operating deficits up to an aggregate amount of $1 million.  MBALP has a fixed rate non-recourse first mortgage in the amount of $13,492,000 that is secured by the Toyota Center, which has a carrying amount of $23,694,000.

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

(3)  Supplemental Cash Flow Information

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

	Nine Months Ended
	September 30
	2004	2003
	(in thousands)
Cash paid for interest	$16,834	$14,056
Income taxes (refunded) paid	(4)	117
Mortgage assumed in purchase	88,678	21,153
Restricted shares issued	-	5,092
Shares issued in lieu of Directors' fees	137	70
Original issue costs associated with redemption of preferred stock	-	2,619

(4)  Acquisitions

        On January 29, 2004, the Company purchased Maitland 200, a 206,000 square-foot, four-story office building located in the Maitland Center submarket of Orlando, Florida.  Maitland 200 is currently 94% leased and was purchased for $26.3 million plus $1.4 million in closing costs and anticipated capital expenditures and leasing costs during the first two years of ownership.  The purchase was funded with the Company's existing lines of credit and represents the reinvestment of proceeds from the sale of properties through joint ventures in 2003.  Maitland 200 was constructed in 1984 and includes 885 surface parking spaces on 10.27 acres.

       On April 2, 2004, the Company purchased Capital City Plaza, a 410,000 square-foot, 17-story Class A office building in the Buckhead submarket of Atlanta, Georgia.  The acquisition also includes an adjoining five-story parking garage containing 726 spaces, a surface parking lot containing 81 parking spaces and rights to an adjacent lot containing 349 parking spaces.  At the time of purchase the property was 92% leased and was acquired for $76.3 million plus $2.3 million in closing costs and anticipated capital expenditures and leasing costs during the first two years of ownership.  The purchase was funded with the Company's existing lines of credit, assumption of an existing non-recourse first mortgage of approximately $44 million and the issuance of $15.5 million in preferred membership interests to the seller.

        On August 24, 2004, the Company purchased Squaw Peak Corporate Center, a 287,000 square foot, two-building office campus in the Camelback/Squaw Peak submarket of Phoenix, Arizona.  The acquisition also includes two adjoining two-story parking decks containing 518 spaces, 122 covered spaces and a surface parking lot containing 792 parking spaces.  The property is currently 98% leased and was acquired for $46.9 million plus $2.7 million in closing costs and anticipated capital expenditures and leasing costs during the first two years of ownership.  The purchase was funded with the company's existing lines of credit, proceeds from equity issued under the Company's DRIP plan in the second quarter of 2004, and the assumption of an existing first mortgage of approximately $34 million.

(5)  Investment in Unconsolidated Joint Ventures

       As of September 30, 2004, the Company is invested in four joint ventures.  As required by generally accepted accounting principles, these joint ventures are accounted for using the equity method of accounting, as Parkway has significant influence over, but does not control any of these joint ventures and is not the primary beneficiary.  As a result, the assets and liabilities of the joint ventures are not included on Parkway's consolidated balance sheets as of September 30, 2004.  Information relating to the unconsolidated joint ventures is detailed below.

			Square	Parkway's
			Feet	Ownership	Percentage
Joint Ventures	Property Name	Location	(in thousands)	Interest	Leased

Parkway 233 North Michigan, LLC	233 North Michigan Avenue	Chicago, IL	1,070	30%	92.1%
Phoenix OfficeInvest, LLC	Viad Corporate Center	Phoenix, AZ	481	30%	96.0%
Parkway Joint Venture, LLC	UBS Building/River Oaks	Jackson, MS	170	20%	90.9%
Wink-Parkway Partnership	Wink Building	New Orleans, LA	32	50%	100.0%
			1,753		93.2%

       Balance sheet information for the unconsolidated joint ventures is summarized below as of September 30, 2004 and December 31, 2003 (in thousands):

Balance Sheet Information
September 30, 2004
	233 North	Viad Corp	Wink	Jackson	Combined
	Michigan	Center	Building	JV	Total

Unconsolidated Joint Ventures:
Real Estate, Net	$ 168,795	$ 59,070	$ 1,265	$ 16,679	$ 245,809
Other Assets	17,311	4,006	135	576	22,028
Total Assets	$ 186,106	$ 63,076	$ 1,400	$ 17,255	$ 267,837

Mortgage Debt (a)	$ 100,613	$ 42,500	$ 469	$ 11,313	$ 154,895
Other Liabilities	12,655	2,837	4	595	16,091
Partners' and Shareholders' Equity	72,838	17,739	927	5,347	96,851
Total Liabilities and
Partners'/Shareholders' Equity	$ 186,106	$ 63,076	$ 1,400	$ 17,255	$ 267,837

Parkway's Share of Unconsolidated Joint Ventures:
Real Estate, Net (a)	$ 50,638	$ 17,721	$ 634	$ 3,336	$ 72,329
Mortgage Debt (a)	$ 30,184	$ 12,750	$ 235	$ 2,262	$ 45,431
Net Investment in Joint Ventures (a)	$ 14,946	$ 4,506	$ 463	$ 35	$ 19,950

December 31, 2003
	233 North	Viad Corp	Wink	Jackson	Combined
	Michigan	Center	Building	JV	Total

Unconsolidated Joint Ventures:
Real Estate, Net	$ 171,396	$ 59,587	$ 1,282	$ 16,595	$ 248,860
Other Assets	13,417	2,939	158	723	17,237
Total Assets	$ 184,813	$ 62,526	$ 1,440	$ 17,318	$ 266,097

Mortgage Debt (a)	$ 102,002	$ 42,500	$ 526	$ 11,442	$ 156,470
Other Liabilities	9,054	2,048	4	434	11,540
Partners' and Shareholders' Equity	73,757	17,978	910	5,442	98,087
Total Liabilities and
Partners'/Shareholders' Equity	$ 184,813	$ 62,526	$ 1,440	$ 17,318	$ 266,097

Parkway's Share of Unconsolidated Joint Ventures:
Real Estate, Net (a)	$ 51,419	$ 17,876	$ 641	$ 3,319	$ 73,255
Mortgage Debt (a)	$ 30,601	$ 12,750	$ 263	$ 2,288	$ 45,902
Net Investment in Joint Ventures (a)	$ 14,963	$ 4,577	$ 455	$ 31	$ 20,026

       (a)  The mortgage debt, all of which is non-recourse, is collateralized by the individual real estate properties within each venture.

        The terms related to Parkway's share of unconsolidated joint venture mortgage debt are summarized below (in thousands):

				Monthly	Loan	Loan
	Type of	Interest		Debt	Balance	Balance
Joint Venture	Debt Service	Rate	Maturity	Service	09/30/04	12/31/03

233 North Michigan Avenue	Amortizing	7.350%	07/11/11	$229	$30,184	$30,601
Viad Corporate Center	Interest Only	LIBOR + 2.600%	03/11/05	45	12,750	12,750
Jackson JV	Amortizing	5.840%	05/01/13	70	2,262	2,288
Wink Building	Amortizing	8.625%	07/01/09	5	235	263
				$349	$45,431	$45,902

Weighted average interest rate at end of period					6.492%	6.396%

        The following table presents Parkway's share of principal payments due for mortgage debt in unconsolidated joint ventures (in thousands):

	233 North	Viad Corporate	Wink	Jackson
	Michigan	Center	Building	JV	Total
2004*	$ 144	$ -	$ 10	$ 9	$ 163
2005	602	12,750	42	37	13,431
2006	648	-	45	39	732
2007	695	-	50	41	786
2008	747	-	54	44	845
2009	803		34	46	883
Thereafter	26,545	-	-	2,046	28,591
	$ 30,184	$ 12,750	$ 235	$ 2,262	$ 45,431

*Remaining three months

       Income statement information for the unconsolidated joint ventures is summarized below for the three months and nine months ending September 30, 2004 and 2003 (in thousands):

Results of Operations
	Three Months Ended September 30, 2004
	233 North	Viad Corp	Wink	Jackson	Combined
	Michigan	Center	Building	JV	Total

Unconsolidated Joint Ventures (100%):
Revenues	$ 8,598	$ 2,995	$ 70	$ 687	$ 12,350
Operating Expenses	(4,261)	(1,381)	(17)	(314)	(5,973)
Net Operating Income	4,337	1,614	53	373	6,377
Interest Expense	(1,822)	(473)	(10)	(221)	(2,526)
Loan Cost Amortization	(29)	(93)	(1)	(1)	(124)
Depreciation and Amortization	(1,555)	(424)	(6)	(95)	(2,080)
Preferred Distributions	(456)	-	-	-	(456)
Net Income	$ 475	$ 624	$ 36	$ 56	$ 1,191
Parkway's Share of Unconsolidated Joint Ventures:
Net Income	$ 143	$ 187	$ 18	$ 11	$ 359
Depreciation and Amortization	$ 466	$ 127	$ 4	$ 19	$ 616
Interest Expense	$ 546	$ 142	$ 5	$ 44	$ 737
Loan Cost Amortization	$ 9	$ 27	$ 1	$ 1	$ 38
Preferred Distributions	$ 137	$ -	$ -	$ -	$ 137
Other Supplemental Information:
Distributions from Unconsolidated JVs	$ 277	$ 218	$ -	$ -	$ 495

Results of Operations
	Three Months Ended September 30, 2003
	233 North	Viad Corp	Wink	Jackson	Combined
	Michigan	Center	Building	JV	Total

Unconsolidated Joint Ventures (100%):
Revenues	$ 8,557	$ 3,000	$ 76	$ 691	$ 12,324
Operating Expenses	(3,735)	(1,344)	(23)	(309)	(5,411)
Net Operating Income	4,822	1,656	53	382	6,913
Interest Expense	(1,958)	(450)	(12)	(168)	(2,588)
Loan Cost Amortization	(29)	(92)	-	-	(121)
Depreciation and Amortization	(1,348)	(374)	(6)	(78)	(1,806)
Preferred Distributions	(410)	-	-	-	(410)
Net Income	$ 1,077	$ 740	$ 35	$ 136	$ 1,988
Parkway's Share of Unconsolidated Joint Ventures:
Net Income	$ 323	$ 222	$ 18	$ 27	$ 590
Depreciation and Amortization	$ 405	$ 112	$ 3	$ 16	$ 536
Interest Expense	$ 587	$ 135	$ 6	$ 34	$ 762
Loan Cost Amortization	$ 9	$ 28	$ -	$ -	$ 37
Preferred Distributions	$ 123	$ -	$ -	$ -	$ 123
Other Supplemental Information:
Distributions from Unconsolidated JVs	$ 379	$ 248	$ -	$ 9	$ 636
Results of Operations
	Nine Months Ended September 30, 2004
	233 North	Viad Corp	Wink	Jackson	Combined
	Michigan	Center	Building	JV	Total

Unconsolidated Joint Ventures (100%):
Revenues	$ 25,389	$ 8,723	$ 229	$ 2,107	$ 36,448
Operating Expenses	(11,658)	(3,962)	(67)	(925)	(16,612)
Net Operating Income	13,731	4,761	162	1,182	19,836
Interest Expense	(5,473)	(1,359)	(32)	(554)	(7,418)
Loan Cost Amortization	(88)	(278)	(3)	(3)	(372)
Depreciation and Amortization	(4,328)	(1,204)	(17)	(280)	(5,829)
Preferred Distributions	(1,279)	-	-	-	(1,279)
Net Income	$ 2,563	$ 1,920	$ 110	$ 345	$ 4,938
Parkway's Share of Unconsolidated Joint Ventures:
Net Income	$ 769	$ 576	$ 55	$ 69	$ 1,469
Depreciation and Amortization	$ 1,298	$ 361	$ 9	$ 56	$ 1,724
Interest Expense	$ 1,641	$ 408	$ 16	$ 111	$ 2,176
Loan Cost Amortization	$ 27	$ 83	$ 1	$ 1	$ 112
Preferred Distributions	$ 384	$ -	$ -	$ -	$ 384
Other Supplemental Information:
Distributions from Unconsolidated JVs	$ 1,071	$ 649	$ 46	$ 65	$ 1,831

Results of Operations
	Nine Months Ended September 30, 2003
	233 North	Viad Corp	Wink	Jackson	Combined
	Michigan	Center	Building	JV	Total

Unconsolidated Joint Ventures (100%):
Revenues	$ 25,641	$ 6,939	$ 228	$ 947	$ 33,755
Operating Expenses	(11,252)	(3,070)	(64)	(422)	(14,808)
Net Operating Income	14,389	3,869	164	525	18,947
Interest Expense	(5,673)	(1,045)	(37)	(224)	(6,979)
Loan Cost Amortization	(89)	(216)	(2)	-	(307)
Depreciation and Amortization	(3,967)	(843)	(17)	(109)	(4,936)
Preferred Distributions	(1,253)	-	-	-	(1,253)
Net Income	$ 3,407	$ 1,765	$ 108	$ 192	$ 5,472
Parkway's Share of Unconsolidated Joint Ventures:
Net Income	$ 1,022	$ 530	$ 54	$ 38	$ 1,644
Depreciation and Amortization	$ 1,190	$ 253	$ 9	$ 22	$ 1,474
Interest Expense	$ 1,702	$ 314	$ 18	$ 45	$ 2,079
Loan Cost Amortization	$ 27	$ 65	$ 1	$ -	$ 93
Preferred Distributions	$ 376	$ -	$ -	$ -	$ 376
Other Supplemental Information:
Distributions from Unconsolidated JVs	$ 1,385	$ 895	$ 50	$ 9	$ 2,339

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

	Nine Months Ended
	September 30
	2004	2003
Net income available to common stockholders	$11,117	$24,402
Stock based employee compensation costs assuming fair value method	(206)	(324)
Pro forma net income available to common stockholders	$10,911	$24,078
Pro forma net income per common share:
Basic:
Net income available to common stockholders	$ 1.00	$ 2.43
Stock based employee compensation costs assuming fair value method	(.02)	(.03)
Pro forma net income per common share	$ .98	$ 2.40
Diluted:
Net income available to common stockholders	$ .98	$ 2.35
Stock based employee compensation costs assuming fair value method	(.02)	(.03)
Pro forma net income per common share	$ .96	$ 2.32

       The Company also accounts for restricted stock in accordance with APB No. 25 and accordingly, compensation expense is recognized over the expected vesting period.  At the Annual Meeting of Stockholders held May 8, 2003, shareholders approved the 2003 Equity Incentive Plan for officers and employees of the Company.  Under the Plan, 142,000 restricted shares of common stock have been granted to officers of the Company.  Beginning in 2003, Parkway replaced the grant of stock options with the grant of restricted shares or share equivalents to employees and officers of the Company.  Accordingly, 5,246 deferred incentive share units were granted to employees of the Company in 2003 in lieu of a similar value of stock options.  Compensation expense related to the restricted stock and deferred incentive share units of $590,000 was recognized for the nine months ending September 30, 2004.

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

       In connection with the purchase of the Capital City Plaza in Atlanta, Georgia on April 2, 2004, Parkway assumed a $44 million fixed rate, non-recourse mortgage and issued $15.5 million in preferred membership interests to the seller.  The mortgage matures September 2008 and bears interest at 6.75%.  In accordance with generally accepted accounting principles, the mortgage was recorded at approximately $49 million to reflect the fair value of the financial instrument based on the rate of 3.7% on the date of purchase.  The preferred membership interests pay the seller a 7% coupon rate and were issued to accommodate their tax planning needs.  The seller has the right to redeem $5.5 million of the membership interests within six months of closing and $10 million of the membership interests within nine months of closing.  Parkway has the right to retire the preferred interest in August 2007.  During the quarter ending September 30, 2004, the seller redeemed $4,750,000 of the preferred membership interests.

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

       In connection with the purchase of the Squaw Peak Corporate Center in Phoenix, Arizona on August 24, 2004, Parkway assumed a $33.9 million fixed rate, non-recourse mortgage, which matures in December 2010 and bears interest at 8.16%.  In accordance with generally accepted accounting principles, the mortgage was recorded at $39.6 million to reflect the fair value of the financial instrument based on the rate of 4.9% on the date of purchase.

       Through the Company's Dividend Reinvestment and Stock Purchase Plan ("DRIP Plan"), 293,643 common shares were issued during nine months ending September 30, 2004. Net proceeds received on the issuance of shares were $11,390,000, which equates to an average net per share price of $38.79.  Proceeds from the issuance were used to reduce amounts outstanding under the Company's lines of credit.

(8)   Subsequent Events

       In mid-December of 2004, the Company expects to close a $66.7 million three-building joint venture with Rubicon Asset Management Limited of Australia and the Greenwich Group. Parkway will retain management and a 20% ownership interest in its Carmel Crossing property located in Charlotte and its Lakewood and Falls Pointe buildings located in Atlanta. The 550,000 square foot portfolio is currently 93% leased. Parkway will receive an acquisition fee of approximately $2 million in addition to the sales price. Additionally, at closing the partnership expects to place a 7-year $52 million mortgage. The mortgage terms are a fixed interest rate of 4.85% with a 7-year term, of which 4 years are interest only, with a 30-year amortization thereafter. Parkway will own 20% of the assets, but to accommodate the partner's needs, will hold only 14% of the debt or $7.2 million. In conjunction with closing, the Company will retire its existing Lakewood mortgage in the amount of $4.6 million prior to maturity at an estimated prepayment premium of $425,000.  Proceeds from the venture of over $50 million will be applied toward the Company's line of credit.  There are no assurances this venture will close.

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

       Parkway is a self-administered and self-managed REIT specializing in the acquisition, operations and leasing of office properties.  The Company is geographically focused on the Southeastern and Southwestern United States and Chicago.  As of November 1, 2004 Parkway owned or had an interest in 62 office properties located in 11 states with an aggregate of approximately 11.6 million square feet of leasable space.  The Company generates revenue primarily by leasing office space to its customers and providing management and leasing services to third-party office property owners (including joint venture interests).  The primary drivers behind Parkway's revenues are occupancy, rental rates and customer retention.

       Occupancy.  Parkway's revenues are dependent on the occupancy of its office buildings.  Over the past few years, as a result of job losses and oversupply of office properties in some markets, vacancy rates increased nationally and in Parkway's markets.  The office sector currently is experiencing modest declines from these high vacancy rates.  As of October 1, 2004, occupancy of Parkway's office portfolio was 90.7% compared to 89.7% as of July 1, 2004 and 91.1% as of October 1, 2003.  Not included in the October 1, 2004 occupancy rate are 22 signed leases totaling 158,000 square feet, which commence during the fourth quarter of 2004 and the first through third quarters of 2005.  After adjusting for the additional leasing, Parkway's percentage leased is raised to 92.1%.  To maintain its occupancy, Parkway utilizes innovative approaches to produce new leases.  These include the Broker Bill of Rights, a short-form lease and customer advocacy programs which are models in the industry and have helped the Company maintain occupancy around 90% during a time when the national occupancy rate is approximately 83%.  For the remainder of 2004, Parkway projects occupancy ranging from 90% to 91% for its office properties.

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

       Customer Retention.  Keeping our existing customers is important as high customer retention leads to increased occupancy, less downtime between leases, and reduced tenant improvement and leasing costs.  Parkway estimates that it costs six times more to replace an existing customer with a new one than to retain the customer.  In making this estimate, Parkway takes into account the sum of downtime on the space plus leasing costs, which rise as market vacancies increase.  Therefore, Parkway focuses a great deal of energy on customer retention.  Parkway's operating philosophy is based on the premise that we are in the customer retention business.  Parkway seeks to retain its customers by continually focusing on operations at its office properties.  The Company believes in providing superior customer service; hiring, training, retaining and empowering each employee; and creating an environment of open communication both internally and externally with our customers and our stockholders.  Over the past seven years, Parkway maintained an approximate 75% customer retention rate.  Parkway's customer retention for the three months ending September 30, 2004 was 79% compared to 71% for the quarter ending June 30, 2004 and 59% for the quarter ending September 30, 2003.

       In 2003, customer retention was below the Company's historical average primarily as a result of the loss of two major customers effective December 31, 2003:  Burlington Industries, which occupied 137,000 square feet at 400 North Belt in Houston, Texas and Skytel, a subsidiary of MCI/WorldCom, Inc. ("WorldCom"), which occupied 156,000 square feet at the Skytel Centre in Jackson, Mississippi.   The Company received approximately $2,314,000 annually in total revenue ($1,300,000 after expenses) from Burlington and $2,500,000 annually in total revenue ($1,800,000 after expenses) from WorldCom.  These spaces have been leased as described in the following paragraph.  The related tenant improvements are in process and as the customers take occupancy, Parkway will begin to receive rental revenue with respect to the space.

       During the first nine months of 2004, the Company signed eight leases for 127,000 square feet within the former Burlington space at 400 North Belt raising the percentage leased to 87% for that building.  During the first six months of 2004, the

Company announced the renaming of the Skytel Centre to City Centre, the signing of leases which raise the City Centre building occupancy to approximately 92% and the development of a $6.5 million, 500-space parking facility to accommodate building customers.  The largest lease at City Centre was signed with Forman Perry Watkins Krutz & Tardy LLP for 145,000 square feet, commencing upon completion of the improvements to the space primarily in the fourth quarter of 2004.  Forman Perry will occupy the space through December 31, 2011, subject to certain termination rights in December 2005, July 2007 and December 2008.  The firm is consolidating employees from two buildings in Jackson and will vacate approximately 70,000 square feet in One Jackson Place, another Parkway-owned asset.  The other large new customers at City Centre include Entergy Mississippi, Inc. and Ross & Yerger, which leased 19,500 and 14,500 square feet, respectively.

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

        Asset Recycling.  During 2003, the Company sold one office property, while maintaining a 10-year non-cancelable management contract, and a ..74 acre parcel of land.  Using the proceeds from the joint ventures, property sales, stock offerings and bank lines of credit, Parkway purchased four buildings totaling $125 million in 2003 and three office buildings totaling $150 million in 2004.

        Leverage Neutral Growth.  Parkway began 2003 with a debt to total market capitalization of 45% and operated most of the year well below 40%.  The decrease in debt to total market capitalization is a result of timing delays in reinvesting proceeds from joint ventures, asset sales and stock offerings.  The Company anticipates that the debt to total market capitalization will average around 45% for the three years of Value2.  During 2003, we closed four mortgages for approximately $100 million, issued 690,000 common shares for a net $24 million, redeemed 2,650,000 shares of 8.75% Series A Preferred stock and issued 2.4 million shares of 8.0% Series D Preferred stock.  During the nine months ending September 30, 2004, Parkway assumed two mortgages totaling $78 million in connection with the Capital City Plaza purchase in Atlanta and the Squaw Peak Corporate Center purchase in Phoenix and placed two mortgages totaling $29 million.  As of September 30, 2004, the Company's debt-to-total market capitalization ratio was 45.2% as compared to 43.2% as of June 30, 2004 and 38% as of September 30, 2003.

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

Financial Condition

 Comments are for the balance sheet dated September 30, 2004 compared to the balance sheet dated December 31, 2003

       Office and Parking Properties.  In 2004, Parkway continued the application of its strategy of operating and acquiring office properties, joint venturing interests in office assets, as well as liquidating non-core assets and office assets that no longer meet the Company's investment criteria and/or the Company has determined value will be maximized by selling.  During the nine months ending September 30, 2004, total assets increased $186,930,000 and office properties (before depreciation) increased $180,774,000 or 21%.

Purchases and Improvements

       Parkway's direct investment in office and parking properties increased $157,945,000 net of depreciation to a carrying amount of $886,640,000 at September 30, 2004, and consisted of 58 office and parking properties.  The primary reason for the increase in office and parking properties relates to the purchase of two office properties and the consolidation of MBALP as required under FIN 46.  The impact of the consolidation of MBALP on Parkway's investment in office and parking properties was an increase of $24,184,000.

       On January 29, 2004, the Company purchased Maitland 200, a 206,000 square-foot, four-story office building located in the Maitland Center submarket of Orlando, Florida.  Maitland 200 is currently 94% leased and was purchased for $26.3 million plus $1.4 million in closing costs and anticipated capital expenditures and leasing costs during the first two years of ownership.  The purchase was funded with the Company's existing lines of credit and represents the reinvestment of proceeds from the sale of properties through joint ventures in 2003.  Maitland 200 was constructed in 1984 and includes 885 surface parking spaces on 10.27 acres.

       On April 2, 2004, the Company purchased Capital City Plaza, a 410,000 square-foot, 17-story  Class A office building in the Buckhead submarket of Atlanta, Georgia.  The acquisition also includes an adjoining five-story parking garage containing 726 spaces, a surface parking lot containing 81 parking spaces and rights to an adjacent lot containing 349 parking spaces.  The property is currently 98% leased and was acquired for $76.3 million plus $2.3 million in closing costs and anticipated capital expenditures and leasing costs during the first two years of ownership.  The purchase was funded with the Company's existing lines of credit, assumption of an existing non-recourse first mortgage of approximately $44 million and the issuance of $15.5 million in preferred membership interests to the seller.

       On August 24, 2004, the Company purchased Squaw Peak Corporate Center, a 287,000 square foot, two-building office campus in the Camelback/Squaw Peak submarket of Phoenix, Arizona.  The acquisition also includes two adjoining two-story parking decks containing 518 spaces, 122 covered spaces and a surface parking lot containing 792 parking spaces.  At the time of purchase the property was 92% leased and was acquired for $46.9 million plus $2.7 million in closing costs and anticipated capital expenditures and leasing costs during the first two years of ownership.  The purchase was funded with the company's existing lines of credit, proceeds from equity issued in second quarter of 2004, and the assumption of an existing first mortgage of approximately $34 million.

       During the nine months ending September 30, 2004, the Company also capitalized building improvements, development costs and additional purchase expenses of $21,260,000 and recorded depreciation expense of $22,750,000 related to its operating property portfolio and development of a 500-space parking facility to accommodate customers at City Centre in Jackson, Mississippi.

       Note Receivable from Moore Building Associates LP.  In accordance with FIN 46, Parkway began consolidating MBALP effective January 1, 2004.  Accordingly, the note receivable from MBALP reported in the financial statements at December 31, 2003 in the amount of $5,926,000 has been eliminated in consolidation at September 30, 2004.

       Mortgage Loans.  During the nine months ending September 30, 2004, the mortgage loan secured by a retail center was paid in full.  A gain of $774,000 was recognized on the note receivable during the first quarter of 2004 as the note was fully reserved.  This was the only outstanding mortgage loan held by Parkway.

       Interest, Rents Receivable and Other Assets.  During the nine months ended September 30, 2004, interest, rents receivable and other assets increased $34,737,000.  The increase is primarily attributable to the increase in intangible assets and unamortized lease costs related to the purchase of office properties in 2004.  The increase in intangible assets and unamortized lease costs represents the portion of purchase price attributable to above market in-place leases, lease costs and the value of in-place leases.  Parkway accounts for its acquisitions of real estate in accordance with Statement of Financial Accounting Standards No. 141, "Business Combination," which requires the fair value of the real estate acquired to be allocated to tangible and intangible assets.

       Notes Payable to Banks.  Notes payable to banks increased $41,683,000 during the nine months ended September 30, 2004.  At September 30, 2004, notes payable to banks totaled $151,758,000 and the increase is primarily attributable to advances under bank lines of credit to purchase additional properties and make improvements to office properties.

       Mortgage Notes Payable Without Recourse.  During the nine months ended September 30, 2004, mortgage notes payable without recourse increased $114,782,000 or 46%.  The increase is due to the following factors (in thousands):

Increase
(Decrease)
Assumption of first mortgages on office property purchases	$ 88,677
Placement of mortgage debt	28,950
Impact of consolidation of MBALP	13,822
Scheduled principal payments	(9,630)
Principal paid on early extinguishment of debt	(6,795)
Market value adjustment on reverse swap interest rate contract	(242)
$114,782

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

       In connection with the purchase of the Squaw Peak Corporate Center in Phoenix, Arizona on August 24, 2004, Parkway assumed a $33.9 million fixed rate, non-recourse mortgage, which matures in December 2010 and bears interest at 8.16%.  In accordance with generally accepted accounting principles, the mortgage was recorded at $39.6 million to reflect the fair value of the financial instrument based on the rate of 4.9% on the date of purchase.

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

       The computation of the interest and fixed charge coverage ratios and the reconciliation of net income to EBITDA is as follows for the nine months ended September 30, 2004 and 2003 (in thousands):

	Nine Months Ended
	September 30
	2004	2003
Net income	$19,374	$35,846
Adjustments to net income:
Interest expense	17,065	14,201
Amortization of financing costs	736	637
Prepayment expenses - early extinguishment of debt	130	-
Depreciation and amortization	26,641	20,674
Amortization of deferred compensation	590	500
Gain on note receivable, sale of joint venture interests and real estate	(774)	(10,661)
Tax expenses	-	132
EBITDA adjustments - unconsolidated joint ventures	4,396	4,022
EBITDA adjustments - minority interest in real estate partnerships	(1,329)	-
EBITDA (1)	$66,829	$65,351

Interest coverage ratio:
EBITDA	$66,829	$65,351
Interest expense:
Interest expense	$17,065	$14,201
Capitalized interest	6	-
Interest expense - unconsolidated joint ventures	2,176	2,079
Interest expense - minority interest in real estate partnerships	(821)	-
Total interest expense	$18,426	$16,280
Interest coverage ratio	3.63	4.01

Fixed charge coverage ratio:
EBITDA	$66,829	$65,351
Fixed charges:
Interest expense	$18,426	$16,280
Preferred dividends	8,257	8,825
Preferred distributions - unconsolidated joint ventures	384	376
Principal payments (excluding early extinguishment of debt)	9,630	8,318
Principal payments - unconsolidated joint ventures	471	423
Principal payments - minority interest in real estate partnerships	(330)	-
Total fixed charges	$36,838	$34,222
Fixed charge coverage ratio	1.81	1.91

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

       Stockholders' equity increased $16,827,000 during the nine months ended September 30, 2004, as a result of the following (in thousands):

Increase
(Decrease)
Net income	$ 19,374
Change in market value of interest rate swap	109
Comprehensive income	19,483
Common stock dividends declared	(21,851)
Preferred stock dividends declared	(4,135)
Convertible preferred stock dividends declared	(4,122)
Exercise of stock options	4,673
Amortization of unearned compensation	590
Shares issued through DRIP plan	11,390
Preferred membership interests issued	15,491
Redemption of preferred membership interests	(4,750)
Shares issued - Directors' fees	137
Shares contributed to deferred compensation plan	(79)
$16,827

        In connection with the Capital City Plaza purchase, the limited liability company that owns the building issued $15.5 million in preferred membership interests to the seller.  The preferred membership interests pay the seller a 7% coupon rate and were issued to accommodate their tax planning needs.  The seller has the right to redeem $5.5 million of the membership interests within six months of closing and $10 million of the membership interests within nine months of closing.  Parkway has the right to retire the preferred interest 40 months after closing.  During the quarter ending September 30, 2004, the seller redeemed $4,750,000 of the preferred membership interests.

       Through the Company's Dividend Reinvestment and Stock Purchase Plan ("DRIP Plan"), 293,643 common shares were issued during nine months ended September 30, 2004.  Net proceeds received on the issuance of shares were $11,390,000, which equates to an average net per share price of $38.79.  Proceeds from the issuance were used to reduce amounts outstanding under the Company's lines of credit.

 Results of Operations

 Comments are for the three months and nine months ended September 30, 2004 compared to the three months and nine months ended September 30, 2003.

       Net income available to common stockholders for the three months ended September 30, 2004, was $2,601,000 ($.23 per basic common share) as compared to $10,779,000 ($1.04 per basic common share) for the three months ended September 30, 2003.  Net income available to common stockholders for the nine months ended September 30, 2004 was $11,117,000 ($1.00 per basic common share) compared to $24,402,000 ($2.43 per basic common share) for the nine months ended September 30, 2003.  Net income included a gain on a note receivable in the amount of $774,000 for the nine months ended September 30, 2004.  Net income included a gain from the sale of joint venture interests and land in the amount of $10,661,000 for the nine months ended September 30, 2003.  Additionally, a $2,619,000 non-cash adjustment for original issue costs related to the redemption of Series A Preferred Stock was included in net income available to common stockholders for the nine months ended September 30, 2003.  The Series A Preferred Stock was originally issued in April of 1998.

       Office and Parking Properties.  The primary reason for the change in the Company's net income from office and parking properties for 2004 as compared to 2003 is the net effect of the operations of the following properties purchased, property sold and joint venture interests sold (in thousands):

 Properties Purchased:

Office Properties	Purchase Date	Square Feet
Citrus Center	02/11/03	258
Peachtree Dunwoody Pavilion	08/28/03	366
Wells Fargo Building	09/12/03	135
Carmel Crossing	11/24/03	324
Maitland 200	01/29/04	206
Capital City Plaza	04/02/04	410
Squaw Peak Corporate Center	08/24/04	287

Property Sold:

Office Property	Date Sold	Square Feet
BB&T Financial Center	08/01/03	240

Joint Venture Interests Sold:

Office Property/Interest Sold	Date Sold	Square Feet
Viad Corporate Center/70%	03/06/03	481
UBS Building & River
Oaks Place/80%	05/28/03	170

       Operations of office and parking properties are summarized below (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Income	$ 42,220	$ 34,888	$119,351	$107,107
Operating expense	(19,519)	(15,229)	(55,662)	(47,608)
	22,701	19,659	63,689	59,499
Interest expense	(5,070)	(4,114)	(14,906)	(12,272)
Depreciation and amortization	(10,722)	(6,722)	(26,641)	(20,674)
Income from office and parking properties	$ 6,909	$ 8,823	$ 22,142	$ 26,553

       Interest on Note Receivable from Moore Building Associates LP and Incentive Management Fee Income from Moore Building Associates LP. In accordance with FIN 46, Parkway began consolidating MBALP effective January 1, 2004.  Due to the consolidation, the intercompany revenue and expense from MBALP was eliminated from the financial statements.  Therefore, interest income and incentive management fee income from MBALP for the nine months ending September 30, 2004 has been eliminated in consolidation.

       Interest Expense.  The $2,634,000 increase in interest expense on office properties for the nine months ended September 30, 2004 compared to the same period in 2003 is due to the net effect of the early extinguishment of two mortgages in 2004 and two mortgages in 2003, new loans placed or assumed in 2003 and 2004 and the impact of consolidating MBALP.  The average interest rate on mortgage notes payable as of September 30, 2004  and 2003 was 6.0% and 7.1%, respectively.

 Liquidity and Capital Resources

Statement of Cash Flows

        Cash and cash equivalents were $1,579,000 and $468,000 at September 30, 2004 and December 31, 2003, respectively.  Cash flows provided by operating activities for the nine months ending September 30, 2004 were $43,835,000 compared to $36,066,000 for the same period of 2003.  The change in cash flows from operating activities is primarily attributable to the timing of receipt of revenues and payment of expenses.

       Cash used in investing activities was $94,975,000 for the nine months ended September 30, 2004 compared to cash provided by investing activities of $18,276,000 for the same period of 2003.  The decrease in cash provided by investing activities of $113,251,000 is primarily due to increased office property purchases and improvements in 2004 of $14,878,000 and the proceeds received on the sale of joint venture interests and real estate in 2003 of $97,434,000.

       Cash provided by financing activities was $51,488,000 for the nine months ended September 30, 2004 compared to cash used by financing activities of $53,012,000 for the same period of 2003.  The increase in cash provided by financing activities of $104,500,000 is primarily due to the additional bank borrowings of $41,792,000 in 2004 to fund office property purchases compared to a reduction in bank borrowings for the same period of 2003 of $48,479,000 principally from the proceeds from the sale of joint venture interests and real estate and a stock offering.

 Liquidity

       The Company plans to continue pursuing the acquisition of additional investments that meet the Company's investment criteria and intends to use bank lines of credit, proceeds from the sale of non-core assets and office properties, proceeds from the sale of portions of owned assets through joint ventures, possible sales of securities and cash balances to fund those acquisitions.  At September 30, 2004, the Company had $151,758,000 outstanding under two bank lines of credit.

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

       On February 6, 2004, Parkway entered into a Credit Agreement with a consortium of 11 banks with Wachovia Capital Markets, LLC as Sole Lead Arranger and Sole Book Runner, Wachovia Bank, National Association as Administrative Agent, PNC Bank, National Association as Syndication Agent, and other banks as participants.  The Credit Agreement provides for a three-year $170 million unsecured revolving credit facility (the "$170 million line").  The $170 million line replaces the previous $135 million unsecured revolving credit facility and the $20 million term loan with JP Morgan Chase Bank.  The interest rate on the $170 million line is equal to the 30-day LIBOR rate plus 100 to 150 basis points, depending upon overall Company leverage (with the current rate set at 132.5 basis points).  The interest rate on the $170 million line was 2.9% at September 30, 2004.

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

       On February 6, 2004, Parkway amended and renewed the one-year $15 million unsecured line of credit with PNC Bank (the "$15 million line").  This line of credit matures February 4, 2005, is unsecured and is expected to fund the daily cash requirements of the Company's treasury management system.  The interest rate on the $15 million line is equal to the 30-day LIBOR rate plus 100 to 150 basis points, depending upon overall Company leverage (with the current rate set at 132.5 basis points).  The interest rate on the $15 million line was 3.0% at September 30, 2004.  The Company paid a facility fee of $15,000 (10 basis points) upon closing of the loan agreement.  Under the $15 million line, the Company does not pay annual administration fees or fees on the unused portion of the line.

       The Company's interest rate hedge contract as of September 30, 2004 is summarized as follows (in thousands):

					Fair
Type of	Notional	Maturity		Fixed	Market
Hedge	Amount	Date	Reference Rate	Rate	Value
Swap	$60,000	12/31/04	1-Month LIBOR	1.293%	$109

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

       At September 30, 2004, the Company had $361,972,000 of non-recourse fixed rate mortgage notes payable with an average interest rate of 6.0% secured by office properties and $151,758,000 drawn under bank lines of credit. Parkway's pro rata share of unconsolidated joint venture debt was $45,431,000 with an average interest rate of 6.5% at September 30, 2004.  Based on the Company's total market capitalization of approximately $1.2 billion at September 30, 2004 (using the September 30, 2004 closing price of $46.45 per common share), the Company's debt represented approximately 45.2% of its total market capitalization.  The Company targets a debt to total market capitalization rate at a percentage in the mid-40's.  This rate may vary at times pending acquisitions, sales and/or equity offerings.  In addition, volatility in the price of the Company's common stock may affect the debt to total market capitalization ratio.  However, over time the Company plans to maintain a percentage in the mid-40's.  In addition to this debt ratio, the Company monitors interest and fixed charge coverage ratios.  The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization.  This ratio for the nine months ending September 30, 2004 and 2003 was 3.63 and 4.01 times, respectively.  The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to earnings before interest, taxes, depreciation and amortization.  This ratio for the nine months ending September 30, 2004 and 2003 was 1.81 and 1.91 times, respectively.

       The table below presents the principal payments due and weighted average interest rates for the fixed rate debt.

	Average	Fixed Rate Debt
	Interest Rate	(In thousands)
2004*	6.03%	$ 2,682
2005	6.00%	15,119
2006	5.95%	20,534
2007	5.92%	35,068
2008	6.13%	99,066
2009	6.28%	30,517
Thereafter	7.42%	158,986
Total		$361,972

Fair value at 09/30/04		$376,004

*Remaining three months

       The Company presently has plans to make additional capital improvements at its office properties in 2004 of approximately $9 million.  These expenses include tenant improvements, capitalized acquisition costs and capitalized building improvements.  Approximately $1.3 million of these improvements relate to upgrades on properties acquired in recent years that were anticipated at the time of purchase.  All such improvements are expected to be financed by cash flow from the properties and advances on the bank lines of credit.

       During the first quarter of 2004, the Company signed a lease at City Centre in Jackson, Mississippi with Forman Perry Watkins Krutz & Tardy LLP for 145,000 square feet, commencing upon completion of $3.2 million in improvements to the space primarily in the fourth quarter of 2004 and first quarter of 2005. Additionally, Parkway committed to the development of a $6.5 million, 500-space parking facility to accommodate the building customers at City Centre.  Parkway anticipates utilizing its current cash balance, operating cash flows and borrowings under the working capital line of credit to fund the $3.2 million in improvements.  The construction of the garage will be financed with a construction loan, which will bear interest at a rate equal to the 30-day LIBOR rate plus 125 basis points.

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

       The following table presents a reconciliation of the Company's net income to FFO for the three months and nine months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net income	$ 5,419	$13,524	$19,374	$35,846
Adjustments to derive funds from operations:
Depreciation and amortization	10,722	6,722	26,641	20,674
Minority interest depreciation and amortization	(164)	-	(490)	-
Adjustments for unconsolidated joint ventures	616	536	1,724	1,474
Preferred dividends	(1,468)	(1,200)	(4,135)	(4,152)
Convertible preferred dividends	(1,350)	(1,545)	(4,122)	(4,673)
Original issue costs - redemption of
preferred stock	-	-	-	(2,619)
Gain on sale of joint venture interests	-	(5,020)	-	(10,299)
Amortization of deferred gains and other	1	(3)	2	(6)
Funds from operations applicable to common
Shareholders	$13,776	$13,014	$38,994	$36,245

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

 Item 4.  Controls and Procedures

        The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a‑15.  Based upon that evaluation, the

Chief Executive Officer and Chief Financial Officer concluded that as of the end of the Company's most recent fiscal quarter, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

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

DATE: November 2, 2004	PARKWAY PROPERTIES, INC.

	BY:	/s/ Mandy M. Pope
Mandy M. Pope, CPA
Senior Vice President and
Chief Accounting Officer