Form 10-K
period 2004-12-31
PARKWAY PROPERTIES INC
filed 2005-03-07
CIK 729237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

                                       ☒              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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
None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒   No  ☐

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:  $468,316,000.

      The number of shares outstanding in the registrant's class of common stock as of March 1, 2005 was 14,066,954.

 DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III.

PARKWAY PROPERTIES, INC.

TABLE OF CONTENTS

PART I

ITEM 1.  Business.

Overview

       Parkway Properties, Inc. ("Parkway" or the "Company") is a real estate investment trust ("REIT") specializing in the operations, acquisition, ownership, management, and leasing of office properties.  The Company is self-administered, in that it provides its own investment and administrative services internally through its own employees.  The Company is also self-managed, as it internally provides the management, maintenance and other real estate services that its properties require through its own employees, such as property managers and engineers and in some cases, leasing professionals.  In addition Parkway is self-leased for renewal leases for the majority of its office property portfolio.  The Company is geographically focused on the Southeastern and Southwestern United States and Chicago.  Parkway and its predecessors have been public companies engaged in the real estate business since 1971, and its present senior management has been with Parkway since the 1980's.  The management team has had experience managing a public real estate company through all phases of the real estate business cycle.  At January 1, 2005, Parkway owned or had an interest in 62 office properties located in 11 states with an aggregate of approximately 11.6 million square feet of leasable space.

       Parkway evaluates individual office assets for purchase considering a number of factors such as current market rents, vacancy rates and capitalization rates.  As part of this strategy, since July 1995, the Company has (i) completed the acquisition of 69 office properties, encompassing 12.2 million net rentable square feet, for a total purchase price of $1.2 billion; (ii) sold or is in the process of selling all of its non-core assets; (iii) sold 12 office properties, encompassing approximately 1.3 million net rentable square feet primarily in markets that posed increasing risks and redeployed these funds; (iv) sold joint venture interests in seven office properties encompassing 2.3 million net rentable square feet; and (v) implemented self-management and self-leasing at most of its properties to promote a focus on customer retention and superior service in meeting the needs of its customers.  Parkway defines total investment in office properties as purchase price plus estimated closing costs and anticipated capital expenditures during the first 24 months of ownership for tenant improvements, commissions, upgrades and capital improvements to bring the building up to the Company's standards.

Industry Segments

       Parkway's primary business is the ownership and operation of office properties. The Company accounts for each office property or groups of related office properties as an individual operating segment.  Parkway has aggregated its individual operating segments into a single reporting segment due to the fact that the individual operating segments have similar operating and economic characteristics.

       The individual operating segments exhibit similar economic characteristics such as being leased by the square foot, sharing the same primary operating expenses and ancillary revenue opportunities and being cyclical in the economic performance based on current supply and demand conditions.  The individual operating segments are also similar in that revenues are derived from the leasing of office space to customers and each office property is managed and operated consistently in accordance with Parkway's standard operating procedures.  The range and type of customer uses of our properties is similar throughout our portfolio regardless of location or class of building and the needs and priorities of our customers do not vary from building to building.  Therefore, Parkway's management responsibilities do not vary from location to location based on the size of the building, geographic location or class.

Operating Properties

       Parkway generally seeks to acquire and operate well-located Class A, A- or B+ (as classified within their respective markets) multi-story office buildings which are located in primary or secondary markets in the Southeastern and Southwestern United States and Chicago, ranging in size from 100,000 to 1,500,000 net rentable square feet and which have current and projected occupancy levels in excess of 70% and adequate parking to accommodate full occupancy  The Company targets buildings which are occupied by a major customer that accounts for at least 30% of the building's total rental revenue and has at least five years remaining on its lease.  Parkway's focus on new property acquisitions is on higher barrier-to-entry sub-markets in both central business districts and suburban markets.  Parkway strives to purchase office buildings at minimum initial unleveraged annual yields on its total investment of 8%.  The Company defines initial unleveraged yield as net operating income ("NOI") divided by total investment (as previously defined), where NOI represents budgeted cash operating income for the current year at current occupancy rates and at rental rates currently in place with no adjustments for anticipated expense savings, increases in rental rates, additional leasing or straight line rent.  The Company also generally seeks to acquire properties whose total investment per net rentable square foot is at least 20% below estimated replacement cost.  Although the Company seeks to acquire properties which meet all of the acquisition criteria, specific property acquisitions are evaluated individually and may fail to meet one or more of the acquisition criteria at the date of purchase.

       During 2004, the Company acquired three office properties with approximately 897,000 net rentable square feet for a total purchase price of $150 million, or approximately $167 per net rentable square foot.  The properties purchased are located in Orlando, Atlanta and Phoenix.  Consistent with the qualification requirements of a REIT, the Company intends to hold and operate its portfolio of office buildings for investment purposes, but may determine to sell properties that no longer meet its investment criteria.

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

       Since January 1, 1995, Parkway has sold non-core assets with a book value of approximately $45 million for approximately $68 million, resulting in an aggregate gain for financial reporting purposes of approximately $23 million.  The book value of all remaining non-office building real estate assets, all of which are available for sale, was $3.5 million as of December 31, 2004.

       Since January 1, 1998, the Company has sold 12 office properties, encompassing approximately 1.3 million net rentable square feet for net proceeds of $128 million, resulting in aggregate gains for financial reporting purposes of $18 million.  Currently, the Company is considering the sale of its property in Greenville, South Carolina, primarily because the Company does not own sufficient office space in this market to justify self-management and self-leasing.  This investment decision will be based upon the Company's analysis of existing markets and competing investment opportunities.

Joint Ventures and Discretionary Fund

       Parkway intends to continue forming joint ventures or partnerships with select investors.  Under the terms of the joint venture agreements, Parkway will operate, manage, and lease the properties on a day-to-day basis, provide acquisition and construction management services to the joint venture, and receive fees for providing these services.  The joint venture will arrange first mortgage financing which will be non-recourse, property specific debt.  To date, Parkway has entered into four joint venture agreements of this nature.

       On December 14, 2004, Parkway sold an 80% interest in three assets to Rubicon America Trust, an Australian listed trust, which is advised by the Greenwich Group International (the "Rubicon Joint Venture").  The properties included in the 550,000 square foot venture are Lakewood and Falls Pointe in Atlanta and Carmel Crossing in Charlotte. The sale values the properties at a total of $66.7 million, which equates to $121 per square foot. Parkway recognized a net acquisition fee of approximately $2 million in addition to the sales price and recorded a gain on the sale of $3.5 million in the fourth quarter. Parkway Realty Services will continue to manage, lease and operate the buildings.  The joint venture is accounted for using the equity method of accounting.

       Simultaneous with closing the Rubicon Joint Venture, the entity that owns the properties closed a $52 million mortgage secured by the properties.  The non-recourse first mortgage has a fixed interest rate of 4.86%, is interest only for the first four years, amortizes over 30 years thereafter and matures in seven years. Greenwich Group International acted as placement agent for the debt. Parkway received net cash proceeds from the sale and the financing of approximately $58 million, which was used to reduce short-term borrowings under the Company's lines of credit.  Parkway's share of the venture's debt is 13.85%, which is included in the calculation of the ratio of debt to total market capitalization. Also, simultaneous with closing, the Company repaid the outstanding $4.5 million first mortgage on its Lakewood asset at a prepayment premium of $381,000.

       The Company has begun efforts to form a discretionary fund, which would acquire office properties similar to those currently held in the portfolio. The targeted size of the fund is $500 million comprised of $300 million in debt and $200 million of equity. The Company may contribute approximately $50 million to the equity of the fund. Targeted potential investors are institutions, pension funds, state retirement systems and endowments. The Company would generate additional economic returns through the asset, property and construction management fees and the leasing commissions. There is no assurance that the Company will be successful in its efforts to raise a fund, and even if it is successful, the economic benefits will most likely not be realized until 2006 or beyond.

Self-Management, Self-Leasing and Third Party Management

       The Company self-manages approximately 99.3% of its current portfolio on a net rentable square footage basis.  In addition, the Company self-leases for renewals and currently self-leases approximately 87.6% of its portfolio on a net rentable square footage basis.  For new tenant leasing, which is a smaller portion of our business, we fully cooperate with the third party brokerage community.  The Company benefits from a fully integrated management infrastructure, provided by its wholly-owned management subsidiary, Parkway Realty Services LLC ("Parkway Realty").  The Company believes self-management and self-leasing results in better customer service, higher customer retention and allows the Company to enhance stockholder value through the application of its hands-on operating style.  In order to provide exceptional customer service, Parkway is focused on hiring, training and retaining talented employees.  The Company believes that its focus on customer retention will benefit the Company and its stockholders by maintaining a stabilized revenue stream and avoiding higher capital expenditures and leasing commissions associated with new leases.  In order to self-manage properties, the Company seeks to reach critical mass in terms of square footage. Critical mass varies from market to market and is generally defined by the Company as owning or managing a minimum of 250,000 square feet.  The Company is considering the sale of its properties that are not self-managed because the inability to self-manage these properties limits the Company's ability to apply its hands-on operating strategy. In addition to its owned properties, Parkway Realty currently manages and/or leases approximately 2.8 million net rentable square feet for third-party owners (including joint venture interests).  The Company intends to expand its third party fee business through the joint ventures and the proposed fund(s).

Financing Strategy

       The Company expects to continue seeking fixed rate, non-recourse mortgage financing with maturities from five to ten years typically amortizing over 25 to 30 years on select office building investments as additional capital is needed.  The Company targets a debt to total market capitalization ratio at a percentage in the mid-40's.  This ratio may vary at times pending the timing of acquisitions, sales and/or sales of equity securities.  In addition, volatility in the price of the Company's common stock may affect the debt to total market capitalization ratio.  However, over time the Company plans to maintain a percentage in the mid-40's.  The Company monitors interest and fixed charge coverage ratios.  See Item 7.  "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition."  Parkway has no present plans to issue senior securities.  Should the opportunity present itself, Parkway has the ability to issue common stock periodically through its dividend reinvestment plan.

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

Management Team

       Parkway's management team consists of experienced office property specialists with proven capabilities in office property (i) operations; (ii) leasing; (iii) management; (iv) acquisition/disposition; (v) financing; (vi) capital allocation; and (vii) re-positioning.  Parkway's eleven senior officers have an average of over 21 years of real estate industry experience, and have worked together at Parkway for an average of over 14 years.  Management has developed a highly service-oriented operating culture and believes that its focus on operations, proactive leasing, property management and asset management activities will result in higher customer retention and occupancy and will continue to translate into enhanced stockholder value.

Administration

       The Company is self-administered and self-managed and maintains its principal executive offices in Jackson, Mississippi.  As of January 1, 2005, the Company had 252 employees.  The operations of the Company are conducted from approximately 13,000 square feet of office space located at 188 East Capitol Street, One Jackson Place, Suite 1000, Jackson, Mississippi.  The building is owned by Parkway and is leased by Parkway at market rental rates.

Available Information

       Parkway makes available free of charge on the "Investor Relations" page of its web site, www.pky.com, its filed and furnished reports on Form 10-K, 10-Q and 8-K and all amendments thereto, as soon as reasonably practicable after Parkway electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

       The Company's Corporate Governance Guidelines, Code of Business Conduct and Ethics and the Charters of the Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee of the Board of Directors are available on the "Investor Relations" page of Parkway's web site.  Copies of these documents are also available free of charge in print upon written request addressed to Investor Relations, Parkway Properties, Inc., One Jackson Place Suite 1000, 188 East Capitol Street, Jackson, Mississippi 39201-2195.

Recent Developments

       On January 5, 2005, the Company entered into an agreement to purchase the 70% interest held by Investcorp International, Inc., its joint venture partner, in the property known as 233 North Michigan Avenue in Chicago, Illinois. The terms of the agreement place total building value at $194.3 million or $182 per square foot. The Company will close the investment in two stages. The Company closed 90% of the purchase on January 14, 2005. The second closing for the remainder of Investcorp's interest will occur following lender and rating agency approval, which is expected within ninety days. At closing, the Company earned a $400,000 incentive fee from Investcorp based upon the economic returns generated over the life of the partnership. The purchase was funded with proceeds from the sale of 1.6 million shares of common stock to Citigroup Global Markets, Inc. on January 10, 2005 and the assumption of an existing first mortgage on the property.

       The 70% interest in 233 North Michigan Avenue was acquired subject to an existing non-recourse first mortgage with an outstanding balance of approximately $100 million, which matures July 2011 and carries a fixed interest rate of 7.21%. In accordance with generally accepted accounting principles, the mortgage will be recorded at approximately $112 million to reflect the fair value of the financial instrument based on the market rate of 4.94% on the date of purchase.

       On January 10, 2005, the Company sold 1,600,000 shares of common stock to Citigroup Global Markets, Inc. The Company used the net proceeds of approximately $76 million towards the acquisition of the 70% interest held by its joint venture partner in the property known as 233 North Michigan Avenue in Chicago, IL and to reduce outstanding variable rate debt.

       In early March 2005, the Company expects, subject to the completion of due diligence, to purchase for approximately $29.3 million two adjacent buildings in downtown Jacksonville, Florida. In addition to the purchase price the Company expects to invest an additional $4.3 million in improvements.  The buildings, which total 305,000 square feet, are approximately 93% leased. The purchase will be funded via the remaining proceeds from the Company's January 2005 equity offering as well as its existing line of credit.

ITEM 2.  Properties.

General

       The Company operates and invests principally in office properties in the Southeastern and Southwestern United States and Chicago, but is not limited to any specific geographical region or property type.  As of January 1, 2005, the Company owned or had an interest in 62 office properties comprising approximately 11.6 million square feet of office space located in 11 states.

       Property acquisitions in 2004, 2003 and 2002 were funded through a variety of sources, including:

a.         Cash reserves and cash generated from operating activities,

b.         Sales of non-core assets,

c.         Sales of office properties,

d.         Sales of joint venture interests,

e.         Fixed rate, non-recourse mortgage financing with maturities ranging from five to ten years,

f.          Assumption of existing fixed rate, non-recourse mortgages on properties purchased,

g.         Sales of Parkway preferred and common stock,

h.         Advances on bank lines of credit, and

i.          Issuances of preferred membership interests to sellers.

Office Buildings

       Other than as discussed under "Item 1. Business", the Company intends to hold and operate its portfolio of office buildings for investment purposes.  The Company does not propose any program for the renovation, improvement or development of any of the office buildings, except as called for under the renewal of existing leases or the signing of new leases or improvements necessary to upgrade recent acquisitions to the Company's operating standards.  During 2004, the Company began development of a $6.9 million, 517 space parking facility to accommodate building customers at City Centre in Jackson, Mississippi.  All such improvements are expected to be financed by cash flow from the portfolio of office properties and advances on bank lines of credit.

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

       The following table sets forth certain information about office properties the Company owned or had an interest in as of January 1, 2005:

					Estimated
					Average	% of
	Number	Total Net	% of	Average	Market	Leases	%
	Of	Rentable	Total Net	Rent Per	Rent Per	Expiring	Leased
	Office	Square Feet	Rentable	Square	Square	In	As of
Location	Properties(1)	(in thousands)	Feet	Foot (2)	Foot (3)	2005 (4)	1/1/2005
Houston, TX	15	2,242	19.4%	$17.70	$16.53	19.9%	94.5%
Atlanta, GA	9	1,377	11.9%	21.10	20.45	11.9%	92.1%
Chicago, IL	1	1,070	9.3%	33.48	31.50	1.0%	93.5%
Phoenix, AZ	3	871	7.5%	24.04	20.43	12.0%	95.4%
Columbia, SC	3	867	7.5%	16.62	16.28	24.6%	89.2%
Memphis, TN	4	848	7.3%	19.28	17.47	12.6%	84.1%
Jackson, MS	5	843	7.3%	17.66	17.46	23.8%	80.0%
Knoxville, TN	2	545	4.7%	14.50	16.00	17.9%	94.1%
Charlotte, NC	2	511	4.4%	17.66	15.92	7.8%	80.2%
Richmond, VA	6	498	4.3%	16.82	15.97	19.0%	86.4%
Orlando, FL	2	461	4.0%	21.70	20.13	23.9%	97.3%
Nashville, TN	1	430	3.7%	13.49	16.75	19.6%	94.3%
Hampton Roads, VA	3	386	3.3%	16.56	15.29	6.4%	90.6%
St. Petersburg, FL	2	321	2.8%	18.02	17.22	16.9%	96.2%
Ft. Lauderdale, FL	2	215	1.9%	21.87	20.47	19.2%	93.3%
All Others	2	78	0.7%	11.02	11.23	4.2%	100.0%
	62	11,563	100.0%	$19.92	$18.94	15.6%	91.0%

(1)    Includes 54 office properties owned directly; a 32,000 square foot office property in which the Company owns a 50% interest located in New Orleans, Louisiana; a 1,070,000 square foot office property in which the Company owns a 30% interest located in Chicago, Illinois; a 481,000 square foot office property in which the Company owns a 30% interest located in Phoenix, Arizona; two office properties totaling 170,000 square feet in which the Company owns a 20% interest located in Jackson, Mississippi; and three office properties totaling 550,000 square feet in which the Company owns a 20% interest located in Atlanta, Georgia and Charlotte, North Carolina.

(2)    Average rent per square foot is defined as the weighted average current gross rental rate including expense escalations for leased office space in the building as of January 1, 2005.

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

(4)    The percentage of leases expiring in 2005 represents the ratio of square feet under leases expiring in 2005 divided by total net rentable square feet.

       The following table sets forth scheduled lease expirations for properties owned as of January 1, 2005 on leases executed as of January 1, 2005, assuming no customer exercises renewal options:

		Net		Annualized	Weighted	Weighted Est
		Rentable	Percent of	Rental	Expiring Gross	Avg Market
Year of	Number	Square Feet	Total Net	Amount	Rental Rate Per	Rent Per Net
Lease	of	Expiring	Rentable	Expiring (1)	Net Rentable	Rentable
Expiration	Leases	(in thousands)	Square Feet	(in thousands)	Square Foot (2)	Square Foot (3)
2005	354	1,798	15.5%	$ 34,156	$19.00	$17.58
2006	244	1,209	10.5%	24,341	20.13	18.16
2007	247	1,395	12.1%	26,957	19.32	17.36
2008	152	1,277	11.0%	22,968	17.99	17.31
2009	156	1,691	14.6%	36,387	21.52	21.17
Thereafter	164	3,152	27.3%	64,819	20.57	20.19
	1,317	10,522	91.0%	$209,628	$19.92	$18.94

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

       Fixed-rate mortgage notes payable total $353,975,000 at December 31, 2004 and are secured by 32 properties in various markets with interest rates ranging from 3.67% to 8.25%.  Maturity dates on these mortgage notes payable range from August 2007 to October 2019 on 14 to 30 year amortizations.  See Note E - "Notes Payable" to the consolidated financial statements.

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

Customers

       The office properties are leased to approximately 1,317 customers, which are in a wide variety of industries including government agencies, banking, professional services (including legal, accounting, and consulting), energy, financial services and telecommunications.  The following table sets forth information concerning the 25 largest customers of the properties owned directly or through joint ventures as of January 1, 2005 (in thousands, except square foot data):

		Annualized		Lease
	Square	Rental		Expiration
Customer	Feet	Revenue (1)	Office Property	Date
Blue Cross Blue Shield of Georgia	265,446	$ 7,021	Capital City Plaza	(2)
General Services Administration (GSA)	365,238	4,944	(3)	(3)
Regions Financial Corporation	215,526	4,558	Morgan Keegan Tower	09/07
Cox Enterprises	210,820	4,044	(4)	(4)
South Carolina State Government	226,397	3,979	(5)	(5)
Nabors Industries/Nabors Corporate Services	173,398	3,634	One Commerce Green	(6)
Bank of America, NA	263,439	3,064	(7)	(7)
Schlumberger Technology	155,324	2,806	Schlumberger	(8)
Honeywell	142,464	2,762	Honeywell Building	07/08
Progress Energy	133,279	2,446	Central Station	05/08
General Electric	111,525	2,428	(9)	(9)
Akerman, Senterfitt & Eidson, PA	90,046	2,140	Citrus Center	(10)
DHL Airways	98,649	1,888	One Commerce Green	11/05
MeadWestvaco Corporation	100,457	1,809	Westvaco Building	01/06
Charles Schwab & Co.	82,548	1,765	(11)	(11)
PGS Tensor Geophysical, Inc.	91,960	1,730	Tensor Building	03/05
Forman, Perry, Watkins, Krutz & Tardy	94,868	1,716	(12)	(12)
First Tennessee Bank, NA	111,756	1,580	First Tennessee Plaza	(13)
URS Corporation	56,164	1,467	Squaw Peak Corporate Center	11/08
Viad Corporation	158,222	1,410	Viad Corporate Center	(14)
Louisiana-Pacific Corporation	76,861	1,300	Bank of America Plaza	12/15
Young & Rubicam	122,078	1,274	233 North Michigan	(15)
United Healthcare Services	102,177	1,253	(16)	(16)
Lennar Homes of Texas	55,643	1,183	550 Greens Parkway	10/09
Boult, Cummings, Conners, & Berry, PLLC	79,086	1,107	Bank of America Plaza	(17)
	3,583,371	$63,308
Total Rental Square Footage (1)	11,562,590
Total Annualized Rental Revenue (1)	$165,368

(1)    Annualized Rental Revenue represents the gross rental rate (including escalations) per square foot as of January 1, 2005, multiplied by the number of square feet leased by the customer.  Annualized rent for customers in unconsolidated joint ventures is calculated based on Parkway's ownership interest.  However, leased square feet represents 100% of square feet leased through direct ownership or through joint ventures.

(2)    Blue Cross Blue Shield of Georgia, Inc. occupies 265,446 square feet expiring in June 2014 with a cancellation option in June 2012.

(3)    GSA leases 365,238 square feet in 13 properties under separate leases that expire as follows:

		Lease
	Square	Expiration
Office Property	Feet	Date

233 North Michigan	189,316	11/09*
One Jackson Place	25,726	07/10
Moorefield I and II	24,461	06/05
First Tennessee Plaza	22,069	03/08
Carmel Crossing	21,384	05/10
Carmel Crossing	20,618	09/12
Falls Building	20,051	01/13
Greenbrier II	13,971	01/10
Morgan Keegan Tower	8,603	06/13
City Centre	5,471	10/12
Moorefield III	5,370	03/05
Town Point Center	5,155	11/11
111 Capitol Building	3,043	04/14
	365,238

*Cancellation option in 11/06, limited to 33,609 square feet.

(4)    Cox Enterprises, Inc. leases 210,820 square feet and the leases expire as follows:

		Lease
	Square	Expiration
Office Property	Feet	Date
Peachtree Dunwoody Pavilion	96,757	08/10
Peachtree Dunwoody Pavilion	72,137	12/08
Peachtree Dunwoody Pavilion	22,990	09/10*
Moorefield I	18,936	06/10
	210,820

*Cancellation option beginning in 12/04.

(5)    South Carolina State Government Agencies lease 226,397 square feet and the leases expire as follows:

		Lease
	Square	Expiration
Office Property	Feet	Date
Capitol Center	159,303	06/05*
Capitol Center	46,902	06/09
Capitol Center	15,711	06/11
Atrium at Stoneridge	4,481	04/05
	226,397

*Cancellation option available every June 30th.

(6)    Nabors Industries/Nabors Corporate Services occupies 173,398 square feet expiring in December 2007 with a cancellation option beginning December 31, 2006.

(7)    Bank of America, NA leases 263,439 square feet in two properties under separate leases that expire as follows:  180,530 square feet in March 2012 at Bank of America Plaza in Nashville, TN and 82,909 square feet in June 2006 at Bank of America Tower in Columbia, SC.

(8)    Schlumberger Technology leases 155,324 square feet expiring in April 2007 with a cancellation option beginning May 1, 2003, with twelve months written notice.

(9)    General Electric occupies 111,525 square feet in two properties under separate leases that expire as follows: 91,200 square feet in April 2015 at Toyota Center and 20,325 square feet in April 2008 at Charlotte Park with a cancellation option in May 2006.

(10)  Akerman, Senterfitt & Edison, PA leases 90,046 square feet expiring as follows:  67,979 square feet in December 2005, 17,186 square feet in March 2008 and 4,881 square feet in February 2008.

(11)  Charles Schwab & Co. leases 82,548 square feet in two properties under separate leases that expire as follows: 79,223 square feet in November 2010 at Maitland 200 and 3,325 square feet in August 2005 at Citrus Center.

(12)  Forman, Perry, Watkins, Krutz & Tardy ("FPWKT") leases 94,868 square feet expiring as follows:  69,341 square feet in December 2008 in One Jackson Place, 14,903 square feet in December 2011 in City Centre and 10,624 square feet in July 2009 in 1717 St. James with a cancellation option after July 2006.  Subsequent to January 1, 2004, FPWKT signed a lease for 159,000 square feet in City Centre commencing upon completion of the improvements to the space between August 2004 and May 2005.  FPWKT will occupy the space through December 31, 2011, subject to certain termination rights beginning July 2007.  The firm is consolidating employees from two buildings in Jackson, Mississippi and will vacate 69,341 square feet in One Jackson Place.

(13)  First Tennessee Bank leases 111,756 square feet expiring in September 2014.  The lease contains two, one-time contraction options in October 2006 and October 2008 for approximately 17,000 square feet each.

(14)  Viad Corporation leases 158,222 square feet in the Viad Corporate Center under separate leases that expire as follows:  156,364 square feet in August 2011 and 1,858 square feet in April 2008.

(15)  Young & Rubicam leases 122,078 square feet expiring in November 2011 with a cancellation option beginning in November 2006, limited to 34,000 square feet.

(16)  United Healthcare Services leases 102,177 square feet expiring as follows:  100,542 square feet in November 2009 in 233 North Michigan with a cancellation option on 67,131 square feet at any time with written notice; and 1,635 square feet in December 2006 in Cedar Ridge.

(17)  Boult, Cummings, Conners & Berry, PLLC leases 98,813 square feet expiring in May 2009.  The lease contains a cancellation option if Bank of America relocates and for any other reason in each of the first three years following September 2002.

Non-Core Assets

       Since January 1, 1995, Parkway has pursued a strategy of liquidating its non-core assets and using the proceeds from such sales to acquire office properties, pay down short-term debt and repurchase its own stock.  The Company defines non-core assets as all assets other than office and parking properties, which at December 31, 2004 consisted of undeveloped land.  The book value of all remaining non-office building real estate assets, all of which are for sale, was $3,528,000 as of December 31, 2004 with a carrying cost of approximately $30,000 annually.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders.

       None.

PART II

ITEM 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

       The Company's common stock ($.001 par value) is listed and trades on the New York Stock Exchange under the symbol "PKY".  The number of record holders of the Company's common stock at January 1, 2005, was approximately 2,788.

       As of March 1, 2005, the last reported sales price per common share on the New York Stock Exchange was $47.83.  The following table sets forth, for the periods indicated, the high and low last reported sales prices per share of the Company's common stock and the per share cash distributions paid by Parkway during each quarter.

	Year Ended			Year Ended
	December 31, 2004			December 31, 2003
Quarter Ended	High	Low	Distributions	High	Low	Distributions
March 31	$47.95	$41.95	$ .65	$37.80	$33.37	$ .65
June 30	47.35	37.65	.65	42.05	37.85	.65
September 30	48.13	42.85	.65	45.22	42.53	.65
December 31	51.36	46.52	.65	45.30	41.30	.65
			$2.60			$2.60

       Common stock distributions during 2004 and 2003 ($2.60 per share) were taxable as follows for federal income tax purposes:

	Year Ended
	December 31
	2004	2003
Ordinary income	$2.00	$2.32
Post May 5, 2003 capital gain	.04	.16
Unrecaptured Section 1250 gain	.14	.12
Return of capital	.42	-
	$2.60	$2.60

       Additionally, through the Company's Dividend Reinvestment and Stock Purchase Plan ("DRIP Plan"), 296,173 common shares were sold during 2004.  Net proceeds received on the issuance of shares were $11,515,000, which equates to an average net price per share of $38.88 at a discount of 2.3%.  The proceeds were used to reduce amounts outstanding under the Company's short-term lines of credit.

       The following table shows the high and low Series D preferred share prices and per share distributions paid for each quarter of 2004 reported by the New York Stock Exchange.

	Year Ended			Year Ended
	December 31, 2004			December 31, 2003
Quarter Ended	High	Low	Distributions	High	Low	Distributions
March 31	$27.90	$26.35	$ .50	$ -	$ -	$ -
June 30	26.75	24.75	.50	26.60	26.60	.02
September 30	26.65	25.41	.50	27.00	25.75	.50
December 31	26.65	25.74	.50	26.75	25.98	.50
			$2.00			$1.02

       As of January 1, 2005, there were approximately 6 holders of record of the Company's 2,400,000 outstanding shares of Series D preferred stock.  Series D preferred stock distributions during 2004 and 2003 were taxable as follows for federal income tax purposes:

	Year Ended December 31
	2004	2003
Ordinary income	$1.86	$1.01
Post May 5, 2003 capital gain	.03	.01
Unrecaptured Section 1250 gain	.11	-
	$2.00	$1.02

      In 2001, the Company issued 2,142,857 shares of 8.34% Series B Cumulative Convertible Preferred stock to Rothschild/Five Arrows.  In addition to the issuance of Series B preferred stock, Parkway issued a warrant to Five Arrows to purchase 75,000 shares of the Company's common stock at a price of $35 for a period of seven years.  During 2004, 1,139,358 shares of Series B preferred stock were converted into 1,139,358 shares of Parkway common stock.  As of December 31, 2004, there were 803,499 shares of Series B preferred stock outstanding.  Dividends of $5,186,000 and $6,091,000 were declared on the stock in 2004 and 2003, respectively.  There is no public market for Parkway's Series B Cumulative Convertible Preferred stock.

Equity Compensation Plans

       The following table sets forth the securities authorized for issuance under Parkway's equity compensation plans as of December 31, 2004:

	(a)	(b)	(c)
Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a)
Equity compensation plans		`
approved by security
holders	485,644	$30.92	309,209

Equity compensation plans
not approved by security
holders
	-	-	-
Total	485,644	$30.92	309,209

       Effective January 1, 2003, the stockholders of the Company approved Parkway's 2003 Equity Incentive Plan that authorized the grant of up to 200,000 equity based awards to employees of the Company.  At present, it is Parkway's intention to grant restricted stock and/or deferred incentive share units instead of stock options to employees of the Company, although the 2003 Plan authorizes various forms of incentive awards, including options.  As of December 31, 2004, 143,500 shares of incentive restricted stock have been issued to certain officers of the Company in connection with the VALUE SQUARE plan.  The restricted shares issued are valued at $5,162,000, and vest at the end of 7 years or December 31, 2005 if certain goals of the VALUE SQUARE plan are achieved.  Additionally, 9,487 deferred incentive share units were granted to employees of the Company.   The deferred incentive share units are valued at $436,000, and vest at the end of 4 years.  Compensation expense related to the restricted stock and deferred incentive share units of $783,000 and $694,000 was recognized in 2004 and 2003, respectively.

Purchase of Equity Securities

      Currently, Parkway does not have an authorized share repurchase program and did not purchase any Parkway common stock during 2004.  In 2003, 10,830 shares were purchased at an average price per share of $33.76.

ITEM 6.  Selected Financial Data.

	Year Ended 12/31/04	Year Ended 12/31/03	Year Ended 12/31/02	Year Ended 12/31/01	Year Ended 12/31/00
	(In thousands, except per share data)
Operating Data:
Revenues
Income from office and parking properties	$160,506	$142,196	$152,442	$135,968	$118,970
Other income	3,869	3,854	2,818	2,767	3,507
Total revenues	164,375	146,050	155,260	138,735	122,477
Expenses
Operating expenses:
Office and parking properties	73,487	63,362	65,942	57,465	49,397
Non-core assets	22	37	34	39	60
Interest expense	21,580	16,319	19,839	21,828	16,371
Depreciation and amortization	36,843	28,030	27,412	23,788	19,651
Interest expense on bank notes	4,237	3,399	6,647	5,497	6,927
General and administrative and other	4,822	4,592	5,445	5,240	4,689

Income before gain (loss), minority interest, and
discontinued operations	23,384	30,311	29,941	24,878	25,382
Equity in earnings of unconsolidated joint ventures	1,697	2,212	824	62	47
Gain (loss) on note receivable, joint venture interests,
real estate and real estate equity securities	4,309	10,661	(2,068)	1,611	9,471
Minority interest - unit holders	(2)	(3)	(2)	(3)	(4)
Minority interest - real estate partnerships	127	-	-	-	-

Income before discontinued operations	29,515	43,181	28,695	26,548	34,896
Income from discontinued operations	-	-	47	-	-
Gain on sale of real estate from discontinued operations	-	-	770	-	-

Net income	29,515	43,181	29,512	26,548	34,896
Original issue costs associated with redemption
of preferred stock	-	(2,619)	-	-	-
Dividends on preferred stock	(4,800)	(5,352)	(5,797)	(5,797)	(5,797)
Dividends on convertible preferred stock	(5,186)	(6,091)	(6,257)	(3,249)	-

Net income available to common stockholders	$ 19,529	$ 29,119	$ 17,458	$ 17,502	$ 29,099

Net income per common share:
Basic:
Income before discontinued operations	$ 1.73	$ 2.85	$ 1.78	$ 1.87	$ 2.96
Discontinued operations	-	-	.09	-	-
Net income	$ 1.73	$ 2.85	$ 1.87	$ 1.87	$ 2.96

Diluted:
Income before discontinued operations	$ 1.70	$ 2.79	$ 1.75	$ 1.85	$ 2.93
Discontinued operations	-	-	.09	-	-
Net income	$ 1.70	$ 2.79	$ 1.84	$ 1.85	$ 2.93

Book value per common share (at end of year)	$ 26.44	$ 26.09	$ 25.10	$ 25.33	$ 26.51
Dividends per common share	$ 2.60	$ 2.60	$ 2.56	$ 2.45	$ 2.12
Weighted average shares outstanding:
Basic	11,270	10,224	9,312	9,339	9,825
Diluted	11,478	10,453	9,480	9,442	9,926
Balance Sheet Data:
Office and parking investments, net of depreciation	$820,807	$728,695	$706,551	$795,860	$596,109
Real estate equity securities	-	-	-	-	23,281
Investment in unconsolidated joint ventures	25,294	20,026	15,640	412	384
Total assets	931,188	802,308	763,937	840,612	655,237
Notes payable to banks	104,618	110,075	141,970	126,044	81,882
Mortgage notes payable	353,975	247,190	209,746	304,985	225,470
Total liabilities	511,802	394,287	387,116	465,031	329,488
Preferred stock	57,976	57,976	66,250	66,250	66,250
Convertible preferred stock	28,122	68,000	75,000	75,000	-
Stockholders' equity	415,648	407,980	376,821	375,581	325,749

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation.

Overview

       Parkway is a self-administered and self-managed REIT specializing in the acquisition, operations and leasing of office properties.  The Company is geographically focused on the Southeastern and Southwestern United States and Chicago.  As of January 1, 2005 Parkway owned or had an interest in 62 office properties located in eleven states with an aggregate of approximately 11.6 million square feet of leasable space.  The Company generates revenue primarily by leasing office space to its customers and providing management and leasing services to third-party office property owners (including joint venture interests).  The primary drivers behind Parkway's revenues are occupancy, rental rates and customer retention.

Occupancy.  Parkway's revenues are dependent on the occupancy of its office buildings.  As a result of job losses and over supply of office properties, vacancy rates increased nationally and in Parkway's markets.  The office sector is beginning to recover from high vacancy rates due to an improving economy.  As of January 1, 2005, occupancy of Parkway's office portfolio was 91.0% compared to 90.7% as of October 1, 2004 and 87.9% as of January 1, 2004.  Not included in the January 1, 2005 occupancy rate are 37 signed leases totaling 150,000 square feet, which commence during the first through third quarters of 2005 and will raise our percentage leased to 92.3%.  To combat rising vacancy, Parkway utilizes innovative approaches to produce new leases.  These include the Broker Bill of Rights, a short-form lease and customer advocacy programs which are models in the industry and have helped the Company maintain occupancy around 90% during a time when the national occupancy rate is approximately 84%.  Parkway projects occupancy ranging from 91% to 94% during 2005 for its office properties.

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

Customer Retention.  Keeping our existing customers is important as high customer retention leads to increased occupancy, less downtime between leases, and reduced leasing costs.  Parkway estimates that it costs five to six times more to replace an existing customer with a new one than to retain the customer.  In making this estimate, Parkway takes into account the sum of revenue lost during downtime on the space plus leasing costs, which rise as market vacancies increase.  Therefore, Parkway focuses a great deal of energy on customer retention.  Parkway's operating philosophy is based on the premise that we are in the customer retention business.  Parkway seeks to retain its customers by continually focusing on operations at its office properties.  The Company believes in providing superior customer service; hiring, training, retaining and empowering each employee; and creating an environment of open communication both internally and externally with our customers and our stockholders.  Over the past eight years, Parkway maintained an average 74.3% customer retention rate.  Parkway's customer retention for the year ending December 31, 2004 was 69.8% compared to 58.1% for the year ending December 31, 2003.

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

       Subsequent to December 31, 2003, Parkway has leased approximately 86% of the former Burlington space at 400 North Belt to several customers including Cal Dive International, ECFMG, Grant Prideco and MMI.  This additional leasing has raised the occupancy at 400 Northbelt to 88.4%.  Also subsequent to December 31, 2003, the Company renamed the Skytel Centre to City Centre, signed leases which raise the City Centre building occupancy to approximately 93.4% and began the development of a $6.9 million, 517-space parking facility to accommodate building customers.  The largest lease at City Centre was signed with Forman Perry Watkins Krutz & Tardy LLP for 159,000 square feet, commencing upon completion of the improvements to the space between August 2004 and May 2005.  Forman Perry will occupy the space through December 31, 2011, subject to certain termination rights beginning July 2007.  The firm is consolidating employees from two buildings in Jackson and will vacate approximately 69,000 square feet in One Jackson Place, another Parkway-owned asset.  The other large new customers at City Centre include Entergy Mississippi, Inc. and Ross & Yerger, which leased 19,500 and 14,500 square feet, respectively.

Strategic Planning.  For many years, Parkway has been engaged in a process of strategic planning and goal setting.  The material goals and objectives of Parkway's earlier strategic plans have been achieved, and benefited Parkway's stockholders through increased FFO and dividend payments per share.  Effective January 1, 2003, the Company adopted a three-year strategic plan referred to as VALUE SQUARE (Value Square).  This plan reflects the employees' commitment to create value for its shareholders while holding firm to the core values as espoused in the Parkway Commitment to Excellence.  The Company plans to create value by Venturing with best partners, Asset recycling, Leverage neutral growth, Uncompromising focus on operations and providing an Equity return to its shareholders that is 10% greater than that of its peer group, the National Association of Real Estate Investment Trusts ("NAREIT") office index.  Equity return is defined as growth in funds from operations ("FFO") per diluted share.

The highlights of 2003 and 2004 reflect the strategy set forth in VALUE SQUARE as described below:

          Venture with Best Partners.  During 2003 and 2004, we sold joint venture interests in six office properties.  Parkway continues to evaluate its existing portfolio for joint venture candidates and anticipates joint venturing more properties, as well as purchasing new properties with the intention of joint venturing them.

        Asset Recycling.  In 2003, the Company sold one office property, while maintaining a 10-year non-cancelable management contract, and a .74 acre parcel of land.  Using the proceeds from the joint ventures, property sales, stock offerings and bank lines of credit, Parkway purchased four office buildings totaling $125 million in 2003 and three office buildings totaling $150 million in 2004.

         Leverage Neutral Growth.  Parkway began 2003 with a debt to total market capitalization of 45% and operated 2003 and 2004 at an average of 41%.  The decrease in debt to total market capitalization is a result of timing delays in reinvesting proceeds from joint ventures, asset sales and stock offerings in addition to a rising stock price.  The Company anticipates that the debt to total market capitalization will average around 45% for the three years of VALUE SQUARE.  During 2003, the Company assumed one mortgage for $20 million in connection with the Citrus Center purchase in Orlando, closed four mortgages for approximately $97 million, issued 690,000 common shares for a net $24 million, redeemed 2,650,000 shares of 8.75% Series A Preferred stock and issued 2.4 million shares of 8.0% Series D Preferred stock.   During 2004, Parkway assumed two mortgages totaling $78 million in connection with the Capital City Plaza purchase in Atlanta and the Squaw Peak Corporate Center purchase in Phoenix and placed three mortgages totaling $81 million.  As of December 31, 2004, the Company's debt-to-total market capitalization ratio was 41.4% as compared to 46.1% as of September 30, 2004 and 41.2% as of December 31, 2003.

       Uncompromising Focus on Operations.  Recognizing that in this difficult real estate environment, operating efficiently and consistently is more important than ever, Parkway implemented the Uncompromising Focus on Operations ("UFO") program in the first quarter of 2003, whereby Parkway's Customer Advocate grades each property in all areas of consistency and high standards.  This is done in conjunction with the Customer Advocate interviews with each customer each year.  Parkway continues to focus on the basics of our business:  customer retention, leasing, and controlling operating expenses and capital expenditures, to maintain our occupancy, all of which have the effect of maintaining and increasing net operating income.

         Equity Returns to Shareholders 10% Greater than the NAREIT Office Index.  Parkway is two-thirds of the way through the VALUE SQUARE plan and achieved this financial goal for the first two years of the plan.  FFO growth for the first 24 months of VALUE SQUARE was .9% for the Company, which exceeded the FFO growth of the NAREIT Office Index by more than 10%.

Discretionary Fund.  The Company has begun efforts to form a discretionary fund, which would acquire office properties similar to those currently held in the portfolio. The targeted size of the fund is $500 million comprised of $300 million in debt and $200 million of equity. The Company may contribute approximately $50 million to the equity of the fund. Targeted potential investors are institutions, pension funds, state retirement systems and endowments. The Company would generate additional economic returns through the asset, property and construction management fees and the leasing commissions. There is no assurance that the Company will be successful in its efforts to raise a fund, and even if it is successful, the economic benefits will most likely not be realized until 2006 or beyond.

Financial Condition

Comments are for the balance sheet dated December 31, 2004 compared to the balance sheet dated December 31, 2003.

       Office and Parking Properties.   In 2004, Parkway continued the application of its strategy of operating and acquiring office properties, joint venturing interests in office assets, as well as liquidating non-core assets and office assets that no longer meet the Company's investment criteria and/or the Company has determined value will be maximized by selling.  During the year ended December 31, 2004, the Company purchased three office properties, and sold a joint venture interest in three office properties.  Total assets increased $128,880,000, and office and parking properties and parking development (before depreciation) increased $119,545,000 or 14.2%.

Purchases and Improvements

       Parkway's direct investment in office and parking properties increased $92,112,000 net of depreciation, to a carrying amount of $820,807,000 at December 31, 2004 and consisted of 55 operating properties.  During the year ending December 31, 2004, Parkway purchased three office properties as follows (in thousands):

			Date	Purchase
Office Property	Location	Square Feet	Purchased	Price
Maitland 200	Orlando, FL	203	01/29/04	$ 26,295
Capital City Plaza (a)	Atlanta, GA	407	04/02/04	76,330
Squaw Peak Corporate Center (b)	Phoenix, AZ	287	08/24/04	46,906
Total		897		$149,531

(a)  Parkway assumed a $43,692,000 first mortgage with a 6.75% interest rate as part of the Capital City Plaza purchase.  The mortgage has been recorded at $49,073,000 to reflect the fair value of the financial instrument based on the rate of 3.67% on the date of purchase.

(b)  Parkway assumed a $33,869,000 first mortgage with an 8.16% interest rate as part of the Squaw Peak Corporate Center purchase.  The mortgage has been recorded at $39,604,000 to reflect the fair value of the financial instrument based on the rate of 4.92% on the date of purchase.

       During the year ending December 31, 2004, the Company capitalized building improvements, development costs and additional purchase expenses of $30,749,000 and recorded depreciation expense of $31,251,000 related to its office and parking properties.

       Investment in Unconsolidated Joint Ventures.  In accordance with the Company's three-year strategic plan, VALUE SQUARE, Parkway is committed to forming joint ventures with best partners for the purpose of acquiring office assets in the Southeastern and Southwestern United States and Chicago.  We believe these investments result in a higher return on equity than 100% owned assets.  Parkway will operate, manage and lease the properties on a day-to-day basis, provide acquisition and construction management services to the joint venture, and receive fees for providing these services.   The joint venture partner will provide 70 to 80% of the joint venture capital, with Parkway to provide the balance. In 2004, investment in unconsolidated joint ventures increased $5,268,000 or 26.3%.  The primary reason for the increase is the result of Parkway entering into a joint venture agreement with respect to three office properties.  See detailed information regarding the 2004 joint venture transaction under the caption "Joint Ventures" appearing in Item 1. "Business".  The 2004 joint venture transaction is summarized in the following table (in thousands).

	Interest		Square	Date	Gross Sales
Property	Sold	Location	Feet	Sold	Price
Falls Point, Lakewood		Atlanta, GA and
and Carmel Crossing	80%	Charlotte, NC	550	12/14/04	$53,360

       Land Available for Sale.  At December 31, 2004, non-core assets, totaled $3,528,000.  The Company expects to continue its efforts to liquidate its remaining non-core assets.

       Note Receivable from Moore Building Associates LP.  In accordance with FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"), Parkway began consolidating Moore Building Associates LP ("MBALP") effective

January 1, 2004.  Accordingly, the note receivable from MBALP reported in the financial statements at December 31, 2003 in the amount of $5,926,000 has been eliminated in consolidation at December 31, 2004.

       Interest, Rents Receivable and Other Assets.  Interest, rents receivable and other assets increased $7,376,000 for the year ending December 31, 2004.  The increase is primarily attributable to the increase in unamortized lease costs due to the purchase of office properties in 2004 and an increase in escrow bank account balances.  The increase in unamortized lease costs represents the portion of office property purchase prices allocated to lease costs.  In 2004, the total purchase price allocated to lease costs was $2.8 million.  The increase in escrow bank account balances of $3.2 million is primarily attributable to an increase in capital expenditure reserve requirements for mortgages assumed in connection with 2004 office property purchases.

       Intangible Assets, Net.  During 2004, intangible assets net of related amortization increased $30,302,000 and was primarily attributable to the allocation of the purchase price of 2004 office property purchases to above market in-place leases and the value of in-place leases.  In 2004, the total purchase price allocated to above market in-place lease and the value of in-place leases was $2,416,000 and $33,130,000, respectively.  Additionally, in connection with the Rubicon Joint Venture, intangible assets disposed totaled $2,926,000.  Parkway accounts for its acquisitions of real estate in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS141"), which requires the fair value of the real estate acquired to be allocated to acquired tangible and intangible assets.

       Notes Payable to Banks. Notes payable to banks decreased $5,457,000 or 5% for the year ending December 31, 2004.  At December 31, 2004, notes payable to banks totaled $104,618,000 and resulted primarily from advances under bank lines of credit to purchase additional properties and to make improvements to office properties.

       Mortgage Notes Payable Without Recourse.   Mortgage notes payable without recourse increased $106,785,000 or 43.2% during the year ending December 31, 2004, as a result of the following (in thousands):

Increase
(Decrease)
Assumption of first mortgage on office property purchases	$ 88,677
Placement of mortgage debt	28,950
Impact of consolidation of MBALP	13,822
Scheduled principal payments	(13,087)
Principal paid on early extinguishment of debt	(11,334)
Market value adjustment on reverse swap
interest rate contract	(243)
$106,785

       Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition - Purchases and Improvements" includes a description of mortgages assumed in connection with 2004 office property purchases.

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

The computation of the interest and fixed charge coverage ratios and the reconciliation of net income to EBITDA are as follows for the year ended December 31, 2004 and 2003 (in thousands):

	Year Ended
	December 31
	2004	2003
Net income	$ 29,515	$ 43,181
Adjustments to net income:
Interest expense	24,309	18,860
Amortization of financing costs	997	858
Prepayment expenses - early extinguishment of debt	511	-
Depreciation and amortization	36,843	28,030
Amortization of deferred compensation	783	694
Gain on sale of joint venture interests and real estate	(4,309)	(10,661)
Tax expenses	(49)	5
EBITDA adjustments - unconsolidated joint ventures	5,929	5,455
EBITDA adjustments - minority interest in real estate partnerships	(1,772)	-

EBITDA (1)	$ 92,757	$ 86,422

Interest coverage ratio:
EBITDA	$ 92,757	$ 86,422
Interest expense:
Interest expense	$ 24,309	$ 18,860
Capitalized interest	15	-
Interest expense - unconsolidated joint ventures	2,927	2,796
Interest expense - minority interest in real estate partnerships	(1,093)	-
Total interest expense	$26,158	$ 21,656
Interest coverage ratio	3.55	3.99

Fixed charge coverage ratio:
EBITDA	$ 92,757	$ 86,422
Fixed charges:
Interest expense	$ 26,158	$ 21,656
Preferred dividends	9,986	11,443
Preferred distributions - unconsolidated joint ventures	507	499
Principal payments (excluding early extinguishment of debt)	13,087	11,005
Principal payments - unconsolidated joint ventures	633	573
Principal payments - Monitory interests in real estate partnerships	(399)	-
Total fixed charges	$ 49,972	$ 45,176
Fixed charge coverage ratio	1.86	1.91

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

       Accounts Payable and Other Liabilities.  During 2004, accounts payable and other liabilities increased $5,446,000.  The increase is primarily attributable to the allocation of office property purchase prices to below market in-place leases in accordance with SFAS 141 which totaled $3,739,000 at December 31, 2004.

       Subsidiary Redeemable Preferred Membership Interests.  In connection with the Capital City Plaza purchase, the limited liability company that owns the building issued $15.5 million in preferred membership interests to the seller.  The preferred membership interests pay the seller a 7% coupon rate and were issued to accommodate their tax planning needs.  The seller has the right to redeem $5.5 million of the membership interests within six months of closing and $10 million of the membership interests within nine months of closing.  Parkway has the right to retire the preferred interest 40 months after closing.  During the third quarter in 2004, the seller redeemed $4,750,000 of the preferred membership interests.

       Stockholders' Equity.  Stockholders' equity increased $7,668,000 or 1.9% during the year ended December 31, 2004 as a result of the following (in thousands):

Increase
(Decrease)
Net income	$ 29,515
Change in market value of interest rate swap	(226)
Comprehensive income	29,289

Common stock dividends declared	(29,951)
Preferred stock dividends declared	(4,800)
Convertible preferred stock dividends declared	(5,186)
Exercise of stock options	5,964
Shares issued - stock offerings	(5)
Shares issued - Directors' fees	138
Restricted shares and deferred incentive share units issued	271
Unearned compensation	(271)
Amortization of unearned compensation	783
Shares contributed to deferred compensation plan	(79)
Shares issued through DRIP plan	11,515
$ 7,668

       During 2004, 1,139,358 shares of 8.34% Series B Cumulative Convertible Preferred Stock were converted into 1,139,358 shares of common stock.  As of December 31, 2004, there were 803,499 shares of Series B Convertible Preferred Stock outstanding.

       Through the Company's Dividend Reinvestment and Stock Purchase Plan ("DRIP Plan"), 296,173 common shares were sold during 2004.  Net proceeds received on the issuance of shares were $11,515,000, which equates to an average net price per share of $38.88 at a discount of 2.3%.  The proceeds were used to reduce amounts outstanding under the Company's short-term lines of credit.

Results of Operations

Comments are for the year ended December 31, 2004 compared to the year ended December 31, 2003.

       Net income available for common stockholders for the year ended December 31, 2004 was $19,529,000 ($1.73 per basic common share) as compared to $29,119,000 ($2.85 per basic common share) for the year ended December 31, 2003.  Net income for the year ending December 31, 2004 included gains on a note receivable and the sale of a joint venture interest of $4,309,000.  Net income for the year ending December 31, 2003 included gains from the sale of two joint venture interests, an office property and land in the amount of $10,661,000.

       Operating Properties.  The primary reason for the change in the Company's net income from office and parking properties for 2004 as compared to 2003 is the net effect of the operations of the following properties purchased, properties sold and joint venture interests sold (in thousands):

Properties Purchased:

Office Properties	Purchase Date	Square Feet
Citrus Center	02/11/03	258
Peachtree Dunwoody Pavilion	08/28/03	366
Wells Fargo Building	09/12/03	135
Carmel Crossing	11/24/03	324
Maitland 200	01/29/04	203
Capital City Plaza	04/02/04	407
Squaw Peak Corporate Center	08/24/04	287

Property Sold:

Office Property	Date Sold	Square Feet
BB&T Financial Center	08/01/03	240

Joint Venture Interests Sold:

Office Property/Interest Sold	Date Sold	Square Feet
Viad Corporate Center/70%	03/06/03	481
UBS Building & River Oaks Place/80%	05/28/03	170
Falls Pointe, Lakewood & Carmel Crossing/80%	12/14/04	550

       Operations of office and parking properties are summarized below (in thousands):

	Year Ended December 31
	2004	2003
Income	$160,506	$142,196
Operating expense	(73,487)	(63,362)
	87,019	78,834
Interest expense	(21,580)	(16,319)
Depreciation and amortization	(36,843)	(28,030)
Income from office and parking properties	$ 28,596	$ 34,485

       Management Company Income.  The increase in management company income of $1,696,000 for the year ended December 31, 2004 compared to 2003 is primarily due to the acquisition fee of approximately $2 million earned on the Rubicon Joint Venture transaction on December 14, 2004.  Under Parkway's three-year strategic plan, VALUE SQUARE, Parkway will continue to pursue joint venture opportunities with best partners while maintaining the management and leasing of the properties on a day-to-day basis.

        Interest on Note Receivable from Moore Building Associates LP and Incentive Management Fee Income from Moore Building Associates LP.  In accordance with FIN 46R, Parkway began consolidating MBALP effective January 1, 2004.  Due to the consolidation, the intercompany revenue and expense from MBALP was eliminated from the financial statements.  Therefore, interest income and incentive management fee income from MBALP for the year ending December 31, 2004 has been eliminated in consolidation.

        Interest Expense.  The $5,261,000 increase in interest expense on office properties in 2004 compared to 2003 is due to the net effect of the early extinguishment of three mortgages in 2004 and two mortgages in 2003, new loans placed or assumed in 2004 and 2003, the issuance of the subsidiary redeemable preferred membership interests in connection with the Capital City Plaza purchase in 2004 and the impact of consolidating MBALP.  The average interest rate on mortgage notes payable as of December 31, 2004 and 2003 was 6.0% and 6.9%, respectively.

       The $838,000 increase in interest expense on bank notes for the year ending December 31, 2004 compared to the year ending December 31, 2003 is primarily due to the increase in the average balance of bank borrowings from $96 million in 2003 to $140 million in 2004.  The increase in bank borrowings is primarily attributable to reinvesting proceeds from the 2003 joint ventures previously used to reduce amounts outstanding under the Company's lines of credit.

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

       Operating Properties.  The primary reason for the change in the Company's net income from office and parking properties for 2003 as compared to 2002 is the net effect of the operations of the following properties purchased, properties sold and joint venture interests sold (in thousands):

Properties Purchased:

Office Properties	Purchase Date	Square Feet
The Park on Camelback	05/22/02	103
Viad Corporate Center	05/31/02	481
5300 Memorial	06/05/02	154
Town & Country Central One	06/05/02	148
1717 St. James Place	06/05/02	110
Citrus Center	02/11/03	258
Peachtree Dunwoody Pavilion	08/28/03	366
Wells Fargo Building	09/12/03	135
Carmel Crossing	11/24/03	324

Properties Sold:

Office Property	Date Sold	Square Feet
Corporate Square West	05/31/02	96
BB&T Financial Center	08/01/03	240

Joint Venture Interests Sold:

Office Property/Interest Sold	Date Sold	Square Feet
233 North Michigan/70%	05/30/02	1,070
Viad Corporate Center/70%	03/06/03	481
UBS Building & River
Oaks Place/80%	05/28/03	170

       Operations of office and parking properties are summarized below (in thousands):

	Year Ended December 31
	2003	2002
Income	$142,196	$152,442
Operating expense	(63,362)	(65,942)
	78,834	86,500
Interest expense	(16,319)	(19,839)
Depreciation and amortization	(28,030)	(27,412)
Income from office and parking properties	$ 34,485	$ 39,249

       Equity in Earnings of Unconsolidated Joint Ventures and Management Company Income.  Equity in earnings of unconsolidated joint ventures increased $1,388,000 for the year ending December 31, 2003 compared to the year ending December 31, 2002.  This increase is attributable to the formation of the Viad Joint Venture and the Jackson Joint Venture in 2003 and the 233 North Michigan Avenue joint venture in 2002.  Under the terms of the joint venture agreements, Parkway continues to provide management and leasing services for the buildings on a day-to-day basis.  The increase in management company income of $939,000 for the year ended December 31, 2003 compared to 2002 is primarily due to the fees earned from providing management and leasing services to the joint ventures.  Under Parkway's three-year strategic plan, VALUE SQUARE, Parkway will continue to pursue joint venture opportunities with best partners while maintaining the management and leasing of the properties on a day-to-day basis.

       Interest Expense.  The $3,520,000 decrease in interest expense on office properties in 2003 compared to 2002 is primarily due to the net effect of the early extinguishment of two mortgages in 2003 and three mortgages in 2002, the transfer of a mortgage note payable to the 233 North Michigan Avenue joint venture in 2002 and new loans placed or assumed in 2003 and 2002.  The average interest rate on mortgage notes payable as of December 31, 2003 and 2002 was 6.9% and 7.4%, respectively.

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

       General and Administrative Expense.  General and administrative expense decreased $828,000 for the year ending December 31, 2003 compared to the same period in 2002.  The net decrease is primarily due to the decrease in amortization of unearned compensation expense pertaining to the Company's restricted stock shares.  Due to Parkway's achievement of the 5 in 50 Plan in 2002, the restricted shares granted were fully amortized in 2002.  In 2003, the stockholders approved the issuance of 142,000 shares of restricted stock to certain officers of the Company in connection with the VALUE SQUARE plan.  The restricted shares issued in 2003 are valued at $5,092,000, and the vesting period for the stock is 7 years or 36 months if the goals of the VALUE SQUARE plan are achieved.

Liquidity and Capital Resources

       Statement of Cash Flows.  Cash and cash equivalents were $1,077,000 and $468,000 at December 31, 2004 and December 31, 2003, respectively.  Cash flows provided by operating activities for the year ending December 31, 2004 were $58,569,000 compared to $51,170,000 for the same period of 2003.  The change in cash flows from operating activities is primarily attributable to the timing of receipt of revenues and payment of expenses and the increase in number of properties owned.

       Cash used in investing activities was $30,370,000 for the year ended December 31, 2004 compared to cash used by investing activities of $28,417,000 for the same period of 2003.  The decrease in cash provided by investing activities of $1,953,000 is primarily due to increased office property improvements and parking development costs in 2004.

       Cash used in financing activities was $28,353,000 for the year ended December 31, 2004 compared to cash used in financing activities of $23,879,000 for the same period of 2003.  The decrease in cash provided by financing activities of $4,474,000 is primarily due to the decrease in net proceeds from stock offerings.

       Liquidity.  The Company plans to continue pursuing the acquisition of additional investments that meet the Company's investment criteria in accordance with the strategies outlined under "Item 1. Business" and intends to use bank lines of credit, proceeds from the sale of non-core assets and office properties, proceeds from the sale of portions of owned assets through joint ventures, possible sales of securities and cash balances to fund those acquisitions.  At December 31, 2004, the Company had $104,618,000 outstanding under three unsecured bank lines of credit.

       The Company's cash flows are exposed to interest rate changes primarily as a result of its lines of credit used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations.  The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  To achieve its objectives, the Company borrows at fixed rates, but also utilizes a three-year unsecured revolving credit facility and two one-year unsecured lines of credit.

       On February 6, 2004, Parkway entered into a Credit Agreement with a consortium of 11 banks with Wachovia Capital Markets, LLC as Sole Lead Arranger and Sole Book Runner, Wachovia Bank, National Association as Administrative Agent, PNC Bank, National Association as Syndication Agent, and other banks as participants.  The Credit Agreement provides for a three-year $170 million unsecured revolving credit facility (the "$170 million line").  The $170 million line replaces the previous $135 million unsecured revolving credit facility and the $20 million term loan with JP Morgan Chase Bank.  The increased size of the line of credit allows greater financial flexibility and capacity while accommodating the Company's growth.  Additionally, previous covenants such as market concentration of assets were removed while per building occupancy limits were replaced with asset pool occupancy requirements.  The changes result in greater strategic flexibility in terms of where the Company invests and mutes the impact of customer move-outs, particularly within smaller buildings.  The interest rate on the $170 million line is equal to the 30-day LIBOR rate plus 100 to 150 basis points, depending upon overall Company leverage (with the current rate set at 132.5 basis points).  The interest rate on the $170 million line was 3% at December 31, 2004. The $170 million line matures February 6, 2007 and contains a one-year extension option available at maturity.  The line is expected to fund acquisitions of additional investments.  The Company paid a facility fee of $170,000 (10 basis points) and origination fees of $556,000 (32.71 basis points) upon closing of the loan agreement and pays an annual administration fee of $35,000.  The Company also pays fees on the unused portion of the line based upon overall Company leverage, with the current rate set at 12.5 basis points.

        On February 4, 2005, Parkway amended and renewed the one-year $15 million unsecured line of credit with PNC Bank (the "$15 million line").  This line of credit matures February 2, 2006, is unsecured and is expected to fund the daily cash requirements of the Company's treasury management system.  The interest rate on the $15 million line is equal to the 30-day LIBOR rate plus 100 to 150 basis points, depending upon overall Company leverage (with the current rate set at 132.5 basis points).  The interest rate on the $15 million line was 3.6% at December 31, 2004.  The Company paid a facility fee of $15,000 (10 basis points) upon closing of the loan agreement.  Under the $15 million line, the Company does not pay annual administration fees or fees on the unused portion of the line.

       On December 7, 2004, the Company closed a $9 million unsecured line of credit with Trustmark National Bank (the "$9 million line").  The interest rate on the $9 million line is equal to the 30-day LIBOR rate plus 132.5 basis points and was 3.7% at December 31, 2004.  This line of credit matures December 7, 2005 and the proceeds are being used to fund the construction of the City Centre Garage currently under development.

       The Company's interest rate hedge contracts as of December 31, 2004 are summarized as follows (in thousands):

Type of	Notional	Maturity		Fixed	Fair
Hedge	Amount	Date	Reference Rate	Rate	Market Value
Swap	$20,000	12/31/05	1-Month LIBOR	3.183%	$ (33)
Swap	$40,000	06/30/06	1-Month LIBOR	3.530%	(193)
					$(226)

       To protect against the potential for rapidly rising interest rates, the Company entered into two interest rate swap agreements in May 2004. The first interest rate swap agreement is for a $40 million notional amount and fixed the 30-day LIBOR interest rate at 3.53% for the period January 1, 2005 through June 30, 2006. The second interest rate swap agreement is for a $20 million notional amount and fixed the 30-day LIBOR interest rate at 3.18% for the period January 1, 2005 through December 31, 2005.  The Company designated the swaps as hedges of the variable interest rates on the Company's borrowings under the $170 million line.  Accordingly, changes in the fair value of the swap are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings.

       At December 31, 2004, the Company had $353,975,000 of non-recourse fixed rate mortgage notes payable with an average interest rate of 6% secured by office properties and $104,618,000 drawn under bank lines of credit.  Parkway's pro rata share of unconsolidated joint venture debt was $52,469,000 with an average interest rate of 7% at December 31, 2004.  Based on the Company's total market capitalization of approximately $1.2 billion at December 31, 2004 (using the December 31, 2004 closing price of $50.75 per common share), the Company's debt represented approximately 41.4% of its total market capitalization.  The Company targets a debt to total market capitalization rate at a percentage in the mid-40's.  This rate may vary at times pending acquisitions, sales and/or equity offerings.  In addition, volatility in the price of the Company's common stock may affect the debt to total market capitalization ratio.  However, over time the Company plans to maintain a percentage in the mid-40's.  In addition to this debt ratio, the Company also monitors interest and fixed charge coverage ratios.  The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization.  This ratio for the year ending December 31, 2004 and 2003 was 3.55 and 3.99 times, respectively.  The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to earnings before interest, taxes, depreciation and amortization.  This ratio for the year ending December 31, 2004 and 2003 was 1.86 and 1.91 times, respectively.  Interest and fixed charge coverage ratios were lower in 2004 compared to 2003 primarily due to lower revenues as a result of lower occupancy.

       The table below presents the principal payments due and weighted average interest rates for the fixed rate debt.

	Average	Fixed Rate Debt
	Interest Rate	(In thousands)
2005	5.98%	$ 14,609
2006	5.95%	16,272
2007	5.92%	35,107
2008	6.13%	98,475
2009	6.28%	30,517
Thereafter	7.42%	158,995
Total		$353,975

Fair value at 12/31/04		$366,252

       The Company presently has plans to make additional capital improvements at its office properties in 2005 of approximately $30 million.  These expenses include tenant improvements, capitalized acquisition costs and capitalized building improvements.  Approximately $6 million of these improvements relate to upgrades on properties acquired in recent years that were anticipated at the time of purchase.  All such improvements are expected to be financed by cash flow from the properties and advances on the bank lines of credit.

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

Off-Balance Sheet Arrangements

       At December 31, 2004, Parkway had the following off-balance sheet arrangements:  (1) a non-controlling 30% interest in Parkway 233 North Michigan, LLC, a real estate joint venture; (2) a non-controlling 30% interest in Phoenix OfficeInvest, LLC, a real estate joint venture; (3) a non-controlling 20% interest in Parkway Joint Venture, LLC, a real estate joint venture; (4) a non-controlling 50% interest in Wink/Parkway Partnership, a real estate joint venture; and (5) a non-controlling 20% interest in RubiconPark I, LLC, a real estate joint venture.

       The above real estate joint ventures own and operate office properties in Chicago, Illinois; Phoenix, Arizona; Jackson, Mississippi; New Orleans, Louisiana; Atlanta, Georgia; and Charlotte, North Carolina, respectively.  Parkway manages all ventures on a day-to-day basis with the exception of the Wink/Parkway Partnership.  The Company accounts for its interest in these joint ventures using the equity method of accounting.

       The following information summarizes the financial position at December 31, 2004 for the investments in which we held an interest at December 31, 2004 (in thousands):

		Mortgage		Parkway's
Summary of Financial Position	Total Assets	Debt (1)	Total Equity	Investment
Parkway 233 North Michigan, LLC	$182,380	$100,133	$71,450	$14,539
Phoenix OfficeInvest, LLC	62,425	42,500	17,346	4,388
Parkway Joint Venture, LLC	17,184	11,269	5,383	19
Wink/Parkway Partnership	1,413	450	960	480
RubiconPark I, LLC	76,011	52,000	23,716	5,868
	$339,413	$206,352	$118,855	$25,294

       (1)  The mortgage debt, all of which is non-recourse, is collateralized by the individual real estate property or properties within each venture, the net book value of which totaled $314 million at December 31, 2004.  Parkway's proportionate share of the non-recourse mortgage debt totaled $52.5 million at December 31, 2004.

       The following information summarizes the results of operations for the year ended December 31, 2004 for investments which impacted our 2004 results of operations (in thousands):

	Total	Net	Parkway's Share
Summary of Operations	Revenue	Income	of Net Income
Parkway 233 North Michigan, LLC	$33,586	$2,663	$ 799
Phoenix OfficeInvest, LLC	11,474	2,390	717
Parkway Joint Venture, LLC	2,827	499	100
Wink/Parkway Partnership	305	143	72
RubiconPark I, LLC	418	7	9
	$48,610	$5,702	$1,697

Contractual Obligations

       We have contractual obligations including mortgage notes payable and lease obligations.  The table below presents total payments due under specified contractual obligations by year through maturity as of December 31, 2004 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	2005	2006	2007	2008	2009	Thereafter
Long-Term Debt (Mortgage Notes Payable
Without Recourse)	$445,544	$36,700	$37,686	$54,964	$115,379	$41,479	$159,336
Capital Lease Obligations	-	-	-	-	-	-	-
Operating Leases	1,763	925	529	222	87	-	-
Purchase Obligations	12,040	11,394	580	36	14	2	14
Subsidiary Redeemable Preferred
Membership Interests	10,741	10,741	-	-	-	-	-
Other Long-Term Liabilities	-	-	-	-	-	-	-
Total	$470,088	$59,760	$38,795	$55,222	$115,480	$41,481	$159,350

       The amounts presented above for mortgage notes payable without recourse include principal and interest payments.  The amounts presented for purchase obligations represent the remaining tenant improvement and building improvement allowance obligation for leases in place as of December 31, 2004 plus commitments for the City Centre parking garage development.

       In connection with the Capital City Plaza purchase, the limited liability company that owns the building issued $15.5 million in preferred membership interests to the seller.  The preferred membership interests pay the seller a 7% coupon rate and were issued to accommodate their tax planning needs.  The seller has the right to redeem $5.5 million of the membership interests within six months of closing and $10 million of the membership interests within nine months of closing.  Parkway has the right to retire the preferred interest 40 months after closing.  During the third quarter in 2004, the seller redeemed $4,750,000 of the preferred membership interests.

       Parkway has a less than .1% ownership interest in MBALP and acts as the managing general partner.  MBALP is primarily funded with financing from a third party lender, which is secured by a first lien on the rental property of the partnership.  The creditors of MBALP do not have recourse to Parkway.  In acting as the general partner, Parkway is committed to providing additional funding to partnership deficits up to an aggregate amount of $1 million.  To date Parkway has not been required to provide any additional funding to MBALP.

Critical Accounting Policies and Estimates

       General.  Parkway's investments are generally made in office properties.  Therefore, the Company is generally subject to risks incidental to the ownership of real estate.  Some of these risks include changes in supply or demand for office properties or tenants for such properties in an area in which we have buildings; changes in real estate tax rates; and changes in federal income tax, real estate and zoning laws.  The Company's discussion and analysis of financial condition and results of operations is based upon its Consolidated Financial Statements.  The Company's Consolidated Financial Statements include the accounts of Parkway Properties, Inc. and its majority owned subsidiaries. Parkway also consolidates subsidiaries where the entity is a variable interest entity and Parkway is the primary beneficiary, as defined in FASB Interpretation 46R "Consolidation of Variable Interest Entities" ("FIN 46R").  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period.  Actual results could differ from our estimates.

       The accounting policies and estimates used in the preparation of our Consolidated Financial Statements are more fully described in the notes to our Consolidated Financial Statements.  However, certain of the Company's significant accounting policies are considered critical accounting policies due to the increased level of assumptions used or estimates made in determining their impact on our Consolidated Financial Statements.

       Parkway considers critical accounting policies and estimates to be those used in the determination of the reported amounts and disclosure related to the following:

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

       Real estate assets are classified as held for sale or held and used in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".  In accordance with SFAS No. 144, the Company records assets held for sale at the lower of carrying amount or fair value less cost to sell.  With respect to assets classified as held and used, we periodically review these assets to determine whether our carrying amount will be recovered.  A long-lived asset is considered impaired if its carrying value exceeds the estimated fair value.  Fair value is based on the estimated and realizable contract sales price (if available) for the asset less estimated costs to sell.  If a sales price is not available, the estimated undiscounted cash flows of the asset for the remaining useful life are used to determine if the carrying value is recoverable.  The cash flow estimates are based on assumptions about employing the asset for its remaining useful life.  Factors considered in projecting future cash flows include but are not limited to:  Existing leases, future leasing and terminations, market rental rates, capital improvements, tenant improvements, leasing commissions, inflation and other known variables.  Upon impairment, the Company would recognize an impairment loss to reduce the carrying value of the long-lived asset to our estimate of its fair value.  The estimate of fair value and cash flows to be generated from properties requires us to make assumptions.  If one or more assumptions prove incorrect or if the assumptions change, the recognition of an impairment loss on one or more properties may be necessary in the future, which would result in a decrease in net income.

       No impairment losses were recognized for the year ending December 31, 2004 or 2003.

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

       Parkway allocates the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant.  The as-if-vacant value is allocated to tangible assets based on the relative fair value of those assets.  Value is allocated to tenant improvements based on the estimated costs of similar customers with similar terms.  The difference between the purchase price and the as-if-vacant value represents the fair value of the intangible assets or the intangible gap.  The intangible gap is then allocated among the identifiable intangible assets.

       The Company determines the fair value of the tangible and intangible components using a variety of methods and assumptions all of which result in an approximation of fair value.  Differing assumptions and methods could result in different estimates of fair value and thus, a different purchase price allocation and corresponding increase or decrease in depreciation and amortization expense.

       Allowance for Doubtful Accounts.  Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future.  Our receivable balance is comprised primarily of rents and operating expense recoveries due from customers.  Change in the supply of or demand for office properties could impact our customers' ability to honor their lease obligations, which could in turn affect our recorded revenues and estimates of the collectibility of our receivables.  Revenue from real estate rentals is recognized and accrued as earned on a pro rata basis over the term of the lease.  We regularly evaluate the adequacy of our allowance for doubtful accounts considering such factors as credit quality of our customers, delinquency of payment, historical trends and current economic conditions.  We provide an allowance for doubtful accounts for customer balances that are over 90 days past due and for specific customer receivables for which collection is considered doubtful.  Actual results may differ from these estimates under different assumptions or conditions, which could result in an increase or decrease in bad debt expense.

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

       The following table presents a reconciliation of the Company's net income to FFO for the years ended December 31, 2004 and 2003 (in thousands, except per share data):

Total Dollar Amount

Diluted Per Share

Year Ended

Year Ended

December 31

December 31

2004

2003

2004

2003

Net income

$29,515

$43,181

$2.57

$4.13

Adjustments to derive funds from operations:

Depreciation and amortization	36,843	28,030	2.78	2.23
Minority interest depreciation and amortization	(654)	-	(.05)	-
Adjustments for unconsolidated joint ventures	2,345	2,030.18		.16

     Preferred dividends

(4,800)

(5,352)

(.42)

(.51)

Convertible preferred dividends	(5,186)	(6,091)	(.45)	(.58)
Original issue costs-redemption of preferred stock	-	(2,619)	-	(.25)
Gain on real estate and joint venture interests	(3,535)	(10,299)	(.27)	(.82)

     Amortization of deferred gains and other

	2	(23)	-	-

     Diluted share adjustment for convertible preferred stock

-

-

.17

.02

Funds from operations applicable to common shareholders

$54,530

$48,857

$4.51

$4.38

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

       As of December 31, 2004, total outstanding debt was approximately $458,593,000 of which $104,618,000 or 22.8%, is variable rate debt.  If market rates of interest on the variable rate debt fluctuate by 10% (or approximately 31 basis points), the change in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $323,000 annually.

ITEM 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors

Parkway Properties, Inc.

We have audited the accompanying consolidated balance sheets of Parkway Properties, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004.  Our audits also included the financial statement schedules listed in the index at Item 15(a)2.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Parkway Properties, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Parkway Properties, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2005 expressed an unqualified opinion thereon.

                                                                                                                                                       Ernst &Young LLP

New Orleans, Louisiana
February 28, 2005

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
 (In thousands)

	December 31	December 31
	2004	2003
Assets
Real estate related investments:
Office and parking properties	$ 959,279	$ 844,168
Parking development	4,434	-
Accumulated depreciation	(142,906)	(115,473)
	820,807	728,695
Land available for sale	3,528	3,528
Note receivable from Moore Building Associates LP	-	5,926
Mortgage loans	-	861
Investment in unconsolidated joint ventures	25,294	20,026
	849,629	759,036
Rents receivable and other assets	42,448	35,072
Intangible assets, net	38,034	7,732
Cash and cash equivalents	1,077	468
	$ 931,188	$ 802,308
Liabilities
Notes payable to banks	$ 104,618	$ 110,075
Mortgage notes payable without recourse	353,975	247,190
Accounts payable and other liabilities	42,468	37,022
Subsidiary redeemable preferred membership interests	10,741	-
	511,802	394,287
Minority Interest
Minority Interest - unit holders	39	41
Minority Interest - real estate partnerships	3,699	-
	3,738	41
Stockholders' Equity
8.34% Series B Cumulative Convertible Preferred stock, $.001 par value,
2,142,857 shares authorized, 803,499 and 1,942,857 shares issued and
outstanding in 2004 and 2003, respectively	28,122	68,000
Series C Preferred stock, $.001 par value, 400,000 shares authorized,
no shares issued	-	-
8.00% Series D Preferred stock, $.001 par value, 2,400,000 shares authorized,
issued and outstanding	57,976	57,976
Common stock, $.001 par value, 65,057,143 shares authorized, 12,464,817 and
10,808,131 shares issued and outstanding in 2004 and 2003, respectively	12	11
Excess stock, $.001 par value, 30,000,000 shares authorized, no shares issued	-	-
Common stock held in trust, at cost, 130,000 and 128,000 shares in 2004
and 2003, respectively	(4,400)	(4,321)
Additional paid-in capital	310,455	252,695
Unearned compensation	(4,122)	(4,634)
Accumulated other comprehensive loss	(226)	-
Retained earnings	27,831	38,253
	415,648	407,980
	$ 931,188	$ 802,308

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
 (In thousands, except per share data)

	Year Ended December 31
	2004	2003	2002
Revenues
Income from office and parking properties	$160,506	$142,196	$152,442
Management company income	3,832	2,136	1,197
Interest on note receivable from Moore Building Associates LP	-	819	895
Incentive management fee from Moore Building Associates LP	-	300	325
Other income and deferred gains	37	599	401
Total revenues	164,375	146,050	155,260

Expenses
Office and parking properties:
Operating expense	73,487	63,362	65,942
Interest expense:
Contractual	19,788	16,026	18,766
Subsidiary redeemable preferred membership interests	725	-	-
Prepayment expenses	511	-	833
Amortization of loan costs	556	293	240
Depreciation and amortization	36,843	28,030	27,412
Operating expense for other real estate properties	22	37	34
Interest expense on bank notes:
Contractual	3,796	2,834	6,055
Amortization of loan costs	441	565	592
Management company expenses	358	391	416
General and administrative	4,464	4,201	5,029
Total expenses	140,991	115,739	125,319

Income before equity in earnings, gain (loss), minority interest and
discontinued operations	23,384	30,311	29,941
Equity in earnings of unconsolidated joint ventures	1,697	2,212	824
Gain (loss) on note receivable, sale of joint venture interests and real estate	4,309	10,661	(474)
Impairment loss on office property	-	-	(1,594)
Minority interest - unit holders	(2)	(3)	(2)
Minority interest - real estate partnerships	127	-	-

Income from continuing operations	29,515	43,181	28,695
Discontinued operations:
Income from discontinued operations	-	-	47
Gain on sale of real estate from discontinued operations	-	-	770
Net income	29,515	43,181	29,512
Change in market value of interest rate swap	(226)	170	1,524
Comprehensive income	$ 29,289	$ 43,351	$ 31,036

Net income available to common stockholders:
Net income	$ 29,515	$ 43,181	$ 29,512
Original issue costs associated with redemption or preferred stock	-	(2,619)	-
Dividends on preferred stock	(4,800)	(5,352)	(5,797)
Dividends on convertible preferred stock	(5,186)	(6,091)	(6,257)
Net income available to common stockholders	$ 19,529	$ 29,119	$ 17,458

Net income per common share:
Basic:
Income before discontinued operations	$ 1.73	$ 2.85	$ 1.78
Discontinued operations	-	-	.09
Net income	$ 1.73	$ 2.85	$ 1.87

Diluted:
Income before discontinued operations	$ 1.70	$ 2.79	$ 1.75
Discontinued operations	-	-	.09
Net income	$ 1.70	$ 2.79	$ 1.84

Dividends per common share	$ 2.60	$ 2.60	$ 2.56

Weighted average shares outstanding:
Basic	11,270	10,224	9,312
Diluted	11,478	10,453	9,480

See notes to consolidated financial statements

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Year Ended December 31
	2004	2003	2002
8.75% Series A Preferred stock, $.001 par value
Balance at beginning of year	$ -	$ 66,250	$ 66,250
Redemption of preferred stock	-	(66,250)	-
Balance at end of year	-	-	66,250

8.34% Series B Cumulative Convertible Preferred stock, $.001 par value
Balance at beginning of year	68,000	75,000	75,000
Conversion of preferred stock to common stock	(39,878)	(7,000)	-
Balance at end of year	28,122	68,000	75,000

8.00% Series D Preferred stock, $.001 par value
Balance at beginning of year	57,976	-	-
Shares issued	-	57,976	-
Balance at end of year	57,976	57,976	-

Common stock, $.001 par value
Balance at beginning of year	11	9	9
Shares issued - stock offering	-	1	-
Shares issued - other	1	1	-
Balance at end of year	12	11	9

Common stock held in trust
Balance at beginning of year	(4,321)	-	-
Shares contributed to deferred compensation plan	(79)	(4,321)	-
Balance at end of year	(4,400)	(4,321)	-

Additional paid-in capital
Balance at beginning of year	252,695	199,979	196,032
Stock options exercised	5,964	6,079	2,996
Shares issued in lieu of Directors' fees	138	76	62
Restricted shares issued	70	5,092	-
Deferred incentive share units issued	201	236	-
Shares issued - employee excellence recognition program	-	3	3
Shares issued - DRIP Plan	11,515	7,799	1,310
Shares issued - stock offerings	(5)	24,178	-
Conversion of preferred stock to common stock	39,877	7,000	-
Original issue costs associated with redemption of preferred stock	-	2,619	-
Purchase of Company stock	-	(366)	(424)
Balance at end of year	310,455	252,695	199,979

Unearned compensation
Balance at beginning of year	(4,634)	-	(2,190)
Restricted shares issued	(70)	(5,092)	-
Deferred incentive share units issued	(201)	(236)	-
Amortization of unearned compensation	783	694	2,190
Balance at end of year	(4,122)	(4,634)	-

Accumulated other comprehensive income (loss)
Balance at beginning of year	-	(170)	(1,694)
Change in market value of interest rate swaps	(226)	170	1,524
Balance at end of year	(226)	-	(170)

Retained earnings
Balance at beginning of year	38,253	35,753	42,174
Net income	29,515	43,181	29,512
Original issue costs associated with redemption of preferred stock	-	(2,619)	-
Preferred stock dividends declared	(4,800)	(5,352)	(5,797)
Convertible preferred stock dividends declared	(5,186)	(6,091)	(6,257)
Common stock dividends declared	(29,951)	(26,619)	(23,879)
Balance at end of year	27,831	38,253	35,753
Total stockholders' equity	$415,648	$407,980	$376,821

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31
	2004	2003	2002
Operating activities
Net income	$ 29,515	$ 43,181	$ 29,512
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation and amortization	36,843	28,030	27,412
Depreciation and amortization - discontinued operations	-	-	22
Amortization of above (below) market leases	139	(29)	-
Amortization of loan costs	997	858	832
Amortization of unearned compensation	783	694	2,190
Income (loss) allocated to minority interests	(125)	3	2
(Gain) loss on note receivable, sale of joint venture
interests and real estate	(4,309)	(10,661)	1,298
Equity in earnings of consolidated joint ventures	(1,697)	(2,212)	(824)
Other	-	(8)	(11)
Changes in operating assets and liabilities:
Increase in receivables and other assets	(4,613)	(5,501)	(5,030)
Increase (decrease) in accounts payable and
accrued expenses	1,036	(3,185)	7,413
Cash provided by operating activities	58,569	51,170	62,816

Investing activities
Payments received on mortgage loans	775	8	8
Net decrease in note receivable from
Moore Building Associates LP	-	-	946
Distributions from unconsolidated joint ventures	2,573	3,148	1,641
Investments in unconsolidated joint ventures	(286)	(549)	(1,663)
Purchases of real estate related investments	(56,625)	(106,258)	(97,823)
Proceeds from sales of joint venture interests and real estate	58,223	97,433	58,602
Real estate development	(4,434)	-	(230)
Improvements to real estate related investments	(30,596)	(22,199)	(20,063)
Cash used in investing activities	(30,370)	(28,417)	(58,582)

Financing activities
Principal payments on mortgage notes payable	(24,421)	(26,427)	(20,840)
Net proceeds from (payments on) bank borrowings	(5,683)	(31,724)	17,450
Proceeds from long-term financing	28,950	42,800	29,975
Stock options exercised	5,964	6,080	2,996
Dividends paid on common stock	(29,582)	(26,349)	(23,445)
Dividends paid on preferred stock	(10,341)	(11,597)	(12,054)
Purchase of Company stock	-	(366)	(424)
Proceeds from DRIP Plan	11,515	7,799	1,310
Redemption of subsidiary preferred membership
interests and preferred stock	(4,750)	(66,250)	-
Proceeds from stock offerings	(5)	82,155	-
Cash used in financing activities	(28,353)	(23,879)	(5,032)
Impact on cash of consolidation of MBALP	763	-	-
Increase (decrease) in cash and cash equivalents	609	(1,126)	(798)
Cash and cash equivalents at beginning of year	468	1,594	2,392
Cash and cash equivalents at end of year	$ 1,077	$ 468	$ 1,594

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

NOTE A - Summary of Significant Accounting Policies

Principles of consolidation

       The consolidated financial statements include the accounts of Parkway Properties, Inc. ("Parkway" or "the Company") and its majority owned subsidiaries.  Parkway also consolidates subsidiaries where the entity is a variable interest entity and Parkway is the primary beneficiary, as defined in FASB Interpretation 46R "Consolidation of Variable Interest Entities" ("FIN 46R").  All significant intercompany transactions and accounts have been eliminated.

       In December 2003, the Financial Accounting Standards Board issued FIN 46R, which requires the consolidation of entities in which a company absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.

       Effective January 1, 2004, Parkway began consolidating its ownership interest in MBALP.  Parkway has less than .1% ownership interest in MBALP and acts as the managing general partner of this partnership.  MBALP was established for the purpose of owning a commercial office building (the Toyota Center in Memphis, Tennessee) and is primarily funded with financing from a third party lender, which is secured by a first lien on the rental property of the partnership.  The creditors of MBALP do not have recourse to Parkway.  In acting as the general partner, Parkway is committed to providing additional funding to meet partnership operating deficits up to an aggregate amount of $1 million.  MBALP has a fixed rate non-recourse first mortgage in the amount of $13,423,000 that is secured by the Toyota Center, which has a carrying amount of $23,529,000.

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

Use of estimates

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash equivalents

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Allowance for doubtful accounts

       Accounts receivable are reduced by an allowance for amounts that the Company estimates to be uncollectible.  The receivable balance is comprised primarily of rent and expense reimbursement income due from the customers.  Management evaluates the adequacy of the allowance for doubtful accounts considering such factors as the credit quality of our customers, delinquency of payment, historical trends and current economic conditions.  The Company provides an allowance for doubtful accounts for customer balances that are over 90 days past due and for specific customer receivables for which collection is considered doubtful.

Investment in unconsolidated joint ventures

       As of December 31, 2004, Parkway has five investments in unconsolidated joint ventures, which are accounted for using the equity method of accounting.  Parkway's investments in unconsolidated joint ventures consist of a 50% interest in Wink-Parkway Partnership, a 30% interest in Parkway 233 North Michigan, LLC, a 30% interest in Phoenix OfficeInvest, LLC , a 20% interest in Parkway Joint Venture LLC and a 20% interest in RubiconPark I, LLC.  The Company has a non-controlling interest in these investments and accounts for the interest using the equity method of accounting.  Therefore, Parkway reports its share of income and losses based on its ownership interest in these entities.  Parkway classifies its interests as non-controlling when it holds less than a majority voting interest in the entity and does not have the sole ability, based on the terms of the joint venture agreements, to make decisions about the entities' activities regarding items such as major leases, encumbering the entities with debt, major capital expenditures and whether to dispose of the entities.

Minority Interest

Minority Interest - Unit Holders

       Minority interest in Parkway Properties LP (the "Operating Partnership") represents the limited partner's proportionate share of the equity in our operating partnership.  The operating partnership pays a regular quarterly distribution to the holders of operating units.  Income is allocated to minority interest based on the weighted average percentage ownership during the year.  As of December 31, 2004, the minority interest in our operating partnership consisted of 1,318 operating units held by a party other than the Company.

Minority Interest - Real Estate Partnerships

       In compliance with FIN 46R (see "Principles of Consolidation"), Parkway began consolidating its ownership interest in MBALP effective January 1, 2004.  Parkway has less than .1% ownership interest in MBALP and acts as the managing general partner of this partnership.  Minority interest in real estate partnerships represents the other partners' proportionate share of the equity in the partnership.  Income is allocated to minority interest based on the weighted average percentage ownership during the year.

Real estate properties

       Real estate properties are stated at the lower of cost less accumulated depreciation, or fair value.  Cost includes the carrying amount of the Company's investment plus any additional consideration paid, liabilities assumed, costs of securing title and improvements made subsequent to acquisition.  Depreciation of buildings and building improvements is computed using the straight-line method over the estimated useful lives of the assets.  Depreciation of tenant improvements, including personal property, is computed using the straight-line method over the term of the lease involved.  Maintenance and repair expenses are charged to expense as incurred.  Geographically, the Company's properties are concentrated in the Southeastern and Southwestern United States and Chicago.

       Balances of major classes of depreciable assets (in thousands) and their respective estimated useful lives are:

		December 31	December 31
Asset Category	Estimated Useful Life	2004	2003
Building	40 years	$771,721	$ 682,672
Building improvements	7 to 40 years	52,881	42,233
Tenant improvements	Term of lease	63,503	49,664

		$887,995	$ 774,569

       Depreciation expense related to these assets of $31,251,000, $25,037,000 and $25,344,000 was recognized in 2004, 2003 and 2002, respectively.

       The Company evaluates its real estate assets upon occurrence of significant adverse changes in their operations to assess whether any impairment indicators are present that affect the recovery of the carrying amount.  Real estate assets are classified as held for sale or held and used in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".  In accordance with SFAS No. 144, Parkway records assets held for sale at the lower of carrying amount or fair value less cost to sell.  With respect to assets classified as held and used, Parkway recognizes an impairment loss to the extent the carrying amount is not recoverable and exceeds its fair value.  Fair value is based on the estimated and realizable contract sales price (if available) for the asset less estimated costs to sell.  If a sales price is not available, the estimated undiscounted cash flows of the asset for the remaining useful life are used to determine if the carrying value is recoverable.  The cash flow estimates are based on assumptions about employing the asset for its remaining useful life.  Factors considered in projecting future cash flows include but are not limited to:  Existing leases, future leasing and terminations, market rental rates, capital improvements, tenant improvements, leasing commissions, inflation and other known variables.  Upon impairment, Parkway recognizes an impairment loss to reduce the carrying value of the real estate asset to the estimate of its fair value.  In 2002, the Company recorded an impairment loss on its office property in Greenville, South Carolina in the amount of $1.6 million.  The loss on the Greenville property was created largely by rental rate decreases and current conditions within the market.  The estimated fair value of the Greenville property was determined based upon current prices of similar properties in the market area.

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

       Non-core assets (see Note D) are carried at the lower of cost or fair value minus estimated costs to sell.  Operating real estate held for investment is stated at the lower of cost or net realizable value.  In 2002, an impairment loss of $205,000 was recorded on 12 acres of land in New Orleans, Louisiana.  The loss on the land was computed based on market research and comparable sales in the area.

Revenue Recognition

       Revenue from real estate rentals is recognized on a straight-line basis over the terms of the respective leases.

       Property operating cost recoveries from customers ("expense reimbursements") are recognized as revenue in the period in which the expenses are incurred.  The most common types of expense reimbursements in the Company's leases are common area maintenance expenses ("CAM") and real estate taxes, where the customer pays its pro-rata share of operating and administrative expenses and real estate taxes.

       The computation of expense reimbursements is dependent on the provisions of individual customer leases.  Most customers make monthly fixed payments of estimated expense reimbursements.  The Company makes adjustments, positive or negative, to expense reimbursement income quarterly to adjust the recorded amounts to the Company's best estimate of the final property operating costs per the most recent quarterly revised budget.  After the end of the calendar year, the Company computes each customer's final expense reimbursements and issues a bill or credit for the difference between the actual amount and the amounts billed monthly during the year.  These differences are recorded to expense reimbursement income in the period the final bills are prepared, usually beginning in February and completed by May.  The net amounts of any such adjustments were not material for the years ended December 31, 2004, 2003 and 2002.

       Management fee income is computed and recorded monthly in accordance with the terms set forth in the stand alone management service agreements.  Leasing and brokerage commissions are recognized pursuant to the terms of the stand alone agreements at the time the lease is signed.  Such fees on Company-owned properties are eliminated in consolidation.

Acquired Real Estate Assets

       Parkway accounts for its acquisitions of real estate in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building, garage, building improvements and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above and below market leases, customer relationships, lease costs and the value of  in-place leases.

       Parkway allocates the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant.  The as-if-vacant value is allocated to tangible assets based on the relative fair value of those assets.  Value is allocated to tenant improvements based on the estimated costs of similar customers with similar terms.  The difference between the purchase price and the as-if-vacant value represents the fair value of the intangible assets or the intangible gap.  The intangible gap is then allocated among the identifiable intangible assets including the above or below market value of in-place leases, customer relationships, lease costs and value of at market in-place leases.

       The Company may engage independent third-party appraisers to perform the valuations used to determine the fair value of these identifiable intangible assets.  These valuations and appraisals use commonly employed valuation techniques, such as discounted cash flow analyses. Factors considered in these analyses include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. Parkway also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods depending on specific local market conditions and depending on the type of property acquired. Additionally, Parkway estimates costs to execute similar leases including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

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

       The fair value of at market in-place leases is the present value associated with re-leasing the in-place lease as if the property was vacant.  Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases.  In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods.  The value of at market in-place leases is amortized as a lease cost amortization expense over the expected life of the lease, including expected renewals.  The current estimated lives assigned to in-place leases range from 9 to 11 years.

       A separate component of the fair value of in-place leases is identified for the lease costs.  The fair value of lease costs represents the estimated commissions or legal fees paid in connection with the current leases in place.  Lease costs are amortized over the remaining terms of the respective leases as lease cost amortization expense.

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

Early Extinguishment of Debt

       When outstanding debt is extinguished, the Company records any prepayment premium and unamortized loan costs to expense.

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

	Year Ended December 31
	2004	2003	2002
Net income available to common stockholders	$19,529	$29,119	$17,458
Stock based employee compensation costs assuming fair value method	(249)	(425)	(763)
Pro forma net income available to common stockholders	$19,280	$28,694	$16,695
Pro forma net income per common share:
Basic:
Net income available to common stockholders	$ 1.73	$ 2.85	$ 1.87
Stock based employee compensation costs assuming fair value method	(.02)	(.04)	(.08)
Pro forma net income per common share	$ 1.71	2.81	$ 1.79
Diluted:
Net income available to common stockholders	$ 1.70	$ 2.79	$ 1.84
Stock based employee compensation costs assuming fair value method	(.02)	(.04)	(.08)
Pro forma net income per common share	$ 1.68	$ 2.75	$ 1.76

       Effective January 1, 2003, the stockholders of the Company approved Parkway's 2003 Equity Incentive Plan (the "2003 Plan") that authorized the grant of up to 200,000 equity based awards to employees of the Company.  At present, it is Parkway's intention to grant restricted stock and/or deferred incentive share units instead of stock options.  Restricted stock and deferred incentive share units are valued based on the New York Stock Exchange closing market price of Parkway common shares (NYSE ticker symbol PKY) as of the date of grant.  The Company accounts for restricted stock and deferred incentive share units in accordance with APB No. 25 and accordingly, compensation expense is recognized over the expected vesting period.  Compensation expense related to restricted stock and deferred incentive share units of $783,000, $694,000 and $2,190,000 was recognized in 2004, 2003 and 2002, respectively.

       The restricted stock granted under the 2003 Plan vests the earlier of seven years from grant date or effective December 31, 2005 if certain goals of the VALUE SQUARE Plan are met.  The VALUE SQUARE Plan has as its goal to achieve funds from operations available to common stockholders ("FFO") growth that is 10% higher than that of the National Association of Real Estate Investment Trusts ("NAREIT") Office Index peer group.  Achievement of the goals of the plan will be determined during the first quarter of 2006 upon completion of the audited financial statements for 2005 for the Company and each company comprising the peer group.  The value of the restricted shares is being amortized ratably over the seven-year period until such time as it becomes probable that the conditions of early vesting will be met.  The deferred incentive share units granted under the 2003 Plan vest four years from grant date and are being amortized ratably over the four-year period.

       Restricted stock and deferred incentive share units are forfeited if an employee leaves the Company before the vesting date.  Shares and/or units that are forfeited become available for future grant under the 2003 Plan.  In connection with the forfeited shares/units, the value of the forfeited shares/units, unearned compensation, accumulated amortization of unearned compensation and accumulated dividends, if any, are reversed.

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

Net Income Per Common Share

       Basic earnings per share (EPS) are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year.  In arriving at income available to common stockholders, preferred stock dividends are deducted.  Diluted EPS reflects the potential dilution that could occur if dilutive operating partnership units, dilutive employee stock options, deferred incentive share units and warrants and dilutive 8.34% Series B cumulative convertible preferred stock were exercised or converted into common stock that then shared in the earnings of Parkway.

     The computation of diluted EPS is as follows:

	Year Ended December 31
	2004	2003	2002
	(in thousands, except per share data)
Numerator:
Basic and diluted net income
available to common stockholders	$19,529	$29,119	$17,458
Denominator:
Basic weighted average shares	11,270	10,224	9,312
Effect of employee stock options, deferred
incentive share units and warrants	208	229	168
Diluted weighted average shares	11,478	10,453	9,480
Diluted earnings per share	$ 1.70	$ 2.79	$ 1.84

       The computation of diluted EPS did not assume the conversion of the 8.34% Series B cumulative convertible preferred stock because their inclusion would have been anti-dilutive.

Reclassifications

       Certain reclassifications have been made in the 2003 and 2002 consolidated financial statements to conform to the 2004 classifications with no impact on previously reported net income or stockholders' equity.

New Accounting Pronouncements

       In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, "Share-Based Payment".  SFAS No. 123R requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

       Effective July 1, 2005, Parkway will adopt SFAS No. 123R and begin recording compensation expense based on the grant-date fair value of employee stock options.  Parkway does not anticipate that the adoption of SFAS No. 123R will have a significant impact on the Company's consolidated financial statements since Parkway has begun granting restricted stock and/or deferred incentive share units instead of stock options to employees of the Company.  The compensation expense associated with stock options to be recognized in 2005 is currently estimated at $50,000.

Note B - Investment in Office and Parking Properties

       At December 31, 2004, Parkway owned 55 office and parking properties located in nine states with an aggregate of 9,259,000 square feet of leasable space.  The purchase price of office properties acquired during the year ended December 31, 2004 is as follows:

Cost
Market Location	(in thousands)
Orlando, FL	$ 26,295
Atlanta, GA	76,330
Phoenix, AZ	46,906
$149,531

       The unaudited pro forma effect on the Company's results of operations of the 2004 purchases as if the purchases had occurred on January 1, 2003 is as follows (in thousands, except per share data):

	Year Ended
	December 31
	2004	2003
Revenues	$ 6,075	$18,009
Net income available to
common stockholders	$(1,516)	$(3,512)
Basic earnings per share	$( .13)	$( .34)
Diluted earnings per share	$( .13)	$( .34)

       Pro forma results do not purport to be indicative of actual results had the purchase been made at January 1, 2003, or the results that may occur in the future.

       The following is a schedule by year of future approximate minimum rental receipts under noncancelable leases for office buildings owned as of December 31, 2004 (in thousands):

2005	$138,227
2006	121,711
2007	105,438
2008	81,708
2009	60,376
Subsequently	157,749
$665,209

       On January 29, 2004, the Company purchased Maitland 200, a 206,000 square-foot, four-story office building located in the Maitland Center submarket of Orlando, Florida.  Maitland 200 is currently 96% leased and was purchased for $26.3 million plus $1.4 million in closing costs and anticipated capital expenditures and leasing costs during the first two years of ownership.  The purchase was funded with the Company's existing lines of credit and represents the reinvestment of proceeds from the sale of properties through joint ventures in 2003.  Maitland 200 was constructed in 1984 and includes 885 surface parking spaces on 10.27 acres.

       On April 2, 2004, the Company purchased Capital City Plaza, a 410,000 square-foot, 17-story Class A office building in the Buckhead submarket of Atlanta, Georgia.  The acquisition also includes an adjoining five-story parking garage containing 726 spaces, a surface parking lot containing 81 parking spaces and rights to an adjacent lot containing 349 parking spaces.  Capital City Plaza is currently 98% leased and was acquired for $76.3 million plus $2.3 million in closing costs and anticipated capital expenditures and leasing costs during the first two years of ownership.  The purchase was funded with the Company's existing lines of credit, assumption of an existing non-recourse first mortgage of approximately $44 million and the issuance of $15.5 million in subsidiary redeemable preferred membership interests to the seller.  The mortgage matures in August 2008 and bears interest at 6.75%.  In accordance with generally accepted accounting principles, the mortgage was recorded at $49.1 million to reflect the fair value of the financial instrument based on the rate of 3.67%.

       On August 24, 2004, the Company purchased Squaw Peak Corporate Center, a 287,000 square foot, two-building office campus in the Camelback/Squaw Peak submarket of Phoenix, Arizona.  The acquisition also includes two adjoining two-story parking decks containing 518 spaces, 122 covered spaces and a surface parking lot containing 792 parking spaces.  The property is currently 95% leased and was acquired for $46.9 million plus $2.7 million in closing costs and anticipated capital expenditures and leasing costs during the first two years of ownership.  The purchase was funded with the company's existing lines of credit, proceeds from equity issued under the Company's DRIP plan in the second quarter of 2004, and the assumption of an existing first mortgage of approximately $34 million.  The mortgage matures in December 2010 and bears interest at 8.16%.  In accordance with generally accepted accounting principles, the mortgage was recorded at $39.6 million to reflect the fair value of the financial instrument based on the rate of 4.92% on the date of purchase.

       On December 14, 2004, the Company sold an 80% interest in three assets to Rubicon America Trust, an Australian listed trust, which is advised by the Greenwich Group International (the "Rubicon Joint Venture").  The sale values the properties at $66.7 million.  The net book value of the properties on the date of the sale was $59 million.  The properties included in the

550,000 square foot venture are Lakewood and Falls Pointe in Atlanta and Carmel Crossing in Charlotte.  The Company recognized a net acquisition fee of approximately $2 million in addition to the sales price and recorded again on the sale of the $3.5 million.  Parkway Realty Services continues to provide management and leasing services for the buildings.

       Simultaneous with closing the Rubicon Joint Venture, the entity that owns the properties closed a $52 million mortgage secured by the properties.  The non-recourse first mortgage has a fixed interest rate of 4.86%, is interest only for the first four years, amortizes over 30 years thereafter and matures in seven years.  The Company received net cash proceeds from this joint venture sale and financing of approximately $58 million, which was used to reduce short-term borrowings under the Company's lines of credit.  Parkway's share of the venture's debt is 13.85%, which is included in the calculation of the ratio of debt to total market capitalization.  Also, simultaneous with closing, the Company repaid the outstanding $4.5 million first mortgage on its Lakewood asset at a prepayment premium of approximately $381,000.

       On January 5, 2005, the Company entered into an agreement to purchase the 70% interest held by Investcorp International, Inc., its joint venture partner, in the property known as 233 North Michigan Avenue in Chicago, Illinois. The terms of the agreement place total building value at $194.3 million or $182 per square foot. The Company will close the investment in two stages. The Company closed 90% of the purchase on January 14, 2005. The second closing for the remainder of Investcorp's interest will occur following lender and rating agency approval, which is expected within ninety days. At closing, the Company earned a $400,000 incentive fee from Investcorp based upon the economic returns generated over the life of the partnership. The purchase was funded with proceeds from the sale of 1.6 million shares of common stock to Citigroup Global Markets, Inc. on January 10, 2005 and the assumption of an existing first mortgage on the property.

       The 70% interest in 233 North Michigan Avenue was acquired subject to an existing non-recourse first mortgage with an outstanding balance of approximately $100 million, which matures July 2011 and carries a fixed interest rate of 7.21%. In accordance with generally accepted accounting principles, the mortgage will be recorded at approximately $112 million to reflect the fair value of the financial instrument based on the market rate of 4.94% on the date of purchase.

       In early March 2005, the Company expects, subject to the completion of due diligence, to purchase for approximately $29.3 million two adjacent buildings in downtown Jacksonville, Florida. In addition to the purchase price the Company expects to invest an additional $4.3 million in improvements.  The buildings, which total 305,000 square feet, are approximately 93% leased. The purchase will be funded via the remaining proceeds from the Company's January 2005 equity offering as well as its existing line of credit.

       Purchase obligations for tenant improvement and building improvement allowances for leases in place as of December 31, 2004 plus commitments for the City Centre garage development are as follows (in thousands):

2005	$11,394
2006	580
2007	36
2008	14
2009	2
Thereafter	14
Total	$12,040

       Minimum future operating lease payments for various equipment leased at the office properties is as follows for operating leases in place as of December 31, 2004 (in thousands):

2005	$925
2006	529
2007	222
2008	87
Total	$1,763

Note C - Investment in Unconsolidated Joint Ventures

       In addition to the 55 office and parking properties owned directly, the Company is also invested in five joint ventures with unrelated investors.  Parkway retained a minority interest of 30% in two joint ventures, 20% in two joint ventures and 50% in the other.  These investments are accounted for using the equity method of accounting, as Parkway does not control any of these joint ventures.  Accordingly, the assets and liabilities of the joint ventures are not included on Parkway's consolidated balance sheets as of December 31, 2004 and 2003.  Information relating to these unconsolidated joint ventures is detailed below (in thousands).

			Parkway's	Square	Percentage
Joint Venture Entity	Property Name	Location	Ownership %	Feet	Leased
Parkway 233 North Michigan, LLC	233 N. Michigan	Chicago, IL	30.0%	1,070	93.5%
Phoenix OfficeInvest, LLC	Viad Corp Center	Phoenix, AZ	30.0%	481	95.7%
Wink/Parkway Partnership	Wink Building	New Orleans, LA	50.0%	32	100.0%
Parkway Joint Venture, LLC ("Jackson JV")	UBS/River Oaks	Jackson, MS	20.0%	170	93.0%
RubiconPark I, LLC ("Rubicon JV")	Lakewood/Falls Pointe	Atlanta, GA	20.0%	550	92.1%
	Carmel Crossing	Charlotte, NC
				2,303	93.6%

       Balance sheet information for the unconsolidated joint ventures is summarized below as of December 31, 2004 and December 31, 2003 (in thousands):

Balance Sheet Information
	December 31, 2004
	233 North	Viad Corp	Wink	Jackson	Rubicon	Combined
	Michigan	Center	Building	JV	JV	Total
Unconsolidated Joint Ventures (at 100%):
Real Estate, Net	$168,135	$ 58,688	$1,259	$16,654	$69,336	$314,072
Other Assets	14,245	3,737	154	530	6,675	25,341
Total Assets	$182,380	$62,425	$1,413	$17,184	$76,011	$339,413

Mortgage Debt	$100,133	$42,500	$450	$11,269	$52,000	$206,352
Other Liabilities	10,797	2,579	3	532	295	14,206
Partners'/Shareholders' Equity	71,450	17,346	960	5,383	23,716	118,855
Total Liabilities and
Partners'/Shareholders' Equity	$182,380	$62,425	$1,413	$17,184	$76,011	$339,413

Parkway's Share of Unconsolidated JVs:
Real Estate, Net	$ 50,440	$17,606	$ 630	$ 3,331	$13,867	$ 85,874
Mortgage Debt	$ 30,040	$12,750	$ 225	$ 2,254	$ 7,200	$ 52,469
Net Investment in Joint Ventures	$ 14,539	$ 4,388	$ 480	$ 19	$ 5,868	$ 25,294

Balance Sheet Information
	December 31, 2003
	233 North	Viad Corp	Wink	Jackson	Rubicon	Combined
	Michigan	Center	Building	JV	JV	Total
Unconsolidated Joint Ventures (at 100%):
Real Estate, Net	$171,396	$59,587	$1,282	$16,595	$ -	$248,860
Other Assets	13,417	2,939	158	723	-	17,237
Total Assets	$184,813	$62,526	$1,440	$17,318	$ -	$266,097

Mortgage Debt	$102,002	$42,500	$ 526	$11,442	$ -	$156,470
Other Liabilities	9,054	2,048	4	434	-	11,540
Partners'/Shareholders' Equity	73,757	17,978	910	5,442	-	98,087
Total Liabilities and
Partners'/Shareholders' Equity	$184,813	$62,526	$1,440	$17,318	$ -	$266,097

Parkway's Share of Unconsolidated JVs:
Real Estate, Net	$ 51,419	$17,876	$ 641	$ 3,319	$ -	$ 73,255
Mortgage Debt	$ 30,601	$12,750	$ 263	$ 2,288	-	$ 45,902
Net Investment in Joint Ventures	$ 14,963	$ 4,577	$ 455	$ 31	$ -	$ 20,026

       Income statement information for the unconsolidated joint ventures is summarized below for the years ending December 31, 2004 and 2003 (in thousands):

Results of Operations
	Year Ended December 31, 2004
	233 North	Viad Corp	Wink	Jackson	Rubicon	Combined
	Michigan	Center	Building	JV	JV	Total

Unconsolidated Joint Ventures (at 100%):
Revenues	$ 33,586	$ 11,474	$ 305	$ 2,827	$ 418	$ 48,610
Operating Expenses	(15,997)	(5,231)	(94)	(1,234)	(159)	(22,715)
Net Operating Income	17,589	6,243	211	1,593	259	25,895
Interest Expense	(7,288)	(1,862)	(42)	(718)	(126)	(10,036)
Loan Cost Amortization	(118)	(371)	(3)	(5)	(5)	(502)
Depreciation and Amortization	(5,831)	(1,620)	(23)	(371)	(121)	(7,966)
Preferred Distributions	(1,689)	-	-	-	-	(1,689)
Net Income	$ 2,663	$ 2,390	$ 143	$ 499	$ 7	$ 5,702

Parkway's Share of Unconsolidated JVs:
Net Income	$ 799	$ 717	$ 72	$ 100	$ 9	$ 1,697
Depreciation and Amortization	1,749	486	12	74	24	2,345
Funds from Operations	$ 2,548	$ 1,203	$ 84	$ 174	$ 33	$ 4,042

Interest Expense	$ 2,186	$ 559	$ 21	$ 144	$ 17	$ 2,927
Loan Cost Amortization	$ 36	$ 111	$ 1	$ 1	$ 1	$ 150
Preferred Distributions	$ 507	$ -	$ -	$ -	$ -	$ 507

Other Supplemental Information:
Distributions from Unconsolidated JVs	$ 1,509	$ 907	$ 46	$ 111	$ -	$ 2,573

	Year Ended December 31, 2003
	233 North	Viad Corp	Wink	Jackson	Rubicon	Combined
	Michigan	Center	Building	JV	JV	Total

Unconsolidated Joint Ventures (at 100%):
Revenues	$ 34,082	$ 9,697	$ 305	$ 1,644	$ -	$ 45,728
Operating Expenses	(14,830)	(4,387)	(85)	(698)	-	(20,000)
Net Operating Income	19,252	5,310	220	946	-	25,728
Interest Expense	(7,522)	(1,494)	(49)	(335)	-	(9,400)
Loan Cost Amortization	(119)	(308)	(2)	(1)	-	(430)
Depreciation and Amortization	(5,362)	(1,239)	(23)	(192)	-	(6,816)
Preferred Distributions	(1,664)	-	-	-	-	(1,664)
Net Income	$ 4,585	$ 2,269	$ 146	$ 418	$ -	$ 7,418

Parkway's Share of Unconsolidated JVs:
Net Income	$ 1,375	$ 681	$ 73	$ 83	$ -	$ 2,212
Depreciation and Amortization	1,609	372	11	38	-	2,030
Funds from Operations	$ 2,984	$ 1,053	$ 84	$ 121	$ -	$ 4,242

Interest Expense	$ 2,256	$ 449	$ 24	$ 67	$ -	$ 2,796
Loan Cost Amortization	$ 36	$ 93	$ 1	$ -	$ -	$ 130
Preferred Distributions	$ 499	$ -	$ -	$ -	$ -	$ 499

Other Supplemental Information:
Distributions from Unconsolidated JVs	$ 2,020	$ 1,048	$ 50	$ 30	$ -	$ 3,148

       Parkway's share of the unconsolidated joint ventures' debt is as follows for December 31, 2004 and 2003 (in thousands):

Parkway's Share of Unconsolidated Joint Ventures' Debt
	Type of			Monthly	Loan Balance	Loan Balance
Description	Debt Service	Interest Rate	Maturity	Debt Service	12/31/04	12/31/03
Mortgage Notes Payable:
233 North Michigan Avenue	Amortizing	7.350%	07/11/11	$ 231	$30,040	$30,601
Viad Corporate Center	Interest Only	LIBOR + 2.600%	03/11/05	52	12,750	12,750
Wink Building	Amortizing	8.625%	07/01/09	5	225	263
Jackson JV	Amortizing	5.840%	05/01/13	14	2,254	2,288
Rubicon JV	Interest Only	4.865%	01/01/12	30	7,200	-
				$ 332	$52,469	$45,902

Weighted Average Interest Rate at End of Year					6.982%	6.396%

       Parkway's share of the scheduled principal payments on mortgage debt for the unconsolidated joint ventures for each of the next five years and thereafter through maturity as of December 31, 2004 are as follows (in thousands):

	233 North	Viad Corporate	Wink	Jackson	Rubicon
Schedule of Mortgage Maturities by Year:	Michigan	Center	Building	JV	JV	Total
2005	$ 602	$12,750	$ 42	$ 37	$ -	$13,431
2006	647	-	46	39	-	732
2007	695	-	50	41	-	786
2008	747	-	54	44	-	845
2009	803	-	33	46	96	978
Thereafter	26,546	-	-	2,047	7,104	35,697
	$30,040	$12,750	$225	$2,254	$7,200	$52,469

Note D - Non-Core Assets

       At December 31, 2004, Parkway's investment in non-core assets consisted of the following (in thousands):

Size

Location

Book Value

12 acres	New Orleans, LA	$1,808

17 acres

Charlotte, NC

1,720

$3,528

       During the first quarter of 2004, final payment of $774,000 was received on a mortgage note receivable secured by a retail center in Texas.  A gain of $774,000 was recognized on the note receivable as it was fully reserved.

Note E - Notes Payable

Notes Payable to Banks

       At December 31, 2004, Parkway had $104,618,000 outstanding under a three-year $170 million unsecured revolving credit facility with a consortium of 11 banks with Wachovia Capital Markets, LLC as Sole Lead Arranger and Sole Book Runner, Wachovia Bank, National Association as Administrative Agent, PNC Bank, National Association as Syndication Agent, and other banks as participants (the "$170 million line"), a $15 million unsecured line of credit with PNC Bank (the "$15 million line") and a $9 million unsecured line of credit with Trustmark National Bank (the "$9 million line").  The interest rates on the $170 million line and the $15 million line were equal to the 30-day LIBOR rate plus 100 to 150 basis points, depending upon overall Company leverage.  The interest rate on the $9 million line was equal to the 30-day LIBOR rate plus 132.5 basis points.  The weighted average interest rate on unsecured lines of credit was 3.1% and 2.6% at December 31, 2004 and 2003, respectively.

       Covenants related to the lines of credit include requirements for maintenance of minimum tangible net worth, fixed charge coverage, interest coverage, and debt service coverage.  The lines also establish limits on the Company's indebtedness and dividends.

       The $170 million line matures February 6, 2007 and contains a one-year extension option available at maturity.  The line is expected to fund acquisitions of additional investments and has a current interest rate of 30-day LIBOR rate plus 132.5 basis points.  The Company paid a facility fee of $170,000 (10 basis points) and origination fees of $556,000 (32.71 basis points) upon closing of the loan agreement and pays an annual administration fee of $35,000.  The Company also pays fees on the unused portion of the line based upon overall Company leverage, with the current rate set at 12.5 basis points.  The $170 million line replaces the line of credit with JP Morgan Chase Bank for $135 million, which was scheduled to mature June 2004.  The new line with Wachovia affords the Company greater financial flexibility at a lower interest cost.

       On February 4, 2005, Parkway amended and renewed the $15 million line.  This line of credit matures February 2, 2006, is unsecured and is expected to fund the daily cash requirements of the Company's treasury management system.  The $15 million line has a current interest rate equal to the 30-day LIBOR rate plus 132.5 basis points.  The Company paid a facility fee of $15,000 (10 basis points) upon closing of the loan agreement.  Under the $15 million line, the Company does not pay annual administration fees or fees on the unused portion of the line.

       The $9 million line with Trustmark National Bank is interest only, has a current interest rate equal to the 30-day LIBOR rate plus 132.5 basis points and matures December 7, 2005.  The proceeds of the loan were used to finance the construction of the City Centre Garage currently under development.

       The Company's interest rate hedge contracts as of December 31, 2004 are summarized as follows (in thousands):

					Fair
					Market Value
Type of	Notional	Maturity		Fixed	December 31
Hedge	Amount	Date	Reference Rate	Rate	2004	2003
Swap	$40,000	06/30/06	1-Month LIBOR	3.53%	$(193)	-
Swap	$20,000	12/31/05	1-Month LIBOR	3.18%	(33)	-
Reverse Swap	$ 4,917	07/15/06	1-Month LIBOR + 3.455%	8.08%	-	$243
					$(226)	$243

       To protect against the potential for rapidly rising interest rates, the Company entered into two interest rate swap agreements in May 2004. The first interest rate swap agreement is for a $40 million notional amount and fixed the 30-day LIBOR interest rate at 3.53% for the period January 1, 2005 through June 30, 2006. The second interest rate swap agreement is for a $20 million notional amount and fixed the 30-day LIBOR interest rate at 3.18% for the period January 1, 2005 through December 31, 2005.  The Company designated the swaps as hedges of the variable interest rates on the Company's borrowings under the $170 million line.  Accordingly, changes in the fair value of the swap are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings.

Mortgage notes payable without recourse

       A summary of fixed rate mortgage notes payable at December 31, 2004 and 2003 which are non-recourse to the Company, is as follows (in thousands):

				Carrying
				Amount	Note Balance
	Interest	Monthly	Maturity	of	December 31
Office Property	Rate	Payment	Date	Collateral	2004	2003
Lakewood II (Note 1)	8.080%	$ -	07/15/06	$ -	$ -	$ 5,161
Citrus Center	6.000%	164	08/01/07	32,511	19,809	20,560
Teachers Insurance and
Annuity Association (12 properties)	6.945%	869	07/01/08	151,611	66,857	72,879
Capital City Plaza (Note 3)	3.670%	298	09/01/08	61,104	47,894	-
Honeywell (Note 1)	8.125%	-	10/10/08	-	-	4,650
John Hancock Facility (3 properties)	4.830%	97	03/01/09	29,675	24,000	24,000
John Hancock Facility (3 properties)	5.270%	81	05/01/10	29,026	18,800	18,800
Moore Building Associates LP (Note 2)	7.895%	124	06/01/10	23,529	13,423	-
Capitol Center	8.180%	165	09/01/10	36,586	19,697	20,046
One Jackson Place	7.850%	152	10/10/10	17,002	13,233	14,048
Squaw Peak (Note 4)	4.920%	261	12/01/10	42,499	39,209	-
Maitland	4.390%	71	07/01/11	19,907	19,275	-
Wells Fargo	4.390%	35	07/01/11	11,945	9,675	-
400 North Belt	8.250%	65	08/01/11	10,786	3,981	4,418
Woodbranch	8.250%	32	08/01/11	4,157	1,917	2,128
Roswell North (Note 1)	8.375%	-	01/01/12	-	-	2,336
Bank of America Plaza	7.100%	146	05/10/12	32,280	19,577	19,952
One Park 10 Plaza	7.100%	64	06/01/12	6,574	9,303	9,389
First Tennessee Plaza	7.170%	136	12/15/12	28,802	9,932	10,820
Morgan Keegan Tower	7.620%	163	10/01/19	31,000	17,393	18,003
		$2,923		$568,994	$353,975	$247,190

(1)  Principal paid on early extinguishment of debt $11,334.

(2)  In accordance with FIN 46, Parkway began including Moore Building Associates LP ("MBALP") in its consolidated financial statements effective January 1, 2004.  Parkway owns less than .1% of MBALP.

(3)  The Capital City Plaza mortgage in the amount of $43,692 was assumed with the purchase of the building on April 2, 2004.  The mortgage note payable, which has a stated rate of 6.75%, was recorded at $49,073 to reflect the fair value of the financial instrument based on the rate of 3.67% on the date of purchase.

(4)  The Squaw Peak mortgage in the amount of $33,869 was assumed with the purchase of the building on August 24, 2004.  The mortgage note payable, which has a stated rate of 8.16%, was recorded at $39,604 to reflect the fair value of the financial instrument based on the rate of 4.92% on the date of purchase.

The aggregate annual maturities of mortgage notes payable at December 31, 2004 are as follows (in thousands):

2005	$ 14,609
2006	16,272
2007	35,107
2008	98,475
2009	30,517
Subsequently	158,995
$353,975

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

       At December 31, 2004, the Company had net operating loss ("NOL") carryforwards for federal income tax purposes of $8,881,000, which expire at various dates through 2018.  The Company expects to utilize the remaining NOL by December 2007.  The utilization of these NOLs can cause the Company to incur a small alternative minimum tax liability.

       The Company's income differs for income tax and financial reporting purposes principally because real estate owned has a different basis for tax and financial reporting purposes, producing different gains upon disposition and different amounts of annual depreciation.  The following reconciles GAAP net income to taxable income for the years ending December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
	Estimate	Actual	Actual
GAAP net income from REIT operations (1)	$29,515	$43,181	$29,512
GAAP to tax adjustments:
Depreciation and amortization	8,075	3,642	3,406
Gains and losses from capital transactions	(730)	(4,485)	2,572
Restricted stock amortization	783	694	2,189
Restricted stock released to shareholders	-	(2,715)	-
Stock options exercised	(3,742)	(2,576)	(824)
Other differences	(670)	(362)	(63)
Taxable income before adjustments	33,231	37,379	36,792
Less: NOL carryforward	-	-	(1,293)
Adjusted taxable income subject to 90% dividend requirement	$33,231	$37,379	$35,499

(1)  GAAP net income from REIT operations is net of amounts attributable to minority interest.

       The following reconciles cash dividends paid with the dividends paid deduction for the years ending December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
	Estimate	Actual	Actual
Cash dividends paid	$39,568	$37,792	$35,499
Less: Dividends on deferred compensation plan shares	(337)	(333)	-
Dividends paid deduction	$39,231	$37,459	$35,499

       The following characterizes distributions paid per common share for the years ending December 31, 2004, 2003 and 2002:

	2004		2003		2002
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$2.00	76.9%	$2.32	89.2%	$2.52	98.4%
Post May 5, 2003 capital gain	.04	1.5%	.16	6.2%	-	-
Unrecaptured Section 1250 gain	.14	5.4%	.12	4.6%	0.04	1.6%
Return of capital	.42	16.2%	-	-	-	-
	$2.60	100.0%	$2.60	100.0%	$2.56	100.0%

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

       Effective July 1, 2005, Parkway will begin recording compensation expense based on the grant-date fair value of employee stock options in accordance with SFAS No. 123R, "Share-Based Payment."  Parkway does not anticipate that the adoption of SFAS No. 123R will have a significant impact on the Company's consolidated financial statements since Parkway has begun granting restricted stock and/or deferred incentive share units instead of stock options to employees of the Company.  The compensation expense associated with stock options to be recognized in 2005 is currently estimated at $50,000.

       Effective January 1, 2003, the stockholders of the Company approved Parkway's 2003 Equity Incentive Plan ("the 2003 Plan") that authorized the grant of up to 200,000 equity based awards to employees of the Company.  The 2003 Plan replaced the 1994 Stock Option and Long-Term Compensation Plan.  At present, it is Parkway's intention to grant restricted stock and/or deferred incentive share units instead of stock options to employees of the Company, although the 2003 Plan authorizes various forms of incentive awards, including options.  On each July 1 beginning with July 1, 2004, the number of shares available under the plan will increase automatically by .25% of the number of shares of common stock outstanding on that date (increase of 28,196 shares in 2004), provided that the number of shares available for grant under this plan and the 2001 Directors' Plan shall not exceed 11.5% of the shares outstanding (less the restricted shares issued and outstanding) plus the shares issuable on the conversion of outstanding convertible debt and equity securities or the exercise of outstanding warrants or other rights to purchase common shares.  The 2003 Plan has a ten-year term.

       The 2001 Directors' Plan provides for option grants to the directors.  The plan has a ten-year term and options for up to 300,000 shares of common stock may be granted under the plan.

       Under the prior 1994 Stock Option and Long-Term Compensation Plan, a total of 169,000 shares of restricted stock had been issued to officers of the Company with a vesting period of the earlier of 10 years or December 31, 2002 if certain operating results were achieved through the 5 in 50 Plan.  Parkway met the goals set forth in the 5 in 50 Plan and effective February 2003, the Company's Compensation Committee determined that all of the restricted shares were vested.  The restricted shares were valued at $4,836,000 and had been fully amortized as of December 31, 2002.  Compensation expense related to the restricted stock of $2,190,000 was recognized in 2002.

       In 2004 and 2003, 143,500 shares of restricted stock were issued to certain officers of the Company in connection with the VALUE SQUARE plan.  The restricted shares issued are valued at $5,162,000, and vest at the end of 7 years or December 31, 2005 if certain goals of the VALUE SQUARE plan are achieved.  Additionally, 9,487 deferred incentive share units were granted to employees of the Company in 2004 and 2003.  The deferred incentive share units are valued at $436,000, and the units vest at the end of 4 years.  Compensation expense related to the restricted stock and deferred incentive share units of $783,000 and $694,000 was recognized in 2004 and 2003, respectively.

       Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2003 and 2002: risk-free interest of 4.5%,  4.0%, and 3.50%, respectively;

dividend yield of 5.71%, 6.41% and 7.30%, respectively; volatility factor of the expected market price of the Company's common stock of .194, .129 and .202, respectively; and a weighted-average expected life of the options of five years for the 1994 Stock Option Plan in 2004, 2003 and 2002; five years for 2004, 2003 and 2002 for the 1991 Directors' Stock Option Plan; and five years for 2004, 2003 and 2002, for the 2001 Directors' Stock Option Plan.  Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.  The weighted average fair value of options granted during 2003 and 2002 was $2.01 and $2.75, respectively.  No options were granted during 2004.

       For purposes of pro forma disclosures, the estimated fair value of the options granted in 2003 and 2002 is amortized to expense over the options' vesting period.  The Company's pro forma information is detailed in Note A - Summary of Significant Accounting Policies under Stock based compensation.

       A summary of the Company's stock option activity and related information is as follows:

	1994 Stock		1991 Directors		2001 Directors
	Option Plan		Stock Option Plan		Stock Option Plan
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price
Outstanding at December 31, 2001	869,702	$28.75	89,500	$25.91	-	$ -
Granted	72,750	35.69	-	-	40,500	33.31
Exercised	(97,084)	29.38	(25,500)	22.32	(3,000)	30.70
Forfeited	(17,921)	30.90	-	-	-	-
Outstanding at December 31, 2002	827,447	29.24	64,000	27.34	37,500	33.52
Granted	-	-	-	-	25,500	40.46
Exercised	(183,661)	28.06	(20,500)	23.20	(13,700)	33.75
Forfeited	(23,012)	31.65	-	-	-	-
Outstanding at December 31, 2003	620,774	29.52	43,500	29.29	49,300	37.05
Granted	-	-	-	-	-	-
Exercised	(206,155)	27.32	(6,000)	32.56	(4,000)	34.05
Forfeited	(21,262)	33.77	-	-	-	-
Outstanding at December 31, 2004	393,357	$30.38	37,500	$28.76	45,300	$37.31

       Following is a summary of the status of options outstanding at December 31, 2004:

	Outstanding Options			Exercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Exercise Price Range	Number	Life	Price	Number	Price
1994 Stock Option Plan
$12.51 - $15.75	17,106	1.1 years	$13.97	17,106	$13.97
$15.76 - $25.63	15,375	1.5 years	$21.00	15,375	$21.00
$25.64 - $29.00	51,868	4.3 years	$27.65	51,868	$27.65
$29.01 - $31.00	73,262	5.4 years	$30.14	70,254	$30.11
$31.01 - $33.50	122,794	4.2 years	$31.30	108,611	$31.24
$33.51 - $36.00	112,952	7.1 years	$34.56	46,363	$34.17
1991 Directors Stock Option Plan
$10.01 - $20.01	4,500	1.0 years	$13.08	4,500	$13.08
$25.01 - $30.00	10,500	4.8 years	$28.78	10,500	$28.78
$30.00 - $36.00	22,500	4.2 years	$31.89	22,500	$31.89
2001 Directors Stock Option Plan
$30.00 - $36.00	9,000	6.4 years	$30.70	9,000	$30.70
$36.01 - $40.00	29,800	8.0 years	$37.83	29,800	$37.83
$40.01 - $45.00	6,500	8.8 years	$44.10	6,500	$44.10

Note H - Commitments and Contingencies

Legal Matters

       Parkway is subject to various legal proceedings and claims that arise in the ordinary course of business.  These matters are generally covered by insurance.  The Company believes that the final outcome of such matters will not have a material effect on our financial statements.

Commitments

       Parkway has an investment in Moore Building Associates LP ("MBALP") established for the purpose of owning a commercial office building (the Toyota Center in Memphis, Tennessee).  Parkway has less than .1% ownership interest in MBALP and acts as the managing general partner of this partnership.  In acting as the general partner, the Company is committed to providing additional funding to meet partnership operating deficits up to an aggregate of $1 million.

Note I - Related Party Transactions

       Matthew W. Kaplan, a director of the Company, is a Portfolio Manager for Five Arrows Realty Securities III LLC, which owned 100% of the 803,499 and 1,942,857 shares of Series B Convertible Preferred stock at December 31, 2004 and 2003, respectively.  The balance of Series B Convertible Preferred stock was $28,122,000 and $68,000,000 at December 31, 2004 and 2003, respectively.

Note J - Other Matters

      Through the Company's Dividend Reinvestment and Stock Purchase Plan ("DRIP Plan"), 296,173 common shares were sold during 2004.  Net proceeds received on the issuance of shares were $11,515,000, which equates to an average net price per share of $38.88 at a discount of 2.3%.  The proceeds were used to reduce amounts outstanding under the Company's short-term lines of credit.

      In 2001, the Company issued 2,142,857 shares of 8.34% Series B Cumulative Convertible Preferred stock to Rothschild/Five Arrows.  Effective after December 31, 2002, the holder has the right to convert each share of Series B Convertible Preferred into a share of Parkway common stock.  In addition to the issuance of Series B preferred stock, Parkway issued a warrant to Five Arrows to purchase 75,000 shares of the Company's common stock at a price of $35 for a period of seven years.  During 2004, 1,139,358 shares of Series B preferred stock were converted into 1,139,358 shares of Parkway common stock.  As of December 31, 2004, there were 803,499 shares of Series B preferred stock outstanding.  Dividends of $5,186,000 and $6,091,000 were declared on the stock in 2004 and 2003, respectively.  There is no public market for Parkway's Series B Cumulative Convertible Preferred stock.

       In connection with the Capital City Plaza purchase, the limited liability company that owns the building issued $15.5 million in preferred membership interests to the seller.  The preferred membership interests pay the seller a 7% coupon rate and were issued to accommodate their tax planning needs.  The seller has the right to redeem $5.5 million of the membership interests within six months of closing and $10 million of the membership interests within nine months of closing.  Parkway has the right to retire the preferred interest 40 months after closing.  During the third quarter in 2004, the seller redeemed $4,750,000 of the preferred membership interests.

       On January 10, 2005, the Company sold 1,600,000 shares of common stock in a public offering in which Citigroup Global Markets, Inc. was the underwriter for net proceeds of approximately $76 million or $47.50 per share.  The proceeds were used towards the acquisition of the 70% interest held by the Company's joint venture partner in the property known as 233 North Michigan Avenue in Chicago, IL and to reduce outstanding variable rate debt.

       On September 7, 1995, the board of directors of our predecessor, The Parkway Company, declared a dividend distribution of one right for each outstanding share of our common stock to stockholders of record on the terms and conditions set forth in a Shareholder Rights Agreement. The Shareholder Rights Agreement and the rights issued thereunder will expire on September 6, 2005 and the Company does not intend to renew or extend the Shareholder Rights Agreement or the rights when they expire.

Supplemental Profit and Loss Information

       Included in operating expenses are taxes, principally property taxes, of $15,737,000, $14,607,000 and $17,365,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Supplemental Cash Flow Information

	Year Ended December 31
	2004	2003	2002
	(In thousands)

Interest paid	$24,474	$18,735	$24,740
Income taxes paid	(72)	118	19
Mortgages assumed in purchases	88,677	21,153	-
Restricted shares and deferred incentive
share units issued	271	5,328	-
Shares issued in lieu of Directors' fees	138	76	62
Issuance of subsidiary redeemable
preferred membership interests	15,491	-	-
Mortgage transferred in sale of 70% interest in
Parkway 233 North Michigan LLC	-	-	73,289
Note receivable from the sale of 70% interest in
Parkway 233 North Michigan LLC	-	-	747
Original issue costs associated with redemption
of preferred stock	-	2,619	-

Rents Receivable and Other Assets

	December 31
	2004	2003
	(In thousands)

Rents receivable	$ 948	$ 1,484
Allowance for doubtful accounts	(353)	(376)
Straight line rent receivable	10,369	7,647
Other receivables	3,356	5,793
Lease costs (net of accumulated amortization of $9,802 and $7,825, respectively)	12,180	8,877
Loan costs (net of accumulated amortization of $2,302 and $2,395, respectively)	3,695	2,437
Escrow and other deposits	9,922	6,709
Prepaid items	528	986
Other assets	1,803	1,515
	$42,448	$35,072

Intangible Assets

       The following table reflects the portion of the purchase price of office properties allocated to intangible assets in accordance with SFAS 141, as discussed in "Note A".  The portion of purchase price allocated to below market lease value and the related accumulated amortization is reflected in the Schedule of Accounts Payable and Other Liabilities within this note.

	December 31
	2004	2003
	(In thousands)

Lease in place value	$37,306	$8,279
Accumulated amortization	(2,476)	(386)
Above market lease value	4,265	(190)
Accumulated amortization	(1,061)	29
	$38,034	$7,732

Accounts Payable and Other Liabilities

	December 31
	2004	2003
	(In thousands)
Office property payables:
Accrued expenses and accounts payable	$15,643	$ 9,694
Accrued property taxes	8,057	10,360
Security deposits	2,479	2,338
Below market lease value	3,739	-
Accumulated amortization - below market
lease value	(965)	-
Corporate payables	2,733	3,326
Deferred compensation plan liability	5,212	4,673
Dividends payable	2,264	2,618
Deferred gains	-	861
Accrued payroll	1,931	1,607
Interest payable	1,375	1,255
Other payables	-	290
	$42,468	$37,022

Note K - Fair Values of Financial Instruments

Cash and cash equivalents

       The carrying amounts for cash and cash equivalents approximated fair value at December 31, 2004 and 2003.

Mortgage loans

       The fair value for the mortgage loan receivable is estimated based on net realizable value and discounted cash flow analysis, using interest rates currently being offered on loans with similar terms to borrowers of similar credit quality.  The fair value of the mortgage loan receivable at December 31, 2003 approximated its carrying amount of $861,000.

       The fair value of the mortgage notes payable without recourse are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.  The aggregate fair value of the mortgage notes payable without recourse at December 31, 2004 was $366,252,000 as compared to its carrying amount of $353,975,000.  The aggregate fair value of the mortgage notes payable without recourse at December 31, 2003 was $259,408,000 as compared to its carrying amount of $247,190,000.

Note L - Segment Information

       Parkway's primary business is the ownership and operation of office properties. The Company accounts for each office property or groups of related office properties as an individual operating segment.  Parkway has aggregated its individual operating segments into a single reporting segment due to the fact that the individual operating segments have similar operating and economic characteristics.

       The Company believes that the individual operating segments exhibit similar economic characteristics such as being leased by the square foot, sharing the same primary operating expenses and ancillary revenue opportunities and being cyclical in the economic performance based on current supply and demand conditions.  The individual operating segments are also similar in that revenues are derived from the leasing of office space to customers and each office property is managed and operated consistently in accordance with Parkway's standard operating procedures.  The range and type of customer uses of our properties is similar throughout our portfolio regardless of location or class of building and the needs and priorities of our customers do not vary from building to building.  Therefore, Parkway's management responsibilities do not vary from location to location based on the size of the building, geographic location or class.

       The management of the Company evaluates the performance of the reportable office segment based on FFO.  Parkway computes FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition.  FFO is defined as net income available to common stockholders, computed in accordance with GAAP, excluding gains or losses from sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.  Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.

       Management believes that FFO is an appropriate measure of performance for equity REITs.  We believe FFO is helpful to investors as a supplemental measure that enhances the comparability of our operations by adjusting net income for items not reflective of our principal and recurring operations.  This measure, along with cash flows from operating, financing and investing activities, provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs.  In addition, FFO has widespread acceptance and use within the REIT investor and analyst communities.    We believe that in order to facilitate a clear understanding of our operating results, FFO should be examined in conjunction with the net income as presented in our consolidated financial statements and notes thereto.  FFO does not represent cash generated from operating activities in accordance with GAAP and is not an indication of cash available to fund cash needs.  FFO should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

        The following is a reconciliation of FFO and net income available to common stockholders for office properties and total consolidated entities for the years ending December 31, 2004, 2003 and 2002.

	As of or for the year ended December 31, 2004
	Office	Unallocated
	Properties	and Other	Consolidated
		(In thousands)

Property operating revenues (a)	$160,506	$ -	$160,506
Property operating expenses (b)	(73,487)	-	(73,487)
Property net operating income from continuing operations	87,019	-	87,019

Management company income	-	3,832	3,832
Other income	-	37	37
Interest expense (c)	(21,580)	(4,237)	(25,817)
Management company expenses	-	(358)	(358)
General and administrative expenses	-	(4,464)	(4,464)
Other expense	-	(22)	(22)
Equity in earnings of unconsolidated joint ventures	1,697	-	1,697
Adjustment for depreciation and amortization - unconsolidated
joint ventures	2,345	-	2,345
Gain on note receivable	-	774	774
Adjustment for minority interest - real estate partnerships	(527)	-	(527)
Dividends on preferred stock	-	(4,800)	(4,800)
Dividends on convertible preferred stock	-	(5,186)	(5,186)
Funds from operations available to common stockholders	68,954	(14,424)	54,530

Depreciation and amortization	(36,843)	-	(36,843)
Depreciation and amortization - unconsolidated joint ventures	(2,345)	-	(2,345)
Depreciation and amortization - minority interest - real estate
partnerships	654	-	654
Gain on sale of joint venture interest	3,535	-	3,535
Minority interest - unit holders	-	(2)	(2)
Net income available to common stockholders	$ 33,955	$ (14,426)	$ 19,529

Total assets	$920,780	$ 10,408	$931,188

Office and parking properties	$820,807	$ -	$820,807

Investment in unconsolidated joint ventures	$ 25,294	$ -	$ 25,294

Capital expenditures	$ 35,030	$ -	$ 35,030

(a) Included in property operating revenues are rental revenues, customer reimbursements, parking income and other income.

(b) Included in property operating expenses are real estate taxes, insurance, contract services, repairs and maintenance and property operating expenses.

(c)  Interest expense for office properties represents interest expense on property secured mortgage debt and subsidiary redeemable preferred membership interests.  Interest expense for office properties does not include interest expense on the unsecured lines of credit.

	As of or for the year ended December 31, 2003
	Office	Unallocated
	Properties	and Other	Consolidated
		(In thousands)

Property operating revenues (a)	$142,196	$ -	$142,196
Property operating expenses (b)	(63,362)	-	(63,362)
Property net operating income from continuing operations	78,834	-	78,834

Management company income	-	2,136	2,136
Interest on note receivable from MBALP	-	819	819
Incentive management fee income from MBALP	-	300	300
Other income	-	573	573
Interest expense (c)	(16,319)	(3,399)	(19,718)
Management company expenses	-	(391)	(391)
General and administrative expenses	-	(4,201)	(4,201)
Other expense	-	(37)	(37)
Equity in earnings of unconsolidated joint ventures	2,212	-	2,212
Adjustment for depreciation and amortization - unconsolidated
joint ventures	2,030	-	2,030
Gain on sale of land	-	362	362
Original issue costs associated with redemption of preferred stock	-	(2,619)	(2,619)
Dividends on preferred stock	-	(5,352)	(5,352)
Dividends on convertible preferred stock	-	(6,091)	(6,091)
Funds from operations available to common stockholders	66,757	(17,900)	48,857

Depreciation and amortization	(28,030)	-	(28,030)
Depreciation and amortization - unconsolidated joint ventures	(2,030)	-	(2,030)
Deferred gain income	-	26	26
Gain on sale of joint venture interests and office property	10,299	-	10,299
Minority interest - unit holders	-	(3)	(3)
Net income available to common stockholders	$ 46,996	$ (17,877)	$ 29,119

Total assets	$785,949	$16,359	$802,308

Office and parking properties	$728,695	$ -	$728,695

Investment in unconsolidated joint ventures	$ 20,026	$ -	$ 20,026

Capital expenditures	$ 22,199	$ -	$ 22,199

(a) Included in property operating revenues are rental revenues, customer reimbursements, parking income and other income.

(b) Included in property operating expenses are real estate taxes, insurance, contract services, repairs and maintenance and property operating expenses.

(c) Interest expense for office properties represents interest expense on property secured mortgage debt and does not include interest expense on the unsecured lines of credit.

	As of or for the year ended December 31, 2002
	Office	Unallocated
	Properties	and Other	Consolidated
		(In thousands)

Property operating revenues (a)	$152,442	$ -	$152,442
Property operating expenses (b)	(65,942)	-	(65,942)
Property net operating income from continuing operations	86,500	-	86,500

Management company income	-	1,197	1,197
Interest on note receivable from MBALP	-	895	895
Incentive management fee income from MBALP	-	325	325
Other income	-	390	390
Interest expense (c)	(19,839)	(6,647)	(26,486)
Management company expenses	-	(416)	(416)
General and administrative expenses	-	(5,029)	(5,029)
Other expense	-	(34)	(34)
Equity in earnings of unconsolidated joint ventures	824	-	824
Adjustment for depreciation and amortization - unconsolidated
joint ventures	861	-	861
Impairment loss on office property and land	(1,594)	(205)	(1,799)
Income from discontinued operations	47	-	47
Adjustment for depreciation and amortization - discontinued
operations	22	-	22
Dividends on preferred stock	-	(5,797)	(5,797)
Dividends on convertible preferred stock	-	(6,257)	(6,257)
Funds from operations available to common stockholders	66,821	(21,578)	45,243

Depreciation and amortization	(27,412)	-	(27,412)
Depreciation and amortization - unconsolidated joint ventures	(861)	-	(861)
Depreciation and amortization - discontinued operations	(22)	-	(22)
Deferred gain income	-	11	11
Loss on sale of joint venture interest	(269)	-	(269)
Gain on sale of real estate from discontinued operations	770	-	770
Minority interest - unit holders	-	(2)	(2)

Net income available to common stockholders	$ 39,027	$ (21,569)	$ 17,458

Total assets	$745,618	$18,319	$763,937

Office and parking properties	$706,551	$ -	$706,551

Investment in unconsolidated joint ventures	$ 15,640	$ -	$ 15,640

Capital expenditures	$ 20,293	$ -	$ 20,293

(a) Included in property operating revenues are rental revenues, customer reimbursements, parking income and other income.

(b) Included in property operating expenses are real estate taxes, insurance, contract services, repairs and maintenance and property operating expenses.

(c) Interest expense for office properties represents interest expense on property secured mortgage debt and does not include interest expense on the unsecured lines of credit.

Note M - Selected Quarterly Financial Data (Unaudited):

       Summarized quarterly financial data for the years ended December 31, 2004 and 2003 are as follows (in thousands, except per share data):

	2004
	First	Second	Third	Fourth
Revenues (other than gains)	$ 37,327	$ 40,658	$ 42,656	$ 43,734
Expenses	(32,136)	(34,167)	(37,832)	(36,856)
Equity in earnings of unconsolidated joint ventures	743	367	359	228
Gain on note receivable and sale of joint venture
interest	774	-	-	3,535
Minority interest - unit holders	-	(1)	(1)	-
Minority interest - real estate partnerships	22	101	(31)	35
Net income	6,730	6,958	5,151	10,676
Dividends on preferred stock	(1,200)	(1,200)	(1,200)	(1,200)
Dividends on convertible preferred stock	(1,409)	(1,363)	(1,350)	(1,064)
Net income available to common stockholders	$ 4,121	$ 4,395	$ 2,601	$ 8,412
Net income per common share:
Basic	$ .38	$ .40	$ .23	$ .71
Diluted	$ .37	$ .39	$ .23	$ .70
Dividends per common share	$ .65	$ .65	$ .65	$ .65
Weighted average shares outstanding:
Basic	10,864	11,085	11,330	11,794
Diluted	11,095	11,258	11,528	12,006

	2003
	First	Second	Third	Fourth
Revenues (other than gains)	$ 37,994	$ 36,415	$ 35,771	$ 35,870
Expenses	(30,407)	(28,374)	(27,856)	(29,102)
Equity in earnings of unconsolidated joint ventures	431	623	590	568
Gain on note receivable, sale of joint venture interests
and real estate	1,096	4,545	5,020	-
Minority interest - unit holders	(1)	-	(1)	(1)
Net income	9,113	13,209	13,524	7,335
Original issue costs associated with redemption
of preferred stock	-	(2,619)	-	-
Dividends on preferred stock	(1,449)	(1,503)	(1,200)	(1,200)
Dividends on convertible preferred stock	(1,564)	(1,564)	(1,545)	(1,418)
Net income available to common stockholders	$ 6,100	$ 7,523	$ 10,779	$ 4,717
Net income per common share:
Basic	$ 0.65	$ 0.74	$ 1.04	$ 0.44
Diluted	$ 0.63	$ 0.72	$ 0.96	$ 0.43
Dividends per common share	$ 0.65	$ 0.65	$ 0.65	$ 0.65
Weighted average shares outstanding:
Basic	9,449	10,224	10,411	10,795
Diluted	9,610	10,457	12,790	11,030

SCHEDULE II - VALUATIONS AND QUALIFYING ACCOUNTS

(In thousands)

	Balance	Additions		Deductions		Balance
	Beginning	Consolidation	Charged to	Written Off as	Assets Sold or	End
Description	of Period	of MBALP	Costs & Expenses	Uncollectible	Joint Ventured	of Period

Allowance for Doubtful Accounts:
Year Ended:
December 31, 2004	376	131	169	(312)	(11)	353
December 31, 2003	742	-	(2)	(360)	(4)	376
December 31, 2002	610	-	456	(314)	(10)	742

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

(In thousands)

Initial Cost to the Company

Subsequent

Building and

Capitalized

Description

Encumbrances

Land

Improvements

Costs

Office and Parking Properties:

The Park on Camelback - AZ	$ -	$ 7,478	$ 4,902	$ 651
Squaw Peak Corp Center - I- AZ	39,209	5,800	35,160	2,263
Squaw Peak Corp Center - II - AZ	-	-	-	57
Hillsboro Center V - FL	-	1,325	12,249	1,835
Hillsboro Center I-IV - FL	-	1,129	7,734	1,240
Southtrust Bank Building - FL	-	785	18,071	2,186
Central Station - FL	-	-	16,511	-
Citrus Center - FL	19,809	4,000	26,757	3,465
Maitland 200 - FL	19,275	2,330	16,812	1,408
Waterstone - GA	-	859	7,207	1,438
Roswell North - GA	-	594	4,072	1,176
Meridian - GA	-	994	9,547	1,967
Hightower - GA	-	530	6,201	1,600
Pavilion Center - GA	-

510

			4,005	560
Peachtree Dunwoody Pavilion- GA	-

9,373

			24,580	3,520
Capital City Plaza - GA

47,894

3,640

			58,087	1,546
One Jackson Place - MS	13,233

1,799

			19,730	7,739
City Centre - MS	-	1,662	13,102	7,078
111 Capitol Building - MS	-	915	10,830	4,974
Charlotte Park - NC	-	1,400	12,911	3,993
Tower at Gervais - SC	-	316	20,350	2,533
250 Commonwealth - SC	-	382	3,130	940
Atrium at Stoneridge - SC	-	572	7,775	1,138
Capitol Center - SC	19,697	973	37,232	4,811
Forum II & III - TN	-	2,634	13,886	1,775
First Tennessee Plaza - TN	9,932	457	29,499	5,928
Morgan Keegan Tower - TN	17,393	-	36,549	1,954
Cedar Ridge - TN	-	741	8,631	1,837
Falls Building - TN	-	-	7,628	1,567
Toyota Center - TN	13,423	190	25,017	64
Toyota Garage - TN	-	727	7,939	159
Bank of America Plaza - TN	19,577	1,464	28,712	4,499
One Park Ten Plaza- TX	9,303	606	6,149	2,881
400 Northbelt - TX	3,981	419	9,655	3,224
Woodbranch - TX	1,917	303	3,805	1,796
Tensor Building- TX	-	273	2,567	672
Ashford II - TX	-	163	2,069	816
Sugar Grove - TX	-	364	7,385	2,723
Honeywell - TX	-	856	15,175	1,108
Schlumberger Building- TX	-	1,039	11,102	2,338
One Commerce Green - TX	-	489	37,103	3,318
Comerica Bank Building - TX	-	1,921	21,221	1,810
550 Greens Parkway - TX	-	1,006	8,014	97
1717 St. James Place - TX	-	430	6,340	1,057
5300 Memorial - TX	-	682	11,716	1,608
Town & Country - TX	-	436	7,673	2,137
Wells Fargo Building - TX	9,675	2,600	8,247	1,520
Glen Forest Building - VA	-	537	8,503	1,282
Lynnwood Plaza - VA	-	985	8,306	1,771
Moorefield II - VA	-	469	4,752	258
Moorefield III - VA	-	490	5,135	537
Town Point Center - VA	-	-	10,756	2,152
Westvaco Building- VA	-	1,265	11,825	1,781
Greenbrier Tower I - VA	-	584	7,503	1,617
Greenbrier Tower II - VA	-	573	7,354	1,640
Winchester Building - VA	-	956	10,852	1,557
Moorefield I - VA	-	260	3,698	672
John Hancock Mortgage (5)	24,000	-	-	-
John Hancock Mortgage (6)	18,800	-	-	-
TIAA (12 properties) (4)	66,857	-	-	-

$353,975

$71,285

$771,721

116,273

Parking Development:

City Centre Garage - MS

-

-

4,434

-

-

-

4,434

-

Total Real Estate Owned

$353,975

$71,285

$776,155

$116,273

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - (Continued)

DECEMBER 31, 2004

(In thousands)

Gross Amount at Which

Carried at Close of Period

Net Book

Bldg. &

Accum.

Value of

Year

Year

Depreciable

Description

Land

Imprv.

Total (1)

Depr.

Real Estate

Acquir.

Constructed

Lives (years)

Office and Parking Properties:

The Park on Camelback - AZ	$ 7,478	$ 5,553	$ 13,031	$ 492	$ 12,539	2002	1981	(3)
Squaw Peak Corp Center - I - AZ	5,800	37,423	43,223	778	42,445	204	1999/2000	(3)
Squaw Peak Corp Center - II - AZ	-	57	57	3	54	2004	19999/2000	(3)
Hillsboro Center V - FL	1,325	14,084	15,409	2,921	12,488	1998	1985	(3)
Hillsboro Center I-IV - FL	1,129	8,974	10,103	1,971	8,132	1998	1985	(3)
Southtrust Bank Building - FL	785	20,257	21,042	3,737	17,305	1998	1985	(3)

     Central Station - FL

-

16,511

16,511

1,826

14,685

2000

1990

								(3)
Citrus Center - FL	4,000	30,222	34,222	1,711	32,511	2003	1971	(3)
Maitland 200 - FL	2,330	18,220	20,550	643	19,907	2004	1984	(3)
Waterstone - GA	859	8,645	9,504	2,454	7,050	1995	1987	(3)
Roswell North - GA	594	5,248	5,842	1,425	4,417	1996	1986	(3)
Meridian - GA	994	11,514	12,508	2,615	9,893	1997	1985	(3)
Hightower - GA	530	7,801	8,331	1,865	6,466	1997	1983	(3)

     Pavilion Center - GA

510

4,565

5,075

976

4,099

1998

1984

								(3)

     Peachtree Dunwoody Pavilion GA

9,373

28,100

37,473

1,211

36,262

2003

1976/80

								(3)
Capital City Plaza - GA	3,640	59,633	63,273	2,169	61,104	2004	1989	(3)

     One Jackson Place - MS

1,799

27,469

29,268

12,266

17,002

1986

1986

								(3)
City Centre - MS	1,662	20,180	21,842	3,828	18,014	1995	(2) 1987	(3)
111Capitol Building - MS	915	15,804	16,719	3,703	13,016	1998	1983	(3)
Charlotte Park - NC	1,400	16,904	18,304	4,699	13,605	1997	1982/84/86	(3)
Tower at Gervais - SC	316	22,883	23,199	4,359	18,840	1997	1973	(3)
250 Commonwealth - SC	382	4,070	4,452	333	4,119	1998	1986	(3)
Atrium at Stoneridge - SC	572	8,913	9,485	1,831	7,654	1998	1986	(3)
Capitol Center - SC	973	42,043	43,016	6,430	36,586	1999	1987	(3)
Forum II & III - TN	2,634	15,661	18,295	3,370	14,925	1997	1985	(3)

     First Tennessee Plaza - TN

457

35,427

35,884

7,082

28,802

1997

1978

								(3)
Morgan Keegan Tower - TN	-	38,503	38,503	7,502	31,001	1997	1985	(3)
Cedar Ridge - TN	741	10,468	11,209	2,189	9,020	1998	1982	(3)
Falls Building - TN	-	9,195	9,195	1,721	7,474	1998	(2)1982/84/90	(3)
Toyota Center - TN	190	25,081	25,271	2,791	22,480	2000	2000	(3)
Toyota Garage - TN	727	8,098	8,825	960	7,865	2000	2000	(3)
Bank of America Plaza - TN	1,464	33,211	34,675	2,395	32,280	2001	1977	(3)
One Park Ten Plaza- TX	606	9,030	9,636	3,061	6,575	1996	1982	(3)
400 Northbelt - TX	419	12,879	13,298	2,512	10,786	1996	1982	(3)
Woodbranch - TX	303	5,601	5,904	1,747	4,157	1996	1982	(3)
Tensor Building- TX	273	3,239	3,512	690	2,822	1996	1983	(3)
Ashford II - TX	163	2,885	3,048	753	2,295	1997	1979	(3)
Sugar Grove - TX	364	10,108	10,472	2,423	8,049	1997	1982	(3)
Honeywell - TX	856	16,283	17,139	2,908	14,231	1997	1983	(3)
Schlumberger Building - TX	1,039	13,440	14,479	2,919	11,560	1998	1983	(3)
One Commerce Green - TX	489	40,421	40,910	7,974	32,936	1998	1983	(3)
Comerica Bank Bldg. - TX	1,921	23,031	24,952	4,421	20,531	1998	1983	(3)
550 Greens Pkwy. - TX	1,006	8,111	9,117	680	8,437	2001	1999	(3)
1717 St. James Place - TX	430	7,397	7,827	555	7,272	2002	1975/94	(3)
5300 Memorial - TX	682	13,324	14,006	1,048	12,958	2002	1982	(3)
Town & Country - TX	436	9,810	10,246	803	9,443	2002	1982	(3)
Wells Fargo Building - TX	2,600	9,767	12,367	422	11,945	2003	1978	(3)
Glen Forest Building - VA	537	9,785	10,322	1,768	8,554	1998	1985	(3)
Lynnwood Plaza - VA	985	10,077	11,062	1,855	9,207	1998	1986	(3)
Moorefield II - VA	469	5,010	5,479	920	4,559	1998	1985	(3)
Moorefield III - VA	490	5,672	6,162	1,149	5,013	1998	1985	(3)
Town Point Center - VA	-	12,908	12,908	2,632	10,276	1998	1987	(3)
Westvaco Building- VA	1,265	13,606	14,871	2,716	12,155	1998	1986	(3)
Greenbrier Tower I - VA	584	9,120	9,704	1,971	7,733	1997	1985/87	(3)
Greenbrier Tower II - VA	573	8,994	9,567	1,889	7,678	1997	1985/87	(3)
Winchester Building - VA	956	12,409	13,365	2,116	11,249	1998	1987	(3)
Moorefield I - VA	260	4,370	4,630	718	3,912	1999	1984	(3)
John Hancock Mortgage (5)	-	-	-	-	-	-	-
John Hancock Mortgage (6)	-	-	-	-	-	-	-
TIAA (12 properties) (4)	-	-	-	-	-	-	-
	$71,285	$887,994	$959,279	$142,906	$816,373
Parking Development:
City Centre Garage - MS	-	4,434	4,434	-	4,434	-	In process	(3)
	-	4,434	4,434	-	4,434

Total Real Estate Owned	$71,285	$892,428	$963,713	$142,906	$820,807

(1)  The aggregate cost for federal income tax purposes was approximately $985,861.

(2)  The dates of major renovations.

(3)  Depreciation of buildings and improvements is calculated over lives ranging from the life of the lease to 40 years.

(4)  The properties secured on the Teachers Insurance and Annuity Association loan are Comerica Bank Building, One Commerce Green, Charlotte Park,

       Cedar Ridge, Greenbrier I and II, Lynnwood Plaza, Glen Forest, Moorefield II, Moorefield III, Westvaco, Hillsboro I-IV and Hillsboro V.

(5)  The properties secured on the John Hancock loan are 1717 St. James Place, 5300 Memorial and Town and Country.

(6)  The properties secured on the John Hancock loan are The Park on Camelback, Sugar Grove and 550 Greens Parkway.

NOTE TO SCHEDULE III

As of December 31, 2004 and 2003

(In thousands)

       A summary of activity for real estate and accumulated depreciation is as follows:

	December 31
	2004	2003
Real Estate:
Office and Parking Properties:
Balance at beginning of year	$844,168	$806,000
Additions:
Acquisitions and improvements	152,570	137,171
Parking development	4,434	-
Consolidation of Moore Building Associates LP	25,271	-
Cost of real estate sold or disposed	(901)	(26,930)
Joint venture of office properties	(61,829)	(72,073)
Balance at end of year	$963,713	$844,168

Accumulated Depreciation:
Balance at beginning of year	$115,473	$ 99,449
Depreciation expense	31,251	25,037
Consolidation of Moore Building Associates LP	2,137	-
Real estate sold or disposed	(644)	(5,228)
Joint venture of office properties	(5,311)	(3,785)
Balance at end of year	$142,906	$115,473

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

       None.

 Item 9A.  Controls and Procedures.

      The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Parkway's disclosure controls and procedures as of December 31, 2004.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that Parkway's disclosure controls and procedures were effective as of December 31, 2004.  There were no changes in the Company's internal control over financial reporting during the fourth quarter of 2004 that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

              The Company's internal control system was designed to provide reasonable assurance to the company's management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the financial statement preparation and presentation.

Management's Report on Internal Control Over Financial Reporting

              The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's management has assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2004.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on our assessment we have concluded that, as of December 31, 2004, the company's internal control over financial reporting is effective based on those criteria.  Our independent registered public accounting firm, Ernst & Young LLP, have provided an attestation report on management's assessment of the Company's internal control over financial reporting as of December 31, 2004.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Shareholders and Board of Directors

Parkway Properties, Inc.

       We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Parkway Properties, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Parkway Properties, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

       We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

       A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

       Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

       In our opinion, management's assessment that Parkway Properties, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Parkway Properties, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

       We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Parkway Properties, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 of Parkway Properties, Inc. and subsidiaries and our report dated February 28, 2005 expressed an unqualified opinion thereon.

                                                                                                                                            Ernst & Young LLP

 February 28, 2005

Item 9B.  Other Information.

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

Item 15.  Exhibits and Financial Statement Schedules.

(a)   1            Consolidated Financial Statements

                      Report of Independent Auditors

                      Consolidated Balance Sheets-as of December 31, 2004 and 2003

                      Consolidated Statements of Income-for the years ended December 31, 2004, 2003 and 2002

                      Consolidated Statements of Cash Flows-for the years ended December 31, 2004, 2003 and 2002

                      Notes to Consolidated Financial Statements

2            Consolidated Financial Statement Schedules

Schedule II - Valuations and Qualifying Accounts

                      Schedule III - Real Estate and Accumulated Depreciation

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

         3.2       Bylaws of Parkway (incorporated by reference to Exhibit 4(c) to the Company's Registration Statement on Form S-8 filed October 13, 1999).

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

       4.5         The Company Amended and Restated Shareholder Rights Plan dated February 21, 2002 (incorporated by reference to Amendment No. 1 to the Registrant's Form 8-A filed March 4, 2002).

        10          Material Contracts:

       10.1*   Form of Change-in-Control Agreement that Registrant has entered into with Leland R. Speed, Steven G. Rogers, Marshall A. Loeb, G. Mitchel Mattingly, Thomas C. Maloney and James M. Ingram (filed herewith).

       10.2*   Form of Change-in-Control Agreement that the Registrant has entered into with Sarah P. Clark, David R. Fowler, Mandy M. Pope and Jack R. Sullenberger (filed herewith).

        10.3*    The Registrant's 1997 Non-Employee Directors Stock Ownership Plan (incorporated by references to Appendix B in the Registrant's Proxy Material for its June 6, 1997 Annual Meeting).

        10.4      Amended and Restated Agreement of Limited Partnership of Parkway Properties LP (incorporated by reference to the Registrant's Form 8-K filed July 15, 1998).

         10.5    Admission Agreement between Parkway Properties LP and Lane N. Meltzer (incorporated by reference to the Registrant's Form 8-K filed July 15, 1998).

      10.6     Promissory Note between Parkway Properties LP and Teachers Insurance and Annuity Association of America (incorporated by reference to the Registrant's Form 8-K filed July 15, 1998).

       10.7       Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Parkway Properties LP as borrower for the benefit of Teachers Insurance and Annuity Association of America as lender (incorporated by reference to the Registrant's Form 8-K filed July 15,1998).

        10.8       Conversion and Note Agreement between Parkway Properties LP, Parkway Properties, Inc. and Teachers Insurance and Annuity Association of America (incorporated by reference to the Registrant's Form  8-K filed July 15, 1998).

        10.9*     Parkway Properties, Inc. 1994 Stock Option and Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company's proxy material for its June 3, 1999 Annual Meeting).

        10.10     Credit Agreement dated February 6, 2004 by and among Parkway Properties LP; Wachovia Capital Markets, LLC as sole lead arranger and sole book runner; Wachovia Bank, National Association as administrative agent; PNC Bank, National Association as syndication agent; Bank One, NA as co‑documentation agent; Wells Fargo Bank, NA as co-documentation agent and the Lenders (incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2003).

        10.11    Indenture of Mortgage, Security Agreement Financing Statement Fixture Filing and Assignment of Leases, Rents and Security Deposits dated June 22, 2001 made by Parkway 233 North Michigan, LLC to German American Capital Corporation (incorporated by reference to the Registrant's Form 8-K filed July 3, 2001).

       10.12    Promissory Note made as of June 22, 2001 by Parkway 233 North Michigan, LLC in favor of German American Capital Corporation (incorporated by reference to the Registrant's Form 8-K filed July 3, 2001).

       10.13*  Parkway Properties, Inc. 2003 Equity Incentive Plan (incorporated by reference to Appendix B to the Company's proxy materials for its May 8, 2003 Annual Meeting).

        10.14     Purchase Agreement by and between Parkway Properties LP, a Delaware limited partnership and 233 Chicagoinvest, Inc., a Delaware corporation (incorporated by reference to the Registrants Form 8-K/A filed January 13, 2005).

        21          Subsidiaries of the Registrant (filed herewith).

        23          Consent of Ernst & Young LLP (filed herewith).

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

*Denotes management contract or compensatory plan or arrangement.

 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKWAY PROPERTIES, INC.
Registrant

/s/ Steven G. Rogers
Steven G. Rogers
President, Chief Executive
Officer and Director
March 4, 2005

/s/ Marshall A. Loeb
Marshall A. Loeb
Chief Financial Officer
March 4, 2005

/s/ Mandy M. Pope
Mandy M. Pope
Chief Accounting Officer
March 4, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Daniel P. Friedman	/s/ Michael J. Lipsey
Daniel P. Friedman, Director	Michael J. Lipsey, Director
March 4, 2005	March 4, 2005

/s/ Roger P. Friou	/s/ Joe F. Lynch
Roger P. Friou, Director	Joe F. Lynch, Director
March 4, 2005	March 4, 2005

/s/ Martin L. Garcia	/s/ Steven G. Rogers
Martin L. Garcia, Director	Steven G. Rogers
March 4, 2005	President, Chief Executive Officer and Director
March 4, 2005

/s/ Matthew W. Kaplan	/s/ Leland R. Speed
Matthew W. Kaplan, Director	Leland R. Speed
March 4, 2005	Chairman of the Board and Director
March 4, 2005

/s/ Lenore M. Sullivan
Lenore M. Sullivan, Director
March 4, 2005