Form 10-Q
period 2005-03-31
PARKWAY PROPERTIES INC
filed 2005-05-05
CIK 729237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒                                                      Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2005
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

       14,073,205 shares of Common Stock, $.001 par value, were outstanding as of May 2, 2005.

PARKWAY PROPERTIES, INC.

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED MARCH 31, 2005

Page

Part I. Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets, March 31, 2005 and December 31, 2004	3

	Consolidated Statements of Income for the Three Months Ended
	March 31, 2005 and 2004	4

	Consolidated Statements of Stockholders' Equity for the Three Months Ended
	March 31, 2005 and 2004	5

	Consolidated Statements of Cash Flows for the Three Months Ended
	March 31, 2005 and 2004	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	25

Part II. Other Information

Item 6.	Exhibits	25

Signatures

Authorized signatures		25

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31	December 31
	2005	2004
	(Unaudited)
Assets
Real estate related investments:
Office and parking properties	$ 1,209,162	$ 959,279
Parking development	-	4,434
Accumulated depreciation	(152,454)	(142,906)
	1,056,708	820,807

Land available for sale	1,807	3,528
Investment in unconsolidated joint ventures	10,821	25,294
	1,069,336	849,629

Rents receivable and other assets	47,680	42,448
Intangible assets, net	36,465	38,034
Cash and cash equivalents	2,610	1,077
	$ 1,156,091	$ 931,188
Liabilities
Notes payable to banks	$ 146,514	$ 104,618
Mortgage notes payable without recourse	461,444	353,975
Accounts payable and other liabilities	43,489	42,468
Subsidiary redeemable preferred membership interests	10,741	10,741
	662,188	511,802
Minority Interest
Minority Interest - unit holders	39	39
Minority Interest - real estate partnerships	6,258	3,699
	6,297	3,738
Stockholders' Equity
8.34% Series B Cumulative Convertible Preferred stock,
$.001 par value, 2,142,857 shares authorized,
803,499 shares issued and outstanding	28,122	28,122
Series C Preferred stock, $.001 par value, 400,000 shares
authorized, no shares issued	-	-
8.00% Series D Preferred stock, $.001 par value, 2,400,000
shares authorized, issued and outstanding	57,976	57,976
Common stock, $.001 par value, 65,057,143 shares authorized,
14,071,892 and 12,464,817 shares issued and outstanding
in 2005 and 2004, respectively	14	12
Excess stock, $.001 par value, 30,000,000 shares authorized,
no shares issued	-	-
Common stock held in trust, at cost, 130,000 shares	(4,400)	(4,400)
Additional paid-in capital	386,500	310,455
Unearned compensation	(3,926)	(4,122)
Accumulated other comprehensive income (loss)	145	(226)
Retained earnings	23,175	27,831
	487,606	415,648
	$ 1,156,091	$ 931,188

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended
	March 31
	2005	2004
	(Unaudited)

Revenues
Income from office and parking properties	$ 47,297	$ 36,907
Management company income	1,051	406
Other income	135	14
	48,483	37,327
Expenses
Office and parking properties:
Operating expense	21,205	17,569
Interest expense:
Contractual	6,445	4,512
Subsidiary redeemable preferred membership interests	185	-
Prepayment expenses	-	271
Amortization of loan costs	148	89
Depreciation and amortization	11,274	7,629
Operating expense for other real estate properties	1	10
Interest expense on bank notes:
Contractual	1,081	834
Amortization of loan costs	124	112
Management company expenses	235	76
General and administrative	1,718	1,034
	42,416	32,136

Income before equity in earnings, gain and minority interest	6,067	5,191

Equity in earnings of unconsolidated joint ventures	515	743
Gain on note receivable	-	774
Minority interest - unit holders	(1)	-
Minority interest - real estate partnerships	(305)	22

Net Income	6,276	6,730
Change in unrealized loss on equity securities	(64)	-
Change in market value of interest rate swap	435	(40)
Comprehensive income	6,647	$ 6,690

Net income available to common stockholders:
Net income	6,276	$ 6,730
Dividends on preferred stock	(1,200)	(1,200)
Dividends on convertible preferred stock	(587)	(1,409)
Net income available to common stockholders	$ 4,489	$ 4,121

Net income per common share:
Basic	$ 0.32	$ 0.38
Diluted	$ 0.32	$ 0.37

Dividends per common share	$ 0.65	$ 0.65

Weighted average shares outstanding:
Basic	13,907	10,864
Diluted	14,095	11,095

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Three Months Ended
	March 31
	2005	2004
	(Unaudited)

8.34% Series B Cumulative Convertible
Preferred stock, $.001 par value
Balance at beginning of period	$ 28,122	$ 68,000
Conversion of preferred stock to common stock	-	(2,625)
Balance at end of period	28,122	65,375

8.00% Series D Preferred stock, $.001 par value
Balance at beginning of period	57,976	57,976
Balance at end of period	57,976	57,976

Common stock, $.001 par value
Balance at beginning of period	12	11
Shares issued - stock offering	2	-
Balance at end of period	14	11

Common stock held in trust
Balance at beginning of period	(4,400)	(4,321)
Balance at end of period	(4,400)	(4,321)

Additional paid-in capital
Balance at beginning of period	310,455	252,695
Stock options exercised	97	2,230
Restricted shares issued	25	-
Deferred incentive share units forfeited	(10)	-
Shares issued - DRIP plan	96	122
Shares issued - stock offering	75,837	-
Conversion of preferred stock to common stock	-	2,625
Balance at end of period	386,500	257,672

Unearned compensation
Balance at beginning of period	(4,122)	(4,634)
Restricted shares issued	(25)	-
Deferred incentive share units forfeited	10	-
Amortization of unearned compensation	211	197
Balance at end of period	(3,926)	(4,437)

Accumulated other comprehensive income (loss)
Balance at beginning of period	(226)	-
Change in unrealized loss on equity securities	(64)	-
Change in market value of interest rate swaps	435	(40)
Balance at end of period	145	(40)

Retained earnings
Balance at beginning of period	27,831	38,253
Net income	6,276	6,730
Preferred stock dividends declared	(1,200)	(1,200)
Convertible preferred stock dividends declared	(587)	(1,409)
Common stock dividends declared	(9,145)	(7,107)
Balance at end of period	23,175	35,267

Total stockholders' equity	$ 487,606	$ 407,503

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31
	2005	2004
	(Unaudited)

Operating activities
Net income	$ 6,276	$ 6,730
Adjustments to reconcile net income to cash provided by
operating activities:
Depreciation and amortization	11,274	7,629
Amortization of above market leases	584	76
Amortization of loan costs	272	201
Amortization of unearned compensation	211	197
Income (loss) allocated to minority interests	305	(22)
Gain on note receivable	-	(774)
Equity in earnings of unconsolidated joint ventures	(515)	(743)
Changes in operating assets and liabilities:
Inecrease in receivables and other assets	852	1,457
Decrease in accounts payable and accrued expenses	(9,635)	(8,529)

Cash provided by operating activities	9,624	6,222

Investing activities
Payments received on mortgage loans	-	774
Distributions from unconsolidated joint ventures	516	758
Investments in unconsolidated joint ventures	(21)	-
Purchases of real estate related investments	(100,541)	(26,506)
Real estate development	(3,339)	-
Improvements to real estate related investments	(7,542)	(4,647)

Cash used in investing activities	(110,927)	(29,621)

Financing activities
Principal payments on mortgage notes payable	(4,211)	(9,645)
Net proceeds from bank borrowings	42,331	40,774
Stock options exercised	97	2,230
Dividends paid on common stock	(9,052)	(7,014)
Dividends paid on preferred stock	(2,264)	(2,618)
Proceeds from DRIP Plan	96	122
Proceeds from stock offerings	75,839	-

Cash provided by financing activities	102,836	23,849

Impact on cash of consolidation of MBALP	-	763

Change in cash and cash equivalents	1,533	1,213

Cash and cash equivalents at beginning of period	1,077	468

Cash and cash equivalents at end of period	$ 2,610	$ 1,681

See notes to consolidated financial statements.

Parkway Properties, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2005

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

       The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  All such adjustments are of a normal recurring nature.  Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.  The financial statements should be read in conjunction with the annual report and the notes thereto.

       The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

 (2)   Reclassifications

       Certain reclassifications have been made in the 2004 consolidated financial statements to conform to the 2005 classifications.

 (3)  Supplemental Cash Flow Information

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

	Three Months Ended
	March 31
	2005	2004
	(in thousands)
Cash paid for interest	$7,487	$5,154
Income taxes (refunded) paid	-	(6)
Mortgage assumed in purchase	111,680	-
Restricted shares issued	25	-

(4)  Acquisitions

       On January 5, 2005, the Company entered into an agreement to purchase the 70% interest held by Investcorp International, Inc., its joint venture partner, in the property known as 233 North Michigan Avenue in Chicago, Illinois. The gross purchase price for the 70% interest was $139.7 million, and the Company closed the investment in two stages. The Company closed 90% of the purchase on January 14, 2005. The second closing for the remainder of Investcorp's interest occurred on April 29, 2005, following lender and rating agency approval. The Company earned a $400,000 incentive fee from Investcorp based upon the economic returns generated over the life of the partnership.  Ninety percent of the incentive fee or $360,000 was recognized on January 14, 2005.  The remaining $40,000 will be recognized in connection with the purchase of the remaining interest during the second quarter of 2005. The purchase was funded with a portion of the proceeds from the sale of 1.6 million shares of common stock to Citigroup Global Markets Inc. on January 10, 2005 and the assumption of an existing first mortgage on the property.  The allocation of the purchase price is preliminary pending completion of the valuation of tangible and intangible assets.

       The unaudited pro forma effect on the Company's results of operations  for the 233 North Michigan purchase as if the purchase had occurred on January 1, 2004 is as follows (in thousands, except per share data):

	Three Months Ended
	March 31
	2005	2004
Revenues	$1,099	$8,730
Net income available to common stockholders	$ (3)	$1,323
Basic earnings per share	$ -	$ 0.06
Diluted earnings per share	$ -	$ 0.06

       On March 30, 2005, the Company purchased for $29.3 million the Stein Mart Building and 1300 Riverplace Building in downtown Jacksonville, Florida. In addition to the purchase price the Company expects to invest an additional $4.8 million in improvements and closing costs during the first two years of ownership.  The buildings, which total 293,000 square feet, are 94% leased. The purchase was funded with the remaining proceeds from the Company's January 2005 equity offering as well as funds obtained under its existing line of credit. The allocation of the purchase price is preliminary pending completion of the valuation of tangible and intangible assets.

(5)  Investment  in Unconsolidated Joint Ventures

       As of March 31, 2005, the Company was invested in four joint ventures.  As required by generally accepted accounting principles, these joint ventures are accounted for using the equity method of accounting, as Parkway does not control any of these joint ventures and is not the primary beneficiary.  As a result, the assets and liabilities of the joint ventures are not included on Parkway's consolidated balance sheets as of March 31, 2005.  Information relating to the unconsolidated joint ventures is detailed below.

			Square	Parkway's
			Feet	Ownership	Percentage
Joint Ventures	Property Name	Location	(in thousands)	Interest	Leased

Phoenix OfficeInvest, LLC	Viad Corporate Center	Phoenix, AZ	481	30%	91.0%
Wink-Parkway Partnership	Wink Building	New Orleans, LA	32	50%	100.0%
Parkway Joint Venture, LLC	UBS Building/River Oaks	Jackson, MS	170	20%	91.4%
RubiconPark I, LLC ("Rubicon JV")	Lakewood/.Falls Pointe	Atlanta, GA	550	20%	91.0%
	Carmel Crossing	Charlotte, NC
			1,233		91.3%

       Balance sheet information for the unconsolidated joint ventures is summarized below as of March 31, 2005 and December 31, 2004 (in thousands):

Balance Sheet Information
	March 31, 2005
	233 North	Viad Corp	Wink	Jackson	Rubicon	Combined
	Michigan	Center	Building	JV	JV	Total
Unconsolidated Joint Ventures (at 100%):
Real Estate, Net	$ -	$ 58,453	$1,254	$16,559	$68,963	$145,229
Other Assets	-	4,439	175	494	7,032	12,140
Total Assets	$ -	$62,892	$1,429	$17,053	$75,995	$157,369

Mortgage Debt	$ -	$42,500	$429	$11,224	$52,000	$106,153
Other Liabilities	-	2,575	4	406	2,020	5,005
Partners'/Shareholders' Equity	-	17,817	996	5,423	21,975	46,211
Total Liabilities and
Partners'/Shareholders' Equity	$ -	$62,892	$1,429	$17,053	$75,995	$157,369

Parkway's Share of Unconsolidated JVs:
Real Estate, Net	$ -	$17,536	$ 627	$ 3,312	$13,793	$ 35,268
Mortgage Debt	$ -	$12,750	$ 215	$ 2,245	$ 7,200	$ 22,410
Net Investment in Joint Ventures	$ -	$ 4,529	$ 498	$ 50	$ 5,744	$ 10,821

	December 31, 2004
	233 North	Viad Corp	Wink	Jackson	Rubicon	Combined
	Michigan	Center	Building	JV	JV	Total
Unconsolidated Joint Ventures (at 100%):
Real Estate, Net	$168,135	$ 58,688	$1,259	$16,654	$69,336	$314,072
Other Assets	14,245	3,737	154	530	6,675	25,341
Total Assets	$182,380	$62,425	$1,413	$17,184	$76,011	$339,413

Mortgage Debt	$100,133	$42,500	$450	$11,269	$52,000	$206,352
Other Liabilities	10,797	2,579	3	532	295	14,206
Partners'/Shareholders' Equity	71,450	17,346	960	5,383	23,716	118,855
Total Liabilities and
Partners'/Shareholders' Equity	$182,380	$62,425	$1,413	$17,184	$76,011	$339,413

Parkway's Share of Unconsolidated JVs:
Real Estate, Net	$ 50,440	$17,606	$ 630	$ 3,331	$13,867	$ 85,874
Mortgage Debt	$ 30,040	$12,750	$ 225	$ 2,254	$ 7,200	$ 52,469
Net Investment in Joint Ventures	$ 14,539	$ 4,388	$ 480	$ 19	$ 5,868	$ 25,294

       (a)  The mortgage debt, all of which is non-recourse, is collateralized by the individual real estate properties within each venture.

        The terms related to Parkway's share of unconsolidated joint venture mortgage debt are summarized below (in thousands):

				Monthly	Loan	Loan
	Type of	Interest		Debt	Balance	Balance
Joint Venture	Debt Service	Rate	Maturity	Service	03/31/05	12/31/04

Viad Corporate Center	Interest Only	LIBOR + 2.600%	03/11/05	$ 52	$12,750	$12,750
Wink Building	Amortizing	8.625%	07/01/09	5	215	225
233 North Michigan Avenue	Amortizing	7.350%	07/11/11	-	-	30,040
Rubicon JV	Interest Only	4.865%	01/01/12	30	7,200	7,200
Jackson JV	Amortizing	5.840%	05/01/13	14	2,245	2,254
				$101	$22,410	$52,469

Weighted average interest rate at end of period					5.184%	6.982%

        The following table presents Parkway's proportionate share of principal payments due for mortgage debt in unconsolidated joint ventures (in thousands):

	Viad Corporate	Wink	Rubicon	Jackson
	Center	Building	JV	JV	Total
2005 (9 Months Remaining)	$ 12,750	$ 32	-	28	$ 12,810
2006	-	46	-	39	85
2007	-	50	-	41	91
2008	-	54	-	44	98
2009		33	100	46	179
2010		-	114	49	163
Thereafter	-	-	6,986	1,998	8,984
	$ 12,750	$ 215	$ 7,200	$ 2,245	$ 22,410

       On April 11, 2005 the Viad Joint Venture refinanced its existing $42.5 million mortgage priced at LIBOR plus 260 basis points with a two-year $50 million mortgage priced at LIBOR plus 215 basis points. The new mortgage contains three one-year extension options with the first extension at no cost. Parkway's proportionate share of this mortgage is 30%.

       Income statement information for the unconsolidated joint ventures is summarized below for the three months ending March 31, 2005 and 2004 (in thousands):

Results of Operations
Three Months Ended March 31, 2005
	233 North	Viad Corp	Wink	Jackson	Rubicon	Combined
	Michigan	Center	Building	JV	JV	Total

Unconsolidated Joint Ventures (100%):
Revenues	$ 1,134	$ 3,426	$ 76	$ 710	$ 2,380	$ 7,726
Operating Expenses	(619)	(1,261)	(24)	(294)	(912)	(3,110)
Net Operating Income	515	2,165	52	416	1,468	4,616
Interest Expense	(252)	(550)	(10)	(164)	(632)	(1,608)
Loan Cost Amortization	(4)	(62)	(1)	(1)	(16)	(84)
Depreciation and Amortization	(205)	(424)	(5)	(96)	(362)	(1,092)
Preferred Distributions	(69)	-	-	-	-	(69)
Net Income	$ (15)	$ 1,129	$ 36	$ 155	$ 458	$ 1,763
Parkway's Share of Unconsolidated Joint Ventures:
Net Income	$ (5)	$ 339	$ 18	$ 31	$ 132	$ 515
Depreciation and Amortization	$ 62	$ 127	$ 3	$ 19	$ 72	$ 283
Interest Expense	$ 75	$ 165	$ 5	$ 33	$ 88	$ 366
Loan Cost Amortization	$ 1	$ 19	$ -	$ -	$ 2	$ 22
Preferred Distributions	$ 21	$ -	$ -	$ -	$ -	$ 21
Other Supplemental Information:
Distributions from Unconsolidated JVs	$ 64	$ 197	$ -	$ -	$ 255	$ 516

Results of Operations
Three Months Ended March 31, 2004
	233 North	Viad Corp	Wink	Jackson	Rubicon	Combined
	Michigan	Center	Building	JV	JV	Total

Unconsolidated Joint Ventures (100%):
Revenues	$ 8,940	$ 2,828	$ 77	$ 716	$ -	$ 12,561
Operating Expenses	(3,695)	(1,208)	(23)	(301)	-	(5,227)
Net Operating Income	5,245	1,620	54	415	-	7,334
Interest Expense	(1,833)	(454)	(11)	(167)	-	(2,465)
Loan Cost Amortization	(29)	(93)	(1)	(1)	-	(124)
Depreciation and Amortization	(1,362)	(380)	(6)	(88)	-	(1,836)
Preferred Distributions	(405)	-	-	-	-	(405)
Net Income	$ 1,616	$ 693	$ 36	$ 159	$ -	$ 2,504
Parkway's Share of Unconsolidated Joint Ventures:
Net Income	$ 485	$ 208	$ 18	$ 32	$ -	$ 743
Depreciation and Amortization	$ 409	$ 114	$ 3	$ 17	$ -	$ 543
Interest Expense	$ 550	$ 136	$ 6	$ 33	$ -	$ 725
Loan Cost Amortization	$ 9	$ 28	$ -	$ -	$ -	$ 37
Preferred Distributions	$ 121	$ -	$ -	$ -	$ -	$ 121
Other Supplemental Information:
Distributions from Unconsolidated JVs	$ 408	$ 307	$ -	$ 43	$ -	$ 758

(6)  Minority Interest - Real Estate Partnerships

        In compliance with FIN 46R (see "Basis of Presentation"), Parkway began consolidating its ownership interest in Moore Building Associates LP ("MBALP") effective January 1, 2004.  Parkway has less than .1% ownership interest in MBALP and acts as the managing general partner of this partnership.

       MBALP was established for the purpose of owning a commercial office building (the Toyota Center in Memphis, Tennessee) and is primarily funded with financing from a third party lender, which is secured by a first lien on the rental property of the partnership.  The creditors of MBALP do not have recourse to Parkway.  In acting as the general partner, Parkway is committed to providing additional funding to meet partnership operating deficits up to an aggregate amount of $1 million.  MBALP has a fixed rate non-recourse first mortgage in the amount of $13.3 million that is secured by the Toyota Center, which has a carrying amount of $23.4 million.

       Parkway receives income from MBALP in the form of interest from a construction note receivable, incentive management fees and property management fees.  As a result of the consolidation of MBALP, Parkway has eliminated any intercompany asset, liability, revenue and expense accounts between Parkway and MBALP.

       Effective January 14, 2005, Parkway began consolidating its ownership interest in Parkway 233 North Michigan, LLC.  At March 31, 2005, Parkway had a 93% ownership interest in this entity and acts as the managing general partner of this partnership.  Parkway purchased the remaining 7% interest in Parkway 233 North Michigan, LLC on April 29, 2005, following lender and rating agency approval and is now the 100% owner of the entity.  Previously, the entity was not consolidated and was accounted for using the equity method as Parkway owned a 30% interest and had a non-controlling interest.

       Parkway 233 North Michigan, LLC was established for the purpose of owning a commercial office building (233 North Michigan in Chicago, Illinois) and is primarily funded with financing from a third party lender, which is secured by a first lien on the rental property of the partnership.  The creditors of 233 North Michigan do not have recourse to Parkway.  The entity has a fixed rate non-recourse first mortgage in the amount of $111.1 million that is secured by the 233 North Michigan office building.  The building has a carrying amount of $203 million.

       Minority interest in real estate partnerships represents the other partner's proportionate share of equity in the partnerships discussed above at March 31, 2005.  Income is allocated to minority interest based on the weighted average percentage ownership during the year.

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

       Effective January 1, 2006, Parkway will begin recording compensation expense based on the grant-date fair value of employee stock options in accordance with SFAS No. 123R, "Share-Based Payment."  Parkway does not anticipate that the adoption of SFAS No. 123R will have a significant impact on the Company's consolidated financial statements since Parkway has begun granting restricted stock and/or deferred incentive share units instead of stock options to employees of the Company.  The compensation expense associated with stock options is estimated at approximately $40,000 for 2006.

       The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands).

	Three Months Ended
	March 31
	2005	2004
Net income available to common stockholders	$4,489	$4,121
Stock based employee compensation costs assuming fair value method	(41)	(90)
Pro forma net income available to common stockholders	$4,448	$4,031
Pro forma net income per common share:
Basic:
Net income available to common stockholders	$ 0.32	$ 0.38
Stock based employee compensation costs assuming fair value method	-	(.01)
Pro forma net income per common share	$ 0.32	$ 0.37
Diluted:
Net income available to common stockholders	$ 0.32	$ 0.37
Stock based employee compensation costs assuming fair value method	-	(.01)
Pro forma net income per common share	$ 0.32	$ 0.36

       Effective January 1, 2003, the stockholders of the Company approved Parkway's 2003 Equity Incentive Plan (the "2003 Plan") that authorized the grant of up to 200,000 equity based awards to employees of the Company.  At present, it is Parkway's intention to grant restricted stock and/or deferred incentive share units instead of stock options.  Restricted stock and deferred incentive share units are valued based on the New York Stock Exchange closing market price of Parkway common shares (NYSE ticker symbol PKY) as of the date of grant.  As of March 31, 2005, 144,000 restricted shares have been issued and are valued at $5,188,000 and 9,265 deferred incentive share units have been granted and are valued at $426,000.  The Company accounts for restricted stock and deferred incentive share units in accordance with APB No. 25 and accordingly, compensation expense is recognized over the expected vesting period.  Compensation expense related to restricted stock and deferred incentive share units of $211,000 and $197,000 was recognized for the three months ending March 31, 2005 and 2004, respectively.

       The restricted stock granted under the 2003 Plan vests the earlier of seven years from grant date or effective December 31, 2005 if certain goals of the VALUE2 Plan are met.  The VALUE2 Plan has as its goal to achieve funds from operations available to common stockholders ("FFO") growth that is 10% higher than that of the National Association of Real Estate Investment Trusts ("NAREIT") Office Index peer group.  Achievement of the goals of the plan will be determined during the first quarter of 2006 upon completion of the audited financial statements for 2005 for the Company and each company comprising the peer group.  The value of the restricted shares is being amortized ratably over the seven-year period until such time as it becomes probable that the conditions of early vesting will be met.  The deferred incentive share units granted under the 2003 Plan vest four years from grant date and are being amortized ratably over the four-year period.

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

(8)   Capital and Financing Transactions

       The purchase of the 70% interest in 233 North Michigan Avenue was subject to an existing non-recourse first mortgage with an outstanding balance of $100 million, which matures July 2011 and carries a fixed interest rate of 7.21%. In accordance with generally accepted accounting principles, the mortgage was recorded at $111.7 million to reflect the fair value of the financial instrument based on the market rate of 4.94% on the date of purchase.

       On January 10, 2005, the Company sold 1,600,000 shares of common stock to Citigroup Global Markets Inc. The Company used the net proceeds of $76 million towards the acquisition of the 70% interest held by its joint venture partner in the property known as 233 North Michigan Avenue in Chicago, IL and the acquisition of two properties in Jacksonville, FL.

       On February 4, 2005, Parkway amended and renewed the one-year $15 million unsecured line of credit with PNC Bank.  This line of credit matures February 2, 2006 and is expected to fund the daily cash requirements of the Company's treasury management system.  The interest rate on the $15 million line is equal to the 30-day LIBOR rate plus 100 to 150 basis points, depending upon overall Company leverage (with the current rate set at 132.5 basis points).  The Company paid a facility fee of $15,000 (10 basis points) upon closing of the loan agreement.  Under the $15 million line, the Company does not pay annual administration fees or fees on the unused portion of the line.

       On March 31, 2005, Parkway entered into an amended Credit Agreement with a consortium of 10 banks with Wachovia Capital Markets, LLC as Sole Lead Arranger and Sole Book Runner, Wachovia Bank, National Association as Administrative Agent, PNC Bank, National Association as Syndication Agent, and other banks as participants.  The amended Credit Agreement provides for a three-year $190 million unsecured revolving credit facility.  The $190 million line replaces the previous $170 million unsecured revolving credit facility.  The interest rate on the $190 million line is equal to the 30-day LIBOR rate plus 100 to 150 basis points, depending upon overall Company leverage (with the current rate set at 132.5 basis points).  The $190 million line matures February 6, 2007 and allows for a one-year extension option available at maturity.  The line is expected to fund additional investments.

(9)  Segment Information

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

       The following is a reconciliation of FFO and net income available to common stockholders for office properties and total consolidated entities for the three months ending March 31, 2005 and 2004.

	As of or for the three months ended March 31, 2005
	Office	Unallocated
	Properties	and Other	Consolidated
		(In thousands)

Property operating revenues (a)	$ 47,297	$ -	$ 47,297
Property operating expenses (b)	(21,205)	-	(21,205)
Property net operating income from continuing operations	26,092	-	26,092

Management company income	-	1,051	1,051
Other income	-	135	135
Interest expense (c)	(6,778)	(1,205)	(7,983)
Management company expenses	-	(235)	(235)
General and administrative expenses	-	(1,718)	(1,718)
Other expense	-	(1)	(1)
Equity in earnings of unconsolidated joint ventures	515	-	515
Adjustment for depreciation and amortization - unconsolidated
joint ventures	283	-	283
Adjustment for minority interest - real estate partnerships	(538)	-	(538)
Dividends on preferred stock	-	(1,200)	(1,200)
Dividends on convertible preferred stock	-	(587)	(587)
Funds from operations available to common stockholders	19,574	(3,760)	15,814

Depreciation and amortization	(11,274)	-	(11,274)
Depreciation and amortization - unconsolidated joint ventures	(283)	-	(283)
Depreciation and amortization - minority interest - real estate
partnerships	233	-	233
Minority interest - unit holders	-	(1)	(1)
Net income available to common stockholders	$ 8,250	$ (3,761)	$ 4,489

Total assets	$1,150,997	$ 5,094	$1,156,091

Office and parking properties	$1,056,708	$ -	$1,056,708

Investment in unconsolidated joint ventures	$ 10,821	$ -	$ 10,821

Capital expenditures	$ 7,542	$ -	$ 7,542

(a) Included in property operating revenues are rental revenues, customer reimbursements, parking income and other income.

(b) Included in property operating expenses are real estate taxes, insurance, contract services, repairs and maintenance and property operating expenses.

(c)  Interest expense for office properties represents interest expense on property secured mortgage debt and interest on subsidiary redeemable preferred membership interests.  It does not include interest expense on the unsecured lines of credit.

	As of or for the three months ended March 31, 2004
	Office	Unallocated
	Properties	and Other	Consolidated
		(In thousands)

Property operating revenues (a)	$ 36,907	$ -	$ 36,907
Property operating expenses (b)	(17,569)	-	(17,569)
Property net operating income from continuing operations	19,338	-	19,338

Management company income	-	406	406
Other income	-	14	14
Interest expense (c)	(4,872)	(946)	(5,818)
Management company expenses	-	(76)	(76)
General and administrative expenses	-	(1,034)	(1,034)
Other expense	-	(10)	(10)
Equity in earnings of unconsolidated joint ventures	743	-	743
Adjustment for depreciation and amortization - unconsolidated
joint ventures	543	-	543
Adjustment for minority interest -real estate partnerships	(139)	-	(139)
Gain on note receivable	-	774	774
Dividends on preferred stock	-	(1,200)	(1,200)
Dividends on convertible preferred stock	-	(1,409)	(1,409)
Funds from operations available to common stockholders	15,613	(3,481)	12,132

Depreciation and amortization	(7,629)	-	(7,629)
Depreciation and amortization - unconsolidated joint ventures	(543)	-	(543)
Depreciation and amortization - minority interest - real estate
partnerships	161		161
Minority interest - unit holders	-	-	-
Net income available to common stockholders	$ 7,602	$ (3,481)	$ 4,121

Total assets	$831,445	$10,793	$842,238

Office and parking properties	$776,510	$ -	$776,510

Investment in unconsolidated joint ventures	$ 20,011	$ -	$ 20,011

Capital expenditures	$ 4,647	$ -	$ 4,647

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

(10)  Subsequent Events

       The Company has entered into a second joint venture agreement with Rubicon America Trust ("Rubicon"), an Australian listed trust.  At closing, Rubicon will acquire an 80% interest in the 203,000 square foot, 96% leased Maitland 200 project in Orlando, Florida.  Closing, which is scheduled for late May, remains subject to due diligence and lender approval.  The sales price places total building value at $28.4 million.  At closing, Parkway will receive a $947,000 acquisition fee and retain management and a 20% ownership interest.  Parkway acquired Maitland for $26.3 million in January 2004.  In May 2004, Parkway placed a 7-year $19.3 million mortgage at a fixed rate of 4.4%, which will be assumed in its entirety by Rubicon as part of the transaction.  Parkway will recognize an estimated gain of $2 million on the sale of the 80% interest in Maitland 200.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

       Parkway is a self-administered and self-managed REIT specializing in the acquisition, operations and leasing of office properties.  The Company is geographically focused on the Southeastern and Southwestern United States and Chicago.  As of April 1, 2005, Parkway owned or had an interest in 64 office properties located in 11 states with an aggregate of approximately 11.9 million square feet of leasable space.  The Company generates revenue primarily by leasing office space to its customers and providing management and leasing services to third-party office property owners (including joint venture interests).  The primary drivers behind Parkway's revenues are occupancy, rental rates and customer retention.

Occupancy.  Parkway's revenues are dependent on the occupancy of its office buildings.  As a result of job losses and over supply of office properties during 2001 through 2003, vacancy rates increased nationally and in Parkway's markets.  In 2004, the office sector began to recover from high vacancy rates due to improving job creation.  As of April 1, 2005, occupancy of Parkway's office portfolio was 90.6% compared to 91.0% as of January 1, 2005 and 88.4% as of April 1, 2004.  Not included in the April 1, 2005 occupancy rate are 27 signed leases totaling 134,000 square feet, which commence during the second through third quarters of 2005 and will raise our percentage leased to 91.7%.  To combat rising vacancy, Parkway utilizes innovative approaches to produce new leases.  These include the Broker Bill of Rights, a short-form lease and customer advocacy programs which are models in the industry and have helped the Company maintain occupancy around 90% during a time when the national occupancy rate is approximately 84.6%.  Parkway projects occupancy ranging from 91% to 94% during 2005 for its office properties.

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

Customer Retention.  Keeping our existing customers is important as high customer retention leads to increased occupancy, less downtime between leases, and reduced leasing costs.  Parkway estimates that it costs five to six times more to replace an existing customer with a new one than to retain the customer.  In making this estimate, Parkway takes into account the sum of revenue lost during downtime on the space plus leasing costs, which rise as market vacancies increase.  Therefore, Parkway focuses a great deal of energy on customer retention.  Parkway's operating philosophy is based on the premise that we are in the customer retention business.  Parkway seeks to retain its customers by continually focusing on operations at its office properties.  The Company believes in providing superior customer service; hiring, training, retaining and empowering each employee; and creating an environment of open communication both internally and externally with our customers and our stockholders.  Over the past eight years, Parkway maintained an average 74.3% customer retention rate.  Parkway's customer retention for the quarter ending March 31, 2005 was 72.2% compared to 69.1% for the quarter ending March 31, 2004.

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

The highlights of 2003, 2004 and 2005 reflect the strategy set forth in VALUE2 as described below:

o    Venture with Best Partners.  During 2003 and 2004, we sold joint venture interests in six office properties.  Parkway continues to evaluate its existing portfolio for joint venture candidates and anticipates joint venturing more properties, as well as purchasing new properties with the intention of joint venturing them.

o     Asset Recycling.  In 2003, the Company sold one office property, while maintaining a 10-year non-cancelable management contract, and a .74 acre parcel of land.  Using the proceeds from the joint ventures, property sales, stock offerings and bank lines of credit, Parkway purchased four office buildings totaling $125 million in 2003, three office buildings totaling $150 million in 2004 and two office buildings plus a 63% interest in an office building totaling $155 million in 2005.

o      Leverage Neutral Growth.  Parkway began 2003 with a debt to total market capitalization of 45% and operated 2003 and 2004 at an average of 41%.  The decrease in debt to total market capitalization is a result of timing delays in reinvesting proceeds from joint ventures, asset sales and stock offerings in addition to a rising stock price.  The Company anticipates that the debt to total market capitalization will average around 45% for the three years of VALUE2.  During 2003, the Company assumed one mortgage for $20 million in connection with the Citrus Center purchase in Orlando, closed four mortgages for approximately $97 million, issued 690,000 common shares for a net $24 million, redeemed 2,650,000 shares of 8.75% Series A Preferred stock and issued 2.4 million shares of 8.0% Series D Preferred stock.   During 2004, Parkway assumed two mortgages totaling $78 million in connection with the Capital City Plaza purchase in Atlanta and the Squaw Peak Corporate Center purchase in Phoenix and placed three mortgages totaling $81 million.  During 2005, Parkway issued 1.6 million shares of common shares for a net $76 million and assumed its proportionate share of a mortgage totaling $100 million in connection with the purchase of a 63% interest in 233 North Michigan.  As of March 31, 2005, the Company's debt-to-total market capitalization ratio was 45.5% as compared to 41.4% as of December 31, 2004 and 40.6% as of March 31, 2004.

o    Uncompromising Focus on Operations.  Recognizing that in this difficult real estate environment, operating efficiently and consistently is more important than ever, Parkway implemented the Uncompromising Focus on Operations ("UFO") program in the first quarter of 2003, whereby Parkway's Customer Advocate grades each property in all areas of consistency and high standards.  This is done in conjunction with the Customer Advocate interviews with each customer each year.  Parkway continues to focus on the basics of our business:  customer retention, leasing, and controlling operating expenses and capital expenditures, to maintain our occupancy, all of which have the effect of maintaining and increasing net operating income.

o   Equity Returns to Shareholders 10% Greater than the NAREIT Office Index.  Parkway is 75% of the way through the VALUE2 plan and has achieved this financial goal for 2003 and 2004. The Company's FFO growth for both years exceeded the FFO growth of the NAREIT Office Index by more than 10%.

 Discretionary Fund.  The Company has begun efforts to form a discretionary fund, which would acquire office properties similar to those currently held in the portfolio. The targeted size of the fund is $500 million comprised of $300 million in debt and $200 million of equity. The Company may contribute approximately $50 million to the equity of the fund. Targeted potential investors are institutions, pension funds, state retirement systems and endowments. The Company would generate additional economic returns through the asset, property and construction management fees and the leasing commissions. There is no assurance that the Company will be successful in its efforts to raise a fund, and even if it is successful, the economic benefits will most likely not be realized until late 2005 or beyond.

Financial Condition

 Comments are for the balance sheet dated March 31, 2005 compared to the balance sheet dated December 31, 2004

       Office and Parking Properties.  In 2004, Parkway continued the application of its strategy of operating and acquiring office properties, joint venturing interests in office assets, as well as liquidating non-core assets and office assets that no longer meet the Company's investment criteria and/or the Company has determined value will be maximized by selling.  During the three months ending March 31, 2005, total assets increased $224.9 million and office and parking properties and parking development (before depreciation) increased $245.4 million or 25.5%.

Purchases and Improvements

       Parkway's direct investment in office and parking properties increased $235,901,000 net of depreciation to a carrying amount of $1.1 billion at March 31, 2005, and consisted of 58 office and parking properties.  The primary reason for the increase in office and parking properties relates to the purchase of two office properties and the purchase of an additional 63% interest in an office property.

       On January 5, 2005, the Company entered into an agreement to purchase the 70% interest held by Investcorp International, Inc., its joint venture partner, in the property known as 233 North Michigan Avenue in Chicago, Illinois. The gross purchase price for the 70% interest was $139.7 million, and the Company closed the investment in two stages. The Company closed 90% of the purchase on January 14, 2005. The second closing for the remainder of Investcorp's interest occurred on April 29, 2005, following lender and rating agency approval. The Company earned a $400,000 incentive fee from Investcorp based upon the economic returns generated over the life of the partnership.  Ninety percent of the incentive fee or $360,000 was recognized on January 14, 2005.  The remaining $40,000 will be recognized in connection with the purchase of the remaining interest during the second quarter of 2005. The purchase was funded with a portion of the proceeds from the sale of 1.6 million shares of common stock to Citigroup Global Markets Inc. on January 10, 2005 and the assumption of an existing first mortgage on the property.

      On March 30, 2005, the Company purchased for $29.3 million the Stein Mart Building and 1300 Riverplace Building in downtown Jacksonville, Florida. In addition to the purchase price the Company expects to invest an additional $4.8 million in improvements and closing costs during the first two years of ownership.  The buildings, which total 293,000 square feet, are 94% leased. The purchase was funded with the remaining proceeds from the Company's January 2005 equity offering as well as funds obtained under its existing line of credit.

       During the three months ending March 31, 2005, the Company also capitalized building improvements, development costs and additional purchase expenses of $10.5 million and recorded depreciation expense of $9.6 million related to its office and parking properties.

       Investment in Unconsolidated Joint Ventures.  Investment in unconsolidated joint ventures decreased $14.5 million during the three months ended March 31, 2005 due to the consolidation of 233 North Michigan effective January 14, 2005.  During the first quarter Parkway purchased an additional 63% interest in 233 North Michigan, raising Parkway's total ownership interest to 93% at March 31, 2005.  The Company expects to purchase the remaining 7% interest during the second quarter of 2005, pending lender and rating agency approval.

       Notes Payable to Banks.  Notes payable to banks increased $41.9 million during the three months ended March 31, 2005.  At March 31, 2005, notes payable to banks totaled $146.5 million and the increase is primarily attributable to advances under bank lines of credit to purchase additional properties and make improvements to office properties.

       Mortgage Notes Payable Without Recourse.  During the three months ended March 31, 2005, mortgage notes payable without recourse increased $107.5 million or 30.4%.  The increase is due to the following factors (in thousands):

Increase
(Decrease)
Acquisition of property subject to first mortgage	$111,680
Scheduled principal payments	(4,211)
$107,469

       The purchase of the 70% interest in 233 North Michigan Avenue was subject to an existing non-recourse first mortgage with an outstanding balance of $100 million, which matures July 2011 and carries a fixed interest rate of 7.21%. In accordance with generally accepted accounting principles, the mortgage was recorded at $111.7 million to reflect the fair value of the financial instrument based on the market rate of 4.94% on the date of purchase.

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

       The computation of the interest and fixed charge coverage ratios and the reconciliation of net income to EBITDA is as follows for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended
	March 31
	2005	2004
Net income	$ 6,276	$ 6,730
Adjustments to net income:
Interest expense	7,711	5,346
Amortization of financing costs	272	201
Prepayment expenses - early extinguishment of debt	-	271
Depreciation and amortization	11,274	7,629
Amortization of deferred compensation	211	197
Gain on note receivable	-	(774)
Tax expenses	28	-
EBITDA adjustments - unconsolidated joint ventures	692	1,426
EBITDA adjustments - minority interest in real estate partnerships	(590)	(536)
EBITDA (1)	$25,874	$20,490

Interest coverage ratio:
EBITDA	$25,874	$20,490
Interest expense:
Interest expense	$ 7,711	$ 5,346
Capitalized interest	104	-
Interest expense - unconsolidated joint ventures	366	725
Interest expense - minority interest in real estate partnerships	(351)	(369)
Total interest expense	$ 7,830	$ 5,702
Interest coverage ratio	3.30	3.59

Fixed charge coverage ratio:
EBITDA	$25,874	$20,490
Fixed charges:
Interest expense	$ 7,830	$ 5,702
Preferred dividends	1,787	2,609
Preferred distributions - unconsolidated joint ventures	21	121
Principal payments (excluding early extinguishment of debt)	4,212	2,850
Principal payments - unconsolidated joint ventures	68	154
Principal payments - minority interest in real estate partnerships	(186)	(129)
Total fixed charges	$13,732	$11,307
Fixed charge coverage ratio	1.88	1.81

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

       Stockholders' equity increased $72 million during the three months ended March 31, 2005, as a result of the following (in thousands):

Increase
(Decrease)
Net income	$ 6,276
Change in unrealized loss on equity securities	(64)
Change in market value of interest rate swap	435
Comprehensive income	6,647
Common stock dividends declared	(9,145)
Preferred stock dividends declared	(1,787)
Shares issued through stock offering	75,839
Exercise of stock options	97
Amortization of unearned compensation	211
Shares issued through DRIP plan	96
$71,958

       On January 10, 2005, the Company sold 1,600,000 shares of common stock to Citigroup Global Markets Inc. The Company used the net proceeds of $76 million towards the acquisition of the 70% interest held by its joint venture partner in the property known as 233 North Michigan Avenue in Chicago, IL and the acquisition of two properties in Jacksonville, FL.

Results of Operations

 Comments are for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

       Net income available to common stockholders for the three months ended March 31, 2005, was $4,489,000 ($.32 per basic common share) as compared to $4,121,000 ($.38 per basic common share) for the three months ended March 31, 2004.  Net income included a gain on a note receivable in the amount of $774,000 for the three months ended March 31, 2004.

       Office and Parking Properties.  The primary reason for the change in the Company's net income from office and parking properties for 2005 as compared to 2004 is the net effect of the operations of the following properties purchased and joint venture interests sold (in thousands):

Properties Purchased:

Office Properties	Purchase Date	Square Feet
Maitland 200	01/29/04	203
Capital City Plaza	04/02/04	408
Squaw Peak Corporate Center	08/24/04	287
233 North Michigan	01/14/05	1,070
Stein Mart Building	03/30/05	197
1300 Riverplace Building	03/30/05	108

Joint Venture Interests Sold:

Office Property/Interest Sold	Date Sold	Square Feet
Falls Point, Lakewood & Carmel Crossing/80%	12/14/04	550

       Operations of office and parking properties are summarized below (in thousands):

	Three Months Ended March 31
	2005	2004
Income	$ 47,297	$ 36,907
Operating expense	(21,205)	(17,569)
	26,092	19,338
Interest expense	(6,778)	(4,872)
Depreciation and amortization	(11,274)	(7,629)
Income from office and parking properties	$ 8,040	$ 6,837

       Management Company Income.  The increase in management company income of $645,000 for the three months ending March 31, 2005 compared to the three months ending March 31, 2004 is primarily due to the $360,000 incentive fee earned by Parkway in connection with the economic returns generated over the life of the 233 North Michigan partnership with Investcorp.  Additionally, Parkway earned a $385,000 commission on the sale of land on behalf of a third-party.

       Interest Expense.  The $1,906,000 increase in interest expense on office properties for the three months ended March 31, 2005 compared to the same period in 2004 is due to the net effect of the early extinguishment of two mortgages in 2004, the new loan assumed in 2005 and the issuance of subsidiary redeemable preferred membership interests in 2004.  The average interest rate on mortgage notes payable as of March 31, 2005 and 2004 was 5.7% and 6.9%, respectively.

       Interest expense on bank notes increased $259,000 for the three months ended March 31, 2005 compared to the same period in 2004.  The change is primarily due to the increase in the weighted average interest rate on bank lines of credit from 2.4% during the three months ended March 31, 2004 to 4.4% during the same period in 2005.

       General and Administrative Expense.  General and administrative expense increased $684,000 for the three months ended March 31, 2005 compared to the same period in 2004.  The increase is primarily due to the net effect of the write off of an investment fee in the amount of $288,000 associated with the original 233 North Michigan joint venture with Investcorp in 2005 and increased legal and accounting fees of $167,000 in 2005.

Liquidity and Capital Resources

Statement of Cash Flows

        Cash and cash equivalents were $2,610,000 and $1,077,000 at March 31, 2005 and December 31, 2004, respectively.  Cash flows provided by operating activities for the three months ending March 31, 2005 were $9,624,000 compared to $6,222,000 for the same period of 2004.  The change in cash flows from operating activities is primarily attributable to the increase in income from office and parking properties.

       Cash used in investing activities was $110,927,000 for the three months ended March 31, 2005 compared to cash used in investing activities of $29,621,000 for the same period of 2004.  The decrease in cash provided by investing activities of $81,306,000 is primarily due to increased office property purchases, parking development and improvements in 2005 of $80,269,000.

       Cash provided by financing activities was $102,836,000 for the three months ended March 31, 2005 compared to cash provided by financing activities of $23,849,000 for the same period of 2004.  The increase in cash provided by financing activities of $78,987,000 is primarily due to the proceeds received from a stock offering in 2005 to fund office property purchases.

Liquidity

       The Company plans to continue pursuing the acquisition of additional investments that meet the Company's investment criteria and intends to use bank lines of credit, proceeds from the sale of non-core assets and office properties, proceeds from the sale of portions of owned assets through joint ventures, possible sales of securities and cash balances to fund those acquisitions.  At March 31, 2005, the Company had $146,514,000 outstanding under three unsecured bank lines of credit.

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

       On March 31, 2005, Parkway entered into an amended Credit Agreement with a consortium of 10 banks with Wachovia Capital Markets, LLC as Sole Lead Arranger and Sole Book Runner, Wachovia Bank, National Association as Administrative Agent, PNC Bank, National Association as Syndication Agent, and other banks as participants.  The amended Credit Agreement provides for a three-year $190 million unsecured revolving credit facility (the "$190 million line").  The $190 million line replaces the previous $170 million unsecured revolving credit facility.  The interest rate on the $190 million line is equal to the 30-day LIBOR rate plus 100 to 150 basis points, depending upon overall Company leverage (with the current rate set at 132.5 basis points).  The interest rate on the $190 million line was 4.4% at March 31, 2005.

       The $190 million line matures February 6, 2007 and allows for a one-year extension option available at maturity.  The line is expected to fund acquisitions of additional investments.  The Company paid a facility fee of $170,000 (10 basis points) and origination fees of $556,000 (32.71 basis points) upon closing of the original loan agreement and pays an annual administration fee of $35,000.  The Company also pays fees on the unused portion of the line based upon overall Company leverage, with the current rate set at 12.5 basis points.

       On February 4, 2005, Parkway amended and renewed the one-year $15 million unsecured line of credit with PNC Bank (the "$15 million line").  This line of credit matures February 2, 2006, is unsecured and is expected to fund the daily cash requirements of the Company's treasury management system.  The interest rate on the $15 million line is equal to the 30-day LIBOR rate plus 100 to 150 basis points, depending upon overall Company leverage (with the current rate set at 132.5 basis points).  The interest rate on the $15 million line was 4.2% at March 31, 2005.  The Company paid a facility fee of $15,000 (10 basis points) upon closing of the loan agreement.  Under the $15 million line, the Company does not pay annual administration fees or fees on the unused portion of the line.

       On December 7, 2004, the Company closed a $9 million unsecured line of credit with Trustmark National Bank (the "$9 million line").  The interest rate on the $9 million line is equal to the 30-day LIBOR rate plus 132.5 basis points and was 4% at March 31, 2005.  This line of credit matures December 7, 2005 and the proceeds were used to fund the construction of the City Centre Garage.

       The Company's interest rate hedge contracts as of March 31, 2005 are summarized as follows (in thousands):

Type of	Notional	Maturity		Fixed	Fair
Hedge	Amount	Date	Reference Rate	Rate	Market Value
Swap	$20,000	12/31/05	1-Month LIBOR	3.183%	$ 59
Swap	$40,000	06/30/06	1-Month LIBOR	3.530%	150
					$209

       To protect against the potential for rapidly rising interest rates, the Company entered into two interest rate swap agreements in May 2004. The first interest rate swap agreement is for a $40 million notional amount and fixed the 30-day LIBOR interest rate at 3.53% for the period January 1, 2005 through June 30, 2006. The second interest rate swap agreement is for a $20 million notional amount and fixed the 30-day LIBOR interest rate at 3.18% for the period January 1, 2005 through December 31, 2005.  The Company designated the swaps as hedges of the variable interest rates on the Company's borrowings under the $190 million line.  Accordingly, changes in the fair value of the swap are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings.

       At March 31, 2005, the Company had $461,444,000 of non-recourse fixed rate mortgage notes payable with an average interest rate of 5.7% secured by office properties and $146,514,000 drawn under bank lines of credit. Parkway's pro rata share of unconsolidated joint venture debt was $22,410,000 with an average interest rate of 5.2% at March 31, 2005.  Based on the Company's total market capitalization of approximately $1.4 billion at March 31, 2005 (using the March 31, 2005 closing price of $46.70 per common share), the Company's debt represented approximately 45.5% of its total market capitalization.  The Company targets a debt to total market capitalization rate at a percentage in the mid-40's.  This rate may vary at times pending acquisitions, sales and/or equity offerings.  In addition, volatility in the price of the Company's common stock may affect the debt to total market capitalization ratio.  However, over time the Company plans to maintain a percentage in the mid-40's.  In addition to this debt ratio, the Company monitors interest and fixed charge coverage ratios.  The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization.  This ratio for the three months ending March 31, 2005 and 2004 was 3.30 and 3.59 times, respectively.  The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to earnings before interest, taxes, depreciation and amortization.  This ratio for the three months ending March 31, 2005 and 2004 was 1.88 and 1.81 times, respectively.

       The table below presents the principal payments due and weighted average interest rates for the fixed rate debt.

	Average	Fixed Rate Debt
	Interest Rate	(In thousands)
2005*	5.73%	$13,806
2006	5.71%	20,170
2007	5.67%	39,202
2008	5.73%	102,777
2009	5.79%	35,036
2010	5.48%	96,178
Thereafter	7.57%	154,275
Total		$461,444

Fair value at 03/31/05		$468,293

*Remaining nine months

       The Company presently has plans to make additional capital improvements at its office properties in 2005 of approximately $22 million.  These expenses include tenant improvements, capitalized acquisition costs and capitalized building improvements.  Approximately $5 million of these improvements relate to upgrades on properties acquired in recent years that were anticipated at the time of purchase.  All such improvements are expected to be financed by cash flow from the properties and advances on the bank lines of credit.

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

Contractual Obligations

       See information appearing under the caption "Financial Condition - Mortgage Notes Payable Without Recourse" in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of changes in long-term debt since December 31, 2004.  There are no other material changes in Parkway's fixed contractual obligations since December 31, 2004.

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

       The following table presents a reconciliation of the Company's net income to FFO for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31
	2005	2004
Net income	$ 6,276	$6,730
Adjustments to derive funds from operations:
Depreciation and amortization	11,274	7,629
Minority interest depreciation and amortization	(233)	(162)
Adjustments for unconsolidated joint ventures	283	543
Preferred dividends	(1,200)	(1,200)
Convertible preferred dividends	(587)	(1,409)
Minority interest - unit holders	1	1
Funds from operations applicable to common
Shareholders	$15,814	$12,132

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

       During the period covered by this report, the Company reviewed its internal controls, and there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

 PART II.   OTHER INFORMATION

 Item 6.  Exhibits

       10          Second Amendment to Credit Agreement among Parkway Properties, LP; 111 Capitol Building Limited Partnership; Parkway Jackson LLC; Parkway Lamar LLC; Parkway Properties, Inc. and Parkway Properties General Partners, Inc. as Guarantors; Wachovia Bank, National Association as Agent; Wachovia Capital Markets, LLC as Sole Lead Arranger and Sole Book Runner and the Lenders dated March 31, 2005 (incorporated by reference to the Registrant's Form 8-K filed April 4, 2005).

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

DATE: May 5, 2005	PARKWAY PROPERTIES, INC.

	BY:	/s/ Mandy M. Pope
Mandy M. Pope, CPA
Senior Vice President and
Chief Accounting Officer