Form 10-Q
period 2005-06-30
PARKWAY PROPERTIES INC
filed 2005-08-05
CIK 729237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

___________________________________________

FORM 10-Q

☒                                                       Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2005

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

        14,111,698 shares of Common Stock, $.001 par value, were outstanding as of  August 1, 2005.

PARKWAY PROPERTIES, INC.

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED JUNE 30, 2005

Part I. Financial Information

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30	December 31
	2005	2004
	(Unaudited)
Assets
Real estate related investments:
Office and parking properties	$1,150,201	$959,279
Office property held for sale	12,437	-
Parking development	-	4,434
Accumulated depreciation	(161,873)	(142,906)
	1,000,765	820,807

Land available for sale	1,467	3,528
Investment in unconsolidated joint ventures	13,833	25,294
	1,016,065	849,629

Rents receivable and other assets	61,489	42,448
Intangible assets, net	61,604	38,034
Cash and cash equivalents	1,093	1,077
	$1,140,251	$931,188
Liabilities
Notes payable to banks	$149,616	$104,618
Mortgage notes payable without recourse	438,286	353,975
Accounts payable and other liabilities	55,174	42,468
Subsidiary redeemable preferred membership interests	10,741	10,741
	653,817	511,802
Minority Interest
Minority Interest - unit holders	39	39
Minority Interest - real estate partnerships	3,808	3,699
	3,847	3,738
Stockholders' Equity
8.34% Series B Cumulative Convertible Preferred stock,
$.001 par value, 2,142,857 shares authorized,
803,499 shares issued and outstanding	28,122	28,122
Series C Preferred stock, $.001 par value, 400,000 shares
authorized, no shares issued	-	-
8.00% Series D Preferred stock, $.001 par value, 2,400,000
shares authorized, issued and outstanding	57,976	57,976
Common stock, $.001 par value, 65,057,143 shares authorized,
14,102,549 and 12,464,817 shares issued and outstanding
in 2005 and 2004, respectively	14	12
Excess stock, $.001 par value, 30,000,000 shares authorized,
no shares issued	-	-
Common stock held in trust, at cost, 130,000 shares	(4,400)	(4,400)
Additional paid-in capital	387,595	310,455
Unearned compensation	(3,242)	(4,122)
Accumulated other comprehensive income (loss)	111	(226)
Retained earnings	16,411	27,831
	482,587	415,648
	$1,140,251	$931,188

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended
	June 30
	2005	2004
	(Unaudited)
Revenues
Income from office and parking properties	$48,113	$39,702
Management company income	1,231	431
Other income	106	3
	49,450	40,136
Expenses
Office and parking properties:
Operating expense	22,408	18,328
Interest expense:
Contractual	6,559	4,805
Subsidiary redeemable preferred membership interests	188	267
Amortization of loan costs	195	159
Depreciation and amortization	14,731	8,217
Operating expense for other real estate properties	1	10
Interest expense on bank notes:
Contractual	1,716	930
Amortization of loan costs	126	103
Management company expenses	123	96
General and administrative	832	933
	46,879	33,848
Income before equity in earnings, gain, minority interest
and discontinued operations	2,571	6,288
Equity in earnings of unconsolidated joint ventures	250	367
Gain on sale of joint venture interest and real estate	991	-
Minority interest - unit holders	-	(1)
Minority interest - real estate partnerships	(16)	101
Income before discontinued operations	3,796	6,755
Discontinued operations:
Income from discontinued operations	281	203
Net income	4,077	6,958
Change in unrealized loss on equity securities	11	-
Change in market value of interest rate swaps	(45)	206
Comprehensive income	$4,043	$7,164
Net income available to common stockholders:
Net income	$4,077	$6,958
Dividends on preferred stock	(1,200)	(1,200)
Dividends on convertible preferred stock	(586)	(1,363)
Net income available to common stockholders	$2,291	$4,395
Net income per common share:
Basic:
Income from continuing operations	$0.14	$0.38
Discontinued operations	0.02	0.02
Net income	$0.16	$0.40
Diluted:
Income from continuing operations	$0.14	$0.37
Discontinued operations	0.02	0.02
Net income	$0.16	$0.39
Dividends per common share	$0.65	$0.65
Weighted average shares outstanding:
Basic	14,080	11,085
Diluted	14,250	11,258

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	Six Months Ended
	June 30
	2005	2004
	(Unaudited)
Revenues
Income from office and parking properties	$94,846	$76,110
Management company income	2,282	837
Other income	241	17
	97,369	76,964
Expenses
Office and parking properties:
Operating expense	43,405	35,688
Interest expense:
Contractual	13,004	9,317
Subsidiary redeemable preferred membership interests	373	267
Prepayment expenses	-	271
Amortization of loan costs	343	248
Depreciation and amortization	25,933	15,801
Operating expense for other real estate properties	2	20
Interest expense on bank notes:
Contractual	2,797	1,764
Amortization of loan costs	250	215
Management company expenses	358	172
General and administrative	2,550	1,967
	89,015	65,730
Income before equity in earnings, gain, minority interest
and discontinued operations	8,354	11,234
Equity in earnings of unconsolidated joint ventures	765	1,110
Gain on sale of joint venture interest, real estate and note receivable	991	774
Minority interest - unit holders	(1)	(1)
Minority interest - real estate partnerships	(321)	123
Income before discontinued operations	9,788	13,240
Discontinued operations:
Income from discontinued operations	565	448
Net income	10,353	13,688
Change in unrealized loss on equity securities	(53)	-
Change in market value of interest rate swaps	390	166
Comprehensive income	$10,690	$13,854
Net income available to common stockholders:
Net income	$10,353	$13,688
Dividends on preferred stock	(2,400)	(2,400)
Dividends on convertible preferred stock	(1,173)	(2,772)
Net income available to common stockholders	$6,780	$8,516
Net income per common share:
Basic:
Income from continuing operations	$0.44	$0.74
Discontinued operations	0.04	0.04
Net income	$0.48	$0.78
Diluted:
Income from continuing operations	$0.44	$0.72
Discontinued operations	0.04	0.04
Net income	$0.48	$0.76
Dividends per common share	$1.30	$1.30
Weighted average shares outstanding:
Basic	13,994	10,974
Diluted	14,168	11,178

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Six Months Ended
	June 30
	2005	2004
	(Unaudited)

8.34% Series B Cumulative Convertible
Preferred stock, $.001 par value
Balance at beginning of period	$28,122	$68,000
Conversion of preferred stock to common stock	-	(2,625)
Balance at end of period	28,122	65,375
8.00% Series D Preferred stock, $.001 par value
Balance at beginning of period	57,976	57,976
Balance at end of period	57,976	57,976
Common stock, $.001 par value
Balance at beginning of period	12	11
Shares issued - stock offering	2	-
Balance at end of period	14	11
Common stock held in trust
Balance at beginning of period	(4,400)	(4,321)
Shares contributed to deferred compensation plan	-	(79)
Balance at end of period	(4,400)	(4,400)
Additional paid-in capital
Balance at beginning of period	310,455	252,695
Stock options exercised	1,101	2,605
Shares issued in lieu of Directors' fees	193	137
Restricted shares forfeited	(679)	-
Deferred incentive share units forfeited	(34)	-
Shares issued - DRIP plan	750	11,242
Shares issued - stock offering	75,809	-
Conversion of preferred stock to common stock	-	2,625
Balance at end of period	387,595	269,304
Unearned compensation
Balance at beginning of period	(4,122)	(4,634)
Restricted shares forfeited	679	-
Deferred incentive share units forfeited	34	-
Amortization of unearned compensation	167	393
Balance at end of period	(3,242)	(4,241)
Accumulated other comprehensive income (loss)
Balance at beginning of period	(226)	-
Change in unrealized loss on equity securities	(53)	-
Change in market value of interest rate swaps	390	166
Balance at end of period	111	166
Retained earnings
Balance at beginning of period	27,831	38,253
Net income	10,353	13,688
Preferred stock dividends declared	(2,400)	(2,400)
Convertible preferred stock dividends declared	(1,173)	(2,772)
Common stock dividends declared	(18,200)	(14,423)
Balance at end of period	16,411	32,346
Total stockholders' equity	$482,587	$416,537

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30
	2005	2004
	(Unaudited)

Operating activities
Net income	$10,353	$13,688
Adjustments to reconcile net income to cash provided by
operating activities:
Depreciation and amortization	25,933	15,801
Depreciation and amortization - discontinued operations	121	118
Amortization of above market leases	867	131
Amortization of loan costs	593	463
Amortization of unearned compensation	167	393
Income (loss) allocated to minority interests	322	(122)
Gain on sale of joint venture interest, real estate and note receivable	(991)	(774)
Equity in earnings of unconsolidated joint ventures	(765)	(1,110)
Changes in operating assets and liabilities:
Increase in receivables and other assets	(6,007)	(2,884)
Increase (decrease) in accounts payable and accrued expenses	(2,603)	1,108

Cash provided by operating activities	27,990	26,812

Investing activities
Payments received on mortgage loans	-	774
Distributions from unconsolidated joint ventures	2,811	1,336
Investments in unconsolidated joint ventures	(45)	(197)
Purchases of real estate related investments	(106,100)	(59,390)
Proceeds from sale of joint venture interest	3,253	-
Real estate development	(3,368)	(302)
Improvements to real estate related investments	(17,302)	(13,984)

Cash used in investing activities	(120,751)	(71,763)

Financing activities
Principal payments on mortgage notes payable	(8,094)	(12,613)
Net proceeds from bank borrowings	45,388	19,252
Proceeds from long-term financing	-	28,950
Stock options exercised	1,101	2,605
Dividends paid on common stock	(18,129)	(14,238)
Dividends paid on preferred stock	(4,050)	(5,227)
Proceeds from DRIP Plan	750	11,242
Proceeds from stock offerings and preferred membership interests	75,811	15,491

Cash provided by financing activities	92,777	45,462

Impact on cash of consolidation of MBALP	-	763

Change in cash and cash equivalents	16	1,274

Cash and cash equivalents at beginning of period	1,077	468

Cash and cash equivalents at end of period	$1,093	$1,742

See notes to consolidated financial statements.

Parkway Properties, Inc.
Notes to Consolidated Financial Statements (Unaudited)
 June 30, 2005

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

        The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  All such adjustments are of a normal recurring nature.  Operating results for the three months and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.  The financial statements should be read in conjunction with the annual report and the notes thereto.

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

(3)   Supplemental Cash Flow Information and Schedule of Non-Cash Investing and Financing Activity

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

	Six Months Ended
	June 30
	2005	2004
	(in thousands)

Supplemental cash flow information:
Cash paid for interest	$15,179	$10,708
Income taxes (refunded) paid	(19)	(4)
Supplemental schedule of non-cash investing and financing activity:
Mortgage assumed in purchase	111,680	49,073
Mortgage transferred to joint venture	(19,275)	-
Restricted shares forfeited	(679)	-
Shares issued in lieu of Directors' fees	193	137

(4)   Acquisitions and Dispositions

        On January 5, 2005, the Company entered into an agreement to purchase the 70% interest held by Investcorp International, Inc., its joint venture partner, in the property known as 233 North Michigan Avenue in Chicago, Illinois. The gross purchase price for the 70% interest was $139.7 million, and the Company closed the investment in two stages. The Company closed 90% of the purchase on January 14, 2005. The second closing for the remainder of Investcorp's interest occurred on April 29, 2005, following lender and rating agency approval. The Company earned a $400,000 incentive fee from Investcorp based upon the economic returns generated over the life of the partnership.  The purchase was funded with a portion of the proceeds from the sale of 1.6 million shares of common stock to Citigroup Global Markets Inc. on January 10, 2005 and the assumption of an existing first mortgage on the property.  The allocation of the purchase price is preliminary pending completion of the valuation of tangible and intangible assets.  The preliminary allocation of purchase price to intangible assets and liabilities is as follows (in thousands):

Lease in place value	$16,037
Above market lease value	13,482
Below market lease value	(4,162)
$25,357

        The unaudited pro forma effect on the Company's results of operations for the 233 North Michigan purchase as if the purchase had occurred on January 1, 2004 is as follows (in thousands, except per share data):

	Six Months Ended
	June 30
	2005	2004
Revenues	$1,099	$15,673
Net income available to common stockholders	$137	$52
Basic earnings per share	$0.01	$(0.10)
Diluted earnings per share	$0.01	$(0.09)

        On March 30, 2005, the Company purchased for $29.3 million the Stein Mart Building and Riverplace South in downtown Jacksonville, Florida. In addition to the purchase price the Company expects to invest an additional $4.8 million in improvements and closing costs during the first two years of ownership.  The buildings, which total 293,000 square feet, are 94% leased. The purchase was funded with the remaining proceeds from the Company's January 2005 equity offering as well as funds obtained under its existing line of credit.  The allocation of purchase price to intangible assets and liabilities is as follows (in thousands):

Lease in place value	$2,006
Above market lease value	236
Below market lease value	(1,023)
$1,219

        On June 16, 2005, the Company closed the joint venture of Maitland 200 to Rubicon America Trust ("Rubicon"), an Australian listed property trust.  Maitland 200 is a 203,000 square foot, 96.5% leased office property located in Orlando, Florida.  The consideration places total building value at $28.4 million.  Rubicon acquired an 80% interest in the single purpose entity that owns the property and assumed 100% of the existing $19.3 million, 4.4% first mortgage.  Parkway received a $947,000 acquisition fee at closing and retained management and leasing of the property and a 20% ownership interest.  Parkway recognized a gain for financial reporting purposes on the transfer of the 80% interest of $1.3 million in the second quarter.  The joint venture is accounted for using the equity method of accounting.

(5)   Office Property Held for Sale

        The Company has entered into an agreement to sell The Park on Camelback ("the Park"), a 102,000 square foot,  85% leased office property located in Phoenix, Arizona, to an unrelated third party.  The gross sales price for the property is $17.5 million and the estimated gain on the sale is approximately $4 million.  Subject to due diligence, the Company expects to close the sale in the third quarter of 2005.  Therefore, the Park has been classified as an office property held for sale as of June 30, 2005, and all current and prior period income from the office property has been classified as discontinued operations.

        The major classes of assets and liabilities classified as held for sale for the Park as of June 30, 2005 are as follows (in thousands):

June 30
2005

Balance Sheet:
Investment property	$13,046
Accumulated depreciation	(609)
Office property held for sale	12,437
Rents receivable and other assets	105
Total assets	$12,542

Accounts payable and other liabilities	$230
Stockholders' equity	12,312
Total liabilities and stockholders' equity	$12,542

The amounts of revenue and expense for the Park reported in discontinued operations for the three months and six months ended June 30, 2005 and 2004 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Income Statement:
Revenues
Income from office and parking properties	$564	$522	$1,128	$1,021
	564	522	1,128	1,021
Expenses
Office and parking properties:
Operating expense	234	246	442	455
Depreciation and amortization	49	73	121	118
	283	319	563	573
Income from discontinued operations	$281	$203	$565	$448

(6)   Investment  in Unconsolidated Joint Ventures

        As of June 30, 2005, the Company was invested in five joint ventures.  As required by generally accepted accounting principles, these joint ventures are accounted for using the equity method of accounting, as Parkway does not control any of these joint ventures and is not the primary beneficiary.  As a result, the assets and liabilities of the joint ventures are not included on Parkway's consolidated balance sheets as of June 30, 2005.  Information relating to the unconsolidated joint ventures is detailed below.

			Square	Parkway's
			Feet	Ownership	Percentage
Joint Ventures	Property Name	Location	(in thousands)	Interest	Leased

Phoenix OfficeInvest, LLC ("Viad JV")	Viad Corporate Center	Phoenix, AZ	481	30.0%	95.5%
Wink-Parkway Partnership	Wink Building	New Orleans, LA	32	50.0%	100.0%
Parkway Joint Venture, LLC ("Jackson JV")	UBS Building/River Oaks	Jackson, MS	170	20.0%	89.5%
RubiconPark I, LLC ("Rubicon JV")	Lakewood/Falls Pointe	Atlanta, GA	550	20.0%	91.3%
	Carmel Crossing	Charlotte, NC
RubiconPark II, LLC ("Maitland JV")	Maitland 200	Orlando, FL	203	20.0%	96.5%
			1,436		93.4%

Balance sheet information for the unconsolidated joint ventures is summarized below as of June 30, 2005 and December 31, 2004 (in thousands):

Balance Sheet Information
	June 30, 2005
	233 North	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	Michigan	JV	Partnership	JV	JV	JV	Total
Unconsolidated Joint Ventures (at 100%):
Real Estate, Net	$-	$59,104	$1,248	$16,774	$68,807	$29,612	$175,545
Other Assets		7,459	196	1,162	7,040	482	16,339
Total Assets	$-	$66,563	$1,444	$17,936	$75,847	$30,094	$191,884

Mortgage Debt (a)	$-	$50,000	$409	$12,600	$52,000	$19,275	$134,284
Other Liabilities	-	4,980	3	378	2,267	764	8,392
Partners'/Shareholders' Equity	-	11,583	1,032	4,958	21,580	10,055	49,208
Total Liabilities and
Partners'/Shareholders' Equity	$-	$66,563	$1,444	$17,936	$75,847	$30,094	$191,884

Parkway's Share of Unconsolidated
Joint Ventures:
Real Estate, Net	$-	$17,731	$624	$3,355	$13,761	$5,922	$41,393
Mortgage Debt	$-	$15,000	$204	$2,520	$7,200	$-	$24,924
Net Investment in Joint Ventures	$-	$2,659	$516	$(66)	$5,656	$5,068	$13,833

	December 31, 2004
	233 North	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	Michigan	JV	Partnership	JV	JV	JV	Total
Unconsolidated Joint Ventures (at 100%):
Real Estate, Net	$168,135	$58,688	$1,259	$16,654	$69,336	$-	$314,072
Other Assets	14,245	3,737	154	530	6,675	-	25,341
Total Assets	$182,380	$62,425	$1,413	$17,184	$76,011	$-	$339,413

Mortgage Debt (a)	$100,133	$42,500	$450	$11,269	$52,000	$-	$206,352
Other Liabilities	10,797	2,579	3	532	295	-	14,206
Partners'/Shareholders' Equity	71,450	17,346	960	5,383	23,716	-	118,855
Total Liabilities and
Partners'/Shareholders' Equity	$182,380	$62,425	$1,413	$17,184	$76,011	$-	$339,413

Parkway's Share of Unconsolidated
Joint Ventures:
Real Estate, Net	$50,440	$17,606	$630	$3,331	$13,867	$-	$85,874
Mortgage Debt	$30,040	$12,750	$225	$2,254	$7,200	$-	$52,469
Net Investment in Joint Ventures	$14,539	$4,388	$480	$19	$5,868	$-	$25,294

        (a)   The mortgage debt, all of which is non-recourse, is collateralized by the individual real estate properties within each venture.

        The terms related to Parkway's share of unconsolidated joint venture mortgage debt are summarized below (in thousands):

				Monthly	Loan	Loan
	Type of	Interest		Debt	Balance	Balance
Joint Venture	Debt Service	Rate	Maturity	Service	06/30/05	12/31/04

Viad JV	Interest Only	LIBOR + 2.150%	05/12/07	$66	$15,000	$12,750
Wink-Parkway Partnership	Amortizing	8.625%	07/01/09	5	204	225
Maitland JV	Interest Only	4.390%	06/01/11	-	-	-
233 North Michigan Avenue	Amortizing	7.350%	07/11/11	-	-	30,040
Rubicon JV	Interest Only	4.865%	01/01/12	30	7,200	7,200
Jackson JV	Interest Only	5.840%	07/01/15	12	2,520	2,254
				$113	$24,924	$52,469

Weighted average interest rate at end of period					5.220%	6.982%

        The following table presents Parkway's proportionate share of principal payments due for mortgage debt in unconsolidated joint ventures (in thousands):

	Viad	Wink	Jackson	Rubicon	Maitland
	JV	Partnership	JV	JV	JV	Total
2005 (6 Months Remaining)	$-	$21	$-	$-	$-	$21
2006	-	46	-	-	-	46
2007	15,000	50	-	-	-	15,050
2008	-	54	-	-	-	54
2009	-	33	13	100	-	146
2010	-	-	33	114	-	147
Thereafter	-	-	2,474	6,986	-	9,460
	$15,000	$204	$2,520	$7,200	$-	$24,924

        On April 11, 2005, the Viad Joint Venture refinanced its existing $42.5 million mortgage priced at LIBOR plus 260 basis points with a two-year $50 million mortgage priced at LIBOR plus 215 basis points. The new mortgage contains three one-year extension options with the first extension at no cost. Parkway's pro rata share of this mortgage is 30%.

        On June 16, 2005, the Maitland Joint Venture was formed between Parkway, a 20% partner, and Rubicon, an 80% partner.  The Maitland Joint Venture assumed the existing $19.3 million, 4.39% first mortgage, which matures July 2011.  As part of the joint venture agreement, Rubicon's pro rata share of the existing mortgage is 100%.

        On June 17, 2005, the Jackson Joint Venture refinanced its existing 5.84%, $11.2 million mortgage with a 10-year, 5.84%, $12.6 million mortgage.  The mortgage is interest only for four years and matures July 1, 2015.  Parkway's pro rata share of this mortgage is 20%.

        Income statement information for the unconsolidated joint ventures is summarized below for the three months and six months ending June 30, 2005 and 2004 (in thousands):

Results of Operations
	Three Months Ended June 30, 2005
	233 North	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	Michigan	JV	Partnership	JV	JV	JV	Total

Unconsolidated Joint Ventures (100%):
Revenues	$-	$2,806	$76	$672	$2,407	$152	$6,113
Operating Expenses	-	(1,335)	(25)	(309)	(953)	(67)	(2,689)
Net Operating Income	-	1,471	51	363	1,454	85	3,424
Interest Expense	-	(674)	(9)	(167)	(639)	(35)	(1,524)
Loan Cost Amortization	-	(85)	(1)	(43)	(16)	-	(145)
Depreciation and Amortization	-	(430)	(5)	(102)	(371)	(28)	(936)
Net Income	$-	$282	$36	$51	$428	$22	$819
Parkway's Share of Unconsolidated
Joint Ventures:
Net Income	$-	$85	$18	$10	$126	$11	$250
Depreciation and Amortization	$-	$129	$3	$20	$74	$6	$232
Interest Expense	$-	$202	$5	$33	$89	$-	$329
Loan Cost Amortization	$-	$25	$-	$9	$2	$-	$36
Other Supplemental Information:
Distributions from Unconsolidated JVs	$-	$1,955	$-	$127	$213	$-	$2,295
Results of Operations
	Three Months Ended June 30, 2004
	233 North	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	Michigan	JV	Partnership	JV	JV	JV	Total

Unconsolidated Joint Ventures (100%):
Revenues	$7,851	$2,900	$82	$704	$-	$-	$11,537
Operating Expenses	(3,702)	(1,373)	(27)	(310)	-	-	(5,412)
Net Operating Income	4,149	1,527	55	394	-	-	6,125
Interest Expense	(1,818)	(432)	(11)	(166)	-	-	(2,427)
Loan Cost Amortization	(30)	(92)	(1)	(1)	-	-	(124)
Depreciation and Amortization	(1,411)	(400)	(5)	(97)	-	-	(1,913)
Preferred Distributions	(418)	-	-	-	-	-	(418)
Net Income	$472	$603	$38	$130	$-	$-	$1,243
Parkway's Share of Unconsolidated
Joint Ventures:
Net Income	$141	$181	$19	$26	$-	$-	$367
Depreciation and Amortization	$423	$120	$2	$20	$-	$-	$565
Interest Expense	$545	$130	$5	$34	$-	$-	$714
Loan Cost Amortization	$9	$28	$-	$-	$-	$-	$37
Preferred Distributions	$126	$-	$-	$-	$-	$-	$126
Other Supplemental Information:
Distributions from Unconsolidated JVs	$386	$124	$46	$22	$-	$-	$578

Results of Operations
	Six Months Ended June 30, 2005
	233 North	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	Michigan	JV	Partnership	JV	JV	JV	Total

Unconsolidated Joint Ventures (100%):
Revenues	$1,134	$6,232	$152	$1,382	$4,787	$152	$13,839
Operating Expenses	(619)	(2,595)	(49)	(604)	(1,865)	(67)	(5,799)
Net Operating Income	515	3,637	103	778	2,922	85	8,040
Interest Expense	(252)	(1,223)	(19)	(331)	(1,272)	(35)	(3,132)
Loan Cost Amortization	(4)	(147)	(1)	(45)	(32)	-	(229)
Depreciation and Amortization	(205)	(854)	(11)	(197)	(733)	(28)	(2,028)
Preferred Distributions	(69)	-	-	-	-	-	(69)
Net Income	$(15)	$1,413	$72	$205	$885	$22	$2,582
Parkway's Share of Unconsolidated
Joint Ventures:
Net Income	$(5)	$424	$36	$41	$258	$11	$765
Depreciation and Amortization	$62	$256	$6	$39	$146	$6	$515
Interest Expense	$75	$367	$10	$66	$177	$-	$695
Loan Cost Amortization	$1	$45	$-	$9	$4	$-	$59
Preferred Distributions	$21	$-	$-	$-	$-	$-	$21
Other Supplemental Information:						$-
Distributions from Unconsolidated JVs	$64	$2,152	$-	$126	$469	$-	$2,811

Results of Operations
	Six Months Ended June 30, 2004
	233 North	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	Michigan	JV	Partnership	JV	JV	JV	Total

Unconsolidated Joint Ventures (100%):
Revenues	$16,791	$5,728	$159	$1,420	$-	$-	$24,098
Operating Expenses	(7,397)	(2,581)	(50)	(611)	-	-	(10,639)
Net Operating Income	9,394	3,147	109	809	-	-	13,459
Interest Expense	(3,651)	(886)	(22)	(333)	-	-	(4,892)
Loan Cost Amortization	(59)	(185)	(2)	(2)	-	-	(248)
Depreciation and Amortization	(2,773)	(780)	(11)	(185)	-	-	(3,749)
Preferred Distributions	(823)	-	-	-	-	-	(823)
Net Income	$2,088	$1,296	$74	$289	$-	$-	$3,747
Parkway's Share of Unconsolidated
Joint Ventures:
Net Income	$626	$389	$37	$58	$-	$-	$1,110
Depreciation and Amortization	$832	$234	$5	$37	$-	$-	$1,108
Interest Expense	$1,095	$266	$11	$67	$-	$-	$1,439
Loan Cost Amortization	$18	$56	$-	$-	$-	$-	$74
Preferred Distributions	$247	$-	$-	$-	$-	$-	$247
Other Supplemental Information:
Distributions from Unconsolidated JVs	$794	$431	$46	$65	$-	$-	$1,336

(7)   Minority Interest - Real Estate Partnerships

        In compliance with FIN 46R (see "Basis of Presentation"), Parkway began consolidating its ownership interest in Moore Building Associates LP ("MBALP") effective January 1, 2004.  Parkway has less than .1% ownership interest in MBALP and acts as the managing general partner of this partnership.

        MBALP was established for the purpose of owning a commercial office building (the Toyota Center in Memphis, Tennessee) and is primarily funded with financing from a third party lender, which is secured by a first lien on the rental property of the partnership.  The creditors of MBALP do not have recourse to Parkway.  In acting as the general partner, Parkway is committed to providing additional funding to meet partnership operating deficits up to an aggregate amount of $1 million.  MBALP has a fixed rate non-recourse first mortgage in the amount of $13.2 million that is secured by the Toyota Center, which has a carrying amount of $23.2 million.

        Parkway receives income from MBALP in the form of interest from a construction note receivable, incentive management fees and property management fees.  As a result of the consolidation of MBALP, Parkway has eliminated any intercompany asset, liability, revenue and expense accounts between Parkway and MBALP.

        Minority interest in real estate partnerships represents the other partner's proportionate share of equity in the partnership discussed above at June 30, 2005.  Income is allocated to minority interest based on the weighted average percentage ownership during the year.

(8)   Stock based compensation

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

	Six Months Ended
	June 30
	2005	2004
Net income available to common stockholders	$ 6,780	$ 8,516
Stock based employee compensation costs assuming fair value method	(79)	(167)
Pro format net income available to common stockholders	$ 6,701	$ 8,349
Pro forma net income per common share:
Basic:
Net income available to common stockholders	$ .48	$ .78
Stock based employee compensation costs assuming fair value method	(.01)	(.02)
Pro forma net income per common share	$ .47	$ .76
Diluted:
Net income available to common stockholders	$ .48	$ .76
Stock based employee compensation costs assuming fair value method	(.01)	(.02)
Pro forma net income per common share	$ .47	$ .74

        Effective January 1, 2003, the stockholders of the Company approved Parkway's 2003 Equity Incentive Plan (the "2003 Plan") that authorized the grant of up to 200,000 equity based awards to employees of the Company.  At present, it is Parkway's intention to grant restricted stock and/or deferred incentive share units instead of stock options.  Restricted stock and deferred incentive share units are valued based on the New York Stock Exchange closing market price of Parkway common shares (NYSE ticker symbol PKY) as of the date of grant.  As of June 30, 2005, 124,000 restricted shares have been issued and are valued at $4,484,000 and 8,755 deferred incentive share units have been granted and are valued at $402,000.  The Company accounts for restricted stock and deferred incentive share units in accordance with APB No. 25 and accordingly, compensation expense is recognized over the expected vesting period.  Compensation expense related to restricted stock and deferred incentive share units of $167,000 and $393,000 was recognized for the six months ending June 30, 2005 and 2004, respectively.

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

(9)   Capital and Financing Transactions

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

        On February 4, 2005, Parkway amended and renewed the one-year $15 million unsecured line of credit with PNC Bank.  This line of credit matures February 2, 2006 and is expected to fund the daily cash requirements of the Company's treasury management system.  The interest rate on the $15 million line is equal to the 30-day LIBOR rate plus 100 to 150 basis points, depending upon overall Company leverage (with the current rate set at LIBOR plus 132.5 basis points or 4.7%).  The Company paid a facility fee of $15,000 (10 basis points) upon closing of the loan agreement.  Under the $15 million line, the Company does not pay annual administration fees or fees on the unused portion of the line.

        On March 31, 2005, Parkway entered into an amended Credit Agreement with a consortium of 10 banks with Wachovia Capital Markets, LLC as Sole Lead Arranger and Sole Book Runner, Wachovia Bank, National Association as Administrative Agent, PNC Bank, National Association as Syndication Agent, and other banks as participants.  The amended Credit Agreement provides for a three-year $190 million unsecured revolving credit facility.  The $190 million line replaces the previous $170 million unsecured revolving credit facility.  The interest rate on the $190 million line is equal to the 30-day LIBOR rate plus 100 to 150 basis points, depending upon overall Company leverage (with the current rate set at LIBOR plus 132.5 basis points or 4.7%).  The $190 million line matures February 6, 2007 and allows for a one-year extension option available at maturity.  The line is expected to fund additional investments.

(10) Segment Information

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

The following is a reconciliation of FFO and net income available to common stockholders for office properties and total consolidated entities for the three months ending June 30, 2005 and 2004.

	As of or for the three months ended			As of or for the three months ended
	June 30, 2005			June 30, 2004
	Office	Unallocated		Office	Unallocated
	Properties	and Other	Consolidated	Properties	and Other	Consolidated
		(In thousands)			(In thousands)

Property operating revenues (a)	$48,113	$-	$48,113	$39,702	$-	$39,702
Property operating expenses (b)	(22,408)	-	(22,408)	(18,328)	-	(18,328)
Property net operating income from
continuing operations	25,705	-	25,705	21,374	-	21,374

Management company income	-	1,231	1,231	-	431	431
Other income	-	106	106	-	3	3
Interest expense (c)	(6,942)	(1,842)	(8,784)	(5,231)	(1,033)	(6,264)
Management company expenses	-	(123)	(123)	-	(96)	(96)
General and administrative expenses	-	(832)	(832)	-	(933)	(933)
Other expense	-	(1)	(1)	-	(10)	(10)
Equity in earnings of unconsolidated
joint ventures	250	-	250	367	-	367
Adjustment for depreciation and amortization -
unconsolidated joint ventures	232	-	232	565	-	565
Adjustment for depreciation and amortization -
discontinued operations	49	-	49	73	-	73
Adjustment for minority interest -
real estate partnerships	(206)	-	(206)	(64)	-	(64)
Impairment loss on land	-	(340)	(340)	-	-	-
Income from discontinued operations	281	-	281	203	-	203
Dividends on preferred stock	-	(1,200)	(1,200)	-	(1,200)	(1,200)
Dividends on convertible preferred stock	-	(586)	(586)	-	(1,363)	(1,363)
Funds from operations available
to common stockholders	19,369	(3,587)	15,782	17,287	(4,201)	13,086

Depreciation and amortization	(14,731)	-	(14,731)	(8,217)	-	(8,217)
Depreciation and amortization -
unconsolidated joint ventures	(232)	-	(232)	(565)	-	(565)
Depreciation and amortization -
discontinued operations	(49)	-	(49)	(73)	-	(73)
Depreciation and amortization - minority
interest - real estate partnerships	190	-	190	164	-	164
Gain on sale of joint venture interest	1,331	-	1,331	-	-	-
Net income available to common
stockholders	$5,878	$(3,587)	$2,291	$8,596	$(4,201)	$4,395
Capital expenditures	$9,760	$-	$9,760	$9,337	$-	$9,337

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

The following is a reconciliation of FFO and net income available to common stockholders for office properties and total consolidated entities for the six months ending June 30, 2005 and 2004.

	As of or for the six months ended			As of or for the six months ended
	June 30, 2005			June 30, 2004
	Office	Unallocated		Office	Unallocated
	Properties	and Other	Consolidated	Properties	and Other	Consolidated
		(In thousands)			(In thousands)

Property operating revenues (a)	$94,846	$-	$94,846	$76,110	$-	$76,110
Property operating expenses (b)	(43,405)	-	(43,405)	(35,688)	-	(35,688)
Property net operating income from
continuing operations	51,441	-	51,441	40,422	-	40,422

Management company income	-	2,282	2,282	-	837	837
Other income	-	241	241	-	17	17
Interest expense (c)	(13,720)	(3,047)	(16,767)	(10,103)	(1,979)	(12,082)
Management company expenses	-	(358)	(358)	-	(172)	(172)
General and administrative expenses	-	(2,550)	(2,550)	-	(1,967)	(1,967)
Other expense	-	(2)	(2)	-	(20)	(20)
Equity in earnings of unconsolidated
joint ventures	765	-	765	1,110	-	1,110
Adjustment for depreciation and amortization -
unconsolidated joint ventures	515	-	515	1,108	-	1,108
Adjustment for depreciation and amortization -
discontinued operations	121	-	121	118	-	118
Adjustment for minority interest -
real estate partnerships	(744)	-	(744)	(203)	-	(203)
Gain (loss) on non depreciable assets	-	(340)	(340)	-	774	774
Income from discontinued operations	565	-	565	448	-	448
Dividends on preferred stock	-	(2,400)	(2,400)	-	(2,400)	(2,400)
Dividends on convertible preferred stock	-	(1,173)	(1,173)	-	(2,772)	(2,772)
Funds from operations available
to common stockholders	38,943	(7,347)	31,596	32,900	(7,682)	25,218

Depreciation and amortization	(25,933)	-	(25,933)	(15,801)	-	(15,801)
Depreciation and amortization -
unconsolidated joint ventures	(515)	-	(515)	(1,108)	-	(1,108)
Depreciation and amortization -
discontinued operations	(121)	-	(121)	(118)	-	(118)
Depreciation and amortization - minority
interest - real estate partnerships	423	-	423	326	-	326
Gain on sale of joint venture interest	1,331	-	1,331	-	-	-
Minority interest- unit holders	-	(1)	(1)	-	(1)	(1)
Net income available to common
stockholders	$14,128	$(7,348)	$6,780	$16,199	$(7,683)	$8,516
Total assets	$1,133,261	$6,990	$1,140,251	$918,933	$10,843	$929,776
Office and parking properties	$1,000,765	$-	$1,000,765	$859,356	$-	$859,356
Investment in unconsolidated joint ventures	$13,833	$-	$13,833	$19,997	$-	$19,997
Capital expenditures	$17,302	$-	$17,302	$13,984	$-	$13,984

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

(11) Subsequent Events

        On July 6, 2005, Parkway, through affililated entities, entered into a limited partnership agreement forming a $500 million discretionary fund with Ohio Public Employees Retirement System ("Ohio PERS") for the purpose of acquiring high-quality multi-tenant office properties.  Ohio PERS will be a 75% investor and Parkway will be a 25% investor in the fund, which will be capitalized with approximately $200 million of equity capital and $300 million of non-recourse, fixed-rate first mortgage debt.  The fund will target acquisitions in the existing core Parkway markets of Houston, Phoenix, Atlanta, Chicago, Charlotte, Orlando, Tampa/St. Petersburg, Ft. Lauderdale and Jacksonville.  While the Company anticipates that assets will be acquired for the fund before the end of 2005, the full economic benefit of the fund will not be realized until 2006.

        The fund will target properties with a cash on cash return greater than 7% and a leveraged internal rate of return of greater than 11%.  Parkway will serve as the general partner of the fund and will provide asset management, property management, leasing and construction management services to the fund, for which it will be paid market-based fees.  After each partner has received a 10% annual cumulative preferred return and a return of invested capital, 20% of the excess cash flow will be paid to the general partner and 80% will be paid to the limited partners. Through its general partner and limited partner ownership interests, Parkway may receive a distribution of the cash flow equivalent to 40%.  Parkway will have three years to identify and acquire properties for the fund (the "Commitment Period"), with funds contributed as needed to close acquisitions.  Parkway will exclusively represent the fund in making acquisitions within the target markets and within certain predefined criteria.  Parkway will not be prohibited from making fee-simple or joint venture acquisitions in markets outside of the target markets, acquiring properties within the target markets that do not meet the fund's specific criteria or selling or joint venturing any currently owned properties.  The term of the fund will be seven years from the expiration of the Commitment Period, with provisions to extend the term for two additional one-year periods.

        On July 26, 2005, the Company purchased Forum I, a 162,000 square foot, eight-story Class A office building in the East submarket of Memphis, Tennessee.  The property is currently 87% leased and was acquired for $19.25 million plus $1.9 million in closing costs and anticipated capital expenditures and leasing costs during the first two years of ownership.  The purchase was funded with the Company's existing lines of credit and the assumption of an existing first mortgage of approximately $11.7 million, of which $5 million is recourse debt.  The mortgage matures in June 2011 and bears interest at 7.31%.  In accordance with generally accepted accounting principles, the mortgage will be recorded at approximately $12.8 million to reflect the fair value of the financial instrument based on the rate of 5.25% on the date of purchase.

        On July 22, 2005, the Company entered an interest rate swap agreement with PNC Bank to protect against the potential for rapidly rising interest rates.  The interest rate swap is for a $40 million notional amount and fixes the 30-day LIBOR interest rate at 4.36%, which equates to a total interest rate of 5.685%, for the period January 1, 2006 through December 31, 2008.  The swap agreement serves as a hedge of the variable interest rates on borrowings under the Company's $190 million line of credit.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

 Overview

        Parkway is a self-administered and self-managed REIT specializing in the acquisition, operations and leasing of office properties.  The Company is geographically focused on the Southeastern and Southwestern United States and Chicago.  As of July 1, 2005, Parkway owned or had an interest in 64 office properties located in 11 states with an aggregate of approximately 11.9 million square feet of leasable space.  The Company generates revenue primarily by leasing office space to its customers and providing management and leasing services to third-party office property owners (including joint venture interests).  The primary drivers behind Parkway's revenues are occupancy, rental rates and customer retention.

Occupancy.  Parkway's revenues are dependent on the occupancy of its office buildings.  As a result of job losses and over supply of office properties during 2001 through 2003, vacancy rates increased nationally and in Parkway's markets.  In 2004, the office sector began to recover from high vacancy rates due to improving job creation.  As of July 1, 2005, occupancy of Parkway's office portfolio was 90.4% compared to 90.6% as of April 1, 2005 and 89.7% as of July 1, 2004.  Not included in the July 1, 2005 occupancy rate are 30 signed leases totaling 112,000 square feet, which commence during the third through fourth quarters of 2005 and will raise our percentage leased to 91.3%.  To combat rising vacancy, Parkway utilizes innovative approaches to produce new leases.  These include the Broker Bill of Rights, a short-form lease and customer advocacy programs which are models in the industry and have helped the Company maintain occupancy around 90% during a time when the national occupancy rate is approximately 85.2%.  Parkway projects occupancy ranging from 91% to 92% during 2005 for its office properties.

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

Customer Retention.  Keeping our existing customers is important as high customer retention leads to increased occupancy, less downtime between leases, and reduced leasing costs.  Parkway estimates that it costs five to six times more to replace an existing customer with a new one than to retain the customer.  In making this estimate, Parkway takes into account the sum of revenue lost during downtime on the space plus leasing costs, which rise as market vacancies increase.  Therefore, Parkway focuses a great deal of energy on customer retention.  Parkway's operating philosophy is based on the premise that we are in the customer retention business.  Parkway seeks to retain its customers by continually focusing on operations at its office properties.  The Company believes in providing superior customer service; hiring, training, retaining and empowering each employee; and creating an environment of open communication both internally and externally with our customers and our stockholders.  Over the past eight years, Parkway maintained an average 74.3% customer retention rate.  Parkway's customer retention for the quarter ending June 30, 2005 was 78.4% compared to 70.9% for the quarter ending June 30, 2004.

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

The highlights of 2003, 2004 and 2005 reflect the strategy set forth in VALUE2 as described below:

  Venture with Best Partners.  During 2003 through 2005, we sold joint venture interests in seven office properties.  Parkway continues to evaluate its existing portfolio for joint venture candidates and anticipates joint venturing more properties, as well as purchasing new properties with the intention of joint venturing them.

  Asset Recycling.  In 2003, the Company sold one office property, while maintaining a 10-year non-cancelable management contract, and a .74 acre parcel of land.  Using the proceeds from the joint ventures, property sales, stock offerings and bank lines of credit, Parkway purchased four office buildings totaling $125 million in 2003, three office buildings totaling $150 million in 2004 and three office buildings totaling $169 million in 2005.

  Leverage Neutral Growth.  Parkway began 2003 with a debt to total market capitalization of 45% and operated 2003 and 2004 at an average of 41%.  The decrease in debt to total market capitalization is a result of timing delays in reinvesting proceeds from joint ventures, asset sales and stock offerings in addition to a rising stock price.  The Company anticipates that the debt to total market capitalization will average around 45% for the three years of VALUE2.  During 2003, the Company assumed one mortgage for $20 million in connection with the Citrus Center purchase in Orlando, closed four mortgages for approximately $97 million, issued 690,000 common shares for a net $24 million, redeemed 2,650,000 shares of 8.75% Series A Preferred stock and issued 2.4 million shares of 8.0% Series D Preferred stock.   During 2004, Parkway assumed two mortgages totaling $78 million in connection with the Capital City Plaza purchase in Atlanta and the Squaw Peak Corporate Center purchase in Phoenix and placed three mortgages totaling $81 million.  During 2005, Parkway issued 1.6 million shares of common shares for a net $76 million and assumed its proportionate share of a mortgage totaling $100 million in connection with the purchase of a 70% interest in 233 North Michigan.  As of June 30, 2005, the Company's debt-to-total market capitalization ratio was 43.5% as compared to 45.5% as of March 31, 2005 and 44.6% as of June 30, 2004.

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

  Equity Returns to Shareholders 10% Greater than the NAREIT Office Index.  Parkway is 83% of the way through the VALUE2 plan and has achieved this financial goal for 2003 and 2004. The Company's FFO growth for both years exceeded the FFO growth of the NAREIT Office Index by more than 10%.

        Upon the completion of the VALUE2 Plan December 31, 2005, the Company expects to initiate a new operating plan that will be referred to as the "GEAR UP" Plan.  This plan reflects the Company's commitment to "Raise the Bar" in delivering exceptional value to its shareholders.  The Company plans to accomplish this by hiring, training and retaining Great people; expanding the use of Private Equity such as through discretionary funds in addition to the existing focus on joint ventures; continuing to focus on Asset Recycling with an added emphasis on the thoughtful, orderly disposition of select assets and/or select markets; maintaining the commitment to Customer Retention through delivery of exceptional customer service; and maintaining the Uncompromising Focus on Operations that has been a part of the Parkway culture for many years.  We believe that focusing on these goals will allow Parkway to deliver superior Performance to our shareholders.  The Company will be announcing additional details of the new strategic plan in November 2005.

 Discretionary Fund.  On July 6, 2005, Parkway, through affiliated entities, entered into a limited partnership agreement forming a $500 million discretionary fund with Ohio Public Employees Retirement System ("Ohio PERS") for the purpose of acquiring high-quality multi-tenant office properties.  Ohio PERS will be a 75% investor and Parkway will be a 25% investor in the fund, which will be capitalized with approximately $200 million of equity capital and $300 million of non-recourse, fixed-rate first mortgage debt.  The fund will target acquisitions in the existing core Parkway markets of Houston, Phoenix, Atlanta, Chicago, Charlotte, Orlando, Tampa/St. Petersburg, Ft. Lauderdale and Jacksonville.  While the Company anticipates that assets will be acquired for the fund before the end of 2005, the full economic benefit of the fund will not be realized until 2006.

The fund will target properties with a cash on cash return greater than 7% and a leveraged internal rate of return of greater than 11%.  Parkway will serve as the general partner of the fund and will provide asset management, property management, leasing and construction management services to the fund, for which it will be paid market-based fees.  After each partner has received a 10% annual cumulative preferred return and a return of invested capital, 20% of the excess cash flow will be paid to the general partner and 80% will be paid to the limited partners.    Through its general partner and limited partner ownership interests, Parkway may receive a distribution of the cash flow equivalent to 40%.  Parkway will have three years to identify and acquire properties for the fund (the "Commitment Period"), with funds contributed as needed to close acquisitions.  Parkway will exclusively represent the fund in making acquisitions within the target markets and within certain predefined criteria.  Parkway will not be prohibited from making fee-simple or joint venture acquisitions in markets outside of the target markets, acquiring properties within the target markets that do not meet the fund's specific criteria or selling or joint venturing any currently owned properties.  The term of the fund will be seven years from the expiration of the Commitment Period, with provisions to extend the term for two additional one-year periods.

Financial Condition

 Comments are for the balance sheet dated June 30, 2005 compared to the balance sheet dated December 31, 2004.

        Office and Parking Properties.  In 2005, Parkway continued the application of its strategy of operating and acquiring office properties, joint venturing interests in office assets, as well as liquidating non-core assets and office assets that no longer meet the Company's investment criteria and/or the Company has determined value will be maximized by selling.  During the six months ending June 30, 2005, total assets increased $209 million and office and parking properties, office property held for sale and parking development (before depreciation) increased $199 million or 20.6%.

 Purchases, Dispositions and Improvements

        Parkway's direct investment in office and parking properties increased $180 million net of depreciation to a carrying amount of $1 billion at June 30, 2005, and consisted of 57 office and parking properties.  The primary reason for the increase in office and parking properties relates to the purchase of two office properties, the purchase of an additional 70% interest in an office property and the transfer of an 80% interest in one office property through a joint venture.

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

        On March 30, 2005, the Company purchased for $29.3 million the Stein Mart Building and the Riverplace South in downtown Jacksonville, Florida. In addition to the purchase price the Company expects to invest an additional $4.8 million in improvements and closing costs during the first two years of ownership.  The buildings, which total 302,000 square feet, are 95.5% leased. The purchase was funded with the remaining proceeds from the Company's January 2005 equity offering as well as funds obtained under its existing line of credit.

        On June 16, 2005, the Company closed the joint venture of Maitland 200 to Rubicon America Trust ("Rubicon"), an Australian listed property trust.  Maitland 200 is a 203,000 square foot, 96.5% leased office property located in Orlando, Florida.  The consideration places total building value at $28.4 million.  Rubicon acquired an 80% interest in the single purpose entity that owns the property and assumed 100% of the existing $19.3 million, 4.4% first mortgage.  Parkway received a $947,000 acquisition fee at closing and retained management and leasing of the property and a 20% ownership interest.  Parkway recognized a gain for financial reporting purposes on the sale of the 80% interest of $1.3 million in the second quarter.  The joint venture is accounted for using the equity method of accounting.

        During the quarter ending June 30, 2005, Parkway classified The Park on Camelback ("the Park"), a 102,000 square foot office building in Phoenix, Arizona, as an Office Property Held for Sale.  Parkway has entered into an agreement to sell the Park to an unrelated third party and expects to close the sale in the third quarter of 2005.  The gross sales price for the property is $17.5 million and the estimated gain on the sale is approximately $4 million.  In accordance with generally accepted accounting principles, all current and prior period income from the Park has been classified as discontinued operations.

        During the six months ending June 30, 2005, the Company also capitalized building improvements, development costs and additional purchase expenses of $17 million and recorded depreciation expense of $21 million related to its office and parking properties.

        Land Available for Sale.  During the quarter ending June 30, 2005, Parkway recorded an impairment loss of $340,000 on approximately 12 acres of land in New Orleans, Louisiana.  The loss was computed based on market research and comparable sales in the area.

        Investment in Unconsolidated Joint Ventures.  Investment in unconsolidated joint ventures decreased $11.5 million during the six months ended June 30, 2005 due to the net effect of the consolidation of 233 North Michigan effective January 14, 2005 and the transfer of an 80% interest in Maitland 200 to a joint venture effective June 16, 2005.  During the six months ended June 30, 2005, Parkway purchased an additional 70% interest in 233 North Michigan, raising Parkway's total ownership interest to 100% at June 30, 2005.

        Rents Receivable and Other Assets.  Rents receivable and other assets increased $19 million for the six months ending June 30, 2005.  The increase is primarily attributable to the increase in unamortized lease costs due to the purchase of office properties in 2005 and an increase in escrow bank account balances.  In 2005, the total purchase price allocated to lease costs was $8.3 million.  The increase in escrow bank account balances of $4.6 million is primarily due to current period escrow deposit requirements for consolidated properties.

        Intangible Assets, Net.  For the six months ending June 30, 2005, intangible assets net of related amortization increased $23.6 million and was primarily due to the allocation of the purchase price of 2005 office property acquisitions to above market in-place leases and the value of in-place leases.  In 2005, the total purchase price allocated to above market in-place leases and the value of in-place leases was $13.7 million and $18 million, respectively.  Additionally, in connection with the transfer of the 80% joint venture interest in Maitland 200, intangible assets disposed totaled $5.5 million.  Parkway accounts for its acquisitions of real estate in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations", which requires the fair value of the real estate acquired to be allocated to acquired tangible and intangible assets.

        Notes Payable to Banks.  Notes payable to banks increased $45 million or 43% during the six months ended June 30, 2005.  At June 30, 2005, notes payable to banks totaled $149.6 million and the increase is primarily attributable to advances under bank lines of credit to purchase additional properties and make improvements to office properties.

        Mortgage Notes Payable Without Recourse.  During the six months ended June 30, 2005, mortgage notes payable without recourse increased $84.3 million or 23.8%  The increase is due to the following factors (in thousands):

Increase
(Decrease)
Acquisition of property subject to first mortgage	$111,680
Transfer mortgage to joint venture	(19,275)
Scheduled principal payments	(8,094)
$84,311

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

        On June 16, 2005, Parkway transferred an 80% joint venture interest in Maitland 200 to Rubicon.  In addition to acquiring an 80% interest in the single purpose entity that owns the property, Rubicon assumed 100% of the existing $19.3 million, 4.4% first mortgage.   Therefore, this mortgage was transferred to the Maitland Joint Venture as of June 16, 2005.

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

        The computation of the interest and fixed charge coverage ratios and the reconciliation of net income to EBITDA is as follows for the six months ended June 30, 2005 and 2004 (in thousands):

	Six Months Ended
	June 30
	2005	2004
Net income	$10,353	$13,688
Adjustments to net income:
Interest expense	16,174	11,348
Amortization of financing costs	593	463
Prepayment expenses - early extinguishment of debt	-	271
Depreciation and amortization	25,933	15,801
Depreciation and amortization - discontinued operations	121	118
Amortization of deferred compensation	167	393
Gain on sale of joint venture interest, real estate and note receivable	(991)	(774)
Tax expenses	55	-
EBITDA adjustments - unconsolidated joint ventures	1,290	2,868
EBITDA adjustments - minority interest in real estate partnerships	(1,074)	(975)
EBITDA (1)	$52,621	$43,201

Interest coverage ratio:
EBITDA	$52,621	$43,201
Interest expense:
Interest expense	$16,174	$11,348
Capitalized interest	52	-
Interest expense - unconsolidated joint ventures	695	1,439
Interest expense - minority interest in real estate partnerships	(639)	(637)
Total interest expense	$16,282	$12,150
Interest coverage ratio	3.23	3.56

Fixed charge coverage ratio:
EBITDA	$52,621	$43,201
Fixed charges:
Interest expense	$16,282	$12,150
Preferred dividends	3,573	5,172
Preferred distributions - unconsolidated joint ventures	21	247
Principal payments (excluding early extinguishment of debt)	8,094	5,818
Principal payments - unconsolidated joint ventures	87	311
Principal payments - minority interest in real estate partnerships	(315)	(230)
Total fixed charges	$27,742	$23,468
Fixed charge coverage ratio	1.90	1.84

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

        Accounts Payable and Other Liabilities.  Accounts payable and other liabilities increased $12.7 million for the six months ending June 30, 2005 primarily due to consolidation of 233 North Michigan as a result of purchasing the remaining 70% interest in the property in 2005.  Additionally, the total purchase price for 2005 acquisitions allocated to below market leases was $5.2 million for the six months ending June 30, 2005.

        Stockholders' equity increased $66.9 million during the six months ended June 30, 2005, as a result of the following (in thousands):

Increase
(Decrease)
Net income	$10,353
Change in unrealized loss on equity securities	(53)
Change in market value of interest rate swaps	390
Comprehensive income	10,690
Common stock dividends declared	(18,200)
Preferred stock dividends declared	(3,573)
Shares issued through stock offering	75,811
Exercise of stock options	1,101
Amortization of unearned compensation	167
Shares issued through DRIP plan	750
Shares issued in lieu of Directors' fees	193
$66,939

        On January 10, 2005, the Company sold 1,600,000 shares of common stock to Citigroup Global Markets Inc. The Company used the net proceeds of $76 million towards the acquisition of the 70% interest held by its joint venture partner in the property known as 233 North Michigan Avenue in Chicago, IL and the acquisition of two properties in Jacksonville, FL.

Results of Operations

 Comments are for the three months and six months ended June 30, 2005 compared to the three months and six months ended June 30, 2004.

        Net income available to common stockholders for the three months ended June 30, 2005, was $2,291,000 ($.16 per basic common share) as compared to $4,395,000 ($.40 per basic common share) for the three months ended June 30, 2004.  Net income available to common stockholders for the six months ended June 30, 2005 was $6,780,000 ($.48 per basic common share) compared to $8,516,000 ($.78 per basic common share) for the six months ended June 30, 2004.  Net income included a gain from the sale of joint venture interest of $1,331,000 and an impairment loss on land of $340,000 for the three months and six months ended June 30, 2005.  Net income included a gain on a note receivable in the amount of $774,000 for the six months ended June 30, 2004.

        Office and Parking Properties.  The primary reason for the change in the Company's net income from office and parking properties for 2005 as compared to 2004 is the net effect of the operations of the following properties purchased and joint venture interests sold (in thousands):

Properties Purchased:

Office Properties	Purchase Date	Square Feet
Maitland 200	01/29/04	203
Capital City Plaza	04/02/04	408
Squaw Peak Corporate Center	08/24/04	287
233 North Michigan(63% interest)	01/14/05	1,070
233 North Michigan(7% interest)	04/29/05	-
Stein Mart Building	03/30/05	197
Riverplace South	03/30/05	105

Joint Venture Interests Transferred:

Office Property/Interest Sold	Date Sold	Square Feet
Falls Point, Lakewood & Carmel Crossing/80%	12/14/04	550
Maitland 200/80%	06/16/05	203

Operations of office and parking properties are summarized below (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Income	$48,113	$39,702	$94,846	$76,110
Operating expense	(22,408)	(18,328)	(43,405)	(35,668)
	25,705	21,374	51,441	40,442
Interest expense	(6,942)	(5,231)	(13,720)	(10,103)
Depreciation and amortization	(14,731)	(8,217)	(25,933)	(15,801)
Income from office and parking properties	$4,032	$7,926	$11,788	$14,538

        Management Company Income.  The increase in management company income of $1,445,000 for the six months ending June 30, 2005 compared to the six months ending June 30, 2004 is primarily due to the acquisition fee earned on the Maitland 200 joint venture of $947,000 plus the $400,000 incentive fee earned by Parkway in connection with the economic returns generated over the life of the 233 North Michigan partnership with Investcorp.

        Interest Expense.  The $3,617,000 increase in interest expense on office properties for the six months ended June 30, 2005 compared to the same period in 2004 is due to the net effect of the early extinguishment of two mortgages in 2004, new loans assumed or placed in 2004 and 2005, the transfer of a mortgage in connection with the sale of a joint venture interest in 2005 and the issuance of subsidiary redeemable preferred membership interests in 2004.  The average interest rate on mortgage notes payable as of June 30, 2005 and 2004 was 5.8% and 6.2% respectively.

        Interest expense on bank notes increased $1,068,000 for the six months ended June 30, 2005 compared to the same period in 2004.  The change is primarily due to the increase in the weighted average interest rate on bank lines of credit from 3.4% during the six months ended June 30, 2004 to 4.3% during the same period in 2005.

        General and Administrative Expense.  General and administrative expense increased $583,000 for the six months ended June 30, 2005 compared to the same period in 2004.  The increase is primarily due to the net effect of the write off of an investment fee in the amount of $288,000 associated with the original 233 North Michigan joint venture with Investcorp in 2005 and increased legal and accounting fees of $195,000 in 2005.

Liquidity and Capital Resources

Statement of Cash Flows

        Cash and cash equivalents were $1,093,000 and $1,077,000 at June 30, 2005 and December 31, 2004, respectively.  Cash flows provided by operating activities for the six months ending June 30, 2005 were $27,990,000 compared to $26,812,000 for the same period of 2004.  The change in cash flows from operating activities is primarily attributable to the increase in operating income from office and parking properties net of the effect of the timing of receipt of revenues and payment of expenses.

        Cash used in investing activities was $120,751,000 for the six months ended June 30, 2005 compared to cash used in investing activities of $71,763,000 for the same period of 2004.  The decrease in cash provided by investing activities of $48,988,000 is primarily due to increased office property purchases, parking development and improvements in 2005.

        Cash provided by financing activities was $92,777,000 for the six months ended June 30, 2005 compared to cash provided by financing activities of $45,462,000 for the same period of 2004.  The increase in cash provided by financing activities of $47,315,000 is primarily due to the proceeds received from a stock offering in 2005 to fund office property purchases.

Liquidity

        The Company plans to continue pursuing the acquisition of additional investments that meet the Company's investment criteria and intends to use bank lines of credit, proceeds from the sale of non-core assets and office properties, proceeds from the sale of portions of owned assets through joint ventures, possible sales of securities and cash balances to fund those acquisitions.  At June 30, 2005, the Company had $149,616,000 outstanding under three unsecured bank lines of credit.

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

        On March 31, 2005, Parkway entered into an amended Credit Agreement with a consortium of 10 banks with Wachovia Capital Markets, LLC as Sole Lead Arranger and Sole Book Runner, Wachovia Bank, National Association as Administrative Agent, PNC Bank, National Association as Syndication Agent, and other banks as participants.  The amended Credit Agreement provides for a three-year $190 million unsecured revolving credit facility (the "$190 million line").  The $190 million line replaces the previous $170 million unsecured revolving credit facility.  The interest rate on the $190 million line is equal to the 30-day LIBOR rate plus 100 to 150 basis points, depending upon overall Company leverage (with the current rate set at LIBOR plus 132.5 basis points).  The interest rate on the $190 million line was 4.7% at June 30, 2005.

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

        On February 4, 2005, Parkway amended and renewed the one-year $15 million unsecured line of credit with PNC Bank (the "$15 million line").  This line of credit matures February 2, 2006, is unsecured and is expected to fund the daily cash requirements of the Company's treasury management system.  The interest rate on the $15 million line is equal to the 30-day LIBOR rate plus 100 to 150 basis points, depending upon overall Company leverage (with the current rate set at LIBOR plus 132.5 basis points).  The interest rate on the $15 million line was 4.7% at June 30, 2005.  The Company paid a facility fee of $15,000 (10 basis points) upon closing of the loan agreement.  Under the $15 million line, the Company does not pay annual administration fees or fees on the unused portion of the line.

        On December 7, 2004, the Company closed a $9 million unsecured line of credit with Trustmark National Bank (the "$9 million line").  The interest rate on the $9 million line is equal to the 30-day LIBOR rate plus 132.5 basis points and was 4.5% at June 30, 2005.  This line of credit matures December 7, 2005 and the proceeds were used to fund the construction of the City Centre Garage.

        The Company's interest rate hedge contracts as of June 30, 2005 are summarized as follows (in thousands):

Type of	Notional	Maturity		Fixed	Fair
Hedge	Amount	Date	Reference Rate	Rate	Market Value
Swap	$20,000	12/31/05	1-Month LIBOR	3.183%	$52
Swap	$40,000	06/30/06	1-Month LIBOR	3.530%	112
					$164

        To protect against the potential for rapidly rising interest rates, the Company entered into two interest rate swap agreements in May 2004. The first interest rate swap agreement is for a $40 million notional amount and fixed the 30-day LIBOR interest rate at 3.53%, which equates to a total interest rate of 4.855%, for the period January 1, 2005 through June 30, 2006. The second interest rate swap agreement is for a $20 million notional amount and fixed the 30-day LIBOR interest rate at 3.18%, which equates to a total interest rate of 4.508%, for the period January 1, 2005 through December 31, 2005.  The Company designated the swaps as hedges of the variable interest rates on the Company's borrowings under the $190 million line.  Accordingly, changes in the fair value of the swap are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings.

        On July 22, 2005, the Company entered an interest rate swap agreement with PNC Bank.  The interest rate swap is for a $40 million notional amount and fixes the 30-day LIBOR interest rate at 4.36%, which equates to a total interest rate of 5.685%, for the period January 1, 2006 through December 31, 2008.  The swap agreement serves as a hedge of the variable interest rates on borrowings under the Company's $190 million line of credit.

        At June 30, 2005, the Company had $438,286,000 of non-recourse fixed rate mortgage notes payable with an average interest rate of 5.8% secured by office properties and $149,616,000 drawn under bank lines of credit. Parkway's pro rata share of unconsolidated joint venture debt was $24,924,000 with an average interest rate of 5.2% at June 30, 2005.  Based on the Company's total market capitalization of approximately $1.4 billion at June 30, 2005 (using the June 30, 2005 closing price of $50.01 per common share), the Company's debt represented approximately 43.5% of its total market capitalization.  The Company targets a debt to total market capitalization rate at a percentage in the mid-40's.  This rate may vary at times pending acquisitions, sales and/or equity offerings.  In addition, volatility in the price of the Company's common stock may affect the debt to total market capitalization ratio.  However, over time the Company plans to maintain a percentage in the mid-40's.  In addition to this debt ratio, the Company monitors interest and fixed charge coverage ratios.  The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization.  This ratio for the six months ending June 30, 2005 and 2004 was 3.23 and 3.56 times, respectively.  The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to earnings before interest, taxes, depreciation and amortization.  This ratio for the six months ending June 30, 2005 and 2004 was 1.90 and 1.84 times, respectively.

        The table below presents the principal payments due and weighted average interest rates for the fixed rate debt.

	Average	Fixed Rate Debt
	Interest Rate	(In thousands)
2005*	5.79%	$9,924
2006	5.77%	19,955
2007	5.73%	38,758
2008	5.82%	102,314
2009	5.89%	34,552
2010	5.62%	95,673
Thereafter	7.58%	137,110
Total		$438,286

Fair value at 06/30/05		$449,260

*Remaining six months

        The Company presently has plans to make additional capital improvements at its office properties in 2005 of approximately $15.5 million.  These expenses include tenant improvements, capitalized acquisition costs and capitalized building improvements.  Approximately $3.2 million of these improvements relate to upgrades on properties acquired in recent years that were anticipated at the time of purchase.  All such improvements are expected to be financed by cash flow from the properties and advances on the bank lines of credit.

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

        The following table presents a reconciliation of the Company's net income to FFO for the three months and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net income	$4,077	$6,958	$10,353	$13,688
Adjustments to derive funds from operations:
Depreciation and amortization	14,731	8,217	25,933	15,801
Depreciation and amortization - discontinued operations	49	73	121	118
Minority interest depreciation and amortization	(190)	(164)	(423)	(326)
Adjustments for unconsolidated joint ventures	232	565	515	1,108
Preferred dividends	(1,200)	(1,200)	(2,400)	(2,400)
Convertible preferred dividends	(586)	(1,363)	(1,173)	(2,772)
Gain on sale of joint venture interest	(1,331)	-	(1,331)	-
Other	-	-	1	1
Funds from operations applicable to common
shareholders	$15,782	$13,086	$31,596	$25,218

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

Item 4.  Controls and Procedures.

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

PART II.  OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders.

        On May 5, 2005, the Company held its Annual Meeting of Stockholders.  At the Annual Meeting, the following nine directors were elected to serve until the next Annual Meeting.

	SHARES OF COMMON STOCK		SHARES OF SERIES B PREFERRED STOCK
	FOR	WITHHOLD AUTHORITY	FOR	WITHHOLD AUTHORITY
Daniel P. Friedman	13,000,256	119,484	803,499	-
Roger P. Friou	12,206,049	913,691	803,499	-
Martin L. Garcia	13,036,448	83,292	803,499	-
Matthew W. Kaplan	12,954,392	165,348	803,499	-
Michael J. Lipsey	6,599,228	6,520,511	803,499	-
Joe F. Lynch	12,987,016	132,724	803,499	-
Steven G. Rogers	12,991,486	128,254	803,499	-
Leland R. Speed	12,987,623	132,117	803,499	-
Lenore M. Sullivan	12,953,333	166,407	803,499	-

In addition, the following item was also approved at the May 5, 2005 meeting.

Approval for an amendment to the Company's 2001 Non-Employee Directors Equity Compensation Plan, as amended.

	SHARES OF COMMON STOCK	SHARES OF SERIES B PREFERRED STOCK
FOR	7,058,010	803,499
AGAINST	6,040,026	-
ABSTAIN	21,702	-

Item 6.        Exhibits.

10.1     The Parkway Properties, Inc. 2001 Non-employee Directors Equity Compensation Plan, as amended (incorporated by reference to Appendix B to the Company's Proxy Material for its May 5, 2005 Annual Meeting).

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

DATE: August 5, 2005	PARKWAY PROPERTIES, INC.

	BY:	/s/ Mandy M. Pope
Mandy M. Pope, CPA
Senior Vice President and
Chief Accounting Officer