Form 10-Q
period 2005-09-30
PARKWAY PROPERTIES INC
filed 2005-11-07
CIK 729237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒                                                                   Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2005

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

___________________________________________                                    ___________________________________________________

                 (State or other jurisdiction of                                                                                     (IRS Employer Identification No.)

                 incorporation of organization

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

        14,150,485 shares of Common Stock, $.001 par value, were outstanding as of  November 1, 2005.

PARKWAY PROPERTIES, INC.

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

Part I. Financial Information

Item 1.	Financial Statements	Page

	Consolidated Balance Sheets, September 30, 2005 and December 31, 2004	3

	Consolidated Statements of Income for the Three Months and Nine Months Ended
	September 30, 2005 and 2004	4

	Consolidated Statements of Stockholders' Equity for the Nine Months Ended
	September 30, 2005 and 2004	6

	Consolidated Statements of Cash Flows for the Nine Months Ended
	September 30, 2005 and 2004	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31

Item 4.	Controls and Procedures	31

Part II. Other Information

Item 6.	Exhibits	31

Signatures

Authorized signatures		32

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30	December 31
	2005	2004
	(Unaudited)
Assets
Real estate related investments:
Office and parking properties	$1,199,231	$959,279
Parking development	-	4,434
Accumulated depreciation	(169,346)	(142,906)
	1,029,885	820,807

Land available for sale	1,467	3,528
Investment in unconsolidated joint ventures	12,834	25,294
	1,044,186	849,629

Rents receivable and other assets	67,412	42,448
Intangible assets, net	59,961	38,034
Cash and cash equivalents	18,955	1,077
	$1,190,514	$931,188
Liabilities
Notes payable to banks	$146,119	$104,618
Mortgage notes payable	463,449	353,975
Accounts payable and other liabilities	74,585	42,468
Subsidiary redeemable preferred membership interests	10,741	10,741
	694,894	511,802
Minority Interest
Minority Interest - unit holders	38	39
Minority Interest - real estate partnerships	13,241	3,699
	13,279	3,738
Stockholders' Equity
8.34% Series B Cumulative Convertible Preferred stock,
$.001 par value, 2,142,857 shares authorized,
803,499 shares issued and outstanding	28,122	28,122
Series C Preferred stock, $.001 par value, 400,000 shares
authorized, no shares issued	-	-
8.00% Series D Preferred stock, $.001 par value, 2,400,000
shares authorized, issued and outstanding	57,976	57,976
Common stock, $.001 par value, 65,057,143 shares authorized,
14,138,442 and 12,464,817 shares issued and outstanding
in 2005 and 2004, respectively	14	12
Excess stock, $.001 par value, 30,000,000 shares authorized,
no shares issued	-	-
Common stock held in trust, at cost, 124,000 and 130,000
shares in 2005 and 2004, respectively	(4,198)	(4,400)
Additional paid-in capital	388,893	310,455
Unearned compensation	(3,052)	(4,122)
Accumulated other comprehensive income (loss)	640	(226)
Retained earnings	13,946	27,831
	482,341	415,648
	$1,190,514	$931,188

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	Three Months Ended
	September 30
	2005	2004
	(Unaudited)
Revenues
Income from office and parking properties	$48,030	$41,453
Management company income	315	433
Other income	5	3
	48,350	41,889
Expenses
Office and parking properties:
Operating expense	23,200	19,209
Interest expense:
Contractual	6,376	5,052
Subsidiary redeemable preferred membership interests	189	268
Prepayment expenses	-	(141)
Amortization of loan costs	233	159
Depreciation and amortization	11,687	10,587
Operating expense for other real estate properties	2	(2)
Interest expense on bank notes:
Contractual	1,881	932
Amortization of loan costs	126	114
Management company expenses	120	87
General and administrative	791	1,122
	44,605	37,387
Income before equity in earnings, loss, minority interest
and discontinued operations	3,745	4,502
Equity in earnings of unconsolidated joint ventures	330	359
Loss on real estate	(26)	-
Minority interest - unit holders	-	(1)
Minority interest - real estate partnerships	20	(31)
Income before discontinued operations	4,069	4,829
Discontinued operations:
Income from discontinued operations	250	322
Gain on sale of real estate from discontinued operations	4,181	-
Net income	8,500	5,151
Change in unrealized gain on equity securities	60	-
Change in market value of interest rate swaps	469	(57)
Comprehensive income	$9,029	$5,094
Net income available to common stockholders:
Net income	$8,500	$5,151
Dividends on preferred stock	(1,200)	(1,200)
Dividends on convertible preferred stock	(586)	(1,350)
Net income available to common stockholders	$6,714	$2,601
Net income per common share:
Basic:
Income from continuing operations	$0.17	$0.20
Discontinued operations	0.31	0.03
Net income	$0.48	$0.23
Diluted:
Income from continuing operations	$0.16	$0.20
Discontinued operations	0.31	0.03
Net income	$0.47	$0.23
Dividends per common share	$0.65	$0.65
Weighted average shares outstanding:
Basic	14,116	11,330
Diluted	14,295	11,528

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	Nine Months Ended
	September 30
	2005	2004
	(Unaudited)
Revenues
Income from office and parking properties	$142,590	$117,301
Management company income	2,597	1,270
Other income and deferred gains	246	20
	145,433	118,591
Expenses
Office and parking properties:
Operating expense	66,475	54,792
Interest expense:
Contractual	19,380	14,369
Subsidiary redeemable preferred membership interests	562	535
Prepayment expenses	-	130
Amortization of loan costs	576	407
Depreciation and amortization	37,425	26,272
Operating expense for other real estate properties	4	18
Interest expense on bank notes:
Contractual	4,678	2,696
Amortization of loan costs	376	329
Management company expenses	478	259
General and administrative	3,341	3,089
	133,295	102,896
Income before equity in earnings, gain, minority interest
and discontinued operations	12,138	15,695
Equity in earnings of unconsolidated joint ventures	1,095	1,469
Gain on sale of joint venture interest, real estate and note receivable	965	774
Minority interest - unit holders	(1)	(2)
Minority interest - real estate partnerships	(301)	92
Income before discontinued operations	13,896	18,028
Discontinued operations:
Income from discontinued operations	777	811
Gain on sale of real estate from discontinued operations	4,181	-
Net income	18,854	18,839
Change in unrealized gain on equity securities	7	-
Change in market value of interest rate swaps	859	109
Comprehensive income	$19,720	$18,948
Net income available to common stockholders:
Net income	$18,854	$18,839
Dividends on preferred stock	(3,600)	(3,600)
Dividends on convertible preferred stock	(1,759)	(4,122)
Net income available to common stockholders	$13,495	$11,117
Net income per common share:
Basic:
Income from continuing operations	$0.61	$0.93
Discontinued operations	0.35	0.07
Net income	$0.96	$1.00
Diluted:
Income from continuing operations	$0.60	$0.91
Discontinued operations	0.35	0.07
Net income	$0.95	$0.98
Dividends per common share	$1.95	$1.95
Weighted average shares outstanding:
Basic	14,035	11,094
Diluted	14,216	11,299

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Nine Months Ended
	September 30
	2005	2004
	(Unaudited)

8.34% Series B Cumulative Convertible
Preferred stock, $.001 par value
Balance at beginning of period	$28,122	$68,000
Conversion of preferred stock to common stock	-	(5,250)
Balance at end of period	28,122	62,750
8.00% Series D Preferred stock, $.001 par value
Balance at beginning of period	57,976	57,976
Balance at end of period	57,976	57,976
Common stock, $.001 par value
Balance at beginning of period	12	11
Shares issued - stock offering	2	-
Balance at end of period	14	11
Common stock held in trust
Balance at beginning of period	(4,400)	(4,321)
Shares distributed from (contributed to)
deferred compensation plan	202	(79)
Balance at end of period	(4,198)	(4,400)
Additional paid-in capital
Balance at beginning of period	310,455	252,695
Stock options exercised	1,794	4,673
Shares issued in lieu of Directors' fees	193	137
Restricted shares forfeited	(679)	-
Deferred incentive share units forfeited	(40)	-
Shares issued - DRIP plan	1,361	11,390
Shares issued - stock offering	75,809	-
Conversion of preferred stock to common stock	-	5,250
Balance at end of period	388,893	274,145
Unearned compensation
Balance at beginning of period	(4,122)	(4,634)
Restricted shares forfeited	679	-
Deferred incentive share units forfeited	40	-
Amortization of unearned compensation	351	590
Balance at end of period	(3,052)	(4,044)
Accumulated other comprehensive income (loss)
Balance at beginning of period	(226)	-
Change in unrealized gain on equity securities	7	-
Change in market value of interest rate swaps	859	109
Balance at end of period	640	109
Retained earnings
Balance at beginning of period	27,831	38,253
Net income	18,854	18,839
Preferred stock dividends declared	(3,600)	(3,600)
Convertible preferred stock dividends declared	(1,759)	(4,122)
Common stock dividends declared	(27,380)	(21,851)
Balance at end of period	13,946	27,519
Total stockholders' equity	$482,341	$414,066

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30
	2005	2004
	(Unaudited)

Operating activities
Net income	$18,854	$18,839
Adjustments to reconcile net income to cash provided by
operating activities:
Depreciation and amortization	37,425	26,272
Depreciation and amortization - discontinued operations	343	369
Amortization of above market leases	1,400	77
Amortization of loan costs	952	736
Amortization of unearned compensation	351	590
Income (loss) allocated to minority interests	302	(90)
Gain on sale of joint venture interest, real estate and note receivable	(5,146)	(774)
Equity in earnings of unconsolidated joint ventures	(1,095)	(1,469)
Changes in operating assets and liabilities:
Increase in receivables and other assets	(11,282)	(5,901)
Increase in accounts payable and accrued expenses	17,445	5,023

Cash provided by operating activities	59,549	43,672

Investing activities
Payments received on mortgage loans	-	774
Distributions from unconsolidated joint ventures	4,139	1,831
Investments in unconsolidated joint ventures	(45)	(286)
Purchases of real estate related investments	(142,643)	(72,524)
Proceeds from sale of joint venture interest	24,064	-
Real estate development	(3,320)	(1,462)
Improvements to real estate related investments	(25,726)	(23,308)

Cash used in investing activities	(143,531)	(94,975)

Financing activities
Principal payments on mortgage notes payable	(12,941)	(16,425)
Net proceeds from bank borrowings	42,361	41,792
Proceeds from long-term financing	17,160	28,950
Stock options exercised	1,794	4,673
Dividends paid on common stock	(27,229)	(21,575)
Dividends paid on preferred stock	(5,836)	(7,791)
Contributions from minority interest partners	9,489	-
Distributions to minority interest partners	(110)	(104)
Proceeds from DRIP Plan	1,361	11,390
Redemption of subsidiary preferred membership interests	-	(4,750)
Proceeds from stock offerings and preferred membership interests	75,811	15,491

Cash provided by financing activities	101,860	51,651

Impact on cash of consolidation of MBALP	-	763

Change in cash and cash equivalents	17,878	1,111

Cash and cash equivalents at beginning of period	1,077	468

Cash and cash equivalents at end of period	$18,955	$1,579

See notes to consolidated financial statements.

Parkway Properties, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2005

(1)   Basis of Presentation

        The consolidated financial statements include the accounts of Parkway Properties, Inc. ("Parkway" or "the Company"), its wholly-owned subsidiaries and joint ventures in which the Company has a controlling interest.  Third party equity interests in the consolidated joint ventures are reflected as minority interests in the consolidated financial statements.  Parkway also consolidates subsidiaries where the entity is a variable interest entity and Parkway is the primary beneficiary, as defined in FASB Interpretation 46R "Consolidation of Variable Interest Entities" ("FIN 46R").  All significant intercompany transactions and accounts have been eliminated.

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

        The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  All such adjustments are of a normal recurring nature.  Operating results for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.  The financial statements should be read in conjunction with the annual report and the notes thereto.

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

 (3)   Supplemental Cash Flow Information and Schedule of Non-Cash Investing and Financing Activity

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

	Nine Months Ended
	September 30
	2005	2004
	(in thousands)

Supplemental cash flow information:
Cash paid for interest	$23,301	$17,225
Income taxes (refunded) paid	(17)	(4)
Supplemental schedule of non-cash investing and financing activity:
Mortgages assumed in purchase	124,530	88,678
Mortgage transferred to joint venture	(19,275)	-
Restricted shares forfeited	(679)	-
Shares issued in lieu of Directors' fees	193	137

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
$25,357

        The unaudited pro forma effect on the Company's results of operations for the 233 North Michigan purchase as if the purchase had occurred on January 1, 2004 is as follows (in thousands, except per share data):

	Nine Months Ended
	September 30
	2005	2004
Revenues	$1,099	$23,811
Net income available to common stockholders	$206	$718
Basic earnings per share	$0.01	$(0.07)
Diluted earnings per share	$0.01	$(0.06)

        On March 30, 2005, the Company purchased for $29.3 million the Stein Mart Building and Riverplace South in downtown Jacksonville, Florida. In addition to the purchase price the Company expects to invest an additional $4.8 million in improvements and closing costs during the first two years of ownership.  The buildings total 302,000 square feet, and the purchase was funded with the remaining proceeds from the Company's January 2005 equity offering as well as funds obtained under its existing line of credit.  The allocation of purchase price to intangible assets and liabilities is as follows (in thousands):

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

        On July 26, 2005, the Company purchased for $19.25 million Forum I in Memphis, Tennessee.  In addition to the purchase price, the Company expects to invest an additional $1.9 million in improvements and closing costs during the first two years of ownership.  The building totals 162,000 square feet, and the purchase was funded with the Company's existing lines of credit and the assumption of an $11.7 million first mortgage. The allocation of the purchase price is preliminary pending completion of the valuation of tangible and intangible assets. The preliminary allocation of purchase price to intangible assets and liabilities is as follows (in thousands):

Lease in place value	$1,410
Above market lease value	315
Below market lease value	(314)
$1,411

  On September 9, 2005, the Company sold The Park on Camelback for $17.5 million.  The Park is a 102,000 square foot office property located in Phoenix, Arizona. The Company recorded a gain on the sale of $4.4 million in the third quarter of 2005.  This property was previously classified as an office property held for sale.  See Note 5 - Discontinued Operations for more information.

        On September 14, 2005, the Company sold 250 Commonwealth, a 46,000 square foot office property located in Greenville, South Carolina, for $4 million. The Company recorded a loss on the sale of $238,000 in the third quarter of 2005.  See Note 5 - Discontinued Operations for more information.

        On September 28, 2005, the discretionary fund the Company has with Ohio Public Employees Retirement System ("Ohio PERS") purchased a two-building office portfolio in Orlando, Florida.  Parkway is a 25% investor and Ohio PERS is a 75% investor in the fund.  The two properties, Maitland 100 and 555 Winderley Place, total 230,000 square feet, and the two buildings were acquired for a combined purchase price of $28.4 million. The fund expects to spend an additional $3.3 million for closing costs, building improvements, leasing costs and tenant improvements during the first two years of ownership.  The purchase was funded with a $17.2 million first mortgage placement by the fund and with equity contributions from the partners.  Parkway Realty Services will provide management and renewal leasing services through its existing team in Orlando. New leasing services will be provided by an unaffiliated third-party leasing agency.   Since Parkway is the sole general partner and has the authority to make major decisions on behalf of the fund, thereby giving Parkway a controlling interest, Parkway has included the discretionary fund in its consolidated financial statements.

(5)  Discontinued Operations

        In the third quarter of 2005, the Company sold The Park on Camelback in Phoenix, Arizona for a gain of $4.4 million and 250 Commonwealth in Greenville, South Carolina for a loss of $238,000.  All current and prior period income from the office properties have been classified as discontinued operations.

 The amount of revenue and expense for these two office properties reported in discontinued operations for the three months and nine months ended September 30, 2005 and 2004 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Income Statement:
Revenues
Income from office and parking properties	$510	$767	$1,925	$2,050
	510	767	1,925	2,050
Expenses
Office and parking properties:
Operating expense	233	310	805	870
Depreciation and amortization	27	135	343	369
	260	445	1,148	1,239
Income from discontinued operations	250	322	777	811
Gain on sale of real estate from discontinued operations	4,181	-	4,181	-
Total discontinued operations	$4,431	$322	$4,958	$811

(6)   Investment  in Unconsolidated Joint Ventures

        As of September 30, 2005, the Company was invested in five unconsolidated joint ventures.  As required by generally accepted accounting principles, these joint ventures are accounted for using the equity method of accounting, as Parkway does not control any of these joint ventures and is not the primary beneficiary.  As a result, the assets and liabilities of the joint ventures are not included on Parkway's consolidated balance sheets as of September 30, 2005.  Information relating to the unconsolidated joint ventures is detailed below.

			Square	Parkway's
			Feet	Ownership	Percentage
Joint Ventures	Property Name	Location	(in thousands)	Interest	Leased

Phoenix OfficeInvest, LLC ("Viad JV")	Viad Corporate Center	Phoenix, AZ	481	30.0%	95.5%
Wink-Parkway Partnership	Wink Building	New Orleans, LA	32	50.0%	100.0%
Parkway Joint Venture, LLC ("Jackson JV")	UBS Building/River Oaks	Jackson, MS	169	20.0%	89.3%
RubiconPark I, LLC ("Rubicon JV")	Lakewood/Falls Pointe	Atlanta, GA	550	20.0%	91.5%
	Carmel Crossing	Charlotte, NC
RubiconPark II, LLC ("Maitland JV")	Maitland 200	Orlando, FL	203	20.0%	97.9%
			1,435		93.7%

Balance sheet information for the unconsolidated joint ventures is summarized below as of September 30, 2005 and December 31, 2004 (in thousands):

Balance Sheet Information
September 30, 2005
	233 North	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	Michigan	JV	Partnership	JV	JV	JV	Total
Unconsolidated Joint Ventures (at 100%):
Real Estate, Net	$-	$58,602	$1,242	$16,746	$68,819	$29,496	$174,905
Other Assets	-	4,308	149	1,141	6,834	504	12,936
Total Assets	$-	$62,910	$1,391	$17,887	$75,653	$30,000	$187,841

Mortgage Debt (a)	$-	$50,000	$387	$12,600	$52,000	$19,275	$134,262
Other Liabilities	-	2,716	4	441	2,426	1,001	6,588
Partners'/Shareholders' Equity	-	10,194	1,000	4,846	21,227	9,724	46,991
Total Liabilities and
Partners'/Shareholders' Equity	$-	$62,910	$1,391	$17,887	$75,653	$30,000	$187,841

Parkway's Share of Unconsolidated
Joint Ventures:
Real Estate, Net	$-	$17,581	$621	$3,349	$13,764	$5,899	$41,214
Mortgage Debt	$-	$15,000	$194	$2,520	$7,200	$-	$24,914
Net Investment in Joint Ventures	$-	$2,242	$500	$(66)	$5,133	$5,025	$12,834

	December 31, 2004
	233 North	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	Michigan	JV	Partnership	JV	JV	JV	Total
Unconsolidated Joint Ventures (at 100%):
Real Estate, Net	$168,135	$58,688	$1,259	$16,654	$69,336	$-	$314,072
Other Assets	14,245	3,737	154	530	6,675	-	25,341
Total Assets	$182,380	$62,425	$1,413	$17,184	$76,011	$-	$339,413

Mortgage Debt (a)	$100,133	$42,500	$450	$11,269	$52,000	$-	$206,352
Other Liabilities	10,797	2,579	3	532	295	-	14,206
Partners'/Shareholders' Equity	71,450	17,346	960	5,383	23,716	-	118,855
Total Liabilities and
Partners'/Shareholders' Equity	$182,380	$62,425	$1,413	$17,184	$76,011	$-	$339,413

Parkway's Share of Unconsolidated
Joint Ventures:
Real Estate, Net	$50,440	$17,606	$630	$3,331	$13,867	$-	$85,874
Mortgage Debt	$30,040	$12,750	$225	$2,254	$7,200	$-	$52,469
Net Investment in Joint Ventures	$14,539	$4,388	$480	$19	$5,868	$-	$25,294

        (a)   The mortgage debt, all of which is non-recourse, is collateralized by the individual real estate properties within each venture.

        The terms related to Parkway's share of unconsolidated joint venture mortgage debt are summarized below (in thousands):

				Monthly	Loan	Loan
	Type of	Interest		Debt	Balance	Balance
Joint Venture	Debt Service	Rate	Maturity	Service	09/30/05	12/31/04

Viad JV	Interest Only	LIBOR + 2.150%	05/12/07	$74	$15,000	$12,750
Wink-Parkway Partnership	Amortizing	8.625%	07/01/09	5	194	225
Maitland JV	Interest Only	4.390%	06/01/11	-	-	-
233 North Michigan Avenue	Amortizing	7.350%	07/11/11	-	-	30,040
Rubicon JV	Interest Only	4.865%	01/01/12	30	7,200	7,200
Jackson JV	Interest Only	5.840%	07/01/15	12	2,520	2,254
				$121	$24,914	$52,469

Weighted average interest rate at end of period					5.509%	6.982%

        The following table presents Parkway's proportionate share of principal payments due for mortgage debt in unconsolidated joint ventures (in thousands):

	Viad	Wink	Jackson	Rubicon	Maitland
	JV	Partnership	JV	JV	JV	Total
2005 (3 Months Remaining)	$-	$11	$-	$-	$-	$11
2006	-	46	-	-	-	46
2007	15,000	50	-	-	-	15,050
2008	-	54	-	-	-	54
2009	-	33	13	100	-	146
2010	-	-	33	114	-	147
Thereafter	-	-	2,474	6,986	-	9,460
	$15,000	$194	$2,520	$7,200	$-	$24,914

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

        Income statement information for the unconsolidated joint ventures is summarized below for the three months and nine months ending September 30, 2005 and 2004 (in thousands):

Results of Operations
	Three Months Ended September 30, 2005
	233 North	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	Michigan	JV	Partnership	JV	JV	JV	Total

Unconsolidated Joint Ventures (100%):
Revenues	$-	$2,735	$75	$658	$2,505	$1,092	$7,065
Operating Expenses	-	(1,267)	(11)	(350)	(988)	(467)	(3,083)
Net Operating Income	-	1,468	64	308	1,517	625	3,982
Interest Expense	-	(690)	(8)	(184)	(647)	(212)	(1,741)
Loan Cost Amortization	-	(86)	(1)	(1)	(16)	(3)	(107)
Depreciation and Amortization	-	(457)	(6)	(122)	(380)	(128)	(1,093)
Net Income	$-	$235	$49	$1	$474	$282	$1,041
Parkway's Share of Unconsolidated
Joint Ventures:
Net Income	$-	$71	$24	$-	$136	$99	$330
Depreciation and Amortization	-	137	3	24	76	26	266
Funds from Operations	$-	$208	$27	$24	$212	$125	$596
Interest Expense	$-	$207	$4	$36	$90	$-	$337
Loan Cost Amortization	$-	$26	$1	$-	$2	$-	$29
Other Supplemental Information:
Distributions from Unconsolidated JVs	$-	$487	$40	$-	$659	$142	$1,328
Results of Operations
	Three Months Ended September 30, 2004
	233 North	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	Michigan	JV	Partnership	JV	JV	JV	Total

Unconsolidated Joint Ventures (100%):
Revenues	$8,598	$2,995	$70	$687	$-	$-	$12,350
Operating Expenses	(4,261)	(1,381)	(17)	(314)	-	-	(5,973)
Net Operating Income	4,337	1,614	53	373	-	-	6,377
Interest Expense	(1,822)	(473)	(10)	(221)	-	-	(2,526)
Loan Cost Amortization	(29)	(93)	(1)	(1)	-	-	(124)
Depreciation and Amortization	(1,555)	(424)	(6)	(95)	-	-	(2,080)
Preferred Distributions	(456)	-	-	-	-	-	(456)
Net Income	$475	$624	$36	$56	$-	$-	$1,191
Parkway's Share of Unconsolidated
Joint Ventures:
Net Income	$143	$187	$18	$11	$-	$-	$359
Depreciation and Amortization	466	127	4	19	-	-	616
Funds from Operations	$609	$314	$22	$30	$-	$-	$975
Interest Expense	$546	$142	$5	$44	$-	$-	$737
Loan Cost Amortization	$9	$27	$1	$1	$-	$-	$38
Preferred Distributions	$137	$-	$-	$-	$-	$-	$137
Other Supplemental Information:
Distributions from Unconsolidated JVs	$277	$218	$-	$-	$-	$-	$495

Results of Operations
	Nine Months Ended September 30, 2005
	233 North	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	Michigan	JV	Partnership	JV	JV	JV	Total

Unconsolidated Joint Ventures (100%):
Revenues	$1,134	$8,967	$227	$2,040	$7,292	$1,244	$20,904
Operating Expenses	(619)	(3,862)	(60)	(954)	(2,853)	(534)	(8,882)
Net Operating Income	515	5,105	167	1,086	4,439	710	12,022
Interest Expense	(252)	(1,913)	(27)	(515)	(1,919)	(247)	(4,873)
Loan Cost Amortization	(4)	(233)	(2)	(46)	(48)	(3)	(336)
Depreciation and Amortization	(205)	(1,311)	(17)	(319)	(1,113)	(156)	(3,121)
Preferred Distributions	(69)	-	-	-	-	-	(69)
Net Income	$(15)	$1,648	$121	$206	$1,359	$304	$3,623
Parkway's Share of Unconsolidated
Joint Ventures:
Net Income	$(5)	$494	$60	$41	$394	$111	$1,095
Depreciation and Amortization	62	393	9	63	222	32	781
Funds from Operations	$57	$887	$69	$104	$616	$143	$1,876
Interest Expense	$75	$574	$14	$102	$267	$-	$1,032
Loan Cost Amortization	$1	$71	$1	$9	$6	$-	$88
Preferred Distributions	$21	$-	$-	$-	$-	$-	$21
Other Supplemental Information:						$
Distributions from Unconsolidated
Joint Ventures	$64	$2,639	$40	$126	$1,128	$142	$4,139

Results of Operations
	Nine Months Ended September 30, 2004
	233 North	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	Michigan	JV	Partnership	JV	JV	JV	Total

Unconsolidated Joint Ventures (100%):
Revenues	$25,389	$8,723	$229	$2,107	$-	$-	$36,448
Operating Expenses	(11,658)	(3,962)	(67)	(925)	-	-	(16,612)
Net Operating Income	13,731	4,761	162	1,182	-	-	19,836
Interest Expense	(5,473)	(1,359)	(32)	(554)	-	-	(7,418)
Loan Cost Amortization	(88)	(278)	(3)	(3)	-	-	(372)
Depreciation and Amortization	(4,328)	(1,204)	(17)	(280)	-	-	(5,829)
Preferred Distributions	(1,279)	-	-	-	-	-	(1,279)
Net Income	$2,563	$1,920	$110	$345	$-	$-	$4,938
Parkway's Share of Unconsolidated
Joint Ventures:
Net Income	$769	$576	$55	$69	$-	$-	$1,469
Depreciation and Amortization	1,298	361	9	56	-	-	1,724
Funds from Operations	$2,067	$937	$64	$125	$-	$-	$3,193
Interest Expense	$1,641	$408	$16	$111	$-	$-	$2,176
Loan Cost Amortization	$27	$83	$1	$1	$-	$-	$112
Preferred Distributions	$384	$-	$-	$-	$-	$-	$384
Other Supplemental Information:
Distributions from Unconsolidated JVs	$1,071	$649	$46	$65	$-	$-	$1,831

 (7)   Minority Interest - Real Estate Partnerships

         In compliance with FIN 46R (see "Basis of Presentation"), Parkway began consolidating its ownership interest in Moore Building Associates LP ("MBALP") effective January 1, 2004.  Parkway has less than .1% ownership interest in MBALP and acts as the managing general partner of this partnership.

        MBALP was established for the purpose of owning a commercial office building (the Toyota Center in Memphis, Tennessee) and is primarily funded with financing from a third party lender, which is secured by a first lien on the rental property of the partnership.  The creditors of MBALP do not have recourse to Parkway.  In acting as the general partner, Parkway is committed to providing additional funding to meet partnership operating deficits up to an aggregate amount of $1 million.  MBALP has a fixed rate non-recourse first mortgage in the amount of $13.1 million that is secured by the Toyota Center, which has a carrying amount of $23 million.

        Parkway receives income from MBALP in the form of interest from a construction note receivable, incentive management fees and property management fees.  As a result of the consolidation of MBALP, Parkway has eliminated any intercompany asset, liability, revenue and expense accounts between Parkway and MBALP.

        On July 6, 2005, Parkway, through affiliated entities, entered into a limited partnership agreement forming a $500 million discretionary fund ("the fund") with Ohio Public Employees Retirement System ("Ohio PERS") for the purpose of acquiring high-quality multi-tenant office properties.  Ohio PERS is a 75% investor and Parkway is a 25% investor in the fund.  Parkway serves as the general partner of the fund and provides asset management, property management, leasing and construction management services to the fund, for which it is paid market-based fees. The fund has fixed rate non-recourse mortgage debt totaling $17.2 million that is secured by two office properties, Maitland 100 and 555 Winderley Place, which have a carrying value of $28.5 million.

        Since Parkway is the sole general partner and has the authority to make major decisions on behalf of the fund, thereby giving Parkway a controlling interest, Parkway is required to include the discretionary fund in its consolidated financial statements.

        Minority interest in real estate partnerships represents the other partners' proportionate share of equity in the partnerships discussed above at September 30, 2005.  Income is allocated to minority interest based on the weighted average percentage ownership during the year.

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

	Nine Months Ended September 30
	2005	2004
Net income available to common stockholders	$ 13,495	$ 11,117
Stock based employee compensation costs assuming fair value method	(96)	(206)
Pro forma net income available to common stockholders	$ 13,399	$ 10,91
Pro forma net income per common share
Basic:
Net income available to common stockholders	$ .96	$ 1.00
Stock based employee compensation costs assuming fair value method	(.01)	(.02)
Pro forma net income per common share	$ .95	$ .98
Diluted:
Net income available to common stockholders	$ .95	$ .98
Stock based employee compensation costs assuming fair value method	(.01)	(.02)
Pro forma net income per common share	$ .94	$ .96

        Effective January 1, 2003, the stockholders of the Company approved Parkway's 2003 Equity Incentive Plan (the "2003 Plan") that authorized the grant of up to 200,000 equity based awards to employees of the Company.  At present, it is Parkway's intention to grant restricted stock and/or deferred incentive share units instead of stock options.  Restricted stock and deferred incentive share units are valued based on the New York Stock Exchange closing market price of Parkway common shares (NYSE ticker symbol, PKY) as of the date of grant.  As of September 30, 2005, 124,000 restricted shares have been issued and are valued at $4,484,000 and 8,610 deferred incentive share units have been granted and are valued at $395,000.  The Company accounts for restricted stock and deferred incentive share units in accordance with APB No. 25 and accordingly, compensation expense is recognized over the expected vesting period.  Compensation expense related to restricted stock and deferred incentive share units of $351,000 and $590,000 was recognized for the nine months ending September 30, 2005 and 2004, respectively.

        The restricted stock granted under the 2003 Plan vests the earlier of seven years from grant date or effective December 31, 2005 if certain goals of the VALUE2 Plan are met.  The VALUE2 Plan has as its goal to achieve funds from operations available to common stockholders ("FFO") growth that is 10% higher than that of the National Association of Real Estate Investment Trusts ("NAREIT") Office Index peer group.  Achievement of the goals of the plan will be determined during the first quarter of 2006 upon completion of the audited financial statements for 2005 for the Company and each company comprising the peer group.  However, based on the results for the nine months ended September 30, 2005 and the projected results for the year ended December 31, 2005, it is unlikely that the Company will meet the equity return goal of the plan. The value of the restricted shares is being amortized ratably over the seven-year period until such time as it becomes probable that the conditions of early vesting will be met.  The deferred incentive share units granted under the 2003 Plan vest four years from grant date and are being amortized ratably over the four-year period.

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

        On January 10, 2005, the Company sold 1,600,000 shares of common stock to Citigroup Global Markets Inc. The Company used the net proceeds of $76 million towards the acquisition of the 70% interest held by its joint venture partner in the property known as 233 North Michigan Avenue in Chicago, Illinois and the acquisition of two properties in Jacksonville, Florida.

        On February 4, 2005, Parkway amended and renewed the one-year $15 million unsecured line of credit with PNC Bank.  This line of credit matures February 2, 2006 and is expected to fund the daily cash requirements of the Company's treasury management system.  The interest rate on the $15 million line is equal to the 30-day LIBOR rate plus 100 to 150 basis points, depending upon overall Company leverage (with the current rate set at LIBOR plus 132.5 basis points or 5.2%).  The Company paid a facility fee of $15,000 (10 basis points) upon closing of the loan agreement.  Under the $15 million line, the Company does not pay annual administration fees or fees on the unused portion of the line.

        On March 31, 2005, Parkway entered into an amended Credit Agreement with a consortium of 10 banks with Wachovia Capital Markets, LLC as Sole Lead Arranger and Sole Book Runner, Wachovia Bank, National Association as Administrative Agent, PNC Bank, National Association as Syndication Agent, and other banks as participants.  The amended Credit Agreement provides for a three-year $190 million unsecured revolving credit facility.  The $190 million line replaces the previous $170 million unsecured revolving credit facility.  The interest rate on the $190 million line is equal to the 30-day LIBOR rate plus 100 to 150 basis points, depending upon overall Company leverage (with the current rate set at LIBOR plus 132.5 basis points or 4.9%).  The $190 million line matures February 6, 2007 and allows for a one-year extension option available at maturity.  The line is expected to fund acquisitions of additional investments.

        On June 16, 2005, Parkway transferred an 80% joint venture interest in Maitland 200 to Rubicon.  In addition to acquiring an 80% interest in the single purpose entity that owns the property, Rubicon assumed 100% of the existing $19.3 million, 4.4% first mortgage.   Therefore, this mortgage was transferred to the Maitland Joint Venture as of June 16, 2005.

In connection with the purchase of Forum I in Memphis, Tennessee on July 26, 2005, Parkway assumed an $11.7 million fixed rate mortgage, of which $5 million is recourse debt.  The mortgage matures in June 2011 and bears interest at 7.31%.  In accordance with GAAP, the mortgage was recorded at $12.8 million to reflect the fair value of the financial instrument based on the market interest rate of 5.25% on the date of purchase.

    In connection with the purchase of Maitland 100 and 555 Winderley Place on behalf of the discretionary fund with Ohio PERS, on September 29, 2005, the fund placed a $17.2 million seven-year first mortgage at a fixed interest rate of 4.92%. Payments during the first five years of the mortgage term will be on an interest-only basis, and the loan includes provisions for two one‑year extensions.

            To protect against the potential for rapidly rising interest rates, the Company entered into two interest rate swap agreements during the third quarter of 2005.  The first interest rate swap is for a $40 million notional amount and fixes the 30-day LIBOR interest rate at 4.36%, which equates to a total interest rate of 5.685%, for the period January 1, 2006 through December 31, 2008. The second interest rate swap is for a $20 million notional amount and fixes the 30-day LIBOR interest rate at 4.245%, which equates to a total interest rate of 5.57%, for the period July 1, 2006 through December 31, 2008.

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

The following is a reconciliation of FFO and net income available to common stockholders for office properties and total consolidated entities for the three months ending September 30, 2005 and 2004.

	As of or for the three months ended			As of or for the three months ended
	September 30, 2005			September 30, 2004
	Office	Unallocated		Office	Unallocated
	Properties	and Other	Consolidated	Properties	and Other	Consolidated
		(In thousands)			(In thousands)

Property operating revenues (a)	$48,030	$-	$48,030	$41,453	-	$41,453
Property operating expenses (b)	(23,200)	-	(23,200)	(19,209)	-	(19,209)
Property net operating income from
continuing operations	24,830	-	24,830	22,244	-	22,244

Management company income	-	315	315	-	433	433
Other income	-	5	5	-	3	3
Interest expense (c)	(6,798)	(2,007)	(8,805)	(5,338)	(1,046)	(6,384)
Management company expenses	-	(120)	(120)	-	(87)	(87)
General and administrative expenses	-	(791)	(791)	-	(1,122)	(1,122)
Other expense	-	(2)	(2)	-	2	2
Equity in earnings of unconsolidated
joint ventures	330	-	330	359	-	359
Adjustment for depreciation and amortization -
unconsolidated joint ventures	266	-	266	616	-	616
Adjustment for depreciation and amortization -
discontinued operations	27	-	27	135	-	135
Adjustment for minority interest -
real estate partnerships	(148)	-	(148)	(195)	-	(195)
Loss on real estate	(26)	-	(26)	-	-	-
Income from discontinued operations	250	-	250	322	-	322
Dividends on preferred stock	-	(1,200)	(1,200)	-	(1,200)	(1,200)
Dividends on convertible preferred stock	-	(586)	(586)	-	(1,350)	(1,350)
Funds from operations available
to common stockholders	18,731	(4,386)	14,345	18,143	(4,367)	13,776

Depreciation and amortization	(11,687)	-	(11,687)	(10,587)	-	(10,587)
Depreciation and amortization -
unconsolidated joint ventures	(266)	-	(266)	(616)	-	(616)
Depreciation and amortization -
discontinued operations	(27)	‑	(27)	(135)	-	(135)
Depreciation and amortization - minority
interest - real estate partnerships	168	-	168	164	-	164
Gain on sale of real estate from
discontinued operations	4,181	-	4,181	-	-	-
Minority interest - unit holders	-	-	-	-	(1)	(1)
Net income available to common
stockholders	$11,100	$(4,386)	$6,714	$6,969	$(4,368)	$2,601

Capital expenditures	$8,424	$-	$8,424	$9,324	$-	$9,324

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

The following is a reconciliation of FFO and net income available to common stockholders for office properties and total consolidated entities for the nine months ending September 30, 2005 and 2004.

	As of or for the nine months ended			As of or for the nine months ended
	September 30, 2005			September 30, 2004
	Office	Unallocated		Office	Unallocated
	Properties	and Other	Consolidated	Properties	and Other	Consolidated
		(In thousands)			(In thousands)

Property operating revenues (a)	$142,590	$-	$142,590	$117,301	$-	$117,301
Property operating expenses (b)	(66,475)	-	(66,475)	(54,792)	-	(54,792)
Property net operating income from
continuing operations	76,115	-	76,115	62,509		62,509

Management company income	-	2,597	2,597	-	1,270	1,270
Other income	-	246	246	-	20	20
Interest expense (c)	(20,518)	(5,054)	(25,572)	(15,441)	(3,025)	(18,466)
Management company expenses	-	(478)	(478)	-	(259)	(259)
General and administrative expenses	-	(3,341)	(3,341)	-	(3,089)	(3,089)
Other expense	-	(4)	(4)	-	(18)	(18)
Equity in earnings of unconsolidated
joint ventures	1,095	-	1,095	1,469	-	1,469
Adjustment for depreciation and amortization -
unconsolidated joint ventures	781	-	781	1,724	-	1,724
Adjustment for depreciation and amortization -
discontinued operations	343	-	343	369	-	369
Adjustment for minority interest -
real estate partnerships	(892)	-	(892)	(398)	-	(398)
Gain on note receivable	-	-	-	-	774	774
Loss on real estate	(26)	(340)	(366)	-	-	-
Income from discontinued operations	777	-	777	811	-	811
Dividends on preferred stock	-	(3,600)	(3,600)	-	(3,600)	(3,600)
Dividends on convertible preferred stock	-	(1,759)	(1,759)	-	(4,122)	(4,122)
Funds from operations available
to common stockholders	57,675	(11,733)	45,942	51,043	(12,049)	38,994

Depreciation and amortization	(37,425)	-	(37,425)	(26,272)	-	(26,272)
Depreciation and amortization -
unconsolidated joint ventures	(781)	-	(781)	(1,724)	-	(1,724)
Depreciation and amortization -
discontinued operations	(343)	-	(343)	(369)	-	(369)
Depreciation and amortization - minority
interest - real estate partnerships	591	-	591	490	-	490
Gain on sale of joint venture interest	1,331	-	1,331	-	-	-
Gain on sale of real estate from
discontinued operations	4,181	-	4,181	-	-	- `
Minority interest- unit holders	-	(1)	(1)	-	(2)	(2)
Net income available to common
stockholders	$25,229	$(11,734)	$13,495	$23,168	$(12,051)	$11,117

Total assets	$1,139,116	$51,398	$1,190,514	$978,687	$10,551	$989,238
Office and parking properties	$1,029,885	$-	$1,029,885	$886,640	$-	$886,640
Investment in unconsolidated joint ventures	$12,834	$-	$12,834	$19,950	$-	$19,950
Capital expenditures	$25,726	$-	$25,726	$23,308	$-	$23,308

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        Parkway is a self-administered and self-managed REIT specializing in the acquisition, operations and leasing of office properties.  The Company is geographically focused on the Southeastern and Southwestern United States and Chicago.  As of October 1, 2005, Parkway owned or had an interest in 65 office properties located in 11 states with an aggregate of approximately 12.1 million square feet of leasable space.  The Company generates revenue primarily by leasing office space to its customers and providing management and leasing services to third-party office property owners (including joint venture interests).  The primary drivers behind Parkway's revenues are occupancy, rental rates and customer retention.

Occupancy.  Parkway's revenues are dependent on the occupancy of its office buildings.  As a result of job losses and over supply of office properties during 2001 through 2003, vacancy rates increased nationally and in Parkway's markets.  In 2004, the office sector began to recover from high vacancy rates due to improving job creation.  As of October 1, 2005, occupancy of Parkway's office portfolio was 90.0% compared to 90.4% as of July 1, 2005 and 90.7% as of October 1, 2004.  Not included in the October 1, 2005 occupancy rate are 31 signed leases totaling 106,000 square feet, which commence during the fourth quarter of 2005 through first quarter of 2006 and will raise our percentage leased to 90.9%.  To combat rising vacancy, Parkway utilizes innovative approaches to produce new leases.  These include the Broker Bill of Rights, a short-form service agreement (lease) and customer advocacy programs which are models in the industry and have helped the Company maintain occupancy around 90% during a time when the national occupancy rate is approximately 85.6%.  Parkway projects average occupancy of 90% for the remainder of 2005 for its office properties.

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

Customer Retention.  Keeping our existing customers is important as high customer retention leads to increased occupancy, less downtime between leases, and reduced leasing costs.  Parkway estimates that it costs five to six times more to replace an existing customer with a new one than to retain the customer.  In making this estimate, Parkway takes into account the sum of revenue lost during downtime on the space plus leasing costs, which rise as market vacancies increase.  Therefore, Parkway focuses a great deal of energy on customer retention.  Parkway's operating philosophy is based on the premise that we are in the customer retention business.  Parkway seeks to retain its customers by continually focusing on operations at its office properties.  The Company believes in providing superior customer service; hiring, training, retaining and empowering each employee; and creating an environment of open communication both internally and externally with our customers and our stockholders.  Over the past eight years, Parkway maintained an average 74.3% customer retention rate.  Parkway's customer retention for the quarter ending September 30, 2005 was 69% compared to 79% for the quarter ending September 30, 2004.

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

The highlights of 2003, 2004 and 2005 reflect the strategy set forth in VALUE2 as described below:

? Venture with Best Partners.  During 2003 through 2005, we sold joint venture interests in seven office properties.  Parkway continues to evaluate its existing portfolio for joint venture candidates and anticipates joint venturing more properties, as well as purchasing new properties with the intention of joint venturing them.  During 2005, Parkway purchased two office buildings totaling $28 million on behalf of the discretionary fund with Ohio Public Employees Retirement System.

?  Asset Recycling.  Parkway sold one office property, while maintaining a 10-year non-cancelable management contract, and a .74 acre parcel of land in 2003 and two office properties in 2005. Using the proceeds from the joint ventures, property sales, stock offerings and bank lines of credit, Parkway purchased four office buildings totaling $125 million in 2003, three office buildings totaling $150 million in 2004 and four office buildings totaling $188 million in 2005.

? Leverage Neutral Growth.  Parkway began 2003 with a debt to total market capitalization of 45% and operated 2003 and 2004 at an average of 41%.  The decrease in debt to total market capitalization is a result of timing delays in reinvesting proceeds from joint ventures, asset sales and stock offerings in addition to a rising stock price.  The Company anticipates that the debt to total market capitalization will average around 45% for the three years of VALUE2.  During 2003, the Company assumed one mortgage for $20 million in connection with the Citrus Center purchase in Orlando, closed four mortgages for approximately $97 million, issued 690,000 common shares for a net $24 million, redeemed 2,650,000 shares of 8.75% Series A Preferred stock and issued 2.4 million shares of 8.0% Series D Preferred stock.   During 2004, Parkway assumed two mortgages totaling $78 million in connection with the Capital City Plaza purchase in Atlanta and the Squaw Peak Corporate Center purchase in Phoenix and placed three mortgages totaling $81 million.  During 2005, Parkway issued 1.6 million shares of common shares for a net $76 million, assumed its proportionate share of a mortgage totaling $100 million in connection with the purchase of a 70% interest in 233 North Michigan, assumed a mortgage totaling $12 million in connection with the Forum I purchase and closed two mortgages totaling $17 million on behalf of the discretionary fund with Ohio Public Employees Retirement System. As of September 30, 2005, the Company's debt-to-total market capitalization ratio was 45.2% as compared to 43.5% as of June 30, 2005 and 46.1% as of September 30, 2004.

? Uncompromising Focus on Operations.  Recognizing that in this difficult real estate environment, operating efficiently and consistently is more important than ever, Parkway implemented the Uncompromising Focus on Operations ("UFO") program in the first quarter of 2003, whereby Parkway's Customer Advocate grades each property in all areas of consistency and high standards.  This is done in conjunction with the Customer Advocate interviews with each customer each year.  Parkway continues to focus on the basics of our business:  customer retention, leasing, and controlling operating expenses and capital expenditures, to maintain our occupancy, all of which have the effect of maintaining and increasing net operating income.

? Equity Returns to Shareholders 10% Greater than the NAREIT Office Index.  Parkway is 92% of the way through the VALUE2 plan and has achieved this financial goal for 2003 and 2004. The Company's FFO growth for both years exceeded the FFO growth of the NAREIT Office Index by more than 10%. However, based on the results for the nine months ended September 30, 2005 and the projected results for the year ended December 31, 2005, it is unlikely that the Company will meet the equity return goal of the plan.

         Upon the completion of the VALUE2 Plan December 31, 2005, the Company expects to initiate a new operating plan that will be referred to as the "GEAR UP" Plan.  This plan reflects the Company's commitment to "Raise the Bar" in delivering exceptional value to its shareholders.  The Company plans to accomplish this by hiring, training and retaining Great people; maximizing Equity Opportunities, which refers to the judicious use of private and public equity including common equity, preferred equity, joint ventures and discretionary funds; continuing to focus on Asset Recycling with an added emphasis on the thoughtful, orderly disposition of select assets and/or select markets; maintaining the commitment to Retain Customers through delivery of exceptional customer service; and maintaining the Uncompromising Focus on Operations that has been a part of the Parkway culture for many years.  We believe that focusing on these goals will allow Parkway to deliver superior Performance to our shareholders.

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

Financial Condition

Comments are for the balance sheet dated September 30, 2005 compared to the balance sheet dated December 31, 2004.

        Office and Parking Properties.  In 2005, Parkway continued the application of its strategy of operating and acquiring office properties, joint venturing interests in office assets, as well as liquidating non-core assets and office assets that no longer meet the Company's investment criteria and/or the Company has determined value will be maximized by selling.  During the nine months ending September 30, 2005, total assets increased $259 million and office and parking properties, and parking development (before depreciation) increased $236 million or 24.4%.

Purchases, Dispositions and Improvements

        Parkway's direct investment in office and parking properties increased $209 million net of depreciation to a carrying amount of $1 billion at September 30, 2005, and consisted of 58 office and parking properties.  The primary reason for the net increase in office and parking properties relates to the purchase of five office properties, the purchase of an additional 70% interest in an office property, the sale of two office properties and the transfer of an 80% interest in one office property through a joint venture.

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

        On March 30, 2005, the Company purchased for $29.3 million the Stein Mart Building and Riverplace South office buildings in downtown Jacksonville, Florida. In addition to the purchase price the Company expects to invest an additional $4.8 million in improvements and closing costs during the first two years of ownership.  The buildings, which total 302,000 square feet, are 96.3% leased. The purchase was funded with the remaining proceeds from the Company's January 2005 equity offering as well as funds obtained under its existing line of credit.

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

        On July 26, 2005, the Company purchased for $19.25 million the Forum I office building in Memphis, Tennessee. In addition to the purchase price, the Company expects to invest an additional $1.9 million in improvements and closing costs during the first two years of ownership.  The building, which totals 162,000 square feet, is currently 88% leased.  The purchase was funded with the Company's existing lines of credit and the assumption of an $11.7 million first mortgage.

        On September 9, 2005, the Company sold The Park on Camelback, a 102,000 square foot office property located in Phoenix, Arizona, to an unrelated third party for $17.5 million.  The Company recorded a gain on the sale for financial reporting purposes of $4,419,000 in the third quarter of 2005.  In accordance with generally accepted accounting principles ("GAAP"), all current and prior period income from the office property has been classified as discontinued operations.

        On September 14, 2005, the Company sold 250 Commonwealth, a 46,000 square foot office property located in Greenville, South Carolina, to an unrelated third party for $4,020,000.  The Company recorded a loss on the sale for financial reporting purposes of $238,000 in the third quarter of 2005.  In accordance with GAAP, all current and prior period income from the office property has been classified as discontinued operations.

        On September 28, 2005, the discretionary fund the Company has with Ohio Public Employees Retirement System ("Ohio PERS") purchased a two-building office portfolio in Orlando, Florida. Parkway is a 25% investor and Ohio PERS is a 75% investor in the fund.  The two properties total 230,000 square feet and are currently 77% occupied. Maitland 100 is a three-story, 128,000 square foot office project and 555 Winderley Place, is a four-story, 102,000 square foot office project.  The two buildings were acquired for a combined purchase price of $28,417,000. The fund expects to spend an additional $3,337,000 for closing costs, building improvements, leasing costs and tenant improvements during the first two years of ownership.  The purchase was funded with a $17,160,000 first mortgage placement by the fund and with equity contributions from the partners.  Parkway Realty Services will provide management and renewal leasing services through its existing team in Orlando. New leasing services will be provided by an unaffiliated third-party leasing agency.   In accordance with GAAP, Parkway has included the discretionary fund in its consolidated financial statements.

        During the nine months ending September 30, 2005, the Company capitalized building improvements, development costs and additional purchase expenses of $24.7 million and recorded depreciation expense of $29.7 million related to its office and parking properties.

         Land Available for Sale.  During the quarter ending June 30, 2005, Parkway recorded an impairment loss of $340,000 on approximately 12 acres of land in New Orleans, Louisiana.  The loss was computed based on market research and comparable sales in the area. However, during the quarter ending September 30, 2005, the city of New Orleans sustained considerable damage as a result of Hurricane Katrina.  Currently, the Company is unable to assess the damage, if any, to the 12 acres of land owned in New Orleans or whether the value of the land is impaired.  As of September 30, 2005, the land available for sale in New Orleans totaled $1,467,000 or .1% of total assets.

        Investment in Unconsolidated Joint Ventures.  Investment in unconsolidated joint ventures decreased $12.5 million during the nine months ended September 30, 2005 due to the net effect of the consolidation of 233 North Michigan effective January 14, 2005 and the transfer of an 80% interest in Maitland 200 to a joint venture effective June 16, 2005. Included in investment in unconsolidated joint ventures is Parkway's 50% investment in a one-story, 32,000 square foot office building in East New Orleans, which totaled $500,000 or .04% of total assets as of September 30, 2005.  The building is 100% leased by the Company's partner through 2009.  Parkway has been able to assess the physical damage to the building as a result of Hurricane Katrina and expects that damages will be covered by insurance.  Therefore, the Company does not believe that the investment in the joint venture has been impaired.

        Rents Receivable and Other Assets.  Rents receivable and other assets increased $25 million for the nine months ending September 30, 2005.  The increase is primarily attributable to the increase in straight line rent receivable of $2.8 million, unamortized lease costs due to the purchase of office properties in 2005 and an increase in escrow bank account balances.  In 2005, the total purchase price allocated to lease costs was $9.2 million.  The increase in escrow bank account balances of $9.6 million is primarily due to current period escrow deposit requirements for consolidated properties and due to the consolidation of 233 North Michigan as a result of purchasing the remaining 70% interest in the property in 2005.

        Intangible Assets, Net.  For the nine months ending September 30, 2005, intangible assets net of related amortization increased $22 million and was primarily due to the allocation of the purchase price of 2005 office property acquisitions to above market in-place leases and the value of in-place leases.  In 2005, the total purchase price allocated to above market in-place leases and the value of in-place leases was $14 million and $19.4 million, respectively.  Additionally, in connection with the transfer of the 80% joint venture interest in Maitland 200, intangible assets disposed totaled $5.5 million.  Parkway accounts for its acquisitions of real estate in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations", which requires the fair value of the real estate acquired to be allocated to acquired tangible and intangible assets.

        Cash and Cash Equivalents.  During the nine months ending September 30, 2005, cash and cash equivalents increased $17.9 million.  The increase is primarily attributable to funds received on September 29, 2005 as a result of the placement of a $17.2 million mortgage in the discretionary fund with Ohio PERS.  Subsequent to September 30, 2005, approximately $13 million was distributed to Ohio PERS as a return of equity.

        Notes Payable to Banks.  Notes payable to banks increased $41.5 million or 39.7% during the nine months ended September 30, 2005.  At September 30, 2005, notes payable to banks totaled $146.1 million and the increase is primarily attributable to advances under bank lines of credit to purchase additional properties and make improvements to office properties.

        Mortgage Notes Payable.  During the nine months ended September 30, 2005, mortgage notes payable increased $109.5 million or 30.9%.  The increase is due to the following factors (in thousands):

Increase
(Decrease)
Acquisition of properties subject to first mortgages	$124,530
Placement of mortgage debt in discretionary fund	17,160
Transfer mortgage to joint venture	(19,275)
Scheduled principal payments	(12,941)
$109,474

        The purchase of the 70% interest in 233 North Michigan Avenue was subject to an existing non-recourse first mortgage with an outstanding balance of $100 million, which matures July 2011 and carries a fixed interest rate of 7.21%. In accordance with GAAP, the mortgage was recorded at $111.7 million to reflect the fair value of the financial instrument based on the market rate of 4.94% on the date of purchase.

        On June 16, 2005, Parkway transferred an 80% joint venture interest in Maitland 200 to Rubicon.  In addition to acquiring an 80% interest in the single purpose entity that owns the property, Rubicon assumed 100% of the existing $19.3 million, 4.4% first mortgage.   Therefore, this mortgage was transferred to the Maitland Joint Venture as of June 16, 2005.

In connection with the purchase of Forum I in Memphis, Tennessee on July 26, 2005, Parkway assumed an $11.7 million fixed rate mortgage, of which $5 million is recourse debt.  The mortgage matures in June 2011 and bears interest at 7.31%.  In accordance with GAAP, the mortgage was recorded at $12.8 million to reflect the fair value of the financial instrument based on the rate of 5.25% on the date of purchase.

In connection with the purchase of Maitland 100 and 555 Winderley Place on behalf of the discretionary fund with Ohio PERS, on September 29, 2005, the fund placed a $17,160,000 seven-year first mortgage at a fixed interest rate of 4.92%. Payments during the first five years of the mortgage term will be on an interest-only basis, and the loan includes provisions for two one‑year extensions.

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

                The computation of the interest and fixed charge coverage ratios and the reconciliation of net income to EBITDA is as follows for the nine months ended September 30, 2005 and 2004 (in thousands):

	Nine Months Ended
	September 30
	2005	2004
Net income	$18,854	$18,839
Adjustments to net income:
Interest expense	24,620	17,600
Amortization of financing costs	952	736
Prepayment expenses - early extinguishment of debt	-	130
Depreciation and amortization	37,425	26,272
Depreciation and amortization - discontinued operations	343	369
Amortization of deferred compensation	351	590
Gain on sale of joint venture interest, real estate and note receivable	(5,146)	(774)
Tax expenses	8	-
EBITDA adjustments - unconsolidated joint ventures	1,922	4,396
EBITDA adjustments - minority interest in real estate partnerships	(1,517)	(1,329)
EBITDA (1)	$77,812	$66,829

Interest coverage ratio:
EBITDA	$77,812	$66,829
Interest expense:
Interest expense	$24,620	$17,600
Capitalized interest	52	6
Interest expense - unconsolidated joint ventures	1,032	2,176
Interest expense - minority interest in real estate partnerships	(907)	(821)
Total interest expense	$24,797	$18,961
Interest coverage ratio	3.14	3.52

Fixed charge coverage ratio:
EBITDA	$77,812	$66,829
Fixed charges:
Interest expense	$24,797	$18,961
Preferred dividends	5,359	7,722
Preferred distributions - unconsolidated joint ventures	21	384
Principal payments (excluding early extinguishment of debt)	12,941	9,630
Principal payments - unconsolidated joint ventures	98	471
Principal payments - minority interest in real estate partnerships	(423)	(330)
Total fixed charges	$42,793	$36,838
Fixed charge coverage ratio	1.82	1.81

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

        Accounts Payable and Other Liabilities.  Accounts payable and other liabilities increased $32.1 million for the nine months ending September 30, 2005 primarily due to the impact of consolidating 233 North Michigan as a result of purchasing the remaining 70% interest in the property in 2005 of $12 million and the return of equity payable to Ohio PERS in connection with the discretionary fund in the amount of $13 million. Additionally, the total purchase price for 2005 acquisitions allocated to below market leases was $5.5 million for the nine months ending September 30, 2005.

        Minority Interest - Real Estate Partnerships. During the nine months ending September 30, 2005, minority interest associated with real estate partnerships increased $9.5 million.  The increase is attributable to the formation of the discretionary fund with Ohio PERS and represents Ohio PERS' minority interest share of the discretionary fund.

        Stockholders' Equity. Stockholders' equity increased $66.7 million during the nine months ended September 30, 2005, as a result of the following (in thousands):

Increase
(Decrease)
Net income	$18,854
Change in unrealized gain on equity securities	7
Change in market value of interest rate swaps	859
Comprehensive income	19,720
Common stock dividends declared	(27,380)
Preferred stock dividends declared	(5,359)
Shares issued through stock offering	75,811
Exercise of stock options	1,794
Amortization of unearned compensation	351
Shares issued through DRIP plan	1,361
Shares distributed from deferred compensation plan	202
Shares issued in lieu of Directors' fees	193
$66,693

        On January 10, 2005, the Company sold 1,600,000 shares of common stock to Citigroup Global Markets Inc. The Company used the net proceeds of $76 million towards the acquisition of the 70% interest held by its joint venture partner in the property known as 233 North Michigan Avenue in Chicago, IL and the acquisition of two properties in Jacksonville, FL.

Results of Operations

Comments are for the three months and nine months ended September 30, 2005 compared to the three months and nine months ended September 30, 2004.

        Net income available to common stockholders for the three months ended September 30, 2005, was $6,714,000 ($.48 per basic common share) as compared to $2,601,000 ($.23 per basic common share) for the three months ended September 30, 2004.  Net income available to common stockholders for the nine months ended September 30, 2005 was $13,495,000 ($.96 per basic common share) compared to $11,117,000 ($1.00 per basic common share) for the nine months ended September 30, 2004.  Net income included a net gain from the sale of real estate of $4,155,000 for the three months ended September 30, 2005 and a net gain on the sale of real estate and joint venture interest of $5,486,000 and an impairment loss on land of $340,000 for the nine months ended September 30, 2005.  Net income included a gain on a note receivable in the amount of $774,000 for the nine months ended September 30, 2004.

        Office and Parking Properties.  The primary reason for the change in the Company's net income from office and parking properties for 2005 as compared to 2004 is the net effect of the operations of the following properties purchased and joint venture interests sold (in thousands):

Properties Purchased:

Office Properties	Purchase Date	Square Feet
Maitland 200	01/29/04	203
Capital City Plaza	04/02/04	408
Squaw Peak Corporate Center	08/24/04	287
233 North Michigan(63% interest)	01/14/05	1,070
233 North Michigan(7% interest)	04/29/05	-
Stein Mart Building	03/30/05	197
Riverplace South	03/30/05	105
Forum I	07/26/05	162

Joint Venture Interests Transferred:

Office Property/Interest Sold	Date Sold	Square Feet
Falls Point, Lakewood & Carmel Crossing/80%	12/14/04	550
Maitland 200/80%	06/16/05	203

Properties Sold:

Office Properties	Date Sold	Square Feet
The Park on Camelback	09/09/05	102
250 Commonwealth	09/14/05	46

Operations of office and parking properties are summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Income	$48,030	$41,453	$142,590	$117,301
Operating expense	(23,200)	(19,209)	(66,475)	(54,792)
	24,830	22,244	76,115	62,509
Interest expense	(6,798)	(5,338)	(20,518)	(15,441)
Depreciation and amortization	(11,687)	(10,587)	(37,425)	(26,272)
Income from office and parking properties	$6,345	$6,319	$18,172	$20,796

        Management Company Income.  The increase in management company income of $1,327,000 for the nine months ending September 30, 2005 compared to the nine months ending September 30, 2004 is primarily due to the acquisition fee earned on the Maitland 200 joint venture of $947,000 plus the $400,000 incentive fee earned by Parkway in connection with the economic returns generated over the life of the 233 North Michigan partnership with Investcorp.

        Interest Expense.  The $5,077,000 increase in interest expense on office properties for the nine months ended September 30, 2005 compared to the same period in 2004 is due to the net effect of the early extinguishment of two mortgages in 2004, new loans assumed or placed in 2004 and 2005, the transfer of a mortgage in connection with the sale of a joint venture interest in 2005 and the issuance of subsidiary redeemable preferred membership interests in 2004.  The average interest rate on mortgage notes payable as of September 30, 2005 and 2004 was 5.7% and 6.0% respectively.

        Interest expense on bank notes increased $2,029,000 for the nine months ended September 30, 2005 compared to the same period in 2004.  The change is primarily due to the increase in the weighted average interest rate on bank lines of credit from 3.2% during the nine months ended September 30, 2004 to 4.4% during the same period in 2005.

Liquidity and Capital Resources

Statement of Cash Flows

       Cash and cash equivalents were $18,955,000 and $1,077,000 at September 30, 2005 and December 31, 2004, respectively.  Cash flows provided by operating activities for the nine months ending September 30, 2005 were $59,549,000 compared to $43,672,000 for the same period of 2004.  The change in cash flows from operating activities is primarily attributable to the increase in operating income from office and parking properties net of the effect of the timing of receipt of revenues and payment of expenses.

        Cash used in investing activities was $143,531,000 for the nine months ended September 30, 2005 compared to cash used in investing activities of $94,975,000 for the same period of 2004.  The decrease in cash provided by investing activities of $48,556,000 is primarily due to increased office property purchases, parking development and improvements in 2005.

        Cash provided by financing activities was $101,860,000 for the nine months ended September 30, 2005 compared to cash provided by financing activities of $51,651,000 for the same period of 2004.  The increase in cash provided by financing activities of $50,209,000 is primarily due to the proceeds received from a stock offering in 2005 to fund office property purchases.

 Liquidity

        The Company plans to continue pursuing the acquisition of additional investments that meet the Company's investment criteria and intends to use bank lines of credit, proceeds from the sale of non-core assets and office properties, proceeds from the sale of portions of owned assets through joint ventures, possible sales of securities and cash balances to fund those acquisitions.  At September 30, 2005, the Company had $146,119,000 outstanding under three unsecured bank lines of credit.

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

        On March 31, 2005, Parkway entered into an amended Credit Agreement with a consortium of 10 banks with Wachovia Capital Markets, LLC as Sole Lead Arranger and Sole Book Runner, Wachovia Bank, National Association as Administrative Agent, PNC Bank, National Association as Syndication Agent, and other banks as participants.  The amended Credit Agreement provides for a three-year $190 million unsecured revolving credit facility (the "$190 million line").  The $190 million line replaces the previous $170 million unsecured revolving credit facility.  The interest rate on the $190 million line is equal to the 30-day LIBOR rate plus 100 to 150 basis points, depending upon overall Company leverage (with the current rate set at LIBOR plus 132.5 basis points).  The interest rate on the $190 million line was 4.9% at September 30, 2005.

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

        On February 4, 2005, Parkway amended and renewed the one-year $15 million unsecured line of credit with PNC Bank (the "$15 million line").  This line of credit matures February 2, 2006, is unsecured and is expected to fund the daily cash requirements of the Company's treasury management system.  The interest rate on the $15 million line is equal to the 30-day LIBOR rate plus 100 to 150 basis points, depending upon overall Company leverage (with the current rate set at LIBOR plus 132.5 basis points).  The interest rate on the $15 million line was 5.2% at September 30, 2005.  The Company paid a facility fee of $15,000 (10 basis points) upon closing of the loan agreement.  Under the $15 million line, the Company does not pay annual administration fees or fees on the unused portion of the line.

        On December 7, 2004, the Company closed a $9 million unsecured line of credit with Trustmark National Bank (the "$9 million line").  The interest rate on the $9 million line is equal to the 30-day LIBOR rate plus 132.5 basis points and was 5% at September 30, 2005.  This line of credit matures December 7, 2005 and the proceeds were used to fund the construction of the City Centre Garage.

        The Company's interest rate hedge contracts as of September 30, 2005 are summarized as follows (in thousands):

Type of	Notional	Maturity		Fixed	Fair
Hedge	Amount	Date	Reference Rate	Rate	Market Value
Swap	$20,000	12/31/05	1-Month LIBOR	3.183%	$45
Swap	$40,000	06/30/06	1-Month LIBOR	3.530%	238
Swap	$40,000	12/31/08	1-Month LIBOR	4.360%	204
Swap	$20,000	12/31/08	1-Month LIBOR	4.245%	146
					$633

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

        During the quarter ending September 30, 2005, the Company entered into two interest rate swap agreements.  The first interest rate swap is for a $40 million notional amount and fixes the 30-day LIBOR interest rate at 4.36%, which equates to a total interest rate of 5.685%, for the period January 1, 2006 through December 31, 2008. The second interest rate swap is for a $20 million notional amount and fixes the 30-day LIBOR interest rate at 4.245%, which equates to a total interest rate of 5.57%, for the period July 1, 2006 through December 31, 2008. The swap agreements serve as a hedge of the variable interest rates on borrowings under the Company's $190 million line of credit.

        At September 30, 2005, the Company had $463,449,000 of fixed rate mortgage notes payable with an average interest rate of 5.7% secured by office properties and $146,119,000 drawn under bank lines of credit. The minority interest partners' share of mortgage notes payable was $25,923,000 at September 30, 2005. Parkway's pro rata share of unconsolidated joint venture debt was $24,914,000 with an average interest rate of 5.5% at September 30, 2005.  Based on the Company's total market capitalization of approximately $1.4 billion at September 30, 2005 (using the September 30, 2005 closing price of $46.92 per common share), the Company's debt represented approximately 45.2% of its total market capitalization.  The Company targets a debt to total market capitalization rate at a percentage in the mid-40's.  This rate may vary at times pending acquisitions, sales and/or equity offerings.  In addition, volatility in the price of the Company's common stock may affect the debt to total market capitalization ratio.  However, over time the Company plans to maintain a percentage in the mid-40's.  In addition to this debt ratio, the Company monitors interest and fixed charge coverage ratios.  The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization.  This ratio for the nine months ending September 30, 2005 and 2004 was 3.14 and 3.52 times, respectively.  The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to earnings before interest, taxes, depreciation and amortization.  This ratio for the nine months ending September 30, 2005 and 2004 was 1.82 and 1.81 times, respectively.

        The table below presents the principal payments due and weighted average interest rates for the fixed rate debt.

	Average	Fixed Rate Debt
	Interest Rate	(In thousands)
2005*	5.74%	$5,297
2006	5.72%	20,393
2007	5.68%	39,220
2008	5.75%	102,799
2009	5.80%	35,064
2010	5.52%	96,254
Thereafter	7.49%	164,422
Total		$463,449

Fair value at 09/30/05		$473,739

*Remaining three months

        The Company presently has plans to make additional capital improvements at its office properties in 2005 of approximately $11.2 million.  These expenses include tenant improvements, capitalized acquisition costs and capitalized building improvements.  Approximately $3.6 million of these improvements relate to upgrades on properties acquired in recent years that were anticipated at the time of purchase.  All such improvements are expected to be financed by cash flow from the properties and advances on the bank lines of credit.

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

Contractual Obligations

        See information appearing under the caption "Financial Condition - Mortgage Notes Payable" in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of changes in long-term debt since December 31, 2004.  There are no other material changes in Parkway's fixed contractual obligations since December 31, 2004.

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

        The following table presents a reconciliation of the Company's net income to FFO for the three months and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net income	$8,500	$5,151	$18,854	$18,839
Adjustments to derive funds from operations:
Depreciation and amortization	11,687	10,587	37,425	26,272
Depreciation and amortization - discontinued operations	27	135	343	369
Minority interest depreciation and amortization	(168)	(164)	(591)	(490)
Adjustments for unconsolidated joint ventures	266	616	781	1,724
Preferred dividends	(1,200)	(1,200)	(3,600)	(3,600)
Convertible preferred dividends	(586)	(1,350)	(1,759)	(4,122)
Gain on sale of joint venture interest and real estate	(4,181)	-	(5,512)	-
Other	-	1	1	2
Funds from operations applicable to common
shareholders	$14,345	$13,776	$45,942	$38,994

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

PART II.  OTHER INFORMATION

Item 6.        Exhibits.

10.1     Limited Partnership Agreement of Parkway Properties Office Fund, L.P. by and among PKY Fund, LLC,

            Parkway Properties L.P. and PERS Holding Company Limited, L.L.C. (incorporated by reference to the

            Registrant's Form 8-K Filed July 7, 2005).

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

DATE: November 4, 2005	PARKWAY PROPERTIES, INC.

	BY:	/s/ Mandy M. Pope
Mandy M. Pope, CPA
Senior Vice President and
Chief Accounting Officer