Form 10-K
period 2005-12-31
PARKWAY PROPERTIES INC
filed 2006-03-14
CIK 729237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

                                ☒                       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

                                                                                             (State or other jurisdiction                                  (I.R.S. Employer

                                                                                       of incorporation or organization                             Identification No.)

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
None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐   Yes    ☒ No

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐   Yes    ☒ No

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒   Yes    ☐ No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer   ☐                                Accelerated filer    ☒                             Non-accelerated filer  ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐   Yes    ☒ No

        The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2005 was $670,613,000.

        The number of shares outstanding in the registrant's class of common stock as of March 10, 2006 was 14,181,883.

 DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III.

PARKWAY PROPERTIES, INC.

TABLE OF CONTENTS

PART I

ITEM 1.  Business.

 Overview

       Parkway Properties, Inc. ("Parkway" or the "Company") is a real estate investment trust ("REIT") specializing in the operations, acquisition, ownership, management, and leasing of office properties.  The Company is self-administered, in that it provides its own investment and administrative services internally through its own employees.  The Company is also self-managed, as it internally provides the management, maintenance and other real estate services that its properties require through its own employees, such as property managers and engineers and in some cases, leasing professionals.  In addition Parkway is self-leased for renewal leases for the majority of its office property portfolio.  The Company is geographically focused on the Southeastern and Southwestern United States and Chicago.  Parkway and its predecessors have been public companies engaged in the real estate business since 1971, and its present senior management has been with Parkway since the 1980's.  The management team has had experience managing a public real estate company through all phases of the real estate business cycle.  At January 1, 2006, Parkway owned or had an interest in 66 office properties located in 11 states with an aggregate of approximately 12.2 million square feet of leasable space.

       Parkway evaluates individual office assets for purchase considering a number of factors such as current market rents, vacancy rates and capitalization rates.  As part of this strategy, since July 1995, the Company has (i) completed the acquisition of 76 office properties, encompassing 14.1 million net rentable square feet, for a total purchase price of $1.5 billion; (ii) sold or is in the process of selling all of its non-core assets; (iii) sold 14 office properties, encompassing approximately 1.5 million net rentable square feet primarily in markets that posed increasing risks and redeployed these funds; (iv) sold joint venture interests in eight office properties encompassing 2.5 million net rentable square feet; and (v) implemented self-management and self-leasing at most of its properties to promote a focus on customer retention and superior service in meeting the needs of its customers.  Parkway defines total investment in office properties as purchase price plus estimated closing costs and anticipated capital expenditures during the first 24 months of ownership for tenant improvements, commissions, upgrades and capital improvements to bring the building up to the Company's standards.

 Industry Segments

       Parkway's primary business is the operation and ownership of office properties. The Company accounts for each office property or groups of related office properties as an individual operating segment.  Parkway has aggregated its individual operating segments into a single reporting segment due to the fact that the individual operating segments have similar operating and economic characteristics.

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

Operating Properties

       Parkway generally seeks to acquire and operate well-located Class A, A- or B+ (as classified within their respective markets) multi-story office buildings which are located in primary or secondary markets in the Southeastern and Southwestern United States and Chicago, ranging in size from 100,000 to 1,500,000 net rentable square feet and which have current and projected occupancy levels in excess of 70% and adequate parking to accommodate full occupancy.  Parkway prefers assets in central business districts, but will consider suburban assets in land constrained areas or immediately adjacent to existing properties.  Parkway strives to purchase office buildings at minimum initial unleveraged annual yields on its total investment of 8%.  The Company defines initial unleveraged yield as net operating income ("NOI") divided by total investment (as previously defined), where NOI represents budgeted cash operating income for the current year at a stabilized occupancy rate of 92% and at rental rates currently in place with no adjustments for anticipated expense savings, increases in rental rates, additional leasing in the first six months or straight line rent.  The Company also generally seeks to acquire properties whose total investment per net rentable square foot is below estimated replacement cost.  Although the Company seeks to acquire properties which meet all of the acquisition criteria, specific property acquisitions are evaluated individually and may fail to meet one or more of the acquisition criteria at the date of purchase.

       During 2005, the Company acquired five office properties with approximately 1.6 million net rentable square feet for a total purchase price of $209 million.  The properties purchased are located in Chicago, Jacksonville, Memphis and Phoenix.  Consistent with the qualification requirements of a REIT, the Company intends to hold and operate its portfolio of office buildings for investment purposes, but may determine to sell properties from time to time for various reasons, including the property no longer meets the Company's investment criteria.

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

       Since January 1, 1995, Parkway has sold non-core assets with a book value of approximately $45 million for approximately $68 million, resulting in an aggregate gain for financial reporting purposes of approximately $23 million.  The book value of all remaining non-office building real estate assets, all of which are available for sale, was $1.5 million as of December 31, 2005.

       Since January 1, 1998, the Company has sold 14 office properties, encompassing approximately 1.5 million net rentable square feet for net proceeds of $149 million, resulting in aggregate gains for financial reporting purposes of $23 million.

       Effective January 1, 2006, Parkway entered into a new three-year strategic plan referred to as the "GEAR UP" Plan.  Please reference the "Overview" section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", for a full discussion of the GEAR UP Plan.  The "A" in the GEAR UP Plan stands for Asset Recycling, which has as its focus to pursue sales of office assets to maximize value and transform Parkway from being an owner-operator of real estate to an operator-owner of real estate.  The GEAR UP Plan anticipates the sale of approximately $600 million in assets, $256 million of which relates to 233 North Michigan.  Most of the properties identified are smaller assets or located in smaller markets that do not fit with the Company's strategy of owning larger assets in institutional markets.  In most cases, Parkway expects to keep a 10 to 30% joint venture interest in the properties and retain management and leasing agreements.

Joint Ventures and Discretionary Fund

       Parkway intends to continue forming joint ventures or partnerships with select investors.  Under the terms of the joint venture agreements, Parkway will operate, manage, and lease the properties on a day-to-day basis, provide acquisition and construction management services to the joint venture, and receive fees for providing these services.  The joint venture will arrange first mortgage financing which will be non-recourse, property specific debt.  To date, Parkway has entered into five joint venture agreements of this nature.

       On June 16, 2005, the Company closed the joint venture of Maitland 200 to Rubicon America Trust ("Rubicon"), an Australian listed property trust.  Maitland 200 is a 203,000 square foot office property located in Orlando, Florida.  The consideration places total building value at $28.4 million.  Rubicon acquired an 80% interest in the single purpose entity that owns the property and assumed 100% of the existing $19.3 million, 4.4% first mortgage.  Parkway received a $947,000 acquisition fee at closing and retained management and leasing of the property and a 20% ownership interest.  Parkway recognized a gain for financial reporting purposes on the transfer of the 80% interest of $1.3 million in the second quarter of 2005.  The joint venture is accounted for using the equity method of accounting.

         On July 6, 2005, Parkway, through affiliated entities, entered into a limited partnership agreement forming a $500 million discretionary fund with Ohio Public Employees Retirement System ("Ohio PERS") for the purpose of acquiring high-quality multi-tenant office properties.  Ohio PERS is a 75% investor and Parkway is a 25% investor in the fund, which will be capitalized with approximately $200 million of equity capital and $300 million of non-recourse, fixed-rate first mortgage debt.  The fund targets acquisitions in the existing core Parkway markets of Houston, Phoenix, Atlanta, Chicago, Charlotte, Orlando, Tampa/St. Petersburg, Ft. Lauderdale and Jacksonville.

       During 2005, the discretionary fund with Ohio PERS acquired two office properties in Orlando, Florida with approximately 230,000 net rentable square feet for a total purchase price of $28.4 million.  The purchase was funded with a $17.2 million first mortgage placement by the fund and with equity contributions from the partners.  There is approximately $472 million remaining capacity for fund office investments.  The remaining office investments are expected to be funded by approximately $283 million in mortgage debt and $189 million in equity contributions from partners.

       The fund targets properties with a cash on cash return greater than 7% and a leveraged internal rate of return of greater than 11%.  Parkway serves as the general partner of the fund and will provide asset management, property management, leasing and construction management services to the fund, for which it will be paid market-based fees.  After each partner has received a 10% annual cumulative preferred return and a return of invested capital, 20% of the excess cash flow will be paid to the general partner and 80% will be paid to the limited partners.    Through its general partner and limited partner ownership interests, Parkway may receive a distribution of the cash flow equivalent to 40%.  Parkway will have three years to identify and acquire properties for the fund (the "Commitment Period"), with funds contributed as needed to close acquisitions.  Parkway will exclusively represent the fund in making acquisitions within the target markets and within certain predefined criteria.  Parkway will not be prohibited from making fee-simple or joint venture acquisitions in markets outside of the target markets, acquiring properties within the target markets that do not meet the fund's specific criteria or selling or joint venturing any currently owned properties.  The term of the fund will be seven years from the expiration of the Commitment Period, with provisions to extend the term for two additional one-year periods.

Self-Management, Self-Leasing and Third Party Management

       The Company self-manages approximately 99.7% of its current portfolio on a net rentable square footage basis.  In addition, the Company self-leases for renewals and currently self-leases approximately 90.1% of its portfolio on a net rentable square footage basis.  For new customer leasing, which is a smaller portion of our business, we fully cooperate with the third party brokerage community.  The Company benefits from a fully integrated management infrastructure, provided by its wholly-owned management subsidiary, Parkway Realty Services LLC ("Parkway Realty").  The Company believes self-management and self-leasing results in better customer service, higher customer retention and allows the Company to enhance stockholder value through the application of its hands-on operating style.  In order to provide exceptional customer service, Parkway is focused on hiring, training and retaining talented employees.  The Company believes that its focus on customer retention will benefit the Company and its stockholders by maintaining a stabilized revenue stream and avoiding higher capital expenditures and leasing commissions associated with new leases.  In order to self-manage properties, the Company seeks to reach critical mass in a specified market as measured by square footage. Critical mass varies from market to market and is generally defined by the Company as owning or managing a minimum of 250,000 square feet.  The Company is considering the sale of its properties that are not self-managed because the inability to self-manage these properties limits the Company's ability to apply its hands-on operating strategy. In addition to its owned properties, Parkway Realty currently manages and/or leases approximately 2.8 million net rentable square feet for third-party owners (including joint venture interests and minority interest properties).  The Company intends to expand its third party fee business through the joint ventures and the discretionary fund.

 Financing Strategy

        The Company expects to continue seeking fixed rate, non-recourse mortgage financing with maturities from five to ten years typically amortizing over 25 to 30 years on select office building investments as additional capital is needed.  The Company targets a debt to total market capitalization ratio at a percentage in the mid-40's.  This ratio may vary at times pending the timing of acquisitions, sales and/or sales of equity securities.  In addition, volatility in the price of the Company's common stock may affect the debt to total market capitalization ratio.  However, over time the Company plans to maintain a percentage in the mid-40's.  The Company monitors interest, fixed charge and modified fixed charge coverage ratios.  In connection with the GEAR UP Plan, Parkway has established a self‑imposed limit for the modified fixed charge coverage ratio of 2.5 times to serve as a pledge not to use leverage to achieve Company goals.  See Item 7.  "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition."  Should the opportunity present itself, Parkway has the ability to issue common stock periodically through its dividend reinvestment plan and the related approved shelf registration.

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

Management Team

       Parkway's management team consists of experienced office property specialists with proven capabilities in office property (i) operations; (ii) leasing; (iii) management; (iv) acquisition/disposition; (v) financing; (vi) capital allocation; and (vii) accounting and financial reporting.  Parkway's eleven senior officers have an average of over 21 years of real estate industry experience, and have worked together at Parkway for an average of over 15 years.  Management has developed a highly service-oriented operating culture and believes that its focus on operations, proactive leasing, property management and asset management activities will result in higher customer retention and occupancy and will continue to translate into enhanced stockholder value.

Administration

       The Company is self-administered and self-managed and maintains its principal executive offices in Jackson, Mississippi. As of January 1, 2006, the Company had 261 employees. The operations of the Company are conducted from approximately 17,000 square feet of office space located at 188 East Capitol Street, One Jackson Place, Suite 1000, Jackson, Mississippi.  The building is owned by Parkway and is leased by Parkway at market rental rates.

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

 Recent Developments

       On February 9, 2006, Parkway entered into a Contribution/Purchase Agreement (the "Agreement") with Estein & Associates USA, Ltd. ("ESA") to form a limited partnership to own the 233 North Michigan Building in Chicago, Illinois.  ESA will be a 70% partner in the partnership, while Parkway will retain a 30% interest and provide management, leasing and construction management services to the partnership.  The Agreement values the building at $256 million and is subject to completion of a customary 45-day due diligence period, at which time earnest money will be at risk.  Based on the terms of the Agreement, closing is expected to occur within the second quarter of 2006.  The closing is subject to the satisfaction of conditions, including acceptable financing being obtained that would close simultaneously with the asset transfer.  There can be no assurances that conditions of the Agreement will be satisfied, or if satisfied, that such closing will occur.

       On February 9, 2006, the Board of Directors authorized the repurchase of up to 1,000,000 shares of Parkway's outstanding common stock through August 2006.  The shares may be purchased in the open market or in privately negotiated transactions, and at times and in amounts that the Company deems appropriate.

ITEM 1A.  Risk Factors.

       In addition to the other information contained or incorporated by reference in this document, readers should carefully consider the following risk factors.  Any of these risks or the occurrence of any one or more of the uncertainties described below could have a material adverse effect on the Company's financial condition and the performance of its business.  The Company refers to itself as "we" or "our" in the following risk factors.

Our performance is subject to risks inherent in owning real estate investments.

       Our investments are generally made in office properties.  We are, therefore, generally subject to risks incidental to the ownership of real estate.  These risks include:

?                     changes in supply of or demand for office properties or customers for such properties in an area in which we have buildings;

?                     the ongoing need for capital improvements;

?                     increased operating costs, which may not necessarily be offset by increased rents, including insurance premiums, utilities and real estate taxes,

                         due to inflation and other factors;

?                     changes in tax, real estate and zoning laws;

?                     changes in governmental rules and fiscal policies; and

?                     civil unrest, acts of war, acts of God, including earthquakes and other natural disasters (which may result in uninsured losses) and other factors beyond our control.

       Should any of these events occur, our financial condition and our ability to make expected distributions to stockholders could be adversely affected.

The economic conditions of our primary markets affect our operations.

       Substantially all of our properties are located in the Southeastern and Southwestern United States and Chicago and, therefore, our financial condition and ability to make distributions to our stockholders is linked to economic conditions in these markets as well as the market for office space generally in these markets.   A downturn in these markets may adversely affect our cash flows and ability to make distributions to stockholders.

Customer defaults could adversely affect our operations.

       Substantially all of our revenues and income come from rental income from real property.  As such, our revenues and income could be adversely affected if a significant number of our customers defaulted under their lease obligations.  Our ability to manage our assets is also subject to federal bankruptcy laws and state laws that limit creditors' rights and remedies available to real property owners to collect delinquent rents.  If a customer becomes insolvent or bankrupt, we cannot be sure that we could recover the premises from the customer promptly or from a trustee or debtor-in-possession in any bankruptcy proceeding relating to that customer.  We also cannot be sure that we would receive rent in the proceeding sufficient to cover our expenses with respect to the premises.  If a customer becomes bankrupt, the federal bankruptcy code will apply and, in some instances, may restrict the amount and recoverability of our claims against the customer.  A customer's default on its obligations to us could adversely affect our financial condition and the cash we have available for distributions to our stockholders.

Illiquidity of real estate may limit our ability to vary our portfolio.

       Real estate investments are relatively illiquid.  Our ability to vary our portfolio by selling properties and buying new ones in response to changes in economic and other conditions will therefore be limited.  In addition, the Internal Revenue Code limits our ability to sell our properties by imposing a penalty tax of 100% on the gain derived from prohibited transactions, which are defined as sales of property held primarily for sale to customers in the ordinary course of a trade or business.  The frequency of sales and the holding period of the property sold are two primary factors in determining whether the property sold fits within this definition.  These considerations may limit our opportunities to sell our properties.  If we must sell an investment, we cannot assure you that we will be able to dispose of the investment in the time period we desire or that the sales price of the investment will recoup or exceed our cost for the investment, or that the penalty tax would not be assessed.

Our current and future joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners' financial condition and any disputes that may arise between us and our joint venture partners.

       Co-investing with third parties through joint ventures is a part of our ongoing business strategy.  We may not be in a position to exercise sole decision-making authority regarding the properties owned through joint ventures.  Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including reliance on our joint venture partners and the possibility that joint venture partners might become bankrupt or fail to fund their share of required capital contributions, thus exposing us to liabilities in excess of our share of the investment.  Joint venture partners may have business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives.  Any disputes that may arise between us and joint venture partners may result in litigation or arbitration that would increase our expenses.

We are exposed to potential environmental liability.

       Under various federal, state, and local laws, ordinances and regulations, we may be considered an owner or operator of real property and may be responsible for paying for the disposal or treatment of hazardous or toxic substances released on or in our property or disposed of by us, as well as certain other potential costs which could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property).  This liability may be imposed whether or not we knew about, or were responsible for, the presence of hazardous or toxic substances.

Uninsured and underinsured losses may adversely affect operations.

       We, or in certain instances, customers of our properties, carry commercial general liability, fire and extended coverage insurance with respect to our properties.  This coverage has policy specifications and insured limits that we believe are customarily carried for similar properties.  We plan to obtain similar coverage for properties we acquire in the future.  However, certain types of losses, generally of a catastrophic nature, such as earthquakes and floods, may be either uninsurable or not economically insurable.  Should a property sustain damage, we may incur losses due to insurance deductibles, to co-payments on insured losses or to uninsured losses.  In the event of a substantial property loss, the insurance coverage may not be sufficient to pay the full current market value or current replacement cost of the property.   In the event of an uninsured loss, we could lose some or all of our capital investment, cash flow and anticipated profits related to one or more properties.  Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it not feasible to use insurance proceeds to replace a property after it has been damaged or destroyed.  Under such circumstances, the insurance proceeds we receive might not be adequate to restore our economic position with respect to such property.

We have existing debt and refinancing risks that could affect our cost of operations.

       We currently have both fixed and variable rate indebtedness and may incur indebtedness in the future, including borrowings under our credit facilities, to finance possible acquisitions and for general corporate purposes.  As a result, we are and expect to be subject to the risks normally associated with debt financing including:

?                     that interest rates may rise;

?                     that our cash flow will be insufficient to make required payments of principal and interest;

?                     that we will be unable to refinance some or all of our debt;

?                     that any refinancing will not be on terms as favorable as those of the existing debt;

?                     that required payments on mortgages and on our other debt are not reduced if the economic performance of any property declines;

?                     that debt service obligations will reduce funds available for distribution to our stockholders;

?                     that any default on our debt could result in acceleration of those obligations; and

?                     that we may be unable to refinance or repay the debt as it becomes due.

An increase in interest rates would reduce our net income and funds from operations.  We may not be able to refinance or repay debt as it becomes due which may force us to refinance or to incur additional indebtedness at higher rates and additional cost or, in the extreme case, to sell assets or seek protection from our creditors under applicable law.

A lack of any limitation on our debt could result in our becoming more highly leveraged.

       Our governing documents do not limit the amount of indebtedness we may incur.  Accordingly, our board of directors may incur additional debt and would do so, for example, if it were necessary to maintain our status as a REIT.  We might become more highly leveraged as a result, and our financial condition and cash available for distribution to stockholders might be negatively affected and the risk of default on our indebtedness could increase.

The cost and terms of mortgage financings may render the sale or financing of a property difficult or unattractive.

       The sale of a property subject to a mortgage may trigger pre-payment penalties, yield maintenance payments or make-whole payments to the lender, which would reduce the amount of gain or increase our loss on the sale of a property and could make the sale of a property less likely.  Certain of our mortgages will have significant outstanding principal balances on their maturity dates, commonly known as "balloon payments."  There is no assurance whether we will be able to refinance such balloon payments on the maturity of the loans, which may force disposition of properties on disadvantageous terms or require replacement with debt with higher interest rates, either of which would have an adverse impact on our financial performance and ability to pay distributions to investors.

We may amend our investment strategy and business policies without your approval.

       Our Board of Directors determines our growth, investment, financing, capitalization, borrowing, REIT status, operating and distribution policies.  Although the Board of Directors has no present intention to amend or revise any of these policies, these policies may be amended or revised without notice to and approval from stockholders.  Accordingly, stockholders may not have control over changes in our policies.  We cannot assure you that changes in our policies will serve fully the interests of all stockholders.

Loss of our tax status as a real estate investment trust would have significant adverse consequences to us and the value of our securities.

       We believe that we qualify for taxation as a REIT for federal income tax purposes, and we plan to operate so that we can continue to meet the requirements for taxation as a REIT.  To qualify as a REIT we must satisfy numerous requirements (some on an annual and quarterly basis) established under the highly technical and complex provisions of the Code applicable to REITs, which include:

•                     maintaining ownership of specified minimum levels of real estate related assets;

•                     generating specified minimum levels of real estate related income;

•                     maintaining certain diversity of ownership requirements with respect to our shares; and

•                     distributing at least 90% of our taxable income on an annual basis.

The distribution requirement noted above could adversely affect our ability to use earnings for improvements or acquisitions because funds distributed to stockholders will not be available for capital improvements to existing properties or for acquiring additional properties.

       Only limited judicial and administrative interpretations exist of the REIT rules.  In addition, qualification as a REIT involves the determination of various factual matters and circumstances not entirely within our control.

       If we fail to qualify as a REIT, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at corporate rates.  In addition, unless entitled to relief under certain statutory provisions, we will be disqualified from treatment as a REIT for the four taxable years following the year during which we failed to qualify.  This treatment would reduce net earnings available for investment or distribution to stockholders because of the additional tax liability for the year or years involved.  In addition, we would no longer be required to make distributions to our stockholders.  To the extent that distributions to stockholders had been made based on our qualifying as a REIT, we might be required to borrow funds or to liquidate certain of our investments to pay the applicable tax.

       As a REIT, we have been and will continue to be subject to certain federal, state and local taxes on our income and property.

There is a risk of changes in the tax law applicable to real estate investment trusts.

       Since the Internal Revenue Service, the United States Treasury Department and Congress frequently review federal income tax legislation, we cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted.  Any of such legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of us and/or our investors.

Limitations on the ownership of our common stock  may preclude the acquisition or change of control of our company.

       Certain provisions contained in our charter and bylaws and certain provisions of Maryland law may have the effect of discouraging a third party from making an acquisition proposal for us and may thereby inhibit a change of control.  Provisions of our charter are designed to assist us in maintaining our qualification as a REIT under the Code by preventing concentrated ownership of our capital stock that might jeopardize REIT qualification.  Among other things, these provisions provide that, if a transfer of our stock or a change in our capital structure would result in (1) any person (as defined in the charter) directly or indirectly acquiring beneficial ownership of more than 9.8% (in value or in number, whichever is more restrictive) of our outstanding equity stock excluding Excess Stock, (2) our outstanding shares being constructively or beneficially owned by fewer than 100 persons, or (3) our being "closely held" within the meaning of Section 856(h) of the Code, then:

?                     any proposed transfer will be void from the beginning and we will not recognize such transfer;

?                     we may institute legal proceedings to enjoin such transfer;

?                     we will have the right to redeem the shares proposed to be transferred; and

?                     the shares proposed to be transferred will be automatically converted into and exchanged for shares of a separate class of stock, the Excess Stock.

       Excess Stock has no dividend or voting rights but holders of Excess Stock do have certain rights in the event of our liquidation, dissolution or winding up.  Our charter provides that we will hold the Excess Stock as trustee for the person or persons to whom the shares are ultimately transferred, until the time that the shares are retransferred to a person or persons in whose hands the shares would not be Excess Stock and certain price-related restrictions are satisfied.  These provisions may have an anti-takeover effect by discouraging tender offers or purchases of large blocks of stock, thereby limiting the opportunity for stockholders to receive a premium for their shares over then-prevailing market prices.  Under the terms of our charter, our board of directors has the authority to waive these ownership restrictions.  The board of directors has waived the restrictions with respect to the ownership by Five Arrows Realty Securities III, L.L.C of shares of Series B preferred stock, the shares of common stock into which they may be converted, and the common stock issuable upon exercise of the warrant, subject to requirements that are meant to insure that our REIT qualification will not be jeopardized.

       Furthermore, under our charter, the board of directors has the authority to classify and reclassify any of our unissued shares of capital stock into shares of capital stock with such preferences, rights, powers and restrictions as the board of directors may determine. The authorization and issuance of a new class of capital stock could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our stockholders' best interests.

Maryland business statutes may limit the ability of a third party to acquire control of us.

       Maryland law provides protection for Maryland corporations against unsolicited takeovers by limiting, among other things, the duties of the directors in unsolicited takeover situations.  The duties of directors of Maryland corporations do not require them to (a) accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation, (b) authorize the corporation to redeem any rights under, or modify or render inapplicable, any stockholders rights plan, (c) make a determination under the Maryland Business Combination Act or the Maryland Control Share Acquisition Act, or (d) act or fail to act solely because of the effect of the act or failure to act may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the stockholders in an acquisition.  Moreover, under Maryland law the act of a director of a Maryland corporation relating to or affecting an acquisition or potential acquisition of control is not subject to any higher duty or greater scrutiny than is applied to any other act of a director.  Maryland law also contains a statutory presumption that an act of a director of a Maryland corporation satisfies the applicable standards of conduct for directors under Maryland law.

       The Maryland Business Combination Act provides that unless exempted, a Maryland corporation may not engage in business combinations, including mergers, dispositions of 10 percent or more of its assets, certain issuances of shares of stock and other specified transactions, with an "interested stockholder" or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met.  An interested stockholder is generally a person owning or controlling, directly or indirectly, 10 percent or more of the voting power of the outstanding stock of the Maryland corporation.

       The Maryland Control Share Acquisition Act provides that "control shares" of a corporation acquired in a "control share acquisition" shall have no voting rights except to the extent approved by a vote of two-thirds of the votes eligible to cast on the matter.  "Control Shares" means shares of stock that, if aggregated with all other shares of stock previously acquired by the acquirer, would entitle the acquirer to exercise voting power in electing directors within one of the following ranges of the voting power:  one-tenth or more but less than one-third, one-third or more but less than a majority or a majority or more of all voting power.  A "control share acquisition" means the acquisition of control shares, subject to certain exceptions.

       If voting rights of control shares acquired in a control share acquisition are not approved at a stockholder's meeting, then subject to certain conditions and limitations, the issuer may redeem any or all of the control shares for fair value.  If voting rights of such control shares are approved at a stockholder's meeting and the acquirer becomes entitled to vote a majority of the shares of stock entitled to vote, all other stockholders may exercise appraisal rights.

ITEM 1B.  Unresolved Staff Comments.

       None.

ITEM 2.  Properties.

 General

       The Company operates and invests principally in office properties in the Southeastern and Southwestern United States and Chicago, but is not limited to any specific geographical region or property type.  As of January 1, 2006, the Company owned or had an interest in 66 office properties comprising approximately 12.2 million square feet of office space located in 11 states.

       Property acquisitions in 2005, 2004 and 2003 were funded through a variety of sources, including:

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

Office Buildings

       Other than as discussed under "Item 1. Business", the Company intends to hold and operate its portfolio of office buildings for investment purposes.  The Company does not propose any program for the renovation, improvement or development of any of the office buildings, except as called for under the renewal of existing leases or the signing of new leases or improvements necessary to upgrade recent acquisitions to the Company's operating standards.  All such improvements are expected to be financed by cash flow from the portfolio of office properties and advances on bank lines of credit.  During 2005, the Company completed development of a $7.8 million, 517 space parking facility to accommodate building customers at City Centre in Jackson, Mississippi.

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

       The following table sets forth certain information about office properties the Company owned or had an interest in as of January 1, 2006:

					Estimated
					Average	% of
	Number	Total Net	% of	Average	Market	Leases	%
	Of	Rentable	Total Net	Rent Per	Rent Per	Expiring	Leased
	Office	Square Feet	Rentable	Square	Square	In	As of
Location	Properties(1)	(in thousands)	Feet	Foot (2)	Foot (3)	2006 (4)	1/1/2006
Houston, TX	15	2,246	18.3%	$18.02	$16.42	14.4%	94.2%
Atlanta, GA	9	1,382	11.2%	20.51	19.93	6.9%	89.8%
Chicago, IL	1	1,070	8.7%	33.20	31.57	5.7%	90.8%
Memphis, TN	5	1,009	8.3%	19.86	18.43	11.8%	85.3%
Phoenix, AZ	3	872	7.1%	23.41	22.09	20.5%	92.4%
Columbia, SC	3	868	7.1%	15.27	16.09	10.6%	86.1%
Jackson, MS	5	841	6.9%	17.66	17.18	11.8%	89.0%
Orlando, FL	4	691	5.7%	22.18	20.45	7.2%	81.5%
Knoxville, TN	2	547	4.5%	14.73	16.00	12.5%	88.7%
Charlotte, NC	2	511	4.2%	16.94	15.75	7.4%	84.7%
Richmond, VA	6	498	4.1%	17.24	16.37	12.7%	80.9%
Nashville, TN	1	434	3.6%	13.68	16.75	3.7%	72.2%
Hampton Roads, VA	3	384	3.1%	17.33	16.79	8.1%	92.7%
St. Petersburg, FL	2	322	2.6%	18.60	18.31	5.3%	90.3%
Jacksonville, FL	2	302	2.5%	17.44	17.64	10.6%	96.4%
Ft. Lauderdale, FL	2	215	1.8%	21.99	23.07	19.8%	98.0%
All Others	1	32	0.3%	8.00	8.00	0.0%	100.0%
	66	12,224	100.0%	$19.89	$19.15	10.8%	88.9%

(1)    Includes 55 office properties owned directly and 11 office properties owned through joint ventures or discretionary fund.

(2)    Average rent per square foot is defined as the weighted average current gross rental rate including expense escalations for leased office space in the building as of January 1, 2006.

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

(4)    The percentage of leases expiring in 2006 represents the ratio of square feet under leases expiring in 2006 divided by total net rentable square feet.

       The following table sets forth scheduled lease expirations for properties owned as of January 1, 2006 on leases executed as of January 1, 2006, assuming no customer exercises renewal options:

		Net		Annualized	Weighted	Weighted Est
		Rentable	Percent of	Rental	Expiring Gross	Avg Market
Year of	Number	Square Feet	Total Net	Amount	Rental Rate Per	Rent Per Net
Lease	of	Expiring	Rentable	Expiring (1)	Net Rentable	Rentable
Expiration	Leases	(in thousands)	Square Feet	(in thousands)	Square Foot (2)	Square Foot (3)
2006	346	1,326	10.84%	$ 27,028	$20.39	$18.42
2007	286	1,514	12.38%	29,401	19.42	17.97
2008	273	1,699	13.90%	32,043	18.86	17.68
2009	183	1,624	13.29%	35,217	21.68	21.45
2010	165	1,444	11.81%	27,030	18.73	18.18
2011	53	909	7.44%	20,183	22.21	20.75
Thereafter	103	2,352	19.24%	45,246	19.23	19.79
	1,409	10,868	88.90%	$216,148	$19.89	$19.15

(1)    Annualized rental amount expiring is defined as net rentable square feet expiring multiplied by the weighted average expiring annual rental rate per net rentable square foot.

(2)    Weighted average expiring gross rental rate is the weighted average rental rate including expense escalations for office space.

(3)    Estimated average market rent is based upon information obtained from (i) the Company's own experience in leasing space at the properties: (ii) leasing agents in the relevant markets with respect to quoted rental rates and completed leasing transactions for comparable properties in the relevant markets; and (iii) publicly available data with respect thereto as of January 1, 2006.  Estimated average market rent is weighted by the net rentable square feet expiring in each property.

       Fixed-rate mortgage notes payable total $483.3 million at December 31, 2005 and are secured by 28 properties in various markets with interest rates ranging from 3.67% to 8.25%.  Maturity dates on these mortgage notes payable range from August 2007 to October 2019 on 15 to 30 year amortizations.  See Note E - "Notes Payable" to the consolidated financial statements.

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

Customers

        The office properties are leased to 1,409 customers, which are in a wide variety of industries including banking, professional services (including legal, accounting, and consulting), energy, financial services and telecommunications.  The following table sets forth information concerning the 25 largest customers of the properties owned directly or through joint ventures as of January 1, 2006 (in thousands, except square foot data):

	Leased	Annualized		Lease
	Square	Rental		Expiration
Customer	Feet (1)	Revenue (1)	Office Property	Date
General Services Administration (GSA)	330,908	$ 7,777	(2)	(2)
Blue Cross Blue Shield of Georgia, Inc.	272,718	6,558	Capital City Plaza	(3)
Cox Enterprises	261,360	4,988	(4)	(4)
Regions Financial Corporation	222,380	4,874	Morgan Keegan Tower	(5)
Young & Rubicam	122,078	4,224	233 North Michigan	(6)
Nabors Industries/Nabors Corporate Services	185,751	3,460	One Commerce Green	(7)
United Healthcare Services	68,663	3,136	(8)	(8)
Honeywell	142,464	3,035	Honeywell Building	(9)
Bank of America, NA	249,326	2,877	(10)	(10)
South Carolina State Government	189,955	2,773	(11)	(11)
Forman, Perry, Watkins, Krutz & Tardy	177,719	2,756	(12)	(12)
Progress Energy	135,105	2,554	(13)	(13)
Clear Channel Communications	72,918	2,505	(14)	(14)
Schlumberger Technology	155,324	2,408	Schlumberger	(15)
Extra Space Storage	91,200	2,167	Moore Building	04/15
DHL Airways	98,649	2,095	One Commerce Green	11/06
MeadWestvaco Corporation	100,457	1,861	Westvaco Building	03/07
Stein Mart, Inc.	98,748	1,770	Stein Mart Building	12/10
First Tennessee Bank, NA	111,615	1,744	First Tennessee Plaza	(16)
CB Richard Ellis	40,698	1,582	233 North Michigan	11/10
Louisiana-Pacific Corporation	84,596	1,530	Bank of America Plaza	12/15
URS Corporation	56,164	1,524	(17)	(17)
The CIT Group	46,198	1,505	233 North Michigan	02/09
Seven Worldwide	45,000	1,464	233 North Michigan	02/09
Viad Corporation	158,422	1,397	Viad Corporate Center	(18)
	3,518,416	$72,564
Total Rentable Square Footage (1)	12,224,013
Total Annualized Rental Revenue (1)	$189,157

(1)    Annualized Rental Revenue represents the gross rental rate (including escalations) per square foot as of January 1, 2006, multiplied by the number of square feet leased by the customer.  Annualized rent for customers in unconsolidated joint ventures is calculated based on our ownership interest.  However, leased square feet represents 100% of square feet leased through direct ownership or through joint ventures.

(2)    GSA occupies 330,908 square feet in 12 properties under separate leases that expire as follows:  189,316 square feet in November 2009 with a cancellation option in November 2006, limited to 33,609 square feet; 25,726 square feet in July 2010, 22,973 square feet in January 2013, 22,925 square feet in December 2007, 22,069 square feet in March 2008, 13,971 square feet in January 2010, 8,603 square feet in June 2013, 6,286 square feet in June 2008, 5,471 square feet in October 2012, 5,370 square feet in March 2006, 5,155 square feet in November 2011 and 3,043 square feet in April 2014.

(3)    Blue Cross Blue Shield of Georgia, Inc. occupies 272,718 square feet expiring in June 2014 with a cancellation option in June 2012.

(4)    Cox Enterprises, Inc. occupies 261,360 square feet in two properties under separate leases that expire as follows:  162,361 square feet in August 2010, 79,790 square feet in December 2008 and 19,209 square feet in June 2010.

(5)    Regions Financial Corporation occupies 222,380 square feet under separate leases that expire as follows: 218,464 square feet in September 2007 and 3,916 square feet in November 2010.  Subsequent to January 1, 2006, Parkway renewed its lease agreement with Morgan Keegan and Company for 218,464 square feet extending the term until 2016.

(6)    Young & Rubicam occupies 122,078 square feet expiring in November 2011 with a cancellation option beginning in November 2006, limited to 34,000 square feet.

(7)    Nabors Industries/Nabors Corporate Services occupies 185,751 square feet expiring in December 2007 with a cancellation option beginning December 31, 2006.

(8)    United Healthcare Services occupies 68,663 square feet in two properties and the leases expire as follows: 67,028 square feet in November 2009 and 1,635 square feet in December 2006.

(9)    Honeywell occupies 142,464 square feet expiring as follows:  122,489 square feet in July 2008 and 19,975 square feet in February 2006.

(10)  Bank of America, NA occupies 249,326 square feet in two properties under separate leases that expire as follows:  180,530 square feet in March 2012 and 68,796 square feet in June 2006.

(11)  South Carolina Government Agencies occupy 189,955 square feet in two properties under separate leases that expire as follows:  130,260 square feet in June 2010, 42,707 square feet in June 2009, 15,711 square feet in June 2011, 927 square feet in June 2006 and 350 square feet on a month-to-month lease.  The Budget and Control Board's 119,383 square feet lease contains a cancellation option available every June 30th, and the SC Dept. of Commerce's 40,099 square feet lease contains a cancellation option available every August 1st.

(12)  Forman, Perry, Watkins, Krutz & Tardy occupies 177,719 square feet in two properties and the leases expire as follows:  159,127 square feet in December 2011 and 18,592 square feet in July 2009 with a cancellation option after July 2007.

(13)  Progress Energy occupies 135,105 square feet in two properties and the leases expire as follows:  133,279 square feet in May 2008 representing the customer's early termination date and 1,826 square feet in December 2010.

(14)  Clear Channel Communications occupies 72,918 square feet expiring as follows:  69,016 square feet expiring in July 2015 and 3,902 square feet expiring in July 2014.

(15)  Schlumberger Technology occupies 155,324 square feet expiring in February 2012 with a cancellation option on December 31, 2008.

(16)  First Tennessee Bank, NA occupies 111,615 square feet expiring in September 2014.  The lease contains two, one-time contraction options in October 2006 and October 2008 for approximately 17,000 square feet each.  Subsequent to January 1, 2006, First Tennessee Bank exercised a contraction option for 16,011 square feet.

(17)  URS Corporation occupies 56,164 square feet in Squaw Peak Corporate Center expiring in November 2008.  Subsequent to January 1, 2006, URS Corporation signed a new lease for 3,348 square feet in the 111 Capitol Building expiring in February 2011.

(18)  Viad Corporation occupies 158,422 square feet under separate leases that expire as follows: 156,564 square feet in August 2011 and 1,858 square feet in April 2008.

Non-Core Assets

       Since January 1, 1996, Parkway has pursued a strategy of liquidating its non-core assets and using the proceeds from such sales to acquire office properties, pay down short-term debt and repurchase its own stock.  The Company defines non-core assets as all assets other than office and parking properties, which at December 31, 2005 consisted of undeveloped land.  The book value of the land, which is available for sale, was $1.5 million as of December 31, 2005 with a carrying cost of approximately $5,000 annually.

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

 ITEM 4.  Submission of Matters to a Vote of Security Holders.

       None.

PART II

ITEM 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

       The Company's common stock ($.001 par value) is listed and trades on the New York Stock Exchange under the symbol "PKY".  The number of record holders of the Company's common stock at January 1, 2006, was 2,716.

       As of March 1, 2006, the last reported sales price per common share on the New York Stock Exchange was $44.03.  The following table sets forth, for the periods indicated, the high and low last reported sales prices per share of the Company's common stock and the per share cash distributions paid by Parkway during each quarter.

	Year Ended			Year Ended
	December 31, 2005			December 31, 2004
Quarter Ended	High	Low	Distributions	High	Low	Distributions
March 31	$50.57	$46.20	$ .65	$47.95	$41.95	$ .65
June 30	50.01	45.43	.65	47.35	37.65	.65
September 30	53.58	44.60	.65	48.13	42.85	.65
December 31	47.01	40.14	.65	51.36	46.52	.65
			$2.60			$2.60

       Common stock distributions during 2005 and 2004 ($2.60 per share) were taxable as follows for federal income tax purposes:

	Year Ended
	December 31
	2005	2004
Ordinary income	$1.98	$2.00
Post May 5, 2003 capital gain	.13	.04
Unrecaptured Section 1250 gain	.03	.14
Return of capital	.46	.42
	$2.60	$2.60

       On January 10, 2005, the Company sold 1.6 million shares of common stock to Citigroup Global Markets Inc. The Company used the net proceeds of $76 million towards the acquisition of the 70% interest held by its joint venture partner in the property known as 233 North Michigan Avenue in Chicago, IL and the acquisition of two properties in Jacksonville, FL.

       Additionally, through the Company's Dividend Reinvestment and Stock Purchase Plan ("DRIP Plan"), 41,113 common shares were sold during 2005.  Net proceeds received on the issuance of shares were $1.9 million , which equates to an average net price per share of $46.19 at a discount of 1%.  The proceeds were used to reduce amounts outstanding under the Company's short-term lines of credit.

       The following table shows the high and low Series D preferred share prices and per share distributions paid for each quarter of 2005 and 2004 reported by the New York Stock Exchange.

	Year Ended			Year Ended
	December 31, 2005			December 31, 2004
Quarter Ended	High	Low	Distributions	High	Low	Distributions
March 31	$26.80	$25.40	$ .50	$27.90	$26.35	$ .50
June 30	26.70	25.35	.50	26.75	24.75	.50
September 30	26.75	26.01	.50	26.65	25.41	.50
December 31	26.60	25.60	.50	26.65	25.74	.50
			$2.00			$2.00

       As of January 1, 2006, there were six holders of record of the Company's 2.4 million outstanding shares of Series D preferred stock.  Series D preferred stock distributions during 2005 and 2004 were taxable as follows for federal income tax purposes:

	Year Ended December 31
	2005	2004
Ordinary income	$1.88	$1.86
Post May 5, 2003 capital gain	.10	.03
Unrecaptured Section 1250 gain	.02	.11
	$2.00	$2.00

      In 2001, the Company issued 2,142,857 shares of 8.34% Series B Cumulative Convertible Preferred stock to Rothschild/Five Arrows.  In addition to the issuance of Series B preferred stock, Parkway issued a warrant to Five Arrows to purchase 75,000 shares of the Company's common stock at a price of $35 for a period of seven years.  During 2005, no shares of Series B preferred stock were converted into Parkway common stock.  As of December 31, 2005, there were 803,499 shares of Series B preferred stock outstanding.  Dividends of $2.3 million and $5.2 million were declared on the stock in 2005 and 2004, respectively.  There is no public market for Parkway's Series B Cumulative Convertible Preferred stock.

Purchase of Equity Securities

      During 2005, Parkway did not have an authorized share repurchase program and did not purchase any Parkway common stock.  On February 9, 2006, the Board of Directors authorized the repurchase of up to 1 million shares of Parkway's outstanding common stock through August 2006.  The shares may be purchased in the open market or in privately negotiated transactions, and at times and in amounts that the Company deems appropriate.

Securities Authorized for Issuance Under Equity Compensation Plans

      See Item 12 of this Annual Report on Form 10-K, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for certain information regarding the Company's equity compensation plans.

ITEM 6.  Selected Financial Data.

	Year Ended 12/31/05	Year Ended 12/31/04	Year Ended 12/31/03	Year Ended 12/31/02	Year Ended 12/31/01
	(In thousands, except per share data)
Operating Data:
Revenues
Income from office and parking properties	$ 192,645	$157,792	$139,826	$150,877	$135,089
Other income	3,252	3,869	3,854	2,818	2,767
Total revenues	195,897	161,661	143,680	153,695	137,856
Expenses
Operating expenses:
Office and parking properties	90,121	72,322	62,279	65,181	57,176
Non-core assets	5	22	37	34	39
Interest expense	28,326	21,580	16,319	19,839	21,828
Depreciation and amortization	51,753	36,319	27,757	27,187	23,650
Interest expense on bank notes	7,118	4,237	3,399	6,647	5,497
General and administrative and other	5,075	4,822	4,592	5,445	5,240

Income before equity in earnings, gain (loss), minority
interest and discontinued operations	13,499	22,359	29,297	29,362	24,426
Equity in earnings of unconsolidated joint ventures	1,496	1,697	2,212	824	62
Gain (loss) on joint venture interests, real estate,
note receivable and real estate equity securities	1,039	4,309	10,661	(2,068)	1,611
Minority interest - unit holders	(2)	(2)	(3)	(2)	(3)
Minority interest - real estate partnerships	(187)	127	-	-	-

Income before discontinued operations	15,845	28,490	42,167	28,116	26,096
Income from discontinued operations	781	1,025	1,014	626	452
Gain on sale of real estate from discontinued operations	4,181	-	-	770	-

Net income	20,807	29,515	43,181	29,512	26,548
Original issue costs associated with redemption
of preferred stock	-	-	(2,619)	-	-
Dividends on preferred stock	(4,800)	(4,800)	(5,352)	(5,797)	(5,797)
Dividends on convertible preferred stock	(2,346)	(5,186)	(6,091)	(6,257)	(3,249)

Net income available to common stockholders	$ 13,661	$ 19,529	$ 29,119	$ 17,458	$ 17,502

Net income per common share:
Basic:
Income from continuing operations	$ .62	$ 1.64	$ 2.75	$ 1.72	$ 1.82
Discontinued operations	.35	.09	.10	.15	.05
Net income	$ .97	$ 1.73	$ 2.85	$ 1.87	$ 1.87

Diluted:
Income from continuing operations	$ .61	$ 1.61	$ 2.69	$ 1.69	$ 1.80
Discontinued operations	.35	.09	.10	.15	.05
Net income	$ .96	$ 1.70	$ 2.79	$ 1.84	$ 1.85

Book value per common share (at end of year)	$ 27.42	$ 26.44	$ 26.09	$ 25.10	$ 25.33
Dividends per common share	$ 2.60	$ 2.60	$ 2.60	$ 2.56	$ 2.45
Weighted average shares outstanding:
Basic	14,065	11,270	10,224	9,312	9,339
Diluted	14,233	11,478	10,453	9,480	9,442
Balance Sheet Data:
Office and parking investments, net of depreciation	$1,040,929	$820,807	$728,695	$706,551	$795,860
Investment in unconsolidated joint ventures	12,942	25,294	20,026	15,640	412
Total assets	1,188,342	931,188	802,308	763,937	840,612
Notes payable to banks	150,371	104,618	110,075	141,970	126,044
Mortgage notes payable	483,270	353,975	247,190	209,746	304,985
Total liabilities	701,010	511,802	394,287	387,116	465,031
Preferred stock	57,976	57,976	57,976	66,250	66,250
Convertible preferred stock	28,122	28,122	68,000	75,000	75,000
Stockholders' equity	474,516	415,648	407,980	376,821	375,581

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation.

Overview

       Parkway is a self-administered and self-managed REIT specializing in the acquisition, operations and leasing of office properties.  The Company is geographically focused on the Southeastern and Southwestern United States and Chicago.  As of January 1, 2006 Parkway owned or had an interest in 66 office properties located in 11 states with an aggregate of approximately 12.2 million square feet of leasable space.  The Company generates revenue primarily by leasing office space to its customers and providing management and leasing services to third-party office property owners (including joint venture interests).  The primary drivers behind Parkway's revenues are occupancy, rental rates and customer retention.

Occupancy.  Parkway's revenues are dependent on the occupancy of its office buildings.  As a result of job losses and over supply of office properties during 2001 through 2003, vacancy rates increased nationally and in Parkway's markets.  In 2004, the office sector began to recover from high vacancy rates due to improving job creation.  As of February 1, 2006, occupancy of Parkway's office portfolio was 88.9% compared to 90% as of October 1, 2005 and 91% as of January 1, 2005.  Not included in the February 1, 2006 occupancy rate are 27 signed leases totaling 229,000 square feet, which commence during the first through third quarters of 2006 and will raise Parkway's percentage leased to 90.7%.  To combat rising vacancy, Parkway utilizes innovative approaches to produce new leases.  These include the Broker Bill of Rights, a short-form service agreement and customer advocacy programs which are models in the industry and have helped the Company maintain occupancy around 90% during a time when the national occupancy rate is approximately 86%.  Parkway projects occupancy ranging from 89% to 93% during 2006 for its office properties.

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

Customer Retention.  Keeping existing customers is important as high customer retention leads to increased occupancy, less downtime between leases, and reduced leasing costs.  Parkway estimates that it costs five to six times more to replace an existing customer with a new one than to retain the customer.  In making this estimate, Parkway takes into account the sum of revenue lost during downtime on the space plus leasing costs, which rise as market vacancies increase.  Therefore, Parkway focuses a great deal of energy on customer retention.  Parkway's operating philosophy is based on the premise that it is in the customer retention business.  Parkway seeks to retain its customers by continually focusing on operations at its office properties.  The Company believes in providing superior customer service; hiring, training, retaining and empowering each employee; and creating an environment of open communication both internally and externally with customers and stockholders.  Over the past nine years, Parkway maintained an average 73.8% customer retention rate.  Parkway's customer retention for the year ending December 31, 2005 was 70.3% compared to 69.8% for the year ending December 31, 2004.

Strategic Planning.  For many years, Parkway has been engaged in a process of strategic planning and goal setting.  The material goals and objectives of Parkway's earlier strategic plans have been achieved, and benefited Parkway's stockholders through increased Funds from Operations available to common shareholders ("FFO") and dividend payments per share.  Effective January 1, 2003, the Company adopted a three-year strategic plan referred to as VALUE SQUARE, which was completed on December 31, 2005.  This plan reflected the employees' commitment to create value for Parkway's shareholders while holding firm to the core values as espoused in the Parkway Commitment to Excellence.  Under the VALUE SQUARE Plan the Company created value by Venturing with best partners, Asset recycling, Leverage neutral growth, Uncompromising focus on operations and provided an Equity return to its shareholders that was 10% greater than that of its peer group, the National Association of Real Estate Investment Trusts ("NAREIT") office index.  Equity return was defined as growth in FFO per diluted share.

The highlights of 2003, 2004 and 2005 reflect the strategy set forth in VALUE SQUARE as described below:

•         Venture with Best Partners.  During 2003 through 2005, we sold joint venture interests in seven office properties.  Parkway continues to evaluate its existing portfolio for joint venture candidates and anticipates joint venturing more properties, as well as purchasing new properties with the intention of joint venturing them.  During 2005, Parkway formed a discretionary fund with Ohio PERS and the discretionary fund purchased two office buildings totaling $28 million.

•         Asset Recycling.  Parkway sold one office property, while maintaining a 10-year non-cancelable management contract, and a .74 acre parcel of land in 2003 and two office properties in 2005.  Using the proceeds from the joint ventures, property sales, stock offerings and bank lines of credit, Parkway purchased 12 office buildings totaling $484 million during the three years of VALUE SQUARE.

•         Leverage Neutral Growth.  Parkway began 2003 with a debt to total market capitalization of 45% and operated most of the plan below 45%, with an average of 43% over the three year period.

•         Uncompromising Focus on Operations.  Recognizing that in this difficult real estate environment, operating efficiently and consistently is more important than ever, Parkway implemented the Uncompromising Focus on Operations ("UFO") program in the first quarter of 2003, whereby Parkway's Customer Advocate grades each property in all areas of consistency and high standards.  This is done in conjunction with the Customer Advocate interviews with each customer each year.  Parkway continues to focus on the basics of our business:  customer retention, leasing, and controlling operating expenses and capital expenditures, to maintain our occupancy, all of which have the effect of maintaining and increasing net operating income.  During the VALUE SQUARE Plan, Parkway averaged customer retention of 66% annually, however occupancy dropped from 92.3% at the beginning of the plan to 88.9% at the end.  The Company's average occupancy during the three years was 90.4%, which was above the national average over the same time frame.

•         Equity Returns to Shareholders 10% Greater than the NAREIT Office Index.  Parkway achieved the financial goal of the VALUE SQUARE Plan, which was FFO growth 10% greater than the Company's peer group.  In connection with the VALUE SQUARE Plan, restricted stock had been granted to officers of the Company and would vest early if two performance targets were met.  Parkway had to achieve FFO growth 10% greater than the peer group and FFO growth had to be positive.  While Parkway achieved FFO growth greater than 10%, the Company did not achieve positive FFO growth.  Therefore, the restricted shares were not released and will continue to vest over the original seven year vesting period.

        On January 1, 2006, the Company initiated a new operating plan that will be referred to as the "GEAR UP" Plan.  At the heart of the GEAR UP Plan are Great People transforming Parkway through Equity Opportunities and Asset Recycling from an owner-operator to an operator-owner. Our long-standing commitment to Retain our Customers and provide an Uncompromising Focus on Operations remains steadfast.  We believe that by accomplishing these goals we can deliver excellent Performance to our shareholders.  The GEAR UP Plan is more of an evolution from the VALUE SQUARE Plan rather than a revolutionary new plan as there are many similarities between the two plans.  The goals of the GEAR UP Plan are as follows:

•         Great People.  Great customer service starts with hiring great people, training them well and retaining them.  It will take great people to accomplish the ambitious goals of the Plan.

•         Equity Opportunities.  Over the last several years management has created a broad array of equity opportunities for Parkway.  On the private equity side this includes the use of joint ventures and discretionary funds, such as the new fund with Ohio PERS.  The judicious use of private equity provides a greater return on equity to the public shareholders. Parkway intends to contribute assets from its balance sheet to form new joint ventures and expects these subsequent ventures to proximate discretionary funds in their duration and economics. On the public equity side, this includes the judicious use of common equity and preferred equity to manage the balance sheet and growth.

•         Asset Recycling. The Company has demonstrated its willingness in the past to sell assets when management believed the time was right.  Since the start of the GEAR UP Plan development over 15 months ago, the investment market has continued to indicate that now is the time to pursue certain sales to maximize value; therefore Asset Recycling has risen in importance.  Parkway has identified 25 buildings in twelve markets which total almost 5 million rentable square feet to be part of the asset recycling program during the GEAR UP Plan.  Most of these properties are smaller assets or located in smaller markets that do not fit with the Company strategy of owning larger assets in institutional markets.  The dispositions that are planned will help align the Company's portfolio with its current acquisition criteria, which focuses on larger properties in institutional markets.  In most cases, Parkway will keep a 10 to 30% joint venture interest in the properties being recycled and retain management and leasing agreements.

These two goals, Equity Opportunities and Asset Recycling, are what combine to transform Parkway from being first an owner of real estate, and secondarily an operator of real estate for others to being first an operator of real estate for others that also owns an interest in the real estate.  The three years of the GEAR UP Plan are a springboard for this transformation.  The plan anticipates the sale, mainly through the joint venture format of almost $600 million in assets, $256 million of which relates to 233 North Michigan.  Simultaneously, the Plan includes fully investing the remaining $472 million for the OPERS fund and making fee simple acquisitions of almost $400 million.  Management strongly believes that these actions will result in Parkway better leveraging its core strength of operating office properties and will be advantageous for the Company's shareholders over the long term.

The key to success in GEAR UP will be in the areas of Equity Opportunities and Asset Recycling.  To prepare for the challenges of these goals, Parkway hired a full time fund manager and a full time dispositions officer for the first time in corporate history and both of them are diligently working to achieve these goals.

•         Retain Customers.  Customer retention remains the cornerstone of the Company's business and is why partners are venturing with Parkway.  The goal is a customer retention rate of 70% to 75%.

•         Uncompromising Focus on Operations.  Parkway is reaffirming its commitment to do that which it does best, and that is to operate office properties for maximum returns.

•         Performance.  In the planning process, management first decided what actions to take strategically over the next three years and secondly, modeled the economic impact of these actions.  Given the large component of Asset Recycling in the Plan, management selected a financial metric that would be most appropriate to measure the success of the Plan.   This led to the adoption of Cumulative Adjusted Funds Available for Distribution ("Cumulative Adjusted FAD") as the metric for the GEAR UP Plan, with a target of $7.18 per share cumulative over three years.  Additionally, Parkway has established a self-imposed limit for the modified fixed charge coverage ratio of an average of 2.5 times as a pledge not to use leverage to achieve Company goals.

For the GEAR UP Plan Parkway is not abandoning Funds from Operations, but rather carrying it a step further to include accountability for capital items and removing the accounting adjustments which are not directly influenced by the operations of its properties.   Management believes an Adjusted FAD goal provides an effective alignment with the shareholders by focusing the team on maximizing income from operations while being mindful of capital expenses and ultimately the funds available to cover the dividend.   Cumulative Adjusted FAD is calculated as the sum of Adjusted FAD for each of the three years of the plan.    The adjustments that will be made to FAD reported each quarter principally include charges for impairment of value and expenses related to the early extinguishment of debt.

Discretionary Fund.  On July 6, 2005, Parkway, through affiliated entities, entered into a limited partnership agreement forming a $500 million discretionary fund with Ohio PERS for the purpose of acquiring high-quality multi-tenant office properties.  Ohio PERS is a 75% investor and Parkway is a 25% investor in the fund, which will be capitalized with approximately $200 million of equity capital and $300 million of non-recourse, fixed-rate first mortgage debt.  The fund targets acquisitions in the existing core Parkway markets of Houston, Phoenix, Atlanta, Chicago, Charlotte, Orlando, Tampa/St. Petersburg, Ft. Lauderdale and Jacksonville.

       To date, the discretionary fund has purchased a two-building office portfolio in Orlando, Florida for a combined purchase price of $28.4 million.  The fund expects to spend an additional $3.3 million for closing costs, building improvements, leasing costs and tenant improvements during the first two years of ownership.  The purchase was funded with a $17.2 million first mortgage placement by the fund and with equity contributions from the partners.  There is approximately $472 million remaining capacity for fund office investments.  The remaining office investments are expected to be funded by approximately $283 million in mortgage debt and $189 million in equity contributions from partners.

       The fund targets properties with a cash on cash return greater than 7% and a leveraged internal rate of return of greater than 11%.  Parkway serves as the general partner of the fund and will provide asset management, property management, leasing and construction management services to the fund, for which it will be paid market-based fees.  After each partner has received a 10% annual cumulative preferred return and a return of invested capital, 20% of the excess cash flow will be paid to the general partner and 80% will be paid to the limited partners.    Through its general partner and limited partner ownership interests, Parkway may receive a distribution of the cash flow equivalent to 40%.  Parkway will have three years to identify and acquire properties for the fund (the "Commitment Period"), with funds contributed as needed to close acquisitions.  Parkway will exclusively represent the fund in making acquisitions within the target markets and within certain predefined criteria.  Parkway will not be prohibited from making fee-simple or joint venture acquisitions in markets outside of the target markets, acquiring properties within the target markets that do not meet the fund's specific criteria or selling or joint venturing any currently owned properties.  The term of the fund will be seven years from the expiration of the Commitment Period, with provisions to extend the term for two additional one-year periods.

Financial Condition

 Comments are for the balance sheet dated December 31, 2005 compared to the balance sheet dated December 31, 2004.

       Office and Parking Properties.   In 2005, Parkway continued the application of its strategy of operating and acquiring office properties, joint venturing interests in office assets, as well as liquidating non-core assets and office assets that no longer meet the Company's investment criteria and/or the Company has determined value will be maximized by selling.  During the year ended December 31, 2005, total assets increased $257 million, and office and parking properties and parking development (before depreciation) increased $257 million or 26.7%.

 Purchases, Improvements and Dispositions

       Parkway's investment in office and parking properties increased $220 million net of depreciation, to a carrying amount of $1 billion at December 31, 2005 and consisted of 59 office and parking properties.  During the year ending December 31, 2005, Parkway purchased seven office properties as follows (in thousands):

			Date	Purchase
Office Property	Location	Square Feet	Purchased	Price
233 North Michigan (63% interest) (a)	Chicago, IL	1,070	01/14/05	$125,755
233 North Michigan (7% interest) (a)	Chicago, IL	-	04/29/05	13,973
Stein Mart Building	Jacksonville, FL	197	03/30/05	19,785
Riverplace South	Jacksonville, FL	105	03/30/05	9,500
Forum I (b)	Memphis, TN	162	07/26/05	19,250
Maitland 100 (c)	Orlando, FL	128	09/28/05	14,700
555 Winderley Place (c)	Orlando, FL	102	09/28/05	13,717
Mesa Corporate Center	Phoenix, AZ	105	12/15/05	20,300
Total		1,869		$236,980

(a)  Parkway purchased an additional 70% interest in 233 North Michigan raising the Company's total investment to 100%.  Parkway assumed its proportionate share of a $100 million first mortgage with a 7.21% interest rate as part of the 233 North Michigan purchase.  The mortgage has been recorded at $111.7 million to reflect the fair value of the financial instrument based on the rate of 4.94% on the date of purchase.

(b)  Parkway assumed a $11.7 million first mortgage with an 7.31% interest rate as part of the Forum I purchase.  The mortgage has been recorded at $12.9 million to reflect the fair value of the financial instrument based on the rate of 5.25% on the date of purchase.

(c)  Two office properties were purchased in connection with the discretionary fund formed with Ohio PERS.  Parkway's ownership interest is 25% and these properties are included in Parkway's consolidated financial statements.

       During the year ending December 31, 2005, the Company capitalized building improvements, development costs and additional purchase expenses of $29.6 million and recorded depreciation expense of $40.5 million related to its office and parking properties.

       On September 9, 2005, the Company sold The Park on Camelback, a 102,000 square foot office property located in Phoenix, Arizona, to an unrelated third party for $17.5 million and recorded a gain of $4.4 million.  On September 14, 2005, the Company sold 250 Commonwealth, a 46,000 square foot office property located in Greenville, South Carolina, to an unrelated third party for $4 million and recorded a loss of $238,000.  In accordance with generally accepted accounting principles ("GAAP"), the net gain and all current and prior period income from these office properties has been classified as discontinued operations.

       Land Available for Sale.  During the quarter ending June 30, 2005, Parkway recorded an impairment loss of $340,000 on approximately 12 acres of land in New Orleans, Louisiana.  The loss was computed based on market research and comparable sales in the area. However, during the quarter ending September 30, 2005, the city of New Orleans sustained considerable damage as a result of Hurricane Katrina.  Currently, the Company is unable to assess the damage, if any, to the 12 acres of land owned in New Orleans or whether the value of the land is impaired.  As of December 31, 2005, the land available for sale in New Orleans totaled $1.5 million or .1% of total assets.  The Company expects to continue its efforts to liquidate this asset.

       Investment in Unconsolidated Joint Ventures.  Parkway is committed to forming joint ventures with best partners for the purpose of acquiring office assets in the Southeastern and Southwestern United States and Chicago.  We believe these investments result in a higher return on equity than 100% owned assets.  Parkway will operate, manage and lease the properties on a day-to-day basis, provide acquisition and construction management services to the joint venture, and receive fees for providing these services.   The joint venture partner will provide 70 to 80% of the joint venture capital, with Parkway to provide the balance. In 2005, investment in unconsolidated joint ventures decreased $12.4 million or 48.8%.  The primary reason for the decrease is due to the net effect of the consolidation of 233 North Michigan effective January 14, 2005 and the transfer of an 80% interest in Maitland 200 to a joint venture effective June 16, 2005. See detailed information regarding the 2005 joint venture transaction under the caption "Joint Ventures" appearing in Item 1. "Business".  The 2005 joint venture transaction is summarized in the following table (in thousands).

	Interest		Square	Date	Gross Sales
Property	Sold	Location	Feet	Sold	Price
Maitland 200	80%	Orlando, FL	203	06/16/05	$28,416

       Rents Receivable and Other Assets.  Rents receivable and other assets increased $27 million for the year ending December 31, 2005. The increase is primarily attributable to the increase in straight line rent receivable of $3.7 million, unamortized lease costs due to the purchase of office properties in 2005 and an increase in escrow bank account balances.  In 2005, the total purchase price allocated to lease costs was $10 million.  The increase in escrow bank account balances of $6.6 million is primarily due to current period escrow deposit requirements for consolidated properties and due to the consolidation of 233 North Michigan as a result of purchasing the remaining 70% interest in the property in 2005.

       Intangible Assets, Net.  For the year ending December 31, 2005, intangible assets net of related amortization increased $22 million and was primarily due to the allocation of the purchase price of 2005 office property acquisitions to above market in-place leases and the value of in-place leases.  In 2005, the total purchase price allocated to above market in-place leases and the value of in-place leases was $14.7 million and $22.3 million, respectively.  Additionally, in connection with the transfer of the 80% joint venture interest in Maitland 200, intangible assets disposed totaled $5.5 million.  Parkway accounts for its acquisitions of real estate in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations", which requires the fair value of the real estate acquired to be allocated to acquired tangible and intangible assets.

       Notes Payable to Banks.  Notes payable to banks increased $45.8 million or 43.7% for the year ending December 31, 2005.  At December 31, 2005, notes payable to banks totaled $150.4 million and resulted primarily from advances under bank lines of credit to purchase additional properties and to make improvements to office properties.

       Mortgage Notes Payable.  Mortgage notes payable increased $129.3 million or 36.5% during the year ending December 31, 2005, as a result of the following (in thousands):

Increase
(Decrease)
Assumption of first mortgage on office property purchases	$124,530
Placement of mortgage debt in discretionary fund	17,160
Placement of mortgage debt	86,000
Scheduled principal payments	(17,724)
Principal paid on early extinguishment of debt	(61,396)
Transfer mortgage to joint venture	(19,275)
$129,295

       Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition - Purchases, Improvements and Dispositions," includes a description of mortgages assumed in connection with 2005 office property purchases.

        On June 16, 2005, Parkway transferred an 80% joint venture interest in Maitland 200 to Rubicon.  In addition to acquiring an 80% interest in the single purpose entity that owns the property, Rubicon assumed 100% of the existing $19.3 million, 4.4% first mortgage.   Therefore, this mortgage was transferred to the Maitland Joint Venture as of June 16, 2005.

       In connection with the purchase of Maitland 100 and 555 Winderley Place by the discretionary fund with Ohio PERS, on September 29, 2005, the fund placed a $17.2 million seven-year first mortgage at a fixed interest rate of 4.92%. Payments during the first five years of the mortgage term will be on an interest-only basis, and the loan includes provisions for two one‑year extensions.

       On December 20, 2005 the Company closed an $86 million non-recourse first mortgage with Teachers Insurance and Annuity Association of America ("TIAA"). This loan replaced the Company's indebtedness with TIAA which was due to expire on July 1, 2008, carried an interest rate of 6.945%, and had an outstanding balance of $61.4 million as of December 20, 2005. The new loan matures on January 1, 2016, carries a fixed interest rate of 6.21%, amortizes over a twenty-five year period, and represents a 75% loan to value ratio. Additionally, the collateral pool for the mortgage was reduced from twelve properties to five, releasing seven properties with a market value of approximately $65 million.  After re-payment of the original principal balance and prepayment fees, the Company received net proceeds of $23.7 million which were used to reduce line of credit borrowings. The Company recognized expenses for a pre-payment penalty and a write-off of unamortized loan costs for a combined total of $781,000 during the fourth quarter of 2005.

       The Company expects to continue seeking fixed-rate, non-recourse mortgage financing with maturities from five to ten years typically amortizing over 25 to 30 years on select office building investments as additional capital is needed.  The Company targets a debt to total market capitalization rate at a percentage in the mid-40's.  This rate may vary at times pending acquisitions, sales and/or equity offerings.  In addition, volatility in the price of the Company's common stock may affect the debt to total market capitalization ratio.  However, over time the Company plans to maintain a percentage in the mid-40's.  In addition to this debt ratio, the Company monitors interest, fixed charge and modified fixed charge coverage ratios.  The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization ("EBITDA").    The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA.  The modified fixed charge coverage ratio is computed by comparing cash interest accrued and preferred dividends paid to EBITDA.  In accordance with the GEAR UP Plan, Parkway has established a self-imposed limit for the modified fixed charge coverage ratio of 2.5 times as the Company's pledge not to use leverage to achieve Company goals.

The computation of the interest, fixed charge and modified fixed charge coverage ratios and the reconciliation of net income to EBITDA are as follows for the year ended December 31, 2005 and 2004 (in thousands):

	Year Ended
	December 31
	2005	2004
Net income	$ 20,807	$ 29,515
Adjustments to net income:
Interest expense	33,409	24,309
Amortization of financing costs	1,480	997
Prepayment expenses - early extinguishment of debt	555	511
Depreciation and amortization	52,096	36,843
Amortization of deferred compensation	533	783
Gain on sale of joint venture interests, real estate and note receivable	(5,220)	(4,309)
Tax expenses	6	(49)
EBITDA adjustments - unconsolidated joint ventures	2,593	5,929
EBITDA adjustments - minority interest in real estate partnerships	(2,378)	(1,772)

EBITDA (1)	$103,881	$ 92,757

Interest coverage ratio:
EBITDA	$103,881	$ 92,757
Interest expense:
Interest expense	$ 33,409	$ 24,309
Capitalized interest	52	15
Interest expense - unconsolidated joint ventures	1,400	2,927
Interest expense - minority interest in real estate partnerships	(1,328)	(1,093)
Total interest expense	$ 33,533	$26,158
Interest coverage ratio	3.10	3.55

Fixed charge coverage ratio:
EBITDA	$103,881	$ 92,757
Fixed charges:
Interest expense	$ 33,533	$ 26,158
Preferred dividends	7,146	9,986
Preferred distributions - unconsolidated joint ventures	21	507
Principal payments (excluding early extinguishment of debt)	17,724	13,087
Principal payments - unconsolidated joint ventures	108	633
Principal payments - minority interest in real estate partnerships	(497)	(399)
Total fixed charges	$ 58,035	$ 49,972
Fixed charge coverage ratio	1.79	1.86

Modified fixed charge coverage ratio:
EBITDA	$103,881	$ 92,757
Modfied Fixed charges:
Interest expense	$ 33,533	$ 26,158
Preferred dividends	7,146	9,986
Preferred distributions - unconsolidated joint ventures	21	507
Total fixed charges	$ 40,700	$ 36,651
Modified fixed charge coverage ratio:	2.55	2.53

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

       Accounts Payable and Other Liabilities.  During 2005, accounts payable and other liabilities increased $14.2 million or 33.3%.  The increase is primarily due to the impact of consolidating 233 North Michigan as a result of purchasing the remaining 70% interest in the property in 2005 of $10.8 million and the allocation of purchase price for 2005 acquisitions to below market leases of $6.4 million.

       Minority Interest - Real Estate Partnerships. During the year ending December 31, 2005, minority interest associated with real estate partnerships increased $9.1 million.  The increase is attributable to the formation of the discretionary fund with Ohio PERS and represents Ohio PERS' minority interest share of the discretionary fund.

       Stockholders' Equity.  Stockholders' equity increased $58.9 million or 14.2% during the year ended December 31, 2005 as a result of the following (in thousands):

Increase
(Decrease) (Decrease)
Net income	$20,807
Change in market value of interest rate swap	1,131
Change in unrealized loss on equity securities	(79)
Comprehensive income	21,859
Common stock dividends declared	(36,586)
Preferred stock dividends declared	(7,146)
Exercise of stock options	2,104
Shares issued - stock offerings	75,810
Shares issued - Directors' fees	193
Amortization of unearned compensation	533
Shares distributed from deferred compensation plan	202
Shares issued through DRIP plan	1,899
$58,868

       On January 10, 2005, the Company sold 1.6 million shares of common stock to Citigroup Global Markets Inc. The Company used the net proceeds of $76 million towards the acquisition of the 70% interest held by its joint venture partner in the property known as 233 North Michigan Avenue in Chicago, Illinois and the acquisition of two properties in Jacksonville, Florida.

 Results of Operations

 Comments are for the year ended December 31, 2005 compared to the year ended December 31, 2004.

       Net income available for common stockholders for the year ended December 31, 2005 was $13.7 million ($.97 per basic common share) as compared to $19.5 million ($1.73 per basic common share) for the year ended December 31, 2004.  Net income for the year ending December 31, 2005 included a net gain from the sale of real estate and joint venture interest of $5.6 million and an impairment loss on land of $340,000.  Net income for the year ending December 31, 2004 included gains on a note receivable and the sale of a joint venture interest of $4.3 million.

       Office and Parking Properties.  The primary reason for the change in the Company's net income from office and parking properties for 2005 as compared to 2004 is the net effect of the operations of the following properties purchased, properties sold and joint venture interests transferred (in thousands):

 Properties Purchased:

Office Properties	Purchase Date	Square Feet
Maitland 200	01/29/04	203
Capital City Plaza	04/02/04	408
Squaw Peak Corporate Center	08/24/04	287
233 North Michigan(63% interest)	01/14/05	1,070
233 North Michigan(7% interest)	04/29/05	-
Stein Mart Building	03/30/05	197
Riverplace South	03/30/05	105
Forum I	07/26/05	162
Mesa Corporate Center	12/15/05	105

Properties Sold:

Office Properties	Date Sold	Square Feet
The Park on Camelback	09/09/05	102
250 Commonwealth	09/14/05	46

Joint Venture Interests Transferred:

Office Property/Interest Transferred	Date Sold	Square Feet
Falls Point, Lakewood & Carmel Crossing/80%	12/14/04	550
Maitland 200/80%	06/16/05	203

       Operations of office and parking properties are summarized below (in thousands):

	Year Ended December 31
	2005	2004
Income	$192,645	$157,792
Operating expense	(90,121)	(72,322)
	102,524	85,470
Interest expense	(28,326)	(21,580)
Depreciation and amortization	(51,753)	(36,319)
Income from office and parking properties	$ 22,445	$ 27,571

        Interest Expense.  The $6.7 million increase in interest expense on office properties in 2005 compared to 2004 is due to the net effect of the early extinguishment of two mortgages in 2004, the issuance of subsidiary redeemable preferred membership interests in 2004, new loans assumed or placed in 2004 and 2005, the transfer of a mortgage in connection with the sale of a joint venture interest in 2005 and the refinancing of the TIAA mortgage.  The average interest rate on mortgage notes payable as of December 31, 2005 and 2004 was 5.7% and 6.0% respectively.

        Interest expense on bank notes increased $2.9 million for the year ending December 31, 2005 compared to year ending December 31, 2004.  The change is primarily due to the increase in the weighted average interest rate on bank lines of credit from 3.1% during the year ending December 31, 2004 to 4.6% during the same period in 2005.

Comments are for the year ended December 31, 2004 compared to the year ended December 31, 2003.

       Net income available for common stockholders for the year ended December 31, 2004 was $19.5 million ($1.73 per basic common share) as compared to $29.1 million ($2.85 per basic common share) for the year ended December 31, 2003.  Net income for the year ending December 31, 2004 included gains on a note receivable and the sale of a joint venture interest of $4.3 million.  Net income for the year ending December 31, 2003 included gains from the sale of two joint venture interests, an office property and land in the amount of $10.7 million.

       Office and Parking Properties.  The primary reason for the change in the Company's net income from office and parking properties for 2004 as compared to 2003 is the net effect of the operations of the following properties purchased, properties sold and joint venture interests transferred (in thousands):

Properties Purchased:

Office Properties	Purchase Date	Square Feet
Citrus Center	02/11/03	258
Peachtree Dunwoody Pavilion	08/28/03	366
Wells Fargo Building	09/12/03	135
Carmel Crossing	11/24/03	324
Maitland 200	01/29/04	203
Capital City Plaza	04/02/04	407
Squaw Peak Corporate Center	08/24/04	287

Property Sold:

Office Property	Date Sold	Square Feet
BB&T Financial Center	08/01/03	240

Joint Venture Interests Transferred:

Office Property/Interest Transferred	Date Sold	Square Feet
Viad Corporate Center/70%	03/06/03	480
UBS Building & River Oaks Place/80%	05/28/03	169
Falls Pointe, Lakewood & Carmel Crossing/80%	12/14/04	550

       Operations of office and parking properties are summarized below (in thousands):

	Year Ended December 31
	2004	2003
Income	$157,792	$139,826
Operating expense	(72,322)	(62,279)
	85,470	77,547
Interest expense	(21,580)	(16,319)
Depreciation and amortization	(36,319)	(27,757)
Income from office and parking properties	$ 27,571	$ 33,471

       Management Company Income.  The increase in management company income of $1.7 million for the year ended December 31, 2004 compared to 2003 is primarily due to the acquisition fee of approximately $2 million earned on the Rubicon Joint Venture transaction on December 14, 2004.  Parkway will continue to pursue joint venture opportunities with best partners while maintaining the management and leasing of the properties on a day-to-day basis.

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

        Interest Expense.  The $5.3 million increase in interest expense on office properties in 2004 compared to 2003 is due to the net effect of the early extinguishment of three mortgages in 2004 and two mortgages in 2003, new loans placed or assumed in 2004 and 2003, the issuance of the subsidiary redeemable preferred membership interests in connection with the Capital City Plaza purchase in 2004 and the impact of consolidating MBALP.  The average interest rate on mortgage notes payable as of December 31, 2004 and 2003 was 6.0% and 6.9%, respectively.

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

Liquidity and Capital Resources

       Statement of Cash Flows.  Cash and cash equivalents were $3.4 million and $1.1 million at December 31, 2005 and December 31, 2004, respectively.  Cash flows provided by operating activities for the year ending December 31, 2005 were $60.1 million compared to $63.3 million for the same period of 2004.  The change in cash flows from operating activities is primarily attributable to the timing of receipt of revenues and payment of expenses and the increase in number of properties owned.

       Cash used in investing activities was $172.8 million for the year ended December 31, 2005 compared to cash used by investing activities of $32.9 million for the same period of 2004.  The decrease in cash provided by investing activities of $139.9 million is primarily due to increased office property purchases and improvements in 2005.

       Cash provided by financing activities was $115 million for the year ended December 31, 2005 compared to cash used in financing activities of $30.5 million for the same period of 2004.  The increase in cash provided by financing activities of $145.5 million is primarily due to the proceeds received from a stock offering in 2005 and an increase in borrowings on bank lines of credit to fund office property purchases.

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

       At December 31, 2005, Parkway had $150.4 million outstanding under a three-year $190 million unsecured revolving credit facility with a consortium of 10 banks with Wachovia Capital Markets, LLC as Sole Lead Arranger and Sole Book Runner, Wachovia Bank, National Association as Administrative Agent, PNC Bank, National Association as Syndication Agent, and other banks as participants (the "$190 million line"), a $15 million unsecured line of credit with PNC Bank (the "$15 million line") and a $9 million unsecured line of credit with Trustmark National Bank (the "$9 million line").  The interest rates on the $190 million line and the $15 million line were equal to the 30-day LIBOR rate plus 100 to 150 basis points, depending upon overall Company leverage.  The interest rate on the $9 million line was equal to the 30-day LIBOR rate plus 132.5 basis points.  The weighted average interest rate on unsecured lines of credit was 5.3% and 3.1% at December 31, 2005 and 2004, respectively.

       The $190 million line matures February 6, 2007 and contains a one-year extension option available at maturity.  The line is expected to fund acquisitions of additional investments and has a current interest rate of 30-day LIBOR rate plus 132.5 basis points.  The Company paid a facility fee of $170,000 (10 basis points) and origination fees of $556,000 (32.71 basis points) upon closing of the loan agreement and pays an annual administration fee of $35,000.  The Company also pays fees on the unused portion of the line based upon overall Company leverage, with the current rate set at 12.5 basis points.

       The $15 million line matures January 31, 2007, is unsecured and is expected to fund the daily cash requirements of the Company's treasury management system.  The $15 million line has a current interest rate equal to the 30-day LIBOR rate plus 132.5 basis points.  The Company paid a facility fee of $15,000 (10 basis points) upon closing of the loan agreement.  Under the $15 million line, the Company does not pay annual administration fees or fees on the unused portion of the line.

       The $9 million line with Trustmark National Bank is interest only, has a current interest rate equal to the 30-day LIBOR rate plus 132.5 basis points and matures December 7, 2006.  The proceeds of the loan were used to finance the construction of the City Centre Garage, which was completed in 2005.

       To protect against the potential for rapidly rising interest rates, the Company entered into a total of four interest rate swap agreements in 2005 and 2004.  The Company designated the swaps as hedges of the variable interest rates on the Company's borrowings under the $190 million line.  Accordingly, changes in the fair value of the swap are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings.  The Company's interest rate hedge contracts as of December 31, 2005 and 2004 are summarized as follows (in thousands):

						Fair
					Total	Market Value
Type of	Notional	Maturity		Fixed	Interest	December 31
Hedge	Amount	Date	Reference Rate	Rate	Rate	2005	2004
Swap	$20,000	12/31/05	1- Month LIBOR	3.183%	4.508%	$-	$(33)
Swap	$40,000	06/30/06	1- Month LIBOR	3.530%	4.855%	245	(193)
Swap	$40,000	12/31/08	1- Month LIBOR	4.360%	5.685%	426	-
Swap	$20,000	12/31/08	1- Month LIBOR	4.245%	5.570%	234	-
						$905	$(226)

       At December 31, 2005, the Company had $483.3 million of fixed rate mortgage notes payable with an average interest rate of 5.7% secured by office properties and $150.4 million drawn under bank lines of credit.  Parkway's pro rata share of unconsolidated joint venture debt was $24.9 million with an average interest rate of 5.8% at December 31, 2005.  Based on the Company's total market capitalization of approximately $1.3 billion at December 31, 2005 (using the December 31, 2005 closing price of $40.14 per common share), the Company's debt represented approximately 49.6% of its total market capitalization.  The Company targets a debt to total market capitalization rate at a percentage in the mid-40's.  This rate may vary at times pending acquisitions, sales and/or equity offerings.  In addition, volatility in the price of the Company's common stock may affect the debt to total market capitalization ratio.  However, over time the Company plans to maintain a percentage in the mid-40's.

       In addition to the debt to total market capitalization ratio, the Company also monitors interest, fixed charge and modified fixed charge coverage ratios.  The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization ("EBITDA").  This ratio for the years ending December 31, 2005 and 2004 was 3.10 and 3.55 times, respectively.  The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA.  This ratio for the years ending December 31, 2005 and 2004 was 1.79 and 1.86 times, respectively The modified fixed charge coverage ratio is computed by comparing the cash interest accrued and preferred dividends paid to EBITDA.  This ratio for the years ending December 31, 2005 and 2004 was 2.55 and 2.53 times, respectively.    In accordance with the GEAR UP Plan, Parkway has established a self-imposed limit for the modified fixed charge coverage ratio of 2.5 times as the Company's pledge not to use leverage to achieve Company goals.  Interest, fixed charge and modified fixed charge coverage ratios were lower in 2005 and 2004 primarily due to lower revenues as a result of lower occupancy.

       The table below presents the principal payments due and weighted average interest rates for the fixed rate debt.

	Average	Fixed Rate Debt
	Interest Rate	(In thousands)
2006	5.67%	$ 15,346
2007	5.65%	33,927
2008	5.85%	56,853
2009	5.90%	36,841
2010	5.74%	98,145
Thereafter	6.83%	242,158
Total		$483,270

Fair value at 12/31/05		$494,033

       The Company presently has plans to make additional capital improvements at its office properties in 2006 of approximately $36 million.  These expenses include tenant improvements, capitalized acquisition costs and capitalized building improvements.  Approximately $5 million of these improvements relate to upgrades on properties acquired in recent years that were anticipated at the time of purchase.  All such improvements are expected to be financed by cash flow from the properties and advances on the bank lines of credit.

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

 Off-Balance Sheet Arrangements

       At December 31, 2005, Parkway had the following off-balance sheet arrangements: a non-controlling 30% interest in Phoenix OfficeInvest, LLC, a real estate joint venture; a non-controlling 20% interest in Parkway Joint Venture, LLC, a real estate joint venture; a non-controlling 50% interest in Wink/Parkway Partnership, a real estate joint venture; a non-controlling 20% interest in RubiconPark I, LLC, a real estate joint venture; and a non-controlling 20% interest in RubiconPark II, LLC, a real estate joint venture.

       The above real estate joint ventures own and operate office properties in Phoenix, Arizona; Jackson, Mississippi; New Orleans, Louisiana; Atlanta, Georgia; Charlotte, North Carolina; and Orlando, Florida, respectively.  Parkway manages all ventures on a day-to-day basis, with the exception of the Wink/Parkway Partnership, and receives market based fees for these management services.  The Company accounts for its interest in these joint ventures using the equity method of accounting.

       The following information summarizes the financial position at December 31, 2005 for the investments in which we held an interest at December 31, 2005 (in thousands):

		Mortgage		Parkway's
Summary of Financial Position	Total Assets	Debt (1)	Total Equity	Investment
Phoenix OfficeInvest, LLC	$ 65,487	$ 50,000	$13,704	$ 2,236
Parkway Joint Venture, LLC	17,975	12,600	4,807	(74)
Wink/Parkway Partnership	1,406	366	1,036	518
RubiconPark I, LLC	75,725	52,000	21,804	5,157
RubiconPark II, LLC	29,927	19,275	9,932	5,105
	$190,520	$134,241	$51,283	$12,942

       (1)  The mortgage debt, all of which is non-recourse, is collateralized by the individual real estate property or properties within each venture, the net book value of which totaled $174.4 million at December 31, 2005.  Parkway's proportionate share of the non-recourse mortgage debt totaled $24.9 million at December 31, 2005.

       The following information summarizes the results of operations for the year ended December 31, 2005 for investments which impacted our 2005 results of operations (in thousands):

	Total	Net	Parkway's Share
Summary of Operations	Revenue	Income	of Net Income
Parkway 233 North Michigan, LLC	$ 1,134	$ (15)	$ (5)
Phoenix OfficeInvest, LLC	11,739	2,010	602
Parkway Joint Venture, LLC	2,781	284	57
Wink/Parkway Partnership	303	156	78
RubiconPark I, LLC	9,821	1,936	550
RubiconPark II, LLC	2,361	603	214
	$28,139	$4,974	$1,496

 Contractual Obligations

        We have contractual obligations including mortgage notes payable and lease obligations.  The table below presents total payments due under specified contractual obligations by year through maturity as of December 31, 2005 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	2006	2007	2008	2009	2010	Thereafter
Long-Term Debt (Mortgage Notes Payable)	$635,380	$41,928	$59,671	$80,032	$37,210	$130,811	$285,728
Capital Lease Obligations	101	32	32	32	5	-	-
Operating Leases	1,344	652	452	240	-	-	-
Purchase Obligations	10,383	9,502	216	14	296	11	344
Other Long-Term Liabilities	10,741	10,741	-	-	-	-	-
Total	$657,949	$62,855	$60,371	$80,318	$37,511	$130,822	$286,072

       The amounts presented above for mortgage notes payable include principal and interest payments.  The amounts presented for purchase obligations represent the remaining tenant improvement allowances for leases in place and commitments for building improvements as of December 31, 2005.

       The amounts presented above as other long-term liabilities represents subsidiary redeemable preferred membership interests issued to the seller in connection with the Capital City Plaza purchase in 2004. The preferred membership interests pay the seller a 7% coupon rate and were issued to accommodate their tax planning needs.  The seller currently has the right to redeem the remaining balance of the membership interests.  Parkway has the right to retire the preferred interest in 2007.

       Parkway has a less than .1% ownership interest in MBALP and acts as the managing general partner.  MBALP is primarily funded with financing from a third party lender, which is secured by a first lien on the rental property of the partnership.  The creditors of MBALP do not have recourse to Parkway.  In acting as the general partner, Parkway is committed to providing additional funding to partnership deficits up to an aggregate amount of $1 million.  To date Parkway has not been required to provide any additional funding to MBALP.  In March 2006, Parkway purchased an additional interest in MBALP for $1.4 million raising Parkway's total ownership to approximately 75%.

 Critical Accounting Estimates

       General.  Parkway's investments are generally made in office properties.  Therefore, the Company is generally subject to risks incidental to the ownership of real estate.  Some of these risks include changes in supply or demand for office properties or tenants for such properties in an area in which we have buildings; changes in real estate tax rates; and changes in federal income tax, real estate and zoning laws.  The Company's discussion and analysis of financial condition and results of operations is based upon its Consolidated Financial Statements.  The Company's Consolidated Financial Statements include the accounts of Parkway Properties, Inc., its majority owned subsidiaries and joint ventures in which the Company has a controlling interest. Parkway also consolidates subsidiaries where the entity is a variable interest entity and Parkway is the primary beneficiary, as defined in FASB Interpretation 46R "Consolidation of Variable Interest Entities" ("FIN 46R").  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period.  Actual results could differ from our estimates.

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

       During the second quarter of 2005, Parkway recorded an impairment loss of $340,000 on 12 acres of land in New Orleans, Louisiana based on market research and comparable sales in the area.  However, during the quarter ending September 30, 2005, the city of New Orleans sustained considerable damage as a result of Hurricane Katrina.  Currently, the Company is unable to assess the damage, if any, to the land or whether the value of the land is impaired.  Therefore, no additional impairment loss has been recorded.  No impairment losses were recorded in 2004.

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

       Initial Recognition, Measurement and Allocation of the Cost of Real Estate Acquired.  Parkway accounts for its acquisitions of real estate in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations," which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building, garage, building improvements and tenant improvements, identified intangible assets and liabilities, consisting of the value of above and below market leases, customer relationships, lease costs and the value of  in-place leases and any value attributable to above or below market debt assumed with the acquisition.

       Parkway allocates the purchase price of properties to tangible and intangible assets based on fair values. The Company determines the fair value of the tangible and intangible components using a variety of methods and assumptions all of which result in an approximation of fair value.  Differing assumptions and methods could result in different estimates of fair value and thus, a different purchase price allocation and corresponding increase or decrease in depreciation and amortization expense.

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

       The following table presents a reconciliation of the Company's net income to FFO for the years ended December 31, 2005 and 2004 (in thousands, except per share data):

	Total Dollar Amount		Diluted Per Share
	Year Ended		Year Ended
	December 31		December 31
	2005	2004	2005	2004
Net income	$20,807	$29,515	$1.46	$2.57
Adjustments to derive funds from operations:
Depreciation and amortization	51,753	36,319	3.44	2.74
Depreciation and amortization - discontinued operations	343	524.02		.04
Minority interest depreciation and amortization	(1,019)	(654)	(.07)	(.05)
Adjustments for unconsolidated joint ventures	1,057	2,345.07		.18
Preferred dividends	(4,800)	(4,800)	(.34)	(.42)
Convertible preferred dividends	(2,346)	(5,186)	(.16)	(.45)
Gain on real estate and joint venture interests	(5,512)	(3,535)	(.37)	(.27)
Minority interest - unit holders	2	2	-	-
Diluted share adjustment for convertible preferred stock	-	-	.11	.17
Funds from operations applicable to common shareholders	$60,285	$54,530	$4.16	$4.51

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

        As of December 31, 2005, total outstanding debt was $633.6 million of which $150.4 million or 23.7%, is variable rate debt.  If market rates of interest on the variable rate debt fluctuate by 10% (or approximately 53 basis points), the change in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $801,000 annually.

ITEM 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Parkway Properties, Inc.

We have audited the accompanying consolidated balance sheets of Parkway Properties, Inc. (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005.  Our audits also included the financial statement schedules listed in the index at Item 15(a)2.  These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Parkway Properties, Inc. at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Parkway Properties, Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 expressed an unqualified opinion thereon.

                                                                                                                                                                                                                        Ernst & Young LLP

New Orleans, Louisiana
March 14, 2006

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
 (In thousands)

	December 31	December 31
	2005	2004
Assets
Real estate related investments:
Office and parking properties	$1,220,565	$ 959,279
Parking development	-	4,434
Accumulated depreciation	(179,636)	(142,906)
	1,040,929	820,807
Land available for sale	1,467	3,528
Investment in unconsolidated joint ventures	12,942	25,294
	1,055,338	849,629
Rents receivable and other assets	69,480	42,448
Intangible assets, net	60,161	38,034
Cash and cash equivalents	3,363	1,077
	$1,188,342	$ 931,188
Liabilities
Notes payable to banks	$ 150,371	$ 104,618
Mortgage notes payable	483,270	353,975
Accounts payable and other liabilities	56,628	42,468
Subsidiary redeemable preferred membership interests	10,741	10,741
	701,010	511,802
Minority Interest
Minority Interest - unit holders	38	39
Minority Interest - real estate partnerships	12,778	3,699
	12,816	3,738
Stockholders' Equity
8.34% Series B Cumulative Convertible Preferred stock, $.001 par value,
2,142,857 shares authorized, 803,499 shares issued and outstanding	28,122	28,122
Series C Preferred stock, $.001 par value, 400,000 shares authorized and
no shares issued in 2004	-	-
8.00% Series D Preferred stock, $.001 par value, 2,400,000 shares authorized,
issued and outstanding	57,976	57,976
Common stock, $.001 par value, 65,457,143 and 65,057,143 shares authorized in 2005 and 2004, respectively, 14,167,292 and 12,464,817 shares issued
and outstanding in 2005 and 2004, respectively	14	12
Excess stock, $.001 par value, 30,000,000 shares authorized, no shares issued	-	-
Common stock held in trust, at cost, 124,000 and 130,000 shares in 2005
and 2004, respectively	(4,198)	(4,400)
Additional paid-in capital	389,971	310,455
Unearned compensation	(3,101)	(4,122)
Accumulated other comprehensive income (loss)	826	(226)
Retained earnings	4,906	27,831
	474,516	415,648
	$1,188,342	$ 931,188

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
 (In thousands, except per share data)

	Year Ended December 31
	2005	2004	2003
Revenues
Income from office and parking properties	$192,645	$157,792	$139,826
Management company income	2,997	3,832	2,136
Interest on note receivable from Moore Building Associates LP	-	-	819
Incentive management fee from Moore Building Associates LP	-	-	300
Other income and deferred gains	255	37	599
Total revenues	195,897	161,661	143,680

Expenses
Office and parking properties:
Operating expense	90,121	72,322	62,279
Interest expense:
Contractual	26,043	19,788	16,026
Subsidiary redeemable preferred membership interests	752	725	-
Prepayment expenses	555	511	-
Amortization of loan costs	976	556	293
Depreciation and amortization	51,753	36,319	27,757
Operating expense for other real estate properties	5	22	37
Interest expense on bank notes:
Contractual	6,614	3,796	2,834
Amortization of loan costs	504	441	565
Management company expenses	607	358	391
General and administrative	4,468	4,464	4,201
Total expenses	182,398	139,302	114,383

Income before equity in earnings, gain, minority interest and
discontinued operations	13,499	22,359	29,297
Equity in earnings of unconsolidated joint ventures	1,496	1,697	2,212
Gain on note receivable, sale of joint venture interests and real estate	1,039	4,309	10,661
Minority interest - unit holders	(2)	(2)	(3)
Minority interest - real estate partnerships	(187)	127	-

Income from continuing operations	15,845	28,490	42,167
Discontinued operations:
Income from discontinued operations	781	1,025	1,014
Gain on sale of real estate from discontinued operations	4,181	-	-
Net income	20,807	29,515	43,181
Change in market value of interest rate swaps	1,131	(226)	170
Change in unrealized loss on equity securities	(79)	-	-
Comprehensive income	$ 21,859	$ 29,289	$ 43,351

Net income available to common stockholders:
Net income	$ 20,807	$ 29,515	$ 43,181
Original issue costs associated with redemption or preferred stock	-	-	(2,619)
Dividends on preferred stock	(4,800)	(4,800)	(5,352)
Dividends on convertible preferred stock	(2,346)	(5,186)	(6,091)
Net income available to common stockholders	$ 13,661	$ 19,529	$ 29,119

Net income per common share:
Basic:
Income from continuing operations	$ 0.62	$ 1.64	$ 2.75
Discontinued operations	0.35	0.09	0.10
Net income	$ 0.97	$ 1.73	$ 2.85

Diluted:
Income from continuing operations	$ 0.61	$ 1.61	$ 2.69
Discontinued operations	0.35	0.09	0.10
Net income	$ 0.96	$ 1.70	$ 2.79

Dividends per common share	$ 2.60	$ 2.60	$ 2.60

Weighted average shares outstanding:
Basic	14,065	11,270	10,224
Diluted	14,233	11,478	10,453

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Year Ended December 31
	2005	2004	2003
8.75% Series A Preferred stock, $.001 par value
Balance at beginning of year	$ -	$ -	$ 66,250
Redemption of preferred stock	-	-	(66,250)
Balance at end of year	-	-	-

8.34% Series B Cumulative Convertible Preferred stock, $.001 par value
Balance at beginning of year	28,122	68,000	75,000
Conversion of preferred stock to common stock	-	(39,878)	(7,000)
Balance at end of year	28,122	28,122	68,000

8.00% Series D Preferred stock, $.001 par value
Balance at beginning of year	57,976	57,976	-
Shares issued	-	-	57,976
Balance at end of year	57,976	57,976	57,976

Common stock, $.001 par value
Balance at beginning of year	12	11	9
Shares issued - stock offering	2	-	1
Shares issued - other	-	1	1
Balance at end of year	14	12	11

Common stock held in trust
Balance at beginning of year	(4,400)	(4,321)	-
Shares contributed to deferred compensation plan	202	(79)	(4,321)
Balance at end of year	(4,198)	(4,400)	(4,321)

Additional paid-in capital
Balance at beginning of year	310,455	252,695	199,979
Stock options exercised	2,104	5,964	6,079
Shares issued in lieu of Directors' fees	193	138	76
Restricted shares issued (forfeited)	(679)	70	5,092
Deferred incentive share units issued	191	201	236
Shares issued - employee excellence recognition program	-	-	3
Shares issued - DRIP Plan	1,899	11,515	7,799
Shares issued - stock offerings	75,808	(5)	24,178
Conversion of preferred stock to common stock	-	39,877	7,000
Original issue costs associated with redemption of preferred stock	-	-	2,619
Purchase of Company stock	-	-	(366)
Balance at end of year	389,971	310,455	252,695

Unearned compensation
Balance at beginning of year	(4,122)	(4,634)	-
Restricted shares (issued) forfeited	679	(70)	(5,092)
Deferred incentive share units issued	(191)	(201)	(236)
Amortization of unearned compensation	533	783	694
Balance at end of year	(3,101)	(4,122)	(4,634)

Accumulated other comprehensive income (loss)
Balance at beginning of year	(226)	-	(170)
Change in unrealized loss on equity securities	(79)	-	-
Change in market value of interest rate swaps	1,131	(226)	170
Balance at end of year	826	(226)	-

Retained earnings
Balance at beginning of year	27,831	38,253	35,753
Net income	20,807	29,515	43,181
Original issue costs associated with redemption of preferred stock	-	-	(2,619)
Preferred stock dividends declared	(4,800)	(4,800)	(5,352)
Convertible preferred stock dividends declared	(2,346)	(5,186)	(6,091)
Common stock dividends declared	(36,586)	(29,951)	(26,619)
Balance at end of year	4,906	27,831	38,253
Total stockholders' equity	$474,516	$415,648	$407,980

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	Year Ended December 31
	2005	2004	2003
Operating activities
Net income	$ 20,807	$ 29,515	$ 43,181
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation and amortization	51,753	36,319	27,757
Depreciation and amortization - discontinued operations	343	524	273
Amortization of above (below) market leases	1,970	139	(29)
Amortization of loan costs	1,480	997	858
Amortization of unearned compensation	533	783	694
Operating distributions from unconsolidated
joint ventures	2,587	2,573	3,148
Income (loss) allocated to minority interests	189	(125)	3
Gain on note receivable, sale of joint venture
interests and real estate	(5,220)	(4,309)	(10,661)
Equity in earnings of consolidated joint ventures	(1,496)	(1,697)	(2,212)
Other	-	-	(8)
Changes in operating assets and liabilities:
Increase in receivables and other assets	(11,571)	(2,559)	(4,243)
Increase (decrease) in accounts payable and
other liabilities	(1,320)	1,177	(3,181)
Cash provided by operating activities	60,055	63,337	55,580

Investing activities
Payments received on mortgage loans	-	775	8
Distributions from unconsolidated joint ventures	1,845	-	-
Investments in unconsolidated joint ventures	(45)	(286)	(549)
Purchases of real estate related investments	(163,238)	(56,625)	(106,258)
Proceeds from sales of joint venture interests and real estate	24,153	58,223	97,433
Real estate development	(3,087)	(4,434)	-
Improvements to real estate related investments	(32,441)	(30,596)	(22,199)
Cash used in investing activities	(172,813)	(32,943)	(31,565)

Financing activities
Principal payments on mortgage notes payable	(79,120)	(24,421)	(26,427)
Net proceeds from (payments on) bank borrowings	46,884	(5,683)	(31,724)
Proceeds from long-term financing	103,160	28,950	42,800
Debt financing costs	(1,044)	(2,054)	(1,258)
Stock options exercised	2,104	5,964	6,080
Dividends paid on common stock	(36,356)	(29,582)	(26,349)
Dividends paid on preferred stock	(7,623)	(10,341)	(11,597)
Contributions from minority interest partners	9,864	-	-
Distributions to minority interest partners	(534)	(141)	(4)
Purchase of Company stock	-	-	(366)
Proceeds from DRIP Plan	1,899	11,515	7,799
Redemption of subsidiary preferred membership
interests and preferred stock	-	(4,750)	(66,250)
Proceeds from stock offerings	75,810	(5)	82,155
Cash provided by (used in) financing activities	115,044	(30,548)	(25,141)
Impact on cash of consolidation of MBALP	-	763	-
Increase (decrease) in cash and cash equivalents	2,286	609	(1,126)
Cash and cash equivalents at beginning of year	1,077	468	1,594
Cash and cash equivalents at end of year	$ 3,363	$ 1,077	$ 468

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

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

Investment in unconsolidated joint ventures

       As of December 31, 2005, Parkway has five investments in unconsolidated joint ventures, which are accounted for using the equity method of accounting.  Parkway's investments in unconsolidated joint ventures consist of a 50% interest in Wink-Parkway Partnership, a 30% interest in Phoenix OfficeInvest, LLC, a 20% interest in Parkway Joint Venture LLC, a 20% interest in RubiconPark I, LLC and a 20% interest in RubiconPark II, LLC.  The Company has a non-controlling interest in these investments and accounts for the interest using the equity method of accounting.  Therefore, Parkway reports its share of income and losses based on its ownership interest in these entities.  Parkway classifies its interests as non-controlling when it holds less than a majority voting interest in the entity and does not have the sole ability, based on the terms of the joint venture agreements, to make decisions about the entities' activities regarding items such as major leases, encumbering the entities with debt, major capital expenditures and whether to dispose of the entities.

 Minority Interest

 Minority Interest - Unit Holders

       Minority interest in Parkway Properties LP (the "Operating Partnership") represents the limited partner's proportionate share of the equity in our operating partnership.  The operating partnership pays a regular quarterly distribution to the holders of operating units.  Income is allocated to minority interest based on the weighted average percentage ownership during the year.  As of December 31, 2005, the minority interest in our operating partnership consisted of 1,318 operating units held by a party other than the Company.

Minority Interest - Real Estate Partnerships

       In compliance with FIN 46R (see "Principles of Consolidation"), Parkway began consolidating its ownership interest in Moore Building Associates LP ("MBALP") effective January 1, 2004.  Parkway has less than .1% ownership interest in MBALP and acts as the managing general partner of this partnership.  In March 2006, Parkway purchased an additional interest in MBALP for $1.4 million raising Parkway's total ownership to approximately 75%.

       MBALP was established for the purpose of owning a commercial office building (the Toyota Center in Memphis, Tennessee) and is primarily funded with financing from a third party lender, which is secured by a first lien on the rental property of the partnership.  The creditors of MBALP do not have recourse to Parkway.  In acting as the general partner, Parkway is committed to providing additional funding to meet partnership operating deficits up to an aggregate amount of $1 million.  MBALP has a fixed rate non-recourse first mortgage in the amount of $13 million that is secured by the Toyota Center, which has a carrying amount of $22.9 million.

       Parkway receives income from MBALP in the form of interest from a construction note receivable, incentive management fees and property management fees.  As a result of the consolidation of MBALP, Parkway has eliminated any intercompany asset, liability, revenue and expense accounts between Parkway and MBALP.

       On July 6, 2005, Parkway, through affiliated entities, entered into a limited partnership agreement forming a $500 million discretionary fund ("the fund") with Ohio Public Employees Retirement System ("Ohio PERS") for the purpose of acquiring high-quality multi-tenant office properties.  Ohio PERS is a 75% investor and Parkway is a 25% investor in the fund.  Parkway serves as the general partner of the fund and provides asset management, property management, leasing and construction management services to the fund, for which it is paid market-based fees. The fund has fixed rate non-recourse mortgage debt totaling $17.2 million that is secured by two office properties, Maitland 100 and 555 Winderley Place, which have a carrying value of $25.7 million. There is approximately $472 million remaining capacity for fund office investments.  The remaining office investments are expected to be funded by approximately $283 million in mortgage debt and $189 million in equity contributions from partners.

       Since Parkway is the sole general partner and has the authority to make major decisions on behalf of the fund, thereby giving Parkway a controlling interest, Parkway is required to include the discretionary fund in its consolidated financial statements.

       Minority interest in real estate partnerships represents the other partners' proportionate share of equity in the partnerships discussed above at December 31, 2005.  Income is allocated to minority interest based on the weighted average percentage ownership during the year.

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

       Balances of major classes of depreciable assets (in thousands) and their respective estimated useful lives are:

		December 31	December 31
Asset Category	Estimated Useful Life	2005	2004
Building and garage	40 years	$ 957,553	$771,721
Building improvements	7 to 40 years	64,600	52,771
Tenant improvements	Term of lease	100,632	63,503
		$ 1,122,785	$887,995

       Depreciation expense related to these assets of $40.5 million, $31.3 million and $25.0 million was recognized in 2005, 2004 and 2003, respectively.

       The Company evaluates its real estate assets upon occurrence of significant adverse changes in their operations to assess whether any impairment indicators are present that affect the recovery of the carrying amount.  The carrying amount includes the net book value of tangible and intangible assets.  Real estate assets are classified as held for sale or held and used in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".  In accordance with SFAS No. 144, Parkway records assets held for sale at the lower of carrying amount or fair value less cost to sell.  With respect to assets classified as held and used, Parkway recognizes an impairment loss to the extent the carrying amount is not recoverable and exceeds its fair value.  Fair value is based on the estimated and realizable contract sales price (if available) for the asset less estimated costs to sell.  If a sales price is not available, the estimated undiscounted cash flows of the asset for the remaining useful life are used to determine if the carrying value is recoverable.  The cash flow estimates are based on assumptions about employing the asset for its remaining useful life.  Factors considered in projecting future cash flows include but are not limited to:  Existing leases, future leasing and terminations, market rental rates, capital improvements, tenant improvements, leasing commissions, inflation and other known variables.  Upon impairment, Parkway recognizes an impairment loss to reduce the carrying value of the real estate asset to the estimate of its fair value.

       Management continually evaluates the Company's office buildings and the markets where the properties are located to ensure that these buildings continue to meet the Company's investment criteria.  Additionally, effective January 1, 2006, Parkway entered into a new three-year strategic plan referred to as the "GEAR UP" Plan.  The "A" in the GEAR UP Plan stands for Asset Recycling, which has as its focus to pursue sales of office assets to maximize value and transform Parkway from being first an owner of real estate, and secondarily an operator of real estate for others to being first an operator of real estate for others that also owns an interest in the real estate.  The GEAR UP Plan includes the sale of almost $600 million in assets.  Most of these properties are smaller assets or located in smaller markets that do not fit with the Company's strategy of owning larger assets in institutional markets.  In most cases, Parkway expects to keep a 10 to 30% joint venture interest in these properties as well as management and leasing.  Office properties, where Parkway will not retain an interest in the property or will not have significant continuing involvement in the operations of the property after disposal, will be classified as held for sale on the balance sheet if a sale becomes probable.

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

       Non-core assets (see Note D) are carried at the lower of cost or fair value minus estimated costs to sell.  Operating real estate held for investment is stated at the lower of cost or net realizable value.  In 2005, an impairment loss of $340,000 was recorded on approximately 12 acres of land in New Orleans, Louisiana.  The loss on the land was computed based on market research and comparable sales in the area.  Subsequent to recording the impairment loss, in the third quarter of 2005 the city of New Orleans sustained considerable damage as a result of Hurricane Katrina.  Currently, the Company is unable to assess the damage, if any, to the land or whether the value of the land is impaired.  Therefore, no additional impairment loss has been recorded.

Revenue Recognition

       Revenue from real estate rentals is recognized on a straight-line basis over the terms of the respective leases.

       Property operating cost recoveries from customers ("expense reimbursements") are recognized as revenue in the period in which the expenses are incurred.  The most common types of expense reimbursements in the Company's leases are common area maintenance expenses ("CAM") and real estate taxes, where the customer pays its share of operating and administrative expenses and real estate taxes as computed in accordance with the lease.

       The computation of expense reimbursements is dependent on the provisions of individual customer leases.  Most customers make monthly fixed payments of estimated expense reimbursements.  The Company makes adjustments, positive or negative, to expense reimbursement income quarterly to adjust the recorded amounts to the Company's best estimate of the final property operating costs based on the most recent quarterly budget.  After the end of the calendar year, the Company computes each customer's final expense reimbursements and issues a bill or credit for the difference between the actual amount and the amounts billed monthly during the year.  These differences are recorded to expense reimbursement income in the period the final bills are prepared, usually beginning in February and completed by May.  The net amounts of any such adjustments were not material for the years ended December 31, 2005, 2004 and 2003.

       Management fee income is computed and recorded monthly in accordance with the terms set forth in the stand alone management service agreements.  Leasing and brokerage commissions are recognized pursuant to the terms of the stand alone agreements at the time the lease is signed.  Such fees on Company-owned properties and consolidated joint ventures are eliminated in consolidation.  Additionally, the portion of fees earned on unconsolidated joint ventures attributable to Parkway's ownership interest is eliminated in consolidation.

 Acquired Real Estate Assets

       Parkway accounts for its acquisitions of real estate in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141").  Parkway allocates the purchase price of real estate to tangible and intangible assets and liabilities based on fair values.  Tangible assets consist of land, building, garage, building improvements and tenant improvements.  Intangible assets and liabilities consist of the value of above and below market leases, lease costs, the value of in-place leases, customer relationships and any value attributable to above or below market debt assumed with the acquisition.

       The Company may engage independent third-party appraisers to perform the valuations used to determine the fair value of these identifiable tangible and intangible assets.  These valuations and appraisals use commonly employed valuation techniques, such as discounted cash flow analyses. Factors considered in these analyses include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. Parkway also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods depending on specific local market conditions and depending on the type of property acquired. Additionally, Parkway estimates costs to execute similar leases including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

       The fair value of above or below market in-place lease values is the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and the estimated current market lease rate expected over the remaining life of the lease.  The capitalized above market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. The capitalized below market lease values are amortized as an increase to rental income over the remaining terms of the respective leases.   Total amortization for above and below market leases was a net reduction of rental income of $2 million and $139,000 for the years ending December 31, 2005 and 2004, respectively, and a net increase in rental income of $29,000 for the year ending December 31, 2003.

       Amortization of above and below market leases is projected as a reduction to rental income as follows for the next five years (in thousands):

Amount
2006	$1,518
2007	1,310
2008	1,135
2009	978
2010	756

       The fair value of customer relationships represents the quantifiable benefits related to developing a relationship with the current customer.  Examples of these benefits would be growth prospects for developing new business with the existing customer, the ability to attract similar customers to the building, the tenant's credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement or management's expectation for renewal), among other factors.  Management believes that there would typically be little value associated with customer relationships that is in excess of the value of the in-place lease and their typical renewal rates.  Any value assigned to customer relationships is amortized over the remaining terms of the respective leases plus any expected renewal periods as a lease cost amortization expense.  Currently, the Company has no value assigned to customer relationships.

       The fair value of at market in-place leases is the present value associated with re-leasing the in-place lease as if the property was vacant.  Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases.  In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods.  The value of at market in-place leases is amortized as a lease cost amortization expense over the expected life of the lease, including expected renewals.  Total amortization expense for the value of in-place leases was $5.5 million, $2.4 million and $.4 million for the years ending December 31, 2005, 2004 and 2003, respectively.

       Amortization expense for the value of in-place leases is projected as follows for the next five years (in thousands):

Amount
2006	$4,390
2007	4,386
2008	4,384
2009	4,349
2010	4,206

       A separate component of the fair value of in-place leases is identified for the lease costs.  The fair value of lease costs represents the estimated commissions or legal fees paid in connection with the current leases in place.  Lease costs are amortized over the remaining terms of the respective leases as lease cost amortization expense.

       In no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a customer terminate its lease, the unamortized portion of the tenant improvement, in-place lease value, lease cost and customer relationship intangibles would be charged to expense.  Additionally, the unamortized portion of above market in-place leases would be recorded as a reduction to rental income and the below market in-place lease value would be recorded as an increase to rental income.

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

       Effective January 1, 2006, Parkway will begin recording compensation expense based on the grant-date fair value of employee stock options in accordance with SFAS No. 123R, Share-Based Payment.  Parkway does not anticipate that the adoption of SFAS No. 123R will have a significant impact on the Company's consolidated financial statements since Parkway has begun granting restricted stock and/or deferred incentive share units instead of stock options to employees of the Company.  The compensation expense associated with stock options is estimated at approximately $30,000 for 2006.

       The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment, to stock-based employee compensation (in thousands, except per share amounts)

	Year Ended December 31
	2005	2004	2003
Net income available to common stockholders, as reported	$13,661	$19,529	$29,119
Add: Stock based compensation expense included in reported net income	533	783	694
Deduct: Stock based compensation expense assuming fair value method
for all awards	(641)	(1,032)	(1,119)
Pro forma net income available to common stockholders	$13,553	$19,280	$28,694
Earnings per common share:
Basic - as reported	$ 0.97	$ 1.73	$ 2.85
Basic - pro forma	$ 0.96	$ 1.71	$ 2.81
Diluted - as reported	$ 0.96	$ 1.70	$ 2.79
Diluted - pro forma	$ 0.95	$ 1.68	$ 2.75

       Effective January 1, 2003, the stockholders of the Company approved Parkway's 2003 Equity Incentive Plan (the "2003 Plan") that authorized the grant of up to 200,000 equity based awards to employees of the Company.  At present, it is Parkway's intention to grant restricted stock and/or deferred incentive share units instead of stock options.  Restricted stock and deferred incentive share units are valued based on the New York Stock Exchange closing market price of Parkway common shares (NYSE ticker symbol PKY) as of the date of grant.  The Company accounts for restricted stock and deferred incentive share units in accordance with APB No. 25 and accordingly, compensation expense is recognized over the expected vesting period.  Compensation expense related to restricted stock and deferred incentive share units of $533,000, $783,000 and $694,000 was recognized in 2005, 2004 and 2003, respectively.

       The restricted stock granted to officers of the Company under the 2003 Plan vests the earlier of seven years from grant date or effective December 31, 2005 if certain goals of the VALUE SQUARE Plan were met.  The VALUE SQUARE Plan had as its goal to achieve funds from operations available to common stockholders ("FFO") growth that is 10% higher than that of the National Association of Real Estate Investment Trusts ("NAREIT") Office Index peer group.  Furthermore, for the early vesting to occur, the Company had to achieve positive FFO growth during the three years of the plan.  Based on the results of the Company and the results of other REITs in the Office Index peer group, Parkway met the equity return goal of the plan.  However, the Company did not achieve positive FFO growth during the VALUE SQUARE Plan and, therefore, the early vesting of the restricted stock did not occur.  The value of the restricted shares will continue to be amortized ratably over the seven-year period.

       The deferred incentive share units granted to employees under the 2003 Plan vest four years from grant date and are being amortized ratably over the four-year period.

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

Income taxes

       The Company is a REIT for federal income tax purposes.  A corporate REIT is a legal entity that holds real estate assets, and through distributions to stockholders, is exempt from the payment of Federal income taxes at the corporate level.  To maintain qualification as a REIT, the Company is subject to a number of organizational and operational requirements, including a requirement that it currently distribute to stockholders at least 90% of its annual taxable income.

Net Income Per Common Share

       Basic earnings per share ("EPS") are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year.  In arriving at income available to common stockholders, preferred stock dividends are deducted.  Diluted EPS reflects the potential dilution that could occur if dilutive operating partnership units, dilutive employee stock options, deferred incentive share units and warrants and dilutive 8.34% Series B cumulative convertible preferred stock were exercised or converted into common stock that then shared in the earnings of Parkway.

     The computation of diluted EPS is as follows:

	Year Ended December 31
	2005	2004	2003
	(in thousands, except per share data)
Numerator:
Basic and diluted net income
available to common stockholders	$13,661	$19,529	$29,119
Denominator:
Basic weighted average shares	14,065	11,270	10,224
Effect of employee stock options, deferred
incentive share units and warrants	168	208	229
Diluted weighted average shares	14,233	11,478	10,453
Diluted earnings per share	$ .96	$ 1.70	$ 2.79

       The computation of diluted EPS did not assume the conversion of the 8.34% Series B cumulative convertible preferred stock because their inclusion would have been anti-dilutive.

Reclassifications

       Certain reclassifications have been made in the 2004 and 2003 consolidated financial statements to conform to the 2005 classifications with no impact on previously reported net income or stockholders' equity.

 New Accounting Pronouncements

       In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, "Share-Based Payment".  SFAS No. 123R requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

       Effective January 1, 2006, Parkway will adopt SFAS No. 123R and begin recording compensation expense based on the grant-date fair value of employee stock options.  Parkway does not anticipate that the adoption of SFAS No. 123R will have a significant impact on the Company's consolidated financial statements since Parkway has begun granting restricted stock and/or deferred incentive share units instead of stock options to employees of the Company.  The compensation expense associated with stock options to be recognized in 2006 is currently estimated at $30,000.

Note B - Investment in Office and Parking Properties

        Included in investment in office and parking properties at December 31, 2005 are 59 office and parking properties located in nine states with an aggregate of 10,790,000 square feet of leasable space.  This excludes office properties in unconsolidated joint ventures, which are outlined in Note C - Investment in Unconsolidated Joint Ventures. The purchase price of office properties acquired during the year ended December 31, 2005 is as follows:

Cost
Market Location	(in thousands)
Chicago, Illinois	$139,728
Jacksonville, Florida	29,285
Orlando, Florida	28,417
Phoenix, Arizona	20,300
Memphis, Tennessee	19,250
$236,980

       The Company's acquisitions are accounted for by the purchase method.  The results of each acquired property are included in the Company's results of operations from their respective purchase dates.

 Summary of Acquisitions and Dispositions

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

       The following table summarizes the fair value of the assets acquired and liabilities assumed with the 233 North Michigan purchase (in thousands):

Real estate investments:
Land	$ 18,181
Building	130,129
Garage	3,718
Tenant improvements	22,410
Total real estate investments acquired	174,438
Rents receivable and other assets	1,847
Lease costs	7,723
Intangible assets:
Above-market leases	13,482
Lease in place value	16,037
Cash and cash equivalents	104
Total assets acquired	$213,631

Liabilities assumed:
Mortgage note payable	$ 99,971
Mortgage debt valuation adjustment	11,709
Below market leases	4,162
Accounts payable and other liabilities	3,827
Total liabilities assumed	$119,669

Net assets acquired	$ 93,962

       The weighted average amortization period is six years for tenant improvements, lease costs and above and below market leases and 13 years for lease in place value.

       The unaudited pro forma effect on the Company's results of operations for the 233 North Michigan purchase as if the purchase had occurred on January 1, 2004 is as follows (in thousands, except per share data):

	Year Ended
	December 31
	2005	2004
Revenues	$1,099	$31,122
Net income available to common stockholders	$221	$175
Basic earnings per share	$.01	$(.20)
Diluted earnings per share	$.01	$(.19)

Pro forma results do not purport to be indicative of actual results had the purchase been made at January 1, 2004, or the results that may occur in the future.

       On February 9, 2006, Parkway entered into a Contribution/Purchase Agreement (the "Agreement") with Estein & Associates USA, Ltd. ("ESA") to form a limited partnership to own the 233 North Michigan Building in Chicago, Illinois.  ESA will be a 70% partner in the partnership, while Parkway will retain a 30% interest and provide management, leasing and construction management services to the partnership.  The Agreement values the building at $256 million and is subject to completion of a customary 45-day due diligence period, at which time earnest money will be at risk.  Based on the terms of the Agreement, closing is expected to occur within the second quarter of 2006.  The closing is subject to the satisfaction of conditions, including acceptable financing being obtained that would close simultaneously with the asset transfer.  There can be no assurances that conditions of the Agreement will be satisfied, or if satisfied, that such closing will occur.

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

       On June 16, 2005, the Company closed the joint venture of Maitland 200 to Rubicon America Trust ("Rubicon"), an Australian listed property trust.  Maitland 200 is a 203,000 square foot office property located in Orlando, Florida.  The consideration places total building value at $28.4 million.  Rubicon acquired an 80% interest in the single purpose entity that owns the property and assumed 100% of the existing $19.3 million, 4.4% first mortgage.  Parkway received a $947,000 acquisition fee at closing and retained management and leasing of the property and a 20% ownership interest.  Parkway recognized a gain for financial reporting purposes on the transfer of the 80% interest of $1.3 million in the second quarter.  The joint venture is accounted for using the equity method of accounting.

       On July 26, 2005, the Company purchased for $19.25 million Forum I in Memphis, Tennessee.  In addition to the purchase price, the Company expects to invest an additional $1.9 million in improvements and closing costs during the first two years of ownership.  The building totals 162,000 square feet, and the purchase was funded with the Company's existing lines of credit and the assumption of an $11.7 million first mortgage, of which $5 million is recourse debt.

       On September 9, 2005, the Company sold The Park on Camelback for $17.5 million.  The Park is a 102,000 square foot office property located in Phoenix, Arizona. The Company recorded a gain on the sale of $4.4 million in 2005.  In accordance with GAAP, the gain and income from The Park on Camelback has been classified as discontinued operations for all current and prior periods presented.

       On September 14, 2005, the Company sold 250 Commonwealth, a 46,000 square foot office property located in Greenville, South Carolina, for $4 million. The Company recorded a loss on the sale of $238,000 in 2005.  In accordance with GAAP, the loss and income from 250 Commonwealth has been classified as discontinued operations for all current and prior periods presented.

       On September 28, 2005, the discretionary fund the Company has with Ohio Public Employees Retirement System ("Ohio PERS") purchased a two-building office portfolio in Orlando, Florida.  Parkway is a 25% investor and Ohio PERS is a 75% investor in the fund.  The two properties, Maitland 100 and 555 Winderley Place, total 230,000 square feet, and the two buildings were acquired for a combined purchase price of $28.4 million. The fund expects to spend an additional $3.3 million for closing costs, building improvements, leasing costs and tenant improvements during the first two years of ownership.  The purchase was funded with a $17.2 million first mortgage placement by the fund and with equity contributions from the partners.  Parkway will provide management and renewal leasing services through its existing team in Orlando. New leasing services will be provided by an unaffiliated third-party leasing agency.   Since Parkway is the sole general partner and has the authority to make major decisions on behalf of the fund, thereby giving Parkway a controlling interest, Parkway has included the discretionary fund in its consolidated financial statements.

       On December 15, 2005, the Company purchased Mesa Corporate Center, a 105,000 square foot office building located in Phoenix, Arizona.  Mesa Corporate Center was purchased for $20.3 million plus $236,000 in closing costs and anticipated capital expenditures during the first year of ownership.  The purchase was funded with the Company's existing lines of credit.

       The total amount of purchase price allocated to intangible assets and (liabilities) and weighted average amortization period for each class of asset or liability is as follows for 2005 office property acquisitions (in thousands):

		Weighted
	Amount	Average Life
Lease in place value	$22,320	12
Above market leases	14,653	7
Below market leases	(6,357)	6

Contractual Obligations and Minimum Rental Receipts

       Purchase obligations for tenant improvement allowances for leases in place and commitments for building improvements as of December 31, 2005 are as follows (in thousands):

2006	$ 9,502
2007	216
2008	14
2009	296
2010	11
Thereafter	344
Total	$10,383

       Minimum future operating lease payments for various equipment leased at the office properties is as follows for operating leases in place as of December 31, 2005 (in thousands):

2006	$652
2007	452
2008	240
Total	$1,344

       The following is a schedule by year of future approximate minimum rental receipts under noncancelable leases for office buildings owned as of December 31, 2005 (in thousands):

2006	$155,440
2007	140,918
2008	115,889
2009	92,454
2010	70,024
Thereafter	170,219
$744,944

Note C - Investment in Unconsolidated Joint Ventures

        In addition to the 59 office and parking properties included in the consolidated financial statements, the Company is also invested in five unconsolidated joint ventures with unrelated investors.  Parkway retained a minority interest of 30% in one joint venture, 20% in three joint ventures and 50% in one joint venture.  These investments are accounted for using the equity method of accounting, as Parkway does not control any of these joint ventures.  Accordingly, the assets and liabilities of the joint ventures are not included on Parkway's consolidated balance sheets as of December 31, 2005 and 2004.  Information relating to these unconsolidated joint ventures is detailed below (in thousands).

			Parkway's	Square	Percentage
Joint Venture Entity	Property Name	Location	Ownership %	Feet	Leased
Phoenix OfficeInvest, LLC ("Viad JV")	Viad Corp Center	Phoenix, AZ	30.0%	480	96.3%
Wink/Parkway Partnership	Wink Building	New Orleans, LA	50.0%	32	100.0%
Parkway Joint Venture, LLC ("Jackson JV")	UBS/River Oaks	Jackson, MS	20.0%	169	93.5%
RubiconPark I, LLC ("Rubicon JV")	Lakewood/Falls Pointe	Atlanta, GA	20.0%	550	92.2%
	Carmel Crossing	Charlotte, NC
RubiconPark II, LLC ("Maitland JV")	Maitland 200	Orlando, FL	20.0%	203	96.0%
				1,434	94.4%

       During 2005, the city of New Orleans sustained considerable damage as a result of Hurricane Katrina.  Parkway has been able to assess the physical damage to the Wink Building, which is located in New Orleans and owned by the Wink/Parkway Partnership, and expects that damages will be covered by insurance.  Therefore, the Company's investment in the Wink/Parkway Partnership is not impaired.  Parkway's investment in the partnership was $518,000 or .04% of total assets as of December 31, 2005.

       Parkway provides management, construction and leasing services for all of the unconsolidated joint ventures except for the Wink/Parkway Partnership, and receives market based fees for these services.  The portion of fees earned on unconsolidated joint ventures attributable to Parkway's ownership interest is eliminated in consolidation.

              Balance sheet information for the unconsolidated joint ventures is summarized below as of December 31, 2005 and December 31, 2004 (in thousands):

Balance Sheet Information
	December 31, 2005
	233 North	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	Michigan	JV	Building	JV	JV	JV	Total
Unconsolidated Joint
Ventures (at 100%):
Real Estate, Net	$-	$58,247	$1,237	$16,728	$68,792	$29,408	$174,412
Other Assets	-	7,240	169	1,247	6,933	519	16,108
Total Assets	$-	$65,487	$1,406	$17,975	$75,725	$29,927	$190,520

Mortgage Debt	$-	$50,000	$366	$12,600	$52,000	$19,275	$134,241
Other Liabilities	-	1,783	4	568	1,921	720	4,996
Partners'/Shareholders' Equity	-	13,704	1,036	4,807	21,804	9,932	51,283
Total Liabilities and
Partners'/Shareholders' Equity	$-	$65,487	$1,406	$17,975	$75,725	$29,927	$190,520

Parkway's Share of
Unconsolidated Joint Ventures:
Real Estate, Net	$-	$17,474	$618	$3,346	$13,758	$5,882	$41,078
Mortgage Debt	$-	$15,000	$183	$2,520	$7,200	$-	$24,903
Net Investment in Joint Ventures	$-	$2,236	$518	$(74)	$5,157	$5,105	$12,942
	December 31, 2004
	233 North	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	Michigan	JV	Building	JV	JV	JV	Total
Unconsolidated Joint
Ventures (at 100%):
Real Estate, Net	$168,135	$58,688	$1,259	$16,654	$69,336	$-	$314,072
Other Assets	14,245	3,737	154	530	6,675	-	25,341
Total Assets	$182,380	$62,425	$1,413	$17,184	$76,011	$-	$339,413

Mortgage Debt	$100,133	$42,500	$450	$11,269	$52,000	$-	$206,352
Other Liabilities	10,797	2,579	3	532	295	-	14,206
Partners'/Shareholders' Equity	71,450	17,346	960	5,383	23,716	-	118,855
Total Liabilities and
Partners'/Shareholders' Equity	$182,380	$62,425	$1,413	$17,184	$76,011	$-	$339,413

Parkway's Share of
Unconsolidated Joint Ventures:
Real Estate, Net	$50,440	$17,606	$630	$3,331	$13,867	$-	$85,874
Mortgage Debt	$30,040	$12,750	$225	$2,254	$7,200	$-	$52,469
Net Investment in Joint Ventures	$14,539	$4,388	$480	$19	$5,868	$-	$25,294

       Income statement information for the unconsolidated joint ventures is summarized below for the years ending December 31, 2005 and 2004 (in thousands):

Results of Operations
Year Ended December 31, 2005
233 North	Viad	Wink	Jackson	Rubicon	Maitland	Combined
Michigan	JV	Building	JV	JV	JV	Total

Unconsolidated Joint
Ventures (at 100%):
Revenues	$1,134	$11,739	$303	$2,781	$9,821	$2,361	$28,139
Operating Expenses	(619)	(4,934)	(86)	(1,304)	(3,749)	(990)	(11,682)
Net Operating Income	515	6,805	217	1,477	6,072	1,371	16,457
Interest Expense	(252)	(2,705)	(35)	(699)	(2,566)	(458)	(6,715)
Loan Cost Amortization	(4)	(318)	(3)	(47)	(62)	(7)	(441)
Depreciation and Amortization	(205)	(1,772)	(23)	(447)	(1,508)	(303)	(4,258)
Preferred Distributions	(69)	-	-	-	-	-	(69)
Net Income	$(15)	$2,010	$156	$284	$1,936	$603	$4,974

Parkway's Share of
Unconsolidated Joint Ventures:
Net Income	$(5)	$602	$78	$57	$550	$214	$1,496
Depreciation and Amortization	62	531	12	89	302	61	1,057
Funds from Operations	$57	$1,133	$90	$146	$852	$275	$2,553

Interest Expense	$75	$812	$18	$138	$357	$-	$1,400
Loan Cost Amortization	$1	$96	$1	$9	$8	$-	$115
Preferred Distributions	$21	$-	$-	$-	$-	$-	$21

Other Supplemental Information:
Distributions from Unconsolidated
Joint Ventures	$64	$2,754	$40	$150	$1,259	$165	$4,432

Year Ended December 31, 2004
233 North	Viad	Wink	Jackson	Rubicon	Maitland	Combined
Michigan	JV	Building	JV	JV	JV	Total

Unconsolidated Joint
Ventures (at 100%):
Revenues	$33,586	$11,474	$305	$2,827	$418	$-	$48,610
Operating Expenses	(15,997)	(5,231)	(94)	(1,234)	(159)	-	(22,715)
Net Operating Income	17,589	6,243	211	1,593	259	-	25,895
Interest Expense	(7,288)	(1,862)	(42)	(718)	(126)	-	(10,036)
Loan Cost Amortization	(118)	(371)	(3)	(5)	(5)	-	(502)
Depreciation and Amortization	(5,831)	(1,620)	(23)	(371)	(121)	-	(7,966)
Preferred Distributions	(1,689)	-	-	-	-	-	(1,689)
Net Income	$2,663	$2,390	$143	-	499	$7	$-	$5,702

Parkway's Share of
Unconsolidated Joint Ventures:
Net Income	$799	$717	$72	$100	$9	$-	$1,697
Depreciation and Amortization	1,749	486	12	74	24	-	2,345
Funds from Operations	$2,548	$1,203	$84	$174	$33	$-	$4,042

Interest Expense	$2,186	$559	$21	$144	$17	$-	$2,927
Loan Cost Amortization	$36	$111	$1	$1	$1	$-	$150
Preferred Distributions	$507	$-	$-	$-	$-	$-	$507

Other Supplemental Information:
Distributions from Unconsolidated
Joint Ventures	$1,509	$907	$46	$111	$-	$-	$2,573

       Parkway's share of the unconsolidated joint ventures' debt is as follows for December 31, 2005 and 2004 (in thousands):

Parkway's Share of Unconsolidated Joint Ventures' Debt
	Type of			Parkway's	Monthly	Loan Balance	Loan Balance
Description	Debt Service	Interest Rate	Maturity	Share of Debt	Debt Service	12/31/05	12/31/04
Mortgage Notes Payable:
Viad JV	Interest Only	LIBOR + 2.150%	05/12/07	30.00%	$74	$15,000	$12,750
Wink Building	Amortizing	8.625%	07/01/09	50.00%	5	183	225
Maitland JV	Interest Only	4.390%	06/01/11	0.00%	-	-	-
233 North Michigan
Avenue	Amortizing	7.350%	07/11/11	30.00%	-	-	30,040
Rubicon JV	Interest Only	4.865%	01/01/12	13.85%	30	7,200	7,200
Jackson JV	Interest Only	5.840%	07/01/15	20.00%	12	2,520	2,254
					$121	$24,903	$52,469

Weighted Average Interest Rate at End of Year						5.838%	6.982%

       Parkway's share of the scheduled principal payments on mortgage debt for the unconsolidated joint ventures for each of the next five years and thereafter through maturity as of December 31, 2005 are as follows (in thousands):

	Viad	Wink	Maitland	Rubicon	Jackson
Schedule of Mortgage Maturities by Year:	JV	Building	JV	JV	JV	Total
2006	$-	$46	$-	$-	$-	$46
2007	15,000	50	-	-	-	15,050
2008	-	54	-	-	-	54
2009	-	33	-	100	13	146
2010	-	-	-	114	33	147
Thereafter	-	-	-	6,986	2,474	9,460
	$15,000	$183	$-	$7,200	$2,520	$24,903

Note D - Non-Core Assets

        At December 31, 2005, Parkway's investment in non-core assets consisted of 12 acres of land in New Orleans, Louisiana with a book value of $1.5 million or .1% of total assets.  During the quarter ending June 30, 2005, Parkway recorded an impairment loss of $340,000 on the land, which is included in the net gain on real estate.  The loss was computed based on market research and comparable sales in the area. However, during the quarter ending September 30, 2005, the city of New Orleans sustained considerable damage as a result of Hurricane Katrina.  Currently, the Company is unable to assess the damage, if any, to the land or whether the value of the land is impaired.  Therefore, no additional impairment loss has been recorded.

Note E - Notes Payable

Notes Payable to Banks

       At December 31, 2005, Parkway had $150.4 million outstanding under a three-year $190 million unsecured revolving credit facility with a consortium of 10 banks with Wachovia Capital Markets, LLC as Sole Lead Arranger and Sole Book Runner, Wachovia Bank, National Association as Administrative Agent, PNC Bank, National Association as Syndication Agent, and other banks as participants (the "$190 million line"), a $15 million unsecured line of credit with PNC Bank (the "$15 million line") and a $9 million unsecured line of credit with Trustmark National Bank (the "$9 million line").  The interest rates on the $190 million line and the $15 million line were equal to the 30-day LIBOR rate plus 100 to 150 basis points, depending upon overall Company leverage.  The interest rate on the $9 million line was equal to the 30-day LIBOR rate plus 132.5 basis points.  The weighted average interest rate on unsecured lines of credit was 5.3% and 3.1% at December 31, 2005 and 2004, respectively.

       Covenants related to the lines of credit include requirements for maintenance of minimum tangible net worth, fixed charge coverage, interest coverage, and debt service coverage.  The lines also establish limits on the Company's indebtedness and dividends.

       The $190 million line matures February 6, 2007 and contains a one-year extension option available at maturity.  The line is expected to fund acquisitions of additional investments and has a current interest rate of 30-day LIBOR rate plus 132.5 basis points.  The Company paid a facility fee of $170,000 (10 basis points) and origination fees of $556,000 (32.71 basis points) upon closing of the loan agreement and pays an annual administration fee of $35,000.  The Company also pays fees on the unused portion of the line based upon overall Company leverage, with the current rate set at 12.5 basis points.

       The $15 million line matures January 31, 2007, is unsecured and is expected to fund the daily cash requirements of the Company's treasury management system.  The $15 million line has a current interest rate equal to the 30-day LIBOR rate plus 132.5 basis points.  The Company paid a facility fee of $15,000 (10 basis points) upon closing of the loan agreement.  Under the $15 million line, the Company does not pay annual administration fees or fees on the unused portion of the line.

       The $9 million line with Trustmark National Bank is interest only, has a current interest rate equal to the 30-day LIBOR rate plus 132.5 basis points and matures December 7, 2006.  The proceeds of the loan were used to finance the construction of the City Centre Garage, which was completed in 2005.

       To protect against the potential for rapidly rising interest rates, the Company entered into a total of four interest rate swap agreements in 2005 and 2004.  The Company designated the swaps as cash flow hedges of the variable interest rates on the Company's borrowings under the $190 million line.  Accordingly, changes in the fair value of the swap are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings.  The Company's interest rate hedge contracts as of December 31, 2005 and 2004 are summarized as follows (in thousands):

						Fair
					Total	Market Value
Type of	Notional	Maturity		Fixed	Interest	December 31
Hedge	Amount	Date	Reference Rate	Rate	Rate	2005	2004
Swap	$20,000	12/31/05	1- Month LIBOR	3.183%	4.508%	$-	$(33)
Swap	$40,000	06/30/06	1- Month LIBOR	3.530%	4.855%	245	(193)
Swap	$40,000	12/31/08	1- Month LIBOR	4.360%	5.685%	426	-
Swap	$20,000	12/31/08	1- Month LIBOR	4.245%	5.570%	234	-
						$905	$(226)

 Mortgage notes payable

       A summary of fixed rate mortgage notes payable at December 31, 2005 and 2004 which are non-recourse to the Company, is as follows (in thousands):

				Carrying
				Amount	Note Balance
	Interest	Monthly	Maturity	of	December 31
Office Property	Rate	Payment	Date	Collateral	2005	2004
Citrus Center	6.000%	$ 164	08/01/07	$ 31,971	$ 19,011	$ 19,809
Teachers Insurance and
Annuity Association (12 properties) (5)	6.945%	-	07/01/08	-	-	66,857
Capital City Plaza	3.670%	298	09/01/08	60,967	46,065	47,894
John Hancock Facility (3 properties)	4.830%	97	03/01/09	29,010	23,536	24,000
John Hancock Facility (3 properties)	5.270%	81	05/01/10	23,010	18,800	18,800
Moore Building Associates LP	7.895%	124	06/01/10	22,877	12,988	13,423
Capitol Center	8.180%	165	09/01/10	35,455	19,320	19,697
One Jackson Place	7.850%	152	10/10/10	17,057	12,487	13,233
Squaw Peak	4.920%	261	12/01/10	42,104	37,981	39,209
Forum I (3)	5.250%	91	06/01/11	18,272	12,630	-
Maitland 200 (2)	4.390%	-	07/01/11	-	-	19,275
Wells Fargo	4.390%	35	07/01/11	12,122	9,675	9,675
233 N. Michigan (1)	4.940%	763	07/11/11	167,843	108,272	-
400 North Belt	8.250%	65	08/01/11	10,463	3,506	3,981
Woodbranch	8.250%	32	08/01/11	4,333	1,688	1,917
Bank of America Plaza	7.100%	146	05/10/12	33,582	19,237	19,577
One Park 10 Plaza	7.100%	64	06/01/12	6,302	9,201	9,303
Maitland 100 (4)	4.920%	36	10/07/12	13,339	8,820	-
555 Winderley Place (4)	4.920%	34	10/07/12	12,367	8,340	-
First Tennessee Plaza	7.170%	136	12/15/12	28,130	8,978	9,932
Teachers Insurance and
Annuity Association (5 properties) (5)	6.210%	565	01/01/16	109,698	86,000	-
Morgan Keegan Tower	7.620%	163	10/01/19	30,127	16,735	17,393
		$3,472		$709,029	$483,270	$353,975

(1)  Parkway purchased an additional 70% interest in 233 North Michigan raising the Company's total investment to 100%.  In accordance with GAAP, Parkway began including 233 North Michigan in its consolidated financial statements January 14, 2005.  Parkway assumed its proportionate share of a $100 million first mortgage with a 7.21% interest rate as part of the purchase.  The mortgage has been recorded at $111.7 million to reflect the fair value of the financial instrument based on the rate of 4.94% on the date of purchase.

(2)  On June 16, 2005 Parkway sold an 80% joint venture interest in Maitland 200.  The mortgage was assumed by the joint venture.

(3)  The Forum I mortgage in the amount of $11.7 million, of which $5 million is recourse debt, was assumed with the purchase of the building on July 26, 2005.  The mortgage, which has a stated rate of 7.31%, was recorded at $12.9 million to reflect the fair value of the financial instrument based on the rate of 5.25% on the date of purchase.

(4)  In connection with the purchase of Maitland 100 and 555 Winderley Place on behalf of the discretionary fund with OPERS, the fund placed a $17.2 million, 7-year first mortgage.  Payments during the first five years of the mortgage term will be on an interest-only basis, and the loan includes provisions for two one-year extensions.  Parkway's proportionate share of this mortgage is 25%.

(5)  Parkway refinanced the Teachers ("TIAA") mortgage for $86 million in December 2005.  This loan replaces the Company's previous indebtedness with TIAA which was due to expire on July 1, 2008, carried an interest rate of 6.945%, and had an outstanding balance of $61,396 as of December 20, 2005.  The new loan matures in January of 2016, carries a fixed interest rate of 6.21%, and amortizes over a 25-year period.  Additionally, the buildings securing the mortgage were reduced from 12 properties to 5 properties which now include Hillsboro I-IV, Hillsboro V, Peachtree Dunwoody Pavilion, One Commerce Green & Comerica Bank Building.

The aggregate annual maturities of mortgage notes payable at December 31, 2005 are as follows (in thousands):

2006	$15,346
2007	33,927
2008	56,853
2009	36,841
2010	98,145
Subsequently	242,158
$483,270

Note F - Discontinued Operations

       On September 9, 2005, the Company sold The Park on Camelback, a 102,000 square foot office property located in Phoenix, Arizona, for $17.5 million and recorded a gain of $4.4 million.  On September 14, 2005, the Company sold 250 Commonwealth, a 46,000 square foot office property located in Greenville, South Carolina, for $4 million and recorded a loss of $238,000.  The net gain and all current and prior period income from the office properties have been classified as discontinued operations.

        The amount of revenue and expense for these two office properties reported in discontinued operations for the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands):

	Year Ended December 31
	2005	2004	2003
Revenues
Income from office and parking properties	$1,925	$2,714	$2,370
	1,925	2,714	2,370
Expenses
Office and parking properties:
Operating expense	801	1,165	1,083
Depreciation and amortization	343	524	273
	1,144	1,689	1,356
Income from discontinued operations	781	1,025	1,014
Gain on sale of real estate from discontinued operations	4,181	-	-
Total discontinued operations	$4,962	$1,025	$1,014

Note G - Income Taxes

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

       At December 31, 2005, the Company had net operating loss ("NOL") carryforwards for federal income tax purposes of $8,881,000 which expire at various dates through 2018.  The Company expects to utilize the remaining NOL by December 2008.  The utilization of these NOLs can cause the Company to incur a small alternative minimum tax liability.

       The Company's income differs for income tax and financial reporting purposes principally because real estate owned has a different basis for tax and financial reporting purposes, producing different gains upon disposition and different amounts of annual depreciation.  The following reconciles GAAP net income to taxable income for the years ending December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
	Estimate	Actual	Actual
GAAP net income from REIT operations (1)	$20,807	$29,515	$43,181
GAAP to tax adjustments:
Depreciation and amortization	17,696	8,623	3,642
Gains and losses from capital transactions	(2,636)	(1,504)	(4,485)
Restricted stock amortization	533	783	694
Restricted stock released to shareholders	-	-	(2,715)
Stock options exercised	(1,161)	(3,604)	(2,576)
Other differences	8	(745)	(362)
Taxable income before adjustments	35,247	33,068	37,379
Less: NOL carryforward	-	-	-
Adjusted taxable income subject to 90% dividend requirement	$35,247	$33,068	$37,379

(1)  GAAP net income from REIT operations is net of amounts attributable to minority interest.

       The following reconciles cash dividends paid with the dividends paid deduction for the years ending December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
	Estimate	Actual	Actual
Cash distributions paid	$43,502	$39,568	$37,792
Less: Dividends on deferred compensation plan shares	(330)	(337)	(333)
Less: Return of capital	(7,925)	(6,163)	(80)
Dividends paid deduction	$35,247	$33,068	$37,379

       The following characterizes distributions paid per common share for the years ending December 31, 2005, 2004 and 2003:

	2005		2004		2003
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$1.98	76.2%	$2.00	76.9%	$2.32	89.2%
Post May 5, 2003 capital gain	.13	5.0%	.04	1.5%	.16	6.2%
Unrecaptured Section 1250 gain	.03	1.1%	.14	5.4%	.12	4.6%
Return of capital	.46	17.7%	.42	16.2%	-	-
	$2.60	100.0%	$2.60	100.0%	$2.60	100.0%

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

       Effective January 1, 2006, Parkway will begin recording compensation expense based on the grant-date fair value of employee stock options in accordance with SFAS No. 123R, "Share-Based Payment."  Parkway does not anticipate that the adoption of SFAS No. 123R will have a significant impact on the Company's consolidated financial statements since Parkway has begun granting restricted stock and/or deferred incentive share units instead of stock options to employees of the Company.  The compensation expense associated with stock options to be recognized in 2006 is currently estimated at $30,000.

       Effective January 1, 2003, the stockholders of the Company approved Parkway's 2003 Equity Incentive Plan ("the 2003 Plan") that authorized the grant of up to 200,000 equity based awards to employees of the Company.  The 2003 Plan replaced the 1994 Stock Option and Long-Term Compensation Plan.  At present, it is Parkway's intention to grant restricted stock and/or deferred incentive share units instead of stock options to employees of the Company, although the 2003 Plan authorizes various forms of incentive awards, including options.  On each July 1 beginning with July 1, 2004, the number of shares available under the plan will increase automatically by .25% of the number of shares of common stock outstanding on that date (increase of 35,256 and 28,196 shares in 2005 and 2004, respectively), provided that the number of shares available for grant under this plan and the 2001 Directors' Plan shall not exceed 11.5% of the shares outstanding (less the restricted shares issued and outstanding) plus the shares issuable on the conversion of outstanding convertible debt and equity securities or the exercise of outstanding warrants or other rights to purchase common shares.  The 2003 Plan has a ten-year term.

       The 2001 Directors' Plan provides for option grants to the directors.  The plan has a ten-year term and options for up to 300,000 shares of common stock may be granted under the plan.

       As of December 31, 2005, 124,000 shares of restricted stock have been issued to officers of the Company in connection with the VALUE SQUARE Plan.  The restricted shares are valued at $4.5 million ($36.16 per share) and vest the earlier of seven years from grant date or effective December 31, 2005 if certain goals of the VALUE SQUARE Plan were met. The VALUE SQUARE Plan had as its goal to achieve FFO growth that is 10% higher than that of the NAREIT Office Index peer group.  Furthermore, for the early vesting to occur, the Company had to achieve positive FFO growth during the three years of the plan.  Based on the results of the Company and the results of other REITs in the Office Index peer group, Parkway met the equity return goal of the plan.  However, the Company did not achieve positive FFO growth during the VALUE SQUARE Plan and, therefore, the early vesting of the restricted stock did not occur.  The value of the restricted shares will continue to be amortized ratably over the seven-year period. As of December 31, 2005, 13,828 deferred incentive share units were granted to employees of the Company.  The deferred incentive share units are valued at $627,000 ($45.38 per share), and the units vest at the end of four years.  Compensation expense related to the restricted stock and deferred incentive share units of $533,000, $783,000 and $694,000 was recognized in 2005, 2004 and 2003, respectively.

       A summary of the Company's restricted stock and deferred incentive share unit activity under the 2003 Equity Incentive Plan is as follows:

		Weighted	Deferred	Weighted
	Restricted	Average	Incenetive	Average
	Shares	Price	Share Units	Price
Granted	150,000	$35.83	5,246	$44.84
Forfeited	(8,000)	35.19	-	-
Outstanding at December 31, 2003	142,000	35.86	5,246	44.84
Granted	1,500	46.72	5,875	46.72
Forfeited	-	-	(1,634)	45.02
Outstanding at December 31, 2004	143,500	35.97	9,487	35.97
Granted	500	50.57	6,145	44.61
Forfeited	(20,000)	35.19	(1,804)	45.90
Outstanding at December 31, 2005	124,000	$36.16	13,828	$45.38

       Pro forma information regarding net income and net income per share is required by SFAS No. 123R, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005, 2004 and 2003: risk-free interest of 4.3%  4.5%, and 4.0%, respectively; dividend yield of 5.55%, 5.71% and 6.41%, respectively; volatility factor of the expected market price of the Company's common stock of .196, .194 and .129, respectively; and a weighted-average expected life of the options of five years for the 1994 Stock Option Plan in 2005, 2004 and 2003; five years for 2005, 2004 and 2003 for the 1991 Directors' Stock Option Plan; and five years for 2005, 2004 and 2003, for the 2001 Directors' Stock Option Plan.  Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.  The weighted average fair value of options granted during 2003 was $2.01.  No options were granted during 2004 and 2005.

       For purposes of pro forma disclosures, the estimated fair value of the options granted in 2003 is amortized to expense over the options' vesting period.  The Company's pro forma information is detailed in Note A - Summary of Significant Accounting Policies under Stock based compensation.

       A summary of the Company's stock option activity and related information is as follows:

	1994 Stock		1991 Directors		2001 Directors
	Option Plan		Stock Option Plan		Stock Option Plan
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price
Outstanding at December 31, 2002	827,447	$29.24	64,000	$27.34	37,500	$33.52
Granted	-	-	-	-	25,500	40.46
Exercised	(183,661)	28.06	(20,500)	23.20	(13,700)	33.75
Forfeited	(23,012)	31.65	-	-	-	-
Outstanding at December 31, 2003	620,774	29.52	43,500	29.29	49,300	37.05
Granted	-	-	-	-	-	-
Exercised	(206,155)	27.32	(6,000)	32.56	(4,000)	34.05
Forfeited	(21,262)	33.77	-	-	-	-
Outstanding at December 31, 2004	393,357	30.38	37,500	28.76	45,300	37.31
Granted	-	-	-	-	-	-
Exercised	(74,412)	27.97	(2,250)	10.17	-	-
Forfeited	(18,270)	34.72	-	-	-	-
Outstanding at December 31, 2005	300,675	$30.72	35,250	$29.95	45,300	$37.31

       Following is a summary of the status of options outstanding at December 31, 2005:

	Outstanding Options			Exercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Exercise Price Range	Number	Life	Price	Number	Price
1994 Stock Option Plan
$15.17 - $20.23	3,973	0.5 years	$15.75	3,973	$15.75
$20.24 - $25.29	15,375	0.5 years	$21.00	15,375	$21.00
$25.30 - $30.34	96,017	3.7 years	$29.11	96,017	$29.11
$30.35 - $35.40	159,640	3.9 years	$32.16	156,381	$32.09
$35.41 - $40.46	25,670	6.7 years	$35.91	16,151	$35.91
1991 Directors Stock Option Plan
$10.00 - $20.00	2,250	0.5 years	$16.00	2,250	$16.00
$20.01 - $30.00	10,500	3.8 years	$28.78	10,500	$28.78
$30.01 - $36.00	22,500	3.2 years	$31.89	22,500	$31.89
2001 Directors Stock Option Plan
$30.00 - $35.00	9,000	5.4 years	$30.70	9,000	$30.70
$35.01 - $40.00	29,800	7.0 years	$37.83	29,800	$37.83
$40.01 - $45.00	6,500	7.8 years	$44.10	6,500	$44.10

Note I - Commitments and Contingencies

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

Note J - Related Party Transactions

        Matthew W. Kaplan, a director of the Company, is a Portfolio Manager for Five Arrows Realty Securities III LLC, which owned 100% of the 803,499 shares of Series B Convertible Preferred stock at December 31, 2005 and 2004.  The balance of Series B Convertible Preferred stock was $28.1 million at December 31, 2005 and 2004.

Note K - Other Matters

       Through the Company's Dividend Reinvestment and Stock Purchase Plan ("DRIP Plan"), 41,113 common shares were sold during 2005.  Net proceeds received on the issuance of shares were $1.9 million, which equates to an average net price per share of $46.19 at a discount of 1%.  The proceeds were used to reduce amounts outstanding under the Company's short-term lines of credit.

      In 2001, the Company issued 2,142,857 shares of 8.34% Series B Cumulative Convertible Preferred stock to Rothschild/Five Arrows.  Effective after December 31, 2002, the holder has the right to convert each share of Series B Convertible Preferred into a share of Parkway common stock.  In addition to the issuance of Series B preferred stock, Parkway issued a warrant to Five Arrows to purchase 75,000 shares of the Company's common stock at a price of $35 for a period of seven years.  No shares of Series B preferred stock were converted into shares of Parkway common stock during 2005.  As of December 31, 2005, there were 803,499 shares of Series B preferred stock outstanding.  Dividends of $2.3 million and $5.2 million were declared on the stock in 2005 and 2004, respectively.  There is no public market for Parkway's Series B Cumulative Convertible Preferred stock.

       In connection with the Capital City Plaza purchase in 2004, the limited liability company that owns the building issued $15.5 million in preferred membership interests to the seller.  The preferred membership interests pay the seller a 7% coupon rate and were issued to accommodate their tax planning needs.  The seller has the right to redeem $5.5 million of the membership interests within six months of closing and $10 million of the membership interests within nine months of closing.  Parkway has the right to retire the preferred interest 40 months after closing.  During the third quarter in 2004, the seller redeemed $4.8 million of the preferred membership interests.  As of December 31, 2005 and 2004, the balance of the subsidiary redeemable preferred interests was $10.7 million.

       On January 10, 2005, the Company sold 1.6 million shares of common stock in a public offering in which Citigroup Global Markets, Inc. was the underwriter for net proceeds of approximately $76 million or $47.50 per share.  The proceeds were used towards the acquisition of the 70% interest held by the Company's joint venture partner in the property known as 233 North Michigan Avenue in Chicago, IL and to reduce outstanding variable rate debt.

       On September 7, 1995, the board of directors of our predecessor, The Parkway Company, declared a dividend distribution of one right for each outstanding share of our common stock to stockholders of record on the terms and conditions set forth in a Shareholder Rights Agreement. The Shareholder Rights Agreement and the rights issued thereunder expired on September 6, 2005 and the Company did not renew or extend the Shareholder Rights Agreement.

       On February 9, 2006, the Board of Directors authorized the repurchase of up to 1 million shares of Parkway's outstanding common stock through August 2006.  The shares may be purchased in the open market or in privately negotiated transactions, and at times and in amounts that the Company deems appropriate.

Supplemental Profit and Loss Information

       Included in operating expenses are taxes, principally property taxes, of $24.6 million, $15.7 million and $14.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Supplemental Cash Flow Information and Schedule of Non-Cash Investing and Financing Activity

	Year Ended December 31
	2005	2004	2003
	(In thousands)

Supplemental cash flow information:
Interest paid	$ 33,374	$24,474	$18,735
Income taxes paid (refunded)	(86)	(72)	118
Supplemental schedule of non-cash investing
and financing activity:
Mortgages assumed in purchases	124,530	88,677	21,153
Mortgage transferred to joint venture	(19,275)	-	-
Restricted shares and deferred incentive
share units issued (forfeited)	(488)	271	5,328
Shares issued in lieu of Directors' fees	193	138	76
Issuance of subsidiary redeemable
preferred membership interests	-	15,491	-
Original issue costs associated with redemption
of preferred stock	-	-	2,619

Rents Receivable and Other Assets

	December 31
	2005	2004
	(In thousands)

Rents receivable	$ 2,473	$ 948
Allowance for doubtful accounts	(450)	(353)
Straight line rent receivable	14,106	10,369
Other receivables	5,619	3,356
Lease costs (net of accumulated amortization of
$12,246 and $9,802, respectively)	22,090	12,180
Loan costs (net of accumulated amortization of
$2,695 and $2,302, respectively)	3,667	3,695
Escrow and other deposits	16,537	9,922
Prepaid items	3,104	528
Other assets	2,334	1,803
	$69,480	$42,448

Intangible Assets

       The following table reflects the portion of the purchase price of office properties allocated to intangible assets in accordance with SFAS 141, as discussed in "Note A".  The portion of purchase price allocated to below market lease value and the related accumulated amortization is reflected in the Schedule of Accounts Payable and Other Liabilities within this note.

	December 31
	2005	2004
	(In thousands)

Lease in place value	$52,732	$37,306
Accumulated amortization	(6,105)	(2,476)
Above market lease value	17,283	4,265
Accumulated amortization	(3,749)	(1,061)
	$60,161	$38,034

Accounts Payable and Other Liabilities

	December 31
	2005	2004
	(In thousands)
Office property payables:
Accrued expenses and accounts payable	$16,412	$15,643
Accrued property taxes	17,614	8,057
Security deposits	3,371	2,479
Below market lease value	9,563	3,739
Accumulated amortization - below market
lease value	(2,558)	(965)
Corporate payables	1,378	2,733
Deferred compensation plan liability	5,270	5,212
Dividends payable	1,787	2,264
Accrued payroll	1,639	1,931
Interest payable	2,152	1,375
	$56,628	$42,468

Note L - Fair Values of Financial Instruments

 Cash and cash equivalents

       The carrying amounts for cash and cash equivalents approximated fair value at December 31, 2005 and 2004.

 Mortgage loans

       The fair value of the mortgage notes payable are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.  The aggregate fair value of the mortgage notes payable without recourse at December 31, 2005 was $494 million as compared to its carrying amount of $483.3 million.  The aggregate fair value of the mortgage notes payable without recourse at December 31, 2004 was $366.3 million as compared to its carrying amount of $354 million.

Note M - Segment Information

       Parkway's primary business is the ownership and operation of office properties in the Southeastern and Southwestern United States and Chicago. The Company accounts for each office property or groups of related office properties as an individual operating segment.  Parkway has aggregated its individual operating segments into a single reporting segment due to the fact that the individual operating segments have similar operating and economic characteristics.

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

       The following is a reconciliation of FFO and net income available to common stockholders for office properties and total consolidated entities for the years ending December 31, 2005, 2004 and 2003.  Amounts presented as "Unallocated and Other" represent primarily income and expense associated with providing management services,  acquisition fees, corporate general and administration expense, interest expense on unsecured lines of credit and preferred dividends.

	As of or for the year ended December 31, 2005
	Office	Unallocated
	Properties	and Other	Consolidated
		(In thousands)

Property operating revenues (a)	$192,645	$-	$192,645
Property operating expenses (b)	(90,121)	-	(90,121)
Property net operating income from continuing operations	102,524	-	102,524

Management company income	-	2,997	2,997
Other income	-	255	255
Interest expense (c)	(28,326)	(7,118)	(35,444)
Management company expenses	-	(607)	(607)
General and administrative expenses	-	(4,468)	(4,468)
Other expense	-	(5)	(5)
Equity in earnings of unconsolidated joint ventures	1,496	-	1,496
Adjustment for depreciation and amortization - unconsolidated
joint ventures	1,057	-	1,057
Adjustment for depreciation and amortization - discontinued operations	343	-	343
Adjustment for minority interest - real estate partnerships	(1,206)	-	(1,206)
Gain (loss) on real estate	48	(340)	(292)
Income from discontinued operations	781	-	781
Dividends on preferred stock	-	(4,800)	(4,800)
Dividends on convertible preferred stock	-	(2,346)	(2,346)
Funds from operations available to common stockholders	76,717	(16,432)	60,285

Depreciation and amortization	(51,753)	-	(51,753)
Depreciation and amortization - unconsolidated joint ventures	(1,057)	-	(1,057)
Depreciation and amortization - discontinued operations	(343)	-	(343)
Depreciation and amortization - minority interest - real estate partnerships	1,019	-	1,019
Gain on sale of joint venture interest	1,331	-	1,331
Gain on sale of real estate from discontinued operations	4,181	-	4,181
Minority interest - unit holders	-	(2)	(2)
Net income available to common stockholders	$30,095	$(16,434)	$13,661

Total assets	$1,181,263	$7,079	$1,188,342

Office and parking properties	$1,040,929	$-	$1,040,929

Investment in unconsolidated joint ventures	$12,942	$-	$12,942

Capital expenditures	$32,441	$-	$32,441

(a) Included in property operating revenues are rental revenues, customer reimbursements, parking income and other income.

(b) Included in property operating expenses are real estate taxes, utilities, insurance, contract services, repairs and maintenance, personnel expenses and property operating expenses.

(c)  Interest expense for office properties represents interest expense on property secured mortgage debt and interest on subsidiary redeemable preferred membership interests.  It does not include interest expense on unsecured lines of credit.

	As of or for the year ended December 31, 2004
	Office	Unallocated
	Properties	and Other	Consolidated
		(In thousands)

Property operating revenues (a)	$157,792	$-	$157,792
Property operating expenses (b)	(72,322)	-	(72,322)
Property net operating income from continuing operations	85,470	-	85,470

Management company income	-	3,832	3,832
Other income	-	37	37
Interest expense (c)	(21,580)	(4,237)	(25,817)
Management company expenses	-	(358)	(358)
General and administrative expenses	-	(4,464)	(4,464)
Other expense	-	(22)	(22)
Equity in earnings of unconsolidated joint ventures	1,697	-	1,697
Adjustment for depreciation and amortization - unconsolidated
joint ventures	2,345	-	2,345
Adjustment for depreciation and amortization - discontinued
operations	524	-	524
Adjustment for minority interest - real estate partnerships	(527)	-	(527)
Gain on note receivable	-	774	774
Income from discontinued operations	1,025	-	1,025
Dividends on preferred stock	-	(4,800)	(4,800)
Dividends on convertible preferred stock	-	(5,186)	(5,186)
Funds from operations available to common stockholders	68,954	(14,424)	54,530

Depreciation and amortization	(36,319)	-	(36,319)
Depreciation and amortization - unconsolidated joint ventures	(2,345)	-	(2,345)
Depreciation and amortization - discontinued operations	(524)	-	(524)
Depreciation and amortization - minority interest - real estate
partnerships	654	-	654
Gain on sale of joint venture interest	3,535	-	3,535
Minority interest - unit holders	-	(2)	(2)
Net income available to common stockholders	$33,955	$(14,426)	$19,529

Total assets	$920,780	$10,408	$931,188

Office and parking properties	$820,807	$-	$820,807

Investment in unconsolidated joint ventures	$25,294	$-	$25,294

Capital expenditures	$35,030	$-	$35,030

(a) Included in property operating revenues are rental revenues, customer reimbursements, parking income and other income.

(b) Included in property operating expenses are real estate taxes, utilities, insurance, contract services, repairs and maintenance, personnel expenses and property operating expenses.

(c)  Interest expense for office properties represents interest expense on property secured mortgage debt and interest on subsidiary redeemable preferred membership interests.  It does not include interest expense on the unsecured lines of credit.

	As of or for the year ended December 31, 2003
	Office	Unallocated
	Properties	and Other	Consolidated
		(In thousands)

Property operating revenues (a)	$139,826	$-	$139,826
Property operating expenses (b)	(62,279)	-	(62,279)
Property net operating income from continuing operations	77,547	-	77,547

Management company income	-	2,136	2,136
Interest on note receivable from MBALP	-	819	819
Incentive management fee income from MBALP	-	300	300
Other income	-	573	573
Interest expense (c)	(16,319)	(3,399)	(19,718)
Management company expenses	-	(391)	(391)
General and administrative expenses	-	(4,201)	(4,201)
Other expense	-	(37)	(37)
Equity in earnings of unconsolidated joint ventures	2,212	-	2,212
Adjustment for depreciation and amortization - unconsolidated
joint ventures	2,030	-	2,030
Adjustment for depreciation and amortization - discontinued
operations	273	-	273
Gain on sale of land	-	362	362
Income from discontinued operations	1,014	-	1,014
Original issue costs associated with redemption of preferred stock	-	(2,619)	(2,619)
Dividends on preferred stock	-	(5,352)	(5,352)
Dividends on convertible preferred stock	-	(6,091)	(6,091)
Funds from operations available to common stockholders	66,757	(17,900)	48,857

Depreciation and amortization	(27,757)	-	(27,757)
Depreciation and amortization - unconsolidated joint ventures	(2,030)	-	(2,030)
Depreciation and amortization - discontinued operations	(273)	-	(273)
Deferred gain income	-	26	26
Gain on sale of joint venture interests and real estate	10,299	-	10,299
Minority interest - unit holders	-	(3)	(3)
Net income available to common stockholders	$46,996	$(17,877)	$29,119

Total assets	$785,949	$16,359	$802,308

Office and parking properties	$728,695	$-	$728,685

Investment in unconsolidated joint ventures	$20,026	$-	$20,026

Capital expenditures	$22,199	$-	$22,199

(a) Included in property operating revenues are rental revenues, customer reimbursements, parking income and other income.

(b) Included in property operating expenses are real estate taxes, utilities, insurance, contract services, repairs and maintenance, personnel expenses and property operating expenses.

(c) Interest expense for office properties represents interest expense on property secured mortgage debt and does not include interest expense on the unsecured lines of credit.

Note N - Selected Quarterly Financial Data (Unaudited):

       Summarized quarterly financial data for the years ended December 31, 2005 and 2004 are as follows (in thousands, except per share data):

	2005
	First	Second	Third	Fourth
Revenues (other than gains)	$47,775	$49,308	$48,350	$50,464
Expenses	(42,015)	(46,675)	(44,605)	(49,103)
Equity in earnings of unconsolidated joint ventures	515	250	330	401
Gain (loss) on sale of joint venture interests
and real estate	-	991	(26)	74
Minority interest - unit holders	(1)	-	-	(1)
Minority interest - real estate partnerships	(305)	(16)	20	114
Income from continuing operations	5,969	3,858	4,069	1,949
Income from discontinued operations	307	220	250	4
Gain on sale of real estate from discontinued operations	-	-	4,181	-
Net income	6,276	4,078	8,500	1,953
Dividends on preferred stock	(1,200)	(1,200)	(1,200)	(1,200)
Dividends on convertible preferred stock	(587)	(586)	(586)	(587)
Net income available to common stockholders	$4,489	$2,292	$6,714	$166
Net income per common share:
Basic	$0.32	$0.16	$0.50	$0.01
Diluted	$0.32	$0.16	$0.50	$0.01
Dividends per common share	$0.65	$0.65	$0.65	$0.65
Weighted average shares outstanding:
Basic	13,907	14,080	14,035	14,154
Diluted	14,095	14,250	14,216	14,281
	2004
	First	Second	Third	Fourth
Revenues (other than gains)	$36,707	$39,995	$41,889	$43,070
Expenses	(31,784)	(33,725)	(37,387)	(36,406)
Equity in earnings of unconsolidated joint ventures	743	367	359	228
Gain on note receivable, sale of joint venture interests
and real estate	774	-	-	3,535
Minority interest - unit holders	-	(1)	(1)	-
Minority interest - real estate partnerships	22	101	(31)	35
Income from continuing operations	6,462	6,737	4,829	10,462
Income from discontinued operations	268	221	322	214
Net income	6,730	6,958	5,151	10,676
Dividends on preferred stock	(1,200)	(1,200)	(1,200)	(1,200)
Dividends on convertible preferred stock	(1,409)	(1,363)	(1,350)	(1,064)
Net income available to common stockholders	$4,121	$4,395	$2,601	$8,412
Net income per common share:
Basic	$0.38	$0.40	$0.23	$0.71
Diluted	$0.37	$0.39	$0.23	$0.70
Dividends per common share	$0.65	$0.65	$0.65	$0.65
Weighted average shares outstanding:
Basic	10,864	11,085	11,330	11,794
Diluted	11,095	11,258	11,528	12,006

SCHEDULE II - VALUATIONS AND QUALIFYING ACCOUNTS

(In thousands)

	Balance	Additions		Deductions		Balance
	Beginning	Consolidation	Charged to	Written Off as	Assets Sold or	End
Description	Of Period	of Entities	Cost & Expenses	Uncollectible	Joint Ventured	Of Period

Allowance for Doubtful Accounts:
Year Ended:
December 31, 2005	353	210	34	(137)	(10)	450
December 31, 2004	376	131	169	(312)	(11)	353
December 31, 2003	742	-	(2)	(360)	(4)	376

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2005

(In thousands)

		Initial Cost to the Company
				Subsequent
			Building and	Capitalized	Total
Description	Encumbrances	Land	Improvements	Costs	Real Estate
Office and Parking Properties:
Arizona
Squaw Peak Corp Center	$ 37,982	$ 5,800	$ 35,169	$ 3,051	$ 44,020
Mesa Corporate Center	-	3,353	15,251	784	19,388
Florida
Maitland 100	8,820	2,667	10,329	706	13,702
555 Winderley	8,340	2,100	9,837	742	12,679
Hillsboro Center V	11,000	1,325	12,249	2,312	15,886
Hillsboro Center I-IV	7,500	1,129	7,734	1,678	10,541
Wachovia Plaza	-	785	18,071	2,427	21,283
Central Station	-	-	16,511	-	16,511
Citrus Center	19,011	4,000	26,757	3,980	34,737
Stein Mart Building	-	1,653	16,654	1,602	19,909
Riverplace South	-	2,316	5,412	1,047	8,775
Georgia
Waterstone	6,400	859	7,207	1,710	9,776
Roswell North	-	594	4,072	1,472	6,138
Meridian	-	994	9,547	1,992	12,533
Hightower	-	530	6,201	1,657	8,388
Pavilion Center	-	510	4,005	805	5,320
Peachtree Dunwoody Pavilion	31,500	9,373	24,580	4,884	38,837
Capital City Plaza	46,065	3,625	58,087	2,157	63,869
Illinois
233 North Michigan	98,126	18,181	133,846	22,897	174,924
Mississippi
One Jackson Place	22,633	1,799	19,730	8,786	30,315
City Centre	-	1,662	19,950	9,763	31,375
111 Capitol Building	-	915	10,830	5,249	16,994
North Carolina
Charlotte Park	-	3,120	12,911	4,770	20,801
South Carolina
Tower at 1301 Gervais	-	316	20,350	3,752	24,418
Atrium at Stoneridge	-	572	7,775	1,237	9,584
Capitol Center	19,320	973	37,232	5,028	43,233
Tennessee
Forum II & III	-	2,634	13,886	1,935	18,455
First Tennessee Plaza	8,978	457	29,499	6,486	36,442
Morgan Keegan Tower	16,735	-	36,549	2,215	38,764
Cedar Ridge	-	741	8,631	1,977	11,349
Falls Building	-	-	7,628	1,653	9,281
Toyota Center	12,988	190	25,017	69	25,276
Toyota Garage	-	727	7,939	207	8,873
Bank of America Plaza	19,237	1,464	28,712	6,944	37,120
Forum I	12,629	4,737	12,488	1,349	18,574
Texas
One Park Ten Plaza	9,201	606	6,149	3,069	9,824
400 Northbelt	3,506	419	9,655	3,327	13,401
Woodbranch	1,688	303	3,805	2,238	6,346
Richmond Centre	-	273	2,567	2,017	4,857
Ashford II	-	163	2,069	841	3,073
Sugar Grove	7,000	364	7,385	2,812	10,561
Honeywell	-	856	15,175	1,157	17,188
Schlumberger Building	-	1,013	11,102	2,356	14,471
One Commerce Green	21,000	489	37,103	3,924	41,516
Comerica Bank Building	15,000	1,921	21,221	2,591	25,733
550 Greens Parkway	5,400	1,006	8,014	169	9,189
1717 St. James Place	5,051	430	6,341	1,206	7,977
5300 Memorial	10,542	682	11,716	1,940	14,338
Town & Country	7,943	436	7,674	2,253	10,363
Wells Fargo Building	9,675	2,600	8,247	2,067	12,914
Virginia
Glen Forest Building	-	537	8,503	1,358	10,398
Lynnwood Plaza	-	985	8,306	2,299	11,590
Moorefield II	-	469	4,752	422	5,643
Moorefield III	-	490	5,135	783	6,408
Town Point Center	-	-	10,756	2,762	13,518
Westvaco Building	-	1,265	11,825	2,027	15,117
Greenbrier Tower I	-	584	7,503	1,689	9,776
Greenbrier Tower II	-	573	7,354	1,766	9,693
Winchester Building	-	956	10,852	2,006	13,814
Moorefield I	-	260	3,698	829	4,787
Total Real Estate Owned	$483,270	$97,781	$957,553	$165,231	$1,220,565

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - (Continued)
DECEMBER 31, 2005
(In thousands)

	Gross Amount at Which
	Carried at Close of Period
					Net Book
		Bldg. &		Accum.	Value of	Year	Year	Depreciable
Description	Land	Imprv.	Total (1)	Depr.	Real Estate	Acquir.	Constructed	Lives (years)
Office and Parking Properties:
Arizona
Squaw Peak Corp Center	$ 5,800	$ 38,220	$ 44,020	$ 1,915	$ 42,105	2004	1999/2000	(3)
Mesa Corporate Center	3,353	16,035	19,388	21	19,367	2005	2000	(3)
Florida
Maitland 100	2,667	11,035	13,702	132	13,570	2005	1981	(3)
555 Winderley	2,100	10,579	12,679	108	12,571	2005	1985	(3)
Hillsboro Center V	1,325	14,561	15,886	3,461	12,425	1998	1985	(3)
Hillsboro Center I-IV	1,129	9,412	10,541	2,273	8,268	1998	1985	(3)
Wachovia Plaza	785	20,498	21,283	4,436	16,847	1998	1985	(3)
Central Station	-	16,511	16,511	2,239	14,272	2000	1990	(3)
Citrus Center	4,000	30,737	34,737	2,766	31,971	2003	1971	(3)
Stein Mart Building	1,653	18,256	19,909	534	19,375	2005	1985	(3)
Riverplace South	2,316	6,459	8,775	342	8,433	2005	1981	(3)
Georgia
Waterstone	859	8,917	9,776	2,767	7,009	1995	1987	(3)
Roswell North	594	5,544	6,138	1,654	4,484	1996	1986	(3)
Meridian	994	11,539	12,533	3,048	9,485	1997	1985	(3)
Hightower	530	7,858	8,388	2,136	6,252	1997	1983	(3)
Pavilion Center	510	4,810	5,320	1,125	4,195	1998	1984	(3)
Peachtree Dunwoody Pavilion	9,373	29,464	38,837	2,331	36,506	2003	1976/80	(3)
Capital City Plaza	3,625	60,244	63,869	2,902	60,967	2004	1989	(3)
Illinois
233 North Michigan	18,181	156,743	174,924	7,082	167,842	2005	(2) 2000	(3)
Mississippi
One Jackson Place	1,799	28,516	30,315	13,258	17,057	1986	1986	(3)
City Centre	1,662	29,713	31,375	5,172	26,203	1995	(2) 1987/2005	(3)
111 Capitol Building	915	16,079	16,994	4,296	12,698	1998	1983	(3)
North Carolina
Charlotte Park	3,120	17,681	20,801	5,282	15,519	1997	1982/84/86	(3)
South Carolina
Tower at 1301 Gervais	316	24,102	24,418	5,055	19,363	1997	1973	(3)
Atrium at Stoneridge	572	9,012	9,584	2,129	7,455	1998	1986	(3)
Capitol Center	973	42,260	43,233	7,778	35,455	1999	1987	(3)
Tennessee
Forum II & III	2,634	15,821	18,455	4,038	14,417	1997	1985	(3)
First Tennessee Plaza	457	35,985	36,442	8,312	28,130	1997	1978	(3)
Morgan Keegan Tower	-	38,764	38,764	8,637	30,127	1997	1985	(3)
Cedar Ridge	741	10,608	11,349	2,602	8,747	1998	1982	(3)
Falls Building	-	9,281	9,281	2,023	7,258	1998	(2) 1982/84/90	(3)
Toyota Center	190	25,086	25,276	3,448	21,828	2000	2000	(3)
Toyota Garage	727	8,146	8,873	1,174	7,699	2000	2000	(3)
Bank of America Plaza	1,464	35,656	37,120	3,538	33,582	2001	(2) 2004	(3)
Forum I	4,737	13,837	18,574	297	18,277	2005	1982	(3)
Texas
One Park Ten Plaza	606	9,218	9,824	3,521	6,303	1996	1982	(3)
400 Northbelt	419	12,982	13,401	2,938	10,463	1996	1982	(3)
Woodbranch	303	6,043	6,346	2,013	4,333	1996	1982	(3)
Richmond Centre	273	4,584	4,857	813	4,044	1996	1983	(3)
Ashford II	163	2,910	3,073	895	2,178	1997	1979	(3)
Sugar Grove	364	10,197	10,561	2,856	7,705	1997	1982	(3)
Honeywell	856	16,332	17,188	3,385	13,803	1997	1983	(3)
Schlumberger Building	1,013	13,458	14,471	3,535	10,936	1998	1983	(3)
One Commerce Green	489	41,027	41,516	9,553	31,963	1998	1983	(3)
Comerica Bank Building	1,921	23,812	25,733	5,194	20,539	1998	1983	(3)
550 Greens Parkway	1,006	8,183	9,189	894	8,295	2001	1999	(3)
1717 St. James Place	430	7,547	7,977	836	7,141	2002	1975/94	(3)
5300 Memorial	682	13,656	14,338	1,569	12,769	2002	1982	(3)
Town & Country	436	9,927	10,363	1,261	9,102	2002	1982	(3)
Wells Fargo Building	2,600	10,314	12,914	792	12,122	2003	1978	(3)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - (Continued)
DECEMBER 31, 2005
(In thousands)

	Gross Amount at Which
	Carried at Close of Period
					Net Book
		Bldg. &		Accum.	Value of	Year	Year	Depreciable
Description	Land	Imprv.	Total (1)	Depr.	Real Estate	Acquir.	Constructed	Lives (years)
Office and Parking Properties:
Virginia
Glen Forest Building	537	9,861	10,398	2,187	8,211	1998	1985	(3)
Lynnwood Plaza	985	10,605	11,590	2,313	9,277	1998	1986	(3)
Moorefield II	469	5,174	5,643	1,063	4,580	1998	1985	(3)
Moorefield III	490	5,918	6,408	1,351	5,057	1998	1985	(3)
Town Point Center	-	13,518	13,518	3,110	10,408	1998	1987	(3)
Westvaco Building	1,265	13,852	15,117	3,210	11,907	1998	1986	(3)
Greenbrier Tower I	584	9,192	9,776	2,277	7,499	1997	1985/87	(3)
Greenbrier Tower II	573	9,120	9,693	2,267	7,426	1997	1985/87	(3)
Winchester Building	956	12,858	13,814	2,611	11,203	1998	1987	(3)
Moorefield I	260	4,527	4,787	881	3,906	1999	1984	(3)
Total Real Estate Owned	$97,781	$1,122,784	$1,220,565	$179,636	$1,040,929

(1)  The aggregate cost for federal income tax purposes was approximately $1,248,615.

(2)  The dates of major renovations.

(3)  Depreciation of buildings and improvements is calculated over lives ranging from the life of the lease to 40 years.

NOTE TO SCHEDULE III

As of December 31, 2005 and 2004

(In thousands)

       A summary of activity for real estate and accumulated depreciation is as follows:

	December 31
	2005	2004
Real Estate:
Office and Parking Properties:
Balance at beginning of year	$963,713	$844,168
Additions:
Acquisitions and improvements	292,908	152,570
Parking development	3,087	4,434
Reclassification of land available for sale	1,721	-
Consolidation of Moore Building Associates LP	-	25,271
Cost of real estate sold or disposed	(19,272)	(901)
Joint venture of office properties	(21,592)	(61,829)
Balance at end of year	$1,220,565	$963,713

Accumulated Depreciation:
Balance at beginning of year	$142,906	$115,473
Depreciation expense	40,478	31,251
Consolidation of Moore Building Associates LP	-	2,137
Real estate sold or disposed	(2,744)	(644)
Joint venture of office properties	(1,004)	(5,311)
Balance at end of year	$179,636	$142,906

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

       None.

 Item 9A.  Controls and Procedures.

       The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Parkway's disclosure controls and procedures as of December 31, 2005.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that Parkway's disclosure controls and procedures were effective as of December 31, 2005.  There were no changes in the Company's internal control over financial reporting during the fourth quarter of 2005 that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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

 Management's Report on Internal Control Over Financial Reporting

              The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's management has assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2005.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on our assessment we have concluded that, as of December 31, 2005, the company's internal control over financial reporting is effective based on those criteria.  Our independent registered public accounting firm, Ernst & Young LLP, have provided an attestation report on management's assessment of the Company's internal control over financial reporting as of December 31, 2005.

Report of Independent Registered Public Accounting Firm

 Shareholders and Board of Directors

Parkway Properties, Inc.

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Parkway Properties, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Parkway Properties, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

       In our opinion, management's assessment that Parkway Properties, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in COSO.  Also, in our opinion, Parkway Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

       We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Parkway Properties, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005 of Parkway Properties, Inc. and subsidiaries and our report dated March 9, 2006 expressed an unqualified opinion thereon.

New Orleans, Louisiana                                                                                                                                                     Ernst & Young LLP

March 14, 2006

Item 9B.  Other Information.

       None.

 PART III

Item 10.  Directors and Executive Officers of the Registrant.

       The Company's definitive proxy statement which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of Registrant's fiscal year is incorporated herein by reference.

Item 11.  Executive Compensation.

      The Company's definitive proxy statement which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of Registrant's fiscal year is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The Company's definitive proxy statement which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of Registrant's fiscal year is incorporated herein by reference.

Equity Compensation Plans

       The following table sets forth the securities authorized for issuance under Parkway's equity compensation plans as of December 31, 2005:

	(a)	(b)	(c)
Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a)
Equity compensation plans		`
approved by security
holders	395,053	$31.43	359,624

Equity compensation plans
not approved by security
holders
	-	-	-
Total	395,053	$31.43	359,624

       Effective January 1, 2003, the stockholders of the Company approved Parkway's 2003 Equity Incentive Plan that authorized the grant of up to 200,000 equity based awards to employees of the Company.  At present, it is Parkway's intention to grant restricted stock and/or deferred incentive share units instead of stock options to employees of the Company, although the 2003 Plan authorizes various forms of incentive awards, including options.  As of December 31, 2005, 124,000 shares of incentive restricted stock have been issued to certain officers of the Company in connection with the VALUE SQUARE Plan.  The restricted shares issued are valued at $4.5 million, and vest the earlier of seven years or December 31, 2005 if certain goals of the VALUE SQUARE Plan were achieved.  The VALUE SQUARE Plan had as its goal to achieve FFO growth that is 10% higher than that of the NAREIT Office Index peer group.  Furthermore, for the early vesting to occur, the Company had to achieve positive FFO growth during the three years of the plan.  Based on the results of the Company and the results of other REITs in the Office Index peer group, Parkway met the equity return goal of the plan.  However, the Company did not achieve positive FFO growth during the VALUE SQUARE Plan and, therefore, the early vesting of the restricted stock did not occur.  As of December 31, 2005, 13,828 deferred incentive share units were granted to employees of the Company.  The deferred incentive share units are valued at $627,000, and vest at the end of four years.  Compensation expense related to the restricted stock and deferred incentive share units of $533,000 and $783,000 was recognized in 2005 and 2004, respectively.

Item 13.  Certain Relationships and Related Transactions.

      The Company's definitive proxy statement which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of Registrant's fiscal year is incorporated herein by reference.

 Item 14.  Principal Accounting Fees and Services.

        The Company's definitive proxy statement which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the Registrant's fiscal year is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)   1            Consolidated Financial Statements

                      Report of Independent Auditors

                      Consolidated Balance Sheets-as of December 31, 2005 and 2004

                      Consolidated Statements of Income-for the years ended December 31, 2005, 2004 and 2003

                      Consolidated Statements of Cash Flows-for the years ended December 31, 2005, 2004 and 2003

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

3            Form 10-K Exhibits required by Item 601 of Regulation S-K:

                      Exhibit

        No.        Description

        3.1         Articles of Incorporation, as amended, of the Company (incorporated by reference to Exhibit B to The Parkway Company's proxy material for its July 18, 1996 Annual Meeting).

        3.2         Bylaws of Parkway (incorporated by reference to Exhibit 4(c) to the Company's Registration Statement on Form S-8 filed October 13, 1999).

        3.3         Articles Supplementary creating the Company's Series B Convertible Cumulative Preferred Stock (incorporated by reference to Exhibit 3(i) to the Company's Form 8-K filed October 10, 2000).

        3.4         Articles Supplementary creating the Company's Series D Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4 to the Company's Form 8-A filed May 29, 2003).

        4.1         Investment Agreement dated as of October 6, 2000 between the Company and Five Arrows Realty Securities III L.L.C. (incorporated by reference to Exhibit 99(a) to the Company's Form 8-K filed October 10, 2000).

        4.2         Operating Agreement dated as of October 6, 2000 between the Company and Five Arrows Realty Securities III L.L.C. (incorporated by reference to Exhibit 99(b) to the Company's Form 8-K filed October 10, 2000).

        4.3         Agreement and Waiver between the Company and Five Arrows Realty Securities III L.L.C. (incorporated by reference to Exhibit 99(c) to the Company's Form 8-K filed October 10, 2000).

        4.4         Common Stock Purchase Warrant dated as of October 6, 2000 issued by the Company to Five Arrows Realty Securities III L.L.C. (incorporated by reference to Exhibit 99(d) to the Company's Form 8-K filed October 10, 2000).

        10          Material Contracts:

        10.1*     Form of Change-in-Control Agreement that Company has entered into with Leland R. Speed, Steven G. Rogers, William R. Flatt, James M. Ingram, Thomas C. Maloney and G. Mitchel Mattingly (incorporated by reference to Exhibit 10.1 the Company's Form 10-K for the year ended December 31, 2004).

        10.2*     Form of Change-in-Control Agreement that the Company has entered into with Roy Butts, Sarah P. Clark, David R. Fowler, Mandy M. Pope, Warren Speed and Jack R. Sullenberger (incorporated by reference to Exhibit 10.2 to the Company's Form 10-K for the year ended December 31, 2004).

        10.3*     Parkway Properties, Inc. 1991 Directors Stock Option Plan, as Amended (incorporated by reference to Appendix C to the Company's proxy material for its June 6, 1997 Annual Meeting).

        10.4*     Parkway Properties, Inc. 1994 Stock Option and Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company's proxy material for its June 3, 1999 Annual Meeting).

        10.5*     Parkway Properties, Inc. 2001 Non-employee Directors Equity Compensation Plan, as amended (incorporated by reference to Appendix B to the Company's proxy material for its May 5, 2005 Annual Meeting).

        10.6*   Parkway Properties, Inc. 2003 Equity Incentive Plan (incorporated by reference to Appendix B to the Company's proxy material for its May 8, 2003 Annual Meeting).

        10.7       Amended and Restated Agreement of Limited Partnership of Parkway Properties LP (incorporated by reference to Exhibit 99(a) to the Company's Form 8-K filed July 15, 1998).

        10.8       Admission Agreement between Parkway Properties LP and Lane N. Meltzer (incorporated by reference to Exhibit 99(b) to the Company's Form 8-K filed July 15, 1998).

        10.9       Promissory Note between Parkway Properties LP and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed December 22, 2005).

        10.10     Form of Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and between Parkway Properties LP as borrower and Jack Edelbrock as trustee for the benefit of Teachers Insurance and Annuity Association of America as lender (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed December 22, 2005).

        10.11    Credit Agreement dated February 6, 2004 by and among Parkway Properties LP; Wachovia Capital Markets, LLC as sole lead arranger and sole book runner; Wachovia Bank, National Association as administrative agent; PNC Bank, National Association as syndication agent; Bank One, NA as co‑documentation agent; Wells Fargo Bank, NA as co-documentation agent and the Lenders (incorporated by reference to Exhibit 10.17 to the Company's Form 10-K for the year ended December 31, 2003).

        10.12     Second Amendment to Credit Agreement among Parkway Properties, LP; 111 Capitol Building Limited Partnership; Parkway Jackson LLC; Parkway Lamar LLC; Parkway Properties, Inc. and Parkway Properties General Partners, Inc. as Guarantors; Wachovia Bank, National Association as Agent; Wachovia Capital Markets, LLC as Sole Lead Arranger and Sole Book Runner and the Lenders dated March 31, 2005 (incorporated by reference to Exhibit 10 to the Registrant's Form 8-K filed April 4, 2005).

        10.13    Third Amendment to Credit Agreement among Parkway Properties, LP; 111 Capitol Building Limited Partnership; Parkway Jackson LLC; Parkway Lamar LLC; Parkway Properties, Inc. and Parkway Properties General Partners, Inc. as Guarantors; Wachovia Bank, National Association as Agent; Wachovia Capital Markets, LLC as Sole Lead Arranger and Sole Book Runner and the Lenders dated November 10, 2005 (incorporated by reference to Exhibit 10 to the Registrant's Form 8-K filed November 14, 2005).

        10.14    Indenture of Mortgage, Security Agreement Financing Statement Fixture Filing and Assignment of Leases, Rents and Security Deposits dated June 22, 2001 made by Parkway 233 North Michigan, LLC to German American Capital Corporation (incorporated by reference to Exhibit 4(a) to the Company's Form 8-K filed July 3, 2001).

        10.15    Promissory Note made as of June 22, 2001 by Parkway 233 North Michigan, LLC in favor of German American Capital Corporation (incorporated by reference to Exhibit 4(a) to the Company's Form 8-K filed July 3, 2001).

        10.16    Limited Partnership Agreement of Parkway Properties Office Fund, L.P. by and among PKY Fund, LLC, Parkway Properties L.P. and PERS Holding Company Limited, L.L.C. (incorporated by reference to Exhibit 10 to the Company's Form 8-K Filed July 7, 2005).

        10.17*  Performance measures for the Company's 2006 cash bonus awards for executive officers of the Company (a written description thereof is set forth in Item 1.01 of the Company's Form 8-K filed December 22, 2005).

        21          Subsidiaries of the Company (filed herewith).

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

/s/ Steven G. Rogers
Steven G. Rogers
President, Chief Executive
Officer and Director
March 14, 2006

/s/ William R. Flatt
William R. Flatt
Chief Financial Officer
March 14, 2006

/s/ Mandy M. Pope
Mandy M. Pope
Chief Accounting Officer
March 14, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Daniel P. Friedman	/s/ Michael J. Lipsey
Daniel P. Friedman, Director	Michael J. Lipsey, Director
March 14, 2006	March 14, 2006

/s/ Roger P. Friou	/s/ Joe F. Lynch
Roger P. Friou, Director	Joe F. Lynch, Director
March 14, 2006	March 14, 2006

/s/ Martin L. Garcia	/s/ Steven G. Rogers
Martin L. Garcia, Director	Steven G. Rogers
March 14, 2006	President, Chief Executive Officer and Director
March 14, 2006

/s/ Matthew W. Kaplan	/s/ Leland R. Speed
Matthew W. Kaplan, Director	Leland R. Speed
March 14, 2006	Chairman of the Board and Director
March 14, 2006

/s/ Lenore M. Sullivan
Lenore M. Sullivan, Director
March 14, 2006