Form 10-Q
period 2006-03-31
PARKWAY PROPERTIES INC
filed 2006-05-10
CIK 729237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

        ☒                                             Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2006
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

Yes  ☒   No  ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer   ☐      Accelerated filer   ☒          Non-accelerated filer   ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐ No   ☒

        14,184,050 shares of Common Stock, $.001 par value, were outstanding as of  May 1, 2006.

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED MARCH 31, 2006

Part I. Financial Information

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31	December 31
	2006	2005
	(Unaudited)
Assets
Real estate related investments:
Office and parking properties	$1,224,090	$1,220,565
Accumulated depreciation	(190,132)	(179,636)
	1,033,958	1,040,929

Land available for sale	1,467	1,467
Investment in unconsolidated joint ventures	12,995	12,942
	1,048,420	1,055,338

Rents receivable and other assets	66,359	69,480
Intangible assets, net	57,730	60,161
Cash and cash equivalents	8,001	3,363
	$1,180,510	$1,188,342
Liabilities
Notes payable to banks	$164,294	$150,371
Mortgage notes payable	479,676	483,270
Accounts payable and other liabilities	49,779	56,628
Subsidiary redeemable preferred membership interests	10,741	10,741
	704,490	701,010
Minority Interest
Minority Interest - unit holders	37	38
Minority Interest - real estate partnerships	9,337	12,778
	9,374	12,816
Stockholders' Equity
8.34% Series B Cumulative Convertible Preferred stock,
$.001 par value, 2,142,857 shares authorized,
803,499 shares issued and outstanding	28,122	28,122
8.00% Series D Preferred stock, $.001 par value, 2,400,000
shares authorized, issued and outstanding	57,976	57,976
Common stock, $.001 par value, 65,457,143 shares authorized,
14,184,048 and 14,167,292 shares issued and outstanding
in 2006 and 2005, respectively	14	14
Excess stock, $.001 par value, 30,000,000 shares authorized,
no shares issued	-	-
Common stock held in trust, at cost, 118,000 and 124,000
shares in 2006 and 2005, respectively	(3,995)	(4,198)
Additional paid-in capital	387,607	389,971
Unearned compensation	-	(3,101)
Accumulated other comprehensive income	1,262	826
Retained earnings (deficit)	(4,340)	4,906
	466,646	474,516
	$1,180,510	$1,188,342

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	Three Months Ended
	March 31
	2006	2005
	(Unaudited)
Revenues
Income from office and parking properties	$49,697	$46,589
Management company income	362	1,051
Other income	19	135
	50,078	47,775
Expenses
Office and parking properties:
Operating expense	24,155	20,934
Interest expense:
Contractual	6,810	6,445
Subsidiary redeemable preferred membership interests	185	185
Amortization of loan costs	162	148
Depreciation and amortization	13,726	11,144
Operating expense for other real estate properties	1	1
Interest expense on bank notes:
Contractual	2,149	1,081
Amortization of loan costs	120	124
Management company expenses	375	235
General and administrative	1,146	1,718
	48,829	42,015
Income before equity in earnings, minority interest
and discontinued operations	1,249	5,760
Equity in earnings of unconsolidated joint ventures	410	515
Minority interest - unit holders	-	(1)
Minority interest - real estate partnerships	80	(305)
Income before discontinued operations	1,739	5,969
Discontinued operations:
Income from discontinued operations	2	307
Net income	1,741	6,276
Change in unrealized loss on equity securities	(30)	(64)
Change in market value of interest rate swaps	466	435
Comprehensive income	$2,177	$6,647
Net income available to common stockholders:
Net income	$1,741	$6,276
Dividends on preferred stock	(1,200)	(1,200)
Dividends on convertible preferred stock	(587)	(587)
Net income (loss) available to common stockholders	$(46)	$4,489
Net income per common share:
Basic:
Income from continuing operations	$-	$0.30
Discontinued operations	-	0.02
Net income	$-	$0.32
Diluted:
Income from continuing operations	$-	$0.30
Discontinued operations	-	0.02
Net income	$-	$0.32
Dividends per common share	$0.65	$0.65
Weighted average shares outstanding:
Basic	14,049	13,907
Diluted	14,231	14,095

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Three Months Ended
	March 31
	2006	2005
	(Unaudited)

8.34% Series B Cumulative Convertible
Preferred stock, $.001 par value
Balance at beginning of period	$28,122	$28,122
Balance at end of period	28,122	28,122
8.00% Series D Preferred stock, $.001 par value
Balance at beginning of period	57,976	57,976
Balance at end of period	57,976	57,976
Common stock, $.001 par value
Balance at beginning of period	14	12
Shares issued - stock offering	-	2
Balance at end of period	14	14
Common stock held in trust
Balance at beginning of period	(4,198)	(4,400)
Shares distributed from deferred compensation plan	203	-
Balance at end of period	(3,995)	(4,400)
Additional paid-in capital
Balance at beginning of period	389,971	310,455
Stock options exercised	590	97
Nonvested shares issued	-	(10)
Deferred incentive share units forfeited	-	25
Shares issued - DRIP plan	-	96
Shares issued - stock offering	-	75,837
Share based compensation expense	147	-
Reclassification upon the adoption of SFAS No. 123R	(3,101)	-
Balance at end of period	387,607	386,500
Unearned compensation
Balance at beginning of period	(3,101)	(4,122)
Nonvested shares issued	-	(25)
Deferred incentive share units forfeited	-	10
Share based compensation expense	-	211
Reclassification upon the adoption of SFAS No. 123R	3,101	-
Balance at end of period	-	(3,926)
Accumulated other comprehensive income (loss)
Balance at beginning of period	826	(226)
Change in unrealized gain on equity securities	(30)	(64)
Change in market value of interest rate swaps	466	435
Balance at end of period	1,262	145
Retained earnings (deficit)
Balance at beginning of period	4,906	27,831
Net income	1,741	6,276
Preferred stock dividends declared	(1,200)	(1,200)
Convertible preferred stock dividends declared	(587)	(587)
Common stock dividends declared	(9,200)	(9,145)
Balance at end of period	(4,340)	23,175
Total stockholders' equity	$466,646	$487,606

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31
	2006	2005
	(Unaudited)

Operating activities
Net income	$1,741	$6,276
Adjustments to reconcile net income to cash provided by
operating activities:
Depreciation and amortization	13,726	11,144
Depreciation and amortization - discontinued operations	-	130
Amortization of above market leases	409	584
Amortization of loan costs	282	272
Share based compensation expense	147	211
Operating distributions from unconsolidated joint ventures	357	516
Income (loss) allocated to minority interests	(80)	305
Equity in earnings of unconsolidated joint ventures	(410)	(515)
Changes in operating assets and liabilities:
Increase in receivables and other assets	2,907	952
Decrease in accounts payable and other liabilities	(6,153)	(9,598)

Cash provided by operating activities	12,926	10,277

Investing activities
Investments in unconsolidated joint ventures	-	(21)
Purchases of real estate related investments	(1,456)	(100,541)
Real estate development	-	(3,339)
Improvements to real estate related investments	(7,310)	(7,542)

Cash used in investing activities	(8,766)	(111,443)

Financing activities
Principal payments on mortgage notes payable	(3,594)	(4,211)
Net proceeds from bank borrowings	14,389	42,331
Debt financing costs	(54)	(100)
Stock options exercised	590	97
Dividends paid on common stock	(9,138)	(9,052)
Dividends paid on preferred stock	(1,787)	(2,264)
Contributions from minority interest partners	375	-
Distributions to minority interest partners	(303)	(37)
Proceeds from DRIP Plan	-	96
Proceeds from stock offerings and preferred membership interests	-	75,839

Cash provided by financing activities	478	102,699

Change in cash and cash equivalents	4,638	1,533

Cash and cash equivalents at beginning of period	3,363	1,077

Cash and cash equivalents at end of period	$8,001	$2,610

See notes to consolidated financial statements.

Parkway Properties, Inc.
Notes to Consolidated Financial Statements (Unaudited)
 March 31, 2006

(1)   Basis of Presentation

        The consolidated financial statements include the accounts of Parkway Properties, Inc. ("Parkway" or "the Company"), its wholly-owned subsidiaries and joint ventures in which the Company has a controlling interest.  Third party equity interests in the consolidated joint ventures are reflected as minority interests in the consolidated financial statements.  Parkway also consolidates subsidiaries where the entity is a variable interest entity and Parkway is the primary beneficiary, as defined in FASB Interpretation 46R, Consolidation of Variable Interest Entities ("FIN 46R").  All significant intercompany transactions and accounts have been eliminated.

        The Company determines consolidation for joint ventures based on standards set forth in EITF 96-16, Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights; EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights; Statement of Position 78-9, Accounting for Investments in Real Estate Ventures; and FIN 46R.  Based on the guidance set forth in these pronouncements, the Company consolidates certain joint ventures where it exercises significant control over major operating and management decisions, or where the Company is the sole general partner and the limited partners do not possess kick-out rights or other substantive participating rights or where the entity is a variable interest entity and Parkway is the primary beneficiary.  The equity method of accounting is used for those joint ventures that do not meet the criteria for consolidation under these pronouncements.

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

        The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  All such adjustments are of a normal recurring nature.  Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.  The financial statements should be read in conjunction with the annual report and the notes thereto.

        The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

 (2)  Net Income Per Common Share

       Basic earnings per share ("EPS") are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  In arriving at income available to common stockholders, preferred stock dividends are deducted.  Diluted EPS reflects the potential dilution that could occur if share equivalents such as employee stock options, nonvested shares, deferred incentive share units, warrants and 8.34% Series B cumulative convertible preferred stock were exercised or converted into common stock that then shared in the earnings of Parkway.

       The computation of diluted EPS is as follows (in thousands, except per share data):

	Three Months Ended
	March 31
	2006	2005
Numerator:
Basic and diluted net income (loss)
available to common stockholders	$(46)	$4,489
Denominator:
Basic weighted average shares	14,049	13,907
Dilutive effect of share equivalents	182	188
Diluted weighted average shares	14,231	14,095
Diluted earnings per share	$0.00	$0.32

       The computation of diluted EPS did not assume the conversion of the 8.34% Series B cumulative convertible preferred stock because their inclusion would have been anti-dilutive.

 (3)   Supplemental Cash Flow Information and Schedule of Non-Cash Investing and Financing Activity

        The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

	Three Months Ended
	March 31
	2006	2005
	(in thousands)

Supplemental cash flow information:
Cash paid for interest	$8,518	$7,448
Income taxes paid	2	-
Supplemental schedule of non-cash investing and financing activity:
Mortgage assumed in purchase	-	111,680
Nonvested shares issued	-	25

(4)   Acquisitions

On March 7, 2006, Parkway, through affiliated entities, purchased for $1.4 million the limited partner's interest in Moore Building Associates, LP ("MBALP"), which owns the Toyota Center in downtown Memphis, Tennessee.  This raises Parkway's total effective ownership interest in MBALP to 75.025%. MBALP was previously consolidated based on the guidance set forth in FIN 46R.  Parkway will continue to include MBALP in its consolidated financial statements as the acquisition is accounted for by the purchase method.

 On April 26, 2006, the Company entered into an agreement to purchase One Illinois Center, located at 111 E. Wacker Drive in Chicago, Illinois for $198 million plus $17.3 million in closing costs, anticipated capital expenditures and leasing commissions in the first two years of ownership for a total investment of $215.3 million.  The purchase will be funded by a $148.5 million non-recourse fixed rate mortgage at an estimated 117 basis point spread over the 10-year US Treasury rate, currently calculated to be 6.27%, and amortized over 30 years with a 10-year maturity.  Additional purchase funding will come from $49.5 million drawn under existing lines of credit.  The purchase agreement, which is subject to customary due diligence procedures and closing conditions, is expected to close in the second quarter of 2006.

(5)  Discontinued Operations

In the third quarter of 2005, the Company sold The Park on Camelback in Phoenix, Arizona for a gain of $4.4 million and 250 Commonwealth in Greenville, South Carolina for a loss of $238,000.  All current and prior period income from the office properties have been classified as discontinued operations.

The amount of revenue and expense for these two office properties reported in discontinued operations for the three months ended March 31, 2006 and 2005 is as follows (in thousands):

	Three Months Ended
	March 31
	2006	2005
Income Statement:
Revenues
Income from office and parking properties	$-	$708
	-	708
Expenses
Office and parking properties:
Operating expense	(2)	271
Depreciation and amortization	-	130
	(2)	401
Income from discontinued operations	$2	$307

(6)   Investment in Unconsolidated Joint Ventures

        As of March 31, 2006, the Company was invested in five unconsolidated joint ventures. These joint ventures are accounted for using the equity method of accounting, as Parkway does not control any of these joint ventures and is not the primary beneficiary.  As a result, the assets and liabilities of the joint ventures are not included on Parkway's consolidated balance sheets as of March 31, 2006.  Information relating to the unconsolidated joint ventures is detailed below.

			Square	Parkway's
			Feet	Ownership	Percentage
Joint Ventures	Property Name	Location	(in thousands)	Interest	Leased

Phoenix OfficeInvest, LLC ("Viad JV")	Viad Corporate Center	Phoenix, AZ	480	30.0%	93.0%
Wink-Parkway Partnership	Wink Building	New Orleans, LA	32	50.0%	100.0%
Parkway Joint Venture, LLC ("Jackson JV")	UBS Building/River Oaks	Jackson, MS	168	20.0%	92.3%
RubiconPark I, LLC ("Rubicon JV")	Lakewood/Falls Pointe	Atlanta, GA	551	20.0%	92.7%
	Carmel Crossing	Charlotte, NC
RubiconPark II, LLC ("Maitland JV")	Maitland 200	Orlando, FL	203	20.0%	94.0%
			1,434		93.1%

Subsequent to March 31, 2006, Parkway and its joint venture partner signed an agreement to sell the Viad Building in Phoenix, Arizona for $105.75 million.  The buyer will be assuming mortgage debt of $50 million in the sale.  The Company expects to receive cash proceeds from the sale of approximately $20.4 million.  The sale is expected to produce a gain to Parkway of approximately $13 million.  Upon occurrence of this sale, the Company will recognize an additional management fee and incentive fee of approximately $4.5 million as a result of the economic returns generated over the life of the Viad joint venture and will incur $244,000 in costs associated with the loan transfer.  The closing, which is subject to the completion of customary due diligence procedures, is expected to close in the second quarter of 2006.  There can be no assurances that conditions of the agreement will be satisfied, or if satisfied that such closing will occur.

Balance sheet information for the unconsolidated joint ventures is summarized below as of March 31, 2006 and December 31, 2005 (in thousands):

Balance Sheet Information
March 31, 2006
	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	JV	Building	JV	JV	JV	Total
Unconsolidated Joint Ventures (at 100%):
Real Estate, Net	$58,230	$1,231	$16,706	$68,834	$29,260	$174,261
Other Assets	7,690	188	986	6,883	647	16,394
Total Assets	$65,920	$1,419	$17,692	$75,717	$29,907	$190,655

Mortgage Debt (a)	$50,000	$344	$12,600	$52,000	$19,275	$134,219
Other Liabilities	2,365	3	405	1,862	549	5,184
Partners'/Shareholders' Equity	13,555	1,072	4,687	21,855	10,083	51,252
Total Liabilities and
Partners'/Shareholders' Equity	$65,920	$1,419	$17,692	$75,717	$29,907	$190,655

Parkway's Share of Unconsolidated
Joint Ventures:
Real Estate, Net	$17,469	$616	$3,341	$13,767	$5,852	$41,045
Mortgage Debt	$15,000	$172	$2,520	$7,200	$-	$24,892
Net Investment in Joint Ventures	$2,249	$536	$(98)	$5,209	$5,099	$12,995

	December 31, 2005
	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	JV	Building	JV	JV	JV	Total
Unconsolidated Joint Ventures (at 100%):
Real Estate, Net	$58,247	$1,237	$16,728	$68,792	$29,408	$174,412
Other Assets	7,240	169	1,247	6,933	519	16,108
Total Assets	$65,487	$1,406	$17,975	$75,725	$29,927	$190,520

Mortgage Debt (a)	$50,000	$366	$12,600	$52,000	$19,275	$134,241
Other Liabilities	1,783	4	568	1,921	720	4,996
Partners'/Shareholders' Equity	13,704	1,036	4,807	21,804	9,932	51,283
Total Liabilities and
Partners'/Shareholders' Equity	$65,487	$1,406	$17,975	$75,725	$29,927	$190,520

Parkway's Share of Unconsolidated
Joint Ventures:
Real Estate, Net	$17,474	$618	$3,346	$13,758	$5,882	$41,078
Mortgage Debt	$15,000	$183	$2,520	$7,200	$-	$24,903
Net Investment in Joint Ventures	$2,236	$518	$(74)	$5,157	$5,105	$12,942

        (a)   The mortgage debt, all of which is non-recourse, is collateralized by the individual real estate properties within each venture.

        The terms related to Parkway's share of unconsolidated joint venture mortgage debt are summarized below (in thousands):

				Parkway's	Monthly	Loan	Loan
	Type of	Interest		Share of	Debt	Balance	Balance
Joint Venture	Debt Service	Rate	Maturity	Debt	Service	03/31/06	12/31/05

Viad JV	Interest Only	LIBOR + 2.150%	05/12/07	30.00%	$74	$15,000	$15,000
Wink-Parkway Partnership	Amortizing	8.625%	07/01/09	50.00%	5	172	183
Maitland JV	Interest Only	4.390%	06/01/11	0.00%	-	-	-
Rubicon JV	Interest Only	4.865%	01/01/12	13.85%	30	7,200	7,200
Jackson JV	Interest Only	5.840%	07/01/15	20.00%	12	2,520	2,520
					$121	$24,892	$24,903

Weighted average interest rate at end of period					6.215%		5.838%

        The following table presents Parkway's proportionate share of principal payments due for mortgage debt in unconsolidated joint ventures as of March 31, 2006 (in thousands):

	Viad	Wink	Jackson	Rubicon	Maitland
	JV	Partnership	JV	JV	JV	Total
2006 (Remaining nine months )	$-	$35	$-	$-	$-	$35
2007	15,000	50	-	-	-	15,050
2008	-	54	-	-	-	54
2009	-	33	13	100	-	146
2010	-	-	33	114	-	147
2011	-	-	35	119	-	154
Thereafter	-	-	2,439	6,867	-	9,306
	$15,000	$172	$2,520	$7,200	$-	$24,892

        Income statement information for the unconsolidated joint ventures is summarized below for the three months ending March 31, 2006 and 2005 (in thousands):

Results of Operations
	Three Months Ended March 31, 2006
	233 North	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	Michigan	JV	Building	JV	JV	JV	Total

Unconsolidated Joint Ventures (100%):
Revenues	$-	$3,264	$76	$660	$2,421	$1,048	$7,469
Operating Expenses	-	(1,262)	(26)	(358)	(954)	(410)	(3,010)
Net Operating Income	-	2,002	50	302	1,467	638	4,459
Interest Expense	-	(838)	(8)	(184)	(632)	(212)	(1,874)
Loan Cost Amortization	-	(86)	-	(1)	(16)	(3)	(106)
Depreciation and Amortization	-	(495)	(6)	(125)	(412)	(153)	(1,191)
Net Income	$-	$583	$36	$(8)	$407	$270	$1,288
Parkway's Share of Unconsolidated
Joint Ventures:
Net Income	$-	$175	$18	$(1)	$121	$97	$410
Depreciation and Amortization	-	148	3	25	82	31	289
Funds from Operations	$-	$323	$21	$24	$203	$128	$699
Interest Expense	$-	$251	$4	$37	$88	$-	$380
Loan Cost Amortization	$-	$26	$-	$-	$2	$-	$28
Other Supplemental Information:
Distributions from Unconsolidated JVs	$-	$162	$-	$23	$70	$102	$357
Results of Operations
	Three Months Ended March 31, 2005
	233 North	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	Michigan	JV	Building	JV	JV	JV	Total

Unconsolidated Joint Ventures (100%):
Revenues	$1,134	$3,426	$76	$710	$2,380	$-	$7,726
Operating Expenses	(619)	(1,261)	(24)	(294)	(912)	-	(3,110)
Net Operating Income	515	2,165	52	416	1,468	-	4,616
Interest Expense	(252)	(550)	(10)	(164)	(632)	-	(1,608)
Loan Cost Amortization	(4)	(62)	(1)	(1)	(16)	-	(84)
Depreciation and Amortization	(205)	(424)	(5)	(96)	(362)	-	(1,092)
Preferred Distributions	(69)	-	-	-	-	-	(69)
Net Income	$(15)	$1,129	$36	$155	$458	$-	$1,763
Parkway's Share of Unconsolidated
Joint Ventures:
Net Income	$(5)	$339	$18	$31	$132	$-	$515
Depreciation and Amortization	62	127	3	19	72	-	283
Funds from Operations	$57	$466	$21	$50	$204	$-	$798
Interest Expense	$75	$165	$5	$33	$88	$-	$366
Loan Cost Amortization	$1	$19	$-	$-	$2	$-	$22
Preferred Distributions	$21	$-	$-	$-	$-	$-	$21
Other Supplemental Information:
Distributions from Unconsolidated JVs	$64	$197	$-	$-	$255	$-	$516

(7)  Minority Interest - Real Estate Partnerships

The Company has an interest in two joint ventures that are included in its consolidated financial statements. Parkway has a 75.025% interest in one consolidated joint venture and a 25% interest in the other.  Information relating to these consolidated joint ventures is detailed below (in thousands).

			Parkway's		Percentage
Joint Venture Entity	Property Name	Location	Ownership %	Square Feet	Leased
Parkway Moore, LLC	Toyota Center	Memphis, TN	75.025%	175	87.6%
Parkway Properties Office Fund, LP	Maitland 100/555 Winderley	Orlando, FL	25.000%	230	80.4%
				405	83.5%

On March 7, 2006, Parkway, through affiliated entities, purchased the limited partner's interest in MBALP, which owns the Toyota Center in Memphis, Tennessee. This raises Parkway's total effective ownership interest in MBALP to 75.025%.  In acting as the general partner, Parkway is committed to providing additional funding to meet partnership operating deficits up to an aggregate amount of $1 million.  Parkway receives income from MBALP in the form of interest from a construction note receivable, incentive management fees and property management fees.  Parkway also receives interest income on a note receivable from Parkway Moore, LLC ("PMLLC").  Any intercompany asset, liability, revenue and expense accounts between Parkway and MBALP and PMLLC have been eliminated.

Parkway serves as the general partner of Parkway Properties Office Fund, LP ("the Fund") and provides asset management, property management, leasing and construction management services to the Fund, for which it is paid market-based fees.  Since Parkway is the sole general partner and has the authority to make major decisions on behalf of the Fund, thereby giving Parkway a controlling interest, Parkway is required to include the Fund in its consolidated financial statements.

Minority interest in real estate partnerships represents the other partners' proportionate share of equity in the partnerships discussed above at March 31, 2006.  Income is allocated to minority interest based on the weighted average percentage ownership during the year.

(8)  Stock Based Compensation

       Effective January 1, 2006, Parkway adopted FASB Statement No. 123R, Share-Based Payment ("FAS 123R") using the modified-prospective transition method. In the past the Company had granted stock options for a fixed number of shares to employees and directors with an exercise price equal to or above the fair value of the shares at the date of grant.  However, no stock options have been granted to employees since 2002 or to directors since 2003.  Currently, Parkway has elected to grant nonvested shares and deferred incentive share units instead of stock options.  Therefore, the adoption of FAS 123R has not had a material impact on income from continuing operations, net income, cash flow from operations, cash flow from financing activities or basic and diluted earnings per share.

      The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FAS 123R to stock-based employee compensation for the three months ended March 31, 2005 (in thousands, except per share amounts):

Three Months Ended
March 31
2005
Net income available to common stockholders, as reported	$ 4,489
Add: Stock based compensation expense included in reported net income	211
Deduct: Stock based compensation expense assuming fair value method
for all awards	(252)
Pro forma net income available to common stockholders	$ 4,448
Earnings per common share:
Basic - as reported	$ .32
Basic - pro forma	$ .32
Diluted - as reported	$ .32
Diluted - pro forma	$ .32

      Effective January 1, 2003, the stockholders of the Company approved Parkway's 2003 Equity Incentive Plan (the "2003 Plan") that authorized the grant of up to 200,000 equity based awards to employees of the Company.  At present, it is Parkway's intention to grant nonvested shares and/or deferred incentive share units instead of stock options.  Nonvested shares and deferred incentive share units are valued based on the New York Stock Exchange closing market price of Parkway common shares (NYSE ticker symbol, PKY) as of the date of grant including estimated forfeitures.  Compensation expense is recognized over the expected vesting period, which is seven years from grant date for nonvested shares and four years from grant date for deferred incentive shares units.  Compensation expense related to nonvested shares and deferred incentive share units of $147,000 and $211,000 was recognized for the three months ending March 31, 2006 and 2005, respectively.  Total compensation expense related to nonvested awards not yet recognized was $2.8 million as of March 31, 2006.  The weighted average period over which this expense is expected to be recognized is approximately 4 years.

      Nonvested shares and deferred incentive share units are forfeited if an employee leaves the Company before the vesting date.  Shares and/or units that are forfeited become available for future grant under the 2003 Plan.

        A summary of the Company's nonvested shares and deferred incentive share unit activity for the three months ended March 31, 2006 is as follows:

		Weighted		Weighted
		Average	Deferred	Average
	Nonvested	Grant-Date	Incentive	Grant-Date
	Shares	Fair Value	Share Units	Fair Value
Outstanding at December 31, 2005	124,000	$36.16	13,828	$45.38
Forfeited	(2,500)	35.19	(869)	45.20
Outstanding at March 31, 2006	121,500	$36.18	12,959	$45.39

        A summary of the Company's stock option activity and related information is as follows for the three months ended March 31, 2006:

	1994 Stock Option Plan
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Outstanding at December 31, 2005	300,675	$30.72
Exercised	(19,256)	30.62
Outstanding at March 31, 2006	281,419	$30.73	3.6	$3,435
Vested and Exercisable at March 31, 2006	268,641	$30.49	3.4	$3,344

	1991 Directors Stock Option Plan
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Outstanding at December 31, 2005	35,250	$29.95
Outstanding at March 31, 2006	35,250	$29.95	3.0	$458
Vested and Exercisable at March 31, 2006	35,250	$29.95	3.0	$458

	2001 Directors Stock Option Plan
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Outstanding at December 31, 2005	45,300	$37.31
Outstanding at March 31, 2006	45,300	$37.31	6.5	$255
Vested and Exercisable at March 31, 2006	45,300	$37.31	6.5	$255

   The Company has omitted certain disclosures in connection with FAS 123R due to the overall immaterial impact of adoption.

(9)  Capital and Financing Transactions

      On February 2, 2006, Parkway amended and renewed the one-year $15 million unsecured line of credit with PNC Bank.  This line of credit matures January 31, 2007 and is expected to fund the daily cash requirements of the Company's treasury management system.  The interest rate on the $15 million line is equal to the 30-day LIBOR rate plus 100 to 150 basis points, depending upon overall Company leverage (with the current rate set at 132.5 basis points as of March 31, 2006).  The Company paid a facility fee of $15,000 (10 basis points) upon closing of the loan agreement.  Under the $15 million line, the Company does not pay annual administration fees or fees on the unused portion of the line.

      On February 9, 2006, the Board of Directors authorized the repurchase of up to 1 million shares of Parkway's outstanding common stock through August 2006.  The shares may be purchased in the open market or in privately negotiated transactions, and at times and in amounts that the Company deems appropriate.  No shares were purchased under this authorization during the quarter ended March 31, 2006.

      On April 27, 2006 the Company closed a new $200 million unsecured credit facility (the "$200 million line") led by Wachovia Bank and syndicated to nine other banks. The $200 million line replaces the existing $190 million unsecured revolving credit facility, which was to mature February 2007.  The new facility is comprised of a $60 million term loan maturing in April 2011 and a $140 million revolving loan maturing in April 2010. The interest rate on the $200 million line is based on LIBOR plus 80 to 130 basis points, depending upon overall Company leverage (with the current rate set at 115 basis points).  The Company paid a facility fee of $200,000 (10 basis points) and origination fees of $688,000 (34.4 basis points) upon closing of the loan agreement.  Additionally, the Company pays an annual administration fee of $35,000 and fees on the unused portion of the revolver ranging between 12.5 and 20 basis points based upon overall Company leverage (with the current rate set at 12.5 basis points.

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

The following is a reconciliation of FFO and net income available to common stockholders for office properties and total consolidated entities for the three months ending March 31, 2006 and 2005.

	As of or for the three months ended			As of or for the three months ended
	March 31, 2006			March 31, 2005
	Office & Parking	Unallocated		Office & Parking	Unallocated
	Properties	and Other	Consolidated	Properties	and Other	Consolidated
		(In thousands)			(In thousands)

Property operating revenues (a)	$49,697	$-	$49,697	$46,589	$-	$46,589
Property operating expenses (b)	(24,155)	-	(24,155)	(20,934)	-	(20,934)
Property net operating income from
continuing operations	25,542	-	25,542	25,655	-	25,655

Management company income	-	362	362	-	1,051	1,051
Other income	-	19	19	-	135	135
Interest expense (c)	(7,157)	(2,269)	(9,426)	(6,778)	(1,205)	(7,983)
Management company expenses	-	(375)	(375)	-	(235)	(235)
General and administrative expenses	-	(1,146)	(1,146)	-	(1,718)	(1,718)
Other expense	-	(1)	(1)	-	(1)	(1)
Equity in earnings of unconsolidated
joint ventures	410	-	410	515	-	515
Adjustment for depreciation and amortization -
unconsolidated joint ventures	289	-	289	283	-	283
Adjustment for depreciation and amortization -
discontinued operations	-	-	-	130	-	130
Adjustment for minority interest -
real estate partnerships	(330)	-	(330)	(538)	-	(538)
Income from discontinued operations	2	-	2	307	-	307
Dividends on preferred stock	-	(1,200)	(1,200)	-	(1,200)	(1,200)
Dividends on convertible preferred stock	-	(587)	(587)	-	(587)	(587)
Funds from operations available
to common stockholders	18,756	(5,197)	13,559	19,574	(3,760)	15,814

Depreciation and amortization	(13,726)	-	(13,726)	(11,144)	-	(11,144)
Depreciation and amortization -
unconsolidated joint ventures	(289)	-	(289)	(283)	-	(283)
Depreciation and amortization -
discontinued operations	-	-	-	(130)	-	(130)
Depreciation and amortization - minority
interest - real estate partnerships	410	-	410	233	-	233
Minority interest - unit holders	-	-	-	-	(1)	(1)
Net income (loss) available to common
stockholders	$5,151	$(5,197)	$(46)	$8,250	$(3,761)	$4,489

Total assets	$1,174,327	$6,183	$1,180,510	$1,150,997	$5,094	$1,156,091

Office and parking properties	$1,033,958	$-	$1,033,958	$1,056,708	$-	$1,056,708

Investment in unconsolidated joint ventures	$12,995	$-	$12,995	$10,821	$-	$10,821

Capital expenditures	$7,310	$-	$7,310	$7,542	$-	$7,542

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

 Overview

Parkway is a self-administered and self-managed REIT specializing in the acquisition, operations and leasing of office properties.  The Company is geographically focused on the Southeastern and Southwestern United States and Chicago.  As of April 1, 2006 Parkway owned or had an interest in 66 office properties located in 11 states with an aggregate of approximately 12.2 million square feet of leasable space.  The Company generates revenue primarily by leasing office space to its customers and providing management and leasing services to third-party office property owners (including joint venture interests).  The primary drivers behind Parkway's revenues are occupancy, rental rates and customer retention.

Occupancy.  Parkway's revenues are dependent on the occupancy of its office buildings.  As a result of job losses and over supply of office properties during 2001 through 2003, vacancy rates increased nationally and in Parkway's markets.  In 2004, the office sector began to recover from high vacancy rates due to improving job creation.  As of April 1, 2006, occupancy of Parkway's office portfolio was 89.4% compared to 88.9% as of January 1, 2006 and 90.6% as of April 1, 2005.  Not included in the April 1, 2006 occupancy rate are 28 signed leases totaling 231,000 square feet, which commence during the second through third quarters of 2006 and will raise Parkway's percentage leased to 91.3%.  To combat rising vacancy, Parkway utilizes innovative approaches to produce new leases.  These include the Broker Bill of Rights, a short-form service agreement and customer advocacy programs which are models in the industry and have helped the Company maintain occupancy around 90% during a time when the national occupancy rate is approximately 86%.  Parkway projects occupancy ranging from 89% to 93% during 2006 for its office properties.

Rental Rates.  An increase in vacancy rates has the effect of reducing market rental rates and vice versa.  Parkway's leases typically have three to seven year terms.  As leases expire, the Company replaces the existing leases with new leases at the current market rental rate, which currently is often lower than the existing lease rate.  Customer retention is increasingly important in controlling costs and preserving revenue.

Customer Retention.  Keeping existing customers is important as high customer retention leads to increased occupancy, less downtime between leases, and reduced leasing costs.  Parkway estimates that it costs five to six times more to replace an existing customer with a new one than to retain the customer.  In making this estimate, Parkway takes into account the sum of revenue lost during downtime on the space plus leasing costs, which rise as market vacancies increase.  Therefore, Parkway focuses a great deal of energy on customer retention.  Parkway's operating philosophy is based on the premise that it is in the customer retention business.  Parkway seeks to retain its customers by continually focusing on operations at its office properties.  The Company believes in providing superior customer service; hiring, training, retaining and empowering each employee; and creating an environment of open communication both internally and externally with customers and stockholders.  Over the past nine years, Parkway maintained an average 73.8% customer retention rate.  Parkway's customer retention for the three months ending March 31, 2006 was 77.4% compared to 72.2% for the three months ending March 31, 2005.

Strategic Planning.  For many years, Parkway has been engaged in a process of strategic planning and goal setting.  The material goals and objectives of Parkway's earlier strategic plans have been achieved, and benefited Parkway's stockholders through increased Funds from Operations available to common shareholders ("FFO") and dividend payments per share.

       On January 1, 2006, the Company initiated a new operating plan that will be referred to as the "GEAR UP" Plan.  At the heart of the GEAR UP Plan are Great People transforming Parkway through Equity Opportunities and Asset Recycling from an owner-operator to an operator-owner. Our long-standing commitment to Retain our Customers and provide an Uncompromising Focus on Operations remains steadfast.  We believe that by accomplishing these goals we can deliver excellent Performance to our shareholders.  The GEAR UP Plan is more of an evolution from the prior strategic plan, the VALUE² Plan, rather than a revolutionary new plan as there are many similarities between the two plans.  The goals of the GEAR UP Plan are as follows:

?         Great People.  Great customer service starts with hiring great people, training them well and retaining them.  It will take great people to accomplish the ambitious goals of the Plan.

?         Equity Opportunities.  Over the last several years management has created a broad array of equity opportunities for Parkway.  On the private equity side this includes the use of joint ventures and discretionary funds, such as the new fund with Ohio PERS.  The judicious use of private equity provides a greater return on equity to the public shareholders. Parkway intends to contribute assets from its balance sheet to form new joint ventures and expects these subsequent ventures to proximate discretionary funds in their duration and economics. On the public equity side, this includes the judicious use of common equity and preferred equity to manage the balance sheet and growth.

?        Asset Recycling. The Company has demonstrated its willingness in the past to sell assets when management believed the time was right.  Since the start of the GEAR UP Plan development over 15 months ago, the investment market has continued to indicate that now is the time to pursue certain sales to maximize value; therefore Asset Recycling has risen in importance.  Parkway has identified 25 buildings in twelve markets which total almost 5 million rentable square feet to be part of the asset recycling program during the GEAR UP Plan.  Most of these properties are smaller assets or located in smaller markets that do not fit with the Company strategy of owning larger assets in institutional markets.  The dispositions that are planned will help align the Company's portfolio with its current acquisition criteria, which focuses on larger properties in institutional markets.  In most cases, Parkway will keep a 10 to 30% joint venture interest in the properties being recycled and retain management and leasing agreements.

These two goals, Equity Opportunities and Asset Recycling, are what combine to transform Parkway from being first an owner of real estate, and secondarily an operator of real estate for others to being first an operator of real estate for others that also owns an interest in the real estate.  The three years of the GEAR UP Plan are a springboard for this transformation.  The plan anticipates the sale, mainly through the joint venture format of almost $600 million in assets, including the joint venture of 233 North Michigan in Chicago.  Simultaneously, the Plan includes fully investing the remaining $472 million for the Ohio PERS fund and making fee simple acquisitions of almost $400 million.  Management strongly believes that these actions will result in Parkway better leveraging its core strength of operating office properties and will be advantageous for the Company's shareholders over the long term.

The key to success in GEAR UP will be in the areas of Equity Opportunities and Asset Recycling.  To prepare for the challenges of these goals, Parkway hired a full time fund manager and a full time dispositions officer for the first time in corporate history and both of them are diligently working to achieve these goals.

?         Retain Customers.  Customer retention remains the cornerstone of the Company's business and is why partners are venturing with Parkway.  The goal is a customer retention rate of 70% to 75%.

?         Uncompromising Focus on Operations.  Parkway is reaffirming its commitment to do that which it does best, and that is to operate office properties for maximum returns.

?         Performance.  In the planning process, management first decided what actions to take strategically over the next three years and secondly, modeled the economic impact of these actions.  Given the large component of Asset Recycling in the Plan, management selected a financial metric that would be most appropriate to measure the success of the Plan.   This led to the adoption of Cumulative Adjusted Funds Available for Distribution ("Cumulative Adjusted FAD") as the metric for the GEAR UP Plan, with a target of $7.18 per share cumulative over three years.  Additionally, Parkway has established a self-imposed limit for the modified fixed charge coverage ratio of an average of 2.5 times as a pledge not to use leverage to achieve Company goals.

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

Discretionary Fund.  On July 6, 2005, Parkway, through affiliated entities, entered into a limited partnership agreement forming a $500 million discretionary fund with Ohio PERS ("the Fund") for the purpose of acquiring high-quality multi-tenant office properties.  Ohio PERS is a 75% investor and Parkway is a 25% investor in the Fund, which will be capitalized with approximately $200 million of equity capital and $300 million of non-recourse, fixed-rate first mortgage debt.  The Fund targets acquisitions in the existing core Parkway markets of Houston, Phoenix, Atlanta, Chicago, Charlotte, Orlando, Tampa/St. Petersburg, Ft. Lauderdale and Jacksonville.

       To date, the Fund has purchased a two-building office portfolio in Orlando, Florida for a combined purchase price of $28.4 million.  The Fund expects to spend an additional $3.3 million for closing costs, building improvements, leasing costs and tenant improvements during the first two years of ownership.  The purchase was funded with a $17.2 million first mortgage placement by the fund and with equity contributions from the partners.  There is approximately $472 million remaining capacity for fund office investments.  The remaining office investments are expected to be funded over the next three years by approximately $283 million in mortgage debt and $189 million in equity contributions from partners.  As properties are purchased by the Fund, Parkway expects to use bank lines of credit to fund its share of the equity contributions which will total $47.25 million.

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

Financial Condition

Comments are for the balance sheet dated March 31, 2006 compared to the balance sheet dated December 31, 200 5.

Office and Parking Properties.  In 2006, Parkway continued the application of its strategy of operating and acquiring office properties, joint venturing interests in office assets, as well as liquidating non-core assets and office assets that no longer meet the Company's investment criteria and/or the Company has determined value will be maximized by selling.  During the three months ending March 31, 2006, total assets decreased $7.8 million and office and parking properties (before depreciation) increased $3.5 million or .3%.

 Purchases and Improvements

        Parkway's direct investment in office and parking properties decreased $7 million net of depreciation to a carrying amount of $1 billion at March 31, 2006, and consisted of 59 office and parking properties.  The primary reason for the net decrease in office and parking properties relates to the net effect of the purchase of an additional 75% interest in an office property, building improvements and depreciation recorded during the quarter.

On March 7, 2006, Parkway, through affiliated entities, purchased for $1.4 million the limited partner's interest in Moore Building Associates, LP ("MBALP"), which owns the Toyota Center in downtown Memphis, Tennessee.  This raises Parkway's total effective ownership interest in this entity to 75.025%.

        During the three months ending March 31, 2006, the Company capitalized building improvements and additional purchase expenses of $6.2 million and recorded depreciation expense of $10.8 million related to its office and parking properties.

Land Available for Sale.  Land available for sale is comprised of approximately 12 acres of land in New Orleans, Louisiana and totaled $1.5 million or .1% of total assets as of March 31, 2006.  In 2005, the city of New Orleans sustained considerable damage as a result of Hurricane Katrina.  Currently, the Company is unable to assess the damage, if any, to the land owned in New Orleans or whether the value of the land is impaired.

Notes Payable to Banks.  Notes payable to banks increased $13.9 million or 9.3% during the three months ended March 31, 2006.  At March 31, 2006, notes payable to banks totaled $164.3 million and the increase is primarily attributable to advances under bank lines of credit to purchase an additional interest in a property and make improvements to office properties.

        Mortgage Notes Payable.  During the three months ended March 31, 2006, mortgage notes payable decreased $3.6 million or .7% and is due to scheduled principal payments on mortgages.

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

The computation of the interest, fixed charge and modified fixed charge coverage ratios and the reconciliation of net income to EBITDA is as follows for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended
	March 31
	2006	2005
Net Income	$1,741	$6,276
Adjustments to Net Income:
Interest expense	9,144	7,711
Amortization of financing costs	282	272
Depreciation and amortization	13,726	11,274
Amortization of Nonvested Shares and Share Equivalents	147	211
Tax expenses	-	28
EBITDA adjustments - unconsolidated joint ventures	697	692
EBITDA adjustments - minority interest in real estate partnerships	(782)	(590)
EBITDA (1)	$24,955	$25,874

Interest Coverage Ratio:
EBITDA	$24,955	$25,874
Interest expense:
Interest expense	$9,144	$7,711
Capitalized interest	-	104
Interest expense - unconsolidated joint ventures	380	366
Interest expense - minority interest in real estate partnerships	(360)	(351)
Total interest expense	$9,164	$7,830
Interest Coverage Ratio	2.72	3.30

Fixed Charge Coverage Ratio:
EBITDA	$24,955	$25,874
Fixed charges:
Interest expense	$9,164	$7,830
Preferred dividends	1,787	1,787
Preferred distributions - unconsolidated joint ventures	-	21
Principal payments (excluding early extinguishment of debt)	3,594	4,211
Principal payments - unconsolidated joint ventures	11	68
Principal payments - minority interest in real estate partnerships	(118)	(186)
Total fixed charges	$14,438	$13,731
Fixed Charge Coverage Ratio	1.73	1.88

Modified Fixed Charge Coverage Ratio:
EBITDA	$24,955	$25,874
Modified Fixed Charges:
Interest expense	$9,164	$7,830
Preferred dividends	1,787	1,787
Preferred distributions - unconsolidated joint ventures	-	21
Total Modified Fixed Charges	$10,951	$9,638
Modified Fixed Charge Coverage Ratio	2.28	2.68

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

        Accounts Payable and Other Liabilities.  Accounts payable and other liabilities decreased $6.8 million for the three months ending March 31, 2006 primarily due to the payment of real estate property taxes.

        Minority Interest - Real Estate Partnerships. During the three months ending March 31, 2006, minority interest associated with real estate partnerships decreased $3.4 million.  The decrease is attributable to Parkway's purchase, through affiliated entities, of the limited partner's interest in MBALP on March 7, 2006.  This raises Parkway's total effective ownership interest in MBALP to 75.025%.

        Stockholders' Equity. Stockholders' equity decreased $7.9 million during the three months ended March 31, 2006, as a result of the following (in thousands):

Increase
(Decrease)
Net income	$1,741
Change in unrealized loss on equity securities	(30)
Change in market value of interest rate swaps	466
Comprehensive income	2,177
Common stock dividends declared	(9,200)
Preferred stock dividends declared	(1,787)
Exercise of stock options	590
Share based compensation expense	147
Shares distributed from deferred compensation plan	203
$(7,870)

On February 9, 2006, the Board of Directors authorized the repurchase of up to 1 million shares of Parkway's outstanding common stock through August 2006.  The shares may be purchased in the open market or in privately negotiated transactions, and at times and in amounts that the Company deems appropriate.  No shares were purchased under this authorization during the quarter ended March 31, 2006.

Results of Operations

Comments are for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

        Net loss available to common stockholders for the three months ended March 31, 2006, was $46,000 ($.00 per basic common share) as compared to net income available to common stockholders of $4.5 million ($.32 per basic common share) for the three months ended March 31, 2005.

        Office and Parking Properties.  The primary reason for the change in the Company's net income from office and parking properties for 2006 as compared to 2005 is the net effect of the operations of the following properties purchased, properties sold and joint venture interests transferred (in thousands):

Properties Purchased:

Office Properties	Purchase Date	Square Feet
233 North Michigan(63% interest)	01/14/05	1,070
233 North Michigan(7% interest)	04/29/05	-
Stein Mart Building	03/30/05	197
Riverplace South	03/30/05	105
Forum I	07/26/05	162
Mesa Corporate Center	12/15/05	105

        Joint Venture Interests Transferred:

Office Property/Interest Sold	Date Sold	Square Feet
Maitland 200/80%	06/16/05	203

        Properties Sold:

Office Properties	Date Sold	Square Feet
The Park on Camelback	09/09/05	102
250 Commonwealth	09/14/05	46

        Operations of office and parking properties are summarized below (in thousands):

	Three Months Ended
	March 31
	2006	2005
Income	$49,697	$46,589
Operating expense	(24,155)	(20,934)
	25,542	25,655
Interest expense	(7,157)	(6,778)
Depreciation and amortization	(13,726)	(11,144)
Income from office and parking properties	$4,659	$7,733

Management Company Income.  The decrease in management company income of $689,000 for the three months ending March 31, 2006 compared to the three months ending March 31, 2005 is primarily due to the $360,000 incentive fee recorded in connection with the economic returns generated over the life of the 233 North Michigan partnership with Investcorp and a $385,000 commission on the sale of land on behalf of a third-party, both recorded in the first quarter of 2005.

Interest Expense.  Interest expense on bank notes increased $1.1 million for the three months ended March 31, 2006 compared to the same period in 2005.  The change is primarily due to the increase in the average balance of bank borrowings from $106 million in the first quarter of 2005 to $155 million in the first quarter of 2006.  Additionally, the weighted average interest rate on bank lines of credit increased from 4.4% during the three months ended March 31, 2005 to 5.6% during the same period in 2006.  The increase in bank borrowings is primarily attributable advances to purchases of office properties.

General and Administrative Expense.  General and administrative expense decreased $572,000 for the three months ended March 31, 2006 compared to the same period in 2005.  The decrease is primarily due to the net effect of the write off of an investment fee in the amount of $288,000 associated with the original 233 North Michigan joint venture and an additional reserve for a land dispute in the amount of $100,000, both recorded in the first quarter of 2005.  Additionally, intercompany management fee income, which is eliminated in Parkway's consolidated financial statements as an offset to general and administrative expense, increased approximately $184,000 as a result of increased fee income earned through the discretionary fund with Ohio PERS and due to leasing and construction fees earned in connection with unconsolidated joint ventures.

        Stock Based Compensation Expense.  Effective January 1, 2006, Parkway adopted FASB Statement No. 123R, Share-Based Payment ("FAS 123R") using the modified-prospective transition method. In the past the Company had granted stock options for a fixed number of shares to employees and directors with an exercise price equal to or above the fair value of the shares at the date of grant.  However, no stock options have been granted to employees since 2002 or to directors since 2003.  Since 2003, Parkway has elected to grant nonvested shares and deferred incentive share units instead of stock options.  Therefore, the adoption of FAS 123R has not had a material impact on income from continuing operations, net income, cash flow from operations, cash flow from financing activities or basic and diluted earnings per share.

        Share based compensation expense of $147,000 and $211,000 was recognized for the three months ending March 31, 2006 and 2005, respectively.  Total compensation expense related to nonvested awards not yet recognized was $2.8 million as of March 31, 2006.  The weighted average period over which this expense is expected to be recognized is approximately 4 years.

Liquidity and Capital Resources

Statement of Cash Flows.   Cash and cash equivalents were $8 million and $3.4 million at March 31, 2006 and December 31, 2005, respectively.  Cash flows provided by operating activities for the three months ending March 31, 2006 were $12.9 million compared to $10.3 million for the same period of 2005.  The change in cash flows from operating activities is primarily attributable to the increase in operating income from office and parking properties net of the effect of the timing of receipt of revenues and payment of expenses.

        Cash used in investing activities was $8.8 million for the three months ended March 31, 2006 compared to cash used in investing activities of $111.4 million for the same period of 2005.  The increase in cash provided by investing activities of $102.7 million is primarily due to decreased office property purchases in 2006.

        Cash provided by financing activities was $478,000 for the three months ended March 31, 2006 compared to cash provided by financing activities of $102.7 million for the same period of 2005.  The decrease in cash provided by financing activities of $102.2 million is primarily due to the proceeds received from a stock offering in 2005 to fund office property purchases.

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

        At March 31, 2006, Parkway had a total of $164.3 million outstanding under a three-year $190 million unsecured revolving credit facility with a consortium of 10 banks with Wachovia Capital Markets, LLC as Sole Lead Arranger and Sole Book Runner, Wachovia Bank, National Association as Administrative Agent, PNC Bank, National Association as Syndication Agent, and other banks as participants (the "$190 million line"), a $15 million unsecured line of credit with PNC Bank (the "$15 million line") and a $9 million unsecured line of credit with Trustmark National Bank (the "$9 million line").  The interest rates on the $190 million line and the $15 million line were equal to the 30-day LIBOR rate plus 100 to 150 basis points, depending upon overall Company leverage.  The interest rate on the $9 million line was equal to the 30-day LIBOR rate plus 132.5 basis points.  The weighted average interest rate on unsecured lines of credit was 5.7% and 4.4% at March 31, 2006 and 2005, respectively.

On April 27, 2006 the Company closed a new $200 million unsecured credit facility (the "$200 million line") led by Wachovia Bank and syndicated to nine other banks. The $200 million line replaces the existing $190 million line, which was to mature February 2007.  The new facility is comprised of a $60 million term loan maturing in April 2011 and a $140 million revolving loan maturing in April 2010. The interest rate on the $200 million line is based on LIBOR plus 80 to 130 basis points, depending upon overall Company leverage (with the current rate set at 115 basis points).  The Company paid a facility fee of $200,000 (10 basis points) and origination fees of $688,000 (34.4 basis points) upon closing of the loan agreement.  Additionally, the Company pays an annual administration fee of $35,000 and fees on the unused portion of the revolver ranging between 12.5 and 20 basis points based upon overall Company leverage (with the current rate set at 12.5 basis points).  The increased size of the line affords the Company greater financial flexibility and capacity while accommodating the Company's growth.

The $15 million line matures January 31, 2007, is unsecured and is expected to fund the daily cash requirements of the Company's treasury management system.  The $15 million line has a current interest rate equal to the 30-day LIBOR rate plus 132.5 basis points as of March 31, 2006.  The Company paid a facility fee of $15,000 (10 basis points) upon closing of the loan agreement.  Under the $15 million line, the Company does not pay annual administration fees or fees on the unused portion of the line.

The $9 million line with Trustmark National Bank is interest only, has a current interest rate equal to the 30-day LIBOR rate plus 132.5 basis points and matures December 7, 2006.  The proceeds of the loan were used to finance the construction of the City Centre Garage, which was completed in 2005.

To protect against the potential for rapidly rising interest rates, the Company entered into a total of four interest rate swap agreements in 2005 and 2004.  The Company designated the swaps as hedges of the variable interest rates on the Company's borrowings under the Wachovia unsecured revolving credit facility.  Accordingly, changes in the fair value of the swap are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings.  The Company's interest rate hedge contracts as of March 31, 2006 and 2005 are summarized as follows (in thousands):

					Fair
					Market Value
Type of	Notional	Maturity		Fixed	March 31
Hedge	Amount	Date	Reference Rate	Rate	2006 2005
Swap	$20,000	12/31/05	1-Month LIBOR	3.183%	$-	$59
Swap	$40,000	06/30/06	1-Month LIBOR	3.530%	146	150
Swap	$40,000	12/31/08	1-Month LIBOR	4.360%	801	-
Swap	$20,000	12/31/08	1-Month LIBOR	4.245%	423	-
					$1,370	$209

At March 31, 2006, the Company had $479.7 million of fixed rate mortgage notes payable with an average interest rate of 5.7% secured by office properties and $164.3 million drawn under bank lines of credit.  Parkway's pro rata share of unconsolidated joint venture debt was $24.9 million with an average interest rate of 6.2% at March 31, 2006.  Based on the Company's total market capitalization of approximately $1.4 billion at March 31, 2006 (using the March 31, 2006 closing price of $43.68 per common share), the Company's debt represented approximately 48.5% of its total market capitalization.  The Company targets a debt to total market capitalization rate at a percentage in the mid-40's.  This rate may vary at times pending acquisitions, sales and/or equity offerings.  In addition, volatility in the price of the Company's common stock may affect the debt to total market capitalization ratio.  However, over time the Company plans to maintain a percentage in the mid-40's.

       In addition to the debt to total market capitalization ratio, the Company also monitors interest, fixed charge and modified fixed charge coverage ratios.  The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization ("EBITDA").  This ratio for the three months ending March 31, 2006 and 2005 was 2.72 and 3.30 times, respectively.  The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA.  This ratio for the three months ending March 31, 2006 and 2005 was 1.73 and 1.88 times, respectively.   The modified fixed charge coverage ratio is computed by comparing the cash interest accrued and preferred dividends paid to EBITDA.  This ratio for the three months ending March 31, 2006 and 2005 was 2.28 and 2.68 times, respectively.    In accordance with the GEAR UP Plan, Parkway has established a self-imposed limit for the modified fixed charge coverage ratio of 2.5 times as the Company's pledge not to use leverage to achieve Company goals.

        The table below presents the principal payments due and weighted average interest rates for the fixed rate debt as of March 31, 2006.

	Average	Fixed Rate Debt
	Interest Rate	(In thousands)
2006*	5.67%	$11,751
2007	5.65%	33,928
2008	5.63%	56,853
2009	5.90%	36,841
2010	5.81%	90,819
2011	6.41%	112,974
Thereafter	7.05%	136,510
Total		$479,676

Fair value at 03/31/06		$481,122

*Remaining nine months

       On April 26, 2006, the Company entered into an agreement to purchase One Illinois Center, located at 111 E. Wacker Drive in Chicago, Illinois for $198 million plus $17.3 million in closing costs, anticipated capital expenditures and leasing commissions in the first two years of ownership for a total investment of $215.3 million.  The purchase will be funded by a $148.5 million non-recourse fixed rate mortgage at an estimated 117 basis point spread over the 10-year US Treasury rate, currently calculated to be 6.27%, and amortized over 30 years with a 10-year maturity.  Additional purchase funding will come from $49.5 million drawn under existing lines of credit.  The purchase agreement, which is subject to customary due diligence procedures and closing conditions, is expected to close in the second quarter of 2006.

       Subsequent to March 31, 2006, Parkway and its joint venture partner signed an agreement to sell the Viad Building in Phoenix, Arizona for $105.75 million.  The buyer will be assuming mortgage debt of $50 million in the sale.  The Company expects to receive cash proceeds from the sale of approximately $20.4 million.  The sale is expected to produce a gain to Parkway of approximately $13 million.  Upon occurrence of this sale, the Company will recognize an additional management fee and incentive fee of approximately $4.5 million as a result of the economic returns generated over the life of the Viad joint venture and will incur $244,000 in costs associated with the loan transfer.  The closing, which is subject to the completion of customary due diligence procedures, is expected to close in the second quarter of 2006.  There can be no assurances that conditions of the agreement will be satisfied, or if satisfied that such closing will occur.

       The Company presently has plans to make additional capital improvements at its office properties in 2006 of approximately $31.9 million.  These expenses include tenant improvements, capitalized acquisition costs and capitalized building improvements.  Approximately $6.1 million of these improvements relate to upgrades on properties acquired in recent years that were anticipated at the time of purchase.  All such improvements are expected to be financed by cash flow from the properties and advances on the bank lines of credit.

        The Company anticipates that its current cash balance, operating cash flows and borrowings (including borrowings under the working capital line of credit) will be adequate to pay the Company's (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders, (iv) capital improvements, and (v) normal repair and maintenance expenses at its properties, both in the short and long term.  In addition, the Company may use proceeds from sales of assets, possible sales of securities and borrowings to fund property acquisitions.  The Company has not experienced and does not expect to experience a material adverse effect on its liquidity in connection with its stock repurchase program.

Off-Balance Sheet Arrangements

        See information appearing under the caption "Liquidity" in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of an agreement signed subsequent to March 31, 2006 by Parkway and its joint venture partner to sell the Viad Building in Phoenix, Arizona.  Parkway has a 30% ownership interest in the Viad Joint Venture.

Contractual Obligations

        See information appearing under the caption "Financial Condition - Mortgage Notes Payable" in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of changes in long-term debt since December 31, 2005.  There have been no material changes in Parkway's fixed contractual obligations since December 31, 2005.

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

        The following table presents a reconciliation of the Company's net income to FFO for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31
	2006	2005
Net income	$1,741	$6,276
Adjustments to Net Income:
Preferred Dividends	(1,200)	(1,200)
Convertible Preferred Dividends	(587)	(587)
Depreciation and Amortization	13,726	11,144
Depreciation and Amortization - Discontinued Operations	-	130
Minority Interest Depreciation and Amortization	(410)	(233)
Adjustments for Unconsolidated Joint Ventures	289	283
Minority Interest - Unit Holders	-	1
Funds From Operations Applicable to Common
Shareholders	$13,559	$15,814

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

 PART II.  OTHER INFORMATION

Item 1A.  Risk Factors.

There have been no material changes to the risk factors disclosed in Parkway's Form 10-K for the year ended December 31, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On February 9, 2006, the Board of Directors authorized the repurchase of up to 1 million shares of Parkway's outstanding common stock through August 2006.  The shares may be purchased in the open market or in privately negotiated transactions, and at times and in amounts that the Company deems appropriate. No shares were purchased under this authorization during the quarter ended March 31, 2006.

Item 6.  Exhibits.

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

DATE: May 10, 2006	PARKWAY PROPERTIES, INC.

	BY:	/s/ Mandy M. Pope
Mandy M. Pope, CPA
Senior Vice President and
Chief Accounting Officer