Form 10-Q
period 2006-06-30
PARKWAY PROPERTIES INC
filed 2006-08-04
CIK 729237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_____________________________________________

FORM 10-Q

x                                                         Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2006
or

o                                                         Transition Report Pursuant to Section 13 or 15(d)

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

Yes  x   No   o

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer    o    Accelerated filer    x     Non-accelerated filer   o

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  o  No    x

        14,216,515 shares of Common Stock, $.001 par value, were outstanding as of  August 1, 2006.

PARKWAY PROPERTIES, INC.

 FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED JUNE 30, 2006

Part I. Financial Information

Item 1.	Financial Statements	Page

	Consolidated Balance Sheets, June 30, 2006 and December 31, 2005	3

	Consolidated Statements of Income for the Three Months and Six Months Ended
	June 30, 2006 and 2005	4

	Consolidated Statements of Stockholders' Equity for the Six Months Ended
	June 30, 2006 and 2005	6

	Consolidated Statements of Cash Flows for the Six Months Ended
	June 30, 2006 and 2005	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35

Item 4.	Controls and Procedures	35

Part II. Other Information
Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 4.	Submission of Matters to a Vote of Security Holders.	36

Item 6.	Exhibits	37

Signatures
		38
Authorized signatures

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30	December 31
	2006	2005
	(Unaudited)
Assets
Real estate related investments:
Office and parking properties	$1,252,980	$1,220,565
Accumulated depreciation	(200,481)	(179,636)
	1,052,499	1,040,929

Land available for sale	1,467	1,467
Investment in unconsolidated joint ventures	11,280	12,942
	1,065,246	1,055,338

Rents receivable and other assets	88,546	69,480
Intangible assets, net	56,659	60,161
Cash and cash equivalents	3,762	3,363
	$1,214,213	$1,188,342
Liabilities
Notes payable to banks	$167,369	$150,371
Mortgage notes payable	490,295	483,270
Accounts payable and other liabilities	56,012	56,628
Subsidiary redeemable preferred membership interests	10,741	10,741
	724,417	701,010
Minority Interest
Minority Interest - unit holders	36	38
Minority Interest - real estate partnerships	16,163	12,778
	16,199	12,816
Stockholders' Equity
8.34% Series B Cumulative Convertible Preferred stock,
$.001 par value, 2,142,857 shares authorized,
803,499 shares issued and outstanding	28,122	28,122
8.00% Series D Preferred stock, $.001 par value, 2,400,000
shares authorized, issued and outstanding	57,976	57,976
Common stock, $.001 par value, 65,457,143 shares authorized,
14,148,016 and 14,167,292 shares issued and outstanding
in 2006 and 2005, respectively	14	14
Excess stock, $.001 par value, 30,000,000 shares authorized,
no shares issued	-	-
Common stock held in trust, at cost, 115,000 and 124,000
shares in 2006 and 2005, respectively	(3,894)	(4,198)
Additional paid-in capital	385,898	389,971
Unearned compensation	-	(3,101)
Accumulated other comprehensive income	1,631	826
Retained earnings	3,850	4,906
	473,597	474,516
	$1,214,213	$1,188,342

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	Three Months Ended
	June 30
	2006	2005
	(Unaudited)
Revenues
Income from office and parking properties	$49,897	$47,972
Management company income	4,436	1,231
Total revenues	54,333	49,203

Expenses
Property operating expense	23,252	22,341
Depreciation and amortization	14,295	14,595
Operating expense for other real estate properties	2	1
Management company expenses	300	123
General and administrative	977	832
Total expenses	38,826	37,892

Operating income	15,507	11,311

Other income and expenses
Interest and other income	7	106
Equity in earnings of unconsolidated joint ventures	(84)	250
Gain on sale of joint venture interests, real estate and other assets	13,465	991
Interest expense	(9,796)	(8,784)

Income before minority interest and discontinued operations	19,099	3,874
Minority interest - real estate partnerships	64	(16)

Income from continuing operations	19,163	3,858

Discontinued operations:
Income (loss) from discontinued operations	(4)	219

Net income	19,159	4,077
Change in unrealized loss on equity securities	109	11
Change in market value of interest rate swaps	260	(45)
Comprehensive income	$19,528	$4,043

Net income available to common stockholders:
Net income	$19,159	$4,077
Dividends on preferred stock	(1,200)	(1,200)
Dividends on convertible preferred stock	(586)	(586)
Net income available to common stockholders	$17,373	$2,291

Net income per common share:
Basic:
Income from continuing operations	$1.24	$0.15
Discontinued operations	-	0.01
Net income	$1.24	$0.16
Diluted:
Income from continuing operations	$1.20	$0.15
Discontinued operations	-	0.01
Net income	$1.20	$0.16

Dividends per common share	$0.65	$0.65

Weighted average shares outstanding:
Basic	14,036	14,080
Diluted	15,000	14,250

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	Six Months Ended
	June 30
	2006		2005
	(Unaudited)
Revenues
Income from office and parking properties	$99,594		$94,560
Management company income	4,798		2,282
Total revenues	104,392		96,842

Expenses
Property operating expense	47,407		43,275
Depreciation and amortization	28,021		25,739
Operating expense for other real estate properties	3		2
Management company expenses	675		358
General and administrative	2,123		2,550
Total expenses	78,229		71,924

Operating income	26,163		24,918

Other income and expenses
Interest and other income	26		241
Equity in earnings of unconsolidated joint ventures	326		765
Gain on sale of joint venture interests, real estate and other assets	13,465		991
Interest expense	(19,222)		(16,767)

Income before minority interest and discontinued operations	20,758		10,148
Minority interest - unit holders	-		(1)
Minority interest - real estate partnerships	144		(321)

Income from continuing operations	20,902		9,826

Discontinued operations:
Income (loss) from discontinued operations	(2)		527

Net income	20,900		10,353
Change in unrealized loss on equity securities	79		(53)
Change in market value of interest rate swaps	726		390
Comprehensive income	$21,705		$10,690

Net income available to common stockholders:
Net income	$20,900		$10,353
Dividends on preferred stock	(2,400)		(2,400)
Dividends on convertible preferred stock	(1,173)		(1,173)
Net income available to common stockholders	$17,327		$6,780
		20,900
Net income per common share:
Basic:
Income from continuing operations	$1.23		$0.44
Discontinued operations	-		0.04
Net income	$1.23		$0.48
Diluted:
Income from continuing operations	$1.22		$0.44
Discontinued operations	-		0.04
Net income	$1.22		$0.48

Dividends per common share	$1.30		$1.30

Weighted average shares outstanding:
Basic	14,042		13,994
Diluted	14,214		14,168

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Six Months Ended
	June 30
	2006	2005
	(Unaudited)

8.34% Series B Cumulative Convertible
Preferred stock, $.001 par value
Balance at beginning of period	$28,122	$28,122
Balance at end of period	28,122	28,122
8.00% Series D Preferred stock, $.001 par value
Balance at beginning of period	57,976	57,976
Balance at end of period	57,976	57,976
Common stock, $.001 par value
Balance at beginning of period	14	12
Shares issued - stock offering	-	2
Balance at end of period	14	14
Common stock held in trust
Balance at beginning of period	(4,198)	(4,400)
Shares distributed from deferred compensation plan	304	-
Balance at end of period	(3,894)	(4,400)
Additional paid-in capital
Balance at beginning of period	389,971	310,455
Stock options exercised	1,364	1,101
Shares issued in lieu of Directors' fees	170	193
Nonvested shares forfeited	-	(679)
Deferred incentive share units forfeited	-	(34)
Shares issued - DRIP plan	-	750
Shares issued - stock offering	-	75,809
Share based compensation expense	308	-
Purchase of Company stock	(2,814)	-
Reclassification upon the adoption of SFAS No. 123R	(3,101)	-
Balance at end of period	385,898	387,595
Unearned compensation
Balance at beginning of period	(3,101)	(4,122)
Nonvested shares forfeited	-	679
Deferred incentive share units forfeited	-	34
Share based compensation expense	-	167
Reclassification upon the adoption of SFAS No. 123R	3,101	-
Balance at end of period	-	(3,242)
Accumulated other comprehensive income (loss)
Balance at beginning of period	826	(226)
Change in unrealized gain on equity securities	79	(53)
Change in market value of interest rate swaps	726	390
Balance at end of period	1,631	111
Retained earnings
Balance at beginning of period	4,906	27,831
Net income	20,900	10,353
Preferred stock dividends declared	(2,400)	(2,400)
Convertible preferred stock dividends declared	(1,173)	(1,173)
Common stock dividends declared	(18,383)	(18,200)
Balance at end of period	3,850	16,411
Total stockholders' equity	$473,597	$482,587

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30
	2006	2005
	(Unaudited)
Operating activities
Net income	$20,900	$10,353
Adjustments to reconcile net income to cash provided by
operating activities:
Depreciation and amortization	28,021	25,739
Depreciation and amortization - discontinued operations	-	315
Amortization of above market leases	678	867
Amortization of loan costs	557	593
Share based compensation expense	308	167
Operating distributions from unconsolidated joint ventures	785	966
Income (loss) allocated to minority interests	(144)	322
Gain on sale of joint venture interest, real estate and other assets	(13,465)	(991)
Equity in earnings of unconsolidated joint ventures	(326)	(765)
Changes in operating assets and liabilities:
Increase in receivables and other assets	(2,526)	(5,898)
Decrease in accounts payable and other liabilities	(812)	(2,530)

Cash provided by operating activities	33,976	29,138

Investing activities
Distributions from unconsolidated joint ventures	15,369	1,845
Investments in unconsolidated joint ventures	(113)	(45)
Purchases of real estate related investments	(40,702)	(106,100)
Proceeds from sale of joint venture interest	-	3,253
Real estate development	-	(3,368)
Improvements to real estate related investments	(15,344)	(17,302)

Cash used in investing activities	(40,790)	(121,717)

Financing activities
Principal payments on mortgage notes payable	(7,375)	(8,094)
Proceeds from long-term financing	14,400	-
Net proceeds from bank borrowings	17,724	45,388
Debt financing costs	(1,230)	(109)
Stock options exercised	1,364	1,101
Purchase of Company stock	(2,814)	-
Dividends paid on common stock	(18,244)	(18,129)
Dividends paid on preferred stock	(3,573)	(4,050)
Contributions from minority interest partners	7,482	-
Distributions to minority interest partners	(521)	(73)
Proceeds from DRIP Plan	-	750
Proceeds from stock offerings and preferred membership interests	-	75,811

Cash provided by financing activities	7,213	92,595

Change in cash and cash equivalents	399	16

Cash and cash equivalents at beginning of period	3,363	1,077

Cash and cash equivalents at end of period	$3,762	$1,093

See notes to consolidated financial statements.

Parkway Properties, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2006

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

        The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  All such adjustments are of a normal recurring nature.  Operating results for the three months and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.  The financial statements should be read in conjunction with the annual report and the notes thereto.

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

       The computation of diluted EPS is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Numerator:
Basic and diluted net income
available to common stockholders	$17,373	$2,291	$17,327	$6,780
Dividends on convertible preferred stock	586	-	-	-
	$17,959	$2,291	$17,327	$6,780
Denominator:
Basic weighted average shares	14,036	14,080	14,042	13,994
Dilutive effect of share equivalents	161	170	172	174
Dilutive effect of convertible preferred stock	803	-	-	-
	15,000	14,250	14,214	14,168
Diluted earnings per share	$1.20	$0.16	$1.22	$0.48

       The computation of diluted EPS for the three months ended June 30, 2005 and the six months ended June 30, 2006 and 2005 did not assume the conversion of the 8.34% Series B cumulative convertible preferred stock because their inclusion would have been anti-dilutive.

 (3)   Supplemental Cash Flow Information and Schedule of Non-Cash Investing and Financing Activity

        The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

	Six Months Ended
	June 30
	2006	2005
	(in thousands)

Supplemental cash flow information:
Cash paid for interest	$17,874	$15,195
Income taxes refunded	(8)	(19)
Supplemental schedule of non-cash investing and financing activity:
Mortgage assumed in purchase	-	111,680
Mortgage transferred to joint venture	-	(19,275)
Nonvested shares forfeited	-	(679)
Shares issued in lieu of Directors' fees	170	193

        Investing distributions from unconsolidated joint ventures in the amount of $15.4 million for the six months ended June 30, 2006 represent proceeds received on the sale of the Viad Corporate Center, of which Parkway owned 30%.

(4)   Acquisitions and Dispositions

On May 15, 2006, the discretionary fund the Company has with Ohio Public Employee Retirement System ("Ohio PERS") purchased a two building office portfolio in Jacksonville, Florida.  Parkway is a 25% investor and Ohio PERS is a 75% investor in the fund.  The two properties, BellSouth Building and Centurion Centre, total 180,000 square feet, and were acquired for a combined purchase price of $24 million.  The fund expects to spend $901,000 for closing costs, building improvements, leasing costs and tenant improvements during the first two years of ownership.  The purchase was funded with a $14.4 million first mortgage placement by the fund and with equity contributions from the partners.  Since Parkway is the sole general partner and has the authority to make major decisions on behalf of the fund, thereby giving Parkway a controlling interest, Parkway has included the discretionary fund in its consolidated financial statements.

      On July 11, 2006, the Company purchased One Illinois Center, located at 111 East Wacker Drive in Chicago, Illinois for $198 million plus $1.6 million in closing costs and transfer taxes.  The Company anticipates building improvements and leasing costs of $15.8 million during the first two years of ownership.  The purchase was funded by a $148.5 million non-recourse first mortgage at a fixed interest rate of 6.29% with interest only payments for five years and a ten-year maturity.  Additional purchase funding was provided by a $33.7 million mezzanine loan with a six-month term at an interest rate of LIBOR plus 130 basis points (rate set at 6.65% at June 30, 2006), proceeds from the recent sale of Viad Corporate Center in Phoenix and amounts drawn under existing lines of credit.

On August 2, 2006, the Company sold the Central Station building in St. Petersburg, Florida for $15 million, and the proceeds were used to reduce amounts outstanding under bank lines of credit.  Parkway will recognize a gain on the sale of approximately $200,000 in the third quarter of 2006.

(5)  Discontinued Operations

In the third quarter of 2005, the Company sold The Park on Camelback in Phoenix, Arizona for a gain of $4.4 million and 250 Commonwealth in Greenville, South Carolina for a loss of $238,000.  All current and prior period income from the office properties have been classified as discontinued operations.

The amount of revenue and expense for these three office properties reported in discontinued operations for the three months and six months ended June 30, 2006 and 2005 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Income Statement:
Revenues
Income from office and parking properties	$-	$706	$-	$1,414
	-	706	-	1,414
Expenses
Property operating expense	4	302	2	572
Depreciation and amortization	-	185	-	315
	4	487	2	887
Income (loss) from discontinued operations	$(4)	$219	$(2)	$527

(6)    Investment in Unconsolidated Joint Ventures

        As of June 30, 2006, the Company was invested in four unconsolidated joint ventures. These joint ventures are accounted for using the equity method of accounting, as Parkway does not control any of these joint ventures and is not the primary beneficiary.  As a result, the assets and liabilities of the joint ventures are not included on Parkway's consolidated balance sheets as of June 30, 2006 and December 31, 2005.  Information relating to the unconsolidated joint ventures is detailed below.

			Square	Parkway's
			Feet	Ownership	Percentage
Joint Ventures	Property Name	Location	(in thousands)	Interest	Leased

Wink-Parkway Partnership	Wink Building	New Orleans, LA	32	50.0%	100.0%
Parkway Joint Venture, LLC ("Jackson JV")	UBS Building/River Oaks	Jackson, MS	168	20.0%	92.3%
RubiconPark I, LLC ("Rubicon JV")	Lakewood/Falls Pointe	Atlanta, GA	553	20.0%	92.5%
	Carmel Crossing	Charlotte, NC
RubiconPark II, LLC ("Maitland JV")	Maitland 200	Orlando, FL	203	20.0%	94.0%
			956		93.0%

On June 23, 2006, the Company and its joint venture partner sold Viad Corporate Center in Phoenix, Arizona for $105.5 million.  The buyer assumed the existing mortgage debt of $50 million in the sale.  The Company received net cash proceeds of $15.4 million and recognized a gain of $13.6 million from the sale.  In addition to the gain, the Company recognized management and incentive fees of $4.2 million as a result of the economic returns generated over the life of the Viad joint venture.  In accordance with Parkway's accounting policy for incentive management fees, the additional incentive and management fees were recorded at the closing of the sale of Viad, at which time the fees were earned.  Parkway also incurred $325,000 in costs associated with the loan transfer.

Balance sheet information for the unconsolidated joint ventures is summarized below as of June 30, 2006 and December 31, 2005 (in thousands):

Balance Sheet Information
June 30, 2006
	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	JV	Building	JV	JV	JV	Total
Unconsolidated Joint Ventures (at 100%):
Real Estate, Net	$-	$1,225	$16,587	$68,592	$29,150	$115,554
Other Assets	904	1,101	1,015	7,506	751	11,277
Total Assets	$904	$2,326	$17,602	$76,098	$29,901	$126,831

Mortgage Debt (a)	$-	$321	$12,600	$52,000	$19,275	$84,196
Other Liabilities	559	892	283	2,123	684	4,541
Partners'/Shareholders' Equity	345	1,113	4,719	21,975	9,942	38,094
Total Liabilities and
Partners'/Shareholders' Equity	$904	$2,326	$17,602	$76,098	$29,901	$126,831

Parkway's Share of Unconsolidated
Joint Ventures:
Real Estate, Net	$-	$613	$3,317	$13,718	$5,830	$23,478
Mortgage Debt	$-	$161	$2,520	$7,200	$-	$9,881
Net Investment in Joint Ventures	$-	$556	$(115)	$5,756	$5,083	$11,280

	December 31, 2005
	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	JV	Building	JV	JV	JV	Total
Unconsolidated Joint Ventures (at 100%):
Real Estate, Net	$58,247	$1,237	$16,728	$68,792	$29,408	$174,412
Other Assets	7,240	169	1,247	6,933	519	16,108
Total Assets	$65,487	$1,406	$17,975	$75,725	$29,927	$190,520

Mortgage Debt (a)	$50,000	$366	$12,600	$52,000	$19,275	$134,241
Other Liabilities	1,783	4	568	1,921	720	4,996
Partners'/Shareholders' Equity	13,704	1,036	4,807	21,804	9,932	51,283
Total Liabilities and
Partners'/Shareholders' Equity	$65,487	$1,406	$17,975	$75,725	$29,927	$190,520

Parkway's Share of Unconsolidated
Joint Ventures:
Real Estate, Net	$17,474	$618	$3,346	$13,758	$5,882	$41,078
Mortgage Debt	$15,000	$183	$2,520	$7,200	$-	$24,903
Net Investment in Joint Ventures	$2,236	$518	$(74)	$5,157	$5,105	$12,942

        (a)   The mortgage debt, all of which is non-recourse, is collateralized by the individual real estate properties within each venture.

        The terms related to Parkway's share of unconsolidated joint venture mortgage debt are summarized below (in thousands):

				Parkway's	Monthly	Loan	Loan
	Type of	Interest		Share of	Debt	Balance	Balance
Joint Venture	Debt Service	Rate	Maturity	Debt	Service	06/30/06	12/31/05

Viad JV	Interest Only	LIBOR + 2.150%	05/12/07	30.00%	$-	$-	$15,000
Wink-Parkway Partnership	Amortizing	8.625%	07/01/09	50.00%	5	161	183
Maitland JV	Interest Only	4.390%	06/01/11	0.00%	-	-	-
Rubicon JV	Interest Only	4.865%	01/01/12	13.85%	30	7,200	7,200
Jackson JV	Interest Only	5.840%	07/01/15	20.00%	12	2,520	2,520
					$47	$9,881	$24,903

Weighted average interest rate at end of period						5.175%	5.838%

        The following table presents Parkway's proportionate share of principal payments due for mortgage debt in unconsolidated joint ventures as of June 30, 2006 (in thousands):

	Wink	Jackson	Rubicon	Maitland
	Partnership	JV	JV	JV	Total
2006 (Remaining six months )	$23	$-	$-	$-	$23
2007	50	-	-	-	50
2008	54	-	-	-	54
2009	34	13	100	-	147
2010	-	33	114	-	147
2011	-	35	119	-	154
Thereafter	-	2,439	6,867	-	9,306
	$161	$2,520	$7,200	$-	$9,881

        Income statement information for the unconsolidated joint ventures is summarized below for the three months and six months ending June 30, 2006 and 2005 (in thousands):

Results of Operations
	Three Months Ended June 30, 2006
	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	JV	Building	JV	JV	JV	Total

Unconsolidated Joint Ventures (100%):
Revenues	$2,555	$67	$682	$2,527	$1,121	$6,952
Operating Expenses	(1,616)	(12)	(325)	(874)	(450)	(3,277)
Net Operating Income	939	55	357	1,653	671	3,675
Interest Expense	(1,577)	(7)	(184)	(639)	(212)	(2,619)
Loan Cost Amortization	(371)	(1)	(1)	(16)	(3)	(392)
Depreciation and Amortization	(222)	(6)	(136)	(432)	(152)	(948)
Net Income (Loss)	$(1,231)	$41	$36	$566	$304	$(284)
Parkway's Share of Unconsolidated
Joint Ventures:
Net Income (Loss)	$(369)	$20	$7	$154	$104	$(84)
Depreciation and Amortization	$68	$3	$27	$86	$30	$214
Interest Expense	$247	$4	$36	$89	$-	$376
Interest Expense - Prepayment	225	-	-	-	-	225
Total Interest Expense	$472	$4	$36	$89	$-	$601
Loan Cost Amortization	$112	$1	$-	$2	$-	$115
Other Supplemental Information:
Distributions from Unconsolidated JVs	$15,514	$-	$22	$140	$121	$15,797
Results of Operations
	Three Months Ended June 30, 2005
	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	JV	Building	JV	JV	JV	Total

Unconsolidated Joint Ventures (100%):
Revenues	$2,806	$76	$672	$2,407	$152	$6,113
Operating Expenses	(1,335)	(25)	(309)	(953)	(67)	(2,689)
Net Operating Income	1,471	51	363	1,454	85	3,424
Interest Expense	(674)	(9)	(167)	(639)	(35)	(1,524)
Loan Cost Amortization	(85)	(1)	(43)	(16)	-	(145)
Depreciation and Amortization	(430)	(5)	(102)	(371)	(28)	(936)
Net Income	$282	$36	$51	$428	$22	$819
Parkway's Share of Unconsolidated
Joint Ventures:
Net Income	$85	$18	$10	$126	$11	$250
Depreciation and Amortization	$129	$3	$20	$74	$6	$232
Interest Expense	$202	$5	$33	$89	$-	$329
Loan Cost Amortization	$25	$-	$9	$2	$-	$36
Other Supplemental Information:
Distributions from Unconsolidated JVs	$1,955	$-	$127	$213	$-	$2,295

Results of Operations
	Six Months Ended June 30, 2006
	233 North	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	Michigan	JV	Building	JV	JV	JV	Total

Unconsolidated Joint Ventures (100%):
Revenues	$-	$5,820	$143	$1,343	$4,948	$2,169	$14,423
Operating Expenses	-	(2,878)	(39)	(685)	(1,828)	(860)	(6,290)
Net Operating Income	-	2,942	104	658	3,120	1,309	8,133
Interest Expense	-	(2,415)	(15)	(368)	(1,272)	(423)	(4,493)
Loan Cost Amortization	-	(457)	(1)	(2)	(31)	(7)	(498)
Depreciation and Amortization	-	(717)	(11)	(260)	(844)	(305)	(2,137)
Net Income (Loss)	$-	$(647)	$77	$28	$973	$574	$1,005
Parkway's Share of Unconsolidated
Joint Ventures:
Net Income (Loss)	$-	$(194)	$38	$6	$275	$201	$326
Depreciation and Amortization	$-	$216	$6	$52	$168	$61	$503
Interest Expense	$-	$498	$8	$73	$177	$-	$756
Interest Expense - Prepayment	-	225	-	-	-	-	225
Total Interest Expense	$-	$723	$8	$73	$177	$-	$981
Loan Cost Amortization	$-	$138	$1	$-	$4	$-	$143
Other Supplemental Information:
Distributions from Unconsolidated JVs	$-	$15,675	$-	$47	$209	$223	$16,154
Results of Operations
	Six Months Ended June 30, 2005
	233 North	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	Michigan	JV	Building	JV	JV	JV	Total

Unconsolidated Joint Ventures (100%):
Revenues	$1,134	$6,232	$152	$1,382	$4,787	$152	$13,839
Operating Expenses	(619)	(2,595)	(49)	(604)	(1,865)	(67)	(5,799)
Net Operating Income	515	3,637	103	778	2,922	85	8,040
Interest Expense	(252)	(1,223)	(19)	(331)	(1,272)	(35)	(3,132)
Loan Cost Amortization	(4)	(147)	(1)	(45)	(32)	-	(229)
Depreciation and Amortization	(205)	(854)	(11)	(197)	(733)	(28)	(2,028)
Preferred Distributions	(69)	-	-	-	-	-	(69)
Net Income (Loss)	$(15)	$1,413	$72	$205	$885	$22	$2,582
Parkway's Share of Unconsolidated
Joint Ventures:
Net Income (Loss)	$(5)	$424	$36	$41	$258	$11	$765
Depreciation and Amortization	$62	$256	$6	$39	$146	$6	$515
Interest Expense	$75	$367	$10	$66	$177	$-	$695
Loan Cost Amortization	$1	$45	$-	$9	$4	$-	$59
Preferred Distributions	$21	$-	$-	$-	$-	$-	$21
Other Supplemental Information:
Distributions from Unconsolidated JVs	$64	$2,152	$-	$126	$469	$-	$2,811

(7)  Minority Interest - Real Estate Partnerships

The Company has an interest in two joint ventures that are included in its consolidated financial statements. Parkway has a 75.025% interest in one consolidated joint venture and a 25% interest in the other.  Information relating to these consolidated joint ventures is detailed below (in thousands).

			Parkway's		Percentage
Joint Venture Entity	Property Name	Location	Ownership %	Square Feet	Leased
Parkway Moore, LLC	Moore Building Associates, LP/
	Toyota Center	Memphis, TN	75.025%	175	87.6%
Parkway Properties Office Fund, LP	BellSouth Building/Centurion Centre	Jacksonville, FL	25.000%	410	97.6%
	Maitland 100/555 Winderley	Orlando, FL
				585	94.6%

On March 7, 2006, Parkway, through affiliated entities, purchased for $1.4 million the limited partner's interest in MBALP, which owns the Toyota Center in Memphis, Tennessee. This raises Parkway's total effective ownership interest in MBALP to 75.025%.  In acting as the general partner, Parkway is committed to providing additional funding to meet partnership operating deficits up to an aggregate amount of $1 million.  Parkway receives income from MBALP in the form of interest from a construction note receivable, incentive management fees and property management fees.  Parkway also receives interest income on a note receivable from Parkway Moore, LLC ("PMLLC").  Any intercompany asset, liability, revenue and expense accounts between Parkway and MBALP and PMLLC have been eliminated.  MBALP was previously consolidated based on the guidance set forth in FIN 46R.  Parkway will continue to include MBALP in its consolidated financial statements as the acquisition was accounted for by the purchase method.

Parkway, through affiliated companies, serves as the general partner of Parkway Properties Office Fund, LP ("the Fund") and provides asset management, property management, leasing and construction management services to the Fund, for which it is paid market-based fees.  Since Parkway is the sole general partner and has the authority to make major decisions on behalf of the Fund, thereby giving Parkway a controlling interest, Parkway is required to include the Fund in its consolidated financial statements.

Minority interest in real estate partnerships represents the other partners' proportionate share of equity in the partnerships discussed above at June 30, 2006.  Income is allocated to minority interest based on the weighted average percentage ownership during the year.

(8)  Share Based Compensation

       Effective January 1, 2006, Parkway adopted FASB Statement No. 123R, Share-Based Payment ("FAS 123R") using the modified-prospective transition method. In the past the Company had granted stock options for a fixed number of shares to employees and directors with an exercise price equal to or above the fair value of the shares at the date of grant.  However, no stock options have been granted to employees since 2002 or to directors since 2003.  Currently, Parkway has elected to grant restricted shares and deferred incentive share units instead of stock options.  Therefore, the adoption of FAS 123R has not had a material impact on income from continuing operations, net income, cash flow from operations, cash flow from financing activities or basic and diluted earnings per share.

      The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FAS 123R to stock-based employee compensation for the six months ended June 30, 2005 (in thousands, except per share amounts):

Six Months Ended
June 30
2005
Net income available to common stockholders, as reported	$ 6,780
Add: Stock based compensation expense included in reported net income	167
Deduct: Stock based compensation expense assuming fair value method
for all awards	(246)
Pro forma net income available to common stockholders	$ 6,701
Earnings per common share:
Basic - as reported	$ .48
Basic - pro forma	$ .47
Diluted - as reported	$ .48
Diluted - pro forma	$ .47

      Effective January 1, 2003, the stockholders of the Company approved Parkway's 2003 Equity Incentive Plan (the "2003 Plan") that authorized the grant of up to 200,000 equity based awards to employees of the Company.  At present, it is Parkway's intention to grant restricted shares and/or deferred incentive share units instead of stock options.  Restricted shares and deferred incentive share units are valued based on the New York Stock Exchange closing market price of Parkway common shares (NYSE ticker symbol, PKY) as of the date of grant including estimated forfeitures.  Compensation expense is recognized over the expected vesting period, which is seven years from grant date for restricted shares and four years from grant date for deferred incentive share units.

Compensation expense related to restricted shares and deferred incentive share units of $308,000 and $167,000 was recognized for the six months ending June 30, 2006 and 2005, respectively.  Total compensation expense related to nonvested awards not yet recognized was $2.6 million as of June 30, 2006.  The weighted average period over which this expense is expected to be recognized is approximately 3.5 years.

        Effective July 1, 2006, the Board of Directors granted 67,500 restricted shares to officers of the Company.  Half of the shares will vest four years from grant date.  The remaining half will vest if Parkway achieves the strategic goals of the GEAR UP Plan, which will end December 31, 2008.  The Company will record compensation expense for the shares that vest based solely on service conditions beginning July 1, 2006 over a four year period.  Compensation expense will not be recorded on the shares that vest based on achievement of the GEAR UP Plan until the Company determines that it is probable that the goal will be achieved.  Therefore, no expense will be recorded on the shares that vest based on performance conditions in 2006.

        Restricted shares and deferred incentive share units are forfeited if an employee leaves the Company before the vesting date.  Shares and/or units that are forfeited become available for future grant under the 2003 Plan.

        A summary of the Company's restricted shares and deferred incentive share unit activity for the six months ended June 30, 2006 is as follows:

		Weighted		Weighted
		Average	Deferred	Average
	Restricted	Grant-Date	Incentive	Grant-Date
	Shares	Fair Value	Share Units	Fair Value
Outstanding at December 31, 2005	124,000	$36.16	13,828	$45.38
Forfeited	(3,000)	37.11	(2,065)	45.83
Outstanding at June 30, 2006	121,000	$36.14	11,763	$45.30

        A summary of the Company's stock option activity and related information is as follows for the six months ended June 30, 2006:

	1994 Stock Option Plan
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Outstanding at December 31, 2005	300,675	$30.72
Exercised	(48,672)	27.29
Forfeited	(3,173)	35.91
Outstanding at June 30, 2006	248,830	$31.32	3.4	$2,646
Vested and Exercisable at June 30, 2006	239,225	$31.15	3.4	$2,586

	1991 Directors Stock Option Plan
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Outstanding at December 31, 2005	35,250	$29.95
Exercised	(2,250)	16.00
Outstanding at June 30, 2006	33,000	$30.90	2.9	$365
Vested and Exercisable at June 30, 2006	33,000	$30.90	2.9	$365

	2001 Directors Stock Option Plan
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Outstanding at December 31, 2005	45,300	$37.31
Outstanding at June 30, 2006	45,300	$37.31	6.3	$210
Vested and Exercisable at June 30, 2006	45,300	$37.31	6.3	$210

        On May 4, 2006, the stockholders of the Company approved Parkway's 2006 Employee Stock Purchase Plan.  The plan gives eligible directors and employees an opportunity to purchase Parkway common stock on a systematic basis at a 10% discount.  The plan will be accounted for as a compensatory plan and the Company will record the discount as an expense.  No shares have been issued under the plan.

        The Company has omitted certain disclosures in connection with FAS 123R due to the overall immaterial impact of adoption.

(9)  Capital and Financing Transactions

      On February 2, 2006, Parkway amended and renewed the one-year $15 million unsecured line of credit with PNC Bank.  This line of credit matures January 31, 2007 and is expected to fund the daily cash requirements of the Company's treasury management system.  The interest rate on the $15 million line is equal to the 30-day LIBOR rate plus 80 to 130 basis points, depending upon overall Company leverage (with the current rate set at 115 basis points as of June 30, 2006).  The Company paid a facility fee of $15,000 (10 basis points) upon closing of the loan agreement.  Under the $15 million line, the Company does not pay annual administration fees or fees on the unused portion of the line.

      On February 9, 2006, the Board of Directors authorized the repurchase of up to 1 million shares of Parkway's outstanding common stock through August 2006.  The shares may be purchased in the open market or in privately negotiated transactions, and at times and in amounts that the Company deems appropriate.  For the six months ended June 30, 2006, the Company has purchased 71,400 shares for $2.8 million, which equates to an average price of $39.41 per share, under the authorization.

      On April 27, 2006 the Company closed a new $200 million unsecured credit facility (the "$200 million line") led by Wachovia Bank and syndicated to nine other banks. The $200 million line replaces the existing $190 million unsecured revolving credit facility, which was to mature February 2007.  The new facility is comprised of a $60 million term loan maturing in April 2011 and a $140 million revolving loan maturing in April 2010. The interest rate on the $200 million line is based on LIBOR plus 80 to 130 basis points, depending upon overall Company leverage (with the current rate set at 115 basis points as of June 30, 2006).  The Company paid a facility fee of $200,000 (10 basis points) and origination fees of $688,000 (34.4 basis points) upon closing of the loan agreement.  Additionally, the Company pays an annual administration fee of $35,000 and fees on the unused portion of the revolver ranging between 12.5 and 20 basis points based upon overall Company leverage (with the current rate set at 12.5 basis points.

      In connection with the purchase of the BellSouth Building and Centurion Centre by the discretionary fund with Ohio PERS, on May 19, 2006, the fund placed a $14.4 million ten-year first mortgage at a fixed interest rate of 5.90%. Payments during the first five years of the mortgage term will be on an interest-only basis.

On July 11, 2006, the Company purchased One Illinois Center, located at 111 East Wacker Drive in Chicago, Illinois.  The purchase was funded by a $148.5 million non-recourse first mortgage at a fixed interest rate of 6.29% with interest only payments for five years and a ten-year maturity.  In connection with the first-mortgage, the Company delivered $11.3 million in letters of credit to satisfy the various escrow requirements made by the lender.  The letters of credit expire June 30, 2007.  Additional purchase funding was provided by a $33.7 million mezzanine loan with a six-month term at an interest rate of LIBOR plus 130 basis points, proceeds from the recent sale of Viad Corporate Center in Phoenix and amounts drawn under existing lines of credit.

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

        The management of the Company evaluates the performance of the reportable office segment based on funds from operations applicable to common shareholders ("FFO"). Parkway computes FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition.  FFO is defined as net income available to common stockholders, computed in accordance with GAAP, excluding gains or losses from sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.  Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.

Management believes that funds from operations available to common shareholders ("FFO") is an appropriate measure of performance for equity REITs and computes this measure in accordance with the National Association of Real Estate Investment Trusts' ("NAREIT") definition of FFO.  Funds from operations is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles "GAAP"), excluding gains or losses from sales of property and extraordinary items under GAAP, plus depreciation and amortization, and after adjustments to derive the Company's pro rata share of FFO of consolidated and unconsolidated joint ventures.  Further, the Company does not adjust FFO to eliminate the effects of non-recurring charges.  The Company believes that FFO is a meaningful supplemental measure of its operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses.  However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient.  Thus, NAREIT created FFO as a supplemental measure of operating performance for real estate investment trusts that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP.  The Company believes that the use of FFO, combined with the required GAAP presentations, has been beneficial in improving the understanding of operating results of real estate investment trusts among the investing public and making comparisons of operating results among such companies more meaningful.  FFO as reported by Parkway may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition.  Funds from operations do not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States and is not an indication of cash available to fund cash needs.  Funds from operations should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

The following is a reconciliation of FFO and net income available to common stockholders for office properties and total consolidated entities for the three months ending June 30, 2006 and 2005.

	As of or for the three months ended			As of or for the three months ended
	June 30, 2006			June 30, 2005
	Office & Parking	Unallocated		Office & Parking	Unallocated
	Properties	and Other	Consolidated	Properties	and Other	Consolidated
		(In thousands)			(In thousands)

Property operating revenues (a)	$49,897	$-	$49,897	$47,972	$-	$47,972
Property operating expenses (b)	(23,252)	-	(23,252)	(22,341)	-	(22,341)
Property net operating income from
continuing operations	26,645	-	26,645	25,631	-	25,631

Management company income	-	4,436	4,436	-	1,231	1,231
Other income	-	7	7	-	106	106
Interest expense (c)	(7,217)	(2,579)	(9,796)	(6,942)	(1,842)	(8,784)
Management company expenses	-	(300)	(300)	-	(123)	(123)
General and administrative expenses	-	(977)	(977)	-	(832)	(832)
Other expense	-	(2)	(2)	-	(1)	(1)
Equity in earnings of unconsolidated
joint ventures	(84)	-	(84)	250	-	250
Adjustment for depreciation and amortization -
unconsolidated joint ventures	214	-	214	232	-	232
Adjustment for depreciation and amortization -
discontinued operations	-	-	-	185	-	185
Adjustment for minority interest -
real estate partnerships	(351)	-	(351)	(206)	-	(206)
Income (loss) from discontinued operations	(4)	-	(4)	219	-	219
Loss on non depreciable assets	(119)	-	(119)	-	(340)	(340)
Dividends on preferred stock	-	(1,200)	(1,200)	-	(1,200)	(1,200)
Dividends on convertible preferred stock	-	(586)	(586)	-	(586)	(586)
Funds from operations available
to common stockholders	19,084	(1,201)	17,883	19,369	(3,587)	15,782

Depreciation and amortization	(14,295)	-	(14,295)	(14,595)	-	(14,595)
Depreciation and amortization -
unconsolidated joint ventures	(214)	-	(214)	(232)	-	(232)
Depreciation and amortization -
discontinued operations	-	-	-	(185)	-	(185)
Depreciation and amortization - minority
interest - real estate partnerships	415	-	415	190	-	190
Gain on sale of joint venture interest	-	-	-	1,331		1,331
Gain on sale of real estate	13,584	-	13,584	-	-	-
Net income (loss) available to common
stockholders	$18,574	$(1,201)	$17,373	$5,878	$(3,587)	$2,291

Capital expenditures	$8,036	$-	$8,036	$9,760	$-	$9,760

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

The following is a reconciliation of FFO and net income available to common stockholders for office properties and total consolidated entities for the six months ending June 30, 2006 and 2005.

	As of or for the six months ended			As of or for the six months ended
	June 30, 2006			June 30, 2005
	Office & Parking	Unallocated		Office & Parking	Unallocated
	Properties	and Other	Consolidated	Properties	and Other	Consolidated
		(In thousands)			(In thousands)

Property operating revenues (a)	$99,594	$-	$99,594	$94,560	$-	$94,560
Property operating expenses (b)	(47,407)	-	(47,407)	(43,275)	-	(43,275)
Property net operating income from
continuing operations	52,187	-	52,187	51,285	-	51,285

Management company income	-	4,798	4,798	-	2,282	2,282
Other income	-	26	26	-	241	241
Interest expense (c)	(14,374)	(4,848)	(19,222)	(13,720)	(3,047)	(16,767)
Management company expenses	-	(675)	(675)	-	(358)	(358)
General and administrative expenses	-	(2,123)	(2,123)	-	(2,550)	(2,550)
Other expense	-	(3)	(3)	-	(2)	(2)
Equity in earnings of unconsolidated
joint ventures	326	-	326	765	-	765
Adjustment for depreciation and amortization -
unconsolidated joint ventures	503	-	503	515	-	515
Adjustment for depreciation and amortization -
discontinued operations	-	-	-	315	-	315
Adjustment for minority interest -
real estate partnerships	(681)	-	(681)	(744)	-	(744)
Income (loss) from discontinued operations	(2)	-	(2)	527	-	527
Loss on non depreciable assets	(119)	-	(119)	-	(340)	(340)
Dividends on preferred stock	-	(2,400)	(2,400)	-	(2,400)	(2,400)
Dividends on convertible preferred stock	-	(1,173)	(1,173)	-	(1,173)	(1,173)
Funds from operations available
to common stockholders	37,840	(6,398)	31,442	38,943	(7,347)	31,596

Depreciation and amortization	(28,021)	-	(28,021)	(25,739)	-	(25,739)
Depreciation and amortization -
unconsolidated joint ventures	(503)	-	(503)	(515)	-	(515)
Depreciation and amortization -
discontinued operations	-	-	-	(315)	-	(315)
Depreciation and amortization - minority
interest - real estate partnerships	825	-	825	423	-	423
Gain on sale of joint venture interest	-	-	-	1,331	-	1,331
Gain on sale of real estate	13,584	-	13,584	-	-	-
Minority interest - unit holders	-	-	-	-	(1)	(1)
Net income (loss) available to common
stockholders	$23,725	$(6,398)	$17,327	$14,128	$(7,348)	$6,780

Total assets	$1,190,388	$23,825	$1,214,213	$1,133,261	$6,990	$1,140,251

Office and parking properties	$1,052,499	$-	$1,052,499	$1,000,765	$-	$1,000,765

Investment in unconsolidated joint ventures	$11,280	$-	$11,280	$13,833	$-	$13,833

Capital expenditures	$15,344	$-	$15,344	$17,302	$-	$17,302

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

 Overview

         Parkway is a self-administered and self-managed REIT specializing in the acquisition, operations and leasing of office properties.  The Company is geographically focused on the Southeastern and Southwestern United States and Chicago.  As of July 1, 2006 Parkway owned or had an interest in 67 office properties located in 11 states with an aggregate of approximately 11.9 million square feet of leasable space.  The Company generates revenue primarily by leasing office space to its customers and providing management and leasing services to third-party office property owners (including joint venture interests).  The primary drivers behind Parkway's revenues are occupancy, rental rates and customer retention.

Occupancy.  Parkway's revenues are dependent on the occupancy of its office buildings.  As a result of job losses and over supply of office properties during 2001 through 2003, vacancy rates increased nationally and in Parkway's markets.  In 2004, the office sector began to recover from high vacancy rates due to improving job creation.  As of July 1, 2006, occupancy of Parkway's office portfolio was 90% compared to 89.4% as of April 1, 2006 and 90.4% as of July 1, 2005.  Not included in the July 1, 2006 occupancy rate are 30 signed leases totaling 162,000 square feet, which commence during the third through fourth quarters of 2006 and will raise Parkway's percentage leased to 91.4%.  To combat rising vacancy, Parkway utilizes innovative approaches to produce new leases.  These include the Broker Bill of Rights, a short-form service agreement and customer advocacy programs which are models in the industry and have helped the Company maintain occupancy around 90% during a time when the national occupancy rate is approximately 86%.  Parkway projects occupancy ranging from 89% to 93% during 2006 for its office properties.

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

Customer Retention.  Keeping existing customers is important as high customer retention leads to increased occupancy, less downtime between leases, and reduced leasing costs.  Parkway estimates that it costs five to six times more to replace an existing customer with a new one than to retain the customer.  In making this estimate, Parkway takes into account the sum of revenue lost during downtime on the space plus leasing costs, which rise as market vacancies increase.  Therefore, Parkway focuses a great deal of energy on customer retention.  Parkway's operating philosophy is based on the premise that it is in the customer retention business.  Parkway seeks to retain its customers by continually focusing on operations at its office properties.  The Company believes in providing superior customer service; hiring, training, retaining and empowering each employee; and creating an environment of open communication both internally and externally with customers and stockholders.  Over the past nine years, Parkway maintained an average 73.8% customer retention rate.  Parkway's customer retention for the three months and six months ended June 30, 2006 was 61.3% and 70.9%, respectively, compared to 78.4% and 76% for the three months and six months ended June 30, 2005, respectively.

 Strategic Planning.  For many years, Parkway has been engaged in a process of strategic planning and goal setting.  The material goals and objectives of Parkway's earlier strategic plans have been achieved, and benefited Parkway's stockholders through increased Funds from Operations available to common shareholders ("FFO") and dividend payments per share.

       On January 1, 2006, the Company initiated a new operating plan referred to as the "GEAR UP" Plan.  At the heart of the GEAR UP Plan are Great People transforming Parkway through Equity Opportunities and Asset Recycling from an owner-operator to an operator-owner. Our long-standing commitment to Retain our Customers and provide an Uncompromising Focus on Operations remains steadfast.  We believe that by accomplishing these goals we can deliver excellent Performance to our shareholders.  The GEAR UP Plan is more of an evolution from the prior strategic plan, the VALUE SQUARE Plan, rather than a revolutionary new plan as there are many similarities between the two plans.  The goals of the GEAR UP Plan are as follows:

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

•         Asset Recycling. The Company has demonstrated its willingness in the past to sell assets when management believed the time was right.  Since the start of the GEAR UP Plan development almost two years ago, the investment market has continued to indicate that now is the time to pursue certain sales to maximize value; therefore Asset Recycling has risen in importance.  Parkway has identified 26 buildings in twelve markets which total approximately 6 million rentable square feet to be part of the asset recycling program during the GEAR UP Plan.  Excluding the two Chicago properties, most of these properties are smaller assets or located in smaller markets that do not fit with the Company strategy of owning larger assets in institutional markets.  The dispositions that are planned will help align the Company's portfolio with its current acquisition criteria, which focuses on larger properties in institutional markets.  In most cases, Parkway will seek to keep a 10 to 30% joint venture interest in the properties being recycled and retain management and leasing agreements.

These two goals, Equity Opportunities and Asset Recycling, are what combine to transform Parkway from being first an owner of real estate, and secondarily an operator of real estate for others to being first an operator of real estate for others that also owns an interest in the real estate.  The three years of the GEAR UP Plan are a springboard for this transformation.  The plan anticipates the sale, mainly through the joint venture format of approximately $843 million in assets, including the joint venture of One Illinois Center located at 111 East Wacker Drive and Two Illinois Center located at 233 North Michigan Avenue in Chicago.  Simultaneously, the Plan includes fully investing the remaining $443 million for the Ohio PERS fund and making fee simple acquisitions of approximately $600 million, which includes the purchase of One Illinois Center.  Management strongly believes that these actions will result in Parkway better leveraging its core strength of operating office properties and will be advantageous for the Company's shareholders over the long term.

The key to success in GEAR UP will be in the areas of Equity Opportunities and Asset Recycling.  To prepare for the challenges of these goals, Parkway hired a full time fund manager and a full time dispositions officer for the first time in corporate history and both of them are diligently working to achieve these goals.

Parkway has made progress on its Asset Recycling and Equity Opportunities goals.  For the six months ending June 30, 2006, the Ohio PERS fund purchased two office properties for $24 million, of which Parkway owns 25%, and Parkway sold an office property, of which the Company owned 30%, for a total sales price of $105.5 million.  On July 11, 2006, the Company purchased One Illinois Center located at 111 East Wacker Drive in Chicago, Illinois for $198 million.  Parkway has engaged Wachovia Securities to market One Illinois Center, combined with the Company's Two Illinois Center property, as a single joint venture.  The Company expects to retain an ownership interest of approximately 25% and to close the joint venture in late 2006.  On August 2, 2006, the Company sold the Central Station building in St. Petersburg, Florida for $15 million.

•         Retain Customers.  Customer retention remains the cornerstone of the Company's business.  We believe that our focus on the customer is why partners are choosing to partner with Parkway.  The goal is a customer retention rate of 70% to 75%.  For the six months ending June 30, 2006, Parkway's customer retention rate was 70.9%.

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

For the GEAR UP Plan Parkway is not abandoning the use of Funds from Operations as an operating metric, but rather carrying it a step further to include accountability for capital items and removing the accounting adjustments which are not directly influenced by the operations of its properties.   Management believes an Adjusted FAD goal provides an effective alignment with the shareholders by focusing the team on maximizing income from operations while being mindful of capital expenses and ultimately the funds available to cover the dividend.   Cumulative Adjusted FAD is calculated as the sum of Adjusted FAD for each of the three years of the plan.    The adjustments that will be made to FAD reported each quarter principally include charges for impairment of value and expenses related to the early extinguishment of debt.

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

       To date, the Fund has purchased a two-building office portfolio in Orlando, Florida for a combined purchase price of $28.4 million and a two-building office portfolio in Jacksonville, Florida for a combined purchase price of $24 million.  The Fund expects to spend an additional $4.2 million for closing costs, building improvements, leasing costs and tenant improvements for these properties during the first two years of ownership.  The purchases were funded with $31.6 million in first mortgage placements by the fund and with equity contributions from the partners.  There is approximately $443 million remaining capacity for fund office investments.  The remaining office investments are expected to be funded over the next two years by approximately $266 million in mortgage debt and $177 million in equity contributions from partners.  As properties are purchased by the Fund, Parkway expects to use bank lines of credit to fund its share of the equity contributions, which will total $44.3 million.

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

Financial Condition

Comments are for the balance sheet dated June 30, 2006 compared to the balance sheet dated December 31, 2005.

Office and Parking Properties.  In 2006, Parkway continued the application of its strategy of operating and acquiring office properties, joint venturing interests in office assets, as well as liquidating non-core assets and office assets that no longer meet the Company's investment criteria and/or the Company has determined value will be maximized by selling.  During the six months ending June 30, 2006, total assets increased $25.9 million and office and parking properties (before depreciation) increased $32.4 million or 2.7%.

Purchases, Dispositions and Improvements

        Parkway's direct investment in office and parking properties increased $11.6 million net of depreciation to a carrying amount of $1.1 billion at June 30, 2006, and consisted of 61 office and parking properties.  The primary reason for the increase in office and parking properties relates to the net effect of the purchase of an additional 75% interest in an office property, the purchase of two office properties, building improvements and depreciation recorded during the quarter.

On March 7, 2006, Parkway, through affiliated entities, purchased for $1.4 million the limited partner's interest in Moore Building Associates, LP ("MBALP"), which owns the Toyota Center in downtown Memphis, Tennessee.  This raises Parkway's total effective ownership interest in this entity to 75.025%.

On May 15, 2006, the Fund purchased a two-building office portfolio in Jacksonville, Florida for a combined purchase price of $24 million.  The BellSouth Building is a four-story, 92,000 square foot office project constructed in 1996.  The second property, Centurion Centre, is a four-story, 88,000 square foot office project and was constructed in 1993.  The Fund expects to spend an additional $901,000 for closing costs, building improvements, leasing costs and tenant improvements during the first two years of ownership.  In accordance with generally accepted accounting principles ("GAAP"), the discretionary fund has been included in the consolidated financial statements of Parkway since Parkway is the sole general partner and has authority to make major decisions on behalf of the fund, thereby giving Parkway a controlling interest.

        During the six months ending June 30, 2006, the Company capitalized building improvements and additional purchase expenses of $13.4 million and recorded depreciation expense of $21.8 million related to its office and parking properties.

On July 11, 2006, the Company purchased One Illinois Center located at 111 East Wacker Drive in Chicago, Illinois for $198 million plus closing costs and transfer taxes of approximately $1.6 million.  The Company anticipates building improvements and leasing costs of $15.8 million during the first two years of ownership.  Parkway has engaged Wachovia Securities to market One Illinois Center, combined with the Company's Two Illinois Center property located at 233 North Michigan Avenue, as a single joint venture.  The Company expects to retain an ownership interest of approximately 25% and to close the joint venture in late 2006.

On August 2, 2006, the Company sold the Central Station building in St. Petersburg, Florida for $15 million, and the proceeds were used to reduce amounts outstanding under bank lines of credit.  Parkway will recognize a gain on the sale of approximately $200,000 in the third quarter of 2006.

Investment in Unconsolidated Joint Ventures.  Investment in unconsolidated joint ventures decreased $1.7 million for the six months ended June 30, 2006 and is primarily due to the sale of the Viad Corporate Center, of which Parkway owned 30%, on June 23, 2006.  The Company and its joint venture partner sold the Viad Corporate Center in Phoenix, Arizona for $105.5 million.  The buyer assumed the existing mortgage debt of $50 million in the sale.  The Company received cash proceeds from the sale of approximately $15.4 million and recognized a gain of $13.6 million.  In addition to the gain, Parkway recognized management and incentive fees of $4.2 million as a result of the economic returns generated above an IRR hurdle rate achieved over the life of the Viad joint venture and incurred $325,000 in costs associated with the loan transfer.

Rents Receivable and Other Assets.  Rents receivable and other assets increased $19.1 million or 27.4% for the six months ended June 30, 2006 and is primarily due to earnest money and loan deposits of $15.9 million paid in connection with the purchase of One Illinois Center in Chicago, which closed July 11, 2006.

Notes Payable to Banks.  Notes payable to banks increased $17 million or 11.3% during the six months ended June 30, 2006.  At June 30, 2006, notes payable to banks totaled $167.4 million and the increase is primarily attributable to advances under bank lines of credit to purchase additional properties and make improvements to office properties.

        On April 27, 2006 the Company closed a new $200 million credit facility led by Wachovia Bank and syndicated to nine other banks. This line replaces the existing $190 million revolver, which was to mature in February 2007.  The facility is comprised of a $60 million term loan maturing in April 2011 and a $140 million revolving loan maturing in April 2010. The interest rate on the $200 million line is based on LIBOR plus 80 to 130 basis points, depending upon overall Company leverage.  The Company paid a facility fee of $200,000 (10 basis points) and origination fees of $688,000 (34.4 basis points) upon closing of the loan agreement.  Additionally, the Company pays an annual administration fee of $35,000 and fees on the unused portion of the revolver ranging between 12.5 and 20 basis points based upon overall Company leverage.  This new line affords the Company greater financial flexibility and lower interest cost.

        Mortgage Notes Payable.  During the six months ended June 30, 2006, mortgage notes payable increased $7 million or 1.5% and is due to scheduled principal payments on mortgages and the placement of mortgage debt of $14.4 million.

        In connection with the purchase of the BellSouth Building and Centurion Centre on behalf of the discretionary fund with Ohio PERS, on May 19, 2006, the fund placed a $14.4 million ten-year first mortgage at a fixed rate of 5.90%.  Payments during the first five years of the mortgage term will be on an interest-only basis.

        The purchase of One Illinois Center on July 11, 2006 was funded by a $148.5 million non-recourse first mortgage at a fixed interest rate of 6.29% with interest only payments for five years and a ten-year maturity.  In connection with the first-mortgage, the Company delivered $11.3 million in letters of credit to satisfy the various escrow requirements made by the lender.  These letters of credit expire June 30, 2007.  Additional purchase funding was provided by a $33.7 million mezzanine loan with a six-month term at an interest rate of LIBOR plus 130 basis points (current rate set at 6.65%), proceeds from the recent sale of Viad Corporate Center in Phoenix and amounts drawn under existing lines of credit.

        The Company expects to continue seeking fixed-rate, non-recourse mortgage financing with maturities from five to ten years typically amortizing over 25 to 30 years on select office building investments as additional capital is needed.  The Company targets a debt to total market capitalization rate at a percentage in the mid-40's.  This rate may vary at times pending acquisitions, sales and/or equity offerings.  In addition, volatility in the price of the Company's common stock may affect the debt to total market capitalization ratio.  However, over time the Company plans to maintain a percentage in the mid-40's.  In addition to this debt ratio, the Company monitors interest, fixed charge and modified fixed charge coverage ratios.  The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization ("EBITDA").    The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA.  The modified fixed charge coverage ratio is computed by comparing cash interest accrued and preferred dividends paid to EBITDA.  In accordance with the GEAR UP Plan, Parkway has established a self-imposed limit for the modified fixed charge coverage ratio of 2.5 times as the Company's pledge not to use leverage to achieve Company goals.  Management believes the debt to market capitalization, interest coverage, fixed charge coverage and modified fixed charge coverage ratios provide useful information on total debt levels as well as the Company's ability to cover interest, principal and/or preferred dividend payments with current income.

        Following the July 11, 2006 purchase of One Illinois Center in Chicago, Illinois and the sale of Central Station in St. Petersburg, Florida on August 2, 2006, Parkway's projected debt to total market capitalization will be approximately 53%.  The Company has engaged Wachovia Securities to market One Illinois Center, combined with the Company's Two Illinois Center property, as a single joint venture.  The Company expects to retain an ownership interest of approximately 25% and to close the joint venture in late 2006.  The proceeds from the sale of this joint venture interest will be used to reduce amounts outstanding under bank lines of credit and to purchase office properties.  After the joint venture of One and Two Illinois Center, Parkway anticipates that the debt to total market capitalization ratio will return to a percentage in the mid-40's.

                The computation of the interest, fixed charge and modified fixed charge coverage ratios and the reconciliation of net income to EBITDA is as follows for the six months ended June 30, 2006 and 2005 (in thousands):

	Six Months Ended
	June 30
	2006	2005
Net Income	$20,900	$10,353
Adjustments to Net Income:
Interest expense	18,665	16,174
Amortization of financing costs	557	593
Depreciation and amortization	28,021	26,054
Amortization of nonvested shares and share equivalents	308	167
Gain on sale of joint venture interest, real estate and other assets	(13,465)	(991)
Tax expenses	-	55
EBITDA adjustments - unconsolidated joint ventures	1,627	1,290
EBITDA adjustments - minority interest in real estate partnerships	(1,505)	(1,074)
EBITDA (1)	$55,108	$52,621

Interest Coverage Ratio:
EBITDA	$55,108	$52,621
Interest expense:
Interest expense	$18,665	$16,174
Capitalized interest	-	52
Interest expense - unconsolidated joint ventures	756	695
Interest expense - minority interest in real estate partnerships	(658)	(639)
Total interest expense	$18,763	$16,282
Interest Coverage Ratio	2.94	3.23

Fixed Charge Coverage Ratio:
EBITDA	$55,108	$52,621
Fixed charges:
Interest expense	$18,763	$16,282
Preferred dividends	3,573	3,573
Preferred distributions - unconsolidated joint ventures	-	21
Principal payments (excluding early extinguishment of debt)	7,375	8,094
Principal payments - unconsolidated joint ventures	22	87
Principal payments - minority interest in real estate partnerships	(147)	(315)
Total fixed charges	$29,586	$27,742
Fixed Charge Coverage Ratio	1.86	1.90

Modified Fixed Charge Coverage Ratio:
EBITDA	$55,108	$52,621
Modified Fixed Charges:
Interest expense	$18,763	$16,282
Preferred dividends	3,573	3,573
Preferred distributions - unconsolidated joint ventures	-	21
Total Modified Fixed Charges	$22,336	$19,876
Modified Fixed Charge Coverage Ratio	2.47	2.65

(1)   Parkway defines EBITDA, a non-GAAP financial measure, as net income before interest, income taxes, depreciation, amortization, losses on early extinguishment of debt and other gains and losses.  EBITDA, as calculated by us, is not comparable to EBITDA reported by other REITs that do not define EBITDA exactly as we do.

        The Company believes that EBITDA helps investors and Parkway's management analyze the Company's ability to service debt and pay cash distributions.  However, the material limitations associated with using EBITDA as a non-GAAP financial measure compared to cash flows provided by operating, investing and financing activities are that EBITDA does not reflect the Company's historical cash expenditures or future cash requirements for working capital, capital expenditures or the cash required to make interest and principal payments on the Company's outstanding debt.  Although EBITDA has limitations as an analytical tool, the Company compensates for the limitations by only using EBITDA to supplement GAAP financial measures.  Additionally, the Company believes that investors should consider EBITDA in conjunction with net income and the other required GAAP measures of its performance and liquidity to improve their understanding of Parkway's operating results and liquidity.

        Parkway views EBITDA primarily as a liquidity measure and, as such, the GAAP financial measure most directly comparable to it is cash flows provided by operating activities.  Because EBITDA is not a measure of financial performance calculated in accordance with GAAP, it should not be considered in isolation or as a substitute for operating income, net income, cash flows provided by operating, investing and financing activities prepared in accordance with GAAP.  The following table reconciles EBITDA to cash flows provided by operating activities for the six months ended June 30, 2006 and 2005 (in thousands):

	Six Months Ended
	June 30
	2006	2005

EBITDA	$55,108	$52,621

Amortization of above market leases	678	867
Operating distributions from unconsolidated joint ventures	785	966
Interest expense	(18,665)	(16,174)
Tax expense	-	(55)
Increase in receivables and other assets	(2,526)	(5,898)
Decrease in accounts payable and other liabilities	(812)	(2,530)
Adjustments for minority interests	1,361	1,396
Adjustments for unconsolidated joint ventures	(1,953)	(2,055)

Cash flows provided by operating activities	$33,976	$29,138

        Minority Interest - Real Estate Partnerships. During the six months ending June 30, 2006, minority interest associated with real estate partnerships decreased $3.4 million.  The decrease is attributable to Parkway's purchase, through affiliated entities, of the limited partner's interest in MBALP on March 7, 2006.  This raises Parkway's total effective ownership interest in MBALP to 75.025%.

        Stockholders' Equity. Stockholders' equity decreased $919,000 during the six months ended June 30, 2006, as a result of the following (in thousands):

Increase
(Decrease)
Net income	$20,900
Change in unrealized loss on equity securities	79
Change in market value of interest rate swaps	726
Comprehensive income	21,705
Common stock dividends declared	(18,383)
Preferred stock dividends declared	(3,573)
Purchase of Company stock	(2,814)
Exercise of stock options	1,364
Share based compensation expense	308
Shares distributed from deferred compensation plan	304
Shares issued in lieu of Directors' fees	170
$(919)

        On February 9, 2006, the Board of Directors authorized the repurchase of up to 1 million shares of Parkway's outstanding common stock through August 2006.  The shares may be purchased in the open market or in privately negotiated transactions, and at times and in amounts that the Company deems appropriate.  For the six months ended June 30, 2006, the Company purchased 71,400 shares of common stock for $2.8 million, which equates to an average price per share of $39.41.

Results of Operations

 Comments are for the three months and six months ended June 30, 2006 compared to the three months and six months ended June 30, 2005.

        Net income available to common stockholders for the three months ended June 30, 2006, was $17.4 million ($1.24 per basic common share) as compared to net income available to common stockholders of $2.3 million ($.16 per basic common share) for the three months ended June 30, 2005.  Net income available to common stockholders for the six months ended June 30, 2006 was $17.3 million ($1.23 per basic common share) compared to $6.8 million ($.48 per basic common share) for the six months ended June 30, 2005.  Net gains of $13.5 million and $991,000 were included in net income available to common stockholders for the three months and six months ended June 30, 2006 and 2005, respectively.

        Office and Parking Properties.  The analysis below includes changes attributable to same store properties, acquisitions and dispositions of office properties.  Same store properties are those that the Company owned for the entire three month and six month periods ended June 30, 2006 and 2005.  At June 30, 2006, same store properties consisted of 55 properties comprising 10.3 million square feet.  Properties acquired in 2005 and 2006 that do not meet the definition of same store properties consisted of four properties with 497,000 square feet in 2005 and two properties with 180,000 square feet in 2006.

        The following table represents income from office and parking properties for the three months and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30				Six Months Ended June 30
			Increase	%			Increase	%
	2006	2005	(Decrease)	Change	2006	2005	(Decrease)	Change
Income from office and parking properties:
Same store properties	$46,907	$47,183	$(276)	-0.6%	$84,121	$85,814	$(1,693)	-2.0%
Properties acquired in 2005	2,660	-	2,660	0.0%	15,141	6,870	8,271	120.4%
Properties acquired in 2006	383	-	383	0.0%	383	-	383	0.0%
Properties disposed	(53)	789	(842)	-106.7%	(51)	1,876	(1,927)	-102.7%
Total income from office and
parking properties	$49,897	$47,972	$1,925	4.0%	$99,594	$94,560	$5,034	5.3%

        Income from office and parking properties for same store properties decreased $276,000 and $1.7 million for the three months and six months ended June 30, 2006, respectively, compared to the same periods for 2005.  The primary reason for the decrease is due to a decline in same store occupancy and average rental rates for same store properties for the six months ended June 30, 2006 compared to June 30, 2005.  Same store occupancy was 89.4% and 90% as of June 30, 2006 and 2005, respectively.

        The following table represents property operating expenses for the three months and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30				Six Months Ended June 30
			Increase	%			Increase	%
	2006	2005	(Decrease)	Change	2006	2005	(Decrease)	Change
Property operating expenses:
Same store properties	$22,025	$21,971	$54	0.2%	$40,208	$39,281	$927	2.4%
Properties acquired in 2005	1,088	-	1,088	0.0%	7,060	3,219	3,841	119.3%
Properties acquired in 2006	150	-	150	0.0%	150	-	150	0.0%
Properties disposed	(11)	370	(381)	-103.0%	(11)	775	(786)	-101.4%
Total property
operating expenses	$23,252	$22,341	$911	4.1%	$47,407	$43,275	$4,132	9.5%

        Property operating expenses for same store properties increased $54,000 and $927,000 for the three months and six months ended June 30, 2006, respectively, compared to the same periods for 2005.  The primary reason for the increase is due to increased utility rates and real estate taxes.

        Depreciation and amortization expense attributable to office and parking properties increased $2.3 million for the six months ended June 30, 2006 compared to June 30, 2005 and is due to the increase in our net investment in office and parking properties due to additional purchases and improvements to properties.

Management Company Income.  The increase in management company income of $2.5 million for the six months ending June 30, 2006 compared to the six months ending June 30, 2005 is primarily due to the additional management fee and incentive fee of $4.2 million as a result of the economic returns generated above an internal rate of return hurdle rate achieved over the life of the Viad joint venture.  The fees were received and recognized by Parkway in the second quarter of 2006 at closing of the sale of Viad Corporate Center.   For the six months ending June 30, 2005, management company income included acquisition fees earned on the Maitland 200 joint venture of $947,000, an incentive fee of $400,000 earned in connection with the 233 North Michigan joint venture and a commission on the sale of land on behalf of a third-party of $385,000.

        Management Company Expenses.  Management company expenses increased $317,000 for the six months ending June 30, 2006 compared to the same period of 2005 and is attributable to increased personnel and administrative costs allocated to manage and expand fund and joint venture operations.

General and Administrative Expense.  General and administrative expense decreased $427,000 for the six months ended June 30, 2006 compared to the same period in 2005.  The decrease is primarily due to the net effect of the increase in personnel costs in 2006 and the write off of an investment fee in the amount of $288,000 associated with the original 233 North Michigan joint venture and an additional reserve for a land dispute in the amount of $100,000, both recorded in the first quarter of 2005.  Additionally, intercompany management fee income, which is eliminated in Parkway's consolidated financial statements as an offset to general and administrative expense, increased in 2006 approximately $398,000 as a result of increased fee income earned through the discretionary fund with Ohio PERS and due to leasing and construction fees earned in connection with unconsolidated joint ventures.

        Share Based Compensation Expense.  Effective January 1, 2006, Parkway adopted FASB Statement No. 123R, Share-Based Payment ("FAS 123R") using the modified-prospective transition method. In the past the Company had granted stock options for a fixed number of shares to employees and directors with an exercise price equal to or above the fair value of the shares at the date of grant.  However, no stock options have been granted to employees since 2002 or to directors since 2003.  Since 2003, Parkway has elected to grant restricted shares and deferred incentive share units instead of stock options.  Therefore, the adoption of FAS 123R has not had a material impact on income from continuing operations, net income, cash flow from operations, cash flow from financing activities or basic and diluted earnings per share.

        Share based compensation expense of $308,000 and $167,000 was recognized for the six months ending June 30, 2006 and 2005, respectively.  Total compensation expense related to nonvested awards not yet recognized was $2.6 million as of June 30, 2006.  The weighted average period over which this expense is expected to be recognized is approximately 3.5 years.

        Effective July 1, 2006, the Board of Directors granted 67,500 restricted shares to officers of the Company.  Half of the shares will vest four years from grant date.  The remaining half will vest if Parkway achieves the strategic goals of the GEAR UP Plan, which will end December 31, 2008.  The Company will record compensation expense for the shares that vest based solely on service conditions beginning July 1, 2006 over a four year period.  Compensation expense will not be recorded on the shares that vest based on achievement of the GEAR UP Plan until the Company determines that it is probable that the goal will be achieved.  Therefore, no expense will be recorded on the shares that vest based on performance conditions in 2006.

        Gain (Loss) on Sale of Joint Venture Interests, Real Estate and Other Assets.  For the three months and six months ended June 30, 2006, Parkway recorded a gain on the sale of the Viad Corporate Center in the amount of $13.6 million and recognized an impairment loss on investment securities in the amount of $119,000.  For the three months and six months ended June 30, 2005, the Company recorded a gain on the sale of an 80% joint venture interest in Maitland 200, an office building in Orlando, Florida, in the amount of $1.3 million and recorded an impairment loss of $340,000 on 12 acres of land in New Orleans, Louisiana.

        Interest Expense.  Interest expense, including amortization, increased $1 million and $2.5 million for the three months and six months ended June 30, 2006, respectively, compared to the same periods of 2005 and is comprised of the following (in thousands):

	Three Months Ended June 30				Six Months Ended June 30
			Increase	%			Increase	%
	2006	2005	(Decrease)	Change	2006	2005	(Decrease)	Change
Interest expenses:
Mortgage interest expense	$6,868	$6,559	$309	4.7%	$13,678	$13,004	$674	5.2%
Bank line interest expense	2,466	1,717	749	43.6%	4,614	2,797	1,817	65.0%
Subsidiary redeemable
preferred membership
interest	187	187	-	0.0%	373	373	-	0.0%
Mortgage loan cost
amortization	161	195	(34)	-17.4%	323	343	(20)	-5.8%
Bank loan cost
amortization	114	126	(12)	-9.5%	234	250	(16)	-6.4%

Total interest expense	$9,796	$8,784	$1,012	11.5%	$19,222	$16,767	$2,455	14.6%

        Mortgage interest expense increased $674,000 for the six months ended June 30, 2006 compared to June 30, 2005 and is due to the net effect of new loans placed or assumed in 2006 and 2005, the transfer of a mortgage in connection with the sale of a joint venture interest in 2005 and the refinancing of the TIAA mortgage in 2005.  The average interest rate on mortgage notes payable as of June 30, 2006 and 2005 was 5.7% and 5.8%, respectively.

Bank line interest expense increased $1.8 million for the six months ended June 30, 2006 compared to the same period for 2005.  The change is primarily due to the increase in the average balance of bank borrowings from $126.9 million for the six months ended June 30, 2005 to $162.7 million for the six months ended June 30, 2006.  Additionally, the weighted average interest rate on bank lines of credit increased from 4.26% during the six months ended June 30, 2005 to 5.64% during the same period in 2006.  The increase in bank borrowings is primarily attributable to advances for purchases of office properties.

        Discontinued Operations.  Discontinued operations is comprised of the following for the three months and six months ending June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30				Six Months Ended June 30
			Increase	%			Increase	%
	2006	2005	(Decrease)	Change	2006	2005	(Decrease)	Change
Discontinued operations:
Income (loss) from
discontinued operations	$(4)	$219	$(223)	-101.8%	$(2)	$527	$(529)	-100.4%

Total discontinued operations	$(4)	$219	$(223)	-101.8%	$(2)	$527	$(529)	-100.4%

In September 2005, the Company sold The Park on Camelback, an office property in Phoenix, Arizona, and 250 Commonwealth, an office property in Greenville, South Carolina, to unrelated third parties, and the Company recognized a net gain on the sales of $4.2 million in September 2005.  In accordance with GAAP, the net gains and all current and prior period income from these office properties has been classified as discontinued operations.

Liquidity and Capital Resources

Statement of Cash Flows.   Cash and cash equivalents were $3.8 million and $3.4 million at June 30, 2006 and December 31, 2005, respectively.  Cash flows provided by operating activities for the six months ending June 30, 2006 were $34 million compared to $29.1 million for the same period of 2005.  The change in cash flows from operating activities is primarily attributable to the effect of the timing of receipt of revenues and payment of expenses.

        Cash used in investing activities was $40.8 million for the six months ended June 30, 2006 compared to cash used in investing activities of $121.7 million for the same period of 2005.  The increase in cash provided by investing activities of $80.9 million is primarily due to decreased office property purchases in 2006 and an increase in distributions from unconsolidated joint ventures, which is attributable to the sales proceeds received for the sale of the Viad Corporate Center in June 2006.

        Cash provided by financing activities was $7.2 million for the six months ended June 30, 2006 compared to cash provided by financing activities of $92.6 million for the same period of 2005.  The decrease in cash provided by financing activities of $85.4 million is primarily due to the proceeds received from a stock offering in 2005 to fund office property purchases.

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

        At June 30, 2006, Parkway had a total of $167.4 million outstanding under a four-year $140 million unsecured revolving credit facility and a five-year $60 million unsecured term loan, both led by Wachovia Bank and syndicated to nine other banks (the "$200 million line"), a $15 million unsecured line of credit with PNC Bank (the "$15 million line") and a $9 million unsecured line of credit with Trustmark National Bank (the "$9 million line").  The interest rates on the $200 million line and the $15 million line were equal to the 30-day LIBOR rate plus 80 to 130 basis points, depending upon overall Company leverage.  The interest rate on the $9 million line was equal to the 30-day LIBOR rate plus 132.5 basis points.  The weighted average interest rate on unsecured lines of credit was 5.8% and 4.7% at June 30, 2006 and 2005, respectively.

On April 27, 2006 the Company closed the new $200 million unsecured credit facility led by Wachovia Bank and syndicated to nine other banks. The $200 million line replaced the previous $190 million line, which was to mature in February 2007.  The new facility is comprised of a $60 million term loan maturing in April 2011 and a $140 million revolving loan maturing in April 2010. The interest rate on the $200 million line is based on LIBOR plus 80 to 130 basis points depending upon overall Company leverage (with the current rate set at 115 basis points as of June 30, 2006).  The Company paid a facility fee of $200,000 (10 basis points) and origination fees of $688,000 (34.4 basis points) upon closing of the loan agreement.  Additionally, the Company pays an annual administration fee of $35,000 and fees on the unused portion of the revolver ranging between 12.5 and 20 basis points based upon overall Company leverage (with the rate set at 12.5 basis points at June 30, 2006).  The increased size of the line affords the Company greater financial flexibility and capacity while accommodating the Company's growth.

The $15 million line matures January 31, 2007, is unsecured and is expected to fund the daily cash requirements of the Company's treasury management system.  The $15 million line has a current interest rate equal to the 30-day LIBOR rate plus 115 basis points as of June 30, 2006.  The Company paid a facility fee of $15,000 (10 basis points) upon closing of the loan agreement.  Under the $15 million line, the Company does not pay annual administration fees or fees on the unused portion of the line.

The $9 million line with Trustmark National Bank is interest only, has a current interest rate equal to the 30-day LIBOR rate plus 132.5 basis points and matures December 7, 2006.  The proceeds of the loan were used to finance the construction of the City Centre Garage, which was completed in 2005.

To protect against the potential for rapidly rising interest rates, the Company entered into a total of four interest rate swap agreements in 2005 and 2004.  The Company designated the swaps as hedges of the variable interest rates on the Company's borrowings under the Wachovia unsecured revolving credit facility.  Accordingly, changes in the fair value of the swap are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings.  The Company's interest rate hedge contracts as of June 30, 2006 and 2005 are summarized as follows (in thousands):

					Fair
					Market Value
Type of	Notional	Maturity		Fixed	June 30
Hedge	Amount	Date	Reference Rate	Rate	2006	2005
Swap	$20,000	12/31/05	1-Month LIBOR	3.183%	$-	$52
Swap	$40,000	06/30/06	1-Month LIBOR	3.530%	-	112
Swap	$40,000	12/31/08	1-Month LIBOR	4.360%	1,053	-
Swap	$20,000	12/31/08	1-Month LIBOR	4.245%	578	-
					$1,631	$164

At June 30, 2006, the Company had $490.3 million of fixed rate mortgage notes payable with an average interest rate of 5.7% secured by office properties and $167.4 million drawn under bank lines of credit.  Parkway's pro rata share of unconsolidated joint venture debt was $9.9 million with an average interest rate of 5.2% at June 30, 2006.  Based on the Company's total market capitalization of approximately $1.4 billion at June 30, 2006 (using the June 30, 2006 closing price of $45.50 per common share), the Company's debt represented approximately 47.2% of its total market capitalization.  The Company targets a debt to total market capitalization rate at a percentage in the mid-40's.  This rate may vary at times pending acquisitions, sales and/or equity offerings.  In addition, volatility in the price of the Company's common stock may affect the debt to total market capitalization ratio.  However, over time the Company plans to maintain a percentage in the mid-40's.

        Following the July 11, 2006 purchase of One Illinois Center in Chicago, Illinois and the sale of Central Station in St. Petersburg, Florida on August 2, 2006, Parkway's projected debt to total market capitalization will be approximately 53%.  The Company has engaged Wachovia Securities to market One Illinois Center, combined with the Company's Two Illinois Center property, as a single joint venture.  The Company expects to retain an ownership interest of approximately 25% and to close the joint venture in late 2006.  The proceeds from the sale of this joint venture interest will be used to reduce amounts outstanding under bank lines of credit and to purchase office properties.  After the joint venture of One and Two Illinois Center, Parkway anticipates that the debt to total market capitalization ratio will return to a percentage in the mid-40's.

       In addition to the debt to total market capitalization ratio, the Company also monitors interest, fixed charge and modified fixed charge coverage ratios.  The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization ("EBITDA").  This ratio for the six months ending June 30, 2006 and 2005 was 2.94 and 3.23 times, respectively.  The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA.  This ratio for the six months ending June 30, 2006 and 2005 was 1.86 and 1.90 times, respectively.   The modified fixed charge coverage ratio is computed by comparing the cash interest accrued and preferred dividends paid to EBITDA.  This ratio for the six months ending June 30, 2006 and 2005 was 2.47 and 2.65 times, respectively.    In accordance with the GEAR UP Plan, Parkway has established a self-imposed limit for the modified fixed charge coverage ratio of 2.5 times as the Company's pledge not to use leverage to achieve Company goals.  Management believes the debt to market capitalization, interest coverage, fixed charge coverage and modified fixed charge coverage ratios provide useful information on total debt levels as well as the Company's ability to cover interest, principal and/or preferred dividend payments with current income.

        The table below presents the principal payments due and weighted average interest rates for the fixed rate debt as of June 30, 2006.

	Average	Fixed Rate Debt
	Interest Rate	(In thousands)
2006*	5.67%	$7,971
2007	5.65%	33,927
2008	5.64%	56,853
2009	5.90%	36,841
2010	5.75%	98,145
2011	6.30%	111,766
Thereafter	6.99%	144,792
Total		$490,295

Fair value at 06/30/06		$486,174

*Remaining six months

On July 11, 2006, the Company purchased One Illinois Center, a 1,003,000 square foot office building with an attached four-level structured parking garage located at 111 East Wacker Drive in the East Loop sub-market of Chicago.  The property was acquired for $198 million plus closing costs and transfer taxes of approximately $1.6 million.  Anticipated building improvements of $3.7 million and leasing costs of $12.1 million are projected for the first two years of ownership.  The purchase was funded by a $148.5 million non-recourse first mortgage at a fixed interest rate of 6.29% with interest only payments for five years and a ten-year maturity.  In connection with the first-mortgage, the Company delivered $11.3 million in letters of credit to satisfy the various escrow requirements made by the lender.  These letters of credit expire June 30, 2007.  Additional purchase funding was provided by a $33.7 million mezzanine loan with a six-month term at an interest rate of LIBOR plus 130 basis points (current rate set at 6.65%), proceeds from the recent sale of Viad Corporate Center in Phoenix and amounts drawn under existing lines of credit.

On August 2, 2006, the Company sold the Central Station building in St. Petersburg, Florida for $15 million, and the proceeds were used to reduce amounts outstanding under bank lines of credit.  Parkway will recognize a gain on the sale of approximately $200,000 in the third quarter of 2006.

        The Company presently has plans to make additional capital improvements at its office properties in 2006 of approximately $25 million.  These expenses include tenant improvements, capitalized acquisition costs and capitalized building improvements.  Approximately $5.6 million of these improvements relate to upgrades on properties acquired in recent years that were anticipated at the time of purchase.  All such improvements are expected to be financed by cash flow from the properties and advances on the bank lines of credit.

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

Contractual Obligations

        See information appearing under the caption "Financial Condition - Note Payable to Banks and Mortgage Notes Payable" in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of changes in long-term debt since December 31, 2005.

Funds From Operations

Management believes that funds from operations available to common shareholders ("FFO") is an appropriate measure of performance for equity REITs and computes this measure in accordance with the National Association of Real Estate Investment Trusts' ("NAREIT") definition of FFO.  Funds from operations is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles "GAAP"), excluding gains or losses from sales of property and extraordinary items under GAAP, plus depreciation and amortization, and after adjustments to derive the Company's pro rata share of FFO of consolidated and unconsolidated joint ventures.  Further, the Company does not adjust FFO to eliminate the effects of non-recurring charges.  The Company believes that FFO is a meaningful supplemental measure of its operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses.  However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient.  Thus, NAREIT created FFO as a supplemental measure of operating performance for real estate investment trusts that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP.  The Company believes that the use of FFO, combined with the required GAAP presentations, has been beneficial in improving the understanding of operating results of real estate investment trusts among the investing public and making comparisons of operating results among such companies more meaningful.  FFO as reported by Parkway may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition.  Funds from operations do not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States and is not an indication of cash available to fund cash needs.  Funds from operations should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

        The following table presents a reconciliation of the Company's net income to FFO for the three months and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Net income	$19,159	$4,077	$20,900	$10,353
Adjustments to derive funds from operations:
Depreciation and amortization	14,295	14,595	28,021	25,739
Depreciation and amortization - discontinued operations	-	185	-	315
Minority interest depreciation and amortization	(415)	(190)	(825)	(423)
Adjustments for unconsolidated joint ventures	214	232	503	515
Preferred dividends	(1,200)	(1,200)	(2,400)	(2,400)
Convertible preferred dividends	(586)	(586)	(1,173)	(1,173)
Gain on sale of joint venture interests	(13,584)	(1,331)	(13,584)	(1,331)
Other	-	-	-	1
Funds from operations applicable to common
shareholders	$17,883	$15,782	$31,442	$31,596

Inflation

        Except for insurance and utilities, inflation has not had a significant impact on the Company because of the relatively low inflation rate in the Company's geographic areas of operation.  Additionally, most of the leases require the customers to pay their pro rata share of operating expenses, including common area maintenance, real estate taxes, utilities and insurance, thereby reducing the Company's exposure to increases in operating expenses resulting from inflation.  The Company's leases typically have three to seven year terms, which may enable the Company to replace existing leases with new leases at market base rent, which may be higher or lower than the existing lease rate.

        Insurance.  Following the devastating hurricanes of 2004 and 2005, the insurance market for properties located in coastal and wind prone areas of the country has been volatile.  The Company's current property and casualty insurance policy for most properties has been in place since November 30, 2005 and is scheduled to renew April 1, 2007, at which time these lines of coverage will be renewed under the market conditions that exist at that time.  The Company expects that the cost of property coverage in some of its markets could increase significantly compared to the current cost.  There may also be a reduced capacity by insurance providers to fully cover the replacement value of properties in certain geographic regions.  Any increase in insurance costs directly related to each property will be passed through to customers to the extent allowed by the lease terms.

        Utilities.  Energy costs in most of our markets have increased over the past 12 months at a higher rate than the overall rate of inflation.  The Company has undertaken several initiatives to conserve energy and to educate our customers on the importance of conservation in controlling the operating cost of our properties.  The increase in energy costs have been passed through to customers to the extent allowed by the terms of each customer's lease agreement.  The Company estimates that approximately 50% of the increase in energy costs is paid by the customers.

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

The following table lists shares purchased to date under the existing authorization:

			(c) Total Number	(d) Maximum Number
			of Shares Purchased	of Shares that
	(a) Total Number	(b) Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs

05/01/06 to 05/31/06	71,400	$39.41	71,400	928,600
Total	71,400	$39.41	71,400	928,600

Item 4.        Submission of Matters to a Vote of Security Holders.

        On May 4, 2006, the Company held its Annual Meeting of Stockholders.  At the Annual Meeting, the following nine directors were elected to serve until the next Annual Meeting.

	SHARES OF COMMON STOCK		SHARES OF SERIES B PREFERRED STOCK
	FOR	WITHHOLD AUTHORITY	FOR	WITHHOLD AUTHORITY
Daniel P. Friedman	12,907,856	77,014	803,499	-
Roger P. Friou	12,860,528	124,342	803,499	-
Martin L. Garcia	12,908,972	75,897	803,499	-
Matthew W. Kaplan	12,856,665	128,205	803,499	-
Michael J. Lipsey	12,851,651	133,219	803,499	-
Joe F. Lynch	12,859,939	124,930	803,499	-
Steven G. Rogers	12,860,180	124,689	803,499	-
Leland R. Speed	12,495,975	488,895	803,499	-
Lenore M. Sullivan	12,908,151	76,719	803,499	-

In addition, the following items were also approved at the May 4, 2006 meeting:

Proposal to consider and ratify the adoption of the 2006 Employee Stock Purchase Plan.

	SHARES OF COMMON STOCK	SHARES OF SERIES B PREFERRED STOCK
FOR	10,633,814	803,499
AGAINST	193,959	-
ABSTAIN	22,216	-

Proposal to consider and ratify the appointment of Ernst &Young LLP as independent accountants of the Company for the 2006 fiscal year.

	SHARES OF COMMON STOCK	SHARES OF SERIES B PREFERRED STOCK
FOR	12,926,457	803,499
AGAINST	55,779	-
ABSTAIN	2,633	-

Item 6.        Exhibits.

10.1*   The Parkway Properties, Inc. 2006 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company's Proxy Material for its May 4, 2006 Annual Meeting).

10.2     First Amended and Restated Credit Agreement by and among Parkway Properties LP, a Delaware limited partnership; Wachovia Bank, National Association, as Agent; PNC Bank, National Association, as Syndication Agent; Bank of America, N.A., JPMorgan Chase Bank, N.A., and Wells Fargo Bank, National Association, as Co-Documentation Agents and the Lenders dated April 27, 2006 (incorporated by reference to the Company's Form 8-K filed April 28, 2006).

10.3*   Form of Incentive Restricted Share Agreement for Performance-Based Awards (incorporated by reference to the Company's Form 8-K filed June 29, 2006).

10.4*   Form of Incentive Restricted Share Agreement for Time-Based Awards (incorporated by reference to the Company's Form 8-K filed June 29, 2006).

10.5     Real Estate Sales Agreement between Lincoln-Carlyle Illinois Center LLC and Parkway Properties LP (incorporated by reference to the Company's Form 8-K filed July 14, 2006).

10.6    First Amendment to Real Estate Sales Agreement between Lincoln-Carlyle Illinois Center LLC and Parkway Properties LP (incorporated by reference to the Company's Form 8-K filed July 14, 2006).

10.7    Second Amendment to Real Estate Sales Agreement between Lincoln-Carlyle Illinois Center LLC and Parkway Properties LP (incorporated by reference to the Company's Form 8-K filed July 14, 2006).

10.8    Mortgage, Security Agreement, Assignment of Rents and Fixture Filing by 111 East Wacker LLC to Wachovia Bank, National Association (incorporated by reference to the Company's Form 8-K filed July 14, 2006).

10.9     Promissory Note by 111 East Wacker LLC to Wachovia Bank, National Association (incorporated by reference to the Company's Form 8-K filed July 14, 2006).

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

*Identifies a compensatory plan required to be filed.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 4, 2006	PARKWAY PROPERTIES, INC.

	BY:	/s/ Mandy M. Pope
Mandy M. Pope, CPA
Senior Vice President and
Chief Accounting Officer