Form 10-Q
period 2006-09-30
PARKWAY PROPERTIES INC
filed 2006-11-06
CIK 729237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_____________________________________________

FORM 10-Q

                                                  Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2006
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

Yes  ☐  No  ☒

        14,879,879 shares of Common Stock, $.001 par value, were outstanding as of  November 1, 2006.

PARKWAY PROPERTIES, INC.

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

Part I. Financial Information

Item 1.	Financial Statements	Page

	Consolidated Balance Sheets, September 30, 2006 and December 31, 2005	3

	Consolidated Statements of Income for the Three Months and Nine Months Ended
	September 30, 2006 and 2005	4

	Consolidated Statements of Stockholders' Equity for the Nine Months Ended
	September 30, 2006 and 2005	6

	Consolidated Statements of Cash Flows for the Nine Months Ended
	September 30, 2006 and 2005	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	40

Item 4.	Controls and Procedures	40

Part II. Other Information
Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 6.	Exhibits	40

Signatures
		41
Authorized signatures

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30	December 31
	2006	2005
	(Unaudited)
Assets
Real estate related investments:
Office and parking properties	$ 1,415,654	$ 1,220,565
Accumulated depreciation	(210,531)	(179,636)
	1,205,123	1,040,929

Land available for sale	1,467	1,467
Investment in unconsolidated joint ventures	11,126	12,942
	1,217,716	1,055,338

Rents receivable and other assets	96,195	69,480
Intangible assets, net	73,751	60,161
Cash and cash equivalents	5,168	3,363
	$ 1,392,830	$ 1,188,342
Liabilities
Notes payable to banks	$ 176,167	$ 150,371
Mortgage notes payable	654,143	483,270
Accounts payable and other liabilities	71,402	56,628
Subsidiary redeemable preferred membership interests	10,741	10,741
	912,453	701,010
Minority Interest
Minority Interest - unit holders	37	38
Minority Interest - real estate partnerships	16,012	12,778
	16,049	12,816
Stockholders' Equity
8.34% Series B Cumulative Convertible Preferred stock,
$.001 par value, 2,142,857 shares authorized,
270,000 and 803,499 shares issued and outstanding
in 2006 and 2005, respectively	9,450	28,122
8.00% Series D Preferred stock, $.001 par value, 2,400,000
shares authorized, issued and outstanding	57,976	57,976
Common stock, $.001 par value, 65,457,143 shares authorized,
14,878,975 and 14,167,292 shares issued and outstanding
in 2006 and 2005, respectively	15	14
Excess stock, $.001 par value, 30,000,000 shares authorized,
no shares issued	-	-
Common stock held in trust, at cost, 115,000 and 124,000
shares in 2006 and 2005, respectively	(3,894)	(4,198)
Additional paid-in capital	409,279	389,971
Unearned compensation	-	(3,101)
Accumulated other comprehensive income	832	826
Retained earnings (deficit)	(9,330)	4,906
	464,328	474,516
	$ 1,392,830	$ 1,188,342

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	Three Months Ended
	September 30
	2006	2005
	(Unaudited)
Revenues
Income from office and parking properties	$ 55,401	$ 47,423
Management company income	284	315
Total revenues	55,685	47,738

Expenses
Property operating expense	26,917	23,043
Depreciation and amortization	17,360	11,583
Operating expense for other real estate properties	1	2
Management company expenses	223	121
General and administrative	1,282	791
Total expenses	45,783	35,540

Operating income	9,902	12,198

Other income and expenses
Interest and other income	8	5
Equity in earnings of unconsolidated joint ventures	198	330
Loss on sale of real estate	-	(26)
Interest expense	(12,565)	(8,805)

Income (loss) before minority interest and discontinued operations	(2,457)	3,702
Minority interest - unit holders	(1)	-
Minority interest - real estate partnerships	225	20

Income (loss) from continuing operations	(2,233)	3,722

Discontinued operations:
Income from discontinued operations	82	597
Gain on sale of real estate from discontinued operations	211	4,181

Net income (loss)	(1,940)	8,500
Change in unrealized loss on equity securities	-	60
Change in market value of interest rate swaps	(799)	469
Comprehensive income (loss)	$ (2,739)	$ 9,029

Net income (loss) available to common stockholders:
Net income (loss)	$ (1,940)	$ 8,500
Dividends on preferred stock	(1,200)	(1,200)
Dividends on convertible preferred stock	(481)	(586)
Net income (loss) available to common stockholders	$ (3,621)	$ 6,714

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$ (0.27)	$ 0.14
Discontinued operations	0.02	0.34
Net income (loss)	$ (0.25)	$ 0.48
Diluted:
Income (loss) from continuing operations	$ (0.27)	$ 0.14
Discontinued operations	0.02	0.33
Net income (loss)	$ (0.25)	$ 0.47

Dividends per common share	$ 0.65	$ 0.65

Weighted average shares outstanding:
Basic	14,236	14,116
Diluted	14,236	14,295

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	Nine Months Ended
	September 30
	2006		2005
	(Unaudited)
Revenues
Income from office and parking properties	$ 153,768		$ 140,770
Management company income	5,082		2,597
Total revenues	158,850		143,367

Expenses
Property operating expense	74,031		66,035
Depreciation and amortization	45,175		37,115
Operating expense for other real estate properties	4		4
Management company expenses	898		478
General and administrative	3,405		3,341
Total expenses	123,513		106,973

Operating income	35,337		36,394

Other income and expenses
Interest and other income	34		246
Equity in earnings of unconsolidated joint ventures	524		1,095
Gain on sale of joint venture interests, real estate and other assets	13,465		965
Interest expense	(31,787)		(25,572)

Income before minority interest and discontinued operations	17,573		13,128
Minority interest - unit holders	(1)		(1)
Minority interest - real estate partnerships	369		(301)

Income from continuing operations	17,941		12,826

Discontinued operations:
Income from discontinued operations	808		1,847
Gain on sale of real estate from discontinued operations	211		4,181

Net income	18,960		18,854
Change in unrealized loss on equity securities	79		7
Change in market value of interest rate swaps	(73)		859
Comprehensive income	$ 18,966		$ 19,720

Net income available to common stockholders:
Net income	$ 18,960		$ 18,854
Dividends on preferred stock	(3,600)		(3,600)
Dividends on convertible preferred stock	(1,654)		(1,759)
Net income available to common stockholders	$ 13,706		$ 13,495
		20,900
Net income per common share:
Basic:
Income from continuing operations	$ 0.90		$ 0.53
Discontinued operations	0.07		0.43
Net income	$ 0.97		$ 0.96
Diluted:
Income from continuing operations	$ 0.89		$ 0.53
Discontinued operations	0.07		0.42
Net income	$ 0.96		$ 0.95

Dividends per common share	$ 1.95		$ 1.95

Weighted average shares outstanding:
Basic	14,108		14,035
Diluted	14,284		14,216

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Nine Months Ended
	September 30
	2006	2005
	(Unaudited)

8.34% Series B Cumulative Convertible
Preferred stock, $.001 par value
Balance at beginning of period	$ 28,122	$ 28,122
Conversion of preferred stock to common stock	(18,672)	-
Balance at end of period	9,450	28,122

8.00% Series D Preferred stock, $.001 par value
Balance at beginning of period	57,976	57,976
Balance at end of period	57,976	57,976

Common stock, $.001 par value
Balance at beginning of period	14	12
Shares issued - stock offering	-	2
Share issued - conversion of preferred stock to common stock	1	-
Balance at end of period	15	14

Common stock held in trust
Balance at beginning of period	(4,198)	(4,400)
Shares distributed from deferred compensation plan	304	202
Balance at end of period	(3,894)	(4,198)

Additional paid-in capital
Balance at beginning of period	389,971	310,455
Stock options exercised	5,659	1,794
Conversion of preferred stock to common stock	18,671	-
Shares issued in lieu of Directors' fees	170	193
Restricted shares forfeited	-	(679)
Deferred incentive share units forfeited	-	(40)
Shares issued - DRIP plan	149	1,361
Shares issued - stock offering	-	75,809
Employee stock purchase plan	(10)	-
Share based compensation expense	584	-
Purchase of Company stock	(2,814)	-
Reclassification upon the adoption of SFAS No. 123R	(3,101)	-
Balance at end of period	409,279	388,893

Unearned compensation
Balance at beginning of period	(3,101)	(4,122)
Restricted shares forfeited	-	679
Deferred incentive share units forfeited	-	40
Share based compensation expense	-	351
Reclassification upon the adoption of SFAS No. 123R	3,101	-
Balance at end of period	-	(3,052)

Accumulated other comprehensive income (loss)
Balance at beginning of period	826	(226)
Change in unrealized gain on equity securities	79	7
Change in market value of interest rate swaps	(73)	859
Balance at end of period	832	640

Retained earnings (deficit)
Balance at beginning of period	4,906	27,831
Net income	18,960	18,854
Preferred stock dividends declared	(3,600)	(3,600)
Convertible preferred stock dividends declared	(1,654)	(1,759)
Common stock dividends declared	(27,942)	(27,380)
Balance at end of period	(9,330)	13,946

Total stockholders' equity	$ 464,328	$ 482,341

See notes to consolidated financial statements. Page 6 of 41

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30
	2006	2005
	(Unaudited)
Operating activities
Net income	$ 18,960	$ 18,854
Adjustments to reconcile net income to cash provided by
operating activities:
Depreciation and amortization	45,175	37,115
Depreciation and amortization - discontinued operations	224	653
Amortization of above market leases	1,171	1,400
Amortization of loan costs	824	952
Share based compensation expense	584	351
Operating distributions from unconsolidated joint ventures	1,150	2,294
Income (loss) allocated to minority interests	(368)	302
Gain on sale of joint venture interests, real estate and other assets	(13,676)	(5,146)
Equity in earnings of unconsolidated joint ventures	(524)	(1,095)
Changes in operating assets and liabilities:
Increase in receivables and other assets	(18,428)	(10,781)
Increase in accounts payable and other liabilities	10,550	17,445

Cash provided by operating activities	45,642	62,344

Investing activities
Distributions from unconsolidated joint ventures	15,395	1,845
Investments in unconsolidated joint ventures	(113)	(45)
Purchases of real estate related investments	(221,394)	(142,643)
Proceeds from sale of joint venture interests	14,550	24,064
Real estate development	-	(3,320)
Improvements to real estate related investments	(24,387)	(25,726)

Cash used in investing activities	(215,949)	(145,825)

Financing activities
Principal payments on mortgage notes payable	(25,727)	(12,941)
Proceeds from long-term financing	196,600	17,160
Net proceeds from bank borrowings	25,723	42,361
Debt financing costs	(1,417)	(501)
Stock options exercised	5,659	1,794
Purchase of Company stock	(2,814)	-
Dividends paid on common stock	(27,725)	(27,229)
Dividends paid on preferred stock	(5,360)	(5,836)
Contributions from minority interest partners	7,977	9,489
Distributions to minority interest partners	(943)	(110)
Employee stock purchase plan	(10)	-
Proceeds from DRIP Plan	149	1,361
Proceeds from stock offerings	‑	75,811

Cash provided by financing activities	172,112	101,359

Change in cash and cash equivalents	1,805	17,878

Cash and cash equivalents at beginning of period	3,363	1,077

Cash and cash equivalents at end of period	$ 5,168	$ 18,955

See notes to consolidated financial statements.

Parkway Properties, Inc.
Notes to Consolidated Financial Statements (Unaudited
September 30, 2006

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

                The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  All such adjustments are of a normal recurring nature.  Operating results for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.  The financial statements should be read in conjunction with the annual report and the notes thereto.

                The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

                Effective January 1, 2007, the Company will adopt FIN 48, Accounting for Uncertainty in Income Taxes, as required.  The Company does not expect that the adoption of FIN 48 will have a significant impact on the Company's financial position and results of operations.

(2)           Net Income Per Common Share

                Basic earnings per share ("EPS") are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  In arriving at income available to common stockholders, preferred stock dividends are deducted.  Diluted EPS reflects the potential dilution that could occur if share equivalents such as employee stock options, restricted shares, deferred incentive share units, warrants and 8.34% Series B cumulative convertible preferred stock were exercised or converted into common stock that then shared in the earnings of Parkway.

The computation of diluted EPS is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Numerator:
Basic and diluted net income (loss)
available to common stockholders	$ (3,621)	$ 6,714	$ 13,706	$ 13,495
Denominator:
Basic weighted average shares	14,236	14,116	14,108	14,035
Dilutive effect of share equivalents	-	179	176	181
	14,236	14,295	14,284	14,216
Diluted earnings (loss) per share	$ (0.25)	$ 0.47	$ 0.96	$ 0.95

                The computation of diluted EPS for the three months and the nine months ended September 30, 2006 and 2005 did not assume the conversion of the 8.34% Series B cumulative convertible preferred stock because their inclusion would have been anti-dilutive.  The computation of diluted EPS for the three months ended September 30, 2006 did not include the effect of share equivalents because their inclusion would have been anti-dilutive.

(3)           Supplemental Cash Flow Information and Schedule of Non-Cash Investing and Financing Activity

                The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

	Nine Months Ended
	September 30
	2006	2005
	(in thousands)

Supplemental cash flow information:
Cash paid for interest	$ 30,113	$ 23,312
Income taxes refunded	(13)	(17)
Supplemental schedule of non-cash investing and financing activity:
Mortgage assumed in purchase	-	124,530
Mortgage transferred to joint venture	-	(19,275)
Shares issued in lieu of Directors' fees	170	193

                Investing distributions from unconsolidated joint ventures reflected on the consolidated statement of cash flows for the nine months ended September 30, 2006 in the amount of $15.4 million represent proceeds received on the sale of the Viad Corporate Center, of which Parkway owned 30%.

(4)           Acquisitions and Dispositions

On May 15, 2006, Parkway Properties Office Fund, LP (the "Fund"), the discretionary fund the Company has with Ohio Public Employee Retirement System ("Ohio PERS") purchased a two building office portfolio in Jacksonville, Florida.  Parkway is a 25% investor and Ohio PERS is a 75% investor in the Fund.  The two properties, BellSouth Building and Centurion Centre, total 180,000 square feet, and were acquired for a combined purchase price of $24 million.  The Fund expects to spend $901,000 for closing costs, building improvements, leasing costs and tenant improvements during the first two years of ownership.  The purchase was funded with a $14.4 million first mortgage (placed by the Fund with an unrelated lender) and with equity contributions from the partners.  Because Parkway is the sole general partner and has the authority to make major decisions on behalf of the Fund, Parkway is considered to have a controlling interest under GAAP.  Accordingly, Parkway has included the discretionary fund in its consolidated financial statements.

                On July 11, 2006, the Company purchased One Illinois Center, located at 111 E. Wacker Drive in Chicago, Illinois for $198 million plus $1.6 million in closing costs and transfer taxes and less $8.6 million received from the seller related to committed leasing costs and improvements. The Company anticipates building improvements and leasing costs of $15.8 million during the first two years of ownership.  The purchase was funded by a 10-year, $148.5 million non-recourse first mortgage.  The loan bears interest at a fixed rate of 6.29%, with interest only payments for five years and principal payments based on a 30-year amortization thereafter. Additional purchase funding was provided by a $33.7 million secured recourse mezzanine loan with a six-month term at a interest rate of LIBOR plus 130 basis points (rate set at 6.63% at September 30, 2006), proceeds from the recent sale of Viad Corporate Center in Phoenix and amounts drawn under existing lines of credit.  The allocation of the purchase price is preliminary pending completion of the valuation of tangible and intangible assets.  The preliminary allocation of a portion of the purchase price to intangible assets and liabilities is as follows (in thousands):

Lease in place value	$15,631
Above market lease value	4,508
Below market lease value	(4,823)
$15,316

The unaudited pro forma effect on the Company's results of operations for the One Illinois Center purchase as if the purchase had occurred on January 1, 2005 is as follows (in thousands, except per share data):

	Nine Months Ended
	September 30
	2006	2005
Revenues	$168,934	$156,931
Net income available to common stockholders	$ 4,796	$ 1,167
Basic earnings per share	$ 0.34	$ 0.08
Diluted earnings per share	$ 0.34	$ 0.08

On August 2, 2006, the Company sold the Central Station building in St. Petersburg, Florida for $15 million, and the proceeds were used to reduce amounts outstanding under the One Illinois Center mezzanine loan. Parkway recognized a gain on the sale of $211,000.  See Note 5 - Discontinued Operations for more information.

On October 6, 2006, the Fund entered into an agreement for the purchase of the Renaissance Center, a 190,000 square foot office building in Memphis, Tennessee.  The purchase price is estimated to be $38.1 million plus $780,000 in anticipated closing costs, building improvements, customer improvements and leasing commissions during the first two years of ownership.  The Fund has $1 million of earnest money at risk and closing is scheduled for late November 2006.

                On October 16, 2006, the Company announced the proposed development of a 175,000 square foot Class A+ office building in Jackson, Mississippi known as The Pinnacle at Jackson Place, adjacent to the Company's headquarters building.  The estimated cost of the development is $39 million and it is expected to be completed in the fall of 2008.  The Company has received commitments to lease approximately 75% of the new office space from four major customers.  Parkway will be seeking partners for an 80% ownership interest in the development.  There can be no assurance that the development or joint venture of The Pinnacle will occur.

                Subsequent to September 30, 2006, the Company reached agreement with unrelated purchasers for the sale of six wholly-owned buildings located in Charlotte, Houston and Atlanta.  These properties represent approximately 518,000 rentable square feet. The gross sales proceeds are expected to be approximately $48 million with an estimated gain for financial reporting purposes of $9 million.  The proposed sales, which are projected for late in the fourth quarter of 2006, are subject to customary closing conditions, and there can be no assurance that these sales will occur.

(5)           Discontinued Operations

On August 2, 2006, the Company sold the Central Station building in St. Petersburg, Florida for a gain of $211,000.  All current and prior period income from this property has been classified as discontinued operations.

In September 2005, the Company sold The Park on Camelback in Phoenix, Arizona for a gain of $4.4 million and 250 Commonwealth in Greenville, South Carolina for a loss of $238,000.  All current and prior period income from the office properties have been classified as discontinued operations.

The amount of revenue and expense for these three office properties reported in discontinued operations for the three and nine months ended September 30, 2006 and 2005 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Income Statement:
Revenues
Income from office and parking properties	$ 158	$ 1,118	$ 1,385	$ 3,745
	158	1,118	1,385	3,745

Expenses
Property operating expense	58	390	353	1,245
Depreciation and amortization	18	131	224	653
	76	521	577	1,898

Income from discontinued operations	82	597	808	1,847
Gain on sale of real estate from discontinued operations	211	4,181	211	4,181
Total discontinued operations	$ 293	$ 4,778	$ 1,019	$ 6,028

Page 11of 41

(6)           Investment in Unconsolidated Joint Ventures

                As of September 30, 2006, the Company was invested in four unconsolidated joint ventures. These joint ventures are accounted for using the equity method of accounting, as Parkway does not control any of these joint ventures and is not the primary beneficiary, as that term is defined in FIN46R.  As a result, the assets and liabilities of the joint ventures are not included in Parkway's consolidated balance sheet.  Information relating to the unconsolidated joint ventures at September 30, 2006 is detailed below.

			Parkway's
			Ownership
Joint Ventures	Property Name	Location	Interest

Wink-Parkway Partnership	Wink Building	New Orleans, LA	50.0%
Parkway Joint Venture, LLC ("Jackson JV")	UBS Building/River Oaks	Jackson, MS	20.0%
RubiconPark I, LLC ("Rubicon JV")	Lakewood/Falls Pointe	Atlanta, GA	20.0%
	Carmel Crossing	Charlotte, NC
RubiconPark II, LLC ("Maitland JV")	Maitland 200	Orlando, FL	20.0%

                Cash distributions from unconsolidated joint ventures are made to each partner based on their percentage of ownership in each entity.  Cash distributions made to partners in joint ventures where the percentage of debt assumed is disproportionate to the ownership percentage in the venture is distributed based on each partner's share of cash available for distribution before debt service, based on their ownership percentage, less the partner's share of debt service based on the percentage of debt assumed by each partner.

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

Page 12of 41

Balance sheet information for the unconsolidated joint ventures is summarized below as of September 30, 2006 and December 31, 2005 (in thousands):

Balance Sheet Information
September 30, 2006
	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	JV	Building	JV	JV	JV	Total
Unconsolidated Joint Ventures (at 100%):
Real Estate, Net	$ -	$ 1,220	$ 16,487	$ 68,196	$ 29,114	$ 115,017
Other Assets	221	559	1,044	7,712	826	10,362
Total Assets	$ 221	$ 1,779	$ 17,531	$ 75,908	$ 29,940	$ 125,379

Mortgage Debt	$ -	$ 299	$ 12,600	$ 52,000	$ 19,168	$ 84,067
Other Liabilities	20	446	429	2,283	670	3,848
Partners' and Shareholders' Equity	201	1,034	4,502	21,625	10,102	37,464
Total Liabilities & Partners'/Shareholders' Equity	$ 221	$ 1,779	$ 17,531	$ 75,908	$ 29,940	$ 125,379

Parkway's Share of Unconsolidated
Joint Ventures
Real Estate, Net	$ -	$ 610	$ 3,297	$ 13,639	$ 5,823	$ 23,369
Mortgage Debt	$ -	$ 149	$ 2,520	$ 7,200	$ -	$ 9,869
Investment in Joint Ventures	$ -	$ 517	$ (157)	$ 5,662	$ 5,104	$ 11,126

December 31, 2005
	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	JV	Building	JV	JV	JV	Total
Unconsolidated Joint Ventures (at 100%):
Real Estate, Net	$ 58,247	$ 1,237	$ 16,728	$ 68,792	$ 29,408	$ 174,412
Other Assets	7,240	169	1,247	6,933	519	16,108
Total Assets	$ 65,487	$ 1,406	$ 17,975	$ 75,725	$ 29,927	$ 190,520

Mortgage Debt (a)	$ 50,000	$ 366	$ 12,600	$ 52,000	$ 19,275	$ 134,241
Other Liabilities	1,783	4	568	1,921	720	4,996
Partners' and Shareholders' Equity	13,704	1,036	4,807	21,804	9,932	51,283
Total Liabilities & Partners'/Shareholders' Equity	$ 65,487	$ 1,406	$ 17,975	$ 75,725	$ 29,927	$ 190,520

Parkway's Share of Unconsolidated
Joint Ventures
Real Estate, Net	$ 17,474	$ 618	$ 3,346	$ 13,758	$ 5,882	$ 41,078
Mortgage Debt	$ 15,000	$ 183	$ 2,520	$ 7,200	$ -	$ 24,903
Investment in Joint Ventures	$ 2,236	$ 518	$ (74)	$ 5,157	$ 5,105	$ 12,942

        (a)   The mortgage debt, all of which is non-recourse, is collateralized by the individual real estate properties within each venture.

In most cases the Company's share of debt related to its unconsolidated joint ventures is the same as its ownership percentage in the venture.  However, in the case of the Rubicon Joint Venture and Maitland Joint Venture, the Company's share of debt is disproportionate to its ownership percentage.  The disproportionate debt structure was created to meet the Company's partner's financing criteria.  In the Rubicon Joint Venture, Parkway owns a 20% interest in the venture but assumed 13.85% of the debt.  In the Maitland Joint Venture, the Company owns a 20% interest in the venture and assumed none of the debt. The terms related to Parkway's share of unconsolidated joint venture mortgage debt are summarized below (in thousands):

				Parkway's	Monthly	Loan	Loan
	Type of	Interest		Share of	Debt	Balance	Balance
Joint Venture	Debt Service	Rate	Maturity	Debt	Service	09/30/06	12/31/05

Viad JV	Interest Only	LIBOR + 2.150%	05/12/07	30.00%	$ -	$ -	$ 15,000
Wink-Parkway Partnership	Amortizing	8.625%	07/01/09	50.00%	5	149	183
Maitland JV	Interest Only	4.390%	06/01/11	0.00%	-	-	-
Rubicon JV	Interest Only	4.865%	01/01/12	13.85%	30	7,200	7,200
Jackson JV	Interest Only	5.840%	07/01/15	20.00%	12	2,520	2,520
					$ 47	$ 9,869	$ 24,903

Weighted average interest rate at end of period						5.171%	5.838%

                The following table presents Parkway's proportionate share of principal payments due for mortgage debt in unconsolidated joint ventures as of September 30, 2006 (in thousands):

	Wink	Jackson	Rubicon	Maitland
	Partnership	JV	JV	JV	Total
2006 (Remaining three months )	$ 11	$ -	$ -	$ -	$ 11
2007	50	-	-	-	50
2008	54	-	-	-	54
2009	34	13	100	-	147
2010	-	33	114	-	147
2011	-	35	119	-	154
Thereafter	-	2,439	6,867	-	9,306
	$ 149	$ 2,520	$ 7,200	$ -	$ 9,869

                Income statement information for the unconsolidated joint ventures is summarized below for the three months and nine months ending September 30, 2006 and 2005 (in thousands):

Results of Operations
	Three Months Ended September 30, 2006
	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	JV	Building	JV	JV	JV	Total

Unconsolidated Joint Ventures (100%):
Revenues	$ 14	$ 110	$ 671	$ 2,489	$ 1,106	$ 4,390
Operating Expenses	(53)	(95)	(329)	(1,020)	(460)	(1,957)
Net Operating Income	(39)	15	342	1,469	646	2,433
Interest Expense	-	(7)	(184)	(647)	(211)	(1,049)
Loan Cost Amortization	-	(1)	(1)	(16)	(3)	(21)
Depreciation and Amortization	-	(6)	(137)	(474)	(153)	(770)
Net Income (Loss)	$ (39)	$ 1	$ 20	$ 332	$ 279	$ 593
Parkway's Share of Unconsolidated
Joint Ventures:
Net Income (Loss)	$ (12)	$ -	$ 4	$ 107	$ 99	$ 198
Depreciation and Amortization	$ -	$ 3	$ 27	$ 95	$ 31	$ 156
Interest Expense	$ -	$ 3	$ 36	$ 90	$ -	$ 129
Loan Cost Amortization	$ -	$ -	$ -	$ 2	$ -	$ 2
Other Supplemental Information:
Distributions from Unconsolidated JVs	$ 26	$ 40	$ 47	$ 201	$ 77	$ 391
Results of Operations
	Three Months Ended September 30, 2005
	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	JV	Building	JV	JV	JV	Total

Unconsolidated Joint Ventures (100%):
Revenues	$ 2,735	$ 75	$ 658	$ 2,505	$ 1,092	$ 7,065
Operating Expenses	(1,267)	(11)	(350)	(988)	(467)	(3,083)
Net Operating Income	1,468	64	308	1,517	625	3,982
Interest Expense	(690)	(8)	(184)	(647)	(212)	(1,741)
Loan Cost Amortization	(86)	(1)	(1)	(16)	(3)	(107)
Depreciation and Amortization	(457)	(6)	(122)	(380)	(128)	(1,093)
Net Income	$ 235	$ 49	$ 1	$ 474	$ 282	$ 1,041
Parkway's Share of Unconsolidated
Joint Ventures:
Net Income	$ 71	$ 24	$ -	$ 136	$ 99	$ 330
Depreciation and Amortization	$ 137	$ 3	$ 24	$ 76	$ 26	$ 266
Interest Expense	$ 207	$ 4	$ 36	$ 90	$ -	$ 337
Loan Cost Amortization	$ 26	$ 1	$ -	$ 2	$ -	$ 29
Other Supplemental Information:
Distributions from Unconsolidated JVs	$ 487	$ 40	$ -	$ 659	$ 142	$ 1,328

Results of Operations
	Nine Months Ended September 30, 2006
	233 North	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	Michigan	JV	Building	JV	JV	JV	Total

Unconsolidated Joint Ventures (100%):
Revenues	$ -	$ 5,833	$ 253	$ 2,014	$ 7,438	$ 3,276	$ 18,814
Operating Expenses	-	(2,931)	(134)	(1,014)	(2,848)	(1,320)	(8,247)
Net Operating Income	-	2,902	119	1,000	4,590	1,956	10,567
Interest Expense	-	(2,415)	(22)	(552)	(1,918)	(634)	(5,541)
Loan Cost Amortization	-	(457)	(2)	(2)	(47)	(10)	(518)
Depreciation and Amortization	-	(717)	(17)	(398)	(1,318)	(459)	(2,909)
Income (Loss) Before Gain on Sale of Real Estate	-	(687)	78	48	1,307	853	1,599
Gain on Sale of Real Estate	-	42,693	-	-	-	-	42,693
Net Income	$ -	$ 42,006	$ 78	$ 48	$ 1,307	$ 853	$ 44,292
Parkway's Share of Unconsolidated
Joint Ventures:
Income (Loss) Before Gain on Sale of Real Estate	$ -	$ (206)	$ 39	$ 10	$ 382	$ 299	$ 524
Gain on Sale of Real Estate	-	13,584	-	-	-	-	13,584
Net Income	$ -	$ 13,378	$ 39	$ 10	$ 382	$ 299	$ 14,108
Depreciation and Amortization	$ -	$ 215	$ 8	$ 80	$ 264	$ 92	$ 659
Interest Expense	$ -	$ 499	$ 11	$ 110	$ 266	$ -	$ 886
Interest Expense - Prepayment	-	225	-	-	-	-	225
Total Interest Expense	$ -	$ 724	$ 11	$ 110	$ 266	$ -	$ 1,111
Loan Cost Amortization	$ -	$ 136	$ 1	$ -	$ 7	$ -	$ 144
Other Supplemental Information:
Distributions from Unconsolidated JVs	$ -	$ 15,701	$ 40	$ 93	$ 411	$ 300	$ 16,545
Results of Operations
	Nine Months Ended September 30, 2005
	233 North	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	Michigan	JV	Building	JV	JV	JV	Total

Unconsolidated Joint Ventures (100%):
Revenues	$ 1,134	$ 8,967	$ 227	$ 2,040	$ 7,292	$ 1,244	$ 20,904
Operating Expenses	(619)	(3,862)	(60)	(954)	(2,853)	(534)	(8,882)
Net Operating Income	515	5,105	167	1,086	4,439	710	12,022
Interest Expense	(252)	(1,913)	(27)	(515)	(1,919)	(247)	(4,873)
Loan Cost Amortization	(4)	(233)	(2)	(46)	(48)	(3)	(336)
Depreciation and Amortization	(205)	(1,311)	(17)	(319)	(1,113)	(156)	(3,121)
Preferred Distributions	(69)	-	-	-	-	-	(69)
Net Income (Loss)	$ (15)	$ 1,648	$ 121	$ 206	$ 1,359	$ 304	$ 3,623
Parkway's Share of Unconsolidated
Joint Ventures:
Net Income (Loss)	$ (5)	$ 494	$ 60	$ 41	$ 394	$ 111	$ 1,095
Depreciation and Amortization	$ 62	$ 393	$ 9	$ 63	$ 222	$ 32	$ 781
Interest Expense	$ 75	$ 574	$ 14	$ 102	$ 267	$ -	$ 1,032
Loan Cost Amortization	$ 1	$ 71	$ 1	$ 9	$ 6	$ -	$ 88
Preferred Distributions	$ 21	$ -	$ -	$ -	$ -	$ -	$ 21
Other Supplemental Information:
Distributions from Unconsolidated JVs	$ 64	$ 2,639	$ 40	$ 126	$ 1,128	$ 142	$ 4,139

(7)  Minority Interest - Real Estate Partnerships

The Company has an interest in two joint ventures that are included in its consolidated financial statements. Parkway has a 75.025% interest in one consolidated joint venture and a 25% interest in the other.  Information relating to these consolidated joint ventures is detailed below (in thousands).

			Parkway's
Joint Venture Entity	Property Name	Location	Ownership %
Parkway Moore, LLC	Moore Building Associates, LP/
	Toyota Center	Memphis, TN	75.025%
Parkway Properties Office Fund, LP	BellSouth Building/Centurion Centre	Jacksonville, FL	25.000%
	Maitland 100/555 Winderley	Orlando, FL

On March 7, 2006, Parkway, through affiliated entities, purchased the limited partner's interest in Moore Building Associates, LP ("MBALP"), which owns the Toyota Center in Memphis, Tennessee. This raises Parkway's total effective ownership interest in MBALP to 75.025%.  In acting as the general partner, Parkway is committed to providing additional funding to meet partnership operating deficits up to an aggregate amount of $1 million.  Parkway receives income from MBALP in the form of interest from a construction note receivable, incentive management fees and property management fees.  Parkway also receives interest income on a note receivable from Parkway Moore, LLC ("PMLLC").  Any intercompany asset, liability, revenue and expense accounts between Parkway and MBALP and PMLLC have been eliminated.

Parkway serves as the general partner of Parkway Properties Office Fund, LP. and provides asset management, property management, leasing and construction management services to the Fund, for which it is paid market-based fees.  Cash distributions from the Fund are made to each joint venture partner based on their percentage of ownership in the Fund.  Since Parkway is the sole general partner and has the authority to make major decisions on behalf of the Fund, Parkway is considered to have a controlling interest under GAAP.  Accordingly, Parkway is required to include the Fund in its consolidated financial statements.

Minority interest in real estate partnerships represents the other partners' proportionate share of equity in the partnerships discussed above at September 30, 2006.  Income is allocated to minority interest based on the weighted average percentage ownership during the year.

 (8)  Share Based Compensation

                On January 1, 2006, Parkway adopted FASB Statement No. 123R, Share-Based Payment ("FAS 123R") using the modified-prospective transition method. In the past the Company had granted stock options for a fixed number of shares to employees and directors with an exercise price equal to or above the fair value of the shares at the date of grant.  However, no stock options have been granted to employees since 2002 or to directors since 2003.  Currently, Parkway has elected to grant restricted shares and deferred incentive share units instead of stock options.  Therefore, the adoption of FAS 123R has not had a material impact on income from continuing operations, net income, cash flow from operations, cash flow from financing activities or basic and diluted earnings per share.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123R to stock-based employee compensation for the nine months ended September 30, 2005 (in thousands, except per share amounts):

Nine Months Ended
September 30
2005
Net income available to common stockholders, as reported	$ 13,495
Add: Stock based compensation expense included in reported net income	351
Deduct: Stock based compensation expense assuming fair value method
for all awards	(447)
Pro forma net income available to common stockholders	$ 13,399
Earnings per common share:
Basic - as reported	$ .96
Basic - pro forma	$ .95
Diluted - as reported	$ .95
Diluted - pro forma	$ .94

                Effective January 1, 2003, the stockholders of the Company approved Parkway's 2003 Equity Incentive Plan (the "2003 Plan") that authorized the grant of up to 200,000 equity based awards to employees of the Company.  At present, it is Parkway's intention to grant restricted shares and/or deferred incentive share units instead of stock options.  Restricted shares and deferred incentive share units are valued based on the New York Stock Exchange closing market price of Parkway common shares (NYSE ticker symbol, PKY) as of the date of grant including estimated forfeitures.  Compensation expense is recognized over the expected vesting period, which is four to seven years from grant date for restricted shares and four years from grant date for deferred incentive share units.

Compensation expense related to restricted shares and deferred incentive share units of $584,000 and $351,000 was recognized for the nine months ending September 30, 2006 and 2005, respectively.  Total compensation expense related to nonvested awards not yet recognized was $3.7 million as of September 30, 2006.  The weighted average period over which this expense is expected to be recognized is approximately 3.5 years.

                On June 27, 2006, the Board of Directors granted 67,500 restricted shares to officers of the Company.  Half of the shares will vest four years from July 1, 2006.  The remaining half will vest if Parkway achieves the strategic goals of the GEAR UP Plan, which will end December 31, 2008.  The Company will record compensation expense for the shares that vest based solely on service conditions beginning July 1, 2006 over a four year period.  Compensation expense will not be recorded on the shares that vest based on achievement of the GEAR UP Plan until the Company determines that it is probable that the goal will be achieved.  Therefore, no expense has been recorded in 2006 for the shares that vest based on performance conditions.  Total potential compensation associated with shares that vest based on performance conditions is $1.5 million.

                Restricted shares and deferred incentive share units are forfeited if an employee leaves the Company before the vesting date.  Shares and/or units that are forfeited become available for future grant under the 2003 Plan.

                A summary of the Company's restricted shares and deferred incentive share unit activity for the nine months ended September 30, 2006 is as follows:

		Weighted		Weighted
		Average	Deferred	Average
	Restricted	Grant-Date	Incentive	Grant-Date
	Shares	Fair Value	Share Units	Fair Value
Outstanding at December 31, 2005	124,000	$ 36.16	13,828	$ 45.38
Issued	33,750	43.03	-	-
Forfeited	(3,000)	37.11	(2,482)	45.82
Outstanding at September 30, 2006	154,750	$ 37.64	11,346	$ 45.28

                A summary of the Company's stock option activity and related information is as follows for the nine months ended September 30, 2006:

	1994 Stock Option Plan
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Outstanding at December 31, 2005	300,675	$ 30.72
Exercised	(100,442)	29.84
Forfeited	(4,339)	35.91
Outstanding at September 30, 2006	195,894	$ 31.05	3.1	$ 2,461
Vested and Exercisable at September 30, 2006	189,882	$ 30.90	3.1	$ 2,415

	1991 Directors Stock Option Plan
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Outstanding at December 31, 2005	35,250	$ 29.95
Exercised	(2,250)	16.00
Outstanding at September 30, 2006	33,000	$ 30.90	2.6	$ 420
Vested and Exercisable at September 30, 2006	33,000	$ 30.90	2.6	$ 420
	2001 Directors Stock Option Plan
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Outstanding at December 31, 2005	45,300	$ 37.31
Outstanding at September 30, 2006	45,300	$ 37.31	6.0	$ 286
Vested and Exercisable at September 30, 2006	45,300	$ 37.31	6.0	$ 286

                The total intrinsic value of stock options exercised for the nine months ended September 30, 2006 and 2005 was $1.4 million and $1.1 million, respectively.

                On May 4, 2006, the stockholders of the Company approved Parkway's 2006 Employee Stock Purchase Plan.  The plan gives eligible directors and employees an opportunity to purchase Parkway common stock on a systematic basis at a 10% discount.  The plan will be accounted for as a compensatory plan and the Company will record the discount as compensation expense.  No shares have been issued under the plan.

                The Company has omitted certain disclosures in connection with FAS 123R due to the overall immaterial impact of adoption.

(9)  Capital and Financing Transactions

                On February 2, 2006, Parkway amended and renewed the one-year $15 million unsecured line of credit with PNC Bank.  This line of credit matures January 31, 2007 and is expected to fund the daily cash requirements of the Company's treasury management system.  The interest rate on the $15 million line is equal to the 30-day LIBOR rate plus 80 to 130 basis points, depending upon overall Company leverage (with the current rate set at 115 basis points as of September 30, 2006).  The Company paid a facility fee of $15,000 (10 basis points) upon closing of the loan agreement.  Under the $15 million line, the Company does not pay annual administration fees or fees on the unused portion of the line.

On February 9, 2006, the Board of Directors authorized the repurchase of up to 1 million shares of Parkway's outstanding common stock in the open market or in privately negotiated transactions, and at times (through August 2006) and in amounts deemed appropriate by the Company.  Through August 2006, the Company purchased 71,400 shares for $2.8 million, which equates to an average price of $39.41 per share, under the authorization.

                On April 27, 2006 the Company closed a new $200 million unsecured credit facility (the "$200 million line") led by Wachovia Bank and syndicated to nine other banks. The $200 million line replaces the previous $190 million unsecured revolving credit facility, which was to mature February 2007.  The new facility is comprised of a $60 million term loan maturing in April 2011 and a $140 million revolving loan maturing in April 2010. The interest rate on the $200 million line is based on LIBOR plus 80 to 130 basis points, depending upon overall Company leverage (with the current rate set at 115 basis points as of September 30, 2006).  The Company paid a facility fee of $200,000 (10 basis points) and origination fees of $688,000 (34.4 basis points) upon closing of the loan agreement.  Additionally, the Company pays an annual administration fee of $35,000 and fees on the unused portion of the revolver ranging between 12.5 and 20 basis points based upon overall Company leverage (with the current rate set at 12.5 basis points).

                In connection with the purchase of the BellSouth Building and Centurion Centre, on May 19, 2006, the Fund placed a $14.4 million 10-year non-recourse first mortgage at a fixed interest rate of 5.90%. Payments during the first five years of the mortgage term will be on an interest-only basis.

                On July 11, 2006, the Company purchased One Illinois Center, located at 111 East Wacker Drive in Chicago, Illinois.  The purchase was funded by a 10-year, $148.5 million non-recourse first mortgage.  The loan bears interest at a fixed rate of 6.29%, with interest only payments for five years and principal payments based on a 30-year amortization thereafter.  In connection with the first-mortgage, the Company delivered $11.3 million in letters of credit to satisfy the various escrow requirements made by the lender.  The letters of credit expire June 30, 2007.  Additional purchase funding was provided by a $33.7 million secured recourse mezzanine loan with a six-month term at an interest rate of LIBOR plus 130 basis points, proceeds from the recent sale of Viad Corporate Center in Phoenix and amounts drawn under existing lines of credit.  During the three months ended September 30, 2006, the Company reduced the mezzanine loan to a balance of $19.3 million by applying funds from the sale of the Central Station building.

During the nine months ended September 30, 2006, 533,499 shares of Series B Cumulative Convertible Preferred Stock were converted into 533,499 shares of common stock.  As of September 30, 2006 there were 270,000 shares of Series B Convertible Preferred Stock outstanding.

During the three months ended September 30, 2006, 75,000 warrants to purchase common stock were exercised at a purchase price of $35 per share or a total of $2.6 million.

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

The following is a reconciliation of FFO and net income available to common stockholders for office properties and total consolidated entities for the three months ending September 30, 2006 and 2005.

	As of or for the three months ended			As of or for the three months ended
	September 30, 2006			September 30, 2005
	Office & Parking	Unallocated		Office & Parking	Unallocated
	Properties	and Other	Consolidated	Properties	and Other	Consolidated
		(In thousands)			(In thousands)

Property operating revenues (a)	$ 55,401	$ -	$ 55,401	$ 47,423	$ -	$ 47,423
Property operating expenses (b)	(26,917)	-	(26,917)	(23,043)	-	(23,043)
Property net operating income from
continuing operations	28,484	-	28,484	24,380	-	24,380

Management company income	-	284	284	-	315	315
Other income	-	8	8	-	5	5
Interest expense (c)	(9,742)	(2,823)	(12,565)	(6,798)	(2,007)	(8,805)
Management company expenses	-	(223)	(223)	-	(121)	(121)
General and administrative expenses	-	(1,282)	(1,282)	-	(791)	(791)
Other expense	-	(1)	(1)	-	(2)	(2)
Equity in earnings of unconsolidated
joint ventures	198	-	198	330	-	330
Adjustment for depreciation and amortization -
unconsolidated joint ventures	156	-	156	266	-	266
Adjustment for depreciation and amortization -
discontinued operations	18	-	18	131	-	131
Adjustment for minority interest -
real estate partnerships	(423)	-	(423)	(148)	-	(148)
Income from discontinued operations	82	-	82	597	-	597
Loss on non depreciable assets	-	-	-	(26)	-	(26)
Dividends on preferred stock	-	(1,200)	(1,200)	-	(1,200)	(1,200)
Dividends on convertible preferred stock	-	(481)	(481)	-	(586)	(586)
Funds from operations available
to common stockholders	18,773	(5,718)	13,055	18,732	(4,387)	14,345

Depreciation and amortization	(17,360)	-	(17,360)	(11,583)	-	(11,583)
Depreciation and amortization -
unconsolidated joint ventures	(156)	-	(156)	(266)	-	(266)
Depreciation and amortization -
discontinued operations	(18)	-	(18)	(131)	-	(131)
Depreciation and amortization - minority
interest - real estate partnerships	648	-	648	168	-	168
Gain on sale of real estate from
discontinued operations	211	-	211	4,181	-	4,181
Minority interest - unit holders	-	(1)	(1)	-	-	-
Net income (loss) available to common
stockholders	$ 2,098	$ (5,719)	$ (3,621)	$ 11,101	$ (4,387)	$ 6,714

Capital expenditures	$ 9,043	$ -	$ 9,043	$ 8,424	$ -	$ 8,424

(a)    Included in property operating revenues are rental revenues, customer reimbursements, parking income and other income.

(b)    Included in property operating expenses are real estate taxes, insurance, contract services, repairs and maintenance and property operating expenses.

(c)    Interest expense for office properties represents interest expense on property secured mortgage debt and interest on subsidiary redeemable preferred membership interests.  It does not include interest expense on the unsecured lines of credit, which is included in "Unallocated and Other".

The following is a reconciliation of FFO and net income available to common stockholders for office properties and total consolidated entities for the nine months ending September 30, 2006 and 2005.

	As of or for the nine months ended			As of or for the nine months ended
	September 30, 2006			September 30, 2005
	Office & Parking	Unallocated		Office & Parking	Unallocated
	Properties	and Other	Consolidated	Properties	and Other	Consolidated
		(In thousands)			(In thousands)

Property operating revenues (a)	$ 153,768	$ -	$ 153,768	$ 140,770	$ -	$ 140,770
Property operating expenses (b)	(74,031)	-	(74,031)	(66,035)	-	(66,035)
Property net operating income from
continuing operations	79,737	-	79,737	74,735	-	74,735

Management company income	-	5,082	5,082	-	2,597	2,597
Other income	-	34	34	-	246	246
Interest expense (c)	(24,116)	(7,671)	(31,787)	(20,518)	(5,054)	(25,572)
Management company expenses	-	(898)	(898)	-	(478)	(478)
General and administrative expenses	-	(3,405)	(3,405)	-	(3,341)	(3,341)
Other expense	-	(4)	(4)	-	(4)	(4)
Equity in earnings of unconsolidated
joint ventures	524	-	524	1,095	-	1,095
Adjustment for depreciation and amortization -
unconsolidated joint ventures	659	-	659	781	-	781
Adjustment for depreciation and amortization -
discontinued operations	224	-	224	653	-	653
Adjustment for minority interest -
real estate partnerships	(1,104)	-	(1,104)	(892)	-	(892)
Income from discontinued operations	808	-	808	1,847	-	1,847
Loss on non depreciable assets	(119)	-	(119)	(26)	(340)	(366)
Dividends on preferred stock	-	(3,600)	(3,600)	-	(3,600)	(3,600)
Dividends on convertible preferred stock	-	(1,654)	(1,654)	-	(1,759)	(1,759)
Funds from operations available
to common stockholders	56,613	(12,116)	44,497	57,675	(11,733)	45,942

Depreciation and amortization	(45,175)	-	(45,175)	(37,115)	-	(37,115)
Depreciation and amortization -
unconsolidated joint ventures	(659)	-	(659)	(781)	-	(781)
Depreciation and amortization -
discontinued operations	(224)	-	(224)	(653)	-	(653)
Depreciation and amortization - minority
interest - real estate partnerships	1,473	-	1,473	591	-	591
Gain on sale of joint venture interests
and real estate	13,584	-	13,584	1,331	-	1,331
Gain on sale of real estate from
discontinued operations	211	-	211	4,181	-	4,181
Minority interest - unit holders	-	(1)	(1)	-	(1)	(1)
Net income (loss) available to common
Stockholders	$ 25,823	$ (12,117)	$ 13,706	$ 25,229	$ (11,734)	$ 13,495

Total assets	$ 1,385,545	$ 7,285	$ 1,392,830	$ 1,183,343	$ 7,171	$ 1,190,514

Office and parking properties	$ 1,205,123	$ -	$ 1,205,123	$ 1,029,885	$ -	$ 1,029,885

Investment in unconsolidated joint ventures	$ 11,126	$ -	$ 11,126	$ 12,834	$ -	$ 12,834

Capital expenditures	$ 24,387	$ -	$ 24,387	$ 25,726	$ -	$ 25,726

(a)    Included in property operating revenues are rental revenues, customer reimbursements, parking income and other income.

(b)    Included in property operating expenses are real estate taxes, insurance, contract services, repairs and maintenance and property operating expenses.

(c)    Interest expense for office properties represents interest expense on property secured mortgage debt and interest on subsidiary redeemable preferred membership interests.  It does not include interest expense on the unsecured lines of credit, which is included in "Unallocated Other".

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

 Overview

                Parkway is a self-administered and self-managed REIT specializing in the acquisition, operation and leasing of office properties.  The Company is geographically focused on the Southeastern and Southwestern United States and Chicago.  As of October 1, 2006 Parkway owned or had an interest in 67 office properties located in 11 states with an aggregate of approximately 12.8 million square feet of leasable space.  The Company generates revenue primarily by leasing office space to its customers and providing management and leasing services to third-party office property owners (including joint venture interests).  The primary drivers behind Parkway's revenues are occupancy, rental rates and customer retention.

Occupancy.  Parkway's revenues are dependent on the occupancy of its office buildings.  As a result of job losses and over supply of office properties during 2001 through 2003, vacancy rates increased nationally and in Parkway's markets.  In 2004, the office sector began to recover from high vacancy rates due to improving job creation.  As of October 1, 2006, occupancy of Parkway's office portfolio was 91% compared to 90% as of July 1, 2006 and 90.4% as of October 1, 2005.  Not included in the October 1, 2006 occupancy rate are 30 signed leases totaling 111,000 square feet, which commence during the fourth quarter of 2006 through the second quarter of 2007 and will raise Parkway's percentage leased to 91.9%.  To combat rising vacancy, Parkway utilizes innovative approaches to produce new leases.  These include the Broker Bill of Rights, a short-form service agreement and customer advocacy programs which are models in the industry and have helped the Company maintain occupancy around 91% during a time when the national occupancy rate is approximately 87%.  Parkway projects occupancy ranging from 89% to 92% during 2006 for its office properties.

Rental Rates.  An increase in vacancy rates has the effect of reducing market rental rates and vice versa.  Parkway's leases typically have three to seven year terms.  As leases expire, the Company replaces the existing leases with new leases at the current market rental rate.  Customer retention is increasingly important in controlling costs and preserving revenue.

Customer Retention.  Keeping existing customers is important as high customer retention leads to increased occupancy, less downtime between leases, and reduced leasing costs.  Parkway estimates that it costs five to six times more to replace an existing customer with a new one than to retain the customer.  In making this estimate, Parkway takes into account the sum of revenue lost during downtime on the space plus leasing costs, which rise as market vacancies increase.  Therefore, Parkway focuses a great deal of energy on customer retention.  Parkway's operating philosophy is based on the premise that it is in the customer retention business.  Parkway seeks to retain its customers by continually focusing on operations at its office properties.  The Company believes in providing superior customer service; hiring, training, retaining and empowering each employee; and creating an environment of open communication both internally and externally with customers and stockholders.  Over the past nine years, Parkway maintained an average 73.8% customer retention rate.  Parkway's customer retention for the three months and nine months ended September 30, 2006 was 73.8% and 71.6% respectively, compared to 68.9% and 73.4% for the three months and nine months ended September 30, 2005, respectively.

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

On January 1, 2006, the Company initiated a new operating plan referred to as the "GEAR UP" Plan.  At the heart of the GEAR UP Plan are Great People transforming Parkway through Equity Opportunities and Asset Recycling from an owner-operator to an operator-owner. Our long-standing commitment to Retain our Customers and provide an Uncompromising Focus on Operations remains steadfast.  We believe that by accomplishing these goals we can deliver excellent Performance to our shareholders.  The GEAR UP Plan is more of an evolution from the prior strategic plan, the VALUE Square Plan, rather than a revolutionary new plan as there are many similarities between the two plans.  The goals of the GEAR UP Plan are as follows:

o     Great People.  Great customer service starts with hiring great people, training them well and retaining them.  It will take great people to accomplish the ambitious goals of the Plan.

o      Equity Opportunities.  Over the last several years management has created a broad array of equity opportunities for Parkway.  On the private equity side this includes the use of joint ventures and discretionary funds, such as the new fund with Ohio PERS.  The judicious use of private equity provides a greater return on equity to the public shareholders. Parkway intends to contribute assets from its balance sheet to form new joint ventures and expects these subsequent ventures to proximate discretionary funds in their duration and economics. On the public equity side, this includes the judicious use of common equity and preferred equity to manage the balance sheet and growth.

o      Asset Recycling. The Company has demonstrated its willingness in the past to sell assets when management believed the time was right.  Since the start of the GEAR UP Plan development almost two years ago, the investment market has continued to indicate that now is the time to pursue certain sales to maximize value; therefore Asset Recycling has risen in importance.  Parkway has identified 26 buildings in twelve markets which total approximately 6 million rentable square feet to be part of the asset recycling program during the GEAR UP Plan.  Excluding the two Chicago properties, most of these properties are smaller assets or located in smaller markets that do not fit with the Company strategy of owning larger assets in institutional markets.  The dispositions that are planned will help align the Company's portfolio with its current acquisition criteria, which focuses on larger properties in institutional markets.  In most cases, Parkway will seek to keep a 10 to 30% joint venture interest in the properties being recycled and retain management and leasing agreements.

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

Parkway has made progress on its Asset Recycling and Equity Opportunities goals.  For the nine months ending September 30, 2006, the Ohio PERS fund (the "Fund"), of which Parkway owns 25%, purchased two office properties for $24 million, and Parkway sold two office properties for a total sales price of $46.7 million.  On July 11, 2006, the Company purchased One Illinois Center located at 111 East Wacker Drive in Chicago, Illinois for $198 million.  Parkway has engaged Wachovia Securities to market One Illinois Center, combined with the Company's Two Illinois Center property, as a single joint venture.  The Company expects to retain an ownership interest of approximately 25% to 30% and to close the joint venture in late 2006 or early 2007.

                Subsequent to September 30, 2006, the Fund entered into agreements for the purchase of $120 million in office assets in Memphis, Atlanta and suburban Chicago.  The proposed acquisitions, which are projected for late in the fourth quarter of 2006, are subject to customary closing conditions, and there can be no assurance that these acquisitions will occur.  Additionally, Parkway reached agreement with unrelated purchasers for the sale of six wholly-owned buildings located in Charlotte, Houston and Atlanta.  These properties represent approximately 518,000 rentable square feet. The gross sales proceeds are expected to be approximately $48 million with an estimated gain for financial reporting purposes of $9 million.  The proposed sales, which are projected for late in the fourth quarter of 2006, are subject to customary closing conditions, and there can be no assurance that these sales will occur.

o      Retain Customers.  Customer retention remains the cornerstone of the Company's business.  We believe that our focus on the customer is why partners are choosing to partner with Parkway.  The goal is a customer retention rate of 70% to 75%.  For the nine months ending September 30, 2006, Parkway's customer retention rate was 71.6%.

o      Uncompromising Focus on Operations.  Parkway is reaffirming its commitment to do that which it does best, and that is to operate office properties for maximum returns.

o      Performance.  In the planning process, management first decided what actions to take strategically over the next three years and secondly, modeled the economic impact of these actions.  Given the large component of Asset Recycling in the Plan, management selected a financial metric that would be most appropriate to measure the success of the Plan.   This led to the adoption of Cumulative Adjusted Funds Available for Distribution ("Cumulative Adjusted FAD") as the metric for the GEAR UP Plan, with a target of $7.18 per share cumulative over three years.  Additionally, Parkway has established a self-imposed limit for the modified fixed charge coverage ratio of an average of 2.5 times as a pledge not to use leverage to achieve Company goals.

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

Financial Condition

 Comments are for the balance sheet dated September 30, 2006 compared to the balance sheet dated December 31, 2005.

                Office and Parking Properties.  In 2006, Parkway continued the application of its strategy of operating and acquiring office properties, joint venturing interests in office assets, as well as liquidating non-core assets and office assets that no longer meet the Company's investment criteria and/or the Company has determined value will be maximized by selling.  During the nine months ending September 30, 2006, total assets increased $204.5 million and office and parking properties (before depreciation) increased $195.1 million or 16%.

 Purchases, Dispositions and Improvements

                Parkway's investment in office and parking properties increased $164.2 million net of depreciation to a carrying amount of $1.2 billion at September 30, 2006, and consisted of 61 office and parking properties.  The primary reason for the increase in office and parking properties relates to the net effect of the purchase of an additional 75% interest in an office property, the purchase of three office properties, the sale of one office property, building improvements and depreciation recorded during the quarter.

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

                 On July 11, 2006, the Company purchased One Illinois Center located at 111 East Wacker Drive in Chicago, Illinois for $198 million plus closing costs and transfer taxes of approximately $1.6 million and less $8.6 million received from the seller related to committed leasing costs and improvements.  The Company anticipates building improvements and leasing costs of $15.8 million during the first two years of ownership.  Parkway has engaged Wachovia Securities to market One Illinois Center, combined with the Company's Two Illinois Center property located at 233 North Michigan Avenue, as a single joint venture.  The Company expects to retain an ownership interest of approximately 25% to 30% and to close the joint venture in late 2006 or early 2007.

On August 2, 2006, the Company sold the Central Station building in St. Petersburg, Florida for $15 million, and the proceeds were used to reduce amounts outstanding under One Illinois Center mezzanine loan.  Parkway recognized a gain on the sale of $211,000 in the third quarter of 2006.  In accordance with GAAP, all current and prior period income from the office property has been classified as discontinued operations.

                During the nine months ending September 30, 2006, the Company capitalized building improvements and additional purchase expenses of $18.9 million and recorded depreciation expense of $35 million related to its office and parking properties.

Investment in Unconsolidated Joint Ventures.  Investment in unconsolidated joint ventures decreased $1.8 million for the nine months ended September 30, 2006 and is primarily due to the sale of the Viad Corporate Center, of which Parkway owned 30%, on June 23, 2006.  The Company and its joint venture partner sold the Viad Corporate Center in Phoenix, Arizona for $105.5 million.  The buyer assumed the existing mortgage debt of $50 million in the sale.  The Company received cash proceeds from the sale of approximately $15.4 million and recognized a gain of $13.6 million.  In addition to the gain, Parkway recognized management and incentive fees of $4.2 million as a result of the economic returns generated above an IRR hurdle rate achieved over the life of the Viad joint venture and incurred $325,000 in costs associated with the loan transfer.

Rents Receivable and Other Assets.  Rents receivable and other assets increased $26.7 million or 38.5% for the nine months ended September 30, 2006.  The increase is primarily attributable to the increase in escrow bank account balances of $16.3 million and unamortized lease costs due to the purchase of office properties in 2006.  In 2006, the total purchase price allocated to lease costs was $8.8 million.  The increase in escrow bank account balances of $16.3 million is primarily due to additional escrow deposit requirements with the new mortgage placed in connection with the purchase of One Illinois Center on July 11, 2006 and current period escrow deposit requirements for consolidated properties.  The One Illinois Center escrow funds will be released based on actual expenditures incurred in leasing and operating the building and as predefined in the loan agreement.

Intangible Assets, Net.  For the nine months ended September 30, 2006, intangible assets net of related amortization increased $13.6 million and was primarily due to the allocation of the purchase price of 2006 office property acquisitions to above market in-place leases and the value of in-place leases.  In 2006, the total purchase price allocated to above market in-place leases and the value of in-place leases was $4.5 million and $17.1 million, respectively.  Parkway accounts for its acquisitions of real estate in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations", which requires the fair value of the real estate acquired to be allocated to acquired tangible and intangible assets.

Notes Payable to Banks.  Notes payable to banks increased $25.8 million or 17.2% during the nine months ended September 30, 2006.  At September 30, 2006, notes payable to banks totaled $176.2 million and the increase is primarily attributable to advances under bank lines of credit to purchase additional properties and make improvements to office properties.

              On April 27, 2006 the Company closed a new $200 million credit facility led by Wachovia Bank and syndicated to nine other banks. This line replaced the previous $190 million revolver, which was to mature in February 2007.  The facility is comprised of a $60 million term loan maturing in April 2011 and a $140 million revolving loan maturing in April 2010. The interest rate on the $200 million line is based on LIBOR plus 80 to 130 basis points, depending upon overall Company leverage.  The Company paid a facility fee of $200,000 (10 basis points) and origination fees of $688,000 (34.4 basis points) upon closing of the loan agreement.  Additionally, the Company pays an annual administration fee of $35,000 and fees on the unused portion of the revolver ranging between 12.5 and 20 basis points based upon overall Company leverage.  This new line affords the Company greater financial flexibility and lower interest cost.

                The Company's $200 million unsecured credit facility requires compliance with a number of restrictive financial covenants, including tangible net worth, fixed charge coverage ratio, unencumbered interest coverage ratio, total debt to total asset ratio, secured debt to total asset value ratio, secured recourse debt to total asset value ratio and unencumbered pool restrictions.  As of September 30, 2006 the Company was in compliance with these financial covenants.

                Mortgage Notes Payable.  During the nine months ended September 30, 2006, mortgage notes payable increased $170.9 million or 35.4% and is due to scheduled principal payments on mortgages and the placement of mortgage debt of $196.6 million.

                In connection with the purchase of the BellSouth Building and Centurion Centre on behalf of the discretionary fund with Ohio PERS, on May 19, 2006, the Fund placed a $14.4 million 10-year first mortgage at a fixed rate of 5.90%.  Payments during the first five years of the mortgage term will be on an interest-only basis.

                The purchase of One Illinois Center on July 11, 2006 was funded by a 10-year, $148.5 million non-recourse first mortgage.  The loan bears interest at a fixed rate of 6.29%, with interest only payments for five years and principal payments based on a 30-year amortization thereafter.  In connection with the first-mortgage, the Company delivered $11.3 million in letters of credit to satisfy the various escrow requirements made by the lender.  These letters of credit expire June 30, 2007.  Additional purchase funding was provided by a $33.7 million secured recourse mezzanine loan with a six-month term at an interest rate of LIBOR plus 130 basis points (current rate set at 6.63%), and amounts drawn under existing lines of credit.  During the three months ended September 30, 2006, the Company reduced the mezzanine loan to a balance of $19.3 million by applying funds received from the sale of the Central Station building.

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

                Following the July 11, 2006 purchase of One Illinois Center in Chicago, Illinois, Parkway's debt to total market capitalization increased to 52%, which is slightly above the targeted rate in the mid-40's.  The Company has engaged Wachovia Securities to market One Illinois Center, combined with the Company's Two Illinois Center property, as a single joint venture.  The Company expects to retain an ownership interest of approximately 25% to 30% and to close the joint venture in late 2006 or early 2007.  The proceeds from the sale of this joint venture interest will be used to reduce amounts outstanding under bank lines of credit and to purchase office properties.  After the joint venture of One and Two Illinois Center, Parkway anticipates that the debt to total market capitalization ratio will return to a percentage in the mid-40's.

                The computation of the interest, fixed charge and modified fixed charge coverage ratios and the reconciliation of net income to EBITDA is as follows for the nine months ended September 30, 2006 and 2005 (in thousands):

	Nine Months Ended
	September 30
	2006	2005
Net Income	$ 18,960	$ 18,854
Adjustments to Net Income:
Interest expense	30,963	24,620
Amortization of financing costs	824	952
Depreciation and amortization	45,399	37,768
Amortization of nonvested shares and share equivalents	584	351
Gain on sale of joint venture interest, real estate and other assets	(13,676)	(5,146)
Tax expenses	1	8
EBITDA adjustments - unconsolidated joint ventures	1,915	1,922
EBITDA adjustments - minority interest in real estate partnerships	(2,546)	(1,517)
EBITDA (1)	$ 82,424	$ 77,812

Interest Coverage Ratio:
EBITDA	$ 82,424	$ 77,812
Interest expense:
Interest expense	$ 30,963	$ 24,620
Capitalized interest	-	52
Interest expense - unconsolidated joint ventures	886	1,032
Interest expense - minority interest in real estate partnerships	(1,039)	(907)
Total interest expense	$ 30,810	$ 24,797
Interest Coverage Ratio	2.68	3.14

Fixed Charge Coverage Ratio:
EBITDA	$ 82,424	$ 77,812
Fixed charges:
Interest expense	$ 30,810	$ 24,797
Preferred dividends	5,254	5,359
Preferred distributions - unconsolidated joint ventures	-	21
Principal payments (excluding early extinguishment of debt)	11,327	12,941
Principal payments - unconsolidated joint ventures	34	98
Principal payments - minority interest in real estate partnerships	(176)	(423)
Total fixed charges	$ 47,249	$ 42,793
Fixed Charge Coverage Ratio	1.74	1.82

Modified Fixed Charge Coverage Ratio:
EBITDA	$ 82,424	$ 77,812
Modified Fixed Charges:
Interest expense	$ 30,810	$ 24,797
Preferred dividends	5,254	5,359
Preferred distributions - unconsolidated joint ventures	-	21
Total Modified Fixed Charges	$ 36,064	$ 30,177
Modified Fixed Charge Coverage Ratio	2.29	2.58

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

                Parkway views EBITDA primarily as a liquidity measure and, as such, the GAAP financial measure most directly comparable to it is cash flows provided by operating activities.  Because EBITDA is not a measure of financial performance calculated in accordance with GAAP, it should not be considered in isolation or as a substitute for operating income, net income, cash flows provided by operating, investing and financing activities prepared in accordance with GAAP.  The following table reconciles EBITDA to cash flows provided by operating activities for the nine months ended September 30, 2006 and 2005 (in thousands):

	Nine Months Ended
	September 30
	2006	2005

EBITDA	$ 82,424	$ 77,812

Amortization of above market leases	1,171	1,400
Operating distributions from unconsolidated joint ventures	1,150	2,294
Interest expense	(30,963)	(24,620)
Tax expense	(1)	(8)
Increase in receivables and other assets	(18,428)	(10,781)
Increase in accounts payable and other liabilities	10,550	17,445
Adjustments for minority interests	2,178	1,819
Adjustments for unconsolidated joint ventures	(2,439)	(3,017)

Cash flows provided by operating activities	$ 45,642	$ 62,344

                Accounts Payable and Other Liabilities.  Accounts payable and other liabilities increased $14.8 million for the nine months ended September 30, 2006 and was primarily due to the allocation of purchase price of 2006 office property acquisitions to below market in-place leases in the amount of $5.4 million and the increase in accrued property taxes for the year in the amount of $5 million.

                Minority Interest - Real Estate Partnerships. During the nine months ending September 30, 2006, minority interest associated with real estate partnerships increased $3.2 million.  The increase is attributable to Parkway's purchase, through affiliated entities, of the limited partner's interest in MBALP on March 7, 2006, which raises Parkway's total effective ownership interest in MBALP to 75.025%, and additional investments made by the Fund.

                Stockholders' Equity. Stockholders' equity decreased $10.2 million during the nine months ended September 30, 2006, as a result of the following (in thousands):

Increase
(Decrease)
Net income	$ 18,960
Change in unrealized loss on equity securities	79
Change in market value of interest rate swaps	(73)
Comprehensive income	18,966
Common stock dividends declared	(27,942)
Preferred stock dividends declared	(5,254)
Purchase of Company stock	(2,814)
Exercise of stock options	5,659
Share based compensation expense	584
Shares distributed from deferred compensation plan	304
Shares issued in lieu of Directors' fees	170
Shares issued through DRIP Plan	149
Employee Stock Purchase Plan	(10)
$ (10,188)

                On February 9, 2006, the Board of Directors authorized the repurchase of up to 1 million shares of Parkway's outstanding common stock in the open market or in privately negotiated transactions, and at times (through August 2006) and in amounts deemed appropriate by the Company.  Through August 2006, the Company purchased 71,400 shares of common stock for $2.8 million, which equates to an average price per share of $39.41.

Results of Operations

 Comments are for the three months and nine months ended September 30, 2006 compared to the three months and nine months ended September 30, 2005.

Net loss available to common stockholders for the three months ended September 30, 2006, was $3.6 million ($0.25 per basic common share) as compared to net income available to common stockholders of $6.7 million ($0.48 per basic common share) for the three months ended September 30, 2005.  Net income available to common stockholders for the nine months ended September 30, 2006 was $13.7 million ($0.97 per basic common share) compared to $13.5 million ($0.96 per basic common share) for the nine months ended September 30, 2005.  Net gains of $211,000 and $13.7 million were included in net income available to common stockholders for the three months and nine months ended September 30, 2006.  Net gains of $4.2 million and $5.1 million were included in net income available to common stockholders for the three months and nine months ended September 30, 2005.

                Office and Parking Properties.  The analysis below includes changes attributable to same store properties, acquisitions and dispositions of office properties.  Same store properties are those that the Company owned for the entire three month and nine month periods ended September 30, 2006 and 2005.  At September 30, 2006, same store properties consisted of 54 properties comprising 10.2 million square feet.  Properties acquired in 2005 and 2006 that do not meet the definition of same store properties consisted of four properties with 497,000 square feet in 2005 and three properties with 1.2 million square feet in 2006.

                The following table represents income from office and parking properties for the three months and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30				Nine Months Ended September 30
			Increase	%			Increase	%
	2006	2005	(Decrease)	Change	2006	2005	(Decrease)	Change
Income from office and parking properties:
Same store properties	$ 45,773	$ 46,830	$ (1,057)	-2.3%	$ 128,667	$ 131,431	$ (2,764)	-2.1%
Properties acquired in 2005	2,535	670	1,865	278.4%	17,676	7,539	10,137	134.5%
Properties acquired in 2006	7,085	-	7,085	0.0%	7,468	-	7,468	0.0%
Properties disposed	8	(77)	85	-110.4%	(43)	1,800	(1,843)	-102.4%
Total income from office and
parking properties	$ 55,401	$ 47,423	$ 7,978	16.8%	$ 153,768	$ 140,770	$ 12,998	9.2%

                Income from office and parking properties for same store properties decreased $1.1 million and $2.8 million for the three months and nine months ended September 30, 2006, respectively, compared to the same periods for 2005.  The primary reason for the decrease is due to a decline in same store occupancy and average rental rates for same store properties for the nine months ended September 30, 2006 compared to September 30, 2005.  Average same store occupancy was 89% and 90% for the nine months ended September 30, 2006 and 2005, respectively.  Additionally, lease termination fee income decreased $524,000 and $492,000 for same store properties for the three months and nine months ended September 30, 2006, respectively, compared to the same period of 2005.

                The following table represents property operating expenses for the three months and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30				Nine Months Ended September 30
			Increase	%			Increase	%
	2006	2005	(Decrease)	Change	2006	2005	(Decrease)	Change
Property operating expenses:
Same store properties	$ 22,439	$ 22,694	$ (255)	-1.1%	$ 62,354	$ 61,691	$ 663	1.1%
Properties acquired in 2005	1,185	277	908	327.8%	8,245	3,497	4,748	135.8%
Properties acquired in 2006	3,300	-	3,300	0.0%	3,450	-	3,450	0.0%
Properties disposed	(7)	72	(79)	-109.7%	(18)	847	(865)	-102.1%
Total property
operating expenses	$ 26,917	$ 23,043	$ 3,874	16.8%	$ 74,031	$ 66,035	$ 7,996	12.1%

                Property operating expenses for same store properties decreased $255,000 for the three months ended September 30, 2006 and increased $663,000 for the nine months ended September 30, 2006 compared to the same periods for 2005.  The primary reason for the year-to-date increase is due to increased utility rates.

                Depreciation and amortization expense attributable to office and parking properties increased $5.8 million and $8.1 million for the three months and nine months ended September 30, 2006, respectively, compared to the same periods for 2005 and is due to the increase in the net investment in office and parking properties due to additional purchases and improvements to properties.

Management Company Income.  The increase in management company income of $2.5 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 is primarily due to the additional management fee and incentive fee of $4.2 million as a result of the economic returns generated above an internal rate of return hurdle rate achieved over the life of the Viad joint venture.  The fees were received and recognized by Parkway in the second quarter of 2006 at closing of the sale of Viad Corporate Center.   For the nine months ended September 30, 2005, management company income included acquisition fees earned on the Maitland 200 joint venture of $947,000, an incentive fee of $400,000 earned in connection with the 233 North Michigan joint venture and a commission on the sale of land on behalf of a third-party of $385,000.

                Management Company Expenses.  Management company expenses increased $420,000 for the nine months ended September 30, 2006 compared to the same period of 2005 and is attributable to increased personnel and administrative costs allocated to manage and expand fund and joint venture operations.

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

                Share based compensation expense of $584,000 and $351,000 was recognized for the nine months ending September 30, 2006 and 2005, respectively.  Total compensation expense related to nonvested awards not yet recognized was $3.7 million as of September 30, 2006.  The weighted average period over which this expense is expected to be recognized is approximately 3.5 years.

                On June 27, 2006, the Board of Directors granted 67,500 restricted shares to officers of the Company.  Half of the shares will vest four years from July 1, 2006.  The remaining half will vest if Parkway achieves the strategic goals of the GEAR UP Plan, which will end December 31, 2008.  The Company will record compensation expense for the shares that vest based solely on service conditions beginning July 1, 2006 over a four year period.  Compensation expense will not be recorded on the shares that vest based on achievement of the GEAR UP Plan until the Company determines that it is probable that the goal will be achieved.  Therefore, no expense has been recorded in 2006 for the shares that vest based on performance conditions.  Total potential compensation associated with shares that vest based on performance conditions is $1.5 million.

                Equity in Earnings of Unconsolidated Joint Ventures.  Equity in earnings of unconsolidated joint ventures decreased $571,000 for the nine months ended September 30, 2006  compared to the same period of 2005 and is primarily due to the sale of the Company's 30% interest in the Viad Corporate Center in June 2006.

                Gain (Loss) on Sale of Joint Venture Interests, Real Estate and Other Assets.  For the nine months ended September 30, 2006, Parkway recorded a gain on the sale of the Viad Corporate Center in the amount of $13.6 million and recognized an impairment loss on investment securities in the amount of $119,000.  For the nine months ended September 30, 2005, the Company recorded a gain on the sale of an 80% joint venture interest in Maitland 200, an office building in Orlando, Florida, in the amount of $1.3 million and recorded an impairment loss of $340,000 on 12 acres of land in New Orleans, Louisiana.

                Interest Expense.  Interest expense, including amortization, increased $3.8 million and $6.2 million for the three months and nine months ended September 30, 2006, respectively, compared to the same periods of 2005 and is comprised of the following (in thousands):

	Three Months Ended September 30				Nine Months Ended September 30
			Increase	%			Increase	%
	2006	2005	(Decrease)	Change	2006	2005	(Decrease)	Change
Interest expense:
Mortgage interest expense	$ 9,384	$ 6,376	$ 3,008	47.2%	$ 23,062	$ 19,380	$ 3,682	19.0%
Bank line interest expense	2,724	1,881	843	44.8%	7,339	4,678	2,661	56.9%
Subsidiary redeemable
preferred membership interest	190	190	-	0.0%	562	562	-	0.0%
Mortgage loan cost amortization	169	233	(64)	-27.5%	492	576	(84)	-14.6%
Bank loan cost amortization	98	125	(27)	-21.6%	332	376	(44)	-11.7%

Total interest expense	$ 12,565	$ 8,805	$ 3,760	42.7%	$ 31,787	$ 25,572	$ 6,215	24.3%

                Mortgage interest expense increased $3 million and $3.7 million for the three months and nine months ended September 30, 2006, respectively, compared to the same periods for 2005 and is due to the net effect of new loans placed or assumed in 2006 and 2005, the transfer of a mortgage in connection with the sale of a joint venture interest in 2005 and the refinancing of the Teachers Insurance and Annuity Association mortgage in 2005.  The average interest rate on mortgage notes payable as of September 30, 2006 and 2005 was 5.8% and 5.7%, respectively.

Bank line interest expense increased $843,000 and $2.7 million for the three months and nine months ended September 30, 2006, respectively, compared to the same periods for 2005.  The change is primarily due to the increase in the average balance of bank borrowings from $135.5 million for the nine months ended September 30, 2005 to $166 million for the nine months ended September 30, 2006.  Additionally, the weighted average interest rate on bank lines of credit increased from 4.4% during the nine months ended September 30, 2005 to 5.8% during the same period in 2006.  The increase in bank borrowings is primarily attributable to advances for purchases of office properties.

                Discontinued Operations.  Discontinued operations is comprised of the following for the three months and nine months ending September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30				Nine Months Ended September 30
			Increase	%			Increase	%
	2006	2005	(Decrease)	Change	2006	2005	(Decrease)	Change
Discontinued operations:
Income from discontinued
operations	$ 82	$ 597	$ (515)	-86.3%	$ 808	$ 1,847	$ (1,039)	-56.3%
Gain on sale of real estate
from discontinued operations	211	4,181	(3,970)	-95.0%	211	4,181	(3,970)	-95.0%

Total discontinued operations	$ 293	$ 4,778	$ (4,485)	-93.9%	$ 1,019	$ 6,028	$ (5,009)	-83.1%

In August 2006, the Company sold Central Station, an office property in St. Petersburg, Florida to an unrelated party for a gross sales price of $15 million and recognized a gain on the sale in the amount of $211,000 in the third quarter of 2006.

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

Liquidity and Capital Resources

Statement of Cash Flows.   Cash and cash equivalents were $5.2 million and $3.4 million at September 30, 2006 and December 31, 2005, respectively.  Cash flows provided by operating activities for the nine months ending September 30, 2006 were $45.6 million compared to $62.3 million for the same period of 2005.  The change in cash flows from operating activities is primarily attributable to the effect of the timing of receipt of revenues and payment of expenses.

                Cash used in investing activities was $215.9 million for the nine months ended September 30, 2006 compared to cash used in investing activities of $145.8 million for the same period of 2005.  The decrease in cash provided by investing activities of $70.1 million is primarily due to increased office property purchases in 2006 and an increase in distributions from unconsolidated joint ventures, which is attributable to the sales proceeds received for the sale of the Viad Corporate Center in June 2006.

                Cash provided by financing activities was $172.1 million for the nine months ended September 30, 2006 compared to cash provided by financing activities of $101.4 million for the same period of 2005.  The increase in cash provided by financing activities of $70.7 million is primarily due to the net effect of additional mortgage placements in 2006 offset by proceeds received from a stock offering in 2005 to fund office property purchases.

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

                At September 30, 2006, Parkway had a total of $176.2 million outstanding under a four-year $140 million unsecured revolving credit facility and a five-year $60 million unsecured term loan, both led by Wachovia Bank and syndicated to nine other banks (the "$200 million line"), a $15 million unsecured line of credit with PNC Bank (the "$15 million line") and a $9 million unsecured line of credit with Trustmark National Bank (the "$9 million line").  The interest rates on the $200 million line and the $15 million line were equal to the 30-day LIBOR rate plus 80 to 130 basis points, depending upon overall Company leverage.  The interest rate on the $9 million line was equal to the 30-day LIBOR rate plus 132.5 basis points.  The weighted average interest rate on unsecured lines of credit was 6.3% and 4.9% at September 30, 2006 and 2005, respectively.

On April 27, 2006 the Company closed the new $200 million unsecured credit facility led by Wachovia Bank and syndicated to nine other banks. The $200 million line replaced the previous $190 million line, which was to mature in February 2007.  The new facility is comprised of a $60 million term loan maturing in April 2011 and a $140 million revolving loan maturing in April 2010. The interest rate on the $200 million line is based on LIBOR plus 80 to 130 basis points depending upon overall Company leverage (with the current rate set at 115 basis points as of June 30, 2006).  The Company paid a facility fee of $200,000 (10 basis points) and origination fees of $688,000 (34.4 basis points) upon closing of the loan agreement.  Additionally, the Company pays an annual administration fee of $35,000 and fees on the unused portion of the revolver ranging between 12.5 and 20 basis points based upon overall Company leverage (with the rate set at 12.5 basis points at September 30, 2006).  The increased size of the line affords the Company greater financial flexibility and capacity while accommodating the Company's growth.

The $15 million line matures January 31, 2007, is unsecured and is expected to fund the daily cash requirements of the Company's treasury management system.  The $15 million line has a current interest rate equal to the 30-day LIBOR rate plus 115 basis points as of September 30, 2006.  The Company paid a facility fee of $15,000 (10 basis points) upon closing of the loan agreement.  Under the $15 million line, the Company does not pay annual administration fees or fees on the unused portion of the line.

The $9 million line with Trustmark National Bank is interest only, has a current interest rate equal to the 30-day LIBOR rate plus 132.5 basis points and matures December 7, 2006.  The proceeds of the loan were used to finance the construction of the City Centre Garage, which was completed in 2005.

To protect against the potential for rapidly rising interest rates, the Company entered into a total of four interest rate swap agreements in 2005 and 2004.  The Company designated the swaps as hedges of the variable interest rates on the Company's borrowings under the Wachovia unsecured revolving credit facility.  Accordingly, changes in the fair value of the swap are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings.  The Company's interest rate hedge contracts as of September 30, 2006 and 2005 are summarized as follows (in thousands):

					Fair
					Market Value
Type of	Notional	Maturity		Fixed	September 30
Hedge	Amount	Date	Reference Rate	Rate	2006	2005
Swap	$20,000	12/31/05	1-Month LIBOR	3.183%	$ -	$ 45
Swap	$40,000	06/30/06	1-Month LIBOR	3.530%	-	238
Swap	$40,000	12/31/08	1-Month LIBOR	4.360%	523	204
Swap	$20,000	12/31/08	1-Month LIBOR	4.245%	309	146
					$ 832	$ 633

At September 30, 2006, the Company had $654.1 million in mortgage notes payable with an average interest rate of 5.8% secured by office properties and $176.2 million drawn under bank lines of credit.  Parkway's pro rata share of unconsolidated joint venture debt was $9.9 million with an average interest rate of 5.2% at September 30, 2006.  Based on the Company's total market capitalization of approximately $1.6 billion at September 30, 2006 (using the September 30, 2006 closing price of $46.49 per common share), the Company's debt represented approximately 52.1% of its total market capitalization.  The Company targets a debt to total market capitalization rate at a percentage in the mid-40's.  This rate may vary at times pending acquisitions, sales and/or equity offerings.  In addition, volatility in the price of the Company's common stock may affect the debt to total market capitalization ratio.  However, over time the Company plans to maintain a percentage in the mid-40's.

The increase in Parkway's debt to total market capitalization to 52.1%, which is slightly above the targeted rate in the mid-40's, is primarily attributable to the purchase of One Illinois Center in Chicago, Illinois on July 11, 2006. The Company has engaged Wachovia Securities to market One Illinois Center, combined with the Company's Two Illinois Center property, as a single joint venture.  The Company expects to retain an ownership interest of approximately 25% to 30% and to close the joint venture in late 2006 or early 2007.  The proceeds from the sale of this joint venture interest will be used to reduce amounts outstanding under bank lines of credit and to purchase office properties.  After the joint venture of One and Two Illinois Center, Parkway anticipates that the debt to total market capitalization ratio will return to a percentage in the mid-40's.

                 In addition to the debt to total market capitalization ratio, the Company also monitors interest, fixed charge and modified fixed charge coverage ratios.  The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization ("EBITDA").  This ratio for the nine months ending September 30, 2006 and 2005 was 2.68 and 3.14 times, respectively.  The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA.  This ratio for the nine months ending September 30, 2006 and 2005 was 1.74 and 1.82 times, respectively.   The modified fixed charge coverage ratio is computed by comparing the cash interest accrued and preferred dividends paid to EBITDA.  This ratio for the nine months ending September 30, 2006 and 2005 was 2.29 and 2.58 times, respectively.    In accordance with the GEAR UP Plan, Parkway has established a self-imposed limit for the modified fixed charge coverage ratio of 2.5 times as the Company's pledge not to use leverage to achieve Company goals.  Management believes the debt to market capitalization, interest coverage, fixed charge coverage and modified fixed charge coverage ratios provide useful information on total debt levels as well as the Company's ability to cover interest, principal and/or preferred dividend payments with current income.

                The table below presents the principal payments due and weighted average interest rates for the mortgage notes payable as of September 30, 2006.

	Average	Mortgage Notes Payable
	Interest Rate	(In thousands)
2006*	5.8%	$ 4,019
2007	5.8%	53,227
2008	5.8%	56,853
2009	6.0%	36,841
2010	6.0%	98,145
2011	6.3%	112,439
Thereafter	7.0%	292,619
Total		$ 654,143

Fair value at 09/30/06		$ 665,668

*Remaining three months

The Company presently has plans to make additional capital improvements at its office properties in 2006 of approximately $11 million.  These expenses include tenant improvements, capitalized acquisition costs and capitalized building improvements.  Approximately $1.4 million of these improvements relate to upgrades on properties acquired in recent years that were anticipated at the time of purchase.  All such improvements are expected to be financed by cash flow from the properties and advances on the bank lines of credit.

Subsequent to September 30, 2006, the Fund entered into agreements for the purchase of $120 million in office assets in Memphis, Atlanta and suburban Chicago.  The purchase of these assets will be funded with 60% mortgage debt and 40% from equity contributions from partners.  Parkway's equity contribution will be approximately $12 million and will be funded with proceeds from sales and/or bank lines of credit.  The proposed acquisitions, which are projected for late in the fourth quarter of 2006, are subject to customary closing conditions, and there can be no assurance that these acquisitions will occur.  Additionally, Parkway reached agreement with unrelated purchasers for the sale of six wholly-owned buildings located in Charlotte, Houston and Atlanta.  These properties represent approximately 518,000 rentable square feet. The gross sales proceeds are expected to be approximately $48 million with an estimated gain for financial reporting purposes of $9 million.  The proceeds from the sales will be used to fund purchases of office properties and/or reduce amounts outstanding under bank lines of credit.  The proposed sales, which are projected for late in the fourth quarter of 2006, are subject to customary closing conditions, and there can be no assurance that these sales will occur.

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

                The following table presents a reconciliation of the Company's net income to FFO for the three months and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Net income (loss)	$ (1,940)	$ 8,500	$ 18,960	$ 18,854
Adjustments to derive funds from operations:
Depreciation and amortization	17,360	11,583	45,175	37,115
Depreciation and amortization - discontinued operations	18	131	224	653
Minority interest depreciation and amortization	(648)	(168)	(1,473)	(591)
Adjustments for unconsolidated joint ventures	156	266	659	781
Preferred dividends	(1,200)	(1,200)	(3,600)	(3,600)
Convertible preferred dividends	(481)	(586)	(1,654)	(1,759)
Gain on sale of real estate and joint venture interests	(211)	(4,181)	(13,795)	(5,512)
Other	1	-	1	1
Funds from operations applicable to common
shareholders	$ 13,055	$ 14,345	$ 44,497	$ 45,942

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

Forward-Looking Statements

                In addition to historical information, certain sections of this Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those that are not in the present or past tense, that discuss the Company's beliefs, expectations or intentions or those pertaining to the Company's capital resources, profitability and portfolio performance and estimates of market rental rates.  Forward-looking statements involve numerous risks and uncertainties.  The following factors, among others discussed herein and in the Company's filings under the Securities Exchange Act of 1934, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:  defaults or non-renewal of leases, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, the failure to acquire or sell properties as and when anticipated, failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates.  The success of the Company also depends upon the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed elsewhere in this Form 10-Q and in the Company's filings under the Securities Exchange Act of 1934.  Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as the date hereof.  The Company assumes no obligation to update forward-looking statements.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in Parkway's Form 10-K for the year ended December 31, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

                On August 18, 2006, Five Arrows Realty Securities III L.L.C. exercised the warrant to purchase 75,000 shares of Parkway common stock at a price of $35 per share.  The warrant was issued October 6, 2000 in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the common stock issued upon exercise of the warrant have been registered for re-sale pursuant to Parkway's Registration Statement on Form S-3 (No. 333-55882).  Parkway received total proceeds in the amount of $2.6 million in connection with the exercise of the warrant and used the proceeds to reduce borrowings under existing bank lines of credit.

Item 6.        Exhibits

10.1*   Parkway Properties, Inc. 2006 Employee Stock Purchase Plan, as amended (incorporated by reference to the Company's Form 8-K filed August 24, 2006).

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

DATE: November 3, 2006	PARKWAY PROPERTIES, INC.

	BY:	/s/ Mandy M. Pope
Mandy M. Pope, CPA
Senior Vice President and
Chief Accounting Officer