Form 10-K
period 2006-12-31
PARKWAY PROPERTIES INC
filed 2007-03-16
CIK 729237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________

FORM 10-K

_____________________

                                                                                      ☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

_________________________

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $.001 Par Value
8.00% Series D Cumulative Redeemable Preferred Stock $.001 Par Value
New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☒ Yes ☐ No

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

☐ Yes ☒ No

        The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2006 was $613 million.

        The number of shares outstanding in the registrant's class of common stock as of March 1, 2007 was 15,886,138.

 DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III.

PARKWAY PROPERTIES, INC.

TABLE OF CONTENTS

PART I

ITEM 1.  Business.

Overview

       Parkway Properties, Inc. is a real estate investment trust ("REIT") specializing in the operation, leasing, acquisition and ownership of office properties.  The Company performs these services for its own account and for other institutional investors through co-ownership structures such as discretionary funds and/or partnerships.  The terms "we," "us," "our," "Parkway," or the "Company" refer to Parkway Properties, Inc. individually or together with its subsidiaries.    The Company is geographically focused on the Southeastern and Southwestern United States and Chicago, primarily because these markets have experienced high population and employment growth and are expected to continue to do so in the foreseeable future.  Parkway and its predecessors have been public companies engaged in the real estate business since 1971, and the management team has had experience managing a public real estate company through all phases of the real estate business cycle.  As part of its strategy, the Company places an emphasis on property operations and customer satisfaction with an ultimate goal of achieving a high level of customer retention.    The Company is self-administered, in that it provides its own investment and administrative services internally through its own employees.  The Company is also self-managed, as it internally provides the management, maintenance and other real estate services that its properties require through its own employees, such as property managers and engineers and in some cases, leasing professionals.  In addition Parkway is self-leased for renewal leases for the majority of its office property portfolio.

       At January 1, 2007, Parkway owned or had an interest in 66 office properties located in 11 states with an aggregate of approximately 13.3 million square feet of leasable space.  Included in the portfolio are one discretionary fund and several partnership arrangements which encompass 17 properties totaling 2.5 million square feet, representing 19% of the portfolio.  With the discretionary fund and/or partnerships, the Company receives fees for asset management, property management, leasing and construction management services and potentially receives incentive fees upon sale if certain investment targets are achieved.  Increasing the number of co-investments, and consequently the related fee income, is part of the Company's strategy to transform itself to an operator-owner versus an owner-operator.   The strategy highlights the Company's strength in providing excellent service in the operation and acquisition of office properties for investment clients in addition to its direct ownership of real estate assets. Fee-based real estate services are offered through the Company's wholly owned subsidiary, Parkway Realty Services LLC, which also manages and/or leases approximately 1.2 million square feet for third party owners as of January 1, 2007. A significant phase of the transformation to an operator-owner is currently under way through the Company's GEAR UP Plan, which started January 1, 2006 and ends December 31, 2008.

Strategic Planning

       We continue to see Parkway defined as a focused office REIT with a hands-on, service-oriented approach, a disciplined asset allocation program and a willingness to recycle assets.  However, we see the future transformation taking Parkway from being an owner-operator to being an operator-owner.  On January 1, 2006, the Company initiated a new three-year operating plan referred to as the "GEAR UP" Plan that will serve as the spring board to transform Parkway from being first an owner of real estate and secondarily an operator of real estate for others to being first an operator of real estate for others that also owns an interest in the real estate.  The goals of the GEAR UP Plan are as follows:

  Great People.  Great customer service starts with hiring great people, training them well and retaining them.  It will take great people to accomplish the ambitious goals of the GEAR UP Plan.
  Equity Opportunities.  Over the last several years management has created a broad array of equity opportunities for Parkway.  On the private equity side this includes the use of  discretionary funds, such as the fund with Ohio Public Employees Retirement System ("Ohio PERS"), and partnerships.  The judicious use of private equity provides a greater return on equity to the public shareholders. Parkway intends to contribute assets from its balance sheet to form new joint ventures and expects these subsequent ventures to be similar to discretionary funds in their duration and economics. On the public equity side, this includes the judicious use of common equity and preferred equity to manage the balance sheet and growth.

  Asset Recycling. The Company has demonstrated its willingness in the past to sell assets when management believed the time was right.  At the start of the GEAR UP Plan, Parkway identified 25 buildings in twelve markets, totaling approximately 5 million rentable square feet to be part of the asset recycling program.  Most of these properties are smaller assets or located in smaller markets that do not fit with the Company strategy of owning larger assets in institutional markets.  The dispositions that are planned will help align the Company's portfolio with its current acquisition criteria, which focuses on larger properties in institutional markets.  In most cases, Parkway will seek to keep a 10% to 30% joint venture interest in the properties being recycled and retain management and leasing agreements.  This is a fluid list of assets based on the Company's evaluation of specific market conditions and review of the portfolio.  The other side of Asset Recycling is the reinvestment of proceeds from dispositions into other assets, either owned in the fee-simple format or owned jointly with a partner.

       These two goals, Equity Opportunities and Asset Recycling, are what combine to transform Parkway from being an owner-operator to being an operator-owner.  Management strongly believes that these actions will result in Parkway better leveraging its core strength of operating office properties and will be advantageous for the Company's shareholders over the long term.

  Retain Customers.  Customer retention remains the cornerstone of the Company's business.  We believe that our focus on the customer is why partners choose to partner with Parkway.  The goal is a customer retention rate of 70% to 75%.  For the year ended December 31, 2006, Parkway's customer retention rate was 73%.

  Uncompromising Focus on Operations.  Parkway is reaffirming its commitment to do that which it does best, and that is to operate office properties for maximum returns.

  Performance.  In the planning process, management first decided what actions to take strategically over the three years of the GEAR UP Plan and secondly, modeled the economic impact of these actions.  Given the large component of Asset Recycling in the Plan, management selected a financial metric that would be most appropriate to measure the success of the Plan.   This led to the adoption of Cumulative Adjusted Funds Available for Distribution ("Cumulative Adjusted FAD") as the metric for the GEAR UP Plan, with a target of $7.18 per share cumulative over three years.  Actual adjusted funds available for distribution for 2006 exceeded the amount projected by the Company at the beginning of the plan by $.29 per diluted share.  Additionally, Parkway established a self-imposed limit for the modified fixed charge coverage ratio of 2.5 times as a pledge not to use leverage to achieve Company goals.

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

       Parkway has made progress on its Asset Recycling and Equity Opportunities goals in 2006 as follows:

  Dispositions.   Parkway sold eight office properties for a gross sales price totaling $94.8 million and recorded a total gain on the sales for financial reporting purposes in the amount of $22.8 million.

  Fund Acquisitions.  The Fund with Ohio PERS purchased seven office properties at a contract purchase price of $183.7 million.
  Fee Simple Purchases.  Parkway purchased One Illinois Center in Chicago, Illinois at a contract purchase price of $198 million.

  Other Purchases.  Parkway purchased an additional interest in Moore Building Associates, LP, which owns the Toyota Center in Memphis, Tennessee, for $1.4 million raising Parkway's total ownership interest to 75.025%.

  Equity Offering.  On December 18, 2006, the Company sold 600,000 shares of common stock to Banc of America Securities LLC at a gross offering price of $50.25 per share and a net price of $49.37 per share. The Company used the net proceeds of approximately $29.6 million to repay indebtedness outstanding under a $19.3 million mezzanine loan incurred in connection with the purchase of One Illinois Center and to purchase additional investments in office properties.

Discretionary Funds and Partnerships

         Parkway intends to continue raising discretionary funds and forming partnerships  with select investors.  Under the terms of these funds and partnerships, where applicable, Parkway will manage all phases of the investment cycle including acquisition, financing, operations, leasing and dispositions.   The Company will receive fees for providing these services.  As of December 31, 2006, Parkway had one discretionary fund and five partnership agreements of this nature.

       On July 6, 2005, Parkway, through affiliated entities, entered into a limited partnership agreement forming a $500 million discretionary fund (the "Fund") with Ohio PERS for the purpose of acquiring high-quality multi-tenant office properties.  Ohio PERS is a 75% investor and Parkway is a 25% investor in the Fund, which will be capitalized with approximately $200 million of equity capital and $300 million of non-recourse, fixed-rate first mortgage debt.  The Fund targets acquisitions in the existing core Parkway markets of Memphis, Houston, Phoenix, Atlanta, Chicago, Charlotte, Orlando, Tampa/St. Petersburg, Ft. Lauderdale and Jacksonville.  There is approximately $275 million remaining capacity for Fund office investments.  The remaining office investments are expected to be funded by approximately $165 million in mortgage debt and $110 million in equity contributions from partners.

       The Fund targets properties with cash on cash return greater than 7% and a leveraged internal rate of return of greater than 11%.  Parkway serves as the general partner of the Fund and provides asset management, property management, leasing and construction management services to the Fund, for which it is paid market-based fees.  After each partner has received a 10% annual cumulative preferred return and a return of invested capital, 20% of the excess cash flow will be paid to the general partner and 80% will be paid to the limited partners.    Through its general partner and limited partner ownership interests, Parkway may receive a distribution of the cash flow equivalent to 40%.  Parkway will have three years to identify and acquire properties for the Fund (the "Commitment Period"), with funds contributed as needed to close acquisitions.  Parkway will exclusively represent the Fund in making acquisitions within the target markets and within certain predefined criteria.  Parkway will not be prohibited from making fee-simple or joint venture acquisitions in markets outside of the target markets, acquiring properties within the target markets that do not meet the fund's specific criteria or selling or joint venturing any currently owned properties.  The term of the Fund will be seven years from the expiration of the Commitment Period, with provisions to extend the term for two additional one-year periods.

 Third Party Management

       The Company benefits from a fully integrated management infrastructure, provided by its wholly-owned management subsidiary, Parkway Realty Services LLC ("Parkway Realty").  In addition to the Company's owned properties, Parkway Realty currently manages and/or leases approximately 3.7 million net rentable square feet for third-party owners, joint venture interests and Fund properties.  The Company intends to expand its third party fee business through funds or similar ventures.

 Financing Strategy

       The Company expects to continue seeking fixed rate, non-recourse mortgage financing with maturities from five to ten years typically amortizing over 25 to 30 years on select office building investments as additional capital is needed.  The Company targets a debt to total market capitalization ratio at a percentage in the range of 45% to 50%.    This ratio may vary at times pending the timing of acquisitions, sales and/or sales of equity securities.  In addition, volatility in the price of the Company's common stock may affect the debt to total market capitalization ratio.  However, over time the Company plans to maintain a percentage in the range of 45% to 50%. The Company calculates this ratio by including its proportionate share of any debt on assets held in funds and partnerships.   In addition to this debt ratio, the Company monitors interest, fixed charge and modified fixed charge coverage ratios.  In connection with the GEAR UP Plan, Parkway established a self‑imposed limit for the modified fixed charge coverage ratio of 2.5 times to serve as a pledge not to use leverage to achieve Company goals. Management believes the debt to market capitalization, interest coverage, fixed charge coverage and modified fixed charge coverage ratios provide useful information on total debt levels as well as the Company's ability to cover interest, principal and/or preferred dividend payments with current income.

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

Management Team

       Parkway's management team consists of experienced office property specialists with proven capabilities in office property (i) operations; (ii) leasing; (iii) management; (iv) acquisition/disposition; (v) financing; (vi) capital allocation; and (vii) accounting and financial reporting.  Parkway's fourteen senior officers have an average of 21 years of real estate industry experience, and have worked together at Parkway for an average of 16 years.  Management has developed a highly service-oriented operating culture and believes that its focus on operations, proactive leasing, property management and asset management activities will result in higher customer retention and occupancy and will continue to translate into enhanced stockholder value.

Administration

       The Company is self-administered and self-managed and maintains its principal executive offices in Jackson, Mississippi.  As of January 1, 2007, the Company had 282 employees.  The operations of the Company are conducted from approximately 20,000 square feet of office space located at 188 East Capitol Street, One Jackson Place, Suite 1000, Jackson, Mississippi.  The building is owned by Parkway and is leased by Parkway at market rental rates.

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

        Our investments are generally made in office properties.  We are, therefore, generally subject to risks incidental to the ownership of real estate.  These risks include:

  changes in supply of or demand for office properties or customers for such properties in an area in which we own buildings;
  the ongoing need for capital improvements;
  increased operating costs, which may not necessarily be offset by increased rents, including insurance premiums, utilities and real estate taxes, due to inflation and other factors;
  changes in tax, real estate and zoning laws;
  changes in governmental rules and fiscal policies; and
  civil unrest, acts of war, acts of God, including earthquakes and other natural disasters (which may result in uninsured losses) and other factors beyond our control.

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

       Real estate investments are relatively illiquid.  Our ability to vary our portfolio by selling properties and buying new ones in response to changes in economic and other conditions may therefore be limited.  In addition, the Internal Revenue Code limits our ability to sell our properties by imposing a penalty tax of 100% on the gain derived from prohibited transactions, which are defined as sales of property held primarily for sale to customers in the ordinary course of a trade or business.  The frequency of sales and the holding period of the property sold are two primary factors in determining whether the property sold fits within this definition.  These considerations may limit our opportunities to sell our properties.  If we must sell an investment, we cannot assure you that we will be able to dispose of the investment in the time period we desire or that the sales price of the investment will recoup or exceed our cost for the investment, or that the penalty tax would not be assessed.

Our current and future joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners' financial condition and any disputes that may arise between us and our joint venture partners.

       Co-investing with third parties through joint ventures is a part of our ongoing business strategy.  We may not be in a position to exercise sole decision-making authority regarding the properties owned through joint ventures.  Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including reliance on our joint venture partners and the possibility that joint venture partners might become bankrupt or fail to fund their share of required capital contributions, thus exposing us to liabilities in excess of our share of the investment.  In limited cases, such as gross neglect, the Company can be terminated as the provider of certain fee based services. Joint venture partners may have business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives.  Any disputes that may arise between us and joint venture partners may result in litigation or arbitration that would increase our expenses.

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

  that interest rates may rise;
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

       The sale of a property subject to a mortgage may trigger pre-payment penalties, yield maintenance payments or make-whole payments to the lender, which would reduce the amount of gain or increase our loss on the sale of a property and could make the sale of a property less likely.  Certain of our mortgages will have significant outstanding principal balances on their maturity dates, commonly known as "balloon payments."  There is no assurance that we will be able to refinance such balloon payments on the maturity of the loans, which may force disposition of properties on disadvantageous terms or require replacement with debt with higher interest rates, either of which would have an adverse impact on our financial performance and ability to pay distributions to investors.

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

  maintaining ownership of specified minimum levels of real estate related assets;
  generating specified minimum levels of real estate related income;
  maintaining certain diversity of ownership requirements with respect to our shares; and
  distributing at least 90% of our taxable income on an annual basis.

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
  we may institute legal proceedings to enjoin such transfer;

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

       Maryland law provides protection for Maryland corporations against unsolicited takeovers by limiting, among other things, the duties of the directors in unsolicited takeover situations.  The duties of directors of Maryland corporations do not require them to (a) accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation, (b) authorize the corporation to redeem any rights under, or modify or render inapplicable, any stockholders rights plan, (c) make a determination under the Maryland Business Combination Act, or (d) act or fail to act solely because of the effect of the act or failure to act may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the stockholders in an acquisition.  Moreover, under Maryland law the act of a director of a Maryland corporation relating to or affecting an acquisition or potential acquisition of control is not subject to any higher duty or greater scrutiny than is applied to any other act of a director.  Maryland law also contains a statutory presumption that an act of a director of a Maryland corporation satisfies the applicable standards of conduct for directors under Maryland law.

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

ITEM 1B.  Unresolved Staff Comments.

       None.

ITEM 2.  Properties.

General

       The Company operates and invests principally in office properties in the Southeastern and Southwestern United States and Chicago, but is not limited to any specific geographical region or property type.  As of January 1, 2007, the Company owned or had an interest in 66 office properties comprising approximately 13.3 million square feet of office space located in 11 states.

       Property acquisitions in 2006, 2005 and 2004 were funded through a variety of sources, including:

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

Office Buildings

       Other than as discussed under "Item 1. Business", the Company intends to hold and operate its portfolio of office buildings for investment purposes.  The Company does not propose any program for the renovation or improvement of any of the office buildings, except as called for under the renewal of existing leases or the signing of new leases or improvements necessary to upgrade recent acquisitions to the Company's operating standards.  All such improvements are expected to be financed by cash flow from the portfolio of office properties, advances on bank lines of credit or contributions from partners.

       In 2006, the Company announced the proposed development of a 194,000 square foot Class A+ office building in Jackson, Mississippi known as The Pinnacle at Jackson Place ("The Pinnacle"), adjacent to the Company's headquarters building.  The estimated cost of the development is $39 million and it is expected to be completed in the fall of 2008.  The Company has received commitments to lease approximately 73% of the new office space from four major customers.  Parkway will be seeking partners for an 80% ownership interest in the development.  There can be no assurance that the development or joint venture of The Pinnacle will occur.

       We believe that our insurance coverage contains policy specifications and insured limits that are customary for similar properties, business activities and markets, and we believe our properties are adequately insured.  However, an uninsured loss could result in loss of capital investment and anticipated profits.

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

       The following table sets forth certain information about office properties the Company owned or had an interest in as of January 1, 2007:

					Estimated
					Average	% of
	Number	Total Net	% of	Average	Market	Leases	%
	Of	Rentable	Total Net	Rent Per	Rent Per	Expiring	Leased
	Office	Square Feet	Rentable	Square	Square	In	As of
Location	Properties(1)	(in thousands)	Feet	Foot (2)	Foot (3)	2007 (4)	1/1/2007
Chicago, IL	3	2,290	17.3%	$30.09	$29.98	3.2%	86.7%
Houston, TX	13	2,092	15.8%	18.50	18.81	15.1%	96.4%
Atlanta, GA	9	1,776	13.4%	20.77	20.63	7.0%	92.2%
Memphis, TN	6	1,199	9.0%	19.65	20.72	8.4%	89.2%
Columbia, SC	3	867	6.5%	13.61	15.84	2.7%	85.0%
Jackson, MS	5	842	6.4%	17.36	18.66	4.7%	90.9%
Orlando, FL	4	694	5.2%	22.25	21.00	12.8%	92.6%
Knoxville, TN	2	549	4.1%	14.99	17.00	8.1%	91.0%
Richmond, VA	6	497	3.8%	17.49	17.12	36.4%	87.9%
Jacksonville, FL	4	482	3.6%	18.62	18.58	11.7%	95.0%
Nashville, TN	1	434	3.3%	13.94	16.75	1.5%	78.7%
Phoenix, AZ	2	393	3.0%	24.54	26.22	5.4%	94.9%
Hampton Roads, VA	3	386	2.9%	17.60	18.36	23.8%	94.7%
Charlotte, NC	1	325	2.5%	18.79	18.00	5.4%	96.7%
Ft. Lauderdale, FL	2	215	1.6%	21.25	23.96	19.0%	88.2%
St. Petersburg, FL	1	186	1.4%	19.71	21.00	7.7%	93.1%
Other Markets	1	32	0.2%	8.00	8.00	0.0%	100.0%
	66	13,259	100.0%	$20.54	$21.07	9.4%	90.8%

(1)    Includes 49 office properties owned directly and 17 office properties owned through joint ventures.

(2)    Average rent per square foot is defined as the weighted average current gross rental rate including expense escalations for leased office space in the building as of January 1, 2007.

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

(4)    The percentage of leases expiring in 2007 represents the ratio of square feet under leases expiring in 2007 divided by total net rentable square feet.

       The following table sets forth scheduled lease expirations for properties owned as of January 1, 2007 on leases executed as of January 1, 2007, assuming no customer exercises renewal options:

		Net		Annualized	Weighted	Weighted Est
		Rentable	Percent of	Rental	Expiring Gross	Avg Market
Year of	Number	Square Feet	Total Net	Amount	Rental Rate Per	Rent Per Net
Lease	of	Expiring	Rentable	Expiring (1)	Net Rentable	Rentable
Expiration	Leases	(in thousands)	Square Feet	(in thousands)	Square Foot (2)	Square Foot (3)
2007	343	1,240	9.4%	$ 24,627	$ 19.87	$ 19.82
2008	283	1,734	13.1%	34,556	19.93	20.01
2009	295	1,942	14.6%	42,446	21.86	21.74
2010	209	1,507	11.4%	29,299	19.45	19.42
2011	181	1,781	13.4%	38,533	21.64	22.15
2012	73	955	7.2%	17,723	18.56	20.17
Thereafter	130	2,877	21.7%	60,095	20.89	22.30
	1,514	12,036	90.8%	$ 247,279	$ 20.54	$ 21.07

(1)    Annualized rental amount expiring is defined as net rentable square feet expiring multiplied by the weighted average expiring annual rental rate per net rentable square foot.

(2)    Weighted average expiring gross rental rate is the weighted average rental rate including expense escalations for office space.

(3)    Estimated average market rent is based upon information obtained from (i) the Company's own experience in leasing space at the properties: (ii) leasing agents in the relevant markets with respect to quoted rental rates and completed leasing transactions for comparable properties in the relevant markets; and (iii) publicly available data with respect thereto as of January 1, 2007.  Estimated average market rent is weighted by the net rentable square feet expiring in each property.

       Fixed-rate mortgage notes payable total $696 million at December 31, 2006 and are secured by 35 properties in various markets with interest rates ranging from 3.67% to 8.25%.  Maturity dates on these mortgage notes payable range from August 2007 to October 2019 on 15 to 30 year amortizations.  See Note E - "Notes Payable" to the consolidated financial statements.

       The majority of the Company's fixed rate secured debt contains prepayment provisions based on the greater of a yield maintenance penalty or 1% of the outstanding loan amount.  The yield maintenance penalty essentially compensates the lender for the difference between the fixed rate under the loan and the yield that the lender would receive if the lender reinvested the prepaid loan balance in U.S. Treasury Securities with a similar maturity as the loan.

Customers

       The office properties are leased to approximately 1,514 customers, which are in a wide variety of industries including banking, insurance, professional services (including legal, accounting, and consulting), energy, financial services and telecommunications.  Our largest customer and 25 largest customers accounted for 4.3% and 37.3%, respectively, of our annualized rental revenue.  The following table sets forth information concerning the 25 largest customers of the properties owned directly or through joint ventures as of January 1, 2007 (in thousands, except square foot data):

	Leased	Annualized		Lease
	Square	Rental		Expiration
Customer	Feet (1)	Revenue (1)	Office Property	Date
General Services Administration (GSA)	412,650	$ 9,132	(2)	(2)
Blue Cross Blue Shield of Georgia, Inc.	272,718	6,678	Capital City Plaza	(3)
Cox Enterprises, Inc.	307,391	5,977	(4)	(4)
Regions Financial Corporation	243,024	4,681	(5)	(5)
Young & Rubicam	122,078	4,370	233 North Michigan	(6)
Federal Home Loan Bank of Chicago	135,932	4,172	111 East Wacker	(7)
Nabors Industries/Nabors Corporate Services	202,276	3,791	One Commerce Green	12/08
United Healthcare Services	79,549	3,426	(8)	(8)
Health Care Service Corporation	134,724	3,180	111 East Wacker	(9)
South Carolina State Government	204,623	3,068	(10)	(10)
Forman, Perry, Watkins, Krutz & Tardy	173,355	2,672	(11)	(11)
Clear Channel Communications	73,193	2,593	(12)	(12)
Schlumberger Technology	155,324	2,491	Schlumberger	(13)
Honeywell	111,686	2,339	Honeywell Building	07/08
DHL Airways	101,330	2,211	One Commerce Green	11/07
Golin-Harris Communications, Inc.	65,804	2,115	111 East Wacker	07/12
Extra Space Storage	91,200	2,066	Toyota Center	04/15
Bank of America, NA	193,107	2,059	(14)	(14)
Louisiana-Pacific Corporation	105,057	1,958	Bank of America Plaza	12/15
MeadWestvaco Corporation	100,457	1,917	Boulders Center	03/07
Motorola, Inc.	68,473	1,867	233 North Michigan	03/11
Stein Mart, Inc.	100,685	1,858	Stein Mart Building	02/11
Federal Express	90,484	1,806	(15)	(15)
Shefsky & Froelich, Ltd.	68,936	1,732	111 East Wacker	05/15
URS Corporation	59,512	1,641	(16)	(16)
	3,673,568	$79,800
Total Rentable Square Footage (1)	13,258,871
Total Annualized Rental Revenue (1)	$213,643
(1)

Annualized Rental Revenue represents the gross rental rate (including escalations) per square foot as of January 1, 2007, multiplied by the number of square feet leased by the customer.  Annualized rent for customers in joint ventures is calculated based on our ownership interest.  However, leased square feet represents 100% of square feet leased through direct ownership or through joint ventures.

(2)

GSA occupies 412,650 square feet in 15 properties under separate leases that expire as follows:  189,316 square feet in November 2009, 50,586 square feet in March 2008, 25,726 square feet in July 2010, 22,973 in January 2013, 22,925 square feet in December 2007, 21,384 square feet in May 2010, 20,618 square feet in September 2012, 17,112 square feet in January 2010, 8,603 square feet in June 2013, 6,286 square feet in June 2008, 5,471 square feet in October 2012, 5,370 square feet in March 2007, 5,155 square feet in November 2011, 3,878 square feet in June 2007, 3,043 square feet in April 2014, 1,848 square feet in December 2015,  1,831 square feet in December 2016, and 525 square feet in September 2007.

(3)	Blue Cross Blue Shield of Georgia, Inc. occupies 271,712 square feet expiring in June 2014 with a cancellation option in June 2012 and 1,006 square feet expiring in March 2007.

(4)

Cox Enterprises, Inc. occupies 307,391 square feet in 2 properties under separate leases that expire as follows:  198,002 square feet in August 2010, 79,790 square feet in December 2008, 19,209 square feet in June 2010 and 10,390 square feet in April 2009.

(5)

Regions Financial Corporation occupies 243,024 square feet in 3 properties under separate leases that expire as follows: 218,464 square feet in March 2016, 16,538 square feet in October 2011, 3,916 square feet in November 2010, 1,983 square feet in September 2009 and 2,123 square feet in November 2009.

(6)	Young & Rubicam occupies 122,078 square feet expiring in November 2011 with a cancellation option on November 30, 2009.

(7)	Federal Home Loan Bank of Chicago occupies 135,932 square feet expiring in July 2011 with a cancellation option on December 31, 2008.

(8)	United Healthcare Services occupies 79,549 square feet in 2 properties and the leases expire as follows: 67,028 square feet in November 2009 and 12,521 square feet in April 2009.

(9)	Health Care Services Corporation occupies 134,724 square feet expiring in March 2017 with a cancellation option in March 2012.

(10)

South Carolina Government Agencies occupy 204,623 square feet in 3 properties under separate leases that expire as follows:  133,436 square feet in June 2010, 47,195 square feet in June 2009, 15,711 square feet in June 2011, 7,007 square feet in December 2008, 924 square feet in August 2007 and 350 square feet on a month-to-month lease.  The Budget and Control Board's 119,383 square foot lease contains a cancellation option available every June 30th, and the SC Dept. of Commerce's 44,587 square foot lease contains a cancellation option available every August 1st.

(11)

Forman, Perry, Watkins, Krutz & Tardy occupies 173,355 square feet in 2 properties and the leases expire as follows:  162,731 square feet in December 2011 and 10,624 square feet in July 2009 with certain cancellation rights beginning July 2007. The customer also has certain cancellation rights pending changes in litigation legislation.

(12)

Clear Channel Communications occupies 73,193 square feet expiring as follows:  69,016 square feet expiring in July 2015 and 3,902 square feet expiring in July 2014 and 275 square feet on a month-to-month lease.

(13)	Schlumberger Technology occupies 155,324 square feet expiring in February 2012 with a cancellation option on December 31, 2008.

(14)	Bank of America, NA occupies 193,107 square feet in 2 properties under separate leases that expire as follows: 180,530 square feet in March 2012 and 12,577 square feet in June 2014.

(15)

Federal Express occupies 90,484 square feet in 4 properties and the leases expire as follows: 53,774 square feet in September 2008, 34,568 square feet in October 2015, 1,380 square feet in August 2008 and 762 square feet in December 2009.

(16)	URS Corporation occupies 59,512 square feet in 2 properties and the leases expire as follows: 56,164 square feet in November 2008 and 3,348 square feet in February 2011.

Non-Core Assets

       Since January 1, 1996, Parkway has pursued a strategy of liquidating its non-core assets and using the proceeds from such sales to acquire office properties, pay down short-term debt and repurchase its own stock.  The Company defines non-core assets as all assets other than office and parking properties, which at December 31, 2006 consisted of undeveloped land.  The book value of the land, which is available for sale, was $1.5 million as of December 31, 2006 with a carrying cost of approximately $5,000 annually.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders.

       None.

PART II

ITEM 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

       The Company's common stock ($.001 par value) is listed and trades on the New York Stock Exchange under the symbol "PKY".  The number of record holders of the Company's common stock at January 1, 2007, was 2,560.

       As of March 1, 2007, the last reported sales price per common share on the New York Stock Exchange was $53.22.  The following table sets forth, for the periods indicated, the high and low last reported sales prices per share of the Company's common stock and the per share cash distributions paid by Parkway during each quarter.

	Year Ended			Year Ended
	December 31, 2006			December 31, 2005
Quarter Ended	High	Low	Distributions	High	Low	Distributions
March 31	$45.89	$40.66	$0.65	$50.57	$46.20	$0.65
June 30	45.50	38.70	0.65	50.01	45.43	0.65
September 30	49.02	44.85	0.65	53.58	44.60	0.65
December 31	53.20	46.26	0.65	47.01	40.14	0.65
			$2.60			$2.60

       Common stock distributions during 2006 and 2005 ($2.60 per share) were taxable as follows for federal income tax purposes:

	Year Ended
	December 31
	2006	2005
Ordinary income	$0.99	$1.98
Post May 5, 2003 capital gain	1.17	0.13
Unrecaptured Section 1250 gain	0.44	0.03
Return of capital	-	0.46
	$2.60	$2.60

       On December 18, 2006, the Company sold 600,000 shares of common stock to Banc of America Securities LLC at a gross offering price of $50.25 per share and a net price of $49.37 per share. The Company used the net proceeds of approximately $29.6 million to repay indebtedness outstanding under a $19.3 million mezzanine loan incurred in connection with the purchase of One Illinois Center and to purchase additional investments in office properties.

       Additionally, through the Company's Dividend Reinvestment and Stock Purchase Plan ("DRIP Plan"), 8,329 common shares were sold during 2006.  Net proceeds received on the issuance of shares were $407,000, which equates to an average net price per share of $48.87 at a discount of 1%.  The proceeds were used to reduce amounts outstanding under the Company's short-term lines of credit.

       The following table shows the high and low Series D preferred share prices and per share distributions paid for each quarter of 2006 and 2005 reported by the New York Stock Exchange.

	Year Ended			Year Ended
	December 31, 2006			December 31, 2005
Quarter Ended	High	Low	Distributions	High	Low	Distributions
March 31	$26.20	$25.00	$0.50	$26.80	$25.40	$0.50
June 30	26.00	25.00	0.50	26.70	25.35	0.50
September 30	26.60	25.30	0.50	26.75	26.01	0.50
December 31	26.40	25.42	0.50	26.60	25.60	0.50
			$2.00			$2.00

       As of January 1, 2007, there were five holders of record of the Company's 2.4 million outstanding shares of Series D preferred stock.  Series D preferred stock distributions during 2006 and 2005 were taxable as follows for federal income tax purposes:

	Year Ended December 31
	2006	2005
Ordinary income	$0.76	$1.88
Post May 5, 2003 capital gain	0.90	0.10
Unrecaptured Section 1250 gain	0.34	0.02
	$2.00	$2.00

      In 2001, the Company issued 2,142,857 shares of 8.34% Series B Cumulative Convertible Preferred stock to Five Arrows.  In addition to the issuance of Series B preferred stock, Parkway issued a warrant to Five Arrows to purchase 75,000 shares of the Company's common stock at a price of $35 for a period of seven years.  During 2006, 803,499 shares of Series B preferred stock were converted into Parkway common stock and Five Arrows exercised 75,000 warrants to purchase Parkway common stock for a total price of $2.6 million.  As of December 31, 2006, there were no shares of Series B preferred stock authorized and outstanding.  Dividends of $1.8 million and $2.3 million were declared on the stock in 2006 and 2005, respectively.

Purchase of Equity Securities

      On February 9, 2006, the Board of Directors authorized the repurchase of up to 1 million shares of Parkway's outstanding common stock in the open market or in privately negotiated transactions, and at times (through August 2006) and in amounts deemed appropriate by the Company.  In 2006, the Company purchased 71,400 shares of Parkway common stock for $2.8 million, which equates to an average price of $39.41 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

      See Item 12 of this Annual Report on Form 10-K, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for certain information regarding the Company's equity compensation plans.

ITEM 6.  Selected Financial Data.

	Year Ended 12/31/06	Year Ended 12/31/05	Year Ended 12/31/04	Year Ended 12/31/03	Year Ended 12/31/02
	(In thousands, except per share data)
Operating Data:
Revenues
Income from office and parking properties	$ 210,007	$ 188,486	$ 152,829	$ 134,906	$ 146,219
Management company income	5,329	2,997	3,832	2,136	1,197
Total revenues	215,336	191,483	156,661	137,042	147,416
Expenses
Property operating expenses	99,130	88,254	70,450	60,370	63,481
Depreciation and amortization	64,655	51,046	35,666	27,116	26,582
Operating expense for other real estate properties	5	5	22	37	34
Management company expense	1,141	607	359	391	416
General and administrative and other	4,651	4,468	4,464	4,201	5,029
Operating income	45,754	47,103	45,700	44,927	51,874
Other income and expense
Interest and other income	40	255	37	1,718	1,621
Equity in earnings of unconsolidated joint ventures	751	1,496	1,697	2,212	824
Gain (loss) on note receivable, joint venture interests, real estate and other assets	17,646	1,039	4,309	10,661	(2,068)
Interest expense	(44,632)	(35,444)	(25,817)	(19,718)	(26,486)
Income before minority interest and discontinued operations	19,559	14,449	25,926	39,800	25,765
Minority interest - unit holders	(1)	(2)	(2)	(3)	(2)
Minority interest - real estate partnerships	485	(187)	127	-	-
Income from continuing operations	20,043	14,260	26,051	39,797	25,763
Income from discontinued operations	556	2,366	3,464	3,384	2,979
Gain on sale of real estate from discontinued operations	5,083	4,181	-	-	770
Net income	25,682	20,807	29,515	43,181	29,512
Change in market value of interest rate swaps	(73)	1,131	(226)	170	1,524
Change in unrealized loss on equity securities	75	(79)	-	-	-
Comprehensive income	$ 25,684	$ 21,859	$ 29,289	$ 43,351	$ 31,036

Net income available to common stockholders:
Net Income	$ 25,682	$ 20,807	$ 29,515	$ 43,181	$ 29,512
Original issue costs associated with redemption of preferred stock	-	-		(2,619)	-
Dividends on preferred stock	(4,800)	(4,800)	(4,800)	(5,352)	(5,797)
Dividends on convertible preferred stock	(1,773)	(2,346)	(5,186)	(6,091)	(6,257)
Net income available to common stockholders	$ 19,109	$ 13,661	$ 19,529	$ 29,119	$ 17,458

Net income per common share:
Basic:
Income from continuing operations	$ 0.95	$ 0.50	$ 1.42	$ 2.52	$ 1.47
Discontinued operations	0.39	0.47	0.31	0.33	0.40
Net income	$ 1.34	$ 0.97	$ 1.73	$ 2.85	$ 1.87

Diluted:
Income from continuing operations	$ 0.93	$ 0.50	$ 1.40	$ 2.46	$ 1.44
Discontinued operations	0.39	0.46	0.30	0.33	0.40
Net income	$ 1.32	$ 0.96	$ 1.70	$ 2.79	$ 1.84

Book value per common share (at end of year)	$ 27.42	$ 27.42	$ 26.44	$ 26.09	$ 25.10
Dividends per common share	$ 2.60	$ 2.60	$ 2.60	$ 2.60	$ 2.56
Weighted average shares outstanding:
Basic	14,306	14,065	11,270	10,224	9,312
Diluted	14,487	14,233	11,478	10,453	9,480
Balance Sheet Data:
Office and parking investments, net of depreciation	$1,306,281	$1,040,929	$ 820,807	$ 728,695	$ 706,551
Investment in unconsolidated joint ventures	11,179	12,942	25,294	20,026	15,640
Total assets	1,512,346	1,188,342	931,188	802,308	763,937
Notes payable to banks	152,312	150,371	104,618	110,075	141,970
Mortgage notes payable	696,012	483,270	353,975	247,190	209,746
Total liabilities	931,724	701,010	511,802	394,287	387,116
Preferred stock	57,976	57,976	57,976	57,976	66,250
Convertible preferred stock	-	28,122	28,122	68,000	75,000
Stockholders' equity	490,306	474,516	415,648	407,980	376,821

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

       Parkway is a self-administered and self-managed REIT specializing in the acquisition, operations, leasing and ownership of office properties.  The Company is geographically focused on the Southeastern and Southwestern United States and Chicago.  As of January 1, 2007 Parkway owned or had an interest in 66 office properties located in 11 states with an aggregate of approximately 13.3 million square feet of leasable space.  Included in the portfolio are 17 properties totaling 2.5 million square feet that are owned jointly with other investors, representing 19% of the portfolio.  Under the Company's GEAR UP Plan, which started January 1, 2006 and ends December 31, 2008, it is the Company's goal to transform its strategy from being an owner-operator to being an operator-owner. The strategy highlights the Company's strength in providing excellent service in the operation of office properties in addition to its direct ownership of real estate assets. Fee-based real estate services are offered through the Company's wholly owned subsidiary, Parkway Realty Services LLC, which also manages and/or leases approximately 1.2 million square feet for third party owners as of January 1, 2007.  The Company generates revenue primarily by leasing office space to its customers and providing management and leasing services to third-party office property owners (including joint venture interests).  The primary drivers behind Parkway's revenues are occupancy, rental rates and customer retention.

Occupancy.  Parkway's revenues are dependent on the occupancy of its office buildings.  As a result of job losses and over supply of office properties during 2001 through 2003, vacancy rates increased nationally and in Parkway's markets.  In 2004, the office sector began to recover from high vacancy rates due to improving job creation.  As of January 1, 2007, occupancy of Parkway's office portfolio was 90.8% compared to 91% as of October 1, 2006 and 88.9% as of January 1, 2006.  Not included in the January 1, 2007 occupancy rate are 21 signed leases totaling 132,000 square feet, which commence during the first through third quarters of 2007 and will raise Parkway's percentage leased to 91.8%.  To combat rising vacancy, Parkway utilizes innovative approaches to produce new leases.  These include the Broker Bill of Rights, a short-form service agreement and customer advocacy programs which are models in the industry and have helped the Company maintain occupancy around 91% during a time when the national occupancy rate is approximately 87%.  Parkway projects occupancy ranging from 91% to 94% during 2007 for its office properties.

Rental Rates.  An increase in vacancy rates has the effect of reducing market rental rates and vice versa.  Parkway's leases typically have three to seven year terms.  As leases expire, the Company replaces the existing leases with new leases at the current market rental rate.

Customer Retention.  Keeping existing customers is important as high customer retention leads to increased occupancy, less downtime between leases, and reduced leasing costs.  Parkway estimates that it costs five to six times more to replace an existing customer with a new one than to retain the customer.  In making this estimate, Parkway takes into account the sum of revenue lost during downtime on the space plus leasing costs, which rise as market vacancies increase.  Therefore, Parkway focuses a great deal of energy on customer retention.  Parkway's operating philosophy is based on the premise that it is in the customer retention business.  Parkway seeks to retain its customers by continually focusing on operations at its office properties.  The Company believes in providing superior customer service; hiring, training, retaining and empowering each employee; and creating an environment of open communication both internally and externally with customers and stockholders.  Over the past ten years, Parkway maintained an average 73.7% customer retention rate.  Parkway's customer retention for the year ending December 31, 2006 was 73% compared to 70% for the year ending December 31, 2005.

Strategic Planning.  We continue to see Parkway defined as a focused office REIT with a hands-on, service-oriented approach, a disciplined asset allocation program and a willingness to recycle assets.  However, we see the future transformation taking Parkway from being an owner-operator to being an operator-owner.  On January 1, 2006, the Company initiated a new three-year operating plan referred to as the "GEAR UP" Plan that will serve as the spring board to transform Parkway from being first an owner of real estate and secondarily an operator of real estate for others to being first an operator of real estate for others that also owns an interest in the real estate.  The goals of the GEAR UP Plan are as follows:

  Great People.  Great customer service starts with hiring great people, training them well and retaining them.  It will take great people to accomplish the ambitious goals of the Plan.
  Equity Opportunities.  Over the last several years management has created a broad array of equity opportunities for Parkway.  On the private equity side this includes the use of discretionary funds, such as the fund with Ohio PERS, and partnerships.  The judicious use of private equity provides a greater return on equity to the public shareholders. Parkway intends to contribute assets from its balance sheet to form new joint ventures and expects these subsequent ventures to be similar to discretionary funds in their duration and economics. On the public equity side, this includes the judicious use of common equity and preferred equity to manage the balance sheet and growth.
  Asset Recycling. The Company has demonstrated its willingness in the past to sell assets when management believed the time was right.  At the start of the GEAR UP Plan, Parkway identified 25 buildings in twelve markets, totaling approximately 5 million rentable square feet to be part of the asset recycling program.  Most of these properties are smaller assets or located in smaller markets that do not fit with the Company strategy of owning larger assets in institutional markets.  The dispositions that are planned will help align the Company's portfolio with its current acquisition criteria, which focuses on larger properties in institutional markets.  In most cases, Parkway will seek to keep a 10% to 30% joint venture interest in the properties being recycled and retain management and leasing agreements.  This is a fluid list of assets based on the Company's evaluation of specific market conditions and review of the portfolio.  The other side of Asset Recycling is the reinvestment of proceeds from dispositions into other assets, either owned in the fee-simple format or owned jointly with a partner.

These two goals, Equity Opportunities and Asset Recycling, are what combine to transform Parkway from being an owner-operator to being an operator-owner.  Management strongly believes that these actions will result in Parkway better leveraging its core strength of operating office properties and will be advantageous for the Company's shareholders over the long term.

?     Retain Customers.  Customer retention remains the cornerstone of the Company's business and is why  partners choose to partner with Parkway.  The goal is a customer retention rate of 70% to 75%.  For the year ended December 31, 2006, Parkway's customer retention rate was 73%.

•      Uncompromising Focus on Operations.  Parkway is reaffirming its commitment to do that which it does best, and that is to operate office properties for maximum returns.

•      Performance.  In the planning process, management first decided what actions to take strategically over the three years of the GEAR UP Plan and secondly, modeled the economic impact of these actions.  Given the large component of Asset Recycling in the Plan, management selected a financial metric that would be most appropriate to measure the success of the Plan.   This led to the adoption of Cumulative Adjusted Funds Available for Distribution ("Cumulative Adjusted FAD") as the metric for the GEAR UP Plan, with a target of $7.18 per share cumulative over three years.  Actual Adjusted FAD for 2006 exceeded the amount projected by the Company by $.29 per diluted share.  Additionally, Parkway established a self-imposed limit for the modified fixed charge coverage ratio of 2.5 times as a pledge not to use leverage to achieve Company goals.

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

Parkway has made progress on its Asset Recycling and Equity Opportunities goals in 2006 as follows:

  Dispositions.   Parkway sold eight office properties for a gross sales price totaling $94.8 million and recorded a total gain on the sales for financial reporting purposes in the amount of $22.8 million.

  Fund Acquisitions.  The Fund with Ohio PERS purchased seven office properties at an aggregate contract purchase price of $183.7 million.

  Fee Simple Purchases.  Parkway purchased One Illinois Center in Chicago, Illinois at a contract purchase price of $198 million.

  Other Purchases.  Parkway purchased an additional interest in Moore Building Associates, LP, which owns the Toyota Center in Memphis, Tennessee, for $1.4 million raising Parkway's total ownership interest to 75.025%.

  Equity Offering.  On December 18, 2006, the Company sold 600,000 shares of common stock to Banc of America Securities LLC at a gross offering price of $50.25 per share and a net price of $49.37 per share. The Company used the net proceeds of approximately $29.6 million to repay indebtedness outstanding under a $19.3 million mezzanine loan incurred in connection with the purchase of One Illinois Center and to purchase additional investments in office properties.

       In accordance with the GEAR UP Plan, the Company projects the following acquisitions and dispositions in 2007.

•         Fee simple office property purchases totaling $150 million;

•         Fund office property purchases totaling $170 million;

•         One fee simple sale of an asset in Columbia, South Carolina valued at $9 million is projected to take place May 1, 2007; and

•         Contributions of asset to funds or similar ventures where the Company will retain a 25% ownership interest are projected to be made as shown below:

o        Assets in Knoxville, Tennessee totaling 549,000 square feet with an estimated value of $59 million on July 1, 2007;

o        Assets in Virginia totaling 883,000 square feet with an estimated value of $97 million on July 1, 2007;

o        Two assets in Columbia, South Carolina totaling 759,000 square feet with an estimated value of $97 million on October 1, 2007; and

o        In connection with the proposed ventures, Parkway may incur debt prepayment penalties and expense of $2.8 million.

Discretionary Fund.  On July 6, 2005, Parkway, through affiliated entities, entered into a limited partnership agreement forming a $500 million discretionary fund with Ohio PERS for the purpose of acquiring high-quality multi-tenant office properties.  Ohio PERS is a 75% investor and Parkway is a 25% investor in the Fund, which will be capitalized with approximately $200 million of equity capital and $300 million of non-recourse, fixed-rate first mortgage debt.  The Fund targets acquisitions in the existing core Parkway markets of Memphis, Houston, Phoenix, Atlanta, Chicago, Charlotte, Orlando, Tampa/St. Petersburg, Ft. Lauderdale and Jacksonville.  There is approximately $275 million remaining capacity for Fund office investments.  The remaining office investments are expected to be funded by approximately $165 million in mortgage debt and $110 million in equity contributions from partners.

       The Fund targets properties with an anticipated cash on cash return greater than 7% and an anticipated leveraged internal rate of return of greater than 11%.  Parkway serves as the general partner of the Fund and provides asset management, property management, leasing and construction management services to the Fund, for which it will be paid market-based fees.  After each partner has received a 10% annual cumulative preferred return and a return of invested capital, 20% of the excess cash flow will be paid to the general partner and 80% will be paid to the limited partners.    Through its general partner and limited partner ownership interests, Parkway may receive a distribution of the cash flow equivalent to 40%.  Parkway will have three years from the inception date of the Fund to identify and acquire properties (the "Commitment Period"), with funds contributed as needed to close acquisitions.  Parkway will exclusively represent the Fund in making acquisitions within the target markets and within certain predefined criteria.  Parkway will not be prohibited from making fee-simple or joint venture acquisitions in markets outside of the target markets, acquiring properties within the target markets that do not meet the Fund's specific criteria or selling or joint venturing any currently owned properties.  The term of the Fund will be seven years from the expiration of the Commitment Period, with provisions to extend the term for two additional one-year periods.

Financial Condition

Comments are for the balance sheet dated December 31, 2006 compared to the balance sheet dated December 31, 2005.

       Office and Parking Properties.   In 2006, Parkway continued the application of its strategy of operating and acquiring office properties, joint venturing interests in office assets, as well as liquidating non-core assets and office assets that either no longer meet the Company's investment criteria or the Company has determined value will be maximized by selling.  During the year ended December 31, 2006, total assets increased $324 million or 27%, and office and parking properties (before depreciation) increased $296.9 million or 24%.

Purchases and Improvements

       Parkway's investment in consolidated office and parking properties increased $265.4 million net of depreciation, to a carrying amount of $1.3 billion at December 31, 2006 and consisted of 60 office and parking properties.  During the year ending December 31, 2006, Parkway and/or the Fund purchased eight office properties and an additional 75% interest in one office property as follows (in thousands):

		Square	Date	Purchase
Office Property	Location	Feet	Purchased	Price
Fee Simple Purchase:
One Illinois Center	Chicago, Illinois	1,003	07/11/06	$198,000

Fund Purchases (a):
Bellsouth Building	Jacksonville, Florida	92	05/15/06	13,378
Centurion Centre	Jacksonville, Florida	88	05/15/06	10,622
Chatham Centre	Schaumburg, Illinois	206	12/01/06	28,250
Renaissance Center	Memphis, Tennessee	190	12/20/06	38,100
Overlook II	Atlanta, Georgia	262	12/27/06	44,650
100 Ashford Center and Peachtree Ridge	Atlanta, Georgia	313	12/27/06	48,700
				183,700
Purchase Additional 75% Interest:
Moore Building Associates, LP (Toyota Center)	Memphis, Tennessee	175	03/07/06	1,400

Total Purchases				$383,100

        (a)  Seven office properties were purchased by the discretionary fund formed with Ohio PERS.  Parkway's ownership interest is 25% and these properties are included in Parkway's consolidated financial statements.

       During the year ending December 31, 2006, the Company capitalized building improvements and additional purchase expenses of $23.7 million and recorded depreciation expense of $49.7 million related to its office and parking properties.

Dispositions

       During the year ending December 31, 2006, Parkway sold seven office properties as follows (in thousands):

		Square	Date	Gross Sales
Office Property	Location	Feet	Sold	Price	Gain

Central Station Building (a)	St. Petersburg, Florida	133	08/02/06	$ 15,000	$ 211
Richmond Centre (a)	Houston, Texas	92	11/29/06	6,906	2,018
Ashford II (a)	Houston, Texas	59	12/07/06	5,250	2,854
Hightower Centre, Pavilion Center
and Roswell North	Atlanta, Georgia	181	12/14/06	17,236	1,613
Charlotte Park	Charlotte, North Carolina	187	12/20/06	18,800	2,567

Total Dispositions		652		$ 63,192	$ 9,263

       (a) In accordance with GAAP, the gain and all current and prior period income from these properties has been classified as discontinued operations.

       Investment in Unconsolidated Joint Ventures.  Parkway is committed to forming joint ventures with best partners for the purpose of acquiring office assets in the Southeastern and Southwestern United States and Chicago.  We believe these investments result in a higher return on equity than 100% owned assets.  Parkway will operate, manage and lease the properties on a day-to-day basis, provide acquisition and construction management services to the joint venture, and receive fees for providing these services.   The joint venture partner will provide 70% to 90% of the joint venture capital, with Parkway to provide the balance. In 2006, investment in unconsolidated joint ventures decreased $1.8 million or 13.6%.  The decrease is primarily due to the sale of the Viad Corporate Center, of which Parkway owned 30%, on June 23, 2006.  The Company and its joint venture partner sold the Viad Corporate Center in Phoenix, Arizona for $105.5 million.  The buyer assumed the existing mortgage debt of $50 million in the sale.  The Company received cash proceeds from the sale of approximately $15.4 million and recognized a gain of $13.6 million.  In addition to the gain, Parkway recognized management and incentive fees of $4.2 million as a result of the economic returns generated above an IRR hurdle rate achieved over the life of the Viad joint venture and incurred $325,000 in costs associated with the loan transfer.

       Rents Receivable and Other Assets.  Rents receivable and other assets increased $37.7 million or 54.2% for the year ending December 31, 2006.  The increase is primarily attributable to the increase in escrow bank account balances of $22.1 million and unamortized lease costs due to the purchase of office properties in 2006.  In 2006, the total purchase price allocated to lease costs was $14.7 million.  The increase in escrow bank account balances of $22.1 million is primarily due to additional escrow deposit requirements with the new mortgage placed in connection with the purchase of One Illinois Center on July 11, 2006 and current period escrow deposit requirements for consolidated properties.  The One Illinois Center escrow funds will be released based on actual expenditures incurred in leasing and operating the building and as predefined in the loan agreement.

       Intangible Assets, Net.  For the year ending December 31, 2006, intangible assets net of related amortization increased $21.6 million or 36% and was primarily due to the allocation of the purchase price of 2006 office property acquisitions to above market in-place leases and the value of in-place leases offset by annual amortization.  In 2006, the total purchase price allocated to above market in-place leases and the value of in-place leases was $6.9 million and $27.2 million, respectively.  Parkway accounts for its acquisitions of real estate in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations", which requires the fair value of the real estate acquired to be allocated to acquired tangible and intangible assets.

       Notes Payable to Banks.  Notes payable to banks increased $1.9 million or 1.3% for the year ending December 31, 2006.  At December 31, 2006, notes payable to banks totaled $152.3 million and resulted primarily from advances under bank lines of credit to purchase additional properties and to make improvements to office properties.

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

       The Company's $200 million unsecured credit facility requires compliance with a number of restrictive financial covenants, including tangible net worth, fixed charge coverage ratio, unencumbered interest coverage ratio, total debt to total asset ratio, secured debt to total asset value ratio, secured recourse debt to total asset value ratio and unencumbered pool restrictions.  As of December 31, 2006 the Company was in compliance with these financial covenants.

       Mortgage Notes Payable.  Mortgage notes payable increased $212.7 million or 44% during the year ending December 31, 2006, as a result of the following (in thousands):

Increase
(Decrease)
Assumption of first mortgage on Fund property purchases	$ 48,108
Placement of mortgage debt by discretionary fund	31,500
Placement of mortgage debt	148,500
Placement of mezzanine loan	33,700
Payments on mezzanine loan	(33,700)
Scheduled principal payments	(15,366)
$212,742

       The purchase of One Illinois Center on July 11, 2006 was funded by a 10-year, $148.5 million non-recourse first mortgage.  The loan bears interest at a fixed rate of 6.29%, with interest only payments for five years and principal payments based on a 30-year amortization thereafter.  In connection with the first-mortgage, the Company delivered $11.3 million in letters of credit to satisfy the various escrow requirements made by the lender.  These letters of credit expire June 30, 2007.  Additional purchase funding was provided by a $33.7 million secured recourse mezzanine loan with a six-month term at an interest rate of LIBOR plus 130 basis points, and amounts drawn under existing lines of credit.  As of December 31, 2006, the balance of the mezzanine loan was zero and was paid using funds received from the sale of the Central Station building and funds received from the December 2006 stock offering.

       During 2006, the Fund placed or assumed the following mortgage notes payable in connection with 2006 office property purchases:

  On May 19, 2006, the Fund placed a $14.4 million 10-year non-recourse first mortgage at a fixed rate of 5.90% in connection with the purchase of the BellSouth Building and Centurion Centre.  Payments during the first five years of the mortgage term will be on an interest-only basis and the loan matures June 10, 2016.
  On December 20, 2006, the Renaissance Center was acquired subject to an existing non-recourse first mortgage with an outstanding balance of approximately $17.2 million, which matures June 1, 2012 and carries a fixed interest rate of 5.23%.  In accordance with generally accepted accounting principles ("GAAP"), the mortgage was recorded at $17 million to reflect the fair value of the instrument based on the market rate of 5.469% on the date of purchase.
  On December 22, 2006, the Fund placed a $17.1 million ten-year non-recourse first mortgage at a fixed rate of 5.56% in connection with the purchase of the Chatham Centre.   Payments during the mortgage term will be on an interest-only basis and the loan matures January 10, 2017.
  On December 27, 2006, the acquisition of 100 Ashford Center and Peachtree Ridge was subject to an existing non-recourse first mortgage with an outstanding balance of approximately $30.9 million, which matures January 8, 2016 and carries a fixed interest rate of 5.68%.  In accordance with GAAP, the mortgage was recorded at $31.1 million to reflect the fair value of the instrument based on the market rate of 5.606% on the date of purchase.

       The Company expects to continue seeking fixed-rate, non-recourse mortgage financing with maturities from five to ten years typically amortizing over 25 to 30 years on select office building investments as additional capital is needed.  The Company targets a debt to total market capitalization rate at a percentage in the range of 45% to 50%. This rate may vary at times pending acquisitions, sales and/or equity offerings.  In addition, volatility in the price of the Company's common stock may affect the debt to total market capitalization ratio.  However, over time the Company plans to maintain a percentage in the range of 45% to 50%.  The Company calculates this ratio by including its proportionate share of any debt on assets held in funds and partnerships.  In addition to this debt ratio, the Company monitors interest, fixed charge and modified fixed charge coverage ratios.  The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA.  The modified fixed charge coverage ratio is computed by comparing cash interest accrued and preferred dividends paid to EBITDA.  In accordance with the GEAR UP Plan, Parkway has established a self-imposed limit for the modified fixed charge coverage ratio of 2.5 times as the Company's pledge not to use leverage to achieve Company goals.  Management believes the debt to market capitalization, interest coverage, fixed charge coverage and modified fixed charge coverage ratios provide useful information on total debt levels as well as the Company's ability to cover interest, principal and/or preferred dividend payments with current income.

       The computation of the interest, fixed charge and modified fixed charge coverage ratios and the reconciliation of net income to EBITDA are as follows for the year ended December 31, 2006 and 2005 (in thousands):

	Year Ended
	December 31
	2006	2005
Net income	$ 25,682	$ 20,807
Adjustments to net income:
Interest expense	43,532	33,409
Amortization of financing costs	1,100	1,480
Prepayment expenses - early extinguishment of debt	-	555
Depreciation and amortization	65,237	52,096
Amortization of share based compensation	863	533
Gain on sale of joint venture interests, real estate and other assets	(22,729)	(5,220)
Tax expense	30	6
EBITDA adjustments - unconsolidated joint ventures	2,203	2,593
EBITDA adjustments - minority interest in real estate partnerships	(3,803)	(2,378)

EBITDA (1)	$112,115	$103,881

Interest coverage ratio:
EBITDA	$112,115	$103,881
Interest expense:
Interest expense	$ 43,532	$ 33,409
Capitalized interest	-	52
Interest expense - unconsolidated joint ventures	1,015	1,400
Interest expense - minority interest in real estate partnerships	(1,479)	(1,328)
Total interest expense	$ 43,068	$ 33,533
Interest coverage ratio	2.60	3.10

Fixed charge coverage ratio:
EBITDA	$112,115	$103,881
Fixed charges:
Interest expense	$ 43,068	$ 33,533
Preferred dividends	6,573	7,146
Preferred distributions - unconsolidated joint ventures	-	21
Principal payments (excluding early extinguishment of debt)	15,366	17,724
Principal payments - unconsolidated joint ventures	45	108
Principal payments - minority interest in real estate partnerships	(222)	(497)
Total fixed charges	$ 64,830	$ 58,035
Fixed charge coverage ratio	1.73	1.79

Modified fixed charge coverage ratio:
EBITDA	$112,115	$103,881
Modified Fixed charges:
Interest expense	$ 43,068	$ 33,533
Preferred dividends	6,573	7,146
Preferred distributions - unconsolidated joint ventures	-	21
Total fixed charges	$ 49,641	$ 40,700
Modified fixed charge coverage ratio:	2.26	2.55

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

       Parkway views EBITDA primarily as a liquidity measure and, as such, the GAAP financial measure most directly comparable to it is cash flows provided by operating activities.  Because EBITDA is not a measure of financial performance calculated in accordance with GAAP, it should not be considered in isolation or as a substitute for operating income, net income, cash flows provided by operating, investing and financing activities prepared in accordance with GAAP.  The following table reconciles EBITDA to cash flows provided by operating activities for the year ended December 31, 2006 and 2005 (in thousands):

	Year Ended
	December 31
	2006	2005

EBITDA	$ 112,115	$ 103,881

Amortization of above market leases	1,582	1,970
Operating distributions from unconsolidated joint ventures	1,334	2,587
Interest expense	(43,532)	(33,409)
Prepayment expense - early extinguishment of debt	-	(555)
Tax expense	(30)	(6)
Increase in receivables and other assets	(25,465)	(11,571)
Increase (decrease) in accounts payable and other liabilities	7,118	(1,320)
Adjustments for minority interests	3,319	2,567
Adjustments for unconsolidated joint ventures	(2,954)	(4,089)

Cash flows provided by operating activities	$ 53,487	$ 60,055

       Accounts Payable and Other Liabilities.  During 2006, accounts payable and other liabilities increased $16 million or 28.3%. The increase is primarily due to the allocation of purchase price of 2006 office property acquisitions to below market in-place leases in the amount of $9.4 million and the increase in accrued property taxes for the year in the amount of $7.1 million, which is mainly attributable to the purchase of One Illinois Center in Chicago, Illinois in 2006.

       Minority Interest - Real Estate Partnerships. During the year ending December 31, 2006, minority interest associated with real estate partnerships increased $77.5 million.  The increase is attributable to Parkway's purchase, through affiliated entities, of the limited partner's interest in MBALP on March 7, 2006, which raised Parkway's total effective ownership interest in MBALP to 75.025%, and Ohio PERS' minority interest share of additional investments made by the Fund.  Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition - Purchases and Improvements," includes a description of Fund office property purchases during 2006.

       Stockholders' Equity.  Stockholders' equity increased $15.8 million or 3.3% during the year ended December 31, 2006 as a result of the following (in thousands):

Increase
(Decrease)
Net income	$ 25,682
Change in market value of interest rate swap	(73)
Change in unrealized loss on equity securities	75
Comprehensive income	25,684
Common stock dividends declared	(37,776)
Preferred stock dividends declared	(6,573)
Purchase of Company stock	(2,814)
Exercise of stock options	6,034
Shares issued - stock offering	29,488
Shares issued - Directors' fees	170
Share based compensation expense	863
Shares distributed from deferred compensation plan	304
Shares issued through DRIP plan	407
Employee Stock Purchase Plan	3
$ 15,790

       On February 9, 2006, the Board of Directors authorized the repurchase of up to 1 million shares of Parkway's outstanding common stock in the open market or in privately negotiated transactions, and at times (through August 2006) and in amounts deemed appropriate by the Company.  During 2006, the Company purchased 71,400 shares of common stock for $2.8 million, which equates to an average price per share of $39.41.

       On December 18, 2006, the Company sold 600,000 shares of common stock to Banc of America Securities LLC at a gross offering price of $50.25 per share and a net price of $49.37 per share. The Company used the net proceeds of approximately $29.6 million to repay indebtedness outstanding under a $19.3 million mezzanine loan incurred in connection with the purchase of One Illinois Center and to purchase additional investments in office properties.

       During the year ended December 31, 2006, 803,499 shares of Series B Convertible Preferred Stock were converted into an equal number of shares of common stock.   As of December 31, 2006 there were no shares of Series B Convertible Preferred Stock authorized and outstanding.

Results of Operations

Comments are for the year ended December 31, 2006 compared to the year ended December 31, 2005.

       Net income available to common stockholders for the year ended December 31, 2006, was $19.1 million ($1.34 per basic common share) as compared to net income available to common stockholders of $13.7 million ($0.97 per basic common share) for the year ended December 31, 2005.  Net gains of $22.7 million were included in net income available to common stockholders for the year ended December 31, 2006.  Net gains of $5.2 million were included in net income available to common stockholders for the year ended December 31, 2005.

       Office and Parking Properties.  The analysis below includes changes attributable to same store properties, acquisitions and dispositions of office properties.  Same store properties are those that the Company owned during both the current and prior year reporting periods, excluding properties classified as discontinued operations.  At December 31, 2006, same store properties consisted of 51 properties comprising 10 million square feet.  Properties acquired in 2005 and 2006 that do not meet the definition of same store properties consisted of one property with 105,000 square feet in 2005 and eight properties with 2.2 million square feet in 2006.

       The following table represents income from office and parking properties for the years ended December 31, 2006 and 2005 (in thousands):

	Year Ended December 31
			Increase	%
	2006	2005	(Decrease)	Change
Income from office and parking properties:
Same store properties	$174,604	$177,769	$ (3,165)	-1.8%
Properties acquired in 2005	18,357	7,703	10,654	138.3%
Properties acquired in 2006	16,058	-	16,058	0.0%
Properties disposed	988	3,014	(2,026)	-67.2%
Total income from office and
parking properties	$210,007	$188,486	$ 21,521	11.4%

       Income from office and parking properties for same store properties decreased $3.2 million or 1.8% for the year ended December 31, 2006 compared to the same period for 2005.  The primary reason for the decrease is due to a decline in same store occupancy for same store properties for the year ended December 31, 2006 compared to December 31, 2005.  Average same store occupancy was 89.7% and 90.3% for the year ended December 31, 2006 and 2005, respectively.  Additionally, lease termination fee income decreased $1.5 million for same store properties for the year ended December 31, 2006 compared to the same period for 2005.  In 2007 Parkway projects that income from same store properties will increase approximately 4% primarily due to an increase in occupancy and rental rates.

       The following table represents property operating expenses for the years ended December 31, 2006 and 2005 (in thousands):

	Year Ended December 31
			Increase	%
	2006	2005	(Decrease)	Change
Property operating expenses:
Same store properties	$ 83,203	$ 83,272	$ (69)	-0.1%
Properties acquired in 2005	8,441	3,529	4,912	139.2%
Properties acquired in 2006	6,971	-	6,971	0.0%
Properties disposed	515	1,453	(938)	-64.6%
Total property
operating expenses	$ 99,130	$ 88,254	$ 10,876	12.3%

       Property operating expenses for same store properties decreased $69,000 for the year ended December 31, 2006 compared to the same period for 2005.  In 2007 Parkway projects that same store property operating expenses will increase approximately 4% primarily because of estimated increases in insurance premiums and other normal inflationary expense increases.

       Depreciation and amortization expense attributable to office and parking properties increased $13.6 million or 26.7% for the year ended December 31, 2006 compared to the same period for 2005 and is due to the increase in the net investment in office and parking properties because of additional purchases and improvements to properties.

       Management Company Income.  The increase in management company income of $2.3 million for the year ended December 31, 2006 compared to the year ended December 31, 2005 is primarily due to the additional management fee and incentive fee of $4.2 million as a result of the economic returns generated above an internal rate of return hurdle rate achieved over the life of the Viad joint venture.  The fees were received and recognized by Parkway in the second quarter of 2006 at closing of the sale of Viad Corporate Center.   For the year ended December 31, 2005, management company income included acquisition fees earned on the Maitland 200 joint venture of $947,000, an incentive fee of $400,000 earned in connection with the 233 North Michigan joint venture and a commission on the sale of land on behalf of a third-party of $385,000.

       Management Company Expenses.  Management company expenses increased $534,000 for the year ended December 31, 2006 compared to the same period for 2005 and is attributable to increased personnel and administrative costs allocated to manage and expand fund and joint venture operations.

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

       Share based compensation expense of $863,000, $533,000 and $783,000 was recognized for the years ended December 31, 2006, 2005 and 2004, respectively.  Total compensation expense related to nonvested awards not yet recognized was $3.8 million as of December 31, 2006.  The weighted average period over which this expense is expected to be recognized is approximately 3.3 years.

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

       On January 12, 2007, the Board of Directors approved the grant of 35,874 shares to officers of the Company.  The shares are valued at $1.9 million and 34,875 shares will vest four years from grant date and 999 shares will vest subject to achievement of the GEAR UP Plan, which will end December 31, 2008.

       Equity in Earnings of Unconsolidated Joint Ventures.  Equity in earnings of unconsolidated joint ventures decreased $745,000 for the year ended December 31, 2006  compared to the same period for 2005 and is primarily due to the sale of the Company's 30% interest in the Viad Corporate Center in June 2006.

       Gain on Sale of Joint Venture Interests, Real Estate and Other Assets.  For the year ended December 31, 2006, Parkway recorded a gain on the sale of the Viad Corporate Center in the amount of $13.6 million, a gain on the sale of three buildings in Atlanta in the amount of $1.6 million, a gain on the sale of Charlotte Park in the amount of $2.6 million and recognized an impairment loss on investment securities in the amount of $119,000.  For the year ended December 31, 2005, the Company recorded a gain on the sale of an 80% joint venture interest in Maitland 200, an office building in Orlando, Florida, in the amount of $1.3 million and recorded an impairment loss of $340,000 on 12 acres of land in New Orleans, Louisiana.  Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Office and Parking Properties and Investment in Unconsolidated Joint Ventures," includes a discussion of assets sold during 2006.

       Interest Expense.  Interest expense, including amortization, increased $9.2 million or 25.9% for the year ended December 31, 2006 compared to the same period for 2005 and is comprised of the following (in thousands):

	Year Ended December 31
			Increase	%
	2006	2005	(Decrease)	Change
Interest expense:
Mortgage interest expense	$ 32,674	$ 26,043	$ 6,631	25.5%
Bank line interest expense	10,105	6,614	3,491	52.8%
Subsidiary redeemable
preferred membership interest	752	752	-	0.0%
Debt prepayment expense	-	555	(555)	-100.0%
Mortgage loan cost amortization	671	976	(305)	-31.3%
Bank loan cost amortization	430	504	(74)	-14.7%

Total interest expense	$ 44,632	$ 35,444	$ 9,188	25.9%

       Mortgage interest expense increased $6.6 million or 25.5% for the year ended December 31, 2006 compared to the same period for 2005 and is due to the net effect of new loans placed or assumed in 2006 and 2005, the transfer of a mortgage in connection with the sale of a joint venture interest in 2005 and the refinancing of the Teachers Insurance and Annuity Association mortgage in 2005.  Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Mortgage Notes Payable," includes a discussion of mortgages placed or assumed in 2006.  The average interest rate on mortgage notes payable as of December 31, 2006 and 2005 was 5.8% and 5.7%, respectively.

       Bank line interest expense increased $3.5 million or 52.8% for the year ended December 31, 2006 compared to the same period for 2005.  The change is primarily due to the increase in the average balance of bank borrowings from $138.6 million for the year ended December 31, 2005 to $168 million for the year ended December 31, 2006.  Additionally, the weighted average interest rate on bank lines of credit increased from 4.6% during the year ended December 31, 2005 to 5.9% during the same period in 2006.  The increase in bank borrowings is primarily attributable to advances for purchases of office properties.

       Discontinued Operations.  Discontinued operations is comprised of the following for the years ended December 31, 2006 and 2005 (in thousands):

	Year Ended December 31
			Increase	%
	2006	2005	(Decrease)	Change
Discontinued operations:
Income from discontinued operations	$ 556	$ 2,366	$ (1,810)	-76.5%
Gain on sale of real estate
from discontinued operations	5,083	4,181	902	21.6%

Total discontinued operations	$ 5,639	$ 6,547	$ (908)	-13.9%

       Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Office and Parking Properties - Dispositions," includes a description of office properties sold during 2006 that are classified as discontinued operations.

       In 2005, the Company sold The Park on Camelback, an office property in Phoenix, Arizona, and 250 Commonwealth, an office property in Greenville, South Carolina, to unrelated third parties, and the Company recognized a net gain on the sales of $4.2 million in September 2005.  The net gains and all current and prior period income from these office properties has been classified as discontinued operations.

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

       Office and Parking Properties.  The analysis below includes changes attributable to same store properties, acquisitions and dispositions of office properties.  Same store properties are those that the Company owned during both the current and prior year reporting periods, excluding properties classified as discontinued operations.  At December 31, 2005, same store properties consisted of 49 properties comprising 8.6 million square feet.  Properties acquired in 2005 that do not meet the definition of same store properties consisted of seven properties with 1.9 million square feet.

       The following table represents income from office and parking properties for the years ended December 31, 2005 and 2004 (in thousands):

	Year Ended December 31
			Increase	%
	2005	2004	(Decrease)	Change
Income from office and parking properties:
Same store properties	$140,320	$139,356	$ 964	0.7%
Properties acquired in 2004	8,867	1,349	7,518	557.3%
Properties acquired in 2005	38,563	-	38,563	0.0%
Properties disposed	736	12,123	(11,387)	-93.9%
Total income from office and
parking properties	$188,486	$152,828	$ 35,658	23.3%

       Income from office and parking properties for same store properties increased $964,000 or .7% for the year ended December 31, 2005 compared to the same period for 2004.  The primary reason for the increase is due to an increase in same store occupancy for same store properties for the year ended December 31, 2005 compared to December 31, 2004.  Average same store occupancy was 89.8% and 87.9% for the year ended December 31, 2005 and 2004, respectively.

       The following table represents property operating expenses for the years ended December 31, 2005 and 2004 (in thousands):

	Year Ended December 31
			Increase	%
	2005	2004	(Decrease)	Change
Property operating expenses:
Same store properties	$ 66,769	$ 65,482	$ 1,287	2.0%
Properties acquired in 2004	3,364	463	2,901	626.6%
Properties acquired in 2005	17,686	-	17,686	0.0%
Properties disposed	435	4,505	(4,070)	-90.3%
Total property
operating expenses	$ 88,254	$ 70,450	$ 17,804	25.3%

               Property operating expenses for same store properties increased $1.3 million or 2% for the year ended December 31, 2005 compared to the same period for 2004 and is primarily attributable to normal inflationary expense increases.

       Depreciation and amortization expense attributable to office and parking properties increased $15.4 million or 43.1% for the year ended December 31, 2005 compared to the same period for 2004 and is due to the increase in the net investment in office and parking properties due to additional purchases and improvements to properties.

       Interest Expense.  Interest expense, including amortization, increased $9.6 million or 37.3% for the year ended December 31, 2005 compared to the same period for 2004 and is comprised of the following (in thousands):

	Year Ended December 31
			Increase	%
	2005	2004	(Decrease)	Change
Interest expense:
Mortgage interest expense	$ 26,043	$ 19,788	$ 6,255	31.6%
Bank line interest expense	6,614	3,796	2,818	74.2%
Subsidiary redeemable
preferred membership interest	752	725	27	3.7%
Debt prepayment expense	555	511	44	8.6%
Mortgage loan cost amortization	976	556	420	75.5%
Bank loan cost amortization	504	441	63	14.3%

Total interest expense	$ 35,444	$ 25,817	$ 9,627	37.3%

       Mortgage interest expense increased $6.3 million or 31.6% for the year ended December 31, 2005 compared to the same period for 2004 and is due to the net effect of the early extinguishment of two mortgages in 2004, new loans placed or assumed in 2005 and 2004, the transfer of a mortgage in connection with the sale of a joint venture interest in 2005 and the refinancing of the Teachers Insurance and Annuity Association mortgage in 2005.  The average interest rate on mortgage notes payable as of December 31, 2005 and 2004 was 5.7% and 6%, respectively.

       Bank line interest expense increased $2.8 million or 74.2% for the year ended December 31, 2005 compared to the same period for 2004.  The change is primarily due to the increase in the weighted average interest rate on bank lines of credit from 3.1% during the year ended December 31, 2004 to 4.6% during the same period in 2005.

       Discontinued Operations.  Discontinued operations is comprised of the following for the years ended December 31, 2005 and 2004 (in thousands):

	Year Ended December 31
			Increase	%
	2005	2004	(Decrease)	Change
Discontinued operations:
Income from discontinued operations	$ 2,366	$ 3,464	$ (1,098)	-31.7%
Gain on sale of real estate
from discontinued operations	4,181	-	4,181	0.0%

Total discontinued operations	$ 6,547	$ 3,464	$ 3,083	89.0%

       Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Office and Parking Properties - Dispositions," includes a description of office properties sold during 2006 that are classified as discontinued operations.

       In 2005, the Company sold The Park on Camelback, an office property in Phoenix, Arizona, and 250 Commonwealth, an office property in Greenville, South Carolina, to unrelated third parties, and the Company recognized a net gain on the sales of $4.2 million in September 2005.  In accordance with GAAP, the net gains and all current and prior period income from these office properties has been classified as discontinued operations.

Liquidity and Capital Resources

       Statement of Cash Flows.   Cash and cash equivalents were $4.5 million and $3.4 million at December 31, 2006 and December 31, 2005, respectively.  Cash flows provided by operating activities for the year ended December 31, 2006 were $53.5 million compared to $60.1 million for the same period of 2005.  The change in cash flows from operating activities is primarily attributable to the effect of the timing of receipt of revenues and payment of expenses.

       Cash used in investing activities was $286.6 million for the year ended December 31, 2006 compared to cash used in investing activities of $172.8 million for the same period of 2005.  The increase in cash used by investing activities of $113.7 million is primarily due to the net effect of increased office property purchases and sales in 2006 and an increase in distributions from unconsolidated joint ventures, which is attributable to the sales proceeds received for the sale of the Viad Corporate Center in June 2006.

       Cash provided by financing activities was $234.2 million for the year ended December 31, 2006 compared to cash provided by financing activities of $115 million for the same period of 2005.  The increase in cash provided by financing activities of $119.1 million is primarily due to additional mortgage placements in 2006 and contributions from minority interest partners to fund office property purchases.

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

       At December 31, 2006, Parkway had a total of $152.3 million outstanding under a four-year $140 million unsecured revolving credit facility and a five-year $60 million unsecured term loan, both led by Wachovia Bank and syndicated to nine other banks (the "$200 million line"), a $15 million unsecured line of credit with PNC Bank (the "$15 million line") and a $9 million unsecured line of credit with Trustmark National Bank (the "$9 million line").  The interest rates on the $200 million line and the $15 million line were equal to the 30-day LIBOR rate plus 80 to 130 basis points, depending upon overall Company leverage.  The interest rate on the $9 million line was equal to the 30-day LIBOR rate plus 132.5 basis points.  The weighted average interest rate on unsecured lines of credit was 6.3% and 5.3% at December 31, 2006 and 2005, respectively.

       On April 27, 2006 the Company closed the new $200 million unsecured credit facility led by Wachovia Bank and syndicated to nine other banks. The $200 million line replaced the previous $190 million line, which was to mature in February 2007.  The new facility is comprised of a $60 million term loan maturing in April 2011 and a $140 million revolving loan maturing in April 2010. The interest rate on the $200 million line is based on LIBOR plus 80 to 130 basis points depending upon overall Company leverage (with the current rate set at 130 basis points as of December 31, 2006).  The Company paid a facility fee of $200,000 (10 basis points) and origination fees of $688,000 (34.4 basis points) upon closing of the loan agreement.  Additionally, the Company pays an annual administration fee of $35,000 and fees on the unused portion of the revolver ranging between 12.5 and 20 basis points based upon overall Company leverage (with the rate set at 12.5 basis points at December 31, 2006).  The increased size of the line affords the Company greater financial flexibility and capacity while accommodating the Company's growth.

       The $15 million line matures January 29, 2008, is unsecured and is expected to fund the daily cash requirements of the Company's treasury management system.  The $15 million line has a current interest rate equal to the 30-day LIBOR rate plus 130 basis points as of December 31, 2006.  The Company paid a facility fee of $15,000 (10 basis points) upon closing of the loan agreement.  Under the $15 million line, the Company does not pay annual administration fees or fees on the unused portion of the line.

       The $9 million line with Trustmark National Bank is interest only, has a current interest rate equal to the 30-day LIBOR rate plus 132.5 basis points and matures December 7, 2007.  The proceeds of the loan were used to finance the construction of the City Centre Garage, which was completed in 2005.

       To protect against the potential for rapidly rising interest rates, the Company entered into interest rate swap agreements in 2005 and 2004.  The Company designated the swaps as hedges of the variable interest rates on the Company's borrowings under the Wachovia unsecured revolving credit facility.  Accordingly, changes in the fair value of the swap are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings.  The Company's interest rate hedge contracts as of December 31, 2006 and 2005 are summarized as follows (in thousands):

					Fair
					Market Value
Type of	Notional	Maturity		Fixed	December 31
Hedge	Amount	Date	Reference Rate	Rate	2006	2005
Swap	$40,000	06/30/06	1-Month LIBOR	3.530%	$ -	$ 245
Swap	$40,000	12/31/08	1-Month LIBOR	4.360%	525	426
Swap	$20,000	12/31/08	1-Month LIBOR	4.245%	307	234
					$ 832	$ 905

    At December 31, 2006, the Company had $696 million in mortgage notes payable with an average interest rate of 5.8% secured by office properties and $152.3 million drawn under bank lines of credit.  Parkway's pro rata share of unconsolidated joint venture debt was $9.9 million with an average interest rate of 5.2% at December 31, 2006.  Based on the Company's total market capitalization of approximately $1.7 billion at December 31, 2006 (using the December 31, 2006 closing price of $51.01 per common share), the Company's debt represented approximately 47.9% of its total market capitalization. The Company targets a debt to total market capitalization rate at a percentage in the range of 45% to 50%. This rate may vary at times pending acquisitions, sales and/or equity offerings.  In addition, volatility in the price of the Company's common stock may affect the debt to total market capitalization ratio.  However, over time the Company plans to maintain a percentage in the range of 45% to 50%.

       In addition to the debt to total market capitalization ratio, the Company also monitors interest, fixed charge and modified fixed charge coverage ratios.  The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization ("EBITDA").  This ratio for the year ended December 31, 2006 and 2005 was 2.60 and 3.10 times, respectively.  The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA.  This ratio for the year ended December 31, 2006 and 2005 was 1.73 and 1.79 times, respectively.   The modified fixed charge coverage ratio is computed by comparing the cash interest accrued and preferred dividends paid to EBITDA.  This ratio for the year ended December 31, 2006 and 2005 was 2.26 and 2.55 times, respectively.    In accordance with the GEAR UP Plan, Parkway established a self-imposed limit for the modified fixed charge coverage ratio of 2.5 times as the Company's pledge not to use leverage to achieve Company goals.  Management believes the debt to market capitalization, interest coverage, fixed charge coverage and modified fixed charge coverage ratios provide useful information on total debt levels as well as the Company's ability to cover interest, principal and/or preferred dividend payments with current income.

       The table below presents the principal payments due and weighted average interest rates for the mortgage notes payable as of December 31, 2006.

	Average	Mortgage Notes Payable
	Interest Rate	(In thousands)
2007	5.8%	$ 34,159
2008	5.8%	57,120
2009	6.0%	37,471
2010	5.9%	98,840
2011	6.2%	113,129
Thereafter	6.7%	355,293
Total		$ 696,012

Fair value at 12/31/06		$ 707,185

       The Company presently has plans to make additional capital improvements at its office properties in 2007 of approximately $33 million.  These expenses include tenant improvements, capitalized acquisition costs and capitalized building improvements.  Approximately $13.9 million of these improvements relate to upgrades on properties acquired in recent years that were anticipated at the time of purchase.  All such improvements are expected to be financed by cash flow from the properties, advances on the bank lines of credit or contributions from partners.

       In 2006, the Company announced the proposed development of a 194,000 square foot Class A+ office building in Jackson, Mississippi known as The Pinnacle at Jackson Place, adjacent to the Company's headquarters building.  The estimated cost of the development is $39 million and it is expected to be completed in the fall of 2008.  The Company has received commitments to lease approximately 73% of the new office space from four major customers.  Parkway will be seeking partners for an 80% ownership interest in the development.  There can be no assurance that the development or joint venture of The Pinnacle will occur.

        In accordance with Parkway's strategic plan, GEAR UP, the Company projects the following acquisitions and dispositions in 2007.  Item 7.  "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Strategic Planning," includes a full discussion of the Gear Up Plan.

•      Fee simple office property purchases totaling $150 million, which will be funded with proceeds from sales and/or bank lines of credit.

•      Fund office property purchases totaling $170 million.  Parkway's equity contribution will be approximately $17 million and will be funded with proceeds from sales and/or bank lines of credit.

•         One fee simple sale of an asset in Columbia, South Carolina valued at $9 million is projected to take place May 1, 2007; and

•         Contributions of asset to funds or similar ventures where the Company will retain a 25% ownership interest are projected to be made as shown below:

o        Assets in Knoxville, Tennessee totaling 549,000 square feet with an estimated value of $59 million on July 1, 2007;

o        Assets in Virginia totaling 883,000 square feet with an estimated value of $97 million on July 1, 2007;

o        Two assets in Columbia, South Carolina totaling 759,000 square feet with an estimated value of $97 million on October 1, 2007; and

o        In connection with the proposed ventures, Parkway may incur debt prepayment penalties and expense of $2.8 million.

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

Off-Balance Sheet Arrangements

       As of December 31, 2006, the Company was invested in four unconsolidated real estate joint ventures. These joint ventures are accounted for using the equity method of accounting, as Parkway does not control any of these joint ventures and is not the primary beneficiary, as that term is defined in FIN46R.  As a result, the assets and liabilities of the joint ventures are not included in Parkway's consolidated balance sheet.  Information relating to the unconsolidated joint ventures at December 31, 2006 is detailed below.

			Parkway's
			Ownership
Joint Ventures	Property Name	Location	Interest

Wink-Parkway Partnership	Wink Building	New Orleans, Louisiana	50.0%
Parkway Joint Venture, LLC	UBS Building/River Oaks	Jackson, Mississippi	20.0%
RubiconPark I, LLC	Lakewood/Falls Pointe	Atlanta, Georgia	20.0%
	Carmel Crossing	Charlotte, North Carolina
RubiconPark II, LLC	Maitland 200	Orlando, Florida	20.0%

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

       The following information summarizes the financial position at December 31, 2006 for the investments in which we held an interest at December 31, 2006 (in thousands):

		Mortgage		Parkway's
Summary of Financial Position	Total Assets	Debt (1)	Total Equity	Investment
Phoenix OfficeInvest, LLC	$ 190	$ -	$ 164	$ -
Parkway Joint Venture, LLC	17,514	12,600	4,421	(150)
Wink-Parkway Partnership	1,470	275	1,082	541
RubiconPark I, LLC	74,408	52,000	21,075	5,676
RubiconPark II, LLC	29,643	19,061	10,093	5,112
	$123,225	$83,936	$36,835	$11,179

       (1)  The mortgage debt, all of which is non-recourse, is collateralized by the individual real estate property or properties within each venture, the net book value of which totaled $114.7 million at December 31, 2006.  Parkway's proportionate share of the non-recourse mortgage debt totaled $9.9 million at December 31, 2006.

       The following information summarizes the results of operations for the year ended December 31, 2006 for investments which impacted our 2006 results of operations (in thousands):

			Parkway's Share	Parkway's Share
			of Equity in Earnings	of Gain on
	Total	Net	of Unconsolidated	Sale of	Parkway's Share
Summary of Operations	Revenue	Income	Joint Ventures	Real Estate	of Net Income
Phoenix OfficeInvest, LLC (1)	$ 5,835	$41,973	$ (217)	$13,584	$13,367
Parkway Joint Venture, LLC	2,664	82	17	-	17
Wink-Parkway Partnership	333	126	63	-	63
RubiconPark I, LLC	9,923	1,701	502	-	502
RubiconPark II, LLC	4,332	1,071	386	-	386
	$23,087	$44,953	$ 751	$13,584	$14,335

        (1)  On June 23, 2006, the Company and its joint venture partner sold Viad Corporate Center in Phoenix, Arizona for $105.5 million.  The buyer assumed the existing mortgage debt of $50 million in the sale.  The Company received net cash proceeds of $15.4 million and recognized a gain of $13.6 million from the sale.  In addition to the gain, the Company recognized management and incentive fees of $4.2 million as a result of the economic returns generated over the life of the Phoenix OfficeInvest joint venture.  In accordance with Parkway's accounting policy for incentive management fees, the additional incentive and management fees were recorded at the closing of the sale of Viad Corporate Center, at which time the fees were earned.  Parkway also incurred $325,000 in costs associated with the loan transfer.

Contractual Obligations

       We have contractual obligations including mortgage notes payable and lease obligations.  The table below presents total payments due under specified contractual obligations by year through maturity as of December 31, 2006 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	2007	2008	2009	2010	2011	Thereafter
Long-Term Debt (Mortgage Notes Payable)	$946,348	$73,558	$94,816	$72,239	$130,976	$138,303	$436,456
Capital Lease Obligations	69	32	32	5	-	-	-
Operating Leases	692	452	240	-	-	-	-
Purchase Obligations	6,870	6,201	21	295	9	344	-
Other Long-Term Liabilities	10,741	10,741	-	-	-	-	-
Total	$964,720	$90,984	$95,109	$72,539	$130,985	$138,647	$436,456

       The amounts presented above for mortgage notes payable include principal and interest payments.  The amounts presented for purchase obligations represent the remaining tenant improvement allowances for leases in place and commitments for building improvements as of December 31, 2006.

       The amounts presented above as other long-term liabilities represents subsidiary redeemable preferred membership interests issued to the seller in connection with the Capital City Plaza purchase in 2004. The preferred membership interests pay the seller a 7% coupon rate and were issued to accommodate their tax planning needs.  The seller currently has the right to redeem the remaining balance of the membership interests.  Parkway has the right to retire the preferred interest in July 2007.

       Parkway has a 75% ownership interest in MBALP and acts as the managing general partner.  MBALP is primarily funded with financing from a third party lender, which is secured by a first lien on the rental property of the partnership.  The creditors of MBALP do not have recourse to Parkway.  In acting as the general partner, Parkway is committed to providing additional funding to partnership deficits up to an aggregate amount of $1 million.  To date Parkway has not been required to provide any additional funding to MBALP.

       On July 11, 2006, the Company purchased One Illinois Center in Chicago, Illinois.  The purchase was funded by a 10-year $148.5 million non-recourse first mortgage, a $33.7 million secured recourse mezzanine loan with a six-month term and advances under bank lines of credit.  In connection with the first mortgage, the Company delivered $11.3 million in letters of credit to satisfy the various escrow requirements made by the lender.  The letters of credit expire June 30, 2007.

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

       Parkway recorded an impairment loss on equity securities in the amount of $119,000 in 2006 and an impairment loss on 12 acres of land in New Orleans, Louisiana in the amount of $340,000 in 2005.  No impairment losses were recorded in 2004.

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

       The following table presents a reconciliation of the Company's net income to FFO for the years ended December 31, 2006 and 2005 (in thousands, except per share data):

	Total Dollar Amount		Diluted Per Share
	Year Ended		Year Ended
	December 31		December 31
	2006	2005	2006	2005
Net income	$ 25,682	$ 20,807	$ 1.77	$ 1.46
Adjustments to derive funds from operations:
Depreciation and amortization	64,655	51,046	4.28	3.39
Depreciation and amortization - discontinued operations	582	1,050	0.04	0.07
Minority interest depreciation and amortization	(2,275)	(1,019)	(0.15)	(0.07)
Adjustments for unconsolidated joint ventures	815	1,057	0.05	0.07
Preferred dividends	(4,800)	(4,800)	(0.33)	(0.34)
Convertible preferred dividends	(1,773)	(2,346)	(0.12)	(0.16)
Gain on real estate and joint venture interests	(22,848)	(5,512)	(1.51)	(0.37)
Minority interest - unit holders	1	2	-	-
Diluted share adjustment for convertible preferred stock	-	-	0.07	0.11
Funds from operations applicable to common shareholders	$ 60,039	$ 60,285	$ 4.10	$ 4.16

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

       Insurance.  Following the devastating hurricanes of 2004 and 2005, the insurance market for properties located in coastal and wind prone areas of the country has been volatile.  The Company's current property and casualty insurance policy for most properties has been in place since November 30, 2005 and is scheduled to renew April 1, 2007, at which time these lines of coverage will be renewed under the market conditions that exist at that time.  The Company expects that the cost of property coverage in some of its markets could increase compared to the current cost.  There may also be a reduced capacity by insurance providers to fully cover the replacement value of properties in certain geographic regions.  Any increase in insurance costs directly related to each property will be passed through to customers to the extent allowed by the lease terms.

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

       As of December 31, 2006, total outstanding debt was $848.3 million of which $152.3 million or 18%, is variable rate debt.  If market rates of interest on the variable rate debt fluctuate by 10% (or approximately 63 basis points), the change in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $952,000 annually.

ITEM 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Parkway Properties, Inc.

We have audited the accompanying consolidated balance sheets of Parkway Properties, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006.  Our audits also included the financial statement schedules listed in the index at Item 15(a)2.  These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of Parkway Properties Office Fund, LP, a consolidated joint venture, which statements reflect total assets of $225 million as of December 31, 2006 and total revenues of $6.8 million, for the year then ended.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Parkway Properties Office Fund, LP, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Parkway Properties, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Parkway Properties, Inc.'s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana
March 16, 2007

Report of Independent Registered Public Accounting Firm

The Partners of
Parkway Properties Office Fund, LP:

We have audited the consolidated historical‑cost balance sheet of Parkway Properties Office Fund, LP (the Partnership) as of December 31, 2006, and the related consolidated historical-cost statements of operations, changes in partners' capital and cash flows for the year then ended, not included herein. We also have audited the supplemental consolidated current-value balance sheet of the Partnership as of December 31, 2006, and the related supplemental consolidated current-value statements of operations and changes in partners' capital for the year then ended, not included herein. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated historical-cost financial statements referred to above present fairly, in all material respects, the financial position of Parkway Properties Office Fund, LP as of December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

As described in note 12, the supplemental consolidated current-value financial statements have been prepared by management to present relevant financial information that is not provided by the consolidated historical-cost financial statements and are not intended to be a presentation in conformity with generally accepted accounting principles. In addition, the supplemental consolidated current-value financial statements do not purport to present the net realizable, liquidation, or market value of the Partnership as a whole. Furthermore, amounts ultimately realized by the Partnership from the disposal of properties may vary significantly from the current values presented.

In our opinion, the supplemental consolidated current‑value financial statements referred to above present fairly, in all material respects, the information set forth in them on the basis of accounting described in note 12.

Our audit was made for the purpose of forming an opinion on the consolidated historical-cost and consolidated current-value financial statements taken as a whole. The consolidating information included in Schedules I and II is presented for purposes of additional analysis of the consolidated current-value financial statements rather than to present the financial position and results of operations of the individual companies. The consolidating information has been subjected to the auditing procedures applied in the audit of the consolidated current-value financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated current-value financial statements taken as a whole.

As discussed in note 3, the consolidated historical-cost and consolidated current-value financial statements and the consolidating information in Schedules I and II, as of and for the year ended December 31, 2006, have been restated.

                                                                                                                /s/ KPMG LLP

February 28, 2007, except for note 3,

which is as of March 15, 2007

Jackson, Mississippi

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
 (In thousands)

	December 31	December 31
	2006	2005
Assets
Real estate related investments:
Office and parking properties	$1,517,468	$1,220,565
Accumulated depreciation	(211,187)	(179,636)
	1,306,281	1,040,929
Land available for sale	1,467	1,467
Investment in unconsolidated joint ventures	11,179	12,942
	1,318,927	1,055,338
Rents receivable and other assets	107,145	69,480
Intangible assets, net	81,800	60,161
Cash and cash equivalents	4,474	3,363
	$1,512,346	$1,188,342
Liabilities
Notes payable to banks	$ 152,312	$ 150,371
Mortgage notes payable	696,012	483,270
Accounts payable and other liabilities	72,659	56,628
Subsidiary redeemable preferred membership interests	10,741	10,741
	931,724	701,010
Minority Interest
Minority Interest - unit holders	36	38
Minority Interest - real estate partnerships	90,280	12,778
	90,316	12,816
Stockholders' Equity
8.34% Series B Cumulative Convertible Preferred stock, $.001 par value,
2,142,857 shares authorized in 2005, 803,499 shares issued and outstanding
in 2005	-	28,122
8.00% Series D Preferred stock, $.001 par value, 2,400,000 shares authorized,
issued and outstanding	57,976	57,976
Common stock, $.001 par value, 67,600,000 and 65,457,143 shares authorized in 2006 and 2005, respectively, 15,764,799 and 14,167,292 shares issued
and outstanding in 2006 and 2005, respectively	16	14
Common stock held in trust, at cost, 115,000 and 124,000 shares in 2006
and 2005, respectively	(3,894)	(4,198)
Additional paid-in capital	449,141	389,971
Unearned compensation	-	(3,101)
Accumulated other comprehensive income	828	826
Retained earnings (deficit)	(13,761)	4,906
	490,306	474,516
	$1,512,346	$1,188,342

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME
 (In thousands, except per share data)

	Year Ended December 31
	2006	2005	2004
Revenues
Income from office and parking properties	$210,007	$188,486	$152,828
Management company income	5,329	2,997	3,832
Total revenues	215,336	191,483	156,660

Expenses
Property operating expense	99,130	88,254	70,450
Depreciation and amortization	64,655	51,046	35,666
Operating expense for other real estate properties	5	5	22
Management company expenses	1,141	607	358
General and administrative	4,651	4,468	4,464
	169,582	144,380	110,960

Operating income	45,754	47,103	45,700

Other income and expenses
Interest and other income	40	255	37
Equity in earnings of unconsolidated joint ventures	751	1,496	1,697
Gain on sale of real estate, joint venture interests and other assets	17,646	1,039	4,309
Interest expense	(44,632)	(35,444)	(25,817)

Income before minority interest and discontinued operations	19,559	14,449	25,926
Minority interest - unit holders	(1)	(2)	(2)
Minority interest - real estate partnerships	485	(187)	127

Income from continuing operations	20,043	14,260	26,051

Discontinued operations:
Income from discontinued operations	556	2,366	3,464
Gain on sale of real estate from discontinued operations	5,083	4,181	-

Net income	25,682	20,807	29,515

Change in market value of interest rate swaps	(73)	1,131	(226)
Change in unrealized gain (loss) on equity securities	75	(79)	-
Comprehensive income	$ 25,684	$ 21,859	$ 29,289

Net income available to common stockholders:
Net income	$ 25,682	$ 20,807	$ 29,515
Dividends on preferred stock	(4,800)	(4,800)	(4,800)
Dividends on convertible preferred stock	(1,773)	(2,346)	(5,186)
Net income available to common stockholders	$ 19,109	$ 13,661	$ 19,529

Net income per common share:
Basic:
Income from continuing operations	$ 0.95	$ 0.50	$ 1.42
Discontinued operations	0.39	0.47	0.31
Net income	$ 1.34	$ 0.97	$ 1.73

Diluted:
Income from continuing operations	$ 0.93	$ 0.50	$ 1.40
Discontinued operations	0.39	0.46	0.30
Net income	$ 1.32	$ 0.96	$ 1.70

Dividends per common share	$ 2.60	$ 2.60	$ 2.60

Weighted average shares outstanding:
Basic	14,306	14,065	11,270
Diluted	14,487	14,233	11,478

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 (In thousands)

	Year Ended December 31
	2006	2005	2004

8.34% Series B Cumulative Convertible Preferred stock, $.001 par value
Balance at beginning of year	$ 28,122	$ 28,122	$ 68,000
Conversion of preferred stock to common stock	(28,122)	-	(39,878)
Balance at end of year	-	28,122	28,122

8.00% Series D Preferred stock, $.001 par value
Balance at beginning of year	57,976	57,976	57,976
Balance at end of year	57,976	57,976	57,976

Common stock, $.001 par value
Balance at beginning of year	14	12	11
Shares issued - stock offering	1	2	-
Shares issued - other	1	-	1
Balance at end of year	16	14	12

Common stock held in trust
Balance at beginning of year	(4,198)	(4,400)	(4,321)
Shares distributed from (contributed to) deferred compensation plan	304	202	(79)
Balance at end of year	(3,894)	(4,198)	(4,400)

Additional paid-in capital
Balance at beginning of year	389,971	310,455	252,695
Stock options and warrants exercised	6,034	2,104	5,964
Conversion of preferred stock to common stock	28,121	-	39,877
Shares issued in lieu of Directors' fees	170	193	138
Restricted shares issued (forfeited)	-	(679)	70
Deferred incentive share units issued	-	191	201
Shares issued - DRIP Plan	407	1,899	11,515
Shares issued - stock offerings	29,487	75,808	(5)
Employee Stock Purchase Plan	3	-	-
Purchase of Company stock	(2,814)	-	-
Share based compensation expense	863	-	-
Reclassification upon the adoption of SFAS No. 123R	(3,101)	-	-
Balance at end of year	449,141	389,971	310,455

Unearned compensation
Balance at beginning of year	(3,101)	(4,122)	(4,634)
Restricted shares (issued) forfeited	-	679	(70)
Deferred incentive share units issued	-	(191)	(201)
Share based compensation expense	-	533	783
Reclassification upon the adoption of SFAS No. 123R	3,101	-	-
Balance at end of year	-	(3,101)	(4,122)

Accumulated other comprehensive income (loss)
Balance at beginning of year	826	(226)	-
Change in market value of interest rate swaps	(73)	1,131	(226)
Change in unrealized gain (loss) on equity securities	75	(79)	-
Balance at end of year	828	826	(226)

Retained earnings (deficit)
Balance at beginning of year	4,906	27,831	38,253
Net income	25,682	20,807	29,515
Preferred stock dividends declared	(4,800)	(4,800)	(4,800)
Convertible preferred stock dividends declared	(1,773)	(2,346)	(5,186)
Common stock dividends declared	(37,776)	(36,586)	(29,951)
Balance at end of year	(13,761)	4,906	27,831
Total stockholders' equity	$490,306	$474,516	$415,648

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	Year Ended December 31
	2006	2005	2004
Operating activities
Net income	$ 25,682	$ 20,807	$ 29,515
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation and amortization	64,655	51,046	35,666
Depreciation and amortization - discontinued operations	582	1,050	1,177
Amortization of above market leases	1,582	1,970	139
Amortization of loan costs	1,100	1,480	997
Share based compensation expense	863	533	783
Operating distributions from unconsolidated
joint ventures	1,334	2,587	2,573
Income (loss) allocated to minority interests	(484)	189	(125)
Net gain on sale of real estate, joint venture interests
and other assets	(22,729)	(5,220)	(4,309)
Equity in earnings of consolidated joint ventures	(751)	(1,496)	(1,697)
Changes in operating assets and liabilities:
Increase in receivables and other assets	(25,465)	(11,571)	(2,559)
Increase (decrease) in accounts payable and
other liabilities	7,118	(1,320)	1,177
Cash provided by operating activities	53,487	60,055	63,337

Investing activities
Payments received on mortgage loans	-	-	775
Distributions from unconsolidated joint ventures	15,395	1,845	-
Investments in unconsolidated joint ventures	(113)	(45)	(286)
Purchases of real estate related investments	(328,909)	(163,238)	(56,625)
Proceeds from sales of real estate and joint venture interests	61,228	24,153	58,223
Real estate development	-	(3,087)	(4,434)
Improvements to real estate related investments	(34,160)	(32,441)	(30,596)
Cash used in investing activities	(286,559)	(172,813)	(32,943)

Financing activities
Principal payments on mortgage notes payable	(49,066)	(79,120)	(24,421)
Proceeds from long-term financing	213,700	103,160	28,950
Net proceeds from (payments on) bank borrowings	1,868	46,884	(5,683)
Debt financing costs	(2,215)	(1,044)	(2,054)
Stock options and warrants exercised	6,034	2,104	5,964
Purchase of Company stock	(2,814)	-	-
Dividends paid on common stock	(37,480)	(36,356)	(29,582)
Dividends paid on preferred stock	(7,160)	(7,623)	(10,341)
Contributions from minority interest partners	82,621	9,864	-
Distributions to minority interest partners	(1,203)	(534)	(141)
Employee stock purchase plan	3	-	-
Proceeds from DRIP Plan	407	1,899	11,515
Redemption of subsidiary preferred membership
interests	-	-	(4,750)
Proceeds from stock offerings	29,488	75,810	(5)
Cash provided by (used in) financing activities	234,183	115,044	(30,548)
Impact on cash of consolidation of MBALP	-	-	763
Change in cash and cash equivalents	1,111	2,286	609
Cash and cash equivalents at beginning of year	3,363	1,077	468
Cash and cash equivalents at end of year	$ 4,474	$ 3,363	$ 1,077

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

NOTE A - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

        The accompanying financial statements are prepared following U.S. generally accepted accounting principles (GAAP) and the requirements of the Securities and Exchange Commission (SEC).  The financial statements include all normal and recurring adjustments that are necessary for a fair presentation of financial position and operating results.

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

        The Company determines consolidation for joint ventures based on standards set forth in EITF 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights"; EITF 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights"; Statement of Position 78-9, "Accounting for Investments in Real Estate Ventures"; and FIN 46R.  Based on the guidance set forth in these pronouncements, the Company consolidates certain joint ventures where it exercises significant control over major operating and management decisions, or where the Company is the sole general partner and the limited partners do not possess kick-out rights or other substantive participating rights or where the entity is a variable interest entity and Parkway is the primary beneficiary.  The equity method of accounting is used for those joint ventures that do not meet the criteria for consolidation under these pronouncements.

Business

       The Company's operations are exclusively in the real estate industry, principally the operation, leasing, acquisition and ownership of office buildings.

Use of Estimates

       The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Investment in Unconsolidated Joint Ventures

       As of December 31, 2006, Parkway has four investments in unconsolidated joint ventures, which are accounted for using the equity method of accounting.  Parkway's investments in unconsolidated joint ventures consist of a 50% interest in Wink-Parkway Partnership, a 20% interest in Parkway Joint Venture LLC, a 20% interest in RubiconPark I, LLC and a 20% interest in RubiconPark II, LLC.  The Company has a non-controlling interest in these investments and accounts for the interest using the equity method of accounting.  Therefore, Parkway reports its share of income and losses based on its economic interest in these entities, as measured by its ownership interest or expected cash distributions if materially different than distributions based on ownership interest.  Parkway classifies its interests as non-controlling when it holds less than a majority voting interest in the entity and does not have the sole ability, based on the terms of the joint venture agreements, to make decisions about the entities' activities regarding items such as major leases, encumbering the entities with debt, major capital expenditures and whether to dispose of the entities.

Minority Interest

Minority Interest - Unit Holders

       Minority interest in Parkway Properties LP (the "Operating Partnership") represents the limited partner's proportionate share of the equity in our operating partnership.  The operating partnership pays a regular quarterly distribution to the holders of operating units.  Income is allocated to minority interest based on the weighted average percentage ownership during the year.  As of December 31, 2006, the minority interest in our operating partnership consisted of 1,318 operating units held by a party other than the Company.

Minority Interest - Real Estate Partnerships

       The Company has an interest in two joint ventures that are included in its consolidated financial statements. Parkway has a 75.025% interest in Parkway Moore, LLC, which owns an interest in Moore Buildings Associates, LP.  The Company also owns a 25% interest in Parkway Properties Office Fund, LP.

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

       MBALP was established for the purpose of owning a commercial office building (the Toyota Center in Memphis, Tennessee) and is primarily funded with financing from a third party lender, which is secured by a first lien on the rental property of the partnership.  The creditors of MBALP do not have recourse to Parkway.  In acting as the general partner, Parkway is committed to providing additional funding to meet partnership operating deficits up to an aggregate amount of $1 million.  MBALP has a fixed rate non-recourse first mortgage in the amount of $12.5 million that is secured by the Toyota Center, which has a carrying amount of $19.9 million.

       On July 6, 2005, Parkway, through affiliated entities, entered into a limited partnership agreement forming a $500 million discretionary fund ("the Fund") with Ohio Public Employees Retirement System ("Ohio PERS") for the purpose of acquiring high-quality multi-tenant office properties.  Ohio PERS has a 75% economic interest and Parkway has a 25% economic interest in the Fund.  Parkway serves as the general partner of the Fund and provides asset management, property management, leasing and construction management services to the Fund, for which it is paid market-based fees. The Fund has fixed rate non-recourse mortgage debt totaling $96.7 million that is secured by nine office properties, which have a carrying value of $194.1 million. There is approximately $275 million remaining capacity for fund office investments.

       Since Parkway is the sole general partner and has the authority to make major decisions on behalf of the Fund, thereby giving Parkway a controlling interest, Parkway is required to include the Fund in its consolidated financial statements.

      Minority interest in real estate partnerships represents the other partners' proportionate share of equity in the partnerships discussed above at December 31, 2006.  Income is allocated to minority interest based on the weighted average percentage ownership during the year.

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

       When the Company is the owner of the tenant improvements, the leased space is ready for its intended use when the tenant improvements are substantially completed. In limited instances, when the tenant is the owner of the tenant improvements, straight-line rent is recognized when the tenant takes possession of the unimproved space.

       The determination of who owns the tenant improvements is subject to significant judgment. In making that determination, the Company considers various factors, including, but not limited to:

  Whether the lease agreement specifies what or how the tenant improvement allowance is spent;
  Whether the tenant improvements are unique to the tenant or general-purpose in nature;
  Whether the ownership of the tenant improvements remains with the landlord or remains with the tenant at the end of the lease term;
  Who bears substantial construction risk and cost of the tenant improvements.

       When the Company is the owner of the tenant improvements, the cost to construct the tenant improvements is recorded as an asset and depreciated over the shorter of the asset's useful life or the lease term. To the extent Parkway funded all or a portion of an improvement that is owned by the tenant, the Company treats the cost as a lease incentive and amortizes the costs as a reduction to rental revenue on a straight-line basis over the term of the lease. Lease incentives may also include cash payments to or on behalf of tenants or the buy-out of a prospective tenant's existing lease obligation with a third party and are amortized as a reduction to rental revenue on a straight-line basis over the term of the lease.

       Balances of major classes of depreciable assets (in thousands) and their respective estimated useful lives are:

		December 31	December 31
Asset Category	Estimated Useful Life	2006	2005
Building and garage	40 years	$1,157,534	$ 957,553
Building improvements	7 to 40 years	70,472	64,600
Tenant improvements	Lesser of useful life or term of lease	145,742	100,632
		$1,373,748	$1,122,785

       Depreciation expense related to these assets of $49.7 million, $40.5 million and $31.3 million was recognized in 2006, 2005 and 2004, respectively.

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

       Land available for sale (see Note D) is carried at the lower of cost or fair value minus estimated cost to sell.  Operating real estate held for investment is stated at the lower of cost of net realizable value.

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

       The computation of expense reimbursements is dependent on the provisions of individual customer leases.  Most customers make monthly fixed payments of estimated expense reimbursements.  The Company makes adjustments, positive or negative, to expense reimbursement income quarterly to adjust the recorded amounts to the Company's best estimate of the final property operating costs based on the most recent quarterly budget.  After the end of the calendar year, the Company computes each customer's final expense reimbursements and issues a bill or credit for the difference between the actual amount and the amounts billed monthly during the year.  These differences are recorded to expense reimbursement income in the period the final bills are prepared, usually beginning in February and completed by May in the subsequent fiscal year.  The net amounts of any such adjustments were not material for the years ended December 31, 2006, 2005 and 2004.

       Management company income represents market based fees earned from providing management, construction, leasing, brokerage and acquisition services to third parties. Management fee income is computed and recorded monthly in accordance with the terms set forth in the stand alone management service agreements. Leasing and brokerage commissions are recognized pursuant to the terms of the stand alone agreements at the time underlying leases are signed, which is the point at which the earnings process is complete and collection of the fees is reasonably assured. Fees relating to the purchase or sale of property are recognized when the earnings process is complete and collection of the fees is reasonably assured, which usually occurs at closing. All fees on Company-owned properties and consolidated joint ventures are eliminated in consolidation.  The portion of fees earned on unconsolidated joint ventures attributable to Parkway's ownership interest is eliminated in consolidation.

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

       The fair value of above or below market in-place lease values is the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and the estimated current market lease rate expected over the remaining non-cancelable life of the lease.  The capitalized above market lease values are amortized as a reduction of rental income over the remaining non-cancelable term of the respective leases. The capitalized below market lease values are amortized as an increase to rental income over the remaining non-cancelable term of the respective leases.   Total amortization for above and below market leases was a net reduction of rental income of $1.6 million, $2 million and $139,000 for the years ending December 31, 2006, 2005 and 2004, respectively.

       Amortization of above and below market leases is projected as an increase (decrease) to rental income as follows for the next five years (in thousands):

Amount
2007	$(1,821)
2008	(904)
2009	(340)
2010	(53)
2011	42

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

       The fair value of at market in-place leases is the present value associated with re-leasing the in-place lease as if the property was vacant.  Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases.  In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods.  The value of at market in-place leases is amortized as a lease cost amortization expense over the expected life of the lease, including expected renewals.  Total amortization expense for the value of in-place leases was $8.4 million, $5.5 million and $2.4 million for the years ending December 31, 2006, 2005 and 2004, respectively.

       Amortization expense for the value of in-place leases is projected as follows for the next five years (in thousands):

Amount
2007	$7,205
2008	7,193
2009	7,058
2010	6,505
2011	6,061

       A separate component of the fair value of in-place leases is identified for the lease costs.  The fair value of lease costs represents the estimated commissions and legal fees paid in connection with the current leases in place.  Lease costs are amortized over the non-cancelable terms of the respective leases as lease cost amortization expense.

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

Share Based Compensation

       On January 1, 2006, Parkway adopted FASB Statement No. 123R, "Share-Based Payment" ("FAS 123R") using the modified-prospective transition method. In the past the Company had granted stock options for a fixed number of shares to employees and directors with an exercise price equal to or above the fair value of the shares at the date of grant.  However, no stock options have been granted to employees since 2002 or to directors since 2003.  Currently, Parkway has elected to grant restricted shares and deferred incentive share units instead of stock options.  Therefore, the adoption of FAS 123R has not had a material impact on income from continuing operations, net income, cash flow from operations, cash flow from financing activities or basic and diluted earnings per share.

       Effective January 1, 2003, the stockholders of the Company approved Parkway's 2003 Equity Incentive Plan (the "2003 Plan") that authorized the grant of up to 200,000 equity based awards to employees of the Company.  At present, it is Parkway's intention to grant restricted shares and/or deferred incentive share units instead of stock options.  Restricted shares and deferred incentive share units are valued based on the New York Stock Exchange closing market price of Parkway common shares (NYSE ticker symbol, PKY) as of the date of grant.  Parkway considers the grant date to be the same date on which shares are approved by the Board of Directors. Compensation expense is recognized over the expected vesting period, which is four to seven years from grant date for restricted shares and four years from grant date for deferred incentive share units.  The effect of estimated forfeitures is included in the Company's calculation of compensation expense related to restricted shares and deferred incentive units.

       In 2006 certain restricted shares were granted to officers of the Company where vesting is contingent upon achieving the cumulative goals of the GEAR UP Plan, which began January 1, 2006 and ends December 31, 2008.  Compensation expense will not be recorded on the shares that vest based on performance conditions until the Company determines that it is probable that the goal will be achieved.  Therefore, no expense has been recorded in 2006 for these shares.

       Restricted shares and deferred incentive share units are forfeited if an employee leaves the Company before the vesting date.  Shares and/or units that are forfeited become available for future grant under the 2003 Plan.

Income Taxes

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

       The computation of diluted EPS is as follows:

	Year Ended December 31
	2006	2005	2004
	(in thousands, except per share data)
Numerator:
Basic and diluted net income
available to common stockholders	$19,109	$13,661	$19,529
Denominator:
Basic weighted average shares	14,306	14,065	11,270
Effect of employee stock options, deferred
incentive share units and warrants	181	168	208
Diluted weighted average shares	14,487	14,233	11,478
Diluted earnings per share	$ 1.32	$ 0.96	$ 1.70

       The computation of diluted EPS did not assume the conversion of the 8.34% Series B cumulative convertible preferred stock because their inclusion would have been anti-dilutive.

Reclassifications

       Certain reclassifications have been made in the 2005 and 2004 consolidated financial statements to conform to the 2006 classifications with no impact on previously reported net income or stockholders' equity.  The adjustments relate to reclassification of all current and prior period income for properties designated as discontinued operations in 2006 (See Note F - Discontinued Operations).

New Accounting Pronouncements

       In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" (FIN 48).  FIN 48 clarifies the accounting for uncertain income tax positions recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 becomes effective on January 1, 2007.  The Company expects that the adoption of FIN 48 on January 1, 2007, will have little or no impact on its overall financial position or results of operation.

Unaudited Statistical Information

       The square feet and percentage leased statistics presented in Notes B, C and F are unaudited.

Note B - Investment in Office and Parking Properties

       Included in investment in office and parking properties at December 31, 2006 are 60 office and parking properties located in nine states with an aggregate of 12.3 million square feet of leasable space.  This excludes office properties in unconsolidated joint ventures, which are outlined in Note C - Investment in Unconsolidated Joint Ventures. The contract purchase price, excluding closing costs and other adjustments, of office properties acquired during the year ended December 31, 2006 is as follows:

Cost
Market Location	(in thousands)
Chicago, Illinois	$226,250
Atlanta, Georgia	93,350
Memphis, Tennessee	39,500
Jacksonville, Florida	24,000
$383,100

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

The discretionary fund (the Fund) with Ohio Public Employee Retirement System (Ohio PERS), of which Parkway owns 25%, purchased assets in Jacksonville, Florida; Memphis, Tennessee; Atlanta, Georgia and suburban Chicago, Illinois during 2006.  In accordance with GAAP, the Fund has been included in the consolidated financial statements of Parkway since Parkway is the sole general partner and has authority to make major decisions on behalf of the Fund, thereby giving Parkway a controlling interest.  The assets are described below.

  On May 15, 2006, the Fund purchased a two-building office portfolio in Jacksonville, Florida.  The two properties, BellSouth Building and Centurion Centre, total 180,000 square feet, and were acquired for a combined purchase price of $24 million.  The purchase was funded with a $14.4 million first mortgage placement by the Fund and with equity contributions from the partners.
  On December 1, 2006, the Fund purchased for $28.25 million Chatham Centre, a 206,000 square foot office building in Schaumburg, Illinois.  The purchase was funded with a $17.1 million first mortgage placement by the Fund and with equity contributions from the partners.
  On December 20, 2006, the Fund purchased for $38.1 million Renaissance Center, a 190,000 square foot office building in Memphis, Tennessee.  The purchase was funded with the assumption of an existing $17.2 million first mortgage and equity contributions from the partners.
  On December 27, 2006, the Fund purchased for $44.65 million Overlook II, a 262,000 square foot office property in Atlanta, Georgia.  The purchase was funded with equity contributions from the partners.
  On December 27, 2006, the Fund purchased for $48.7 million a two-building office portfolio in Atlanta, Georgia.  The two properties, 100 Ashford Center and Peachtree Ridge, total 313,000 square feet.  The purchase was funded with the assumption of an existing $30.9 million first mortgage and equity contributions from the partners.

       On July 11, 2006, the Company purchased One Illinois Center, located at 111 E. Wacker Drive in Chicago, Illinois for $198 million plus $1.6 million in closing costs and transfer taxes and less $8.6 million received from the seller related to committed leasing costs and improvements.  The purchase was funded by a 10-year, $148.5 million non-recourse first mortgage.  The loan bears interest at a fixed rate of 6.29%, with interest only payments for five years and principal payments based on a 30-year amortization thereafter. Additional purchase funding was provided by a $33.7 million secured recourse mezzanine loan with a six-month term at a interest rate of LIBOR plus 130 basis points, proceeds from the recent sale of Viad Corporate Center in Phoenix and amounts drawn under existing lines of credit.

       The following table summarizes the fair value of the assets acquired and liabilities assumed with the One Illinois Purchase (in thousands)

Real estate investments:
Land	$ 23,285
Building	122,843
Tenant improvements	24,837
Total real estate investments acquired	170,965

Rents receivable and other assets	6,924
Lease costs	8,572

Intangible assets:
Above-market leases	4,758
Lease in place value	16,480

Total assets acquired	$ 207,699

Liabilities assumed:
Accounts payable and other liabilities	$ 2,988
Below-market leases	4,999

Total liabilities assumed	$ 7,987

Net assets acquired	$ 199,712

       The weighted average amortization period is four years for tenant improvements, lease costs and above and below market leases and ten years for lease in place value.

       The unaudited pro forma effect on the Company's results of operations for the One Illinois Center purchase as if the purchase had occurred on January 1, 2005 is as follows (in thousands, except per share data):

Year Ended
December 31
	2006	2005
Revenues	$ 225,420	$ 209,521
Net income available to common stockholders	$ 10,199	$ (3,162)
Basic earnings per share	$ 0.71	$ (0.22)
Diluted earnings per share	$ 0.70	$ (0.22)

       The allocation of purchase price for Chatham Centre, Renaissance Center, Overlook II, 100 Ashford Center and Peachtree Ridge is preliminary pending completion of the valuation of tangible and intangible assets.  The preliminary amount of purchase price allocated to intangible assets and (liabilities) and weighted average amortization period for each class of asset or liability is as follows for 2006 office property acquisitions (in thousands):

		Weighted
	Amount	Average Life
Lease in place value	$27,248	9
Above market leases	6,869	4
Below market leases	(9,412)	7

Summary of Dispositions

On August 2, 2006, the Company sold the Central Station building, a 133,000 square foot office property, located in St. Petersburg, Florida for $15 million.  Parkway recognized a gain on the sale of $211,000 in 2006.  In accordance with GAAP, the gain on the sale and income from Central Station has been classified as discontinued operations for all current and prior periods.

On November 29, 2006, the Company sold Richmond Centre, a 92,000 square foot office building in Houston, Texas for $6.9 million.  The Company recorded a gain on the sale of $2 million in 2006.  In accordance with GAAP, the gain on the sale and income from Richmond Centre has been classified as discontinued operations for all current and prior periods.

On December 7, 2006, the Company sold Ashford II, a 59,000 square foot office building in Houston, Texas for $5.25 million.  The Company recorded a gain on the sale of $2.9 million in 2006.  In accordance with GAAP, the gain on the sale and income from Ashford II has been classified as discontinued operations for all current and prior periods.

On December 14, 2006, the Company sold a three-building portfolio in Atlanta, Georgia for a combined sales price of $17.2 million.  The three properties, Hightower Centre, Pavilion Center and Roswell North, total 181,000 square feet.  The Company recorded a gain on the sale of $1.6 million in 2006.

       On December 20, 2006, the Company sold Charlotte Park, a 187,000 square foot office park in Charlotte, North Carolina for a sales price of $18.8 million.  The Company recorded a gain on the sale of $2.6 million in 2006.

Contractual Obligations and Minimum Rental Receipts

       Purchase obligations for tenant improvement allowances for leases in place and commitments for building improvements as of December 31, 2006 are as follows (in thousands):

2007	$6,201
2008	21
2009	295
2010	9
2011	344
Total	$6,870

       Minimum future operating lease payments for various equipment leased at the office properties is as follows for operating leases in place as of December 31, 2006 (in thousands):

2007	$ 452
2008	240
Total	$ 692

       The following is a schedule by year of future approximate minimum rental receipts under noncancelable leases for office buildings owned as of December 31, 2006 (in thousands):

2007	$185,079
2008	164,222
2009	140,227
2010	113,231
2011	90,595
Thereafter	208,081
$901,435

Note C - Investment in Unconsolidated Joint Ventures

        In addition to the 60 office and parking properties included in the consolidated financial statements, the Company is also invested in four unconsolidated joint ventures with unrelated investors.  These investments are accounted for using the equity method of accounting, as Parkway does not control any of these joint ventures.  Accordingly, the assets and liabilities of the joint ventures are not included on Parkway's consolidated balance sheets as of December 31, 2006 and 2005.  Information relating to these unconsolidated joint ventures is detailed below (in thousands).

			Parkway's	Square	Percentage
Joint Venture Entity	Property Name	Location	Ownership %	Feet	Leased
Wink-Parkway Partnership	Wink Building	New Orleans, LA	50.0%	32	100.0%
Parkway Joint Venture, LLC ("Jackson JV")	UBS/River Oaks	Jackson, MS	20.0%	167	91.0%
RubiconPark I, LLC ("Rubicon JV")	Lakewood/Falls Pointe	Atlanta, GA	20.0%	551	98.0%
	Carmel Crossing	Charlotte, NC
RubiconPark II, LLC ("Maitland JV")	Maitland 200	Orlando, FL	20.0%	203	93.2%
				953	95.8%

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

       Parkway provides management, construction and leasing services for all of the unconsolidated joint ventures except for the Wink-Parkway Partnership, and receives market based fees for these services.  The portion of fees earned on unconsolidated joint ventures attributable to Parkway's ownership interest is eliminated in consolidation.

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

       Balance sheet information for the unconsolidated joint ventures is summarized below as of December 31, 2006 and December 31, 2005 (in thousands):

Balance Sheet Information (unaudited)
	December 31, 2006
	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	JV	Partnership	JV	JV	JV	Total
Unconsolidated Joint
Ventures (at 100%):
Real Estate, Net	$-	$1,214	$16,431	$68,053	$28,980	$114,678
Other Assets	190	256	1,083	6,355	663	8,547
Total Assets	190	$1,470	$17,514	$74,408	$29,643	$123,225

Mortgage Debt	$-	$275	$12,600	$52,000	$19,061	$83,936
Other Liabilities	26	113	493	1,333	489	2,454
Partners'/Shareholders' Equity	164	1,082	4,421	21,075	10,093	36,835
Total Liabilities and
Partners'/Shareholders' Equity	$190	$1,470	$17,514	$74,408	$29,643	$123,225

Parkway's Share of
Unconsolidated Joint Ventures:
Real Estate, Net	$-	$607	$3,286	$13,611	$5,796	$23,300
Mortgage Debt	$-	$137	$2,520	$7,200	$-	$9,857
Net Investment in Joint Ventures	$-	$541	$(150)	$5,676	$5,112	$11,179

	December 31, 2005
	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	JV	Partnership	JV	JV	JV	Total
Unconsolidated Joint
Ventures (at 100%):
Real Estate, Net	$58,247	$1,237	$16,728	$68,792	$29,408	$174,412
Other Assets	7,240	169	1,247	6,933	519	16,108
Total Assets	$65,487	$1,406	$17,975	$75,725	$29,927	$190,520

Mortgage Debt	$50,000	$366	$12,600	$52,000	$19,275	$134,241
Other Liabilities	1,783	4	568	1,921	720	4,996
Partners'/Shareholders' Equity	13,704	1,036	4,807	21,804	9,932	51,283
Total Liabilities and
Partners'/Shareholders' Equity	$65,487	$1,406	$17,975	$75,725	$29,927	$190,520

Parkway's Share of
Unconsolidated Joint Ventures:
Real Estate, Net	$17,474	$618	$3,346	$13,758	$5,882	$41,078
Mortgage Debt	$15,000	$183	$2,520	$7,200	$-	$24,903
Net Investment in Joint Ventures	$2,236	$518	$(74)	$5,157	$5,105	$12,942

       Income statement information for the unconsolidated joint ventures is summarized below for the years ended December 31, 2006 and 2005 (in thousands):

Results of Operations (unaudited)
	Year Ended December 31, 2006
	233 North	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	Michigan	JV	Partnership	JV	JV	JV	Total

Unconsolidated Joint
Ventures (at 100%):
Revenues	$-	$5,835	$333	$2,664	$9,923	$4,332	$23,087
Operating Expenses	-	(2,968)	(153)	(1,307)	(3,803)	(1,790)	(10,021)
Net Operating Income	-	2,867	180	1,357	6,120	2,542	13,066
Interest Expense	-	(2,413)	(28)	(736)	(2,566)	(843)	(6,586)
Loan Cost Amortization	-	(457)	(3)	(4)	(62)	(14)	(540)
Depreciation and Amortization	-	(717)	(23)	(535)	(1,791)	(614)	(3,680)
Income (Loss) Before Gain on
Sale of Real Estate	-	(720)	126	82	1,701	1,071	2,260
Gain on Sale of Real Estate	-	42,693	-	-	-	-	42,693
Net Income	$-	$41,973	$126	$82	$1,701	$1,071	$44,953

Parkway's Share of
Unconsolidated Joint Ventures:
Income (Loss) Before Gain on
Sale of Real Estate	$-	$(217)	$63	$17	$502	$386	$751
Gain on Sale of Real Estate	-	13,584	-	-	-	-	13,584
Net Income	$-	$13,367	$63	$17	$502	$386	$14,335
Depreciation and Amortization	$-	$216	$12	$106	$358	$123	$815
Property Management Fees	$-	$718	$-	$155	$513	$140	$1,526
Promote Fee	$-	$3,861	$-	$-	$-	$-	$3,861

Interest Expense	$-	$499	$14	$145	$357	$-	$1,015
Interest Expense - Prepayment	-	225	-	-	-	-	225
Total Interest Expense	$-	$724	$14	$145	$357	$-	$1,240
Loan Cost Amortization	$-	$138	$1	$1	$8	$-	$148

Other Supplemental Information:
Distributions from Unconsolidated
Joint Ventures	$-	$15,702	$40	$92	$517	$378	$16,729

	Year Ended December 31, 2005
	233 North	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	Michigan	JV	Partnership	JV	JV	JV	Total

Unconsolidated Joint
Ventures (at 100%):
Revenues	$1,134	$11,739	$303	$2,781	$9,821	$2,361	$28,139
Operating Expenses	(619)	(4,934)	(86)	(1,304)	(3,749)	(990)	(11,682)
Net Operating Income	515	6,805	217	1,477	6,072	1,371	16,457
Interest Expense	(252)	(2,705)	(35)	(699)	(2,566)	(458)	(6,715)
Loan Cost Amortization	(4)	(318)	(3)	(47)	(62)	(7)	(441)
Depreciation and Amortization	(205)	(1,772)	(23)	(447)	(1,508)	(303)	(4,258)
Preferred Distributions	(69)	-	-	-	-	-	(69)
Net Income (Loss)	$(15)	$2,010	$156	$284	$1,936	$603	$4,974

Parkway's Share of
Unconsolidated Joint Ventures:
Net Income (Loss)	$(5)	$602	$78	$57	$550	$214	$1,496
Depreciation and Amortization	$62	$531	$12	$89	$302	$61	$1,057
Property Management Fees	$76	$385	$-	$208	$359	$64	$1,092

Interest Expense	$75	$812	$18	$138	$357	$-	$1,400
Loan Cost Amortization	$1	$96	$1	$9	$8	$-	$115
Preferred Distributions	$21	$-	$-	$-	$-	$-	$21

Other Supplemental Information:
Distributions from Unconsolidated
Joint Ventures	$64	$2,754	$40	$150	$1,259	$165	$4,432

       In most cases the Company's share of debt related to its unconsolidated joint ventures is the same as its ownership percentage in the venture.  However, in the case of the Rubicon Joint Venture and Maitland Joint Venture, the Company's share of debt is disproportionate to its ownership percentage.  The disproportionate debt structure was created to meet the Company's partner's financing criteria.  In the Rubicon Joint Venture, Parkway owns a 20% interest in the venture but assumed 13.85% of the debt.  In the Maitland Joint Venture, the Company owns a 20% interest in the venture and assumed none of the debt. The terms related to Parkway's share of unconsolidated joint venture mortgage debt are summarized below for December 31, 2006 and 2005 (in thousands):

Parkway's Share of Unconsolidated Joint Ventures' Debt (unaudited)
				Parkway's	Monthly	Loan	Loan
	Type of			Share	Debt	Balance	Balance
Description	Debt Service	Interest Rate	Maturity	of Debt	Service	12/31/06	12/31/05
Mortgage Notes Payable:
Viad JV	Interest Only	LIBOR + 2.150%	05/12/07	30.00%	$ -	$ -	$15,000
Wink Partnership	Amortizing	8.625%	07/01/09	50.00%	5	137	183
Maitland JV	Interest Only	4.390%	06/01/11	0.00%	-	-	-
Rubicon JV	Interest Only	4.865%	01/01/12	13.85%	30	7,200	7,200
Jackson JV	Interest Only	5.840%	07/01/15	20.00%	12	2,520	2,520
					$ 47	$ 9,857	$24,903

Weighted Average Interest Rate at End of Year						5.167%	5.838%

       Parkway's share of the scheduled principal payments on mortgage debt for the unconsolidated joint ventures for each of the next five years and thereafter through maturity as of December 31, 2006 are as follows (in thousands) (unaudited):

	Wink	Maitland	Rubicon	Jackson
Schedule of Mortgage Maturities by Year:	Partnership	JV	JV	JV	Total
2007	$ 50	$ -	$ -	$ -	$ 50
2008	54	-	-	-	54
2009	33	-	100	13	146
2010	-	-	114	33	147
2011	-	-	119	35	154
Thereafter	-	-	6,867	2,439	9,306
	$ 137	$ -	$7,200	$2,520	$9,857

Note D - Land Available for Sale

       At December 31, 2006, Parkway's investment in land available for sale consisted of 12 acres of land in New Orleans, Louisiana with a book value of $1.5 million or .1% of total assets.

Note E - Notes Payable

Notes Payable to Banks

       At December 31, 2006, the Company had a total of $153.2 million outstanding under the following lines of credit (in thousands):

				Outstanding
Line of Credit	Lender	Interest Rate	Maturity	Balance
$9 Million Unsecured Line of Credit	Trustmark National Bank	6.7%	12/07/07	$ 9,000
$15 Million Unsecured Line of Credit	PNC Bank	6.6%	01/29/07	6,144
$140 Million Unsecured Line of Credit	Wachovia Bank	6.6%	04/27/10	77,168
$60 Million Unsecured Term Loan (1)	Wachovia Bank	5.6%	04/27/11	60,000
		6.3%		$ 152,312

(1)  The interest rate on the $60 Million Term Loan represents the weighted average interest rate of two interest rate swaps that expire 12/31/08.

       On April 27, 2006 the Company closed a new $200 million unsecured credit facility (the "$200 million line") led by Wachovia Bank and syndicated to nine other banks. The $200 million line replaces the previous $190 million unsecured revolving credit facility, which was to mature February 2007.  The new facility is comprised of a $60 million term loan maturing in April 2011 and a $140 million revolving loan maturing in April 2010. The interest rate on the $200 million line is based on LIBOR plus 80 to 130 basis points, depending upon overall Company leverage with the current rate set at 130 basis points.  The Company paid a facility fee of $200,000 (10 basis points) and origination fees of $688,000 (34.4 basis points) upon closing of the loan agreement.  Additionally, the Company pays an annual administration fee of $35,000 and fees on the unused portion of the revolver ranging between 12.5 and 20 basis points based upon overall Company leverage with the current rate set at 12.5 basis points.

     The Company's $200 million unsecured credit facility requires compliance with a number of restrictive financial covenants, including tangible net worth, fixed charge coverage ratio, unencumbered interest coverage ratio, total debt to total asset ratio, secured debt to total asset value ratio, secured recourse debt to total asset value ratio and unencumbered pool restrictions.  As of December 31, 2006 the Company was in compliance with these financial covenants.

     The $15 million line matures January 29, 2008, is unsecured and is expected to fund the daily cash requirements of the Company's treasury management system.  The $15 million line has a current interest rate equal to the 30-day LIBOR rate plus 130 basis points.  Under the $15 million line, the Company does not pay annual administration fees or fees on the unused portion of the line.

      The $9 million line with Trustmark National Bank is interest only, has a current interest rate equal to the 30-day LIBOR rate plus 132.5 basis points and matures December 7, 2007.  The proceeds of the loan were used to finance the construction of the City Centre Garage, which was completed in 2005.

       To protect against the potential for rapidly rising interest rates, the Company entered into interest rate swap agreements in 2005 and 2004.  The Company designated the swaps as cash flow hedges of the variable interest rates on the Company's borrowings under the $200 million line.  These swaps are considered to be fully effective and changes in the fair value of the swaps are recognized in accumulated other comprehensive income.  The Company's interest rate hedge contracts as of December 31, 2006 and 2005 are summarized as follows (in thousands):

					Fair
					Market Value
Type of	Notional	Maturity		Fixed	December 31
Hedge	Amount	Date	Reference Rate	Rate	2006	2005
Swap	$40,000	06/30/06	1- Month LIBOR	3.530%	$ -	$ 245
Swap	$40,000	12/31/08	1- Month LIBOR	4.360%	525	426
Swap	$20,000	12/31/08	1- Month LIBOR	4.245%	307	234
					$832	$905

Mortgage notes payable

       A summary of fixed rate mortgage notes payable at December 31, 2006 and 2005 which are non-recourse to the Company, is as follows (in thousands):

				Carrying
				Amount	Note Balance
	Interest	Monthly	Maturity	of	December 31
Office Property	Rate	Payment	Date	Collateral	2006	2005
Citrus Center	6.000%	$ 164	08/01/07	$ 33,238	$ 18,164	$ 19,011
Capital City Plaza	3.670%	298	09/01/08	60,040	44,167	46,065
John Hancock Facility (3 properties)	4.830%	138	03/01/09	28,380	23,006	23,536
John Hancock Facility (3 properties)	5.270%	112	05/01/10	22,422	18,581	18,800
Moore Building Associates LP	7.895%	124	06/01/10	19,943	12,517	12,988
Capitol Center	8.180%	165	09/01/10	34,811	18,910	19,320
One Jackson Place	7.850%	152	10/10/10	16,293	11,609	12,487
Squaw Peak	4.920%	261	12/01/10	42,134	36,693	37,981
Forum I	5.250%	91	06/01/11	17,959	12,192	12,630
Wells Fargo	4.390%	53	07/01/11	11,903	9,567	9,675
233 N. Michigan	4.940%	763	07/11/11	162,890	104,374	108,272
400 North Belt	8.250%	65	08/01/11	10,221	2,990	3,506
Woodbranch	8.250%	32	08/01/11	4,201	1,440	1,688
Bank of America Plaza	7.100%	146	05/10/12	33,456	18,840	19,237
Renaissance Center (3)	5.469%	97	06/01/12	34,054	17,015	-
One Park 10 Plaza	7.100%	64	06/01/12	6,213	9,092	9,201
Maitland 100	4.920%	36	10/07/12	13,637	8,820	8,820
555 Winderley Place	4.920%	34	10/07/12	12,476	8,340	8,340
First Tennessee Plaza	7.170%	136	12/15/12	27,958	7,954	8,978
Teachers Insurance and
Annuity Association (5 properties)	6.210%	565	01/01/16	107,436	84,644	86,000
100 Ashford Center/Peachtree Ridge (5)	5.606%	151	01/08/16	44,439	31,073	-
BellSouth Building/Centurion Centre (1)	5.900%	71	06/10/16	21,925	14,400	-
111 East Wacker, LLC (2)	6.290%	804	07/11/16	167,255	148,500	-
Chatham Centre (4)	5.560%	79	01/10/17	25,994	17,100	-
Morgan Keegan Tower	7.620%	163	10/01/19	29,203	16,024	16,735
		$4,764		$988,481	$696,012	$483,270

(1)   On May 19, 2006, the Fund placed a $14.4 million 10-year non-recourse mortgage at a fixed interest rate of 5.90% in connection with the purchase of the BellSouth Building and Centurion Centre.  Payments during the first five years of the mortgage term will be on an interest-only basis.  Parkway's proportionate share of this mortgage is 25%.

(2)   On July 11, 2006, Parkway purchased One Illinois Center, located at 111 East Wacker Drive in Chicago, Illinois.  The purchase was funded by a 10-year, $148.5 million non-recourse first mortgage.  The loan bears interest at a fixed rate of 6.29%, with interest only payments for five years and principal payments based on a 30-year amortization thereafter.

(3)   The Renaissance Centre mortgage in the amount of $17.2 million was assumed by the Fund with the purchase of the building on December 20, 2006.  The mortgage, which has a stated rate of 5.23%, was recorded at $17 million to reflect the fair value of the financial instrument based on the rate of 5.469% on the date of purchase.  Parkway's proportionate share of this mortgage is 25%.

(4)   In connection with the purchase of Chatham Centre, on December 22, 2006, the Fund placed a $17.1 million 10-year non-recourse mortgage at a fixed interest rate of 5.56%.  Payments during the term of the mortgage term will be on an interest-only basis.  Parkway's proportionate share of this mortgage is 25%.

(5)     The 100 Ashford Center and Peachtree Ridge mortgage in the amount of $30.9 million was assumed by the Fund with the purchase of the buildings on December 27, 2006.  The mortgage, which has a stated rate of 5.68%, was recorded at $31.1 million to reflect the fair value of the financial instrument based on the rate of 5.606% on the date of purchase.  Parkway's proportionate share of this mortgage is 25%.

       The aggregate annual maturities of mortgage notes payable at December 31, 2006 are as follows (in thousands):

2007	$ 34,159
2008	57,120
2009	37,471
2010	98,840
2011	113,129
Subsequently	355,293
$696,012

       In connection with the purchase of Overlook II, on February 9, 2007, the Fund placed a $31.5 million 10-year non-recourse mortgage at a rate of 5.61%.  Payments during the term of the mortgage will be on an interest-only basis.  Parkway's proportionate share of this mortgage is 25%.

       On February 26, 2007, the Company paid off the $18.2 million Citrus Center mortgage note with advances under bank lines of credit.

Note F - Discontinued Operations

       All current and prior period income from the following office property dispositions are included in discontinued operations for the years ended December 31, 2006, 2005 and 2004 (in thousands).

		Square	Date of	Gross Sales	Net Book Value	Gain (Loss)
Office Property	Location	Feet	Sale	Price	of Real Estate	on Sale

The Park on Camelback	Phoenix, Arizona	102	09/09/05	$ 17,500	$ 12,526	$ 4,419
250 Commonwealth	Greenville, South Carolina	46	09/14/05	4,020	4,104	(238)
2005 Dispositions		148		$ 21,520	$ 16,630	$ 4,181

Central Station Building	St. Petersburg, Florida	133	08/02/06	$ 15,000	$ 14,338	$ 211
Richmond Centre	Houston, Texas	92	11/29/06	6,906	4,551	2,018
Ashford II	Houston, Texas	59	12/07/06	5,250	2,185	2,854
2006 Dispositions		284		$ 27,156	$ 21,074	$ 5,083

       The Company made a decision to sell the above assets because the properties are smaller assets or located in smaller markets that do not fit with the Company's strategy of owning larger assets in institutional markets.

       The amount of revenue and expense for these five office properties reported in discontinued operations for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

	Year Ended December 31
	2006	2005	2004
Revenues
Income from office and parking properties	$3,043	$6,084	$7,678
	3,043	6,084	7,678
Expenses
Office and parking properties:
Operating expense	1,905	2,668	3,037
Depreciation and amortization	582	1,050	1,177
	2,487	3,718	4,214
Income from discontinued operations	556	2,366	3,464
Gain on sale of real estate from discontinued operations	5,083	4,181	-
Total discontinued operations	$5,639	$6,547	$3,464

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

       At December 31, 2006, the Company had net operating loss ("NOL") carryforwards for federal income tax purposes of $7 million which expire at various dates beginning in 2007 through 2018.  The Company expects to utilize the remaining NOL by December 2007.  The utilization of these NOLs can cause the Company to incur a small alternative minimum tax liability.

       The Company's income differs for income tax and financial reporting purposes principally because real estate owned has a different basis for tax and financial reporting purposes, producing different gains upon disposition and different amounts of annual depreciation.  The following reconciles GAAP net income to taxable income for the years ending December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
	Estimate	Actual	Actual
GAAP net income from REIT operations (1)	$25,682	$20,807	$29,515
GAAP to tax adjustments:
Depreciation and amortization	15,209	16,086	8,623
Gains and losses from capital transactions	4,298	(2,684)	(1,504)
Share based compensation expense	863	533	783
Stock options exercised	(1,615)	(1,166)	(3,604)
Deferred compensation distributions	(466)	(351)	-
Other differences	38	(664)	(745)
Taxable income before adjustments	44,009	32,561	33,068
Less: NOL carryforward	(303)	-	-
Adjusted taxable income subject to 90% dividend requirement	$43,706	$32,561	$33,068

(1)  GAAP net income from REIT operations is net of amounts attributable to minority interest.

       The following reconciles cash dividends paid with the dividends paid deduction for the years ending December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
	Estimate	Actual	Actual
Cash distributions paid	$44,009	$43,502	$39,568
Less: Dividends on deferred compensation plan shares	(303)	(330)	(337)
Less: Return of capital	-	(10,611)	(6,163)
Dividends paid deduction	$43,706	$32,561	$33,068

       The following characterizes distributions paid per common share for the years ending December 31, 2006, 2005 and 2004:

	2006		2005		2004
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$0.99	38.1%	$1.98	76.2%	$2.00	76.9%
Post May 5, 2003 capital gain	1.17	45.0%	0.13	5.0%	0.04	1.5%
Unrecaptured Section 1250 gain	0.44	16.9%	0.03	1.1%	0.14	5.4%
Return of capital	-	-	0.46	17.7%	0.42	16.2%
	$2.60	100.0%	$2.60	100.0%	$2.60	100.0%

Note H - Stock Option and Long-Term Compensation Plans

       On January 1, 2006, Parkway adopted FASB Statement No. 123R, "Share-Based Payment" ("FAS 123R") using the modified-prospective transition method. In the past the Company had granted stock options for a fixed number of shares to employees and directors with an exercise price equal to or above the fair value of the shares at the date of grant.  However, no stock options have been granted to employees since 2002 or to directors since 2003.  Currently, Parkway has elected to grant restricted shares and deferred incentive share units instead of stock options.  Therefore, the adoption of FAS 123R has not had a material impact on income from continuing operations, net income, cash flow from operations, cash flow from financing activities or basic and diluted earnings per share.

       Effective January 1, 2003, the stockholders of the Company approved Parkway's 2003 Equity Incentive Plan ("the 2003 Plan") that authorized the grant of up to 200,000 equity based awards to employees of the Company.  At present, it is Parkway's intention to grant restricted shares and/or deferred incentive share units instead of stock options to employees of the Company, although the 2003 Plan authorizes various forms of incentive awards, including options.  On each July 1 beginning with July, 2004, the number of shares available under the plan will increase automatically by .25% of the number of shares of common stock outstanding on that date (increase of 35,370 and 35,256 shares in 2006 and 2005, respectively), provided that the number of shares available for grant under this plan and the 2001 Directors' Plan shall not exceed 11.5% of the shares outstanding (less the restricted shares issued and outstanding) plus shares issuable on the conversion of outstanding convertible debt and equity securities or the exercise of warrants or other rights to purchase common shares.  The 2003 Plan has a ten-year term.

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

       On December 31, 2006, 188,500 shares of restricted stock have been granted to officers of the Company in connection with the VALUE SQUARE and GEAR UP Plans.  The shares are valued at $7.3 million ($38.60 per share) with 121,000 shares vesting seven years from the grant date, 33,750 shares vesting on July 1, 2010 and the remaining 33,750 shares vesting upon achievement of the goals of the GEAR UP Plan.  The value, including estimated forfeitures, of restricted shares that vest based on service conditions will be amortized to compensation expense ratably over the vesting period for each grant of stock.  The value of restricted shares that vest based on performance conditions, in this case achievement of the GEAR UP Plan goals, will be amortized to expense over the applicable vesting period once the Company determines that it is probable that the goal will be achieved.  As of December 31, 2006, 18,806 deferred incentive share units were granted to employees of the Company.  The deferred incentive share units are valued at $871,000 ($46.33 per share) and the units vest at the end of four years.  Compensation expense related to the restricted stock and deferred incentive units of $863,000, $533,000 and $783,000 was recognized in 2006, 2005 and 2004, respectively.  Total compensation expense related to nonvested awards subject to service conditions not yet recognized was $3.8 million as of December 31, 2006.  The weighted average period over which this expense is expected to be recognized is approximately 3.3 years.  Total potential compensation associated with shares that vest based on performance conditions is $1.5 million.

       On January 12, 2007, the Board of Directors approved the grant of 35,874 restricted shares to officers of the Company.  The shares are valued at $1.9 million and 34,875 shares will vest four years from grant date and 999 shares will vest subject to achievement of the GEAR UP Plan, which will end December 31, 2008.

       A summary of the Company's restricted stock and deferred incentive share unit activity under the 2003 Equity Incentive Plan is as follows:

		Weighted	Deferred	Weighted
	Restricted	Average	Incentive	Average
	Shares	Price	Share Units	Price
Outstanding at December 31, 2003	142,000	$35.86	5,246	$44.84
Granted	1,500	46.72	5,875	46.72
Forfeited	-	-	(1,634)	45.02
Outstanding at December 31, 2004	143,500	35.97	9,487	35.97
Granted	500	50.57	6,145	44.61
Forfeited	(20,000)	35.19	(1,804)	45.90
Outstanding at December 31, 2005	124,000	36.16	13,828	45.38
Granted	67,500	43.03	8,255	47.78
Forfeited	(3,000)	37.11	(3,277)	45.98
Outstanding at December 31, 2006	188,500	$38.60	18,806	$46.33

       Pro forma information regarding net income and net income per share is required by FAS 123R, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005 and 2004: risk-free interest of 4.3% and 4.5%, respectively; dividend yield of 5.55% and 5.71%, respectively; volatility factor of the expected market price of the Company's common stock of  .196 and .194, respectively; and a weighted-average expected life of the options of five years for the 1994 Stock Option Plan in 2005 and 2004; five years for 2005 and 2004 for the 1991 Directors' Stock Option Plan; and five years for 2005 and 2004, for the 2001 Directors' Stock Option Plan.  No options were granted during 2004, 2005 and 2006.

       The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123R to stock-based employee compensation for the years ended December 31, 2005 and 2004 (in thousands, except per share amounts):

	Year Ended December 31

	2005	2004
Net income available to common stockholders, as reported	$ 13,661	$ 19,529
Add: Stock based compensation expense included in reported net income	533	783
Deduct: Stock based compensation expense assuming fair value method
for all awards	(641)	(1,032)
Pro forma net income available to common stockholders	$ 13,553	$ 19,280
Earnings per common share:
Basic - as reported	$ 0.97	$ 1.73
Basic - pro forma	$ 0.96	$ 1.71
Diluted - as reported	$ 0.96	$ 1.70
Diluted - pro forma	$ 0.95	$ 1.68

       A summary of the Company's stock option activity and related information is as follows:

	1994 Stock		1991 Directors		2001 Directors
	Option Plan		Stock Option Plan		Stock Option Plan
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price
Outstanding at December 31, 2003	620,774	$ 29.52	43,500	$ 29.29	49,300	$ 37.05
Exercised	(206,155)	27.32	(6,000)	32.56	(4,000)	34.05
Forfeited	(21,262)	33.77	-	-	-	-
Outstanding at December 31, 2004	393,357	30.38	37,500	28.76	45,300	37.31
Exercised	(74,412)	27.97	(2,250)	10.17	-	-
Forfeited	(18,270)	34.72	-	-	-	-
Outstanding at December 31, 2005	300,675	30.72	35,250	29.95	45,300	37.31
Exercised	(104,865)	30.01	(2,250)	16.00	(6,000)	37.54
Forfeited	(4,339)	35.91	-	-	-	-
Outstanding at December 31, 2006	191,471	$ 30.99	33,000	$ 30.90	39,300	$ 37.28
Vested and Exercisable at December 31, 2006	191,471	$ 30.99	33,000	$ 30.90	39,300	$ 37.28

       The total intrinsic value of stock options exercised for the year ended December 31, 2006, 2005, and 2004 was $1.7 million, $1.5 million and $3.9 million, respectively.

       Following is a summary of the status of options outstanding at December 31, 2006:

	Outstanding and Exercisable Options
		Weighted
		Average	Weighted	Aggregate
		Remaining	Average	Intrinsic
		Contractual	Exercise	Value
Exercise Price Range	Number	Life	Price	(in thousands)
1994 Stock Option Plan
$25.01 - $30.00	28,120	1.4 years	$27.41	$ 500
$30.01 - $35.00	153,645	2.9 years	31.34	2,127
$35.01 - $40.00	9,706	5.9 years	35.81	91
	191,471	2.8 years	$30.99	$ 2,718
1991 Directors Stock Option Plan
$25.01 - $30.00	10,500	2.8 years	$28.78	$ 172
$30.01 - $35.00	22,500	2.2 years	31.89	299
	33,000	2.4 years	$30.90	$ 471
2001 Directors Stock Option Plan
$30.01 - $35.00	9,000	4.4 years	$30.70	$ 130
$35.01 - $40.00	23,800	6.0 years	37.90	173
$40.01 - $45.00	6,500	6.8 years	44.10	7
	39,300	5.8 years	$37.28	$ 310

Note I - Commitments and Contingencies

Legal Matters

       Parkway is subject to various legal proceedings and claims that arise in the ordinary course of business.  These matters are generally covered by insurance.  The Company believes that the final outcome of such matters will not have a material effect on our financial statements.

Commitments

       Parkway has an investment in Moore Building Associates LP ("MBALP") established for the purpose of owning a commercial office building (the Toyota Center in Memphis, Tennessee).  Parkway has a 75% ownership interest in MBALP and acts as the managing general partner of this partnership.  In acting as the general partner, the Company is committed to providing additional funding to meet partnership operating deficits up to an aggregate of $1 million.

Standby Letters of Credit

      In connection with the first-mortgage placed on One Illinois Center, located at 111 East Wacker Drive in Chicago, Illinois, the Company delivered $11.3 million in letters of credit to satisfy the various escrow requirements made by the lender.  The letters of credit expire June 30, 2007.

Note J - Related Party Transactions

      Matthew W. Kaplan, a director of the Company, is a Portfolio Manager for Five Arrows Realty Securities III LLC ("Five Arrows"), which owned 100% of the 803,499 shares of Series B Convertible Preferred stock at December 31, 2005.  During 2006 Five Arrows elected to convert 803,499 shares of Series B Convertible Preferred stock to common stock.  The balance of Series B Convertible Preferred stock was zero and $28.1 million at December 31, 2006 and 2005, respectively.

Note K - Other Matters

      Through the Company's Dividend Reinvestment and Stock Purchase Plan ("DRIP Plan"), 8,329 common shares were sold during 2006.  Net proceeds received on the issuance of shares were $407,000, which equates to an average net price per share of $48.87 at a discount of 1%.  The proceeds were used to reduce amounts outstanding under the Company's unsecured lines of credit.

      In 2001, the Company issued 2,142,857 shares of 8.34% Series B Cumulative Convertible Preferred stock to Five Arrows.  Effective after December 31, 2002, the holder has the right to convert each share of Series B Convertible Preferred into a share of Parkway common stock.  In addition to the issuance of Series B preferred stock, Parkway issued a warrant to Five Arrows to purchase 75,000 shares of the Company's common stock at a price of $35 for a period of seven years.  During 2006, the 75,000 warrants to purchase common stock were exercised at $35 per share or a total or $2.6 million and 803,499 shares of Series B preferred stock were converted into an equal number of shares of common stock.  As of December 31, 2006, there were no shares of Series B preferred stock authorized and outstanding.  Dividends of $1.8 million and $2.3 million were declared on the stock in 2006 and 2005, respectively.

      In connection with the Capital City Plaza purchase in 2004, the limited liability company that owns the building issued $15.5 million in preferred membership interests to the seller.  The preferred membership interests pay the seller a 7% coupon rate and were issued to accommodate their tax planning needs.  The seller has the right to redeem $5.5 million of the membership interests within six months of closing and $10 million of the membership interests within nine months of closing.  Parkway has the right to retire the preferred interest 40 months after closing.  During the third quarter in 2004, the seller redeemed $4.8 million of the preferred membership interests.  As of December 31, 2006 and 2005, the balance of the subsidiary redeemable preferred interests was $10.7 million.

      On May 4, 2006, the stockholders of the Company approved Parkway's 2006 Employee Stock Purchase Plan.  The plan gives eligible directors and employees an opportunity to purchase Parkway common stock on a systematic basis at a 10% discount.  The plan is accounted for as a compensatory plan, and the Company records the discount as compensation expense.  During 2006, 262 shares were issued under the plan.

      On December 18, 2006, the Company sold 600,000 shares of common stock to Banc of America Securities LLC at a gross offering price of $50.25 per share and a net price of $49.37 per share.  The Company used the net proceeds of approximately $29.6 million to repay indebtedness outstanding under a $19.3 million mezzanine loan incurred in connection with the purchases of One Illinois Center and to purchase additional investments in office properties.

      On February 9, 2006, the Board of Directors authorized the repurchase of up to 1 million shares of Parkway's outstanding common stock through August 2006.  During 2006, the Company purchased 71,400 shares for $2.8 million, which equates to an average price of $39.41 per share under the authorization.

Supplemental Profit and Loss Information

      Included in operating expenses are taxes, principally property taxes, of $29 million, $24.6 million and $15.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Supplemental Cash Flow Information and Schedule of Non-Cash Investing and Financing Activity

	Year Ended December 31
	2006	2005	2004
	(In thousands)

Supplemental cash flow information:
Interest paid	$42,807	$ 33,374	$24,474
Income taxes paid (refunded)	13	(86)	(72)
Supplemental schedule of non-cash investing
and financing activity:
Mortgages assumed in purchases	47,795	124,530	88,677
Mortgage transferred to joint venture	-	(19,275)	-
Restricted shares and deferred incentive
share units issued (forfeited)	1,585	(488)	271
Shares issued in lieu of Directors' fees	170	193	138
Issuance of subsidiary redeemable
preferred membership interests	-	-	15,491

 Rents Receivable and Other Assets

	December 31
	2006	2005
	(In thousands)

Rents receivable	$ 2,324	$ 2,473
Allowance for doubtful accounts	(356)	(450)
Straight line rent receivable	18,441	14,106
Other receivables	5,470	5,619
Lease costs (net of accumulated amortization of
$16,583 and $12,246, respectively)	33,354	22,090
Loan costs (net of accumulated amortization of
$2,861 and $2,695, respectively)	4,833	3,667
Escrow and other deposits	38,617	16,537
Prepaid items	1,897	3,104
Other assets	2,565	2,334
	$107,145	$69,480

Intangible Assets

       The following table reflects the portion of the purchase price of office properties allocated to intangible assets in accordance with SFAS 141, as discussed in "Note A".  The portion of purchase price allocated to below market lease value and the related accumulated amortization is reflected in the Schedule of Accounts Payable and Other Liabilities within this note.

	December 31
	2006	2005
	(In thousands)

Lease in place value	$ 76,507	$ 52,732
Accumulated amortization	(11,081)	(6,105)
Above market lease value	23,629	17,283
Accumulated amortization	(7,255)	(3,749)
	$ 81,800	$ 60,161

Accounts Payable and Other Liabilities

	December 31
	2006	2005
	(In thousands)
Office property payables:
Accrued expenses and accounts payable	$ 17,531	$ 16,412
Accrued property taxes	24,756	17,614
Security deposits	3,951	3,371
Below market lease value	18,517	9,563
Accumulated amortization - below market
lease value	(4,547)	(2,558)
Corporate payables	1,628	1,378
Deferred compensation plan liability	5,401	5,270
Dividends payable	1,200	1,787
Accrued payroll	1,337	1,639
Interest payable	2,885	2,152
	$ 72,659	$ 56,628

Note L - Fair Values of Financial Instruments

Cash and cash equivalents

       The carrying amounts for cash and cash equivalents approximated fair value at December 31, 2006 and 2005.

Mortgage loans

       The fair value of the mortgage notes payable are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.  The aggregate fair value of the mortgage notes payable without recourse at December 31, 2006 was $707.2 million as compared to its carrying amount of $696 million.  The aggregate fair value of the mortgage notes payable without recourse at December 31, 2005 was $494 million as compared to its carrying amount of $483.3 million.

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

       The following is a reconciliation of FFO and net income available to common stockholders for office properties and total consolidated entities for the years ending December 31, 2006, 2005 and 2004.  Amounts presented as "Unallocated and Other" represent primarily income and expense associated with providing management services,  acquisition fees, corporate general and administration expense, interest expense on unsecured lines of credit and preferred dividends.

	As of or for the year ended December 31, 2006
	Office	Unallocated
	Properties	and Other	Consolidated
	(in thousands)

Property operating revenues (a)	$ 210,007	$ -	$ 210,007
Property operating expenses (b)	(99,130)	-	(99,130)
Property net operating income from continuing operations	110,877	-	110,877

Management company income	-	5,329	5,329
Other income	-	40	40
Interest expense (c)	(34,097)	(10,535)	(44,632)
Management company expenses	-	(1,141)	(1,141)
General and administrative expenses	-	(4,651)	(4,651)
Other expense	-	(5)	(5)
Equity in earnings of unconsolidated joint ventures	751	-	751
Adjustment for depreciation and amortization - unconsolidated joint ventures	815	-	815
Adjustment for depreciation and amortization - discontinued operations	582	-	582
Adjustment for minority interest - real estate partnerships	(1,790)	-	(1,790)
Income from discontinued operations	556	-	556
Loss on non depreciable assets	(119)		(119)
Dividends on preferred stock	-	(4,800)	(4,800)
Dividends on convertible preferred stock	-	(1,773)	(1,773)
Funds from operations available to common stockholders	77,575	(17,536)	60,039

Depreciation and amortization	(64,655)	-	(64,655)
Depreciation and amortization - unconsolidated joint ventures	(815)	-	(815)
Depreciation and amortization - discontinued operations	(582)	-	(582)
Depreciation and amortization - minority interest - real estate partnerships	2,275	-	2,275
Gain on sale of real estate and joint venture interest	17,765	-	17,765
Gain on sale of real estate from discontinued operations	5,083	-	5,083
Minority Interest - unit holders	-	(1)	(1)
Net income available to common stockholders	$ 36,646	$ (17,537)	$ 19,109

Total assets	$ 1,506,753	$ 5,593	$ 1,512,346

Office and parking properties	$ 1,306,281	$ -	$ 1,306,281

Investment in unconsolidated joint ventures	$ 11,179	$ -	$ 11,179

Capital expenditures	$ 34,160	$ -	$ 34,160

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

	As of or for the year ended December 31, 2005
	Office	Unallocated
	Properties	and Other	Consolidated
	(in thousands)

Property operating revenues (a)	$ 188,486	$ -	$ 188,486
Property operating expenses (b)	(88,254)	-	(88,254)
Property net operating income from continuing operations	100,232	-	100,232

Management company income	-	2,997	2,997
Other income	-	255	255
Interest expense (c)	(28,326)	(7,118)	(35,444)
Management company expenses	-	(607)	(607)
General and administrative expenses	-	(4,468)	(4,468)
Other expense	-	(5)	(5)
Equity in earnings of unconsolidated joint ventures	1,496	-	1,496
Adjustment for depreciation and amortization - unconsolidated joint ventures	1,057	-	1,057
Adjustment for depreciation and amortization - discontinued operations	1,050	-	1,050
Adjustment for minority interest - real estate partnerships	(1,206)	-	(1,206)
Income from discontinued operations	2,366	-	2,366
Gain (loss) on non depreciable real estate	48	(340)	(292)
Dividends on preferred stock	-	(4,800)	(4,800)
Dividends on convertible preferred stock	-	(2,346)	(2,346)
Funds from operations available to common stockholders	76,717	(16,432)	60,285

Depreciation and amortization	(51,046)	-	(51,046)
Depreciation and amortization - unconsolidated joint ventures	(1,057)	-	(1,057)
Depreciation and amortization - discontinued operations	(1,050)	-	(1,050)
Depreciation and amortization - minority interest - real estate partnerships	1,019	-	1,019
Gain on sale of real estate and joint venture interest	1,331	-	1,331
Gain on sale of real estate from discontinued operations	4,181	-	4,181
Minority Interest - unit holders	-	(2)	(2)
Net income available to common stockholders	$ 30,095	$ (16,434)	$ 13,661

Total assets	$ 1,181,263	$ 7,079	$ 1,188,342

Office and parking properties	$ 1,040,929	$ -	$ 1,040,929

Investment in unconsolidated joint ventures	$ 12,942	$ -	$ 12,942

Capital expenditures	$ 32,441	$ -	$ 32,441

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

	As of or for the year ended December 31, 2004
	Office	Unallocated
	Properties	and Other	Consolidated
	(in thousands)

Property operating revenues (a)	$ 152,828	$ -	$ 152,828
Property operating expenses (b)	(70,450)	-	(70,450)
Property net operating income from continuing operations	82,378	-	82,378

Management company income	-	3,832	3,832
Other income	-	37	37
Interest expense (c)	(21,580)	(4,237)	(25,817)
Management company expenses	-	(358)	(358)
General and administrative expenses	-	(4,464)	(4,464)
Other expense	-	(22)	(22)
Equity in earnings of unconsolidated joint ventures	1,697	-	1,697
Adjustment for depreciation and amortization - unconsolidated joint ventures	2,345	-	2,345
Adjustment for depreciation and amortization - discontinued operations	1,177	-	1,177
Adjustment for minority interest - real estate partnerships	(527)	-	(527)
Income from discontinued operations	3,464	-	3,464
Gain on note receivable	-	774	774
Dividends on preferred stock	-	(4,800)	(4,800)
Dividends on convertible preferred stock	-	(5,186)	(5,186)
Funds from operations available to common stockholders	68,954	(14,424)	54,530

Depreciation and amortization	(35,666)	-	(35,666)
Depreciation and amortization - unconsolidated joint ventures	(2,345)	-	(2,345)
Depreciation and amortization - discontinued operations	(1,177)	-	(1,177)
Depreciation and amortization - minority interest - real estate partnerships	654	-	654
Gain on sale of real estate and joint venture interest	3,535	-	3,535
Minority Interest - unit holders	-	(2)	(2)
Net income available to common stockholders	$ 33,955	$ (14,426)	$ 19,529

Total assets	$ 920,780	$ 10,408	$ 931,188

Office and parking properties	$ 820,807	$ -	$ 820,807

Investment in unconsolidated joint ventures	$ 25,294	$ -	$ 25,294

Capital expenditures	$ 35,030	$ -	$ 35,030

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

Note N - Selected Quarterly Financial Data (Unaudited):

       Summarized quarterly financial data for the years ended December 31, 2006 and 2005 are as follows (in thousands, except per share data):

	2006 (1)
	First	Second	Third	Fourth

Revenues (other than gains)	$ 49,023	$ 53,312	$ 55,207	$ 57,794
Expenses	(38,677)	(38,153)	(45,353)	(47,399)
Operating Income	10,346	15,159	9,854	10,395
Interest and other income	19	7	8	6
Interest expense	(9,426)	(9,796)	(12,565)	(12,845)
Equity in earnings of unconsolidated joint ventures	410	(84)	198	227
Gain on sale of joint venture interest and real estate	-	13,465	-	4,181
Minority interest - unit holders	-	-	(1)	-
Minority interest - real estate partnerships	80	64	225	116
Income (loss) from continuing operations	1,429	18,815	(2,281)	2,080
Income (loss) from discontinued operations	312	344	130	(230)
Gain on sale of real estate from discontinued operations	-	-	211	4,872
Net income (loss)	1,741	19,159	(1,940)	6,722
Dividends on preferred stock	(1,200)	(1,200)	(1,200)	(1,200)
Dividends on convertible preferred stock	(587)	(586)	(481)	(119)
Net income (loss) available to common stockholders	$ (46)	$ 17,373	$ (3,621)	$ 5,403

Net income (loss) per common share:
Basic	$ -	$ 1.24	$ (0.25)	$ 0.36
Diluted	$ -	$ 1.20	$ (0.25)	$ 0.36
Dividends per common share	$ 0.65	$ 0.65	$ 0.65	$ 0.65
Weighted average shares outstanding:
Basic	14,049	14,036	14,236	14,895
Diluted	14,049	15,000	14,236	15,086

	2005 (1)
	First	Second	Third	Fourth

Revenues (other than gains)	$ 46,440	$ 48,265	$ 47,349	$ 49,429
Expenses	(33,429)	(37,226)	(35,181)	(38,544)
Operating Income	13,011	11,039	12,168	10,885
Interest and other income	135	106	5	9
Interest expense	(7,983)	(8,784)	(8,805)	(9,872)
Equity in earnings of unconsolidated joint ventures	515	250	330	401
Gain (loss) on sale of joint venture interests and real estate	-	991	(26)	74
Minority interest - unit holders	-	-	(1)	(1)
Minority interest - real estate partnerships	(305)	(16)	20	114
Income from continuing operations	5,373	3,586	3,691	1,610
Income from discontinued operations	903	492	628	343
Gain on sale of real estate from discontinued operations	-	-	4,181	-
Net income	6,276	4,078	8,500	1,953
Dividends on preferred stock	(1,200)	(1,200)	(1,200)	(1,200)
Dividends on convertible preferred stock	(587)	(586)	(586)	(587)
Net income available to common stockholders	$ 4,489	$ 2,292	$ 6,714	$ 166

Net income per common share:
Basic	$ 0.32	$ 0.16	$ 0.48	$ 0.01
Diluted	$ 0.32	$ 0.16	$ 0.47	$ 0.01
Dividends per common share	$ 0.65	$ 0.65	$ 0.65	$ 0.65
Weighted average shares outstanding:
Basic	13,907	14,080	14,116	14,154
Diluted	14,095	14,250	14,295	14,281

(1)  Certain reclassifications have been made to the quarterly data to conform with the annual presentation with no effect to net income or net income available to common stockholders.

SCHEDULE II - VALUATIONS AND QUALIFYING ACCOUNTS

(In thousands)

	Balance	Additions		Deductions		Balance
	Beginning	Consolidation	Charged to	Written Off as	Assets Sold or	End
Description	Of Period	of Entities	Cost & Expenses	Uncollectible	Joint Ventured	Of Period

Allowance for Doubtful Accounts:
Year Ended:
December 31, 2006	450	-	494	(588)	-	356
December 31, 2005	353	210	34	(137)	(10)	450
December 31, 2004	376	131	169	(312)	(11)	353

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2006
(In thousands)

		Initial Cost to the Company		Subsequent
			Building and	Capitalized	Total
Description	Encumbrances	Land	Improvements	Costs	Real Estate
Office and Parking Properties:
Arizona
Squaw Peak Corp Center	$ 36,693	$ 5,800	$ 35,169	$ 4,724	$ 45,693
Mesa Corporate Center	-	3,353	15,197	862	19,412
Florida
Hillsboro Center V	10,827	1,325	12,249	2,302	15,876
Hillsboro Center I-IV	7,382	1,129	7,734	1,964	10,827
Bellsouth Building	14,400	3,477	7,821	1,381	12,679
Centurion Centre	-	2,951	6,263	745	9,959
Stein Mart Building	-	1,653	16,636	3,131	21,420
Riverplace South	-	2,316	5,412	1,174	8,902
Maitland 100	8,820	2,667	10,156	1,558	14,381
555 Winderley Place	8,340	2,100	9,655	1,282	13,037
Citrus Center	18,164	4,000	26,712	6,395	37,107
Wachovia Plaza	-	785	18,071	2,592	21,448
Georgia
100 Ashford Center	31,073	6,085	15,001	1,141	22,227
Peachtree Ridge	-	2,204	18,855	1,324	22,383
Overlook II	-	5,403	33,782	2,561	41,746
Waterstone	6,325	859	7,207	1,834	9,900
Meridian	-	994	9,547	2,032	12,573
Peachtree Dunwoody Pavilion	31,003	9,373	24,580	5,866	39,819
Capital City Plaza	44,167	3,625	57,218	2,873	63,716
Illinois
Chatham Centre	17,100	3,350	19,871	2,959	26,180
233 North Michigan	104,374	18,181	133,595	25,082	176,858
111 East Wacker	148,500	23,285	122,844	26,608	172,737
Mississippi
One Jackson Place	11,609	1,799	19,730	9,077	30,606
City Centre	-	1,662	20,050	10,262	31,974
111 Capitol Building	-	915	10,830	6,317	18,062
South Carolina
Tower at 1301 Gervais	-	316	20,350	4,239	24,905
Atrium at Stoneridge	-	572	7,775	1,437	9,784
Capitol Center	18,910	973	37,234	5,702	43,909
Tennessee
First Tennessee Plaza	7,954	457	29,162	7,494	37,113
Cedar Ridge	-	741	8,631	2,172	11,544
Renaissance Center	17,015	4,373	28,213	1,593	34,179
Forum II & III	-	2,634	13,886	2,283	18,803
Morgan Keegan Tower	16,024	-	36,549	2,420	38,969
Falls Building	-	190	7,628	1,776	9,594
Moore Building	12,517	727	22,716	69	23,512
Toyota Garage	-	-	7,939	207	8,146
Forum I	12,192	4,737	12,484	1,687	18,908
Bank of America Plaza	18,840	1,464	28,712	8,173	38,349
Texas
One Park Ten Plaza	9,092	606	6,149	3,424	10,179
400 North Belt	2,990	419	9,495	3,618	13,532
Woodbranch	1,440	303	3,805	2,409	6,517
Sugar Grove	6,919	364	7,385	2,904	10,653
Honeywell	-	856	15,175	1,472	17,503
Schlumberger	-	1,013	11,102	3,597	15,712
One Commerce Green	20,669	489	37,104	3,737	41,330
Comerica Bank Building	14,763	1,921	21,222	3,069	26,212
550 Greens Parkway	5,337	1,006	8,014	291	9,311
1717 St. James	4,937	430	6,340	1,315	8,085
5300 Memorial Building	10,305	682	11,712	2,213	14,607
Town and Country	7,764	436	7,674	2,514	10,624
Wells Fargo	9,567	2,600	8,247	2,289	13,136
Virginia
Lynnwood Plaza	-	985	8,306	2,465	11,756
Town Point Center	-	-	10,719	3,140	13,859
Greenbrier Tower I	-	584	7,503	1,698	9,785
Greenbrier Tower II	-	573	7,354	1,869	9,796
Glen Forest	-	537	8,503	1,461	10,501
Moorefield II	-	469	4,752	806	6,027
Moorefield III	-	490	5,135	967	6,592
Boulders Center	-	1,265	11,825	2,376	15,466
Winchester Building	-	956	10,852	2,453	14,261
Moorefield I	-	260	3,698	829	4,787
Total Real Estate Owned	$ 696,012	$ 143,719	$ 1,157,535	$ 216,214	$ 1,517,468

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - (Continued) DECEMBER 31, 2006 (In thousands)

	Gross Amount at Which
	Carried at Close of Period
		Bldg. & and		Accum.	Net Book Value	Year	Year	Depreciable
Description	Land	Imprv.	Total	Depr.	of Real Estate	Acquir.	Constructed	Lives (Years)
Office and Parking Properties:
Arizona
Squaw Peak Corp Center	$ 5,800	$ 39,893	$ 45,693	$ 3,559	$ 42,134	2004	1999/2000	(3)
Mesa Corporate Center	3,353	16,059	19,412	732	18,680	2005	2000	(3)
Florida
Hillsboro Center V	1,325	14,551	15,876	3,914	11,962	1998	1985	(3)
Hillsboro Center I-IV	1,129	9,698	10,827	2,530	8,297	1998	1985	(3)
Bellsouth Building	3,477	9,202	12,679	399	12,280	2006	1996	(3)
Centurion Centre	2,951	7,008	9,959	239	9,720	2006	1993	(3)
Stein Mart Building	1,653	19,767	21,420	1,312	20,108	2005	1985	(3)
Riverplace South	2,316	6,586	8,902	764	8,138	2005	1981	(3)
Maitland 100	2,667	11,714	14,381	694	13,687	2005	1981	(3)
555 Winderley Place	2,100	10,937	13,037	541	12,496	2005	1985	(3)
Citrus Center	4,000	33,107	37,107	3,914	33,193	2003	1971	(3)
Wachovia Plaza	785	20,663	21,448	5,009	16,439	1998	1985	(3)
Georgia
100 Ashford Center	6,085	16,142	22,227	17	22,210	2006	1987	(3)
Peachtree Ridge	2,204	20,179	22,383	20	22,363	2006	1986	(3)
Overlook II	5,403	36,343	41,746	30	41,716	2006	1985	(3)
Waterstone	859	9,041	9,900	3,091	6,809	1995	1987	(3)
Meridian	994	11,579	12,573	3,311	9,262	1997	1985	(3)
Peachtree Dunwoody Pavilion	9,373	30,446	39,819	3,651	36,168	2003	1976/1980	(3)
Capital City Plaza	3,625	60,091	63,716	4,545	59,171	2004	1989	(3)
Illinois
Chatham Centre	3,350	22,830	26,180	99	26,081	2006	1989	(3)
233 North Michigan	18,181	158,677	176,858	14,220	162,638	2005	1972	(3)
111 East Wacker	23,285	149,452	172,737	5,069	167,668	2006	1970	(3)
Mississippi
One Jackson Place	1,799	28,807	30,606	14,313	16,293	1986	1986	(3)
City Centre	1,662	30,312	31,974	6,877	25,097	1995	(2) 1987	(3)
111 Capitol Building	915	17,147	18,062	4,989	13,073	1998	1983	(3)
North Carolina
Tower at 1301 Gervais	316	24,589	24,905	5,894	19,011	1997	1973	(3)
Atrium at Stoneridge	572	9,212	9,784	2,401	7,383	1998	1986	(3)
Capitol Center	973	42,936	43,909	9,095	34,814	1999	1987	(3)
Tennessee
First Tennessee Plaza	457	36,656	37,113	9,492	27,621	1997	1978	(3)
Cedar Ridge	741	10,803	11,544	2,937	8,607	1998	1982	(3)
Renaissance Center	4,373	29,806	34,179	44	34,135	2006	2000	(3)
Forum II & III	2,634	16,169	18,803	4,603	14,200	1997	1985	(3)
Morgan Keegan Tower	-	38,969	38,969	9,766	29,203	1997	1985	(3)
Falls Building	190	9,404	9,594	2,295	7,299	1998	(2) 1982/84/90	(3)
Moore Building	727	22,785	23,512	4,003	19,509	2000	2000	(3)
Toyota Garage	-	8,146	8,146	1,394	6,752	2000	2000	(3)
Forum I	4,737	14,171	18,908	953	17,955	2005	1982	(3)
Bank of America Plaza	1,464	36,885	38,349	4,892	33,457	2001	1977	(3)
Texas
One Park Ten Plaza	606	9,573	10,179	3,966	6,213	1996	1982	(3)
400 North Belt	419	13,113	13,532	3,472	10,060	1996	1982	(3)
Woodbranch	303	6,214	6,517	2,284	4,233	1996	1982	(3)
Sugar Grove	364	10,289	10,653	3,211	7,442	1997	1982	(3)
Honeywell	856	16,647	17,503	3,940	13,563	1997	1983	(3)
Schlumberger	1,013	14,699	15,712	4,164	11,548	1998	1983	(3)
One Commerce Green	489	40,841	41,330	10,559	30,771	1998	1983	(3)
Comerica Bank Building	1,921	24,291	26,212	5,971	20,241	1998	1983	(3)
550 Greens Parkway	1,006	8,305	9,311	1,140	8,171	2001	1999	(3)
1717 St. James	430	7,655	8,085	1,113	6,972	2002	1975/94	(3)
5300 Memorial Building	682	13,925	14,607	2,109	12,498	2002	1982	(3)
Town and Country	436	10,188	10,624	1,718	8,906	2002	1982	(3)
Wells Fargo	2,600	10,536	13,136	1,233	11,903	2003	1978	(3)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - (Continued) DECEMBER 31, 2006 (In thousands)

	Gross Amount at Which
	Carried at Close of Period
		Bldg. & and		Accum.	Net Book Value	Year	Year	Depreciable
Description	Land	Imprv.	Total	Depr.	of Real Estate	Acquir.	Constructed	Lives (Years)
Office and Parking Properties:
Virginia
Lynnwood Plaza	985	10,771	11,756	2,811	8,945	1998	1986	(3)
Town Point Center	-	13,859	13,859	3,604	10,255	1998	1987	(3)
Greenbrier Tower I	584	9,201	9,785	2,514	7,271	1997	1985/87	(3)
Greenbrier Tower II	573	9,223	9,796	2,510	7,286	1997	1985/87	(3)
Glen Forest	537	9,964	10,501	2,612	7,889	1998	1985	(3)
Moorefield II	469	5,558	6,027	1,220	4,807	1998	1985	(3)
Moorefield III	490	6,102	6,592	1,587	5,005	1998	1985	(3)
Boulders Center	1,265	14,201	15,466	3,644	11,822	1998	1986	(3)
Winchester Building	956	13,305	14,261	3,155	11,106	1998	1987	(3)
Moorefield I	260	4,527	4,787	1,042	3,745	1999	1984	(3)
Total Real Estate Owned	$143,719	$1,373,749	$1,517,468	$211,187	$1,306,281

(1)  The aggregate cost for federal income tax purposes was approximately $1.6 billion.

(2)  The dates of major renovations.

(3)  Depreciation of buildings and improvements is calculated over lives ranging from the life of the lease to 40 years.

NOTE TO SCHEDULE III

As of December 31, 2006 and 2005

(In thousands)

       A summary of activity for real estate and accumulated depreciation is as follows:

	December 31
	2006	2005
Real Estate:
Office and Parking Properties:
Balance at beginning of year	$1,220,565	$963,713
Additions:
Acquisitions and improvements	365,477	292,908
Parking development	-	3,087
Reclassification of land available for sale	-	1,721
Cost of real estate sold or disposed	(68,574)	(19,272)
Joint venture of office properties	-	(21,592)
Balance at end of year	$1,517,468	$1,220,565

Accumulated Depreciation:
Balance at beginning of year	$179,636	$142,906
Depreciation expense	49,147	40,155
Depreciation expense - discontinued operations	545	323
Real estate sold or disposed	(18,141)	(2,744)
Joint venture of office properties	-	(1,004)
Balance at end of year	$211,187	$179,636

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

       None.

Item 9A.  Controls and Procedures.

       The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Parkway's disclosure controls and procedures as of December 31, 2006.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that Parkway's disclosure controls and procedures were effective as of December 31, 2006.  There were no changes in the Company's internal control over financial reporting during the fourth quarter of 2006 that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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

Management's Report on Internal Control Over Financial Reporting

      The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's management has assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2006.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on our assessment we have concluded that, as of December 31, 2006, the company's internal control over financial reporting is effective based on those criteria.  Our independent registered public accounting firm, Ernst & Young LLP, have provided an attestation report on management's assessment of the Company's internal control over financial reporting as of December 31, 2006.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Parkway Properties, Inc.

       We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Parkway Properties, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Parkway Properties, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

       In our opinion, management's assessment that Parkway Properties, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Parkway Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

       We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Parkway Properties, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006 of Parkway Properties, Inc. and our report dated March 16, 2007 expressed an unqualified opinion thereon.

                                                                                                                                     /s/  Ernst & Young LLP

New Orleans, Louisiana

March 16, 2007

Item 9B.  Other Information.

       None.

 PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

      The information regarding directors is incorporated herein by reference from the section entitled "Proposal One: Election of Director  − Nominees" in the Company's definitive Proxy Statement ("2007 Proxy Statement") to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the Company's Annual Meeting of Stockholders to be held on May 10, 2007.  The 2007 Proxy Statement will be filed within 120 days after the end of the Company's fiscal year ended December 31, 2006.

      The information regarding executive officers is incorporated herein by reference from the section entitled "Proposal 1: Election of Directors − Executive Officers" in the Company's 2007 Proxy Statement.

      The information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated herein by reference from the section entitled "Proposal 1: Election of Directors − Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2007 Proxy Statement.

      Information regarding the Company's code of business conduct and ethics found in the subsection captioned "Available Information" in Item 1 of Part I hereof is also incorporated herein by reference into this Item 10.

      The information regarding the Company's audit committee, its members and the audit committee financial experts is incorporated by reference herein from the second paragraph in the section entitled "Proposal 1: Election of Directors − Board Committees and Meetings; Director Education" in the Company's 2007 Proxy Statement.

Item 11.  Executive Compensation.

      The information included under the following captions in the Company's 2007 Proxy Statement is incorporated herein by reference: "Proposal 1: Election of Directors - Compensation Discussion and Analysis, − Summary Compensation Table, − 2006 Grants of Plan-Based Awards, − Outstanding Equity Awards at 2006 Fiscal Year-End, - 2006 Option Exercises and Stock Vested, − Potential Payments upon Change in Control, − Compensation of Directors and − Compensation Committee Interlocks."  The information included under the heading "Proposal 1: Election of Directors − Compensation Committee Report" in the Company's 2007 Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      Information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is incorporated herein by reference from the sections entitled "Security Ownership of Certain Beneficial Owners," "Proposal 1: Election of Directors − Security Ownership of Management and Directors" in the Company's 2007 Proxy Statement.

Equity Compensation Plans

      The following table sets forth the securities authorized for issuance under Parkway's equity compensation plans as of December 31, 2006:

	(a)	(b)	(c)
Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a)
Equity compensation plans
approved by security
holders	282,577	$29.79	325,516

Equity compensation plans
not approved by security
holders	-	-	-

Total	282,577	$29.79	325,516

Performance Graph

       The following graph provides a comparison of cumulative stockholder return for the period from December 31, 2001 through December 31, 2006 among Parkway, the Standard & Poor's 500 Index ("S & P 500") and the NAREIT Equity REIT Total Return Index ("NAREIT Equity").  The stock performance graph assumes an investment of $100 in the shares of Parkway common stock and each index and the reinvestment of any dividends.  The historical information set forth below is not necessarily indicative of future performance.

       The performance graph and related information shall not be deemed "soliciting material" or deemed to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that the Company specifically incorporates it by reference into such filing.

	Year Ended December 31
	2001	2002	2003	2004	2005	2006
Parkway	$100.00	$113.51	$143.32	$184.72	$154.52	$207.56
NAREIT Equity	$100.00	$103.82	$142.37	$187.33	$210.11	$283.77
S & P 500	$100.00	$ 77.90	$100.25	$111.15	$116.61	$135.02

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

       The information regarding director independence is incorporated herein by reference from the subsection entitled "Proposal 1: Election of Directors − Independence" in the Company's 2007 Proxy Statement.

Item 14.  Principal Accounting Fees and Services.

       The information regarding principal auditor fees and services is incorporated herein by reference from the section entitled "Proposal 2: Ratification of Independent Accountants" in the Company's 2007 Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)   1            Consolidated Financial Statements

                      Report of Independent Registered Public Accounting Firm

                      Consolidated Balance Sheets-as of December 31, 2006 and 2005

                      Consolidated Statements of Income-for the years ended December 31, 2006, 2005 and 2004

                      Consolidated Statements of Cash Flows-for the years ended December 31, 2006, 2005 and 2004

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

        3.2         Bylaws, as amended, of the Company (filed herewith).

        3.3        Articles Supplementary creating the Company's Series D Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4 to the Company's Form 8-A filed May 29, 2003).

        3.4        Articles Supplementary of Parkway Properties, Inc. filed with the State Department of Assessments and Taxation of the State of Maryland on December 21, 2006 reclassifying 2,142,857 authorized shares of Series B Convertible Cumulative Preferred Stock into the same number of authorized but unissued shares of Common Stock (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed December 27, 2006).

        10          Material Contracts (*Denotes management contract or compensatory plan or arrangement):

        10.1*    Form of Change-in-Control Agreement that Company has entered into with Leland R. Speed, Steven G. Rogers, William R. Flatt, James M. Ingram, Thomas C. Maloney and G. Mitchel Mattingly (incorporated by reference to Exhibit 10.1 the Company's Form 10-K for the year ended December 31, 2004).

        10.2*    Form of Change-in-Control Agreement that the Company has entered into with John J. Buckley, Roy Butts, Sarah P. Clark, David R. Fowler, Mandy M. Pope, Warren L. Speed and Jack R. Sullenberger (incorporated by reference to Exhibit 10.2 to the Company's Form 10-K for the year ended December 31, 2004).

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

        10.5*     Parkway Properties, Inc. 2001 Non-employee Directors Equity Compensation Plan, as amended (filed herewith).

        10.6*     Parkway Properties, Inc. 2003 Equity Incentive Plan, as amended (filed herewith).

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

        10.13    Limited Partnership Agreement of Parkway Properties Office Fund, L.P. by and among PKY Fund, LLC, Parkway Properties L.P. and PERS Holding Company Limited, L.L.C. (incorporated by reference to Exhibit 10 to the Company's Form 8-K filed July 7, 2005).

        10.14*  Performance measures for the Company's 2007 cash bonus awards for executive officers of the Company (a written description thereof is set forth in Item 5.02 of the Company's Form 8-K filed January 19, 2007).

        10.15     First Amended and Restated Credit Agreement by and among Parkway Properties LP, a Delaware limited partnership; Wachovia Bank, National Association, as Agent; PNC Bank, National Association, as Syndication Agent; Bank of America, N.A., JPMorgan Chase Bank, N.A., and Wells Fargo Bank, National Association, as Co-Documentation Agents and the Lenders dated April 27, 2006 (incorporated by reference to Exhibit 10 to the Company's Form 8-K filed April 28, 2006).

        10.16    First Amendment to Credit Agreement among Parkway Properties, LP as Borrower; 111 Capitol Building Limited Partnership, Parkway Jackson, LLC, Parkway Lamar LLC, Parkway Properties, Inc. and Parkway Properties General Partners, Inc. collectively as Guarantors; Wachovia Bank, National Association as Agent; Wachovia Capital Markets, LLC as Sole Lead Arranger and Sole Book Runner; and the Lenders dated as of December 19, 2006  (incorporated by reference to Exhibit 10 to the Company's Form 8-K filed December 20, 2006).

        10.17*  Parkway Properties, Inc. 2006 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed August 24, 2006).

        10.20    Real Estate Sales Agreement between Lincoln-Carlyle Illinois Center LLC and Parkway Properties LP (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed July 14, 2006).

        10.21    First Amendment to Real Estate Sales Agreement between Lincoln-Carlyle Illinois Center LLC and Parkway Properties LP (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed July 14, 2006).

        10.22   Second Amendment to Real Estate Sales Agreement between Lincoln-Carlyle Illinois Center LLC and Parkway Properties LP (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed July 14, 2006).

        10.23    Mortgage, Security Agreement, Assignment of Rents and Fixture Filing by 111 East Wacker LLC to Wachovia Bank, National Association (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed July 14, 2006).

        10.24    Promissory Note by 111 East Wacker LLC to Wachovia Bank, National Association (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed July 14, 2006).

        10.25*   Adoption Agreement for the Executive Nonqualifed Excess Plan (filed herewith).

        10.26*   Appendix to Adoption Agreement for Parkway Properties, Inc Deferred Compensation Plan, as amended (filed herewith).

        10.27*   Amendment to Change-in-Control Agreement that the Company has entered into with the individuals listed in Exhibits 10.1 and 10.2 above (filed herewith).

        10.28*  Form of Incentive Restricted Share Agreement for Performance-Based Awards (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 29, 2006).

        10.29*  Form of Incentive Restricted Share Agreement for Time-Based Awards (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed June 29, 2006).

        21          Subsidiaries of the Company (filed herewith).

        23.1       Consent of Ernst & Young LLP (filed herewith).

        23.2       Consent of KPMG  LLP (filed herewith).

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

/s/ Steven G. Rogers
Steven G. Rogers
President, Chief Executive
Officer and Director
March 16, 2007

/s/ William R. Flatt
William R. Flatt
Chief Financial Officer
March 16, 2007

/s/ Mandy M. Pope
Mandy M. Pope
Chief Accounting Officer
March 16, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Daniel P. Friedman	/s/ Michael J. Lipsey
Daniel P. Friedman, Director	Michael J. Lipsey, Director
March 16, 2007	March 16, 2007

/s/ Roger P. Friou	/s/ Joe F. Lynch
Roger P. Friou, Director	Joe F. Lynch, Director
March 16, 2007	March 16, 2007

/s/ Martin L. Garcia	/s/ Steven G. Rogers
Martin L. Garcia, Director	Steven G. Rogers
March 16, 2007	President, Chief Executive Officer and Director
March 16, 2007

/s/ Matthew W. Kaplan	/s/ Leland R. Speed
Matthew W. Kaplan, Director	Leland R. Speed
March 16, 2007	Chairman of the Board and Director
March 16, 2007

/s/ Lenore M. Sullivan
Lenore M. Sullivan, Director
March 16, 2007