Form 10-Q
period 2007-03-31
PARKWAY PROPERTIES INC
filed 2007-05-09
CIK 729237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_____________________________________________

FORM 10-Q

  Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2007
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

Yes  ☐   No  ☒

        15,888,182 shares of Common Stock, $.001 par value, were outstanding as of  May 1, 2007.

PARKWAY PROPERTIES, INC.

 FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED MARCH 31, 2007

 Part I. Financial Information

Item 1.	Financial Statements	Page

	Consolidated Balance Sheets, March 31, 2007 and December 31, 2006	3

	Consolidated Statements of Income for the Three Months Ended
	March 31, 2007 and 2006	4

	Consolidated Statements of Stockholders' Equity for the Three Months Ended
	March 31, 2007 and 2006	5

	Consolidated Statements of Cash Flows for the Three Months Ended
	March 31, 2007 and 2006	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4.	Controls and Procedures	30

Part II. Other Information
Item 1A.	Risk Factors	31

Item 6.	Exhibits	31

Signatures
		32
Authorized signatures

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31	December 31
	2007	2006
	(Unaudited)
Assets
Real estate related investments:
Office and parking properties	$1,526,346	$1,517,468
Accumulated depreciation	(225,172)	(211,187)
	1,301,174	1,306,281

Land available for sale	1,467	1,467
Investment in unconsolidated joint ventures	11,087	11,179
	1,313,728	1,318,927

Rents receivable and other assets	103,187	107,145
Intangible assets, net	77,727	81,800
Cash and cash equivalents	8,304	4,474
	$1,502,946	$1,512,346
Liabilities
Notes payable to banks	$172,034	$152,312
Mortgage notes payable	705,443	696,012
Accounts payable and other liabilities	65,357	72,659
Subsidiary redeemable preferred membership interests	10,741	10,741
	953,575	931,724
Minority Interest
Minority Interest - unit holders	36	36
Minority Interest - real estate partnerships	66,958	90,280
	66,994	90,316
Stockholders' Equity
8.00% Series D Preferred stock, $.001 par value,
2,400,000 shares authorized, issued and outstanding	57,976	57,976
Common stock, $.001 par value, 67,600,000 shares authorized,
15,886,801 and 15,764,799 shares issued and outstanding
in 2007 and 2006, respectively	16	16
Excess stock, $.001 par value, 30,000,000 shares
authorized, no shares issued	-	-
Common stock held in trust, at cost, 111,000 and 115,000
shares in 2007 and 2006, respectively	(3,759)	(3,894)
Additional paid-in capital	452,382	449,141
Accumulated other comprehensive income	591	828
Accumulated deficit	(24,829)	(13,761)
	482,377	490,306
	$1,502,946	$1,512,346

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	Three Months Ended
	March 31
	2007	2006
	(Unaudited)
Revenues
Income from office and parking properties	$61,538	$48,661
Management company income	333	362
Total revenues	61,871	49,023

Expenses
Property operating expense	28,234	23,629
Depreciation and amortization	19,211	13,526
Operating expense for other real estate properties	1	1
Management company expenses	268	375
General and administrative	1,645	1,146
Total expenses	49,359	38,677

Operating income	12,512	10,346

Other income and expenses
Interest and other income	146	19
Equity in earnings of unconsolidated joint ventures	305	410
Gain on sale of real estate	50	-
Interest expense	(13,084)	(9,426)

Income (loss) before minority interest and discontinued operations	(71)	1,349
Minority interest - real estate partnerships	471	80

Income from continuing operations	400	1,429

Discontinued operations:
Income from discontinued operations	28	312
Net income	428	1,741
Change in unrealized loss on equity securities	(4)	(30)
Change in market value of interest rate swaps	(234)	466
Comprehensive income	$190	$2,177
Net income available to common stockholders:
Net income	$428	$1,741
Dividends on preferred stock	(1,200)	(1,200)
Dividends on convertible preferred stock	-	(587)
Net loss available to common stockholders	$(772)	$(46)
Net income (loss) per common share:
Basic:
Loss from continuing operations	$(0.05)	$(0.02)
Discontinued operations	-	0.02
Net loss	$(0.05)	$-
Diluted:
Loss from continuing operations	$(0.05)	$(0.02)
Discontinued operations	-	0.02
Net loss	$(0.05)	$-

Dividends per common share	$0.65	$0.65

Weighted average shares outstanding:
Basic	15,616	14,049
Diluted	15,616	14,049

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Three Months Ended
	March 31
	2007	2006
	(Unaudited)

8.34% Series B Cumulative Convertible
Preferred stock, $.001 par value
Balance at beginning of period	$-	$28,122
Balance at end of period	-	28,122

8.00% Series D Preferred stock, $.001 par value
Balance at beginning of period	57,976	57,976
Balance at end of period	57,976	57,976

Common stock, $.001 par value
Balance at beginning of period	16	14
Balance at end of period	16	14

Common stock held in trust
Balance at beginning of period	(3,894)	(4,198)
Shares distributed from deferred compensation plan	135	203
Balance at end of period	(3,759)	(3,995)

Additional paid-in capital
Balance at beginning of period	449,141	389,971
Stock options exercised	2,610	590
Shares issued - DRIP plan	289	-
Issuance costs - stock offering	(11)	-
Share based compensation expense	353	147
Reclassification upon the adoption of SFAS No. 123R	-	(3,101)
Balance at end of period	452,382	387,607

Unearned compensation
Balance at beginning of period	-	(3,101)
Reclassification upon the adoption of SFAS No. 123R	-	3,101
Balance at end of period	-	-

Accumulated other comprehensive income
Balance at beginning of period	828	826
Change in unrealized loss on equity securities	(4)	(30)
Change in market value of interest rate swaps	(233)	466
Balance at end of period	591	1,262

Accumulated deficit
Balance at beginning of period	(13,761)	4,906
Net income	428	1,741
Preferred stock dividends declared	(1,200)	(1,200)
Convertible preferred stock dividends declared	-	(587)
Common stock dividends declared	(10,296)	(9,200)
Balance at end of period	(24,829)	(4,340)

Total stockholders' equity	$482,377	$466,646

See notes to consolidated financial statements. Page 5 of 32

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31
	2007	2006
	(Unaudited)
Operating activities
Net income	$428	$1,741
Adjustments to reconcile net income to cash provided by
operating activities:
Depreciation and amortization	19,211	13,526
Depreciation and amortization - discontinued operations	-	200
Amortization of above market leases	352	409
Amortization of loan costs	293	282
Share based compensation expense	353	147
Operating distributions from unconsolidated joint ventures	405	357
Loss allocated to minority interests	(471)	(80)
Net gain on sale of real estate	(50)	-
Equity in earnings of unconsolidated joint ventures	(305)	(410)
Changes in operating assets and liabilities:
Decrease in receivables and other assets	2,226	2,907
Decrease in accounts payable and other liabilities	(7,374)	(6,153)

Cash provided by operating activities	15,068	12,926

Investing activities
Purchases of real estate related investments	(2,119)	(1,456)
Improvements to real estate related investments	(6,364)	(7,310)

Cash used in investing activities	(8,483)	(8,766)

Financing activities
Principal payments on mortgage notes payable	(22,069)	(3,594)
Proceeds from long-term financing	31,500	-
Net proceeds from bank borrowings	19,489	14,389
Debt financing costs	(293)	(54)
Stock options exercised	2,610	590
Dividends paid on common stock	(10,219)	(9,138)
Dividends paid on preferred stock	(1,200)	(1,787)
Contributions from minority interest partners	1,313	375
Distributions to minority interest partners	(24,164)	(303)
Proceeds from DRIP Plan	289	-
Issuance costs from stock offerings	(11)	-

Cash (used in) provided by financing activities	(2,755)	478

Change in cash and cash equivalents	3,830	4,638

Cash and cash equivalents at beginning of period	4,474	3,363

Cash and cash equivalents at end of period	$8,304	$8,001

See notes to consolidated financial statements.

Parkway Properties, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2007

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

                The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  All such adjustments are of a normal recurring nature.  Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.  The financial statements should be read in conjunction with the annual report and the notes thereto.

                The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

                On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 ("FIN 48").  FIN 48 clarifies the accounting for uncertain income tax positions recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company has evaluated its tax positions and found that the adoption of FIN 48 has not had a material impact on income from continuing operations, net income, cash flow from operations, cash flow from financing activities or basic and diluted earnings per share.

(2)           Net Income Per Common Share

                Basic earnings per share ("EPS") are computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  In arriving at income available to common stockholders, preferred stock dividends are deducted.  Diluted EPS reflects the potential dilution that could occur if share equivalents such as employee stock options, restricted shares, deferred incentive share units, warrants and 8.34% Series B cumulative convertible preferred stock were exercised or converted into common stock that then shared in the earnings of Parkway.

The computation of diluted EPS is as follows (in thousands, except per share data):

	Three Months Ended
	March 31
	2007	2006
Numerator:
Basic and diluted net loss
available to common stockholders	$ (772)	$ (46)
Denominator:
Basic weighted average shares	15,616	14,049

Diluted weighted average shares	15,616	14,049
Diluted earnings per share	$ (0.05)	$ 0.00

                The computation of diluted EPS for the three months ended March 31, 2007 and 2006 did not include the effect of share equivalents because their inclusion would have been anti-dilutive.

(3)           Supplemental Cash Flow Information and Schedule of Non-Cash Investing and Financing Activity

                The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

	Three Months Ended
	March 31
	2007	2006
	(in thousands)

Supplemental cash flow information:
Cash paid for interest	$ 12,419	$ 8,518
Income taxes paid	29	2
Supplemental schedule of non-cash investing and financing activity:
None	-	-

(4)           Discontinued Operations

                All current and prior period income from the following office property dispositions are included in discontinued operations for the three months ended March 31, 2007 and 2006 (in thousands).

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

The amount of revenue and expense for these five office properties reported in discontinued operations for the three months ended March 31, 2007 and 2006 is as follows (in thousands):

	Three Months Ended
	March 31
	2007	2006
Income Statement:
Revenues
Income from office and parking properties	$1	$1,036
	1	1,036

Expenses
Property operating expense	(27)	524
Depreciation and amortization	-	200
	(27)	724

Income from discontinued operations	$28	$312

(5)           Investment in Unconsolidated Joint Ventures

                As of March 31, 2007, the Company was invested in four unconsolidated joint ventures with unrelated investors. These joint ventures are accounted for using the equity method of accounting, as Parkway does not control  but has the ability to significantly influence the operations of these joint ventures and is not the primary beneficiary, as that term is defined in FIN 46R.  As a result, the assets and liabilities of the joint ventures are not included in Parkway's consolidated balance sheet.  Information relating to the unconsolidated joint ventures at March 31, 2007 is detailed below (in thousands).

			Parkway's
			Ownership	Square	Percentage
Joint Ventures	Property Name	Location	Interest	Feet	Leased

Wink-Parkway Partnership	Wink Building	New Orleans, LA	50.0%	32	100.0%
Parkway Joint Venture, LLC ("Jackson JV")	UBS Building/River Oaks	Jackson, MS	20.0%	167	81.8%
RubiconPark I, LLC ("Rubicon JV")	Lakewood/Falls Pointe	Atlanta, GA	20.0%	551	99.3%
	Carmel Crossing	Charlotte, NC
RubiconPark II, LLC ("Maitland JV")	Maitland 200	Orlando, FL	20.0%	203	93.2%
				953	95.0%

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

                Balance sheet information for the unconsolidated joint ventures is summarized below as of March 31, 2007 and December 31, 2006 (in thousands):

Balance Sheet Information
March 31, 2007
	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	JV	Building	JV	JV	JV	Total
Unconsolidated Joint Ventures (at 100%):
Real Estate, Net	$ -	$ 1,208	$ 16,345	$ 67,658	$ 28,936	$ 114,147
Other Assets	318	240	1,243	6,352	765	8,918
Total Assets	$ 318	$ 1,448	$ 17,588	$ 74,010	$ 29,701	$ 123,065

Mortgage Debt (a)	$ -	$ 251	$ 12,600	$ 52,000	$ 18,951	$ 83,802
Other Liabilities	12	30	670	1,157	507	2,376
Partners' and Shareholders' Equity	306	1,167	4,318	20,853	10,243	36,887
Total Liabilities & Partners'/Shareholders' Equity	$ 318	$ 1,448	$ 17,588	$ 74,010	$ 29,701	$ 123,065

Parkway's Share of Unconsolidated
Joint Ventures
Real Estate, Net	$ -	$ 604	$ 3,269	$ 13,532	$ 5,787	$ 23,192
Mortgage Debt	$ -	$ 125	$ 2,520	$ 7,200	$ -	$ 9,845
Investment in Joint Ventures	$ -	$ 584	$ (171)	$ 5,551	$ 5,123	$ 11,087

December 31, 2006
	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	JV	Building	JV	JV	JV	Total
Unconsolidated Joint Ventures (at 100%):
Real Estate, Net	$ -	$ 1,214	$ 16,431	$ 68,053	$ 28,980	$ 114,678
Other Assets	190	256	1,083	6,355	663	8,547
Total Assets	$ 190	$ 1,470	$ 17,514	$ 74,408	$ 29,643	$ 123,225

Mortgage Debt (a)	$ -	$ 275	$ 12,600	$ 52,000	$ 19,061	$ 83,936
Other Liabilities	26	113	493	1,333	489	2,454
Partners' and Shareholders' Equity	164	1,082	4,421	21,075	10,093	36,835
Total Liabilities & Partners'/Shareholders' Equity	$ 190	$ 1,470	$ 17,514	$ 74,408	$ 29,643	$ 123,225

Parkway's Share of Unconsolidated
Joint Ventures
Real Estate, Net	$ -	$ 607	$ 3,286	$ 13,611	$ 5,796	$ 23,300
Mortgage Debt	$ -	$ 137	$ 2,520	$ 7,200	$ -	$ 9,857
Investment in Joint Ventures	$ -	$ 541	$ (150)	$ 5,676	$ 5,112	$ 11,179

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

				Parkway's	Monthly	Loan	Loan
	Type of	Interest		Share of	Debt	Balance	Balance
Joint Venture	Debt Service	Rate	Maturity	Debt	Service	03/31/07	12/31/06

Wink-Parkway Partnership	Amortizing	8.625%	07/01/09	50.00%	$ 5	$ 125	$ 137
Maitland JV	Amortizing	4.390%	06/01/11	0.00%	-	-	-
Rubicon JV	Interest Only	4.865%	01/01/12	13.85%	30	7,200	7,200
Jackson JV	Interest Only	5.840%	07/01/15	20.00%	12	2,520	2,520
					$ 47	$ 9,845	$ 9,857

Weighted average interest rate at end of period						5.162%	5.167%

                The following table presents Parkway's proportionate share of principal payments due for mortgage debt in unconsolidated joint ventures as of March 31, 2007 (in thousands):

	Wink	Jackson	Rubicon	Maitland
	Partnership	JV	JV	JV	Total
2007 (Remaining nine months )	$38	$-	$-	$-	$38
2008	54	-	-	-	54
2009	33	13	100	-	146
2010	-	33	114	-	147
2011	-	35	119	-	154
Thereafter	-	2,439	6,867	-	9,306
	$125	$2,520	$7,200	$-	$9,845

                Income statement information for the unconsolidated joint ventures is summarized below for the three months ending March 31, 2007 and 2006 (in thousands):

Results of Operations
	Three Months Ended March 31, 2007
	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	JV	Building	JV	JV	JV	Total

Unconsolidated Joint Ventures (100%):
Revenues	$-	$114	$680	$2,584	$1,112	$4,490
Operating Expenses	(25)	(16)	(342)	(881)	(381)	(1,645)
Net Operating Income	(25)	98	338	1,703	731	2,845
Interest Expense	-	(6)	(184)	(632)	(208)	(1,030)
Loan Cost Amortization	-	(1)	(1)	(16)	(3)	(21)
Depreciation and Amortization	-	(6)	(140)	(491)	(157)	(794)
Income (Loss) Before Gain on Sale of Real Estate	(25)	85	13	564	363	1,000
Gain on Sale of Real Estate	166	-	-	-	-	166
Net Income	$141	$85	$13	$564	$363	$1,166

Parkway's Share of Unconsolidated
Joint Ventures:
Income (Loss) Before Gain on Sale of Real Estate	$(8)	$43	$3	$152	$115	$305
Gain on Sale of Real Estate	50	-	-	-	-	50
Net Income	$42	$43	$3	$152	$115	$355
Depreciation and Amortization	$-	$3	$28	$98	$32	$161
Property Management Fees	$-	$-	$58	$70	$34	$162

Interest Expense	$-	$3	$37	$87	$-	$127
Loan Cost Amortization	$-	$1	$-	$2	$-	$3

Other Supplemental Information:
Distributions from Unconsolidated JVs	$-	$-	$23	$278	$104	$405

	Three Months Ended March 31, 2006
	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	JV	Building	JV	JV	JV	Total

Unconsolidated Joint Ventures (100%):
Revenues	$3,264	$76	$660	$2,421	$1,048	$7,469
Operating Expenses	(1,262)	(26)	(358)	(954)	(410)	(3,010)
Net Operating Income	2,002	50	302	1,467	638	4,459
Interest Expense	(838)	(8)	(184)	(632)	(212)	(1,874)
Loan Cost Amortization	(86)	-	(1)	(16)	(3)	(106)
Depreciation and Amortization	(495)	(6)	(125)	(412)	(153)	(1,191)
Net Income (Loss)	$583	$36	$(8)	$407	$270	$1,288

Parkway's Share of Unconsolidated
Joint Ventures:
Net Income (Loss)	$175	$18	$(1)	$121	$97	$410
Depreciation and Amortization	$148	$3	$25	$82	$31	$289
Property Management Fees	$237	$-	$28	$96	$32	$393

Interest Expense	$251	$4	$37	$88	$-	$380
Loan Cost Amortization	$26	$-	$-	$2	$-	$28

Other Supplemental Information:
Distributions from Unconsolidated JVs	$162	$-	$23	$70	$102	$357

(6)           Minority Interest - Real Estate Partnerships

              The Company has an interest in two joint ventures that are included in its consolidated financial statements. Information relating to these consolidated joint ventures is detailed below.

Parkway's
Joint Venture Entity	Property Name	Location	Ownership %
Parkway Moore, LLC	Moore Building Associates, LP/
	Toyota Center	Memphis, TN	75.025%
Parkway Properties Office Fund, LP	BellSouth Building/Centurion Centre	Jacksonville, FL	25.000%
	Maitland 100/555 Winderley	Orlando, FL
	Chatham Centre	Schaumburg, IL
	Renaissance Center	Memphis, TN
	100 Ashford Center/Peachtree Ridge	Atlanta, GA
	Overlook II	Atlanta, GA

Moore Building Associates, LP ("MBALP") was established for the purpose of owning a commercial office building (the Toyota Center in Memphis, Tennessee).  In acting as the general partner, Parkway is committed to providing additional funding to meet partnership operating deficits up to an aggregate amount of $1 million.  Parkway receives income from MBALP in the form of interest from a construction note receivable, incentive management fees and property management fees.  Parkway also receives interest income on a note receivable from Parkway Moore, LLC ("PMLLC").  Any intercompany asset, liability, revenue and expense accounts between Parkway and MBALP and PMLLC have been eliminated.

Parkway serves as the general partner of Parkway Properties Office Fund, LP (the "Fund") and provides asset management, property management, leasing and construction management services to the Fund, for which it is paid market-based fees.  Cash distributions from the Fund are made to each joint venture partner based on their percentage of ownership in the Fund.  Since Parkway is the sole general partner and has the authority to make major decisions on behalf of the Fund, Parkway is considered to have a controlling interest under GAAP.  Accordingly, Parkway is required to include the Fund in its consolidated financial statements.

Minority interest in real estate partnerships represents the other partners' proportionate share of equity in the partnerships discussed above at March 31, 2007.  Income is allocated to minority interest based on the weighted average percentage ownership during the year.

(7)           Share Based Compensation

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

                Compensation expense, including estimated forfeitures, is recognized over the expected vesting period, which is four to seven years from grant date for restricted shares subject to service conditions and four years from grant date for deferred incentive share units.  Certain restricted shares have been granted to officers of the Company where vesting is contingent upon achieving the cumulative goals of the GEAR UP Plan, which began January 1, 2006 and ends December 31, 2008.  Compensation expense will not be recorded on the shares that vest based on performance conditions until the Company determines that it is probable that the goal will be achieved.  Therefore, no expense has been recorded in 2006 and 2007 for these shares.

Compensation expense related to restricted shares and deferred incentive share units of $353,000 and $147,000 was recognized for the three months ending March 31, 2007 and 2006, respectively.  Total compensation expense related to nonvested awards subject to service conditions not yet recognized was $5.1 million as of March 31, 2007.  The weighted average period over which this expense is expected to be recognized is approximately 3.3 years.  Total potential compensation expense associated with shares that vest based on performance conditions is $1.5 million as of March 31, 2007.

                Restricted shares and deferred incentive share units are forfeited if an employee leaves the Company before the vesting date.  Shares and/or units that are forfeited become available for future grant under the 2003 Plan.

On January 12, 2007, the Board of Directors approved the grant of 35,874 restricted shares to officers of the Company.  The shares were valued at $1.9 million and 34,875 shares will vest four years from grant date and 999 shares will vest subject to achievement of the cumulative goals of the GEAR UP Plan, which will end on December 31, 2008.

                A summary of the Company's restricted shares and deferred incentive share unit activity for the three months ended March 31, 2007 is as follows:

		Weighted		Weighted
		Average	Deferred	Average
	Restricted	Grant-Date	Incentive	Grant-Date
	Shares	Fair Value	Share Units	Fair Value
Outstanding at December 31, 2006	188,500	$ 38.60	18,806	$ 46.33
Granted	35,874	52.36	30	52.36
Forfeited	(3,375)	46.14	(1,868)	46.31
Outstanding at March 31, 2007	220,999	$ 40.72	16,968	$ 46.34

(8)           Capital and Financing Transactions

                On February 9, 2007, the Fund placed a $31.5 million ten-year non-recourse first mortgage at an interest rate of 5.61% in connection with the 2006 purchase of Overlook II in Atlanta, Georgia.  Payments during the mortgage term will be on an interest only basis and the loan matures on March 1, 2017.

                On March 1, 2007, the Company paid off the $18 million first mortgage secured by Citrus Center in Orlando, Florida which was previously scheduled to mature on August 1, 2007.

                In connection with the 2006 first mortgage placed on One Illinois Center, located at 111 East Wacker Drive in Chicago, Illinois, the Company delivered $11.3 million in letters of credit to satisfy the various escrow requirements made by the lender.  The letters of credit expire June 30, 2007.  On April 2, 2007, the Company renewed these letters of credit through June 30, 2008 and reduced the carrying amount from $11.3 million to $3 million.  The reduction in the letters of credit is due to the Company funding the lender escrow requirements with cash contributions to the escrow accounts.

(9)           Subsequent Events

                On April 30, 2007, the Company reached agreement with an unrelated purchaser and received $2 million in non refundable earnest money for the sale of two wholly-owned buildings located in Knoxville, Tennessee.  These properties represent approximately 549,000 rentable square feet. The estimated gross sales proceeds are expected to be approximately $59 million and the sale is scheduled to be completed in the second quarter of 2007.

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

The following is a reconciliation of FFO and net income available to common stockholders for office properties and total consolidated entities for the three months ending March 31, 2007 and 2006.

	As of or for the three months ended			As of or for the three months ended
	March 31, 2007			March 31, 2006
	Office & Parking	Unallocated		Office & Parking	Unallocated
	Properties	and Other	Consolidated	Properties	and Other	Consolidated
		(In thousands)			(In thousands)

Property operating revenues (a)	$61,538	$-	$61,538	$48,661	$-	$48,661
Property operating expenses (b)	(28,234)	-	(28,234)	(23,629)	-	(23,629)
Property net operating income from
continuing operations	33,304	-	33,304	25,032	-	25,032

Management company income	-	333	333	-	362	362
Interest and other income	-	146	146	-	19	19
Interest expense (c)	(10,508)	(2,576)	(13,084)	(7,157)	(2,269)	(9,426)
Management company expenses	-	(268)	(268)	-	(375)	(375)
General and administrative expenses	-	(1,645)	(1,645)	-	(1,146)	(1,146)
Other expense	-	(1)	(1)	-	(1)	(1)
Equity in earnings of unconsolidated
joint ventures	305	-	305	410	-	410
Adjustment for depreciation and amortization -
unconsolidated joint ventures	161	-	161	289	-	289
Adjustment for depreciation and amortization -
discontinued operations	-	-	-	200	-	200
Adjustment for minority interest -
real estate partnerships	(1,920)	-	(1,920)	(330)	-	(330)
Income from discontinued operations	28	-	28	312	-	312
Gain on non depreciable assets	50	-	50	-	-	-
Dividends on preferred stock	-	(1,200)	(1,200)	-	(1,200)	(1,200)
Dividends on convertible preferred stock	-	-	-	-	(587)	(587)
Funds from operations available
to common stockholders	21,420	(5,211)	16,209	18,756	(5,197)	13,559

Depreciation and amortization	(19,211)	-	(19,211)	(13,526)	-	(13,526)
Depreciation and amortization -
unconsolidated joint ventures	(161)	-	(161)	(289)	-	(289)
Depreciation and amortization -
discontinued operations	-	-	-	(200)	-	(200)
Depreciation and amortization - minority
interest - real estate partnerships	2,391	-	2,391	410	-	410
Net income (loss) available to common
stockholders	$4,439	$(5,211)	$(772)	$5,151	$(5,197)	$(46)

Total assets	$1,494,761	$8,185	$1,502,946	$1,174,327	$6,183	$1,180,510

Office and parking properties	$1,301,174	$-	$1,301,174	$1,033,958	$-	$1,033,958

Investment in unconsolidated joint ventures	$11,087	$-	$11,087	$12,995	$-	$12,995

Capital expenditures	$6,364	$-	$6,364	$7,310	$-	$7,310

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Parkway is a self-administered and self-managed REIT specializing in the acquisition, operations, leasing and ownership of office properties.  The Company is geographically focused on the Southeastern and Southwestern United States and Chicago.  As of April 1, 2007 Parkway owned or had an interest in 66 office properties located in 11 states with an aggregate of approximately 13.3 million square feet of leasable space.  Included in the portfolio are 17 properties totaling 2.5 million square feet that are owned jointly with other investors, representing 19% of the portfolio.  Under the Company's GEAR UP Plan, which started January 1, 2006 and ends December 31, 2008, it is the Company's goal to transform its strategy from being an owner-operator to being an operator-owner. The strategy highlights the Company's strength in providing excellent service in the operation of office properties in addition to its direct ownership of real estate assets. Fee-based real estate services are offered through the Company's wholly owned subsidiary, Parkway Realty Services LLC, which also manages and/or leases approximately 1.2 million square feet for third party owners as of April 1, 2007.  The Company generates revenue primarily by leasing office space to its customers and providing management and leasing services to third party office property owners (including joint venture interests).  The primary drivers behind Parkway's revenues are occupancy, rental rates and customer retention.

Occupancy.  Parkway's revenues are dependent on the occupancy of its office buildings.  As a result of job losses and over supply of office properties during 2001 through 2003, vacancy rates increased nationally and in Parkway's markets.  In 2004, the office sector began to recover from high vacancy rates due to improving job creation.  As of April 1, 2007, occupancy of Parkway's office portfolio was 90.9% compared to 90.8% as of January 1, 2007 and 89.4% as of April 1, 2006.  Not included in the April 1, 2007 occupancy rate are 24 signed leases totaling 147,000 square feet, which commence during the second through third quarters of 2007 and will raise Parkway's percentage leased to 92%.  To combat rising vacancy, Parkway utilizes innovative approaches to produce new leases.  These include the Broker Bill of Rights, a short-form service agreement and customer advocacy programs which are models in the industry and have helped the Company maintain occupancy around 91% during a time when the national occupancy rate is approximately 87%.  Parkway projects occupancy ranging from 91% to 94% during 2007 for its office properties.

Rental Rates.  An increase in vacancy rates has the effect of reducing market rental rates and vice versa.  Parkway's leases typically have three to seven year terms.  As leases expire, the Company replaces the existing leases with new leases at the current market rental rate.

Customer Retention.  Keeping existing customers is important as high customer retention leads to increased occupancy, less downtime between leases, and reduced leasing costs.  Parkway estimates that it costs five to six times more to replace an existing customer with a new one than to retain the customer.  In making this estimate, Parkway takes into account the sum of revenue lost during downtime on the space plus leasing costs, which rise as market vacancies increase.  Therefore, Parkway focuses a great deal of energy on customer retention.  Parkway's operating philosophy is based on the premise that it is in the customer retention business.  Parkway seeks to retain its customers by continually focusing on operations at its office properties.  The Company believes in providing superior customer service; hiring, training, retaining and empowering each employee; and creating an environment of open communication both internally and externally with customers and stockholders.  Over the past ten years, Parkway maintained an average 73.7% customer retention rate.  Parkway's customer retention for the quarter ending March 31, 2007 was 52.4% compared to 76% for the quarter ending December 31, 2006 and 77.4% for the quarter ending March 31, 2006.  The primary driver of the decrease in customer retention for the quarter ending March 31, 2007 is the loss of a 100,000 square foot customer in Richmond, Virginia, and we anticipate that the annual customer retention rate for 2007 will be in the range of 70% to 75%.

Strategic Planning.  Management continues to see Parkway defined as a focused office REIT with a hands-on, service-oriented approach, a disciplined asset allocation program and a willingness to recycle assets.  However, management sees the future transformation taking Parkway from being an owner-operator to being an operator-owner.  On January 1, 2006, the Company initiated a new three-year operating plan referred to as the "GEAR UP" Plan that will serve as the spring board to transform Parkway from being first an owner of real estate and secondarily an operator of real estate for others to being first an operator of real estate for others that also owns an interest in the real estate.  The goals of the GEAR UP Plan are as follows:

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

•         Retain Customers.  Customer retention remains the cornerstone of the Company's business and is why partners choose to partner with Parkway.  The goal is a customer retention rate of 70% to 75%.  The average customer retention rate since the inception of the GEAR UP Plan on January 1, 2006 is 68%, and we anticipate that the annual customer retention rate for 2007 will be in the range of 70% to 75%.

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

Parkway has made progress on its Asset Recycling and Equity Opportunities goals in 2006 as follows:

•         Dispositions.   Parkway sold eight office properties for a gross sales price totaling $94.8 million and recorded a total gain on the sales for financial reporting purposes in the amount of $22.8 million.

•         Fund Acquisitions.  The Fund with Ohio PERS purchased seven office properties at an aggregate contract purchase price of $183.7 million.

•         Fee Simple Purchases.  Parkway purchased One Illinois Center in Chicago, Illinois at a contract purchase price of $198 million.

•         Other Purchases.  Parkway purchased an additional interest in Moore Building Associates, LP, which owns the Toyota Center in Memphis, Tennessee, for $1.4 million raising Parkway's total ownership interest to 75.025%.

•         Equity Offering.  On December 18, 2006, the Company sold 600,000 shares of common stock to Banc of America Securities LLC at a gross offering price of $50.25 per share and a net price of $49.37 per share. The Company used the net proceeds of approximately $29.6 million to repay indebtedness outstanding under a $19.3 million mezzanine loan incurred in connection with the purchase of One Illinois Center and to purchase additional investments in office properties.

                In accordance with the GEAR UP Plan, the Company projects the following acquisitions and dispositions in 2007.

•         Fee simple office property purchases totaling approximately $150 million;

•         Fund office property purchases totaling approximately $170 million;

•         Contributions of assets to funds or similar ventures where the Company will retain a 25% ownership interest are projected to be made as shown below:

o        Assets in Knoxville, Tennessee totaling 549,000 square feet with an estimated value of $59 million in the second quarter of 2007;

o        Assets in Virginia totaling 883,000 square feet with an estimated value of $97 million in the third quarter of 2007;

o        Three assets in Columbia, South Carolina totaling 867,000 square feet with an estimated value of $106 million in the fourth quarter of 2007; and

o        In connection with the proposed ventures, Parkway may incur debt prepayment penalties and expense of approximately $2.8 million.

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

Financial Condition

Comments are for the balance sheet dated March 31, 2007 compared to the balance sheet dated December 31, 2006.

                Office and Parking Properties.  In 2007, Parkway continued the application of its strategy of operating and acquiring office properties, joint venturing interests in office assets, as well as liquidating non-core assets and office assets that no longer meet the Company's investment criteria and/or the Company has determined value will be maximized by selling.  During the three months ending March 31, 2007, total assets decreased $9.4 million or .6% and office and parking properties (before depreciation) increased $8.9 million or .6%.

                Purchases and Improvements. Parkway's investment in office and parking properties decreased $5.1 million net of depreciation to a carrying amount of $1.3 billion at March 31, 2007, and consisted of 60 office and parking properties.  The primary reason for the decrease in office and parking properties relates to the net effect of the purchase of land, building improvements and depreciation recorded during the quarter.

                 On February 28, 2007, the Company purchased 2.5 acres of land in Jackson, Mississippi for $1.8 million.  This land was purchased as part of the Company's plan to develop the 194,000 square foot Class A+ office building known as The Pinnacle at Jackson Place ("The Pinnacle"), adjacent to the Company's headquarters building.  The estimated cost of the development is $42.5 million with expected completion in the fall of 2008.  The Company has received commitments to lease approximately 72% of the new office space from four major customers.  Parkway will be seeking partners for an 80% ownership interest in the development.  The development is designed to utilize benefits available under the Gulf Opportunity Zone Act for new developments in areas affected by Hurricane Katrina.  There can be no assurance that the development or joint venture of The Pinnacle will occur.

                During the three months ending March 31, 2007, the Company capitalized building improvements and additional purchase expenses of $5.8 million and recorded depreciation expense of $14.5 million related to its office and parking properties.

Rents Receivable and Other Assets.  Rents receivable and other assets decreased $4 million or 3.7% for the three months ended March 31, 2007.  The decrease is primarily attributable to the decrease in escrow bank account balances of $4.4 million, which was caused by the release of funds in connection with expenditures incurred in leasing office properties and payment of property taxes.

Intangible Assets, Net.  For the three months ended March 31, 2007, intangible assets net of related amortization decreased $4.1 million and was primarily due to the amortization of the existing intangible assets for the period.

Notes Payable to Banks.  Notes payable to banks increased $19.7 million or 13% during the three months ended March 31, 2007.  At March 31, 2007, notes payable to banks totaled $172 million and the increase is primarily attributable to advances under bank lines of credit to purchase land, make improvements to office properties and retire existing mortgage debt.

                Mortgage Notes Payable.  During the three months ended March 31, 2007, mortgage notes payable increased $9.4 million or 1.4% and is due to scheduled principal payments on mortgages of $4.1 million, the prepayment of existing mortgage debt of $18 million and the placement of mortgage debt of $31.5 million described below.

                On February 9, 2007, the Fund with Ohio PERS, of which Parkway owns 25%, placed a $31.5 million ten-year non-recourse first mortgage with an interest rate of 5.61% in connection with the 2006 purchase of Overlook II in Atlanta, Georgia.  Payments during the mortgage term will be on an interest only basis and the loan matures on March 1, 2017.

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

                The computation of the interest, fixed charge and modified fixed charge coverage ratios and the reconciliation of net income to EBITDA is as follows for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended
	March 31
	2007	2006
Net Income	$ 428	$ 1,741
Adjustments to Net Income:
Interest expense	12,915	9,144
Amortization of financing costs	293	282
Write off of debt premium assumed on mortgage note payable	(124)	-
Depreciation and amortization	19,211	13,726
Amortization of share based compensation	353	147
Gain on real estate	(50)	-
Tax expense	13	-
EBITDA adjustments - unconsolidated joint ventures	291	697
EBITDA adjustments - minority interest in real estate partnerships	(3,629)	(782)
EBITDA (1)	$ 29,701	$ 24,955

Interest Coverage Ratio:
EBITDA	$ 29,701	$ 24,955
Interest expense:
Interest expense	$ 12,915	$ 9,144
Interest expense - unconsolidated joint ventures	127	380
Interest expense - minority interest in real estate partnerships	(1,203)	(360)
Total interest expense	$ 11,839	$ 9,164
Interest Coverage Ratio	2.51	2.72

Fixed Charge Coverage Ratio:
EBITDA	$ 29,701	$ 24,955
Fixed charges:
Interest expense	$ 11,839	$ 9,164
Preferred dividends	1,200	1,787
Principal payments (excluding early extinguishment of debt)	4,051	3,594
Principal payments - unconsolidated joint ventures	12	11
Principal payments - minority interest in real estate partnerships	(65)	(118)
Total fixed charges	$ 17,037	$ 14,438
Fixed Charge Coverage Ratio	1.74	1.73

Modified Fixed Charge Coverage Ratio:
EBITDA	$ 29,701	$ 24,955
Modified Fixed Charges:
Interest expense	$ 11,839	$ 9,164
Preferred dividends	1,200	1,787
Total Modified Fixed Charges	$ 13,039	$ 10,951
Modified Fixed Charge Coverage Ratio	2.28	2.28

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

                Parkway views EBITDA primarily as a liquidity measure and, as such, the GAAP financial measure most directly comparable to it is cash flows provided by operating activities.  Because EBITDA is not a measure of financial performance calculated in accordance with GAAP, it should not be considered in isolation or as a substitute for operating income, net income, cash flows provided by operating, investing and financing activities prepared in accordance with GAAP.  The following table reconciles EBITDA to cash flows provided by operating activities for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended
	March 31
	2007	2006

EBITDA	$ 29,701	$ 24,955

Amortization of above market leases	352	409
Operating distributions from unconsolidated joint ventures	405	357
Interest expense	(12,915)	(9,144)
Write off of debt premium assumed on mortgage note payable	124	-
Tax expense	(13)	-
Decrease in receivables and other assets	2,226	2,907
Decrease in accounts payable and other liabilities	(7,374)	(6,153)
Adjustments for minority interests	3,158	702
Adjustments for unconsolidated joint ventures	(596)	(1,107)

Cash flows provided by operating activities	$ 15,068	$ 12,926

                 Accounts Payable and Other Liabilities.  Accounts payable and other liabilities decreased $7.3 million or 10.1% for the three months ended March 31, 2007 and was primarily due to the decrease in accrued property taxes for the period in the amount of $6.9 million as a result of property tax payments.

                 Minority Interest - Real Estate Partnerships. During the three months ending March 31, 2007, minority interest associated with real estate partnerships decreased $23.3 million or 25.8%.  The decrease is attributable to the distribution of the minority interest partner's share of the $31.5 million mortgage notes payable placed by the Fund.  The minority interest partner's share of mortgage proceeds was $23.6 million.

                Stockholders' Equity. Stockholders' equity decreased $7.9 million or 1.6% during the three months ended March 31, 2007, as a result of the following (in thousands):

Increase
(Decrease)
Net income	$ 428
Change in unrealized loss on equity securities	(4)
Change in market value of interest rate swaps	(233)
Comprehensive income	191
Common stock dividends declared	(10,296)
Preferred stock dividends declared	(1,200)
Exercise of stock options	2,610
Share based compensation expense	353
Shares distributed from deferred compensation plan	135
Shares issued through DRIP Plan	289
Stock offering issuance costs	(11)
$ (7,929)

Results of Operations

Comments are for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

Net loss available to common stockholders for the three months ended March 31, 2007, was $772,000  ($0.05 per basic common share) as compared to net loss available to common stockholders of $46,000 ($0.00 per basic common share) for the three months ended March 31, 2006.

                Office and Parking Properties.  The analysis below includes changes attributable to same store properties, acquisitions and dispositions of office properties.  Same store properties are those that the Company owned for the current and prior year reporting periods, excluding properties classified as discontinued operations.  At March 31, 2007, same store properties consisted of 52 properties comprising 10.1 million square feet.  Properties acquired in 2006 that do not meet the definition of same store properties consisted of eight properties with 2.2 million square feet.

                The following table represents income from office and parking properties for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31
			Increase	%
	2007	2006	(Decrease)	Change
Income from office and parking properties:
Same store properties	$48,904	$47,478	$1,426	3.0%
Properties acquired in 2006	12,634	-	12,634	0.0%
Properties disposed	-	1,183	(1,183)	-100.0%
Total income from office and
parking properties	$61,538	$48,661	$12,877	26.5%

                Income from office and parking properties for same store properties increased $1.4 million for the three months ended March 31, 2007 compared to the same period for 2006.  The primary reason for the increase is due to an increase in same store occupancy and average rental rates for same store properties for the three months ended March 31, 2007 compared to March 31, 2006.  Average same store occupancy was 91.7% and for the three months ended March 31, 2007 compared to 88.8% for the same period of 2006.

                The following table represents property operating expenses for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31
			Increase	%
	2007	2006	(Decrease)	Change
Property operating expenses:
Same store properties	$22,276	$23,026	$(750)	-3.3%
Properties acquired in 2006	5,940	-	5,940	0.0%
Properties disposed	18	603	(585)	-97.0%
Total property
operating expenses	$28,234	$23,629	$4,605	19.5%

                Property operating expenses for same store properties decreased $750,000 for the three months ended March 31, 2007 compared to the same period for 2006.  The primary reason for the decrease is due to decreased repair and maintenance expenditures and utilities.

                Depreciation and amortization expense attributable to office and parking properties increased $5.7 million for the three months ended March 31, 2007 compared to the same period for 2006 and is due to the increase in the net investment in office and parking properties due to additional purchases and improvements to properties.

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

                On January 12, 2007, the Board of Directors approved the grant of 35,874 shares to officers of the Company.  The shares were valued at $1.9 million and 34,875 shares will vest four years from grant date and 999 shares will vest subject to achievement of the cumulative goals of the GEAR UP Plan, which will end December 31, 2008.  Compensation expense will not be recorded on the shares that vest based on performance conditions until the Company determines that it is probable that the goal will be achieved.  Therefore, no expense has been recorded to date for the shares that vest based on achievement of the cumulative goals of the GEAR UP Plan.

                Share based compensation expense of $353,000 and $147,000 was recognized for the three months ended March 31, 2007 and 2006, respectively.  Total compensation expense related to nonvested awards subject to service conditions not yet recognized was $5.1 million as of March 31, 2007.  The weighted average period over which this expense is expected to be recognized is approximately 3.3 years.  Total potential compensation expense associated with shares that vest based on performance conditions is $1.5 million as of March 31, 2007.

                General and Administrative Expense.  General and administrative expense increased $499,000 for the three months ended March 31, 2007 compared to the same period of 2006 and is primarily attributable to increased personnel costs and share based compensation expense.

                Interest Expense.  Interest expense, including amortization, increased $3.7 million or 38.8% for the three months ended March 31, 2007 compared to the same period of 2006 and is comprised of the following (in thousands):

	Three Months Ended March 31
			Increase	%
	2007	2006	(Decrease)	Change
Interest expense:
Mortgage interest expense	$ 10,250	$ 6,810	$ 3,440	50.5%
Bank line interest expense	2,480	2,149	331	15.4%
Subsidiary redeemable
preferred membership interest	185	185	-	0.0%
Write off of debt premium assumed
on mortgage note payable	(124)	-	(124)	0.0%
Mortgage loan cost amortization	197	162	35	21.6%
Bank loan cost amortization	96	120	(24)	-20.0%

Total interest expense	$ 13,084	$ 9,426	$ 3,658	38.8%

                Mortgage interest expense increased $3.4 million or 50.5% for the three months ended March 31, 2007 compared to the same period for 2006 and is due to the net effect of new loans placed or assumed in 2007 and 2006 and the early extinguishment of a mortgage in 2007.  The average interest rate on mortgage notes payable as of March 31, 2007 and 2006 was 5.8 and 5.7%, respectively.

Liquidity and Capital Resources

Statement of Cash Flows.   Cash and cash equivalents were $8.3 million and $4.5 million at March 31, 2007 and December 31, 2006, respectively.  Cash flows provided by operating activities for the three months ended March 31, 2007 were $15.1 million compared to $12.9 million for the same period of 2006.  The increase in cash flows from operating activities of $2.2 million is primarily attributable to the effect of the timing of receipt of revenues and payment of expenses.

                Cash used in investing activities was $8.5 million for the three months ended March 31, 2007 compared to cash used in investing activities of $8.8 million for the same period of 2006.  The decrease in cash used in investing activities of $283,000 is primarily due to decreased office property improvements.

                Cash used in financing activities was $2.8 million for the three months ended March 31, 2007 compared to cash provided by financing activities of $478,000 for the same period of 2006.  The decrease in cash provided by financing activities of $3.2 million is primarily due to the net effect of an early extinguishment of a mortgage note payable in 2007 offset by proceeds received on a mortgage placement in 2007.

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

                The Company's cash flows are exposed to interest rate changes primarily as a result of its lines of credit used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations.  The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  To achieve its objectives, the Company borrows at fixed rates, but also utilizes a four-year unsecured revolving credit facility, a five-year unsecured term loan and two one-year unsecured lines of credit.

                At March 31, 2007, Parkway had a total of $172 million outstanding under a four-year $140 million unsecured revolving credit facility and a five-year $60 million unsecured term loan, both led by Wachovia Bank and syndicated to nine other banks (the "$200 million line"), a $15 million unsecured line of credit with PNC Bank (the "$15 million line") and a $9 million unsecured line of credit with Trustmark National Bank (the "$9 million line").  The weighted average interest rate on unsecured lines of credit was 6.3% and 5.7% at March 31, 2007 and 2006, respectively.

The $200 million line is comprised of a $60 million term loan maturing in April 2011 and a $140 million revolving loan maturing in April 2010. The interest rate on the $200 million line is based on LIBOR plus 80 to 130 basis points depending upon overall Company leverage, with the current rate set at LIBOR plus 130 basis points as of March 31, 2007.  The Company pays an annual administration fee of $35,000 and fees on the unused portion of the revolver ranging between 12.5 and 20 basis points based upon overall Company leverage, with the rate set at 12.5 basis points at March 31, 2007.

                The Company's $200 million line requires compliance with a number of restrictive financial covenants, including tangible net worth, fixed charge coverage ratio, unencumbered interest coverage ratio, total debt to total asset ratio, secured debt to total asset value ratio, secured recourse debt to total asset value ratio and unencumbered pool restrictions.  As of March 31, 2007 the Company was in compliance with these financial covenants.

The $15 million line matures January 29, 2008, is unsecured and is expected to fund the daily cash requirements of the Company's treasury management system.  The interest rate on the $15 million line is based on LIBOR plus 80 to 130 basis points, depending upon overall Company leverage, with the current rate set at LIBOR plus 130 basis points as of March 31, 2007.  Under the $15 million line, the Company does not pay annual administration fees or fees on the unused portion of the line.

The $9 million line with Trustmark National Bank is interest only, has a current interest rate equal to the 30-day LIBOR rate plus 132.5 basis points and matures December 7, 2007.  The proceeds of the loan were used to finance the construction of the City Centre Garage, which was completed in 2005.

To protect against the potential for rapidly rising interest rates, the Company entered into interest rate swap agreements in 2005 and 2004.  The Company designated the swaps as hedges of the variable interest rates on the Company's borrowings under the Wachovia unsecured revolving credit facility.  Accordingly, changes in the fair value of the swaps are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings.  The Company's interest rate hedge contracts as of March 31, 2007 and 2006 are summarized as follows (in thousands):

					Fair
					Market Value
Type of	Notional	Maturity		Fixed	March 31
Hedge	Amount	Date	Reference Rate	Rate	2007	2006
Swap	$40,000	06/30/06	1-Month LIBOR	3.530%	$ -	$ 146
Swap	$40,000	12/31/08	1-Month LIBOR	4.360%	371	801
Swap	$20,000	12/31/08	1-Month LIBOR	4.245%	227	423
					$ 598	$ 1,370

At March 31, 2007, the Company had $705.4 million in mortgage notes payable with an average interest rate of 5.8% secured by office properties and $172 million drawn under bank lines of credit.  Parkway's pro rata share of unconsolidated joint venture debt was $9.8 million with an average interest rate of 5.2% at March 31, 2007.  Based on the Company's total market capitalization of approximately $1.7 billion at March 31, 2007 (using the March 31, 2007 closing price of $52.25 per common share), the Company's debt represented approximately 47.4% of its total market capitalization.  The Company targets a debt to total market capitalization rate at a percentage in the range of 45% to 50%.  This rate may vary at times pending acquisitions, sales and/or equity offerings.  In addition, volatility in the price of the Company's common stock may affect the debt to total market capitalization ratio.  However, over time the Company plans to maintain a percentage in the range of 45% to 50%.

                In addition to the debt to total market capitalization ratio, the Company also monitors interest, fixed charge and modified fixed charge coverage ratios.  The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization ("EBITDA").  This ratio for the three months ended March 31, 2007 and 2006 was 2.51 and 2.72 times, respectively.  The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA.  This ratio for the three months ended March 31, 2007 and 2006 was 1.74 and 1.73 times, respectively.   The modified fixed charge coverage ratio is computed by comparing the cash interest accrued and preferred dividends paid to EBITDA.  This ratio for the three months ended March 31, 2007 and 2006 was 2.28 times.    In accordance with the GEAR UP Plan, Parkway has established a self-imposed limit for the modified fixed charge coverage ratio of 2.5 times as the Company's pledge not to use leverage to achieve Company goals.  Management believes the debt to market capitalization, interest coverage, fixed charge coverage and modified fixed charge coverage ratios provide useful information on total debt levels as well as the Company's ability to cover interest, principal and/or preferred dividend payments with current income.

                The table below presents the principal payments due and weighted average interest rates for the mortgage notes payable as of March 31, 2007.

	Average	Mortgage Notes Payable
	Interest Rate	(In thousands)
2007*	5.8%	$ 12,090
2008	5.9%	57,120
2009	5.9%	37,471
2010	5.9%	98,840
2011	6.1%	113,129
2012	6.1%	64,437
Thereafter	6.3%	322,356
Total		$ 705,443

Fair value at 03/31/07		$ 718,832

*Remaining nine months

The Company presently has plans to make additional capital improvements at its office properties in 2007 of approximately $39.4 million.  These expenses include tenant improvements, capitalized acquisition costs and capitalized building improvements.  Approximately $21.8 million of these improvements relate to upgrades on properties acquired in recent years that were anticipated at the time of purchase.  All such improvements are expected to be financed by cash flow from the properties, capital expenditure escrow accounts, advances on the bank lines of credit or contributions from partners.

                In 2006, the Company announced the proposed development of a 194,000 square foot Class A+ office building in Jackson, Mississippi known as The Pinnacle at Jackson Place, adjacent to the Company's headquarters building.  The estimated cost of the development is $42.5 million with expected completion in the fall of 2008.  In 2007, the Company expects to incur approximately $7 million in construction costs.  The Company has received commitments to lease approximately 72% of the new office space from four major customers.  Parkway will be seeking partners for an 80% ownership interest in the development.  The development is designed to utilize benefits available under the Gulf Opportunity Zone Act for new developments in areas affected by Hurricane Katrina.  There can be no assurance that the development or joint venture of The Pinnacle will occur.

                In accordance with Parkway's strategic plan, GEAR UP, the Company projects the following acquisitions and dispositions in 2007.  Item 2.  "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Strategic Planning," includes a full discussion of the GEAR UP Plan.

•         Fee simple office property purchases totaling approximately $150 million, which will be funded with proceeds from sales and/or bank lines of credit.

•         Fund office property purchases totaling approximately $170 million.  Parkway's equity contribution will be approximately $17 million and will be funded with proceeds from sales and/or bank lines of credit.

•         Contributions of asset to funds or similar ventures where the Company will retain a 25% ownership interest are projected to be made as shown below:

o        Assets in Knoxville, Tennessee totaling 549,000 square feet with an estimated value of $59 million in the second quarter of 2007;

o        Assets in Virginia totaling 883,000 square feet with an estimated value of $97 million in the third quarter of 2007;

o        Three assets in Columbia, South Carolina totaling 867,000 square feet with an estimated value of $106 million in the fourth quarter of 2007; and

o        In connection with the proposed ventures, Parkway may incur debt prepayment penalties and expense of approximately $2.8 million.

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

Contractual Obligations

                See information appearing under the caption "Financial Condition - Note Payable to Banks and Mortgage Notes Payable" in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of changes in long-term debt since December 31, 2006.

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

                The following table presents a reconciliation of the Company's net income to FFO for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended
	March 31
	2007	2006
Net income	$ 428	$ 1,741
Adjustments to derive funds from operations:
Depreciation and amortization	19,211	13,526
Depreciation and amortization - discontinued operations	-	200
Minority interest depreciation and amortization	(2,391)	(410)
Adjustments for unconsolidated joint ventures	161	289
Preferred dividends	(1,200)	(1,200)
Convertible preferred dividends	-	(587)
Funds from operations applicable to common
shareholders	$ 16,209	$ 13,559

Inflation

                Except for insurance, inflation has not had a significant impact on the Company because of the relatively low inflation rate in the Company's geographic areas of operation.  Additionally, most of the leases require the customers to pay their pro rata share of operating expenses, including common area maintenance, real estate taxes, utilities and insurance, thereby reducing the Company's exposure to increases in operating expenses resulting from inflation.  The Company's leases typically have three to seven year terms, which may enable the Company to replace existing leases with new leases at market base rent, which may be higher or lower than the existing lease rate.

                Insurance.  Following the devastating hurricanes of 2004 and 2005, the insurance market for properties located in coastal and wind prone areas of the country has been extremely volatile.  Following a mild hurricane season in 2006, insurance premiums moderated and the Company renewed its property and casualty insurance policy on April 1, 2007, with an overall decrease in premium cost compared to the previous 16-month policy period.  While most individual properties experienced a decline in premium, properties located in coastal or wind prone areas did experience rate increases.  Increases or decreases in insurance costs directly related to each property are passed through to customers to the extent allowed by the lease terms.  Upon renewal, the deductible for wind damage for properties located in Florida increased from 2% of replacement cost to 5% of replacement cost and for properties located in Harris and Fort Bend County in Texas, deductibles for wind damage increased from 2% to 3% of replacement cost.  The new policy will be in effect until April 1, 2008, at which time these lines of coverage will be renewed under market conditions that exist at that time.

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

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in Parkway's Form 10-K for the year ended December 31, 2006.

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

DATE: May 9, 2007	PARKWAY PROPERTIES, INC.

	BY:	/s/ Mandy M. Pope
Mandy M. Pope, CPA
Senior Vice President and
Chief Accounting Officer