Form 10-Q
period 2007-06-30
PARKWAY PROPERTIES INC
filed 2007-08-08
CIK 729237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_____________________________________________

FORM 10-Q

                   ☒                                    Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2007
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

Yes  ☐   No  ☒

        15,907,658 shares of Common Stock, $.001 par value, were outstanding as of August 1, 2007.

PARKWAY PROPERTIES, INC.

 FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED JUNE 30, 2007

Part I. Financial Information

Item 1.	Financial Statements	Page

	Consolidated Balance Sheets, June 30, 2007 and December 31, 2006	3

	Consolidated Statements of Income for the Three Months and Six Months Ended
	June 30, 2007 and 2006	4

	Consolidated Statements of Stockholders' Equity for the Six Months Ended
	June 30, 2007 and 2006	6

	Consolidated Statements of Cash Flows for the Six Months Ended
	June 30, 2007 and 2006	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4.	Controls and Procedures	34

Part II. Other Information
Item 1A.	Risk Factors	35

Item 4.	Submission of Matters to a Vote of Security Holders	35

Item 6.	Exhibits	35

Signatures
		36
Authorized signatures

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30	December 31
	2007	2006
	(Unaudited)
Assets
Real estate related investments:
Office and parking properties	$1,538,263	$1,517,468
Office property development	3,768	-
Accumulated depreciation	(225,821)	(211,187)
	1,316,210	1,306,281

Land available for sale	1,467	1,467
Investment in unconsolidated joint ventures	11,066	11,179
	1,328,743	1,318,927

Rents receivable and other assets	107,204	107,145
Intangible assets, net	77,663	81,800
Cash and cash equivalents	8,159	4,474
	$1,521,769	$1,512,346
Liabilities
Notes payable to banks	$144,139	$152,312
Mortgage notes payable	722,022	696,012
Accounts payable and other liabilities	75,098	72,659
Subsidiary redeemable preferred membership interests	10,741	10,741
	952,000	931,724
Minority Interest
Minority Interest - unit holders	35	36
Minority Interest - real estate partnerships	78,331	90,280
	78,366	90,316
Stockholders' Equity
8.00% Series D Preferred stock, $.001 par value,
2,400,000 shares authorized, issued and outstanding	57,976	57,976
Common stock, $.001 par value, 67,600,000 shares authorized,
15,899,907 and 15,764,799 shares issued and outstanding
in 2007 and 2006, respectively	16	16
Common stock held in trust, at cost, 104,500 and 115,000
shares in 2007 and 2006, respectively	(3,540)	(3,894)
Additional paid-in capital	453,276	449,141
Accumulated other comprehensive income	784	828
Accumulated deficit	(17,109)	(13,761)
	491,403	490,306
	$1,521,769	$1,512,346

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	Three Months Ended
	June 30
	2007	2006
	(Unaudited)
Revenues
Income from office and parking properties	$61,085	$48,876
Management company income	431	4,436
Total revenues	61,516	53,312

Expenses
Property operating expense	28,819	22,792
Depreciation and amortization	19,168	14,082
Operating expense for other real estate properties	1	2
Management company expenses	276	300
General and administrative	1,600	977
Total expenses	49,864	38,153

Operating income	11,652	15,159

Other income and expenses
Interest and other income	72	7
Equity in earnings of unconsolidated joint ventures	243	(84)
Gain on sale of real estate and other assets	20,260	13,465
Interest expense	(14,052)	(9,796)

Income before minority interest and discontinued operations	18,175	18,751
Minority interest - real estate partnerships	1,016	64

Income from continuing operations	19,191	18,815

Discontinued operations:
Income from discontinued operations	49	344
Net income	19,240	19,159
Change in market value of interest rate swaps	197	260
Change in unrealized gain (loss) on equity securities	(3)	109
Comprehensive income	$19,434	$19,528

Net income available to common stockholders:
Net income	$19,240	$19,159
Dividends on preferred stock	(1,200)	(1,200)
Dividends on convertible preferred stock	-	(586)
Net income available to common stockholders	$18,040	$17,373

Net income per common share:
Basic:
Income from continuing operations	$1.15	$1.21
Discontinued operations	-	0.03
Net income	$1.15	$1.24
Diluted:
Income from continuing operations	$1.14	$1.18
Discontinued operations	-	0.02
Net income	$1.14	$1.20

Dividends per common share	$0.65	$0.65

Weighted average shares outstanding:
Basic	15,672	14,036
Diluted	15,847	15,000

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	Six Months Ended
	June 30
	2007	2006
	(Unaudited)
Revenues
Income from office and parking properties	$122,623	$97,537
Management company income	764	4,798
Total revenues	123,387	102,335

Expenses
Property operating expense	57,053	46,421
Depreciation and amortization	38,379	27,608
Operating expense for other real estate properties	2	3
Management company expenses	544	675
General and administrative	3,245	2,123
Total expenses	99,223	76,830

Operating income	24,164	25,505

Other income and expenses
Interest and other income	218	26
Equity in earnings of unconsolidated joint ventures	548	326
Gain on sale of real estate and other assets	20,310	13,465
Interest expense	(27,136)	(19,222)

Income before minority interest and discontinued operations	18,104	20,100
Minority interest - real estate partnerships	1,487	144

Income from continuing operations	19,591	20,244

Discontinued operations:
Income from discontinued operations	77	656
Net income	19,668	20,900
Change in market value of interest rate swaps	(37)	726
Change in unrealized gain (loss) on equity securities	(7)	79
Comprehensive income	$19,624	$21,705

Net income available to common stockholders:
Net income	$19,668	$20,900
Dividends on preferred stock	(2,400)	(2,400)
Dividends on convertible preferred stock	-	(1,173)
Net income available to common stockholders	$17,268	$17,327

Net income per common share:
Basic:
Income from continuing operations	$1.10	$1.19
Discontinued operations	-	0.04
Net income	$1.10	$1.23
Diluted:
Income from continuing operations	$1.09	$1.17
Discontinued operations	-	0.05
Net income	$1.09	$1.22

Dividends per common share	$1.30	$1.30

Weighted average shares outstanding:
Basic	15,644	14,042
Diluted	15,831	14,214

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Six Months Ended
	June
	2007	2006
	(Unaudited)

8.34% Series B Cumulative Convertible
Preferred stock, $.001 par value
Balance at beginning of period	$-	$28,122
Balance at end of period	-	28,122
8.00% Series D Preferred stock, $.001 par value
Balance at beginning of period	57,976	57,976
Balance at end of period	57,976	57,976
Common stock, $.001 par value
Balance at beginning of period	16	14
Balance at end of period	16	14
Common stock held in trust
Balance at beginning of period	(3,894)	(4,198)
Shares distributed from deferred compensation plan	354	304
Balance at end of period	(3,540)	(3,894)
Additional paid-in capital
Balance at beginning of period	449,141	389,971
Stock options exercised	2,788	1,364
Share issued in lieu of Directors' fees	251	170
Shares issued - DRIP plan	363	-
Issuance costs - stock offering	(30)	-
Employee Stock Purchase Plan	36	-
Purchase of Company stock	-	(2,814)
Share based compensation expense	727	308
Reclassification upon the adoption of SFAS No. 123R	-	(3,101)
Balance at end of period	453,276	385,898
Unearned compensation
Balance at beginning of period	-	(3,101)
Reclassification upon the adoption of SFAS No. 123R	-	3,101
Balance at end of period	-	-
Accumulated other comprehensive income
Balance at beginning of period	828	826
Change in unrealized loss on equity securities	(7)	79
Change in market value of interest rate swaps	(37)	726
Balance at end of period	784	1,631
Retained earnings (deficit)
Balance at beginning of period	(13,761)	4,906
Net income	19,668	20,900
Preferred stock dividends declared	(2,400)	(2,400)
Convertible preferred stock dividends declared	-	(1,173)
Common stock dividends declared	(20,616)	(18,383)
Balance at end of period	(17,109)	3,850
Total stockholders' equity	$491,403	$473,597

See notes to consolidated financial statements. Page 6 of 36

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30
	2007	2006
	(Unaudited)
Operating activities
Net income	$19,668	$20,900
Adjustments to reconcile net income to cash provided by
operating activities:
Depreciation and amortization	38,379	27,608
Depreciation and amortization - discontinued operations	1	413
Amortization of above market leases	698	678
Amortization of loan costs	583	557
Share based compensation expense	727	308
Operating distributions from unconsolidated joint ventures	670	785
Loss allocated to minority interests	(1,487)	(144)
Gain on sale of real estate	(20,310)	(13,465)
Equity in earnings of unconsolidated joint ventures	(548)	(326)
Changes in operating assets and liabilities:
Increase in receivables and other assets	(2,434)	(2,526)
Increase (decrease) in accounts payable and other liabilities	1,171	(812)

Cash provided by operating activities	37,118	33,976

Investing activities
Distributions from unconsolidated joint ventures	89	15,369
Investments in unconsolidated joint ventures	-	(113)
Purchases of real estate related investments	(49,600)	(40,702)
Proceeds from sale of real estate	56,787	-
Real estate development	(1,909)	-
Improvements to real estate related investments	(24,992)	(15,344)

Cash used in investing activities	(19,625)	(40,790)

Financing activities
Principal payments on mortgage notes payable	(33,490)	(7,375)
Proceeds from long-term financing	59,500	14,400
Net proceeds from (payments on) bank borrowings	(9,005)	17,724
Debt financing costs	(648)	(1,230)
Stock options exercised	2,788	1,364
Purchase of Company stock	-	(2,814)
Dividends paid on common stock	(20,459)	(18,244)
Dividends paid on preferred stock	(2,400)	(3,573)
Contributions from minority interest partners	36,915	7,482
Distributions to minority interest partners	(47,378)	(521)
Employee stock purchase plan	36	-
Proceeds from DRIP plan	363	-
Issuance costs from stock offering	(30)	-

Cash (used in) provided by financing activities	(13,808)	7,213

Change in cash and cash equivalents	3,685	399

Cash and cash equivalents at beginning of period	4,474	3,363

Cash and cash equivalents at end of period	$8,159	$3,762

See notes to consolidated financial statements.

Parkway Properties, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2007

(1)           Basis of Presentation

                The consolidated financial statements include the accounts of Parkway Properties, Inc. ("Parkway" or "the Company"), its wholly-owned subsidiaries and joint ventures in which the Company has a controlling interest.  Third party equity interests in the consolidated joint ventures are reflected as minority interests in the consolidated financial statements.  Parkway also consolidates subsidiaries where the entity is a variable interest entity and Parkway is the primary beneficiary, as defined in FASB Interpretation 46R, Consolidation of Variable Interest Entities ("FIN 46R").  All significant intercompany transactions and accounts have been eliminated in the accompanying financial statements.

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

                The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  All such adjustments are of a normal recurring nature.  Operating results for the three months and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.  The financial statements should be read in conjunction with the annual report and the notes thereto.

                The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

                On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 ("FIN 48").  FIN 48 clarifies the accounting for uncertain income tax positions recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company has evaluated its tax positions and found that the adoption of FIN 48 did not have a material impact on income from continuing operations, net income, cash flow from operations, cash flow from financing activities or basic and diluted earnings per share.

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

The computation of diluted EPS is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Numerator:
Basic and diluted net income
available to common stockholders	$18,040	$17,373	$17,268	$17,327
Dividends on convertible preferred stock	-	586	-	-
	$18,040	$17,959	$17,268	$17,327

Denominator:
Basic weighted average shares	15,672	14,036	15,644	14,042
Dilutive effect of share equivalents	175	161	187	172
Dilutive effect of convertible preferred stock	-	803	-	-
Dilutive weighted average shares	15,847	15,000	15,831	14,214
Diluted earnings per share	$1.14	$1.20	$1.09	$1.22

                The computation of diluted EPS for the six months ended June 30, 2006 did not assume the conversion of the 8.34% Series B cumulative preferred stock because their inclusion would have been anti-dilutive.

(3)           Supplemental Cash Flow Information and Schedule of Non-Cash Investing and Financing Activity

                The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

	Six Months Ended
	June 30
	2007	2006
	(in thousands)

Supplemental cash flow information:
Cash paid for interest	$ 26,260	$ 17,874
Income taxes paid (refunded)	30	(8)
Supplemental schedule of non-cash investing and financing activity:
Shares issued in lieu of Directors' fees	251	170

(4)      Acquisitions and Dispositions

On June 14, 2007, the discretionary fund ("the Fund") with Ohio Public Employee Retirement System ("Ohio PERS"), of which Parkway owns 25%, purchased for $46.5 million 1401 Enclave Parkway, a 209,000 square foot six-story office building in Houston, Texas.  The Fund expects to spend $346,000 for closing costs, building improvements, leasing costs and tenant improvements during the first two years of ownership.  The purchase was funded with a $28 million first mortgage placement by the Fund and with equity contributions from the partners.  Since Parkway is the sole general partner and has the authority to make major decisions on behalf of the Fund, thereby giving Parkway a controlling interest, Parkway has included the Fund in its consolidated financial statements.

                On June 29, 2007, the Company sold two office properties, First Tennessee Plaza and Cedar Ridge, totaling 549,000 square feet located in Knoxville, Tennessee for a gross sales price of $59 million.  The Company received net cash proceeds from the sale of $56.8 million and the proceeds were used to prepay the $7.4 million first mortgage secured by First Tennessee Plaza and to reduce amounts outstanding under the Company's bank lines of credit.  Parkway recorded a gain on the sale for financial reporting purposes of $20.3 million and expenses related to the prepayment of the mortgage of $494,000 in the second quarter of 2007.  Parkway Realty Services LLC was retained to provide management services for the properties under a five-year agreement.  Therefore, all revenue and expense for these properties are included as a component of continuing operations.

(5)           Office Property Development

                On February 28, 2007, the Company purchased 2.5 acres of land in Jackson, Mississippi for $1.8 million.  This land was purchased as part of the Company's plan to develop the 194,000 square foot Class A+ office building known as The Pinnacle at Jackson Place ("The Pinnacle"), adjacent to the Company's headquarters building.  The estimated cost of the development is $48.5 million with expected completion in the fall of 2008.  The Company has received commitments to lease approximately 72% of the new office space from four major customers.  Parkway will be seeking partners for an 80% ownership interest in the development.  The development is designed to utilize benefits available under the Gulf Opportunity Zone Act for new developments in areas affected by Hurricane Katrina.  During the six months ending June 30, 2007, the Company incurred $3.8 million in development costs for The Pinnacle.

(6)           Discontinued Operations

                All current and prior period income from the following office property dispositions are included in discontinued operations for the six months ended June 30, 2007 and 2006 (in thousands).

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

The amount of revenue and expense for these five office properties reported in discontinued operations for the three months and six months ended June 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Income Statement:
Revenues
Income from office and parking properties	$50	$1,022	$51	$2,058
	50	1,022	51	2,058
Expenses
Property operating expense	-	465	(27)	989
Depreciation and amortization	1	213	1	413
	1	678	(26)	1,402
Income from discontinued operations	$49	$344	$77	$656

(7)           Investment in Unconsolidated Joint Ventures

                As of June 30, 2007, the Company was invested in four unconsolidated joint ventures with unrelated investors. These joint ventures are accounted for using the equity method of accounting, as Parkway does not control, but has the ability to significantly influence the operations of the joint ventures and is not the primary beneficiary, as that term is defined in FIN 46R.  As a result, the assets and liabilities of the joint ventures are not included in Parkway's consolidated balance sheet.  Information relating to the unconsolidated joint ventures at June 30, 2007 is detailed below (in thousands).

			Parkway's
			Ownership	Square	Percentage
Joint Ventures	Property Name	Location	Interest	Feet	Leased

Wink-Parkway Partnership	Wink Building	New Orleans, LA	50.0%	32	100.0%
Parkway Joint Venture, LLC ("Jackson JV")	UBS Building/River Oaks	Jackson, MS	20.0%	167	81.1%
RubiconPark I, LLC ("Rubicon JV")	Lakewood/Falls Pointe	Atlanta, GA	20.0%	551	98.5%
	Carmel Crossing	Charlotte, NC
RubiconPark II, LLC ("Maitland JV")	Maitland 200	Orlando, FL	20.0%	203	95.7%
				953	94.9%

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

                Balance sheet information for the unconsolidated joint ventures is summarized below as of June 30, 2007 and December 31, 2006 (in thousands):

Balance Sheet Information
	June 30, 2007
	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	JV	Building	JV	JV	JV	Total
Unconsolidated Joint Ventures (at 100%):
Real Estate, Net	$-	$1,202	$16,001	$67,277	$29,321	$113,801
Other Assets	20	259	1,193	6,695	578	8,745
Total Assets	$20	$1,461	$17,194	$73,972	$29,899	$122,546

Mortgage Debt (a)	$-	$226	$12,600	$52,000	$18,841	$83,667
Other Liabilities	24	26	365	1,352	582	2,349
Partners' and Shareholders' Equity	(4)	1,209	4,229	20,620	10,476	36,530
Total Liabilities & Partners'/Shareholders' Equity	$20	$1,461	$17,194	$73,972	$29,899	$122,546

Parkway's Share of Unconsolidated
Joint Ventures
Real Estate, Net	$-	$601	$3,200	$13,455	$5,864	$23,120
Mortgage Debt	$-	$113	$2,520	$7,200	$-	$9,833
Investment in Joint Ventures	$-	$604	$(189)	$5,497	$5,154	$11,066

	December 31, 2006
	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	JV	Building	JV	JV	JV	Total
Unconsolidated Joint Ventures (at 100%):
Real Estate, Net	$-	$1,214	$16,431	$68,053	$28,980	$114,678
Other Assets	190	256	1,083	6,355	663	8,547
Total Assets	$190	$1,470	$17,514	$74,408	$29,643	$123,225

Mortgage Debt (a)	$-	$275	$12,600	$52,000	$19,061	$83,936
Other Liabilities	26	113	493	1,333	489	2,454
Partners' and Shareholders' Equity	164	1,082	4,421	21,075	10,093	36,835
Total Liabilities & Partners'/Shareholders' Equity	$190	$1,470	$17,514	$74,408	$29,643	$123,225

Parkway's Share of Unconsolidated
Joint Ventures
Real Estate, Net	$-	$607	$3,286	$13,611	$5,796	$23,300
Mortgage Debt	$-	$137	$2,520	$7,200	$-	$9,857
Investment in Joint Ventures	$-	$541	$(150)	$5,676	$5,112	$11,179

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

				Parkway's	Monthly	Loan	Loan
	Type of	Interest		Share of	Debt	Balance	Balance
Joint Venture	Debt Service	Rate	Maturity	Debt	Service	06/30/07	12/31/06

Wink-Parkway Partnership	Amortizing	8.625%	07/01/09	50.00%	$ 5	$ 113	$ 137
Maitland JV	Amortizing	4.390%	06/01/11	0.00%	-	-	-
Rubicon JV	Interest Only	4.865%	01/01/12	13.85%	30	7,200	7,200
Jackson JV	Interest Only	5.840%	07/01/15	20.00%	12	2,520	2,520
					$ 47	$ 9,833	$ 9,857

Weighted average interest rate at end of period						5.158%	5.167%

                The following table presents Parkway's proportionate share of principal payments due for mortgage debt in unconsolidated joint ventures as of June 30, 2007 (in thousands):

	Wink	Jackson	Rubicon	Maitland
	Partnership	JV	JV	JV	Total
2007 (Remaining six months )	$25	$-	$-	$-	$25
2008	54	-	-	-	54
2009	34	13	100	-	147
2010	-	33	114	-	147
2011	-	35	119	-	154
Thereafter	-	2,439	6,867	-	9,306
	$113	$2,520	$7,200	$-	$9,833

                Income statement information for the unconsolidated joint ventures is summarized below for the three months ending June 30, 2007 and 2006 (in thousands):

Results of Operations
	Three Months Ended June 30, 2007
	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	JV	Building	JV	JV	JV	Total

Unconsolidated Joint Ventures (100%):
Revenues	$2	$87	$649	$2,566	$1,093	$4,397
Operating Expenses	(12)	(33)	(301)	(1,025)	(429)	(1,800)
Net Operating Income (Loss)	(10)	54	348	1,541	664	2,597
Interest Expense	-	(5)	(184)	(639)	(207)	(1,035)
Loan Cost Amortization	-	(1)	(1)	(16)	(3)	(21)
Depreciation and Amortization	-	(6)	(135)	(493)	(165)	(799)
Net Income (Loss)	$(10)	$42	$28	$393	$289	$742

Parkway's Share of Unconsolidated
Joint Ventures:
Net Income (Loss)	$(3)	$21	$6	$119	$100	$243
Depreciation and Amortization	$-	$3	$27	$98	$33	$161
Property Management Fees	$-	$-	$26	$108	$40	$174
Promote Fee	$27	$-	$-	$-	$-	$27

Interest Expense	$-	$3	$37	$88	$-	$128
Loan Cost Amortization	$-	$1	$-	$2	$-	$3

Other Supplemental Information:
Distributions from Unconsolidated JVs	$89	$-	$23	$173	$69	$354
Results of Operations
	Three Months Ended June 30, 2006
	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	JV	Building	JV	JV	JV	Total

Unconsolidated Joint Ventures (100%):
Revenues	$2,555	$67	$682	$2,527	$1,121	$6,952
Operating Expenses	(1,616)	(12)	(325)	(874)	(450)	(3,277)
Net Operating Income	939	55	357	1,653	671	3,675
Interest Expense	(1,577)	(7)	(184)	(639)	(212)	(2,619)
Loan Cost Amortization	(371)	(1)	(1)	(16)	(3)	(392)
Depreciation and Amortization	(222)	(6)	(136)	(432)	(152)	(948)
Income (Loss) Before Gain on Sale of Real Estate	(1,231)	41	36	566	304	(284)
Gain on Sale of Real Estate	42,693	-	-	-	-	42,693
Net Income (Loss)	$41,462	$41	$36	$566	$304	$42,409

Parkway's Share of Unconsolidated
Joint Ventures:
Income (Loss) Before Gain on Sale of Real Estate	$(369)	$20	$7	$154	$104	$(84)
Gain on Sale of Real Estate	13,584	-	-	-	-	13,584
Net Income	$13,215	$20	$7	$154	$104	$13,500
Depreciation and Amortization	$68	$3	$27	$86	$30	$214
Property Management Fees	$480	$-	$76	$96	$41	$693
Promote Fee	$3,861	$-	$-	$-	$-	$3,861

Interest Expense	$247	$4	$36	$89	$-	$376
Interest Expense - Prepayment	225	-	-	-	-	225
Total Interest Expense	$472	$4	$36	$89	$-	$601
Loan Cost Amortization	$112	$1	$-	$2	$-	$115

Other Supplemental Information:
Distributions from Unconsolidated JVs	$15,514	$-	$22	$140	$121	$15,797

Results of Operations
	Six Months Ended June 30, 2007
	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	JV	Building	JV	JV	JV	Total

Unconsolidated Joint Ventures (100%):
Revenues	$2	$200	$1,329	$5,150	$2,206	$8,887
Operating Expenses	(37)	(49)	(643)	(1,907)	(809)	(3,445)
Net Operating Income (Loss)	(35)	151	686	3,243	1,397	5,442
Interest Expense	-	(11)	(368)	(1,272)	(414)	(2,065)
Loan Cost Amortization	-	(1)	(2)	(31)	(8)	(42)
Depreciation and Amortization	-	(12)	(275)	(984)	(322)	(1,593)
Income (Loss) Before Gain on Sale of Real Estate	(35)	127	41	956	653	1,742
Gain on Sale of Real Estate	166	-	-	-	-	166
Net Income	$131	$127	$41	$956	$653	$1,908
Parkway's Share of Unconsolidated
Joint Ventures:
Income (Loss) Before Gain of Sale of Real Estate	$(11)	$64	$9	$271	$215	$548
Gain on Sale of Real Estate	50	-	-	-	-	50
Net Income	$39	$64	$9	$271	$215	$598
Depreciation and Amortization	$-	$6	$55	$196	$65	$322
Property Management Fees	$-	$-	$84	$178	$74	$336
Promote Fee	$27	$-	$-	$-	$-	$27

Interest Expense	$-	$6	$74	$175	$-	$255
Loan Cost Amortization	$-	$2	$-	$4	$-	$6

Other Supplemental Information:
Distributions from Unconsolidated JVs	$89	$-	$47	$450	$173	$759

Results of Operations
	Six Months Ended June 30, 2006
	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	JV	Building	JV	JV	JV	Total

Unconsolidated Joint Ventures (100%):
Revenues	$5,820	$143	$1,343	$4,948	$2,169	$14,423
Operating Expenses	(2,878)	(39)	(685)	(1,828)	(860)	(6,290)
Net Operating Income	2,942	104	658	3,120	1,309	8,133
Interest Expense	(2,415)	(15)	(368)	(1,272)	(423)	(4,493)
Loan Cost Amortization	(457)	(1)	(2)	(31)	(7)	(498)
Depreciation and Amortization	(717)	(11)	(260)	(844)	(305)	(2,137)
Income (Loss) Before Gain on Sale of Real Estate	(647)	77	28	973	574	1,005
Gain on Sale of Real Estate	42,693	-	-	-	-	42,693
Net Income	$42,046	$77	$28	$973	$574	$43,698
Parkway's Share of Unconsolidated
Joint Ventures:
Income (Loss) Before Gain on Sale of Real Estate	$(194)	$38	$6	$275	$201	$326
Gain on Sale of Real Estate	13,584	-	‑	‑	‑	13,584
Net Income	$13,390	$38	$6	$275	$201	$13,910
Depreciation and Amortization	$216	$6	$52	$168	$61	$503
Property Management Fees	$711	$-	$104	$194	$73	$1,082
Promote Fee	$3,861	$-	$-	$-	$-	$3,861

Interest Expense	$498	$8	$73	$177	$-	$756
Interest Expense - Prepayment	225	-	-	-	-	225
Total Interest Expense	$723	$8	$73	$177	$-	$981
Loan Cost Amortization	$138	$1	$-	$4	$-	$143

Other Supplemental Information:
Distributions from Unconsolidated JVs	$15,675	$-	$47	$209	$223	$16,154

(8)           Minority Interest - Real Estate Partnerships

The Company has an interest in two joint ventures that are included in its consolidated financial statements. Information relating to these consolidated joint ventures is detailed below.

Parkway's
Joint Venture Entity	Property Name	Location	Ownership %
Parkway Moore, LLC	Moore Building Associates, LP/
	Toyota Center	Memphis, TN	75.025%
Parkway Properties Office Fund, LP	BellSouth Building/Centurion Centre	Jacksonville, FL	25.000%
	Maitland 100/555 Winderley	Orlando, FL
	Chatham Centre	Schaumburg, IL
	Renaissance Center	Memphis, TN
	100 Ashford Center/Peachtree Ridge	Atlanta, GA
	Overlook II	Atlanta, GA
	1401 Enclave Parkway	Houston, TX

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

Minority interest in real estate partnerships represents the other partners' proportionate share of equity in the partnerships discussed above at June 30, 2007.  Income is allocated to minority interest based on the weighted average percentage ownership during the year.

(9)           Share Based Compensation

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

Compensation expense related to restricted shares and deferred incentive share units of $727,000 and $308,000 was recognized for the six months ending June 30, 2007 and 2006, respectively.  Total compensation expense related to nonvested awards subject to service conditions not yet recognized was $4.7 million as of June 30, 2007.  The weighted average period over which this expense is expected to be recognized is approximately 3.0 years.  Total potential compensation expense associated with shares that vest based on performance conditions is $1.5 million as of June 30, 2007.

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

                A summary of the Company's restricted shares and deferred incentive share unit activity for the six months ended June 30, 2007 is as follows:

		Weighted		Weighted
		Average	Deferred	Average
	Restricted	Grant-Date	Incentive	Grant-Date
	Shares	Fair Value	Share Units	Fair Value
Outstanding at December 31, 2006	188,500	$ 38.60	18,806	$ 46.33
Granted	35,874	52.36	30	52.36
Forfeited	(3,375)	46.14	(2,716)	46.03
Outstanding at June 30, 2007	220,999	$ 40.72	16,120	$ 46.39

(10)         Capital and Financing Transactions

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

                In connection with the purchase of office properties, the Fund placed the following non-recourse first mortgages during the six months ending June 30, 2007:

•      On February 9, 2007, the Fund placed a $31.5 million ten-year non-recourse first mortgage with an interest rate of 5.61% in connection with the 2006 purchase of Overlook II in Atlanta, Georgia.  Payments during the mortgage term will be on an interest only basis and the loan matures on March 1, 2017.

•      On June 14, 2007, the Fund placed a $28 million eight-year non-recourse first mortgage with a fixed interest rate of 5.76% in connection with the purchase of 1401 Enclave Parkway in Houston, Texas.  Payments during the mortgage term will be on an interest only basis for five years.  Principle and interest payments of $5.8 million will be made over remaining term of loan with a balloon payment due at maturity.

                In connection with the sale of the two Knoxville office properties on June 29, 2007, the Company paid off the $7.4 million first mortgage secured by First Tennessee Plaza and recorded expenses related to the prepayment of the mortgage of $494,000 in the second quarter.  The mortgage had an interest rate of 7.17% and was previously scheduled to mature on December 15, 2012.

                On August 3, 2007, the Board of Directors authorized the repurchase of up to 1.7 million shares of Parkway's outstanding common stock through July 30, 2008.  The shares may be purchased in the open market or in privately negotiated transactions, and at times and in amounts that the Company deems appropriate.

                In connection with the purchase of the Capital City Plaza in Atlanta, Georgia on April 2, 2004, Parkway issued $15.5 million in preferred membership interests to the seller.  The preferred membership interests pay the seller a 7% coupon rate and were issued to accommodate their tax planning needs.  The seller previously redeemed $4.75 million of the preferred membership interest.  On August 7, 2007, the seller redeemed the remaining $10.7 million of preferred membership interests.

(11)         Segment Information

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

The following is a reconciliation of FFO and net income available to common stockholders for office properties and total consolidated entities for the three months ending June 30, 2007 and 2006.

	As of or for the three months ended June 30, 2007			As of or for the three months ended June 30, 2006
	Office	Unallocated		Office	Unallocated
	Properties	and Other	Consolidated	Properties	and Other	Consolidated
	(in thousands)			(in thousands)

Property operating revenues (a)	$61,085	$-	$61,085	$48,876	$-	$48,876
Property operating expenses (b)	(28,819)	-	(28,819)	(22,792)	-	(22,792)
Property net operating income from continuing operations	32,266	-	32,266	26,084	-	26,084

Management company income	-	431	431	-	4,436	4,436
Interest and other income	-	72	72	-	7	7
Interest expense (c)	(11,267)	(2,785)	(14,052)	(7,217)	(2,579)	(9,796)
Management company expenses	-	(276)	(276)	-	(300)	(300)
General and administrative expenses	-	(1,600)	(1,600)	-	(977)	(977)
Interest and other expense	-	(1)	(1)	-	(2)	(2)
Equity in earnings of unconsolidated joint ventures	243	-	243	(84)	-	(84)
Adjustment for depreciation and amortization - unconsolidated joint ventures	161	-	161	214	-	214
Adjustment for depreciation and amortization - discontinued operations	1	-	1	213	-	213
Adjustment for minority interest - real estate partnerships	(1,268)	-	(1,268)	(351)	-	(351)
Income from discontinued operations	49	-	49	344	-	344
Loss on non depreciable assets	-		-	(119)	-	(119)
Dividends on preferred stock	-	(1,200)	(1,200)	-	(1,200)	(1,200)
Dividends on convertible preferred stock	-	-	-	-	(586)	(586)
Funds from operations available to common stockholders	20,185	(5,359)	14,826	19,084	(1,201)	17,883

Depreciation and amortization	(19,168)	-	(19,168)	(14,082)	-	(14,082)
Depreciation and amortization - unconsolidated joint ventures	(161)	-	(161)	(214)	-	(214)
Depreciation and amortization - discontinued operations	(1)	-	(1)	(213)	-	(213)
Depreciation and amortization - minority interest - real estate partnerships	2,284	-	2,284	415	-	415
Gain on sale of real estate	20,260	-	20,260	13,584	-	13,584
Net income (loss) available to common stockholders	$23,399	$(5,359)	$18,040	$18,574	$(1,201)	$17,373

Capital expenditures	$18,628	$-	$18,628	$8,036	$-	$8,036

(a) Included in property operating revenues are rental revenues, customer reimbursements, parking income and other income.

(b) Included in property operating expenses are real estate taxes, insurance, contract services, repairs and maintenance and property operating expenses.

c)   Interest expense for office properties represents interest expense on property secured mortgage debt and interest on subsidiary redeemable preferred membership interests.  It does not include interest expense on the unsecured lines of credit.

The following is a reconciliation of FFO and net income available to common stockholders for office properties and total consolidated entities for the six months ending June 30, 2007 and 2006.

	As of or for the six months ended June 30, 2007			As of or for the six months ended June 30, 2006
	Office	Unallocated		Office	Unallocated
	Properties	and Other	Consolidated	Properties	and Other	Consolidated
	(in thousands)			(in thousands)

Property operating revenues (a)	$122,623	$-	$122,623	$97,537	$-	$97,537
Property operating expenses (b)	(57,053)	-	(57,053)	(46,421)	-	(46,421)
Property net operating income from continuing operations	65,570	-	65,570	51,116	-	51,116

Management company income	-	764	764	-	4,798	4,798
Interest and other income	-	218	218	-	26	26
Interest expense (c)	(21,775)	(5,361)	(27,136)	(14,374)	(4,848)	(19,222)
Management company expenses	-	(544)	(544)	-	(675)	(675)
General and administrative expenses	-	(3,245)	(3,245)	-	(2,123)	(2,123)
Other expense	-	(2)	(2)	-	(3)	(3)
Equity in earnings of unconsolidated joint ventures	548	-	548	326	-	326
Adjustment for depreciation and amortization - unconsolidated joint ventures	322	-	322	503	-	503
Adjustment for depreciation and amortization - discontinued operations	1	-	1	413	-	413
Adjustment for minority interest - real estate partnerships	(3,188)	-	(3,188)	(681)	-	(681)
Income from discontinued operations	77	-	77	656	-	656
Gain (loss) on non depreciable assets	50		50	(119)	-	(119)
Dividends on preferred stock	-	(2,400)	(2,400)	-	(2,400)	(2,400)
Dividends on convertible preferred stock	-	-	-	-	(1,173)	(1,173)
Funds from operations available to common stockholders	41,605	(10,570)	31,035	37,840	(6,398)	31,442

Depreciation and amortization	(38,379)	-	(38,379)	(27,608)	-	(27,608)
Depreciation and amortization - unconsolidated joint ventures	(322)	-	(322)	(503)	-	(503)
Depreciation and amortization - discontinued operations	(1)	-	(1)	(413)	-	(413)
Depreciation and amortization - minority interest - real estate partnerships	4,675	-	4,675	825	-	825
Gain on sale of real estate	20,260	-	20,260	13,584	-	13,584
Net income (loss) available to common stockholders	$27,838	$(10,570)	$17,268	$23,725	$(6,398)	$17,327

Total assets	$1,515,144	$6,625	$1,521,769	$1,190,388	$23,825	$1,214,213

Office and parking properties	$1,316,210	$-	$1,316,210	$1,052,499	$-	$1,052,499

Investment in unconsolidated joint ventures	$11,066	$-	$11,066	$11,280	$-	$11,280

Capital expenditures	$24,992	$-	$24,992	$15,344	$-	$15,344

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

 Overview

Parkway is a self-administered and self-managed REIT specializing in the acquisition, operations, leasing and ownership of office properties.  The Company is geographically focused on the Southeastern and Southwestern United States and Chicago.  As of July 1, 2007 Parkway owned or had an interest in 65 office properties located in 11 states with an aggregate of approximately 12.9 million square feet of leasable space.  Included in the portfolio are 18 properties totaling 2.7 million square feet that are owned jointly with other investors, representing 21% of the portfolio.  Under the Company's GEAR UP Plan, which started January 1, 2006 and ends December 31, 2008, it is the Company's goal to transform its strategy from being an owner-operator to being an operator-owner. The strategy highlights the Company's strength in providing excellent service in the operation of office properties in addition to its direct ownership of real estate assets. Fee-based real estate services are offered through the Company's wholly owned subsidiary, Parkway Realty Services LLC, which also manages and/or leases approximately 1.8 million square feet for third party owners as of July 1, 2007.  The Company generates revenue primarily by leasing office space to its customers and providing management and leasing services to third party office property owners (including joint venture interests).  The primary drivers behind Parkway's revenues are occupancy, rental rates and customer retention.

Occupancy.  Parkway's revenues are dependent on the occupancy of its office buildings.  As a result of job losses and over supply of office properties during 2001 through 2003, vacancy rates increased nationally and in Parkway's markets.  In 2004, the office sector began to recover from high vacancy rates due to improving job creation.  As of July 1, 2007, occupancy of Parkway's office portfolio was 91.6% compared to 90.9% as of April 1, 2007 and 90.0% as of July 1, 2006.  Not included in the July 1, 2007 occupancy rate are 19 signed leases totaling 129,000 square feet, which commence during the third and fourth quarters of 2007 and will raise Parkway's percentage leased to 92.6%.  To combat rising vacancy, Parkway utilizes innovative approaches to produce new leases.  These include the Broker Bill of Rights, a short-form service agreement and customer advocacy programs which are models in the industry and have helped the Company maintain occupancy around 92% during a time when the national occupancy rate is approximately 87%.  Parkway projects occupancy ranging from 91% to 94% during 2007 for its office properties with projected annual average occupancy of 92%.

Rental Rates.  An increase in vacancy rates has the effect of reducing market rental rates and vice versa.  Parkway's leases typically have three to seven year terms.  As leases expire, the Company replaces the existing leases with new leases at the current market rental rate.

Customer Retention.  Keeping existing customers is important as high customer retention leads to increased occupancy, less downtime between leases, and reduced leasing costs.  Parkway estimates that it costs five to six times more to replace an existing customer with a new one than to retain the customer.  In making this estimate, Parkway takes into account the sum of revenue lost during downtime on the space plus leasing costs, which rise as market vacancies increase.  Therefore, Parkway focuses a great deal of energy on customer retention.  Parkway's operating philosophy is based on the premise that it is in the customer retention business.  Parkway seeks to retain its customers by continually focusing on operations at its office properties.  The Company believes in providing superior customer service; hiring, training, retaining and empowering each employee; and creating an environment of open communication both internally and externally with customers and stockholders.  Over the past ten years, Parkway maintained an average 73.7% customer retention rate.  Parkway's customer retention for the three months and six months ended June 30, 2007 was 81.0% and 69.2%, respectively, compared to 61.3% and 70.9% for the three months and six months ended June 30, 2006, respectively.

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

•      Retain Customers.  Customer retention remains the cornerstone of the Company's business and is why partners choose to partner with Parkway.  The goal is a customer retention rate of 70% to 75%.  The average customer retention rate since the inception of the GEAR UP Plan on January 1, 2006 is 70%, and we anticipate that the annual customer retention rate for 2007 will be in the range of 70% to 75%.

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

Parkway has made progress on its Asset Recycling and Equity Opportunities goals in 2006 and 2007 as follows:

•      Dispositions.   Parkway sold ten office properties for a gross sales price totaling $153.8 million and recorded a total gain on the sales for financial reporting purposes in the amount of $43.1 million.

•      Fund Acquisitions.  The Fund with Ohio PERS purchased eight office properties at an aggregate contract purchase price of $230.2 million.

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

                In accordance with the GEAR UP Plan, the Company projects the following acquisitions and dispositions for the remainder of 2007:

•         Fee simple office property purchases totaling approximately $100 million;

•         Fund office property purchases totaling approximately $124 million;

•         Contributions of assets to funds or similar ventures where the Company will retain a 25% ownership interest are projected to be made as shown below:

o        Assets in Virginia totaling 883,000 square feet with an estimated net value of $95.5 million in the third quarter of 2007;

o        Assets in Columbia, South Carolina totaling 867,000 square feet with an estimated value of $106 million in the fourth quarter of 2007; and

o        In connection with the proposed ventures, Parkway may incur debt prepayment penalties and expense of approximately $1.7 million.

Discretionary Fund.  On July 6, 2005, Parkway, through affiliated entities, entered into a limited partnership agreement forming a $500 million discretionary fund with Ohio PERS (the "Fund") for the purpose of acquiring high-quality multi-tenant office properties.  Ohio PERS is a 75% investor and Parkway is a 25% investor in the Fund, which will be capitalized with approximately $200 million of equity capital and $300 million of non-recourse, fixed-rate first mortgage debt.  The Fund targets acquisitions in the existing core Parkway markets of Memphis, Houston, Phoenix, Atlanta, Chicago, Charlotte, Orlando, Tampa/St. Petersburg, Ft. Lauderdale and Jacksonville.  There is approximately $228 million remaining capacity for Fund office investments.  The remaining office investments are expected to be funded by approximately $137 million in mortgage debt and $91 million in equity contributions from partners.

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

Financial Condition

 Comments are for the balance sheet dated June 30, 2007 compared to the balance sheet dated December 31, 2006.

                Office and Parking Properties.  In 2007, Parkway continued the application of its strategy of operating and acquiring office properties, joint venturing interests in office assets, as well as liquidating non-core assets and office assets that no longer meet the Company's investment criteria and/or the Company has determined value will be maximized by selling.  During the six months ending June, 2007, total assets increased $9.4 million or .6% and office and parking properties (before depreciation) increased $20.8 million or 1.4%.

                Purchases, Improvements and Development. Parkway's investment in office and parking properties increased $9.9 million net of depreciation to a carrying amount of $1.3 billion at June 30, 2007, and consisted of 59 office and parking properties.  The primary reason for the increase in office and parking properties relates to the net effect of the purchase of land and an office property, building improvements, development costs, the sale of two office properties and depreciation recorded during the quarter.

                On February 28, 2007, the Company purchased 2.5 acres of land in Jackson, Mississippi for $1.8 million.  This land was purchased as part of the Company's plan to develop the 194,000 square foot Class A+ office building known as The Pinnacle at Jackson Place ("The Pinnacle"), adjacent to the Company's headquarters building.  The estimated cost of the development is $48.5 million with expected completion in the fall of 2008.  The Company has received commitments to lease approximately 72% of the new office space from four major customers.  Parkway will be seeking partners for an 80% ownership interest in the development.  The development is designed to utilize benefits available under the Gulf Opportunity Zone Act for new developments in areas affected by Hurricane Katrina.  During the six months ending June 30, 2007, the Company incurred $3.8 million in development costs for The Pinnacle.

                On June 14, 2007 the Fund with Ohio PERS purchased 1401 Enclave Parkway, a 209,000 square foot, six-story office property in Houston, Texas for a purchase price of $46.5 million.  The Fund expects to spend an additional $346,000 for closing costs, building improvements, leasing costs and tenant improvements during the first two years of ownership.

                On June 29, 2007, the Company sold two office properties, First Tennessee Plaza and Cedar Ridge, totaling 549,000 square feet located in Knoxville, Tennessee for a gross sales price of $59 million.  The Company received net cash proceeds from the sale of $56.8 million and the proceeds were used to prepay the $7.4 million first mortgage secured by First Tennessee Plaza and to reduce amounts outstanding under the Company's bank lines of credit.  Parkway recorded a gain on the sale for financial reporting purposes of $20.3 million and expenses related to the prepayment of the mortgage of $494,000 in the second quarter of 2007.  Parkway Realty Services LLC was retained to provide management services for the properties under a five-year agreement.  Therefore, all revenue and expense for these properties are included as a component of continuing operations.

                During the six months ending June 30, 2007, the Company capitalized building improvements and additional purchase expenses of $24.5 million and recorded depreciation expense of $29.6 million related to its office and parking properties.

Intangible Assets, Net.  For the six months ended June 30, 2007, intangible assets net of related amortization decreased $4.1 million and was primarily due to the amortization of the existing intangible assets for the period.

Notes Payable to Banks.  Notes payable to banks decreased $8.2 million or 5.4% during the six months ended June 30, 2007.  At June 30, 2007, notes payable to banks totaled $144.1 million and the decrease is primarily attributable to the net effect of proceeds from the sale of assets used to reduce bank lines of credit offset by advances under bank lines of credit to purchase and develop real estate, make improvements to office properties and retire existing debt.

                Mortgage Notes Payable.  During the six months ended June 30, 2007, mortgage notes payable increased $26.0 million or 3.7% and is due to scheduled principal payments on mortgages of $8.1 million, the prepayment of existing mortgage debt of $25.4 million and the placement of mortgage debt of $59.5 million described below.

                In connection with the purchase of office properties, the Fund with Ohio PERS placed the following non-recourse first mortgages during the six months ending June 30, 2007:

•      On February 9, 2007, the Fund placed a $31.5 million ten-year non-recourse first mortgage with an interest rate of 5.61% in connection with the 2006 purchase of Overlook II in Atlanta, Georgia.  Payments during the mortgage term will be on an interest only basis and the loan matures on March 1, 2017.

•      On June 14, 2007, the Fund placed a $28 million eight-year non-recourse first mortgage with a fixed interest rate of 5.76% in connection with the purchase of 1401 Enclave Parkway in Houston, Texas.  Payments during the mortgage term will be on an interest only basis for five years.  Principle and Interest payments of $5.8 million will be made over remaining term of loan with a balloon payment due at maturity.

                Subsidiary Redeemable Preferred Membership Interests.  In connection with the purchase of the Capital City Plaza in Atlanta, Georgia on April 2, 2004, Parkway issued $15.5 million in preferred membership interests to the seller.  The preferred membership interests pay the seller a 7% coupon rate and were issued to accommodate their tax planning needs.  The seller previously redeemed $4.75 million of the preferred membership interest.  On August 7, 2007, the seller redeemed the remaining $10.7 million of preferred membership interests.

                The computation of the interest, fixed charge and modified fixed charge coverage ratios and the reconciliation of net income to EBITDA is as follows for the six months ended June 30, 2007 and 2006 (in thousands):

	Six Months Ended
	June 30
	2007	2006
Net Income	$ 19,668	$ 20,900
Adjustments to Net Income:
Interest expense	26,183	18,665
Amortization of financing costs	583	557
Prepayment expense on early extinguishment of debt	370	-
Depreciation and amortization	38,380	28,021
Amortization of share based compensation	727	308
Gain on real estate	(20,310)	(13,465)
Tax expense	105	-
EBITDA adjustments - unconsolidated joint ventures	583	1,627
EBITDA adjustments - minority interest in real estate partnerships	(7,470)	(1,505)
EBITDA (1)	$ 58,819	$ 55,108

Interest Coverage Ratio:
EBITDA	$ 58,819	$ 55,108
Interest expense:
Interest expense	$ 26,183	$ 18,665
Capitalized interest	37	-
Interest expense - unconsolidated joint ventures	255	756
Interest expense - minority interest in real estate partnerships	(2,723)	(658)
Total interest expense	$ 23,752	$ 18,763
Interest Coverage Ratio	2.48	2.94

Fixed Charge Coverage Ratio:
EBITDA	$ 58,819	$ 55,108
Fixed charges:
Interest expense	$ 23,752	$ 18,763
Preferred dividends	2,400	3,573
Principal payments (excluding early extinguishment of debt)	8,059	7,375
Principal payments - unconsolidated joint ventures	24	22
Principal payments - minority interest in real estate partnerships	(146)	(147)
Total fixed charges	$ 34,089	$ 29,586
Fixed Charge Coverage Ratio	1.73	1.86

Modified Fixed Charge Coverage Ratio:
EBITDA	$ 58,819	$ 55,108
Modified Fixed Charges:
Interest expense	$ 23,752	$ 18,763
Preferred dividends	2,400	3,573
Total Modified Fixed Charges	$ 26,152	$ 22,336
Modified Fixed Charge Coverage Ratio	2.25	2.47

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

                Parkway views EBITDA primarily as a liquidity measure and, as such, the GAAP financial measure most directly comparable to it is cash flows provided by operating activities.  Because EBITDA is not a measure of financial performance calculated in accordance with GAAP, it should not be considered in isolation or as a substitute for operating income, net income, cash flows provided by operating, investing and financing activities prepared in accordance with GAAP.  The following table reconciles EBITDA to cash flows provided by operating activities for the six months ended June 30, 2007 and 2006 (in thousands):

	Six Months Ended
	June 30
	2007	2006

EBITDA	$ 58,819	$ 55,108

Amortization of above market leases	698	678
Operating distributions from unconsolidated joint ventures	670	785
Interest expense	(26,183)	(18,665)
Prepayment expense on early extinguishment of debt	(370)	-
Tax expense	(105)	-
Increase in receivables and other assets	(2,434)	(2,526)
Increase (decrease) in accounts payable and other liabilities	1,171	(812)
Adjustments for minority interests	5,983	1,361
Adjustments for unconsolidated joint ventures	(1,131)	(1,953)

Cash flows provided by operating activities	$ 37,118	$ 33,976

                Minority Interest - Real Estate Partnerships. During the six months ending June 30, 2007, minority interest associated with real estate partnerships decreased $11.9 million or 13.2%.  The decrease is attributable to the distribution of the minority interest partner's share of the $59.5 million mortgage notes payable placed by the Fund offset by the minority interest partner's contribution toward the purchase of an office property.

                Stockholders' Equity. Stockholders' equity increased $1.1 million or .2% during the six months ended June 30, 2007, as a result of the following (in thousands):

Increase
(Decrease)
Net income	$ 19,668
Change in unrealized loss on equity securities	(7)
Change in market value of interest rate swaps	(37)
Comprehensive income	19,624
Common stock dividends declared	(20,616)
Preferred stock dividends declared	(2,400)
Exercise of stock options	2,788
Share based compensation expense	727
Shares distributed from deferred compensation plan	354
Shares issued through DRIP Plan	363
Shares issued in lieu of Directors' fees	251
Shares issued through Employee Stock Purchase Plan	36
Stock offering issuance costs	(30)
$ 1,097

                On August 3, 2007, the Board of Directors authorized the repurchase of up to 1.7 million shares of Parkway's outstanding common stock through July 30, 2008.  The shares may be purchased in the open market or in privately negotiated transactions, and at times and in amounts that the Company deems appropriate.

Results of Operations

 Comments are for the three months and six months ended June 30, 2007 compared to the three months and six months ended June 30, 2006.

            Net income available to common stockholders for the three months ended June 30, 2007 was $18.0 million ($1.15 per basic common share) as compared to net income available to common stockholders of $17.4 million ($1.24 per basic common share) for the three months ended June 30, 2006.  Net income available to common stockholders for the six months ended June 30, 2007 was $17.3 million ($1.10 per basic common share) as compared to net income available to common stockholders of $17.3 million ($1.23 per basic common share) for the six months ended June 30, 2006.  Net gain on the sale of real estate and other assets of $20.3 million and $13.5 million were included in net income available to common stockholders for the three months and six months ended June 30, 2007 and 2006, respectively.

                Office and Parking Properties.  The analysis below includes changes attributable to same store properties, acquisitions and dispositions of office properties.  Same store properties are those that the Company owned for the current and prior year reporting periods, excluding properties classified as discontinued operations.  At June 30, 2007, same store properties consisted of 52 properties comprising 10.1 million square feet.  Properties acquired in 2006 and 2007 that do not meet the definition of same store properties consisted of nine properties with 2.4 million square feet.

                The following table represents income from office and parking properties for the three months and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30				Six Months Ended June 30
			Increase	%			Increase	%
	2007	2006	(Decrease)	Change	2007	2006	(Decrease)	Change
Income from office and parking properties:
Same store properties	$48,292	$47,263	$1029	2.2%	$97,196	$94,741	$2,455	2.6%
Properties acquired in 2006	12,527	454	12,073	2659.3%	25,161	454	24,707	5442.1%
Properties acquired in 2007	274	-	274	0.0%	274	-	274	0.0%
Properties disposed	(8)	1,159	(1,167)	-100.7%	(8)	2,342	(2,350)	-100.3%
Total income from office and
parking properties	$61,085	$48,876	$12,209	25.0%	$122,623	$97,537	$25,086	25.7%

                Income from office and parking properties for same store properties increased $1.0 million and $2.5 million for the three months and six months ended June 30, 2007, respectively, compared to the same periods for 2006.  The primary reason for the increase is due to an increase in same store occupancy and average rental rates for same store properties for the six months ended June 30, 2007 compared to June 30, 2006.  Average same store occupancy was 91.5% for the six months ended June 30, 2007 compared to 89.1% for the same period of 2006.  Same store rental rates increased 1.9% for the six months ended June 30, 2007 compared to the same period of 2006.

                The following table represents property operating expenses for the three months and six months ended June 31, 2007 and 2006 (in thousands):

	Three Months Ended June 30				Six Months Ended June 30
			Increase	%			Increase	%
	2007	2006	(Decrease)	Change	2007	2006	(Decrease)	Change
Income from office and parking properties:
Same store properties	$22,448	$22,000	$448	2.0%	$44,724	$45,026	$(302)	-0.7%
Properties acquired in 2006	6,178	151	6,027	3991.4%	12,118	151	11,967	7925.2%
Properties acquired in 2007	110	-	110	0.0%	110	-	110	0.0%
Office property development	57	-	57	0.0%	57	-	57	0.0%
Properties disposed	26	641	(615)	-95.9%	44	1,244	(1,200)	-96.5%
Total income from office and
parking properties	$28,819	$22,792	$6,027	26.4%	$57,053	$46,421	$10,632	22.9%

                Property operating expenses for same store properties increased $448,000 for the three months ended June 30, 2007 compared to the same period of 2006 and decreased $302,000 for the six months ended June 30, 2007 compared to the same period of 2006.  The primary reason for the year to date decrease is due to decreased utilities.

Depreciation and amortization expense attributable to office and parking properties increased $5.1 million and $10.8 million for the three months and six months ended June 30, 2007, respectively, compared to the same period for 2006 and is due to the increase in the net investment in office and parking properties due to additional purchases and improvements to properties.

                Management Company Income.  Management company income decreased $4.0 million for the three months and six months ending June 30, 2007 compared to the same period of 2006 and is primarily due to the additional management and incentive fee recorded in 2006 as a result of the economic returns generated above an internal rate of return hurdle rate achieved over the life of the Viad joint venture.  The fees were received and recognized by Parkway in the second quarter of 2006 at closing of the sale of Viad Corporate Center.

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

                Share based compensation expense of $727,000 and $308,000 was recognized for the six months ending June 30, 2007 and 2006, respectively.  Total compensation expense related to nonvested awards subject to service conditions not yet recognized was $4.7 million as of June 30, 2007.  The weighted average period over which this expense is expected to be recognized is approximately 3.0 years.  Total potential compensation expense associated with shares that vest based on performance conditions is $1.5 million as of June 30, 2007.

                General and Administrative Expense.  General and administrative expense increased $623,000 and $1.1 million for the three months and six months ended June 30, 2007, respectively, compared to the same period of 2006 and is primarily attributable to increased personnel costs, share based compensation expense and professional fees.

                Gain on Sale of Real Estate and Other Assets.  For the three months and six months ended June 30, 2007, Parkway recorded a gain on the sale of two office properties in Knoxville, Tennessee in the amount of $20.3 million.  For the three months and six months ended June 30, 2006, the Company recorded a gain on the sale of the Viad Corporate Center in the amount of $13.6 million and recognized an impairment loss on investment securities in the amount of $119,000.

                Interest Expense.  Interest expense, including amortization, increased $4.3 million and $7.9 million for the three months and six months ended June 30, 2007, respectively, compared to the same period of 2006 and is comprised of the following (in thousands):

	Three Months Ended June 30				Six Months Ended June 30
			Increase	%			Increase	%
	2007	2006	(Decrease)	Change	2007	2006	(Decrease)	Change
Interest expenses:
Mortgage interest expense	$10,394	$6,868	$3,526	51.3%	$20,644	$13,678	$6,966	50.9%
Bank line interest expense	2,687	2,466	221	9.0%	5,166	4,614	552	12.0%
Subsidiary redeemable preferred
membership interest	187	187	-	0.0%	373	373	-	0.0%
Debt prepayment expense	494	-	494	0.0%	370	-	370	0.0%
Mortgage loan cost amortization	192	161	31	19.3%	389	323	66	20.4%
Bank loan cost amortization	98	114	(16)	-14.0%	194	234	(40)	-17.1%

Total interest expense	$14,052	$9,796	$4,256	43.4%	$27,136	$19,222	$7,914	41.2%

                Mortgage interest expense increased $3.5 million and $7.0 million for the three months and six months ended June 30, 2007, respectively, compared to the same period for 2006 and is due to the net effect of new loans placed or assumed in 2007 and 2006 and the early extinguishment of two mortgages in 2007.  The average interest rate on mortgage notes payable as of June 30, 2007 and 2006 was 5.8% and 5.7%, respectively.

Liquidity and Capital Resources

Statement of Cash Flows.   Cash and cash equivalents were $8.2 million and $4.5 million at June 30, 2007 and December 31, 2006, respectively.  Cash flows provided by operating activities for the six months ended June 30, 2007 were $37.1 million compared to $34.0 million for the same period of 2006.  The increase in cash flows from operating activities of $3.1 million is primarily attributable to the effect of the timing of receipt of revenues and payment of expenses.

                Cash used in investing activities was $19.6 million for the six months ended June 30, 2007 compared to cash used in investing activities of $40.8 million for the same period of 2006.  The decrease in cash used in investing activities of $21.2 million is primarily due to the net effect of increased proceeds on the sale of office properties, offset by an increase in office property improvements and development costs.

                Cash used in financing activities was $13.8 million for the six months ended June 30, 2007 compared to cash provided by financing activities of $7.2 million for the same period of 2006.  The decrease in cash provided by financing activities of $21.0 million is primarily due to the net effect of an early extinguishment of two mortgage notes payable in 2007, proceeds from the sale of office properties used to reduce bank lines of credit, offset by proceeds received on mortgage placements in 2007.

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

                At June 30, 2007, Parkway had a total of $144.1 million outstanding under a four-year $140 million unsecured revolving credit facility and a five-year $60 million unsecured term loan, both led by Wachovia Bank and syndicated to nine other banks (the "$200 million line"), a $15 million unsecured line of credit with PNC Bank (the "$15 million line") and a $9 million unsecured line of credit with Trustmark National Bank (the "$9 million line").  The weighted average interest rate on unsecured lines of credit was 6.2% and 5.8% at June 30, 2007 and 2006, respectively.

The $200 million line is comprised of a $60 million term loan maturing in April 2011 and a $140 million revolving loan maturing in April 2010. The interest rate on the $200 million line is based on LIBOR plus 80 to 130 basis points depending upon overall Company leverage, with the current rate set at LIBOR plus 130 basis points as of June 30, 2007.  The Company pays an annual administration fee of $35,000 and fees on the unused portion of the revolver ranging between 12.5 and 20 basis points based upon overall Company leverage, with the rate set at 12.5 basis points at June 30, 2007.

                The Company's $200 million line requires compliance with a number of restrictive financial covenants, including tangible net worth, fixed charge coverage ratio, unencumbered interest coverage ratio, total debt to total asset ratio, secured debt to total asset value ratio, secured recourse debt to total asset value ratio and unencumbered pool restrictions.  As of June 30, 2007 the Company was in compliance with these financial covenants.

The $15 million line matures January 29, 2008, is unsecured and is expected to fund the daily cash requirements of the Company's treasury management system.  The interest rate on the $15 million line is based on LIBOR plus 80 to 130 basis points, depending upon overall Company leverage, with the current rate set at LIBOR plus 130 basis points as of June 30, 2007.  Under the $15 million line, the Company does not pay annual administration fees or fees on the unused portion of the line.

The $9 million line with Trustmark National Bank is interest only, has a current interest rate equal to the 30-day LIBOR rate plus 132.5 basis points and matures December 7, 2007.  The proceeds of the loan were used to finance the construction of the City Centre Garage, which was completed in 2005.

To protect against the potential for rapidly rising interest rates, the Company entered into interest rate swap agreements in 2005 and 2004.  The Company designated the swaps as hedges of the variable interest rates on the Company's borrowings under the Wachovia unsecured revolving credit facility.  Accordingly, changes in the fair value of the swaps are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings.  The Company's interest rate hedge contracts as of June 30, 2007 and 2006 are summarized as follows (in thousands):

					Fair
					Market Value
Type of	Notional	Maturity		Fixed	June 30
Hedge	Amount	Date	Reference Rate	Rate	2007	2006
Swap	$40,000	12/31/08	1-Month LIBOR	4.360%	$ 506	$ 1,053
Swap	$20,000	12/31/08	1-Month LIBOR	4.245%	289	578
					$ 795	$ 1,631

At June 30, 2007, the Company had $722.0 million in mortgage notes payable with an average interest rate of 5.8% secured by office properties and $144.1 million drawn under bank lines of credit.  Parkway's pro rata share of unconsolidated joint venture debt was $9.8 million with an average interest rate of 5.2% at June 30, 2007.  Based on the Company's total market capitalization of approximately $1.6 billion at June 30, 2007 (using the June 30, 2007 closing price of $48.03 per common share), the Company's debt represented approximately 48.3% of its total market capitalization.  The Company targets a debt to total market capitalization rate at a percentage in the range of 45% to 50%.  This rate may vary at times pending acquisitions, sales and/or equity offerings.  In addition, volatility in the price of the Company's common stock may affect the debt to total market capitalization ratio.  However, over time the Company plans to maintain a percentage in the range of 45% to 50%.

                In addition to the debt to total market capitalization ratio, the Company also monitors interest, fixed charge and modified fixed charge coverage ratios.  The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization ("EBITDA").  This ratio for the six months ended June 30, 2007 and 2006 was 2.48 and 2.94 times, respectively.  The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA.  This ratio for the six months ended June 30, 2007 and 2006 was 1.73 and 1.86 times, respectively.   The modified fixed charge coverage ratio is computed by comparing the cash interest accrued and preferred dividends paid to EBITDA.  This ratio for the six months ended June 30, 2007 and 2006 was 2.25 and 2.47 times, respectively.    In accordance with the GEAR UP Plan, Parkway has established a self-imposed limit for the modified fixed charge coverage ratio of 2.5 times as the Company's pledge not to use leverage to achieve Company goals.  Management believes the debt to market capitalization, interest coverage, fixed charge coverage and modified fixed charge coverage ratios provide useful information on total debt levels as well as the Company's ability to cover interest, principal and/or preferred dividend payments with current income.

                The table below presents the principal payments due and weighted average interest rates for the mortgage notes payable as of June 30, 2007.

	Average	Mortgage Notes Payable
	Interest Rate	(In thousands)
2007*	5.8%	$ 7,522
2008	5.9%	55,938
2009	5.9%	36,201
2010	5.9%	97,476
2011	6.1%	111,665
2012	6.1%	63,041
Thereafter	6.3%	350,179
Total		$ 722,022

Fair value at 06/30/07		$ 716,549

*Remaining six months

The Company presently has plans to make additional capital improvements at its office properties in 2007 of approximately $22.8 million.  These expenses include tenant improvements, capitalized acquisition costs and capitalized building improvements.  Approximately $11.1 million of these improvements relate to upgrades on properties acquired in recent years that were anticipated at the time of purchase.  All such improvements are expected to be financed by cash flow from the properties, capital expenditure escrow accounts, advances on the bank lines of credit or contributions from partners.

                In 2006, the Company announced the proposed development of a 194,000 square foot Class A+ office building in Jackson, Mississippi known as The Pinnacle at Jackson Place, adjacent to the Company's headquarters building.  The estimated cost of the development is $48.5 million with expected completion in the fall of 2008.  In 2007, the Company expects to incur approximately $11 million in construction costs.  The Company has received commitments to lease approximately 72% of the new office space from four major customers.  Parkway will be seeking partners for an 80% ownership interest in the development.  The development is designed to utilize benefits available under the Gulf Opportunity Zone Act for new developments in areas affected by Hurricane Katrina.

                In accordance with Parkway's strategic plan, GEAR UP, the Company projects the following acquisitions and dispositions in 2007.  Item 2.  "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Strategic Planning," includes a full discussion of the GEAR UP Plan.

•       Fee simple office property purchases totaling approximately $100 million, which will be funded with proceeds from sales and/or bank lines of credit.

•      Fund office property purchases totaling approximately $124 million.  Parkway's equity contribution will be approximately $12.4 million and will be funded with proceeds from sales and/or bank lines of credit.

•         Contributions of asset to funds or similar ventures where the Company will retain a 25% ownership interest are projected to be made as shown below:

o        Assets in Virginia totaling 883,000 square feet with an estimated net value of $95.5 million in the third quarter of 2007;

o        Assets in Columbia, South Carolina totaling 867,000 square feet with an estimated value of $106 million in the fourth quarter of 2007; and

o        In connection with the proposed ventures, Parkway may incur debt prepayment penalties and expense of approximately $1.7 million.

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

                The following table presents a reconciliation of the Company's net income to FFO for the three months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Net income	$19,240	$19,159	$19,668	$20,900
Adjustments to derive funds from operations:
Depreciation and amortization	19,168	14,082	38,379	27,608
Depreciation and amortization - discontinued operations	1	213	1	413
Minority interest depreciation and amortization	(2,284)	(415)	(4,675)	(825)
Adjustments for unconsolidated joint ventures	161	214	322	503
Preferred dividends	(1,200)	(1,200)	(2,400)	(2,400)
Convertible preferred dividends	-	(586)	-	(1,173)
Gain on sale of real estate	(20,260)	(13,584)	(20,260)	(13,584)
Funds from operations applicable to common
shareholders	$14,826	$17,883	$31,035	$31,442

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

Item 4.        Submission of Matters to a Vote of Security Holders.

On May 10, 2007, the Company held its Annual Meeting of Stockholders.  At the Annual Meeting, the following nine directors were elected to serve until the next Annual Meeting.

	SHARES OF COMMON STOCK
	FOR	WITHHOLD AUTHORITY
Daniel P. Friedman	13,732,081	17,723
Roger P. Friou	13,632,360	117,444
Martin L. Garcia	13,731,194	18,609
Matthew W. Kaplan	13,729,660	20,144
Michael J. Lipsey	13,659,643	90,161
Steven G. Rogers	13,727,353	22,451
Leland R. Speed	13,384,230	365,574
Troy A. Stovall	13,689,309	60,495
Lenore M. Sullivan	13,730,793	19,011

In addition, the following items were also approved at the May 10, 2007 Annual Meeting:

Proposal to consider and ratify the appointment of Ernst &Young LLP as independent accountants of the Company for the 2007 fiscal year.

SHARES OF COMMON STOCK
FOR	13,627,444
AGAINST	116,838
ABSTAIN	5,522

Item 6.        Exhibits

10.1     Second Amendment to Credit Agreement among Parkway Properties, LP as Borrower; 111 Capitol Building Limited Partnership, Parkway Jackson, LLC, Parkway Lamar LLC, Parkway Properties, Inc. and Parkway Properties General Partners, Inc. collectively as Guarantors; Wachovia Bank, National Association as Agent; Wachovia Capital Markets, LLC as Sole Lead Arranger and Sole Book Runner; and the Lenders identified therein dated as of May 31, 2007 (incorporated by reference to the Company's Form 8-K filed May 31, 2007).

10.2     Amendment to Bylaws dated July 12, 2007 (incorporated by reference to the Company's Form 8-K filed July 13, 2007).

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

DATE: August 7, 2007	PARKWAY PROPERTIES, INC.

	BY:	/s/ Mandy M. Pope
Mandy M. Pope, CPA
Senior Vice President and
Chief Accounting Officer