Form 10-Q
period 2007-09-30
PARKWAY PROPERTIES INC
filed 2007-11-07
CIK 729237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_____________________________________________

FORM 10-Q

                                       ☒                                          Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2007
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

Yes  ☐ No  ☒

        15,455,292 shares of Common Stock, $.001 par value, were outstanding as of November 1, 2007.

PARKWAY PROPERTIES, INC.

 FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

Part I. Financial Information

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30	December 31
	2007	2006
	(Unaudited)
Assets
Real estate related investments:
Office and parking properties	$1,551,823	$1,517,468
Office property development	7,662	-
Accumulated depreciation	(240,245)	(211,187)
	1,319,240	1,306,281

Land available for sale	1,467	1,467
Investment in unconsolidated joint ventures	11,068	11,179
	1,331,775	1,318,927

Rents receivable and other assets	110,732	107,145
Intangible assets, net	73,962	81,800
Cash and cash equivalents	11,424	4,474
	$1,527,893	$1,512,346
Liabilities
Notes payable to banks	$186,799	$152,312
Mortgage notes payable	718,311	696,012
Accounts payable and other liabilities	85,688	72,659
Subsidiary redeemable preferred membership interests	-	10,741
	990,798	931,724
Minority Interest
Minority Interest - unit holders	35	36
Minority Interest - real estate partnerships	77,751	90,280
	77,786	90,316
Stockholders' Equity
8.00% Series D Preferred stock, $.001 par value,
2,400,000 shares authorized, issued and outstanding	57,976	57,976
Common stock, $.001 par value, 67,600,000 shares authorized,
15,453,636 and 15,764,799 shares issued and outstanding
in 2007 and 2006, respectively	15	16
Common stock held in trust, at cost, 104,500 and 115,000
shares in 2007 and 2006, respectively	(3,540)	(3,894)
Additional paid-in capital	433,972	449,141
Accumulated other comprehensive income	137	828
Accumulated deficit	(29,251)	(13,761)
	459,309	490,306
	$1,527,893	$1,512,346

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	Three Months Ended
	September 30
	2007	2006
	(Unaudited)
Revenues
Income from office and parking properties	$60,785	$54,923
Management company income	432	284
Total revenues	61,217	55,207

Expenses
Property operating expense	28,338	26,590
Depreciation and amortization	19,694	17,257
Operating expense for other real estate properties	2	1
Management company expenses	343	223
General and administrative	1,860	1,282
Total expenses	50,237	45,353

Operating income	10,980	9,854

Other income and expenses
Interest and other income	90	8
Equity in earnings of unconsolidated joint ventures	234	198
Loss on sale of real estate and other assets	(3)	-
Interest expense	(13,374)	(12,565)

Loss before minority interest and discontinued operations	(2,073)	(2,505)
Minority interest - unit holders	(2)	(1)
Minority interest - real estate partnerships	1,088	225

Loss from continuing operations	(987)	(2,281)

Discontinued operations:
Income from discontinued operations	93	130
Gain on sale of real estate from discontinued operations	-	211
Net loss	(894)	(1,940)
Change in market value of interest rate swaps	(658)	(799)
Change in unrealized loss on equity securities	11	-
Comprehensive loss	$(1,541)	$(2,739)

Net loss available to common stockholders:
Net loss	$(894)	$(1,940)
Dividends on preferred stock	(1,200)	(1,200)
Dividends on convertible preferred stock	-	(481)
Net loss available to common stockholders	$(2,094)	$(3,621)

Net loss per common share:
Basic:
Loss from continuing operations	$(0.14)	$(0.28)
Discontinued operations	-	0.03
Net loss	$(0.14)	$(0.25)
Diluted:
Loss from continuing operations	$(0.14)	$(0.28)
Discontinued operations	-	0.03
Net loss	$(0.14)	$(0.25)

Dividends per common share	$0.65	$0.65

Weighted average shares outstanding:
Basic	15,507	14,236
Diluted	15,507	14,236

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Nine Months Ended
	September 30
	2007	2006
	(Unaudited)
Revenues
Income from office and parking properties	$183,408	$152,460
Management company income	1,196	5,082
Total revenues	184,604	157,542

Expenses
Property operating expense	85,391	73,011
Depreciation and amortization	58,073	44,864
Operating expense for other real estate properties	4	4
Management company expenses	887	898
General and administrative	5,105	3,405
Total expenses	149,460	122,182

Operating income	35,144	35,360

Other income and expenses
Interest and other income	308	34
Equity in earnings of unconsolidated joint ventures	782	524
Gain on sale of real estate and other assets	20,307	13,465
Interest expense	(40,510)	(31,787)

Income before minority interest and discontinued operations	16,031	17,596
Minority interest - unit holders	(2)	(1)
Minority interest - real estate partnerships	2,575	369

Income from continuing operations	18,604	17,964

Discontinued operations:
Income from discontinued operations	170	785
Gain on sale of real estate from discontinued operations	-	211
Net income	18,774	18,960
Change in market value of interest rate swaps	(695)	(73)
Change in unrealized loss on equity securities	4	79
Comprehensive income	$18,083	$18,966

Net income available to common stockholders:
Net income	$18,774	$18,960
Dividends on preferred stock	(3,600)	(3,600)
Dividends on convertible preferred stock	-	(1,654)
Net income available to common stockholders	$15,174	$13,706

Net income per common share:
Basic:
Income from continuing operations	$0.96	$0.90
Discontinued operations	0.01	0.07
Net income	$0.97	$0.97
Diluted:
Income from continuing operations	$0.95	$0.89
Discontinued operations	0.01	0.07
Net income	$0.96	$0.96

Dividends per common share	$1.95	$1.95

Weighted average shares outstanding:
Basic	15,598	14,108
Diluted	15,773	14,284

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Nine Months Ended
	September 30
	2007	2006
	(Unaudited)

8.34% Series B Cumulative Convertible
Preferred stock, $.001 par value
Balance at beginning of period	$-	$28,122
Conversion of preferred stock to common stock	-	(18,672)
Balance at end of period	-	9,450
8.00% Series D Preferred stock, $.001 par value
Balance at beginning of period	57,976	57,976
Balance at end of period	57,976	57,976
Common stock, $.001 par value
Balance at beginning of period	16	14
Purchase of Company stock	(1)	-
Share issued - stock offering	-	1
Balance at end of period	15	15
Common stock held in trust
Balance at beginning of period	(3,894)	(4,198)
Shares distributed from deferred compensation plan	354	304
Balance at end of period	(3,540)	(3,894)
Additional paid-in capital
Balance at beginning of period	449,141	389,971
Stock options exercised	3,029	5,659
Conversion of preferred stock to common stock	-	18,671
Share issued in lieu of Directors' fees	251	170
Shares issued - DRIP plan	363	149
Issuance costs - stock offering	(28)	-
Employee Stock Purchase Plan	37	(10)
Purchase of Company stock	(19,935)	(2,814)
Share based compensation expense	1,114	584
Reclassification upon the adoption of SFAS No. 123R	-	(3,101)
Balance at end of period	433,972	409,279
Unearned compensation
Balance at beginning of period	-	(3,101)
Reclassification upon the adoption of SFAS No. 123R	-	3,101
Balance at end of period	-	-
Accumulated other comprehensive income
Balance at beginning of period	828	826
Change in unrealized gain on equity securities	4	79
Change in market value of interest rate swaps	(695)	(73)
Balance at end of period	137	832
Accumulated deficit
Balance at beginning of period	(13,761)	4,906
Net income	18,774	18,960
Preferred stock dividends declared	(3,600)	(3,600)
Convertible preferred stock dividends declared	-	(1,654)
Common stock dividends declared	(30,664)	(27,942)
Balance at end of period	(29,251)	(9,330)
Total stockholders' equity	$459,309	$464,328

See notes to consolidated financial statements. Page 6 of 37

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30
	2007	2006
	(Unaudited)
Operating activities
Net income	$18,774	$18,960
Adjustments to reconcile net income to cash provided by
operating activities:
Depreciation and amortization	58,073	44,864
Depreciation and amortization - discontinued operations	1	535
Amortization of above market leases	754	1,171
Amortization of loan costs	898	824
Share based compensation expense	1,114	584
Operating distributions from unconsolidated joint ventures	902	1,150
Loss allocated to minority interests	(2,573)	(368)
Gain on sale of real estate	(20,307)	(13,676)
Equity in earnings of unconsolidated joint ventures	(782)	(524)
Changes in operating assets and liabilities:
Increase in receivables and other assets	(7,360)	(18,428)
Increase in accounts payable and other liabilities	8,749	10,550

Cash provided by operating activities	58,243	45,642

Investing activities
Distributions from unconsolidated joint ventures	89	15,395
Investments in unconsolidated joint ventures	-	(113)
Purchases of real estate related investments	(49,773)	(221,394)
Proceeds from sale of real estate	56,795	14,550
Real estate development	(6,417)	-
Improvements to real estate related investments	(35,943)	(24,387)

Cash used in investing activities	(35,249)	(215,949)

Financing activities
Principal payments on mortgage notes payable	(37,201)	(25,727)
Proceeds from long-term financing	59,500	196,600
Proceeds from bank borrowings	181,712	112,759
Payments on bank borrowings	(148,057)	(87,036)
Redemption of subsidiary redeemable preferred membership interests	(10,741)	-
Debt financing costs	(738)	(1,417)
Stock options exercised	3,029	5,659
Purchase of Company stock	(19,936)	(2,814)
Dividends paid on common stock	(30,428)	(27,725)
Dividends paid on preferred stock	(3,600)	(5,360)
Contributions from minority interest partners	38,056	7,977
Distributions to minority interest partners	(48,012)	(943)
Employee stock purchase plan	37	(10)
Proceeds from DRIP plan	363	149
Issuance costs from stock offering	(28)	-

Cash (used in) provided by financing activities	(16,044)	172,112

Change in cash and cash equivalents	6,950	1,805

Cash and cash equivalents at beginning of period	4,474	3,363

Cash and cash equivalents at end of period	$11,424	$5,168

See notes to consolidated financial statements.

Parkway Properties, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2007

(1)           Basis of Presentation

                The consolidated financial statements include the accounts of Parkway Properties, Inc. ("Parkway" or "the Company"), its wholly-owned subsidiaries and joint ventures in which the Company has a controlling interest.  The other partners' equity interests in the consolidated joint ventures are reflected as minority interests in the consolidated financial statements.  Parkway also consolidates subsidiaries where the entity is a variable interest entity and Parkway is the primary beneficiary, as defined in FASB Interpretation 46R, Consolidation of Variable Interest Entities ("FIN 46R").  All significant intercompany transactions and accounts have been eliminated in the accompanying financial statements.

                The Company determines consolidation for joint ventures based on standards set forth in EITF 96-16, Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights; EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights; Statement of Position 78-9, Accounting for Investments in Real Estate Ventures; and FIN 46R.  Based on the guidance set forth in these pronouncements, the Company consolidates certain joint ventures where it controls major operating and management decisions, or where the Company is the sole general partner and the limited partners do not possess kick-out rights or other substantive participating rights or where the entity is a variable interest entity and Parkway is the primary beneficiary.  The equity method of accounting is used for those joint ventures that do not meet the criteria for consolidation and where Parkway exercises significant influence but does not control these joint ventures.

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

                The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  All such adjustments are of a normal recurring nature.  Operating results for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.  The financial statements should be read in conjunction with the annual report and the notes thereto.

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

(2)           Net Income (Loss) Per Common Share

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

The computation of diluted EPS is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Numerator:
Basic and diluted net (loss) income
available to common stockholders	$(2,094)	$(3,621)	$15,174	$13,706

Denominator:
Basic weighted average shares	15,507	14,236	15,598	14,108
Dilutive effect of share equivalents	-	-	175	176
Dilutive weighted average shares	15,507	14,236	15,773	14,284
Diluted earnings (loss) income per share	$(0.14)	$(0.25)	$0.96	$0.96

                The computation of diluted EPS for the three months and nine months ended September 30, 2006 did not assume the conversion of the 8.34% Series B cumulative preferred stock because their inclusion would have been anti-dilutive.  The computation of diluted EPS for the three months ended September 30, 2007 and 2006 did not include the effect of share equivalents because their inclusion would have been anti-dilutive.

(3)           Supplemental Cash Flow Information and Schedule of Non-Cash Investing and Financing Activity

                 The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

	Nine Months Ended
	September 30
	2007	2006
	(in thousands)

Supplemental cash flow information:
Cash paid for interest	$39,362	$30,113
Income taxes refunded	(19)	(13)
Supplemental schedule of non-cash investing and financing activity:
Shares issued in lieu of Directors' fees	251	170
Capital lease obligation	3,989	-

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

                On June 29, 2007, the Company sold two office properties, First Tennessee Plaza and Cedar Ridge, totaling 549,000 square feet located in Knoxville, Tennessee for a gross sales price of $59 million.  The Company received net cash proceeds from the sale of $56.8 million and the proceeds were used to prepay the $7.4 million first mortgage secured by First Tennessee Plaza and to reduce amounts outstanding under the Company's bank lines of credit.  Parkway recorded a gain on the sale for financial reporting purposes of $20.3 million and expenses related to the prepayment of the mortgage of $494,000 in the second quarter of 2007.  Parkway Realty Services LLC, a subsidiary of the Company, was retained to provide management services for the properties under a five-year agreement.  Therefore, all revenue and expense for these properties are included as a component of continuing operations.

(5)           Office Property Development

                On February 28, 2007, the Company purchased 2.5 acres of land in Jackson, Mississippi for $1.8 million.  This land was purchased as part of the Company's plan to develop the 194,000 square foot Class A+ office building known as The Pinnacle at Jackson Place ("The Pinnacle"), adjacent to the Company's headquarters building.  The estimated cost of the development is $48.5 million with expected completion in the fall of 2008.  The Company has received commitments to lease approximately 70% of the new office space from four major customers.  Parkway will be seeking partners for an 80% ownership interest in the development.  The development is designed to utilize benefits available under the Gulf Opportunity Zone Act for new developments in areas affected by Hurricane Katrina.  During the nine months ending September 30, 2007, the Company incurred $7.7 million in development costs for The Pinnacle.

                On September 1, 2007, Parkway entered into a lease for the parking garage known as Parking at Jackson Place, which is adjacent to the Company's headquarters and The Pinnacle in Jackson, Mississippi.  The term of the lease is 60 years with a renewal option for an additional 30 years.  The company expects to spend $4.5 million in improvements to the garage and will have complete operational control over the asset.  Since the fair value of the land is greater than 25% of the total value of the property, the Company is accounting for the component of the lease attributable to the land as an operating lease and the component attributable to the building as a capital lease.

(6)           Discontinued Operations

                All current and prior period income from the following office property dispositions are included in discontinued operations for the nine months ended September 30, 2007 and 2006 (in thousands).

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

The amount of revenue and expense for these five office properties reported in discontinued operations for the three months and nine months ended September 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Income Statement:
Revenues
Income from office and parking properties	$17	$636	$67	$2,694
	17	636	67	2,694
Expenses
Property operating expense	(76)	385	(104)	1,374
Depreciation and amortization	-	121	1	535
	(76)	506	(103)	1,909

Income from discontinued operations	93	130	170	785
Gain on sale of real estate from discontinued operations	-	211	-	211
Total discontinued operations	$93	$341	$170	$996

 (7)           Investment in Unconsolidated Joint Ventures

                As of September 30, 2007, the Company was invested in four unconsolidated joint ventures with unrelated investors. These joint ventures are accounted for using the equity method of accounting, as Parkway does not control, but has the ability to significantly influence the operations of the joint ventures and is not the primary beneficiary, as that term is defined in FIN 46R.  As a result, the assets and liabilities of the joint ventures are not included in Parkway's consolidated balance sheet.  Information relating to the unconsolidated joint ventures at September 30, 2007 is detailed below (in thousands).

			Parkway's
			Ownership	Square	Percentage
Joint Ventures	Property Name	Location	Interest	Feet	Leased

Wink-Parkway Partnership	Wink Building	New Orleans, LA	50.0%	32	100.0%
Parkway Joint Venture, LLC ("Jackson JV")	UBS Building/River Oaks	Jackson, MS	20.0%	167	80.3%
RubiconPark I, LLC ("Rubicon JV")	Lakewood/Falls Pointe	Atlanta, GA	20.0%	551	98.6%
	Carmel Crossing	Charlotte, NC
RubiconPark II, LLC ("Maitland JV")	Maitland 200	Orlando, FL	20.0%	204	100.0%
				954	95.7%

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

                Balance sheet information for the unconsolidated joint ventures is summarized below as of September 30, 2007 and December 31, 2006 (in thousands):

Balance Sheet Information
	September 30, 2007
	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	JV	Building	JV	JV	JV	Total
Unconsolidated Joint Ventures (at 100%):
Real Estate, Net	$-	$1,197	$15,933	$66,850	$29,416	$113,396
Other Assets	-	282	1,224	7,002	688	9,196
Total Assets	$-	$1,479	$17,157	$73,852	$30,104	$122,592

Mortgage Debt (a)	$-	$201	$12,600	$52,000	$18,730	$83,531
Other Liabilities	-	12	479	1,670	641	2,802
Partners' and Shareholders' Equity	-	1,266	4,078	20,182	10,733	36,259
Total Liabilities & Partners'/Shareholders' Equity	$-	$1,479	$17,157	$73,852	$30,104	$122,592

Parkway's Share of Unconsolidated
Joint Ventures
Real Estate, Net	$-	$598	$3,187	$13,370	$5,883	$23,038
Mortgage Debt	$-	$101	$2,520	$7,200	$-	$9,821
Investment in Joint Ventures	$-	$633	$(218)	$5,406	$5,247	$11,068

	December 31, 2006
	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	JV	Building	JV	JV	JV	Total
Unconsolidated Joint Ventures (at 100%):
Real Estate, Net	$-	$1,214	$16,431	$68,053	$28,980	$114,678
Other Assets	190	256	1,083	6,355	663	8,547
Total Assets	$190	$1,470	$17,514	$74,408	$29,643	$123,225

Mortgage Debt (a)	$-	$275	$12,600	$52,000	$19,061	$83,936
Other Liabilities	26	113	493	1,333	489	2,454
Partners' and Shareholders' Equity	164	1,082	4,421	21,075	10,093	36,835
Total Liabilities & Partners'/Shareholders' Equity	$190	$1,470	$17,514	$74,408	$29,643	$123,225

Parkway's Share of Unconsolidated
Joint Ventures
Real Estate, Net	$-	$607	$3,286	$13,611	$5,796	$23,300
Mortgage Debt	$-	$137	$2,520	$7,200	$-	$9,857
Investment in Joint Ventures	$-	$541	$(150)	$5,676	$5,112	$11,179

        (a)   The mortgage debt, all of which is non-recourse, is collateralized by the individual real estate properties within each venture.

In most cases the Company's share of debt related to its unconsolidated joint ventures is the same as its ownership percentage in the venture.  However, in the case of the Rubicon Joint Venture and the Maitland Joint Venture, the Company's share of debt is disproportionate to its ownership percentage.  The disproportionate debt structure was created to meet the Company's partner's financing criteria.  In the Rubicon Joint Venture, Parkway owns a 20% interest in the venture but assumed 13.85% of the debt.  In the Maitland Joint Venture, the Company owns a 20% interest in the venture and assumed none of the debt. The terms related to Parkway's share of unconsolidated joint venture mortgage debt are summarized below (in thousands):

				Parkway's	Monthly	Loan	Loan
	Type of	Interest		Share of	Debt	Balance	Balance
Joint Venture	Debt Service	Rate	Maturity	Debt	Service	09/30/07	12/31/06

Wink-Parkway Partnership	Amortizing	8.625%	07/01/09	50.00%	$ 5	$ 101	$ 137
Maitland JV	Amortizing	4.390%	06/01/11	0.00%	-	-	-
Rubicon JV	Interest Only	4.865%	01/01/12	13.85%	30	7,200	7,200
Jackson JV	Interest Only	5.840%	07/01/15	20.00%	12	2,520	2,520
					$ 47	$ 9,821	$ 9,857

Weighted average interest rate at end of period						5.154%	5.167%

                The following table presents Parkway's proportionate share of principal payments due for mortgage debt in unconsolidated joint ventures as of September 30, 2007 (in thousands):

	Wink	Jackson	Rubicon	Maitland
	Partnership	JV	JV	JV	Total
2007 (Remaining three months)	$13	$-	$-	$-	$13
2008	54	-	-	-	54
2009	34	13	100	-	147
2010	-	33	114	-	147
2011	-	35	119	-	154
Thereafter	-	2,439	6,867	-	9,306
	$101	$2,520	$7,200	$-	$9,821

                Income statement information for the unconsolidated joint ventures is summarized below for the three months and nine months ending September 30, 2007 and 2006 (in thousands):

Results of Operations
	Three Months Ended September 30, 2007
	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	JV	Building	JV	JV	JV	Total

Unconsolidated Joint Ventures (100%):
Revenues	$-	$89	$603	$2,564	$1,098	$4,354
Operating Expenses	-	(22)	(319)	(1,009)	(439)	(1,789)
Net Operating Income	-	67	284	1,555	659	2,565
Interest Expense	-	(3)	(184)	(647)	(206)	(1,040)
Loan Cost Amortization	-	(1)	(1)	(16)	(3)	(21)
Depreciation and Amortization	-	(6)	(134)	(503)	(192)	(835)
Net Income (Loss)	$-	$57	$(35)	$389	$258	$669

Parkway's Share of Unconsolidated
Joint Ventures:
Net Income (Loss)	$-	$29	$(7)	$119	$93	$234
Depreciation and Amortization	$-	$3	$27	$101	$38	$169
Property Management Fees	$-	$-	$19	$81	$50	$150

Interest Expense	$-	$2	$36	$90	$-	$128
Loan Cost Amortization	$-	$-	$-	$2	$-	$2

Other Supplemental Information:
Distributions from Unconsolidated JVs	$-	$-	$23	$209	$-	$232
Results of Operations
	Three Months Ended September 30, 2006
	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	JV	Building	JV	JV	JV	Total

Unconsolidated Joint Ventures (100%):
Revenues	$14	$110	$671	$2,489	$1,106	$4,390
Operating Expenses	(53)	(95)	(329)	(1,020)	(460)	(1,957)
Net Operating Income (Loss)	(39)	15	342	1,469	646	2,433
Interest Expense	-	(7)	(184)	(647)	(211)	(1,049)
Loan Cost Amortization	-	(1)	(1)	(16)	(3)	(21)
Depreciation and Amortization	-	(6)	(137)	(474)	(153)	(770)
Net Income (Loss)	$(39)	$1	$20	$332	$279	$593
Parkway's Share of Unconsolidated
Joint Ventures:
Net Income (Loss)	$(12)	$-	$4	$107	$99	$198
Depreciation and Amortization	$-	$3	$27	$95	$31	$156
Property Management Fees	$-	$-	$25	$197	$30	$252

Interest Expense	$-	$3	$36	$90	$-	$129
Loan Cost Amortization	$-	$-	$-	$2	$-	$2
Other Supplemental Information:
Distributions from Unconsolidated JVs	$26	$40	$47	$201	$77	$391

Results of Operations
	Nine Months Ended September 30, 2007
	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	JV	Building	JV	JV	JV	Total

Unconsolidated Joint Ventures (100%):
Revenues	$1	$290	$1,933	$7,714	$3,303	$13,241
Operating Expenses	(35)	(72)	(963)	(2,915)	(1,249)	(5,234)
Net Operating Income (Loss)	(34)	218	970	4,799	2,054	8,007
Interest Expense	-	(14)	(552)	(1,918)	(621)	(3,105)
Loan Cost Amortization	-	(3)	(2)	(47)	(11)	(63)
Depreciation and Amortization	-	(17)	(409)	(1,488)	(514)	(2,428)
Income (Loss) Before Gain on Sale of Real Estate	(34)	184	7	1,346	908	2,411
Gain on Sale of Real Estate	166	-	-	-	-	166
Net Income	$132	$184	$7	$1,346	$908	$2,577
Parkway's Share of Unconsolidated
Joint Ventures:
Income (Loss) Before Gain of Sale of Real Estate	$(11)	$93	$2	$390	$308	$782
Gain on Sale of Real Estate	50	-	-	-	-	50
Net Income	$39	$93	$2	$390	$308	$832
Depreciation and Amortization	$-	$9	$82	$297	$103	$491
Property Management Fees	$-	$-	$103	$259	$124	$486
Promote Fee	$27	$-	$-	$-	$-	$27

Interest Expense	$-	$8	$110	$265	$-	$383
Loan Cost Amortization	$-	$2	$-	$6	$-	$8

Other Supplemental Information:
Distributions from Unconsolidated JVs	$89	$-	$69	$660	$173	$991

Results of Operations
	Nine Months Ended September 30, 2006
	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	JV	Building	JV	JV	JV	Total

Unconsolidated Joint Ventures (100%):
Revenues	$5,833	$253	$2,014	$7,438	$3,276	$18,814
Operating Expenses	(2,931)	(134)	(1,014)	(2,848)	(1,320)	(8,247)
Net Operating Income	2,902	119	1,000	4,590	1,956	10,567
Interest Expense	(2,415)	(22)	(552)	(1,918)	(634)	(5,541)
Loan Cost Amortization	(457)	(2)	(2)	(47)	(10)	(518)
Depreciation and Amortization	(717)	(17)	(398)	(1,318)	(459)	(2,909)
Income (Loss) Before Gain on Sale of Real Estate	(687)	78	48	1,307	853	1,599
Gain on Sale of Real Estate	42,693	-	-	-	-	42,693
Net Income	$42,006	$78	$48	$1,307	$853	$44,292
Parkway's Share of Unconsolidated
Joint Ventures:
Income (Loss) Before Gain on Sale of Real Estate	$(206)	$39	$10	$382	$299	$524
Gain on Sale of Real Estate	13,584	-	-	-	-	13,584
Net Income	$13,378	$39	$10	$382	$299	$14,108
Depreciation and Amortization	$215	$8	$80	$264	$92	$659
Property Management Fees	$718	$-	$129	$389	$101	$1,337
Promote Fee	$3,861	$-	$-	$-	$-	$3,861

Interest Expense	$499	$11	$110	$266	$-	$886
Interest Expense - Prepayment	225	-	-	-	-	225
Total Interest Expense	$724	$11	$110	$266	$-	$1,111
Loan Cost Amortization	$136	$1	$-	$7	$-	$144
Other Supplemental Information:
Distributions from Unconsolidated JVs	$15,701	$40	$93	$411	$300	$16,545

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

Parkway serves as the general partner of Parkway Properties Office Fund, LP (the "Fund") and provides asset management, property management, leasing and construction management services to the Fund, for which it is paid market-based fees.  Cash distributions from the Fund are made to each joint venture partner based on their percentage of ownership in the Fund.  Since Parkway is the sole general partner and has the authority to make major decisions on behalf of the Fund, Parkway is considered to have a controlling interest.  Accordingly, Parkway is required to include the Fund in its consolidated financial statements.

Minority interest in real estate partnerships represents the other partners' proportionate share of equity in the partnerships discussed above at September 30, 2007.  Income is allocated to minority interest based on the weighted average percentage ownership during the year.

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

Compensation expense related to restricted shares and deferred incentive share units of $1.1 million and $584,000 was recognized for the nine months ending September 30, 2007 and 2006, respectively.  Total compensation expense related to nonvested awards subject to service conditions not yet recognized was $4.3 million as of September 30, 2007.  The weighted average period over which this expense is expected to be recognized is approximately 2.8 years.  Total potential compensation expense associated with shares that vest based on performance conditions is $1.5 million as of September 30, 2007.

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

                A summary of the Company's restricted shares and deferred incentive share unit activity for the nine months ended September 30, 2007 is as follows:

		Weighted		Weighted
		Average	Deferred	Average
	Restricted	Grant-Date	Incentive	Grant-Date
	Shares	Fair Value	Share Units	Fair Value
Outstanding at December 31, 2006	188,500	$ 38.60	18,806	$ 46.33
Granted	35,874	52.36	30	52.36
Forfeited	(3,375)	46.14	(3,471)	46.20
Outstanding at September 30, 2007	220,999	$ 40.72	15,365	$ 46.37

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

                In connection with the purchase of office properties, the Fund placed the following non-recourse first mortgages during the nine months ending September 30, 2007:

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

                On August 3, 2007, the Board of Directors authorized the repurchase of up to 1.7 million shares of Parkway's outstanding common stock through July 30, 2008.  The shares may be purchased in the open market or in privately negotiated transactions, and at times and in amounts that the Company deems appropriate.   Through September 2007, the Company purchased 454,038 shares for $19.9 million, which equates to an average price of $43.91 per share.

                In connection with the purchase of the Capital City Plaza in Atlanta, Georgia on April 2, 2004, Parkway, through a subsidiary company, issued $15.5 million in preferred membership interests to the seller. The preferred membership interests paid the seller a 7% coupon rate and were issued to accommodate their tax planning needs.  The seller previously redeemed $4.75 million of the preferred membership interest. On August 7, 2007, the seller redeemed the remaining $10.7 million of preferred membership interests.

                On August 24, 2007, the Company entered into an interest rate swap agreement with US Bank.  The interest rate swap is for a $30 million notional amount and fixes the 30-day LIBOR interest rate at 4.924%, which equates to a total interest rate of 6.224%, for the period September 4, 2007 through August 31, 2008. The swap agreement serves as a hedge of the variable interest rates on a portion of the borrowings under the Company's $200 million line of credit.

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

The management of the Company evaluates the performance of the reportable office segment based on funds from operations applicable to common shareholders ("FFO").  Management believes that FFO is an appropriate measure of performance for equity REITs and computes this measure in accordance with the National Association of Real Estate Investment Trusts' ("NAREIT") definition of FFO.  Funds from operations is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles "GAAP"), excluding gains or losses from sales of property and extraordinary items under GAAP, plus depreciation and amortization, and after adjustments to derive the Company's pro rata share of FFO of consolidated and unconsolidated joint ventures.  Further, the Company does not adjust FFO to eliminate the effects of non-recurring charges.  The Company believes that FFO is a meaningful supplemental measure of its operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses.  However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient.  Thus, NAREIT created FFO as a supplemental measure of operating performance for real estate investment trusts that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP.  The Company believes that the use of FFO, combined with the required GAAP presentations, has been beneficial in improving the understanding of operating results of real estate investment trusts among the investing public and making comparisons of operating results among such companies more meaningful.  FFO as reported by Parkway may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition.  Funds from operations do not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States and is not an indication of cash available to fund cash needs.  Funds from operations should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

The following is a reconciliation of FFO and net income available to common stockholders for office properties and total consolidated entities for the three months ending September 30, 2007 and 2006.

	As of or for the three months ended September 30, 2007			As of or for the three months ended September 30, 2006
	Office	Unallocated		Office	Unallocated
	Properties	and Other	Consolidated	Properties	and Other	Consolidated
	(in thousands)			(in thousands)

Property operating revenues (a)	$60,785	$-	$60,785	$54,923	$-	$54,923
Property operating expenses (b)	(28,338)	-	(28,338)	(26,590)	-	(26,590)
Property net operating income from continuing operations	32,447	-	32,447	28,333	-	28,333

Management company income	-	432	432	-	284	284
Interest and other income	-	90	90	-	8	8
Interest expense (c)	(10,731)	(2,643)	(13,374)	(9,742)	(2,823)	(12,565)
Management company expenses	‑	(343)	(343)	-	(223)	(223)
General and administrative expenses	-	(1,860)	(1,860)	-	(1,282)	(1,282)
Other expense	-	(2)	(2)	-	(1)	(1)
Equity in earnings of unconsolidated joint ventures	234	-	234	198	-	198
Adjustment for depreciation and amortization - unconsolidated joint ventures	169	-	169	156	-	156
Adjustment for depreciation and amortization - discontinued operations	-	-	-	121	-	121
Adjustment for minority interest - real estate partnerships	(1,711)	-	(1,711)	(423)	-	(423)
Income from discontinued operations	93	-	93	130	-	130
Loss on non depreciable assets	-	(3)	(3)	-	-	-
Dividends on preferred stock	-	(1,200)	(1,200)	-	(1,200)	(1,200)
Dividends on convertible preferred stock	-	-	-	-	(481)	(481)
Funds from operations available to common stockholders	20,501	(5,529)	14,972	18,773	(5,718)	13,055

Depreciation and amortization	(19,694)	-	(19,694)	(17,257)	-	(17,257)
Depreciation and amortization - unconsolidated joint ventures	(169)	-	(169)	(156)	-	(156)
Depreciation and amortization - discontinued operations	-	-	-	(121)	-	(121)
Depreciation and amortization - minority interest - real estate partnerships	2,799	-	2,799	648	-	648
Gain on sale of real estate
from discontinued operations	-	-	-	211	-	211
Minority interest - unit holders	-	(2)	(2)	-	(1)	(1)
Net income (loss) available to common stockholders	$3,437	$(5,531)	$(2,094)	$2,098	$(5,719)	$(3,621)

Capital expenditures	$10,951	$-	$10,951	$9,043	$-	$9,043

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

The following is a reconciliation of FFO and net income available to common stockholders for office properties and total consolidated entities for the nine months ending September 30, 2007 and 2006.

	As of or for the nine months ended September 30, 2007			As of or for the nine months ended September 30, 2006
	Office	Unallocated		Office	Unallocated
	Properties	and Other	Consolidated	Properties	and Other	Consolidated
	(in thousands)			(in thousands)

Property operating revenues (a)	$183,408	$-	$183,408	$152,460	$-	$152,460
Property operating expenses (b)	(85,391)	-	(85,391)	(73,011)	-	(73,011)
Property net operating income from continuing operations	98,017	-	98,017	79,449	-	79,449

Management company income	-	1,196	1,196	-	5,082	5,082
Interest and other income	-	308	308	-	34	34
Interest expense (c)	(32,506)	(8,004)	(40,510)	(24,116)	(7,671)	(31,787)
Management company expenses	-	(887)	(887)	-	(898)	(898)
General and administrative expenses	-	(5,105)	(5,105)	-	(3,405)	(3,405)
Other expense	-	(4)	(4)	-	(4)	(4)
Equity in earnings of unconsolidated joint ventures	782	-	782	524	-	524
Adjustment for depreciation and amortization - unconsolidated joint ventures	491	-	491	659	-	659
Adjustment for depreciation and amortization - discontinued operations	1	-	1	535	-	535
Adjustment for minority interest - real estate partnerships	(4,899)	-	(4,899)	(1,104)	-	(1,104)
Income from discontinued operations	170	-	170	785	-	785
Gain (loss) on non depreciable assets	47	-	47	(119)	-	(119)
Dividends on preferred stock	-	(3,600)	(3,600)	-	(3,600)	(3,600)
Dividends on convertible preferred stock	-	-	-	-	(1,654)	(1,654)
Funds from operations available to common stockholders	62,103	(16,096)	46,007	56,613	(12,116)	44,497

Depreciation and amortization	(58,073)	-	(58,073)	(44,864)	-	(44,864)
Depreciation and amortization - unconsolidated joint ventures	(491)	-	(491)	(659)	-	(659)
Depreciation and amortization - discontinued operations	(1)	-	(1)	(535)	-	(535)
Depreciation and amortization - minority interest - real estate partnerships	7,474	-	7,474	1,473	-	1,473
Gain on sale of and real estate and other assets	20,260	-	20,260	13,584	-	13,584
Gain on sale of real estate from discontinued operations	-	-	-	211	-	211
Minority interest - unit holders	-	(2)	(2)	-	(1)	(1)
Net income (loss) available to common stockholders	$31,272	$(16,098)	$15,174	$25,823	$(12,117)	$13,706

Total assets	$1,519,751	$8,142	$1,527,893	$1,385,545	$7,285	$1,392,830

Office and parking properties	$1,319,240	$-	$1,319,240	$1,205,123	$-	$1,205,123

Investment in unconsolidated joint ventures	$11,068	$-	$11,068	$11,126	$-	$11,126

Capital expenditures	$35,943	$-	$35,943	$24,387	$-	$24,387

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

 Overview

Parkway is a self-administered and self-managed REIT specializing in the acquisition, operations, leasing and ownership of office properties.  The Company is geographically focused on the Southeastern and Southwestern United States and Chicago.  As of October 1, 2007 Parkway owned or had an interest in 66 office properties located in 11 states with an aggregate of approximately 13.0 million square feet of leasable space.  Included in the portfolio are 18 properties totaling 2.7 million square feet that are owned jointly with other investors, representing 21% of the portfolio.  Under the Company's GEAR UP Plan, which started January 1, 2006 and ends December 31, 2008, it is the Company's goal to transform its strategy from being an owner-operator to being an operator-owner. The strategy highlights the Company's strength in providing excellent service in the operation of office properties in addition to its direct ownership of real estate assets. Fee-based real estate services are offered through the Company's wholly owned subsidiary, Parkway Realty Services LLC, which also manages and/or leases approximately 1.8 million square feet for third party owners as of July 1, 2007.  The Company generates revenue primarily by leasing office space to its customers and providing management and leasing services to third party office property owners (including joint venture interests).  The primary drivers behind Parkway's revenues are occupancy, rental rates and customer retention.

Occupancy.  Parkway's revenues are dependent on the occupancy of its office buildings.  As a result of job losses and over supply of office properties during 2001 through 2003, vacancy rates increased nationally and in Parkway's markets.  In 2004, the office sector began to recover from high vacancy rates due to improving job creation.  As of October 1, 2007, occupancy of Parkway's office portfolio was 92.3% compared to 91.6% as of July 1, 2007 and 91.0% as of October 1, 2006.  Not included in the October 1, 2007 occupancy rate are 18 signed leases totaling 88,000 square feet, which commence during the fourth quarter of 2007 through the first quarter of 2008 and will raise Parkway's percentage leased to 93.0%.  To combat rising vacancy, Parkway utilizes innovative approaches to produce new leases.  These include the Broker Bill of Rights, a short-form service agreement and customer advocacy programs which are models in the industry and have helped the Company maintain occupancy around 92% during a time when the national occupancy rate is approximately 87%.  Parkway projects occupancy ranging from 91% to 92% during 2007 for its office properties with projected annual average occupancy of 92%.

Rental Rates.  An increase in vacancy rates has the effect of reducing market rental rates and vice versa.  Parkway's leases typically have three to seven year terms.  As leases expire, the Company replaces the existing leases with new leases at the current market rental rate.

Customer Retention.  Keeping existing customers is important as high customer retention leads to increased occupancy, less downtime between leases, and reduced leasing costs.  Parkway estimates that it costs five to six times more to replace an existing customer with a new one than to retain the customer.  In making this estimate, Parkway takes into account the sum of revenue lost during downtime on the space plus leasing costs, which rise as market vacancies increase.  Therefore, Parkway focuses a great deal of energy on customer retention.  Parkway's operating philosophy is based on the premise that it is in the customer retention business.  Parkway seeks to retain its customers by continually focusing on operations at its office properties.  The Company believes in providing superior customer service; hiring, training, retaining and empowering each employee; and creating an environment of open communication both internally and externally with customers and stockholders.  Over the past ten years, Parkway maintained an average 73.7% customer retention rate.  Parkway's customer retention for the three months and nine months ended September 30, 2007 was 69.8% and 69.3%, respectively, compared to 73.8% and 71.6% for the three months and nine months ended September 30, 2006, respectively.

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

         Stock Buyback.  On August 3, 2007, the Board of Directors authorized the repurchase of up to 1.7 million shares of Parkway's outstanding common stock through July 30, 2008.  During the quarter ending September 30, 2007, the Company purchased 454,038 shares of Parkway common stock for $19.9 million, which equates to an average price of $43.91 per share.

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

 Financial Condition

 Comments are for the balance sheet dated September 30, 2007 compared to the balance sheet dated December 31, 2006.

                Office and Parking Properties.  In 2007, Parkway continued the application of its strategy of operating and acquiring office properties, joint venturing interests in office assets, as well as liquidating non-core assets and office assets that no longer meet the Company's investment criteria and/or the Company has determined value will be maximized by selling.  During the nine months ending September, 2007, total assets increased $15.5 million or 1.0% and office and parking properties (before depreciation) increased $34.4 million or 2.3%.

                Purchases, Improvements and Development. Parkway's investment in office and parking properties increased $13.0 million net of depreciation to a carrying amount of $1.3 billion at September 30, 2007, and consisted of 60 office and parking properties.  The primary reason for the increase in office and parking properties relates to the net effect of the purchase of land and an office property, building improvements, development costs, the sale of two office properties, a capital lease for a garage and depreciation recorded during the year.

                On February 28, 2007, the Company purchased 2.5 acres of land in Jackson, Mississippi for $1.8 million.  This land was purchased as part of the Company's plan to develop the 194,000 square foot Class A+ office building known as The Pinnacle at Jackson Place ("The Pinnacle"), adjacent to the Company's headquarters building.  The estimated cost of the development is $48.5 million with expected completion in the fall of 2008.  The Company has received commitments to lease approximately 70% of the new office space from four major customers.  Parkway will be seeking partners for an 80% ownership interest in the development.  The development is designed to utilize benefits available under the Gulf Opportunity Zone Act for new developments in areas affected by Hurricane Katrina.  During the nine months ending September 30, 2007, the Company incurred $7.7 million in development costs for The Pinnacle.

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

                On September 1, 2007, Parkway entered into a lease for the parking garage known as Parking at Jackson Place, which is adjacent to the Company's headquarters and The Pinnacle in Jackson, Mississippi.  The term of the lease is 60 years with a renewal option for an additional 30 years.  Since the fair value of the land is greater than 25% of the total value of the property, the Company is accounting for the component of the lease attributable to the land as an operating lease and the component attributable to the building as a capital lease.  The garage was recorded at a cost of $4.1 million.

                During the nine months ending September 30, 2007, the Company capitalized building improvements and additional purchase expenses of $34.6 million and recorded depreciation expense of $44.5 million related to its office and parking properties.

Intangible Assets, Net.  For the nine months ended September 30, 2007, intangible assets net of related amortization decreased $7.8 million and was primarily due to the amortization of the existing intangible assets for the period.

Notes Payable to Banks.  Notes payable to banks increased $34.5 million or 22.6% during the nine months ended September 30, 2007.  At September 30, 2007, notes payable to banks totaled $186.8 million and the increase is primarily attributable to the net effect of advances under bank lines of credit to purchase and develop real estate, make improvements to office properties, purchase Parkway common stock and retire existing debt offset by proceeds from the sale of assets used to reduce bank lines of credit.

On August 24, 2007, the Company entered into an interest rate swap agreement with US Bank.  The interest rate swap is for a $30 million notional amount and fixes the 30-day LIBOR interest rate at 4.924%, which equates to a total interest rate of 6.224%, for the period September 4, 2007 through August 31, 2008.  The swap agreement serves as a hedge of the variable interest rates on a portion of the borrowings under the Company's $200 million line of credit.

                Mortgage Notes Payable.  During the nine months ended September 30, 2007, mortgage notes payable increased $22.3 million or 3.2% and is due to scheduled principal payments on mortgages of $11.8 million, the prepayment of existing mortgage debt of $25.4 million and the placement of mortgage debt of $59.5 million described below.

                In connection with the purchase of office properties, the Fund with Ohio PERS placed the following non-recourse first mortgages during the nine months ending September 30, 2007:

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

                Subsidiary Redeemable Preferred Membership Interests.  In connection with the purchase of the Capital City Plaza in Atlanta, Georgia on April 2, 2004, Parkway, through a subsidiary company, issued $15.5 million in preferred membership interests to the seller.  The preferred membership interests paid the seller a 7% coupon rate and were issued to accommodate their tax planning needs.  The seller previously redeemed $4.75 million of the preferred membership interest. On August 7, 2007, the seller redeemed the remaining $10.7 million of preferred membership interests.

                The computation of the interest, fixed charge and modified fixed charge coverage ratios and the reconciliation of net income to EBITDA is as follows for the nine months ended September 30, 2007 and 2006 (in thousands):

	Nine Months Ended
	September 30
	2007	2006
Net Income	$ 18,774	$ 18,960
Adjustments to Net Income:
Interest expense	39,242	30,963
Amortization of financing costs	898	824
Prepayment expense on early extinguishment of debt	370	-
Depreciation and amortization	58,074	45,399
Amortization of share based compensation	1,114	584
Gain on real estate	(20,307)	(13,676)
Tax expense	129	1
EBITDA adjustments - unconsolidated joint ventures	882	1,915
EBITDA adjustments - minority interest in real estate partnerships	(12,019)	(2,546)
EBITDA (1)	$ 87,157	$ 82,424

Interest Coverage Ratio:
EBITDA	$ 87,157	$ 82,424
Interest expense:
Interest expense	$ 39,242	$ 30,963
Capitalized interest	115	-
Interest expense - unconsolidated joint ventures	383	886
Interest expense - minority interest in real estate partnerships	(4,428)	(1,039)
Total interest expense	$ 35,312	$ 30,810
Interest Coverage Ratio	2.47	2.68

Fixed Charge Coverage Ratio:
EBITDA	$ 87,157	$ 82,424
Fixed charges:
Interest expense	$ 35,312	$ 30,810
Preferred dividends	3,600	5,254
Principal payments (excluding early extinguishment of debt)	11,770	11,327
Principal payments - unconsolidated joint ventures	37	34
Principal payments - minority interest in real estate partnerships	(229)	(176)
Total fixed charges	$ 50,490	$ 47,249
Fixed Charge Coverage Ratio	1.73	1.74

Modified Fixed Charge Coverage Ratio:
EBITDA	$ 87,157	$ 82,424
Modified Fixed Charges:
Interest expense	$ 35,312	$ 30,810
Preferred dividends	3,600	5,254
Total Modified Fixed Charges	$ 38,912	$ 36,064
Modified Fixed Charge Coverage Ratio	2.24	2.29

(1)           Parkway defines EBITDA, a non-GAAP financial measure, as net income before interest, income taxes, depreciation, amortization, losses on early extinguishment of debt and other gains and losses.  EBITDA, as calculated by us, is not comparable to EBITDA reported by other REITs that do not define EBITDA exactly as we do.

                The Company believes that EBITDA helps investors and Parkway's management analyze the Company's ability to service debt and pay cash distributions.  However, the material limitations associated with using EBITDA as a non-GAAP financial measure compared to cash flows provided by operating, investing and financing activities are that EBITDA does not reflect the Company's historical cash expenditures or future cash requirements for working capital, capital expenditures or the cash required to make interest and principal payments on the Company's outstanding debt.  Although EBITDA has limitations as an analytical tool, the Company compensates for the limitations by using EBITDA only to supplement GAAP financial measures.  Additionally, the Company believes that investors should consider EBITDA in conjunction with net income and the other required GAAP measures of its performance and liquidity to improve their understanding of Parkway's operating results and liquidity.

                Parkway views EBITDA primarily as a liquidity measure and, as such, the GAAP financial measure most directly comparable to it is cash flows provided by operating activities.  Because EBITDA is not a measure of financial performance calculated in accordance with GAAP, it should not be considered in isolation or as a substitute for operating income, net income, cash flows provided by operating, investing and financing activities prepared in accordance with GAAP.  The following table reconciles EBITDA to cash flows provided by operating activities for the nine months ended September 30, 2007 and 2006 (in thousands):

	Nine Months Ended
	September 30
	2007	2006

EBITDA	$ 87,157	$ 82,424

Amortization of above market leases	754	1,171
Operating distributions from unconsolidated joint ventures	902	1,150
Interest expense	(39,242)	(30,963)
Prepayment expense on early extinguishment of debt	(370)	-
Tax expense	(129)	(1)
Increase in receivables and other assets	(7,360)	(18,428)
Increase in accounts payable and other liabilities	8,749	10,550
Adjustments for minority interests	9,446	2,178
Adjustments for unconsolidated joint ventures	(1,664)	(2,439)

Cash flows provided by operating activities	$ 58,243	$ 45,642

                 Minority Interest - Real Estate Partnerships. During the nine months ending September 30, 2007, minority interest associated with real estate partnerships decreased $12.5 million or 13.9%.  The decrease is attributable to the distribution of the minority interest partner's share of the $59.5 million mortgage notes payable placed by the Fund offset by the minority interest partner's contribution toward the purchase of an office property.

                Stockholders' Equity. Stockholders' equity decreased $31.0 million or 6.3% during the nine months ended September 30, 2007, as a result of the following (in thousands):

Increase
(Decrease)
Net income	$ 18,774
Change in unrealized gain on equity securities	4
Change in market value of interest rate swaps	(695)
Comprehensive income	18,083
Common stock dividends declared	(30,664)
Purchase of company stock	(19,936)
Preferred stock dividends declared	(3,600)
Exercise of stock options	3,029
Share based compensation expense	1,114
Shares distributed from deferred compensation plan	354
Shares issued through DRIP Plan	363
Shares issued in lieu of Directors' fees	251
Shares issued through Employee Stock Purchase Plan	37
Stock offering issuance costs	(28)
$ (30,997)

                On August 3, 2007, the Board of Directors authorized the repurchase of up to 1.7 million shares of Parkway's outstanding common stock through July 30, 2008.  The shares may be purchased in the open market or in privately negotiated transactions, and at times and in amounts that the Company deems appropriate.  Through September 2007, the Company purchased 454,038 shares for $19.9 million, which equates to an average price of $43.91 per share.

Results of Operations

Comments are for the three months and nine months ended September 30, 2007 compared to the three months and nine months ended September 30, 2006.

            Net loss available to common stockholders for the three months ended September 30, 2007 was $2.1 million ($0.14 per basic common share) as compared to net loss available to common stockholders of $3.6 million ($0.25 per basic common share) for the three months ended September 30, 2006.  Net income available to common stockholders for the nine months ended September 30, 2007 was $15.2 million ($0.97 per basic common share) as compared to net income available to common stockholders of $13.7 million ($0.97 per basic common share) for the nine months ended September 30, 2006.  A net gain on the sale of real estate and other assets of $20.3 million was included in net income available to common stockholders for the nine months ended September 30, 2007.  Net gains on the sale of real estate and other assets of $211,000 and $13.7 million were included in net income available to common stockholders for the three months and nine months ended September 30, 2006.

                Office and Parking Properties.  The analysis below includes changes attributable to same store properties, acquisitions and dispositions of office properties.  Same store properties are those that the Company owned for the current and prior year reporting periods, excluding properties classified as discontinued operations.  At September 30, 2007, same store properties consisted of 52 properties comprising 9.8 million square feet.  Properties acquired in 2006 and 2007 that do not meet the definition of same store properties consisted of eight properties with 2.3 million square feet.

                The following table represents revenue from office and parking properties for the three months and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30				Nine Months Ended September 30
			Increase	%			Increase	%
	2007	2006	(Decrease)	Change	2007	2006	(Decrease)	Change
Revenue from office and parking properties:
Same store properties	$47,026	$45,735	$1,291	2.8%	$144,222	$140,476	$3,746	2.7%
Properties acquired in 2006	12,087	6,061	6,026	99.4%	37,248	6,523	30,725	471.0%
Properties acquired in 2007	1,624	-	1,624	0.0%	1,898	-	1,898	0.0%
Properties disposed	48	3,127	(3,079)	-98.5%	40	5,461	(5,421)	-99.3%
Total revenue from office and
parking properties	$60,785	$54,923	$5,862	10.7%	$183,408	$152,460	$30,948	20.3%

                Revenue from office and parking properties for same store properties increased $1.3 million and $3.7 million for the three months and nine months ended September 30, 2007, respectively, compared to the same periods for 2006.  The primary reason for the increase is due to an increase in same store occupancy and average rental rates for same store properties for the nine months ended September 30, 2007 compared to September 30, 2006.  Average same store occupancy was 91.6% for the nine months ended September 30, 2007 compared to 89.6% for the same period of 2006.  Additionally, same store rental rates increased 2.1% for the nine months ended September 30, 2007 compared to the same period of 2006.

                The following table represents property operating expenses for the three months and nine months ended September 31, 2007 and 2006 (in thousands):

	Three Months Ended September 30				Nine Months Ended September 30
			Increase	%			Increase	%
	2007	2006	(Decrease)	Change	2007	2006	(Decrease)	Change
Expenses from office and parking properties:
Same store properties	$22,114	$22,008	$106	0.5%	$66,838	$67,034	$(196)	-0.3%
Properties acquired in 2006	5,473	2,940	2,533	86.2%	17,591	3,091	14,500	469.1%
Properties acquired in 2007	668	-	668	0.0%	778	-	778	0.0%
Office property development	25	-	25	0.0%	82	-	82	0.0%
Properties disposed	58	1,642	(1,584)	-96.5%	102	2,886	(2,784)	-96.5%
Total expenses from office and
parking properties	$28,338	$26,590	$1,748	6.6%	$85,391	$73,011	$12,380	17.0%

                        Property operating expenses for same store properties increased $106,000 for the three months ended September 30, 2007 compared to the same period of 2006 and decreased $196,000 for the nine months ended September 30, 2007 compared to the same period of 2006.  The primary reason for the year to date decrease is due to decreased utilities.

Depreciation and amortization expense attributable to office and parking properties increased $2.4 million and $13.2 million for the three months and nine months ended September 30, 2007, respectively, compared to the same period for 2006 and is due to the increase in the net investment in office and parking properties due to additional purchases and improvements to properties.

                Management Company Income.  Management company income decreased $3.9 million for the nine months ending September 30, 2007 compared to the same period of 2006 and is primarily due to the additional management and incentive fee recorded in 2006 as a result of the economic returns generated above an internal rate of return hurdle rate achieved over the life of the Viad joint venture.  The fees were received and recognized by Parkway in the second quarter of 2006 at closing of the sale of Viad Corporate Center.

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

                Share based compensation expense of $1.1 million and $584,000 was recognized for the nine months ending September 30, 2007 and 2006, respectively.  Total compensation expense related to nonvested awards subject to service conditions not yet recognized was $4.3 million as of September 30, 2007.  The weighted average period over which this expense is expected to be recognized is approximately 2.8 years.  Total potential compensation expense associated with shares that vest based on performance conditions is $1.5 million as of September 30, 2007.

                General and Administrative Expense.  General and administrative expense increased $578,000 and $1.7 million for the three months and nine months ended September 30, 2007, respectively, compared to the same period of 2006 and is primarily attributable to increased personnel costs, share based compensation expense and professional fees.

                Gain on Sale of Real Estate and Other Assets.  For the nine months ended September 30, 2007, Parkway recorded a gain on the sale of two office properties in Knoxville, Tennessee in the amount of $20.3 million.  For the nine months ended September 30, 2006, the Company recorded a gain on the sale of the Viad Corporate Center in the amount of $13.6 million and recognized an impairment loss on investment securities in the amount of $119,000.

                Interest Expense.  Interest expense, including amortization, increased $809,000 and $8.7 million for the three months and nine months ended September 30, 2007, respectively, compared to the same period of 2006 and is comprised of the following (in thousands):

	Three Months Ended September 30				Nine Months Ended September 30
			Increase	%			Increase	%
	2007	2006	(Decrease)	Change	2007	2006	(Decrease)	Change
Interest expenses:
Mortgage interest expense	$10,456	$9,384	$1,072	11.4%	$31,100	$23,062	$8,038	34.9%
Bank line interest expense	2,527	2,724	(197)	-7.2%	7,693	7,339	354	4.8%
Subsidiary redeemable preferred
membership interest	76	190	(114)	-60.0%	449	562	(113)	-20.1%
Debt prepayment expense	-	-	-	0.0%	370	-	370	0.0%
Mortgage loan cost amortization	198	169	29	17.2%	587	492	95	19.3%
Bank loan cost amortization	117	98	19	19.4%	311	332	(21)	-6.3%

Total interest expense	$13,374	$12,565	$809	6.4%	$40,510	$31,787	$8,723	27.4%

                Mortgage interest expense increased $1.1 million and $8.0 million for the three months and nine months ended September 30, 2007, respectively, compared to the same period for 2006 and is due to the net effect of new loans placed or assumed in 2007 and 2006 and the early extinguishment of two mortgages in 2007.  The average interest rate on mortgage notes payable as of September 30, 2007 and 2006 was 5.8%.

                Discontinued Operations.  Discontinued operations is comprised of the following for the three months and nine months ending September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30				Nine Months Ended September 30
			Increase	%			Increase	%
	2007	2006	(Decrease)	Change	2007	2006	(Decrease)	Change
Discontinued operations:
Income from discontinued
operations	$ 93	$ 130	$ (37)	-28.5%	$ 170	$ 785	$ (615)	-78.3%
Gain on sale of real estate
from discontinued operations	-	211	(211)	-100.0%	-	211	(211)	-100.0%

Total discontinued operations	$ 93	$ 341	$ (248)	-72.7%	$ 170	$ 996	$ (826)	-82.9%

In August 2006, the Company sold Central Station, an office property in St. Petersburg, Florida to an unrelated party for a gross sales price of $15 million and recognized a gain on the sale in the amount of $211,000 in the third quarter of 2006.

Liquidity and Capital Resources

 Statement of Cash Flows.   Cash and cash equivalents were $11.4 million and $4.5 million at September 30, 2007 and December 31, 2006, respectively.  Cash flows provided by operating activities for the nine months ended September 30, 2007 were $58.2 million compared to $45.6 million for the same period of 2006.  The increase in cash flows from operating activities of $12.6 million is primarily attributable to the effect of the timing of receipt of revenues and payment of expenses.

                Cash used in investing activities was $35.2 million for the nine months ended September 30, 2007 compared to cash used in investing activities of $215.9 million for the same period of 2006.  The decrease in cash used in investing activities of $180.7 million is primarily due to the net effect of increased proceeds on the sale of office properties and office property purchases in 2006, offset by an increase in office property improvements and development costs in 2007.

                Cash used in financing activities was $16.0 million for the nine months ended September 30, 2007 compared to cash provided by financing activities of $172.1 million for the same period of 2006.  The decrease in cash provided by financing activities of $188.2 million is primarily due to the net effect of an early extinguishment of two mortgage notes payable in 2007, proceeds from the sale of office properties used to reduce bank lines of credit, the purchase of Parkway common stock and proceeds received on mortgage placements in 2006.

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

                At September 30, 2007, Parkway had a total of $186.8 million outstanding under a four-year $140 million unsecured revolving credit facility and a five-year $60 million unsecured term loan, both led by Wachovia Bank and syndicated to nine other banks (the "$200 million line"), a $15 million unsecured line of credit with PNC Bank (the "$15 million line") and a $9 million unsecured line of credit with Trustmark National Bank (the "$9 million line").  The weighted average interest rate on unsecured lines of credit was 6.4% and 6.2% at September 30, 2007 and 2006, respectively.

The $200 million line is comprised of a $60 million term loan maturing in April 2011 and a $140 million revolving loan maturing in April 2010. The interest rate on the $200 million line is based on LIBOR plus 80 to 130 basis points depending upon overall Company leverage, with the current rate set at LIBOR plus 130 basis points as of September 30, 2007.  The Company pays an annual administration fee of $35,000 and fees on the unused portion of the revolver ranging between 12.5 and 20 basis points based upon overall Company leverage, with the rate set at 12.5 basis points at September 30, 2007.

                The Company's $200 million line requires compliance with a number of restrictive financial covenants, including tangible net worth, fixed charge coverage ratio, unencumbered interest coverage ratio, total debt to total asset ratio, secured debt to total asset value ratio, secured recourse debt to total asset value ratio and unencumbered pool restrictions.  As of September 30, 2007 the Company was in compliance with these financial covenants.

The $15 million line matures January 29, 2008, is unsecured and is expected to fund the daily cash requirements of the Company's treasury management system.  The interest rate on the $15 million line is based on LIBOR plus 80 to 130 basis points, depending upon overall Company leverage, with the current rate set at LIBOR plus 130 basis points as of September 30, 2007.  Under the $15 million line, the Company does not pay annual administration fees or fees on the unused portion of the line.

The $9 million line with Trustmark National Bank is interest only, has a current interest rate equal to the 30-day LIBOR rate plus 132.5 basis points and matures December 7, 2007.  The proceeds of the loan were used to finance the construction of the City Centre Garage, which was completed in 2005.

To protect against the potential for rapidly rising interest rates, the Company entered into interest rate swap agreements in 2007, 2005 and 2004.  The Company designated the swaps as hedges of the variable interest rates on the Company's borrowings under the Wachovia unsecured revolving credit facility.  Accordingly, changes in the fair value of the swaps are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings.  The Company's interest rate hedge contracts as of September 30, 2007 and 2006 are summarized as follows (in thousands):

					Fair Market Value
Type of	Notional	Maturity		Fixed	September 30
Hedge	Amount	Date	Reference Rate	Rate	2007	2006
Swap	$30,000	08/31/08	1-Month LIBOR	4.924%	$ (54)	$ -
Swap	$40,000	12/31/08	1-Month LIBOR	4.360%	100	523
Swap	$20,000	12/31/08	1-Month LIBOR	4.245%	91	309
					$ 137	$ 832

At September 30, 2007, the Company had $718.3 million in mortgage notes payable with an average interest rate of 5.8% secured by office properties and $186.8 million drawn under bank lines of credit.  Parkway's pro rata share of unconsolidated joint venture debt was $9.8 million with an average interest rate of 5.2% at September 30, 2007.  Based on the Company's total market capitalization of approximately $1.5 billion at September 30, 2007 (using the September 28, 2007 closing price of $44.14 per common share), the Company's debt represented approximately 51.8% of its total market capitalization.  The Company targets a debt to total market capitalization rate at a percentage in the range of 45% to 50%.  This rate may vary at times pending acquisitions, sales and/or equity offerings.  In addition, volatility in the price of the Company's common stock may affect the debt to total market capitalization ratio.  However, over time the Company plans to maintain a percentage in the range of 45% to 50%.

                In addition to the debt to total market capitalization ratio, the Company also monitors interest, fixed charge and modified fixed charge coverage ratios.  The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization ("EBITDA").  This ratio for the nine months ended September 30, 2007 and 2006 was 2.47 and 2.68 times, respectively.  The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA.  This ratio for the nine months ended September 30, 2007 and 2006 was 1.73 and 1.74 times, respectively.   The modified fixed charge coverage ratio is computed by comparing the cash interest accrued and preferred dividends paid to EBITDA.  This ratio for the nine months ended September 30, 2007 and 2006 was 2.24 and 2.29 times, respectively.    In accordance with the GEAR UP Plan, Parkway has established a self-imposed limit for the modified fixed charge coverage ratio of 2.5 times as the Company's pledge not to use leverage to achieve Company goals.  Management believes the debt to market capitalization, interest coverage, fixed charge coverage and modified fixed charge coverage ratios provide useful information on total debt levels as well as the Company's ability to cover interest, principal and/or preferred dividend payments with current income.

                The table below presents the principal payments due and weighted average interest rates for the mortgage notes payable as of September 30, 2007.

	Average	Mortgage Notes Payable
	Interest Rate	(In thousands)
2007*	5.8%	$ 3,811
2008	5.9%	55,938
2009	5.9%	36,201
2010	5.9%	97,476
2011	6.1%	111,665
2012	6.1%	63,041
Thereafter	6.3%	350,179
Total		$ 718,311

Fair value at 09/30/07		$ 708,075

*Remaining three months

The Company presently has plans to make additional capital improvements at its office properties in 2007 of approximately $10 million.  These expenses include tenant improvements, capitalized acquisition costs and capitalized building improvements.  Approximately $3.4 million of these improvements relate to upgrades on properties acquired in recent years that were anticipated at the time of purchase.  All such improvements are expected to be financed by cash flow from the properties, capital expenditure escrow accounts, advances on the bank lines of credit or contributions from partners.

                In 2006, the Company announced the proposed development of a 194,000 square foot Class A+ office building in Jackson, Mississippi known as The Pinnacle at Jackson Place, adjacent to the Company's headquarters building.  The estimated cost of the development is $48.5 million with expected completion in the fall of 2008.  In 2007, the Company expects to incur approximately $13 million in construction costs.  The Company has received commitments to lease approximately 70% of the new office space from four major customers.  Parkway will be seeking partners for an 80% ownership interest in the development.  The development is designed to utilize benefits available under the Gulf Opportunity Zone Act for new developments in areas affected by Hurricane Katrina.

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

The following table presents a reconciliation of the Company's net income to FFO for the three months and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Net income (loss)	$ (894)	$(1,940)	$ 18,774	$18,960
Adjustments to derive funds from operations:
Depreciation and amortization	19,694	17,257	58,073	44,864
Depreciation and amortization - discontinued operations	-	121	1	535
Minority interest depreciation and amortization	(2,799)	(648)	(7,474)	(1,473)
Adjustments for unconsolidated joint ventures	169	156	491	659
Preferred dividends	(1,200)	(1,200)	(3,600)	(3,600)
Convertible preferred dividends	-	(481)	-	(1,654)
Gain on sale of real estate	-	(211)	(20,260)	(13,795)
Other	2	1	2	1
Funds from operations applicable to common
shareholders	$ 14,972	$13,055	$ 46,007	$44,497

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

The following table lists shares purchased to date under the existing authorization:

			(c) Total Number	(d) Maximum Number
			of Shares Purchased	of Shares that
	(a) Total Number	(b) Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs

08/01/07 to 08/31/07	351,938	$ 43.88	351,938	1,348,062
09/01/07 to 09/30/07	102,100	$ 44.02	102,100	1,245,962
Total	454,038	$ 43.91	454,038	1,245,962

 Item 6.  Exhibits

 10.1     Compensation Program for Non-Employee Directors.

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

DATE: November 7, 2007	PARKWAY PROPERTIES, INC.

	BY:	/s/ Mandy M. Pope
Mandy M. Pope, CPA
Senior Vice President and
Chief Accounting Officer