Form 10-K
period 2007-12-31
PARKWAY PROPERTIES INC
filed 2008-02-29
CIK 729237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________

FORM 10-K

_____________________

                                                                                   ☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

                                                                                    ☒        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

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

☐ Yes  ☒No

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

 ☐Yes ☒No

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒Yes  ☐No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of "large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check one):

                                        Large accelerated filer  ☒                                               Accelerated filer                      ☐

                                        Non-accelerated filer    ☐                                              Smaller reporting company     ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

 Yes ☒ No ☐

        The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2007 was $728 million.

        The number of shares outstanding in the registrant's class of common stock as of February 22, 2008 was 15,223,350.

 DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

       At February 15, 2008, Parkway owned or had an interest in 69 office properties located in 11 states with an aggregate of approximately 14.1 million square feet of leasable space.  Included in the portfolio are one discretionary fund and several partnership arrangements which encompass 21 properties totaling 3.8 million square feet, representing 27% of the portfolio.  With the discretionary fund and/or partnerships, the Company receives fees for asset management, property management, leasing and construction management services and potentially receives incentive fees upon sale if certain investment targets are achieved.  Increasing the number of co-investments, and consequently the related fee income, is part of the Company's strategy to transform itself to an operator-owner versus an owner-operator.   The strategy highlights the Company's strength in providing excellent service in the operation and acquisition of office properties for investment clients in addition to its direct ownership of real estate assets. Fee-based real estate services are offered through the Company's wholly owned subsidiary, Parkway Realty Services LLC, which also manages and/or leases approximately 1.8 million square feet for third party owners as of February 15, 2008. A significant phase of the transformation to an operator-owner is currently under way through the Company's GEAR UP Plan, which started January 1, 2006 and ends December 31, 2008.

Strategic Planning

       Parkway is a focused office REIT with a hands-on, service-oriented approach, a disciplined capital allocation program and a willingness to recycle assets.  However, we see the future transformation taking Parkway from being an owner-operator to being an operator-owner.  On January 1, 2006, the Company initiated a new three-year operating plan referred to as the "GEAR UP" Plan that will serve as the spring board to transform Parkway from being first an owner of real estate and secondarily an operator of real estate for others to being first an operator of real estate for others that also owns an interest in the real estate.  The goals of the GEAR UP Plan are as follows:

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

       These two goals, Equity Opportunities and Asset Recycling, are what combine to transform Parkway from being an owner-operator to being an operator-owner.  Management strongly believes that these actions will result in Parkway better leveraging its core strength of operating office properties and will be advantageous for the Company's shareholders over the long term. So whether we are in an economy characterized by growth or recession, purchasing assets with a good partner and leveraging our operating expertise through earning recurring fees allows us to increase our core portfolio in larger and more institutional markets and increase our earnings potential from the services provided.

  Retain Customers.  Customer retention remains the cornerstone of the Company's business.  We believe that our focus on the customer is why partners choose to partner with Parkway.  The goal is a customer retention rate of 70% to 75%.  The average customer retention rate since the inception of the GEAR UP Plan on January 1, 2006 is 72.5% and we anticipate that the annual customer retention rate for 2008 will be in the range of 70% to 75%.

  Uncompromising Focus on Operations.  Parkway is reaffirming its commitment to do that which it does best, and that is to operate office properties for maximum returns.

  Performance.  In the planning process, management first decided what actions to take strategically over the three years of the GEAR UP Plan and secondly, modeled the economic impact of these actions.  Given the large component of Asset Recycling in the Plan, management selected a financial metric that would be most appropriate to measure the success of the Plan.   This led to the adoption of Cumulative Adjusted Funds Available for Distribution ("Cumulative Adjusted FAD") as the metric for the GEAR UP Plan, with a target of $7.18 per share cumulative over three years.  Actual Cumulative Adjusted FAD for 2006 and 2007 exceeded the amount projected by the Company at the beginning of the plan.  Management set an internal target for fixed charge coverage before principal payments of 2.5 times as a measure of leverage for the plan.  While not a requirement of the plan, this self-imposed target serves to prevent the performance goals being met by adopting an unhealthy over-leveraging of the Company.

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

  Stock Buyback.  On August 3, 2007, the Board of Directors authorized the repurchase of up to 1.7 million shares of Parkway's outstanding common stock through July 30, 2008.  During 2007, the Company purchased approximately 688,000 shares of Parkway common stock for $29.1 million, at an average price of $42.36 per share.

Discretionary Funds and Partnerships

        Parkway intends to continue raising discretionary funds and forming partnerships with select investors.  Under the terms of these funds and partnerships, where applicable, Parkway will manage all phases of the investment cycle including acquisition, financing, operations, leasing and dispositions.   The Company will receive fees for providing these services.  As of December 31, 2007, Parkway had one discretionary fund and five partnership agreements of this nature.

       On July 6, 2005, Parkway, through affiliated entities, entered into a limited partnership agreement forming a $500 million discretionary fund (the "Fund") with Ohio PERS for the purpose of acquiring high-quality multi-tenant office properties.  Ohio PERS is a 75% investor and Parkway is a 25% investor in the Fund, which is capitalized with approximately 40% of equity capital and 60% of non-recourse, fixed-rate first mortgage debt.  The Fund targets acquisitions in the existing core Parkway markets of Memphis, Houston, Phoenix, Atlanta, Chicago, Charlotte, Orlando, Tampa/St. Petersburg, Ft. Lauderdale and Jacksonville.  As of December 31, 2007, there was approximately $228 million remaining capacity for Fund office investments.  Subsequent to December 31, 2007, the Company purchased three office investments for a total purchase price of $236.6 million on behalf of the Fund.  Estimated closing costs, building improvements, tenant improvements and leasing costs of $14.2 million are anticipated during the first two years of ownership for a total investment of $250.8 million. Of the total investment, $227.4 million will represent investments by the Fund and $23.4 million will represent an additional investment by Parkway.  Therefore, as of February 15, 2008, the Fund was fully invested. With the Fund with Ohio PERS fully invested, management is now focused on establishing a second discretionary fund.

       The Fund targets properties with a leveraged internal rate of return of greater than 11%.  Parkway serves as the general partner of the Fund and provides asset management, property management, leasing and construction management services to the Fund, for which it is paid market-based fees.  After each partner has received a 10% annual cumulative preferred return and a return of invested capital, 20% of the excess cash flow will be paid to the general partner and 80% will be paid to the limited partners.    Through its general partner and limited partner ownership interests, Parkway may receive a distribution of the cash flow equivalent to 40%.  Parkway had three years to identify and acquire properties for the Fund (the "Commitment Period"), with funds contributed as needed to close acquisitions.  Parkway exclusively represents the Fund in making acquisitions within the target markets and within certain predefined criteria.  Parkway will not be prohibited from making fee-simple or joint venture acquisitions in markets outside of the target markets, acquiring properties within the target markets that do not meet the fund's specific criteria or selling or joint venturing any currently owned properties.  The term of the Fund is seven years from the expiration of the Commitment Period, with provisions to extend the term for two additional one-year periods.

 Third Party Management

       The Company benefits from a fully integrated management infrastructure, provided by its wholly-owned management subsidiary, Parkway Realty Services LLC ("Parkway Realty").  In addition to the Company's owned properties, Parkway Realty currently manages and/or leases approximately 5.6 million net rentable square feet for third-party owners, joint venture interests and Fund properties.  The Company intends to expand its third party fee business through funds or similar ventures.

Financing Strategy

        The Company expects to continue seeking fixed rate, non-recourse mortgage financing with maturities from five to ten years typically amortizing over 25 to 30 years on select office building investments as additional capital is needed.  The Company targets a debt to total market capitalization ratio at a percentage in the range of 45% to 50%.    This ratio may vary at times pending the timing of acquisitions, sales and/or sales of equity securities.  In addition, volatility in the price of the Company's common stock may affect the debt to total market capitalization ratio.  However, over time the Company plans to maintain a percentage in the range of 45% to 50%. The Company calculates this ratio by including its proportionate share of any debt on assets held in funds and partnerships.   In addition to this debt ratio, the Company monitors interest, fixed charge and modified fixed charge coverage ratios.  In connection with the GEAR UP Plan, management set an internal target for the modified fixed charge coverage ratio of 2.5 times as a measure of leverage for the plan.  While not a requirement of the plan, this self-imposed target serves to prevent the performance goals being met by adopting an unhealthy over-leveraging of the Company. Management believes the debt to market capitalization, interest coverage, fixed charge coverage and modified fixed charge coverage ratios provide useful information on total debt levels as well as the Company's ability to cover interest, principal and/or preferred dividend payments with current income. As of December 31, 2007, Parkway's debt to total market capitalization rate was 56.8%, which is higher than the Company's target range of 45% to 50%.  The increase in the rate was due primarily to a stock price decrease.

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

 Capital Allocation

       The Equity Opportunities goal of the GEAR UP Plan speaks to capital allocation and the Company's long standing approach to this very important matter.  Capital allocation receives constant review by management and the Board of Directors considering many factors including the capital markets, our weighted average cost or capital, buying criteria (written and published), the real estate market and management of the risk associated with the rate of return.  We examine all aspects of each type of investment whether it is a Fund asset, Parkway common stock, a mortgage loan receivable or a fee simple purchase. Each carries a relationship to replacement cost which is still an important underwriting discipline for us. Each has a current yield and a leveraged and unleveraged internal rate of return that can be measured on a relative and absolute basis.  Currently, management views the Fund and similar ventures as the highest priority of our capital allocation because it produces the highest risk adjusted return as measured by internal Rate of Return and current cash return.  Other investment alternatives are available to us but with lesser return or slightly higher risk so we are principally focused on Funds or similar ventures at the present time.

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

Management Team

        Parkway's management team consists of experienced office property specialists with proven capabilities in office property (i) operations; (ii) leasing; (iii) management; (iv) acquisition/disposition; (v) financing; (vi) capital allocation; and (vii) accounting and financial reporting.  Parkway's fourteen senior officers have an average of 22 years of real estate industry experience, and have worked together at Parkway for an average of 17 years.  Effective March 1, 2008, J. Mitchell Collins will join the Company as Executive Vice President, Chief Financial Officer and Secretary.  Mr. Collins joins the Company with eight years of Chief Financial Officer experience with two public real estate companies and ten years of public accounting experience.  Management has developed a highly service-oriented operating culture and believes that its focus on operations, proactive leasing, property management and asset management activities will result in higher customer retention and occupancy and will continue to translate into enhanced stockholder value.

 Administration

       The Company is self-administered and self-managed and maintains its principal executive offices in Jackson, Mississippi.  As of January 1, 2008, the Company had 298 employees.  The operations of the Company are conducted from approximately 20,000 square feet of office space located at 188 East Capitol Street, One Jackson Place, Suite 1000, Jackson, Mississippi.  The building is owned by Parkway and is leased by Parkway at market rental rates.

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

ITEM 1B.  Unresolved Staff Comments.

        None.

 ITEM 2.  Properties.

 General

       The Company operates and invests principally in office properties in the Southeastern and Southwestern United States and Chicago, but is not limited to any specific geographical region or property type.  As of January 1, 2008, the Company owned or had an interest in 66 office properties comprising approximately 13.0 million square feet of office space located in 11 states.

       Property acquisitions in 2007, 2006 and 2005 were funded through a variety of sources, including:

a.         Cash reserves and cash generated from operating activities,

b.         Sales of non-core assets,

c.         Sales of office properties,

d.         Sales of joint venture interests,

e.         Contributions from partners,

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

       On February 28, 2007, the Company purchased 2.5 acres of land in Jackson, Mississippi for $1.8 million.  This land was purchased as part of the Company's plan to develop the 194,000 square foot Class A+ office building known as The Pinnacle at Jackson Place ("The Pinnacle"), adjacent to the Company's headquarters building.  The estimated cost of the development is $48.5 million with expected completion in the fall of 2008.  The Company has received commitments to lease approximately 70% of the new office space from four major customers.  Parkway is considering a joint venture structure for the development whereby Parkway will retain an ownership interest of approximately 20%. The development is designed to utilize benefits available under the Gulf Opportunity Zone Act for new developments in areas affected by Hurricane Katrina.  During the year ending December 31, 2007, the Company incurred $13.4 million in development costs for The Pinnacle.

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

       The following table sets forth certain information about office properties the Company owned or had an interest in as of January 1, 2008:

					Estimated
					Average	% of
	Number	Total Net	% of	Average	Market	Leases	%
	Of	Rentable	Total Net	Rent Per	Rent Per	Expiring	Leased
	Office	Square Feet	Rentable	Square	Square	In	As of
Location	Properties(1)	(in thousands)	Feet	Foot (2)	Foot (3)	2008 (4)	1/1/2008
Houston, TX	14	2,302	17.7%	$19.68	$22.49	23.4%	97.0%
Chicago, IL	3	2,289	17.6%	30.22	30.43	4.0%	92.8%
Atlanta, GA	9	1,776	13.7%	21.59	21.76	13.8%	92.8%
Memphis, TN	6	1,199	9.2%	20.82	21.50	9.8%	90.9%
Jackson, MS	6	919	7.1%	17.36	18.92	11.0%	89.1%
Columbia, SC	3	867	6.7%	16.22	17.94	6.4%	90.2%
Orlando, FL	4	695	5.3%	21.69	22.42	6.5%	96.0%
Richmond, VA	6	500	3.8%	17.51	17.16	17.2%	69.5%
Jacksonville, FL	4	482	3.7%	18.77	19.22	4.4%	88.4%
Nashville, TN	1	434	3.3%	14.64	19.25	2.4%	85.8%
Phoenix, AZ	2	393	3.0%	25.32	26.13	11.6%	96.1%
Hampton Roads, VA	3	385	3.0%	17.92	19.00	16.8%	92.8%
Charlotte, NC	1	325	2.5%	18.64	20.00	7.3%	95.8%
Ft. Lauderdale, FL	2	215	1.7%	22.52	24.15	12.4%	86.3%
St. Petersburg, FL	1	186	1.4%	20.77	23.00	29.7%	100.0%
Other Markets	1	32	0.3%	8.00	8.00	0.0%	100.0%
	66	12,999	100.0%	$21.52	$22.73	11.7%	92.0%

(1)    Includes 48 office properties owned directly and 18 office properties owned through joint ventures.

(2)    Average rent per square foot is defined as the weighted average current gross rental rate including expense escalations for leased office space in the building as of January 1, 2008.

(3)    Estimated average gross market rent per square foot is based upon information obtained from (i) the Company's own experience in leasing space at the properties; (ii) leasing agents in the relevant markets with respect to quoted rental rates and completed leasing transactions for comparable properties in the relevant markets; and (iii) publicly available data with respect thereto.  Estimated average market rent is weighted by the net rentable square feet expiring in each property.

(4)    The percentage of leases expiring in 2008 represents the ratio of square feet under leases expiring in 2008 divided by total net rentable square feet.

       The following table sets forth scheduled lease expirations for properties owned as of January 1, 2008 on leases executed as of January 1, 2008, assuming no customer exercises renewal options:

		Net		Annualized	Weighted	Weighted Est
		Rentable	Percent of	Rental	Expiring Gross	Avg Market
Year of	Number	Square Feet	Total Net	Amount	Rental Rate Per	Rent Per Net
Lease	of	Expiring	Rentable	Expiring (1)	Net Rentable	Rentable
Expiration	Leases	(in thousands)	Square Feet	(in thousands)	Square Foot (2)	Square Foot (3)
2008	330	1,525	11.7%	$ 31,229	$ 20.48	$ 21.60
2009	288	1,864	14.3%	40,177	21.55	22.55
2010	288	1,658	12.8%	33,495	20.20	20.95
2011	201	1,879	14.5%	41,906	22.30	23.47
2012	158	1,528	11.8%	32,426	21.22	22.53
2013	60	585	4.5%	12,737	21.79	22.52
Thereafter	127	2,919	22.4%	65,387	22.40	24.13
	1,452	11,958	92.0%	$ 257,357	$ 21.52	$ 22.73

(1)    Annualized rental amount expiring is defined as net rentable square feet expiring multiplied by the weighted average expiring annual rental rate per net rentable square foot.

(2)    Weighted average expiring gross rental rate is the weighted average rental rate including expense escalations for office space.

(3)    Estimated average gross market rent per square foot is based upon information obtained from (i) the Company's own experience in leasing space at the properties: (ii) leasing agents in the relevant markets with respect to quoted rental rates and completed leasing transactions for comparable properties in the relevant markets; and (iii) publicly available data with respect thereto as of January 1, 2008.  Estimated average market rent is weighted by the net rentable square feet expiring in each property.

Customers

       The office properties are leased to 1,452 customers, which are in a wide variety of industries including banking, insurance, professional services (including legal, accounting, and consulting), energy, financial services and telecommunications.  Our largest customer and 25 largest customers accounted for 4.3% and 38.9% respectively, of our annualized rental revenue.  The following table sets forth information concerning the 25 largest customers of the properties owned directly or through joint ventures as of January 1, 2008 (in thousands, except square foot data):

	Leased	Annualized		Lease
	Square	Rental		Expiration
Customer	Feet (1)	Revenue (1)	Office Property	Date
General Services Administration (GSA)	417,892	$ 9,446	(2)	(2)
Blue Cross Blue Shield of Georgia, Inc.	271,712	6,843	Capital City Plaza	(3)
Health Care Service Corporation	263,181	6,374	111 East Wacker	(4)
Cox Enterprises, Inc.	302,432	6,055	(5)	(5)
Regions Financial Corporation	255,495	4,752	(6)	(6)
Young & Rubicam	123,878	4,385	233 North Michigan	(7)
Federal Home Loan Bank of Chicago	135,932	4,152	111 East Wacker	(8)
Nabors Industries/Nabors Corporate Services	204,645	3,993	One Commerce Green	(9)
South Carolina State Government	233,687	3,542	(10)	(10)
United Healthcare Services	60,944	2,992	233 North Michigan	11/12
Forman, Perry, Watkins, Krutz & Tardy	173,355	2,696	(11)	(11)
Clear Channel Communications	73,628	2,624	233 North Michigan	(12)
Schlumberger Technology	155,324	2,561	Schlumberger	(13)
Honeywell	111,686	2,447	Honeywell Building	07/09
DHL Airways	101,330	2,344	One Commerce Green	11/08
Golin-Harris Communications, Inc.	66,864	2,246	111 East Wacker	07/12
Federal Express	100,410	2,111	(14)	(14)
Bank of America, NA	193,107	2,094	(15)	(15)
Extra Space Storage	91,200	2,067	Moore Building	04/15
Louisiana-Pacific Corporation	104,807	1,997	Bank of America Plaza	12/15
Motorola, Inc.	68,473	1,882	233 North Michigan	03/11
Stein Mart, Inc.	100,685	1,872	Stein Mart Building	02/11
Shefsky & Froelich, Ltd.	68,936	1,751	111 East Wacker	05/15
The Meridian Resource Corporation	78,001	1,716	1401 Enclave	09/11
URS Corporation	59,512	1,696	(16)	(16)
	3,817,116	$84,638
Total Rentable Square Footage (1)	12,998,550
Total Annualized Rental Revenue (1)	$217,488

(1)

Annualized Rental Revenue represents the gross rental rate (including escalations) per square foot as of January 1, 2008, multiplied by the number of square feet leased by the customer.  Annualized rent for customers in unconsolidated joint ventures is calculated based on our ownership interest.  However, leased square feet represents 100% of square feet leased through direct ownership or through joint ventures.

(2)

GSA occupies 417,892 square feet in 15 properties under separate leases that expire as follows:  189,316 square feet in November 2009, 30,909 square feet in July 2010, 26,856 square feet in December 2008, 23,687 square feet in March 2013, 22,973 square feet in January 2013,  21,384 square feet in May 2010, 21,143 square feet in September 2012, 17,112 square feet in January 2010, 13,427 square feet in November 2017, 11,059 square feet in June 2017, 10,164 square feet in June 2008, 8,603 square feet in June 2013, 5,471 square feet in October 2012, 5,155 square feet in November 2011, 4,830 square feet in March 2008, 3,043 square feet in April 2014, 1,848 square feet in December 2015, and 912 square feet in January 2009.

(3)	Blue Cross Blue Shield of Georgia, Inc. occupies 271,712 square feet expiring in June 2014 with a cancellation option in June 2012.

(4)	Health Care Service Corporation occupies 263,181 square feet in one property under two leases expiring as follows: 202,086 square feet in March 2017 and 61,095 square feet in March 2012.

(5)

Cox Enterprises, Inc. occupies 302,432 square feet in two properties under separate leases that expire as follows:  193,043 square feet in August 2010, 79,790 square feet in December 2008, 19,209 square feet in June 2010 and 10,390 square feet in April 2009.

(6)

Regions Financial Corporation occupies 255,495 square feet in three properties under separate leases that expire as follows: 227,738 square feet in March 2016, 16,538 square feet in October 2011, 3,916 square feet in November 2010, 3,197 square feet in July 2010, 2,123 square feet in November 2009 and 1,983 square feet in September 2009.

(7)	Young & Rubicam occupies 123,878 square feet expiring in November 2011 with a cancellation option on November 30, 2009.

(8)	Federal Home Loan Bank of Chicago occupies 135,932 square feet expiring in July 2011 with a cancellation option on December 31, 2008.

(9)

Nabors Industries occupies 204,645 square feet expiring as follows: 189,757 square feet expiring in December 2008, 12,519 square feet expiring in December 2009, and 2,369 square feet expiring in February 2010.

(10)

South Carolina Government Agencies occupy 233,687 square feet in three properties under separate leases that expire as follows:  133,436 square feet in June 2010, 45,962 square feet in September 2009, 28,165 square feet in February 2014, 15,711 square feet in June 2011, 7,007 square feet in December 2008, 2,608 square feet in June 2009, 448 square feet in August 2008 and 350 square feet on a month-to-month lease.  The Budget and Control Board's 119,383 square foot lease contains a cancellation option available every June 30th, and the SC Dept. of Commerce's 44,587 square foot lease contains a cancellation option available every August 1st.

(11)

Forman, Perry, Watkins, Krutz & Tardy occupy 173,355 square feet in two properties and the leases expire as follows:  162,731 square feet in December 2011 and 10,624 square feet in July 2009 with certain cancellation rights which began July 2007. Customer also has certain cancellation rights pending changes in litigation legislation.

(12)	Clear Channel Communications occupies 73,628 square feet expiring as follows: 73,353 square feet in July 2014 and 275 square feet on a month-to-month lease.

(13)	Schlumberger Technology occupies 155,324 square feet expiring in February 2012 with a cancellation option on December 31, 2008.

(14)

Federal Express occupies 100,410 square feet in four properties under separate leases that expire as follows: 44,494 square feet in October 2015, 43,738 square feet in September 2015, 10,036 square feet in September 2008, 1,380 square feet in August 2008 and 762 square feet in December 2009.

(15)	Bank of America, NA occupies 193,107 square feet in two properties under separate leases that expire as follows: 180,530 square feet in March 2012 and 12,577 square feet in June 2014.

(16)	URS Corporation occupies 59,512 square feet in two properties under separate leases that expire as follows: 56,164 square feet in April 2016 and 3,348 square feet in February 2011.

Non-Core Assets

       Since January 1, 1996, Parkway has pursued a strategy of liquidating its non-core assets and using the proceeds from such sales to acquire office properties, pay down short-term debt and repurchase its own stock.  The Company defines non-core assets as all assets other than office and parking properties, which at December 31, 2007 consisted of undeveloped land.  The book value of the land, which is available for sale, was $1.5 million as of December 31, 2007 with a carrying cost of approximately $5,000 annually.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders.

       None.

PART II

ITEM 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

       The Company's common stock ($.001 par value) is listed and trades on the New York Stock Exchange under the symbol "PKY".  The number of record holders of the Company's common stock at January 1, 2008, was 2,476.

       As of February 22, 2008, the last reported sales price per common share on the New York Stock Exchange was $35.14.  The following table sets forth, for the periods indicated, the high and low last reported sales prices per share of the Company's common stock and the per share cash distributions paid by Parkway during each quarter.

	Year Ended			Year Ended
	December 31, 2007			December 31, 2006
Quarter Ended	High	Low	Distributions	High	Low	Distributions
March 31	$57.70	$51.00	$0.65	$45.89	$40.66	$0.65
June 30	$54.09	$47.10	0.65	45.50	38.70	0.65
September 30	$49.12	$40.58	0.65	49.02	44.85	0.65
December 31	$48.51	$34.85	0.65	53.20	46.26	0.65
			$2.60			$2.60

       Common stock distributions during 2007 and 2006 ($2.60 per share) were taxable as follows for federal income tax purposes:

	Year Ended
	December 31
	2007	2006
Ordinary income	$1.38	$0.99
Post May 5, 2003 capital gain	0.38	1.17
Unrecaptured Section 1250 gain	0.65	0.44
Return of capital	0.19	-
	$2.60	$2.60

       The following table shows the high and low Series D preferred share prices and per share distributions paid for each quarter of 2007 and 2006 reported by the New York Stock Exchange.

	Year Ended			Year Ended
	December 31, 2007			December 31, 2006
Quarter Ended	High	Low	Distributions	High	Low	Distributions
March 31	$26.60	$25.36	$0.50	$26.20	$25.00	$0.50
June 30	26.50	25.44	0.50	26.00	25.00	0.50
September 30	25.40	23.65	0.50	26.60	25.30	0.50
December 31	25.16	22.75	0.50	26.40	25.42	0.50
			$2.00			$2.00

       As of January 1, 2008, there were six holders of record of the Company's 2.4 million outstanding shares of Series D preferred stock.  Series D preferred stock distributions during 2007 and 2006 were taxable as follows for federal income tax purposes:

	Year Ended December 31
	2007	2006
Ordinary income	$1.21	$0.76
Post May 5, 2003 capital gain	0.29	0.90
Unrecaptured Section 1250 gain	0.50	0.34
	$2.00	$2.00

Purchases of Equity Securities by the Issuer

			Total Number	Maximum Number
			of Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs

10/01/07 to 10/31/07	561(1)	$45.90	-	1,245,962
11/01/07 to 11/30/07	176,997	39.50	176,997	1,068,965
12/01/07 to 12/31/07	56,210	38.86	56,210	1,012,755(2)
Total	233,768	$39.36	233,207

(1)   As permitted under the Company's equity compensation plan, these shares were withheld by the Company to satisfy tax withholding obligations for employees in connection with the vesting of stock.  Shares withheld for tax withholding obligations do not affect the total number of remaining shares available for repurchase under the Company's common stock repurchase plan.

(2)   On August 3, 2007, the Board of Directors authorized the repurchase of up to 1.7 million shares of Parkway's outstanding common stock through July 30, 2008.  The shares may be purchased in the open market or in privately negotiated transactions, and at times and in amounts the Company deems appropriate.  In 2007, the Company purchased 687,245 shares of Parkway common stock for $29.1 million, which equates to an average price of $42.36 per share, with 1,012,755 shares still authorized for repurchase.

 Securities Authorized for Issuance Under Equity Compensation Plans

      See Item 12 of this Annual Report on Form 10-K, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for certain information regarding the Company's equity compensation plans.

Performance Graph

       The following graph provides a comparison of cumulative stockholder return for the period from December 31, 2002 through December 31, 2007 among Parkway, the Standard & Poor's 500 Index ("S & P 500") and the NAREIT Equity REIT Total Return Index ("NAREIT Equity").  The stock performance graph assumes an investment of $100 in the shares of Parkway common stock and each index and the reinvestment of any dividends.  The historical information set forth below is not necessarily indicative of future performance.

       The performance graph and related information shall not be deemed "soliciting material" or deemed to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that the Company specifically incorporates it by reference into such filing.

Years Ended December 31
	2002	2003	2004	2005	2006	2007
Parkway	$ 100.00	$ 126.26	$ 162.74	$ 136.13	$ 182.86	$ 140.31
NAREIT Equity	$ 100.00	$ 137.13	$ 180.44	$ 202.38	$ 273.33	$ 230.44
S & P 500	$ 100.00	$ 128.69	$ 142.68	$ 149.69	$ 173.32	$ 182.84

ITEM 6.  Selected Financial Data.

	Year Ended 12/31/07	Year Ended 12/31/06	Year Ended 12/31/05	Year Ended 12/31/04	Year Ended 12/31/03
	(In thousands, except per share data)
Operating Data:
Revenues
Income from office and parking properties	$ 246,677	$ 210,007	$ 188,486	$ 152,829	$ 134,906
Management company income	1,605	5,329	2,997	3,832	2,136
Total revenues	248,282	215,336	191,483	156,661	137,042
Expenses
Property operating expenses	114,312	99,130	88,254	70,450	60,370
Depreciation and amortization	77,574	64,655	51,046	35,666	27,116
Operating expense for other real estate properties	5	5	5	22	37
Management company expense	1,188	1,141	607	359	391
General and administrative and other	6,597	4,651	4,468	4,464	4,201
Operating income	48,606	45,754	47,103	45,700	44,927
Other income and expense
Interest and other income	528	40	255	37	1,718
Equity in earnings of unconsolidated joint ventures	1,008	751	1,496	1,697	2,212
Gain on real estate, joint venture interests and other assets	20,307	17,646	1,039	4,309	10,661
Interest expense	(54,099)	(44,632)	(35,444)	(25,817)	(19,718)
Income before minority interest and discontinued operations	16,350	19,559	14,449	25,926	39,800
Minority interest - unit holders	(2)	(1)	(2)	(2)	(3)
Minority interest - real estate partnerships	3,174	485	(187)	127	-
Income from continuing operations	19,522	20,043	14,260	26,051	39,797
Income from discontinued operations	170	556	2,366	3,464	3,384
Gain on sale of real estate from discontinued operations	-	5,083	4,181	-	-
Net income	19,692	25,682	20,807	29,515	43,181
Change in market value of interest rate swaps	(1,190)	(73)	1,131	(226)	170
Change in unrealized gain (loss) on equity securities	4	75	(79)	-	-
Comprehensive income	$ 18,506	$ 25,684	$ 21,859	$ 29,289	$ 43,351

Net income available to common stockholders:
Net Income	$ 19,692	$ 25,682	$ 20,807	$ 29,515	$ 43,181
Original issue costs associated with redemption of preferred stock	-	-	-	-	(2,619)
Dividends on preferred stock	(4,800)	(4,800)	(4,800)	(4,800)	(5,352)
Dividends on convertible preferred stock	-	(1,773)	(2,346)	(5,186)	(6,091)
Net income available to common stockholders	$ 14,892	$ 19,109	$ 13,661	$ 19,529	$ 29,119

Net income per common share:
Basic:
Income from continuing operations	$ 0.95	$ 0.95	$ 0.50	$ 1.42	$ 2.52
Discontinued operations	0.01	0.39	0.47	0.31	0.33
Net income	$ 0.96	$ 1.34	$ 0.97	$ 1.73	$ 2.85

Diluted:
Income from continuing operations	$ 0.94	$ 0.93	$ 0.50	$ 1.40	$ 2.46
Discontinued operations	0.01	0.39	0.46	0.30	0.33
Net income	$ 0.95	$ 1.32	$ 0.96	$ 1.70	$ 2.79

Book value per common share (at end of year)	$ 25.09	$ 27.42	$ 27.42	$ 26.44	$ 26.09
Dividends per common share	$ 2.60	$ 2.60	$ 2.60	$ 2.60	$ 2.60
Weighted average shares outstanding:
Basic	15,482	14,306	14,065	11,270	10,224
Diluted	15,648	14,487	14,233	11,478	10,453
Balance Sheet Data:
Office and parking investments, net of depreciation	$1,314,602	$1,303,213	$1,040,929	$ 820,807	$ 728,695
Investment in unconsolidated joint ventures	11,236	11,179	12,942	25,294	20,026
Total assets	1,535,794	1,512,346	1,188,342	931,188	802,308
Notes payable to banks	212,349	152,312	150,371	104,618	110,075
Mortgage notes payable	714,501	696,012	483,270	353,975	247,190
Total liabilities	1,015,346	931,724	701,010	511,802	394,287
Preferred stock	57,976	57,976	57,976	57,976	57,976
Convertible preferred stock	-	-	28,122	28,122	68,000
Stockholders' equity	439,908	490,306	474,516	415,648	407,980

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

       Parkway is a self-administered and self-managed REIT specializing in the acquisition, operations, leasing and ownership of office properties.  The Company is geographically focused on the Southeastern and Southwestern United States and Chicago.  As of February 15, 2008 Parkway owned or had an interest in 69 office properties located in 11 states with an aggregate of approximately 14.1 million square feet of leasable space.  Included in the portfolio are 21 properties totaling 3.8 million square feet that are owned jointly with other investors, representing 27% of the portfolio.  Under the Company's GEAR UP Plan, which started January 1, 2006 and ends December 31, 2008, it is the Company's goal to transform its strategy from being an owner-operator to being an operator-owner. The strategy highlights the Company's strength in providing excellent service in the operation of office properties in addition to its direct ownership of real estate assets. Fee-based real estate services are offered through the Company's wholly owned subsidiary, Parkway Realty Services LLC, which also manages and/or leases approximately 1.8 million square feet for third party owners as of February 15, 2008.  The Company generates revenue primarily by leasing office space to its customers and providing management and leasing services to third-party office property owners (including joint venture interests).  The primary drivers behind Parkway's revenues are occupancy, rental rates and customer retention.

       Occupancy.  Parkway's revenues are dependent on the occupancy of its office buildings. With supply of new office buildings remaining in check and the economy continuing to create new office jobs, 2007 was a solid operating year for Parkway.  America created 1.1 million new jobs in 2007, on top of 1.8 million in 2006.  For Parkway, this translated into improved occupancy to an average of 91.6% during 2007 and another large increase in embedded rental rate growth.  Embedded growth is defined as the difference between our weighted average in place cash rents and the weighted average market rental rate. As of January 1, 2008, occupancy of Parkway's office portfolio was 92.0% compared to 92.3% as of October 1, 2007 and 90.8% as of January 1, 2007.  Not included in the January 1, 2008 occupancy rate are 14 signed leases totaling 76,000 square feet, which commence during the first and second quarters of 2008 and will raise Parkway's percentage leased to 92.6%.  To combat rising vacancy, Parkway utilizes innovative approaches to produce new leases.  These include the Broker Bill of Rights, a short-form service agreement and customer advocacy programs which are models in the industry and have helped the Company maintain occupancy around 92% during a time when the national occupancy rate is approximately 87%.  Parkway projects average annual occupancy of approximately 93% during 2008 for its office properties.

       Rental Rates.  An increase in vacancy rates has the effect of reducing market rental rates and vice versa.  Parkway's leases typically have three to seven year terms.  As leases expire, the Company replaces the existing leases with new leases at the current market rental rate.

        Customer Retention.  Keeping existing customers is important as high customer retention leads to increased occupancy, less downtime between leases, and reduced leasing costs.  Parkway estimates that it costs five to six times more to replace an existing customer with a new one than to retain the customer.  In making this estimate, Parkway takes into account the sum of revenue lost during downtime on the space plus leasing costs, which rise as market vacancies increase.  Therefore, Parkway focuses a great deal of energy on customer retention.  Parkway's operating philosophy is based on the premise that it is in the customer retention business.  Parkway seeks to retain its customers by continually focusing on operations at its office properties.  The Company believes in providing superior customer service; hiring, training, retaining and empowering each employee; and creating an environment of open communication both internally and externally with customers and stockholders.  Over the past ten years, Parkway maintained an average 73.7% customer retention rate.  Parkway's customer retention for the year ending December 31, 2007 was 72% compared to 73% for the year ending December 31, 2006.

       Strategic Planning.   Parkway is a focused office REIT with a hands-on, service-oriented approach, a disciplined capital allocation program and a willingness to recycle assets.  However, we see the future transformation taking Parkway from being an owner-operator to being an operator-owner.  On January 1, 2006, the Company initiated a new three-year operating plan referred to as the "GEAR UP" Plan that will serve as the spring board to transform Parkway from being first an owner of real estate and secondarily an operator of real estate for others to being first an operator of real estate for others that also owns an interest in the real estate.  The goals of the GEAR UP Plan are as follows:

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

These two goals, Equity Opportunities and Asset Recycling, are what combine to transform Parkway from being an owner-operator to being an operator-owner.  Management strongly believes that these actions will result in Parkway better leveraging its core strength of operating office properties and will be advantageous for the Company's shareholders over the long term.  So whether we are in an economy characterized by growth or recession, purchasing assets with a good partner and leveraging our operating expertise through earning recurring fees allows us to increase our core portfolio in larger and more institutional markets and increase our earnings potential from the services provided.

•         Retain Customers.  Customer retention remains the cornerstone of the Company's business and is why partners choose to partner with Parkway.  The goal is a customer retention rate of 70% to 75%.  The average customer retention rate since the inception of the GEAR UP Plan on January 1, 2006 is 72.5% and we anticipate that the annual customer retention rate for 2008 will be in the range of 70% to 75%.

•         Uncompromising Focus on Operations.  Parkway is reaffirming its commitment to do that which it does best, and that is to operate office properties for maximum returns.

•         Performance.  In the planning process, management first decided what actions to take strategically over the three years of the GEAR UP Plan and secondly, modeled the economic impact of these actions.  Given the large component of Asset Recycling in the Plan, management selected a financial metric that would be most appropriate to measure the success of the Plan.   This led to the adoption of Cumulative Adjusted Funds Available for Distribution ("Cumulative Adjusted FAD") as the metric for the GEAR UP Plan, with a target of $7.18 per share cumulative over three years.  Actual Cumulative Adjusted FAD for 2006 and 2007 exceeded the amount projected by the Company at the beginning of the plan. Management set an internal target for fixed charge coverage before principal payments of 2.5 times as a measure of leverage for the plan.  While not a requirement of the plan, this self-imposed target serves to prevent the performance goals being met by adopting an unhealthy over-leveraging of the Company.

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
  Stock Buyback.  On August 3, 2007, the Board of Directors authorized the repurchase of up to 1.7 million shares of Parkway's outstanding common stock through July 30, 2008.  During 2007, the Company purchased approximately 688,000 shares of Parkway common stock for $29.1 million, which equates to an average price of $42.36 per share.

Discretionary Fund.  On July 6, 2005, Parkway, through affiliated entities, entered into a limited partnership agreement forming a $500 million discretionary fund with Ohio PERS for the purpose of acquiring high-quality multi-tenant office properties.  Ohio PERS is a 75% investor and Parkway is a 25% investor in the Fund, which is capitalized with approximately 40% of equity capital and 60% of non-recourse, fixed-rate first mortgage debt.  The Fund targets acquisitions in the existing core Parkway markets of Memphis, Houston, Phoenix, Atlanta, Chicago, Charlotte, Orlando, Tampa/St. Petersburg, Ft. Lauderdale and Jacksonville.  As of December 31, 2007, there was approximately $228 million remaining capacity for Fund office investments.  Subsequent to December 31, 2007, the Company purchased three office investments for a total purchase price of $236.6 million on behalf of the Fund.  Estimated closing costs, building improvements, tenant improvements and leasing costs of $14.2 million are anticipated during the first two years of ownership for a total investment of $250.8 million. Of the total investment, $227.4 million will represent investments by the Fund and $23.4 million will represent an additional investment by Parkway.  Therefore, as of February 15, 2008, the Fund was fully invested. With the Fund with Ohio PERS fully invested, management is now focused on establishing a second discretionary fund.

       The Fund targets properties with an anticipated leveraged internal rate of return of greater than 11%.  Parkway serves as the general partner of the Fund and provides asset management, property management, leasing and construction management services to the Fund, for which it is paid market-based fees.  After each partner has received a 10% annual cumulative preferred return and a return of invested capital, 20% of the excess cash flow will be paid to the general partner and 80% will be paid to the limited partners.    Through its general partner and limited partner ownership interests, Parkway may receive a distribution of the cash flow equivalent to 40%.  Parkway had three years from the inception date of the Fund to identify and acquire properties (the "Commitment Period"), with funds contributed as needed to close acquisitions.  Parkway exclusively represents the Fund in making acquisitions within the target markets and within certain predefined criteria.  Parkway will not be prohibited from making fee-simple or joint venture acquisitions in markets outside of the target markets, acquiring properties within the target markets that do not meet the Fund's specific criteria or selling or joint venturing any currently owned properties.  The term of the Fund is seven years from the expiration of the Commitment Period, with provisions to extend the term for two additional one-year periods.

Financial Condition

 Comments are for the balance sheet dated December 31, 2007 compared to the balance sheet dated December 31, 2006.

       Office and Parking Properties.   In 2007, Parkway continued the application of its strategy of operating and acquiring office properties, joint venturing interests in office assets, as well as liquidating non-core assets and office assets that either no longer meet the Company's investment criteria or the Company has determined value will be maximized by selling.  During the year ended December 31, 2007, total assets increased $23.4 million or 1.6% and office and parking properties and office property development (before depreciation) increased $54.3 million or 3.6%.

 Purchases, Improvements and Development

       Parkway's investment in consolidated office and parking properties increased $11.4 million net of depreciation, to a carrying amount of $1.3 billion at December 31, 2007 and consisted of 60 office and parking properties and one office property development   The primary reason for the increase in office and parking properties relates to the net effect of the purchase of land and an office property, building improvements, development costs, the sale of two office properties, a capital lease for a garage and depreciation recorded during the year.

       On February 28, 2007, the Company purchased 2.5 acres of land in Jackson, Mississippi for $1.8 million.  This land was purchased as part of the Company's plan to develop the 194,000 square foot Class A+ office building known as The Pinnacle at Jackson Place ("The Pinnacle"), adjacent to the Company's headquarters building.  The estimated cost of the development is $48.5 million with expected completion in the fall of 2008.  The Company has received commitments to lease approximately 70% of the new office space from four major customers.  Parkway is considering a joint venture structure for the development whereby Parkway will retain an ownership interest of approximately 20%.  The development is designed to utilize benefits available under the Gulf Opportunity Zone Act for new developments in areas affected by Hurricane Katrina.  During the year ending December 31, 2007, the Company incurred $13.4 million in development costs for The Pinnacle.

       During the year ending December 31, 2007, the Fund purchased one office property as follows (in thousands):

		Square	Date	Purchase
Office Property	Location	Feet	Purchased	Price

Fund Purchase (a):
1401 Enclave Parkway (a)	Houston, Texas	209	06/14/07	$46,500

       (a)  Parkway's ownership interest is 25% and this property is included in Parkway's consolidated financial statements.

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

       During the year ending December 31, 2007, the Company capitalized building improvements and additional purchase expenses of $43.3 million and recorded depreciation expense of $59.7 million related to its office and parking properties.

Dispositions

       During the year ending December 31, 2007, Parkway sold two office properties as follows (in thousands):

		Square	Date	Gross Sales
Office Property	Location	Feet	Sold	Price	Gain

First Tennessee Plaza and Cedar Ridge	Knoxville, Tennessee	549	06/29/07	$59,000	$20,260

       Mortgage Loan.  On November 7, 2007, the Company purchased the B participation piece (the "B piece") of a first mortgage secured by an 844,000 square foot office building in Dallas, Texas known as 2100 Ross for $6.9 million.  The B piece was originated by Wachovia Bank, N.A. and has a face value of $10 million and a stated coupon rate of 6.065%.  Upon maturity in May 2012, the Company will receive a principal payment of $10 million, which produces a yield to maturity of 15.6%.

   Rents Receivable and Other Assets.  Rents receivable and other assets increased $9.2 million or 8.4% for the year ending December 31, 2007.  The increase is primarily attributable to the increase in earnest money and loan deposits of $5.5 million for the purchase of Gateway Center in Orlando, Florida; Desert Ridge Corporate Center in Phoenix, Arizona and Citicorp Plaza in Chicago, Illinois, all of which closed during the first quarter of 2008.

       Intangible Assets, Net.  For the year ending December 31, 2007, intangible assets net of related amortization decreased $11.1 million or 13.6% and was primarily due to annual amortization of the existing intangible assets.  Parkway accounts for its acquisitions of real estate in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations", which requires the fair value of the real estate acquired to be allocated to acquired tangible and intangible assets.

       Notes Payable to Banks.  Notes payable to banks increased $60.0 million or 39.4% for the year ending December 31, 2007.  At December 31, 2007, notes payable to banks totaled $212.3 million and resulted primarily from advances under bank lines of credit to purchase additional properties and to make improvements to office properties, purchase Parkway common stock and retire existing debt offset by proceeds from the sale of assets used to reduce bank lines of credit.

       On August 24 2007, the Company entered into an interest rate swap agreement with US Bank.  The interest rate swap is for a $30 million notional amount and fixes the 30-day LIBOR interest rate at 4.942%, which equates to a total interest rate of 6.224%, for the period September 4, 2007 through August 31, 2008.  The swap serves as a hedge on the variable interest rates on a portion of the borrowings under the Company's $296 million line of credit.

       On December 3, 2007, the Company entered into an interest rate swap agreement with JP Morgan.  The interest rate swap is for a $50 million notional amount and fixes the 30-day LIBOR interest rate at 4.38%, which equates to a total interest rate of 5.68%, for the period December 31, 2007 through June 30, 2008.  The swap agreement serves as a hedge of the variable interest rates on a portion of the borrowings under the Company's $296 million line of credit.

       On December 13, 2007, the Company exercised $96 million of the $110 million accordion feature of its existing unsecured line of credit facility with Wachovia Bank.  The Company's credit facility increased from $200 million to $296 million and is comprised of a $60 million term loan maturing April 2011 and a $236 million revolving loan maturing in April 2010, which includes rights to a one-year extension at Parkway's discretion with the same terms through April 2011.  The interest rate on the credit facility is currently LIBOR plus 130 basis points.

       The Company's $296 million unsecured credit facility requires compliance with a number of restrictive financial covenants, including tangible net worth, fixed charge coverage ratio, unencumbered interest coverage ratio, total debt to total asset ratio, secured debt to total asset value ratio, secured recourse debt to total asset value ratio and unencumbered pool restrictions.  As of December 31, 2007 the Company was in compliance with these financial covenants.

       Mortgage Notes Payable.  Mortgage notes payable increased $18.5 million or 2.7% during the year ending December 31, 2007, as a result of the following (in thousands):

    In connection with the purchase of office buildings, the Fund with Ohio PERS placed the following non-recourse first mortgages during 2007:

Increase
(Decrease)
Placement of mortgage debt by discretionary fund	$ 59,500
Principal paid on early extinguishment of debt	(25,431)
Scheduled principal payments	(15,580)
$ 18,489

•         On February 9, 2007, the Fund placed a $31.5 million ten-year non-recourse first mortgage with an interest rate of 5.61% in connection with the 2006 purchase of Overlook II in Atlanta, Georgia.  Payments during the term will be on an interest only basis and the loan matures on March 1, 2017.

•         On June 14, 2007, the Fund placed a $28 million eight-year non-recourse first mortgage with a fixed interest rate of 5.76% in connection with the purchase of 1401 Enclave Parkway in Houston, Texas.  Payments during the mortgage term will be on an interest only basis for five years.  Monthly principal and interest payments of $164,000 will be made over the remaining term of the loan with a balloon payment due at maturity.

       On December 28, 2007, the Company completed the financing facility of The Pinnacle at Jackson Place for a total of $37.6 million.  The facility consists of two mortgages, the proceeds of which will be used to complete the construction and long-term financing of the building.  One of the mortgages is being funded under the Federal New Markets Tax Credit ("NMTC") program, which provides funding for development in certain geographic areas.  The NMTC mortgage consists of a $23.5 million senior loan and a $6 million subordinate loan, both having a stated maturity of December 2047.  Additionally, the facility consists of an additional $8.1 million direct loan with the primary arranger of the facility with a stated maturity of December 2047.  The NMTC Senior Loan and the Direct Loan bear interest at LIBOR plus 190 basis points during construction; LIBOR plus 175 basis points upon completion of construction and LIBOR plus 150 basis points upon lease-up.  The NMTC subordinate loan bears interest at 3%.  The Direct Loan can be prepaid without penalty at anytime.  The NMTC Senior and Subordinate Loans can be called by the Lender at the end of the seventh year.

       The Company expects to continue seeking fixed-rate, non-recourse mortgage financing with maturities from five to ten years typically amortizing over 25 to 30 years on select office building investments as additional capital is needed.  The Company targets a debt to total market capitalization rate at a percentage in the range of 45% to 50%. This rate may vary at times pending acquisitions, sales and/or equity offerings.  In addition, volatility in the price of the Company's common stock may affect the debt to total market capitalization ratio.  However, over time the Company plans to maintain a percentage in the range of 45% to 50%.  The Company calculates this ratio by including its proportionate share of any debt on assets held in funds and partnerships.  In addition to this debt ratio, the Company monitors interest, fixed charge and modified fixed charge coverage ratios.  The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA.  The modified fixed charge coverage ratio is computed by comparing cash interest accrued and preferred dividends paid to EBITDA. In connection with the GEAR UP Plan, management set an internal target for the modified fixed charge coverage ratio of 2.5 times as a measure of leverage for the plan.  While not a requirement of the plan, this self-imposed target serves to prevent the performance goals being met by adopting an unhealthy over-leveraging of the Company.  Management believes the debt to market capitalization, interest coverage, fixed charge coverage and modified fixed charge coverage ratios provide useful information on total debt levels as well as the Company's ability to cover interest, principal and/or preferred dividend payments with current income. As of December 31, 2007, Parkway's debt to total market capitalization rate was 56.8%, which is higher than the Company's target range of 45% to 50%.  The increase in the rate was due primarily to a stock price decrease.

       The computation of the interest, fixed charge and modified fixed charge coverage ratios and the reconciliation of net income to EBITDA are as follows for the year ended December 31, 2007 and 2006 (in thousands):

	Year Ended
	December 31
	2007	2006
Net income	$ 19,692	$ 25,682
Adjustments to net income:
Interest expense	52,527	43,532
Amortization of financing costs	1,202	1,100
Prepayment expenses - early extinguishment of debt	370	-
Depreciation and amortization	77,575	65,237
Amortization of share based compensation	1,521	863
Gain on sale of joint venture interests, real estate and other assets	(20,307)	(22,729)
Tax expense	(27)	30
EBITDA adjustments - unconsolidated joint ventures	1,255	2,203
EBITDA adjustments - minority interest in real estate partnerships	(16,709)	(3,803)

EBITDA (1)	$117,099	$112,115

Interest coverage ratio:
EBITDA	$117,099	$112,115
Interest expense:
Interest expense	$ 52,527	$ 43,532
Capitalized interest	242	-
Interest expense - unconsolidated joint ventures	513	1,015
Interest expense - minority interest in real estate partnerships	(6,133)	(1,479)
Total interest expense	$ 47,149	$ 43,068
Interest coverage ratio	2.48	2.60

Fixed charge coverage ratio:
EBITDA	$117,099	$112,115
Fixed charges:
Interest expense	$ 47,149	$ 43,068
Preferred dividends	4,800	6,573
Principal payments (excluding early extinguishment of debt)	15,580	15,366
Principal payments - unconsolidated joint ventures	50	45
Principal payments - minority interest in real estate partnerships	(313)	(222)
Total fixed charges	$ 67,266	$ 64,830
Fixed charge coverage ratio	1.74	1.73

Modified fixed charge coverage ratio:
EBITDA	$117,099	$112,115
Modified Fixed charges:
Interest expense	$ 47,149	$ 43,068
Preferred dividends	4,800	6,573
Total fixed charges	$ 51,949	$ 49,641
Modified fixed charge coverage ratio:	2.25	2.26

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

       Parkway views EBITDA primarily as a liquidity measure and, as such, the GAAP financial measure most directly comparable to it is cash flows provided by operating activities.  Because EBITDA is not a measure of financial performance calculated in accordance with GAAP, it should not be considered in isolation or as a substitute for operating income, net income, cash flows provided by operating, investing and financing activities prepared in accordance with GAAP.  The following table reconciles EBITDA to cash flows provided by operating activities for the year ended December 31, 2007 and 2006 (in thousands):

	Year Ended
	December 31
	2007	2006

EBITDA	$ 117,099	$ 112,115

Amortization of above market leases	788	1,582
Amortization of mortgage loan discount	(71)	-
Operating distributions from unconsolidated joint ventures	1,036	1,334
Interest expense	(52,527)	(43,532)
Prepayment expense - early extinguishment of debt	(370)	-
Tax expense	27	(30)
Increase in deferred leasing costs	(7,080)	(5,937)
Increase in receivables and other assets	(5,736)	(25,465)
Increase in accounts payable and other liabilities	11,491	7,118
Adjustments for minority interests	13,537	3,319
Adjustments for unconsolidated joint ventures	(2,263)	(2,954)
Cash flows provided by operating activities	$ 75,931	$ 47,550

       Subsidiary Redeemable Preferred Membership Interest.    In connection with the purchase of the Capital City Plaza in Atlanta, Georgia on April 2, 2004, Parkway, through a subsidiary company, issued $15.5 million in preferred membership interests to the seller.  The preferred membership interests paid the seller a 7% coupon rate and were issued to accommodate their tax planning needs.  The seller previously redeemed $4.8 million of the preferred membership interest.  On August 7, 2007, the seller redeemed the remaining $10.7 million of preferred membership interests.

       Minority Interest - Real Estate Partnerships. During the year ending December 31, 2007, minority interest associated with real estate partnerships decreased $9.8 million.  The decrease is mainly attributable to the distribution of loan proceeds offset by equity contributions for the purchase of buildings by the Fund.  Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition - Purchases, Improvements and Development," includes a description of Fund office property purchases during 2007.

       Stockholders' Equity.  Stockholders' equity decreased $50.4 million or 10.3% during the year ended December 31, 2007 as a result of the following (in thousands):

Increase
(Decrease)
Net income	$ 19,692
Change in market value of interest rate swap	(1,190)
Change in unrealized loss on equity securities	4
Comprehensive income	18,506
Common stock dividends declared	(40,537)
Preferred stock dividends declared	(4,800)
Purchase of Company stock	(29,138)
Exercise of stock options	3,035
Stock offering - issuance costs	(28)
Shares issued - Directors' fees	251
Share based compensation expense	1,521
Shares distributed from deferred compensation plan	354
Shares issued through DRIP plan	363
Employee Stock Purchase Plan	75
$(50,398)

       On August 3, 2007, the Board of Directors authorized the repurchase of up to 1.7 million shares of Parkway's outstanding common stock through July 30, 2008.  The shares may be purchased in the open market or in privately negotiated transactions, and at times and in amounts deemed appropriate by the Company.  During 2007, the Company purchased approximately 688,000 shares of common stock for $29.1 million, which equates to an average price per share of $42.36.

 Results of Operations

Comments are for the year ended December 31, 2007 compared to the year ended December 31, 2006.

       Net income available to common stockholders for the year ended December 31, 2007, was $14.9 million ($.96 per basic common share) as compared to net income available to common stockholders of $19.1 million ($1.34 per basic common share) for the year ended December 31, 2006.  Net gains on the sale of real estate and other assets of $20.3 million were included in net income available to common stockholders for the year ended December 31, 2007.  Net gains on the sale of real estate and other assets of $22.7 million were included in net income available to common stockholders for the year ended December 31, 2006.

       Office and Parking Properties.  The analysis below includes changes attributable to same store properties, acquisitions and dispositions of office properties.  Same store properties are those that the Company owned during both the current and prior year reporting periods, excluding properties classified as discontinued operations.  At December 31, 2007, same store properties consisted of 53 properties comprising 10.8 million square feet.  Properties acquired in 2006 and 2007 that do not meet the definition of same store properties consisted of five properties with 970,000 square feet in 2006 and two properties with 286,000 square feet in 2007.

       The following table represents revenue from office and parking properties for the years ended December 31, 2007 and 2006 (in thousands):

	Year Ended December 31
			Increase	%
	2007	2006	(Decrease)	Change
Revenue from office and parking properties:
Same store properties	$199,312	$194,438	$ 4,874	2.5%
Properties acquired in 2006	43,622	7,123	36,499	512.4%
Properties acquired in 2007	3,711	-	3,711	0.0%
Properties disposed	32	8,446	(8,414)	-99.6%
Total revenue from office and
parking properties	$246,677	$210,007	$36,670	17.5%

       Revenue from office and parking properties for same store properties increased $4.9 million or 2.5% for the year ended December 31, 2007 compared to the same period for 2006.  The primary reason for the increase is due to an increase in same store occupancy for same store properties for the year ended December 31, 2007 compared to December 31, 2006.  Average same store occupancy was 91.7% and 90.0% for the year ended December 31, 2007 and 2006, respectively. Additionally, same store rental rates increased 2.3% for the year ended December 31, 2007 compared to the same period of 2006.

       The following table represents property operating expenses for the years ended December 31, 2007 and 2006 (in thousands):

	Year Ended December 31
			Increase	%
	2007	2006	(Decrease)	Change
Property operating expenses:
Same store properties	$ 92,166	$ 91,419	$ 747	0.8%
Properties acquired in 2006	20,270	3,352	16,918	504.7%
Properties acquired in 2007	1,679	-	1,679	0.0%
Office property development	92	-	92	0.0%
Properties disposed	105	4,359	(4,254)	-97.6%
Total property
operating expenses	$114,312	$ 99,130	$ 15,182	15.3%

       Property operating expenses for same store properties increased $747,000 for the year ended December 31, 2007 compared to the same period for 2006.  The primary reason for the increase is due to increased contract services and personnel costs offset by utility savings.

       Depreciation and amortization expense attributable to office and parking properties increased $12.9 million or 20.0% for the year ended December 31, 2007 compared to the same period for 2006 and is due to the increase in the net investment in office and parking properties because of additional purchases and improvements to properties.

       Management Company Income.  The decrease in management company income of $3.7 million for the year ended December 31, 2007 compared to the year ended December 31, 2006 is primarily due to the additional management fee and incentive fee recorded in 2006 as a result of the economic returns generated above an internal rate of return hurdle rate achieved over the life of the Viad joint venture.  The fees were received and recognized by Parkway in the second quarter of 2006 at closing of the sale of Viad Corporate Center.

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

       Share based compensation expense of $1.5 million, $863,000 and $533,000 was recognized for the years ended December 31, 2007, 2006 and 2005, respectively.  Total compensation expense related to nonvested awards not yet recognized was $4.3 million as of December 31, 2007.  The weighted average period over which this expense is expected to be recognized is approximately 2.7 years.  Total potential compensation expense associated with shares that vest based on performance conditions is $1.5 million as of December 31, 2007.

       On January 12, 2007, the Board of Directors approved the grant of 35,874 shares to officers of the Company.  The shares were valued at $1.9 million and 34,875 shares will vest four years from grant date and 999 shares will vest subject to achievement of the cumulative goals of the GEAR UP Plan, which will end December 31, 2008.  Compensation expense will not be recorded on the shares that vest on performance conditions until the Company determines that it is probable that the goal will be achieved.  Therefore, no expense has been recorded to date for the shares that vest based on achievement of the cumulative goals of the GEAR UP Plan.

       On January 14, 2008, the Board of Directors approved the grant of 34,542 restricted shares to officers of the Company.  The shares are valued at $1.1 million and 34,375 shares will vest four years from grant date and 167 shares will vest subject to achievement of the GEAR UP Plan, which will end on December 31, 2008.

       General and Administrative Expense.  General and administrative expense increased $1.9 million from $4.7 million in 2006 to $6.6 million in 2007 and is primarily attributable to increased personnel costs, share based compensation expense and professional fees.

       Gain on Sale of Real Estate, Joint Venture Interests and Other Assets.  For the year ended December 31, 2007, Parkway recorded a gain on the sale of two office properties in Knoxville, Tennessee in the amount of $20.3 million.  For the year ended December 31, 2006, the Company recorded a gain on the sale of Viad Corporate Center in the amount of $13.6 million, a gain on the sale of three buildings in Atlanta, Georgia in the amount of $1.6 million, a gain on the sale of Charlotte Park in the amount of $2.6 million and recognized an impairment loss on investment securities in the amount of $119,000.

       Interest Expense.  Interest expense, including amortization, increased $9.5 million or 21.2% for the year ended December 31, 2007 compared to the same period for 2006 and is comprised of the following (in thousands):

	Year Ended December 31
			Increase	%
	2007	2006	(Decrease)	Change
Interest expense:
Mortgage interest expense	$41,515	$ 32,674	$8,841	27.1%
Bank line interest expense	10,563	10,105	458	4.5%
Subsidiary redeemable
preferred membership interest	449	752	(303)	-40.3%
Debt prepayment expense	370	-	370	0.0%
Mortgage loan cost amortization	784	671	113	16.8%
Bank loan cost amortization	418	430	(12)	-2.8%

Total interest expense	$54,099	$ 44,632	$9,467	21.2%

       Mortgage interest expense increased $8.8 million or 27.1% for the year ended December 31, 2007 compared to the same period for 2006 and is due to the net effect of new loans placed or assumed in 2007 and 2006, and the early extinguishment of two mortgages in 2007.  Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Mortgage Notes Payable," includes a discussion of mortgages placed in 2007.  The average interest rate on mortgage notes payable as of December 31, 2007 and 2006 was 5.8%.

       Bank line interest expense increased $458,000 or 4.5% for the year ended December 31, 2007 compared to the same period for 2006.  The change is primarily due to the increase in the average balance of bank borrowings from $168.0 million for the year ended December 31, 2006 to $171.5 million for the year ended December 31, 2007.  Additionally, the weighted average interest rate on bank lines of credit increased from 5.9% during the year ended December 31, 2006 to 6.2% during the same period in 2007.  The increase in bank borrowings is primarily attributable to advances for purchases of office properties and Parkway common stock.

       Discontinued Operations.  Discontinued operations is comprised of the following for the years ended December 31, 2007 and 2006 (in thousands):

	Year Ended December 31
			Increase	%
	2007	2006	(Decrease)	Change
Discontinued operations:
Income from discontinued operations	$170	$ 556	$ (386)	-69.4%
Gain on sale of real estate
from discontinued operations	-	5,083	(5,083)	-100.0%

Total discontinued operations	$170	$ 5,639	$(5,469)	-97.0%

       The net gains and all current and prior period income from the following office property dispositions are included in discontinued operations for the years ended December 31, 2007 and 2006 (in thousands).

		Square	Date of	Gross Sales	Gain (Loss)
Office Property	Location	Feet	Sale	Price	on Sale

The Park on Camelback	Phoenix, Arizona	102	09/09/05	$17,500	$4,419
250 Commonwealth	Greenville, South Carolina	46	09/14/05	4,020	(238)
2005 Dispositions		148		$21,520	$4,181

Central Station Building	St. Petersburg, Florida	133	08/02/06	$15,000	$ 211
Richmond Centre	Houston, Texas	92	11/29/06	6,906	2,018
Ashford II	Houston, Texas	59	12/07/06	5,250	2,854
2006 Dispositions		284		$27,156	$5,083

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

       Share based compensation expense of $863,000 and $533,000 was recognized for the years ended December 31, 2006 and 2005, respectively.  Total compensation expense related to nonvested awards not yet recognized was $3.8 million as of December 31, 2006.

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

       Gain on Sale of Real Estate, Joint Venture Interests and Other Assets.  For the year ended December 31, 2006, Parkway recorded a gain on the sale of the Viad Corporate Center in the amount of $13.6 million, a gain on the sale of three buildings in Atlanta in the amount of $1.6 million, a gain on the sale of Charlotte Park in the amount of $2.6 million and recognized an impairment loss on investment securities in the amount of $119,000.  For the year ended December 31, 2005, the Company recorded a gain on the sale of an 80% joint venture interest in Maitland 200, an office building in Orlando, Florida, in the amount of $1.3 million and recorded an impairment loss of $340,000 on 12 acres of land in New Orleans, Louisiana.

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

       The net gains and all current and prior period income from the following office property dispositions are included in discontinued operations for the years ended December 31, 2006 and 2005 (in thousands).

		Square	Date of	Gross Sales	Gain (Loss)
Office Property	Location	Feet	Sale	Price	on Sale

The Park on Camelback	Phoenix, Arizona	102	09/09/05	$17,500	$4,419
250 Commonwealth	Greenville, South Carolina	46	09/14/05	4,020	(238)
2005 Dispositions		148		$21,520	$4,181

Central Station Building	St. Petersburg, Florida	133	08/02/06	$15,000	$ 211
Richmond Centre	Houston, Texas	92	11/29/06	6,906	2,018
Ashford II	Houston, Texas	59	12/07/06	5,250	2,854
2006 Dispositions		284		$27,156	$5,083

Liquidity and Capital Resources

       Statement of Cash Flows.   Cash and cash equivalents were $11.3 million and $4.5 million at December 31, 2007 and December 31, 2006, respectively.  Cash flows provided by operating activities for the year ended December 31, 2007 were $75.9 million compared to $47.6 million for the same period of 2006.  The change in cash flows from operating activities is primarily attributable to the effect of the timing of receipt of revenues and payment of expenses.

       Cash used in investing activities was $57.0 million for the year ended December 31, 2007 compared to cash used in investing activities of $280.6 million for the same period of 2006.  The decrease in cash used by investing activities of $223.6 million is primarily due to the net effect of increased office property purchases and sales in 2006, offset by an increase in office property improvements and development costs in 2007.

       Cash used in financing activities was $12.0 million for the year ended December 31, 2007 compared to cash provided by financing activities of $234.2 million for the same period of 2006.  The decrease in cash provided by financing activities of $246.2 million is primarily due to the net effect of early extinguishment of two mortgage notes payable in 2007, the redemption of subsidiary redeemable preferred membership interest in 2007, proceeds from the sale of office properties used to reduce bank lines of credit, the purchase of Parkway common stock and proceeds received on mortgage placements in 2006.

        Liquidity.   The Company plans to continue pursuing the acquisition of additional investments that meet the Company's investment criteria and intends to use bank lines of credit, proceeds from the refinancing of mortgages, proceeds from the sale of non-core assets and office properties, proceeds from the sale of portions of owned assets through joint ventures, possible sales of securities and cash balances to fund those acquisitions.

       The Company's cash flows are exposed to interest rate changes primarily as a result of its lines of credit used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations.  The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  To achieve its objectives, the Company borrows at fixed rates, but also utilizes a four-year unsecured revolving credit facility, a five-year unsecured term-loan and two one-year unsecured lines of credit.

       At December 31, 2007, Parkway had a total of $212.3 million outstanding under its unsecured bank lines of credit.  Parkway's unsecured lines of credit are comprised of a four-year $236 million unsecured revolving credit facility and a five-year $60 million unsecured term loan, both led by Wachovia Bank and syndicated to nine other banks (the "$296 million line"); a $15 million unsecured line of credit with PNC Bank (the "$15 million line") and a $9 million unsecured line of credit with Trustmark National Bank (the "$9 million line").  The interest rates on the $296 million line and the $15 million line were equal to the 30-day LIBOR rate plus 80 to 130 basis points, depending upon overall Company leverage.  The interest rate on the $9 million line was equal to the 30-day LIBOR rate plus 132.5 basis points.  The weighted average interest rate on unsecured lines of credit was 6.0% and 6.3% at December 31, 2007 and 2006, respectively. As of December 31, 2007, the Company had $99 million available to borrow on all unsecured bank lines of credit.

       On December 13, 2007, the Company exercised $96 million of the $110 million accordion feature of it existing unsecured line of credit facility with Wachovia Bank.  The Company's credit facility increased from $200 million to $296 million and is comprised of a $60 million term loan maturing April 2011 and a $236 million revolving loan maturing in April 2010, which includes rights to a one-year extension with the same terms through April 2011.  The interest rate on the credit facility is currently LIBOR plus 130 basis points.  The Company pays an annual administration fee of $35,000 and fees on the unused portion of the revolver ranging between 12.5 and 20 basis points based upon overall Company leverage, with the rate set at 12.5 basis points at December 31, 2007.

       The $15 million line matures January 28, 2009, is unsecured and is expected to fund the daily cash requirements of the Company's treasury management system.  The $15 million line has a current interest rate equal to the 30-day LIBOR rate plus 130 basis points as of December 31, 2007.  Under the $15 million line, the Company does not pay annual administration fees or fees on the unused portion of the line.

       The $9 million line with Trustmark National Bank is interest only, has a current interest rate equal to the 30-day LIBOR rate plus 132.5 basis points and matures December 7, 2008.  The proceeds of the loan were used to finance the construction of the City Centre Garage, which was completed in 2005.

       To protect against the potential for rapidly rising interest rates, the Company entered into interest rate swap agreements in 2007, 2005 and 2004.  The Company designated the swaps as hedges of the variable interest rates on the Company's borrowings under the Wachovia unsecured revolving credit facility.  Accordingly, changes in the fair value of the swap are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings.  The Company's interest rate hedge contracts as of December 31, 2007 and 2006 are summarized as follows (in thousands):

					Fair
					Market Value
Type of	Notional	Maturity		Fixed	December 31
Hedge	Amount	Date	Reference Rate	Rate	2007	2006
Swap	$50,000	06/30/08	1-Month LIBOR	4.380%	$ 15	$ -
Swap	$30,000	08/31/08	1-Month LIBOR	4.924%	(133)	-
Swap	$40,000	12/31/08	1-Month LIBOR	4.360%	(192)	525
Swap	$20,000	12/31/08	1-Month LIBOR	4.245%	(48)	307
					$ (358)	$ 832

       At December 31, 2007, the Company had $714.5 million in mortgage notes payable with an average interest rate of 5.8% secured by office properties and $212.3 million drawn under bank lines of credit.  Parkway's pro rata share of unconsolidated joint venture debt was $9.8 million with an average interest rate of 5.1% at December 31, 2007.  Based on the Company's total market capitalization of approximately $1.4 billion at December 31, 2007 (using the December 31, 2007 closing price of $36.98 per common share), the Company's debt represented approximately 56.8% of its total market capitalization. The Company targets a debt to total market capitalization rate at a percentage in the range of 45% to 50% This rate may vary at times pending acquisitions, sales and/or equity offerings.  In addition, volatility in the price of the Company's common stock may affect the debt to total market capitalization ratio.  However, over time the Company plans to maintain a percentage in the range of 45% to 50%. The increase in the debt to total market capitalization rate at December 31, 2007 was due primarily to a stock price decrease.

       In addition to the debt to total market capitalization ratio, the Company also monitors interest, fixed charge and modified fixed charge coverage ratios.  The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization ("EBITDA").  This ratio for the years ended December 31, 2007 and 2006 was 2.48 and 2.60 times, respectively.  The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA.  This ratio for the years ended December 31, 2007 and 2006 was 1.74 and 1.73 times, respectively.   The modified fixed charge coverage ratio is computed by comparing the cash interest accrued and preferred dividends paid to EBITDA.  This ratio for the years ended December 31, 2007 and 2006 was 2.25 and 2.26 times, respectively.    In connection with the GEAR UP Plan, management set an internal target for the modified fixed charge coverage ratio of 2.5 times as a measure of leverage for the plan.  While not a requirement of the plan, this self-imposed target serves to prevent the performance goals being met by adopting an unhealthy over-leveraging of the Company.  Management believes the debt to market capitalization, interest coverage, fixed charge coverage and modified fixed charge coverage ratios provide useful information on total debt levels as well as the Company's ability to cover interest, principal and/or preferred dividend payments with current income.

       The table below presents the principal payments due and weighted average interest rates for the mortgage notes payable as of December 31, 2007.

	Average	Mortgage Notes Payable
	Interest Rate	(In thousands)
2008	5.9%	$ 55,938
2009	5.9%	36,201
2010	5.9%	97,477
2011	6.1%	111,665
2012	6.1%	63,041
Thereafter	6.3%	350,179
Total		$714,501

Fair value at 12/31/07		$714,590

       The Company presently has plans to make additional capital improvements at its office properties in 2008 of approximately $48.2 million.  These expenses include tenant improvements, leasing costs, capitalized acquisition costs and capitalized building improvements.  Approximately $17.7 million of these improvements relate to upgrades on properties acquired in recent years that were anticipated at the time of purchase.  All such improvements are expected to be financed by cash flow from the properties, contributions from partners and advances on the bank lines of credit.

      In 2006, the Company announced the development of a 194,000 square foot Class A+ office building in Jackson, Mississippi known as The Pinnacle at Jackson Place, adjacent to the Company's headquarters building.  The estimated cost of the development is $48.5 million and it is expected to be completed in the fall of 2008. In 2008, the Company expects to incur approximately $22.4 million in construction costs.  The Company has received commitments to lease approximately 70% of the new office space from four major customers.  Parkway is considering a joint venture structure for the development whereby Parkway will retain an ownership interest of approximately 20%.  The development is designed to utilize benefits available under the Gulf Opportunity Zone Act for new developments in areas affected by Hurricane Katrina.

       On December 28, 2007, the Company completed the financing facility of The Pinnacle at Jackson Place for a total of $37.6 million.   The facility consists of two mortgages, proceeds of which will be used to complete the construction and long-term financing of the building.  One of the mortgages is being funded under the Federal New Markets Tax Credit ("NMTC") program which provides funding for development in certain geographic areas or areas that have been designated for Federal relief under the Gulf Opportunity Zone Act.  The NMTC mortgage consists of a $23.5 million senior loan and a $6 million subordinate loan, both having a stated maturity of December 2047.  Additionally, the facility consists of an $8.1 million loan with the primary arranger of the facility with a stated maturity of December 2047.  The NMTC Senior Loan and the Direct Loan bear interest at LIBOR plus 190 basis points during construction; LIBOR plus 175 basis points upon completion of construction and LIBOR plus 150 basis points upon lease-up.  The NMTC subordinate loan bears interest at 3%.  The Direct Loan can be prepaid without penalty at anytime.  The NMTC Senior and Subordinate Loans can be called by the lender at the end of the seventh year.

       In accordance with the GEAR UP Plan, the Company made three investments in the first quarter of 2008 on behalf of the Fund, totaling $236.6 million.  Of the total purchase price, $215 million represents investments by the Fund and $21.6 million represents an additional investment by Parkway.  The investments were funded with $142.2 million in mortgage debt and $94.4 million in equity contributions from partners.  Parkway's share of the total equity contribution was $30.1 million and was funded with advances from unsecured bank lines of credit.  With these three investments, the Fund with Ohio PERS is fully invested.  Additionally, the Company continues to pursue its strategy of selling smaller assets, or assets in smaller markets that do not fit with the Company's strategy of owning larger assets in institutional markets.  Item 7.  "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Strategic Planning," includes a full discussion of the GEAR UP Plan.

In the third quarter of 2008 Parkway has only one mortgage note payable maturing for approximately $40 million that is secured by the Capital City Plaza office property in Atlanta, Georgia.  The mortgage will be paid off with advances from unsecured bank lines of credit.

       The Company anticipates that its current cash balance, operating cash flows, contributions from partners and borrowings (including borrowings under the working capital line of credit) will be adequate to pay the Company's (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders, (iv) capital improvements, and (v) normal repair and maintenance expenses at its properties, both in the short and long term.  In addition, the Company may use proceeds from sales of assets, possible sales of securities and borrowings to fund property acquisitions.

Off-Balance Sheet Arrangements

       As of December 31, 2007, the Company was invested in four unconsolidated joint ventures with unrelated investors. These joint ventures are accounted for using the equity method of accounting, as Parkway does not control, but has the ability to significantly influence the operations of the joint ventures and is not the primary beneficiary, as that term is defined in FIN 46R.  As a result, the assets and liabilities of the joint ventures are not included in Parkway's consolidated balance sheet.  Information relating to the unconsolidated joint ventures at December 31, 2007 is detailed below (in thousands).

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

       The following information summarizes the financial position at December 31, 2007 for the investments in which we held an interest at December 31, 2007 (in thousands):

		Mortgage		Parkway's
Summary of Financial Position	Total Assets	Debt (1)	Total Equity	Investment
Parkway Joint Venture, LLC	$ 17,389	$12,600	$ 4,061	$ (244)
Wink-Parkway Partnership	1,473	176	1,274	637
RubiconPark I, LLC	74,031	52,000	20,451	5,433
RubiconPark II, LLC	30,450	18,617	11,147	5,410
	$123,343	$83,393	$36,933	$11,236

(1)  The mortgage debt, all of which is non-recourse, is collateralized by the individual real estate property or properties within each venture, the net book value of which totaled $113.4 million at December 31, 2007.  Parkway's proportionate share of the non-recourse mortgage debt totaled $9.8 million at December 31, 2007.

       The following information summarizes the results of operations for the year ended December 31, 2007 for investments which impacted our 2007 results of operations (in thousands):

			Parkway's Share	Parkway's Share
		Net	of Equity in Earnings	of Gain on
	Total	Income	of Unconsolidated	Sale of	Parkway's Share
Summary of Operations	Revenue	(Loss)	Joint Ventures	Real Estate	of Net Income
Phoenix OfficeInvest, LLC (1)	$ -	$ 128	$ (12)	$50	$ 38
Parkway Joint Venture, LLC	2,875	(3)	-	-	-
Wink-Parkway Partnership	373	232	117	-	117
RubiconPark I, LLC	10,228	1,727	507	-	507
RubiconPark II, LLC	4,363	1,141	396	-	396
	$17,839	$3,225	$1,008	$50	$1,058

(1)     Phoenix OfficeInvest, LLC is a joint venture that owned Viad Corporate Center, an office property in Phoenix, Arizona, and a venture in which Parkway owned a 25% interest.  On June 23, 2006, the venture sold Viad Corporate Center.  Parkway received net proceeds of $15.4 million and recognized a gain of $13.6 million from the sale.

Contractual Obligations

        We have contractual obligations including mortgage notes payable and lease obligations.  The table below presents total payments due under specified contractual obligations by year through maturity as of December 31, 2007 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	2008	2009	2010	2011	2012	Thereafter
Long-Term Debt (Mortgage Notes Payable)	$ 952,950	$ 96,590	$74,009	$132,673	$140,266	$86,717	$422,695
Capital Lease Obligations	7,125	346	252	113	113	113	6,188
Operating Leases	564	341	107	93	23	-	-
Purchase Obligations	45,627	44,084	1,142	57	344	-	-
Total	$1,006,266	$141,361	$75,510	$132,936	$140,746	$86,830	$428,883

       The amounts presented above for mortgage notes payable and capital lease obligations include principal and interest payments.  The amounts presented for purchase obligations represent the remaining tenant improvement allowances for leases in place and commitments for building improvements and development costs as of December 31, 2007.

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

       In connection with the 10-year $148.5 million non-recourse first mortgage on One Illinois Center in Chicago, Illinois, the Company delivered $1.4 million in letters of credit to satisfy the various escrow requirements made by the lender.  The letters of credit expire June 30, 2008.

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

       Parkway recorded an impairment loss on equity securities in the amount of $11,000 and $119,000 in 2007 and 2006, respectively, and an impairment loss on 12 acres of land in New Orleans, Louisiana in the amount of $340,000 in 2005.

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

       The following table presents a reconciliation of the Company's net income to FFO for the years ended December 31, 2007 and 2006 (in thousands, except per share data):

Total Dollar Amount

Diluted Per Share

Year Ended

Year Ended

December 31

December 31

2007

2006

2007

2006

Net income

	$ 19,692	$ 25,682	$ 1.26	$ 1.77

Adjustments to derive funds from operations:

Depreciation and amortization

77,574

		64,655	4.96	4.28
Depreciation and amortization - discontinued operations

1

		582	-	0.04
Minority interest depreciation and amortization	(10,414)	(2,275)	(0.67)	(0.15)
Adjustments for unconsolidated joint ventures	732	815	0.05	0.05

     Preferred dividends

	(4,800)	(4,800)	(0.31)	(0.33)
Convertible preferred dividends	-	(1,773)	-	(0.12)
Gain on real estate and joint venture interests	(20,260)	(22,848)	(1.29)	(1.51)
Minority interest - unit holders	2	1	-	-

     Diluted share adjustment for convertible preferred stock

	-

-

-

0.07

Funds from operations applicable to common shareholders

$ 62,527

$ 60,039

$ 4.00

$ 4.10

Inflation

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

        As of December 31, 2007, total outstanding debt was $926.9 million of which $212.3 million or 23% is variable rate debt.  If market rates of interest on the variable rate debt fluctuate by 10% (or approximately 60 basis points), the change in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $1.3 million annually.

ITEM 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors of

Parkway Properties, Inc.

We have audited the accompanying consolidated balance sheets of Parkway Properties, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedules listed in the index at Item 15(a)2.  These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of Parkway Properties Office Fund, LP, a consolidated joint venture, which statements reflect total assets of $276.7 million and $225.0 million as of December 31, 2007 and 2006, respectively, and total revenues of $33.5 million and $6.8 million for the years ended December 31, 2007 and 2006, respectively.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Parkway Properties Office Fund, LP, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Parkway Properties, Inc. and subsidiaries at December 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Parkway Properties, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
February 27, 2008

Report of Independent Registered Public Accounting Firm

The Partners of
Parkway Properties Office Fund, LP:

We have audited the consolidated historical‑cost balance sheets of Parkway Properties Office Fund, LP (the Partnership) as of December 31, 2007 and 2006, and the related consolidated historical-cost statements of operations, changes in partners' capital and cash flows for the years then ended, not included herein. We also have audited the supplemental consolidated current-value balance sheets of the Partnership as of December 31, 2007 and 2006, and the related supplemental consolidated current-value statements of operations and changes in partners' capital for the years then ended, not included herein. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated historical-cost financial statements referred to above present fairly, in all material respects, the financial position of Parkway Properties Office Fund, LP as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As described in note 11, the supplemental consolidated current-value financial statements have been prepared by management to present relevant financial information that is not provided by the consolidated historical-cost financial statements and are not intended to be a presentation in conformity with U.S. generally accepted accounting principles. In addition, the supplemental consolidated current-value financial statements do not purport to present the net realizable, liquidation, or market value of the Partnership as a whole. Furthermore, amounts ultimately realized by the Partnership from the disposal of properties may vary significantly from the current values presented.

In our opinion, the supplemental consolidated current‑value financial statements referred to above present fairly, in all material respects, the information set forth in them on the basis of accounting described in note 11.

Our audits were made for the purpose of forming an opinion on the consolidated historical-cost and consolidated current-value financial statements taken as a whole. The consolidating information included in Schedules I - IV is presented for purposes of additional analysis of the consolidated current-value financial statements rather than to present the financial position and results of operations of the individual companies. The consolidating information has been subjected to the auditing procedures applied in the audits of the consolidated current-value financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated current-value financial statements taken as a whole.

/s/ KPMG LLP

Jackson, Mississippi

February 26, 2008

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
 (In thousands)

	December 31	December 31
	2007	2006
Assets
Real estate related investments:
Office and parking properties	$1,552,982	$1,512,104
Office property development	13,411	-
Accumulated depreciation	(251,791)	(208,891)
	1,314,602	1,303,213

Land available for sale	1,467	1,467
Mortgage loan	7,001	-
Investment in unconsolidated joint ventures	11,236	11,179
	1,334,306	1,315,859

Rents receivable and other assets	119,457	110,213
Intangible assets, net	70,719	81,800
Cash and cash equivalents	11,312	4,474
	$1,535,794	$1,512,346

Liabilities
Notes payable to banks	$ 212,349	$ 152,312
Mortgage notes payable	714,501	696,012
Accounts payable and other liabilities	88,496	72,659
Subsidiary redeemable preferred membership interests	-	10,741
	1,015,346	931,724

Minority Interest
Minority Interest - unit holders	34	36
Minority Interest - real estate partnerships	80,506	90,280
	80,540	90,316

Stockholders' Equity
8.00% Series D Preferred stock, $.001 par value, 2,400,000
shares authorized, issued and outstanding	57,976	57,976
Common stock, $.001 par value, 67,600,000 shares authorized,
15,223,350 and 15,764,799 shares issued and outstanding
in 2007 and 2006, respectively	15	16
Common stock held in trust, at cost, 104,500 and 115,000
shares in 2007 and 2006, respectively	(3,540)	(3,894)
Additional paid-in capital	425,221	449,141
Accumulated other comprehensive income (loss)	(358)	828
Accumulated deficit	(39,406)	(13,761)
	439,908	490,306
	$1,535,794	$1,512,346

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME
 (In thousands, except per share data)

	Year Ended December 31
	2007	2006	2005
Revenues
Income from office and parking properties	$246,677	$210,007	$188,486
Management company income	1,605	5,329	2,997
Total revenues	248,282	215,336	191,483

Expenses
Property operating expense	114,312	99,130	88,254
Depreciation and amortization	77,574	64,655	51,046
Operating expense for other real estate properties	5	5	5
Management company expenses	1,188	1,141	607
General and administrative	6,597	4,651	4,468
	199,676	169,582	144,380

Operating income	48,606	45,754	47,103

Other income and expenses
Interest and other income	528	40	255
Equity in earnings of unconsolidated joint ventures	1,008	751	1,496
Gain on sale of real estate, joint venture interests and other assets	20,307	17,646	1,039
Interest expense	(54,099)	(44,632)	(35,444)

Income before minority interest and discontinued operations	16,350	19,559	14,449
Minority interest - unit holders	(2)	(1)	(2)
Minority interest - real estate partnerships	3,174	485	(187)

Income from continuing operations	19,522	20,043	14,260

Discontinued operations:
Income from discontinued operations	170	556	2,366
Gain on sale of real estate from discontinued operations	-	5,083	4,181

Net income	19,692	25,682	20,807

Change in market value of interest rate swaps	(1,190)	(73)	1,131
Change in unrealized gain (loss) on equity securities	4	75	(79)
Comprehensive income	$18,506	$ 25,684	$ 21,859

Net income available to common stockholders:
Net income	$19,692	$ 25,682	$ 20,807
Dividends on preferred stock	(4,800)	(4,800)	(4,800)
Dividends on convertible preferred stock	-	(1,773)	(2,346)
Net income available to common stockholders	$14,892	$ 19,109	$ 13,661

Net income per common share:
Basic:
Income from continuing operations	$ 0.95	$ 0.95	$ 0.50
Discontinued operations	0.01	0.39	0.47
Net income	$ 0.96	$ 1.34	$ 0.97

Diluted:
Income from continuing operations	$ 0.94	$ 0.93	$ 0.50
Discontinued operations	0.01	0.39	0.46
Net income	$ 0.95	$ 1.32	$ 0.96

Dividends per common share	$ 2.60	$ 2.60	$ 2.60

Weighted average shares outstanding:
Basic	15,482	14,306	14,065
Diluted	15,648	14,487	14,233

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 (In thousands)

	Year Ended December 31
	2007	2006	2005

8.34% Series B Cumulative Convertible Preferred stock, $.001 par value
Balance at beginning of year	$ -	$ 28,122	$ 28,122
Conversion of preferred stock to common stock	-	(28,122)	-
Balance at end of year	-	-	28,122

8.00% Series D Preferred stock, $.001 par value
Balance at beginning of year	57,976	57,976	57,976
Balance at end of year	57,976	57,976	57,976

Common stock, $.001 par value
Balance at beginning of year	16	14	12
Purchase of Company stock	(1)	-	-
Shares issued - stock offering	-	1	2
Shares issued - conversion of preferred stock to common stock	-	1	-
Balance at end of year	15	16	14

Common stock held in trust
Balance at beginning of year	(3,894)	(4,198)	(4,400)
Shares distributed from deferred compensation plan	354	304	202
Balance at end of year	(3,540)	(3,894)	(4,198)

Additional paid-in capital
Balance at beginning of year	449,141	389,971	310,455
Stock options and warrants exercised	3,035	6,034	2,104
Conversion of preferred stock to common stock	-	28,121	-
Shares issued in lieu of Directors' fees	251	170	193
Restricted shares issued (forfeited)	-	-	(679)
Deferred incentive share units issued	-	-	191
Shares issued - DRIP Plan	363	407	1,899
Proceeds/(issuance costs) from stock offerings	(28)	29,487	75,808
Employee Stock Purchase Plan	75	3	-
Purchase of Company stock	(29,137)	(2,814)	-
Share based compensation expense	1,521	863	-
Reclassification upon the adoption of SFAS No. 123R	-	(3,101)	-
Balance at end of year	425,221	449,141	389,971

Unearned compensation
Balance at beginning of year	-	(3,101)	(4,122)
Restricted shares (issued) forfeited	-	-	679
Deferred incentive share units issued	-	-	(191)
Share based compensation expense	-	-	533
Reclassification upon the adoption of SFAS No. 123R	-	3,101	-
Balance at end of year	-	-	(3,101)

Accumulated other comprehensive income (loss)
Balance at beginning of year	828	826	(226)
Change in market value of interest rate swaps	(1,190)	(73)	1,131
Change in unrealized gain (loss) on equity securities	4	75	(79)
Balance at end of year	(358)	828	826

Retained earnings (deficit)
Balance at beginning of year	(13,761)	4,906	27,831
Net income	19,692	25,682	20,807
Preferred stock dividends declared	(4,800)	(4,800)	(4,800)
Convertible preferred stock dividends declared	-	(1,773)	(2,346)
Common stock dividends declared	(40,537)	(37,776)	(36,586)
Balance at end of year	(39,406)	(13,761)	4,906
Total stockholders' equity	$439,908	$490,306	$474,516

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	Year Ended December 31
	2007	2006	2005
Operating activities
Net income	$ 19,692	$ 25,682	$ 20,807
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation and amortization	77,574	64,655	51,046
Depreciation and amortization - discontinued operations	1	582	1,050
Amortization of above market leases	788	1,582	1,970
Amortization of mortgage loan discount	(71)	-	-
Amortization of loan costs	1,202	1,100	1,480
Share based compensation expense	1,521	863	533
Operating distributions from unconsolidated
joint ventures	1,036	1,334	2,587
Income (loss) allocated to minority interests	(3,172)	(484)	189
Net gain on sale of real estate, joint venture interests
and other assets	(20,307)	(22,729)	(5,220)
Equity in earnings of consolidated joint ventures	(1,008)	(751)	(1,496)
Increase in deferred leasing costs	(7,080)	(5,937)	(6,468)
Changes in operating assets and liabilities:
Increase in receivables and other assets	(5,736)	(25,465)	(11,571)
Increase (decrease) in accounts payable and
other liabilities	11,491	7,118	(1,320)
Cash provided by operating activities	75,931	47,550	53,587

Investing activities
Investment in mortgage loan	(6,930)	-	-
Distributions from unconsolidated joint ventures	89	15,395	1,845
Investments in unconsolidated joint ventures	(75)	(113)	(45)
Purchases of real estate related investments	(55,428)	(328,909)	(163,238)
Proceeds from sales of real estate and joint venture interests	56,795	61,228	24,153
Real estate development	(11,615)	-	(3,087)
Improvements to real estate related investments	(39,877)	(28,223)	(25,973)
Cash used in investing activities	(57,041)	(280,622)	(166,345)

Financing activities
Principal payments on mortgage notes payable	(41,011)	(49,066)	(79,120)
Proceeds from long-term financing	59,500	213,700	103,160
Proceeds from bank borrowings	241,126	153,098	217,820
Payments on bank borrowings	(181,921)	(151,230)	(170,936)
Redemption of subsidiary redeemable preferred membership interests	(10,741)	-	-
Debt financing costs	(1,688)	(2,215)	(1,044)
Stock options and warrants exercised	3,035	6,034	2,104
Purchase of Company stock	(29,138)	(2,814)	-
Dividends paid on common stock	(40,222)	(37,480)	(36,356)
Dividends paid on preferred stock	(4,800)	(7,160)	(7,623)
Contributions from minority interest partners	42,182	82,621	9,864
Distributions to minority interest partners	(48,784)	(1,203)	(534)
Employee stock purchase plan	75	3	-
Proceeds from DRIP Plan	363	407	1,899
Proceeds/(issuance costs) from stock offerings	(28)	29,488	75,810
Cash provided by (used in) financing activities	(12,052)	234,183	115,044
Change in cash and cash equivalents	6,838	1,111	2,286
Cash and cash equivalents at beginning of year	4,474	3,363	1,077
Cash and cash equivalents at end of year	$ 11,312	$ 4,474	$ 3,363

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

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

Real Estate Properties

      Real estate properties are stated at the lower of cost less accumulated depreciation, or fair value.  Cost includes the carrying amount of the Company's investment plus any additional consideration paid, liabilities assumed, costs of securing title and improvements made subsequent to acquisition.  Depreciation of buildings and building improvements is computed using the straight-line method over the estimated useful lives of the assets.  Depreciation of tenant improvements, including personal property, is computed using the straight-line method over the lesser of useful life or the term of the lease involved.  Maintenance and repair expenses are charged to expense as incurred.

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

       Balances of major classes of depreciable assets (in thousands) and their respective estimated useful lives are:

		December 31	December 31
Asset Category	Estimated Useful Life	2007	2006
Building and garage	40 years	$1,163,974	$1,157,534
Building improvements	7 to 40 years	90,563	65,109
Tenant improvements	Lesser of useful life or term of lease	149,391	145,742
		$1,403,928	$1,368,385

       Depreciation expense related to these assets of $59.7 million, $49.7 million and $40.5 million was recognized in 2007, 2006 and 2005, respectively.

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

       Land available for sale (see Note F) is carried at the lower of cost or fair value minus estimated cost to sell.

Purchase Price Allocation

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

       The fair value of above or below market in-place lease values is the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and the estimated current market lease rate expected over the remaining non-cancelable life of the lease.  The capitalized above market lease values are amortized as a reduction of rental income over the remaining term of the respective leases. The capitalized below market lease values are amortized as an increase to rental income over the remaining term of the respective leases.   Total amortization for above and below market leases was a net reduction of rental income of $788,000, $1.6 million and $2.0 million for the years ending December 31, 2007, 2006 and 2005, respectively.

       Amortization of above and below market leases is projected as an increase (decrease) to rental income as follows for the next five years (in thousands):

Amount
2008	$(319)
2009	(151)
2010	123
2011	154
2012	223

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

       The fair value of at market in-place leases is the present value associated with re-leasing the in-place lease as if the property was vacant.  Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases.  In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods.  The value of at market in-place leases is amortized as a lease cost amortization expense over the expected life of the lease, including expected renewals.  Total amortization expense for the value of in-place leases was $9.0 million, $8.4 million and $5.5 million for the years ending December 31, 2007, 2006 and 2005, respectively.

       Amortization expense for the value of in-place leases is projected as follows for the next five years (in thousands):

Amount
2008	$7,750
2009	7,628
2010	7,290
2011	6,906
2012	5,971

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

Mortgage Loan Receivable

       Parkway records its mortgage loan receivable at the stated principal amount net any premium or discount.  As of December 31, 2007 the carrying amount of the mortgage loan receivable was $7.0 million.  The Company recognizes the premium or discount over the life of the mortgage loan using the effective interest method.  Parkway evaluates the collectability of principal and interest on its mortgage loans, if circumstances warrant, to determine whether it is impaired.  A loan is impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms.  When a loan is impaired, the amount of the loss accrual is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flow at the loan's effective interest rate.  No impairment losses were recognized in 2007 associated with the mortgage loan receivable.

Investment in Unconsolidated Joint Ventures

       As of December 31, 2007 and 2006, Parkway had a non-controlling interest in four unconsolidated joint ventures, which are accounted for using the equity method of accounting.  Therefore, Parkway reports its share of income and losses based on its economic interest in these entities, as measured by its ownership interest or expected cash distributions if materially different than distributions based on ownership interest.  Parkway classifies its interests as non-controlling when it holds less than a majority voting interest in the entity and does not have the sole ability, based on the terms of the joint venture agreements, to make decisions about the entities' activities regarding items such as major leases, encumbering the entities with debt, major capital expenditures and whether to dispose of the entities.

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

Minority Interest

 Minority Interest - Unit Holders

       Minority interest in Parkway Properties LP (the "Operating Partnership") represents the limited partner's proportionate share of the equity in the operating partnership.  The operating partnership pays a regular quarterly distribution to the holders of operating units.  Income is allocated to minority interest based on the economic percentage ownership during the year.  As of December 31, 2007, the minority interest in our operating partnership consisted of 1,318 operating units held by a party other than the Company.

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

       On July 6, 2005, Parkway, through affiliated entities, entered into a limited partnership agreement forming a $500 million discretionary fund ("the Fund") with Ohio Public Employees Retirement System ("Ohio PERS") for the purpose of acquiring high-quality multi-tenant office properties.  Ohio PERS has a 75% economic interest and Parkway has a 25% economic interest in the Fund.  Parkway serves as the general partner of the Fund and provides asset management, property management, leasing and construction management services to the Fund, for which it is paid market-based fees. As of December 31, 2007, the Fund had fixed rate non-recourse mortgage debt totaling $156.0 million that is secured by ten office properties, which have a carrying value of $234.9 million. Subsequent to December 31, 2007, the Fund purchased three office investments for a total purchase price of $215 million with estimated closing costs, building improvements, tenant improvements and leasing costs of $12.4 million anticipated during the first two years of ownership for a total investment of $227.4 million.  Therefore, as of February 15, 2008, the Fund was fully invested.

       Since Parkway is the sole general partner and has the authority to make major decisions on behalf of the Fund, thereby giving Parkway a controlling interest, the Fund is included in Parkway's consolidated financial statements.

      Minority interest in real estate partnerships represents the other partners' proportionate share of equity in the partnerships discussed above at December 31, 2007.  Income is allocated to minority interest based on the weighted average percentage ownership during the year.

 Revenue Recognition

       Revenue from real estate rentals is recognized on a straight-line basis over the terms of the respective leases.  The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as straight line rent receivable on the accompanying balance sheets.  The straight line rent adjustment increased revenue by $3.2 million, $5.3 million and $4.2 million in 2007, 2006 and 2005, respectively.

       The leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses.  Property operating cost recoveries from customers ("expense reimbursements") are recognized as revenue in the period in which the expenses are incurred.  The computation of expense reimbursements is dependent on the provisions of individual customer leases.  Most customers make monthly fixed payments of estimated expense reimbursements.  The Company makes adjustments, positive or negative, to expense reimbursement income quarterly to adjust the recorded amounts to the Company's best estimate of the final property operating costs based on the most recent quarterly budget.  After the end of the calendar year, the Company computes each customer's final expense reimbursements and issues a bill or credit for the difference between the actual amount and the amounts billed monthly during the year.  These differences are recorded to expense reimbursement income in the period the final bills are prepared, usually beginning in February and completed by May in the subsequent fiscal year.  The net amounts of any such adjustments were not material for the years ended December 31, 2007, 2006 and 2005.

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

Net Income Per Common Share

       Basic earnings per share ("EPS") are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year.  In arriving at income available to common stockholders, preferred stock dividends are deducted.  Diluted EPS reflects the potential dilution that could occur if share equivalents such as employee stock options, restricted shares, deferred incentive share units, warrants and dilutive 8.34% Series B cumulative convertible preferred stock were exercised or converted into common stock that then shared in the earnings of Parkway.

       The computation of diluted EPS is as follows:

	Year Ended December 31
	2007	2006	2005
	(in thousands, except per share data)
Numerator:
Basic and diluted net income
available to common stockholders	$14,892	$19,109	$13,661
Denominator:
Basic weighted average shares	15,482	14,306	14,065
Effect of employee stock options, deferred
incentive share units and warrants	166	181	168
Diluted weighted average shares	15,648	14,487	14,233
Diluted earnings per share	$ 0.95	$ 1.32	$ 0.96

       The computation of diluted EPS for 2006 and 2005 did not assume the conversion of the 8.34% Series B cumulative convertible preferred stock because their inclusion would have been anti-dilutive.  As of December 31, 2006, there were no shares of Series B preferred stock authorized and outstanding.

Reclassifications

       Certain reclassifications have been made in the 2006 and 2005 consolidated financial statements to conform to the 2007 classifications with no impact on previously reported net income or stockholders' equity.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157").  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of SFAS No. 157 and does not expect the adoption of this Statement on January 1, 2008 to have a material impact on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" (SFAS No. 141R), which revised the previously issued SFAS No. 141 (SFAS No. 141).  SFAS No. 141R retains the fundamental requirements of SFAS No. 141, but expands the scope to include all transactions and other events in which one entity obtains control over one or more other businesses.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently evaluating the impact of SFAS No. 141R on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51" (SFAS No. 160).  SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 also amends certain of ARB No. 51's consolidation procedures for consistency with the requirements of SFAS No. 141R.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company is currently evaluating the impact of SFAS No. 160 on the Company's consolidated financial statements.

 Unaudited Statistical Information

       The square feet and percentage leased statistics presented in Notes B, E and H are unaudited.

Note B - Investment in Office and Parking Properties

        Included in investment in office and parking properties at December 31, 2007 are 60 office and parking properties located in nine states with an aggregate of 12.0 million square feet of leasable space.  This excludes office properties in unconsolidated joint ventures, which are outlined in Note E - Investment in Unconsolidated Joint Ventures. The contract purchase price, excluding closing costs and other adjustments, of office properties acquired during the year ended December 31, 2007 is as follows:

Cost
Market Location	(in thousands)
Houston, Texas	$46,500

       The Company's acquisitions are accounted for by the purchase method.  The results of each acquired property are included in the Company's results of operations from their respective purchase dates.

 Summary of Acquisitions

       On June 14, 2007, the Fund with Ohio PERS, of which Parkway owns 25%, purchased for $46.5 million 1401 Enclave Parkway, a 209,000 square foot six-story office building in Houston, Texas.  The Fund expects to spend $346,000 for closing costs, building improvements, leasing costs and tenant improvements during the first two years of ownership.  The purchase was funded with a $28 million first mortgage placement by the Fund and with equity contributions from the partners.  In accordance with GAAP, the Fund has been included in the consolidated financial statements of Parkway since Parkway is the sole general partner and has authority to make major decisions on behalf of the Fund, thereby giving Parkway controlling interest.

       The purchase price allocated to intangible assets and (liabilities) and weighted average amortization period for each class of asset or liability is as follows for 2007 office property acquisitions (in thousands):

		Weighted
	Amount	Average Life
Lease in place value	$2,692	4 years
Above market leases	438	3 years
Below market leases	(1,101)	4 years

       Subsequent to December 31, 2007, the Company purchased three office investments for a total purchase price of $236.6 million on behalf of the Fund.  Of the total purchase price, $215 million represents investments by the Fund and $21.6 million represents an additional investment by Parkway.  The investments were funded with $142.2 million in mortgage debt and $94.4 million in equity contributions from partners.  Parkway's share of the total equity contribution was $30.1 million and was funded with advances from unsecured bank lines of credit.  As of February 15, 2008, the Fund was fully invested.

Summary of Dispositions

       On June 29, 2007, the Company sold two office properties, First Tennessee Plaza and Cedar Ridge, totaling 549,000 square feet located in Knoxville, Tennessee for a gross sales price of $59 million.  The Company received net cash proceeds from the sale of $56.8 million and the proceeds were used to prepay the $7.4 million first mortgage secured by First Tennessee Plaza and to reduce amounts outstanding under the Company's lines of credit.  Parkway recorded a gain on the sale for financial reporting purposes of $20.3 million and expenses related to the prepayment of the mortgage of $494,000 in the second quarter of 2007.  Parkway Realty Services, LLC, a subsidiary of the Company, was retained to provide management services for the properties under a five-year agreement.  Therefore, all revenue and expense for these properties are included as a component of continuing operations.

Contractual Obligations and Minimum Rental Receipts

       Obligations for tenant improvement allowances for leases in place and commitments for building improvements and development costs as of December 31, 2007 are as follows (in thousands):

2008	$44,084
2009	1,142
2010	57
2011	344
Total	$45,627

       Minimum future operating lease payments for various equipment leased at the office properties is as follows for operating leases in place as of December 31, 2007 (in thousands):

2008	$ 341
2009	107
2010	93
2011	23
Total	$ 564

       The following is a schedule by year of future approximate minimum rental receipts under noncancelable leases for office buildings owned as of December 31, 2007 (in thousands):

2008	$180,248
2009	166,389
2010	142,820
2011	117,692
2012	85,633
Thereafter	209,809
$902,591

Note C - Office Property Development

       On February 28, 2007, the Company purchased 2.5 acres of land in Jackson, Mississippi for $1.8 million.  The land was purchased as part of the Company's plan to develop the 194,000 square foot Class A+ office building known as The Pinnacle at Jackson Place ("The Pinnacle"), adjacent to the Company's headquarters building.  The estimated cost of the development is $48.5 million with expected completion in the fall of 2008.  The Company has received commitments to lease approximately 70% of the new office space from four major customers.  Parkway is considering a joint venture structure for the development whereby Parkway will retain an ownership interest of approximately 20%.  The development is designed to utilize benefits available under the Gulf Opportunity Zone Act for new developments in areas affected by Hurricane Katrina.  During the year ended December 31, 2007, the Company incurred $13.4 million in development costs of the Pinnacle.

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

Note D - Mortgage Loan

       On November 7, 2007, the Company purchased the B participation piece (the "B piece") of a first mortgage secured by an 844,000 square foot office building in Dallas, Texas known as 2100 Ross for $6.9 million.  The B piece was originated by Wachovia Bank, N.A. and has a face value of $10 million and a stated coupon rate of 6.065%.  Upon maturity in May 2012, the Company will receive a principal payment of $10 million, which produces a yield to maturity of 15.6%.

Note E - Investment in Unconsolidated Joint Ventures

        In addition to the 60 office and parking properties included in the consolidated financial statements, the Company is also invested in four unconsolidated joint ventures with unrelated investors.  These investments are accounted for using the equity method of accounting, as Parkway does not control any of these joint ventures.  Accordingly, the assets and liabilities of the joint ventures are not included on Parkway's consolidated balance sheets as of December 31, 2007 and 2006.  Information relating to these unconsolidated joint ventures is detailed below (in thousands).

			Parkway's	Square	Percentage
Joint Venture Entity	Property Name	Location	Ownership %	Feet	Leased
Wink-Parkway Partnership	Wink Building	New Orleans, LA	50.0%	32	100.0%
Parkway Joint Venture, LLC ("Jackson JV")	UBS/River Oaks	Jackson, MS	20.0%	167	85.7%
RubiconPark I, LLC ("Rubicon JV")	Lakewood/Falls Pointe	Atlanta, GA	20.0%	552	97.5%
	Carmel Crossing	Charlotte, NC
RubiconPark II, LLC ("Maitland JV")	Maitland 200	Orlando, FL	20.0%	204	100.0%
				955	96.1%

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

       Balance sheet information for the unconsolidated joint ventures is summarized below as of December 31, 2007 and December 31, 2006 (in thousands):

Balance Sheet Information (unaudited)
	December 31, 2007
	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	JV	Partnership	JV	JV	JV	Total
Unconsolidated Joint Ventures (at 100%):
Real Estate, Net	$-	$1,191	$15,945	$66,914	$29,341	$113,391
Other Assets	-	282	1,444	7,117	1,109	9,952
Total Assets	$-	$1,473	$17,389	$74,031	$30,450	$123,343

Mortgage Debt	$-	$176	$12,600	$52,000	$18,617	$83,393
Other Liabilities	-	23	728	1,580	686	3,017
Partners'/Shareholders' Equity	-	1,274	4,061	20,451	11,147	36,933
Total Liabilities and Partners'/Shareholders' Equity	$-	$1,473	$17,389	$74,031	$30,450	$123,343

Parkway's Share of Unconsolidated Joint Ventures:
Real Estate, Net	$-	$595	$3,189	$13,383	$5,868	$23,035
Mortgage Debt	$-	$88	$2,520	$7,200	$-	$9,808
Investment in Joint Ventures	$-	$637	$(244)	$5,433	$5,410	$11,236
	December 31, 2006
	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	JV	Partnership	JV	JV	JV	Total
Unconsolidated Joint Ventures (at 100%):
Real Estate, Net	$-	$1,214	$16,431	$68,053	$28,980	$114,678
Other Assets	190	256	1,083	6,355	663	8,547
Total Assets	190	$1,470	$17,514	$74,408	$29,643	$123,225

Mortgage Debt	$-	$275	$12,600	$52,000	$19,061	$83,936
Other Liabilities	26	113	493	1,333	489	2,454
Partners'/Shareholders' Equity	164	1,082	4,421	21,075	10,093	36,835
Total Liabilities and Partners'/Shareholders' Equity	$190	$1,470	$17,514	$74,408	$29,643	$123,225

Parkway's Share of Unconsolidated Joint Ventures:
Real Estate, Net	$-	$607	$3,286	$13,611	$5,796	$23,300
Mortgage Debt	$-	$137	$2,520	$7,200	$-	$9,857
Net Investment in Joint Ventures	$-	$541	$(150)	$5,676	$5,112	$11,179

       Income statement information for the unconsolidated joint ventures is summarized below for the years ended December 31, 2007 and 2006 (in thousands):

Results of Operations (unaudited)
	Year Ended December 31, 2007
	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	JV (1)	Partnership	JV	JV	JV	Total

Unconsolidated Joint Ventures (at 100%):
Revenues	$-	$373	$2,875	$10,228	$4,363	$17,839
Operating Expenses	(38)	(93)	(1,274)	(3,856)	(1,662)	(6,923)
Net Operating Income (Loss)	(38)	280	1,601	6,372	2,701	10,916
Interest Expense	-	(22)	(736)	(2,565)	(825)	(4,148)
Loan Cost Amortization	-	(3)	(3)	(63)	(15)	(84)
Depreciation and Amortization	-	(23)	(865)	(2,017)	(720)	(3,625)
Income (Loss) Before Gain on Sale of Real Estate	(38)	232	(3)	1,727	1,141	3,059
Gain on Sale of Real Estate	166	-	-	-	-	166
Net Income (Loss)	$128	$232	$(3)	$1,727	$1,141	$3,225
Parkway's Share of Unconsolidated Joint Ventures:
Income (Loss) Before Gain on Sale of Real Estate	$(12)	$117	$-	$507	$396	$1,008
Gain on Sale of Real Estate	50	-	-	-	-	50
Net Income	$38	$117	$-	$507	$396	$1,058
Depreciation and Amortization	$-	12	$173	$403	$144	$732
Property Management Fees	$-	$-	$137	$348	$168	$653
Promote Fee	$27	$-	$-	$-	$-	$27
Interest Expense	$-	$12	$147	$354	$-	$513
Loan Cost Amortization	$-	$2	$-	$8	$-	$10
Other Supplemental Information:
Distributions from Unconsolidated
Joint Ventures	$89	$20	$92	$750	$174	$1,125
	Year Ended December 31, 2006
	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	JV (1)	Partnership	JV	JV	JV	Total

Unconsolidated Joint Ventures (at 100%):
Revenues	$5,835	$333	$2,664	$9,923	$4,332	$23,087
Operating Expenses	(2,968)	(153)	(1,307)	(3,803)	(1,790)	(10,021)
Net Operating Income	2,867	180	1,357	6,120	2,542	13,066
Interest Expense	(2,413)	(28)	(736)	(2,566)	(843)	(6,586)
Loan Cost Amortization	(457)	(3)	(4)	(62)	(14)	(540)
Depreciation and Amortization	(717)	(23)	(535)	(1,791)	(614)	(3,680)
Income (Loss) Before Gain on Sale of Real Estate	(720)	126	82	1,701	1,071	2,260
Gain on Sale of Real Estate	42,693	-	-	-	-	42,693
Net Income	$41,973	$126	$82	$1,701	$1,071	$44,953
Parkway's Share of Unconsolidated Joint Ventures:
Income (Loss) Before Gain on Sale of Real Estate	$(217)	$63	$17	$502	$386	$751
Gain on Sale of Real Estate	13,584	-	-	-	-	13,584
Net Income	$13,367	$63	$17	$502	$386	$14,335
Depreciation and Amortization	$216	$12	$106	$358	$123	$815
Property Management Fees	$718	$-	$155	$513	$140	$1,526
Promote Fee	$3,861	$-	$-	$-	$-	$3,861
Interest Expense	$499	$14	$145	$357	$-	$1,015
Interest Expense - Prepayment	225	-	-	-	-	225
Total Interest Expense	$724	$14	$145	$357	$-	$1,240
Loan Cost Amortization	$138	$1	$1	$8	$-	$148
Other Supplemental Information:
Distributions from Unconsolidated
Joint Ventures	$15,702	$40	$92	$517	$378	$16,729

(1)     Phoenix OfficeInvest, LLC (the "Viad JV") is a joint venture that owned Viad Corporate Center, an office property in Phoenix, Arizona, and a venture in which Parkway owned a 25% interest.  On June 23, 2006, the venture sold Viad Corporate Center.    Parkway received net proceeds of $15.4 million and recognized a gain of $13.6 million from the sale.

       In most cases the Company's share of debt related to its unconsolidated joint ventures is the same as its ownership percentage in the venture.  However, in the case of the Rubicon Joint Venture and Maitland Joint Venture, the Company's share of debt is disproportionate to its ownership percentage.  The disproportionate debt structure was created to meet the Company's partner's financing criteria.  In the Rubicon Joint Venture, Parkway owns a 20% interest in the venture but assumed 13.85% of the debt.  In the Maitland Joint Venture, the Company owns a 20% interest in the venture and assumed none of the debt. The terms related to Parkway's share of unconsolidated joint venture mortgage debt are summarized below for December 31, 2007 and 2006 (in thousands):

Parkway's Share of Unconsolidated Joint Ventures' Debt (unaudited)
				Parkway's	Monthly	Loan	Loan
	Type of			Share	Debt	Balance	Balance
Description	Debt Service	Interest Rate	Maturity	of Debt	Service	12/31/07	12/31/06
Wink Partnership	Amortizing	8.625%	07/01/09	50.00%	$ 5	$ 88	$ 137
Maitland JV	Interest Only	4.390%	06/01/11	0.00%	-	-	-
Rubicon JV	Interest Only	4.865%	01/01/12	13.85%	30	7,200	7,200
Jackson JV	Interest Only	5.840%	07/01/15	20.00%	12	2,520	2,520
					$ 47	$9,808	$ 9,857

Weighted Average Interest Rate at End of Year						5.149%	5.167%

       Parkway's share of the scheduled principal payments on mortgage debt for the unconsolidated joint ventures for each of the next five years and thereafter through maturity as of December 31, 2007 are as follows (in thousands) (unaudited):

	Wink	Maitland	Rubicon	Jackson
Schedule of Mortgage Maturities by Year:	Partnership	JV	JV	JV	Total
2008	$ 54	$ -	$ -	$ -	$ 54
2009	34	-	100	12	146
2010	-	-	114	33	147
2011	-	-	119	35	154
2012	-	-	6,867	37	6,904
Thereafter	-	-	-	2,403	2,403
	$ 88	$ -	$ 7,200	$ 2,520	$ 9,808

Note F - Land Available for Sale

        At December 31, 2007, Parkway's investment in land available for sale consisted of 12 acres of land in New Orleans, Louisiana with a book value of $1.5 million or .1% of total assets.

Note G - Notes Payable

Notes Payable to Banks

       At December 31, 2007, the Company had a total of $212.3 million outstanding under the following lines of credit (in thousands):

				Outstanding
Line of Credit	Lender	Interest Rate	Maturity	Balance
$9 Million Unsecured Line of Credit	Trustmark National Bank	6.6%	12/07/08	$ 9,000
$15 Million Unsecured Line of Credit	PNC Bank	5.9%	01/28/09	8,349
$236 Million Unsecured Line of Credit (1)	Wachovia Bank	6.1%	04/27/10	135,000
$60 Million Unsecured Term Loan (2)	Wachovia Bank	5.6%	04/27/11	60,000
		6.0%		$ 212,349

(1)   The interest rate on the $236 Million Unsecured Line of Credit represents the weighted average interest rate of short-term LIBOR borrowings and includes a $30 million interest rate swap that expires August 31, 2008 and a $50 million interest rate swap that expires June 30, 2008.

 (2)  The interest rate on the $60 Million Term Loan represents the weighted average interest rate of two interest rate swaps that expire December 31, 2008.

     On August 24 2007, the Company entered into an interest rate swap agreement with US Bank.  The interest rate swap is for a $30 million notional amount and fixes the 30-day LIBOR interest rate at 4.924%, which equates to a total interest rate of 6.224%, for the period September 4, 2007 through August 31, 2008.  The swap serves as a hedge on the variable interest rates on a portion of the borrowings under the Company's $296 million line.

     On December 3, 2007, the Company entered into an interest rate swap agreement with JP Morgan.  The interest rate swap is for a $50 million notional amount and fixes the 30-day LIBOR interest rate at 4.38%, which equates to a total interest rate of 5.68%, for the period December 31, 2007 through June 30, 2008.  The swap agreement serves as a hedge of the variable interest rates on a portion of the borrowings under the Company's $296 million line.

     On December 13, 2007, the Company exercised $96 million of the $110 million accordion feature of its existing unsecured bank credit facility with Wachovia Bank.  The Company's credit facility increased from $200 million to $296 million and is comprised of a $60 million term loan maturing April 2011 and a $236 million revolving loan maturing in April 2010, which includes rights to a one-year extension with the same terms through April 2011.  The interest rate on the credit facility is currently LIBOR plus 130 basis points.  The Company pays an annual administration fee of $35,000 and fees on the unused portion of the revolver ranging between 12.5 and 20 basis points based upon overall Company leverage, with the rate set at 12.5 basis points at December 31, 2007.

     The Company's $296 million unsecured credit facility requires compliance with a number of restrictive financial covenants, including tangible net worth, fixed charge coverage ratio, unencumbered interest coverage ratio, total debt to total asset ratio, secured debt to total asset value ratio, secured recourse debt to total asset value ratio and unencumbered pool restrictions.  As of December 31, 2007 the Company was in compliance with these financial covenants and had a total of $99 million available to borrow on all unsecured lines of credit.

     The $15 million line matures January 28, 2009, is unsecured and is expected to fund the daily cash requirements of the Company's treasury management system.  The $15 million line has a current interest rate equal to the 30-day LIBOR rate plus 130 basis points.  Under the $15 million line, the Company does not pay annual administration fees or fees on the unused portion of the line.

       The $9 million line with Trustmark National Bank is unsecured, has a current interest rate equal to the 30-day LIBOR rate plus 132.5 basis points and matures December 7, 2008.  The proceeds of the loan were used to finance the construction of the City Centre Garage, which was completed in 2005.

       To protect against the potential for rapidly rising interest rates, the Company entered into interest rate swap agreements in 2007, 2005 and 2004.  The Company designated the swaps as cash flow hedges of the variable interest rates on the Company's borrowings under the $296 million line.  These swaps are considered to be fully effective and changes in the fair value of the swaps are recognized in accumulated other comprehensive income.  The Company's interest rate hedge contracts as of December 31, 2007 and 2006 are summarized as follows (in thousands):

					Fair
					Market Value
					Asset/(Liability)
Type of	Notional	Maturity		Fixed	December 31
Hedge	Amount	Date	Reference Rate	Rate	2007	2006
Swap	$50,000	06/30/08	1 - Month LIBOR	4.380%	$ 15	$ -
Swap	$30,000	08/31/08	1 - Month LIBOR	4.924%	(133)	-
Swap	$40,000	12/31/08	1 - Month LIBOR	4.360%	(192)	525
Swap	$20,000	12/31/08	1 - Month LIBOR	4.245%	(48)	307
					$ (358)	$ 832

Mortgage notes payable

       A summary of mortgage notes payable at December 31, 2007 and 2006 which are non-recourse to the Company, is as follows (in thousands):

				Carrying
				Amount	Note Balance
	Interest	Monthly	Maturity	of	December 31
Office Property	Rate	Payment	Date	Collateral	2007	2006
Wholly Owned
Citrus Center	6.000%	$ -	08/01/07	$ 32,297	$ ‑	$ 18,164
Capital City Plaza	3.670%	298	09/01/08	58,579	42,196	44,167
John Hancock Facility (3 properties)	4.830%	138	03/01/09	27,978	22,450	23,006
John Hancock Facility (3 properties)	5.270%	112	05/01/10	22,042	18,190	18,581
Capitol Center	8.180%	165	09/01/10	34,236	18,465	18,910
One Jackson Place	7.850%	152	10/10/10	15,505	10,661	11,609
Squaw Peak	4.920%	261	12/01/10	40,915	35,339	36,693
Forum I	5.250%	91	06/01/11	17,970	11,731	12,192
Wells Fargo	4.390%	53	07/01/11	11,909	9,345	9,567
233 N. Michigan	4.940%	763	07/11/11	155,772	100,279	104,374
400 North Belt	8.250%	65	08/01/11	9,750	2,431	2,990
Woodbranch	8.250%	32	08/01/11	4,188	1,170	1,440
Bank of America Plaza	7.100%	146	05/10/12	33,059	18,414	18,840
One Park 10 Plaza	7.100%	64	06/01/12	5,845	8,974	9,092
First Tennessee Plaza	7.170%	-	12/15/12	-	-	7,954
Teachers Insurance and
Annuity Association (5 properties)	6.210%	565	01/01/16	104,116	83,074	84,644
111 East Wacker, LLC	6.290%	804	07/11/16	176,463	148,500	148,500
Morgan Keegan Tower	7.620%	163	10/01/19	28,717	15,258	16,024
Pinnacle at Jackson Place - Subordinate NMTC Loan (3)	3.000%	-	12/27/47	-	-	-
Pinnacle at Jackson Place - Direct Loan (3)	7.250%	-	12/27/47	14,077	1	-
Pinnacle at Jackson Place - Sr NMTC Loan (3)	7.250%	-	12/27/47	-	-	-
Total Wholly Owned		3,872		793,418	546,478	586,747

Consolidated Joint Ventures
Moore Building Associates LP	7.895%	124	06/01/10	19,359	12,006	12,517
Parkway Properties Office Fund, LP:
Renaissance Center	5.469%	97	06/01/12	34,885	16,797	17,015
Maitland 100	4.920%	36	10/07/12	13,730	8,820	8,820
555 Winderley Place	4.920%	34	10/07/12	12,108	8,340	8,340
1401 Enclave (2)	5.760%	134	07/10/15	42,337	28,000	-
100 Ashford Center/Peachtree Ridge	5.606%	151	01/08/16	44,806	31,060	31,073
BellSouth Building/Centurion Centre	5.900%	71	06/10/16	21,408	14,400	14,400
Chatham Centre	5.560%	79	01/10/17	25,505	17,100	17,100
Overlook II (1)	5.610%	152	03/01/17	40,157	31,500	-
Total Consolidated Joint Ventures		878		254,295	168,023	109,265

Total Secured Debt		$4,750		$1,047,713	$714,501	$696,012

(1)      On February 9, 2007, the Fund placed a $31.5 million ten-year non-recourse first mortgage with an interest rate of 5.61% in connection with the 2006 purchase of Overlook II in Atlanta, Georgia.  Payments during the mortgage term will be on an interest only basis and the loan matures on March 1, 2017.

(2)      On June 14, 2007, the Fund placed a $28 million eight-year non-recourse first mortgage with a fixed interest rate of 5.76% in connection with the purchase of 1401 Enclave Parkway in Houston, Texas.  Monthly payments during the first five years of the mortgage will be on an interest only basis.  Monthly principal and interest payments of $164,000 will be made over remaining term of loan with a balloon payment due at maturity.

(3)   On December 28, 2007, the Company completed the financing facility of The Pinnacle at Jackson Place for a total of $37.6 million.   The facility consists of two mortgages, proceeds of which will be used to complete the construction and long-term financing of the building.  One of the mortgages is being funded under the Federal New Markets Tax Credit ("NMTC") program which provides funding for development in certain geographic areas or areas that have been designated for Federal relief under the Gulf Opportunity Zone Act.  The NMTC mortgage consists of a $23.5 million senior loan and a $6 million subordinate loan, both having a stated maturity of December 2047.  Additionally, the facility consists of an $8.1 million loan with the primary arranger of the facility with a stated maturity of December 2047.  The NMTC Senior Loan and the Direct Loan bear interest at LIBOR plus 190 basis points during construction; LIBOR plus 175 basis points upon completion of construction and LIBOR plus 150 basis points upon lease-up.  The NMTC subordinate loan bears interest at 3%.  The Direct Loan can be prepaid without penalty at anytime.  The NMTC Senior and Subordinate Loans can be called by the lender at the end of the seventh year.

       The aggregate annual maturities of mortgage notes payable at December 31, 2007 are as follows (in thousands):

2008	$ 55,938
2009	36,201
2010	97,477
2011	111,665
2012	63,041
Subsequently	350,179
$714,501

       On March 1, 2007, the Company paid off the $18 million first mortgage secured by Citrus Center in Orlando, Florida which had an interest rate of 6.0% and was scheduled to mature on August 1, 2007.

       In connection with the sale of the two Knoxville office properties on June 29, 2007, the Company paid off the $7.4 million first mortgage secured by First Tennessee Plaza and recorded expenses related to the prepayment of the mortgage of $494,000 in the second quarter.  The mortgage had an interest rate of 7.17% and was previously scheduled to mature on December 15, 2012.

       On February 1, 2008, the Company paid off the mortgage notes payable on 400 North Belt and Woodbranch with a total principal balance of $3.5 million with advances under bank lines of credit.  The mortgages had an interest rate of 8.25% and were scheduled to mature on August 1, 2011.  Parkway will record expenses related to the prepayment of these mortgages of approximately $400,000 in the first quarter of 2008.

       In connection with the Fund investments during the first quarter of 2008 discussed in Note B - Investment in Office and Parking Properties, total mortgage debt was placed in the amount of $142.2 million at a weighted average interest rate of 5.7%.  The portion of mortgage debt attributable to the Fund was $129.2 million and $13.0 million was attributable to Parkway.  The mortgages are secured by the respective properties, have one to three year interest only periods and mature in 2016.

 Note H - Discontinued Operations

        All current and prior period income from the following office property dispositions are included in discontinued operations for the years ended December 31, 2007, 2006 and 2005 (in thousands).

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

       The amount of revenue and expense for these five office properties reported in discontinued operations for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands):

	Year Ended December 31
	2007	2006	2005
Revenues
Revenue from office and parking properties	$67	$3,043	$6,084
	67	3,043	6,084
Expenses
Office and parking properties:
Operating expense	(104)	1,905	2,668
Depreciation and amortization	1	582	1,050
	(103)	2,487	3,718
Income from discontinued operations	170	556	2,366
Gain on sale of real estate from discontinued operations	-	5,083	4,181
Total discontinued operations	$170	$5,639	$6,547

Note I - Income Taxes

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

       At December 31, 2007, the Company had net operating loss ("NOL") carryforwards for federal income tax purposes of $5.3 million which expire at various dates beginning in 2008 through 2018. The utilization of these NOLs can cause the Company to incur a small alternative minimum tax liability.

       The Company's income differs for income tax and financial reporting purposes principally because real estate owned has a different basis for tax and financial reporting purposes, producing different gains upon disposition and different amounts of annual depreciation.  The following reconciles GAAP net income to taxable income for the years ending December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
	Estimate	Actual	Actual
GAAP net income from REIT operations (1)	$19,692	$25,682	$20,807
GAAP to tax adjustments:
Depreciation and amortization	19,864	13,623	16,086
Gains and losses from capital transactions	(2,467)	4,283	(2,684)
Share based compensation expense	1,521	863	533
Stock options exercised	(2,096)	(1,615)	(1,166)
Deferred compensation distributions	(712)	(466)	(351)
Other differences	75	182	(664)
Taxable income before adjustments	35,877	42,552	32,561
Less: NOL carryforward	-	-	-
Adjusted taxable income subject to 90% dividend requirement	$35,877	$42,552	$32,561

(1)  GAAP net income from REIT operations is net of amounts attributable to minority interest.

       The following reconciles cash dividends paid with the dividends paid deduction for the years ending December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
	Estimate	Actual	Actual
Cash distributions paid	$44,849	$44,009	$43,502
Less: Dividends on deferred compensation plan shares	(276)	(303)	(330)
Less: Dividends absorbed by current earnings and profits	(5,740)	(1,154)	(3,114)
Less: Return of capital	(2,956)	-	(7,497)
Dividends paid deduction	$35,877	$42,552	$32,561

       The following characterizes distributions paid per common share for the years ending December 31, 2007, 2006 and 2005:

	2007		2006		2005
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$1.38	53.1%	$0.99	38.1%	$1.98	76.2%
Post May 5, 2003 capital gain	0.38	14.6%	1.17	45.0%	0.13	5.0%
Unrecaptured Section 1250 gain	0.65	25.0%	0.44	16.9%	0.03	1.1%
Return of capital	0.19	7.3%	-	-	0.46	17.7%
	$2.60	100.0%	$2.60	100.0%	$2.60	100.0%

Note J - Stock Option and Long-Term Compensation Plans

       Effective January 1, 2003, the stockholders of the Company approved Parkway's 2003 Equity Incentive Plan ("the 2003 Plan") that authorized the grant of up to 200,000 equity based awards to employees of the Company.  At present, it is Parkway's intention to grant restricted shares and/or deferred incentive share units instead of stock options to employees of the Company, although the 2003 Plan authorizes various forms of incentive awards, including options.  On each July 1 beginning with July, 2004, the number of shares available under the plan will increase automatically by .25% of the number of shares of common stock outstanding on that date (increase of 39,750 and 35,370 shares in 2007 and 2006, respectively), provided that the number of shares available for grant under this plan and the 2001 Directors' Plan shall not exceed 11.5% of the shares outstanding (less the restricted shares issued and outstanding) plus shares issuable on the conversion of outstanding convertible debt and equity securities or the exercise of warrants or other rights to purchase common shares.  The 2003 Plan has a ten-year term.

       On January 12, 2007, the Board of Directors approved the grant of 35,874 restricted shares to officers of the Company.  The shares are valued at $1.9 million and 34,875 shares will vest four years from grant date and 999 shares will vest subject to achievement of the GEAR UP Plan, which will end December 31, 2008.

       As of December 31, 2007, a total of 220,999 shares of restricted stock have been granted to officers of the Company.  The shares are valued at $9.0 million, which equates to an average price per share of $40.72, with 121,000 shares vesting seven years from the grant date, 66,375 shares vesting four years from grant date and the remaining 33,624 shares vesting upon achievement of the goals of the GEAR UP Plan.  The value, including estimated forfeitures, of restricted shares that vest based on service conditions will be amortized to compensation expense ratably over the vesting period for each grant of stock.  The value of restricted shares that vest based on performance conditions, in this case achievement of the GEAR UP Plan goals, will be amortized to expense over the applicable vesting period once the Company determines that it is probable that the goal will be achieved.  As of December 31, 2007, a total of 21,835 deferred incentive share units have been granted to employees of the Company.  The deferred incentive share units are valued at $1.0 million, which equates to an average price per share of $45.96, and the units vest four years from grant date.  Compensation expense related to the restricted stock and deferred incentive units of $1.5 million, $863,000 and $533,000 was recognized in 2007, 2006 and 2005, respectively.  Total compensation expense related to nonvested awards subject to service conditions not yet recognized was $4.3 million as of December 31, 2007.  The weighted average period over which this expense is expected to be recognized is approximately 2.7 years.  Total potential compensation associated with shares that vest based on performance conditions is $1.5 million.

       On January 14, 2008, the Board of Directors approved the grant of 34,542 restricted shares to officers of the Company.  The shares are valued at $1.1 million and 34,375 shares will vest four years from grant date and 167 shares will vest subject to achievement of the GEAR UP Plan.

       A summary of the Company's restricted stock and deferred incentive share unit activity under the 2003 Equity Incentive Plan is as follows:

		Weighted	Deferred	Weighted
	Restricted	Average	Incentive	Average
	Shares	Price	Share Units	Price
Outstanding at December 31, 2004	143,500	$35.97	9,487	$35.97
Granted	500	50.57	6,145	44.61
Forfeited	(20,000)	35.19	(1,804)	45.90
Outstanding at December 31, 2005	124,000	36.16	13,828	45.38
Granted	67,500	43.03	8,255	47.78
Forfeited	(3,000)	37.11	(3,277)	45.98
Outstanding at December 31, 2006	188,500	38.60	18,806	46.33
Granted	35,874	52.36	9,800	45.09
Vested	-	-	(2,285)	44.84
Forfeited	(3,375)	46.14	(4,486)	46.15
Outstanding at December 31, 2007	220,999	$40.72	21,835	$45.96

       Pro forma information regarding net income and net income per share is required by FAS 123R, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005: risk-free interest of 4.3%, dividend yield of 5.55%; volatility factor of the expected market price of the Company's common stock of ..196; and a weighted-average expected life of the options of five years for the 1994 Stock Option Plan, 1991 Directors' Stock Option Plan and 2001 Directors' Stock Option Plan.  No options were granted during 2005, 2006 and 2007.

       The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123R to stock-based employee compensation for the years ended December 31, 2005 (in thousands, except per share amounts):

Year Ended
December 31
2005
Net income available to common stockholders, as reported	$ 13,661
Add: Stock based compensation expense included in reported net income	533
Deduct: Stock based compensation expense assuming fair value method
for all awards	(641)
Pro forma net income available to common stockholders	$ 13,553
Earnings per common share:
Basic - as reported	$ 0.97
Basic - pro forma	$ 0.96
Diluted - as reported	$ 0.96
Diluted - pro forma	$ 0.95

       A summary of the Company's stock option activity and related information is as follows:

	1994 Stock		1991 Directors		2001 Directors
	Option Plan		Stock Option Plan		Stock Option Plan
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price
Outstanding at December 31, 2004	393,357	$ 30.38	37,500	$ 28.76	45,300	$ 37.31
Exercised	(74,412)	27.97	(2,250)	10.17	-	-
Forfeited	(18,270)	34.72	-	-	-	-
Outstanding at December 31, 2005	300,675	30.72	35,250	29.95	45,300	37.31
Exercised	(104,865)	30.01	(2,250)	16.00	(6,000)	37.54
Forfeited	(4,339)	35.91	-	-	-	-
Outstanding at December 31, 2006	191,471	30.99	33,000	30.90	39,300	37.28
Exercised	(69,856)	30.31	(19,500)	30.76	(9,000)	35.26
Outstanding at December 31, 2007	121,615	$ 31.38	13,500	$ 31.10	30,300	$ 37.88
Vested and Exercisable at December 31, 2007	121,615	$ 31.38	13,500	$ 31.10	30,300	$ 37.88

       The total intrinsic value of stock options exercised for the year ended December 31, 2007, 2006, and 2005 was $1.7 million, $1.7 million and $1.5 million, respectively.

       Following is a summary of the status of options outstanding at December 31, 2007:

	Outstanding and Exercisable Options
		Weighted
		Average	Weighted	Aggregate
		Remaining	Average	Intrinsic
		Contractual	Exercise	Value
Exercise Price Range	Number	Life	Price	(in thousands)
1994 Stock Option Plan
$26.18 - $31.42	84,336	1.8 years	$30.30	$ 1,474
$31.43 - $36.65	37,279	3.8 years	33.81	521
	121,615	2.4 years	$31.38	$ 1,995
1991 Directors Stock Option Plan
$26.18 - $31.42	10,500	2.6 years	$30.28	$ 184
$31.43 - $36.65	3,000	1.4 years	34.00	41
	13,500	2.4 years	$31.10	$ 225
2001 Directors Stock Option Plan
$26.18 - $31.42	6,000	3.4 years	$30.70	$ 102
$31.66 - $36.65	5,800	4.4 years	36.12	68
$36.66 - $41.89	12,000	5.4 years	38.95	106
$41.90 - $47.12	6,500	5.8 years	44.10	24
	30,300	4.9 years	$37.88	$ 300

Note K - Commitments and Contingencies

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

Standby Letters of Credit

        In connection with the first mortgage placed on One Illinois Center, located at 111 East Wacker Drive in Chicago, Illinois, the Company delivered $1.4 million in letters of credit to satisfy the various escrow requirements made by the lender.  The letters of credit expire June 30, 2008.

Note L - Other Matters

       In connection with the purchase of the Capital City Plaza in Atlanta, Georgia on April 2, 2004, Parkway, through a subsidiary company, issued $15.5 million in preferred membership interests to the seller.  The preferred membership interests paid the seller a 7% coupon rate and were issued to accommodate their tax planning needs.  The seller previously redeemed $4.8 million of the preferred membership interest.  On August 7, 2007, the seller redeemed the remaining $10.7 million of preferred membership interests.

      On August 3, 2007, the Board of Directors authorized the repurchase of up to 1.7 million shares of Parkway's outstanding common stock through July 30, 2008.  As of December 31, 2007, the Company has purchased approximately 688,000 shares for $29.1 million, which equates to an average price of $42.36 per share.

Supplemental Profit and Loss Information

     Included in operating expenses are taxes, principally property taxes, of $34.3 million, $29.0 million and $24.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Supplemental Cash Flow Information and Schedule of Non-Cash Investing and Financing Activity

	Year Ended December 31
	2007	2006	2005
	(In thousands)
Supplemental cash flow information:
Interest paid	$52,707	$42,807	$ 33,374
Income taxes paid (refunded)	(48)	13	(86)
Supplemental schedule of non-cash investing
and financing activity:
Mortgages assumed in purchases	-	47,795	124,530
Mortgage transferred to joint venture	-	-	(19,275)
Restricted shares and deferred incentive
share units issued (forfeited)	1,954	1,585	(488)
Shares issued in lieu of Directors' fees	251	170	193
Capital lease obligation	4,040	-	-

Rents Receivable and Other Assets

	December 31
	2007	2006
	(In thousands)

Rents receivable	$ 4,124	$ 2,324
Allowance for doubtful accounts	(1,004)	(356)
Straight line rent receivable	20,976	18,441
Other receivables	6,800	5,470
Lease costs (net of accumulated amortization of
$27,030 and $18,879, respectively)	34,233	36,422
Loan costs (net of accumulated amortization of
$3,653 and $2,861, respectively)	5,309	4,833
Escrow and other deposits	39,014	38,617
Prepaid items	7,089	1,897
Other assets	2,916	2,565
	$119,457	$110,213

Intangible Assets

       The following table reflects the portion of the purchase price of office properties allocated to intangible assets in accordance with SFAS 141, as discussed in "Note A".  The portion of purchase price allocated to below market lease value and the related accumulated amortization is reflected in the Schedule of Accounts Payable and Other Liabilities within this note.

	December 31
	2007	2006
	(In thousands)

Lease in place value	$ 77,648	$ 76,507
Accumulated amortization	(18,344)	(11,081)
Above market lease value	23,208	23,629
Accumulated amortization	(11,793)	(7,255)
	$ 70,719	$ 81,800

Accounts Payable and Other Liabilities

	December 31
	2007	2006
	(In thousands)
Office property payables:
Accrued expenses and accounts payable	$ 28,115	$ 17,468
Accrued property taxes	25,444	24,756
Security deposits	4,270	3,951
Below market lease value	19,878	18,517
Accumulated amortization - below market
lease value	(7,792)	(4,547)
Capital lease obligations	4,100	63
Corporate payables	2,642	1,628
Deferred compensation plan liability	5,237	5,401
Dividends payable	1,200	1,200
Accrued payroll	2,291	1,337
Interest payable	3,111	2,885
	$ 88,496	$ 72,659

Note M - Fair Values of Financial Instruments

 Cash and cash equivalents

       The carrying amounts for cash and cash equivalents approximated fair value at December 31, 2007 and 2006.

 Mortgage loans

       The fair value of the mortgage notes payable are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.  The aggregate fair value of the mortgage notes payable without recourse at December 31, 2007 was $714.6 million as compared to its carrying amount of $714.5 million.  The aggregate fair value of the mortgage notes payable without recourse at December 31, 2006 was $707.2 million as compared to its carrying amount of $696.0 million.

Note N - Segment Information

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

       The following is a reconciliation of FFO and net income available to common stockholders for office properties and total consolidated entities for the years ending December 31, 2007, 2006 and 2005.  Amounts presented as "Unallocated and Other" represent primarily income and expense associated with providing management services, corporate general and administration expense, interest expense on unsecured lines of credit and preferred dividends.

	As of or for the year ended December 31, 2007
	Office	Unallocated
	Properties	and Other	Consolidated
	(in thousands)

Property operating revenues (a)	$ 246,677	$ -	$ 246,677
Property operating expenses (b)	(114,312)	-	(114,312)
Property net operating income from continuing operations	132,365	-	132,365

Management company income	-	1,605	1,605
Other income	-	528	528
Interest expense (c)	(43,118)	(10,981)	(54,099)
Management company expenses	-	(1,188)	(1,188)
General and administrative expenses	-	(6,597)	(6,597)
Other expense	-	(5)	(5)
Equity in earnings of unconsolidated joint ventures	1,008	-	1,008
Adjustment for depreciation and amortization - unconsolidated joint ventures	732	-	732
Adjustment for depreciation and amortization - discontinued operations	1	-	1
Adjustment for minority interest - real estate partnerships	(7,240)	-	(7,240)
Income from discontinued operations	170	-	170
Gain on non depreciable assets	47	-	47
Dividends on preferred stock	-	(4,800)	(4,800)
Funds from operations available to common stockholders	83,965	(21,438)	62,527

Depreciation and amortization	(77,574)	-	(77,574)
Depreciation and amortization - unconsolidated joint ventures	(732)	-	(732)
Depreciation and amortization - discontinued operations	(1)	-	(1)
Depreciation and amortization - minority interest - real estate partnerships	10,414	-	10,414
Gain on sale of real estate	20,260	-	20,260
Minority interest - unit holders	-	(2)	(2)
Net income (loss) available to common stockholders	$ 36,332	$ (21,440)	$ 14,892

Total assets	$ 1,520,326	$ 15,468	$ 1,535,794

Office and parking properties	$ 1,314,602	$ -	$ 1,314,602

Investment in unconsolidated joint ventures	$ 11,236	$ -	$ 11,236

Capital expenditures (d)	$ 46,957	$ -	$ 46,957

(a) Included in property operating revenues are rental revenues, customer reimbursements, parking income and other income.

(b) Included in property operating expenses are real estate taxes, insurance, contract services, repairs and maintenance and other property operating expenses.

(c)  Interest expense for office properties represents interest expense on property secured mortgage debt and interest on subsidiary redeemable preferred membership interests.  It does not include interest expense on the unsecured lines of credit, which is included in "Unallocated and Other".

(d) Capital expenditures include capitalized acquisition costs, building improvements, tenant improvements and deferred leasing costs.

	As of or for the year ended December 31, 2006
	Office	Unallocated
	Properties	and Other	Consolidated
	(in thousands)

Property operating revenues (a)	$ 210,007	$ -	$ 210,007
Property operating expenses (b)	(99,130)	-	(99,130)
Property net operating income from continuing operations	110,877	-	110,877

Management company income	-	5,329	5,329
Other income	-	40	40
Interest expense (c)	(34,097)	(10,535)	(44,632)
Management company expenses	-	(1,141)	(1,141)
General and administrative expenses	-	(4,651)	(4,651)
Other expense	-	(5)	(5)
Equity in earnings of unconsolidated joint ventures	751	-	751
Adjustment for depreciation and amortization - unconsolidated joint ventures	815	-	815
Adjustment for depreciation and amortization - discontinued operations	582	-	582
Adjustment for minority interest - real estate partnerships	(1,790)	-	(1,790)
Income from discontinued operations	556	-	556
Loss on non depreciable assets	(119)	-	(119)
Dividends on preferred stock	-	(4,800)	(4,800)
Dividends on convertible preferred stock	-	(1,773)	(1,773)
Funds from operations available to common stockholders	77,575	(17,536)	60,039

Depreciation and amortization	(64,655)	-	(64,655)
Depreciation and amortization - unconsolidated joint ventures	(815)	-	(815)
Depreciation and amortization - discontinued operations	(582)	-	(582)
Depreciation and amortization - minority interest - real estate partnerships	2,275	-	2,275
Gain on sale of real estate	17,765	-	17,765
Gain on sale of real estate from discontinued operations	5,083	-	5,083
Minority interest - unit holders	-	(1)	(1)
Net income (loss) available to common stockholders	$ 36,646	$ (17,537)	$ 19,109

Total assets	$ 1,506,753	$ 5,593	$ 1,512,346

Office and parking properties	$ 1,303,213	$ -	$ 1,303,213

Investment in unconsolidated joint ventures	$ 11,179	$ -	$ 11,179

Capital expenditures (d)	$ 34,160	$ -	$ 34,160

(a) Included in property operating revenues are rental revenues, customer reimbursements, parking income and other income.

(b) Included in property operating expenses are real estate taxes, insurance, contract services, repairs and maintenance and other property operating expenses.

(c)  Interest expense for office properties represents interest expense on property secured mortgage debt and interest on subsidiary redeemable preferred membership interests.  It does not include interest expense on the unsecured lines of credit, which is included in "Unallocated and Other".

(d) Capital expenditures include capitalized acquisition costs, building improvements, tenant improvements and deferred leasing costs.

	As of or for the year ended December 31, 2005
	Office	Unallocated
	Properties	and Other	Consolidated
	(in thousands)

Property operating revenues (a)	$ 188,486	$ -	$ 188,486
Property operating expenses (b)	(88,254)	-	(88,254)
Property net operating income from continuing operations	100,232	-	100,232

Management company income	-	2,997	2,997
Other income	-	255	255
Interest expense (c)	(28,326)	(7,118)	(35,444)
Management company expenses	-	(607)	(607)
General and administrative expenses	-	(4,468)	(4,468)
Other expense	-	(5)	(5)
Equity in earnings of unconsolidated joint ventures	1,496	-	1,496
Adjustment for depreciation and amortization - unconsolidated joint ventures	1,057	-	1,057
Adjustment for depreciation and amortization - discontinued operations	1,050	-	1,050
Adjustment for minority interest - real estate partnerships	(1,206)	-	(1,206)
Income from discontinued operations	2,366	-	2,366
Gain (loss) on non depreciable real estate	48	(340)	(292)
Dividends on preferred stock	-	(4,800)	(4,800)
Dividends on convertible preferred stock	-	(2,346)	(2,346)
Funds from operations available to common stockholders	76,717	(16,432)	60,285

Depreciation and amortization	(51,046)	-	(51,046)
Depreciation and amortization - unconsolidated joint ventures	(1,057)	-	(1,057)
Depreciation and amortization - discontinued operations	(1,050)	-	(1,050)
Depreciation and amortization - minority interest - real estate partnerships	1,019	-	1,019
Gain on sale of real estate	1,331	-	1,331
Gain on sale of real estate from discontinued operations	4,181	-	4,181
Minority interest - unit holders	-	(2)	(2)
Net income (loss) available to common stockholders	$ 30,095	$ (16,434)	$ 13,661

Total assets	$ 1,181,263	$ 7,079	$ 1,188,342

Office and parking properties	$ 1,040,929	$ -	$ 1,040,929

Investment in unconsolidated joint ventures	$ 12,942	$ -	$ 12,942

Capital expenditures (d)	$ 32,441	$ -	$ 32,441

(a) Included in property operating revenues are rental revenues, customer reimbursements, parking income and other income.

(b) Included in property operating expenses are real estate taxes, insurance, contract services, repairs and maintenance and other property operating expenses.

(c)  Interest expense for office properties represents interest expense on property secured mortgage debt and interest on subsidiary redeemable preferred membership interests.  It does not include interest expense on the unsecured lines of credit, which is included in "Unallocated and Other".

(d) Capital expenditures include capitalized acquisition costs, building improvements, tenant improvements and deferred leasing costs.

Note O - Selected Quarterly Financial Data (Unaudited):

       Summarized quarterly financial data for the years ended December 31, 2007 and 2006 are as follows (in thousands, except per share data):

	2007
	First	Second	Third	Fourth

Revenues (other than gains)	$ 61,871	$ 61,516	$ 61,217	$ 63,678
Expenses	(49,359)	(49,864)	(50,237)	(50,216)
Operating Income	12,512	11,652	10,980	13,462
Interest and other income	146	72	90	220
Interest expense	(13,084)	(14,052)	(13,374)	(13,589)
Equity in earnings of unconsolidated joint ventures	305	243	234	226
Gain on sale of joint venture interest and real estate	50	20,260	(3)	-
Minority interest - unit holders	-	-	(2)	-
Minority interest - real estate partnerships	471	1,016	1,088	599
Income (loss) from continuing operations	400	19,191	(987)	918
Income (loss) from discontinued operations	28	49	93	-
Net income (loss)	428	19,240	(894)	918
Dividends on preferred stock	(1,200)	(1,200)	(1,200)	(1,200)
Dividends on convertible preferred stock	-	-	-	-
Net income (loss) available to common stockholders	$ (772)	$ 18,040	$ (2,094)	$ (282)

Net income (loss) per common share:
Basic	$ (0.05)	$ 1.15	$ (0.14)	$ (0.02)
Diluted	$ (0.05)	$ 1.14	$ (0.14)	$ (0.02)
Dividends per common share	$ 0.65	$ 0.65	$ 0.65	$ 0.65
Weighted average shares outstanding:
Basic	15,616	15,672	15,507	15,138
Diluted	15,616	15,847	15,507	15,138

	2006
	First	Second	Third	Fourth

Revenues (other than gains)	$ 49,023	$ 53,312	$ 55,207	$ 57,794
Expenses	(38,677)	(38,153)	(45,353)	(47,399)
Operating Income	10,346	15,159	9,854	10,395
Interest and other income	19	7	8	6
Interest expense	(9,426)	(9,796)	(12,565)	(12,845)
Equity in earnings of unconsolidated joint ventures	410	(84)	198	227
Gain on sale of joint venture interest and real estate	-	13,465	-	4,181
Minority interest - unit holders	-	-	(1)	-
Minority interest - real estate partnerships	80	64	225	116
Income (loss) from continuing operations	1,429	18,815	(2,281)	2,080
Income (loss) from discontinued operations	312	344	130	(230)
Gain on sale of real estate from discontinued operations	-	-	211	4,872
Net income (loss)	1,741	19,159	(1,940)	6,722
Dividends on preferred stock	(1,200)	(1,200)	(1,200)	(1,200)
Dividends on convertible preferred stock	(587)	(586)	(481)	(119)
Net income (loss) available to common stockholders	$ (46)	$ 17,373	$ (3,621)	$ 5,403

Net income (loss) per common share:
Basic	$ -	$ 1.24	$ (0.25)	$ 0.36
Diluted	$ -	$ 1.20	$ (0.25)	$ 0.36
Dividends per common share	$ 0.65	$ 0.65	$ 0.65	$ 0.65
Weighted average shares outstanding:
Basic	14,049	14,036	14,236	14,895
Diluted	14,049	15,000	14,236	15,086

SCHEDULE II - VALUATIONS AND QUALIFYING ACCOUNTS

(In thousands)

	Balance	Additions		Deductions		Balance
	Beginning	Consolidation	Charged to	Written Off as	Assets Sold or	End
Description	of Period	of Entities	Cost & Expenses	Uncollectible	Joint Ventured	of Period

Allowance for Doubtful Accounts:
Year Ended:
December 31, 2007	$356	$ -	$1,024	$(376)	$ -	$1,004
December 31, 2006	450	-	494	(588)	-	356
December 31, 2005	353	210	34	(137)	(10)	450

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2007 (In thousands)
		Initial Cost to the Company		Subsequent
			Building and	Capitalized	Total
Description	Encumbrances	Land	Improvements	Costs	Real Estate
Office and Parking Properties:
Arizona
Squaw Peak Corp Center	$ 35,339	$ 5,800	$ 35,169	$ 4,413	$ 45,382
Mesa Corporate Center	-	3,353	15,243	1,049	19,645
Florida
Hillsboro Center V	10,626	1,325	12,249	2,905	16,479
Hillsboro Center I-IV	7,245	1,129	7,734	2,041	10,904
Bellsouth Building	8,027	3,477	7,839	1,417	12,733
Centurion Centre	6,373	2,951	6,253	1,200	10,404
Stein Mart Building	-	1,653	16,636	3,549	21,838
Riverplace South	-	2,316	5,412	1,838	9,566
Maitland 100	8,820	2,667	10,181	2,145	14,993
555 Winderley Place	8,340	2,100	9,698	1,382	13,180
Citrus Center	-	4,000	26,712	6,556	37,268
Wachovia Plaza	-	785	18,071	2,932	21,788
Georgia
100 Ashford Center	15,507	6,258	15,622	1,449	23,329
Peachtree Ridge	15,553	2,203	19,005	2,298	23,506
Overlook II	31,500	5,394	33,889	2,428	41,711
Waterstone	6,192	859	7,207	2,190	10,256
Meridian	-	994	9,547	2,171	12,712
Peachtree Dunwoody Pavilion	30,428	9,373	24,579	5,397	39,349
Capital City Plaza	42,196	3,625	57,218	3,241	64,084
Illinois
Chatham Centre	17,100	3,358	20,144	3,629	27,131
233 North Michigan	100,279	18,181	133,594	25,410	177,185
111 East Wacker	148,500	23,285	124,016	41,854	189,155
Mississippi
One Jackson Place	10,661	1,799	19,730	9,371	30,900
City Centre	-	1,707	19,935	10,638	32,280
111 Capitol Building	-	915	10,830	6,587	18,332
Parking at Jackson Place	-	-	4,129	921	5,050
South Carolina
Tower at 1301 Gervais	-	316	20,350	5,392	26,058
Atrium at Stoneridge	-	572	7,775	1,519	9,866
Capitol Center	18,465	973	37,234	6,354	44,561
Tennessee
Renaissance Center	16,797	4,255	29,789	2,135	36,179
Forum II & III	-	2,634	13,886	2,311	18,831
Morgan Keegan Tower	15,258	-	36,549	3,034	39,583
Falls Building	-	190	7,628	1,847	9,665
Moore Building	12,006	727	22,716	88	23,531
Toyota Garage	-	-	7,939	223	8,162
Forum I	11,731	4,737	12,485	2,118	19,340
Bank of America Plaza	18,414	1,464	28,712	8,643	38,819
Texas
1401 Enclave	28,000	5,160	36,039	2,091	43,290
One Park Ten Plaza	8,974	606	6,149	3,460	10,215
400 North Belt	2,431	419	9,655	3,647	13,721
Woodbranch	1,170	303	3,805	2,704	6,812
Sugar Grove	6,773	364	7,385	3,227	10,976
Honeywell	-	856	15,175	1,912	17,943
Schlumberger	-	1,013	11,102	3,940	16,055
One Commerce Green	20,285	489	37,103	3,786	41,378
Comerica Bank Building	14,490	1,921	21,222	3,068	26,211
550 Greens Parkway	5,225	1,006	8,014	293	9,313
1717 St. James	4,817	430	6,340	1,536	8,306
5300 Memorial Building	10,056	682	11,712	2,314	14,708
Town and Country	7,577	436	7,674	2,720	10,830
Wells Fargo	9,345	2,600	8,247	2,696	13,543

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - (Continued) DECEMBER 31, 2007 (In Thousands)
		Initial Cost to the Company		Subsequent
			Building and	Capitalized	Total
Description	Encumbrances	Land	Improvements	Costs	Real Estate
Office and Parking Properties:
Virginia
Lynnwood Plaza	-	985	8,306	2,461	11,752
Town Point Center	-	-	10,719	3,780	14,499
Greenbrier Tower I	-	584	7,503	1,798	9,885
Greenbrier Tower II	-	573	7,354	1,994	9,921
Glen Forest	-	537	8,503	1,731	10,771
Moorefield II	-	469	4,752	819	6,040
Moorefield III	-	490	5,135	1,206	6,831
Boulders Center	-	1,265	11,825	2,398	15,488
Winchester Building	-	956	10,852	2,799	14,607
Moorefield I	-	260	3,698	899	4,857
	714,500	147,779	1,163,974	239,954	1,551,707
Office Property Development:
Mississippi
The Pinnacle at Jackson Place	1	1,275	13,411	-	14,686
	1	1,275	13,411	-	14,686
Total Real Estate Owned	$ 714,501	$ 149,054	$ 1,177,385	$ 239,954	$ 1,566,393

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - (Continued) DECEMBER 31, 2007 (In thousands)
	Gross Amount at Which
	Carried at Close of Period
		Bldg. and		Accum.	Net Book Value	Year	Year	Depreciable
Description	Land	Imprv.	Total	Depr.	of Real Estate	Acquir.	Constructed	Lives (Yrs.)
Office and Parking Properties:
Arizona
Squaw Peak Corp Center	$ 5,800	$ 39,582	$ 45,382	$ 4,970	$ 40,412	2004	1999/2000	(3)
Mesa Corporate Center	3,353	16,292	19,645	1,356	18,289	2005	2000	(3)
Florida
Hillsboro Center V	1,325	15,154	16,479	4,377	12,102	1998	1985	(3)
Hillsboro Center I-IV	1,129	9,775	10,904	2,806	8,098	1998	1985	(3)
Bellsouth Building	3,477	9,256	12,733	997	11,736	2006	1996	(3)
Centurion Centre	2,951	7,453	10,404	628	9,776	2006	1993	(3)
Stein Mart Building	1,653	20,185	21,838	2,269	19,569	2005	1985	(3)
Riverplace South	2,316	7,250	9,566	1,201	8,365	2005	1981	(3)
Maitland 100	2,667	12,326	14,993	1,189	13,804	2005	1981	(3)
555 Winderley Place	2,100	11,080	13,180	1,014	12,166	2005	1985	(3)
Citrus Center	4,000	33,268	37,268	5,018	32,250	2003	1971	(3)
Wachovia Plaza	785	21,003	21,788	5,740	16,048	1998	1985	(3)
Georgia
100 Ashford Center	6,258	17,071	23,329	855	22,474	2006	1987	(3)
Peachtree Ridge	2,203	21,303	23,506	996	22,510	2006	1986	(3)
Overlook II	5,394	36,317	41,711	1,407	40,304	2006	1985	(3)
Waterstone	859	9,397	10,256	3,424	6,832	1995	1987	(3)
Meridian	994	11,718	12,712	3,745	8,967	1997	1985	(3)
Peachtree Dunwoody Pavilion	9,373	29,976	39,349	4,722	34,627	2003	1976/1980	(3)
Capital City Plaza	3,625	60,459	64,084	6,175	57,909	2004	1989	(3)
Illinois
Chatham Centre	3,358	23,773	27,131	1,510	25,621	2006	1989	(3)
233 North Michigan	18,181	159,004	177,185	21,412	155,773	2005	1972	(3)
111 East Wacker	23,285	165,870	189,155	13,691	175,464	2006	1970	(3)
Mississippi
One Jackson Place	1,799	29,101	30,900	15,393	15,507	1986	1986	(3)
City Centre	1,707	30,573	32,280	8,431	23,849	1995	(2) 1987	(3)
111 Capitol Building	915	17,417	18,332	5,705	12,627	1998	1983	(3)
Parking at Jackson Place	-	5,050	5,050	34	5,016	2007	1980	(3)
South Carolina
Tower at 1301 Gervais	316	25,742	26,058	6,851	19,207	1997	1973	(3)
Atrium at Stoneridge	572	9,294	9,866	2,537	7,329	1998	1986	(3)
Capitol Center	973	43,588	44,561	10,323	34,238	1999	1987	(3)
Tennessee
Renaissance Center	4,255	31,924	36,179	1,187	34,992	2006	2000	(3)
Forum II & III	2,634	16,197	18,831	5,171	13,660	1997	1985	(3)
Morgan Keegan Tower	-	39,583	39,583	10,864	28,719	1997	1985	(3)
Falls Building	190	9,475	9,665	2,464	7,201	1998	(2) 1982/84/90	(3)
Moore Building	727	22,804	23,531	4,578	18,953	2000	2000	(3)
Toyota Garage	-	8,162	8,162	1,614	6,548	2000	2000	(3)
Forum I	4,737	14,603	19,340	1,490	17,850	2005	1982	(3)
Bank of America Plaza	1,464	37,355	38,819	6,144	32,675	2001	1977	(3)
Texas
1401 Enclave	5,160	38,130	43,290	835	42,455	2007	1999	(3)
One Park Ten Plaza	606	9,609	10,215	4,369	5,846	1996	1982	(3)
400 North Belt	419	13,302	13,721	3,969	9,752	1996	1982	(3)
Woodbranch	303	6,509	6,812	2,622	4,190	1996	1982	(3)
Sugar Grove	364	10,612	10,976	3,664	7,312	1997	1982	(3)
Honeywell	856	17,087	17,943	4,537	13,406	1997	1983	(3)
Schlumberger	1,013	15,042	16,055	4,606	11,449	1998	1983	(3)
One Commerce Green	489	40,889	41,378	11,869	29,509	1998	1983	(3)
Comerica Bank Building	1,921	24,290	26,211	6,659	19,552	1998	1983	(3)
550 Greens Parkway	1,006	8,307	9,313	1,409	7,904	2001	1999	(3)
1717 St. James	430	7,876	8,306	1,349	6,957	2002	1975/94	(3)
5300 Memorial Building	682	14,026	14,708	2,591	12,117	2002	1982	(3)
Town and Country	436	10,394	10,830	2,034	8,796	2002	1982	(3)
Wells Fargo	2,600	10,943	13,543	1,659	11,884	2003	1978	(3)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - (Continued) DECEMBER 31, 2007 (In thousands)
	Gross Amount at Which
	Carried at Close of Period
		Bldg. and		Accum.	Net Book Value	Year	Year	Depreciable
Description	Land	Imprv.	Total	Depr.	of Real Estate	Acquir.	Constructed	Lives (Yrs.)
Office and Parking Properties:
Virginia
Lynnwood Plaza	985	10,767	11,752	3,329	8,423	1998	1986	(3)
Town Point Center	-	14,499	14,499	4,012	10,487	1998	1987	(3)
Greenbrier Tower I	584	9,301	9,885	2,715	7,170	1997	1985/87	(3)
Greenbrier Tower II	573	9,348	9,921	2,779	7,142	1997	1985/87	(3)
Glen Forest	537	10,234	10,771	2,966	7,805	1998	1985	(3)
Moorefield II	469	5,571	6,040	1,420	4,620	1998	1985	(3)
Moorefield III	490	6,341	6,831	1,778	5,053	1998	1985	(3)
Boulders Center	1,265	14,223	15,488	3,490	11,998	1998	1986	(3)
Winchester Building	956	13,651	14,607	3,634	10,973	1998	1987	(3)
Moorefield I	260	4,597	4,857	1,208	3,649	1999	1984	(3)
	147,779	1,403,928	1,551,707	251,791	1,299,916
Office Property Development:
Mississippi
The Pinnacle at Jackson Place	1,275	13,411	14,686	-	14,686	-	In Process	(3)
	1,275	13,411	14,686	-	14,686
Total Real Estate Owned	$149,054	$1,417,339	$1,566,393	$ 251,791	$ 1,314,602

(1)   The aggregate cost for federal income tax purposes was approximately $1.6 billion.

(2)   The dates of major renovations.

(3)   Depreciation of buildings and improvements is calculated over lives ranging from the life of the lease to 40 years.

NOTE TO SCHEDULE III

As of December 31, 2007 and 2006

(In thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

	December 31
	2007	2006
Real Estate:
Office and Parking Properties:
Balance at beginning of year	$1,512,104	$1,220,565
Additions:
Acquisitions and improvements	91,261	360,113
Office property development	14,686	-
Cost of real estate sold or disposed	(51,658)	(68,574)
Balance at close of year	$1,566,393	$1,512,104

Accumulated Depreciation:
Balance at beginning of year	$ 208,891	$ 179,636
Depreciation expense	58,954	46,851
Depreciation expense - discontinued operations	-	545
Real estate sold or disposed	(16,054)	(18,141)
Balance at close of year	$ 251,791	$ 208,891

SCHEDULE IV - MORTGAGE LOAN ON REAL ESTATE
DECEMBER 31, 2007
(In Thousands)
Principal
Amount of
		Final	Periodic		Face	Carrying	Loan Subject to
	Interest	Maturity	Payment	Prior	Amount of	Amount of	Delinquent Principal
Description	Rate	Date	Term	Liens	Mortgage	Mortgage (3)	and Interest
2100 Ross Avenue (1)	6.065%	May 2012	Interest only (2)	None	$ 10,000	$ 7,001	$ -

(1) This is a B participation piece of first mortgage secured by an 844,000 square foot office building in Dallas, Texas.
(2) The note requires interest only payments until maturity, at which time a principal payment of $10 million will be due.
(3) The cost for federal tax purposes is approximately $7.0 million.
NOTE TO SCHEDULE IV As of December 31, 2007 (In Thousands)

Balance at December 31, 2006	$-
Additions:
New mortgage loans	6,930
Amortization of discount	71
Balance at December 31, 2007	$7,001

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

       None.

Item 9A.  Controls and Procedures.

       The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Parkway's disclosure controls and procedures as of December 31, 2007.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that Parkway's disclosure controls and procedures were effective as of December 31, 2007.  There were no changes in the Company's internal control over financial reporting during the fourth quarter of 2007 that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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

 Management's Report on Internal Control Over Financial Reporting

       The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on our assessment we have concluded that, as of December 31, 2007, the Company's internal control over financial reporting is effective based on those criteria.  Our independent registered public accounting firm, Ernst & Young LLP, have provided an attestation report on the Company's internal control over financial reporting as of December 31, 2007.

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors

Parkway Properties, Inc.

 We have audited Parkway Properties Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Parkway Properties, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Parkway Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of Parkway Properties, Inc. and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

February 27, 2008

Item 9B.  Other Information.

       None.

 PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

      The information regarding directors is incorporated herein by reference from the section entitled "Proposal One: Election of Director  − Nominees" in the Company's definitive Proxy Statement ("2008 Proxy Statement") to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the Company's Annual Meeting of Stockholders to be held on May 8, 2008.  The 2008 Proxy Statement will be filed within 120 days after the end of the Company's fiscal year ended December 31, 2007.

      The information regarding executive officers is incorporated herein by reference from the section entitled "Proposal 1: Election of Directors − Executive Officers" in the Company's 2008 Proxy Statement.

      The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the section entitled "Proposal 1: Election of Directors − Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2008 Proxy Statement.

      Information regarding the Company's code of business conduct and ethics found in the subsection captioned "Available Information" in Item 1 of Part I hereof is also incorporated herein by reference into this Item 10.

      The information regarding the Company's audit committee, its members and the audit committee financial experts is incorporated by reference herein from the second paragraph in the section entitled "Proposal 1: Election of Directors − Board Committees and Meetings; Director Education" in the Company's 2008 Proxy Statement.

Item 11.  Executive Compensation.

      The information included under the following captions in the Company's 2008 Proxy Statement is incorporated herein by reference: "Proposal 1: Election of Directors − Compensation Discussion and Analysis, − Summary Compensation Table, − 2007 Grants of Plan-Based Awards, − Outstanding Equity Awards at 2007 Fiscal Year-End, − 2007 Option Exercises and Stock Vested, − Potential Payments upon Change in Control, − Compensation of Directors and − Compensation Committee Interlocks."  The information included under the heading "Proposal 1: Election of Directors − Compensation Committee Report" in the Company's 2008 Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the sections entitled "Security Ownership of Certain Beneficial Owners," "Proposal 1: Election of Directors − Security Ownership of Management and Directors" in the Company's 2008 Proxy Statement.

Equity Compensation Plans

      The following table sets forth the securities authorized for issuance under Parkway's equity compensation plans as of December 31, 2007:

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a)
Equity compensation plans
approved by security
holders	187,250	$28.75	329,738

Equity compensation plans
not approved by security
holders	-	-	-

Total	187,250	$28.75	329,738

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

       The information regarding transactions with related persons and director independence is incorporated herein by reference from the sections entitled "Independence" and "Certain Transactions and Relationships" in the Company's 2008 Proxy Statement.

 Item 14.  Principal Accounting Fees and Services.

        The information regarding principal auditor fees and services is incorporated herein by reference from the section entitled "Proposal 2: Ratification of Independent Accountants" in the Company's 2008 Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)   1            Consolidated Financial Statements

                      Report of Independent Registered Public Accounting Firm

                      Consolidated Balance Sheets-as of December 31, 2007 and 2006

                      Consolidated Statements of Income-for the years ended December 31, 2007, 2006 and 2005

                      Consolidated Statements of Stockholders' Equity-for the years ended December 31, 2007, 2006 and 2005

                      Consolidated Statements of Cash Flows-for the years ended December 31, 2007, 2006 and 2005

                      Notes to Consolidated Financial Statements

2            Consolidated Financial Statement Schedules

Schedule II - Valuations and Qualifying Accounts

                      Schedule III - Real Estate and Accumulated Depreciation

                      Note to Schedule III

                      Schedule IV - Mortgage Loan on Real Estate

                      Note to Schedule IV

                  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3            Form 10-K Exhibits required by Item 601 of Regulation S-K:

                      Exhibit

        No.        Description

        3.1         Articles of Incorporation, as amended, of the Company (incorporated by reference to Exhibit B to the Company's proxy material for its July 18, 1996 Annual Meeting).

        3.2         Bylaws, as amended, of the Company (incorporated by reference to Exhibit 3.2 to the Company's Form 10-K for the year ended December 31, 2006).

        3.3         Amendment to Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on July 13, 2007).

        3.4         Articles Supplementary creating the Company's Series D Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4 to the Company's Form 8-A filed May 29, 2003).

        10          Material Contracts (*Denotes management contract or compensatory plan or arrangement):

        10.1*     Form of Change-in-Control Agreement that Company has entered into with Leland R. Speed, Steven G. Rogers, William R. Flatt, James M. Ingram, Thomas C. Maloney and G. Mitchel Mattingly (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K for the year ended December 31, 2004).

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

        10.5*     Parkway Properties, Inc. 2001 Non-employee Directors Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.5 to the Company's Form 10-K for the year ended December 31, 2006).

        10.6*     Parkway Properties, Inc. 2003 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.6 to the Company's Form 10-K for the year ended December 31, 2006).

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

        10.14     First Amendment to Limited Partnership Agreement of Parkway Properties Office Fund, L. P. by and among, PKY Fund, LLC, Parkway Properties LP and PERS Holding Company Limited, L.L.C. (filed hereweith).

        10.15     Second Amendment to Limited Partnership Agreement of Parkway Properties Office Fund, L. P. by and among, PKY Fund, LLC, Parkway Properties LP and PERS Holding Company Limited, L.L.C. (filed hereweith).

        10.16*   Performance measures for the Company's 2008 cash bonus awards for executive officers of the Company (a written description thereof is set forth in Item 5.02 of the Company's Form 8-K filed January 16, 2008).

        10.17     First Amended and Restated Credit Agreement by and among Parkway Properties LP, a Delaware limited partnership; Wachovia Bank, National Association, as Agent; PNC Bank, National Association, as Syndication Agent; Bank of America, N.A., JPMorgan Chase Bank, N.A., and Wells Fargo Bank, National Association, as Co-Documentation Agents and the Lenders dated April 27, 2006 (incorporated by reference to Exhibit 10 to the Company's Form 8-K filed April 28, 2006).

        10.18    First Amendment to Credit Agreement among Parkway Properties, LP as Borrower; 111 Capitol Building Limited Partnership, Parkway Jackson, LLC, Parkway Lamar LLC, Parkway Properties, Inc. and Parkway Properties General Partners, Inc. collectively as Guarantors; Wachovia Bank, National Association as Agent; Wachovia Capital Markets, LLC as Sole Lead Arranger and Sole Book Runner; and the Lenders dated as of December 19, 2006  (incorporated by reference to Exhibit 10 to the Company's Form 8-K filed December 20, 2006).

        10.19    Second Amendment to Credit Agreement among Parkway Properties, LP as Borrower; 111 Capitol Building Limited Partnership, Parkway Jackson, LLC, Parkway Lamar LLC, Parkway Properties, Inc. and Parkway Properties General Partners, Inc. collectively as Guarantors; Wachovia Bank, National Association as Agent; Wachovia Capital Markets, LLC as Sole Lead Arranger and Sole Book Runner; and the Lenders identified therein dated as of May 31, 2007 (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on May 31, 2007).

        10.20*  Parkway Properties, Inc. 2006 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed August 24, 2006).

        10.21    Real Estate Sales Agreement between Lincoln-Carlyle Illinois Center LLC and Parkway Properties LP (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed July 14, 2006).

        10.22     First Amendment to Real Estate Sales Agreement between Lincoln-Carlyle Illinois Center LLC and Parkway Properties LP (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed July 14, 2006).

        10.23    Second Amendment to Real Estate Sales Agreement between Lincoln-Carlyle Illinois Center LLC and Parkway Properties LP (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed July 14, 2006).

        10.24    Mortgage, Security Agreement, Assignment of Rents and Fixture Filing by 111 East Wacker LLC to Wachovia Bank, National Association (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed July 14, 2006).

        10.25    Promissory Note by 111 East Wacker LLC to Wachovia Bank, National Association (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed July 14, 2006).

        10.26*   Adoption Agreement for the Executive Nonqualifed Excess Plan (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K for the year ended December 31, 2006).

        10.27*   Appendix to Adoption Agreement for Parkway Properties, Inc Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.26 to the Company's Form 10-K for the year ended December 31, 2006).

        10.28*   Amendment to Change-in-Control Agreement that the Company has entered into with the individuals listed in Exhibits 10.1 and 10.2 above (incorporated by reference to Exhibit 10.27 to the Company's Form 10-K for the year ended December 31, 2006).

        10.29*   Form of Incentive Restricted Share Agreement for Performance-Based Awards (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 29, 2006).

        10.30*   Form of Incentive Restricted Share Agreement for Time-Based Awards (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed June 29, 2006).

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
February 28, 2008

/s/ Mandy M. Pope
Mandy M. Pope
Chief Financial Officer
February 28, 2008

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Daniel P. Friedman	/s/ Michael J. Lipsey
Daniel P. Friedman, Director	Michael J. Lipsey, Director
February 28, 2008	February 28, 2008

/s/ Roger P. Friou	/s/ Steven G. Rogers
Roger P. Friou, Director	Steven G. Rogers
February 28, 2008	President, Chief Executive Officer and Director
February 28, 2008

/s/ Martin L. Garcia
Martin L. Garcia, Director	/s/ Leland R. Speed
February 28, 2008	Leland R. Speed
Chairman of the Board and Director
February 28, 2008
/s/ Matthew W. Kaplan
Matthew W. Kaplan, Director
February 28, 2008	/s/ Troy A. Stovall
Troy A. Stovall, Director
February 28, 2008

/s/ Lenore M. Sullivan
Lenore M. Sullivan, Director
February 28, 2008