Form 10-Q
period 2008-03-31
PARKWAY PROPERTIES INC
filed 2008-05-09
CIK 729237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_____________________________________________

FORM 10-Q

                                        ☒                Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2008
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

Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

        15,277,867 shares of Common Stock, $.001 par value, were outstanding as of May 1, 2008.

PARKWAY PROPERTIES, INC.

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED MARCH 31, 2008

Part I. Financial Information

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31	December 31
	2008	2007
	(Unaudited)
Assets
Real estate related investments:
Office and parking properties	$1,761,915	$1,552,982
Office property development	19,160	13,411
Accumulated depreciation	(267,112)	(251,791)
	1,513,963	1,314,602

Land available for sale	1,467	1,467
Mortgage loan	7,124	7,001
Investment in unconsolidated joint ventures	11,112	11,236
	1,533,666	1,334,306

Rents receivable and other assets	113,496	119,457
Intangible assets, net	96,550	70,719
Cash and cash equivalents	14,906	11,312
	$1,758,618	$1,535,794
Liabilities
Notes payable to banks	$257,663	$212,349
Mortgage notes payable	855,664	714,501
Accounts payable and other liabilities	80,597	88,496
	1,193,924	1,015,346
Minority Interest
Minority Interest - unit holders	34	34
Minority Interest - real estate partnerships	137,935	80,506
	137,969	80,540
Stockholders' Equity
8.00% Series D Preferred stock, $.001 par value,
2,400,000 shares authorized, issued and outstanding	57,976	57,976
Common stock, $.001 par value, 67,600,000 shares authorized,
15,276,367 and 15,223,350 shares issued and outstanding
in 2008 and 2007, respectively	15	15
Common stock held in trust, at cost, 84,000 and 104,500
shares in 2008 and 2007, respectively	(2,845)	(3,540)
Additional paid-in capital	426,142	425,221
Accumulated other comprehensive loss	(1,465)	(358)
Accumulated deficit	(53,098)	(39,406)
	426,725	439,908
	$1,758,618	$1,535,794

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended
	March 31
	2008	2007
	(Unaudited)
Revenues
Income from office and parking properties	$66,022	$61,538
Management company income	497	333
Total revenues	66,519	61,871

Expenses
Property operating expense	31,753	28,234
Depreciation and amortization	22,168	19,211
Operating expense for other real estate properties	1	1
Management company expenses	489	268
General and administrative	2,295	1,645
Total expenses	56,706	49,359

Operating income	9,813	12,512

Other income and expenses
Interest and other income	368	146
Equity in earnings of unconsolidated joint ventures	258	305
Gain on sale of real estate and other assets	-	50
Interest expense	(15,521)	(13,084)

Loss before minority interest and discontinued operations	(5,082)	(71)
Minority interest - real estate partnerships	2,487	471

Income (loss) from continuing operations	(2,595)	400

Discontinued operations:
Income from discontinued operations	-	28
Net income (loss)	(2,595)	428
Change in market value of interest rate swaps	(1,107)	(233)
Change in unrealized loss on equity securities	-	(4)
Comprehensive income (loss)	$(3,702)	$191

Net income (loss) available to common stockholders:
Net income (loss)	$(2,595)	$428
Dividends on preferred stock	(1,200)	(1,200)
Net loss available to common stockholders	$(3,795)	$(772)

Net loss per common share:
Basic:
Loss from continuing operations	$(0.25)	$(0.05)
Discontinued operations	-	-
Net loss	$(0.25)	$(0.05)

Diluted:
Loss from continuing operations	$(0.25)	$(0.05)
Discontinued operations	-	-
Net loss	$(0.25)	$(0.05)

Dividends per common share	$0.65	$0.65

Weighted average shares outstanding:
Basic	15,003	15,616
Diluted	15,003	15,616

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Three Months Ended
	March 31
	2008	2007
	(Unaudited)

8.00% Series D Preferred stock, $.001 par value
Balance at beginning of period	$ 57,976	$ 57,976
Balance at end of period	57,976	57,976

Common stock, $.001 par value
Balance at beginning of period	15	16
Balance at end of period	15	16

Common stock held in trust
Balance at beginning of period	(3,540)	(3,894)
Shares distributed from deferred compensation plan	695	135
Balance at end of period	(2,845)	(3,759)

Additional paid-in capital
Balance at beginning of period	425,221	449,141
Stock options exercised	467	2,610
Shares issued - DRIP plan	-	289
Issuance costs - stock offering	-	(11)
Share based compensation expense	454	353
Balance at end of period	426,142	452,382

Accumulated other comprehensive income (loss)
Balance at beginning of period	(358)	828
Change in unrealized loss on equity securities	-	(4)
Change in market value of interest rate swaps	(1,107)	(233)
Balance at end of period	(1,465)	591

Accumulated deficit
Balance at beginning of period	(39,406)	(13,761)
Net income (loss)	(2,595)	428
Preferred stock dividends declared	(1,200)	(1,200)
Common stock dividends declared	(9,897)	(10,296)
Balance at end of period	(53,098)	(24,829)

Total stockholders' equity	$426,725	$482,377

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31
	2008	2007
	(Unaudited)
Operating activities
Net income (loss)	$(2,595)	$428
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	22,168	19,211
Amortization of above market leases	57	352
Amortization of loan costs	446	293
Amortization of mortgage loan discount	(123)	-
Share based compensation expense	454	353
Operating distributions from unconsolidated joint ventures	382	405
Loss allocated to minority interests	(2,487)	(471)
Gain on sale of real estate	-	(50)
Equity in earnings of unconsolidated joint ventures	(258)	(305)
Increase in deferred leasing costs	(3,056)	(836)
Changes in operating assets and liabilities:
Decrease in receivables and other assets	10,403	2,226
Decrease in accounts payable and other liabilities	(12,582)	(7,374)

Cash provided by operating activities	12,809	14,232

Investing activities
Purchases of real estate related investments	(231,476)	(2,119)
Real estate development	(5,733)	-
Improvements to real estate related investments	(6,610)	(5,528)

Cash used in investing activities	(243,819)	(7,647)

Financing activities
Principal payments on mortgage notes payable	(7,248)	(22,069)
Proceeds from long-term financing	148,411	31,500
Proceeds from bank borrowings	88,744	46,910
Payments on bank borrowings	(43,430)	(27,421)
Debt financing costs	(1,236)	(293)
Stock options exercised	467	2,610
Dividends paid on common stock	(9,819)	(10,219)
Dividends paid on preferred stock	(1,200)	(1,200)
Contributions from minority interest partners	60,501	1,313
Distributions to minority interest partners	(586)	(24,164)
Proceeds from DRIP plan	-	289
Issuance costs from stock offering	-	(11)

Cash provided by (used in) financing activities	234,604	(2,755)

Change in cash and cash equivalents	3,594	3,830

Cash and cash equivalents at beginning of period	11,312	4,474

Cash and cash equivalents at end of period	$14,906	$8,304

See notes to consolidated financial statements.

Parkway Properties, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2008

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

                The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

                The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  All such adjustments are of a normal recurring nature.  Operating results for the three months ended Mach 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.  The financial statements should be read in conjunction with the annual report and the notes thereto.

                The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

                In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" (SFAS No. 141R), which revised the previously issued SFAS No. 141 (SFAS No. 141).  SFAS No. 141R retains the fundamental requirements of SFAS No. 141, but expands the scope to include all transactions and other events in which one entity obtains control over one or more other businesses.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  SFAS No. 141R requires that the acquisition related transaction costs be expensed as incurred.  SFAS No. 141R also includes new disclosure requirements. The Company is currently evaluating the impact of SFAS No. 141R on the Company's consolidated financial statements.

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

(2)           Net Loss Per Common Share

                Basic earnings per share ("EPS") are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  In arriving at income available to common stockholders, preferred stock dividends are deducted.  Diluted EPS reflects the potential dilution that could occur if share equivalents such as employee stock options, restricted shares and deferred incentive share units were exercised or converted into common stock that then shared in the earnings of Parkway.

The computation of diluted EPS is as follows (in thousands, except per share data):

	Three Months Ended
	March 31
	2008	2007
Numerator:
Basic and diluted net loss
available to common stockholders	$ (3,795)	$ (772)

Denominator:
Basic weighted average shares	15,003	15,616
Dilutive weighted average shares	15,003	15,616
Diluted earnings per share	$ (0.25)	$ (0.05)

                The computation of diluted EPS for the three months ended March 31, 2008 and 2007 did not include the effect of share equivalents because their inclusion would have been anti-dilutive.

(3)           Supplemental Cash Flow Information and Schedule of Non-Cash Investing and Financing Activity

                The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

	Three Months Ended
	March 31
	2008	2007
	(in thousands)

Supplemental cash flow information:
Cash paid for interest	$14,756	$12,419
Income taxes paid (refunded)	(9)	29
Supplemental schedule of non-cash investing and financing activity:
None	-	-

(4)                 Acquisitions

                On January 18, 2008, the discretionary fund with Ohio PERS (the "Fund"), of which Parkway owns 25%, purchased Gateway Center, a 228,000 square foot office property in the central business district of Orlando, Florida for a purchase price of $55.0 million.  The Fund expects to spend an additional $2.8 million for closing costs, building improvements, leasing costs and tenant improvements during the first two years of ownership.  The purchase was funded with a $33.0 million first mortgage placement by the Fund and with equity contributions from the partners.

                On January 31, 2008, the Company purchased Desert Ridge Corporate Center, a 293,000 square foot office project in Phoenix, Arizona for a purchase price of $81.6 million on behalf of the Fund.  An additional $2.3 million is expected to be spent for closing costs, building improvements, leasing costs and tenant improvements during the first two years of ownership.  The purchase was funded with a $49.2 million first mortgage placement and with equity contributions from the partners.  Due to the Fund's $80.0 million limit on a single investment, Parkway's effective ownership interest in this asset is 26.5%.

\

                On February 15, 2008, the Company purchased Citicorp Plaza, a 600,000 square foot office project in Chicago, Illinois for a purchase price of $100.0 million on behalf of the Fund.  An additional $9.2 million is expected to be spent for closing costs, building improvements, leasing costs and tenant improvements during the first two years of ownership.  The purchase was funded with a $60.0 million first mortgage placement and with equity contributions from the partners.  Due to the Fund's $80.0 million limit on a single investment, Parkway's effective ownership interest in this asset is 40%.

                The amount of purchase price allocated to intangible assets and (liabilities) and weighted average amortization period (in years) for each class of asset or liability for Gateway Center, Desert Ridge Corporate Center and Citicorp Plaza is as follows (in thousands, except weighted average life):

		Weighted
	Amount	Average Life
Lease in place value	$17,518	4
Above market leases	4,096	4
Below market leases	(1,445)	6

(5)           Office Property Development

                As of March 31, 2008, the Company had incurred $19.2 million in total development costs for the construction of The Pinnacle at Jackson Place, which is a 194,000 square foot Class A+ office building development adjacent to the Company's headquarters building in Jackson, Mississippi.  The estimated cost of the development is $48.5 million with expected completion in the fall of 2008.  The Company has received commitments to lease approximately 70% of the new office space from four major customers.  Parkway is considering a joint venture structure for the development whereby Parkway will retain an ownership interest of approximately 20%.  The development is designed to utilize benefits available under the Gulf Opportunity Zone Act for new developments in areas affected by Hurricane Katrina.

(6)           Mortgage Loan

                On November 7, 2007, the Company purchased the B participation piece (the "B piece") of a first mortgage secured by an 844,000 square foot office building in Dallas, Texas known as 2100 Ross for $6.9 million.  The B piece was originated by Wachovia Bank, N.A. and has a face value of $10 million and a stated coupon rate of 6.065%.  Upon maturity in May 2012, the Company will receive a principal payment of $10 million, which produces a yield to maturity of 15.6%.  The balance of the mortgage loan was $7.1 million as of March 31, 2008.

(7)           Investment in Unconsolidated Joint Ventures

In addition to the 63 office and parking properties included in the consolidated financial statements, the Company is also invested in four unconsolidated joint ventures with unrelated investors.  These investments are accounted for using the equity method of accounting, as Parkway does not control any of these joint ventures.  Accordingly, the assets and liabilities of the joint ventures are not included on Parkway's consolidated balance sheets as of March 31, 2008 and December 31, 2007.  Information relating to these unconsolidated joint ventures is detailed below (in thousands).

			Parkway's		Percentage
			Ownership	Square	Leased
Joint Venture Entity	Property Name	Location	Interest	Feet	As of 04/01/08

Wink-Parkway Partnership	Wink Building	New Orleans, LA	50.0%	32	100.0%
Parkway Joint Venture, LLC ("Jackson JV")	UBS Building/River Oaks	Jackson, MS	20.0%	167	83.9%
RubiconPark I, LLC ("Rubicon JV")	Lakewood/Falls Pointe	Atlanta, GA	20.0%	552	97.9%
	Carmel Crossing	Charlotte, NC
RubiconPark II, LLC ("Maitland JV")	Maitland 200	Orlando, FL	20.0%	204	99.0%
				955	95.7%

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

                Balance sheet information for the unconsolidated joint ventures is summarized below as of March 31, 2008 and December 31, 2007 (in thousands):

Balance Sheet Information
	March 31, 2008
	Wink	Jackson	Rubicon	Maitland	Combined
	Building	JV	JV	JV	Total
Unconsolidated Joint Ventures (at 100%):
Real Estate, Net	$1,185	$15,895	$66,480	$29,166	$112,726
Other Assets	326	990	7,303	1,058	9,677
Total Assets	$1,511	$16,885	$73,783	$30,224	$122,403

Mortgage Debt (a)	$149	$12,600	$52,000	$18,503	$83,252
Other Liabilities	26	386	1,282	639	2,333
Partners' and Shareholders' Equity	1,336	3,899	20,501	11,082	36,818
Total Liabilities & Partners'/Shareholders' Equity	$1,511	$16,885	$73,783	$30,224	$122,403

Parkway's Share of Unconsolidated
Joint Ventures
Real Estate, Net	$593	$3,179	$13,296	$5,833	$22,901
Mortgage Debt	$75	$2,520	$7,200	$-	$9,795
Investment in Joint Ventures	$668	$(264)	$5,477	$5,231	$11,112

	December 31, 2007
	Wink	Jackson	Rubicon	Maitland	Combined
	Building	JV	JV	JV	Total
Unconsolidated Joint Ventures (at 100%):
Real Estate, Net	$1,191	$15,945	$66,914	$29,341	$113,391
Other Assets	282	1,444	7,117	1,109	9,952
Total Assets	$1,473	$17,389	$74,031	$30,450	$123,343

Mortgage Debt (a)	$176	$12,600	$52,000	$18,617	$83,393
Other Liabilities	23	728	1,580	686	3,017
Partners' and Shareholders' Equity	1,274	4,061	20,451	11,147	36,933
Total Liabilities & Partners'/Shareholders' Equity	$1,473	$17,389	$74,031	$30,450	$123,343

Parkway's Share of Unconsolidated
Joint Ventures
Real Estate, Net	$595	$3,189	$13,383	$5,868	$23,035
Mortgage Debt	$88	$2,520	$7,200	$-	$9,808
Investment in Joint Ventures	$637	$(244)	$5,433	$5,410	$11,236

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

				Parkway's	Monthly	Loan	Loan
	Type of	Interest		Share of	Debt	Balance	Balance
Joint Venture	Debt Service	Rate	Maturity	Debt	Service	03/31/08	12/31/07

Wink-Parkway Partnership	Amortizing	8.625%	07/01/09	50.00%	$ 5	$ 75	$ 88
Maitland JV	Amortizing	4.390%	06/01/11	0.00%	-	-	-
Rubicon JV	Interest Only	4.865%	01/01/12	13.85%	30	7,200	7,200
Jackson JV	Interest Only	5.840%	07/01/15	20.00%	12	2,520	2,520
					$ 47	$ 9,795	$ 9,808

Weighted average interest rate at end of period						5.145%	5.149%

The following table presents Parkway's proportionate share of principal payments due for mortgage debt in unconsolidated joint ventures as of March 31, 2008 (in thousands):

	Wink	Jackson	Rubicon	Maitland
	Partnership	JV	JV	JV	Total
2008 (Remaining nine months)	$41	$-	$-	$-	$41
2009	34	12	100	-	146
2010	-	33	114	-	147
2011	-	35	119	-	154
2012	-	37	6,867	-	6,904
2013	-	39	-	-	39
Thereafter	-	2,364	-	-	2,364
	$75	$2,520	$7,200	$-	$9,795

                Income statement information for the unconsolidated joint ventures is summarized below for the three months ending March 31, 2008 and 2007 (in thousands):

Results of Operations
	Three Months Ended March 31, 2008
	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	JV	Building	JV	JV	JV	Total

Unconsolidated Joint Ventures (100%):
Revenues	$-	$95	$634	$2,555	$1,152	$4,436
Operating Expenses	-	(26)	(340)	(977)	(388)	(1,731)
Net Operating Income	-	69	294	1,578	764	2,705
Interest Expense	-	-	(184)	(640)	(203)	(1,027)
Loan Cost Amortization	-	(1)	(1)	(16)	(3)	(21)
Depreciation and Amortization	-	(6)	(143)	(511)	(210)	(870)
Net Income (Loss)	$-	$62	$(34)	$411	$348	$787

Parkway's Share of Unconsolidated
Joint Ventures:
Net Income (Loss)	$-	$31	$(7)	$123	$111	$258
Depreciation and Amortization	$-	$3	$29	$102	$42	$176
Property Management Fees	$-	$-	$69	$90	$55	$214

Interest Expense	$-	$-	$37	$88	$-	$125
Loan Cost Amortization	$-	$1	$-	$2	$-	$3

Other Supplemental Information:
Distributions from Unconsolidated JVs	$-	$-	$13	$79	$290	$382
Results of Operations
	Three Months Ended March 31, 2007
	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	JV	Building	JV	JV	JV	Total

Unconsolidated Joint Ventures (100%):
Revenues	$-	$114	$680	$2,584	$1,112	$4,490
Operating Expenses	(25)	(16)	(342)	(881)	(381)	(1,645)
Net Operating Income (Loss)	(25)	98	338	1,703	731	2,845
Interest Expense	-	(6)	(184)	(632)	(208)	(1,030)
Loan Cost Amortization	-	(1)	(1)	(16)	(3)	(21)
Depreciation and Amortization	-	(6)	(140)	(491)	(157)	(794)
Income (Loss) Before Gain on Sale of Real Estate	(25)	85	13	564	363	1,000
Gain on Sale of Real Estate	166	-	-	-	-	166
Net Income	$141	$85	$13	$564	$363	$1,166

Parkway's Share of Unconsolidated
Joint Ventures:
Income (Loss) Before Gain on Sale of Real Estate	$(8)	$43	$3	$152	$115	$305
Gain on Sale of Real Estate	50	-	-	-	-	50
Net Income	$42	$43	$3	$152	$115	$355
Depreciation and Amortization	$-	$3	$28	$98	$32	$161
Property Management Fees	$-	$-	$58	$70	$34	$162

Interest Expense	$-	$3	$37	$87	$-	$127
Loan Cost Amortization	$-	$1	$-	$2	$-	$3

Other Supplemental Information:
Distributions from Unconsolidated JVs	$-	$-	$23	$278	$104	$405

(8)           Capital and Financing Transactions

                As of March 31, 2008, the Company had a total of $257.7 million outstanding under bank lines of credit and was in compliance with all loan covenants under the credit facility.  The Company's bank lines of credit allow Parkway to borrow up to a combined $311.0 million.  Based on the loan covenants, the Company had $25.4 million in additional capacity available on bank lines of credit as of March 31, 2008, and approximately $44.0 million in additional capacity at May 2, 2008, based on the $60.0 million mortgage refinance as discussed in Note 12 - Subsequent Events.

                In connection with the Fund investments during the first quarter of 2008 discussed in Note 4 - Acquisitions, total non-recourse first mortgage debt was placed in the amount of $142.2 million at a weighted average interest rate of 5.7%.  The portion of mortgage debt attributable to the Fund was $129.2 million, and $13.0 million was attributable to Parkway.  The mortgages are secured by the respective properties, have one to three year interest only periods and mature in 2016.

                On August 3, 2007, the Board of Directors authorized the repurchase of up to 1.7 million shares of Parkway's outstanding common stock through July 30, 2008.  The shares may be purchased in the open market or in privately negotiated transactions, and at times and in amounts that the Company deems appropriate.  In 2007, the Company had purchased approximately 687,000 shares for $29.1 million, which equates to an average price of $42.36 per share.  No shares were purchased under this authorization during the quarter ended March 31, 2008.

                On February 1, 2008, the Company paid off two mortgage notes payable secured by the 400 North Belt and Woodbranch buildings in Houston, Texas with a total principal balance of $3.5 million with advances under bank lines of credit.  The mortgages had an interest rate of 8.25% and were scheduled to mature on August 1, 2011.  The Company recognized a total of $401,000 in expense associated with the prepayment of these mortgages.

(9)   Minority Interest - Real Estate Partnerships

The Company has an interest in two joint ventures that are included in its consolidated financial statements. Information relating to these consolidated joint ventures is detailed below.

		Parkway's	Square Feet
Joint Venture Entity and Property Name	Location	Ownership %	(In thousands)
Parkway Moore, LLC/ Moore Building Associates, LP
Toyota Center	Memphis, TN	75.025%	175

Parkway Properties Office Fund, LP
Desert Ridge I, II and Shops	Phoenix, AZ	26.500%	293
Maitland 100	Orlando, FL	25.000%	128
555 Winderley	Orlando, FL	25.000%	102
Gateway Center	Orlando, FL	25.000%	228
BellSouth Building	Jacksonville, FL	25.000%	92
Centurion Centre	Jacksonville, FL	25.000%	87
100 Ashford Center	Atlanta, GA	25.000%	155
Peachtree Ridge	Atlanta, GA	25.000%	159
Overlook II	Atlanta, GA	25.000%	261
Citicorp Plaza	Chicago, IL	40.000%	600
Chatham Centre	Schaumburg, IL	25.000%	206
Renaissance Center	Memphis, TN	25.000%	190
1401 Enclave Parkway	Houston, TX	25.000%	209
Total Parkway Properties Office Fund, LP			2,710

Total Consolidated Joint Ventures			2,885

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

Parkway serves as the general partner of Parkway Properties Office Fund, LP (the "Fund") and provides asset management, property management, leasing and construction management services to the Fund, for which it is paid market-based fees.  Cash distributions from the Fund are made to each joint venture partner based on their percentage of ownership in the Fund.  Since Parkway is the sole general partner and has the authority to make major decisions on behalf of the Fund, Parkway is considered to have a controlling interest.  Accordingly, Parkway is required to include the Fund in its consolidated financial statements.  As of February 15, 2008, the Fund was fully invested.

Minority interest in real estate partnerships represents the other partners' proportionate share of equity in the partnerships discussed above at March 31, 2008.  Income is allocated to minority interest based on the weighted average percentage ownership during the year.

(10)         Share Based Compensation

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

                Compensation expense, including estimated forfeitures, is recognized over the expected vesting period, which is four to seven years from grant date for restricted shares subject to service conditions and four years from grant date for deferred incentive share units.  Certain restricted shares have been granted to officers of the Company where vesting is contingent upon achieving the cumulative goals of the GEAR UP Plan, which began January 1, 2006 and ends December 31, 2008.  Compensation expense will not be recorded on the shares that vest based on performance conditions until the Company determines that it is probable that the goal will be achieved.  Therefore, no expense has been recorded in 2006, 2007 and 2008 for these shares.

Compensation expense related to restricted shares and deferred incentive share units of $454,000 and $353,000 was recognized for the three months ending March 31, 2008 and 2007, respectively.  Total compensation expense related to nonvested awards subject to service conditions not yet recognized was $5.0 million as of March 31, 2008.  The weighted average period over which this expense is expected to be recognized is approximately 2.8 years.  Total potential compensation expense associated with shares that vest based on performance conditions is $1.5 million as of March 31, 2008.

                Restricted shares and deferred incentive share units are forfeited if an employee leaves the Company before the vesting date.  Shares and/or units that are forfeited become available for future grant under the 2003 Plan.

                During the three months ended March 31, 2008, the Board of Directors approved the grant of 38,017 restricted shares to officers of the Company.  The shares were valued at $1.2 million and 36,975 shares will vest four years from grant date and 1,042 shares will vest subject to achievement of the cumulative goals of the GEAR UP plan, which will end on December 31, 2008.

                A summary of the Company's restricted shares and deferred incentive share unit activity for the three months ended March 31, 2008 is as follows:

		Weighted		Weighted
		Average	Deferred	Average
	Restricted	Grant-Date	Incentive	Grant-Date
	Shares	Fair Value	Share Units	Fair Value
Outstanding at December 31, 2007	220,999	$ 40.72	21,835	$ 45.96
Granted	38,017	32.39	-	-
Forfeited	-	-	(80)	45.07
Outstanding at March 31, 2008	259,016	$ 39.50	21,755	$ 45.97

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

The following is a reconciliation of FFO and net income available to common stockholders for office properties and total consolidated entities for the three months ending March 31, 2008 and 2007.  Amounts presented as "Unallocated and Other" represent primarily income and expense associated with providing management services, corporate general and administration expense, interest expense on unsecured lines of credit and preferred dividends.

	As of or for the three months ended March 31, 2008			As of or for the three months ended March 31, 2007
	Office	Unallocated		Office	Unallocated
	Properties	and Other	Consolidated	Properties	and Other	Consolidated
	(in thousands)			(in thousands)

Property operating revenues (a)	$66,022	$-	$66,022	$61,538	$-	$61,538
Property operating expenses (b)	(31,753)	-	(31,753)	(28,234)	-	(28,234)
Property net operating income from continuing operations	34,269	-	34,269	33,304	-	33,304

Management company income	-	497	497	-	333	333
Interest and other income	-	368	368	-	146	146
Interest expense (c)	(12,272)	(3,249)	(15,521)	(10,508)	(2,576)	(13,084)
Management company expenses	-	(489)	(489)	-	(268)	(268)
General and administrative expenses	-	(2,295)	(2,295)	-	(1,645)	(1,645)
Other expense	-	(1)	(1)	-	(1)	(1)
Equity in earnings of unconsolidated joint ventures	258	-	258	305	-	305
Adjustment for depreciation and amortization - unconsolidated joint ventures	176	-	176	161	-	161
Adjustment for minority interest - real estate partnerships	(1,723)	-	(1,723)	(1,920)	-	(1,920)
Income from discontinued operations	-	-	-	28	-	28
Gain on non depreciable assets	-	-	-	50	-	50
Dividends on preferred stock	-	(1,200)	(1,200)	-	(1,200)	(1,200)
Funds from operations available to common stockholders	20,708	(6,369)	14,339	21,420	(5,211)	16,209

Depreciation and amortization	(22,168)	-	(22,168)	(19,211)	-	(19,211)
Depreciation and amortization - unconsolidated joint ventures	(176)	-	(176)	(161)	-	(161)
Depreciation and amortization - minority interest - real estate partnerships	4,210	-	4,210	2,391	-	2,391
Net income (loss) available to common stockholders	$2,574	$(6,369)	$(3,795)	$4,439	$(5,211)	$(772)

Total assets	$1,742,573	$16,045	$1,758,618	$1,494,761	$8,185	$1,502,946

Office and parking properties	$1,513,963	$-	$1,513,963	$1,298,107	$-	$1,298,107

Investment in unconsolidated joint ventures	$11,112	$-	$11,112	$11,087	$-	$11,087

Capital expenditures (d)	$9,666	$-	$9,666	$6,364	$-	$6,364

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

(d) Capital expenditures include building improvements, tenant improvements and deferred leasing costs.

(12)         Subsequent Events

With the Fund with Ohio PERS fully invested, management is now focused on establishing a second discretionary fund.  Subsequent to March 31, 2008, the Teacher Retirement System of Texas ("TRS") approved a $262.5 million equity commitment to Parkway Properties Office Fund II, LP.  The equity commitment is subject to the execution of a partnership agreement and no assurance can be given that an agreement will be reached.

On April 4, 2008, the Company entered into an interest rate swap agreement with US Bank.  The interest rate swap is for a $23.5 million notional amount and fixes the 30-day LIBOR interest rate at 4.05%, which equates to a total interest rate of 5.55%, for the period January 1, 2009 through December 1, 2014.  The swap serves as a hedge of the variable interest rates on a portion of the debt placed on the Pinnacle development.

On May 2, 2008, the Company completed a $60.0 million recourse mortgage loan related to the refinance of a $41.7 million mortgage that was scheduled to mature in September 2008.  The loan is secured by the Company's Capital City Plaza building in Atlanta, Georgia.  The interest rate on the loan is a variable rate based on LIBOR plus 165 basis points.  The loan term is for two years, with a one-year extension option at the Company's discretion. The excess loan proceeds of approximately $18.4 million were used to pay down the Company's bank line of credit.  The Company will record a gain on the prepayment of approximately $500,000 associated with the write off of the debt premium in the second quarter of 2008.  The mortgage represented the Company's only outstanding maturity in 2008.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

 Overview

Parkway is a self-administered and self-managed REIT specializing in the operation, leasing, acquisition and ownership of office properties.  The Company performs these services for its own account and for other institutional investors through co-ownership structures such as discretionary funds and/or partnerships.  The Company is geographically focused on the Southeastern and Southwestern United States and Chicago.  As of April 1, 2008, Parkway owned or had an interest in 69 office properties located in 11 states with an aggregate of approximately 14.1 million square feet of leasable space.  Included in the portfolio are one discretionary fund and several partnership arrangements which encompass 21 properties totaling 3.8 million square feet, representing 27% of the portfolio.  With the discretionary fund and/or partnerships, the Company receives fees for asset management, property management, leasing and construction management services and potentially receives incentive fees upon sale if certain investment targets are achieved.  Increasing the number of co-investments, and consequently the related fee income, is part of the Company's strategy to transform itself to an operator-owner versus an owner-operator.   The strategy highlights the Company's strength in providing excellent service in the operation and acquisition of office properties for investment clients in addition to its direct ownership of real estate assets. Fee-based real estate services are offered through the Company's wholly owned subsidiary, Parkway Realty Services LLC, which also manages and/or leases approximately 1.8 million square feet for third party owners as of April 1, 2008. A significant phase of the transformation to an operator-owner is currently under way through the Company's GEAR UP Plan, which started January 1, 2006 and ends December 31, 2008.  The Company generates revenue primarily by leasing office space to its customers and providing management and leasing services to third party office property owners (including joint venture interests).  The primary drivers behind Parkway's revenues are occupancy, rental rates and customer retention.

Occupancy.  Parkway's revenues are dependent on the occupancy of its office buildings.  As of April 1, 2008, occupancy of Parkway's office portfolio was 90.3% compared to 92.0% as of January 1, 2008 and 90.9% as of April 1, 2007.  Not included in the April 1, 2008 occupancy rate are 19 signed leases totaling 128,000 square feet, which commence during the second through third quarters of 2008 and will raise Parkway's percentage leased to 91.2%.  To combat rising vacancy, Parkway utilizes innovative approaches to produce new leases.  These include the Broker Bill of Rights, a short-form service agreement and customer advocacy programs which are models in the industry and have helped the Company maintain occupancy around 90% during a time when the national occupancy rate is approximately 87%.  Parkway projects average occupancy of approximately 93% during 2008 for its office properties.

Rental Rates.  An increase in vacancy rates has the effect of reducing market rental rates and vice versa.  Parkway's leases typically have three to seven year terms.  As leases expire, the Company replaces the existing leases with new leases at the current market rental rate.  As of April 1, 2008, Parkway had $1.30 per square foot in rental rate embedded growth in its office property leases.  Embedded growth is defined as the difference between the weighted average in place cash rents and the weighted average market rental rate.

Customer Retention.  Keeping existing customers is important as high customer retention leads to increased occupancy, less downtime between leases, and reduced leasing costs.  Parkway estimates that it costs five to six times more to replace an existing customer with a new one than to retain the customer.  In making this estimate, Parkway takes into account the sum of revenue lost during downtime on the space plus leasing costs, which rise as market vacancies increase.  Therefore, Parkway focuses a great deal of energy on customer retention.  Parkway's operating philosophy is based on the premise that it is in the customer retention business.  Parkway seeks to retain its customers by continually focusing on operations at its office properties.  The Company believes in providing superior customer service; hiring, training, retaining and empowering each employee; and creating an environment of open communication both internally and externally with customers and stockholders.  Over the past ten years, Parkway maintained an average 73% customer retention rate.  Parkway's customer retention for the quarter ending March 31, 2008 was 57.6% compared to 77.2% for quarter ending December 31, 2007 and 52.4% for the quarter ending March 31, 2007.  The largest lease that was not retained during the quarter ending March 31, 2008 was First NLC Financial Services ("FNLC"), a 50,100 square foot customer in Ft. Lauderdale, Florida, that declared bankruptcy in early 2008.  Excluding FNLC, the Company's customer retention rate was 62.7% for the quarter ending March 31, 2008.

Strategic Planning.   Parkway is a focused office REIT with a hands-on, service-oriented approach, a disciplined asset allocation program and a willingness to recycle assets.  However, we see the future transformation taking Parkway from being an owner-operator to being an operator-owner.  On January 1, 2006, the Company initiated a new three-year operating plan referred to as the "GEAR UP" Plan that will serve as the spring board to transform Parkway from being first an owner of real estate and secondarily an operator of real estate for others to being first an operator of real estate for others that also owns an interest in the real estate.  The goals of the GEAR UP Plan are as follows:

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

                These two goals, Equity Opportunities and Asset Recycling, are what combine to transform Parkway from being an owner-operator to being an operator-owner.  Management strongly believes that these actions will result in Parkway better leveraging its core strength of operating office properties and will be advantageous for the Company's shareholders over the long term.  So whether we are in  an economy characterized by growth or recession, we believe purchasing assets with a good partner and leveraging our operating expertise through earning recurring fees allows us to increase our core portfolio in larger and more institutional markets and increase our earnings potential from the services provided.

o     Retain Customers.  Customer retention remains the cornerstone of the Company's business and is why partners choose to partner with Parkway.  The goal is a customer retention rate of 70% to 75%.  The average customer retention rate since the inception of the GEAR UP Plan on January 1, 2006 is 70%, and we anticipate that the annual customer retention rate for 2008 will be in the range of 70% to 75%.

o     Uncompromising Focus on Operations.  Parkway is reaffirming its commitment to do that which it does best, and that is to operate office properties for maximum returns.

o     Performance.  In the planning process, management first decided what actions to take strategically over the three years of the GEAR UP Plan and secondly, modeled the economic impact of these actions.  Given the large component of Asset Recycling in the Plan, management selected a financial metric that would be most appropriate to measure the success of the Plan.   This led to the adoption of Cumulative Adjusted Funds Available for Distribution ("Cumulative Adjusted FAD") as the metric for the GEAR UP Plan, with a target of $7.18 per share cumulative over three years.  Actual Adjusted FAD for 2006 and 2007 exceeded the amount projected by the Company at the beginning of the Plan.   Management set an internal target for fixed charged coverage before principal payments of 2.5 times as a measure of leverage for the plan.  While not a requirement in the plan, this self-imposed target serves to prevent the performance goals being met by over-leveraging the Company.

For the GEAR UP Plan, Parkway is not abandoning Funds from Operations, but rather carrying it a step further to include accountability for capital items and removing the accounting adjustments which are not directly influenced by the operations of its properties.   Management believes an Adjusted FAD goal provides an effective alignment with the shareholders by focusing the team on maximizing income from operations while being mindful of capital expenses and ultimately the funds available to cover the dividend.   Cumulative Adjusted FAD is calculated as the sum of Adjusted FAD for each of the three years of the plan.    The adjustments that will be made to FAD reported each quarter principally include charges for impairment of value and expenses related to the early extinguishment of debt.

                Parkway has made progress on its Asset Recycling and Equity Opportunities goals in 2006, 2007 and 2008 as follows:

o     Dispositions.   Parkway sold ten office properties for a gross sales price totaling $153.8 million and recorded a total gain on the sales for financial reporting purposes in the amount of $43.1 million.

o     Fund Acquisitions.  The Fund with Ohio PERS and Parkway purchased eleven office properties at an aggregate contract purchase price of $465.9 million, which is comprised of investments by the Fund totaling $444.3 million plus an additional investment by Parkway of $21.6 million.  The Fund was fully invested as of February 15, 2008.

o     Fee Simple Purchases.  Parkway purchased One Illinois Center in Chicago, Illinois at a contract purchase price of $198 million.

o    Other Purchases.  Parkway purchased an additional interest in Moore Building Associates, LP, which owns the Toyota Center in Memphis, Tennessee, for $1.4 million raising Parkway's total ownership interest to 75.025%.

o     Equity Offering.  On December 18, 2006, the Company sold 600,000 shares of common stock to Banc of America Securities LLC at a gross offering price of $50.25 per share and a net price of $49.37 per share. The Company used the net proceeds of approximately $29.6 million to repay indebtedness outstanding under a $19.3 million mezzanine loan incurred in connection with the purchase of One Illinois Center and to purchase additional investments in office properties.

o     Stock Buyback.  On August 3, 2007, the Board of Directors authorized the repurchase of up to 1.7 million shares of Parkway's outstanding common stock through July 30, 2008.  During 2007, the Company purchased approximately 687,000 shares of Parkway common stock under this authorization for $29.1 million, which equates to an average price of $42.36 per share.

Discretionary Fund.  On July 6, 2005, Parkway, through affiliated entities, entered into a limited partnership agreement forming a $500 million discretionary fund with Ohio PERS (the "Fund") for the purpose of acquiring high-quality multi-tenant office properties.  Ohio PERS is a 75% investor and Parkway is a 25% investor in the Fund, which will be capitalized with approximately $200 million of equity capital and $300 million of non-recourse, fixed-rate first mortgage debt.  The Fund targets acquisitions in the existing core Parkway markets of Memphis, Houston, Phoenix, Atlanta, Chicago, Charlotte, Orlando, Tampa/St. Petersburg, Ft. Lauderdale and Jacksonville.  As of December 31, 2007, there was approximately $228 million remaining capacity for Fund office investments.  During the quarter ending March 31, 2008, the Company purchased three office investments for a total purchase price of $236.6 million on behalf of the Fund.  Estimated closing costs, building improvements, tenant improvements and leasing costs of $14.2 million are anticipated during the first two years of ownership for a total investment of $250.8 million.  Of the total investment, $227.4 million represents investments by the Fund and $23.4 million represents an additional investment by Parkway.  Therefore, as of February 15, 2008, the Fund was fully invested.

                The Fund targets properties with an anticipated leveraged internal rate of return of greater than 11%.  Parkway serves as the general partner of the Fund and provides asset management, property management, leasing and construction management services to the Fund, for which it will be paid market-based fees.  After each partner has received a 10% annual cumulative preferred return and a return of invested capital, 20% of the excess cash flow will be paid to the general partner and 80% will be paid to the limited partners.    Through its general partner and limited partner ownership interests, Parkway may receive a distribution of the cash flow equivalent to 40%.  Parkway had three years from the inception date of the Fund to identify and acquire properties (the "Commitment Period"), with funds contributed as needed to close acquisitions.  The Commitment Period for the Fund ended February 15, 2008. The term of the Fund will be seven years from the expiration of the Commitment Period, with provisions to extend the term for two additional one-year periods.

                With the Fund with Ohio PERS fully invested, management is now focused on establishing a second discretionary fund.  Subsequent to March 31, 2008, the Teacher Retirement System of Texas ("TRS") approved a $262.5 million equity commitment to Parkway Properties Office Fund II, LP.  The equity commitment is subject to the execution of a partnership agreement and no assurance can be given that an agreement will be reached.

Financial Condition

 Comments are for the balance sheet dated March 31, 2008 compared to the balance sheet dated December 31, 2007.

                Office and Parking Properties.  In 2008, Parkway continued the application of its strategy of operating and acquiring office properties, joint venturing interests in office assets, as well as liquidating non-core assets and office assets that no longer meet the Company's investment criteria and/or the Company has determined value will be maximized by selling.  During the three months ending March 31, 2008, total assets increased $222.8 million or 14.5% and office and parking properties (before depreciation) increased $208.9 million or 13.5%

                Purchases, Improvements and Development. Parkway's investment in office and parking properties increased $199.4 million net of depreciation to a carrying amount of $1.5 billion at March 31, 2008, and consisted of 63 office and parking properties and one office property development.  The primary reason for the increase in office and parking properties relates to the net effect of the purchase of office properties, building improvements, development costs and depreciation recorded during the year.

                During the three months ending March 31, 2008, the Company incurred $5.7 million in development costs for the construction of The Pinnacle at Jackson Place, which is a 194,000 square foot Class A+ office building development adjacent to the Company's headquarters building in Jackson, Mississippi.  The estimated cost of the development is $48.5 million with expected completion in the fall of 2008.  The Company has received commitments to lease approximately 70% of the new office space from four major customers.  Parkway is considering a joint venture structure for the development whereby Parkway will retain an ownership interest of approximately 20%.  The development is designed to utilize benefits available under the Gulf Opportunity Zone Act for new developments in areas affected by Hurricane Katrina.

                On January 18, 2008, the discretionary fund with Ohio PERS (the "Fund"), of which Parkway owns 25%, purchased Gateway Center, a 228,000 square foot office property in the central business district of Orlando, Florida for a purchase price of $55.0 million.  The Fund expects to spend an additional $2.8 million for closing costs, building improvements, leasing costs and tenant improvements during the first two years of ownership.  The purchase was funded with a $33.0 million first mortgage placement by the Fund and with equity contributions from the partners.

                On January 31, 2008, the Company purchased Desert Ridge Corporate Center, a 293,000 square foot office project in Phoenix, Arizona for a purchase price of $81.6 million on behalf of the Fund.  An additional $2.3 million is expected to be spent for closing costs, building improvements, leasing costs and tenant improvements during the first two years of ownership.  The purchase was funded with a $49.2 million first mortgage placement and with equity contributions from the partners.  Due to the Fund's $80.0 million limit on a single investment, Parkway's effective ownership interest in this asset is 26.5%.

                On February 15, 2008, the Company purchased Citicorp Plaza, a 600,000 square foot office project in Chicago, Illinois for a purchase price of $100.0 million on behalf of the Fund.  An additional $9.2 million is expected to be spent for closing costs, building improvements, leasing costs and tenant improvements during the first two years of ownership.  The purchase was funded with a $60.0 million first mortgage placement and with equity contributions from the partners.  Due to the Fund's $80.0 million limit on a single investment, Parkway's effective ownership interest in this asset is 40%.

                During the three months ending March 31, 2008, the Company capitalized building improvements and additional purchase expenses of $7.0 million and recorded depreciation expense of $16.2 million related to its office and parking properties.

Intangible Assets, Net.  For the three months ended March 31, 2008, intangible assets net of related amortization increased $25.8 million and was primarily due to the net effect of the purchase of three office investments during the quarter and amortization of the existing intangible assets for the period.

Notes Payable to Banks.  Notes payable to banks increased $45.3 million or 21.3% during the three months ended March 31, 2008.  At March 31, 2008, notes payable to banks totaled $257.7 million and the increase is primarily attributable to the advances under bank lines of credit to purchase and develop real estate and make improvements to office properties.

                Mortgage Notes Payable.  During the three months ended March 31, 2008, mortgage notes payable increased $141.2 million or 19.8% and is due to the net effect of scheduled principal payments on mortgages of $3.8 million, the prepayment of existing mortgage debt of $3.5 million and the placement of mortgage debt of $142.2 million and advances on mortgage debt of $6.3 million to fund The Pinnacle development.

                On February 1, 2008, the Company paid off the mortgage notes payable secured by the 400 North Belt and Woodbranch buildings in Houston, Texas, with a total principal balance of $3.5 million with advances under bank lines of credit.  The mortgages had an interest rate of 8.25% and were scheduled to mature on August 1, 2011.  The Company recognized a total of $401,000 in expense associated with the prepayment of these mortgages.

                In connection with the Fund investments during the first quarter of 2008 discussed under "Financial Condition - Office and Parking Properties - Purchases, Improvements and Development",  total non-recourse first mortgage debt was placed in the amount of $142.2 million at a weighted average interest rate of 5.7%.  The portion of mortgage debt attributable to the Fund was $129.2 million, and $13.0 million was attributable to Parkway.  The mortgages are secured by the respective properties, have one to three year interest only periods and mature in 2016.

On April 4, 2008, the Company entered into an interest rate swap agreement with US Bank.  The interest rate swap is for a $23.5 million notional amount and fixes the 30-day LIBOR interest rate at 4.05%, which equates to a total interest rate of 5.55%, for the period January 1, 2009 through December 1, 2014.  The swap serves as a hedge of the variable interest rates on a portion of the debt placed on the Pinnacle development.

                On May 2, 2008, the Company completed a $60.0 million recourse mortgage loan related to the refinance of a $41.7 million mortgage that was scheduled to mature in September 2008.  The loan is secured by the Company's Capital City Plaza building in Atlanta, Georgia.  The interest rate on the loan is a variable rate based on LIBOR plus 165 basis points.  The loan term is for two years, with a one-year extension option at the Company's discretion. The excess loan proceeds of approximately $18.4 million were used to pay down the Company's bank line of credit.  The Company will record a gain on the prepayment of approximately $500,000 associated with the write off of the debt premium in the second quarter of 2008.  The mortgage represented the Company's only outstanding maturity in 2008.

                The Company expects to continue seeking fixed-rate, non-recourse mortgage financing with maturities from five to ten years typically amortizing over 25 to 30 years on select office building investments as additional capital is needed.  The Company targets a debt to total market capitalization rate at a percentage in the range of 45% to 50%. This rate may vary at times pending acquisitions, sales and/or equity offerings.  In addition, volatility in the price of the Company's common stock may affect the debt to total market capitalization ratio.  However, over time the Company plans to maintain a percentage in the range of 45% to 50%.  The Company calculates this ratio by including its proportionate share of any debt on assets held in funds and partnerships.  In addition to this debt ratio, the Company monitors interest, fixed charge and modified fixed charge coverage ratios.  The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA.  The modified fixed charge coverage ratio is computed by comparing cash interest accrued and preferred dividends paid to EBITDA. In connection with the GEAR UP Plan, management set an internal target for the modified fixed charge coverage ratio of 2.5 times as a measure of leverage for the plan.  While not a requirement of the plan, this self-imposed target serves to prevent the performance goals being met by over-leveraging the Company.  Management believes the debt to market capitalization, interest coverage, fixed charge coverage and modified fixed charge coverage ratios provide useful information on total debt levels as well as the Company's ability to cover interest, principal and/or preferred dividend payments with current income. As of March 31, 2008, Parkway's debt to total market capitalization rate was 59.3%, which is higher than the Company's target range of 45% to 50%.  The increase in the rate was due primarily to a stock price decrease.

                The computation of the interest, fixed charge and modified fixed charge coverage ratios and the reconciliation of net income to EBITDA is as follows for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended
	March 31
	2008	2007
Net Income (Loss)	$ (2,595)	$ 428
Adjustments to Net Income (Loss):
Interest expense	14,674	12,915
Amortization of financing costs	446	293
Prepayment expense - early extinguishment of debt	401	(124)
Depreciation and amortization	22,168	19,211
Amortization of share based compensation	454	353
Gain on real estate and non depreciable assets	-	(50)
Tax expense	-	13
EBITDA adjustments - unconsolidated joint ventures	304	291
EBITDA adjustments - minority interest in real estatepartnerships	(6,883)	(3,629)
EBITDA (1)	$ 28,969	$ 29,701

Interest Coverage Ratio:
EBITDA	$ 28,969	$ 29,701
Interest expense:
Interest expense	$ 14,674	$ 12,915
Capitalized interest	156	-
Interest expense - unconsolidated joint ventures	125	127
Interest expense - minority interest in real estate partnerships	(2,612)	(1,203)
Total interest expense	$ 12,343	$ 11,839
Interest Coverage Ratio	2.35	2.51

Fixed Charge Coverage Ratio:
EBITDA	$ 28,969	$ 29,701
Fixed charges:
Interest expense	$ 12,343	$ 11,839
Preferred dividends	1,200	1,200
Principal payments (excluding early extinguishment of debt)	3,792	4,051
Principal payments - unconsolidated joint ventures	13	12
Principal payments - minority interest in real estate partnerships	(86)	(65)
Total fixed charges	$ 17,262	$ 17,037
Fixed Charge Coverage Ratio	1.68	1.74

Modified Fixed Charge Coverage Ratio:
EBITDA	$ 28,969	$ 29,701
Modified fixed charges:
Interest expense	$ 12,343	$ 11,839
Preferred dividends	1,200	1,200
Total modified fixed charges	$ 13,543	$ 13,039
Modified Fixed Charge Coverage Ratio	2.14	2.28

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

                Parkway views EBITDA primarily as a liquidity measure and, as such, the GAAP financial measure most directly comparable to it is cash flows provided by operating activities.  Because EBITDA is not a measure of financial performance calculated in accordance with GAAP, it should not be considered in isolation or as a substitute for operating income, net income, cash flows provided by operating, investing and financing activities prepared in accordance with GAAP.  The following table reconciles EBITDA to cash flows provided by operating activities for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended
	March 31
	2008	2007

EBITDA	$ 28,969	$ 29,701

Amortization of above market leases	57	352
Amortization of mortgage loan discount	(123)	-
Operating distributions from unconsolidated joint ventures	382	405
Interest expense	(14,674)	(12,915)
Prepayment expense early extinguishment of debt	(401)	124
Tax expense	-	(13)
Increase in deferred leasing costs	(3,056)	(836)
Decrease in receivables and other assets	10,403	2,226
Decrease in accounts payable and other liabilities	(12,582)	(7,374)
Adjustments for minority interests	4,396	3,158
Adjustments for unconsolidated joint ventures	(562)	(596)
Cash flows provided by operating activities	$ 12,809	$ 14,232

                Minority Interest - Real Estate Partnerships. During the three months ending March 31, 2008, minority interest associated with real estate partnerships increased $57.4 million or 71.3%.  The increase is attributable to the minority interest partner's equity contribution toward the three Fund office investments during the first quarter of 2008 discussed under "Financial Condition - Office and Parking Properties - Purchases, Improvements and Development".

                Stockholders' Equity. Stockholders' equity decreased $13.2 million or 3.0% during the three months ended March 31, 2008, as a result of the following (in thousands):

Increase
(Decrease)
Net loss	$(2,595)
Change in market value of interest rate swaps	(1,107)
Comprehensive loss	(3,702)
Common stock dividends declared	(9,897)
Preferred stock dividends declared	(1,200)
Exercise of stock options	467
Share based compensation expense	454
Shares distributed from deferred compensation plan	695
$(13,183)

                On August 3, 2007, the Board of Directors authorized the repurchase of up to 1.7 million shares of Parkway's outstanding common stock through July 30, 2008.  The shares may be purchased in the open market or in privately negotiated transactions, and at times and in amounts that the Company deems appropriate.  During 2007, the Company purchased approximately 687,000 shares of Parkway common stock under this authorization for $29.1 million, which equates to an average price of $42.36 per share.  No shares were purchased under this authorization during the quarter ended March 31, 2008.

Results of Operations

Comments are for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

                Net loss available to common stockholders for the three months ended March 31, 2008 was $3.8 million ($0.25 per basic common share) as compared to net loss available to common stockholders of $772,000 ($0.05 per basic common share) for the three months ended March 31, 2007.  The primary reason for the increase in net loss is due to an increase in depreciation and amortization expense related to office and parking properties and interest expense on mortgage notes payable.

                Office and Parking Properties.  The analysis below includes changes attributable to same store properties, acquisitions and dispositions of office properties.  Same store properties are those that the Company owned for the current and prior year reporting periods, excluding properties classified as discontinued operations.  At March 31, 2008, same store properties consisted of 58 properties comprising 11.8 million square feet.  Properties acquired in 2007 and 2008 that do not meet the definition of same store properties consisted of five properties with 1.4 million square feet.

                The following table represents revenue from office and parking properties for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31
			Increase	%
	2008	2007	(Decrease)	Change
Revenue from office and parking properties:
Same store properties	$60,435	$59,457	$978	1.6%
Properties acquired in 2007	1,832	-	1,832	0.0%
Properties acquired in 2008	3,763	-	3,763	0.0%
Properties disposed	(8)	2,081	(2,089)	-100.4%
Total revenue from office and
parking properties	$66,022	$61,538	$4,484	7.3%

                Revenue from office and parking properties for same store properties increased $978,000 for the three months ended March 31, 2008, compared to the same period for 2007.  The primary reason for the increase is due to lease termination fee income as well as an increase in same store occupancy and average rental rates for same store properties for the three months ended March 31, 2008 compared to March 31, 2007.  Average same store occupancy was 91.2% for the three months ended March 31, 2008 compared to 90.5% for the same period of 2007.  Additionally, same store rental rates increased 2.1% for the three months ended March 31, 2008 compared to the same period of 2007.

                The following table represents property operating expenses for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31
			Increase	%
	2008	2007	(Decrease)	Change
Expenses from office and parking properties:
Same store properties	$29,089	$27,259	$1,830	6.7%
Properties acquired in 2007	838	-	838	0.0%
Properties acquired in 2008	1,787	-	1,787	0.0%
Office property development	2	-	2	0.0%
Properties disposed	37	975	(938)	-96.2%
Total expenses from office and
parking properties	$31,753	$28,234	$3,519	12.5%

                Property operating expenses for same store properties increased $1.8 million for the three months ended March 31, 2008 compared to the same period of 2007.  The primary reason for the increase is due to increased real estate taxes, personnel costs and bad debt expense.

                Depreciation and amortization expense attributable to office and parking properties increased  $3.0 million for the three months ended March 31, 2008, compared to the same period for 2007 and is due to the additional depreciation associated with the acquisition of office properties and improvements to properties.

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

                During the three months ended March 31, 2008, the Board of Directors approved the grant of 38,017 restricted shares to officers of the Company.  The shares were valued at $1.2 million and 36,975 shares will vest four years from grand date and 1,042 shares will vest subject to achievement of the cumulative goals of the GEAR UP plan, which will end on December 31, 2008.  Compensation expense will not be recorded on the shares that vest based on performance conditions until the Company determines that it is probable that the goal will be achieved.  Therefore, no expense has been recorded to date for the shares that vest based on achievement of the cumulative goals of the GEAR UP Plan.

                Share based compensation expense of $454,000 and $353,000 was recognized for the three months ending March 31, 2008 and 2007, respectively.  Total compensation expense related to nonvested awards subject to service conditions not yet recognized was $5.0 million as of March 31, 2008.  The weighted average period over which this expense is expected to be recognized is approximately 2.8 years.  Total potential compensation expense associated with shares that vest based on performance conditions is $1.5 million as of March 31, 2008.

                General and Administrative Expense.  General and administrative expense increased $650,000 for the three months ended March 31, 2008, compared to the same period of 2007 and is primarily attributable to increased personnel costs and share based compensation expense.

                Interest Expense.  Interest expense, including amortization, increased $2.4 million for the three months ended March 31, 2008, compared to the same period of 2007 and is comprised of the following (in thousands):

	Three Months Ended March 31
			Increase	%
	2008	2007	(Decrease)	Change
Interest expenses:
Mortgage interest expense	$11,580	$10,250	$1,330	13.0%
Bank line interest expense	3,094	2,480	614	24.8%
Subsidiary redeemable preferred
membership interest	-	185	(185)	-100.0%
Debt prepayment expense	401	(124)	525	-423.4%
Mortgage loan cost amortization	291	197	94	47.7%
Bank loan cost amortization	155	96	59	61.5%

Total interest expense	$15,521	$13,084	$2,437	18.6%

                Mortgage interest expense increased $1.3 million for the three months ended March 31, 2008, compared to the same period for 2007 and is due to the net effect of new loans placed in 2007 and 2008 and the early extinguishment of two mortgages in 2008.  The average interest rate on mortgage notes payable as of March 31, 2008 and 2007 was 5.7% and 5.8%, respectively.

                Bank line interest expense increased $614,000  for the three months ended March 31, 2008, compared to the same period of 2007 and is primarily due to an increase in average borrowings due to additional purchases of office investments offset by a decrease in average interest rate from 6.3% for the quarter ended March 31, 2007 to 5.4% for the quarter ended March 31, 2008.

Liquidity and Capital Resources

Statement of Cash Flows.   Cash and cash equivalents were $14.9 million and $8.3 million at March 31, 2008 and December 31, 2007, respectively.  Cash flows provided by operating activities for the three months ended March 31, 2008 were $12.8 million compared to $14.2 million for the same period of 2007.  The decrease in cash flows from operating activities of $1.4 million is primarily attributable to the effect of the timing of receipt of revenues and payment of expenses and an increase in deferred leasing costs.

Cash used in investing activities was $243.8 million for the three months ended March 31, 2008 compared to cash used in investing activities of $7.6 million for the same period of 2007.  The increase in cash used in investing activities of $236.2 million is primarily due to office property purchases, office property improvements and development costs in 2008.

                Cash provided by financing activities was $234.6 million for the three months ended March 31, 2008 compared to cash used in financing activities of $2.8 million for the same period of 2007.  The increase in cash provided by financing activities of $237.4 million is primarily due to additional mortgage placements in 2008 and contributions from minority interest partners to fund office property purchases.

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

                The Company's bank lines of credit allow Parkway to borrow up to a combined $311 million.  At March 31, 2008, the Company had a total of $257.7 million outstanding under its bank lines of credit.  Based on the loan covenants, Parkway had $25.4 million in additional capacity available at March 31, 2008, and approximately $44 million in additional capacity at May 2, 2008, based on a $60 million mortgage refinance on that date.  At March 31, 2008, the following amounts were outstanding under bank lines of credit (in thousands):

				Outstanding
Line of Credit	Lender	Interest Rate	Maturity	Balance
$9 Million Unsecured Line of Credit	Trustmark National Bank	4.4%	12/07/08	$ 9,000
$15 Million Unsecured Line of Credit	PNC Bank	4.0%	01/28/09	3,663
$236 Million Unsecured Line of Credit (1)	Wachovia Bank	4.9%	04/27/10	185,000
$60 Million Unsecured Term Loan (2)	Wachovia Bank	5.6%	04/27/11	60,000
		5.0%		$ 257,663

(1)     The interest rate on the $236 million unsecured line of credit interest rate is currently LIBOR plus 130 basis points.  The interest rate noted above represents the weighted average interest rate of short-term LIBOR borrowings, a $30 million interest rate swap that expires August 31, 2008 and a $50 million interest rate swap that expires June 30, 2008.    The Company pays an annual administration fee of $35,000 and fees on the unused portion of the revolver ranging between 12.5 and 20 basis points based upon overall Company leverage, with the rate set at 12.5 basis points at March 31, 2008.  The line includes rights to a one-year extension with the same terms through April 2011.

(2)   The interest rate on the $60 million term loan represents the weighted average interest rate of two interest rate swaps that expire December 31, 2008.

                The Company's $236 million unsecured revolving credit facility and $60 million unsecured term loan are both led by Wachovia Bank and syndicated to nine other banks.  The credit facility requires compliance with a number of restrictive financial covenants, including tangible net worth, fixed charge coverage ratio, unencumbered interest coverage ratio, total debt to total asset ratio, secured debt to total asset value ratio, secured recourse debt to total asset value ratio and unencumbered pool restrictions.  As of March 31, 2008, the Company was in compliance with these financial covenants.

The $15 million line is expected to fund the daily cash requirements of the Company's treasury management system.  The interest rate on the $15 million line is based on LIBOR plus 80 to 130 basis points, depending upon overall Company leverage, with the current rate set at LIBOR plus 130 basis points as of March 31, 2008.  Under the $15 million line, the Company does not pay annual administration fees or fees on the unused portion of the line.

The $9 million line with Trustmark National Bank has a current interest rate equal to the 30-day LIBOR rate plus 132.5 basis points.  The proceeds of the loan were used to finance the construction of the City Centre Garage, which was completed in 2005.

To protect against the potential for rapidly rising interest rates, the Company entered into interest rate swap agreements in 2007, 2005 and 2004.  The Company designated the swaps as hedges of the variable interest rates on the Company's borrowings under the Wachovia unsecured revolving credit facility.  These swaps are considered to be fully effective and changes in the fair value of the swaps are recognized in accumulated other comprehensive income.  The Company's interest rate hedge contracts as of March 31, 2008 and 2007 are summarized as follows (in thousands):

					Fair Market Value
Type of	Notional	Maturity		Fixed	March 31
Hedge	Amount	Date	Reference Rate	Rate	2008	2007
Swap	$50,000	06/30/08	1-Month LIBOR	4.380%	$ (221)	$ -
Swap	$30,000	08/31/08	1-Month LIBOR	4.924%	(305)	-
Swap	$40,000	12/31/08	1-Month LIBOR	4.360%	(647)	371
Swap	$20,000	12/31/08	1-Month LIBOR	4.245%	(292)	227
					$(1,465)	$ 598

                At March 31, 2008, the Company had $855.7 million in mortgage notes payable with an average interest rate of 5.7% secured by office properties and $257.7 million drawn under bank lines of credit.  Parkway's pro rata share of unconsolidated joint venture debt was $9.8 million with an average interest rate of 5.1% at March 31, 2008.  Based on the Company's total market capitalization of approximately $1.5 billion at March 31, 2008 (using the March 31, 2008 closing price of $36.96 per common share), the Company's debt represented approximately 59.3% of its total market capitalization.  The Company targets a debt to total market capitalization rate at a percentage in the range of 45% to 50%.  This rate may vary at times pending acquisitions, sales and/or equity offerings.  In addition, volatility in the price of the Company's common stock may affect the debt to total market capitalization ratio.  However, over time the Company plans to maintain a percentage in the range of 45% to 50%.  The increase in the debt to total market capitalization rate at March 31, 2008 was due primarily to a stock price decrease.

                In addition to the debt to total market capitalization ratio, the Company also monitors interest, fixed charge and modified fixed charge coverage ratios.  The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization ("EBITDA").  This ratio for the three months ended March 31, 2008 and 2007 was 2.35 and 2.51 times, respectively.  The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA.  This ratio for the three months ended March 31, 2008 and 2007 was 1.68 and 1.74 times, respectively.   The modified fixed charge coverage ratio is computed by comparing the cash interest accrued and preferred dividends paid to EBITDA.  This ratio for the three months ended March 31, 2008 and 2007 was 2.14 and 2.28 times, respectively.    In connection with the GEAR UP Plan, management set an internal target for the modified fixed charge coverage ratio of 2.5 times as a measure of leverage for the plan.  While not a requirement of the plan, this self-imposed target serves to prevent the performance goals being met by over-leveraging the Company.  Management believes the debt to market capitalization, interest coverage, fixed charge coverage and modified fixed charge coverage ratios provide useful information on total debt levels as well as the Company's ability to cover interest, principal and/or preferred dividend payments with current income.

                The table below presents the principal payments due and weighted average interest rates for the mortgage notes payable as of March 31, 2008.

	Average	Mortgage Notes Payable
	Interest Rate	(In thousands)
2008*	5.8%	$ 51,389
2009	5.9%	35,822
2010	5.8%	97,253
2011	6.0%	112,754
2012	6.0%	65,070
2013	5.9%	8,434
Thereafter	5.4%	484,942
Total		$ 855,664

Fair value at 03/31/08		$ 858,140

*Remaining nine months

The Company presently has plans to make additional capital improvements at its office properties in 2008 of approximately $35 million.  These expenses include tenant improvements, capitalized acquisition costs and capitalized building improvements.  Approximately $16 million of these improvements relate to upgrades on properties acquired in recent years that were anticipated at the time of purchase.  All such improvements are expected to be financed by cash flow from the properties, capital expenditure escrow accounts, advances on the bank lines of credit or contributions from partners.

In the fall of 2008, the Company expects to complete the development of a 194,000 square foot Class A+ office building in Jackson, Mississippi known as The Pinnacle at Jackson Place, adjacent to the Company's headquarters building.  The total estimated cost of the development is $48.5 million, and for the remainder of 2008, the Company expects to incur approximately $29.3 million in construction costs, which will be funded with advances under mortgage notes payable secured by The Pinnacle.  The Company has commitments to lease approximately 70% of the new office space from four major customers.  Parkway is considering a joint venture structure for the development whereby Parkway will retain an ownership interest of approximately 20%.  The development is designed to utilize benefits available under the Gulf Opportunity Zone Act for new developments in areas affected by Hurricane Katrina.

On May 2, 2008, the Company completed a $60.0 million recourse mortgage loan related to the refinance of a $41.7 million mortgage that was scheduled to mature in September 2008.  The loan is secured by the Company's Capital City Plaza building in Atlanta, Georgia.  The interest rate on the loan is a variable rate based on LIBOR plus 165 basis points.  The loan term is for two years, with a one-year extension option at the Company's discretion. The excess loan proceeds of approximately $18.4 million were used to pay down the Company's bank line of credit.  The Company will record a gain on the prepayment of approximately $500,000 associated with the write off of the debt premium in the second quarter of 2008.  The mortgage represented the Company's only outstanding maturity in 2008.

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

Contractual Obligations

                See information appearing under the caption "Financial Condition - Notes Payable to Banks and Mortgage Notes Payable" in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of changes in long-term debt since December 31, 2007.

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

The following table presents a reconciliation of the Company's net income to FFO for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended
	March 31
	2008	2007
Net income (loss)	$ (2,595)	$428
Adjustments to derive funds from operations:
Depreciation and amortization	22,168	19,211
Minority interest depreciation and amortization	(4,210)	(2,391)
Adjustments for unconsolidated joint ventures	176	161
Preferred dividends	(1,200)	(1,200)
Funds from operations applicable to common
shareholders	$ 14,339	$16,209

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

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in Parkway's Form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On August 3, 2007, the Board of Directors authorized the repurchase of up to 1.7 million shares of Parkway's outstanding common stock through July 30, 2008.  The shares may be purchased in the open market or in privately negotiated transactions, and at times and in amounts that the Company deems appropriate.  In 2007, the Company purchased 687,245 shares of Parkway common stock for $29.1 million, which equates to an average price of $42.36 per share, with 1,012,755 shares still authorized for repurchase.  No shares were purchased under this authorization during the quarter ended March 31, 2008.

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

DATE: May 9, 2008	PARKWAY PROPERTIES, INC.

	BY:	/s/ Mandy M. Pope
Mandy M. Pope, CPA
Senior Vice President and
Chief Accounting Officer