Form 10-Q
period 2008-06-30
PARKWAY PROPERTIES INC
filed 2008-08-07
CIK 729237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_____________________________________________

FORM 10-Q

                   ☒                            Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2008
or

                    ☐                            Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Transition Period from ________ to ________
Commission File Number 1-11533

Parkway Properties, Inc.

(Exact name of registrant as specified in its charter)
Maryland	74-2123597
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

One Jackson Place Suite 1000 188 East Capitol Street P. O. Box 24647 Jackson, Mississippi 39225-4647
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code	(601) 948-4091
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

Yes  ☒   No  ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

        15,290,003 shares of Common Stock, $.001 par value, were outstanding as of August 1, 2008.

PARKWAY PROPERTIES, INC.

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED JUNE 30, 2008

Part I. Financial Information

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30	December 31
	2008	2007
	(Unaudited)
Assets
Real estate related investments:
Office and parking properties	$1,753,108	$1,551,707
Office property held for sale	10,203	-
Office property development	29,217	14,686
Accumulated depreciation	(277,969)	(251,791)
	1,514,559	1,314,602

Land available for sale	1,467	1,467
Mortgage loan	7,250	7,001
Investment in unconsolidated joint ventures	11,091	11,236
	1,534,367	1,334,306

Rents receivable and other assets	112,661	119,457
Intangible assets, net	91,457	70,719
Cash and cash equivalents	14,187	11,312
	$1,752,672	$1,535,794
Liabilities
Notes payable to banks	$238,861	$212,349
Mortgage notes payable	875,743	714,501
Accounts payable and other liabilities	86,336	88,496
	1,200,940	1,015,346
Minority Interest
Minority Interest – unit holders	33	34
Minority Interest – real estate partnerships	135,243	80,506
	135,276	80,540
Stockholders' Equity
8.00% Series D Preferred stock, $.001 par value,
2,400,000 shares authorized, issued and outstanding	57,976	57,976
Common stock, $.001 par value, 67,600,000 shares authorized,
15,290,003 and 15,223,350 shares issued and outstanding
in 2008 and 2007, respectively	15	15
Common stock held in trust, at cost, 85,800 and 104,500
shares in 2008 and 2007, respectively	(2,914)	(3,540)
Additional paid-in capital	427,058	425,221
Accumulated other comprehensive income (loss)	471	(358)
Accumulated deficit	(66,150)	(39,406)
	416,456	439,908
	$1,752,672	$1,535,794

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended
	June 30
	2008	2007
	(Unaudited)
Revenues
Income from office and parking properties	$68,684	$60,523
Management company income	410	431
Total revenues	69,094	60,954

Expenses
Property operating expense	32,683	28,573
Depreciation and amortization	23,269	19,022
Management company expenses	432	276
General and administrative	2,092	1,601
Total expenses	58,476	49,472

Operating income	10,618	11,482

Other income and expenses
Interest and other income	306	72
Equity in earnings of unconsolidated joint ventures	289	243
Gain on sale of real estate	-	20,260
Interest expense	(15,352)	(14,052)

Income (loss) before minority interest and discontinued operations	(4,139)	18,005
Minority interest - real estate partnerships	2,063	1,016

Income (loss) from continuing operations	(2,076)	19,021

Discontinued operations:
Income from discontinued operations	140	219
Net income (loss)	(1,936)	19,240
Change in market value of interest rate swaps	1,936	197
Change in unrealized loss on equity securities	-	(3)
Comprehensive income	$-	$19,434

Net income (loss) available to common stockholders:
Net income (loss)	$(1,936)	$19,240
Dividends on preferred stock	(1,200)	(1,200)
Net income (loss) available to common stockholders	$(3,136)	$18,040

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$(0.22)	$1.14
Discontinued operations	0.01	0.01
Net income (loss)	$(0.21)	$1.15

Diluted:
Income (loss) from continuing operations	$(0.22)	$1.13
Discontinued operations	0.01	0.01
Net income (loss)	$(0.21)	$1.14

Dividends per common share	$0.65	$0.65

Weighted average shares outstanding:
Basic	15,024	15,672
Diluted	15,024	15,847

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Six Months Ended
	June 30
	2008	2007
	(Unaudited)
Revenues
Income from office and parking properties	$134,136	$121,500
Management company income	907	764
Total revenues	135,043	122,264

Expenses
Property operating expense	64,108	56,482
Depreciation and amortization	45,262	38,079
Management company expenses	921	544
General and administrative	4,388	3,247
Total expenses	114,679	98,352

Operating income	20,364	23,912

Other income and expenses
Interest and other income	674	218
Equity in earnings of unconsolidated joint ventures	547	548
Gain on sale of real estate	-	20,310
Interest expense	(30,873)	(27,136)

Income (loss) before minority interest and discontinued operations	(9,288)	17,852
Minority interest - real estate partnerships	4,550	1,487

Income (loss) from continuing operations	(4,738)	19,339

Discontinued operations:
Income from discontinued operations	207	329
Net income (loss)	(4,531)	19,668
Change in market value of interest rate swaps	829	(37)
Change in unrealized loss on equity securities	-	(7)
Comprehensive income (loss)	$(3,702)	$19,624

Net income (loss) available to common stockholders:
Net income (loss)	$(4,531)	$19,668
Dividends on preferred stock	(2,400)	(2,400)
Net income (loss) available to common stockholders	$(6,931)	$17,268

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$(0.47)	$1.08
Discontinued operations	0.01	0.02
Net income (loss)	$(0.46)	$1.10

Diluted:
Income (loss) from continuing operations	$(0.47)	$1.07
Discontinued operations	0.01	0.02
Net income (loss)	$(0.46)	$1.09

Dividends per common share	$1.30	$1.30

Weighted average shares outstanding:
Basic	15,013	15,644
Diluted	15,013	15,831

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Six Months Ended
	June 30
	2008	2007
	(Unaudited)

8.00% Series D Preferred stock, $.001 par value
Balance at beginning of period	$57,976	$57,976
Balance at end of period	57,976	57,976

Common stock, $.001 par value
Balance at beginning of period	15	16
Balance at end of period	15	16

Common stock held in trust
Balance at beginning of period	(3,540)	(3,894)
Shares distributed from deferred compensation plan	626	354
Balance at end of period	(2,914)	(3,540)

Additional paid-in capital
Balance at beginning of period	425,221	449,141
Stock options exercised	779	2,788
Shares issued in lieu of Directors’ fees	140	251
Shares issued – DRIP plan	-	363
Issuance costs – stock offering	-	(30)
Employee Stock Purchase Plan	-	36
Share based compensation expense	918	727
Balance at end of period	427,058	453,276

Accumulated other comprehensive income (loss)
Balance at beginning of period	(358)	828
Change in unrealized loss on equity securities	-	(7)
Change in market value of interest rate swaps	829	(37)
Balance at end of period	471	784

Accumulated deficit
Balance at beginning of period	(39,406)	(13,761)
Net income (loss)	(4,531)	19,668
Preferred stock dividends declared	(2,400)	(2,400)
Common stock dividends declared	(19,813)	(20,616)
Balance at end of period	(66,150)	(17,109)

Total stockholders' equity	$416,456	$491,403

See notes to consolidated financial statements. Page 6 of 39

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30
	2008	2007
	(Unaudited)
Operating activities
Net income (loss)	$(4,531)	$19,668
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	45,262	38,079
Depreciation and amortization – discontinued operations	344	301
Amortization of above market leases	247	698
Amortization of loan costs	872	583
Amortization of mortgage loan discount	(249)	-
Share based compensation expense	918	727
Operating distributions from unconsolidated joint ventures	661	670
Loss allocated to minority interests	(4,550)	(1,487)
Gain on sale of real estate	-	(20,310)
Equity in earnings of unconsolidated joint ventures	(547)	(548)
Increase in deferred leasing costs	(4,694)	(1,780)
Changes in operating assets and liabilities:
Change in receivables and other assets	9,894	(2,434)
Change in accounts payable and other liabilities	(4,833)	1,171

Cash provided by operating activities	38,794	35,338

Investing activities
Distributions from unconsolidated joint ventures	38	89
Purchases of real estate related investments	(231,814)	(49,600)
Proceeds from sale of real estate	-	56,787
Real estate development	(13,685)	(1,909)
Improvements to real estate related investments	(14,535)	(23,212)

Cash used in investing activities	(259,996)	(17,845)

Financing activities
Principal payments on mortgage notes payable	(52,123)	(33,490)
Proceeds from long-term financing	213,365	59,500
Proceeds from bank borrowings	116,227	94,561
Payments on bank borrowings	(89,715)	(103,566)
Debt financing costs	(1,686)	(648)
Stock options exercised	779	2,788
Dividends paid on common stock	(19,656)	(20,459)
Dividends paid on preferred stock	(2,400)	(2,400)
Contributions from minority interest partners	60,501	36,915
Distributions to minority interest partners	(1,215)	(47,378)
Employee stock purchase plan	-	36
Proceeds from DRIP plan	-	363
Issuance costs from stock offering	-	(30)

Cash provided by (used in) financing activities	224,077	(13,808)

Change in cash and cash equivalents	2,875	3,685

Cash and cash equivalents at beginning of period	11,312	4,474

Cash and cash equivalents at end of period	$14,187	$8,159

See notes to consolidated financial statements.

Parkway Properties, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2008

(1)           Basis of Presentation

                The consolidated financial statements include the accounts of Parkway Properties, Inc. ("Parkway" or "the Company"), its wholly-owned subsidiaries and joint ventures in which the Company has a controlling interest.  The other partners’ equity interests in the consolidated joint ventures are reflected as minority interests in the consolidated financial statements.  Parkway also consolidates subsidiaries where the entity is a variable interest entity and Parkway is the primary beneficiary, as defined in FASB Interpretation 46R, Consolidation of Variable Interest Entities (“FIN 46R”).  All significant intercompany transactions and accounts have been eliminated in the accompanying financial statements.

                The Company determines consolidation for joint ventures based on standards set forth in EITF 96-16, Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights; EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights; Statement of Position 78-9, Accounting for Investments in Real Estate Ventures; and FIN 46R.  Based on the guidance set forth in these pronouncements, the Company consolidates certain joint ventures where it exercises significant control over major operating and management decisions, or where the Company is the sole general partner and the limited partners do not possess kick-out rights or other substantive participating rights or where the entity is a variable interest entity and Parkway is the primary beneficiary.  The equity method of accounting is used for those joint ventures that do not meet the criteria for consolidation and where Parkway exercises significant influence but does not control these joint ventures.

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

                The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  All such adjustments are of a normal recurring nature.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Operating results for the three months and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.  The financial statements should be read in conjunction with the annual report and the notes thereto.

                The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

                Certain reclassifications have been made in the 2007 financial statements to conform to the 2008 classifications.

The 2008 consolidated statements of income include a $657,000 non-cash reduction to net income as a result of a purchase price adjustment recorded to income during the third quarter of 2006 through the end of 2007.  The non-cash purchase price adjustment was corrected in the first quarter of 2008.  Parkway’s Management as well as the Audit Committee of the Board of Directors have reviewed this accounting error utilizing Securities and Exchange Commission Staff Accounting Bulletins (SAB) Nos. 99 and 108 and believe the impact of correcting this error is not material to the current and prior period consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  The provisions of SFAS No. 157, with the exception of nonfinancial assets and liabilities, were effective for financial statements issued for fiscal years beginning after November 15, 2007.  The FASB deferred for one year the Statement’s fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis.  These provisions will be effective for fiscal years beginning after November 15, 2008, and the Company is in the process of evaluating the impact that the adoption of these provisions will have on the Company’s overall financial position and results of operations.  The application of SFAS 157 had an immaterial impact on the Company’s overall financial position and results of operations upon adoption January 1, 2008.

                In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141R), which revised the previously issued SFAS No. 141 (SFAS No. 141).  SFAS No. 141R retains the fundamental requirements of SFAS No. 141, but expands the scope to include all transactions and other events in which one entity obtains control over one or more other businesses.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  SFAS No. 141R requires that the acquisition related transaction costs be expensed as incurred.  SFAS No. 141R also includes new disclosure requirements. The Company is currently evaluating the impact of SFAS No. 141R on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS No. 160).  SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141R.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company is currently evaluating the impact of SFAS No. 160 on the Company’s consolidated financial statements.

                In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161), which is an amendment of FASB Statement No. 133. SFAS No. 161 requires all entities with derivative instruments to disclose information regarding how and why the entity uses derivative instruments and how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows. The Statement is effective prospectively for periods beginning on or after November 15, 2008.  The Company is currently evaluating the impact of SFAS No. 161 and does not expect the adoption of this Statement on January 1, 2009 to have a material impact on the Company’s overall financial position and results of operations.

 (2)          Net Income (Loss) Per Common Share

                Basic earnings per share (“EPS”) are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  In arriving at income available to common stockholders, preferred stock dividends are deducted.  Diluted EPS reflects the potential dilution that could occur if share equivalents such as employee stock options, restricted shares and deferred incentive share units were exercised or converted into common stock that then shared in the earnings of Parkway.

The computation of diluted EPS is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Numerator:
Basic and diluted net income (loss)
available to common stockholders	$(3,136)	$18,040	$(6,931)	$17,268

Denominator:
Basic weighted average shares	15,024	15,672	15,013	15,644
Dilutive effect of share equivalents	-	175	-	187
Dilutive weighted average shares	15,024	15,847	15,013	15,831
Diluted earnings (loss) per share	$(0.21)	$1.14	$(0.46)	$1.09

                The computation of diluted EPS for the three months and six months ended June 30, 2008 did not include the effect of share equivalents because their inclusion would have been anti-dilutive.

(3)           Supplemental Cash Flow Information and Schedule of Non-Cash Investing and Financing Activity

                The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

	Six Months Ended
	June 30
	2008	2007
	(in thousands)

Supplemental cash flow information:
Cash paid for interest (net of amount capitalized)	$29,886	$26,332
Income taxes paid	4	30
Supplemental schedule of non-cash investing and financing activity:
Shares issued in lieu of Directors’ fees	140	251

(4)                 Acquisitions

                On January 18, 2008, the discretionary fund with Ohio PERS (“Ohio PERS Fund I”), of which Parkway owns 25%, purchased Gateway Center, a 228,000 square foot office property in the central business district of Orlando, Florida for a purchase price of $55.0 million.  The fund expects to spend an additional $2.8 million for closing costs, building improvements, leasing costs and tenant improvements during the first two years of ownership.  The purchase was funded with a $33.0 million first mortgage placement by the fund and with equity contributions from the partners.

                On January 31, 2008, the Company purchased Desert Ridge Corporate Center, a 293,000 square foot office project in Phoenix, Arizona for a purchase price of $81.6 million on behalf of Ohio PERS Fund I.  An additional $2.3 million is expected to be spent for closing costs, building improvements, leasing costs and tenant improvements during the first two years of ownership.  The purchase was funded with a $49.2 million first mortgage placement and with equity contributions from the partners.  Due to Ohio PERS Fund I’s $80.0 million limit on a single investment, Parkway’s effective ownership interest in this asset is 26.5%.

                On February 15, 2008, the Company purchased Citicorp Plaza, a 600,000 square foot office project in Chicago, Illinois for a purchase price of $100.0 million on behalf of Ohio PERS Fund I.  An additional $9.2 million is expected to be spent for closing costs, building improvements, leasing costs and tenant improvements during the first two years of ownership.  The purchase was funded with a $60.0 million first mortgage placement and with equity contributions from the partners.  Due to the Ohio PERS Fund I’s $80.0 million limit on a single investment, Parkway’s effective ownership interest in this asset is 40%.

                The preliminary allocation of purchase price allocated to intangible assets and (liabilities) and weighted average amortization period (in years) for each class of asset or liability for Gateway Center, Desert Ridge Corporate Center and Citicorp Plaza is as follows (in thousands, except weighted average life):

		Weighted
	Amount	Average Life
Lease in place value	$17,456	5
Above market leases	4,119	4
Below market leases	(1,435)	6

(5)   Office Property Held for Sale

During the quarter ended June 30, 2008, Parkway classified Town Point Center, a 131,000 square foot office building in Norfolk, Virginia, as held for sale.    On July 15, 2008, the Company sold Town Point Center to an unrelated third party for a gross sales price of $12.8 million and will record a gain on the sale of approximately $1.6 million in the third quarter of 2008.  In accordance with generally accepted accounting principles, all current and prior period income from Town Point Center has been classified as discontinued operations.

        The major classes of assets and liabilities classified as held for sale for Town Point Center as of June 30, 2008 are as follows (in thousands):

June 30
2008

Balance Sheet:
Investment property	$ 14,510
Accumulated depreciation	(4,307)
Office property held for sale	10,203
Rents receivable and other assets	453
Total assets	$ 10,656

Accounts payable and other liabilities	$ 294
Stockholders’ equity	10,362
Total liabilities and stockholders’ equity	$ 10,656

The amounts of revenue and expense for Town Point Center reported in discontinued operations for the three months and six months ended June 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Income Statement:
Revenues
Income from office and parking properties	$592	$611	$1,162	$1,174
	592	611	1,162	1,174
Expenses
Office and parking properties:
Operating expense	283	245	611	544
Depreciation and amortization	169	147	344	301
	452	392	955	845
Income from discontinued operations	$140	$219	$207	$329

(6)           Office Property Development

                As of June 30, 2008, the Company had incurred $29.2 million in total development costs for the construction of The Pinnacle at Jackson Place, which is a 194,000 square foot Class A+ office building development adjacent to the Company’s headquarters building in Jackson, Mississippi.  The estimated cost of the development is $48.5 million with expected completion in the fall of 2008.  The Company has received commitments to lease approximately 71% of the new office space from four major customers.  Parkway is considering a joint venture structure for the development whereby Parkway will retain an ownership interest of approximately 20%.  The development is designed to utilize benefits available under the Gulf Opportunity Zone Act for new developments in areas affected by Hurricane Katrina.

(7)           Mortgage Loan

                The Company owns the B participation piece (the “B piece”) of a first mortgage secured by an 844,000 square foot office building in Dallas, Texas known as 2100 Ross for $6.9 million.  The B piece was originated by Wachovia Bank, N.A. and has a face value of $10 million and a stated coupon rate of 6.065%.  Upon maturity in May 2012, the Company will receive a principal payment of $10 million, which produces a yield to maturity of 15.6%.  The balance of the mortgage loan was $7.3 million as of June 30, 2008.

(8)           Investment in Unconsolidated Joint Ventures

In addition to the 63 office and parking properties included in the consolidated financial statements, the Company is also invested in four unconsolidated joint ventures with unrelated investors.  These investments are accounted for using the equity method of accounting, as Parkway does not control any of these joint ventures.  Accordingly, the assets and liabilities of the joint ventures are not included on Parkway's consolidated balance sheets as of June 30, 2008 and December 31, 2007.  Information relating to these unconsolidated joint ventures is detailed below (in thousands).

			Parkway's		Percentage
			Ownership	Square	Leased
Joint Venture Entity	Property Name	Location	Interest	Feet	As of 07/01/08

Wink-Parkway Partnership	Wink Building	New Orleans, LA	50.0%	32	100.0%
Parkway Joint Venture, LLC (“Jackson JV”)	UBS Building/River Oaks	Jackson, MS	20.0%	167	91.6%
RubiconPark I, LLC (“Rubicon JV”)	Lakewood/Falls Pointe	Atlanta, GA	20.0%	552	97.9%
	Carmel Crossing	Charlotte, NC
RubiconPark II, LLC (“Maitland JV”)	Maitland 200	Orlando, FL	20.0%	204	99.0%
				955	97.1%

        Cash distributions from unconsolidated joint ventures are made to each partner based on their percentage of ownership in each entity.  Cash distributions made to partners in joint ventures where the percentage of debt assumed is disproportionate to the ownership percentage in the venture is distributed based on each partner’s share of cash available for distribution before debt service, based on their ownership percentage, less the partner’s share of debt service based on the percentage of debt assumed by each partner.

                Parkway provides management, construction and leasing services for all of the unconsolidated joint ventures except for the Wink-Parkway Partnership, and receives market based fees for these services.  The portion of fees earned on unconsolidated joint ventures attributable to Parkway’s ownership interest is eliminated in consolidation.

                Balance sheet information for the unconsolidated joint ventures is summarized below as of June 30, 2008 and December 31, 2007 (in thousands):

Balance Sheet Information
	June 30, 2008
	Wink	Jackson	Rubicon	Maitland	Combined
	Building	JV	JV	JV	Total
Unconsolidated Joint Ventures (at 100%):
Real Estate, Net	$1,180	$16,127	$66,042	$29,079	$112,428
Other Assets	368	699	8,128	1,236	10,431
Total Assets	$1,548	$16,826	$74,170	$30,315	$122,859

Mortgage Debt (a)	$123	$12,600	$52,000	$18,388	$83,111
Other Liabilities	29	418	1,674	801	2,922
Partners’ and Shareholders’ Equity	1,396	3,808	20,496	11,126	36,826
Total Liabilities & Partners’/Shareholders’ Equity	$1,548	$16,826	$74,170	$30,315	$122,859

Parkway’s Share of Unconsolidated
Joint Ventures
Real Estate, Net	$590	$3,225	$13,208	$5,816	$22,839
Mortgage Debt	$61	$2,520	$7,200	$-	$9,781
Investment in Joint Ventures	$698	$(282)	$5,507	$5,168	$11,091

	December 31, 2007
	Wink	Jackson	Rubicon	Maitland	Combined
	Building	JV	JV	JV	Total
Unconsolidated Joint Ventures (at 100%):
Real Estate, Net	$1,191	$15,945	$66,914	$29,341	$113,391
Other Assets	282	1,444	7,117	1,109	9,952
Total Assets	$1,473	$17,389	$74,031	$30,450	$123,343

Mortgage Debt (a)	$176	$12,600	$52,000	$18,617	$83,393
Other Liabilities	23	728	1,580	686	3,017
Partners’ and Shareholders’ Equity	1,274	4,061	20,451	11,147	36,933
Total Liabilities & Partners’/Shareholders’ Equity	$1,473	$17,389	$74,031	$30,450	$123,343

Parkway’s Share of Unconsolidated
Joint Ventures
Real Estate, Net	$595	$3,189	$13,383	$5,868	$23,035
Mortgage Debt	$88	$2,520	$7,200	$-	$9,808
Investment in Joint Ventures	$637	$(244)	$5,433	$5,410	$11,236

        (a)   The mortgage debt, all of which is non-recourse, is collateralized by the individual real estate properties within each venture.

In most cases the Company’s share of debt related to its unconsolidated joint ventures is the same as its ownership percentage in the venture.  However, in the case of the Rubicon Joint Venture and the Maitland Joint Venture, the Company’s share of debt is disproportionate to its ownership percentage.  The disproportionate debt structure was created to meet the Company’s partner’s financing criteria.  In the Rubicon Joint Venture, Parkway owns a 20% interest in the venture but assumed 13.85% of the debt.  In the Maitland Joint Venture, the Company owns a 20% interest in the venture and assumed none of the debt. The terms related to Parkway's share of unconsolidated joint venture mortgage debt are summarized below (in thousands):

				Parkway’s	Monthly	Loan	Loan
	Type of	Interest		Share of	Debt	Balance	Balance
Joint Venture	Debt Service	Rate	Maturity	Debt	Service	06/30/08	12/31/07

Wink-Parkway Partnership	Amortizing	8.625%	07/01/09	50.00%	$ 5	$ 61	$ 88
Maitland JV	Amortizing	4.390%	06/01/11	0.00%	-	-	-
Rubicon JV	Interest Only	4.865%	01/01/12	13.85%	30	7,200	7,200
Jackson JV	Interest Only	5.840%	07/01/15	20.00%	12	2,520	2,520
					$ 47	$ 9,781	$ 9,808

Weighted average interest rate at end of period						5.140%	5.149%

                The following table presents Parkway's proportionate share of principal payments due for mortgage debt in unconsolidated joint ventures as of June 30, 2008 (in thousands):

	Wink	Jackson	Rubicon	Maitland
	Partnership	JV	JV	JV	Total
2008 (Remaining six months)	$28	$-	$-	$-	$28
2009	33	12	100	-	145
2010	-	33	114	-	147
2011	-	35	119	-	154
2012	-	37	6,867	-	6,904
2013	-	39	-	-	39
Thereafter	-	2,364	-	-	2,364
	$61	$2,520	$7,200	$-	$9,781

                Income statement information for the unconsolidated joint ventures is summarized below for the three months ended June 30, 2008 and 2007 (in thousands):

Results of Operations
	Three Months Ended June 30, 2008
	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	JV	Building	JV	JV	JV	Total

Unconsolidated Joint Ventures (100%):
Revenues	$108	$94	$655	$2,566	$1,155	$4,578
Operating Expenses	(2)	(20)	(345)	(977)	(400)	(1,744)
Net Operating Income	106	74	310	1,589	755	2,834
Interest Expense	-	(7)	(184)	(639)	(202)	(1,032)
Loan Cost Amortization	-	(1)	(1)	(16)	(3)	(21)
Depreciation and Amortization	-	(6)	(153)	(513)	(214)	(886)
Net Income (Loss)	$106	$60	$(28)	$421	$336	$895

Parkway’s Share of Unconsolidated
Joint Ventures:
Net Income (Loss)	$32	$30	$(6)	$125	$108	$289
Depreciation and Amortization	$-	$3	$30	$103	$43	$179
Property Management Fees	$-	$-	$39	$99	$31	$169
Incentive Fee	$5	$-	$-	$-	$-	$5

Interest Expense	$-	$3	$37	$89	$-	$129
Loan Cost Amortization	$-	$1	$-	$1	$-	$2

Other Supplemental Information:
Distributions from Unconsolidated JVs	$38	$-	$13	$95	$171	$317

Results of Operations
	Three Months Ended June 30, 2007
	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	JV	Building	JV	JV	JV	Total

Unconsolidated Joint Ventures (100%):
Revenues	$2	$87	$649	$2,566	$1,093	$4,397
Operating Expenses	(12)	(33)	(301)	(1,025)	(429)	(1,800)
Net Operating Income (Loss)	(10)	54	348	1,541	664	2,597
Interest Expense	-	(5)	(184)	(639)	(207)	(1,035)
Loan Cost Amortization	-	(1)	(1)	(16)	(3)	(21)
Depreciation and Amortization	-	(6)	(135)	(493)	(165)	(799)
Net Income (Loss)	$(10)	$42	$28	$393	$289	$742

Parkway’s Share of Unconsolidated
Joint Ventures:
Net Income (Loss)	$(3)	$21	$6	$119	$100	$243
Depreciation and Amortization	$-	$3	$27	$98	$33	$161
Property Management Fees	$-	$-	$26	$108	$40	$174
Incentive Fee	$27	$-	$-	$-	$-	$27

Interest Expense	$-	$3	$37	$88	$-	$128
Loan Cost Amortization	$-	$1	$-	$2	$-	$3

Other Supplemental Information:
Distributions from Unconsolidated JVs	$89	$-	$23	$173	$69	$354

Results of Operations
	Six Months Ended June 30, 2008
	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	JV	Building	JV	JV	JV	Total

Unconsolidated Joint Ventures (100%):
Revenues	$108	$189	$1,289	$5,120	$2,308	$9,014
Operating Expenses	(2)	(47)	(686)	(1,953)	(787)	(3,475)
Net Operating Income	106	142	603	3,167	1,521	5,539
Interest Expense	-	(7)	(368)	(1,279)	(405)	(2,059)
Loan Cost Amortization	-	(1)	(2)	(32)	(7)	(42)
Depreciation and Amortization	-	(12)	(295)	(1,025)	(424)	(1,756)
Net Income (Loss)	$106	$122	$(62)	$831	$685	$1,682

Parkway’s Share of Unconsolidated
Joint Ventures:
Net Income (Loss)	$32	$61	$(12)	$247	$219	$547
Depreciation and Amortization	$-	$6	$59	$205	$85	$355
Property Management Fees	$-	$-	$108	$189	$86	$383
Incentive Fee	$5	$-	$-	$-	$-	$5

Interest Expense	$-	$3	$74	$177	$-	$254
Loan Cost Amortization	$-	$1	$-	$4	$-	$5

Other Supplemental Information:
Distributions from Unconsolidated JVs	$38	$-	$26	$174	$461	$699

Results of Operations
	Six Months Ended June 30, 2007
	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	JV	Building	JV	JV	JV	Total

Unconsolidated Joint Ventures (100%):
Revenues	$2	$200	$1,329	$5,150	$2,206	$8,887
Operating Expenses	(37)	(49)	(643)	(1,907)	(809)	(3,445)
Net Operating Income (Loss)	(35)	151	686	3,243	1,397	5,442
Interest Expense	-	(11)	(368)	(1,272)	(414)	(2,065)
Loan Cost Amortization	-	(1)	(2)	(31)	(8)	(42)
Depreciation and Amortization	-	(12)	(275)	(984)	(322)	(1,593)
Income (Loss) Before Gain on Sale of Real Estate	(35)	127	41	956	653	1,742
Gain on Sale of Real Estate	166	-	-	-	-	166
Net Income	$131	$127	$41	$956	$653	$1,908
Parkway’s Share of Unconsolidated
Joint Ventures:
Income (Loss) Before Gain of Sale of Real Estate	$(11)	$64	$9	$271	$215	$548
Gain on Sale of Real Estate	50	-	-	-	-	50
Net Income	$39	$64	$9	$271	$215	$598
Depreciation and Amortization	$-	$6	$55	$196	$65	$322
Property Management Fees	$-	$-	$84	$178	$74	$336
Incentive Fee	$27	$-	$-	$-	$-	$27

Interest Expense	$-	$6	$74	$175	$-	$255
Loan Cost Amortization	$-	$2	$-	$4	$-	$6

Other Supplemental Information:
Distributions from Unconsolidated JVs	$89	$-	$47	$450	$173	$759

(9)           Capital and Financing Transactions

                As of June 30, 2008, the Company had a total of $238.9 million outstanding under the line of credit and was in compliance with all loan covenants under the credit facility.  The Company’s line of credit allows Parkway to borrow up to a combined $311.0 million.  Based on the loan covenants, the Company had $44.5 million in additional capacity available on the line of credit as of June 30, 2008.

                In connection with the Ohio PERS Fund I investments during the first quarter of 2008 discussed in Note 4 – Acquisitions, total non–recourse first mortgage debt was placed in the amount of $142.2 million at a weighted average interest rate of 5.7%.  The portion of mortgage debt attributable to the fund was $129.2 million, and $13.0 million was attributable to Parkway.  The mortgages are secured by the respective properties, have one to three year interest only periods and mature in 2016.

                On August 3, 2007, the Board of Directors authorized the repurchase of up to 1.7 million shares of Parkway’s outstanding common stock through July 30, 2008.  The shares may be purchased in the open market or in privately negotiated transactions, and at times and in amounts that the Company deems appropriate.  In 2007, the Company had purchased approximately 687,000 shares for $29.1 million, which equates to an average price of $42.36 per share.  No shares were purchased under this authorization during the six months ended June 30, 2008.

                On February 1, 2008, the Company paid off two mortgage notes payable secured by the 400 North Belt and Woodbranch buildings in Houston, Texas with a total principal balance of $3.5 million with advances under the line of credit.  The mortgages had an interest rate of 8.25% and were scheduled to mature on August 1, 2011.  The Company recognized a total of $401,000 in expense associated with the prepayment of these mortgages.

On May 2, 2008, the Company completed a $60.0 million recourse mortgage loan related to the refinance of a $41.4 million mortgage that was scheduled to mature in September 2008.  The loan is secured by the Company’s Capital City Plaza building in Atlanta, Georgia.  The interest rate on the loan is a variable rate based on LIBOR plus 165 basis points.  The loan term is for two years, with a one-year extension option at the Company’s discretion. The excess loan proceeds of $18.4 million were used to pay down the Company’s line of credit.  The Company recorded a gain on the prepayment of $388,000 associated with the write off of the debt premium in the second quarter of 2008.  The mortgage represented the Company’s only outstanding maturity in 2008.

                During the second quarter of 2008, the Company entered into the following interest rate swap agreements:

•         Interest rate swap agreement with Regions Bank for a $100 million notional amount that fixes the 30-day LIBOR interest rate at 3.635%, which equates to a total interest rate of 4.935%, for the period January 1, 2009, through March 31, 2011. The swap agreement serves as a hedge of the variable interest rates on a portion of the borrowings under the Company’s line of credit.

•         Interest rate swap agreement with US Bank for a $23.5 million notional amount that fixes the 30-day LIBOR interest rate at 4.05%, which equates to a total interest rate of 5.55%, for the period January 1, 2009, through December 1, 2014. The swap agreement serves as a hedge of the variable interest rates on the borrowings under the Pinnacle at Jackson Place Senior New Market Tax Credits mortgage loan.

(10)         Minority Interest – Real Estate Partnerships

The Company has an interest in two joint ventures that are included in its consolidated financial statements. Information relating to these consolidated joint ventures is detailed below.

		Parkway’s	Square Feet
Joint Venture Entity and Property Name	Location	Ownership %	(In thousands)
Parkway Moore, LLC/ Moore Building Associates, LP
Toyota Center	Memphis, TN	75.025%	175

Parkway Properties Office Fund, LP
Desert Ridge I, II and Shops	Phoenix, AZ	26.500%	293
Maitland 100	Orlando, FL	25.000%	128
555 Winderley	Orlando, FL	25.000%	102
Gateway Center	Orlando, FL	25.000%	228
BellSouth Building	Jacksonville, FL	25.000%	92
Centurion Centre	Jacksonville, FL	25.000%	88
100 Ashford Center	Atlanta, GA	25.000%	157
Peachtree Ridge	Atlanta, GA	25.000%	163
Overlook II	Atlanta, GA	25.000%	261
Citicorp Plaza	Chicago, IL	40.000%	600
Chatham Centre	Schaumburg, IL	25.000%	206
Renaissance Center	Memphis, TN	25.000%	190
1401 Enclave Parkway	Houston, TX	25.000%	209
Total Parkway Properties Office Fund, LP			2,717

Total Consolidated Joint Ventures			2,892

Moore Building Associates, LP (“MBALP”) was established for the purpose of owning a commercial office building (the Toyota Center in Memphis, Tennessee).  In acting as the general partner, Parkway is committed to providing additional funding to meet partnership operating deficits up to an aggregate amount of $1 million.  Parkway receives income from MBALP in the form of interest from a construction note receivable, incentive management fees and property management fees.  Parkway also receives interest income on a note receivable from Parkway Moore, LLC (“PMLLC”).  Any intercompany asset, liability, revenue and expense accounts between Parkway and MBALP and PMLLC have been eliminated.

Parkway serves as the general partner of Parkway Properties Office Fund, LP (“Ohio PERS Fund I”) and provides asset management, property management, leasing and construction management services to the fund, for which it is paid market-based fees.  Cash distributions from the fund are made to each joint venture partner based on their percentage of ownership in the fund.  Since Parkway is the sole general partner and has the authority to make major decisions on behalf of the fund, Parkway is considered to have a controlling interest.  Accordingly, Parkway is required to include the fund in its consolidated financial statements.  As of February 15, 2008, Ohio PERS Fund I was fully invested.

Minority interest in real estate partnerships represents the other partners’ proportionate share of equity in the partnerships discussed above at June 30, 2008.  Income is allocated to minority interest based on the weighted average percentage ownership during the year.

On May 14, 2008 Parkway formed Parkway Properties Office Fund II, LP (“Texas Teachers Fund II”), a $750 million discretionary fund with the Teacher Retirement System of Texas (“TRS”), for the purpose of acquiring high-quality multi-tenant office properties.   TRS will be a 70% investor, and Parkway will be a 30% investor in the fund, which will be capitalized with approximately $375 million of equity capital and $375 million of non-recourse, fixed-rate first mortgage debt.  Parkway’s share of the equity contribution for the fund will be $112.5 million and will be funded with proceeds from sales, line of credit advances and/or sales of securities.  The fund will target investments in office buildings in Houston, Austin, San Antonio, Chicago, Atlanta, Phoenix, Charlotte, Memphis, Nashville, Jacksonville, Orlando, Tampa/St. Petersburg, Ft. Lauderdale, as well as other growth markets to be determined at Parkway’s discretion.

Parkway will serve as the general partner of Texas Teachers Fund II and will provide asset management, property management, and leasing and construction management services to the fund for which it will be paid market-based fees.  Parkway will have four years to identify and acquire properties, with funds contributed as needed to complete acquisitions.  Parkway will exclusively represent the fund in making acquisitions within the target markets and within certain predefined criteria.  Parkway may continue to make fee-simple acquisitions in markets outside of the target markets, acquire properties within the target markets that do not meet the fund’s specific criteria or sell any currently owned properties.  As of June 30, 2008, there have been no acquisitions of assets on behalf of Texas Teachers Fund II.

(11)         Share Based Compensation

                Effective January 1, 2003, the stockholders of the Company approved Parkway’s 2003 Equity Incentive Plan (the “2003 Plan”) that authorized the grant of up to 200,000 equity based awards to employees of the Company.  At present, it is Parkway’s intention to grant restricted shares and/or deferred incentive share units instead of stock options.  Restricted shares and deferred incentive share units are valued based on the New York Stock Exchange closing market price of Parkway common shares (NYSE ticker symbol, PKY) as of the date of grant.

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

Compensation expense related to restricted shares and deferred incentive share units of $918,000 and $727,000 was recognized for the six months ended June 30, 2008 and 2007, respectively.  Total compensation expense related to nonvested awards subject to service conditions not yet recognized was $4.5 million as of June 30, 2008.  The weighted average period over which this expense is expected to be recognized is approximately 2.5 years.  Total potential compensation expense associated with shares that vest based on performance conditions is $1.5 million as of June 30, 2008.

                Restricted shares and deferred incentive share units are forfeited if an employee leaves the Company before the vesting date.  Shares and/or units that are forfeited become available for future grant under the 2003 Plan.

                During the six months ended June 30, 2008, the Board of Directors approved the grant of 38,017 restricted shares to officers of the Company.  The shares were valued at $1.2 million and 36,975 shares will vest four years from grant date and 1,042 shares will vest subject to achievement of the cumulative goals of the GEAR UP plan, which will end on December 31, 2008.

                A summary of the Company’s restricted shares and deferred incentive share unit activity for the six months ended June 30, 2008 is as follows:

		Weighted		Weighted
		Average	Deferred	Average
	Restricted	Grant-Date	Incentive	Grant-Date
	Shares	Fair Value	Share Units	Fair Value
Outstanding at December 31, 2007	220,999	$40.72	21,835	$45.96
Granted	38,017	32.39	-	-
Forfeited	-	-	(1,045)	45.42
Outstanding at June 30, 2008	259,016	$39.50	20,790	$45.99

 (12)        Segment Information

                Parkway’s primary business is the ownership and operation of office properties. The Company accounts for each office property or groups of related office properties as an individual operating segment.  Parkway has aggregated its individual operating segments into a single reporting segment due to the fact that the individual operating segments have similar operating and economic characteristics.

                The Company believes that the individual operating segments exhibit similar economic characteristics such as being leased by the square foot, sharing the same primary operating expenses and ancillary revenue opportunities and being cyclical in the economic performance based on current supply and demand conditions.  The individual operating segments are also similar in that revenues are derived from the leasing of office space to customers and each office property is managed and operated consistently in accordance with Parkway’s standard operating procedures.  The range and type of customer uses of our properties is similar throughout our portfolio regardless of location or class of building and the needs and priorities of our customers do not vary from building to building. Therefore, Parkway’s management responsibilities do not vary from location to location based on the size of the building, geographic location or class.

The management of the Company evaluates the performance of the reportable office segment based on funds from operations applicable to common shareholders (“FFO”).  Management believes that FFO is an appropriate measure of performance for equity REITs and computes this measure in accordance with the National Association of Real Estate Investment Trusts' ("NAREIT") definition of FFO.  Funds from operations is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles "GAAP"), excluding gains or losses from sales of property and extraordinary items under GAAP, plus depreciation and amortization, and after adjustments to derive the Company’s pro rata share of FFO of consolidated and unconsolidated joint ventures.  Further, the Company does not adjust FFO to eliminate the effects of non-recurring charges.  The Company believes that FFO is a meaningful supplemental measure of its operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses.  However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient.  Thus, NAREIT created FFO as a supplemental measure of operating performance for real estate investment trusts that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP.  The Company believes that the use of FFO, combined with the required GAAP presentations, has been beneficial in improving the understanding of operating results of real estate investment trusts among the investing public and making comparisons of operating results among such companies more meaningful.  FFO as reported by Parkway may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition.  Funds from operations do not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States and is not an indication of cash available to fund cash needs.  Funds from operations should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

The following is a reconciliation of FFO and net income available to common stockholders for office properties and total consolidated entities for the three months ended June 30, 2008 and 2007.  Amounts presented as “Unallocated and Other” represent primarily income and expense associated with providing management services, corporate general and administration expense, interest expense on unsecured lines of credit and preferred dividends.

	As of or for the three months ended June 30, 2008			As of or for the three months ended June 30, 2007
	Office	Unallocated		Office	Unallocated
	Properties	and Other	Consolidated	Properties	and Other	Consolidated
	(in thousands)			(in thousands)

Property operating revenues (a)	$68,684	$-	$68,684	$60,523	$-	$60,523
Property operating expenses (b)	(32,683)	-	(32,683)	(28,573)	-	(28,573)
Property net operating income from continuing operations	36,001	-	36,001	31,950	-	31,950

Management company income	-	410	410	-	431	431
Interest and other income	-	306	306	-	72	72
Interest expense (c)	(12,249)	(3,103)	(15,352)	(11,267)	(2,785)	(14,052)
Management company expenses	-	(432)	(432)	-	(276)	(276)
General and administrative expenses	-	(2,091)	(2,091)	-	(1,600)	(1,600)
Other expense	-	(1)	(1)	-	(1)	(1)
Equity in earnings of unconsolidated joint ventures	289	-	289	243	-	243
Adjustment for depreciation and amortization – unconsolidated joint ventures	179	-	179	161	-	161
Adjustment for depreciation and amortization – discontinued operations	169	-	169	147	-	147
Adjustment for minority interest – real estate partnerships	(2,835)	-	(2,835)	(1,268)	-	(1,268)
Income from discontinued operations	140	-	140	219	-	219
Dividends on preferred stock	-	(1,200)	(1,200)	-	(1,200)	(1,200)
Funds from operations available to common stockholders	21,694	(6,111)	15,583	20,185	(5,359)	14,826

Depreciation and amortization	(23,269)	-	(23,269)	(19,022)	-	(19,022)
Depreciation and amortization – unconsolidated joint ventures	(179)	-	(179)	(161)	-	(161)
Depreciation and amortization – discontinued operations	(169)	-	(169)	(147)	-	(147)
Depreciation and amortization - minority interest - real estate partnerships	4,898	-	4,898	2,284	-	2,284
Gain on sale of real estate	-	-	-	20,260	-	20,260
Net income (loss) available to common stockholders	$2,975	$(6,111)	$(3,136)	$23,399	$(5,359)	$18,040

Capital expenditures (d)	$9,563	$-	$9,563	$18,628	$-	$18,628

(a) Included in property operating revenues are rental revenues, customer reimbursements, parking income and other income.

(b) Included in property operating expenses are real estate taxes, insurance, contract services, repairs and maintenance and other property operating expenses.

(c)    Interest expense for office properties represents interest expense on property secured mortgage debt and interest on subsidiary redeemable preferred         membership interests.  It does not include interest expense on the unsecured lines of credit, which is included in “Unallocated and Other”.

(d) Capital expenditures include building improvements, tenant improvements and deferred leasing costs.

The following is a reconciliation of FFO and net income available to common stockholders for office properties and total consolidated entities for the six months ended June 30, 2008 and 2007.  Amounts presented as “Unallocated and Other” represent primarily income and expense associated with providing management services, corporate general and administration expense, interest expense on unsecured lines of credit and preferred dividends.

	As of or for the six months ended June 30, 2008			As of or for the six months ended June 30, 2007
	Office	Unallocated		Office	Unallocated
	Properties	and Other	Consolidated	Properties	and Other	Consolidated
	(in thousands)			(in thousands)

Property operating revenues (a)	$134,136	$-	$134,136	$121,500	$-	$121,500
Property operating expenses (b)	(64,108)	-	(64,108)	(56,482)	-	(56,482)
Property net operating income from continuing operations	70,028	-	70,028	65,018	-	65,018

Management company income	-	907	907	-	764	764
Interest and other income	-	674	674	-	218	218
Interest expense (c)	(24,521)	(6,352)	(30,873)	(21,775)	(5,361)	(27,136)
Management company expenses	-	(921)	(921)	-	(544)	(544)
General and administrative expenses	-	(4,386)	(4,386)	-	(3,245)	(3,245)
Other expense	-	(2)	(2)	-	(2)	(2)
Equity in earnings of unconsolidated joint ventures	547	-	547	548	-	548
Adjustment for depreciation and amortization – unconsolidated joint ventures	355	-	355	322	-	322
Adjustment for depreciation and amortization – discontinued operations	344	-	344	301	-	301
Adjustment for minority interest – real estate partnerships	(4,558)	-	(4,558)	(3,188)	-	(3,188)
Income from discontinued operations	207	-	207	329	-	329
Gain on non depreciable assets	-	-	-	50	-	50
Dividends on preferred stock	-	(2,400)	(2,400)	-	(2,400)	(2,400)
Funds from operations available to common stockholders	42,402	(12,480)	29,922	41,605	(10,570)	31,035

Depreciation and amortization	(45,262)	-	(45,262)	(38,079)	-	(38,079)
Depreciation and amortization – unconsolidated joint ventures	(355)	-	(355)	(322)	-	(322)
Depreciation and amortization - discontinued operations	(344)	-	(344)	(301)	-	(301)
Depreciation and amortization - minority interest - real estate partnerships	9,108	-	9,108	4,675	-	4,675
Gain on sale of real estate	-	-	-	20,260	-	20,260
Net income (loss) available to common stockholders	$5,549	$(12,480)	$(6,931)	$27,838	$(10,570)	$17,268

Total assets	$1,737,518	$15,154	$1,752,672	$1,515,144	$6,625	$1,521,769

Office and parking properties	$1,514,559	$-	$1,514,559	$1,313,142	$-	$1,313,142

Investment in unconsolidated joint ventures	$11,091	$-	$11,091	$11,066	$-	$11,066

Capital expenditures (d)	$19,229	$-	$19,229	$24,992	$-	$24,992

(a) Included in property operating revenues are rental revenues, customer reimbursements, parking income and other income.

(b) Included in property operating expenses are real estate taxes, insurance, contract services, repairs and maintenance and other property operating expenses.

(c)    Interest expense for office properties represents interest expense on property secured mortgage debt and interest on subsidiary redeemable preferred         membership interests.  It does not include interest expense on the unsecured lines of credit, which is included in “Unallocated and Other”.

(d) Capital expenditures include building improvements, tenant improvements and deferred leasing costs.

(13)         Subsequent Events

As discussed in Note 5 – Office Property Held for Sale, on July 15, 2008, the Company sold Town Point Center to an unrelated third party for a gross sales price of $12.8 million and will record a gain on the sale of approximately $1.6 million in the third quarter of 2008.  In accordance with generally accepted accounting principles, all current and prior period income from Town Point Center has been classified as discontinued operations.

                Subsequent to June 30, 2008, the Company executed respective purchase and sale agreements, with $3.0 million in combined non-refundable deposits, on Capitol Center in Columbia, South Carolina, and Wachovia Plaza in St. Petersburg, Florida.  Gross sales proceeds are estimated to be $73.5 million with estimated gains to be recorded of approximately $21.0 million.  The net proceeds from the sales will be used to reduce the Company’s line of credit and to retire the existing mortgage debt on Capitol Center of $18.2 million.  The Company will incur a debt prepayment penalty of approximately $2.2 million in connection with the early extinguishment of the Capitol Center mortgage.  The asset sales are subject to customary final closing requirements and due diligence documentation, and the Company expects that these sales will be completed late in the third quarter of 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Parkway is a self-administered and self-managed REIT specializing in the operation, leasing, acquisition and ownership of office properties.  The Company performs these services for its own account and for other institutional investors through co-ownership structures such as discretionary funds and/or partnerships.  The Company is geographically focused on the Southeastern and Southwestern United States and Chicago.  Currently, Parkway owns or has an interest in 68 office properties located in 11 states with an aggregate of approximately 14.0 million square feet of leasable space.  Included in the portfolio are one discretionary fund and several partnership arrangements which encompass 21 properties totaling 3.8 million square feet, representing 27% of the portfolio.  With the discretionary fund and/or partnerships, the Company receives fees for asset management, property management, leasing and construction management services and potentially receives incentive fees upon sale if certain investment targets are achieved.  Increasing the number of co-investments, and consequently the related fee income, is part of the Company’s strategy to transform itself to an operator-owner versus an owner-operator.   The strategy highlights the Company’s strength in providing excellent service in the operation and acquisition of office properties for investment clients in addition to its direct ownership of real estate assets. Fee-based real estate services are offered through the Company’s wholly owned subsidiary, Parkway Realty Services LLC, which also manages and/or leases approximately 1.8 million square feet for third party owners as of July 1, 2008. A significant phase of the transformation to an operator-owner is currently under way through the Company’s GEAR UP Plan, which started January 1, 2006 and ends December 31, 2008.  The Company generates revenue primarily by leasing office space to its customers and providing management and leasing services to third party office property owners (including joint venture interests).  The primary drivers behind Parkway’s revenues are occupancy, rental rates and customer retention.

Occupancy.  Parkway’s revenues are dependent on the occupancy of its office buildings.  As of July 1, 2008, occupancy of Parkway’s office portfolio was 91.3% compared to 90.3% as of April 1, 2008 and 91.6% as of July 1, 2007.  Not included in the July 1, 2008 occupancy rate are 34 signed leases totaling 117,000 square feet, which commence during the third and fourth quarters of 2008 and will raise Parkway’s percentage leased to 92.1%.  To combat rising vacancy, Parkway utilizes innovative approaches to produce new leases.  These include the Broker Bill of Rights, a short-form service agreement and customer advocacy programs which are models in the industry and have helped the Company maintain occupancy around 90% during a time when the national occupancy rate is approximately 86%.

Rental Rates.  An increase in vacancy rates has the effect of reducing market rental rates and vice versa.  Parkway’s leases typically have three to seven year terms.  As leases expire, the Company replaces the existing leases with new leases at the current market rental rate.  As of July 1, 2008, Parkway had $1.34 per square foot in rental rate embedded growth in its office property leases.  Embedded growth is defined as the difference between the weighted average in place cash rents and the weighted average market rental rate.

Customer Retention.  Keeping existing customers is important as high customer retention leads to increased occupancy, less downtime between leases, and reduced leasing costs.  Parkway estimates that it costs five to six times more to replace an existing customer with a new one than to retain the customer.  In making this estimate, Parkway takes into account the sum of revenue lost during downtime on the space plus leasing costs, which rise as market vacancies increase.  Therefore, Parkway focuses a great deal of energy on customer retention.  Parkway's operating philosophy is based on the premise that it is in the customer retention business.  Parkway seeks to retain its customers by continually focusing on operations at its office properties.  The Company believes in providing superior customer service; hiring, training, retaining and empowering each employee; and creating an environment of open communication both internally and externally with customers and stockholders.  Over the past ten years, Parkway maintained an average 73% customer retention rate.  Parkway’s customer retention for the three months and six months ended June 30, 2008 was 87.1% and 73.7%, respectively, compared to 81.0% and 69.2% for the three months and six months ended June 30, 2007, respectively.

Strategic Planning.   Parkway is a focused office REIT with a hands-on, service-oriented approach, a disciplined asset allocation program and a willingness to recycle assets.  However, we see the future transformation taking Parkway from being an owner-operator to being an operator-owner.  On January 1, 2006, the Company initiated a new three-year operating plan referred to as the “GEAR UP” Plan that will serve as the spring board to transform Parkway from being first an owner of real estate and secondarily an operator of real estate for others to being first an operator of real estate for others that also owns an interest in the real estate.  The goals of the GEAR UP Plan are as follows:

•      Great People.  Great customer service starts with hiring great people, training them well and retaining them.  It will take great people to accomplish the ambitious goals of the Plan.

•      Equity Opportunities.  Over the last several years management has created a broad array of equity opportunities for Parkway.  On the private equity side this includes the use of discretionary funds, such as the funds with Ohio PERS and the Teacher Retirement System of Texas, and partnerships.  The judicious use of private equity provides a greater return on equity to the public shareholders. Parkway intends to contribute assets from its balance sheet to form new joint ventures and expects these subsequent ventures to be similar to discretionary funds in their duration and economics. On the public equity side, this includes the judicious use of common equity and preferred equity to manage the balance sheet and growth.

•       Asset Recycling. The Company has demonstrated its willingness in the past to sell assets when management believed the time was right.  At the start of the GEAR UP Plan, Parkway identified 25 buildings in twelve markets, totaling approximately 5 million rentable square feet to be part of the asset recycling program.  Most of these properties are smaller assets or located in smaller markets that do not fit with the Company strategy of owning larger assets in institutional markets.  The dispositions that are planned will help align the Company’s portfolio with its current acquisition criteria, which focuses on larger properties in institutional markets.  In most cases, Parkway will seek to keep a 10% to 30% joint venture interest in the properties being recycled and retain management and leasing agreements.  This is a fluid list of assets based on the Company’s evaluation of specific market conditions and review of the portfolio.  The other side of Asset Recycling is the reinvestment of proceeds from dispositions into other assets, either owned in the fee-simple format or owned jointly with a partner.

                These two goals, Equity Opportunities and Asset Recycling, are what combine to transform Parkway from being an owner-operator to being an operator-owner.  Management strongly believes that these actions will result in Parkway better leveraging its core strength of operating office properties and will be advantageous for the Company’s shareholders over the long term.  So whether we are in  an economy characterized by growth or recession, we believe purchasing assets with a good partner and leveraging our operating expertise through earning recurring fees allows us to increase our core portfolio in larger and more institutional markets and increase our earnings potential from the services provided.

•      Retain Customers.  Customer retention remains the cornerstone of the Company’s business and is why partners choose to partner with Parkway.  The goal is a customer retention rate of 70% to 75%.  The average customer retention rate since the inception of the GEAR UP Plan on January 1, 2006 is 71%, and we anticipate that the annual customer retention rate for 2008 will be in the range of 70% to 75%.

•       Uncompromising Focus on Operations.  Parkway is reaffirming its commitment to do that which it does best, and that is to operate office properties for maximum returns.

•      Performance.  In the planning process, management first decided what actions to take strategically over the three years of the GEAR UP Plan and secondly, modeled the economic impact of these actions.  Given the large component of Asset Recycling in the Plan, management selected a financial metric that would be most appropriate to measure the success of the Plan.   This led to the adoption of Cumulative Adjusted Funds Available for Distribution (“Cumulative Adjusted FAD”) as the metric for the GEAR UP Plan, with a target of $7.18 per share cumulative over three years.  Actual Adjusted FAD for 2006 and 2007 exceeded the amount projected by the Company at the beginning of the Plan.   Management set an internal target for fixed charge coverage before principal payments of 2.5 times as a measure of leverage for the plan.  While not a requirement in the plan, this self-imposed target serves to prevent the performance goals being met by over-leveraging the Company.

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

•      Fund I Acquisitions.  The Ohio PERS Fund I and Parkway purchased eleven office properties at an aggregate contract purchase price of $465.9 million, which is comprised of investments by the fund totaling $444.3 million plus an additional investment by Parkway of $21.6 million.  The Ohio PERS Fund I was fully invested as of February 15, 2008.

•     Fund II Formation.  On May 14, 2008, Parkway entered into a $750 million discretionary fund with the Teacher Retirement System of Texas (“TRS”) for the purpose of acquiring office properties.  TRS is a 70% investor and Parkway is a 30% investor.

•      Fee Simple Purchases.  Parkway purchased One Illinois Center in Chicago, Illinois at a contract purchase price of $198 million.

•     Other Purchases.  Parkway purchased an additional interest in Moore Building Associates, LP, which owns the Toyota Center in Memphis, Tennessee, for $1.4 million raising Parkway’s total ownership interest to 75.025%.

•      Equity Offering.  On December 18, 2006, the Company sold 600,000 shares of common stock to Banc of America Securities LLC at a gross offering price of $50.25 per share and a net price of $49.37 per share. The Company used the net proceeds of approximately $29.6 million to repay indebtedness outstanding under a $19.3 million mezzanine loan incurred in connection with the purchase of One Illinois Center and to make additional investments in office properties.

•      Stock Buyback.  On August 3, 2007, the Board of Directors authorized the repurchase of up to 1.7 million shares of Parkway’s outstanding common stock through July 30, 2008.  During 2007, the Company purchased approximately 687,000 shares of Parkway common stock under this authorization for $29.1 million, which equates to an average price of $42.36 per share.

Discretionary Funds.  On July 6, 2005, Parkway, through affiliated entities, entered into a limited partnership agreement forming a $500 million discretionary fund with Ohio PERS (“Ohio PERS Fund I”) for the purpose of acquiring high-quality multi-tenant office properties.  Ohio PERS is a 75% investor and Parkway is a 25% investor in the fund, which is capitalized with approximately $200 million of equity capital and $300 million of non-recourse, fixed-rate first mortgage debt.  As of February 15, 2008, the Ohio PERS Fund I was fully invested.

                The Ohio PERS Fund I targeted properties with an anticipated leveraged internal rate of return of greater than 11%.  Parkway serves as the general partner of the fund and provides asset management, property management, leasing and construction management services to the fund, for which it is paid market-based fees.  After each partner has received a 10% annual cumulative preferred return and a return of invested capital, 20% of the excess cash flow will be paid to the general partner and 80% will be paid to the limited partners.    Through its general partner and limited partner ownership interests, Parkway may receive a distribution of the cash flow equivalent to 40%.  The term of Ohio PERS Fund I will be seven years until February 2015, with provisions to extend the term for two additional one-year periods.

On May 14, 2008, Parkway, through affiliated entities, entered into a limited partnership agreement forming a $750 million discretionary fund, known as Parkway Properties Office Fund II, L.P., (“Texas Teachers Fund II”) with the Teacher Retirement System of Texas (“TRS”) for the purpose of acquiring high-quality multi-tenant office properties.  TRS is a 70% investor and Parkway is a 30% investor in the fund, which will be capitalized with approximately $375 million of equity capital and $375 million of non-recourse, fixed-rate first mortgage debt.  Parkway’s share of the equity contribution for the fund will be $112.5 million and will be funded with proceeds from sales, line of credit advances and/or sales of securities.  The Texas Teachers Fund II targets acquisitions in the core markets of Houston, Austin, San Antonio, Chicago, Atlanta, Phoenix, Charlotte, Memphis, Nashville, Jacksonville, Orlando, Tampa/St. Petersburg,  and other growth markets to be determined by Parkway.

The Texas Teachers Fund II targets properties with an anticipated leveraged internal rate of return of greater than 10%.  Parkway serves as the general partner of the fund and provides asset management, property management, leasing and construction management services to the fund, for which it will be paid market-based fees.  Cash will be distributed pro rata to each partner until a 9% annual cumulative preferred return is received and invested capital is returned.  Thereafter, 56% will be distributed to TRS and 44% to Parkway.  Parkway has four years from the inception date of Texas Teachers Fund II to identify and acquire properties (the “Investment Period”), with funds contributed as needed to close acquisitions.  Parkway will exclusively represent the fund in making acquisitions within the target markets and acquisitions with certain predefined criteria.  Parkway will not be prohibited from making fee-simple or joint venture acquisitions in markets outside of the target markets, acquiring properties within the target markets that do not meet Texas Teachers Fund II’s specific criteria or selling or joint venturing currently owned properties.  The term of Texas Teachers Fund II will be seven years from the expiration of the Investment Period, with provisions to extend the term for two additional one-year periods at the discretion of Parkway.

Financial Condition

Comments are for the balance sheet dated June 30, 2008 compared to the balance sheet dated December 31, 2007.

                Office and Parking Properties.  In 2008, Parkway continued the application of its strategy of operating and acquiring office properties, joint venturing interests in office assets, as well as liquidating non-core assets and office assets that no longer meet the Company’s investment criteria and/or the Company has determined value will be maximized by selling.  During the six months ended June 30, 2008, total assets increased $216.9 million or 14.1% and office and parking properties (before depreciation) increased $201.4 million or 13.0%.

                Purchases, Improvements and Development. Parkway’s investment in office and parking properties increased $200.0 million net of depreciation to a carrying amount of $1.5 billion at June 30, 2008, and consisted of 63 office and parking properties and one office property development.  The primary reason for the increase in office and parking properties relates to the net effect of the purchase of office properties, building improvements, development costs and depreciation recorded during the year.

                During the six months ended June 30, 2008, the Company incurred $14.5 million in development costs for the construction of The Pinnacle at Jackson Place, which is a 194,000 square foot Class A+ office building development adjacent to the Company’s headquarters building in Jackson, Mississippi.  The estimated cost of the development is $48.5 million with expected completion in the fall of 2008.  The Company has received commitments to lease approximately 71% of the new office space from four major customers.  Parkway is considering a joint venture structure for the development whereby Parkway will retain an ownership interest of approximately 20%.  The development is designed to utilize benefits available under the Gulf Opportunity Zone Act for new developments in areas affected by Hurricane Katrina.

                On January 18, 2008, Ohio PERS Fund I, of which Parkway owns 25%, purchased Gateway Center, a 228,000 square foot office property in the central business district of Orlando, Florida for a purchase price of $55.0 million.  The fund expects to spend an additional $2.8 million for closing costs, building improvements, leasing costs and tenant improvements during the first two years of ownership.  The purchase was funded with a $33.0 million first mortgage placement by the fund and with equity contributions from the partners.

                On January 31, 2008, the Company purchased Desert Ridge Corporate Center, a 293,000 square foot office project in Phoenix, Arizona for a purchase price of $81.6 million on behalf of Ohio PERS Fund I.  An additional $2.3 million is expected to be spent for closing costs, building improvements, leasing costs and tenant improvements during the first two years of ownership.  The purchase was funded with a $49.2 million first mortgage placement and with equity contributions from the partners.  Due to Ohio PERS Fund I’s $80.0 million limit on a single investment, Parkway’s effective ownership interest in this asset is 26.5%.

                On February 15, 2008, the Company purchased Citicorp Plaza, a 600,000 square foot office project in Chicago, Illinois for a purchase price of $100.0 million on behalf of Ohio PERS Fund I.  An additional $9.2 million is expected to be spent for closing costs, building improvements, leasing costs and tenant improvements during the first two years of ownership.  The purchase was funded with a $60.0 million first mortgage placement and with equity contributions from the partners.  Due to Ohio PERS Fund I’s $80.0 million limit on a single investment, Parkway’s effective ownership interest in this asset is 40%.

                During the six months ended June 30, 2008, the Company capitalized building improvements and additional purchase expenses of $15.3 million and recorded depreciation expense of $33.3 million related to its office and parking properties.

Office Property Held for Sale.  During the quarter ended June 30, 2008, Parkway classified Town Point Center, a 131,000 square foot office building in Norfolk, Virginia, as held for sale.    On July 15, 2008, the Company sold Town Point Center to an unrelated third party for a gross sales price of $12.8 million and will record a gain on the sale of approximately $1.6 million during the third quarter of 2008.  In accordance with generally accepted accounting principles, all current and prior period income from Town Point Center has been classified as discontinued operations.

Intangible Assets, Net.  For the six months ended June 30, 2008, intangible assets net of related amortization increased $20.7 million or 29.3% and was primarily due to the net effect of the purchase of three office investments during the period and amortization of the existing intangible assets for the period.

Notes Payable to Banks.  Notes payable to banks increased $26.5 million or 12.5% during the six months ended June 30, 2008.  At June 30, 2008, notes payable to banks totaled $238.9 million and the net increase is primarily attributable to the advances under the line of credit to purchase and develop real estate and make improvements to office properties offset by proceeds received from refinancing the mortgage secured by Capital City Plaza in Atlanta, Georgia.

                On May 7, 2008, the Company entered into an interest rate swap agreement with Regions Bank.  The interest rate swap is for a $100 million notional amount and fixes the 30-day LIBOR interest rate at 3.635%, which equates to a total interest rate of 4.935% for the period January 1, 2009 through March 31, 2011.  The swap serves as a hedge on the variable interest rates on a portion of the borrowings under the Company’s line of credit.

                Mortgage Notes Payable.  During the six months ended June 30, 2008, mortgage notes payable increased $161.2 million or 22.6% and is due to the net effect of scheduled principal payments on mortgages of $7.3 million, the prepayment of existing mortgage debt of $44.9 million, the placement of mortgage debt of $202.2 million and advances on mortgage debt of $11.2 million to fund The Pinnacle development.

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

                In connection with the Ohio PERS Fund I investments during the first quarter of 2008 discussed under “Financial Condition – Office and Parking Properties – Purchases, Improvements and Development”,  total non–recourse first mortgage debt was placed in the amount of $142.2 million at a weighted average interest rate of 5.7%.  The portion of mortgage debt attributable to Ohio PERS Fund I was $129.2 million, and $13.0 million was attributable to Parkway.  The mortgages are secured by the respective properties, have one to three year interest only periods and mature in 2016.

On April 4, 2008, the Company entered into an interest rate swap agreement with US Bank.  The interest rate swap is for a $23.5 million notional amount and fixes the 30-day LIBOR interest rate at 4.05%, which equates to a total interest rate of 5.55%, for the period January 1, 2009 through December 1, 2014.  The swap serves as a hedge of the variable interest rates on a portion of the mortgage debt placed on the Pinnacle development.

                On May 2, 2008, the Company completed a $60.0 million recourse mortgage loan related to the refinance of a $41.4 million mortgage that was scheduled to mature in September 2008.  The loan is secured by the Company’s Capital City Plaza building in Atlanta, Georgia.  The interest rate on the loan is a variable rate based on LIBOR plus 165 basis points.  The loan term is for two years, with a one-year extension option at the Company’s discretion. The excess loan proceeds of approximately $18.4 million were used to pay down the Company’s line of credit.  The Company recorded a gain on the prepayment of approximately $388,000 associated with the write off of the debt premium in the second quarter of 2008.  The mortgage represented the Company’s only outstanding maturity in 2008.

                The Company expects to continue seeking fixed-rate, non-recourse mortgage financing with maturities from five to ten years typically amortizing over 25 to 30 years on select office building investments as additional capital is needed.  The Company targets a debt to total market capitalization rate at a percentage in the range of 45% to 50%. This rate may vary at times pending acquisitions, sales and/or equity offerings.  In addition, volatility in the price of the Company’s common stock may affect the debt to total market capitalization ratio.  However, over time the Company plans to maintain a percentage in the range of 45% to 50%.  The Company calculates this ratio by including its proportionate share of any debt on assets held in funds and partnerships.  In addition to this debt ratio, the Company monitors interest, fixed charge and modified fixed charge coverage ratios.  The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA.  The modified fixed charge coverage ratio is computed by comparing cash interest accrued and preferred dividends paid to EBITDA. In connection with the GEAR UP Plan, management set an internal target for the modified fixed charge coverage ratio of 2.5 times as a measure of leverage for the plan.  While not a requirement of the plan, this self-imposed target serves to prevent the performance goals being met by over-leveraging the Company.  Management believes the debt to market capitalization, interest coverage, fixed charge coverage and modified fixed charge coverage ratios provide useful information on total debt levels as well as the Company’s ability to cover interest, principal and/or preferred dividend payments with current income. As of June 30, 2008, Parkway’s debt to total market capitalization rate was 61.3%, which is higher than the Company’s target range of 45% to 50%.  The increase in the rate was due primarily to a stock price decrease.

                The computation of the interest, fixed charge and modified fixed charge coverage ratios and the reconciliation of net income to EBITDA is as follows for the six months ended June 30, 2008 and 2007 (in thousands):

	Six Months Ended
	June 30
	2008	2007
Net Income (Loss)	$ (4,531)	$ 19,668
Adjustments to Net Income (Loss):
Interest expense	29,988	26,183
Amortization of financing costs	872	583
Prepayment expense – early extinguishment of debt	13	370
Depreciation and amortization	45,606	38,380
Amortization of share based compensation	918	727
Gain on real estate and non depreciable assets	-	(20,310)
Tax expense	-	105
EBITDA adjustments - unconsolidated joint ventures	614	583
EBITDA adjustments - minority interest in real estate partnerships	(14,926)	(7,470)
EBITDA (1)	$ 58,554	$ 58,819

Interest Coverage Ratio:
EBITDA	$ 58,554	$ 58,819
Interest expense:
Interest expense	$ 29,988	$ 26,183
Capitalized interest	343	37
Interest expense - unconsolidated joint ventures	254	255
Interest expense - minority interest in real estate partnerships	(5,689)	(2,723)
Total interest expense	$ 24,896	$ 23,752
Interest Coverage Ratio	2.35	2.48

Fixed Charge Coverage Ratio:
EBITDA	$ 58,554	$ 58,819
Fixed charges:
Interest expense	$ 24,896	$ 23,752
Preferred dividends	2,400	2,400
Principal payments (excluding early extinguishment of debt)	7,250	8,059
Principal payments - unconsolidated joint ventures	26	24
Principal payments - minority interest in real estate partnerships	(172)	(146)
Total fixed charges	$ 34,400	$ 34,089
Fixed Charge Coverage Ratio	1.70	1.73

Modified Fixed Charge Coverage Ratio:
EBITDA	$ 58,554	$ 58,819
Modified fixed charges:
Interest expense	$ 24,896	$ 23,752
Preferred dividends	2,400	2,400
Total modified fixed charges	$ 27,296	$ 26,152
Modified Fixed Charge Coverage Ratio	2.15	2.25

(1)           Parkway defines EBITDA, a non-GAAP financial measure, as net income before interest, income taxes, depreciation, amortization, losses on early extinguishment of debt and other gains and losses.  EBITDA, as calculated by us, is not comparable to EBITDA reported by other REITs that do not define EBITDA exactly as we do.

                The Company believes that EBITDA helps investors and Parkway’s management analyze the Company’s ability to service debt and pay cash distributions.  However, the material limitations associated with using EBITDA as a non-GAAP financial measure compared to cash flows provided by operating, investing and financing activities are that EBITDA does not reflect the Company’s historical cash expenditures or future cash requirements for working capital, capital expenditures or the cash required to make interest and principal payments on the Company’s outstanding debt.  Although EBITDA has limitations as an analytical tool, the Company compensates for the limitations by using EBITDA only to supplement GAAP financial measures.  Additionally, the Company believes that investors should consider EBITDA in conjunction with net income and the other required GAAP measures of its performance and liquidity to improve their understanding of Parkway’s operating results and liquidity.

                Parkway views EBITDA primarily as a liquidity measure and, as such, the GAAP financial measure most directly comparable to it is cash flows provided by operating activities.  Because EBITDA is not a measure of financial performance calculated in accordance with GAAP, it should not be considered in isolation or as a substitute for operating income, net income, cash flows provided by operating, investing and financing activities prepared in accordance with GAAP.  The following table reconciles EBITDA to cash flows provided by operating activities for the six months ended June 30, 2008 and 2007 (in thousands):

	Six Months Ended
	June 30
	2008	2007

EBITDA	$ 58,554	$ 58,819

Amortization of above market leases	247	698
Amortization of mortgage loan discount	(249)	-
Operating distributions from unconsolidated joint ventures	661	670
Interest expense	(29,988)	(26,183)
Prepayment expense early extinguishment of debt	(13)	(370)
Tax expense	-	(105)
Change in deferred leasing costs	(4,694)	(1,780)
Change in receivables and other assets	9,894	(2,434)
Change in accounts payable and other liabilities	(4,833)	1,171
Adjustments for minority interests	10,376	5,983
Adjustments for unconsolidated joint ventures	(1,161)	(1,131)
Cash flows provided by operating activities	$ 38,794	$ 35,338

                Minority Interest – Real Estate Partnerships. During the six months ended June 30, 2008, minority interest associated with real estate partnerships increased $54.7 million or 68.0%.  The increase is attributable to the minority interest partner’s equity contribution toward the three Ohio PERS Fund I office investments during the first quarter of 2008 discussed under “Financial Condition – Office and Parking Properties – Purchases, Improvements and Development”.

                Stockholders’ Equity. Stockholders’ equity decreased $23.5 million or 5.3% during the six months ended June 30, 2008, as a result of the following (in thousands):

Increase
(Decrease)
Net loss	$(4,531)
Change in market value of interest rate swaps	829
Comprehensive loss	(3,702)
Common stock dividends declared	(19,813)
Preferred stock dividends declared	(2,400)
Exercise of stock options	779
Shares issued in lieu of Directors fees	140
Share based compensation expense	918
Shares distributed from deferred compensation plan	626
$(23,452)

                On August 3, 2007, the Board of Directors authorized the repurchase of up to 1.7 million shares of Parkway’s outstanding common stock through July 30, 2008.  The shares may be purchased in the open market or in privately negotiated transactions, and at times and in amounts that the Company deems appropriate.  No shares were purchased under this authorization during the six months ended June 30, 2008.

Results of Operations

Comments are for the three months and six months ended June 30, 2008 compared to the three months and six months ended June 30, 2007.

                Net loss available to common stockholders for the three months ended June 30, 2008 was $3.1 million ($0.21 per basic common share) as compared to net income available to common stockholders of $18.0 million ($1.15 per basic common share) for the three months ended June 30, 2007.  Net loss available to common stockholders for the six months ended June 30, 2008 was $6.9 million ($0.46 per basic common share) as compared to net income available to common stockholders of $17.3 million ($1.10 per basic common share) for the six months ended June 30, 2007.  The primary reason for the increase in net loss is due to net gains on the sale of real estate of $20.3 during the three months and six months ended June 30, 2007.

                Office and Parking Properties.  The analysis below includes changes attributable to same store properties, acquisitions and dispositions of office properties.  Same store properties are those that the Company owned for the current and prior year reporting periods, excluding properties classified as discontinued operations.  At June 30, 2008, same store properties consisted of 57 properties comprising 11.6 million square feet.  Properties acquired in 2007 and 2008 that do not meet the definition of same store properties consisted of five properties with 1.4 million square feet.

                The following table represents revenue from office and parking properties for the three months and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30				Six Months Ended June 30
			Increase	%			Increase	%
	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change
Revenue from office and parking properties:
Same store properties	$60,381	$58,239	$2,142	3.7%	$120,246	$117,135	$3,111	2.7%
Properties acquired in 2007	1,614	274	1,340	489.1%	3,446	274	3,172	1,157.7%
Properties acquired in 2008	6,691	-	6,691	0.0%	10,454	-	10,454	0.0%
Properties disposed	(2)	2,010	(2,012)	-100.1%	(10)	4,091	(4,101)	-100.2%
Total revenue from office and
parking properties	$68,684	$60,523	$8,161	13.5%	$134,136	$121,500	$12,636	10.4%

                Revenue from office and parking properties for same store properties increased $2.1 million and $3.1 million for the three months and six months ended June 30, 2008, respectively, compared to the same period for 2007.  The primary reason for the increase is due to an increase in same store average rental rates for same store properties for the six months ended June 30, 2008 compared to June 30, 2007.  Average same store rental rates increased 2.7% for the six months ended June 30, 2008 compared to the same period of 2007.  Additionally, expense reimbursement income increased as a result of higher property operating expenses.

                The following table represents property operating expenses for the three months and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30				Six Months Ended June 30
			Increase	%			Increase	%
	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change
Expenses from office and parking properties:
Same store properties	$28,608	$27,410	1,198	4.4%	$57,369	$54,343	$3,026	5.6%
Properties acquired in 2007	907	110	797	724.5%	1,745	110	1,635	1486.4%
Properties acquired in 2008	3,179	-	3,179	0.0%	4,966	-	4,966	0.0%
Office property development	5	57	(52)	-91.2%	7	57	(50)	-87.7%
Properties disposed	(16)	996	(1,012)	-101.6%	21	1,972	(1,951)	-98.9%
Total expenses from office and
parking properties	$32,683	$28,573	$4,110	14.4%	$64,108	$56,482	$7,626	13.5%

                Property operating expenses for same store properties increased $1.2 million and $3.0 million for the three months and six months ended June 30, 2008, respectively, compared to the same period of 2007.  The primary reason for the increase is due to increased utilities and real estate taxes.

                Depreciation and amortization expense attributable to office and parking properties increased  $4.2 million and $7.2 million for the three months and six months ended June 30, 2008, respectively, compared to the same period for 2007 and is due to the additional depreciation associated with the acquisition of office properties and improvements to properties.

                Share Based Compensation Expense.  Effective January 1, 2006, Parkway adopted FASB Statement No. 123R, Share-Based Payment (“FAS 123R”) using the modified-prospective transition method. In the past the Company had granted stock options for a fixed number of shares to employees and directors with an exercise price equal to or above the fair value of the shares at the date of grant.  However, no stock options have been granted to employees since 2002 or to directors since 2003.  Since 2003, Parkway has elected to grant restricted shares and deferred incentive share units instead of stock options.  Therefore, the adoption of FAS 123R has not had a material impact on income from continuing operations, net income, cash flow from operations, cash flow from financing activities or basic and diluted earnings per share.

                During the six months ended June 30, 2008, the Board of Directors approved the grant of 38,017 restricted shares to officers of the Company.  The shares were valued at $1.2 million and 36,975 shares will vest four years from grant date and 1,042 shares will vest subject to achievement of the cumulative goals of the GEAR UP plan, which will end on December 31, 2008.  Compensation expense will not be recorded on the shares that vest based on performance conditions until the Company determines that it is probable that the goal will be achieved.  Therefore, no expense has been recorded to date for the shares that vest based on achievement of the cumulative goals of the GEAR UP Plan.

                Share based compensation expense of $918,000 and $727,000 was recognized for the six months ended June 30, 2008 and 2007, respectively.  Total compensation expense related to nonvested awards subject to service conditions not yet recognized was $4.5 million as of June 30, 2008.  The weighted average period over which this expense is expected to be recognized is approximately 2.5 years.  Total potential compensation expense associated with shares that vest based on performance conditions is $1.5 million as of June 30, 2008.

                General and Administrative Expense.  General and administrative expense increased $491,000 and $1.1 million for the three months and six months ended June 30, 2008, respectively, compared to the same period of 2007 and is primarily attributable to increased personnel costs and share based compensation expense.

                Interest Expense.  Interest expense, including amortization, increased $1.3 million  and $3.7 million for the three months ended and six months ended June 30, 2008, compared to the same period of 2007 and is comprised of the following (in thousands):

	Three Months Ended June 30				Six Months Ended June 30
			Increase	%			Increase	%
	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change
Interest expenses:
Mortgage interest expense	$12,362	$10,394	$1,968	18.9%	$23,942	$20,644	$3,298	16.0%
Bank line interest expense	2,952	2,687	265	9.9%	6,046	5,166	880	17.0%
Subsidiary redeemable preferred
membership interest	-	187	(187)	-100.0%	-	373	(373)	-100.0%
Debt prepayment (income) expense	(388)	494	(882)	-178.5%	13	370	(357)	-96.5%
Mortgage loan cost amortization	276	192	84	43.8%	567	389	178	45.8%
Bank loan cost amortization	150	98	52	53.1%	305	194	111	57.2%

Total interest expense	$15,352	$14,052	$1,300	9.3%	$30,873	$27,136	$3,737	13.8%

                Mortgage interest expense increased $2.0 million and $3.3 million for the three months and six months ended June 30, 2008, respectively, compared to the same period for 2007 and is due to the net effect of new loans placed in 2007 and 2008, the refinancing of one loan and the early extinguishment of two mortgages in 2008.  The average interest rate on mortgage notes payable as of June 30, 2008 and 2007 was 5.7% and 5.8%, respectively.

                Bank line interest expense increased $265,000 and $880,000 for the three months ended and six months ended June 30, 2008, respectively, compared to the same period of 2007 and is primarily due to an increase in average borrowings due to additional purchases of office investments offset by a decrease in average interest rate from 6.3% for the six months ended June 30, 2007 to 5.2% for the six months ended June 30, 2008.

Liquidity and Capital Resources

Statement of Cash Flows.   Cash and cash equivalents were $14.2 million and $11.3 million at June 30, 2008 and December 31, 2007, respectively.  Cash flows provided by operating activities for the six months ended June 30, 2008 were $38.8 million compared to $35.3 million for the same period of 2007.  The increase in cash flows from operating activities of $3.5 million is primarily attributable to the net effect of the timing of receipt of revenues and payment of expenses and offset by an increase in deferred leasing costs.

Cash used in investing activities was $260.0 million for the six months ended June 30, 2008 compared to cash used in investing activities of $17.8 million for the same period of 2007.  The increase in cash used in investing activities of $242.2 million is primarily due to office property purchases, office property improvements and development costs in 2008.

                Cash provided by financing activities was $224.1 million for the six months ended June 30, 2008 compared to cash used in financing activities of $13.8 million for the same period of 2007.  The increase in cash provided by financing activities of $237.9 million is primarily due to additional mortgage placements in 2008 and contributions from minority interest partners to fund office property purchases.

Liquidity.   The Company plans to continue pursuing the acquisition of additional investments that meet the Company’s investment criteria and intends to use the Company’s line of credit, proceeds from the sale of non-core assets and office properties, proceeds from the sale of portions of owned assets through joint ventures, possible sales of securities and cash balances to fund those acquisitions.

                The Company's cash flows are exposed to interest rate changes primarily as a result of its line of credit used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations.  The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  To achieve its objectives, the Company borrows at fixed rates, but also utilizes a four-year unsecured revolving credit facility, a five-year unsecured term loan and two one-year unsecured lines of credit (“the Company’s line of credit”).

                The Company’s line of credit allows Parkway to borrow up to a combined $311.0 million.  At June 30, 2008, the Company had a total of $238.9 million outstanding under its line of credit.  Based on the loan covenants, Parkway had $44.5 million in additional capacity available at June 30, 2008.  At June 30, 2008, the following amounts were outstanding under the line of credit (in thousands):

				Outstanding
Line of Credit	Lender	Interest Rate	Maturity	Balance
$9 Million Unsecured Line of Credit	Trustmark National Bank	3.8%	12/07/08	$ 9,000
$15 Million Unsecured Line of Credit	PNC Bank	3.8%	01/28/09	10,861
$236 Million Unsecured Line of Credit (1)	Wachovia Bank	4.8%	04/27/10	159,000
$60 Million Unsecured Term Loan (2)	Wachovia Bank	5.6%	04/27/11	60,000
		4.9%		$ 238,861

(1)     The interest rate on the $236 million unsecured line of credit interest rate is currently LIBOR plus 130 basis points.  The interest rate noted above represents the weighted average interest rate of short-term LIBOR borrowings, a $30 million interest rate swap that expires August 31, 2008 and a $50 million interest rate swap that expired June 30, 2008.    The Company pays an annual administration fee of $35,000 and fees on the unused portion of the revolver ranging between 12.5 and 20 basis points based upon overall Company leverage, with the rate set at 12.5 basis points at June 30, 2008.  The line includes rights to a one-year extension with the same terms through April 2011.

(2)   The interest rate on the $60 million term loan represents the weighted average interest rate of two interest rate swaps that expire December 31, 2008.

                The Company’s $236 million unsecured revolving credit facility and $60 million unsecured term loan are both led by Wachovia Bank and syndicated to nine other banks.  The credit facility requires compliance with a number of restrictive financial covenants, including tangible net worth, fixed charge coverage ratio, unencumbered interest coverage ratio, total debt to total asset ratio, secured debt to total asset value ratio, secured recourse debt to total asset value ratio and unencumbered pool restrictions.  As of June 30, 2008, the Company was in compliance with these financial covenants.

The $15 million line is expected to fund the daily cash requirements of the Company’s treasury management system.  The interest rate on the $15 million line is based on LIBOR plus 80 to 130 basis points, depending upon overall Company leverage, with the current rate set at LIBOR plus 130 basis points as of June 30, 2008.  Under the $15 million line, the Company does not pay annual administration fees or fees on the unused portion of the line.

The $9 million line with Trustmark National Bank has a current interest rate equal to the 30-day LIBOR rate plus 132.5 basis points.  The proceeds of the loan were used to finance the construction of the City Centre Garage, which was completed in 2005.

To protect against the potential for rapidly rising interest rates, the Company entered into interest rate swap agreements in 2008, 2007, 2005 and 2004.  The Company designated the swaps as hedges of the variable interest rates on the Company’s borrowings under the Wachovia unsecured revolving credit facility and a portion of the debt placed on the Pinnacle development.  These swaps are considered to be fully effective and changes in the fair value of the swaps are recognized in accumulated other comprehensive income.  The Company's interest rate hedge contracts as of June 30, 2008 and 2007 are summarized as follows (in thousands):

					Fair Market Value
Type of	Notional	Maturity		Fixed	June 30
Hedge	Amount	Date	Reference Rate	Rate	2008	2007
Swap	$30,000	08/31/08	1-Month LIBOR	4.924%	$ (116)	$ -
Swap	$40,000	12/31/08	1-Month LIBOR	4.360%	(333)	506
Swap	$20,000	12/31/08	1-Month LIBOR	4.245%	(161)	289
Swap	$100,000	03/31/11	1-Month LIBOR	4.935%	589	-
Swap	$23,500	12/01/14	1-Month LIBOR	5.550%	492	-
					$ 471	$ 795

                At June 30, 2008, the Company had $875.7 million in mortgage notes payable with an average interest rate of 5.7% secured by office properties and $238.9 million drawn under the Company’s line of credit.  Parkway's pro rata share of unconsolidated joint venture debt was $9.8 million with an average interest rate of 5.1% at June 30, 2008.  Based on the Company’s total market capitalization of approximately $1.5 billion at June 30, 2008 (using the June 30, 2008 closing price of $33.73 per common share), the Company’s debt represented approximately 61.3% of its total market capitalization.  The Company targets a debt to total market capitalization rate at a percentage in the range of 45% to 50%.  This rate may vary at times pending acquisitions, sales and/or equity offerings.  In addition, volatility in the price of the Company’s common stock may affect the debt to total market capitalization ratio.  However, over time the Company plans to maintain a percentage in the range of 45% to 50%.  The increase in the debt to total market capitalization rate at June 30, 2008 was due primarily to a stock price decrease.

                In addition to the debt to total market capitalization ratio, the Company also monitors interest, fixed charge and modified fixed charge coverage ratios.  The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization (“EBITDA”).  This ratio for the six months ended June 30, 2008 and 2007 was 2.35 and 2.48 times, respectively.  The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA.  This ratio for the six months ended June 30, 2008 and 2007 was 1.70 and 1.73 times, respectively.  The modified fixed charge coverage ratio is computed by comparing the cash interest accrued and preferred dividends paid to EBITDA.  This ratio for the three months ended June 30, 2008 and 2007 was 2.15 and 2.25 times, respectively.  In connection with the GEAR UP Plan, management set an internal target for the modified fixed charge coverage ratio of 2.5 times as a measure of leverage for the plan.  While not a requirement of the plan, this self-imposed target serves to prevent the performance goals being met by over-leveraging the Company.  Management believes the debt to market capitalization, interest coverage, fixed charge coverage and modified fixed charge coverage ratios provide useful information on total debt levels as well as the Company’s ability to cover interest, principal and/or preferred dividend payments with current income.

                The table below presents the principal payments due and weighted average interest rates for the mortgage notes payable as of June 30, 2008.

	Average	Mortgage Notes Payable
	Interest Rate	(In thousands)
2008*	5.7%	$ 6,513
2009	5.7%	35,822
2010	5.8%	157,253
2011	6.0%	112,754
2012	5.9%	65,070
2013	5.9%	8,434
Thereafter	3.9%	489,897
Total		$875,743

Fair value at 06/30/08		$851,021

*Remaining six months

The Company presently has plans to make additional capital improvements at its office properties in 2008 of approximately $25 million.  These expenditures include tenant improvements, capitalized acquisition costs and capitalized building improvements.  Approximately $11 million of these improvements relate to upgrades on properties acquired in recent years that were anticipated at the time of purchase.  All such improvements are expected to be financed by cash flow from the properties, capital expenditure escrow accounts, advances on the bank lines of credit or contributions from partners.

In the fall of 2008, the Company expects to complete the development of a 194,000 square foot Class A+ office building in Jackson, Mississippi known as The Pinnacle at Jackson Place, adjacent to the Company’s headquarters building.  The total estimated cost of the development is $48.5 million, and for the remainder of 2008, the Company expects to incur approximately $19.3 million in construction costs, which will be funded with advances under mortgage notes payable secured by The Pinnacle.  The Company has commitments to lease approximately 71% of the new office space from four major customers.  Parkway is considering a joint venture structure for the development whereby Parkway will retain an ownership interest of approximately 20%.  The development is designed to utilize benefits available under the Gulf Opportunity Zone Act for new developments in areas affected by Hurricane Katrina.

On May 2, 2008, the Company completed a $60.0 million recourse mortgage loan related to the refinance of a $41.4 million mortgage that was scheduled to mature in September 2008.  The loan is secured by the Company’s Capital City Plaza building in Atlanta, Georgia.  The interest rate on the loan is a variable rate based on LIBOR plus 165 basis points.  The loan term is for two years, with a one-year extension option at the Company’s discretion. The excess loan proceeds of approximately $18.4 million were used to pay down the Company’s line of credit.  The Company recorded a gain on the prepayment of approximately $388,000 associated with the write off of the debt premium in the second quarter of 2008.  The mortgage represented the Company’s only outstanding maturity in 2008.

On May 14, 2008 Parkway formed Parkway Properties Office Fund II, LP (“Texas Teachers Fund II”), a $750 million discretionary fund with the Teacher Retirement System of Texas (“TRS”), for the purpose of acquiring high-quality multi-tenant office properties.   TRS will be a 70% investor, and Parkway will be a 30% investor in the fund, which will be capitalized with approximately $375 million of equity capital and $375 million of non-recourse, fixed-rate first mortgage debt.    Parkway’s share of the equity contribution for the fund will be $112.5 million and will be funded with proceeds from sales, line of credit advances and/or sales of securities.

On July 15, 2008, the Company sold Town Point Center to an unrelated third party for a gross sales price of $12.8 million and will record a gain on the sale of approximately $1.6 million in the third quarter of 2008.  The net proceeds from the sale of approximately $12.0 million were used to reduce the Company’s line of credit.

                Subsequent to June 30, 2008, the Company executed respective purchase and sale agreements, with $3.0 million in combined non-refundable deposits, on Capitol Center in Columbia, South Carolina, and Wachovia Plaza in St. Petersburg, Florida.  Gross sales proceeds are estimated to be $73.5 million with estimated gains to be recorded of approximately $21.0 million.  The net proceeds from the sales will be used to reduce the Company’s line of credit and to retire the existing mortgage debt on Capitol Center of $18.2 million.  The Company will incur a debt prepayment penalty of approximately $2.2 million in connection with the early extinguishment of the Capitol Center mortgage.  The asset sales are subject to customary final closing requirements and due diligence documentation, and the Company expects that these sales will be completed late in the third quarter of 2008.

                The Company anticipates that its current cash balance, operating cash flows, contributions from partners and borrowings (including borrowings under the Company’s line of credit) will be adequate to pay the Company's (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders, (iv) capital improvements, and (v) normal repair and maintenance expenses at its properties, both in the short and long term.  In addition, the Company may use proceeds from sales of assets, possible sales of securities and borrowings to fund property acquisitions.

Contractual Obligations

                See information appearing under the caption “Financial Condition – Notes Payable to Banks and Mortgage Notes Payable” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of changes in long-term debt since December 31, 2007.

Funds From Operations

Management believes that funds from operations available to common shareholders (“FFO”) is an appropriate measure of performance for equity REITs and computes this measure in accordance with the National Association of Real Estate Investment Trusts' ("NAREIT") definition of FFO.  Funds from operations is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles "GAAP"), excluding gains or losses from sales of property and extraordinary items under GAAP, plus depreciation and amortization, and after adjustments to derive the Company’s pro rata share of FFO of consolidated and unconsolidated joint ventures.  Further, the Company does not adjust FFO to eliminate the effects of non-recurring charges.  The Company believes that FFO is a meaningful supplemental measure of its operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses.  However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient.  Thus, NAREIT created FFO as a supplemental measure of operating performance for real estate investment trusts that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP.  The Company believes that the use of FFO, combined with the required GAAP presentations, has been beneficial in improving the understanding of operating results of real estate investment trusts among the investing public and making comparisons of operating results among such companies more meaningful.  FFO as reported by Parkway may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition.  Funds from operations do not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States and is not an indication of cash available to fund cash needs.  Funds from operations should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

The following table presents a reconciliation of the Company’s net income to FFO for the three months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Net income (loss)	$(1,936)	$19,240	$(4,531)	$19,668
Adjustments to net income (loss):
Preferred dividends	(1,200)	(1,200)	(2,400)	(2,400)
Depreciation and amortization	23,269	19,022	45,262	38,079
Depreciation and amortization – discontinued operations	169	147	344	301
Minority interest depreciation and amortization	(4,898)	(2,284)	(9,108)	(4,675)
Adjustments for unconsolidated joint ventures	179	161	355	322
Gain on sale of real estate	-	(20,260)	-	(20,260)
Funds from operations available to common
shareholders	$15,583	$14,826	$29,922	$31,035

Inflation

                Inflation has not had a significant impact on the Company because of the relatively low inflation rate in the Company’s geographic areas of operation.  Additionally, most of the leases require the customers to pay their pro rata share of operating expenses, including common area maintenance, real estate taxes, utilities and insurance, thereby reducing the Company’s exposure to increases in operating expenses resulting from inflation.  The Company’s leases typically have three to seven year terms, which may enable the Company to replace existing leases with new leases at market base rent, which may be higher or lower than the existing lease rate.

Forward-Looking Statements

                In addition to historical information, certain sections of this Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those that are not in the present or past tense, that discuss the Company’s beliefs, expectations or intentions or those pertaining to the Company’s capital resources, profitability and portfolio performance and estimates of market rental rates.  Forward-looking statements involve numerous risks and uncertainties.  The following factors, among others discussed herein and in the Company’s filings under the Securities Exchange Act of 1934, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:  defaults or non-renewal of leases, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, the failure to acquire or sell properties as and when anticipated, failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates.  The success of the Company also depends upon the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed elsewhere in this Form 10-Q and in the Company’s filings under the Securities Exchange Act of 1934.  Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s analysis only as the date hereof.  The Company assumes no obligation to update forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

                See information appearing under the caption “Liquidity” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  Controls and Procedures

                The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a‑15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the Company’s most recent fiscal quarter, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

                During the period covered by this report, the Company reviewed its internal controls, and there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in Parkway’s Form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On August 3, 2007, the Board of Directors authorized the repurchase of up to 1.7 million shares of Parkway’s outstanding common stock through July 30, 2008.  The shares may be purchased in the open market or in privately negotiated transactions, and at times and in amounts that the Company deems appropriate.  In 2007, the Company purchased 687,245 shares of Parkway common stock for $29.1 million, which equates to an average price of $42.36 per share, with 1,012,755 shares still authorized for repurchase.  No shares were purchased under this authorization during the six months ended June 30, 2008.

Item 4.       Submission of Matters to a Vote of Security Holders

On May 8, 2008, the Company held its Annual Meeting of Stockholders.  At the Annual Meeting, the following eight directors were elected to serve until the next Annual Meeting.

	SHARES OF COMMON STOCK
	FOR	WITHHOLD AUTHORITY
Daniel P. Friedman	13,880,533	165,075
Roger P. Friou	13,746,605	299,001
Martin L. Garcia	13,879,399	166,209
Michael J. Lipsey	13,749,674	295,934
Steven G. Rogers	13,750,763	294,845
Leland R. Speed	13,746,630	298,978
Troy A. Stovall	13,886,147	159,460
Lenore M. Sullivan	13,884,104	161,504

In addition, the following items were also approved at the May 8, 2008 Annual Meeting:

                Proposal to consider and ratify the appointment of Ernst &Young LLP as independent accountants of the Company for the 2008 fiscal year.

SHARES OF COMMON STOCK
FOR	13,238,588
AGAINST	172,343
ABSTAIN	634,677

                Subsequent to the Annual Meeting and as previously disclosed, on June 30, 2008, our Audit Committee dismissed Ernst & Young LLP (“E&Y”) and engaged KPMG LLP (“KPMG”) to serve as the Company’s independent registered public accounting firm.

                The Audit Committee of the Board of Directors of the Company, in accordance with sound corporate governance practices, issued a request for proposal (“RFP”) with regard to the audit engagement of the Company.  The Audit Committee decided to issue the RFP because it wanted to consolidate the audits of Parkway, the Ohio PERS Fund I and the Texas Teachers Fund II with one independent registered public accounting firm and wanted the opportunity to review other auditing firms as prospective independent registered public accounting firms.  This decision was not related to the quality of services provided by E&Y.  The RFP was issued to several large public accounting firms, including E&Y, in May, 2008.  KPMG has audited the consolidated historical-cost and consolidated current-value financial statements of Ohio PERS Fund I since 2005.

                During the Company’s two most recent fiscal years ended December 31, 2007, and in the interim period between December 31, 2007 and June 30, 2008, there were no disagreements between the Company and E&Y on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to E&Y’s satisfaction, would have caused E&Y to make reference to the matter of the disagreement in connection with their reports.

Item 6.  Exhibits

10.1    Form of Change in Control Agreement with each of the Company’s Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 14, 2008).

10.2    Limited Partnership Agreement of Parkway Properties Office Fund II, L.P. by and among PPOF II, LLC, Parkway Properties, L.P. and Teacher Retirement System of Texas (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed May 19, 2008).

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

DATE: August 7, 2008	PARKWAY PROPERTIES, INC.

	BY:	/s/ Mandy M. Pope
Mandy M. Pope, CPA
Senior Vice President and
Chief Accounting Officer