Form 10-Q
period 2008-11-04
PARKWAY PROPERTIES INC
filed 2008-11-04
CIK 729237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_____________________________________________

FORM 10-Q

                   ☒                                    Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2008
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

        15,291,771 shares of Common Stock, $.001 par value, were outstanding as of November 1, 2008.

PARKWAY PROPERTIES, INC.

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

Part I. Financial Information

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30	December 31
	2008	2007
	(Unaudited)
Assets
Real estate related investments:
Office and parking properties	$1,696,326	$1,551,707
Office property development	37,158	14,686
Accumulated depreciation	(271,951)	(251,791)
	1,461,533	1,314,602

Land available for sale	1,467	1,467
Mortgage loan	7,381	7,001
Investment in unconsolidated joint ventures	11,152	11,236
	1,481,533	1,334,306

Rents receivable and other assets	117,601	119,457
Intangible assets, net	83,309	70,719
Cash and cash equivalents	15,057	11,312
	$1,697,500	$1,535,794
Liabilities
Notes payable to banks	$180,316	$212,349
Mortgage notes payable	860,034	714,501
Accounts payable and other liabilities	101,129	88,496
	1,141,479	1,015,346
Minority Interest
Minority Interest – unit holders	31	34
Minority Interest – real estate partnerships	131,336	80,506
	131,367	80,540
Stockholders' Equity
8.00% Series D Preferred stock, $.001 par value,
2,400,000 shares authorized, issued and outstanding	57,976	57,976
Common stock, $.001 par value, 67,600,000 shares authorized,
15,290,403 and 15,223,350 shares issued and outstanding
in 2008 and 2007, respectively	15	15
Common stock held in trust, at cost, 85,800 and 104,500
shares in 2008 and 2007, respectively	(2,914)	(3,540)
Additional paid-in capital	427,534	425,221
Accumulated other comprehensive loss	(389)	(358)
Accumulated deficit	(57,568)	(39,406)
	424,654	439,908
	$1,697,500	$1,535,794

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended
	September 30
	2008	2007
	(Unaudited)
Revenues
Income from office and parking properties	$69,857	$57,322
Management company income	449	432
Total revenues	70,306	57,754

Expenses
Property operating expenses	34,295	26,727
Depreciation and amortization	22,755	18,896
Management company expenses	432	343
General and administrative expenses	2,055	1,862
Total expenses	59,537	47,828

Operating income	10,769	9,926

Other income and expenses
Interest and other income	346	90
Equity in earnings of unconsolidated joint ventures	255	234
Loss on sale of real estate	-	(3)
Interest expense	(14,843)	(12,987)

Loss before minority interest and discontinued operations	(3,473)	(2,740)
Minority interest – unit holders	-	(2)
Minority interest - real estate partnerships	2,584	1,088

Loss from continuing operations	(889)	(1,654)

Discontinued operations:
Income (loss) from discontinued operations	(2,001)	760
Gain on sale of real estate from discontinued operations	22,588	-
Net income (loss)	19,698	(894)
Change in market value of interest rate swaps	(860)	(658)
Change in unrealized loss on equity securities	-	11
Comprehensive income (loss)	$18,838	$(1,541)

Net income (loss) available to common stockholders:
Net income (loss)	$19,698	$(894)
Dividends on preferred stock	(1,200)	(1,200)
Net income (loss) available to common stockholders	$18,498	$(2,094)

Net income (loss) per common share:
Basic:
Loss from continuing operations	$(0.14)	$(0.19)
Discontinued operations	1.37	0.05
Net income (loss)	$1.23	$(0.14)
Diluted:
Loss from continuing operations	$(0.14)	$(0.19)
Discontinued operations	1.36	0.05
Net income (loss)	$1.22	$(0.14)

Dividends per common share	$0.65	$0.65

Weighted average shares outstanding:
Basic	15,031	15,507
Diluted	15,173	15,507

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Nine Months Ended
	September 30
	2008	2007
	(Unaudited)
Revenues
Income from office and parking properties	$198,144	$173,461
Management company income	1,356	1,196
Total revenues	199,500	174,657

Expenses
Property operating expenses	95,708	80,722
Depreciation and amortization	66,659	55,722
Management company expenses	1,353	887
General and administrative expenses	6,443	5,109
Total expenses	170,163	142,440

Operating income	29,337	32,217

Other income and expenses
Interest and other income	1,020	308
Equity in earnings of unconsolidated joint ventures	802	782
Gain on sale of real estate	-	20,307
Interest expense	(44,954)	(39,342)

Income (loss) before minority interest and discontinued operations	(13,795)	14,272
Minority interest – unit holders	-	(2)
Minority interest - real estate partnerships	7,134	2,575

Income (loss) from continuing operations	(6,661)	16,845

Discontinued operations:
Income (loss) from discontinued operations	(760)	1,929
Gain on sale of real estate from discontinued operations	22,588	-
Net income	15,167	18,774
Change in market value of interest rate swaps	(31)	(695)
Change in unrealized loss on equity securities	-	4
Comprehensive income	$15,136	$18,083

Net income available to common stockholders:
Net income	$15,167	$18,774
Dividends on preferred stock	(3,600)	(3,600)
Net income available to common stockholders	$11,567	$15,174

Net income per common share:
Basic:
Income (loss) from continuing operations	$(0.68)	$0.85
Discontinued operations	1.45	0.12
Net income	$0.77	$0.97
Diluted:
Income (loss) from continuing operations	$(0.68)	$0.84
Discontinued operations	1.44	0.12
Net income	$0.76	$0.96

Dividends per common share	$1.95	$1.95

Weighted average shares outstanding:
Basic	15,019	15,598
Diluted	15,154	15,773

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Nine Months Ended
	September 30
	2008	2007
	(Unaudited)

8.00% Series D Preferred stock, $.001 par value
Balance at beginning of period	$57,976	$57,976
Balance at end of period	57,976	57,976

Common stock, $.001 par value
Balance at beginning of period	15	16
Purchase of Company stock	-	(1)
Balance at end of period	15	15

Common stock held in trust
Balance at beginning of period	(3,540)	(3,894)
Shares distributed from deferred compensation plan	626	354
Balance at end of period	(2,914)	(3,540)

Additional paid-in capital
Balance at beginning of period	425,221	449,141
Stock options exercised	792	3,029
Shares issued in lieu of Directors’ fees	140	251
Shares issued – DRIP plan	-	363
Issuance costs – stock offering	-	(28)
Employee Stock Purchase Plan	-	37
Purchase of Company stock	-	(19,935)
Share based compensation expense	1,381	1,114
Balance at end of period	427,534	433,972

Accumulated other comprehensive income (loss)
Balance at beginning of period	(358)	828
Change in unrealized loss on equity securities	-	4
Change in market value of interest rate swaps	(31)	(695)
Balance at end of period	(389)	137

Accumulated deficit
Balance at beginning of period	(39,406)	(13,761)
Net income	15,167	18,774
Preferred stock dividends declared	(3,600)	(3,600)
Common stock dividends declared	(29,729)	(30,664)
Balance at end of period	(57,568)	(29,251)

Total stockholders' equity	$424,654	$459,309

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Nine Months Ended
	September 30
	2008	2007
	(Unaudited)
Operating activities
Net income	$15,167	$18,774
Adjustments to reconcile net income to cash provided by
operating activities:
Depreciation and amortization	66,659	55,722
Depreciation and amortization – discontinued operations	1,873	2,352
Amortization of above market leases	198	754
Amortization of loan costs	1,322	898
Amortization of mortgage loan discount	(380)	-
Share based compensation expense	1,381	1,114
Operating distributions from unconsolidated joint ventures	855	902
Loss allocated to minority interests	(7,134)	(2,573)
Gain on sale of real estate	(22,588)	(20,307)
Equity in earnings of unconsolidated joint ventures	(802)	(782)
Increase in deferred leasing costs	(6,527)	(2,792)
Changes in operating assets and liabilities:
Change in receivables and other assets	3,559	(7,360)
Change in accounts payable and other liabilities	1,896	8,749

Cash provided by operating activities	55,479	55,451

Investing activities
Distributions from unconsolidated joint ventures	38	89
Purchases of real estate related investments	(231,650)	(49,773)
Proceeds from sale of real estate	84,464	56,795
Real estate development	(19,592)	(6,417)
Improvements to real estate related investments	(22,452)	(33,151)

Cash used in investing activities	(189,192)	(32,457)

Financing activities
Principal payments on mortgage notes payable	(73,461)	(37,201)
Proceeds from long-term financing	218,994	59,500
Proceeds from bank borrowings	152,999	181,712
Payments on bank borrowings	(185,032)	(148,057)
Redemption of subsidiary redeemable preferred membership interests	-	(10,741)
Debt financing costs	(1,703)	(738)
Stock options exercised	792	3,029
Purchase of Company stock	-	(19,936)
Dividends paid on common stock	(29,492)	(30,428)
Dividends paid on preferred stock	(3,600)	(3,600)
Contributions from minority interest partners	60,501	38,056
Distributions to minority interest partners	(2,540)	(48,012)
Employee stock purchase plan	-	37
Proceeds from DRIP plan	-	363
Issuance costs from stock offering	-	(28)

Cash provided by (used in) financing activities	137,458	(16,044)

Change in cash and cash equivalents	3,745	6,950

Cash and cash equivalents at beginning of period	11,312	4,474

Cash and cash equivalents at end of period	$15,057	$11,424

See notes to consolidated financial statements.

Parkway Properties, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008

(1)           Basis of Presentation

                The consolidated financial statements include the accounts of Parkway Properties, Inc. ("Parkway" or "the Company"), its wholly-owned subsidiaries and joint ventures in which the Company has a controlling interest.  The other partners’ equity interests in the consolidated joint ventures are reflected as minority interests in the consolidated financial statements.  Parkway also consolidates subsidiaries where the entity is a variable interest entity and Parkway is the primary beneficiary, as defined in Financial Accounting Standards Board (FASB) Interpretation 46R, Consolidation of Variable Interest Entities (“FIN 46R”).  All significant intercompany transactions and accounts have been eliminated in the accompanying financial statements.

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

                The accompanying unaudited condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  All such adjustments are of a normal recurring nature.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Operating results for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.  The financial statements should be read in conjunction with the 2007 annual report and the notes thereto.

                The balance sheet at December 31, 2007 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

                Certain reclassifications have been made in the 2007 financial statements to conform to the 2008 classifications.

The 2008 consolidated statements of income for the nine months ended September 30, 2008, include a $657,000 non-cash reduction to net income as a result of a purchase price adjustment recorded to income during the third quarter of 2006 through the end of 2007.  The non-cash purchase price adjustment was corrected in the first quarter of 2008.  Parkway’s Management as well as the Audit Committee of the Board of Directors have reviewed this accounting error utilizing Securities and Exchange Commission Staff Accounting Bulletins (SAB) Nos. 99 and 108 and believe the impact of correcting this error is not material to the current and prior period consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  The provisions of SFAS No. 157, with the exception of nonfinancial assets and liabilities, were effective for financial statements issued for fiscal years beginning after November 15, 2007.  The FASB deferred for one year the Statement’s fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis.  These provisions will be effective for fiscal years beginning after November 15, 2008, and the Company is in the process of evaluating the impact that the adoption of these provisions will have on the Company’s overall financial position and results of operations.  The application of SFAS 157 had an immaterial impact on the Company’s overall financial position and results of operations upon adoption January 1, 2008.

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

                In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS No. 162 is effective November 15, 2008, which represents 60 days following the SEC’s September 2008 approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company is currently evaluating the impact of SFAS No. 162 on the Company's consolidated financial statements.

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

The computation of diluted EPS is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Numerator:
Basic and diluted net income (loss)
available to common stockholders	$18,498	$(2,094)	$11,567	$15,174

Denominator:
Basic weighted average shares	15,031	15,507	15,019	15,598
Dilutive effect of share equivalents	142	-	135	175
Dilutive weighted average shares	15,173	15,507	15,154	15,773
Diluted earnings (loss) per share	$1.22	$(0.14)	$0.76	$0.96

                The computation of diluted EPS for the three months ended September 30, 2007 did not include the effect of share equivalents because their inclusion would have been anti-dilutive.

(3)           Supplemental Cash Flow Information and Schedule of Non-Cash Investing and Financing Activity

                The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

	Nine Months Ended
	September 30
	2008	2007
	(in thousands)

Supplemental cash flow information:
Cash paid for interest (net of amount capitalized)	$46,903	$39,319
Supplemental schedule of non-cash investing and financing activity:
Shares issued in lieu of Directors’ fees	140	251

(4)                 Acquisitions and Dispositions

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

The preliminary allocation of purchase price allocated to intangible assets and (liabilities) and weighted average amortization period (in years) for each class of asset or liability for Gateway Center, Desert Ridge Corporate Center and Citicorp Plaza is as follows (in thousands, except weighted average life):

		Weighted
	Amount	Average Life
Lease in place value	$17,328	5
Above market leases	2,718	5
Below market leases	(1,599)	6

                During the third quarter of 2008, the Company sold three office properties totaling 777,000 square feet for a combined gross sales price of approximately $86.3 million.  Proceeds from the sales were used to pay down the existing $18.1 million mortgage plus related mortgage prepayment expenses and reduce amounts outstanding under the Company’s bank line of credit.  Total gain on the sale of assets recognized during the third quarter of 2008 was $22.6 million.  See “Note 5 – Discontinued Operations” for more information.

(5)           Discontinued Operations

                All current and prior period income from the following office property dispositions is included in discontinued operations for the nine months ended September 30, 2008 and 2007 (in thousands).

		Square	Date of	Gross Sales	Net Book Value	Gain
Office Property	Location	Feet	Sale	Price	of Real Estate	on Sale

Town Point Center	Norfolk, Virginia	131	07/15/08	$ 12,750	$ 10,621	$ 1,559
Wachovia Plaza	St. Petersburg, Florida	186	08/18/08	26,010	16,154	9,338
Capitol Center	Columbia, South Carolina	460	09/05/08	47,500	35,101	11,691
2008 Dispositions		777		$ 86,260	$ 61,876	$ 22,588

The amount of revenue and expense for these three office properties reported in discontinued operations for the three months and nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Income Statement:
Revenues
Income from office and parking properties	$2,042	$3,480	$9,053	$10,014
	2,042	3,480	9,053	10,014
Expenses
Property operating expense	1,466	1,535	4,772	4,565
Interest expense	2,406	387	3,168	1,168
Depreciation and amortization	171	798	1,873	2,352
	4,043	2,720	9,813	8,085

Income (loss) from discontinued operations	(2,001)	760	(760)	1,929
Gain on sale of real estate from discontinued operations	22,588	-	22,588	-
Total discontinued operations	$20,587	$760	$21,828	$1,929

(6)           Office Property Development

                As of September 30, 2008, the Company had incurred $37.2 million in total development costs for the construction of The Pinnacle at Jackson Place, which is a 192,000 square foot Class A+ office building development adjacent to the Company’s headquarters building in Jackson, Mississippi.  The estimated cost of the development is $48.5 million with expected completion in the fourth quarter of 2008.  The Company has received commitments to lease approximately 82% of the new office space.  Parkway is considering a joint venture structure for the development whereby Parkway will retain an ownership interest of approximately 25%.  The development is designed to utilize benefits available under the Gulf Opportunity Zone Act for new developments in areas affected by Hurricane Katrina.

(7)           Mortgage Loan

                The Company owns the B participation piece (the “B piece”) of a first mortgage secured by an 844,000 square foot office building in Dallas, Texas known as 2100 Ross for $6.9 million.  The B piece was originated by Wachovia Bank, N.A. and has a face value of $10 million and a stated coupon rate of 6.065%.  Upon maturity in May 2012, the Company will receive a principal payment of $10 million, which produces a yield to maturity of 15.6%.  The balance of the mortgage loan was $7.4 million as of September 30, 2008.

(8)           Investment in Unconsolidated Joint Ventures

In addition to the 60 office and parking properties included in the consolidated financial statements, the Company is also invested in four unconsolidated joint ventures with unrelated investors.  These investments are accounted for using the equity method of accounting, as Parkway does not control any of these joint ventures.  Accordingly, the assets and liabilities of the joint ventures are not included on Parkway's consolidated balance sheets as of September 30, 2008 and December 31, 2007.  Information relating to these unconsolidated joint ventures is detailed below (in thousands).

			Parkway's		Percentage
			Ownership	Square	Leased
Joint Venture Entity	Property Name	Location	Interest	Feet	As of 10/01/08

Wink-Parkway Partnership	Wink Building	New Orleans, LA	50.0%	32	100.0%
Parkway Joint Venture, LLC (“Jackson JV”)	UBS Building/River Oaks	Jackson, MS	20.0%	167	91.3%
RubiconPark I, LLC (“Rubicon JV”)	Lakewood/Falls Pointe	Atlanta, GA	20.0%	552	98.0%
	Carmel Crossing	Charlotte, NC
RubiconPark II, LLC (“Maitland JV”)	Maitland 200	Orlando, FL	20.0%	204	99.0%
				955	97.1%

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

Balance sheet information for the unconsolidated joint ventures is summarized below as of September 30, 2008 and December 31, 2007 (in thousands):

Balance Sheet Information
	September 30, 2008
	Wink	Jackson	Rubicon	Maitland	Combined
	Building	JV	JV	JV	Total
Unconsolidated Joint Ventures (at 100%):
Real Estate, Net	$1,174	$15,979	$65,750	$28,870	$111,773
Other Assets	414	1,012	8,562	1,377	11,365
Total Assets	$1,588	$16,991	$74,312	$30,247	$123,138

Mortgage Debt (a)	$95	$12,600	$52,000	$18,272	$82,967
Other Liabilities	37	682	1,545	841	3,105
Partners’ and Shareholders’ Equity	1,456	3,709	20,767	11,134	37,066
Total Liabilities & Partners’/Shareholders’ Equity	$1,588	$16,991	$74,312	$30,247	$123,138

Parkway’s Share of Unconsolidated
Joint Ventures
Real Estate, Net	$587	$3,196	$13,150	$5,774	$22,707
Mortgage Debt	$48	$2,520	$7,200	$-	$9,768
Investment in Joint Ventures	$728	$(292)	$5,564	$5,152	$11,152

	December 31, 2007
	Wink	Jackson	Rubicon	Maitland	Combined
	Building	JV	JV	JV	Total
Unconsolidated Joint Ventures (at 100%):
Real Estate, Net	$1,191	$15,945	$66,914	$29,341	$113,391
Other Assets	282	1,444	7,117	1,109	9,952
Total Assets	$1,473	$17,389	$74,031	$30,450	$123,343

Mortgage Debt (a)	$176	$12,600	$52,000	$18,617	$83,393
Other Liabilities	23	728	1,580	686	3,017
Partners’ and Shareholders’ Equity	1,274	4,061	20,451	11,147	36,933
Total Liabilities & Partners’/Shareholders’ Equity	$1,473	$17,389	$74,031	$30,450	$123,343

Parkway’s Share of Unconsolidated
Joint Ventures
Real Estate, Net	$595	$3,189	$13,383	$5,868	$23,035
Mortgage Debt	$88	$2,520	$7,200	$-	$9,808
Investment in Joint Ventures	$637	$(244)	$5,433	$5,410	$11,236

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

				Parkway’s	Monthly	Loan	Loan
	Type of	Interest		Share of	Debt	Balance	Balance
Joint Venture	Debt Service	Rate	Maturity	Debt	Service	09/30/08	12/31/07

Wink-Parkway Partnership	Amortizing	8.625%	07/01/09	50.00%	$5	$48	$88
Maitland JV	Amortizing	4.390%	06/01/11	0.00%	-	-	-
Rubicon JV	Interest Only	4.865%	01/01/12	13.85%	30	7,200	7,200
Jackson JV	Interest Only	5.840%	07/01/15	20.00%	12	2,520	2,520
					$47	$9,768	$9,808

Weighted average interest rate at end of period						5.135%	5.149%

                The following table presents Parkway's proportionate share of principal payments due for mortgage debt in unconsolidated joint ventures as of September 30, 2008 (in thousands):

	Wink	Jackson	Rubicon	Maitland
	Partnership	JV	JV	JV	Total
2008 (Remaining three months)	$15	$-	$-	$-	$15
2009	33	12	100	-	145
2010	-	33	114	-	147
2011	-	35	119	-	154
2012	-	37	6,867	-	6,904
2013	-	39	-	-	39
Thereafter	-	2,364	-	-	2,364
	$48	$2,520	$7,200	$-	$9,768

                Income statement information for the unconsolidated joint ventures is summarized below for the three months ended September 30, 2008 and 2007 (in thousands):

Results of Operations
	Three Months Ended September 30, 2008
	Wink	Jackson	Rubicon	Maitland	Combined
	Building	JV	JV	JV	Total

Unconsolidated Joint Ventures (100%):
Revenues	$98	$767	$2,543	$1,151	$4,559
Operating Expenses	(29)	(354)	(941)	(408)	(1,732)
Net Operating Income	69	413	1,602	743	2,827
Interest Expense	(2)	(184)	(647)	(201)	(1,034)
Loan Cost Amortization	(1)	(1)	(15)	(3)	(20)
Depreciation and Amortization	(6)	(212)	(550)	(228)	(996)
Net Income	$60	$16	$390	$311	$777

Parkway’s Share of Unconsolidated Joint Ventures:
Net Income	$30	$3	$119	$103	$255
Depreciation and Amortization	$3	$42	$110	$45	$200
Property Management Fees	$-	$52	$106	$40	$198

Interest Expense	$1	$37	$90	$-	$128
Loan Cost Amortization	$1	$-	$2	$-	$3

Other Supplemental Information:
Distributions from Unconsolidated JVs	$-	$13	$62	$119	$194

Results of Operations
	Three Months Ended September 30, 2007
	Wink	Jackson	Rubicon	Maitland	Combined
	Building	JV	JV	JV	Total

Unconsolidated Joint Ventures (100%):
Revenues	$89	$603	$2,564	$1,098	$4,354
Operating Expenses	(22)	(319)	(1,009)	(439)	(1,789)
Net Operating Income	67	284	1,555	659	2,565
Interest Expense	(3)	(184)	(647)	(206)	(1,040)
Loan Cost Amortization	(1)	(1)	(16)	(3)	(21)
Depreciation and Amortization	(6)	(134)	(503)	(192)	(835)
Net Income (Loss)	$57	$(35)	$389	$258	$669

Parkway’s Share of Unconsolidated Joint Ventures:
Net Income (Loss)	$29	$(7)	$119	$93	$234
Depreciation and Amortization	$3	$27	$101	$38	$169
Property Management Fees	$-	$19	$81	$50	$150

Interest Expense	$2	$36	$90	$-	$128
Loan Cost Amortization	$-	$-	$2	$-	$2

Other Supplemental Information:
Distributions from Unconsolidated JVs	$-	$23	$209	$-	$232

Results of Operations
	Nine Months Ended September 30, 2008
	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	JV	Building	JV	JV	JV	Total

Unconsolidated Joint Ventures (100%):
Revenues	$108	$287	$2,056	$7,664	$3,458	$13,573
Operating Expenses	(2)	(76)	(1,040)	(2,894)	(1,195)	(5,207)
Net Operating Income	106	211	1,016	4,770	2,263	8,366
Interest Expense	-	(9)	(552)	(1,925)	(607)	(3,093)
Loan Cost Amortization	-	(2)	(3)	(47)	(10)	(62)
Depreciation and Amortization	-	(17)	(507)	(1,575)	(653)	(2,752)
Net Income (Loss)	$106	$183	$(46)	$1,223	$993	$2,459

Parkway’s Share of Unconsolidated
Joint Ventures:
Net Income (Loss)	$32	$91	$(10)	$367	$322	$802
Depreciation and Amortization	$-	$9	$101	$315	$130	$555
Property Management Fees	$-	$-	$160	$295	$126	$581
Incentive Fee	$5	$-	$-	$-	$-	$5

Interest Expense	$-	$4	$111	$267	$-	$382
Loan Cost Amortization	$-	$2	$-	$6	$-	$8

Other Supplemental Information:
Distributions from Unconsolidated JVs	$38	$-	$39	$236	$580	$893

Results of Operations
	Nine Months Ended September 30, 2007
	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	JV	Building	JV	JV	JV	Total

Unconsolidated Joint Ventures (100%):
Revenues	$1	$290	$1,933	$7,714	$3,303	$13,241
Operating Expenses	(35)	(72)	(963)	(2,915)	(1,249)	(5,234)
Net Operating Income (Loss)	(34)	218	970	4,799	2,054	8,007
Interest Expense	-	(14)	(552)	(1,918)	(621)	(3,105)
Loan Cost Amortization	-	(3)	(2)	(47)	(11)	(63)
Depreciation and Amortization	-	(17)	(409)	(1,488)	(514)	(2,428)
Income (Loss) Before Gain on Sale of Real Estate	(34)	184	7	1,346	908	2,411
Gain on Sale of Real Estate	166	-	-	-	-	166
Net Income	$132	$184	$7	$1,346	$908	$2,577

Parkway’s Share of Unconsolidated
Joint Ventures:
Income (Loss) Before Gain on Sale of Real Estate	$(11)	$93	$2	$390	$308	$782
Gain on Sale of Real Estate	50	-	-	-	-	50
Net Income	$39	$93	$2	$390	$308	$832
Depreciation and Amortization	$-	$9	$82	$297	$103	$491
Property Management Fees	$-	$-	$103	$259	$124	$486
Incentive Fee	$27	$-	$-	$-	$-	$27

Interest Expense	$-	$8	$110	$265	$-	$383
Loan Cost Amortization	$-	$2	$-	$6	$-	$8

Other Supplemental Information:
Distributions from Unconsolidated JVs	$89	$-	$69	$660	$173	$991

(9)           Capital and Financing Transactions

As of September 30, 2008, the Company had a total of $180.3 million outstanding under the line of credit and was in compliance with all loan covenants under each credit facility.  Company’s line of credit allows Parkway to borrow up to a combined $311.0 million at either the 30-day LIBOR interest rate plus 130 basis points or the Prime interest rate plus 25 basis points.  At September 30, 2008, all amounts outstanding under the line of credit with interest rates not fixed by interest rate swap agreements are borrowed against the Prime interest rate plus 25 basis points.  Based on the loan covenants, the Company had $40.8 million in additional capacity available on the line of credit as of September 30, 2008.

                In connection with the Ohio PERS Fund I investments during the first quarter of 2008 discussed in “Note 4 – Acquisitions and Dispositions”, total non–recourse first mortgage debt was placed in the amount of $142.2 million at a weighted average interest rate of 5.7%.  The portion of mortgage debt attributable to the fund was $129.2 million, and $13.0 million was attributable to Parkway.  The mortgages are secured by the respective properties, have one to three year interest only periods and mature in 2016.

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

                During the second quarter of 2008, the Company entered into the following interest rate swap agreements:

▪    Interest rate swap agreement with Regions Bank for a $100 million notional amount that fixes the 30-day LIBOR interest rate at 3.635%, which equates to a total interest rate of 4.935%, for the period January 1, 2009, through March 31, 2011. The swap agreement serves as a hedge of the variable interest rates on a portion of the borrowings under the Company’s line of credit.

▪    Interest rate swap agreement with US Bank for a $23.5 million notional amount that fixes the 30-day LIBOR interest rate at 4.05%, which equates to a total interest rate of 5.55%, for the period January 1, 2009, through December 1, 2014. The swap agreement serves as a hedge of the variable interest rates on the borrowings under the Pinnacle at Jackson Place Senior New Market Tax Credits mortgage loan.

                In connection with the sale of Capitol Center in Columbia, South Carolina, on September 5, 2008, the Company paid off the $18.1 million mortgage note payable secured by the property and recorded mortgage prepayment expenses of $2.1 million in the third quarter of 2008, which is included in discontinued operations.  The mortgage had an interest rate of 8.18% and was previously scheduled to mature on September 1, 2010.

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

Parkway serves as the general partner of Parkway Properties Office Fund, LP (“Ohio PERS Fund I”) and provides asset management, property management, leasing and construction management services to the fund, for which it is paid market-based fees.  Cash distributions from the fund are made to each joint venture partner based on their percentage of ownership in the fund.  Since Parkway is the sole general partner and has the authority to make major decisions on behalf of the fund, Parkway is considered to have a controlling interest.  Accordingly, Parkway is required to consolidate the fund in its consolidated financial statements.  As of February 15, 2008, Ohio PERS Fund I was fully invested.

Minority interest in real estate partnerships represents the other partners’ proportionate share of equity in the partnerships discussed above at September 30, 2008.  Income is allocated to minority interest based on the weighted average percentage ownership during the year.

On May 14, 2008, Parkway formed Parkway Properties Office Fund II, LP (“Texas Teachers Fund II”), a $750 million discretionary fund with the Teacher Retirement System of Texas (“TRS”), for the purpose of acquiring high-quality multi-tenant office properties.   TRS will be a 70% investor, and Parkway will be a 30% investor in the fund, which will be capitalized with approximately $375 million of equity capital and $375 million of non-recourse, fixed-rate first mortgage debt.  Parkway’s share of the equity contribution for the fund will be $112.5 million and will be funded with proceeds from sales, line of credit advances and/or sales of equity securities.  The fund will target investments in office buildings in Houston, Austin, San Antonio, Chicago, Atlanta, Phoenix, Charlotte, Memphis, Nashville, Jacksonville, Orlando, Tampa/St. Petersburg, Ft. Lauderdale, as well as other growth markets to be determined at Parkway’s discretion.

Parkway will serve as the general partner of Texas Teachers Fund II and will provide asset management, property management, and leasing and construction management services to the fund for which it will be paid market-based fees.  Parkway will have four years to identify and acquire properties, with funds contributed as needed to complete acquisitions.  Parkway will exclusively represent the fund in making acquisitions within the target markets and within certain predefined criteria.  Parkway may continue to make fee-simple acquisitions in markets outside of the target markets, acquire properties within the target markets that do not meet the fund’s specific criteria or sell any currently owned properties.  As of September 30, 2008, there have been no acquisitions of assets on behalf of Texas Teachers Fund II.

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

Compensation expense related to restricted shares and deferred incentive share units of $1.4 million and $1.1 million was recognized for the nine months ended September 30, 2008 and 2007, respectively.  Total compensation expense related to nonvested awards subject to service conditions not yet recognized was $4.0 million as of September 30, 2008.  The weighted average period over which this expense is expected to be recognized is approximately 2.3 years.  Total potential compensation expense associated with shares that vest based on performance conditions is $1.5 million as of September 30, 2008.

                Restricted shares and deferred incentive share units are forfeited if an employee leaves the Company before the vesting date.  Shares and/or units that are forfeited become available for future grant under the 2003 Plan.

                During the nine months ended September 30, 2008, the Board of Directors approved the grant of 38,017 restricted shares to officers of the Company.  The shares were valued at $1.2 million and 36,975 shares will vest four years from grant date and 1,042 shares will vest subject to achievement of the cumulative goals of the GEAR UP plan, which will end on December 31, 2008.

                A summary of the Company’s restricted shares and deferred incentive share unit activity for the nine months ended September 30, 2008 is as follows:

		Weighted		Weighted
		Average	Deferred	Average
	Restricted	Grant-Date	Incentive	Grant-Date
	Shares	Fair Value	Share Units	Fair Value
Outstanding at December 31, 2007	220,999	$40.72	21,835	$45.96
Granted	38,017	32.39	-	-
Forfeited	-	-	(2,230)	46.10
Outstanding at September 30, 2008	259,016	$39.50	19,605	$45.95

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

The following is a reconciliation of FFO and net income available to common stockholders for office properties and total consolidated entities for the three months ended September 30, 2008 and 2007.  Amounts presented as “Unallocated and Other” represent primarily income and expense associated with providing management services, corporate general and administration expense, interest expense on unsecured lines of credit and preferred dividends.

	As of or for the three months ended September 30, 2008			As of or for the three months ended September 30, 2007
	Office	Unallocated		Office	Unallocated
	Properties	and Other	Consolidated	Properties	and Other	Consolidated
	(in thousands)			(in thousands)

Property operating revenues (a)	$69,857	$-	$69,857	$57,322	$-	$57,322
Property operating expenses (b)	(34,295)	-	(34,295)	(26,727)	-	(26,727)
Property net operating income from					-
continuing operations	35,562	-	35,562	30,595	-	30,595

Management company income	-	449	449	-	432	432
Interest and other income	-	346	346	-	90	90
Interest expense (c)	(12,336)	(2,507)	(14,843)	(10,152)	(2,835)	(12,987)
Management company expenses	-	(432)	(432)	-	(343)	(343)
General and administrative expenses	-	(2,055)	(2,055)	-	(1,862)	(1,862)
Equity in earnings or unconsolidated joint ventures	255	-	255	234	-	234
Adjustment for depreciation and amortization -
unconsolidated joint ventures	200	-	200	169	-	169
Adjustment for depreciation and amortization –
discontinued operations	171	-	171	798	-	798
Adjustment for minority interest –
real estate partnerships	(2,427)	-	(2,427)	(1,711)	-	(1,711)
Income (loss) from discontinued operations	(2,001)	-	(2,001)	760	-	760
Loss on non depreciable assets	-	-	-	(3)	-	(3)
Dividends on preferred stock	-	(1,200)	(1,200)	-	(1,200)	(1,200)
Funds from operations available
to common stockholders	19,424	(5,399)	14,025	20,690	(5,718)	14,972

Depreciation and amortization	(22,755)	-	(22,755)	(18,896)	-	(18,896)
Depreciation and amortization –
unconsolidated joint ventures	(200)	-	(200)	(169)	-	(169)
Depreciation and amortization –
discontinued operations	(171)	-	(171)	(798)	-	(798)
Depreciation and amortization - minority
interest - real estate partnerships	5,011	-	5,011	2,799	-	2,799
Gain on sale of real estate from				-	-	-
discontinued operations	22,588	-	22,588	-	-	-
Minority interest – unit holders	-	-	-	-	(2)	(2)
Net income (loss) available to common
stockholders	$23,897	$(5,399)	$18,498	$3,626	$(5,720)	$(2,094)

Capital expenditures (d)	$9,750	$-	$9,750	$10,951	$-	$10,951

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

The following is a reconciliation of FFO and net income available to common stockholders for office properties and total consolidated entities for the nine months ended September 30, 2008 and 2007.  Amounts presented as “Unallocated and Other” represent primarily income and expense associated with providing management services, corporate general and administration expense, interest expense on unsecured lines of credit and preferred dividends.

	As of or for the nine months ended September 30, 2008			As of or for the nine months ended September 30, 2007
	Office	Unallocated		Office	Unallocated
	Properties	and Other	Consolidated	Properties	and Other	Consolidated
	(in thousands)			(in thousands)

Property operating revenues (a)	$198,144	$-	$198,144	$173,461	$-	$173,461
Property operating expenses (b)	(95,708)	-	(95,708)	(80,722)	-	(80,722)
Property net operating income from
continuing operations	102,436	-	102,436	92,739	-	92,739

Management company income	-	1,356	1,356	-	1,196	1,196
Interest and other income	-	1,020	1,020	-	308	308
Interest expense (c)	(36,095)	(8,859)	(44,954)	(30,770)	(8,572)	(39,342)
Management company expenses	-	(1,353)	(1,353)	-	(887)	(887)
General and administrative expenses	-	(6,443)	(6,443)	-	(5,109)	(5,109)
Equity in earnings of unconsolidated joint ventures	802	-	802	782	-	782
Adjustment for depreciation and amortization –
unconsolidated joint ventures	555	-	555	491	-	491
Adjustment for depreciation and amortization –
discontinued operations	1,873	-	1,873	2,352	-	2,352
Adjustment for minority interest –
real estate partnerships	(6,985)	-	(6,985)	(4,899)	-	(4,899)
Income (loss) from discontinued operations	(760)	-	(760)	1,929	-	1,929
Gain on non depreciable assets	-	-	-	47	-	47
Dividends on preferred stock	-	(3,600)	(3,600)	-	(3,600)	(3,600)
Funds from operations available
to common stockholders	61,826	(17,879)	43,947	62,671	(16,664)	46,007

Depreciation and amortization	(66,659)	-	(66,659)	(55,722)	-	(55,722)
Depreciation and amortization –
unconsolidated joint ventures	(555)	-	(555)	(491)	-	(491)
Depreciation and amortization -
discontinued operations	(1,873)	-	(1,873)	(2,352)	-	(2,352)
Depreciation and amortization - minority
interest - real estate partnerships	14,119	-	14,119	7,474	-	7,474
Gain on sale of real estate from
discontinued operations	22,588	-	22,588	20,260	-	20,260
Minority interest – unit holders	-	-	-	-	(2)	(2)
Net income available to common
stockholders	$29,446	$(17,879)	$11,567	$31,840	$(16,666)	$15,174

Total assets	$1,683,918	$13,582	1,697,500	$1,519,751	$8,142	$1,527,893

Office and parking properties	$1,461,533	$-	$1,461,533	$1,316,172	$-	$1,316,172

Investment in unconsolidated joint ventures	$11,152	$-	$11,152	$11,068	$-	$11,068

Capital expenditures (d)	$28,979	$-	$28,979	$35,943	$-	$35,943

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

(13)         Hurricane Ike Impact

                The Company has 13 wholly-owned properties and one jointly-owned property totaling 2.3 million square feet in Houston, Texas, which sustained some property damage from Hurricane Ike on September 13, 2008.  The current estimate of damages for the 14 properties is between $6.5 million to $7.5 million.  The Company estimates that its insurance deductible related to these claims will be approximately $3.0 million to $3.5 million.  Approximately $640,000 is estimated to represent repair and clean up costs with the remainder representing capitalized costs.  The Company expects to record a net gain of approximately $1.0 million related to an involuntary conversion of the damaged assets.  The Company will record this gain upon final settlement of the hurricane claim with its insurance carrier.

(14)         Subsequent Event

                On October 29, 2008, the Company exercised its right to extend the maturity date of $236.0 million of its $311.0 million line of credit to April 2011.  The Company paid a one-time extension fee of $354,000 that will be amortized over the remaining term of the line of credit.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Parkway is a self-administered and self-managed REIT specializing in the operation, leasing, acquisition and ownership of office properties.  The Company performs these services for its own account and for other institutional investors through co-ownership structures such as discretionary funds and/or partnerships.  The Company is geographically focused on the Southeastern and Southwestern United States and Chicago.  Currently, Parkway owns or has an interest in 66 office properties located in 11 states with an aggregate of approximately 13.4 million square feet of leasable space.  Included in the portfolio are one discretionary fund and several partnership arrangements which encompass 21 properties totaling 3.8 million square feet, representing 28.8% of the portfolio.  With the discretionary fund and/or partnerships, the Company receives fees for asset management, property management, leasing and construction management services and potentially receives incentive fees upon sale if certain investment targets are achieved.  Increasing the number of co-investments, and consequently the related fee income, is part of the Company’s strategy to transform itself to an operator-owner versus an owner-operator.   The strategy highlights the Company’s strength in providing excellent service in the operation and acquisition of office properties for investment clients in addition to its direct ownership of real estate assets. Fee-based real estate services are offered through the Company’s wholly owned subsidiary, Parkway Realty Services LLC, which also manages and/or leases approximately 1.8 million square feet for third party owners as of October 1, 2008. A significant phase of the transformation to an operator-owner is currently under way through the Company’s GEAR UP Plan, which started January 1, 2006 and ends December 31, 2008.  The Company generates revenue primarily by leasing office space to its customers and providing management and leasing services to third party office property owners (including joint venture interests).  The primary drivers behind Parkway’s revenues are occupancy, rental rates and customer retention.

Occupancy.  Parkway’s revenues are dependent on the occupancy of its office buildings.  As of October 1, 2008, occupancy of Parkway’s office portfolio was 90.4% compared to 91.3% as of July 1, 2008 and 92.3% as of October 1, 2007.  Not included in the October 1, 2008 occupancy rate are 27 signed leases totaling 111,000 square feet, which commence during the fourth quarter of 2008 through the second quarter of 2009 and will raise Parkway’s percentage leased to 91.2%  To combat rising vacancy, Parkway utilizes innovative approaches to produce new leases.  These include the Broker Bill of Rights, a short-form service agreement and customer advocacy programs which are models in the industry and have helped the Company maintain occupancy around 90% during a time when the national occupancy rate is approximately 86%.

Rental Rates.  An increase in vacancy rates has the effect of reducing market rental rates and vice versa.  Parkway’s leases typically have three to seven year terms.  As leases expire, the Company replaces the existing leases with new leases at the current market rental rate.  As of October 1, 2008, Parkway had $1.14 per square foot in rental rate embedded growth in its office property leases.  Embedded growth is defined as the difference between the weighted average in place cash rents and the weighted average market rental rate.

Customer Retention.  Keeping existing customers is important as high customer retention leads to increased occupancy, less downtime between leases, and reduced leasing costs.  Parkway estimates that it costs five to six times more to replace an existing customer with a new one than to retain the customer.  In making this estimate, Parkway takes into account the sum of revenue lost during downtime on the space plus leasing costs, which rise as market vacancies increase.  Therefore, Parkway focuses a great deal of energy on customer retention.  Parkway's operating philosophy is based on the premise that it is in the customer retention business.  Parkway seeks to retain its customers by continually focusing on operations at its office properties.  The Company believes in providing superior customer service; hiring, training, retaining and empowering each employee; and creating an environment of open communication both internally and externally with customers and stockholders.  Over the past ten years, Parkway maintained an average 73% customer retention rate.  Parkway’s customer retention for the three months and nine months ended September 30, 2008 was 66.7% and 71.5% respectively, compared to 69.8% and 69.3% for the three months and nine months ended September 30, 2007, respectively.

Strategic Planning.   Parkway is a focused office REIT with a hands-on, service-oriented approach, a disciplined asset allocation program and a willingness to recycle assets.  However, we see the future transformation taking Parkway from being an owner-operator to being an operator-owner.  On January 1, 2006, the Company initiated a new three-year operating plan referred to as the “GEAR UP” Plan that will serve as the spring board to transform Parkway from being first an owner of real estate and secondarily an operator of real estate for others to being first an operator of real estate for others that also owns an interest in the real estate.  The goals of the GEAR UP Plan are as follows:

▪    Great People.  Great customer service starts with hiring great people, training them well and retaining them.  It will take great people to accomplish the ambitious goals of the Plan.

▪    Equity Opportunities.  Over the last several years management has created a broad array of equity opportunities for Parkway.  On the private equity side this includes the use of discretionary funds, such as the funds with Ohio PERS and the Teacher Retirement System of Texas, and partnerships.  The judicious use of private equity provides a greater return on equity to the public shareholders. Parkway intends to contribute assets from its balance sheet to form new joint ventures and expects these subsequent ventures to be similar to discretionary funds in their duration and economics. On the public equity side, this includes the judicious use of common equity and preferred equity to manage the balance sheet and growth.

▪     Asset Recycling. The Company has demonstrated its willingness in the past to sell assets when management believed the time was right.  At the start of the GEAR UP Plan, Parkway identified 25 buildings in twelve markets, totaling approximately 5 million rentable square feet to be part of the asset recycling program.  Most of these properties are smaller assets or located in smaller markets that do not fit with the Company strategy of owning larger assets in institutional markets.  The dispositions that are planned will help align the Company’s portfolio with its current acquisition criteria, which focuses on larger properties in institutional markets.  In most cases, Parkway will seek to keep a 10% to 30% joint venture interest in the properties being recycled and retain management and leasing agreements.  This is a fluid list of assets based on the Company’s evaluation of specific market conditions and review of the portfolio.  The other side of Asset Recycling is the reinvestment of proceeds from dispositions into other assets, either owned in the fee-simple format or owned jointly with a partner.

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

▪    Retain Customers.  Customer retention remains the cornerstone of the Company’s business and is why partners choose to partner with Parkway.  The goal is a customer retention rate of 70% to 75%.  The average customer retention rate since the inception of the GEAR UP Plan on January 1, 2006 is 71%, and we anticipate that the annual customer retention rate for 2008 will be in the range of 70% to 75%.

▪     Uncompromising Focus on Operations.  Parkway is reaffirming its commitment to do that which it does best, and that is to operate office properties for maximum returns.

▪    Performance.  In the planning process, management first decided what actions to take strategically over the three years of the GEAR UP Plan and secondly, modeled the economic impact of these actions.  Given the large component of Asset Recycling in the Plan, management selected a financial metric that would be most appropriate to measure the success of the Plan.   This led to the adoption of Cumulative Adjusted Funds Available for Distribution (“Cumulative Adjusted FAD”) as the metric for the GEAR UP Plan, with a target of $7.18 per share cumulative over three years.  Actual Adjusted FAD for 2006 and 2007 exceeded the amount projected by the Company at the beginning of the Plan.   Management set an internal target for fixed charge coverage before principal payments of 2.5 times as a measure of leverage for the plan.  While not a requirement in the plan, this self-imposed target serves to prevent the performance goals being met by over-leveraging the Company.

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

                Parkway has made progress on its Asset Recycling and Equity Opportunities goals in 2006, 2007 and 2008 as follows:

▪    Dispositions.   Parkway sold thirteen office properties for a gross sales price totaling $240.1 million and recorded a total gain on the sales for financial reporting purposes in the amount of $65.7 million.

▪    Fund I Acquisitions.  The Ohio PERS Fund I and Parkway purchased eleven office properties at an aggregate contract purchase price of $465.9 million, which is comprised of investments by the fund totaling $444.3 million plus an additional investment by Parkway of $21.6 million.  The Ohio PERS Fund I was fully invested as of February 15, 2008.

▪    Fund II Formation.  On May 14, 2008, Parkway entered into a $750 million discretionary fund with the Teacher Retirement System of Texas (“TRS”) for the purpose of acquiring office properties.  TRS is a 70% investor and Parkway is a 30% investor.

▪    Fee Simple Purchases.  Parkway purchased One Illinois Center in Chicago, Illinois at a contract purchase price of $198 million.

▪   Other Purchases.  Parkway purchased an additional interest in Moore Building Associates, LP, which owns the Toyota Center in Memphis, Tennessee, for $1.4 million raising Parkway’s total ownership interest to 75.025%.

▪    Equity Offering.  On December 18, 2006, the Company sold 600,000 shares of common stock to Banc of America Securities LLC at a gross offering price of $50.25 per share and a net price of $49.37 per share. The Company used the net proceeds of approximately $29.6 million to repay indebtedness outstanding under a $19.3 million mezzanine loan incurred in connection with the purchase of One Illinois Center and to make additional investments in office properties.

▪    Stock Buyback.  On August 3, 2007, the Board of Directors authorized the repurchase of up to 1.7 million shares of Parkway’s outstanding common stock through July 30, 2008.  During 2007, the Company purchased approximately 687,000 shares of Parkway common stock under this authorization for $29.1 million, which equates to an average price of $42.36 per share.

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

On May 14, 2008, Parkway, through affiliated entities, entered into a limited partnership agreement forming a $750 million discretionary fund, known as Parkway Properties Office Fund II, L.P., (“Texas Teachers Fund II”) with the Teacher Retirement System of Texas (“TRS”) for the purpose of acquiring high-quality multi-tenant office properties.  TRS is a 70% investor and Parkway is a 30% investor in the fund, which will be capitalized with approximately $375 million of equity capital and $375 million of non-recourse, fixed-rate first mortgage debt.  Parkway’s share of the equity contribution for the fund will be $112.5 million and will be funded with proceeds from sales, line of credit advances and/or sales of equity securities.  The Texas Teachers Fund II targets acquisitions in the core markets of Houston, Austin, San Antonio, Chicago, Atlanta, Phoenix, Charlotte, Memphis, Nashville, Jacksonville, Orlando, Tampa/St. Petersburg,  and other growth markets to be determined by Parkway.

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

Financial Condition

Comments are for the balance sheet dated September 30, 2008 compared to the balance sheet dated December 31, 2007.

                Office and Parking Properties.  In 2008, Parkway continued the application of its strategy of operating and acquiring office properties, joint venturing interests in office assets, as well as liquidating non-core assets and office assets that no longer meet the Company’s investment criteria and/or the Company has determined value will be maximized by selling.  During the nine months ended September 30, 2008, total assets increased $161.7 million or 10.5% and office and parking properties (before depreciation) increased $144.6 million or 9.3%.

                Purchases, Dispositions, Improvements and Development. Parkway’s investment in office and parking properties and office property development increased $146.9 million net of depreciation to a carrying amount of $1.5 billion at September 30, 2008, and consisted of 60 office and parking properties and one office property development.  The primary reason for the increase in office and parking properties relates to the net effect of the purchase of office properties, building improvements, development costs, the sale of three office properties, and depreciation recorded during the year.

During the nine months ended September 30, 2008, the Company incurred $22.5 million in development costs for the construction of The Pinnacle at Jackson Place, which is a 192,000 square foot Class A+ office building development adjacent to the Company’s headquarters building in Jackson, Mississippi.  The estimated cost of the development is $48.5 million with expected completion in the fall of 2008.  The Company has received commitments to lease approximately 82% of the new office space.  Parkway is considering a joint venture structure for the development whereby Parkway will retain an ownership interest of approximately 25%.  The development is designed to utilize benefits available under the Gulf Opportunity Zone Act for new developments in areas affected by Hurricane Katrina.

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

                During the third quarter of 2008, the Company sold three non-strategic office properties described below.  The Company received gross proceeds of $86.3 million and recorded gains on sale of $22.6 million.  The net proceeds from the sales were used to extinguish $18.1 million in first mortgage debt secured by Capitol Center and related prepayment expenses of $2.1 million and reduce amounts outstanding under the bank line of credit.  In accordance with generally accepted accounting principles, the gains on sale and all current and prior period income have been classified to discontinued operations.

▪    On July 15, 2008, the Company sold Town Point Center, a 131,000 square foot office building in Norfolk, Virginia, to an unrelated third party for a gross sales price of $12.8 million.  Parkway recorded a gain on the sale of $1.6 million in the third quarter of 2008.

▪    On August 18, 2008, the Company sold Wachovia Plaza, a 186,000 square foot office building in St. Petersburg, Florida, to an unrelated third party for a gross sales price of $26.0 million.  Parkway recorded a gain on the sale of $9.3 million in the third quarter of 2008.

▪    On September 5, 2008, the Company sold Capitol Center, a 460,000 square foot office building in Columbia, South Carolina, to an unrelated third party for a gross sales price of $47.5 million.  Parkway recorded a gain on the sale of $11.7 million in the third quarter of 2008.

                During the nine months ended September 30, 2008, the Company capitalized building improvements and additional purchase expenses of $23.0 million and recorded depreciation expense of $49.7 million related to its office and parking properties.

Intangible Assets, Net.  For the nine months ended September 30, 2008, intangible assets net of related amortization increased $12.6 million or 17.8% and was primarily due to the net effect of the purchase of three office investments during the period and amortization of the existing intangible assets for the period.

                Notes Payable to Banks.  Notes payable to banks decreased $32.0 million or 15.1% during the nine months ended September 30, 2008.  At September 30, 2008, notes payable to banks totaled $180.3 million and the net decrease is primarily attributable to proceeds received from refinancing the mortgage secured by Capital City Plaza in Atlanta, Georgia and the sale of three office properties, offset by advances under the line of credit to purchase and develop real estate and make improvements to office properties.

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

                Mortgage Notes Payable.  During the nine months ended September 30, 2008, mortgage notes payable increased $145.5 million or 20.4% and is due to the net effect of scheduled principal payments on mortgages of $10.5 million, the prepayment of existing mortgage debt of $63.0 million, the placement of mortgage debt of $202.2 million and advances on mortgage debt of $16.8 million to fund The Pinnacle development.

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

                In connection with the Ohio PERS Fund I investments during the first quarter of 2008 discussed under “Financial Condition – Office and Parking Properties – Purchases, Dispositions, Improvements and Development”,  total non–recourse first mortgage debt was placed in the amount of $142.2 million at a weighted average interest rate of 5.7%.  The portion of mortgage debt attributable to Ohio PERS Fund I was $129.2 million and $13.0 million was attributable to Parkway.  The mortgages are secured by the respective properties, have one to three year interest only periods and mature in 2016.

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

                In connection with the sale of Capitol Center on September 5, 2008, the Company prepaid the $18.1 million first mortgage plus $2.1 million in related mortgage prepayment expenses with proceeds received from the sale.

                The Company expects to continue seeking fixed-rate, non-recourse mortgage financing with maturities from five to ten years typically amortizing over 25 to 30 years on select office building investments as additional capital is needed.  The Company targets a debt to total market capitalization rate at a percentage in the range of 45% to 50%. This rate may vary at times pending acquisitions, sales and/or equity offerings.  In addition, volatility in the price of the Company’s common stock may affect the debt to total market capitalization ratio.  However, over time the Company plans to maintain a percentage in the range of 45% to 50%.  The Company calculates this ratio by including its proportionate share of any debt on assets held in funds and partnerships.  In addition to this debt ratio, the Company monitors interest, fixed charge and modified fixed charge coverage ratios.  The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA.  The modified fixed charge coverage ratio is computed by comparing cash interest accrued and preferred dividends paid to EBITDA. In connection with the GEAR UP Plan, management set an internal target for the modified fixed charge coverage ratio of 2.5 times as a measure of leverage for the plan.  While not a requirement of the plan, this self-imposed target serves to prevent the performance goals being met by over-leveraging the Company.  Management believes the debt to market capitalization, interest coverage, fixed charge coverage and modified fixed charge coverage ratios provide useful information on total debt levels as well as the Company’s ability to cover interest, principal and/or preferred dividend payments with current income. As of September 30, 2008, Parkway’s debt to total market capitalization rate was 56.7% which is higher than the Company’s target range of 45% to 50%.  The increase in the rate was due primarily to a stock price decrease.

                The computation of the interest, fixed charge and modified fixed charge coverage ratios and the reconciliation of net income to EBITDA is as follows for the nine months ended September 30, 2008 and 2007 (in thousands):

	Nine Months Ended
	September 30
	2008	2007
Net Income	$15,167	$18,774
Adjustments to Net Income:
Interest expense	44,647	39,242
Amortization of financing costs	1,322	898
Prepayment expense – early extinguishment of debt	2,153	370
Depreciation and amortization	68,532	58,074
Amortization of share based compensation	1,381	1,114
Gain on real estate and non depreciable assets	(22,588)	(20,307)
Tax expense	2	129
EBITDA adjustments - unconsolidated joint ventures	945	882
EBITDA adjustments - minority interest in real estate partnerships	(23,067)	(12,019)
EBITDA (1)	$88,494	$87,157

Interest Coverage Ratio:
EBITDA	$88,494	$87,157
Interest expense:
Interest expense	$44,647	$39,242
Capitalized interest	601	115
Interest expense - unconsolidated joint ventures	382	383
Interest expense - minority interest in real estate partnerships	(8,750)	(4,428)
Total interest expense	$36,880	$35,312
Interest Coverage Ratio	2.40	2.47

Fixed Charge Coverage Ratio:
EBITDA	$88,494	$87,157
Fixed charges:
Interest expense	$36,880	$35,312
Preferred dividends	3,600	3,600
Principal payments (excluding early extinguishment of debt)	10,481	11,770
Principal payments - unconsolidated joint ventures	40	37
Principal payments - minority interest in real estate partnerships	(250)	(229)
Total fixed charges	$50,751	$50,490
Fixed Charge Coverage Ratio	1.74	1.73

Modified Fixed Charge Coverage Ratio:
EBITDA	$88,494	$87,157
Modified fixed charges:
Interest expense	$36,880	$35,312
Preferred dividends	3,600	3,600
Total modified fixed charges	$40,480	$38,912
Modified Fixed Charge Coverage Ratio	2.19	2.24

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

                Parkway views EBITDA primarily as a liquidity measure and, as such, the GAAP financial measure most directly comparable to it is cash flows provided by operating activities.  Because EBITDA is not a measure of financial performance calculated in accordance with GAAP, it should not be considered in isolation or as a substitute for operating income, net income, cash flows provided by operating, investing and financing activities prepared in accordance with GAAP.  The following table reconciles EBITDA to cash flows provided by operating activities for the nine months ended September 30, 2008 and 2007 (in thousands):

	Nine Months Ended
	September 30
	2008	2007

EBITDA	$88,494	$87,157

Amortization of above market leases	198	754
Amortization of mortgage loan discount	(380)	-
Operating distributions from unconsolidated joint ventures	855	902
Interest expense	(44,647)	(39,242)
Prepayment expense early extinguishment of debt	(2,153)	(370)
Tax expense	(2)	(129)
Change in deferred leasing costs	(6,527)	(2,792)
Change in receivables and other assets	3,559	(7,360)
Change in accounts payable and other liabilities	1,896	8,749
Adjustments for minority interests	15,933	9,446
Adjustments for unconsolidated joint ventures	(1,747)	(1,664)
Cash flows provided by operating activities	$55,479	$55,451

                Minority Interest – Real Estate Partnerships. During the nine months ended September 30, 2008, minority interest associated with real estate partnerships increased $50.8 million or 63.1%.  The increase is attributable to the minority interest partner’s equity contribution toward the three Ohio PERS Fund I office investments during the first quarter of 2008 discussed under “Financial Condition – Office and Parking Properties – Purchases, Dispositions, Improvements and Development”.

                Stockholders’ Equity. Stockholders’ equity decreased $15.3 million or 3.5% during the nine months ended September 30, 2008, as a result of the following (in thousands):

Increase
(Decrease)
Net income	$15,167
Change in market value of interest rate swaps	(31)
Comprehensive income	15,136
Common stock dividends declared	(29,729)
Preferred stock dividends declared	(3,600)
Exercise of stock options	792
Shares issued in lieu of Directors fees	140
Share based compensation expense	1,381
Shares distributed from deferred compensation plan	626
$(15,254)

Results of Operations

Comments are for the three months and nine months ended September 30, 2008 compared to the three months and nine months ended September 30, 2007.

                Net income available to common stockholders for the three months ended September 30, 2008 was $18.5 million ($1.23 per basic common share) as compared to net loss available to common stockholders of $2.1 million ($0.14 per basic common share) for the three months ended September 30, 2007.  Net income available to common stockholders for the nine months ended September 30, 2008 was $11.6 million ($0.77 per basic common share) as compared to net income available to common stockholders of $15.2 million ($0.97 per basic common share) for the nine months ended September 30, 2007.  The primary reason for the increase in net income for the three months ended September 30, 2008, is due to the gains on real estate from discontinued operations of $22.6 million.

                Office and Parking Properties.  The analysis below includes changes attributable to same store properties, acquisitions and dispositions of office properties.  Same store properties are those that the Company owned for the current and prior year reporting periods, excluding properties classified as discontinued operations.  At September 30, 2008, same store properties consisted of 56 properties comprising 11.2 million square feet.  Properties acquired in 2007 and 2008 that do not meet the definition of same store properties consisted of four properties with 1.2 million square feet.

                The following table represents revenue from office and parking properties for the three months and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30				Nine Months Ended September 30
			Increase	%			Increase	%
	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change
Revenue from office and parking properties:
Same store properties	$62,388	$57,180	$ 5,208	9.1%	$176,785	$168,954	$ 7,831	4.6%
Properties acquired in 2007	351	149	202	135.6%	3,797	423	3,374	797.6%
Properties acquired in 2008	7,118	-	7,118	0.0%	17,572	-	17,572	0.0%
Properties disposed	-	(7)	7	-100.0%	(10)	4,084	(4,094)	-100.2%
Total revenue from office and
parking properties	$69,857	$57,322	$12,535	21.9%	$198,144	$173,461	$24,683	14.2%

                Revenue from office and parking properties for same store properties increased $5.2 million and $7.8 million for the three months and nine months ended September 30, 2008, respectively, compared to the same period for 2007.  The primary reason for the increase is due to an increase in same store average rental rates for same store properties for the nine months ended September 30, 2008 compared to September 30, 2007.  Average same store rental rates increased 2.7% for the nine months ended September 30, 2008 compared to the same period of 2007.  Additionally, lease termination fee income increased, and expense reimbursement income increased as a result of higher property operating expenses.

                The following table represents property operating expenses for the three months and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30				Nine Months Ended September 30
			Increase	%			Increase	%
	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change
Expenses from office and parking properties:
Same store properties	$30,600	$26,512	$4,088	15.4%	$85,274	$78,369	$6,905	8.8%
Properties acquired in 2007	278	84	194	231.0%	2,023	194	1,829	942.8%
Properties acquired in 2008	3,400	-	3,400	0.0%	8,366	-	8,366	0.0%
Office property development	16	25	(9)	-36.0%	23	82	(59)	-72.0%
Properties disposed	1	106	(105)	-99.1%	22	2,077	(2,055)	-98.9%
Total expenses from office and
parking properties	$34,295	$26,727	$7,568	28.3%	$95,708	$80,722	$14,986	18.6%

                Property operating expenses for same store properties increased $4.1 million and $6.9 million for the three months and nine months ended September 30, 2008, respectively, compared to the same period of 2007.  The primary reason for the increase is due to increased utilities, real estate taxes and repairs associated with Hurricane Ike discussed below.

                Depreciation and amortization expense attributable to office and parking properties increased  $3.9 million and $10.9 million for the three months and nine months ended September 30, 2008, respectively, compared to the same period for 2007 and is due to the additional depreciation associated with the acquisition of office properties and improvements to properties.

                Hurricane Ike Impact. The Company has 13 wholly-owned properties and one jointly-owned property totaling 2.3 million square feet in Houston, Texas, which sustained some property damage from Hurricane Ike on September 13, 2008.  The current estimate of damages for the 14 properties is between $6.5 million to $7.5 million.  The Company estimates that its insurance deductible related to these claims will be approximately $3.0 million to $3.5 million.  Approximately $640,000 is estimated to represent repair and clean up costs with the remainder representing capitalized costs.  The Company expects to record a net gain of approximately $1.0 million related to an involuntary conversion of the damaged assets.  The Company will record this gain upon final settlement of the hurricane claim with its insurance carrier.

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

                During the nine months ended September 30, 2008, the Board of Directors approved the grant of 38,017 restricted shares to officers of the Company.  The shares were valued at $1.2 million and 36,975 shares will vest four years from grant date and 1,042 shares will vest subject to achievement of the cumulative goals of the GEAR UP plan, which will end on December 31, 2008.  Compensation expense will not be recorded on the shares that vest based on performance conditions until the Company determines that it is probable that the goal will be achieved.  Therefore, no expense has been recorded to date for the shares that vest based on achievement of the cumulative goals of the GEAR UP Plan.

                Share based compensation expense of $1.4 million and $1.1 million was recognized for the nine months ended September 30, 2008 and 2007, respectively.  Total compensation expense related to nonvested awards subject to service conditions not yet recognized was $4.0 million as of September 30, 2008.  The weighted average period over which this expense is expected to be recognized is approximately 2.3 years.  Total potential compensation expense associated with shares that vest based on performance conditions is $1.5 million as of September 30, 2008.

                General and Administrative Expense.  General and administrative expense increased $193,000 and $1.3 million for the three months and nine months ended September 30, 2008, respectively, compared to the same period of 2007 and is primarily attributable to increased personnel costs and share based compensation expense.

                Interest Expense.  Interest expense, including amortization, increased $1.9 million  and $5.6 million for the three months ended and nine months ended September 30, 2008, compared to the same period of 2007 and is comprised of the following (in thousands):

	Three Months Ended September 30				Nine Months Ended September 30
			Increase	%			Increase	%
	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change
Interest expenses:
Mortgage interest expense	$12,055	$10,076	$1,979	19.6%	$35,248	$29,952	$5,296	17.7%
Bank line interest expense	2,339	2,527	(188)	-7.4%	8,385	7,693	692	9.0%
Subsidiary redeemable preferred
membership interest	-	76	(76)	-100.0%	-	449	(449)	-100.0%
Debt prepayment expense	-	-	-	0.0%	13	369	(356)	-96.5%
Mortgage loan cost amortization	281	192	89	46.4%	835	568	267	47.0%
Bank loan cost amortization	168	116	52	44.8%	473	311	162	52.1%

Total interest expense	$14,843	$12,987	$1,856	14.3%	$44,954	$39,342	$5,612	14.3%

                Mortgage interest expense increased $2.0 million and $5.3 million for the three months and nine months ended September 30, 2008, respectively, compared to the same period for 2007 and is due to the net effect of new loans placed in 2007 and 2008, the refinancing of one loan and the early extinguishment of three mortgages in 2008.  The average interest rate on mortgage notes payable as of September 30, 2008 and 2007 was 5.7% and 5.8%, respectively.

                Bank line interest expense decreased $188,000 for the three months ended September 30, 2008 and increased $692,000 for the nine months ended September 30, 2008, compared to the same period of 2007, and is primarily due to the net effect of proceeds received from the sale of assets, borrowings due to additional purchases of office investments and a decrease in average interest rate from 6.3% for the nine months ended September 30, 2007 to 5.0% for the nine months ended September 30, 2008.

                Discontinued Operations.  Discontinued operations is comprised of the following for the three months and nine months ending September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30				Nine Months Ended September 30
			Increase	%			Increase	%
	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change
Discontinued operations:
Income (loss) from discontinued
operations	$(2,001)	$760	$ (2,761)	-363.3%	$ (760)	$1,929	$(2,689)	-139.4%
Gain on sale of real estate from
discontinued operations	22,588	-	22,588	0.0%	22,588	-	22,588	0.0%
Total discontinued operations	$20,587	$760	$19,827	2608.8%	$21,828	$1,929	$19,899	1031.6%

                The net gains and all current and prior period income from the following office property dispositions are included in discontinued operations for the three months and nine months ending September 30, 2008 and 2007 (in thousands).

		Square	Date of	Gross Sales	Gain
Office Property	Location	Feet	Sale	Price	on Sale
Town Point Center	Norfolk, Virginia	131	07/15/08	$12,750	$ 1,559
Wachovia Plaza	St. Petersburg, Florida	186	08/18/08	26,010	9,338
Capitol Center	Columbia, South Carolina	460	09/05/08	47,500	11,691
2008 Dispositions		777		$86,260	$22,588

Recent Accounting Pronouncements

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

                In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS No. 162 is effective November 15, 2008, which represents 60 days following the SEC’s September 2008 approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company is currently evaluating the impact of SFAS No. 162 on the Company’s consolidated financial statements.

Liquidity and Capital Resources

Statement of Cash Flows.  Cash and cash equivalents were $15.1 million and $11.3 million at September 30, 2008 and December 31, 2007, respectively.  Cash flows provided by operating activities for the nine months ended September 30, 2008 and 2007 were $55.5 million.

Cash used in investing activities was $189.2 million for the nine months ended September 30, 2008 compared to $32.5 million for the same period of 2007.  The increase in cash used in investing activities of $156.7 million is primarily due to the net effect office property purchases, proceeds from the sale of real estate, office property improvements and development costs in 2008.

                Cash provided by financing activities was $137.5 million for the nine months ended September 30, 2008 compared to cash used in financing activities of $16.0 million for the same period of 2007.  The increase in cash provided by financing activities of $153.5 million is primarily due to additional mortgage placements in 2008 and contributions from minority interest partners to fund office property purchases.

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

                The Company’s line of credit allows Parkway to borrow up to a combined $311.0 million.  At September 30, 2008, the Company had a total of $180.3 million outstanding under its line of credit.  Based on the loan covenants, Parkway had $40.8 million in additional capacity available at September 30, 2008.  At September 30, 2008, the following amounts were outstanding under the line of credit (in thousands):

				Outstanding
Line of Credit	Lender	Interest Rate	Maturity	Balance
$9 Million Unsecured Line of Credit	Trustmark National Bank	3.8%	12/07/08	$ 9,000
$15 Million Unsecured Line of Credit	PNC Bank	5.0%	01/28/09	2,316
$236 Million Unsecured Line of Credit (1)	Wachovia Bank	4.3%	04/27/11	109,000
$60 Million Unsecured Term Loan (2)	Wachovia Bank	5.6%	04/27/11	60,000
		4.7%		$ 180,316

(1)   The interest rate on the $236 million unsecured line of credit interest rate is currently LIBOR plus 130 basis points or the Prime interest rate plus 25 basis points.  At September 30, 2008, all amounts outstanding under the line of credit with interest rates not fixed by an interest rate swap agreement are borrowed against the Prime interest rate plus 25 basis points.  The Company pays an annual administration fee of $35,000 and fees on the unused portion of the revolver ranging between 12.5 and 20 basis points based upon overall Company leverage, with the rate set at 12.5 basis points at September 30, 2008.  On October 29, 2008, the Company exercised its right to extend this line to April 2011.  The Company paid a one-time extension fee of $354,000 that will be amortized over the term of the line of credit.

(2)   The interest rate on the $60 million term loan represents the weighted average interest rate of two interest rate swaps that expire December 31, 2008.

             The Company’s $236 million unsecured revolving credit facility and $60 million unsecured term loan are both led by Wachovia Bank and syndicated to nine other banks.  The credit facility requires compliance with a number of restrictive financial covenants, including tangible net worth, fixed charge coverage ratio, unencumbered interest coverage ratio, total debt to total asset ratio, secured debt to total asset value ratio, secured recourse debt to total asset value ratio and unencumbered pool restrictions.  As of September 30, 2008, the Company was in compliance with these financial covenants.

The $15 million line is expected to fund the daily cash requirements of the Company’s treasury management system.  The interest rate on the $15 million line is based on LIBOR plus 80 to 130 basis points, depending upon overall Company leverage, with the current rate set at LIBOR plus 130 basis points as of September 30, 2008.  Under the $15 million line, the Company does not pay annual administration fees or fees on the unused portion of the line.

The $9 million line with Trustmark National Bank has a current interest rate equal to the 30-day LIBOR rate plus 132.5 basis points.  The proceeds of the loan were used to finance the construction of the City Centre Garage, which was completed in 2005.

To protect against the potential for rapidly rising interest rates, the Company entered into interest rate swap agreements in 2008, 2007, 2005 and 2004.  The Company designated the swaps as hedges of the variable interest rates on the Company’s borrowings under the Wachovia unsecured revolving credit facility and a portion of the debt placed on the Pinnacle development.  These swaps are considered to be fully effective and changes in the fair value of the swaps are recognized in accumulated other comprehensive income.  The Company's interest rate hedge contracts as of September 30, 2008 and 2007 are summarized as follows (in thousands):

					Fair Market Value
Type of	Notional	Maturity		Fixed	September 30
Hedge	Amount	Date	Reference Rate	Rate	2008	2007
Swap	$30,000	08/31/08	1-Month LIBOR	4.924%	$ -	$ (54)
Swap	$40,000	12/31/08	1-Month LIBOR	4.360%	(50)	100
Swap	$20,000	12/31/08	1-Month LIBOR	4.245%	(34)	91
Swap	$100,000	03/31/11	1-Month LIBOR	4.935%	(434)	-
Swap	$23,500	12/01/14	1-Month LIBOR	5.550%	129	-
					$(389)	$ 137

                At September 30, 2008, the Company had $860.0 million in mortgage notes payable with an average interest rate of 5.7% secured by office properties and $180.3 million drawn under the Company’s line of credit.  Parkway's pro rata share of unconsolidated joint venture debt was $9.8 million with an average interest rate of 5.1% at September 30, 2008.  Based on the Company’s total market capitalization of $1.5 billion at September 30, 2008 (using the September 30, 2008 closing price of $37.86 per common share), the Company’s debt represented 56.7% of its total market capitalization.  The Company targets a debt to total market capitalization rate at a percentage in the range of 45% to 50%.  This rate may vary at times pending acquisitions, sales and/or equity offerings.  In addition, volatility in the price of the Company’s common stock may affect the debt to total market capitalization ratio.  However, over time the Company plans to maintain a percentage in the range of 45% to 50%.  The increase in the debt to total market capitalization rate at September 30, 2008 was due primarily to a stock price decrease.

                In addition to the debt to total market capitalization ratio, the Company also monitors interest, fixed charge and modified fixed charge coverage ratios.  The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization (“EBITDA”).  This ratio for the nine months ended September 30, 2008 and 2007 was 2.40 and 2.47 times, respectively.  The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA.  This ratio for the nine months ended September 30, 2008 and 2007 was 1.74 and 1.73 times, respectively.  The modified fixed charge coverage ratio is computed by comparing the cash interest accrued and preferred dividends paid to EBITDA.  This ratio for the nine months ended September 30, 2008 and 2007 was 2.19 and 2.24 times, respectively.  In connection with the GEAR UP Plan, management set an internal target for the modified fixed charge coverage ratio of 2.5 times as a measure of leverage for the plan.  While not a requirement of the plan, this self-imposed target serves to prevent the performance goals being met by over-leveraging the Company.  Management believes the debt to market capitalization, interest coverage, fixed charge coverage and modified fixed charge coverage ratios provide useful information on total debt levels as well as the Company’s ability to cover interest, principal and/or preferred dividend payments with current income.

                The table below presents the principal payments due and weighted average interest rates for the mortgage notes payable as of September 30, 2008 (in thousands).

		Total		Recurring
	Average	Mortgage	Balloon	Principal
	Interest Rate	Maturities	Payments	Amortization
2008*	5.6%	$ 3,158	$ -	$ 3,158
2009	5.7%	35,299	21,766	13,533
2010	5.8%	139,794	126,411	13,383
2011	5.9%	112,754	102,694	10,060
2012	5.9%	65,070	56,738	8,332
2013	5.9%	8,434	-	8,434
Thereafter	4.1%	495,525	469,095	26,430
Total		$860,034	$776,704	$83,330
Fair value at 09/30/08		$803,712

*Remaining three months

The Company presently has plans to make additional capital improvements at its office properties in 2008 of approximately $12 million.  These expenditures include tenant improvements, capitalized acquisition costs and capitalized building improvements.  Approximately $6 million of these improvements relate to upgrades on properties acquired in recent years that were anticipated at the time of purchase.  All such improvements are expected to be financed by cash flow from the properties, capital expenditure escrow accounts, advances on the bank lines of credit or contributions from partners.

In the fall of 2008, the Company expects to complete the development of a 192,000 square foot Class A+ office building in Jackson, Mississippi known as The Pinnacle at Jackson Place, adjacent to the Company’s headquarters building.  The total estimated cost of the development is $48.5 million, and for the remainder of 2008, the Company expects to incur approximately $11.3 million in construction costs, which will be funded with advances under mortgage notes payable secured by The Pinnacle.  The Company has commitments to lease approximately 82% of the new office space.  Parkway is considering a joint venture structure for the development whereby Parkway will retain an ownership interest of approximately 25%.  The development is designed to utilize benefits available under the Gulf Opportunity Zone Act for new developments in areas affected by Hurricane Katrina.

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

On May 14, 2008 Parkway formed Parkway Properties Office Fund II, LP (“Texas Teachers Fund II”), a $750 million discretionary fund with the Teacher Retirement System of Texas (“TRS”), for the purpose of acquiring high-quality multi-tenant office properties.   TRS will be a 70% investor, and Parkway will be a 30% investor in the fund, which will be capitalized with approximately $375 million of equity capital and $375 million of non-recourse, fixed-rate first mortgage debt.    Parkway’s share of the equity contribution for the fund will be $112.5 million and will be funded with proceeds from sales, line of credit advances and/or sales of equity securities.

                During the third quarter of 2008, the Company sold three non-strategic office properties for gross proceeds of $86.3 million and recorded gains on sale of $22.6 million.  The net proceeds from the sales were used to extinguish $18.1 million in first mortgage debt secured by one of the properties and related debt prepayment expenses of $2.1 million and reduce amounts outstanding under the bank line of credit.  The office properties sold were Town Point Center in Norfolk, Virginia, Wachovia Plaza in St. Petersburg, Florida and Capitol Center in Columbia, South Carolina.

                On October 29, 2008, the Company exercised its right to extend its $236 million revolving credit facility to April 2011.  The Company paid a one-time extension fee of $354,000 that will be amortized over the remaining term of the line of credit.

                The Company anticipates that its current cash balance, operating cash flows, contributions from partners, and borrowings (including borrowings under the Company’s line of credit) will be adequate to pay the Company's (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders, (iv) capital improvements, and (v) normal repair and maintenance expenses at its properties, both in the short and long term.  In addition, the Company may use proceeds from sales of assets, possible sales of equity securities and borrowings to fund property acquisitions.

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

The following table presents a reconciliation of the Company’s net income to FFO for the three months and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Net income (loss)	$19,698	$(894)	$$15,167	$18,774
Adjustments to net income (loss):
Preferred dividends	(1,200)	(1,200)	(3,600)	(3,600)
Depreciation and amortization	22,755	18,896	66,659	55,722
Depreciation and amortization – discontinued operations	171	798	1,873	2,352
Minority interest depreciation and amortization	(5,011)	(2,799)	(14,119)	(7,474)
Adjustments for unconsolidated joint ventures	200	169	555	491
Minority Interest – Unit Holders	-	2	-	2
Gain on sale of real estate	(22,588)	-	(22,588)	(20,260)
Funds from operations available to common
shareholders	$14,025	$14,972	$43,947	$46,007

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

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

                There have been no material changes to the risk factors previously disclosed in Parkway’s Form 10-K for the year ended December 31, 2007, except as noted below.  For a full description of these risk factors, please refer to Item 1A--Risk Factors, in the 2007 Annual Report on Form 10-K.

                The following has been added as a risk factor:

                The current turmoil in the credit markets could limit demand for our office properties and affect the overall availability and cost of credit.

                The current turmoil in the credit markets could limit demand for our office properties and affect the overall availability and cost of credit.  At this time, it is unclear whether and to what extent the actions taken by the U.S. government, including, without limitation, the passage of the Emergency Economic Stabilization Act of 2008 and other measures currently being implemented or contemplated, will mitigate the effects of the crisis.  With respect to Parkway, currently these conditions have not impaired our ability to access credit markets and finance our operations however the impact of the current crisis on our ability to obtain financing in the future, and the cost and terms of same, is unclear.  No assurances can be given that the effects of the current crisis will not have a material adverse effect on our business, financial condition and results of operations.

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

DATE: November 4, 2008	PARKWAY PROPERTIES, INC.

	BY:	/s/ Mandy M. Pope
Mandy M. Pope, CPA
Senior Vice President and
Chief Accounting Officer