Form 10-K
period 2008-12-31
PARKWAY PROPERTIES INC
filed 2009-03-10
CIK 729237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

                                                                                        ☒                      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Jackson, Mississippi 39201
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

 ☐Yes ☒No

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

 ☐Yes ☒No

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes  ☐ No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

                                                                                                Large accelerated filer        ☐                              Accelerated filer                       ☐

                                                                                                Non-accelerated filer          ☐                              Smaller reporting company     ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 ☐Yes ☒No

        The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, at June 30, 2008 was $488.5 million.

The number of shares outstanding in the registrant's class of common stock at February 27, 2009 was 15,373,396.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III.

PARKWAY PROPERTIES, INC.

TABLE OF CONTENTS

PART I

ITEM 1.  Business.

Overview

       Parkway Properties, Inc. is a real estate investment trust ("REIT") specializing in the operation, leasing, acquisition and ownership of office properties.  The Company performs these services for its own account and for other institutional investors through co-ownership structures such as discretionary funds and/or partnerships.  The terms “we,” “us,” “our,” “Parkway,” or the “Company” refer to Parkway Properties, Inc. individually or together with its subsidiaries.    The Company is geographically focused on the Southeastern and Southwestern United States and Chicago.  Parkway and its predecessors have been public companies engaged in the real estate business since 1971, and the management team has had experience managing a public real estate company through all phases of the real estate business cycle.  As part of its strategy, the Company places an emphasis on property operations and customer satisfaction with an ultimate goal of achieving a high level of customer retention.    The Company is self-administered, in that it provides its own investment and administrative services internally through its own employees.  The Company is also self-managed, as it internally provides the management, maintenance and other real estate services that its properties require through its own employees, such as property managers and engineers and in some cases, leasing professionals.  In addition Parkway is self-leased for renewal leases for the majority of its office property portfolio.

       At January 1, 2009, Parkway owned or had an interest in 67 office properties located in 11 states with an aggregate of approximately 13.5 million square feet of leasable space.  Included in the portfolio are one discretionary fund and several partnership arrangements which encompass 21 properties totaling 3.8 million square feet, representing 28% of the portfolio.  With the discretionary fund and/or partnerships, the Company receives fees for asset management, property management, leasing and construction management services and potentially receives incentive fees upon sale if certain investment targets are achieved.  Increasing the number of co-investments, and consequently the related fee income, is part of the Company’s strategy to transform itself to an operator-owner versus an owner-operator.   The strategy highlights the Company’s strength in providing excellent service in the operation and acquisition of office properties for investment clients in addition to its direct ownership of real estate assets. Fee-based real estate services are offered through the Company’s wholly-owned subsidiary, Parkway Realty Services LLC, which also manages and/or leases approximately 1.8 million square feet for third-party owners at January 1, 2009.

Strategic Planning

       Parkway is a focused office REIT with a hands-on, service-oriented approach, a disciplined capital allocation program and a willingness to recycle assets.  However, we see the future transformation taking Parkway from being an owner-operator to being an operator-owner.  On January 1, 2006, the Company initiated a three-year operating plan referred to as the “GEAR UP” Plan, which was completed on December 31, 2008.  The plan served as the spring board to transform Parkway from being first an owner of real estate and secondarily an operator of real estate for others to being first an operator of real estate for others that also owns an interest in the real estate.  Parkway achieved the GEAR UP Plan financial goal of $7.18 cumulative adjusted funds available for distribution per diluted share for the three year period.  The goals of the GEAR UP Plan and related accomplishments are discussed below:

  Great People.  Great customer service starts with hiring great people, training them well and retaining them.  It took great people to accomplish the ambitious goals of the GEAR UP Plan.  Parkway retained and recruited great people through expansion of the intern program, boot camp program and parachute program.  These programs are used to train our people on the culture of the Company and its uncompromising focus on operations so that they are familiar with all disciplines of the Company.

  Equity Opportunities.  Over the last several years management has created a broad array of equity opportunities for Parkway.  On the private equity side this includes the use of  discretionary funds, such as the funds with Ohio Public Employees Retirement System (“Ohio PERS Fund I”) and Teacher Retirement System of Texas (“Texas Teachers Fund II”), and partnerships.  The judicious use of private equity provides a greater return on equity to the public shareholders.  On the public equity side, this includes the judicious use of common equity and preferred equity to manage the balance sheet and growth.  Parkway accomplished the following Equity Opportunities goals during 2006 through 2008:

    Fund II Formation.  On May 14, 2008, Parkway entered into Texas Teachers Fund II, a $750.0 million discretionary fund with the Teacher Retirement System of Texas (“TRS”) for the purpose of acquiring office properties.  TRS is a 70% investor and Parkway is a 30% investor.

    Equity Offering.  On December 18, 2006, the Company sold 600,000 shares of common stock to Banc of America Securities LLC at a gross offering price of $50.25 per share and a net price of $49.37 per share. The Company used the net proceeds of approximately $29.6 million to repay indebtedness outstanding under a $19.3 million mezzanine loan incurred in connection with the purchase of One Illinois Center and to fund our equity contributions for Ohio PERS Fund I investments.

  Asset Recycling. The Company has demonstrated its willingness in the past to sell assets when management believed the time was right.  At the start of the GEAR UP Plan, Parkway identified 25 buildings in 12 markets, totaling approximately 5.0 million rentable square feet to be part of the asset recycling program.  Most of these properties were smaller assets or located in smaller markets that do not fit with the Company’s strategy of owning larger assets in institutional markets.  The dispositions that were planned would help align the Company’s portfolio with its current acquisition criteria, which focuses on larger properties in institutional markets.  This was a fluid list of assets based on the Company’s evaluation of specific market conditions and review of the portfolio.  The other side of Asset Recycling is the reinvestment of proceeds from dispositions into other assets, either owned in the fee-simple format or owned jointly with a partner.  Parkway accomplished the following Asset Recycling goals during 2006 through 2008:

o    Dispositions.   Parkway sold 13 office properties for a gross sales proceeds of $240.1 million and recorded a total gain on the sales for financial reporting purposes in the amount of $65.7 million.  Subsequent to December 31, 2008, Parkway sold one asset for a gross sales price of $7.8 million and has another asset under contract for a gross sales price of $7.7 million with $125,000 in non-refundable earnest money.  The Company plans to continue the work started during the GEAR UP Plan and complete many of the non-strategic asset sales outlined previously, subject to market conditions.

o    Fund I Acquisitions.  Parkway completed the investment for the Ohio PERS Fund I.  During 2006 through 2008, 11 office properties were purchased at an aggregate contract purchase price of $465.9 million, which is comprised of investments by the fund totaling $444.3 million plus an additional investment by Parkway of $21.6 million.

o    Fee Simple Purchases.  In July 2006, Parkway purchased One Illinois Center in Chicago, Illinois at a contract purchase price of $198.0 million.

o    Other Purchases.  Parkway purchased an additional interest in Moore Building Associates, LP, which owns the Toyota Center in Memphis, Tennessee, for $1.4 million raising Parkway’s total ownership interest to 75.025%.

o    Office Property Development.  The Pinnacle at Jackson Place in Jackson, Mississippi, opened on December 8, 2008, at a total cost of approximately $50.4 million, which includes the cost of the adjacent parking facility.  The completion of the Company’s only development project consists of an 189,000 net rentable square foot Class-A office building and a 1,734 space parking facility that is leased from the City of Jackson for a period of 90 years.

       These two goals, Equity Opportunities and Asset Recycling, are what combine to transform Parkway from being an owner-operator to being an operator-owner.  Management believes that these actions will result in Parkway better leveraging its core strength of operating office properties and will be advantageous for the Company’s shareholders over the long term. So whether we are in an economy characterized by growth or recession, purchasing assets with a good partner and leveraging our operating expertise through earning recurring fees allows us to increase our core portfolio in larger and more institutional markets and increase our earnings potential from the services provided.

  Retain Customers.  Customer retention remains the cornerstone of the Company’s business.  We believe that our focus on the customer is why partners choose to partner with Parkway.  The goal was a customer retention rate of 70% to 75%.  The average customer retention rate during the GEAR UP Plan was 71.9%.

  Uncompromising Focus on Operations.  Parkway reaffirmed its commitment to do that which it does best, and that is to operate office properties for maximum returns.  During the GEAR UP Plan, Parkway increased occupancy from 88.9% at January 1, 2006 to 90.1% at January 1, 2009.  Additionally, embedded rent growth increased from a negative $0.74 per square foot at January 1, 2006 to a positive $1.11 per square foot at January 1, 2009.  Parkway currently expects embedded rent growth per square foot to decrease in 2009.

  Performance.  In the planning process, management first decided what actions to take strategically over the three years of the GEAR UP Plan and secondly, modeled the economic impact of these actions.  Given the large component of Asset Recycling in the Plan, management selected a financial metric that would be most appropriate to measure the success of the Plan.   This led to the adoption of Cumulative Adjusted Funds Available for Distribution (“Cumulative Adjusted FAD”) as the metric for the GEAR UP Plan, with a target of $7.18 per share cumulative over three years.  Parkway achieved an actual Cumulative Adjusted FAD for the plan of $7.20 per diluted share.

Discretionary Funds and Partnerships

        Parkway intends to continue raising discretionary funds and forming partnerships with select investors.  Under the terms of these funds and partnerships, where applicable, Parkway will manage all phases of the investment cycle including acquisition, financing, operations, leasing and dispositions.   The Company will receive fees for providing these services.  At December 31, 2008, Parkway had two discretionary funds and five partnership agreements of this nature.

        On July 6, 2005, Parkway, through affiliated entities, entered into a limited partnership agreement forming Ohio PERS Fund I, a $500.0 million discretionary fund with Ohio PERS, for the purpose of acquiring high-quality multi-tenant office properties.  Ohio PERS is a 75% investor and Parkway is a 25% investor in the fund, which is capitalized with approximately $200.0 million of equity capital and $300.0 million of non-recourse, fixed-rate first mortgage debt.  At February 15, 2008, the Ohio PERS Fund I was fully invested.

       The Ohio PERS Fund I targeted properties with a leveraged internal rate of return of greater than 11%.  Parkway serves as the general partner of the fund and provides asset management, property management, leasing and construction management services to the fund, for which it is paid market-based fees.  After each partner has received a 10% annual cumulative preferred return and a return of invested capital, 20% of the excess cash flow will be paid to the general partner and 80% will be paid to the limited partners.    Through its general partner and limited partner ownership interests, Parkway may receive a distribution of the cash flow equivalent to 40%.   The term of the Ohio PERS Fund I will be seven years until February 2015, with provisions to extend the term for two additional one-year periods.

        On May 14, 2008, Parkway, through affiliated entities, entered into a limited partnership agreement forming Texas Teachers Fund II, a $750.0 million discretionary fund with the TRS, for the purpose of acquiring high-quality multi-tenant office properties.  TRS is a 70% investor and Parkway is a 30% investor in the fund, which will be capitalized with approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt.  Parkway’s share of the equity contribution for the fund will be $112.5 million and will be funded with proceeds from asset sales, line of credit advances and/or sales of equity securities.  The Texas Teachers Fund II targets acquisitions in the core markets of Houston, Austin, San Antonio, Chicago, Atlanta, Phoenix, Charlotte, Memphis, Nashville, Jacksonville, Orlando, Tampa/St. Petersburg,  and other growth markets to be determined by Parkway.

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

 Third-Party Management

       The Company benefits from a fully integrated management infrastructure, provided by its wholly-owned management subsidiary, Parkway Realty Services LLC ("Parkway Realty").  In addition to the Company’s owned properties, Parkway Realty currently manages and/or leases approximately 5.7 million net rentable square feet for third-party owners, joint venture interests and fund properties.  The Company intends to expand its third-party fee business through funds or similar ventures.

Financing Strategy

        The Company expects to continue seeking fixed rate, non-recourse mortgage financing with maturities from five to ten years typically amortizing over 25 to 30 years on select office building investments as additional capital is needed.  The Company monitors the total debt to total asset value ratio as defined in the loan agreements for the $311.0 million unsecured line of credit.  In addition to the total debt to total asset value ratio, the Company monitors interest, fixed charge and modified fixed charge coverage ratios.  Management believes the total debt to total asset value, interest coverage, fixed charge coverage and modified fixed charge coverage ratios provide useful information on total debt levels as well as the Company’s ability to cover interest, principal and/or preferred dividend payments with current income.

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

Capital Allocation

        Capital allocation receives constant review by management and the Board of Directors considering many factors including the capital markets, our weighted average cost of capital, buying criteria (written and published), the real estate market and management of the risk associated with the rate of return.  We examine all aspects of each type of investment whether it is a fund asset, Parkway common stock, a mortgage loan receivable or a fee simple purchase. Each carries a relationship to replacement cost which is still an important underwriting discipline for us. Each has a current yield and a leveraged and unleveraged internal rate of return that can be measured on a relative and absolute basis.  Currently, management views the funds and similar ventures as the highest priority of our capital allocation because it produces the highest risk adjusted return as measured by internal rate of return and current cash return.  Other investment alternatives are available to us but with lesser return or slightly higher risk so we are principally focused on funds or similar ventures at the present time.  During 2008, the REIT industry experienced significant volatility in capitalization rates.  As a result, the Company continues to monitor its buying criteria and exercise discipline when making capital allocation decisions.

Industry Segments

       Parkway’s primary business is the operation and ownership of office properties. The Company accounts for each office property or groups of related office properties as an individual operating segment.  Parkway has aggregated its individual operating segments into a single reporting segment due to the fact that the individual operating segments have similar operating and economic characteristics.

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

Management Team

        Parkway's management team consists of experienced office property specialists with proven capabilities in office property (i) operations; (ii) leasing; (iii) management; (iv) acquisition/disposition; (v) financing; (vi) capital allocation; and (vii) accounting and financial reporting.  Parkway's 14 senior officers have an average of 22 years of real estate industry experience, and have worked together at Parkway for an average of 16 years.  Management has developed a highly service-oriented operating culture and believes that its focus on operations, proactive leasing, property management and asset management activities will result in higher customer retention and occupancy and will translate into enhanced stockholder value.

 Administration

       The Company is self-administered and self-managed and maintains its principal executive offices in Jackson, Mississippi.  At December 31, 2008, the Company had 286 employees.  The operations of the Company are conducted from approximately 20,000 square feet of office space located at 188 East Capitol Street, One Jackson Place, Suite 1000, Jackson, Mississippi.  The building is owned by Parkway and is leased by Parkway at market rental rates.

Available Information

       Parkway makes available free of charge on the “Investor Relations” page of its web site, www.pky.com, its filed and furnished reports on Form 10-K, 10-Q and 8-K and all amendments thereto, as soon as reasonably practicable after Parkway electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

       The Company’s Corporate Governance Guidelines, Code of Business Conduct and Ethics and the Charters of the Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee of the Board of Directors are available on the “Investor Relations” page of Parkway’s web site.  Copies of these documents are also available free of charge in print upon written request addressed to Investor Relations, Parkway Properties, Inc., One Jackson Place Suite 1000, 188 East Capitol Street, Jackson, Mississippi 39201.

ITEM 1A.  Risk Factors.

       In addition to the other information contained or incorporated by reference in this document, readers should carefully consider the following risk factors.  Any of these risks or the occurrence of any one or more of the uncertainties described below could have a material adverse effect on the Company's financial condition and the performance of its business.  The Company refers to itself as “we” or “our” in the following risk factors.

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

  changes in governmental rules and fiscal policies; and

  civil unrest, acts of war, acts of God, including earthquakes, hurricanes and other natural disasters (which may result in uninsured losses) and other factors beyond our control.

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

       Substantially all of our revenues and income come from rental income from real property.  As such, our revenues and income could be adversely affected if a significant number of our customers defaulted under their lease obligations.  Our ability to manage our assets is also subject to federal bankruptcy laws and state laws that limit creditors' rights and remedies available to real property owners to collect delinquent rents.  If a customer becomes insolvent or bankrupt, we cannot be sure that we could recover the premises from the customer promptly or from a trustee or debtor-in-possession in any bankruptcy proceeding relating to that customer.  We also cannot be sure that we would receive rent in the proceeding sufficient to cover our expenses with respect to the premises.  If a customer becomes bankrupt, the federal bankruptcy code will apply and, in some instances, may restrict the amount and recoverability of our claims against the customer.  A customer’s default on its obligations to us could adversely affect our financial condition and the cash we have available for distributions to our stockholders.

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

Our current and future joint venture investments could be adversely affected by the capital markets, our lack of sole decision-making authority, our reliance on joint venture partners' financial condition and any disputes that may arise between us and our joint venture partners.

       Co-investing with third parties through joint ventures is a part of our ongoing business strategy.  We may not be in a position to exercise sole decision-making authority regarding the properties owned through joint ventures.  Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including reliance on our joint venture partners and the possibility that joint venture partners might become bankrupt or fail to fund their share of required capital contributions, thus exposing us to liabilities in excess of our share of the investment.  The funding of Parkway’s capital contributions may be dependent on proceeds from asset sales, line of credit advances and/or sales of equity securities.  In limited cases, such as gross neglect, the Company can be terminated as the provider of certain fee-based services. Joint venture partners may have business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives.  Any disputes that may arise between us and joint venture partners may result in litigation or arbitration that would increase our expenses.

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
  that any default on our debt, due to noncompliance with financial covenants or otherwise, could result in acceleration of those obligations; and
  that we may be unable to refinance or repay the debt as it becomes due.

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

The recent market disruptions could limit demand for our office properties and affect the overall availability and cost of credit.

        The continuation or intensification of the turmoil in the global financial markets may have an adverse impact on the availability of credit to businesses generally and could lead to a further weakening of the U. S. and global economies.  At this time, it is unclear whether and to what extent the actions taken or contemplated by the U. S. government will mitigate the effects of the crisis.  With respect to Parkway, currently these conditions have not impaired our ability to access credit markets and finance our operations.  However, the impact of the current crisis on our ability to obtain financing in the future, and the cost and terms of same, is unclear.  Furthermore, deteriorating economic conditions including business layoffs, downsizing, industry slowdowns and other similar factors that affect our customers could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio.  Additionally, the economic situation could have an impact on our lenders or customers, causing them to fail to meet their obligations to us.  No assurances can be given that the effects of the current crisis will not have a material adverse effect on our business, financial condition and results of operations.

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

       We believe that we qualify for taxation as a REIT for federal income tax purposes, and we plan to operate so that we can continue to meet the requirements for taxation as a REIT.  To qualify as a REIT we must satisfy numerous requirements (some on an annual and quarterly basis) established under the highly technical and complex provisions of the Internal Revenue Code applicable to REITs, which include:

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

ITEM 1B.  Unresolved Staff Comments.

None.

ITEM 2.  Properties.

General

       The Company operates and invests principally in office properties in the Southeastern and Southwestern United States and Chicago, but is not limited to any specific geographical region or property type.  At January 1, 2009, the Company owned or had an interest in 67 office properties comprising approximately 13.5 million square feet of office space located in 11 states.

       Property acquisitions in 2008, 2007 and 2006 were funded through a variety of sources, including:

a.         Cash reserves and cash generated from operating activities,

b.         Sales of non-core assets,

c.         Sales of office properties,

d.         Sale of joint venture interests,

e.         Contributions from partners,

f.         Fixed rate, non-recourse mortgage financing with maturities ranging from five to ten years,

g.         Assumption of existing fixed rate, non-recourse mortgages on properties purchased,

h.         Sales of Parkway common stock, and

i.          Advances on the Company’s line of credit.

Office Buildings

       Other than as discussed under "Item 1. Business", the Company intends to hold and operate its portfolio of office buildings for investment purposes.  The Company does not propose any program for the renovation or improvement of any of the office buildings, except as called for under the renewal of existing leases or the signing of new leases or improvements necessary to upgrade recent acquisitions to the Company's operating standards.  All such improvements are expected to be financed by cash flow from the portfolio of office properties, advances on the Company’s line of credit or contributions from partners.

        The Pinnacle development in Jackson, Mississippi, opened on December 8, 2008, at an estimated total cost of approximately $50.4 million, which includes the cost of the adjacent parking facility.  The completion of the Company’s only development project consists of an 189,000 net rentable square foot Class-A office building, which is currently 82% leased, and a 1,734 space parking facility that is leased from the City of Jackson for a period of 90 years.  The property is secured by $29.5 million in combined debt at a weighted average interest rate of 5.2% per annum.  The mortgage debt has a stated maturity of December 27, 2047, but it contains an early repayment option whereby the lender may call the debt in December 2014.  In the event the lender exercises the early repayment option, the outstanding principal balance will be reduced by $3.0 million.

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

       The following table sets forth certain information about office properties the Company owned or had an interest in at January 1, 2009:

					Estimated
					Average	% of
	Number	Total Net	% of	Average	Market	Leases	%
	of	Rentable	Total Net	Rent Per	Rent Per	Expiring	Leased
	Office	Square Feet	Rentable	Square	Square	In	at
Location	Properties(1)	(in thousands)	Feet	Foot (2)	Foot (3)	2009 (4)	1/1/2009
Chicago, IL	4	2,891	21.4%	$29.94	$30.28	13.2%	91.9%
Houston, TX	14	2,301	17.0%	20.29	23.49	23.4%	97.0%
Atlanta, GA	9	1,782	13.2%	22.01	22.27	15.8%	91.7%
Memphis, TN	6	1,199	8.9%	21.00	21.63	5.0%	91.5%
Jackson, MS	7	1,109	8.2%	17.39	19.83	7.3%	89.0%
Orlando, FL	5	923	6.8%	23.07	23.01	10.9%	88.3%
Phoenix, AZ	3	686	5.0%	27.30	26.73	3.1%	83.2%
Richmond, VA	6	499	3.6%	17.68	17.07	13.0%	58.8%
Jacksonville, FL	4	482	3.6%	19.19	19.23	18.4%	92.0%
Nashville, TN	1	432	3.2%	15.99	19.25	2.3%	97.0%
Columbia, SC	2	407	3.0%	15.48	16.21	6.5%	86.2%
Charlotte, NC	1	326	2.4%	18.62	20.00	26.8%	94.4%
Hampton Roads, VA	2	254	1.9%	18.48	19.00	18.7%	87.4%
Ft. Lauderdale, FL	2	216	1.6%	23.01	24.43	18.5%	64.6%
Other Markets	1	32	0.2%	8.00	8.00	100.0%	100.0%
	67	13,539	100.0%	$22.50	$23.61	13.7%	90.1%

(1)    Includes 46 office properties owned directly and 21 office properties owned through joint ventures.

(2)    Average rent per square foot is defined as the weighted average current gross rental rate including expense escalations for leased office space in the building at January 1, 2009.

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

(4)    The percentage of leases expiring in 2009 represents the ratio of square feet under leases expiring in 2009 divided by total net rentable square feet.

       The following table sets forth scheduled lease expirations for properties owned at January 1, 2009 on leases executed at January 1, 2009, assuming no customer exercises renewal options:

		Net		Annualized	Weighted	Weighted Est
		Rentable	Percent of	Rental	Expiring Gross	Avg Market
Year of	Number	Square Feet	Total Net	Amount	Rental Rate Per	Rent Per Net
Lease	of	Expiring	Rentable	Expiring (1)	Net Rentable	Rentable
Expiration	Leases	(in thousands)	Square Feet	(in thousands)	Square Foot (2)	Square Foot (3)
2009	312	1,859	13.7%	$ 41,532	$22.34	$ 23.42
2010	283	1,409	10.4%	29,853	21.18	21.72
2011	295	2,427	17.9%	57,614	23.74	24.31
2012	176	1,558	11.5%	34,809	22.35	23.03
2013	151	1,152	8.5%	25,475	22.11	22.75
2014	70	1,117	8.3%	26,492	23.72	24.65
Thereafter	121	2,678	19.8%	58,709	21.92	23.03
	1,408	12,200	90.1%	$274,484	$22.50	$23.61

(1)    Annualized rental amount expiring is defined as net rentable square feet expiring multiplied by the weighted average expiring annual rental rate per net rentable square foot.

(2)    Weighted average expiring gross rental rate is the weighted current rental rate including escalations for operating expenses.

(3)    Estimated average market rent is based upon information obtained from (i) the Company’s own experience in leasing space at the properties; (ii) leasing agents in the relevant markets with respect to quoted rental rates and completed leasing transactions for comparable properties in the relevant markets; and (iii) publicly available data with respect thereto.  Estimated average market rent is weighted by the new rentable square feet expiring in each property.

Customers

       The office properties are leased to 1,408 customers, which are in a wide variety of industries including banking, insurance, professional services (including legal, accounting, and consulting), energy, financial services and telecommunications.  Our largest customer and 25 largest customers accounted for 4.7% and 40.9% respectively, of our annualized rental revenue.  The following table sets forth information concerning the 25 largest customers of the properties owned directly or through joint ventures at January 1, 2009 (in thousands):

									Leased	Annualized
		No. of	Square Footage Expiring						Square	Rental
	Customer	Props.	2009	2010	2011	2012	2013	Thereafter	Feet (1)	Revenue (1)

	General Services Administration (GSA)	14	213	69	25	21	56	61	445	$10,114
(2)	Blue Cross Blue Shield of Georgia, Inc.	1	20	-	-	-	-	252	272	6,979
(3)	Health Care Service Corporation	1	-	-	-	61	-	202	263	6,434
	Cox Enterprises	2	-	19	193	-	90	-	302	6,186
	Regions Financial Corporation	2	2	5	17	-	8	250	282	5,366
(4)	U.S. Cellular Corporation	1	4	-	175	-	-	-	179	5,170
	Young & Rubicam	1	2	-	122	-	-	-	124	4,386
	Nabors Industries/Nabors Corporate Services	1	-	205	-	-	-	-	205	3,990
	Federal Home Loan Bank of Chicago	1	3	-	113	-	-	-	116	3,588
	United Healthcare Services	1	-	-	-	67	-	-	67	3,135
	Clear Channel Communications	1	-	-	-	-	-	74	74	2,662
(5)	Forman, Perry, Watkins, Krutz & Tardy	2	10	-	158	-	-	-	168	2,571
	Schlumberger Technology	1	-	-	-	155	-	-	155	2,561
	Bank of America, NA	2	-	-	-	181	-	12	193	2,505
	Honeywell	1	-	112	-	-	-	-	112	2,457
(6)	DHL Airways	1	-	-	99	-	-	-	99	2,430
	Golin-Harris Communications, Inc.	1	-	-	-	67	-	-	67	2,278
	Federal Express	4	1	-	1	-	-	90	92	2,172
	Career Builder	1	70	-	-	-	-	-	70	2,130
	Louisiana-Pacific Corporation	1	-	-	-	-	-	105	105	2,054
	Extra Space Storage	1	-	-	-	-	-	91	91	2,054
	CB Richard Ellis	2	-	41	-	11	-	-	52	2,031
	Stein Mart, Inc.	1	-	-	-	-	-	107	107	1,994
	Motorola, Inc.	1	-	-	68	-	-	-	68	1,917
	The Meridian Resource Corporation	1	-	-	78	-	-	-	78	1,794

			325	451	1,049	563	154	1,244	3,786	$88,958
					Total Rentable Square Footage (1)				13,539
					Total Annualized Rental Revenue (1)				$217,435

(1)

Annualized Rental Revenue represents the gross rental rate (including escalations) per square foot at January 1, 2009, multiplied by the number of square feet leased by the customer.  Annualized rent for customers in unconsolidated joint ventures is calculated based on our ownership interest.  However, leased square feet represents 100% of square feet leased through direct ownership or through joint ventures.

(2)

The Blue Cross Blue Shield of Georgia, Inc. lease provides a cancellation option in June 2012, which requires a 15-month notice.  Additionally, the customer exercised a contraction option for 20,030 square feet effective June 30, 2009.

(3)	The Health Care Service Corporation lease provides a cancellation option in March 2012, with a notice date in September 2010.

(4)	U.S. Cellular Corporation has the option to cancel 3,161 square feet at anytime with six months written notice.

(5)

The Forman, Perry, Watkins, Krutz and Tardy lease provides certain cancellation rights which began July 2007 and also has certain cancellation rights pending changes in litigation legislation.  Additionally, the customer has exercised its cancellation rights on 15,638 square feet effective February 2009.

(6)

DHL Airways’ lease provides a cancellation option in November 2009, with nine months written notice.  In February 2009, the customer exercised its cancellation option on 98,649 square feet effective November 30, 2009.

Non-Core Assets

       Since January 1, 1996, Parkway has pursued a strategy of liquidating its non-core assets and using the proceeds from such sales to acquire office properties and pay down short-term debt.  The Company defines non-core assets as all assets other than office and parking properties, which at December 31, 2008 consisted of undeveloped land.  The book value of the land was $750,000 at December 31, 2008 with a carrying cost of approximately $4,000 annually.

        A non-cash impairment loss of $717,000 was recorded during 2008 in connection with the valuation of approximately 12 acres of land available for sale in New Orleans, Louisiana.  After recording the write down, the carrying value corresponds with the net realizable value of the land based on market research and comparable sales in the area.

ITEM 3.  Legal Proceedings.

       The Company and its subsidiaries are, from time to time, parties to litigation arising from the ordinary course of their business.  Management of Parkway does not believe that any such litigation will materially affect the financial position or operations of Parkway.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

       None.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

       The Company’s common stock ($.001 par value) is listed and trades on the New York Stock Exchange under the symbol “PKY”.  The number of record holders of the Company’s common stock at January 1, 2009, was 2,456.

       At February 27, 2009, the last reported sales price per common share on the New York Stock Exchange was $11.63.  The following table sets forth, for the periods indicated, the high and low last reported sales prices per share of the Company’s common stock and the per share cash distributions paid by Parkway during each quarter.

	Year Ended			Year Ended
	December 31, 2008			December 31, 2007
Quarter Ended	High	Low	Distributions	High	Low	Distributions
March 31	$38.76	$31.80	$0.650	$57.70	$51.00	$0.65
June 30	$40.60	$33.72	0.650	$54.09	$47.10	0.65
September 30	$41.89	$31.47	0.650	$49.12	$40.58	0.65
December 31	$37.82	$11.10	0.325	$48.51	$34.85	0.65
			$2.275			$2.60

       Common stock distributions during 2008 and 2007 ($2.275 and $2.60 per share, respectively) were taxable as follows for federal income tax purposes:

	Year Ended
	December 31
	2008	2007
Ordinary income	$0.844	$1.38
Post May 5, 2003 capital gain	0.197	0.38
Unrecaptured Section 1250 gain	0.893	0.65
Return of capital	0.341	0.19
	$2.275	$2.60

       The following table shows the high and low Series D preferred share prices and per share distributions paid for each quarter of 2008 and 2007 reported by the New York Stock Exchange.

	Year Ended			Year Ended
	December 31, 2008			December 31, 2007
Quarter Ended	High	Low	Distributions	High	Low	Distributions
March 31	$24.95	$22.95	$0.50	$26.60	$25.36	$0.50
June 30	$25.57	$23.52	0.50	26.50	25.44	0.50
September 30	$25.01	$18.95	0.50	25.40	23.65	0.50
December 31	$22.50	$12.00	0.50	25.16	22.75	0.50
			$2.00			$2.00

       At January 1, 2009, there were 5 holders of record of the Company's 2.4 million outstanding shares of Series D preferred stock.  Series D preferred stock distributions during 2008 and 2007 were taxable as follows for federal income tax purposes:

	Year Ended December 31
	2008	2007
Ordinary income	$1.16	$1.21
Post May 5, 2003 capital gain	0.15	0.29
Unrecaptured Section 1250 gain	0.69	0.50
	$2.00	$2.00

Purchases of Equity Securities by the Issuer

			Total Number	Maximum Number
			of Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs

10/01/08 to 10/31/08	447(1)	$23.57	-	-
11/01/08 to 11/30/08	-	-	-	-
12/01/08 to 12/31/08	-	-	-	-
Total	447	$23.57	-

(1)   As permitted under the Company's equity compensation plan, these shares were withheld by the Company to satisfy tax withholding obligations for employees in connection with the vesting of stock.  Shares withheld for tax withholding obligations do not affect the total number of shares available for repurchase under any approved common stock repurchase plan.  At December 31, 2008, the Company did not have an authorized stock repurchase plan in place.

Securities Authorized for Issuance Under Equity Compensation Plans

      See Item 12 of this Annual Report on Form 10-K, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for certain information regarding the Company’s equity compensation plans.

Performance Graph

       The following graph provides a comparison of cumulative stockholder return for the period from December 31, 2003 through December 31, 2008 among Parkway, the Standard & Poor’s 500 Index (“S&P 500”) and the National Association of Real Estate Investment Trusts (“NAREIT”) Equity REIT Total Return Index (“NAREIT Equity”).  The stock performance graph assumes an investment of $100 in the shares of Parkway common stock and each index and the reinvestment of any dividends.  The historical information set forth below is not necessarily indicative of future performance.

       The performance graph and related information shall not be deemed “soliciting material” or deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that the Company specifically incorporates it by reference into such filing.

Years Ended December 31
	2003	2004	2005	2006	2007	2008
Parkway	$ 100.00	$ 128.89	$ 107.81	$ 144.83	$ 111.13	$ 58.29
NAREIT Equity	$ 100.00	$ 131.58	$ 147.58	$ 199.32	$ 168.05	$ 104.64
S & P 500	$ 100.00	$ 110.87	$ 116.32	$ 134.68	$ 142.08	$ 89.51

ITEM 6.  Selected Financial Data.

	Year Ended 12/31/08	Year Ended 12/31/07	Year Ended 12/31/06	Year Ended 12/31/05	Year Ended 12/31/04
	(In thousands, except per share data)
Operating Data:
Revenues
Income from office and parking properties	$263,475	$233,304	$197,889	$175,977	$140,271
Management company income	1,936	1,605	5,329	2,997	3,832
Total revenues	265,411	234,909	203,218	178,974	144,103
Expenses
Property operating expenses	126,169	107,990	93,089	82,375	64,435
Depreciation and amortization	91,716	74,379	61,607	48,255	33,016
Management company expense	1,947	1,188	1,141	607	359
General and administrative	9,725	6,602	4,656	4,473	4,486
Total expenses	229,557	190,159	160,493	135,710	102,296
Operating income	35,854	44,750	42,725	43,264	41,807
Other income and expense
Interest and other income	1,333	528	40	255	37
Equity in earnings of unconsolidated joint ventures	894	1,008	751	1,496	1,697
Gain (loss) on real estate, joint venture interests and other assets	(2,542)	20,307	17,646	1,039	4,309
Interest expense	(59,426)	(52,546)	(43,044)	(33,824)	(24,167)
Income (loss) before minority interest and discontinued operations	(23,887)	14,047	18,118	12,230	23,683
Minority interest - unit holders	(1)	(2)	(1)	(2)	(2)
Minority interest - real estate partnerships	11,369	3,174	485	(187)	127
Income (loss) from continuing operations	(12,519)	17,219	18,602	12,041	23,808
Income (loss) from discontinued operations	(795)	2,473	1,997	4,585	5,707
Gain on sale of real estate from discontinued operations	22,588	-	5,083	4,181	-
Total discontinued operations	21,793	2,473	7,080	8,766	5,707
Net income	9,274	19,692	25,682	20,807	29,515
Change in market value of interest rate swaps	(7,370)	(1,190)	(73)	1,131	(226)
Change in unrealized gain (loss) on equity securities	-	4	75	(79)	-
Comprehensive income	$1,904	$18,506	$25,684	$21,859	$29,289

Net income available to common stockholders:
Net Income	$9,274	$19,692	$25,682	$20,807	$29,515
Dividends on preferred stock	(4,800)	(4,800)	(4,800)	(4,800)	(4,800)
Dividends on convertible preferred stock	-	-	(1,773)	(2,346)	(5,186)
Net income available to common stockholders	$4,474	$14,892	$19,109	$13,661	$19,529

Net income per common share:
Basic:
Income (loss) from continuing operations	$(1.15)	$0.80	$0.84	$0.34	$1.22
Discontinued operations	1.45	0.16	0.50	0.63	0.51
Net income	$0.30	$0.96	$1.34	$0.97	$1.73

Diluted:
Income (loss) from continuing operations	$(1.15)	$0.79	$0.83	$0.34	$1.20
Discontinued operations	1.45	0.16	0.49	0.62	0.50
Net income	$0.30	$0.95	$1.32	$0.96	$1.70

Book value per common share (at end of year)	$22.83	$25.09	$27.42	$27.42	$26.44
Dividends per common share	$2.275	$2.60	$2.60	$2.60	$2.60
Weighted average shares outstanding:
Basic	15,023	15,482	14,306	14,065	11,270
Diluted	15,023	15,648	14,487	14,233	11,478
Balance Sheet Data:
Office and parking investments, net of depreciation	$1,455,239	$1,314,602	$1,303,213	$1,040,929	$820,807
Investment in unconsolidated joint ventures	11,057	11,236	11,179	12,942	25,294
Total assets	1,687,855	1,535,794	1,512,346	1,188,342	931,188
Notes payable to banks	185,940	212,349	152,312	150,371	104,618
Mortgage notes payable	869,581	714,501	696,012	483,270	353,975
Total liabilities	1,154,383	1,015,346	931,724	701,010	511,802
Preferred stock	57,976	57,976	57,976	57,976	57,976
Convertible preferred stock	-	-	-	28,122	28,122
Stockholders' equity	406,248	439,908	490,306	474,516	415,648

Certain reclassifications have been made in the 2007, 2006, 2005 and 2004 operating data as a result of office properties being classified as discontinued operations.

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

       Parkway is a self-administered and self-managed REIT specializing in the acquisition, operations, leasing and ownership of office properties.  The Company is geographically focused on the Southeastern and Southwestern United States and Chicago.  At January 1, 2009 Parkway owned or had an interest in 67 office properties located in 11 states with an aggregate of approximately 13.5 million square feet of leasable space.  Included in the portfolio are 21 properties totaling 3.8 million square feet that are owned jointly with other investors, representing 28% of the portfolio.  Beginning with the Company’s GEAR UP Plan, which started January 1, 2006 and ended December 31, 2008, it is the Company’s goal to transform its strategy from being an owner-operator to being an operator-owner.    The Company will continue executing on this strategy, which highlights the Company’s strength in providing excellent service in the operation of office properties in addition to its direct ownership of real estate assets. Fee-based real estate services are offered through the Company’s wholly-owned subsidiary, Parkway Realty Services LLC, which also manages and/or leases approximately 1.8 million square feet for third-party owners at January 1, 2009.  The Company generates revenue primarily by leasing office space to its customers and providing management and leasing services to third-party office property owners (including joint venture interests).  The primary drivers behind Parkway’s revenues are occupancy, rental rates and customer retention.

       Occupancy.  Parkway’s revenues are dependent on the occupancy of its office buildings.  At January 1, 2009, occupancy of Parkway’s office portfolio was 90.1% compared to 90.4% at October 1, 2008 and 92.0% at January 1, 2008.  Not included in the January 1, 2009 occupancy rate are 16 signed leases totaling 93,000 square feet, which commence during the first and second quarters of 2009 and will raise Parkway’s percentage leased to 90.8%.  To combat rising vacancy, Parkway utilizes innovative approaches to produce new leases.  These include the Broker Bill of Rights, a short-form service agreement and customer advocacy programs which are models in the industry and have helped the Company maintain occupancy around 90% during a time when the national occupancy rate is approximately 85%.  Parkway currently projects an average annual occupancy range of approximately 88.5% to 89.5% during 2009 for its office properties.

        Rental Rates.  An increase in vacancy rates has the effect of reducing market rental rates and vice versa.  Parkway’s leases typically have three to seven year terms.  As leases expire, the Company replaces the existing leases with new leases at the current market rental rate.  At January 1, 2009, Parkway had $1.11 per square foot in rental rate embedded growth in its office property leases.  Embedded growth is defined as the difference between the weighted average in place cash rents and the weighted average market rental rate.  Parkway currently expects embedded rent growth per square foot to decrease in 2009.

       Customer Retention.  Keeping existing customers is important as high customer retention leads to increased occupancy, less downtime between leases, and reduced leasing costs.  Parkway estimates that it costs five to six times more to replace an existing customer with a new one than to retain the customer.  In making this estimate, Parkway takes into account the sum of revenue lost during downtime on the space plus leasing costs, which rise as market vacancies increase.  Therefore, Parkway focuses a great deal of energy on customer retention.  Parkway's operating philosophy is based on the premise that it is in the customer retention business.  Parkway seeks to retain its customers by continually focusing on operations at its office properties.  The Company believes in providing superior customer service; hiring, training, retaining and empowering each employee; and creating an environment of open communication both internally and externally with customers and stockholders.  Over the past ten years, Parkway maintained an average 72.5% customer retention rate.  Parkway’s customer retention for the year ending December 31, 2008 was 70.7% compared to 72.0% for the year ending December 31, 2007.

Strategic Planning

       Parkway is a focused office REIT with a hands-on, service-oriented approach, a disciplined capital allocation program and a willingness to recycle assets.  However, we see the future transformation taking Parkway from being an owner-operator to being an operator-owner.  On January 1, 2006, the Company initiated a three-year operating plan referred to as the “GEAR UP” Plan, which was completed on December 31, 2008.  The plan served as the spring board to transform Parkway from being first an owner of real estate and secondarily an operator of real estate for others to being first an operator of real estate for others that also owns an interest in the real estate.  Parkway achieved the GEAR UP Plan financial goal of $7.18 cumulative adjusted funds available for distribution per diluted share for the three year period.  The goals of the GEAR UP Plan and related accomplishments are discussed below:

  Great People.  Great customer service starts with hiring great people, training them well and retaining them.  It took great people to accomplish the ambitious goals of the GEAR UP Plan.  Parkway retained and recruited great people through expansion of the intern program, boot camp program and parachute program.  These programs are used to train our people on the culture of the Company and its uncompromising focus on operations so that they are familiar with all disciplines of the Company.

  Equity Opportunities.  Over the last several years management has created a broad array of equity opportunities for Parkway.  On the private equity side this includes the use of discretionary funds, such as the Ohio PERS Fund I and Texas Teachers Fund II, and partnerships.  The judicious use of private equity provides a greater return on equity to the public shareholders.  On the public equity side, this includes the judicious use of common equity and preferred equity to manage the balance sheet and growth.  Parkway accomplished the following Equity Opportunities goals during 2006 through 2008:

    Fund II Formation.  On May 14, 2008, Parkway entered into Texas Teachers Fund II, a $750.0 million discretionary fund with the TRS for the purpose of acquiring office properties.  TRS is a 70% investor and Parkway is a 30% investor.

    Equity Offering.  On December 18, 2006, the Company sold 600,000 shares of common stock to Banc of America Securities LLC at a gross offering price of $50.25 per share and a net price of $49.37 per share. The Company used the net proceeds of approximately $29.6 million to repay indebtedness outstanding under a $19.3 million mezzanine loan incurred in connection with the purchase of One Illinois Center and to fund our equity contributions for Ohio PERS Fund I investments.

  Asset Recycling. The Company has demonstrated its willingness in the past to sell assets when management believed the time was right.  At the start of the GEAR UP Plan, Parkway identified 25 buildings in 12 markets, totaling approximately 5.0 million rentable square feet to be part of the asset recycling program.  Most of these properties were smaller assets or located in smaller markets that do not fit with the Company’s strategy of owning larger assets in institutional markets.  The dispositions that were planned would help align the Company’s portfolio with its current acquisition criteria, which focuses on larger properties in institutional markets.  This was a fluid list of assets based on the Company’s evaluation of specific market conditions and review of the portfolio.  The other side of Asset Recycling is the reinvestment of proceeds from dispositions into other assets, either owned in the fee-simple format or owned jointly with a partner.  Parkway accomplished the following Asset Recycling goals during 2006 through 2008:

o    Dispositions.   Parkway sold 13 office properties for gross sales proceeds of $240.1 million and recorded a total gain on the sales for financial reporting purposes in the amount of $65.7 million.  Subsequent to December 31, 2008, Parkway sold one asset for a gross sales price of $7.8 million and has another asset under contract for a gross sales price of $7.7 million with $125,000 in non-refundable earnest money.  The Company plans to continue the work started during the GEAR UP Plan and complete many of the non-strategic asset sales outlined previously, subject to market conditions.

o    Fund I Acquisitions.  Parkway completed the investment for the Ohio PERS Fund I.  During 2006 through 2008, 11 office properties were purchased at an aggregate contract purchase price of $465.9 million, which is comprised of investments by the fund totaling $444.3 million plus an additional investment by Parkway of $21.6 million.

o    Fee Simple Purchases.  In July 2006, Parkway purchased One Illinois Center in Chicago, Illinois at a contract purchase price of $198.0 million.

o    Other Purchases.  Parkway purchased an additional interest in Moore Building Associates, LP, which owns the Toyota Center in Memphis, Tennessee, for $1.4 million raising Parkway’s total ownership interest to 75.025%.

o    Office Property Development.  The Pinnacle at Jackson Place in Jackson, Mississippi, opened on December 8, 2008, at a total cost of approximately $50.4 million, which includes the cost of the adjacent parking facility.  The completion of the Company’s only development project consists of an 189,000 net rentable square foot Class-A office building and a 1,734 space parking facility that is leased from the City of Jackson for a period of 90 years.

       These two goals, Equity Opportunities and Asset Recycling, are what combine to transform Parkway from being an owner-operator to being an operator-owner.  Management believes that these actions will result in Parkway better leveraging its core strength of operating office properties and will be advantageous for the Company’s shareholders over the long term. So whether we are in an economy characterized by growth or recession, purchasing assets with a good partner and leveraging our operating expertise through earning recurring fees allows us to increase our core portfolio in larger and more institutional markets and increase our earnings potential from the services provided.

  Retain Customers.  Customer retention remains the cornerstone of the Company’s business.  We believe that our focus on the customer is why partners choose to partner with Parkway.  The goal was a customer retention rate of 70% to 75%.  The average customer retention rate during the GEAR UP Plan was 71.9%.

  Uncompromising Focus on Operations.  Parkway reaffirmed its commitment to do that which it does best, and that is to operate office properties for maximum returns.  During the GEAR UP Plan, Parkway increased occupancy from 88.9% at January 1, 2006 to 90.1% at January 1, 2009.  Additionally, embedded rent growth increased from a negative $0.74 per square foot at January 1, 2006 to a positive $1.11 per square foot at January 1, 2009.  Parkway currently expects embedded rent growth per square foot to decrease in 2009.

  Performance.  In the planning process, management first decided what actions to take strategically over the three years of the GEAR UP Plan and secondly, modeled the economic impact of these actions.  Given the large component of Asset Recycling in the Plan, management selected a financial metric that would be most appropriate to measure the success of the Plan.   This led to the adoption of Cumulative Adjusted FAD as the metric for the GEAR UP Plan, with a target of $7.18 per share cumulative over three years.  Parkway achieved an actual Cumulative Adjusted FAD for the plan of $7.20 per diluted share.

Discretionary Funds.  On July 6, 2005, Parkway, through affiliated entities, entered into a limited partnership agreement forming Ohio PERS Fund I for the purpose of acquiring high-quality multi-tenant office properties.  Ohio PERS is a 75% investor and Parkway is a 25% investor in the Fund, which is capitalized with approximately $200.0 million of equity capital and $300.0 million of non-recourse, fixed-rate first mortgage debt.  At February 15, 2008, Ohio PERS Fund I was fully invested.

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

        On May 14, 2008, Parkway, through affiliated entities, entered into a limited partnership agreement forming a $750.0 million discretionary fund, known as Texas Teachers Fund II with the TRS for the purpose of acquiring high-quality multi-tenant office properties.  TRS is a 70% investor and Parkway is a 30% investor in the fund, which will be capitalized with approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt.  Parkway’s share of the equity contribution for the fund will be $112.5 million and will be funded with proceeds from asset sales, line of credit advances and/or sales of equity securities.  The Texas Teachers Fund II targets acquisitions in the core markets of Houston, Austin, San Antonio, Chicago, Atlanta, Phoenix, Charlotte, Memphis, Nashville, Jacksonville, Orlando, Tampa/St. Petersburg,  and other growth markets to be determined by Parkway.

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

Financial Condition

Comments are for the balance sheet dated December 31, 2008 as compared to the balance sheet dated December 31, 2007.

       Office and Parking Properties.   In 2008, Parkway continued the execution of its strategy of operating and acquiring office properties, joint venturing interests in office assets, as well as liquidating non-core assets and office assets that either no longer meet the Company's investment criteria or the Company has determined value will be maximized by selling.  During the year ended December 31, 2008, total assets increased $152.1 million or 9.9% and office and parking properties and real estate development (before depreciation) increased $171.8 million or 11.0%.

Purchases, Improvements and Development

       Parkway's investment in consolidated office and parking properties increased $140.6 million net of depreciation, to a carrying amount of $1.5 billion at December 31, 2008 and consisted of 61 office and parking properties.  The primary reason for the increase in office and parking properties relates to the net effect of the purchase of three office properties, building improvements, development costs, the sale of three office properties, and depreciation recorded during the year.

        For the year ended December 31, 2008, the Company incurred $30.3 million in development costs for the construction of The Pinnacle at Jackson Place, which is a 189,000 net rentable square foot Class-A office building adjacent to the Company’s headquarters building in Jackson, Mississippi.  The Pinnacle at Jackson Place was completed on December 8, 2008, is currently 82% leased, and was the Company’s only development project.

       During the year ending December 31, 2008, the Ohio PERS Fund I purchased three office properties as follows (in thousands):

		Parkway	Square	Date	Purchase
Office Property	Location	Ownership	Feet	Purchased	Price

Ohio PERS Fund I Purchases:
Gateway Center	Orlando, Florida	25.0%	228	01/18/08	$ 55,000
Desert Ridge Corporate Center	Phoenix, Arizona	26.5%	293	01/31/08	81,600
Citicorp Plaza	Chicago, Illinois	40.0%	600	02/15/08	100,000
			1,121		$236,600

       During the year ending December 31, 2008, the Company capitalized building improvements and additional acquisition costs of $30.5 million and recorded depreciation expense of $67.3 million related to its office and parking properties.

Dispositions

       During the year ending December 31, 2008, Parkway sold three office properties as follows (in thousands):

		Square	Date	Gross
Office Property	Location	Feet	Sold	Sales Price	Gain

Town Point Center	Norfolk, Virginia	131	07/15/08	$ 12,750	$ 1,559
Wachovia Plaza	St. Petersburg, Florida	186	08/18/08	26,010	9,338
Capitol Center	Columbia, South Carolina	460	09/05/08	47,500	11,691
		777		$ 86,260	$ 22,588

        On February 20, 2009, the Company sold Lynwood Plaza, an 82,000 square foot office property in Hampton Roads, Virginia to an unrelated third party for a gross sales price of $7.8 million.  During the fourth quarter of 2008, the Company recognized a non-cash impairment loss of approximately $1.1 million related to this property.  Additionally, the Company entered into a contract to sell the Atrium at Stoneridge in Columbia, South Carolina.  The gross sales price is estimated at $7.7 million with $125,000 in non-refundable earnest money.  In connection with the sale of the Atrium at Stoneridge, the Company expects to seller finance a $5.4 million note receivable that will bear interest at 6.75% per annum on an interest-only basis through maturity in 2014.  A non-cash impairment loss of $727,000 was recorded during the fourth quarter of 2008 on this asset.  The sale is subject to customary final closing requirements and due diligence documentation, with the sale expected to be completed in the first quarter of 2009, but there can be no assurance that the transaction will be completed.  These properties are not classified as held for sale on the Company’s balance sheet at December 31, 2008 as the Company did not view the sales as probable until the first quarter of 2009 when earnest money became non-refundable.

        Land Available for Sale.  A non-cash impairment loss of $717,000 was recorded in the fourth quarter of 2008 in connection with the valuation of approximately 12 acres of land available for sale in New Orleans, Louisiana, based on a change in the estimated fair value of the land.  After recording the impairment loss, the carrying value corresponds with the net realizable value of the land based on market research and comparable sales.

       Intangible Assets, Net.  For the year ending December 31, 2008, intangible assets net of related amortization increased $8.7 million or 12.4% and was primarily due to the net effect of the purchase of three office investments during the year and annual amortization of the existing intangible assets.  Parkway accounts for its acquisitions of real estate in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”, which requires the fair value of the real estate acquired to be allocated to acquired tangible and intangible assets.

       Notes Payable to Banks.  Notes payable to banks decreased $26.4 million or 12.4% for the year ending December 31, 2008.  At December 31, 2008, notes payable to banks totaled $185.9 million and the net decrease is primarily attributable to proceeds received from refinancing the mortgage secured by Capital City Plaza in Atlanta, Georgia and the sale of three office properties, offset by advances under the line of credit to purchase and develop real estate and make improvements to office properties.

        On May 7, 2008, the Company entered into an interest rate swap agreement with Regions Bank.  The interest rate swap is for a $100.0 million notional amount and fixes the 30-day LIBOR interest rate at 3.635%, which equates to a total interest rate of 4.935% for the period January 1, 2009 through March 31, 2011.  The swap serves as a hedge on the variable interest rates on a portion of the borrowings under the Company’s line of credit.

        During 2008, the Company exercised the option to extend the line of credit, resulting in $311.0 million in total line capacity now maturing in April 2011.  The Company paid one-time extension fees totaling approximately $407,000, which will be amortized over the remaining term of the line of credit.

       The Company’s $311.0 million unsecured credit facility requires compliance with a number of restrictive financial covenants, including tangible net worth, fixed charge coverage ratio, unencumbered interest coverage ratio, total debt to total asset ratio, secured debt to total asset value ratio, secured recourse debt to total asset value ratio and unencumbered pool restrictions.  At December 31, 2008 the Company was in compliance with these financial covenants.

       Mortgage Notes Payable.  Mortgage notes payable increased $155.1 million or 21.7% during the year ending December 31, 2008, as a result of the following (in thousands):

Increase
(Decrease)
Placement of mortgage debt by Ohio PERS Fund I	$142,200
Placement of mortgage debt by wholly-owned properties	60,000
Advances on mortgage debt to fund the Pinnacle development	29,500
Principal paid on early extinguishment of debt	(62,980)
Scheduled principal payments	(13,640)
$155,080

        On February 1, 2008, the Company paid off the mortgage notes payable secured by the 400 North Belt and Woodbranch buildings in Houston, Texas, with a total principal balance of $3.5 million with advances under the Company’s line of credit.  The mortgages had an interest rate of 8.25% and were scheduled to mature on August 1, 2011.  The Company recognized a total of $401,000 in expense associated with the prepayment of these mortgages.

        In connection with the Ohio PERS Fund I investments during the first quarter of 2008 discussed under “Financial Condition – Office and Parking Properties – Purchases, Improvements and Development”,  total non–recourse first mortgage debt was placed in the amount of $142.2 million at a weighted average interest rate of 5.7%.  The portion of mortgage debt attributable to the Ohio PERS Fund I was $129.2 million and $13.0 million was attributable to Parkway.  The mortgages are secured by the respective properties, have one to three year interest only periods and mature in 2016.

        On April 4, 2008, the Company entered into an interest rate swap agreement with US Bank.  The interest rate swap is for a $23.5 million notional amount and fixes the 30-day LIBOR interest rate at 4.05%, which equates to a current total interest rate of 5.8%, for the period January 1, 2009 through December 1, 2014.  The swap serves as a hedge of the variable interest rates on a portion of the mortgage debt placed on the Pinnacle at Jackson Place.  The weighted average interest rate for the total mortgage debt of $29.5 million placed on the Pinnacle at Jackson Place is 5.2%.

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

        On February 27, 2009, the Company paid off the mortgage note payable secured by the 1717 St. James, 5300 Memorial and Town and Country office buildings in Houston, Texas, with a total principal balance of $21.8 million with advances under the Company’s line of credit.  The mortgage had an interest rate of 4.83% and was scheduled to mature March 1, 2009.

       The Company expects to continue seeking fixed-rate, non-recourse mortgage financing with maturities from five to ten years typically amortizing over 25 to 30 years on select office building investments as additional capital is needed.  The Company monitors the total debt to total asset value ratio as defined in the loan agreements for the $311.0 million unsecured line of credit.  In addition to the total debt to total asset value ratio, the Company monitors interest, fixed charge and modified fixed charge coverage ratios.  The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA.  The modified fixed charge coverage ratio is computed by comparing cash interest accrued and preferred dividends paid to EBITDA.  Management believes the total debt to total asset value, interest coverage, fixed charge coverage and modified fixed charge coverage ratios provide useful information on total debt levels as well as the Company’s ability to cover interest, principal and/or preferred dividend payments with current income.

      The computation of the Company’s proportionate share of the interest, fixed charge and modified fixed charge coverage ratios and the reconciliation of net income to EBITDA are as follows for the year ended December 31, 2008 and 2007 (in thousands):

	Year Ended
	December 31
	2008	2007
Net income	$ 9,274	$ 19,692
Adjustments to net income:
Interest expense	58,616	52,527
Amortization of financing costs	1,825	1,202
Prepayment expenses - early extinguishment of debt	2,153	370
Depreciation and amortization	93,589	77,575
Amortization of share-based compensation	2,276	1,521
Gain on real estate and other assets	(20,046)	(20,307)
Tax expense	2	(27)
EBITDA adjustments - unconsolidated joint ventures	1,270	1,255
EBITDA adjustments – minority interest in real estate partnerships	(32,750)	(16,709)

EBITDA (1)	$116,209	$117,099

Interest coverage ratio:
EBITDA	$116,209	$117,099
Interest expense:
Interest expense	$ 58,616	$ 52,527
Capitalized interest	836	242
Interest expense - unconsolidated joint ventures	509	513
Interest expense – minority interest in real estate partnerships	(11,837)	(6,133)
Total interest expense	48,124	$ 47,149
Interest coverage ratio	2.41	2.48

Fixed charge coverage ratio:
EBITDA	$116,209	$117,099
Fixed charges:
Interest expense	$ 48,124	$ 47,149
Preferred dividends	4,800	4,800
Principal payments (excluding early extinguishment of debt)	13,640	15,580
Principal payments - unconsolidated joint ventures	54	50
Principal payments – minority interest in real estate partnerships	(337)	(313)
Total fixed charges	$ 66,281	$ 67,266
Fixed charge coverage ratio	1.75	1.74

Modified fixed charge coverage ratio:
EBITDA	$116,209	$117,099
Modified fixed charges:
Interest expense	$ 48,124	$ 47,149
Preferred dividends	4,800	4,800
Total fixed charges	$ 52,924	$ 51,949
Modified fixed charge coverage ratio:	2.20	2.25

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

       Parkway views EBITDA primarily as a liquidity measure and, as such, the GAAP financial measure most directly comparable to it is cash flows provided by operating activities.  Because EBITDA is not a measure of financial performance calculated in accordance with GAAP, it should not be considered in isolation or as a substitute for operating income, net income, cash flows provided by operating, investing and financing activities prepared in accordance with GAAP.  The following table reconciles EBITDA to cash flows provided by operating activities for the year ended December 31, 2008 and 2007 (in thousands):

	Year Ended
	December 31
	2008	2007

EBITDA	$ 116,209	$ 117,099

Amortization of above market leases	45	788
Amortization of mortgage loan discount	(518)	(71)
Operating distributions from unconsolidated joint ventures	1,042	1,036
Interest expense	(58,616)	(52,527)
Prepayment expense – early extinguishment of debt	(2,153)	(370)
Tax expense	(2)	27
Change in deferred leasing costs	(8,738)	(7,080)
Change in receivables and other assets	(274)	(5,736)
Change in accounts payable and other liabilities	(2,165)	11,491
Adjustments for minority interests	21,382	13,537
Adjustments for unconsolidated joint ventures	(2,164)	(2,263)
Cash flows provided by operating activities	$ 64,048	$ 75,931

       Minority Interest – Real Estate Partnerships. During the year ending December 31, 2008, minority interest associated with real estate partnerships increased $46.7 million.  The increase is attributable to the minority interest partner’s equity contribution toward the three Ohio PERS Fund I office investments during the first quarter of 2008 discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition – Office and Parking Properties – Purchases, Improvements and Development”.

       Stockholders’ Equity.  Stockholders' equity decreased $33.7 million or 7.7% during the year ended December 31, 2008 as a result of the following (in thousands):

Increase
(Decrease)
Net income	$ 9,274
Change in market value of interest rate swap	(7,370)
Comprehensive income	1,904
Common stock dividends declared	(34,555)
Preferred stock dividends declared	(4,800)
Purchase of Company stock	(10)
Exercise of stock options	792
Issuance costs - shelf registration and stock offering	(52)
Shares issued - Directors’ fees	140
Share-based compensation expense	2,276
Shares distributed from deferred compensation plan	645
$(33,660)

Results of Operations

Comments are for the year ended December 31, 2008 compared to the year ended December 31, 2007.

       Net income available to common stockholders for the year ended December 31, 2008, was $4.5 million ($0.30 per basic common share) as compared to net income available to common stockholders of $14.9 million ($0.96 per basic common share) for the year ended December 31, 2007.  Net gains on the sale of real estate of $22.6 million were included in net income available to common stockholders for the year ended December 31, 2008.  Additionally, for the year ended December 31, 2008, the Company recorded non-cash impairment losses totaling $2.5 million in connection with two contracted office property sales and the valuation of approximately 12 acres of land.  Net gains on the sale of real estate and other assets of $20.3 million were included in net income available to common stockholders for the year ended December 31, 2007.

       Office and Parking Properties.  The analysis below includes changes attributable to same-store properties, acquisitions and dispositions of office properties.  Same-store properties are those that the Company owned during both the current and prior year reporting periods, excluding properties classified as discontinued operations.  At December 31, 2008, same-store properties consisted of 57 properties comprising 11.3 million square feet.  Properties acquired or developed in 2008 that do not meet the definition of same-store properties consisted of four properties with 1.3 million square feet in 2008.

       The following table represents revenue from office and parking properties for the years ended December 31, 2008 and 2007 (in thousands):

	Year Ended December 31
			Increase	%
	2008	2007	(Decrease)	Change
Revenue from office and parking properties:
Same-store properties	$234,819	$228,807	$ 6,012	2.6%
Properties acquired in 2007	3,797	423	3,374	797.6%
Properties acquired in 2008	24,704	-	24,704	0.0%
Office property development	166	-	166	0.0%
Properties disposed	(11)	4,074	(4,085)	-100.3%
Total revenue from office and
parking properties	$263,475	$233,304	$ 30,171	12.9%

       Revenue from office and parking properties for same-store properties increased $6.0 million or 2.6% for the year ended December 31, 2008 compared to the same period for 2007.  The primary reason for the increase is due to an increase in lease termination fee income of $1.7 million, an increase in expense reimbursement income as a result of higher operating expenses, and an increase in same-store average rental rates for same-store properties for the year ended December 31, 2008 compared to December 31, 2007.  Same-store rental rates increased 2.5% for the year ended December 31, 2008 compared to the same period of 2007.

       The following table represents property operating expenses for the years ended December 31, 2008 and 2007 (in thousands):

	Year Ended December 31
			Increase	%
	2008	2007	(Decrease)	Change
Property operating expenses:
Same-store properties	$112,184	$105,606	$ 6,578	6.2%
Properties acquired in 2007	2,023	194	1,829	942.8%
Properties acquired in 2008	11,795	-	11,795	0.0%
Office property development	183	93	90	96.8%
Properties disposed	(16)	2,097	(2,113)	-100.8%
Total property
operating expenses	$126,169	$107,990	$18,179	16.8%

       Property operating expenses for same-store properties increased $6.6 million or 6.2% for the year ended December 31, 2008 compared to the same period for 2007.  The primary reason for the increase is due to increased utilities, real estate taxes and repairs associated with Hurricane Ike discussed below.

       Depreciation and amortization expense attributable to office and parking properties increased $17.3 million or 23.3% for the year ended December 31, 2008 compared to the same period for 2007 and is due to additional depreciation associated with the acquisition of office properties and improvements to properties.

                Hurricane Ike Impact. The Company has 13 wholly-owned properties and one jointly-owned property totaling 2.3 million square feet in Houston, Texas, which sustained some property damage from Hurricane Ike on September 13, 2008.  The current estimate of damages for the 14 properties is between $6.5 million to $7.0 million.  The Company estimates that its insurance deductible related to these claims will be approximately $3.0 million to $3.5 million.  Approximately $377,000 is estimated to represent repair and clean up costs with the remainder representing capitalized costs.  The Company expects to record a net gain of approximately $1.1 million related to an involuntary conversion of the damaged assets.  The Company expects to record this gain in 2009 upon final settlement of the hurricane claim with its insurance carrier.

       Share-Based Compensation Expense.  Effective January 1, 2006, Parkway adopted FASB Statement No. 123R, Share-Based Payment (“FAS 123R”) using the modified-prospective transition method. In the past the Company had granted stock options for a fixed number of shares to employees and directors with an exercise price equal to or above the fair value of the shares at the date of grant.  However, no stock options have been granted to employees since 2002 or to directors since 2003.  Since 2003, Parkway has elected to grant restricted shares and deferred incentive share units instead of stock options.  Therefore, the adoption of FAS 123R has not had a material impact on income from continuing operations, net income, cash flow from operations, cash flow from financing activities or basic and diluted earnings per share.

       Share-based compensation expense of $2.3 million and $1.5 million was recognized for the years ended December 31, 2008 and 2007, respectively.  Total compensation expense related to nonvested awards not yet recognized was $3.1 million at December 31, 2008.  The weighted average period over which this expense is expected to be recognized is approximately 2.2 years.  Total compensation expense associated with shares that vest based on the Company meeting the goals of the GEAR UP Plan was $1.4 million and was recorded in 2008.

       During the year ended December 31, 2008, the Board of Directors approved the grant of 38,017 shares to officers of the Company.  The shares were valued at $1.2 million and 36,975 shares will vest four years from grant date and 1,042 shares vested upon the achievement of the cumulative goals of the GEAR UP Plan, which ended December 31, 2008.  Compensation expense was recorded on the shares that vest on performance conditions when the Company determined that it was probable that the goal would be achieved.

        On February 3, 2009, the Board of Directors approved the grant of 120,000 restricted shares to officers of the Company.  The shares are valued at $1.9 million and will vest subject to certain performance-based goals in 2009 at a rate of 30,000 shares per year over the four years following the grant date.

       General and Administrative Expense.  General and administrative expense increased $3.1 million from $6.6 million in 2007 to $9.7 million in 2008 and is primarily attributable to increased personnel costs, share-based compensation expense and professional fees.  In 2008, the Company recorded approximately $1.4 million in share-based compensation expense as a result of achieving the GEAR UP Plan financial goal.

        Gain on Sale of Real Estate and Other Assets.  For the year ended December 31, 2008, the Company recorded a $22.6 million gain on the sale of three office properties. This gain has been classified as a gain on sale of real estate from discontinued operations.  The Company also recognized an impairment loss of $2.5 million on two office properties and 12 acres of land in New Orleans, Louisiana during 2008.  For the year ended December 31, 2007, Parkway recorded a gain on the sale of two office properties in Knoxville, Tennessee in the amount of $20.3 million.

       Interest Expense.  Interest expense, including amortization, increased $6.9 million or 13.1% for the year ended December 31, 2008 compared to the same period for 2007 and is comprised of the following (in thousands):

	Year Ended December 31
			Increase	%
	2008	2007	(Decrease)	Change
Interest expense:
Mortgage interest expense	$47,406	$39,988	$7,418	18.6%
Bank line interest expense	10,196	10,564	(368)	-3.5%
Subsidiary redeemable
preferred membership interest	-	449	(449)	-100.0%
Debt prepayment expense	13	369	(356)	-96.5%
Mortgage loan cost amortization	1,115	758	357	47.1%
Bank loan cost amortization	696	418	278	66.5%

Total interest expense	$59,426	$52,546	$6,880	13.1%

       Mortgage interest expense increased $7.4 million or 18.6% for the year ended December 31, 2008 compared to the same period for 2007 and is due to the net effect of new loans placed or assumed in 2008 and 2007, the refinancing of one loan and the early extinguishment of three mortgages in 2008.  Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Mortgage Notes Payable,” includes a discussion of mortgages placed in 2008.  The average interest rate on mortgage notes payable at December 31, 2008 and 2007 was 5.5% and 5.6%, respectively.

       Bank line interest expense decreased $368,000 or 3.5% for the year ended December 31, 2008 compared to the same period for 2007.  The change is primarily due to the net effect of proceeds received from the sale of assets, borrowings due to additional purchases of office investments and a decrease in average interest rate from 6.2% during the year ended December 31, 2007 as compared to 4.8% during the same period in 2008.

       Discontinued Operations.  Discontinued operations is comprised of the following for the years ended December 31, 2008 and 2007 (in thousands):

	Year Ended December 31
			Increase	%
	2008	2007	(Decrease)	Change
Discontinued operations:
Income (loss) from discontinued operations	$ (795)	$2,473	$(3,268)	-132.1%
Gain on sale of real estate
from discontinued operations	22,588	-	22,588	0.0%

Total discontinued operations	$21,793	$2,473	$19,320	781.2%

       The net gains and all current and prior period income from the following office property dispositions are included in discontinued operations for the years ended December 31, 2008 and 2007 (in thousands).

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

       Office and Parking Properties.  The analysis below includes changes attributable to same-store properties, acquisitions and dispositions of office properties.  Same-store properties are those that the Company owned during both the current and prior year reporting periods, excluding properties classified as discontinued operations.  At December 31, 2007, same-store properties consisted of 50 properties comprising 10.0 million square feet.  Properties acquired in 2006 and 2007 that do not meet the definition of same-store properties consisted of five properties with 970,000 square feet in 2006 and two properties with 286,000 square feet in 2007.

       The following table represents revenue from office and parking properties for the years ended December 31, 2007 and 2006 (in thousands):

	Year Ended December 31
			Increase	%
	2007	2006	(Decrease)	Change
Revenue from office and parking properties:
Same-store properties	$185,939	$182,320	$ 3,619	2.0%
Properties acquired in 2006	43,622	7,123	36,499	512.4%
Properties acquired in 2007	3,711	-	3,711	0.0%
Properties disposed	32	8,446	(8,414)	-99.6%
Total revenue from office and
parking properties	$233,304	$197,889	$35,415	17.9%

       Revenue from office and parking properties for same-store properties increased $3.6 million or 2.0% for the year ended December 31, 2007 compared to the same period for 2006.  The primary reason for the increase is due to an increase in same-store occupancy for same-store properties for the year ended December 31, 2007 compared to December 31, 2006.  Average same-store occupancy was 91.3% and 90.3% for the year ended December 31, 2007 and 2006, respectively. Additionally, same-store rental rates increased 2.1% for the year ended December 31, 2007 compared to the same period of 2006.

       The following table represents property operating expenses for the years ended December 31, 2007 and 2006 (in thousands):

	Year Ended December 31
			Increase	%
	2007	2006	(Decrease)	Change
Property operating expenses:
Same-store properties	$ 85,844	$ 85,378	$ 466	0.5%
Properties acquired in 2006	20,270	3,352	16,918	504.7%
Properties acquired in 2007	1,679	-	1,679	0.0%
Office property development	92	-	92	0.0%
Properties disposed	105	4,359	(4,254)	-97.6%
Total property
operating expenses	$107,990	$ 93,089	$ 14,901	16.0%

       Property operating expenses for same-store properties increased $466,000 or 0.5% for the year ended December 31, 2007 compared to the same period for 2006.  The primary reason for the increase is due to increased contract services and personnel costs offset by utility savings.

       Depreciation and amortization expense attributable to office and parking properties increased $12.8 million or 20.7% for the year ended December 31, 2007 compared to the same period for 2006 and is due to the increase in the net investment in office and parking properties because of additional purchases and improvements to properties.

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

       Share-Based Compensation Expense.  Effective January 1, 2006, Parkway adopted FASB Statement No. 123R, Share-Based Payment (“FAS 123R”) using the modified-prospective transition method. In the past the Company had granted stock options for a fixed number of shares to employees and directors with an exercise price equal to or above the fair value of the shares at the date of grant.  However, no stock options have been granted to employees since 2002 or to directors since 2003.  Since 2003, Parkway has elected to grant restricted shares and deferred incentive share units instead of stock options.  Therefore, the adoption of FAS 123R has not had a material impact on income from continuing operations, net income, cash flow from operations, cash flow from financing activities or basic and diluted earnings per share.

       Share-based compensation expense of $1.5 million and $863,000 was recognized for the years ended December 31, 2007 and 2006, respectively.  Total compensation expense related to nonvested awards not yet recognized was $4.3 million at December 31, 2007.  The weighted average period over which this expense is expected to be recognized is approximately 2.7 years.  Total potential compensation expense associated with shares that vest based on performance conditions was $1.5 million at December 31, 2007.

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

       General and Administrative Expense.  General and administrative expense increased $1.9 million from $4.7 million in 2006 to $6.6 million in 2007 and is primarily attributable to increased personnel costs, share-based compensation expense and professional fees.

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

       Interest Expense.  Interest expense, including amortization, increased $9.5 million or 22.1% for the year ended December 31, 2007 compared to the same period for 2006 and is comprised of the following (in thousands):

	Year Ended December 31
			Increase	%
	2007	2006	(Decrease)	Change
Interest expense:
Mortgage interest expense	$39,988	$31,112	$8,876	28.5%
Bank line interest expense	10,563	10,105	458	4.5%
Subsidiary redeemable
preferred membership interest	449	752	(303)	-40.3%
Debt prepayment expense	370	-	370	0.0%
Mortgage loan cost amortization	758	645	113	17.5%
Bank loan cost amortization	418	430	(12)	-2.8%

Total interest expense	$52,546	$43,044	$9,502	22.1%

       Mortgage interest expense increased $8.9 million or 28.5% for the year ended December 31, 2007 compared to the same period for 2006 and is due to the net effect of new loans placed or assumed in 2007 and 2006, and the early extinguishment of two mortgages in 2007.  The average interest rate on mortgage notes payable at December 31, 2007 and 2006 was 5.8%.

       Bank line interest expense increased $458,000 or 4.5% for the year ended December 31, 2007 compared to the same period for 2006.  The change is primarily due to the increase in the average balance of bank borrowings from $168.0 million for the year ended December 31, 2006 to $171.5 million for the year ended December 31, 2007.  Additionally, the weighted average interest rate on the Company’s line of credit increased from 5.9% during the year ended December 31, 2006 to 6.2% during the same period in 2007.  The increase in bank borrowings is primarily attributable to advances for purchases of office properties and Parkway common stock.

       Discontinued Operations.  Discontinued operations is comprised of the following for the years ended December 31, 2007 and 2006 (in thousands):

	Year Ended December 31
			Increase	%
	2007	2006	(Decrease)	Change
Discontinued operations:
Income from discontinued operations	$2,473	$1,997	$ 476	23.8%
Gain on sale of real estate
from discontinued operations	-	5,083	(5,083)	-100.0%

Total discontinued operations	$2,473	$7,080	$(4,607)	-65.1%

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

Liquidity and Capital Resources

       Statement of Cash Flows.   Cash and cash equivalents were $15.3 million and $11.3 million at December 31, 2008 and December 31, 2007, respectively.  Cash flows provided by operating activities for the year ended December 31, 2008 were $64.0 million compared to $75.9 million for the same period of 2007.  The change in cash flows from operating activities is primarily attributable to the effect of the timing of receipt of revenues and payment of expenses.

       Cash used in investing activities was $206.1 million for the year ended December 31, 2008 compared to cash used in investing activities of $57.0 million for the same period of 2007.  The increase in cash used by investing activities of $149.1 million is primarily due to the net effect of increased office property purchases and sales in 2008 and an increase in office property improvements and development costs in 2008.

       Cash provided by financing activities was $146.1 million for the year ended December 31, 2008 compared to cash used in financing activities of $12.0 million for the same period of 2007.  The increase in cash provided by financing activities of $158.1 million is primarily due to additional mortgage placements in 2008 and contributions from minority interest partners to fund office property purchases.

       Liquidity.   The Company plans to continue pursuing the acquisition of additional investments that meet the Company’s investment criteria and intends to use its line of credit, proceeds from the refinancing of mortgages, proceeds from the sale of non-core assets and office properties, proceeds from the sale of portions of owned assets through joint ventures, possible sales of securities and cash balances to fund those acquisitions.

       The Company's cash flows are exposed to interest rate changes primarily as a result of its lines of credit used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations.  The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  To achieve its objectives, the Company borrows at fixed rates, but also utilizes an unsecured revolving credit facility, an unsecured term-loan and an unsecured line of credit (collectively, the “Company’s line of credit”).

        The Company’s line of credit allows Parkway to borrow up to a combined $311.0 million and it matures in April 2011.  At December 31, 2008, the Company had a total of $185.9 million outstanding under its line of credit.  At December 31, 2008, the following amounts were outstanding under the Company’s line of credit (in thousands):

		Interest		Outstanding
Line of Credit	Lender	Rate	Maturity	Balance
$15.0 Million Unsecured Line of Credit (1)	PNC Bank	2.4%	04/27/11	$ 7,940
$236.0 Million Unsecured Line of Credit (2)	Wells Fargo	2.1%	04/27/11	118,000
$60.0 Million Unsecured Term Loan (3)	Wells Fargo	5.6%	04/27/11	60,000
		3.3%		$ 185,940

(1)     The interest rate on the $15.0 million unsecured line of credit with PNC Bank is currently LIBOR plus 200 basis points.  On December 23, 2008, the Company renewed and extended this line to April 2011.  The Company paid an up-front fee of $52,500 and will pay fees on the unused portion of the line of 25 basis points.

(2)     The $236.0 million unsecured line of credit is led by Wells Fargo and syndicated to eight other banks.  The interest rate on the line of credit is currently LIBOR plus 130 basis points or the Prime interest rate plus 25 basis points.  At December 31, 2008, all amounts outstanding under the line of credit with interest rates not fixed by an interest rate swap agreement are borrowed at LIBOR plus 130 basis points.  The Company pays an annual administration fee of $35,000 and fees on the unused portion of the revolver ranging between 12.5 and 20 basis points based upon overall Company leverage, with the rate set at 20 basis points at December 31, 2008.  On October 29, 2008, the Company exercised its right to extend this line to April 2011.  The Company paid a one-time extension fee of $354,000 that will be amortized over the term of the line of credit.

(3)   The $60.0 million unsecured term loan is led by Wells Fargo and syndicated to eight other banks.  The interest rate on the term loan represents the weighted average interest rate of two interest rate swaps that expired December 31, 2008.  Excluding the interest rate swaps, the interest rate on the term loan is LIBOR plus 130 basis points.

       To protect against the potential for rapidly rising interest rates, the Company entered into interest rate swap agreements in 2008 and prior years.  The Company designated the swaps as hedges of the variable interest rates on the Company’s borrowings under the Wells Fargo unsecured revolving credit facility and a portion of the debt placed on the Pinnacle development.  These swaps are considered to be fully effective and changes in the fair value of the swaps are recognized in accumulated other comprehensive income.  The Company's interest rate hedge contracts at December 31, 2008 and 2007 are summarized as follows (in thousands):

					Fair
					Market Value
					Asset/(Liability)
Type of	Notional	Maturity		Fixed	December 31
Hedge	Amount	Date	Reference Rate	Rate	2008	2007
Swap	$50,000	06/30/08	1 - Month LIBOR	4.380%	$ -	$ 15
Swap	$30,000	08/31/08	1 - Month LIBOR	4.924%	-	(133)
Swap	$40,000	12/31/08	1 - Month LIBOR	4.360%	-	(192)
Swap	$20,000	12/31/08	1 - Month LIBOR	4.245%	-	(48)
Swap	$100,000	03/31/11	1 - Month LIBOR	4.935%	(5,262)	-
Swap	$23,500	12/01/14	1 - Month LIBOR	5.800%	(2,466)	-
					$ (7,728)	$ (358)

       At December 31, 2008, the Company had $869.6 million in mortgage notes payable with an average interest rate of 5.5% secured by office properties and $185.9 million drawn under its line of credit.  Parkway's pro rata share of unconsolidated joint venture debt was $9.8 million with an average interest rate of 5.1% at December 31, 2008.

        The Company monitors the total debt to total asset value ratio as defined in the loan agreements for the $311.0 million unsecured line of credit.  In addition to the total debt to total asset value ratio, the Company also monitors interest, fixed charge and modified fixed charge coverage ratios.  The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization (“EBITDA”).  This ratio for the years ended December 31, 2008 and 2007 was 2.41 and 2.48 times, respectively.  The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA.  This ratio for the years ended December 31, 2008 and 2007 was 1.75 and 1.74 times, respectively.   The modified fixed charge coverage ratio is computed by comparing the cash interest accrued and preferred dividends paid to EBITDA.  This ratio for the years ended December 31, 2008 and 2007 was 2.20 and 2.25 times, respectively.  Management believes the total debt to total asset value, interest coverage, fixed charge coverage and modified fixed charge coverage ratios provide useful information on total debt levels as well as the Company’s ability to cover interest, principal and/or preferred dividend payments with current income.

       The table below presents the principal payments due and weighted average interest rates for the mortgage notes payable at December 31, 2008.

		Total		Recurring
	Average	Mortgage	Balloon	Principal
	Interest Rate	Maturities	Payments	Amortization
2009	5.6%	$35,299	$21,766	$13,533
2010	5.8%	139,794	126,411	13,383
2011	6.0%	112,753	102,694	10,059
2012	5.9%	65,070	56,738	8,332
2013	5.9%	8,434	-	8,434
Thereafter	5.3%	508,231	469,095	39,136
		$869,581	$776,704	$92,877
Fair Value at 12/31/08		$778,925

On February 27, 2009, the Company paid its only 2009 debt maturity in the amount of $21.8 million utilizing its line of credit.  The Company has $126.4 million in maturing debt in 2010.  Included in the 2010 debt maturities is the Capital City Plaza mortgage in the amount of $60.0 million that has a one-year extension option at the Company’s discretion.  Assuming that the extension option is exercised, the Company’s total maturities for 2010 would be $66.4 million, and its existing line of credit capacity could be utilized to pay the debt maturities.

On May 14, 2008 Parkway formed Texas Teachers Fund II, a $750.0 million discretionary fund with the TRS, for the purpose of acquiring high-quality multi-tenant office properties.   TRS will be a 70% investor, and Parkway will be a 30% investor in the fund, which will be capitalized with approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt.  Parkway’s share of the equity contribution for the fund will be $112.5 million and will be funded with proceeds from asset sales, line of credit advances and/or sales of equity securities.

       The Company presently has plans to make additional capital improvements at its office properties in 2009 of approximately $33.0 million.  These expenses include tenant improvements, leasing costs, capitalized acquisition costs and capitalized building improvements.  Approximately $9.0 million of these improvements relate to upgrades on properties acquired in recent years that were anticipated at the time of purchase.  All such improvements are expected to be financed by cash flow from the properties, contributions from partners and advances on the Company’s line of credit.

       The Company anticipates that its current cash balance, operating cash flows, contributions from partners and borrowings (including borrowings under the working capital line of credit) will be adequate to pay the Company's (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders, (iv) capital improvements, and (v) normal repair and maintenance expenses at its properties, both in the short and long term.  In addition, the Company may use proceeds from sales of assets, possible sales of securities and borrowings to fund property acquisitions and pay debts as they mature.

Off-Balance Sheet Arrangements

       At December 31, 2008, the Company was invested in four unconsolidated joint ventures with unrelated investors. These joint ventures are accounted for using the equity method of accounting, as Parkway does not control, but has the ability to significantly influence the operations of the joint ventures and is not the primary beneficiary, as that term is defined in FIN 46R.  As a result, the assets and liabilities of the joint ventures are not included in Parkway's consolidated balance sheet.  Information relating to the unconsolidated joint ventures at December 31, 2008 is detailed below (in thousands):

			Parkway's
			Ownership
Joint Ventures	Property Name	Location	Interest

Wink-Parkway Partnership	Wink Building	New Orleans, LA	50.0%
Parkway Joint Venture, LLC	UBS Building/River Oaks	Jackson, MS	20.0%
RubiconPark I, LLC	Lakewood/Falls Pointe	Atlanta, GA	20.0%
	Carmel Crossing	Charlotte, NC
RubiconPark II, LLC	Maitland 200	Orlando, FL	20.0%

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

        Parkway provides management, construction and leasing services for all of the unconsolidated joint ventures except for the Wink-Parkway Partnership, and receives market-based fees for these services.  The portion of fees earned on unconsolidated joint ventures attributable to Parkway's ownership interest is eliminated in consolidation.

        The following information summarizes the financial position for the investments in which we held an interest at December 31, 2008 (in thousands):

		Mortgage		Parkway's
Summary of Financial Position	Total Assets	Debt (1)	Total Equity	Investment
Parkway Joint Venture, LLC	$ 16,924	$12,600	$ 3,624	$ (310)
Wink-Parkway Partnership	1,625	67	1,519	760
RubiconPark I, LLC	73,825	52,000	20,252	5,484
RubiconPark II, LLC	29,876	18,154	11,094	5,123
	$122,250	$82,821	$36,489	$11,057

(1)     The mortgage debt, all of which is non-recourse, is collateralized by the individual real estate property or properties within each venture, the net book value of which totaled $111.7 million at December 31, 2008.  Parkway's proportionate share of the non-recourse mortgage debt totaled $9.8 million at December 31, 2008.

        The following information summarizes the results of operations for the year ended December 31, 2008 for investments which impacted our 2008 results of operations (in thousands):

		Net	Parkway's
	Total	Income	Share of Net
Summary of Operations	Revenue	(Loss)	Income (Loss)
Phoenix OfficeInvest, LLC (1)	$ 109	$ 107	$ 32
Parkway Joint Venture, LLC	2,749	(13)	(4)
Wink-Parkway Partnership	382	245	122
RubiconPark I, LLC	9,546	840	331
RubiconPark II, LLC	4,584	1,242	413
	$17,370	$2,421	$ 894

(1)     Phoenix OfficeInvest, LLC is a joint venture that owned Viad Corporate Center, an office property in Phoenix, Arizona, and a venture in which Parkway owned a 30% interest.  On June 23, 2006, the venture sold Viad Corporate Center.  Parkway received net proceeds of $15.4 million and recognized a gain of $13.6 million from the sale in 2006.

Contractual Obligations

       We have contractual obligations including mortgage notes payable and lease obligations.  The table below presents total payments due under specified contractual obligations by year through maturity at December 31, 2008 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	2009	2010	2011	2012	2013	Thereafter
Long-Term Debt (Mortgage Notes Payable)	$1,133,714	$83,426	$184,371	$150,830	$98,230	$39,149	$577,708
Capital Lease Obligations	6,879	279	140	140	133	113	6,074
Operating Leases	753	314	302	130	7	-	-
Purchase Obligations	9,326	8,899	-	427	-	-	-
Ground Lease	15,643	185	185	185	185	185	14,718
Total	$1,166,315	$93,103	$184,998	$151,712	$98,555	$39,447	$598,500

        The amounts presented above for mortgage notes payable and capital lease obligations include principal and interest payments.  The amounts presented for purchase obligations represent the remaining tenant improvement allowances for leases in place and commitments for building improvements and development costs at December 31, 2008.

        Parkway has a 75% ownership interest in MBALP and acts as the managing general partner.  MBALP is primarily funded with financing from a third-party lender, which is secured by a first lien on the rental property of the partnership.  The creditors of MBALP do not have recourse to Parkway.  In acting as the general partner, Parkway is committed to providing additional funding to partnership deficits up to an aggregate amount of $1.0 million.  To date Parkway has not been required to provide any additional funding to MBALP.

        Parkway has a 30% ownership interest in Texas Teachers Fund II and acts as the general partner.  Texas Teachers Fund II will be capitalized with approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt.  Parkway’s share of the equity capital for the fund will be $112.5 million.  Parkway has four years from the inception date of Texas Teachers Fund II to identify and acquire properties, with funds contributed as needed to purchase office investments.

Critical Accounting Estimates

       General.  Parkway’s investments are generally made in office properties.  Therefore, the Company is generally subject to risks incidental to the ownership of real estate.  Some of these risks include changes in supply or demand for office properties or tenants for such properties in an area in which we have buildings; changes in real estate tax rates; and changes in federal income tax, real estate and zoning laws.  The Company’s discussion and analysis of financial condition and results of operations is based upon its Consolidated Financial Statements.  The Company’s Consolidated Financial Statements include the accounts of Parkway Properties, Inc., its majority owned subsidiaries and joint ventures in which the Company has a controlling interest. Parkway also consolidates subsidiaries where the entity is a variable interest entity and Parkway is the primary beneficiary, as defined in FASB Interpretation 46R “Consolidation of Variable Interest Entities” (“FIN 46R”).  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period.  Actual results could differ from our estimates.

       The accounting policies and estimates used in the preparation of our Consolidated Financial Statements are more fully described in the notes to our Consolidated Financial Statements.  However, certain of the Company’s significant accounting policies are considered critical accounting policies due to the increased level of assumptions used or estimates made in determining their impact on our Consolidated Financial Statements.

       Parkway considers critical accounting policies and estimates to be those used in the determination of the reported amounts and disclosure related to the following:

       (1)  Revenue recognition;

       (2)  Impairment or disposal of long-lived assets;

       (3)  Depreciable lives applied to real estate and improvements to real estate;

       (4)  Initial recognition, measurement and allocation of the cost of real estate acquired; and

       (5)  Allowance for doubtful accounts

       Revenue Recognition.  Revenue from real estate rentals is recognized on a straight-line basis over the terms of the respective leases.  The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as straight line rent receivable on the accompanying balance sheets.

       When the Company is the owner of the tenant improvements, the leased space is ready for its intended use when the tenant improvements are substantially completed. In limited instances, when the tenant is the owner of the tenant improvements, straight-line rent is recognized when the tenant takes possession of the unimproved space.

       The leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses.  Property operating cost recoveries from customers (“expense reimbursements”) are recognized as revenue in the period in which the expenses are incurred.  The computation of expense reimbursements is dependent on the provisions of individual customer leases.  Most customers make monthly fixed payments of estimated expense reimbursements.  The Company makes adjustments, positive or negative, to expense reimbursement income quarterly to adjust the recorded amounts to the Company’s best estimate of the final property operating costs based on the most recent quarterly budget.  After the end of the calendar year, the Company computes each customer’s final expense reimbursements and issues a bill or credit for the difference between the actual amount and the amounts billed monthly during the year.

       Management company income represents market-based fees earned from providing management, construction, leasing, brokerage and acquisition services to third parties. Management fee income is computed and recorded monthly in accordance with the terms set forth in the stand alone management service agreements. Leasing and brokerage commissions are recognized pursuant to the terms of the stand alone agreements at the time underlying leases are signed, which is the point at which the earnings process is complete and collection of the fees is reasonably assured. Fees relating to the purchase or sale of property are recognized when the earnings process is complete and collection of the fees is reasonably assured, which usually occurs at closing. All fees on Company-owned properties and consolidated joint ventures are eliminated in consolidation.  The portion of fees earned on unconsolidated joint ventures attributable to Parkway's ownership interest is eliminated in consolidation.

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

       Real estate assets are classified as held for sale or held and used in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).  We classify certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions to close in the next twelve months.  We consider an office property as held for sale once we have executed a contract for sale, allowed the buyer to complete its due diligence review and received substantial non-refundable deposit.  Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer’s obligation to perform have been satisfied, we do not consider a sale to be probable.  When the Company identifies an asset as held for sale, we estimate the net realizable value of such asset and discontinue recording depreciation on the asset.  In accordance with SFAS No. 144, the Company records assets held for sale at the lower of carrying amount or fair value less cost to sell.  With respect to assets classified as held and used, we periodically review these assets to determine whether our carrying amount will be recovered.  A long-lived asset is considered impaired if its carrying value exceeds the estimated fair value.  Fair value is based on the estimated and realizable contract sales price (if available) for the asset less estimated costs to sell.  If a sales price is not available, the estimated undiscounted cash flows of the asset for the remaining useful life are used to determine if the carrying value is recoverable.  The cash flow estimates are based on assumptions about employing the asset for its remaining useful life.  Factors considered in projecting future cash flows include but are not limited to:  existing leases, future leasing and terminations, market rental rates, capital improvements, tenant improvements, leasing commissions, inflation and other known variables.  Upon impairment, the Company would recognize an impairment loss to reduce the carrying value of the long-lived asset to our estimate of its fair value.  The estimate of fair value and cash flows to be generated from properties requires us to make assumptions.  If one or more assumptions prove incorrect or if the assumptions change, the recognition of an impairment loss on one or more properties may be necessary in the future, which would result in a decrease in net income.

      In 2008, Parkway recorded an impairment loss on two contracted office property sales in the amount of $1.8 million, and an impairment loss on 12 acres of land in New Orleans, Louisiana in the amount of $717,000.

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

       Initial Recognition, Measurement and Allocation of the Cost of Real Estate Acquired.  Parkway accounts for its acquisitions of real estate in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building, garage, building improvements and tenant improvements, identified intangible assets and liabilities, consisting of the value of above and below market leases, customer relationships, lease costs and the value of  in-place leases and any value attributable to above or below market debt assumed with the acquisition.

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

       Allowance for Doubtful Accounts.  Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future.  Our receivable balance is comprised primarily of rents and operating expense recoveries due from customers.  Change in the supply of or demand for office properties could impact our customers’ ability to honor their lease obligations, which could in turn affect our recorded revenues and estimates of the collectability of our receivables.  Revenue from real estate rentals is recognized and accrued as earned on a pro rata basis over the term of the lease.  We regularly evaluate the adequacy of our allowance for doubtful accounts considering such factors as credit quality of our customers, delinquency of payment, historical trends and current economic conditions.  We provide an allowance for doubtful accounts for customer balances that are over 90 days past due and for specific customer receivables for which collection is considered doubtful.  Actual results may differ from these estimates under different assumptions or conditions, which could result in an increase or decrease in bad debt expense.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  The provisions of SFAS No. 157, with the exception of nonfinancial assets and liabilities, were effective for financial statements issued for fiscal years beginning after November 15, 2007.  The FASB deferred for one year the Statement’s fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis.  These provisions will be effective for fiscal years beginning after November 15, 2008, and the Company is in the process of evaluating the impact that the adoption of these provisions will have on the Company’s overall financial position and results of operations.  The application of SFAS No. 157 had an immaterial impact on the Company’s overall financial position and results of operations upon adoption January 1, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).  SFAS No. 159 was effective for fiscal years beginning after November 15, 2007.  The Company did not elect the fair value option in regards to items not previously recorded at fair value.  Therefore, the January 1, 2008 adoption of SFAS No. 159 did not have a material impact on the financial position or results of operations of the Company.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which revised the previously issued SFAS No. 141 (“SFAS No. 141”).  SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141, but expands the scope to include all transactions and other events in which one entity obtains control over one or more other businesses.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  SFAS No. 141(R) requires that the acquisition related transaction costs be expensed as incurred.  SFAS No. 141(R) also includes new disclosure requirements.  The impact of SFAS No. 141(R) on the Company’s overall financial position and results of operations will be determined by the markets in which the Company invests.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R).  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The application of SFAS No. 160 will have an immaterial impact on the Company’s overall financial position and results of operations upon adoption January 1, 2009, as this will only impact the presentation of the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which is an amendment of FASB Statement No. 133. SFAS No. 161 requires all entities with derivative instruments to disclose information regarding how and why the entity uses derivative instruments and how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows. The Statement is effective prospectively for periods beginning on or after November 15, 2008.  The application of SFAS No. 161 will have an immaterial impact on the Company’s overall financial position and results of operations upon adoption January 1, 2009.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy).  SFAS No. 162 is effective November 15, 2008, which represents 60 days following the SEC’s September 2008 approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The application of SFAS No. 162 did not have a material impact on the Company’s overall financial position and results of operations.

Funds From Operations

       Management believes that funds from operations available to common shareholders (“FFO”) is an appropriate measure of performance for equity REITs and computes this measure in accordance with the NAREIT definition of FFO.  Funds from operations is defined by NAREIT as net income (computed in accordance GAAP), excluding gains or losses from sales of property and extraordinary items under GAAP, plus depreciation and amortization, and after adjustments to derive the Company’s pro rata share of FFO of consolidated and unconsolidated joint ventures.  Further, the Company does not adjust FFO to eliminate the effects of non-recurring charges.  The Company believes that FFO is a meaningful supplemental measure of its operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses.  However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient.  Thus, NAREIT created FFO as a supplemental measure of operating performance for real estate investment trusts that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP.  The Company believes that the use of FFO, combined with the required GAAP presentations, has been beneficial in improving the understanding of operating results of real estate investment trusts among the investing public and making comparisons of operating results among such companies more meaningful.  FFO as reported by Parkway may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition.  Funds from operations do not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States and is not an indication of cash available to fund cash needs.  Funds from operations should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

       The following table presents a reconciliation of the Company's net income to FFO for the years ended December 31, 2008 and 2007 (in thousands):

	Year Ended
	December 31
	2008	2007
Net income	$9,274	$19,692
Adjustments to derive funds from operations:
Depreciation and amortization	91,716	74,379
Depreciation and amortization – discontinued operations	1,873	3,196
Minority interest depreciation and amortization	(20,644)	(10,414)
Adjustments for unconsolidated joint ventures	750	732
Preferred dividends	(4,800)	(4,800)
Convertible preferred dividends	-	-
Gain on real estate	(22,588)	(20,260)
Minority interest – unit holders	1	2
Funds from operations applicable to common shareholders (1)	$55,582	$62,527

(1)     For 2008, FFO includes large lease termination fee income in the amount of $3.7 million, offset by a reduction for a non-cash purchase accounting adjustment in the amount of $657,000, a non-cash impairment loss on real estate of $2.5 million, restricted stock expense of $1.4 million recognized upon the Company’s achievement of the GEAR UP Plan, a loss on the extinguishment of debt of $2.2 million, included as a component of discontinued operations in the accompanying consolidated statement of income, and Hurricane Ike expense in the amount of $377,000.  For 2007, FFO includes lease termination fee income of $1.4 million, offset by a reduction for a $370,000 loss on extinguishment of debt, included as a component of interest expense in the accompanying consolidated statement of income.

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

       At December 31, 2008, total outstanding debt was $1.1 billion of which $269.4 million or 25.5% is variable rate debt.  If market rates of interest on the variable rate debt fluctuate by 10% (or approximately 30 basis points), the change in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $875,000 annually.

ITEM 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS

PARKWAY PROPERTIES, INC.:

We have audited the accompanying consolidated balance sheet of Parkway Properties, Inc. and subsidiaries as of December 31, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2008.  In connection with our audit of the consolidated financial statements, we also have audited financial statement schedules II, III and IV. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Parkway Properties, Inc. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Parkway Properties, Inc.’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Jackson, Mississippi

March 6, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Parkway Properties, Inc.

We have audited the accompanying consolidated balance sheets of Parkway Properties, Inc. as of December 31, 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2007. Our audits also included the financial statement Schedule II listed in the index at Item 15(a) 2 for each of the two years ended December 31, 2007. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements of Parkway Properties Office Fund, LP, a consolidated joint venture, which statements reflect total assets of $276.7 million as of December 31, 2007 and total revenues of $33.5 million and $6.8 million for the years ended December 31, 2007 and 2006, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Parkway Properties Office Fund, LP, is based solely on the report of the other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Parkway Properties, Inc. at December 31, 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement Schedule II, listed in the index at Item 15(a)2 for each of the two years ended December 31, 2007 when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Houston, Texas

February 27, 2008

Report of Independent Registered Public Accounting Firm

The Partners of
Parkway Properties Office Fund, LP:

We have audited the consolidated historical‑cost balance sheets of Parkway Properties Office Fund, LP (the Partnership) as of December 31, 2007 and 2006, and the related consolidated historical-cost statements of operations, changes in partners’ capital and cash flows for the years then ended, not included herein. We also have audited the supplemental consolidated current-value balance sheets of the Partnership as of December 31, 2007 and 2006, and the related supplemental consolidated current-value statements of operations and changes in partners’ capital for the years then ended, not included herein. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

/s/ KPMG LLP

Jackson, Mississippi

February 26, 2008

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31	December 31
	2008	2007
Assets
Real estate related investments:
Office and parking properties	$1,737,549	$1,551,707
Real estate development	609	14,686
Accumulated depreciation	(282,919)	(251,791)
	1,455,239	1,314,602

Land available for sale	750	1,467
Mortgage loan	7,519	7,001
Investment in unconsolidated joint ventures	11,057	11,236
	1,474,565	1,334,306

Rents receivable and other assets	118,512	119,457
Intangible assets, net	79,460	70,719
Cash and cash equivalents	15,318	11,312
	$1,687,855	$1,535,794

Liabilities
Notes payable to banks	$ 185,940	$ 212,349
Mortgage notes payable	869,581	714,501
Accounts payable and other liabilities	98,862	88,496
	1,154,383	1,015,346

Minority Interest
Minority Interest – unit holders	32	34
Minority Interest – real estate partnerships	127,192	80,506
	127,224	80,540

Stockholders' Equity
8.00% Series D Preferred stock, $.001 par value, 2,400,000
shares authorized, issued and outstanding	57,976	57,976
Common stock, $.001 par value, 67,600,000 shares authorized,
15,253,396 and 15,223,350 shares issued and outstanding
in 2008 and 2007, respectively	15	15
Common stock held in trust, at cost, 85,300 and 104,500
shares in 2008 and 2007, respectively	(2,895)	(3,540)
Additional paid-in capital	428,367	425,221
Accumulated other comprehensive loss	(7,728)	(358)
Accumulated deficit	(69,487)	(39,406)
	406,248	439,908
	$1,687,855	$1,535,794

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31
	2008	2007	2006
Revenues
Income from office and parking properties	$263,475	$233,304	$197,889
Management company income	1,936	1,605	5,329
Total revenues	265,411	234,909	203,218

Expenses
Property operating expense	126,169	107,990	93,089
Depreciation and amortization	91,716	74,379	61,607
Management company expenses	1,947	1,188	1,141
General and administrative	9,725	6,602	4,656
Total expenses	229,557	190,159	160,493

Operating income	35,854	44,750	42,725

Other income and expenses
Interest and other income	1,333	528	40
Equity in earnings of unconsolidated joint ventures	894	1,008	751
Gain on sale of real estate, joint venture interests and other assets	-	20,307	17,646
Impairment loss on real estate	(2,542)	-	-
Interest expense	(59,426)	(52,546)	(43,044)

Income (loss) before minority interest and discontinued operations	(23,887)	14,047	18,118
Minority interest - unit holders	(1)	(2)	(1)
Minority interest - real estate partnerships	11,369	3,174	485

Income (loss) from continuing operations	(12,519)	17,219	18,602

Discontinued operations:
Income (loss) from discontinued operations	(795)	2,473	1,997
Gain on sale of real estate from discontinued operations	22,588	-	5,083
Total discontinued operations	21,793	2,473	7,080

Net income	9,274	19,692	25,682

Change in market value of interest rate swaps	(7,370)	(1,190)	(73)
Change in unrealized gain on equity securities	-	4	75
Comprehensive income	$ 1,904	$18,506	$ 25,684

Net income available to common stockholders:
Net income	$ 9,274	$19,692	$ 25,682
Dividends on preferred stock	(4,800)	(4,800)	(4,800)
Dividends on convertible preferred stock	-	-	(1,773)
Net income available to common stockholders	$ 4,474	$14,892	$ 19,109

Net income per common share:
Basic:
Income (loss) from continuing operations	$ (1.15)	$ 0.80	$ 0.84
Discontinued operations	1.45	0.16	0.50
Net income	$ 0.30	$ 0.96	$ 1.34

Diluted:
Income (loss) from continuing operations	$ (1.15)	$ 0.79	$ 0.83
Discontinued operations	1.45	0.16	0.49
Net income	$ 0.30	$ 0.95	$ 1.32

Dividends per common share	$ 2.275	$ 2.60	$ 2.60

Weighted average shares outstanding:
Basic	15,023	15,482	14,306
Diluted	15,023	15,648	14,487

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Year Ended December 31
	2008	2007	2006

8.34% Series B Cumulative Convertible Preferred stock, $.001 par value
Balance at beginning of year	$ -	$ -	$ 28,122
Conversion of preferred stock to common stock	-	-	(28,122)
Balance at end of year	-	-	-

8.00% Series D Preferred stock, $.001 par value
Balance at beginning of year	57,976	57,976	57,976
Balance at end of year	57,976	57,976	57,976

Common stock, $.001 par value
Balance at beginning of year	15	16	14
Purchase of Company stock	-	(1)	-
Shares issued – stock offering	-	-	1
Shares issued – conversion of preferred stock to common stock	-	-	1
Balance at end of year	15	15	16

Common stock held in trust
Balance at beginning of year	(3,540)	(3,894)	(4,198)
Shares distributed from deferred compensation plan	645	354	304
Balance at end of year	(2,895)	(3,540)	(3,894)

Additional paid-in capital
Balance at beginning of year	425,221	449,141	389,971
Stock options and warrants exercised	792	3,035	6,034
Conversion of preferred stock to common stock	-	-	28,121
Shares issued in lieu of Directors' fees	140	251	170
Shares issued - DRIP Plan	-	363	407
Proceeds/(issuance costs) from stock offerings and shelf registration	(52)	(28)	29,487
Employee Stock Purchase Plan	-	75	3
Purchase of Company stock	(10)	(29,137)	(2,814)
Share-based compensation expense	2,276	1,521	863
Reclassification upon the adoption of SFAS No. 123R	-	-	(3,101)
Balance at end of year	428,367	425,221	449,141

Unearned compensation
Balance at beginning of year	-	-	(3,101)
Reclassification upon the adoption of SFAS No. 123R	-	-	3,101
Balance at end of year	-	-	-

Accumulated other comprehensive income (loss)
Balance at beginning of year	(358)	828	826
Change in unrealized gain on equity securities	-	4	75
Change in market value of interest rate swaps	(7,370)	(1,190)	(73)
Balance at end of year	(7,728)	(358)	828

Accumulated deficit
Balance at beginning of year	(39,406)	(13,761)	4,906
Net income	9,274	19,692	25,682
Preferred stock dividends declared	(4,800)	(4,800)	(4,800)
Convertible preferred stock dividends declared	-	-	(1,773)
Common stock dividends declared	(34,555)	(40,537)	(37,776)
Balance at end of year	(69,487)	(39,406)	(13,761)
Total stockholders' equity	$406,248	$439,908	$490,306

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31
	2008	2007	2006
Operating activities
Net income	$ 9,274	$ 19,692	$ 25,682
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation and amortization	91,716	74,379	61,607
Depreciation and amortization – discontinued operations	1,873	3,196	3,630
Amortization of above market leases	45	788	1,582
Amortization of mortgage loan discount	(518)	(71)	-
Amortization of loan costs	1,825	1,202	1,100
Share-based compensation expense	2,276	1,521	863
Operating distributions from unconsolidated
joint ventures	1,042	1,036	1,334
Loss allocated to minority interests	(11,368)	(3,172)	(484)
Net gain on real estate, joint venture interests
and other assets	(20,046)	(20,307)	(22,729)
Equity in earnings of unconsolidated joint ventures	(894)	(1,008)	(751)
Increase in deferred leasing costs	(8,738)	(7,080)	(5,937)
Changes in operating assets and liabilities:
Change in receivables and other assets	(274)	(5,736)	(25,465)
Change in accounts payable and
other liabilities	(2,165)	11,491	7,118
Cash provided by operating activities	64,048	75,931	47,550

Investing activities
Investment in mortgage loan	-	(6,930)	-
Distributions from unconsolidated joint ventures	38	89	15,395
Investments in unconsolidated joint ventures	-	(75)	(113)
Purchases of real estate related investments	(229,707)	(55,428)	(328,909)
Proceeds from sales of real estate and joint venture interests	84,464	56,795	61,228
Real estate development	(28,981)	(11,615)	-
Improvements to real estate related investments	(31,916)	(39,877)	(28,223)
Cash used in investing activities	(206,102)	(57,041)	(280,622)

Financing activities
Principal payments on mortgage notes payable	(76,620)	(41,011)	(49,066)
Proceeds from long-term financing	231,700	59,500	213,700
Proceeds from bank borrowings	189,452	241,126	153,098
Payments on bank borrowings	(215,861)	(181,921)	(151,230)
Redemption of subsidiary redeemable preferred membership interests	-	(10,741)	-
Debt financing costs	(2,183)	(1,688)	(2,215)
Stock options and warrants exercised	792	3,035	6,034
Purchase of Company stock	(10)	(29,138)	(2,814)
Dividends paid on common stock	(34,410)	(40,222)	(37,480)
Dividends paid on preferred stock	(4,800)	(4,800)	(7,160)
Contributions from minority interest partners	60,593	42,182	82,621
Distributions to minority interest partners	(2,541)	(48,784)	(1,203)
Employee stock purchase plan	-	75	3
Proceeds from DRIP Plan	-	363	407
Proceeds/(issuance costs) from stock offerings and shelf registration	(52)	(28)	29,488
Cash provided by (used in) financing activities	146,060	(12,052)	234,183
Change in cash and cash equivalents	4,006	6,838	1,111
Cash and cash equivalents at beginning of year	11,312	4,474	3,363
Cash and cash equivalents at end of year	$ 15,318	$ 11,312	$ 4,474

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

NOTE A - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

        The accompanying financial statements are prepared following U.S. generally accepted accounting principles (“GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”).

       The consolidated financial statements include the accounts of Parkway Properties, Inc. ("Parkway" or "the Company"), its wholly-owned subsidiaries and joint ventures in which the Company has a controlling interest.  The other partners’ equity interests in the consolidated joint ventures are reflected as minority interests in the consolidated financial statements.  Parkway also consolidates subsidiaries where the entity is a variable interest entity and Parkway is the primary beneficiary, as defined in FASB Interpretation 46R “Consolidation of Variable Interest Entities” (“FIN 46R”).  All significant intercompany transactions and accounts have been eliminated in the accompanying financial statements.

        The Company determines consolidation for joint ventures based on standards set forth in EITF 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”; EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”; Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures”; and FIN 46R.  Based on the guidance set forth in these pronouncements, the Company consolidates certain joint ventures where it exercises significant control over major operating and management decisions, or where the Company is the sole general partner and the limited partners do not possess kick-out rights or other substantive participating rights or where the entity is a variable interest entity and Parkway is the primary beneficiary.  The equity method of accounting is used for those joint ventures that do not meet the criteria for consolidation and where Parkway exercises significant influence but does not control these joint ventures.

        The consolidated statements of income for the year ended December 31, 2008, include a $657,000 non-cash reduction to net income as a result of a purchase accounting adjustment recorded to income during the third quarter of 2006 through the end of 2007.  The non-cash purchase accounting adjustment was corrected in the first quarter of 2008.  Parkway’s Management as well as the Audit Committee of the Board of Directors have reviewed this accounting error utilizing Securities and Exchange Commission Staff Accounting Bulletin Nos. 99 and 108 and believe the impact of correcting this error is not material to any periods presented in the consolidated financial statements.

Business

       The Company's operations are exclusively in the real estate industry, principally the operation, leasing, acquisition and ownership of office buildings.

Use of Estimates

       The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Although the Company believes the assumptions and estimates made are reasonable and appropriate, as discussed in the applicable sections throughout these consolidated financial statements, different assumptions and estimates could materially impact reported results.  The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions, therefore, changes in market conditions could impact the Company’s future operating results.  The Company’s most significant estimates relate to impairments on real estate and allowance for doubtful accounts.

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

       Balances of major classes of depreciable assets (in thousands) and their respective estimated useful lives are:

		December 31	December 31
Asset Category	Estimated Useful Life	2008	2007
Land	Non-depreciable	$ 171,367	$ 147,779
Building and garage	40 years	1,292,415	1,163,974
Building improvements	7 to 40 years	108,704	90,563
Tenant improvements	Lesser of useful life or term of lease	165,063	149,391
		$1,737,549	$1,551,707

       Depreciation expense related to these assets of $67.3 million, $59.7 million and $49.7 million was recognized in 2008, 2007 and 2006, respectively.

       The Company evaluates its real estate assets upon occurrence of significant adverse changes in their operations to assess whether any impairment indicators are present that affect the recovery of the carrying amount.  The carrying amount includes the net book value of tangible and intangible assets.  Real estate assets are classified as held for sale or held and used in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (“SFAS No. 144”).  In accordance with SFAS No. 144, Parkway records assets held for sale at the lower of carrying amount or fair value less cost to sell.  With respect to assets classified as held and used, Parkway recognizes an impairment loss to the extent the carrying amount is not recoverable and exceeds its fair value.  Fair value is based on the estimated and realizable contract sales price (if available) for the asset less estimated costs to sell.  If a sales price is not available, the estimated undiscounted cash flows of the asset for the remaining useful life are used to determine if the carrying value is recoverable.  The cash flow estimates are based on assumptions about employing the asset for its remaining useful life.  Factors considered in projecting future cash flows include but are not limited to:  existing leases, future leasing and terminations, market rental rates, capital improvements, tenant improvements, leasing commissions, inflation and other known variables.  Upon impairment, Parkway recognizes an impairment loss to reduce the carrying value of the real estate asset to the estimate of its fair value.

       Gains from sales of real estate are recognized based on the provisions of SFAS No. 66, “Accounting for Sales of Real Estate”, which require upon closing, the transfer of rights of ownership to the purchaser, receipt from the purchaser of an adequate cash down payment and adequate continuing investment by the purchaser.  If the requirements for recognizing gains have not been met, the sale and related costs are recorded, but the gain is deferred and recognized generally on the installment method of accounting as collections are received.

       Land available for sale (see Note F) is carried at the lower of cost or fair value less estimated cost to sell.

Purchase Price Allocation

       Parkway accounts for its acquisitions of real estate in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”).  Parkway allocates the purchase price of real estate to tangible and intangible assets and liabilities based on fair values.  Tangible assets consist of land, building, garage, building improvements and tenant improvements.  Intangible assets and liabilities consist of the value of above and below market leases, lease costs, the value of in-place leases, customer relationships and any value attributable to above or below market debt assumed with the acquisition.

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

       The fair value of above or below market in-place lease values is the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and the estimated current market lease rate expected over the remaining non-cancelable life of the lease.  The capitalized above market lease values are amortized as a reduction of rental income over the remaining term of the respective leases. The capitalized below market lease values are amortized as an increase to rental income over the remaining term of the respective leases.   Total amortization for above and below market leases was a net reduction of rental income of $45,000, $788,000 and $1.6 million for the years ending December 31, 2008, 2007 and 2006, respectively.

       Amortization of above and below market leases is projected as an increase (decrease) to rental income as follows for the next five years (in thousands):

Amount
2009	$ (53)
2010	245
2011	309
2012	538
2013	219

       The fair value of customer relationships represents the quantifiable benefits related to developing a relationship with the current customer.  Examples of these benefits would be growth prospects for developing new business with the existing customer, the ability to attract similar customers to the building, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement or management’s expectation for renewal), among other factors.  Management believes that there would typically be little value associated with customer relationships that is in excess of the value of the in-place lease and their typical renewal rates.  Any value assigned to customer relationships is amortized over the remaining terms of the respective leases plus any expected renewal periods as a lease cost amortization expense.  Currently, the Company has no value assigned to customer relationships.

       The fair value of at market in-place leases is the present value associated with re-leasing the in-place lease as if the property was vacant.  Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases.  In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods.  The value of at market in-place leases is amortized as a lease cost amortization expense over the expected life of the lease, including expected renewals.  Total amortization expense for the value of in-place leases was $15.0 million, $9.0 million and $8.4 million for the years ending December 31, 2008, 2007 and 2006, respectively.

       Amortization expense for the value of in-place leases is projected as follows for the next five years (in thousands):

Amount
2009	$11,022
2010	9,921
2011	8,910
2012	6,598
2013	5,611

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

Mortgage Loan Receivable

       Parkway records its mortgage loan receivable at the stated principal amount net any premium or discount.  At December 31, 2008 the carrying amount of the mortgage loan receivable was $7.5 million.  The Company recognizes the premium or discount over the life of the mortgage loan using the effective interest method.  Parkway evaluates the collectability of principal and interest on its mortgage loans, if circumstances warrant, to determine whether it is impaired.  A loan is impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms.  When a loan is impaired, the amount of the loss accrual is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flow at the loan’s effective interest rate.  No impairment loss has been recognized in connection with the mortgage loan receivable.

Investment in Unconsolidated Joint Ventures

       At December 31, 2008 and 2007, Parkway had a non-controlling interest in four unconsolidated joint ventures, which are accounted for using the equity method of accounting.  Therefore, Parkway reports its share of income and losses based on its economic interest in these entities, as measured by its ownership interest or expected cash distributions if materially different than distributions based on ownership interest.  Parkway classifies its interests as non-controlling when it holds less than a majority voting interest in the entity and does not have the sole ability, based on the terms of the joint venture agreements, to make decisions about the entities’ activities regarding items such as major leases, encumbering the entities with debt, major capital expenditures and whether to dispose of the entities.

     When circumstances indicate there may have been a loss in value of an equity investment, the Company evaluates the investment for impairment by estimating its ability to recover its investment from future cash flows.  If Parkway determines the loss in value is other than temporary, the Company recognizes an impairment charge to reflect the investment at fair value.  The use of projected future cash flows and other estimates of fair value, the determination of when a loss is other than temporary, and the calculation of the amount of the loss are complex and subjective.  Use of other estimates and assumptions may result in different conclusions.  Changes in economic and operating conditions that occur subsequent to the Company’s review could impact these assumptions and result in future impairment charges of our equity investments.

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

Minority Interest

Minority Interest – Unit Holders

       Minority interest in Parkway Properties LP (the “Operating Partnership”) represents the limited partner’s proportionate share of the equity in the operating partnership.  The operating partnership pays a regular quarterly distribution to the holders of operating units.  Income is allocated to minority interest based on the economic percentage ownership during the year.  At December 31, 2008, the minority interest in our operating partnership consisted of 1,318 operating units held by a party other than the Company.

Minority Interest – Real Estate Partnerships

       The Company has an interest in three joint ventures that are included in its consolidated financial statements. Parkway has a 75.025% interest in Parkway Moore, LLC, which owns an interest in Moore Buildings Associates, LP.  The Company also owns a 25% and 30% interest in Parkway Properties Office Fund, LP and Parkway Properties Office Fund II, LP, respectively.

       Moore Building Associates, LP (“MBALP”) was established for the purpose of owning a commercial office building (the Toyota Center in Memphis, Tennessee).  In acting as the general partner, Parkway is committed to providing additional funding to meet partnership operating deficits up to an aggregate amount of $1.0 million.  Parkway receives income from MBALP in the form of interest from a construction note receivable, incentive management fees and property management fees.  Parkway also receives interest income on a note receivable from Parkway Moore, LLC (“PMLLC”).  Any intercompany asset, liability, revenue and expense accounts between Parkway and MBALP and PMLLC have been eliminated.

Parkway serves as the general partner of Parkway Properties Office Fund, LP (“Ohio PERS Fund I”) and provides asset management, property management, leasing and construction management services to the fund, for which it is paid market-based fees.  Cash distributions from the fund are made to each joint venture partner based on their percentage of ownership in the fund.  Since Parkway is the sole general partner and has the authority to make major decisions on behalf of the fund, Parkway is considered to have a controlling interest.  Accordingly, Parkway is required to consolidate the fund in its consolidated financial statements.  At February 15, 2008, Ohio PERS Fund I was fully invested.

        On May 14, 2008, Parkway formed Parkway Properties Office Fund II, LP (“Texas Teachers Fund II”), a $750.0 million discretionary fund with the Teacher Retirement System of Texas (“TRS”), for the purpose of acquiring high-quality multi-tenant office properties.   TRS will be a 70% investor, and Parkway will be a 30% investor in the fund, which will be capitalized with approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt.  Parkway’s share of the equity contribution for the fund will be $112.5 million and will be funded with proceeds from asset sales, line of credit advances and/or sales of equity securities.  The fund will target investments in office buildings in Houston, Austin, San Antonio, Chicago, Atlanta, Phoenix, Charlotte, Memphis, Nashville, Jacksonville, Orlando, Tampa/St. Petersburg, Ft. Lauderdale, as well as other growth markets to be determined at Parkway’s discretion.

        Parkway will serve as the general partner of Texas Teachers Fund II and will provide asset management, property management, and leasing and construction management services to the fund for which it will be paid market-based fees.  Parkway will have four years to identify and acquire properties, with funds contributed as needed to complete acquisitions.  Parkway will exclusively represent the fund in making acquisitions within the target markets and within certain predefined criteria.  Parkway may continue to make fee-simple acquisitions in markets outside of the target markets, acquire properties within the target markets that do not meet the fund’s specific criteria or sell any currently owned properties.  At December 31, 2008, there have been no acquisitions of assets on behalf of Texas Teachers Fund II.

        Minority interest in real estate partnerships represents the other partners’ proportionate share of equity in the partnerships discussed above at December 31, 2008.  Income is allocated to minority interest based on the weighted average percentage ownership during the year.

Revenue Recognition

       Revenue from real estate rentals is recognized on a straight-line basis over the terms of the respective leases.  The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as straight line rent receivable on the accompanying balance sheets.  The straight line rent adjustment increased revenue by $3.8 million, $3.2 million and $5.2 million in 2008, 2007 and 2006, respectively.

       When the Company is the owner of the tenant improvements, the leased space is ready for its intended use when the tenant improvements are substantially completed. In limited instances, when the tenant is the owner of the tenant improvements, straight-line rent is recognized when the tenant takes possession of the unimproved space.

       The leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses.  Property operating cost recoveries from customers (“expense reimbursements”) are recognized as revenue in the period in which the expenses are incurred.  The computation of expense reimbursements is dependent on the provisions of individual customer leases.  Most customers make monthly fixed payments of estimated expense reimbursements.  The Company makes adjustments, positive or negative, to expense reimbursement income quarterly to adjust the recorded amounts to the Company’s best estimate of the final property operating costs based on the most recent quarterly budget.  After the end of the calendar year, the Company computes each customer’s final expense reimbursements and issues a bill or credit for the difference between the actual amount and the amounts billed monthly during the year.  These differences are recorded to expense reimbursement income in the period the final bills are prepared, usually beginning in February and completed by May in the subsequent fiscal year.  The net amounts of any such adjustments were not material for the years ended December 31, 2008, 2007 and 2006.

       Management company income represents market-based fees earned from providing management, construction, leasing, brokerage and acquisition services to third parties. Management fee income is computed and recorded monthly in accordance with the terms set forth in the stand alone management service agreements. Leasing and brokerage commissions are recognized pursuant to the terms of the stand alone agreements at the time underlying leases are signed, which is the point at which the earnings process is complete and collection of the fees is reasonably assured. Fees relating to the purchase or sale of property are recognized when the earnings process is complete and collection of the fees is reasonably assured, which usually occurs at closing. All fees on Company-owned properties and consolidated joint ventures are eliminated in consolidation.  The Company recognizes its share of fees earned from unconsolidated joint ventures in management company income.

Amortization

       Debt origination costs are deferred and amortized using a method that approximates the effective interest method over the term of the loan.  Leasing costs are deferred and amortized using the straight-line method over the term of the respective lease.

Early Extinguishment of Debt

       When outstanding debt is extinguished, the Company records any prepayment premium and unamortized loan costs to interest expense.

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

Share-Based Compensation

       Effective January 1, 2003, the stockholders of the Company approved Parkway’s 2003 Equity Incentive Plan (the “2003 Plan”) that authorized the grant of up to 200,000 equity-based awards to employees of the Company.  At present, it is Parkway’s intention to grant restricted shares and/or deferred incentive share units instead of stock options.  Restricted shares and deferred incentive share units are valued based on the New York Stock Exchange closing market price of Parkway common shares (NYSE ticker symbol, PKY) as of the date of grant.

       Compensation expense, including estimated forfeitures, is recognized over the expected vesting period, which is four to seven years from grant date for restricted shares subject to service conditions and four years from grant date for deferred incentive share units.  Certain restricted shares have been granted to officers of the Company where vesting is contingent upon achieving the cumulative goals of the GEAR UP Plan, which began January 1, 2006 and ends December 31, 2008.  For 2008, the Company recognized $1.4 million in compensation expense as a result of the goals of the GEAR UP Plan being achieved.

       Restricted shares and deferred incentive share units are forfeited if an employee leaves the Company before the vesting date.  Shares and/or units that are forfeited become available for future grant under the 2003 Plan.

Income Taxes

       Effective January 1, 1997, the Company elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended.  The Company completed its reorganization into the UPREIT (“Umbrella Partnership REIT”) structure effective January 1, 1998. The Company anticipates that the UPREIT structure will enable it to pursue additional investment opportunities by having the ability to offer tax-advantaged operating partnership units to property owners in exchange for properties.

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

The computation of diluted EPS is as follows:

	Year Ended December 31
	2008	2007	2006
	(in thousands, except per share data)
Numerator:
Basic and diluted net income
available to common stockholders	$ 4,474	$14,892	$19,109
Denominator:
Basic weighted average shares	15,023	15,482	14,306
Effect of employee stock options, deferred
incentive share units, restricted shares
and warrants	-	166	181
Diluted weighted average shares	15,023	15,648	14,487
Diluted earnings per share	$ 0.30	$ 0.95	$ 1.32

The computation of diluted EPS for 2008 did not include the effect of employee stock options, deferred incentive share units and restricted shares because their inclusion would have been anti-dilutive.  The computation of diluted EPS for 2006 did not assume the conversion of the 8.34% Series B cumulative convertible preferred stock because their inclusion would have been anti-dilutive.  At December 31, 2006, there were no shares of Series B preferred stock authorized and outstanding.

Reclassifications

       Certain reclassifications have been made in the 2007 and 2006 consolidated financial statements to conform to the 2008 classifications with no impact on previously reported net income or stockholders' equity.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  The provisions of SFAS No. 157, with the exception of nonfinancial assets and liabilities, were effective for financial statements issued for fiscal years beginning after November 15, 2007.  The FASB deferred for one year the Statement’s fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis.  These provisions will be effective for fiscal years beginning after November 15, 2008, and the Company is in the process of evaluating the impact that the adoption of these provisions will have on the Company’s overall financial position and results of operations.  The application of SFAS No. 157 had an immaterial impact on the Company’s overall financial position and results of operations upon adoption January 1, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).  SFAS No. 159 was effective for fiscal years beginning after November 15, 2007.  The Company did not elect the fair value option in regards to items not previously recorded at fair value.  Therefore, the January 1, 2008 adoption of SFAS No. 159 did not have a material impact on the financial position or results of operations of the Company.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which revised the previously issued SFAS No. 141 (SFAS No. 141).  SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141, but expands the scope to include all transactions and other events in which one entity obtains control over one or more other businesses.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  SFAS No. 141(R) requires that the acquisition related transaction costs be expensed as incurred.  SFAS No. 141(R) also includes new disclosure requirements.  The impact of SFAS No. 141(R) on the Company’s overall financial position and results of operation will be determined by the markets in which the Company invests.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R).  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The application of SFAS No. 160 will have an immaterial impact on the Company’s overall financial position and results of operations upon adoption January 1, 2009, as this will only impact the presentation of the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which is an amendment of FASB Statement No. 133. SFAS No. 161 requires all entities with derivative instruments to disclose information regarding how and why the entity uses derivative instruments and how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows. The Statement is effective prospectively for periods beginning on or after November 15, 2008.  The application of SFAS No. 161 will have an immaterial impact on the Company’s overall financial position and results of operations upon adoption January 1, 2009.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy).  SFAS No. 162 is effective November 15, 2008, which represents 60 days following the SEC’s September 2008 approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The application of SFAS No. 162 did not have a material impact on the Company’s overall financial position and results of operations.

Unaudited Statistical Information

The square feet and percentage leased statistics presented in Notes B, E and H are unaudited.

Note B - Investment in Office and Parking Properties

        Included in investment in office and parking properties at December 31, 2008 are 61 office and parking properties located in nine states with an aggregate of 12.6 million square feet of leasable space.  This excludes office properties in unconsolidated joint ventures, which are outlined in Note E – Investment in Unconsolidated Joint Ventures. The contract purchase price, excluding closing costs and other adjustments, of office properties acquired during the year ended December 31, 2008 is as follows:

Cost
Market Location	(in thousands)
Orlando, Florida	$ 55,000
Phoenix, Arizona	81,600
Chicago, Illinois	100,000
$236,600

        The Company’s acquisitions are accounted for by the purchase method.  The results of each acquired property are included in the Company’s results of operations from their respective purchase dates.

Summary of Acquisitions

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

        On January 31, 2008, Ohio PERS Fund I purchased Desert Ridge Corporate Center, a 293,000 square foot office project in Phoenix, Arizona for a purchase price of $81.6 million.  An additional $2.3 million is expected to be spent for closing costs, building improvements, leasing costs and tenant improvements during the first two years of ownership.  The purchase was funded with a $49.2 million first mortgage placement and with equity contributions from the partners.  Due to Ohio PERS Fund I’s $80.0 million limit on a single investment, Parkway’s effective ownership interest in this asset is 26.5%.

        On February 15, 2008, Ohio PERS Fund I purchased Citicorp Plaza, a 600,000 square foot office project in Chicago, Illinois for a purchase price of $100.0 million.  An additional $9.2 million is expected to be spent for closing costs, building improvements, leasing costs and tenant improvements during the first two years of ownership.  The purchase was funded with a $60.0 million first mortgage placement and with equity contributions from the partners.  Due to the Ohio PERS Fund I’s $80.0 million limit on a single investment, Parkway’s effective ownership interest in this asset is 40%.

        The total amount of purchase price allocated to intangible assets and (liabilities) and weighted average amortization period for each class of asset or liability is as follows for 2008 office property acquisitions (in thousands):

		Weighted
	Amount	Average Life
Lease in place value	$17,322	5
Above market leases	2,718	5
Above market ground lease	8,536	84
Below market leases	(1,521)	6

Summary of Dispositions

        During 2008, the Company sold three non-strategic office properties described below.  The Company received gross proceeds of $86.3 million and recorded gains on sale of $22.6 million.  The net proceeds from the sales were used to extinguish $18.1 million in first mortgage debt secured by Capitol Center and related prepayment expenses of $2.1 million and reduce amounts outstanding under its line of credit.  In accordance with GAAP, the gains on sale and all current and prior period income have been classified to discontinued operations.

•      On July 15, 2008, the Company sold Town Point Center, a 131,000 square foot office building in Norfolk, Virginia, to an unrelated third party for a gross sales price of $12.8 million.  Parkway recorded a gain on the sale of $1.6 million in 2008.

•      On August 18, 2008, the Company sold Wachovia Plaza, a 186,000 square foot office building in St. Petersburg, Florida, to an unrelated third party for a gross sales price of $26.0 million.  Parkway recorded a gain on the sale of $9.3 million in 2008.

•      On September 5, 2008, the Company sold Capitol Center, a 460,000 square foot office building in Columbia, South Carolina, to an unrelated third party for a gross sales price of $47.5 million.  Parkway recorded a gain on the sale of $11.7 million in 2008.

Dispositions – Subsequent Events

        On February 20, 2009, the Company sold Lynwood Plaza, an 82,000 square foot office property in Hampton Roads, Virginia to an unrelated third party for a gross sales price of $7.8 million.  During the fourth quarter of 2008, the Company recognized a non-cash impairment loss of approximately $1.1 million related to this property.  Additionally, the Company entered into a contract to sell the Atrium at Stoneridge in Columbia, South Carolina.  The gross sales price is estimated at $7.7 million with $125,000 in non-refundable earnest money.  In connection with the sale of the Atrium at Stoneridge, the Company expects to seller finance a $5.4 million note receivable that will bear interest at 6.75% per annum on an interest-only basis through maturity in 2014.  A non-cash impairment loss of $727,000 was recorded during the fourth quarter of 2008 on this asset.  The sale is subject to customary final closing requirements and due diligence documentation, with the sale expected to be completed in the first quarter of 2009, but there can be no assurance that the transaction will be completed.  These properties are not classified as held for sale on the Company’s balance sheet at December 31, 2008 as the Company did not view the sales as probable until the first quarter of 2009 when earnest money became non-refundable.

Hurricane Ike Impact

        The Company has 13 wholly-owned properties and one jointly-owned property totaling 2.3 million square feet in Houston, Texas, which sustained some property damage from Hurricane Ike on September 13, 2008.  The current estimate of damages for the 14 properties is between $6.5 million to $7.0 million.  The Company estimates that its insurance deductible related to these claims will be approximately $3.0 million to $3.5 million.  Approximately $377,000 is estimated to represent repair and clean up costs with the remainder representing capitalized costs.  The Company expects to record a net gain of approximately $1.1 million related to an involuntary conversion of the damaged assets.  The Company expects to record this gain in 2009 upon final settlement of the hurricane claim with its insurance carrier.

Contractual Obligations and Minimum Rental Receipts

       Obligations for tenant improvement allowances for leases in place and commitments for building improvements and development costs at December 31, 2008 are as follows (in thousands):

2009	$ 8,899
2010	-
2011	427
Total	$ 9,326

       Minimum future operating lease payments for various equipment leased at the office properties is as follows for operating leases in place at December 31, 2008 (in thousands):

2009	$ 314
2010	302
2011	130
2012	7
Total	$ 753

       The following is a schedule by year of future approximate minimum rental receipts under noncancelable leases for office buildings owned at December 31, 2008 (in thousands):

2009	$201,672
2010	179,568
2011	148,674
2012	109,699
2013	87,633
Thereafter	183,034
$910,280

The following is a schedule by year of future approximate minimum ground lease payments at December 31, 2008 (in thousands):

2009	$ 185
2010	185
2011	185
2012	185
2013	185
Thereafter	14,718
$ 15,643

        At December 31, 2008, Ohio PERS Fund I owned Desert Ridge Corporate Center in Phoenix, Arizona that is subject to a ground lease.  The lease has a remaining term of approximately 83 years with an expiration date of July 2092.  Payments through July 13, 2013 are based on a rental constant applied to a per acre value.  The rental constant is established for the duration of the ground lease and adjusts each five years.  Starting July 2013, the rental payment is the higher of the amount previously described, or .35% of the valuation of the improvements of the previous year.

Note C – Office Property Development

        On December 8, 2008, The Pinnacle at Jackson Place at Jackson Place (“The Pinnacle”) opened.  The Pinnacle is an 189,000 net rentable square foot Class A office building adjacent to the Company’s headquarters building in Jackson, Mississippi.  At December 31, 2008, the Company had incurred $45.7 million in total development costs related to the project.  The building is currently 82% leased and was the Company’s only development project.

Note D – Mortgage Loan

       The Company owns the B participation piece (the “B piece”) of a first mortgage secured by an 844,000 square foot office building in Dallas, Texas known as 2100 Ross for $6.9 million.  The B piece was originated by Wachovia Bank, N.A., a Wells Fargo Company, and has a face value of $10.0 million and a stated coupon rate of 6.065%.  Upon maturity in May 2012, the Company will receive a principal payment of $10.0 million, which produces a yield to maturity of 15.6%.  The balance of the mortgage loan was $7.5 million at December 31, 2008.

Note E - Investment in Unconsolidated Joint Ventures

       In addition to the 61 office and parking properties included in the consolidated financial statements, the Company is also invested in four unconsolidated joint ventures with unrelated investors.  These investments are accounted for using the equity method of accounting, as Parkway does not control any of these joint ventures.  Accordingly, the assets and liabilities of the joint ventures are not included on Parkway's consolidated balance sheets at December 31, 2008 and 2007.  Information relating to these unconsolidated joint ventures is detailed below (in thousands).

			Parkway’s	Square	Percentage
Joint Venture Entity	Property Name	Location	Ownership %	Feet	Leased
Wink-Parkway Partnership	Wink Building	New Orleans, LA	50.0%	32	100.0%
Parkway Joint Venture, LLC (“Jackson JV”)	UBS/River Oaks	Jackson, MS	20.0%	167	92.9%
RubiconPark I, LLC (“Rubicon JV”)	Lakewood/Falls Pointe	Atlanta, GA	20.0%	552	96.7%
	Carmel Crossing	Charlotte, NC
RubiconPark II, LLC (“Maitland JV”)	Maitland 200	Orlando, FL	20.0%	205	98.2%
				956	96.5%

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

       Parkway provides management, construction and leasing services for all of the unconsolidated joint ventures except for the Wink-Parkway Partnership, and receives market-based fees for these services.  The Company recognizes its share of fees earned from unconsolidated joint ventures in management company income.

       Balance sheet information for the unconsolidated joint ventures is summarized below at December 31, 2008 and December 31, 2007 (in thousands):

Balance Sheet Information
	December 31,2008
	Wink	Jackson	Rubicon	Maitland	Combined
	Partnership	JV	JV	JV	Total
Unconsolidated Joint Ventures (at 100%):
Real Estate, Net	$1,168	$15,918	$65,749	$28,828	$111,663
Other Assets	457	1,006	8,076	1,048	10,587
Total Assets	$1,625	$16,924	$73,825	$29,876	$122,250

Mortgage Debt	$67	$12,600	$52,000	$18,154	$82,821
Other Liabilities	39	700	1,573	628	2,940
Partners'/Shareholders' Equity	1,519	3,624	20,252	11,094	36,489
Total Liabilities and Partners’/Shareholders’ Equity	$1,625	$16,924	$73,825	$29,876	$122,250

Parkway’s Share of Unconsolidated Joint Ventures:
Real Estate, Net	$584	$3,184	$13,150	$5,766	$22,684
Mortgage Debt	$34	$2,520	$7,200	$-	$9,754
Investment in Joint Ventures	$760	$(310)	$5,484	$5,123	$11,057

December 31, 2007
Wink		Jackson	Rubicon	Maitland	Combined
Partnership		JV	JV	JV	Total
Unconsolidated Joint Ventures (at 100%):
Real Estate, Net	$1,191	$15,945	$66,914	$29,341	$113,391
Other Assets	282	1,444	7,117	1,109	9,952
Total Assets	$1,473	$17,389	$74,031	$30,450	$123,343

Mortgage Debt	$176	$12,600	$52,000	$18,617	$83,393
Other Liabilities	23	728	1,580	686	3,017
Partners'/Shareholders' Equity	1,274	4,061	20,451	11,147	36,933
Total Liabilities and Partners'/Shareholders' Equity	$1,473	$17,389	$74,031	$30,450	$123,343

Parkway’s Share of Unconsolidated Joint Ventures:
Real Estate, Net	$595	$3,189	$13,383	$5,868	$23,035
Mortgage Debt	$88	$2,520	$7,200	$-	$9,808
Net Investment in Joint Ventures	$637	$(244)	$5,433	$5,410	$11,236

       Income statement information for the unconsolidated joint ventures is summarized below for the years ended December 31, 2008 and 2007 (in thousands):

Results of Operations
	Year Ended December 31, 2008
	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	JV (1)	Partnership	JV	JV	JV	Total

Unconsolidated Joint Ventures (at 100%):
Revenues	$109	$382	$2,749	$9,546	$4,584	$17,370
Operating Expenses	(2)	(100)	(1,363)	(3,912)	(1,648)	(7,025)
Net Operating Income	107	282	1,386	5,634	2,936	10,345
Interest Expense	-	(11)	(736)	(2,572)	(806)	(4,125)
Loan Cost Amortization	-	(3)	(3)	(62)	(15)	(83)
Depreciation and Amortization	-	(23)	(660)	(2,160)	(873)	(3,716)
Net Income (Loss)	$107	$245	$(13)	$840	$1,242	$2,421
Parkway’s Share of Unconsolidated Joint Ventures:
Net Income (Loss)	$32	$122	$(4)	$331	$413	$894
Depreciation and Amortization	$-	$12	$132	$432	$174	$750
Property Management Fees	$-	$-	$208	$405	$169	$782
Incentive Fee	$5	$-	$-	$-	$-	$5
Interest Expense	$-	$6	$147	$356	$-	$509
Loan Cost Amortization	$-	$1	$1	$9	$-	$11
Other Supplemental Information:
Distributions from Unconsolidated
Joint Ventures	$38	$-	$62	$280	$700	$1,080

Results of Operations
	Year Ended December 31, 2007
	Viad	Wink	Jackson	Rubicon	Maitland	Combined
	JV (1)	Partnership	JV	JV	JV	Total

Unconsolidated Joint Ventures (at 100%):
Revenues	$-	$373	$2,875	$10,228	$4,363	$17,839
Operating Expenses	(38)	(93)	(1,274)	(3,856)	(1,662)	(6,923)
Net Operating Income (Loss)	(38)	280	1,601	6,372	2,701	10,916
Interest Expense	-	(22)	(736)	(2,565)	(825)	(4,148)
Loan Cost Amortization	-	(3)	(3)	(63)	(15)	(84)
Depreciation and Amortization	-	(23)	(865)	(2,017)	(720)	(3,625)
Income (Loss) Before Gain on Sale of Real Estate	(38)	232	(3)	1,727	1,141	3,059
Gain on Sale of Real Estate	166	-	-	-	-	166
Net Income (Loss)	$128	$232	$(3)	$1,727	$1,141	$3,225
Parkway’s Share of Unconsolidated Joint Ventures:
Income (Loss) Before Gain on Sale of Real Estate	$(12)	$117	$-	$507	$396	$1,008
Gain on Sale of Real Estate	50	-	-	-	-	50
Net Income	$38	$117	$-	$507	$396	$1,058
Depreciation and Amortization	$-	$12	$173	$403	$144	$732
Property Management Fees	$-	$-	$137	$348	$168	$653
Promote Fee	$27	$-	$-	$-	$-	$27
Interest Expense	$-	$12	$147	$354	$-	$513
Loan Cost Amortization	$-	$2	$-	$8	$-	$10
Other Supplemental Information:
Distributions from Unconsolidated
Joint Ventures	$89	$20	$92	$750	$174	$1,125

(1)     Phoenix OfficeInvest, LLC (the “Viad JV”) was a joint venture that owned Viad Corporate Center, an office property in Phoenix, Arizona, and a venture in which Parkway owned a 30% interest.  On June 23, 2006, the venture sold Viad Corporate Center.  Parkway received net proceeds of $15.4 million and recognized a gain of $13.6 million from the sale in 2006.

       In most cases the Company’s share of debt related to its unconsolidated joint ventures is the same as its ownership percentage in the venture.  However, in the case of the Rubicon Joint Venture and Maitland Joint Venture, the Company’s share of debt is disproportionate to its ownership percentage.  The disproportionate debt structure was created to meet the Company’s partner’s financing criteria.  In the Rubicon Joint Venture, Parkway owns a 20% interest in the venture but assumed 13.85% of the debt.  In the Maitland Joint Venture, the Company owns a 20% interest in the venture and assumed none of the debt. The terms related to Parkway's share of unconsolidated joint venture mortgage debt are summarized below for December 31, 2008 and 2007 (in thousands):

Parkway’s Share of Unconsolidated Joint Ventures’ Debt
				Parkway’s	Monthly	Loan	Loan
	Type of			Share	Debt	Balance	Balance
Description	Debt Service	Interest Rate	Maturity	of Debt	Service	12/31/08	12/31/07
Wink Partnership	Amortizing	8.625%	07/01/09	50.00%	$ 5	$ 34	$ 88
Maitland JV	Interest Only	4.390%	06/01/11	0.00%	-	-	-
Rubicon JV	Interest Only	4.865%	01/01/12	13.85%	30	7,200	7,200
Jackson JV	Interest Only	5.840%	07/01/15	20.00%	12	2,520	2,520
					$ 47	$ 9,754	$ 9,808

Weighted Average Interest Rate at End of Year						5.130%	5.149%

       Parkway's share of the scheduled principal payments on mortgage debt for the unconsolidated joint ventures for each of the next five years and thereafter through maturity at December 31, 2008 are as follows (in thousands) (unaudited):

	Wink	Maitland	Rubicon	Jackson
Schedule of Mortgage Maturities by Year:	Partnership	JV	JV	JV	Total
2009	$ 34	$ -	$ 100	$ 13	$ 147
2010	-	-	114	32	146
2011	-	-	119	35	154
2012	-	-	6,867	37	6,904
2013	-	-	-	39	39
Thereafter	-	-	-	2,364	2,364
	$ 34	$ -	$ 7,200	$ 2,520	$ 9,754

Note F – Land Available for Sale

       At December 31, 2008, Parkway’s investment in land available for sale consisted of 12 acres of land in New Orleans, Louisiana with a book value of $750,000 or .04% of total assets.  In 2008, the Company recorded an impairment loss of $717,000 on the land.  The loss was computed based on market research and comparable sales in the area.

Note G - Notes Payable

Notes Payable to Banks

       At December 31, 2008, the Company had a total of $185.9 million outstanding under the following lines of credit (collectively, the “Company’s line of credit”) (in thousands):

				Outstanding
Line of Credit	Lender	Interest Rate	Maturity	Balance
$15.0 Million Unsecured Line of Credit (1)	PNC Bank	2.4%	04/27/11	$ 7,940
$236.0 Million Unsecured Line of Credit (2)	Wells Fargo	2.1%	04/27/11	118,000
$60.0 Million Unsecured Term Loan (3)	Wells Fargo	5.6%	04/27/11	60,000
		3.3%		$ 185,940

(1)     The interest rate on the $15.0 million unsecured line of credit with PNC Bank is currently LIBOR plus 200 basis points.  On December 23, 2008, the Company renewed and extended this line to April 2011.  The Company paid an up-front fee of $52,500 and will pay fees on the unused portion of the line of 25 basis points.

(2)     The $236.0 million unsecured line of credit is led by Wells Fargo and syndicated to eight other banks.  The interest rate on the line of credit interest rate is currently LIBOR plus 130 basis points or the Prime interest rate plus 25 basis points.  At December 31, 2008, all amounts outstanding under the line of credit with interest rates not fixed by an interest rate swap agreement are borrowed against the LIBOR plus 130 basis points.  The Company pays an annual administration fee of $35,000 and fees on the unused portion of the revolver ranging between 12.5 and 20 basis points based upon overall Company leverage, with the rate set at 20 basis points at December 31, 2008.  On October 29, 2008, the Company exercised its right to extend this line to April 2011.  The Company paid a one-time extension fee of $354,000 that will be amortized over the term of the line of credit.

(3)     The $60.0 million unsecured term loan is led by Wells Fargo and syndicated to eight other banks.  The interest rate on the term loan represents the weighted average interest rate of two interest rate swaps that expired December 31, 2008.  Excluding the interest rate swaps, the interest rate on the term loan is LIBOR plus 130 basis points.

On May 7, 2008, the Company entered into an interest rate swap agreement with Regions Bank for a $100.0 million notional amount that fixes the 30-day LIBOR interest rate at 3.635, which equates to a total interest rate of 4.935%, for the period January 1, 2009, through March 31, 2011. The swap agreement serves as a hedge of the variable interest rates on a portion of the borrowings under the Company’s $311.0 million line of credit.

        The Company’s $311.0 million unsecured credit facility requires compliance with a number of restrictive financial covenants, including tangible net worth, fixed charge coverage ratio, unencumbered interest coverage ratio, total debt to total asset ratio, secured debt to total asset value ratio, secured recourse debt to total asset value ratio and unencumbered pool restrictions.  At December 31, 2008 the Company was in compliance with these financial covenants.

        To protect against the potential for rapidly rising interest rates, the Company entered into interest rate swap agreements in 2008 and prior years.  The Company designated the swaps as cash flow hedges of the variable interest rates on the Company’s borrowings under the Wells Fargo unsecured revolving credit facility and a portion of the debt secured by the Pinnacle at Jackson Place.  These swaps are considered to be fully effective and changes in the fair value of the swaps are recognized in accumulated other comprehensive income.  The Company's interest rate hedge contracts at December 31, 2008 and 2007 are summarized as follows (in thousands):

					Fair
					Market Value
					Asset/(Liability)
Type of	Notional	Maturity		Fixed	December 31
Hedge	Amount	Date	Reference Rate	Rate	2008	2007
Swap	$50,000	06/30/08	1 - Month LIBOR	4.380%	$ -	$ 15
Swap	$30,000	08/31/08	1 - Month LIBOR	4.924%	-	(133)
Swap	$40,000	12/31/08	1 - Month LIBOR	4.360%	-	(192)
Swap	$20,000	12/31/08	1 - Month LIBOR	4.245%	-	(48)
Swap	$100,000	03/31/11	1 - Month LIBOR	4.935%	(5,262)	-
Swap	$23,500	12/01/14	1 - Month LIBOR	5.800%	(2,466)	-
					$ (7,728)	$ (358)

Mortgage Notes Payable

       A summary of mortgage notes payable at December 31, 2008 and 2007 is as follows (in thousands):

					Net Book
					Value	Note Balance
	Variable Rate	Fixed	Monthly	Maturity	of	December 31
Office Property	12/31/08	Rate	Payment	Date	Collateral	2008	2007
Wholly-Owned
Capital City Plaza (1)	-	-	$ -	09/01/08	$ -	$ -	$ 42,196
John Hancock Facility (3 properties) (2)	-	4.830%	138	03/01/09	29,485	21,866	22,450
John Hancock Facility (3 properties)	-	5.270%	112	05/01/10	21,404	17,779	18,190
Capital City Plaza (Refinance) (1)	3.570%	-	182	05/01/10	56,612	60,000	-
Capitol Center (3)	-	8.180%	-	09/01/10	-	-	18,465
One Jackson Place	-	7.850%	152	10/10/10	14,444	9,635	10,661
Squaw Peak	-	4.920%	261	12/01/10	39,340	33,917	35,339
Forum I	-	5.250%	91	06/01/11	17,561	11,246	11,731
Wells Fargo	-	4.390%	53	07/01/11	11,756	9,112	9,345
233 N. Michigan	-	4.940%	763	07/11/11	149,495	95,978	100,279
400 North Belt (4)	-	8.250%	-	08/01/11	-	-	2,431
Woodbranch (4)	-	8.250%	-	08/01/11	-	-	1,170
Bank of America Plaza	-	7.100%	146	05/10/12	32,224	17,957	18,414
One Park 10 Plaza	-	7.100%	64	06/01/12	6,145	8,850	8,974
Teachers Insurance and	-
Annuity Association (5 properties)	-	6.210%	565	01/01/16	100,487	81,403	83,074
111 East Wacker, LLC	-	6.290%	804	07/11/16	172,765	148,500	148,500
Morgan Keegan Tower	-	7.620%	163	10/01/19	28,621	14,432	15,258
Pinnacle at Jackson Place – Subordinate NMTC Loan (5)	-	3.000%	15	12/27/47	-	6,000	-
Pinnacle at Jackson Place – Sr NMTC Loan (5)	2.361%	-	46	12/27/47	44,259	23,501	-
Total Wholly-Owned			3,555		724,598	560,176	546,478

Consolidated Joint Ventures
Moore Building Associates LP	-	7.895%	124	06/01/10	18,756	11,456	12,006
Parkway Properties Office Fund, LP:
Renaissance Center	-	5.469%	97	06/01/12	33,741	16,545	16,797
Maitland 100	-	4.920%	36	10/07/12	13,173	8,820	8,820
555 Winderley Place	-	4.920%	34	10/07/12	11,387	8,340	8,340
1401 Enclave	-	5.760%	134	07/10/15	40,997	28,000	28,000
100 Ashford Center/Peachtree Ridge	-	5.606%	151	01/08/16	44,399	31,044	31,060
Gateway Center	-	5.920%	163	02/10/16	50,655	33,000	-
Desert Ridge Corporate Center	-	5.770%	237	02/10/16	62,710	49,200	-
Citicorp Plaza	-	5.530%	277	03/10/16	86,109	60,000	-
BellSouth Building/Centurion Centre	-	5.900%	71	06/10/16	20,381	14,400	14,400
Chatham Centre	-	5.560%	79	01/10/17	24,881	17,100	17,100
Overlook II	-	5.610%	152	03/01/17	39,076	31,500	31,500
Total Consolidated Joint Ventures			1,555		446,265	309,405	168,023

Total Secured Debt			$5,110		$1,170,863	$869,581	$714,501

(1)   On May 2, 2008, the Company completed a $60.0 million recourse mortgage loan related to the refinance of a $41.4 million mortgage that was scheduled to mature in September 2008.  The loan is secured by the Company’s Capital City Plaza building in Atlanta, Georgia.  The interest rate on the loan is a variable rate based on LIBOR plus 165 basis points.  The loan has a two-year term, with a one-year extension option at the Company’s discretion.  The Company recorded a gain on the prepayment of approximately $388,000 associated with the write off of the debt premium in 2008.

(2)   On February 27, 2009, the Company paid off the mortgage note payable secured by the 1717 St. James, 5300 Memorial and Town and Country office buildings in Houston, Texas, with a total principal balance of $21.8 million with advances under the Company’s line of credit.  The mortgage had an interest rate of 4.83% and was scheduled to mature March 1, 2009.

(3)   In connection with the sale of Capital Center on September 5, 2008, the Company extinguished the $18.1 million in first mortgage debt secured by the property and recorded debt prepayment expenses of $2.1 million as a component of interest expense within discontinued operations in the third quarter of 2008.  The mortgage had an interest rate of 8.18% and was previously scheduled to mature on September 1, 2010.

(4)   On February 1, 2008, the Company paid off the mortgage notes payable secured by the 400 North Belt and Woodbranch buildings in Houston, Texas, with a total principal balance of $3.5 million with advances under the Company’s line of credit.  The mortgages had an interest rate of 8.25% and were scheduled to mature on August 1, 2011.  The Company recognized a total of $401,000 in expense associated with the prepayment of these mortgages.

(5)   The New Markets Tax Credit loans have a stated maturity of December 27, 2047, but contain an early repayment option whereby the lender may call the loans in December 2014.  In the event the lender exercises this option, the outstanding principal balance of the loans will be reduced by $3.0 million.  Additionally, the loans provide for a full interest guaranty by the Company during the term of the loan.  On April 4, 2008, the Company entered into an interest rate swap agreement with US Bank for a $23.5 million notional amount that fixes the 30-day LIBOR interest rate at 4.05%, which equates to a total current interest rate of 5.8%, for the period January 1, 2009, through December 1, 2014. The swap agreement serves as a hedge of the variable interest rates on the borrowings under the Pinnacle at Jackson Place Senior New Market Tax Credits mortgage loan.  The weighted average interest rate for the total New Markets Tax Credits loans is 5.2%.

       The aggregate annual maturities of mortgage notes payable at December 31, 2008 are as follows (in thousands):

	Total		Recurring
	Mortgage	Balloon	Principal
	Maturities	Payments	Amortization
2009	$35,299	$21,766	$13,533
2010	139,794	126,411	13,383
2011	112,753	102,694	10,059
2012	65,070	56,738	8,332
2013	8,434	-	8,434
Thereafter	508,231	469,095	39,136
	$869,581	$776,704	$92,877

        On February 27, 2009, the Company paid its only 2009 debt maturity in the amount of $21.8 million utilizing its line of credit.  The Company has $126.4 million in maturing debt in 2010.  Included in the 2010 debt maturities is the Capital City Plaza mortgage in the amount of $60.0 million that has a one-year extension option at the Company’s discretion.  Assuming that the extension option is exercised, the Company’s total maturities for 2010 would be $66.4 million, and its existing line of credit capacity could be utilized to pay the debt maturities.

Note H - Discontinued Operations

        All current and prior period income from the following office property dispositions are included in discontinued operations for the years ended December 31, 2008, 2007 and 2006 (in thousands).

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

       The Company made a decision to sell the above assets because the properties are smaller assets or located in smaller markets that do not fit with the Company’s strategy of owning larger assets in institutional markets.

       The amount of revenue and expense for these six office properties reported in discontinued operations for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands):

	Year Ended December 31
	2008	2007	2006
Revenues
Revenue from office and parking properties	$9,049	$13,440	$15,161
	9,049	13,440	15,161
Expenses
Office and parking properties:
Operating expense	4,803	6,218	7,946
Interest expense	3,168	1,553	1,588
Depreciation and amortization	1,873	3,196	3,630
	9,844	10,967	13,164
Income (loss) from discontinued operations	(795)	2,473	1,997
Gain on sale of real estate from discontinued operations	22,588	-	5,083
Total discontinued operations	$21,793	$2,473	$7,080

Note I - Income Taxes

       The Company elected to be taxed as a REIT under the Internal Revenue Code, commencing with its taxable year ended December 31, 1997.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its stockholders.  It is management's current intention to adhere to these requirements and maintain the Company's REIT status, and the Company was in compliance with all REIT requirements at December 31, 2008.  As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes currently to its stockholders.  If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes.

       In January 1998, the Company completed its reorganization into an UPREIT structure under which substantially all of the Company's real estate assets are owned by an operating partnership, Parkway Properties LP.  Presently, substantially all interests in the Operating Partnership are owned by the Company and a wholly-owned subsidiary.

       At December 31, 2008, the Company had net operating loss ("NOL") carryforwards for federal income tax purposes of $3.8 million which expire at various dates beginning in 2009 through 2018. The utilization of these NOLs can cause the Company to incur a small alternative minimum tax liability.

       The Company's income differs for income tax and financial reporting purposes principally because real estate owned has a different basis for tax and financial reporting purposes, producing different gains upon disposition and different amounts of annual depreciation.  The following reconciles GAAP net income to taxable income for the years ending December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
	Estimate	Actual	Actual
GAAP net income from REIT operations (1)	$ 9,274	$19,692	$25,682
GAAP to tax adjustments:
Depreciation and amortization	19,968	19,489	13,623
Gains and losses from capital transactions	342	(2,104)	4,283
Share-based compensation expense	2,276	1,521	863
Stock options exercised	(88)	(2,096)	(1,615)
Deferred compensation distributions	(1,143)	(712)	(466)
Amortization of mortgage loan discount	(519)	(103)	-
Other differences	(203)	(40)	182
Taxable income before adjustments	29,907	35,647	42,552
Less: NOL carryforward	-	-	-
Adjusted taxable income subject to 90% dividend requirement	$29,907	$35,647	$42,552

(1)  GAAP net income from REIT operations is net of amounts attributable to minority interest.

       The following reconciles cash dividends paid with the dividends paid deduction for the years ending December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
	Estimate	Actual	Actual
Cash distributions paid	$38,978	$44,849	$44,009
Less: Dividends on deferred compensation plan shares	(194)	(276)	(303)
Less: Dividends absorbed by current earnings and profits	(3,780)	(5,970)	(1,154)
Less: Return of capital	(5,097)	(2,956)	-
Dividends paid deduction	$29,907	$35,647	$42,552

       The following characterizes distributions paid per common share for the years ending December 31, 2008, 2007 and 2006:

	2008		2007		2006
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$0.844	37.1%	$1.38	53.1%	$0.99	38.1%
Post May 5, 2003 capital gain	0.197	8.7%	0.38	14.6%	1.17	45.0%
Unrecaptured Section 1250 gain	0.893	39.2%	0.65	25.0%	0.44	16.9%
Return of capital	0.341	15.0%	0.19	7.3%	-	-
	$2.275	100.0%	$2.60	100.0%	$2.60	100.0%

Note J - Stock Option and Long-Term Compensation Plans

       Effective January 1, 2003, the stockholders of the Company approved the 2003 Plan that authorized the grant of up to 200,000 equity-based awards to employees of the Company.  At present, it is Parkway’s intention to grant restricted shares and/or deferred incentive share units instead of stock options to employees of the Company, although the 2003 Plan authorizes various forms of incentive awards, including options.  On each July 1 beginning with July, 2004, the number of shares available under the plan will increase automatically by .25% of the number of shares of common stock outstanding on that date (increase of 38,225 and 39,750 shares in 2008 and 2007, respectively), provided that the number of shares available for grant under this plan and the 2001 Directors’ Plan shall not exceed 11.5% of the shares outstanding (less the restricted shares issued and outstanding) plus shares issuable on the conversion of outstanding convertible debt and equity securities or the exercise of warrants or other rights to purchase common shares.  The 2003 Plan has a ten-year term.

      During the year ended December 31, 2008, the Board of Directors approved the grant of 38,017 restricted shares to officers of the Company.  The shares are valued at $1.2 million and 36,975 shares will vest four years from grant date and 1,042 shares vested on December 31, 2008 upon the Company’s achievement of the goals of the GEAR UP Plan.

        At December 31, 2008, a total of 220,641 shares of restricted stock have been granted to officers of the Company.  The shares are valued at $8.7 million, which equates to an average price per share of $39.49, with 99,000 shares vesting seven years from the grant date and 91,225 shares vesting four years from grant date.  The remaining 30,416 shares vested on December 31, 2008, upon achievement of the goals of the GEAR UP Plan.  The value, including estimated forfeitures, of restricted shares that vest based on service conditions will be amortized to compensation expense ratably over the vesting period for each grant of stock.  The value of restricted shares that vested upon achievement of the GEAR UP Plan goals were recognized as expense in 2008, once the Company determined that it was probable that the goal would be achieved.  The portion of compensation expense recognized in 2008 relating to vesting of GEAR UP performance-based restricted shares was $1.4 million.  At December 31, 2008, a total of 22,805 deferred incentive share units have been granted to employees of the Company.  The deferred incentive share units are valued at $858,000, which equates to an average price per share of $37.62, and the units vest four years from grant date.  Total compensation expense related to the restricted stock and deferred incentive units of $2.3 million, $1.5 million and $863,000 was recognized in 2008, 2007 and 2006, respectively.  Total compensation expense related to nonvested awards subject to service conditions not yet recognized was $3.1 million at December 31, 2008.  The weighted average period over which this expense is expected to be recognized is approximately 2.2 years.

        On February 3, 2009, the Board of Directors approved the grant of 120,000 restricted shares to officers of the Company.  The shares are valued at $1.9 million and will vest subject to certain performance-based goals in 2009 at a rate of 30,000 shares per year over the four years following the grant date.

       A summary of the Company’s restricted stock and deferred incentive share unit activity under the 2003 Equity Incentive Plan is as follows:

		Weighted	Deferred	Weighted
	Restricted	Average	Incentive	Average
	Shares	Price	Share Units	Price
Outstanding at December 31, 2005	124,000	$36.16	13,828	$45.38
Granted	67,500	43.03	8,255	47.78
Forfeited	(3,000)	37.11	(3,277)	45.98
Outstanding at December 31, 2006	188,500	38.60	18,806	46.33
Granted	35,874	52.36	9,800	45.09
Vested	-	-	(2,285)	44.84
Forfeited	(3,375)	46.14	(4,486)	46.15
Outstanding at December 31, 2007	220,999	40.72	21,835	45.96
Granted	38,017	32.39	6,385	15.69
Vested	-	-	(1,815)	46.72
Forfeited	(38,375)	39.54	(3,600)	44.73
Outstanding at December 31, 2008	220,641	$39.49	22,805	$37.62

       A summary of the Company's stock option activity and related information is as follows:

	1994 Stock		1991 Directors		2001 Directors
	Option Plan		Stock Option Plan		Stock Option Plan
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price
Outstanding at December 31, 2005	300,675	$ 30.72	35,250	$ 29.95	45,300	$ 37.31
Exercised	(104,865)	30.01	(2,250)	16.00	(6,000)	37.54
Forfeited	(4,339)	35.91	-	-	-	-
Outstanding at December 31, 2006	191,471	30.99	33,000	30.90	39,300	37.28
Exercised	(69,856)	30.31	(19,500)	30.76	(9,000)	35.26
Outstanding at December 31, 2007	121,615	31.38	13,500	31.10	30,300	37.88
Exercised	(25,436)	31.15	-	-	-	-
Forfeited	(500)	33.65	(7,500)	29.94	(8,800)	35.24
Outstanding at December 31, 2008	95,679	$ 31.43	6,000	$ 32.56	21,500	$ 38.96
Vested and Exercisable at December 31, 2008	95,679	$ 31.43	6,000	$ 32.56	21,500	$ 38.96

       The total intrinsic value of stock options exercised for the year ended December 31, 2008, 2007, and 2006 was $22,000, $1.7 million and $1.7 million, respectively.

       Following is a summary of the status of options outstanding at December 31, 2008:

	Outstanding and Exercisable Options
		Weighted
		Average	Weighted	Aggregate
		Remaining	Average	Intrinsic
		Contractual	Exercise	Value
Exercise Price Range	Number	Life	Price	(in thousands)
1994 Stock Option Plan
$26.18 - $31.42	59,300	1.3 years	$29.96	$ 122
$31.43 - $36.65	36,379	2.6 years	33.82	-
	95,679	1.8 years	$31.43	$ 122
1991 Directors Stock Option Plan
$26.18 - $31.42	3,000	1.4 years	$31.13	$ 3
$31.43 - $36.65	3,000	0.4 years	34.00	-
	6,000	0.9 years	$32.56	$ 3
2001 Directors Stock Option Plan
$26.18 - $31.42	3,000	2.4 years	$30.70	$ 4
$31.43 - $36.65	3,000	3.4 years	36.12	-
$36.66 - $41.89	9,000	4.4 years	38.95	-
$41.90 - $47.12	6,500	4.8 years	44.10	-
	21,500	4.1 years	$38.96	$ 4

Defined Contribution Plan

        Parkway maintains a 401(k) plan for its employees.  The Company makes matching contributions of 50% of the employee’s contribution (limited to 10% of compensation as defined by the plan) and may also make annual discretionary contributions.  The Company’s total expense for this plan was $952,000, $1.1 million and $625,000 for the years ending December 31, 2008, 2007 and 2006, respectively.

Note K – Commitments and Contingencies

Legal Matters

       Parkway is subject to various legal proceedings and claims that arise in the ordinary course of business.  These matters are generally covered by insurance.  The Company believes that the final outcome of such matters will not have a material effect on our financial statements.

Commitments

       Parkway has an investment in Moore Building Associates LP (“MBALP”) established for the purpose of owning a commercial office building (the Toyota Center in Memphis, Tennessee).  Parkway has a 75% ownership interest in MBALP and acts as the managing general partner of this partnership.  In acting as the general partner, the Company is committed to providing additional funding to meet partnership operating deficits up to an aggregate of $1.0 million.

Note L – Other Matters

Supplemental Profit and Loss Information

     Included in operating expenses are taxes, principally property taxes, of $39.7 million, $32.8 million and $27.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Supplemental Cash Flow Information and Schedule of Non-Cash Investing and Financing Activity

	Year Ended December 31
	2008	2007	2006
	(In thousands)
Supplemental cash flow information:
Interest paid, net of amount capitalized	$60,919	$52,779	$42,807
Supplemental schedule of non-cash investing
and financing activity:
Mortgages assumed in purchases	-	-	47,795
Restricted shares and deferred incentive
share units issued (forfeited)	(201)	1,954	1,585
Shares issued in lieu of Directors' fees	140	251	170
Capital lease obligation	-	4,040	-

Rents Receivable and Other Assets

	December 31
	2008	2007
	(In thousands)

Rents receivable	$ 3,858	$ 4,124
Allowance for doubtful accounts	(1,122)	(1,004)
Straight line rent receivable	25,277	20,976
Other receivables	13,629	6,800
Lease costs (net of accumulated amortization of
$32,746 and $27,030, respectively)	37,680	34,233
Loan costs (net of accumulated amortization of
$4,607 and $3,653, respectively)	5,690	5,309
Escrow and other deposits	29,597	39,014
Prepaid items	1,479	7,089
Other assets	2,424	2,916
	$118,512	$119,457

Intangible Assets

       The following table reflects the portion of the purchase price of office properties allocated to intangible assets in accordance with SFAS No. 141, as discussed in “Note A”.  The portion of purchase price allocated to below market lease value and the related accumulated amortization is reflected in the Schedule of Accounts Payable and Other Liabilities within this note.

	December 31
	2008	2007
	(In thousands)

Lease in place value	$89,364	$77,648
Accumulated amortization	(28,172)	(18,344)
Above market lease value	32,983	23,208
Accumulated amortization	(14,715)	(11,793)
	$79,460	$70,719

Accounts Payable and Other Liabilities

	December 31
	2008	2007
	(In thousands)
Office property payables:
Accrued expenses and accounts payable	$26,401	$28,115
Accrued property taxes	29,447	25,444
Security deposits	4,492	4,270
Below market lease value	24,093	19,878
Accumulated amortization – below market
lease value	(11,906)	(7,792)
Capital lease obligations	3,834	4,100
Corporate payables	11,474	2,642
Deferred compensation plan liability	4,067	5,237
Dividends payable	1,200	1,200
Accrued payroll	2,395	2,291
Interest payable	3,365	3,111
	$98,862	$88,496

Preferred Stock

        In June 2003, the Company sold 2.4 million shares of 8.0% Series D Cumulative Redeemable Preferred Stock with net proceeds to the Company of approximately $58.0 million.  The Series D Preferred Stock has a $25 liquidation value per share and will be redeemable at the option of the Company on or after June 27, 2008.  The preferred stock has no stated maturity, sinking fund or mandatory redemption and is not convertible into any other securities of the Company.

        The Company declared dividends of $2.00 per share for the Series D Preferred stock for each of the three years 2008, 2007 and 2006.

        The Company’s shares of Series D preferred stock are listed on the New York Stock Exchange and trade under the symbol “PKY PrD”.

Note M - Fair Values of Financial Instruments

 Cash and cash equivalents

       The carrying amounts for cash and cash equivalents approximated fair value at December 31, 2008 and 2007.

Mortgage notes payable

       The fair value of the mortgage notes payable are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.  The aggregate fair value of the mortgage notes payable at December 31, 2008 was $778.9 million as compared to its carrying amount of $869.6 million.  The aggregate fair value of the mortgage notes payable at December 31, 2007 was $714.6 million as compared to its carrying amount of $714.5 million.

Interest rate swap agreements

        The fair value of the interest rate swap agreements is estimated using the estimated cash flow from the trade.  The aggregate fair value liability of the interest rate swaps at December 31, 2008 and 2007 was $7.7 million and $358,000, respectively.

Note N – Segment Information

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

       The management of the Company evaluates the performance of the reportable office segment based on FFO.  Management believes that FFO is an appropriate measure of performance for equity REITs and computes this measure in accordance with the NAREIT definition of FFO.  Funds from operations is defined by NAREIT as net income (computed in accordance with GAAP), excluding gains or losses from sales of property and extraordinary items under GAAP, plus depreciation and amortization, and after adjustments to derive the Company’s pro rata share of FFO of consolidated and unconsolidated joint ventures.  Further, the Company does not adjust FFO to eliminate the effects of non-recurring charges.  The Company believes that FFO is a meaningful supplemental measure of its operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses.  However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient.  Thus, NAREIT created FFO as a supplemental measure of operating performance for real estate investment trusts that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP.  The Company believes that the use of FFO, combined with the required GAAP presentations, has been beneficial in improving the understanding of operating results of real estate investment trusts among the investing public and making comparisons of operating results among such companies more meaningful.  FFO as reported by Parkway may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition.  Funds from operations do not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States and is not an indication of cash available to fund cash needs.  Funds from operations should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

       The following is a reconciliation of FFO and net income available to common stockholders for office properties and total consolidated entities for the years ending December 31, 2008, 2007 and 2006.  Amounts presented as “Unallocated and Other” represent primarily income and expense associated with providing management services, corporate general and administration expense, interest expense on unsecured lines of credit and preferred dividends.

	At or for the year ended December 31, 2008
	Office	Unallocated
	Properties	and Other	Consolidated
	(in thousands)

Property operating revenues (a)	$263,475	$-	$263,475
Property operating expenses (b)	(126,169)	-	(126,169)
Property net operating income from continuing operations	137,306	-	137,306

Management company income	-	1,936	1,936
Interest and other income	-	1,333	1,333
Interest expense (c)	(48,534)	(10,892)	(59,426)
Management company expenses	-	(1,947)	(1,947)
General and administrative expenses	-	(9,725)	(9,725)
Equity in earnings of unconsolidated joint ventures	894	-	894
Adjustment for depreciation and amortization - unconsolidated joint ventures	750	-	750
Adjustment for depreciation and amortization - discontinued operations	1,873	-	1,873
Adjustment for minority interest - real estate partnerships	(9,275)	-	(9,275)
Income from discontinued operations	(795)	-	(795)
Impairment loss on real estate	(2,542)	-	(2,542)
Dividends on preferred stock	-	(4,800)	(4,800)
Funds from operations available to common stockholders (d)	79,677	(24,095)	55,582

Depreciation and amortization	(91,716)	-	(91,716)
Depreciation and amortization - unconsolidated joint ventures	(750)	-	(750)
Depreciation and amortization - discontinued operations	(1,873)	-	(1,873)
Depreciation and amortization - minority interest - real estate partnerships	20,644	-	20,644
Gain on sale of real estate from discontinued operations	22,588	-	22,588
Minority interest - unit holders	-	(1)	(1)
Net income (loss) available to common stockholders	$28,570	$(24,096)	$4,474

Total assets	$1,671,459	$16,396	$1,687,855

Office and parking properties	$1,455,239	$-	$1,455,239

Investment in unconsolidated joint ventures	$11,057	$-	$11,057

Capital expenditures (e)	$40,654	$-	$40,654

(a) Included in property operating revenues are rental revenues, customer reimbursements, parking income and other income.

(b) Included in property operating expenses are real estate taxes, insurance, contract services, repairs and maintenance and property operating expenses.

(c)    Interest expense for office properties represents interest expense on property secured mortgage debt.  It does not include interest expense on the unsecured lines of credit, which is included in “Unallocated and Other”.

(d)   For 2008, FFO includes large lease termination fee income of $3.7 million, offset by a reduction for a non-cash purchase accounting adjustment in the amount of $657,000, a non-cash impairment loss on real estate of $2.5 million, restricted stock expense of $1.4 million recognized upon the Company’s achievement of the GEAR UP Plan, a loss on the extinguishment of debt of $2.2 million, included as a component of discontinued operations in the accompanying consolidated statement of income, and Hurricane Ike expenses in the amount of $377,000.

(e) Capital expenditures include building improvements, tenant improvements and deferred leasing costs.

	At or for the year ended December 31, 2007
	Office	Unallocated
	Properties	and Other	Consolidated
	(in thousands)

Property operating revenues (a)	$233,304	$-	$233,304
Property operating expenses (b)	(107,990)	-	(107,990)
Property net operating income from continuing operations	125,314	-	125,314

Management company income	-	1,605	1,605
Interest and other income	-	528	528
Interest expense (c)	(41,564)	(10,982)	(52,546)
Management company expenses	-	(1,188)	(1,188)
General and administrative expenses	-	(6,602)	(6,602)
Equity in earnings of unconsolidated joint ventures	1,008	-	1,008
Adjustment for depreciation and amortization - unconsolidated joint ventures	732	-	732
Adjustment for depreciation and amortization - discontinued operations	3,196	-	3,196
Adjustment for minority interest - real estate partnerships	(7,240)	-	(7,240)
Income from discontinued operations	2,473	-	2,473
Gain on non depreciable assets	47	-	47
Dividends on preferred stock	-	(4,800)	(4,800)
Funds from operations available to common stockholders (d)	83,966	(21,439)	62,527

Depreciation and amortization	(74,379)	-	(74,379)
Depreciation and amortization - unconsolidated joint ventures	(732)	-	(732)
Depreciation and amortization - discontinued operations	(3,196)	-	(3,196)
Depreciation and amortization - minority interest - real estate partnerships	10,414	-	10,414
Gain on sale of real estate	20,260	-	20,260
Minority interest - unit holders	-	(2)	(2)
Net income (loss) available to common stockholders	$36,333	$(21,441)	$14,892

Total assets	$1,520,326	$15,468	$1,535,794

Office and parking properties	$1,314,602	$-	$1,314,602

Investment in unconsolidated joint ventures	$11,236	$-	$11,236

Capital expenditures (e)	$46,957	$-	$46,957

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

(d)   For 2007, FFO includes lease termination fee income of $1.4 million, offset by a reduction for a $370,000 loss on extinguishment of debt, included as component of interest expense in the accompanying consolidated statement of income.

(e) Capital expenditures include building improvements, tenant improvements and deferred leasing costs.

	At or for the year ended December 31, 2006
	Office	Unallocated
	Properties	and Other	Consolidated
	(in thousands)

Property operating revenues (a)	$197,889	$-	$197,889
Property operating expenses (b)	(93,089)	-	(93,089)
Property net operating income from continuing operations	104,800	-	104,800

Management company income	-	5,329	5,329
Interest and other income	-	40	40
Interest expense (c)	(32,509)	(10,535)	(43,044)
Management company expenses	-	(1,141)	(1,141)
General and administrative expenses	-	(4,656)	(4,656)
Equity in earnings of unconsolidated joint ventures	751	-	751
Adjustment for depreciation and amortization - unconsolidated joint ventures	815	-	815
Adjustment for depreciation and amortization - discontinued operations	3,630	-	3,630
Adjustment for minority interest - real estate partnerships	(1,790)	-	(1,790)
Income from discontinued operations	1,997	-	1,997
Loss on non depreciable assets	(119)	-	(119)
Dividends on preferred stock	-	(4,800)	(4,800)
Dividends on convertible preferred stock	-	(1,773)	(1,773)
Funds from operations available to common stockholders (d)	77,575	(17,536)	60,039

Depreciation and amortization	(61,607)	-	(61,607)
Depreciation and amortization - unconsolidated joint ventures	(815)	-	(815)
Depreciation and amortization - discontinued operations	(3,630)	-	(3,630)
Depreciation and amortization - minority interest - real estate partnerships	2,275	-	2,275
Gain on sale of real estate	17,765	-	17,765
Gain on sale of real estate from discontinued operations	5,083	-	5,083
Minority interest - unit holders	-	(1)	(1)
Net income (loss) available to common stockholders	$36,646	$(17,537)	$19,109

Total assets	$1,506,753	$5,593	$1,512,346

Office and parking properties	$1,303,213	$-	$1,303,213

Investment in unconsolidated joint ventures	$11,179	$-	$11,179

Capital expenditures (e)	$34,160	$-	$34,160

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

(d)   For 2006, FFO includes lease termination fee income of $617,000, $4.2 million for incentive and management fee income earned as result of the economic returns generated above on internal rate of return hurdle rate over the life of the Viad joint venture, offset by a $325,000 loss on extinguishment of debt related to the first mortgage on the Viad joint venture, and a $119,000 loss on securities.

(e) Capital expenditures include building improvements, tenant improvements and deferred leasing costs.

Note O - Selected Quarterly Financial Data (Unaudited):

       Summarized quarterly financial data for the years ended December 31, 2008 and 2007 are as follows (in thousands, except per share data):

	2008
	First	Second	Third	Fourth

Revenues (other than gains)	$63,038	$66,156	$70,306	$65,911
Expenses	(54,147)	(56,479)	(59,537)	(59,394)
Operating income	8,891	9,677	10,769	6,517
Interest and other income	368	306	346	313
Interest expense	(15,139)	(14,972)	(14,843)	(14,472)
Equity in earnings of unconsolidated joint ventures	258	289	255	92
Impairment loss on real estate	-	-	-	(2,542)
Minority interest - unit holders	-	-	-	(1)
Minority interest - real estate partnerships	2,487	2,063	2,584	4,235
Loss from continuing operations	(3,135)	(2,637)	(889)	(5,858)
Income (loss) from discontinued operations	540	701	(2,001)	(35)
Gain on sale of real estate from discontinued operations	-	-	22,588	-
Net income (loss)	(2,595)	(1,936)	19,698	(5,893)
Dividends on preferred stock	(1,200)	(1,200)	(1,200)	(1,200)
Net income (loss) available to common stockholders	$(3,795)	$(3,136)	$18,498	$(7,093)

Net income (loss) per common share:
Basic	$(0.25)	$(0.21)	$1.23	$(0.47)
Diluted	$(0.25)	$(0.21)	$1.22	$(0.47)
Dividends per common share	$0.65	$0.65	$0.65	$0.325
Weighted average shares outstanding:
Basic	15,003	15,024	15,031	15,033
Diluted	15,003	15,024	15,173	15,033

	2007
	First	Second	Third	Fourth

Revenues (other than gains)	$58,646	$58,257	$57,754	$60,252
Expenses	(47,031)	(47,580)	(47,828)	(47,720)
Operating Income	11,615	10,677	9,926	12,532
Interest and other income	146	72	90	220
Interest expense	(12,692)	(13,663)	(12,987)	(13,204)
Equity in earnings of unconsolidated joint ventures	305	243	234	226
Gain (loss) on sale of joint venture interests and real estate	50	20,260	(3)	-
Minority interest - unit holders	-	-	(2)	-
Minority interest - real estate partnerships	471	1,016	1,088	599
Income (loss) from continuing operations	(105)	18,605	(1,654)	373
Income from discontinued operations	533	635	760	545
Net income (loss)	428	19,240	(894)	918
Dividends on preferred stock	(1,200)	(1,200)	(1,200)	(1,200)
Net income (loss) available to common stockholders	$(772)	$18,040	$(2,094)	$(282)

Net income (loss) per common share:
Basic	$(0.05)	$1.15	$(0.14)	$(0.02)
Diluted	$(0.05)	$1.14	$(0.14)	$(0.02)
Dividends per common share	$0.65	$0.65	$0.65	$0.65
Weighted average shares outstanding:
Basic	15,616	15,672	15,507	15,138
Diluted	15,616	15,847	15,507	15,138

SCHEDULE II – VALUATIONS AND QUALIFYING ACCOUNTS

(In thousands)

	Balance	Additions	Deductions	Balance
	Beginning	Charged to	Written Off as	End
Description	of Year	Cost & Expenses	Uncollectible	of Year

Allowance for Doubtful Accounts:
Year Ended:
December 31, 2008	$1,004	$1,871	$(1,753)	$1,122
December 31, 2007	356	1,024	(376)	1,004
December 31, 2006	450	494	(588)	356

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2008 (In thousands)
		Initial Cost to the Company		Subsequent
			Building and	Capitalized	Total
Description	Encumbrances	Land	Improvements	Costs	Real Estate
Office and Parking Properties:
Arizona
Desert Ridge Corporate Center I	$ 49,200	$ -	$ 60,705	$ 4,135	$ 64,840
Desert Ridge Corporate Center II	-	-	-	204	204
The Shops at Desert Ridge	-	-	2	52	54
Squaw Peak Corp Center I	33,917	5,800	35,144	2,387	43,331
Squaw Peak Corp Center II	-	-	-	2,286	2,286
Mesa Corporate Center	-	3,353	15,243	858	19,454
Florida
Hillsboro Center V	10,412	1,325	12,249	2,934	16,508
Hillsboro Center I-IV	7,099	1,129	7,734	2,068	10,931
Bellsouth Building	8,027	3,477	7,835	1,675	12,987
Centurion Centre	6,373	2,951	6,022	1,125	10,098
Stein Mart Building	-	1,653	16,636	3,955	22,244
Riverplace South	-	2,316	5,412	2,379	10,107
Maitland 100	8,820	2,667	10,176	2,260	15,103
555 Winderley Place	8,340	2,100	9,470	1,203	12,773
Gateway Center	33,000	14,281	35,070	2,755	52,106
Citrus Center	-	4,000	26,712	6,849	37,561
Georgia
100 Ashford Center	15,491	6,258	15,615	1,905	23,778
Peachtree Ridge	15,553	2,203	19,551	2,116	23,870
Overlook II	31,500	5,393	33,878	2,487	41,758
Waterstone	6,052	859	7,207	2,246	10,312
Meridian	-	994	9,547	2,248	12,789
Peachtree Dunwoody Pavilion	29,816	9,373	24,579	5,520	39,472
Capital City Plaza	60,000	3,625	57,218	3,653	64,496
Illinois
Chatham Centre	17,100	3,358	20,086	4,243	27,687
Citicorp Plaza	60,000	10,010	67,400	13,067	90,477
233 North Michigan	95,978	18,181	133,595	25,562	177,338
111 East Wacker	148,500	23,285	123,804	47,555	194,644
Mississippi
One Jackson Place	9,635	1,799	19,730	9,349	30,878
City Centre	-	1,707	19,935	10,921	32,563
111 Capitol Building	-	915	10,830	6,994	18,739
The Pinnacle at Jackson Place	29,501	1,275	36,020	6,470	43,765
Parking at Jackson Place	-	-	4,129	2,655	6,784
South Carolina
Tower at 1301 Gervais	-	316	20,350	6,000	26,666
Atrium at Stoneridge	-	506	5,041	2,016	7,563
Tennessee
Renaissance Center	16,545	4,255	29,747	2,152	36,154
Forum II & III	-	2,634	13,886	2,883	19,403
Morgan Keegan Tower	14,432	-	36,549	3,995	40,544
Falls Building	-	-	7,628	2,468	10,096
Moore Building	11,456	190	22,716	88	22,994
Toyota Garage	-	727	7,939	223	8,889
Forum I	11,246	4,737	12,484	2,461	19,682
Bank of America Plaza	17,957	1,464	28,712	9,775	39,951
Texas
1401 Enclave	28,000	5,160	36,037	2,141	43,338
One Park Ten Plaza	8,850	606	6,149	3,760	10,515
400 North Belt	-	419	9,983	3,825	14,227
Woodbranch	-	303	3,805	3,000	7,108
Sugar Grove	6,620	364	7,510	3,307	11,181
Honeywell	-	856	15,235	1,879	17,970
Schlumberger	-	1,013	11,102	4,105	16,220
One Commerce Green	19,878	489	37,322	3,791	41,602
Comerica Bank Building	14,198	1,921	21,222	3,043	26,186
550 Greens Parkway	5,107	1,006	8,062	293	9,361
1717 St. James	4,692	430	6,485	2,557	9,472
5300 Memorial Building	9,794	682	11,746	2,660	15,088
Town and Country	7,380	436	8,139	2,921	11,496
Wells Fargo	9,112	2,600	8,297	2,861	13,758

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION - (Continued) DECEMBER 31, 2008 (In thousands)
		Initial Cost to the Company		Subsequent
			Building and	Capitalized	Total
Description	Encumbrances	Land	Improvements	Costs	Real Estate
Office and Parking Properties:
Virginia
Lynnwood Plaza	-	832	5,113	2,303	8,248
Greenbrier Tower I	-	584	7,503	2,512	10,599
Greenbrier Tower II	-	573	7,354	2,183	10,110
Glen Forest	-	537	8,503	1,638	10,678
Moorefield II	-	469	4,752	896	6,117
Moorefield III	-	490	5,135	1,235	6,860
Boulders Center	-	1,265	11,825	2,704	15,794
Winchester Building	-	956	10,852	3,003	14,811
Moorefield I	-	260	3,698	973	4,931
	869,581	171,367	1,292,415	273,767	1,737,549
Real Estate Development:
Mississippi
Land Held for Development	-	609	-	-	609
Total Real Estate Owned	$ 869,581	$ 171,976	$ 1,292,415	$ 273,767	$ 1,738,158

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued) DECEMBER 31, 2008 (In thousands)
	Gross Amount at Which
	Carried at Close of Period
		Bldg. and		Accum.	Net Book Value	Year	Year	Depreciable
Description	Land	Imprv.	Total	Depr.	of Real Estate	Acquired	Constructed	Lives (Yrs.)
Office and Parking Properties:
Arizona
Desert Ridge Corporate Center I	$ -	$ 64,840	$ 64,840	$ 2,239	$ 62,601	2008	2006/2007	(3)
Desert Ridge Corporate Center II	-	204	204	-	204	2008	2006/2007	(3)
The Shops at Desert Ridge	-	54	54	-	54	2008	2006/2007	(3)
Squaw Peak Corp Center I	5,800	37,531	43,331	5,669	37,662	2004	1999/2000	(3)
Squaw Peak Corp Center II	-	2,286	2,286	605	1,681	2004	1999/2000	(3)
Mesa Corporate Center	3,353	16,101	19,454	1,623	17,831	2005	2000	(3)
Florida
Hillsboro Center V	1,325	15,183	16,508	4,794	11,714	1998	1985	(3)
Hillsboro Center I-IV	1,129	9,802	10,931	3,027	7,904	1998	1985	(3)
Bellsouth Building	3,477	9,510	12,987	1,602	11,385	2006	1996	(3)
Centurion Centre	2,951	7,147	10,098	1,010	9,088	2006	1993	(3)
Stein Mart Building	1,653	20,591	22,244	3,182	19,062	2005	1985	(3)
Riverplace South	2,316	7,791	10,107	1,564	8,543	2005	1981	(3)
Maitland 100	2,667	12,436	15,103	1,865	13,238	2005	1981	(3)
555 Winderley Place	2,100	10,673	12,773	1,334	11,439	2005	1985	(3)
Gateway Center	14,281	37,825	52,106	1,337	50,769	2008	1989	(3)
Citrus Center	4,000	33,561	37,561	6,343	31,218	2003	1971	(3)
Georgia
100 Ashford Center	6,258	17,520	23,778	1,434	22,344	2006	1987	(3)
Peachtree Ridge	2,203	21,667	23,870	1,654	22,216	2006	1986	(3)
Overlook II	5,393	36,365	41,758	2,552	39,206	2006	1985	(3)
Waterstone	859	9,453	10,312	3,717	6,595	1995	1987	(3)
Meridian	994	11,795	12,789	4,083	8,706	1997	1985	(3)
Peachtree Dunwoody Pavilion	9,373	30,099	39,472	6,122	33,350	2003	1976/1980	(3)
Capital City Plaza	3,625	60,871	64,496	7,882	56,614	2004	1989	(3)
Illinois
Chatham Centre	3,358	24,329	27,687	2,704	24,983	2006	1989	(3)
Citicorp Plaza	10,010	80,467	90,477	4,070	86,407	2008	(2)1980/1982/2006	(3)
233 North Michigan	18,181	159,157	177,338	27,869	149,469	2005	1972	(3)
111 East Wacker	23,285	171,359	194,644	21,909	172,735	2006	1970	(3)
Mississippi
One Jackson Place	1,799	29,079	30,878	16,433	14,445	1986	1986	(3)
City Centre	1,707	30,856	32,563	10,145	22,418	1995	(2)1987/2005	(3)
111 Capitol Building	915	17,824	18,739	6,493	12,246	1998	1983	(3)
The Pinnacle at Jackson Place	1,275	42,490	43,765	116	43,649	2008	2008	(3)
Parking at Jackson Place	-	6,784	6,784	153	6,631	2007	1980	(3)
South Carolina
Tower at 1301 Gervais	316	26,350	26,666	8,027	18,639	1997	1973	(3)
Atrium at Stoneridge	506	7,057	7,563	785	6,778	1998	1986	(3)
Tennessee
Renaissance Center	4,255	31,899	36,154	2,318	33,836	2006	2000	(3)
Forum II & III	2,634	16,769	19,403	5,748	13,655	1997	1985	(3)
Morgan Keegan Tower	-	40,544	40,544	11,921	28,623	1997	1985	(3)
Falls Building	-	10,096	10,096	2,842	7,254	1998	(2) 1982/84/90	(3)
Moore Building	190	22,804	22,994	5,156	17,838	2000	2000	(3)
Toyota Garage	727	8,162	8,889	1,831	7,058	2000	2000	(3)
Forum I	4,737	14,945	19,682	2,048	17,634	2005	1982	(3)
Bank of America Plaza	1,464	38,487	39,951	7,726	32,225	2001	1977	(3)
Texas
1401 Enclave	5,160	38,178	43,338	2,236	41,102	2007	1999	(3)
One Park Ten Plaza	606	9,909	10,515	4,368	6,147	1996	1982	(3)
400 North Belt	419	13,808	14,227	3,264	10,963	1996	1982	(3)
Woodbranch	303	6,805	7,108	2,913	4,195	1996	1982	(3)
Sugar Grove	364	10,817	11,181	4,049	7,132	1997	1982	(3)
Honeywell	856	17,114	17,970	5,095	12,875	1997	1983	(3)
Schlumberger	1,013	15,207	16,220	5,281	10,939	1998	1983	(3)
One Commerce Green	489	41,113	41,602	12,852	28,750	1998	1983	(3)
Comerica Bank Building	1,921	24,265	26,186	7,408	18,778	1998	1983	(3)
550 Greens Parkway	1,006	8,355	9,361	1,679	7,682	2001	1999	(3)
1717 St. James	430	9,042	9,472	1,602	7,870	2002	1975/94	(3)
5300 Memorial Building	682	14,406	15,088	3,168	11,920	2002	1982	(3)
Town and Country	436	11,060	11,496	1,796	9,700	2002	1982	(3)
Wells Fargo	2,600	11,158	13,758	2,000	11,758	2003	1978	(3)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued) DECEMBER 31, 2008 (In thousands)
	Gross Amount at Which
	Carried at Close of Period
		Bldg. and		Accum.	Net Book Value	Year	Year	Depreciable
Description	Land	Imprv.	Total	Depr.	of Real Estate	Acquired	Constructed	Lives (Yrs.)
Office and Parking Properties:
Virginia
Lynnwood Plaza	832	7,416	8,248	1,265	6,983	1998	1986	(3)
Greenbrier Tower I	584	10,015	10,599	3,005	7,594	1997	1985/87	(3)
Greenbrier Tower II	573	9,537	10,110	3,097	7,013	1997	1985/87	(3)
Glen Forest	537	10,141	10,678	3,107	7,571	1998	1985	(3)
Moorefield II	469	5,648	6,117	1,583	4,534	1998	1985	(3)
Moorefield III	490	6,370	6,860	1,918	4,942	1998	1985	(3)
Boulders Center	1,265	14,529	15,794	3,818	11,976	1998	1986	(3)
Winchester Building	956	13,855	14,811	4,100	10,711	1998	1987	(3)
Moorefield I	260	4,671	4,931	1,383	3,548	1999	1984	(3)
	171,367	1,566,182	1,737,549	282,919	1,454,630
Real Estate Development:
Mississippi
Land Held for Development	609	-	609	-	609	2007	-
Total Real Estate Owned	$ 171,976	$ 1,566,182	$ 1,738,158	$ 282,919	$ 1,455,239

(1)   The aggregate cost for federal income tax purposes was approximately $1.8 billion.

(2)   The dates of major renovations.

(3)   Depreciation of buildings and improvements is calculated over lives ranging from the life of the lease to 40 years.

NOTE TO SCHEDULE III

At December 31, 2008, 2007 and 2006

(In thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

	December 31
	2008	2007	2006
Real Estate:
Office and Parking Properties:
Balance at beginning of year	$1,566,393	$1,512,104	$1,220,565
Additions:
Acquisitions and improvements	241,238	91,261	360,113
Office property development	30,299	14,686	-
Cost of real estate sold or disposed	(99,772)	(51,658)	(68,574)
Balance at close of year	$1,738,158	$1,566,393	$1,512,104

Accumulated Depreciation:
Balance at beginning of year	$ 251,791	$ 208,891	$ 179,636
Depreciation expense	65,618	56,882	46,497
Depreciation expense - discontinued operations	1,653	2,072	899
Real estate sold or disposed	(36,143)	(16,054)	(18,141)
Balance at close of year	$ 282,919	$ 251,791	$ 208,891

SCHEDULE IV - MORTGAGE LOAN ON REAL ESTATE
DECEMBER 31, 2008
(In thousands)
Principal
Amount of
		Final	Periodic		Face	Carrying	Loan Subject to
	Interest	Maturity	Payment	Prior	Amount of	Amount of	Delinquent Principal
Description	Rate	Date	Term	Liens	Mortgage	Mortgage (3)	and Interest
2100 Ross Avenue (1)	6.065%	May 2012	Interest only (2)	None	$ 10,000	$ 7,519	$ -

(1) This is a B participation piece of first mortgage secured by an 844,000 square foot office building in Dallas, Texas.
(2) The note requires interest only payments until maturity, at which time a principal payment of $10.0 million will be due.
(3) The cost for federal tax purposes is approximately $7.0 million.

NOTE TO SCHEDULE IV At December 31, 2008 and 2007 (In thousands)

	December 31
	2008	2007
Balance at beginning of year	$7,001	$-
Additions:
New mortgage loans	-	6,930
Amortization of discount	518	71
Balance at end of year	$7,519	$7,001

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        The Audit Committee of the Board of Directors of the Company, in accordance with sound corporate governance practices, issued a request for proposal (“RFP”) with regard to the audit engagement of the Company.  The Audit Committee decided to issue the RFP because it wanted to consolidate the audits of Parkway, the Ohio PERS Fund I and the Texas Teachers Fund II with one independent registered public accounting firm and wanted the opportunity to review other auditing firms as prospective independent registered public accounting firms.  This decision was not related to the quality of services provided by Ernst & Young LLP (“E&Y”).  The RFP was issued to several large public accounting firms, including E&Y, in May 2008.  In June 2008, the Audit Committee unanimously approved the engagement of KPMG LLP (“KPMG”) as the new independent registered public accounting firm, effective beginning in 2008.  KPMG has audited the consolidated historical-cost and consolidated current-value financial statements of Ohio PERS Fund I since 2005.

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

Item 9A.  Controls and Procedures.

       The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Parkway’s disclosure controls and procedures at December 31, 2008.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that Parkway’s disclosure controls and procedures were effective at December 31, 2008.  There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2008 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

       The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the financial statement preparation and presentation.

Management’s Report on Internal Control Over Financial Reporting

       The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2008.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on our assessment we have concluded that, at December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.  Our independent registered public accounting firm, KPMG LLP, has provided an audit report on the Company’s internal control over financial reporting at December 31, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS

PARKWAY PROPERTIES, INC.:

We have audited Parkway Properties, Inc.’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Parkway Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Parkway Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Parkway Properties, Inc. and subsidiaries as of December 31, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2008, and our report dated March 6, 2009, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Jackson, Mississippi

March 6, 2009

Item 9B.  Other Information.

       None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

      The information regarding directors is incorporated herein by reference from the section entitled "Proposal One: Election of Director  − Nominees" in the Company's definitive Proxy Statement ("2009 Proxy Statement") to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the Company's Annual Meeting of Stockholders to be held on May 14, 2009.  The 2009 Proxy Statement will be filed within 120 days after the end of the Company's fiscal year ended December 31, 2008.

      The information regarding executive officers is incorporated herein by reference from the section entitled "Proposal 1: Election of Directors − Executive Officers" in the Company's 2009 Proxy Statement.

      The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the section entitled "Proposal 1: Election of Directors − Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2009 Proxy Statement.

      Information regarding the Company's code of business conduct and ethics found in the subsection captioned "Available Information" in Item 1 of Part I hereof is also incorporated herein by reference into this Item 10.

      The information regarding the Company's audit committee, its members and the audit committee financial experts is incorporated by reference herein from the second paragraph in the section entitled "Proposal 1: Election of Directors − Board Committees and Meetings; Director Education" in the Company's 2009 Proxy Statement.

Item 11.  Executive Compensation.

      The information included under the following captions in the Company's 2009 Proxy Statement is incorporated herein by reference: "Proposal 1: Election of Directors − Compensation Discussion and Analysis, − Summary Compensation Table, − 2008 Grants of Plan-Based Awards, − Outstanding Equity Awards at 2008 Fiscal Year-End, − 2008 Option Exercises and Stock Vested, − Potential Payments upon Change in Control, − Compensation of Directors and − Compensation Committee Interlocks."  The information included under the heading "Proposal 1: Election of Directors − Compensation Committee Report" in the Company's 2009 Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the sections entitled "Security Ownership of Certain Beneficial Owners," "Proposal 1: Election of Directors − Security Ownership of Management and Directors" in the Company's 2009 Proxy Statement.

Equity Compensation Plans

      The following table sets forth the securities authorized for issuance under Parkway's equity compensation plans at December 31, 2008:

(c)
Number of securities
remaining available for
	(a)	(b)	future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a))
Equity compensation plans
approved by security
holders	145,984	$27.68	367,351

Equity compensation plans
not approved by security
holders	-	-	-

Total	145,984	$27.68	367,351

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

       The information regarding transactions with related persons and director independence is incorporated herein by reference from the sections entitled “Independence” and “Certain Transactions and Relationships” in the Company's 2009 Proxy Statement.

Item 14.  Principal Accounting Fees and Services.

       The information regarding principal auditor fees and services is incorporated herein by reference from the section entitled “Proposal 2: Ratification of Independent Accountants” in the Company's 2009 Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)   1            Consolidated Financial Statements

                      Report of Independent Registered Public Accounting Firm

                      Consolidated Balance Sheets-at December 31, 2008 and 2007

                      Consolidated Statements of Income-for the years ended December 31, 2008, 2007 and 2006

                      Consolidated Statements of Stockholders’ Equity-for the years ended December 31, 2008, 2007 and 2006

                      Consolidated Statements of Cash Flows-for the years ended December 31, 2008, 2007 and 2006

                      Notes to Consolidated Financial Statements

        2            Consolidated Financial Statement Schedules

                      Schedule II – Valuations and Qualifying Accounts

                      Schedule III – Real Estate and Accumulated Depreciation

                      Note to Schedule III

                      Schedule IV – Mortgage Loan on Real Estate

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

        3.2        Bylaws, as amended, of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the year ended December 31, 2006).

        3.3        Amendment to Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on July 13, 2007).

        3.4        Articles Supplementary creating the Company’s Series D Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4 to the Company’s Form 8-A filed May 29, 2003).

        10         Material Contracts (*Denotes management contract or compensatory plan or arrangement):

        10.1*    Parkway Properties, Inc. 1991 Directors Stock Option Plan, as Amended (incorporated by reference to Appendix C to the Company’s proxy material for its June 6, 1997 Annual Meeting).

        10.2*    Parkway Properties, Inc. 1994 Stock Option and Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s proxy material for its June 3, 1999 Annual Meeting).

        10.3*    Parkway Properties, Inc. 2001 Non-employee Directors Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K for the year ended December 31, 2006).

        10.4*    Parkway Properties, Inc. 2003 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2006).

        10.5      Amended and Restated Agreement of Limited Partnership of Parkway Properties LP (incorporated by reference to Exhibit 99(a) to the Company's Form 8-K filed July 15, 1998).

        10.6      Admission Agreement between Parkway Properties LP and Lane N. Meltzer (incorporated by reference to Exhibit 99(b) to the Company's Form 8-K filed July 15, 1998).

        10.7      Promissory Note between Parkway Properties LP and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed December 22, 2005).

        10.8      Form of Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and between Parkway Properties LP as borrower and Jack Edelbrock as trustee for the benefit of Teachers Insurance and Annuity Association of America as lender (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed December 22, 2005).

        10.9      Indenture of Mortgage, Security Agreement Financing Statement Fixture Filing and Assignment of Leases, Rents and Security Deposits dated June 22, 2001 made by Parkway 233 North Michigan, LLC to German American Capital Corporation (incorporated by reference to Exhibit 4(a) to the Company's Form 8-K filed July 3, 2001).

        10.10    Promissory Note made as of June 22, 2001 by Parkway 233 North Michigan, LLC in favor of German American Capital Corporation (incorporated by reference to Exhibit 4(a) to the Company's Form 8-K filed July 3, 2001).

        10.11    Limited Partnership Agreement of Parkway Properties Office Fund, L.P. by and among PKY Fund, LLC, Parkway Properties L.P. and PERS Holding Company Limited, L.L.C. (incorporated by reference to Exhibit 10 to the Company's Form 8-K filed July 7, 2005).

        10.12    First Amendment to Limited Partnership Agreement of Parkway Properties Office Fund, L. P. by and among, PKY Fund, LLC, Parkway Properties LP and PERS Holding Company Limited, L.L.C. (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 2007).

        10.13    Second Amendment to Limited Partnership Agreement of Parkway Properties Office Fund, L. P. by and among, PKY Fund, LLC, Parkway Properties LP and PERS Holding Company Limited, L.L.C. (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 2007).

        10.14    Limited Partnership Agreement of Parkway Properties Office Fund II, L.P. by and among PPOF II, LLC, Parkway Properties, LP and Teacher Retirement System of Texas (incorporated by reference to Exhibit 10 to the Company’s Form 8-K filed May 19, 2008).

        10.15* Performance measures for the Company's 2009 long-term equity compensation program and cash bonus awards for executive officers of the Company (a written description thereof is set forth in Item 5.02 of the Company’s Form 8-K filed February 4, 2009).

        10.16    First Amended and Restated Credit Agreement by and among Parkway Properties LP, a Delaware limited partnership; Wachovia Bank, National Association, as Agent; PNC Bank, National Association, as Syndication Agent; Bank of America, N.A., JPMorgan Chase Bank, N.A., and Wells Fargo Bank, National Association, as Co-Documentation Agents and the Lenders dated April 27, 2006 (incorporated by reference to Exhibit 10 to the Company’s Form 8-K filed April 28, 2006).

        10.17    First Amendment to Credit Agreement among Parkway Properties, LP as Borrower; 111 Capitol Building Limited Partnership, Parkway Jackson, LLC, Parkway Lamar LLC, Parkway Properties, Inc. and Parkway Properties General Partners, Inc. collectively as Guarantors; Wachovia Bank, National Association as Agent; Wachovia Capital Markets, LLC as Sole Lead Arranger and Sole Book Runner; and the Lenders dated as of December 19, 2006  (incorporated by reference to Exhibit 10 to the Company’s Form 8-K filed December 20, 2006).

        10.18    Second Amendment to Credit Agreement among Parkway Properties, LP as Borrower; 111 Capitol Building Limited Partnership, Parkway Jackson, LLC, Parkway Lamar LLC, Parkway Properties, Inc. and Parkway Properties General Partners, Inc. collectively as Guarantors; Wachovia Bank, National Association as Agent; Wachovia Capital Markets, LLC as Sole Lead Arranger and Sole Book Runner; and the Lenders identified therein dated as of May 31, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 31, 2007).

        10.19* Parkway Properties, Inc. 2006 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 24, 2006).

        10.20    Mortgage, Security Agreement, Assignment of Rents and Fixture Filing by 111 East Wacker LLC to Wachovia Bank, National Association (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed July 14, 2006).

        10.21    Promissory Note by 111 East Wacker LLC to Wachovia Bank, National Association (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed July 14, 2006).

        10.22* Adoption Agreement for the Executive Nonqualifed Excess Plan (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2006).

        10.23* Appendix to Adoption Agreement for Parkway Properties, Inc Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2006).

        10.24* Amendment to Change-in-Control Agreement that the Company has entered into with the individuals listed in Exhibits 10.1 and 10.2 above (incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2006).

        10.25* Form of Change in Control Agreement with each of the Company’s Executive Officers (the Change in Control Agreements are identical in substance for each of the Executive Officers, except that the Change in Control Agreements for Steven G. Rogers, J. Mitchell Collins, William R. Flatt, James M. Ingram provide for a multiple of “2.99” in calculating the severance payment under each officer's Agreement and the Change in Control Agreement for Mandy M. Pope provides for a multiple of “2.5”) (incorporated by reference to Exhibit 10 to the Company’s Form 8-K filed May 8, 2008).

        10.26* Form of Incentive Restricted Share Agreement for Performance-Based Awards (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 29, 2006).

        10.27* Form of Incentive Restricted Share Agreement for Time-Based Awards (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed June 29, 2006).

        10.28* Form of Incentive Restricted Share Agreement for 2009 Long-Term Equity Compensation Program (incorporated by reference to Exhibit 10 to the Company’s Form 8-K filed February 4, 2009).

        21         Subsidiaries of the Company (filed herewith).

        23.1      Consent of KPMP LLP (filed herewith).

        23.2      Consent of Ernst & Young LLP (filed herewith).

        23.3      Consent of KPMG LLP (filed herewith).

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

/s/ Steven G. Rogers
Steven G. Rogers
President, Chief Executive
Officer and Director
March 6, 2009

/s/ J. Mitchell Collins
J. Mitchell Collins
Executive Vice President
and Chief Financial Officer
March 6, 2009

/s/ Mandy M. Pope
Mandy M. Pope
Senior Vice President and Controller
March 6, 2009

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Daniel P. Friedman	/s/ Steven G. Rogers
Daniel P. Friedman, Director	Steven G. Rogers
March 6, 2009	President, Chief Executive Officer and Director
March 6, 2009

/s/ Roger P. Friou
Roger P. Friou, Director	/s/ Leland R. Speed
March 6, 2009	Leland R. Speed
Chairman of the Board and Director
March 6, 2009
/s/ Martin L. Garcia
Martin L. Garcia, Director
March 6, 2009	/s/ Troy A. Stovall
Troy A. Stovall, Director
March 6, 2009
/s/ Michael J. Lipsey
Michael J. Lipsey, Director
March 6, 2009	/s/ Lenore M. Sullivan
Lenore M. Sullivan, Director
March 6, 2009