Form 10-Q
period 2009-03-31
PARKWAY PROPERTIES INC
filed 2009-05-05
CIK 729237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended March 31, 2009
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from ___ to ___
Commission File Number 1-11533
Parkway Properties, Inc.
(Exact name of registrant as specified in its charter)

Maryland	74-2123597

(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)
One Jackson Place Suite 1000
188 East Capitol Street
P. O. Box 24647
Jackson, Mississippi 39225-4647
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code (601) 948-4091
Registrant’s web site www.pky.com
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     21,619,802 shares of Common Stock, $.001 par value, were outstanding at May 4, 2009.

PARKWAY PROPERTIES, INC.
FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31	December 31
	2009	2008
	(Unaudited)
Assets
Real estate related investments:
Office and parking properties	$1,727,483	$1,737,549
Office property held for sale	6,824	—
Real estate development	609	609
Accumulated depreciation	(295,782)	(282,919)

	1,439,134	1,455,239

Land available for sale	750	750
Mortgage loan	7,664	7,519
Investment in unconsolidated joint ventures	11,234	11,057

	1,458,782	1,474,565

Rents receivable and other assets	102,506	118,512
Intangible assets, net	74,782	79,460
Cash and cash equivalents	15,494	15,318

	$1,651,564	$1,687,855

Liabilities
Notes payable to banks	$201,000	$185,940
Mortgage notes payable	844,585	869,581
Accounts payable and other liabilities	81,948	98,894

	1,127,533	1,154,415

Equity
Parkway Properties, Inc. shareholders’ equity
8.00% Series D Preferred stock, $.001 par value, 2,400,000 shares authorized, issued and outstanding	57,976	57,976
Common stock, $.001 par value, 67,600,000 shares authorized, 15,369,802 and 15,253,396 shares issued and outstanding in 2009 and 2008, respectively	15	15
Common stock held in trust, at cost, 75,175 and 85,300 shares in 2009 and 2008, respectively	(2,553)	(2,895)
Additional paid-in capital	428,986	428,367
Accumulated other comprehensive loss	(7,356)	(7,728)
Accumulated deficit	(76,465)	(69,487)

Total Parkway Properties, Inc. shareholders’ equity	400,603	406,248

Noncontrolling interest — real estate partnerships	123,428	127,192

Total equity	524,031	533,440

	$1,651,564	$1,687,855

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended
	March 31
	2009	2008
	(Unaudited)
Revenues
Income from office and parking properties	$67,370	$62,232
Management company income	415	497

Total revenues	67,785	62,729

Expenses
Property operating expenses	33,721	29,860
Depreciation and amortization	23,556	21,205
Management company expenses	501	489
General and administrative expenses	1,582	2,296

Total expenses	59,360	53,850

Operating income	8,425	8,879

Other income and expenses
Interest and other income	302	368
Equity in earnings of unconsolidated joint ventures	200	258
Gain on involuntary conversion	463	—
Loss on sale of real estate	(70)	—
Interest expense	(14,051)	(15,138)

Loss from continuing operations	(4,731)	(5,633)
Discontinued operations:
Income from discontinued operations	178	551

Net loss	(4,553)	(5,082)
Net loss attributable to noncontrolling interest — real estate partnerships	3,764	2,487

Net loss for Parkway Properties, Inc.	(789)	(2,595)
Change in market value of interest rate swaps	372	(1,107)

Comprehensive loss	$(417)	$(3,702)

Net loss for Parkway Properties, Inc.	$(789)	$(2,595)
Dividends on preferred stock	(1,200)	(1,200)

Net loss available to common stockholders	$(1,989)	$(3,795)

Net loss per common share attributable to Parkway Properties, Inc.:
Basic:
Loss from continuing operations	$(0.14)	$(0.29)
Discontinued operations	0.01	0.04

Net loss	$(0.13)	$(0.25)

Diluted:
Loss from continuing operations	$(0.14)	$(0.29)
Discontinued operations	0.01	0.04

Net loss	$(0.13)	$(0.25)

Dividends per common share	$0.325	$0.65

Weighted average shares outstanding:
Basic	15,043	15,003

Diluted	15,043	15,003

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share and per share data)
(Unaudited)

	Parkway Properties, Inc. Shareholders
					Accumulated		Total	Noncontrolling
			Common	Additional	Other		Parkway	Interest -
	Preferred	Common	Stock Held	Paid-In	Comprehensive	Accumulated	Properties, Inc.	Real Estate	Total
	Stock	Stock	in Trust	Capital	Loss	Deficit	Shareholders’ Equity	Partnerships	Equity

Balance at December 31, 2008 as previously reported	$57,976	$15	$(2,895)	$428,367	$(7,728)	$(69,487)	$406,248	$—	$406,248
Reclassification upon the adoption of SFAS No. 160	—	—	—	—	—	—	—	127,192	127,192

Balance at December 31, 2008 as presented	57,976	15	(2,895)	428,367	(7,728)	(69,487)	406,248	127,192	533,440
Comprehensive loss
Net loss	—	—	—	—	—	(789)	(789)	(3,764)	(4,553)
Change in fair value of interest rate swaps	—	—	—	—	372	—	372	—	372

Total comprehensive loss	—	—	—	—	—	—	(417)	(3,764)	(4,181)

Common dividends declared — $0.325 per share	—	—	—	—	—	(4,989)	(4,989)	—	(4,989)
Preferred dividends declared — $0.50 per share	—	—	—	—	—	(1,200)	(1,200)	—	(1,200)
Share-based compensation	—	—	—	661	—	—	661	—	661
Purchase of Company stock — 3,594 shares withheld to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	—	—	(42)	—	—	(42)	—	(42)
Distribution of 10,125 shares of common stock, deferred compensation plan	—	—	342	—	—	—	342	—	342

Balance at March 31, 2009	$57,976	$15	$(2,553)	$428,986	$(7,356)	$(76,465)	$400,603	$123,428	$524,031

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31
	2009	2008
	(Unaudited)
Operating activities
Net loss	$(789)	$(2,595)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	23,556	21,205
Depreciation and amortization — discontinued operations	24	963
Amortization of above (below) market leases	(219)	57
Amortization of loan costs	491	446
Amortization of mortgage loan discount	(145)	(123)
Share based compensation expense	661	454
Operating distributions from unconsolidated joint ventures	161	382
Loss allocated to noncontrolling interests	(3,764)	(2,487)
Net gain on real estate and involuntary conversion	(393)	—
Equity in earnings of unconsolidated joint ventures	(200)	(258)
Increase in deferred leasing costs	(2,131)	(3,056)
Changes in operating assets and liabilities:
Change in receivables and other assets	13,561	10,403
Change in accounts payable and other liabilities	(12,782)	(12,582)

Cash provided by operating activities	18,031	12,809

Investing activities
Purchases of real estate related investments	—	(231,476)
Proceeds from sale of real estate	7,132	—
Proceeds from property insurance settlement	1,500	—
Real estate development	(3,791)	(5,733)
Improvements to real estate related investments	(6,594)	(6,610)

Cash used in investing activities	(1,753)	(243,819)

Financing activities
Principal payments on mortgage notes payable	(24,996)	(7,248)
Proceeds from long-term financing	—	148,411
Proceeds from bank borrowings	35,415	88,744
Payments on bank borrowings	(20,355)	(43,430)
Debt financing costs	—	(1,236)
Stock options exercised	—	467
Purchase of Company stock	(42)	—
Dividends paid on common stock	(4,924)	(9,819)
Dividends paid on preferred stock	(1,200)	(1,200)
Contributions from noncontrolling interest partners	—	60,501
Distributions to noncontrolling interest partners	—	(586)

Cash provided by (used in) financing activities	(16,102)	234,604

Change in cash and cash equivalents	176	3,594

Cash and cash equivalents at beginning of period	15,318	11,312

Cash and cash equivalents at end of period	$15,494	$14,906

See notes to consolidated financial statements.

Parkway Properties, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2009
(1) Basis of Presentation
     The consolidated financial statements include the accounts of Parkway Properties, Inc. (“Parkway” or “the Company”), its wholly-owned subsidiaries and joint ventures in which the Company has a controlling interest. The other partners’ equity interests in the consolidated joint ventures are reflected as noncontrolling interests in the consolidated financial statements. Parkway also consolidates subsidiaries where the entity is a variable interest entity and Parkway is the primary beneficiary, as defined in Financial Accounting Standards Board (“FASB”) Interpretation 46R, Consolidation of Variable Interest Entities (“FIN 46R”). All significant intercompany transactions and accounts have been eliminated in the accompanying financial statements.
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
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements.
     The accompanying unaudited condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. The financial statements should be read in conjunction with the 2008 annual report and the notes thereto.
     The balance sheet at December 31, 2008 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by United States GAAP for complete financial statements.
     Certain reclassifications have been made in the 2008 financial statements to conform to the 2009 classifications.

     In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which revised the previously issued SFAS No. 141 (“SFAS No. 141”). SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141, but expands the scope to include all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) requires that the acquisition related transaction costs be expensed as incurred. SFAS No. 141(R) also includes new disclosure requirements. The impact of SFAS No. 141(R) on the Company’s overall financial position and results of operations will be determined by the markets in which the Company invests. At March 31, 2009, the application of SFAS No. 141(R) had not impacted the Company’s overall financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141R. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Upon adoption of SFAS No. 160, the Company reclassified its noncontrolling interest in real estate partnerships from minority interest to equity in the accompanying March 31, 2009 and December 31, 2008 consolidated balance sheets. In addition, the Company has separately disclosed the amount of consolidated net loss attributable to the Company and its noncontrolling interest in consolidated real estate partnerships in the accompanying March 31, 2009 and 2008 consolidated statements of income.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which is an amendment of FASB Statement No. 133. SFAS No. 161 requires all entities with derivative instruments to disclose information regarding how and why the entity uses derivative instruments and how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows. The Statement is effective prospectively for periods beginning on or after November 15, 2008. The application of SFAS 161 had an immaterial impact on the Company’s overall financial position and results of operations upon adoption January 1, 2009.
     In November 2008, the Emerging Issues Task Force (“EITF”) issued EITF 08-6, “Equity Method Investment Accounting Considerations,” which applies to all investments accounted for under the equity method and clarifies the accounting for certain transactions and impairment considerations involving those investments. EITF 08-6 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The application of EITF 08-6 had an immaterial impact on the Company’s overall financial position and results of operation upon adoption January 1, 2009.
(2) Net Loss Per Common Share
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

     The computation of diluted EPS is as follows (in thousands, except per share data):

	Three Months Ended
	March 31
	2009	2008
Numerator:
Basic and diluted net loss available to common stockholders	$(1,989)	$(3,795)

Denominator:
Basic weighted average shares	15,043	15,003

Diluted weighted average shares	15,043	15,003

Diluted loss per share attributable to Parkway Properties, Inc.	$(0.13)	$(0.25)

      Consolidated loss from continuing operations was $4.7 million and $5.6 million for the three months ended March 31, 2009 and 2008, respectively. Loss from continuing operations attributable to Parkway Properties, Inc. was $967,000 and $3.1 million for the three months ended March 31, 2009 and 2008, respectively. Loss from continuing operations attributable to noncontrolling interest was $3.8 million and $2.5 million for the three months ended March 31, 2009 and 2008, respectively.
     The computation of diluted EPS for the three months ended March 31, 2009 and 2008 did not include the effect of employee stock options, deferred incentive units and restricted shares because their inclusion would have been anti-dilutive.
(3) Supplemental Cash Flow Information and Schedule of Non-Cash Investing and Financing Activity
     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

	Three Months Ended
	March 31
	2009	2008
	(in thousands)
Supplemental cash flow information:
Cash paid for interest (net of amount capitalized)	$13,745	$14,719
Supplemental schedule of non-cash investing and financing activity:
Restricted shares and deferred incentive share units issued	3,151	1,191
(4) Dispositions
     On February 20, 2009, the Company sold Lynnwood Plaza, an 82,000 square foot office property in Hampton Roads, Virginia to an unrelated third party for a gross sales price of $7.8 million. Parkway received net cash proceeds from the sale of $7.1 million, which were used to reduce amounts outstanding under the Company’s line of credit. During the fourth quarter of 2008 the Company recognized a non-cash impairment loss of approximately $1.1 million related to this property. Parkway Realty Services, LLC, a subsidiary of the Company, was retained to provide management services for the property under a one-year agreement. Therefore, all revenue and expense for this property is included as a component of continuing operations.

(5) Office Property Held for Sale
     During the quarter ended March 31, 2009, the Company classified Atrium at Stoneridge, a 108,000 square foot office building in Columbia, South Carolina, as held for sale. The gross sales price of this asset is approximately $7.8 million with $350,000 in non-refundable earnest money. In connection with the sale of the Atrium at Stoneridge, the Company expects to seller finance a $5.4 million note receivable that will bear interest at 6.75% per annum on an interest-only basis through maturity in 2014. A non-cash impairment loss of $727,000 was recorded during the fourth quarter of 2008 on this asset. In accordance with GAAP, all current and prior period income from Atrium at Stoneridge has been classified as discontinued operations.
     The major classes of assets and liabilities classified as held for sale for Atrium at Stoneridge at March 31, 2009 are as follows (in thousands):

March 31
2009
Balance Sheet:
Investment property	$7,632
Accumulated depreciation	(808)

Office property held for sale	6,824
Rents receivable and other assets	418

Total assets	$7,242

Accounts payable and other liabilities	$178
Stockholders’ equity	7,064

Total liabilities and stockholders’ equity	$7,242

(6) Discontinued Operations
     All current and prior period income from the following office property dispositions are included in discontinued operations for the three months ended March 31, 2009 and 2008 (in thousands).

		Square	Date of	Net Sales	Net Book Value	Gain
Office Property	Location	Feet	Sale	Price	of Real Estate	on Sale

Town Point Center	Norfolk, Virginia	131	07/15/08	$12,180	$10,621	$1,559
Wachovia Plaza	St. Petersburg, Florida	186	08/18/08	25,492	16,154	9,338
Capitol Center	Columbia, South Carolina	460	09/05/08	46,792	35,101	11,691

2008 Dispositions		777		$84,464	$61,876	$22,588

     Also included in discontinued operations are all current and prior period income from Atrium at Stoneridge, which is held for sale at March 31, 2009.
     The amount of revenue and expense for these four office properties reported in discontinued operations for the three months ended March 31, 2009 and 2008 is as follows (in thousands):

	Three Months Ended
	March 31
	2009	2008
Income Statement:
Revenues
Income from office and parking properties	$392	$3,790

	392	3,790

Expenses
Office and parking properties:
Property operating expense	190	1,893
Interest expense	—	383
Depreciation and amortization	24	963

	214	3,239

Income from discontinued operations	$178	$551

(7) Mortgage Loan
     The Company owns the B participation piece (the “B piece”) of a first mortgage secured by an 844,000 square foot office building in Dallas, Texas known as 2100 Ross for $6.9 million. The B piece was originated by Wachovia Bank, N.A., a Wells Fargo Company, and has a face value of $10.0 million and a stated coupon rate of 6.065%. Upon maturity in May 2012, the Company will receive a principal payment of $10.0 million, which produces a yield to maturity of 15.6%. The balance of the mortgage loan was $7.7 million at March 31, 2009.
(8) Investment in Unconsolidated Joint Ventures
     In addition to the 60 office and parking properties included in the consolidated financial statements, the Company is also invested in four unconsolidated joint ventures with unrelated investors. These investments are accounted for using the equity method of accounting, as Parkway does not control any of these joint ventures. Accordingly, the assets and liabilities of the joint ventures are not included on Parkway’s consolidated balance sheets at March 31, 2009 and December 31, 2008. Information relating to these unconsolidated joint ventures is detailed below (in thousands).

			Parkway’s		Percentage
			Ownership	Square	Leased
Joint Venture Entity	Property Name	Location	Interest	Feet	At 04/01/09

Wink-Parkway Partnership	Wink Building	New Orleans, LA	50.0%	32	100.0%
Parkway Joint Venture, LLC (“Jackson JV”)	UBS Building/River Oaks	Jackson, MS	20.0%	167	92.9%
RubiconPark I, LLC (“Rubicon JV”)	Lakewood/Falls Pointe	Atlanta, GA	20.0%	552	98.5%
	Carmel Crossing	Charlotte, NC
RubiconPark II, LLC (“Maitland JV”)	Maitland 200	Orlando, FL	20.0%	205	98.2%

				956	97.5%

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

     Balance sheet information for the unconsolidated joint ventures is summarized below at March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009
	Wink	Jackson	Rubicon	Maitland	Combined
	Building	JV	JV	JV	Total

Unconsolidated Joint Ventures (at 100%):
Real Estate, Net	$1,162	$15,801	$65,585	$28,622	$111,170
Other Assets	470	1,308	8,249	1,187	11,214

Total Assets	$1,632	$17,109	$73,834	$29,809	$122,384

Mortgage Debt (a)	$39	$12,600	$51,865	$18,035	$82,539
Other Liabilities	41	829	1,536	771	3,177
Partners’ and Shareholders’ Equity	1,552	3,680	20,433	11,003	36,668

Total Liabilities & Partners’/Shareholders’ Equity	$1,632	$17,109	$73,834	$29,809	$122,384

Parkway’s Share of Unconsolidated Joint Ventures
Real Estate, Net	$581	$3,160	$13,117	$5,724	$22,582

Mortgage Debt	$20	$2,520	$7,181	$—	$9,721

Investment in Joint Ventures	$776	$(283)	$5,618	$5,123	$11,234

	December 31, 2008
	Wink	Jackson	Rubicon	Maitland	Combined
	Building	JV	JV	JV	Total

Unconsolidated Joint Ventures (at 100%):
Real Estate, Net	$1,168	$15,918	$65,749	$28,828	$111,663
Other Assets	457	1,006	8,076	1,048	10,587

Total Assets	$1,625	$16,924	$73,825	$29,876	$122,250

Mortgage Debt (a)	$67	$12,600	$52,000	$18,154	$82,821
Other Liabilities	39	700	1,573	628	2,940
Partners’ and Shareholders’ Equity	1,519	3,624	20,252	11,094	36,489

Total Liabilities & Partners’/Shareholders’ Equity	$1,625	$16,924	$73,825	$29,876	$122,250

Parkway’s Share of Unconsolidated Joint Ventures
Real Estate, Net	$584	$3,184	$13,150	$5,766	$22,684

Mortgage Debt	$34	$2,520	$7,200	$—	$9,754

Investment in Joint Ventures	$760	$(310)	$5,484	$5,123	$11,057

(a) The mortgage debt, all of which is non-recourse, is collateralized by the individual real estate properties within each venture.

     In most cases the Company’s share of debt related to its unconsolidated joint ventures is the same as its ownership percentage in the venture. However, in the case of the Rubicon Joint Venture and the Maitland Joint Venture, the Company’s share of debt is disproportionate to its ownership percentage. The disproportionate debt structure was created to meet the Company’s partner’s financing criteria. In the Rubicon Joint Venture, Parkway owns a 20% interest in the venture but assumed 13.85% of the debt. In the Maitland Joint Venture, the Company owns a 20% interest in the venture and assumed none of the debt. The terms related to Parkway’s share of unconsolidated joint venture mortgage debt are summarized below (in thousands):

				Parkway’s	Monthly	Loan	Loan
	Type of	Interest		Share of	Debt	Balance	Balance
Joint Venture	Debt Service	Rate	Maturity Date	Debt	Service	03/31/09	12/31/08

Wink-Parkway Partnership	Amortizing	8.625%	07/01/09	50.00%	$5	$20	$34
Maitland JV	Amortizing	4.390%	06/01/11	0.00%	—	—	—
Rubicon JV	Amortizing	4.865%	01/01/12	13.85%	30	7,181	7,200
Jackson JV	Interest Only	5.840%	07/01/15	20.00%	12	2,520	2,520

					$47	$9,721	$9,754

Weighted average interest rate at end of period						5.125%	5.130%

     The following table presents Parkway’s proportionate share of principal payments due for mortgage debt in unconsolidated joint ventures at March 31, 2009 (in thousands):

	Wink	Maitland	Rubicon	Jackson
	Partnership	JV	JV	JV	Total
2009 (Remaining nine months)	$20	$—	$77	$12	$109
2010	—	—	109	32	141
2011	—	—	114	35	149
2012	—	—	6,881	37	6,918
2013	—	—	—	39	39
2014	—	—	—	41	41
Thereafter	—	—	—	2,324	2,324

	$20	$—	$7,181	$2,520	$9,721

     Income statement information for the unconsolidated joint ventures is summarized below for the three months ended March 31, 2009 and 2008 (in thousands):

	Results of Operations
	Three Months Ended March 31, 2009
	Wink	Jackson	Rubicon	Maitland	Combined
	Building	JV	JV	JV	Total

Unconsolidated Joint Ventures (100%):
Revenues	$79	$766	$2,481	$1,144	$4,470
Operating Expenses	(38)	(369)	(1,066)	(438)	(1,911)

Net Operating Income	41	397	1,415	706	2,559
Interest Expense	(1)	(184)	(632)	(198)	(1,015)
Loan Cost Amortization	(1)	(1)	(16)	(3)	(21)
Depreciation and Amortization	(6)	(156)	(586)	(224)	(972)

Net Income	$33	$56	$181	$281	$551

Parkway’s Share of Unconsolidated Joint Ventures:
Net Income	$16	$11	$76	$97	$200

Depreciation and Amortization	$3	$31	$117	$45	$196

Property Management Fees	$—	$43	$154	$36	$233

Interest Expense	$1	$37	$87	$—	$125

Loan Cost Amortization	$1	$—	$2	$—	$3

Other Supplemental Information:
Distributions from Unconsolidated Joint Ventures	$—	$23	$14	$124	$161

	Results of Operations
	Three Months Ended March 31, 2008
	Wink	Jackson	Rubicon	Maitland	Combined
	Building	JV	JV	JV	Total

Unconsolidated Joint Ventures (100%):
Revenues	$95	$634	$2,555	$1,152	$4,436
Operating Expenses	(26)	(340)	(977)	(388)	(1,731)

Net Operating Income	69	294	1,578	764	2,705
Interest Expense	—	(184)	(640)	(203)	(1,027)
Loan Cost Amortization	(1)	(1)	(16)	(3)	(21)
Depreciation and Amortization	(6)	(143)	(511)	(210)	(870)

Net Income (Loss)	$62	$(34)	$411	$348	$787

Parkway’s Share of Unconsolidated Joint Ventures:
Net Income (Loss)	$31	$(7)	$123	$111	$258

Depreciation and Amortization	$3	$29	$102	$42	$176

Property Management Fees	$—	$69	$90	$55	$214

Interest Expense	$—	$37	$88	$—	$125

Loan Cost Amortization	$1	$—	$2	$—	$3

Other Supplemental Information:
Distributions from Unconsolidated Joint Ventures	$—	$13	$79	$290	$382

(9) Capital and Financing Transactions
     At March 31, 2009, the Company had a total of $201.0 million outstanding under the line of credit and was in compliance with all loan covenants under each credit facility. The Company’s line of credit allows borrowing up to a combined $311.0 million at either the 30-day LIBOR interest rate plus 130 basis points or the Prime interest rate plus 25 basis points. At March 31, 2009, all amounts outstanding under the line of credit with interest rates not fixed by interest rate swap agreements are borrowed against the LIBOR interest rate plus 130 basis points.
     On February 27, 2009, the Company paid off the mortgage notes payable secured by the 1717 St. James, 5300 Memorial, and Town and Country buildings in Houston, Texas, with a total principal balance of $21.8 million with advances under the Company’s line of credit. The mortgage had an interest rate of 4.83% and was scheduled to mature March 1, 2009. The mortgage represented the Company’s only outstanding maturity in 2009.
      On April 28, 2009, the Company sold 6.25 million shares of common stock to UBS Investment Bank at a gross offering price of $13.71 per share and a net price of $13.56 per share. The Company used the net proceeds of approximately $84.5 million to reduce outstanding borrowings under the Company’s line of credit and for general corporate purposes.
     On May 4, 2009, the Company placed an $18.5 million seven-year non-recourse first mortgage with a fixed interest rate of 7.6% per annum, and the proceeds were used to reduce borrowings under the line of credit. The mortgage is secured by the 5300 Memorial and Town and Country office buildings in Houston, Texas.

(10) Noncontrolling Interest — Real Estate Partnerships
     The Company has an interest in two joint ventures that are included in its consolidated financial statements. Information relating to these consolidated joint ventures is detailed below.

		Parkway’s	Square Feet
Joint Venture Entity and Property Name	Location	Ownership %	(In thousands)

Parkway Moore, LLC/ Moore Building Associates, LP Toyota Center	Memphis, TN	75.025%	175

Parkway Properties Office Fund, LP
Desert Ridge I, II and Shops	Phoenix, AZ	26.500%	293
Maitland 100	Orlando, FL	25.000%	128
555 Winderley	Orlando, FL	25.000%	102
Gateway Center	Orlando, FL	25.000%	228
BellSouth Building	Jacksonville, FL	25.000%	92
Centurion Centre	Jacksonville, FL	25.000%	88
100 Ashford Center	Atlanta, GA	25.000%	160
Peachtree Ridge	Atlanta, GA	25.000%	163
Overlook II	Atlanta, GA	25.000%	260
Citicorp Plaza	Chicago, IL	40.000%	601
Chatham Centre	Schaumburg, IL	25.000%	206
Renaissance Center	Memphis, TN	25.000%	190
1401 Enclave Parkway	Houston, TX	25.000%	209

Total Parkway Properties Office Fund, LP			2,720

Total Consolidated Joint Ventures			2,895

     Moore Building Associates, LP (“MBALP”) was established for the purpose of owning a commercial office building (the Toyota Center in Memphis, Tennessee). In acting as the general partner, Parkway is committed to providing additional funding to meet partnership operating deficits up to an aggregate amount of $1 million. Parkway receives income from MBALP in the form of property management fees. Parkway also receives interest income on a note receivable from Parkway Moore, LLC (“PMLLC”). Any intercompany asset, liability, revenue and expense accounts between Parkway and MBALP and PMLLC have been eliminated.
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
     In 2008, Parkway formed Parkway Properties Office Fund II, LP (“Texas Teachers Fund II”), a $750.0 million discretionary fund with the Teacher Retirement System of Texas (“TRS”), for the purpose of acquiring high-quality multi-tenant office properties. TRS will be a 70% investor, and Parkway will be a 30% investor in the fund, which will be capitalized with approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt. Parkway’s share of the equity contribution for the fund will be $112.5 million and will be funded with proceeds from asset sales, line of credit advances and/or sales of equity securities. The fund will target investments in office buildings in Houston, Austin, San Antonio, Chicago, Atlanta, Phoenix, Charlotte, Memphis, Nashville, Jacksonville, Orlando, Tampa/St. Petersburg, Ft. Lauderdale, as well as other growth markets to be determined at Parkway’s discretion.

     Parkway will serve as the general partner of Texas Teachers Fund II and will provide asset management, property management, and leasing and construction management services to the fund for which it will be paid market-based fees. Parkway will have four years, or through May 2012, to identify and acquire properties, with funds contributed as needed to complete acquisitions. Parkway will exclusively represent the fund in making acquisitions within the target markets and within certain predefined criteria. Parkway may continue to make fee-simple acquisitions in markets outside of the target markets, acquire properties within the target markets that do not meet the fund’s specific criteria or sell any currently owned properties. At March 31, 2009, there have been no acquisitions of assets on behalf of Texas Teachers Fund II.
     Noncontrolling interest — real estate partnerships represents the other partners’ proportionate share of equity in the partnerships discussed above at March 31, 2009. Income is allocated to noncontrolling interest based on the weighted average percentage ownership during the year.
(11) Share-Based Compensation
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
     Compensation expense, including estimated forfeitures, is recognized over the expected vesting period, which is four to seven years from grant date for restricted shares subject to service conditions and four years from grant date for deferred incentive share units. During the three months ended March 31, 2009, a total of 30,416 restricted shares were issued to officers of the Company. These shares vested upon achievement of the goals of the GEAR UP Plan. The compensation expense relating to the vesting of the GEAR UP performance-based restricted shares was recognized in 2008.
     Compensation expense related to restricted shares and deferred incentive share units of $661,000 and $454,000 was recognized for the three months ended March 31, 2009 and 2008, respectively. Total compensation expense related to nonvested awards not yet recognized was $4.2 million at March 31, 2009. Of the total not yet recognized at March 31, 2009, $2.6 million and $1.6 million are subject to service conditions and performance conditions, respectively. The weighted average period over which the expense subject to service and performance conditions is expected to be recognized is approximately 2.1 years. For the remainder of 2009, the Company expects recognize approximately $2.0 million of additional compensation expense on nonvested awards subject to service and performance conditions.
     Restricted shares and deferred incentive share units are forfeited if an employee leaves the Company before the vesting date. Shares and/or units that are forfeited become available for future grant under the 2003 Plan.
     During the three months ended March 31, 2009, the Board of Directors approved the grant of 120,000 restricted shares to officers of the Company. The shares were valued at $1.9 million and will vest subject to achievement of certain performance-based goals in 2009 at a rate of 30,000 shares per year over the four years following the grant date.
     A summary of the Company’s restricted shares and deferred incentive share unit activity for the three months ended March 31, 2009 is as follows:

		Weighted		Weighted
		Average	Deferred	Average
	Restricted	Grant-Date	Incentive	Grant-Date
	Shares	Fair Value	Share Units	Fair Value
Beginning Balance	220,641	$39.49	22,805	$37.62
Granted	120,000	15.76	—	—
Vested	(30,416)	43.08	—	—
Forfeited	—	—	(1,385)	36.37

Balance at 3/31/09	310,225	$29.96	21,420	$37.70

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
     The Company believes that the individual operating segments exhibit similar economic characteristics such as being leased by the square foot, sharing the same primary operating expenses and ancillary revenue opportunities and being cyclical in the economic performance-based on current supply and demand conditions. The individual operating segments are also similar in that revenues are derived from the leasing of office space to customers and each office property is managed and operated consistently in accordance with Parkway’s standard operating procedures. The range and type of customer uses of our properties is similar throughout our portfolio regardless of location or class of building and the needs and priorities of our customers do not vary from building to building. Therefore, Parkway’s management responsibilities do not vary from location to location based on the size of the building, geographic location or class.
     The management of the Company evaluates the performance of the reportable office segment based on funds from operations applicable to common shareholders (“FFO”). Management believes that FFO is an appropriate measure of performance for equity REITs and computes this measure in accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition of FFO. Funds from operations is defined by NAREIT as net income (computed in accordance with GAAP), excluding gains or losses from sales of property and extraordinary items under GAAP, plus depreciation and amortization, and after adjustments to derive the Company’s pro rata share of FFO of consolidated and unconsolidated joint ventures. Further, the Company does not adjust FFO to eliminate the effects of non-recurring charges. The Company believes that FFO is a meaningful supplemental measure of its operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses. However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient. Thus, NAREIT created FFO as a supplemental measure of operating performance for real estate investment trusts that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. The Company believes that the use of FFO, combined with the required GAAP presentations, has been beneficial in improving the understanding of operating results of real estate investment trusts among the investing public and making comparisons of operating results among such companies more meaningful. FFO as reported by Parkway may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition. Funds from operations do not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States and is not an indication of cash available to fund cash needs. Funds from operations should not be considered an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flow as a measure of liquidity.

     The following is a reconciliation of FFO and net income (loss) available to common stockholders for office properties and total consolidated entities for the three months ended March 31, 2009 and 2008. Amounts presented as “Unallocated and Other” represent primarily income and expense associated with providing management services, corporate general and administration expense, interest expense on unsecured lines of credit and preferred dividends.

	At or for the three months ended March 31, 2009			At or for the three months ended March 31, 2008
	Office	Unallocated		Office	Unallocated
	Properties	and Other	Consolidated	Properties	and Other	Consolidated
	(in thousands)			(in thousands)
Property operating revenues (a)	$67,370	$—	$67,370	$62,232	$—	$62,232
Property operating expenses (b)	(33,721)	—	(33,721)	(29,860)	—	(29,860)

Property net operating income from continuing operations	33,649	—	33,649	32,372	—	32,372

Management company income	—	415	415	—	497	497
Interest and other income	—	302	302	—	368	368
Interest expense (c)	(12,174)	(1,877)	(14,051)	(11,889)	(3,249)	(15,138)
Management company expenses	—	(501)	(501)	—	(489)	(489)
General and administrative expenses	—	(1,582)	(1,582)	—	(2,296)	(2,296)
Equity in earnings of unconsolidated joint ventures	200	—	200	258	—	258
Adjustment for depreciation and amortization — unconsolidated joint ventures	196	—	196	176	—	176
Adjustment for depreciation and amortization — discontinued operations	24	—	24	963	—	963
Adjustment for noncontrolling interest — real estate partnerships	(2,234)	—	(2,234)	(1,723)	—	(1,723)
Income from discontinued operations	178	—	178	551	—	551
Dividends on preferred stock	—	(1,200)	(1,200)	—	(1,200)	(1,200)
Gain on involuntary conversion	463	—	463	—	—	—

Funds from operations available to common stockholders (d)	20,302	(4,443)	15,859	20,708	(6,369)	14,339

Depreciation and amortization	(23,556)	—	(23,556)	(21,205)	—	(21,205)
Depreciation and amortization — unconsolidated joint ventures	(196)	—	(196)	(176)	—	(176)
Depreciation and amortization — discontinued operations	(24)	—	(24)	(963)	—	(963)
Depreciation and amortization — noncontrolling interest — real estate partnerships	5,998	—	5,998	4,210	—	4,210
Loss on sale of real estate	(70)	—	(70)	—	—	—

Net income (loss) available to common stockholders	$2,454	$(4,443)	$(1,989)	$2,574	$(6,369)	$(3,795)

Total assets	$1,639,163	$12,401	$1,651,564	$1,742,573	$16,045	$1,758,618

Office and parking properties and real estate development	$1,439,134	$—	$1,439,134	$1,513,963	$—	$1,513,963

Investment in unconsolidated joint ventures	$11,234	$—	$11,234	$11,112	$—	$11,112

Capital expenditures (e)	$8,725	$—	$8,725	$9,666	$—	$9,666

(a)	Included in property operating revenues are rental revenues, customer reimbursements, parking income and other income.

(b)	Included in property operating expenses are real estate taxes, insurance, contract services, repairs and maintenance and other property operating expenses.

(c)	Interest expense for office properties represents interest expense on property secured mortgage debt. It does not include interest expense on the Company’s unsecured line of credit, which is included in “Unallocated and Other”.

(d)	For the three months ended March 31, 2009, FFO includes a gain on involuntary conversion from Hurricane Ike of $463,000 and lease termination fee income of $41,000. For the three months ended March 31, 2008, FFO includes lease termination fee income of $1.1 million, offset by a reduction for a non-cash purchase accounting adjustment of $657,000 and a loss on the extinguishment of debt of $401,000.

(e)	Capital expenditures include building improvements, tenant improvements and deferred leasing costs.

(13) Hurricane Ike Impact
     The Company has 13 wholly-owned properties and one jointly-owned property totaling 2.3 million square feet in Houston, Texas, which sustained some property damage from Hurricane Ike on September 13, 2008. The current estimate of damages for the 14 properties is approximately $6.3 million. The Company estimates that its insurance deductible related to these claims will be approximately $3.0 million. Approximately $370,000 is estimated to represent repair and clean up costs with the remainder representing capitalized costs. The Company expects to record a net gain of approximately $930,000 related to an involuntary conversion of the damaged assets. During the three months ended March 31, 2009, the Company recorded the partial recognition of the gain on involuntary conversion of $463,000 related to Hurricane Ike. The Company expects to recognize the remaining gain on involuntary conversion of approximately $467,000 in subsequent quarters.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     Parkway is a self-administered and self-managed REIT specializing in the acquisition, operation, leasing and ownership of office properties. The Company is geographically focused on the Southeastern and Southwestern United States and Chicago. At April 1, 2009, Parkway owned or had an interest in 66 office properties located in 11 states with an aggregate of approximately 13.5 million square feet of leasable space. Included in the portfolio are one discretionary fund and several partnership arrangements which encompass 21 properties totaling 3.9 million square feet, representing 28.6% of the portfolio. With the discretionary fund and/or partnerships, the Company receives fees for asset management, property management, leasing and construction management services and potentially receives incentive fees upon sale if certain investment targets are achieved. Increasing the number of co-investments, and consequently the related fee income, is part of the Company’s strategy to transform itself to an operator-owner versus an owner-operator. The strategy highlights the Company’s strength in providing excellent service in the operation and acquisition of office properties for investment clients in addition to its direct ownership of real estate assets. Fee-based real estate services are offered through the Company’s wholly owned subsidiary, Parkway Realty Services LLC, which also manages and/or leases approximately 1.8 million square feet for third party owners at April 1, 2009. The Company generates revenue primarily by leasing office space to its customers and providing management and leasing services to third party office property owners (including joint venture interests). The primary drivers behind Parkway’s revenues are occupancy, rental rates and customer retention.
Occupancy. Parkway’s revenues are dependent on the occupancy of its office buildings. At April 1, 2009, occupancy of Parkway’s office portfolio was 89.2% compared to 90.1% at January 1, 2009 and 90.3% at April 1, 2008. Not included in the April 1, 2009 occupancy rate are 16 signed leases totaling 110,000 square feet, which commence during the second and fourth quarters of 2009 and will raise Parkway’s percentage leased to 90.1%. To combat rising vacancy, Parkway utilizes innovative approaches to produce new leases. These include the Broker Bill of Rights, a short-form service agreement and customer advocacy programs which are models in the industry and have helped the Company maintain occupancy around 90% during a time when the national occupancy rate is approximately 85%. Parkway currently projects an average annual occupancy range of approximately 88.5% to 89.5% during 2009 for its office properties.
Rental Rates. An increase in vacancy rates has the effect of reducing market rental rates and vice versa. Parkway’s leases typically have three to seven year terms. As leases expire, the Company replaces the existing leases with new leases at the current market rental rate. At April 1, 2009, Parkway had $0.13 per square foot in rental rate embedded growth in its office property leases. Embedded growth is defined as the difference between the weighted average in place cash rents and the weighted average market rental rate.
Customer Retention. Keeping existing customers is important as high customer retention leads to increased occupancy, less downtime between leases, and reduced leasing costs. Parkway estimates that it costs five to six times more to replace an existing customer with a new one than to retain the customer. In making this estimate, Parkway takes into account the sum of revenue lost during downtime on the space plus leasing costs, which rise as market vacancies increase. Therefore, Parkway focuses a great deal of energy on customer retention. Parkway’s operating philosophy is based on the premise that it is in the customer retention business. Parkway seeks to retain its customers by continually focusing on operations at its office properties. The Company believes in providing superior customer service; hiring, training, retaining and empowering each employee; and creating an environment of open communication both internally and externally with customers and stockholders. Over the past ten years, Parkway maintained an average 72.5% customer retention rate. Parkway’s customer retention for the quarter ending March 31, 2009 was 54.1%, compared to 67.7% for quarter ending December 31,2008, and 57.6% for the quarter ending March 31, 2008. The decrease in customer retention for the first quarter 2009 is primarily attributable to the loss of approximately 68,000 square feet of various customers experiencing financial difficulties.

Discretionary Funds. On July 6, 2005, Parkway, through affiliated entities, entered into a limited partnership agreement forming a $500.0 million discretionary fund with Ohio PERS (“Ohio PERS Fund I”) for the purpose of acquiring high-quality multi-tenant office properties. Ohio PERS is a 75% investor and Parkway is a 25% investor in the fund, which is capitalized with approximately $200.0 million of equity capital and $300.0 million of non-recourse, fixed-rate first mortgage debt. At February 15, 2008, the Ohio PERS Fund I was fully invested.
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
     On May 14, 2008, Parkway, through affiliated entities, entered into a limited partnership agreement forming a $750.0 million discretionary fund, known as Parkway Properties Office Fund II, L.P., (“Texas Teachers Fund II”) with the Teacher Retirement System of Texas (“TRS”) for the purpose of acquiring high-quality multi-tenant office properties. TRS is a 70% investor and Parkway is a 30% investor in the fund, which will be capitalized with approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt. Parkway’s share of the equity contribution for the fund will be $112.5 million and will be funded with proceeds from asset sales, line of credit advances and/or sales of equity securities. The Texas Teachers Fund II targets acquisitions in the core markets of Houston, Austin, San Antonio, Chicago, Atlanta, Phoenix, Charlotte, Memphis, Nashville, Jacksonville, Orlando, Tampa/St. Petersburg, and other growth markets to be determined by Parkway.
     The Texas Teachers Fund II targets properties with an anticipated leveraged internal rate of return of greater than 10%. Parkway serves as the general partner of the fund and provides asset management, property management, leasing and construction management services to the fund, for which it will be paid market-based fees. Cash will be distributed pro rata to each partner until a 9% annual cumulative preferred return is received and invested capital is returned. Thereafter, 56% will be distributed to TRS and 44% to Parkway. Parkway has four years, or through May 2012, to identify and acquire properties (the “Investment Period”), with funds contributed as needed to close acquisitions. Parkway will exclusively represent the fund in making acquisitions within the target markets and acquisitions with certain predefined criteria. Parkway will not be prohibited from making fee-simple or joint venture acquisitions in markets outside of the target markets, acquiring properties within the target markets that do not meet Texas Teachers Fund II’s specific criteria or selling or joint venturing currently owned properties. The term of Texas Teachers Fund II will be seven years from the expiration of the Investment Period, with provisions to extend the term for two additional one-year periods at the discretion of Parkway.
Financial Condition
Comments are for the balance sheet dated March 31, 2009 compared to the balance sheet dated December 31, 2008.
     Office and Parking Properties. In 2008, Parkway continued the execution of its strategy of operating and acquiring office properties, joint venturing interests in office assets, as well as liquidating non-core assets and office assets that no longer meet the Company’s investment criteria or the Company has determined value will be maximized by selling. During the three months ended March 31, 2009, total assets decreased $36.3 million or 2.2% and office and parking properties and real estate development (before depreciation) decreased $3.2 million or 0.2%.
     Dispositions & Improvements. Parkway’s investment in office and parking properties and real estate development decreased $16.1 million net of depreciation to a carrying amount of $1.4 billion at March 31, 2009, and consisted of 60 office and parking properties. The primary reason for the decrease in office and parking properties relates to the net effect of the building improvements, development costs, the sale of one office property, and depreciation recorded during the period.

     On February 20, 2009, the Company sold Lynnwood Plaza, an 82,000 square foot office property located in Hampton Roads, Virginia, for a gross sales price of $7.8 million. Parkway received net cash proceeds from the sale of $7.1 million, which were used to reduce amounts outstanding under the Company’s line of credit. During the fourth quarter of 2008, the Company recognized an impairment loss of $1.1 million related to this property. Parkway Realty Services LLC, a subsidiary of the Company, was retained to provide management and leasing services for the property under a one-year agreement. Therefore, all revenue and expenses for this property are included as a component of continuing operations.
     During the three months ended March 31, 2009, the Company capitalized building improvements and additional purchase expenses of $6.6 million and recorded depreciation expense of $17.0 million related to its office and parking properties.
     Office Property Held for Sale. During the quarter ended March 31, 2009, Parkway classified Atrium at Stoneridge, a 108,000 square foot office property in Columbia, South Carolina, as held for sale. The gross sales price of this asset is approximately $7.8 million with $350,000 in non-refundable earnest money. In connection with the sale of the Atrium at Stoneridge, the Company expects to seller finance a $5.4 million note receivable that will bear interest at 6.75% per annum on an interest-only basis through maturity in 2014. A non-cash impairment loss of $727,000 was recorded during the fourth quarter of 2008 on this asset. In accordance with GAAP, all current and prior period income from Atrium at Stoneridge has been classified as discontinued operations.
     Rents Receivable and Other Assets. For the three months ended March 31, 2009, rents receivable and other assets decreased $16.0 million or 13.5%. The net decrease is primarily due to the decrease in escrow bank account balances, which was caused by the release of funds in connection with payment of property taxes and office property capital expenditures, and the decrease in the receivables for insurance proceeds related to Hurricane Ike.

     Intangible Assets, Net. For the three months ended March 31, 2009, intangible assets net of related amortization decreased $4.7 million or 5.9% and was primarily due to the effect of amortization of the existing intangible assets for the period.
     Notes Payable to Banks. Notes payable to banks increased $15.1 million or 8.1% during the three months ended March 31, 2009. At March 31, 2009, notes payable to banks totaled $201.0 million and the net increase is primarily attributable to advances under the line of credit to make improvements to office properties and retire existing debt, offset by proceeds received from the sale of one office property.
     Mortgage Notes Payable. During the three months ended March 31, 2009, mortgage notes payable decreased $25.0 million or 2.9% and is due to scheduled principal payments on mortgages of $3.2 million and the retirement of existing mortgage debt of $21.8 million.
      On February 27, 2009, the Company paid off the mortgage note payable secured by 1717 St. James, 5300 Memorial and Town and Country office buildings in Houston, Texas, with a total principal balance of $21.8 million with advances under the Company’s line of credit. The mortgage had an interest rate of 4.83% and was scheduled to mature on March 1, 2009. The mortgage represented the Company’s only outstanding maturity in 2009.
     On May 4, 2009, the Company placed an $18.5 million seven-year non-recourse first mortgage with a fixed interest rate of 7.6% per annum, and the proceeds were used to reduce borrowings under the line of credit. The mortgage is secured by the 5300 Memorial and Town and Country office buildings in Houston, Texas.
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
     The computation of the interest, fixed charge and modified fixed charge coverage ratios and the reconciliation of net income to EBITDA is as follows for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended
	March 31
	2009	2008
Net Loss	$(789)	$(2,595)

Adjustments to Net Loss:
Interest Expense	13,560	14,674
Amortization of Financing Costs	491	446
Prepayment Expense — Early Extinguishment of Debt	—	401
Depreciation and Amortization	23,580	22,168
Amortization of Share Based Compensation	661	454
Net Gain on Real Estate and Involuntary Conversion	(393)	—
Tax Expense	16	—
EBITDA Adjustments — Unconsolidated Joint Ventures	324	304
EBITDA Adjustments — Noncontrolling Interest in Real Estate Partnerships	(9,136)	(6,883)

EBITDA (1)	$28,314	$28,969

Interest Coverage Ratio:
EBITDA	$28,314	$28,969

Interest Expense:
Interest Expense	$13,560	$14,674
Capitalized Interest	—	156
Interest Expense — Unconsolidated Joint Ventures	125	125
Interest Expense — Noncontrolling Interest in Real Estate Partnerships	(3,069)	(2,612)

Total Interest Expense	$10,616	$12,343

Interest Coverage Ratio	2.67	2.35

Fixed Charge Coverage Ratio:
EBITDA	$28,314	$28,969

Fixed Charges:
Interest Expense	$10,616	$12,343
Preferred Dividends	1,200	1,200
Principal Payments (Excluding Early Extinguishment of Debt)	3,230	3,792
Principal Payments — Unconsolidated Joint Ventures	33	13
Principal Payments — Noncontrolling Interest in Real Estate Partnerships	(142)	(86)

Total Fixed Charges	$14,937	$17,262

Fixed Charge Coverage Ratio	1.90	1.68

Modified Fixed Charge Coverage Ratio:
EBITDA	$28,314	$28,969

Modified Fixed Charges:
Interest Expense	$10,616	$12,343
Preferred Dividends	1,200	1,200

Total Modified Fixed Charges	$11,816	$13,543

Modified Fixed Charge Coverage Ratio	2.40	2.14

(1)	Parkway defines EBITDA, a non-GAAP financial measure, as net income before interest, income taxes, depreciation, amortization, losses on early extinguishment of debt and other gains and losses. EBITDA, as calculated by us, is not comparable to EBITDA reported by other REITs that do not define EBITDA exactly as we do.

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
     Parkway views EBITDA primarily as a liquidity measure and, as such, the GAAP financial measure most directly comparable to it is cash flows provided by operating activities. Because EBITDA is not a measure of financial performance calculated in accordance with GAAP, it should not be considered in isolation or as a substitute for operating income, net income, cash flows provided by operating, investing and financing activities prepared in accordance with GAAP. The following table reconciles EBITDA to cash flows provided by operating activities for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended
	March 31
	2009	2008
EBITDA	$28,314	$28,969
Amortization of Above (Below) Market Leases	(219)	57
Amortization of Mortgage Loan Discount	(145)	(123)
Operating Distributions from Unconsolidated Joint Ventures	161	382
Interest Expense	(13,560)	(14,674)
Prepayment Expense — Early Extinguishment of Debt	—	(401)
Tax Expense	(16)	—
Change in Deferred Leasing Costs	(2,131)	(3,056)
Change in Receivables and Other Assets	13,561	10,403
Change in Accounts Payable and Other Liabilities	(12,782)	(12,582)
Adjustments for Noncontrolling Interests	5,372	4,396
Adjustments for Unconsolidated Joint Ventures	(524)	(562)

Cash Flows Provided by Operating Activities	$18,031	$12,809

     Equity. Total equity decreased $9.4 million or 1.8% during the three months ended March 31, 2009, as a result of the following (in thousands):

Increase
(Decrease)
Net loss attributable to Parkway Properties, Inc.	$(789)
Net loss attributable to noncontrolling interest	(3,764)

Net loss	(4,553)
Change in market value of interest rate swaps	372

Comprehensive loss	(4,181)
Common stock dividends declared	(4,989)
Preferred stock dividends declared	(1,200)
Shares withheld to satisfy tax withholding obligation on vesting of restricted stock	(42)
Share based compensation expense	661
Shares distributed from deferred compensation plan	342

$(9,409)

     On April 28, 2009, the Company sold 6.25 million shares of common stock to UBS Investment Bank at a gross offering price of $13.71 per share and a net price of $13.56 per share. The Company used the net proceeds of approximately $84.5 million to reduce outstanding borrowings under the Company’s line of credit and for general corporate purposes.

Results of Operations
Comments are for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.
     Net loss available to common stockholders for the three months ended March 31, 2009 was $2.0 million ($0.13 per basic common share) as compared to net loss available to common stockholders of $3.8 million ($0.25 per basic common share) for the three months ended March 31, 2008. The primary reason for the decrease in net loss for the three months ended March 31, 2009, is due to the net effect of increased net operating income from office properties and reduction in interest expense, offset by increased depreciation expense.
     Office and Parking Properties. The analysis below includes changes attributable to same-store properties, acquisitions and dispositions of office properties. Same-store properties are those that the Company owned for the current and prior year reporting periods, excluding properties classified as discontinued operations. At March 31, 2009, same-store properties consisted of 55 properties comprising 11.1 million square feet. Properties acquired or developed in 2008 that do not meet the definition of same-store properties consisted of four properties with 1.3 million square feet.
     The following table represents revenue from office and parking properties for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31
			Increase	%
	2009	2008	(Decrease)	Change

Revenue from office and parking properties:
Same-store properties	$59,016	$58,115	$901	1.6%
Properties acquired in 2008	7,315	3,763	3,552	94.4%
Office property development	843	—	843	0.0%
Properties disposed	196	354	(158)	-44.6%

Total revenue from office and parking properties	$67,370	$62,232	$5,138	8.3%

     Revenue from office and parking properties for same-store properties increased $901,000 for the three months ended March 31, 2009, compared to the same period for 2008. The primary reason for the increase is due to an increase in same-store average rental rates for same-store properties for the three months ended March 31, 2009 compared to March 31, 2008. Average same-store rental rates increased 3.2% for the three months ended March 31, 2009 compared to the same period of 2008. Additionally, expense reimbursement income increased as a result of higher property operating expenses offset by a decrease in lease termination fee income.
     The following table represents property operating expenses for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31
			Increase	%
	2009	2008	(Decrease)	Change

Property operating expenses:
Same-store properties	$29,476	$27,904	$1,572	5.6%
Properties acquired in 2008	3,686	1,777	1,909	107.4%
Office property development	433	2	431	21550.0%
Properties disposed	126	177	(51)	-28.8%

Total property operating expenses	$33,721	$29,860	$3,861	12.9%

     Property operating expenses for same-store properties increased $1.6 million for the three months ended March 31, 2009, compared to the same period of 2008. The primary reason for the increase is due to increased utilities and real estate taxes.
     Depreciation and amortization expense attributable to office and parking properties increased $2.4 million for the three months ended March 31, 2009, compared to the same period for 2008 and is due to the additional depreciation expense associated with the acquisition of office properties in 2008 and improvements to properties.

     Hurricane Ike Impact. The Company has 13 wholly-owned properties and one jointly-owned property totaling 2.3 million square feet in Houston, Texas, which sustained some property damage from Hurricane Ike on September 13, 2008. The current estimate of damages for the 14 properties is approximately $6.3 million. The Company estimates that its insurance deductible related to these claims will be approximately $3.0 million. Approximately $370,000 is estimated to represent repair and clean up costs with the remainder representing capitalized costs. The Company expects to record a net gain of approximately $930,000 related to an involuntary conversion of the damaged assets. During the three months ended March 31, 2009, the Company recorded the partial recognition of the gain on involuntary conversion of $463,000 related to Hurricane Ike. The Company expects to recognize the remaining gain on involuntary conversion of approximately $467,000 in subsequent quarters.
     Share-Based Compensation Expense. Effective January 1, 2006, Parkway adopted FASB Statement No. 123(R), Share-Based Payment (“FAS 123(R)”) using the modified-prospective transition method. In the past the Company had granted stock options for a fixed number of shares to employees and directors with an exercise price equal to or above the fair value of the shares at the date of grant. However, no stock options have been granted to employees since 2002 or to directors since 2003. Since 2003, Parkway has elected to grant restricted shares and deferred incentive share units instead of stock options. Therefore, the adoption of FAS 123(R) has not had a material impact on income from continuing operations, net income, cash flow from operations, cash flow from financing activities or basic and diluted earnings per share.
     Compensation expense related to restricted shares and deferred incentive share units of $661,000 and $454,000 was recognized for the three months ended March 31, 2009 and 2008, respectively. Total compensation expense related to nonvested awards not yet recognized was $4.2 million at March 31, 2009. Of the total not yet recognized at March 31, 2009, $2.6 million and $1.6 million are subject to service conditions and performance conditions, respectively. The weighted average period over which the expense subject to service and performance conditions is expected to be recognized is approximately 2.1 years. For the remainder of 2009, the Company expects recognize approximately $2.0 million of additional compensation expense on nonvested awards subject to service and performance conditions.
     During the three months ended March 31, 2009, a total of 30,416 restricted shares were issued to officers of the Company. These shares vested upon the achievement of the goals of the GEAR UP Plan. The compensation expense relating to the vesting of the GEAR UP performance-based restricted shares was recognized in 2008.
     On February 3, 2009, the Board of Directors approved the grant of 120,000 restricted shares to officers of the Company. The shares were valued at $1.9 million and will vest subject to certain performance-based goals in 2009 at a rate of 30,000 shares per year over the four years following the grant date.
     General and Administrative Expense. General and administrative expense decreased $714,000 for the three months ended March 31, 2009, compared to the same period of 2008 and is primarily attributable to decreased personnel costs.

     Interest Expense. Interest expense, including amortization, decreased $1.1 million for the three months ended March 31, 2009, compared to the same period of 2008 and is comprised of the following (in thousands):

	Three Months Ended March
			Increase	%
	2009	2008	(Decrease)	Change

Interest expense:
Mortgage interest expense	$11,897	$11,203	$694	6.2%
Bank line interest expense	1,663	3,094	(1,431)	-46.3%
Debt prepayment expense	—	401	(401)	-100.0%
Mortgage loan cost amortization	277	285	(8)	-2.8%
Bank loan cost amortization	214	155	59	38.1%

Total interest expense	$14,051	$15,138	$(1,087)	-7.2%

     Mortgage interest expense increased $694,000 or 6.2% for the three months ended March 31, 2009, compared to the same period for 2008 and is due to the net effect of new loans placed in 2008, the refinancing of one loan in 2008 and the early extinguishment of three mortgages in 2008 and one mortgage in 2009. The average interest rate on mortgage notes payable at March 31, 2009 and 2008 was 5.5% and 5.7%, respectively.
     Bank line interest expense decreased $1.4 million for the three months ended March 31, 2009, compared to the same period of 2008, and is primarily due to a decrease in average borrowings of $45.6 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, and a decrease in average interest rate from 5.4% to 3.4% for the same period. The decrease in average borrowings is primarily due to proceeds received from the sale of assets, offset by borrowings due to additional purchases of office investments in 2008 and retirement of debt.
     Discontinued Operations. Discontinued operations is comprised of the following for the three months ending March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31
				%
	2009	2008	Decrease	Change
Discontinued operations:
Income from discontinued operations	$178	$551	$(373)	-67.7%

Total discontinued operations	$178	$551	$(373)	-67.7%

     The net gains and all current and prior period income from the following office property dispositions are included in discontinued operations for the three months ending March 31, 2009 and 2008 (in thousands).

					Net Book
		Square	Date of	Net Sales	Value of	Gain
Office Property	Location	Feet	Sale	Proceeds	Real Estate	on Sale

Town Point Center	Norfolk, Virginia	131	07/15/08	$12,180	$10,621	$1,559
Wachovia Plaza	St. Petersburg, Florida	186	08/18/08	25,492	16,154	9,338
Capitol Center	Columbia, South Carolina	460	09/05/08	46,792	35,101	11,691

2008 Dispositions		777		$84,464	$61,876	$22,588

     During the quarter ended March 31, 2009, Parkway classified Atrium at Stoneridge, a 108,000 square foot office property in Columbia, South Carolina, as held for sale. The gross sales price of this asset is approximately $7.8 million with $350,000 in non-refundable earnest money. In connection with the sale of the Atrium at Stoneridge, the Company expects to seller finance a $5.4 million note receivable that will bear interest at 6.75% per annum on an interest-only basis through maturity in 2014. A non-cash impairment loss of $727,000 was recorded during the fourth quarter of 2008 on this asset. In accordance with generally accepted accounting principles, all current and prior period income from Atrium at Stoneridge has been classified as discontinued operations.

Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Standard of Financial Accounting Standards Board (“SFAS”) No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which revised the previously issued SFAS No. 141 (“SFAS No. 141”). SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141, but expands the scope to include all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) requires that the acquisition related transaction costs be expensed as incurred. SFAS No. 141(R) also includes new disclosure requirements. At March 31, 2009, the application of SFAS No. 141(R) had not impacted the Company’s overall financial position and results of operations.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Upon adoption of SFAS No. 160, the Company reclassified its noncontrolling interest in real estate partnerships from minority interest to equity in the accompanying March 31, 2009 and December 31, 2008 consolidated balance sheets. In addition, the Company has separately disclosed the amount of consolidated net loss attributable to the Company and its noncontrolling interest in consolidated real estate partnerships in the accompanying March 31, 2009 and 2008 consolidated statements of income.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which is an amendment of FASB Statement No. 133. SFAS No. 161 requires all entities with derivative instruments to disclose information regarding how and why the entity uses derivative instruments and how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows. The Statement is effective prospectively for periods beginning on or after November 15, 2008. The application of SFAS No. 161 had an immaterial impact on the Company’s overall financial position and results of operations upon adoption January 1, 2009.
     In November 2008, the Emerging Issues Task Force (“EITF”) issued EITF 08-6, “Equity Method Investment Accounting Considerations,” which applies to all investments accounted for under the equity method and clarifies the accounting for certain transactions and impairment considerations involving those investments. EITF 08-6 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The adoption of EITF 08-6 on January 1, 2009, had an immaterial impact on the Company’s overall financial position and results of operation.
Liquidity and Capital Resources
     Statement of Cash Flows. Cash and cash equivalents were $15.5 million and $15.3 million at March 31, 2009 and December 31, 2008, respectively. Cash flows provided by operating activities for the three months ended March 31, 2009 and 2008 were $18.0 million and $12.8 million, respectively. The increase in cash flows from operating activities of $5.2 million is primarily attributable to the effect of the timing of receipt of revenues and payment of expenses and a decrease in deferred leasing costs.
     Cash used in investing activities was $1.8 million for the three months ended March 31, 2009 compared to $243.8 million for the same period of 2008. The decrease in cash used in investing activities of $242.0 million is primarily due to the effect of office property purchases in 2008.
     Cash used in financing activities was $16.1 million for the three months ended March 31, 2009 compared to cash provided by financing activities of $234.6 million for the same period of 2008. The decrease in cash provided by financing activities of $250.7 million is primarily due to additional mortgage placements in 2008 and contributions from noncontrolling interest partners to fund office property purchases in 2008.

     Liquidity. The Company plans to continue pursuing the acquisition of additional investments that meet the Company’s investment criteria and intends to use the Company’s line of credit, proceeds from the refinancing of mortgages, proceeds from the sale of non-core assets and office properties, proceeds from the sale of portions of owned assets through joint ventures, possible sales of securities and cash balances to fund those acquisitions.
     The Company’s cash flows are exposed to interest rate changes primarily as a result of its line of credit used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations. The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows at fixed rates, but also utilizes an unsecured revolving credit facility, an unsecured term loan and an unsecured line of credit (“the Company’s line of credit”).
     The Company’s line of credit allows Parkway to borrow up to a combined $311.0 million and it matures in April 2011. At March 31, 2009, the Company had a total of $201.0 million outstanding under its line of credit. At March 31, 2009, the following amounts were outstanding under the line of credit (in thousands):

				Outstanding
Line of Credit	Lender	Interest Rate	Maturity	Balance

$15.0 Million Unsecured Line of Credit (1)	PNC Bank	—	04/27/11	$—
$236.0 Million Unsecured Line of Credit (2)	Wells Fargo	2.7%	04/27/11	141,000
$60.0 Million Unsecured Term Loan (3)	Wells Fargo	4.9%	04/27/11	60,000

		3.4%		$201,000

(1)	The interest rate on the $15.0 million unsecured line of credit with PNC Bank is currently LIBOR plus 200 basis points. On December 23, 2008, the Company renewed and extended this line to April 2011. The Company pays fees on the unused portion of the line of 25 basis points.

(2)	The $236.0 million unsecured line of credit is led by Wells Fargo and syndicated to eight other banks. The interest rate on the line of credit is currently LIBOR plus 130 basis points or the Prime interest rate plus 25 basis points. At March 31, 2009, all amounts outstanding under the line of credit with interest rates not fixed by an interest rate swap agreement are borrowed at LIBOR plus 130 basis points. The Company pays an annual administration fee of $35,000 and fees on the unused portion of the revolver ranging between 12.5 and 20 basis points based upon overall Company leverage, with the rate set at 12.5 basis points at March 31, 2009.

(3)	The $60.0 million unsecured term loan is led by Wells Fargo and syndicated to eight other banks. The interest rate on the term loan is fixed by an interest rate swap agreement. Excluding the interest rate swap agreement, the interest rate on the term loan is LIBOR plus 130 basis points.

     To protect against the potential for rapidly rising interest rates, the Company entered into interest rate swap agreements in 2008. The Company designated the swaps as hedges of the variable interest rates on the Company’s borrowings under the Wells Fargo unsecured revolving credit facility and a portion of the debt placed on the Pinnacle at Jackson Place. These swaps are considered to be fully effective and changes in the fair value of the swaps are recognized in accumulated other comprehensive income. The Company’s interest rate hedge contracts at March 31, 2009 and 2008 are summarized as follows (in thousands):

						Fair Market Value Liability
Type of	Balance Sheet	Notional	Maturity		Fixed	March 31
Hedge	Location	Amount	Date	Reference Rate	Rate	2009	2008

Swap	Accounts payable and other liabilities	$50,000	06/30/08	1-Month LIBOR	4.380%	$—	$(221)
Swap	Accounts payable and other liabilities	$30,000	08/31/08	1-Month LIBOR	4.924%	—	(305)
Swap	Accounts payable and other liabilities	$40,000	12/31/08	1-Month LIBOR	4.360%	—	(647)
Swap	Accounts payable and other liabilities	$20,000	12/31/08	1-Month LIBOR	4.245%	—	(292)
Swap	Accounts payable and other liabilities	$100,000	03/31/11	1-Month LIBOR	4.935%	(5,119)	—
Swap	Accounts payable and other liabilities	$23,500	12/01/14	1-Month LIBOR	5.800%	(2,237)	—

						$(7,356)	$(1,465)

     At March 31, 2009, the Company had $844.6 million in mortgage notes payable with an average interest rate of 5.5% secured by office properties and $201.0 million drawn under the Company’s line of credit. Parkway’s pro rata share of unconsolidated joint venture debt was $9.7 million with an average interest rate of 5.1% at March 31, 2009.
      The Company monitors the total debt to total asset value ratio as defined in the loan agreements for the Company’s line of credit. In addition to the total debt to total asset value ratio, the Company also monitors interest, fixed charge and modified fixed charge coverage ratios. The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization (“EBITDA”). This ratio for the three months ended March 31, 2009 and 2008 was 2.67 and 2.35 times, respectively. The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA. This ratio for the three months ended March 31, 2009 and 2008 was 1.90 and 1.68 times, respectively. The modified fixed charge coverage ratio is computed by comparing the cash interest accrued and preferred dividends paid to EBITDA. This ratio for the three months ended March 31, 2009 and 2008 was 2.40 and 2.14 times, respectively. Management believes the total debt to total asset value, interest coverage, fixed charge coverage and modified fixed charge coverage ratios provide useful information on total debt levels as well as the Company’s ability to cover interest, principal and/or preferred dividend payments with current income.

     The table below presents the principal payments due and weighted average interest rates for the mortgage notes payable at March 31, 2009 (in thousands).

		Total		Recurring
	Average	Mortgage	Balloon	Principal
	Interest Rate	Maturities	Payments	Amortization

Schedule of Mortage Maturities by Years:
2009*	5.5%	$9,705	$—	$9,705
2010	5.8%	139,555	126,411	13,144
2011	6.0%	111,752	102,694	9,058
2012	5.9%	64,516	56,738	7,778
2013	5.9%	8,111	—	8,111
2014	5.9%	8,818	—	8,818
Thereafter	5.3%	502,128	469,095	33,033

Total		$844,585	$754,938	$89,647

Fair value at 3/31/09		$806,392

*	Remaining nine months
     The Company presently has plans to make additional capital improvements at its office properties in 2009 of approximately $26.6 million. These expenditures include tenant improvements, leasing costs, capitalized acquisition costs and capitalized building improvements. Approximately $6.8 million of these improvements relate to upgrades on properties acquired in recent years that were anticipated at the time of purchase. All such improvements are expected to be financed by cash flow from the properties, capital expenditure escrow accounts, advances on the Company’s line of credit and contributions from partners.
     On February 20, 2009, the Company sold Lynnwood Plaza, an 82,000 square foot office property located in Hampton Roads, Virginia, for a gross sales price of $7.8 million. Parkway received net cash proceeds from the sale of $7.1 million, which were used to reduce amounts outstanding under the Company’s line of credit. During the fourth quarter of 2008, the Company recognized an impairment loss of $1.1 million related to this property. Parkway Realty Services LLC, a subsidiary of the Company, was retained to provide management and leasing services for the property under a one-year agreement. Therefore, all revenue and expenses for this property are included as a component of continuing operations.
     On February 27, 2009, the Company paid off the mortgage note payable secured by 1717 St. James, 5300 Memorial and Town and Country office buildings in Houston, Texas, with a total principal balance of $21.8 million with advances under the Company’s line of credit. The mortgage had an interest rate of 4.83% and was scheduled to mature on March 1, 2009. The mortgage represented the Company’s only outstanding maturity in 2009.
     On April 28, 2009, the Company sold 6.25 million shares of common stock to UBS Investment Bank at a gross offering price of $13.71 per share and a net price of $13.56 per share. The Company used the net proceeds of approximately $84.5 million to reduce outstanding borrowings under the Company’s line of credit and for general corporate purposes.
     On May 4, 2009, the Company placed an $18.5 million seven-year non-recourse first mortgage with a fixed interest rate of 7.6% per annum, and the proceeds were used to reduce borrowings under the line of credit. The mortgage is secured by the 5300 Memorial and Town and Country office buildings in Houston, Texas.

     The Company anticipates that its current cash balance, operating cash flows, contributions from partners and borrowings (including borrowings under the working capital line of credit) will be adequate to pay the Company’s (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders, (iv) capital improvements, and (v) normal repair and maintenance expenses at its properties, both in the short and long term. In addition, the Company may use proceeds from sales of assets, possible sales of equity securities and borrowings to fund property acquisitions and pay debts as they mature.
Contractual Obligations
     See information appearing under the caption “Financial Condition — Notes Payable to Banks and Mortgage Notes Payable” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of changes in long-term debt since December 31, 2008.
Funds From Operations
     Management believes that funds from operations available to common shareholders (“FFO”) is an appropriate measure of performance for equity REITs and computes this measure in accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition of FFO. Funds from operations is defined by NAREIT as net income (computed in accordance with GAAP), excluding gains or losses from sales of property and extraordinary items under GAAP, plus depreciation and amortization, and after adjustments to derive the Company’s pro rata share of FFO of consolidated and unconsolidated joint ventures. Further, the Company does not adjust FFO to eliminate the effects of non-recurring charges. The Company believes that FFO is a meaningful supplemental measure of its operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses. However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient. Thus, NAREIT created FFO as a supplemental measure of operating performance for real estate investment trusts that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. The Company believes that the use of FFO, combined with the required GAAP presentations, has been beneficial in improving the understanding of operating results of real estate investment trusts among the investing public and making comparisons of operating results among such companies more meaningful. FFO as reported by Parkway may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition. Funds from operations do not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States and is not an indication of cash available to fund cash needs. Funds from operations should not be considered an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flow as a measure of liquidity.

     The following table presents a reconciliation of the Company’s net income to FFO for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended
	March 31
	2009	2008
Net Loss	$(789)	$(2,595)
Adjustments to Net Loss:
Preferred Dividends	(1,200)	(1,200)
Depreciation and Amortization	23,556	21,205
Depreciation and Amortization — Discontinued Operations	24	963
Noncontrolling Interest Depreciation and Amortization	(5,998)	(4,210)
Adjustments for Unconsolidated Joint Ventures	196	176
Loss on Sale of Real Estate	70	—

Funds From Operations Available to Common Shareholders	$15,859	$14,339

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

Item 4. Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that at the end of the Company’s most recent fiscal quarter, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.
     During the period covered by this report, the Company reviewed its internal controls, and there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
     There have been no material changes to the risk factors previously disclosed in Parkway’s Form 10-K for the year ended December 31, 2008. For a full description of these risk factors, please refer to Item 1A—Risk Factors, in the 2008 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			(c) Total Number	(d) Maximum Number
			of Shares Purchased	of Shares that
	(a) Total Number	(b) Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs

01/01/09 to 01/31/09	—	$—	—	—
02/01/09 to 02/28/09	3,594 (1)	$11.63	—	—
03/01/09 to 03/31/09	—	$—	—	—

Total	3,594	$11.63	—	—

(1)	As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy tax withholding obligations for employees in connection with the vesting of stock. Shares withheld for tax withholding obligations do not affect the total number of shares available for repurchase under any approved common stock repurchase plan. At March 31, 2009, the Company did not have an authorized stock repurchase plan in place.
Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 5, 2009	PARKWAY PROPERTIES, INC.
	BY:	/s/ Mandy M. Pope
Mandy M. Pope, CPA
Senior Vice President, Controller and Chief Accounting Officer