Form 10-Q
period 2009-06-30
PARKWAY PROPERTIES INC
filed 2009-08-06
CIK 729237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended June 30, 2009
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

P.O. Box 24647

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

Yes ☐  No ☐*   (*Registrant is not subject to the requirements of Rule 405 of Regulation S-T at this time.)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

21,621,052 shares of Common Stock, $.001 par value, were outstanding at August 3, 2009.

PARKWAY PROPERTIES, INC.

FORM 10-Q

TABLE OF CONTENTS

FOR THE QUARTER ENDED JUNE 30, 2009

		Page
Part I. Financial Information
Item 1.	Financial Statements

	Consolidated Balance Sheets, June 30, 2009 and December 31, 2008	3

	Consolidated Statements of Income for the Three Months and Six Months Ended
	June 30, 2009 and 2008	4

	Consolidated Statement of Changes in Equity for the Six Months Ended	6
	June 30, 2009

	Consolidated Statements of Cash Flows for the Six Months Ended	7
	June 30, 2009 and 2008

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

Part II. Other Information

Item 1A.	Risk Factors	37

Item 4.	Submission of Matters to a Vote of Security Holders	38

Item 6.	Exhibits	38

Signatures

Authorized Signatures		39

PARKWAY PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30	December 31
	2009	2008
	(Unaudited)
Assets
Real estate related investments:
Office and parking properties	$1,721,367	$1,737,549
Office property held for sale	6,824	-
Real estate development	609	609
Accumulated depreciation	(309,324)	(282,919)
	1,419,476	1,455,239
Land available for sale	750	750
Mortgage loan	7,812	7,519
Investment in unconsolidated joint ventures	11,326	11,057
	1,439,364	1,474,565
Rents receivable and other assets	109,469	118,512
Intangible assets, net	71,121	79,460
Cash and cash equivalents	28,467	15,318
	$1,648,421	$1,687,855
Liabilities
Notes payable to banks	$100,000	$185,940
Mortgage notes payable	859,704	869,581
Accounts payable and other liabilities	86,487	98,894
	1,046,191	1,154,415
Equity
Parkway Properties, Inc. shareholders’ equity
8.00% Series D Preferred stock, $.001 par value,
2,400,000 shares authorized, issued and outstanding	57,976	57,976
Common stock, $.001 par value, 67,600,000 shares authorized, 21,621,052
and 15,253,396 shares issued and outstanding in 2009 and 2008, respectively	22	15
Common stock held in trust, at cost, 71,255 and 85,300 shares in 2009 and
2008, respectively	(2,399)	(2,895)
Additional paid-in capital	514,100	428,367
Accumulated other comprehensive loss	(5,547)	(7,728)
Accumulated deficit	(83,770)	(69,487)
Total Parkway Properties, Inc. shareholders’ equity	480,382	406,248
Noncontrolling interest - real estate partnerships	121,848	127,192
Total equity	602,230	533,440
	$1,648,421	$1,687,855

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended
	June 30
	2009	2008
	(Unaudited)
Revenues
Income from office and parking properties	$66,113	$65,376
Management company income	731	410
Total revenues	66,844	65,786

Expenses
Property operating expenses	31,381	31,173
Depreciation and amortization	21,720	22,443
Management company expenses	632	432
General and administrative	1,369	2,092
Total expenses	55,102	56,140

Operating income	11,742	9,646

Other income and expenses
Interest and other income	309	306
Equity in earnings of unconsolidated joint ventures	227	289
Gain on involuntary conversion	279	-
Gain on sale of real estate	540	-
Interest expense	(14,050)	(14,972)

Loss from continuing operations	(953)	(4,731)

Discontinued operations:
Income from discontinued operations	236	732
Net loss	(717)	(3,999)
Net loss attributable to noncontrolling interest - real estate partnerships	1,637	2,063
Net income (loss) for Parkway Properties, Inc.	920	(1,936)
Change in market value of interest rate swaps	1,809	1,936
Comprehensive income	$2,729	$-

Net income (loss) for Parkway Properties, Inc.	$920	$(1,936)
Dividends on preferred stock	(1,200)	(1,200)
Net loss available to common stockholders	$(280)	$(3,136)

Net loss per common share:
Basic:
Loss from continuing operations attributable to Parkway Properties, Inc.	$(0.02)	$(0.26)
Discontinued operations	0.01	0.05
Net loss attributable to Parkway Properties, Inc.	$(0.01)	$(0.21)

Diluted:
Loss from continuing operations attributable to Parkway Properties, Inc.	$(0.02)	$(0.26)
Discontinued operations	0.01	0.05
Net loss attributable to Parkway Properties, Inc.	$(0.01)	$(0.21)

Dividends per common share	$0.325	$0.65

Weighted average shares outstanding:
Basic	19,457	15,024
Diluted	19,457	15,024

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Six Months Ended
	June 30
	2009	2008
	(Unaudited)
Revenues
Income from office and parking properties	$133,483	$127,608
Management company income	1,146	907
Total revenues	134,629	128,515

Expenses
Property operating expense	65,102	61,032
Depreciation and amortization	45,276	43,649
Management company expenses	1,133	921
General and administrative	2,951	4,388
Total expenses	114,462	109,990

Operating income	20,167	18,525

Other income and expenses
Interest and other income	611	674
Equity in earnings of unconsolidated joint ventures	427	547
Gain on involuntary conversion	742	-
Gain on sale of real estate	470	-
Interest expense	(28,101)	(30,110)

Loss from continuing operations	(5,684)	(10,364)

Discontinued operations:
Income from discontinued operations	414	1,283
Net loss	(5,270)	(9,081)
Net loss attributable to noncontrolling interest - real estate partnerships	5,401	4,550
Net income (loss) for Parkway Properties, Inc.	131	(4,531)
Change in market value of interest rate swaps	2,181	829
Comprehensive income (loss)	$2,312	$(3,702)

Net income (loss) for Parkway Properties, Inc.	$131	$(4,531)
Dividends on preferred stock	(2,400)	(2,400)
Net loss available to common stockholders	$(2,269)	$(6,931)

Net loss per common share:
Basic:
Loss from continuing operations attributable to Parkway Properties, Inc.	$(0.15)	$(0.55)
Discontinued operations	0.02	0.09
Net loss attributable to Parkway Properties, Inc.	$(0.13)	$(0.46)

Diluted:
Loss from continuing operations attributable to Parkway Properties, Inc.	$(0.15)	$(0.55)
Discontinued operations	0.02	0.09
Net loss attributable to Parkway Properties, Inc.	$(0.13)	$(0.46)

Dividends per common share	$0.65	$1.30

Weighted average shares outstanding:
Basic	17,262	15,013
Diluted	17,262	15,013

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In thousands, except share and per share data)

(Unaudited)

	Parkway Properties, Inc. Shareholders
					Accumulated		Total	Noncontrolling
			Common	Additional	Other		Parkway	Interest –
	Preferred	Common	Stock Held	Paid-In	Comprehensive	Accumulated	Properties, Inc.	Real Estate	Total
	Stock	Stock	in Trust	Capital	Loss	Deficit	Shareholders’ Equity	Partnerships	Equity
Balance at December 31, 2008 as
previously reported	$57,976	$15	$(2,895)	$428,367	$(7,728)	$(69,487)	$406,248	$-	$406,248
Reclassification upon the adoption of
SFAS No. 160	-	-	-	-	-	-	-	127,192	127,192
Balance at December 31, 2008 as
presented	57,976	15	(2,895)	428,367	(7,728)	(69,487)	406,248	127,192	533,440
Comprehensive income (loss)
Net income (loss)	-	-	-	-	-	131	131	(5,401)	(5,270)
Change in fair value of interest
rate swaps	-	-	-	-	2,181	-	2,181	-	2,181
Total comprehensive income (loss)	-	-	-	-	-	-	2,312	(5,401)	(3,089)
Common dividends declared -
$0.325 per share	-	-	-	-	-	(12,014)	(12,014)	-	(12,014)
Preferred dividends declared -
$0.50 per share	-	-	-	-	-	(2,400)	(2,400)	-	(2,400)
Share-based compensation	-	-	-	1,281	-	-	1,281	-	1,281
Stock offering – 6,250,000 shares
of common stock	-	7	-	84,452	-	-	84,459	-	84,459
Shares issued in lieu of Directors’ fees	-	-	-	42	-	-	42	-	42
Purchase of Company stock – 3,594
shares withheld to satisfy tax
withholding obligations in
connection with the vesting
of restricted stock	-	-	-	(42)	-	-	(42)	-	(42)
Distribution of 15,125 shares of
common stock, deferred
compensation plan	-	-	511	-	-	-	511	-	511
Contribution of 1,080 shares
of common stock,
deferred compensation plan	-	-	(15)	-	-	-	(15)	-	(15)
Contribution of capital by
noncontrolling interests	-	-	-	-	-	-	-	57	57

Balance at June 30, 2009	$57,976	$22	$(2,399)	$514,100	$(5,547)	$(83,770)	$480,382	$121,848	$602,230

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30
	2009	2008
	(Unaudited)
Operating activities
Net income (loss)	$131	$(4,531)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	45,276	43,649
Depreciation and amortization - discontinued operations	24	1,957
Amortization of above (below) market leases	(90)	247
Amortization of loan costs	1,225	872
Amortization of mortgage loan discount	(293)	(249)
Share-based compensation expense	1,281	918
Operating distributions from unconsolidated joint ventures	323	661
Loss allocated to noncontrolling interests	(5,401)	(4,550)
Net gain on real estate and involuntary conversion	(1,212)	-
Equity in earnings of unconsolidated joint ventures	(427)	(547)
Increase in deferred leasing costs	(4,463)	(4,694)
Changes in operating assets and liabilities:
Change in receivables and other assets	5,753	9,894
Change in accounts payable and other liabilities	(4,430)	(4,833)

Cash provided by operating activities	37,697	38,794

Investing activities
Distributions from unconsolidated joint ventures	-	38
Reimbursements from (purchases of) real estate related investments	707	(231,814)
Proceeds from sale of real estate	15,542	-
Proceeds from property insurance settlement	1,855	-
Real estate development	(4,507)	(13,685)
Improvements to real estate related investments	(12,215)	(14,535)

Cash provided by (used in) investing activities	1,382	(259,996)

Financing activities
Principal payments on mortgage notes payable	(28,377)	(52,123)
Proceeds from long-term financing	18,500	213,365
Proceeds from bank borrowings	35,555	116,227
Payments on bank borrowings	(121,495)	(89,715)
Debt financing costs	(307)	(1,686)
Stock options exercised	-	779
Purchase of Company common stock	(42)	-
Dividends paid on common stock	(11,880)	(19,656)
Dividends paid on preferred stock	(2,400)	(2,400)
Contributions from noncontrolling interest partners	57	60,501
Distributions to noncontrolling interest partners	-	(1,215)
Proceeds from common stock offering	84,459	-

Cash provided by (used in) financing activities	(25,930)	224,077

Change in cash and cash equivalents	13,149	2,875

Cash and cash equivalents at beginning of period	15,318	11,312

Cash and cash equivalents at end of period	$28,467	$14,187

See notes to consolidated financial statements.

Parkway Properties, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2009

Note A - Basis of Presentation

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

The accompanying unaudited condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Operating results for the three months and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. The financial statements should be read in conjunction with the 2008 annual report and the notes thereto.

The balance sheet at December 31, 2008 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by United States GAAP for complete financial statements.

Certain reclassifications have been made in the 2008 financial statements to conform to the 2009 classifications.

The Company has evaluated all subsequent events through the issuance date of the financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which revised the previously issued SFAS No. 141 (“SFAS No. 141”). SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141, but expands the scope to include all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) requires that the acquisition related transaction costs be expensed as incurred. SFAS No. 141(R) also includes new disclosure requirements. The impact of SFAS No. 141(R) on the Company’s overall financial position and results of operations will be determined by the markets in which the Company invests. At June 30, 2009, the application of SFAS No. 141(R) had not impacted the Company’s overall financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141R. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Upon adoption of SFAS No. 160, the Company reclassified its noncontrolling interest in real estate partnerships from minority interest to equity in the accompanying June 30, 2009 and December 31, 2008 consolidated balance sheets. In addition, the Company has separately disclosed the amount of consolidated net loss attributable to the Company and its noncontrolling interest in consolidated real estate partnerships in the accompanying June 30, 2009 and 2008 consolidated statements of income.

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

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS No. 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB Opinion No. 28-1”), which requires fair value disclosures for financial instruments that are not reflected in the Consolidated Balance Sheets at fair value.  Prior to the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed annually.  Upon adoption of FSP FAS No. 107-1 and APB Opinion No. 28-1 during the second quarter of 2009, the Company is now required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Consolidated Balance Sheet at fair value.

In June 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  The adoption of SFAS No. 165 during the second quarter of 2009 did not have a material impact on the Company’s overall financial position and results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“SFAS No. 166”) which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” by: eliminating the concept of a qualifying special-purpose entity (“QSPE”); clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale; amending and clarifying the unit of account eligible for sale accounting; and requiring that a transferor initially measure at fair value and recognize all assets obtained (for example beneficial interests) and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale.  Additionally, on and after the effective date, existing QSPEs (as defined under previous accounting standards) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance.  SFAS No. 166 requires enhanced disclosures about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the Consolidated Balance Sheet.  SFAS No. 166 will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.  The Company is currently evaluating the impact of SFAS No. 166 on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”).  SFAS No 167 amends FIN 46(R), “Consolidation of Variable Interest Entities,” and changes the consolidation guidance applicable to a variable interest entity (“VIE”).  It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis.  The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.  This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE.  Previously, FIN 46(R) required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred.  QSPEs, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective.  SFAS No. 167 also requires enhanced disclosures about an enterprise’s involvement with a VIE.  SFAS No. 167 will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.  The Company is currently evaluating the impact of SFAS No. 167 on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162” (“SFAS No. 168”), which will become the source of authoritative United States GAAP recognized by the FASB to be applied by nongovernmental entities.  SFAS No. 168 brings together in one place all authoritative GAAP previously in levels A through D of the GAAP hierarchy that has been issued by a standard setter, for example, FASB Statements, FASB Interpretations, EITF Abstracts, FASB Staff Positions and AICPA Accounting and Auditing Guides.   SFAS No. 168 will be effective as of the beginning of interim and annual reporting periods that begin after September 15, 2009.  The Company is currently evaluating the impact of SFAS No. 168 on the Company’s consolidated financial statements.

Note B - Net Loss Per Common Share

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

The computation of diluted EPS is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Numerator:
Basic and diluted net loss
available to common stockholders	$(280)	$(3,136)	$(2,269)	$(6,931)

Denominator:
Basic weighted average shares	19,457	15,024	17,262	15,013
Dilutive weighted average shares	19,457	15,024	17,262	15,013
Diluted loss per share attributable to Parkway Properties, Inc.	$(0.01)	$(0.21)	$(0.13)	$(0.46)

Consolidated loss from continuing operations was $953,000 and $4.7 million for the three months ended June 30, 2009 and 2008, respectively.  Income from continuing operations attributable to Parkway Properties, Inc. was $684,000 for the three months ended June 30, 2009 compared to a loss from continuing operations of $2.7 million for the three months ended June 30, 2008.  Loss from continuing operations attributable to noncontrolling interests was $1.6 million and $2.1 million for the three months ended June 30, 2009 and 2008, respectively.

Consolidated loss from continuing operations was $5.7 million and $10.4 million for the six months ended June 30, 2009 and 2008, respectively. Loss from continuing operations attributable to Parkway Properties, Inc. was $283,000 and $5.8 million for the six months ended June 30, 2009 and 2008, respectively. Loss from continuing operations attributable to noncontrolling interests was $5.4 million and $4.6 million for the six months ended June 30, 2009 and 2008, respectively.

The computation of diluted EPS for the three months and six months ended June 30, 2009 and 2008 did not include the effect of employee stock options, deferred incentive units and restricted shares because their inclusion would have been anti-dilutive.

Note C - Supplemental Cash Flow Information and Schedule of Non-Cash Investing and Financing Activity

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

	Six Months Ended
	June 30
	2009	2008
	(in thousands)
Supplemental cash flow information:
Cash paid for interest (net of amount capitalized)	$27,102	$29,886
Supplemental schedule of non-cash investing and financing activity:
Restricted shares and deferred incentive share units issued	3,066	1,147
Shares issued in lieu of Directors’ fees	42	140

Note D - Dispositions

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

On June 1, 2009, the Company sold 1717 St. James Place, a 110,000 square foot office property in Houston, Texas to an unrelated third party for a gross sales price of $8.7 million, and Parkway received net cash proceeds from the sale of $8.4 million. The Company recognized a gain on the sale of $540,000 in the second quarter 2009.  Parkway Realty Services, LLC, a subsidiary of the Company, was retained to provide management services for the property under a one-year agreement.  Therefore, all revenue and expense for this property is included as a component of continuing operations.

Note E - Office Property Held for Sale

During the quarter ended March 31, 2009, the Company classified Atrium at Stoneridge, a 108,000 square foot non-core office building in Columbia, South Carolina, as held for sale.  A non-cash impairment loss of $727,000 was recorded during the fourth quarter of 2008 on this asset.  At June 30, 2009, the Company’s management believed the sale of this office property was probable and classified it as held for sale.  In accordance with GAAP, all current and prior period income from Atrium at Stoneridge has been classified as discontinued operations.  On July 8, 2009, the contract to sell Atrium at Stoneridge was terminated due to the inability of the proposed buyer to raise sufficient equity to complete the purchase.  The Company has received $350,000 in non-refundable earnest money in connection with the proposed sale of this asset that will be recorded as other income in the third quarter of 2009.

The major classes of assets and liabilities classified as held for sale for Atrium at Stoneridge at June 30, 2009 are as follows (in thousands):

June 30
2009
Balance Sheet:
Investment property	$7,632
Accumulated depreciation	(808)
Office property held for sale	6,824
Rents receivable and other assets	438
Total assets	$7,262
Accounts payable and other liabilities	$216
Stockholders’ equity	7,046
Total liabilities and stockholders’ equity	$7,262

Note F - Discontinued Operations

All current and prior period income from the following office property dispositions are included in discontinued operations for the three months and six months ended June 30, 2009 and 2008 (in thousands).

		Square	Date of	Net Sales	Net Book Value	Gain
Office Property	Location	Feet	Sale	Price	of Real Estate	on Sale
Town Point Center	Norfolk, Virginia	131	07/15/08	$12,180	$10,621	$1,559
Wachovia Plaza	St. Petersburg, Florida	186	08/18/08	25,492	16,154	9,338
Capitol Center	Columbia, South Carolina	460	09/05/08	46,792	35,101	11,691
2008 Dispositions		777		$84,464	$61,876	$22,588

Also included in discontinued operations are all current and prior period income from Atrium at Stoneridge, which is held for sale at June 30, 2009.

The amount of revenue and expense for these four office properties reported in discontinued operations for the three months and six months ended June 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Income Statement:
Revenues
Income from office and parking properties	$403	$3,900	$794	$7,690
	403	3,900	794	7,690

Expenses
Office and parking properties:
Property operating expense	167	1,793	356	3,687
Interest expense	-	380	-	763
Depreciation and amortization	-	995	24	1,957
	167	3,168	380	6,407
Income from discontinued operations	$236	$732	$414	$1,283

Note G - Mortgage Loan

The Company owns the B participation piece (the “B piece”) of a first mortgage secured by an 844,000 square foot office building in Dallas, Texas known as 2100 Ross for $6.9 million. The B piece was originated by Wachovia Bank, N.A., a Wells Fargo Company, and has a face value of $10.0 million and a stated coupon rate of 6.065%. Upon maturity in May 2012, the Company will receive a principal payment of $10.0 million, which produces a yield to maturity of 15.6%. The balance of the mortgage loan was $7.8 million at June 30, 2009.  The carrying amount for the mortgage loan approximated fair value at June 30, 2009.

Note H - Investment in Unconsolidated Joint Ventures

In addition to the 59 office and parking properties included in the consolidated financial statements, the Company is also invested in four unconsolidated joint ventures with unrelated investors. These investments are accounted for using the equity method of accounting, as Parkway does not control any of these joint ventures. Accordingly, the assets and liabilities of the joint ventures are not included on Parkway’s consolidated balance sheets at June 30, 2009 and December 31, 2008. Information relating to these unconsolidated joint ventures is detailed below (in thousands).

			Parkway’s		Percentage
			Ownership	Square	Leased
Joint Venture Entity	Property Name	Location	Interest	Feet	At 07/01/09
Wink-Parkway Partnership	Wink Building	New Orleans, LA	50.0%	32	7.6%
Parkway Joint Venture, LLC (“Jackson JV”)	UBS Building/River Oaks	Jackson, MS	20.0%	167	91.5%
	Lakewood/Falls Pointe Carmel	Atlanta, GA
RubiconPark I, LLC (“Rubicon JV”)	Crossing	Charlotte, NC	20.0%	552	92.4%
RubiconPark II, LLC (“Maitland JV”)	Maitland 200	Orlando, FL	20.0%	205	99.0%
				956	90.8%

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

Balance sheet information for the unconsolidated joint ventures is summarized below at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009
	Wink	Jackson	Rubicon	Maitland	Combined
	Building	JV	JV	JV	Total
Unconsolidated joint ventures (at 100%):
Real estate, net	$1,157	$15,708	$65,190	$28,447	$110,502
Other assets	527	962	9,018	1,192	11,699
Total assets	$1,684	$16,670	$74,208	$29,639	$122,201

Mortgage debt (a)	$10	$12,600	$51,684	$17,915	$82,209
Other liabilities	44	431	1,886	745	3,106
Partners’ and shareholders’ equity	1,630	3,639	20,638	10,979	36,886
Total liabilities & partners’/shareholders’ equity	$1,684	$16,670	$74,208	$29,639	$122,201

Parkway’s share of unconsolidated joint ventures:
Real estate, net	$579	$3,142	$13,038	$5,689	$22,448
Mortgage debt	$5	$2,520	$7,156	$-	$9,681
Investment in joint ventures	$815	$(284)	$5,713	$5,082	$11,326

	December 31, 2008
	Wink	Jackson	Rubicon	Maitland	Combined
	Building	JV	JV	JV	Total
Unconsolidated joint ventures (at 100%):
Real estate, net	$1,168	$15,918	$65,749	$28,828	$111,663
Other assets	457	1,006	8,076	1,048	10,587
Total assets	$1,625	$16,924	$73,825	$29,876	$122,250

Mortgage debt (a)	$67	$12,600	$52,000	$18,154	$82,821
Other liabilities	39	700	1,573	628	2,940
Partners’ and shareholders’ equity	1,519	3,624	20,252	11,094	36,489
Total liabilities & partners’/shareholders’ equity	$1,625	$16,924	$73,825	$29,876	$122,250

Parkway’s share of unconsolidated joint ventures:
Real estate, net	$584	$3,184	$13,150	$5,766	$22,684
Mortgage debt	$34	$2,520	$7,200	$-	$9,754
Investment in joint ventures	$760	$(310)	$5,484	$5,123	$11,057

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

				Parkway’s	Monthly	Loan	Loan
	Type	Interest		Share of	Debt	Balance	Balance
Joint Venture	Debt Service	Rate	Maturity Date	Debt	Service	06/30/09	12/31/08
Wink-Parkway Partnership	Amortizing	8.625%	07/01/09	50.00%	$5	$5	$34
Maitland JV	Amortizing	4.390%	06/01/11	0.00%	-	-	-
Rubicon JV	Amortizing	4.865%	01/01/12	13.85%	30	7,156	7,200
Jackson JV	Interest Only	5.840%	07/01/15	20.00%	12	2,520	2,520
					$47	$9,681	$9,754
Weighted average interest rate at end of period						5.121%	5.130%

The following table presents Parkway’s proportionate share of principal payments due for mortgage debt in unconsolidated joint ventures at June 30, 2009 (in thousands):

	Wink	Maitland	Rubicon	Jackson
	Partnership	JV	JV	JV	Total
2009 (Remaining six months)	$5	$-	$52	$13	$70
2010	-	-	109	32	141
2011	-	-	114	35	149
2012	-	-	6,881	37	6,918
2013	-	-	-	39	39
2014	-	-	-	41	41
Thereafter	-	-	-	2,323	2,323
	$5	$-	$7,156	$2,520	$9,681

Income statement information for the unconsolidated joint ventures is summarized below for the three months ended June 30, 2009 and 2008 (in thousands):

	Results of Operations
	Three Months Ended June 30, 2009
	Viad Corp	Wink	Jackson	Rubicon	Maitland	Combined
	Center	Building	JV	JV	JV	Total

Unconsolidated joint ventures (100%):
Revenues	$-	$83	$717	$2,424	$1,149	$4,373
Operating expenses	-	2	(291)	(925)	(446)	(1,660)
Net operating income	-	85	426	1,499	703	2,713
Interest expense	-	(1)	(184)	(636)	(197)	(1,018)
Loan cost amortization	-	(1)	(1)	(16)	(3)	(21)
Depreciation and amortization	-	(6)	(165)	(643)	(242)	(1,056)
Net income	$-	$77	$76	$204	$261	$618

Parkway’s share of unconsolidated joint ventures:
Net income	$-	$39	$15	$81	$92	$227
Depreciation and amortization	$-	$3	$33	$129	$48	$213
Property management fees	$-	$-	$33	$559	$34	$626
Interest expense	$-	$-	$37	$88	$-	$125
Loan cost amortization	$-	$1	$-	$2	$-	$3

Other supplemental information:
Distributions from unconsolidated joint ventures	$-	$-	$23	$-	$139	$162

	Results of Operations
	Three Months Ended June 30, 2008
	Viad Corp	Wink	Jackson	Rubicon	Maitland	Combined
	Center	Building	JV	JV	JV	Total

Unconsolidated joint ventures (100%):
Revenues	$108	$94	$655	$2,566	$1,155	$4,578
Operating expenses	(2)	(20)	(345)	(977)	(400)	(1,744)
Net operating income	106	74	310	1,589	755	2,834
Interest expense	-	(7)	(184)	(639)	(202)	(1,032)
Loan cost amortization	-	(1)	(1)	(16)	(3)	(21)
Depreciation and amortization	-	(6)	(153)	(513)	(214)	(886)
Net income (loss)	$106	$60	$(28)	$421	$336	$895

Parkway’s share of unconsolidated joint ventures:
Net income (loss)	$32	$30	$(6)	$125	$108	$289
Depreciation and amortization	$-	$3	$30	$103	$43	$179
Property management fees	$-	$-	$39	$99	$31	$169
Incentive fee	$5	$-	$-	$-	$-	$5
Interest expense	$-	$3	$37	$89	$-	$129
Loan cost amortization	$-	$1	$-	$1	$-	$2

Other supplemental information:
Distributions from unconsolidated joint ventures	$38	$-	$13	$95	$171	$317

Income statement information for the unconsolidated joint ventures is summarized below for the six months ended June 30, 2009 and 2008 (in thousands):

	Results of Operations
	Six Months Ended June 30, 2009
	Viad Corp	Wink	Jackson	Rubicon	Maitland	Combined
	Center	Building	JV	JV	JV	Total

Unconsolidated joint ventures (100%):
Revenues	$-	$162	$1,482	$4,906	$2,293	$8,843
Operating expenses	-	(36)	(660)	(1,991)	(884)	(3,571)
Net operating income	-	126	822	2,915	1,409	5,272
Interest expense	-	(2)	(368)	(1,268)	(395)	(2,033)
Loan cost amortization	-	(2)	(2)	(31)	(7)	(42)
Depreciation and amortization	-	(12)	(321)	(1,229)	(466)	(2,028)
Net income	$-	$110	$131	$387	$541	$1,169

Parkway’s share of unconsolidated joint ventures:
Net income	$-	$55	$26	$157	$189	$427
Depreciation and amortization	$-	$6	$64	$246	$93	$409
Property management fees	$-	$-	$76	$713	$70	$859
Interest expense	$-	$1	$74	$175	$-	$250
Loan cost amortization	$-	$1	$-	$5	$-	$6

Other supplemental information:
Distributions from unconsolidated joint ventures	$-	$-	$47	$14	$262	$323

	Results of Operations
	Six Months Ended June 30, 2008
	Viad Corp	Wink	Jackson	Rubicon	Maitland	Combined
	Center	Building	JV	JV	JV	Total

Unconsolidated joint ventures (100%):
Revenues	$108	$189	$1,289	$5,120	$2,308	$9,014
Operating expenses	(2)	(47)	(686)	(1,953)	(787)	(3,475)
Net operating income	106	142	603	3,167	1,521	5,539
Interest expense	-	(7)	(368)	(1,279)	(405)	(2,059)
Loan cost amortization	-	(1)	(2)	(32)	(7)	(42)
Depreciation and amortization	-	(12)	(295)	(1,025)	(424)	(1,756)
Net income (loss)	$106	$122	$(62)	$831	$685	$1,682

Parkway’s share of unconsolidated joint ventures:
Net income (loss)	$32	$61	$(12)	$247	$219	$547
Depreciation and amortization	$-	$6	$59	$205	$85	$355
Property management fees	$-	$-	$108	$189	$86	$383
Incentive fee	$5	$-	$-	$-	$-	$5
Interest expense	$-	$3	$74	$177	$-	$254
Loan cost amortization	$-	$1	$-	$4	$-	$5

Other supplemental information:
Distributions from unconsolidated joint ventures	$38	$-	$26	$174	$461	$699

Note I - Capital and Financing Transactions

At June 30, 2009, the Company had a total of $100.0 million outstanding under the line of credit and was in compliance with all loan covenants under each credit facility. The Company’s line of credit allows borrowing up to a combined $311.0 million at either the 30-day LIBOR interest rate plus 130 basis points or the Prime interest rate plus 25 basis points. At June 30, 2009, all amounts outstanding under the line of credit are fixed by an interest rate swap agreement.

Mortgage notes payable at June 30, 2009 totaled $859.7 million with an average interest rate of 5.6% and were secured by office properties.  The fair value of mortgage notes payable at June 30, 2009 was $782.2 million.

On February 27, 2009, the Company paid off the mortgage note payable secured by the 1717 St. James, 5300 Memorial, and Town and Country office buildings in Houston, Texas, with a total principal balance of $21.8 million with advances under the Company’s line of credit. The mortgage had an interest rate of 4.83% and was scheduled to mature March 1, 2009. The mortgage represented the Company’s only outstanding maturity in 2009.

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

Note J - Noncontrolling Interest - Real Estate Partnerships

The Company has an interest in three joint ventures that are included in its consolidated financial statements. Information relating to these consolidated joint ventures is detailed below.

		Parkway’s	Square Feet
Joint Venture Entity and Property Name	Location	Ownership %	(In thousands)
Parkway Moore, LLC/ Moore Building Associates, LP Toyota Center	Memphis, TN	75.025%	175
Parkway Properties Office Fund, LP
Desert Ridge I, II and Shops	Phoenix, AZ	26.500%	293
Maitland 100	Orlando, FL	25.000%	128
555 Winderley	Orlando, FL	25.000%	102
Gateway Center	Orlando, FL	25.000%	228
BellSouth Building	Jacksonville, FL	25.000%	92
Centurion Centre	Jacksonville, FL	25.000%	88
100 Ashford Center	Atlanta, GA	25.000%	160
Peachtree Ridge	Atlanta, GA	25.000%	163
Overlook II	Atlanta, GA	25.000%	260
Citicorp Plaza	Chicago, IL	40.000%	602
Chatham Centre	Schaumburg, IL	25.000%	206
Renaissance Center	Memphis, TN	25.000%	190
1401 Enclave Parkway	Houston, TX	25.000%	209
Total Parkway Properties Office Fund, LP			2,721
Parkway Properties Office Fund II, LP	-	-	-
Total Consolidated Joint Ventures			2,896

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

Parkway will serve as the general partner of Texas Teachers Fund II and will provide asset management, property management, and leasing and construction management services to the fund for which it will be paid market-based fees. Parkway will have four years, or through May 2012, to identify and acquire properties, with funds contributed as needed to complete acquisitions. Parkway will exclusively represent the fund in making acquisitions within the target markets and within certain predefined criteria. Parkway may continue to make fee-simple acquisitions in markets outside of the target markets, acquire properties within the target markets that do not meet the fund’s specific criteria or sell any currently owned properties. At June 30, 2009, there have been no acquisitions of assets on behalf of Texas Teachers Fund II.

Noncontrolling interest - real estate partnerships represents the other partners’ proportionate share of equity in the partnerships discussed above at June 30, 2009. Income is allocated to noncontrolling interest based on the weighted average percentage ownership during the year.

Note K - Share-Based Compensation

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

Compensation expense, including estimated forfeitures, is recognized over the expected vesting period, which is four to seven years from grant date for restricted shares subject to service conditions and four years from grant date for deferred incentive share units. During the six months ended June 30, 2009, a total of 30,416 restricted shares were issued to officers of the Company. These shares vested upon achievement of the goals of the GEAR UP Plan. The compensation expense relating to the vesting of the GEAR UP performance-based restricted shares was recognized in 2008.

Compensation expense related to restricted shares and deferred incentive share units of $1.3 million and $918,000 was recognized for the six months ended June 30, 2009 and 2008, respectively. Total compensation expense related to nonvested awards not yet recognized was $3.6 million at June 30, 2009. Of the total not yet recognized at June 30, 2009, $2.2 million and $1.4 million are subject to service conditions and performance conditions, respectively. The weighted average period over which the expense subject to service and performance conditions is expected to be recognized is approximately two years. For the remainder of 2009, the Company expects to recognize approximately $1.3 million of additional compensation expense on nonvested awards subject to service and performance conditions.

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

A summary of the Company’s restricted shares and deferred incentive share unit activity for the six months ended June 30, 2009 is as follows:

		Weighted		Weighted
		Average	Deferred	Average
	Restricted	Grant-Date	Incentive	Grant-Date
	Shares	Fair Value	Share Units	Fair Value
Balance at 12/31/08	220,641	$39.49	22,805	$37.62
Granted	120,000	15.76	-	-
Vested	(30,416)	43.08	-	-
Forfeited	(1,750)	30.85	(2,120)	38.44
Balance at 06/30/09	308,475	$29.96	20,685	$37.54

Note L - Segment Information

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

The following is a reconciliation of FFO and net income (loss) available to common stockholders for office properties and total consolidated entities for the three months ended June 30, 2009 and 2008. Amounts presented as “Unallocated and Other” represent primarily income and expense associated with providing management services, corporate general and administration expense, interest expense on unsecured lines of credit and preferred dividends.

	At or for the three months ended			At or for the three months ended
	June 30, 2009			June 30, 2008
	Office	Unallocated		Office	Unallocated
	Properties	and Other	Consolidated	Properties	and Other	Consolidated
	(in thousands)			(in thousands)
Property operating revenues (a)	$66,113	$-	$66,113	$65,376	$-	$65,376
Property operating expenses (b)	(31,381)	-	(31,381)	(31,173)	-	(31,173)
Property net operating income from
continuing operations	34,732	-	34,732	34,203	-	34,203

Management company income	-	731	731	-	410	410
Interest and other income	-	309	309	-	306	306
Interest expense (c)	(12,390)	(1,660)	(14,050)	(11,869)	(3,103)	(14,972)
Management company expenses	-	(632)	(632)	-	(432)	(432)
General and administrative expenses	-	(1,369)	(1,369)	-	(2,092)	(2,092)
Equity in earnings of unconsolidated
joint ventures	227	-	227	289	-	289
Adjustment for depreciation and amortization
-unconsolidated joint ventures	213	-	213	179	-	179
Adjustment for depreciation and amortization
- discontinued operations	-	-	-	995	-	995
Adjustment for noncontrolling interest
-real estate partnerships	(2,679)	-	(2,679)	(2,835)	-	(2,835)
Income from discontinued operations	236	-	236	732	-	732
Dividends on preferred stock	-	(1,200)	(1,200)	-	(1,200)	(1,200)
Gain on involuntary conversion	279	-	279	-	-	-
Funds from operations available to
common stockholders (d)	20,618	(3,821)	16,797	21,694	(6,111)	15,583

Depreciation and amortization	(21,720)	-	(21,720)	(22,443)	-	(22,443)
Depreciation and amortization
-unconsolidated joint ventures	(213)	-	(213)	(179)	-	(179)
Depreciation and amortization
-discontinued operations	-	-	-	(995)	-	(995)
Depreciation and amortization
-noncontrolling interest - real
estate partnerships	4,316	-	4,316	4,898	-	4,898
Gain on sale of real estate	540	-	540	-	-	-
Net income (loss) available to
common stockholders	$3,541	$(3,821)	$(280)	$2,975	$(6,111)	$(3,136)

Capital expenditures (e)	$7,953	$-	$7,953	$9,563	$-	$9,563

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

(d)           For the three months ended June 30, 2009, FFO includes a gain on involuntary conversion from Hurricane Ike of $279,000 and lease termination fee income of $39,000.  For the three months ended June 30, 2008, FFO includes lease termination fee income of $214,000 and a gain on the extinguishment of debt of $388,000.

(e)            Capital expenditures include building improvements, tenant improvements and deferred leasing costs.

The following is a reconciliation of FFO and net income (loss) available to common stockholders for office properties and total consolidated entities for the six months ended June 30, 2009 and 2008. Amounts presented as “Unallocated and Other” represent primarily income and expense associated with providing management services, corporate general and administration expense, interest expense on unsecured lines of credit and preferred dividends.

	At or for the six months ended			At or for the six months ended
	June 30, 2009			June 30, 2008
	Office	Unallocated		Office	Unallocated
	Properties	and Other	Consolidated	Properties	and Other	Consolidated
	(in thousands)			(in thousands)
Property operating revenues (a)	$133,483	$-	$133,483	$127,608	$-	$127,608
Property operating expenses (b)	(65,102)	-	(65,102)	(61,032)	-	(61,032)
Property net operating income from
continuing operations	68,381	-	68,381	66,576	-	66,576

Management company income	-	1,146	1,146	-	907	907
Interest and other income	-	611	611	-	674	674
Interest expense (c)	(24,564)	(3,537)	(28,101)	(23,758)	(6,352)	(30,110)
Management company expenses	-	(1,133)	(1,133)	-	(921)	(921)
General and administrative expenses	-	(2,951)	(2,951)	-	(4,388)	(4,388)
Equity in earnings of unconsolidated
joint ventures	427	-	427	547	-	547
Adjustment for depreciation and amortization
-unconsolidated joint ventures	409	-	409	355	-	355
Adjustment for depreciation and amortization
- discontinued operations	24	-	24	1,957	-	1,957
Adjustment for noncontrolling interest
-real estate partnerships	(4,913)	-	(4,913)	(4,558)	-	(4,558)
Income from discontinued operations	414	-	414	1,283	-	1,283
Dividends on preferred stock	-	(2,400)	(2,400)	-	(2,400)	(2,400)
Gain on involuntary conversion	742	-	742	-	-	-
Funds from operations available to
common stockholders (d)	40,920	(8,264)	32,656	42,402	(12,480)	29,922

Depreciation and amortization	(45,276)	-	(45,276)	(43,649)	-	(43,649)
Depreciation and amortization
-unconsolidated joint ventures	(409)	-	(409)	(355)	-	(355)
Depreciation and amortization
-discontinued operations	(24)	-	(24)	(1,957)	-	(1,957)
Depreciation and amortization
-noncontrolling interest - real
estate partnerships	10,314	-	10,314	9,108	-	9,108
Gain on sale of real estate	470	-	470	-	-	-
Net income (loss) available to
common stockholders	$5,995	$(8,264)	$(2,269)	$5,549	$(12,480)	$(6,931)

Total assets	$1,626,029	$22,392	$1,648,421	$1,737,518	$15,154	$1,752,672

Office and parking properties	$1,419,476	$-	$1,419,476	$1,514,559	$-	$1,514,559

Investment in unconsolidated joint ventures	$11,326	$-	$11,326	$11,091	$-	$11,091

Capital expenditures (e)	$16,678	$-	$16,678	$19,229	$-	$19,229

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

(d)           For the six months ended June 30, 2009, FFO includes a gain on involuntary conversion from Hurricane Ike of $742,000 and lease termination fee income of $80,000. For the six months ended June 30, 2008, FFO includes lease termination fee income of $1.3 million, offset by a reduction for a non-cash purchase accounting adjustment of $657,000 and debt prepayment expense of $13,000.

(e)            Capital expenditures include building improvements, tenant improvements and deferred leasing costs.

Note M - Hurricane Ike Impact

The Company had 13 wholly-owned properties and one jointly-owned property totaling 2.3 million square feet in Houston, Texas, which sustained some property damage from Hurricane Ike on September 13, 2008. The current estimate of damages for the 14 properties is approximately $6.5 million. The Company estimates that its insurance deductible related to these claims will be approximately $2.6 million. Approximately $370,000 is estimated to represent repair and clean up costs with the remainder representing capitalized costs. The Company expects to record a net gain of approximately $860,000 related to an involuntary conversion of the damaged assets. During the three months and six months ended June 30, 2009, the Company recorded the partial recognition of the gain on involuntary conversion of $279,000 and $742,000, respectively, related to Hurricane Ike. The Company expects to recognize the remaining gain on involuntary conversion of approximately $118,000 in subsequent quarters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Parkway is a self-administered and self-managed REIT specializing in the acquisition, operation, leasing and ownership of office properties. The Company is geographically focused on the Southeastern and Southwestern United States and Chicago. At July 1, 2009, Parkway owned or had an interest in 65 office properties located in 11 states with an aggregate of approximately 13.4 million square feet of leasable space. Included in the portfolio are one discretionary fund and several partnership arrangements which encompass 21 properties totaling 3.9 million square feet, representing 28.8% of the portfolio. With the discretionary fund and/or partnerships, the Company receives fees for asset management, property management, leasing and construction management services and potentially receives incentive fees upon sale if certain investment targets are achieved. Increasing the number of co-investments, and consequently the related fee income, is part of the Company’s strategy to transform itself to an operator-owner versus an owner-operator. The strategy capitalizes on the Company’s strength in providing excellent service in the operation and acquisition of office properties for investment clients in addition to its direct ownership of real estate assets. Fee-based real estate services are offered through the Company’s wholly owned subsidiary, Parkway Realty Services LLC, which also currently manages and/or leases approximately 1.4 million square feet for third party owners. The Company generates revenue primarily by leasing office space to its customers and providing management and leasing services to third party office property owners (including joint venture interests). The primary drivers behind Parkway’s revenues are occupancy, rental rates and customer retention.

Occupancy. Parkway’s revenues are dependent on the occupancy of its office buildings. At July 1, 2009, occupancy of Parkway’s office portfolio was 88.7% compared to 89.2% at April 1, 2009 and 91.3% at July 1, 2008. Not included in the July 1, 2009 occupancy rate are 26 signed leases totaling 153,000 square feet, which commence during the third quarter of 2009 through the first quarter of 2010 and will raise Parkway’s percentage leased to 89.8%. To combat rising vacancy, Parkway utilizes innovative approaches to produce new leases. These include the Broker Bill of Rights, a short-form service agreement and customer advocacy programs which are models in the industry and have helped the Company maintain occupancy around 90% during a time when the national occupancy rate is approximately 83.5%. Parkway currently projects an average annual occupancy range of approximately 88.5% to 89.5% during 2009 for its office properties.

Rental Rates. An increase in vacancy rates has the effect of reducing market rental rates and vice versa. Parkway’s leases typically have three to seven year terms. As leases expire, the Company replaces the existing leases with new leases at the current market rental rate. At July 1, 2009, Parkway had $0.09 per square foot in rental rate embedded loss in its office property leases. Embedded loss is defined as the difference between the weighted average in place cash rents and the weighted average market rental rate.

Customer Retention. Keeping existing customers is important as high customer retention leads to increased occupancy, less downtime between leases, and reduced leasing costs. Parkway estimates that it costs five to six times more to replace an existing customer with a new one than to retain the customer. In making this estimate, Parkway takes into account the sum of revenue lost during downtime on the space plus leasing costs, which rise as market vacancies increase. Therefore, Parkway focuses a great deal of energy on customer retention. Parkway’s operating philosophy is based on the premise that it is in the customer retention business. Parkway seeks to retain its customers by continually focusing on operations at its office properties. The Company believes in providing superior customer service; hiring, training, retaining and empowering each employee; and creating an environment of open communication both internally and externally with customers and stockholders. Over the past ten years, Parkway maintained an average 72.5% customer retention rate. Parkway’s customer retention rate was 68.8% for the quarter ending June 30, 2009, as compared to 54.1% for the quarter ending March 31, 2009, and 87.1% for the quarter ending June 30, 2008.  Customer retention for the six months ended June 30, 2009, and June 30, 2008, was 62.9% and 73.7%, respectively.

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

Financial Condition

Comments are for the balance sheet dated June 30, 2009 compared to the balance sheet dated December 31, 2008.

Office and Parking Properties. In 2009, Parkway continued the execution of its strategy of operating and acquiring office properties, joint venturing interests in office assets, as well as liquidating non-core assets and office assets that no longer meet the Company’s investment criteria or the Company has determined value will be maximized by selling. During the six months ended June 30, 2009, total assets decreased $39.4 million or 2.3% and office and parking properties and real estate development (before depreciation) decreased $9.4 million or 0.5%.

Dispositions & Improvements. Parkway’s investment in office and parking properties and real estate development decreased $35.8 million net of depreciation to a carrying amount of $1.4 billion at June 30, 2009, and consisted of 59 office and parking properties. The primary reason for the decrease in office and parking properties relates to the net effect of the building improvements, development costs, the sale of two office properties, and depreciation recorded during the period.

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

On June 1, 2009, the Company sold 1717 St. James Place, a 110,000 square foot office property located in Houston, Texas, for a gross sales price of $8.7 million, and Parkway received net cash proceeds from the sale of $8.4 million.  Parkway Realty Services, LLC, a subsidiary of the Company, was retained to provide management and leasing services for the property under a one-year agreement.  Therefore, all revenue and expenses for this property are included as a component of continuing operations.

During the six months ended June 30, 2009, the Company capitalized building improvements and additional purchase expenses of $11.5 million and recorded depreciation expense of $33.3 million related to its office and parking properties.

Office Property Held for Sale. During 2009, Parkway classified Atrium at Stoneridge, a 108,000 square foot non-core office property in Columbia, South Carolina, as held for sale.  A non-cash impairment loss of $727,000 was recorded during the fourth quarter of 2008 on this asset.  At June 30, 2009, the Company’s management believed the sale of this office property was probable and classified it as held for sale.  In accordance with GAAP, all current and prior period income from Atrium at Stoneridge has been classified as discontinued operations.  On July 8, 2009, the contract to sell Atrium at Stoneridge was terminated due to the inability of the proposed buyer to raise sufficient equity to complete the purchase.  The Company has received $350,000 in non-refundable earnest money in connection with the proposed sale of this asset that will be recorded as other income in the third quarter of 2009.

Rents Receivable and Other Assets. For the six months ended June 30, 2009, rents receivable and other assets decreased $9.0 million or 7.6%. The net decrease is primarily due to the decrease in escrow bank account balances, which was caused by the release of funds in connection with payment of property taxes and office property capital expenditures, and the decrease in the receivables for insurance proceeds related to Hurricane Ike.

Intangible Assets, Net. For the six months ended June 30, 2009, intangible assets net of related amortization decreased $8.3 million or 10.5% and was primarily due to the effect of amortization of the existing intangible assets for the period.

                Cash and Cash Equivalents.  For the six months ended June 30, 2009, cash and cash equivalents increased $13.1 million, or 85.8% to a carrying amount of $28.5 million.  The increase is primarily attributable to proceeds received from the sale of 1717 St. James Place in Houston, Texas.

Notes Payable to Banks. Notes payable to banks decreased $85.9 million or 46.2% during the six months ended June 30, 2009. At June 30, 2009, notes payable to banks totaled $100.0 million and the net decrease is primarily attributable to proceeds received from the sale of Lynwood Plaza in Hampton Roads, Virgina, the placement of a non-recourse first mortgage secured by two office buildings in Houston, Texas and the Company’s common stock offering, offset by advances under the line of credit to make improvements to office properties and retire existing debt.

Mortgage Notes Payable. During the six months ended June 30, 2009, mortgage notes payable decreased $9.9 million or 1.1% and is due to the net effect of scheduled principal payments on mortgages of $6.6 million, the retirement of existing mortgage debt of $21.8 million, and the placement of mortgage debt of $18.5 million.

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

On May 4, 2009, the Company placed an $18.5 million seven-year non-recourse first mortgage with a fixed interest rate of 7.6% per annum, and the proceeds were used to reduce borrowings under the line of credit. The mortgage is secured by two office buildings in Houston, Texas totaling 303,000 square feet.

The Company expects to continue seeking fixed-rate, non-recourse mortgage financing with maturities from five to ten years typically amortizing over 25 to 30 years on select office building investments as additional capital is needed. The Company monitors the total debt to total asset value ratio as defined in the loan agreements for the $311.0 million unsecured line of credit. In addition to the total debt to total asset value ratio, the Company monitors interest, fixed charge and modified fixed charge coverage ratios and the  debt to EBITDA multiple. The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA. The modified fixed charge coverage ratio is computed by comparing cash interest accrued and preferred dividends paid to EBITDA. The debt to EBITDA multiple is computed by comparing Parkway’s share of total debt to EBITDA computed for a trailing 12-month period. Management believes the total debt to total asset value, interest coverage, fixed charge coverage, modified fixed charge coverage and the debt to EBITDA multiple provide useful information on total debt levels as well as the Company’s ability to cover interest, principal and/or preferred dividend payments with current income.

The computation of the interest, fixed charge and modified fixed charge coverage ratios, the debt to EBITDA multiple and the reconciliation of net income (loss) to EBITDA is as follows for the six months ended June 30, 2009 and 2008 (in thousands):

	Six Months Ended
	June 30
	2009	2008
	(Unaudited)
Net income (loss)	$131	$(4,531)
Adjustments to net income (loss):
Interest expense	26,876	29,988
Amortization of financing costs	1,225	872
Prepayment expense - early extinguishment of debt	-	13
Depreciation and amortization	45,300	45,606
Amortization of share-based compensation	1,281	918
Net gain on real estate and involuntary conversion	(1,212)	-
EBITDA adjustments - unconsolidated joint ventures	665	614
EBITDA adjustments - noncontrolling interest in real estate partnerships	(16,587)	(14,926)
EBITDA (1)	$57,679	$58,554

Interest coverage ratio:
EBITDA	$57,679	$58,554
Interest expense:
Interest expense	$26,876	$29,988
Capitalized interest	-	343
Interest expense - unconsolidated joint ventures	250	254
Interest expense - noncontrolling interest in real estate partnerships	(6,134)	(5,689)
Total interest expense	$20,992	$24,896
Interest coverage ratio	2.75	2.35

Fixed charge coverage ratio:
EBITDA	$57,679	$58,554
Fixed charges:
Interest expense	$20,992	$24,896
Preferred dividends	2,400	2,400
Principal payments (excluding early extinguishment of debt)	6,611	7,250
Principal payments - unconsolidated joint ventures	73	26
Principal payments - noncontrolling interest in real estate partnerships	(416)	(172)
Total fixed charges	$29,660	$34,400
Fixed charge coverage ratio	1.94	1.70

Modified fixed charge coverage ratio:
EBITDA	$57,679	$58,554
Modified fixed charges:
Interest expense	$20,992	$24,896
Preferred dividends	2,400	2,400
Total modified fixed charges	$23,392	$27,296
Modified fixed charge coverage ratio	2.47	2.15

Debt to EBITDA multiple:
EBITDA - trailing 12 months	$115,334	$116,834
Mortgage notes payable	$859,704	$875,743
Notes payable to banks	100,000	238,861
Adjustments for unconsolidated joint ventures	9,681	9,781
Adjustments for noncontrolling interest in real estate partnerships	(216,170)	(216,757)
Parkway’s share of total debt	$753,215	$907,628
Debt to EBITDA multiple	6.53	7.77

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

Parkway views EBITDA primarily as a liquidity measure and, as such, the GAAP financial measure most directly comparable to it is cash flows provided by operating activities. Because EBITDA is not a measure of financial performance calculated in accordance with GAAP, it should not be considered in isolation or as a substitute for operating income, net income, or cash flows provided by operating, investing and financing activities prepared in accordance with GAAP. The following table reconciles EBITDA to cash flows provided by operating activities for the six months ended June 30, 2009 and 2008 (in thousands):

	Six Months Ended
	June 30
	2009	2008
EBITDA	$57,679	$58,554
Amortization of above (below) market leases	(90)	247
Amortization of mortgage loan discount	(293)	(249)
Operating distributions from unconsolidated joint ventures	323	661
Interest expense	(26,876)	(29,988)
Prepayment expense - early extinguishment of debt	-	(13)
Change in deferred leasing costs	(4,463)	(4,694)
Change in receivables and other assets	5,753	9,894
Change in accounts payable and other liabilities	(4,430)	(4,833)
Adjustments for noncontrolling interests	11,186	10,376
Adjustments for unconsolidated joint ventures	(1,092)	(1,161)
Cash flows provided by operating activities	$37,697	$38,794

Equity. Total equity increased $68.8 million or 12.9 % during the six months ended June 30, 2009, as a result of the following (in thousands):

Increase
(Decrease)
Net income attributable to Parkway Properties, Inc.	$131
Net loss attributable to noncontrolling interest	(5,401)
Net loss	(5,270)
Change in market value of interest rate swaps	2,181
Comprehensive loss	(3,089)
Common stock dividends declared	(12,014)
Preferred stock dividends declared	(2,400)
Shares issued through common stock offering	84,459
Share-based compensation	1,281
Shares withheld to satisfy tax withholding obligation on vesting of restricted stock	(42)
Share issued in lieu of Directors’ fees	42
Shares distributed from deferred compensation plan	496
Contribution of capital by noncontrolling interest	57
$68,790

On April 28, 2009, the Company sold 6.25 million shares of common stock to UBS Investment Bank at a gross offering price of $13.71 per share and a net price of $13.56 per share. The Company used the net proceeds of approximately $84.5 million to reduce outstanding borrowings under the Company’s line of credit and for general corporate purposes.

Results of Operations

Comments are for the three months and six months ended June 30, 2009 compared to the three months and six months ended June 30, 2008.

Net loss available to common stockholders for the three months ended June 30, 2009 was $280,000 ($0.01 per basic common share) as compared to net loss available to common stockholders of $3.1 million ($0.21 per basic common share) for the three months ended June 30, 2008.  Net loss available to common stockholders for the six months ended June 30, 2009 was $2.3 million ($0.13 per basic common share) as compared to net loss available to common stockholders of $6.9 million ($0.46 per basic common share) for the six months ended June 30, 2008.  The primary reason for the decrease in net loss  is due to the net effect of increased net operating income from office properties, increased gains on sale of real estate and involuntary conversion and reduction in interest expense, offset by increased depreciation expense during the three months and six months ended June 30, 2009.

Office and Parking Properties. The analysis below includes changes attributable to same-store properties, acquisitions, development and dispositions of office properties. Same-store properties are those that the Company owned for the current and prior year reporting periods, excluding properties classified as discontinued operations. At June 30, 2009, same-store properties consisted of 57 properties comprising 12.1 million square feet.  One office property with 189,000 square feet was developed in 2008 and does not meet the definition for a same-store property.

The following table represents revenue from office and parking properties for the three months and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30				Six Months Ended June 30
			Increase	%			Increase	%
	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change
Revenue from office and parking
properties:
Same-store properties	$ 64,855	$ 64,591	$ 264	0.4%	$ 123,871	$ 122,706	$ 1,165	0.9%
Properties acquired in 2008	-	-	-	0.0%	7,315	3,763	3,552	94.4%
Office property development	935	-	935	0.0%	1,778	-	1,778	0.0%
Properties disposed	323	785	(462)	-58.9%	519	1,139	(620)	-54.4%
Total revenue from office and
parking properties	$ 66,113	$ 65,376	$ 737	1.1%	$ 133,483	$ 127,608	$ 5,875	4.6%

Revenue from office and parking properties for same-store properties increased $264,000 and $1.2 million for the three months and six months ended June 30, 2009, respectively, compared to the same period for 2008. The primary reason for the increase is due to an increase in same-store average rental rates for same-store properties for the three months and six months ended June 30, 2009 compared to June 30, 2008 offset by a decrease in lease termination fee income.  Average same-store rental rates increased 3.0% and 2.8% for the three months and six months ended June 30, 2009, respectively, compared to the same period of 2008.

The following table represents property operating expenses for the three months and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30				Six Months Ended June 30
			Increase	%			Increase	%
	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change
Expenses from office
and parking properties:
Same-store properties	$ 30,758	$ 30,693	$ 65	0.2%	$ 60,234	$ 58,596	$ 1,638	2.8%
Properties acquired in 2008	-	-	-	0.0%	3,686	1,768	1,918	108.5%
Office property development	460	5	455	9100.0%	893	7	886	12657.1%
Properties disposed	163	475	(312)	-65.7%	289	661	(372)	-56.3%
Total expenses from office and
parking properties	$ 31,381	$ 31,173	$ 208	0.7%	$ 65,102	$ 61,032	$ 4,070	6.7%

Property operating expenses for same-store properties increased $1.6 million for the six months ended June 30, 2009, compared to the same period of 2008. The primary reason for the increase is due to increased real estate taxes and bad debt expense, offset by a decrease in personnel costs.

Depreciation and amortization expense attributable to office and parking properties decreased $723,000 for the three months ended June 30, 2009, compared to the same period for 2008 and is primarily attributable to the sale of two office buildings in 2009.  Depreciation and amortization expense attributable to office and parking properties increased $1.6 million for the six months ended June 30, 2009, compared to the same period for 2008 and is primarily attributable to the change in depreciation expense associated with the acquisition of office properties in 2008, the sale of two office properties in 2009, and improvements to properties.

Hurricane Ike Impact. The Company had 13 wholly-owned properties and one jointly-owned property totaling 2.3 million square feet in Houston, Texas, which sustained some property damage from Hurricane Ike on September 13, 2008. The current estimate of damages for the 14 properties is approximately $6.5 million. The Company estimates that its insurance deductible related to these claims will be approximately $2.6 million. Approximately $370,000 is estimated to represent repair and clean up costs with the remainder representing capitalized costs. The Company expects to record a net gain of approximately $860,000 related to an involuntary conversion of the damaged assets. During the three months and six months ended June 30, 2009, the Company recorded the partial recognition of the gain on involuntary conversion of $279,000 and $742,000, respectively, related to Hurricane Ike. The Company expects to recognize the remaining gain on involuntary conversion of approximately $118,000 in subsequent quarters.

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

Compensation expense related to restricted shares and deferred incentive share units of $1.3 million and $918,000 was recognized for the six months ended June 30, 2009 and 2008, respectively. Total compensation expense related to nonvested awards not yet recognized was $3.6 million at June 30, 2009. Of the total not yet recognized at June 30, 2009, $2.2 million and $1.4 million are subject to service conditions and performance conditions, respectively. The weighted average period over which the expense subject to service and performance conditions is expected to be recognized is approximately two years. For the remainder of 2009, the Company expects to recognize approximately $1.3 million of additional compensation expense on nonvested awards subject to service and performance conditions.

During the six months ended June 30, 2009, a total of 30,416 restricted shares were issued to officers of the Company. These shares vested upon the achievement of the goals of the GEAR UP Plan. The compensation expense relating to the vesting of the GEAR UP performance-based restricted shares was recognized in 2008.

On February 3, 2009, the Board of Directors approved the grant of 120,000 restricted shares to officers of the Company. The shares were valued at $1.9 million and will vest subject to certain performance-based goals in 2009 at a rate of 30,000 shares per year over the four years following the grant date.

General and Administrative Expense. General and administrative expense decreased $723,000 and $1.4 million for the three months and six months ended June 30, 2009, respectively, compared to the same period of 2008 and is primarily attributable to decreased personnel costs.

Interest Expense. Interest expense, including amortization of deferred financing costs, decreased $922,000 and $2.0 million for the three months and six months ended June 30, 2009, compared to the same period of 2008 and is comprised of the following (in thousands):

	Three Months Ended June 30				Six Months Ended June 30
			Increase	%			Increase	%
	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change
Interest expense:
Mortgage interest expense	$ 11,913	$ 11,988	$ (75)	-0.6%	$ 23,810	$ 23,191	$ 619	2.7%
Bank line interest expense	1,404	2,953	(1,549)	-52.5%	3,066	6,047	(2,981)	-49.3%
Debt prepayment
(income) expense	-	(388)	388	-100.0%	-	13	(13)	-100.0%
Mortgage loan cost
amortization	477	269	208	77.3%	754	554	200	36.1%
Bank loan cost amortization	256	150	106	70.7%	471	305	166	54.4%

Total interest expense	$ 14,050	$ 14,972	$ (922)	-6.2%	$ 28,101	$ 30,110	$(2,009)	-6.7%

Mortgage interest expense increased $619,000 for the six months ended June 30, 2009, compared to the same period for 2008,  and is due to the net effect of new loans placed in 2008 and 2009, the refinancing of one loan in 2008 and the early extinguishment of three mortgages in 2008 and one mortgage in 2009. The average interest rate on mortgage notes payable at June 30, 2009 and 2008 was 5.6% and 5.7%, respectively.

Bank line interest expense decreased $1.5 million and $3.0 million for the three months and six months ended June 30, 2009, respectively,  compared to the same period of 2008, and is primarily due to a decrease in average borrowings of $78.3 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, and a decrease in average interest rate from 5.2% for the six months ended June 30, 2008 to 3.8% for the six months ended June 30, 2009. The decrease in average borrowings is primarily attributable to proceeds received from the sale of Lynnwood Plaza in Hampton Roads, Virginia, the placement of a non-recourse first mortgage secured by two office buildings in Houston, Texas and the Company’s common stock offering, offset by advances under the line of credit to make improvements to office properties and retire existing debt.

Discontinued Operations. Discontinued operations is comprised of the following for the three months and six months ending June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30				Six Months Ended June 30
			Increase	%			Increase	%
	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change
Discontinued operations:
Income from discontinued operations	$ 236	$ 732	$ (496)	-67.8%	$ 414	$ 1,283	$ (869)	-67.7%
Total discontinued operations	$ 236	$ 732	$ (496)	-67.8%	$ 414	$ 1,283	$ (869)	-67.7%

All current and prior period income from the following office property dispositions are included in discontinued operations for the three months and six months ending June 30, 2009 and 2008 (in thousands).

					Net Book
		Square	Date of	Net Sales	Value of	Gain
Office Property	Location	Feet	Sale	Proceeds	Real Estate	on Sale
Town Point Center	Norfolk, Virginia	131	07/15/08	$12,180	$10,621	$1,559
Wachovia Plaza	St. Petersburg, Florida	186	08/18/08	25,492	16,154	9,338
Capitol Center	Columbia, South Carolina	460	09/05/08	46,792	35,101	11,691
2008 Dispositions		777		$84,464	$61,876	$22,588

During 2009, Parkway classified Atrium at Stoneridge, a 108,000 square foot non-core office property in Columbia, South Carolina, as held for sale.  A non-cash impairment loss of $727,000 was recorded during the fourth quarter of 2008 on this asset.  At June 30, 2009, the Company’s management believed the sale of this office property was probable and classified it as held for sale.  In accordance with generally accepted accounting principles, all current and prior period income from Atrium at Stoneridge has been classified as discontinued operations.  On July 8, 2009, the contract to sell Atrium at Stoneridge was terminated due to the inability of the proposed buyer to raise sufficient equity to complete the purchase.  The Company has received $350,000 in non-refundable earnest money in connection with the proposed sale of this asset that will be recorded as other income in the third quarter of 2009.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Standard of Financial Accounting Standards Board (“SFAS”) No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which revised the previously issued SFAS No. 141 (“SFAS No. 141”). SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141, but expands the scope to include all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) requires that the acquisition related transaction costs be expensed as incurred. SFAS No. 141(R) also includes new disclosure requirements. At June 30, 2009, the application of SFAS No. 141(R) had not impacted the Company’s overall financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Upon adoption of SFAS No. 160, the Company reclassified its noncontrolling interest in real estate partnerships from minority interest to equity in the accompanying June 30, 2009 and December 31, 2008 consolidated balance sheets. In addition, the Company has separately disclosed the amount of consolidated net loss attributable to the Company and its noncontrolling interest in consolidated real estate partnerships in the accompanying June 30, 2009 and 2008 consolidated statements of income.

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

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS No. 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB Opinion No. 28-1”), which requires fair value disclosures for financial instruments that are not reflected in the Consolidated Balance Sheets at fair value.  Prior to the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed annually.  Upon adoption of FSP FAS No. 107-1 and APB Opinion No. 28-1 during the second quarter of 2009, the Company is now required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Consolidated Balance Sheet at fair value.

In June 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  The adoption of SFAS No. 165 during the second quarter of 2009 did not have a material impact on the Company’s overall financial position and results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“SFAS No. 166”) which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” by: eliminating the concept of a qualifying special-purpose entity (“QSPE”); clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale; amending and clarifying the unit of account eligible for sale accounting; and requiring that a transferor initially measure at fair value and recognize all assets obtained (for example beneficial interests) and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale.  Additionally, on and after the effective date, existing QSPEs (as defined under previous accounting standards) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance.  SFAS No. 166 requires enhanced disclosures about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the Consolidated Balance Sheet.  SFAS No. 166 will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.  The Company is currently evaluating the impact of SFAS No. 166 on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”).  SFAS No 167 amends FIN 46(R), “Consolidation of Variable Interest Entities,” and changes the consolidation guidance applicable to a variable interest entity (“VIE”).  It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis.  The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.  This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE.  Previously, FIN 46(R) required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred.  QSPEs, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective.  SFAS No. 167 also requires enhanced disclosures about an enterprise’s involvement with a VIE.  SFAS No. 167 will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.  The Company is currently evaluating the impact of SFAS No. 167 on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162” (“SFAS No. 168”), which will become the source of authoritative United States GAAP recognized by the FASB to be applied by nongovernmental entities.  SFAS No. 168 brings together in one place all authoritative GAAP previously in levels A through D of the GAAP hierarchy that has been issued by a standard setter, for example, FASB Statements, FASB Interpretations, EITF Abstracts, FASB Staff Positions and AICPA Accounting and Auditing Guides.   SFAS No. 168 will be effective as of the beginning of interim and annual reporting periods that begin after September 15, 2009.  The Company is currently evaluating the impact of SFAS No. 168 on the Company’s consolidated financial statements.

Liquidity and Capital Resources

Statement of Cash Flows. Cash and cash equivalents were $28.5 million and $15.3 million at June 30, 2009 and December 31, 2008, respectively. Cash flows provided by operating activities for the six months ended June 30, 2009 and 2008 were $37.7 million and $38.8 million, respectively. The decrease in cash flows from operating activities of $1.1 million is primarily attributable to the effect of the timing of receipt of revenues and payment of expenses.

Cash provided by investing activities was $1.4 million for the six months ended June 30, 2009 compared to cash used in investing activities of $260.0 million for the same period of 2008.  The increase in cash provided by investing activities of $261.4 million is primarily due to the effect of office property purchases in 2008, the sale of two properties in 2009 and reduced costs related to development and improvements to real estate.

Cash used in financing activities was $25.9 million for the six months ended June 30, 2009 compared to cash provided by financing activities of $224.1 million for the same period of 2008. The decrease in cash provided by financing activities of $250.0 million is primarily due to additional mortgage placements in 2008 and contributions from noncontrolling interest partners to fund office property purchases in 2008, offset by proceeds received from the common stock offering in 2009.

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

The Company’s line of credit allows Parkway to borrow up to a combined $311.0 million and it matures in April 2011. At June 30, 2009, the Company had a total of $100.0 million outstanding under its line of credit. At June 30, 2009, the following amounts were outstanding under the line of credit (in thousands):

				Outstanding
Line of Credit	Lender	Interest Rate	Maturity	Balance
$15.0 million unsecured line of credit (1)	PNC Bank	-	04/27/11	$-
$236.0 million unsecured line of credit (2)	Wells Fargo	4.9%	04/27/11	40,000
$60.0 million unsecured term loan (3)	Wells Fargo	4.9%	04/27/11	60,000
		4.9%		$100,000

(1)           The interest rate on the $15.0 million unsecured line of credit with PNC Bank is currently LIBOR plus 200 basis points. The Company pays fees on the unused portion of the line of 25 basis points.

(2)           The $236.0 million unsecured line of credit is led by Wells Fargo and syndicated to eight other banks. The interest rate on the line of credit is currently LIBOR plus 130 basis points or the Prime interest rate plus 25 basis points. At June 30, 2009, all amounts outstanding under the line of credit are fixed by an interest rate swap agreement. The Company pays an annual administration fee of $35,000 and fees on the unused portion of the revolver ranging between 12.5 and 20 basis points based upon overall Company leverage, with the rate set at 20 basis points at June 30, 2009.

(3)           The $60.0 million unsecured term loan is led by Wells Fargo and syndicated to eight other banks. The interest rate on the term loan is fixed by an interest rate swap agreement. Excluding the interest rate swap agreement, the interest rate on the term loan is LIBOR plus 130 basis points.

To protect against the potential for rapidly rising interest rates, the Company entered into interest rate swap agreements in 2008.  The Company designated the swaps as hedges of the variable interest rates on the Company’s borrowings under the Wells Fargo unsecured revolving credit facility and a portion of the debt placed on the Pinnacle at Jackson Place.  These swaps are considered to be fully effective and changes in the fair value of the swaps are recognized in accumulated other comprehensive income.  The Company’s interest rate hedge contracts at June 30, 2009 and 2008 are summarized as follows (in thousands):

						Fair Market Value
						Asset (Liability)
Type of	Balance Sheet	Notional	Maturity		Fixed	June 30
Hedge	Location	Amount	Date	Reference Rate	Rate	2009	2008

Swap	Accounts payable
	and other liabilities	$ 30,000	08/31/08	1-month LIBOR	4.924%	$-	$(116)
Swap	Accounts payable
	and other liabilities	$ 40,000	12/31/08	1-month LIBOR	4.360%	-	(333)
Swap	Accounts payable
	and other liabilities	$ 20,000	12/31/08	1-month LIBOR	4.245%	-	(161)
Swap	Accounts payable
	and other liabilities	$100,000	03/31/11	1-month LIBOR	4.935%	(4,280)	589
Swap	Accounts payable
	and other liabilities	$ 23,500	12/01/14	1-month LIBOR	5.800%	(1,267)	492
						$(5,547)	$471

At June 30, 2009, the Company had $859.7 million in mortgage notes payable with an average interest rate of 5.6% secured by office properties and $100.0 million drawn under the Company’s line of credit. Parkway’s pro rata share of unconsolidated joint venture debt was $9.7 million with an average interest rate of 5.1% at June 30, 2009.

The Company monitors the total debt to total asset value ratio as defined in the loan agreements for the Company’s line of credit. In addition to the total debt to total asset value ratio, the Company also monitors interest, fixed charge and modified fixed charge coverage ratios, as well as the debt to EBITDA multiple. The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The interest coverage ratio for the six months ended June 30, 2009 and 2008 was 2.75 and 2.35 times, respectively. The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA. The fixed charge coverage ratio for the six months ended June 30, 2009 and 2008 was 1.94 and 1.70 times, respectively. The modified fixed charge coverage ratio is computed by comparing the cash interest accrued and preferred dividends paid to EBITDA. This modified fixed charge coverage ratio for the six months ended June 30, 2009 and 2008 was 2.47 and 2.15 times, respectively. The debt to EBITDA multiple is computed by comparing Parkway’s share of total debt to EBITDA for a trailing 12-month period.  The debt to EBITDA multiple for the six months ended June 30, 2009 and 2008 was 6.53 and 7.77 times, respectively. Management believes the total debt to total asset value, interest coverage, fixed charge coverage, modified fixed charge coverage and the debt to EBITDA multiple provide useful information on total debt levels as well as the Company’s ability to cover interest, principal and/or preferred dividend payments with current income.

The table below presents the principal payments due and weighted average interest rates for the mortgage notes payable at June 30, 2009 (in thousands).

	Total		Recurring
	Mortgage	Balloon	Principal
	Maturities	Payments	Amortization
Schedule of Mortage Maturities by Years:
2009*	$7,004	$-	$7,004
2010	139,968	126,411	13,557
2011	112,942	102,694	10,248
2012	65,243	56,738	8,505
2013	8,650	-	8,650
2014	9,211	-	9,211
Thereafter	516,686	486,126	30,560
Total	$859,704	$771,969	$87,735
Fair value at 06/30/09	$782,158

*Remaining six months

The Company presently has plans to make additional capital improvements at its office properties in 2009 of approximately $17.5 million. These expenditures include tenant improvements, leasing costs, capitalized acquisition costs and capitalized building improvements. Approximately $3.2 million of these improvements relate to upgrades on properties acquired in recent years that were anticipated at the time of purchase. All such improvements are expected to be financed by cash flow from the properties, capital expenditure escrow accounts, advances on the Company’s line of credit and contributions from partners.

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

On May 4, 2009, the Company placed an $18.5 million seven-year non-recourse first mortgage with a fixed interest rate of 7.6% per annum, and the proceeds were used to reduce borrowings under the line of credit. The mortgage is secured by two office buildings in Houston, Texas.

On June 1, 2009, the Company sold 1717 St. James Place, a 110,000 square foot office property located in Houston, Texas, for a gross sales price of $8.7 million, and Parkway received net cash proceeds from the sale of $8.4 million.

The Company anticipates that its current cash balance, operating cash flows, contributions from partners and borrowings (including borrowings under the working capital line of credit) will be adequate to pay the Company’s (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders, (iv) capital improvements, and (v) normal repair and maintenance expenses at its properties, both in the short and long term. In addition, the Company may use proceeds from sales of assets, sales of equity securities and borrowings to fund property acquisitions and pay debts as they mature.

Contractual Obligations

See information appearing under the caption “Financial Condition - Notes Payable to Banks and Mortgage Notes Payable” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of changes in long-term debt since December 31, 2008.

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

The following table presents a reconciliation of the Company’s net income to FFO for the three months and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Net income (loss)	$920	$(1,936)	$131	$(4,531)
Adjustments to net income (loss):
Preferred dividends	(1,200)	(1,200)	(2,400)	(2,400)
Depreciation and amortization	21,720	22,443	45,276	43,649
Depreciation and amortization - discontinued operations	-	995	24	1,957
Noncontrolling interest depreciation and amortization	(4,316)	(4,898)	(10,314)	(9,108)
Adjustments for unconsolidated joint ventures	213	179	409	355
Gain on sale of real estate	(540)	-	(470)	-
Funds from operations available to common shareholders	$16,797	$15,583	$32,656	$29,922

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Parkway’s Form 10-K for the year ended December 31, 2008. For a full description of these risk factors, please refer to Item 1A-Risk Factors, in the 2008 Annual Report on Form 10-K.

Item 4.       Submission of Matters to a Vote of Security Holders

On May 14, 2009, the Company held its Annual Meeting of Stockholders.  At the Annual Meeting, the following seven directors were elected to serve until the next Annual Meeting.

	SHARES OF
	COMMON STOCK
		WITHHOLD
	FOR	AUTHORITY
Daniel P. Friedman	13,741,027	341,333
Roger P. Friou	13,411,531	670,828
Michael J. Lipsey	13,313,739	768,621
Steven G. Rogers	13,544,569	537,790
Leland R. Speed	13,556,811	525,548
Troy A. Stovall	13,498,229	584,131
Lenore M. Sullivan	13,507,503	574,856

In addition, the following items were also approved at the May 14, 2009 Annual Meeting:

Proposal to consider and ratify the appointment of KPMG LLP as independent accountants of the Company for the 2009 fiscal year.

SHARES OF
COMMON STOCK
FOR	13,488,324
AGAINST	518,711
ABSTAIN	3,865

Item 6. Exhibits

10.1*      Amendment to Form of Incentive Restricted Share Agreement for 2009 Long-Term Equity Compensation Program.

10.2*      Agreement for Parkway Properties, Inc. Deferred Compensation Plan, as amended.

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

DATE: August 6, 2009                                                                                                                                    PARKWAY PROPERTIES, INC.

                                                                                                                                                                            BY: /s/ Mandy M. Pope

                                                                                                                                                                            Mandy M. Pope, CPA

                                                                                                                                                                            Senior Vice President, Controller and

                                                                                                                                                                            Chief Accounting Officer