Form 10-Q
period 2009-09-30
PARKWAY PROPERTIES INC
filed 2009-11-05
CIK 729237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended September 30, 2009
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

Yes ☐ No ☑

21,623,307 shares of Common Stock, $.001 par value, were outstanding at November 2, 2009.

PARKWAY PROPERTIES, INC.

FORM 10-Q

TABLE OF CONTENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

		Page
Part I. Financial Information
Item 1.	Financial Statements

	Consolidated Balance Sheets, September 30, 2009 and December 31, 2008	3

	Consolidated Statements of Income for the Three Months and Nine Months Ended
	September 30, 2009 and 2008	4

	Consolidated Statement of Changes in Equity for the Nine Months Ended	6
	September 30, 2009

	Consolidated Statements of Cash Flows for the Nine Months Ended	7
	September 30, 2009 and 2008

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

Part II. Other Information

Item 1A.	Risk Factors	37

Item 6.	Exhibits	38

Signatures

Authorized Signatures		38

PARKWAY PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

 (In thousands, except share and per share data)

	September 30	December 31
	2009	2008
	(Unaudited)
Assets
Real estate related investments:
Office and parking properties	$1,732,454	$1,737,549
Real estate development	609	609
Accumulated depreciation	(323,721)	(282,919)
	1,409,342	1,455,239

Land available for sale	750	750
Mortgage loan	7,965	7,519
Investment in unconsolidated joint ventures	11,332	11,057
	1,429,389	1,474,565

Rents receivable and other assets	112,011	118,512
Intangible assets, net	66,794	79,460
Cash and cash equivalents	35,635	15,318
	$1,643,829	$1,687,855

Liabilities
Notes payable to banks	$100,000	$185,940
Mortgage notes payable	856,232	869,581
Accounts payable and other liabilities	96,874	98,894
	1,053,106	1,154,415

Equity
Parkway Properties, Inc. shareholders’ equity:
8.00% Series D Preferred stock, $.001 par value,
2,400,000 shares authorized, issued and outstanding	57,976	57,976
Common stock, $.001 par value, 67,600,000 shares authorized, 21,621,552
and 15,253,396 shares issued and outstanding in 2009 and 2008, respectively	22	15
Common stock held in trust, at cost, 71,255 and 85,300 shares in 2009 and
2008, respectively	(2,399)	(2,895)
Additional paid-in capital	514,757	428,367
Accumulated other comprehensive loss	(5,821)	(7,728)
Accumulated deficit	(93,553)	(69,487)
Total Parkway Properties, Inc. shareholders’ equity	470,982	406,248
Noncontrolling interest - real estate partnerships	119,741	127,192
Total equity	590,723	533,440
	$1,643,829	$1,687,855

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended
	September 30
	2009	2008
	(Unaudited)
Revenues
Income from office and parking properties	$66,474	$69,857
Management company income	340	449
Total revenues	66,814	70,306

Expenses
Property operating expenses	31,600	34,295
Depreciation and amortization	23,401	22,755
Management company expenses	577	432
General and administrative	1,783	2,055
Total expenses	57,361	59,537

Operating income	9,453	10,769

Other income and expenses
Interest and other income	672	346
Equity in earnings of unconsolidated joint ventures	48	255
Interest expense	(13,835)	(14,843)

Loss from continuing operations	(3,662)	(3,473)

Discontinued operations:
Loss from discontinued operations	-	(2,001)
Gain on sale of real estate from discontinued operations	-	22,588
Total discontinued operations	-	20,587
Net income (loss)	(3,662)	17,114
Net loss attributable to noncontrolling interest - real estate partnerships	2,107	2,584
Net income (loss) for Parkway Properties, Inc.	(1,555)	19,698
Change in market value of interest rate swaps	(274)	(860)
Comprehensive income (loss)	$(1,829)	$18,838

Net income (loss) for Parkway Properties, Inc.	$(1,555)	$19,698
Dividends on preferred stock	(1,200)	(1,200)
Net income (loss) available to common stockholders	$(2,755)	$18,498

Net income (loss) per common share attributable to Parkway Properties, Inc.:
Basic:
Loss from continuing operations attributable to Parkway Properties, Inc.	$(0.13)	$(0.14)
Discontinued operations	-	1.37
Net income (loss) attributable to Parkway Properties, Inc.	$(0.13)	$1.23

Diluted:
Loss from continuing operations attributable to Parkway Properties, Inc.	$(0.13)	$(0.14)
Discontinued operations	-	1.37
Net income (loss) attributable to Parkway Properties, Inc.	$(0.13)	$1.23

Dividends per common share	$0.325	$0.65

Weighted average shares outstanding:
Basic	21,313	15,031
Diluted	21,313	15,031

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Nine Months Ended
	September 30
	2009	2008
	(Unaudited)
Revenues
Income from office and parking properties	$200,751	$198,144
Management company income	1,486	1,356
Total revenues	202,237	199,500

Expenses
Property operating expense	97,058	95,708
Depreciation and amortization	68,701	66,659
Management company expenses	1,710	1,353
General and administrative	4,734	6,443
Total expenses	172,203	170,163

Operating income	30,034	29,337

Other income and expenses
Interest and other income	1,283	1,020
Equity in earnings of unconsolidated joint ventures	475	802
Gain on involuntary conversion	742	-
Gain on sale of real estate	470	-
Interest expense	(41,936)	(44,954)

Loss from continuing operations	(8,932)	(13,795)

Discontinued operations:
Loss from discontinued operations	-	(760)
Gain on sale of real estate from discontinued operations	-	22,588
Total discontinued operations	-	21,828
Net income (loss)	(8,932)	8,033
Net loss attributable to noncontrolling interest - real estate partnerships	7,508	7,134
Net income (loss) for Parkway Properties, Inc.	(1,424)	15,167
Change in market value of interest rate swaps	1,907	(31)
Comprehensive income	$483	$15,136

Net income (loss) for Parkway Properties, Inc.	$(1,424)	$15,167
Dividends on preferred stock	(3,600)	(3,600)
Net income (loss) available to common stockholders	$(5,024)	$11,567

Net income (loss) per common share attributable to Parkway Properties, Inc.:
Basic:
Loss from continuing operations attributable to Parkway Properties, Inc.	$(0.27)	$(0.68)
Discontinued operations	-	1.45
Net income (loss) attributable to Parkway Properties, Inc.	$(0.27)	$0.77

Diluted:
Loss from continuing operations attributable to Parkway Properties, Inc.	$(0.27)	$(0.68)
Discontinued operations	-	1.45
Net income (loss) attributable to Parkway Properties, Inc.	$(0.27)	$0.77

Dividends per common share	$0.975	$1.95

Weighted average shares outstanding:
Basic	18,827	15,019
Diluted	18,827	15,019

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In thousands, except share and per share data)

(Unaudited)

	Parkway Properties, Inc. Shareholders
					Accumulated		Total	Noncontrolling
			Common	Additional	Other		Parkway	Interest –
	Preferred	Common	Stock Held	Paid-In	Comprehensive	Accumulated	Properties, Inc.	Real Estate	Total
	Stock	Stock	in Trust	Capital	Loss	Deficit	Shareholders’ Equity	Partnerships	Equity
Balance at December 31, 2008 as
previously reported	$57,976	$15	$(2,895)	$428,367	$(7,728)	$(69,487)	$406,248	$-	$406,248
Reclassification upon the adoption of
SFAS No. 160	-	-	-	-	-	-	-	127,192	127,192
Balance at December 31, 2008 as
presented	57,976	15	(2,895)	428,367	(7,728)	(69,487)	406,248	127,192	533,440
Comprehensive income (loss)
Net loss	-	-	-	-	-	(1,424)	(1,424)	(7,508)	(8,932)
Change in fair value of interest
rate swaps	-	-	-	-	1,907	-	1,907	-	1,907
Total comprehensive income (loss)	-	-	-	-	-	-	483	(7,508)	(7,025)
Common dividends declared -
$0.975 per share	-	-	-	-	-	(19,042)	(19,042)	-	(19,042)
Preferred dividends declared -
$1.50 per share	-	-	-	-	-	(3,600)	(3,600)	-	(3,600)
Share-based compensation	-	-	-	1,940	-	-	1,940	-	1,940
Stock offering – 6,250,000 shares
of common stock	-	7	-	84,450	-	-	84,457	-	84,457
Shares issued in lieu of Directors’ fees – 3,000 shares	-	-	-	42	-	-	42	-	42
Purchase of Company stock – 3,594
shares withheld to satisfy tax
withholding obligations in
connection with the vesting
of restricted stock	-	-	-	(42)	-	-	(42)	-	(42)
Distribution of 15,125 shares of
common stock, deferred
compensation plan	-	-	511	-	-	-	511	-	511
Contribution of 1,080 shares
of common stock,
deferred compensation plan	-	-	(15)	-	-	-	(15)	-	(15)
Contribution of capital by
noncontrolling interests	-	-	-	-	-	-	-	57	57

Balance at September 30, 2009	$57,976	$22	$(2,399)	$514,757	$(5,821)	$(93,553)	$470,982	$119,741	$590,723

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30
	2009	2008
	(Unaudited)
Operating activities
Net income (loss)	$(1,424)	$15,167
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	68,701	66,659
Depreciation and amortization - discontinued operations	-	1,873
Amortization of above (below) market leases	(98)	198
Amortization of loan costs	1,772	1,322
Amortization of mortgage loan discount	(447)	(380)
Share-based compensation expense	1,940	1,381
Operating distributions from unconsolidated joint ventures	392	855
Loss allocated to noncontrolling interests	(7,508)	(7,134)
Net gain on real estate and involuntary conversion	(1,212)	(22,588)
Equity in earnings of unconsolidated joint ventures	(475)	(802)
Increase in deferred leasing costs	(7,413)	(6,527)
Changes in operating assets and liabilities:
Change in receivables and other assets	2,680	3,559
Change in accounts payable and other liabilities	6,640	1,896

Cash provided by operating activities	63,548	55,479

Investing activities
Distributions from unconsolidated joint ventures	-	38
Reimbursements from (purchases of) real estate related investments	822	(231,650)
Proceeds from sale of real estate	15,542	84,464
Proceeds from property insurance settlement	1,855	-
Real estate development	(4,937)	(19,592)
Improvements to real estate related investments	(18,950)	(22,452)

Cash used in investing activities	(5,668)	(189,192)

Financing activities
Principal payments on mortgage notes payable	(31,849)	(73,461)
Proceeds from long-term financing	18,500	218,994
Proceeds from bank borrowings	35,742	152,999
Payments on bank borrowings	(121,682)	(185,032)
Debt financing costs	(310)	(1,703)
Stock options exercised	-	792
Purchase of Company common stock	(42)	-
Dividends paid on common stock	(18,836)	(29,492)
Dividends paid on preferred stock	(3,600)	(3,600)
Contributions from noncontrolling interest partners	57	60,501
Distributions to noncontrolling interest partners	-	(2,540)
Proceeds from common stock offering	84,457	-

Cash provided by (used in) financing activities	(37,563)	137,458

Change in cash and cash equivalents	20,317	3,745

Cash and cash equivalents at beginning of period	15,318	11,312

Cash and cash equivalents at end of period	$35,635	$15,057

See notes to consolidated financial statements.

Parkway Properties, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2009

Note A - Basis of Presentation

The consolidated financial statements include the accounts of Parkway Properties, Inc. (“Parkway” or “the Company”), its wholly-owned subsidiaries and joint ventures in which the Company has a controlling interest. The other partners’ equity interests in the consolidated joint ventures are reflected as noncontrolling interests in the consolidated financial statements. Parkway consolidates subsidiaries where the entity is a variable interest entity (“VIE”) and Parkway is the primary beneficiary and is expected to absorb a majority of the VIE’s anticipated losses, receive a majority of the VIE’s anticipated residual returns, or both.  All significant intercompany transactions and accounts have been eliminated in the accompanying financial statements.

The Company also consolidates certain joint ventures where it exercises significant control over major operating and management decisions, or where the Company is the sole general partner and the limited partners do not possess kick-out rights or other substantive participating rights. The equity method of accounting is used for those joint ventures that do not meet the criteria for consolidation and where Parkway exercises significant influence but does not control these joint ventures.

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

The accompanying unaudited condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Operating results for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. The financial statements should be read in conjunction with the 2008 annual report and the notes thereto.

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

Effective January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 805, “Business Combinations” (“FASB ASC 805”), which expands the scope of previous accounting guidance regarding business combinations to include all transactions and other events in which one entity obtains control over one or more other businesses. FASB ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, requires that the acquisition related transaction costs be expensed as incurred and also includes new disclosure requirements. The impact of FASB ASC 805 on the Company’s overall financial position and results of operations will be determined by the markets in which the Company invests. At September 30, 2009, the application of FASB ASC 805 had not impacted the Company’s overall financial position or results of operations.

Effective January 1, 2009, the Company adopted FASB ASC 810-10-65, “Noncontrolling Interests in Consolidated Financial Statements” (“FASB ASC 810-10-65”). FASB ASC 810-10-65 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FASB ASC 810-10-65 also amends certain consolidation procedures for consistency with the requirements of FASB ASC 805. FASB ASC 810-10-65 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Upon adoption of FASB ASC 810-10-65, the Company reclassified its noncontrolling interest in real estate partnerships from minority interest to equity in the accompanying September 30, 2009 and December 31, 2008 consolidated balance sheets. In addition, the Company has separately disclosed the amount of consolidated net loss attributable to the Company and its noncontrolling interest in consolidated real estate partnerships in the accompanying September 30, 2009 and 2008 consolidated statements of income.

Effective January 1, 2009, the Company adopted FASB ASC 815-10-65, “Disclosures about Derivative Instruments and Hedging Activities” (“FASB ASC 815-10-65”). FASB ASC 815-10-65 requires all entities with derivative instruments to disclose information regarding how and why the entity uses derivative instruments and how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows. The Statement is effective prospectively for periods beginning on or after November 15, 2008. The application of FASB ASC 815-10-65 had an immaterial impact on the Company’s overall financial position and results of operations upon adoption.

Effective January 1, 2009, the Company adopted FASB ASC 323-10, “Equity Method Investment Accounting Considerations” (“FASB ASC 323-10”), which applies to all investments accounted for under the equity method and clarifies the accounting for certain transactions and impairment considerations involving those investments. FASB ASC 323-10 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The application of FASB ASC 323-10 had an immaterial impact on the Company’s overall financial position and results of operation upon its adoption.

During the second quarter of 2009, the Company adopted FASB ASC 825-10-65, “Interim Disclosures about Fair Value of Financial Instruments” (“FASB ASC 825-10-65”), which requires fair value disclosures for financial instruments that are not reflected in the Consolidated Balance Sheets at fair value.  Prior to the issuance of FASB ASC 825-10-65, the fair values of those assets and liabilities were disclosed annually.  Upon adoption of FASB ASC 825-10-65, the Company is now required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Consolidated Balance Sheet at fair value.

During the second quarter of 2009, the Company adopted FASB ASC 855, “Subsequent Events” (“FASB ASC 855”), which establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  FASB ASC 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  The adoption of FASB ASC 855 did not have a material impact on the Company’s overall financial position and results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“SFAS No. 166”) which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” by: eliminating the concept of a qualifying special-purpose entity (“QSPE”); clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale; amending and clarifying the unit of account eligible for sale accounting; and requiring that a transferor initially measure at fair value and recognize all assets obtained (for example beneficial interests) and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale.  Additionally, on and after the effective date, existing QSPEs (as defined under previous accounting standards) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance.  SFAS No. 166 requires enhanced disclosures about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the Consolidated Balance Sheet.  SFAS No. 166 will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.  The Company is currently evaluating the impact of SFAS No. 166 on the Company’s consolidated financial statements.

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

In June 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-01, “Topic 105 – Generally Accepted Accounting Principles – amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASU 2009-01”), which will become the source of authoritative United States GAAP recognized by the FASB to be applied by nongovernmental entities.  ASU 2009-01 brings together in one place all authoritative GAAP previously in levels A through D of the GAAP hierarchy that has been issued by a standard setter, for example, FASB Statements, FASB Interpretations, EITF Abstracts, FASB Staff Positions and AICPA Accounting and Auditing Guides.   ASU 2009-01 is effective as of the beginning of interim and annual reporting periods that begin after September 15, 2009.  At September 30, 2009, the Company has adopted ASU 2009-01.

Note B - Net Income (Loss) Per Common Share

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

The computation of diluted EPS is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Numerator:
Basic and diluted net income (loss)
available to common stockholders	$(2,755)	$18,498	$(5,024)	$11,567

Denominator:
Basic weighted average shares	21,313	15,031	18,827	15,019
Dilutive weighted average shares	21,313	15,031	18,827	15,019
Diluted income (loss) per share attributable to Parkway Properties, Inc.	$(0.13)	$1.23	$(0.27)	$0.77

Consolidated loss from continuing operations was $3.7 million and $3.5 million for the three months ended September 30, 2009 and 2008, respectively.  Loss from continuing operations attributable to Parkway Properties, Inc. was $1.6 million for the three months ended September 30, 2009 compared to a loss from continuing operations of $889,000 for the three months ended September 30, 2008.  Loss from continuing operations attributable to noncontrolling interests was $2.1 million and $2.6 million for the three months ended September 30, 2009 and 2008, respectively.

Consolidated loss from continuing operations was $8.9 million and $13.8 million for the nine months ended September 30, 2009 and 2008, respectively. Loss from continuing operations attributable to Parkway Properties, Inc. was $1.4 million and $6.7 million for the nine months ended September 30, 2009 and 2008, respectively. Loss from continuing operations attributable to noncontrolling interests was $7.5 million and $7.1 million for the nine months ended September 30, 2009 and 2008, respectively.

The computation of diluted EPS for the three months and nine months ended September 30, 2009 and 2008 did not include the effect of employee stock options, deferred incentive units and restricted shares because their inclusion would have been anti-dilutive.

Note C - Supplemental Cash Flow Information and Schedule of Non-Cash Investing and Financing Activity

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

	Nine Months Ended
	September 30
	2009	2008
	(in thousands)
Supplemental cash flow information:
Cash paid for interest (net of amount capitalized)	$40,437	$46,903
Supplemental schedule of non-cash investing and financing activity:
Restricted shares and deferred incentive share units issued	3,039	1,091
Shares issued in lieu of Directors’ fees	42	140

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

Note E - Discontinued Operations

All current and prior period income from the following office property dispositions are included in discontinued operations for the three months and nine months ended September 30, 2009 and 2008 (in thousands).

		Square	Date of	Net Sales	Net Book Value	Gain
Office Property	Location	Feet	Sale	Price	of Real Estate	on Sale
Town Point Center	Norfolk, Virginia	131	07/15/08	$12,180	$10,621	$1,559
Wachovia Plaza	St. Petersburg, Florida	186	08/18/08	25,492	16,154	9,338
Capitol Center	Columbia, South Carolina	460	09/05/08	46,792	35,101	11,691
2008 Dispositions		777		$84,464	$61,876	$22,588

The amount of revenue and expense for these three office properties reported in discontinued operations for the three months and nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Income Statement:
Revenues
Income from office and parking properties	$-	$2,042	$-	$9,053
	-	2,042	-	9,053

Expenses
Office and parking properties:
Property operating expense	-	1,466	-	4,772
Interest expense	-	2,406	-	3,168
Depreciation and amortization	-	171	-	1,873
	-	4,043	-	9,813
Loss from discontinued operations	-	(2,001)	-	(760)
Gain on sale of real estate from discontinued operations	-	22,588	-	22,588
Total discontinued operations	$-	$20,587	$-	$21,828

During the quarter ended March 31, 2009, the Company classified Atrium at Stoneridge, a 108,000 square foot non-core office building in Columbia, South Carolina as held for sale and reclassified all income and expense for this property to discontinued operations.  However, on July 8, 2009, the contract to sell Atrium at Stoneridge was terminated due to the inability of the proposed buyer to raise sufficient equity to complete the purchase.  The Company received $350,000 in non-refundable earnest money in connection with the termination of the contract that has been recorded as other income in the third quarter of 2009.  Therefore, the Company does not consider this asset to be held for sale and reclassified all revenue and expenses for this office property from discontinued operations to continuing operations for all current and prior periods presented.

Note F - Mortgage Loan

The Company owns the B participation piece (the “B piece”) of a first mortgage secured by an 844,000 square foot office building in Dallas, Texas known as 2100 Ross at an original cost of $6.9 million. The B piece was originated by Wachovia Bank, N.A., a Wells Fargo Company, and has a face value of $10.0 million and a stated coupon rate of 6.065%. Upon maturity in May 2012, the Company will receive a principal payment of $10.0 million, which produces a yield to maturity of 15.6%. The carrying amount of the mortgage loan was approximately $8.0 million at September 30, 2009.  The carrying amount for the mortgage loan approximated fair value at September 30, 2009.

Note G - Investment in Unconsolidated Joint Ventures

In addition to the 59 office and parking properties included in the consolidated financial statements, the Company is also invested in four unconsolidated joint ventures with unrelated investors. These investments are accounted for using the equity method of accounting, as Parkway does not control any of these joint ventures. Accordingly, the assets and liabilities of the joint ventures are not included on Parkway’s consolidated balance sheets at September 30, 2009 and December 31, 2008. Information relating to these unconsolidated joint ventures is detailed below (in thousands).

			Parkway’s		Percentage
			Ownership	Square	Leased
Joint Venture Entity	Property Name	Location	Interest	Feet	At 10/01/09
Wink-Parkway Partnership	Wink Building	New Orleans, LA	50.0%	32	7.6%
Parkway Joint Venture, LLC (“Jackson JV”)	UBS Building/River Oaks	Jackson, MS	20.0%	167	86.0%
RubiconPark I, LLC (“Rubicon JV”)	Lakewood/Falls Pointe	Atlanta, GA
	Carmel Crossing	Charlotte, NC	20.0%	552	90.3%
RubiconPark II, LLC (“Maitland JV”)	Maitland 200	Orlando, FL	20.0%	205	99.0%
				956	88.6%

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

Balance sheet information for the unconsolidated joint ventures is summarized below at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009
	Wink	Jackson	Rubicon	Maitland	Combined
	Building	JV	JV	JV	Total
Unconsolidated joint ventures (at 100%):
Real estate, net	$1,151	$15,645	$64,800	$28,249	$109,845
Other assets	542	1,024	8,326	1,460	11,352
Total assets	$1,693	$16,669	$73,126	$29,709	$121,197

Mortgage debt (a)	$-	$12,574	$51,501	$17,793	$81,868
Other liabilities	44	555	1,481	668	2,748
Partners’ and shareholders’ equity	1,649	3,540	20,144	11,248	36,581
Total liabilities and partners’/shareholders’ equity	$1,693	$16,669	$73,126	$29,709	$121,197

Parkway’s share of unconsolidated joint ventures:
Real estate, net	$576	$3,129	$12,960	$5,650	$22,315
Mortgage debt	$-	$2,515	$7,133	$-	$9,648
Investment in joint ventures	$825	$(296)	$5,669	$5,134	$11,332

	December 31, 2008
	Wink	Jackson	Rubicon	Maitland	Combined
	Building	JV	JV	JV	Total
Unconsolidated joint ventures (at 100%):
Real estate, net	$1,168	$15,918	$65,749	$28,828	$111,663
Other assets	457	1,006	8,076	1,048	10,587
Total assets	$1,625	$16,924	$73,825	$29,876	$122,250

Mortgage debt (a)	$67	$12,600	$52,000	$18,154	$82,821
Other liabilities	39	700	1,573	628	2,940
Partners’ and shareholders’ equity	1,519	3,624	20,252	11,094	36,489
Total liabilities and partners’/shareholders’ equity	$1,625	$16,924	$73,825	$29,876	$122,250

Parkway’s share of unconsolidated joint ventures:
Real estate, net	$584	$3,184	$13,150	$5,766	$22,684
Mortgage debt	$34	$2,520	$7,200	$-	$9,754
Investment in joint ventures	$760	$(310)	$5,484	$5,123	$11,057

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

				Parkway’s	Monthly	Loan	Loan
	Type	Interest		Share of	Debt	Balance	Balance
Joint Venture	Debt Service	Rate	Maturity Date	Debt	Service	09/30/09	12/31/08
Wink-Parkway Partnership	Amortizing	8.625%	07/01/09	50.00%	$-	$-	$34
Maitland JV	Amortizing	4.390%	06/01/11	0.00%	-	-	-
Rubicon JV	Amortizing	4.865%	01/01/12	13.85%	38	7,133	7,200
Jackson JV	Amortizing	5.840%	07/01/15	20.00%	15	2,515	2,520
					$53	$9,648	$9,754
Weighted average interest rate at end of period						5.119%	5.130%

The following table presents Parkway’s proportionate share of principal payments due for mortgage debt in unconsolidated joint ventures at September 30, 2009 (in thousands):

	Wink	Maitland	Rubicon	Jackson
	Partnership	JV	JV	JV	Total
2009 (Remaining three months)	$-	$-	$27	$8	$35
2010	-	-	109	32	141
2011	-	-	114	35	149
2012	-	-	6,883	37	6,920
2013	-	-	-	39	39
2014	-	-	-	41	41
Thereafter	-	-	-	2,323	2,323
	$-	$-	$7,133	$2,515	$9,648

Income statement information for the unconsolidated joint ventures is summarized below for the three months ended September 30, 2009 and 2008 (in thousands):

	Results of Operations
	Three Months Ended September 30, 2009
	Wink	Jackson	Rubicon	Maitland	Combined
	Building	JV	JV	JV	Total

Unconsolidated joint ventures (100%):
Revenues	$52	$661	$2,395	$1,167	$4,275
Operating expenses	(26)	(290)	(1,536)	(472)	(2,324)
Net operating income	26	371	859	695	1,951
Interest expense	-	(184)	(641)	(196)	(1,021)
Loan cost amortization	(1)	(1)	(16)	(3)	(21)
Depreciation and amortization	(6)	(169)	(696)	(227)	(1,098)
Net income (loss)	$19	$17	$(494)	$269	$(189)

Parkway’s share of unconsolidated joint ventures:
Net income (loss)	$10	$3	$(59)	$94	$48
Depreciation and amortization	$3	$34	$139	$45	$221
Property management fees	$-	$43	$67	$42	$152
Interest expense	$-	$37	$89	$-	$126
Loan cost amortization	$-	$-	$2	$-	$2

Other supplemental information:
Distributions from unconsolidated joint ventures	$-	$23	$-	$46	$69

	Results of Operations
	Three Months Ended September 30, 2008
	Wink	Jackson	Rubicon	Maitland	Combined
	Building	JV	JV	JV	Total

Unconsolidated joint ventures (100%):
Revenues	$98	$767	$2,543	$1,151	$4,559
Operating expenses	(29)	(354)	(941)	(408)	(1,732)
Net operating income	69	413	1,602	743	2,827
Interest expense	(2)	(184)	(647)	(201)	(1,034)
Loan cost amortization	(1)	(1)	(15)	(3)	(20)
Depreciation and amortization	(6)	(212)	(550)	(228)	(996)
Net income	$60	$16	$390	$311	$777

Parkway’s share of unconsolidated joint ventures:
Net income	$30	$3	$119	$103	$255
Depreciation and amortization	$3	$42	$110	$45	$200
Property management fees	$-	$52	$106	$40	$198
Interest expense	$1	$37	$90	$-	$128
Loan cost amortization	$1	$-	$2	$-	$3

Other supplemental information:
Distributions from unconsolidated joint ventures	$-	$13	$62	$119	$194

Income statement information for the unconsolidated joint ventures is summarized below for the nine months ended September 30, 2009 and 2008 (in thousands):

	Results of Operations
	Nine Months Ended September 30, 2009
	Viad Corp	Wink	Jackson	Rubicon	Maitland	Combined
	Center	Building	JV	JV	JV	Total

Unconsolidated joint ventures (100%):
Revenues	$-	$214	$2,143	$7,301	$3,460	$13,118
Operating expenses	-	(62)	(950)	(3,527)	(1,356)	(5,895)
Net operating income	-	152	1,193	3,774	2,104	7,223
Interest expense	-	(2)	(552)	(1,909)	(591)	(3,054)
Loan cost amortization	-	(3)	(3)	(47)	(10)	(63)
Depreciation and amortization	-	(18)	(490)	(1,925)	(693)	(3,126)
Net income (loss)	$-	$129	$148	$(107)	$810	$980

Parkway’s share of unconsolidated joint ventures:
Net income	$-	$65	$29	$98	$283	$475
Depreciation and amortization	$-	$9	$98	$385	$138	$630
Property management fees	$-	$-	$119	$780	$112	$1,011
Interest expense	$-	$1	$111	$264	$-	$376
Loan cost amortization	$-	$2	$-	$6	$-	$8

Other supplemental information:
Distributions from unconsolidated joint ventures	$-	$-	$69	$14	$309	$392

	Results of Operations
	Nine Months Ended September 30, 2008
	Viad Corp	Wink	Jackson	Rubicon	Maitland	Combined
	Center	Building	JV	JV	JV	Total

Unconsolidated joint ventures (100%):
Revenues	$108	$287	$2,056	$7,664	$3,458	$13,573
Operating expenses	(2)	(76)	(1,040)	(2,894)	(1,195)	(5,207)
Net operating income	106	211	1,016	4,770	2,263	8,366
Interest expense	-	(9)	(552)	(1,925)	(607)	(3,093)
Loan cost amortization	-	(2)	(3)	(47)	(10)	(62)
Depreciation and amortization	-	(17)	(507)	(1,575)	(653)	(2,752)
Net income (loss)	$106	$183	$(46)	$1,223	$993	$2,459

Parkway’s share of unconsolidated joint ventures:
Net income (loss)	$32	$91	$(10)	$367	$322	$802
Depreciation and amortization	$-	$9	$101	$315	$130	$555
Property management fees	$-	$-	$160	$295	$126	$581
Incentive fee	$5	$-	$-	$-	$-	$5
Interest expense	$-	$4	$111	$267	$-	$382
Loan cost amortization	$-	$2	$-	$6	$-	$8

Other supplemental information:
Distributions from unconsolidated joint ventures	$38	$-	$39	$236	$580	$893

Note H - Capital and Financing Transactions

At September 30, 2009, the Company had a total of $100.0 million outstanding under the line of credit and was in compliance with all loan covenants under each credit facility. The Company’s line of credit allows borrowing up to a combined $311.0 million at either the 30-day LIBOR interest rate plus 115 basis points or the Prime interest rate plus 25 basis points. At September 30, 2009, all amounts outstanding under the line of credit are fixed by an interest rate swap agreement.

Mortgage notes payable at September 30, 2009 totaled $856.2 million with an average interest rate of 5.6% and were secured by office properties.  The fair value of mortgage notes payable at September 30, 2009 was $786.9 million.

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

On April 28, 2009, the Company sold 6.25 million shares of common stock to UBS Investment Bank at a gross offering price of $13.71 per share and a net price of $13.56 per share. The Company used the net proceeds of $84.5 million to reduce outstanding borrowings under the Company’s line of credit and for general corporate purposes.

On May 4, 2009, the Company placed an $18.5 million seven-year non-recourse first mortgage with a fixed interest rate of 7.6% per annum, and the proceeds were used to reduce borrowings under the line of credit. The mortgage is secured by the 5300 Memorial and Town and Country office buildings in Houston, Texas totaling 303,000 square feet.

Note I - Noncontrolling Interest - Real Estate Partnerships

The Company has an interest in three joint ventures that are included in its consolidated financial statements. Information relating to these consolidated joint ventures is detailed below.

		Parkway’s	Square Feet
Joint Venture Entity and Property Name	Location	Ownership %	(In thousands)
Parkway Moore, LLC/ Moore Building Associates, LP (Toyota Center)	Memphis, TN	75.025%	175
Parkway Properties Office Fund, LP
Desert Ridge I, II and Shops	Phoenix, AZ	26.500%	293
Maitland 100	Orlando, FL	25.000%	128
555 Winderley	Orlando, FL	25.000%	102
Gateway Center	Orlando, FL	25.000%	228
BellSouth Building	Jacksonville, FL	25.000%	92
Centurion Centre	Jacksonville, FL	25.000%	88
100 Ashford Center	Atlanta, GA	25.000%	160
Peachtree Ridge	Atlanta, GA	25.000%	163
Overlook II	Atlanta, GA	25.000%	260
Citicorp Plaza	Chicago, IL	40.000%	603
Chatham Centre	Schaumburg, IL	25.000%	206
Renaissance Center	Memphis, TN	25.000%	190
1401 Enclave Parkway	Houston, TX	25.000%	209
Total Parkway Properties Office Fund, LP			2,722
Parkway Properties Office Fund II, LP			-
Total Consolidated Joint Ventures			2,897

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

Parkway will serve as the general partner of Texas Teachers Fund II and will provide asset management, property management, and leasing and construction management services to the fund for which it will be paid market-based fees. Parkway will have four years, or through May 2012, to identify and acquire properties, with funds contributed as needed to complete acquisitions. Parkway will exclusively represent the fund in making acquisitions within the target markets and within certain predefined criteria. Parkway may continue to make fee-simple acquisitions in markets outside of the target markets, acquire properties within the target markets that do not meet the fund’s specific criteria or sell any currently owned properties. At September 30, 2009, there have been no acquisitions of assets on behalf of Texas Teachers Fund II.

Noncontrolling interest - real estate partnerships represents the other partners’ proportionate share of equity in the partnerships discussed above at September 30, 2009. Income is allocated to noncontrolling interest based on the weighted average percentage ownership during the year.

Note J - Share-Based Compensation

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

Compensation expense, including estimated forfeitures, is recognized over the expected vesting period, which is four to seven years from grant date for restricted shares subject to service conditions and four years from grant date for deferred incentive share units. During the nine months ended September 30, 2009, a total of 30,416 restricted shares were issued to officers of the Company. These shares vested upon achievement of the goals of the GEAR UP Plan. The compensation expense relating to the vesting of the GEAR UP performance-based restricted shares was recognized in 2008.

Compensation expense related to restricted shares and deferred incentive share units of $1.9 million and $1.4 million was recognized for the nine months ended September 30, 2009 and 2008, respectively. Total compensation expense related to nonvested awards not yet recognized was $2.9 million at September 30, 2009. Of the total not yet recognized at September 30, 2009, $1.7 million and $1.2 million are subject to service conditions and performance conditions, respectively. The weighted average period over which the expense subject to service and performance conditions is expected to be recognized is approximately 1.9 years. For the remainder of 2009, the Company expects to recognize approximately $660,000 of additional compensation expense on nonvested awards subject to service and performance conditions.

Restricted shares and deferred incentive share units are forfeited if an employee leaves the Company before the vesting date. Shares and/or units that are forfeited become available for future grant under the 2003 Plan.

During the nine months ended September 30, 2009, the Board of Directors approved the grant of 120,500 restricted shares to officers of the Company. The shares were valued at $1.9 million and will vest subject to achievement of certain performance-based goals in 2009 at a rate of 30,125 shares per year over the four years following the grant date.

A summary of the Company’s restricted shares and deferred incentive share unit activity for the nine  months ended September 30, 2009 is as follows:

		Weighted		Weighted
		Average	Deferred	Average
	Restricted	Grant-Date	Incentive	Grant-Date
	Shares	Fair Value	Share Units	Fair Value
Balance at 12/31/08	220,641	$39.49	22,805	$37.62
Granted	120,500	15.77	-	-
Vested	(30,416)	43.08	-	-
Forfeited	(1,750)	30.85	(3,010)	39.14
Balance at 09/30/09	308,975	$29.94	19,795	$37.39

Note K - Segment Information

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

The management of the Company evaluates the performance of the reportable office segment based on funds from operations applicable to common shareholders (“FFO”). Management believes that FFO is an appropriate measure of performance for equity REITs and computes this measure in accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition of FFO. Funds from operations is defined by NAREIT as net income (computed in accordance with GAAP), excluding gains or losses from sales of property and extraordinary items under GAAP, plus depreciation and amortization, and after adjustments to derive the Company’s pro rata share of FFO of consolidated and unconsolidated joint ventures. Further, the Company does not adjust FFO to eliminate the effects of non-recurring charges. The Company believes that FFO is a meaningful supplemental measure of its operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses. However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient. Thus, NAREIT created FFO as a supplemental measure of operating performance for real estate investment trusts that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. The Company believes that the use of FFO, combined with the required GAAP presentations, has been beneficial in improving the understanding of operating results of real estate investment trusts among the investing public and making comparisons of operating results among such companies more meaningful. FFO as reported by Parkway may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition. Funds from operations do not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States and is not an indication of cash available to fundcash needs. Funds from operations should not be considered an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flow as a measure of liquidity.

The following is a reconciliation of FFO and net income (loss) available to common stockholders for office properties and total consolidated entities for the three months ended September 30, 2009 and 2008. Amounts presented as “Unallocated and Other” represent primarily income and expense associated with providing management services, corporate general and administration expense, interest expense on unsecured lines of credit and preferred dividends.

	At or for the three months ended			At or for the three months ended
	September 30, 2009			September 30, 2008
	Office	Unallocated		Office	Unallocated
	Properties	and Other	Consolidated	Properties	and Other	Consolidated
	(in thousands)			(in thousands)
Property operating revenues (a)	$66,474	$-	$66,474	$69,857	$-	$69,857
Property operating expenses (b)	(31,600)	-	(31,600)	(34,295)	-	(34,295)
Property net operating income from
continuing operations	34,874	-	34,874	35,562	-	35,562

Management company income	-	340	340	-	449	449
Interest and other income	-	672	672	-	346	346
Interest expense (c)	(12,304)	(1,531)	(13,835)	(12,336)	(2,507)	(14,843)
Management company expenses	-	(577)	(577)	-	(432)	(432)
General and administrative expenses	-	(1,783)	(1,783)	-	(2,055)	(2,055)
Equity in earnings of unconsolidated
joint ventures	48	-	48	255	-	255
Adjustment for depreciation and amortization
-unconsolidated joint ventures	221	-	221	200	-	200
Adjustment for depreciation and amortization
- discontinued operations	-	-	-	171	-	171
Adjustment for noncontrolling interest
-real estate partnerships	(2,518)	-	(2,518)	(2,427)	-	(2,427)
Loss from discontinued operations	-	-	-	(2,001)	-	(2,001)
Dividends on preferred stock	-	(1,200)	(1,200)	-	(1,200)	(1,200)
Funds from operations available to
common stockholders (d)	20,321	(4,079)	16,242	19,424	(5,399)	14,025

Depreciation and amortization	(23,401)	-	(23,401)	(22,755)	-	(22,755)
Depreciation and amortization
-unconsolidated joint ventures	(221)	-	(221)	(200)	-	(200)
Depreciation and amortization
-discontinued operations	-	-	-	(171)	-	(171)
Depreciation and amortization
-noncontrolling interest - real
estate partnerships	4,625	-	4,625	5,011	-	5,011
Gain on sale of real estate from discontinued operations	-	-	-	22,588	-	22,588
Net income (loss) available to
common stockholders	$1,324	$(4,079)	$(2,755)	$23,897	$(5,399)	$18,498

Capital expenditures (e)	$9,685	$-	$9,685	$9,750	$-	$9,750

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

(d)            For the three months ended September 30, 2009, FFO includes lease termination fee income of $349,000.  For the three months ended September 30, 2008, FFO includes lease termination fee income of $2.4 million, Hurricane Ike expenses in the amount of $640,000, and  a loss on extinguishment of debt of $2.1 million, included as a component of discontinued operations.

(e)            Capital expenditures include building improvements, tenant improvements and deferred leasing costs.

The following is a reconciliation of FFO and net income (loss) available to common stockholders for office properties and total consolidated entities for the nine months ended September 30, 2009 and 2008. Amounts presented as “Unallocated and Other” represent primarily income and expense associated with providing management services, corporate general and administration expense, interest expense on unsecured lines of credit and preferred dividends.

	At or for the nine months ended			At or for the nine months ended
	September 30, 2009			September 30, 2008
	Office	Unallocated		Office	Unallocated
	Properties	and Other	Consolidated	Properties	and Other	Consolidated
	(in thousands)			(in thousands)
Property operating revenues (a)	$200,751	$-	$200,751	$198,144	$-	$198,144
Property operating expenses (b)	(97,058)	-	(97,058)	(95,708)	-	(95,708)
Property net operating income from
continuing operations	103,693	-	103,693	102,436	-	102,436

Management company income	-	1,486	1,486	-	1,356	1,356
Interest and other income	-	1,283	1,283	-	1,020	1,020
Interest expense (c)	(36,869)	(5,067)	(41,936)	(36,095)	(8,859)	(44,954)
Management company expenses	-	(1,710)	(1,710)	-	(1,353)	(1,353)
General and administrative expenses	-	(4,734)	(4,734)	-	(6,443)	(6,443)
Equity in earnings of unconsolidated
joint ventures	475	-	475	802	-	802
Adjustment for depreciation and amortization
-unconsolidated joint ventures	630	-	630	555	-	555
Adjustment for depreciation and amortization
- discontinued operations	-	-	-	1,873	-	1,873
Adjustment for noncontrolling interest
-real estate partnerships	(7,431)	-	(7,431)	(6,985)	-	(6,985)
Loss from discontinued operations	-	-	-	(760)	-	(760)
Dividends on preferred stock	-	(3,600)	(3,600)	-	(3,600)	(3,600)
Gain on involuntary conversion	742	-	742	-	-	-
Funds from operations available to
common stockholders (d)	61,240	(12,342)	48,898	61,826	(17,879)	43,947

Depreciation and amortization	(68,701)	-	(68,701)	(66,659)	-	(66,659)
Depreciation and amortization
-unconsolidated joint ventures	(630)	-	(630)	(555)	-	(555)
Depreciation and amortization
-discontinued operations	-	-	-	(1,873)	-	(1,873)
Depreciation and amortization
-noncontrolling interest - real
estate partnerships	14,939	-	14,939	14,119	-	14,119
Gain on sale of real estate	470	-	470	-	-	-
Gain on sale of real estate from discontinued operations	-	-	-	22,588	-	22,588
Net income (loss) available to
common stockholders	$7,318	$(12,342)	$(5,024)	$29,446	$(17,879)	$11,567

Total assets	$1,617,643	$26,186	$1,643,829	$1,683,918	$13,582	$1,697,500

Office and parking properties	$1,409,342	$-	$1,409,342	$1,461,533	$-	$1,461,533

Investment in unconsolidated joint ventures	$11,332	$-	$11,332	$11,152	$-	$11,152

Capital expenditures (e)	$26,363	$-	$26,363	$28,979	$-	$28,979

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

(d)            For the nine months ended September 30, 2009, FFO includes a gain on involuntary conversion from Hurricane Ike of $742,000 and lease termination fee income of $429,000. For the nine months ended September 30, 2008, FFO includes lease termination fee income of $3.7 million, offset by repair and clean up costs related to Hurricane Ike of $640,000, a reduction for a non-cash purchase accounting adjustment of $657,000 and a loss on extinguishment of debt of $2.1 million, included as a component of discontinued operations.

(e)            Capital expenditures include building improvements, tenant improvements and deferred leasing costs.

Note L - Hurricane Ike Impact

The Company had 13 wholly-owned properties and one jointly-owned property totaling 2.3 million square feet in Houston, Texas, which sustained some property damage from Hurricane Ike on September 13, 2008. The current estimate of damages for the 14 properties is approximately $6.5 million. The Company estimates that its insurance deductible related to these claims will be approximately $2.6 million. Approximately $370,000 is estimated to represent repair and clean up costs with the remainder representing capitalized costs. The Company expects to record a net gain of approximately $860,000 related to an involuntary conversion of the damaged assets. During the nine months ended September 30, 2009, the Company recorded the partial recognition of the gain on involuntary conversion of $742,000 related to Hurricane Ike. The Company expects to recognize the remaining gain on involuntary conversion of approximately $118,000 in subsequent quarters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Parkway is a self-administered and self-managed REIT specializing in the acquisition, operation, leasing and ownership of office properties. The Company is geographically focused on the Southeastern and Southwestern United States and Chicago. At October 1, 2009, Parkway owned or had an interest in 65 office properties located in 11 states with an aggregate of approximately 13.4 million square feet of leasable space. Included in the portfolio are one discretionary fund and several partnership arrangements which encompass 21 properties totaling 3.9 million square feet, representing 28.8% of the portfolio. With the discretionary fund and/or partnerships, the Company receives fees for asset management, property management, leasing and construction management services and potentially receives incentive fees upon sale if certain investment targets are achieved. Increasing the number of co-investments, and consequently the related fee income, is part of the Company’s strategy to transform itself to an operator-owner versus an owner-operator. The strategy capitalizes on the Company’s strength in providing excellent service in the operation and acquisition of office properties for investment clients in addition to its direct ownership of real estate assets. Fee-based real estate services are offered through the Company’s wholly owned subsidiary, Parkway Realty Services LLC, which also currently manages and/or leases approximately 1.3 million square feet for third party owners. The Company generates revenue primarily by leasing office space to its customers and providing management and leasing services to third party office property owners (including joint venture interests). The primary drivers behind Parkway’s revenues are occupancy, rental rates and customer retention.

Occupancy. Parkway’s revenues are dependent on the occupancy of its office buildings. At October 1, 2009, occupancy of Parkway’s office portfolio was 88.3% compared to 88.7% at July 1, 2009 and 90.4% at October 1, 2008. Not included in the October 1, 2009 occupancy rate are 23 signed leases totaling 133,000 square feet, which commence during the fourth quarter of 2009 through the first quarter of 2010 and will raise Parkway’s percentage leased to 89.3%. To combat rising vacancy, Parkway utilizes innovative approaches to produce new leases. These include the Broker Bill of Rights, a short-form service agreement and customer advocacy programs which are models in the industry and have helped the Company maintain occupancy around 90% during a time when the national occupancy rate is approximately 82.8%. Parkway currently projects an average annual occupancy range of approximately 89.0% to 89.5% during 2009 for its office properties.

Rental Rates. An increase in vacancy rates has the effect of reducing market rental rates and vice versa. Parkway’s leases typically have three to seven year terms. As leases expire, the Company replaces the existing leases with new leases at the current market rental rate. At October 1, 2009, Parkway had $0.60 per square foot in rental rate embedded loss in its office property leases. Embedded loss is defined as the difference between the weighted average in place cash rents and the weighted average market rental rate.

Customer Retention. Keeping existing customers is important as high customer retention leads to increased occupancy, less downtime between leases, and reduced leasing costs. Parkway estimates that it costs five to six times more to replace an existing customer with a new one than to retain the customer. In making this estimate, Parkway takes into account the sum of revenue lost during downtime on the space plus leasing costs, which rise as market vacancies increase. Therefore, Parkway focuses a great deal of energy on customer retention. Parkway’s operating philosophy is based on the premise that it is in the customer retention business. Parkway seeks to retain its customers by continually focusing on operations at its office properties. The Company believes in providing superior customer service; hiring, training, retaining and empowering each employee; and creating an environment of open communication both internally and externally with customers and stockholders. Over the past ten years, Parkway maintained an average 72.5% customer retention rate. Parkway’s customer retention rate was 58.0% for the quarter ending September 30, 2009, as compared to 68.8% for the quarter ending June 30, 2009, and 66.7% for the quarter ending September 30, 2008.  Customer retention for the nine months ended September 30, 2009, and September 30, 2008, was 61.0% and 71.5%, respectively.

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

Financial Condition

Comments are for the balance sheet dated September 30, 2009 compared to the balance sheet dated December 31, 2008.

Office and Parking Properties. In 2009, Parkway continued the execution of its strategy of operating and acquiring office properties, joint venturing interests in office assets, as well as liquidating non-core assets and office assets that no longer meet the Company’s investment criteria or the Company has determined value will be maximized by selling. During the nine months ended September 30, 2009, total assets decreased $44.0 million or 2.6% and office and parking properties and real estate development (before depreciation) decreased $5.1 million or 0.3%.

Dispositions and Improvements. Parkway’s investment in office and parking properties and real estate development decreased $45.9 million net of depreciation to a carrying amount of $1.4 billion at September 30, 2009, and consisted of 59 office and parking properties. The primary reason for the decrease in office and parking properties relates to the net effect of the building improvements, development costs, the sale of two office properties, and depreciation recorded during the period.

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

During the nine months ended September 30, 2009, the Company capitalized building improvements and additional purchase expenses of $18.1 million and recorded depreciation expense of $50.4 million related to its office and parking properties.

Rents Receivable and Other Assets. For the nine months ended September 30, 2009, rents receivable and other assets decreased $6.5 million or 5.5%. The net decrease is primarily due to the decrease in escrow bank account balances, which was caused by the release of funds in connection with payment of property taxes and office property capital expenditures, the decrease in the receivables for insurance proceeds related to Hurricane Ike and amortization of existing capitalized lease commissions.

Intangible Assets, Net. For the nine months ended September 30, 2009, intangible assets net of related amortization decreased $12.7 million or 15.9% and was primarily due to the effect of amortization of the existing intangible assets for the period.

                Cash and Cash Equivalents.  For the nine months ended September 30, 2009, cash and cash equivalents increased $20.3 million, or 132.6% to a carrying amount of $35.6 million.  The increase is primarily attributable to proceeds received from the sale of 1717 St. James Place in Houston, Texas and reimbursements received from escrow accounts.

Notes Payable to Banks. Notes payable to banks decreased $85.9 million or 46.2% during the nine months ended September 30, 2009. At September 30, 2009, notes payable to banks totaled $100.0 million and the net decrease is primarily attributable to proceeds received from the sale of Lynnwood Plaza in Hampton Roads, Virginia, the placement of a non-recourse first mortgage secured by two office buildings in Houston, Texas and the Company’s common stock offering, offset by advances under the line of credit to make improvements to office properties and retire existing debt.

Mortgage Notes Payable. During the nine months ended September 30, 2009, mortgage notes payable decreased $13.3 million or 1.5% and is due to the net effect of scheduled principal payments on mortgages of $10.0 million, the retirement of existing mortgage debt of $21.8 million, and the placement of mortgage debt of $18.5 million.

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

The Company expects to continue seeking fixed-rate, non-recourse mortgage financing with maturities from five to ten years typically amortizing over 25 to 30 years on select office building investments as additional capital is needed. The Company monitors the total debt to total asset value ratio as defined in the loan agreements for the $311.0 million unsecured line of credit. In addition to the total debt to total asset value ratio, the Company monitors interest, fixed charge and modified fixed charge coverage ratios and the debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiple. The interest coverage ratio is computed by comparing the cash interest accrued to EBITDA. The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA. The modified fixed charge coverage ratio is computed by comparing cash interest accrued and preferred dividends paid to EBITDA. The debt to EBITDA multiple is computed by comparing Parkway’s share of total debt to EBITDA computed for a trailing 12-month period. Management believes the total debt to total asset value, interest coverage, fixed charge coverage, modified fixed charge coverage and the debt to EBITDA multiple provide useful information on total debt levels as well as the Company’s ability to cover interest, principal and/or preferred dividend payments with current income.

The computation of the interest, fixed charge and modified fixed charge coverage ratios, the debt to EBITDA multiple and the reconciliation of net income (loss) to EBITDA is as follows for the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended
	September 30
	2009	2008
	(Unaudited)
Net income (loss)	$(1,424)	$15,167
Adjustments to net income (loss):
Interest expense	40,164	44,647
Amortization of financing costs	1,772	1,322
Prepayment expense - early extinguishment of debt	-	2,153
Depreciation and amortization	68,701	68,532
Amortization of share-based compensation	1,940	1,381
Net gain on real estate and involuntary conversion	(1,212)	(22,588)
Tax expense	2	2
EBITDA adjustments - unconsolidated joint ventures	1,014	945
EBITDA adjustments - noncontrolling interest in real estate partnerships	(24,356)	(23,067)
EBITDA (1)	$86,601	$88,494

Interest coverage ratio:
EBITDA	$86,601	$88,494
Interest expense:
Interest expense	$40,164	$44,647
Capitalized interest	-	601
Interest expense - unconsolidated joint ventures	376	382
Interest expense - noncontrolling interest in real estate partnerships	(9,209)	(8,750)
Total interest expense	$31,331	$36,880
Interest coverage ratio	2.76	2.40

Fixed charge coverage ratio:
EBITDA	$86,601	$88,494
Fixed charges:
Interest expense	$31,331	$36,880
Preferred dividends	3,600	3,600
Principal payments (excluding early extinguishment of debt)	10,083	10,481
Principal payments - unconsolidated joint ventures	108	40
Principal payments - noncontrolling interest in real estate partnerships	(695)	(250)
Total fixed charges	$44,427	$50,751
Fixed charge coverage ratio	1.95	1.74

Modified fixed charge coverage ratio:
EBITDA	$86,601	$88,494
Modified fixed charges:
Interest expense	$31,331	$36,880
Preferred dividends	3,600	3,600
Total modified fixed charges	$34,931	$40,480
Modified fixed charge coverage ratio	2.48	2.19

Debt to EBITDA multiple:
EBITDA - trailing 12 months	$114,316	$118,436
Mortgage notes payable	$856,232	$860,034
Notes payable to banks	100,000	180,316
Adjustments for unconsolidated joint ventures	9,648	9,768
Adjustments for noncontrolling interest in real estate partnerships	(215,891)	(216,672)
Parkway’s share of total debt	$749,989	$833,446
Debt to EBITDA multiple	6.56	7.04

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

Parkway views EBITDA primarily as a liquidity measure and, as such, the GAAP financial measure most directly comparable to it is cash flows provided by operating activities. Because EBITDA is not a measure of financial performance calculated in accordance with GAAP, it should not be considered in isolation or as a substitute for operating income, net income, or cash flows provided by operating, investing and financing activities prepared in accordance with GAAP. The following table reconciles EBITDA to cash flows provided by operating activities for the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended
	September 30
	2009	2008
EBITDA	$86,601	$88,494
Amortization of above (below) market leases	(98)	198
Amortization of mortgage loan discount	(447)	(380)
Operating distributions from unconsolidated joint ventures	392	855
Interest expense	(40,164)	(44,647)
Prepayment expense - early extinguishment of debt	-	(2,153)
Tax expense	(2)	(2)
Change in deferred leasing costs	(7,413)	(6,527)
Change in receivables and other assets	2,680	3,559
Change in accounts payable and other liabilities	6,640	1,896
Adjustments for noncontrolling interests	16,848	15,933
Adjustments for unconsolidated joint ventures	(1,489)	(1,747)
Cash flows provided by operating activities	$63,548	$55,479

Equity. Total equity increased $57.3 million or 10.7 % during the nine months ended September 30, 2009, as a result of the following (in thousands):

Increase
(Decrease)
Net loss attributable to Parkway Properties, Inc.	$(1,424)
Net loss attributable to noncontrolling interest	(7,508)
Net loss	(8,932)
Change in market value of interest rate swaps	1,907
Comprehensive loss	(7,025)
Common stock dividends declared	(19,042)
Preferred stock dividends declared	(3,600)
Shares issued through common stock offering	84,457
Share-based compensation	1,940
Shares withheld to satisfy tax withholding obligation on vesting of restricted stock	(42)
Share issued in lieu of Directors’ fees	42
Net shares distributed from deferred compensation plan	496
Contribution of capital by noncontrolling interest	57
$57,283

On April 28, 2009, the Company sold 6.25 million shares of common stock to UBS Investment Bank at a gross offering price of $13.71 per share and a net price of $13.56 per share. The Company used the net proceeds of $84.5 million to reduce outstanding borrowings under the Company’s line of credit and for general corporate purposes.

Results of Operations

Comments are for the three months and nine months ended September 30, 2009 compared to the three months and nine months ended September 30, 2008.

Net loss available to common stockholders for the three months ended September 30, 2009 was $2.8 million ($0.13 per basic common share) as compared to net income available to common stockholders of $18.5 million ($1.23 per basic common share) for the three months ended September 30, 2008.  Net loss available to common stockholders for the nine months ended September 30, 2009 was $5.0 million ($0.27 per basic common share) as compared to net income available to common stockholders of $11.6 million ($0.77 per basic common share) for the nine months ended September 30, 2008.  The primary reason for the decrease in net income available to common stockholders for the three months and nine months ended September 30, 2009 compared to the same periods for 2008 is due to the decrease in gain on sale of real estate from discontinued operations in the amount of $22.6 million, which is attributable to three assets sold in 2008.  The decrease in gain as well as the discussion of other variances for income and expense items that comprise net loss available to common stockholders is discussed in detail below.

Office and Parking Properties. The analysis below includes changes attributable to same-store properties, acquisitions, development and dispositions of office properties. Same-store properties are consolidated properties that the Company owned for the current and prior year reporting periods, excluding properties classified as discontinued operations. At September 30, 2009, same-store properties consisted of 58 properties comprising 12.2 million square feet.  One office property with 189,000 square feet was developed in 2008 and does not meet the definition for a same-store property for the three months ended September 30, 2009.

The following table represents revenue from office and parking properties for the three months and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30				Nine Months Ended September 30
			Increase	%			Increase	%
	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change
Revenue from office and parking
properties:
Same-store properties	$ 65,514	$ 68,986	$ (3,472)	-5.0%	$ 190,152	$ 192,370	$ (2,218)	-1.2%
Properties acquired in 2008	-	-	-	0.0%	7,315	3,763	3,552	94.4%
Office property development	963	-	963	0.0%	2,741	-	2,741	0.0%
Properties disposed	(3)	871	(874)	-100.3%	543	2,011	(1,468)	-73.0%
Total revenue from office and
parking properties	$ 66,474	$ 69,857	$ (3,383)	-4.8%	$ 200,751	$ 198,144	$ 2,607	1.3%

Revenue from office and parking properties for same-store properties decreased $3.5 million and $2.2 million for the three months and nine months ended September 30, 2009, respectively, compared to the same period for 2008. The primary reason for the decrease is due to a decrease in expense reimbursement income as a result of lower property operating expenses as well as a decrease in lease termination fee income for the three months and nine months ended September 30, 2009 compared to September 30, 2008 offset by an increase in same-store average rental rates for same-store properties.  Average same-store rental rates increased 2.8% and 2.7% for the three months and nine months ended September 2009, respectively, compared to the same period of 2008.

The following table represents property operating expenses for the three months and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30				Nine Months Ended September 30
			Increase	%			Increase	%
	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change
Expenses from office
and parking properties:
Same-store properties	$ 31,173	$ 33,718	$ (2,545)	-7.5%	$ 91,775	$ 92,695	$ (920)	-1.0%
Properties acquired in 2008	-	-	-	0.0%	3,686	1,768	1,918	108.5%
Office property development	435	16	419	2,618.8%	1,328	23	1,305	5,673.9%
Properties disposed	(8)	561	(569)	-101.4%	269	1,222	(953)	-78.0%
Total expenses from office
and parking properties	$ 31,600	$ 34,295	$ (2,695)	-7.9%	$ 97,058	$ 95,708	$ 1,350	1.4%

Property operating expenses for same-store properties decreased $2.5 million and $920,000 for the three months and nine months ended September 30, 2009, respectively, compared to the same period of 2008. The primary reason for the decrease is due to decreased personnel expenses, utilities and repairs associated with Hurricane Ike in 2008, offset by an increase in bad debt expense.

Depreciation and amortization expense attributable to office and parking properties increased $646,000 and $2.0 million for the three months and nine months ended September 30, 2009, respectively, compared to the same period for 2008. The primary reason for the increase is due to the change in depreciation expense associated with the development of an office property in 2008, the acquisition of office properties in 2008, and improvements to properties.

Hurricane Ike Impact. The Company had 13 wholly-owned properties and one jointly-owned property totaling 2.3 million square feet in Houston, Texas, which sustained some property damage from Hurricane Ike on September 13, 2008. The current estimate of damages for the 14 properties is approximately $6.5 million. The Company estimates that its insurance deductible related to these claims will be approximately $2.6 million. Approximately $370,000 is estimated to represent repair and clean up costs with the remainder representing capitalized costs. The Company expects to record a net gain of approximately $860,000 related to an involuntary conversion of the damaged assets. During the nine months ended September 30, 2009, the Company recorded the partial recognition of the gain on involuntary conversion of $742,000 related to Hurricane Ike. The Company expects to recognize the remaining gain on involuntary conversion of approximately $118,000 in subsequent quarters.

Share-Based Compensation Expense. Compensation expense related to restricted shares and deferred incentive share units of $1.9 million and $1.4 million was recognized for the nine months ended September 30, 2009 and 2008, respectively. Total compensation expense related to nonvested awards not yet recognized was $2.9 million at September 30, 2009. Of the total not yet recognized at September 30, 2009, $1.7 million and $1.2 million are subject to service conditions and performance conditions, respectively. The weighted average period over which the expense subject to service and performance conditions is expected to be recognized is approximately 1.9 years. For the remainder of 2009, the Company expects to recognize approximately $660,000 of additional compensation expense on nonvested awards subject to service and performance conditions.

During the nine months ended September 30, 2009, a total of 30,416 restricted shares were issued to officers of the Company. These shares vested upon the achievement of the goals of the GEAR UP Plan. The compensation expense relating to the vesting of the GEAR UP performance-based restricted shares was recognized in 2008.

During the nine months ended September 30, 2009, the Board of Directors approved the grant of 120,500 restricted shares to officers of the Company. The shares were valued at $1.9 million and will vest subject to certain performance-based goals in 2009 at a rate of 30,125 shares per year over the four years following the grant date.

General and Administrative Expense. General and administrative expense decreased $272,000 and $1.7 million for the three months and nine months ended September 30, 2009, respectively, compared to the same period of 2008 and is primarily attributable to decreased personnel costs.

Interest Expense. Interest expense, including amortization of deferred financing costs, decreased $1.0 million and $3.0 million for the three months and nine months ended September 30, 2009, compared to the same period of 2008 and is comprised of the following (in thousands):

	Three Months Ended September 30				Nine Months Ended September 30
			Increase	%			Increase	%
	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change
Interest expense:
Mortgage interest expense	$ 12,035	$ 12,055	$ (20)	-0.2%	$ 35,846	$ 35,248	$ 598	1.7%
Bank line interest expense	1,252	2,339	(1,087)	-46.5%	4,318	8,385	(4,067)	-48.5%
Debt prepayment expense	-	-	-	0.0%	-	13	(13)	-100.0%
Mortgage loan cost amortization	269	281	(12)	-4.3%	1,023	835	188	22.5%
Bank loan cost amortization	279	168	111	66.1%	749	473	276	58.4%

Total interest expense	$ 13,835	$ 14,843	$ (1,008)	-6.8%	$ 41,936	$ 44,954	$ (3,018)	-6.7%

Mortgage interest expense increased $598,000 for the nine months ended September 30, 2009, compared to the same period for 2008,  and is due to the net effect of new loans placed in 2008 and 2009, the refinancing of one loan in 2008 and the early extinguishment of three mortgages in 2008 and one mortgage in 2009. The average interest rate on mortgage notes payable at September 30, 2009 and 2008 was 5.6% and 5.7%, respectively.

Bank line interest expense decreased $1.1 million and $4.1 million for the three months and nine months ended September 30, 2009, respectively,  compared to the same period of 2008, and is primarily due to a decrease in average borrowings of $89.4 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, and a decrease in average interest rate from 5.0% for the nine months ended September 30, 2008 to 4.2% for the nine months ended September 30, 2009. The decrease in average borrowings is primarily attributable to proceeds received from the sale of Lynnwood Plaza in Hampton Roads, Virginia and the Company’s April 2009 common stock offering, offset by advances under the line of credit to make improvements to office properties.

Discontinued Operations. Discontinued operations is comprised of the following for the three months and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30				Nine Months Ended September 30
			Increase	%			Increase	%
	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change
Discontinued operations:
Loss from discontinued operations	$-	$(2,001)	$2,001	-100.0%	$-	$(760)	$760	-100.0%
Gain on sale of real estate from discontinued operations	-	22,588	(22,588)	-100.0%	-	22,588	(22,588)	-100.0%
Total discontinued operations	$-	$20,587	$(20,587)	-100.0%	$-	$21,828	$(21,828)	-100.0%

All current and prior period income from the following office property dispositions are included in discontinued operations for the three months and nine months ended September 30, 2009 and 2008 (in thousands).

					Net Book
		Square	Date of	Net Sales	Value of	Gain
Office Property	Location	Feet	Sale	Proceeds	Real Estate	on Sale
Town Point Center	Norfolk, Virginia	131	07/15/08	$12,180	$10,621	$1,559
Wachovia Plaza	St. Petersburg, Florida	186	08/18/08	25,492	16,154	9,338
Capitol Center	Columbia, South Carolina	460	09/05/08	46,792	35,101	11,691
2008 Dispositions		777		$84,464	$61,876	$22,588

During the quarter ended March 31, 2009, the Company classified Atrium at Stoneridge, a 108,000 square foot non-core office building in Columbia, South Carolina as held for sale and reclassified all income and expense for this property to discontinued operations.  However, on July 8, 2009, the contract to sell Atrium at Stoneridge was terminated due to the inability of the proposed buyer to raise sufficient equity to complete the purchase.  The Company received $350,000 in non-refundable earnest money in connection with the termination of the contract that has been recorded as other income in the third quarter of 2009.  Therefore, the Company does not consider this asset to be held for sale and reclassified all revenue and expenses for this office property from discontinued operations to continuing operations for all current and prior periods presented.

Recent Accounting Pronouncements

Effective January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 805, “Business Combinations” (“FASB ASC 805”), which expands the scope of previous accounting guidance regarding business combinations to include all transactions and other events in which one entity obtains control over one or more other businesses. FASB ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, requires that the acquisition related transaction costs be expensed as incurred and also includes new disclosure requirements. The impact of FASB ASC 805 on the Company’s overall financial position and results of operations will be determined by the markets in which the Company invests. At September 30, 2009, the application of FASB ASC 805 had not impacted the Company’s overall financial position or results of operations.

Effective January 1, 2009, the Company adopted FASB ASC 810-10-65, “Noncontrolling Interests in Consolidated Financial Statements” (“FASB ASC 810-10-65”). FASB ASC 810-10-65 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FASB ASC 810-10-65 also amends certain consolidation procedures for consistency with the requirements of FASB ASC 850.  FASB ASC 810-10-65 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Upon adoption of FASB ASC 810-10-65, the Company reclassified its noncontrolling interest in real estate partnerships from minority interest to equity in the accompanying September 30, 2009 and December 31, 2008 consolidated balance sheets. In addition, the Company has separately disclosed the amount of consolidated net loss attributable to the Company and its noncontrolling interest in consolidated real estate partnerships in the accompanying September 30, 2009 and 2008 consolidated statements of income.

Effective January 1, 2009, the Company adopted FASB ASC 815-10-65, “Disclosures about Derivative Instruments and Hedging Activities” (“FASB ASC 815-10-65”). FASB ASC 815-10-65 requires all entities with derivative instruments to disclose information regarding how and why the entity uses derivative instruments and how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows. The Statement is effective prospectively for periods beginning on or after November 15, 2008. The application of FASB ASC 815-10-65 had an immaterial impact on the Company’s overall financial position and results of operations upon adoption.

Effective January 1, 2009, the Company adopted FASB ASC 323-10, “Equity Method Investment Accounting Considerations” (“FASB ASC 323-10”), which applies to all investments accounted for under the equity method and clarifies the accounting for certain transactions and impairment considerations involving those investments. FASB ASC 323-10 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The application of FASB ASC 323-10 had an immaterial impact on the Company’s overall financial position and results of operation upon its adoption.

During the second quarter of 2009, the Company adopted FASB ASC 825-10-65, “Interim Disclosures about Fair Value of Financial Instruments” (“FASB ASC 825-10-65”), which requires fair value disclosures for financial instruments that are not reflected in the Consolidated Balance Sheets at fair value.  Prior to the issuance of FASB ASC 825-10-65, the fair values of those assets and liabilities were disclosed annually.  Upon adoption of FASB ASC 825-10-65, the Company is now required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Consolidated Balance Sheet at fair value.

During the second quarter of 2009, the Company adopted FASB ASC 855, “Subsequent Events” (“FASB ASC 855”), which establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  FASB ASC 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  The adoption of FASB ASC 855 did not have a material impact on the Company’s overall financial position and results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“SFAS No. 166”) which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” by: eliminating the concept of a qualifying special-purpose entity (“QSPE”); clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale; amending and clarifying the unit of account eligible for sale accounting; and requiring that a transferor initially measure at fair value and recognize all assets obtained (for example beneficial interests) and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale.  Additionally, on and after the effective date, existing QSPEs (as defined under previous accounting standards) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance.  SFAS No. 166 requires enhanced disclosures about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the Consolidated Balance Sheet.  SFAS No. 166 will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.  The Company is currently evaluating the impact of SFAS No. 166 on the Company’s consolidated financial statements.

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

In June 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-01, “Topic 105 – Generally Accepted Accounting Principles – amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASU 2009-01”), which will become the source of authoritative United States GAAP recognized by the FASB to be applied by nongovernmental entities.  ASU 2009-01 brings together in one place all authoritative GAAP previously in levels A through D of the GAAP hierarchy that has been issued by a standard setter, for example, FASB Statements, FASB Interpretations, EITF Abstracts, FASB Staff Positions and AICPA Accounting and Auditing Guides.   ASU 2009-01 is effective as of the beginning of interim and annual reporting periods that begin after September 15, 2009.  At September 30, 2009, the Company has adopted ASU 2009-01.

Liquidity and Capital Resources

Statement of Cash Flows. Cash and cash equivalents were $35.6 million and $15.3 million at September 30, 2009 and December 31, 2008, respectively. Cash flows provided by operating activities for the nine months ended September 30, 2009 and 2008 were $63.5 million and $55.5 million, respectively. The increase in cash flows from operating activities of $8.0 million is primarily attributable to the effect of the timing of receipt of revenues and payment of expenses.

Cash used in investing activities for the nine months ended September 30, 2009 and 2008 were $5.7 million and $189.2 million, respectively.  The decrease in cash used in investing activities of $183.5 million is primarily due to the effect of office property purchases in 2008 and reduced development costs in 2009, offset by the impact of increased property sales in 2008.

Cash used in financing activities was $37.6 million for the nine months ended September 30, 2009 compared to cash provided by financing activities of $137.5 million for the same period of 2008. The decrease in cash provided by financing activities of $175.1 million is primarily due to additional mortgage placements in 2008 and contributions from noncontrolling interest partners to fund office property purchases in 2008, offset by proceeds received from the common stock offering in 2009.

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

The Company’s line of credit allows Parkway to borrow up to a combined $311.0 million and it matures in April 2011. At September 30, 2009, the Company had a total of $100.0 million outstanding under its line of credit as follows (in thousands):

				Outstanding
Line of Credit	Lender	Interest Rate	Maturity	Balance
$15.0 million unsecured line of credit (1)	PNC Bank	-	04/27/11	$-
$236.0 million unsecured line of credit (2)	Wells Fargo	4.8%	04/27/11	40,000
$60.0 million unsecured term loan (3)	Wells Fargo	4.8%	04/27/11	60,000
		4.8%		$100,000

(1)           The interest rate on the $15.0 million unsecured line of credit with PNC Bank is currently LIBOR plus 200 basis points. The Company pays fees on the unused portion of the line of 25 basis points.

(2)           The $236.0 million unsecured line of credit is led by Wells Fargo and syndicated to eight other banks. The interest rate on the line of credit is currently LIBOR plus 115 basis points or the Prime interest rate plus 25 basis points. At September 30, 2009, all amounts outstanding under the line of credit are fixed by an interest rate swap agreement. The Company pays an annual administration fee of $35,000 and fees on the unused portion of the revolver ranging between 12.5 and 20 basis points based upon overall Company leverage, with the rate set at 20 basis points at September 30, 2009.

(3)           The $60.0 million unsecured term loan is led by Wells Fargo and syndicated to eight other banks. The interest rate on the term loan is fixed by an interest rate swap agreement. Excluding the interest rate swap agreement, the interest rate on the term loan is LIBOR plus 115 basis points.

To protect against the potential for rapidly rising interest rates, the Company entered into interest rate swap agreements in 2008.  The Company designated the swaps as hedges of the variable interest rates on the Company’s borrowings under the Wells Fargo unsecured revolving credit facility and a portion of the debt placed on the Pinnacle at Jackson Place.  These swaps are considered to be fully effective and changes in the fair value of the swaps are recognized in accumulated other comprehensive income (loss).  The Company’s interest rate hedge contracts at September 30, 2009 and 2008 are summarized as follows (in thousands):

						Fair Market Value
						Asset (Liability)
Type of	Balance Sheet	Notional	Maturity		Fixed	September 30
Hedge	Location	Amount	Date	Reference Rate	Rate	2009	2008
Swap	Accounts payable
	and other liabilities	$ 40,000	12/31/08	1-month LIBOR	4.360%	$ -	$ (50)
Swap	Accounts payable
	and other liabilities	$ 20,000	12/31/08	1-month LIBOR	4.245%	-	(34)
Swap	Accounts payable
	and other liabilities	$100,000	03/31/11	1-month LIBOR	4.785%	(4,167)	(434)
Swap	Accounts payable
	and other liabilities	$ 23,500	12/01/14	1-month LIBOR	5.800%	(1,654)	129
						$(5,821)	$(389)

At September 30, 2009, the Company had $856.2 million in mortgage notes payable with an average interest rate of 5.6% secured by office properties and $100.0 million drawn under the Company’s line of credit. Parkway’s pro rata share of unconsolidated joint venture debt was $9.6 million with an average interest rate of 5.1% at September 30, 2009.

The Company monitors the total debt to total asset value ratio as defined in the loan agreements for the Company’s line of credit. In addition to the total debt to total asset value ratio, the Company also monitors interest, fixed charge and modified fixed charge coverage ratios, as well as the debt to EBITDA multiple. The interest coverage ratio is computed by comparing the cash interest accrued to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The interest coverage ratio for the nine months ended September 30, 2009 and 2008 was 2.76 and 2.40 times, respectively. The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA. The fixed charge coverage ratio for the nine months ended September 30, 2009 and 2008 was 1.95 and 1.74 times, respectively. The modified fixed charge coverage ratio is computed by comparing the cash interest accrued and preferred dividends paid to EBITDA. The modified fixed charge coverage ratio for the nine months ended September 30, 2009 and 2008 was 2.48 and 2.19 times, respectively. The debt to EBITDA multiple is computed by comparing Parkway’s share of total debt to EBITDA for a trailing 12-month period.  The debt to EBITDA multiple for the nine months ended September 30, 2009 and 2008 was 6.56 and 7.04 times, respectively. Management believes the total debt to total asset value, interest coverage, fixed charge coverage, modified fixed charge coverage and the debt to EBITDA multiple provide useful information on total debt levels as well as the Company’s ability to cover interest, principal and/or preferred dividend payments with current income.

The table below presents the principal payments due and weighted average interest rates for the mortgage notes payable at September 30, 2009 (in thousands).

	Total		Recurring
	Mortgage	Balloon	Principal
	Maturities	Payments	Amortization
Schedule of Mortgage Maturities by Years:
2009*	$3,532	$-	$3,532
2010	139,968	126,411	13,557
2011	112,941	102,694	10,247
2012	65,243	56,738	8,505
2013	8,651	-	8,651
2014	9,211	-	9,211
Thereafter	516,686	486,126	30,560
Total	$856,232	$771,969	$84,263
Fair value at 09/30/09	$786,900

*Remaining three months

The Company presently has plans to make additional capital improvements at its office properties in 2009 of approximately $11.7 million. These expenditures include tenant improvements, leasing costs, capitalized acquisition costs and capitalized building improvements. Approximately $1.5 million of these improvements relate to upgrades on properties acquired in recent years that were anticipated at the time of purchase. All such improvements are expected to be financed by cash flow from the properties, capital expenditure escrow accounts, advances on the Company’s line of credit and contributions from partners.

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

On April 28, 2009, the Company sold 6.25 million shares of common stock to UBS Investment Bank at a gross offering price of $13.71 per share and a net price of $13.56 per share. The Company used the net proceeds of $84.5 million to reduce outstanding borrowings under the Company’s line of credit and for general corporate purposes.

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

The following table presents a reconciliation of the Company’s net income to FFO for the three months and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Net income (loss)	$(1,555)	$19,698	$(1,424)	$15,167
Adjustments to net income (loss):
Preferred dividends	(1,200)	(1,200)	(3,600)	(3,600)
Depreciation and amortization	23,401	22,755	68,701	66,659
Depreciation and amortization - discontinued operations	-	171	-	1,873
Noncontrolling interest depreciation and amortization	(4,625)	(5,011)	(14,939)	(14,119)
Adjustments for unconsolidated joint ventures	221	200	630	555
Gain on sale of real estate	-	(22,588)	(470)	(22,588)
Funds from operations available to common shareholders	$16,242	$14,025	$48,898	$43,947

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

DATE: November 4, 2009                                                                                                                                                                                                                        PARKWAY PROPERTIES, INC.

                                                                                                                                                                                                                                                                    BY: /s/ Mandy M. Pope

                                                                                                                                                                                                                                                                    Mandy M. Pope, CPA

                                                                                                                                                                                                                                                                    Senior Vice President, Controller and

                                                                                                                                                                                                                                                                    Chief Accounting Officer