Form 10-K
period 2009-12-31
PARKWAY PROPERTIES INC
filed 2010-03-05
CIK 729237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 ☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

 ☐Yes  ☒No

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes  ☐No

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐Yes     ☐No*   (*Registrant is not subject to the requirements of Rule 405 of Regulation S-T at this time.)

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

  ☐ Yes   ☒ No

        The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, at June 30, 2009 was $269.8 million.

The number of shares outstanding in the registrant's class of common stock at March 1, 2010 was 21,571,368.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

       At January 1, 2010, Parkway owned or had an interest in 65 office properties located in 11 states with an aggregate of approximately 13.4 million square feet of leasable space.  Included in the portfolio are one discretionary fund and several partnership arrangements which encompass 21 properties totaling 3.9 million square feet, representing 29% of the portfolio.  With the discretionary fund and/or partnerships, the Company receives fees for asset management, property management, leasing and construction management services and potentially receives incentive fees upon sale if certain investment targets are achieved.  Increasing the number of co-investments, and consequently the related fee income, is part of the Company's strategy to transform itself to an operator-owner versus an owner-operator.  The strategy highlights the Company's strength in providing excellent service in the operation and acquisition of office properties for investment clients in addition to its direct ownership of real estate assets.  Fee-based real estate services are offered through the Company's wholly-owned subsidiary, Parkway Realty Services LLC, which also manages and/or leases approximately 1.3 million square feet for third-party owners at January 1, 2010.

Strategic Planning

 Parkway is a focused office REIT with a hands-on, service-oriented approach, a disciplined capital allocation program and a willingness to recycle assets.  However, we continue to focus on the Company's strategy of transforming itself to an operator-owner from an owner-operator.  As part of the Company's culture, strategic plans play an important role in planning for our future.  Our attention is focused on 2010 and beyond as we continue to stand firm in our strategy to maximize shareholder returns by managing our balance sheet to achieve a debt to gross asset value ratio of approximately 50% and a debt to earnings before interest, tax, depreciation and amortization ("EBITDA") multiple of 6.5 times.  Additionally, the Company will continue exiting non-strategic markets and entering key growth markets where Parkway can attain a critical mass of at least one million square feet. Focusing on customer retention continues to be a core part of the Company's business and sets Parkway apart from other office property owners.  Finally, the Company will continue to increase fee income and maximize our return on equity and accretion by taking advantage of investment opportunities while near the bottom of the recessionary cycle in our $750.0 million discretionary fund with Teacher Retirement System of Texas ("TRS").

Discretionary Funds and Partnerships

       Parkway intends to continue raising discretionary funds and forming partnerships with select investors.  Under the terms of these funds and partnerships, where applicable, Parkway will manage all phases of the investment cycle including acquisition, financing, operations, leasing and dispositions.   The Company will receive fees for providing these services.  At December 31, 2009, Parkway had two discretionary funds and five partnership agreements of this nature.

       On July 6, 2005, Parkway, through affiliated entities, entered into a limited partnership agreement forming a $500.0 million discretionary fund known as Parkway Properties Office Fund, L.P. ("Ohio PERS Fund I") with Ohio Public Employees Retirement System ("Ohio PERS") for the purpose of acquiring high-quality multi-tenant office properties.  Ohio PERS is a 75% investor and Parkway is a 25% investor in the fund, which is capitalized with approximately $200.0 million of equity capital and $300.0 million of non-recourse, fixed-rate first mortgage debt.  At February 15, 2008, the Ohio PERS Fund I was fully invested.

       The Ohio PERS Fund I targeted properties with a leveraged internal rate of return of greater than 11%.  Parkway serves as the general partner of the fund and provides asset management, property management, leasing and construction management services to the fund, for which it is paid market-based fees.  After each partner has received a 10% annual cumulative preferred return and a return of invested capital, 60% will be distributed to Ohio PERS and 40% to Parkway.  The term of the Ohio PERS Fund I will be seven years until February 2015, with provisions to extend the term for two additional one-year periods.

       On May 14, 2008, Parkway, through affiliated entities, entered into a limited partnership agreement forming a $750.0 million discretionary fund known as Parkway Properties Office Fund II, L.P. ("Texas Teachers Fund II") with TRS for the purpose of acquiring high-quality multi-tenant office properties.  TRS is a 70% investor and Parkway is a 30% investor in the fund, which will be capitalized with approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt.  Parkway's share of the equity contribution for the fund will be $112.5 million.  The Company intends to fund its share of equity contributions with proceeds from asset sales, line of credit advances and/or sales of equity securities.  The Texas Teachers Fund II targets acquisitions in the core markets of Houston, Austin, San Antonio, Chicago, Atlanta, Phoenix, Charlotte, Memphis, Nashville, Jacksonville, Orlando, Tampa/St. Petersburg, and other growth markets to be determined by Parkway.

       The Texas Teachers Fund II targets properties with an anticipated leveraged internal rate of return of greater than 10%.  Parkway serves as the general partner of the fund and provides asset management, property management, leasing and construction management services to the fund, for which it will be paid market-based fees.  Cash will be distributed pro rata to each partner until a 9% annual cumulative preferred return is received and invested capital is returned.  Thereafter, 56% will be distributed to TRS and 44% to Parkway.  Parkway has four years from the inception date, or through May 2012, to identify and acquire properties (the "Investment Period"), with funds contributed as needed to close acquisitions.  Parkway will exclusively represent the fund in making acquisitions within the target markets and acquisitions with certain predefined criteria.  Parkway will not be prohibited from making fee-simple or joint venture acquisitions in markets outside of the target markets, acquiring properties within the target markets that do not meet Texas Teachers Fund II's specific criteria or selling or joint venturing currently owned properties.  The term of Texas Teachers Fund II will be seven years from the expiration of the Investment Period, with provisions to extend the term for two additional one-year periods at the discretion of Parkway.  At December 31, 2009, no investments had been made on behalf of Texas Teachers Fund II.

 Third-Party Management

       The Company benefits from a fully integrated management infrastructure, provided by its wholly-owned management subsidiary, Parkway Realty Services LLC ("Parkway Realty").  In addition to the Company's owned properties, Parkway Realty currently manages and/or leases approximately 5.2 million net rentable square feet for third-party owners, joint venture interests and fund properties.  The Company intends to expand its third-party fee business through funds or similar ventures as well as through third party management and leasing contracts.  In 2009, the Company expanded Parkway Realty in Jacksonville, Florida and Houston, Texas.

Financing Strategy

       The Company expects to continue seeking fixed rate, non-recourse mortgage financing with maturities from five to ten years typically amortizing over 25 to 30 years on select office building investments as additional capital is needed.  The Company monitors the total debt to total asset value ratio as defined in the loan agreements for the $311.0 million unsecured line of credit.  In addition to the total debt to total asset value ratio, the Company monitors interest, fixed charge and modified fixed charge coverage ratios as well as the debt to EBITDA multiple.  Management believes the total debt to total asset value, interest coverage, fixed charge coverage and modified fixed charge coverage ratios as well as the debt to EBITDA multiple provide useful information on total debt levels as well as the Company's ability to cover interest, principal and/or preferred dividend payments with current income.

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

Capital Allocation

       Capital allocation receives constant review by management and the Board of Directors considering many factors including the capital markets, our weighted average cost of capital, buying criteria (written and published), the real estate market and management of the risk associated with the rate of return.  We examine all aspects of each type of investment whether it is a fund asset, Parkway common stock, a mortgage loan receivable or a fee simple purchase. Each carries a relationship to replacement cost which is still an important underwriting discipline for us. Each has a current yield and a leveraged and unleveraged internal rate of return that can be measured on a relative and absolute basis.  Currently, management views investing in funds and similar ventures as the highest priority of our capital allocation because it produces the highest risk adjusted return as measured by internal rate of return and current cash return.  Other investment alternatives are available to us but with lesser return or slightly higher risk so we are principally focused on funds or similar ventures at the present time.  During 2009, the REIT industry continued to experience significant volatility in capitalization rates.  As a result, the Company continues to monitor its buying criteria and to exercise discipline when making capital allocation decisions.

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

Administration

       The Company is self-administered and self-managed and maintains its principal executive offices in Jackson, Mississippi.  At December 31, 2009, the Company had 259 employees.  The operations of the Company are conducted from approximately 17,000 square feet of office space located at 188 East Capitol Street, One Jackson Place, Suite 1000, Jackson, Mississippi.  The building is owned by Parkway and is leased by Parkway at market rental rates.

Available Information

       Parkway makes available free of charge on the "Investor Relations" page of its web site, www.pky.com, its filed and furnished reports on Form 10-K, 10-Q and 8-K and all amendments thereto, as soon as reasonably practicable after Parkway electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

       The Company's Corporate Governance Guidelines, Code of Business Conduct and Ethics and the Charters of the Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee of the Board of Directors are available on the "Investor Relations" page of Parkway's web site.  Copies of these documents are also available free of charge in print upon written request addressed to Investor Relations, Parkway Properties, Inc., One Jackson Place, Suite 1000, 188 East Capitol Street, Jackson, Mississippi 39201.

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

       Co-investing with third parties through joint ventures is a part of our ongoing business strategy.  We may not be in a position to exercise sole decision-making authority regarding the properties owned through joint ventures.  Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including reliance on our joint venture partners and the possibility that joint venture partners might become bankrupt or fail to fund their share of required capital contributions, thus exposing us to liabilities in excess of our share of the investment.  The funding of Parkway's capital contributions may be dependent on proceeds from asset sales, line of credit advances and/or sales of equity securities.  In limited cases, such as gross neglect, the Company can be terminated as the provider of certain fee-based services. Joint venture partners may have business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives.  Any disputes that may arise between us and joint venture partners may result in litigation or arbitration that would increase our expenses.

Our properties are subject to various federal, state and local regulatory requirements, such as environmental laws, state and local fire and safety requirements, building codes and land use regulations.

       Failure to comply with these requirements could subject us to governmental fines or private litigant damage awards.  We believe that our properties are currently in material compliance with all applicable regulatory requirements.  However, we do not know whether existing requirements will change or whether future requirements, including any requirements that may emerge from pending or future climate change legislation, will require us to make significant unanticipated expenditures that will adversely impact our business, financial condition and results of operations.

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

If the economic downturn continues in the long-term, our business, results of operations, cash flows and financial condition could be adversely affected.

       In the U.S., market and economic conditions continue to be challenging with tighter credit conditions and modest growth.  While recent economic data reflects a stabilization of the economy and credit markets, the cost and availability of credit may continue to be adversely affected.  Furthermore, deteriorating economic conditions including business layoffs, downsizing, industry slowdowns and other similar factors that affect our customers could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio.  The timing of changes in occupancy levels tends to lag the timing of changes in overall economic activity and employment levels.  Additionally, the economic situation could have an impact on our lenders or customers, causing them to fail to meet their obligations to us.  No assurances can be given that the effects of the current economic conditions will not have a material adverse effect on our business, financial condition and results of operations.

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

       We believe that we qualify for taxation as a REIT for federal income tax purposes, and we plan to operate so that we can continue to meet the requirements for taxation as a REIT.  To qualify as a REIT we must satisfy numerous requirements (some on an annual and quarterly basis) established under the highly technical and complex provisions of the Internal Revenue Code ("Code") applicable to REITs, which include:

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

The requirements necessary to maintain our REIT status may limit our ability to earn additional fee income at the REIT level, which may cause us to conduct fee-generating activities through a taxable REIT subsidiary.

       The REIT provisions of the Code may limit our ability to earn additional management fee and other fee income from joint ventures and third parties.  Our aggregate gross income from fees and certain other non-qualifying sources cannot exceed 5% of our annual gross income.  As a result, our ability to increase the amount of fee income we earn at the REIT level may be limited, and we may have to conduct fee-generating activities through a taxable REIT subsidiary.  Any fee income we earn through a taxable REIT subsidiary would be subject to federal, state, and local income tax at regular corporate rates, which would reduce our net income from our fee-generating activities.

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

There may be future dilution of our common stock, and resales of our common stock in the public market following a stock offering that may cause the market price for our common stock to fall.

       Our Charter authorizes our Board of Directors to, among other things, issue additional shares of capital stock without stockholder approval.  We may issue common stock, preferred stock or securities convertible or exchangeable into equity securities to raise additional capital.  Holders of our common stock have no preemptive rights that entitle them to purchase their pro rata share of any offering of shares of any class or series.  Accordingly, the issuance of any additional shares of common or preferred stock or convertible securities could be substantially dilutive to existing holders of our common stock.  At December 31, 2009, 21,624,228 shares of our common stock and 2,400,000 shares of our Series D preferred stock were issued and outstanding.  Furthermore, the resale by shareholders of our common stock in the public market following this offering or any future offering could have the effect of depressing the market price for our common stock.

The price of our common stock is volatile and may decline.

       The market price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control.  In addition, the stock market is subject to fluctuations in share prices and trading volumes that affect the market prices of the shares of many companies.  These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock.  Among the factors that could affect the market price of our common stock are:

  actual or anticipated quarterly fluctuations in our operating results and financial condition;
  changes in revenues or earnings estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our securities or those of other REITs;
  the ability of our tenants to pay rent to us and meet their other obligations to us under current lease terms;
  our ability to re-lease spaces as leases expire;
  our ability to refinance our indebtedness as it matures;
  any changes in our distribution policy;
  any future issuances of equity securities;
  strategic actions by us or our competitors, such as acquisitions or restructurings;
  general market conditions and, in particular, developments related to market conditions for the real estate industry; and
  domestic and international economic factors unrelated to our performance.

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

ITEM 1B.  Unresolved Staff Comments.

None.

ITEM 2.  Properties.

General

       The Company operates and invests principally in office properties in the Southeastern and Southwestern United States and Chicago, but is not limited to any specific geographical region or property type.  At January 1, 2010, the Company owned or had an interest in 65 office properties comprising approximately 13.4 million square feet of office space located in 11 states.

During 2009, the Company did not make any investments in office properties.  However, investments in office properties during 2008 were funded through a variety of sources, including:

•               Cash reserves and cash generated from operating activities;

•               Sales of non-strategic-assets;

•               Sales of office properties;

•               Contributions from partners;

•               Fixed rate, non-recourse mortgage financing with maturities ranging from five to ten years; and

•               Advances on the Company's line of credit.

Office Buildings

       Other than as discussed under "Item 1. Business", the Company intends to hold and operate its portfolio of office buildings for investment purposes.  The Company does not propose any program for the renovation or improvement of any of the office buildings other than those discussed in "Item 2 - Properties - Significant Properties", except as called for under the renewal of existing leases or the signing of new leases or improvements necessary to upgrade recent acquisitions to the Company's operating standards.  All such improvements are expected to be financed by cash flow from the portfolio of office properties, advances on the Company's line of credit or contributions from partners.

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

       The following table sets forth certain information about office properties the Company owned or had an interest in at January 1, 2010:

					Estimated
					Average	% of
	Number	Total Net	% of	Average	Market	Leases	%
	of	Rentable	Total Net	Rent Per	Rent Per	Expiring	Leased
	Office	Square Feet	Rentable	Square	Square	In	at
Location	Properties(1)	(in thousands)	Feet	Foot (2)	Foot (3)	2010 (4)	1/1/2010
Chicago, IL	4	2,893	21.7%	$30.56	$27.96	10.2%	88.6%
Houston, TX	13	2,194	16.4%	20.18	22.50	10.2%	92.3%
Atlanta, GA	9	1,784	13.4%	21.72	20.87	8.0%	88.8%
Memphis, TN	6	1,199	9.0%	21.87	21.04	11.2%	90.2%
Jackson, MS	7	1,112	8.3%	18.53	18.64	14.1%	86.0%
Orlando, FL	5	923	6.9%	23.75	21.21	17.2%	86.3%
Phoenix, AZ	3	687	5.1%	27.43	23.44	6.3%	85.8%
Richmond, VA	6	496	3.7%	17.71	16.40	12.1%	65.6%
Jacksonville, FL	4	482	3.6%	19.40	17.94	4.8%	91.3%
Nashville, TN	1	436	3.3%	17.66	17.50	1.5%	86.9%
Columbia, SC	2	407	3.1%	15.65	16.25	25.2%	84.6%
Charlotte, NC	1	326	2.4%	18.38	18.00	9.2%	76.5%
Ft. Lauderdale, FL	2	216	1.6%	23.53	22.08	11.6%	66.4%
Hampton Roads, VA	1	172	1.3%	18.99	18.00	15.9%	86.3%
Other Markets	1	32	0.2%	13.99	8.00	7.6%	7.6%
	65	13,359	100.0%	$22.98	$22.14	10.7%	87.0%

(1)   Includes 44 office properties owned directly and 21 office properties owned through joint ventures.

(2)   Average rent per square foot is defined as the weighted average current gross rental rate including expense escalations for leased office space in the building at January 1, 2010.

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

(4)   The percentage of leases expiring in 2010 represents the ratio of square feet under leases expiring in 2010 divided by total net rentable square feet.

       The following table sets forth scheduled lease expirations for properties owned at January 1, 2010 on leases executed at January 1, 2010, assuming no customer exercises renewal options:

		Net		Annualized	Weighted Avg	Weighted Est
		Rentable	Percent of	Rental	Expiring Gross	Avg Market
Year of	Number	Square Feet	Total Net	Amount	Rental Rate Per	Rent Per Net
Lease	of	Expiring	Rentable	Expiring (1)	Net Rentable	Rentable
Expiration	Leases	(in thousands)	Square Feet	(in thousands)	Square Foot (2)	Square Foot (3)
2010	323	1,432	10.7%	$ 32,953	$23.02	$ 21.19
2011	285	2,231	16.7%	51,503	23.09	22.23
2012	240	1,539	11.5%	35,890	23.32	21.91
2013	153	1,119	8.4%	25,774	23.03	21.10
2014	134	1,355	10.2%	30,075	22.19	21.87
2015	87	1,311	9.8%	26,777	20.43	17.21
Thereafter	110	2,639	19.7%	64,204	24.33	23.28
	1,332	11,626	87.0%	$267,176	$22.98	$22.14

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

Customers

       The office properties are leased to 1,332 customers, which are in a wide variety of industries including banking, insurance, professional services (including legal, accounting, and consulting), energy, financial services and telecommunications.  Our largest customer and 25 largest customers accounted for 5.1% and 42.3% respectively, of our annualized rental revenue.  The following table sets forth information concerning the 25 largest customers of the properties owned directly or through joint ventures at January 1, 2010 (in thousands, except footnotes):

									Leased	Annualized
		No. of	Square Footage Expiring						Square	Rental
	Customer	Props.	2010	2011	2012	2013	2014	Thereafter	Feet (1)	Revenue (1)
	General Services Administration (GSA)	15	98	25	21	58	3	278	483	$10,809
(2)	Health Care Service Corporation (BCBS)	1	33	-	62	-	-	168	263	6,796
(3)	Cox Enterprises	2	-	193	-	90	-	34	317	6,609
(4)	Blue Cross Blue Shield of Georgia, Inc.	1	-	-	-	-	252	-	252	6,438
(5)	U. S. Cellular Corporation	1	-	195	-	-	-	-	195	5,694
(6)	Regions Financial Corporation	1	7	-	-	8	-	250	265	5,472
	Nabors Industries/Nabors Corporate Services	1	205	-	-	-	-	-	205	4,413
	Federal Home Loan Bank of Chicago	1	103	14	-	-	-	-	117	3,766
(7)	Bank of America, NA	6	-	6	9	16	13	160	204	3,460
	Extra Space Storage	1	-	-	-	-	-	134	134	2,917
	Schlumberger Technology	1	-	-	155	-	-	-	155	2,677
	Clear Channel Communications	1	-	-	-	-	-	73	73	2,579
(8)	Young & Rubicam	1	2	9	-	-	-	69	80	2,543
	Golin-Harris Communications, Inc.	1	-	-	67	-	-	-	67	2,391
(9)	Honeywell	1	-	-	-	-	-	102	102	2,357
	United Healthcare Services	1	-	-	67	-	-	-	67	2,347
	Federal Express	4	-	1	1	-	-	90	92	2,330
	Louisiana-Pacific Corporation	1	-	-	-	-	-	105	105	2,158
	Stein Mart, Inc.	1	-	-	-	-	-	107	107	2,135
(10)	Forman, Perry, Watkins, Krutz & Tardy	1	-	140	-	-	-	-	140	2,105
	CB Richard Ellis	2	41	-	11	-	-	-	52	2,074
	Motorola, Inc.	1	-	68	-	-	-	-	68	1,973
	The Meridian Resource Corporation	1	-	78	-	-	-	-	78	1,950
	Shefsky & Froelich, Ltd.	1	-	-	-	-	-	69	69	1,897
	Southwestern Energy Company	1	-	-	-	-	118	-	118	1,808
			489	729	393	172	386	1,639	3,808	$89,698
				Total Rentable Square Footage (1)					13,359
				Total Annualized Rental Revenue (1)					$212,251
(1)

Annualized Rental Revenue represents the gross rental rate (including escalations) per square foot, multiplied by the number of square feet leased by the customer.  Annualized rent for customers in unconsolidated joint ventures is calculated based on our ownership interest.  However, leased square feet represents 100% of square feet leased through direct ownership or through joint ventures.

(2)

Health Care Service Corporation ("BCBS"), which is located at 111 East Wacker in Chicago, Illinois, has the option to cancel 168,405 square feet in March 2012 with a notice date of September 2010.  We expect BCBS to exercise the early termination option.  If exercised, Parkway will receive a lease termination fee of approximately $7.4 million, which will be received and recorded into income over the remaining lease term through March 2012.

(3)	Cox Enterprises, which is located in the Peachtree Dunwoody Pavilion in Atlanta, Georgia, has the option to cancel 106,758 square feet in June 2012, which requires a 12-month notice.
(4)

Blue Cross Blue Shield of Georgia, Inc., which is located in the Capital City Plaza in Atlanta, Georgia, has the option to cancel 23,671 square feet in June 2012, which requires a 15-month written notice.

(5)	U.S. Cellular Corporation, which is located in the Citicorp Plaza in Chicago, Illinois, has the option to cancel 3,161 square feet at anytime with six months written notice.
(6)	Regions Financial Corporation, which is located in the Morgan Keegan Tower in Memphis, Tennessee, has the option to cancel 17,572 square feet beginning in May 2010 with nine months written notice.
(7)

Bank of America, NA, which is located in the Bank of America Plaza in Nashville, Tennessee, has exercised a one-time option to cancel 20,410 square feet effective January 31, 2010.  The lease also provides an option to cancel 143,875 square feet in October 2014 with a 12-month notice.  Additionally, Bank of America, successor to Countrywide Home Loans, has the option to cancel 8,707 square feet in June of 2010 and June of 2011 with six months written notice.

(8)	Young & Rubicam, which is located in 233 North Michigan in Chicago, Illinois, has the option to cancel approximately 34,000 square feet in October of 2015 with a 12-month written notice.
(9)	Honeywell, which is located in the Honeywell Building in Houston, Texas, has a lease cancellation option in December 2014, which requires a 12-month notice.
(10)	Forman, Perry, Watkins, Krutz & Tardy, which is located in the City Centre in Jackson, Mississippi, has certain cancellation rights pending changes in litigation legislation.

Significant Properties

       The Company has two properties, 233 North Michigan and 111 East Wacker, whose book value at December 31, 2009 exceeds ten percent of total assets.

       The 233 North Michigan building ("233 North Michigan") is a 32-story Class A office property with an attached four-level, below grade parking garage.  The Company, through its wholly-owned direct and indirect subsidiaries, acquired fee simple title to 233 North Michigan in June 2001.  The building was constructed in 1972 and includes 1.0 million rentable square feet ("RSF") of Class A office and storage space and 45,000 RSF of retail space.  The building was 87.8% leased at January 1, 2010, with an average effective annual rental rate per square foot of $33.14.  The average occupancy and rental rate per square foot over the past five years are as follows:

Year	Average Occupancy	Average Rental Rate per Square Foot
2005	91.6%	$30.86
2006	92.9%	$30.50
2007	93.5%	$31.64
2008	92.5%	$31.50
2009	90.5%	$31.55

       233 North Michigan's major customers include governmental agencies and businesses that provide legal, accounting, insurance, advertising and other financial services.  Retail customers include financial service companies, restaurants and other numerous service-oriented amenity tenants.

       Lease expirations for 233 North Michigan at January 1, 2010 are as follows (in thousands, except number of leases):

	Square Feet	Percentage	Annualized	Percentage of
	Of Leases	Of Total	Rental	Total Annualized	Number of
Year	Expiring	Square Feet	Revenue (1)	Rental Revenue	Leases
2010	90	8.4%	$ 2,878	9.2%	11
2011	99	9.2%	3,028	9.7%	10
2012	82	7.7%	2,856	9.2%	8
2013	20	1.9%	839	2.7%	5
2014	86	8.0%	3,247	10.4%	8
2015	39	3.6%	682	2.2%	1
2016	100	9.3%	3,831	12.3%	6
2017	2	0.2%	72	0.2%	1
2018	92	8.6%	3,110	10.0%	4
2019	-	0.0%	-	0.0%	-
Thereafter	330	30.9%	10,601	34.1%	4
	940	87.8%	$31,144	100.0%	58

(1)     Annualized rental revenue represents the gross rental rate (including escalations) per square foot, multiplied by the number of square feet leased by the customer.

       233 North Michigan has one customer that occupies 10% or more of the rentable square footage.  This customer's nature of business relates to the federal government.  The customer's lease expires November 30, 2020 and has an effective rental rate of $28.50 per square foot over the term of the lease.

       For tax purposes, depreciation is calculated over 39 years for building and garage, 7 to 39 years for building and tenant improvements and 5 to 7 years for equipment, furniture and fixtures.  The federal tax basis net of accumulated tax depreciation of 233 North Michigan is as follows at December 31, 2009 (in thousands):

233 North
Michigan
Land	$ 17,420
Building and Garage	148,106
Building Improvements	1,084
Tenant Improvements	5,239

       Real estate tax expense for 2009, 2008 and 2007 for 233 North Michigan was $8.0 million in each year.

       233 North Michigan is subject to a non-recourse first mortgage (the "233 Mortgage").  The 233 Mortgage totaled $91.5 million at December 31, 2009 and has a fixed interest rate of 4.94% with payments based on a 25 year amortization.  The 233 Mortgage matures on July 11, 2011 at which time a balloon payment of $84.2 million is due.

       The 111 East Wacker building ("111 East Wacker") is a 32-story Class A office property with an attached four-level, below grade parking garage. The Company, through its wholly-owned direct and indirect subsidiaries, acquired fee simple title to 111 East Wacker in July 2006.  The building was constructed in 1970 and includes 979,000 RSF of Class A office and storage space and 34,000 RSF of retail space.  The building was 95.1% leased at January 1, 2010, with an average effective annual rental rate per square foot of $29.57.  The average occupancy and rental rate per square foot over the past four years are as follows:

Year	Average Occupancy	Average Rental Rate per Square Foot
2006	89.9%	$24.25
2007	85.0%	$23.90
2008	94.1%	$26.05
2009	95.7%	$27.31

       111 East Wacker's major customers include governmental agencies, an insurance company and businesses that provide legal, accounting, insurance, advertising and other financial services.  Retail customers include financial service companies, restaurants and other numerous service-oriented amenity tenants.

       Lease expirations for 111 East Wacker at January 1, 2010 are as follows (in thousands, except number of leases):

	Square Feet	Percentage	Annualized	Percentage of
	Of Leases	Of Total	Rental	Total Annualized	Number of
Year	Expiring	Square Feet	Revenue (1)	Rental Revenue	Leases
2010	152	15.0%	$ 4,885	17.1%	11
2011	60	5.9%	1,835	6.4%	11
2012	186	18.4%	5,949	20.9%	10
2013	106	10.5%	3,295	11.6%	14
2014	15	1.5%	493	1.7%	5
2015	102	10.1%	2,796	9.8%	5
2016	62	6.1%	1,821	6.4%	4
2017	221	21.9%	5,644	19.8%	5
2018	14	1.4%	455	1.6%	2
2019	44	4.3%	1,327	4.7%	2
Thereafter	-	0.0%	-	0.0%	-
	962	95.1%	$28,500	100.0%	69

(1)     Annualized rental revenue represents the gross rental rate (including escalations) per square feet, multiplied by the number of square feet leased by the customer.

       111 East Wacker has two customers that occupy 10% or more of the rentable square footage.  Information regarding these customers is as follows:

Nature of Business	Lease Expiration	Effective Rental Rate Per Square Foot	Lease Options
Insurance	(1)	$31.06	(2)
Financial Services	(3)	$30.76	None

(1)     This customer has 33,000 square feet expiring in 2010, 62,000 square feet in 2012 and 168,000 square feet expiring in 2017.  The 33,000 square feet expiring in 2010 has been leased to a new customer whose lease commences May 1, 2010.

(2)     The lease provides an option to cancel 168,000 square feet in March 2012 with a notice in September 2010.

(3)     This customer has 102,000 square feet expiring in 2010 and 14,000 square feet expiring in 2011.  Of the 102,000 square feet expiring in 2010, 99,000 square feet has been leased to a new customer whose lease commences July 1, 2010.

       For tax purposes, depreciation is calculated over 39 years for building and garage, 7 to 39 years for building and tenant improvements and 5 to 7 years for equipment, furniture and fixtures.  The federal tax basis net of accumulated tax depreciation of 233 North Michigan is as follows at December 31, 2009 (in thousands):

111 East
Wacker
Land	$ 23,285
Building and Garage	155,303
Building Improvements	18,572
Tenant Improvements	349

       Real estate tax expense for 2009, 2008 and 2007 for 111 East Wacker was $7.1 million, $6.1 million and $5.7 million, respectively.

       111 East Wacker is subject to a non-recourse first mortgage (the "111 Mortgage").  The 111 Mortgage totaled $148.5 million at December 31, 2009 and has a fixed interest rate of 6.29% with payments based on a 30 year amortization and interest only payments for five years.  The 111 Mortgage matures on July 11, 2016 at which time a balloon payment of $139.5 million is due.

       Currently, the Company is planning to invest approximately $2.0 million to $3.0 million related to improvements of the exterior plaza at 111 East Wacker in 2010. The Company believes that each building is adequately covered by insurance.

       We compete with a considerable number of other real estate companies seeking to acquire and lease office space in Chicago.  Principal factors of competition in our business are the quality of properties (including the design and condition of improvements), leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the quality and breadth of tenant services provided and reputation as an owner and operator of quality office properties in the relevant market.  Our ability to compete also depends on, among other factors, trends in the national and local economies, financial condition and operating results of current and prospective tenants, availability and cost of capital, taxes and governmental regulations and legislation.

       The Company did not have any material liens or encumbrances that exceeded 10% of total assets at December 31, 2009.

Non-Strategic Assets

       Since January 1, 1996, Parkway has pursued a strategy of liquidating its non-strategic assets and using the proceeds from such sales to acquire office properties and pay down short-term debt.  The Company defines non-strategic assets as all office and parking properties in markets where the Company has not achieved critical mass of greater than one million square feet as well as markets that do not have higher rent growth potential.  Additionally, the Company has 12 acres of undeveloped land in New Orleans, Louisiana that is considered a non-strategic asset.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders.

       None.

PART II

ITEM 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

       The Company's common stock ($.001 par value) is listed and trades on the New York Stock Exchange under the symbol "PKY".  The number of record holders of the Company's common stock at January 1, 2010, was 2,336.

       At March 1, 2010, the last reported sales price per common share on the New York Stock Exchange was $17.08.  The following table sets forth, for the periods indicated, the high and low last reported sales prices per share of the Company's common stock and the per share cash distributions paid by Parkway during each quarter.

	Year Ended			Year Ended
	December 31, 2009			December 31, 2008
Quarter Ended	High	Low	Distributions	High	Low	Distributions
March 31	$18.94	$ 8.60	$0.325	$38.76	$31.80	$0.650
June 30	$16.22	$10.17	0.325	$40.60	$33.72	0.650
September 30	$20.86	$10.88	0.325	$41.89	$31.47	0.650
December 31	$21.50	$17.29	0.325	$37.82	$11.10	0.325
			$1.300			$2.275

       Common stock distributions during 2009 and 2008 ($1.30 and $2.275 per share, respectively) were taxable as follows for federal income tax purposes:

	Year Ended
	December 31
	2009	2008
Ordinary income	$0.71	$0.844
Post May 5, 2003 capital gain	-	0.197
Unrecaptured Section 1250 gain	-	0.893
Return of capital	0.59	0.341
	$1.30	$2.275

       In the budgeting and planning process for 2010, the Company contemplated its overall capital needs and the opportunities that are anticipated over the next few years in light of the sources of capital that are available to us.  The Company thinks it is advisable to make more discretionary capital available to the Company at this point in the cycle for acquisition opportunities, both on behalf of Texas Teachers Fund II and other opportunities that may arise outside of the fund.  This led to the decision to raise an additional $22 million per annum in capital by reducing the common stock dividend to $0.30 per share per annum, which approximates projected 2010 taxable income. Many factors weighed into the Company's decision to make this large dividend adjustment.  First, the increased costs associated with leasing the Company's existing and future vacancies during this recessionary cycle; second, the desire to further improve the balance sheet to meet capital structure goals set out in early 2009; third, to make available additional capital for the investments the Company is now seeing in the market place for Texas Teachers Fund II; and finally, to give the Company more discretionary capital available at this point in the cycle for acquisition opportunities that might be seen outside of Texas Teachers Fund II.

       The following table shows the high and low Series D preferred share prices and per share distributions paid for each quarter of 2009 and 2008 reported by the New York Stock Exchange.

	Year Ended			Year Ended
	December 31, 2009			December 31, 2008
Quarter Ended	High	Low	Distributions	High	Low	Distributions
March 31	$17.54	$10.13	$0.50	$24.95	$22.95	$0.50
June 30	$20.50	$12.68	0.50	$25.57	$23.52	0.50
September 30	$23.07	$17.90	0.50	$25.01	$18.95	0.50
December 31	$24.25	$20.53	0.50	$22.50	$12.00	0.50
			$2.00			$2.00

       At January 1, 2010, there were five holders of record of the Company's 2.4 million outstanding shares of Series D preferred stock.  Series D preferred stock distributions during 2009 and 2008 were taxable as follows for federal income tax purposes:

	Year Ended December 31
	2009	2008
Ordinary income	$2.00	$1.16
Post May 5, 2003 capital gain	-	0.15
Unrecaptured Section 1250 gain	-	0.69
	$2.00	$2.00

Purchases of Equity Securities by the Issuer

			Total Number	Maximum Number
			of Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs

10/01/09 to 10/31/09	860(1)	$19.25	-	-
11/01/09 to 11/30/09	-	-	-	-
12/01/09 to 12/31/09	-	-	-	-
Total	860	$19.25	-	-

(1)   As permitted under the Company's equity compensation plan, these shares were withheld by the Company to satisfy tax withholding obligations for employees in connection with the vesting of stock.  Shares withheld for tax withholding obligations do not affect the total number of shares available for repurchase under any approved common stock repurchase plan.  At December 31, 2009, the Company did not have an authorized stock repurchase plan in place.

Securities Authorized for Issuance Under Equity Compensation Plans

       See Item 12 of this Annual Report on Form 10-K, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for certain information regarding the Company's equity compensation plans.

Performance Graph

       The following graph provides a comparison of cumulative stockholder return for the period from December 31, 2004 through December 31, 2009 among Parkway, the Standard & Poor's 500 Index ("S&P 500") and the National Association of Real Estate Investment Trusts ("NAREIT") Equity REIT Total Return Index ("NAREIT Equity").  The stock performance graph assumes an investment of $100 in the shares of Parkway common stock and each index and the reinvestment of any dividends.  The historical information set forth below is not necessarily indicative of future performance.

       The performance graph and related information shall not be deemed "soliciting material" or deemed to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that the Company specifically incorporates it by reference into such filing.

Years Ended December 31
	2004	2005	2006	2007	2008	2009
Parkway	$ 100.00	$ 83.65	$ 112.48	$ 86.30	$ 45.26	$ 57.46
NAREIT Equity	$ 100.00	$ 112.16	$ 151.49	$ 127.72	$ 79.53	$ 101.79
S & P 500	$ 100.00	$ 104.91	$ 121.48	$ 128.16	$ 80.74	$ 102.11

Source:  SNL Financial LC, Charlottesville, Virginia

ITEM 6.  Selected Financial Data.

	Year Ended 12/31/09	Year Ended 12/31/08	Year Ended 12/31/07	Year Ended 12/31/06	Year Ended 12/31/05
	(In thousands, except per share data)
Operating Data:
Revenues
Income from office and parking properties	$266,345	$263,475	$233,304	$197,889	$175,977
Management company income	1,870	1,936	1,605	5,329	2,997
Total revenues	268,215	265,411	234,909	203,218	178,974
Expenses
Property operating expenses	128,084	126,169	107,990	93,089	82,375
Depreciation and amortization	92,726	91,716	74,379	61,607	48,255
Impairment loss on real estate	-	2,542	-	-	340
Management company expense	2,299	1,947	1,188	1,141	607
General and administrative and other	6,108	9,725	6,602	4,656	4,473
Total expense	229,217	232,099	190,159	160,493	136,050
Operating income	38,998	33,312	44,750	42,725	42,924
Other income and expenses
Interest and other income	1,609	1,332	526	39	253
Equity in earnings of unconsolidated joint ventures	445	894	1,008	751	1,496
Gain (loss) on real estate, joint venture interests,
involuntary conversion and other assets	(7,524)	-	20,307	17,646	1,379
Interest expense	(55,693)	(59,426)	(52,546)	(43,044)	(33,824)

Income (loss) from continuing operations	(22,165)	(23,888)	14,045	18,117	12,228
Income (loss) from discontinued operations	-	(795)	2,473	1,997	4,585
Gain on sale of real estate from discontinued operations	-	22,588	-	5,083	4,181
Total discontinued operations	-	21,793	2,473	7,080	8,766
Net income (loss)	(22,165)	(2,095)	16,518	25,197	20,994
Noncontrolling interest - real estate partnerships	10,562	11,369	3,174	485	(187)
Net income (loss) for Parkway Properties, Inc.	(11,603)	9,274	19,692	25,682	20,807
Dividends on preferred stock	(4,800)	(4,800)	(4,800)	(4,800)	(4,800)
Dividends on convertible preferred stock	-	-	-	(1,773)	(2,346)
Net income (loss) available to common stockholders	$(16,403)	$4,474	$14,892	$19,109	$13,661

Net income (loss) per common share attributable to
Parkway Properties, Inc.
Basic:
Income (loss) from continuing operations
attributable to Parkway Properties, Inc.	$(0.85)	$(1.15)	$0.80	$0.84	$0.34
Discontinued operations	-	1.45	0.16	0.50	0.63
Net income (loss) attributable to Parkway Properties, Inc.	$(0.85)	$0.30	$0.96	$1.34	$0.97

Diluted:
Income (loss) from continuing operations attributable to
Parkway Properties, Inc.	$(0.85)	$(1.15)	$0.79	$0.83	$0.34
Discontinued operations	-	1.45	0.16	0.49	0.62
Net income (loss) attributable to Parkway Properties, Inc.	$(0.85)	$0.30	$0.95	$1.32	$0.96

Book value per common share (at end of year)	$18.32	$22.83	$25.09	$27.42	$27.42
Dividends per common share	$1.30	$2.275	$2.60	$2.60	$2.60
Weighted average shares outstanding:
Basic	19,304	15,023	15,482	14,306	14,065
Diluted	19,304	15,023	15,648	14,487	14,233
Balance Sheet Data:
Office and parking investments, net of depreciation	$1,401,890	$1,455,239	$1,314,602	$1,303,213	$1,040,929
Investment in unconsolidated joint ventures	2,512	11,057	11,236	11,179	12,942
Total assets	1,612,146	1,687,855	1,535,794	1,512,346	1,188,342
Notes payable to banks	100,000	185,940	212,349	152,312	150,371
Mortgage notes payable	852,700	869,581	714,501	696,012	483,270
Total liabilities	1,041,314	1,154,415	1,015,380	931,760	701,048
Preferred stock	57,976	57,976	57,976	57,976	57,976
Convertible preferred stock	-	-	-	-	28,122
Noncontrolling interest-real estate partnerships	116,687	127,192	80,506	90,280	12,778
Total stockholders' equity attributable to Parkway
Properties, Inc.	454,145	406,248	439,908	490,306	474,516

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

       Parkway is a self-administered and self-managed REIT specializing in the acquisition, operations, leasing and ownership of office properties.  The Company is geographically focused on the Southeastern and Southwestern United States and Chicago.  At January 1, 2010, Parkway owned or had an interest in 65 office properties located in 11 states with an aggregate of approximately 13.4 million square feet of leasable space.  Included in the portfolio are 21 properties totaling 3.9 million square feet that are owned jointly with other investors, representing 29% of the portfolio.  The Company's goal is to transform itself from being an owner-operator to being an operator-owner.    The Company will continue executing on this strategy, which highlights the Company's strength in providing excellent service in the operation of office properties in addition to its direct ownership of real estate assets. Fee-based real estate services are offered through the Company's wholly-owned subsidiary, Parkway Realty Services LLC, which also manages and/or leases approximately 1.3 million square feet for third-party owners at January 1, 2010.  The Company generates revenue primarily by leasing office space to its customers and providing management and leasing services to third-party office property owners (including joint venture interests).  The primary drivers behind Parkway's revenues are occupancy, rental rates and customer retention.

       Occupancy.  Parkway's revenues are dependent on the occupancy of its office buildings.  At January 1, 2010, occupancy of Parkway's office portfolio was 87.0% compared to 88.3% at October 1, 2009 and 90.1% at January 1, 2009.  To combat rising vacancy, Parkway utilizes innovative approaches to produce new leases.  These include the Broker Bill of Rights, a short-form service agreement and customer advocacy programs which are models in the industry and have helped the Company maintain occupancy at a premium above the national occupancy rate of approximately 83%.  Parkway currently projects an average annual occupancy range of approximately 85.0% to 87.0% during 2010 for its office properties.

       Rental Rates.  An increase in vacancy rates has the effect of reducing market rental rates and vice versa.  Parkway's leases typically have three to seven year terms.  As leases expire, the Company replaces the existing leases with new leases at the current market rental rate.  At January 1, 2010, Parkway had $0.84 per square foot in rental rate embedded loss in its office property leases.  Embedded loss is defined as the difference between the weighted average in place cash rents and the weighted average market rental rate.  Parkway currently expects embedded rent loss per square foot to increase in 2010.

       Customer Retention.  Keeping existing customers is important as high customer retention leads to increased occupancy, less downtime between leases, and reduced leasing costs.  Parkway estimates that it costs five to six times more to replace an existing customer with a new one than to retain the customer.  In making this estimate, Parkway takes into account the sum of revenue lost during downtime on the space plus leasing costs, which rise as market vacancies increase.  Therefore, Parkway focuses a great deal of energy on customer retention.  Parkway's operating philosophy is based on the premise that it is in the customer retention business.  Parkway seeks to retain its customers by continually focusing on operations at its office properties.  The Company believes in providing superior customer service; hiring, training, retaining and empowering each employee; and creating an environment of open communication both internally and externally with customers and stockholders.  Over the past ten years, Parkway maintained an average 71.0% customer retention rate.  Parkway's customer retention for the year ended December 31, 2009 was 61.9% compared to 70.7% for the year ended December 31, 2008.  Lower customer retention in 2009 was driven by the loss of 43 customers totaling approximately 265,000 square feet due to financial distress and the Company's decision to take back approximately 135,000 square feet in connection with early lease renewals.  These two factors contributed to the decline in occupancy in 2009 and had a 13% negative impact on customer retention for the year.

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

       The Ohio PERS Fund I targeted properties with an anticipated leveraged internal rate of return of greater than 11%.  Parkway serves as the general partner of the fund and provides asset management, property management, leasing and construction management services to the fund, for which it is paid market-based fees.  After each partner has received a 10% annual cumulative preferred return and a return of invested capital, 60% will be distributed to Ohio PERS and 40% to Parkway.  The term of Ohio PERS Fund I will be seven years until February 2015, with provisions to extend the term for two additional one-year periods.

       On May 14, 2008, Parkway, through affiliated entities, entered into a limited partnership agreement forming a $750.0 million discretionary fund, known as Texas Teachers Fund II with the TRS for the purpose of acquiring high-quality multi-tenant office properties.  TRS is a 70% investor and Parkway is a 30% investor in the fund, which will be capitalized with approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt.  Parkway's share of the equity contribution for the fund will be $112.5 million.  The Company intends to fund its share of equity contributions with proceeds from asset sales, line of credit advances and/or sales of equity securities.  The Texas Teachers Fund II targets acquisitions in the core markets of Houston, Austin, San Antonio, Chicago, Atlanta, Phoenix, Charlotte, Memphis, Nashville, Jacksonville, Orlando, Tampa/St. Petersburg,  and other growth markets to be determined by Parkway.

       The Texas Teachers Fund II targets properties with an anticipated leveraged internal rate of return of greater than 10%.  Parkway serves as the general partner of the fund and provides asset management, property management, leasing and construction management services to the fund, for which it will be paid market-based fees.  Cash will be distributed pro rata to each partner until a 9% annual cumulative preferred return is received and invested capital is returned.  Thereafter, 56% will be distributed to TRS and 44% to Parkway.  Parkway has four years from the inception date, or through May 2012, to identify and acquire properties (the "Investment Period"), with funds contributed as needed to close acquisitions.  Parkway will exclusively represent the fund in making acquisitions within the target markets and acquisitions with certain predefined criteria.  Parkway will not be prohibited from making fee-simple or joint venture acquisitions in markets outside of the target markets, acquiring properties within the target markets that do not meet Texas Teachers Fund II's specific criteria or selling or joint venturing currently owned properties.  The term of Texas Teachers Fund II will be seven years from the expiration of the Investment Period, with provisions to extend the term for two additional one-year periods at the discretion of Parkway.  At December 31, 2009, no investments had been made on behalf of Texas Teachers Fund II.

Strategic Planning

       Parkway is a focused office REIT with a hands-on, service-oriented approach, a disciplined capital allocation program and a willingness to recycle assets.  However, we continue to focus on the Company's strategy of transforming itself to an operator-owner from an owner-operator.  As part of the Company's culture, strategic plans play an important role in planning for our future.  Our attention is focused on 2010 and beyond as we continue to stand firm in our strategy to maximize shareholder returns by managing our balance sheet to achieve a debt to gross asset value ratio of approximately 50% and a debt to EBITDA multiple of 6.5 times.  Additionally, the Company will continue exiting non-strategic markets and entering key growth markets where Parkway can attain a critical mass of at least one million square feet. Focusing on customer retention continues to be a core part of the Company's business and sets Parkway apart from other office property owners.  Finally, the Company will continue to increase fee income and maximize our return on equity and accretion by taking advantage of investment opportunities while near the bottom of the recessionary cycle in our $750.0 million discretionary fund with TRS.

       As we entered 2009, the Company outlined several goals which we wanted to accomplish throughout the year.  Those goals and related accomplishments are listed below:

•         Pay down short-term debt and improve the balance sheet.  At December 31, 2008, the Company had $185.9 million outstanding on our line of credit as compared to $100.0 million outstanding at December 31, 2009.  The reduction in our outstanding balance on the line of credit is principally a result of the $84.5 million common stock offering in April 2009.

•         Delay new investments in the Texas Teachers Fund II until there is further clarity in values.  The Company did not make any investments on behalf of Texas Teachers Fund II during 2009, however we expect there will be good opportunities for accretive purchases in 2010.

•         Reduce expenses at the corporate and property level.  The Company reduced its property operating expenses, excluding bad debt expense, by approximately $1.0 million and reduced general and administrative expenses by approximately $3.6 million compared to 2008.

•         Achieve embedded rent growth on expiring leases.  During 2009, the Company signed renewal and expansion leases totaling 2.0 million square feet with a rental rate decrease of $0.38 per square foot, or a 1.6% decline, which was better than anticipated at the beginning of the year.

•         Make strategic sales of assets.  During 2009, we completed the sale of two non-strategic office properties in Hampton Roads, Virginia and Houston, Texas for a total gross sales price of $16.5 million.

•         Act upon opportunities.  The significant investment opportunities from distressed real estate owners and lenders that the Company expected to see in 2009 did not occur.  However, we do expect to see these type of opportunities arise in 2010.  We did accomplish the expansion of Parkway Realty and our third-party business in Jacksonville, Florida and Houston, Texas during the year.

Financial Condition

Comments are for the balance sheet dated December 31, 2009 as compared to the balance sheet dated December 31, 2008.

       Office and Parking Properties.   In 2009, Parkway continued the execution of its strategy of operating office properties, as well as liquidating non-strategic assets that either no longer meet the Company's investment criteria or the Company has determined value will be maximized by selling.  The Company delayed new investments in office properties in 2009 until there was further clarity in values but expects that there will be investment opportunities in 2010.  During the year ended December 31, 2009, total assets decreased $75.7 million or 4.5% and office and parking properties and real estate development (before depreciation) increased $491,000 or 0.03%.

Improvements

       Parkway's investment in office and parking properties decreased $53.3 million net of depreciation, to a carrying amount of $1.4 billion at December 31, 2009 and consisted of 59 office and parking properties.  The primary reason for the decrease in office and parking properties relates to the net effect of building improvements, and development costs, offset by the sale of two office properties and depreciation recorded during the year.

       During the year ended December 31, 2009, the Company capitalized building improvements and additional purchase costs of $27.4 million and recorded depreciation expense of $67.6 million related to its office and parking properties.

Dispositions

       During the year ended December 31, 2009, Parkway sold two office properties as follows (in thousands):

		Square	Date	Gross	Gain
Office Property	Location	Feet	Sold	Sales Price	(Loss)

Lynnwood Plaza	Hampton Roads, Virginia	82	02/20/09	$7,767	$(70)
1717 St. James Place	Houston, Texas	110	06/01/09	8,700	540
		192		$16,467	$470

       Investment in unconsolidated joint ventures.  For the year ended December 31, 2009, investment in unconsolidated joint ventures decreased $8.5 million or 77.3% and is due to a non-cash other-than-temporary impairment loss totaling $8.8 million recognized during the fourth quarter of 2009 in connection with the valuation of the Company's investments in RubiconPark I, LLC and RubiconPark II, LLC.  The impairment is principally due to two customers totaling over 120,000 square feet in the office properties that are unable to meet their rent obligations due to financial difficulty.  Of the total square footage, 90,000 square feet has been vacated and another 30,000 square feet is expected to be vacated during 2010.  Additionally, on January 20, 2010, the Company's joint venture partner, Rubicon U.S. REIT, filed for Chapter 11 bankruptcy protection, rendering our partner unable to support their continuing share of the joint venture obligations.

       Intangible Assets, Net.  For the year ended December 31, 2009, intangible assets net of related amortization decreased $17.7 million or 22.3% and was primarily due to annual amortization of the existing intangible assets.

       Accounts Payable and Other Liabilities.  Accounts payable and other liabilities decreased by $10.3 million or 10.4% for the year ended December 31, 2009 primarily due to a reduction in accrued development costs, the amortization of below market lease intangible liabilities and the decrease in the  market value liability associated with interest rate swaps.

       Notes Payable to Banks.  Notes payable to banks decreased $85.9 million or 46.2% for the year ended December 31, 2009.  At December 31, 2009, notes payable to banks totaled $100.0 million and the decrease is primarily attributable to proceeds received from the Company's April 2009 $84.5 million common stock offering.

       The Company's $311.0 million unsecured credit facility requires compliance with a number of restrictive financial covenants, including tangible net worth, fixed charge coverage ratio, unencumbered interest coverage ratio, total debt to total asset ratio, secured debt to total asset value ratio, secured recourse debt to total asset value ratio and unencumbered pool restrictions.  At December 31, 2009 the Company was in compliance with these financial covenants.

       Mortgage Notes Payable.  Mortgage notes payable decreased $16.9 million or 1.9% during the year ended December 31, 2009, as a result of the following (in thousands):

Increase
(Decrease)

Placement of mortgage debt on wholly-owned properties	$18,500
Principal paid on early extinguishment of debt	(21,766)
Scheduled principal payments	(13,615)
$(16,881)

       On February 27, 2009, the Company paid off the mortgage note payable secured by the 1717 St. James, 5300 Memorial and Town and Country office buildings in Houston, Texas, with a total principal balance of $21.8 million with advances under the Company's line of credit.  The mortgage had an interest rate of 4.83% and was scheduled to mature March 1, 2009.  The mortgage represented the Company's only outstanding maturity in 2009.

       On May 4, 2009, the Company placed an $18.5 million seven-year non-recourse first mortgage with a fixed interest rate of 7.6% per annum, and the proceeds were used to reduce borrowings under the line of credit.  The mortgage is secured by two office buildings in Houston, Texas totaling 303,000 square feet.

       On February 8, 2010, the Company completed a $35.0 million non-recourse, fixed-rate first mortgage loan related to the refinance of a $60.0 million recourse mortgage that was scheduled to mature in May 2010.  The loan bears interest at 7.25% and is secured by the Company's Capital City Plaza building in Atlanta, Georgia.  The loan will mature in March 2017 and includes the option to be prepaid at the end of five years at a cost of 1% of the outstanding loan balance.  The Company used its existing line of credit to pay the $25.0 million difference on the maturing loan.

       The Company expects to continue seeking fixed-rate, non-recourse mortgage financing with maturities from five to ten years typically amortizing over 25 to 30 years on select office building investments as additional capital is needed.  The Company monitors the total debt to total asset value ratio as defined in the loan agreements for the $311.0 million unsecured line of credit.  In addition to the total debt to total asset value ratio, the Company monitors interest, fixed charge and modified fixed charge coverage ratios and the debt to EBITDA  multiple.  The interest coverage ratio is computed by comparing the cash interest accrued to EBITDA.  The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA.  The modified fixed charge coverage ratio is computed by comparing cash interest accrued and preferred dividends paid to EBITDA.  The debt to EBITDA multiple is computed by comparing Parkway's share of total debt to EBITDA computed for a trailing 12-month period.  Management believes the total debt to total asset value, interest coverage, fixed charge coverage and modified fixed charge coverage ratios and debt to EBITDA multiple provide useful information on total debt levels as well as the Company's ability to cover interest, principal and/or preferred dividend payments with current income.

The computation of the Company's proportionate share of the interest, fixed charge, modified fixed charge coverage ratios, the debt to EBITDA multiple and the reconciliation of net income to EBITDA are as follows for the year ended December 31, 2009 and 2008 (in thousands):

	Year Ended
	December 31
	2009	2008
Net income (loss)	$(11,603)	$9,274
Adjustments to net income (loss):
Interest expense	53,374	58,616
Amortization of financing costs	2,319	1,825
Prepayment expenses - early extinguishment of debt	-	2,153
Depreciation and amortization	92,726	93,589
Amortization of share-based compensation	2,581	2,276
Net (gain) loss on real estate investments and involuntary conversion	7,524	(20,046)
Tax expense	2	2
EBITDA adjustments - unconsolidated joint ventures	1,358	1,270
EBITDA adjustments - noncontrolling interest in real estate partnerships	(32,698)	(32,750)

EBITDA (1)	$115,583	$116,209

Interest coverage ratio:
EBITDA	$115,583	$116,209
Interest expense:
Interest expense	$53,374	$58,616
Capitalized interest	-	836
Interest expense - unconsolidated joint ventures	501	509
Interest expense - noncontrolling interest in real estate partnerships	(12,283)	(11,837)
Total interest expense	$41,592	48,124
Interest coverage ratio	2.78	2.41

Fixed charge coverage ratio:
EBITDA	$115,583	$116,209
Fixed charges:
Interest expense	$41,592	$48,124
Preferred dividends	4,800	4,800
Principal payments (excluding early extinguishment of debt)	13,615	13,640
Principal payments - unconsolidated joint ventures	142	54
Principal payments - noncontrolling interest in real estate partnerships	(981)	(337)
Total fixed charges	$59,168	$66,281
Fixed charge coverage ratio	1.95	1.75

Modified fixed charge coverage ratio:
EBITDA	$115,583	$116,209
Modified fixed charges:
Interest expense	$41,592	$48,124
Preferred dividends	4,800	4,800
Total fixed charges	$46,392	$52,924
Modified fixed charge coverage ratio	2.49	2.20

Debt to EBITDA multiple:
EBITDA - trailing 12 months	$115,583	$116,209
Parkway's share of total debt:
Mortgage notes payable	$852,700	$869,581
Notes payable to banks	100,000	185,940
Adjustments for unconsolidated joint ventures	2,507	9,754
Adjustments for noncontrolling interest in real estate partnerships	(215,604)	(216,585)
Parkway's share of total debt	$739,603	$848,690
Debt to EBITDA multiple	6.40	7.30

 (1)    Parkway defines EBITDA, a non-Generally Accepted Accounting Principles ("GAAP") financial measure, as net income before interest, income taxes, depreciation, amortization, losses on early extinguishment of debt and other gains and losses.  EBITDA, as calculated by us, is not comparable to EBITDA reported by other REITs that do not define EBITDA exactly as we do.

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

       Parkway views EBITDA primarily as a liquidity measure and, as such, the GAAP financial measure most directly comparable to it is cash flows provided by operating activities.  Because EBITDA is not a measure of financial performance calculated in accordance with GAAP, it should not be considered in isolation or as a substitute for operating income, net income, cash flows provided by operating, investing and financing activities prepared in accordance with GAAP.  The following table reconciles EBITDA to cash flows provided by operating activities for the year ended December 31, 2009 and 2008 (in thousands):

	Year Ended
	December 31
	2009	2008

EBITDA	$115,583	$116,209

Amortization of above market leases	51	45
Amortization of mortgage loan discount	(607)	(518)
Operating distributions from unconsolidated joint ventures	392	1,042
Interest expense	(53,374)	(58,616)
Prepayment expense - early extinguishment of debt	-	(2,153)
Tax expense	(2)	(2)
Change in deferred leasing costs	(16,348)	(8,738)
Change in receivables and other assets	3,678	(1,474)
Change in accounts payable and other liabilities	228	(2,164)
Adjustments for noncontrolling interests	22,136	21,381
Adjustments for unconsolidated joint ventures	(1,803)	(2,164)
Cash flows provided by operating activities	$69,934	$62,848

       Equity.  Total equity increased $37.4 million or 7.0% during the year ended December 31, 2009 as a result of the following (in thousands):

Increase
(Decrease)
Net loss attributable to Parkway Properties, Inc.	$(11,603)
Net loss attributable to noncontrolling interest	(10,562)
Net loss	(22,165)
Change in market value of interest rate swaps	2,836
Comprehensive loss	(19,329)
Common stock dividends declared	(26,070)
Preferred stock dividends declared	(4,800)
Shares issued through common stock offering	84,457
Share-based compensation	2,581
Shares withheld to satisfy tax withholding obligation on vesting of restricted stock	(58)
Shares issued in lieu of Directors' fees	58
Net shares distributed from deferred compensation plan	496
Contribution of capital by noncontrolling interest	57
$37,392

       On April 28, 2009, the Company sold 6.25 million shares of common stock to UBS Investment Bank at a gross offering price of $13.71 per share and a net price of $13.56 per share.  The Company used the net proceeds of $84.5 million to reduce outstanding borrowings under the Company's line of credit and for general corporate purposes.

       On December 23, 2009, the Company entered into agreements under which it may issue up to $75.0 million in common stock in an at the market ("ATM") offering with Wells Fargo Securities, Bank of America/Merrill Lynch, J.P. Morgan and Morgan Keegan and Company, Inc.  Any proceeds from the ATM offering will be utilized for general corporate purposes, including acquisitions.  There were no shares issued under the ATM offering at December 31, 2009.

Results of Operations

Comments are for the year ended December 31, 2009 compared to the year ended December 31, 2008.

       Net loss available to common stockholders for the year ended December 31, 2009, was $16.4 million ($0.85 per basic common share) as compared to net income available to common stockholders of $4.5 million ($0.30 per basic common share) for the year ended December 31, 2008.  The primary reason for the decrease in net income available to common stockholders for the year ended December 31, 2009 compared to the year ended December 31, 2008 is due to the decrease in gain on sale of real estate from discontinued operations in the amount of $22.6 million, which is attributable to three assets sold in 2008.  Net gains on the sale of real estate and involuntary conversion of $1.3 million, offset by impairment losses totaling $8.8 million, were included in net loss available to common stockholders for the year ended December 31, 2009.  Net gains on the sale of real estate of $22.6 million, offset by impairment losses totaling $2.5 million, were included in net income available to common stockholders for the year ended December 31, 2008.  The change in gain (loss) on sale of real estate investments, involuntary conversion and other assets as well as the discussion of other variances for income and expense items that comprise net loss available to common stockholders is discussed in detail below.

       Office and Parking Properties.  The analysis below includes changes attributable to same-store properties, acquisitions and dispositions of office properties.  Same-store properties are those that the Company owned during both the current and prior year reporting periods, excluding properties classified as discontinued operations.  At December 31, 2009, same-store properties consisted of 57 properties comprising 12.2 million square feet.  One property with 189,000 square feet was developed in 2008 and does not meet the definition of a same-store property for the year ended December 31, 2009.

       The following table represents revenue from office and parking properties for the years ended December 31, 2009 and 2008 (in thousands):

	Year Ended December 31
			Increase	%
	2009	2008	(Decrease)	Change
Revenue from office and parking properties:
Same-store properties	$254,775	$256,715	$(1,940)	-0.8%
Properties acquired in 2008	7,315	3,763	3,552	94.4%
Office property development	3,673	166	3,507	2112.7%
Properties disposed	582	2,831	(2,249)	-79.4%
Total revenue from office and
parking properties	$266,345	$263,475	$2,870	1.1%

       Revenue from office and parking properties for same-store properties decreased $1.9 million or 0.8% for the year ended December 31, 2009 compared to the same period for 2008.  The primary reason for the decrease is due to a decrease in lease termination fee income of $2.7 million, offset by a 2.6% increase in same-store average rental rates for same-store properties for the year ended December 31, 2009 compared to December 31, 2008.

       The following table represents property operating expenses for the years ended December 31, 2009 and 2008 (in thousands):

	Year Ended December 31
			Increase	%
	2009	2008	(Decrease)	Change
Property operating expenses:
Same-store properties	$122,432	$122,671	$(239)	-0.2%
Properties acquired in 2008	3,686	1,768	1,918	108.5%
Office property development	1,667	183	1,484	810.9%
Properties disposed	299	1,547	(1,248)	-80.7%
Total property
operating expenses	$128,084	$126,169	$1,915	1.5%

       Property operating expenses for same-store properties decreased $239,000 or 0.2% for the year ended December 31, 2009 compared to the same period for 2008.  The primary reason for the decrease is decreased personnel expenses and utilities offset by increased bad debt expense and ad valorem taxes.

       Depreciation and amortization expense attributable to office and parking properties increased $1.0 million or 1.1% for the year ended December 31, 2009 compared to the same period for 2008 and is due to the additional depreciation associated with the development of an office property in 2008, the acquisition of office properties in 2008, and improvements to properties.

       Hurricane Ike Impact. The Company had 13 wholly-owned properties and one jointly-owned property totaling 2.3 million square feet in Houston, Texas, which sustained some property damage from Hurricane Ike on September 13, 2008.  Damages for the 14 properties were approximately $6.3 million.  The Company's insurance deductible related to these claims was approximately $2.2 million.  Approximately $365,000 represents repair and clean up costs with the remainder representing capitalized costs.  In 2009, the Company recorded a net gain of approximately $823,000 related to an involuntary conversion of the damaged assets.

       Share-Based Compensation Expense.  Share-based compensation expense of $2.6 million and $2.3 million was recognized for the years ended December 31, 2009 and 2008, respectively.  Total compensation expense related to nonvested awards not yet recognized was $2.2 million at December 31, 2009.  The weighted average period over which this expense is expected to be recognized is approximately 1.8 years.

       During the year ended December 31, 2009, a total of 30,416 restricted shares vested and were issued to officers of the Company.  These shares vested upon the achievement of the goals of the GEAR UP Plan.  The compensation expense relating to the vesting of the GEAR UP performance-based restricted shares of $1.4 million was recognized in 2008.

       During the year ended December 31, 2009, the Board of Directors approved a grant of 120,500 restricted shares to officers of the Company.  Excluding forfeitures, there are 119,750 restricted shares outstanding that are valued at $1.9 million.  The shares vest at a rate of 29,938 shares per year over the four years following the grant date and were subject to certain performance-based goals that were established and achieved for 2009.  Due to the achievement of the 2009 performance goals, 29,938 restricted shares vested and were issued to officers of the Company on February 10, 2010.

       On January 4, 2010, 91,000 restricted shares vested and were issued to officers of the Company.  These shares were granted to the officers of the Company in January 2003 and vested seven years from the grant date.

       General and Administrative Expense.  General and administrative expense decreased $3.6 million from $9.7 million in 2008 to $6.1 million in 2009 and is primarily attributable to decreased personnel costs and professional fees.  Additionally, 2008 included $1.4 million in expense associated with the vesting of the GEAR UP performance-based restricted stock.

       Gain on Sale of Real Estate Investment and Involuntary Conversions.  For the year ended December 31, 2009, the Company recorded a net gain on the sale of real estate of $470,000 related to the sale of two office properties and a gain on involuntary conversion of $823,000 related to assets damaged by Hurricane Ike.  For the year ended December 31, 2008, the Company recorded a $22.6 million gain on the sale of three office properties. This gain has been classified as a gain on sale of real estate from discontinued operations.

       Impairment Loss on Real Estate and Investments in Unconsolidated Joint Ventures.  During the fourth quarter of 2009, the Company recognized a non-cash other-than-temporary impairment loss of $8.8 million in connection with the valuation of the Company's investments in RubiconPark I, LLC and RubiconPark II, LLC.  The impairment is principally due to two customers totaling over 120,000 square feet in the office properties that are unable to meet their rent obligations due to financial difficulty. Of the total square footage, 90,000 square feet has been vacated and another 30,000 square feet is expected to be vacated during 2010.  Additionally, on January 20, 2010, the Company's joint venture partner, Rubicon U.S. REIT, filed for Chapter 11 bankruptcy protection, rendering our partner unable to support their continuing share of the joint venture obligations.  During the year ended December 31, 2008, the Company recognized an impairment loss of $2.5 million on two office properties and 12 acres of land in New Orleans, Louisiana.

       Interest Expense.  Interest expense, including amortization, decreased $3.7 million or 6.3% for the year ended December 31, 2009 compared to the same period for 2008 and is comprised of the following (in thousands):

	Year Ended December 31
			Increase	%
	2009	2008	(Decrease)	Change
Interest expense:
Mortgage interest expense	$47,831	$47,406	$425	0.9%
Bank line interest expense	5,543	10,196	(4,653)	-45.6%
Debt prepayment expense	-	13	(13)	-100.0%
Mortgage loan cost amortization	1,291	1,115	176	15.8%
Bank loan cost amortization	1,028	696	332	47.7%

Total interest expense	$55,693	$59,426	$(3,733)	-6.3%

       Mortgage interest expense increased $425,000 or 0.9% for the year ended December 31, 2009 compared to the same period for 2008 and is due to the net effect of new loans placed in 2008 and 2009, the refinancing of one loan in 2008, and the early extinguishment of three mortgages in 2008 and one mortgage in 2009.  Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Mortgage Notes Payable," includes a discussion of mortgages placed and extinguished in 2009.  The average interest rate on mortgage notes payable at December 31, 2009 and 2008 was 5.6% and 5.5%, respectively.

       Bank line interest expense decreased $4.7 million or 45.6% for the year ended December 31, 2009 compared to the same period for 2008.  The change is primarily due to a decrease in average borrowings of $87.0 million for the year ended December 31, 2009 compared to the year ended December 31, 2008, and a decrease in average interest rate from 4.8% for the year ended December 31, 2008 to 4.3% for the year ended December 31, 2009.  The decrease in average borrowings is primarily attributable to proceeds received from the Company's April 2009 $84.5 million common stock offering.

       Discontinued Operations.  Discontinued operations is comprised of the following for the years ended December 31, 2009 and 2008 (in thousands):

	Year Ended December 31
			Increase	%
	2009	2008	(Decrease)	Change
Discontinued operations:
Loss from discontinued operations	$-	$(795)	$795	-100.0%
Gain on sale of real estate
from discontinued operations	-	22,588	(22,588)	-100.0%

Total discontinued operations	$-	$21,793	$(21,793)	-100.0%

       The gains and all current and prior period income from the following office property dispositions are included in discontinued operations for the years ended December 31, 2009 and 2008 (in thousands):

		Square	Date of	Net Sales	Net Book Value	Gain
Office Property	Location	Feet	Sale	Price	of Real Estate	on Sale

Town Point Center	Norfolk, Virginia	131	07/15/08	$ 12,180	$ 10,621	$ 1,559
Wachovia Plaza	St. Petersburg, Florida	186	08/18/08	25,492	16,154	9,338
Capitol Center	Columbia, South Carolina	460	09/05/08	46,792	35,101	11,691
2008 Dispositions		777		$ 84,464	$ 61,876	$ 22,588

Comments are for the year ended December 31, 2008 compared to the year ended December 31, 2007.

       Net income available to common stockholders for the year ended December 31, 2008, was $4.5 million ($0.30 per basic common share) as compared to net income available to common stockholders of $14.9 million ($0.96 per basic common share) for the year ended December 31, 2007.  The primary reasons for the $10.4 million decrease in net income available to common stockholders for the year ended December 31, 2008 compared to the year ended December 31, 2007 relates to an increase in interest expense and general administrative expense.  The explanation for the increase in these expenses as well as variances for other income and expense items that comprise net income available to common stockholders is discussed in detail below.

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

       The following table represents revenue from office and parking properties for the years ended December 31, 2008 and 2007 (in thousands):

	Year Ended December 31
			Increase	%
	2008	2007	(Decrease)	Change
Revenue from office and parking properties:
Same-store properties	$234,819	$228,807	$6,012	2.6%
Properties acquired in 2007	3,797	423	3,374	797.6%
Properties acquired in 2008	24,704	-	24,704	0.0%
Office property development	166	-	166	0.0%
Properties disposed	(11)	4,074	(4,085)	-100.3%
Total revenue from office and
parking properties	$263,475	$233,304	$30,171	12.9%

       Revenue from office and parking properties for same-store properties increased $6.0 million or 2.6% for the year ended December 31, 2008 compared to the same period for 2007.  The primary reason for the increase is due to an increase in lease termination fee income of $1.7 million, an increase in expense reimbursement income as a result of higher operating expenses and an increase in same-store average rental rates for same-store properties for the year ended December 31, 2008 compared to December 31, 2007.  Same-store rental rates increased 2.5% for the year ended December 31, 2008 compared to the same period of 2007.

       The following table represents property operating expenses for the years ended December 31, 2008 and 2007 (in thousands):

	Year Ended December 31
			Increase	%
	2008	2007	(Decrease)	Change
Property operating expenses:
Same-store properties	$112,184	$105,606	$6,578	6.2%
Properties acquired in 2007	2,023	194	1,829	942.8%
Properties acquired in 2008	11,795	-	11,795	0.0%
Office property development	183	93	90	96.8%
Properties disposed	(16)	2,097	(2,113)	-100.8%
Total property
operating expenses	$126,169	$107,990	$18,179	16.8%

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

       Share-Based Compensation Expense.  Share-based compensation expense of $2.3 million and $1.5 million was recognized for the years ended December 31, 2008 and 2007, respectively.  Total compensation expense related to nonvested awards not yet recognized was $3.1 million at December 31, 2008.  The weighted average period over which this expense is expected to be recognized is approximately 2.2 years.  Total compensation expense associated with shares that vest based on the Company meeting the goals of the GEAR UP Plan was $1.4 million and was recorded in 2008.

       During the year ended December 31, 2008, the Board of Directors approved the grant of 38,017 restricted shares to officers of the Company.  The shares were valued at $1.2 million and 36,975 shares will vest four years from grant date and 1,042 shares vested upon the achievement of the cumulative goals of the GEAR UP Plan, which ended December 31, 2008.  Compensation expense was recorded on the shares that vested on performance conditions in 2008 when the Company determined that it was probable that the goal would be achieved.

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

       Gain on Sale of Real Estate and Impairment Loss on Real Estate.  For the year ended December 31, 2008, the Company recorded a $22.6 million gain on the sale of three office properties. This gain has been classified as a gain on sale of real estate from discontinued operations.  The Company also recognized an impairment loss of $2.5 million on two office properties and 12 acres of land in New Orleans, Louisiana during 2008.  For the year ended December 31, 2007, Parkway recorded a gain on the sale of two office properties in Knoxville, Tennessee in the amount of $20.3 million.

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

       Discontinued Operations.  Discontinued operations is comprised of the following for the years ended December 31, 2008 and 2007 (in thousands):

	Year Ended December 31
			Increase	%
	2008	2007	(Decrease)	Change
Discontinued operations:
Income (loss) from discontinued operations	$(795)	$2,473	$(3,268)	-132.1%
Gain on sale of real estate
from discontinued operations	22,588	-	22,588	0.0%

Total discontinued operations	$21,793	$2,473	$19,320	781.2%

       The gains and all current and prior period income from the following office property dispositions are included in discontinued operations for the years ended December 31, 2008 and 2007 (in thousands):

		Square	Date of	Net Sales	Net Book Value	Gain
Office Property	Location	Feet	Sale	Price	of Real Estate	on Sale

Town Point Center	Norfolk, Virginia	131	07/15/08	$12,180	$10,621	$1,559
Wachovia Plaza	St. Petersburg, Florida	186	08/18/08	25,492	16,154	9,338
Capitol Center	Columbia, South Carolina	460	09/05/08	46,792	35,101	11,691
2008 Dispositions		777		$84,464	$61,876	$22,588

Liquidity and Capital Resources

       Statement of Cash Flows.   Cash and cash equivalents were $20.7 million and $15.3 million at December 31, 2009 and December 31, 2008, respectively.  Cash flows provided by operating activities for the year ended December 31, 2009 were $69.9 million compared to $62.8 million for the same period of 2008.  The change in cash flows from operating activities is primarily attributable to the effect of the timing of receipt of revenues and payment of expenses.

       Cash used in investing activities was $15.2 million for the year ended December 31, 2009 compared to $204.9 million for the same period of 2008.  The decrease in cash used by investing activities of $189.7 million is primarily due to the net effect of office property purchases in 2008 and reduced development costs in 2009, offset by the impact of increased property sales in 2008.

       Cash used in financing activities was $49.4 million for the year ended December 31, 2009 compared to cash provided by financing activities of $146.1 million for the same period of 2008.  The decrease in cash provided by financing activities of $195.5 million is primarily due to additional mortgage placements in 2008 and contributions from noncontrolling interest partners to fund office property purchases in 2008, offset by proceeds received from the common stock offering in 2009.

       Liquidity.   The Company plans to continue pursuing the acquisition of additional investments that meet the Company's investment criteria and intends to use its line of credit, proceeds from the refinancing of mortgages, proceeds from the sale of non-strategic assets, proceeds from the sale of portions of owned assets through joint ventures, possible sales of securities and cash balances to fund those acquisitions.

       The Company's cash flows are exposed to interest rate changes primarily as a result of its lines of credit used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations.  The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  To achieve its objectives, the Company borrows at fixed rates, but also utilizes an unsecured revolving credit facility, an unsecured term-loan and an unsecured line of credit (collectively, the "Company's line of credit").

       The Company's line of credit allows Parkway to borrow up to a combined $311.0 million and it matures in April 2011.  At December 31, 2009, the Company had a total of $100.0 million outstanding under its line of credit.  At December 31, 2009, the following amounts were outstanding under the Company's line of credit (in thousands):

		Interest		Outstanding
Line of Credit	Lender	Rate	Maturity	Balance
$15.0 Million Unsecured Line of Credit (1)	PNC Bank	-	04/27/11	$ -
$236.0 Million Unsecured Line of Credit (2)	Wells Fargo	4.8%	04/27/11	40,000
$60.0 Million Unsecured Term Loan (3)	Wells Fargo	4.8%	04/27/11	60,000
		4.8%		$ 100,000

(1)     The interest rate on the $15.0 million unsecured line of credit with PNC Bank is currently LIBOR plus 200 basis points. The Company pays fees on the unused portion of the line of 25 basis points.

(2)     The $236.0 million unsecured line of credit is led by Wells Fargo and syndicated to eight other banks.  The interest rate on the line of credit is currently LIBOR plus 115 basis points or the Prime interest rate plus 25 basis points.  At December 31, 2009, all amounts outstanding under the line of credit are fixed by an interest rate swap agreement.  The Company pays an annual administration fee of $35,000 and fees on the unused portion of the revolver ranging between 12.5 and 20 basis points based upon overall Company leverage, with the rate set at 20 basis points at December 31, 2009.

(3)     The $60.0 million unsecured term loan is led by Wells Fargo and syndicated to eight other banks.  The interest rate on the term loan is fixed by an interest rate swap agreement.  Excluding the interest rate swap agreement, the interest rate on the term loan is LIBOR plus 115 basis points.

       To protect against the potential for rapidly rising interest rates, the Company entered into interest rate swap agreements in 2008.  The Company designated the swaps as hedges of the variable interest rates on the Company's borrowings under the Wells Fargo unsecured revolving credit facility and a portion of the debt placed on the Pinnacle at Jackson Place.  These swaps are considered to be fully effective and changes in the fair value of the swaps are recognized in accumulated other comprehensive income (loss).  The Company's interest rate hedge contracts at December 31, 2009 and 2008 are summarized as follows (in thousands):

						Fair
						Market Value
	Balance					Liability
Type of	Sheet	Notional	Maturity		Fixed	December 31
Hedge	Location	Amount	Date	Reference Rate	Rate	2009	2008
Swap	Accounts Payable and Other Liabilities	$100,000	03/31/11	1 - Month LIBOR	4.785%	$(3,585)	$(5,262)
Swap	Accounts Payable and Other Liabilities	$23,500	12/01/14	1 - Month LIBOR	5.800%	(1,307)	(2,466)
						$(4,892)	$(7,728)

      At December 31, 2009, the Company had $852.7 million in mortgage notes payable with an average interest rate of 5.6% secured by office properties, and $100.0 million drawn under its line of credit.  Parkway's pro rata share of unconsolidated joint venture debt was $2.5 million with an average interest rate of 5.8% at December 31, 2009.  During the fourth quarter of 2009, the Company fully reserved its investment in the RubiconPark I, LLC joint venture.  The Company's investment includes a 13.85% interest in a non-recourse first mortgage, or $7.1 million, which is not reflected in Parkway's share of unconsolidated joint venture debt as a result of this write-off.

       The Company monitors the total debt to total asset value ratio as defined in the loan agreements for the $311.0 million unsecured line of credit.  In addition to the total debt to total asset value ratio, the Company also monitors interest, fixed charge and modified fixed charge coverage ratios as well as the debt to EBITDA multiple.  The interest coverage ratio is computed by comparing the cash interest accrued to EBITDA.  This ratio for the years ended December 31, 2009 and 2008 was 2.78 and 2.41 times, respectively.  The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA.  This ratio for the years ended December 31, 2009 and 2008 was 1.95 and 1.75 times, respectively.   The modified fixed charge coverage ratio is computed by comparing the cash interest accrued and preferred dividends paid to EBITDA.  This ratio for the years ended December 31, 2009 and 2008 was 2.49 and 2.20 times, respectively.  The debt to EBITDA multiple is computed by comparing Parkway's share of total debt to EBITDA for a trailing 12-month period.  The debt to EBITDA multiple for the years ended December 31, 2009 and 2008 was 6.4 times and 7.3 times, respectively.  Management believes the total debt to total asset value, interest coverage, fixed charge coverage and modified fixed charge coverage ratios as well as the debt to EBITDA multiple provide useful information on total debt levels as well as the Company's ability to cover interest, principal and/or preferred dividend payments with current income.

       The table below presents the principal payments due and weighted average interest rates for the mortgage notes payable at December 31, 2009.

		Total		Recurring
	Average	Mortgage	Balloon	Principal
	Interest Rate	Maturities	Payments	Amortization
2010	5.6%	$139,968	$126,411	$13,557
2011	5.8%	112,942	102,694	10,248
2012	6.0%	65,242	56,738	8,504
2013	6.0%	8,651	-	8,651
2014	6.0%	9,211	-	9,211
Thereafter	5.4%	516,686	486,127	30,559
		$852,700	$771,970	$80,730
Fair Value at 12/31/09		$795,892

       On February 20, 2009, the Company sold Lynnwood Plaza, an 82,000 square foot office property located in Hampton Roads, Virginia, for a gross sales price of $7.8 million. Parkway received net cash proceeds from the sale of $7.1 million, which were used to reduce amounts outstanding under the Company's line of credit.

       On February 27, 2009, the Company paid off the mortgage note payable secured by 1717 St. James, 5300 Memorial and Town and Country office buildings in Houston, Texas, with a total principal balance of $21.8 million with advances under the Company's line of credit. The mortgage had an interest rate of 4.83% and was scheduled to mature on March 1, 2009. The mortgage represented the Company's only outstanding maturity in 2009.

       On April 28, 2009, the Company sold 6.25 million shares of common stock to UBS Investment Bank at a gross offering price of $13.71 per share and a net price of $13.56 per share. The Company used the net proceeds of $84.5 million to reduce outstanding borrowings under the Company's line of credit and for general corporate purposes.

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

       On December 23, 2009, the Company entered into agreements under which it may issue up to $75.0 million in common stock in an at the market ("ATM") offering with Wells Fargo Securities, Bank of America/Merrill Lynch, J.P. Morgan and Morgan Keegan and Company, Inc. Any proceeds from the ATM offering will be utilized for general corporate purposes, including acquisitions. There were no shares issued under the ATM offering at December 31, 2009.

       On February 8, 2010, the Company completed a $35.0 million non-recourse, fixed-rate first mortgage loan related to the refinance of a $60.0 million recourse mortgage that was scheduled to mature in May 2010.  The loan bears interest at 7.25% and is secured by the Company's Capital City Plaza building in Atlanta, Georgia.  The loan will mature in March 2017 and includes the option to be prepaid at the end of five years at a cost of 1% of the outstanding loan balance.  The Company used its existing line of credit to pay the $25.0 million difference on the maturing loan.

       The Company has $66.4 million in remaining debt maturities for 2010, and the Company plans to refinance this debt with non-recourse first mortgages.  Additionally, the Company's existing line of credit capacity could be utilized to pay such debt maturities.

       The Company presently has plans to make recurring capital improvements to its office properties in 2010 of approximately $45.0 to $50.0 million on a consolidated basis, with approximately $38.0 million to $43.0 million representing Parkway's proportionate share of recurring capital improvements.  These costs include tenant improvements, leasing costs and recurring building improvements.  Additionally, the Company plans to make improvements related to upgrades on properties acquired in recent years that were anticipated at the time of purchase and major renovations that are nonrecurring in nature to office properties in 2010 of approximately $4.0 million to $6.0 million.  All such improvements are expected to be financed by cash flow from the properties, capital expenditure escrow accounts, advances from the Company's line of credit and contributions from partners.

     In the budgeting and planning process for 2010, the Company contemplated its overall capital needs and the opportunities that are anticipated over the next few years in light of the sources of capital that are available to us.  The Company thinks it is advisable to make more discretionary capital available to the Company at this point in the cycle for acquisition opportunities, both on behalf of Texas Fund II and other opportunities that may arise outside of the fund.  This led to the decision to raise an additional $22 million per annum in capital by reducing the common stock dividend to $0.30 per share per annum, which approximates projected 2010 taxable income. Many factors weighed into the Company's decision to make this large dividend adjustment.  First, the increased costs associated with leasing the Company's existing and future vacancies during this recessionary cycle; second, the desire to further improve the balance sheet to meet capital structure goals set out in early 2009; third, to make available additional capital for the investments the Company is now seeing in the market place for Texas Fund II; and finally, to give the Company more discretionary capital available at this point in the cycle for acquisition opportunities that might be seen outside of Texas Fund II.

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

Off-Balance Sheet Arrangements

       At December 31, 2009, the Company was invested in four unconsolidated joint ventures with unrelated investors. These joint ventures are accounted for using the equity method of accounting, as Parkway does not control, but has the ability to significantly influence the operations of the joint ventures and is not the primary beneficiary. As a result, the assets and liabilities of the joint ventures are not included in Parkway's consolidated balance sheet.  Information relating to the unconsolidated joint ventures at December 31, 2009 is detailed below.

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

       At December 31, 2009, the Company's investment in unconsolidated joint ventures was $2.5 million, or 0.2% of total assets.

       During the fourth quarter of 2009, the Company recognized a non-cash other-than-temporary impairment loss of $8.8 million in connection with the valuation of the Company's investments in RubiconPark I, LLC and RubiconPark II, LLC.  The impairment is principally due to two customers totaling over 120,000 square feet in the office properties that are unable to meet their rent obligations due to financial difficulty.  Of the total square footage 90,000 square feet has been vacated and another 30,000 square feet is expected to be vacated during 2010.  Additionally, on January 20, 2010, the Company's joint venture partner, Rubicon U.S. REIT, filed for Chapter 11 bankruptcy protection, rendering our partner unable to support their continuing share of the joint venture obligations.

Contractual Obligations

       We have contractual obligations including mortgage notes payable and lease obligations.  The table below presents total payments due under specified contractual obligations by year through maturity at December 31, 2009 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	2010	2011	2012	2013	2014	Thereafter
Long-Term Debt	$1,183,698	$190,750	$253,914	$99,730	$40,678	$67,273	$531,353
Capital Lease Obligations	6,855	198	198	191	171	136	5,961
Operating Leases	796	499	288	9	-	-	-
Purchase Obligations	29,750	18,297	5,639	481	481	1,861	2,991
Ground Lease Payments	15,583	187	187	187	187	187	14,648
Total	$1,236,682	$209,931	$260,226	$100,598	$41,517	$69,457	$554,953

      The amounts presented above for long-term debt and capital lease obligations include principal and interest payments.  The amounts presented for purchase obligations represent the remaining tenant improvement allowances and lease inducement costs for leases in place and commitments for building improvements at December 31, 2009.

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

       Parkway has a 30% ownership interest in Texas Teachers Fund II and acts as the general partner.  Texas Teachers Fund II will be capitalized with approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt.  Parkway's share of the equity capital for the fund will be $112.5 million.  Parkway has four years from the inception date, or through May 2012, of Texas Teachers Fund II to identify and acquire properties, with funds contributed as needed to purchase office investments.

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

           (5)  Allowance for doubtful accounts.

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

       We classify certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions to close in the next twelve months.  We consider an office property as held for sale once we have executed a contract for sale, allowed the buyer to complete its due diligence review and received substantial non-refundable deposit.  Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer's obligation to perform have been satisfied, we do not consider a sale to be probable.  When the Company identifies an asset as held for sale, we estimate the net realizable value of such asset and discontinue recording depreciation on the asset.  The Company records assets held for sale at the lower of carrying amount or fair value less cost to sell.  With respect to assets classified as held and used, we periodically review these assets to determine whether our carrying amount will be recovered.  A long-lived asset is considered impaired if its carrying value exceeds the estimated fair value.  Fair value is based on the estimated and realizable contract sales price (if available) for the asset less estimated costs to sell.  If a sales price is not available, the estimated undiscounted cash flows of the asset for the remaining useful life are used to determine if the carrying value is recoverable.  The cash flow estimates are based on assumptions about employing the asset for its remaining useful life.  Factors considered in projecting future cash flows include but are not limited to:  existing leases, future leasing and terminations, market rental rates, capital improvements, tenant improvements, leasing commissions, inflation and other known variables.  Upon impairment, the Company would recognize an impairment loss to reduce the carrying value of the long-lived asset to our estimate of its fair value.  The estimate of fair value and cash flows to be generated from properties requires us to make assumptions.  If one or more assumptions prove incorrect or if the assumptions change, the recognition of an impairment loss on one or more properties may be necessary in the future, which would result in a decrease to net income.

       In 2009, Parkway recorded non-cash other-than-temporary impairment losses totaling $8.8 million in connection with the valuation of two investments in unconsolidated joint ventures, RubiconPark I, LLC and RubiconPark II, LLC.  The impairment is principally due to two customers totaling over 120,000 square feet in the office properties that are unable to meet their rent obligations due to financial difficulty.  Of the total square footage, 90,000 square feet has been vacated and another 30,000 square feet is expected to be vacated during 2010.  Additionally, on January 20, 2010, the Company's joint venture partner, Rubicon U.S. REIT, filed for Chapter 11 bankruptcy protection, rendering our partner unable to support their continuing share of the joint venture obligations.  In 2008, Parkway recorded an impairment loss of two contracted office property sales in the amount of $1.8 million, and an impairment loss on 12 acres of land in New Orleans, Louisiana in the amount of $717,000.

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

       Initial Recognition, Measurement and Allocation of the Cost of Real Estate Acquired.  Parkway accounts for its acquisitions of real estate by allocating the fair value of real estate to acquired tangible assets, consisting of land, building, garage, building improvements and tenant improvements, identified intangible assets and liabilities, consisting of the value of above and below market debt assumed with the acquisition.

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

Recent Accounting Pronouncements

      Effective January 1, 2009, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") 805, "Business Combinations" ("FASB ASC 805"), which expands the scope of previous accounting guidance regarding business combinations to include all transactions and other events in which one entity obtains control over one or more other businesses. FASB ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, requires that the acquisition related transaction costs be expensed as incurred and also includes new disclosure requirements. The impact of FASB ASC 805 on the Company's overall financial position and results of operations will be determined by the markets in which the Company invests. At December 31, 2009, the application of FASB ASC 805 had not impacted the Company's overall financial position or results of operations.

       Effective January 1, 2009, the Company adopted FASB ASC 810-10-65, "Noncontrolling Interests in Consolidated Financial Statements" ("FASB ASC 810-10-65"). FASB ASC 810-10-65 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FASB ASC 810-10-65 also amends certain consolidation procedures for consistency with the requirements of FASB ASC 805. FASB ASC 810-10-65 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Upon adoption of FASB ASC 810-10-65, the Company reclassified its noncontrolling interest in real estate partnerships from noncontrolling interest to equity in the accompanying December 31, 2009 and December 31, 2008 consolidated balance sheets. In addition, the Company has separately disclosed the amount of consolidated net loss attributable to the Company and its noncontrolling interest in consolidated real estate partnerships in the accompanying December 31, 2009, 2008, and 2007 consolidated statements of income.

       Effective January 1, 2009, the Company adopted FASB ASC 815-10-65, "Disclosures about Derivative Instruments and Hedging Activities" ("FASB ASC 815-10-65"). FASB ASC 815-10-65 requires all entities with derivative instruments to disclose information regarding how and why the entity uses derivative instruments and how derivative instruments and related hedged items affect the entity's financial position, financial performance, and cash flows. The Statement is effective prospectively for periods beginning on or after November 15, 2008. The application of FASB ASC 815-10-65 did not have a material impact on the Company's overall financial position and results of operations upon adoption.

       Effective January 1, 2009, the Company adopted FASB ASC 323-10, "Equity Method Investment Accounting Considerations" ("FASB ASC 323-10"), which applies to all investments accounted for under the equity method and clarifies the accounting for certain transactions and impairment considerations involving those investments. FASB ASC 323-10 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The application of FASB ASC 323-10 did not have a material impact on the Company's overall financial position and results of operation upon its adoption.

       During the second quarter of 2009, the Company adopted FASB ASC 825-10-65, "Interim Disclosures about Fair Value of Financial Instruments" ("FASB ASC 825-10-65"), which requires fair value disclosures for financial instruments that are not reflected in the Consolidated Balance Sheets at fair value.  Prior to the issuance of FASB ASC 825-10-65, the fair values of those assets and liabilities were disclosed annually.  Upon adoption of FASB ASC 825-10-65, the Company is now required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the consolidated balance sheets at fair value.

       During the second quarter of 2009, the Company adopted FASB ASC 855, "Subsequent Events" ("FASB ASC 855"), which establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  FASB ASC 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  The adoption of FASB ASC 855 did not have a material impact on the Company's overall financial position and results of operations.

       In June 2009, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 166, "Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140" ("SFAS No. 166") which amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," by: eliminating the concept of a qualifying special-purpose entity ("QSPE"); clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale; amending and clarifying the unit of account eligible for sale accounting; and requiring that a transferor initially measure at fair value and recognize all assets obtained (for example beneficial interests) and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale.  Additionally, on and after the effective date, existing QSPEs (as defined under previous accounting standards) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance.  SFAS No. 166 requires enhanced disclosures about, among other things, a transferor's continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor's assets that continue to be reported in the consolidated balance sheets.  SFAS No. 166 will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.  The application of SFAS No. 166 in 2010 did not have a material impact on the Company's overall financial position and results of operations upon adoption.  In December 2009, the FASB issued Accounting Standards Update ("ASU") 2009-16, "Topic 860 - Transfers and Servicing", which formally codifies SFAS No. 166.

       In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS No. 167").  SFAS No 167 amends FIN 46(R), "Consolidation of Variable Interest Entities," and changes the consolidation guidance applicable to a variable interest entity ("VIE").  It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis.  The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.  This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE.  Previously, FIN 46(R) required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred.  QSPEs, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective.  SFAS No. 167 also requires enhanced disclosures about an enterprise's involvement with a VIE.  SFAS No. 167 will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.  The application of SFAS No. 167 in 2010 did not have a material impact on the Company's overall financial position and results of operations upon adoption as the Company will continue to account for its unconsolidated joint ventures under the equity method of accounting.  In December 2009, the FASB issued ASU 2009-17, "Topic 810 - Consolidations", which formally codifies SFAS No. 167.

       In June 2009, the FASB issued ASU 2009-01, "Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 - The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" ("ASU 2009-01"), which will become the source of authoritative United States GAAP recognized by the FASB to be applied by nongovernmental entities.  ASU 2009-01 brings together in one place all authoritative GAAP previously in levels A through D of the GAAP hierarchy that has been issued by a standard setter, for example, FASB Statements, FASB Interpretations, EITF Abstracts, FASB Staff Positions and AICPA Accounting and Auditing Guides.   ASU 2009-01 is effective as of the beginning of interim and annual reporting periods that begin after September 15, 2009.  At December 31, 2009, the Company has adopted ASU 2009-01.

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

       The following table presents a reconciliation of the Company's net income to FFO for the years ended December 31, 2009 and 2008 (in thousands):

Year Ended

December 31

2009

2008

Net income (loss) for Parkway Properties, Inc.

 $

(11,603)

 $

9,274

Adjustments to derive funds from operations:

Depreciation and amortization

92,726

91,716

Depreciation and amortization - discontinued operations

-

1,873

Noncontrolling interest depreciation and amortization	(20,138)	(20,644)
Adjustments for unconsolidated joint ventures	848	750

     Preferred dividends

	(4,800)	(4,800)
Gain on sale of real estate	(470)	(22,588)

Funds from operations available to common shareholders (1)

 $

56,563

 $

55,581

(1)     Funds from operations available to common shareholders for the years ended December 31, 2009 and 2008 include the following items (in thousands):

	Year Ended December 31
	2009	2008
Gain on involuntary conversion	$823	$-
Non-cash impairment losses	(8,817)	(2,542)
Non-cash purchase accounting adjustment	-	(657)
Loss on extinguishment of debt	-	(2,153)
GEAR UP restricted stock expense	-	(1,395)
Lease termination fee income	1,167	3,741

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

       At December 31, 2009, total outstanding debt was $952.7 million of which $183.5 million or 19.3% is variable rate debt.  If market rates of interest on the variable rate debt fluctuate by 10% (or approximately 40 basis points), the change in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $728,000 annually.

ITEM 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS

PARKWAY PROPERTIES, INC.:

We have audited the accompanying consolidated balance sheets of Parkway Properties, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules II, III and IV. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Parkway Properties, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note A to the consolidated financial statements, Parkway Properties, Inc. changed its method of accounting for noncontrolling interests in real estate partnerships effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Parkway Properties, Inc.'s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2010, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Jackson, Mississippi

March 5, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS PARKWAY PROPERTIES, INC.:

We have audited the accompanying consolidated statements of income, changes in equity, and cash flows for year ended December 31, 2007. Our audit also included the financial statement Schedule II listed in the index at Item 15(a) 2 for the year ended December 31, 2007. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.  We did not audit the financial statements of Parkway Properties Office Fund, LP, a consolidated joint venture, which statements reflect total assets of $276.7 million as of December 31, 2007 and total revenues of $33.5 million for the year ended December 31, 2007. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Parkway Properties Office Fund, LP, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated changes in equity, results of operations, and cash flows of Parkway Properties, Inc. for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement Schedule II, listed in the index at Item 15(a)2 for the year ended December 31, 2007 when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young, LLP

March 4, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners of
Parkway Properties Office Fund, LP:

We have audited the consolidated historical‑cost statements of operations, changes in partners' capital and cash flows of Parkway Properties Office Fund, LP (the Partnership) for the year ended December 31, 2007, not included herein. We also have audited the supplemental consolidated current-value statements of operations and changes in partners' capital of the Partnership for the year ended December 31, 2007, not included herein. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated historical-cost financial statements referred to above present fairly, in all material respects, the financial position of Parkway Properties Office Fund, LP and the results of its operations and its cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

Jackson, Mississippi

February 26, 2008

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31	December 31
	2009	2008
Assets
Real estate related investments:
Office and parking properties	$1,738,040	$1,737,549
Real estate development	609	609
Accumulated depreciation	(336,759)	(282,919)
	1,401,890	1,455,239

Land available for sale	750	750
Mortgage loan	8,126	7,519
Investment in unconsolidated joint ventures	2,512	11,057
	1,413,278	1,474,565

Rents receivable and other assets	116,437	118,512
Intangible assets, net	61,734	79,460
Cash and cash equivalents	20,697	15,318
	$1,612,146	$1,687,855

Liabilities
Notes payable to banks	$100,000	$185,940
Mortgage notes payable	852,700	869,581
Accounts payable and other liabilities	88,614	98,894
	1,041,314	1,154,415

Equity
Parkway Properties, Inc. shareholders' equity:
8.00% Series D Preferred stock, $.001 par value, 2,400,000
shares authorized, issued and outstanding	57,976	57,976
Common stock, $.001 par value, 67,600,000 shares authorized,
21,624,228 and 15,253,396 shares issued and outstanding
in 2009 and 2008, respectively	22	15
Common stock held in trust, at cost, 71,255 and 85,300
shares in 2009 and 2008, respectively	(2,399)	(2,895)
Additional paid-in capital	515,398	428,367
Accumulated other comprehensive loss	(4,892)	(7,728)
Accumulated deficit	(111,960)	(69,487)
Total Parkway Properties, Inc. shareholders' equity	454,145	406,248
Noncontrolling interest - real estate partnerships	116,687	127,192
Total equity	570,832	533,440
	$1,612,146	$1,687,855

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31
	2009	2008	2007
Revenues
Income from office and parking properties	$266,345	$263,475	$233,304
Management company income	1,870	1,936	1,605
Total revenues	268,215	265,411	234,909

Expenses
Property operating expense	128,084	126,169	107,990
Depreciation and amortization	92,726	91,716	74,379
Impairment loss on real estate	-	2,542	-
Management company expenses	2,299	1,947	1,188
General and administrative	6,108	9,725	6,602
Total expenses	229,217	232,099	190,159

Operating income	38,998	33,312	44,750

Other income and expenses
Interest and other income	1,609	1,332	526
Equity in earnings of unconsolidated joint ventures	445	894	1,008
Other-than-temporary impairment loss on investment in unconsolidated joint ventures	(8,817)	-	-
Gain on involuntary conversion	823	-	-
Gain on sale of real estate	470	-	20,307
Interest expense	(55,693)	(59,426)	(52,546)

Income (loss) on continuing operations	(22,165)	(23,888)	14,045
Discontinued operations:
Income (loss) from discontinued operations	-	(795)	2,473
Gain on sale of real estate from discontinued operations	-	22,588	-
Total discontinued operations	-	21,793	2,473

Net income (loss)	(22,165)	(2,095)	16,518
Net loss attributable to noncontrolling interest - real estate partnerships	10,562	11,369	3,174

Net income (loss) for Parkway Properties, Inc.	(11,603)	9,274	19,692
Dividends on preferred stock	(4,800)	(4,800)	(4,800)
Net income (loss) available to common stockholders	$(16,403)	$4,474	$14,892

Net income (loss) per common share attributable to Parkway Properties, Inc.
Basic:
Income (loss) from continuing operations attributable to Parkway Properties, Inc.	$(0.85)	$(1.15)	$0.80
Discontinued operations	-	1.45	0.16
Net income (loss) attributable to Parkway Properties, Inc.	$(0.85)	$0.30	$0.96

Diluted:
Income (loss) from continuing operations attributable to Parkway Properties, Inc.	$(0.85)	$(1.15)	$0.79
Discontinued operations	-	1.45	0.16
Net income (loss) attributable to Parkway Properties, Inc.	$(0.85)	$0.30	$0.95

Dividends per common share	$1.30	$2.275	$2.60

Weighted average shares outstanding:
Basic	19,304	15,023	15,482
Diluted	19,304	15,023	15,648

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share and per share data)

	Parkway Properties, Inc. Shareholders
					Accumulated		Noncontrolling
			Common	Additional	Other		Interest -
	Preferred	Common	Stock Held	Paid-In	Comprehensive	Accumulated	Real Estate	Total
	Stock	Stock	in Trust	Capital	Loss	Deficit	Partnerships	Equity
Balance at December 31, 2006
as previously reported	$57,976	$16	$(3,894)	$449,141	$828	$(13,761)	$-	$490,306
Reclassification upon the
adoption of SFAS No. 160	-	-	-	-	-	-	90,280	90,280
Balance at December 31, 2006 as presented	57,976	16	(3,894)	449,141	828	(13,761)	90,280	580,586
Comprehensive income
Net income (loss)	-	-	-	-	-	19,692	(3,174)	16,518
Change in unrealized gain on equity securities	-	-	-	-	4	-	-	4
Change in fair value of interest rate swaps	-	-	-	-	(1,190)	-	-	(1,190)
Total comprehensive income	-	-	-	-	-	-	-	15,332
Common dividends declared - $2.60 per share	-	-	-	-	-	(40,537)	-	(40,537)
Preferred dividends declared - $2.00 per share	-	-	-	-	-	(4,800)	-	(4,800)
Share-based compensation	-	-	-	1,521	-	-	-	1,521
Stock options and warrants exercised-98,356 shares	-	-	-	3,035	-	-	-	3,035
4,800 shares issued in lieu of Directors' fees	-	-	-	251	-	-	-	251
DRIP Plan-6,702 shares issued	-	-	-	363	-	-	-	363
Issuance costs from stock offering	-	-	-	(28)	-	-	-	(28)
Employee Stock Purchase Plan - 1,715 shares issued	-	-	-	75	-	-	-	75
Purchase of Company stock - 687,806 shares
of common stock	-	(1)	-	(29,137)	-	-	-	(29,138)
Distribution of 10,500 shares of common stock,
deferred compensation plan	-	-	354	-	-	-	-	354
Contribution of capital by noncontrolling interests	-	-	-	-	-	-	42,184	42,184
Distribution of capital to noncontrolling interests	-	-	-	-	-	-	(48,784)	(48,784)
Balance at December 31, 2007	57,976	15	(3,540)	425,221	(358)	(39,406)	80,506	520,414
Comprehensive loss
Net income (loss)	-	-	-	-	-	9,274	(11,369)	(2,095)
Change in fair value of interest rate swaps	-	-	-	-	(7,370)	-	-	(7,370)
Total comprehensive loss	-	-	-	-	-	-	-	(9,465)
Common dividends declared - $2.275 per share	-	-	-	-	-	(34,555)	-	(34,555)
Preferred dividends declared - $2.00 per share	-	-	-	-	-	(4,800)	-	(4,800)
Share-based compensation	-	-	-	2,276	-	-	-	2,276
Stock options and warrants exercised - 25,436 shares	-	-	-	792	-	-	-	792
3,600 shares issued in lieu of Directors' fees	-	-	-	140	-	-	-	140
Issuance costs from shelf registration	-	-	-	(52)	-	-	-	(52)
Purchase of Company stock - 447 shares withheld to
satisfy tax withholding obligation in connection with the
vesting of deferred incentive share units	-	-	-	(10)	-	-	-	(10)
Distribution of 21,000 shares of common stock, deferred
compensation plan	-	-	715	-	-	-	-	715
Contribution of 1,800 shares of common stock, deferred
compensation plan	-	-	(70)	-	-	-	-	(70)
Contribution of capital by noncontrolling interests	-	-	-	-	-	-	60,596	60,596
Distribution of capital to noncontrolling interests	-	-	-	-	-	-	(2,541)	(2,541)
Balance at December 31, 2008	57,976	15	(2,895)	428,367	(7,728)	(69,487)	127,192	533,440
Comprehensive loss
Net loss	-	-	-	-	-	(11,603)	(10,562)	(22,165)
Change in fair value of interest rate swaps	-	-	-	-	2,836	-	-	2,836
Total comprehensive loss	-	-	-	-	-	-	-	(19,329)
Common dividends declared - $1.30 per share	-	-	-	-	-	(26,070)	-	(26,070)
Preferred dividends declared - $2.00 per share	-	-	-	-	-	(4,800)	-	(4,800)
Share-based compensation	-	-	-	2,581	-	-	-	2,581
Stock offering - 6,250,000 shares of common stock	-	7	-	84,450	-	-	-	84,457
3,921 shares issued in lieu of Directors' fees	-	-	-	58	-	-	-	58
Purchase of Company stock - 3,594 and 860 shares
withheld to satisfy tax withholding obligation in
connection with vesting of restricted stock and
deferred incentive share units, respectively	-	-	-	(58)	-	-	-	(58)
Distribution of 15,125 shares of common stock, deferred
compensation plan	-	-	511	-	-	-	-	511
Contribution of 1,080 shares of common stock, deferred
compensation plan	-	-	(15)	-	-	-	-	(15)
Contribution of capital by noncontrolling interests	-	-	-	-	-	-	57	57

Balance at December 31, 2009	$57,976	$22	$(2,399)	$515,398	$(4,892)	$(111,960)	$116,687	$570,832

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31
	2009	2008	2007
Operating activities
Net income (loss)	$(11,603)	$9,274	$19,692
Adjustments to reconcile net income (loss) to cash
provided by operating activities:
Depreciation and amortization	92,726	91,716	74,379
Depreciation and amortization - discontinued operations	-	1,873	3,196
Amortization of above market leases	51	45	788
Amortization of loan costs	2,319	1,825	1,202
Amortization of mortgage loan discount	(607)	(518)	(71)
Share-based compensation expense	2,581	2,276	1,521
Operating distributions from unconsolidated
joint ventures	392	1,042	1,036
Loss allocated to noncontrolling interests	(10,562)	(11,369)	(3,172)
Net (gain) loss on real estate investments,
involuntary conversion and other assets	7,524	(20,046)	(20,307)
Equity in earnings of unconsolidated joint ventures	(445)	(894)	(1,008)
Increase in deferred leasing costs	(16,348)	(8,738)	(7,080)
Changes in operating assets and liabilities:
Change in receivables and other assets	3,678	(1,474)	(5,736)
Change in accounts payable and
other liabilities	228	(2,164)	11,491
Cash provided by operating activities	69,934	62,848	75,931

Investing activities
Investment in mortgage loan	-	-	(6,930)
Distributions from unconsolidated joint ventures	-	38	89
Investments in unconsolidated joint ventures	-	-	(75)
Reimbursements from (purchases of) real estate related investments	1,033	(229,707)	(55,428)
Proceeds from sales of real estate	15,542	84,464	56,795
Proceeds from property insurance settlement	1,984	1,200	-
Real estate development	(5,329)	(28,981)	(11,615)
Improvements to real estate related investments	(28,420)	(31,916)	(39,877)
Cash used in investing activities	(15,190)	(204,902)	(57,041)

Financing activities
Principal payments on mortgage notes payable	(35,381)	(76,620)	(41,011)
Proceeds from long-term financing	18,500	231,700	59,500
Proceeds from bank borrowings	35,742	189,452	241,126
Payments on bank borrowings	(121,682)	(215,861)	(181,921)
Redemption of subsidiary redeemable preferred membership interests	-	-	(10,741)
Debt financing costs	(406)	(2,183)	(1,688)
Stock options exercised	-	792	3,035
Purchase of Company stock	(58)	(10)	(29,138)
Dividends paid on common stock	(25,794)	(34,410)	(40,222)
Dividends paid on preferred stock	(4,800)	(4,800)	(4,800)
Contributions from noncontrolling interest partners	57	60,593	42,182
Distributions to noncontrolling interest partners	-	(2,541)	(48,784)
Employee stock purchase plan	-	-	75
Proceeds from DRIP plan	-	-	363
Proceeds/(issuance costs) from stock offerings	84,457	(52)	(28)
Cash provided by (used in) financing activities	(49,365)	146,060	(12,052)
Change in cash and cash equivalents	5,379	4,006	6,838
Cash and cash equivalents at beginning of year	15,318	11,312	4,474
Cash and cash equivalents at end of year	$20,697	$15,318	$11,312

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

NOTE A - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

       The accompanying financial statements are prepared following U.S. generally accepted accounting principles ("GAAP") and the requirements of the Securities and Exchange Commission ("SEC").

       The consolidated financial statements include the accounts of Parkway Properties, Inc. ("Parkway" or "the Company"), its wholly-owned subsidiaries and joint ventures in which the Company has a controlling interest.  The other partners' equity interests in the consolidated joint ventures are reflected as noncontrolling interests in the consolidated financial statements.  Parkway also consolidates subsidiaries where the entity is a variable interest entity ("VIE") and Parkway is the primary beneficiary and is expected to absorb a majority of the VIE's anticipated losses, receive a majority of the VIE's anticipated residual returns, or both.  All significant intercompany transactions and accounts have been eliminated in the accompanying financial statements.

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

Use of Estimates

       The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Although the Company believes the assumptions and estimates made are reasonable and appropriate, as discussed in the applicable sections throughout these consolidated financial statements, different assumptions and estimates could materially impact reported results.  The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions, therefore, changes in market conditions could impact the Company's future operating results.  The Company's most significant estimates relate to impairments on real estate and allowance for doubtful accounts.

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

Balances of major classes of depreciable assets (in thousands) and their respective estimated useful lives are:

		December 31	December 31
Asset Category	Estimated Useful Life	2009	2008
Land	Non-depreciable	$ 170,106	$ 171,367
Buildings and garages	40 years	1,280,779	1,292,415
Building improvements	7 to 40 years	116,471	108,704
Tenant improvements	Lesser of useful life or term of lease	170,684	165,063
		$ 1,738,040	$ 1,737,549

       Depreciation expense related to these assets of $67.3 million was recognized in 2009 and 2008 and $59.7 million in 2007.

       The Company evaluates its real estate assets upon occurrence of significant adverse changes in their operations to assess whether any impairment indicators are present that affect the recovery of the carrying amount.  The carrying amount includes the net book value of tangible and intangible assets.  Real estate assets are classified as held for sale or held and used.  Parkway records assets held for sale at the lower of carrying amount or fair value less cost to sell.  With respect to assets classified as held and used, Parkway recognizes an impairment loss to the extent the carrying amount is not recoverable and exceeds its fair value.  Fair value is based on the estimated and realizable contract sales price (if available) for the asset less estimated costs to sell.  If a sales price is not available, the estimated undiscounted cash flows of the asset for the remaining useful life are used to determine if the carrying value is recoverable.  The cash flow estimates are based on assumptions about employing the asset for its remaining useful life.  Factors considered in projecting future cash flows include but are not limited to:  existing leases, future leasing and terminations, market rental rates, capital improvements, tenant improvements, leasing commissions, inflation and other known variables.  This market information is considered a Level 3 input as defined by ASC 820, "Fair Value Measurements and Disclosures," ("ASC 820").  Upon impairment, Parkway recognizes an impairment loss to reduce the carrying value of the real estate asset to the estimate of its fair value.

       The Company recognizes gains from sales of real estate upon the realization at closing of the transfer of rights of ownership to the purchaser, receipt from the purchaser of an adequate cash down payment and adequate continuing investment by the purchaser.  If the requirements for recognizing gains have not been met, the sale and related costs are recorded, but the gain is deferred and recognized generally on the installment method of accounting as collections are received.

       Land available for sale (see Note E) is carried at the lower of cost or fair value less estimated cost to sell.

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

        The fair value of above or below market in-place lease values is the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and the estimated current market lease rate expected over the remaining non-cancelable life of the lease.  The capitalized above market lease values are amortized as a reduction of rental income over the remaining term of the respective leases. The capitalized below market lease values are amortized as an increase to rental income over the remaining term of the respective leases.   Total amortization for above and below market leases was a net reduction of rental income of $51,000, $45,000 and $788,000 for the years ending December 31, 2009, 2008 and 2007, respectively.

       Amortization of above and below market leases is projected as a net increase to rental income as follows for the next five years (in thousands):

Amount
2010	$304
2011	378
2012	518
2013	215
2014	77

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

       The fair value of at market in-place leases is the present value associated with re-leasing the in-place lease as if the property was vacant.  Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases.  In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods.  The value of at market in-place leases is amortized as a lease cost amortization expense over the expected life of the lease, including expected renewals.  Total amortization expense for the value of in-place leases was $14.0 million, $15.0 million and $9.0 million for the years ending December 31, 2009, 2008 and 2007, respectively.

       Amortization expense for the value of in-place leases is projected as follows for the next five years (in thousands):

Amount
2010	$9,381
2011	8,452
2012	6,205
2013	5,314
2014	4,210

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

Mortgage Loan Receivable

       Parkway records its mortgage loan receivable at the stated principal amount net any premium or discount.  At December 31, 2009 the carrying amount of the mortgage loan receivable was $8.1 million.  The Company recognizes the premium or discount over the life of the mortgage loan using the effective interest method.  Parkway evaluates the collectability of principal and interest on its mortgage loans, if circumstances warrant, to determine whether it is impaired.  A loan is impaired when based on current information and events; it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms.  When a loan is impaired, the amount of the loss accrual is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flow at the loan's effective interest rate.  No impairment loss has been recognized in connection with the mortgage loan receivable.

Investment in Unconsolidated Joint Ventures

       At December 31, 2009 and 2008, Parkway had a non-controlling interest in four unconsolidated joint ventures, which are accounted for using the equity method of accounting.  Therefore, Parkway reports its share of income and losses based on its economic interest in these entities, as measured by its ownership interest or expected cash distributions if materially different than distributions based on ownership interest.  Parkway classifies its interests as non-controlling when it holds less than a majority voting interest in the entity and does not have the sole ability, based on the terms of the joint venture agreements, to make decisions about the entities' activities regarding items such as major leases, encumbering the entities with debt, major capital expenditures and whether to dispose of the entities.

       When circumstances indicate there may have been a loss in value of an equity investment, the Company evaluates the investment for impairment by estimating its ability to recover its investment from future cash flows.  If Parkway determines the loss in value is other than temporary, the Company recognizes an impairment charge to reflect the investment at fair value.  The use of projected future cash flows and other estimates of fair value, the determination of when a loss is other than temporary, and the calculation of the amount of the loss are complex and subjective.  Use of other estimates and assumptions may result in different conclusions.  Changes in economic and operating conditions that occur subsequent to the Company's review could impact these assumptions and result in future impairment charges of our equity investments.

       In the fourth quarter of 2009, Parkway recorded non-cash other-than-temporary impairment losses totaling $8.8 million in connection with the valuation of two investments in unconsolidated joint ventures, RubiconPark I, LLC and RubiconPark II, LLC. The impairment is principally due to two customers totaling over 120,000 square feet in the office properties that are unable to meet their rent obligations due to financial difficulty.  Of the total square footage, 90,000 square feet has been vacated and another 30,000 square feet is expected to be vacated during 2010.  Additionally, on January 20, 2010, the Company's joint venture partner, Rubicon U.S. REIT, filed for Chapter 11 bankruptcy protection, rendering our partner unable to support their continuing share of the joint venture obligations.

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

Noncontrolling Interest

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

       Parkway serves as the general partner of Parkway Properties Office Fund, LP ("Ohio PERS Fund I") and provides asset management, property management, leasing and construction management services to the fund, for which it is paid market-based fees.  Cash distributions from the fund are made to each joint venture partner based on their percentage of ownership in the fund.  Since Parkway is the sole general partner and has the authority to make major decisions on behalf of the fund, Parkway is considered to have a controlling interest.  Accordingly, Parkway is required to consolidate the fund in its consolidated financial statements.  At February 15, 2008, Ohio PERS Fund I was fully invested.

       On May 14, 2008, Parkway formed Parkway Properties Office Fund II, LP ("Texas Teachers Fund II"), a $750.0 million discretionary fund with the Teacher Retirement System of Texas ("TRS"), for the purpose of acquiring high-quality multi-tenant office properties.   TRS will be a 70% investor, and Parkway will be a 30% investor in the fund, which will be capitalized with approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt.  Parkway's share of the equity contribution for the fund will be $112.5 million.  The Company intends to fund its share of equity contributions with proceeds from asset sales, line of credit advances and/or sales of equity securities.  The fund will target investments in office buildings in Houston, Austin, San Antonio, Chicago, Atlanta, Phoenix, Charlotte, Memphis, Nashville, Jacksonville, Orlando, Tampa/St. Petersburg, Ft. Lauderdale, as well as other growth markets to be determined at Parkway's discretion.

       Parkway serves as the general partner of Texas Teachers Fund II and provides asset management, property management, leasing and construction management services for the fund, for which it will be paid market-based fees.  Cash distributions from the fund will be made to each joint venture partner based on the percentage of ownership in the fund.  Since Parkway is the sole general partner and has the authority to make major decisions on behalf of the fund, Parkway is considered to have a controlling interest.  Accordingly, Parkway is required to consolidate the fund in its consolidated financial statements.  At December 31, 2009, no investments had been made on behalf of Texas Teachers Fund II.

       Noncontrolling interest in real estate partnerships represents the other partners' proportionate share of equity in the partnerships discussed above at December 31, 2009.  Income is allocated to noncontrolling interest based on the weighted average percentage ownership during the year.

Revenue Recognition

       Revenue from real estate rentals is recognized on a straight-line basis over the terms of the respective leases.  The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as straight-line rent receivable on the accompanying balance sheets.  The straight-line rent adjustment increased revenue by $6.7 million, $3.8 million and $3.2 million in 2009, 2008 and 2007, respectively.

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

Derivative Financial Instruments

       The Company recognizes all derivative instruments on the balance sheet at their fair value.  Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss), depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.  The ineffective portion of the hedge, if any, is immediately recognized in earnings.

Share-Based Compensation

       Effective January 1, 2003, the stockholders of the Company approved Parkway's 2003 Equity Incentive Plan (the "2003 Plan") that authorized the grant of up to 200,000 equity-based awards to employees of the Company.  At present, it is Parkway's intention to grant restricted shares and/or deferred incentive share units instead of stock options.  Restricted shares and deferred incentive share units are valued based on the New York Stock Exchange closing market price of Parkway common shares (NYSE ticker symbol, PKY) as of the date of grant.

       Compensation expense, including estimated forfeitures, is recognized over the expected vesting period, which is four to seven years from grant date for restricted shares subject to service conditions and four years from grant date for deferred incentive share units.  Compensation expense for restricted shares subject to performance conditions is recognized over the expected vesting period when the Company determines that it is probable that the performance condition will be achieved.

       Restricted shares and deferred incentive share units are forfeited if an employee leaves the Company before the vesting date.  Shares and/or units that are forfeited become available for future grant under the 2003 Plan.

Income Taxes

       Effective January 1, 1997, the Company elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended.  The Company completed its reorganization into the UPREIT ("Umbrella Partnership REIT") structure effective January 1, 1998. The Company anticipates that the UPREIT structure will enable it to pursue additional investment opportunities by having the ability to offer tax-advantaged operating partnership units to property owners in exchange for properties.

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

Net Income (Loss) Per Common Share

       Basic earnings per share ("EPS") are computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the year.  In arriving at net income (loss) available to common stockholders, preferred stock dividends are deducted.  Diluted EPS reflects the potential dilution that could occur if share equivalents such as employee stock options, restricted shares and deferred incentive share units were exercised or converted into common stock that then shared in the earnings of Parkway.

       The computation of diluted EPS is as follows:

	Year Ended December 31
	2009	2008	2007
	(in thousands, except per share data)
Numerator:
Basic and diluted net income (loss)
available to common stockholders	$(16,403)	$4,474	$14,892
Denominator:
Basic weighted average shares	19,304	15,023	15,482
Effect of employee stock options, deferred
incentive share units and restricted shares	-	-	166
Diluted weighted average shares	19,304	15,023	15,648
Diluted net income (loss) per share attributable to
Parkway Properties, Inc.	$(0.85)	$0.30	$0.95

       The computation of diluted EPS for 2008 and 2009 did not include the effect of employee stock options, deferred incentive share units and restricted shares because their inclusion would have been anti-dilutive.

Reclassifications

       Certain reclassifications have been made in the 2008 and 2007 consolidated financial statements to conform to the 2009 classifications with no impact on previously reported net income or equity.  In 2008, the Company reported a total impairment loss of $2.5 million in other income and expenses.  In 2009, the Company reclassified this impairment loss to expenses (included in operating income).

Subsequent Events

       The Company has evaluated all subsequent events through the issuance date of the consolidated financial statements.

Recent Accounting Pronouncements

       Effective January 1, 2009, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") 805, "Business Combinations" ("FASB ASC 805"), which expands the scope of previous accounting guidance regarding business combinations to include all transactions and other events in which one entity obtains control over one or more other businesses.  FASB ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, requires that the acquisition related transaction costs be expensed as incurred and also includes new disclosure requirements.  The impact of FASB ASC 805 on the Company's overall financial position and results of operations will be determined by the markets in which the Company invests.  At December 31, 2009 the application of FASB ASC 805 had not impacted the Company's overall financial position or results of operations.

       Effective January 1, 2009, the Company adopted FASB ASC 810-10-65, "Noncontrolling Interests in Consolidated Financial Statements" ("FASB ASC 810-10-65"). FASB ASC 810-10-65 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  FASB ASC 810-10-65 also amends certain consolidation procedures for consistency with the requirements of FASB ASC 805.  FASB ASC 810-10-65 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008.  Upon adoption of FASB ASC 810-10-65 the Company reclassified its noncontolling interest in real estate partnerships from noncontrolling interest to equity in the accompanying December 31, 2009 and December 31, 2008 consolidated balance sheets.  In addition, the Company has separately disclosed the amount of consolidated net loss attributable to the Company and its noncontrolling interest in consolidated real estate partnerships in the accompanying December 31, 2009, 2008 and 2007 consolidated statements of income.

       Effective January 1, 2009, the company adopted FASB ASC 815-10-65, "Disclosures about Derivative Instruments and Hedging Activities" ("FASB ASC 815-10-65").  FASB ASC 815-10-65 requires all entities with derivative instruments to disclose information regarding how and why the entity uses derivative instruments and how derivative instruments and related hedged items affect the entity's financial position, financial performance, and cash flows.  The Statement is effective prospectively for periods beginning on or after November 15, 2008.  The application of FASB ASC 815-10-65 did not have a material impact on the Company's overall financial position and results of operations upon adoption.

       Effective January 1, 2009, the Company adopted FASB ASC 323-10, "Equity Method Investment Accounting Considerations ("FASB ASC 323-10"), which applies to all investments accounted for under the equity method and clarifies the accounting for certain transactions and impairment considerations involving those investments.  FASB ASC 323-10 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The application of FASB ASC 323-10 did not have a material impact on the Company's overall financial position and results of operations upon its adoption.

       During the second quarter of 2009, the Company adopted FASB ASC 825-10-65, "Interim Disclosures about Fair Value of Financial Instruments ("FASB ASC 825-10-65"), which requires fair value disclosures for financial instruments that are not reflected in the consolidated balance sheets at fair value.  Prior to the issuance of FASB ASC 825-10-65, the fair values of those assets and liabilities were disclosed annually.  Upon adoption of FASB ASC 825-10-65, the Company is now required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the consolidated balance sheets at fair value.

       During the second quarter of 2009, the Company adopted FASB ASC 855, "Subsequent Events" ("FASB ASC 855"), which establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  FASB ASC 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  The adoption of FASB ASC 855 did not have a material impact on the Company's overall financial position and results of operations.

       In June 2009, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 166, "Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140" ("SFAS No. 166") which amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," by: eliminating the concept of a qualifying special-purpose entity ("QSPE"); clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale; amending and clarifying the unit of account eligible for sale accounting; and requiring that a transferor initially measure at fair value and recognize all assets obtained (for example beneficial interests) and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale.  Additionally, on and after the effective date, existing QSPEs (as defined under previous accounting standards) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance.  SFAS No. 166 requires enhanced disclosures about, among other things, a transferor's continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature of financial effect of restrictions on the transferor's assets that continue to be reported in the consolidated balance sheets.  SFAS No. 166 will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.  The application of SFAS No. 166 in 2010 did not have a material impact on the Company's overall financial position and results of operations upon adoption.  In December 2009, the FASB issued Accounting Standards Update ("ASU") 2009-16, "Topic 860 - Transfers and Servicing", which formally codifies SFAS No. 166.

        In June 2009, the FASB issued SFAS No. 167, "Amendments of FASB Interpretation No. 46(R)"  ("SFAS No. 167").  SFAS No. 167 amends FIN 46(R), "Consolidation of Variable Interest Entities," and charges the consolidation guidance applicable to a variable interest entity ("VIE").  It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis.  The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.  The standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE.  Previously, FIN 46(R) required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred.  QSPEs, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective.  SFAS No. 167 also requires enhanced disclosures about an enterprise's involvement with a VIE, SFAS No. 167 will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.  The application of SFAS No. 167 in 2010 did not have a material impact on the Company's overall financial position and results of operations upon adoption as the Company will continue to account for its unconsolidated joint ventures under the equity method of accounting.  In December 2009, the FASB issued ASU 2009-17, "Topic 810 - Consolidations", which formally codifies SFAS No. 167.

       In June 2009, the FASB issued ASU 2009-01, "Topic 105-Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 - The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" ("ASU 2009-01"), which will become the source of authoritative United States GAAP recognized by the FASB to be applied by nongovernmental entities.  ASU 2009-01 brings together in one place all authoritative GAAP previously in levels A through D of the GAAP hierarchy that has been issued by a standard setter, for example, FASB Statements, FASB Interpretations, EITF Abstracts, FASB Staff Positions and AICPA Accounting and Auditing Guides.  ASU 2009-01 is effective as of the beginning of interim and annual reporting periods that begin after September 15, 2009.  At December 31, 2009, the Company has adopted ASU 2009-01.

Unaudited Statistical Information

       The square feet and percentage leased statistics presented in Notes B, D and G are unaudited.

Note B - Investment in Office and Parking Properties

       Included in investment in office and parking properties at December 31, 2009 are 59 office and parking properties located in nine states with an aggregate of 12.4 million square feet of leasable space.  This excludes office properties in unconsolidated joint ventures, which are outlined in Note D - Investment in Unconsolidated Joint Ventures.

Summary of Dispositions

       During 2009, the Company sold two non-strategic office properties described below.  The Company received gross proceeds of $16.5 million and recorded a net gain on sale of $470,000.  Parkway Realty Services, LLC, a subsidiary of the Company was retained to provide management and leasing services for the properties.  Therefore, all revenue and expenses for these properties are included as a component of continuing operations.

•         On February 20, 2009, the Company sold Lynnwood Plaza, an 82,000 square foot office building in Hampton Roads, Virginia, to an unrelated third party for a gross sales price of $7.8 million.  Parkway recorded a loss on the sale of $70,000 in 2009.

•         On June 1, 2009, the Company sold 1717 St. James Place, a 110,000 square foot office building in Houston, Texas to an unrelated third party for a gross sales price of $8.7 million.  Parkway recorded a gain on the sale of $540,000 in 2009.

Hurricane Ike Impact

       The Company has 13 wholly-owned properties and one jointly-owned property totaling 2.3 million square feet in Houston, Texas, which sustained some property damage from Hurricane Ike on September 13, 2008.  The total damages for the 14 properties was $6.3 million.  The Company's insurance deductible related to these claims was approximately $2.2 million. Approximately $365,000 represents repair and clean up costs with the remainder representing capitalized costs.  The Company recorded a net gain of $823,000 related to an involuntary conversion of the damaged assets in 2009.

Contractual Obligations and Minimum Rental Receipts

       Obligations for tenant improvement allowances and lease inducement costs for leases in place and commitments for building improvements and development costs at December 31, 2009 are as follows (in thousands):

2010	$18,297
2011	5,639
2012	481
2013	481
2014	1,861
Thereafter	2,991
Total	$29,750

       Minimum future operating lease payments for various equipment leased at the office properties is as follows for operating leases in place at December 31, 2009 (in thousands):

2010	$499
2011	288
2012	9
Total	$796

       The following is a schedule by year of future approximate minimum rental receipts under noncancelable leases for office buildings owned at December 31, 2009 (in thousands):

2010	$192,694
2011	169,291
2012	137,704
2013	116,352
2014	89,763
Thereafter	245,368
$951,172

       The following is a schedule by year of future approximate minimum ground lease payments at December 31, 2009 (in thousands):

2010	$187
2011	187
2012	187
2013	187
2014	187
Thereafter	14,648
$15,583

       At December 31, 2009, Ohio PERS Fund I owned Desert Ridge Corporate Center in Phoenix, Arizona that is subject to a ground lease.  The lease has a remaining term of approximately 82 years with an expiration date of July 2092.  Payments through July 13, 2013 are based on a rental constant applied to a per acre value.  The rental constant is established for the duration of the ground lease and adjusts each five years.  Starting July 2013, the rental payment is the higher of the amount previously described, or 0.35% of the valuation of the improvements of the previous year.

Note C - Mortgage Loan

       The Company owns the B participation piece (the "B piece") of a first mortgage secured by an 844,000 square foot office building in Dallas, Texas known as 2100 Ross for $6.9 million.  The B piece was originated by Wachovia Bank, N.A., a Wells Fargo Company, and has a face value of $10.0 million and a stated coupon rate of 6.065%.  Upon maturity in May 2012, the Company will receive a principal payment of $10.0 million, which produces a yield to maturity of 15.6%.  The balance of the mortgage loan was $8.1 million at December 31, 2009.

Note D - Investment in Unconsolidated Joint Ventures

       In addition to the 59 office and parking properties included in the consolidated financial statements, the Company is also invested in four unconsolidated joint ventures with unrelated investors.  These investments are accounted for using the equity method of accounting, as Parkway does not control any of these joint ventures.  Accordingly, the assets and liabilities of the joint ventures are not included on Parkway's consolidated balance sheets at December 31, 2009 and 2008.  Information relating to these unconsolidated joint ventures is detailed below (in thousands):

			Parkway's	Square	Percentage
Joint Venture Entity	Property Name	Location	Ownership%	Feet	Leased
Wink-Parkway Partnership	Wink Building	New Orleans, LA	50.0%	32	7.6%
Parkway Joint Venture, LLC ("Jackson JV")	UBS/River Oaks	Jackson, MS	20.0%	167	92.9%
RubiconPark I, LLC ("Rubicon JV")	Lakewood/Falls Pointe	Atlanta, GA	20.0%	551	85.1%
	Carmel Crossing	Charlotte, NC
RubiconPark II, LLC ("Maitland JV")	Maitland 200	Orlando, FL	20.0%	205	100%
				955	87.1%

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

       Parkway provides management, construction and leasing service for all of the unconsolidated joint ventures except for the Wink-Parkway Partnership, and receives market-based fees for these services.  The Company recognizes its share of fees earned from unconsolidated joint ventures in management company income.

       At December 31, 2009 and 2008, the Company's investment in unconsolidated joint ventures was $2.5 million, or 0.2% of total assets and $11.1 million, or 0.7% of total assets, respectively.

       During the years ended December 31, 2009, 2008 and 2007, the Company recorded equity in earnings from unconsolidated joint ventures of $445,000, $894,000 and $1.0 million, respectively.  Additionally, during the fourth quarter of 2009, Parkway recognized a $8.8 million non-cash other-than-temporary impairment loss on its investment in the Rubicon JV and Maitland JV. The impairment is principally due to two customers totaling over 120,000 square feet in the office properties that are unable to meet their rent obligations due to financial difficulty.  Of the total square footage, 90,000 square feet has been vacated and another 30,000 square feet is expected to be vacated during 2010.  Additionally, on January 20, 2010, the Company's joint venture partner, Rubicon U.S. REIT, filed for Chapter 11 bankruptcy protection, rendering our partner unable to support their continuing share of the joint venture obligations.

In most cases the Company's share of debt related to its unconsolidated joint ventures is the same as its ownership percentage in the venture.  However, in the case of the Rubicon Joint Venture and Maitland Joint Venture, the Company's share of debt is disproportionate to its ownership percentage.  The disproportionate debt structure was created to meet the Company's partner's financing criteria.  In the Rubicon Joint Venture, Parkway owns a 20% interest in the venture but assumed 13.85% of the debt.  In the Maitland Joint Venture, the Company owns a 20% interest in the venture and assumed none of the debt. The terms related to Parkway's share of unconsolidated joint venture mortgage debt are summarized below for December 31, 2009 and 2008 (in thousands):

Parkway's Share of Unconsolidated Joint Ventures' Debt
				Parkway's	Monthly	Loan	Loan
	Type of			Share	Debt	Balance	Balance
Description	Debt Service	Interest Rate	Maturity	of Debt	Service	12/31/09	12/31/08
Wink Partnership	Amortizing	8.625%	07/01/09	50.00%	$-	$-	$34
Maitland JV (1)	Amortizing	4.390%	06/01/11	0.00%	-	-	-
Rubicon JV (1)	Amortizing	4.865%	01/01/12	13.85%	-	-	7,200
Jackson JV	Amortizing	5.840%	07/01/15	20.00%	15	2,507	2,520
					$15	2,507	$9,754
Weighted Average Interest Rate at End of Year						5.840%	5.130%

        Parkway's share of the scheduled principal payments on mortgage debt for the unconsolidated joint ventures for each of the next five years and thereafter through maturity at December 31, 2009 are as follows (in thousands):

Schedule of Mortgage Maturities by Year:	Wink Partnership	Maitland JV (1)	Rubicon JV (1)	Jackson JV	Total
2010	$-	$-	$-	$32	$32
2011	-	-	-	35	35
2012	-	-	-	37	37
2013	-	-	-	39	39
2014	-	-	-	41	41
Thereafter	-	-	-	2,323	2,323
	$-	$-	$-	$2,507	$2,507

 (1)  During the fourth quarter of 2009, Parkway recognized a $8.8 million non-cash other-than-temporary impairment loss on its investment in the Rubicon JV and Maitland JV.  Therefore, the Company has excluded its share of debt in the Rubicon JV of $7.1 million at December 31, 2009 in the schedule above.  The impairment is principally due to two customers totaling over 120,000 square feet in the office properties that are unable to meet their rent obligations due to financial difficulty.  Of the total square footage, 90,000 square feet has been vacated and another 30,000 square feet is expected to be vacated during 2010.  Additionally, on January 20, 2010, the Company's joint venture partner, Rubicon U.S. REIT, filed for Chapter 11 bankruptcy protection, rendering our partner unable to support their continuing share of the joint venture obligations.

Note E - Land Available for Sale

       At December 31, 2009 and 2008, Parkway's investment in land available for sale consisted of 12 acres of land in New Orleans, Louisiana with a book value of $750,000.

Note F - Notes Payable

Notes Payable to Banks

       At December 31, 2009, the Company had a total of $100 million outstanding under the following lines of credit (collectively, the "Company's line of credit") (in thousands):

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

(2)     The $236.0 million unsecured line of credit is led by Wells Fargo and syndicated to eight other banks.  The interest rate on the line of credit interest rate is currently LIBOR plus 115 basis points or the Prime interest rate plus 25 basis points.  At December 31, 2009, all amounts outstanding under this line of credit are fixed by an interest rate swap agreement.  The Company pays an annual administration fee of $35,000 and fees on the unused portion of the revolver ranging between 12.5 and 20 basis points based upon overall Company leverage, with the rate set at 20 basis points at December 31, 2009.

(3)     The $60.0 million unsecured term loan is led by Wells Fargo and syndicated to eight other banks.  The interest rate on the term loan is fixed by an interest rate swap agreement.  Excluding the interest rate swaps, the interest rate on the term loan is LIBOR plus 115 basis points.

       The Company's $311.0 million unsecured credit facility requires compliance with a number of restrictive financial covenants, including tangible net worth, fixed charge coverage ratio, unencumbered interest coverage ratio, total debt to total asset ratio, secured debt to total asset value ratio, secured recourse debt to total asset value ratio and unencumbered pool restrictions.  At December 31, 2009 the Company was in compliance with these financial covenants.

       To protect against the potential for rapidly rising interest rates, the Company entered into interest rate swap agreements in 2008.  The Company designated the swaps as cash flow hedges of the variable interest rates on the Company's borrowings under the Wells Fargo unsecured revolving credit facility and a portion of the debt secured by the Pinnacle at Jackson Place.  These swaps are considered to be fully effective and changes in the fair value of the swaps are recognized in accumulated other comprehensive income (loss).  The Company's interest rate hedge contracts at December 31, 2009 and 2008 are summarized as follows (in thousands):

						Fair
						Market Value
	Balance					Liability
Type of	Sheet	Notional	Maturity		Fixed	December 31
Hedge	Location	Amount	Date	Reference Rate	Rate	2009	2008
Swap	Accounts Payable and Other Liabilities	$100,000	03/31/11	1 - Month LIBOR	4.785%	$(3,585)	$(5,262)
Swap	Accounts Payable and Other Liabilities	$23,500	12/01/14	1 - Month LIBOR	5.800%	(1,307)	(2,466)
						$(4,892)	$(7,728)

Mortgage Notes Payable

       A summary of mortgage notes payable at December 31, 2009 and 2008 is as follows (in thousands):

					Net Book
					Value	Note Balance
	Variable Rate	Fixed	Monthly	Maturity	of	December 31
Office Property	12/31/09	Rate	Payment	Date	Collateral	2009	2008
Wholly-Owned
John Hancock Facility (3 properties) (1)	-	4.830%	$-	03/01/09	$-	$-	$21,866
John Hancock Facility (3 properties)	-	5.270%	112	05/01/10	20,976	17,346	17,779
Capital City Plaza (2)	1.890%	-	95	05/01/10	54,888	60,000	60,000
One Jackson Place	-	7.850%	152	10/10/10	15,135	8,526	9,635
Squaw Peak	-	4.920%	261	12/15/10	39,500	32,423	33,917
Forum I	-	5.250%	91	06/01/11	17,094	10,734	11,246
Wells Fargo	-	4.390%	53	06/01/11	11,473	8,869	9,112
233 N. Michigan	-	4.940%	763	07/11/11	145,049	91,459	95,978
Bank of America Plaza	-	7.100%	146	05/10/12	31,267	17,466	17,957
One Park 10 Plaza	-	7.100%	64	06/01/12	5,839	8,714	8,850
Teachers Insurance and	-
Annuity Association (5 properties)	-	6.210%	565	01/01/16	99,251	79,626	81,403
John Hancock Facility (2 properties) (3)	-	7.580%	130	06/01/16	20,714	18,418	-
111 East Wacker, LLC	-	6.290%	804	07/11/16	164,926	148,500	148,500
Morgan Keegan Tower	-	7.620%	163	10/01/19	27,622	13,540	14,432
Pinnacle at Jackson Place - Subordinate NMTC Loan (4)	-	3.000%	15	12/27/47	-	6,000	6,000
Pinnacle at Jackson Place - Sr NMTC Loan (4)	5.800%	-	114	12/27/47	44,214	23,501	23,501
Total Wholly-Owned			3,528		697,948	545,122	560,176

Consolidated Joint Ventures
Moore Building Associates LP	-	7.895%	124	06/01/10	18,152	10,858	11,456
Parkway Properties Office Fund, LP:
Renaissance Center	-	5.469%	97	06/01/12	32,707	16,280	16,545
Maitland 100	-	4.920%	36	10/07/12	12,798	8.820	8,820
555 Winderley Place	-	4.920%	34	10/07/12	11,284	8,340	8,340
1401 Enclave	-	5.760%	134	07/10/15	39,638	28,000	28,000
100 Ashford Center/Peachtree Ridge	-	5.606%	151	01/08/16	43,858	30,679	31,044
Gateway Center	-	5.920%	163	02/10/16	49,572	33,000	33,000
Desert Ridge Corporate Center	-	5.770%	237	02/10/16	60,682	49,200	49,200
Citicorp Plaza	-	5.530%	277	03/10/16	83,300	59,401	60,000
BellSouth Building/Centurion Centre	-	5.900%	71	06/10/16	19,575	14,400	14,400
Chatham Centre	-	5.560%	79	01/10/17	23,839	17,100	17,100
Overlook II	-	5.610%	152	03/01/17	37,986	31,500	31,500
Total Consolidated Joint Ventures			1,555		433,391	307,578	309,405

Total Secured Debt			$5,083		$1,131,339	$852,700	$869,581

(1)     On February 27, 2009, the Company paid off the mortgage note payable secured by the 1717 St. James, 5300 Memorial and Town and Country office buildings in Houston, Texas, with a total principal balance of $21.8 million with advances under the Company's line of credit.  The mortgage had an interest rate of 4.83% and was scheduled to mature March 1, 2009.

(2)     On February 8, 2010, the Company completed a $35.0 million non-recourse, fixed-rate first mortgage loan related to the refinance of a $60.0 million recourse mortgage that was scheduled to mature in May 2010.  The loan bears interest at 7.25% and is secured by the Company's Capital City Plaza building in Atlanta, Georgia.  The loan will mature in March 2017 and includes the option to be prepaid at the end of five years at a cost of 1% of the outstanding loan balance.

(3)     On May 4, 2009, the Company placed a $18.5 million seven-year non-recourse first mortgage with a fixed interest rate of 7.6% per annum, and the proceeds were used to reduce borrowings under the line of credit.  The mortgage is secured by two office buildings in Houston, Texas.

(4)     The New Markets Tax Credit loans have a stated maturity of December 27, 2047, but contain an early repayment option whereby the lender may call the loans in December 2014.  In the event the lender exercises this option, the outstanding principal balance of the loans will be reduced by $3.0 million.  Additionally, the Company has entered into an interest rate swap agreement with US Bank for a $23.5 million notional amount that fixes the 30-day LIBOR interest rate at 4.05%, which equates to a total current interest rate of 5.8%, for the period January 1, 2009, through December 1, 2014.  The swap agreement serves as a hedge of the variable interest rates on the borrowings under the Pinnacle at Jackson Place Senior New Market Tax Credits mortgage loan.  The weighted average interest rate for the total New Markets Tax Credits loans is 5.2%.

       The aggregate annual maturities of mortgage notes payable at December 31, 2009 are as follows (in thousands):

	Total		Recurring
	Mortgage	Balloon	Principal
	Maturities	Payments	Amortization
2010	$139,968	$126,411	$13,557
2011	112,942	102,694	10,248
2012	65,242	56,738	8,504
2013	8,651	-	8,651
2014	9,211	-	9,211
Thereafter	516,686	486,127	30,559
	$852,700	$771,970	$80,730

Note G - Discontinued Operations

       All current and prior period income from the following office property dispositions are included in discontinued operations for the years ended December 31, 2009, 2008 and 2007 (in thousands).

		Square	Date of	Net Sales	Net Book Value	Gain
Office Property	Location	Feet	Sale	Price	of Real Estate	on Sale

Town Point Center	Norfolk, Virginia	131	07/15/08	$ 12,180	$ 10,621	$ 1,559
Wachovia Plaza	St. Petersburg, Florida	186	08/18/08	25,492	16,154	9,338
Capitol Center	Columbia, South Carolina	460	09/05/08	46,792	35,101	11,691
2008 Dispositions		777		$ 84,464	$ 61,876	$ 22,588

       The amount of revenue and expense for these three office properties reported in discontinued operations for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

	Year Ended December 31
	2009	2008	2007
Revenues
Revenue from office and parking properties	$-	$9,049	$13,440
	-	9,049	13,440
Expenses
Office and parking properties:
Operating expense	-	4,803	6,218
Interest expense	-	3,168	1,553
Depreciation and amortization	-	1,873	3,196
	-	9,844	10,967
Income (loss) from discontinued operations	-	(795)	2,473
Gain on sale of real estate from discontinued operations	-	22,588	-
Total discontinued operations	$-	$21,793	$2,473

Note H - Income Taxes

       The Company elected to be taxed as a REIT under the Internal Revenue Code, commencing with its taxable year ended December 31, 1997.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its stockholders.  It is management's current intention to adhere to these requirements and maintain the Company's REIT status, and the Company was in compliance with all REIT requirements at December 31, 2009.  As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes currently to its stockholders.  If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes.

       In January 1998, the Company completed its reorganization into an UPREIT structure under which substantially all of the Company's real estate assets are owned by an operating partnership, Parkway Properties LP.  Presently, substantially all interests in the Operating Partnership are owned by the Company and a wholly-owned subsidiary.

       At December 31, 2009, the Company had net operating loss ("NOL") carryforwards for federal income tax purposes of $3.8 million which expire at various dates beginning in 2010 through 2018. The utilization of these NOLs can cause the Company to incur a small alternative minimum tax liability.

       The Company's income differs for income tax and financial reporting purposes principally because real estate owned has a different basis for tax and financial reporting purposes, producing different gains upon disposition and different amounts of annual depreciation.  The following reconciles GAAP net income to taxable income for the years ending December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
	Estimate	Actual	Actual
GAAP net income (loss) from REIT operations (1)	$(11,603)	$9,274	$19,692
GAAP to tax adjustments:
Depreciation and amortization	19,069	19,485	19,489
Gains and losses from capital transactions	5,487	342	(2,104)
Share-based compensation expense	2,581	2,276	1,521
Stock options exercised	-	(88)	(2,096)
Deferred compensation distributions	(446)	(1,107)	(712)
Amortization of mortgage loan discount	(607)	(519)	(103)
Other differences	215	(140)	(40)
Taxable income before adjustments	14,696	29,523	35,647
Less: NOL carryforward	-	-	-
Adjusted taxable income subject to 90% dividend requirement	$14,696	$29,523	$35,647

(1)  GAAP net income from REIT operations is net of amounts attributable to noncontrolling interest.

       The following reconciles cash dividends paid with the dividends paid deduction for the years ending December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
	Estimate	Actual	Actual
Cash dividends paid	$30,475	$38,977	$44,849
Less: Dividends on deferred compensation plan shares	(94)	(194)	(276)
Less: Dividends absorbed by current earnings and profits	(4,098)	(4,163)	(5,970)
Less: Return of capital	(11,587)	(5,097)	(2,956)
Dividends paid deduction	$14,696	$29,523	$35,647

       The following characterizes distributions paid per common share for the years ending December 31, 2009, 2008 and 2007:

	2009		2008		2007
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$0.71	54.7%	$0.844	37.1%	$1.38	53.1%
Post May 5, 2003 capital gain	0.00	0.0%	0.197	8.7%	0.38	14.6%
Unrecaptured Section 1250 gain	0.00	0.0%	0.893	39.2%	0.65	25.0%
Return of capital	0.59	45.3%	0.341	15.0%	0.19	7.3%
	$1.30	100.0%	$2.275	100.0%	$2.60	100.0%

Note I - Stock Option and Long-Term Compensation Plans

       Effective January 1, 2003, the stockholders of the Company approved the 2003 Plan that authorized the grant of up to 200,000 equity-based awards to employees of the Company.  At present, it is Parkway's intention to grant restricted shares and/or deferred incentive share units instead of stock options to employees of the Company, although the 2003 Plan authorizes various forms of incentive awards, including options.  On each July 1 beginning with July, 2004, the number of shares available under the plan will increase automatically by 0.25% of the number of shares of common stock outstanding on that date (increase of 54,053 and 38,225 shares in 2009 and 2008, respectively), provided that the number of shares available for grant under this plan and the 2001 Directors' Plan shall not exceed 11.5% of the shares outstanding (less the restricted shares issued and outstanding) plus shares issuable on the conversion of outstanding convertible debt and equity securities or the exercise of warrants or other rights to purchase common shares.  The 2003 Plan has a ten-year term.

       During the year ended December 31, 2009, a total of 30,416 restricted shares vested and were issued to officers of the Company.  These shares vested upon the achievement of the goals of the GEAR UP Plan.  The compensation expense relating to the vesting of the GEAR UP performance-based restricted shares of $1.4 million was recognized in 2008.

       During the year ended December 31, 2009, the Board of Directors approved the grant of 120,500 restricted shares to officers of the Company.  Excluding forfeitures, there are 119,750 restricted shares outstanding that are  valued at $1.9 million.  The shares vest at a rate of 29,938 shares per year over the four years following the grant date and were subject to certain performance-based goals that were established and achieved in 2009.  Due to the achievement of the 2009 performance goals, 29,938 restricted shares vested and were issued to officers of the Company on February 10, 2010.

       On January 4, 2010, 91,000 restricted shares vested and were issued to officers of the Company.  These shares were granted to the officers of the Company in January 2003 and vested seven years from the grant date.

       At December 31, 2009, a total of 308,975 shares of restricted stock have been granted to officers of the Company.  The shares are valued at $9.2 million, which equates to an average price per share of $29.94, with 99,000 shares vesting seven years from the grant date and 90,225 shares vesting four years from grant date.  The remaining 119,750 shares will vest subject to certain performance-based goals achieved in 2009 at a rate of 29,938 per year over the four years following the grant date.  The value, including estimated forfeitures, of restricted shares that vest based on service conditions will be amortized to compensation expense ratably over the vesting period for each grant of stock.  At December 31, 2009, a total of 18,055 deferred incentive share units have been granted to employees of the Company.  The deferred incentive share units are valued at $615,000, which equates to an average price per share of $34.08, and the units vest four years from grant date.  Total compensation expense related to the restricted stock and deferred incentive units of $2.6 million, $2.3 million and $1.5 million was recognized in 2009, 2008 and 2007, respectively.  Total compensation expense related to nonvested  awards not yet recognized was $2.2 million at December 31, 2009.  The weighted average period over which this expense is expected to be recognized is approximately 1.8 years.

 A summary of the Company's restricted stock and deferred incentive share unit activity under the 2003 Equity Incentive Plan is as follows:

		Weighted	Deferred	Weighted
	Restricted	Average	Incentive	Average
	Shares	Price	Share Units	Price
Outstanding at December 31, 2006	188,500	$38.60	18,806	$46.33
Granted	35,874	52.36	9,800	45.09
Vested	-	-	(2,285)	44.84
Forfeited	(3,375)	46.14	(4,486)	46.15
Outstanding at December 31, 2007	220,999	40.72	21,835	45.96
Granted	38,017	32.39	6,385	15.69
Vested	-	-	(1,815)	46.72
Forfeited	(38,375)	39.54	(3,600)	44.73
Outstanding at December 31, 2008	220,641	39.49	22,805	37.62
Granted	120,500	15.77	1,500	12.69
Vested	(30,416)	43.08	(2,615)	44.61
Forfeited	(1,750)	30.85	(3,635)	39.93
Outstanding at December 31, 2009	308,975	$29.94	18,055	$34.08

       A summary of the Company's stock option activity and related information is as follows:

	1994 Stock		1991 Directors		2001 Directors
	Option Plan		Stock Option Plan		Stock Option Plan
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price
Outstanding at December 31, 2006	191,471	$30.99	33,000	$30.90	39,300	$37.28
Exercised	(69,856)	30.31	(19,500)	30.76	(9,000)	35.26
Outstanding at December 31, 2007	121,615	31.38	13,500	31.10	30,300	37.88
Exercised	(25,436)	31.15	-	-	-	-
Forfeited	(500)	33.65	(7,500)	29.94	(8,800)	35.24
Outstanding at December 31, 2008	95,679	31.43	6,000	32.56	21,500	38.96
Forfeited	(9,399)	31.10	(6,000)	32.56	(9,000)	35.26
Outstanding at December 31, 2009	86,280	$31.46	-	$-	12,500	$41.63
Vested and Exercisable at
December 31, 2009	86,280	$31.46	-	$-	12,500	$41.63

       There were no stock option exercises for the year ended December 31, 2009. The total intrinsic value of stock options exercised for the years ended December 31, 2008, and 2007 was $22,000 and $1.7 million, respectively.

       Following is a summary of the status of options outstanding at December 31, 2009:

	Outstanding and Exercisable Options
		Weighted
		Average	Weighted	Aggregate
		Remaining	Average	Intrinsic
		Contractual	Exercise	Value
Exercise Price Range	Number	Life	Price	(in thousands)
1994 Stock Option Plan
$26.18 - $31.42	53,485	0.4 years	$29.98	$-
$31.43 - $36.65	32,795	1.6 years	33.88	-
	86,280	0.9 years	$31.46	$-
2001 Directors Stock Option Plan
$36.53 - $41.89	6,000	3.4 years	$38.95	$-
$41.90 - $47.12	6,500	3.8 years	44.10	-
	12,500	3.6 years	$41.63	$-

Defined Contribution Plan

       Parkway maintains a 401(k) plan for its employees.  The Company makes matching contributions of 50% of the employee's contribution (limited to 10% of compensation as defined by the plan) and may also make annual discretionary contributions.  The Company's total expense for this plan was $443,000, $952,000 and $1.1 million for the years ending December 31, 2009, 2008 and 2007, respectively.

Note J - Commitments and Contingencies

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

Note K - Other Matters

Supplemental Profit and Loss Information

       Included in operating expenses are taxes, principally property taxes, of $40.6 million, $39.7 million and $32.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Supplemental Cash Flow Information and Schedule of Non-Cash Investing and Financing Activity

	Year Ended December 31
	2009	2008	2007
	(In thousands)
Supplemental cash flow information:
Interest paid, net of amount capitalized	$53,728	$60,919	$52,779
Supplemental schedule of non-cash investing
and financing activity:
Restricted shares and deferred incentive
share units issued (forfeited)	3,030	(201)	1,954
Shares issued in lieu of Directors' fees	58	140	251
Capital lease obligation	-	-	4,040

Rents Receivable and Other Assets

	December 31
	2009	2008
	(In thousands)

Rents receivable	$4,990	$3,858
Allowance for doubtful accounts	(2,951)	(1,122)
Straight line rent receivable	31,556	25,277
Other receivables	8,713	13,629
Lease costs (net of accumulated amortization of
$38,323 and $32,746, respectively)	42,518	37,680
Loan costs (net of accumulated amortization of
$5,966 and $4,607, respectively)	4,212	5,690
Escrow and other deposits	23,166	29,597
Prepaid items	2,034	1,479
Other assets	2,199	2,424
	$116,437	$118,512

Intangible Assets

       The following table reflects the portion of the purchase price of office properties allocated to intangible assets, as discussed in "Note A".  The portion of purchase price allocated to below market lease value and the related accumulated amortization is reflected in the Schedule of Accounts Payable and Other Liabilities within this note.

	December 31
	2009	2008
	(In thousands)

Lease in place value	$82,684	$89,364
Accumulated amortization	(35,510)	(28,172)
Above market lease value	30,982	32,983
Accumulated amortization	(16,422)	(14,715)
	$61,734	$79,460

Accounts Payable and Other Liabilities

	December 31
	2009	2008
	(In thousands)
Office property payables:
Accrued expenses and accounts payable	$13,222	$15,175
Accrued property taxes	30,636	29,447
Prepaid rents	10,807	11,226
Security deposits	4,677	4,492
Below market lease value	23,116	24,093
Accumulated amortization - below market
lease value	(14,585)	(11,906)
Capital lease obligations	3,850	3,834
Corporate payables	7,462	11,506
Deferred compensation plan liability	3,623	4,067
Dividends payable	1,200	1,200
Accrued payroll	1,489	2,395
Interest payable	3,117	3,365
	$88,614	$98,894

Common Stock

       On April 28, 2009, the Company sold 6.25 million shares of common stock to UBS Investment Bank at a gross offering price of $13.71 per share and a net price of $13.56 per share.  The Company used the net proceeds of $84.5 million to reduce outstanding borrowings under the Company's line of credit and for general corporate purposes.

       On December 23, 2009, the Company entered into agreements under which it may issue up to $75.0 million in common stock in an at the market ("ATM") offering with Wells Fargo Securities, Bank of America/Merrill Lynch, J.P. Morgan and Morgan Keegan and Company, Inc.  Any proceeds from the ATM offering will be utilized for general corporate purposes, including acquisitions.  There were no shares issued under the ATM offering at December 31, 2009.

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

       The Company declared dividends of $2.00 per share for the Series D Preferred stock for each of the three years 2009, 2008 and 2007.

       The Company's shares of Series D preferred stock are listed on the New York Stock Exchange and trade under the symbol "PKY PrD".

Note L - Fair Values of Financial Instruments

        ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also provides guidance for using fair value to measure financial assets and liabilities. The Codification requires disclosure of the level within the fair value hierarchy in which the fair value measurements fall, including measurements using quoted prices in active markets for identical assets or liabilities (Level 1), quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active (Level 2), and significant valuation assumptions that are not readily observable in the market (Level 3).

Cash and cash equivalents

       The carrying amounts for cash and cash equivalents approximated fair value at December 31, 2009 and 2008.

Mortgage loan receivable

       The Company owns the B participation piece (the "B piece") of a first mortgage secured by an 844,000 square foot office building in Dallas, Texas known as 2100 Ross, and the carrying amount of the mortgage loan was approximately $8.1 million at December 31, 2009.  The carrying amount for the mortgage loan approximated fair value at December 31, 2009.

Mortgage notes payable

       The fair value of the mortgage notes payable are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.  The aggregate fair value of the mortgage notes payable at December 31, 2009 was $795.9 million as compared to its carrying amount of $852.7 million.  The aggregate fair value of the mortgage notes payable at December 31, 2008 was $778.9 million as compared to its carrying amount of $869.6 million.

Notes payable to banks

The fair value of the Company's notes payable to banks is estimated by discounting expected cash flows at current market rates. The aggregate fair value of the notes payable to banks at December 31, 2009 was $95.8 million as compared to its carrying amount of $100.0 million. The aggregate fair value of the notes payable to banks at December 31, 2008 was $168.9 million as compared to its carrying amount of $185.9 million.

Interest rate swap agreements

       The fair value of the interest rate swaps is determined by estimating the expected cash flows over the life of the swap using the mid-market rate and price environment as of the last trading day of the reporting period.  This information is considered a Level 2 input as defined by ASC 820.  The aggregate fair value liability of the interest rate swaps at December 31, 2009 and 2008 was $4.9 million and $7.7 million, respectively.

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

       The management of the Company evaluates the performance of the reportable office segment based on funds from operations available to common shareholders ("FFO").  Management believes that FFO is an appropriate measure of performance for equity REITs and computes this measure in accordance with the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO.  Funds from operations is defined by NAREIT as net income (computed in accordance with GAAP), excluding gains or losses from sales of property and extraordinary items under GAAP, plus depreciation and amortization, and after adjustments to derive the Company's pro rata share of FFO of consolidated and unconsolidated joint ventures.  Further, the Company does not adjust FFO to eliminate the effects of non-recurring charges.  The Company believes that FFO is a meaningful supplemental measure of its operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses.  However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient.  Thus, NAREIT created FFO as a supplemental measure of operating performance for real estate investment trusts that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP.  The Company believes that the use of FFO, combined with the required GAAP presentations, has been beneficial in improving the understanding of operating results of real estate investment trusts among the investing public and making comparisons of operating results among such companies more meaningful.  FFO as reported by Parkway may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition.  Funds from operations do not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States and is not an indication of cash available to fund cash needs.  Funds from operations should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

       The following is a reconciliation of FFO and net income available to common stockholders for office properties and total consolidated entities for the years ending December 31, 2009, 2008 and 2007.  Amounts presented as "Unallocated and Other" represent primarily income and expense associated with providing management services, corporate general and administration expense, interest expense on unsecured lines of credit and preferred dividends.

	At or for the year ended December 31, 2009
	Office	Unallocated
	Properties	and Other	Consolidated
	(in thousands)

Property operating revenues (a)	$266,345	$-	$266,345
Property operating expenses (b)	(128,084)	-	(128,084)
Property net operating income from continuing operations	138,261	-	138,261

Management company income	-	1,870	1,870
Other income	-	1,609	1,609
Interest expense (c)	(49,123)	(6,570)	(55,693)
Management company expenses	-	(2,299)	(2,299)
General and administrative expenses	-	(6,108)	(6,108)
Equity in earnings of unconsolidated joint ventures	445	-	445
Adjustment for depreciation and amortization - unconsolidated joint ventures	848	-	848
Adjustment for noncontrolling interest - real estate partnerships	(9,576)	-	(9,576)
Other-than-temporary impairment loss on investment in
unconsolidated joint ventures	(8,817)	-	(8,817)
Gain on involuntary conversion	823	-	823
Dividends on preferred stock	-	(4,800)	(4,800)
Funds from operations available to common stockholders (d)	72,861	(16,298)	56,563

Depreciation and amortization	(92,726)	-	(92,726)
Depreciation and amortization - unconsolidated joint ventures	(848)	-	(848)
Depreciation and amortization - noncontrolling interest - real estate partnerships	20,138	-	20,138
Gain on sale of real estate	470	-	470
Net loss available to common stockholders	$(105)	$(16,298)	$(16,403)

Total assets	$1,597,316	$14,830	$1,612,146

Office and parking properties	$1,401,890	$-	$1,401,890

Investment in unconsolidated joint ventures	$2,512	$-	$2,512

Capital expenditures (e)	$44,768	$-	$44,768

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

(d)   For 2009, FFO includes $8.8 million of other-than-temporary losses on investments in unconsolidated joint ventures offset by lease termination fee income of $1.2 million and a non-cash gain on involuntary conversion of $823,000.

(e) Capital expenditures include building improvements, tenant improvements and deferred leasing costs.

	At or for the year ended December 31, 2008
	Office	Unallocated
	Properties	and Other	Consolidated
	(in thousands)

Property operating revenues (a)	$263,475	$-	$263,475
Property operating expenses (b)	(126,169)	-	(126,169)
Property net operating income from continuing operations	137,306	-	137,306

Management company income	-	1,936	1,936
Interest and other income	-	1,332	1,332
Interest expense (c)	(48,534)	(10,892)	(59,426)
Management company expenses	-	(1,947)	(1,947)
General and administrative expenses	-	(9,725)	(9,725)
Equity in earnings of unconsolidated joint ventures	894	-	894
Adjustment for depreciation and amortization - unconsolidated joint ventures	750	-	750
Adjustment for depreciation and amortization - discontinued operations	1,873	-	1,873
Adjustment for noncontrolling interest - real estate partnerships	(9,275)	-	(9,275)
Loss from discontinued operations	(795)	-	(795)
Impairment loss on real estate	(2,542)	-	(2,542)
Dividends on preferred stock	-	(4,800)	(4,800)
Funds from operations available to common stockholders (d)	79,677	(24,096)	55,581

Depreciation and amortization	(91,716)	-	(91,716)
Depreciation and amortization - unconsolidated joint ventures	(750)	-	(750)
Depreciation and amortization - discontinued operations	(1,873)	-	(1,873)
Depreciation and amortization - noncontrolling interest - real estate partnerships	20,644	-	20,644
Gain on sale of real estate from discontinued operations	22,588	-	22,588
Net income (loss) available to common stockholders	$28,570	$(24,096)	$4,474

Total assets	$1,671,459	$16,396	$1,687,855

Office and parking properties	$1,455,239	$-	$1,455,239

Investment in unconsolidated joint ventures	$11,057	$-	$11,057

Capital expenditures (e)	$40,654	$-	$40,654

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

(d)   For 2008, FFO includes lease termination fee income of $3.7 million, offset by a reduction for a non-cash purchase accounting adjustment in the amount of $657,000, a non-cash impairment loss on real estate of $2.5 million, restricted stock expense of $1.4 million recognized upon the Company's achievement of the GEAR UP Plan, a loss on the extinguishment of debt of $2.2 million, included as a component of discontinued operations in the accompanying consolidated statement of income, and Hurricane Ike expenses in the amount of $377,000.

(e) Capital expenditures include building improvements, tenant improvements and deferred leasing costs.

	At or for the year ended December 31, 2007
	Office	Unallocated
	Properties	and Other	Consolidated
	(in thousands)

Property operating revenues (a)	$233,304	$-	$233,304
Property operating expenses (b)	(107,990)	-	(107,990)
Property net operating income from continuing operations	125,314	-	125,314

Management company income	-	1,605	1,605
Interest and other income	-	526	526
Interest expense (c)	(41,564)	(10,982)	(52,546)
Management company expenses	-	(1,188)	(1,188)
General and administrative expenses	-	(6,602)	(6,602)
Equity in earnings of unconsolidated joint ventures	1,008	-	1,008
Adjustment for depreciation and amortization - unconsolidated joint ventures	732	-	732
Adjustment for depreciation and amortization - discontinued operations	3,196	-	3,196
Adjustment for noncontrolling interest - real estate partnerships	(7,240)	-	(7,240)
Income from discontinued operations	2,473	-	2,473
Gain on non depreciable assets	47	-	47
Dividends on preferred stock	-	(4,800)	(4,800)
Funds from operations available to common stockholders (d)	83,966	(21,441)	62,525

Depreciation and amortization	(74,379)	-	(74,379)
Depreciation and amortization - unconsolidated joint ventures	(732)	-	(732)
Depreciation and amortization - discontinued operations	(3,196)	-	(3,196)
Depreciation and amortization - noncontrolling interest - real estate partnerships	10,414	-	10,414
Gain on sale of real estate	20,260	-	20,260
Net income (loss) available to common stockholders	$36,333	$(21,441)	$14,892

Total assets	$1,520,326	$15,468	$1,535,794

Office and parking properties	$1,314,602	$-	$1,314,602

Investment in unconsolidated joint ventures	$11,236	$-	$11,236

Capital expenditures (e)	$46,957	$-	$46,957

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

Note N - Selected Quarterly Financial Data (Unaudited):

       Summarized quarterly financial data for the years ended December 31, 2009 and 2008 are as follows (in thousands, except per share data):

	2009
	First	Second	Third	Fourth

Revenues (other than gains)	$68,176	$67,247	$66,814	$65,978
Expenses	(59,573)	(55,269)	(57,361)	(57,014)
Operating income	8,603	11,978	9,453	8,964
Interest and other income	302	309	672	326
Interest expense	(14,051)	(14,050)	(13,835)	(13,757)
Equity in earnings of unconsolidated joint ventures	200	227	48	(30)
Gain (loss) on sale of joint venture interests and real estate	(70)	540	-	-
Gain on involuntary conversion	463	279	-	81
Other-than-temporary impairment loss on investment in
unconsolidated joint ventures	-	-	-	(8,817)
Net loss	(4,553)	(717)	(3,662)	(13,233)
Noncontrolling interest - real estate partnerships	3,764	1,637	2,107	3,054
Net income (loss) attributable to Parkway Properties, Inc.	(789)	920	(1,555)	(10,179)
Dividends on preferred stock	(1,200)	(1,200)	(1,200)	(1,200)
Net loss available to common stockholders	$(1,989)	$(280)	$(2,755)	$(11,379)

Net loss per common share:
Basic	$(0.13)	$(0.01)	$(0.13)	$(0.53)
Diluted	$(0.13)	$(0.01)	$(0.13)	$(0.53)
Dividends per common share	$0.325	$0.325	$0.325	$0.325
Weighted average shares outstanding:
Basic	15,043	19,457	21,313	21,315
Diluted	15,043	19,457	21,313	21,315

	2008
	First	Second	Third	Fourth
Revenues (other than gains)	$63,038	$66,156	$70,306	$65,911
Expenses	(54,148)	(56,478)	(59,537)	(61,936)
Operating income	8,890	9,678	10,769	3,975
Interest and other income	368	306	346	312
Interest expense	(15,139)	(14,972)	(14,843)	(14,472)
Equity in earnings of unconsolidated joint ventures	258	289	255	92
Loss from continuing operations	(5,623)	(4,699)	(3,473)	(10,093)
Income (loss) from discontinued operations	541	700	(2,001)	(35)
Gain on sale of real estate from discontinued operations	-	-	22,588	-
Net income (loss)	(5,082)	(3,999)	17,114	(10,128)
Noncontrolling interest - real estate partnerships	2,487	2,063	2,584	4,235
Net income (loss) for Parkway Properties, Inc.	(2,595)	(1,936)	19,698	(5,893)
Dividends on preferred stock	(1,200)	(1,200)	(1,200)	(1,200)
Net income (loss) available to common stockholders	$(3,795)	$(3,136)	$18,498	$(7,093)

Net income (loss) per common share:
Basic	$(0.25)	$(0.21)	$1.23	$(0.47)
Diluted	$(0.25)	$(0.21)	$1.23	$(0.47)
Dividends per common share	$0.65	$0.65	$0.65	$0.325
Weighted average shares outstanding:
Basic	15,003	15,024	15,031	15,033
Diluted	15,003	15,024	15,031	15,033

SCHEDULE II - VALUATIONS AND QUALIFYING ACCOUNTS

(In thousands)

	Balance	Additions	Deductions	Balance
	Beginning	Charged to	Written Off as	End
Description	of Year	Cost & Expenses	Uncollectible	of Year

Allowance for Doubtful Accounts:
Year Ended:
December 31, 2009	$1,122	$2,957	$(1,128)	$2,951
December 31, 2008	1,004	1,871	(1,753)	1,122
December 31, 2007	356	1,024	(376)	1,004

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2009 (In thousands)

		Initial Cost to the Company		Subsequent
			Building and	Capitalized	Total
Description	Encumbrances	Land	Improvements	Costs	Real Estate
Office and Parking Properties:
Arizona
Desert Ridge Corporate Center	$ 49,200	$ -	$ 60,672	$ 4,794	$ 65,466
Squaw Peak Corp Center	32,423	5,800	35,144	5,813	46,757
Mesa Corporate Center	-	3,353	15,243	898	19,494
Florida
Hillsboro Center V	10,185	1,325	12,249	3,174	16,748
Hillsboro Center I-IV	6,944	1,129	7,734	1,947	10,810
Bellsouth Building	8,027	3,477	7,836	1,678	12,991
Centurion Centre	6,373	2,951	6,022	1,112	10,085
Stein Mart Building	-	1,653	16,636	4,276	22,565
Riverplace South	-	2,316	5,412	2,379	10,107
Maitland 100	8,820	2,667	10,176	2,320	15,163
555 Winderley Place	8,340	2,100	9,470	1,431	13,001
Gateway Center	33,000	14,281	35,059	3,019	52,359
Citrus Center	-	4,000	26,712	6,813	37,525
Georgia
100 Ashford Center	15,302	6,258	15,615	2,682	24,555
Peachtree Ridge	15,377	2,203	19,551	2,099	23,853
Overlook II	31,500	5,393	33,878	2,506	41,777
Waterstone	5,905	859	7,207	2,367	10,433
Meridian	-	994	9,547	2,786	13,327
Peachtree Dunwoody Pavilion	29,165	9,373	24,579	6,109	40,061
Capital City Plaza	60,000	3,625	57,218	3,693	64,536
Illinois
Chatham Centre	17,100	3,358	20,086	4,161	27,605
Citicorp Plaza	59,401	10,010	66,452	15,148	91,610
233 North Michigan	91,459	18,181	133,554	26,323	178,058
111 East Wacker	148,500	23,286	123,804	47,704	194,794
Mississippi
One Jackson Place	8,526	1,799	19,730	10,675	32,204
City Centre	-	1,707	19,935	10,628	32,270
111 Capitol Building	-	915	10,830	6,780	18,525
The Pinnacle at Jackson Place	29,501	1,275	36,990	6,998	45,263
Parking at Jackson Place	-	-	4,129	3,537	7,666
South Carolina
Tower at 1301 Gervais	-	316	20,350	7,052	27,718
Atrium at Stoneridge	-	506	5,041	1,895	7,442
Tennessee
Renaissance Center	16,280	4,255	29,747	2,127	36,129
Forum II & III	-	2,634	13,886	3,512	20,032
Morgan Keegan Tower	13,540	-	36,549	4,258	40,807
Falls Building	-	-	7,628	2,968	10,596
Toyota Center	10,858	190	22,716	88	22,994
Toyota Garage	-	727	7,939	221	8,887
Forum I	10,734	4,737	12,484	2,440	19,661
Bank of America Plaza	17,466	1,464	28,712	10,353	40,529
Texas
1401 Enclave	28,000	5,160	36,038	1,916	43,114
One Park Ten Plaza	8,714	606	6,149	3,907	10,662
400 North Belt	-	419	9,988	3,866	14,273
Woodbranch	-	303	3,805	2,944	7,052
Sugar Grove	6,459	364	7,515	3,726	11,605
Honeywell	-	856	15,235	2,697	18,788
Schlumberger	-	1,013	11,102	4,105	16,220
One Commerce Green	19,444	489	37,307	5,284	43,080
Comerica Bank Building	13,888	1,921	21,222	3,117	26,260
550 Greens Parkway	4,982	1,006	8,061	293	9,360
5300 Memorial Building	11,748	682	11,744	2,559	14,985
Town and Country	6,670	436	8,205	3,034	11,675
Wells Fargo	8,869	2,600	8,264	2,832	13,696

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - (Continued) DECEMBER 31, 2009 (In thousands)

		Initial Cost to the Company		Subsequent
			Building and	Capitalized	Total
Description	Encumbrances	Land	Improvements	Costs	Real Estate
Office and Parking Properties:
Virginia
Greenbrier Towers I & II	-	1,157	14,857	5,478	21,492
Glen Forest	-	537	8,503	2,494	11,534
Moorefield II	-	469	4,752	991	6,212
Moorefield III	-	490	5,135	1,432	7,057
Boulders Center	-	1,265	11,825	3,469	16,559
Winchester Building	-	956	10,852	3,228	15,036
Moorefield I	-	260	3,698	1,019	4,977
	852,700	170,106	1,280,779	287,155	1,738,040
Real Estate Development:
Mississippi
Land Held for Development	-	609	-	-	609
Total Real Estate Owned	$ 852,700	$ 170,715	$ 1,280,779	$ 287,155	$ 1,738,649

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - (Continued) DECEMBER 31, 2009 (In thousands)

	Gross Amount at Which
	Carried at Close of Period
		Bldg. and		Accum.	Net Book Value	Year	Year	Depreciable
Description	Land	Imprv.	Total	Depr.	of Real Estate	Acquired	Constructed	Lives (Yrs.)
Office and Parking Properties:
Arizona
Desert Ridge Corporate Center	$ -	$ 65,466	$ 65,466	$ 4,652	$ 60,814	2008	2006/2007	(3)
Squaw Peak Corp Center	5,800	40,957	46,757	7,256	39,501	2004	1999/2000	(3)
Mesa Corporate Center	3,353	16,141	19,494	2,162	17,332	2005	2000	(3)
Florida
Hillsboro Center V	1,325	15,423	16,748	5,281	11,467	1998	1985	(3)
Hillsboro Center I-IV	1,129	9,681	10,810	3,203	7,607	1998	1985	(3)
Bellsouth Building	3,477	9,514	12,991	2,034	10,957	2006	1996	(3)
Centurion Centre	2,951	7,134	10,085	1,378	8,707	2006	1993	(3)
Stein Mart Building	1,653	20,912	22,565	4,126	18,439	2005	1985	(3)
Riverplace South	2,316	7,791	10,107	1,915	8,192	2005	1981	(3)
Maitland 100	2,667	12,496	15,163	2,302	12,861	2005	1981	(3)
555 Winderley Place	2,100	10,901	13,001	1,667	11,334	2005	1985	(3)
Gateway Center	14,281	38,078	52,359	2,677	49,682	2008	1989	(3)
Citrus Center	4,000	33,525	37,525	7,363	30,162	2003	1971	(3)
Georgia
100 Ashford Center	6,258	18,297	24,555	2,152	22,403	2006	1987	(3)
Peachtree Ridge	2,203	21,650	23,853	2,244	21,609	2006	1986	(3)
Overlook II	5,393	36,384	41,777	3,668	38,109	2006	1985	(3)
Waterstone	859	9,574	10,433	4,052	6,381	1995	1987	(3)
Meridian	994	12,333	13,327	4,518	8,809	1997	1985	(3)
Peachtree Dunwoody Pavilion	9,373	30,688	40,061	7,497	32,564	2003	1976/1980	(3)
Capital City Plaza	3,625	60,911	64,536	9,645	54,891	2004	1989	(3)
Illinois
Chatham Centre	3,358	24,247	27,605	3,668	23,937	2006	1989	(3)
Citicorp Plaza	10,010	81,600	91,610	8,257	83,353	2008	(2)1980/1982/2006	(3)
233 North Michigan	18,181	159,877	178,058	33,007	145,051	2005	1972	(3)
111 East Wacker	23,286	171,508	194,794	29,865	164,929	2006	1970	(3)
Mississippi
One Jackson Place	1,799	30,405	32,204	17,068	15,136	1986	1986	(3)
City Centre	1,707	30,563	32,270	11,699	20,571	1995	(2)1987/2005	(3)
111 Capitol Building	915	17,610	18,525	7,120	11,405	1998	1983	(3)
The Pinnacle at Jackson Place	1,275	43,988	45,263	1,685	43,578	2008	2008	(3)
Parking at Jackson Place	-	7,666	7,666	484	7,182	2007	1980	(3)
South Carolina
Tower at 1301 Gervais	316	27,402	27,718	9,257	18,461	1997	1973	(3)
Atrium at Stoneridge	506	6,936	7,442	1,107	6,335	1998	1986	(3)
Tennessee
Renaissance Center	4,255	31,874	36,129	3,330	32,799	2006	2000	(3)
Forum II & III	2,634	17,398	20,032	6,325	13,707	1997	1985	(3)
Morgan Keegan Tower	-	40,807	40,807	13,183	27,624	1997	1985	(3)
Falls Building	-	10,596	10,596	3,357	7,239	1998	(2) 1982/84/90	(3)
Toyota Center	190	22,804	22,994	5,732	17,262	2000	2000	(3)
Toyota Garage	727	8,160	8,887	2,056	6,831	2000	2000	(3)
Forum I	4,737	14,924	19,661	2,566	17,095	2005	1982	(3)
Bank of America Plaza	1,464	39,065	40,529	9,260	31,269	2001	1977	(3)
Texas
1401 Enclave	5,160	37,954	43,114	3,376	39,738	2007	1999	(3)
One Park Ten Plaza	606	10,056	10,662	4,821	5,841	1996	1982	(3)
400 North Belt	419	13,854	14,273	3,851	10,422	1996	1982	(3)
Woodbranch	303	6,749	7,052	3,105	3,947	1996	1982	(3)
Sugar Grove	364	11,241	11,605	4,432	7,173	1997	1982	(3)
Honeywell	856	17,932	18,788	5,667	13,121	1997	1983	(3)
Schlumberger	1,013	15,207	16,220	5,959	10,261	1998	1983	(3)
One Commerce Green	489	42,591	43,080	13,587	29,493	1998	1983	(3)
Comerica Bank Building	1,921	24,339	26,260	8,130	18,130	1998	1983	(3)
550 Greens Parkway	1,006	8,354	9,360	1,933	7,427	2001	1999	(3)
5300 Memorial Building	682	14,303	14,985	3,582	11,403	2002	1982	(3)
Town and Country	436	11,239	11,675	2,362	9,313	2002	1982	(3)
Wells Fargo	2,600	11,096	13,696	2,222	11,474	2003	1978	(3)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - (Continued) DECEMBER 31, 2009 (In thousands)

	Gross Amount at Which
	Carried at Close of Period
		Bldg. and		Accum.	Net Book Value	Year	Year	Depreciable
Description	Land	Imprv.	Total	Depr.	of Real Estate	Acquired	Constructed	Lives (Yrs.)
Office and Parking Properties:
Virginia
Greenbrier Towers I & II	1,157	20,335	21,492	7,001	14,491	1997	1985/87	(3)
Glen Forest	537	10,997	11,534	3,419	8,115	1998	1985	(3)
Moorefield II	469	5,743	6,212	1,789	4,423	1998	1985	(3)
Moorefield III	490	6,567	7,057	2,145	4,912	1998	1985	(3)
Boulders Center	1,265	15,294	16,559	4,412	12,147	1998	1986	(3)
Winchester Building	956	14,080	15,036	4,648	10,388	1998	1987	(3)
Moorefield I	260	4,717	4,977	1,500	3,477	1999	1984	(3)
	170,106	1,567,934	1,738,040	336,759	1,401,281
Real Estate Development:
Mississippi
Land Held for Development	609	-	609	-	609	2007	-
Total Real Estate Owned	$ 170,715	1,567,934	$ 1,738,649	$ 336,759	$ 1,401,890

(1)   The aggregate cost for federal income tax purposes was approximately $1.9 billion.

(2)   The dates of major renovations.

(3)   Depreciation of buildings and improvements is calculated over lives ranging from the life of the lease to 40 years.

NOTE TO SCHEDULE III

At December 31, 2009, 2008 and 2007

(In thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

	December 31
	2009	2008	2007
Real Estate:
Office and Parking Properties:
Balance at beginning of year	$1,738,158	$1,566,393	$1,512,104
Additions:
Acquisitions and improvements	27,370	241,851	91,261
Office property development	1,498	29,686	14,686
Cost of real estate sold or disposed	(28,377)	(99,772)	(51,658)
Balance at close of year	$1,738,649	$1,738,158	$1,566,393

Accumulated Depreciation:
Balance at beginning of year	$282,919	$251,791	$208,891
Depreciation expense	67,552	65,618	56,882
Depreciation expense - discontinued operations	-	1,653	2,072
Real estate sold or disposed	(13,712)	(36,143)	(16,054)
Balance at close of year	$336,759	$282,919	$251,791

80 of 87

SCHEDULE IV - MORTGAGE LOAN ON REAL ESTATE
DECEMBER 31, 2009
(In thousands)
Principal
Amount of
		Final	Periodic		Face	Carrying	Loan Subject to
	Interest	Maturity	Payment	Prior	Amount of	Amount of	Delinquent Principal
Description	Rate	Date	Term	Liens	Mortgage	Mortgage (3)	and Interest
2100 Ross Avenue (1)	6.065%	May 2012	Interest only (2)	None	$ 10,000	$ 8,126	$ -

(1) This is a B participation piece of first mortgage secured by an 844,000 square foot office building in Dallas, Texas.
(2) The note requires interest only payments until maturity, at which time a principal payment of $10.0 million will be due.
(3) The cost for federal tax purposes is $6.9 million.
NOTE TO SCHEDULE IV At December 31, 2009, 2008 and 2007 (In thousands)

	December 31
	2009	2008	2007
Balance at beginning of year	$7,519	$7,001	$-
Additions:
New Mortgage Loan	-	-	6,930
Amortization of discount	607	518	71
Balance at end of year	$8,126	$7,519	$7,001

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

       None.

Item 9A.  Controls and Procedures.

       The Company's management, with the participation of the Company's Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of Parkway's disclosure controls and procedures at December 31, 2009.  Based on that evaluation, the Company's Chief Executive Officer and Interim Chief Financial Officer concluded that Parkway's disclosure controls and procedures were effective at December 31, 2009.  There were no changes in the Company's internal control over financial reporting during the fourth quarter of 2009 that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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

Management's Report on Internal Control Over Financial Reporting

       The Company's management, with the participation of the Company's Chief Executive Officer and Interim Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's management has assessed the effectiveness of the Company's internal control over financial reporting at December 31, 2009.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on our assessment we have concluded that, at December 31, 2009, the Company's internal control over financial reporting is effective based on those criteria.  Our independent registered public accounting firm, KPMG LLP, has provided an audit report on the Company's internal control over financial reporting at December 31, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS

PARKWAY PROPERTIES, INC.:

We have audited Parkway Properties, Inc.'s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Parkway Properties, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Parkway Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Parkway Properties, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2009, and our report dated March 5, 2010, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Jackson, Mississippi

March 5, 2010

Item 9B.  Other Information.

       None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

       The information regarding directors is incorporated herein by reference from the section entitled "Proposal One: Election of Director  − Nominees" in the Company's definitive Proxy Statement ("2010 Proxy Statement") to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the Company's Annual Meeting of Stockholders to be held on May 13, 2010.  The 2010 Proxy Statement will be filed within 120 days after the end of the Company's fiscal year ended December 31, 2009.

       The information regarding executive officers is incorporated herein by reference from the section entitled "Proposal 1: Election of Directors − Executive Officers" in the Company's 2010 Proxy Statement.

       The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the section entitled "Proposal 1: Election of Directors − Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2010 Proxy Statement.

       Information regarding the Company's code of business conduct and ethics found in the subsection captioned "Available Information" in Item 1 of Part I hereof is also incorporated herein by reference into this Item 10.

       The information regarding the Company's audit committee, its members and the audit committee financial experts is incorporated by reference herein from the second paragraph in the section entitled "Proposal 1: Election of Directors − Board Committees and Meetings; Director Education" in the Company's 2010 Proxy Statement.

Item 11.  Executive Compensation.

       The information included under the following captions in the Company's 2010 Proxy Statement is incorporated herein by reference: "Proposal 1: Election of Directors − Compensation Discussion and Analysis, − Summary Compensation Table, − 2009 Grants of Plan-Based Awards, − Outstanding Equity Awards at 2009 Fiscal Year-End, − 2009 Option Exercises and Stock Vested, − Potential Payments upon Change in Control, − Compensation of Directors and − Compensation Committee Interlocks."  The information included under the heading "Proposal 1: Election of Directors − Compensation Committee Report" in the Company's 2010 Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the sections entitled "Security Ownership of Certain Beneficial Owners," "Proposal 1: Election of Directors − Security Ownership of Management and Directors" in the Company's 2010 Proxy Statement.

Equity Compensation Plans

       The following table sets forth the securities authorized for issuance under Parkway's equity compensation plans at December 31, 2009:

(c)
Number of securities
remaining available for
	(a)	(b)	future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a))
Equity compensation plans
approved by security
holders	116,835	$27.69	337,820

Equity compensation plans
not approved by security
holders	-	-	-

Total	116,835	$27.69	337,820

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

       The information regarding transactions with related persons and director independence is incorporated herein by reference from the sections entitled "Independence" and "Certain Transactions and Relationships" in the Company's 2010 Proxy Statement.

Item 14.  Principal Accountant Fees and Services.

       The information regarding principal auditor fees and services is incorporated herein by reference from the section entitled "Proposal 2: Ratification of Independent Accountants" in the Company's 2010 Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)   1            Consolidated Financial Statements

                      Report of Independent Registered Public Accounting Firm

                      Consolidated Balance Sheets at December 31, 2009 and 2008

                      Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007

                      Consolidated Statements of Changes in Equity for the years ended December 31, 2009, 2008 and 2007

                      Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

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

        10.12    First Amendment to Limited Partnership Agreement of Parkway Properties Office Fund, L. P. by and among, PKY Fund, LLC, Parkway Properties LP and PERS Holding Company Limited, L.L.C. (incorporated by reference to Exhibit 10.14 to the Company's Form 10-K for the year ended December 31, 2007).

        10.13    Second Amendment to Limited Partnership Agreement of Parkway Properties Office Fund, L. P. by and among, PKY Fund, LLC, Parkway Properties LP and PERS Holding Company Limited, L.L.C. (incorporated by reference to Exhibit 10.15 to the Company's Form 10-K for the year ended December 31, 2007).

        10.14    Limited Partnership Agreement of Parkway Properties Office Fund II, L.P. by and among PPOF II, LLC, Parkway Properties, LP and Teacher Retirement System of Texas (incorporated by reference to Exhibit 10 to the Company's Form 8-K filed May 19, 2008).

        10.15* Performance measures for the Company's 2010 non-equity incentive awards for executive officers of the Company (a written description thereof is set forth in Item 5.02 of the Company's Form 8-K filed February 16, 2010).

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

        10.25* Form of Change in Control Agreement with each of the Company's Executive Officers (the Change in Control Agreements are identical in substance for each of the Executive Officers, except that the Change in Control Agreements for Steven G. Rogers, William R. Flatt, James M. Ingram provide for a multiple of "2.99" in calculating the severance payment under each officer's Agreement and the Change in Control Agreement for Mandy M. Pope provides for a multiple of "2.5") (incorporated by reference to Exhibit 10 to the Company's Form 8-K filed May 8, 2008).

        10.26* Form of Incentive Restricted Share Agreement for Performance-Based Awards (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 29, 2006).

        10.27* Form of Incentive Restricted Share Agreement for Time-Based Awards (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed June 29, 2006).

        10.28* Form of Incentive Restricted Share Agreement for 2009 Long-Term Equity Compensation Program (incorporated by reference to Exhibit 10 to the Company's Form 8-K filed February 4, 2009).

10.29   Equity Distribution Agreement, dated as of December 23, 2009, among the Company, Parkway Properties LP and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.1 to the Company's Form 8-K filed December 28, 2009).

        10.30   Equity Distribution Agreement, dated as of December 23, 2009, among the Company, Parkway Properties     LP and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 1.2 to the Company's Form 8-K filed December 28, 2009).

       10.31     Equity Distribution Agreement, dated as of December 23, 2009, among the Company, Parkway Properties LP and J.P. Morgan Securities Inc (incorporated by reference to Exhibit 1.3 to the Company's Form 8-K filed December 28, 2009).

       10.32     Equity Distribution Agreement, dated as of December 23, 2009, among the Company, Parkway Properties LP and Morgan Keegan & Company, Inc (incorporated by reference to Exhibit 1.4 to the Company's Form 8-K filed December 28, 2009).

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

PARKWAY PROPERTIES, INC.
Registrant

/s/ Steven G. Rogers
Steven G. Rogers
President, Chief Executive
Officer and Director
March 5, 2010

/s/ Mandy M. Pope
Mandy M. Pope
Executive Vice President, Chief Accounting Officer
and Interim Chief Financial Officer
March 5, 2010

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Daniel P. Friedman	/s/ Steven G. Rogers
Daniel P. Friedman, Director	Steven G. Rogers
March 5, 2010	President, Chief Executive Officer and Director
March 5, 2010

/s/ Roger P. Friou
Roger P. Friou, Director	/s/ Leland R. Speed
March 5, 2010	Leland R. Speed
Chairman of the Board and Director
March 5, 2010
/s/ Michael J. Lipsey
Michael J. Lipsey, Director
March 5, 2010	/s/ Troy A. Stovall
Troy A. Stovall, Director
March 5, 2010
/s/ Brenda J. Mixson
Brenda J. Mixson, Director
March 5, 2010	/s/ Lenore M. Sullivan
Lenore M. Sullivan, Director
March 5, 2010