Form 10-Q
period 2010-03-31
PARKWAY PROPERTIES INC
filed 2010-05-10
CIK 729237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended March 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐ *   (*Registrant is not subject to the requirements of Rule 405 of Regulation S-T at this time.)

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

Yes ☐ No ☑

  21,568,931 shares of Common Stock, $.001 par value, were outstanding at April 30, 2010.

PARKWAY PROPERTIES, INC.

FORM 10-Q

TABLE OF CONTENTS

FOR THE QUARTER ENDED MARCH 31, 2010

		Page
Part I. Financial Information
Item 1.	Financial Statements

	Consolidated Balance Sheets, March 31, 2010 and December 31, 2009	3

	Consolidated Statements of Operations for the Three Months Ended
	March 31, 2010 and 2009	4

	Consolidated Statement of Changes in Equity for the Three Months Ended
	March 31, 2010	5

	Consolidated Statements of Cash Flows for the Three Months Ended
	March 31, 2010 and 2009	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

Part II. Other Information

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6.	Exhibits	30

Signatures

Authorized Signatures		31

PARKWAY PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

 (In thousands, except share and per share data)

	March 31	December 31
	2010	2009
	(Unaudited)
Assets
Real estate related investments:
Office and parking properties	$1,729,110	$1,738,040
Office property held for sale	5,745	-
Land held for development	609	609
Accumulated depreciation	(345,216)	(336,759)
	1,390,248	1,401,890

Land available for sale	750	750
Mortgage loan	8,295	8,126
Investment in unconsolidated joint ventures	2,630	2,512
	1,401,923	1,413,278

Rents receivable and other assets	112,889	116,437
Intangible assets, net	57,515	61,734
Cash and cash equivalents	17,607	20,697
	$1,589,934	$1,612,146

Liabilities
Notes payable to banks	$126,123	$100,000
Mortgage notes payable	824,107	852,700
Accounts payable and other liabilities	71,639	88,614
	1,021,869	1,041,314

Equity
Parkway Properties, Inc. stockholders' equity:
8.00% Series D Preferred stock, $.001 par value,
2,400,000 shares authorized, issued and outstanding	57,976	57,976
Common stock, $.001 par value, 67,600,000 shares authorized, 21,568,931
and 21,624,228 shares issued and outstanding in 2010 and 2009, respectively	22	22
Common stock held in trust, at cost, 54,130 and 71,255 shares in 2010 and
2009, respectively	(1,821)	(2,399)
Additional paid-in capital	514,784	515,398
Accumulated other comprehensive loss	(4,792)	(4,892)
Accumulated deficit	(112,204)	(111,960)
Total Parkway Properties, Inc. stockholders' equity	453,965	454,145
Noncontrolling interest - real estate partnerships	114,100	116,687
Total equity	568,065	570,832
	$1,589,934	$1,612,146

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	March 31
	2010	2009
	(Unaudited)
Revenues
Income from office and parking properties	$69,769	$67,761
Management company income	410	415
Total revenues	70,179	68,176

Expenses
Property operating expenses	31,366	33,910
Depreciation and amortization	22,742	23,580
Management company expenses	744	501
General and administrative	2,008	1,582
Total expenses	56,860	59,573

Operating income	13,319	8,603

Other income and expenses
Interest and other income	385	302
Equity in earnings of unconsolidated joint ventures	105	200
Gain on involuntary conversion	-	463
Loss on sale of real estate	-	(70)
Interest expense	(13,853)	(14,051)

Loss from continuing operations	(44)	(4,553)
Net loss attributable to noncontrolling interest - real estate partnerships	2,587	3,764

Net income (loss) for Parkway Properties, Inc.	2,543	(789)
Dividends on preferred stock	(1,200)	(1,200)
Net income (loss) available to common stockholders	$1,343	$(1,989)

Net income (loss) per common share attributable to Parkway Properties, Inc.:
Basic net income (loss) attributable to Parkway Properties, Inc.	$0.06	$(0.13)
Diluted net income (loss) attributable to Parkway Properties, Inc.	$0.06	$(0.13)

Dividends per common share	$0.075	$0.325

Weighted average shares outstanding:
Basic	21,390	15,043
Diluted	21,509	15,043

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In thousands, except share and per share data)

(Unaudited)

Parkway Properties, Inc. Stockholders
					Accumulated		Noncontrolling
			Common	Additional	Other		Interest -
	Preferred	Common	Stock Held	Paid-In	Comprehensive	Accumulated	Real Estate	Total
	Stock	Stock	in Trust	Capital	Loss	Deficit	Partnerships	Equity
Balance at December 31, 2009	$57,976	$22	$(2,399)	$515,398	$(4,892)	$(111,960)	$116,687	$570,832
Comprehensive income
Net income (loss)	-	-	-	-	-	2,543	(2,587)	(44)
Change in fair value of interest
rate swaps	-	-	-	-	100	-	-	100
Total comprehensive income	-	-	-	-	-	-	-	56
Common dividends declared -
$0.075 per share	-	-	-	-	-	(1,587)	-	(1,587)
Preferred dividends declared -
$0.50 per share	-	-	-	-	-	(1,200)	-	(1,200)
Share-based compensation	-	-	-	63	-	-	-	63
Purchase of Company stock - 34,073
shares withheld to satisfy tax
withholding obligation in
connection with the vesting
of restricted stock	-	-	-	(677)	-	-	-	(677)
Distribution of 17,125 shares of
common stock, deferred
compensation plan	-	-	578	-	-	-	-	578

Balance at March 31, 2010	$57,976	$22	$(1,821)	$514,784	$(4,792)	$(112,204)	$114,100	$568,065

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31
	2010	2009
	(Unaudited)
Operating activities
Net income (loss)	$2,543	$(789)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	22,742	23,580
Amortization of above (below) market leases	103	(219)
Amortization of loan costs	509	491
Amortization of mortgage loan discount	(169)	(145)
Share-based compensation expense	63	661
Operating distributions from unconsolidated joint ventures	-	161
Loss allocated to noncontrolling interests	(2,587)	(3,764)
Net gain on real estate and involuntary conversion	-	(393)
Equity in earnings of unconsolidated joint ventures	(105)	(200)
Increase in deferred leasing costs	(1,058)	(2,131)
Changes in operating assets and liabilities:
Change in receivables and other assets	1,900	13,561
Change in accounts payable and other liabilities	(15,593)	(12,782)

Cash provided by operating activities	8,348	18,031

Investing activities
Proceeds from sale of real estate	-	7,132
Proceeds from property insurance settlement	-	1,500
Real estate development	-	(3,791)
Improvements to real estate related investments	(5,142)	(6,594)

Cash used in investing activities	(5,142)	(1,753)

Financing activities
Principal payments on mortgage notes payable	(63,593)	(24,996)
Proceeds from long-term financing	35,000	-
Proceeds from bank borrowings	43,410	35,415
Payments on bank borrowings	(17,287)	(20,355)
Debt financing costs	(338)	-
Purchase of Company stock	(677)	(42)
Dividends paid on common stock	(1,611)	(4,924)
Dividends paid on preferred stock	(1,200)	(1,200)

Cash used in financing activities	(6,296)	(16,102)

Change in cash and cash equivalents	(3,090)	176

Cash and cash equivalents at beginning of period	20,697	15,318

Cash and cash equivalents at end of period	$17,607	$15,494

See notes to consolidated financial statements.

Parkway Properties, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2010

Note A - Basis of Presentation

The consolidated financial statements include the accounts of Parkway Properties, Inc. ("Parkway" or "the Company"), its wholly-owned subsidiaries and joint ventures in which the Company has a controlling interest. The other partners' equity interests in the consolidated joint ventures are reflected as noncontrolling interests in the consolidated financial statements. Parkway consolidates subsidiaries where the entity is a variable interest entity ("VIE") and Parkway is the primary beneficiary and is expected to absorb a majority of the VIE's anticipated losses, receive a majority of the VIE's anticipated residual returns, or both.  All significant intercompany transactions and accounts have been eliminated in the accompanying financial statements.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles ("GAAP") for complete financial statements.

The accompanying unaudited condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. The financial statements should be read in conjunction with the 2009 annual report and the notes thereto.

The balance sheet at December 31, 2009 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by United States GAAP for complete financial statements.

The Company has evaluated all subsequent events through the issuance date of the financial statements.

Effective January 1, 2010, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2009-16, "Topic 860 - Transfers and Servicing" ("ASU 2009-16"), which amends and codifies SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," by: eliminating the concept of a qualifying special-purpose entity ("QSPE"); clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale; amending and clarifying the unit of account eligible for sale accounting; and requiring that a transferor initially measure at fair value and recognize all assets obtained (for example beneficial interests) and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale.  Additionally, on and after the effective date, existing QSPEs (as defined under previous accounting standards) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance.  This standard requires enhanced disclosures about, among other things, a transferor's continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor's assets that continue to be reported in the consolidated balance sheets.  The application of ASU 2009-16 did not have a material impact on the Company's overall financial position and results of operations upon adoption.

Effective January 1, 2010, the Company adopted FASB ASU 2009-17, "Topic 810 - Consolidations" ("ASU 2009-17"), which amends and codifies FIN 46(R), "Consolidation of Variable Interest Entities," and changes the consolidation guidance applicable to a VIE.  It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis.  The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.  This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE.  Previously, FIN 46(R) required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred.  QSPEs, which were previously exempt from the application of this standard, are now subject to its provisions.  This standard also requires enhanced disclosures about an enterprise's involvement with a VIE.  The application of ASU 2009-17 did not have a material impact on the Company's overall financial position and results of operations upon adoption as the Company will continue to account for its unconsolidated joint ventures under the equity method of accounting.

During the first quarter of 2010,  the Company adopted FASB ASU 2010-09, "Topic 855 - Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements" ("ASU 2010-09"), which amends Topic 855 so that SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  The application of FASB ASU 2010-09 did not have a material impact on the Company's overall financial position and results of operations upon adoption.

Note B - Net Income (Loss) Per Common Share

Basic earnings per share ("EPS") are computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. In arriving at net income (loss) available to common stockholders, preferred stock dividends are deducted. Diluted EPS reflects the potential dilution that could occur if share equivalents such as employee stock options, restricted shares and deferred incentive share units were exercised or converted into common stock that then shared in the earnings of Parkway.

The computation of diluted EPS is as follows (in thousands, except per share data):

	Three Months Ended
	March 31
	2010	2009
Numerator:
Basic and diluted net income (loss)
available to common stockholders	$1,343	$(1,989)

Denominator:
Basic weighted average shares	21,390	15,043
Effect of employee stock options, deferred incentive
share units and restricted shares	119	-
Dilutive weighted average shares	21,509	15,043
Diluted income (loss) per share attributable to Parkway Properties, Inc.	$0.06	$(0.13)

Consolidated loss from continuing operations was $44,000 and $4.6 million for the three months ended March 31, 2010 and 2009, respectively.  Income from continuing operations attributable to Parkway Properties, Inc. was $2.5 million for the three months ended March 31, 2010 compared to a loss from continuing operations attributable to Parkway Properties, Inc. of $789,000 for the three months ended March 31, 2009.  Loss from continuing operations attributable to noncontrolling interests was $2.6 million and $3.8 million for the three months ended March 31, 2010 and 2009, respectively.

The computation of diluted EPS for the three months ended March 31, 2009 did not include the effect of employee stock options, deferred incentive share units and restricted shares because their inclusion would have been anti-dilutive.

Note C - Supplemental Cash Flow Information and Schedule of Non-Cash Investing and Financing Activity

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

	Three Months Ended
	March 31
	2010	2009
	(in thousands)
Supplemental cash flow information:
Cash paid for interest	$13,125	$13,745
Supplemental schedule of non-cash investing and financing activity:
Restricted shares and deferred incentive share units issued (forfeited)	(586)	3,151

Note D - Office Property Held for Sale

During the quarter ended March 31, 2010, Parkway classified One Park Ten, a 163,000 square foot office property in Houston, Texas, as held for sale.  On April 15, 2010, the Company sold One Park Ten for a gross sales price of $15.7 million.  Parkway received net cash proceeds from the sale of $4.8 million which were used to reduce amounts outstanding under the Company's line of credit.  The Company will recognize a gain on the sale of $8.6 million during the second quarter of 2010.  In connection with the sale of One Park Ten, the $8.7 million first mortgage was assumed by the buyer and the Company seller-financed a $1.5 million note receivable that bears interest at 7.25% per annum on an interest-only basis through maturity in June 2012.  Parkway Realty Services LLC, a subsidiary of the Company, was retained to provide management and leasing services for the property.  Therefore, all revenue and expenses for the property are included as a component of continuing operations.

                The major classes of assets and liabilities classified as held for sale for One Park Ten at March 31, 2010 are as follows (in thousands):

March 31
2010
Balance Sheet:
Investment property	$10,642
Accumulated depreciation	(4,897)
Office property held for sale	5,745
Rents receivable and other assets	7,489
Total assets	$13,234

Accounts payable and other liabilities	$504
Mortgage notes payable	8,677
Stockholders' equity	4,053
Total liabilities and stockholders' equity	$13,234

Note E - Mortgage Loan

The Company owns the B participation piece (the "B piece") of a first mortgage secured by an 844,000 square foot office building in Dallas, Texas known as 2100 Ross at an original cost of $6.9 million. The B piece was originated by Wachovia Bank, N.A., a Wells Fargo Company, and has a face value of $10.0 million and a stated coupon rate of 6.065%. Upon maturity in May 2012, the Company will receive a principal payment of $10.0 million, which produces a yield to maturity of 15.6%.  The carrying amount of the mortgage loan was $8.3 million at March 31, 2010.

In connection with the sale of One Park Ten, the Company seller-financed a $1.5 million note receivable that bears interest at 7.25% per annum on an interest-only basis through maturity in June 2012.

Note F - Investment in Unconsolidated Joint Ventures

In addition to the 59 office and parking properties included in the consolidated financial statements, the Company is also invested in four unconsolidated joint ventures with unrelated investors. These investments are accounted for using the equity method of accounting, as Parkway does not control any of these joint ventures. Accordingly, the assets and liabilities of the joint ventures are not included on Parkway's consolidated balance sheets at March 31, 2010 and December 31, 2009. Information relating to these unconsolidated joint ventures is detailed below (in thousands).

			Parkway's
			Ownership	Square	Percentage
Joint Venture Entity	Property Name	Location	Interest	Feet	Leased
Wink-Parkway Partnership	Wink Building	New Orleans, LA	50.0%	32	7.6%
Parkway Joint Venture, LLC ("Jackson JV")	UBS Building/River Oaks	Jackson, MS	20.0%	167	93.2%
RubiconPark I, LLC ("Rubicon JV")	Lakewood/Falls Pointe	Atlanta, GA
	Carmel Crossing	Charlotte, NC	20.0%	561	76.2%
RubiconPark II, LLC ("Maitland JV")	Maitland 200	Orlando, FL	20.0%	204	100.00%
				964	81.9%

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

                At March 31, 2010 and December 31, 2009, the Company's investment in unconsolidated joint ventures was $2.6 million or 0.2% of total assets and $2.5 million or 0.2% of total assets, respectively.

In most cases the Company's share of debt related to its unconsolidated joint ventures is the same as its ownership percentage in the venture.  However, in the case of the Rubicon Joint Venture and Maitland Joint Venture, the Company's share of debt is disproportionate to its ownership percentage.  The disproportionate debt structure was created to meet the Company's partner's financing criteria.  In the Rubicon Joint Venture, Parkway owns a 20% interest in the venture but assumed 13.85% of the debt.  In the Maitland Joint Venture, the Company owns a 20% interest in the venture and assumed none of the debt. The terms related to Parkway's share of unconsolidated joint venture mortgage debt are summarized below for March 31, 2010 and December 31, 2009 (in thousands):

				Parkway's	Monthly	Loan	Loan
	Type of			Share	Debt	Balance	Balance
Description	Debt Service	Interest Rate	Maturity	of Debt	Service	3/31/10	12/31/09
Maitland JV	Amortizing	4.390%	06/01/11	0.00%	$-	$-	$-
Rubicon JV (1)	Amortizing	4.865%	01/01/12	13.85%	-	-	-
Jackson JV	Amortizing	5.840%	07/01/15	20.00%	15	2,499	2,507
					$15	$2,499	$2,507
Weighted Average Interest Rate at End of Year						5.840%	5.130%

        Parkway's share of the scheduled principal payments on mortgage debt for the unconsolidated joint ventures for each of the next five years and thereafter through maturity at March 31, 2010 are as follows (in thousands):

Schedule of Mortgage Maturities by Year:	Maitland JV	Rubicon JV (1)	Jackson JV	Total
2010 (remaining 9 months)	$-	$-	$24	$24
2011	-	-	35	35
2012	-	-	37	37
2013	-	-	39	39
2014	-	-	41	41
2015	-	-	2,323	2,323
	$-	$-	$2,499	$2,499

(1)   During the fourth quarter of 2009, Parkway recognized a full impairment loss on its investment in the Rubicon JV.  Therefore, the Company has excluded its share of debt in the Rubicon JV of $7.1 million at March 31, 2010 and December 31, 2009 in the schedule above.

Note G - Capital and Financing Transactions

At March 31, 2010, the Company had a total of $126.1 million outstanding under the line of credit and was in compliance with all loan covenants under each credit facility. The Company's line of credit allows borrowing up to a combined $311.0 million at either the 30-day LIBOR interest rate plus 115 basis points or the Prime interest rate plus 25 basis points. At March 31, 2010, all amounts outstanding under the line of credit not fixed by an interest rate swap agreement are borrowed against the LIBOR interest rate plus 115 basis points.

Mortgage notes payable at March 31, 2010 totaled $824.1 million with an average interest rate of 5.9% and were secured by office properties.

                On February 8, 2010, the Company completed a $35.0 million non-recourse, fixed-rate first mortgage loan related to the refinance of a $60.0 million recourse mortgage that was scheduled to mature in May 2010.  The loan bears interest at 7.25% and is secured by the Company's Capital City Plaza building in Atlanta, Georgia.  The loan matures in March 2017 and includes the option to be prepaid at the end of five years at a cost of 1% of the outstanding loan balance.  The Company used its existing line of credit to pay the $25.0 million difference on the maturing loan.

On April 15, 2010, the Company sold One Park Ten, a 163,000 office property in Houston, Texas, for a gross sales price of $15.7 million.  Parkway received net cash proceeds of approximately $4.8 million which were used to reduce amounts outstanding on the Company's line of credit.  In connection with the sale, the buyer assumed the $8.7 million first mortgage secured by the office property.  The mortgage carried an interest rate of 7.1% per annum and was scheduled to mature in June 2012.  During the second quarter of 2010, the Company will recognize a $135,000 loss on the extinguishment of debt associated with the buyer's assumption of the mortgage.

                On April 30, 2010, the Company paid off a $17.2 million mortgage note payable secured by two office properties in Houston, Texas and one office property in Atlanta, Georgia, utilizing its line of credit.  The mortgage had an interest rate of 5.3% and was scheduled to mature on May 1, 2010.  In the second quarter of 2010, the Company expects to place a $23.0 million ten-year non-recourse first mortgage with a fixed interest rate of 6.3% secured by the Citrus Center office property in Orlando, Florida.  The proceeds will be used to reduce amounts outstanding on the Company's line of credit.

Note H - Noncontrolling Interest - Real Estate Partnerships

The Company has an interest in three joint ventures that are included in its consolidated financial statements. Information relating to these consolidated joint ventures is detailed below.

		Parkway's	Square Feet
Joint Venture Entity and Property Name	Location	Ownership %	(In thousands)
Parkway Moore, LLC/ Moore Building Associates, LP (Toyota Center)	Memphis, TN	75.025%	175
Parkway Properties Office Fund, LP
Desert Ridge Corporate Center	Phoenix, AZ	26.500%	294
Maitland 100	Orlando, FL	25.000%	128
555 Winderley	Orlando, FL	25.000%	102
Gateway Center	Orlando, FL	25.000%	228
BellSouth Building	Jacksonville, FL	25.000%	92
Centurion Centre	Jacksonville, FL	25.000%	88
100 Ashford Center	Atlanta, GA	25.000%	160
Peachtree Ridge	Atlanta, GA	25.000%	161
Overlook II	Atlanta, GA	25.000%	260
Citicorp Plaza	Chicago, IL	40.000%	605
Chatham Centre	Schaumburg, IL	25.000%	206
Renaissance Center	Memphis, TN	25.000%	189
1401 Enclave Parkway	Houston, TX	25.000%	209
Total Parkway Properties Office Fund, LP			2,722
Parkway Properties Office Fund II, LP	-	-	-
Total Consolidated Joint Ventures			2,897

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

In 2008, Parkway formed Parkway Properties Office Fund II, LP ("Texas Teachers Fund II"), a $750.0 million discretionary fund with the Teacher Retirement System of Texas ("TRS"), for the purpose of acquiring high-quality multi-tenant office properties. TRS will be a 70% investor, and Parkway will be a 30% investor in the fund, which will be capitalized with approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt. Parkway's share of the equity contribution for the fund will be $112.5 million and will be funded with proceeds from asset sales, line of credit advances and/or sales of equity securities. The fund will target investments in office buildings in Houston, Austin, San Antonio, Chicago, Atlanta, Phoenix, Charlotte, Memphis, Nashville, Jacksonville, Orlando, Tampa/St. Petersburg, and Ft. Lauderdale, as well as other growth markets to be determined at Parkway's discretion.

Parkway will serve as the general partner of Texas Teachers Fund II and will provide asset management, property management, and leasing and construction management services to the fund for which it will be paid market-based fees. Parkway will have four years, or through May 2012, to identify and acquire properties, with funds contributed as needed to complete acquisitions. Parkway will exclusively represent the fund in making acquisitions within the target markets and within certain predefined criteria. Parkway may continue to make fee-simple acquisitions in markets outside of the target markets, acquire properties within the target markets that do not meet the fund's specific criteria or sell any currently owned properties. At March 31, 2010, no investments had been made on behalf of Texas Teachers Fund II.

Noncontrolling interest - real estate partnerships represents the other partners' proportionate share of equity in the partnerships discussed above at March 31, 2010. Income is allocated to noncontrolling interest based on the weighted average percentage ownership during the year.

Note I - Share-Based Compensation

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

Compensation expense related to restricted shares and deferred incentive share units of $63,000 and $661,000 was recognized for the three months ended March 31, 2010 and 2009, respectively. Total compensation expense related to nonvested awards not yet recognized was $1.6 million at March 31, 2010. The weighted average period over which the expense is expected to be recognized is approximately 1.7 years. For the remainder of 2010, the Company expects to recognize approximately $1.1 million of additional compensation expense on nonvested awards.

                On January 4, 2010, 91,000 restricted shares vested and were issued to officers of the Company.  These shares were granted to the officers of the Company in January 2003 and vested seven years from the grant date.

                On February 10, 2010, 29,941 restricted shares vested and were issued to officers of the Company due to the achievement of performance goals established in 2009 by the Board of Directors.

A summary of the Company's restricted shares and deferred incentive share unit activity for the three  months ended March 31, 2010 is as follows:

		Weighted		Weighted
		Average	Deferred	Average
	Restricted	Grant-Date	Incentive	Grant-Date
	Shares	Fair Value	Share Units	Fair Value
Beginning Balance	308,975	$29.94	18,055	$34.08
Vested	(120,941)	30.38	-	-
Forfeited	(21,224)	26.69	(530)	37.27
Balance at 03/31/10	166,810	$30.02	17,525	$33.98

Note J - Fair Values of Financial Instruments

             FASB Accounting Standards Codification ("ASC") 820, "Fair Value Measurements and Disclosures" ("ASC 820"), defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also provides guidance for using fair value to measure financial assets and liabilities. The Codification requires disclosure of the level within the fair value hierarchy in which the fair value measurements fall, including measurements using quoted prices in active markets for identical assets or liabilities (Level 1), quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active (Level 2), and significant valuation assumptions that are not readily observable in the market (Level 3).

Cash and cash equivalents

                The carrying amounts for cash and cash equivalents approximated fair value at March 31, 2010 and December 31, 2009.

Mortgage loan receivable

                The Company owns the B participation piece (the "B piece") of a first mortgage secured by an 844,000 square foot office building in Dallas, Texas known as 2100 Ross, and the carrying amount of the mortgage loan was approximately $8.3 million at March 31, 2010.  The carrying amount for the mortgage loan approximated fair value at March 31, 2010.

Mortgage notes payable

                The fair value of the mortgage notes payable are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.  The aggregate fair value of the mortgage notes payable at March 31, 2010 was $799.9 million as compared to its carrying amount of $824.1 million.  The aggregate fair value of the mortgage notes payable at December 31, 2009 was $795.9 million as compared to its carrying amount of $852.7 million.

Notes payable to banks

                The fair value of the Company's notes payable to banks is estimated by discounting expected cash flows at current market rates. The aggregate fair value of the notes payable to banks at March 31, 2010 was $121.8 million as compared to its carrying amount of $126.1 million.  The aggregate fair value of the notes payable to banks at December 31, 2009 was $95.8 million as compared to its carrying amount of $100.0 million.

Interest rate swap agreements

                The fair value of the interest rate swaps is determined by estimating the expected cash flows over the life of the swap using the mid-market rate and price environment as of the last trading day of the reporting period.  This information is considered a Level 2 input as defined by ASC 820.  The aggregate fair value liability of the interest rate swaps at March 31, 2010 and December 31, 2009 was $4.8 million and $4.9 million, respectively.

Note K - Subsequent Events

On Friday, April 23, 2010, the Company received notice of a complaint to the Occupational Safety and Health Administration ("OSHA") initiated by former Chief Financial Officer, J. Mitchell Collins, whose employment with the Company terminated effective February 5, 2010.  The Company believes these allegations are without basis in fact or law and will vigorously defend its prior actions and the Company's reputation using the prescribed OSHA administrative process.  Management believes the final outcome of this complaint will not have a material adverse effect on the Company's financial statements and that the Company carries adequate amounts of applicable insurance to cover such employment disputes.  During the first quarter of 2010, the Company recorded a $545,000 reserve, which represents the sum of the insurance deductibles under the various insurance policies that would cover the matter, if needed.

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

The management of the Company evaluates the performance of the reportable office segment based on funds from operations applicable to common stockholders ("FFO"). Management believes that FFO is an appropriate measure of performance for equity REITs and computes this measure in accordance with the National Association of Real Estate Investment Trusts' ("NAREIT") definition of FFO. Funds from operations is defined by NAREIT as net income (computed in accordance with GAAP), excluding gains or losses from sales of property and extraordinary items under GAAP, plus depreciation and amortization, and after adjustments to derive the Company's pro rata share of FFO of consolidated and unconsolidated joint ventures. Further, the Company does not adjust FFO to eliminate the effects of non-recurring charges. The Company believes that FFO is a meaningful supplemental measure of its operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses. However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient. Thus, NAREIT created FFO as a supplemental measure of operating performance for real estate investment trusts that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. The Company believes that the use of FFO, combined with the required GAAP presentations, has been beneficial in improving the understanding of operating results of real estate investment trusts among the investing public and making comparisons of operating results among such companies more meaningful. FFO as reported by Parkway may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition. Funds from operations do not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States and is not an indication of cash available to fund cash needs. Funds from operations should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

The following is a reconciliation of FFO and net income (loss) available to common stockholders for office properties and total consolidated entities for the three months ended March 31, 2010 and 2009. Amounts presented as "Unallocated and Other" represent primarily income and expense associated with providing management services, corporate general and administration expense, interest expense on unsecured lines of credit and preferred dividends.

	At or for the three months ended March 31, 2010			At or for the three months ended March 31, 2009

	Office	Unallocated		Office	Unallocated
	Properties	and Other	Consolidated	Properties	and Other	Consolidated
	(in thousands)			(in thousands)
Property operating revenues (a)	$69,769	$-	$69,769	$67,761	$-	$67,761
Property operating expenses (b)	(31,366)	-	(31,366)	(33,910)	-	(33,910)
Property net operating income from
continuing operations	38,403	-	38,403	33,851	-	33,851

Management company income	-	410	410	-	415	415
Other income	-	385	385	-	302	302
Interest expense (c)	(12,317)	(1,536)	(13,853)	(12,174)	(1,877)	(14,051)
Management company expenses	-	(744)	(744)	-	(501)	(501)
General and administrative expenses	-	(2,008)	(2,008)	-	(1,582)	(1,582)
Equity in earnings of unconsolidated
joint ventures	105	-	105	200	-	200
Adjustment for depreciation and amortization
-unconsolidated joint ventures	83	-	83	196	-	196
Adjustment for noncontrolling interest
-real estate partnerships	(1,759)	-	(1,759)	(2,234)	-	(2,234)
Dividends on preferred stock	-	(1,200)	(1,200)	-	(1,200)	(1,200)
Gain on involuntary conversion	-	-	-	463	-	463
Funds from operations available to
common stockholders	24,515	(4,693)	19,822	20,302	(4,443)	15,859

Depreciation and amortization	(22,742)	-	(22,742)	(23,580)	-	(23,580)
Depreciation and amortization
-unconsolidated joint ventures	(83)	-	(83)	(196)	-	(196)
Depreciation and amortization
-noncontrolling interest - real
estate partnerships	4,346	-	4,346	5,998	-	5,998
Loss on sale of real estate	-	-	-	(70)	-	(70)
Net income (loss) available to
common stockholders	$6,036	$(4,693)	$1,343	$2,454	$(4,443)	$(1,989)
Total assets	$1,579,148	$10,564	$1,589,712	1,639,163	$12,401	$1,651,564
Office and parking properties	$1,390,248	$-	$1,390,248	$1,439,134	$-	$1,439,134

Investment in unconsolidated joint ventures	$2,630	$-	$2,630	$11,234	$-	$11,234

Capital expenditures (d)	$6,200	$-	$6,200	$8,725	$-	$8,725

(a)            Included in property operating revenues are rental revenues, customer reimbursements, parking income and other income.

(b)           Included in property operating expenses are real estate taxes, insurance, contract services, repairs and maintenance and other property operating expenses.

(c)            Interest expense for office properties represents interest expense on property secured mortgage debt.  It does not include interest expense on the Company's unsecured line of credit, which is included in "Unallocated and Other".

(d)           Capital expenditures include building improvements, tenant improvements and deferred leasing costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Parkway is a self-administered and self-managed REIT specializing in the acquisition, operation, leasing and ownership of office properties. The Company is geographically focused on the Southeastern and Southwestern United States and Chicago. At April 30, 2010, Parkway owned or had an interest in 64 office properties located in 11 states with an aggregate of approximately 13.2 million square feet of leasable space. Included in the portfolio are 21 properties totaling 3.9 million square feet that are owned jointly with other investors, representing 29.3% of the portfolio. With the office properties owned jointly with other investors, the Company receives fees for asset management, property management, leasing and construction management services and potentially receives incentive fees upon sale if certain investment targets are achieved. Increasing the number of co-investments, and consequently the related fee income, is part of the Company's strategy to transform itself to an operator-owner versus an owner-operator. The strategy capitalizes on the Company's strength in providing excellent service in the operation and acquisition of office properties for investment clients in addition to its direct ownership of real estate assets. Fee-based real estate services are offered through the Company's wholly owned subsidiary, Parkway Realty Services LLC ("PRS"), which also currently manages and/or leases approximately 2.8 million square feet for third party owners. The Company generates revenue primarily by leasing office space to its customers and providing management and leasing services to third party office property owners (including joint venture interests). The primary drivers behind Parkway's revenues are occupancy, rental rates and customer retention.

Occupancy. Parkway's revenues are dependent on the occupancy of its office buildings. At April 1, 2010, occupancy of Parkway's office portfolio was 85.6% compared to 87.0% at January 1, 2010 and 89.2% at April 1, 2009. Not included in the April 1, 2010 occupancy rate are 10 signed leases totaling 145,000 square feet, which commence during the second and third quarters of 2010 and will raise Parkway's percentage leased to 86.7%. To combat rising vacancy, Parkway utilizes innovative approaches to produce new leases. These include the Broker Bill of Rights, a short-form service agreement and customer advocacy programs which are models in the industry and have helped the Company maintain occupancy at a premium above the national occupancy rate of approximately 82%. Parkway currently anticipates an average annual occupancy range of approximately 85.0% to 87.0% during 2010 for its office properties.

Rental Rates. An increase in vacancy rates has the effect of reducing market rental rates and vice versa. Parkway's leases typically have three to seven year terms. As leases expire, the Company replaces the existing leases with new leases at the current market rental rate. At April 1, 2010, Parkway had $1.42 per square foot in rental rate embedded loss in its office property leases. Embedded loss is defined as the difference between the weighted average in place cash rents and the weighted average market rental rate.  Parkway currently expects embedded rent loss per square foot to continue to increase in 2010.

                Customer Retention. Keeping existing customers is important as high customer retention leads to increased occupancy, less downtime between leases, and reduced leasing costs. Parkway estimates that it costs five to six times more to replace an existing customer with a new one than to retain the customer. In making this estimate, Parkway takes into account the sum of revenue lost during downtime on the space plus leasing costs, which rise as market vacancies increase. Therefore, Parkway focuses a great deal of energy on customer retention. Parkway's operating philosophy is based on the premise that it is in the customer retention business. Parkway seeks to retain its customers by continually focusing on operations at its office properties. The Company believes in providing superior customer service; hiring, training, retaining and empowering each employee; and creating an environment of open communication both internally and externally with customers and stockholders. Over the past ten years, Parkway maintained an average 71.0% customer retention rate. Parkway's customer retention rate was 57.2% for the quarter ending March 31, 2010, as compared to 63.6% for the quarter ending December 31, 2009, and 54.1% for the quarter ending March 31, 2009.

                Strategic Planning.  Parkway is a focused office REIT with a hands-on, service-oriented approach, a disciplined capital allocation program and willingness to recycle assets.  However, Parkway continues to focus on the Company's strategy of transforming itself to an operator-owner from an owner-operator, as well as maximizing total return to our stockholders.  In February 2010, the Board of Directors adopted a new three-year operating plan referred to as the "FOCUS" Plan that will be centered around a goal of achieving a 12% annual compounded total return to the Company's stockholders over a three-year period beginning July 1, 2010.  The goals of the FOCUS Plan are as follows:

•         Fund and Fund-Like Investments.  The Company believes that fund and fund-like investments have the highest priority of the Company's capital allocation, because it gives Parkway's stockholders the highest risk adjusted return as measured by internal rate of return, capitalization rate and accretion per share.

•         Operator-Owner.  The Company plans to make a full transformation to an operator-owner, with the goal of being a majority operator/owner by the end of the Plan.  This has been a goal for several years and will continue to be a core strategy as Parkway seeks to increase fee income and maximize its return on equity and accretion per share.  Additionally, the Company will continue to expand PRS, which offers expert real estate management guidance, professional property management services and strategic marketing and leasing services aimed at increasing net operating income and maximizing profit upon exit.

•         Capital Allocation Discipline.  The Company's overall capital structure goal is to achieve a debt to gross asset value ratio of 50%, as determined by using a 10-year historical capitalization rate of approximately 8.5%, and a debt to EBITDA multiple of 6.5 times or less.  Beyond the balance sheet, capital allocation refers to the Company's goal to exit non-strategic markets through the continuation of its Asset Recycling program.  Most of the properties identified for sale are smaller assets or assets located in smaller markets where Parkway does not have a significant presence.  By the end of the FOCUS plan, the Company's goal is to be invested in larger, higher-quality properties located in higher-rent growth markets through fund and fund-like investments.  The Company will continue to maintain discipline as it relates to managing the balance sheet and the acquisition and disposition of assets.

•         Uncompromising Focus on Operations.  Parkway believes that its uncompromising focus on operations is what sets it apart from other office property owners.  An important goal of the FOCUS Plan is to move decision-making authority to the regional office level.  The Company's market leaders already have the responsibility of setting rents, increasing net operating income margins and maintaining a consistent standard of operations and will be given more profit and loss responsibility and investment authority going forward.  It is important that  we know our markets, which is best achieved when Parkway's people live and work within the market.  An integral part of the FOCUS Plan is a program referred to as "We Know.City."  These three words imply that Parkway employees know more than just how to manage real estate, but that they have a deep understanding of a city's history, economics, infrastructure, politics and much more.  By truly knowing the cities where the Company is invested, we are better positioned for leasing, active asset management, recruitment and investments.

•         Shareholder Returns.  All of the previously mentioned goals funnel to the ultimate goal of the FOCUS Plan, which is to maximize total return to Parkway's shareholders.  The Company has set a goal of achieving a 12% annual compounded total return to its shareholders for the three-year period starting July 1, 2010.

                Discretionary Funds. On July 6, 2005, Parkway, through affiliated entities, entered into a limited partnership agreement forming a $500.0 million discretionary fund with Ohio PERS ("Ohio PERS Fund I") for the purpose of acquiring high-quality multi-tenant office properties. Ohio PERS is a 75% investor and Parkway is a 25% investor in the fund, which is capitalized with approximately $200.0 million of equity capital and $300.0 million of non-recourse, fixed-rate first mortgage debt. At February 15, 2008, the Ohio PERS Fund I was fully invested.

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

On May 14, 2008, Parkway, through affiliated entities, entered into a limited partnership agreement forming a $750.0 million discretionary fund, known as Parkway Properties Office Fund II, L.P., ("Texas Teachers Fund II") with the Teacher Retirement System of Texas ("TRS") for the purpose of acquiring high-quality multi-tenant office properties. TRS is a 70% investor and Parkway is a 30% investor in the fund, which will be capitalized with approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt. Parkway's share of the equity contribution for the fund will be $112.5 million and will be funded with proceeds from asset sales, line of credit advances and/or sales of equity securities. The Texas Teachers Fund II targets acquisitions in the core markets of Houston, Austin, San Antonio, Chicago, Atlanta, Phoenix, Charlotte, Memphis, Nashville, Jacksonville, Orlando, Tampa/St. Petersburg, and Ft. Lauderdale, as well as other growth markets to be determined at Parkway's discretion.

The Texas Teachers Fund II targets properties with an anticipated leveraged internal rate of return of greater than 10%. Parkway serves as the general partner of the fund and provides asset management, property management, leasing and construction management services to the fund, for which it will be paid market-based fees. Cash will be distributed pro rata to each partner until a 9% annual cumulative preferred return is received and invested capital is returned. Thereafter, 56% will be distributed to TRS and 44% to Parkway. Parkway has four years, or through May 2012, to identify and acquire properties (the "Investment Period"), with funds contributed as needed to close acquisitions. Parkway will exclusively represent the fund in making acquisitions within the target markets and acquisitions with certain predefined criteria. Parkway will not be prohibited from making fee-simple or joint venture acquisitions in markets outside of the target markets, acquiring properties within the target markets that do not meet Texas Teachers Fund II's specific criteria or selling or joint venturing currently owned properties. The term of Texas Teachers Fund II will be seven years from the expiration of the Investment Period, with provisions to extend the term for two additional one-year periods at the discretion of Parkway.  At March 31, 2010, no investments had been made on behalf of Texas Teachers Fund II.

Financial Condition

Comments are for the balance sheet dated March 31, 2010 compared to the balance sheet dated December 31, 2009.

Office and Parking Properties. In 2010, Parkway continued the execution of its strategy of operating office properties as well as liquidating non-strategic assets that no longer meet the Company's investment criteria or the Company has determined value will be maximized by selling. The Company delayed new investments in office properties in 2009 until there was further clarity in values but expects that there will be investment opportunities in 2010.  During the three months ended March 31, 2010, total assets decreased $22.4 million or 1.4% and office and parking properties (before depreciation) decreased $3.2 million or 0.2%.

Building Improvements. Parkway's investment in office and parking properties decreased $11.6 million net of depreciation to a carrying amount of $1.4 billion at March 31, 2010, and consisted of 59 office and parking properties. The primary reason for the decrease in office and parking properties relates to the net effect of the building improvements and depreciation recorded during the period.

During the three months ended March 31, 2010, the Company capitalized building improvements and additional purchase expenses of $5.1 million and recorded depreciation expense of $16.8 million related to its office and parking properties.

Office Property Held for Sale.  During the quarter ended March 31, 2010, Parkway classified One Park Ten, a 163,000 square foot office property in Houston, Texas, as held for sale.  On April 15, 2010, the Company sold One Park Ten for a gross sales price of $15.7 million.  Parkway received net cash proceeds from the sale of $4.8 million which were used to reduce amounts outstanding under the Company's line of credit.  The Company will recognize a gain on the sale of $8.6 million during the second quarter of 2010.  In connection with the sale of One Park Ten, the $8.7 million first mortgage was assumed by the buyer and the Company seller-financed a $1.5 million note receivable that bears interest at 7.25% per annum on an interest-only basis through maturity in June 2012.  Parkway Realty Services LLC, a subsidiary of the Company, was retained to provide management and leasing services for the property.  Therefore, all revenue and expenses for the property are included as a component of continuing operations.

Rents Receivable and Other Assets. For the three months ended March 31, 2010, rents receivable and other assets decreased $3.5 million or 3.0%. The net decrease is primarily due to the decrease in escrow bank account balances, which was caused by the release of funds in connection with payment of property taxes and office property capital expenditures, and amortization of existing capitalized lease commissions.

Intangible Assets, Net. For the three months ended March 31, 2010, intangible assets net of related amortization decreased $4.2 million or 6.8% and was primarily due to the effect of amortization of the existing intangible assets for the period.

Notes Payable to Banks. Notes payable to banks increased $26.1 million or 26.1% during the three months ended March 31, 2010. At March 31, 2010, notes payable to banks totaled $126.1 million and the net increase is primarily attributable to advances under the line of credit to retire existing debt.

Mortgage Notes Payable. During the three months ended March 31, 2010, mortgage notes payable decreased $28.6 million or 3.4% and is due to the net effect of scheduled principal payments on mortgages of $3.6 million and the retirement of existing mortgage debt of $60.0 million, offset by the placement of mortgage debt of $35.0 million.

                On February 8, 2010, the Company completed a $35.0 million non-recourse, fixed-rate first mortgage loan related to the refinance of a $60.0 million recourse mortgage that was scheduled to mature in May 2010.  The loan bears interest at 7.25% and is secured by the Company's Capital City Plaza building in Atlanta, Georgia.  The loan matures in March 2017 and includes the option to be prepaid at the end of five years at a cost of 1% of the outstanding loan balance.  The Company used its existing line of credit to pay the $25.0 million difference on the maturing loan.

                On April 15, 2010, in connection with the sale of One Park Ten in Houston, Texas, the buyer assumed the $8.7 million first mortgage secured by the property.  The mortgage carried an interest rate of 7.1% per annum and was scheduled to mature in June 2012.  During the second quarter of 2010, the Company will record a $135,000 loss on the extinguishment of debt associated with the buyer's assumption of the mortgage.

                On April 30, 2010, the Company paid off $17.2 million in mortgage notes payable secured by two office properties in Houston, Texas and one office property in Atlanta, Georgia, utilizing its line of credit.  The mortgage had an interest rate of 5.3% and was scheduled to mature on May 1, 2010.  In the second quarter of 2010, the Company expects to place a $23.0 million ten-year non-recourse first mortgage with a fixed interest rate of 6.3%, secured by the Citrus Center office property in Orlando, Florida.  The proceeds will be used to reduce amounts outstanding on the Company's line of credit.

                The Company expects to continue seeking fixed-rate, non-recourse mortgage financing with maturities from five to ten years typically amortizing over 25 to 30 years on select office building investments as additional capital is needed. The Company monitors the total debt to total asset value ratio as defined in the loan agreements for the $311.0 million unsecured line of credit. In addition to the total debt to total asset value ratio, the Company monitors interest, fixed charge and modified fixed charge coverage ratios and the debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") multiple. The interest coverage ratio is computed by comparing the cash interest accrued to EBITDA. The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA. The modified fixed charge coverage ratio is computed by comparing cash interest accrued and preferred dividends paid to EBITDA. The debt to EBITDA multiple is computed by comparing Parkway's share of total debt to EBITDA computed for a trailing 12-month period. Management believes the total debt to total asset value, interest coverage, fixed charge coverage, modified fixed charge coverage and the debt to EBITDA multiple provide useful information on total debt levels as well as the Company's ability to cover interest, principal and/or preferred dividend payments with current income.  The Company targets a debt to EBITDA multiple of 6.5 times or less.

The reconciliation of net income (loss) to EBITDA and the computation of the interest, fixed charge and modified fixed charge coverage ratios, as well as the debt to EBITDA multiple is as follows for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended
	March 31
	2010	2009
	(Unaudited)
Net income (loss)	$2,543	$(789)
Adjustments to net income (loss):
Interest expense	13,291	13,560
Amortization of financing costs	509	491
Loss on early extinguishment of debt	53	-
Depreciation and amortization	22,742	23,580
Amortization of share-based compensation	63	661
Net gain on real estate and involuntary conversion	-	(393)
Tax expense	17	16
EBITDA adjustments - unconsolidated joint ventures	120	324
EBITDA adjustments - noncontrolling interest in real estate partnerships	(7,466)	(9,136)
EBITDA (1)	$31,872	$28,314

Interest coverage ratio:
EBITDA	$31,872	$28,314
Interest expense:
Interest expense	$13,291	$13,560
Interest expense - unconsolidated joint ventures	37	125
Interest expense - noncontrolling interest in real estate partnerships	(3,051)	(3,069)
Total interest expense	$10,277	$10,616
Interest coverage ratio	3.10	2.67

Fixed charge coverage ratio:
EBITDA	$31,872	$28,314
Fixed charges:
Interest expense	$10,277	$10,616
Preferred dividends	1,200	1,200
Principal payments (excluding early extinguishment of debt)	3,593	3,230
Principal payments - unconsolidated joint ventures	8	33
Principal payments - noncontrolling interest in real estate partnerships	(295)	(142)
Total fixed charges	$14,783	$14,937
Fixed charge coverage ratio	2.16	1.90

Modified fixed charge coverage ratio:
EBITDA	$31,872	$28,314
Modified fixed charges:
Interest expense	$10,277	$10,616
Preferred dividends	1,200	1,200
Total modified fixed charges	$11,477	$11,816
Modified fixed charge coverage ratio	2.78	2.40

Debt to EBITDA multiple:
EBITDA - trailing 12 months	$119,141	$115,554
Mortgage notes payable	$824,107	$844,585
Notes payable to banks	126,123	201,000
Adjustments for unconsolidated joint ventures	2,499	9,721
Adjustments for noncontrolling interest in real estate partnerships	(215,309)	(216,444)
Parkway's share of total debt	$737,420	$838,862
Debt to EBITDA multiple	6.19	7.26

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

Parkway views EBITDA primarily as a liquidity measure and, as such, the GAAP financial measure most directly comparable to it is cash flows provided by operating activities. Because EBITDA is not a measure of financial performance calculated in accordance with GAAP, it should not be considered in isolation or as a substitute for operating income, net income, or cash flows provided by operating, investing and financing activities prepared in accordance with GAAP. The following table reconciles EBITDA to cash flows provided by operating activities for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended
	March 31
	2010	2009
EBITDA	$31,872	$28,314
Amortization of above (below) market leases	103	(219)
Amortization of mortgage loan discount	(169)	(145)
Operating distributions from unconsolidated joint ventures	-	161
Interest expense	(13,291)	(13,560)
Loss on early extinguishment of debt	(53)	-
Tax expense	(17)	(16)
Change in deferred leasing costs	(1,058)	(2,131)
Change in receivables and other assets	1,900	13,561
Change in accounts payable and other liabilities	(15,593)	(12,782)
Adjustments for noncontrolling interests	4,879	5,372
Adjustments for unconsolidated joint ventures	(225)	(524)
Cash flows provided by operating activities	$8,348	$18,031

Equity. Total equity decreased $2.8 million or 0.5% during the three months ended March 31, 2010, as a result of the following (in thousands):

Increase
(Decrease)
Net income attributable to Parkway Properties, Inc.	$2,543
Net loss attributable to noncontrolling interests	(2,587)
Net loss	(44)
Change in market value of interest rate swaps	100
Comprehensive income	56
Common stock dividends declared	(1,587)
Preferred stock dividends declared	(1,200)
Share-based compensation	63
Shares withheld to satisfy tax withholding obligation on vesting of restricted stock	(677)
Net shares distributed from deferred compensation plan	578
$(2,767)

Results of Operations

Comments are for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Net income available to common stockholders for the three months ended March 31, 2010 was $1.3 million ($0.06 per basic common share) as compared to net loss available to common stockholders of $2.0 million ($0.13 per basic common share) for the three months ended March 31, 2009.  The primary reason for the increase in net income available to common stockholders for the three months ended March 31, 2010 compared to the same period for 2009 is due to  an increase in property operating income.   A discussion of other variances for income and expense items that comprise net income (loss) available to common stockholders is discussed in detail below.

Office and Parking Properties. The analysis below includes changes attributable to same-store properties, and dispositions of office properties. Same-store properties are consolidated properties that the Company owned for the current and prior year reporting periods, excluding properties classified as discontinued operations. At March 31, 2010, same-store properties consisted of 59 properties comprising 12.4 million square feet.

The following table represents revenue from office and parking properties for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31
			Increase	%
	2010	2009	(Decrease)	Change
Revenue from office and parking
properties:
Same-store properties	$69,771	$67,064	$2,707	4.0%
Properties disposed	(2)	697	(699)	-100.3%
Total revenue from office and
parking properties	$69,769	$67,761	$2,008	3.0%

Revenue from office and parking properties for same-store properties increased $2.7 million for the three months ended March 31, 2010, compared to the same period for 2009. The primary reason for the increase is due to an increase in lease termination fee income for the three months ended March 31, 2010 compared to March 31, 2009 offset by a decrease in expense reimbursement income as a result of lower property operating expenses and a decrease in average same-store occupancy.  Average same-store occupancy was 86.2% for the three months ended March 31, 2010, compared to 89.9% for the same period of 2009.

The following table represents property operating expenses for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31
			Increase	%
	2010	2009	(Decrease)	Change
Expenses from office
and parking properties:
Same-store properties	$31,376	$33,544	$(2,168)	-6.5%
Properties disposed	(10)	366	(376)	-102.7%
Total expenses from office
and parking properties	$31,366	$33,910	$(2,544)	-7.5%

Property operating expenses for same-store properties decreased $2.2 million for the three months ended March 31, 2010, compared to the same period of 2009. The primary reason for the decrease is due to decreased contract services, utilities and ad valorem taxes.

Depreciation and amortization expense attributable to office and parking properties decreased $838,000 for the three months ended March 31, 2010, compared to the same period for 2009. The primary reason for the decrease is due to the sale of two office properties in 2009.

Share-Based Compensation Expense. Compensation expense related to restricted shares and deferred incentive share units of $63,000 and $661,000 was recognized for the three months ended March 31, 2010 and 2009, respectively. Total compensation expense related to nonvested awards not yet recognized was $1.6 million at March 31, 2010. The weighted average period over which the expense is expected to be recognized is approximately 1.7 years. For the remainder of 2010, the Company expects to recognize approximately $1.1 million of additional compensation expense on nonvested awards.

                On January 4, 2010, 91,000 restricted shares vested and were issued to officers of the Company.  These shares were granted to the officers of the Company in January 2003 and vested seven years from the grant date.

                On February 10, 2010, 29,941 restricted shares vested and were issued to officers of the Company due to the achievement of performance goals established in 2009 by the Board of Directors.

General and Administrative Expense. General and administrative expense increased $426,000 for the three months ended March 31, 2010, compared to the same period of 2009.  The increase is primarily attributable to a reserve in the amount of $545,000 for contingent liabilities related to notice of a complaint to the Occupational Safety and Health Administration ("OSHA") received by the Company and initiated by former Chief Financial Officer, J. Mitchell Collins, whose employment with the Company terminated effective February 5, 2010.  The Company believes these allegations are without basis in fact or law and will vigorously defend its prior actions and the Company's reputation using the prescribed OSHA administrative process.  Management believes the final outcome of this complaint will not have a material adverse effect on the Company's financial statements and that the Company carries adequate amounts of applicable insurance to cover such employment disputes.  The amount of the reserve represents the sum of the insurance deductibles under the various insurance policies that would cover the matter, if needed.

Interest Expense. Interest expense, including amortization of deferred financing costs, decreased $198,000 for the three months ended March 31, 2010, compared to the same period of 2009 and is comprised of the following (in thousands):

	Three Months Ended March 31
			Increase	%
	2010	2009	(Decrease)	Change
Interest expense:
Mortgage interest expense	$12,022	$11,897	$125	1.1%
Bank line interest expense	1,269	1,663	(394)	-23.7%
Loss on early extinguishment of debt	53	-	53	0.0%
Mortgage loan cost amortization	242	277	(35)	-12.6%
Bank loan cost amortization	267	214	53	24.8%

Total interest expense	$13,853	$14,051	$(198)	-1.4%

Mortgage interest expense increased $125,000 for the three months ended March 31, 2010, compared to the same period for 2009, and is due to the net effect of a new loan placed in 2009, offset by the early extinguishment of one mortgage in 2009 and the refinancing of one mortgage in 2010.  The average interest rate on mortgage notes payable at March 31, 2010 and 2009 was 5.9% and 5.5%, respectively.

Bank line interest expense decreased $394,000 for the three months ended March 31, 2010, compared to the same period of 2009, and is due to a decrease in average borrowings of $73.3 million for the three months ended March 31, 2010 compared to the same period in 2009. The decrease in average borrowings is primarily attributable to proceeds received from the Company's April 2009 $84.5 million common stock offering.

Recent Accounting Pronouncements

Effective January 1, 2010, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2009-16, "Topic 860 - Transfers and Servicing" ("ASU 2009-16"), which amends and codifies SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," by: eliminating the concept of a qualifying special-purpose entity ("QSPE"); clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale; amending and clarifying the unit of account eligible for sale accounting; and requiring that a transferor initially measure at fair value and recognize all assets obtained (for example beneficial interests) and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale.  Additionally, on and after the effective date, existing QSPEs (as defined under previous accounting standards) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance.  This standard requires enhanced disclosures about, among other things, a transferor's continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor's assets that continue to be reported in the consolidated balance sheets.  The application of ASU 2009-16 did not have a material impact on the Company's overall financial position and results of operations upon adoption.

                Effective January 1, 2010, the Company adopted FASB ASU 2009-17, "Topic 810 - Consolidations"("ASU 2009-17"), which amends and codifies FIN 46(R), "Consolidation of Variable Interest Entities," and changes the consolidation guidance applicable to a variable interest entity ("VIE").  It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis.  The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.  This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE.  Previously, FIN 46(R) required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred.  QSPEs, which were previously exempt from the application of this standard, are now subject to its provisions.  This standard also requires enhanced disclosures about an enterprise's involvement with a VIE.  The application of ASU 2009-17 did not have a material impact on the Company's overall financial position and results of operations upon adoption as the Company will continue to account for its unconsolidated joint ventures under the equity method of accounting.

                During the first quarter of 2010,  the Company adopted FASB ASU 2010-09, "Topic 855 - Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements" (ASU 2010-09"), which amends Topic 855 so that SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  The application of FASB ASU 2010-09 did not have a material impact on the Company's overall financial position and results of operations upon adoption.

Liquidity and Capital Resources

Statement of Cash Flows.  Cash and cash equivalents were $17.6 million and $15.5 million at March 31, 2010 and 2009, respectively.  Cash flows provided by operating activities for the three months ended March 31, 2010 and 2009 were $8.3 million and $18.0 million, respectively.  The decrease in cash flows from operating activities of $9.7 million is primarily attributable to the effect of the timing of receipt of revenues and payment of expenses.

Cash used in investing activities for the three months ended March 31, 2010 and 2009 were $5.1 million and $1.8 million, respectively.  The increase in cash used in investing activities of $3.3 million is primarily due to the effect of property sales in 2009 offset by a reduction in improvements to real estate and development costs in 2010.

Cash used in financing activities for the three months ended March 31, 2010 and 2009 were $6.3 million and $16.1 million, respectively.  The decrease in cash used in financing activities of $9.8 million is primarily attributable to additional bank borrowings related to the refinancing of a mortgage in 2010 and a reduction in dividends paid on common stock.

Liquidity. The Company plans to continue pursuing the acquisition of additional investments that meet the Company's investment criteria and intends to use the Company's line of credit, proceeds from the refinancing of mortgages, proceeds from the sale of non-strategic assets, proceeds from the sale of portions of owned assets through joint ventures, possible sales of securities and cash balances to fund those acquisitions.

The Company's cash flows are exposed to interest rate changes primarily as a result of its line of credit used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows at fixed rates, but also utilizes an unsecured revolving credit facility, an unsecured term loan and an unsecured line of credit (collectively, "the Company's line of credit").

The Company's line of credit allows Parkway to borrow up to a combined $311.0 million and it matures in April 2011.  At March 31, 2010, the Company had a total of $126.1 million outstanding under its line of credit as follows (in thousands):

				Outstanding
Line of Credit	Lender	Interest Rate	Maturity	Balance
$15.0 million unsecured line of credit (1)	PNC Bank	2.2%	04/27/11	$1,123
$236.0 million unsecured line of credit (2)	Wells Fargo	3.5%	04/27/11	65,000
$60.0 million unsecured term loan (3)	Wells Fargo	4.8%	04/27/11	60,000
		4.1%		$126,123

(1)           The interest rate on the $15.0 million unsecured line of credit with PNC Bank is currently LIBOR plus 200 basis points. The Company pays fees on the unused portion of the line of 25 basis points.

(2)           The $236.0 million unsecured line of credit is led by Wells Fargo and syndicated to eight other banks. The interest rate on the line of credit is currently LIBOR plus 115 basis points or the Prime interest rate plus 25 basis points. At March 31, 2010, all amounts outstanding under the line of credit with interest rates not fixed by an interest rate swap agreement were borrowed at LIBOR plus 115 basis points. The Company pays an annual administration fee of $35,000 and fees on the unused portion of the revolver ranging between 12.5 and 20 basis points based upon overall Company leverage, with the rate set at 20 basis points at March 31, 2010.

(3)           The $60.0 million unsecured term loan is led by Wells Fargo and syndicated to eight other banks. The interest rate on the term loan is fixed by an interest rate swap agreement. Excluding the interest rate swap agreement, the interest rate on the term loan is LIBOR plus 115 basis points.

To protect against the potential for rapidly rising interest rates, the Company entered into interest rate swap agreements in 2008.  The Company designated the swaps as hedges of the variable interest rates on the Company's borrowings under the Wells Fargo unsecured revolving credit facility and a portion of the debt placed on the Pinnacle at Jackson Place.  These swaps are considered to be fully effective and changes in the fair value of the swaps are recognized in accumulated other comprehensive income.  The Company's interest rate hedge contracts at March 31, 2010 and 2009 are summarized as follows (in thousands):

						Fair Market Value
						Liability
Type of	Balance Sheet	Notional	Maturity		Fixed	March 31
Hedge	Location	Amount	Date	Reference Rate	Rate	2010	2009
Swap	Accounts payable
	and other liabilities	$100,000	03/31/11	1-month LIBOR	4.785%	$(3,170)	$(5,119)
Swap	Accounts payable
	and other liabilities	$23,500	12/01/14	1-month LIBOR	5.800%	(1,622)	(2,237)
						$(4,792)	$(7,356)

At March 31, 2010, the Company had $824.1 million in mortgage notes payable with an average interest rate of 5.9% secured by office properties and $126.1 million drawn under the Company's line of credit. Parkway's pro rata share of unconsolidated joint venture debt was $2.5 million with an average interest rate of 5.8% at March 31, 2010.  During the fourth quarter of 2009, the Company fully reserved its investment in the RubiconPark I, LLC joint venture.  The Company's investment includes a 13.85% interest in a non-recourse first mortgage, or $7.1 million, which is not reflected in Parkway's share of unconsolidated joint venture debt as a result of this write-off.

The Company monitors the total debt to total asset value ratio as defined in the loan agreements for the Company's line of credit. In addition to the total debt to total asset value ratio, the Company also monitors interest, fixed charge and modified fixed charge coverage ratios, as well as the debt to EBITDA multiple. The interest coverage ratio is computed by comparing the cash interest accrued to EBITDA. The interest coverage ratio for the three months ended March 31, 2010 and 2009 was 3.10 and 2.67 times, respectively. The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA. The fixed charge coverage ratio for the three months ended March 31, 2010 and 2009 was 2.16 and 1.90 times, respectively. The modified fixed charge coverage ratio is computed by comparing the cash interest accrued and preferred dividends paid to EBITDA. The modified fixed charge coverage ratio for the three months ended March 31, 2010 and 2009 was 2.78 and 2.40 times, respectively. The debt to EBITDA multiple is computed by comparing Parkway's share of total debt to EBITDA for a trailing 12-month period.  The debt to EBITDA multiple for the twelve months ended March 31, 2010 and 2009 was 6.19 and 7.26 times, respectively. Management believes the total debt to total asset value, interest coverage, fixed charge coverage, modified fixed charge coverage and the debt to EBITDA multiple provide useful information on total debt levels as well as the Company's ability to cover interest, principal and/or preferred dividend payments with current income.

The table below presents the principal payments due and weighted average interest rates for the mortgage notes payable at March 31, 2010 (in thousands).

	Total		Recurring
	Mortgage	Balloon	Principal
	Maturities	Payments	Amortization
Schedule of Mortgage Maturities by Years:
2010*	$76,759	$66,411	$10,348
2011	113,486	102,694	10,792
2012	65,827	56,738	9,089
2013	9,279	-	9,279
2014	9,886	-	9,886
2015	37,215	26,857	10,358
Thereafter	511,655	489,812	21,843
Total	$824,107	$742,512	$81,595
Fair value at 03/31/10	$799,900

*Remaining nine months

On February 8, 2010, the Company completed a $35.0 million non-recourse, fixed-rate first mortgage loan related to the refinance of a $60.0 million recourse mortgage that was scheduled to mature in May 2010.  The loan bears interest at 7.25% and is secured by the Company's Capital City Plaza building in Atlanta, Georgia.  The loan matures in March 2017 and includes the option to be prepaid at the end of five years at a cost of 1% of the outstanding loan balance.  The Company used its existing line of credit to pay the $25.0 million difference on the maturing loan.

On April 15, 2010, the Company sold One Park Ten, a 163,000 square foot office property in Houston, Texas, for a gross sales price of approximately $15.7 million.  Parkway received net cash proceeds from the sale of approximately $4.8 million which were used to reduce amounts outstanding under the Company's line of credit. The $8.7 million first mortgage was assumed by the buyer, and Parkway is also providing a $1.5 million seller-financing loan, which bears interest at 7.25% with interest-only payments through maturity in  June 2012.

On April 30, 2010, the Company paid off $17.2 million in mortgage notes payable secured by two office properties in Houston, Texas and one office property in Atlanta, Georgia, utilizing its line of credit.  The mortgage had an interest rate of 5.3% and was scheduled to mature on May 1, 2010.  In the second quarter of 2010, the Company expects to place a $23.0 million ten-year non-recourse first mortgage with a fixed interest rate of 6.3%, secured by the Citrus Center office property in Orlando, Florida.  The proceeds will be used to reduce amounts outstanding on the Company's line of credit.

The Company presently has plans to make recurring capital expenditures to its office properties in 2010 of approximately $45.0 to $50.0 million on a consolidated basis, with approximately $38.0 million to $43.0 million representing Parkway's proportionate share of recurring capital improvements.  During the three months ended March 31, 2010, the Company incurred $4.9 million in recurring capital expenditures on a consolidated basis, with $4.6 million representing Parkway's proportionate share.  These costs include tenant improvements, leasing costs and recurring building improvements.  Additionally, the Company plans to make improvements related to upgrades on properties acquired in recent years that were anticipated at the time of purchase and major renovations that are nonrecurring in nature to office properties in 2010 of approximately $4.0 million to $6.0 million.  During the three months ended March 31, 2010, the Company incurred $1.3 million related to upgrades and major renovations, with $705,000 representing Parkway's proportionate share.  All such improvements are expected to be financed by cash flow from the properties, capital expenditure escrow accounts, advances from the Company's line of credit and contributions from partners.

                 In the budgeting and planning process for 2010, the Company contemplated its overall capital needs and the opportunities that are anticipated over the next few years in light of the sources of capital that are available to us.  The Company believes it is advisable to make more discretionary capital available at this point in the cycle for acquisition opportunities, both on behalf of Texas Fund II and other opportunities that may arise outside of the fund.  This led to the decision to raise an additional $22 million per annum in capital by reducing the common stock dividend to $0.30 per share per annum, which approximates projected 2010 taxable income. Many factors weighed into the Company's decision to make this large dividend adjustment.  First, the increased costs associated with leasing the Company's existing and future vacancies during this recessionary cycle; second, the desire to further improve the balance sheet to meet capital structure goals; third, to make available additional capital for the investments the Company is now seeing in the market place for Texas Fund II; and finally, to give the Company more discretionary capital available at this point in the cycle for acquisition opportunities that might be seen outside of Texas Fund II.

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

Contractual Obligations

See information appearing under the caption "Financial Condition - Notes Payable to Banks and Mortgage Notes Payable" in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of changes in long-term debt since December 31, 2009.

Funds From Operations

Management believes that funds from operations available to common stockholders ("FFO") is an appropriate measure of performance for equity REITs and computes this measure in accordance with the National Association of Real Estate Investment Trusts' ("NAREIT") definition of FFO. Funds from operations is defined by NAREIT as net income (computed in accordance with GAAP), excluding gains or losses from sales of property and extraordinary items under GAAP, plus depreciation and amortization, and after adjustments to derive the Company's pro rata share of FFO of consolidated and unconsolidated joint ventures. Further, the Company does not adjust FFO to eliminate the effects of non-recurring charges. The Company believes that FFO is a meaningful supplemental measure of its operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses. However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient. Thus, NAREIT created FFO as a supplemental measure of operating performance for real estate investment trusts that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. The Company believes that the use of FFO, combined with the required GAAP presentations, has been beneficial in improving the understanding of operating results of real estate investment trusts among the investing public and making comparisons of operating results among such companies more meaningful. FFO as reported by Parkway may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition. Funds from operations do not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States and is not an indication of cash available to fund cash needs. Funds from operations should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

The following table presents a reconciliation of the Company's net income (loss) to FFO for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended
	March 31
	2010	2009
Net income (loss)	$2,543	$(789)
Adjustments to net income (loss):
Preferred dividends	(1,200)	(1,200)
Depreciation and amortization	22,742	23,580
Noncontrolling interest depreciation and amortization	(4,346)	(5,998)
Adjustments for unconsolidated joint ventures	83	196
Loss on sale of real estate	-	70
Funds from operations available to common stockholders	$19,822	$15,859

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

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that at the end of the Company's most recent fiscal quarter, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

During the period covered by this report, the Company reviewed its internal controls, and there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On Friday, April 23, 2010, the Company received notice of a complaint to the Occupational Safety and Health Administration ("OSHA") initiated by former Chief Financial Officer, J. Mitchell Collins, whose employment with the Company terminated effective February 5, 2010.  The Company believes these allegations are without basis in fact or law and will vigorously defend its prior actions and the Company's reputation using the prescribed OSHA administrative process.  Management believes the final outcome of this complaint will not have a material adverse effect on the Company's financial statements and that the Company carries adequate amounts of applicable insurance to cover such employment disputes.  During the first quarter of 2010, the Company recorded a $545,000 reserve, which represents the sum of the insurance deductibles under the various insurance policies that would cover the matter, if needed.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Parkway's Form 10-K for the year ended December 31, 2009. For a full description of these risk factors, please refer to Item 1A-Risk Factors, in the 2009 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			Total Number	Maximum Number
			of Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs

01/01/10 to 01/31/10	25,345(1)	$20.82	-	-
02/01/10 to 02/28/10	8,728(1)	17.02	-	-
03/01/10 to 03/31/10	-	-	-	-
Total	34,073	$19.88	-	-

(1)  As permitted under the Company's equity compensation plan, these shares were withheld by the Company to satisfy tax withholding obligations for employees in connection with the vesting of stock. Shares withheld for tax withholding obligations do not affect the total number of shares available for repurchase under any approved common stock repurchase plan. At March 31, 2010, the Company did not have an authorized stock repurchase plan in place.

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

DATE: May 10, 2010                                                                                                                                                                                    PARKWAY PROPERTIES, INC.

                                                                                                                                                                                                                     BY: /s/ Mandy M. Pope

                                                                                                                                                                                                                     Mandy M. Pope, CPA

                                                                                                                                                                                                                     Chief Accounting Officer