Form 10-Q
period 2010-06-30
PARKWAY PROPERTIES INC
filed 2010-08-05
CIK 729237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended June 30, 2010
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

Yes ☐ No ☑

21,921,506 shares of Common Stock, $.001 par value, were outstanding at July 30, 2010.

PARKWAY PROPERTIES, INC.

FORM 10-Q

TABLE OF CONTENTS

FOR THE QUARTER ENDED JUNE 30, 2010

		Page
Part I. Financial Information
Item 1.	Financial Statements

	Consolidated Balance Sheets, June 30, 2010 and December 31, 2009	3

	Consolidated Statements of Operations for the Three Months and Six Months Ended
	June 30, 2010 and 2009	4

	Consolidated Statement of Changes in Equity for the Six Months Ended
	June 30, 2010	6

	Consolidated Statements of Cash Flows for the Six Months Ended
	June 30, 2010 and 2009	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

Part II. Other Information

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 6.	Exhibits	35

Signatures

Authorized Signatures		35

PARKWAY PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

 (In thousands, except share and per share data)

	June 30	December 31
	2010	2009
	(Unaudited)
Assets
Real estate related investments:
Office and parking properties	$1,738,019	$1,738,040
Land held for development	609	609
Accumulated depreciation	(359,991)	(336,759)
	1,378,637	1,401,890

Land available for sale	750	750
Mortgage loans	9,968	8,126
Investment in unconsolidated joint ventures	2,731	2,512
	1,392,086	1,413,278

Rents receivable and other assets	119,160	116,437
Intangible assets, net	54,265	61,734
Cash and cash equivalents	20,674	20,697
	$1,586,185	$1,612,146

Liabilities
Notes payable to banks	$124,142	$100,000
Mortgage notes payable	807,052	852,700
Accounts payable and other liabilities	84,848	88,614
	1,016,042	1,041,314

Equity
Parkway Properties, Inc. stockholders' equity:
8.00% Series D Preferred stock, $.001 par value,
2,400,000 shares authorized, issued and outstanding	57,976	57,976
Common stock, $.001 par value, 67,600,000 shares authorized, 21,584,145
and 21,624,228 shares issued and outstanding in 2010 and 2009, respectively	22	22
Common stock held in trust, at cost, 58,134 and 71,255 shares in 2010 and
2009, respectively	(1,896)	(2,399)
Additional paid-in capital	515,383	515,398
Accumulated other comprehensive loss	(4,640)	(4,892)
Accumulated deficit	(108,164)	(111,960)
Total Parkway Properties, Inc. stockholders' equity	458,681	454,145
Noncontrolling interest - real estate partnerships	111,462	116,687
Total equity	570,143	570,832
	$1,586,185	$1,612,146

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	June 30
	2010	2009
	(Unaudited)
Revenues
Income from office and parking properties	$62,272	$66,516
Management company income	336	731
Total revenues	62,608	67,247

Expenses
Property operating expenses	29,648	31,548
Depreciation and amortization	21,510	21,720
Management company expenses	641	632
General and administrative	1,712	1,369
Total expenses	53,511	55,269

Operating income	9,097	11,978

Other income and expenses
Interest and other income	365	309
Equity in earnings of unconsolidated joint ventures	87	227
Gain on involuntary conversion	-	279
Gain on sale of real estate	8,518	540
Interest expense	(13,846)	(14,050)

Income (loss) from continuing operations	4,221	(717)
Net loss attributable to noncontrolling interest - real estate partnerships	2,638	1,637

Net income for Parkway Properties, Inc.	6,859	920
Dividends on preferred stock	(1,200)	(1,200)
Net income (loss) available to common stockholders	$5,659	$(280)

Net income (loss) per common share attributable to Parkway Properties, Inc.:
Basic net income (loss) attributable to Parkway Properties, Inc.	$0.26	$(0.01)
Diluted net income (loss) attributable to Parkway Properties, Inc.	$0.26	$(0.01)

Weighted average shares outstanding:
Basic	21,410	19,457
Diluted	21,515	19,457

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Six Months Ended
	June 30
	2010	2009
	(Unaudited)
Revenues
Income from office and parking properties	$132,041	$134,277
Management company income	746	1,146
Total revenues	132,787	135,423

Expenses
Property operating expenses	61,014	65,458
Depreciation and amortization	44,252	45,300
Management company expenses	1,385	1,133
General and administrative	3,720	2,951
Total expenses	110,371	114,842

Operating income	22,416	20,581

Other income and expenses
Interest and other income	750	611
Equity in earnings of unconsolidated joint ventures	192	427
Gain on involuntary conversion	-	742
Gain on sale of real estate	8,518	470
Interest expense	(27,699)	(28,101)

Income (loss) from continuing operations	4,177	(5,270)
Net loss attributable to noncontrolling interest - real estate partnerships	5,225	5,401

Net income for Parkway Properties, Inc.	9,402	131
Dividends on preferred stock	(2,400)	(2,400)
Net income (loss) available to common stockholders	$7,002	$(2,269)

Net income (loss) per common share attributable to Parkway Properties, Inc.:
Basic net income (loss) attributable to Parkway Properties, Inc.	$0.33	$(0.13)
Diluted net income (loss) attributable to Parkway Properties, Inc.	$0.33	$(0.13)

Weighted average shares outstanding:
Basic	21,400	17,262
Diluted	21,512	17,262

 See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In thousands, except share and per share data)

(Unaudited)

			Parkway Properties, Inc. Stockholders
					Accumulated		Noncontrolling
			Common	Additional	Other		Interest -
	Preferred	Common	Stock Held	Paid-In	Comprehensive	Accumulated	Real Estate	Total
	Stock	Stock	in Trust	Capital	Loss	Deficit	Partnerships	Equity
Balance at December 31, 2009	$57,976	$22	$(2,399)	$515,398	$(4,892)	$(111,960)	$116,687	$570,832
Comprehensive income
Net income (loss)	-	-	-	-	-	9,402	(5,225)	4,177
Change in fair value of interest
rate swaps	-	-	-	-	252	-	-	252
Total comprehensive income	-	-	-	-	-	-	-	4,429
Common dividends declared -
$0.15 per share	-	-	-	-	-	(3,206)	-	(3,206)
Preferred dividends declared -
$1.00 per share	-	-	-	-	-	(2,400)	-	(2,400)
Share-based compensation	-	-	-	391	-	-	-	391
15,214 shares issued in lieu of Directors' Fees	-	-	-	285	-	-	-	285
Issuance costs for shelf registration	-	-	-	(14)	-	-	-	(14)
Purchase of Company stock - 34,073 shares withheld to satisfy tax withholding obligation in connection with the vesting of restricted stock	-	-	-	(677)	-	-	-	(677)
Distribution of 17,125 shares of common stock from deferred compensation plan	-	-	578	-	-	-	-	578
Contribution of 4,004 shares of common stock to deferred compensation plan	-	-	(75)	-	-	-	-	(75)

Balance at June 30, 2010	$57,976	$22	$(1,896)	$515,383	$(4,640)	$(108,164)	$111,462	$570,143

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30
	2010	2009
	(Unaudited)
Operating activities
Net income (loss)	$4,177	$(5,270)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	44,252	45,300
Amortization of above (below) market leases	19	(90)
Amortization of loan costs	924	1,225
Amortization of mortgage loan discount	(342)	(293)
Share-based compensation expense	391	1,281
Operating distributions from unconsolidated joint ventures	-	323
Net gain on real estate and involuntary conversion	(8,518)	(1,212)
Equity in earnings of unconsolidated joint ventures	(192)	(427)
Increase in deferred leasing costs	(2,742)	(4,463)
Changes in operating assets and liabilities:
Change in receivables and other assets	(5,667)	5,753
Change in accounts payable and other liabilities	(1,612)	(4,430)

Cash provided by operating activities	30,690	37,697

Investing activities
Reimbursements from real estate related investments	-	707
Proceeds from sale of real estate	4,758	15,542
Proceeds from property insurance settlement	-	1,855
Real estate development	-	(4,507)
Improvements to real estate related investments	(15,579)	(12,215)

Cash provided by (used in) investing activities	(10,821)	1,382

Financing activities
Principal payments on mortgage notes payable	(94,982)	(28,377)
Proceeds from long-term financing	58,000	18,500
Proceeds from bank borrowings	63,674	35,555
Payments on bank borrowings	(39,532)	(121,495)
Debt financing costs	(737)	(307)
Purchase of Company stock	(677)	(42)
Dividends paid on common stock	(3,224)	(11,880)
Dividends paid on preferred stock	(2,400)	(2,400)
Contributions from noncontrolling interest partners	-	57
Proceeds (issuance costs) from stock offering and shelf registration	(14)	84,459

Cash used in financing activities	(19,892)	(25,930)

Change in cash and cash equivalents	(23)	13,149

Cash and cash equivalents at beginning of period	20,697	15,318

Cash and cash equivalents at end of period	$20,674	$28,467

See notes to consolidated financial statements.

Parkway Properties, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2010

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

The accompanying unaudited condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. The financial statements should be read in conjunction with the 2009 annual report and the notes thereto.

The balance sheet at December 31, 2009 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by United States GAAP for complete financial statements.

The Company has evaluated all subsequent events through the issuance date of the financial statements.

Effective January 1, 2010, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2009-16, "Topic 860 - Transfers and Servicing" ("ASU 2009-16"), which amends and codifies SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," by: eliminating the concept of a qualifying special-purpose entity ("QSPE"); clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale; amending and clarifying the unit of account eligible for sale accounting; and requiring that a transferor initially measure at fair value and recognize all assets obtained (for example, beneficial interests) and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale.  Additionally, on and after the effective date, existing QSPEs (as defined under previous accounting standards) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance.  This standard requires enhanced disclosures about, among other things, a transferor's continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor's assets that continue to be reported in the consolidated balance sheets.  The application of ASU 2009-16 did not have a material impact on the Company's overall financial position and results of operations upon adoption.

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

The computation of diluted EPS is as follows (in thousands, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Numerator:
Basic and diluted net income (loss)
available to common stockholders	$5,659	$(280)	$7,002	$(2,269)

Denominator:
Basic weighted average shares	21,410	19,457	21,400	17,262
Effect of employee stock options, deferred incentive share units and
restricted shares	105	-	112	-
Dilutive weighted average shares	21,515	19,457	21,512	17,262
Diluted income (loss) per share attributable to Parkway Properties, Inc.	$0.26	$(0.01)	$0.33	$(0.13)

Consolidated income from continuing operations was $4.2 million for the three months ended June 30, 2010 compared to a loss from continuing operations of $717,000  for the three months ended June 30, 2009.  Income from continuing operations attributable to Parkway Properties, Inc. was $6.9 million and $920,000 for the three months ended June 30, 2010 and 2009, respectively.   Loss from continuing operations attributable to noncontrolling interests was $2.6 million and $1.6 million for the three months ended June 30, 2010 and 2009, respectively.

Consolidated income from continuing operations was $4.2 million for the six months ended June 30, 2010 compared to a loss from continuing operations of $5.3 million  for the six months ended June 30, 2009.  Income from continuing operations attributable to Parkway Properties, Inc. was $9.4 million and $131,000 for the six  months ended June 30, 2010 and 2009, respectively.   Loss from continuing operations attributable to noncontrolling interests was $5.2 million and $5.4 million for the six months ended June 30, 2010 and 2009, respectively.

The computation of diluted EPS for the three months and six months ended June 30, 2009 did not include the effect of employee stock options, deferred incentive share units and restricted shares because their inclusion would have been anti-dilutive.

Note C - Supplemental Cash Flow Information and Schedule of Non-Cash Investing and Financing Activity

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

	Six Months Ended
	June 30
	2010	2009
	(in thousands)
Supplemental cash flow information:
Cash paid for interest	$26,719	$27,102
Supplemental schedule of non-cash investing and financing activity:
Mortgage note payable transferred to purchaser	(8,666)	-
Mortgage loan issued to purchaser	(1,500)	-
Restricted shares and deferred incentive share units issued (forfeited)	(598)	3,066
Shares issued in lieu of Directors' fees	285	42

Note D - Dispositions

                On April 15, 2010, the Company sold One Park Ten, a 163,000 square foot office property in Houston, Texas for a gross sales price of $15.7 million.  Parkway received net cash proceeds from the sale of $4.8 million, which were used to reduce amounts outstanding under the Company's line of credit.  The Company recognized a gain on the sale of $8.5 million during the second quarter of 2010.  In connection with the sale of One Park Ten, the $8.7 million first mortgage was assumed by the buyer and the Company seller-financed a $1.5 million note receivable that bears interest at 7.25% per annum on an interest-only basis through maturity in June 2012.  Parkway Realty Services, LLC, a subsidiary of the Company, was retained to provide management services for the property. Therefore, all revenue and expense for this property is included as a component of continuing operations.

Note E - Mortgage Loans

The Company owns the B participation piece (the "B piece") of a first mortgage secured by an 844,000 square foot office building in Dallas, Texas known as 2100 Ross at an original cost of $6.9 million. The B piece was originated by Wachovia Bank, N.A., a Wells Fargo Company, and has a face value of $10.0 million and a stated coupon rate of 6.065%. Upon maturity in May 2012, the Company will receive a principal payment of $10.0 million, which produces a yield to maturity of 15.6%.  The carrying amount of the mortgage loan was $8.5 million at June 30, 2010.

In connection with the sale of One Park Ten, the Company seller-financed a $1.5 million note receivable that bears interest at 7.25% per annum on an interest-only basis through maturity in June 2012.  The carrying amount of the mortgage loan was $1.5 million at June 30, 2010.

            On July 30, 2010, the Company purchased a first mortgage loan secured by three properties owned by RubiconPark I, LLC from Special Servicer J. E. Robert Co. Inc. for $35.0 million.  Rubicon US REIT owns an 80% interest in RubiconPark I, LLC, and Parkway Properties, LP owns the remaining 20%.  The loan has a $2.0 million rollover reserve which was credited to Parkway at closing, for a net purchase price of $33.0 million.  This loan was originated by Bear Stearns Commercial Mortgage, Inc. and had a principal balance of $51.0 million at July 30, 2010.  The purchase of the loan was funded using Parkway's line of credit.  The loan is secured by two office properties in Atlanta, Georgia, totaling 235,000 square feet and a three-building office complex in Charlotte, North Carolina, totaling 326,000 square feet.  The loan matures on January 1, 2012, and bears interest at a stated rate of 4.9%.

Note F - Investment in Unconsolidated Joint Ventures

In addition to the 58 office and parking properties included in the consolidated financial statements, the Company is also invested in four unconsolidated joint ventures with unrelated investors. These investments are accounted for using the equity method of accounting, as Parkway does not control any of these joint ventures. Accordingly, the assets and liabilities of the joint ventures are not included on Parkway's consolidated balance sheets at June 30, 2010 and December 31, 2009. Information relating to these unconsolidated joint ventures is detailed below (in thousands).

			Parkway's
			Ownership	Square	Percentage
Joint Venture Entity	Property Name	Location	Interest	Feet	Leased
Wink-Parkway Partnership	Wink Building	New Orleans, LA	50.0%	32	7.6%
Parkway Joint Venture, LLC ("Jackson JV")	UBS Building/River Oaks	Jackson, MS	20.0%	167	86.3%
RubiconPark I, LLC ("Rubicon JV")	Lakewood/Falls Pointe	Atlanta, GA
	Carmel Crossing	Charlotte, NC	20.0%	561	76.1%
RubiconPark II, LLC ("Maitland JV")	Maitland 200	Orlando, FL	20.0%	204	95.9%
				964	79.8%

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

            At June 30, 2010 and December 31, 2009, the Company's investment in unconsolidated joint ventures was $2.7 million or 0.2% of total assets and $2.5 million or 0.2% of total assets, respectively

In most cases the Company's share of debt related to its unconsolidated joint ventures is the same as its ownership percentage in the venture.  However, in the case of the Rubicon JV and Maitland JV, the Company's share of debt is disproportionate to its ownership percentage.  The disproportionate debt structure was created to meet the financing criteria of the Company's partner.  In the Rubicon JV, Parkway owns a 20% interest in the venture but assumed 13.85% of the debt.  In the Maitland JV, the Company owns a 20% interest in the venture and assumed none of the debt. The terms related to Parkway's share of unconsolidated joint venture mortgage debt are summarized below for June 30, 2010 and December 31, 2009 (in thousands):

				Parkway's	Monthly	Loan	Loan
	Type of			Share	Debt	Balance	Balance
Description	Debt Service	Interest Rate	Maturity	of Debt	Service	6/30/10	12/31/09
Maitland JV	Amortizing	4.390%	06/01/11	0.00%	$-	$-	$-
Rubicon JV (1)	Amortizing	4.865%	01/01/12	13.85%	-	-	-
Jackson JV	Amortizing	5.840%	07/01/15	20.00%	12	2,491	2,507
					$12	$2,491	$2,507
Weighted Average Interest Rate at End of Year						5.840%	5.840%

Parkway's share of the scheduled principal payments on mortgage debt for the unconsolidated joint ventures for each of the next five years and thereafter through maturity at June 30, 2010 are as follows (in thousands):

Schedule of Mortgage Maturities by Year:	Maitland JV	Rubicon JV (1)	Jackson JV	Total
2010 (remaining 6 months)	$-	$-	$16	$16
2011	-	-	35	35
2012	-	-	37	37
2013	-	-	39	39
2014	-	-	41	41
2015	-	-	2,323	2,323
	$-	$-	$2,491	$2,491

(1)  During the fourth quarter of 2009, Parkway recognized a full impairment loss on its investment in the Rubicon JV.  Therefore, the Company has excluded its share of debt in the Rubicon JV of $7.1 million at June 30, 2010 and December 31, 2009 in the schedule above.

Note G - Capital and Financing Transactions

At June 30, 2010, the Company had a total of $124.1 million outstanding under the line of credit and was in compliance with all loan covenants under each credit facility. The Company's line of credit allows borrowing up to a combined $311.0 million subject to certain loan covenants, at either the 30-day LIBOR interest rate plus 130 basis points or the Prime interest rate plus 25 basis points. At June 30, 2010, all amounts outstanding under the line of credit not fixed by an interest rate swap agreement are borrowed against the LIBOR interest rate plus 130 basis points.

Mortgage notes payable at June 30, 2010 totaled $807.1 million with an average interest rate of 5.9% and were secured by office properties.

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

On April 15, 2010, the Company sold One Park Ten, a 163,000 square foot office property in Houston, Texas, for a gross sales price of $15.7 million.  Parkway received net cash proceeds of $4.8 million which were used to reduce amounts outstanding on the Company's line of credit.  In connection with the sale, the buyer assumed the $8.7 million first mortgage secured by the office property.  The mortgage carried an interest rate of 7.1% per annum and was scheduled to mature in June 2012.  During the second quarter of 2010, the Company recognized a $136,000 loss on the extinguishment of debt associated with the buyer's assumption of the mortgage.

            On April 30, 2010, the Company paid off a $17.2 million mortgage note payable secured by two office properties in Houston, Texas and one office property in Atlanta, Georgia, utilizing its line of credit.  The mortgage had an interest rate of 5.3% and was scheduled to mature on May 1, 2010.

            On May 28, 2010, the Company placed a $23.0 million ten-year, non-recourse first mortgage with a fixed interest rate of 6.3%, and the proceeds were used to reduce amounts outstanding under the Company's line of credit.  The mortgage is secured by Citrus  Center, a 261,000 square foot office property in Orlando, Florida.

Upon maturity, on June 1, 2010, the Company paid off its share and its partner's share of a $10.6 million mortgage note payable secured by the Toyota Center, a 175,000 square foot office property in Memphis, Tennessee, utilizing its line of credit.   The mortgage had an interest rate of 7.9%. The Toyota Center office property is owned by Moore Building Associates, LP, a consolidated joint venture of which the Company acts as the general partner.

On July 8, 2010, the company placed a $12.0 million ten-year, non-recourse first mortgage with a fixed interest rate of 6.5% secured by the Stein Mart office building, a 196,000 square foot office property in Jacksonville, Florida.  The proceeds were used to reduce amounts outstanding under the Company's line of credit.

Note H - Noncontrolling Interest - Real Estate Partnerships

The Company has an interest in three joint ventures that are included in its consolidated financial statements. Information relating to these consolidated joint ventures is detailed below.

		Parkway's	Square Feet
Joint Venture Entity and Property Name	Location	Ownership %	(In thousands)
Parkway Moore, LLC/ Moore Building Associates, LP (Toyota Center)	Memphis, TN	75.025%	175
Parkway Properties Office Fund, LP
Desert Ridge Corporate Center	Phoenix, AZ	26.500%	293
Maitland 100	Orlando, FL	25.000%	128
555 Winderley	Orlando, FL	25.000%	102
Gateway Center	Orlando, FL	25.000%	228
BellSouth Building	Jacksonville, FL	25.000%	92
Centurion Centre	Jacksonville, FL	25.000%	88
100 Ashford Center	Atlanta, GA	25.000%	160
Peachtree Ridge	Atlanta, GA	25.000%	161
Overlook II	Atlanta, GA	25.000%	260
Citicorp Plaza	Chicago, IL	40.000%	605
Chatham Centre	Schaumburg, IL	25.000%	206
Renaissance Center	Memphis, TN	25.000%	190
1401 Enclave Parkway	Houston, TX	25.000%	209
Total Parkway Properties Office Fund, LP			2,722
Parkway Properties Office Fund II, LP	-	-	-
Total Consolidated Joint Ventures			2,897

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

In 2008, Parkway formed Parkway Properties Office Fund II, LP ("Texas Teachers Fund II"), a $750.0 million discretionary fund with the Teacher Retirement System of Texas ("TRST"), for the purpose of acquiring high-quality multi-tenant office properties. TRST will be a 70% investor, and Parkway will be a 30% investor in the fund, which will be capitalized with approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt. Parkway's share of the equity contribution for the fund will be $112.5 million and will be funded with operating cash flow, proceeds from asset sales, line of credit advances and/or sales of equity securities. The fund will target investments in office buildings in Houston, Austin, San Antonio, Chicago, Atlanta, Phoenix, Charlotte, Memphis, Nashville, Jacksonville, Orlando, Tampa/St. Petersburg, and Ft. Lauderdale, as well as other growth markets to be determined at Parkway's discretion.

Parkway will serve as the general partner of Texas Teachers Fund II and will provide asset management, property management, and leasing and construction management services to the fund for which it will be paid market-based fees. Parkway will have four years, or through May 2012, to identify and acquire properties, with funds contributed as needed to complete acquisitions. Parkway will exclusively represent the fund in making acquisitions within the target markets and within certain predefined criteria. Parkway may continue to make fee-simple acquisitions in markets outside of the target markets, acquire properties within the target markets that do not meet the fund's specific criteria or sell a full or partial interest in currently owned properties. At June 30, 2010, no investments had been made on behalf of Texas Teachers Fund II.

Noncontrolling interest - real estate partnerships represents the other partners' proportionate share of equity in the partnerships discussed above at June 30, 2010. Income is allocated to noncontrolling interest based on the weighted average percentage ownership during the year.

Note I - Share-Based and Long-Term Compensation

Effective May 1, 2010, the stockholders of the Company approved Parkway's 2010 Omnibus Equity Incentive Plan (the "2010 Equity Plan")  that authorized the grant of up to 600,000 equity based awards to employees and directors of the Company.   The 2010 Equity Plan replaces the Company's 2003 Equity Incentive Plan and the 2001 Non-Employee Directors Equity Compensation Plan.  At present, it is Parkway's intention to grant restricted shares and/or deferred incentive share units instead of stock options although the 2010 Equity Plan authorizes various forms of incentive awards, including options.  The 2010 Equity Plan has a ten-year term.   Restricted shares and deferred incentive share units are valued based on the New York Stock Exchange closing market price of Parkway common shares (NYSE ticker symbol, PKY) as of the date of grant.

Compensation expense, including estimated forfeitures, for service-based awards is recognized over the expected vesting period.  The total compensation expense for the long-term equity incentive awards granted under the FOCUS Plan is based upon the fair market value of the shares on the grant date, adjusted for estimated forfeitures.  The grant date fair value for awards that are subject to a market condition are determined using a simulation pricing model developed to specifically accommodate the unique features of the awards.

Restricted shares and deferred incentive share units are forfeited if an employee leaves the Company before the vesting date except in the case of the employee's death or permanent disability or upon termination following a change of control. Shares and/or units that are forfeited become available for future grant under the 2010 Equity Plan.

Compensation expense related to restricted shares and deferred incentive share units of $391,000 and $1.3 million was recognized for the six months ended June 30, 2010 and 2009, respectively. Total compensation expense related to nonvested awards not yet recognized was $1.2 million at June 30, 2010. The weighted average period over which the expense is expected to be recognized is approximately 1.6 years.

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

On July 1, 2010, 26,500 restricted shares vested and were issued to officers of the Company.  These shares were granted in July 2006 and vested four years from the grant date.

            On July 12, 2010, the Board of Directors approved 345,120 FOCUS Plan long-term equity incentive awards to officers of the Company.  The long-term equity incentive awards consist of 25,380 time-based awards, 179,314 performance-based awards subject to an absolute total return goal, and 140,426 performance-based awards subject to a relative total return goal.

The time-based awards were granted July 12, 2010, and will vest ratably over four years.  The performance-based awards are contingent on the Company meeting goals for compounded annual total return to stockholders ("TRS") over the three year period beginning July 1, 2010.  The performance goals are based upon (i) the Company's absolute compounded annual TRS; and (ii) the Company's absolute compounded annual TRS relative to the compounded annual return of the MSCI US REIT Index calculated on a gross basis ("RMS"), as follows:

	Threshold	Target	Maximum
Absolute Return Goal	10%	12%	14%
Relative Return Goal	RMS + 100 bps	RMS + 200 bps	RMS + 300 bps

With respect to the absolute return goal, 15% of the award is earned if the Company achieves threshold performance and a cumulative 60% is earned for target performance.  With respect to the relative return goal, 20% of the award is earned if the Company achieves threshold performance and a cumulative 55% is earned for target performance.  In each case, 100% of the award is earned if the Company achieves maximum performance or better.  To the extent actually earned, the performance-based awards will vest 50% on each of July 15, 2013 and 2014.

A summary of the Company's restricted shares and deferred incentive share unit activity for the six  months ended June 30, 2010 is as follows:

		Weighted		Weighted
		Average	Deferred	Average
	Restricted	Grant-Date	Incentive	Grant-Date
	Shares	Fair Value	Share Units	Fair Value
Balance at 12/31/09	308,975	$29.94	18,055	$34.08
Vested	(120,941)	30.38	-	-
Forfeited	(21,224)	26.69	(830)	37.67
Balance at 06/30/10	166,810	$30.02	17,225	$33.90

The FOCUS Plan also includes a long-term cash incentive that was designed to reward significant outperformance over the three year period beginning July 1, 2010.  The performance goals for actual payment under the long-term cash incentive will require the Company to (i) achieve an absolute compounded annual TRS that exceeds 14% AND (ii) achieve an absolute compounded annual TRS that exceeds the compounded annual return of the RMS by at least 500 basis points.  Notwithstanding the above goals, in the event the Company achieves an absolute compounded annual TRS that exceeds 19%, then the Company must achieve an absolute compounded annual TRS that exceeds the compounded annual return of the RMS by at least 600 basis points.  The aggregate amount of the cash incentive earned would increase with corresponding increases in the absolute compounded annual TRS achieved by the Company.  There will be a cap on the aggregate cash incentive earned in the amount of $7.1 million.  Achievement of the maximum cash incentive would equate to an absolute compounded annual TRS that approximates 23%, provided that the absolute compounded annual TRS exceeds the compounded annual return of the RMS by at least 600 basis points.  The total compensation expense for the long-term cash incentive awards granted under the FOCUS Plan is based upon the fair market value of the award on the grant date.  The grant date fair value for awards that are subject to a market condition are determined using a simulation pricing model developed to specifically accommodate the unique features of the awards.

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

Cash and cash equivalents

            The carrying amounts for cash and cash equivalents approximated fair value at June 30, 2010 and December 31, 2009.

Mortgage loans receivable

            The Company owns the B participation piece (the "B piece") of a first mortgage secured by an 844,000 square foot office building in Dallas, Texas known as 2100 Ross, and the carrying amount of the mortgage loan was approximately $8.5 million at June 30, 2010.  In connection with the sale of One Park Ten, the Company seller-financed a $1.5 million note receivable, and the carrying amount of the note was $1.5 million at June 30, 2010.  The carrying amount for both mortgage loans approximated fair value at June 30, 2010.

Mortgage notes payable

            The fair value of the mortgage notes payable are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements, which is considered a Level 3 input as defined by ASC 820.  The aggregate fair value of the mortgage notes payable at June 30, 2010 was $817.5 million as compared to its carrying amount of $807.1 million.  The aggregate fair value of the mortgage notes payable at December 31, 2009 was $795.9 million as compared to its carrying amount of $852.7 million.

Notes payable to banks

            The fair value of the Company's notes payable to banks is estimated by discounting expected cash flows at current market rates, which is considered a Level 3 input as defined by ASC 820. The aggregate fair value of the notes payable to banks at June 30, 2010 was $120.8 million as compared to its carrying amount of $124.1 million.  The aggregate fair value of the notes payable to banks at December 31, 2009 was $95.8 million as compared to its carrying amount of $100.0 million.

Interest rate swap agreements

            The fair value of the interest rate swaps is determined by estimating the expected cash flows over the life of the swap using the mid-market rate and price environment as of the last trading day of the reporting period.  This information is considered a Level 2 input as defined by ASC 820.  The aggregate fair value liability of the interest rate swaps at June 30, 2010 and December 31, 2009 was $4.6 million and $4.9 million, respectively

Note K - Subsequent Events

On April 23, 2010, the Company received notice of a complaint to the Occupational Safety and Health Administration ("OSHA") initiated by the Company's former Chief Financial Officer, J. Mitchell Collins, whose employment with the Company terminated on February 5, 2010.  The complaint alleged discriminatory employment practices in violation of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of Sarbanes-Oxley Act of 2002.  The complaint alleged that Mr. Collins was terminated from his position as Chief Financial Officer of the Company as a result of his purportedly engaging in "protected activity" as defined under Section 806 of the Sarbanes-Oxley Act, and sought reinstatement of Mr. Collins' position and unspecified damages from the Company.  Specifically, Mr. Collins alleged that his termination was a result of bringing what he believed to be certain concerns regarding the Company's financial projections to the attention of senior management.   Mr. Collins also alleged that the Company engaged in conduct that violates U.S. federal law, including U.S. federal securities laws by inaccurately describing to the public the events surrounding his February 5, 2010 separation.  Effective July 16, 2010, the Company received a formal notice from the Area Director of OSHA, that Mr. Collins withdrew the Sarbanes-Oxley complaint he filed with OSHA.

            On May 4, 2010, Mr. Collins filed a personal injury lawsuit against the Company in the Circuit Court of Hinds County, Mississippi, alleging defamation, wrongful discharge, conversion, and fraud based on substantially the same factual predicate set forth in the OSHA complaint.  Mr. Collins is seeking compensatory and punitive damages in excess of $10.0 million in the lawsuit.  The Company has carefully reviewed Mr. Collin's personal injury complaint and believes that the allegations made are without basis in fact or law and will vigorously defend the Company's prior actions and reputation.  Management believes the final outcome of this matter will not have a material adverse effect on the Company's financial statements.

            In addition to the personal injury lawsuit, Mr. Collins has also issued a shareholder demand letter to the Company threatening to commence a derivative lawsuit on behalf of the Company against the Company, its directors and officers based on substantially the same allegations as set forth in the personal injury suit. On July 27, 2010, the Company's board of directors designated the audit committee of the board to review and evaluate the claims made in Mr. Collins' demand letter.  The committee has authority and intends to engage independent legal counsel to assist with the review and evaluation of these claims.

During the first quarter of 2010, the Company recorded a $545,000 reserve in connection with Mr. Collins' OSHA complaint.  Management of the Company has reassessed this reserve in light of the withdrawal of the OSHA compliant, the addition of the personal injury lawsuit and receipt of the shareholder demand letter, and determined that the reserve remains adequate.

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

The following is a reconciliation of FFO and net income (loss) available to common stockholders for office properties and total consolidated entities for the three months ended June 30, 2010 and 2009. Amounts presented as "Unallocated and Other" represent primarily income and expense associated with providing management services, corporate general and administration expense, interest expense on unsecured lines of credit and preferred dividends.

	At or for the three months ended June 30, 2010			At or for the three months ended June 30, 2009

	Office	Unallocated		Office	Unallocated
	Properties	and Other	Consolidated	Properties	and Other	Consolidated
	(in thousands)			(in thousands)
Property operating revenues (a)	$62,272	$-	$62,272	$66,516	$-	$66,516
Property operating expenses (b)	(29,648)	-	(29,648)	(31,548)	-	(31,548)
Property net operating income from
continuing operations	32,624	-	32,624	34,968	-	34,968

Management company income	-	336	336	-	731	731
Other income	-	365	365	-	309	309
Interest expense (c)	(12,298)	(1,548)	(13,846)	(12,390)	(1,660)	(14,050)
Management company expenses	-	(641)	(641)	-	(632)	(632)
General and administrative expenses	-	(1,712)	(1,712)	-	(1,369)	(1,369)
Equity in earnings of unconsolidated
joint ventures	87	-	87	227	-	227
Adjustment for depreciation and amortization
-unconsolidated joint ventures	85	-	85	213	-	213
Adjustment for noncontrolling interest
-real estate partnerships	(1,842)	-	(1,842)	(2,679)	-	(2,679)
Dividends on preferred stock	-	(1,200)	(1,200)	-	(1,200)	(1,200)
Gain on involuntary conversion	-	-	-	279	-	279
Funds from operations available to
common stockholders	18,656	(4,400)	14,256	20,618	(3,821)	16,797

Depreciation and amortization	(21,510)	-	(21,510)	(21,720)	-	(21,720)
Depreciation and amortization
-unconsolidated joint ventures	(85)	-	(85)	(213)	-	(213)
Depreciation and amortization
-noncontrolling interest - real
estate partnerships	4,480	-	4,480	4,316	-	4,316
Gain on sale of real estate	8,518	-	8,518	540	-	540
Net income (loss) available to
common stockholders	$10,059	$(4,400)	$5,659	$3,541	$(3,821)	$(280)

Capital expenditures (d)	$12,121	$-	$12,121	$7,953	$-	$7,953

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

The following is a reconciliation of FFO and net income (loss) available to common stockholders for office properties and total consolidated entities for the six months ended June 30, 2010 and 2009. Amounts presented as "Unallocated and Other" represent primarily income and expense associated with providing management services, corporate general and administration expense, interest expense on unsecured lines of credit and preferred dividends.

	At or for the six months ended June 30, 2010			At or for the six months ended June 30, 2009

	Office	Unallocated		Office	Unallocated
	Properties	and Other	Consolidated	Properties	and Other	Consolidated
	(in thousands)			(in thousands)
Property operating revenues (a)	$132,041	$-	$132,041	$134,277	$-	$134,277
Property operating expenses (b)	(61,014)	-	(61,014)	(65,458)	-	(65,458)
Property net operating income from
continuing operations	71,027	-	71,027	68,819	-	68,819

Management company income	-	746	746	-	1,146	1,146
Other income	-	750	750	-	611	611
Interest expense (c)	(24,616)	(3,083)	(27,699)	(24,564)	(3,537)	(28,101)
Management company expenses	-	(1,385)	(1,385)	-	(1,133)	(1,133)
General and administrative expenses	-	(3,720)	(3,720)	-	(2,951)	(2,951)
Equity in earnings of unconsolidated
joint ventures	192	-	192	427	-	427
Adjustment for depreciation and amortization
-unconsolidated joint ventures	168	-	168	409	-	409
Adjustment for noncontrolling interest
-real estate partnerships	(3,601)	-	(3,601)	(4,913)	-	(4,913)
Dividends on preferred stock	-	(2,400)	(2,400)	-	(2,400)	(2,400)
Gain on involuntary conversion	-	-	-	742	-	742
Funds from operations available to
common stockholders	43,170	(9,092)	34,078	40,920	(8,264)	32,656

Depreciation and amortization	(44,252)	-	(44,252)	(45,300)	-	(45,300)
Depreciation and amortization
-unconsolidated joint ventures	(168)	-	(168)	(409)	-	(409)
Depreciation and amortization
-noncontrolling interest - real
estate partnerships	8,826	-	8,826	10,314	-	10,314
Gain on sale of real estate	8,518	-	8,518	470	-	470
Net income (loss) available to
common stockholders	$16,094	$(9,092)	$7,002	$5,995	$(8,264)	$(2,269)
Total assets	$1,572,923	$13,262	$1,586,185	$1,626,029	$22,392	$1,648,421
Office and parking properties	$1,378,637	$-	$1,378,637	$1,419,476	$-	$1,419,476
Investment in unconsolidated joint ventures	$2,731	$-	$2,731	$11,326	$-	$11,326
Capital expenditures (d)	$18,321	$-	$18,321	$16,678	$-	$16,678

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Parkway is a self-administered and self-managed REIT specializing in the acquisition, operation, leasing and ownership of office properties. The Company is geographically focused on the Southeastern and Southwestern United States and Chicago. At July 1, 2010, Parkway owned or had an interest in 64 office properties located in 11 states with an aggregate of approximately 13.2 million square feet of leasable space. Included in the portfolio are 21 properties totaling 3.9 million square feet that are owned jointly with other investors, representing 29.3% of the portfolio. With the office properties owned jointly with other investors, the Company receives fees for asset management, property management, leasing and construction management services and potentially receives incentive fees upon sale if certain investment targets are achieved. Increasing the number of co-investments, and consequently the related fee income, is part of the Company's strategy to transform itself to an operator-owner versus an owner-operator. The strategy capitalizes on the Company's strength in providing excellent service in the operation and acquisition of office properties for investment clients in addition to its direct ownership of real estate assets. Fee-based real estate services are offered through the Company's wholly owned subsidiary, Parkway Realty Services, LLC ("PRS"), which also currently manages and/or leases approximately 2.8 million square feet for third party owners. The Company generates revenue primarily by leasing office space to its customers and providing management and leasing services to third party office property owners (including joint venture interests). The primary drivers behind Parkway's revenues are occupancy, rental rates and customer retention.

Occupancy. Parkway's revenues are dependent on the occupancy of its office buildings. At July 1, 2010, occupancy of Parkway's office portfolio was 85.4% compared to 85.6% at April 1, 2010 and 88.7% at July 1, 2009. Not included in the July 1, 2010 occupancy rate are 19 signed leases totaling 224,000 square feet, which commence during the third and fourth quarters of 2010 and will raise Parkway's percentage leased to 87.1%. To combat rising vacancy, Parkway utilizes innovative approaches to produce new leases. These include the Broker Bill of Rights, a short-form service agreement and customer advocacy programs which are models in the industry and have helped the Company maintain occupancy at a premium above the national occupancy rate of approximately 82%. Parkway currently anticipates an average annual occupancy range of approximately 85.0% to 87.0% during 2010 for its office properties.

Rental Rates. An increase in vacancy rates has the effect of reducing market rental rates and vice versa. Parkway's leases typically have three to seven year terms. As leases expire, the Company replaces the existing leases with new leases at the current market rental rate. At July 1, 2010, Parkway had $1.56 per square foot in rental rate embedded loss in its office property leases. Embedded loss is defined as the difference between the current weighted average in place cash rents and the current weighted average market rental rate.  Parkway currently expects embedded rent loss per square foot to continue to increase in 2010.

            Customer Retention. Keeping existing customers is important as high customer retention leads to increased occupancy, less downtime between leases, and reduced leasing costs. Parkway estimates that it costs five to six times more to replace an existing customer with a new one than to retain the customer. In making this estimate, Parkway takes into account the sum of revenue lost during downtime on the space plus leasing costs, which rise as market vacancies increase. Therefore, Parkway focuses a great deal of energy on customer retention. Parkway's operating philosophy is based on the premise that it is in the customer retention business. Parkway seeks to retain its customers by continually focusing on operations at its office properties. The Company believes in providing superior customer service; hiring, training, retaining and empowering each employee; and creating an environment of open communication both internally and externally with customers and stockholders. Over the past ten years, Parkway maintained an average 71.0% customer retention rate. Parkway's customer retention rate was 69.7% for the quarter ending June 30, 2010, as compared to 57.2% for the quarter ending March 31, 2010, and 68.8% for the quarter ending June 30, 2009.  Customer retention for the six months ended June 30, 2010 and June 30, 2009 was 61.8% and 62.9%, respectively.

            Strategic Planning.  Parkway is a focused office REIT with a hands-on, service-oriented approach, a disciplined capital allocation program and willingness to recycle assets.  However, Parkway continues to focus on the Company's strategy of transforming itself to an operator-owner from an owner-operator, as well as maximizing total return to our stockholders.  In February 2010, the Board of Directors adopted a new three-year operating plan referred to as the "FOCUS" Plan that will be centered around a goal of achieving a 12% compounded annual total return to the Company's stockholders over a three-year period beginning July 1, 2010.  The goals of the FOCUS Plan are as follows:

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

•     Capital Allocation Discipline.  The Company's overall capital structure goal is to achieve a debt to gross asset value ratio of 50%, as determined by using a 10-year historical capitalization rate of approximately 8.5%, and a net debt to EBITDA multiple of 6.5 times or less.  Beyond the balance sheet, capital allocation refers to the Company's goal to exit non-strategic markets through the continuation of its Asset Recycling program.  Most of the properties identified for sale are smaller assets or assets located in smaller markets where Parkway does not have a significant presence.  By the end of the FOCUS plan, the Company's goal is to be invested in larger, higher-quality properties located in higher-rent growth markets through fund and fund-like investments.  The Company will continue to maintain discipline as it relates to managing the balance sheet and the acquisition and disposition of assets.

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

•     Shareholder Returns.  All of the previously mentioned goals funnel to the ultimate goal of the FOCUS Plan, which is to maximize total return to Parkway's shareholders.  The Company has set a goal of achieving a 12% compounded annual total return to its shareholders for the three-year period starting July 1, 2010.

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

On May 14, 2008, Parkway, through affiliated entities, entered into a limited partnership agreement forming a $750.0 million discretionary fund, known as Parkway Properties Office Fund II, L.P., ("Texas Teachers Fund II") with the Teacher Retirement System of Texas ("TRST") for the purpose of acquiring high-quality multi-tenant office properties. TRST is a 70% investor and Parkway is a 30% investor in the fund, which will be capitalized with approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt. Parkway's share of the equity contribution for the fund will be $112.5 million and will be funded with operating cash flow, proceeds from asset sales, line of credit advances and/or sales of equity securities. The Texas Teachers Fund II targets acquisitions in the core markets of Houston, Austin, San Antonio, Chicago, Atlanta, Phoenix, Charlotte, Memphis, Nashville, Jacksonville, Orlando, Tampa/St. Petersburg, and Ft. Lauderdale, as well as other growth markets to be determined at Parkway's discretion.

The Texas Teachers Fund II targets properties with an anticipated leveraged internal rate of return of greater than 10%. Parkway serves as the general partner of the fund and provides asset management, property management, leasing and construction management services to the fund, for which it will be paid market-based fees. Cash will be distributed pro rata to each partner until a 9% annual cumulative preferred return is received and invested capital is returned. Thereafter, 56% will be distributed to TRST and 44% to Parkway. Parkway has four years, or through May 2012, to identify and acquire properties (the "Investment Period"), with funds contributed as needed to close acquisitions. Parkway will exclusively represent the fund in making acquisitions within the target markets and acquisitions with certain predefined criteria. Parkway will not be prohibited from making fee-simple or joint venture acquisitions in markets outside of the target markets, acquiring properties within the target markets that do not meet Texas Teachers Fund II's specific criteria or selling a full or partial interest in currently owned properties. The term of Texas Teachers Fund II will be seven years from the expiration of the Investment Period, with provisions to extend the term for two additional one-year periods at the discretion of Parkway.  At June 30, 2010, no investments had been made on behalf of Texas Teachers Fund II.

Financial Condition

Comments are for the balance sheet dated June 30, 2010 compared to the balance sheet dated December 31, 2009.

Office and Parking Properties. In 2010, Parkway continued the execution of its strategy of operating office properties as well as liquidating non-strategic assets that no longer meet the Company's investment criteria or the Company has determined value will be maximized by selling. The Company delayed new investments in office properties in 2009 until there was further clarity in values but expects that there will be investment opportunities in 2010.  During the six months ended June 30, 2010, total assets decreased $26.0 million or 1.6%.

Dispositions and Improvements.  Parkway's investment in office and parking properties and real estate development decreased $23.3 million net of depreciation to a carrying amount of $1.4 billion at June 30, 2010, and consisted of 58 office and parking properties.  The primary reason for the decrease in office and parking properties relates to the sale of one office property and depreciation recorded during the period, offset by building improvements for the period.

On April 15, 2010, Parkway sold One Park Ten, a 163,000 square foot office property in Houston, Texas, for a gross sales price of $15.7 million.  Parkway received net cash proceeds of $4.8 million which were used to reduce amounts outstanding under the Company's line of credit.  Parkway recognized a gain on the sale of $8.5 million during the second quarter of 2010.  In connection with the sale of One Park Ten, the $8.7 million first mortgage was assumed by the buyer and the Company seller-financed a $1.5 million note receivable that bears interest at 7.25% per annum on an interest-only basis through maturity in June 2012.  PRS was retained to provide management and leasing services for the property.  Therefore, all revenue and expenses for the property are included as a component of continuing operations.

During the six months ended June 30, 2010, the Company capitalized building improvements of $15.6 million and recorded depreciation expense of $33.1 million related to its office and parking properties.

Mortgage Loans.  Parkway's investment in mortgage loans increased $1.8 million or 22.7% for the six months ended June 30, 2010, and is primarily due to the $1.5 million note receivable placed in connection with the sale of One Park Ten as discussed above.

On July 30, 2010, the Company purchased a first mortgage loan secured by three properties owned by RubiconPark I, LLC from Special Servicer J. E. Robert Co. Inc. for $35.0 million.  Rubicon US REIT owns an 80% interest in RubiconPark I, LLC, and Parkway Properties, LP owns the remaining 20%.  The loan has a $2.0 million rollover reserve which was credited to Parkway at closing, for a net purchase price of $33.0 million.  This loan was originated by Bear Stearns Commercial Mortgage, Inc. and had a principal balance of $51.0 million at July 30, 2010.  The purchase of the loan was funded using Parkway's line of credit.  The loan is secured by two office properties in Atlanta, Georgia, totaling 235,000 square feet and a three-building office complex in Charlotte, North Carolina, totaling 326,000 square feet.  The loan matures on January 1, 2012, and bears interest at a stated rate of 4.9%.

Rents Receivable and Other Assets. For the six months ended June 30, 2010, rents receivable and other assets increased $2.7 million or 2.3%. The net increase is primarily due to the increase in escrow bank account balances, which was caused by the contribution of funds in connection with office property capital expenditures, offset by amortization of existing capitalized lease commissions.

Intangible Assets, Net. For the six months ended June 30, 2010, intangible assets net of related amortization decreased $7.5 million or 12.1% and was primarily due to the effect of amortization of existing intangible assets for the period.

Notes Payable to Banks. Notes payable to banks increased $24.1 million or 24.1% during the six months ended June 30, 2010. At June 30, 2010, notes payable to banks totaled $124.1 million, and the net increase is primarily attributable to advances under the line of credit to retire existing debt.

Mortgage Notes Payable. During the six months ended June 30, 2010, mortgage notes payable decreased $45.6 million or 5.4% and is due to the net effect of scheduled principal payments on mortgages of $7.1 million, the transfer of one mortgage to the purchaser of One Park Ten of $8.7 million and the retirement of existing mortgage debt of $87.8 million, offset by the placement of mortgage debt of $58.0 million.

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

            On April 15, 2010, in connection with the sale of One Park Ten in Houston, Texas, the buyer assumed the $8.7 million first mortgage secured by the property.  The mortgage carried an interest rate of 7.1% and was scheduled to mature in June 2012.  During the second quarter of 2010, the Company recorded a $136,000 loss on the extinguishment of debt associated with the buyer's assumption of the mortgage.

            On April 30, 2010, the Company paid off $17.2 million in mortgage notes payable secured by two office properties in Houston, Texas and one office property in Atlanta, Georgia, utilizing its line of credit.  The mortgage had an interest rate of 5.3% and was scheduled to mature on May 1, 2010.

On May 28, 2010, the Company placed a $23.0 million ten-year, non-recourse first mortgage with a fixed interest rate of 6.3%, and the proceeds were used to reduce amounts outstanding under the Company's line of credit.  The mortgage is secured by Citrus Center, a 261,000 square foot office property in Orlando, Florida.

            Upon maturity, on June 1, 2010, the Company paid off its share and its partner's share of a $10.6 million mortgage note payable secured by the Toyota Center, a 175,000 square foot office property in Memphis, Tennessee, utilizing its line of credit. The mortgage had an interest rate of 7.9%.  The Toyota Center office property is owned by Moore Building Associates, LP, a consolidated joint venture of which the Company acts as the general partner.

On July 8, 2010, the Company placed a $12.0 million ten-year, non-recourse first mortgage with a fixed interest rate of 6.5% secured by the Stein Mart office building, a 196,000 square foot office property in Jacksonville, Florida.  The proceeds were used to reduce amounts outstanding under the Company's line of credit.

            The Company expects to continue seeking fixed-rate, non-recourse mortgage financing with maturities from five to ten years typically amortizing over 25 to 30 years on select office building investments as additional capital is needed. The Company monitors the total debt to total asset value ratio as defined in the loan agreements for the $311.0 million unsecured line of credit. In addition to the total debt to total asset value ratio, the Company monitors interest, fixed charge and modified fixed charge coverage ratios and the net debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") multiple. The interest coverage ratio is computed by comparing the cash interest accrued to EBITDA. The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA. The modified fixed charge coverage ratio is computed by comparing cash interest accrued and preferred dividends paid to EBITDA. The net debt to EBITDA multiple is computed by comparing Parkway's share of net debt to EBITDA computed for a trailing 12-month period. Management believes the total debt to total asset value, interest coverage, fixed charge coverage, modified fixed charge coverage and the net debt to EBITDA multiple provide useful information on total debt levels as well as the Company's ability to cover interest, principal and/or preferred dividend payments with current income.  The Company targets a net debt to EBITDA multiple of 6.5 times or less.

The reconciliation of net income to EBITDA and the computation of the interest, fixed charge and modified fixed charge coverage ratios, as well as the debt to EBITDA multiple is as follows for the six  months ended June 30, 2010 and 2009 (in thousands):

	Six Months Ended
	June 30
	2010	2009
	(Unaudited)
Net income	$9,402	$131
Adjustments to net income:
Interest expense	26,586	26,876
Amortization of financing costs	924	1,225
Loss on early extinguishment of debt	189	-
Depreciation and amortization	44,252	45,300
Amortization of share-based compensation	391	1,281
Net gain on real estate and involuntary conversion	(8,518)	(1,212)
Tax expense	117	-
EBITDA adjustments - unconsolidated joint ventures	241	665
EBITDA adjustments - noncontrolling interest in real estate partnerships	(15,049)	(16,587)
EBITDA (1)	$58,535	$57,679

Interest coverage ratio:
EBITDA	$58,535	$57,679
Interest expense:
Interest expense	$26,586	$26,876
Interest expense - unconsolidated joint ventures	73	250
Interest expense - noncontrolling interest in real estate partnerships	(6,084)	(6,134)
Total interest expense	$20,575	$20,992
Interest coverage ratio	2.84	2.75

Fixed charge coverage ratio:
EBITDA	$58,535	$57,679
Fixed charges:
Interest expense	$20,575	$20,992
Preferred dividends	2,400	2,400
Principal payments (excluding early extinguishment of debt)	7,194	6,611
Principal payments - unconsolidated joint ventures	16	73
Principal payments - noncontrolling interest in real estate partnerships	(573)	(416)
Total fixed charges	$29,612	$29,660
Fixed charge coverage ratio	1.98	1.94

Modified fixed charge coverage ratio:
EBITDA	$58,535	$57,679
Modified fixed charges:
Interest expense	$20,575	$20,992
Preferred dividends	2,400	2,400
Total modified fixed charges	$22,975	$23,392
Modified fixed charge coverage ratio	2.55	2.47

Net debt to EBITDA multiple:
EBITDA - trailing 12 months	$116,439	$115,334
Mortgage notes payable	$807,052	$859,704
Notes payable to banks	124,142	100,000
Adjustments for unconsolidated joint ventures	2,491	9,681
Adjustments for noncontrolling interest in real estate partnerships	(212,385)	(216,170)
Parkway's share of total debt	721,300	753,215
Less: Parkway's share of cash	(9,897)	(18,751)
Parkway's share of net debt	$711,403	$734,464
Net debt to EBITDA multiple	6.11	6.37

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

Parkway views EBITDA primarily as a liquidity measure and, as such, the GAAP financial measure most directly comparable to it is cash flows provided by operating activities. Because EBITDA is not a measure of financial performance calculated in accordance with GAAP, it should not be considered in isolation or as a substitute for operating income, net income, or cash flows provided by operating, investing and financing activities prepared in accordance with GAAP. The following table reconciles EBITDA to cash flows provided by operating activities for the six months ended June 30, 2010 and 2009 (in thousands):

	Six Months Ended
	June 30
	2010	2009
EBITDA	$58,535	$57,679
Amortization of above (below) market leases	19	(90)
Amortization of mortgage loan discount	(342)	(293)
Operating distributions from unconsolidated joint ventures	-	323
Interest expense	(26,586)	(26,876)
Loss on early extinguishment of debt	(189)	-
Tax expense	(117)	-
Change in deferred leasing costs	(2,742)	(4,463)
Change in receivables and other assets	(5,667)	5,753
Change in accounts payable and other liabilities	(1,612)	(4,430)
Adjustments for noncontrolling interests	9,824	11,186
Adjustments for unconsolidated joint ventures	(433)	(1,092)
Cash flows provided by operating activities	$30,690	$37,697

Equity. Total equity decreased $689,000 or 0.1% during the six months ended June 30, 2010, as a result of the following (in thousands):

Increase
(Decrease)
Net income attributable to Parkway Properties, Inc.	$9,402
Net loss attributable to noncontrolling interests	(5,225)
Net income	4,177
Change in market value of interest rate swaps	252
Comprehensive income	4,429
Common stock dividends declared	(3,206)
Preferred stock dividends declared	(2,400)
Share-based compensation	391
Shares issued in lieu of Directors' Fees	285
Issuance costs for shelf registration	(14)
Shares withheld to satisfy tax withholding obligation on vesting of restricted stock	(677)
Net shares distributed from deferred compensation plan	503
$(689)

Results of Operations

Comments are for the three months and six months ended June 30, 2010 compared to the three months and six months ended June 30, 2009.

Net income available to common stockholders for the three months ended June 30, 2010 was $5.7 million ($0.26 per basic common share) as compared to net loss available to common stockholders of $280,000 ($0.01 per basic common share) for the three months ended June 30, 2009.  Net income available to common stockholders for the six months ended June 30, 2010 was $7.0 million ($0.33 per basic common share) as compared to net loss available to common stockholders of $2.3 million ($0.13 per basic common share) for the six months ended June 30, 2009.  The primary reasons for the increase in net income available to common stockholders of $9.3 million for the six months ended June 30, 2010 compared to the same period for 2009 is primarily due to the gain on sale of real estate in 2010.  A discussion of other variances for income and expense items that comprise net income (loss) available to common stockholders is discussed in detail below.

Office and Parking Properties. The analysis below includes changes attributable to same-store properties and dispositions of office properties. Same-store properties are consolidated properties that the Company owned for the current and prior year reporting periods, excluding properties classified as discontinued operations. At June 30, 2010, same-store properties consisted of 58 properties comprising 12.2 million square feet.

The following table represents revenue from office and parking properties for the three months and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30				Six Months Ended June 30
			Increase	%			Increase	%
	2010	2009	(Decrease)	Change	2010	2009	(Decrease)	Change
Revenue from office and
parking properties:
Same-store properties	$62,137	$65,340	$(3,203)	-4.9%	$131,908	$132,404	$(496)	-0.4%
Properties disposed	135	1,176	(1,041)	-88.5%	133	1,873	(1,740)	-92.9%
Total revenue from office
and parking properties	$62,272	$66,516	$(4,244)	-6.4%	$132,041	$134,277	$(2,236)	-1.7%

Revenue from office and parking properties for same-store properties decreased $3.2 million and $496,000 for the three months and six months ended June 30, 2010, compared to the same period for 2009. The primary reason for the decrease is due to a decrease in expense reimbursement income as a result of lower property operating expenses and a decrease in average same-store occupancy offset by an increase in lease termination fee income for the three months and six months ended June 30, 2010 compared to the same period in 2009.  Average same-store occupancy decreased 380 basis points for the six months ended June 30, 2010, compared to the same period of 2009.

The following table represents property operating expenses for the three months and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30				Six Months Ended June 30
			Increase	%			Increase	%
	2010	2009	(Decrease)	Change	2010	2009	(Decrease)	Change
Expenses from office
and parking properties:
Same-store properties	$29,697	$30,923	$(1,226)	-4.0%	$61,073	$64,467	$(3,394)	-5.3%
Properties disposed	(49)	625	(674)	-107.8%	(59)	991	(1,050)	-106.0%
Total expenses from office
and parking properties	$29,648	$31,548	$(1,900)	-6.0%	$61,014	$65,458	$(4,444)	-6.8%

Property operating expenses for same-store properties decreased $1.2 million and $3.4 million for the three months and six months ended June 30, 2010, respectively, compared to the same period of 2009. The primary reason for the decrease is due to decreased ad valorem taxes, utilities, and bad debt expense.

Depreciation and amortization expense attributable to office and parking properties decreased $210,000 and $1.0 million for the three months and six months ended June 30, 2010, respectively, compared to the same period for 2009. The primary reason for the decrease is due to the sale of two office properties in 2009 and one office property in 2010.

Share-Based and Long-Term Compensation Expense. Compensation expense related to restricted shares and deferred incentive share units of $391,000 and $1.3 million was recognized for the six months ended June 30, 2010 and 2009, respectively. Total compensation expense related to nonvested awards not yet recognized was $1.2 million at June 30, 2010. The weighted average period over which the expense is expected to be recognized is approximately 1.6 years.

            On January 4, 2010, 91,000 restricted shares vested and were issued to officers of the Company.  These shares were granted in January 2003 and vested seven years from the grant date.

            On February 10, 2010, 29,941 restricted shares vested and were issued to officers of the Company due to the achievement of performance goals established in 2009 by the Board of Directors.

            On July 1, 2010, 26,500 restricted shares vested and were issued to officers of the Company.  These shares were granted in July 2006 and vested four years from the grant date.

On July 12, 2010, the Board of Directors approved 345,120 FOCUS Plan long-term equity incentive awards to officers of the Company.  The long-term equity incentive awards consist of 25,380 time-based awards, 179,314 performance-based awards subject to an absolute total return goal, and 140,426 performance-based awards subject to a relative total return goal.

The time-based awards were granted July 12, 2010 and will vest ratably over the next four years.  The performance-based awards are contingent on the Company meeting goals for compounded annual total return to stockholders ("TRS") over the three year period beginning July 1, 2010.  The performance goals are based upon (i) the Company's absolute compounded annual TRS; and (ii) the Company's absolute compounded annual TRS relative to the compounded annual return of the MSCI US REIT Index calculated on a gross basis ("RMS"), as follows:

	Threshold	Target	Maximum
Absolute Return Goal	10%	12%	14%
Relative Return Goal	RMS + 100 bps	RMS + 200 bps	RMS + 300 bps

            With respect to the absolute return goal, 15% of the award is earned if the Company achieves threshold performance and a cumulative 60% is earned for target performance.  With respect to the relative return goal, 20% of the award is earned if the Company achieves threshold performance and a cumulative 55% is earned for target performance.  In each case, 100% of the award is earned if the Company achieves maximum performance or better.  To the extent actually earned, the performance-based awards will vest 50% on each of July 15, 2013 and 2014.

The total compensation expense for the long-term equity incentive awards granted under the FOCUS Plan is based upon the fair market value of the shares on the grant date, adjusted for estimated forfeitures.  The grant date fair value for awards that are subject to a market condition are determined using a simulation pricing model developed to specifically accommodate the unique features of the awards.

The FOCUS Plan also includes a long-term cash incentive that was designed to reward significant outperformance over the three year period beginning July 1, 2010.  The performance goals for actual payment under the long-term cash incentive will require the Company to (i) achieve an absolute compounded annual TRS that exceeds 14% AND (ii) achieve an absolute compounded annual TRS that exceeds the compounded annual return of the RMS by at least 500 basis points.  Notwithstanding the above goals, in the event the Company achieves an absolute compounded annual TRS that exceeds 19%, then the Company must achieve an absolute compounded annual TRS that exceeds the compounded annual return of the RMS by at least 600 basis points.  The aggregate amount of the cash incentive earned would increase with corresponding increases in the absolute compounded annual TRS achieved by the Company.  There will be a cap on the aggregate cash incentive earned in the amount of $7,110,000.  Achievement of the maximum cash incentive would equate to an absolute compounded annual TRS that approximates 23%, provided that the absolute compounded annual TRS exceeds the compounded annual return of the RMS by at least 600 basis points. The total compensation expense for the long-term cash incentive awards granted under the FOCUS Plan is based upon the fair market value of the award on the grant date.  The grant date fair value for awards that are subject to a market condition are determined using a simulation pricing model developed to specifically accommodate the unique features of the awards.

General and Administrative Expense. General and administrative expense increased $343,000 and $769,000 for the three months and six months ended June 30, 2010, respectively, compared to the same period of 2009.  The increase is primarily due to a reserve recorded during the first quarter of 2010 in the amount of $545,000 for contingent liabilities in connection with Mr. Collins' Occupational Safety and Health Administration ("OSHA") complaint.  Management of the Company has reassessed this reserve in light of the withdrawal of the OSHA compliant, the addition of the personal injury lawsuit and receipt of the shareholder demand letter, and determined that the reserve remains adequate.

On April 23, 2010, the Company received notice of a complaint to the Occupational Safety and Health Administration ("OSHA") initiated by the Company's former Chief Financial Officer, J. Mitchell Collins, whose employment with the Company terminated on February 5, 2010.  The complaint alleged discriminatory employment practices in violation of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of Sarbanes-Oxley Act of 2002.  The complaint alleged that Mr. Collins was terminated from his position as Chief Financial Officer of the Company as a result of his purportedly engaging in "protected activity" as defined under Section 806 of the Sarbanes-Oxley Act, and sought reinstatement of Mr. Collins' position and unspecified damages from the Company.  Specifically, Mr. Collins alleged that his termination was a result of bringing what he believed to be certain concerns regarding the Company's financial projections to the attention of senior management.   Mr. Collins also alleged that the Company engaged in conduct that violates U.S. federal law, including U.S. federal securities laws by inaccurately describing to the public the events surrounding his February 5, 2010 separation.  Effective July 16, 2010, the Company received a formal notice from the Area Director of OSHA, that Mr. Collins withdrew the Sarbanes-Oxley complaint he filed with OSHA.

            On May 4, 2010, Mr. Collins filed a personal injury lawsuit against the Company in the Circuit Court of Hinds County, Mississippi, alleging defamation, wrongful discharge, conversion, and fraud based on substantially the same factual predicate set forth in the OSHA complaint.  Mr. Collins is seeking compensatory and punitive damages in excess of $10.0 million in the lawsuit.  The Company has carefully reviewed Mr. Collin's personal injury complaint and believes that the allegations made are without basis in fact or law and will vigorously defend the Company's prior actions and reputation.  Management believes the final outcome of this matter will not have a material adverse effect on the Company's financial statements.

In addition to the personal injury lawsuit, Mr. Collins has also issued a shareholder demand letter to the Company threatening to commence a derivative lawsuit on behalf of the Company against the Company, its directors and officers based on substantially the same allegations as set forth in the personal injury suit. On July 27, 2010, the Company's board of directors designated the audit committee of the board to review and evaluate the claims made in Mr. Collins' demand letter.  The committee has authority and intends to engage independent legal counsel to assist with the review and evaluation of these claims.

Gain on Sale of Real Estate.  Gain on the sale of real estate increased $8.0 million for three and six months ended June 30, 2010, compared to the same period in 2009.  The increase is attributable to the $8.5 million gain recorded in connection with the sale of One Park Ten in the second quarter of 2010.

Interest Expense. Interest expense, including amortization of deferred financing costs, decreased $204,000 and $402,000 for the three months and six months ended June 30, 2010, respectively, compared to the same period of 2009 and is comprised of the following (in thousands):

	Three Months Ended June 30				Six Months Ended June 30
			Increase	%			Increase	%
	2010	2009	(Decrease)	Change	2010	2009	(Decrease)	Change
Interest expense:
Mortgage interest expense	$11,943	$11,913	$30	0.3%	$23,965	$23,810	$155	0.7%
Bank line interest expense	1,352	1,404	(52)	-3.7%	2,621	3,067	(446)	-14.5%
Debt prepayment expense	136	-	136	0.0%	189	-	189	0.0%
Mortgage loan cost amortization	219	477	(258)	-54.1%	461	754	(293)	-38.9%
Bank loan cost amortization	196	256	(60)	-23.4%	463	470	(7)	-1.5%

Total interest expense	$13,846	$14,050	$(204)	-1.5%	$27,699	$28,101	$(402)	-1.4%

Mortgage interest expense increased $30,000 and $155,000 for the three months and six months ended June 30, 2010, respectively, compared to the same period for 2009, and is due to the increase in average interest rates on mortgage notes payable from 5.6% at June 30, 2009, to 5.9% at June 30, 2010.

Bank line interest expense decreased $52,000 and $446,000 for the three months and six months ended June 30, 2010, respectively, compared to the same period of 2009, and is primarily due to a decrease in average borrowings of $36.5 million for the six months ended June 30, 2010, compared to the same period in 2009.

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

Liquidity and Capital Resources

Statement of Cash Flows.  Cash and cash equivalents were $20.7 million and $28.5 million at June 30, 2010 and 2009, respectively.  Cash flows provided by operating activities for the six months ended June 30, 2010 and 2009, were $30.7 million and $37.7 million, respectively.  The decrease in cash flows from operating activities of $7.0 million is primarily attributable to the effect of the timing of receipt of revenues and payment of expenses.

Cash used in investing activities for the six months ended June 30, 2010, was $10.8 million as compared to cash provided by investing activities of $1.4 million for the same period in 2009.  The decrease in cash provided by investing activities of $12.2 million is primarily due to the effect of proceeds from a property insurance settlement received in 2009, a decline in net proceeds received from the sale of office properties, and increased improvements to real estate in 2010.

Cash used in financing activities for the six months ended June 30, 2010 and 2009, were $19.9 million and $25.9 million, respectively.  The decrease in cash used in financing activities of $6.0 million is primarily attributable to a reduction in dividends paid on common stock.

Liquidity. The Company plans to continue pursuing the acquisition of additional investments that meet the Company's investment criteria and intends to use operating cash flow, proceeds from the refinancing of mortgages, proceeds from the sale of non-strategic assets, proceeds from the sale of portions of owned assets through joint ventures, possible sales of securities, cash balances and the Company's line of credit to fund those acquisitions.

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

The Company's line of credit allows Parkway to borrow up to a combined $311.0 million subject to certain loan covenants, and it matures in April 2011.  At June 30, 2010, the Company had a total of $124.1 million outstanding under its line of credit as follows (in thousands):

				Outstanding
Line of Credit	Lender	Interest Rate	Maturity	Balance
$15.0 million unsecured line of credit (1)	PNC Bank	2.3%	04/27/11	$142
$236.0 million unsecured line of credit (2)	Wells Fargo	3.7%	04/27/11	64,000
$60.0 million unsecured term loan (3)	Wells Fargo	4.9%	04/27/11	60,000
		4.3%		$124,142

(1)       The interest rate on the $15.0 million unsecured line of credit with PNC Bank is currently LIBOR plus 200 basis points. The Company pays fees on the unused portion of the line of 25 basis points.

(2)       The $236.0 million unsecured line of credit is led by Wells Fargo and syndicated to eight other banks. The interest rate on the line of credit is currently LIBOR plus 130 basis points or the Prime interest rate plus 25 basis points.  At June 30, 2010, all amounts outstanding under the line of credit with interest rates not fixed by an interest rate swap agreement were borrowed at LIBOR plus 130 basis points. The Company pays an annual administration fee of $35,000 and fees on the unused portion of the revolver ranging between 12.5 and 20 basis points based upon overall Company leverage, with the rate set at 20 basis points at June 30, 2010.

(3)       The $60.0 million unsecured term loan is led by Wells Fargo and syndicated to eight other banks. The interest rate on the term loan is fixed by an interest rate swap agreement. Excluding the interest rate swap agreement, the interest rate on the term loan is LIBOR plus 130 basis points.

To protect against the potential for rapidly rising interest rates, the Company entered into interest rate swap agreements in 2008.  The Company designated the swaps as hedges of the variable interest rates on the Company's borrowings under the Wells Fargo unsecured revolving credit facility and a portion of the debt placed on the Pinnacle at Jackson Place.  These swaps are considered to be fully effective and changes in the fair value of the swaps are recognized in accumulated other comprehensive income.  The Company's interest rate hedge contracts at June 30, 2010 and 2009, are summarized as follows (in thousands):

						Fair Market Value
						Liability
Type of	Balance Sheet	Notional	Maturity		Fixed	June 30
Hedge	Location	Amount	Date	Reference Rate	Rate	2010	2009
Swap	Accounts payable
	and other liabilities	$100,000	03/31/11	1-month LIBOR	4.935%	$(2,366)	$(4,280)
Swap	Accounts payable
	and other liabilities	$23,500	12/01/14	1-month LIBOR	5.800%	(2,274)	(1,267)
						$(4,640)	$(5,547)

At June 30, 2010, the Company had $807.1 million in mortgage notes payable with an average interest rate of 5.9% secured by office properties and $124.1 million drawn under the Company's line of credit. Parkway's pro rata share of unconsolidated joint venture debt was $2.5 million with an average interest rate of 5.8% at June 30, 2010.  During the fourth quarter of 2009, the Company fully reserved its investment in the RubiconPark I, LLC joint venture.  The Company's investment includes a 13.85% interest in a non-recourse first mortgage, or $7.1 million, which is not reflected in Parkway's share of unconsolidated joint venture debt as a result of this write-off.

The Company monitors the total debt to total asset value ratio as defined in the loan agreements for the Company's line of credit. In addition to the total debt to total asset value ratio, the Company also monitors interest, fixed charge and modified fixed charge coverage ratios, as well as the net debt to EBITDA multiple. The interest coverage ratio is computed by comparing the cash interest accrued to EBITDA. The interest coverage ratio for the six months ended June 30, 2010 and 2009, was 2.84 and 2.75 times, respectively. The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA. The fixed charge coverage ratio for the six months ended June 30, 2010 and 2009, was 1.98 and 1.94 times, respectively. The modified fixed charge coverage ratio is computed by comparing the cash interest accrued and preferred dividends paid to EBITDA. The modified fixed charge coverage ratio for the six months ended June 30, 2010 and 2009, was 2.55 and 2.47 times, respectively. The net debt to EBITDA multiple is computed by comparing Parkway's share of net debt to EBITDA for a trailing 12-month period.  The net debt to EBITDA multiple for the twelve months ended June 30, 2010 and 2009, was 6.11 and 6.37 times, respectively. Management believes the total debt to total asset value, interest coverage, fixed charge coverage, modified fixed charge coverage and the net debt to EBITDA multiple provide useful information on total debt levels as well as the Company's ability to cover interest, principal and/or preferred dividend payments with current income.

The table below presents the principal payments due for the mortgage notes payable at June 30, 2010 (in thousands).

	Total		Recurring
	Mortgage	Balloon	Principal
	Maturities	Payments	Amortization
Schedule of Mortgage Maturities by Years:
2010*	$45,452	$38,623	$6,829
2011	113,711	102,694	11,017
2012	57,818	48,408	9,410
2013	9,713	-	9,713
2014	10,349	-	10,349
2015	37,708	26,856	10,852
Thereafter	532,301	520,572	11,729
Total	$807,052	$737,153	$69,899
Fair value at 06/30/10	$817,501

*Remaining six months

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

On April 15, 2010, the Company sold One Park Ten, a 163,000 square foot office property in Houston, Texas, for a gross sales price of $15.7 million.  Parkway received net cash proceeds from the sale of $4.8 million which were used to reduce amounts outstanding under the Company's line of credit. The $8.7 million first mortgage was assumed by the buyer, and Parkway is also providing a $1.5 million seller-financing loan, which bears interest at 7.25% with interest-only payments through maturity in  June 2012.

On April 30, 2010, the Company paid off $17.2 million in mortgage notes payable secured by two office properties in Houston, Texas, and one office property in Atlanta, Georgia, utilizing its line of credit.  The mortgage had an interest rate of 5.3% and was scheduled to mature on May 1, 2010.

On May 28, 2010, the Company placed a $23.0 million ten-year, non-recourse first mortgage with a fixed interest rate of 6.3%, and the proceeds were used to reduce amounts outstanding under the Company's line of credit.  The mortgage is secured by Citrus Center, a 261,000 square foot office property in Orlando, Florida.

            Upon maturity on June 1, 2010, the Company paid off its share and its partner's share of a $10.6 million mortgage note payable secured by the Toyota Center, a 175,000 square foot office property in Memphis, Tennessee, utilizing its line of credit.  The mortgage had an interest rate of 7.9%.  The Toyota Center office property is owned by Moore Building Associates, LP, a consolidated joint venture of which the Company acts as the general partner.

On July 8, 2010, the Company placed a $12.0 million ten-year, non-recourse first mortgage with a fixed interest rate of 6.5% secured by the Stein Mart office building, a 196,000 square foot office property in Jacksonville, Florida.  The proceeds were used to reduce amounts outstanding under the Company's line of credit.

The Company presently has plans to make recurring capital expenditures to its office properties in 2010 of approximately $45.0 to $50.0 million on a consolidated basis, with approximately $38.0 million to $43.0 million representing Parkway's proportionate share of recurring capital improvements.  During the six months ended June 30, 2010, the Company incurred $16.1 million in recurring capital expenditures on a consolidated basis, with $15.0 million representing Parkway's proportionate share.  These costs include tenant improvements, leasing costs and recurring building improvements.  Additionally, the Company plans to make improvements related to upgrades on properties acquired in recent years that were anticipated at the time of purchase and major renovations that are nonrecurring in nature to office properties in 2010 of approximately $4.0 million to $6.0 million.  During the six months ended June 30, 2010, the Company incurred $2.2 million related to upgrades and major renovations, with $1.3 million representing Parkway's proportionate share.  All such improvements are expected to be financed by cash flow from the properties, capital expenditure escrow accounts, advances from the Company's line of credit and contributions from partners.

            In the budgeting and planning process for 2010, the Company contemplated its overall capital needs and the opportunities that are anticipated over the next few years in light of the sources of capital that are available to us.  The Company believes it is advisable to make more discretionary capital available at this point in the cycle for acquisition opportunities, both on behalf of Texas Teachers Fund II and other opportunities that may arise outside of the fund.  This led to the decision to retain an estimated additional $22 million per annum in capital by reducing the common stock dividend to $0.30 per share per annum, which approximates projected 2010 taxable income. Many factors weighed into the Company's decision to make this large dividend adjustment.  First, the increased costs associated with leasing the Company's existing and future vacancies during this recessionary cycle; second, the desire to further improve the balance sheet to meet capital structure goals; third, to make available additional capital for the investments the Company is now seeing in the market place for Texas Fund II; and finally, to give the Company more discretionary capital available at this point in the cycle for acquisition opportunities that might be seen outside of Texas Teachers Fund II.

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

The following table presents a reconciliation of the Company's net income to FFO for the six months ended June 30, 2010 and 2009 (in thousands):

	Six Months Ended
	June 30
	2010	2009
Net income	$9,402	$131
Adjustments to net income:
Preferred dividends	(2,400)	(2,400)
Depreciation and amortization	44,252	45,300
Noncontrolling interest depreciation and amortization	(8,826)	(10,314)
Unconsolidated joint venture depreciation and amortization	168	409
Gain on sale of real estate	(8,518)	(470)
Funds from operations available to common stockholders	$34,078	$32,656

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

Forward-Looking Statements

In addition to historical information, certain sections of this Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those that are not in the present or past tense, that discuss the Company's beliefs, expectations or intentions or those pertaining to the Company's capital resources, profitability and portfolio performance and estimates of market rental rates. Forward-looking statements involve numerous risks and uncertainties. The following factors, among others discussed herein and in the Company's filings under the Securities Exchange Act of 1934, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: defaults or non-renewal of leases, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, the failure to acquire or sell properties as and when anticipated, failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws, increases in real property tax rates and the outcome of claims and litigation involving or affecting the Company. The success of the Company also depends upon the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed elsewhere in this Form 10-Q and in the Company's filings under the Securities Exchange Act of 1934. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as the date hereof. The Company assumes no obligation to update forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See information appearing under the caption "Liquidity" in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Exchange Act Rule 13a-15). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that at the end of the Company's most recent fiscal quarter, the Company's disclosure controls and procedures are effective.

During the period covered by this report, the Company reviewed its internal controls, and there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth in Note K in the Notes to the Consolidated Financial Statements included herein is incorporated by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Parkway's Form 10-K for the year ended December 31, 2009. For a full description of these risk factors, please refer to Item 1A-Risk Factors, in the 2009 Annual Report on Form

10-K.

Item 6. Exhibits

10.1*      Parkway Properties, Inc. Amended and Restated 2010 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 18, 2010).

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

*  Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 4, 2010                                                                                                                                                                  PARKWAY PROPERTIES, INC.

                                                                                                                                                                                                      BY: /s/ Mandy M. Pope

                                                                                                                                                                                                      Mandy M. Pope, CPA

                             Chief Accounting Officer