Form 10-Q
period 2010-09-30
PARKWAY PROPERTIES INC
filed 2010-11-04
CIK 729237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended September 30, 2010
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from__________ to __________

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
Yes ☐ No ☑

21,923,610 shares of Common Stock, $.001 par value, were outstanding at October 31, 2010.

PARKWAY PROPERTIES, INC.

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

		Page
Part I. Financial Information
Item 1.	Financial Statements

	Consolidated Balance Sheets, September 30, 2010 and December 31, 2009	3

	Consolidated Statements of Operations for the Three Months and Nine Months Ended
	September 30, 2010 and 2009	4

	Consolidated Statement of Changes in Equity for the Nine Months Ended
	September 30, 2010	6

	Consolidated Statements of Cash Flows for the Nine Months Ended
	September 30, 2010 and 2009	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	39

Part II. Other Information

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 6.	Exhibits	40

Signatures

Authorized Signatures		40

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
 (In thousands, except share and per share data)

	September 30	December 31
	2010	2009
	(Unaudited)
Assets
Real estate related investments:
Office and parking properties	$1,776,281	$1,738,040
Land held for development	609	609
Accumulated depreciation	(373,789)	(336,759)
	1,403,101	1,401,890

Land available for sale	750	750
Mortgage loans	10,148	8,126
Investment in unconsolidated joint ventures	2,805	2,512
	1,416,804	1,413,278

Rents receivable and other assets	123,836	116,437
Intangible assets, net	51,326	61,734
Cash and cash equivalents	29,099	20,697
	$1,621,065	$1,612,146

Liabilities
Notes payable to banks	$100,000	$100,000
Mortgage notes payable	815,452	852,700
Accounts payable and other liabilities	97,595	88,614
	1,013,047	1,041,314

Equity
Parkway Properties, Inc. stockholders’ equity:
8.00% Series D Preferred stock, $.001 par value,
4,374,896 and 2,400,000 shares authorized, issued and
outstanding in 2010 and 2009, respectively	102,873	57,976
Common stock, $.001 par value, 65,624,104 and 67,600,000 shares authorized in 2010 and 2009, respectively, 21,920,720 and 21,624,228 shares issued and outstanding in 2010 and 2009, respectively	22	22
Common stock held in trust, at cost, 58,134 and 71,255
shares in 2010 and 2009, respectively	(1,896)	(2,399)
Additional paid-in capital	515,747	515,398
Accumulated other comprehensive loss	(4,457)	(4,892)
Accumulated deficit	(113,555)	(111,960)
Total Parkway Properties, Inc. stockholders’ equity	498,734	454,145
Noncontrolling interest - real estate partnerships	109,284	116,687
Total equity	608,018	570,832
	$1,621,065	$1,612,146

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	September 30
	2010	2009
	(Unaudited)
Revenues
Income from office and parking properties	$61,567	$65,617
Management company income	585	340
Total revenues	62,152	65,957

Expenses
Property operating expenses	29,332	31,172
Depreciation and amortization	21,126	23,240
Management company expenses	858	577
General and administrative	1,817	1,783
Total expenses	53,133	56,772

Operating income	9,019	9,185

Other income and expenses
Interest and other income	355	672
Equity in earnings of unconsolidated joint ventures	61	48
Gain on involuntary conversion	40	-
Interest expense	(13,669)	(13,672)

Loss from continuing operations	(4,194)	(3,767)
Discontinued operations:
Income from discontinued operations	6	105
Net loss	(4,188)	(3,662)
Net loss attributable to noncontrolling interest – real estate partnerships	2,356	2,107

Net loss for Parkway Properties, Inc.	(1,832)	(1,555)
Dividends on preferred stock	(1,737)	(1,200)
Net loss attributable to common stockholders	$(3,569)	$(2,755)

Net loss per common share attributable to Parkway Properties, Inc.:
Basic:
Loss from continuing operations attributable to Parkway Properties, Inc.	$(0.17)	$(0.13)
Income from discontinued operations	-	-
Basic net loss attributable to Parkway Properties, Inc.	$(0.17)	$(0.13)
Diluted:
Loss from continuing operations attributable to Parkway Properties, Inc.	$(0.17)	$(0.13)
Income from discontinued operations	-	-
Diluted net loss attributable to Parkway Properties, Inc.	$(0.17)	$(0.13)

Weighted average shares outstanding:
Basic	21,438	21,313
Diluted	21,438	21,313

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Nine Months Ended
	September 30
	2010	2009
	(Unaudited)
Revenues
Income from office and parking properties	$192,614	$198,210
Management company income	1,331	1,486
Total revenues	193,945	199,696

Expenses
Property operating expenses	89,978	95,767
Depreciation and amortization	65,257	68,246
Management company expenses	2,243	1,710
General and administrative	5,537	4,734
Total expenses	163,015	170,457

Operating income	30,930	29,239

Other income and expenses
Interest and other income	1,105	1,283
Equity in earnings of unconsolidated joint ventures	253	475
Gain on involuntary conversion	40	742
Gain on sale of real estate	-	470
Interest expense	(41,051)	(41,450)

Loss from continuing operations	(8,723)	(9,241)
Discontinued operations:
Income from discontinued operations	194	309
Gain on sale of real estate from discontinued operations	8,518	-
Total discontinued operations	8,712	309

Net loss	(11)	(8,932)
Net loss attributable to noncontrolling interest – real estate partnerships	7,581	7,508

Net income (loss) for Parkway Properties, Inc.	7,570	(1,424)
Dividends on preferred stock	(4,137)	(3,600)
Net income (loss) attributable to common stockholders	$3,433	$(5,024)

Net loss per common share attributable to Parkway Properties, Inc.:
Basic:
Loss from continuing operations attributable to Parkway Properties, Inc.	$(0.25)	$(0.29)
Income from discontinued operations	0.41	0.02
Basic net income (loss) attributable to Parkway Properties, Inc.	$0.16	$(0.27)
Diluted:
Loss from continuing operations attributable to Parkway Properties, Inc.	$(0.25)	$(0.29)
Income from discontinued operations	0.41	0.02
Diluted net income (loss) attributable to Parkway Properties, Inc.	$0.16	$(0.27)

Weighted average shares outstanding:
Basic	21,413	18,627
Diluted	21,413	18,627

 See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share and per share data)
(Unaudited)

	Parkway Properties, Inc. Stockholders
					Accumulated		Noncontrolling
			Common	Additional	Other		Interest –
	Preferred	Common	Stock Held	Paid-In	Comprehensive	Accumulated	Real Estate	Total
	Stock	Stock	in Trust	Capital	Loss	Deficit	Partnerships	Equity
Balance at December 31, 2009	$57,976	$22	$(2,399)	$515,398	$(4,892)	$(111,960)	$116,687	$570,832
Comprehensive income (loss)
Net income (loss)	-	-	-	-	-	7,570	(7,581)	(11)
Change in fair value of interest
rate swaps	-	-	-	-	435	-	-	435
Total comprehensive income	-	-	-	-	-	-	-	424
Common dividends declared -
$0.225 per share	-	-	-	-	-	(4,850)	-	(4,850)
Preferred dividends declared -
$1.50 per share	-	-	-	-	-	(4,137)	-	(4,137)
Share-based compensation	-	-	-	877	-	-	-	877
Issuance of 1,974,896 or 8.0% Series D Preferred Stock	44,897	-	-	-	-	-	-	44,897
15,214 shares issued in lieu of Directors’ fees	-	-	-	285	-	-	-	285
Issuance costs for shelf registration	-	-	-	(14)	-	-	-	(14)
Purchase of Company stock – 42,618 shares
withheld to satisfy tax withholding
obligations in connection with vesting
of restricted stock	-	-	-	(799)	-	-	-	(799)
Distribution of 17,125 shares of common
stock, deferred compensation plan	-	-	578	-	-	-	-	578
Contribution of 4,004 shares of common
stock, deferred compensation plan	-	-	(75)	-	-	-	-	(75)
Purchase of noncontrolling interest in
Parkway Moore, LLC						(178)	178	-

Balance at September 30, 2010	$102,873	$22	$(1,896)	$515,747	$(4,457)	$(113,555)	$109,284	$608,018

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30
	2010	2009
	(Unaudited)
Operating activities
Net loss	$(11)	$(8,932)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	65,257	68,246
Depreciation and amortization – discontinued operations	121	455
Amortization of below market leases	(147)	(98)
Amortization of loan costs	1,317	1,772
Amortization of mortgage loan discount	(522)	(447)
Share-based compensation expense	877	1,940
Operating distributions from unconsolidated joint ventures	-	392
Net gain on real estate and involuntary conversion	(8,558)	(1,212)
Equity in earnings of unconsolidated joint ventures	(253)	(475)
Increase in deferred leasing costs	(7,543)	(7,413)
Changes in operating assets and liabilities:
Change in receivables and other assets	(8,129)	2,680
Change in accounts payable and other liabilities	10,750	6,640

Cash provided by operating activities	53,159	63,548

Investing activities
(Investment in) reimbursements from real estate related investments	(32,174)	822
Proceeds from sale of real estate	4,758	15,542
Proceeds from property insurance settlement	-	1,855
Real estate development	-	(4,937)
Improvements to real estate related investments	(23,407)	(18,950)

Cash used in investing activities	(50,823)	(5,668)

Financing activities
Principal payments on mortgage notes payable	(98,582)	(31,849)
Proceeds from long-term financing	70,000	18,500
Proceeds from bank borrowings	100,969	35,742
Payments on bank borrowings	(100,969)	(121,682)
Debt financing costs	(1,000)	(310)
Purchase of Company stock	(799)	(42)
Dividends paid on common stock	(4,836)	(18,836)
Dividends paid on preferred stock	(3,600)	(3,600)
Contributions from noncontrolling interest partners	-	57
Proceeds from stock offering	44,883	84,457

Cash provided by (used in) financing activities	6,066	(37,563)

Change in cash and cash equivalents	8,402	20,317

Cash and cash equivalents at beginning of period	20,697	15,318

Cash and cash equivalents at end of period	$29,099	$35,635

See notes to consolidated financial statements.

Parkway Properties, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2010

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

The accompanying unaudited condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. The financial statements should be read in conjunction with the 2009 annual report and the notes thereto.

The balance sheet at December 31, 2009 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by United States GAAP for complete financial statements.

The Company has evaluated all subsequent events through the issuance date of the financial statements.

Effective January 1, 2010, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2009-16, “Topic 860 – Transfers and Servicing” (“ASU 2009-16”), which amends and codifies SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” by: eliminating the concept of a qualifying special-purpose entity (“QSPE”); clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale; amending and clarifying the unit of account eligible for sale accounting; and requiring that a transferor initially measure at fair value and recognize all assets obtained (for example, beneficial interests) and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale.  Additionally, on and after the effective date, existing QSPEs (as defined under previous accounting standards) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance.  This standard requires enhanced disclosures about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the consolidated balance sheets.  The application of ASU 2009-16 did not have a material impact on the Company’s overall financial position and results of operations upon adoption.

Effective January 1, 2010, the Company adopted FASB ASU 2009-17, “Topic 810 – Consolidations” (“ASU 2009-17”), which amends and codifies FIN 46(R), “Consolidation of Variable Interest Entities,” and changes the consolidation guidance applicable to a VIE.  It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis.  The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.  This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE.  Previously, FIN 46(R) required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred.  QSPEs, which were previously exempt from the application of this standard, are now subject to its provisions.  This standard also requires enhanced disclosures about an enterprise’s involvement with a VIE.  The application of ASU 2009-17 did not have a material impact on the Company’s overall financial position and results of operations upon adoption as the Company will continue to account for its unconsolidated joint ventures under the equity method of accounting.

During the first quarter of 2010,  the Company adopted FASB ASU 2010-09, “Topic 855 – Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which amends Topic 855 so that SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  The application of FASB ASU 2010-09 did not have a material impact on the Company’s overall financial position and results of operations upon adoption.

In July 2010, the FASB issued ASU 2010-20, “Topic 310 – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which significantly expands existing disclosures about the credit quality of financing receivables and their allowance for credit losses.  ASU 2010-20 will require disclosures as of the end of a reporting period such as accounting policies for each portfolio segment, ending balances of allowance for credit losses and credit-quality indicators in addition to added disclosures about activity related to financing receivables or credit losses.  The period end disclosure requirements of ASU 2010-20 will be effective as of the beginning of interim and annual reporting periods that begin after December 15, 2010.  The activity disclosure requirements of ASU 2010-20 will be effective as of the beginning of annual reporting periods that begin after December 15, 2010.  The Company is currently evaluating the impact of ASU 2010-20 on the Company’s consolidated financial statements.

Note B - Net Income (Loss) Per Common Share

Basic earnings per share (“EPS”) are computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. In arriving at net income (loss) attributable to common stockholders, preferred stock dividends are deducted. Diluted EPS reflects the potential dilution that could occur if share equivalents such as employee stock options, restricted shares and deferred incentive share units were exercised or converted into common stock that then shared in the earnings of Parkway.

The computation of diluted EPS is as follows (in thousands, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Numerator:
Basic and diluted net income (loss)
attributable to common stockholders	$(3,569)	$(2,755)	$3,433	$(5,024)

Denominator:
Basic weighted average shares	21,438	21,313	21,413	18,627
Dilutive weighted average shares	21,438	21,313	21,413	18,627
Diluted income (loss) per share attributable to Parkway Properties, Inc.	$(0.17)	$(0.13)	$0.16	$(0.27)

Consolidated loss from continuing operations was $4.2 million and $3.8 million for the three months ended September 30, 2010 and 2009, respectively.  Loss from continuing operations attributable to Parkway Properties, Inc. was $1.8 million and $1.7 million for the three months ended September 30, 2010 and 2009, respectively.   Loss from continuing operations attributable to noncontrolling interests was $2.4 million and $2.1 million for the three months ended September 30, 2010 and 2009, respectively.

Consolidated loss from continuing operations was $8.7 million and $9.2 million for the nine months ended September 30, 2010 and 2009, respectively.  Loss from continuing operations attributable to Parkway Properties, Inc. was $1.1 million and $1.7 million for the nine months ended September 30, 1010 and 2009 respectively.   Loss from continuing operations attributable to noncontrolling interests was $7.6 million and $7.5 million for the nine months ended September 30, 2010 and 2009, respectively.

Note C - Supplemental Cash Flow Information and Schedule of Non-Cash Investing and Financing Activity

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

	Nine Months Ended
	September 30
	2010	2009
	(in thousands)
Supplemental cash flow information:
Cash paid for interest	$40,075	$40,437
Supplemental schedule of non-cash investing and financing activity:
Mortgage note payable transferred to purchaser	(8,666)	-
Mortgage loan issued to purchaser	(1,500)	-
Restricted shares and deferred incentive share units issued	1,898	3,039
Shares issued in lieu of Directors’ fees	285	42

Note D – Acquisitions and Dispositions

On April 15, 2010, the Company sold One Park Ten, a 163,000 square foot office property in Houston, Texas for a gross sales price of $15.7 million.  Parkway received net cash proceeds from the sale of $4.8 million, which were used to reduce amounts outstanding under the Company’s line of credit.  The Company recognized a gain on the sale of $8.5 million during the second quarter of 2010.  In connection with the sale of One Park Ten, the $8.7 million first mortgage was assumed by the buyer and the Company seller-financed a $1.5 million note receivable that bears interest at 7.25% per annum on an interest-only basis through maturity in June 2012.  Parkway Realty Services, LLC, a subsidiary of the Company, was retained to provide management services for the property.  During the third quarter of 2010, the management agreement for this property was terminated.  Therefore, all income for current and prior periods was reclassified to discontinued operations.

During the third quarter of 2010, the Company acquired its partner’s 25% interest in Parkway Moore, LLC and Moore Building Associates, LP for $2,500.  These entities were established for the purpose of owning the Toyota Center, a 175,000 square foot office building in Memphis, Tennessee.  Therefore at September 30, 2010, the Company owned 100% of the entities and Toyota Center.

As previously disclosed, on July 30, 2010, the Company purchased a first mortgage loan secured by three properties owned by RubiconPark I, LLC (“Rubicon JV”) for $35.0 million.  The Rubicon JV is a joint venture between Rubicon US REIT and Parkway.  The loan had a $2.0 million rollover reserve which was credited to Parkway at closing, for a net purchase price of $33.0 million.  The loan had a principal balance of $51.0 million at the time of purchase by Parkway.  The loan was secured by Carmel Crossing, a 326,000 square foot office complex located in Charlotte, North Carolina, Falls Pointe, a 107,000 square foot office property in Atlanta, Georgia, and Lakewood II, a 128,000 square foot office property also in Atlanta, Georgia.  As of September 30, 2010, this mortgage loan was accounted for as real estate related to office and parking properties on the Company’s consolidated balance sheet.  During October 2010, the Company, as holder of the mortgage, foreclosed on the three properties, which served as collateral for the associated loan.

On October 29, 2010, the Company sold the two Atlanta properties previously owned by the Rubicon JV and described above for $8.0 million to Parkway Properties Office Fund II, LP (“Texas Fund II”), the Company’s $750.0 million discretionary fund with Teacher Retirement System of Texas.  Carmel Crossing, located in Charlotte, North Carolina, is under contract to be sold to Texas Fund II for $25.0 million and is subject only to North Carolina law which requires the creditor to allow additional offers to be accepted on foreclosed properties for a period of 10 days following the foreclosure sale date.  The anticipated closing date of Carmel Crossing is November 2010.  An additional $7.3 million is expected to be spent for closing costs, building improvements and leasing costs during the first two years of ownership.  The Company expects to finalize the purchase price allocation for this investment during the fourth quarter of 2010.  The Texas Fund II plans to place a non-recourse first mortgage on Carmel Crossing in the amount of approximately 50% of the value of the property during the first quarter of 2011.  The total sale of these three assets is expected to result in Parkway receiving $22.5 million in cash upon closing.  Parkway’s equity ownership in the three properties after the sale is 30% or $9.9 million.

Note E – Discontinued Operations

All current and prior period income from the following office property disposition is included in discontinued operations for the three months and nine months ended September 30, 2010 and 2009 (in thousands).

Office Property	Location	Square Feet	Date of Sale	Net Sales Price	Net Book Value of Real Estate	Gain on Sale
One Park Ten	Houston, Texas	163	04/15/10	$14,924	$6,406	$8,518

During the third quarter of 2010, the management agreement for One Park Ten was terminated.  This termination took place within six months after the property was sold; therefore the Company reclassified its current and prior period income to discontinued operations

The amount of revenue and expense for this office property reported in discontinued operations for the three months and nine months ended September 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Income Statement: Revenues
Income from office and parking properties	$1	$857	$994	$2,541
	1	857	994	2,541
Expenses
Office and parking properties:
Property operating expense	(5)	428	362	1,291
Interest expense	-	163	317	486
Depreciation and amortization	-	161	121	455
	(5)	752	800	2,232
Income from discontinued operations	6	105	194	309
Gain on sale of real estate from discontinued operations	-	-	8,518	-
Total discontinued operations	$6	$105	$8,712	$309

Note F - Mortgage Loans

The Company owns the B participation piece (the “B piece”) of a first mortgage secured by an 844,000 square foot office building in Dallas, Texas known as 2100 Ross at an original cost of $6.9 million. The B piece was originated by Wachovia Bank, N.A., a Wells Fargo Company, and has a face value of $10.0 million and a stated coupon rate of 6.065%. Upon maturity in May 2012, the Company will receive a principal payment of $10.0 million, which produces a yield to maturity of 15.6%.  The carrying amount of the mortgage loan was $8.6 million at September 30, 2010.

In connection with the sale of One Park Ten, the Company seller-financed a $1.5 million note receivable that bears interest at 7.25% per annum on an interest-only basis through maturity in June 2012.  The carrying amount of the mortgage loan was $1.5 million at September 30, 2010

Note G - Investment in Unconsolidated Joint Ventures

In addition to the 58 office and parking properties included in the consolidated financial statements, the Company is also invested in four unconsolidated joint ventures with unrelated investors. These investments are accounted for using the equity method of accounting, as Parkway does not control any of these joint ventures. Accordingly, the assets and liabilities of the joint ventures are not included on Parkway’s consolidated balance sheets at September 30, 2010 and December 31, 2009. Information relating to these unconsolidated joint ventures is detailed below (in thousands).

			Parkway’s
			Ownership	Square	Percentage
Joint Venture Entity	Property Name	Location	Interest	Feet	Leased
Wink-Parkway Partnership	Wink Building	New Orleans, LA	50.0%	32	7.6%
Parkway Joint Venture, LLC (“Jackson JV”)	UBS Building/River Oaks	Jackson, MS	20.0%	167	90.4%
RubiconPark I, LLC (“Rubicon JV”) (1)	Lakewood/Falls Pointe/	Atlanta, GA
	Carmel Crossing	Charlotte, NC	20.0%	561	75.7%
RubiconPark II, LLC (“Maitland JV”)	Maitland 200	Orlando, FL	20.0%	204	100.0%
				964	81.1%

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

At September 30, 2010, and December 31, 2009, the Company’s investment in unconsolidated joint ventures was $2.8 million or 0.2% of total assets and $2.5 million or 0.2% of total assets, respectively.

In most cases the Company’s share of debt related to its unconsolidated joint ventures is the same as its ownership percentage in the venture.  However, in the case of the Rubicon JV and Maitland JV, the Company’s share of debt is disproportionate to its ownership percentage.  The disproportionate debt structure was created to meet the financing criteria of the Company’s partner.  In the Rubicon JV, Parkway owns a 20% interest in the venture but assumed 13.85% of the debt.  In the Maitland JV, the Company owns a 20% interest in the venture and assumed none of the debt. The terms related to Parkway’s share of unconsolidated joint venture mortgage debt are summarized below for September 30, 2010, and December 31, 2009 (in thousands):

				Parkway’s	Monthly	Loan	Loan
	Type of			Share	Debt	Balance	Balance
Description	Debt Service	Interest Rate	Maturity	of Debt	Service	9/30/10	12/31/09
Maitland JV	Amortizing	4.390%	06/01/11	0.00%	$-	$-	$-
Rubicon JV (1)	Amortizing	4.865%	01/01/12	13.85%	-	-	-
Jackson JV	Amortizing	5.840%	07/01/15	20.00%	12	2,483	2,507
					$12	$2,483	$2,507
Weighted Average Interest Rate at End of Year						5.840%	5.840%

Parkway's share of the scheduled principal payments on mortgage debt for the unconsolidated joint ventures for each of the next five years and thereafter through maturity at September 30, 2010 are as follows (in thousands):

Schedule of Mortgage Maturities by Year:	Maitland JV	Rubicon JV (1)	Jackson JV	Total
2010 (remaining 3 months)	$-	$-	$8	$8
2011	-	-	35	35
2012	-	-	37	37
2013	-	-	39	39
2014	-	-	41	41
2015	-	-	2,323	2,323
	$-	$-	$2,483	$2,483

(1)
 During the fourth quarter of 2009, Parkway recognized a full impairment loss on its investment in the Rubicon JV.  Therefore, the Company has excluded its share of debt in the Rubicon JV of $7.1 million at September 30, 2010 and December 31, 2009 in the schedule above.  During the third quarter of 2010, the Company purchased the first mortgage loan associated with this joint venture for a net purchase price of $33.0 million.  During October 2010, the Company, as holder of the mortgage, foreclosed on the three properties, which served as collateral for the associated loan.  On October 29, 2010, the Company sold the two Atlanta properties to Texas Fund II and is under contract to sell the Charlotte property to Texas Fund II during November 2010.

Note H - Capital and Financing Transactions

At September 30, 2010, the Company had a total of $100.0 million outstanding under the line of credit and was in compliance with all loan covenants under each credit facility. The Company’s line of credit allows borrowing up to a combined $311.0 million subject to certain loan covenants, at either the 30-day LIBOR interest rate plus 130 basis points or the Prime interest rate plus 25 basis points. At September 30, 2010, all amounts outstanding under the line of credit are fixed by an interest rate swap agreement.

Mortgage notes payable at September 30, 2010 totaled $815.5 million with an average interest rate of 5.9% and were secured by office properties.

On February 8, 2010, the Company obtained a $35.0 million non-recourse, first mortgage loan related to the refinance of a $60.0 million recourse mortgage that was scheduled to mature in May 2010.  The mortgage loan bears interest at a fixed rate of 7.25% and is secured by the Company’s Capital City Plaza building in Atlanta, Georgia.  The mortgage loan matures in March 2017 and includes the option to be prepaid at the end of five years at a cost of 1% of the outstanding loan balance.  The Company used available proceeds under its line of credit to pay the $25.0 million difference on the maturing mortgage loan.

On April 15, 2010, the Company sold One Park Ten, a 163,000 square foot office property in Houston, Texas, for a gross sales price of $15.7 million.  Parkway received net cash proceeds of $4.8 million which were used to reduce amounts outstanding on the Company’s line of credit.  In connection with the sale, the buyer assumed the $8.7 million first mortgage loan secured by the office property.  The mortgage loan carried an interest rate of 7.1% per annum and was scheduled to mature in June 2012.  During the second quarter of 2010, the Company recognized a $136,000 loss on the extinguishment of debt associated with the buyer’s assumption of the mortgage loan.

On April 30, 2010, the Company repaid a $17.2 million mortgage loan secured by two office properties in Houston, Texas and one office property in Atlanta, Georgia, utilizing available proceeds under its line of credit.  The mortgage had an interest rate of 5.3% and was scheduled to mature on May 1, 2010.

On May 28, 2010, the Company obtained a $23.0 million, non-recourse, first mortgage loan secured by Citrus Center, a 261,000 square foot office property in Orlando, Florida.  The mortgage loan had a fixed interest rate of 6.3% and a term of ten years.  The proceeds were used to reduce amounts outstanding under the Company’s line of credit.

Upon maturity, on June 1, 2010, the Company repaid its share and its partner’s share of a $10.6 million mortgage loan secured by the Toyota Center, a 175,000 square foot office property in Memphis, Tennessee, utilizing available proceeds under its line of credit.   The mortgage had an interest rate of 7.9%. The Toyota Center office property was previously owned by a consolidated joint venture, Moore Building Associates, LP, in which the Company served as the general partner.  However, during the third quarter of 2010, Parkway purchased the partner’s interest, thereby placing Parkway’s ownership of the property at 100%.

On July 8, 2010, the Company obtained a $12.0 million non-recourse, first mortgage loan secured by the Stein-Mart office building, a 196,000 square foot office property in Jacksonville, Florida.  The mortgage loan had a fixed interest rate of 6.5% and a term of ten years.  The proceeds were used to reduce amounts outstanding under the Company’s line of credit.

On August 9, 2010, the Company issued 1.97 million additional shares of its 8.0% Series D Cumulative Redeemable Preferred Stock at a price of $23.757 per share, equating to a yield of 8.500% (excluding accrued dividends).  The Series D Preferred Stock has a $25 liquidation value per share and was redeemable at the option of the Company as of June 27, 2008.  Wells Fargo Securities, LLC and Banc of America Securities LLC acted as joint book-running managers on the transaction.  The Company used the net proceeds of approximately $45.0 million to reduce amounts outstanding under the Company’s line of credit and for general corporate purposes.

On October 8, 2010, the Company repaid a $7.6 million mortgage loan secured by One Jackson Place, a 220,000 square foot office building in Jackson, Mississippi.  The mortgage loan had a fixed interest rate of 7.9% and was scheduled to mature on October 10, 2010.  The Company repaid the mortgage loan using available proceeds under the line of credit.

During October 2010, the Company received aggregate commitments from eight lenders totaling $320.0 million for a new unsecured revolving credit facility (the “Credit Facility”), which was well in excess of the Company’s target aggregate commitment of $190.0 million.  The new Credit Facility would replace the existing unsecured revolving credit facility and term loan scheduled to mature on April 27, 2011.  Additionally, the Company obtained a $10.0 million commitment for a new working capital revolving credit facility under substantially the same terms and conditions as the new Credit Facility.  Closing of the new credit facilities totaling $200.0 million in commitments is expected for the fourth quarter of 2010, and is subject to normal and customary documentation and closing conditions.  Wells Fargo Securities LLC and JP Morgan Securities, LLC are acting as Joint Lead Arrangers and Joint Book Runners on the Credit Facility.  In addition, Wells Fargo Bank will act as Administrative Agent and JPMorgan Chase Bank, N.A. is acting as Syndication Agent.  Other lenders providing commitments include PNC Bank, Bank of America, N.A., US Bank, Trustmark Bank, First Tennessee Bank, and BancorpSouth.  The working capital revolving credit facility will be provided solely by PNC Bank.  The new Credit Facility will mature three years from the closing date and includes a one-year extension option.  The new Credit Facility will bear interest at LIBOR plus 275 to 350 basis points, depending upon overall Company leverage.    The Company has a $100.0 million interest rate swap associated with its current credit facility that expires March 31, 2011, which locks LIBOR at 3.635%, and the Company does not anticipate an extinguishment of this interest rate swap prior to its stated expiration.

Note I - Noncontrolling Interest - Real Estate Partnerships

The Company has an interest in two joint ventures that are included in its consolidated financial statements. Information relating to these consolidated joint ventures is detailed below:

		Parkway’s	Square Feet
Joint Venture Entity and Property Name	Location	Ownership %	(In thousands)
Parkway Properties Office Fund, LP
Desert Ridge Corporate Center	Phoenix, AZ	26.500%	293
Maitland 100	Orlando, FL	25.000%	128
555 Winderley	Orlando, FL	25.000%	102
Gateway Center	Orlando, FL	25.000%	228
BellSouth Building	Jacksonville, FL	25.000%	92
Centurion Centre	Jacksonville, FL	25.000%	88
100 Ashford Center	Atlanta, GA	25.000%	160
Peachtree Ridge	Atlanta, GA	25.000%	161
Overlook II	Atlanta, GA	25.000%	260
U.S. Cellular Plaza (formerly Citicorp Plaza)	Chicago, IL	40.000%	607
Chatham Centre	Schaumburg, IL	25.000%	206
Renaissance Center	Memphis, TN	25.000%	190
1401 Enclave Parkway	Houston, TX	25.000%	209
Total Parkway Properties Office Fund, LP			2,724
Parkway Properties Office Fund II, LP	-	-	-
Total Consolidated Joint Ventures			2,724

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

In 2008, Parkway formed Texas Fund II, a $750.0 million discretionary fund with the Teacher Retirement System of Texas (“TRST”), for the purpose of acquiring high-quality multi-tenant office properties. TRST will be a 70% investor, and Parkway will be a 30% investor in the fund, which will be capitalized with approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt. Parkway’s share of the equity contribution for the fund will be $112.5 million and will be funded with operating cash flow, proceeds from asset sales, line of credit advances and/or sales of equity securities. The fund will target investments in office buildings in Houston, Austin, San Antonio, Chicago, Atlanta, Phoenix, Charlotte, Memphis, Nashville, Jacksonville, Orlando, Tampa/St. Petersburg, and Ft. Lauderdale, as well as other growth markets to be determined at Parkway’s discretion.

Parkway will serve as the general partner of Texas Fund II and will provide asset management, property management, and leasing and construction management services to the fund for which it will be paid market-based fees. Parkway will have four years, or through May 2012, to identify and acquire properties, with funds contributed as needed to complete acquisitions. Parkway will exclusively represent the fund in making acquisitions within the target markets and within certain predefined criteria. Parkway may continue to make fee-simple acquisitions in markets outside of the target markets, acquire properties within the target markets that do not meet the fund’s specific criteria or sell a full or partial interest in currently owned properties. At September 30, 2010, no investments had been made on behalf of Texas Fund II.  However, during the fourth quarter of 2010, the Company sold two assets in Atlanta, Georgia and is under contract to sell one asset in Charlotte, North Carolina for a gross sales price of $33.0 million to Texas Fund II.  The three assets include Falls Pointe, a 107,000 square foot office property in Atlanta, Georgia; Lakewood II, a 128,000 square foot office property also in Atlanta, Georgia; and Carmel Crossing, a 326,000 square foot three-building office complex in Charlotte, North Carolina.  See information appearing under “Note D – Acquisitions and Dispositions” for a discussion of the purchase of the first mortgage loan and the sale of the properties to Texas Fund II.

Noncontrolling interest - real estate partnerships represents the other partners’ proportionate share of equity in the partnerships discussed above at September 30, 2010. Income is allocated to noncontrolling interest based on the weighted average percentage ownership during the year.

Parkway Moore, LLC and Moore Building Associates, LP (“MBALP”) were established for the purpose of owning a commercial office building (the Toyota Center in Memphis, Tennessee), with Parkway serving as general partner.  The entities were previously classified as consolidated joint ventures.  However, during the third quarter of 2010, Parkway purchased the partner’s 25% interest, thereby placing Parkway’s ownership at 100% and removing the classification as a consolidated joint venture.

Note J - Share-Based and Long-Term Compensation

Effective May 1, 2010, the stockholders of the Company approved Parkway’s 2010 Omnibus Equity Incentive Plan (the “2010 Equity Plan”) that authorized the grant of up to 600,000 equity based awards to employees and directors of the Company.   The 2010 Equity Plan replaces the Company’s 2003 Equity Incentive Plan and the 2001 Non-Employee Directors Equity Compensation Plan.  At present, it is Parkway’s intention to grant restricted shares and/or deferred incentive share units instead of stock options although the 2010 Equity Plan authorizes various forms of incentive awards, including options.  The 2010 Equity Plan has a ten-year term.   Restricted shares and deferred incentive share units are valued based on the New York Stock Exchange closing market price of Parkway common shares (NYSE ticker symbol, PKY) as of the date of grant.

Compensation expense, including estimated forfeitures, for service-based awards is recognized over the expected vesting period.  The total compensation expense for the long-term equity incentive awards granted under the FOCUS Plan is based upon the fair market value of the shares on the grant date, adjusted for estimated forfeitures.  The grant date fair value for awards that are subject to market conditions is determined using a simulation pricing model developed to specifically accommodate the unique features of the awards.

Restricted shares and deferred incentive share units are forfeited if an employee leaves the Company before the vesting date except in the case of the employee’s death or permanent disability or upon termination following a change of control. Shares and/or units that are forfeited become available for future grant under the 2010 Equity Plan.

Compensation expense related to restricted shares and deferred incentive share units of $877,000 and $1.9 million was recognized for the nine months ended September 30, 2010 and 2009, respectively. Total compensation expense related to nonvested awards not yet recognized was $3.2 million at September 30, 2010. The weighted average period over which the expense is expected to be recognized is approximately 2.7 years.

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

On July 12, 2010, the Board of Directors approved 345,120 FOCUS Plan long-term equity incentive awards to officers of the Company.  The long-term equity incentive awards are valued at $2.5 million which equals to an average price per share of $7.30 and consist of 25,380 time-based awards, 179,314 market condition awards subject to an absolute total return goal, and 140,426 market condition awards subject to a relative total return goal.  These shares are accounted for as equity-classified awards on the Company’s consolidated balance sheet.

The time-based awards were granted July 12, 2010, and will vest ratably over four years.  The market condition awards are contingent on the Company meeting goals for compounded annual total return to stockholders (“TRS”) over the three year period beginning July 1, 2010.  The market condition goals are based upon (i) the Company’s absolute compounded annual TRS; and (ii) the Company’s absolute compounded annual TRS relative to the compounded annual return of the MSCI US REIT (“RMS”) Index calculated on a gross basis, as follows:

	Threshold	Target	Maximum
Absolute Return Goal	10%	12%	14%
Relative Return Goal	RMS + 100 bps	RMS + 200 bps	RMS + 300 bps

With respect to the absolute return goal, 15% of the award is earned if the Company achieves threshold performance and a cumulative 60% is earned for target performance.  With respect to the relative return goal, 20% of the award is earned if the Company achieves threshold performance and a cumulative 55% is earned for target performance.  In each case, 100% of the award is earned if the Company achieves maximum performance or better.  To the extent actually earned, the market condition awards will vest 50% on each of July 15, 2013 and 2014.

The FOCUS Plan also includes a long-term cash incentive that was designed to reward significant outperformance over the three year period beginning July 1, 2010.  The performance goals for actual payment under the long-term cash incentive will require the Company to (i) achieve an absolute compounded annual TRS that exceeds 14% AND (ii) achieve an absolute compounded annual TRS that exceeds the compounded annual return of the RMS by at least 500 basis points.  Notwithstanding the above goals, in the event the Company achieves an absolute compounded annual TRS that exceeds 19%, then the Company must achieve an absolute compounded annual TRS that exceeds the compounded annual return of the RMS by at least 600 basis points.  The aggregate amount of the cash incentive earned would increase with corresponding increases in the absolute compounded annual TRS achieved by the Company.  There will be a cap on the aggregate cash incentive earned in the amount of $7.1 million.  Achievement of the maximum cash incentive would equate to an absolute compounded annual TRS that approximates 23%, provided that the absolute compounded annual TRS exceeds the compounded annual return of the RMS by at least 600 basis points.  The total compensation expense for the long-term cash incentive awards granted under the FOCUS Plan is based upon the fair market value of the award on the grant date and is accounted for as a liability-classified award on the Company’s consolidated balance sheet.  The grant date fair value for awards that are subject to a market condition are determined using a simulation pricing model developed to specifically accommodate the unique features of the awards.

On August 23, 2010, 5,500 restricted shares vested and were issued to officers of the Company.  These shares were granted in September 2003 and vested seven years from the grant date.

A summary of the Company’s restricted shares and deferred incentive share unit activity for the nine months ended September 30, 2010 is as follows:

		Weighted		Weighted
		Average	Deferred	Average
	Restricted	Grant-Date	Incentive	Grant-Date
	Shares	Fair Value	Share Units	Fair Value
Balance at 12/31/09	308,975	$29.94	18,055	$34.08
Issued	345,120	7.30	-	-
Vested	(152,941)	33.06	-	-
Forfeited	(21,224)	26.69	(1,475)	37.73
Balance at 09/30/10	479,930	$12.81	16,580	$33.75

Note K - Fair Values of Financial Instruments

FASB Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”), defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also provides guidance for using fair value to measure financial assets and liabilities. The Codification requires disclosure of the level within the fair value hierarchy in which the fair value measurements fall, including measurements using quoted prices in active markets for identical assets or liabilities (Level 1), quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active (Level 2), and significant valuation assumptions that are not readily observable in the market (Level 3).

Cash and cash equivalents

The carrying amounts for cash and cash equivalents approximated fair value at September 30, 2010 and December 31, 2009.

Mortgage loans receivable

The Company owns the B participation piece (the “B piece”) of a first mortgage secured by an 844,000 square foot office building in Dallas, Texas known as 2100 Ross, and the carrying amount of the mortgage loan was approximately $8.6 million at September 30, 2010.  In connection with the sale of One Park Ten, the Company seller-financed a $1.5 million note receivable, and carrying amount of the note was $1.5 million at September 30, 2010. The carrying amount for each mortgage loan approximated fair value at September 30, 2010.

 Mortgage notes payable

The fair value of the mortgage notes payable are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements, which is considered a Level 3 input as defined by ASC 820.  The aggregate fair value of the mortgage notes payable at September 30, 2010 was $802.7 million as compared to its carrying amount of $815.5 million.  The aggregate fair value of the mortgage notes payable at December 31, 2009 was $795.9 million as compared to its carrying amount of $852.7 million.

Notes payable to banks

The fair value of the Company’s notes payable to banks is estimated by discounting expected cash flows at current market rates, which is considered a Level 3 input as defined by ASC 820. The aggregate fair value of the notes payable to banks at September 30, 2010 was $98.0 million as compared to its carrying amount of $100.0 million.  The aggregate fair value of the notes payable to banks at December 31, 2009 was $95.8 million as compared to its carrying amount of $100.0 million.

Interest rate swap agreements

The fair value of the interest rate swaps is determined by estimating the expected cash flows over the life of the swap using the mid-market rate and price environment as of the last trading day of the reporting period.  This information is considered a Level 2 input as defined by ASC 820.  The aggregate fair value liability of the interest rate swaps at September 30, 2010 and December 31, 2009 was $4.5 million and $4.9 million, respectively.

Note L – Litigation

On April 23, 2010, the Company received notice of a complaint to the Occupational Safety and Health Administration (“OSHA”) initiated by the Company’s former Chief Financial Officer, J. Mitchell Collins, whose employment with the Company terminated on February 5, 2010.  The complaint alleged discriminatory employment practices in violation of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of Sarbanes-Oxley Act of 2002.  The complaint alleged that Mr. Collins was terminated from his position as Chief Financial Officer of the Company as a result of his purportedly engaging in “protected activity” as defined under

Section 806 of the Sarbanes-Oxley Act, and sought reinstatement of Mr. Collins’ position and unspecified damages from the Company.  Specifically, Mr. Collins alleged that his termination was a result of bringing what he believed to be certain concerns regarding the Company’s financial projections to the attention of senior management.   Mr. Collins also alleged that the Company engaged in conduct that violates U.S. federal law, including U.S. federal securities laws by inaccurately describing to the public the events surrounding his February 5, 2010 separation.  Effective July 16, 2010, the Company received a formal notice from the Area Director of OSHA, that Mr. Collins withdrew the Sarbanes-Oxley complaint he filed with OSHA.

On May 4, 2010, Mr. Collins filed a personal injury lawsuit against the Company in the Circuit Court of Hinds County, Mississippi, alleging defamation, wrongful discharge, conversion, and fraud based on substantially the same factual predicate set forth in the OSHA complaint.  Mr. Collins is seeking compensatory and punitive damages in excess of $10.0 million in the lawsuit.  The Company has carefully reviewed Mr. Collin’s personal injury complaint and believes that the allegations made are without basis in fact or law and will vigorously defend the Company’s prior actions and reputation.  Management believes the final outcome of this matter will not have a material adverse effect on the Company’s financial statements.

In addition to the personal injury lawsuit, Mr. Collins has also issued a shareholder demand letter to the Company threatening to commence a derivative lawsuit on behalf of the Company against the Company, its directors and officers based on substantially the same allegations as set forth in the personal injury suit. On July 27, 2010, the Company’s Board of Directors appointed the audit committee of the board to review and evaluate the claims made in Mr. Collins’ demand letter.  The committee has engaged independent legal counsel to assist with the review and evaluation of these claims.

For the nine months ended September 30, 2010, the Company had expensed $719,000 with respect to the pending litigation and the demand letter.  Included in expense is a reserve as of September 30, 2010 in the amount of $200,000 for potential future exposure with respect to the pending litigation and the demand letter.  Management has evaluated the reserve recorded at September 30, 2010 and determined that it is adequate.

Note M - Segment Information

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

The management of the Company evaluates the performance of the reportable office segment based on funds from operations applicable to common stockholders (“FFO”). Management believes that FFO is an appropriate measure of performance for equity REITs and computes this measure in accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition of FFO. Funds from operations is defined by NAREIT as net income (computed in accordance with GAAP), excluding gains or losses from sales of property and extraordinary items under GAAP, plus depreciation and amortization, and after adjustments to derive the Company’s pro rata share of FFO of consolidated and unconsolidated joint ventures. Further, the Company does not adjust FFO to eliminate the effects of non-recurring charges. The Company believes that FFO is a meaningful supplemental measure of its operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses. However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient. Thus, NAREIT created FFO as a supplemental measure of operating performance for real estate investment trusts that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. The Company believes that the use of FFO, combined with the required GAAP presentations, has been beneficial in improving the understanding of operating results of real estate investment trusts among the investing public and making comparisons of operating results among such companies more meaningful. FFO as reported by Parkway may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition. Funds from operations do not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States and is not an indication of cash available to fund cash needs. Funds from operations should not be considered an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flow as a measure of liquidity.

The following is a reconciliation of FFO and net income (loss) attributable to common stockholders for office properties and total consolidated entities for the three months ended September 30, 2010 and 2009. Amounts presented as “Unallocated and Other” represent primarily income and expense associated with providing management services, corporate general and administration expense, interest expense on unsecured lines of credit and preferred dividends.

	At or for the three months ended			At or for the three months ended
	September 30, 2010			September 30, 2009
	Office	Unallocated		Office	Unallocated
	Properties	and Other	Consolidated	Properties	and Other	Consolidated
		(in thousands)			(in thousands)
Income from office and parking properties (a)	$61,567	$-	$61,567	$65,617	$-	$65,617
Management company income	-	585	585	-	340	340
Property operating expenses (b)	(29,332)	-	(29,332)	(31,172)	-	(31,172)
Depreciation and amortization	(21,126)	-	(21,126)	(23,240)	-	(23,240)
Management company expenses	-	(858)	(858)	-	(577)	(577)
General and administrative expenses	-	(1,817)	(1,817)	-	(1,783)	(1,783)
Other income	-	355	355	-	672	672
Equity in earnings of unconsolidated joint ventures	61	-	61	48	-	48
Gain on involuntary conversion	40	-	40	-	-	-
Interest expense (c)	(12,178)	(1,491)	(13,669)	(12,142)	(1,530)	(13,672)
Adjustment for noncontrolling interest-real estate
partnerships	2,356	-	2,356	2,107	-	2,107
Income from discontinued operations	6	-	6	105	-	105
Dividends on preferred stock	-	(1,737)	(1,737)	-	(1,200)	(1,200)
Net income (loss) attributable to common stockholders	1,394	(4,963)	(3,569)	1,323	(4,078)	(2,755)

Depreciation and amortization	21,126	-	21,126	23,240	-	23,240
Depreciation and amortization
-discontinued operations	-	-	-	161	-	161
Depreciation and amortization
-noncontrolling interest - real
estate partnerships	(4,011)	-	(4,011)	(4,625)	-	(4,625)
Adjustment for depreciation and amortization-unconsolidated joint ventures	85	-	85	221	-	221
Funds from operations attributable to common stockholders	$18,594	$(4,963)	$13,631	$20,320	$(4,078)	$16,242

Capital expenditures (d)	$12,629	$-	$12,629	$9,685	$-	$9,685

(a)	Included in property operating revenues are rental revenues, customer reimbursements, parking income and other income.

(b)	Included in property operating expenses are real estate taxes, insurance, contract services, repairs and maintenance and other property operating expenses.

(c)
Interest expense for office properties represents interest expense on property secured mortgage debt.  It does not include interest expense on the Company’s unsecured line of credit, which is included in “Unallocated and Other”.

(d)	Capital expenditures include building improvements, tenant improvements and deferred leasing costs.

The following is a reconciliation of FFO and net income (loss) attributable to common stockholders for office properties and total consolidated entities for the nine months ended September 30, 2010 and 2009. Amounts presented as “Unallocated and Other” represent primarily income and expense associated with providing management services, corporate general and administration expense, interest expense on unsecured lines of credit and preferred dividends.

	At or for the nine months ended			At or for the nine months ended
	September 30, 2010			September 30, 2009
	Office	Unallocated		Office	Unallocated
	Properties	and Other	Consolidated	Properties	and Other	Consolidated
		(in thousands)			(in thousands)
Income from office and parking properties (a)	$192,614	$-	$192,614	$198,210	$-	$198,210
Management company income	-	1,331	1,331	-	1,486	1,486
Property operating expenses (b)	(89,978)	-	(89,978)	(95,767)	-	(95,767)
Depreciation and amortization	(65,257)	-	(65,257)	(68,246)	-	(68,246)
Management company expenses	-	(2,243)	(2,243)	-	(1,710)	(1,710)
General and administrative expenses	-	(5,537)	(5,537)	-	(4,734)	(4,734)
Other income	-	1,105	1,105	-	1,283	1,283
Equity in earnings of unconsolidated joint ventures	253	-	253	475	-	475
Gain on involuntary conversion	40	-	40	742	-	742
Gain on sale or real estate	-	-	-	470	-	470
Interest expense (c)	(36,476)	(4,575)	(41,051)	(36,383)	(5,067)	(41,450)
Adjustment for noncontrolling interest -real estate partnerships	7,581	-	7,581	7,508	-	7,508
Income from discontinued operations	194	-	194	309	-	309
Gain on sale of real estate from discontinuing operations	8,518	-	8,518	-	-	-
Dividends on preferred stock	-	(4,137)	(4,137)	-	(3,600)	(3,600)
Net income (loss) attributable to common stockholders	17,489	(14,056)	3,433	7,318	(12,342)	(5,024)

Depreciation and amortization	65,257	-	65,257	68,246	-	68,246
Depreciation and amortization
-discontinued operations	121	-	121	455	-	455
Depreciation and amortization
-noncontrolling interest - real
estate partnerships	(12,837)	-	(12,837)	(14,939)	-	(14,939)
Adjustment for depreciation and amortization-unconsolidated joint ventures	253	-	253	630	-	630
Gain on sale of real estate	(8,518)	-	(8,518)	(470)	-	(470)
Funds from operations attributable to common stockholders	$61,765	$(14,056)	$47,709	$61,240	$(12,342)	$48,898

Total Assets	$1,601,498	$19,567	$1,621,065	$1,617,643	$26,186	$1,643,829

Office and parking properties	$1,403,101	$-	$1,403,101	$1,409,342	$-	$1,409,342

Investment in unconsolidated joint ventures	$2,805	$-	$2,805	$11,332	$-	$11,332

Capital expenditures (d)	$30,950	$-	$30,950	$26,363	$-	$26,363

(a)	Included in income from office and parking properties are rental revenues, customer reimbursements, parking income and other income.

(b)	Included in property operating expenses are real estate taxes, insurance, contract services, repairs and maintenance and property operating expenses.

(c)
Interest expense for office properties represents interest expense on property secured mortgage debt.  It does not include interest expense on the Company’s unsecured line of credit which is included in “Unallocated and Other”.

(d)	Capital expenditures include building improvements, tenant improvements and deferred leasing costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Parkway is a self-administered and self-managed REIT specializing in the acquisition, operation, leasing and ownership of office properties. The Company is geographically focused on the Southeastern and Southwestern United States and Chicago. At October 1, 2010, Parkway owned or had an interest in 64 office properties located in 11 states with an aggregate of approximately 13.2 million square feet of leasable space. Included in the portfolio are 20 properties totaling 3.7 million square feet that are owned jointly with other investors, representing 28.0% of the portfolio. With the office properties owned jointly with other investors, the Company receives fees for asset management, property management, leasing and construction management services and potentially receives incentive fees upon sale if certain investment targets are achieved. Increasing the number of co-investments, and consequently the related fee income, is part of the Company’s strategy to transform itself to an operator-owner versus an owner-operator. The strategy capitalizes on the Company’s strength in providing excellent service in the operation and acquisition of office properties for investment clients in addition to its direct ownership of real estate assets. Fee-based real estate services are offered through the Company’s wholly owned subsidiary, Parkway Realty Services, LLC (“PRS”), which also currently manages and/or leases approximately 2.6 million square feet for third party owners. The Company generates revenue primarily by leasing office space to its customers and providing management and leasing services to third party office property owners (including joint venture interests). The primary drivers behind Parkway’s revenues are occupancy, rental rates and customer retention.

Occupancy. Parkway’s revenues are dependent on the occupancy of its office buildings. At October 1, 2010, occupancy of Parkway’s office portfolio was 85.7% compared to 85.4% at July 1, 2010 and 88.3% at October 1, 2009. Not included in the October 1, 2010 occupancy rate are 29 signed leases totaling 228,000 square feet, which commence during the fourth quarter of 2010 through the second quarter of 2012, and will raise Parkway’s percentage leased to 87.4%. To combat rising vacancy, Parkway utilizes innovative approaches to produce new leases. These include the Broker Bill of Rights, a short-form service agreement and customer advocacy programs which are models in the industry and have helped the Company maintain occupancy at a premium above the national occupancy rate of approximately 82.5%. Parkway currently anticipates an average annual occupancy range of approximately 85.0% to 87.0% during 2010 for its office properties.

Rental Rates. An increase in vacancy rates has the effect of reducing market rental rates and vice versa. Parkway’s leases typically have three to seven year terms. As leases expire, the Company replaces the existing leases with new leases at the current market rental rate. At October 1, 2010, Parkway had $1.68 per square foot in rental rate embedded loss in its office property leases. Embedded loss is defined as the difference between the current weighted average in place cash rents and the current weighted average market rental rate.

Customer Retention. Keeping existing customers is important as high customer retention leads to increased occupancy, less downtime between leases, and reduced leasing costs. Parkway estimates that it costs five to six times more to replace an existing customer with a new one than to retain the customer. In making this estimate, Parkway takes into account the sum of revenue lost during downtime on the space plus leasing costs, which rise as market vacancies increase. Therefore, Parkway focuses a great deal of energy on customer retention. Parkway’s operating philosophy is based on the premise that it is in the customer retention business. Parkway seeks to retain its customers by continually focusing on operations at its office properties. The Company believes in providing superior customer service; hiring, training, retaining and empowering each employee; and creating an environment of open communication both internally and externally with customers and stockholders. Over the past ten years, Parkway maintained an average 69.1% customer retention rate. Parkway’s customer retention rate was 75.0% for the quarter ending September 30, 2010, as compared to 69.7% for the quarter ending June 30, 2010, and 58.0% for the quarter ending September 30, 2009.  Customer retention for the nine months ended September 30, 2010 and September 30, 2009 was 67.5% and 61.0%, respectively.

Strategic Planning.  Parkway is a focused office REIT with a hands-on, service-oriented approach, a disciplined capital allocation program and willingness to recycle assets.  However, Parkway continues to focus on the Company’s strategy of transforming itself to an operator-owner from an owner-operator, as well as maximizing total return to our stockholders.  In February 2010, the Board of Directors adopted a new three-year operating plan referred to as the “FOCUS” Plan that will be centered around a goal of achieving a 12% compounded annual total return to the Company’s stockholders over a three-year period beginning July 1, 2010.  The goals of the FOCUS Plan are as follows:

•
Fund and Fund-Like Investments.  The Company believes that fund and fund-like investments have the highest priority of the Company’s capital allocation, because it gives Parkway’s stockholders the highest risk adjusted return as measured by internal rate of return, capitalization rate and accretion per share.

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

•
Capital Allocation Discipline.  The Company’s overall capital structure goal is to achieve a debt to gross asset value ratio of 50%, as determined by using a 10-year historical capitalization rate of approximately 8.5%, and a net debt to EBITDA multiple of 6.5 times or less.  Beyond the balance sheet, capital allocation refers to the Company’s goal to exit non-strategic markets through the continuation of its Asset Recycling program.  Most of the properties identified for sale are smaller assets or assets located in smaller markets where Parkway does not have a significant presence.  By the end of the FOCUS plan, the Company’s goal is to be invested in larger, higher-quality properties located in higher-rent growth markets through fund and fund-like investments.  The Company will continue to maintain discipline as it relates to managing the balance sheet and the acquisition and disposition of assets.

•
Uncompromising Focus on Operations.  Parkway believes that its uncompromising focus on operations is what sets it apart from other office property owners.  An important goal of the FOCUS Plan is to move decision-making authority to the regional office level.  The Company’s market leaders already have the responsibility of setting rents, increasing net operating income margins and maintaining a consistent standard of operations and will be given more profit and loss responsibility and investment authority going forward.  It is important that we know our markets, which is best achieved when Parkway’s people live and work within the market.  An integral part of the FOCUS Plan is a program referred to as “We Know…City.”  These three words imply that Parkway employees know more than just how to manage real estate, but that they have a deep understanding of a city’s history, economics, infrastructure, politics and much more.  By truly knowing the cities where the Company is invested, we are better positioned for leasing, active asset management, recruitment and investments.

•
Shareholder Returns.  All of the previously mentioned goals funnel to the ultimate goal of the FOCUS Plan, which is to maximize total return to Parkway’s shareholders.  The Company has set a goal of achieving a 12% compounded annual total return to its shareholders for the three-year period starting July 1, 2010.

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

On May 14, 2008, Parkway, through affiliated entities, entered into a limited partnership agreement forming a $750.0 million discretionary fund, known as Parkway Properties Office Fund II, L.P., (“Texas Fund II”) with the Teacher Retirement System of Texas (“TRST”) for the purpose of acquiring high-quality multi-tenant office properties. TRST is a 70% investor and Parkway is a 30% investor in the fund, which will be capitalized with approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt. Parkway’s share of the equity contribution for the fund will be $112.5 million and will be funded with operating cash flow, proceeds from asset sales, line of credit advances and/or sales of equity securities. The Texas Fund II targets acquisitions in the core markets of Houston, Austin, San Antonio, Chicago, Atlanta, Phoenix, Charlotte, Memphis, Nashville, Jacksonville, Orlando, Tampa/St. Petersburg, and Ft. Lauderdale, as well as other growth markets to be determined at Parkway’s discretion.

The Texas Fund II targets properties with an anticipated leveraged internal rate of return of greater than 10%. Parkway serves as the general partner of the fund and provides asset management, property management, leasing and construction management services to the fund, for which it will be paid market-based fees. Cash will be distributed pro rata to each partner until a 9% annual cumulative preferred return is received and invested capital is returned. Thereafter, 56% will be distributed to TRST and 44% to Parkway. Parkway has four years, or through May 2012, to identify and acquire properties (the “Investment Period”), with funds contributed as needed to close acquisitions. Parkway will exclusively represent the fund in making acquisitions within the target markets and acquisitions with certain predefined criteria. Parkway will not be prohibited from making fee-simple or joint venture acquisitions in markets outside of the target markets, acquiring properties within the target markets that do not meet Texas Fund II’s specific criteria or selling a full or partial interest in currently owned properties. The term of Texas Fund II will be seven years from the expiration of the Investment Period, with provisions to extend the term for two additional one-year periods at the discretion of Parkway.  At September 30, 2010, no investments had been made on behalf of Texas Fund II.  However, during the fourth quarter of 2010, the Company sold two assets in Atlanta, Georgia and is under contract to sell one asset in Charlotte, North Carolina for a gross sales price of $33.0 million to Texas Fund II.  The three assets include Falls Pointe, a 107,000 square foot office property in Atlanta, Georgia; Lakewood II, a 128,000 square foot office property also in Atlanta, Georgia, and Carmel Crossing, a 326,000 square foot three-building office complex in Charlotte, North Carolina.

Financial Condition

Comments are for the balance sheet dated September 30, 2010 compared to the balance sheet dated December 31, 2009.

Office and Parking Properties. In 2010, Parkway continued the execution of its strategy of operating office properties as well as liquidating non-strategic assets that no longer meet the Company’s investment criteria or the Company has determined value will be maximized by selling. The Company delayed new investments in office properties in 2009 until there was further clarity in values. During 2010 the Company has begun to see investment opportunities come available as evidenced by the Texas Fund II making its first acquisition in the fourth quarter of 2010.  During the nine months ended September 30, 2010, total assets increased $8.9 million or 0.6%.

Acquisitions, Dispositions and Improvements.  Parkway’s investment in office and parking properties increased $1.2 million net of depreciation to a carrying amount of $1.4 billion at September 30, 2010, and consisted of 58 office and parking properties.  The primary reason for the increase in office and parking properties relates to the purchase of a mortgage loan accounted for as real estate and building improvements during the period, offset by the sale of one office property and depreciation recorded during the period.

On April 15, 2010, Parkway sold One Park Ten, a 163,000 square foot office property in Houston, Texas, for a gross sales price of $15.7 million.  Parkway received net cash proceeds of $4.8 million, which were used to reduce amounts outstanding under the Company’s line of credit.  Parkway recognized a gain on the sale of $8.5 million during the second quarter of 2010.  In connection with the sale of One Park Ten, the $8.7 million first mortgage was assumed by the buyer and the Company seller-financed a $1.5 million note receivable that bears interest at 7.25% per annum on an interest-only basis through maturity in June 2012.  PRS was retained to provide management and leasing services for the property.  During the third quarter of 2010, the management agreement for the property was terminated.  Therefore, all income for current and prior periods was reclassified to discontinued operations.

During the third quarter of 2010, the Company acquired its partner’s 25% interest in Parkway Moore, LLC and Moore Building Associates, LP for $2,500.  These entities were established for the purpose of owning the Toyota Center, a 175,000 square foot office building in Memphis, Tennessee.  Therefore at September 30, 2010, the Company owned 100% of the entities and the Toyota Center.

As previously disclosed, on July 30, 2010, the Company purchased a first mortgage loan secured by three properties owned by RubiconPark I, LLC (“Rubicon JV”) for $35.0 million.  The Rubicon JV is a joint venture between Rubicon US REIT and Parkway.  The loan had a $2.0 million rollover reserve which was credited to Parkway at closing, for a net purchase price of $33.0 million.  The loan had a principal balance of $51.0 million at the time of purchase by Parkway.  The loan was secured by Carmel Crossing, a 326,000 square foot office complex located in Charlotte, North Carolina, Falls Pointe, a 107,000 square foot office property in Atlanta, Georgia, and Lakewood II, a 128,000 square foot office property also in Atlanta, Georgia.  As of September 30, 2010, this mortgage loan was accounted for as real estate related to office and parking properties on the Company’s consolidated balance sheet.  During October 2010, the Company, as holder of the mortgage, foreclosed on the three properties, which served as collateral for the associated loan.

On October 29, 2010, the Company sold the two Atlanta properties previously owned by the Rubicon JV and described above for $8.0 million to Parkway Properties Office Fund II, LP (“Texas Fund II”), the Company’s $750.0 million discretionary fund with Teacher Retirement System of Texas.  Carmel Crossing, located in Charlotte, North Carolina, is under contract to be sold to Texas Fund II for $25.0 million and is subject only to North Carolina law which requires the creditor to allow additional offers to be accepted on foreclosed properties for a period of 10 days following the foreclosure sale date.  The anticipated closing date of Carmel Crossing is November 2010.  An additional $7.3 million is expected to be spent for closing costs, building improvements and leasing costs during the first two years of ownership.  The Company expects to finalize the purchase price allocation for this investment during the fourth quarter of 2010.  The Texas Fund II plans to place a non-recourse first mortgage on Carmel Crossing in the amount of approximately 50% of the value of the property during the first quarter of 2011.  The total sale of these three assets is expected to result in Parkway receiving $22.5 million in cash upon closing.  Parkway’s equity ownership in the three properties after the sale is 30% or $9.9 million.

During the nine months ended September 30, 2010, the Company capitalized building improvements of $23.4 million and recorded depreciation expense of $49.4 million related to its office and parking properties.

Mortgage Loans.  Parkway’s investment in mortgage loans increased $2.0 million or 24.9% for the nine months ended September 30, 2010, and is primarily due to the $1.5 million note receivable placed in connection with the sale of One Park Ten discussed above.

Rents Receivable and Other Assets. For the nine months ended September 30, 2010, rents receivable and other assets increased $7.4 million or 6.4%. The net increase is primarily due to the increase in escrow bank account balances, which was caused by the contribution of funds in connection with office property capital expenditures and payment of capitalized lease commissions, offset by amortization of existing capitalized lease commissions.

Intangible Assets, Net. For the nine months ended September 30, 2010, intangible assets net of related amortization decreased $10.4 million or 16.9% and was primarily due to the effect of amortization of existing intangible assets for the period.

Accounts Payable and Other Liabilities.  For the nine months ended September 30, 2010, accounts payable and other liabilities increased $9.0 million or 10.1% primarily due to the timing of payment of expenses as well as the recognition of a liability for deferred revenue in the amount of $3.7 million in connection with a partial lease termination fee received for a customer’s lease with a termination date of March 2012.

Mortgage Notes Payable. During the nine months ended September 30, 2010, mortgage notes payable decreased $37.2 million or 4.4% and is due to the net effect of scheduled principal payments on mortgages of $10.7 million, the transfer of one mortgage to the purchaser of One Park Ten of $8.7 million and the retirement of existing mortgage debt of $87.8 million, offset by the placement of mortgage debt of $70.0 million.

On February 8, 2010, the Company obtained a $35.0 million non-recourse, first mortgage loan related to the refinance of a $60.0 million recourse mortgage that was scheduled to mature in May 2010.  The mortgage loan bears interest at a fixed rate of 7.25% and is secured by the Company’s Capital City Plaza building in Atlanta, Georgia.  The mortgage loan matures in March 2017 and includes the option to be prepaid at the end of five years at a cost of 1% of the outstanding loan balance.  The Company used available proceeds under its line of credit to pay the $25.0 million difference on the maturing mortgage loan.

On April 15, 2010, in connection with the sale of One Park Ten in Houston, Texas, the buyer assumed the $8.7 million first mortgage loan secured by the property.  The mortgage loan carried an interest rate of 7.1% and was scheduled to mature in June 2012.  During the second quarter of 2010, the Company recorded a $136,000 loss on the extinguishment of debt associated with the buyer’s assumption of the mortgage loan.

On April 30, 2010, the Company repaid a $17.2 million mortgage loan secured by two office properties in Houston, Texas and one office property in Atlanta, Georgia, utilizing available proceeds under its line of credit.  The mortgage had an interest rate of 5.3% and was scheduled to mature on May 1, 2010.

On May 28, 2010, the Company obtained a $23.0 million non-recourse, first mortgage loan secured by Citrus Center, a 261,000 square foot office property in Orlando, Florida.  The mortgage loan had a fixed interest rate of 6.3% and a term of ten years.   The proceeds were used to reduce amounts outstanding under the Company’s line of credit.

Upon maturity, on June 1, 2010, the Company paid off its share and its partner’s share of a $10.6 million mortgage note payable secured by the Toyota Center, a 175,000 square foot office property in Memphis, Tennessee, utilizing available proceeds under the Company’s line of credit. The mortgage had an interest rate of 7.9%.  The Toyota Center office property was previously owned by a consolidated joint venture, Moore Building Associates, LP, in which the Company served as the general partner.  However, during the third quarter of 2010, Parkway purchased the partner’s interest, thereby placing Parkway’s ownership of the property at 100%.

On July 8, 2010, the Company obtained a $12.0 million non-recourse first mortgage loan secured by the Stein-Mart building, a 196,000 square foot office property in Jacksonville, Florida.  The mortgage loan had a fixed interest rate of 6.5% and a term of ten years.  The proceeds were used to reduce amounts outstanding under the Company’s line of credit.

On October 8, 2010, the Company repaid a $7.6 million mortgage loan secured by One Jackson Place, a 220,000 square foot office property in Jackson, Mississippi.  The mortgage loan had a fixed interest rate of 7.9% and was scheduled to mature on October 10, 2010.  The Company repaid the mortgage loan using available proceeds under the line of credit.

The Company expects to continue seeking fixed-rate, non-recourse mortgage financing with maturities from five to ten years typically amortizing over 25 to 30 years on select office building investments as additional capital is needed. The Company monitors the total debt to total asset value ratio as defined in the loan agreements for the $311.0 million unsecured line of credit. In addition to the total debt to total asset value ratio, the Company monitors interest, fixed charge and modified fixed charge coverage ratios and the net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiple. The interest coverage ratio is computed by comparing the cash interest accrued to EBITDA. The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA. The modified fixed charge coverage ratio is computed by comparing cash interest accrued and preferred dividends paid to EBITDA. The net debt to EBITDA multiple is computed by comparing Parkway’s share of net debt to EBITDA computed for a trailing 12-month period. Management believes the total debt to total asset value, interest coverage, fixed charge coverage, modified fixed charge coverage and the net debt to EBITDA multiple provide useful information on total debt levels as well as the Company’s ability to cover interest, principal and/or preferred dividend payments with current income.  The Company targets a net debt to EBITDA multiple of 6.5 times or less.

The reconciliation of net income to EBITDA and the computation of the interest, fixed charge and modified fixed charge coverage ratios, as well as the net debt to EBITDA multiple is as follows for the nine months ended September 30, 2010 and 2009 (in thousands):

	Nine Months Ended
	September 30
	2010	2009
	(Unaudited)
Net income (loss)	$7,570	$(1,424)
Adjustments to net income (loss):
Interest expense	39,862	40,164
Amortization of financing costs	1,317	1,772
Loss on early extinguishment of debt	189	-
Depreciation and amortization	65,378	68,701
Amortization of share-based compensation	877	1,940
Net gain on real estate and involuntary conversion	(8,558)	(1,212)
Tax expense	176	2
EBITDA adjustments - unconsolidated joint ventures	363	1,014
EBITDA adjustments - noncontrolling interest in real estate partnerships	(22,036)	(24,356)
EBITDA (1)	$85,138	$86,601

Interest coverage ratio:
EBITDA	$85,138	$86,601
Interest expense:
Interest expense	$39,862	$40,164
Interest expense - unconsolidated joint ventures	110	376
Interest expense - noncontrolling interest in real estate partnerships	(8,995)	(9,209)
Total interest expense	$30,977	$31,331
Interest coverage ratio	2.75	2.76

Fixed charge coverage ratio:
EBITDA	$85,138	$86,601
Fixed charges:
Interest expense	$30,977	$31,331
Preferred dividends	4,137	3,600
Principal payments (excluding early extinguishment of debt)	10,794	10,083
Principal payments - unconsolidated joint ventures	24	108
Principal payments - noncontrolling interest in real estate partnerships	(762)	(695)
Total fixed charges	$45,170	$44,427
Fixed charge coverage ratio	1.88	1.95

Modified fixed charge coverage ratio:
EBITDA	$85,138	$86,601
Modified fixed charges:
Interest expense	$30,977	$31,331
Preferred dividends	4,137	3,600
Total modified fixed charges	$35,114	$34,931
Modified fixed charge coverage ratio	2.42	2.48

Net debt to EBITDA multiple:
EBITDA - trailing 12 months	$114,120	$114,316
Mortgage notes payable	$815,452	$856,232
Notes payable to banks	100,000	100,000
Adjustments for unconsolidated joint ventures	2,483	9,648
Adjustments for noncontrolling interest in real estate partnerships	(212,130)	(215,891)
Parkway’s share of total debt	705,805	749,989
Less: Parkway’s share of cash	(20,413)	(24,011)
Parkway’s share of net debt	$685,392	$725,978
Net debt to EBITDA multiple	6.01	6.35

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

Parkway views EBITDA primarily as a liquidity measure and, as such, the GAAP financial measure most directly comparable to it is cash flows provided by operating activities. Because EBITDA is not a measure of financial performance calculated in accordance with GAAP, it should not be considered in isolation or as a substitute for operating income, net income, or cash flows provided by operating, investing and financing activities prepared in accordance with GAAP. The following table reconciles cash flows provided by operating activities to EBITDA for the nine months ended September 30, 2010 and 2009 (in thousands):

	Nine Months Ended
	September 30
	2010	2009
Cash flows provided by operating activities	$53,159	$63,548
Amortization of above (below) market leases	147	98
Amortization of mortgage loan discount	522	447
Operating distributions from unconsolidated joint ventures	-	(392)
Interest expense	39,862	40,164
Loss on early extinguishment of debt	189	-
Tax expense	176	2
Change in deferred leasing costs	7,543	7,413
Change in receivables and other assets	8,129	(2,680)
Change in accounts payable and other liabilities	(10,750)	(6,640)
Adjustments for noncontrolling interests	(14,455)	(16,848)
Adjustments for unconsolidated joint ventures	616	1,489
EBITDA	$85,138	$86,601

Equity. Total equity increased $37.2 million or 6.5% during the nine months ended September 30, 2010, as a result of the following (in thousands):
Increase
(Decrease)
Net income attributable to Parkway Properties, Inc.	$7,570
Net loss attributable to noncontrolling interests	(7,581)
Net loss	(11)
Change in market value of interest rate swaps	435
Comprehensive income	424
Common stock dividends declared	(4,850)
Preferred stock dividends declared	(4,137)
Share-based compensation	877
Issuance of preferred stock	44,897
Shares issued in lieu of Directors’ Fees	285
Issuance costs for shelf registration	(14)
Shares withheld to satisfy tax withholding obligation on vesting of restricted stock	(799)
Net shares distributed from deferred compensation plan	503
$37,186

On August 9, 2010, the Company issued 1.97 million additional shares of its 8.0% Series D Cumulative Redeemable Preferred Stock at a price of $23.757 per share equating to a yield of 8.500% (excluding accrued dividends).  The Series D Preferred Stock has a $25 liquidation value per share and was redeemable at the option of the Company as of June 27, 2008.  Wells Fargo Securities, LLC and Banc of America Securities LLC acted as joint book-running managers on the transaction.  The Company used the net proceeds of approximately $45.0 million to reduce amounts outstanding under the Company’s line of credit and for general corporate purposes.

Results of Operations

Comments are for the three months and nine months ended September 30, 2010 compared to the three months and nine months ended September 30, 2009.

Net loss attributable to common stockholders for the three months ended  September 30, 2010 and 2009 was $3.6 million ($0.17 per basic common share) and $2.8 million ($0.13 per basic common share), respectively.  Net income attributable to common stockholders for the nine months ended September 30, 2010 was $3.4 million ($0.16 per basic common share) as compared to net loss attributable to common stockholders of $5.0 million ($0.27 per basic common share) for the nine months ended September 30, 2009.  The primary reasons for the increase in net income attributable to common stockholders of $8.4 million for the nine months ended September 30, 2010 compared to the same period for 2009 is due to the gain on sale of real estate from discontinued operations in 2010.  A discussion of other variances for income and expense items that comprise net income (loss) attributable to common stockholders is discussed in detail below.

Office and Parking Properties. The analysis below includes changes attributable to same-store properties and dispositions of office properties. Same-store properties are consolidated properties that the Company owned for the current and prior year reporting periods, excluding properties classified as discontinued operations. At September 30, 2010, same-store properties consisted of 58 properties comprising 12.2 million square feet.

The following table represents revenue from office and parking properties for the three months and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30				Nine Months Ended September 30
			Increase	%			Increase	%
	2010	2009	(Decrease)	Change	2010	2009	(Decrease)	Change
Revenue from office and parking properties:
Same-store properties	$61,563	$65,619	$(4,056)	-6.2%	$192,612	$197,187	$(4,575)	-2.3%
Properties disposed	4	(2)	6	-300.0%	2	1,023	(1,021)	-99.8%
Total revenue from office and parking properties	$61,567	$65,617	$(4,050)	-6.2%	$192,614	$198,210	$(5,596)	-2.8%

Revenue from office and parking properties for same-store properties decreased $4.1 million and $4.6 million for the three months and nine months ended September 30, 2010, compared to the same periods for 2009. The primary reason for the decrease is due to a decrease in expense reimbursement income as a result of lower property operating expenses and a decrease in average same-store occupancy offset by an increase in lease termination fee income for the three months and nine months ended September 30, 2010 compared to the same periods in 2009.  Average same-store occupancy decreased 340 basis points for the nine months ended September 30, 2010, compared to the same period of 2009.

The following table represents property operating expenses for the three months and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30				Nine Months Ended September 30
			Increase	%			Increase	%
	2010	2009	(Decrease)	Change	2010	2009	(Decrease)	Change
Property operating expenses
Same-store properties	$29,319	$31,180	$(1,861)	-6.0%	$90,024	$95,228	$(5,204)	-5.5%
Properties disposed	13	(8)	21	-262.5%	(46)	539	(585)	-108.5%
Total property operating expenses	$29,332	$31,172	$(1,840)	-5.9%	$89,978	$95,767	$(5,789)	-6.0%

Property operating expenses for same-store properties decreased $1.9 million and $5.2 million for the three months and nine months ended September 30, 2010, respectively, compared to the same period of 2009. The primary reason for the decrease is due to decreased ad valorem taxes and bad debt expense.

Depreciation and amortization expense attributable to office and parking properties decreased $2.1 million and $3.0 million for the three months and nine months ended September 30, 2010, respectively, compared to the same period for 2009. The primary reason for the decrease is due to the sale of two office properties in 2009 and one office property in 2010.

Share-Based and Long-Term Compensation Expense. Compensation expense related to restricted shares and deferred incentive share units of $877,000 and $1.9 million was recognized for the nine months ended September 30, 2010 and 2009, respectively. Total compensation expense related to nonvested awards not yet recognized was $3.2 million at September 30, 2010. The weighted average period over which the expense is expected to be recognized is approximately 2.7 years.

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

On July 12, 2010, the Board of Directors approved 345,120 FOCUS Plan long-term equity incentive awards to officers of the Company.  The long-term equity incentive awards are valued at $2.5 million which equals to an average price per share of $7.30 and consist of 25,380 time-based awards, 179,314 market condition awards subject to an absolute total return goal, and 140,426 market condition awards subject to a relative total return goal.  These shares are accounted for as equity-classified awards on the Company’s consolidated balance sheet.

The time-based awards were granted July 12, 2010 and will vest ratably over the next four years.  The market condition awards are contingent on the Company meeting goals for compounded annual total return to stockholders (“TRS”) over the three year period beginning July 1, 2010.  The market condition goals are based upon (i) the Company’s absolute compounded annual TRS; and (ii) the Company’s absolute compounded annual TRS relative to the compounded annual return of the MSCI US REIT (“RMS”) Index calculated on a gross basis, as follows:

	Threshold	Target	Maximum
Absolute Return Goal	10%	12%	14%
Relative Return Goal	RMS + 100 bps	RMS + 200 bps	RMS + 300 bps

With respect to the absolute return goal, 15% of the award is earned if the Company achieves threshold performance and a cumulative 60% is earned for target performance.  With respect to the relative return goal, 20% of the award is earned if the Company achieves threshold performance and a cumulative 55% is earned for target performance.  In each case, 100% of the award is earned if the Company achieves maximum performance or better.  To the extent actually earned, the market condition awards will vest 50% on each of July 15, 2013 and 2014.

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

The FOCUS Plan also includes a long-term cash incentive that was designed to reward significant outperformance over the three year period beginning July 1, 2010.  The performance goals for actual payment under the long-term cash incentive will require the Company to (i) achieve an absolute compounded annual TRS that exceeds 14% AND (ii) achieve an absolute compounded annual TRS that exceeds the compounded annual return of the RMS by at least 500 basis points.  Notwithstanding the above goals, in the event the Company achieves an absolute compounded annual TRS that exceeds 19%, then the Company must achieve an absolute compounded annual TRS that exceeds the compounded annual return of the RMS by at least 600 basis points.  The aggregate amount of the cash incentive earned would increase with corresponding increases in the absolute compounded annual TRS achieved by the Company.  There will be a cap on the aggregate cash incentive earned in the amount of $7,110,000.  Achievement of the maximum cash incentive would equate to an absolute compounded annual TRS that approximates 23%, provided that the absolute compounded annual TRS exceeds the compounded annual return of the RMS by at least 600 basis points. The total compensation expense for the long-term cash incentive awards granted under the FOCUS Plan is based upon the fair market value of the award on the grant date and is accounted for as a liability-classified award on the Company’s consolidated balance sheet.  The grant date fair value for awards that are subject to a market condition are determined using a simulation pricing model developed to specifically accommodate the unique features of the awards.

General and Administrative Expense. General and administrative expense increased $803,000 for the nine months ended September 30, 2010, compared to the same period of 2009.  The increase is primarily due to a reserve and expenses in connection with Mr. Collins’ personal injury lawsuit and shareholder demand letter.  For the nine months ended September 30, 2010, the Company had expensed $719,000 with respect to the pending litigation and the demand letter.  Included in expense is a reserve as of September 30, 2010 in the amount of $200,000 for potential future exposure with respect to the pending litigation and the demand letter.  Management has evaluated the reserve recorded at September 30, 2010 and determined that it is adequate.

On April 23, 2010, the Company received notice of a complaint to the Occupational Safety and Health Administration (“OSHA”) initiated by the Company’s former Chief Financial Officer, J. Mitchell Collins, whose employment with the Company terminated on February 5, 2010.  The complaint alleged discriminatory employment practices in violation of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of Sarbanes-Oxley Act of 2002.  The complaint alleged that Mr. Collins was terminated from his position as Chief Financial Officer of the Company as a result of his purportedly engaging in “protected activity” as defined under Section 806 of the Sarbanes-Oxley Act, and sought reinstatement of Mr. Collins’ position and unspecified damages from the Company.  Specifically, Mr. Collins alleged that his termination was a result of bringing what he believed to be certain concerns regarding the Company’s financial projections to the attention of senior management.   Mr. Collins also alleged that the Company engaged in conduct that violates U.S. federal law, including U.S. federal securities laws by inaccurately describing to the public the events surrounding his February 5, 2010 separation.  Effective July 16, 2010, the Company received a formal notice from the Area Director of OSHA, that Mr. Collins withdrew the Sarbanes-Oxley complaint he filed with OSHA.

On May 4, 2010, Mr. Collins filed a personal injury lawsuit against the Company in the Circuit Court of Hinds County, Mississippi, alleging defamation, wrongful discharge, conversion, and fraud based on substantially the same factual predicate set forth in the OSHA complaint.  Mr. Collins is seeking compensatory and punitive damages in excess of $10.0 million in the lawsuit.  The Company has carefully reviewed Mr. Collin’s personal injury complaint and believes that the allegations made are without basis in fact or law and will vigorously defend the Company’s prior actions and reputation.  Management believes the final outcome of this matter will not have a material adverse effect on the Company’s financial statements.

In addition to the personal injury lawsuit, Mr. Collins has also issued a shareholder demand letter to the Company threatening to commence a derivative lawsuit on behalf of the Company against the Company, its directors and officers based on substantially the same allegations as set forth in the personal injury suit. On July 27, 2010, the Company’s Board of Directors appointed the audit committee of the board to review and evaluate the claims made in Mr. Collins’ demand letter.  The committee has engaged independent legal counsel to assist with the review and evaluation of these claims.

Interest Expense. Interest expense, including amortization of deferred financing costs, decreased $3,000 and  $399,000 for the three months and nine months ended September 30, 2010, respectively, compared to the same period of 2009 and is comprised of the following (in thousands):

	Three Months Ended September 30				Nine months ended September 30
			Increase	%			Increase	%
	2010	2009	(Decrease)	Change	2010	2009	(Decrease)	Change
Interest expense:
Mortgage interest expense	$11,959	$11,877	$82	0.7%	$35,746	$35,372	$374	1.1%
Bank line interest expense	1,317	1,252	65	5.2%	3,938	4,319	(381)	-8.8%
Debt prepayment expense	-	-	-	0.0%	53	-	53	0.0%
Mortgage loan cost amortization	219	265	(46)	-17.4%	677	1,010	(333)	-33.0%
Bank loan cost amortization	174	278	(104)	-37.4%	637	749	(112)	-15.0%

Total interest expense	$13,669	$13,672	$(3)	0.0%	$41,051	$41,450	$(399)	-1.0%

Mortgage interest expense increased $82,000 and $374,000 for the three months and nine months ended September 30, 2010, respectively, compared to the same period for 2009, and is due to the increase in average interest rates on mortgage notes payable from 5.6% at September 30, 2009, to 5.9% at September 30, 2010.

Bank line interest expense increased $65,000 for the three months ended September 30, 2010 compared to the same period for 2009 and decreased $381,000 for the nine months ended September 30, 2010 compared to the same period for 2010.  The decrease in bank line interest expense is primarily due to a decrease in average borrowings of $20.2 million for the nine months ended September 30, 2010 compared to the same period for 2009.

Discontinued Operations. Discontinued operations is comprised of the following for the three months and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30				Nine Months Ended September 30
			Increase	%			Increase	%
	2010	2009	(Decrease)	Change	2010	2009	(Decrease)	Change
Discontinued operations:
Income from discontinued operations	$6	$105	$(99)	-94.3%	$194	$309	$(115)	-37.2%
Gain on sale of real estate from
discontinued operations	-	-	-	0.0%	8,518	-	8,518	0.0%
Total discontinued operations	$6	$105	$(99)	-94.3%	$8,712	$309	$8,403	2719.4%

All current and prior period income from the following office property disposition is included in discontinued operations for the three months and nine months ended September 30, 2009 and 2008 (in thousands).

Office Property	Location	Square Feet	Date of Sale	Net Sales Price	Net Book Value of Real Estate	Gain on Sale
One Park Ten	Houston, Texas	163	04/15/10	$14,924	$6,406	$8,518

During the third quarter of 2010, the management agreement for One Park Ten was terminated.  This termination took place within six months of the date the property was sold and therefore, the Company reclassified its current and prior period income to discontinued operations.

Recent Accounting Pronouncements

Effective January 1, 2010, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2009-16, “Topic 860 – Transfers and Servicing” (“ASU 2009-16”), which amends and codifies SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” by: eliminating the concept of a qualifying special-purpose entity (“QSPE”); clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale; amending and clarifying the unit of account eligible for sale accounting; and requiring that a transferor initially measure at fair value and recognize all assets obtained (for example beneficial interests) and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale.  Additionally, on and after the effective date, existing QSPEs (as defined under previous accounting standards) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance.  This standard requires enhanced disclosures about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the consolidated balance sheets.  The application of ASU 2009-16 did not have a material impact on the Company’s overall financial position and results of operations upon adoption.

Effective January 1, 2010, the Company adopted FASB ASU 2009-17, “Topic 810 – Consolidations”(“ASU 2009-17”), which amends and codifies FIN 46(R), “Consolidation of Variable Interest Entities,” and changes the consolidation guidance applicable to a variable interest entity (“VIE”).  It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis.  The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.  This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE.  Previously, FIN 46(R) required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred.  QSPEs, which were previously exempt from the application of this standard, are now subject to its provisions.  This standard also requires enhanced disclosures about an enterprise’s involvement with a VIE.  The application of ASU 2009-17 did not have a material impact on the Company’s overall financial position and results of operations upon adoption as the Company will continue to account for its unconsolidated joint ventures under the equity method of accounting.

During the first quarter of 2010,  the Company adopted FASB ASU 2010-09, “Topic 855 – Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which amends Topic 855 so that SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  The application of FASB ASU 2010-09 did not have a material impact on the Company’s overall financial position and results of operations upon adoption.

In July 2010, the FASB issued ASU 2010-20, “Topic 310 – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which significantly expands existing disclosures about the credit quality of financing receivables and their allowance for credit losses.  ASU 2010-20 will require disclosures as of the end of a reporting period such as accounting policies for each portfolio segment, ending balances of allowance for credit losses and credit-quality indicators in addition to added disclosures about activity related to financing receivables or credit losses.  The period end disclosure requirements of ASU 2010-20 will be effective as of the beginning of interim and annual reporting periods that begin after December 15, 2010.  The activity disclosure requirements of ASU 2010-20 will be effective as of the beginning of annual reporting periods that begin after December 15, 2010.  The Company is currently evaluating the impact of ASU 2010-20 on the Company’s consolidated financial statements.

Liquidity and Capital Resources

Statement of Cash Flows.  Cash and cash equivalents were $29.1 million and $35.6 million at September 30, 2010 and 2009, respectively.  Cash flows provided by operating activities for the nine months ended September 30, 2010 and 2009, were $53.2 million and $63.5 million, respectively.  The decrease in cash flows from operating activities of $10.4 million is primarily attributable to the effect of the timing of receipt of revenues and payment of expenses.

Cash used in investing activities was $50.8 million and $5.7 million for the nine months ended September 30, 2010 and 2009, respectively.  The increase in cash used by investing activities of $45.1 million is primarily due to the effect of an investment in a mortgage loan, which is classified as a real estate investment, and a decline in net proceeds received from the sale of office properties in 2010.

Cash provided by financing activities for the nine months ended September 30, 2010 was $6.1 million as compared with cash used by financing activities of $37.6 million for the same period of 2009.  The increase in cash provided by financing activities of $43.6 million is primarily attributable to a reduction in dividends paid on common stock and decreased payments on bank borrowings, offset by a decrease in proceeds from stock offerings.

Liquidity. The Company plans to continue pursuing the acquisition of additional investments that meet the Company’s investment criteria and intends to use operating cash flow, proceeds from the refinancing of mortgages, proceeds from the sale of non-strategic assets, proceeds from the sale of portions of owned assets through joint ventures, possible sales of securities, cash balances and the Company’s line of credit to fund those acquisitions.

The Company’s cash flows are exposed to interest rate changes primarily as a result of its line of credit used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations. The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows at fixed rates, but also utilizes an unsecured revolving credit facility, an unsecured term loan and an unsecured line of credit (collectively, “the Company’s line of credit”).

The Company’s line of credit allows Parkway to borrow up to a combined $311.0 million subject to certain loan covenants, and it matures in April 2011.  At September 30, 2010, the Company had a total of $100.0 million outstanding under its line of credit as follows (in thousands):

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

(2)
The $236.0 million unsecured line of credit is led by Wells Fargo and syndicated to eight other banks. The interest rate on the line of credit is currently LIBOR plus 130 basis points or the Prime interest rate plus 25 basis points.  At September 30, 2010, all amounts outstanding under the line of credit with interest rates not fixed by an interest rate swap agreement were borrowed at LIBOR plus 130 basis points. The Company pays an annual administration fee of $35,000 and fees on the unused portion of the revolver ranging between 12.5 and 20 basis points based upon overall Company leverage, with the rate set at 20 basis points at September 30, 2010.

(3)
The $60.0 million unsecured term loan is led by Wells Fargo and syndicated to eight other banks. The interest rate on the term loan is fixed by an interest rate swap agreement. Excluding the interest rate swap agreement, the interest rate on the term loan is LIBOR plus 130 basis points.

During October 2010, the Company received aggregate commitments from eight lenders totaling $320.0 million for a new unsecured revolving credit facility (the “Credit Facility”), which was well in excess of the Company’s target aggregate commitment of $190.0 million.  The new Credit Facility would replace the existing unsecured revolving credit facility and term loan scheduled to mature on April 27, 2011.  Additionally, the Company obtained a $10.0 million commitment for a new working capital revolving credit facility under substantially the same terms and conditions as the new Credit Facility.  Closing of the new credit facilities totaling $200.0 million in commitments is expected for the fourth quarter of 2010, and is subject to normal and customary documentation and closing conditions.  Wells Fargo Securities LLC and JP Morgan Securities, LLC are acting as Joint Lead Arrangers and Joint Book Runners on the Credit Facility.  In addition, Wells Fargo Bank will act as Administrative Agent and JPMorgan Chase Bank, N.A. is acting as Syndication Agent.  Other lenders providing commitments include PNC Bank, Bank of America, N.A., US Bank, Trustmark Bank, First Tennessee Bank, and BancorpSouth.  The working capital revolving credit facility will be provided solely by PNC Bank.  The new Credit Facility will mature three years from the closing date and includes a one-year extension option.  The new Credit Facility will bear interest at LIBOR plus 275 to 350 basis points, depending upon overall Company leverage.    The Company has a $100.0 million interest rate swap associated with its current credit facility that expires March 31, 2011, which locks LIBOR at 3.635%, and the Company does not anticipate an extinguishment of this interest rate swap prior to its stated expiration.

To protect against the potential for rapidly rising interest rates, the Company entered into interest rate swap agreements in 2008.  The Company designated the swaps as hedges of the variable interest rates on the Company’s borrowings under the Wells Fargo unsecured revolving credit facility and a portion of the debt placed on the

Pinnacle at Jackson Place.  These swaps are considered to be fully effective and changes in the fair value of the swaps are recognized in accumulated other comprehensive income.  The Company’s interest rate hedge contracts at September 30, 2010 and 2009, are summarized as follows (in thousands):

						Fair Market Value
						Liability
Type of	Balance Sheet	Notional	Maturity		Fixed	September 30
Hedge	Location	Amount	Date	Reference Rate	Rate	2010	2009
Swap	Accounts payable
	and other liabilities	$100,000	03/31/11	1-month LIBOR	4.935%	$(1,690)	$(4,167)
Swap	Accounts payable
	and other liabilities	$23,500	12/01/14	1-month LIBOR	5.800%	(2,767)	(1,654)
						$(4,457)	$(5,821)

At September 30, 2010, the Company had $815.5 million in mortgage notes payable with an average interest rate of 5.9% secured by office properties and $100.0 million drawn under the Company’s line of credit. Parkway’s pro rata share of unconsolidated joint venture debt was $2.5 million with an average interest rate of 5.8% at September 30, 2010.  During the fourth quarter of 2009, the Company fully reserved its investment in the RubiconPark I, LLC joint venture.  The Company's investment includes a 13.85% interest in a non-recourse first mortgage, or $7.1 million, which is not reflected in Parkway's share of unconsolidated joint venture debt as a result of this write-off.

The Company monitors the total debt to total asset value ratio as defined in the loan agreements for the Company’s line of credit. In addition to the total debt to total asset value ratio, the Company also monitors interest, fixed charge and modified fixed charge coverage ratios, as well as the net debt to EBITDA multiple. The interest coverage ratio is computed by comparing the cash interest accrued to EBITDA. The interest coverage ratio for the nine months ended September 30, 2010 and 2009, was 2.75 and 2.76 times, respectively. The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA. The fixed charge coverage ratio for the nine months ended September 30, 2010 and 2009, was 1.88 and 1.95 times, respectively. The modified fixed charge coverage ratio is computed by comparing the cash interest accrued and preferred dividends paid to EBITDA. The modified fixed charge coverage ratio for the nine months ended September 30, 2010 and 2009, was 2.42 and 2.48 times, respectively. The net debt to EBITDA multiple is computed by comparing Parkway’s share of net debt to EBITDA for a trailing 12-month period.  The net debt to EBITDA multiple for the nine months ended September 30, 2010 and 2009, was 6.01 and 6.35 times, respectively. Management believes the total debt to total asset value, interest coverage, fixed charge coverage, modified fixed charge coverage and the net debt to EBITDA multiple provide useful information on total debt levels as well as the Company’s ability to cover interest, principal and/or preferred dividend payments with current income.

The table below presents the principal payments due for the mortgage notes payable at September 30, 2010 (in thousands).

	Total		Recurring
	Mortgage	Balloon	Principal
	Maturities	Payments	Amortization
Schedule of Mortgage Maturities by Years:
2010*	$41,917	$38,623	$3,294
2011	113,914	102,694	11,220
2012	58,034	48,408	9,626
2013	9,943	-	9,943
2014	10,595	-	10,595
2015	37,971	26,856	11,115
Thereafter	543,078	529,903	13,175
Total	$815,452	$746,484	$68,968
Fair value at 09/30/10	$802,724
*Remaining three months

On February 8, 2010, the Company obtained a $35.0 million non-recourse, first mortgage loan related to the refinance of a $60.0 million recourse mortgage that was scheduled to mature in May 2010.  The mortgage loan bears interest at a fixed rate of 7.25% and is secured by the Company’s Capital City Plaza building in Atlanta, Georgia.  The loan mortgage matures in March 2017 and includes the option to be prepaid at the end of five years at a cost of 1% of the outstanding loan balance.  The Company used available proceeds under the line of credit to pay the $25.0 million difference on the maturing loan.

On April 15, 2010, the Company sold One Park Ten, a 163,000 square foot office property in Houston, Texas, for a gross sales price of $15.7 million.  Parkway received net cash proceeds from the sale of $4.8 million which were used to reduce amounts outstanding under the Company’s line of credit. The $8.7 million first mortgage loan was assumed by the buyer, and Parkway is also providing a $1.5 million seller-financing loan, which bears interest at 7.25% with interest-only payments through maturity in June 2012.

On April 30, 2010, the Company repaid a $17.2 million mortgage loan secured by two office properties in Houston, Texas, and one office property in Atlanta, Georgia, utilizing available proceeds under its line of credit.  The mortgage loan had an interest rate of 5.3% and was scheduled to mature on May 1, 2010.

On May 28, 2010, the Company obtained a $23.0 million non-recourse, first mortgage loan secured by Citrus Center, a 261,000 square foot office property in Orlando, Florida.  The mortgage loan had a fixed interest rate of 6.3% and a term of ten years.  The proceeds were used to reduce amounts outstanding under the Company’s line of credit.

Upon maturity on June 1, 2010, the Company paid off its share and its partner’s share of a $10.6 million mortgage note payable secured by the Toyota Center, a 175,000 square foot office property in Memphis, Tennessee, utilizing available proceeds under the Company’s line of credit.  The mortgage had an interest rate of 7.9%.  The Toyota Center office property was previously owned by a consolidated joint venture, Moore Building Associates, LP, in which the Company served as the general partner.  However, during the third quarter of 2010, Parkway purchased the partner’s interest, thereby placing Parkway’s ownership of the property at 100%.

On July 8, 2010, the Company obtained a $12.0 million non-recourse first mortgage loan secured by the Stein-Mart building, a 196,000 square foot office property in Jacksonville, Florida.  The mortgage loan had a fixed interest rate of 6.5% and a term of ten years.  The proceeds were used to reduce amounts outstanding under the Company’s line of credit.

On August 9, 2010, the Company issued 1.97 million additional shares of its 8.0% Series D Cumulative Redeemable Preferred Stock at a price of $23.757 per share equating to a yield of 8.500% (excluding accrued dividends).  Wells Fargo Securities, LLC and Banc of America Securities LLC acted as joint book-running managers on the transaction.  The Company used the net proceeds of approximately $45.0 million to reduce amounts outstanding under the Company’s line of credit and for general corporate purposes.

On October 8, 2010, the Company repaid a $7.6 million mortgage loan secured by One Jackson Place, a 220,000 square foot office property in Jackson, Mississippi. The mortgage had an interest rate of 7.9% and was scheduled to mature on October 10, 2010.  The Company repaid the mortgage loan using available proceeds under the line of credit.

The Company presently has plans to make recurring capital expenditures to its office properties in 2010 of approximately $45.0 to $50.0 million on a consolidated basis, with approximately $38.0 million to $43.0 million representing Parkway’s proportionate share of recurring capital improvements.  During the nine months ended September 30, 2010, the Company incurred $27.6 million in recurring capital expenditures on a consolidated basis, with $23.5 million representing Parkway’s proportionate share.  These costs include tenant improvements, leasing costs and recurring building improvements.  Additionally, the Company plans to make improvements related to upgrades on properties acquired in recent years that were anticipated at the time of purchase and major renovations that are nonrecurring in nature to office properties in 2010 of approximately $4.0 million to $6.0 million.  During the nine months ended September 30, 2010, the Company incurred $3.3 million related to upgrades and major renovations, with $2.4 million representing Parkway’s proportionate share.  All such improvements are expected to be financed by cash flow from the properties, capital expenditure escrow accounts, advances from the Company’s line of credit and contributions from partners.

In the budgeting and planning process for 2010, the Company contemplated its overall capital needs and the opportunities that are anticipated over the next few years in light of the sources of capital that are available to us.  The Company believes it is advisable to make more discretionary capital available at this point in the cycle for acquisition opportunities, both on behalf of Texas Fund II and other opportunities that may arise outside of the fund.  This led to the decision to retain an estimated additional $22 million per annum in capital by reducing the common stock dividend to $0.30 per share per annum, which approximates projected 2010 taxable income. Many factors weighed into the Company’s decision to make this large dividend adjustment.  First, the increased costs associated with leasing the Company’s existing and future vacancies during this recessionary cycle; second, the desire to further improve the balance sheet to meet capital structure goals; third, to make available additional capital for the investments the Company is now seeing in the market place for Texas Fund II; and finally, to give the Company more discretionary capital available at this point in the cycle for acquisition opportunities that might be seen outside of Texas Fund II.

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

Funds From Operations

Management believes that funds from operations attributable to common stockholders (“FFO”) is an appropriate measure of performance for equity REITs and computes this measure in accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition of FFO. Funds from operations is defined by NAREIT as net income (computed in accordance with GAAP), excluding gains or losses from sales of property and extraordinary items under GAAP, plus depreciation and amortization, and after adjustments to derive the Company’s pro rata share of FFO of consolidated and unconsolidated joint ventures. Further, the Company does not adjust FFO to eliminate the effects of non-recurring charges. The Company believes that FFO is a meaningful supplemental measure of its operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses. However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient. Thus, NAREIT created FFO as a supplemental measure of operating performance for real estate investment trusts that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. The Company believes that the use of FFO, combined with the required GAAP presentations, has been beneficial in improving the understanding of operating results of real estate investment trusts among the investing public and making comparisons of operating results among such companies more meaningful. FFO as reported by Parkway may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition. Funds from operations do not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States and is not an indication of cash available to fund cash needs. Funds from operations should not be considered an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flow as a measure of liquidity.

The following table presents a reconciliation of the Company’s net income to FFO for the nine months ended September 30, 2010 and 2009 (in thousands):

	Nine Months Ended
	September 30
	2010	2009
Net income (loss)	$7,570	$(1,424)
Adjustments to net income (loss):
Preferred dividends	(4,137)	(3,600)
Depreciation and amortization	65,257	68,246
Depreciation and amortization – discontinued operations	121	455
Noncontrolling interest depreciation and amortization	(12,837)	(14,939)
Unconsolidated joint venture depreciation and amortization	253	630
Gain on sale of real estate	(8,518)	(470)
Funds from operations attributable to common stockholders	$47,709	$48,898

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

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Exchange Act Rule 13a-15). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that at the end of the Company’s most recent fiscal quarter, the Company’s disclosure controls and procedures are effective.

During the period covered by this report, the Company reviewed its internal controls, and there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth in Note L in the Notes to the Consolidated Financial Statements included herein is incorporated by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Parkway’s Form 10-K for the year ended December 31, 2009. For a full description of these risk factors, please refer to Item 1A-Risk Factors, in the 2009 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

				Total Number	Maximum Number
				of Shares Purchased	of Shares that
	Total Number		Average	as Part of Publicly	May Yet Be
	of Shares		Price Paid	Announced Plans	Purchased Under
Period	Purchased		per Share	or Programs	the Plans or Programs

07/01/10 to 07/31/10	7,759	(1)	$14.28	-	-
08/01/10 to 08/31/10	786	(1)	14.16	-	-
09/01/10 to 09/30/10	-		-	-	-
Total	8,545		$14.27	-	-

(1)
As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy tax withholding obligations for employees in connection with the vesting of stock. Shares withheld for tax withholding obligations do not affect the total number of shares available for repurchase under any approved common stock repurchase plan. At September 30, 2010, the Company did not have an authorized stock repurchase plan in place.

Item 6. Exhibits

31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKWAY PROPERTIES, INC

DATE: November 3, 2010	BY:	/s/ Mandy M. Pope
Mandy M. Pope, CPA
Chief Accounting Officer