Form 10-K
period 2010-12-31
PARKWAY PROPERTIES INC
filed 2011-03-04
CIK 729237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 1-11533

Parkway Properties, Inc.
(Exact name of registrant as specified in its charter)

Maryland	74-2123597
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

One Jackson Place Suite 1000
188 East Capitol Street
Jackson, Mississippi 39201
(Address of principal executive offices) (Zip Code)

Registrant's telephone number:  (601) 948-4091
Registrant's website: www.pky.com

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
 ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, at June 30, 2010 was $301.8 million.

The number of shares outstanding in the registrant's class of common stock at March 1, 2011 was 21,962,564.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

At March 1, 2011, Parkway owned or had an interest in 65 office properties located in 11 states with an aggregate of approximately 13.7 million square feet of leasable space.  Included in the portfolio are two discretionary funds and several partnership arrangements which encompass 20 properties totaling 4.1 million square feet, representing 30.3% of the portfolio.  With the discretionary funds and/or partnerships, the Company receives fees for asset management, property management, leasing and construction management services and potentially receives incentive fees upon sale if certain investment targets are achieved.  Increasing the number of co-investments, and consequently the related fee income, is part of the Company’s strategy to transform itself to an operator-owner versus an owner-operator.  The strategy highlights the Company’s strength in providing excellent service in the operation and acquisition of office properties for investment clients in addition to its direct ownership of real estate assets.  Fee-based real estate services are offered through the Company’s wholly-owned subsidiary, Parkway Realty Services LLC (“PRS”), which also manages and/or leases approximately 1.6 million square feet for third-party owners at March 1, 2011.

Strategic Planning

Parkway is a focused office REIT with a hands-on, service-oriented approach, a disciplined capital allocation program and a willingness to recycle assets.  We continue to focus on the Company’s strategy of transforming itself to an operator-owner from an owner-operator, as well as maximizing total return to shareholders.  To show our commitment to this goal, our newest strategic plan is centered on a goal of achieving a 12% compounded annual total return to our shareholders over a three-year period.  This plan is known as the FOCUS Plan (the “Plan”), which began July 1, 2010 and will extend three full years through June 30, 2013.  The goals of the Plan are as follows:

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

•
Capital Allocation Discipline.  The Company’s overall capital structure goal is to achieve a net debt to gross asset value ratio of 50% or less, as determined by using a capitalization rate of 8.5% on recurring cash income, and a net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiple of 6.5 times or less.  Beyond the balance sheet, capital allocation refers to the Company’s goal to exit non-strategic markets through the continuation of its Asset Recycling program.  Most of the properties identified for sale are smaller assets or assets located in smaller markets where Parkway does not have a significant presence.  By the end of the FOCUS Plan, the Company’s goal is to be invested in larger, higher-quality properties located in higher-rent growth markets through fund and fund-like investments.  The Company will continue to maintain discipline as it relates to managing the balance sheet and the acquisition and disposition of assets.

•
Uncompromising Focus on Operations.  Parkway believes that its uncompromising focus on operations is what sets it apart from other office property owners.  An important goal of the FOCUS Plan is to move decision-making authority to the regional office level.  The Company’s market leaders already have the responsibility of setting rents, increasing net operating income margins and maintaining a consistent standard of operations and will be given more profit and loss responsibility and investment authority going forward.  It is important that we know our markets, which is best achieved when Parkway’s people live and work within the market.  An integral part of the FOCUS Plan is a program referred to as “We Know… City.”  These three words imply that Parkway employees know more than just how to manage real estate, but that they have a deep understanding of a city’s history, economics, infrastructure, politics and much more.  By truly knowing the cities where the Company is invested, we are better positioned for leasing, active asset management, recruitment and investments.

•
Shareholder Returns.  All of the previously mentioned goals funnel to the ultimate goal of the FOCUS Plan, which is to maximize total return to Parkway’s shareholders.  The Company has set a goal of achieving a 12% compounded annual total return to its shareholders for the three-year period starting July 1, 2010.

Discretionary Funds and Partnerships

Parkway intends to continue raising discretionary funds and forming partnerships with select institutional investors.  Under the terms of these funds and partnerships, where applicable, Parkway will manage all phases of the investment cycle including acquisition, financing, operations, leasing and dispositions.  The Company will receive fees for providing these services.  At March 1, 2011, Parkway had two discretionary funds and two partnership agreements of this nature.

On July 6, 2005, Parkway, through affiliated entities, entered into a limited partnership agreement forming a $500.0 million discretionary fund known as Parkway Properties Office Fund, L.P. (“Fund I”) with Ohio Public Employees Retirement System (“Ohio PERS”) for the purpose of acquiring high-quality multi-tenant office properties.  Ohio PERS is a 75% investor and Parkway is a 25% investor in the fund, which is capitalized with approximately $200.0 million of equity capital and $300.0 million of non-recourse, fixed-rate first mortgage debt.  At February 15, 2008, Fund I was fully invested.

Fund I targeted properties with a leveraged internal rate of return of greater than 11%.  Parkway serves as the general partner of the fund and provides asset management, property management, leasing and construction management services to the fund, for which it is paid market-based fees.  After each partner has received a 10% annual cumulative preferred return and a return of invested capital, 60% will be distributed to Ohio PERS and 40% to Parkway.  The term of Fund I will be seven years from the date the fund was fully invested until February 2015, with provisions to extend the term for two additional one-year periods.

On May 14, 2008, Parkway, through affiliated entities, entered into a limited partnership agreement forming a $750.0 million discretionary fund known as Parkway Properties Office Fund II, L.P. (“Fund II”) with Teacher Retirement System of Texas (“TRST”) for the purpose of acquiring high-quality multi-tenant office properties.  TRST is a 70% investor and Parkway is a 30% investor in the fund, which will be capitalized with approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt.  Parkway’s share of the equity contribution for the fund will be $112.5 million.  The Company intends to fund its share of equity contributions with proceeds from asset sales, issuance of equity securities and/or advances on the credit facility as needed on a temporary basis.  Fund II targets acquisitions in the core markets of Houston, Austin, San Antonio, Chicago, Atlanta, Phoenix, Charlotte, Memphis, Nashville, Jacksonville, Orlando, Tampa/St. Petersburg, and Ft. Lauderdale, as well as other growth markets to be determined at Parkway’s discretion.

Fund II targets properties with an anticipated leveraged internal rate of return of greater than 10%.  Parkway serves as the general partner of the fund and provides asset management, property management, leasing and construction management services to the fund, for which it is paid market-based fees.  Cash will be distributed pro rata to each partner until a 9% annual cumulative preferred return is received and invested capital is returned.  Thereafter, 56% will be distributed to TRST and 44% to Parkway.  Parkway has four years from the inception date, or through May 2012, to identify and acquire properties (the “Investment Period”), with funds contributed as needed to close acquisitions.  Parkway will exclusively represent the fund in making acquisitions within the target markets and acquisitions with certain predefined criteria.  Parkway will not be prohibited from making fee-simple or joint venture acquisitions in markets outside of the target markets, acquiring properties within the target markets that do not meet Fund II’s specific criteria or selling a full or partial interest in currently owned properties.  The term of Fund II will be seven years from the expiration of the Investment Period, with provisions to extend the term for two additional one-year periods at the discretion of Parkway.  At March 1, 2011, Fund II had remaining investment capacity of $552.1 million of which $81.8 million represents Parkway’s remaining equity contribution that would be due in connection with additional investments in office properties.

Third-Party Management

The Company benefits from a fully integrated management infrastructure, provided by its wholly-owned management subsidiary, PRS.  In addition to the Company’s owned properties, PRS currently manages and/or leases approximately 5.7 million net rentable square feet for third-party owners, joint venture interests and fund properties.  The Company intends to expand its third-party fee business through funds or similar ventures as well as through third party management and leasing contracts.

Financing Strategy

The Company expects to continue seeking primarily fixed rate, non-recourse mortgage financing with maturities from five to ten years typically amortizing over 25 to 30 years on select office building investments as additional capital is needed.  The Company monitors a number of leverage and other financial metrics defined in the loan agreements for the Company’s unsecured credit facility and working capital unsecured credit facility, which includes the Company’s total debt to total asset value.  In addition, the Company monitors interest, fixed charge and modified fixed charge coverage ratios as well as the net debt to gross asset value and the net debt to EBITDA multiple.  Management believes all of the leverage and other financial metrics it monitors, including those discussed above, provide useful information on total debt levels as well as the Company’s ability to cover interest, principal and/or preferred dividend payments with current income.  The Company targets a net debt to gross asset value of 50% or less and a net debt to EBITDA multiple of 6.5 times or less.

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

Capital Allocation

Capital allocation receives constant review by management and the Board of Directors considering many factors including the capital markets, our weighted average cost of capital, buying criteria (written and published), the real estate market and management of the risk associated with the rate of return.  We examine all aspects of each type of investment whether it is a fund asset, Parkway common stock, a mortgage loan receivable or a fee simple purchase. Each carries a relationship to replacement cost which is still an important underwriting discipline for us. Each has a current yield and a leveraged and unleveraged internal rate of return that can be measured on a relative and absolute basis.  Currently, management views investing in funds and similar ventures as the highest priority of our capital allocation because it produces the highest risk adjusted return as measured by internal rate of return and current cash return.  Other investment alternatives are available to us but with lesser return or slightly higher risk so we are principally focused on funds or similar ventures at the present time.  During 2010, the REIT industry began to see an increase in investments in real estate as a result of more equity being deployed by investors, as well as a more favorable credit environment.  As a result, the Company continues to monitor its buying criteria and to exercise discipline when making capital allocation decisions but expects to begin making more investments in Fund II during 2011.

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

Administration

The Company is self-administered and self-managed and maintains its principal executive offices in Jackson, Mississippi.  At December 31, 2010, the Company had 256 employees.  The operations of the Company are conducted from approximately 17,000 square feet of office space located at 188 East Capitol Street, One Jackson Place, Suite 1000, Jackson, Mississippi.  The building is owned by Parkway and is leased by Parkway at market rental rates.

Available Information

Parkway makes available free of charge on the “Corporate” page of its web site, www.pky.com, its filed and furnished reports on Form 10-K, 10-Q and 8-K and all amendments thereto, as soon as reasonably practicable after Parkway electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

The Company’s Corporate Governance Guidelines, Code of Business Conduct and Ethics and the Charters of the Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee of the Board of Directors are available on the “Corporate” page of Parkway’s web site.  Copies of these documents are also available free of charge in print upon written request addressed to Investor Relations, Parkway Properties, Inc., One Jackson Place, Suite 1000, 188 East Capitol Street, Jackson, Mississippi 39201.

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

Our investments are generally made in office properties.  We are, therefore, generally subject to risks incidental to the ownership of real estate.  These risks include:

•	changes in supply of or demand for office properties or customers for such properties in an area in which we own buildings;

•	the ongoing need for capital improvements;

•	increased operating costs, which may not necessarily be offset by increased rents, including insurance premiums, utilities and real estate taxes, due to inflation and other factors;

•	changes in tax, real estate and zoning laws;

•	changes in governmental rules and fiscal policies; and

•	civil unrest, acts of war, acts of God, including earthquakes, hurricanes and other natural disasters (which may result in uninsured losses) and other factors beyond our control.

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

Co-investing with third parties through joint ventures is a part of our ongoing business strategy.  We may not be in a position to exercise sole decision-making authority regarding the properties owned through joint ventures.  Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including reliance on our joint venture partners and the possibility that joint venture partners might become bankrupt or fail to fund their share of required capital contributions, thus exposing us to liabilities in excess of our share of the investment.  The funding of Parkway’s capital contributions may be dependent on proceeds from asset sales, credit facility advances and/or sales of equity securities.  In limited cases, such as gross neglect, the Company can be terminated as the provider of certain fee-based services. Joint venture partners may have business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives.  Any disputes that may arise between us and joint venture partners may result in litigation or arbitration that would increase our expenses.

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

We currently have both fixed and variable rate indebtedness and may incur indebtedness in the future, including borrowings under our credit facilities, to finance possible acquisitions and for general corporate purposes.  As a result, we are and expect to be subject to the risks normally associated with debt financing including:

•	that interest rates may rise;

•	that our cash flow will be insufficient to make required payments of principal and interest;

•	that we will be unable to refinance some or all of our debt;

•	that any refinancing will not be on terms as favorable as those of the existing debt;

•	that required payments on mortgages and on our other debt are not reduced if the economic performance of any property declines;

•	that debt service obligations will reduce funds available for distribution to our stockholders;

•	that any default on our debt, due to noncompliance with financial covenants or otherwise, could result in acceleration of those obligations; and

•	that we may be unable to refinance or repay the debt as it becomes due.

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

Litigation against us could distract our management and/or negatively impact our operating results.

       As noted above under “Prospectus Supplement Summary — Recent Developments”, our former chief financial officer filed (and later withdrew) a complaint against us with OSHA, filed a personal injury lawsuit against us, and threatened a shareholder derivative lawsuit on behalf of our company against us, our directors and officers. We are disputing the allegations made by Mr. Collins.  The Company’s Board of Directors appointed the Audit Committee (the “Committee”) of the board to review and evaluate the claims made in Mr. Collins’ shareholder demand letter. The Committee engaged independent counsel to assist with the review and evaluation of these claims.  After thoroughly investigating the allegations in good faith and fully informing itself of all material facts relevant thereto, the Committee believes that the Company did not operate in a fraudulent or misleading manner regarding either the termination of Mr. Collins or the disclosure of the Company’s 2010 earnings guidance.  Further, the Committee determined that it would not serve the interests of Parkway or its shareholders for the Company to take any of the further actions requested in the demand letter.  Although it is not possible to predict the outcome of litigation with any certainty, claims of this nature present a risk of protracted litigation, regulatory investigations or enforcement, monetary damages, injunctive orders, fines, attorneys’ fees, costs and expenses, and diversion of management’s attention from the operation of our business.

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

We believe that we qualify for taxation as a REIT for federal income tax purposes, and we plan to operate so that we can continue to meet the requirements for taxation as a REIT.  To qualify as a REIT we must satisfy numerous requirements (some on an annual and quarterly basis) established under the highly technical and complex provisions of the Internal Revenue Code (“Code”) applicable to REITs, which include:

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

Certain provisions contained in our charter and bylaws and certain provisions of Maryland law may have the effect of discouraging a third party from making an acquisition proposal for us and may thereby inhibit a change of control.  Provisions of our charter are designed to assist us in maintaining our qualification as a REIT under the Code by preventing concentrated ownership of our capital stock that might jeopardize REIT qualification.  Among other things, these provisions provide that, if a transfer of our stock or a change in our capital structure would result in (1) any person (as defined in the charter) directly or indirectly acquiring beneficial ownership of more than 9.8% (in value or in number, whichever is more restrictive) of our outstanding equity stock excluding Excess Stock, (2) our outstanding shares being constructively or beneficially owned by fewer than 100 persons, or (3) our being "closely held" within the meaning of Section 856(h) of the Code, then:

•	any proposed transfer will be void from the beginning and we will not recognize such transfer;

•	we may institute legal proceedings to enjoin such transfer;

•	we will have the right to redeem the shares proposed to be transferred; and

•	the shares proposed to be transferred will be automatically converted into and exchanged for shares of a separate class of stock, the Excess Stock.

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

Our Charter authorizes our Board of Directors to, among other things, issue additional shares of capital stock without stockholder approval.  We may issue common stock, preferred stock or securities convertible or exchangeable into equity securities to raise additional capital.  Holders of our common stock have no preemptive rights that entitle them to purchase their pro rata share of any offering of shares of any class or series.  Accordingly, the issuance of any additional shares of common or preferred stock or convertible securities could be substantially dilutive to existing holders of our common stock.  Furthermore, the resale by shareholders of our common stock in the public market following any offering could have the effect of depressing the market price for our common stock.  At December 31, 2010, 21,923,610 shares of our common stock and 4,374,896 shares of our Series D preferred stock were issued and outstanding.

The price of our common stock is volatile and may decline.

The market price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control.  In addition, the stock market is subject to fluctuations in share prices and trading volumes that affect the market prices of the shares of many companies.  These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock.  Among the factors that could affect the market price of our common stock are:

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•
changes in revenues or earnings estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our securities or those of other REITs;

•	the ability of our tenants to pay rent to us and meet their other obligations to us under current lease terms;

•	our ability to re-lease spaces as leases expire;

•	our ability to refinance our indebtedness as it matures;

•	any changes in our distribution policy;

•	any future issuances of equity securities;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	general market conditions and, in particular, developments related to market conditions for the real estate industry; and

•	domestic and international economic factors unrelated to our performance.

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

ITEM 1B.               Unresolved Staff Comments.

None.

ITEM 2.                 Properties.

General

The Company operates and invests principally in office properties in the Southeastern and Southwestern United States and Chicago, but is not limited to any specific geographical region or property type.  At March 1, 2011, the Company owned or had an interest in 65 office properties comprising approximately 13.7 million square feet of office space located in 11 states.

Property acquisitions in 2010 and 2008 were funded through a variety of sources, including:

•	Cash reserves and cash generated from operating activities;
•	Sales of equity securities;

•	Sales of office properties;

•	Mortgage financing;
•	Contributions from partners; and/or

•	Advances on the Company’s credit facility.

Office Buildings

Other than as discussed under "Item 1. Business", the Company intends to hold and operate its portfolio of office buildings for investment purposes.  The Company does not propose any program for the renovation or improvement of any of the office buildings other than those discussed in “Item 2 – Properties – Significant Properties”, except as called for under the renewal of existing leases or the signing of new leases or improvements necessary to upgrade recent acquisitions to the Company's operating standards.  All such improvements are expected to be financed by cash flow from the portfolio of office properties, advances on the Company’s credit facility or contributions from partners.

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

The following table sets forth certain information about office properties the Company owned or had an interest in at January 1, 2011:
					Estimated
					Average	% of
	Number	Total Net	% of	Average	Market	Leases	%
	of	Rentable	Total Net	Rent Per	Rent Per	Expiring	Leased
	Office	Square Feet	Rentable	Square	Square	In	at
Location	Properties(1)	(in thousands)	Feet	Foot (2)	Foot (3)	2011 (4)	1/1/2011
Chicago, IL	4	2,897	22.0%	$29.67	$27.63	7.4%	88.6%
Houston, TX	12	2,031	15.4%	20.36	21.33	15.8%	93.6%
Atlanta, GA	9	1,778	13.5%	22.52	19.74	21.1%	82.5%
Memphis, TN	6	1,200	9.1%	21.16	18.11	9.0%	83.1%
Jackson, MS	7	1,112	8.4%	18.49	17.51	12.8%	78.9%
Orlando, FL	5	922	7.0%	22.40	20.87	7.4%	84.9%
Phoenix, AZ	3	689	5.2%	25.95	20.70	16.8%	87.5%
Richmond, VA	6	495	3.8%	17.58	16.16	13.0%	79.7%
Jacksonville, FL	4	482	3.6%	19.42	17.81	4.1%	93.7%
Nashville, TN	1	436	3.3%	18.35	16.50	2.9%	83.1%
Columbia, SC	2	407	3.1%	14.86	16.10	4.2%	75.7%
Charlotte, NC	1	327	2.5%	17.69	17.00	12.6%	78.1%
Ft. Lauderdale, FL	2	216	1.6%	22.50	21.26	12.9%	67.6%
Hampton Roads, VA	1	172	1.3%	19.26	18.00	10.3%	84.1%
Other Markets	1	32	0.2%	14.00	8.00	7.6%	7.6%
	64	13,196	100.0%	$22.73	$21.15	11.7%	85.3%

(1)         Includes 44 office properties owned directly and 20 office properties owned through joint ventures.

(2)         Average rent per square foot is defined as the weighted average current gross rental rate including escalations for operating expenses related to leased office space in the building at January 1, 2011.

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

(4)         The percentage of leases expiring in 2011 represents the ratio of square feet under leases expiring in 2011 divided by total net rentable square feet.

The following table sets forth scheduled lease expirations for properties owned at January 1, 2011 on leases executed at January 1, 2011, assuming no customer exercises renewal options:

		Net		Annualized	Weighted Avg	Weighted Est
		Rentable	Percent of	Rental	Expiring Gross	Avg Market
Year of	Number	Square Feet	Total Net	Amount	Rental Rate Per	Rent Per Net
Lease	of	Expiring	Rentable	Expiring (1)	Net Rentable	Rentable
Expiration	Leases	(in thousands)	Square Feet	(in thousands)	Square Foot (2)	Square Foot (3)
2011	314	1,549	11.7%	$35,774	$23.10	$20.62
2012	242	1,629	12.3%	38,099	23.39	21.95
2013	207	1,177	8.9%	26,259	22.31	19.85
2014	154	1,376	10.4%	30,186	21.93	20.25
2015	168	1,694	12.9%	35,420	20.91	16.76
2016	84	1,282	9.7%	27,166	21.19	19.65
Thereafter	109	2,553	19.4%	63,064	24.71	23.18
	1,278	11,260	85.3%	$255,968	$22.73	$21.15

(1)      Annualized rental amount expiring is defined as net rentable square feet expiring multiplied by the weighted average expiring annual rental rate per net rentable square foot.

(2)      Weighted average expiring gross rental rate is the weighted current rental rate including escalations for operating expenses.

(3)       Estimated weighted average market rent is based upon information obtained from (i) the Company’s own experience in leasing space at the properties; (ii) leasing agents in the relevant markets with respect to quoted rental rates and completed leasing transactions for comparable properties in the relevant markets; and (iii) publicly available data with respect thereto.  Estimated weighted average market rent is weighted by the net rentable square feet expiring in each property.

Customers

The office properties are leased to 1,278 customers, which are in a wide variety of industries including banking, insurance, professional services (including legal, accounting, and consulting), energy, financial services and telecommunications.  Our largest customer and 25 largest customers accounted for 4.9% and 39.5%, respectively of our annualized rental revenue.  The following table sets forth information concerning the 25 largest customers of the properties owned directly or through joint ventures as of January 1, 2011 (in thousands, except footnotes):

									Leased Square Feet (1)	Annualized Rental Revenue (1)
	No. of Props.	Square Footage Expiring
Customer		2011	2012	2013	2014	2015	2016	Thereafter
General Services Administration (“GSA”) (2)	15	102	21	35	3	46	-	265	472	$9,966
Cox Enterprises/AutoTrader.com (3)	2	198	-	90	-	17	-	17	322	6,982
Health Care Service Corporation (“BCBS”) (4)	1	-	230	-	-	-	-	-	230	5,945
Blue Cross Blue Shield of Georgia, Inc. (5)	1	-	-	-	-	-	-	199	199	5,426
Regions Financial Corporation (6)	2	19	5	5	-	4	237	-	270	5,404
Nabors Industries/Nabors Corporate Services	1	-	-	-	216	-	-	-	216	4,420
Extra Space Storage	1	-	-	-	-	134	-	-	134	3,042
Bank of America, NA (7)	6	2	-	28	-	124	3	16	173	2,843
Southwestern Energy Company	2	-	-	-	118	-	-	-	118	2,679
Combined Insurance Company of America (8)	1	-	-	-	-	-	-	99	99	2,670
Clear Channel Communications	1	-	-	-	-	-	-	74	74	2,577
Young & Rubicam (9)	1	9	-	-	-	-	-	69	78	2,505
Schlumberger Technology (10)	1	-	155	-	-	-	-	-	155	2,439
Golin-Harris Communications, Inc.	1	-	67	-	-	-	-	-	67	2,375
U.S. Cellular Corporation (11)	1	-	-	-	-	-	-	222	222	2,372
Honeywell (12)	1	-	-	-	-	-	-	102	102	2,335
United Healthcare Services	1	-	67	-	-	-	-	-	67	2,328
Louisiana-Pacific Corporation	1	-	-	-	-	105	-	-	105	2,226
Stein Mart, Inc.	1	-	-	-	-	-	107	-	107	2,186
Motorola, Inc.	1	15	-	-	-	53	-	-	68	2,106
Shefsky & Froelich, Ltd	1	-	-	-	-	69	-	-	69	1,881
BDO USA, LLP (13)	2	-	1	-	7	-	42	-	50	1,738
Forman, Perry, Watkins, Krutz & Tardy (14)	1	-	-	-	-	-	126	-	126	1,679
URS Corporation (15)	2	3	-	-	-	-	57	-	60	1,436
Burrell Communications Group, LLC	1	-	-	-	-	-	35	-	35	1,430
		348	546	158	344	552	607	1,063	3,618	$80,990
Total Rentable Square Footage (1)									13,196
Total Annualized Rental Revenue (1)									$205,186

(1)
Annualized Rental Revenue represents the gross rental rate (including escalations) per square foot, multiplied by the number of square feet leased by the customer.  Annualized rent for customers in consolidated and unconsolidated joint ventures is calculated based on our ownership interest.  However, leased square feet represents 100% of square feet leased through direct ownership or through joint ventures.

(2)
GSA’s lease at the Meridian Building in Atlanta, Georgia, provides an option to cancel 16,778 square feet effective February 2015 with 90 days written notice.  The GSA’s lease at the Falls Building in Memphis, Tennessee provides two options to cancel.  The first is an option to cancel 2,922 square feet effective January 2013.  The second option is to cancel 22,973 square feet effective January 2013 with 120 days written notice.  The GSA’s lease at Carmel Crossing-Davie in Charlotte, North Carolina, provides an option to cancel 21,384 square feet effective November 2011 with 30 days written notice.  GSA has 80,503 square feet of leases in the Jackson, Mississippi Central Business District that are relocating to the newly developed federal courthouse in 2011.

(3)
Cox Enterprises, which is located at Peachtree Dunwoody Pavilion in Atlanta, Georgia, has an option to cancel 106,758 square feet between June and December 2012 with a notice date of June 2011.  In the event the customer exercises this option at the earliest termination date, the Company expects to receive a fee at the notice date of approximately $950,000 associated with this lease termination which will be recorded into income through the early termination date.  Additionally, the customer will continue to pay rent through the early termination date.  AutoTrader.com will vacate 193,043 square feet upon expiration in February 2011.  Parkway has signed a 46,000 square foot lease to backfill the AutoTrader space and is in letter of intent or lease documentation stages with approximately 37,000 square feet of additional prospects for the space.

(4)
BCBS, which is located at 111 East Wacker in Chicago, Illinois, has exercised its option to cancel 168,405 square feet in March 2012.  The customer will pay a total termination fee of $7.3 million which will be recorded into income over the remaining term of the lease through March 2012.  Additionally, the customer will continue to pay rent through the March 2012 expiration date.

(5)
Blue Cross Blue Shield of Georgia, Inc., which is located at Capital City Plaza in Atlanta, Georgia, has the option to cancel 59,222 square feet in either January 2016 or January 2018 with nine months written notice.  Additionally, the lease provides the option to cancel an additional 29,610 square feet in January 2018 with nine months written notice.

(6)	Regions Financial Corporation, which is located at the Morgan Keegan Tower in Memphis, Tennessee, has the option to cancel 3,197 square feet with four months written notice.
(7)
Bank of America, NA at Bank of America Plaza in Nashville, Tennessee, has an option to cancel 123,710 square feet in October 2014 with 12 months notice.  Also, Bank of America, successor to Countrywide Home Loans, which is located at Maitland 100 in Orlando, Florida, has the option to cancel 11,779 square feet in June of 2012 with six months written notice.

(8)	Combined Insurance Company of America’s lease at 111 East Wacker in Chicago, Illinois, provides a cancellation option in July 2018 with 12 months written notice.
(9)	Young & Rubicam, which is located at 233 North Michigan in Chicago, Illinois, has the option to cancel approximately 34,000 square feet in October of 2015 with 12 months written notice.
(10)
In February 2011, Schlumberger Technology, which is located at the Schlumberger building in Houston, Texas, signed a 64-month lease extension for 155,324 square feet.  The new expiration of Schlumberger’s lease is June 2017 with an option to cancel in June 2015 with a 12-month written notice.

(11)	U.S. Cellular Corporation at US Cellular Plaza in Chicago, Illinois, has the option to cancel up to 39,648 square feet in December 2013 and in September 2014 with a notice date of September 2013.
(12)	Honeywell, which is located at the Honeywell Building in Houston, Texas, has a lease cancellation option in December 2014, which requires a 12-month notice.
(13)
BDO USA, LLP, which is located at Bank of America Plaza in Nashville, Tennessee, has the option to cancel 6,549 square feet in February 2012 with 120 days written notice.  Additionally, the customer’s lease at 233 North Michigan in Chicago, Illinois, provides the option to cancel 43,477 square feet in December 2012 with 12 months written notice.

(14)	Forman, Perry, Watkins, Krutz & Tardy, which is located at City Centre in Jackson, Mississippi, has certain cancellation rights pending changes in partnership structure.
(15)	URS Corporation, which is located at Squaw Peak Corporate Center in Phoenix, Arizona, has the option to cancel 10,000 square feet between December 2011 and December 2013 with 90 days written notice.

Significant Properties

The Company has one property, 111 East Wacker, whose book value at December 31, 2010, exceeds ten percent of total assets.

The 111 East Wacker building (“111 East Wacker") is a 32-story Class A office property with an attached four-level, below grade parking garage. The Company, through its wholly-owned direct and indirect subsidiaries, acquired fee simple title to 111 East Wacker in July 2006.  The building was constructed in 1970 and includes 980,000 rentable square feet (“RSF”) of Class A office and storage space and 33,000 RSF of retail space.  The building was 96.4% occupied at January 1, 2011, with an average effective annual rental rate per square foot of $28.64.  The average occupancy and rental rate per square foot over the past five years are as follows:

Year	Average Occupancy	Average Rental Rate per Square Foot
2006	89.9%	$24.25
2007	85.0%	$23.90
2008	94.1%	$26.05
2009	95.7%	$27.31
2010	91.2%	$26.72

111 East Wacker’s major customers include governmental agencies, an insurance company and businesses that provide legal, accounting, insurance, advertising and other financial services.  Retail customers include financial service companies, restaurants and other numerous service-oriented amenity customers.

Lease expirations for 111 East Wacker at January 1, 2011 are as follows (in thousands, except number of leases):

	Square Feet	Percentage	Annualized	Percentage of
	of Leases	of Total	Rental	Total Annualized	Number of
Year	Expiring	Square Feet	Revenue (1)	Rental Revenue	Leases
2011	67	6.6%	$1,946	7.0%	16
2012	359	35.4%	10,292	36.8%	10
2013	102	10.1%	3,140	11.2%	14
2014	11	1.1%	301	1.1%	3
2015	104	10.3%	2,845	10.2%	7
2016	70	6.9%	2,073	7.4%	6
2017	54	5.3%	1,606	5.7%	5
2018	14	1.4%	452	1.6%	2
2019	44	4.3%	1,322	4.7%	2
2020	19	1.9%	514	1.9%	1
Thereafter	132	13.1%	3,472	12.4%	2
	976	96.4%	$27,963	100.0%	68

(1)	Annualized rental revenue represents the gross rental rate (including escalations) per square feet, multiplied by the number of square feet leased by the customer.

111 East Wacker has one customer that occupies 10% or more of the rentable square footage.  Information regarding this customer is as follows:

Nature of Business	Lease Expiration	Effective Rental Rate Per Square Foot	Lease Options
Insurance	(1)	$25.85	(2)

(1)
This customer has 230,000 square feet expiring in 2012.  This includes 62,000 square feet originally scheduled to expire in 2012 and 168,000 square feet resulting from the exercise of an early termination option.

(2)
In September 2010 this customer provided notice they would exercise their option to cancel 168,000 square feet, originally set to expire in 2017.  The customer will pay a total termination fee of $7.3 million, of which $3.7 million was paid upon receipt of the termination notice in September 2010.  The total termination fee of $7.3 million will be recorded into income from the notice date of September 2010 through the March 2012 expiration.  Additionally, the customer will continue to pay rent through the March 2012 expiration date.

For tax purposes, depreciation is calculated over 39 years for building and garage, 7 to 39 years for building and tenant improvements and 5 to 7 years for equipment, furniture and fixtures.  The federal tax basis net of accumulated tax depreciation of 111 East Wacker is as follows at December 31, 2010 (in thousands):

111 East
Wacker
Land	$ 23,285
Building and Garage	150,326
Building Improvements	18,655
Tenant Improvements	10,142

Real estate tax expense for 2010, 2009 and 2008 for 111 East Wacker was $5.9 million, $7.1 million and $6.1 million, respectively.

111 East Wacker is subject to a non-recourse first mortgage (the "111 Mortgage").  The 111 Mortgage totaled $148.5 million at December 31, 2010 and has a fixed interest rate of 6.3% with payments based on a 30 year amortization and interest only payments for five years or through July 2011.  The 111 Mortgage matures on July 11, 2016 at which time a balloon payment of $139.5 million is due.

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

The Company did not have any material liens or encumbrances that exceeded 10% of total assets at December 31, 2010.

Non-Strategic Assets

Since January 1, 1996, Parkway has pursued a strategy of liquidating its non-strategic assets and using the proceeds from such sales to acquire office properties and pay down short-term debt.  The Company defines non-strategic assets as all office and parking properties in markets where the Company has not achieved critical mass of greater than one million square feet as well as markets that management believes do not have compelling rent growth potential.  Additionally, the Company has 12 acres of undeveloped land in New Orleans, Louisiana, that is considered a non-strategic asset.

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

ITEM 4.  [Removed and Reserved]

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock ($.001 par value) is listed and trades on the New York Stock Exchange under the symbol “PKY”.  The number of record holders of the Company’s common stock at January 1, 2011, was 2,203.

At March 1, 2011, the last reported sales price per common share on the New York Stock Exchange was $16.20.  The following table sets forth, for the periods indicated, the high and low last reported sales prices per share of the Company’s common stock and the per share cash distributions paid by Parkway during each quarter.

	Year Ended			Year Ended
	December 31, 2010			December 31, 2009
Quarter Ended	High	Low	Distributions	High	Low	Distributions
March 31	$22.93	$16.35	$0.075	$18.94	$8.60	$0.325
June 30	$20.73	$14.38	0.075	$16.22	$10.17	0.325
September 30	$16.83	$13.46	0.075	$20.86	$10.88	0.325
December 31	$18.54	$14.71	0.075	$21.50	$17.29	0.325
			$0.300			$1.300

Common stock distributions during 2010 and 2009 ($0.30 and $1.30 per share, respectively) were taxable as follows for federal income tax purposes:

	Year Ended
	December 31
	2010	2009
Ordinary income	$0.23	$0.71
Unrecaptured Section 1250 gain	0.06	-
Return of capital	0.01	0.59
	$0.30	$1.30

The following table shows the high and low Series D preferred share prices and per share distributions paid for each quarter of 2010 and 2009 reported by the New York Stock Exchange.

	Year Ended			Year Ended
	December 31, 2010			December 31, 2009
Quarter Ended	High	Low	Distributions	High	Low	Distributions
March 31	$25.04	$21.77	$0.50	$17.54	$10.13	$0.50
June 30	$25.00	$23.38	0.50	$20.50	$12.68	0.50
September 30	$25.75	$23.50	0.50	$23.07	$17.90	0.50
December 31	$25.81	$24.80	0.50	$24.25	$20.53	0.50
			$2.00			$2.00

At January 1, 2011, there were five holders of record of the Company's 4.4 million outstanding shares of Series D preferred stock.  Series D preferred stock distributions during 2010 and 2009 were taxable as follows for federal income tax purposes:

	Year Ended December 31
	2010	2009
Ordinary income	$1.57	$2.00
Unrecaptured Section 1250 gain	0.43	-
	$2.00	$2.00

Purchases of Equity Securities by the Issuer

			Total Number	Maximum Number
			of Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs

10/01/10 to 10/31/10	1,465(1)	$15.48	-	-
11/01/10 to 11/30/10	-	-	-	-
12/01/10 to 12/31/10	-	-	-	-
Total	1,465	$15.48	-	-

(1)
As permitted under the Company's equity compensation plan, these shares were withheld by the Company to satisfy tax withholding obligations for employees in connection with the vesting of stock.  Shares withheld for tax withholding obligations do not affect the total number of shares available for repurchase under any approved common stock repurchase plan.  At December 31, 2010, the Company did not have an authorized stock repurchase plan in place.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of this Annual Report on Form 10-K, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for certain information regarding the Company’s equity compensation plans.

Performance Graph

The following graph provides a comparison of cumulative stockholder return for the period from December 31, 2005 through December 31, 2010 among Parkway, the Standard & Poor’s 500 Index (“S&P 500”) and the National Association of Real Estate Investment Trusts (“NAREIT”) Equity REIT Total Return Index (“NAREIT Equity”).  The stock performance graph assumes an investment of $100 in the shares of Parkway common stock and each index and the reinvestment of any dividends.  The historical information set forth below is not necessarily indicative of future performance.

The performance graph and related information shall not be deemed “soliciting material” or deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that the Company specifically incorporates it by reference into such filing.

		Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Parkway Properties, Inc.	100.00	134.46	103.17	54.11	68.69	58.84
NAREIT All Equity REIT Index	100.00	135.06	113.87	70.91	90.76	116.12
S&P 500	100.00	115.79	122.16	76.96	97.33	111.99

Source:  SNL Financial LC, Charlottesville, Virginia

ITEM 6.  Selected Financial Data.

	Year Ended 12/31/10	Year Ended 12/31/09	Year Ended 12/31/08	Year Ended 12/31/07	Year Ended 12/31/06
	(In thousands, except per share data)
Operating Data:
Revenues
Income from office and parking properties	$254,611	$262,951	$260,229	$230,180	$195,092
Management company income	1,652	1,870	1,936	1,605	5,329
Total revenues	256,263	264,821	262,165	231,785	200,421
Expenses
Property operating expenses	117,935	126,343	124,409	106,368	91,605
Depreciation and amortization	92,190	92,126	91,224	73,860	61,071
Impairment loss on real estate	4,120	-	2,542	-	-
Management company expenses	3,961	2,299	1,947	1,188	1,141
General and administrative	7,382	6,108	9,725	6,602	4,656
Total expenses	225,588	226,876	229,847	188,018	158,473
Operating income	30,675	37,945	32,318	43,767	41,948
Other income and expenses
Interest and other income	1,487	1,609	1,332	526	39
Equity in earnings of unconsolidated joint ventures	326	445	894	1,008	751
Gain (loss) on real estate, joint venture interests,
involuntary conversion and other assets	40	(7,524)	-	20,307	17,646
Interest expense	(54,647)	(55,044)	(58,766)	(51,879)	(42,368)

Income (loss) from continuing operations	(22,119)	(22,569)	(24,222)	13,729	18,016
Income (loss) from discontinued operations	194	404	(461)	2,789	2,098
Gain on sale of real estate from discontinued operations	8,518	-	22,588	-	5,083
Total discontinued operations	8,712	404	22,127	2,789	7,181
Net income (loss)	(13,407)	(22,165)	(2,095)	16,518	25,197
Noncontrolling interest – real estate partnerships	10,789	10,562	11,369	3,174	485
Net income (loss) for Parkway Properties, Inc.	(2,618)	(11,603)	9,274	19,692	25,682
Dividends on preferred stock	(6,325)	(4,800)	(4,800)	(4,800)	(4,800)
Dividends on convertible preferred stock	-	-	-	-	(1,773)
Net income (loss) attributable to common stockholders	$(8,943)	$(16,403)	$4,474	$14,892	$19,109

Net income (loss) per common share attributable to
Parkway Properties, Inc.
Basic:
Income (loss) from continuing operations attributable to
Parkway Properties, Inc.	$(0.82)	$(0.87)	$(1.17)	$0.78	$0.84
Discontinued operations	0.40	0.02	1.47	0.18	0.50
Net income (loss) attributable to Parkway Properties, Inc.	$(0.42)	$(0.85)	$0.30	$0.96	$1.34

Diluted:
Income (loss) from continuing operations attributable to
Parkway Properties, Inc.	$(0.82)	$(0.87)	$(1.17)	$0.77	$0.82
Discontinued operations	0.40	0.02	1.47	0.18	0.50
Net income (loss) attributable to Parkway Properties, Inc.	$(0.42)	$(0.85)	$0.30	$0.95	$1.32

Book value per common share (at end of year)	$17.50	$18.32	$22.83	$25.09	$27.42
Dividends per common share	$0.30	$1.30	$2.275	$2.60	$2.60
Weighted average shares outstanding:
Basic	21,421	19,304	15,023	15,482	14,306
Diluted	21,421	19,304	15,023	15,648	14,487
Balance Sheet Data:
Office and parking investments, net of depreciation	$1,389,767	$1,401,890	$1,455,239	$1,314,602	$1,303,213
Investment in unconsolidated joint ventures	2,892	2,512	11,057	11,236	11,179
Total assets	1,603,682	1,612,146	1,687,855	1,535,794	1,512,346
Notes payable to banks	110,839	100,000	185,940	212,349	152,312
Mortgage notes payable	773,535	852,700	869,581	714,501	696,012
Total liabilities	983,192	1,041,314	1,154,415	1,015,380	931,760
Preferred stock	102,787	57,976	57,976	57,976	57,976
Noncontrolling interest-real estate partnerships	133,988	116,687	127,192	80,506	90,280
Total stockholders’ equity attributable to Parkway
Properties, Inc.	486,502	454,145	406,248	439,908	490,306

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Parkway is a self-administered and self-managed REIT specializing in the acquisition, operations, leasing and ownership of office properties.  The Company is geographically focused on the Southeastern and Southwestern United States and Chicago.  At March 1, 2011, Parkway owned or had an interest in 65 office properties located in 11 states with an aggregate of approximately 13.7 million square feet of leasable space.  Included in the portfolio are 20 properties totaling 4.1 million square feet that are owned jointly with other investors, representing 30.3% of the portfolio.  With the office properties owned jointly with other investors, the Company receives fees for asset management, property management, leasing and construction management services and potentially receives incentive fees upon sale if certain investment targets are achieved. Increasing the number of co-investments, and consequently the related fee income, is part of the Company’s strategy to transform itself to an operator-owner versus an owner-operator. The strategy capitalizes on the Company’s strength in providing excellent service in the operation and acquisition of office properties for investment clients in addition to its direct ownership of real estate assets.  Fee-based real estate services are offered through the Company’s wholly-owned subsidiary, Parkway Realty Services LLC, which also currently manages and/or leases approximately 1.6 million square feet for third-party owners.  The Company generates revenue primarily by leasing office space to its customers and providing management and leasing services to third party office property owners (including joint venture interests).  The primary drivers behind Parkway’s revenues are occupancy, rental rates and customer retention.

Occupancy.  Parkway’s revenues are dependent on the occupancy of its office buildings.  At January 1, 2011, occupancy of Parkway’s office portfolio was 85.3% compared to 85.7% at October 1, 2010 and 87.0% at January 1, 2010.  Not included in the January 1, 2011 occupancy rate, are the acquisition of the 3344 Peachtree office property on January 21, 2011, as well as 34 signed leases totaling 183,000 square feet, which commence during the period from the first quarter of 2011 through the second quarter of 2012. Including these leases and the acquisition of 3344 Peachtree, the Company’s portfolio was 86.9% leased at January 21, 2011.  The Company currently anticipates customers occupying approximately 431,000 square feet to either vacate or contract upon expiration during the first quarter of 2011, but also expects its 2011 leasing volume to be in line with historical levels.  Parkway currently projects an average annual occupancy range of 83.5% to 85.0% during 2011 for its office properties.  To combat rising vacancy, Parkway utilizes innovative approaches to produce new leases.  These include the Broker Bill of Rights, a short-form service agreement and customer advocacy programs which are models in the industry and have historically helped the Company maintain occupancy above the national occupancy rate of approximately 82.6%.

Rental Rates.  An increase in vacancy rates has the effect of reducing market rental rates and vice versa.  Parkway’s leases typically have three to seven year terms.  As leases expire, the Company replaces the existing leases with new leases at the current market rental rate.  At January 1, 2011, Parkway had $1.58 per square foot in rental rate embedded loss in its office property leases.  Embedded loss is defined as the difference between the weighted average in-place cash rents and the weighted average market rental rate.

Customer Retention.  Keeping existing customers is important as high customer retention leads to increased occupancy, less downtime between leases, and reduced leasing costs.  Parkway estimates that it costs five to six times more to replace an existing customer with a new one than to retain the customer.  In making this estimate, Parkway takes into account the sum of revenue lost during downtime on the space plus leasing costs, which rise as market vacancies increase.  Therefore, Parkway focuses a great amount of energy on customer retention.  Parkway's operating philosophy is based on the premise that it is in the customer retention business.  Parkway seeks to retain its customers by continually focusing on operations at its office properties.  The Company believes in providing superior customer service; hiring, training, retaining and empowering each employee; and creating an environment of open communication both internally and externally with customers and stockholders.  Over the past ten years, Parkway maintained an average 69.4% customer retention rate.  Parkway’s customer retention rate was 68.3% for the quarter ended December 31, 2010, as compared to 75.0% for the quarter ended September 30, 2010, and 63.6% for the quarter ended December 31, 2009. Customer retention for the year ended December 31, 2010 and 2009 was 67.8% and 61.9%, respectively.

Strategic Planning.  Parkway is a focused office REIT with a hands-on, service-oriented approach, a disciplined capital allocation program and willingness to recycle assets.  Parkway continues to focus on the Company’s strategy of transforming itself to an operator-owner from an owner-operator, as well as maximizing total return to our stockholders.  To show our commitment to this goal, our newest strategic plan is centered on a goal of achieving a 12% compounded annual total return to our shareholders over a three-year period.  This plan is known as the FOCUS Plan (the “Plan”), which began July 1, 2010 and will extend three full years through June 30, 2013.  The goals of the Plan are as follows:

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

•
Capital Allocation Discipline.  The Company’s overall capital structure goal is to achieve a net debt to gross asset value ratio of 50% or less, as determined by using a capitalization rate of 8.5% on recurring cash income, and a net debt to EBITDA multiple of 6.5 times or less.  Beyond the balance sheet, capital allocation refers to the Company’s goal to exit non-strategic markets through the continuation of its Asset Recycling program.  Most of the properties identified for sale are smaller assets or assets located in smaller markets where Parkway does not have a significant presence.  By the end of the FOCUS Plan, the Company’s goal is to be invested in larger, higher-quality properties located in higher-rent growth markets through fund and fund-like investments.  The Company will continue to maintain discipline as it relates to managing the balance sheet and the acquisition and disposition of assets.

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

During 2010 and to date in 2011, the Company achieved the following major accomplishments:

•
Reduced Parkway’s share of total debt by $64.6 million.  Parkway’s net debt to EBITDA multiple was reduced from 6.3 times at December 31, 2009 to 5.9 times at December 31, 2010.  Parkway’s net debt to gross asset value was reduced from 52.8% at December 31, 2009 to 49.8% at December 31, 2010.

•
Completed $45.0 million Series D Preferred stock offering.  Parkway received approximately $45.0 million in net proceeds by issuing 1.97 million shares of its 8.0% Series D Cumulative Redeemable Preferred Stock in August 2010.

•
Parkway and Fund II invested $200.0 million in office properties.  Parkway sold Carmel Crossing, Falls Pointe, and Lakewood II to Fund II for $33.0 million during the fourth quarter of 2010, and acquired 3344 Peachtree for $167.3 million (Fund II’s investment in the property was $160 million) in January 2011.  The Company’s total assets under management including the purchase of 3344 Peachtree now totals $2.1 billion, with 33% of these assets in fund or fund-like joint ventures.

•
Signed over 2.9 million square feet of leases.  Parkway had a significant amount of leasing activity during 2010 with over 2.9 million square feet of leases signed and reduced its 2011 expirations from 17.9% as of the fourth quarter of 2008 to 11.7% as of the fourth quarter of 2010.

•
Closed on new $200.0 million unsecured revolving credit facilities.  Parkway closed on the new credit facilities in January 2011.  The new credit facilities have an initial term of three years and replace the prior unsecured revolving credit facility, term loan and working capital facility that were scheduled to mature on April 27, 2011.

•	Selected for national best place to work list for third consecutive year. Parkway ranked 20th on the medium list of Entrepreneur’s Great Place to Work® Rankings: 2010 Best Small & Medium Workplaces.

•
Parkway’s development property received LEED Gold certification.  The Pinnacle at Jackson Place in Jackson, Mississippi received LEED Gold certification for Core & Shell from the U.S. Green Building Council in December 2010.

Discretionary Funds.  On July 6, 2005, Parkway, through affiliated entities, entered into a limited partnership agreement forming Fund I for the purpose of acquiring high-quality multi-tenant office properties.  Ohio PERS is a 75% investor and Parkway is a 25% investor in the Fund, which is capitalized with approximately $200.0 million of equity capital and $300.0 million of non-recourse, fixed-rate first mortgage debt.  At February 15, 2008, Fund I was fully invested.

Fund I targeted properties with an anticipated leveraged internal rate of return of greater than 11%.  Parkway serves as the general partner of the fund and provides asset management, property management, leasing and construction management services to the fund, for which it is paid market-based fees.  After each partner has received a 10% annual cumulative preferred return and a return of invested capital, 60% will be distributed to Ohio PERS and 40% to Parkway.  The term of Fund I will be seven years from the date the fund was fully invested until February 2015, with provisions to extend the term for two additional one-year periods.

On May 14, 2008, Parkway, through affiliated entities, entered into a limited partnership agreement forming a $750.0 million discretionary fund, known as Fund II with TRST for the purpose of acquiring high-quality multi-tenant office properties.  TRST is a 70% investor and Parkway is a 30% investor in the fund, which will be capitalized with approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt.  Parkway’s share of the equity contribution for the fund will be $112.5 million and will be funded with operating cash flows, proceeds from asset sales, issuance of equity securities and/or advances on the credit facility as needed on a temporary basis.  Fund II targets acquisitions in the core markets of Houston, Austin, San Antonio, Chicago, Atlanta, Phoenix, Charlotte, Memphis, Nashville, Jacksonville, Orlando, Tampa/St. Petersburg, and Ft. Lauderdale, as well as other growth markets to be determined at Parkway’s discretion.

Fund II targets properties with an anticipated leveraged internal rate of return of greater than 10%.  Parkway serves as the general partner of the fund and provides asset management, property management, leasing and construction management services to the fund, for which it is paid market-based fees.  Cash will be distributed pro rata to each partner until a 9% annual cumulative preferred return is received and invested capital is returned.  Thereafter, 56% will be distributed to TRST and 44% to Parkway.  Parkway has four years, or through May 2012, to identify and acquire properties (the “Investment Period”), with funds contributed as needed to close acquisitions.  Parkway will exclusively represent the fund in making acquisitions within the target markets and acquisitions with certain predefined criteria.  Parkway will not be prohibited from making fee-simple or joint venture acquisitions in markets outside of the target markets, acquiring properties within the target markets that do not meet Fund II’s specific criteria or selling a full or partial interest in currently owned properties.  The term of Fund II will be seven years from the expiration of the Investment Period, with provisions to extend the term for two additional one-year periods at the discretion of Parkway.  At March 1, 2011, Fund II had remaining investment capacity of $552.1 million of which $81.8 million represents Parkway’s remaining equity contribution that would be due in connection with additional investments in office properties.

Financial Condition

Comments are for the balance sheet dated December 31, 2010 as compared to the balance sheet dated December 31, 2009.

Office and Parking Properties.   In 2010, Parkway continued the execution of its strategy of operating and acquiring office properties as well as liquidating non-strategic assets that no longer meet the Company's investment criteria or the Company has determined value will be maximized by selling.  The Company delayed new investments in office properties in 2009 until there was further clarity in values.  During 2010, the Company began to see investment opportunities come available as evidenced by Fund II making its first investment during the fourth quarter of 2010 and second investment in January 2011.  During the year ended December 31, 2010, total assets decreased $8.5 million or 0.5%.

Acquisitions and Improvements.  Parkway's investment in office and parking properties decreased $12.1 million net of depreciation to a carrying amount of $1.4 billion at December 31, 2010 and consisted of 61 office and parking properties.  The primary reason for the decrease in office and parking properties relates to the net effect of building improvements and the purchase of three office properties, offset by the sale of one office property, depreciation recorded during the year and a non-cash impairment loss recorded during the fourth quarter of 2010.

During the third quarter of 2010, the Company acquired its partner’s 25% interest in Parkway Moore, LLC and Moore Building Associates, LP for $2,500.  These entities were established for the purpose of owning the Toyota Center, a 175,000 square foot office building in Memphis, Tennessee.  Therefore, at September 30, 2010, the Company owned 100% of the entities and the Toyota Center.

During the year ending December 31, 2010, Fund II purchased three office properties as follows (in thousands):

		Parkway	Square	Date	Purchase
Office Property	Location	Ownership	Feet	Purchased	Price

Fund II Purchases:
Falls Pointe (1)	Atlanta, Georgia	30%	107	10/29/10	$5,000
Lakewood II (1)	Atlanta, Georgia	30%	128	10/29/10	3,000
Carmel Crossing (1)	Charlotte, North Carolina	30%	326	12/14/10	25,000
			561		$33,000

(1)
During the third quarter of 2010, the Company purchased the first mortgage loan associated with RubiconPark I, LLC (“Rubicon JV”), which owned Falls Pointe, Lakewood II, and Carmel Crossing, for a net purchase price of $33.0 million.  During the fourth quarter of 2010, the Company, as holder of the mortgage, foreclosed on the three properties that served as collateral for the associated loan.  Also, during the fourth quarter of 2010, the Company sold the three assets to Fund II.  Parkway recorded approximately $740,000 in management company expense on the consolidated statement of operations related to acquisition costs on these investments.  As a result of the sale to Fund II, Parkway’s ownership interest in these assets increased from 20% to 30%.

On January 21, 2011, the Company and Fund II acquired the office and retail portion of 3344 Peachtree located in the Buckhead submarket of Atlanta for $167.3 million.  3344 Peachtree contains approximately 484,000 square feet of office and retail space and includes an adjacent eleven-story parking structure.  Fund II’s investment in the property totaled $160.0 million, with Parkway funding the remaining $7.3 million.  Due to Parkway’s additional investment, the Company’s effective ownership in the property is 33.0%. An additional $2.6 million is expected to be spent for closing costs, building improvements, leasing costs and tenant improvements during the first two years of ownership.  Simultaneous with closing, Fund II assumed the $89.6 million existing non-recourse first mortgage loan, which matures on October 1, 2017, and carries a fixed interest rate of 4.8%.  In accordance with Generally Accepted Accounting Principles (“GAAP”), the mortgage loan was recorded at $87.2 million to reflect the value of the instrument based on a market interest rate of 5.25% on the date of purchase. Parkway's equity contribution in the investment is $25.5 million and was initially funded through availability under the Company's credit facility.

On February 4, 2011, the Company purchased its partner’s 50% interest in the Wink-Parkway Partnership (“Wink JV”) for $250,000.  The Wink JV was established for the purpose of owning the Wink Building, a 32,000 square foot office property in New Orleans, Louisiana.  Upon completing the purchase of its partner’s interest, Parkway now owns 100% of the Wink Building.

During the year ending December 31, 2010, the Company capitalized building improvements of $36.3 million and recorded depreciation expense of $67.4 million related to its office and parking properties.

Dispositions

During the year ended December 31, 2010, Parkway sold one office property as follows (in thousands):

		Square	Date	Gross
Office Property	Location	Feet	Sold	Sales Price	Gain

One Park Ten (1)	Houston, Texas	163	04/15/10	$15,700	$8,518

(1)	In accordance with GAAP, the gain on sale of real estate and all current and prior period income from this property has been classified as discontinued operations.

During the fourth quarter of 2010, the Company recorded non-cash impairment losses of $4.1 million related to non-strategic office properties targeted for sale in Columbia, South Carolina, and Richmond, Virginia.  The Company began actively marketing these assets around year end.  As part of the marketing process, the Company estimated that the fair value of these assets was less than their carrying value at December 31, 2010.  Therefore, in accordance with GAAP, an impairment loss for the assets was recorded during the fourth quarter of 2010.

Mortgage Loans.  Parkway’s investment in mortgage loans increased $2.2 million or 27.2% for the year ended December 31, 2010, and is primarily due to the $1.5 million note receivable placed in connection with the sale of One Park Ten discussed above.

Rents Receivable and Other Assets. For the year ended December 31, 2010, rents receivable and other assets increased $13.2 million or 11.3%. The net increase is primarily due to the increase in escrow bank account balances, which was caused by the contribution of funds in connection with office property capital expenditures,  a non-refundable earnest money deposit related to the purchase of 3344 Peachtree, which Fund II purchased during the first quarter of 2011 and payment of capitalized lease commissions, offset by amortization of existing capitalized lease commissions.

Intangible Assets, Net.  For the year ended December 31, 2010, intangible assets net of related amortization decreased $11.1 million or 18.0% and was primarily due to annual amortization of existing intangible assets.

Accounts Payable and Other Liabilities.  For the year ended December 31, 2010, accounts payable and other liabilities increased $10.2 million or 11.5% primarily due to the timing of payment of expenses as well as the recognition of a liability for deferred revenue in the amount of $5.2 million in connection with lease termination fees received for two customers’ leases with termination dates of March 2012 and August 2016.

Notes Payable to Banks.  Notes payable to banks increased $10.8 million or 10.8% for the year ended December 31, 2010.  At December 31, 2010, notes payable to banks totaled $110.8 million and the increase is primarily attributable to advances on the credit facility to repay mortgage debt maturities during the year, make investments in and improvements to office properties, offset by proceeds received from the Company’s Series D Preferred Stock offering, the sale of one office property and mortgages obtained during the year.

On January 31, 2011, the Company closed a new $190.0 million unsecured revolving credit facility and a new $10.0 million unsecured working capital revolving credit facility. The new credit facilities have an initial term of three years and replaced the existing unsecured revolving credit facility, term loan and working capital facility that were scheduled to mature on April 27, 2011. The Company also has a $100.0 million interest rate swap associated with the credit facilities that expires March 31, 2011, locking LIBOR at 3.635%. The Company does not anticipate an extinguishment of this interest rate swap prior to its stated expiration as the hedged item relates to interest rate payments on $100.0 million of LIBOR-based debt and the forecasted transaction remains probable at December 31, 2010.  Wells Fargo Securities and JP Morgan Securities LLC acted as Joint Lead Arrangers and Joint Book Runners on the unsecured revolving credit facility. In addition, Wells Fargo Bank, N.A. acted as Administration Agent and JPMorgan Chase Bank, N.A. acted as Syndication Agent. Other participating lenders include PNC Bank, N.A., Bank of America, N.A., US Bank, N.A., Trustmark National Bank, and BancorpSouth Bank. The working capital revolving credit facility was provided solely by PNC Bank, N.A.

Mortgage Notes Payable. During the year ended December 31, 2010, mortgage notes payable decreased $79.2 million or 9.3% as a result of the following (in thousands):
Increase
(Decrease)

Placement of mortgage debt on wholly-owned properties	$70,000
Principal paid on early extinguishment of debt	(126,277)
Transfer of mortgage to purchaser of One Park Ten	(8,666)
Scheduled principal payments	(14,222)
$(79,165)

On February 8, 2010, the Company obtained a $35.0 million non-recourse, first mortgage loan related to the refinance of a $60.0 million recourse mortgage that was scheduled to mature in May 2010.  The mortgage loan bears interest at a fixed rate of 7.25% and is secured by the Company’s Capital City Plaza building in Atlanta, Georgia.  The mortgage loan matures in March 2017 and includes the option to be prepaid at the end of five years at a cost of 1% of the outstanding loan balance.  The Company used available proceeds under its credit facility to pay the $25.0 million difference on the maturing mortgage loan.

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

On April 30, 2010, the Company repaid a $17.2 million mortgage loan secured by two office properties in Houston, Texas and one office property in Atlanta, Georgia, utilizing available proceeds under its credit facility.  The mortgage had an interest rate of 5.3% and was scheduled to mature on May 1, 2010.

On May 28, 2010, the Company obtained a $23.0 million non-recourse, first mortgage loan secured by Citrus Center, a 261,000 square foot office property in Orlando, Florida.  The mortgage loan had a fixed interest rate of 6.3% and a term of ten years.  The proceeds were used to reduce amounts outstanding under the Company’s credit facility.

Upon maturity, on June 1, 2010, the Company paid off its share and its partner’s share of a $10.6 million mortgage note payable secured by the Toyota Center, a 175,000 square foot office property in Memphis, Tennessee, utilizing available proceeds under the Company’s credit facility. The mortgage had an interest rate of 7.9%.  The Toyota Center office property was previously owned by a consolidated joint venture, Moore Building Associates, LP, in which the Company served as the general partner.  However, during the third quarter of 2010, Parkway purchased the partner’s interest, thereby placing Parkway’s ownership of the property at 100%.

On July 8, 2010, the Company obtained a $12.0 million non-recourse first mortgage loan secured by the Stein-Mart building, a 196,000 square foot office property in Jacksonville, Florida.  The mortgage loan had a fixed interest rate of 6.5% and a term of ten years.  The proceeds were used to reduce amounts outstanding under the Company’s credit facility.

On October 8, 2010, the Company repaid a $7.6 million mortgage loan secured by One Jackson Place, a 220,000 square foot office property in Jackson, Mississippi.  The mortgage loan had a fixed interest rate of 7.9%.  The Company repaid the mortgage loan using available proceeds under the Company’s credit facility.

On December 15, 2010, the Company repaid a $31.0 million mortgage loan secured by Squaw Peak Corporate Center, a 290,000 square foot office complex in Phoenix, Arizona. The mortgage loan had a fixed interest rate of 4.9%. The Company repaid the mortgage loan using available proceeds under the Company’s credit facility.

On January 21, 2011, in connection with its purchase of 3344 Peachtree in Atlanta, Georgia, Fund II assumed the $89.6 million existing non-recourse first mortgage loan, which matures on October 1, 2017, and carries a fixed interest rate of 4.8%.  In accordance with GAAP, the mortgage loan was recorded at $87.2 million to reflect the value of the instrument based on a market interest rate of 5.25% on the date of purchase.

On February 18, 2011, Fund II obtained a $10.0 million mortgage loan secured by Carmel Crossing, a 326,000 square foot office complex in Charlotte, North Carolina.  The mortgage loan has a fixed rate of 5.5% and a term of nine years.  Parkway received $2.4 million in net proceeds from the loan, which represents its 30% equity investment in the property.  The proceeds were used to reduce amounts outstanding under the Company’s credit facility.

The Company expects to continue seeking primarily fixed rate, non-recourse mortgage financing with maturities from five to ten years typically amortizing over 25 to 30 years on select office building investments as additional capital is needed.  The Company monitors a number of leverage and other financial metrics defined in the loan agreements for the Company’s unsecured credit facility and working capital unsecured credit facility, which includes the Company’s total debt to total asset value.  In addition, the Company monitors interest, fixed charge and modified fixed charge coverage ratios as well as the net debt to gross asset value ratio and the net debt to EBITDA multiple. The interest coverage ratio is computed by comparing the cash interest accrued to EBITDA.  The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA.  The modified fixed charge coverage ratio is computed by comparing cash interest accrued and preferred dividends paid to EBITDA.  The net debt to EBITDA multiple is computed by comparing Parkway’s share of net debt to EBITDA computed for a trailing 12-month period.  Management believes all of the leverage and other financial metrics it monitors, including those discussed above, provide useful information on total debt levels as well as the Company’s ability to cover interest, principal and/or preferred dividend payments.  The Company targets a net debt to gross asset value ratio of 50% or less and a net debt to EBITDA multiple of 6.5 times or less.

The reconciliation of net loss for Parkway Properties, Inc. to EBITDA and the computation of the Company’s proportionate share of the interest, fixed charge, modified fixed charge coverage ratios, as well as the net debt to EBITDA multiple is as follows for the year ended December 31, 2010 and 2009 (in thousands):

	Year Ended
	December 31
	2010	2009
Net loss for Parkway Properties, Inc.	$(2,618)	$(11,603)
Adjustments to loss for Parkway Properties, Inc.:
Interest expense	53,062	53,374
Amortization of financing costs	1,713	2,319
Prepayment expenses - early extinguishment of debt	189	-
Depreciation and amortization	92,311	92,726
Amortization of share-based compensation	1,319	2,581
Net (gain) loss on real estate investments and involuntary conversion	(4,438)	7,524
Tax expense	2	2
EBITDA adjustments - unconsolidated joint ventures	488	1,358
EBITDA adjustments - noncontrolling interest in real estate partnerships	(29,939)	(32,698)

EBITDA (1)	$112,089	$115,583

Interest coverage ratio:
EBITDA	$112,089	$115,583
Interest expense:
Interest expense	$53,062	$53,374
Interest expense - unconsolidated joint ventures	145	501
Interest expense - noncontrolling interest in real estate partnerships	(12,000)	(12,283)
Total interest expense	$41,207	$41,592
Interest coverage ratio	2.72	2.78

Fixed charge coverage ratio:
EBITDA	$112,089	$115,583
Fixed charges:
Interest expense	$41,207	$41,592
Preferred dividends	6,325	4,800
Principal payments (excluding early extinguishment of debt)	14,222	13,615
Principal payments - unconsolidated joint ventures	33	142
Principal payments - noncontrolling interest in real estate partnerships	(1,056)	(981)
Total fixed charges	$60,731	$59,168
Fixed charge coverage ratio	1.85	1.95

Modified fixed charge coverage ratio:
EBITDA	$112,089	$115,583
Modified fixed charges:
Interest expense	$41,207	$41,592
Preferred dividends	6,325	4,800
Total fixed charges	$47,532	$46,392
Modified fixed charge coverage ratio	2.36	2.49

Net Debt to EBITDA multiple:
EBITDA – trailing 12 months	$112,089	$115,583
Parkway’s share of total debt:
Mortgage notes payable	$773,535	$852,700
Notes payable to banks	110,839	100,000
Adjustments for unconsolidated joint ventures	2,474	2,507
Adjustments for noncontrolling interest in real estate partnerships	(211,836)	(215,604)
Parkway’s share of total debt	675,012	739,603
Less: Parkway’s share of cash	(9,652)	(10,231)
Parkway’s share of net debt	$665,360	$729,372
Net Debt to EBITDA multiple	5.9	6.3

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

Parkway views EBITDA primarily as a liquidity measure and, as such, the GAAP financial measure most directly comparable to it is cash flows provided by operating activities.  Because EBITDA is not a measure of financial performance calculated in accordance with GAAP, it should not be considered in isolation or as a substitute for operating income, net income, or cash flows provided by operating, investing and financing activities prepared in accordance with GAAP.  The following table reconciles cash flows provided by operating activities to EBITDA for the year ended December 31, 2010 and 2009 (in thousands):

	Year Ended
	December 31
	2010	2009

Cash flows provided by operating activities	$68,059	$69,934

Amortization of (above) below market leases	566	(51)
Amortization of mortgage loan discount	710	607
Operating distributions from unconsolidated joint ventures	-	(392)
Interest expense	53,062	53,374
Loss on early extinguishment of debt	189	-
Tax expense	2	2
Change in deferred leasing costs	13,425	16,348
Change in receivables and other assets	4,194	(3,678)
Change in accounts payable and other liabilities	(9,782)	(228)
Adjustments for noncontrolling interests	(19,150)	(22,136)
Adjustments for unconsolidated joint ventures	814	1,803
EBITDA	$112,089	$115,583

Equity.  Total equity increased $49.7 million or 8.7% during the year ended December 31, 2010 as a result of the following (in thousands):

Increase
(Decrease)
Net loss attributable to Parkway Properties, Inc.	$(2,618)
Net loss attributable to noncontrolling interest	(10,789)
Net loss	(13,407)
Change in market value of interest rate swaps	1,889
Comprehensive loss	(11,518)
Common stock dividends declared	(6,494)
Preferred stock dividends declared	(6,325)
Share-based compensation	1,319
Issuance of preferred stock	44,811
Shares issued in lieu of Director’s Fees	285
Issuance costs for shelf registration	(14)
Shares purchased to satisfy tax withholding obligation on vesting of restricted stock and deferred incentive share units	(821)
Net shares distributed from deferred compensation plan	503
Contribution of capital by noncontrolling interest	27,912
$49,658

On August 9, 2010, the Company issued 1.97 million additional shares of its 8.0% Series D Cumulative Redeemable Preferred Stock at a price of $23.757 per share equating to a yield of 8.500% (excluding accrued dividends).  The Series D Preferred Stock has a $25 liquidation value per share and was redeemable at the option of the Company as of June 27, 2008.  Wells Fargo Securities, LLC and Banc of America Securities LLC acted as joint book-running managers on the transaction.  The Company used the net proceeds of approximately $45.0 million to reduce amounts outstanding under the Company’s credit facility and for general corporate purposes.

Results of Operations

Comments are for the year ended December 31, 2010 compared to the year ended December 31, 2009.

Net loss attributable to common stockholders for the years ended December 31, 2010 and 2009 was $8.9 million ($0.42 per basic common share) and $16.4 million ($0.85 per basic common share), respectively.  The primary reasons for the decrease in net loss attributable to common stockholders for the year ended December 31, 2010 as compared to the same period for 2009 is primarily due to the gain on sale of real estate from discontinued operations of $8.5 million, which is attributable to one asset sold in 2010.  Gains on the sale of real estate and involuntary conversion of $8.6 million, offset by impairment losses totaling $4.1 million, were included in net loss attributable to common stockholders for the year ended December 31, 2010.  Net gains on the sale of real estate and involuntary conversion of $1.3 million, offset by impairment losses totaling $8.8 million, were included in net loss attributable  to common stockholders for the year ended December 31, 2009.  The change in gain (loss) on real estate investments, and involuntary conversion as well as the discussion of other variances for income and expense items that comprise net loss attributable to common stockholders is discussed in detail below.

Office and Parking Properties. The analysis below includes changes attributable to same-store properties and dispositions of office properties. Same-store properties are consolidated properties that the Company owned for the current and prior year reporting periods, excluding properties classified as discontinued operations. At December 31, 2010, same-store properties consisted of 61 properties comprising 12.8 million square feet.

The following table represents revenue from office and parking properties for the years ended December 31, 2010 and 2009 (in thousands):

	Year Ended December 31
			Increase	%
	2010	2009	(Decrease)	Change
Revenue from office and parking properties:
Same-store properties	$254,609	$261,886	$(7,277)	-2.8%
Properties disposed	2	1,065	(1,063)	-99.8%
Total revenue from office and
parking properties	$254,611	$262,951	$(8,340)	-3.2%

Revenue from office and parking properties for same-store properties decreased $7.3 million or 2.8% for the year ended December 31, 2010, compared to the same period for 2009. The primary reason for the decrease is due to a decrease in expense reimbursement income as a result of lower property operating expenses and a decrease in average same-store occupancy offset by an increase in lease termination fee income for year ended December 31, 2010 compared to the same period in 2009.  Average same-store occupancy decreased 320 basis points for the year ended December 31, 2010, compared to the same period of 2009.

The following table represents property operating expenses for the years ended December 31, 2010 and 2009 (in thousands):

	Year Ended December 31
			Increase	%
	2010	2009	(Decrease)	Change
Expense from office and parking properties:
Same-store properties	$117,981	$125,779	$(7,798)	-6.2%
Properties disposed	(46)	564	(610)	-108.2%
Total expense from office and
parking properties	$117,935	$126,343	$(8,408)	-6.7%

Property operating expenses for same-store properties decreased $7.8 million or 6.2% for the year ended December 31, 2010, compared to the same period of 2009. The primary reason for the decrease is due to decreased ad valorem taxes and bad debt expense.

       Share-Based and Long-Term Compensation Expense. Compensation expense related to restricted shares and deferred incentive share units of $1.3 million and $2.6 million was recognized for the years ended December 31, 2010 and 2009, respectively.  Total compensation expense related to nonvested awards not yet recognized was $2.9 million at December 31, 2010. The weighted average period over which the expense is expected to be recognized is approximately 2.6 years.

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

On July 12, 2010, the Board of Directors approved 345,120 FOCUS Plan long-term equity incentive awards to officers of the Company.  The long-term equity incentive awards are valued at $2.5 million which equates to an average price per share of $7.30 and consists of 25,380 time-based awards, 179,314 market condition awards subject to an absolute total return goal, and 140,426 market condition awards subject to a relative total return goal.  These shares are accounted for as equity-classified awards on the Company’s 2010 consolidated balance sheet.

The time-based awards granted as part of the FOCUS Plan will vest ratably over four years from the date the shares were granted.  The market condition awards granted as part of the FOCUS Plan are contingent on the Company meeting goals for compounded annual total return to stockholders (“TRS”) over the three year period beginning July 1, 2010.  The market condition goals are based upon (i) the Company’s absolute compounded annual TRS; and (ii) the Company’s absolute compounded annual TRS relative to the compounded annual return of the MSCI US REIT (“RMS”) Index calculated on a gross basis, as follows:

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

The total compensation expense for the long-term equity incentive awards granted under the FOCUS Plan is based upon the fair value of the shares on the grant date, adjusted for estimated forfeitures.  The grant date fair value for awards that are subject to a market condition are determined using a simulation pricing model developed to specifically accommodate the unique features of the awards.

The FOCUS Plan also includes a long-term cash incentive that was designed to reward significant outperformance over the three year period beginning July 1, 2010.  The performance goals for actual payment under the long-term cash incentive will require the Company to (i) achieve an absolute compounded annual TRS that exceeds 14% AND (ii) achieve an absolute compounded annual TRS that exceeds the compounded annual return of the RMS by at least 500 basis points.  Notwithstanding the above goals, in the event the Company achieves an absolute compounded annual TRS that exceeds 19%, then the Company must achieve an absolute compounded annual TRS that exceeds the compounded annual return of the RMS by at least 600 basis points.  The aggregate amount of the cash incentive earned would increase with corresponding increases in the absolute compounded annual TRS achieved by the Company.  There will be a cap on the aggregate cash incentive earned in the amount of $7.1 million.  Achievement of the maximum cash incentive would equate to an absolute compounded annual TRS that approximates 23%, provided that the absolute compounded annual TRS exceeds the compounded annual return of the RMS by at least 600 basis points.  The total compensation expense for the long-term cash incentive awards granted under the FOCUS Plan is based upon the estimated fair value of the award on the grant date and adjusted as necessary each reporting period.  The long-term cash incentive awards are accounted for as a liability-classified award on the Company’s 2010 consolidated balance sheet.  The grant date and quarterly fair value estimates for awards that are subject to a market condition are determined using a simulation pricing model developed to specifically accommodate the unique features of the awards.

On August 23, 2010, 5,500 restricted shares vested and were issued to officers of the Company.  These shares were granted in September 2003 and vested seven years from the grant date.

On January 9, 2011, 25,935 restricted shares vested and were issued to officers of the Company due to the achievement of performance goals established in 2009 by the Board of Directors.

On January 12, 2011, 27,125 restricted shares vested and were issued to officers of the Company.  These shares were granted in January 2007 and vested four years from the grant date.

On January 14, 2011, the Board of Directors approved 55,623 FOCUS Plan long-term equity incentive awards to officers of the Company.  The long-term equity incentive awards are valued at $736,000 which equates to an average price per share of $13.23 and consist of 25,620 time-based awards, 16,883 market condition awards subject to an absolute total return goal, and 13,120 market condition awards subject to a relative total return goal.  These shares will be accounted for as equity-classified awards on the Company’s consolidated balance sheet.

General and Administrative Expense. General and administrative expense increased $1.3 million for the year ended December 31, 2010, compared to the same period of 2009.  The increase is primarily due to expenses in connection with the Company’s former Chief Financial Officer, J. Mitchell Collins’ personal injury lawsuit and shareholder demand letter.  For the year ended December 31, 2010, the Company expensed $1.3 million with respect to the pending litigation and the demand letter.  During the fourth quarter of 2010, the Company removed its reserve for potential future exposure with the respect to the pending litigation and demand letter.  Management has evaluated the risks involved with the pending litigation and demand letter and determined that no reserve was necessary at December 31, 2010.

On April 23, 2010, the Company received notice of a complaint to the Occupational Safety and Health Administration (“OSHA”) initiated by Mr. Collins, whose employment with the Company terminated on February 5, 2010.  The complaint alleged discriminatory employment practices in violation of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of Sarbanes-Oxley Act of 2002.  The complaint alleged that Mr. Collins was terminated from his position as Chief Financial Officer of the Company as a result of his purportedly engaging in “protected activity” as defined under Section 806 of the Sarbanes-Oxley Act, and sought reinstatement of Mr. Collins’ position and unspecified damages from the Company.  Specifically, Mr. Collins alleged that his termination was a result of bringing what he believed to be certain concerns regarding the Company’s financial projections to the attention of senior management.   Mr. Collins also alleged that the Company engaged in conduct that violates U.S. federal law, including U.S. federal securities laws by inaccurately describing to the public the events surrounding his February 5, 2010 separation.  Effective July 16, 2010, the Company received a formal notice from the Area Director of OSHA, that Mr. Collins withdrew the Sarbanes-Oxley complaint he filed with OSHA.

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

In addition to the personal injury lawsuit, Mr. Collins also issued a shareholder demand letter to the Company threatening to commence a derivative lawsuit on behalf of the Company against the Company, its directors and officers based on substantially the same allegations as set forth in the personal injury suit. On July 27, 2010, the Company’s Board of Directors appointed the Audit Committee (the “Committee”) of the board to review and evaluate the claims made in Mr. Collins’ demand letter.  The Committee engaged independent legal counsel to assist with the review and evaluation of these claims. After thoroughly investigating the allegations in good faith and fully informing itself of all material facts relevant thereto, the Committee believes that the Company did not operate in a fraudulent or misleading manner regarding either the termination of Mr. Collins or the disclosure of the Company's 2010 earnings guidance. Further, the Committee determined that it would not serve the interests of Parkway or its shareholders for the Company to take any of the further actions requested in the demand letter.

Gain on Sale of Real Estate Investment and Involuntary Conversions.  For the year ended December 31, 2010, the Company recorded a gain on involuntary conversion of $40,000 related to assets damaged by Hurricane Ike and a gain on the sale of real estate of $8.5 million related to the sale of one office property.  This gain has been classified as a gain on the sale of real estate from discontinued operations.  For the year ended December 31, 2009, the Company recorded a net gain on the sale of real estate of $470,000 related to the sale of two office properties and a gain on involuntary conversion of $823,000 related to assets damaged by Hurricane Ike.

Impairment Loss on Real Estate and Investments in Unconsolidated Joint Ventures.  During the fourth quarter of 2010, the Company recorded non-cash impairment losses of $4.1 million related to non-strategic office properties targeted for sale in Columbia, South Carolina, and Richmond, Virginia.  The Company began actively marketing these assets around year end.  As part of the marketing process, the Company estimated that the fair value of these assets was less than their carrying value at December 31, 2010.  During the fourth quarter of 2009, the Company recognized a non-cash other-than-temporary impairment loss of $8.8 million in connection with the valuation of the Company’s investments in RubiconPark I, LLC and RubiconPark II, LLC.  The impairment was principally due to two customers totaling over 120,000 square feet in the office properties that were unable to meet their rent obligations due to financial difficulty.  Additionally, in January 2010, the Company’s joint venture partner, Rubicon U.S. REIT, filed for Chapter 11 bankruptcy protection, rendering our partner unable to support their continuing share of the joint venture obligations.

Interest Expense. Interest expense, including amortization of deferred financing costs, decreased $397,000 or 0.7% for the year ended December 31, 2010, compared to the same period of 2009 and is comprised of the following (in thousands):

	Year Ended December 31
			Increase	%
	2010	2009	(Decrease)	Change
Interest expense:
Mortgage interest expense	$47,685	$47,200	$485	1.0%
Bank line interest expense	5,200	5,543	(343)	-6.2%
Debt prepayment expense	53	-	53	0.0%
Mortgage loan cost amortization	894	1,274	(380)	-29.8%
Bank loan cost amortization	815	1,027	(212)	-20.6%

Total interest expense	$54,647	$55,044	$(397)	-0.7%

Mortgage interest expense increased $485,000 or 1.0% for the year ended December 31, 2010 compared to the same period for 2009, and is primarily due to the increase in average interest rates on mortgage notes payable from 5.6% at December 31, 2009, to 5.9% at December 31, 2010.

Bank line interest expense decreased $343,000  or 6.2% for the year ended December 31, 2010 compared to the same period for 2009.  The decrease in bank line interest expense is primarily due to a decrease in average borrowings of $13.8 million for the year ended December 31, 2010 compared to the same period for 2009.  The decrease in average borrowing is due to proceeds received from the Company’s August 2010 $45.0 million preferred stock offering, offset by advances on the credit facility to retire existing mortgage debt and to make improvements and investments in office properties.

        Discontinued Operations. Discontinued operations is comprised of the following for year ended December 31, 2010 and 2009 (in thousands):

	Year Ended December 31
			Increase	%
	2010	2009	(Decrease)	Change
Discontinued operations:
Income from discontinued operations	$194	$404	$(210)	-52.0%
Gain on sale of real estate
from discontinued operations	8,518	-	8,518	100.0%

Total discontinued operations	$8,712	$404	$8,308	2056.4%

All current and prior period income from the following office property disposition is included in discontinued operations for the years ended December 31, 2010 and 2009 (in thousands).

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

 Net loss attributable to common stockholders for the year ended December 31, 2009, was $16.4 million ($0.85 per basic common share) as compared to net income attributable to common stockholders of $4.5 million ($0.30 per basic common share) for the year ended December 31, 2008.  The primary reason for the decrease in net income attributable to common stockholders for the year ended December 31, 2009 compared to the year ended December 31, 2008 is due to the decrease in gain on sale of real estate from discontinued operations in the amount of $22.6 million, which is attributable to three assets sold in 2008.  Net gains on the sale of real estate and involuntary conversion of $1.3 million, offset by impairment losses totaling $8.8 million, were included in net loss attributable to common stockholders for the year ended December 31, 2009.  Net gains on the sale of real estate of $22.6 million, offset by impairment losses totaling $2.5 million, were included in net income attributable to common stockholders for the year ended December 31, 2008.  The change in gain (loss) on sale of real estate investments, involuntary conversion and other assets as well as the discussion of other variances for income and expense items that comprise net loss attributable to common stockholders is discussed in detail below.

Office and Parking Properties.  The analysis below includes changes attributable to same-store properties, acquisitions and dispositions of office properties.  Same-store properties are those that the Company owned during both the current and prior year reporting periods, excluding properties classified as discontinued operations.  At December 31, 2009, same-store properties consisted of 56 properties comprising 12.1 million square feet.  One property with 189,000 square feet was developed in 2008 and does not meet the definition of a same-store property for the year ended December 31, 2009.

The following table represents revenue from office and parking properties for the years ended December 31, 2009 and 2008 (in thousands):

	Year Ended December 31
			Increase	%
	2009	2008	(Decrease)	Change
Revenue from office and parking properties:
Same-store properties	$251,381	$253,469	$(2,088)	-0.8%
Properties acquired in 2008	7,315	3,763	3,552	94.4%
Office property development	3,673	166	3,507	2112.7%
Properties disposed	582	2,831	(2,249)	-79.4%
Total revenue from office and
parking properties	$262,951	$260,229	$2,722	1.0%

Revenue from office and parking properties for same-store properties decreased $2.1 million or 0.8% for the year ended December 31, 2009 compared to the same period for 2008.  The primary reason for the decrease is due to a decrease in lease termination fee income of $2.7 million, offset by a 2.6% increase in same-store average rental rates for same-store properties for the year ended December 31, 2009 compared to December 31, 2008.

The following table represents property operating expenses for the years ended December 31, 2009 and 2008 (in thousands):

	Year Ended December 31
			Increase	%
	2009	2008	(Decrease)	Change
Property operating expenses:
Same-store properties	$120,691	$120,911	$(220)	-0.2%
Properties acquired in 2008	3,686	1,768	1,918	108.5%
Office property development	1,667	183	1,484	810.9%
Properties disposed	299	1,547	(1,248)	-80.7%
Total property
operating expenses	$126,343	$124,409	$1,934	1.6%

Property operating expenses for same-store properties decreased $220,000 or 0.2% for the year ended December 31, 2009 compared to the same period for 2008.  The primary reason for the decrease is decreased personnel expenses and utilities offset by increased bad debt expense and ad valorem taxes.

Depreciation and amortization expense attributable to office and parking properties increased $902,000 or 1.0% for the year ended December 31, 2009 compared to the same period for 2008 and is due to the additional depreciation associated with the development of an office property in 2008, the acquisition of office properties in 2008, and improvements to properties.

Hurricane Ike Impact. The Company had 13 wholly-owned properties and one jointly-owned property totaling 2.3 million square feet in Houston, Texas, which sustained some property damage from Hurricane Ike on September 13, 2008.  Damages for the 14 properties were approximately $6.3 million.  The Company’s insurance deductible related to these claims was approximately $2.2 million.  Approximately $365,000 represents repair and cleanup costs with the remainder representing capitalized costs.  In 2009, the Company recorded a net gain of approximately $823,000 related to an involuntary conversion of the damaged assets.

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

During the year ended December 31, 2009, the Board of Directors approved a grant of 120,500 restricted shares to officers of the Company.  Excluding forfeitures, there were 119,750 restricted shares outstanding that are valued at $1.9 million at December 31, 2009.  The shares vest at a rate of 29,938 shares per year over the four years following the grant date and were subject to certain performance-based goals that were established and achieved for 2009.  Due to the achievement of the 2009 performance goals, 29,941 restricted shares vested and were issued to officers of the Company on February 10, 2010.

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

Impairment Loss on Real Estate and Investments in Unconsolidated Joint Ventures.  During the fourth quarter of 2009, the Company recognized a non-cash other-than-temporary impairment loss of $8.8 million in connection with the valuation of the Company’s investments in RubiconPark I, LLC and RubiconPark II, LLC.  The impairment is principally due to two customers totaling over 120,000 square feet in the office properties that were unable to meet their rent obligations due to financial difficulty.  Additionally, in January 2010, the Company’s joint venture partner, Rubicon U.S. REIT, filed for Chapter 11 bankruptcy protection, rendering our partner unable to support their continuing share of the joint venture obligations.  During the year ended December 31, 2008, the Company recognized an impairment loss of $2.5 million on two office properties and 12 acres of land in New Orleans, Louisiana.

Interest Expense.  Interest expense, including amortization, decreased $3.7 million or 6.3% for the year ended December 31, 2009 compared to the same period for 2008 and is comprised of the following (in thousands):

	Year Ended December 31
			Increase	%
	2009	2008	(Decrease)	Change
Interest expense:
Mortgage interest expense	$47,200	$46,763	$437	0.9%
Bank line interest expense	5,543	10,196	(4,653)	-45.6%
Debt prepayment expense	-	13	(13)	-100.0%
Mortgage loan cost amortization	1,274	1,098	176	16.0%
Bank loan cost amortization	1,027	696	331	47.6%

Total interest expense	$55,044	$58,766	$(3,722)	-6.3%

Mortgage interest expense increased $437,000 or 0.9% for the year ended December 31, 2009 compared to the same period for 2008 and is due to the net effect of new loans placed in 2008 and 2009, the refinancing of one loan in 2008, and the early extinguishment of three mortgages in 2008 and one mortgage in 2009.  Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Mortgage Notes Payable,” includes a discussion of mortgages placed and extinguished in 2009.  The average interest rate on mortgage notes payable at December 31, 2009 and 2008 was 5.6% and 5.5%, respectively.

Bank line interest expense decreased $4.7 million or 45.6% for the year ended December 31, 2009 compared to the same period for 2008.  The change is primarily due to a decrease in average borrowings of $87.0 million for the year ended December 31, 2009 compared to the year ended December 31, 2008, and a decrease in average interest rate from 4.8% for the year ended December 31, 2008 to 4.3% for the year ended December 31, 2009.  The decrease in average borrowings is primarily attributable to proceeds received from the Company’s April 2009 $84.5 million common stock offering.

Discontinued Operations.  Discontinued operations is comprised of the following for the years ended December 31, 2009 and 2008 (in thousands):

	Year Ended December 31
			Increase	%
	2009	2008	(Decrease)	Change
Discontinued operations:
Income (loss) from discontinued operations	$404	$(461)	$865	187.6%
Gain on sale of real estate
from discontinued operations	-	22,588	(22,588)	-100.0%

Total discontinued operations	$404	$22,127	$(21,723)	-98.2%

The gains and all current and prior period income from the following office property dispositions are included in discontinued operations for the years ended December 31, 2009 and 2008 (in thousands):

		Square	Date of	Net Sales	Net Book Value	Gain
Office Property	Location	Feet	Sale	Price	of Real Estate	on Sale

Town Point Center	Norfolk, Virginia	131	07/15/08	$12,180	$10,621	$1,559
Wachovia Plaza	St. Petersburg, Florida	186	08/18/08	25,492	16,154	9,338
Capitol Center	Columbia, South Carolina	460	09/05/08	46,792	35,101	11,691
2008 Dispositions		777		$84,464	$61,876	$22,588

One Park Ten	Houston, Texas	163	04/15/10	$14,924	$6,406	$8,518
2010 Dispositions		163		$14,924	$6,406	$8,518

Liquidity and Capital Resources

Statement of Cash Flows.  Cash and cash equivalents were $19.7 million and $20.7 million at December 31, 2010 and 2009, respectively.  Cash flows provided by operating activities for the years ended December 31, 2010 and 2009, were $68.1 million and $69.9 million, respectively.  The decrease in cash flows from operating activities of $1.8 million is primarily attributable to the effect of the timing of receipt of revenues and payment of expenses.

Cash used in investing activities was $68.1 million and $15.2 million for the years ended December 31, 2010 and 2009, respectively.  The increase in cash used by investing activities of $52.9 million is primarily due to the effect of investments in and improvements to office properties as well as a decline in net proceeds received from the sale of office properties in 2010.

Cash used in financing activities was $1.0 million and $49.4 million for the years ended December 31, 2010 and 2009, respectively.  The decrease in cash used in financing activities of $48.4 million is primarily attributable to a reduction in dividends paid on common stock, decreased payments on bank borrowings, and increased contributions from noncontrolling interest partners, offset by a decrease in proceeds from stock offerings.

Liquidity. The Company plans to continue pursuing the acquisition of additional investments that meet the Company’s investment criteria and intends to use operating cash flow, proceeds from the refinancing of mortgages, proceeds from the sale of non-strategic assets, proceeds from the sale of portions of owned assets through joint ventures, possible sales of securities, cash balances and the Company’s credit facility to fund those acquisitions.

The Company’s cash flows are exposed to interest rate changes primarily as a result of its credit facility used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations. The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows at fixed rates, but also utilizes an unsecured credit facility.

At December 31, 2010, the Company had a total of $110.8 million outstanding under the following credit facilities (in thousands):

				Outstanding
Credit Facilities	Lender	Interest Rate	Maturity	Balance
$15.0 Million Unsecured Working Capital
Revolving Credit Facility (1)	PNC Bank	2.3%	04/27/11	$1,839
$236.0 Million Unsecured Revolving Credit
Facility (1)	Wells Fargo	4.2%	04/27/11	49,000
$60.0 Million Unsecured Term Loan (1)	Wells Fargo	4.8%	04/27/11	60,000
		4.6%		$110,839

(1)
On January 31, 2011, the Company closed a new $190.0 million unsecured revolving credit facility and a new $10.0 million unsecured working capital revolving credit facility that replaced the existing unsecured revolving credit facility, term loan and working capital facility noted above.  Excluding the impact of the interest rate swap, the interest rate on the new credit facilities is based on LIBOR plus 275 to 350 basis points, depending upon overall Company leverage, with the current rate set at 325 basis points.   Additionally, the Company pays fees on the unused portion of the credit facilities ranging between 40 and 50 basis points based upon usage of the aggregate commitment, with the current rate set at 40 basis points.

The Company’s unsecured credit facilities require compliance with a number of restrictive financial covenants, including tangible net worth, fixed charge coverage ratio, unencumbered interest coverage ratio, total debt to total asset ratio, secured debt to total asset value ratio, secured recourse debt to total asset value ratio and unencumbered pool restrictions.  At December 31, 2010 the Company was in compliance with these financial covenants.

On January 31, 2011, the Company closed a new $190.0 million unsecured revolving credit facility and a new $10.0 million unsecured working capital revolving credit facility.  The new credit facilities have an initial term of three years and replaced the existing unsecured revolving credit facility, term loan and working capital facility that were scheduled to mature on April 27, 2011.  The Company also has a $100.0 million interest rate swap associated with the credit facilities that expires March 31, 2011, locking LIBOR at 3.635%.  The Company does not anticipate an extinguishment of this interest rate swap prior to its stated expiration as the hedged item relates to interest rate payments on $100.0 million of LIBOR-based debt and the forecasted transaction remains probable at December 31, 2010.  Wells Fargo Securities and JP Morgan Securities LLC acted as Joint Lead Arrangers and Joint Book Runners on the unsecured revolving credit facility.  In addition, Wells Fargo Bank, N.A. acted as Administration Agent and JPMorgan Chase Bank, N.A. acted as Syndication Agent.  Other participating lenders include PNC Bank, N.A., Bank of America, N.A., US Bank, N.A., Trustmark National Bank, and BancorpSouth Bank.  The working capital revolving credit facility was provided solely by PNC Bank, N.A.

During 2008, the Company entered into two interest rate swap agreements.  The Company designated the swaps as cash flow hedges of the variable interest rates on the Company’s borrowings under the Wells Fargo unsecured revolving credit facility and a portion of the debt secured by the Pinnacle at Jackson Place.  These swaps are considered to be fully effective and changes in the fair value of the swaps are recognized in accumulated other comprehensive income (loss).  The Company's interest rate hedge contracts at December 31, 2010 and 2009 are summarized as follows (in thousands):

						Fair Value
	Balance					Liability
Type of	Sheet	Notional	Maturity		Fixed	December 31
Hedge	Location	Amount	Date	Reference Rate	Rate	2010	2009
Swap	Accounts Payable and Other Liabilities	$100,000	03/31/11	1 - Month LIBOR	4.785%	$(836)	$(3,585)
Swap	Accounts Payable and Other Liabilities	$23,500	12/01/14	1 - Month LIBOR	5.800%	(2,167)	(1,307)
						$(3,003)	$(4,892)

At December 31, 2010, the Company had $773.5 million in mortgage notes payable with an average interest rate of 5.9% secured by office properties and $110.8 million drawn under the Company’s unsecured credit facilities. Parkway’s pro rata share of unconsolidated joint venture debt was $2.5 million with an average interest rate of 5.8% at December 31, 2010.

The Company monitors a number of leverage and other financial metrics, including the net debt to total asset value ratio, as defined in the loan agreements for the Company’s credit facilities. In addition, the Company also monitors interest, fixed charge and modified fixed charge coverage ratios, as well as the net debt to EBITDA multiple. The interest coverage ratio is computed by comparing the cash interest accrued to EBITDA. The interest coverage ratio for the years ended December 31, 2010 and 2009, was 2.72 and 2.78 times, respectively. The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA. The fixed charge coverage ratio for the years ended December 31, 2010 and 2009 was 1.85 and 1.95 times, respectively. The modified fixed charge coverage ratio is computed by comparing the cash interest accrued and preferred dividends paid to EBITDA. The modified fixed charge coverage ratio for the years ended December 31, 2010 and 2009, was 2.36 and 2.49 times, respectively. The net debt to EBITDA multiple is computed by comparing Parkway’s share of net debt to EBITDA for a trailing 12-month period.  The net debt to EBITDA multiple for the years ended December 31, 2010 and 2009, was 5.9 and 6.3 times, respectively. Management believes various leverage and other financial metrics it monitors provide useful information on total debt levels as well as the Company’s ability to cover interest, principal and/or preferred dividend payments.

The table below presents the principal payments due for the mortgage notes payable at December 31, 2010 (in thousands).

	Total		Recurring
	Mortgage	Balloon	Principal
	Maturities	Payments	Amortization
Schedule of Mortgage Maturities by Years:
2011	$113,914	$102,694	$11,220
2012	58,034	48,408	9,626
2013	9,943	-	9,943
2014	10,595	-	10,595
2015	37,971	26,891	11,080
2016	398,695	393,875	4,820
Thereafter	144,383	136,029	8,354
Total	$773,535	$707,897	$65,638
Fair value at 12/31/10	$734,637

On February 8, 2010, the Company obtained a $35.0 million non-recourse, first mortgage loan related to the refinance of a $60.0 million recourse mortgage that was scheduled to mature in May 2010.  The mortgage loan bears interest at a fixed rate of 7.25% and is secured by the Company’s Capital City Plaza building in Atlanta, Georgia.  The loan mortgage matures in March 2017 and includes the option to be prepaid at the end of five years at a cost of 1% of the outstanding loan balance.  The Company used available proceeds under the credit facility to pay the $25.0 million difference on the maturing mortgage loan.

On April 15, 2010, the Company sold One Park Ten, a 163,000 square foot office property in Houston, Texas, for a gross sales price of $15.7 million.  Parkway received net cash proceeds from the sale of $4.8 million which were used to reduce amounts outstanding under the Company’s credit facility. The buyer assumed the $8.7 million first mortgage loan secured by the property.  The mortgage loan carried an interest rate of 7.1% and was scheduled to mature in June 2012.  During the second quarter of 2010, the Company recorded a $136,000 loss on extinguishment of debt associated with the buyer’s assumption of the mortgage loan.

On April 30, 2010, the Company repaid a $17.2 million mortgage loan secured by two office properties in Houston, Texas, and one office property in Atlanta, Georgia, utilizing available proceeds under its credit facility.  The mortgage loan had an interest rate of 5.3% and was scheduled to mature on May 1, 2010.

On May 28, 2010, the Company obtained a $23.0 million non-recourse, first mortgage loan secured by Citrus Center, a 261,000 square foot office property in Orlando, Florida.  The mortgage loan had a fixed interest rate of 6.3% and a term of ten years.  The proceeds were used to reduce amounts outstanding under the Company’s credit facility.

Upon maturity on June 1, 2010, the Company paid off its share and its partner’s share of a $10.6 million mortgage note payable secured by the Toyota Center, a 175,000 square foot office property in Memphis, Tennessee, utilizing available proceeds under the Company’s credit facility.  The mortgage had an interest rate of 7.9%.  The Toyota Center office property was previously owned by a consolidated joint venture, Moore Building Associates, LP, in which the Company served as the general partner.  However, during the third quarter of 2010, Parkway purchased the partner’s interest, thereby placing Parkway’s ownership of the property at 100%.

On July 8, 2010, the Company obtained a $12.0 million non-recourse first mortgage loan secured by the Stein-Mart building, a 196,000 square foot office property in Jacksonville, Florida.  The mortgage loan had a fixed interest rate of 6.5% and a term of ten years.  The proceeds were used to reduce amounts outstanding under the Company’s credit facility.

On August 9, 2010, the Company issued 1.97 million additional shares of its 8.0% Series D Cumulative Redeemable Preferred Stock at a price of $23.757 per share equating to a yield of 8.500% (excluding accrued dividends).  Wells Fargo Securities, LLC and Banc of America Securities LLC acted as joint book-running managers on the transaction.  The Company used the net proceeds of approximately $45.0 million to reduce amounts outstanding under the Company’s credit facility and for general corporate purposes.

On October 8, 2010, the Company repaid a $7.6 million mortgage loan secured by One Jackson Place, a 220,000 square foot office property in Jackson, Mississippi. The mortgage had an interest rate of 7.9% and was scheduled to mature on October 10, 2010.  The Company repaid the mortgage loan using available proceeds under the Company’s credit facility.

On December 15, 2010, the Company repaid a $31.0 million mortgage loan secured by Squaw Peak Corporate Center, a 290,000 square foot office complex in Phoenix, Arizona.  The mortgage loan had a fixed interest rate of 4.9%.  The Company repaid the mortgage loan using available proceeds under the Company’s credit facility.

On January 21, 2011, in connection with its purchase of 3344 Peachtree in Atlanta, Georgia, Fund II assumed the $89.6 million existing non-recourse first mortgage loan, which matures on October 1, 2017, and carries a fixed interest rate of 4.8%.  In accordance with GAAP, the mortgage loan was recorded at $87.2 million to reflect the value of the instrument based on a market interest rate of 5.25% on the date of purchase.

On February 18, 2011, Fund II obtained a $10.0 million mortgage loan secured by Carmel Crossing, a 326,000 square foot office complex in Charlotte, North Carolina.  The mortgage loan has a fixed rate of 5.5% and a term of nine years.  Parkway received $2.4 million in net proceeds from the loan, which represents its 30% equity investment in the property.  The proceeds were used to reduce amounts outstanding under the Company’s credit facility.

In 2011, the Company has $102.7 million in remaining secured debt maturities.  The Company intends to evaluate each maturity throughout the year and may pursue either dispositions, refinancing with non-recourse, fixed rate mortgage loans, or paying down the existing mortgage loans with available proceeds under the Company’s credit facility.

The Company presently has plans to make recurring capital expenditures to its office properties in 2011 of approximately $46.0 to $49.0 million on a consolidated basis, with approximately $34.0 to $37.0 million representing Parkway’s proportionate share of recurring capital improvements.  These costs include tenant improvements, leasing costs and recurring building improvements.  Additionally, the Company plans to make improvements related to upgrades on properties acquired in recent years that were anticipated at the time of purchase and major renovations that are nonrecurring in nature to office properties in 2011 of approximately $6.0 to $7.0 million with approximately $3.0 to $4.0 million representing Parkway’s proportionate share.  All such improvements are expected to be financed by cash flow from the properties, capital expenditure escrow accounts, advances from the Company’s credit facility and contributions from partners.

The Company anticipates that its current cash balance, operating cash flows, contributions from partners and borrowings (including borrowings under the working capital revolving credit facility) will be adequate to pay the Company’s (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to stockholders, (iv) capital improvements, and (v) normal repair and maintenance expenses at its properties, both in the short and long term. In addition, the Company may use proceeds from sales of assets, sales of equity securities and borrowings to fund property acquisitions and pay debts as they mature.

Off-Balance Sheet Arrangements

At December 31, 2010, the Company was invested in three unconsolidated joint ventures with unrelated investors. These joint ventures are accounted for using the equity method of accounting, as Parkway does not control, but has the ability to significantly influence the operations of the joint ventures and is not the primary beneficiary. As a result, the assets and liabilities of the joint ventures are not included in Parkway's consolidated balance sheet.  Information relating to the unconsolidated joint ventures at December 31, 2010 is detailed below.

Parkway's
Ownership
Joint Ventures	Property Name	Location	Interest

Wink-Parkway Partnership (“Wink JV”)(1)	Wink Building	New Orleans, LA	50.0%
Parkway Joint Venture, LLC	UBS Building/River Oaks	Jackson, MS	20.0%
RubiconPark II, LLC (2)	Maitland 200	Orlando, FL	20.0%

(1)
On February 4, 2011, the Company purchased its partner’s 50% interest in the Wink JV for $250,000.  The Wink JV was established for the purpose of owning the Wink Building, a 32,000 square foot office property in New Orleans, Louisiana.  Upon completing the purchase of its partner’s interest, Parkway now owns 100% of the Wink Building.

(2)
As a result of the Company’s partner, Rubicon US REIT, filing for Chapter 11 bankruptcy, new partners were admitted into the partnership.  They are JP Morgan Chase, Kaufman Jacobs, LLC and Starwood Capital Group Global, LP.

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

At December 31, 2010, the Company’s investment in unconsolidated joint ventures was $2.9 million, or .2% of total assets.

Contractual Obligations

We have contractual obligations including mortgage notes payable and lease obligations.  The table below presents total payments due under specified contractual obligations by year through maturity at December 31, 2010 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	2011	2012	2013	2014	2015	Thereafter
Long-Term Debt	$1,101,870	$269,802	$96,854	$46,517	$46,517	$72,555	$569,625
Capital Lease Obligations	6,659	198	191	171	138	113	5,848
Operating Leases	1,138	646	371	121	-	-	-
Purchase Obligations	17,938	15,829	609	43	1,380	42	35
Ground Lease Payments	15,519	184	184	184	184	184	14,599
Total	$1,143,124	$286,659	$98,209	$47,036	$48,219	$72,894	$590,107

The amounts presented above for long-term debt and capital lease obligations include principal and interest payments.  Long-term debt also includes principal and interest payments due under the Company’s previous unsecured revolving credit facility which was replaced with a new $200.0 million unsecured revolving credit facility on January 31, 2011.  The amounts presented for purchase obligations represent the remaining tenant improvement allowances and lease inducement costs for leases in place and commitments for building improvements at December 31, 2010.

Parkway has a 30% ownership interest in Fund II and acts as the general partner.  Fund II will be capitalized with approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt.  Parkway’s share of the equity capital for the fund will be $112.5 million.  Parkway has four years from the inception date of Fund II, or through May 2012, to identify and acquire properties, with funds contributed as needed to purchase office investments.  At March 1, 2011, Fund II had remaining investment capacity of $552.1 million of which $81.8 million represents Parkway’s remaining equity contribution that would be due in connection with additional investments in office properties.

Critical Accounting Estimates

General.  Parkway’s investments are generally made in office properties.  Therefore, the Company is generally subject to risks incidental to the ownership of real estate.  Some of these risks include changes in supply or demand for office properties or customers for such properties in an area in which we have buildings; changes in real estate tax rates; and changes in federal income tax, real estate and zoning laws.  The Company’s discussion and analysis of financial condition and results of operations is based upon its Consolidated Financial Statements.  The Company’s Consolidated Financial Statements include the accounts of Parkway Properties, Inc., its majority owned subsidiaries and joint ventures in which the Company has a controlling interest. Parkway also consolidates subsidiaries where the entity is a variable interest entity and Parkway is the primary beneficiary.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period.  Actual results could differ from our estimates.

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

When the Company is the owner of the tenant improvements, the leased space is ready for its intended use when the tenant improvements are substantially completed. In limited instances, when the customer is the owner of the tenant improvements, straight-line rent is recognized when the tenant takes possession of the unimproved space.

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

We classify certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions to close in the next twelve months.  We consider an office property as held for sale once we have executed a contract for sale, allowed the buyer to complete its due diligence review and received a substantial non-refundable deposit.  Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer’s obligation to perform have been satisfied, we do not consider a sale to be probable.  When the Company identifies an asset as held for sale, we estimate the net realizable value of such asset and discontinue recording depreciation on the asset.  The Company records assets held for sale at the lower of carrying amount or fair value less cost to sell.  With respect to assets classified as held and used, we periodically review these assets to determine whether our carrying amount will be recovered.  A long-lived asset is considered impaired if its carrying value is not recoverable and exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposal of the asset.  The cash flow and fair value estimates are based on assumptions about employing the asset for its remaining useful life.  Factors considered in projecting future cash flows include but are not limited to:  existing leases, future leasing and terminations, market rental rates, capital improvements, tenant improvements, leasing commissions, inflation and other known variables.  Upon impairment, the Company would recognize an impairment loss to reduce the carrying value of the long-lived asset to our estimate of its fair value.  The estimate of fair value and cash flows to be generated from properties requires us to make assumptions.  If one or more assumptions prove incorrect or if the assumptions change, the recognition of an impairment loss on one or more properties may be necessary in the future, which would result in a decrease to net income.

During the fourth quarter of 2010, the Company recorded non-cash impairment losses of $4.1 million related to non-strategic office properties targeted for sale in Columbia, South Carolina and Richmond, Virginia.  The Company began actively marketing these assets around year end.  As part of the marketing process, the Company estimated that the fair value of these assets was less than their carrying value at December 31, 2010.  Therefore, an impairment loss for the assets was recorded during the fourth quarter of 2010.

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

In 2009, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures About Fair Value Measurements,” which amends certain disclosure requirements of ASC 820.  This ASU provides additional disclosures for transfers in and out of Levels 1 and 2 and for activity in Level 3.  This ASU also clarifies certain other existing disclosure requirements including level of desegregation and disclosure around inputs and valuation techniques.  ASU 2010-06 became effective for interim and annual reporting periods beginning after December 15, 2009, and the Company has adopted the provisions and provided the necessary disclosures for the year ended December 31, 2010.

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

Funds From Operations

Management believes that funds from operations attributable to common shareholders (“FFO”) is an appropriate measure of performance for equity REITs and computes this measure in accordance with the NAREIT definition of FFO.  Funds from operations is defined by NAREIT as net income (computed in accordance with GAAP), excluding gains or losses from sales of property and extraordinary items under GAAP, plus depreciation and amortization, and after adjustments to derive the Company’s pro rata share of FFO of consolidated and unconsolidated joint ventures.  Further, the Company does not adjust FFO to eliminate the effects of non-recurring charges.  The Company believes that FFO is a meaningful supplemental measure of its operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses.  However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient.  Thus, NAREIT created FFO as a supplemental measure of operating performance for real estate investment trusts that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP.  The Company believes that the use of FFO, combined with the required GAAP presentations, has been beneficial in improving the understanding of operating results of real estate investment trusts among the investing public and making comparisons of operating results among such companies more meaningful.  FFO as reported by Parkway may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition.  Funds from operations do not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States and is not an indication of cash available to fund cash needs.  Funds from operations should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

The following table presents a reconciliation of the Company's net income to FFO for the years ended December 31, 2010 and 2009 (in thousands):

	Year Ended
	December 31
	2010	2009
Net loss for Parkway Properties, Inc.	$(2,618)	$(11,603)
Adjustments to derive funds from operations:
Depreciation and amortization	92,190	92,126
Depreciation and amortization – discontinued operations	121	600
Noncontrolling interest depreciation and amortization	(17,668)	(20,138)
Adjustments for unconsolidated joint ventures	342	848
Preferred dividends	(6,325)	(4,800)
Gain on sale of real estate	(8,518)	(470)
Funds from operations attributable to common shareholders (1)	$57,524	$56,563

(1)	Funds from operations attributable to common shareholders for the years ended December 31, 2010 and 2009 include the following items (in thousands):

	Year Ended December 31
	2010	2009
Gain on involuntary conversion	$40	$823
Non-cash impairment losses	(4,120)	(8,817)
Loss on extinguishment of debt	(189)	-
Acquisition costs	(266)	-
Expenses related to litigation	(1,251)	-
Lease termination fee income	8,706	1,167

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

Forward-Looking Statements

In addition to historical information, certain sections of this Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those that are not in the present or past tense, that discuss the Company's beliefs, expectations or intentions or those pertaining to the Company's capital resources, profitability and portfolio performance and estimates of market rental rates. Forward-looking statements involve numerous risks and uncertainties. The following factors, among others discussed herein and in the Company's filings under the Securities Exchange Act of 1934, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:  defaults or non-renewal of leases, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, the failure to acquire or sell properties when anticipated, failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws, increases in real property tax rates, and the outcome of claims and litigation involving or affecting the Company.  The success of the Company also depends upon the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed elsewhere in this Form 10-K and in the Company's filings under the Securities Exchange Act of 1934.  Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as the date hereof.  The Company assumes no obligation to update forward-looking statements.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

See information appearing under the caption "Liquidity" appearing in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

At December 31, 2010, total outstanding debt was $884.4 million of which $134.3 million or 15.2% was variable rate debt.  If market rates of interest on the variable rate debt fluctuate by 10% (or approximately 49 basis points), the change in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $662,000 annually.

ITEM 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS
PARKWAY PROPERTIES, INC.:

We have audited the accompanying consolidated balance sheets of Parkway Properties, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules II, III and IV. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Parkway Properties, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Parkway Properties, Inc.’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

                                                        /s/ KPMG LLP

Jackson, Mississippi
March 4, 2011

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31	December 31
	2010	2009
Assets
Real estate related investments:
Office and parking properties	$1,755,310	$1,738,040
Land held for development	609	609
Accumulated depreciation	(366,152)	(336,759)
	1,389,767	1,401,890

Land available for sale	750	750
Mortgage loans	10,336	8,126
Investment in unconsolidated joint ventures	2,892	2,512
	1,403,745	1,413,278

Rents receivable and other assets	129,638	116,437
Intangible assets, net	50,629	61,734
Cash and cash equivalents	19,670	20,697
	$1,603,682	$1,612,146

Liabilities
Notes payable to banks	$110,839	$100,000
Mortgage notes payable	773,535	852,700
Accounts payable and other liabilities	98,818	88,614
	983,192	1,041,314

Equity
Parkway Properties, Inc. shareholders’ equity
8.00% Series D Preferred stock, $.001 par value,
4,374,896 and 2,400,000 shares authorized, issued and
outstanding in 2010 and 2009, respectively	102,787	57,976
Common stock, $.001 par value, 65,625,104 and 67,600,000
shares authorized in 2010 and 2009, respectively, 21,923,610 and 21,624,228 shares issued and outstanding in 2010 and
2009, respectively	22	22
Common stock held in trust, at cost, 58,134 and 71,255
shares in 2010 and 2009, respectively	(1,896)	(2,399)
Additional paid-in capital	516,167	515,398
Accumulated other comprehensive loss	(3,003)	(4,892)
Accumulated deficit	(127,575)	(111,960)
Total Parkway Properties, Inc. stockholders’ equity	486,502	454,145
Noncontrolling interest – real estate partnerships	133,988	116,687
Total equity	620,490	570,832
	$1,603,682	$1,612,146

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31
	2010	2009	2008
Revenues
Income from office and parking properties	$254,611	$262,951	$260,229
Management company income	1,652	1,870	1,936
Total revenues	256,263	264,821	262,165

Expenses
Property operating expenses	117,935	126,343	124,409
Depreciation and amortization	92,190	92,126	91,224
Impairment loss on real estate	4,120	-	2,542
Management company expenses	3,961	2,299	1,947
General and administrative	7,382	6,108	9,725
Total expenses	225,588	226,876	229,847

Operating income	30,675	37,945	32,318

Other income and expenses
Interest and other income	1,487	1,609	1,332
Equity in earnings of unconsolidated joint ventures	326	445	894
Other-than-temporary impairment loss on investment in unconsolidated joint ventures	-	(8,817)	-
Gain on involuntary conversion	40	823	-
Gain on sale of real estate	-	470	-
Interest expense	(54,647)	(55,044)	(58,766)

Loss from continuing operations	(22,119)	(22,569)	(24,222)
Discontinued operations:
Income (loss) from discontinued operations	194	404	(461)
Gain on sale of real estate from discontinued operations	8,518	-	22,588
Total discontinued operations	8,712	404	22,127

Net loss	(13,407)	(22,165)	(2,095)
Net loss attributable to noncontrolling interest – real estate partnerships	10,789	10,562	11,369

Net income (loss) for Parkway Properties, Inc.	(2,618)	(11,603)	9,274
Dividends on preferred stock	(6,325)	(4,800)	(4,800)
Net income (loss) attributable to common stockholders	$(8,943)	$(16,403)	$4,474

Net income (loss) per common share attributable to Parkway Properties, Inc.:
Basic:
Loss from continuing operations attributable to Parkway Properties, Inc.	$(0.82)	$(0.87)	$(1.17)
Discontinued operations	0.40	0.02	1.47
Basic net income (loss) attributable to Parkway Properties, Inc.	$(0.42)	$(0.85)	$0.30

Diluted:
Loss from continuing operations attributable to Parkway Properties, Inc.	$(0.82)	$(0.87)	$(1.17)
Discontinued operations	0.40	0.02	1.47
Diluted net income (loss) attributable to Parkway Properties, Inc.	$(0.42)	$(0.85)	$0.30
Weighted average shares outstanding:
Basic	21,421	19,304	15,023
Diluted	21,421	19,304	15,023

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share data)

	Parkway Properties, Inc. Shareholders
					Accumulated		Noncontrolling
			Common	Additional	Other		Interest –
	Preferred	Common	Stock Held	Paid-In	Comprehensive	Accumulated	Real Estate	Total
	Stock	Stock	in Trust	Capital	Loss	Deficit	Partnerships	Equity
Balance at December 31, 2007	$57,976	$15	$(3,540)	$425,221	$(358)	$(39,406)	$80,506	$520,414
Comprehensive loss
Net income (loss)	-	-	-	-	-	9,274	(11,369)	(2,095)
Change in fair value of interest rate swaps	-	-	-	-	(7,370)	-	-	(7,370)
Total comprehensive loss	-	-	-	-	-	-	-	(9,465)
Common dividends declared - $2.275 per share	-	-	-	-	-	(34,555)	-	(34,555)
Preferred dividends declared - $2.00 per share	-	-	-	-	-	(4,800)	-	(4,800)
Share-based compensation	-	-	-	2,276	-	-	-	2,276
Stock options and warrants exercised – 25,436 shares	-	-	-	792	-	-	-	792
3,600 shares issued in lieu of Directors’ fees	-	-	-	140	-	-	-	140
Issuance costs from shelf registration	-	-	-	(52)	-	-	-	(52)
Purchase of Company stock – 447 shares withheld to
satisfy tax withholding obligation in connection with
the vesting of deferred incentive share units	-	-	-	(10)	-	-	-	(10)
Distribution of 21,000 shares of common stock, deferred
compensation plan	-	-	715	-	-	-	-	715
Contribution of 1,800 shares of common stock, deferred
compensation plan	-	-	(70)	-	-	-	-	(70)
Contribution of capital by noncontrolling interests	-	-	-	-	-	-	60,596	60,596
Distribution of capital to noncontrolling interests	-	-	-	-	-	-	(2,541)	(2,541)
Balance at December 31, 2008	57,976	15	(2,895)	428,367	(7,728)	(69,487)	127,192	533,440
Comprehensive loss
Net loss	-	-	-	-	-	(11,603)	(10,562)	(22,165)
Change in fair value of interest rate swaps	-	-	-	-	2,836	-	-	2,836
Total comprehensive loss	-	-	-	-	-	-	-	(19,329)
Common dividends declared - $1.30 per share	-	-	-	-	-	(26,070)	-	(26,070)
Preferred dividends declared - $2.00 per share	-	-	-	-	-	(4,800)	-	(4,800)
Share-based compensation	-	-	-	2,581	-	-	-	2,581
Stock offering – 6,250,000 shares of common stock	-	7	-	84,450	-	-	-	84,457
3,921 shares issued in lieu of Directors’ fees	-	-	-	58	-	-	-	58
Purchase of Company stock – 3,594 and 860 shares
withheld to satisfy tax withholding obligation in
connection with vesting of restricted stock and
deferred incentive share units, respectively	-	-	-	(58)	-	-	-	(58)
Distribution of 15,125 shares of common stock, deferred
compensation plan	-	-	511	-	-	-	-	511
Contribution of 1,080 shares of common stock, deferred
compensation plan	-	-	(15)	-	-	-	-	(15)
Contribution of capital by noncontrolling interests	-	-	-	-	-	-	57	57
Balance at December 31, 2009	57,976	22	(2,399)	515,398	(4,892)	(111,960)	116,687	570,832
Comprehensive loss Net loss	-	-	-	-	-	(2,618)	(10,789)	(13,407)
Change in fair value of interest rate swaps	-	-	-	-	1,889	-	-	1,889
Total comprehensive loss	-	-	-	-	-	-	-	(11,518)
Common dividends declared - $0.30 per share	-	-	-	-	-	(6,494)	-	(6,494)
Preferred dividends declared - $2.00 per share	-	-	-	-	-	(6,325)	-	(6,325)
Share-based compensation	-	-	-	1,319	-	-	-	1,319
Issuance of 1,974,896 shares of 8.0% Series D Preferred	44,811	-	-	-	-	-	-	44,811
15,214 shares issued in lieu of Directors’ Fees	-	-	-	285	-	-	-	285
Issuance costs for shelf registration	-	-	-	(14)	-	-	-	(14)
Purchase of Company stock – 42,618 and 1,465 shares withheld to satisfy tax withholding obligation in connection with the vesting of restricted stock and deferred incentive units, respectively	-	-	-	(821)	-	-	-	(821)
Distribution of 17,125 shares of common stock from deferred compensation plan	-	-	578	-	-	-	-	578
Contribution of 4,004 shares of common stock to deferred compensation plan	-	-	(75)	-	-	-	-	(75)
Contribution of capital by noncontrolling interests	-	-	-	-	-	-	27,912	27,912
Purchase of noncontrolling interest’s share in Parkway Moore, LLC	-	-	-	-	-	(178)	178	-

Balance at December 31, 2010	$102,787	$22	$(1,896)	$516,167	$(3,003)	$(127,575)	$133,988	$620,490

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31
	2010	2009	2008
Operating activities
Net loss	$(13,407)	$(22,165)	$(2,095)
Adjustments to reconcile net loss to cash
provided by operating activities:
Depreciation and amortization	92,190	92,126	91,224
Depreciation and amortization – discontinued operations	121	600	2,365
Amortization of (below) above market leases	(566)	51	45
Amortization of loan costs	1,713	2,319	1,825
Amortization of mortgage loan discount	(710)	(607)	(518)
Share-based compensation expense	1,319	2,581	2,276
Operating distributions from unconsolidated
joint ventures	-	392	1,042
Net (gain) loss on real estate investments and involuntary conversion	(4,438)	7,524	(20,046)
Equity in earnings of unconsolidated joint ventures	(326)	(445)	(894)
Increase in deferred leasing costs	(13,425)	(16,348)	(8,738)
Changes in operating assets and liabilities:
Change in receivables and other assets	(4,194)	3,678	(1,474)
Change in accounts payable and other liabilities	9,782	228	(2,164)

Cash provided by operating activities	68,059	69,934	62,848

Investing activities
Distributions from unconsolidated joint ventures	-	-	38
(Investment in) reimbursements from real estate related investments	(36,498)	1,033	(229,707)
Proceeds from sale of real estate	4,758	15,542	84,464
Proceeds from property insurance settlement	-	1,984	1,200
Real estate development	-	(5,329)	(28,981)
Improvements to real estate related investments	(36,335)	(28,420)	(31,916)

Cash used in investing activities	(68,075)	(15,190)	(204,902)

Financing activities
Principal payments on mortgage notes payable	(140,499)	(35,381)	(76,620)
Proceeds from long-term financing	70,000	18,500	231,700
Proceeds from bank borrowings	143,750	35,742	189,452
Payments on bank borrowings	(132,911)	(121,682)	(215,861)
Debt financing costs	(1,004)	(406)	(2,183)
Stock options exercised	-	-	792
Purchase of Company stock	(821)	(58)	(10)
Dividends paid on common stock	(6,448)	(25,794)	(34,410)
Dividends paid on preferred stock	(5,787)	(4,800)	(4,800)
Contributions from noncontrolling interest partners	27,912	57	60,593
Distributions from noncontrolling interest partners	-	-	(2,541)
Proceeds (issuance costs) from stock offering	44,797	84,457	(52)

Cash provided by (used in) financing activities	(1,011)	(49,365)	146,060

Change in cash and cash equivalents	(1,027)	5,379	4,006

Cash and cash equivalents at beginning of year	20,697	15,318	11,312

Cash and cash equivalents at end of year	$19,670	$20,697	$15,318

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE A - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying financial statements are prepared following U.S. generally accepted accounting principles (“GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”).

The consolidated financial statements include the accounts of Parkway Properties, Inc. ("Parkway" or "the Company"), its wholly-owned subsidiaries and joint ventures in which the Company has a controlling interest.  The other partners’ equity interests in the consolidated joint ventures are reflected as noncontrolling interests in the consolidated financial statements.  Parkway also consolidates subsidiaries where the entity is a variable interest entity (“VIE”) and Parkway is the primary beneficiary and has the power to direct the activities of the VIE and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.  At December 31, 2010 and 2009, Parkway did not have any VIEs that required consolidation. All significant intercompany transactions and accounts have been eliminated in the accompanying financial statements.

The Company also consolidates certain joint ventures where the Company is the sole general partner and the limited partners do not possess kick-out rights or other substantive participating rights.  The equity method of accounting is used for those joint ventures that do not meet the criteria for consolidation and where Parkway exercises significant influence but does not control these joint ventures.

Business

The Company's operations are exclusively in the real estate industry, principally the operation, leasing, acquisition and ownership of office buildings.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Although the Company believes the assumptions and estimates made are reasonable and appropriate, as discussed in the applicable sections throughout these consolidated financial statements, different assumptions and estimates could materially impact reported results.  The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions, therefore, changes in market conditions could impact the Company’s future operating results.  The Company’s most significant estimates relate to impairments on real estate, purchase price allocations and allowance for doubtful accounts.

Real Estate Properties

Real estate properties are carried at cost less accumulated depreciation.  Cost includes the carrying amount of the Company's investment plus any additional consideration paid, liabilities assumed, and improvements made subsequent to acquisition.  Depreciation of buildings and building improvements is computed using the straight-line method over the estimated useful lives of the assets.  Depreciation of tenant improvements, including personal property, is computed using the straight-line method over the lesser of useful life or the term of the lease involved.  Maintenance and repair expenses are charged to expense as incurred.

Balances of major classes of depreciable assets (in thousands) and their respective estimated useful lives are:

		December 31	December 31
Asset Category	Estimated Useful Life	2010	2009
Land	Non-depreciable	$176,614	$170,106
Buildings and garages	40 years	1,278,275	1,280,779
Building improvements	7 to 40 years	121,540	116,471
Tenant improvements	Lesser of useful life or term of lease	178,881	170,684
		$1,755,310	$1,738,040

Depreciation expense related to these assets of $67.4 million, $67.6 million, and $67.3 million was recognized in 2010, 2009 and 2008, respectively.

The Company evaluates its real estate assets upon occurrence of significant adverse changes in its operations to assess whether any impairment indicators are present that affect the recovery of the carrying amount.  The carrying amount includes the net book value of tangible and intangible assets.  Real estate assets are classified as held for sale or held and used.  Parkway records assets held for sale at the lower of carrying amount or fair value less cost to sell.  With respect to assets classified as held and used, Parkway recognizes an impairment loss to the extent the carrying amount is not recoverable and exceeds the sum of undiscounted future cash flows expected to result from the use and eventual disposition of the asset.  The cash flow and fair value estimates are based on assumptions about employing the asset for its remaining useful life.  Factors considered in projecting future cash flows include but are not limited to:  existing leases, future leasing and terminations, market rental rates, capital improvements, tenant improvements, leasing commissions, inflation and other known variables.  This market information is considered a Level 3 input as defined by ASC 820, “Fair Value Measurements and Disclosures,” (“ASC 820”).  Upon impairment, Parkway recognizes an impairment loss to reduce the carrying value of the real estate asset to the estimate of its fair value.

The Company recognizes gains from sales of real estate upon the realization at closing of the transfer of rights of ownership to the purchaser, receipt from the purchaser of an adequate cash down payment and adequate continuing investment by the purchaser.

The company classifies certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions to close in the next twelve months.  The Company considers an office property as held for sale once we have executed a contract for sale, allowed the buyer to complete its due diligence review and received a substantial non-refundable deposit.  Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer’s obligation to perform have been satisfied, the Company does not consider a sale to be probable.  When the Company identifies an asset as held for sale, it estimates the net realizable value of such asset and discontinues recording depreciation on the asset.  The Company records assets held for sale at the lower of carrying amount or fair value less cost to sell.

Land available for sale (see Note E) is carried at cost and is subject to evaluation for impairment.

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

The fair value of above or below market in-place lease values is the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and the estimated current market lease rate expected over the remaining non-cancelable life of the lease.  The capitalized above market lease values are amortized as a reduction of rental income over the remaining term of the respective leases. The capitalized below market lease values are amortized as an increase to rental income over the remaining term of the respective leases.  Total amortization for above and below market leases was a net increase of rental income of $566,000 for the year ended December 31, 2010, and a net reduction of rental income of $51,000 and $45,000 for the years ended December 31, 2009 and 2008, respectively.

Amortization of above and below market leases is projected as a net increase (decrease) to rental income as follows for the next five years (in thousands):

Amount
2011	$1,058
2012	67
2013	(274)
2014	(139)
2015	54

The fair value of customer relationships represents the quantifiable benefits related to developing a relationship with the current customer.  Examples of these benefits would be growth prospects for developing new business with the existing customer, the ability to attract similar customers to the building, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.  Management believes that there would typically be little value associated with customer relationships that is in excess of the value of the in-place lease and their typical renewal rates.  Any value assigned to customer relationships is amortized over the remaining terms of the respective leases plus any expected renewal periods as a lease cost amortization expense.  Currently, the Company has no value assigned to customer relationships.

The fair value of at market in-place leases is the present value associated with re-leasing the in-place lease as if the property was vacant.  Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases.  In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods.  The value of at market in-place leases is amortized as a lease cost amortization expense over the expected life of the lease.  Total amortization expense for the value of in-place leases was $14.2 million, $14.0 million and $15.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Amortization expense for the value of in-place leases is projected as follows for the next five years (in thousands):

Amount
2011	$10,131
2012	6,564
2013	5,134
2014	3,987
2015	3,120

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

Mortgage Loans Receivable

Parkway records its mortgage loans receivable at the stated principal amount net any premium or discount.  At December 31, 2010 and 2009, the carrying amount of mortgage loans receivable was $10.3 million and $8.1 million, respectively.  The Company recognizes the premium or discount over the life of the mortgage loan using the effective interest method.  Parkway evaluates the collectability of principal and interest on its mortgage loans, if circumstances warrant, to determine whether it is impaired.  A loan is impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms.  When a loan is impaired, the amount of the loss provision is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flow at the loan’s effective interest rate.  No impairment loss has been recognized in 2010 and 2009 in connection with the mortgage loans receivable.

Investment in Unconsolidated Joint Ventures

At December 31, 2010 and 2009, Parkway had a non-controlling interest in three and four unconsolidated joint ventures, respectively, which are accounted for using the equity method of accounting.  Therefore, Parkway reports its share of income and losses based on its economic interest in these entities, as measured by its ownership interest or expected cash distributions if materially different than distributions based on ownership interest.  Parkway classifies its interests as investments in unconsolidated joint ventures when it holds less than a majority voting interest in the entity and does not have control, based on the terms of the joint venture agreements, to make decisions about the entities’ significant activities such as major leases, encumbering the entities with debt, major capital expenditures and whether to dispose of the entities.

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

During the fourth quarter of 2009, Parkway recorded non-cash other-than-temporary impairment losses totaling $8.8 million in connection with the valuation of two investments in unconsolidated joint ventures, RubiconPark I, LLC and RubiconPark II, LLC. The impairment is principally due to two customers totaling over 120,000 square feet in the office properties that were unable to meet their rent obligations due to financial difficulty.  Additionally, in January 2010, the Company’s joint venture partner, Rubicon U.S. REIT, filed for Chapter 11 bankruptcy protection, rendering our partner unable to support their continuing share of the joint venture obligations.  During the third quarter of 2010, the Company purchased the first mortgage loan associated with this joint venture for a net purchase price of $33.0 million.  During the fourth quarter of 2010, the Company, as holder of the mortgage, foreclosed on the three properties, which served as collateral for the associated loan and sold the properties to Parkway Properties Office Fund II, LP (“Fund II”).  As a result of the sale to Fund II, Parkway’s ownership in these assets increased from 20% to 30%.

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

Noncontrolling Interest

Noncontrolling Interest – Real Estate Partnerships

At December 31, 2010 and 2009, the Company has an interest in two joint ventures whose operations are included in its consolidated financial statements. The Company owns a 25% and 30% interest in Parkway Properties Office Fund, LP (“Fund I”) and Fund II, respectively.

Parkway serves as the general partner of Fund I and provides asset management, property management, leasing and construction management services to the fund, for which it is paid market-based fees.  Cash distributions from the fund are made to each joint venture partner based on their percentage of ownership in the fund.  Since Parkway is the sole general partner and has the authority to make major decisions on behalf of the fund, Parkway is considered to have a controlling interest.  Accordingly, Parkway is required to consolidate the fund in its consolidated financial statements.  At February 15, 2008, Fund I was fully invested.

On May 14, 2008, Parkway formed Fund II, a $750.0 million discretionary fund with the Teacher Retirement System of Texas (“TRST”), for the purpose of acquiring high-quality multi-tenant office properties.   TRST is a 70% investor, and Parkway is a 30% investor in the fund, which will be capitalized with approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt.  Parkway’s share of the equity contribution for the fund is $112.5 million.  The Company intends to fund its share of equity contributions with proceeds from asset sales, line of credit advances and/or sales of equity securities.  The fund targets investments in office buildings in Houston, Austin, San Antonio, Chicago, Atlanta, Phoenix, Charlotte, Memphis, Nashville, Jacksonville, Orlando, Tampa/St. Petersburg, Ft. Lauderdale, as well as other growth markets to be determined at Parkway’s discretion.

Parkway serves as the general partner of Fund II and provides asset management, property management, leasing and construction management services for the fund, for which it will be paid market-based fees.  Cash distributions from the fund will be made to each joint venture partner based on the percentage of ownership in the fund.  Since Parkway is the sole general partner and has the authority to make major decisions on behalf of the fund, Parkway is considered to have a controlling interest.  Accordingly, Parkway is required to consolidate the fund in its consolidated financial statements.  At December 31, 2010, Fund II includes investments in three office properties totaling $33.0 million.  In January 2011, Fund II purchased an investment in an office property totaling $160.0 million, which places total Fund II investments to date at $193.0 million.  There is approximately $552.1 million in remaining capacity for Fund II investments.

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

Non-controlling interest in real estate partnerships represents the other partners’ proportionate share of equity in the partnerships discussed above at December 31, 2010.  Income is allocated to non-controlling interest based on the weighted average percentage ownership during the year.

Revenue Recognition

Revenue from real estate rentals is recognized on a straight-line basis over the terms of the respective leases.  The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as straight-line rent receivable on the accompanying balance sheets.  The straight-line rent adjustment increased revenue by $4.2 million, $6.6 million and $3.9 million in 2010, 2009 and 2008, respectively.

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

Compensation expense, including estimated forfeitures, for service-based awards is recognized over the expected vesting period.  The total compensation expense for the long-term equity incentive awards granted under the FOCUS Plan is based upon the fair value of the shares on the grant date, adjusted for estimated forfeitures.  Time-based restricted shares and deferred incentive share units are valued based on the New York Stock Exchange closing market price of Parkway common shares (NYSE ticker symbol, PKY) as of the date of grant.  The grant date fair value for awards that are subject to market conditions is determined using a simulation pricing model developed to specifically accommodate the unique features of the awards.

Restricted shares and deferred incentive share units are forfeited if an employee leaves the Company before the vesting date except in the case of the employee’s death or permanent disability or upon termination following a change of control. Shares and/or units that are forfeited become available for future grant under the 2010 Equity Plan.

The FOCUS Plan also includes a long-term cash incentive that was designed to reward significant outperformance over the three year period which began July 1, 2010.  The total compensation expense for the long-term cash incentive awards granted under the FOCUS Plan is based upon the estimated fair value of the award on the grant date and adjusted as necessary each reporting period.  The long-term cash incentive awards are accounted for as a liability-classified award on the Company’s 2010 consolidated balance sheet.  The grant date and quarterly fair value estimates for awards that are subject to a market condition are determined using a simulation pricing model developed to specifically accommodate the unique features of the awards.

Income Taxes

Effective January 1, 1997, the Company elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended.  The Company completed its reorganization into the Umbrella Partnership REIT (“UPREIT”) structure effective January 1, 1998. The Company believes that the UPREIT structure will enable it to pursue additional investment opportunities by having the ability to offer tax-advantaged operating partnership units to property owners in exchange for properties.

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

Net Income (Loss) Per Common Share

Basic earnings per share (“EPS”) is computed by dividing income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the year.  In arriving at net income (loss) attributable to common stockholders, preferred stock dividends are deducted.  Diluted EPS reflects the potential dilution that could occur if share equivalents such as employee stock options, restricted shares and deferred incentive share units were exercised or converted into common stock that then shared in the earnings of Parkway.

The computation of diluted EPS is as follows:

	Year Ended December 31
	2010	2009	2008
	(in thousands, except per share data)
Numerator:
Basic and diluted net income (loss)
attributable to common stockholders	$(8,943)	$(16,403)	$4,474
Denominator:
Basic and diluted weighted average shares	21,421	19,304	15,023
Diluted net income (loss) per share attributable to
Parkway Properties, Inc.	$(0.42)	$(0.85)	$0.30

The computation of diluted EPS for 2010, 2009 and 2008 did not include the effect of employee stock options, deferred incentive share units and restricted shares because their inclusion would have been anti-dilutive.

Reclassifications

Certain reclassifications have been made in the 2009 and 2008 consolidated financial statements to conform to the 2010 classifications with no impact on previously reported net income or equity.

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

In 2009, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures About Fair Value Measurements,” which amends certain disclosure requirements of ASC 820.  This ASU provides additional disclosures for transfers in and out of Levels 1 and 2 and for activity in Level 3.  This ASU also clarifies certain other existing disclosure requirements including level of desegregation and disclosure around inputs and valuation techniques.  ASU 2010-06 became effective for interim and annual reporting periods beginning after December 15, 2009, and the Company has adopted the provisions and provided the necessary disclosures for the year ended December 31, 2010.

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

Unaudited Statistical Information

The square feet and percentage leased statistics presented in Notes B, D, G and H are unaudited.

Note B - Investment in Office and Parking Properties

Included in investment in office and parking properties at December 31, 2010 are 61 office and parking properties located in ten states with an aggregate of 12.8 million square feet of leasable space.  This excludes office properties in unconsolidated joint ventures, which are outlined in Note D – Investment in Unconsolidated Joint Ventures.

The contract purchase price, excluding closing costs and other adjustments, of office properties acquired during the year ended December 31, 2010 is as follows:

Cost
Market Location	(in thousands)
Memphis, Tennessee	$3
Atlanta, Georgia	8,000
Charlotte, North Carolina	25,000
$33,003

The Company’s acquisitions are accounted for using the acquisition method.  The results of each acquired property are included in the Company’s results of operations from their respective purchase dates.

Summary of Acquisitions

On July 1, 2010, the Company acquired the limited partner’s 25% interest in Parkway Moore, LLC and Moore Building Associates, LP for $2,500.  The entities were established for the purpose of owning the Toyota Center, a 175,000 square foot office building in Memphis, Tennessee.  Therefore, the Company’s total investment in this property increased to 100%.

During the third quarter of 2010, the Company purchased the first mortgage loan associated with the RubiconPark I joint venture, which owned Falls Pointe, Lakewood II and Carmel Crossing, for a net purchase price of $33.0 million.  During the fourth quarter of 2010, the Company, as holder of the mortgage, foreclosed on the three properties that served as collateral for the associated loan.  Also, during the fourth quarter of 2010, the Company sold the three assets to Fund II for $33.0 million.  Parkway received approximately $23.1 million in cash at closing representing its partner’s 70% prorated share of the investment.  Parkway recorded approximately $740,000 in management company expense on the 2010 consolidated statement of operations related to acquisition costs on these investments.  Proceeds from the sale were used to reduce amounts outstanding on the credit facility.  On February 18, 2011, Fund II obtained a $10.0 million mortgage loan secured by Carmel Crossing.  The mortgage loan has a fixed rate of 5.5% and a term of nine years.  Parkway received $2.4 million in net proceeds from the loan, which represents its 30% equity investment in the property.  The proceeds were used to reduce amounts outstanding under the Company’s credit facility.  As a result of the sale to Fund II, Parkway’s ownership interest in these assets increased from 20% to 30%.

The total amount of purchase price allocated to more significant assets, intangible assets and (liabilities) and weighted average amortization period for each class of asset or liability is as follows for 2010 office property acquisitions (in thousands):

		Weighted
	Amount	Average Life
Land	$7,248	N/A
Building	17,027	40
Tenant improvements	4,201	5
Lease commissions	1,253	5
Lease in place value	4,431	4
Above market leases	1,188	4
Below market leases	(861)	6
Liabilities assumed	(4,396)	N/A

On January 21, 2011, the Company and Fund II acquired the office and retail portion of 3344 Peachtree located in the Buckhead submarket of Atlanta for $167.3 million.  3344 Peachtree contains approximately 484,000 square feet of office and retail space and includes an adjacent eleven-story parking structure.  Fund II’s investment in the property totaled $160.0 million, with Parkway funding the remaining $7.3 million.  Due to Parkway’s additional investment, the Company’s effective ownership in the property is 33.0%. An additional $2.6 million is expected to be spent for closing costs, building improvements, leasing costs and tenant improvements during the first two years of ownership.  Simultaneous with closing, Fund II assumed the $89.6 million existing non-recourse first mortgage loan, which matures on October 1, 2017, and carries a fixed interest rate of 4.8%.  In accordance with GAAP, the mortgage loan was recorded at $87.2 million to reflect the value of the instrument based on a market interest rate of 5.25% on the date of purchase. Parkway's equity contribution in the investment is $25.5 million and was initially funded through availability under the Company's credit facility.  The Company is still in the process of completing the purchase price allocation related to this investment.

On February 4, 2011, the Company purchased its partner’s 50% interest in the Wink-Parkway Partnership (“Wink JV”) for $250,000.  The Wink JV was established for the purpose of owning the Wink Building, a 32,000 square foot office property in New Orleans, Louisiana.  Upon completing the acquisition of its partner’s interest, Parkway now owns 100% of the Wink Building.

Summary of Dispositions

On April 15, 2010, the Company sold One Park Ten, a 163,000 square foot office building in Houston, Texas, for a gross sales price of $15.7 million.  Parkway received net cash proceeds from the sale of $4.8 million, which were used to reduce amounts outstanding under the Company’s credit facility.  Parkway recorded a gain on the sale of $8.5 million in 2010.  In connection with the sale of One Park Ten, the $8.7 million first mortgage was assumed by the buyer and the company seller-financed a $1.5 million note receivable that bears interest at 7.25% per annum on an interest-only basis through maturity in June 2012.  Parkway Realty Services, LLC, a subsidiary of the Company, was retained to provide management services for the property.  During the third quarter of 2010, the management agreement for this property was terminated.  Therefore, all income for current and prior periods was reclassified to discontinued operations.

Summary of Impairments

During the fourth quarter of 2010, the Company recorded non-cash impairment losses of $4.1 million related to non-strategic office properties targeted for sale in Columbia, South Carolina, and Richmond, Virginia.  The Company began actively marketing these assets around year end.  As part of the marketing process, the Company estimated that the fair value of these assets was less than their carrying value at December 31, 2010.  Therefore, an impairment loss for the assets was recorded during the fourth quarter 2010.

Contractual Obligations and Minimum Rental Receipts

Obligations for tenant improvement allowances and lease inducement costs for leases in place and commitments for building improvements and development costs at December 31, 2010 are as follows (in thousands):

2011	$15,829
2012	609
2013	43
2014	1,380
2015	42
Thereafter	35
Total	$17,938

Minimum future operating lease payments for various equipment leased at the office properties is as follows for operating leases in place at December 31, 2010 (in thousands):

2011	$646
2012	371
2013	121
Total	$1,138

The following is a schedule by year of future approximate minimum rental receipts under noncancelable leases for office buildings owned at December 31, 2010 (in thousands):

2011	$185,244
2012	167,569
2013	152,050
2014	127,281
2015	99,294
Thereafter	264,337
$995,775

The following is a schedule by year of future approximate minimum ground lease payments at December 31, 2010 (in thousands):

2011	$184
2012	184
2013	184
2014	184
2015	184
Thereafter	14,599
$15,519

At December 31, 2010, Fund I owned Desert Ridge Corporate Center in Phoenix, Arizona that is subject to a ground lease.  The lease has a remaining term of approximately 81 years with an expiration date of July 2092.  Payments through July 13, 2013 are based on a rental constant applied to a per acre value.  The rental constant is established for the duration of the ground lease and adjusts each five years.  Starting July 2013, the rental payment is the higher of the amount previously described, or 0.35% of the valuation of the improvements of the previous year.

Note C – Mortgage Loans

The Company owns the B participation piece (the “B piece”) of a first mortgage secured by an 844,000 square foot office building in Dallas, Texas, known as 2100 Ross originally purchased for $6.9 million.  The B piece was originated by Wachovia Bank, N.A., a Wells Fargo Company, and has a face value of $10.0 million and a stated coupon rate of 6.065%.  Upon maturity in May 2012, the Company will receive a principal payment of $10.0 million, which produces a yield to maturity of 15.6%.  The balance of the mortgage loan was $8.8 million at December 31, 2010.

In connection with the sale of One Park Ten, the Company seller-financed a $1.5 million note receivable that bears interest at 7.25% per annum on an interest-only basis through maturity in June 2012.  The carrying amount of the mortgage loan was $1.5 million at December 31, 2010.

Note D – Investment in Unconsolidated Joint Ventures

In addition to the 61 office and parking properties included in the consolidated financial statements, the Company was also invested in three unconsolidated joint ventures with unrelated investors at December 31, 2010.  These investments are accounted for using the equity method of accounting, as Parkway does not control any of these joint ventures.  Accordingly, the assets and liabilities of the joint ventures are not included on Parkway’s consolidated balance sheets at December 31, 2010 and 2009.  Information relating to these unconsolidated joint ventures is detailed below (in thousands):

			Parkway’s	Square	Percentage
Joint Venture Entity	Property Name	Location	Ownership%	Feet	Occupied
Wink-Parkway Partnership (“Wink JV”)	Wink Building	New Orleans, LA	50.0%	32	7.6%
Parkway Joint Venture, LLC (“Jackson JV”)	UBS/River Oaks	Jackson, MS	20.0%	167	84.4%
RubiconPark II, LLC (“Maitland JV”) (1)	Maitland 200	Orlando, FL	20.0%	205	92.4%
				404	82.3%

(1)
As a result of the Company’s partner, Rubicon US REIT, filing for Chapter 11 bankruptcy, new partners were admitted into the partnership.  They are JP Morgan Chase, Kaufman Jacobs, LLC and Starwood Capital Group Global, LP.

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

Parkway provides management, construction and leasing service for all of the unconsolidated joint ventures except for the Wink-Parkway Partnership, and receives market-based fees for these services.  The Company recognizes its proportionate share of fees earned from unconsolidated joint ventures in management company income.

At December 31, 2010 and 2009, the Company’s investment in unconsolidated joint ventures was $2.9 million, or 0.2% of total assets and $2.5 million, or 0.2% of total assets, respectively.

On February 4, 2011, the Company purchased its partner’s 50% interest in the Wink JV for $250,000.  Upon completing the purchase of its partner’s interest, Parkway now owns 100% of the Wink Building.

In most cases the Company’s share of debt related to its unconsolidated joint ventures is the same as its ownership percentage in the venture.  However, in the case of the Maitland JV, the Company’s share of debt is disproportionate to its ownership percentage.  The disproportionate debt structure was created to meet the Company’s partner’s financing criteria.  In the Maitland JV, the Company owns a 20% interest in the venture and assumed none of the debt. The terms related to Parkway's share of unconsolidated joint venture mortgage debt are summarized below for December 31, 2010 and 2009 (in thousands):

Parkway’s Share of Unconsolidated Joint Ventures’ Debt
				Parkway’s	Monthly	Loan	Loan
	Type of			Share	Debt	Balance	Balance
Description	Debt Service	Interest Rate	Maturity	of Debt	Service	12/31/10	12/31/09
Maitland JV	Amortizing	4.390%	06/01/11	0.00%	$-	$-	$-
Jackson JV	Amortizing	5.840%	07/01/15	20.00%	12	2,474	2,507
					$12	$2,474	$2,507
Weighted Average Interest Rate at End of Year						5.840%	5.130%

Parkway's share of the scheduled principal payments on mortgage debt for the unconsolidated joint ventures for each of the next five years and thereafter through maturity at December 31, 2010 are as follows (in thousands):

Schedule of Mortgage Maturities by Year:	Maitland JV	Jackson JV	Total
2011	$-	$34	$34
2012	-	37	37
2013	-	39	39
2014	-	41	41
2015	-	2,323	2,323
	$-	$2,474	$2,474

Note E – Land Available for Sale

At December 31, 2010 and 2009, Parkway’s investment in land available for sale consisted of 12 acres of land in New Orleans, Louisiana with a book value of $750,000.

Note F - Notes Payable

Notes Payable to Banks

At December 31, 2010, the Company had a total of $110.8 million outstanding under the following credit facilities (collectively, the “Company’s credit facility”) (in thousands):

Credit Facilities	Lender	Interest Rate	Maturity	Outstanding Balance
				12/31/10	12/31/09
$15.0 Million Unsecured Working Capital
Revolving Credit Facility (1)	PNC Bank	2.3%	04/27/11	$1,839	$-
$236.0 Million Unsecured Revolving Credit Facility (2)	Wells Fargo	4.2%	04/27/11	49,000	40,000
$60.0 Million Unsecured Term Loan (3)	Wells Fargo	4.8%	04/27/11	60,000	60,000
		4.6%		$110,839	$100,000

(1)
The interest rate on the $15.0 million unsecured working capital revolving credit with PNC Bank was LIBOR plus 200 basis points at December 31, 2010. The Company paid fees on the unused portion of the line of 25 basis points.

(2)
The $236.0 million unsecured revolving credit facility was led by Wells Fargo and syndicated to eight other banks.  The interest rate on the line of credit interest rate was LIBOR plus 115 basis points or the Prime interest rate plus 25 basis points.  At December 31, 2010, all amounts outstanding under this credit facility not fixed by an interest rate swap agreement were borrowed at LIBOR plus 115 basis points.  The Company paid an annual administration fee of $35,000 and fees on the unused portion of the revolver ranging between 12.5 and 20 basis points based upon overall Company leverage, with the rate set at 20 basis points at December 31, 2010.

(3)
The $60.0 million unsecured term loan was led by Wells Fargo and syndicated to eight other banks.  The interest rate on the term loan was fixed by an interest rate swap agreement.  Excluding the interest rate swaps, the interest rate on the term loan was LIBOR plus 115 basis points.

The Company’s credit facility requires compliance with a number of restrictive financial covenants, including tangible net worth, fixed charge coverage ratio, unencumbered interest coverage ratio, total debt to total asset ratio, secured debt to total asset value ratio, secured recourse debt to total asset value ratio and unencumbered pool restrictions.  At December 31, 2010, the Company was in compliance with these financial covenants.

On January 31, 2011, the Company closed a new $190.0 million unsecured revolving credit facility and a new $10.0 million unsecured working capital revolving credit facility.  The new credit facilities have an initial term of three years and replaced the existing unsecured revolving credit facility, term loan and working capital facility that were scheduled to mature on April 27, 2011.  The Company also has a $100.0 million interest rate swap associated with the credit facilities that expires March 31, 2011, locking LIBOR at 3.635%.  The Company does not anticipate an extinguishment of this interest rate swap prior to its stated expiration as the hedged item relates to interest rate payments on $100.0 million of LIBOR-based debt and the forecasted transaction remains probable at December 31, 2010.  Excluding the impact of the interest rate swap, the interest rate on the new credit facilities is based on LIBOR plus 275 to 350 basis points, depending upon overall Company leverage, with the current rate set at 325 basis points.   Additionally, the Company pays fees on the unused portion of the credit facilities ranging between 40 and 50 basis points based upon usage of the aggregate commitment, with the current rate set at 40 basis points.  Wells Fargo Securities and JP Morgan Securities LLC acted as Joint Lead Arrangers and Joint Book Runners on the unsecured revolving credit facility.  In addition, Wells Fargo Bank, N.A. acted as Administration Agent and JPMorgan Chase Bank, N.A. acted as Syndication Agent.  Other participating lenders include PNC Bank, N.A., Bank of America, N.A., US Bank, N.A., Trustmark National Bank, and BancorpSouth Bank.  The working capital revolving credit facility was provided solely by PNC Bank, N.A.

During 2008, the Company entered into two interest rate swap agreements.  The Company designated the swaps as cash flow hedges of the variable interest rates on the Company’s borrowings under the credit facility and a portion of the debt secured by the Pinnacle at Jackson Place.  These swaps are considered to be fully effective and changes in the fair value of the swaps are recognized in accumulated other comprehensive income (loss).

The Company's interest rate hedge contracts at December 31, 2010 and 2009 are summarized as follows (in thousands):

						Fair Value
	Balance					Liability
Type of	Sheet	Notional	Maturity		Fixed	December 31
Hedge	Location	Amount	Date	Reference Rate	Rate	2010	2009
Swap	Accounts Payable and Other Liabilities	$100,000	03/31/11	1 - Month LIBOR	4.785%	$(836)	$(3,585)
Swap	Accounts Payable and Other Liabilities	$23,500	12/01/14	1 - Month LIBOR	5.800%	(2,167)	(1,307)
						$(3,003)	$(4,892)

Mortgage Notes Payable

A summary of mortgage notes payable at December 31, 2010 and 2009 is as follows (in thousands):

					Note Balance
	Variable Rate	Fixed	Monthly	Maturity	December 31
Office Property	12/31/10	Rate	Payment	Date	2010	2009
Wholly-Owned
John Hancock Facility (3 properties)(1)	-	5.270%	$-	05/01/10	$-	$17,346
Capital City Plaza (2)	-	-	-	05/01/10	-	60,000
One Jackson Place (3)	-	7.850%	-	10/10/10	-	8,526
Squaw Peak (4)	-	4.920%	-	12/15/10	-	32,423
Forum I	-	5.250%	91	06/01/11	10,194	10,734
Wells Fargo	-	4.390%	53	06/01/11	8,616	8,869
233 N. Michigan	-	4.940%	763	07/11/11	86,711	91,459
Bank of America Plaza	-	7.100%	146	05/10/12	16,939	17,466
One Park Ten Plaza (5)	-	7.100%	-	06/01/12	-	8,714
Teachers Insurance and
Annuity Association (5 properties)	-	6.210%	565	01/01/16	77,735	79,626
John Hancock Facility (2 properties)	-	7.580%	130	06/01/16	18,243	18,418
111 East Wacker, LLC	-	6.290%	804	07/11/16	148,500	148,500
Capital City Plaza	-	7.250%	253	03/05/17	34,617	-
Morgan Keegan Tower	-	7.620%	163	10/01/19	12,578	13,540
Citrus Center (6)	-	6.310%	153	06/01/20	22,820	-
Stein Mart (7)	-	6.500%	81	08/01/20	11,935	-
Pinnacle at Jackson Place – Subordinate NMTC Loan (8)	-	3.000%	15	12/27/47	6,000	6,000
Pinnacle at Jackson Place – Sr NMTC Loan (8)	5.800%	-	114	12/27/47	23,501	23,501
Total Wholly-Owned			3,331		478,389	545,122

Consolidated Joint Ventures
Moore Building Associates LP (9)	-	7.895%	-	06/01/10	-	10,858
Parkway Properties Office Fund, LP:
Renaissance Center	-	5.469%	97	06/01/12	16,000	16,280
Maitland 100	-	4.920%	36	10/07/12	8,798	8,820
555 Winderley Place	-	4.920%	34	10/07/12	8,320	8,340
1401 Enclave	-	5.760%	134	07/10/15	28,000	28,000
100 Ashford Center/Peachtree Ridge	-	5.606%	179	01/08/16	30,264	30,679
Gateway Center	-	5.920%	163	02/10/16	33,000	33,000
Desert Ridge Corporate Center	-	5.770%	237	02/10/16	49,200	49,200
US Cellular Plaza	-	5.530%	342	03/10/16	58,564	59,401
BellSouth Building/Centurion Centre	-	5.900%	71	06/10/16	14,400	14,400
Chatham Centre	-	5.560%	79	01/10/17	17,100	17,100
Overlook II	-	5.610%	152	03/01/17	31,500	31,500
Total Consolidated Joint Ventures			1,524		295,146	307,578

Total Secured Debt			$4,855		$773,535	$852,700

(1)
On April 30, 2010, the Company repaid a $17.2 million mortgage loan secured by two office properties in Houston, Texas, and one office property in Atlanta, Georgia, utilizing available proceeds under its credit facility. The mortgage loan had an interest rate of 5.3% and was scheduled to mature on May 1, 2010.

(2)
On February 8, 2010, the Company completed a $35.0 million non-recourse, fixed-rate first mortgage loan related to the refinance of a $60.0 million recourse mortgage that was scheduled to mature in May 2010.  The loan bears interest at 7.25% and is secured by the Company’s Capital City Plaza building in Atlanta, Georgia.  The loan will mature in March 2017 and includes the option to be prepaid at the end of five years at a cost of 1% of the outstanding loan balance.  The Company used available proceeds under its credit facility to pay the $25.0 million difference on the maturing mortgage loan.

(3)
On October 8, 2010, the Company repaid a $7.6 million mortgage loan secured by One Jackson Place, a 220,000 square foot office property in Jackson, Mississippi. The mortgage had an interest rate of 7.9% and was scheduled to mature on October 10, 2010. The Company repaid the mortgage loan using available proceeds under the credit facility.

(4)
On December 15, 2010, the Company repaid a $31.0 million mortgage loan secured by Squaw Peak Corporate Center, a 290,000 square foot office complex in Phoenix, Arizona.  The mortgage loan had a fixed interest rate of 4.9%.  The Company repaid the mortgage loan using available proceeds under the credit facility.

(5)
On April 15, 2010, the Company sold One Park Ten, a 163,000 square foot office property in Houston, Texas, for a gross sales price of $15.7 million. Parkway received net cash proceeds from the sale of $4.8 million which were used to reduce amounts outstanding under the Company’s credit facility. The $8.7 million first mortgage loan was assumed by the buyer, and Parkway is also providing a $1.5 million seller-financing loan, which bears interest at 7.25% with interest-only payments through maturity in June 2012.

(6)
On May 28, 2010, the Company obtained a $23.0 million non-recourse, first mortgage loan secured by Citrus Center, a 261,000 square foot office property in Orlando, Florida. The mortgage loan had a fixed interest rate of 6.3% and a term of ten years. The proceeds were used to reduce amounts outstanding under the Company’s credit facility.

(7)
On July 8, 2010, the Company obtained a $12.0 million non-recourse first mortgage loan secured by the Stein-Mart building, a 196,000 square foot office property in Jacksonville, Florida. The mortgage loan had a fixed interest rate of 6.5% and a term of ten years. The proceeds were used to reduce amounts outstanding under the Company’s credit facility.

(8)
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

(9)
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

At December 31, 2010 and 2009, the net book value of the office properties collateralizing the mortgage loans was $1.1 billion.

The aggregate annual maturities of mortgage notes payable at December 31, 2010 are as follows (in thousands):

	Total		Recurring
	Mortgage	Balloon	Principal
	Maturities	Payments	Amortization
2011	$113,914	$102,694	$11,220
2012	58,034	48,408	9,626
2013	9,943	-	9,943
2014	10,595	-	10,595
2015	37,971	26,891	11,080
2016	398,695	393,875	4,820
Thereafter	144,383	136,029	8,354
	$773,535	$707,897	$65,638

On January 21, 2011, in connection with its purchase of 3344 Peachtree in Atlanta, Georgia, Fund II assumed the $89.6 million existing non-recourse first mortgage, which matures on October 1, 2017, and carries a fixed interest rate of 4.8%.  In accordance with GAAP, the mortgage was recorded at $87.2 million to reflect the value of the instrument based on a market interest rate of 5.25% on the date of purchase.

On February 18, 2011, Fund II obtained a $10.0 million mortgage loan secured by Carmel Crossing, a 326,000 square foot office complex in Charlotte, North Carolina.  The mortgage loan has a fixed interest rate of 5.5% and a term of nine years.  Parkway received $2.4 million in net proceeds from the loan, which represents its 30% equity investment in the property.  The proceeds were used to reduce amounts outstanding under the Company’s credit facility.

Note G – Noncontrolling Interest – Real Estate Partnerships

The Company has an interest in two joint ventures that are included in its consolidated financial statements at December 31, 2010. Information relating to these consolidated joint ventures is detailed below:
		Parkway’s	Square Feet
Joint Venture Entity and Property Name	Location	Ownership %	(In thousands)
Parkway Properties Office Fund, LP
Desert Ridge Corporate Center	Phoenix, Arizona	26.5%	293
Maitland 100	Orlando, Florida	25.0%	128
555 Winderley	Orlando, Florida	25.0%	101
Gateway Center	Orlando, Florida	25.0%	228
BellSouth Building	Jacksonville, Florida	25.0%	92
Centurion Centre	Jacksonville, Florida	25.0%	88
100 Ashford Center	Atlanta, Georgia	25.0%	160
Peachtree Ridge	Atlanta, Georgia	25.0%	161
Overlook II	Atlanta, Georgia	25.0%	260
U.S. Cellular Plaza	Chicago, Illinois	40.0%	607
Chatham Centre	Schaumburg, Illinois	25.0%	206
Renaissance Center	Memphis, Tennessee	25.0%	190
1401 Enclave Parkway	Houston, Texas	25.0%	209
Total Parkway Properties Office Fund, LP			2,723

Parkway Properties Office Fund II, LP (1)
Falls Pointe	Atlanta, Georgia	30.0%	107
Lakewood II	Atlanta, Georgia	30.0%	128
Carmel Crossing	Charlotte, North Carolina	30.0%	327
Total Parkway Properties Office Fund II, LP			562
Total Consolidated Joint Ventures			3,285

(1)
On January 21, 2011, the Company and Fund II purchased 3344 Peachtree located in the Buckhead submarket of Atlanta, Georgia.  3344 Peachtree contains approximately 484,000 square feet of office and retail space.  Upon the completion of the purchase of 3344 Peachtree, the Company had a total of approximately 3.8 million square feet of joint ventures included in its consolidated financial statements of which, Fund II had approximately 1.0 million square feet.

Parkway serves as the general partner of Fund I and provides asset management, property management, leasing and construction management services to the fund, for which it is paid market-based fees. Cash distributions from the fund are made to each joint venture partner based on their percentage of ownership in the fund. Since Parkway is the sole general partner and has the authority to make major decisions on behalf of the fund, Parkway is considered to have a controlling interest. Accordingly, Parkway is required to consolidate the fund in its consolidated financial statements. At February 15, 2008, Fund I was fully invested.

In 2008, Parkway formed Fund II, a $750.0 million discretionary fund with TRST, for the purpose of acquiring high-quality multi-tenant office properties. TRST is a 70% investor, and Parkway is a 30% investor in the fund, which is capitalized with approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt. Parkway’s share of the equity contribution for the fund will be $112.5 million and will be funded with operating cash flow, proceeds from asset sales, issuance of equity securities and/or advances on the credit facility as needed on a temporary basis. The fund will target investments in office buildings in Houston, Austin, San Antonio, Chicago, Atlanta, Phoenix, Charlotte, Memphis, Nashville, Jacksonville, Orlando, Tampa/St. Petersburg, and Ft. Lauderdale, as well as other growth markets to be determined at Parkway’s discretion.

Parkway serves as the general partner of Fund II and provides asset management, property management, and leasing and construction management services to the fund, for which it will be paid market-based fees. Parkway has four years, or through May 2012, to identify and acquire properties, with funds contributed as needed to complete acquisitions. Parkway will exclusively represent the fund in making acquisitions within the target markets and within certain predefined criteria. Parkway may continue to make fee-simple acquisitions in markets outside of the target markets, acquire properties within the target markets that do not meet the fund’s specific criteria or sell a full or partial interest in currently owned properties. At December 31, 2010, Fund II includes investments in three office properties totaling $33.0 million.  In January 2011, Fund II purchased an investment in an office property totaling $160.0 million, which places total Fund II investments to date at $193.0 million.  There is approximately $552.1 million in remaining capacity for Fund II investments.

Noncontrolling interest - real estate partnerships represents the other partners’ proportionate share of equity in the partnerships discussed above at December 31, 2010. Income is allocated to noncontrolling interest based on the weighted average percentage ownership during the year.

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

Note H - Discontinued Operations

All current and prior period income from the following office property dispositions are included in discontinued operations for the years ended December 31, 2010, 2009 and 2008 (in thousands).

		Square	Date of	Net Sales	Net Book Value	Gain
Office Property	Location	Feet	Sale	Price	of Real Estate	on Sale

Town Point Center	Norfolk, Virginia	131	07/15/08	$12,180	$10,621	$1,559
Wachovia Plaza	St. Petersburg, Florida	186	08/18/08	25,492	16,154	9,338
Capitol Center	Columbia, South Carolina	460	09/05/08	46,792	35,101	11,691
2008 Dispositions		777		$84,464	$61,876	$22,588

One Park Ten	Houston, Texas	163	04/15/10	$14,924	$6,406	$8,518
2010 Dispositions		163		$14,924	$6,406	$8,518

The amount of revenue and expense for these office properties reported in discontinued operations for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	Year Ended December 31
	2010	2009	2008
Revenues
Revenue from office and parking properties	$994	$3,394	$12,294
	994	3,394	12,294
Expenses
Office and parking properties:
Operating expense	362	1,741	6,563
Interest expense	317	649	3,828
Depreciation and amortization	121	600	2,364
	800	2,990	12,755
Income (loss) from discontinued operations	194	404	(461)
Gain on sale of real estate from discontinued operations	8,518	-	22,588
Total discontinued operations	$8,712	$404	$22,127

Note I - Income Taxes

The Company elected to be taxed as a REIT under the Internal Revenue Code, commencing with its taxable year ended December 31, 1997.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its stockholders.  It is management's current intention to adhere to these requirements and maintain the Company's REIT status, and the Company was in compliance with all REIT requirements at December 31, 2010.  As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes currently to its stockholders.  If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes.

In January 1998, the Company completed its reorganization into an UPREIT structure under which substantially all of the Company's real estate assets are owned by an operating partnership, Parkway Properties LP.  Presently, substantially all interests in the Operating Partnership are owned by the Company and a wholly-owned subsidiary.

At December 31, 2010, the Company had net operating loss ("NOL") carryforwards for federal income tax purposes of $584,000 which expire at various dates beginning in 2011 through 2018. The utilization of these NOLs can cause the Company to incur a small alternative minimum tax liability.

The Company's income differs for income tax and financial reporting purposes principally because real estate owned has a different basis for tax and financial reporting purposes, producing different gains upon disposition and different amounts of annual depreciation.

The following reconciles GAAP net income to taxable income for the years ending December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
	Estimate	Actual	Actual
GAAP net income (loss) from REIT operations (1)	$(2,618)	$(11,603)	$9,274
GAAP to tax adjustments:
Depreciation and amortization	12,226	19,113	19,485
Gains and losses from capital transactions	(138)	5,487	342
Share-based compensation expense	1,319	2,581	2,276
Stock options exercised	-	-	(88)
Deferred compensation distributions	(687)	(446)	(1,107)
Amortization of mortgage loan discount	(772)	(607)	(519)
Allowance for doubtful accounts	283	1,491	235
Vesting of restricted shares and dividends	(4,523)	(704)	(278)
Deferred revenue	3,241	-	-
Other differences	(61)	(456)	(97)
Taxable income before adjustments	8,270	14,856	29,523
Less: NOL carryforward	-	-	-
Adjusted taxable income subject to 90% dividend requirement	$8,270	$14,856	$29,523

(1)	GAAP net income from REIT operations is net of amounts attributable to noncontrolling interest.

The following reconciles cash dividends paid with the dividends paid deduction for the years ending December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
	Estimate	Actual	Actual
Cash dividends paid	$13,197	$30,475	$38,977
Less: Dividends on deferred compensation plan shares	(17)	(94)	(194)
Less: Dividends absorbed by current earnings and profits	(4,765)	(3,938)	(4,163)
Less: Return of capital	(145)	(11,587)	(5,097)
Dividends paid deduction	$8,270	$14,856	$29,523

The following characterizes distributions paid per common share for the years ending December 31, 2010, 2009 and 2008:

	2010		2009		2008
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$0.23	76.7%	$0.71	54.6%	$0.844	37.1%
Post May 5, 2003 capital gain	0.00	0.0%	0.00	0.0%	0.197	8.7%
Unrecaptured Section 1250 gain	0.06	20.0%	0.00	0.0%	0.893	39.2%
Return of capital	0.01	3.3%	0.59	45.4%	0.341	15.0%
	$0.30	100.0%	$1.30	100.0%	$2.275	100.0%

Note J – Share-Based and Long-Term Compensation Plans

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

Compensation expense, including estimated forfeitures, for service-based awards is recognized over the expected vesting period.  The total compensation expense for the long-term equity incentive awards granted under the FOCUS Plan is based upon the fair value of the shares on the grant date, adjusted for estimated forfeitures.  Time-based restricted shares and deferred incentive share units are valued based on the New York Stock Exchange closing market price of Parkway common shares (NYSE ticker symbol, PKY) as of the date of grant.  The grant date fair value for awards that are subject to market conditions is determined using a simulation pricing model developed to specifically accommodate the unique features of the awards.

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

On July 12, 2010, the Board of Directors approved 345,120 FOCUS Plan long-term equity incentive awards to officers of the Company.  The long-term equity incentive awards are valued at $2.5 million which equates to an average price per share of $7.30 and consist of 25,380 time-based awards, 179,314 market condition awards subject to an absolute total return goal, and 140,426 market condition awards subject to a relative total return goal.  These shares are accounted for as equity-classified awards on the Company’s 2010 consolidated balance sheet.

The time-based awards granted as part of the FOCUS Plan will vest ratably over four years from the date the shares are granted.  The market condition awards granted as part of the FOCUS Plan are contingent on the Company meeting goals for compounded annual total return to stockholders (“TRS”) over the three year period beginning July 1, 2010.  The market condition goals are based upon (i) the Company’s absolute compounded annual TRS; and (ii) the Company’s absolute compounded annual TRS relative to the compounded annual return of the MSCI US REIT (“RMS”) Index calculated on a gross basis, as follows:

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

The FOCUS Plan also includes a long-term cash incentive that was designed to reward significant outperformance over the three year period beginning July 1, 2010.  The performance goals for actual payment under the long-term cash incentive will require the Company to (i) achieve an absolute compounded annual TRS that exceeds 14% AND (ii) achieve an absolute compounded annual TRS that exceeds the compounded annual return of the RMS by at least 500 basis points.  Notwithstanding the above goals, in the event the Company achieves an absolute compounded annual TRS that exceeds 19%, then the Company must achieve an absolute compounded annual TRS that exceeds the compounded annual return of the RMS by at least 600 basis points.  The aggregate amount of the cash incentive earned would increase with corresponding increases in the absolute compounded annual TRS achieved by the Company.  There will be a cap on the aggregate cash incentive earned in the amount of $7.1 million.  Achievement of the maximum cash incentive would equate to an absolute compounded annual TRS that approximates 23%, provided that the absolute compounded annual TRS exceeds the compounded annual return of the RMS by at least 600 basis points.  The total compensation expense for the long-term cash incentive awards granted under the FOCUS Plan is based upon the estimated fair value of the award on the grant date and adjustment as necessary each reporting period.  The long-term cash incentive awards are accounted for as a liability-classified award on the Company’s 2010 consolidated balance sheet.  The grant date and quarterly fair value estimates for awards that are subject to a market condition are determined using a simulation pricing model developed to specifically accommodate the unique features of the awards.

On August 23, 2010, 5,500 restricted shares vested and were issued to officers of the Company.  These shares were granted in September 2003 and vested seven years from the grant date.

On January 9, 2011, 25,935 restricted shares vested and were issued to officers of the Company due to the achievement of performance goals established in 2009 by the Board of Directors.

On January 12, 2011, 27,125 restricted shares vested and were issued to officers of the Company.  These shares were granted in January 2007 and vested four years from the grant date.

On January 14, 2011, the Board of Directors approved 55,623 FOCUS Plan long-term equity incentive awards to officers of the Company.  The long-term equity incentive awards are valued at $736,000 which equates to an average price per share of $13.23 and consist of 25,620 time-based awards, 16,883 market condition awards subject to an absolute total return goal, and 13,120 market condition awards subject to a relative total return goal.  These shares will be accounted for as equity-classified awards on the Company’s consolidated balance sheet.

At December 31, 2010, a total of 479,930 shares of restricted stock have been granted to officers of the Company.  The shares are valued at $6.1 million, which equates to an average price per share of $12.81.  The value, including estimated forfeitures, of restricted shares that vest based on service conditions will be amortized to compensation expense ratably over the vesting period for each grant of stock.  At December 31, 2010, a total of 15,640 deferred incentive share units have been granted to employees of the Company.  The deferred incentive share units are valued at $402,000, which equates to an average price per share of $25.71, and the units vest four years from grant date.  Total compensation expense related to the restricted stock and deferred incentive units of $1.3 million, $2.6 million and $2.3 million was recognized in 2010, 2009 and 2008, respectively.  Total compensation expense related to nonvested  awards not yet recognized was $2.9 million at December 31, 2010.  The weighted average period over which this expense is expected to be recognized is approximately 2.6 years.

A summary of the Company’s restricted stock and deferred incentive share unit activity is as follows:

		Weighted	Deferred	Weighted
	Restricted	Average	Incentive	Average
	Shares	Price	Share Units	Price
Outstanding at December 31, 2007	220,999	$40.72	21,835	$45.96
Granted	38,017	32.39	6,385	15.69
Vested	-	-	(1,815)	46.72
Forfeited	(38,375)	39.54	(3,600)	44.73
Outstanding at December 31, 2008	220,641	39.49	22,805	37.62
Granted	120,500	15.77	1,500	12.69
Vested	(30,416)	43.08	(2,615)	44.61
Forfeited	(1,750)	30.85	(3,635)	39.93
Outstanding at December 31, 2009	308,975	29.94	18,055	34.08
Granted	345,120	7.30	3,805	14.83
Vested	(152,941)	33.06	(4,355)	47.78
Forfeited	(21,224)	26.69	(1,865)	32.99
Outstanding at December 31, 2010	479,930	$12.81	15,640	$25.71

Restricted shares and deferred incentive share units vest in the following years, subject to service and market conditions:

	Time Based Awards	Market Condition Awards (1)	Total Restricted Shares	Deferred Incentive Share Units
2011	60,405	-	60,405	5,570
2012	61,160	-	61,160	4,955
2013	32,280	159,870	192,150	1,310
2014	6,345	159,870	166,215	3,805
	160,190	319,740	479,930	15,640

(1)	The market condition restricted shares will vest in the years noted above subject to achievement of the market condition goals described in connection with the FOCUS Plan.

A summary of the Company's stock option activity and related information is as follows:

	1994 Stock		1991 Directors		2001 Directors
	Option Plan		Stock Option Plan		Stock Option Plan
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price
Outstanding at December 31, 2007	121,615	$31.38	13,500	$31.10	30,300	$37.88
Exercised	(25,436)	31.15	-	-	-	-
Forfeited	(500)	33.65	(7,500)	29.94	(8,800)	35.24
Outstanding at December 31, 2008	95,679	31.43	6,000	32.56	21,500	38.96
Forfeited	(9,399)	31.10	(6,000)	32.56	(9,000)	35.26
Outstanding at December 31, 2009	86,280	31.46	-	-	12,500	41.63
Forfeited	(56,319)	30.28	-	-	(3,000)	38.95
Outstanding at December 31, 2010	29,961	$33.69	-	$-	9,500	$42.47
Vested and Exercisable at
December 31, 2010	29,961	$33.69	-	$-	9,500	$42.47

There were no stock option exercises for the year ended December 31, 2010 or 2009. The total intrinsic value of stock options exercised for the year ended December 31, 2008 was $22,000.

Following is a summary of the status of options outstanding at December 31, 2010:

	Outstanding and Exercisable Options
		Weighted
		Average	Weighted	Aggregate
		Remaining	Average	Intrinsic
		Contractual	Exercise	Value
Exercise Price Range	Number	Life	Price	(in thousands)
1994 Stock Option Plan
$31.43 - $36.65	29,961	0.7 years	$33.69	$-
	29,961	0.7 years	$33.69	$-
2001 Directors Stock Option Plan
$36.53 - $41.89	3,000	2.4 years	$38.95	$-
$41.90 - $47.12	6,500	2.8 years	44.10	-
	9,500	2.7 years	$42.47	$-

Defined Contribution Plan

Parkway maintains a 401(k) plan for its employees.  The Company makes matching contributions of 50% of the employee’s contribution (limited to 10% of compensation as defined by the plan) and may also make annual discretionary contributions.  The Company’s total expense for this plan was $404,000, $443,000 and $952,000 for the years ending December 31, 2010, 2009 and 2008, respectively.

Note K – Commitments and Contingencies

Legal Matters

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

In addition to the personal injury lawsuit, Mr. Collins issued a shareholder demand letter to the Company threatening to commence a derivative lawsuit on behalf of the Company against the Company, its directors and officers based on substantially the same allegations as set forth in the personal injury suit. On July 27, 2010, the Company’s Board of Directors appointed the audit committee (the “Committee”) of the board to review and evaluate the claims made in Mr. Collins’ demand letter.  The Committee engaged independent legal counsel to assist with the review and evaluation of these claims. After thoroughly investigating the allegations in good faith and fully informing itself of all material facts relevant thereto, the Committee believes that the Company did not operate in a fraudulent or misleading manner regarding either the termination of Mr. Collins or the disclosure of the Company's 2010 earnings guidance. Further, the Committee has determined that it would not serve the interests of Parkway or its shareholders for the Company to take any of the further actions requested in the demand letter.

For the year ended December 31, 2010, the Company had expensed $1.3 million with respect to the pending litigation and the demand letter.  During the fourth quarter of 2010, the Company removed its reserve for potential future exposure with respect to the pending litigation and demand letter.  Management has evaluated the risks involved with the pending litigation and demand letter and determined that no reserve was necessary at December 31, 2010.

Note L – Other Matters

Supplemental Profit and Loss Information

Included in operating expenses are taxes, principally property taxes, of $34.2 million, $40.2 million and $39.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Supplemental Cash Flow Information and Schedule of Non-Cash Investing and Financing Activity

	Year Ended December 31
	2010	2009	2008
	(In thousands)
Supplemental cash flow information:
Interest paid, net of amount capitalized	$53,352	$53,728	$60,919
Supplemental schedule of non-cash investing
and financing activity:
Mortgage note payable transferred
to purchaser	(8,666)	-	-
Mortgage loan issued to purchaser	(1,500)	-	-
Restricted shares and deferred incentive share
units issued (forfeited)	1,949	3,030	(201)
Shares issued in lieu of Directors' fees	285	58	140

Rents Receivable and Other Assets
	December 31
	2010	2009
	(In thousands)

Rents receivable	$3,962	$4,990
Allowance for doubtful accounts	(2,810)	(2,951)
Straight-line rent receivable	35,037	31,556
Other receivables	6,458	8,713
Lease costs (net of accumulated amortization of
$42,497 and $38,323, respectively)	46,378	42,518
Loan costs (net of accumulated amortization of
$5,478 and $5,966, respectively)	3,815	4,212
Escrow and other deposits	27,475	23,166
Prepaid items	7,486	2,034
Other assets	1,837	2,199
	$129,638	$116,437

Intangible Assets

The following table reflects the portion of the purchase price of office properties allocated to intangible assets, as discussed in “Note A”.  The portion of purchase price allocated to below market lease value and the related accumulated amortization is reflected in the Schedule of Accounts Payable and Other Liabilities within this note.

	December 31
	2010	2009
	(In thousands)

Lease in place value	$77,269	$82,684
Accumulated amortization	(39,895)	(35,510)
Above market lease value	29,361	30,982
Accumulated amortization	(16,106)	(16,422)
	$50,629	$61,734

Accounts Payable and Other Liabilities

	December 31
	2010	2009
	(In thousands)
Office property payables:
Accrued expenses and accounts payable	$24,250	$13,222
Accrued property taxes	27,946	30,636
Prepaid rents	12,070	10,807
Deferred revenues	5,202	-
Security deposits	4,616	4,677
Below market lease value	22,639	23,116
Accumulated amortization -- below market lease value	(16,306)	(14,585)
Capital lease obligations	3,760	3,850
Corporate payables	4,090	7,462
Deferred compensation plan liability	2,953	3,623
Dividends payable	2,187	1,200
Accrued payroll	2,344	1,489
Interest payable	3,067	3,117
	$98,818	$88,614

Preferred Stock

In June 2003, the Company sold 2.4 million shares of 8.0% Series D Cumulative Redeemable Preferred Stock with net proceeds to the Company of approximately $58.0 million.  On August 9, 2010, the Company issued an additional 1.97 million shares of its Series D Preferred stock at a price of $23.757 per share, equating to a yield of 8.5% (excluding accrued dividends).  The Series D Preferred Stock has a $25 liquidation value per share and will be redeemable at the option of the Company on or after June 27, 2008.  The preferred stock has no stated maturity, sinking fund or mandatory redemption and is not convertible into any other securities of the Company.

The Company declared dividends of $2.00 per share for the Series D Preferred stock for each of the three years 2010, 2009 and 2008.

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

Cash and cash equivalents

The carrying amounts for cash and cash equivalents approximated fair value at December 31, 2010 and 2009.

Mortgage loan receivable

The Company owns the B participation piece (the “B piece”) of a first mortgage secured by an 844,000 square foot office building in Dallas, Texas known as 2100 Ross, and the carrying amount of the mortgage loan was approximately $8.8 million and $8.1 million at December 31, 2010 and 2009.  In connection with the sale of One Park Ten, the Company seller-financed a $1.5 million note receivable, and carrying amount of the note was $1.5 million at December 31, 2010.  The carrying amount for each mortgage loan approximated fair value at December 31, 2010.

Mortgage notes payable

The fair value of the mortgage notes payable are estimated using a discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.  The aggregate fair value of the mortgage notes payable at December 31, 2010 was $734.6 million as compared to its carrying amount of $773.5 million.  The aggregate fair value of the mortgage notes payable at December 31, 2009 was $795.9 million as compared to its carrying amount of $852.7 million.

Notes payable to banks

The fair value of the Company’s notes payable to banks is estimated by discounting expected cash flows at current market rates. The aggregate fair value of the notes payable to banks at December 31, 2010 was $109.6 million as compared to its carrying amount of $110.8 million.  The aggregate fair value of the notes payable to banks at December 31, 2009 was $95.8 million as compared to its carrying amount of $100.0 million.

Interest rate swap agreements

The fair value of the interest rate swaps is determined by estimating the expected cash flows over the life of the swap using the mid-market rate and price environment as of the last trading day of the reporting period.  This information is considered a Level 2 input as defined by ASC 820.  The aggregate fair value liability of the interest rate swaps at December 31, 2010 and 2009 was $3.0 million and $4.9 million, respectively.

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

The management of the Company evaluates the performance of the reportable office segment based on funds from operations attributable to common shareholders (“FFO”).  Management believes that FFO is an appropriate measure of performance for equity REITs and computes this measure in accordance with the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO.  Funds from operations is defined by NAREIT as net income (computed in accordance with GAAP), excluding gains or losses from sales of property and extraordinary items under GAAP, plus depreciation and amortization, and after adjustments to derive the Company’s pro rata share of FFO of consolidated and unconsolidated joint ventures.  Further, the Company does not adjust FFO to eliminate the effects of non-recurring charges.  The Company believes that FFO is a meaningful supplemental measure of its operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses.  However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient.  Thus, NAREIT created FFO as a supplemental measure of operating performance for real estate investment trusts that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP.  The Company believes that the use of FFO, combined with the required GAAP presentations, has been beneficial in improving the understanding of operating results of real estate investment trusts among the investing public and making comparisons of operating results among such companies more meaningful.  FFO as reported by Parkway may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition.  Funds from operations do not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States and is not an indication of cash available to fund cash needs.  Funds from operations should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

The following is a reconciliation of FFO and net income (loss) attributable to common stockholders for office properties and total consolidated entities for the years ending December 31, 2010, 2009 and 2008.  Amounts presented as “Unallocated and Other” represent primarily income and expense associated with providing management services, corporate general and administration expense, interest expense on unsecured lines of credit and preferred dividends.

	At or for the year ended December 31, 2010
	Office	Unallocated
	Properties	and Other	Consolidated
	(in thousands)

Income from office and parking properties (a)	$254,611	$-	$254,611
Management company income	-	1,652	1,652
Property operating expenses (b)	(117,935)	-	(117,935)
Depreciation and amortization	(92,190)	-	(92,190)
Management company expenses	-	(3,961)	(3,961)
General and administrative expenses	-	(7,382)	(7,382)
Other income	-	1,487	1,487
Equity in earnings of unconsolidated joint ventures	326	-	326
Gain on involuntary conversion	40	-	40
Interest expense (c)	(48,632)	(6,015)	(54,647)
Adjustment for noncontrolling interest - real estate partnerships	10,789	-	10,789
Income from discontinued operations	194	-	194
Gain on sale of real estate from discontinued operations	8,518	-	8,518
Impairment loss on real estate	(4,120)	-	(4,120)
Dividends on preferred stock	-	(6,325)	(6,325)
Net income (loss) attributable to common stockholders	11,601	(20,544)	(8,943)

Depreciation and amortization	92,190	-	92,190
Depreciation and amortization - discontinued operations	121	-	121
Depreciation and amortization - noncontrolling interest - real estate partnerships	(17,668)	-	(17,668)
Adjustment for depreciation and amortization - unconsolidated joint ventures	342	-	342
Gain on sale of real estate	(8,518)	-	(8,518)
Funds from operations attributable to common stockholders	$78,068	$(20,544)	$57,524

Total assets	$1,590,546	$13,136	$1,603,682

Office and parking properties	$1,389,767	$-	$1,389,767

Investment in unconsolidated joint ventures	$2,892	$-	$2,892

Capital expenditures (d)	$49,760	$-	$49,760

(a) Included in income from office and parking properties are rental revenues, customer reimbursements, parking income and other income.

(b) Included in property operating expenses are real estate taxes, insurance, contract services, repairs and maintenance and property operating expenses.

(c)      Interest expense for office properties represents interest expense on property secured mortgage debt.  It does not include interest expense on the Company’s credit facility, which is included in “Unallocated and Other”.

(d) Capital expenditures include building improvements, tenant improvements and deferred leasing costs.

	At or for the year ended December 31, 2009
	Office	Unallocated
	Properties	and Other	Consolidated
	(in thousands)

Income from office and parking properties (a)	$262,951	$-	$262,951
Management company income	-	1,870	1,870
Property operating expenses (b)	(126,343)	-	(126,343)
Depreciation and amortization	(92,126)	-	(92,126)
Management company expenses	-	(2,299)	(2,299)
General and administrative expenses	-	(6,108)	(6,108)
Other income	-	1,609	1,609
Equity in earnings of unconsolidated joint ventures	445	-	445
Gain on involuntary conversion	823	-	823
Gain on sale of real estate	470	-	470
Interest expense (c)	(48,474)	(6,570)	(55,044)
Adjustment for noncontrolling interest - real estate partnerships	10,562	-	10,562
Income from discontinued operations	404	-	404
Other-than-temporary impairment loss on investment in
unconsolidated joint ventures	(8,817)	-	(8,817)
Dividends on preferred stock	-	(4,800)	(4,800)
Net loss attributable to common stockholders	(105)	(16,298)	(16,403)

Depreciation and amortization	92,126	-	92,126
Depreciation and amortization - discontinued operations	600	-	600
Depreciation and amortization - noncontrolling interest - real estate partnerships	(20,138)	-	(20,138)
Adjustment for depreciation and amortization - unconsolidated joint ventures	848	-	848
Gain on sale of real estate	(470)	-	(470)
Funds from operations attributable to common stockholders	$72,861	$(16,298)	$56,563

Total assets	$1,597,316	$14,830	$1,612,146

Office and parking properties	$1,401,890	$-	$1,401,890

Investment in unconsolidated joint ventures	$2,512	$-	$2,512

Capital expenditures (d)	$44,768	$-	$44,768

(a) Included in income from office and parking properties are rental revenues, customer reimbursements, parking income and other income.

(b) Included in property operating expenses are real estate taxes, insurance, contract services, repairs and maintenance and other property operating expenses.

(c)      Interest expense for office properties represents interest expense on property secured mortgage debt.  It does not include interest expense on the Company’s credit facility, which is included in “Unallocated and Other”.

(d) Capital expenditures include building improvements, tenant improvements and deferred leasing costs.

	At or for the year ended December 31, 2008
	Office	Unallocated
	Properties	and Other	Consolidated
	(in thousands)

Income from office and parking properties (a)	$260,229	$-	$260,229
Management company income	-	1,936	1,936
Property operating expenses (b)	(124,409)	-	(124,409)
Depreciation and amortization	(91,224)	-	(91,224)
Management company expenses	-	(1,947)	(1,947)
General and administrative expenses	-	(9,725)	(9,725)
Other income	-	1,332	1,332
Equity in earnings of unconsolidated joint ventures	894	-	894
Interest expense (c)	(47,874)	(10,892)	(58,766)
Adjustment for noncontrolling interest - real estate partnerships	11,369	-	11,369
Income from discontinued operations	(461)	-	(461)
Gain on sale of real estate from discontinued operations	22,588	-	22,588
Impairment loss on real estate	(2,542)	-	(2,542)
Dividends on preferred stock	-	(4,800)	(4,800)
Net income (loss) attributable to common stockholders	28,570	(24,096)	4,474

Depreciation and amortization	91,224	-	91,224
Depreciation and amortization - discontinued operations	2,365	-	2,365
Depreciation and amortization - noncontrolling interest - real estate partnerships	(20,644)	-	(20,644)
Adjustment for depreciation and amortization - unconsolidated joint ventures	750	-	750
Gain on sale of real estate	(22,588)	-	(22,588)
Funds from operations attributable to common stock holders	$79,677	$(24,096)	$55,581

Total assets	$1,671,459	$16,396	$1,687,855

Office and parking properties	$1,455,239	$-	$1,455,239

Investment in unconsolidated joint ventures	$11,057	$-	$11,057

Capital expenditures (d)	$40,654	$-	$40,654

(a) Included in income from office and parking properties are rental revenues, customer reimbursements, parking income and other income.

(b) Included in property operating expenses are real estate taxes, insurance, contract services, repairs and maintenance and other property operating expenses.

(c)      Interest expense for office properties represents interest expense on property secured mortgage debt.  It does not include interest expense on the Company’s credit facility, which is included in “Unallocated and Other”.

(d) Capital expenditures include building improvements, tenant improvements and deferred leasing costs.

Note O - Selected Quarterly Financial Data (Unaudited):

Summarized quarterly financial data for the years ended December 31, 2010 and 2009 are as follows (in thousands, except per share data):
	2010
	First	Second	Third	Fourth

Revenues (other than gains)	$69,321	$62,472	$62,152	$62,318
Expenses	(56,325)	(53,557)	(53,133)	(62,573)
Operating income (loss)	12,996	8,915	9,019	(255)
Interest and other income	385	365	355	382
Interest expense	(13,695)	(13,687)	(13,669)	(13,596)
Equity in earnings of unconsolidated joint ventures	105	87	61	73
Gain on involuntary conversion	-	-	40	-
Loss from continuing operations	(209)	(4,320)	(4,194)	(13,396)
Income from discontinued operations	165	23	6	-
Gain on sale of real estate from discontinued operations	-	8,518	-	-
Net income (loss)	(44)	4,221	(4,188)	(13,396)
Noncontrolling interest - real estate partnerships	2,587	2,638	2,356	3,208
Net income (loss) attributable to Parkway Properties, Inc.	2,543	6,859	(1,832)	(10,188)
Dividends on preferred stock	(1,200)	(1,200)	(1,737)	(2,188)
Net income (loss) attributable to common stockholders	$1,343	$5,659	$(3,569)	$(12,376)

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations attributable to
Parkway Properties, Inc.	$0.05	$(0.14)	$(0.17)	$(0.58)
Discontinued operations	0.01	0.40	-	-
Basic net income (loss) attributable to Parkway Properties, Inc.	$0.06	$0.26	$(0.17)	$(0.58)
Diluted:
Income (loss) from continuing operations attributable to
Parkway Properties, Inc.	$0.05	$(0.14)	$(0.17)	$(0.58)
Discontinued operations	0.01	0.40	-	-
Diluted net income (loss) attributable to Parkway Properties, Inc.	$0.06	$0.26	$(0.17)	$(0.58)
Dividends per common Share	$0.075	$0.075	$0.075	$0.075
Weighted average shares outstanding:
Basic	21,390	21,410	21,438	21,443
Diluted	21,509	21,515	21,438	21,443

	2009
	First	Second	Third	Fourth
Revenues (other than gains)	$67,340	$66,399	$65,957	$65,125
Expenses	(59,006)	(54,679)	(56,772)	(56,419)
Operating income	8,334	11,720	9,185	8,706
Interest and other income	302	309	672	326
Interest expense	(13,890)	(13,888)	(13,672)	(13,594)
Equity in earnings (loss) of unconsolidated joint ventures	200	227	48	(30)
Gain (loss) on sale of real estate	(70)	540	-	-
Gain on involuntary conversion	463	279	-	81
Other-than-temporary impairment loss on investment in
unconsolidated joint ventures	-	-	-	(8,817)
Loss from continuing operations	(4,661)	(813)	(3,767)	(13,328)
Income from discontinued operations	108	96	105	95
Gain on sale of real estate from discontinued operations	-	-	-	-
Net loss	(4,553)	(717)	(3,662)	(13,233)
Noncontrolling interest - real estate partnerships	3,764	1,637	2,107	3,054
Net income (loss) attributable Parkway Properties, Inc.	(789)	920	(1,555)	(10,179)
Dividends on preferred stock	(1,200)	(1,200)	(1,200)	(1,200)
Net loss attributable to common stockholders	$(1,989)	$(280)	$(2,755)	$(11,379)

Net loss per common share:
Basic:
Loss from continuing operations attributable to
Parkway Properties, Inc.	$(0.14)	$(0.02)	$(0.13)	$(0.53)
Discontinued operations	0.01	0.01	-	-
Basic net loss attributable to Parkway Properties, Inc.	$(0.13)	$(0.01)	$(0.13)	$(0.53)
Diluted:
Loss from continuing operations attributable to
Parkway Properties, Inc.	$(0.14)	$(0.02)	$(0.13)	$(0.53)
Discontinued operations	0.01	0.01	-	-
Diluted net loss attributable to Parkway Properties, Inc.	$(0.13)	$(0.01)	$(0.13)	$(0.53)
Dividends per common share	$0.325	$0.325	$0.325	$0.325
Weighted average shares outstanding:
Basic	15,043	19,457	21,313	21,315
Diluted	15,043	19,457	21,313	21,315

SCHEDULE II – VALUATIONS AND QUALIFYING ACCOUNTS
(In thousands)

	Balance	Additions	Deductions	Balance
	Beginning	Charged to	Written Off as	End
Description	of Year	Cost & Expenses	Uncollectible	of Year

Allowance for Doubtful Accounts:
Year Ended:
December 31, 2010	$2,951	$1,223	$(1,364)	$2,810
December 31, 2009	1,122	2,957	(1,128)	2,951
December 31, 2008	1,004	1,871	(1,753)	1,122

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2010 (In thousands)

		Initial Cost to the Company		Subsequent
			Building and	Capitalized	Total
Description	Encumbrances	Land	Improvements	Costs	Real Estate
Office and Parking Properties:
Arizona
Desert Ridge Corporate Center	$49,200	$-	$60,642	$5,078	$65,720
Squaw Peak Corporate Center	-	5,800	35,144	5,568	46,512
Mesa Corporate Center	-	3,353	15,243	1,212	19,808
Florida
Hillsboro Center V	9,943	1,325	12,249	3,176	16,750
Hillsboro Center I-IV	6,779	1,129	7,734	1,873	10,736
Bellsouth Building	8,027	3,477	7,826	1,674	12,977
Centurion Centre	6,373	2,951	6,013	1,147	10,111
Stein Mart Building	11,935	1,653	16,636	4,401	22,690
Riverplace South	-	2,316	5,412	2,451	10,179
Maitland 100	8,798	2,667	10,162	2,333	15,162
555 Winderley Place	8,320	2,100	9,459	1,463	13,022
Gateway Center	33,000	14,281	35,035	3,666	52,982
Citrus Center	22,820	4,000	26,712	7,833	38,545
Georgia
100 Ashford Center	15,087	6,258	15,599	2,839	24,696
Peachtree Ridge	15,177	2,203	19,534	2,286	24,023
Overlook II	31,500	5,393	33,851	2,892	42,136
Falls Pointe	-	1,512	3,092	1,128	5,732
Lakewood II	-	1,195	642	197	2,034
Waterstone	-	859	7,207	2,045	10,111
Meridian	-	994	9,547	3,251	13,792
Peachtree Dunwoody Pavilion	28,473	9,373	24,579	5,847	39,799
Capital City Plaza	34,617	3,625	57,218	5,253	66,096
Illinois
Chatham Centre	17,100	3,358	20,064	4,519	27,941
US Cellular Plaza	58,564	10,010	66,389	16,478	92,877
233 North Michigan	86,711	18,181	133,552	25,484	177,217
111 East Wacker	148,500	23,285	123,804	55,957	203,046
Mississippi
One Jackson Place	-	1,799	19,730	5,567	27,096
City Centre	-	1,707	19,935	10,446	32,088
111 Capitol Building	-	915	10,830	4,243	15,988
The Pinnacle at Jackson Place	29,501	1,275	36,994	7,558	45,827
Parking at Jackson Place	-	-	4,129	3,763	7,892
North Carolina
Carmel Crossing	-	4,541	13,698	2,902	21,141
South Carolina
Tower at 1301 Gervais	-	237	10,124	10,316	20,677
Atrium at Stoneridge	-	506	5,041	1,909	7,456
Tennessee
Renaissance Center	16,000	4,255	29,727	2,424	36,406
Forum II & III	-	2,634	13,886	3,113	19,633
Morgan Keegan Tower	12,578	-	36,549	4,281	40,830
Falls Building	-	-	7,628	3,067	10,695
Moore Building	-	190	22,718	88	22,996
Toyota Garage	-	727	7,939	253	8,919
Forum I	10,194	4,737	12,485	2,382	19,604
Bank of America Plaza	16,939	1,464	28,712	10,592	40,768
Texas
1401 Enclave	28,000	5,160	36,015	3,079	44,254
400 North Belt	-	419	10,022	3,787	14,228
Woodbranch	-	303	3,805	2,507	6,615
Sugar Grove	-	364	7,515	3,635	11,514
Honeywell	-	856	15,235	3,541	19,632
Schlumberger	-	1,013	11,102	4,128	16,243
One Commerce Green	18,982	489	37,307	5,218	43,014
Comerica Bank Building	13,558	1,921	21,222	2,668	25,811

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION - (Continued) DECEMBER 31, 2010 (In thousands)

		Initial Cost to the Company		Subsequent
			Building and	Capitalized	Total
Description	Encumbrances	Land	Improvements	Costs	Real Estate
Office and Parking Properties:
Texas (con’t)
550 Greens Parkway	-	1,006	8,061	416	9,483
5300 Memorial Building	11,635	682	11,744	2,667	15,093
Town and Country	6,608	436	8,205	3,143	11,784
Wells Fargo	8,616	2,600	8,264	2,974	13,838
Virginia
Greenbrier Towers I & II	-	1,157	14,857	5,677	21,691
Glen Forest	-	483	5,189	2,346	8,018
Moorefield II	-	469	4,752	1,286	6,507
Moorefield III	-	490	5,135	1,629	7,254
Boulders Center	-	1,265	11,825	4,346	17,436
Winchester Building	-	956	10,852	3,016	14,824
Moorefield I	-	260	3,698	1,403	5,361
	773,535	176,614	1,278,275	300,421	1,755,310
Real Estate Development:
Mississippi
Land Held for Development	-	609	-	-	609
Total Real Estate Owned	$773,535	$177,223	$1,278,275	$300,421	$1,755,919

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued) DECEMBER 31, 2010 (In thousands)

	Gross Amount at Which
	Carried at Close of Period
		Bldg. and		Accum.	Net Book Value	Year	Year	Depreciable
Description	Land	Imprv.	Total	Depr.	of Real Estate	Acquired	Constructed	Lives (Yrs.)
Office and Parking Properties:
Arizona
Desert Ridge Corporate Center	$-	$65,720	$65,720	$6,910	$58,810	2008	2006/2007	(3)
Squaw Peak Corporate Center	5,800	40,712	46,512	8,553	37,959	2004	1999/2000	(3)
Mesa Corporate Center	3,353	16,455	19,808	2,554	17,254	2005	2000	(3)
Florida
Hillsboro Center V	1,325	15,425	16,750	5,643	11,107	1998	1985	(3)
Hillsboro Center I-IV	1,129	9,607	10,736	3,320	7,416	1998	1985	(3)
Bellsouth Building	3,477	9,500	12,977	2,377	10,600	2006	1996	(3)
Centurion Centre	2,951	7,160	10,111	1,629	8,482	2006	1993	(3)
Stein Mart Building	1,653	21,037	22,690	4,806	17,884	2005	1985	(3)
Riverplace South	2,316	7,863	10,179	2,245	7,934	2005	1981	(3)
Maitland 100	2,667	12,495	15,162	2,768	12,394	2005	1981	(3)
555 Winderley Place	2,100	10,922	13,022	1,920	11,102	2005	1985	(3)
Gateway Center	14,281	38,701	52,982	3,813	49,169	2008	1989	(3)
Citrus Center	4,000	34,545	38,545	8,303	30,242	2003	1971	(3)
Georgia
100 Ashford Center	6,258	18,438	24,696	2,679	22,017	2006	1987	(3)
Peachtree Ridge	2,203	21,820	24,023	3,013	21,010	2006	1986	(3)
Overlook II	5,393	36,743	42,136	4,945	37,191	2006	1985	(3)
Falls Pointe	1,512	4,220	5,732	46	5,686	2010	1990	(3)
Lakewood II	1,195	839	2,034	11	2,023	2010	1986	(3)
Waterstone	859	9,252	10,111	4,063	6,048	1995	1987	(3)
Meridian	994	12,798	13,792	4,875	8,917	1997	1985	(3)
Peachtree Dunwoody Pavilion	9,373	30,426	39,799	8,427	31,372	2003	1976/1980	(3)
Capital City Plaza	3,625	62,471	66,096	11,331	54,765	2004	1989	(3)
Illinois
Chatham Centre	3,358	24,583	27,941	4,826	23,115	2006	1989	(3)
US Cellular Plaza	10,010	82,867	92,877	12,391	80,486	2008	(2)1980/1982/2006	(3)
233 North Michigan	18,181	159,036	177,217	37,362	139,855	2005	1972	(3)
111 East Wacker	23,285	179,761	203,046	38,760	164,286	2006	1970	(3)
Mississippi
One Jackson Place	1,799	25,297	27,096	12,630	14,466	1986	1986	(3)
City Centre	1,707	30,381	32,088	13,212	18,876	1995	(2)1987/2005	(3)
111 Capitol Building	915	15,073	15,988	5,042	10,946	1998	1983	(3)
The Pinnacle at Jackson Place	1,275	44,552	45,827	3,456	42,371	2008	2008	(3)
Parking at Jackson Place	-	7,892	7,892	842	7,050	2007	1980	(3)
North Carolina
Carmel Crossing	4,541	16,600	21,141	112	21,029	2010	1990/1997/1998	(3)
South Carolina
Tower at 1301 Gervais	237	20,440	20,677	3,167	17,510	1997	1973	(3)
Atrium at Stoneridge	506	6,950	7,456	1,178	6,278	1998	1986	(3)
Tennessee
Renaissance Center	4,255	32,151	36,406	4,284	32,122	2006	2000	(3)
Forum II & III	2,634	16,999	19,633	6,576	13,057	1997	1985	(3)
Morgan Keegan Tower	-	40,830	40,830	14,172	26,658	1997	1985	(3)
Falls Building	-	10,695	10,695	3,620	7,075	1998	(2)1982/1984/1990	(3)
Moore Building	190	22,806	22,996	6,223	16,773	2000	2000	(3)
Toyota Garage	727	8,192	8,919	2,277	6,642	2000	2000	(3)
Forum I	4,737	14,867	19,604	3,102	16,502	2005	1982	(3)
Bank of America Plaza	1,464	39,304	40,768	11,036	29,732	2001	1977	(3)
Texas
1401 Enclave	5,160	39,094	44,254	4,671	39,583	2007	1999	(3)
400 North Belt	419	13,809	14,228	3,988	10,240	1996	1982	(3)
Woodbranch	303	6,312	6,615	2,632	3,983	1996	1982	(3)
Sugar Grove	364	11,150	11,514	4,447	7,067	1997	1982	(3)
Honeywell	856	18,776	19,632	6,294	13,338	1997	1983	(3)
Schlumberger	1,013	15,230	16,243	6,636	9,607	1998	1983	(3)
One Commerce Green	489	42,525	43,014	14,965	28,049	1998	1983	(3)
Comerica Bank Building	1,921	23,890	25,811	8,363	17,448	1998	1983	(3)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued) DECEMBER 31, 2010 (In thousands)
	Gross Amount at Which
	Carried at Close of Period
		Bldg. and		Accum.	Net Book Value	Year	Year	Depreciable
Description	Land	Imprv.	Total	Depr.	Of Real Estate	Acquired	Constructed	Lives (Yrs.)
Office and Parking Properties:
Texas (con’t)
550 Greens Parkway	1,006	8,477	9,483	2,159	7,324	2001	1999	(3)
5300 Memorial Building	682	14,411	15,093	3,946	11,147	2002	1982	(3)
Town and Country	436	11,348	11,784	2,825	8,959	2002	1982	(3)
Wells Fargo	2,600	11,238	13,838	2,478	11,360	2003	1978	(3)
Virginia
Greenbrier Towers I & II	1,157	20,534	21,691	7,538	14,153	1997	1985/1987	(3)
Glen Forest	483	7,535	8,018	841	7,177	1998	1985	(3)
Moorefield II	469	6,038	6,507	1,960	4,547	1998	1985	(3)
Moorefield III	490	6,764	7,254	2,309	4,945	1998	1985	(3)
Boulders Center	1,265	16,171	17,436	5,108	12,328	1998	1986	(3)
Winchester Building	956	13,868	14,824	4,879	9,945	1998	1987	(3)
Moorefield I	260	5,101	5,361	1,614	3,747	1999	1984	(3)
	176,614	1,578,696	1,755,310	366,152	1,389,158
Real Estate Development:
Mississippi
Land Held for Development	609	-	609	-	609
Total Real Estate Owned	$177,223	$1,578,696	$1,755,919	$366,152	$1,389,767

(1) The aggregate cost for federal income tax purposes was approximately $1.9 billion.
(2) The dates of major renovations.
(3) Depreciation of buildings and improvements is calculated over lives ranging from the life of the lease to 40 years.

NOTE TO SCHEDULE III
At December 31, 2010, 2009 and 2008
(In thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

	December 31
	2010	2009	2008
Real Estate:
Office and Parking Properties:
Balance at beginning of year	$1,738,649	$1,738,158	$1,566,393
Additions:
Acquisitions and improvements	64,968	27,370	241,851
Office property development	-	1,498	29,686
Cost of real estate sold or disposed	(47,698)	(28,377)	(99,772)
Balance at close of year	$1,755,919	$1,738,649	$1,738,158

Accumulated Depreciation:
Balance at beginning of year	$336,759	$282,919	$251,791
Depreciation expense	67,553	67,077	65,213
Depreciation expense - discontinued operations	94	475	2,058
Real estate sold or disposed	(38,254)	(13,712)	(36,143)
Balance at close of year	$366,152	$336,759	$282,919

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2010
(In thousands)
							Principal
							Amount of
		Final	Periodic		Face	Carrying	Loan Subject to
	Interest	Maturity	Payment	Prior	Amount of	Amount of	Delinquent Principal
Description	Rate	Date	Term	Liens	Mortgage	Mortgage (4)	and Interest
2100 Ross Avenue (1)	6.065%	May 2012	Interest only (2)	None	$10,000	$8,836	$-
One Park Ten	7.250%	June 2012	Interest only (3)	None	1,500	1,500	-

(1) This is a B participation piece of first mortgage secured by an 844,000 square foot office building in Dallas, Texas.
(2) The note requires interest only payments until maturity, at which time a principal payment of $10.0 million will be due.
(3) The note requires interest only payments until maturity, at which time a principal payment of $1.5 million will be due.
(4) The cost for federal tax purposes is $8.4 million.

NOTE TO SCHEDULE IV At December 31, 2010, 2009 and 2008 (In thousands)

	December 31
	2010	2009	2008
Balance at beginning of year	$8,126	$7,519	$7,001
Additions:
New Mortgage Loan	1,500	-	-
Amortization of discount	710	607	518
Balance at end of year	$10,336	$8,126	$7,519

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

       None.

Item 9A.  Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Parkway’s disclosure controls and procedures at December 31, 2010.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that Parkway’s disclosure controls and procedures were effective at December 31, 2010.  There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2010 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2010.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on our assessment we have concluded that, at December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.  Our independent registered public accounting firm, KPMG LLP, has provided an audit report on the Company’s internal control over financial reporting at December 31, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS
PARKWAY PROPERTIES, INC.:

We have audited Parkway Properties, Inc.’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Parkway Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Parkway Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Parkway Properties, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 4, 2011, expressed an unqualified opinion on those consolidated financial statements.

                                                   /s/ KPMG LLP

Jackson, Mississippi
March 4, 2011

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information regarding directors is incorporated herein by reference from the section entitled "Proposal One: Election of Director  − Nominees" in the Company's definitive Proxy Statement (“2011 Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the Company's Annual Meeting of Stockholders to be held on May 12, 2011.  The 2011 Proxy Statement will be filed within 120 days after the end of the Company's fiscal year ended December 31, 2010.

The information regarding executive officers is incorporated herein by reference from the section entitled "Proposal 1: Election of Directors − Executive Officers" in the Company's 2011 Proxy Statement.

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the section entitled "Proposal 1: Election of Directors − Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2011 Proxy Statement.

Information regarding the Company's code of business conduct and ethics found in the subsection captioned "Available Information" in Item 1 of Part I hereof is also incorporated herein by reference into this Item 10.

The information regarding the Company's audit committee, its members and the audit committee financial experts is incorporated by reference herein from the second paragraph in the section entitled "Proposal 1: Election of Directors − Board Committees and Meetings; Director Education" in the Company's 2011 Proxy Statement.

Item 11.  Executive Compensation.

The information included under the following captions in the Company's 2011 Proxy Statement is incorporated herein by reference: "Proposal 1: Election of Directors − Compensation Discussion and Analysis, − Summary Compensation Table, − 2010 Grants of Plan-Based Awards, − Outstanding Equity Awards at 2010 Fiscal Year-End, − 2010 Option Exercises and Stock Vested, − Potential Payments upon Change in Control, − Compensation of Directors and − Compensation Committee Interlocks."  The information included under the heading "Proposal 1: Election of Directors − Compensation Committee Report" in the Company's 2011 Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the sections entitled "Security Ownership of Certain Beneficial Owners," "Proposal 1: Election of Directors − Security Ownership of Management and Directors" in the Company's 2011 Proxy Statement.

Equity Compensation Plans

The following table sets forth the securities authorized for issuance under Parkway's equity compensation plans at December 31, 2010:
(c)
Number of securities
remaining available for
	(a)	(b)	future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a))
Equity compensation plans
approved by security
holders	55,101	$25.64	235,861

Equity compensation plans
not approved by security
holders	-	-	-

Total	55,101	$25.64	235,861

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information regarding transactions with related persons and director independence is incorporated herein by reference from the sections entitled “Independence” and “Certain Transactions and Relationships” in the Company's 2011 Proxy Statement.

Item 14.  Principal Accountant Fees and Services.

The information regarding principal auditor fees and services is incorporated herein by reference from the section entitled “Proposal 2: Ratification of Independent Accountants” in the Company's 2011 Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)      1          Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2010 and 2009
Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Changes in Equity for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements
2	Consolidated Financial Statement Schedules
                      Schedule II – Valuations and Qualifying Accounts
Schedule III – Real Estate and Accumulated Depreciation
Note to Schedule III
Schedule IV – Mortgage Loans on Real Estate
Note to Schedule IV

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3	Form 10-K Exhibits required by Item 601 of Regulation S-K:

Exhibit
No.	Description
3.1	Articles of Incorporation, as amended, of the Company (incorporated by reference to Exhibit B to the Company's proxy material for its July 18, 1996 Annual Meeting).
3.2	Bylaws of the Company, as amended through August 5, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 6, 2010).
3.3	Articles Supplementary creating the Company’s 8.00% Series D Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4 to the Company’s Form 8-A filed May 29, 2003).
3.4
Articles Supplementary reclassifying and designating an additional 1,974,896 shares of common stock as 8.00% Series D Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3 to the Company’s Form 8-K filed August 12, 2010).

10	Material Contracts (*Denotes management contract or compensatory plan or arrangement):
10.1	Amended and Restated Agreement of Limited Partnership of Parkway Properties LP (incorporated by reference to Exhibit 99(a) to the Company's Form 8-K filed July 15, 1998).
10.2
Amendment to Exhibit A dated August 9, 2010 of the Amended and Restated Agreement of Limited Partnership of Parkway Properties LP (incorporated by reference to Exhibit 10 to the Company’s Form 8-K filed August 12, 2010).

10.3
Limited Partnership Agreement of Parkway Properties Office Fund, L.P. by and among PKY Fund, LLC, Parkway Properties L.P. and PERS Holding Company Limited, L.L.C. (incorporated by reference to Exhibit 10 to the Company's Form 8-K filed July 7, 2005).

10.4
First Amendment to Limited Partnership Agreement of Parkway Properties Office Fund, L. P. by and among, PKY Fund, LLC, Parkway Properties LP and PERS Holding Company Limited, L.L.C. (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 2007).

10.5
Second Amendment to Limited Partnership Agreement of Parkway Properties Office Fund, L. P. by and among, PKY Fund, LLC, Parkway Properties LP and PERS Holding Company Limited, L.L.C. (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 2007).

10.6
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

10.12	Promissory Note by 111 East Wacker LLC to Wachovia Bank, National Association (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed July 14, 2006).
10.13
Credit Agreement by and among Parkway Properties LP, a Delaware limited partnership; Parkway Properties, Inc., a Maryland corporation; Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners; Wells Fargo Bank, N.A., as Administration Agent; JPMorgan Chase Bank, N.A., as Syndication Agent; PNC Bank, N.A., Bank of America, N.A., and U.S. Bank, N.A., as Documentation Agents; and the Lenders dated January 31, 2011 (incorporated by reference to Exhibit 10 to the Company’s Form 8-K filed January 31, 2011).

10.14*	Parkway Properties, Inc. 1994 Stock Option and Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s proxy material for its June 3, 1999 Annual Meeting).
10.15*	Parkway Properties, Inc. 2001 Non-employee Directors Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K for the year ended December 31, 2006).
10.16*	Parkway Properties, Inc. 2003 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2006).
10.17*	Parkway Properties, Inc. Amended and Restated 2010 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 18, 2010)
10.18*	Parkway Properties, Inc. 2006 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 24, 2006).
10.19*	Adoption Agreement for the Executive Nonqualifed Excess Plan (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2006).
10.20*
Appendix to Adoption Agreement for Parkway Properties, Inc Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2006).

10.21*	Form of Incentive Restricted Share Agreement for Time-Based Awards (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed June 29, 2006).
10.22*	Form of Incentive Restricted Share Agreement for 2009 Long-Term Equity Compensation Program (incorporated by reference to Exhibit 10 to the Company’s Form 8-K filed February 4, 2009).

10.23*	Form of Restricted Share Agreement for FOCUS Plan Time-Based Awards (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 15, 2010).
10.24*	Form of Restricted Share Agreement for FOCUS Plan Performance-Based Awards (Absolute Return Goal) (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 15, 2010).
10.25*	Form of Restricted Share Agreement for FOCUS Plan Performance-Based Awards (Relative Return Goal) (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on July 15, 2010).
10.26*	Parkway Properties, Inc. FOCUS Plan Long-Term Cash Incentive (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on July 15, 2010).
10.27*	Parkway Properties, Inc. FOCUS Plan Long-Term Cash Incentive Participation Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on July 15, 2010)
10.28*
Performance measures for the Company's 2011 non-equity incentive awards for executive officers of the Company (a written description thereof is set forth in Item 5.02 of the Company’s Form 8-K filed February 16, 2011).

10.29*
Form of Change in Control Agreement with each of the Company’s Executive Officers (the Change in Control Agreements are identical in substance for each of the Named Executive Officers, and provide for a multiple of “2.99” in calculating the severance payment under each officer's Agreement) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 14, 2008).

10.30
Equity Distribution Agreement, dated as of December 23, 2009, among the Company, Parkway Properties LP and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed December 28, 2009).

10.31
Equity Distribution Agreement, dated as of December 23, 2009, among the Company, Parkway Properties LP and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 1.2 to the Company’s Form 8-K filed December 28, 2009).

10.32
Equity Distribution Agreement, dated as of December 23, 2009, among the Company, Parkway Properties LP and J.P. Morgan Securities Inc (incorporated by reference to Exhibit 1.3 to the Company’s Form 8-K filed December 28, 2009).

10.33
Equity Distribution Agreement, dated as of December 23, 2009, among the Company, Parkway Properties LP and Morgan Keegan & Company, Inc (incorporated by reference to Exhibit 1.4 to the Company’s Form 8-K filed December 28, 2009).

21	Subsidiaries of the Company (filed herewith).
23.1	Consent of KPMG LLP (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKWAY PROPERTIES, INC.
Registrant

/s/ Steven G. Rogers
Steven G. Rogers
President, Chief Executive
Officer and Director
March 4, 2011

/s/ Richard G. Hickson IV
Richard G. Hickson IV
Executive Vice President and Chief Financial Officer
March 4, 2011

/s/ Mandy M. Pope
Mandy M. Pope
Executive Vice President and Chief Accounting Officer
March 4, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Charles T. Cannada	/s/ Steven G. Rogers
Charles T. Cannada, Director	Steven G. Rogers
March 4, 2011	President, Chief Executive Officer and Director
March 4, 2011

/s/ Laurie L. Dotter	/s/ Leland R. Speed
Laurie L. Dotter, Director	Leland R. Speed
March 4, 2011	Chairman of the Board and Director
March 4, 2011

/s/ Daniel P. Friedman	/s/ Troy A. Stovall
Daniel P. Friedman, Director	Troy A. Stovall, Director
March 4, 2011	March 4, 2011

/s/ Michael J. Lipsey	/s/ Lenore M. Sullivan
Michael J. Lipsey, Director	Lenore M. Sullivan, Director
March 4, 2011	March 4, 2011

/s/ Brenda J. Mixson
Brenda J. Mixson, Director
March 4, 2011