Form 10-Q
period 2011-03-31
PARKWAY PROPERTIES INC
filed 2011-05-09
CIK 729237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended March 31, 2011
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
Yes ☐ No ☑

21,962,564 shares of Common Stock, $.001 par value, were outstanding at April 30, 2011.

PARKWAY PROPERTIES, INC.

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED MARCH 31, 2011

		Page
Part I. Financial Information
Item 1.	Financial Statements

	Consolidated Balance Sheets, March 31, 2011 and December 31, 2010	3

	Consolidated Statements of Operations for the Three Months Ended
	March 31, 2011 and 2010	4

	Consolidated Statement of Changes in Equity for the Three Months Ended
	March 31, 2011	5

	Consolidated Statements of Cash Flows for the Three Months Ended
	March 31, 2011 and 2010	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

Part II. Other Information

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 6.	Exhibits	36

Signatures

Authorized Signatures		37

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
 (In thousands, except share and per share data)

	March 31	December 31
	2011	2010
	(Unaudited)
Assets
Real estate related investments:
Office and parking properties	$1,917,773	$1,755,310
Land held for development	609	609
Accumulated depreciation	(380,490)	(366,152)
	1,537,892	1,389,767

Land available for sale	750	750
Mortgage loans	10,533	10,336
Investment in unconsolidated joint ventures	1,767	2,892
	1,550,942	1,403,745

Rents receivable and other assets	138,100	129,638
Intangible assets, net	61,613	50,629
Cash and cash equivalents	74,160	19,670
	$1,824,815	$1,603,682

Liabilities
Notes payable to banks	$166,581	$110,839
Mortgage notes payable	876,617	773,535
Accounts payable and other liabilities	79,275	98,818
	1,122,473	983,192

Equity
Parkway Properties, Inc. stockholders’ equity:
8.00% Series D Preferred stock, $.001 par value,
4,374,896 shares authorized, issued and outstanding	102,787	102,787
Common stock, $.001 par value, 65,625,104 shares authorized, 21,962,564
and 21,923,610 shares issued and outstanding in 2011 and 2010, respectively	22	22
Common stock held in trust, at cost, 10,009 and 58,134 shares in 2011 and
2010, respectively	(271)	(1,896)
Additional paid-in capital	516,275	516,167
Accumulated other comprehensive loss	(1,914)	(3,003)
Accumulated deficit	(136,004)	(127,575)
Total Parkway Properties, Inc. stockholders’ equity	480,895	486,502
Noncontrolling interest - real estate partnerships	221,447	133,988
Total equity	702,342	620,490
	$1,824,815	$1,603,682

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31
	2011	2010
	(Unaudited)
Revenues
Income from office and parking properties	$67,180	$68,911
Management company income	338	410
Total revenues	67,518	69,321

Expenses
Property operating expenses	31,010	30,951
Depreciation and amortization	24,900	22,622
Management company expenses	877	744
General and administrative	1,807	2,008
Acquisition costs	2,349	-
Total expenses	60,943	56,325

Operating income	6,575	12,996

Other income and expenses
Interest and other income	324	385
Equity in earnings of unconsolidated joint ventures	35	105
Interest expense	(14,724)	(13,695)

Loss from continuing operations	(7,790)	(209)
Discontinued operations:
Income from discontinued operations	-	165
Net loss	(7,790)	(44)
Net loss attributable to noncontrolling interest – real estate partnerships	3,195	2,587

Net income (loss) for Parkway Properties, Inc.	(4,595)	2,543
Dividends on preferred stock	(2,187)	(1,200)
Net income (loss) attributable to common stockholders	$(6,782)	$1,343

Net income (loss) per common share attributable to Parkway Properties, Inc.:
Basic:
Income (loss) from continuing operations attributable to Parkway Properties, Inc.	$(0.32)	$0.05
Discontinued operations	-	0.01
Basic net income (loss) attributable to Parkway Properties, Inc.	$(0.32)	$0.06
Diluted:
Income (loss) from continuing operations attributable to Parkway Properties, Inc.	$(0.32)	$0.05
Discontinued operations	-	0.01
Diluted net income (loss) attributable to Parkway Properties, Inc.	$(0.32)	$0.06

Weighted average shares outstanding:
Basic	21,476	21,390
Diluted	21,476	21,509

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share and per share data)
(Unaudited)

	Parkway Properties, Inc. Stockholders
					Accumulated		Noncontrolling
			Common	Additional	Other		Interest –
	Preferred	Common	Stock Held	Paid-In	Comprehensive	Accumulated	Real Estate	Total
	Stock	Stock	in Trust	Capital	Loss	Deficit	Partnerships	Equity
Balance at December 31, 2010	$102,787	$22	$(1,896)	$516,167	$(3,003)	$(127,575)	$133,988	$620,490
Comprehensive loss
Net loss	-	-	-	-	-	(4,595)	(3,195)	(7,790)
Change in fair value of interest
rate swaps	-	-	-	-	1,089	-	-	1,089
Total comprehensive loss	-	-	-	-	-	-	-	(6,701)
Common dividends declared -
$0.075 per share	-	-	-	-	-	(1,647)	-	(1,647)
Preferred dividends declared -
$0.50 per share	-	-	-	-	-	(2,187)	-	(2,187)
Share-based compensation	-	-	-	407	-	-	-	407
16,688 and 11 shares withheld to
satisfy tax withholding obligation
in connection with the vesting
of restricted stock and deferred
incentive share units, respectively	-	-	-	(299)	-	-	-	(299)
Distribution of 48,125 shares of
common stock from deferred
compensation plan	-	-	1,625	-	-	-	-	1,625
Contribution of capital by
noncontrolling interest	-	-	-	-	-	-	96,285	96,285
Distribution of capital to
noncontrolling interest	-	-	-	-	-	-	(5,631)	(5,631)
Balance at March 31, 2011	$102,787	$22	$(271)	$516,275	$(1,914)	$(136,004)	$221,447	$702,342

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31
	2011	2010
	(Unaudited)
Operating activities
Net loss	$(7,790)	$(44)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	24,900	22,622
Depreciation and amortization – discontinued operations	-	120
Amortization of above (below) market leases	(300)	103
Amortization of loan costs	479	509
Amortization of mortgage loan discount	(197)	(169)
Share-based compensation expense	407	63
Operating distributions from unconsolidated joint ventures	465	-
Equity in earnings of unconsolidated joint ventures	(35)	(105)
Increase in deferred leasing costs	(3,579)	(1,058)
Changes in operating assets and liabilities:
Change in receivables and other assets	(1,362)	1,900
Change in accounts payable and other liabilities	(18,135)	(15,593)

Cash (used in) provided by operating activities	(5,147)	8,348

Investing activities
Distributions from unconsolidated joint ventures	135	-
Investment in real estate	(89,401)	-
Improvements to real estate	(5,915)	(5,142)

Cash used in investing activities	(95,181)	(5,142)

Financing activities
Principal payments on mortgage notes payable	(3,393)	(63,593)
Proceeds from long-term financing	19,250	35,000
Proceeds from bank borrowings	89,386	43,410
Payments on bank borrowings	(33,644)	(17,287)
Debt financing costs	(3,294)	(338)
Purchase of Company stock	(299)	(677)
Dividends paid on common stock	(1,655)	(1,611)
Dividends paid on preferred stock	(2,187)	(1,200)
Contributions from noncontrolling interest partners	96,285	-
Distributions to noncontrolling interest partners	(5,631)	-

Cash provided by (used in) financing activities	154,818	(6,296)

Change in cash and cash equivalents	54,490	(3,090)

Cash and cash equivalents at beginning of period	19,670	20,697

Cash and cash equivalents at end of period	$74,160	$17,607

See notes to consolidated financial statements.

Parkway Properties, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2011

Note A – Basis of Presentation

The consolidated financial statements include the accounts of Parkway Properties, Inc. (“Parkway” or “the Company”), its wholly-owned subsidiaries and joint ventures in which the Company has a controlling interest.  The other partners’ equity interests in the consolidated joint ventures are reflected as noncontrolling interests in the consolidated financial statements.  Parkway also consolidates subsidiaries where the entity is a variable interest entity (“VIE”) and Parkway is the primary beneficiary and has the power to direct the activities of the VIE and has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive the benefits from the VIE that could be potentially significant to the VIE.  At March 31, 2011 and December 31, 2010, Parkway did not have any VIEs that required consolidation.  All significant intercompany transactions and accounts have been eliminated in the accompanying financial statements.

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

The accompanying unaudited condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  All such adjustments are of a normal recurring nature.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.  The financial statements should be read in conjunction with the 2010 annual report and the notes thereto.

The balance sheet at December 31, 2010 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by United States GAAP for complete financial statements.

The Company has evaluated all subsequent events through the issuance date of the financial statements.

Note B – Net Income (Loss) Per Common Share

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

The computation of diluted EPS is as follows (in thousands, except per share data):

	Three Months Ended
	March 31
	2011	2010
Numerator:
Basic and diluted net income (loss)
attributable to common stockholders	$(6,782)	$1,343

Denominator:
Basic weighted average shares	21,476	21,390
Effect of employee stock options, deferred incentive
share units and restricted shares	-	119
Dilutive weighted average shares	21,476	21,509
Diluted net income (loss) per share attributable to Parkway Properties, Inc.	$(0.32)	$0.06

The computation of diluted EPS for the three months ended March 31, 2011 did not include the effect of employee stock options, deferred incentive share units and restricted shares because their inclusion would have been anti-dilutive.

Note C – Supplemental Cash Flow Information and Schedule of Non-Cash Investing and Financing Activity

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

	Three Months Ended
	March 31
	2011	2010
	(in thousands)
Supplemental cash flow information:
Cash paid for interest	$13,401	$13,125
Supplemental schedule of non-cash investing and financing activity:
Restricted shares and deferred incentive share units issued (forfeited)	726	(586)
Mortgage loan assumed in purchase	87,225	-

Note D – Acquisitions and Dispositions

On January 21, 2011, the Company and Parkway Properties Office Fund II, LP (“Fund II”) acquired the office and retail portion of 3344 Peachtree located in the Buckhead submarket of Atlanta for $167.3 million.  3344 Peachtree contains approximately 484,000 square feet of office and retail space and includes an adjacent eleven-story parking structure.  Fund II’s investment in the property totaled $160.0 million, with Parkway funding the remaining $7.3 million.  Due to Parkway’s additional investment, the Company’s effective ownership in the property is 33.03%.  An additional $2.6 million is expected to be spent for closing costs, building improvements, leasing costs and tenant improvements during the first two years of ownership.  Simultaneous with closing, Fund II assumed the $89.6 million existing non-recourse first mortgage loan, which matures on October 1, 2017, and carries a fixed interest rate of 4.8%.  In accordance with GAAP, the mortgage loan was recorded at $87.2 million to reflect the value of the instrument based on a market interest rate of 5.25% on the date of purchase. Parkway's equity contribution in the investment is $25.5 million and was initially funded through availability under the Company's credit facility.

On February 4, 2011, the Company purchased its partner’s 50% interest in the Wink-Parkway Partnership (“Wink JV”) for $250,000.  The Wink JV was established for the purpose of owning the Wink Building, a 32,000 square foot office property in New Orleans, Louisiana.  Upon completing the purchase of its partner’s interest, Parkway now owns 100% of the Wink Building.

On March 31, 2011, Fund II purchased 245 Riverside located in the central business district of Jacksonville, Florida for $18.5 million.  245 Riverside contains approximately 135,000 square feet of office space.

An additional $1.6 million is expected to be spent for closing costs, building improvements, leasing costs and tenant improvements during the first two years of ownership.  In connection with the purchase, Fund II placed a $9.3 million non-recourse first mortgage loan secured by the property with an initial thirty-six month interest only period and a maturity date of March 31, 2019.  The mortgage loan has a stated rate of LIBOR plus 200 basis points.  In connection with the mortgage loan, Fund II entered into an interest rate swap agreement that fixes the interest rate at 5.3% through September 30, 2018.  Parkway’s equity contribution of $2.8 million was funded through availability under the Company’s credit facility.  Parkway’s effective ownership interest in this asset is 30%.

The preliminary allocation of purchase price allocated to intangible assets and liabilities and weighted average amortization period (in years) for each class of asset or liability for 3344 Peachtree and 245 Riverside is as follows (in thousands, except weighted average life):

		Weighted Average Life
	Amount
Land	$14,190	N/A
Building	136,180	40
Tenant improvements	9,888	7
Lease commissions	9,836	7
Lease in place value	9,228	7
Above market leases	5,655	9
Below market leases	(1,914)	8
Liabilities assumed	(2,388)	7
Mortgage assumed	(87,225)	7

The unaudited pro forma effect on the Company’s results of operations for the purchase of 3344 Peachtree and 245 Riverside as if the purchase had occurred on January 1, 2010 is as follows (in thousands, except per share data):

	Three Months Ended
	March 31
	2011	2010
Revenues	$69,266	$74,397
Net income (loss) attributable to common stockholders	$(6,641)	$1,378
Basic net income (loss) attributable to common stockholders	$(0.31)	$0.06
Diluted net income (loss) attributable to common stockholders	$(0.31)	$0.06

For the three months ended March 31, 2011, revenue and net income attributable to common stockholders resulting from the acquisitions of 3344 Peachtree and 245 Riverside were $3.4 million and $126,000, respectively.

On April 8, 2011, Fund II purchased Corporate Center Four at International Plaza (“Corporate Center Four”) located in the Westshore submarket of Tampa, Florida for $45.0 million.  Corporate Center Four contains approximately 250,000 square feet of office space.  An additional $5.6 million is expected to be spent for closing costs, building improvements, leasing costs and tenant improvements during the first two years of ownership.  In connection with the purchase, Fund II placed a $22.5 million non-recourse first mortgage loan secured by the property with an initial thirty-six month interest only period and a maturity date of April 8, 2019.  The mortgage loan has a stated rate of LIBOR plus 200 basis points.  In connection with the mortgage loan, Fund II entered into an interest rate swap agreement that fixes the interest rate at 5.4% through October 8, 2018.  Parkway’s equity contribution of $6.8 million was funded through availability under the Company’s credit facility.  Parkway’s effective ownership interest in this asset is 30%.

Fund II is under contract to purchase four additional office properties for $316.5 million.  The four properties are located in Philadelphia, Atlanta, Orlando and Tampa.  Once these investments are completed, this will bring Fund II’s total investment to $559.0 million, which represents 75% of the fund’s $750.0 million investment capacity.  An additional $20.9 million is expected to be spent for closing costs, building improvements, leasing costs and tenant improvements during the first two years of ownership.  In connection with the Fund II investments still under contract, Parkway has received a commitment from an institutional investor to invest, simultaneous with closing, approximately $26.0 million in the Company’s existing Series D preferred stock.  The Company expects to complete these investments during the second quarter of 2011.

On April 10, 2011, the Company reached a definitive agreement with Eola Capital (“Eola”) in which Eola would contribute its Property Management Company (the “Management Company”) to Parkway.  Eola’s principals will contribute the Management Company to Parkway for initial consideration of $32.4 million in cash and Eola’s principals will have the opportunity to earn (i) up to 1.574 million units of limited partnership interest in Parkway’s operating partnership (“OP Units”) through an earn-out arrangement and (ii) up to 226,000 additional OP Units through an earn-up arrangement.  To the extent earned, all OP Units will be redeemable for shares of Parkway common stock on a one-for-one basis.  Earn-out and earn-up consideration will be contingent upon the achievement by the Management Company of targeted annual gross fee revenue and/or share price levels during an initial period for the balance of 2011 after closing and a second period for the full calendar year 2012.  Parkway will also have protections against fee income loss in the form of a provision requiring specific payments to Parkway in the event of certain terminations of existing management contracts and a non-compete agreement with regard to the existing management contracts of the Management Company.  The Management Company currently manages assets totaling approximately 11.2 million square feet and produced annual gross fee revenue of approximately $21.0 million during 2010.  Parkway has also received certain short-term options to purchase at a fixed price the Eola principals’ General Partner interest and/or a fee simple interest in three Class A office properties consisting of eight individual buildings totaling 1.5 million square feet located in Jacksonville, Florida; Orlando, Florida and the Washington, DC Metro area.  Additionally, Eola principals have agreed to cooperate with Parkway to obtain options for Parkway to acquire, at a price to be determined by negotiation with Eola’s limited partners, three additional Class A office properties located in Parkway’s core markets totaling 579,000 square feet.  Parkway believes these options provide a potential opportunity for further growth, but these options may not be exercised.  Parkway expects to fund the cash consideration for the Management Company contribution with operating cash flow, proceeds from the disposition of office properties and amounts available on the credit facilities.

On May 5, 2011, the Company classified 233 North Michigan in Chicago, Illinois as held for sale as a result of $17.0 million in earnest money related to the sale becoming non-refundable to the buyer.  233 North Michigan is under contract for a gross sales price of $162.2 million.  The Company plans to repay the $84.6 million first mortgage that is secured by the property upon closing.  Parkway expects to receive net cash proceeds from the sale after the repayment of the first mortgage of approximately $75.5 million, which will be used to reduce amounts outstanding under the Company’s credit facility.    The Company estimates that it will recognize a gain on the sale of real estate from discontinued operations of approximately $2.6 million in the second quarter of 2011.

Note E – Discontinued Operations

All prior period income from the following office property disposition is included in discontinued operations for the three months ended March 31, 2010 (in thousands).

Office Property	Location	Square Feet	Date of Sale	Net Sales Price	Net Book Value of Real Estate	Gain on Sale
One Park Ten	Houston, Texas	163	04/15/10	$14,924	$6,406	$8,518

The amount of revenue and expense for this office property reported in discontinued operations for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

	Three Months Ended
	March 31
	2011	2010
Income statement:
Revenues
Income from office and parking properties	$-	$858
	-	858

Expenses
Office and parking properties:
Operating expense	-	415
Interest expense	-	158
Depreciation and amortization	-	120
	-	693
Income from discontinued operations	$-	$165

Note F – Mortgage Loan

The Company owns the B participation piece (the “B piece”) of a first mortgage secured by an 844,000 square foot office building in Dallas, Texas known as 2100 Ross at an original cost of $6.9 million.  The B piece was originated by Wachovia Bank, N.A., a Wells Fargo Company, and has a face value of $10.0 million and a stated coupon rate of 6.065%. Upon maturity in May 2012, the Company will receive a principal payment of $10.0 million, which produces a yield to maturity of 15.6%.  The carrying amount of the mortgage loan was $9.0 million at March 31, 2011.

In connection with the sale of One Park Ten, the Company seller-financed a $1.5 million note receivable that bears interest at 7.25% per annum on an interest-only basis through maturity in June 2012.  The carrying amount of the mortgage loan was $1.5 million at March 31, 2011.

Note G – Investment in Unconsolidated Joint Ventures

In addition to the 64 office and parking properties included in the consolidated financial statements, the Company is also invested in two unconsolidated joint ventures with unrelated investors. These investments are accounted for using the equity method of accounting, as Parkway does not control any of these joint ventures.  Accordingly, the assets and liabilities of the joint ventures are not included on Parkway’s consolidated balance sheets at March 31, 2011 and December 31, 2010. Information relating to these unconsolidated joint ventures is detailed below (in thousands).

			Parkway’s
			Ownership	Square	Percentage
Joint Venture Entity	Property Name	Location	Interest	Feet	Leased
Parkway Joint Venture, LLC (“Jackson JV”)	UBS Building/River Oaks	Jackson, MS	20.0%	167	84.0%
RubiconPark II, LLC (“Maitland JV”) (1)	Maitland 200	Orlando, FL	20.0%	205	91.6%
				372	88.2%

(1)
As a result of the Company’s partner, Rubicon US REIT, filing for Chapter 11 bankruptcy, new partners were admitted into the Maitland JV.  The new partners are JP Morgan Chase, Kaufman Jacobs, LLC and Starwood Capital Group Global, LP.

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

Parkway provides management, construction and leasing services for all of the unconsolidated joint ventures and receives market based fees for these services.  The Company recognizes its share of fees earned from unconsolidated joint ventures in management company income.

At March 31, 2011 and December 31, 2010, the Company’s investment in unconsolidated joint ventures was $1.8 million or 0.1% of total assets and $2.9 million or 0.2% of total assets, respectively.

On February 4, 2011, the Company purchased its partner’s 50% interest in the Wink JV for $250,000.  The Wink JV was established for the purpose of owning the Wink Building, a 32,000 square foot office property in New Orleans, Louisiana.  Upon completing the purchase of its partner’s interest, Parkway now owns 100% of the Wink Building.

In most cases the Company’s share of debt related to its unconsolidated joint ventures is the same as its ownership percentage in the venture.  However, in the case of the Maitland JV, the Company’s share of debt is disproportionate to its ownership percentage.  The disproportionate debt structure was created to meet the Company’s partner’s financing criteria.  In the Maitland JV, the Company owns a 20% interest in the venture and assumed none of the debt.  The terms related to Parkway’s share of unconsolidated joint venture mortgage debt are summarized below for March 31, 2011 and December 31, 2010 (in thousands):

				Parkway’s	Monthly	Loan	Loan
	Type of	Interest		Share	Debt	Balance	Balance
Description	Debt Service	Rate	Maturity	of Debt	Service	3/31/11	12/31/10
Maitland JV	Amortizing	4.39%	06/01/11	0.00%	$-	$-	$-
Jackson JV	Amortizing	5.84%	07/01/15	20.00%	12	2,466	2,474
					$12	$2,466	$2,474
						5.84%	5.84%

Parkway's share of the scheduled principal payments on mortgage debt at March 31, 2011, for the unconsolidated joint ventures for each of the next five years through maturity are as follows (in thousands):

Schedule of Mortgage Maturities by Year:	Maitland JV	Jackson JV	Total
2011 (remaining 9 months)	$-	$26	$26
2012	-	37	37
2013	-	39	39
2014	-	41	41
2015	-	2,323	2,323
	$-	$2,466	$2,466

Note H - Capital and Financing Transactions

At March 31, 2011, the Company had a total of $166.6 million outstanding under its credit facilities (collectively, the “Company’s credit facility”) and was in compliance with all loan covenants under each credit facility.  The Company had a $100.0 million interest rate swap associated with the credit facility that expired on March 31, 2011, and locked LIBOR at 3.635%.  Excluding the impact of the interest rate swap, the interest rate on the new credit facility is based on LIBOR plus 275 to 350 basis points depending on the Company’s overall leverage with the current rate set at LIBOR plus 325 basis points.  Additionally, the Company pays fees on the unused portion of the credit facilities ranging between 40 and 50 basis points based upon usage of the aggregate commitment, with the current rate set at 40 basis points.

Mortgage notes payable at March 31, 2011 totaled $876.6 million with an average interest rate of 5.8% and were secured by office properties.

On January 31, 2011, the Company closed a new $190.0 million unsecured revolving credit facility and a new $10.0 million unsecured working capital revolving credit facility.  The new credit facilities have an initial term of three years and replaced the existing unsecured revolving credit facility, term loan and working capital facility that were scheduled to mature on April 27, 2011.  The Company had a $100.0 million interest rate swap associated with the credit facilities that expired March 31, 2011, and locked LIBOR at 3.635%.  Wells Fargo Securities and JP Morgan Securities LLC acted as Joint Lead Arrangers and Joint Book Runners on the unsecured revolving credit facility.  In addition, Wells Fargo Bank, N.A. acted as Administration Agent and JPMorgan Chase Bank, N.A. acted as Syndication Agent.  Other participating lenders include PNC Bank, N.A., Bank of America, N.A., US Bank, N.A., Trustmark National Bank, and BancorpSouth Bank.  The working capital revolving credit facility was provided solely by PNC Bank, N.A.

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

On February 18, 2011, Fund II obtained a $10.0 million mortgage loan secured by Carmel Crossing, a 326,000 square foot office complex in Charlotte, North Carolina.  The mortgage loan has a fixed rate of 5.5% and is interest only through maturity at March 10, 2020.  Parkway received $2.4 million in net proceeds from the loan, which represents its 30% equity investment in the property.  The proceeds were used to reduce amounts outstanding under the Company’s credit facility.

On March 31, 2011, Fund II obtained a $9.3 million mortgage loan secured by 245 Riverside, a 135,000 square foot office property in Jacksonville, Florida.  The mortgage has a stated rate of LIBOR plus 200 basis points, has an initial thirty-six month interest only period and a maturity of March 31, 2019.  In connection with this mortgage, Fund II entered into an interest rate swap that fixes the interest rate at 5.3% through September 30, 2018.

On April 8, 2011, Fund II obtained a $22.5 million mortgage loan secured by Corporate Center Four, a 250,000 square foot office property in Tampa, Florida.  The mortgage has a stated rate of LIBOR plus 200 basis points, an initial thirty-six month interest only period and a maturity of April 8, 2019.  In connection with this mortgage, Fund II entered into an interest rate swap that fixes the interest rate at 5.4% through October 8, 2018.

Note I - Noncontrolling Interest - Real Estate Partnerships

The Company has an interest in two joint ventures that are included in its consolidated financial statements. Information relating to these consolidated joint ventures is detailed below.

		Parkway’s	Square Feet
Joint Venture Entity and Property Name	Location	Ownership %	(In thousands)
Parkway Properties Office Fund, LP
Desert Ridge Corporate Center	Phoenix, AZ	26.50%	293
Maitland 100	Orlando, FL	25.00%	128
555 Winderley	Orlando, FL	25.00%	102
Gateway Center	Orlando, FL	25.00%	229
BellSouth Building	Jacksonville, FL	25.00%	92
Centurion Centre	Jacksonville, FL	25.00%	88
100 Ashford Center	Atlanta, GA	25.00%	160
Peachtree Ridge	Atlanta, GA	25.00%	161
Overlook II	Atlanta, GA	25.00%	260
U.S. Cellular Plaza	Chicago, IL	40.00%	608
Chatham Centre	Schaumburg, IL	25.00%	206
Renaissance Center	Memphis, TN	25.00%	190
1401 Enclave Parkway	Houston, TX	25.00%	209
Total Parkway Properties Office Fund, LP			2,726

Parkway Properties Office Fund II, LP (1)
Falls Pointe	Atlanta, GA	30.00%	107
Lakewood II	Atlanta, GA	30.00%	128
Carmel Crossing	Charlotte, NC	30.00%	326
3344 Peachtree	Atlanta, GA	33.03%	483
245 Riverside	Jacksonville, FL	30.00%	135
Total Parkway Properties Office Fund II, LP			1,179

Total Consolidated Joint Ventures			3,905

(1)
On April 8, 2011, Fund II purchased Corporate Center Four located in the Westshore submarket of Tampa, Florida.  Corporate Center Four contains approximately 250,000 square feet of office space.  Upon the completion of the purchase of Corporate Center Four, the Company had a total of approximately 4.2 million square feet of joint ventures included in its consolidated financial statements of which, Fund II had approximately 1.4 million square feet.

Parkway serves as the general partner of Parkway Properties Office Fund, LP (“Fund I”) and provides asset management, property management, leasing and construction management services to the fund, for which it is paid market-based fees.  Cash distributions from the fund are made to each joint venture partner based on their percentage of ownership in the fund.  Because Parkway is the sole general partner and has the authority to make major decisions on behalf of the fund, Parkway is considered to have a controlling interest.  Accordingly, Parkway is required to consolidate the fund in its consolidated financial statements. At February 15, 2008, Ohio PERS Fund I was fully invested.

In 2008, Parkway formed Fund II, a $750.0 million discretionary fund with the Teacher Retirement System of Texas (“TRST”), for the purpose of acquiring high-quality multi-tenant office properties.  TRST is a 70% investor, and Parkway is a 30% investor in the fund, which, when fully funded, will be capitalized with approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt.  Parkway’s share of the equity contribution for the fund will be $112.5 million and will be funded with operating cash flow, proceeds from asset sales, issuance of equity securities and/or advances on the credit facility as needed on a temporary basis.  Fund II targets acquisitions in the core markets of Houston, Austin, San Antonio, Chicago, Atlanta, Phoenix, Charlotte, Memphis, Nashville, Jacksonville, Orlando, Tampa/St. Petersburg, and Ft. Lauderdale, as well as other growth markets to be determined at Parkway’s discretion.

Parkway serves as the general partner of Fund II and provides asset management, property management, and leasing and construction management services to the fund for which it is paid market-based fees.  Parkway exclusively represents the fund in making acquisitions within the target markets and within certain predefined criteria.  Parkway may continue to make fee-simple acquisitions in markets outside of the target markets, acquire properties within the target markets that do not meet the fund’s specific criteria or sell any currently owned properties.

At March 31, 2011, Fund II included investments in five office properties totaling $216.5 million.  In April 2011, Fund II purchased an investment in an office property totaling $45.0 million.  Fund II is under contract to purchase four additional office properties for $316.5 million.  The four properties are located in Philadelphia, Atlanta, Orlando and Tampa.  Once these investments are completed, this will bring Fund II’s total investment to $559.0 million, which represents 75% of the fund’s $750.0 million investment capacity.  The Company expects to complete these investments during the second quarter of 2011.

Noncontrolling interest - real estate partnerships represents the other partners’ proportionate share of equity in the partnerships discussed above at March 31, 2011.

Note J - Share-Based and Long-Term Compensation Plans

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

Compensation expense related to restricted shares and deferred incentive share units of $407,000 and $63,000  was recognized for the three months ended March 31, 2011 and 2010, respectively.  Total compensation expense related to nonvested awards not yet recognized was $3.2 million at March 31, 2011.  The weighted average period over which the expense is expected to be recognized is approximately 2.5 years.

On January 9, 2011, 25,935 restricted shares vested and were issued to officers of the Company due to the achievement of performance goals established in 2009 by the Board of Directors.

On January 12, 2011, 27,125 restricted shares vested and were issued to officers of the Company.  These shares were granted in January 2007 and vested four years from the grant date.

On January 14, 2011, the Board of Directors approved 55,623 FOCUS Plan long-term equity incentive awards to officers of the Company.  The long-term equity incentive awards are valued at $736,000 which equates to an average price per share of $13.23 and consist of 25,620 time-based awards, 16,883 market condition awards subject to an absolute total return goal, and 13,120 market condition awards subject to a relative total return goal.  These shares will be accounted for as equity-classified awards.

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

The FOCUS Plan also includes a long-term cash incentive that was designed to reward significant outperformance over the three year period beginning July 1, 2010.  The performance goals for actual payment under the long-term cash incentive will require the Company to (i) achieve an absolute compounded annual TRS that exceeds 14% AND (ii) achieve an absolute compounded annual TRS that exceeds the compounded annual return of the RMS by at least 500 basis points.  Notwithstanding the above goals, in the event the Company achieves an absolute compounded annual TRS that exceeds 19%, then the Company must achieve an absolute compounded annual TRS that exceeds the compounded annual return of the RMS by at least 600 basis points.  The aggregate amount of the cash incentive earned would increase with corresponding increases in the absolute compounded annual TRS achieved by the Company.  There will be a cap on the aggregate cash incentive earned in the amount of $7.1 million.  Achievement of the maximum cash incentive would equate to an absolute compounded annual TRS that approximates 23%, provided that the absolute compounded annual TRS exceeds the compounded annual return of the RMS by at least 600 basis points.  The total compensation expense for the long-term cash incentive awards granted under the FOCUS Plan is based upon the fair market value of the award on the grant date and adjusted as necessary each reporting period.  The long-term cash incentive awards are accounted for as a liability-classified award on the Company’s consolidated balance sheets.  The grant date  and quarterly fair value estimates for awards that are subject to a market condition are determined using a simulation pricing model developed to specifically accommodate the unique features of the awards.

A summary of the Company’s restricted shares and deferred incentive share unit activity for the three months ended March 31, 2011 is as follows:

		Weighted		Weighted
		Average	Deferred	Average
	Restricted	Grant-Date	Incentive	Grant-Date
	Shares	Fair Value	Share Units	Fair Value
Balance at 12/31/10	479,930	$12.81	15,640	$25.71
Issued	55,623	13.23	-	-
Vested	(53,060)	34.47	(30)	52.36
Forfeited	-	-	(555)	18.74
Balance at 03/31/11	482,493	$10.47	15,055	$25.91

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

Cash and cash equivalents

The carrying amounts for cash and cash equivalents approximated fair value at March 31, 2011 and December 31, 2010.

Mortgage loan receivable

The Company owns the B participation piece (the “B piece”) of a first mortgage secured by an 844,000 square foot office building in Dallas, Texas known as 2100 Ross, and the carrying amount of the mortgage loan was approximately $9.0 million and $8.8 million at March 31, 2011 and December 31, 2010, respectively.  In connection with the sale of One Park Ten, the Company seller-financed a $1.5 million note receivable, and carrying amount of the note was $1.5 million at March 31, 2011 and December 31, 2010.  The carrying amount of each mortgage loan approximated fair value at March 31, 2011 and December 31, 2010.

Mortgage notes payable

The fair value of the mortgage notes payable is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.  The aggregate fair value of the mortgage notes payable at March 31, 2011 was $830.0 million as compared to its carrying amount of $876.6 million.  The aggregate fair value of the mortgage notes payable at December 31, 2010 was $734.6 million as compared to its carrying amount of $773.5 million.

Notes payable to banks

The fair value of the Company’s notes payable to banks is estimated by discounting expected cash flows at current market rates.  The aggregate fair value of the notes payable to banks at March 31, 2011 was $151.1 million as compared to its carrying amount of $166.6 million.  The aggregate fair value of the notes payable to banks at December 31, 2010 was $109.6 million as compared to its carrying amount of $110.8 million.

Interest rate swap agreements

The fair value of the interest rate swaps is determined by estimating the expected cash flows over the life of the swap using the mid-market rate and price environment as of the last trading day of the reporting period.  This information is considered a Level 2 input as defined by ASC 820.  The aggregate fair value liability of the interest rate swaps at March 31, 2011 and December 31, 2010 was $1.9 million and $3.0 million, respectively.

Note L – Litigation

As previously disclosed, J. Mitchell Collins, the Company's former Chief Financial Officer, has brought and threatened claims against the Company relating to the termination of his employment with the Company.  There have been no significant changes in the litigation by Mr. Collins since the filing of the Company's Form 10-K for the year ended December 31, 2010, and management continues to believe that the final outcome of the litigation by Mr. Collins will not have a material adverse effect on the Company's financial statements.  In early April, 2011, the Company filed an injunction action against Mr. Collins, Parkway Properties, Inc. v. J. Mitchell Collins, Madison County (MS) No. 2011-340-G, seeking a permanent injunction forbidding Mr. Collins to assume an anonymous or false identity to communicate any accusation against the Company.

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

The management of the Company evaluates the performance of the reportable office segment based on funds from operations attributable to common stockholders (“FFO”).  Management believes that FFO is an appropriate measure of performance for equity REITs and computes this measure in accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition of FFO.  Funds from operations is defined by NAREIT as net income (computed in accordance with GAAP), excluding gains or losses from sales of property and extraordinary items under GAAP, plus depreciation and amortization, and after adjustments to derive the Company’s pro rata share of FFO of consolidated and unconsolidated joint ventures.  Further, the Company does not adjust FFO to eliminate the effects of non-recurring charges.  The Company believes that FFO is a meaningful supplemental measure of its operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses. However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient.  Thus, NAREIT created FFO as a supplemental measure of operating performance for real estate investment trusts that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP.  The Company believes that the use of FFO, combined with the required GAAP presentations, has been beneficial in improving the understanding of operating results of real estate investment trusts among the investing public and making comparisons of operating results among such companies more meaningful. FFO as reported by Parkway may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition.  Funds from operations do not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States and is not an indication of cash available to fund cash needs.  Funds from operations should not be considered an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flow as a measure of liquidity.

The following is a reconciliation of FFO and net income (loss) attributable to common stockholders for office properties and total consolidated entities for the three months ended March 31, 2011 and 2010.  Amounts presented as “Unallocated and Other” represent primarily income and expense associated with providing management services, corporate general and administration expense, interest expense on unsecured lines of credit and preferred dividends.

	At or for the three months ended			At or for the three months ended
	March 31, 2011			March 31, 2010
	Office	Unallocated		Office	Unallocated
	Properties	and Other	Consolidated	Properties	and Other	Consolidated
	(in thousands)			(in thousands)
	(Unaudited)

Income from office and parking properties(a)	$67,180	$-	$67,180	$68,911	$-	$68,911
Management company income	-	338	338	-	410	410
Property operating expenses (b)	(31,010)	-	(31,010)	(30,951)	-	(30,951)
Depreciation and amortization	(24,900)	-	(24,900)	(22,622)	-	(22,622)
Management company expenses	-	(877)	(877)	-	(744)	(744)
General and administrative expenses	-	(1,807)	(1,807)	-	(2,008)	(2,008)
Acquisition costs		(2,349)	(2,349)	-	-	-
Other income	-	324	324	-	385	385
Equity in earnings of unconsolidated
joint ventures	35	-	35	105	-	105
Interest expense(c)	(12,618)	(2,106)	(14,724)	(12,159)	(1,536)	(13,695)
Adjustment for noncontrolling interest
-real estate partnerships	3,195	-	3,195	2,587	-	2,587
Income from discontinued operations	-	-	-	165	-	165
Dividends on preferred stock	-	(2,187)	(2,187)	-	(1,200)	(1,200)
Net income (loss) attributable to
common stockholders	1,882	(8,664)	(6,782)	6,036	(4,693)	1,343

Depreciation and amortization	24,900	-	24,900	22,622	-	22,622
Depreciation and amortization – discontinued
operations	-	-	-	120	-	120
Depreciation and amortization-
noncontrolling interest – real estate partnerships	(5,563)	-	(5,563)	(4,346)	-	(4,346)
Adjustment for depreciation and
amortization-unconsolidated joint
ventures	88	-	88	83	-	83
Funds from operations attributable to
common stockholders	$21,307	$(8,664)	$12,643	$24,515	$(4,693)	$19,822
Total assets	$1,816,751	$8,064	$1,824,815	$1,579,148	$10,786	$1,589,934
Office and parking properties	$1,537,892	$-	$1,537,892	$1,390,248	$-	$1,390,248
Investment in unconsolidated joint ventures	$1,767	$-	$1,767	$2,630	$-	$2,630
Capital expenditures (d)	$9,494	$-	$9,494	$6,200	$-	$6,200

(a)	Included in property operating revenues are rental revenues, customer reimbursements, parking income and other income.

(b)	Included in property operating expenses are real estate taxes, insurance, contract services, repairs and maintenance and other property operating expenses.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Parkway is a self-administered and self-managed REIT specializing in the acquisition, operations, leasing and ownership of office properties.  The Company is geographically focused on the Southeastern and Southwestern United States and Chicago. At May 1, 2011, Parkway owned or had an interest in 67 office properties located in 11 states with an aggregate of approximately 14.1 million square feet of leasable space. Included in the portfolio are 22 properties totaling 4.5 million square feet that are owned jointly with other investors, representing 32.2% of the portfolio.  With the discretionary funds and/or partnerships, the Company receives fees for asset management, property management, leasing and construction management services and potentially receives incentive fees upon sale if certain investment targets are achieved.  Increasing the number of co-investments, and consequently the related fee income, is part of the Company’s strategy to transform itself to an operator-owner versus an owner-operator.  The strategy capitalizes on the Company’s strength in providing excellent service in the operation and acquisition of office properties for investment clients in addition to its direct ownership of real estate assets.  Fee-based real estate services are offered through the Company’s wholly owned subsidiary, Parkway Realty Services LLC (“PRS”), which also currently manages and/or leases approximately 1.6 million square feet for third party owners.  The Company generates revenue primarily by leasing office space to its customers and providing management and leasing services to third party office property owners (including joint venture interests).  The primary drivers behind Parkway’s revenues are occupancy, rental rates and customer retention.

Occupancy. Parkway’s revenues are dependent on the occupancy of its office buildings. At April 1, 2011, occupancy of Parkway’s office portfolio was 83.8% compared to 85.3% at January 1, 2011 and 85.6% at April 1, 2010.  Not included in the April 1, 2011 occupancy rate are the acquisition of Corporate Center Four at International Plaza on April 8, 2011, as well as 30 signed leases totaling 257,000 square feet, which will take occupancy between now and the second quarter of 2012.  Including these leases and the acquisition of Corporate Center Four at International Plaza, the Company’s portfolio was 85.2% leased at April 13, 2011.  During the first quarter of 2011, customers vacated or contracted by 431,000 square feet.  The Company however, expects to offset some of this loss by maintaining a leasing volume for the remainder of the year, which is in line with historical levels.  Parkway currently anticipates an average annual occupancy range of approximately 83.5% to 85% during 2011 for its office properties.  In May 2011, the Company signed an 11 year and six month lease for approximately 135,000 square feet that would backfill nearly 60% of the 230,000 square foot Health Care Services Corporation (BCBS) lease that is scheduled to expire in March 2012, at the 111 East Wacker office building in Chicago, Illinois.  The lease is subject to customary third-party consents and approvals.  To combat rising vacancy, Parkway utilizes innovative approaches to produce new leases.  These include the Broker Bill of Rights, a short-form service agreement and customer advocacy programs, which the Company believes are models in the industry and have helped the Company maintain occupancy at a premium above the national occupancy rate of approximately 82.7%.

Rental Rates. An increase in vacancy rates has the effect of reducing market rental rates and vice versa. Parkway’s leases typically have three to seven year terms.  As leases expire, the Company replaces the existing leases with new leases at the current market rental rate.  At April 1, 2011, Parkway had $1.41 per square foot in rental rate embedded loss in its office property leases.  Embedded loss is defined as the difference between the weighted average in place cash rents and the weighted average market rental rate.

Customer Retention. Keeping existing customers is important as high customer retention leads to increased occupancy, less downtime between leases, and reduced leasing costs.  Parkway estimates that it costs five to six times more to replace an existing customer with a new one than to retain the customer. In making this estimate, Parkway takes into account the sum of revenue lost during downtime on the space plus leasing costs, which rise as market vacancies increase.  Therefore, Parkway focuses a great amount of energy on customer retention.  Parkway’s operating philosophy is based on the premise that it is in the customer retention business. Parkway seeks to retain its customers by continually focusing on operations at its office properties.  The Company believes in providing superior customer service; hiring, training, retaining and empowering each employee; and creating an environment of open communication both internally and externally with customers and stockholders.  Over the past ten years, Parkway maintained an average 67.5% customer retention rate. Parkway’s customer retention rate was 48.1% for the quarter ending March 31, 2011, as compared to 68.3% for the quarter ending December 31, 2010, and 57.2% for the quarter ending March 31, 2010.

Strategic Planning.  Parkway is a focused office REIT with a hands-on, service-oriented approach, a disciplined capital allocation program and willingness to recycle assets.  However, Parkway continues to focus on the Company’s strategy of transforming itself to an operator-owner from an owner-operator, as well as maximizing total return to Parkway’s stockholders.  To show Parkway’s commitment to this goal, the Company’s newest strategic plan is centered on a goal of achieving a 12% compounded annual total return to the Company’s stockholders over a three-year period.  This plan is known as the FOCUS Plan (the “Plan”), which began July 1, 2010 and will extend three full years through June 30, 2013.  The goals of the Plan are as follows:

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

•
Capital Allocation Discipline.  The Company’s overall capital structure goal is to achieve a net debt to gross asset value ratio of 50%, as determined by using a capitalization rate of 8.5%, and a net debt to EBITDA multiple of 6.5 times or less.  Beyond the balance sheet, capital allocation refers to the Company’s goal to exit non-strategic markets through the continuation of its Asset Recycling program.  Most of the properties identified for sale are smaller assets or assets located in smaller markets where Parkway does not have a significant presence.  By the end of the Plan, the Company’s goal is to be invested in larger, higher-quality properties located in higher-rent growth markets through fund and fund-like investments.  The Company will continue to seek to maintain discipline as it relates to managing the balance sheet and the acquisition and disposition of assets.

•
Uncompromising Focus on Operations.  Parkway believes that its uncompromising focus on operations is what sets it apart from other office property owners.  An important goal of the Plan is to move decision-making authority to the regional office level.  The Company’s market leaders already have the responsibility of setting rents, increasing net operating income margins and maintaining a consistent standard of operations and will be given more profit and loss responsibility and investment authority going forward.  It is important that  we know our markets, which is best achieved when Parkway’s people live and work within the market.  An integral part of the Plan is a program referred to as “We Know…City.”  These three words imply that Parkway employees know more than just how to manage real estate, but that they have a deep understanding of a city’s history, economics, infrastructure, politics and much more.  By truly knowing the cities where the Company is invested, we are better positioned for leasing, active asset management, recruitment and investments.

•
Shareholder Returns.  All of the previously mentioned goals funnel to the ultimate goal of the FOCUS Plan, which is to maximize total return to Parkway’s stockholders.  The Company has set a goal of achieving a 12% annual compounded total return to its shareholders for the three-year period starting July 1, 2010.

Discretionary Funds. On July 6, 2005, Parkway, through affiliated entities, entered into a limited partnership agreement forming a $500.0 million discretionary fund, known as Parkway Properties Office Fund I, LP (“Fund I”), with Ohio Public Employee Retirement System (“Ohio PERS”) for the purpose of acquiring high-quality multi-tenant office properties. Ohio PERS is a 75% investor and Parkway is a 25% investor in the fund, which is capitalized with approximately $200.0 million of equity capital and $300.0 million of non-recourse, fixed-rate first mortgage debt. At February 15, 2008, the Fund I was fully invested.

Fund I targeted properties with an anticipated leveraged internal rate of return of greater than 11%. Parkway serves as the general partner of the fund and provides asset management, property management, leasing and construction management services to the fund, for which it is paid market-based fees. After each partner has received a 10% annual cumulative preferred return and a return of invested capital, 60% will be distributed to Ohio PERS and 40% to Parkway.  The term of Fund I will be seven years until February 2015, with provisions to extend the term for two additional one-year periods.

On May 14, 2008, Parkway, through affiliated entities, entered into a limited partnership agreement forming a $750.0 million discretionary fund, known as Fund II, with Teacher Retirement System of Texas (“TRST”) for the purpose of acquiring high-quality multi-tenant office properties.  TRST is a 70% investor and Parkway is a 30% investor in the fund, which will be capitalized with approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt.  Parkway’s share of the equity contribution for the fund will be $112.5 million and will be funded with operating cash flows, proceeds from asset sales, issuance of equity securities and/or advances on the credit facility as needed on a temporary basis.  Fund II targets acquisitions in the core markets of Houston, Austin, San Antonio, Chicago, Atlanta, Phoenix, Charlotte, Memphis, Nashville, Jacksonville, Orlando, Tampa/St. Petersburg, and Ft. Lauderdale, as well as other growth markets to be determined at Parkway’s discretion.

Fund II targets properties with an anticipated leveraged internal rate of return of greater than 10%.  Parkway serves as the general partner of the fund and provides asset management, property management, leasing and construction management services to the fund, for which it is paid market-based fees.  Cash will be distributed pro rata to each partner until a 9% annual cumulative preferred return is received and invested capital is returned.  Thereafter, 56% will be distributed to TRST and 44% to Parkway.  Parkway has four years, or through May 2012, to identify and acquire properties (the “Investment Period”), with funds contributed as needed to close acquisitions.  Parkway will exclusively represent the fund in making acquisitions within the target markets and acquisitions with certain predefined criteria.  Parkway will not be prohibited from making fee-simple or joint venture acquisitions in markets outside of the target markets, acquiring properties within the target markets that do not meet Fund II’s specific criteria or selling a full or partial interest in currently owned properties.  The term of Fund II will be seven years from the expiration of the Investment Period, with provisions to extend the term for two additional one-year periods at the discretion of Parkway.  At May 1, 2011, Fund II had remaining investment capacity of $472.7 million of which $69.9 million represents Parkway’s remaining equity contribution that would be due in connection with additional investments in office properties.  Fund II is under contract to purchase four additional office properties for $316.5 million.  The four properties are located in Philadelphia, Atlanta, Orlando and Tampa.  Once these investments are completed, this will bring Fund II’s total investment to $559.0 million, which represents 75% of the fund’s $750.0 million capacity.  The Company expects to complete these investments during the second quarter of 2011.

Financial Condition

Comments are for the balance sheet dated March 31, 2011 compared to the balance sheet dated December 31, 2010.

Office and Parking Properties. In 2011, Parkway continued the execution of its strategy of operating and acquiring office properties as well as liquidating non-strategic assets that no longer meet the Company’s investment criteria or the Company has determined value will be maximized by selling.  During the three months ended March 31, 2011, total assets increased $221.1 million or 13.8%.

Acquisitions, Dispositions and Improvements.  Parkway's investment in office and parking properties increased $148.1 million net of depreciation to a carrying amount of $1.5 billion at March 31, 2011 and consisted of 64 office and parking properties.  The primary reason for the increase in office and parking properties relates to the purchase of three office properties.

On January 21, 2011, the Company and Fund II acquired the office and retail portion of 3344 Peachtree located in the Buckhead submarket of Atlanta for $167.3 million.  3344 Peachtree contains approximately 484,000 square feet of office and retail space and includes an adjacent eleven-story parking structure.  Fund II’s investment in the property totaled $160.0 million, with Parkway funding the remaining $7.3 million.  Due to Parkway’s additional investment, the Company’s effective ownership in the property is 33.03%. An additional $2.6 million is expected to be spent for closing costs, building improvements, leasing costs and tenant improvements during the first two years of ownership.  Simultaneous with closing, Fund II assumed the $89.6 million existing non-recourse first mortgage loan, which matures on October 1, 2017, and carries a fixed interest rate of 4.8%.  In accordance with Generally Accepted Accounting Principles (“GAAP”), the mortgage loan was recorded at $87.2 million to reflect the value of the instrument based on a market interest rate of 5.25% on the date of purchase. Parkway's equity contribution in the investment is $25.5 million and was initially funded through borrowings under the Company's credit facility.

On February 4, 2011, the Company purchased its partner’s 50% interest in the Wink-Parkway Partnership (“Wink JV”) for $250,000.  The Wink JV was established for the purpose of owning the Wink Building, a 32,000 square foot office property in New Orleans, Louisiana.  Upon completing the purchase of its partner’s interest, Parkway now owns 100% of the Wink Building.

On March 31, 2011, Fund II purchased 245 Riverside located in the central business district of Jacksonville, Florida for $18.5 million.  245 Riverside contains approximately 135,000 square feet of office space.  An additional $1.6 million is expected to be spent for closing costs, building improvements, leasing costs and tenant improvements during the first two years of ownership.  In connection with the purchase, Fund II placed a $9.3 million non-recourse first mortgage loan secured by the property with an initial thirty-six month interest only period and a maturity date of March 31, 2019.  The mortgage loan has a stated rate of LIBOR plus 200 basis points.  In connection with the mortgage loan, Fund II entered into an interest rate swap agreement that fixes the interest rate at 5.3% through September 30, 2018.  Parkway’s equity contribution of $2.8 million was funded through availability under the Company’s credit facility.  Parkway’s effective ownership interest in this asset is 30%.

On April 8, 2011, Fund II purchased Corporate Center Four at International Plaza (“Corporate Center Four”) located in the Westshore submarket of Tampa, Florida for $45.0 million.  Corporate Center Four contains approximately 250,000 square feet of office space.  An additional $5.6 million is expected to be spent for closing costs, building improvements, leasing costs and tenant improvements during the first two years of ownership.  In connection with the purchase, Fund II placed a $22.5 million non-recourse first mortgage loan secured by the property with an initial thirty-six month interest only period and a maturity date of April 8, 2019.  The mortgage loan has a stated rate of LIBOR plus 200 basis points.  In connection with the mortgage loan, Fund II entered into an interest rate swap agreement that fixes the interest rate at 5.4% through October 8, 2018.  Parkway’s equity contribution of $6.8 million was funded through availability under the Company’s credit facility.  Parkway’s effective ownership interest in this asset is 30%.

Fund II is under contract to purchase four additional office properties for $316.5 million.  The four properties are located in Philadelphia, Atlanta, Orlando and Tampa.  Once these investments are completed, this will bring Fund II’s total investment to $559.0 million, which represents 75% of the fund’s $750.0 million investment capacity.  An additional $20.9 million is expected to be spent for closing costs, building improvements, leasing costs and tenant improvements during the first two years of ownership.  In connection with the Fund II investments still under contract, Parkway has received a commitment from an institutional investor to invest, simultaneous with closing, approximately $26.0 million in the Company’s existing Series D preferred stock.  The Company expects to complete these investments during the second quarter of 2011.

On April 10, 2011, the Company reached a definitive agreement with Eola Capital (“Eola”) in which Eola would contribute its Property Management Company (the “Management Company”) to Parkway.  Eola’s principals will contribute the Management Company to Parkway for initial consideration of $32.4 million in cash and Eola’s principals will have the opportunity to earn (i) up to 1.574 million units of limited partnership interest in Parkway’s operating partnership (“OP Units”) through an earn-out arrangement and (ii) up to 226,000 additional OP Units through an earn-up arrangement.  To the extent earned, all OP Units will be redeemable for shares of Parkway common stock on a one-for-one basis.  Earn-out and earn-up consideration will be contingent upon the achievement by the Management Company of targeted annual gross fee revenue and/or share price levels during an initial period for the balance of 2011 after closing and a second period for the full calendar year 2012.  Parkway will also have protections against fee income loss in the form of a provision requiring specific payments to Parkway in the event of certain terminations of existing management contracts and a non-compete agreement with regard to the existing management contracts of the Management Company.  The Management Company currently manages assets totaling approximately 11.2 million square feet and produced annual gross fee revenue of approximately $21.0 million during 2010.  Parkway has also received certain short-term options to purchase at a fixed price the Eola principals’ General Partner interest and/or a fee simple interest in three Class A office properties consisting of eight individual buildings totaling 1.5 million square feet located in Jacksonville, Florida; Orlando, Florida and the Washington, DC Metro area.  Additionally, Eola principals have agreed to cooperate with Parkway to obtain options for Parkway to acquire, at a price to be determined by negotiation with Eola’s limited partners, three additional Class A office properties located in Parkway’s core markets totaling 579,000 square feet.  Parkway believes these options provide a potential opportunity for further growth, but these options may not be exercised.  Parkway expects to fund the cash consideration for the Management Company contribution with operating cash flow, proceeds from the disposition of office properties and amounts available on the credit facilities.

On May 5, 2011, the Company classified 233 North Michigan in Chicago, Illinois as held for sale as a result of $17.0 million in earnest money related to the sale becoming non-refundable to the buyer.  233 North Michigan is under contract for a gross sales price of $162.2 million.  The Company plans to repay the $84.6 million first mortgage that is secured by the property upon closing.  Parkway expects to receive net cash proceeds from the sale after the repayment of the first mortgage of approximately $75.5 million, which will be used to reduce amounts outstanding under the Company’s credit facility.  The Company estimates that it will recognize a gain on the sale of real estate from discontinued operations of approximately $2.6 million in the second quarter of 2011.

During the three months ending March 31, 2011, the Company capitalized building improvements of $6.0 million and recorded depreciation expense of $18.5 million related to its office and parking properties.

Investment in Unconsolidated Joint Ventures.  Investments in unconsolidated joint ventures decreased $1.1 million or 38.9% during the three months ended March 31, 2011.  The decrease is due to Parkway’s purchase of its partner’s 50% interest in the Wink JV and distributions received from two unconsolidated joint ventures.

Rents Receivable and Other Assets.  For the three months ended March 31, 2011, rents receivable and other assets increased $8.5 million or 6.5%.  The net increase is primarily due to the increase in the straight line rent receivable balance, mainly caused by one large lease renewal and an increase in lease costs related to the purchase price allocation of two office properties, offset by the release of a non-refundable earnest money deposit in connection with the purchase of 3344 Peachtree.

Intangible Assets, Net. For the three months ended March 31, 2011, intangible assets net of related amortization increased $11.0 million or 21.7% and was primarily due to the purchase of two office properties offset by the effect of amortization of the existing intangible assets for the period.

Cash and Cash Equivalents.  Cash and cash equivalents increased $54.5 million or 277.0% during the three months ended March 31, 2011 and is primarily due to equity contributions from Fund II’s limited partners for the purchase of office properties.

Notes Payable to Banks. Notes payable to banks increased $55.7 million or 50.3% during the three months ended March 31, 2011. At March 31, 2011, notes payable to banks totaled $166.6 million and the net increase is attributable to advances under the credit facilities to make investments in and improvements to office properties.

On January 31, 2011, the Company closed a new $190.0 million unsecured revolving credit facility and a new $10.0 million unsecured working capital revolving credit facility. The new credit facilities have an initial term of three years and replaced the existing unsecured revolving credit facility, term loan and working capital facility that were scheduled to mature on April 27, 2011.  The Company had a $100.0 million interest rate swap associated with the credit facilities that expired March 31, 2011, locking LIBOR at 3.635%.  Wells Fargo Securities and JP Morgan Securities LLC acted as Joint Lead Arrangers and Joint Book Runners on the unsecured revolving credit facility.  In addition, Wells Fargo Bank, N.A. acted as Administration Agent and JPMorgan Chase Bank, N.A. acted as Syndication Agent. Other participating lenders include PNC Bank, N.A., Bank of America, N.A., US Bank, N.A., Trustmark National Bank, and BancorpSouth Bank.  The working capital revolving credit facility was provided solely by PNC Bank, N.A.

Mortgage Notes Payable. During the three months ended March 31, 2011, mortgage notes payable increased $103.1 million or 13.3% and is due to the placement of first mortgage debt on two Fund II properties totaling $19.3 million and the assumption of the $87.2 million first mortgage loan related to the purchase of 3344 Peachtree, offset by scheduled principal payments of $3.4 million.

On January 21, 2011, in connection with its purchase of 3344 Peachtree in Atlanta, Georgia, Fund II assumed the $89.6 million existing non-recourse first mortgage loan, which matures on October 1, 2017, and carries a fixed interest rate of 4.8%.  In accordance with GAAP, the mortgage loan was recorded at $87.2 million to reflect the fair value of the instrument based on a market interest rate of 5.25% on the date of purchase.

On February 18, 2011, Fund II obtained a $10.0 million mortgage loan secured by Carmel Crossing, a 326,000 square foot office complex in Charlotte, North Carolina.  The mortgage loan has a fixed rate of 5.5% and is interest only through maturity at March 10, 2020. Parkway received $2.4 million in net proceeds from the loan, which represents its 30% equity investment in the property.  The proceeds were used to reduce amounts outstanding under the Company’s credit facility.

On March 31, 2011, Fund II obtained a $9.3 million mortgage loan secured by 245 Riverside, a 135,000 square foot office property in Jacksonville, Florida.  The mortgage has a stated rate of LIBOR plus 200 basis points, has an initial thirty-six month interest only period and a maturity of March 31, 2019.  In connection with this mortgage, Fund II entered into an interest rate swap that fixes the interest rate at 5.3% through September 30, 2018.

On April 8, 2011, Fund II obtained a $22.5 million mortgage loan secured by Corporate Center Four, a 250,000 square foot office property in Tampa, Florida.  The mortgage has a stated rate of LIBOR plus 200 basis points, an initial thirty-six month interest only period and a maturity of April 8, 2019.  In connection with this mortgage, Fund II entered into an interest rate swap that fixes the interest rate at 5.4% through October 8, 2018.

The Company expects to continue seeking primarily fixed-rate, non-recourse mortgage financing with maturities from five to ten years typically amortizing over 25 to 30 years on select office building investments as additional capital is needed.  The Company monitors a number of leverage and other financial metrics defined in the loan agreements for the Company’s unsecured credit facility and working capital unsecured credit facility, which include the Company’s total debt to total asset value.  In addition, the Company monitors interest, fixed charge and modified fixed charge coverage ratios as well as the net debt to gross asset value ratio and the net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiple.  The interest coverage ratio is computed by comparing the cash interest accrued to EBITDA.  The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA.  The modified fixed charge coverage ratio is computed by comparing cash interest accrued and preferred dividends paid to EBITDA.  The debt to EBITDA multiple is computed by comparing Parkway’s share of total debt to EBITDA computed for a trailing 12-month period adjusted for any investment activity. Management believes all of the leverage and other financial metrics it monitors, including those discussed above, provide useful information on total debt levels as well as the Company’s ability to cover interest, principal and/or preferred dividend payments with current income.  The Company targets a net debt to gross asset value of 50% or less and a net debt to EBITDA multiple of 6.5 times or less.

The reconciliation of net income (loss) for Parkway Properties, Inc. to EBITDA and the computation of the Company’s proportionate share of interest, fixed charge and modified fixed charge coverage ratios, as well as the net debt to EBITDA multiple is as follows for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31
	2011	2010
	(Unaudited)
Net income (loss) for Parkway Properties, Inc.	$(4,595)	$2,543
Adjustments to net income (loss) for Parkway Properties, Inc.:
Interest expense	14,245	13,291
Amortization of financing costs	479	509
Loss on early extinguishment of debt	-	53
Depreciation and amortization	24,900	22,742
Amortization of share-based compensation	407	63
Tax expense	-	17
EBITDA adjustments - unconsolidated joint ventures	124	120
EBITDA adjustments - noncontrolling interest in real estate partnerships	(9,274)	(7,466)
EBITDA (1)	$26,286	$31,872

Interest coverage ratio:
EBITDA	$26,286	$31,872
Interest expense:
Interest expense	$14,245	$13,291
Interest expense - unconsolidated joint ventures	36	37
Interest expense - noncontrolling interest in real estate partnerships	(3,634)	(3,051)
Total interest expense	$10,647	$10,277
Interest coverage ratio	2.47	3.10

Fixed charge coverage ratio:
EBITDA	$26,286	$31,872
Fixed charges:
Interest expense	$10,647	$10,277
Preferred dividends	2,187	1,200
Principal payments (excluding early extinguishment of debt)	3,393	3,593
Principal payments - unconsolidated joint ventures	8	8
Principal payments - noncontrolling interest in real estate partnerships	(518)	(295)
Total fixed charges	$15,717	$14,783
Fixed charge coverage ratio	1.67	2.16

Modified fixed charge coverage ratio:
EBITDA	$26,286	$31,872
Modified fixed charges:
Interest expense	$10,647	$10,277
Preferred dividends	2,187	1,200
Total modified fixed charges	$12,834	$11,477
Modified fixed charge coverage ratio	2.05	2.78

Debt to EBITDA multiple:
EBITDA - trailing 12 months	$106,503	$119,141
Adjustment to annualize investing activities	4,613	-
Adjusted EBITDA - trailing 12 months	$111,116	$119,141
Mortgage notes payable	$876,617	$824,107
Notes payable to banks	166,581	126,123
Adjustments for unconsolidated joint ventures	2,466	2,499
Adjustments for noncontrolling interest in real estate partnerships	(283,208)	(212,648)
Parkway’s share of total debt	762,456	740,081
Less: Parkway’s share of cash	(25,947)	(8,551)
Parkway’s share of net debt	$736,509	$731,530
Debt to EBITDA multiple	6.63	6.14

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

Parkway views EBITDA primarily as a liquidity measure and, as such, the GAAP financial measure most directly comparable to it is cash flows provided by (used in) operating activities.  Because EBITDA is not a measure of financial performance calculated in accordance with GAAP, it should not be considered in isolation or as a substitute for operating income, net income, or cash flows provided by operating, investing and financing activities prepared in accordance with GAAP.  The following table reconciles EBITDA to cash flows provided by (used in) operating activities for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31
	2011	2010
	(Unaudited)
Cash flows provided by (used in) operating activities	$(5,147)	$8,348
Amortization of (above) below market leases	300	(103)
Amortization of mortgage loan discount	197	169
Operating distributions from unconsolidated joint ventures	(465)	-
Interest expense	14,245	13,291
Loss on early extinguishment of debt	-	53
Tax expense	-	17
Change in deferred leasing costs	3,579	1,058
Change in receivables and other assets	1,362	(1,900)
Change in accounts payable and other liabilities	18,135	15,593
Adjustments for noncontrolling interests	(6,079)	(4,879)
Adjustments for unconsolidated joint ventures	159	225
EBITDA	$26,286	$31,872

Equity. Total equity increased $81.9 million or 13.2% during the three months ended March 31, 2011, as a result of the following (in thousands):
Increase
(Decrease)
(Unaudited)
Net loss attributable to Parkway Properties, Inc.	$(4,595)
Net loss attributable to noncontrolling interests	(3,195)
Net loss	(7,790)
Change in market value of interest rate swaps	1,089
Comprehensive loss	(6,701)
Common stock dividends declared	(1,647)
Preferred stock dividends declared	(2,187)
Share-based compensation	407
Shares withheld to satisfy tax withholding obligation on vesting of restricted stock and deferred incentive share units	(299)
Net shares distributed from deferred compensation plan	1,625
Contribution of capital by noncontrolling interest	96,285
Distribution of capital to noncontrolling interest	(5,631)
$81,852

Results of Operations

Comments are for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Net loss attributable to common stockholders for the three months ended March 31, 2011 was $6.8 million ($0.32 per basic common share) as compared to net income attributable to common stockholders of $1.3 million ($0.07 per basic common share) for the three months ended March 31, 2010.  The primary reason for the decrease in net income attributable to common stockholders for the three months ended March 31, 2011 compared to the same period for 2010 is an increase in depreciation and amortization of $2.3 million.  A discussion of other variances for income and expense items that comprise net income (loss) attributable to common stockholders is discussed in detail below.

Office and Parking Properties. The analysis below includes changes attributable to same-store properties and dispositions of office properties.  Same-store properties are consolidated properties that the Company owned for the current and prior year reporting periods, excluding properties classified as discontinued operations.  At March 31, 2011, same-store properties consisted of 62 properties comprising 12.8 million square feet.

The following table represents revenue from office and parking properties for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31
			Increase	%
	2011	2010	(Decrease)	Change
Revenue for office and parking
properties:
Same-store properties	$63,866	$68,913	$(5,047)	-7.3%
Properties acquired	3,314	-	3,314	N/M*
Properties disposed	-	(2)	2	N/M*
Total revenue from office and
parking properties	$67,180	$68,911	$(1,731)	-2.5%
*N/M – not meaningful

Revenue from office and parking properties for same-store properties decreased $5.0 million or 7.3% for the three months ended March 31, 2011, compared to the same period for 2010.  The primary reason for the decrease is due to a decrease in lease termination fee income for the three months ended March 31, 2011 compared to March 31, 2010.

The following table represents property operating expenses for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31
			Increase	%
	2011	2010	(Decrease)	Change
Expenses from office
and parking properties:
Same-store properties	$30,243	$30,992	(749)	-2.4%
Properties acquired	768	-	768	N/M*
Properties disposed	(1)	(41)	40	-97.6%
Total expenses from office
and parking properties	$31,010	$30,951	$59	0.2%
*N/M – not meaningful

Property operating expenses for same-store properties decreased $749,000 for the three months ended March 31, 2011, compared to the same period of 2010.  The primary reason for the decrease is due to a decrease in ad valorem taxes.

Depreciation and amortization expense attributable to office and parking properties increased $2.3 million for the three months ended March 31, 2011, compared to the same period for 2010.  The primary reason for the increase is due to the purchase of four office properties during 2010 and three office properties during 2011.

Share-Based Compensation Expense. Compensation expense related to restricted shares and deferred incentive share units of $407,000 and $63,000 was recognized for the three months ended March 31, 2011 and 2010, respectively.  Total compensation expense related to nonvested awards not yet recognized was $3.2 million at March 31, 2011.  The weighted average period over which the expense is expected to be recognized is approximately 2.5 years.  For the remainder of 2011, the Company expects to recognize approximately $1.2 million of additional compensation expense on nonvested awards.

On January 9, 2011, 25,935 restricted shares vested and were issued to officers of the Company due to the achievement of performance goals established in 2009 by the Board of Directors.

On January 12, 2011, 27,125 restricted shares vested and were issued to officers of the Company.  These shares were granted in January 2007 and vested four years from the grant date.

On January 14, 2011, the Board of Directors approved 55,623 FOCUS Plan long-term equity incentive awards to officers of the Company.  The long-term equity incentive awards are valued at $736,000 which equates to an average price per share of $13.23 and consist of 25,620 time-based awards, 16,883 market condition awards subject to an absolute total return goal, and 13,120 market condition awards subject to a relative total return goal.  These shares will be accounted for as equity-classified awards.

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

The FOCUS Plan also includes a long-term cash incentive that was designed to reward significant outperformance over the three year period beginning July 1, 2010.  The performance goals for actual payment under the long-term cash incentive will require the Company to (i) achieve an absolute compounded annual TRS that exceeds 14% AND (ii) achieve an absolute compounded annual TRS that exceeds the compounded annual return of the RMS by at least 500 basis points.  Notwithstanding the above goals, in the event the Company achieves an absolute compounded annual TRS that exceeds 19%, then the Company must achieve an absolute compounded annual TRS that exceeds the compounded annual return of the RMS by at least 600 basis points.  The aggregate amount of the cash incentive earned would increase with corresponding increases in the absolute compounded annual TRS achieved by the Company.  There will be a cap on the aggregate cash incentive earned in the amount of $7.1 million.  Achievement of the maximum cash incentive would equate to an absolute compounded annual TRS that approximates 23%, provided that the absolute compounded annual TRS exceeds the compounded annual return of the RMS by at least 600 basis points.  The total compensation expense for the long-term cash incentive awards granted under the FOCUS Plan is based upon the estimated fair value of the award on the grant date and adjusted as necessary each reporting period.  The long-term cash incentive awards are accounted for as a liability-classified award on the Company’s consolidated balance sheets.  The grant date and quarterly fair value estimates for awards that are subject to a market condition are determined using a simulation pricing model developed to specifically accommodate the unique features of the awards.

Acquisition Costs.  During the three months ended March 31, 2011, the Company incurred $2.3 million in acquisition costs related to the contribution of Eola’s Management Company to Parkway that is expected to close during the second quarter of 2011, the purchase of two Fund II office properties during the first quarter of 2011 and the potential purchase of five Fund II office properties expected to close during the second quarter of 2011.

Interest Expense. Interest expense, including amortization of deferred financing costs, increased $1.0 million or 7.5% for the three months ended March 31, 2011, compared to the same period of 2010 and is comprised of the following (in thousands):

	Three Months Ended March 31
			Increase	%
	2011	2010	(Decrease)	Change
Interest expense:
Mortgage interest expense	$12,393	$11,868	$525	4.4%
Credit facility interest expense	1,852	1,269	583	45.9%
Loss on early extinguishment of debt	-	53	(53)	-100.0%
Mortgage loan cost amortization	225	238	(13)	-5.5%
Credit facility cost amortization	254	267	(13)	-4.9%

Total interest expense	$14,724	$13,695	$1,029	7.5%

Mortgage interest expense increased $525,000 for the three months ended March 31, 2011, compared to the same period for 2010, and is primarily due to new loans obtained or assumed during 2011 and 2010.

Credit facility interest expense increased $583,000 for the three months ended March 31, 2011, compared to the same period of 2010, and is due to an increase in average borrowings of $19.6 million and an increase in the weighted average interest rate of 1.1%.  The increase in average borrowings is due to advances on the credit facility to fund improvements to real estate and the Company’s share of equity contributions to purchase properties through Fund II.

Liquidity and Capital Resources

Statement of Cash Flows.  Cash and cash equivalents were $74.2 million and $17.6 million at March 31, 2011 and 2010, respectively.  Included in cash and cash equivalents at March 31, 2011, was $58.0 million in funds for the purchase of Corporate Center Four at International Plaza and mortgage loan proceeds from 245 Riverside which were distributed to the Fund II partners during the second quarter.  Cash used in operating activities was $5.1 million for the three months ended March 31, 2011 compared to cash flows provided by operating activities of $8.3 million for the same period of 2010.  The decrease in cash flows from operating activities of $13.4 million is primarily attributable to the effect of the timing of receipt of revenues and payment of operating expenses and lease costs.

Cash used in investing activities for the three months ended March 31, 2011 and 2010 were $95.2 million and $5.1 million, respectively.  The increase in cash used in investing activities of $90.0 million is primarily due to the purchases of office properties in 2011.

Cash flows provided by financing activities for the three months ended March 31, 2011 were $154.8 million compared to cash used in financing activities of  $6.3 million, for the same period of 2010.  The increase in cash flows provided by financing activities of $161.1 million is primarily attributable to additional bank borrowings and contributions from non-controlling interest partners to purchase office properties.

Liquidity. The Company plans to continue pursuing the acquisition of additional investments that meet the Company’s investment criteria and intends to use operating cash flow, proceeds from the refinancing of mortgages, proceeds from the sale of non-strategic assets, proceeds from the sale of portions of owned assets through joint ventures, possible sales of securities, cash balances and the Company’s credit facilities to fund those acquisitions.

The Company’s cash flows are exposed to interest rate changes primarily as a result of its credit facility used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations.  The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  To achieve its objectives, the Company borrows at fixed rates, but also utilizes an unsecured revolving credit facility.

At March 31, 2011, the Company had a total of $166.6 million outstanding under the following credit facilities (in thousands):

		Interest		Outstanding
Line of Credit	Lender	Rate	Maturity	Balance
$10 Million Unsecured Working Capital Revolving Credit Facility (1)	PNC Bank	3.5%	01/31/14	$2,581
$190.0 Million Unsecured Revolving Credit Facility (1)	Wells Fargo	5.6%	01/31/14	164,000
		5.6%		$166,581

(1) The Company had a $100.0 million interest rate swap associated with the credit facilities that expired on March 31, 2011, and locked LIBOR at 3.635%.  Excluding the impact of the interest rate swap, the interest rate on the new credit facilities is based on LIBOR plus 275 to 350 basis points, depending upon overall Company leverage, with the current rate set at 325 basis points.  Additionally, the Company pays fees on the unused portion of the credit facilities ranging between 40 and 50 basis points based upon usage of the aggregate commitment, with the current rate set at 40 basis points.

On January 31, 2011, the Company closed a new $190.0 million unsecured revolving credit facility and a new $10.0 million unsecured working capital revolving credit facility.  The new credit facilities have an initial term of three years and replaced the existing unsecured revolving credit facility, term loan and working capital facility that were scheduled to mature on April 27, 2011.  The Company had a $100.0 million interest rate swap associated with the credit facilities that expired March 31, 2011, and locked LIBOR at 3.635%.  Wells Fargo Securities and JP Morgan Securities LLC acted as Joint Lead Arrangers and Joint Book Runners on the unsecured revolving credit facility.  In addition, Wells Fargo Bank, N.A. acted as Administration Agent and JPMorgan Chase Bank, N.A. acted as Syndication Agent.  Other participating lenders include PNC Bank, N.A., Bank of America, N.A., US Bank, N.A., Trustmark National Bank, and BancorpSouth Bank.  The working capital revolving credit facility was provided solely by PNC Bank, N.A.

During 2008 and 2011, the Company entered into interest rate swap agreements.  The Company designated the swaps as cash flow hedges of the variable interest rates on the Company’s borrowings under the Wells Fargo unsecured revolving credit facility, a portion of the debt secured by the Pinnacle at Jackson Place and the debt secured by 245 Riverside.  These swaps are considered to be fully effective and changes in the fair value of the swaps are recognized in accumulated other comprehensive income (loss).  The Company’s interest rate hedge contracts at March 31, 2011 and 2010 are summarized as follows (in thousands):

						Fair Market Value
						Liability
Type of	Balance Sheet	Notional	Maturity		Fixed	March 31
Hedge	Location	Amount	Date	Reference Rate	Rate	2011	2010
Swap	Accounts payable
	and other liabilities	$100,000	03/31/11	1-month LIBOR	4.785%	$-	$(3,170)
Swap	Accounts payable
	and other liabilities	$23,500	12/01/14	1-month LIBOR	5.800%	(1,914)	(1,622)
Swap	Accounts payable
	and other liabilities	$9,250	09/30/18	1-month LIBOR	5.245%	-	-
						$(1,914)	$(4,792)

On March 31, 2011, Fund II entered into an interest rate swap with the lender of the loan secured by 245 Riverside in Jacksonville, Florida, for a $9.3 million notional amount that fixes the interest rate at 5.3% through September 30, 2018.  The Company designated the swap as a cash flow hedge of the variable interest rate associated with the mortgage loan.

On April 8, 2011, Fund II entered into an interest rate swap with the lender of the loan secured by Corporate Center Four in Tampa, Florida, for a $22.5 million notional amount that fixes the interest rate at 5.4% through October 8, 2018.  The Company designated the swap as a cash flow hedge of the variable interest rate associated with the mortgage loan.

At March 31, 2011, the Company had $876.6 million in mortgage notes payable with an average interest rate of 5.8% secured by office properties and $166.6 million drawn under the Company’s unsecured credit facility.  Parkway’s pro rata share of unconsolidated joint venture debt was $2.5 million with an average interest rate of 5.8% at March 31, 2011.

The Company monitors a number of leverage and other financial metrics, including the net debt to total asset value ratio, as defined in the loan agreements for the Company’s credit facility.  In addition, the Company also monitors interest, fixed charge and modified fixed charge coverage ratios, as well as the net debt to EBITDA multiple.  The interest coverage ratio is computed by comparing the cash interest accrued to EBITDA. The interest coverage ratio for the three months ended March 31, 2011 and 2010 was 2.47 and 3.10 times, respectively.  The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA.  The fixed charge coverage ratio for the three months ended March 31, 2011 and 2010 was 1.67 and 2.16 times, respectively.  The modified fixed charge coverage ratio is computed by comparing the cash interest accrued and preferred dividends paid to EBITDA.  The modified fixed charge coverage ratio for the three months ended March 31, 2011 and 2010 was 2.05 and 2.78 times, respectively.  The net debt to EBITDA multiple is computed by comparing Parkway’s share of net debt to EBITDA for a trailing 12-month period, as adjusted for investing activities.  The net debt to EBITDA multiple for the three months ended March 31, 2011 and 2010 was 6.63 and 6.14 times, respectively.  Management believes various leverage and other financial metrics it monitors provide useful information on total debt levels as well as the Company’s ability to cover interest, principal and/or preferred dividend payments.

The table below presents the principal payments due and weighted average interest rates for the mortgage notes payable at March 31, 2011 (in thousands).

	Total		Recurring
	Mortgage	Balloon	Principal
	Maturities	Payments	Amortization
Schedule of Mortgage Maturities by Years:
2011*	$111,681	$102,694	$8,987
2012	59,365	48,408	10,957
2013	11,346	-	11,346
2014	12,157	-	12,157
2015	39,662	26,891	12,771
2016	400,477	393,875	6,602
Thereafter	241,929	231,939	9,990
Total	$876,617	$803,807	$72,810
Fair value at 03/31/11	$830,034
*Remaining nine months

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

On February 18, 2011, Fund II obtained a $10.0 million mortgage loan secured by Carmel Crossing, a 326,000 square foot office complex in Charlotte, North Carolina.  The mortgage loan has a fixed rate of 5.5% and is interest only through maturity at March 10, 2020. Parkway received $2.4 million in net proceeds from the loan, which represents its 30% equity investment in the property.  The proceeds were used to reduce amounts outstanding under the Company’s credit facility.

On March 31, 2011, Fund II obtained a $9.3 million mortgage loan secured by 245 Riverside, a 135,000 square foot office property in Jacksonville, Florida.  The mortgage has a stated rate of LIBOR plus 200 basis points, has an initial thirty-six month interest only period and a maturity of March 31, 2019.  In connection with this mortgage, Fund II entered into an interest rate swap that fixes the interest rate at 5.3% through September 30, 2018.

On April 8, 2011, Fund II obtained a $22.5 million mortgage loan secured by Corporate Center Four, a 250,000 square foot office property in Tampa, Florida.  The mortgage has a stated rate of LIBOR plus 200 basis points, an initial thirty-six month interest only period and a maturity of April 8, 2019.  In connection with this mortgage, Fund II entered into an interest rate swap that fixes the interest rate at 5.4% through October 8, 2018.

In 2011, the Company has $102.7 million in remaining secured debt maturities.  The Company intends to evaluate each maturity throughout the year and may pursue either dispositions, refinancing with non-recourse, fixed rate mortgage loans, or paying down the existing mortgage loans with available proceeds under the Company’s credit facility.  On May 5, 2011, the Company classified 233 North Michigan in Chicago, Illinois as held for sale as a result of $17.0 million in earnest money related to the sale becoming non-refundable to the buyer.  233 North Michigan is under contract for a gross sales price of $162.2 million.  The Company plans to repay the $84.6 million first mortgage that is secured by the property and scheduled to mature in July 2011, upon closing.  Parkway expects to receive net cash proceeds from the sale after the repayment of the first mortgage of approximately $75.5 million, which will be used to reduce amounts outstanding under the Company’s credit facility.

The Company presently has plans to make recurring capital expenditures to its office properties in 2011 of approximately $46.0 to $49.0 million on a consolidated basis, with approximately $34.0 to $37.0 million representing Parkway’s proportionate share of recurring capital improvements.  During the three months ended March 31, 2011, the Company incurred $8.7 million in recurring capital expenditures on a consolidated basis, with $7.2 million representing Parkway’s proportionate share.  These costs include tenant improvements, leasing costs and recurring building improvements.  Additionally, the Company plans to make improvements related to upgrades on properties acquired in recent years that were anticipated at the time of purchase and major renovations that are nonrecurring in nature to office properties in 2011 of approximately $6.0 to $7.0 million with approximately $3.0 to $4.0 million representing Parkway’s proportionate share.  During the three months ended March 31, 2011, the Company incurred $759,000 related to upgrades and major renovations, with $273,000 representing Parkway’s proportionate share.  All such improvements are expected to be financed by cash flow from the properties, capital expenditure escrow accounts, advances from the Company’s credit facility and contributions from partners.

The Company anticipates that its current cash balance, operating cash flows, contributions from partners and borrowings (including borrowings under the working capital credit facilities) will be adequate to pay the Company’s (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to stockholders, (iv) capital improvements, and (v) normal repair and maintenance expenses at its properties, both in the short and long term.  In addition, the Company may use proceeds from sales of assets, sales of equity securities and borrowings to fund property acquisitions and pay debts as they mature.

Contractual Obligations

See information appearing under the caption “Financial Condition - Notes Payable to Banks and Mortgage Notes Payable” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of changes in long-term debt since December 31, 2010.

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

The following table presents a reconciliation of the Company’s net income (loss) for Parkway Properties, Inc. to FFO for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31
	2011	2010
Net income (loss) for Parkway Properties, Inc.	$(4,595)	$2,543
Adjustments to derive funds from operations:
Depreciation and amortization	24,900	22,622
Depreciation and amortization – discontinued operations	-	120
Noncontrolling interest depreciation and amortization	(5,563)	(4,346)
Adjustments for unconsolidated joint ventures	88	83
Preferred dividends	(2,187)	(1,200)
Funds from operations attributable to common stockholders (1)	$12,643	$19,822

(1)	Funds from operations attributable to common stockholders for the three months ended March 31, 2011 and 2010 include the following items (in thousands):

	Three Months Ended
	March 31
	2011	2010
Loss on extinguishment of debt	$-	$(53)
Acquisition costs – combination	(1,404)	-
Acquisition costs – office property acquisitions	(263)	-
Expenses related to litigation	31	(545)
Non-recurring lease termination fee income	1,521	5,864

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

Forward-Looking Statements

In addition to historical information, certain sections of this Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those that are not in the present or past tense, that discuss the Company’s beliefs, expectations (including the use of the words anticipate, believe, forecast, intends, expects, project or similar expressions) or intentions or those pertaining to the Company’s projected capital improvements, expected sources of financing, expectations as to the timing of acquisitions or dispositions, and descriptions relating to these expectations. Forward-looking statements involve numerous risks and uncertainties (some of which are beyond the control of the Company) and are subject to change based upon various factors, including but not limited to the following risks and uncertainties, among others discussed herein and in the Company’s filings under the Securities Exchange Act of 1934, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: changes in the real estate industry and in the performance of the financial markets; the demand for and market acceptance of the Company’s properties for rental purposes; the amount and growth of the Company’s expenses; tenant financial difficulties and general economic conditions, including interest rates, as well as economic conditions in those areas where the Company owns properties; risks associated with joint venture partners; the risks associated with the ownership and development of real property; the failure to acquire or sell properties as and when anticipated; termination of property management contracts; the bankruptcy or insolvency of companies for which Eola or Parkway provide property management services, the ability of Parkway to integrate the business of Eola and unanticipated costs in connection with such integration, the outcome of claims and litigation involving or affecting the Company; failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended, environmental uncertainties, risks related to natural disasters, changes in real estate and zoning laws increases in real property tax rates and the outcome of claims and litigation involving or affecting the Company. The success of the Company also depends upon the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed elsewhere in this Form 10-Q and in the Company’s filings under the Securities Exchange Act of 1934. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s analysis only as the date hereof.  New risks and uncertainties arise over time, and it is not possible for the Company to predict the occurrence or the manner in which they may affect Parkway.  The Company assumes no obligation to update forward-looking statements, except as may be required by law.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth in Note M to the Consolidated Financial Statements included herein is incorporated by reference.

Item 1A. Risk Factors

Apart from risk factors disclosed below, please refer to Item 1A-Risk Factors, in the 2010 Annual Report on Form 10-K for a full description of risk factors previously disclosed.

Risks associated with our property management business could adversely affect our results of operations by decreasing our revenues.

In addition to the risks we face as a result of our ownership of real estate, we face risks relating to the property management business of the Company, including risks that management contracts or service agreements with third-party owners will be terminated and lost to competitors and/or contracts will not be renewed upon expiration or will not be available for renewal on terms consistent with current terms.  Each of these developments could have a material adverse effect on our business, results of operations and financial condition.

We face risks associated with property acquisitions and other business combinations.

Our acquisition activities and their successes are subject to the following risks:

•	when we are able to locate a desired property, competition from other real estate investors may significantly increase the purchase price;

•	acquired properties and business combinations may fail to perform as expected;

•
acquired properties or management contracts may be located in new markets where we face risks associated with an incomplete knowledge or understanding of the local market, a limited number of established business relationships in the area and a relative unfamiliarity with local governmental and permitting procedures; and

•	we may be unable to quickly and efficiently integrate new acquisitions into existing operations, and results of operations and financial condition could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			Total Number	Maximum Number
			of Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	Of Shares	Price Paid	Announced Plans	Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs

01/01/11 to 01/31/11	16,699(1)	$17.91	-	-
02/01/11 to 02/28/11	-	-	-	-
03/01/11 to 03/31/11	-	-	-	-
Total	16,699	$17.91	-	-

(1)
As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy tax withholding obligations for employees in connection with the vesting of stock.  Shares withheld for tax withholding obligations do not affect the total number of shares available for repurchase under any approved common stock repurchase plan.  At March 31, 2011, the Company did not have an authorized stock repurchase plan in place.

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
PARKWAY PROPERTIES, INC.

Date: May 6, 2011	By:	/s/ Mandy M. Pope
Mandy M. Pope, CPA
Chief Accounting Officer