Form 10-Q
period 2011-06-30
PARKWAY PROPERTIES INC
filed 2011-08-05
CIK 729237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended June 30, 2011
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
Yes ☑ No ☐

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
Yes ☐ No ☑

22,118,817 shares of Common Stock, $.001 par value, were outstanding at August 1, 2011.

PARKWAY PROPERTIES, INC.

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED JUNE 30, 2011

		Page
Part I. Financial Information
Item 1.	Financial Statements

	Consolidated Balance Sheets, June 30, 2011 and December 31, 2010	3

	Consolidated Statements of Operations for the Three Months and Six Months Ended
	June 30, 2011 and 2010	4

	Consolidated Statement of Changes in Equity for the Six Months Ended
	June 30, 2011	6

	Consolidated Statements of Cash Flows for the Six Months Ended
	June 30, 2011 and 2010	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	46

Part II. Other Information

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	46

Item 6.	Exhibits	47

Signatures

Authorized Signatures		48

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
 (In thousands, except share and per share data)

	June 30	December
	2011	2010
	(Unaudited)
Assets
Real estate related investments:
Office and parking properties	$2,077,583	$1,755,310
Land held for development	609	609
Accumulated depreciation	(358,934)	(366,152)
	1,719,258	1,389,767

Land available for sale	750	750
Mortgage loans	10,735	10,336
Investment in unconsolidated joint ventures	1,807	2,892
	1,732,550	1,403,745

Receivables and other assets	154,079	129,638
Intangible assets, net	118,101	50,629
Management contracts, net	51,581	-
Cash and cash equivalents	33,377	19,670
	$2,089,688	$1,603,682

Liabilities
Notes payable to banks	$166,217	$110,839
Mortgage notes payable	959,539	773,535
Accounts payable and other liabilities	126,356	98,818
	1,252,112	983,192

Equity
Parkway Properties, Inc. stockholders’ equity:
8.00% Series D Preferred stock, $.001 par value, 5,421,296 and 4,374,896 shares authorized, issued and outstanding in 2011 and 2010, respectively	128,942	102,787
Common stock, $.001 par value, 64,578,704 and 65,625,104 shares authorized in 2011 and 2010, respectively, 22,120,948 and 21,923,610 shares issued and outstanding in 2011 and 2010, respectively	22	22
Common stock held in trust, at cost, 12,070 and 58,134 shares in 2011 and 2010, respectively	(309)	(1,896)
Additional paid-in capital	517,016	516,167
Accumulated other comprehensive loss	(3,187)	(3,003)
Accumulated deficit	(152,335)	(127,575)
Total Parkway Properties, Inc. stockholders’ equity	490,149	486,502
Noncontrolling interest - real estate partnerships	347,427	133,988
Total equity	837,576	620,490
	$2,089,688	$1,603,682

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	June 30
	(unaudited)
	2011	2010
Revenues
Income from office and parking properties	$68,385	$54,396
Management company income	3,532	336
Total revenues	71,917	54,732

Expenses
Property operating expenses	30,328	25,604
Depreciation and amortization	26,521	19,614
Impairment loss on real estate	1,700	-
Management company expenses	3,202	641
General and administrative	1,671	1,612
Acquisition costs	14,380	-
Total expenses	77,802	47,471

Operating income (loss)	(5,885)	7,261

Other income and expenses
Interest and other income	438	365
Equity in earnings of unconsolidated joint ventures	44	87
Interest expense	(14,871)	(12,563)

Loss before income taxes	(20,274)	(4,850)
Income tax expense	(224)	(100)
Loss from continuing operations	(20,498)	(4,950)
Discontinued operations:
Income from discontinued operations	606	653
Gain on sale of real estate from discontinued operations	4,292	8,518
Total discontinued operations	4,898	9,171

Net income (loss)	(15,600)	4,221
Net loss attributable to noncontrolling interest – real estate partnerships	3,371	2,638

Net income (loss) for Parkway Properties, Inc.	(12,229)	6,859
Dividends on preferred stock	(2,444)	(1,200)
Net income (loss) attributable to common stockholders	$(14,673)	$5,659

Net income (loss) per common share attributable to Parkway Properties, Inc.:
Basic:
Loss from continuing operations attributable to Parkway Properties, Inc.	$(0.91)	$(0.17)
Discontinued operations	0.23	0.43
Basic net income (loss) attributable to Parkway Properties, Inc.	$(0.68)	$0.26
Diluted:
Loss from continuing operations attributable to Parkway Properties, Inc.	$(0.91)	$(0.17)
Discontinued operations	0.23	0.43
Diluted net income (loss) attributable to Parkway Properties, Inc.	$(0.68)	$0.26

Weighted average shares outstanding:
Basic	21,489	21,410
Diluted	21,489	21,410

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Six Months Ended June 30
	2011	2010
	(Unaudited)
Revenues
Income from office and parking properties	$128,478	$115,778
Management company income	3,870	746
Total revenues	132,348	116,524

Expenses
Property operating expenses	57,415	52,536
Depreciation and amortization	49,606	40,324
Impairment loss on real estate	1,700	-
Management company expenses	4,079	1,385
General and administrative	3,478	3,603
Acquisition costs	16,729	-
Total expenses	133,007	97,848

Operating income (loss)	(659)	18,676

Other income and expenses
Interest and other income	762	750
Equity in earnings of unconsolidated joint ventures	79	192
Interest expense	(28,512)	(25,117)

Loss before income taxes	(28,330)	(5,499)
Income tax expense	(224)	(117)
Loss from continuing operations	(28,554)	(5,616)
Discontinued operations:
Income from discontinued operations	872	1,275
Gain on sale of real estate from discontinued operations	4,292	8,518
Total discontinued operations	5,164	9,793

Net income (loss)	(23,390)	4,177
Net loss attributable to noncontrolling interest – real estate partnerships	6,566	5,225

Net income (loss) for Parkway Properties, Inc.	(16,824)	9,402
Dividends on preferred stock	(4,631)	(2,400)
Net income (loss) attributable to common stockholders	$(21,455)	$7,002

Net income (loss) per common share attributable to Parkway Properties, Inc.:
Basic:
Loss from continuing operations attributable to Parkway Properties, Inc.	$(1.24)	$(0.13)
Discontinued operations	0.24	0.46
Basic net income (loss) attributable to Parkway Properties, Inc.	$(1.00)	$0.33
Diluted:
Loss from continuing operations attributable to Parkway Properties, Inc.	$(1.24)	$(0.13)
Discontinued operations	0.24	0.46
Diluted net income (loss) attributable to Parkway Properties, Inc.	$(1.00)	$0.33

Weighted average shares outstanding:
Basic	21,483	21,400
Diluted	21,483	21,400

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share and per share data)
(Unaudited)

	Parkway Properties, Inc. Stockholders
	Preferred Stock	Common Stock	Common Stock Held in Trust	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest – Real Estate Partnerships	Total Equity
Balance at December 31, 2010	$102,787	$22	$(1,896)	$516,167	$(3,003)	$(127,575)	$133,988	$620,490
Comprehensive loss
Net loss	-	-	-	-	-	(16,824)	(6,566)	(23,390)
Change in fair value of interest rate swaps	-	-	-	-	(184)	-	(2,251)	(2,435)
Total comprehensive loss	-	-	-	-	-	-	-	(25,825)
Common dividends declared - $0.15 per share	-	-	-	-	-	(3,305)	-	(3,305)
Preferred dividends declared - $1.00 per share	-	-	-	-	-	(4,631)	-	(4,631)
Share-based compensation	-	-	-	888	-	-	-	888
Issuance of 1,046,400 shares of 8.0% Series D Preferred stock	26,155	-	-	-	-	-	-	26,155
15,027 shares issued in lieu of Directors’ fees	-	-	-	272	-	-	-	272
Issuance costs for shelf registration	-	-	-	(12)	-	-	-	(12)
16,688 and 11 shares withheld to satisfy tax withholding obligation in connection with the vesting of restricted stock and deferred incentive share units, respectively	-	-	-	(299)	-	-	-	(299)
Distribution of 48,125 shares of common stock from deferred compensation plan	-	-	1,625	-	-	-	-	1,625
Contribution of 2,061 shares of common stock to deferred compensation plan	-	-	(38)	-	-	-	-	(38)
Contribution of capital by noncontrolling interest	-	-	-	-	-	-	251,168	251,168
Distribution of capital to noncontrolling interest	-	-	-	-	-	-	(28,912)	(28,912)
Balance at June 30, 2011	$128,942	$22	$(309)	$517,016	$(3,187)	$(152,335)	$347,427	$837,576

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30
	2011	2010
	(Unaudited)
Operating activities
Net income (loss)	$(23,390)	$4,177
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	49,606	40,324
Depreciation and amortization – discontinued operations	2,410	3,928
Amortization of above (below) market leases	(554)	(419)
Amortization of above (below) market leases – discontinued operations	210	438
Amortization of loan costs	1,007	924
Amortization of mortgage loan discount	(400)	(342)
Share-based compensation expense	888	391
Operating distributions from unconsolidated joint ventures	507	-
Non-cash impairment loss on real estate	1,700	-
Gain on sale of real estate investments	(4,292)	(8,518)
Equity in earnings of unconsolidated joint ventures	(79)	(192)
Increase in deferred leasing costs	(8,487)	(2,742)
Changes in operating assets and liabilities:
Change in receivables and other assets	(8,947)	(5,667)
Change in accounts payable and other liabilities	228	(1,612)

Cash provided by operating activities	10,407	30,690

Investing activities
Distributions from unconsolidated joint ventures	135	-
Investment in real estate	(488,279)	-
Investment in other assets	(3,500)	-
Investment in management company	(32,400)	-
Proceeds from sale of real estate	156,546	4,758
Improvements to real estate	(19,161)	(15,579)

Cash used in investing activities	(386,659)	(10,821)

Financing activities
Principal payments on mortgage notes payable	(101,233)	(94,982)
Proceeds from mortgage notes payable	200,013	58,000
Proceeds from bank borrowings	219,671	63,674
Payments on bank borrowings	(164,293)	(39,532)
Debt financing costs	(4,654)	(737)
Purchase of Company stock	(299)	(677)
Dividends paid on common stock	(3,270)	(3,224)
Dividends paid on preferred stock	(4,375)	(2,400)
Contributions from noncontrolling interest partners	251,168	-
Distributions to noncontrolling interest partners	(28,912)	-
Proceeds from stock offering	26,143	(14)

Cash provided by (used in) financing activities	389,959	(19,892)

Change in cash and cash equivalents	13,707	(23)

Cash and cash equivalents at beginning of period	19,670	20,697

Cash and cash equivalents at end of period	$33,377	$20,674

See notes to consolidated financial statements.

Parkway Properties, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2011

Note A – Basis of Presentation

The consolidated financial statements include the accounts of Parkway Properties, Inc. (“Parkway” or “the Company”), its wholly-owned subsidiaries and joint ventures in which the Company has a controlling interest.  The other partners’ equity interests in the consolidated joint ventures are reflected as noncontrolling interests in the consolidated financial statements.  Parkway also consolidates subsidiaries where the entity is a variable interest entity (“VIE”) and Parkway is the primary beneficiary and has the power to direct the activities of the VIE and has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive the benefits from the VIE that could be potentially significant to the VIE.  At June 30, 2011 and December 31, 2010, Parkway did not have any VIEs that required consolidation.  All significant intercompany transactions and accounts have been eliminated in the accompanying financial statements.

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

The accompanying unaudited condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  All such adjustments are of a normal recurring nature.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.  The financial statements should be read in conjunction with the 2010 annual report and the notes thereto.

The balance sheet at December 31, 2010 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by United States GAAP for complete financial statements.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income”, which modifies reporting requirements for comprehensive income in order to increase the prominence of items reported in other comprehensive income in the financial statements.  ASU 2011-05 requires presentation of either a single continuous statement of comprehensive income or two separate, but consecutive statements in which the first statement presents net income and its components followed by a second statement that presents total other comprehensive income, the components of other comprehensive income, and total comprehensive income.  The requirements of ASU 2011-05 will be effective for interim and annual periods beginning after December 15, 2011.  The Company is currently evaluating the impact of ASU 2011-05 on the Company’s consolidated financial statements.

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

The computation of diluted EPS is as follows (in thousands, except per share data):

	Three Months Ended June 30		Six Months Ended June 30

	2011	2010	2011	2010
Numerator:
Basic and diluted net income (loss) attributable to common stockholders	$(14,673)	$5,659	$(21,455)	$7,002

Basic weighted average shares	21,489	21,410	21,483	21,400
Dilutive weighted average shares	21,489	21,410	21,483	21,400
Diluted net income (loss) per share attributable to Parkway Properties, Inc.	$(0.68)	$0.26	$(1.00)	$0.33

The computation of diluted EPS for the three months and six months ended June 30, 2011 and 2010 did not include the effect of employee stock options, deferred incentive share units and restricted shares because their inclusion would have been anti-dilutive.

Note C – Supplemental Cash Flow Information and Schedule of Non-Cash Investing and Financing Activity

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

	Six Months Ended June 30

	2011	2010
	(in thousands)
Supplemental cash flow information:
Cash paid for interest	$27,870	$26,719
Supplemental schedule of non-cash investing and financing activity:
Mortgage note payable transferred to purchaser	-	(8,666)
Mortgage loan issued to purchaser	-	(1,500)
Contingent consideration related to the contribution of the Management Company	31,000	-
Restricted shares and deferred incentive share units issued (forfeited)	2,251	(598)
Mortgage loan assumed in purchase	87,225	-
Shares issued in lieu of Directors’ fees	272	285

Note D – Acquisitions & Dispositions

On January 21, 2011, the Company and Parkway Properties Office Fund II, LP (“Fund II”) acquired the office and retail portion of 3344 Peachtree located in the Buckhead submarket of Atlanta for $167.3 million.  3344 Peachtree contains approximately 484,000 square feet of office and retail space and includes an adjacent eleven-story parking structure.  Funds II’s investment in the property totaled $160.0 million, with Parkway funding the remaining $7.3 million.  Due to Parkway’s additional investment, the Company’s effective ownership in the property is 33.03%.  An additional $2.6 million is expected to be spent for closing costs, building improvements, leasing costs and tenant improvements during the first two years of ownership.  Simultaneous with closing, Fund II assumed the $89.6 million existing non-recourse first mortgage loan, which matures on October 1, 2017, and carries a fixed interest rate of 4.8%.  In accordance with GAAP, the mortgage loan was recorded at $87.2 million to reflect the value of the instrument based on a market interest rate of 5.25% on the date of purchase.  Parkway’s equity contribution in the investment is $25.5 million and was initially funded through availability under the Company’s credit facility.

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

On April 8, 2011, Fund II purchased Corporate Center Four at International Plaza (“Corporate Center Four”) located in Westshore submarket of Tampa, Florida for $45.0 million.  Corporate Center Four contains approximately 250,000 square feet of office space.  An additional $5.6 million is expected to be spent for closing costs, building improvements, leasing costs and tenant improvements during the first two years of ownership.  In connection with the purchase, Fund II placed a $22.5 million non-recourse mortgage loan with an initial thirty-six month interest only period and a maturity date of April 8, 2019.  The mortgage loan has a stated rate of LIBOR plus 200 basis points.  In connection with the mortgage loan, Fund II entered into an interest rate swap agreement that fixes the interest rate at 5.4% through October 8, 2018.  Parkway’s equity contribution of $6.8 million was funded through availability under the Company’s credit facility.  Parkway’s effective ownership interest in this asset is 30%.

On May 11, 2011, the Company sold 233 North Michigan, a 1.1 million square foot office property in Chicago, Illinois, for a gross sales price of $162.2 million.  At closing, the Company repaid the $84.6 million first mortgage secured by the property that was scheduled to mature in July 2011.  Parkway received net cash proceeds after repayment of the mortgage loan of $74.0 million, which were used to reduce amounts outstanding under the Company’s credit facility.  The Company recognized a gain on extinguishment of debt of $302,000, which is classified as income from discontinued operations and a gain on the sale of real estate from discontinued operations of $4.3 million during the second quarter of 2011.

On May 18, 2011, Fund II completed the closing of its purchase of four additional office properties for $316.5 million.  The four properties include Two Liberty Place in Philadelphia, Two Ravinia Drive in Atlanta, Bank of America Center in Orlando, and Cypress Center I, II and III (“Cypress Center”) in Tampa.  The properties contain approximately 2.1 million square feet of office space, and an additional $20.9 million is expected to be spent for closing costs, building improvements, leasing costs and tenant improvements during the first two years of ownership.  An existing institutional investor in Two Liberty Place retained an 11% ownership in the property.  Parkway’s pro rata share of Two Liberty Place is 19% and Parkway’s partner in Fund II owns the remaining 70% interest.  Fund II acquired 100% of the remaining three assets, with Parkway’s ownership at 30%.  In connection with the purchases, Fund II placed separate non-recourse mortgage loans on each property totaling $158.3 million with a weighted average interest rate of 4.99%, initial thirty-six month interest only periods, and maturity dates ranging from May 2016 to June 2019.  Parkway’s equity contribution of $37.6 million was initially funded through availability under the Company’s credit facility.

On June 30, 2011, Fund II purchased Hayden Ferry Lakeside I (“Hayden Ferry I”) located in the Tempe submarket of Phoenix, Arizona, for $39.4 million.  Hayden Ferry I contains approximately 203,000 square feet of office space.  An additional $4.3 million is expected to be spent for closing costs, building improvements, leasing costs and tenant improvements during the first two years of ownership.  Fund II obtained a $22.0 million non-recourse mortgage loan with a fixed interest rate of 4.5%, an initial thirty-six month interest only period, and a maturity date of July 25, 2018.  Parkway's equity contribution of $5.2 million was initially funded through availability under the Company’s credit facility.  Parkway’s effective ownership interest in this asset is 30%.  Following the purchase of Hayden Ferry I, the total amount invested by Fund II is approximately $640.4 million, or 85.4% of the Fund’s investment capacity.

The allocation of purchase price allocated to intangible assets and liabilities and weighted average amortization period (in years) for each class of asset or liability for 3344 Peachtree, 245 Riverside, Corporate Center Four, Two Liberty Place, Two Ravinia Drive, Bank of America Center, Cypress Center and Hayden Ferry I is as follows (in thousands, except weighted average life):

	Amount	Weighted Average Life
Land	$78,028	N/A
Buildings	367,048	40
Tenant improvements	43,284	6
Lease commissions	26,228	6
Lease in place value	43,878	6
Above market leases	28,984	7
Below market leases	(5,387)	12
Other	2,388	7
Mortgage assumed	(87,225)	7

The allocation of purchase price for all properties except 3344 Peachtree and 245 Riverside was preliminary at June 30, 2011.

On May 18, 2011, the Company closed on the agreement with Eola Capital, LLC (“Eola”) in which Eola contributed its Property Management Company (the “Management Company”) to Parkway.  Eola’s principals contributed the Management Company to Parkway for initial consideration of $32.4 million in cash and Eola’s principals have the opportunity to earn (i) up to 1.574 million units of limited partnership interest in Parkway’s operating partnership (“OP Units”) through an earn-out arrangement and (ii) up to 226,000 additional OP Units through an earn-up arrangement.  To the extent earned, all OP Units are redeemable for shares of Parkway common stock on a one-for-one basis.  Earn-out and earn-up consideration is contingent upon the achievement by the Management Company of targeted annual gross fee revenue and/or share price levels during an initial period for the balance of 2011 after closing and a second period for the full calendar year 2012.  Parkway also has protections against fee income loss in the form of a provision requiring specific payments to Parkway in the event of certain terminations of existing management contracts and a non-compete agreement with regard to the existing management contracts of the Management Company.  The Management Company was contributed to a wholly-owned taxable REIT subsidiary and therefore, the Company began incurring income tax expenses upon closing of the agreement.  The Management Company currently manages assets totaling approximately 11.2 million square feet.  Parkway funded the cash consideration for the Management Company contribution with operating cash flow, proceeds from the disposition of office properties, proceeds from an equity issuance and amounts available under the Company’s credit facilities.

The unaudited pro forma effect on the Company’s results of operations for the purchase of 3344 Peachtree, 245 Riverside, Corporate Center Four, Two Liberty Place, Two Ravinia Drive, Bank of America Center, Cypress Center, Hayden Ferry I and the Management Company as if the purchase had occurred on January 1, 2010 is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Revenues	$82,134	$80,174	$174,035	$167,402
Net income (loss) attributable to common stockholders	$(8,947)	$2,891	$(13,592)	$4,393
Basic net income (loss) attributable to common stockholders	$(0.42)	$0.14	$(0.63)	$0.21
Diluted net income (loss) attributable to common stockholders	$(0.42)	$0.13	$(0.63)	$0.20

On July 6, 2011, RubiconPark II, LLC, sold Maitland 200 for a gross sale price of $23.0 million.  Maitland 200 is a 204,000 square foot office property located in the Maitland submarket of Orlando.  The $16.9 million mortgage loan secured by the property was repaid upon closing.  Parkway owned a 20% interest in the property and received a priority distribution after the repayment of secured debt of approximately $2.8 million, which was used to reduce amounts outstanding under the Company’s credit facility.  The Company estimates that it will recognize a gain on the sale of approximately $690,000 during the third quarter of 2011.  Parkway Realty Services, LLC, a subsidiary of the Company, will continue to provide management services and receive management fee income for the property.

On July 19, 2011, the Company sold Greenbrier Towers I & II for a gross sale price of $16.7 million.  The two office properties total 172,000 square feet and are located in the Greenbrier area of Chesapeake, Virginia, also known as Hampton Roads and the sale represents the final exit of the market.  The properties were unencumbered with debt at the time of the sale.  Parkway received approximately $16.1 million in net proceeds at closing, which were used to reduce amounts outstanding under the Company's credit facility.  The Company classified the property as held for sale and estimates that it will record a gain on the sale of real estate of approximately $1.2 million during the third quarter of 2011.

Subsequent to June 30, 2011, the Company was under contract to sell, with buyer earnest money deposits non-refundable, an additional 380,000 square feet of wholly-owned office properties located in Columbia, South Carolina and Richmond, Virginia.  The asset sales are subject to customary closing requirements, and the Company expects that these sales will be completed in the third quarter 2011.  The Company recorded a non-cash impairment loss of $1.7 million related to a non-core office property targeted for sale in Columbia, South Carolina.  As a result, the Company estimated that the fair value of this property was less than its carrying value at June 30, 2011.  Therefore, an impairment loss was recognized on this property during the second quarter of 2011.

Note E – Discontinued Operations

All current and prior period income from the following office property dispositions is included in discontinued operations for the three months and six months ended June 30, 2011 and 2010 (in thousands).

Office Property	Location	Square Feet	Date of Sale	Net Sales Price	Net Book Value of Real Estate	Gain on Sale
One Park Ten	Houston, Texas	163	04/15/10	$14,924	$6,406	$8,518
2010 Dispositions		163		$14,924	$6,406	$8,518

233 North Michigan	Chicago, Illinois	1,070	05/11/11	$156,546	$152,254	$4,292
2011 Dispositions		1,070		$156,546	$152,254	$4,292

On May 11, 2011, the Company sold 233 North Michigan, a 1.1 million square foot office building in Chicago, Illinois, for gross proceeds of $162.2 million and recorded a gain on the sale of $4.3 million.  Accordingly, income from 233 North Michigan has been classified as discontinued operations for all current and prior periods presented.

The amount of revenue and expense for these two office properties reported in discontinued operations for the three months and six months ended June 30, 2011 and 2010 is as follows (in thousands):

	Three Months ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Income statement:
Revenues
Income from office and parking properties	$3,261	$7,876	$10,348	$16,263
	3,261	7,876	10,348	16,263

Expenses
Office and parking properties:
Operating expense	1,880	4,044	5,803	8,478
Interest expense	180	1,283	1,263	2,582
Depreciation and amortization	595	1,896	2,410	3,928
	2,655	7,223	9,476	14,988

Income from discontinued operations	606	653	872	1,275
Gain on sale of real estate from discontinued operations	4,292	8,518	4,292	8,518
Total discontinued operations	$4,898	$9,171	$5,164	$9,793

Note F – Mortgage Loans

The Company owns the B participation piece (the “B piece”) of a first mortgage secured by an 844,000 square foot office building in Dallas, Texas known as 2100 Ross at an original cost of $6.9 million.  The B piece was originated by Wachovia Bank, N.A., a Wells Fargo Company, and has a face value of $10.0 million and a stated coupon rate of 6.065%. Upon maturity in May 2012, the Company will receive a principal payment of $10.0 million, which produces a yield to maturity of 15.6%.  The carrying amount of the mortgage loan was $9.2 million at June 30, 2011.

During the second quarter, the borrower entered into default on the mortgage secured by 2100 Ross, including the B piece held by the Company.  At this time, the Company views its investment in the B piece as recoverable and intends to pursue its rights under various loan agreements.

In connection with the sale of One Park Ten, the Company seller-financed a $1.5 million note receivable that bears interest at 7.25% per annum on an interest-only basis through maturity in June 2012.  The carrying amount of the mortgage loan was $1.5 million at June 30, 2011.

Note G – Investment in Unconsolidated Joint Ventures

In addition to the 69 office and parking properties included in the consolidated financial statements, the Company is also invested in two unconsolidated joint ventures with unrelated investors. These investments are accounted for using the equity method of accounting, as Parkway does not control any of these joint ventures.  Accordingly, the assets and liabilities of the joint ventures are not included on Parkway’s consolidated balance sheets at June 30, 2011 and December 31, 2010. Information relating to these unconsolidated joint ventures is detailed below (in thousands).

			Parkway’s
			Ownership	Square	Percentage
Joint Venture Entity	Property Name	Location	Interest	Feet	Leased
Parkway Joint Venture, LLC (“Jackson JV”)	UBS Building/River Oaks	Jackson, MS	20.0%	167	83.8%
RubiconPark II, LLC (“Maitland JV”)	Maitland 200	Orlando, FL	20.0%	205	95.7%
				372	90.4%

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

At June 30, 2011 and December 31, 2010, the Company’s investment in unconsolidated joint ventures was $1.8 million or 0.1% of total assets and $2.9 million or 0.2% of total assets, respectively.

On February 4, 2011, the Company purchased its partner’s 50% interest in the Wink JV for $250,000.  The Wink JV was established for the purpose of owning the Wink Building, a 32,000 square foot office property in New Orleans, Louisiana.  Upon completing the purchase of its partner’s interest, Parkway now owns 100% of the Wink Building.

On July 6, 2011, RubiconPark II, LLC, sold Maitland 200 for a gross sale price of $23.0 million.  Maitland 200 is a 204,000 square foot office property located in the Maitland submarket of Orlando.  The $16.9 million mortgage loan secured by the property was repaid upon closing.  Parkway owned a 20% interest in the property and received a priority distribution after the repayment of secured debt of approximately $2.8 million, which was used to reduce amounts outstanding under the Company’s credit facility.  The Company estimates that it will recognize a gain on the sale of approximately $690,000 during the third quarter of 2011.  Parkway Realty Services, LLC, a subsidiary of the Company, will continue to provide management services and receive management fee income for the property.

The Company’s share of debt related to its unconsolidated joint venture is the same as its ownership percentage in the venture.  The terms related to Parkway’s share of unconsolidated joint venture mortgage debt are summarized below for June 30, 2011 and December 31, 2010 (in thousands):

				Parkway’s	Monthly	Loan	Loan
	Type of	Interest		Share	Debt	Balance	Balance
Description	Debt Service	Rate	Maturity	of Debt	Service	6/30/11	12/31/10
Jackson JV	Amortizing	5.84%	07/01/15	20.00%	$12	$2,457	$2,474
					$12	$2,457	$2,474
						5.84%	5.84%

Parkway's share of the scheduled principal payments on mortgage debt at June 30, 2011, for the unconsolidated joint ventures for each of the next five years through maturity are as follows (in thousands):

Schedule of Mortgage Maturities by Year:	Jackson JV
2011 (remaining six months)	$17
2012	37
2013	39
2014	41
2015	2,323
$2,457

Note H – Management Contracts

During the second quarter of 2011, as part of the Company’s combination with Eola, Parkway purchased the management contracts associated with Eola’s property management business.  At the purchase date, the contracts were valued by an independent appraiser at $52.0 million.  The value of the management contracts is based on the sum of the present value of future cash flows attributable to the management contracts, in addition to the value of tax savings as a result of the amortization of intangible assets.  During the second quarter of 2011, the Company recorded amortization expense of $419,000 on the management contracts.  Also, in conjunction with the valuation of the management company, the Company recorded $11.4 million of goodwill.  At June 30, 2011, the allocation of purchase price is still preliminary.

Note I - Capital and Financing Transactions

At June 30, 2011, the Company had a total of $166.2 million outstanding under its credit facilities (collectively, the “Credit Facility”) and was in compliance with all loan covenants under each credit facility.  The interest rate on the Company’s credit facility is based on LIBOR plus 275 to 350 basis points depending on the Company’s overall leverage, with the current rate set at LIBOR plus 350 basis points.  Additionally, the Company pays fees on the unused portion of the Company’s credit facility ranging between 40 and 50 basis points based upon usage of the aggregate commitment, with the current rate set at 40 basis points.

Mortgage notes payable at June 30, 2011 totaled $959.5 million with an average interest rate of 5.8% and were secured by office properties.

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

On March 31, 2011, Fund II obtained a $9.3 million mortgage loan secured by 245 Riverside, a 135,000 square foot office property in Jacksonville, Florida.  The mortgage has a stated rate of LIBOR plus 200 basis points, an initial thirty-six month interest only period and a maturity of March 31, 2019.  In connection with this mortgage, Fund II entered into an interest rate swap that fixes the interest rate at 5.3% through September 30, 2018.

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

On May 11, 2011, the Company sold 233 North Michigan, a 1.1 million square foot office property located in the central business district of Chicago, for a gross sale price of $162.2 million.  At closing, the Company repaid the $84.6 million non-recourse mortgage loan secured by the property that was scheduled to mature in July 2011.  Parkway received net cash proceeds after the repayment of the mortgage loan of approximately $74 million, which were used to reduce amounts outstanding under the Company’s credit facility.  The Company recognized a gain on extinguishment of debt of $302,000 during the second quarter of 2011, which is recorded in income from discontinued operations.

On May 18, 2011, Fund II obtained the following mortgage loans in connection with the purchase of four office properties:

•
A $12.1 million non-recourse mortgage loan secured by Cypress Center, a 286,000 square foot office complex in the Westshore submarket of Tampa, Florida.  The mortgage loan has a stated rate of LIBOR plus 200 basis points with a maturity of May 18, 2016. Upon obtaining the mortgage, Fund II entered into an interest rate swap that fixes the interest rate at 4.1% through November 18, 2015.

•
A $33.9 million non-recourse mortgage loan secured by Bank of America Center, a 421,000 square foot office property in the central business district of Orlando, Florida.  The mortgage loan has a stated rate of LIBOR plus 200 basis points with a maturity of May 18, 2018.  Upon obtaining the mortgage, Fund II entered into an interest rate swap that fixes the interest rate at 4.7% through November 18, 2017.

•
A $22.1 million non-recourse mortgage loan secured by Two Ravinia Drive, a 438,000 square foot office property located in the Central Perimeter submarket of Atlanta, Georgia.  The mortgage loan has a stated rate of LIBOR plus 200 basis points with a maturity of May 20, 2019.  Upon obtaining the mortgage, Fund II entered into an interest rate swap that fixes the interest rate at 4.99% through November 18, 2018.

•
A $90.2 million non-recourse mortgage loan secured by Two Liberty Place, a 941,000 square foot office property located in the central business district of Philadelphia, Pennsylvania.  The mortgage loan has a fixed rate of 5.2% and a maturity date of June 10, 2019.

On May 18, 2011, the Company issued 1.0 million additional shares of its 8.0% Series D Cumulative Redeemable Preferred Stock to an institutional investor at a price of $25.00 per share, equating to a yield of 8.0%.  The Series D Preferred Stock has a $25.00 liquidation value per share and is redeemable at the option of the Company at any time upon proper notice.  The Company used the net proceeds of approximately $26.2 million to fund the combination with Eola and the Company’s share of equity contributions to purchase Fund II office properties.

On June 1, 2011, the Company repaid a $9.9 million non-recourse mortgage loan secured by Forum I, a 163,000 square foot office property in Memphis, Tennessee.  The mortgage loan had a fixed interest rate of 5.3%.  The Company repaid the mortgage loan using available proceeds under the credit facility.

On June 1, 2011, the Company elected not to pay a $8.5 million non-recourse mortgage loan secured by the Wells Fargo Building, a 136,000 square foot office building in Houston.  This mortgage loan had a fixed interest rate of 4.4%.  The Company is currently in default on this mortgage and is in discussions with the lender.  The Company evaluated this building and determined that no impairment loss should be recorded at June 30, 2011.

On June 30, 2011, Fund II acquired Hayden Ferry I located in the Tempe submarket of Phoenix for $39.4 million.  In connection with the purchase, on July 25, 2011, Fund II placed a $22 million non-recourse mortgage loan with a fixed interest rate of 4.5%, an initial thirty-six month interest only period, and a maturity date of July 25, 2018.  Parkway’s equity contribution of $5.2 million was initially funded through availability under the Company’s credit facility.

Note J - Noncontrolling Interest - Real Estate Partnerships

The Company has an interest in two joint ventures that are included in its consolidated financial statements. Information relating to these consolidated joint ventures is detailed below.

		Parkway’s	Square Feet
Joint Venture Entity and Property Name	Location	Ownership %	(In thousands)
Parkway Properties Office Fund, LP
Desert Ridge Corporate Center	Phoenix, AZ	26.50%	293
Maitland 100	Orlando, FL	25.00%	128
555 Winderley	Orlando, FL	25.00%	102
Gateway Center	Orlando, FL	25.00%	229
BellSouth Building	Jacksonville, FL	25.00%	92
Centurion Centre	Jacksonville, FL	25.00%	88
100 Ashford Center	Atlanta, GA	25.00%	160
Peachtree Ridge	Atlanta, GA	25.00%	161
Overlook II	Atlanta, GA	25.00%	260
U.S. Cellular Plaza	Chicago, IL	40.00%	610
Chatham Centre	Schaumburg, IL	25.00%	206
Renaissance Center	Memphis, TN	25.00%	190
1401 Enclave Parkway	Houston, TX	25.00%	209
Total Parkway Properties Office Fund, LP			2,728

Parkway Properties Office Fund II, LP
Hayden Ferry Lakeside I	Phoenix, AZ	30.00%	203
245 Riverside	Jacksonville, FL	30.00%	135
Bank of America Center	Orlando, FL	30.00%	421
Corporate Center Four at International Plaza	Tampa, FL	30.00%	250
Cypress Center I - III	Tampa, FL	30.00%	286
Falls Pointe	Atlanta, GA	30.00%	107
Lakewood II	Atlanta, GA	30.00%	128
3344 Peachtree	Atlanta, GA	33.03%	485
Two Ravinia	Atlanta, GA	30.00%	438
Carmel Crossing	Charlotte, NC	30.00%	326
Two Liberty Place	Philadelphia, PA	19.00%	941
Total Parkway Properties Office Fund II, LP			3,720

Total Consolidated Joint Ventures			6,448

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

In 2008, Parkway formed Fund II, a $750.0 million discretionary fund with the Teacher Retirement System of Texas (“TRST”), for the purpose of acquiring high-quality multi-tenant office properties.  TRST is a 70% investor, and Parkway is a 30% investor in the fund, which, when fully funded, will be capitalized with approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt.  Parkway’s share of the equity contribution for the fund will be $112.5 million and will be funded with operating cash flow, proceeds from asset sales, issuance of equity securities and/or advances on the credit facility as needed on a temporary basis.  Fund II targets acquisitions in the core markets of Houston, Austin, San Antonio, Chicago, Atlanta, Phoenix, Charlotte, Memphis, Nashville, Jacksonville, Orlando, Tampa/St. Petersburg, and Ft. Lauderdale, as well as other growth markets to be determined at Parkway’s discretion.  As of June 30, 2011, Fund II included investments in eleven office properties totaling $640.4 million which represents 85.4% of the fund’s $750.0 million investment capacity.

An existing institutional investor in Two Liberty Place retained an 11% ownership in the property.  Parkway’s pro rata share of Two Liberty Place is 19% and Parkway’s partner in Fund II owns the remaining 70% interest.

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

Noncontrolling interest - real estate partnerships represents the other partners’ proportionate share of equity in the partnerships discussed above at June 30, 2011.

Note K - Share-Based and Long-Term Compensation Plans

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

Compensation expense related to restricted shares and deferred incentive share units of $888,000 and $391,000 was recognized for the six months ended June 30, 2011 and 2010, respectively.  Total compensation expense related to nonvested awards not yet recognized was $4.2 million at June 30, 2011.  The weighted average period over which the expense is expected to be recognized is approximately 2.5 years.

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

On May 12, 2011, the Company’s Board of Directors, upon the recommendation of the Compensation Committee, approved the Parkway Properties, Inc. 2011 Employee Inducement Award Plan (the “2011 Inducement Plan”).  The 2011 Inducement Plan is substantively similar to the Company’s 2010 Omnibus Equity Incentive Plan, approved by the Company’s stockholders on May 13, 2010, however the potential awards under the 2011 Inducement Plan are limited to shares of restricted stock and restricted share units to new employees of the Company as a result of the Company’s combination with Eola.

On May 18, 2011, the Board of Directors approved 63,241 FOCUS Plan long-term equity incentive awards to new officers of the Company.  The long-term equity incentive awards are valued at $577,000 which equates to an average price per share of $9.12 and consist of 11,384 time-based awards, 29,091 market condition awards subject to an absolute total return goal, and 22,766 market condition awards subject to a relative total return goal.  The Company also awarded 17,530 deferred incentive share units to approximately 136 other former employees of Eola who became employees of the Company effective May 18, 2011.  These shares will be accounted for as equity-classified awards.

Also on May 18, 2011, the Board of Directors approved 68,802 FOCUS Plan long-term equity incentive awards to new officers of the Company effective June 1, 2011.  The long-term equity incentive awards are valued at $628,000 which equates to an average price per share of $9.13 and consist of 12,384 time-based awards, 31,649 market condition awards subject to an absolute total return goal, and 24,769 market condition awards subject to a relative total return goal.  These shares will be accounted for as equity-classified awards.

On June 20, 2011, the Board of Directors approved 8,705 FOCUS Plan long-term equity incentive awards to officers of the Company.  The long-term equity incentive awards are valued at $68,000 which equates to an average price per share of $7.81 and consist of 534 time-based awards, 4,584 market condition awards subject to an absolute total return goal, and 3,587 market condition awards subject to a relative total return goal.  These shares will be accounted for as equity-classified awards.

On July 1, 2011, 6,345 restricted shares vested and were issued to officers of the Company.  These shares were granted in July 2010 and vested one year from the grant date.

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

A summary of the Company’s restricted shares and deferred incentive share unit activity for the six months ended June 30, 2011 is as follows:

		Weighted		Weighted
		Average	Deferred	Average
	Restricted	Grant-Date	Incentive	Grant-Date
	Shares	Fair Value	Share Units	Fair Value
Balance at 12/31/10	479,930	$12.81	15,640	$25.71
Issued	196,371	10.23	17,010	16.37
Vested	(53,060)	34.47	(30)	52.36
Forfeited	-	-	(1,390)	26.15
Balance at 06/30/11	623,241	$10.15	31,230	$20.58

Note L - Fair Values of Financial Instruments

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

Cash and cash equivalents

The carrying amounts for cash and cash equivalents approximated fair value at June 30, 2011 and December 31, 2010.

Mortgage loan receivable

The Company owns the B participation piece (the “B piece”) of a first mortgage secured by an 844,000 square foot office building in Dallas, Texas known as 2100 Ross, and the carrying amount of the mortgage loan was approximately $9.2 million and $8.8 million at June 30, 2011 and December 31, 2010, respectively.  In connection with the sale of One Park Ten, the Company seller-financed a $1.5 million note receivable, and the carrying amount of the note was $1.5 million at June 30, 2011 and December 31, 2010.  The carrying amount of each mortgage loan approximated fair value at June 30, 2011 and December 31, 2010.

Mortgage notes payable

The fair value of the mortgage notes payable is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.  The aggregate fair value of the mortgage notes payable at June 30, 2011 was $876.3 million as compared to its carrying amount of $959.5 million.  The aggregate fair value of the mortgage notes payable at December 31, 2010 was $734.6 million as compared to its carrying amount of $773.5 million.

Notes payable to banks

The fair value of the Company’s notes payable to banks is estimated by discounting expected cash flows at current market rates.  The aggregate fair value of the notes payable to banks at June 30, 2011 was $149.7 million as compared to its carrying amount of $166.2 million.  The aggregate fair value of the notes payable to banks at December 31, 2010 was $109.6 million as compared to its carrying amount of $110.8 million.

Interest rate swap agreements

The fair value of the interest rate swaps is determined by estimating the expected cash flows over the life of the swap using the mid-market rate and price environment as of the last trading day of the reporting period.  This information is considered a Level 2 input as defined by ASC 820.  The aggregate fair value liability of the interest rate swaps at June 30, 2011 and December 31, 2011 was $5.4 million and $3.0 million, respectively.

Note M – Litigation

As previously disclosed, J. Mitchell Collins, the Company's former Chief Financial Officer, has brought and threatened claims against the Company relating to the termination of his employment with the Company.  There have been no significant changes in the litigation by Mr. Collins since the filing of the Company's Form 10-K for the year ended December 31, 2010, and management continues to believe that the final outcome of the litigation by Mr. Collins will not have a material adverse effect on the Company's financial statements.  In early April 2011, the Company filed an injunction action against Mr. Collins, Parkway Properties, Inc. v. J. Mitchell Collins, Madison County (MS) No. 2011-340-G, seeking a permanent injunction forbidding Mr. Collins to assume an anonymous or false identity to communicate any accusation against the Company.

Note N - Segment Information

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

The following is a reconciliation of FFO and net income (loss) attributable to common stockholders for office properties and total consolidated entities for the three months ended June 30, 2011 and 2010.  Amounts presented as “Unallocated and Other” represent primarily income and expense associated with providing management services, corporate general and administration expense, interest expense on the Company’s credit facility and preferred dividends.

	At or for the three months ended				At or for the three months ended
	June 30, 2011				June 30, 2010
	Office	Unallocated		Office	Unallocated
	Properties	and Other	Consolidated	Properties	and Other	Consolidated
		(in thousands)			(in thousands)
	(Unaudited)

Income from office and parking properties (a)	$68,385	$-	$68,385	$54,396	$-	$54,396
Management company income	-	3,532	3,532	-	336	336
Property operating expenses (b)	(30,328)	-	(30,328)	(25,604)	-	(25,604)
Depreciation and amortization	(26,521)	-	(26,521)	(19,614)	-	(19,614)
Management company expenses	-	(3,202)	(3,202)	-	(641)	(641)
Income tax expense	-	(224)	(224)	-	(100)	(100)
General and administrative expenses	-	(1,671)	(1,671)	-	(1,612)	(1,612)
Acquisition costs	(1,819)	(12,561)	(14,380)	-	-	-
Other income	-	438	438	-	365	365
Equity in earnings of unconsolidated joint ventures	44	-	44	87	-	87
Interest expense (c)	(13,196)	(1,675)	(14,871)	(11,015)	(1,548)	(12,563)
Adjustment for noncontrolling interest-real estate partnerships	3,371	-	3,371	2,638	-	2,638
Income from discontinued operations	606	-	606	653	-	653
Gain on sale of real estate from discontinued operations	4,292	-	4,292	8,518	-	8,518
Impairment loss on real estate	(1,700)	-	(1,700)	-	-	-
Dividends on preferred stock	-	(2,444)	(2,444)	-	(1,200)	(1,200)
Net income (loss) attributable to common stockholders	3,134	(17,807)	(14,673)	10,059	(4,400)	5,659

Depreciation and amortization	26,521	-	26,521	19,614	-	19,614
Depreciation and amortization – discontinued operations	595	-	595	1,896	-	1,896
Depreciation and amortization noncontrolling interest – real estate partnerships	(8,214)	-	(8,214)	(4,480)	-	(4,480)
Adjustment for depreciation and amortization-unconsolidated joint ventures	72	-	72	85	-	85
Gain on sale of real estate from discontinued operations	(4,292)	-	(4,292)	(8,518)	-	(8,518)
Funds from operations available to common stockholders	$17,816	$(17,807)	$9	$18,656	$(4,400)	$14,256

Capital expenditures (d)	$18,153	$-	$18,153	$12,121	$-	$12,121

(a)	Included in income from office and parking properties are rental revenues, customer reimbursements, parking income and other income.

(b)	Included in property operating expenses are real estate taxes, insurance, contract services, repairs and maintenance and property operating expenses.

(c)
Interest expense for office properties represents interest expense on property secured mortgage debt.  It does not include interest expense on the Company’s unsecured line of credit, which is included in “Unallocated and Other”.

(d)	Capital expenditures include building improvements, tenant improvements and deferred leasing costs.

The following is a reconciliation of FFO and net income (loss) attributable to common stockholders for office properties and total consolidated entities for the six months ended June 30, 2011 and 2010.  Amounts presented as “Unallocated and Other” represent primarily income and expense associated with providing management services, corporate general and administration expense, interest expense on the Company’s credit facility and preferred dividends.

	At or for the six months ended				At or for the six months ended
	June 30, 2011				June 30, 2010
	Office	Unallocated		Office	Unallocated
	Properties	and Other	Consolidated	Properties	and Other	Consolidated
	(in thousands)			(in thousands)
	(Unaudited)

Income from office and parking properties (a)	$128,478	$-	$128,478	$115,778	$-	$115,778
Management company income	-	3,870	3,870	-	746	746
Property operating expenses (b)	(57,415)	-	(57,415)	(52,536)	-	(52,536)
Depreciation and amortization	(49,606)	-	(49,606)	(40,324)	-	(40,324)
Management company expenses	-	(4,079)	(4,079)	-	(1,385)	(1,385)
Income tax expense	-	(224)	(224)	-	(117)	(117)
General and administrative expenses	-	(3,478)	(3,478)	-	(3,603)	(3,603)
Acquisition costs	(2,764)	(13,965)	(16,729)	-	-	-
Other income	-	762	762	-	750	750
Equity in earnings of unconsolidated joint ventures	79	-	79	192	-	192
Interest expense (c)	(24,731)	(3,781)	(28,512)	(22,034)	(3,083)	(25,117)
Adjustment for noncontrolling interest-real estate partnerships	6,566	-	6,566	5,225	-	5,225
Income from discontinued operations	872	-	872	1,275	-	1,275
Gain on sale of real estate from discontinued operations	4,292	-	4,292	8,518	-	8,518
Impairment loss on real estate	(1,700)	-	(1,700)	-	-	-
Dividends on preferred stock	-	(4,631)	(4,631)	-	(2,400)	(2,400)
Net income (loss) available to common stockholders	4,071	(25,526)	(21,455)	16,094	(9,092)	7,002

Depreciation and amortization	49,606	-	49,606	40,324	-	40,324
Depreciation and amortization – discontinued operations	2,410	-	2,410	3,928	-	3,928
Depreciation and amortization noncontrolling interest – real estate partnerships	(13,777)	-	(13,777)	(8,826)	-	(8,826)
Adjustment for depreciation and amortization-unconsolidated joint ventures	160	-	160	168	-	168
Gain on sale of real estate from discontinued operations	(4,292)	-	(4,292)	(8,518)	-	(8,518)
Funds from operations available to common stockholders	$38,178	$(25,526)	$12,652	$43,170	$(9,092)	$34,078

Total assets	$2,005,796	$83,892	$2,089,688	$1,572,923	$13,262	$1,586,185

Office and parking properties	$1,719,258	$-	$1,719,258	$1,378,637	$-	$1,378,637
Investment in unconsolidated joint ventures	$1,807	$-	$1,807	$2,731	$-	$2,731
Capital expenditures (d)	$27,648	$-	$27,648	$18,231	$-	$18,231

(a)	Included in income from office and parking properties are rental revenues, customer reimbursements, parking income and other income.

(b)	Included in property operating expenses are real estate taxes, insurance, contract services, repairs and maintenance and property operating expenses.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Parkway is a self-administered and self-managed REIT specializing in the acquisition, operations, leasing and ownership of office properties.  At July 1, 2011, Parkway owned or had an interest in 71 office properties located in 12 states with an aggregate of approximately 15.3 million square feet of leasable space. Included in the portfolio are 27 properties totaling 6.8 million square feet that are owned jointly with other investors, representing 44.6% of the portfolio.  With the discretionary funds and/or partnerships, the Company receives fees for asset management, property management, leasing and construction management services and potentially receives incentive fees upon sale if certain investment targets are achieved.  Increasing the number of co-investments, and consequently the related fee income, is part of the Company’s strategy to transform itself to an operator-owner versus an owner-operator.  The strategy capitalizes on the Company’s strength in providing excellent service in the operation and acquisition of office properties for investment clients in addition to its direct ownership of real estate assets.  Fee-based real estate services are offered through wholly owned subsidiaries of the Company, which in total manage and/or lease approximately 13.0 million square feet for third party owners.  The Company generates revenue primarily by leasing office space to its customers and providing management and leasing services to third party office property owners (including joint venture interests).  The primary drivers behind Parkway’s revenues are occupancy, rental rates and customer retention.

Occupancy. Parkway’s revenues are dependent on the occupancy of its office buildings. At July 1, 2011, occupancy of Parkway’s office portfolio was 84.6% compared to 83.8% at April 1, 2011 and 85.4% at July 1, 2010.  Not included in the July 1, 2011 occupancy rate are 32 signed leases totaling 197,000 square feet, which will take occupancy between now and the second quarter of 2012.  Including these leases the Company’s portfolio was 85.8% leased at July 15, 2011.  Parkway currently anticipates an average annual occupancy range of approximately 83.5% to 85% during 2011 for its office properties.  In May 2011, the Company signed an 11 year and six month lease for approximately 135,000 square feet that would backfill nearly 60% of the 230,000 square foot Health Care Services Corporation (“BCBS”) lease that was scheduled to expire in March 2012, at the 111 East Wacker office building in Chicago, Illinois.  To combat rising vacancy, Parkway utilizes innovative approaches to produce new leases.  These include the Broker Bill of Rights, a short-form service agreement and customer advocacy programs, which the Company believes are models in the industry and have helped the Company maintain occupancy at a premium above the national occupancy rate of approximately 83.8%.

During the second quarter 2011, 70 leases were renewed totaling 337,000 rentable square feet at an average rent per square foot of $19.34, representing a 15.5% rate decrease, and at an average cost of $1.88 per square foot per year of the lease term.  During the six months ending June 30, 2011, 128 leases were renewed totaling 724,000 rentable square feet at an average rent per square foot of $18.89, representing a 10.5% decrease, and at an average cost of $1.97 per square foot per year of the lease term.

During the second quarter 2011, 15 expansion leases were signed totaling 26,000 rentable square feet at an average rent per square foot of $18.52 and at an average cost of $3.55 per square foot per year of the lease term.  During the six months ending June 30, 2011, 28 expansion leases were signed totaling 76,000 rentable square feet at an average rent per square foot of $21.06 and at an average cost of $3.78 per square foot per year of the lease term.

During the second quarter 2011, 43 new leases were signed totaling 339,000 rentable square feet at an average rent per square foot of $23.48 and at an average cost of $4.88 per square foot per year of the term.  During the six months ending June 30, 2011, 79 new leases were signed on 500,000 rentable square feet at an average rent per square foot of $21.89 and at an average cost of $4.96 per square foot per year of the lease term.

Rental Rates. An increase in vacancy rates has the effect of reducing market rental rates and vice versa. Parkway’s leases typically have three to seven year terms.  As leases expire, the Company replaces the existing leases with new leases at the current market rental rate.  At July 1, 2011, Parkway had $1.14 per square foot in rental rate embedded loss in its office property leases.  Embedded loss is defined as the difference between the weighted average in place cash rents and the weighted average market rental rate.

Customer Retention. Keeping existing customers is important as high customer retention leads to increased occupancy, less downtime between leases, and reduced leasing costs.  Parkway estimates that it costs five to six times more to replace an existing customer with a new one than to retain the customer. In making this estimate, Parkway takes into account the sum of revenue lost during downtime on the space plus leasing costs, which rise as market vacancies increase.  Therefore, Parkway focuses a great amount of energy on customer retention.  Parkway’s operating philosophy is based on the premise that it is in the customer retention business. Parkway seeks to retain its customers by continually focusing on operations at its office properties.  The Company believes in providing superior customer service; hiring, training, retaining and empowering each employee; and creating an environment of open communication both internally and externally with customers and stockholders.  Over the past ten years, Parkway maintained an average customer retention rate of approximately 69%.  Parkway’s customer retention rate was 65.7% for the quarter ending June 30, 2011, as compared to 48.1% for the quarter ending March 31, 2011, and 69.7% for the quarter ending June 30, 2010.  Parkway’s customer retention rate for the six months ended June 30, 2011 and 2010 was 54.9% and 61.8%, respectively.

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

•
Capital Allocation Discipline.  The Company’s overall capital structure goal is to achieve a net debt to gross asset value ratio of 50%, as determined by using a capitalization rate of 8.5%, and a net debt to EBITDA multiple of 6.5 times or less.  Beyond the balance sheet, capital allocation refers to the Company’s goal to exit non-core markets through the continuation of its Asset Recycling program.  Most of the properties identified for sale are smaller assets or assets located in smaller markets where Parkway does not have a significant presence.  By the end of the Plan, the Company’s goal is to be invested in larger, higher-quality properties located in higher-rent growth markets through fund and fund-like investments.  The Company will continue to seek to maintain discipline as it relates to managing the balance sheet and the acquisition and disposition of assets.

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

On May 14, 2008, Parkway, through affiliated entities, entered into a limited partnership agreement forming a $750.0 million discretionary fund, known as Parkway Properties Office Fund II, LP (“Fund II”), with Teacher Retirement System of Texas (“TRST”) for the purpose of acquiring high-quality multi-tenant office properties.  TRST is a 70% investor and Parkway is a 30% investor in the fund, which will be capitalized with approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt.  Parkway’s share of the equity contribution for the fund will be $112.5 million and will be funded with operating cash flows, proceeds from asset sales, issuance of equity securities and/or advances on the credit facility as needed on a temporary basis.  Fund II targets acquisitions in the core markets of Houston, Austin, San Antonio, Chicago, Atlanta, Phoenix, Charlotte, Memphis, Nashville, Jacksonville, Orlando, Tampa/St. Petersburg, and Ft. Lauderdale, as well as other growth markets to be determined at Parkway’s discretion.

Fund II targets properties with an anticipated leveraged internal rate of return of greater than 10%.  Parkway serves as the general partner of the fund and provides asset management, property management, leasing and construction management services to the fund, for which it is paid market-based fees.  Cash will be distributed pro rata to each partner until a 9% annual cumulative preferred return is received and invested capital is returned.  Thereafter, 56% will be distributed to TRST and 44% to Parkway.  Parkway has four years, or through May 2012, to identify and acquire properties (the “Investment Period”), with funds contributed as needed to close acquisitions.  Parkway will exclusively represent the fund in making acquisitions within the target markets and acquisitions with certain predefined criteria.  Parkway will not be prohibited from making fee-simple or joint venture acquisitions in markets outside of the target markets, acquiring properties within the target markets that do not meet Fund II’s specific criteria or selling a full or partial interest in currently owned properties.  The term of Fund II will be seven years from the expiration of the Investment Period, with provisions to extend the term for two additional one-year periods at the discretion of Parkway.  Following the purchase of Hayden Ferry I, Fund II had remaining investment capacity of $109.6 million of which $16.4 million represents Parkway’s remaining equity contribution that would be due in connection with additional investments in office properties.

Financial Condition

Comments are for the balance sheet dated June 30, 2011 compared to the balance sheet dated December 31, 2010.

Office and Parking Properties. In 2011, Parkway continued the execution of its strategy of operating and acquiring office properties as well as liquidating non-core assets that no longer meet the Company’s investment criteria or the Company has determined value will be maximized by selling.  During the six months ended June 30, 2011, total assets increased $486.0 million or 30.3%.

Acquisitions and Improvements.  Parkway's investment in office and parking properties increased $329.5 million net of depreciation to a carrying amount of $1.7 billion at June 30, 2011 and consisted of 69 office and parking properties.  The primary reason for the increase in office and parking properties relates to the purchase of nine office properties offset by the sale of one office property and a non-cash impairment loss recognized during the second quarter of 2011.

On January 21, 2011, the Company and Fund II acquired the office and retail portion of 3344 Peachtree located in the Buckhead submarket of Atlanta for $167.3 million.  3344 Peachtree contains approximately 484,000 square feet of office and retail space and includes an adjacent eleven-story parking structure.  Fund II’s investment in the property totaled $160.0 million, with Parkway funding the remaining $7.3 million.  Due to Parkway’s additional investment, the Company’s effective ownership in the property is 33.03%. An additional $2.6 million is expected to be spent for closing costs, building improvements, leasing costs and tenant improvements during the first two years of ownership.  Simultaneous with closing, Fund II assumed the $89.6 million existing non-recourse mortgage loan, which matures on October 1, 2017, and carries a fixed interest rate of 4.8%.  In accordance with Generally Accepted Accounting Principles (“GAAP”), the mortgage loan was recorded at $87.2 million to reflect the value of the instrument based on a market interest rate of 5.25% on the date of purchase. Parkway's equity contribution in the investment is $25.5 million and was initially funded through borrowings under the Company's credit facility.

On February 4, 2011, the Company purchased its partner’s 50% interest in the Wink-Parkway Partnership (“Wink JV”) for $250,000.  The Wink JV was established for the purpose of owning the Wink Building, a 32,000 square foot office property in New Orleans, Louisiana.  Upon completing the purchase of its partner’s interest, Parkway now owns 100% of the Wink Building.

On March 31, 2011, Fund II purchased 245 Riverside located in the central business district of Jacksonville, Florida for $18.5 million.  245 Riverside contains approximately 135,000 square feet of office space.  An additional $1.6 million is expected to be spent for closing costs, building improvements, leasing costs and tenant improvements during the first two years of ownership.  In connection with the purchase, Fund II placed a $9.3 million non-recourse mortgage loan secured by the property with an initial thirty-six month interest only period and a maturity date of March 31, 2019.  The mortgage loan has a stated rate of LIBOR plus 200 basis points.  In connection with the mortgage loan, Fund II entered into an interest rate swap agreement that fixes the interest rate at 5.3% through September 30, 2018.  Parkway’s equity contribution of $2.8 million was funded through availability under the Company’s credit facility.  Parkway’s effective ownership interest in this asset is 30%.

On April 8, 2011, Fund II purchased Corporate Center Four at International Plaza (“Corporate Center Four”) located in the Westshore submarket of Tampa, Florida for $45.0 million.  Corporate Center Four contains approximately 250,000 square feet of office space.  An additional $5.6 million is expected to be spent for closing costs, building improvements, leasing costs and tenant improvements during the two years of ownership.  In connection with the purchase, Fund II placed a $22.5 million non-recourse mortgage loan secured by the property with an initial thirty-six month interest only period and a maturity date of April 8, 2019.  The mortgage loan has a stated rate of LIBOR plus 200 basis points.  In connection with the mortgage loan, Fund II entered into an interest rate swap agreement that fixes the interest rate at 5.4% through October 8, 2018.  Parkway’s equity contribution of $6.8 million was funded through availability under the Company’s credit facility.  Parkway’s effective ownership interest in this asset is 30%.

On May 18, 2011, Fund II completed the closing of its purchase of four additional office properties for $316.5 million.  The four properties include Two Liberty Place in Philadelphia, Two Ravinia Drive in Atlanta, Bank of America Center in Orlando, and Cypress Center I, II and III (“Cypress Center”) in Tampa.  The properties contain approximately 2.1 million square feet of office space, and an additional $20.9 million is expected to be spent for closing costs, building improvements, leasing costs and tenant improvements during the first two years of ownership.  An existing institutional investor in Two Liberty Place retained an 11% ownership in the property.  Parkway’s pro rata share of Two Liberty Place is 19% and Parkway’s partner in Fund II owns the remaining 70% interest.  Fund II acquired 100% of the remaining three assets, with Parkway’s ownership at 30%.  In connection with the purchases, Fund II placed separate non-recourse mortgage loans on each property totaling $158.3 million with a weighted average interest rate of 4.99%, initial thirty-six month interest only periods, and maturity dates ranging from May 2016 to June 2019. Parkway’s equity contribution of $37.6 million was initially funded through availability under the Company’s credit facility.

On May 18, 2011, the Company closed on the agreement with Eola Capital, LLC (“Eola”) in which Eola would contribute its Property Management Company (the “Management Company”) to Parkway.  Eola’s principals contributed the Management Company to Parkway for initial consideration of $32.4 million in cash and Eola’s principals have the opportunity to earn (i) up to 1.574 million units of limited partnership interest in Parkway’s operating partnership (“OP Units”) through an earn-out arrangement and (ii) up to 226,000 additional OP Units through an earn-up arrangement.  To the extent earned, all OP Units are redeemable for shares of Parkway common stock on a one-for-one basis.  Earn-out and earn-up consideration is contingent upon the achievement by the Management Company of targeted annual gross fee revenue and/or share price levels during an initial period for the balance of 2011 after closing and a second period for the full calendar year 2012.  Parkway also has protections against fee income loss in the form of a provision requiring specific payments to Parkway in the event of certain terminations of existing management contracts and a non-compete agreement with regard to the existing management contracts of the Management Company.  The Management Company was contributed to a wholly-owned taxable REIT subsidiary and therefore, the Company began incurring income tax expenses upon closing of the agreement.  The Management Company currently manages assets totaling approximately 11.2 million square feet and produced annual gross fee revenue of approximately $21.0 million during 2010.  Parkway funded the cash consideration for the Management Company contribution with operating cash flow, proceeds from the disposition of office properties, proceeds from equity issuance and amounts available under the Company’s credit facility.

On June 30, 2011, Fund II purchased Hayden Ferry I located in the Tempe submarket of Phoenix, Arizona, for $39.4 million.  Hayden Ferry I contains approximately 203,000 square feet of office space.  An additional $4.3 million is expected to be spent for closing costs, building improvements, leasing costs and tenant improvements during the first two years of ownership.    Fund II obtained a $22.0 million non-recourse mortgage loan with a fixed interest rate of 4.5%, an initial thirty-six month interest only period, and a maturity date of July 25, 2018.  Parkway's equity contribution in the investment once the first mortgage is in place is expected to be $5.2 million, which will be funded through availability under the Company’s credit facility.  Parkway’s effective ownership interest in this asset is 30%.   Following the purchase of Hayden Ferry I, the total amount invested by Fund II is approximately $640.4 million or 85.4% of the fund’s investment capacity.

During the six months ending June 30, 2011, the Company capitalized building improvements of $19.2 million and recorded depreciation expense of $38.0 million related to its office and parking properties.

Dispositions

During the quarter ended June 30, 2011, Parkway sold one office property as follows (in thousands):

Office Property	Location	Square Feet	Date of Sale	Gross Sales Price	Gain
233 North Michigan(1)	Chicago, IL	1,070	05/11/11	$162,202	$4,292

(1)	In accordance with GAAP, the gain on sale of real estate and all current and prior period income from this property has been classified as discontinued operations.

On July 19, 2011, the Company sold Greenbrier Towers I & II for a gross sale price of $16.7 million.  The two office properties total 172,000 square feet and are located in the Greenbrier area of Chesapeake, Virginia, also known as Hampton Roads and the sale represents the final exit of the market.  The properties were unencumbered with debt at the time of the sale.  Parkway received approximately $16.1 million in net proceeds at closing, which were used to reduce amounts outstanding under the Company's credit facility.  The Company classified the property as held for sale and estimates that it will record a gain on the sale of real estate of $1.2 million during the third quarter of 2011.

Subsequent to June 30, 2011, the Company was under contract to sell, with buyer earnest money deposits non-refundable, an additional 380,000 square feet of wholly-owned office properties located in Columbia, South Carolina and Richmond, Virginia.  The asset sales are subject to customary final closing requirements and due diligence documentation, and the Company expects that these sales will be completed in the third quarter 2011.  The Company recorded a non-cash impairment loss of $1.7 million related to the non-core office property targeted for sale in Columbia, South Carolina, which is under contract to sell.  As a result, the Company estimated that the fair value of these assets was less than the associated carrying value at June 30, 2011.

Investment in Unconsolidated Joint Ventures.  Investments in unconsolidated joint ventures decreased $1.1 million or 37.5% during the six months ended June 30, 2011.  The decrease is primarily due to Parkway’s purchase of its partner’s 50% interest in the Wink JV and distributions received from two unconsolidated joint ventures.

On July 6, 2011, RubiconPark II, LLC, sold Maitland 200 for a gross sale price of $23.0 million.  Maitland 200 is a 204,000 square foot office property located in the Maitland submarket of Orlando.  The $16.9 million mortgage loan secured by the property was repaid upon closing.  Parkway owned a 20% interest in the property and received a priority distribution after the repayment of secured debt of approximately $2.8 million, which was used to reduce amounts outstanding under the Company’s credit facility.  The Company estimates that it will recognize a gain on the sale of approximately $690,000 during the third quarter of 2011.  Parkway Realty Services, LLC, a subsidiary of the Company, will continue to provide management services and receive fee income for the property.

Receivables and Other Assets.  For the six months ended June 30, 2011, receivables and other assets increased $24.4 million or 18.9%.  The net increase is primarily due to an increase in lease costs related to the purchase price allocation of eight office properties.

Intangible Assets, Net. For the six months ended June 30, 2011, intangible assets net of related amortization increased $67.5 million or 133.3% and was primarily due to the purchase of eight office properties as well as $11.4 million of goodwill recorded for the period in connection with the combination with Eola.

Management Contracts, Net.  For the six months ended June 30, 2011, management contracts increased $51.6 million due to the combination with Eola.

During the second quarter of 2011, as part of the Company’s combination with Eola, Parkway purchased the management contracts associated with Eola’s property management business.  At the purchase date, the contracts were valued by an independent appraiser at $52.0 million.  During the second quarter of 2011, the Company recorded amortization expense of $419,000 on the management contracts.  Also, in conjunction with the valuation of the management company, the Company recorded $11.4 million of goodwill.

Cash and Cash Equivalents.  Cash and cash equivalents increased $13.7 million or 69.7% during the six months ended June 30, 2011 and is primarily due to equity contributions from Fund II’s limited partners for the purchase of office properties.  Parkway’s proportionate share of cash and cash equivalents at June 30, 2011 and December 31, 2010 was $13.9 million and $9.7 million, respectively.

Notes Payable to Banks. Notes payable to banks increased $55.4 million or 50.0% during the six months ended June 30, 2011. At June 30, 2011, notes payable to banks totaled $166.2 million and the net increase is attributable to advances under the Credit Facilities to make investments in and improvements to office properties.

On January 31, 2011, the Company closed a new $190.0 million unsecured revolving credit facility and a new $10.0 million unsecured working capital revolving credit facility (the “Credit Facility”). The new credit facilities have an initial term of three years and replaced the existing unsecured revolving credit facility, term loan and working capital facility that were scheduled to mature on April 27, 2011.  The Company had a $100.0 million interest rate swap associated with the credit facilities that expired March 31, 2011, locking LIBOR at 3.635%.  The interest rate on the Company’s credit facility is based on LIBOR plus 275 to 350 basis points depending on the Company’s overall leverage with the current rate set at LIBOR plus 350 basis points.  Additionally, the Company pays fees on the unused portion of the Company’s credit facility ranging between 40 and 50 basis points based upon usage of the aggregate commitment, with the current rate set at 40 basis points.  Wells Fargo Securities and JP Morgan Securities LLC acted as Joint Lead Arrangers and Joint Book Runners on the unsecured revolving credit facility. In addition, Wells Fargo Bank, N.A. acted as Administration Agent and JPMorgan Chase Bank, N.A. acted as Syndication Agent. Other participating lenders include PNC Bank, N.A., Bank of America, N.A., US Bank, N.A., Trustmark National Bank, and BancorpSouth Bank. The working capital revolving credit facility was provided solely by PNC Bank, N.A.

Mortgage Notes Payable. During the six months ended June 30, 2011, mortgage notes payable increased $186.0 million or 24.1% and is due to the placement of non-recourse mortgage loans on seven Fund II properties totaling $200.0 million and the assumption of the $87.2 million non-recourse mortgage loan related to the purchase of 3344 Peachtree, offset by the payoff of two mortgage loans and scheduled principal payments of $16.6 million.

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

On February 18, 2011, Fund II obtained a $10.0 million non-recourse mortgage loan secured by Carmel Crossing, a 326,000 square foot office complex in Charlotte, North Carolina.  The mortgage loan has a fixed rate of 5.5% and is interest only through maturity at March 10, 2020. Parkway received $2.4 million in net proceeds from the loan, which represents its 30% equity investment in the property.  The proceeds were used to reduce amounts outstanding under the Company’s credit facility.

On March 31, 2011, Fund II obtained a $9.3 million non-recourse mortgage loan secured by 245 Riverside, a 135,000 square foot office property in Jacksonville, Florida.  The mortgage has a stated rate of LIBOR plus 200 basis points, an initial thirty-six month interest only period and a maturity of March 31, 2019.  In connection with this mortgage, Fund II entered into an interest rate swap that fixes the interest rate at 5.3% through September 30, 2018.

On April 8, 2011, Fund II obtained a $22.5 million non-recourse mortgage loan secured by Corporate Center Four, a 250,000 square foot office property in Tampa, Florida.  The mortgage has a stated rate of LIBOR plus 200 basis points, an initial thirty-six month interest only period and a maturity of April 8, 2019.  In connection with this mortgage, Fund II entered into an interest rate swap that fixes the interest rate at 5.4% through October 8, 2018.

On May 11, 2011, in connection with the sale of 233 North Michigan, Parkway repaid the $84.6 million non-recourse mortgage loan that was scheduled to mature in July 2011.  The Company recognized a gain on extinguishment of debt of $302,000 during the second quarter of 2011, which is recorded in income from discontinued operations.

On May 18, 2011, Fund II obtained the following mortgage loans in connection with the purchase of four office properties:

•
A $12.1 million non-recourse mortgage loan secured by Cypress Center, a 286,000 square foot office complex in the Westshore submarket of Tampa, Florida.  The mortgage loan has a stated rate of LIBOR plus 200 basis points with a maturity of May 18, 2016.  Upon obtaining the mortgage, Fund II entered into an interest rate swap that fixes the interest rate at 4.1% through November 18, 2015.

•
A $33.9 million non-recourse mortgage loan secured by Bank of America Center, a 421,000 square foot office property in the central business district of Orlando, Florida.  The mortgage loan has a stated rate of LIBOR plus 200 basis points with a maturity of May 18, 2018.  Upon obtaining the mortgage, Fund II entered into an interest rate swap that fixes the interest rate at 4.7% through November 18, 2017.

•
A $22.1 million non-recourse mortgage loan secured by Two Ravinia Drive, a 438,000 square foot office property located in the Central Perimeter submarket of Atlanta, Georgia.  The mortgage loan has a stated rate of LIBOR plus 200 basis points with a maturity of May 20, 2019.  Upon obtaining the mortgage, Fund II entered into an interest rate swap that fixes the interest rate at 4.99% through November 18, 2018.

•
A $90.2 million non-recourse mortgage loan secured by Two Liberty Place, a 941,000 square foot office property located in the central business district of Philadelphia, Pennsylvania.  The mortgage loan has a fixed rate of 5.2% and a maturity date of June 10, 2019.

On June 1, 2011, the Company repaid a $9.9 million non-recourse mortgage loan secured by Forum I, a 163,000 square foot office property in Memphis, Tennessee.  The mortgage loan had a fixed interest rate of 5.3%.  The Company repaid the mortgage loan using available proceeds under the credit facility.

On June 1, 2011, the Company elected not to repay a $8.5 million non-recourse mortgage loan secured by the Wells Fargo Building, a 136,000 square foot office building in Houston.  This mortgage loan has a fixed interest rate of 4.4%.  The Company is currently in default on this mortgage and is in discussions with the lender.  The Company evaluated this building and determined that no impairment loss should be recorded at June 30, 2011.

On July 25, 2011, Fund II obtained a $22.0 million non-recourse mortgage loan secured by Hayden Ferry I, a 203,000 square foot office property located in Tempe submarket of Phoenix, Arizona.  The mortgage loan has a fixed rate of 4.5%, an initial thirty-six month interest only period, and a maturity date of July 25, 2018.

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

Preferred Stock.  On May 18, 2011, the Company issued approximately 1.0 million additional shares of its 8.0% Series D Cumulative Redeemable Preferred Stock to an institutional investor at a price of $25.00 per share, equating to a yield of 8.0%.  The Series D Preferred Stock has a $25.00 liquidation value per share and is redeemable at the option of the Company at any time upon proper notice.  The Company used the net proceeds of approximately $26.2 million to fund the combination with Eola and the Company’s share of equity contributions to purchase Fund II office properties.

Shelf Registration Statement.  The Company has a universal shelf registration statement on Form S-3 (No. 333-156050) that was declared effective by the Securities and Exchange Commission on December 30, 2008.  The Company may offer from time to time in one or more series or classes (i) shares of common stock, par value $.001 per share; (ii) shares of preferred stock, par value $.001 per share; and (iii) warrants to purchase preferred stock or common stock.  As of August 1, 2011, the Company had approximately $141.2 million of securities available for issuance under the registration statement, including $75 million of common stock that may be issued in an at-the-market offering pursuant to Equity Distribution Agreements with four sales agents.

The reconciliation of net income (loss) for Parkway Properties, Inc. to EBITDA and the computation of the Company’s proportionate share of interest, fixed charge and modified fixed charge coverage ratios, as well as the net debt to EBITDA multiple is as follows for the six months ended June 30, 2011 and 2010 (in thousands):

	Six Months Ended
	June 30
	2011	2010
	(Unaudited)
Net income (loss) for Parkway Properties, Inc.	$(16,824)	$9,402
Adjustments to net income (loss) for Parkway Properties, Inc.:
Interest expense	29,070	26,586
Amortization of financing costs	1,007	924
(Gain) Loss on early extinguishment of debt	(302)	189
Acquisition costs	15,089	-
Depreciation and amortization	52,016	44,252
Amortization of share-based compensation	888	391
Gain on sale of real estate	(4,292)	(8,518)
Non-cash impairment loss on real estate	1,700	-
Tax expense	224	117
EBITDA adjustments - unconsolidated joint ventures	232	241
EBITDA adjustments - noncontrolling interest in real estate partnerships	(22,450)	(15,049)
EBITDA (1)	$56,358	$58,535

Interest coverage ratio:
EBITDA	$56,358	$58,535
Interest expense:
Interest expense	$29,070	$26,586
Interest expense - unconsolidated joint ventures	72	73
Interest expense - noncontrolling interest in real estate partnerships	(8,498)	(6,084)
Total interest expense	$20,644	$20,575
Interest coverage ratio	2.73	2.84

Fixed charge coverage ratio:
EBITDA	$56,358	$58,535
Fixed charges:
Interest expense	$20,644	$20,575
Preferred dividends	4,631	2,400
Principal payments (excluding early extinguishment of debt)	6,687	7,194
Principal payments - unconsolidated joint ventures	17	16
Principal payments - noncontrolling interest in real estate partnerships	(1,233)	(573)
Total fixed charges	$30,746	$29,612
Fixed charge coverage ratio	1.83	1.98

Modified fixed charge coverage ratio:
EBITDA	$56,358	$58,535
Modified fixed charges:
Interest expense	$20,644	$20,575
Preferred dividends	4,631	2,400
Total modified fixed charges	$25,275	$22,975
Modified fixed charge coverage ratio	2.23	2.55

Net Debt to EBITDA multiple:
EBITDA - trailing 12 months	$110,178	$116,439
Adjustment to annualize investing activities	6,903	-
Adjusted EBITDA - trailing 12 months	$117,081	$116,439
Mortgage notes payable	$959,539	$807,052
Notes payable to banks	166,217	124,142
Adjustments for unconsolidated joint ventures	2,457	2,491
Adjustments for noncontrolling interest in real estate partnerships	(418,949)	(212,396)
Parkway’s share of total debt	709,264	721,289
Less: Parkway’s share of cash	(13,888)	(10,006)
Parkway’s share of net debt	$695,376	$711,283
Net Debt to EBITDA multiple	5.94	6.11

(1) Parkway defines EBITDA, a non-GAAP financial measure, as net income before interest, income taxes, depreciation, amortization, acquisition costs, gains or losses on early extinguishment of debt and other gains and losses. EBITDA, as calculated by us, is not comparable to EBITDA reported by other REITs that do not define EBITDA exactly as we do.

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

Parkway views EBITDA primarily as a liquidity measure and, as such, the GAAP financial measure most directly comparable to it is cash flows provided by operating activities.  Because EBITDA is not a measure of financial performance calculated in accordance with GAAP, it should not be considered in isolation or as a substitute for operating income, net income, or cash flows provided by operating, investing and financing activities prepared in accordance with GAAP.  The following table reconciles EBITDA to cash flows provided by operating activities for the six months ended June 30, 2011 and 2010 (in thousands):

	Six Months Ended
	June 30
	2011	2010
	(Unaudited)
Cash flows provided by operating activities	$10,407	$30,690
Amortization of (above) below market leases	344	(19)
Amortization of mortgage loan discount	400	342
Operating distributions from unconsolidated joint ventures	(507)	-
Interest expense	29,070	26,586
Gain (loss) on early extinguishment of debt	(302)	189
Acquisition costs	15,089	-
Tax expense	224	117
Change in deferred leasing costs	8,487	2,742
Change in receivables and other assets	8,947	5,667
Change in accounts payable and other liabilities	(228)	1,612
Adjustments for noncontrolling interests	(15,884)	(9,824)
Adjustments for unconsolidated joint ventures	311	433
EBITDA	$56,358	$58,535

Equity. Total equity increased $217.1 million or 35.0% during the six months ended June 30, 2011, as a result of the following (in thousands):

Increase
(Decrease)
(Unaudited)
Net loss attributable to Parkway Properties, Inc.	$(16,824)
Net loss attributable to noncontrolling interests	(6,566)
Net loss	(23,390)
Change in market value of interest rate swaps	(2,435)
Comprehensive loss	(25,825)
Common stock dividends declared	(3,305)
Preferred stock dividends declared	(4,631)
Share-based compensation	888
Issuance of 8.0% Series D Preferred stock	26,155
Shares issued in lieu of Directors’ fees	272
Issuance costs for shelf registration	(12)
Shares withheld to satisfy tax withholding obligation on vesting of restricted
stock and deferred incentive share units	(299)
Net shares distributed from deferred compensation plan	1,625
Net shares contributed to deferred compensation plan	(38)
Contribution of capital by noncontrolling interest	251,168
Distribution of capital to noncontrolling interest	(28,912)
$217,086

Results of Operations

Comments are for the three months and six months ended June 30, 2011 compared to the three months and  six months ended June 30, 2010.

Net loss attributable to common stockholders for the three months ended June 30, 2011 was $14.7 million ($0.68 per basic common share) as compared to net income attributable to common stockholders of $5.7 million ($0.26 per basic common share) for the three months ended June 30, 2010.  Net loss attributable to common stockholders for the six months ended June 30, 2011 was $21.5 million ($1.00 per basic common share) as compared to net income attributable to common stockholders of $7.0 million ($0.33 per basic common share) for the six months ended June 30, 2010.  The primary reason for the decrease in net income attributable to common stockholders for the six months ended June 30, 2011 compared to the same period for 2010 is an increase in depreciation and amortization of $9.3 million, a decrease in gains on sales of real estate of $4.2 million and a $1.7 million impairment loss recognized during the six months ended June 30, 2011.  Acquisition costs of $14.4 million and $16.7 million associated with the Eola contribution of the Management Company and Fund II office investments were included in net loss attributable to common stockholders for the three months and six months ended June 30, 2011, respectively.  A discussion of other variances for income and expense items that comprise net income (loss) attributable to common stockholders is discussed in detail below.

Office and Parking Properties. The analysis below includes changes attributable to same-store properties and dispositions of office properties.  Same-store properties are consolidated properties that the Company owned for the current and prior year reporting periods, excluding properties classified as discontinued operations.  On May 11, 2011, the Company sold 233 North Michigan, a 1.1 million square foot office building in Chicago, Illinois, for gross proceeds of $162.2 million.  Therefore, 233 North Michigan was no longer considered a same-store property during the second quarter of 2011 as it was classified as discontinued operations.  At June 30, 2011, same-store properties consisted of 61 properties comprising 11.8 million square feet.

The following table represents revenue from office and parking properties for the three months and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30				Six Months Ended June 30
			Increase	%			Increase	%
	2011	2010	(Decrease)	Change	2011	2010	(Decrease)	Change
Revenue from office and parking properties:
Same-store properties	$56,370	$54,442	$1,928	3.5%	$113,149	$115,826	$(2,677)	-2.3%
Properties acquired	12,015	-	12,015	N/M*	15,329	-	15,329	N/M*
Properties disposed	-	(46)	46	N/M*	-	(48)	48	N/M*
Total revenue from office and parking properties	$68,385	$54,396	$13,989	25.7%	$128,478	$115,778	$12,700	11.0%
*N/M – not meaningful

Revenue from office and parking properties for same-store properties increased $1.9 million or 3.5% for the three months ended June 30, 2011, compared to the same period for 2010.  The primary reason for the increase is due to revenues from same-store properties previously held in unconsolidated joint ventures which are now included in the Company’s consolidated financial statements as a result of Fund II purchasing the assets, offset by a decrease in rental income associated with a 1.6% reduction in same-store average occupancy for the six months ended June 30, 2011, as compared to the same period of the prior year.  Revenue from office and parking properties for same-store properties decreased $2.7 million or 2.3% for the six months ended June 30, 2011, compared to the same period for 2010.  The primary reason for the decrease is due to a decrease in lease termination fee income partially offset by revenue from properties previously held in unconsolidated joint ventures which are now included in the Company’s consolidated financial statements as a result of Fund II purchasing the assets.

The following table represents property operating expenses for the three months and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30				Six Months Ended June 30
			Increase	%			Increase	%
	2011	2010	(Decrease)	Change	2011	2010	(Decrease)	Change
Expense from office and parking properties:
Same-store properties	$26,111	$25,641	$469	1.8%	$52,314	$52,571	$(257)	-0.5%
Properties acquired	4,193	-	4,193	N/M*	4,961	-	4,962	N/M*
Properties disposed	24	(37)	62	-167.6%	140	(35)	174	N/M*
Total expense from office and parking properties	$30,328	$25,604	$4,724	18.5%	$57,415	$52,536	$4,879	9.3%
*N/M – not meaningful

Property operating expenses for same-store properties increased $469,000 for the three months ended June 30, 2011, compared to the same period of 2010.  The primary reason for the increase is due to expenses from properties previously held in unconsolidated joint ventures which are included in the Company’s consolidated financial statements as a result of Fund II purchasing the assets, offset by a decrease in ad valorem taxes.  Property operating expenses for same-store properties decreased $257,000 for the six months ended June 30, 2011, compared to the same period of 2010.  The primary reason for the decrease is due to a decrease in ad valorem taxes partially offset by expenses from properties previously held in unconsolidated joint ventures which are now included in the Company’s consolidated financial statements as a result of Fund II purchasing the assets.

Depreciation and amortization expense attributable to office and parking properties increased $6.9 million and $9.3 million for the three months and six months ended June 30, 2011, compared to the same period for 2010, respectively.  The primary reason for the increase is due to the purchase of four office properties during 2010 and nine office properties during 2011.

Share-Based Compensation Expense. Compensation expense related to restricted shares and deferred incentive share units of $888,000 and $391,000 was recognized for the six months ended June 30, 2011 and 2010, respectively.  Total compensation expense related to nonvested awards not yet recognized was $4.2 million at June 30, 2011.  The weighted average period over which the expense is expected to be recognized is approximately 2.5 years.  For the remainder of 2011, the Company expects to recognize approximately $1.1 million of additional compensation expense on nonvested awards.

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

On May 18, 2011, the Board of Directors approved 63,241 FOCUS Plan long-term equity incentive awards to new officers of the Company.  The long-term equity incentive awards are valued at $577,000 which equates to an average price per share of $9.12 and consist of 11,384 time-based awards, 29,091 market condition awards subject to an absolute total return goal, and 22,766 market condition awards subject to a relative total return goal.  The Company also awarded 17,530 deferred incentive share units to approximately 136 other former employees of Eola who became employees of the Company effective May 18, 2011.  These shares will be accounted for as equity-classified awards.

Also on May 18, 2011, the Board of Directors approved 68,802 FOCUS Plan long-term equity incentive awards to new officers of the Company effective June 1, 2011.  The long-term equity incentive awards are valued at $628,000 which equates to an average price per share of $9.13 and consist of 12,384 time-based awards, 31,649 market condition awards subject to an absolute total return goal, and 24,769 market condition awards subject to a relative total return goal.  These shares will be accounted for as equity-classified awards.

On June 20, 2011, the Board of Directors approved 8,705 FOCUS Plan long-term equity incentive awards to officers of the Company.  The long-term equity incentive awards are valued at $68,000 which equates to an average price per share of $7.81 and consist of 534 time-based awards, 4,584 market condition awards subject to an absolute total return goal, and 3,587 market condition awards subject to a relative total return goal.  These shares will be accounted for as equity-classified awards.

On July 1, 2011, 6,345 restricted shares vested and were issued to officers of the Company.  These shares were granted in July 2010 and vested one year from the grant date.

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

Acquisition Costs.  During the three months and six months ended June 30, 2011, the Company incurred $14.4 million and $16.7 million, respectively, in acquisition costs related to the contribution of Eola’s management company to Parkway that closed during the second quarter of 2011 and the purchase of eight Fund II office properties.  Parkway’s proportionate share of acquisition costs for the three months and six months ended June 30, 2011 was $13.4 million and $15.1 million, respectively.

Impairment Loss on Real Estate. During the second quarter of 2011,  the Company recorded non-cash impairment losses of $1.7 million related to a non-core office property targeted for sale in Columbia, South Carolina.  The Company has been actively marketing this asset for sale and is under contract, with an earnest deposit at risk, to sell the asset during the third quarter of 2011.  As a result, the Company estimated that the fair value of this property was less than its carrying value at June 30, 2011.  Therefore, an impairment loss was recognized on this property during the second quarter of 2011.

Interest Expense. Interest expense, including amortization of deferred financing costs, increased $2.3 million or 18.4% and $3.4 million or 13.5% for the three and six months ended June 30, 2011, respectively, compared to the same period of 2010,  and is comprised of the following (in thousands):

		Three Months Ended June 30				Six Months Ended June 30
			Increase	%			Increase	%
	2011	2010	(Decrease)	Change	2011	2010	(Decrease)	Change
Interest expense:
Mortgage interest expense	$12,968	$10,817	$2,151	19.9%	$24,298	$21,564	$2,734	12.7%
Credit facility interest expense	1,382	1,352	30	2.2%	3,234	2,621	613	23.4%
Loss on early extinguishment of debt	-	-	-	0.0%	-	53	(53)	-100.0%
Mortgage loan cost amortization	228	198	30	15.2%	433	416	17	4.1%
Credit facility cost amortization	293	196	97	49.5%	547	463	84	18.1%
Total interest expense	$14,871	$12,563	$2,308	18.4%	$28,512	$25,117	$3,395	13.5%

Mortgage interest expense increased $2.2 million and $2.7 million for the three months and six months ended June 30, 2011, compared to the same period for 2010, respectively, and is primarily due to new loans obtained or assumed during 2011 and 2010.

Credit facility interest expense increased $30,000 and $613,000 for the three months and six months ended June 30, 2011, respectively, compared to the same period of 2010, and is due to an increase in average borrowings of $21.3 million.  The increase in average borrowings is due to advances on the credit facility to fund improvements to real estate and the Company’s share of equity contributions to purchase office properties through Fund II.

Discontinued Operations. Discontinued operations is comprised of the following  for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30				Six Months Ended June 30
			Increase	%			Increase	%
	2011	2010	(Decrease)	Change	2011	2010	(Decrease)	Change
Discontinued operations:
Income from discontinued operations	$606	$653	$(47)	-7.2%	$872	$1,275	$(403)	-31.6%
Gain on sale of real estate from discontinued operations	4,292	8,518	(4,226)	-49.6%	4,292	8,518	(4,226)	-49.6%
Total discontinued operations	$4,898	$9,171	$(4,273)	-46.6%	$5,164	$9,793	$(4,629)	-47.3%

All current and prior period income from the following office property dispositions is included in discontinued operations for the three and six months ended June 30, 2010 and 2011 (in thousands).

Office Property	Location	Square Feet	Date of Sale	Net Sales Price	Net Book Value of Real Estate	Gain on Sale
One Park Ten	Houston, Texas	163	04/15/10	$14,924	$6,406	$8,518
2010 Dispositions		163		$14,924	$6,406	$8,518

233 North Michigan	Chicago, Illinois	1,070	05/11/11	$156,546	$152,254	$4,292
2011 Dispositions		1,070		$156,546	$152,254	$4,292

On May 11, 2011, the Company sold 233 North Michigan, a 1.1 million square foot office building in Chicago, Illinois, for gross proceeds of $162.2 million and recorded a gain on the sale of $4.3 million.  Accordingly, income from 233 North Michigan has been classified as discontinued operations for all current and prior periods presented.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income”, which modifies reporting requirements for comprehensive income in order to increase the prominence of items reported in other comprehensive income in the financial statements.  ASU 2011-05 requires presentation of either a single continuous statement of comprehensive income or two separate, but consecutive statements in which the first statement presents net income and its components followed by a second statement that presents total other comprehensive income, the components of other comprehensive income, and total comprehensive income.  The requirements of ASU 2011-05 will be effective for interim and annual periods beginning after December 15, 2011.  The Company is currently evaluating the impact of ASU 2011-05 on the Company’s consolidated financial statements.

Liquidity and Capital Resources

Statement of Cash Flows.  Cash and cash equivalents were $33.4 million and $20.7 million at June 30, 2011 and 2010, respectively.  Cash provided by operating activities was $10.4 million and $30.7 million for the six months ended June 30, 2011 and 2010, respectively.  The decrease in cash flows from operating activities of $20.3 million is primarily attributable to increased deferred leasing costs and acquisition costs paid during the period related to the Company’s combination with Eola and purchase of eight Fund II office properties.

Cash used in investing activities for the six months ended June 30, 2011 and 2010 was $386.7 million and $10.8 million, respectively.  The increase in cash used in investing activities of $375.8 million is primarily due to the purchases of office properties in 2011 and the contribution of Eola Management Company, offset by proceeds from the sale of 233 North Michigan.

Cash provided by financing activities for the six months ended June 30, 2011 were $390.0 million compared to cash used in financing activities of  $19.9 million, for the same period of 2010.  The increase in cash flows provided by financing activities of $409.9 million is primarily attributable to additional bank borrowings, long-term financing and contributions from non-controlling interest partners to purchase office properties and proceeds from the issuance of preferred stock.

Liquidity. The Company plans to continue pursuing the acquisition of additional investments that meet the Company’s investment criteria and intends to use operating cash flow, proceeds from the refinancing of mortgages, proceeds from the sale of non-core assets, proceeds from the sale of portions of owned assets through joint ventures, possible sales of securities, cash balances and the Company’s credit facilities to fund those acquisitions.

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

At June 30, 2011, the Company had a total of $166.2 million outstanding under the following credit facilities (in thousands):

		Interest		Outstanding
Credit Facilities	Lender	Rate	Maturity	Balance
$10 Million Unsecured Working Capital Revolving Credit Facility (1)	PNC Bank	3.4%	01/31/14	$2,217
$190.0 Million Unsecured Revolving Credit Facility (1)	Wells Fargo	3.7%	01/31/14	164,000
		3.7%		$166,217

(1) The interest rate on the credit facilities is based on LIBOR plus 275 to 350 basis points, depending upon overall Company leverage, with the current rate set at 350 basis points.  Additionally, the Company pays fees on the unused portion of the credit facilities ranging between 40 and 50 basis points based upon usage of the aggregate commitment, with the current rate set at 40 basis points.

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

The Company has entered into interest rate swap agreements.  The Company designated the swaps as cash flow hedges of the variable interest rates on the Company’s borrowings under the Wells Fargo unsecured revolving credit facility, a portion of the debt secured by the Pinnacle at Jackson Place and the debt secured by 245 Riverside, Corporate Center Four, Cypress Center, Bank of America Plaza, and Two Ravinia.  These swaps are considered to be fully effective and changes in the fair value of the swaps are recognized in accumulated other comprehensive income (loss).

The Company’s interest rate hedge contracts at June 30, 2011 and 2010 are summarized as follows (in thousands):

						Fair Market Value
						Liability
Type of	Balance Sheet	Notional	Maturity		Fixed	June 30
Hedge	Location	Amount	Date	Reference Rate	Rate	2011	2010
Swap	Accounts payable and other liabilities	$100,000	03/31/11	1-month LIBOR	4.785%	$-	$(2,366)
Swap	Accounts payable and other liabilities	$23,500	12/01/14	1-month LIBOR	5.800%	(2,222)	(2,274)
Swap	Accounts payable and other liabilities	$12,087	11/18/15	1-month LIBOR	4.060%	(225)	-
Swap	Accounts payable and other liabilities	$33,875	11/18/17	1-month LIBOR	4.740%	(797)	-
Swap	Accounts payable and other liabilities	$9,250	09/30/18	1-month LIBOR	5.245%	(420)	-
Swap	Accounts payable and other liabilities	$22,500	10/08/18	1-month LIBOR	5.372%	(1,209)	-
Swap	Accounts payable and other liabilities	$22,100	11/18/18	1-month LIBOR	4.990%	(565)	-
						$(5,438)	$(4,640)

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

On May 18, 2011, Fund II entered into three interest rate swaps with lenders of the loans secured by the following properties:

•	Cypress Center in Tampa, Florida, for a $12.1 million notional amount that fixes the interest rate at 4.06% through November 18, 2015.

•	Bank of America Center in Orlando, Florida, for a $33.9 million notional amount that fixes the interest rate at 4.74% through November 18, 2017.

•	Two Ravinia in Atlanta, Georgia, for a $22.1 million notional amount that fixes the interest rate at 4.99% through November 18, 2018.

The Company designated these swaps as cash flow hedges of the variable interest rates associated with the mortgage loans.

On May 18, 2011, the Company issued approximately 1.0 million additional shares of its 8.0% Series D Cumulative Redeemable Preferred Stock to an institutional investor at a price of $25.00 per share, equating to a yield of 8.0%.  The Series D Preferred Stock has a $25.00 liquidation value per share and is redeemable at the option of the Company at any time upon proper notice.  The Company used the net proceeds of approximately $26.2 million to fund the combination with Eola and the Company’s share of equity contributions to purchase Fund II office properties.

At June 30, 2011, the Company had $959.5 million in mortgage notes payable with an average interest rate of 5.8% secured by office properties and $166.2 million drawn under the Company’s unsecured credit facility.  Parkway’s pro rata share of unconsolidated joint venture debt was $2.5 million with an average interest rate of 5.8% at June 30, 2011.

The Company monitors a number of leverage and other financial metrics, including the net debt to total asset value ratio, as defined in the loan agreements for the Company’s credit facility.  In addition, the Company also monitors interest, fixed charge and modified fixed charge coverage ratios, as well as the net debt to EBITDA multiple.  The interest coverage ratio is computed by comparing the cash interest accrued to EBITDA. The interest coverage ratio for the six months ended June 30, 2011 and 2010 was 2.73 and 2.84 times, respectively.  The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA.  The fixed charge coverage ratio for the six months ended June 30, 2011 and 2010 was 1.83 and 1.98 times, respectively.  The modified fixed charge coverage ratio is computed by comparing the cash interest accrued and preferred dividends paid to EBITDA.  The modified fixed charge coverage ratio for the six months ended June 30, 2011 and 2010 was 2.23 and 2.55 times, respectively.  The net debt to EBITDA multiple is computed by comparing Parkway’s share of net debt to EBITDA for a trailing 12-month period, as adjusted for investing activities.  The net debt to EBITDA multiple for the six months ended June 30, 2011 and 2010 was 5.94 and 6.11 times, respectively.  Management believes various leverage and other financial metrics it monitors provide useful information on total debt levels as well as the Company’s ability to cover interest, principal and/or preferred dividend payments.

The table below presents the principal payments due and weighted average interest rates for the mortgage notes payable at June 30, 2011 (in thousands).

	Total		Recurring
	Mortgage	Balloon	Principal
	Maturities	Payments	Amortization
Schedule of Mortgage Maturities by Years:
2011*	$13,841	$8,484	$5,357
2012	59,366	48,408	10,958
2013	11,449	-	11,449
2014	12,794	-	12,794
2015	41,508	26,891	14,617
2016	414,542	405,334	9,208
Thereafter	406,039	390,030	16,009
Total	$959,539	$879,147	$80,392
Fair value at 06/30/11	$876,281
*Remaining six months

On January 21, 2011, in connection with its purchase of 3344 Peachtree in Atlanta, Georgia, Fund II assumed the $89.6 million existing non-recourse mortgage loan, which matures on October 1, 2017, and carries a fixed interest rate of 4.8%.  In accordance with GAAP, the mortgage loan was recorded at $87.2 million to reflect the value of the instrument based on a market interest rate of 5.25% on the date of purchase.

On February 18, 2011, Fund II obtained a $10.0 million non-recourse mortgage loan secured by Carmel Crossing, a 326,000 square foot office complex in Charlotte, North Carolina.  The mortgage loan has a fixed rate of 5.5% and is interest only through maturity at March 10, 2020. Parkway received $2.4 million in net proceeds from the loan, which represents its 30% equity investment in the property.  The proceeds were used to reduce amounts outstanding under the Company’s credit facility.

On March 31, 2011, Fund II obtained a $9.3 million non-recourse mortgage loan secured by 245 Riverside, a 135,000 square foot office property in Jacksonville, Florida.  The mortgage has a stated rate of LIBOR plus 200 basis points, an initial thirty-six month interest only period and a maturity of March 31, 2019.  In connection with this mortgage, Fund II entered into an interest rate swap that fixes the interest rate at 5.3% through September 30, 2018.

On April 8, 2011, Fund II obtained a $22.5 million non-recourse mortgage loan secured by Corporate Center Four, a 250,000 square foot office property in Tampa, Florida.  The mortgage loan has a stated rate of LIBOR plus 200 basis points, an initial thirty-six month interest only period and a maturity of April 8, 2019.  In connection with this mortgage, Fund II entered into an interest rate swap that fixes the interest rate at 5.4% through October 8, 2018.

On May 11, 2011, the Company sold 233 North Michigan, a 1.1 million square foot office property located in the central business district of Chicago, for a gross sale price of $162.2 million.  At closing, the Company repaid the $84.6 million non-recourse mortgage loan secured by the property that was scheduled to mature in July 2011.

On May 18, 2011, Fund II obtained the following mortgage loans in connection with the purchase of four office properties:

•
A $12.1 million non-recourse mortgage loan secured by Cypress Center, a 286,000 square foot office complex in the Westshore submarket of Tampa, Florida.  The mortgage loan has a stated rate of LIBOR plus 200 basis points with a maturity of May 18, 2016.  Upon obtaining the mortgage, the fund entered into an interest rate swap that fixes the interest rate at 4.1% through November 18, 2015.

•
A $33.9 million non-recourse mortgage loan secured by Bank of America Center, a 421,000 square foot office property in the central business district of Orlando, Florida.  The mortgage loan has a stated rate of LIBOR plus 200 basis points with a maturity of May 18, 2018.  Upon obtaining the mortgage, the fund entered into an interest rate swap that fixes the interest rate at 4.7% through November 18, 2017.

•
A $22.1 million non-recourse mortgage loan secured by Two Ravinia Drive, a 438,000 square foot office property located in the Central Perimeter submarket of Atlanta, Georgia.  The mortgage loan has a stated rate of LIBOR plus 200 basis points with a maturity of May 20, 2019.  Upon obtaining the mortgage, the fund entered into an interest rate swap that fixes the interest rate at 4.99% through November 18, 2018.

•
A $90.2 million non-recourse mortgage loan secured by Two Liberty Place, a 941,000 square foot office property located in the central business district of Philadelphia, Pennsylvania.  The mortgage loan has a fixed rate of 5.2% with a maturity of June 10, 2019.

On June 1, 2011, the Company repaid a $9.9 million non-recourse mortgage loan secured by Forum I, a 163,000 square foot office property in Memphis, Tennessee.  The mortgage loan had a fixed interest rate of 5.3%.  The Company repaid the mortgage loan using available proceeds under the credit facility.

On July 25, 2011, Fund II obtained a $22.0 million non-recourse, first mortgage secured by Hayden Ferry I, a 203,000 square foot office property located in Tempe submarket of Phoenix, Arizona.  The mortgage loan has a fixed rate of 4.5% with a maturity of July 25, 2018.

The Company presently has plans to make recurring capital expenditures to its office properties in 2011 of approximately $50.0 to $53.0 million on a consolidated basis, with approximately $38.0 to $41.0 million representing Parkway’s proportionate share of recurring capital improvements.  During the six months ended June 30, 2011, the Company incurred $21.7 million in recurring capital expenditures on a consolidated basis, with $17.8 million representing Parkway’s proportionate share.  These costs include tenant improvements, leasing costs and recurring building improvements.  Additionally, the Company plans to make improvements related to upgrades on properties acquired in recent years that were anticipated at the time of purchase and major renovations that are nonrecurring in nature to office properties in 2011 of approximately 18.0 to $19.0 million with approximately $6.0 to $7.0 million representing Parkway’s proportionate share.  During the six months ended June 30, 2011, the Company incurred $5.9 million related to upgrades and major renovations, with $1.9 million representing Parkway’s proportionate share.  All such improvements are expected to be financed by cash flow from the properties, capital expenditure escrow accounts, advances from the Company’s credit facility and contributions from partners.

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

The following table presents a reconciliation of the Company’s net income (loss) for Parkway Properties, Inc. to FFO for the six months ended June 30, 2011 and 2010 (in thousands):

	Six Months Ended
	June 30
	2011	2010
Net income (loss) for Parkway Properties, Inc.	$(16,824)	$9,402
Adjustments to derive funds from operations:
Depreciation and amortization	49,606	40,324
Depreciation and amortization – discontinued operations	2,410	3,928
Noncontrolling interest depreciation and amortization	(13,777)	(8,826)
Adjustments for unconsolidated joint ventures	160	168
Preferred dividends	(4,631)	(2,400)
Gain on sale of real estate – discontinued operations	(4,292)	(8,518)
Funds from operations attributable to common stockholders (1)	$12,652	$34,078

(1)	Funds from operations attributable to common stockholders for the six months ended June 30, 2011 and 2010 include the following items (in thousands):

	Six Months Ended
	June 30
	2011	2010
Gain (loss) on extinguishment of debt	$302	$(189)
Non-cash impairment loss	(1,700)	-
Acquisition costs – combination	(13,965)	-
Acquisition costs – office property acquisitions	(1,124)	-
Expenses related to litigation	(44)	(545)
Non-recurring lease termination fee income	3,758	6,445

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

Item 1A. Risk Factors

Apart from risk factors disclosed below, please refer to Item 1A-Risk Factors, in the 2010 Annual Report on Form 10-K and the Form 10-Q for the quarter ended March 31, 2011, for a full description of risk factors previously disclosed.

Our third party management and leasing agreements are subject to the risk of termination and non-renewal.

Our third party management and leasing agreements, including but not limited to those acquired through our recent combination with Eola Capital LLC and certain of its affiliates, are subject to the risk of possible termination under certain circumstances, including our failure to perform as required under these agreements, and to the risk of non-renewal by the property owner upon expiration or renewal on terms less favorable to us than the current terms.  We estimate that management and leasing agreements representing approximately one third of Eola's 2010 gross fee revenues expire or are contractually terminable within the twelve month period following closing.  If management and leasing agreements are terminated, or are not renewed upon expiration, our expected revenues will decrease and the market price of our common stock may be adversely affected.

While a portion of the purchase consideration we paid for the Eola third party management business is subject to an earn out arrangement based primarily on the gross fee revenues from the third party management business during the approximately 18 months following closing, we also paid approximately $32.4 million in cash at the closing.  If management and leasing agreements are terminated, or not renewed, and consequently the revenues from the management business decline, we will not be entitled to any refund of the cash amounts paid by us at closing.  We can provide no assurance that any of our management and leasing agreements will be renewed upon the expiration of the current term or otherwise will not be terminated.

Our business and operating results could be negatively affected if we are unable to integrate acquisitions successfully.

Integration of acquisitions involves a number of significant risks, including the diversion of management's attention to the assimilation of the operations of the acquired businesses or assets, difficulties in the integration of operations and systems; the inability to realize potential operating synergies; difficulties in the assimilation and retention of the personnel of the acquired companies; accounting, regulatory or compliance issues that could arise, including internal control over financial reporting; and challenges in retaining the customers of the combined businesses.  Further, acquisitions may have a material adverse impact on our operating results if unanticipated expenses or charges to earnings were to occur, including unanticipated operating expenses and depreciation and amortization expenses over the useful lives of certain assets acquired, as well as costs related to potential impairment charges, assumed litigation and unknown liabilities.  If we are unable to successfully integrate our recent and future acquisitions in a timely and cost-effective manner, our operating results could be negatively affected.

Item 6. Exhibits

2.1           Contribution Agreement dated as of April 10, 2011 by and among Eola Capital LLC, Eola Office Partners LLC, Banyan Street Office Holdings LLC, and the members that are parties thereto on one hand, and Parkway Properties, Inc. and Parkway Properties LP on the other hand (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed April 14, 2011).

2.2           Purchase and Sale Agreement dated as of May 5, 2011 by and between Parkway 233 North Michigan, LLC, a Delaware limited liability company, Parkway Properties, LP, a Delaware limited partnership and HUB Properties Trust, a Maryland real estate investment trust (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed May 9, 2011).

3           Articles Supplementary, dated May 16, 2011, reclassifying and designating an additional 1,046,400 shares of 8.00% Series D Cumulative Redeemable Preferred Stock, par value $0.001 per share (incorporated by reference to Exhibit 3 to the Company’s Form 8-K filed May 18, 2011).

10           Material Contracts (*Denotes management contract or compensatory plan or arrangement):

10.1           Master Transaction Agreement dated as of April 10, 2011 by and among Eola Capital LLC, Eola Office Partners LLC, the individuals listed on the signature pages thereto on one hand and Parkway Properties, Inc. and Parkway Properties LP on the other hand (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 14, 2011).

10.2           Lock Up and Voting Agreement dated as of April 10, 2011 by and among the holders listed on the signature pages thereto, Parkway Properties, Inc. and Parkway Properties LP (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 14, 2011).

10.3           First Amendment to Limited Partnership Agreement of Parkway Properties Office Fund II, LP dated April 10, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed April 14, 2011).

10.4           Amendment to Exhibit A dated May 18, 2011 of the Amended and Restated Agreement of Limited

Partnership of Parkway Properties LP (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 18, 2011).

10.5*           Parkway Properties, Inc. 2011 Employee Inducement Award Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 18, 2011).

10.6*           Form of Inducement Award Agreement for FOCUS Plan Time-Based Awards (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed May 18, 2011).

10.7*           Form of Inducement Award Agreement for FOCUS Plan Performance-Based Awards (Absolute Return Goal) (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed May 18, 2011).

10.8*           Form of Inducement Award Agreement for FOCUS Plan Performance-Based Awards (Relative Return Goal) (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed May 18, 2011).

10.9           First Amendment to Credit Agreement by and among Parkway Properties LP, a Delaware limited partnership; Parkway Properties, Inc., a Maryland corporation; Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners; Wells Fargo Bank, N.A., as Administration Agent; JPMorgan Chase Bank, N.A., as Syndication Agent; PNC Bank, N.A., Bank of America, N.A., and U.S. Bank, N.A., as Documentation Agents; and the Lenders dated July 6, 2011.

31.1           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2           Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1           Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2           Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101           The following materials from Parkway Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language):  (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statement of changes in equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements, tagged as block of text.**

**  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKWAY PROPERTIES, INC

Date: August 5, 2011	By:	/s/ Mandy M. Pope
Executive Vice President and
Chief Accounting Officer