Form 10-Q
period 2011-10-31
PARKWAY PROPERTIES INC
filed 2011-11-09
CIK 729237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended September 30, 2011
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
Yes ☐ No ☑

21,996,036 shares of Common Stock, $.001 par value, were outstanding at October 31, 2011.

9PARKWAY PROPERTIES, INC.

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

		Page
Part I. Financial Information
Item 1.	Financial Statements

	Consolidated Balance Sheets, September 30, 2011 and December 31, 2010	3

	Consolidated Statements of Operations for the Three Months and Nine Months Ended
	September 30, 2011 and 2010	4

	Consolidated Statement of Changes in Equity for the Nine Months Ended
	September 30, 2011	6

	Consolidated Statements of Cash Flows for the Nine Months Ended
	September 30, 2011 and 2010	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49

Item 4.	Controls and Procedures	49

Part II. Other Information

Item 1.	Legal Proceedings	49

Item 1A.	Risk Factors	49

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 5.	Other Information	50

Item 6.	Exhibits	50

Signatures

Authorized Signatures		50

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
 (In thousands, except share and per share data)

	September 30 2011	December 31 2010

Assets	(unaudited)
Real estate related investments:
Office and parking properties	$1,685,906	$1,755,310
Office property held for sale	134,963	-
Land held for development	609	609
Accumulated depreciation	(275,729)	(366,152)
	1,545,749	1,389,767

Land available for sale	750	750
Mortgage loans	1,500	10,336
	1,547,999	1,400,853

Receivables and other assets	133,799	132,530
Intangible assets, net	116,736	50,629
Other assets held for sale	31,983	-
Management contracts, net	50,714	-
Cash and cash equivalents	32,951	19,670
	$1,914,182	$1,603,682

Liabilities
Notes payable to banks	$113,852	$110,839
Mortgage notes payable	830,709	773,535
Accounts payable and other liabilities	123,409	98,818
Liabilities held for sale	165,340	-
	1,233,310	983,192

Equity
Parkway Properties, Inc. stockholders’ equity:
8.00% Series D Preferred stock, $.001 par value, 5,421,296 and 4,374,896 shares authorized, issued and outstanding in 2011 and 2010, respectively	128,942	102,787
Common stock, $.001 par value, 64,578,704 and 65,625,104 shares authorized in 2011 and 2010, respectively, 22,118,817 and 21,923,610 shares issued and outstanding in 2011 and 2010, respectively	22	22
Common stock held in trust, at cost, 12,070 and 58,134 shares in 2011 and 2010, respectively	(309)	(1,896)
Additional paid-in capital	517,527	516,167
Accumulated other comprehensive loss	(5,704)	(3,003)
Accumulated deficit	(209,732)	(127,575)
Total Parkway Properties, Inc. stockholders’ equity	430,746	486,502
Noncontrolling interest - real estate partnerships	250,126	133,988
Total equity	680,872	620,490
	$1,914,182	$1,603,682

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

Three Months Ended
September 30
	2011	2010
	(unaudited)
Revenues
Income from office and parking properties	$63,594	$45,095
Management company income	6,120	585
Total revenues	69,714	45,680

Expenses and other
Property operating expense	30,639	21,612
Depreciation and amortization	26,087	14,825
Impairment loss on real estate	107,240	-
Impairment loss on mortgage loan receivable	9,235	-
Change in fair value of contingent consideration	(12,000)	-
Management company expenses	4,319	858
General and administrative	1,902	1,758
Acquisition costs	25	-
Total expenses and other	167,447	39,053

Operating income (loss)	(97,733)	6,627

Other income and expenses
Interest and other income	87	354
Equity in earnings (loss) of unconsolidated joint ventures	(14)	62
Gain on involuntary conversion	-	40
Gain on sale of real estate	743	-
Interest expense	(13,473)	(10,164)

Loss before income taxes	(110,390)	(3,081)

Income tax (expense) benefit	174	(59)

Loss from continuing operations	(110,216)	(3,140)
Discontinued operations:
Loss from discontinued operations	(22,633)	(1,048)
Gain on sale of real estate from discontinued operations	2,275	-
Total discontinued operations	(20,358)	(1,048)

Net loss	(130,574)	(4,188)
Net loss attributable to noncontrolling interest – real estate partnerships	77,546	2,356

Net loss for Parkway Properties, Inc.	(53,028)	(1,832)
Dividends on preferred stock	(2,710)	(1,737)
Net loss attributable to common stockholders	$(55,738)	$(3,569)

Net loss per common share attributable to Parkway Properties, Inc.:
Basic:
Loss from continuing operations attributable to Parkway Properties, Inc.	$(1.64)	$(0.12)
Discontinued operations	(0.95)	(0.05)
Basic net loss attributable to Parkway Properties, Inc.	$(2.59)	$(0.17)
Diluted:
Loss from continuing operations attributable to Parkway Properties, Inc.	$(1.64)	$(0.12)
Discontinued operations	(0.95)	(0.05)
Diluted net loss attributable to Parkway Properties, Inc.	$(2.59)	$(0.17)

Weighted average shares outstanding:
Basic	21,502	21,438
Diluted	21,502	21,438

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Nine Months Ended September 30
	2011	2010
	(Unaudited)
Revenues
Income from office and parking properties	$170,244	$137,392
Management company income	9,990	1,331
Total revenues	180,234	138,723

Expenses and other
Property operating expense	79,156	65,478
Depreciation and amortization	64,519	46,260
Impairment loss on real estate	107,240	-
Impairment loss on mortgage loan receivable	9,235	-
Change in fair value of contingent consideration	(12,000)	-
Management company expenses	8,398	2,243
General and administrative	5,380	5,361
Acquisition costs	16,754	-
Total expenses and other	278,682	119,342

Operating income (loss)	(98,448)	19,381

Other income and expenses
Interest and other income	849	1,105
Equity in earnings of unconsolidated joint ventures	65	253
Gain on involuntary conversion	-	40
Gain on sale of real estate	743	-
Interest expense	(37,280)	(30,576)

Loss before income taxes	(134,071)	(9,797)

Income tax expense	(50)	(176)

Loss from continuing operations	(134,121)	(9,973)
Discontinued operations:
Income (loss) from discontinued operations	(26,410)	1,444
Gain on sale of real estate from discontinued operations	6,567	8,518
Total discontinued operations	(19,843)	9,962

Net loss	(153,964)	(11)
Net loss attributable to noncontrolling interest – real estate partnerships	84,112	7,581

Net income (loss) for Parkway Properties, Inc.	(69,852)	7,570
Dividends on preferred stock	(7,341)	(4,137)
Net income (loss) attributable to common stockholders	$(77,193)	$3,433

Net income (loss) per common share attributable to Parkway Properties, Inc.:
Basic:
Loss from continuing operations attributable to Parkway Properties, Inc.	$(2.67)	$(0.30)
Discontinued operations	(0.92)	0.46
Basic net income (loss) attributable to Parkway Properties, Inc.	$(3.59)	$0.16
Diluted:
Loss from continuing operations attributable to Parkway Properties, Inc.	$(2.67)	$(0.30)
Discontinued operations	(0.92)	0.46
Diluted net income (loss) attributable to Parkway Properties, Inc.	$(3.59)	$0.16

Weighted average shares outstanding:
Basic	21,489	21,413
Diluted	21,489	21,413

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share and per share data)
(Unaudited)

	Parkway Properties, Inc. Stockholders
	Preferred Stock	Common Stock	Common Stock Held in Trust	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest – Real Estate Partnerships	Total Equity
Balance at December 31, 2010	$102,787	$22	$(1,896)	$516,167	$(3,003)	$(127,575)	$133,988	$620,490
Comprehensive loss
Net loss	-	-	-	-	-	(69,852)	(84,112)	(153,964)
Change in fair value of interest rate swaps	-	-	-	-	(2,701)	-	(7,398)	(10,099)
Total comprehensive loss	-	-	-	-	-	-	-	(164,063)
Common dividends declared - $0.225 per share	-	-	-	-	-	(4,964)	-	(4,964)
Preferred dividends declared - $1.50 per share	-	-	-	-	-	(7,341)	-	(7,341)
Share-based compensation	-	-	-	1,389	-	-	-	1,389
Issuance of 1,046,400 shares of 8.0% Series D Preferred stock	26,155	-	-	-	-	-	-	26,155
17,636 shares issued in lieu of Directors’ fees	-	-	-	319	-	-	-	319
Issuance costs for shelf registration	-	-	-	(12)	-	-	-	(12)
18,819 and 11 shares withheld to satisfy tax withholding obligation in connection with the vesting of restricted stock and deferred incentive share units, respectively	-	-	-	(336)	-	-	-	(336)
Distribution of 48,125 shares of common stock from deferred compensation plan	-	-	1,625	-	-	-	-	1,625
Contribution of 2,061 shares of common stock to deferred compensation plan	-	-	(38)	-	-	-	-	(38)
Contribution of capital by noncontrolling interest	-	-	-	-	-	-	251,168	251,168
Distribution of capital to noncontrolling interest	-	-	-	-	-	-	(43,520)	(43,520)
Balance at September 30, 2011	$128,942	$22	$(309)	$517,527	$(5,704)	$(209,732)	$250,126	$680,872

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30
	2011	2010
	(Unaudited)
Operating activities
Net loss	$(153,964)	$(11)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	64,519	46,260
Depreciation and amortization – discontinued operations	19,787	19,118
Amortization of above (below) market leases	1,463	(364)
Amortization of above (below) market leases – discontinued operations	(1,069)	217
Amortization of loan costs	1,573	1,317
Amortization of mortgage loan discount	(400)	(522)
Share-based compensation expense	1,389	877
Deferred income tax benefit	(364)	-
Operating distributions from unconsolidated joint ventures	507	-
Gain on sale of real estate investments	(7,310)	(8,558)
Non-cash impairment loss on real estate	107,240	-
Non-cash impairment loss on real estate – discontinued operations	21,467	-
Non-cash impairment loss on mortgage loan receivable	9,235	-
Equity in earnings of unconsolidated joint ventures	(65)	(253)
Change in fair value of contingent consideration	(12,000)	-
Increase in deferred leasing costs	(11,434)	(7,543)
Changes in operating assets and liabilities:
Change in receivables and other assets	(20,990)	(8,129)
Change in accounts payable and other liabilities	5,443	10,750

Cash provided by operating activities	25,027	53,159

Investing activities
Distributions from unconsolidated joint ventures	3,201	-
Investment in real estate	(488,279)	(32,174)
Investment in other assets	(3,500)	-
Investment in management company	(32,400)	-
Proceeds from sale of real estate	200,193	4,758
Improvements to real estate	(29,120)	(23,407)

Cash used in investing activities	(349,905)	(50,823)

Financing activities
Principal payments on mortgage notes payable	(103,792)	(98,582)
Proceeds from mortgage notes payable	222,013	70,000
Proceeds from bank borrowings	241,822	100,969
Payments on bank borrowings	(238,809)	(100,969)
Debt financing costs	(4,828)	(1,000)
Purchase of Company stock	(336)	(799)
Dividends paid on common stock	(4,884)	(4,836)
Dividends paid on preferred stock	(6,818)	(3,600)
Contributions from noncontrolling interest partners	251,168	-
Distributions to noncontrolling interest partners	(43,520)	-
Proceeds from stock offering	26,143	44,883

Cash provided by financing activities	338,159	6,066

Change in cash and cash equivalents	13,281	8,402

Cash and cash equivalents at beginning of period	19,670	20,697

Cash and cash equivalents at end of period	$32,951	$29,099

See notes to consolidated financial statements.

Parkway Properties, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2011

Note A – Basis of Presentation

The consolidated financial statements include the accounts of Parkway Properties, Inc. (“Parkway” or “the Company”), its wholly-owned subsidiaries and joint ventures in which the Company has a controlling interest.  The other partners’ equity interests in the consolidated joint ventures are reflected as noncontrolling interests in the consolidated financial statements.  Parkway also consolidates subsidiaries where the entity is a variable interest entity (“VIE”) and Parkway is the primary beneficiary and has the power to direct the activities of the VIE and has the obligation to absorb losses or the right to receive the benefits from the VIE that could be potentially significant to the VIE.  At September  30, 2011 and December 31, 2010, Parkway did not have any VIEs that required consolidation.  All significant intercompany transactions and accounts have been eliminated in the accompanying financial statements.

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

The accompanying unaudited condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  All such adjustments are of a normal recurring nature.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.  The financial statements should be read in conjunction with the 2010 annual report and the notes thereto.

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

In September 2011, the FASB issued ASU 2011-08, which allows an entity to first assess qualitative factors in determining when a two-step quantitative goodwill impairment test is necessary.  If an entity determines, based on qualitative factors, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would then be required to calculate the fair value of the reporting unit.  The requirements of ASU 2011-08 will be effective for annual reporting periods beginning after December 15, 2011.  The Company is currently evaluating the impact of ASU 2011-08 on the Company’s consolidated financial statements.

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

The computation of diluted EPS is as follows (in thousands, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30

	2011	2010	2011	2010
Numerator:
Basic and diluted net income (loss) attributable to common stockholders	$(55,738)	$(3,569)	$(77,193)	$3,433

Basic weighted average shares	21,502	21,438	21,489	21,413
Dilutive weighted average shares	21,502	21,438	21,489	21,413
Diluted net income (loss) per share attributable to Parkway Properties, Inc.	$(2.59)	$(0.17)	$(3.59)	$0.16

The computation of diluted EPS for the three months and nine months ended September 30, 2011 and 2010 did not include the effect of employee stock options, deferred incentive share units and restricted shares because their inclusion would have been anti-dilutive.

Note C – Supplemental Cash Flow Information and Schedule of Non-Cash Investing and Financing Activity

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

	Nine Months Ended September 30

	2011	2010
	(in thousands)
Supplemental cash flow information:
Cash paid for interest	$43,250	$39,986
Cash paid for income taxes	24	141
Supplemental schedule of non-cash investing and financing activity:
Mortgage note payable transferred to purchaser	-	(8,666)
Mortgage loan issued to purchaser	-	(1,500)
Contingent consideration related to the contribution of the Management Company	19,000	-
Restricted shares and deferred incentive share units issued	2,240	1,898
Mortgage loan assumed in purchase	87,225	-
Shares issued in lieu of Directors’ fees	319	285

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

On May 18, 2011, Fund II completed the closing of its purchase of four additional office properties for $316.5 million.  The four properties include Two Liberty Place in Philadelphia, Two Ravinia Drive in Atlanta, Bank of America Center in Orlando, and Cypress Center I, II and III (“Cypress Center”) in Tampa.  The properties contain approximately 2.1 million square feet of office space, and an additional $20.9 million is expected to be spent for closing costs, building improvements, leasing costs and tenant improvements during the first two years of ownership.  An existing institutional investor in Two Liberty Place retained an 11% ownership in the property.  Parkway’s pro rata share of Two Liberty Place is 19% and Parkway’s partner in Fund II owns the remaining 70% interest.  Fund II acquired 100% of the remaining three assets, with Parkway’s ownership at 30%.  In connection with the purchases, Fund II placed separate non-recourse mortgage loans on each property totaling $158.3 million with a weighted average interest rate of 4.99%, initial thirty-six month interest only periods, and maturity dates ranging from May 2016 to June 2019.  Parkway’s equity contribution of $37.6 million was funded through availability under the Company’s credit facility.

On June 30, 2011, Fund II purchased Hayden Ferry Lakeside I (“Hayden Ferry I”) located in the Tempe submarket of Phoenix, Arizona, for $39.4 million.  Hayden Ferry I contains approximately 203,000 square feet of office space.  An additional $4.3 million is expected to be spent for closing costs, building improvements, leasing costs and tenant improvements during the first two years of ownership.  Fund II obtained a $22.0 million non-recourse mortgage loan with a fixed interest rate of 4.5%, an initial thirty-six month interest only period, and a maturity date of July 25, 2018.  Parkway's equity contribution of $5.2 million was funded through availability under the Company’s credit facility.  Parkway’s effective ownership interest in this asset is 30%.

The allocation of purchase price allocated to intangible assets and liabilities and weighted average amortization period (in years) for each class of asset or liability for 3344 Peachtree, 245 Riverside, Corporate Center Four, Two Liberty Place, Two Ravinia Drive, Bank of America Center, Cypress Center and Hayden Ferry I is as follows (in thousands, except weighted average life):

	Amount	Weighted Average Life
Land	$66,267	N/A
Buildings	380,147	40
Tenant improvements	45,267	6
Lease commissions	26,913	6
Lease in place value	41,195	6
Above market leases	27,428	7
Below market leases	(4,955)	13
Other	2,388	7
Mortgage assumed	(87,225)	7

On May 18, 2011, the Company closed on the agreement with Eola Capital, LLC (“Eola”) in which Eola contributed its Property Management Company (the “Management Company”) to Parkway.  Eola’s principals contributed the Management Company to Parkway for initial consideration of $32.4 million in cash and Eola’s principals have the opportunity to earn (i) up to 1.574 million units of limited partnership interest in Parkway’s operating partnership (“OP Units”) through an earn-out arrangement and (ii) up to 226,000 additional OP Units through an earn-up arrangement.  To the extent earned, all OP Units are redeemable for shares of Parkway common stock on a one-for-one basis.  Earn-out and earn-up consideration is contingent upon the achievement by the Management Company of targeted annual gross fee revenue and/or share price levels during an initial period for the balance of 2011 after closing and a second period for the full calendar year 2012.  The earn-out and earn-up consideration is accounted for as a liability and therefore, any changes in fair value is measured through profit and loss each reporting date until the contingency is resolved.  Parkway also has protections against fee income loss in the form of a provision requiring specific payments to Parkway in the event of certain terminations of existing management contracts and a non-compete agreement with regard to the existing management contracts of the Management Company.  The Management Company was contributed to a wholly-owned taxable REIT subsidiary and therefore, the Company began incurring income tax expenses upon closing of the agreement.  The Management Company currently manages assets totaling approximately 11.2 million square feet.  Parkway funded the cash consideration for the Management Company contribution with operating cash flow, proceeds from the disposition of office properties, proceeds from an equity issuance and amounts available under the Company’s credit facilities.  For details regarding the Management Company’s purchase price allocation see “Note G – Management Contracts.”

The unaudited pro forma effect on the Company’s results of operations for the purchase of 3344 Peachtree, 245 Riverside, Corporate Center Four, Two Liberty Place, Two Ravinia Drive, Bank of America Center, Cypress Center, Hayden Ferry I and the Management Company as if the purchase had occurred on January 1, 2010 is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30	September 30
	2011	2010	2011	2010
Revenues	$69,714	$70,031	$211,167	$211,795
Net income (loss) attributable to common stockholders	$(55,738)	$(3,598)	$(71,857)	$(590)
Basic net income (loss) attributable to common stockholders	$(2.59)	$(0.17)	$(3.34)	$(0.03)
Diluted net income (loss) attributable to common stockholders	$(2.59)	$(0.17)	$(3.34)	$(0.03)

On July 6, 2011, RubiconPark II, LLC, sold Maitland 200, a 204,000 square foot office property located in the Maitland submarket of Orlando, for a gross sale price of $23 million.  The $16.9 million mortgage loan secured by the property was repaid upon closing.  Parkway owned a 20% interest in the property and received a priority distribution after the repayment of secured debt of $2.8 million, which was used to reduce amounts outstanding under the Company's credit facility. The Company recognized a gain on the sale of $743,000 during the third quarter of 2011. Additionally, the Company retained management of the property and therefore, the gain was recorded in continuing operations.

On July 19, 2011, the Company sold Greenbrier Towers I & II, two office properties totaling 172,000 square feet in Hampton Roads, Virginia, for a gross sale price of $16.7 million.  The sale represented the Company’s exit from this market.  The properties were unencumbered by debt at the time of the sale.  Parkway received $16.1 million in net proceeds at closing, which were used to reduce amounts outstanding under the Company's credit facility.  The Company recognized a gain on the sale of real estate from discontinued operations of $1.2 million during the third quarter of 2011.

On August 16, 2011, the Company sold Glen Forest, an 81,000 square foot office property in Richmond, Virginia, for a gross sale price of $9.3 million.  The property was unencumbered by debt at the time of the sale.  Parkway received $8.9 million in net proceeds at closing, which were used to reduce amounts outstanding under the Company's credit facility.  The Company recognized a gain on the sale of real estate from discontinued operations of $1.1 million during the third quarter of 2011.

On September 8, 2011, the Company sold Tower at 1301 Gervais, a 298,000 square foot office property in Columbia, South Carolina, for a gross sale price of $19.5 million.  The property was unencumbered by debt at the time of the sale.  Parkway received $17.9 million in net proceeds at closing, which were used to reduce amounts outstanding under the Company's credit facility.  The Company recognized a total non-cash impairment loss of $2.7 million during the nine months ended 2011.  This impairment loss and all income from current and prior periods has been classified discontinued operations.

The Company is under contract to sell 111 East Wacker, a 1.0 million square foot office property located in the central business district of Chicago, Illinois, for a gross sale price of $150.6 million. The property currently serves as collateral for a $148.5 million non-recourse mortgage loan with a fixed interest rate of 6.3% and maturity date in July 2016.  As of September 22, 2011, the buyer has concluded its due diligence and has deposited earnest money of $2.4 million.  The sale is expected to close during the fourth quarter of 2011, subject to the buyer’s successful modification and assumption of the existing mortgage loan and customary closing conditions.  The Company recognized a non-cash impairment loss of $18.8 million in the third quarter of 2011 and has classified the property as held for sale with all income classified as discontinued operations for all current and prior periods presented.

The Company has reached an agreement in principle to sell its interests in the office portfolio owned by Parkway Properties Office Fund, LP (“Fund I”), for which Parkway is a limited partner and serves as general partner.  The office portfolio is comprised of 2.7 million square feet and Parkway’s effective ownership of the portfolio is approximately 28.2%.  The properties are secured by a total of $293.1 million in non-recourse mortgage loans, of which $82.7 million is Parkway’s share, with an average interest rate of 5.6%.  In connection with this agreement to sell the Company’s interests in the portfolio owned by Fund I, the Company recorded an impairment loss in the third quarter of 2011 totaling $100.2 million, of which $28.0 million is Parkway’s share.

Note E – Discontinued Operations

All current and prior period income from the following office property dispositions and property held for sale is included in discontinued operations for the three months and nine months ended September 30, 2011 and 2010 (in thousands).

Office Property	Location	Square Feet	Date of Sale	Net Sales Price	Net Book Value of Real Estate	Gain on Sale
One Park Ten	Houston, TX	163	04/15/2010	$14,924	$6,406	$8,518
2010 Dispositions		163		$14,924	$6,406	$8,518

233 North Michigan	Chicago, IL	1,070	05/11/2011	$156,546	$152,254	$4,292
Greenbrier I & II	Hampton Roads, VA	172	07/19/2011	16,275	15,070	1,205
Glen Forest	Richmond, VA	81	08/16/2011	8,950	7,880	1,070
Tower at 1301 Gervais	Columbia, SC	298	09/08/2011	18,421	18,421	-
2011 Dispositions		1,621		$200,192	$193,625	$6,567
Property Held For Sale
111 East Wacker	Chicago, IL	1,013	-	$-	$-	$-

On May 11, 2011, the Company sold 233 North Michigan, a 1.1 million square foot office building in Chicago, Illinois, for gross proceeds of $162.2 million and recorded a gain on the sale of $4.3 million.  Accordingly, income from 233 North Michigan has been classified as discontinued operations for all current and prior periods presented.

On July 19, 2011, Parkway sold Greenbrier  Towers I & II for gross proceeds of $16.7 million and recorded a gain on the sale of $1.2 million.  The two office buildings total 172,000 square feet and are located in Hampton Roads, Virginia.  Accordingly, income from Greenbrier Towers I & II has been classified as discontinued operations for all current and prior periods presented.

On August 16, 2011, Parkway sold Glen Forest, a 81,000 square foot office building in Richmond, Virginia, for gross proceeds of $9.3 million and recorded a gain on the sale of $1.1 million.  Accordingly, income from Glen Forest has been classified as discontinued operations for all current and prior periods presented.

On September 8, 2011, Parkway sold Tower at 1301 Gervais, a 298,000 square foot office building in Columbia, South Carolina, for gross proceeds of $19.5 million and recorded an impairment loss of $1.0 million.  Accordingly, income from Tower at 1301 Gervais has been classified as discontinued operations for all current and prior periods presented. A non-cash impairment loss totaling $2.7 million was recognized during the nine months ended September 30, 2011, with respect to this property.

In the third quarter of 2011, Parkway classified 111 East Wacker, a 1.0 million square foot office building in Chicago, Illinois, as held for sale.  Accordingly, income from 111 East Wacker has been classified as discontinued operations for all current and prior periods presented.  In accordance with GAAP, a non-cash  impairment loss of $18.8 million was recognized during the third quarter of 2011, with respect to this property.

The major classes of assets and liabilities classified as held for sale for 111 East Wacker at September 30, 2011 are as follows (in thousands):

September 30
2011
Balance Sheet:
Investment property	$168,613
Accumulated depreciation	(33,650)
Office property held for sale	134,963
Rents receivable and other assets	27,472
Intangible assets, net	4,511
Other assets held for sale	31,983
Total assets held for sale	$166,946

Mortgage notes payable	$148,272
Accounts payable and other liabilities	17,068
Total liabilities held for sale	$165,340

The amount of revenues and expenses for these six office properties reported in discontinued operations for the three months and nine months ended September 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Income statement:
Revenues
Income from office and parking properties	$9,042	$16,472	$41,218	$56,217
	9,042	16,472	41,218	56,217

Expenses
Office and parking properties:
Operating expense	3,316	7,715	18,016	24,863
Interest expense	2,389	3,504	8,358	10,792
Depreciation and amortization	6,203	6,301	19,787	19,118
Impairment loss	19,767	-	21,467	-
	31,675	17,520	67,628	54,773

Income (loss) from discontinued operations	(22,633)	(1,048)	(26,410)	1,444
Gain on sale of real estate from discontinued operations	2,275	-	6,567	8,518
Total discontinued operations	$(20,358)	$(1,048)	$(19,843)	$9,962

Note F – Mortgage Loans

The Company owns the B participation piece (the “B piece”) of a first mortgage secured by an 844,000 square foot office building in Dallas, Texas known as 2100 Ross at an original cost of $6.9 million which was purchased  in November 2007.  The B piece was originated by Wachovia Bank, N.A., a Wells Fargo Company, and has a face value of $10.0 million, a stated coupon rate of 6.065% and a scheduled maturity in May 2012.  At September 30, 2011, the Company recorded a non-cash impairment loss on the mortgage loan in the amount of $9.2 million.  The borrower is currently in default on the first mortgage and based on current information, the Company does not believe it will recover its investment in the loan.  Therefore, Parkway has written off its investment in the mortgage loan.

 In connection with the sale of One Park Ten, the Company seller-financed a $1.5 million note receivable that bears interest at 7.25% per annum on an interest-only basis through maturity in June 2012.  The carrying amount of the mortgage loan was $1.5 million at September 30, 2011.

Note G – Management Contracts

During the second quarter of 2011, as part of the Company’s combination with Eola, Parkway purchased the management contracts associated with Eola’s property management business.  At the purchase date, the contracts were valued by an independent appraiser at $52.0 million.  The value of the management contracts is based on the sum of the present value of future cash flows attributable to the management contracts, in addition to the value of tax savings as a result of the amortization of intangible assets.  During the three months and nine months ended September 30, 2011, the Company recorded amortization expense of $867,000 and $1.3 million, respectively, on the management contracts.  Also, in conjunction with the valuation of the management company, the Company recorded $26.2 million of goodwill, a $31.0 million liability related to contingent consideration and a deferred tax liability of $14.8 million.  At September 30, 2011, the allocation of purchase price is still preliminary.

Note H - Capital and Financing Transactions

At September 30, 2011, the Company had a total of $113.9 million outstanding under its credit facilities (collectively, the “Credit Facility”) and was in compliance with all loan covenants under each credit facility.  The interest rate on the Company’s Credit Facility is based on LIBOR plus 275 to 350 basis points depending on the Company’s overall leverage, with the current rate set at LIBOR plus 325 basis points.  Additionally, the Company pays fees on the unused portion of the Company’s credit facility ranging between 40 and 50 basis points based upon usage of the aggregate commitment, with the current rate set at 40 basis points.

Mortgage notes payable at September 30, 2011 totaled $979.0 million with an average interest rate of 5.8% and were secured by office properties.

On January 31, 2011, the Company closed a new $190.0 million unsecured revolving credit facility and a new $10.0 million unsecured working capital revolving credit facility.  The new credit facilities have an initial term of three years and replaced the existing unsecured revolving credit facility, term loan and working capital facility that were scheduled to mature on April 27, 2011.  The Company had a $100.0 million interest rate swap associated with the credit facilities that expired March 31, 2011, and locked LIBOR at 3.635%.  Wells Fargo Securities and JP Morgan Securities LLC acted as Joint Lead Arrangers and Joint Book Runners on the unsecured revolving credit facility.  In addition, Wells Fargo Bank, N.A. acted as Administration Agent and JPMorgan Chase Bank, N.A. acted as Syndication Agent.  Other participating lenders include PNC Bank, N.A., Bank of America, N.A., US Bank, N.A., Trustmark National Bank, and BancorpSouth Bank.  The working capital revolving credit facility was provided solely by PNC Bank, N.A.  On September 20, 2011, the Company entered into an amendment to the revolving credit facility, which amendment became effective the date of its execution.  The amendment reduced the Tangible Net Worth requirement and adjusted the definition of FFO under the revolving credit facility.

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

Upon its maturity on June 1, 2011, the Company elected not to repay an $8.5 million non-recourse mortgage loan secured by the Wells Fargo Building, a 136,000 square foot office building in Houston.  This mortgage loan had a fixed interest rate of 4.4%.  The Company is currently in default on this mortgage and the lender has identified a third-party buyer for the mortgage.  The Company expects a loan foreclosure or deed in lieu of loan foreclosure on the property, and has recognized an impairment loss on real estate of $7.0 million during the third quarter of 2011.  Upon foreclosure, the Company expects to record a gain on foreclosure of $3.9 million.

On July 25, 2011, Fund II obtained a $22 million mortgage loan secured by Hayden Ferry I, a 203,000 square foot office property located in the Tempe submarket of Phoenix, Arizona.  The mortgage loan has a stated rate of LIBOR plus 200 basis points, an initial thirty-six month interest only period, and a maturity date of July 25, 2018.  In connection with this mortgage, Fund II entered into an interest rate swap that fixes the interest rate at 4.5% through January 25, 2018.

Note I – Noncontrolling Interest – Real Estate Partnerships

The Company has an interest in two joint ventures that are included in its consolidated financial statements. Information relating to these consolidated joint ventures is detailed below.

		Parkway’s	Square Feet
Joint Venture Entity and Property Name	Location	Ownership %	(In thousands)
Parkway Properties Office Fund, LP
Desert Ridge Corporate Center	Phoenix, AZ	26.50%	293
Maitland 100	Orlando, FL	25.00%	128
555 Winderley	Orlando, FL	25.00%	102
Gateway Center	Orlando, FL	25.00%	228
BellSouth Building	Jacksonville, FL	25.00%	92
Centurion Centre	Jacksonville, FL	25.00%	88
100 Ashford Center	Atlanta, GA	25.00%	160
Peachtree Ridge	Atlanta, GA	25.00%	160
Overlook II	Atlanta, GA	25.00%	260
U.S. Cellular Plaza	Chicago, IL	40.00%	610
Chatham Centre	Schaumburg, IL	25.00%	206
Renaissance Center	Memphis, TN	25.00%	190
1401 Enclave Parkway	Houston, TX	25.00%	209
Total Parkway Properties Office Fund, LP		28.20%	2,726

Parkway Properties Office Fund II, LP
Hayden Ferry Lakeside I	Phoenix, AZ	30.00%	203
245 Riverside	Jacksonville, FL	30.00%	135
Bank of America Center	Orlando, FL	30.00%	421
Corporate Center Four at International Plaza	Tampa, FL	30.00%	250
Cypress Center I - III	Tampa, FL	30.00%	286
Falls Pointe	Atlanta, GA	30.00%	107
Lakewood II	Atlanta, GA	30.00%	123
3344 Peachtree	Atlanta, GA	33.03%	485
Two Ravinia	Atlanta, GA	30.00%	438
Carmel Crossing	Charlotte, NC	30.00%	326
Two Liberty Place	Philadelphia, PA	19.00%	941
Total Parkway Properties Office Fund II, LP		27.70%	3,715

Total Consolidated Joint Ventures		27.90%	6,441

Parkway is a limited partner and serves as the general partner of Fund I and provides asset management, property management, leasing and construction management services to the fund, for which it is paid market-based fees.  Cash distributions from the fund are made to each joint venture partner based on their percentage of ownership in the fund.  Because Parkway is the sole general partner and has the authority to make major decisions on behalf of the fund, Parkway is considered to have a controlling interest.  Accordingly, Parkway is required to consolidate the fund in its consolidated financial statements.  Fund I has been fully invested  since February 2008.

The Company has reached an agreement in principle to sell its interests in the office portfolio owned by Fund I, for which Parkway is a limited partner and serves as general partner.  The office portfolio is comprised of 2.7 million square feet and Parkway’s effective ownership of the portfolio is approximately 28.2%.  The properties are secured by a total of $293.1 million in non-recourse mortgage loans, of which $82.7 million is Parkway’s share, with an average interest rate of 5.6%.  In connection with this agreement to sell the Company’s interests in the portfolio owned by Fund I, the Company recorded an impairment loss in the third quarter of 2011 totaling $100.2 million, of which $28.0 million is Parkway’s share.

In 2008, Parkway formed Fund II, a $750.0 million discretionary fund with the Teacher Retirement System of Texas (“TRST”), for the purpose of acquiring high-quality multi-tenant office properties.  TRST is a 70% investor, and Parkway is a 30% investor in the fund, which, when fully funded, will be capitalized with approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt.  Parkway’s share of the equity contribution for the fund will be $112.5 million and will be funded with operating cash flow, proceeds from asset sales, issuance of equity securities and/or advances on the credit facility as needed on a temporary basis.  Fund II targets acquisitions in the core markets of Houston, Austin, San Antonio, Chicago, Atlanta, Phoenix, Charlotte, Memphis, Nashville, Jacksonville, Orlando, Tampa/St. Petersburg, and Ft. Lauderdale, as well as other growth markets to be determined at Parkway’s discretion.  As of September 30, 2011, Fund II included investments in eleven office properties totaling $636.1 million which represents 84.8% of the fund’s $750.0 million investment capacity.

An existing institutional investor in Two Liberty Place retained an 11% ownership in the property.  Parkway’s pro rata share of Two Liberty Place is 19% and Parkway’s partner in Fund II owns the remaining 70% interest.

Parkway is a limited partner and serves as the general partner of Fund II and provides asset management, property management, and leasing and construction management services to the fund for which it is paid market-based fees.  Parkway exclusively represents the fund in making acquisitions within the target markets and within certain predefined criteria.  Parkway may continue to make fee-simple acquisitions in markets outside of the target markets, acquire properties within the target markets that do not meet the fund’s specific criteria or sell any currently owned properties.  Because Parkway is the sole general partner and has the authority to make major decisions on behalf of the fund, Parkway is considered to have a controlling interest.  Accordingly, Parkway is required to consolidate the fund in its consolidated financial statements.

Noncontrolling interest - real estate partnerships represents the other partners’ proportionate share of equity in the partnerships discussed above at September 30, 2011.

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

Compensation expense related to restricted shares and deferred incentive share units of $1.4 million and $877,000 was recognized for the nine months ended September 30, 2011 and 2010, respectively.  Total compensation expense related to nonvested awards not yet recognized was $3.7 million at September 30, 2011.  The weighted average period over which the expense is expected to be recognized is approximately 2.3 years.

On January 9, 2011, 25,935 restricted shares vested and were issued to officers of the Company due to the achievement of performance goals established in 2009 by the Board of Directors.

On January 12, 2011, 27,125 restricted shares vested and were issued to officers of the Company.  These shares were granted in January 2007 and vested four years from the grant date.

On January 14, 2011, the Board of Directors approved 55,623 FOCUS Plan long-term equity incentive awards to officers of the Company.  The long-term equity incentive awards are valued at $736,000 which equates to an average price per share of $13.23 and consist of 25,620 time-based awards, 16,883 market condition awards subject to an absolute total return goal, and 13,120 market condition awards subject to a relative total return goal.  These shares are accounted for as equity-classified awards.

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

On May 18, 2011, the Board of Directors approved 63,241 FOCUS Plan long-term equity incentive awards to new officers of the Company.  The long-term equity incentive awards are valued at $577,000 which equates to an average price per share of $9.12 and consist of 11,384 time-based awards, 29,091 market condition awards subject to an absolute total return goal, and 22,766 market condition awards subject to a relative total return goal.  The Company also awarded 17,530 deferred incentive share units to approximately 136 other former employees of Eola who became employees of the Company effective May 18, 2011.  These shares are accounted for as equity-classified awards.

Also on May 18, 2011, the Board of Directors approved 68,802 FOCUS Plan long-term equity incentive awards to new officers of the Company effective June 1, 2011.  The long-term equity incentive awards are valued at $628,000 which equates to an average price per share of $9.13 and consist of 12,384 time-based awards, 31,649 market condition awards subject to an absolute total return goal, and 24,769 market condition awards subject to a relative total return goal.  These shares are accounted for as equity-classified awards.

On June 20, 2011, the Board of Directors approved 8,705 FOCUS Plan long-term equity incentive awards to officers of the Company.  The long-term equity incentive awards are valued at $68,000 which equates to an average price per share of $7.81 and consist of 534 time-based awards, 4,584 market condition awards subject to an absolute total return goal, and 3,587 market condition awards subject to a relative total return goal.  These shares are accounted for as equity-classified awards.

On July 1, 2011, 6,345 restricted shares vested and were issued to officers of the Company.  These shares were granted in July 2010 and vested one year from the grant date.

On October 13, 2011, 1,000 restricted shares vested and were issued to officers of the Company.  These shares were granted in 2004 and vested seven years from the grant date.

On October, 14, 2011, 10,152 restricted shares vested and were issued to an executive officer of the Company.  The executive officer resigned from the Company effective October 15, 2011, and forfeited 41,349 shares of restricted stock pursuant to the terms of the 2010 Equity Plan.

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

A summary of the Company’s restricted shares and deferred incentive share unit activity for the nine months ended September 30, 2011 is as follows:

		Weighted		Weighted
		Average	Deferred	Average
	Restricted	Grant-Date	Incentive	Grant-Date
	Shares	Fair Value	Share Units	Fair Value
Balance at 12/31/10	479,930	$12.81	15,640	$25.71
Issued	196,371	10.23	17,010	16.37
Vested	(59,405)	32.28	(30)	52.36
Forfeited	-	-	(1,875)	25.25
Balance at 09/30/11	616,896	$10.11	30,745	$20.54

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

Cash and cash equivalents

The carrying amounts for cash and cash equivalents approximated fair value at September 30, 2011 and December 31, 2010.

Mortgage loan receivable

The Company owns the B participation piece (the “B piece”) of a first mortgage secured by an 844,000 square foot office building in Dallas, Texas known as 2100 Ross at an original cost of $6.9 million, which was purchased in November 2007.  The B piece was originated by Wachovia Bank, N.A., a Wells Fargo Company, and has a face value of $10.0 million, a stated coupon rate of 6.065% and a scheduled maturity in May 2012.  At September 30, 2011, the Company recorded a non-cash impairment loss on the mortgage loan in the amount of $9.2 million.  The borrower is currently in default on the first mortgage and based on current information, the Company does not believe it will recover its investment in the loan.  Therefore, Parkway has written off its investment in the mortgage loan.

In connection with the sale of One Park Ten, the Company seller-financed a $1.5 million note receivable, and the carrying amount of the note was $1.5 million at September 30, 2011 and December 31, 2010.  The carrying amount of the mortgage loan approximated fair value at September 30, 2011 and December 31, 2010.

Mortgage notes payable

The fair value of the mortgage notes payable is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.  The aggregate fair value of the mortgage notes payable at September 30, 2011 was $967.0 million as compared to its carrying amount of $979.0 million. The aggregate fair value of the mortgage notes payable at December 31, 2010 was $734.6 million as compared to its carrying amount of $773.5 million.

Notes payable to banks

The fair value of the Company’s notes payable to banks is estimated by discounting expected cash flows at current market rates.  The aggregate fair value of the notes payable to banks at September 30, 2011 was $103.2 million as compared to its carrying amount of $113.9 million.  The aggregate fair value of the notes payable to banks at December 31, 2010 was $109.6 million as compared to its carrying amount of $110.8 million.

Interest rate swap agreements

The fair value of the interest rate swaps is determined by estimating the expected cash flows over the life of the swap using the mid-market rate and price environment as of the last trading day of the reporting period.  This information is considered a Level 2 input as defined by ASC 820.  The aggregate fair value liability of the interest rate swaps at September 30, 2011 and December 31, 2010 was $13.1 million and $3.0 million, respectively.

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

Note M – Income Taxes

The Company qualifies and has elected to be taxed as a REIT under the Internal Revenue Code (the “Code”).  The Company will generally not be subject to federal income tax to the extent that it distributes its taxable income to the Company’s shareholders, and as long as Parkway satisfies the ongoing REIT requirements including meeting certain asset, income and stock ownership tests.

The Company has elected to treat certain consolidated subsidiaries as taxable REIT subsidiaries, which are tax paying entities for income tax purposes and are taxed separately from the Company.  Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to federal and state income tax at regular corporate tax rates.

Parkway’s provision for income taxes for the three months ended September 30, 2011 and 2010, included $190,000 and $59,000, respectively, of current federal and state income tax expense resulting from undistributed REIT taxable income.  The Company’s provision for income taxes for the nine months ended September 30, 2011 and 2010, included $414,000 and $176,000, respectively, of current federal and state income tax expense resulting from undistributed REIT taxable income.

In connection with the purchase accounting for the Management Company, the Company recorded deferred tax liabilities of $14.8 million representing differences between the tax basis and GAAP basis of the acquired assets and liabilities (primarily related to the Management Company contracts) multiplied by the effective tax rate.  The Company was required to record these deferred tax liabilities as a result of the Management Company operating as a C corporation at the time it was acquired.  The deferred income tax benefit recorded for the three months and nine months ended September 30, 2011 was $364,000.

Note N – Financial Arrangements

Steven G. Rogers, Chief Executive Officer, President and a director of the Company resigned from his positions with the Company effective November 30, 2011.  In connection with the resignation, the Company entered into a Transition Agreement, dated October 7, 2011 (the “Transition Agreement”), with Mr. Rogers.  Under the Transition Agreement, the Company shall pay Mr. Rogers a cash payment equal to $2.9 million (less applicable deductions), which includes Mr. Rogers’ accrued but unpaid bonus for 2011.  The Company also agreed to fully accelerate the vesting of all of the equity awards made by the Company to Mr. Rogers, other than his performance-based awards under the Company’s FOCUS Plan, and provide Mr. Rogers with continuing healthcare coverage for up to two years after his resignation.  As a condition of receiving the benefits provided by the Transition Agreement, Mr. Rogers will be subject to restrictive covenants with respect to confidentiality and his ability to compete with, or solicit employees of, the Company for a period of 24 months.  Mr. Rogers also agreed to provide the Company with a general release of claims and, if requested, to provide consultation services and otherwise assist and advise the Company for a period of 12 months after his resignation.

On September 15, 2011, William R. Flatt, Executive Vice President and Chief Operating Officer of the Company resigned from his positions with the Company effective October 15, 2011.  In connection with the resignation, the Company entered into a Severance Agreement, dated October 10, 2011 (the “Severance Agreement”), with Mr. Flatt.  Under the Severance Agreement, the Company shall pay Mr. Flatt a cash payment equal to $611,000 (less applicable deductions), which includes a pro rata amount for Mr. Flatt’s accrued but unpaid bonus for 2011.  The Company also agreed to accelerate the vesting of a pro rata portion of the time-based equity awards made by the Company to Mr. Flatt.  As a condition of receiving the benefits provided by the Severance Agreement, Mr. Flatt provided the Company with a general release of claims.

Note O - Segment Information

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

The management of the Company evaluates the performance of the reportable office segment based on funds from operations attributable to common stockholders (“FFO”).  Management believes that FFO is an appropriate measure of performance for equity REITs and computes this measure in accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition of FFO (including any guidance that NAREIT releases with respect to the definition).  Funds from operations is defined by NAREIT as net income (computed in accordance with GAAP), reduced by preferred dividends, excluding gains or losses on depreciable real estate and extraordinary items under GAAP, plus depreciation and amortization, and after adjustments to derive the Company’s pro rata share of FFO of consolidated and unconsolidated joint ventures.  Further, the Company does not adjust FFO to eliminate the effects of non-recurring charges.  On October 31, 2011, NAREIT issued updated guidance on reporting FFO such that impairment losses on depreciable real estate should be excluded from the computation of FFO for current and prior periods.  The Company believes that FFO is a meaningful supplemental measure of its operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses. However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient.  Thus, NAREIT created FFO as a supplemental measure of operating performance for real estate investment trusts that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP.  The Company believes that the use of FFO, combined with the required GAAP presentations, has been beneficial in improving the understanding of operating results of real estate investment trusts among the investing public and making comparisons of operating results among such companies more meaningful. FFO as reported by Parkway may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition.  Funds from operations do not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States and is not an indication of cash available to fund cash needs.  Funds from operations should not be considered an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flow as a measure of liquidity.

The following is a reconciliation of FFO and net income (loss) attributable to common stockholders for office properties and total consolidated entities for the three months ended September 30, 2011 and 2010.  Amounts presented as “Unallocated and Other” represent primarily income and expense associated with providing management services, corporate general and administrative expense, interest expense on the Company’s credit facility and preferred dividends.

	At or for the three months ended				At or for the three months ended
	September 30, 2011				September 30, 2010
	Office	Unallocated		Office	Unallocated
	Properties	and Other	Consolidated	Properties	and Other	Consolidated
	(in thousands)			(in thousands)
	(Unaudited)

Income from office and parking properties (a)	$63,594	$-	$63,594	$45,095	$-	$45,095
Management company income	-	6,120	6,120	-	585	585
Property operating expenses (b)	(30,639)	-	(30,639)	(21,612)	-	(21,612)
Depreciation and amortization	(26,087)	-	(26,087)	(14,825)	-	(14,825)
Management company expenses	-	(4,319)	(4,319)	-	(858)	(858)
Income tax expense-current	-	(190)	(190)	-	(59)	(59)
Income tax expense-deferred	-	364	364	-	-	-
General and administrative expenses	-	(1,902)	(1,902)	-	(1,758)	(1,758)
Acquisition costs	-	(25)	(25)	-	-	-
Other income	-	87	87	-	354	354
Equity in earnings (loss) of unconsolidated joint ventures	(14)	-	(14)	62	-	62
Gain on involuntary conversion	-	-	-	40	-	40
Interest expense (c)	(11,878)	(1,595)	(13,473)	(8,673)	(1,491)	(10,164)
Adjustment for noncontrolling interest-real estate partnerships	77,546	-	77,546	2,356	-	2,356
Loss from discontinued operations	(22,633)	-	(22,633)	(1,048)	-	(1,048)
Gain on sale of real estate from discontinued operations	2,275	-	2,275	-	-	-
Gain on sale of real estate	743	-	743	-	-	-
Change in fair value of contingent consideration	-	12,000	12,000	-	-	-
Impairment loss on real estate	(107,240)	-	(107,240)	-	-	-
Impairment loss on mortgage loan receivable	-	(9,235)	(9,235)	-	-	-

Dividends on preferred stock	-	(2,710)	(2,710)	-	(1,737)	(1,737)
Net income (loss) attributable to common stockholders	(54,333)	(1,405)	(55,738)	1,395	(4,964)	(3,569)

Depreciation and amortization	26,087	-	26,087	14,825	-	14,825
Depreciation and amortization – discontinued operations	6,203	-	6,203	6,301	-	6,301
Depreciation and amortization noncontrolling interest – real estate partnerships	(11,574)	-	(11,574)	(4,011)	-	(4,011)
Adjustment for depreciation and amortization-unconsolidated joint ventures	38	-	38	85	-	85
Impairment loss on real estate	54,767	-	54,767	-	-	-
Gain on sale of real estate	(3,018)	-	(3,018)	-	-	-
Funds from operations available to common stockholders	$18,170	$(1,405)	$16,765	$18,595	$(4,964)	$13,631

Capital expenditures (d)	$12,906	$-	$12,906	$12,629	$-	$12,629

(a)	Included in income from office and parking properties are rental revenues, customer reimbursements, parking income and other income.

(b)	Included in property operating expenses are real estate taxes, insurance, contract services, repairs and maintenance and property operating expenses.

(c)
Interest expense for office properties represents interest expense on property secured mortgage debt.  It does not include interest expense on the Company’s unsecured line of credit, which is included in “Unallocated and Other”.

(d)	Capital expenditures include building improvements, tenant improvements and deferred leasing costs.

The following is a reconciliation of FFO and net income (loss) attributable to common stockholders for office properties and total consolidated entities for the nine months ended September 30, 2011 and 2010.  Amounts presented as “Unallocated and Other” represent primarily income and expense associated with providing management services, corporate general and administrative expense, interest expense on the Company’s credit facility and preferred dividends.

	At or for the nine months ended				At or for the nine months ended
	September 30, 2011				September 30, 2010
	Office	Unallocated		Office	Unallocated
	Properties	and Other	Consolidated	Properties	and Other	Consolidated
	(in thousands)			(in thousands)
	(Unaudited)
Income from office and parking properties (a)	$170,244	$-	$170,244	$137,392	$-	$137,392
Management company income	-	9,990	9,990	-	1,331	1,331
Property operating expenses (b)	(79,156)	-	(79,156)	(65,478)	-	(65,478)
Depreciation and amortization	(64,519)	-	(64,519)	(46,260)	-	(46,260)
Management company expenses	-	(8,398)	(8,398)	-	(2,243)	(2,243)
Income tax expense-current	-	(414)	(414)	-	(176)	(176)
Income tax expense-deferred	-	364	364	-	-	-
General and administrative expenses	-	(5,380)	(5,380)	-	(5,361)	(5,361)
Acquisition costs	(1,124)	(15,630)	(16,754)	-	-	-
Other income	-	849	849	-	1,105	1,105
Equity in earnings of unconsolidated joint ventures	65	-	65	253	-	253
Gain on involuntary conversion	-	-	-	40	-	40
Interest expense (c)	(31,903)	(5,377)	(37,280)	(26,001)	(4,575)	(30,576)
Adjustment for noncontrolling interest-real estate partnerships	84,112	-	84,112	7,581	-	7,581
Income (loss) from discontinued operations	(26,410)	-	(26,410)	1,444	-	1,444
Gain on sale of real estate from discontinued operations	6,567	-	6,567	8,518	-	8,518
Gain on sale of real estate	743	-	743	-	-	-
Change in fair value of contingent consideration	-	12,000	12,000	-	-	-
Impairment loss on real estate	(107,240)	-	(107,240)	-	-	-
Impairment loss on mortgage loan receivable	-	(9,235)	(9,235)	-	-	-

Dividends on preferred stock	-	(7,341)	(7,341)	-	(4,137)	(4,137)
Net income (loss) available to common stockholders	(48,621)	(28,572)	(77,193)	17,489	(14,056)	3,433

Depreciation and amortization	64,519	-	64,519	46,260	-	46,260
Depreciation and amortization – discontinued operations	19,787	-	19,787	19,118	-	19,118
Depreciation and amortization noncontrolling interest – real estate partnerships	(25,351)	-	(25,351)	(12,837)	-	(12,837)
Adjustment for depreciation and amortization-unconsolidated joint ventures	198	-	198	253	-	253
Impairment loss on real estate	56,467	-	56,467	-	-	-
Gain on sale of real estate	(7,310)	-	(7,310)	(8,518)	-	(8,518)
Funds from operations available to common stockholders	$59,689	$(28,572)	$31,117	$61,765	$(14,056)	$47,709

Total assets	$1,822,926	$91,256	$1,914,182	$1,601,498	$19,567	$1,621,065

Office and parking properties	$1,545,749	$-	$1,545,749	$1,403,101	$-	$1,403,101
Capital expenditures (d)	$40,554	$-	$40,554	$30,950	$-	$30,950

(a)	Included in income from office and parking properties are rental revenues, customer reimbursements, parking income and other income.
(b)	Included in property operating expenses are real estate taxes, insurance, contract services, repairs and maintenance and property operating expenses.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Parkway is a self-administered and self-managed REIT specializing in the acquisition, operations, leasing and ownership of office properties.  At October 1, 2011, Parkway owned or had an interest in 67 office properties located in 12 states with an aggregate of approximately 14.5 million square feet of leasable space. Included in the portfolio are 26 properties totaling 6.6 million square feet that are owned jointly with other investors, representing 45.5% of the portfolio.  Parkway has reached an agreement in principle to sell its interests in 2.7 million square feet of these jointly owned properties.  For further discussion, see “Discretionary Funds” below.  Fee-based real estate services are offered through wholly owned subsidiaries of the Company, which in total manage and/or lease approximately 12.9 million square feet for third party owners.  The Company generates revenue primarily by leasing office space to its customers and by providing asset management, property management and construction and leasing services to third party office property owners (including joint venture interests).  The primary drivers behind Parkway’s revenues are occupancy, rental rates and customer retention.

Occupancy. Parkway’s revenues are dependent on the occupancy of its office buildings. At October 1, 2011, occupancy of Parkway’s office portfolio was 84.4% compared to 84.6% at July 1, 2011 and 85.7% at October 1, 2010.  Not included in the October 1, 2011 occupancy rate are 30 signed leases totaling 270,000 square feet, which will take occupancy between now and the third quarter of 2012.  Including these leases the Company’s portfolio was 86.3% leased at October 13, 2011. To combat rising vacancy, Parkway utilizes innovative approaches to produce new leases and retain existing customers.  These include the Broker Bill of Rights, a short-form service agreement and customer advocacy programs, which the Company believes are models in the industry and have helped the Company maintain occupancy over time.

During the third quarter 2011, 53 leases were renewed totaling 184,000 rentable square feet at an average rent per square foot of $20.97, representing a 11.6% rate decrease, and at an average cost of $3.04 per square foot per year of the lease term.  During the nine months ending September 30, 2011, 181 leases were renewed totaling 908,000 rentable square feet at an average rent per square foot of $19.31, representing a 10.7% decrease, and at an average cost of $2.21 per square foot per year of the lease term.

During the third quarter 2011, 20 expansion leases were signed totaling 71,000 rentable square feet at an average rent per square foot of $24.52 and at an average cost of $4.19 per square foot per year of the lease term.  During the nine months ending September 30, 2011, 48 expansion leases were signed totaling 148,000 rentable square feet at an average rent per square foot of $22.73 and at an average cost of $3.98 per square foot per year of the lease term.

During the third quarter 2011, 44 new leases were signed totaling 317,000 rentable square feet at an average rent per square foot of $20.09 and at an average cost of $4.57 per square foot per year of the term.  During the nine months ending September 30, 2011, 123 new leases were signed on 817,000 rentable square feet at an average rent per square foot of $21.19 and at an average cost of $4.81 per square foot per year of the lease term.

Rental Rates. An increase in vacancy rates in a market or at a specific property has the effect of reducing market rental rates and vice versa. Parkway’s leases typically have three to seven year terms though the Company does enter into leases with terms that are either shorter or longer than that typical range.  As leases expire, the Company seeks to replace the expired leases with new leases at the current market rental rate.  At October 1, 2011, Parkway estimates that it had $1.18 per square foot in rental rate embedded loss in its office property leases.  Embedded loss is defined as the difference between the weighted average in place cash rents including operating expense reimbursements and the estimated weighted average market rental rate.

Customer Retention. Keeping existing customers is important as high customer retention leads to increased occupancy, less downtime between leases, and reduced leasing costs relative to new leases.  Parkway estimates that it can cost up to five to six times more to replace an existing customer with a new one than to retain the customer. In making this estimate, Parkway takes into account the sum of revenue lost during downtime on the space plus leasing costs, which typically rise as market vacancies increase.  Therefore, Parkway focuses a great amount of energy on customer retention.  Parkway’s operating philosophy is based on the premise that it is in the customer retention business. Parkway seeks to retain its customers by continually focusing on operations at its office properties. The Company believes in providing superior customer service; hiring, training, retaining and empowering each employee; and creating an environment of open communication both internally and externally with customers and stockholders. Over the past ten years, Parkway maintained an average customer retention rate of approximately 69%. Parkway’s customer retention rate was 45.4% for the quarter ending September 30, 2011, as compared to 65.7% for the quarter ending June 30, 2011, and 75.0% for the quarter ending September 30, 2010. Parkway’s customer retention rate for the nine months ended September 30, 2011 and 2010 was 52.6% and 67.5%, respectively.

Strategic Planning.  Parkway has historically engaged in strategic planning.  Its plans are reviewed continuously to take account of changing conditions.  Parkway is currently conducting a full evaluation of its strategy.  This will include a comprehensive examination of Parkway’s investment strategy, financing strategy and operational strategy.  Parkway is unable to predict at this time the strategic changes that may result from the ongoing review.

Discretionary Funds. On July 6, 2005, Parkway, through affiliated entities, entered into a limited partnership agreement forming a $500.0 million discretionary fund, known as Parkway Properties Office Fund I, LP (“Fund I”), with Ohio Public Employee Retirement System (“Ohio PERS”) for the purpose of acquiring high-quality multi-tenant office properties. Ohio PERS is a 75% investor and Parkway is a 25% investor in the fund.  Fund I has been fully invested since February 2008.

The Company has reached an agreement in principle to sell its interests in the office portfolio owned by Fund I, for which Parkway is a limited partner and serves as general partner.  The office portfolio is comprised of 2.7 million square feet and Parkway’s effective ownership of the portfolio is approximately 28.2%.  The properties are secured by a total of $293.1 million in non-recourse mortgage loans, of which $82.7 million is Parkway’s share, with an average interest rate of 5.6%.  In connection with this agreement to sell the Company’s interests in the portfolio owned by Fund I, the Company recorded an impairment loss in the third quarter of 2011 totaling $100.2 million, of which $28.0 million is Parkway’s share.

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

Fund II targets properties with an anticipated leveraged internal rate of return of greater than 10%.  Parkway serves as the general partner of the fund and provides asset management, property management, leasing and construction management services to the fund, for which it is paid market-based fees.  Cash will be distributed pro rata to each partner until a 9% annual cumulative preferred return is received and invested capital is returned.  Thereafter, 56% will be distributed to TRST and 44% to Parkway.  Parkway has four years, or through May 2012, to identify and acquire properties (the “Investment Period”), with funds contributed as needed to close acquisitions.  Parkway will exclusively represent the fund in making acquisitions within the target markets and acquisitions with certain predefined criteria.  Parkway will not be prohibited from making fee-simple or joint venture acquisitions in markets outside of the target markets, acquiring properties within the target markets that do not meet Fund II’s specific criteria or selling a full or partial interest in currently owned properties.  The term of Fund II will be seven years from the expiration of the Investment Period, with provisions to extend the term for two additional one-year periods at the discretion of Parkway.  At September 30, 2011,  Fund II had remaining investment capacity of $113.9 million of which $17.1 million represents Parkway’s remaining equity contribution that would be due in connection with additional investments in office properties.

Financial Condition

Comments are for the balance sheet dated September 30, 2011 compared to the balance sheet dated December 31, 2010.

Office and Parking Properties. In 2011, Parkway continued the execution of its strategy of operating and acquiring office properties as well as liquidating non-core assets that no longer meet the Company’s investment criteria or the Company has determined value will be maximized by selling.  During the nine months ended September 30, 2011, total assets increased $310.5 million or 19.4%.

Acquisitions and Improvements.  Parkway's investment in office and parking properties increased $156.0 million net of depreciation to a carrying amount of $1.5 billion at September 30, 2011 and consisted of 68 office and parking properties.  The primary reason for the increase in office and parking properties relates to the purchase of nine office properties.

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

On May 18, 2011, Fund II completed the closing of its purchase of four additional office properties for $316.5 million.  The four properties include Two Liberty Place in Philadelphia, Two Ravinia Drive in Atlanta, Bank of America Center in Orlando, and Cypress Center I, II and III (“Cypress Center”) in Tampa.  The properties contain approximately 2.1 million square feet of office space, and an additional $20.9 million is expected to be spent for closing costs, building improvements, leasing costs and tenant improvements during the first two years of ownership. An existing institutional investor in Two Liberty Place retained an 11% ownership in the property. Parkway’s pro rata share of Two Liberty Place is 19% and Parkway’s partner in Fund II owns the remaining 70% interest. Fund II acquired 100% of the remaining three assets, with Parkway’s ownership at 30%. In connection with the purchases, Fund II placed separate non-recourse mortgage loans on each property totaling $158.3 million with a weighted average interest rate of 4.99%, initial thirty-six month interest only periods, and maturity dates ranging from May 2016 to June 2019. Parkway’s equity contribution of $37.6 million was funded through availability under the Company’s credit facility.

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

On June 30, 2011, Fund II purchased Hayden Ferry I located in the Tempe submarket of Phoenix, Arizona, for $39.4 million.  Hayden Ferry I contains approximately 203,000 square feet of office space.  An additional $4.3 million is expected to be spent for closing costs, building improvements, leasing costs and tenant improvements during the first two years of ownership.    Fund II obtained a $22.0 million non-recourse mortgage loan with a fixed interest rate of 4.5%, an initial thirty-six month interest only period, and a maturity date of July 25, 2018.  Parkway's equity contribution of $5.2 million was funded through availability under the Company’s credit facility.  Parkway’s effective ownership interest in this asset is 30%.   Following the purchase of Hayden Ferry I, the total amount invested by Fund II is approximately $636.1 million or 84.8% of the fund’s investment capacity.

During the nine months ending September 30, 2011, the Company capitalized building improvements of $29.1 million and recorded depreciation expense of $59.8 million related to its office and parking properties.

Dispositions

During the nine months ended September 30, 2011, Parkway sold five office properties as follows (in thousands):

Office Property	Location	Square Feet	Date of Sale	Gross Sales Price	Gain
233 North Michigan (1)	Chicago, IL	1,070	05/11/11	$162,200	$4,292
Maitland 200 (2)	Orlando, FL	204	07/06/11	23,000	743
Greenbrier I & II (1)	Hampton Roads, VA	172	07/19/11	16,700	1,205
Glen Forest (1)	Richmond, VA	81	08/16/11	9,300	1,070
Tower at 1301 Gervais (1)(3)	Columbia, SC	298	09/08/11	19,500	-
				$230,700	$7,310

(1)	In accordance with GAAP, the gain on sale of real estate and all current and prior period income from this property has been classified as discontinued operations.
(2)	Parkway owned a 20% interest in Maitland 200. Parkway’s proportionate share of the total sales price is $4.6 million.

(3)	Parkway recognized a non-cash impairment loss of $967,000 in connection with the sale of the Tower at 1301 Gervais during the third quarter of 2011.

The Company is under contract to sell 111 East Wacker, a 1.0 million square foot office property located in the central business district of Chicago, Illinois, for a gross sale price of $150.6 million. The property currently serves as collateral for a $148.5 million non-recourse mortgage loan with a fixed interest rate of 6.3% and maturity date in July 2016.  As of September 22, 2011, the buyer has concluded its due diligence and has deposited earnest money of $2.4 million.  The sale is expected to close during the fourth quarter of 2011, subject to the buyer’s successful modification and assumption of the existing mortgage loan and customary closing conditions.  The Company recognized a non-cash impairment loss of $18.8 million in the third quarter of 2011 and has classified the property as held for sale with all income classified as discontinued operations for all current and prior periods presented.

The Company has reached an agreement in principle to sell its interests in the office portfolio owned by Fund I, for which Parkway is a limited partner and serves as general partner.  The office portfolio is comprised of 2.7 million square feet and Parkway’s effective ownership of the portfolio is approximately 28.2%.  The properties are secured by a total of $293.1 million in non-recourse mortgage loans, of which $82.7 million is Parkway’s share, with an average interest rate of 5.6%.  In connection with this agreement to sell the Company’s interests in the portfolio owned by Fund I, the Company recorded an impairment loss in the third quarter of 2011 totaling $100.2 million, of which $28.0 million is Parkway’s share.

Mortgage Loans.  At September 30, 2011, the Company recorded a non-cash impairment loss on a mortgage loan of $9.2 million in connection with the B participation piece of a first mortgage secured by an 844,000 square foot office property in Dallas, Texas known as 2100 Ross.  The borrower is currently in default on the first mortgage and based on current information, the Company does not believe it will recover its investment in the loan.  Therefore, Parkway has written off its investment in the mortgage loan.  The Company’s original cash investment in the loan was $6.9 million and was purchased in November 2007.

Receivables and Other Assets.  For the nine months ended September 30, 2011, receivables and other assets increased $28.7 million or 21.7% (includes other assets held for sale).  The net increase is primarily due to an increase in lease costs related to the purchase price allocation of eight office properties.

Intangible Assets, Net. For the nine months ended September 30, 2011, intangible assets net of related amortization increased $70.6 million or 139.5% (includes other assets held for sale) and was primarily due to the purchase of eight office properties and $26.2 million of goodwill recorded during the period in connection with the Eola combination.

Management Contracts, Net.  For the nine months ended September 30, 2011, management contracts increased $50.7 million due to the Eola combination.

During the second quarter of 2011, as part of the Company’s combination with Eola, Parkway purchased the management contracts associated with Eola’s property management business.  At the purchase date, the contracts were valued by an independent appraiser at $52.0 million.  During the nine months ended September 30, 2011, the Company recorded amortization expense of $1.3 million on the management contracts.  Also, in conjunction with the valuation of the management company, the Company recorded $26.2 million of goodwill, a $31.0 million liability related to contingent consideration and a deferred tax liability of $14.8 million.  At September 30, 2011, the allocation of purchase price is still preliminary.

Cash and Cash Equivalents.  Cash and cash equivalents increased $13.3 million or 67.5% during the nine months ended September 30, 2011 and is primarily due to equity contributions from Fund II’s limited partners for the purchase of office properties.  Parkway’s proportionate share of cash and cash equivalents at September 30, 2011 and December 31, 2010 was $14.2 million and $9.7 million, respectively.

Notes Payable to Banks. Notes payable to banks increased $3.0 million or 2.7% during the nine months ended September 30, 2011. At September 30, 2011, notes payable to banks totaled $113.9 million and the net increase is attributable to advances under the Credit Facility to make investments in and improvements to office properties.

On January 31, 2011, the Company closed a new $190.0 million unsecured revolving credit facility and a new $10.0 million unsecured working capital revolving credit facility (the “Credit Facility”). The new Credit Facility has an initial term of three years and replaced the existing unsecured revolving credit facility, term loan and working capital facility that were scheduled to mature on April 27, 2011.  The Company had a $100.0 million interest rate swap associated with the credit facilities that expired March 31, 2011, locking LIBOR at 3.635%.  The interest rate on the Company’s Credit Facility is based on LIBOR plus 275 to 350 basis points depending on the Company’s overall leverage with the current rate set at LIBOR plus 325 basis points.  Additionally, the Company pays fees on the unused portion of the Company’s Credit Facility ranging between 40 and 50 basis points based upon usage of the aggregate commitment, with the current rate set at 40 basis points.  Wells Fargo Securities and JP Morgan Securities LLC acted as Joint Lead Arrangers and Joint Book Runners on the unsecured revolving credit facility.  In addition, Wells Fargo Bank, N.A. acted as Administration Agent and JPMorgan Chase Bank, N.A. acted as Syndication Agent. Other participating lenders include PNC Bank, N.A., Bank of America, N.A., US Bank, N.A., Trustmark National Bank, and BancorpSouth Bank.  The working capital revolving credit facility was provided solely by PNC Bank, N.A.  On September 20, 2011, the Company entered into an amendment to the revolving credit facility, which amendment became effective the date of its execution.  The amendment reduced the Tangible Net Worth requirement and adjusted the definition of FFO under the revolving credit facility.

Mortgage Notes Payable. During the nine months ended September 30, 2011, mortgage notes payable increased $205.4 million or 26.6% (including liabilities held for sale) and is due to the placement of non-recourse mortgage loans on eight Fund II properties totaling $222.1 million and the assumption of the $87.2 million non-recourse mortgage loan related to the purchase of 3344 Peachtree, offset by the payoff of two mortgage loans and scheduled principal payments of $9.2 million.

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

Upon its maturity on June 1, 2011, the Company elected not to repay an $8.5 million non-recourse mortgage loan secured by the Wells Fargo Building, a 136,000 square foot office building in Houston.  This mortgage loan had a fixed interest rate of 4.4%.  The Company is currently in default on this mortgage and the lender has identified a third-party buyer for the mortgage.  The Company expects a loan foreclosure or deed in lieu of loan foreclosure on the property, and has recognized an impairment loss on real estate of $7.0 million during the third quarter of 2011.  Upon foreclosure, the Company expects to record a gain on foreclosure of $3.9 million.

On July 25, 2011, Fund II obtained a $22.0 million non-recourse mortgage loan secured by Hayden Ferry I, a 203,000 square foot office property located in Tempe submarket of Phoenix, Arizona.  The mortgage loan has a stated rate of LIBOR plus 200 basis points, an initial thirty-six month interest only period, and a maturity date of July 25, 2018.  In connection with this mortgage, Fund II entered into an interest rate swap that fixes the interest rate at 4.5% through January 25, 2018.

The Company expects to continue seeking primarily fixed-rate, non-recourse mortgage financing with maturities from five to ten years typically amortizing over 25 to 30 years on select office building investments as additional capital is needed.  The Company monitors a number of leverage and other financial metrics defined in the loan agreements for the Company’s unsecured credit facility and working capital unsecured credit facility, which include but are not limited to the Company’s total debt to total asset value.  In addition, the Company monitors interest, fixed charge and modified fixed charge coverage ratios as well the net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiple.  The interest coverage ratio is computed by comparing the cash interest accrued to EBITDA.  The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA.  The modified fixed charge coverage ratio is computed by comparing cash interest accrued and preferred dividends paid to EBITDA.  The net debt to EBITDA multiple is computed by comparing Parkway’s share of total net debt to EBITDA computed for a trailing 12-month period and adjusted pro forma for any completed investment activity. Management believes all of the leverage and other financial metrics it monitors, including those discussed above, provide useful information on total debt levels as well as the Company’s ability to cover interest, principal and/or preferred dividend payments with current income.  The Company currently targets a net debt to EBITDA multiple of 6.5 times or less.

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

Shelf Registration Statement.  The Company has a universal shelf registration statement on Form S-3 (No. 333-156050) that was declared effective by the Securities and Exchange Commission on December 30, 2008.  The Company may offer from time to time in one or more series or classes (i) shares of common stock, par value $.001 per share; (ii) shares of preferred stock, par value $.001 per share; and (iii) warrants to purchase preferred stock or common stock.  As of October 1, 2011, the Company had approximately $141.2 million of securities available for issuance under the registration statement, including $75 million of common stock that may be issued in an at-the-market offering pursuant to Equity Distribution Agreements with four sales agents.

The reconciliation of net income (loss) for Parkway Properties, Inc. to EBITDA and the computation of the Company’s proportionate share of interest, fixed charge and modified fixed charge coverage ratios, as well as the net debt to EBITDA multiple is as follows for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended
	September 30
	2011	2010
	(Unaudited)
Net income (loss) for Parkway Properties, Inc.	$(69,852)	$7,570
Adjustments to net income (loss) for Parkway Properties, Inc.:
Interest expense	44,367	39,862
Amortization of financing costs	1,573	1,317
(Gain) loss on early extinguishment of debt	(302)	189
Acquisition costs	15,060	-
Depreciation and amortization	84,306	65,378
Amortization of share-based compensation	1,389	877
Gain on sale of real estate	(7,310)	(8,518)
Non-cash (gain) loss (Parkway’s share)	65,702	(40)
Change in fair value of contingent consideration	(12,000)	-
Tax expense (benefit)	50	176
EBITDA adjustments - unconsolidated joint ventures	306	363
EBITDA adjustments - noncontrolling interest in real estate partnerships	(39,963)	(22,036)
EBITDA (1)	$83,326	$85,138

Interest coverage ratio:
EBITDA	$83,326	$85,138
Interest expense:
Interest expense	$44,367	$39,862
Interest expense - unconsolidated joint ventures	108	110
Interest expense - noncontrolling interest in real estate partnerships	(14,306)	(8,995)
Total interest expense	$30,169	$30,977
Interest coverage ratio	2.76	2.75

Fixed charge coverage ratio:
EBITDA	$83,326	$85,138
Fixed charges:
Interest expense	$30,169	$30,977
Preferred dividends	7,341	4,137
Principal payments (excluding early extinguishment of debt)	9,246	10,794
Principal payments - unconsolidated joint ventures	26	24
Principal payments - noncontrolling interest in real estate partnerships	(1,990)	(762)
Total fixed charges	$44,792	$45,170
Fixed charge coverage ratio	1.86	1.88

Modified fixed charge coverage ratio:
EBITDA	$83,326	$85,138
Modified fixed charges:
Interest expense	$30,169	$30,977
Preferred dividends	7,341	4,137
Total modified fixed charges	$37,510	$35,114
Modified fixed charge coverage ratio	2.22	2.42

Net Debt to EBITDA multiple:
EBITDA - trailing 12 months	$110,543	$114,120
Adjustment to annualize investing activities	4,848	-
Adjusted EBITDA - trailing 12 months	$115,391	$114,120
Mortgage notes payable	$978,981	$815,452
Notes payable to banks	113,852	100,000
Adjustments for unconsolidated joint ventures	2,449	2,483
Adjustments for noncontrolling interest in real estate partnerships	(433,592)	(212,130)
Parkway’s share of total debt	661,690	705,805
Less: Parkway’s share of cash	(14,165)	(20,413)
Parkway’s share of net debt	$647,525	$685,392
Net Debt to EBITDA multiple	5.61	6.01

(1) Parkway defines EBITDA, a non-GAAP financial measure, as net income before interest, income taxes, depreciation, amortization, acquisition costs, gains or losses on early extinguishment of debt, other gains and losses and fair value adjustments.  EBITDA, as calculated by us, is not comparable to EBITDA reported by other REITs that do not define EBITDA exactly as we do.

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

Parkway views EBITDA primarily as a liquidity measure and, as such, the GAAP financial measure most directly comparable to it is cash flows provided by operating activities.  Because EBITDA is not a measure of financial performance calculated in accordance with GAAP, it should not be considered in isolation or as a substitute for operating income, net income, or cash flows provided by operating, investing and financing activities prepared in accordance with GAAP.  The following table reconciles EBITDA to cash flows provided by operating activities for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended
	September 30
	2011	2010
	(Unaudited)
Cash flows provided by operating activities	$25,027	$53,159
Amortization of (above) below market leases	(394)	147
Amortization of mortgage loan discount	400	522
Operating distributions from unconsolidated joint ventures	(507)	-
Interest expense	44,367	39,862
Gain (loss) on early extinguishment of debt	(302)	189
Acquisition costs	15,060	-
Tax expense-current	414	176
Change in deferred leasing costs	11,434	7,543
Change in receivables and other assets	20,990	8,129
Change in accounts payable and other liabilities	(5,443)	(10,750)
Adjustments for noncontrolling interests	(28,091)	(14,455)
Adjustments for unconsolidated joint ventures	371	616
EBITDA	$83,326	$85,138

Equity. Total equity increased $60.4 million or 9.7% during the nine months ended September 30, 2011, as a result of the following (in thousands):

Increase
(Decrease)
(Unaudited)
Net loss attributable to Parkway Properties, Inc.	$(69,852)
Net loss attributable to noncontrolling interests	(84,112)
Net loss	(153,964)
Change in market value of interest rate swaps	(10,099)
Comprehensive loss	(164,063)
Common stock dividends declared	(4,964)
Preferred stock dividends declared	(7,341)
Share-based compensation	1,389
Issuance of 8.0% Series D Preferred stock	26,155
Shares issued in lieu of Directors’ fees	319
Issuance costs for shelf registration	(12)
Shares withheld to satisfy tax withholding obligation on vesting of restricted
stock and deferred incentive share units	(336)
Net shares distributed from deferred compensation plan	1,625
Net shares contributed to deferred compensation plan	(38)
Contribution of capital by noncontrolling interest	251,168
Distribution of capital to noncontrolling interest	(43,520)
$60,382

Results of Operations

Comments are for the three months and nine months ended September 30, 2011 compared to the three months and  nine months ended September 30, 2010.

Net loss attributable to common stockholders for the three months ended September 30, 2011 and 2010, was $55.7 million ($2.59 per basic common share) and $3.6 million ($0.17 per basic common share), respectively.  Net loss attributable to common stockholders for the nine months ended September 30, 2011 was $77.2 million ($3.59 per basic common share) as compared to net income attributable to common stockholders of $3.4 million ($0.16 per basic common share) for the nine months ended September 30, 2010. The primary reason for the decrease in net income attributable to common stockholders for the nine months ended September 30, 2011, compared to the same period for 2010 in the amount of $80.6 million is primarily attributable to Parkway’s proportionate share of impairment losses on depreciable real estate recorded in the amount of $56.5 million, an impairment loss on a mortgage loan receivable in the amount of $9.2 million and Parkway’s proportionate share of acquisition costs recorded in the amount of $15.1 million associated with the Eola contribution of the Management Company and the Fund II office investments, offset by the change in fair value of contingent consideration in connection with the contribution of the Eola Management Company in the amount of $12.0 million.  A discussion of other variances for income and expense items that comprise net income (loss) attributable to common stockholders is discussed in detail below.

Office and Parking Properties. The analysis below includes changes attributable to same-store properties and dispositions of office properties.  Same-store properties are consolidated properties that the Company owned for the current and prior year reporting periods, excluding properties classified as discontinued operations.  During the nine months ended September 30, 2011, the Company sold four office buildings totaling 1.6 million square feet for gross proceeds of $207.7 million.  Also during the third quarter of 2011, the Company entered into a contract to sell 111 East Wacker, a 1.0 million square foot office building in Chicago, Illinois.  Therefore, these five office buildings were no longer considered same-store properties during the third quarter of 2011 as they were classified as discontinued operations.  At September 30, 2011, same-store properties consisted of 57 properties comprising 10.2 million square feet.

The following table represents revenue from office and parking properties for the three months and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30				Nine Months Ended September 30
			Increase	%			Increase	%
	2011	2010	(Decrease)	Change	2011	2010	(Decrease)	Change
Revenue from office and parking properties:
Same-store properties	$44,549	$45,095	$(546)	-1.2%	$135,870	$137,392	$(1,522)	-1.1%
Properties acquired	19,045	-	19,045	N/M*	34,374	-	34,374	N/M*
Total revenue from office and parking properties	$63,594	$45,095	$18,499	41.0%	$170,244	$137,392	$32,852	23.9%
*N/M – not meaningful

Revenue from office and parking properties for same-store properties decreased $546,000 or 1.2% for the three months ended September 30, 2011 and decreased $1.5 million or 1.1% for the nine months ended September 30, 2011, compared to the same period for 2010.  The primary reason for the decrease is due to a decrease in occupancy for the nine months ended September 30, 2011 as compared to the same period for 2010.

The following table represents property operating expenses for the three months and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30				Nine Months Ended September 30
			Increase	%			Increase	%
	2011	2010	(Decrease)	Change	2011	2010	(Decrease)	Change
Expense from office and parking properties:
Same-store properties	$22,490	$21,612	$878	4.1%	$66,043	$65,478	$565	0.9%
Properties acquired	8,143	-	8,143	N/M*	13,104	-	13,104	N/M*
Properties disposed	6	-	6	N/M*	9	-	9	N/M*
Total expense from office and parking properties	$30,639	$21,612	$9,027	41.8%	$79,156	$65,478	$13,678	20.9%
*N/M – not meaningful

Property operating expenses for same-store properties increased $878,000 million for the three months ended September 30, 2011, compared to the same period of 2010.  The primary reason for the increase is due to an increase in bad debt, personnel, and contract service expense.  Property operating expenses for same-store properties increased $565,000 for the nine months ended September 30, 2011, compared to the same period of 2010.  The primary reason for the increase is due to an increase in utilities.

Depreciation and amortization expense attributable to office and parking properties increased $11.3 million and $18.3 million for the three months and nine months ended September 30, 2011, compared to the same period for 2010, respectively.  The primary reason for the increase is due to the purchase of additional interests in office properties during 2010 and nine office properties during 2011.

Impairment Loss on Real Estate.  The Company recorded total impairment losses on real estate from continuing operations of $107.2 million and discontinued operations of $21.5 million for the nine months ended September 30, 2011.  Parkway’s proportionate share of total impairment losses on real estate from continuing operations was $35.0 million and discontinued operations of $21.5 million, for a total of $56.5 million for the nine months ended September 30, 2011.  Impairment losses on real estate in continuing operations are comprised of the $100.2 million loss (Parkway’s share $28.0 million) in connection with an agreement in principle to sell Parkway’s interests in the Fund I office portfolio and the $7.0 million loss associated with the Wells Fargo Building office property in Houston, Texas.  Impairment losses on real estate in discontinued operations are comprised of the $18.8 million loss in connection with the proposed sale of 111 East Wacker in Chicago, Illinois and a $2.7 million loss in connection with the sale of Tower at 1301 Gervais in Columbia, South Carolina.

Impairment Loss on Mortgage Loan Receivable.  At September 30, 2011, the Company recorded a non-cash impairment loss on a mortgage loan of $9.2 million in connection with the B participation piece of a first mortgage secured by an 844,000 square foot office property in Dallas, Texas known as 2100 Ross.  The borrower is currently in default on the first mortgage and based on current information, the Company does not believe it will recover its investment in the loan.  Therefore, Parkway has written off its investment in the mortgage loan.  The Company’s original cash investment in the loan was $6.9 million and was purchased in November 2007.

Acquisition Costs.  During the nine months ended September 30, 2011, the Company incurred $16.8 million in acquisition costs related to the contribution of Eola’s management company to Parkway that closed during the second quarter of 2011 and the purchase of eight Fund II office properties.  Parkway’s proportionate share of acquisition costs for the nine months ended September 30, 2011 was $15.1 million.

Share-Based Compensation Expense. Compensation expense related to restricted shares and deferred incentive share units of $1.4 million and $877,000 was recognized for the nine months ended September 30, 2011 and 2010, respectively.  Total compensation expense related to nonvested awards not yet recognized was $3.7 million at September 30, 2011.  The weighted average period over which the expense is expected to be recognized is approximately 2.3 years.

On January 9, 2011, 25,935 restricted shares vested and were issued to officers of the Company due to the achievement of performance goals established in 2009 by the Board of Directors.

On January 12, 2011, 27,125 restricted shares vested and were issued to officers of the Company.  These shares were granted in January 2007 and vested four years from the grant date.

On January 14, 2011, the Board of Directors approved 55,623 FOCUS Plan long-term equity incentive awards to officers of the Company.  The long-term equity incentive awards are valued at $736,000 which equates to an average price per share of $13.23 and consist of 25,620 time-based awards, 16,883 market condition awards subject to an absolute total return goal, and 13,120 market condition awards subject to a relative total return goal.  These shares are accounted for as equity-classified awards.

On May 18, 2011, the Board of Directors approved 63,241 FOCUS Plan long-term equity incentive awards to new officers of the Company.  The long-term equity incentive awards are valued at $577,000 which equates to an average price per share of $9.12 and consist of 11,384 time-based awards, 29,091 market condition awards subject to an absolute total return goal, and 22,766 market condition awards subject to a relative total return goal.  The Company also awarded 17,530 deferred incentive share units to approximately 136 other former employees of Eola who became employees of the Company effective May 18, 2011.  These shares are accounted for as equity-classified awards.

Also on May 18, 2011, the Board of Directors approved 68,802 FOCUS Plan long-term equity incentive awards to new officers of the Company effective June 1, 2011.  The long-term equity incentive awards are valued at $628,000 which equates to an average price per share of $9.13 and consist of 12,384 time-based awards, 31,649 market condition awards subject to an absolute total return goal, and 24,769 market condition awards subject to a relative total return goal.  These shares are accounted for as equity-classified awards.

On June 20, 2011, the Board of Directors approved 8,705 FOCUS Plan long-term equity incentive awards to officers of the Company.  The long-term equity incentive awards are valued at $68,000 which equates to an average price per share of $7.81 and consist of 534 time-based awards, 4,584 market condition awards subject to an absolute total return goal, and 3,587 market condition awards subject to a relative total return goal.  These shares are accounted for as equity-classified awards.

On July 1, 2011, 6,345 restricted shares vested and were issued to officers of the Company.  These shares were granted in July 2010 and vested one year from the grant date.

On October 13, 2011, 1,000 restricted shares vested and were issued to officers of the Company.  These shares were granted in 2004 and vested seven years from the grant date.

On October, 14, 2011, 10,152 restricted shares vested and were issued to an executive officer of the Company.  The executive officer resigned from the Company effective October 15, 2011, and forfeited 41,349 shares of restricted stock pursuant to the terms of the 2010 Equity Plan.

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

Interest Expense. Interest expense, including amortization of deferred financing costs, increased $3.3 million or 32.5% and $6.7 million or 21.9% for the three and nine months ended September 30, 2011, respectively, compared to the same period of 2010,  and is comprised of the following (in thousands):

Three Months Ended September 30					Nine Months Ended September 30
			Increase	%			Increase	%
	2011	2010	(Decrease)	Change	2011	2010	(Decrease)	Change
Interest expense:
Mortgage interest expense	$11,612	$8,479	$3,133	37.0%	$31,213	$25,346	$5,867	23.1%
Credit facility interest expense	1,299	1,317	(18)	-1.4%	4,534	3,938	596	15.1%
Loss on early extinguishment of debt	-	-	-	0.0%	-	53	(53)	-100.0%
Mortgage loan cost amortization	266	194	72	37.1%	690	602	88	14.6%
Credit facility cost amortization	296	174	122	70.1%	843	637	206	32.3%
Total interest expense	$13,473	$10,164	$3,309	32.6%	$37,280	$30,576	$6,704	21.9%

Mortgage interest expense increased $3.1 million and $5.9 million for the three months and nine months ended September 30, 2011, compared to the same period for 2010, respectively, and is primarily due to new loans obtained or assumed during 2011 and 2010.

Credit Facility interest expense increased $596,000 for the nine months ended September 30, 2011.  The increase for the nine months ended September 30, 2011 is due to an increase in average borrowings of $27.2 million.  The increase in average borrowings is due to advances on the Credit Facility primarily to fund improvements to real estate, the Company’s share of equity contributions to purchase office properties through Fund II, and the combination with Eola.

Discontinued Operations.  Discontinued operations is comprised of the following  for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30				Nine Months Ended September 30
			Increase	%			Increase	%
	2011	2010	(Decrease)	Change	2011	2010	(Decrease)	Change
Discontinued operations:
Income (loss) from discontinued operations	$(22,633)	$(1,048)	$(21,585)	N/M*	$(26,410)	$1,444	$(27,854)	N/M*
Gain on sale of real estate from discontinued operations	2,275	-	2,275	N/M*	6,567	8,518	(1,951)	-22.9%
Total discontinued operations	$(20,358)	$(1,048)	$(19,310)	N/M*	$(19,843)	$9,962	$(29,805)	N/M*
*N/M – Not Meaningful

All current and prior period income from the following office property dispositions and property held for sale is included in discontinued operations for the three and nine months ended September 30, 2010 and 2011 (in thousands).
Office Property	Location	Square Feet	Date of Sale	Net Sales Price	Net Book Value of Real Estate	Gain on Sale
One Park Ten	Houston, TX	163	04/15/2010	$14,924	$6,406	$8,518
2010 Dispositions		163		$14,924	$6,406	$8,518

233 North Michigan	Chicago, IL	1,070	05/11/2011	$156,546	$152,254	$4,292
Greenbrier I & II	Hampton Roads, VA	172	07/19/2011	16,275	15,070	1,205
Glen Forest	Richmond, VA	81	08/16/2011	8,950	7,880	1,070
Tower at Gervais	Columbia, SC	298	09/08/2011	18,421	18,421	-
2011 Dispositions		1,621		$200,192	$193,625	$6,567
Property Held For Sale
111 East Wacker	Chicago, IL	1,013	-	$-	$-	$-

On May 11, 2011, the Company sold 233 North Michigan, a 1.1 million square foot office building in Chicago, Illinois, for gross proceeds of $162.2 million and recorded a gain on the sale of $4.3 million.  Accordingly, income from 233 North Michigan has been classified as discontinued operations for all current and prior periods presented.

On July 19, 2011, Parkway sold Greenbrier  Towers I & II for gross proceeds of $16.7 million and recorded a gain on the sale of $1.2 million.  The two office buildings total 172,000 square feet and are located in
Hampton Roads, Virginia.  Accordingly, income from Greenbrier Towers I & II has been classified as discontinued operations for all current and prior periods presented.

On August 16, 2011, Parkway sold Glen Forest, a 81,000 square foot office building in Richmond, Virginia, for gross proceeds of $9.3 million and recorded a gain on the sale of $1.1 million.  Accordingly, income from Glen Forest has been classified as discontinued operations for all current and prior periods presented.

On September 8, 2011, Parkway sold Tower at 1301 Gervais, a 298,000 square foot office building in Columbia, South Carolina, for gross proceeds of $19.5 million.  Accordingly, income from Tower at Gervais has been classified as discontinued operations for all current and prior periods presented.  In accordance with GAAP, a non-cash impairment loss totaling $2.7 million was recognized during the nine months ended September 30, 2011, with respect to this property.

The Company is under contract to sell 111 East Wacker, a 1.0 million square foot office property located in the central business district of Chicago, Illinois, for a gross sale price of $150.6 million. As of September 22, 2011, the buyer has concluded its due diligence and has deposited earnest money of $2.4 million.  The sale is expected to close during the fourth quarter of 2011, subject to the buyer’s successful modification and assumption of the existing mortgage loan and customary closing conditions.  During the third quarter, the Company recognized a non-cash impairment loss of $18.8 million and has classified the property as held for sale with all income classified as discontinued operations for all current and prior periods presented.

The major classes of assets and liabilities classified as held for sale for 111 East Wacker at September 30, 2011 are as follows (in thousands):

September 30
2011
Balance Sheet:
Investment property	$168,613
Accumulated depreciation	(33,650)
Office property held for sale	134,963
Rents receivable and other assets	27,472
Intangible assets, net	4,511
Other assets held for sale	31,983
Total assets held for sale	$166,946

Mortgage notes payable	$148,272
Accounts payable and other liabilities	17,068
Total liabilities held for sale	$165,340

Income Taxes.  The analysis below includes changes attributable to current income tax expenses and deferred income tax benefit for the three months and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30				Nine Months Ended September 30
			Increase	%			Increase	%
	2011	2010	(Decrease)	Change	2011	2010	(Decrease)	Change
Income tax (expense) benefit
Income tax expense-current	$190	$59	$131	N/M*	$414	$176	$238	N/M*
Income tax benefit-deferred	(364)	-	(364)	N/M*	(364)	-	(364)	N/M*
Total income tax (expense) benefit	$(174)	$59	$(233)	N/M*	$50	$176	$(126)	N/M*
*N/M – not meaningful

During the three months and nine months ended September 30, 2011 and 2010, current income tax expense increased $131,000 and $238,000, respectively.  The increase is attributable to taxes that will be owed by the Company’s taxable REIT subsidiary which was formed as a result of the combination with Eola.  During the three months and nine months ended September 30, 2011, deferred income tax benefit decreased $364,000 as a result of the change in the $14.8 million of deferred tax liabilities recorded as part of the purchase price allocation associated with the Eola Management Company.

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

In September 2011, the FASB issued ASU 2011-08, which allows an entity to first assess qualitative factors in determining when a two-step quantitative goodwill impairment test is necessary.  If an entity determines, based on qualitative factors, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would then be required to calculate the fair value of the reporting unit.  The requirements of ASU 2011-08 will be effective for annual reporting periods beginning after December 15, 2011.  The Company is currently evaluating the impact of ASU 2011-08 on the Company’s consolidated financial statements.

Liquidity and Capital Resources

Statement of Cash Flows.  Cash and cash equivalents were $33.0 million and $29.1 million at September 30, 2011 and 2010, respectively.  Cash provided by operating activities was $25.0 million and $53.2 million for the nine months ended September 30, 2011 and 2010, respectively.  The decrease in cash flows from operating activities of $28.2 million is primarily attributable to increased interest expense, deferred leasing costs, and acquisition costs paid during the period related to the Company’s combination with Eola and purchase of eight Fund II office properties.

Cash used in investing activities for the nine months ended September 30, 2011 and 2010 was $349.9 million and $50.8 million, respectively.  The increase in cash used in investing activities of $299.1 million is primarily due to the purchases of office properties in 2011 and the contribution of the Eola Management Company, offset by proceeds from the sale of five office properties in 2011.

Cash provided by financing activities for the nine months ended September 30, 2011 was $338.2 million compared to cash provided by financing activities of  $6.1 million, for the same period of 2010.  The increase in cash flows provided by financing activities of $332.1 million is primarily attributable to additional bank borrowings, proceeds from new mortgage loans, contributions from non-controlling interest partners to purchase office properties and proceeds from the issuance of preferred stock.

Liquidity. The Company plans to continue pursuing the acquisition of additional investments that meet the Company’s investment criteria and intends to use operating cash flow, proceeds from the placement of new mortgage loans, proceeds from the refinancing of existing mortgages, proceeds from the sale of assets, proceeds from the sale of portions of owned assets through joint ventures, possible sales of securities, cash balances and the Company’s credit facilities to fund those acquisitions.

The Company’s cash flows are exposed to interest rate changes primarily as a result of its credit facility, which has a floating interest rate tied to LIBOR used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations.  The Company’s interest rate risk management objective is to limit the impact of interest rate changes on cash flows and to attempt to lower its overall borrowing costs.  To achieve its objectives, the Company borrows at fixed rates when possible, but also utilizes an unsecured revolving credit facility.

At September 30, 2011, the Company had a total of $113.9 million outstanding under the following credit facilities (in thousands):

		Interest		Outstanding
Credit Facilities	Lender	Rate	Maturity	Balance
$10 Million Unsecured Working Capital Revolving Credit Facility (1)	PNC Bank	3.5%	01/31/14	$1,852
$190.0 Million Unsecured Revolving Credit Facility (1)	Wells Fargo	3.5%	01/31/14	112,000
		3.5%		$113,852

(1) The interest rate on the credit facilities is based on LIBOR plus 275 to 350 basis points, depending upon overall Company leverage as defined in the loan agreements for the Company’s Credit Facility, with the current rate set at 325 basis points.  Additionally, the Company pays fees on the unused portion of the credit facilities ranging between 40 and 50 basis points based upon usage of the aggregate commitment, with the current rate set at 40 basis points.

On January 31, 2011, the Company closed a new $190.0 million unsecured revolving credit facility and a new $10.0 million unsecured working capital revolving credit facility.  The new credit facilities have an initial term of three years and replaced the existing unsecured revolving credit facility, term loan and working capital facility that were scheduled to mature on April 27, 2011.  The Company had a $100.0 million interest rate swap associated with the credit facilities that expired March 31, 2011, and locked LIBOR at 3.635%.  Wells Fargo Securities and JP Morgan Securities LLC acted as Joint Lead Arrangers and Joint Book Runners on the unsecured revolving credit facility.  In addition, Wells Fargo Bank, N.A. acted as Administration Agent and JPMorgan Chase Bank, N.A. acted as Syndication Agent.  Other participating lenders include PNC Bank, N.A., Bank of America, N.A., US Bank, N.A., Trustmark National Bank, and BancorpSouth Bank.  The working capital revolving credit facility was provided solely by PNC Bank, N.A.  On September 20, 2011, the Company entered into an amendment to the revolving credit facility, which amendment became effective the date of its execution.  The amendment reduced the Tangible Net Worth requirement and adjusted the definition of FFO under the revolving credit facility.

The Company has entered into interest rate swap agreements.  The Company designated the swaps as cash flow hedges of the variable interest rates on the Company’s borrowings under the Wells Fargo unsecured revolving credit facility, a portion of the debt secured by the Pinnacle at Jackson Place and the debt secured by 245 Riverside, Corporate Center Four, Cypress Center, Bank of America Center, Two Ravinia, and Hayden Ferry I.  These swaps are considered to be fully effective and changes in the fair value of the swaps are recognized in accumulated other comprehensive loss.

The Company’s interest rate hedge contracts at September 30, 2011 and 2010 are summarized as follows (in thousands):

						Fair Market Value
						Liability
Type of	Balance Sheet	Notional	Maturity		Fixed	September 30
Hedge	Location	Amount	Date	Reference Rate	Rate	2011	2010
Swap	Accounts payable and other liabilities	$100,000	03/31/11	1-month LIBOR	4.785%	$-	$(1,690)
Swap	Accounts payable and other liabilities	$23,500	12/01/14	1-month LIBOR	5.800%	(2,533)	(2,767)
Swap	Accounts payable and other liabilities	$12,088	11/18/15	1-month LIBOR	4.060%	(578)	-
Swap	Accounts payable and other liabilities	$33,875	11/18/17	1-month LIBOR	4.740%	(2,699)	-
Swap	Accounts payable And other liabilities	$22,000	01/25/18	1-month LIBOR	4.500%	(1,422)	-
Swap	Accounts payable and other liabilities	$9,250	09/30/18	1-month LIBOR	5.245%	(1,039)	-
Swap	Accounts payable and other liabilities	$22,500	10/08/18	1-month LIBOR	5.372%	(2,723)	-
Swap	Accounts payable and other liabilities	$22,100	11/18/18	1-month LIBOR	4.990%	(2,108)	-
						$(13,102)	$(4,457)

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

On July 25, 2011, Fund II entered into an interest rate swap with the lender of the loan secured by Hayden Ferry I in Phoenix, Arizona, for a $22.0 million notional amount that fixes the interest rate at 4.5% through January 25, 2018.  The Company designated the swap as a cash flow hedge of the variable interest rate associated with the mortgage loan.

At September 30, 2011, the Company had $979.0 million in mortgage notes payable secured by office properties with an average interest rate of 5.8%, and $113.9 million drawn under the Company’s Credit Facility.  Parkway’s pro rata share of unconsolidated joint venture debt was $2.5 million with an average interest rate of 5.8% at September 30, 2011.

The Company monitors a number of leverage and other financial metrics, including but not limited to  debt to total asset value ratio, as defined in the loan agreements for the Company’s Credit Facility.  In addition, the Company also monitors interest, fixed charge and modified fixed charge coverage ratios, as well as the net debt to EBITDA multiple.  The interest coverage ratio is computed by comparing the cash interest accrued to EBITDA. The interest coverage ratio for the nine months ended September 30, 2011 and 2010 was 2.76 and 2.75 times, respectively.  The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA.  The fixed charge coverage ratio for the nine months ended September 30, 2011 and 2010 was 1.86 and 1.88 times, respectively.  The modified fixed charge coverage ratio is computed by comparing the cash interest accrued and preferred dividends paid to EBITDA.  The modified fixed charge coverage ratio for the nine months ended September 30, 2011 and 2010 was 2.22 and 2.42 times, respectively.  The net debt to EBITDA multiple is computed by comparing Parkway’s share of net debt to EBITDA for a trailing 12-month period, as adjusted pro forma for completed investment activities.  The net debt to EBITDA multiple for the nine months ended September 30, 2011 and 2010 was 5.61 and 6.01 times, respectively.  Management believes various leverage and other financial metrics it monitors provide useful information on total debt levels as well as the Company’s ability to cover interest, principal and/or preferred dividend payments.

The table below presents the principal payments due and weighted average interest rates for the mortgage notes payable at September 30, 2011 (in thousands).

	Total		Recurring
	Mortgage	Balloon	Principal
	Maturities	Payments	Amortization
Schedule of Mortgage Maturities by Years:
2011*	$11,282	$8,484	$2,798
2012	59,366	48,408	10,958
2013	11,449	-	11,449
2014	12,908	-	12,908
2015	41,859	26,891	14,968
2016	414,906	405,334	9,572
Thereafter	427,211	410,617	16,594
Total	$978,981	$899,734	$79,247
Fair value at 09/30/11	$967,047
*Remaining three months

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

On July 25, 2011, Fund II obtained a $22.0 million non-recourse, first mortgage secured by Hayden Ferry I, a 203,000 square foot office property located in Tempe submarket of Phoenix, Arizona.  The mortgage loan has a stated rate of LIBOR plus 200 basis points with a maturity of July 25, 2018.  Upon obtaining the mortgage, the fund entered into an interest rate swap that fixes the interest rate of 4.5% through January 25, 2018.

During the nine months ended September 30, 2011, the Company incurred $31.7 million in recurring capital expenditures on a consolidated basis, with $25.8 million representing Parkway’s proportionate share.  These costs include tenant improvements, leasing costs and recurring building improvements.  During the nine months ended September 30, 2011, the Company incurred $8.4 million related to upgrades on properties acquired in recent years that were anticipated at the time of purchase and major renovations that are nonrecurring in nature to office properties, with $2.6 million representing Parkway’s proportionate share.  All such improvements were financed by cash flow from the properties, capital expenditure escrow accounts, advances from the Company’s Credit Facility and contributions from partners.

The Company anticipates that its current cash balance, operating cash flows, contributions from partners and borrowings (including borrowing availability under the Company’s Credit Facility) will be adequate to pay the Company’s (i) operating and administrative expenses, (ii) debt service and debt maturity obligations, (iii) distributions to stockholders, (iv) capital improvements, and (v) normal repair and maintenance expenses at its properties, both in the short and long term.  In addition, the Company may use proceeds from the sale of assets and the possible sale of equity securities to fund these items.

Contractual Obligations

See information appearing under the caption “Financial Condition - Notes Payable to Banks and Mortgage Notes Payable” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of changes in long-term debt since December 31, 2010.

Steven G. Rogers, Chief Executive Officer, President and a director of the Company resigned from his positions with the Company effective November 30, 2011.  In connection with the resignation, the Company entered into a Transition Agreement, dated October 7, 2011 (the “Transition Agreement”), with Mr. Rogers.  Under the Transition Agreement, the Company shall pay Mr. Rogers a cash payment equal to $2.9 million (less applicable deductions), which includes Mr. Rogers’ accrued but unpaid bonus for 2011.  The Company also agreed to fully accelerate the vesting of all of the equity awards made by the Company to Mr. Rogers, other than his performance-based awards under the Company’s FOCUS Plan, and provide Mr. Rogers with continuing healthcare coverage for up to two years after his resignation.  As a condition of receiving the benefits provided by the Transition Agreement, Mr. Rogers will be subject to restrictive covenants with respect to confidentiality and his ability to compete with, or solicit employees of, the Company for a period of 24 months.  Mr. Rogers also agreed to provide the Company with a general release of claims and, if requested, to provide consultation services and otherwise assist and advise the Company for a period of 12 months after his resignation.

On September 15, 2011, William R. Flatt, Executive Vice President and Chief Operating Officer of the Company resigned from his positions with the Company effective October 15, 2011.  In connection with the resignation, the Company entered into a Severance Agreement, dated October 10, 2011 (the “Severance Agreement”), with Mr. Flatt.  Under the Severance Agreement, the Company shall pay Mr. Flatt a cash payment equal to $611,000 (less applicable deductions), which includes a pro rata amount for Mr. Flatt’s accrued but unpaid bonus for 2011. The Company also agreed to accelerate the vesting of a pro rata portion of the time-based equity awards made by the Company to Mr. Flatt. As a condition of receiving the benefits provided by the Severance Agreement, Mr. Flatt provided the Company with a general release of claims.

Funds From Operations

Management believes that funds from operations attributable to common stockholders (“FFO”) is an appropriate measure of performance for equity REITs and computes this measure in accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition of FFO (including any guidance that NAREIT releases with respect to the definition). Funds from operations is defined by NAREIT as net income (computed in accordance with GAAP), reduced by preferred dividends, excluding gains or losses on depreciable real estate and extraordinary items under GAAP, plus depreciation and amortization, and after adjustments to derive the Company’s pro rata share of FFO of consolidated and unconsolidated joint ventures.  Further, the Company does not adjust FFO to eliminate the effects of non-recurring charges.  On October 31, 2011, NAREIT issued updated guidance on reporting FFO such that impairment losses on depreciable real estate should be excluded from the computation of FFO for current and prior periods.  The Company believes that FFO is a meaningful supplemental measure of its operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses.  However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient.  Thus, NAREIT created FFO as a supplemental measure of operating performance for real estate investment trusts that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. The Company believes that the use of FFO, combined with the required GAAP presentations, has been beneficial in improving the understanding of operating results of real estate investment trusts among the investing public and making comparisons of operating results among such companies more meaningful. FFO as reported by Parkway may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition. Funds from operations do not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States and is not an indication of cash available to fund cash needs.  Funds from operations should not be considered an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flow as a measure of liquidity.

The following table presents a reconciliation of the Company’s net income (loss) for Parkway Properties, Inc. to FFO for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended
	September 30
	2011	2010
Net income (loss) for Parkway Properties, Inc.	$(69,852)	$7,570
Adjustments to derive funds from operations:
Depreciation and amortization	64,519	46,260
Depreciation and amortization – discontinued operations	19,787	19,118
Noncontrolling interest depreciation and amortization	(25,351)	(12,837)
Adjustments for unconsolidated joint ventures	198	253
Preferred dividends	(7,341)	(4,137)
Impairment loss on real estate	56,467	-
Gain on sale of real estate	(7,310)	(8,518)
Funds from operations attributable to common stockholders (1)	$31,117	$47,709

(1)	Funds from operations attributable to common stockholders for the nine months ended September 30, 2011 and 2010 include the following items at Parkway’s proportionate ownership share (in thousands):

		Nine Months Ended
	September 30
	2011	2010
(Gain) loss on extinguishment of debt	$(302)	$189
Non-cash impairment loss on real estate	56,467	-
Acquisition costs – combination	13,936	-
Acquisition costs – office property acquisitions	1,124	-
Expenses related to litigation	119	719
Non-recurring lease termination fee income	(5,554)	(7,078)
Change in fair value of contingent consideration	(12,000)	-

Inflation

Inflation has not had a significant impact on the Company because of the relatively low inflation rate in the Company’s geographic areas of operation.  Additionally, most of the Company’s leases require customers to pay their pro rata share of operating expenses above an initial base year, including common area maintenance, real estate taxes, utilities and insurance, thereby reducing the Company’s exposure to increases in operating expenses resulting from inflation.  The Company’s leases typically have three to seven year terms, which may enable the Company to replace existing leases with new leases at market base rent, which may be higher or lower than the existing lease rate.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth in Note L to the Consolidated Financial Statements included herein is incorporated by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed.  For a full description of risk factors previously disclosed, please refer to Item 1A – Risk Factors, in the Form 10-K for the year ended December 31, 2010 and in Forms 10-Q for the quarters ended March 31, 2011 and June 30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			Total Number	Maximum Number
			of Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	Of Shares	Price Paid	Announced Plans	Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs

07/01/11 to 07/31/11	2,131(1)	$17.13	-	-
08/01/11 to 08/31/11	-	-	-	-
09/01/11 to 09/30/11	-	-	-	-
Total	2,131	$17.13	-	-

(1)
As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy tax withholding obligations for employees in connection with the vesting of stock.  Shares withheld for tax withholding obligations do not affect the total number of shares available for repurchase under any approved common stock repurchase plan.  At September 30, 2011, the Company did not have an authorized stock repurchase plan in place.

Item 5. Other Information

On November 4, 2011, the Company entered into Retention Agreements with its Executive Vice President and Chief Financial Officer, Richard G. Hickson IV, and its Executive Vice President and Chief Accounting Officer, Mandy M. Pope.  Under the term of the agreements, if either executive is terminated without “Cause” or leaves for “Good Reason” on or before December 31, 2013, the executive will receive a cash severance benefit.  The benefit in the case of Ms. Pope is two times Annual Compensation, and in the case of Mr. Hickson it is one times Annual Compensation, unless Mr. Hickson has relocated to Orlando, Florida, in which case he will receive a severance benefit of two times Annual Compensation.  As a condition of receiving the severance benefit, the executive must provide Parkway with a general release of claims, and abide by customary confidentiality and non-solicitation restrictions. “Annual Compensation” is defined as annual salary plus the percentage of base salary paid to the executive in the fiscal year prior to termination.

In addition, on November 4, 2011, Parkway entered into a Deferred Incentive Share Unit award (“DISU”) with Ms. Pope that provides that Ms. Pope will receive deferred incentive shares with a Fair Market Value of $50,000 on December 31, 2011, $100,000 on December 31, 2012, and $100,000 on December 31, 2013.  The DISU grant is under and subject to the terms of the Parkway Properties, Inc. 2010 Omnibus Equity Incentive Plan (the “Plan”). Fair market value is determined under the Plan.

On November 7, 2011, the Company and Steven G. Rogers agreed to an amendment of the Transition Agreement entered into with Mr. Rogers on October 7, 2011.  Under the amendment, Mr. Rogers will resign all of his positions with the Company on November 30, 2011. The remaining provisions of the Transition Agreement remain in full force and effect.

Item 6.  Exhibits

10.1           Second Amendment to Credit Agreement by and among Parkway Properties LP, a Delaware limited partnership; Parkway Properties, Inc., a Maryland corporation; Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners; Wells Fargo Bank, N.A., as Administration Agent; JPMorgan Chase Bank, N.A., as Syndication Agent; PNC Bank, N.A., Bank of America, N.A., and U.S. Bank, N.A., as Documentation Agents; and the Lenders dated September 20, 2011 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed September 23, 2011).

31.1	Certification of Chairman of the Board of Directors pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3           Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman of the Board of Directors pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2           Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3           Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKWAY PROPERTIES, INC.

Date: November 8, 2011	By:	/s/ Mandy M. Pope
Executive Vice President and
Chief Accounting Officer