Form 10-Q/A
period 2011-11-09
PARKWAY PROPERTIES INC
filed 2011-11-09
CIK 729237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Parkway Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (the “Form 10-Q”) is to furnish the interactive data files as required by Rule 405 of Regulation S-T.  Exhibit 101 to this Amendment No. 1 provides the following materials from the Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statement of changes in equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements, tagged as block text.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

No other changes have been made to the Form 10-Q other than those described above.  This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKWAY PROPERTIES, INC.

Date: November 9, 2011	By:	/s/ Mandy M. Pope
Mandy M. Pope
Executive Vice President and Chief Accounthing Officer

EXHIBIT INDEX

10.1*           Second Amendment to Credit Agreement by and among Parkway Properties LP, a Delaware limited partnership; Parkway Properties, Inc., a Maryland corporation; Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners; Wells Fargo Bank, N.A., as Administration Agent; JPMorgan Chase Bank, N.A., as Syndication Agent; PNC Bank, N.A., Bank of America, N.A., and U.S. Bank, N.A., as Documentation Agents; and the Lenders dated September 20, 2011 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed September 23, 2011).

31.1*	Certification of Chairman of the Board of Directors pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*       Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*       Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chairman of the Board of Directors pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*       Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*       Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following materials from Parkway Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations (iii) consolidated statement of changes in equity, (iv) consolidated statements of cash flows, and (v) the notes to consolidated financial statements.

* Previously filed
** Furnished herewith