Form 10-Q/A
period 2011-11-09
PARKWAY PROPERTIES INC
filed 2011-11-09
CIK 729237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(Amendment No. 2)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 2 to Parkway Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (the “Form 10-Q”) is to furnish the interactive data files as required by Rule 405 of Regulation S-T.  Exhibit 101 to this Amendment No. 2 provides the following materials from the Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statement of changes in equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements, tagged as block text.

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

No other changes have been made to the Form 10-Q other than those described above.  This Amendment No. 2 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

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