Form 10-K
period 2011-12-31
PARKWAY PROPERTIES INC
filed 2012-03-12
CIK 729237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 1-11533

Parkway Properties, Inc.
(Exact name of registrant as specified in its charter)

Maryland	74-2123597
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

Bank of America Center, Suite 2400
390 North Orange Avenue
Orlando, Florida 32801
(Address of principal executive offices) (Zip Code)

Registrant's telephone number:  (407) 650-0593
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
☒ Yes  No ☐

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
 ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, at June 30, 2011 was $341.6 million.

The number of shares outstanding in the registrant's class of common stock at March 1, 2012 was 21,985,001.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III.

PARKWAY PROPERTIES, INC.

PART I
ITEM I. Business

Overview

As used herein, the terms “we,” “us,” “our” “Parkway” and the “Company” refer to Parkway Properties, Inc., a Maryland corporation, individually or together with its subsidiaries, including Parkway Properties LP, a Delaware limited partnership, and our predecessors.

We are a self-administered real estate investment trust (“REIT”) specializing in the ownership of quality office properties in higher growth submarkets in the Sunbelt region of the United States.  In Parkway’s core markets, the Company owns or has an interest in 34 office properties located in seven states with an aggregate of approximately 8.4 million square feet of leasable space at March 1, 2012.  The Company also owns or has an interest in 15 non-strategic office properties totaling 2.7 million square feet at March 1, 2012.  The non-strategic office properties include 11 properties that were classified as held for sale at December 31, 2011, and four properties in non-strategic markets including Columbia, South Carolina, Jackson, Mississippi, Memphis, Tennessee and New Orleans, Louisiana.  Part I. Item 2. “Properties – Office Buildings” includes a complete listing of core properties and non-strategic properties by market.  Fee-based real estate services are offered through wholly-owned subsidiaries of the Company, which in total manage and/or lease approximately 13.9 million square feet for third-party owners at March 1, 2012.  Unless otherwise indicated, all references to square feet represent net rentable area.

Administration

The Company generally performs commercial real estate leasing, management and acquisition services on an in-house basis.  As of December 31, 2011, we had approximately 341 employees.  Our principal executive office is located at 390 North Orange Avenue, Suite 2400, Orlando, FL 32801 and our telephone number is (407) 650-0593.  In addition, we have regional offices in Jackson, MS and Jacksonville, FL.  Parkway's management team consists of experienced office property specialists with proven capabilities in office property (i) operations; (ii) leasing; (iii) management; (iv) acquisition/disposition; (v) financing; (vi) capital allocation; and (vii) accounting and financial reporting.  Our 15 senior officers have an average of 22 years of real estate industry experience.  Management has developed a highly service-oriented operating culture and believes that its focus on operations, proactive leasing, property management and asset management activities will result in higher customer retention and occupancy over the long-term and will translate into enhanced stockholder value.

Business Objective and Operating Strategies

Our business objective is to maximize long-term stockholder value by generating sustainable cash flow growth and increasing the long-term value of our real estate assets.  We intend to achieve this objective by executing on the following business and growth strategies:

•
Create Value as the Leading Owner of Quality Assets in Core Submarkets. Our investment strategy is to pursue attractive returns by focusing primarily on owning high-quality office buildings and portfolios that are well-located and competitively positioned within central business district and urban infill locations within our core submarkets.   We also seek to pursue value-add investment opportunities on a limited basis, for example by acquiring under-leased assets at attractive purchase prices and increasing occupancy at those assets over time, to complement the balance of the core portfolio.  Further, we intend to pursue an efficient capital allocation strategy that maximizes the returns on our invested capital.  This may include selectively disposing of properties when we believe returns have been maximized and redeploying capital into acquisitions or other opportunities.

•
Maximize Cash Flow by Continuing to Enhance the Operating Performance of Each Property.  We provide property and asset management and leasing services to our portfolio, actively managing our properties and leveraging our customer relationships to improve operating performance, maximize long-term cash flow and enhance stockholder value.  By developing an ownership plan for each of our properties and then continually managing our properties to those plans throughout our ownership, we seek to attain a favorable customer retention rate by providing outstanding property management and customer service programs responsive to the varying needs of our diverse customer base.  We will also employ a judicious prioritization of capital projects to focus on projects that enhance the value of a property through increased rental rates, occupancy, service delivery, or enhanced reversion value.

•
Realize Leasing and Operational Efficiencies and Gain Local Advantage. We expect to concentrate our real estate portfolio in submarkets where we believe that we can maximize market penetration by accumulating a critical mass of properties and thereby enhance operating efficiencies. We believe that strengthening our local presence and leveraging our extensive market relationships will yield superior market information and service delivery and facilitate additional investment opportunities to create long-term stockholder value.

Joint Ventures and Partnerships

Management views investing in wholly-owned properties as the highest priority of our capital allocation, however the Company intends to selectively pursue joint ventures if we determine that such a structure will allow us to reduce anticipated risks related to a property or portfolio or to address unusual operational risks.  Under the terms of these joint ventures and partnerships, where applicable, Parkway will seek to manage all phases of the investment cycle including acquisition, financing, operations, leasing and dispositions.  The Company will receive fees for providing these services.

At December 31, 2011, Parkway had two partnerships structured as discretionary funds and one other joint venture partnership agreement.

Parkway Properties Office Fund, L.P. (“Fund I”), a $500.0 million discretionary fund, was formed on July 6, 2005 and was fully invested at February 15, 2008.  Fund I was structured such that Ohio Public Employees Retirement System (“Ohio PERS”) would be a 75% investor and Parkway a 25% investor in the fund with an original target capital structure of approximately $200.0 million of equity capital and $300.0 million of non-recourse, fixed-rate first mortgage debt.

       On December 31, 2011, the Company completed the sale of its interest in nine assets in the Fund I portfolio to Ohio PERS.  The completed sale of Fund I assets included nine properties totaling approximately 2.0 million square feet in five markets, representing a majority of the Fund I assets.  Additionally, on March 1, 2012, the Company completed the sale of its interest in Renaissance Center, a 190,000 square foot office property located in Memphis, Tennessee.  The sale of the remaining three assets in the Fund I portfolio is expected to close during the first half of 2012, subject to obtaining necessary lender consents in connection with the existing mortgage loans and customary closing conditions.

Parkway Properties Office Fund II, L.P. (“Fund II”), a $750.0 million discretionary fund, was formed on May 14, 2008 and was fully invested at February 10, 2012.  Fund II was structured such that Teacher Retirement System of Texas (“TRST”) would be a 70% investor and Parkway a 30% investor in the fund, with an original target capital structure of approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt.  Fund II acquired 12 properties totaling 4.2 million square feet in Atlanta, Phoenix, Jacksonville, Orlando, Tampa and Philadelphia.

Parkway serves as the general partner of Fund II and provides asset management, property management, leasing and construction management services to the fund, for which it is paid market-based fees.  Cash will be distributed pro rata to each partner until a 9% annual cumulative preferred return is received and invested capital is returned.  Thereafter, 56% will be distributed to TRST and 44% to Parkway.  The term of Fund II will be seven years from the date the fund was fully invested, or until February 2019, with provisions to extend the term for two additional one-year periods at the discretion of Parkway.

Third-Party Management

The Company benefits from a fully integrated management infrastructure, provided by its wholly-owned subsidiaries (collectively, the “Management Companies”).  As of March 1, 2012, the Management Companies were managing and/or leasing properties containing an aggregate of approximately 23.1 million net rentable square feet, of which approximately 9.2 million net rentable square feet related to properties owned by us and approximately 13.9 million net rentable square feet related to properties owned by third parties.

Financing Strategy

The Company’s financing strategy is to maintain a strong and flexible financial position by limiting our debt to a prudent level.  The Company monitors a number of leverage and other financial metrics defined in the loan agreements for the Company’s senior unsecured revolving credit facility and working capital unsecured credit facility, which includes but is not limited to the Company’s total debt to total asset value.  In addition, the Company also monitors interest, fixed charge and modified fixed charge coverage ratios as well as the net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiple.  Other traditional measures of leverage are also monitored.  Management believes all of the leverage and other financial metrics it monitors; including those discussed above, provide useful information on total debt levels as well as the Company’s ability to cover interest, principal and/or preferred dividend payments with current income. The Company seeks to maintain over the long-term a net debt to EBITDA multiple of between 5.5 and 6.5 times.

The Company intends to finance future growth and future maturing debt with the most advantageous source of capital when available, while also maintaining the Company’s variable interest rate exposure at a prudent level.  The Company expects to continue seeking primarily fixed rate, non-recourse mortgage financing with maturities from five to ten years typically amortizing over 25 to 30 years on select office building investments as additional capital is needed.  Other sources of capital may include selling common or preferred equity through public offerings or private placements.

Parkway may, in appropriate circumstances, acquire one or more properties in exchange for Parkway's equity securities.  Parkway has no set policy as to the amount or percentage of its assets which may be invested in any specific property.  Rather than a specific policy, Parkway evaluates each property in terms of whether and to what extent the property meets Parkway's investment criteria and strategic objectives. The strategies and policies set forth above were determined and are subject to review by Parkway's Board of Directors which may change such strategies or policies based upon their evaluation of the state of the real estate market, the performance of Parkway's assets, capital and credit market conditions, and other relevant factors.

Capital Allocation

Capital allocation receives constant review by management and the Board of Directors considering many factors including the capital markets, our weighted average cost of capital, buying criteria (written and published), the real estate market and management of the risk associated with the rate of return.  We examine all aspects of each type of investment whether it is a fee simple purchase, joint venture asset, Parkway common stock or a mortgage loan receivable.  Each carries a relationship to replacement cost which is still an important underwriting discipline for us. Each has a current yield and a leveraged and unleveraged internal rate of return that can be measured on a relative and absolute basis.

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

The individual operating segments exhibit similar economic characteristics such as being leased by the square foot, sharing the same primary operating expenses and ancillary revenue opportunities and being cyclical in the economic performance based on current supply and demand conditions.  The individual operating segments are also similar in that revenues are derived from the leasing of office space to customers and each office property is managed and operated consistently in accordance with Parkway’s standard operating procedures.  The range and type of customer uses of our properties is similar throughout our portfolio regardless of location or class of building and the needs and priorities of our customers do not vary widely from building to building.  Therefore, Parkway’s management responsibilities do not vary widely from location to location based on the size of the building, geographic location or class.

Available Information

Parkway makes available free of charge on the “Corporate” page of its web site, www.pky.com, its filed and furnished reports on Form 10-K, 10-Q and 8-K and all amendments thereto, as soon as reasonably practicable after Parkway electronically files such material with, or furnishes it to, the Securities and Exchange Commission.  The information on our website is not and should not be considered part of this Annual Report and is not incorporated by reference in this document.

The Company’s Corporate Governance Guidelines, Code of Business Conduct and Ethics and the Charters of the Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee of the Board of Directors are available on the “Corporate” page of Parkway’s web site.  Copies of these documents are also available free of charge in print upon written request addressed to Investor Relations, Parkway Properties, Inc., 390 North Orange Avenue, Suite 2400, Orlando, Florida 32801.

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

Substantially all of our properties are located in the Southeastern and Southwestern United States and, therefore, our financial condition and ability to make distributions to our stockholders is linked to economic conditions in these markets as well as the market for office space generally in these markets.  A downturn in these markets, particularly increases in unemployment, may adversely affect our cash flows and ability to make distributions to stockholders.

We face risks associated with property acquisitions.

We have acquired in the past and intend to continue to pursue the acquisition of properties and portfolios of properties, including large portfolios that could increase our size and result in alterations to our capital structure.  Our acquisition activities and their success are subject to the following risks:

•
the acquisition agreement will likely contain conditions to closing, including completion of due diligence investigations to our satisfaction or other conditions that are not within our control, which may not be satisfied;

•	we may be unable to finance acquisitions on favorable terms or at all;

•	acquired properties may fail to perform as expected;

•	the actual costs of repositioning or redeveloping acquired properties may be higher than our estimates;

•
acquired properties may be located in new markets where we face risks associated with an incomplete knowledge or understanding of the local market and a limited number of established business relationships in the area;

•
we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, to the transferor with respect to unknown liabilities.  As a result, if a claim were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle it, which could adversely affect our cash flow.

Competition for acquisitions may reduce the number of acquisition opportunities available to us and increase the costs of those acquisitions.

We plan to continue to acquire properties as we are presented with attractive opportunities.  We may face competition for acquisition opportunities from other investors, particularly those investors who can incur more leverage, and this competition may adversely affect us by subjecting us to the following risks:

•
an inability to acquire a desired property because of competition from other well-capitalized real estate investors, including publicly traded and privately held REITs, private real estate funds, domestic and foreign financial institutions, life insurance companies, sovereign wealth funds, pension trusts, partnerships and individual investors; and

•	an increase in the purchase price for such acquisition property, in the event we are able to acquire such desired property.

Our business and operating results could be negatively affected if we are unable to integrate acquisitions successfully.

Integration of acquisitions involves a number of significant risks, including the diversion of management’s attention to the assimilation of the operations of the acquired businesses or assets, difficulties in the integration of operations and systems; the inability to realize potential operating synergies; difficulties in the assimilation and retention of the personnel of the acquired companies; accounting, regulatory or compliance issues that could arise, including internal control over financial reporting; and challenges in retaining the customers of the combined businesses.  Further, acquisitions may have a material adverse impact on our operating results if unanticipated expenses or charges to earnings were to occur, including unanticipated operating expenses and depreciation and amortization expenses over the useful lives of certain assets acquired, as well as costs related to potential impairment charges, assumed litigation and unknown liabilities.  If we are unable to successfully integrate our recent and future acquisitions in a timely and cost-effective manner, our operating results could be negatively affected.

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

Our third party management and leasing agreements, including but not limited to those acquired through our 2011 combination with Eola Capital LLC and certain of its affiliates, are subject to the risk of possible termination under certain circumstances, including our failure to perform as required under these agreements, and to the risk of non-renewal by the property owner upon expiration or renewal on terms less favorable to us than the current terms.  We estimate that management and leasing agreements representing approximately 62.6 percent of our 2011 gross fee revenues expire or are contractually terminable prior to December 31, 2012.  Many of the management and leasing agreements which expire or are contractually terminable prior to December 30, 2012 will automatically renew if written notice is not received by the Company prior to the termination date.  If management and leasing agreements are terminated, or are not renewed upon expiration, our expected revenues will decrease and the market price of our common stock may be adversely affected.

If management and leasing agreements are terminated, or not renewed, and consequently the revenues from the management business decline, we will not be entitled to any refund of the consideration paid in connection with the Eola combination.  We can provide no assurance that any of our management and leasing agreements will be renewed upon the expiration of the current term or otherwise will not be terminated.

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

Our Board of Directors may change our investment strategy or any of our guidelines, financing strategy or leverage policies with respect to investments, acquisitions, growth, operations, indebtedness, capitalization and distributions at any time without the consent of our stockholders, which could result in an investment portfolio with a different risk profile.  A change in our strategy may increase our exposure to interest rate risk, default risk and real estate market fluctuations. These changes could adversely affect our financial condition, results of operations, the market price of our common stock and our ability to make distributions to our stockholders.

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

The REIT provisions of the Code may limit our ability to earn additional management fee and other fee income from joint ventures and third parties.  Our aggregate gross income from fees and certain other non-qualifying sources cannot exceed 5% of our annual gross income.  As a result, our ability to increase the amount of fee income we earn at the REIT level may be limited, and we may have to conduct fee-generating activities through a taxable REIT subsidiary.  Any fee income we earn through a taxable REIT subsidiary would be subject to federal, state, and local income tax at regular corporate rates, which would reduce our cash available for distribution to stockholders.

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

Our Charter authorizes our Board of Directors to, among other things, issue additional shares of capital stock without stockholder approval.  We may issue common stock, preferred stock or securities convertible or exchangeable into equity securities to raise additional capital.  Holders of our common stock have no preemptive rights that entitle them to purchase their pro rata share of any offering of shares of any class or series.  Accordingly, the issuance of any additional shares of common or preferred stock or convertible securities could be substantially dilutive to existing holders of our common stock.  Furthermore, the resale by stockholders of our common stock in the public market following any offering could have the effect of depressing the market price for our common stock.  At December 31, 2011, 21,995,536 shares of our common stock and 5,421,296 shares of our Series D preferred stock were issued and outstanding.

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

ITEM 1B.                      Unresolved Staff Comments.

None.

ITEM 2.                        Properties.

General

The Company operates and invests principally in quality office properties in higher growth submarkets in the Sunbelt region of the United States.  In Parkway’s core markets, the Company owns or has an interest in 34 office properties comprising approximately 8.4 million square feet of office space located in seven states at March 1, 2012.  The Company also owns or has an interest in 15 non-strategic office properties totaling 2.7 million square feet at March 1, 2012.  The non-strategic office properties include 11 properties that were classified as held for sale at December 31, 2011, and four properties in non-strategic markets including Columbia, South Carolina, Jackson, Mississippi, Memphis, Tennessee and New Orleans, Louisiana.  Part I. Item 2. “Properties – Office Buildings” includes a complete listing of core properties and non-strategic properties by market.

Property acquisitions in 2011 and 2010 were funded through a variety of sources, including:

•	Cash reserves and cash generated from operating activities;
•	Sales of equity securities;

•	Sales of office properties;

•	Mortgage financing;
•	Contributions from partners; and/or

•	Advances on the Company’s senior unsecured revolving credit facility.

Office Buildings

Other than as discussed under "Item 1. Business", the Company intends to hold and operate its portfolio of office buildings for investment purposes.  The Company does not propose any program for the renovation or improvement of any of the office buildings, except as called for under the renewal of existing leases or the signing of new leases or improvements necessary to upgrade recent acquisitions to the Company's operating standards.  All such improvements are expected to be financed by cash flow from the portfolio of office properties, capital expenditure escrow accounts, advances on the Company’s senior unsecured revolving credit facility or contributions from joint venture partners.

We believe that our insurance coverage contains policy specifications and insured limits that are customary for similar properties, business activities and markets, and we believe our properties are adequately insured.  However, an uninsured loss could result in loss of capital investment and anticipated profits.

All office building investments compete for customers with similar properties located within the same market primarily on the basis of location, rent charged, services provided and the design and condition of the improvements.  The Company also competes with other REITs, financial institutions, pension funds, private partnerships, individual investors and others when attempting to acquire office properties.

On February 4, 2011, the Company purchased its partner’s 50% interest in the Wink-Parkway Partnership (“Wink JV”) for $250,000.  The Wink JV was established for the purpose of owning the Wink Building, a 32,000 square foot office property in New Orleans, Louisiana.  Upon completing the purchase of its partner’s interest, Parkway now owns 100% of the Wink Building.

During the year ending December 31, 2011, Fund II purchased eight office properties as follows (in thousands):

		Parkway	Square	Date	Purchase
Office Property	Location	Ownership	Feet	Purchased	Price
Fund II Purchases:
3344 Peachtree	Atlanta, GA	33%	483	01/21/11	$167,250
245 Riverside	Jacksonville, FL	30%	135	03/31/11	18,500
Corporate Center Four at International Plaza	Tampa, FL	30%	250	04/08/11	45,000
Fund II Office Investments (1)	Various	(1)	2,083	05/18/11	316,500
Hayden Ferry Lakeside I	Phoenix, AZ	30%	203	06/30/11	39,400
			3,154		$586,650

(1)
On May 18, 2011, Fund II completed the closing of its purchase of four additional office properties for $316.5 million.  The four properties include Two Liberty Place in Philadelphia, Two Ravinia Drive in Atlanta, Bank of America Center in Orlando, and Cypress Center I, II and III (“Cypress Center”) in Tampa.  The properties contain approximately 2.1 million square feet of office space.  An existing institutional investor in Two Liberty Place retained an 11% ownership in the property.  Parkway’s pro rata share of Two Liberty Place is 19% and Parkway’s partner in Fund II owns the remaining 70% interest.  Fund II acquired 100% of the remaining three assets, with Parkway’s ownership at 30%.

The Company purchased these eight assets at an estimated weighted average capitalization rate of 7.5%.  The Company computes the estimated capitalization rate by dividing cash net operating income excluding rent concessions for the first year of ownership by the gross purchase price.  The Company defines cash net operating income as property specific revenues (rental revenue, property expense recoveries and other revenue) less property specific expenses (personnel, real estate taxes, insurance, repairs and maintenance and other property expenses).

The following table sets forth certain information about office properties which the Company owned or had an interest in at March 1, 2012:

Market and Property	Number Of Properties(1)	Parkway Ownership Based on Square Feet	Total Net Rentable Square Feet	Occupancy Percentage	Weighted Avg. Expiring Gross Rental Rate Per Net Rentable Square Foot(2)	% of Leases Expiring In 2012(3)
PHOENIX, AZ
Squaw Peak I & II		100.0%	290	81.4%	$22.39	0.1%
Mesa Corporate Center		100.0%	105	96.2%	$20.30	0.1%
Hayden Ferry Lakeside I		30.0%	203	61.1%	$26.50	0.4%
Hayden Ferry Lakeside II (b)		30.0%	300	91.7%	$30.65	0.0%
	4	60.8%	898	82.0%	$25.88	0.6%

FT. LAUDERDALE, FL
Hillsboro V		100.0%	116	84.5%	$24.41	0.2%
Hillsboro I-IV		100.0%	100	61.0%	$18.26	0.1%
	2	100.0%	216	73.6%	$22.05	0.3%

JACKSONVILLE, FL
SteinMart Building		100.0%	196	94.9%	$20.37	0.1%
Riverplace South		100.0%	106	91.5%	$18.55	0.1%
245 Riverside		30.0%	135	68.1%	$22.67	0.0%
	3	78.4%	437	85.8%	$20.46	0.2%

ORLANDO, FL
Citrus Center		100.0%	261	95.0%	$23.19	0.3%
Bank of America Center		30.0%	421	84.8%	$27.20	0.2%
	2	56.8%	682	88.7%	$25.56	0.5%

Market and Property (Cont’d)	Number Of Properties(1)	Parkway Ownership Based on Square Feet	Total Net Rentable Square Feet	Occupancy Percentage	Weighted Avg. Expiring Gross Rental Rate Per Net Rentable Square Foot(2)	% of Leases Expiring In 2012(3)
TAMPA, FL
Corporate Center Four		30.0%	250	80.0%	$31.60	0.0%
Cypress Center I, II & III		30.0%	286	92.0%	$19.86	0.4%
The Pointe (b)		30.0%	254	85.0%	$24.84	0.1%
	3	30.0%	790	85.9%	$24.90	0.5%

ATLANTA, GA
Waterstone		100.0%	94	68.1%	$22.89	0.4%
Meridian		100.0%	97	71.1%	$20.83	0.0%
Peachtree Dunwoody		100.0%	371	67.4%	$20.24	0.9%
Capital City Plaza		100.0%	409	81.7%	$27.82	0.3%
Lakewood II		30.0%	124	46.8%	$16.10	0.0%
3344 Peachtree		33.0%	485	98.4%	$34.01	0.0%
Two Ravinia Drive		30.0%	438	80.8%	$19.75	0.6%
	7	64.4%	2,018	79.6%	$25.78	2.2%

CHARLOTTE, NC
Carmel Crossing		30.0%	326	85.9%	$18.01	0.3%
	1	30.0%	326	85.9%	$18.01	0.3%

PHILADELPHIA, PA
Two Liberty Place		19.0%	941	99.0%	$28.00	0.0%
	1	19.0%	941	99.0%	$28.00	0.0%

NASHVILLE, TN
Bank of America Plaza		100.0%	436	83.5%	$18.18	0.2%
	1	100.0%	436	83.5%	$18.18	0.2%

HOUSTON, TX
400 Northbelt		100.0%	231	100.0%	$15.84	0.1%
Woodbranch		100.0%	109	100.9%	$18.14	0.2%
Sugar Grove		100.0%	124	89.5%	$17.17	0.4%
Honeywell		100.0%	156	88.5%	$23.02	0.1%
Schlumberger		100.0%	155	100.0%	$16.29	0.0%
One Commerce Green		100.0%	341	100.0%	$21.43	0.0%
Comerica Bank Building		100.0%	197	89.8%	$20.90	0.1%
550 Greens Parkway		100.0%	72	100.0%	$20.86	0.0%
5300 Memorial		100.0%	154	92.2%	$23.29	0.1%
Town & Country		100.0%	148	77.0%	$20.03	0.2%
	10	100.0%	1,687	94.3%	$19.71	1.2%

Total Core Properties	34	64.4%	8,431	86.9%	$23.63	6.0%

NEW ORLEANS, LA
Wink Building		100.0%	32	0.0%	$-	0.0%
	1	100.0%	32	0.0%	$-	0.0%

JACKSON, MS
One Jackson Place (a)		100.0%	222	81.5%	$20.97	0.1%
City Centre		100.0%	267	86.9%	$14.66	0.3%
111 Capitol Building (a)		100.0%	187	63.1%	$17.65	0.0%
The Pinnacle at Jackson Place (a)		100.0%	189	86.2%	$23.35	0.0%
Parking @ Jackson Place (a)		100.0%	82	40.2%	$7.21	0.1%
	5	100.0%	947	76.8%	$18.33	0.5%

COLUMBIA, SC
Atrium at Stoneridge		100.0%	108	76.9%	$16.28	0.2%
	1	100.0%	108	76.9%	$16.28	0.2%

MEMPHIS, TN
Forum II & III (a)		100.0%	180	78.3%	$19.80	0.1%
Morgan Keegan Tower		100.0%	337	93.5%	$19.00	0.1%
Falls Building (a)		100.0%	155	71.0%	$13.45	0.1%
Toyota Center and Garage (a)		100.0%	175	87.4%	$22.12	0.0%
Forum I (a)		100.0%	163	78.5%	$22.62	0.2%
	5	100.0%	1,010	83.9%	$19.52	0.5%

ATLANTA, GA
100 Ashford Center (a)		25.0%	160	61.3%	$19.89	0.1%
Peachtree Ridge (a)		25.0%	160	81.3%	$19.39	0.3%
Overlook II (a)		25.0%	261	77.4%	$21.73	0.2%
	3	25.0%	581	74.0%	$20.60	0.6%

Total Non-Strategic Properties	15	83.7%	2,678	77.9%	$19.20	1.8%

Total Properties as of March 1, 2012	49	69.0%	11,109	84.7%	$22.65	7.8%

(a) Denotes properties that were classified as held for sale as of December 31, 2011.
(b) Denotes properties that were purchased in 2012.

(1)         The core properties include 34 properties comprising 8.4 million net rentable square feet and include 22 office properties owned directly and 12 office properties owned through Fund II.  The non-strategic properties include 15 properties comprising 2.7 million square feet and include 11 properties classified as held for sale at December 31, 2011, and 4 properties in non-strategic markets including Columbia, South Carolina, Jackson, Mississippi, Memphis, Tennessee and New Orleans, Louisiana.    See Note G – Noncontrolling Interest – Real Estate Partnerships, to the consolidated financial statements for additional information on properties owned through joint ventures.

(2)         Average rent per square foot is defined as the weighted average current gross rental rate, which also includes $1.04 per square foot of escalations for operating expenses related to leased office space in the building.  These rates do not reflect any future increases in contractual rent or projections with respect to expense reimbursements.

(3) The percentage of leases expiring in 2012 represents the ratio of square feet under leases expiring in 2012 divided by total net rentable square feet.
The following table sets forth scheduled lease expirations for core properties owned March 1, 2012, in occupancy at January 1, 2012 assuming no customer exercises renewal options:

		Net		Annualized		Weighted Avg
		Rentable	Percent of	Rental	Percent of	Expiring Gross
Year of	Number	Square Feet	Total Net	Amount	Annualized	Rental Rate Per
Lease	of	Expiring	Rentable	Expiring (1)	Rental Amount	Net Rentable
Expiration	Leases	(in thousands)	Square Feet	(in thousands)	Expiring	Square Foot (2)
2012	140	664	7.9%	$14,832	8.6%	$22.32
2013	118	617	7.3%	14,905	8.6%	24.16
2014	139	1,058	12.6%	22,958	13.3%	21.69
2015	116	883	10.5%	17,869	10.3%	20.23
2016	94	1,384	16.4%	32,839	19.0%	23.73
2017	58	819	9.7%	18,580	10.7%	22.69
2018	26	352	4.2%	8,995	5.2%	25.57
2019	18	631	7.5%	17,625	10.2%	27.92
2020	9	188	2.2%	5,050	2.9%	26.84
2021	13	424	5.0%	10,904	6.3%	25.71
2022 & Later	12	307	3.6%	8,560	4.9%	27.91
	743	7,327	86.9%	$173,117	100.0%	$23.63

(1)      Annualized rental amount expiring is defined as net rentable square feet expiring multiplied by the weighted average expiring annual rental rate per net rentable square foot.

(2)      Weighted average expiring gross rental rate is the weighted average current rental rate, which also includes $1.27 per square foot of escalations for operating expenses.  These rates do not reflect any future increases in contractual rent or projections with respect to expense reimbursements.

Customers

The core office properties are leased to 743 customers, which are in a wide variety of industries including banking, insurance, professional services (including legal, accounting, and consulting), energy, financial services and telecommunications.  Our largest customer and 25 largest customers accounted for 5.5% and 42.7%, respectively of our core annualized rental revenue.  The information described above and presented in the following table provides details related to the 25 largest customers of the properties owned directly or through joint ventures in the Company’s core markets at March 1, 2012 (in thousands, except footnotes):
									Leased Square Feet (1)	Annualized Rental Revenue (1)
	No. of Props.	Square Footage Expiring
Customer		2012	2013	2014	2015	2016	2017	Thereafter
(2) Blue Cross Blue Shield of Georgia, Inc.	1	-	-	-	-	-	-	199	199	$5,679
Nabors Industries/Nabors Corporate Services	1	-	-	220	-	-	-	-	220	4,508
(3) Honeywell	1	-	-	-	-	-	-	116	116	2,726
Southwestern Energy Company	1	-	-	118	-	-	-	-	118	2,715
(4) Schlumberger Technology	1	-	-	-	-	-	155	-	155	2,525
Connecticut General Life Insurance Company (CIGNA)	1	-	-	-	-	453	-	-	453	2,320
(5) Cox, Inc.	1	90	-	-	22	-	-	-	112	2,318
Louisiana-Pacific Corporation	1	-	-	-	105	-	-	-	105	2,291
Stein Mart, Inc.	1	-	-	-	-	107	-	-	107	2,216
(6) Bank of America, NA	1	-	-	-	124	-	-	-	124	1,980
(7) General Services Administration (GSA)	8	21	24	-	3	21	-	80	149	1,926
(8) Helix Energy Solutions	1	-	-	-	92	-	-	-	92	1,281
Tilden Lobnitz Cooper, Inc. (a/k/a TLC)	1	-	-	-	-	-	-	52	52	1,226
URS Corporation	1	-	-	-	-	49	-	-	49	1,208
(9) Lennar Homes	1	-	-	-	-	-	-	56	56	1,148
(10) DeVry, Inc.	4	13	-	-	-	-	-	61	74	1,080
Allstate Insurance Company	2	-	33	-	-	-	-	-	33	906
(11) United Healthcare Services, Inc.	1	-	-	-	-	46	-	-	46	867
Davis Miles, PLLC	1	-	-	-	-	-	-	36	36	854
(12) Vitera Healthcare Solutions, LLC	1	-	-	-	-	-	86	-	86	824
Bonneville International Corp.	1	-	-	-	-	-	-	31	31	790
(13) Weinberg, Wheeler	1	-	-	-	-	-	-	64	64	752
Jones Lang LaSalle Americas, Inc.	1	-	15	-	-	53	-	-	68	734
(14) MMI Management Services, LP	1	-	-	39	-	-	-	-	39	723
(15) Tennessee State Department of Finance	1	-	-	-	-	-	44	-	44	718
		124	72	377	346	729	285	695	2,628	$44,315
Total Rentable Square Footage (1)									8,431
Total Annualized Rental Revenue (1)									$103,741

(1)
All amounts are presented for core properties as discussed in Part I. Item 2. “Properties – Office Buildings.”  Annualized rental revenue represents the gross rental rate (including escalations) per square foot, multiplied by the number of square feet leased by the customer.  Annualized rent for customers in joint ventures is calculated based on our ownership interest.  However, leased square feet and total rentable square footage represents 100% of square feet leased and owned through direct ownership or through joint ventures.

(2)
Blue Cross Blue Shield of Georgia (Capital City Plaza in Atlanta) has the option to cancel 59,222 square feet either January 2016 or January 2018 with nine months written notice.  Additionally, the lease provides the option to cancel an additional 29,610 square feet in January 2018 with nine months written notice.

(3)	Honeywell (Honeywell Building in Houston) lease provides a cancellation option in December 2014 with 12 months notice.
(4)	Schlumberger Technology (Schlumberger Building in Houston) lease provides a cancellation option in June 2015 with 12 months notice.
(5)
Cox Enterprises (Peachtree Dunwoody Pavilion in Atlanta) has exercised its option to cancel 90,180 square feet effective June 2012.  The Company has received a $532,000 fee associated with this lease termination which will be recorded into income over the remaining term of the lease.  Additionally, the customer will continue to pay rent through the early termination date.

(6)
Bank of America's (Bank of America Plaza in Nashville) lease provides an option to cancel 123,710 square feet in October 2014 with 12 months notice.   Additionally, Bank of America (Bank of America Center in Orlando) has exercised its option to cancel 9,463 square feet in August 2012.  Parkway will receive a $43,000 lease termination fee prior to August 2012.

(7)
General Services Administration (Meridian Building in Atlanta) lease provides an option to cancel 16,778 square feet effective February of 2015 with 90 days written notice.  The GSA (Bank of America Center-Orlando) lease provides an option to cancel 12,341 square feet effective October 2013 with 120 days written notice.  An additional GSA lease at Bank of America Center - Orlando provides an option to cancel 34,182 square feet effective June 2018 with 120 days written notice.  The GSA (Carmel Crossing-Davie Building -Charlotte) lease provides an option to cancel 21,384 square feet effective September 2014 with 90 days written notice.

(8)	Helix Energy Solutions (400 North Belt in Houston) has the option to cancel with nine months written notice.
(9)	Lennar Homes (550 Greens Parkway in Houston) lease provides cancellation options in October 2014, October 2015 and October 2016, each with 12 months written notice.
(10)	Devry, Inc. (Mesa Corporate Center in Phoenix) lease provides a cancellation option in October 2016 with 12 months written notice.
(11)	United Healthcare Services, Inc. (Peachtree Dunwoody Pavilion in Atlanta) lease provides a cancellation option in April 2014 with nine months written notice.
(12)	Vitera Healthcare Solutions, LLC (Corporate Center Four at International Plaza in Tampa) lease provides a cancellation option in June 2016 with 12 months written notice.
(13)	Weinberg, Wheeler (3344 Peachtree in Atlanta) lease provides a cancellation option in June 2020 with 12 months written notice.
(14)	MMI Management Services, LP (400 Northbelt in Houston) lease provides an option to cancel 10,195 square feet with 30 days written notice.
(15)	Tennessee State Department of Finance (Bank of America Plaza in Nashville) lease provides a cancellation option in March 2013 with six months written notice.

Significant Properties

The Company did not have any properties whose book value at December 31, 2011 exceeded ten percent of total assets.

Non-Strategic Assets

The Company defines non-strategic assets as office and parking properties that management believes (i) are located in markets where the Company cannot achieve adequate critical mass or that do not exhibit attractive long-term growth characteristics, (ii) do not have compelling rent growth or cash flow potential, or (iii) additional capital investment would not produce acceptable returns.  Additionally, the Company has 12 acres of undeveloped land in New Orleans, Louisiana, and a small parcel of land in Jackson, Mississippi that are considered non-strategic assets.

As part of Parkway’s new strategic objective of being a leading owner of high-quality office assets in higher growth submarkets in the Sunbelt region of the United States, the Company is undergoing an active asset recycling program.  At December 31, 2011, the Company has classified $382.8 million in assets and $285.6 million in liabilities as held for sale.  These assets and liabilities relate to the following:

•
In December 2011, the Company completed the sale of its interest in nine assets owned by Fund I to its existing partner in the fund.  The nine properties totaled 2.0 million square feet in five markets, representing the majority of the Fund I assets.  Additionally, on March 1, 2012, the Company completed the sale of its interest in Renaissance Center, a 190,000 square foot office property located in Memphis, Tennessee.  The sale of the three remaining assets totaling 580,000 square feet in the Fund I portfolio is expected to close by the end of the first half of 2012.  In 2011, the Company recognized a total impairment loss of $105.4 million related to these properties, with $29.3 million representing Parkway’s proportionate share of the loss.

•
The Company is under contract for the sale of a non-core portfolio during the first quarter of 2012.  The non-core portfolio includes 15 assets totaling 2.0 million square feet in Jackson, Mississippi, Memphis, Tennessee, and Richmond, Virginia.  The Company recognized a total non-cash impairment loss of $57.2 million in the fourth quarter of 2011 related to this portfolio as well as a parcel of land in Jackson, Mississippi, and two remaining assets in Jackson, Mississippi and Memphis, Tennessee.  As of March 1, 2012, the Company had completed the sale of seven properties totaling 580,000 square feet.

•
In January 2012, the Company completed the sale of 111 East Wacker, a 1.0 million square foot office property located in Chicago, Illinois.  The Company recognized a total non-cash impairment loss of $19.1 million in 2011 related to this property.

•
In January 2012, Fund II completed the sale of Falls Pointe, a 107,000 square foot office property located in Atlanta, Georgia.  The Company expects to record a gain on the sale in the first quarter of 2012.

Additionally, the Company has 12 acres of undeveloped land in New Orleans, Louisiana, that is considered a non-strategic asset. A non-cash impairment loss of $500,000 was recorded during 2011 with the valuation of the 12 acres of land available for sale in New Orleans, Louisiana, with the remaining book basis of the land at $250,000.

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

ITEM 4.  Not Applicable

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock ($.001 par value) is listed and trades on the New York Stock Exchange under the symbol “PKY”.  The number of record holders of the Company’s common stock at January 1, 2012, was 2,145.

At March 1, 2012, the last reported sales price per common share on the New York Stock Exchange was $9.97.  The following table sets forth, for the periods indicated, the high and low last reported sales prices per share of the Company’s common stock and the per share cash distributions paid by Parkway during each quarter.

	Year Ended			Year Ended
	December 31, 2011			December 31, 2010
Quarter Ended	High	Low	Distributions	High	Low	Distributions
March 31	$18.29	$15.73	$0.075	$22.93	$16.35	$0.075
June 30	$18.36	$15.94	0.075	$20.73	$14.38	0.075
September 30	$18.23	$11.00	0.075	$16.83	$13.46	0.075
December 31	$13.49	$9.49	0.075	$18.54	$14.71	0.075
			$0.300			$0.300

Common stock distributions during 2011 and 2010 ($0.30 per share) were taxable as follows for federal income tax purposes:

	Year Ended
	December 31
	2011	2010
Ordinary income	$-	$0.23
Unrecaptured Section 1250 gain	-	0.06
Return of capital	0.30	0.01
	$0.30	$0.30

The following table shows the high and low Series D preferred share prices and per share distributions paid for each quarter of 2011 and 2010 reported by the New York Stock Exchange.

	Year Ended			Year Ended
	December 31, 2011			December 31, 2010
Quarter Ended	High	Low	Distributions	High	Low	Distributions
March 31	$24.94	$24.72	$0.50	$25.04	$21.77	$0.50
June 30	$25.44	$24.50	0.50	$25.00	$23.38	0.50
September 30	$25.30	$23.70	0.50	$25.75	$23.50	0.50
December 31	$25.00	$22.45	0.50	$25.81	$24.80	0.50
			$2.00			$2.00

At January 1, 2012, there were five holders of record of the Company's 5.4 million outstanding shares of Series D preferred stock.  Series D preferred stock distributions during 2011 and 2010 were taxable as follows for federal income tax purposes:

	Year Ended December 31
	2011	2010
Ordinary income	$-	$1.57
Unrecaptured Section 1250 gain	-	0.43
Return of capital	2.00	-
	$2.00	$2.00

On February 28, 2012, the Company issued 1.8 million in operating partnership units from Parkway Properties LP, to nine individuals in connection with earn-out and earn-up consideration as outlined in the Contribution Agreement, as amended, as it relates to the contribution of the Eola management company to Parkway.  These units are exchangeable, at the holders’ option, into an equal number of Parkway Properties, Inc. common stock.

Purchases of Equity Securities by the Issuer

			Total Number	Maximum Number
			of Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs

10/01/11 to 10/31/11	5,152(1)	$11.77	-	-
11/01/11 to 11/30/11	-	-	-	-
12/01/11 to 12/31/11	-	-	-	-
Total	5,152	$11.77	-	-

(1)
As permitted under the Company's equity compensation plan, these shares were withheld by the Company to satisfy tax withholding obligations for employees in connection with the vesting of stock.  Shares withheld for tax withholding obligations do not affect the total number of shares available for repurchase under any approved common stock repurchase plan.  At December 31, 2011, the Company did not have an authorized stock repurchase plan in place.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of this Annual Report on Form 10-K, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for certain information regarding the Company’s equity compensation plans.

Performance Graph

The following graph provides a comparison of cumulative stockholder returns for the period from December 31, 2006 through December 31, 2011 among Parkway, the Standard & Poor’s 500 Index (“S&P 500”) and the National Association of Real Estate Investment Trusts (“NAREIT”) Equity REIT Total Return Index (“NAREIT Equity”).  The stock performance graph assumes an investment of $100 in the shares of Parkway common stock and each index and the reinvestment of any dividends.  The historical information set forth below is not necessarily indicative of future performance.

The performance graph and related information shall not be deemed “soliciting material” or deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that the Company specifically incorporates it by reference into such filing.

Total Return Performance
Index Value
120
100
80
60
40
20
0
12/31/06
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
Parkway Properties, Inc.
NAREIT All Equity REIT
S&P 500

		Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Parkway Properties, Inc.	100.00	76.73	40.24	51.08	43.76	25.20
NAREIT All Equity REIT	100.00	84.31	52.50	67.20	85.98	93.10
S&P 500	100.00	105.49	66.46	84.05	96.71	98.76

Source : SNL Financial LC, Charlottesville, VA

ITEM 6.  Selected Financial Data.

	Year Ended 12/31/11	Year Ended 12/31/10	Year Ended 12/31/09	Year Ended 12/31/08	Year Ended 12/31/07
	(In thousands, except per share data)
Operating Data:
Revenues
Income from office and parking properties	$149,000	$95,190	$96,720	$99,103	$100,669
Management company income	16,896	1,652	1,870	1,936	1,604
Total revenues	165,896	96,842	98,590	101,039	102,273
Expenses
Property operating expenses	61,637	41,268	42,917	44,854	43,251
Depreciation and amortization	57,002	28,961	28,295	29,369	27,974
Impairment loss on real estate	6,420	-	8,817	2,542	-
Impairment loss on mortgage loan receivable	9,235	-	-	-	-
Change in fair value of contingent consideration	(13,000)	-	-	-	-
Management company expenses	13,337	2,756	1,987	1,527	890
General and administrative	18,805	15,318	14,305	18,338	14,620
Acquisition costs	17,219	846	-	-	-
Total expenses	170,655	89,149	96,321	96,630	86,735
Operating income (loss)	(4,759)	7,693	2,269	4,409	15,538
Other income and expense
Interest and other income	938	1,487	1,597	1,176	181
Equity in earnings of unconsolidated joint ventures	57	326	445	894	1,008
Gain on real estate, joint venture interests,
involuntary conversion and other assets	743	40	1,293	-	20,307
Interest expense	(31,612)	(20,271)	(19,158)	(24,875)	(26,080)
Income (loss) before income taxes	(34,633)	(10,725)	(13,554)	(18,396)	10,954
Income tax (expense) benefit	(56)	(2)	(3)	(2)	28
Income (loss) for continuing operations	(34,689)	(10,727)	(13,557)	(18,398)	10,982
Income (loss) from discontinued operations	(195,139)	(11,198)	(8,608)	(6,285)	5,536
Gain on sale of real estate from discontinued operations	17,825	8,518	-	22,588	-
Total discontinued operations	(177,314)	(2,680)	(8,608)	16,303	5,536
Net income (loss)	(212,003)	(13,407)	(22,165)	(2,095)	16,518
Noncontrolling interests	85,100	10,789	10,562	11,369	3,174
Net income (loss) for Parkway Properties, Inc.	(126,903)	(2,618)	(11,603)	9,274	19,692
Dividends on preferred stock	(10,052)	(6,325)	(4,800)	(4,800)	(4,800)
Net income (loss) attributable to common stockholders	$(136,955)	$(8,943)	$(16,403)	$4,474	$14,892

Amounts attributable to common stockholders:
Loss from continuing operations	$(38,710)	$(16,203)	$(18,434)	$(15,007)	$12,802
Discontinued operations	(98,245)	7,260	2,031	19,481	2,090
Net income (loss) attributable to common stockholders	$(136,955)	$(8,943)	$(16,403)	$4,474	$14,892

Net income (loss) per common share attributable to
Parkway Properties, Inc.
Basic:
Income (loss) from continuing operations attributable to
Parkway Properties, Inc.	$(1.80)	$(0.76)	$(0.96)	$(1.00)	$0.83
Discontinued operations	(4.57)	0.34	0.11	1.30	0.13
Net income (loss) attributable to Parkway Properties, Inc.	$(6.37)	$(0.42)	$(0.85)	$0.30	$0.96

Diluted:
Income (loss) from continuing operations attributable to
Parkway Properties, Inc.	$(1.80)	$(0.76)	$(0.96)	$(1.00)	$0.82
Discontinued operations	(4.57)	0.34	0.11	1.30	0.13
Net income (loss) attributable to Parkway Properties, Inc.	$(6.37)	$(0.42)	$(0.85)	$0.30	$0.95

Book value per common share (at end of year)	$11.03	$17.50	$18.32	$22.83	$25.09
Dividends per common share	$0.30	$0.30	$1.30	$2.275	$2.60
Weighted average shares outstanding:
Basic	21,497	21,421	19,304	15,023	15,482
Diluted	21,497	21,421	19,304	15,023	15,648
Balance Sheet Data:
Office and parking investments, net of depreciation	$921,937	$1,389,767	$1,401,890	$1,455,239	$1,314,602
Total assets	1,636,311	1,603,682	1,612,146	1,687,855	1,535,794
Notes payable to banks	132,322	110,839	100,000	185,940	212,349
Mortgage notes payable	498,012	773,535	852,700	869,581	714,501
Total liabilities	1,006,274	983,163	1,041,285	1,154,383	1,015,346
Preferred stock	128,942	102,787	57,976	57,976	57,976
Noncontrolling interests	258,428	134,017	116,715	127,224	80,540
Total stockholders’ equity attributable to Parkway
Properties, Inc.	371,609	486,502	454,145	406,248	439,908

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a self-administered REIT specializing in the ownership of quality office properties in higher growth submarkets in the Sunbelt region of the United States.  At March 1, 2012, Parkway owns or has an interest in a core portfolio of 34 office properties located in seven states with an aggregate of approximately 8.4 million square feet of leasable space.  At March 1, 2012, the Company owns or has an interest in 15 non-strategic properties totaling 2.7 million square feet.  Three of these properties represent Fund I properties in Atlanta totaling 580,000 square feet and the remaining 12 properties total 2.1 million square feet and represent non-strategic properties in Jackson, Memphis, Columbia and New Orleans.  Eleven properties totaling 1.9 million square feet and included in non-strategic properties, were classified as held for sale at December 31, 2011.  Part I. Item 2. “Properties – Office Buildings” includes a listing of core and non-strategic properties.  Fee-based real estate services are offered through wholly-owned subsidiaries of the Company, which in total manage and/or lease approximately 13.9 million square feet for third-party owners at March 1, 2012.  Unless otherwise indicated, all references to square feet represent net rentable area.

Occupancy.  Parkway’s revenues are dependent on the occupancy of its office buildings.  At January 1, 2012, occupancy of Parkway’s office portfolio was 83.9% compared to 84.4% at October 1, 2011 and 85.3% at January 1, 2011.  Adjusting January 1, 2012 occupancy to be reflective of core properties owned at March 1, 2012, occupancy of Parkway’s core portfolio would have been 86.9%.  Parkway currently projects an average annual occupancy range of 84.5% to 86.5% during 2012 for its office properties.  To combat rising vacancy, Parkway utilizes innovative approaches to produce new leases.  These include the Broker Bill of Rights, a short-form service agreement and customer advocacy programs which are models in the industry and have historically helped the Company maintain occupancy over time.

During the fourth quarter of 2011, 47 leases were renewed totaling 284,000 rentable square feet at an average rent per square foot of $23.88, representing a 3.0% rate decrease, and at an average cost of $3.70 per square foot per year of the lease term.  During the year ended December 31, 2011, 228 leases were renewed totaling 1.2 million rentable square feet at an average rent per square foot of $20.40, representing an 8.7% decrease, and at an average cost of $2.63 per square foot per year of the lease term.

During the fourth quarter of 2011, 16 expansion leases were signed totaling 81,000 rentable square feet at an average rent per square foot of $24.12 and at an average cost of $5.69 per square foot per year of the lease term.  During the year ended December 31, 2011, 64 expansion leases were signed totaling 229,000 rentable square feet at an average rent per square foot of $23.22 and at an average cost of $4.81 per square foot per year of the lease term.

During the fourth quarter of 2011, 31 new leases were signed totaling 161,000 rentable square feet at an average rent per square foot of $21.02 and at an average cost of $4.64 per square foot per year of the term.  During the year ended December 31, 2011, 154 new leases were signed totaling 978,000 rentable square feet at an average rent per square foot of $21.17 and at an average cost of $4.79 per square foot per year of the lease term.

Rental Rates.  An increase in vacancy rates in a market or at a specific property has the effect of reducing market rental rates and vice versa.  Parkway’s leases typically have three to seven year terms, though the Company does enter into leases with terms that are either shorter or longer than that typical range.  As leases expire, the Company seeks to replace the existing leases with new leases at the current market rental rate.  For Parkway’s core properties owned as of March 1, 2012, management estimates that it has approximately $0.72 per square foot in rental rate embedded loss in its office property leases.  Embedded loss is defined as the difference between the weighted average in-place cash rents including operating expense reimbursements and the weighted average estimated market rental rate.

Customer Retention.  Keeping existing customers is important as high customer retention leads to increased occupancy, less downtime between leases, and reduced leasing costs.  Parkway estimates that it costs five to six times more to replace an existing customer with a new one than to retain the existing customer.  In making this estimate, Parkway takes into account the sum of revenue lost during downtime on the space plus leasing costs, which typically rise as market vacancies increase.  Therefore, Parkway focuses a great amount of energy on customer retention.  Parkway's operating philosophy is based on the premise that it is in the customer retention business.  Parkway seeks to retain its customers by continually focusing on operations at its office properties.  The Company believes in providing superior customer service; hiring, training, retaining and empowering each employee; and creating an environment of open communication both internally and externally with customers and stockholders.  Over the past ten years, Parkway maintained an average 66% customer retention rate.  Parkway’s customer retention rate was 47.1% for the quarter ended December 31, 2011, as compared to 45.4% for the quarter ended September 30, 2011, and 68.3% for the quarter ended December 31, 2010. Customer retention for the years ended December 31, 2011 and 2010 was 51.2% and 67.8%, respectively. The decrease in the customer retention rate for the year ended December 31, 2011, was primarily attributable to the expiration of the 193,000 square foot AutoTrader.com lease at Peachtree Dunwoody Pavilion in Atlanta, the expiration of the 73,000 square foot Alta Mesa lease at 1401 Enclave in Houston, and the early termination of the 135,000 square foot Health Care Services Corporation lease at 111 East Wacker Drive in Chicago.

Business Objective and Operating Strategies

Our business objective is to maximize long-term stockholder value by generating sustainable cash flow growth and increasing the long-term value of our real estate assets.  We intend to achieve this objective by executing on the following business and growth strategies:

•
Create Value as the Leading Owner of Quality Assets in Core Submarkets. Our investment strategy is to pursue attractive returns by focusing primarily on owning high-quality office buildings and portfolios that are well-located and competitively positioned within central business district and urban infill locations within our core submarkets.   We also seek to pursue value-add investment opportunities on a limited basis, for example by acquiring under-leased assets at attractive purchase prices and increasing occupancy at those assets over time, to complement the balance of the core portfolio.  Further, we intend to pursue an efficient capital allocation strategy that maximizes the returns on our invested capital.  This may include selectively disposing of properties when we believe returns have been maximized and redeploying capital into acquisitions or other opportunities.

•
Maximize Cash Flow by Continuing to Enhance the Operating Performance of Each Property.  We provide property and asset management and leasing services to our portfolio, actively managing our properties and leveraging our customer relationships to improve operating performance, maximize long-term cash flow and enhance stockholder value.  By developing an ownership plan for each of our properties and then continually managing our properties to those plans throughout our ownership, we seek to attain a favorable customer retention rate by providing outstanding property management and customer service programs responsive to the varying needs of our diverse customer base.  We will also employ a judicious prioritization of capital projects to focus on projects that enhance the value of a property through increased rental rates, occupancy, service delivery, or enhanced reversion value.

•
Realize Leasing and Operational Efficiencies and Gain Local Advantage.  We expect to concentrate our real estate portfolio in submarkets where we believe that we can maximize market penetration by accumulating a critical mass of properties and thereby enhance operating efficiencies.  We believe that strengthening our local presence and leveraging our extensive market relationships will yield superior market information and service delivery and facilitate additional investment opportunities to create long-term stockholder value.

Joint Ventures and Partnerships

Management views investing in wholly-owned properties as the highest priority of our capital allocation, however the Company intends to selectively pursue joint ventures if we determine that such a structure will allow us to reduce anticipated risks related to a property or portfolio or to address unusual operational risks.  Under the terms of these joint ventures and partnerships, where applicable, Parkway will seek to manage all phases of the investment cycle including acquisition, financing, operations, leasing and dispositions.  The Company will receive fees for providing these services.

At December 31, 2011, Parkway had two partnerships structured as discretionary funds and one other joint venture partnership agreement.

Fund I, a $500.0 million discretionary fund, was formed on July 6, 2005 and was fully invested at February 15, 2008.  Fund I was structured such that OPERS would be  a 75% investor and Parkway  a 25% investor in the fund, with an original target capital structure of approximately $200.0 million of equity capital and $300.0 million of non-recourse, fixed-rate first mortgage debt.

On December 31, 2011, the Company completed the sale of its interest in nine assets in the Fund I portfolio to Ohio PERS.  The completed sale of Fund I assets included nine properties totaling approximately 2.0 million square feet in five markets, representing a majority of the Fund I assets.  Additionally, on March 1, 2012, the Company completed the sale of its interest in Renaissance Center, a 190,000 square foot office property located in Memphis, Tennessee.  The sale of the remaining three assets in the Fund I portfolio is expected to close during the first half of 2012, subject to obtaining necessary lender consents in connection with the existing mortgage loans and customary closing conditions.

Fund II, a $750.0 million discretionary fund, was formed on May 14, 2008 and was fully invested at February 10, 2012.  Fund II was structured such that TRST would be a 70% investor and Parkway a 30% investor in the fund, with an original target capital structure of approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt.  Fund II acquired 12 properties totaling 4.2 million square feet in Atlanta, Charlotte, Phoenix, Jacksonville, Orlando, Tampa and Philadelphia.

Parkway serves as the general partner of Fund II and provides asset management, property management, leasing and construction management services to the fund, for which it is paid market-based fees.  Cash will be distributed pro rata to each partner until a 9% annual cumulative preferred return is received and invested capital is returned.  Thereafter, 56% will be distributed to TRST and 44% to Parkway.  The term of Fund II will be seven years from the date the fund was fully invested, or until February 2019, with provisions to extend the term for two additional one-year periods at the discretion of Parkway.

Financial Condition

Comments are for the balance sheet dated December 31, 2011 as compared to the balance sheet dated December 31, 2010.

Office and Parking Properties.   In 2011, Parkway continued the execution of its strategy of operating and acquiring office properties as well as liquidating non-strategic assets that no longer meet the Company's investment criteria strategic objectives or that the Company has determined value will be maximized by selling.  During the year ended December 31, 2011, total assets increased $32.6 million or 2.0%.

Acquisitions and Improvements.  Parkway's investment in office and parking properties decreased $467.8 million net of depreciation to a carrying amount of $922 million at December 31, 2011 and consisted of 36 office and parking properties totaling 8.6 million square feet.  The primary reason for the decrease in office and parking properties relates to the net effect of building improvements and the purchase of nine office properties, offset by the sale of the majority of the Fund I assets as well as other non-strategic assets.  Assets held for sale totaled $382.8 million at December 31, 2011 and consisted of 21 office properties totaling 3.8 million square feet under contract for sale.

On February 4, 2011, the Company purchased its partner’s 50% interest in the Wink-Parkway Partnership (“Wink JV”) for $250,000.  The Wink JV was established for the purpose of owning the Wink Building, a 32,000 square foot office property in New Orleans, Louisiana.  Upon completing the purchase of its partner’s interest, Parkway now owns 100% of the Wink Building.

During the year ending December 31, 2011, Fund II purchased eight office properties as follows (in thousands):

		Parkway	Square	Date	Purchase
Office Property	Location	Ownership	Feet	Purchased	Price
Fund II Purchases:
3344 Peachtree	Atlanta, GA	33%	483	01/21/11	$167,250
245 Riverside	Jacksonville, FL	30%	135	03/31/11	18,500
Corporate Center Four at International Plaza	Tampa, FL	30%	250	04/08/11	45,000
Fund II Office Investments (1)	Various	(1)	2,083	05/18/11	316,500
Hayden Ferry Lakeside I	Phoenix, AZ	30%	203	06/30/11	39,400
			3,154		$586,650

(1)
On May 18, 2011, Fund II completed the closing of its purchase of four additional office properties for $316.5 million.  The four properties include Two Liberty Place in Philadelphia, Two Ravinia Drive in Atlanta, Bank of America Center in Orlando, and Cypress Center in Tampa.  The properties contain approximately 2.1 million square feet of office space.  An existing institutional investor in Two Liberty Place retained an 11% ownership in the property.  Parkway’s pro rata share of Two Liberty Place is 19% and Parkway’s partner in Fund II owns the remaining 70% interest.  Fund II acquired 100% of the remaining three assets, with Parkway’s ownership at 30%.

On May 18, 2011, the Company closed on the agreement with Eola Capital, LLC and related entities (“Eola”) in which Eola contributed its Property Management Company (the “Management Company”) to Parkway.  Eola’s principals contributed the Management Company to Parkway for initial consideration of $32.4 million in cash and contingent consideration of 1.8 million units of limited partnership interest in Parkway’s operating partnership (“OP Units”) to Eola’s principals through an earn-out and earn-up arrangement based on the achievement by the Management Company of certain targeted annual gross fee revenue for the balance of 2011 and 2012.  On December 30, 2011, Parkway and the former Eola principals amended certain post-closing provisions of the contribution agreement to provide, among other things, that if the Management Company achieved annual revenues in excess of the original 2011 target, all OP Units subject to the 2011 earn-out, the 2012 earn-out and the earn-up will be deemed earned and paid when the 2011 earn-out payment is made. Based on the Management Company revenue for 2011, the target was achieved and all OP Units were earned and issued to Eola’s principals on February 28, 2012. All OP Units are redeemable for cash or, at Parkway’s option, shares of Parkway common stock on a one-for-one basis. The Management Company was contributed to a wholly-owned taxable REIT subsidiary and therefore, the Company began incurring income tax expenses upon closing of the agreement. The Management Company currently manages assets totaling approximately 11.4 million square feet and produces annual gross fee revenue of approximately $21.0 million. Parkway funded the cash consideration for the Management Company contribution with operating cash flow, proceeds from the disposition of office properties, proceeds from equity issuance and amounts available under the Company’s senior unsecured revolving credit facility.

On January 11, 2012, Fund II purchased The Pointe, a 252,000 square foot Class A office building in the Westshore submarket of Tampa, Florida.  The gross purchase price for The Pointe was $46.9 million and Parkway’s ownership share is 30%.  Parkway's equity contribution of $7.0 million was funded through availability under the Company’s senior unsecured revolving credit facility.

On February 10, 2012, Fund II purchased Hayden Ferry Lakeside II (“Hayden Ferry II”), a 300,000 square foot Class A+ office building located in the Tempe submarket of Phoenix and directly adjacent to Hayden Ferry Lakeside I (“Hayden Ferry I”) purchased by Fund II in the second quarter of 2011.  The gross purchase price was $86.0 million and Parkway’s ownership share is 30%.  Simultaneous with the purchase, Fund II closed a $50.0 million first mortgage with a maturity date of July 2018.  The mortgage has an initial fixed interest rate of 5.0%, which is scheduled to decline in stated increments over the first four years of the term, with the decline in the fourth year of the term subject to achieving a defined debt yield hurdle, at which time the rate will remain fixed through maturity.  The mortgage loan secured by Hayden Ferry I has been amended such that it is now cross-collateralized and cross-defaulted and is coterminous with the mortgage loan secured by Hayden Ferry II.  Parkway’s equity contribution of $10.8 million was funded through availability under the Company's senior unsecured revolving credit facility.  This investment in Hayden Ferry II completes the total investment of Fund II.

During the year ending December 31, 2011, the Company capitalized building improvements of $41.8 million and recorded depreciation expense of $76.5 million related to its office and parking properties.

Dispositions

During the year ended December 31, 2011, Parkway sold 15 office properties as follows (in thousands):

				Gross
		Square	Date of	Sales		Impairment
Office Property	Location	Feet	Sale	Price	Gain	Loss
233 North Michigan (1)	Chicago, IL	1,070	05/11/11	$162,200	$4,292	$-
Maitland 200 (2)	Orlando, FL	204	07/06/11	23,000	743	-
Greenbrier I & II (1)	Hampton Roads, VA	172	07/19/11	16,700	1,205	-
Glen Forest (1)	Richmond, VA	81	08/16/11	9,300	1,070	-
Tower at 1301 Gervais (1)	Columbia, SC	298	09/08/11	19,500	-	(2,667)
Wells Fargo (1)(3)	Houston, TX	134	12/09/11	-	-	(11,561)
Fund I Assets (1)(4)	Various	1,956	12/31/11	257,400	11,258	(68,513)
		3,915		$488,100	$18,568	$(82,741)

(1)	In accordance with GAAP, the gain on sale of real estate, if any, and all current and prior period income from this property has been classified as discontinued operations.
(2)	Parkway owned a 20% interest in Maitland 200. Parkway’s proportionate share of the total sales price is $4.6 million.
(3)
During the fourth quarter of 2011, Parkway conveyed a deed in lieu of foreclosure on the Wells Fargo building.  In association with the deed in lieu of foreclosure, the Company recognized an $8.6 million non-cash gain associated with the forgiveness of the mortgage loan secured by the property.  Additionally, during the year ended December 31, 2011, the Company recorded a total non-cash impairment loss of $11.6 million.

(4)
During the fourth quarter of 2011, the Company sold nine office properties totaling approximately 2.0 million square feet in Phoenix, Arizona; Orlando, Florida; Jacksonville, Florida; Chicago, Illinois; and Houston, Texas, representing a majority of the Fund I assets.  In connection with the completed sale of these nine assets the Company recorded an $11.3 million gain on sale of the real estate from discontinued operations, of which $3.2 million was Parkway’s share.  Additionally, in anticipation of selling the Fund I assets, the Company recorded non-cash impairment losses during the year ended December 31, 2011, of $105.4 million, of which $29.3 million was Parkway’s share.  At December 31, 2011, the remaining Fund I assets were classified as held for sale and all income and expenses were classified as discontinued.

(5)
operations for all current and prior periods presented.    On March 1, 2012, the Company completed the sale of its interest in Renaissance Center, a 190,000 square foot office property located in Memphis, Tennessee.  The sale of the remaining three assets in the Fund I portfolio is expected to close during the first half of 2012, subject to obtaining necessary lender consents in connection with the existing mortgage loans and customary closing conditions.

The Company is under contract to sell a non-core portfolio of 15 assets (the “Non-Core Portfolio”) in Jackson, Memphis and Richmond for a gross sale price of $147.5 million.  The sale is expected to close by the end of the first quarter of 2012, subject to the buyer’s successful assumption of certain existing mortgage loans and customary closing conditions.  As of March 1, 2012, the Company had completed the sale of seven properties totaling 580,000 square feet.

The Company recognized a total non-cash impairment loss of approximately $57.2 million in the fourth quarter of 2011 related to the Non-Core Portfolio as well as a parcel of land in Jackson and two remaining assets in Jackson and Memphis; however, this is only an estimate and could change based primarily upon the ultimate timing of the sale.  Additionally, the Company recorded a non-cash charge to interest expense in discontinued operations of $2.3 million in the fourth quarter of 2011 related to the termination of a cash flow hedging relationship and the unwinding of an interest rate swap associated with one of the non-core assets.   At December 31, 2011, the Non-Core Portfolio was classified as held for sale and all income and expenses classified as discontinued operations for all current and prior periods presented.

  On January 6, 2012, Fund II completed the sale of Falls Pointe, a 107,000 square foot office property located in the Central Perimeter submarket of Atlanta for a gross sale price of $6.0 million and Parkway’s ownership share was 30%.  In connection with the sale, the Company expects to record a gain on the sale from discontinued operations in the first quarter of 2012 of approximately $1.3 million, of which approximately $400,000 is Parkway’s share.  The property was unencumbered with debt at the time of the sale, and Fund II received approximately $4.3 million in net proceeds at closing, of which approximately $1.3 million was Parkway’s share.  At December 31, 2011, this property was classified as held for sale and all income and expenses were classified as discontinued operations for all current and prior periods presented.

On January 9, 2012, the Company completed the sale of 111 East Wacker, a 1.0 million square foot office property located in the central business district of Chicago for a gross sale price of $150.6 million.  The buyer assumed the existing $147.9 million non-recourse mortgage loan secured by the property.  As a result of the property being classified as held for sale at December 31, 2011, the Company recorded a non-cash impairment loss in discontinued operations in 2011 totaling $19.1 million.  Parkway received approximately $2.8 million in net proceeds at closing, which were used to reduce amounts outstanding under the Company's senior unsecured revolving credit facility.  At December 31, 2011, this property was classified as held for sale and all income and expenses were classified as discontinued operations for all current and prior periods presented.

Land Available for Sale.  Land available for sale includes 12 acres of land in New Orleans, Louisiana and decreased $500,000 to a carrying value of $250,000.  The decrease is related to a non-cash impairment loss recorded in the fourth quarter of 2011 in connection with the valuation of the land based on a change in the estimated fair value.

Mortgage Loans.  Parkway’s investment in mortgage loans decreased $8.8 million or 85.5% for the year ended December 31, 2011 and is primarily due to a non-cash impairment loss recorded on a mortgage loan of $9.2 million in connection with the B participation piece of a first mortgage secured by an 844,000 square foot office property in Dallas, Texas known as 2100 Ross.  The borrower is currently in default on the first mortgage and based on current information, the Company does not believe it will recover its investment in the loan.  Therefore, Parkway wrote off its investment in the mortgage loan during the third quarter of 2011.  The Company’s original cash investment in the loan was $6.9 million and was purchased in November 2007.

Receivables and Other Assets. For the year ended December 31, 2011, rents receivable and other assets decreased $23.1 million or 17.4%. The primary reason for the decrease in receivables and other assets relates the reclassification of certain assets to assets held for sale, completed dispositions in 2011, offset by the increase in lease costs related to the purchase price allocation of eight office properties.

Intangible Assets, Net.  For the year ended December 31, 2011, intangible assets net of related amortization increased $45.0 million or 88.9% and was primarily due to the purchase of eight office properties and $26.2 million of goodwill recorded in connection with the Eola combination, offset by the sale of the majority of the Fund I assets and other 2011 dispositions as well as the reclassification of certain assets to assets held for sale.

Management Contracts, Net.  For the year ended December 31, 2011, management contracts increased $49.6 million due to the Eola combination.

During the second quarter of 2011, as part of the Company’s combination with Eola, Parkway purchased the management contracts associated with Eola’s property management business.  At the purchase date, the contracts were valued at $51.8 million.  During the year ended December 31, 2011, the Company recorded amortization expense of $2.2 million on the management contracts.

Cash and Cash Equivalents.  Cash and cash equivalents increased $55.5 million or 282.2% for the year ended December 31, 2011 and is primarily due to equity contributions from Fund II’s limited partners for the purchase of office properties which closed during the first quarter of 2012.  Parkway’s proportionate share of cash and cash equivalents at December 31, 2011 and December 31, 2010 was $25.8 million and $9.7 million, respectively.

Accounts Payable and Other Liabilities.  For the year ended December 31, 2011, accounts payable and other liabilities decreased $8.4 million or 8.6% and is primarily due to the properties sold in 2011 or classified to held for sale in 2011, offset by the recognition of a liability for deferred taxes in the amount of $14.3 million and contingent consideration of $18.0 million, both in connection with the purchase of the Eola management company.

Assets Held for Sale and Liabilities Related to Assets Held for Sale.  For the year ended December 31, 2011, assets held for sale increased to $382.8 million and liabilities related to assets held for sale increased to $285.6 million.  For a complete discussion of assets and related liabilities held for sale, please reference “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Discontinued Operations.”

Notes Payable to Banks.  Notes payable to banks increased $21.5 million or 19.4% for the year ended December 31, 2011.  At December 31, 2011, notes payable to banks totaled $132.3 million and the increase is primarily attributable to advances on the Company's senior unsecured revolving credit facility to make investments in and improvements to office properties, offset by proceeds received from the sale of office properties during the year.

On January 31, 2011, the Company closed a new $190.0 million senior unsecured revolving credit facility and a new $10.0 million unsecured working capital revolving credit facility. These credit facilities have an initial term of three years and replaced an existing unsecured revolving credit facility, term loan and working capital facility that were scheduled to mature on April 27, 2011. The Company had a $100.0 million interest rate swap associated with the credit facilities that expired March 31, 2011, and locked LIBOR at 3.635%. Wells Fargo Securities and JP Morgan Securities LLC acted as Joint Lead Arrangers and Joint Book Runners on the new senior unsecured revolving credit facility. In addition, Wells Fargo Bank, N.A. acted as Administration Agent and JPMorgan Chase Bank, N.A. acted as Syndication Agent. Other participating lenders include PNC Bank, N.A., Bank of America, N.A., US Bank, N.A., Trustmark National Bank, and BancorpSouth Bank. The working capital revolving credit facility was provided solely by PNC Bank, N.A.  On September 20, 2011, the Company entered into an amendment to the revolving credit facility that reduced the tangible net worth requirement and adjusted the definition of Funds from Operation (“FFO”) under the revolving credit facility.

Mortgage Notes Payable. During the year ended December 31, 2011, mortgage notes payable decreased $21.1 million or 2.7% (including mortgage notes payable included in liabilities held for sale) as a result of the following (in thousands):

Increase
(Decrease)

Placement of mortgage debt on Fund II properties	$222,013
Assumption of mortgage debt on 3344 Peachtree	87,225
Principal paid on early extinguishment of debt	(95,037)
Transfer of mortgage to purchaser of Fund I properties	(215,285)
Forgiveness of mortgage debt on Wells Fargo	(8,507)
Scheduled principal payments	(11,531)
$(21,122)

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

On February 18, 2011, Fund II obtained a $10.0 million mortgage non-recourse loan secured by Carmel Crossing, a 326,000 square foot office complex in Charlotte, North Carolina.  The mortgage loan has a fixed rate of 5.5% and a term of nine years.

On March 31, 2011, Fund II obtained a $9.3 million non-recourse mortgage loan secured by 245 Riverside, a 135,000 square foot office property in Jacksonville, Florida.  The mortgage has a stated rate of LIBOR plus 200 basis points, an initial 36 month interest only period and a maturity of March 31, 2019.  In connection with this mortgage, Fund II entered into an interest rate swap that fixes the interest rate at 5.3% through September 30, 2018.

On April 8, 2011, Fund II obtained a $22.5 million non-recourse mortgage loan secured by Corporate Center Four, a 250,000 square foot office property in Tampa, Florida.  The mortgage has a stated rate of LIBOR plus 200 basis points, an initial 36 month interest only period and a maturity of April 8, 2019.  In connection with this mortgage, Fund II entered into an interest rate swap that fixes the interest rate at 5.4% through October 8, 2018.

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

Upon its maturity on June 1, 2011, the Company elected not to repay an $8.5 million non-recourse mortgage loan secured by the Wells Fargo Building, a 136,000 square foot office building in Houston.  This mortgage loan had a fixed interest rate of 4.4%.  A third-party buyer purchased the mortgage and accepted a deed in lieu of foreclosure on the property on December 9, 2011.  The Company recognized a total non-cash impairment loss of $11.6 million in discontinued operations during the year ended December 31, 2011, and recorded a gain on the forgiveness of debt in discontinued operations of $8.6 million.

On July 25, 2011, Fund II obtained a $22.0 million non-recourse mortgage loan secured by Hayden Ferry I, a 203,000 square foot office property located in the Tempe submarket of Phoenix, Arizona.  The mortgage loan has a stated rate of LIBOR plus 200 basis points, an initial 36 month interest only period, and a maturity date of July 25, 2018.  In connection with this mortgage, Fund II entered into an interest rate swap that fixes the interest rate at 4.5% through January 25, 2018.  During the first quarter of 2012, the mortgage loan secured by Hayden Ferry I was amended such that it is now cross-collateralized, cross-defaulted and coterminous with the mortgage loan secured by Hayden Ferry II.

In connection with the sale of the nine Fund I assets, the buyer assumed a total of $215.3 million in non-recourse mortgage loans, of which $63.2 million was Parkway’s share, with a weighted average interest rate of 5.6%.  On March 1, 2012, in connection with the sale of Renaissance Center, the buyer assumed the $15.6 million non-recourse mortgage loan, of which $3.9 million was Parkway’s share.  The remaining three assets in the Fund I portfolio have a total of $61.3 million in non-recourse mortgage loans, of which $15.3 million is Parkway’s share, which will be assumed by the buyer upon closing during the first half of 2012.

On January 9, 2012, the Company completed the sale of 111 East Wacker, a 1.0 million square foot office property located in the central business district of Chicago.  In connection with the sale, the buyer assumed the existing $147.9 million non-recourse mortgage loan secured by the property.  The loan was scheduled to mature on July 11, 2016 and carried a fixed interest rate of 6.3%.

On January 11, 2012, Fund II obtained a $23.5 million non-recourse mortgage loan secured by The Pointe, a 252,000 square foot Class A office property in the Westshore submarket of Tampa, Florida. This new mortgage loan matures in February 2019, has a fixed interest rate of 4.0%, and is interest only for the first 42 months of the term.

On February 10, 2012, Fund II obtained a $50.0 million non-recourse mortgage loan secured by Hayden Ferry II, a 300,000 square foot class A+ office property located in the Tempe submarket of Phoenix, Arizona, which matures in July 2018.  The mortgage loan has an initial fixed interest rate of LIBOR plus 350 basis points, which is scheduled to decline in stated increments over the first four years of the term, with the decline in the fourth year of the term subject to achieving a defined debt yield hurdle, at which time the rate will remain fixed through maturity.  In connection with this mortgage loan, Fund II entered into an interest rate swap that fixes the interest rate at 5.0% through January 25, 2018.  The mortgage loan is cross-collateralized, cross-defaulted and coterminous with the mortgage loan secured by Hayden Ferry I.

The Company expects to continue seeking primarily fixed rate, non-recourse mortgage financing with maturities from five to ten years typically amortizing over 25 to 30 years on select office building investments as additional capital is needed.  The Company monitors a number of leverage and other financial metrics defined in the loan agreements for the Company’s senior unsecured revolving credit facility and working capital unsecured credit facility, which include but are not limited to the Company’s total debt to total asset value.  In addition, the Company monitors interest, fixed charge and modified fixed charge coverage ratios as well the net debt to EBITDA multiple. The interest coverage ratio is computed by comparing the cash interest accrued to EBITDA.  The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA.  The modified fixed charge coverage ratio is computed by comparing cash interest accrued and preferred dividends paid to EBITDA.  The net debt to EBITDA multiple is computed by comparing Parkway’s share of net debt to EBITDA computed for a trailing 12-month period and adjusted pro forma for any completed investment activity.  Management believes all of the leverage and other financial metrics it monitors, including those discussed above, provide useful information on total debt levels as well as the Company’s ability to cover interest, principal and/or preferred dividend payments.  The Company plans to maintain over time a net debt to EBITDA multiple of 5.5 to 6.5 times.

Preferred Stock.  On May 18, 2011, the Company issued approximately 1.0 million additional shares of its 8.0% Series D Cumulative Redeemable Preferred Stock to an institutional investor at a price of $25.00 per share, equating to a yield of 8.0%.  The Series D Preferred Stock has a $25.00 liquidation value per share and is redeemable at the option of the Company at any time upon proper notice.  The Company used the net proceeds of approximately $26.2 million to fund the combination with Eola and the Company’s share of equity contributions to purchase Fund II office properties.  A total of 5.4 million shares of Series D Preferred Stock were outstanding at December 31, 2011, with a liquidation value of $135.5 million.

Shelf Registration Statement.  The Company has a universal shelf registration statement on Form S-3 (No. 333-178001) that was declared effective by the Securities and Exchange Commission on December 5, 2011.  The Company may offer an indeterminate number or amount, as the case may be, of (i) shares of common stock, par value $0.001 per share; (ii) shares of preferred stock, par value $0.001 per share; and (iii) warrants to purchase preferred stock or common stock, all of which may be issued from time to time on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended, at an aggregate public offering price not to exceed $500 million.  As of March 1, 2012, the Company had $500 million of securities available for issuance under the registration statement.

The Company also has a registration statement on Form S-3 (No. 333-178003) that was declared effective by the Securities and Exchange Commission on February 28, 2012.  The Company may issue up to 1.8 million shares of common stock, par value $0.001 per share, to certain holders of common units of limited partnership interests in Parkway Properties LP ("PPLP"), a Delaware limited partnership. The

Company’s indirect, controlled subsidiary is the general partner of PPLP. Pursuant to the Partnership Agreement for PPLP, theCompany may elect to deliver shares to common unit holders who wish to have their common units redeemed.  As of March 1, 2012, the Company had 1.8 million shares of common stock available for issuance under the registration statement.

The reconciliation of net loss for Parkway Properties, Inc. to EBITDA and the computation of the Company’s proportionate share of the interest, fixed charge, modified fixed charge coverage ratios, as well as the net debt to EBITDA multiple is as follows for the year ended December 31, 2011 and 2010 (in thousands):

	Year Ended
	December 31
	2011	2010
Net loss for Parkway Properties, Inc.	$(126,903)	$(2,618)

Adjustments to loss for Parkway Properties, Inc.:
Interest expense	59,565	53,062
Amortization of loan costs	2,144	1,713
Non-cash charge for interest rate swap	2,338	-
(Gain) loss on early extinguishment of debt	(7,937)	189
Acquisition costs	15,447	266
Depreciation and amortization	111,150	92,311
Amortization of share-based compensation	1,341	1,319
Gain on sale of real estate (Parkway’s share)	(10,510)	(8,518)
Non-cash loss (Parkway’s share)	129,481	4,080
Change in fair value of contingent consideration	(13,000)	-
Tax expense	56	2
EBITDA adjustments – unconsolidated joint ventures	375	488
EBITDA adjustments – noncontrolling interest in real estate partnerships	(57,359)	(29,939)

EBITDA (1)	$106,188	$112,355

Interest coverage ratio:
EBITDA	$106,188	$112,355
Interest expense:
Interest expense	$59,565	$53,062
Interest expense - unconsolidated joint ventures	143	145
Interest expense - noncontrolling interest in real estate partnerships	(20,145)	(12,000)
Total interest expense	$39,563	$41,207
Interest coverage ratio	2.68	2.73

Fixed charge coverage ratio:
EBITDA	$106,188	$112,355
Fixed charges:
Interest expense	$39,563	$41,207
Preferred dividends	10,052	6,325
Principal payments (excluding early extinguishment of debt)	11,531	14,222
Principal payments - unconsolidated joint ventures	35	33
Principal payments - noncontrolling interest in real estate partnerships	(2,761)	(1,056)
Total fixed charges	$58,420	$60,731
Fixed charge coverage ratio	1.82	1.85

Modified fixed charge coverage ratio:
EBITDA	$106,188	$112,355
Modified fixed charges:
Interest expense	$39,563	$41,207
Preferred dividends	10,052	6,325
Total modified fixed charges	$49,615	$47,532
Modified fixed charge coverage ratio	2.14	2.36

Net Debt to EBITDA multiple:
EBITDA – adjusted trailing 12 months	$107,295	$112,355
Parkway’s share of total debt:
Mortgage notes payable	$498,012	$773,535
Mortgage notes payable – held for sale	254,401	-
Notes payable to banks	132,322	110,839
Adjustments for unconsolidated joint ventures	2,440	2,474
Adjustments for noncontrolling interest in real estate partnerships	(280,739)	(211,836)
Parkway’s share of total debt	606,436	675,012
Less: Parkway’s share of cash	(25,848)	(9,652)
Parkway’s share of net debt	$580,588	$665,360
Net Debt to EBITDA multiple	5.4	5.9

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

Parkway views EBITDA primarily as a liquidity measure and, as such, the GAAP financial measure most directly comparable to it is cash flows provided by operating activities.  Because EBITDA is not a measure of financial performance calculated in accordance with GAAP, it should not be considered in isolation or as a substitute for operating income, net income, or cash flows provided by operating, investing and financing activities prepared in accordance with GAAP.  The following table reconciles cash flows provided by operating activities to EBITDA for the years ended December 31, 2011 and 2010 (in thousands):

	Year Ended
	December 31
	2011	2010

Cash flows provided by operating activities	$35,527	$68,059

Amortization of (above) below market leases	(1,090)	566
Amortization of mortgage loan discount	400	710
Interest rate swap adjustment	2,338	-
Operating distributions from unconsolidated joint ventures	(507)	-
Interest expense	59,565	53,062
Net loss on early extinguishment of debt	664	189
Tax expense – current	486	2
Acquisition costs	15,447	266
Change in deferred leasing costs	16,947	13,425
Change in receivables and other assets	19,737	4,194
Change in accounts payable and other liabilities	(3,443)	(9,782)
Adjustments for noncontrolling interests	(40,315)	(19,150)
Adjustments for unconsolidated joint ventures	432	814
EBITDA	$106,188	$112,355

Equity.  Total equity increased $9.5 million or 1.5% during the year ended December 31, 2011 as a result of the following (in thousands):

Increase (Decrease)
Net loss attributable to Parkway Properties, Inc.	$(126,903)
Net loss attributable to noncontrolling interest	(85,100)
Net loss	(212,003)
Change in market value of interest rate swaps	(8,131)
Comprehensive loss	(220,134)
Common stock dividends declared	(6,574)
Preferred stock dividends declared	(10,052)
Share-based compensation	1,341
Issuance of preferred stock	26,155
Shares issued in lieu of Director’s Fees	198
Shares purchased to satisfy tax withholding obligation on vesting of restricted stock
and deferred incentive share units	(397)
Net shares distributed from deferred compensation plan	1,676
Contribution of capital by noncontrolling interest	287,501
Distribution of capital to noncontrolling interest	(43,546)
Sale of noncontrolling interest in Parkway Properties Office Fund, L.P.	(26,650)
$9,518

Results of Operations

Comments are for the year ended December 31, 2011 compared to the year ended December 31, 2010.

Net loss attributable to common stockholders for the years ended December 31, 2011 and 2010 was $137.0 million ($6.37 per basic common share) and $8.9 million ($0.42 per basic common share), respectively.  The primary reason for the increase in net loss attributable to common stockholders for the year ended December 31, 2011 as compared to the same period for 2010 is an increase in asset disposition activity in 2011, which resulted in an increase in the loss from discontinued operations attributable to common stockholders of $105.5 million.  Included in the loss from discontinued operations are impairment losses totaling $189.9 million offset by loss attributable to noncontrolling interests of $79.1 million.  The change in loss from discontinued operations as well as other variances for income and expense items that comprise net loss attributable to common stockholders is discussed in detail below.

Office and Parking Properties. The analysis below includes changes attributable to same-store properties and dispositions of office properties. Same-store properties are consolidated properties that the Company owned for the current and prior year reporting periods, excluding properties classified as discontinued operations.  During the year ended December 31, 2011, the Company classified as discontinued operations 14 assets sold in 2011 totaling 3.7 million square feet and 21 assets that were held for sale at December 31, 2011 totaling 3.8 million square feet.  At December 31, 2011, same-store properties consisted of 27 properties comprising 5.3 million square feet.

The following table represents revenue from office and parking properties for the years ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31
			Increase	%
	2011	2010	(Decrease)	Change
Revenue from office and parking properties:
Same-store properties	$89,680	$94,826	$(5,146)	-5.4%
Properties acquired	59,320	364	58,956	N/M*
Total revenue from office and
parking properties	$149,000	$95,190	$53,810	56.5%

*N/M – Not meaningful

Revenue from office and parking properties for same-store properties decreased $5.1 million or 5.4% for the year ended December 31, 2011, compared to the same period for 2010.  The primary reason for the decrease is due to a decrease in average same-store occupancy for the year ended December 31, 2011 compared to the same period for 2010.  Average same-store occupancy decreased 460 basis points for the year ended December 31, 2011, compared to the same period of 2010.

The following table represents property operating expenses for the years ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31
			Increase	%
	2011	2010	(Decrease)	Change
Expense from office and parking properties:
Same-store properties	$39,269	$40,984	$(1,715)	-4.2%
Properties acquired	22,368	284	22,084	N/M*
Total expense from office and
parking properties	$61,637	$41,268	$20,369	49.4%

*N/M – Not meaningful

Property operating expenses for same-store properties decreased $1.7 million or 4.2% for the year ended December 31, 2011, compared to the same period of 2010. The primary reason for the decrease is due to decreased ad valorem taxes, personnel, and contract services expense.

Depreciation and amortization expense attributable to office and parking properties increased $28.0 million for the year ended December 31, 2011 compared to the same period for 2010.  The primary reason for the increase is the purchase of additional interests in office properties during 2010 and nine office properties during 2011.

Impairment Loss on Real Estate.  The Company recorded total impairment losses on real estate from continuing operations of $6.4 million and discontinued operations of $189.9 million, for a total of $196.3 million for the year ended December 31, 2011.  Parkway’s proportionate share of total impairment losses on real estate from continuing operations was $6.4 million and discontinued operations of $113.8 million, for a total of $120.2 million for the year ended December 31, 2011.  Impairment losses on real estate in continuing operations are comprised of the $5.9 million loss in connection with two remaining assets in Jackson, Mississippi and Memphis, Tennessee, and a $500,000 loss on non-depreciable land in New Orleans, Louisiana.  Impairment losses on real estate in discontinued operations are comprised of the $105.4 million loss (Parkway’s share $29.3 million) in connection with sale of Parkway’s interests in the Fund I office portfolio, a $51.2 million loss in connection with the sale of non-core assets and a parcel of land in Jackson, Mississippi; Memphis, Tennessee; and Richmond, Virginia, a $19.1 million loss in connection with the sale of 111 East Wacker in Chicago, Illinois, a $11.6 million loss in connection with the Wells Fargo Building office property in Houston, Texas, all of which were classified as held for sale at December 31, 2011, and a $2.7 million loss in connection with the sale of Tower at 1301 Gervais in Columbia, South Carolina.

Impairment Loss on Mortgage Loan Receivable.  During the year ended December 31, 2011, the Company recorded a non-cash impairment loss on a mortgage loan of $9.2 million in connection with the B participation piece of a first mortgage secured by an 844,000 square foot office property in Dallas, Texas known as 2100 Ross.  The borrower is currently in default on the first mortgage and based on current information, the Company does not believe it will recover its investment in the loan.  Therefore, Parkway has written off its investment in the mortgage loan.  The Company’s original cash investment in the loan was $6.9 million and was purchased in November 2007.

Change in Fair Value of Contingent Consideration.  On May 18, 2011, the Company closed on the agreement with Eola in which Eola contributed its Property Management Company to Parkway.  Eola’s principals contributed the Management Company to Parkway for initial consideration of $32.4 million in cash and contingent consideration of 1.8 million units of limited partnership interest in Parkway’s operating partnership (“OP Units”) to Eola’s principals through an earn-out and earn-up arrangement based on the achievement by the Management Company of certain targeted annual gross fee revenue for the balance of 2011 and 2012.  The initial value of the OP Units was $31.0 million based on Parkway’s stock price on the date of purchase.  However, due to the decline in Parkway’s stock price during the year, the value of the contingent consideration was reduced to $18.0 million, resulting in a change in fair value of the contingent consideration of $13.0 million.  On December 30, 2011, Parkway and the former Eola principals amended certain post-closing provisions of the contribution agreement to provide, among other things, that if the Management Company achieved annual revenues in excess of the original 2011 target, all OP Units subject to the 2011 earn-out, the 2012 earn-out and the earn-up will be deemed earned and paid when the 2011 earn-out payment is made.  Based on the Management Company revenue for 2011, the target was achieved and all OP Units were earned and issued to Eola’s principals on February 28, 2012.  All OP Units are redeemable for cash or, at Parkway’s option, shares of Parkway common stock on a one-for-one basis.

Management Company Income and Expenses.  Management company income increased $15.2 million and management company expenses increased $10.6 million during the year ended December 31, 2011 and is primarily a result of the purchase of the Eola Management Company in May 2011.

Acquisition Costs.  During the year ended December 31, 2011, the Company incurred $17.2 million in acquisition costs related to the contribution of Eola’s management company to Parkway that closed during the second quarter of 2011 and the purchase of eight Fund II office properties.  Parkway’s proportionate share of acquisition costs for the year ended December 31, 2011 was $15.4 million.

Share-Based and Long-Term Compensation Expense. Compensation expense related to restricted shares and deferred incentive share units of $1.3 million was recognized for the years ended December 31, 2011 and 2010.  Total compensation expense related to nonvested awards not yet recognized was $2.6 million at December 31, 2011. The weighted average period over which the expense is expected to be recognized is approximately 2.2 years.

On January 14, 2011, the Board of Directors approved 55,623 long-term equity incentive awards to officers of the Company.  The long-term equity incentive awards are valued at $736,000 which equates to an average price per share of $13.23 and consist of 25,620 time-based awards, 16,883 market condition awards subject to an absolute total return goal, and 13,120 market condition awards subject to a relative total return goal.  These shares are accounted for as equity-classified awards.

On May 12, 2011, the Company’s Board of Directors, upon the recommendation of the Compensation Committee, approved the Parkway Properties, Inc. 2011 Employee Inducement Award Plan (the “2011 Inducement Plan”).  The 2011 Inducement Plan is substantively similar to the Company’s 2010 Omnibus Equity Incentive Plan, approved by the Company’s stockholders on May 13, 2010, however the potential awards under the 2011 Inducement Plan are limited to shares of restricted stock and restricted share units to new employees of the Company as a result of the Company’s combination with Eola. Under the 2011 Inducement Plan, the Board of Directors approved the grant of up to 149,573 restricted shares and/or deferred incentive share units to employees and directors of the Company in connection with the combination with Eola. The Plan shall continue in effect until the earlier of (a) its termination by the Board or (b) the date on which all of the shares of Stock available for issuance under the Plan have been issued; provided that awards outstanding on that date shall survive in accordance with their terms.

On May 18, 2011, 63,241 long-term equity incentive awards were granted to new officers of the Company under the 2011 Inducement Plan.  The long-term equity incentive awards are valued at $577,000 which equates to an average price per share of $9.12 and consist of 11,384 time-based awards, 29,091 market condition awards subject to an absolute total return goal, and 22,766 market condition awards subject to a relative total return goal.  The Company also awarded 17,530 deferred incentive share units to approximately 136 other former employees of Eola who became employees of the Company effective May 18, 2011.  These shares are accounted for as equity-classified awards.

On June 1, 2011, 68,802 long-term equity incentive awards were granted to new officers of the Company under the 2011 Inducement Plan.  The long-term equity incentive awards are valued at $628,000 which equates to an average price per share of $9.13 and consist of 12,384 time-based awards, 31,649 market condition awards subject to an absolute total return goal, and 24,769 market condition awards subject to a relative total return goal.  These shares are accounted for as equity-classified awards.

On June 20, 2011, 8,705 long-term equity incentive awards were granted to officers of the Company.  The long-term equity incentive awards are valued at $68,000 which equates to an average price per share of $7.81 and consist of 534 time-based awards, 4,584 market condition awards subject to an absolute total return goal, and 3,587 market condition awards subject to a relative total return goal.  These shares are accounted for as equity-classified awards.

A summary of the Company’s restricted stock and deferred incentive share unit activity is as follows:

		Weighted	Deferred	Weighted
	Restricted	Average	Incentive	Average
	Shares	Price	Share Units	Price
Outstanding at December 31, 2009	308,975	29.94	18,055	34.08
Granted	345,120	7.30	3,805	14.83
Vested	(152,941)	33.06	(4,355)	47.78
Forfeited	(21,224)	26.69	(1,865)	32.99
Outstanding at December 31, 2010	479,930	12.81	15,640	25.71
Granted	235,168	10.31	20,435	23.97
Vested	(99,202)	23.99	(4,930)	45.11
Forfeited	(161,826)	10.68	(3,775)	20.38
Outstanding at December 31, 2011	454,070	$9.83	27,370	$21.65

On February 14, 2012, the Board of Directors approved 21,900 long-term equity incentive awards to officers of the Company.  The long-term equity incentive awards are valued at $222,000 which equates to an average price per share of $10.15 and are time-based awards.  These shares are accounted for as equity-classified awards.

The time-based awards will vest ratably over four years from the date the shares were granted.  The market condition awards are contingent on the Company meeting goals for compounded annual total return to stockholders (“TRS”) over the three year period beginning July 1, 2010.  The market condition goals are based upon (i) the Company’s absolute compounded annual TRS; and (ii) the Company’s absolute compounded annual TRS relative to the compounded annual return of the MSCI US REIT (“RMS”) Index calculated on a gross basis, as follows:

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

The total compensation expense for the long-term equity incentive awards is based upon the fair value of the shares on the grant date, adjusted for estimated forfeitures.  The grant date fair value for awards that are subject to a market condition are determined using a simulation pricing model developed to specifically accommodate the unique features of the awards.

The Company also adopted a long-term cash incentive that was designed to reward significant outperformance over the three year period beginning July 1, 2010.  The performance goals for actual payment under the long-term cash incentive will require the Company to (i) achieve an absolute compounded annual TRS that exceeds 14% AND (ii) achieve an absolute compounded annual TRS that exceeds the compounded annual return of the RMS by at least 500 basis points.  Notwithstanding the above goals, in the event the Company achieves an absolute compounded annual TRS that exceeds 19%, then the Company must achieve an absolute compounded annual TRS that exceeds the compounded annual return of the RMS by at least 600 basis points.  The aggregate amount of the cash incentive earned would increase with corresponding increases in the absolute compounded annual TRS achieved by the Company.  There will be a cap on the aggregate cash incentive earned in the amount of $7.1 million.  Achievement of the maximum cash incentive would equate to an absolute compounded annual TRS that approximates 23%, provided that the absolute compounded annual TRS exceeds the compounded annual return of the RMS by at least 600 basis points.  The total compensation expense for the long-term cash incentive is based upon the estimated fair value of the award on the grant date and adjusted as necessary each reporting period.  The long-term cash incentive awards are accounted for as a liability-classified award on the Company’s 2010 consolidated balance sheet.  The grant date and quarterly fair value estimates for awards that are subject to a market condition are determined using a simulation pricing model developed to specifically accommodate the unique features of the awards.

General and Administrative Expense. General and administrative expense increased $3.5 million for the year ended December 31, 2011, compared to the same period of 2010. The increase is primarily due to additional personnel expenses incurred during 2011 as part of the Company’s realignment efforts.

Interest Expense. Interest expense, including amortization of deferred financing costs, increased $11.3 million or 55.9% for the year ended December 31, 2011, compared to the same period of 2010 and is comprised of the following (in thousands):

	Year Ended December 31
			Increase	%
	2011	2010	(Decrease)	Change
Interest expense:
Mortgage interest expense	$24,411	$13,926	$10,485	75.3%
Bank loan interest expense	5,578	5,200	378	7.3%
Debt prepayment expense	-	53	(53)	-100.0%
Mortgage loan cost amortization	477	276	201	72.8%
Bank loan cost amortization	1,146	816	330	40.4%

Total interest expense	$31,612	$20,271	$11,341	55.9%

Mortgage interest expense increased $10.5 million or 75.3% for the year ended December 31, 2011 compared to the same period for 2010, and is primarily due to $222.0 million of mortgage debt placed during 2011 in connection with office property acquisitions in 2011.

Bank loan interest expense increased $378,000 or 7.3% for the year ended December 31, 2011 compared to the same period for 2010.  The increase in bank loan interest expense is primarily due to an increase in average borrowings of $20.3 million for the year ended December 31, 2011 compared to the same period for 2010.  The increase in average borrowing is due to advances on the senior unsecured revolving credit facility to make improvements to real estate, the Company’s share of equity contributions to purchase office properties through Fund II, and the purchase cost associated with the combination with Eola.

Discontinued Operations. Discontinued operations are comprised of the following for year ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31
	2011	2010
Statement of Operations:
Revenues
Income from office and parking properties	$134,254	$160,415
	134,254	160,415
Expenses
Office and parking properties:
Operating expenses	60,520	69,070
Management company expense	288	380
Interest expense	29,794	34,693
Gain on extinguishment of debt	(7,635)	-
Non-cash expense on interest rate swap	2,338	-
Depreciation and amortization	54,148	63,350
Impairment loss	189,940	4,120
	329,393	171,613

Loss from discontinued operations	(195,139)	(11,198)
Gain on sale of real estate from discontinued operations	17,825	8,518
Total discontinued operations per Statement of Operations	(177,314)	(2,680)
Net loss attributable to noncontrolling interest from discontinued operations	79,069	9,940
Total discontinued operations – Parkway’s Share	$(98,245)	$7,260

All current and prior period income from the following office property dispositions is included in discontinued operations for the years ended December 31, 2011 and 2010 (in thousands).

Office Property	Location	Square Feet	Date of Sale	Net Sales Price	Net Book Value of Real Estate	Gain on Sale (3)	Impairment Loss (2)
One Park Ten	Houston, TX	163	04/15/2010	$14,924	$6,406	$8,518	$-
2010 Dispositions		163		$14,924	$6,406	$8,518	$-
							-
233 North Michigan	Chicago, IL	1,070	05/11/2011	$156,546	$152,254	$4,292	$-
Greenbrier I & II	Hampton Roads, VA	172	07/19/2011	16,275	15,070	1,205	-
Glen Forest	Richmond, VA	81	08/16/2011	8,950	7,880	1,070	-
Tower at 1301 Gervais (4)	Columbia, SC	298	09/08/2011	18,421	18,421	-	6,147
Wells Fargo	Houston, TX	134	12/09/2011	-	-	-	11,561
Fund I Assets	Various	1,956	12/31/2011	256,823	250,699	11,258	68,513
2011 Dispositions		3,711		$457,169	$444,258	$17,825	$86,221

Properties Held For Sale (1)	Location	Square Feet	Date of Sale	Net Sales Price	Net Book Value of Real Estate	Gain on Sale (1)	Impairment Loss (2)
Falls Pointe	Atlanta, GA	107	01/06/2012	$-	$-	$-	$-
111 East Wacker	Chicago, IL	1,013	01/09/2012	-	-	-	19,050
Fund I Assets	Various	771	1Q2012	-	-	-	36,900
Non-Core Assets (5)	Various	1,932	1Q2012	-	-	-	51,889
		3,823		$-	$-	$-	$107,839

(1) Gains on 2012 dispositions and assets held for sale are expected to be finalized upon sale and reflected in 2012 financial statements.
(2) Total impairment losses in discontinued operations recognized during 2011 total $189.9 million, of which $113.8 million was Parkway’s proportionate share.
(3) Total gain on the sale of real estate in discontinued operations recognized during 2011 was $17.8 million, of which $9.8 million was Parkway’s proportionate share.
(4) During 2010 and 2011, the Company recognized non-cash impairment losses on this property of $3.4 million and $2.7 million, respectively.
(5) During 2010 and 2011, the Company recognized non-cash impairment losses associated on these properties of $640,000 and $51.2 million, respectively.

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

On August 16, 2011, Parkway sold Glen Forest, an 81,000 square foot office building in Richmond, Virginia, for gross proceeds of $9.3 million and recorded a gain on the sale of $1.1 million.  Accordingly, income from Glen Forest has been classified as discontinued operations for all current and prior periods presented.

On September 8, 2011, Parkway sold Tower at 1301 Gervais, a 298,000 square foot office building in Columbia, South Carolina, for gross proceeds of $19.5 million.  Accordingly, income from Tower at Gervais has been classified as discontinued operations for all current and prior periods presented.  In accordance with GAAP, a non-cash impairment loss totaling $2.7 million was recognized during 2011, with respect to this property.

On December 9, 2011, Parkway conveyed the deed in lieu of foreclosure on Wells Fargo, a 134,000 square foot office building in Houston, Texas.  Accordingly, income from Wells Fargo has been classified as discontinued operations for all current and prior periods presented.  In association with the deed in lieu of foreclosure, the Company recognized an $8.6 million non-cash gain associated with the forgiveness of the mortgage loan secured by this property.  During the fourth quarter 2011, the Company recognized an impairment loss of $11.6 million with respect to this property.

On December 31, 2011, the Company sold nine properties totaling approximately 2.0 million square feet in five markets, representing a majority of Fund I assets. The remaining Fund I assets are classified as held for sale.  Accordingly, income from all Fund I properties has been classified as discontinued operations for all current and prior periods presented.  In connection with the completed and pending sale of the Fund I assets, the Company recorded an $11.3 million gain on the sale, of which $3.2 million is Parkway’s share, and an impairment loss of $105.4 million, of which $29.3 million is Parkway’s share, in 2011.

On January 6, 2012, the Company sold Falls Pointe, a 107,000 square foot office building in Atlanta, Georgia, for gross proceeds of $6.0 million and Parkway’s ownership share was 30%.  Accordingly, income from Falls Pointe has been classified as discontinued operations for all current and prior periods presented.

On January 9, 2012, the Company sold 111 East Wacker, a 1.0 million square foot office building in Chicago, Illinois, for gross proceeds of $150.6 million.  Accordingly, income from 111 East Wacker has been classified as discontinued operations for all current and prior periods presented.  A non-cash impairment loss totaling $19.1 million was recognized during 2011.

The Non-Core Portfolio consists of 15 assets totaling approximately 1.9 million square feet located in Jackson, Memphis, and Richmond. The buyer has concluded its due diligence and the sale is expected to close during the first quarter of 2012, subject to the buyer’s successful assumption of certain existing mortgage loans and customary closing conditions.  Accordingly, income from this portfolio of assets has been classified as discontinued operations for all current and prior periods presented.   During the fourth quarter 2011, the Company recognized an impairment loss on this portfolio totaling $57.2 million, of which $609,000 was related to a parcel of land in Jackson and $5.9 million for two remaining assets in Jackson and Memphis, which is in continuing operations.  As of March 1, 2012, the Company had completed the sale of seven properties totaling 580,000 square feet for gross proceeds of $38.0 million.

The major classes of assets and liabilities classified as held for sale at December 31, 2011 are as follows (in thousands):

December 31
2011
Balance Sheet:
Investment property	$355,623
Accumulated depreciation	(23,709)
Office property held for sale	331,914
Rents receivable and other assets	44,724
Intangible assets, net	6,151
Other assets held for sale	50,875
Total assets held for sale	$382,789

Mortgage notes payable	$254,401
Accounts payable and other liabilities	31,198
Total liabilities held for sale	$285,599

Income Taxes.  The analysis below includes changes attributable to current income tax expenses and deferred income tax benefit for the year ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31
			Increase	%
	2011	2010	(Decrease)	Change
Income-tax expense (benefit)
Income tax expense – current	$486	$2	$484	N/M*
Income tax benefit – deferred	(430)	-	(430)	N/M*
Total income tax expense	$56	$2	$54	N/M*

*N/M – Not meaningful

During the year ended December 31, 2011, current income tax expense increased $484,000 over the same period in 2010.  The increase is attributable to taxes that will be owed by the Company’s taxable REIT subsidiary which was formed as a result of the purchase of the Eola Management Company in May 2011.  During the year ended December 31, 2011, deferred income tax benefit decreased $430,000 over the same period in 2010 as a result of the change in the $14.8 million of deferred tax liabilities recorded as part of the purchase price allocation associated with the Eola Management Company.

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

Office and Parking Properties. The analysis below includes changes attributable to same-store properties and dispositions of office properties. Same-store properties are consolidated properties that the Company owned for the current and prior year reporting periods, excluding properties classified as discontinued operations. During the year ended December 31, 2011, the Company classified as discontinued operations 14 assets sold totaling 3.7 million square feet and 21 assets that were held for sale at December 31, 2011 totaling 3.7 million square feet.  At December 31, 2010, same-store properties consisted of 25 properties comprising 5.0 million square feet.

The following table represents revenue from office and parking properties for the years ended December 31, 2010 and 2009 (in thousands):

	Year Ended December 31
			Increase	%
	2010	2009	(Decrease)	Change
Revenue from office and parking properties:
Same-store properties	$94,824	$95,655	$(831)	-0.9%
Properties acquired	364	-	364	N/M*
Properties disposed	2	1,065	(1,063)	-99.8%
Total revenue from office and
parking properties	$95,190	$96,720	$(1,530)	-1.6%

*N/M – Not meaningful

Revenue from office and parking properties for same-store properties decreased $831,000 or 0.9% for the year ended December 31, 2010, compared to the same period for 2009. The primary reason for the decrease is due to a decrease in expense reimbursement income as a result of lower property operating expenses and a decrease in average same-store occupancy offset by an increase in lease termination fee income for the year ended December 31, 2010 compared to the same period in 2009.  Average same-store occupancy decreased 275 basis points for the year ended December 31, 2010, compared to the same period of 2009.

The following table represents property operating expenses for the years ended December 31, 2010 and 2009 (in thousands):

	Year Ended December 31
			Increase	%
	2010	2009	(Decrease)	Change
Expense from office and parking properties:
Same-store properties	$41,030	$42,279	$(1,249)	-3.0%
Properties acquired	284	-	284	N/M*
Properties disposed	(46)	638	(684)	-107.2%
Total expense from office and
parking properties	$41,268	$42,917	$(1,649)	-3.8%

*N/M – Not meaningful

Property operating expenses for same-store properties decreased $1.2 million or 3.0% for the year ended December 31, 2010, compared to the same period of 2009. The primary reason for the decrease is due to decreased ad valorem taxes and bad debt expense.

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

During the year ended December 31, 2010, a total of 152,941 restricted shares vested and were issued to officers of the Company.

During the year ended December 31, 2010, 345,120 long-term equity incentive awards were granted to officers of the Company.  The long-term equity incentive awards are valued at $2.5 million which equates to an average price per share of $7.30 and consists of 25,380 time-based awards, 179,314 market condition awards subject to an absolute total return goal, and 140,426 market condition awards subject to a relative total return goal.  These shares are accounted for as equity-classified awards on the Company’s 2010 consolidated balance sheet.

General and Administrative Expense. General and administrative expense increased $1.0 million for the year ended December 31, 2010, compared to the same period of 2009.  The increase is primarily due to expenses in connection with the Company’s former Chief Financial Officer, J. Mitchell Collins’ personal injury lawsuit and stockholder demand letter.  For the year ended December 31, 2010, the Company expensed $1.3 million with respect to the pending litigation and the demand letter.  During the fourth quarter of 2011, the Company entered into a settlement agreement and mutual release with Mr. Collins.

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

Impairment Loss on Real Estate and Investments in Unconsolidated Joint Ventures.  During the fourth quarter of 2010, the Company recorded non-cash impairment losses in discontinued operations of $4.1 million related to non-strategic office properties targeted for sale in Columbia, South Carolina, and Richmond, Virginia.  The Company began actively marketing these assets around year end.  As part of the marketing process, the Company estimated that the fair value of these assets was less than their carrying value at December 31, 2010.  During the fourth quarter of 2009, the Company recognized a non-cash other-than-temporary impairment loss of $8.8 million in connection with the valuation of the Company’s investments in RubiconPark I, LLC and RubiconPark II, LLC.  The impairment was principally due to two customers totaling over 120,000 square feet in the office properties that were unable to meet their rent obligations due to financial difficulty.  Additionally, in January 2010, the Company’s joint venture partner, Rubicon U.S. REIT, filed for Chapter 11 bankruptcy protection, rendering our partner unable to support their continuing share of the joint venture obligations.

Interest Expense. Interest expense, including amortization of deferred financing costs, increased $1.1 million or 5.8% for the year ended December 31, 2010, compared to the same period of 2009 and is comprised of the following (in thousands):

	Year Ended December 31
			Increase	%
	2010	2009	(Decrease)	Change
Interest expense:
Mortgage interest expense	$13,926	$12,163	$1,763	14.5%
Bank loan interest expense	5,200	5,543	(343)	-6.2%
Debt prepayment expense	53	-	53	N/M*
Mortgage loan cost amortization	276	425	(149)	-35.1%
Bank loan cost amortization	816	1,027	(211)	-20.5%

Total interest expense	$20,271	$19,158	$1,113	5.8%

*N/M – Not meaningful

Mortgage interest expense increased $1.8 million or 14.5% for the year ended December 31, 2010 compared to the same period for 2009, and is primarily due to the increase in average interest rates on mortgage notes payable from 6.2% at December 31, 2009, to 6.6% at December 31, 2010.

Bank loan interest expense decreased $343,000 or 6.2% for the year ended December 31, 2010 compared to the same period for 2009.  The decrease in bank loan interest expense is primarily due to a decrease in average borrowings of $13.8 million for the year ended December 31, 2010 compared to the same period for 2009.  The decrease in average borrowing is due to proceeds received from the Company’s August 2010 $45.0 million preferred stock offering, offset by advances on the senior unsecured revolving credit facility to retire existing mortgage debt and to make improvements and investments in office properties.

Discontinued Operations. Discontinued operations are comprised of the following for year ended December 31, 2010 and 2009 (in thousands):

	Year Ended December 31
	2010	2009
Statement of Operations:
Revenues
Income from office and parking properties	$160,415	$169,624
Other income	-	11
	160,415	169,635
Expenses
Office and parking properties:
Operating expenses	69,070	76,969
Management company expense	380	309
Interest expense	34,693	36,534
Gain on extinguishment of debt	-	-
Non-cash expense on interest rate swap	-	-
Depreciation and amortization	63,350	64,431
Impairment loss	4,120	-
	171,613	178,243

Loss from discontinued operations	(11,198)	(8,608)
Gain on sale of real estate from discontinued operations	8,518	-
Total discontinued operations per Statement of Operations	(2,680)	(8,608)
Net loss attributable to noncontrolling interest from discontinued operations	9,940	10,639
Total discontinued operations – Parkway’s Share	$7,260	$2,031

All current and prior period income from the following office property disposition is included in discontinued operations for the years ended December 31, 2010 and 2009 (in thousands).

Office Property	Location	Square Feet	Date of Sale	Net Sales Price	Net Book Value of Real Estate	Gain on Sale	Impairment Loss (2)
One Park Ten	Houston, TX	163	04/15/2010	$14,924	$6,406	$8,518	$-
2010 Dispositions		163		$14,924	$6,406	$8,518	$-
							-
233 North Michigan	Chicago, IL	1,070	05/11/2011	$156,546	$152,254	$4,292	$-
Greenbrier I & II	Hampton Roads, VA	172	07/19/2011	16,275	15,070	1,205	-
Glen Forest	Richmond, VA	81	08/16/2011	8,950	7,880	1,070	-
Tower at 1301 Gervais (2)	Columbia, SC	298	09/08/2011	18,421	18,421	-	6,147
Wells Fargo	Houston, TX	134	12/09/2011	-	-	-	11,561
Fund I Assets	Various	1,956	12/31/2011	256,823	250,699	11,258	68,513
2011 Dispositions		3,711		$457,169	$444,258	$17,825	$86,221

Properties Held For Sale (1)	Location	Square Feet	Date of Sale	Net Sales Price	Net Book Value of Real Estate	Gain on Sale (1)	Impairment Loss (2)
Falls Pointe	Atlanta, GA	107	01/06/2012	$-	$-	$-	$-
111 East Wacker	Chicago, IL	1,013	01/09/2012	-	-	-	19,050
Fund I Assets	Various	771	1Q2012	-	-	-	36,900
Non-Core Assets (3)	Various	1,932	1Q2012	-	-	-	51,889
		3,823		$-	$-	$-	$107,839

(1) Gains on 2012 dispositions and assets held for sale will be recorded in the 2012 financial statements upon sale.
(2) During 2010 and 2011, the Company recognized non-cash impairment losses on this property of $3.4 million and $2.7 million, respectively.
(3) During 2010 and 2011, the Company recognized non-cash impairment losses associated with these properties of $640,000 and $51.2 million, respectively.

Liquidity and Capital Resources

Statement of Cash Flows.  Cash and cash equivalents were $75.2 million and $19.7 million at December 31, 2011 and 2010, respectively.  Cash flows provided by operating activities for the years ended December 31, 2011 and 2010, were $35.5 million and $68.1 million, respectively.  The decrease in cash flows from operating activities of $32.6 million is primarily attributable to increased interest expense, deferred leasing costs, personnel costs related to the Company’s realignment and acquisition costs related to the Company’s combination with Eola and purchase of eight Fund II office properties.

Cash used in investing activities was $365.6 million and $68.1 million for the years ended December 31, 2011 and 2010, respectively.  The increase in cash used by investing activities of $297.5 million is primarily due to the purchase of office properties in 2011 and the contribution of the Eola management company, offset by net proceeds received from the sale of office properties in 2011.

Cash provided by financing activities was $385.6 million for the year ended December 31, 2011 compared to cash used in financing activities of $1.0 million for the same period of 2010.  The increase in cash provided by financing activities of $386.6 million is primarily attributable to additional bank borrowings, proceeds from new mortgage loans, contributions from noncontrolling interest partners to purchase office properties and proceeds from the issuance of preferred stock.

Liquidity. The Company plans to continue pursuing the acquisition of additional investments that meet the Company’s investment criteria and intends to use operating cash flow, proceeds from the placement of new mortgage loans, proceeds from the refinancing of existing mortgages, proceeds from the sale of assets, proceeds from the sale of portions of owned assets through joint ventures, possible sale of securities, cash balances and the Company’s senior unsecured revolving credit facility to fund those acquisitions.

The Company’s cash flows are exposed to interest rate changes primarily as a result of its senior unsecured revolving credit facility which has a floating interest rate tied to LIBOR used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations. The Company’s interest rate risk management objective is to appropriately limit the impact of interest rate changes on cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows at fixed rates when possible, but also utilizes a senior unsecured revolving credit facility.

At December 31, 2011, the Company had a total of $132.3 million outstanding under the following credit facilities (in thousands):
		Interest		Outstanding
Credit Facilities	Lender	Rate	Maturity	Balance
$10.0 Million Unsecured Working Capital Revolving Credit Facility (1)	PNC Bank	3.6%	01/31/14	$5,322
$190.0 Million Unsecured Revolving Credit Facility (1)	Wells Fargo	3.6%	01/31/14	127,000
		3.6%		$132,322

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

On January 31, 2011, the Company closed a new $190.0 million senior unsecured revolving credit facility and a new $10.0 million unsecured working capital revolving credit facility.  The credit facilities have an initial term of three years and replaced the existing unsecured revolving credit facility, term loan and working capital facility that were scheduled to mature on April 27, 2011.  The Company had a $100.0 million interest rate swap associated with the credit facilities that expired March 31, 2011, and locked LIBOR at 3.635%.  Wells Fargo Securities and JP Morgan Securities LLC acted as Joint Lead Arrangers and Joint Book Runners on the unsecured revolving credit facility.  In addition, Wells Fargo Bank, N.A. acted as Administration Agent and JPMorgan Chase Bank, N.A. acted as Syndication Agent.  Other participating lenders include PNC Bank, N.A., Bank of America, N.A., US Bank, N.A., Trustmark National Bank, and BancorpSouth Bank.  The working capital revolving credit facility was provided solely by PNC Bank, N.A.  On September 20, 2011, the Company entered into an amendment to the senior unsecured revolving credit facility, which reduced the Tangible Net Worth requirement and adjusted the definition of FFO under the senior unsecured revolving credit facility.

The Company has entered into interest rate swap agreements.  The Company designated the swaps as cash flow hedges of the variable interest rates on the Company’s borrowings under the Wells Fargo unsecured revolving credit facility, a portion of the debt secured by the Pinnacle at Jackson Place and the debt secured by 245 Riverside, Corporate Center Four, Cypress Center, Bank of America Center, Two Ravinia, and Hayden Ferry I.  These swaps, excluding the swap secured by the Pinnacle at Jackson Place, are considered to be fully effective and changes in the fair value of the swaps are recognized in accumulated other comprehensive loss.

The Company’s interest rate hedge contracts at December 31, 2011 and 2010 are summarized as follows (in thousands):

						Fair Market Value
						Liability
Type of	Balance Sheet	Notional	Maturity		Fixed	December 31
Hedge	Location	Amount	Date	Reference Rate	Rate	2011	2010
Swap	Accounts payable and other liabilities	$100,000	03/31/11	1-month LIBOR	4.8%	$-	$(836)
Swap	Accounts payable and other liabilities	$23,500	12/01/14	1-month LIBOR	5.8%	-	(2,167)
Swap	Accounts payable and other liabilities	$12,088	11/18/15	1-month LIBOR	4.1%	(581)	-
Swap	Accounts payable and other liabilities	$33,875	11/18/17	1-month LIBOR	4.7%	(2,862)	-
Swap	Accounts payable and other liabilities	$22,000	01/25/18	1-month LIBOR	4.5%	(1,548)	-
Swap	Accounts payable and other liabilities	$9,250	09/30/18	1-month LIBOR	5.3%	(1,083)	-
Swap	Accounts payable and other liabilities	$22,500	10/08/18	1-month LIBOR	5.4%	(2,826)	-
Swap	Accounts payable and other liabilities	$22,100	11/18/18	1-month LIBOR	5.0%	(2,234)	-
						$(11,134)	$(3,003)

On March 31, 2011, Fund II entered into an interest rate swap with the lender of the loan secured by 245 Riverside in Jacksonville, Florida, for a $9.3 million notional amount that fixes the interest rate at 5.3% through September 30, 2018.  The Company designated the swap as a cash flow hedge of the variable interest payments associated with the mortgage loan.

On April 8, 2011, Fund II entered into an interest rate swap with the lender of the loan secured by Corporate Center Four in Tampa, Florida, for a $22.5 million notional amount that fixes the interest rate at 5.4% through October 8, 2018.  The Company designated the swap as a cash flow hedge of the variable interest payments associated with the mortgage loan.

On May 18, 2011, Fund II entered into three interest rate swaps with lenders of the loans secured by the following properties:

•	Cypress Center in Tampa, Florida, for a $12.1 million notional amount that fixes the interest rate at 4.1% through November 18, 2015.

•	Bank of America Center in Orlando, Florida, for a $33.9 million notional amount that fixes the interest rate at 4.7% through November 18, 2017.

•	Two Ravinia in Atlanta, Georgia, for a $22.1 million notional amount that fixes the interest rate at 5.0% through November 18, 2018.

The Company designated these swaps as cash flow hedges of the variable interest payments associated with the mortgage loans.

On July 25, 2011, Fund II entered into an interest rate swap with the lender of the loan secured by Hayden Ferry I in Phoenix, Arizona, for a $22.0 million notional amount that fixes the interest rate at 4.5% through January 25, 2018.  The Company designated the swap as a cash flow hedge of the variable interest payments associated with the mortgage loan.

At December 31, 2011, in conjunction with the sale of the Pinnacle at Jackson Place, a 189,000 square foot office property in Jackson, Mississippi, which is included in the Non-Core Asset portfolio that is under contract for sale and expected to close in the first quarter of 2012, the Company recorded non-cash interest expense of $2.3 million related to the termination of a cash flow hedging relationship and the unwinding of the $23.5 million swap secured by this property.

On February 10, 2012, Fund II entered into an interest rate swap with the lender of the loan secured by Hayden Ferry II in Phoenix, Arizona, for a $50 million notional amount that fixes the interest rate at 5.0%, which is scheduled to decline in stated increments over the first four years of the term, with the decline in the fourth year of the term subject to achieving a defined debt yield hurdle, at which time the rate will remain fixed through January 25, 2018. The Company designated the swap as a cash flow hedge of the variable interest payments associated with the mortgage loan.

At December 31, 2011, the Company had $752.4 million in mortgage notes payable, which includes mortgage notes payable of $254.4 million classified in liabilities related to assets held for sale, secured by office properties with an average interest rate of 5.8%, and $132.3 million drawn under the Company’s senior unsecured revolving credit facility.  Parkway’s pro rata share of unconsolidated joint venture debt was $2.4 million with an average interest rate of 5.8% at December 31, 2011.

The Company monitors a number of leverage and other financial metrics, including but not limited to debt to total asset value ratio, as defined in the loan agreements for the Company’s credit facilities. In addition, the Company also monitors interest, fixed charge and modified fixed charge coverage ratios, as well as the net debt to EBITDA multiple. The interest coverage ratio is computed by comparing the cash interest accrued to EBITDA. The interest coverage ratio for the years ended December 31, 2011 and 2010 was 2.68 and 2.73 times, respectively. The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA. The fixed charge coverage ratio for the years ended December 31, 2011 and 2010 was 1.80 and 1.85 times, respectively. The modified fixed charge coverage ratio is computed by comparing the cash interest accrued and preferred dividends paid to EBITDA. The modified fixed charge coverage ratio for the years ended December 31, 2011 and 2010 was 2.14 and 2.36 times, respectively. The net debt to EBITDA multiple is computed by comparing Parkway’s share of net debt to EBITDA for a trailing 12-month period, as adjusted pro forma for completed investment activities.  The net debt to EBITDA multiple for the years ended December 31, 2011 and 2010 was 5.4 and 5.9 times, respectively. Management believes various leverage and other financial metrics it monitors provide useful information on total debt levels as well as the Company’s ability to cover interest, principal and/or preferred dividend payments.  The Company seeks to maintain over the long-term a net debt to EBITDA multiple of between 5.5 and 6.5 times.

The table below presents the principal payments due for the mortgage notes payable at December 31, 2011 (in thousands).

	Total			Recurring
	Mortgage	Held for	Balloon	Principal
	Maturities	Sale	Payments	Amortization
Schedule of Mortgage Maturities by Years:
2012	$40,145	$17,773	$16,176	$6,196
2013	8,736	2,234	-	6,502
2014	10,036	2,377	-	7,659
2015	12,137	2,529	-	9,608
2016	271,249	168,487	94,798	7,964
2017	146,516	31,500	107,907	7,109
Thereafter	263,595	29,501	224,609	9,485
Total	$752,414	$254,401	$443,490	$54,523
Fair value at 12/31/11	$761,942

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

On March 31, 2011, Fund II obtained a $9.3 million non-recourse mortgage loan secured by 245 Riverside, a 135,000 square foot office property in Jacksonville, Florida.  The mortgage has a stated rate of LIBOR plus 200 basis points, an initial 36 month interest only period and a maturity of March 31, 2019.  In connection with this mortgage, Fund II entered into an interest rate swap that fixes the interest rate at 5.3% through September 30, 2018.

On April 8, 2011, Fund II obtained a $22.5 million non-recourse mortgage loan secured by Corporate Center Four, a 250,000 square foot office property in Tampa, Florida.  The mortgage loan has a stated rate of LIBOR plus 200 basis points, an initial 36 month interest only period and a maturity of April 8, 2019.  In connection with this mortgage, Fund II entered into an interest rate swap that fixes the interest rate at 5.4% through October 8, 2018.

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

On June 1, 2011, the Company repaid a $9.9 million non-recourse mortgage loan secured by Forum I, a 163,000 square foot office property in Memphis, Tennessee.  The mortgage loan had a fixed interest rate of 5.3%.  The Company repaid the mortgage loan using available proceeds under the senior unsecured revolving credit facility.

On July 25, 2011, Fund II obtained a $22.0 million non-recourse, first mortgage secured by Hayden Ferry I, a 203,000 square foot office property located in the Tempe submarket of Phoenix, Arizona.  The mortgage loan has a stated rate of LIBOR plus 200 basis points with a maturity of July 25, 2018.  Upon obtaining the mortgage, the fund entered into an interest rate swap that fixes the interest rate at 4.5% through January 25, 2018.  During the first quarter of 2012, the mortgage loan secured by Hayden Ferry I was amended such that it is now cross-collateralized, cross-defaulted and coterminous with the mortgage loan secured by Hayden Ferry II.

On January 11, 2012, Fund II obtained a $23.5 million non-recourse, first-mortgage secured by The Pointe, a 252,000 square foot office property located in the Westshore submarket of Tampa, Florida.  The mortgage loan has a fixed interest rate of 4.0% and is interest only for 42 months with a maturity of February 10, 2019.

On February 10, 2012, Fund II obtained a $50.0 million non-recourse mortgage loan secured by Hayden Ferry II, a 300,000 square foot office property located in the Tempe submarket of Phoenix, Arizona.  The mortgage loan has an initial stated rate of LIBOR plus 350 basis points, which is scheduled to decline in stated increments over the first four years of the term, with the decline in the fourth year of the term subject to achieving a defined debt yield hurdle, at which time the rate will remain fixed through maturity.  In connection with this mortgage, Fund II entered into an interest rate swap that fixes the interest rate at 5% through January 25, 2018.  The mortgage loan is cross-collateralized, cross-defaulted, and coterminous with the mortgage loan secured by Hayden Ferry I.  Parkway’s share of the mortgage loan is $15.0 million.

In 2012, the Company has $31.8 million in secured debt maturities.  Of this amount $15.6 million relates to debt secured by the Renaissance Center, a 190,000 square foot office property, located in Memphis, Tennessee, which was sold on March 1, 2012, with the buyer assuming the debt upon sale.  The remaining $16.2 million debt maturity will be repaid using amounts available under the Company’s senior unsecured revolving credit facility.

The Company presently has plans to make recurring capital expenditures to its office properties in 2012 of approximately $18.0 to $20.0 million on a consolidated basis, with approximately $17.0 to $19.0 million representing Parkway’s proportionate share of recurring capital improvements.  These costs include tenant improvements, leasing costs and recurring building improvements.  Additionally, the Company plans to make improvements related to upgrades on properties acquired in recent years that were anticipated at the time of purchase in 2012 of approximately $12.0 to $13.0 million with approximately $4.0 to $5.0 million representing Parkway’s proportionate share.  All such improvements are expected to be financed by cash flow from the properties, capital expenditure escrow accounts, advances from the Company’s senior unsecured revolving credit facility and contributions from joint venture partners.

The Company anticipates that its current cash balance, operating cash flows, contributions from joint venture partners and borrowings (including borrowing availability under the Company’s senior unsecured revolving credit facility) will be adequate to pay the Company’s (i) operating and administrative expenses, (ii) debt service and debt maturity obligations, (iii) distributions to stockholders, (iv) capital improvements, and (v) normal repair and maintenance expenses at its properties, both in the short and long term. In addition, the Company may use proceeds from sales of assets and the possible sale of equity securities to fund these items.

Contractual Obligations

We have contractual obligations including mortgage notes payable and lease obligations.  The table below presents total payments due under specified contractual obligations by year through maturity at December 31, 2011 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	2012	2013	2014	2015	2016	Thereafter
Long-Term Debt	$1,124,433	$87,828	$54,869	$183,247	$51,932	$300,564	$445,993
Capital Lease Obligations	6,320	133	113	113	113	113	5,735
Operating Leases	627	383	150	72	14	8	-
Purchase Obligations	12,686	10,806	156	31	42	1,651	-
Ground Lease Payments	15,459	224	224	224	224	224	14,339
Total	$1,159,525	$99,374	$55,512	$183,687	$52,325	$302,560	$466,067

Of the total amount presented above, $369.3 million represent contractual obligations related to properties held for sale at December 31, 2011.

The amounts presented above for long-term debt and capital lease obligations include principal and interest payments.  Long-term debt also includes principal and interest payments due under the Company’s credit facilities which expire on January 31, 2014.  The amounts presented for purchase obligations represent the remaining tenant improvement allowances and lease inducement costs for leases in place and commitments for building improvements at December 31, 2011.

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

Management company income represents market-based fees earned from providing management, construction, leasing, brokerage and acquisition services to third parties. Management fee income is computed and recorded monthly in accordance with the terms set forth in the standalone management service agreements. Leasing and brokerage commissions are recognized pursuant to the terms of the standalone agreements at the time underlying leases are signed, which is the point at which the earnings process is complete and collection of the fees is reasonably assured. Fees relating to the purchase or sale of property are recognized when the earnings process is complete and collection of the fees is reasonably assured, which usually occurs at closing. All fees on Company-owned properties and consolidated joint ventures are eliminated in consolidation.  The portion of fees earned on unconsolidated joint ventures attributable to Parkway's ownership interest is eliminated in consolidation.

Impairment or Disposal of Long-Lived Assets.  Changes in the supply or demand of customers for our properties could impact our ability to fill available space.  Should a significant amount of available space exist for an extended period, our investment in a particular office building may be impaired.  We evaluate our real estate assets upon the occurrence of significant adverse changes to assess whether any impairment indicators are present that affect the recovery of the carrying amount.

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

Impairment Loss on Real Estate.  During 2011, management began a review of the Company’s strategy and in connection with this strategic review evaluated its operating properties in an attempt to determine the most effective way to maximize the value of its holdings over time.  The Company defines non-strategic assets as office and parking properties that management believes (i) are located in markets where the Company cannot achieve adequate critical mass or that do not exhibit attractive long-term growth characteristics, (ii) do not have compelling rent growth or cash flow potential, or (iii) additional capital investment would not produce acceptable returns.  As a result of this review, the Company accelerated the sale of certain non-strategic assets and recorded total impairment losses on real estate from continuing operations of $6.4 million and discontinued operations of $189.9 million for year ended December 31, 2011.  Parkway’s proportionate share of total impairment losses on real estate from continuing operations was $6.4 million and discontinued operations of $113.8 million, for a total of $120.2 million for the year ended December 31, 2011.  Impairment losses on real estate in continuing operations are comprised of a $5.9 million loss in connection with two assets located in Jackson, Mississippi and Memphis, Tennessee, and a $500,000 loss on non-depreciable land in New Orleans, Louisiana.  Impairment losses on real estate in discontinued operations are comprised of the $105.4 million loss (Parkway’s share $29.3 million) in connection with the sale of Parkway’s interests in the Fund I office portfolio, a $51.2 million loss in connection with a parcel of land in Jackson, Mississippi and the sale of assets in Jackson, Mississippi; Memphis, Tennessee; and Richmond, Virginia, a $19.1 million loss in connection with the proposed sale of 111 East Wacker in Chicago, Illinois, a $11.6 million loss in connection with the Wells Fargo Building office property in Houston, Texas, and a $2.7 million loss in connection with the sale of Tower at 1301 Gervais in Columbia, South Carolina. The Company may be required to record additional impairment charges in future periods. Changes that could cause these impairment losses include: (1) a decision by the Company to sell the asset rather than hold for long-term investment purposes, or (2) changes in management’s estimates of future cash flows from the assets that cause the future undiscounted cash flows to be less than the asset’s carrying amount. Given the uncertainties with the economic environment, management cannot predict whether or not the Company will incur impairment losses in the future, and if impairment losses are recorded, management cannot predict the magnitude of such losses.

Depreciable Lives Applied to Real Estate and Improvements to Real Estate.  Depreciation of buildings and parking garages is computed using the straight-line method over an estimated useful life of 40 years.  Depreciation of building improvements is computed using the straight-line method over the estimated useful life of the improvement.  If our estimate of useful lives proves to be incorrect, the depreciation expense recognized would also be incorrect.  Therefore, a change in the estimated useful lives assigned to buildings and improvements would result in either an increase or decrease in depreciation expense, which would result in a decrease or increase in earnings.

Initial Recognition, Measurement and Allocation of the Cost of Real Estate Acquired.  Parkway accounts for its acquisitions of real estate by allocating the fair value of real estate to acquired tangible assets, consisting of land, building, garage, building improvements and tenant improvements, identified intangible assets and liabilities, which consist of the value of above and below market losses, lease costs, the value of in-place leases, customer relationships and any value attributable to above or below market debt assumed with the acquisition.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”, which change the wording used to describe the requirements in U.S. GAAP for measuring fair value, changes certain fair value measurement principles and enhances disclosure requirements for fair value measurements.  The FASB does not intend for ASU 2011-04 to result in a change in the application of the requirements in ASC 820.  The requirements of ASU 2011-04 will be effective prospectively for interim and annual periods beginning after December 15, 2011.  The Company is currently evaluating the impact of ASU 2011-04 on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income”, which modifies reporting requirements for comprehensive income in order to increase the prominence of items reported in other comprehensive income in the financial statements.  ASU 2011-05 requires presentation of either a single continuous statement of comprehensive income or two separate but consecutive statements in which the first statement presents net income and its components followed by a second statement that presents total other comprehensive income, the components of other comprehensive income, and total comprehensive income.  The requirements of ASU 2011-05 will be effective for interim and annual periods beginning after December 15, 2011.  The Company is currently evaluating the impact of ASU 2011-05 on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, which allows an entity to first assess qualitative factors in determining when a two-step quantitative goodwill impairment test is necessary.  If an entity determines, based on qualitative factors, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would then be required to calculate the fair value of the reporting unit.  The requirements of ASU 2011-08 will be effective for annual reporting periods beginning after December 15, 2011, but early adoption is permitted.  At December 31, 2011, the Company had implemented ASU 2011-08.

Funds From Operations (“FFO”)

Management believes that FFO is an appropriate measure of performance for equity REITs and computes this measure in accordance with the NAREIT definition of FFO (including any guidance that NAREIT releases with respect to the definition).  Funds from operations is defined by NAREIT as net income (computed in accordance with GAAP), reduced by preferred dividends, excluding gains or losses on depreciable real estate and extraordinary items under GAAP, plus depreciation and amortization, and after adjustments to derive the Company’s pro rata share of FFO of consolidated and unconsolidated joint ventures.  Further, the Company does not adjust FFO to eliminate the effects of non-recurring charges.  On October 31, 2011, NAREIT issued updated guidance on reporting FFO such that impairment losses on depreciable real estate should be excluded from the computation of FFO for current and prior periods.  The Company believes that FFO is a meaningful supplemental measure of its operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses.  However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient.  Thus, NAREIT created FFO as a supplemental measure of operating performance for real estate investment trusts that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP.  The Company believes that the use of FFO, combined with the required GAAP presentations, has been beneficial in improving the understanding of operating results of real estate investment trusts among the investing public and making comparisons of operating results among such companies more meaningful.  FFO as reported by Parkway may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition.  Funds from operations do not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States and is not an indication of cash available to fund cash needs.  Funds from operations should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

The following table presents a reconciliation of the Company's net loss to FFO for the years ended December 31, 2011 and 2010 (in thousands):

	Year Ended
	December 31
	2011	2010
Net loss for Parkway Properties, Inc.	$(126,903)	$(2,618)
Adjustments to derive funds from operations:
Depreciation and amortization	57,002	28,961
Depreciation and amortization – discontinued operations	54,148	63,350
Noncontrolling interest depreciation and amortization	(36,091)	(17,668)
Noncontrolling interest – unit holders	(5)	-
Adjustments for unconsolidated joint ventures	231	342
Preferred dividends	(10,052)	(6,325)
Gain on sale of real estate	(10,510)	(8,518)
Impairment loss on depreciable real estate	119,137	4,120
Funds from operations attributable to common stockholders (1)	$46,957	$61,644

(1)	Funds from operations attributable to common stockholders for the years ended December 31, 2011 and 2010 include the Company’s proportionate share of the following items (in thousands):

	Year Ended December 31
	2011	2010
Gain on involuntary conversion	$-	$40
Gain (loss) on extinguishment of debt	8,627	(189)
Acquisition costs	(15,447)	(266)
Expenses related to litigation	(607)	(1,251)
Lease termination fee income	6,909	8,706
Change in fair value of contingent consideration	13,000	-
Non-cash charge for interest rate swap	(2,338)	-
Realignment expenses - personnel	(3,782)	-
Loss on non-depreciable assets – mortgage loan receivable	(9,235)	-
Loss on non-depreciable assets – land	(1,109)	-

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

At December 31, 2011, total outstanding debt was $884.7 million of which $132.3 million or 15% was variable rate debt.  If market rates of interest on the variable rate debt fluctuate by 10% (or approximately 36 basis points), the change in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $476,000 annually.

ITEM 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS
PARKWAY PROPERTIES, INC.:

We have audited the accompanying consolidated balance sheets of Parkway Properties, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules II, III and IV. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Parkway Properties, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Parkway Properties, Inc.’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

                                                        /s/ KPMG LLP

Jackson, Mississippi
March 9, 2012

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31	December 31
	2011	2010

Assets
Real estate related investments:
Office and parking properties	$1,084,060	$1,755,310
Land held for development	-	609
Accumulated depreciation	(162,123)	(366,152)
	921,937	1,389,767

Land available for sale	250	750
Mortgage loans	1,500	10,336
	923,687	1,400,853

Receivables and other assets	109,427	132,530
Intangible assets, net	95,628	50,629
Assets held for sale	382,789	-
Management contracts, net	49,597	-
Cash and cash equivalents	75,183	19,670
	$1,636,311	$1,603,682

Liabilities
Notes payable to banks	$132,322	$110,839
Mortgage notes payable	498,012	773,535
Accounts payable and other liabilities	90,341	98,818
Liabilities related to assets held for sale	285,599	-
	1,006,274	983,192

Equity
Parkway Properties, Inc. stockholders’ equity
8.00% Series D Preferred stock, $.001 par value, 5,421,296 and 4,374,896 shares authorized, issued and outstanding in 2011 and 2010, respectively	128,942	102,787
Common stock, $.001 par value, 64,578,704 and 65,625,104 shares authorized in 2011 and 2010, respectively, 21,995,536 and 21,923,610 shares issued and outstanding in 2011 and 2010, respectively	22	22
Common stock held in trust, at cost, 8,368 and 58,134 shares in 2011 and 2010, respectively	(220)	(1,896)
Additional paid-in capital	517,309	516,167
Accumulated other comprehensive loss	(3,340)	(3,003)
Accumulated deficit	(271,104)	(127,575)
Total Parkway Properties, Inc. stockholders’ equity	371,609	486,502
Noncontrolling interests	258,428	133,988
Total equity	630,037	620,490
	$1,636,311	$1,603,682

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31
	2011	2010	2009
Revenues
Income from office and parking properties	$149,000	$95,190	$96,720
Management company income	16,896	1,652	1,870
Total revenues	165,896	96,842	98,590

Expenses
Property operating expenses	61,637	41,268	42,917
Depreciation and amortization	57,002	28,961	28,295
Impairment loss on real estate	6,420	-	8,817
Impairment loss on mortgage loan receivable	9,235	-	-
Change in fair value of contingent consideration	(13,000)	-	-
Management company expenses	13,337	2,756	1,987
General and administrative	18,805	15,318	14,305
Acquisition costs	17,219	846	-
Total expenses and other	170,655	89,149	96,321

Operating income (loss)	(4,759)	7,693	2,269

Other income and expenses
Interest and other income	938	1,487	1,597
Equity in earnings of unconsolidated joint ventures	57	326	445
Gain on involuntary conversion	-	40	823
Gain on sale of real estate	743	-	470
Interest expense	(31,612)	(20,271)	(19,158)

Loss before income taxes	(34,633)	(10,725)	(13,554)

Income tax expense	(56)	(2)	(3)

Loss from continuing operations	(34,689)	(10,727)	(13,557)
Discontinued operations:
Loss from discontinued operations	(195,139)	(11,198)	(8,608)
Gain on sale of real estate from discontinued operations	17,825	8,518	-
Total discontinued operations	(177,314)	(2,680)	(8,608)

Net loss	(212,003)	(13,407)	(22,165)
Net loss attributable to noncontrolling interest	85,100	10,789	10,562

Net loss for Parkway Properties, Inc.	(126,903)	(2,618)	(11,603)
Dividends on preferred stock	(10,052)	(6,325)	(4,800)
Net loss attributable to common stockholders	$(136,955)	$(8,943)	$(16,403)

Net loss per common share attributable to Parkway Properties, Inc.:
Basic:
Loss from continuing operations attributable to Parkway Properties, Inc.	$(1.80)	$(0.76)	$(0.96)
Discontinued operations	(4.57)	0.34	0.11
Basic net loss attributable to Parkway Properties, Inc.	$(6.37)	$(0.42)	$(0.85)

Diluted:
Loss from continuing operations attributable to Parkway Properties, Inc.	$(1.80)	$(0.76)	$(0.96)
Discontinued operations	(4.57)	0.34	0.11
Diluted net loss attributable to Parkway Properties, Inc.	$(6.37)	$(0.42)	$(0.85)
Weighted average shares outstanding:
Basic	21,497	21,421	19,304
Diluted	21,497	21,421	19,304

Amounts attributable to Parkway Properties, Inc. common stockholders:
Loss from continuing operations attributable to Parkway Properties, Inc.	$(38,710)	$(16,203)	$(18,434)
Discontinued operations	(98,245)	7,260	2,031
Net loss attributable to common stockholders	$(136,955)	$(8,943)	$(16,403)

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share data)

	Parkway Properties, Inc. Stockholders
					Accumulated
			Common	Additional	Other
	Preferred	Common	Stock Held	Paid-In	Comprehensive	Accumulated	Noncontrolling	Total
	Stock	Stock	in Trust	Capital	Loss	Deficit	Interests	Equity
Balance at December 31, 2008	$57,976	$15	$(2,895)	$428,367	$(7,728)	$(69,487)	$127,192	$533,440
Comprehensive loss
Net loss	-	-	-	-	-	(11,603)	(10,562)	(22,165)
Change in fair value of interest rate swaps	-	-	-	-	2,836	-	-	2,836
Total comprehensive loss	-	-	-	-	-	-	-	(19,329)
Common dividends declared - $1.30 per share	-	-	-	-	-	(26,070)	-	(26,070)
Preferred dividends declared - $2.00 per share	-	-	-	-	-	(4,800)	-	(4,800)
Share-based compensation	-	-	-	2,581	-	-	-	2,581
Stock offering – 6,250,000 shares of common stock	-	7	-	84,450	-	-	-	84,457
3,921 shares issued in lieu of directors’ fees	-	-	-	58	-	-	-	58
Purchase of Company stock – 3,954 and 860 shares withheld to satisfy tax withholding obligation in connection with the vesting of restricted stock and deferred incentive share units, respectively	-	-	-	(58)	-	-	-	(58)
Distribution of 15,125 shares of common stock, deferred compensation plan	-	-	511	-	-	-	-	511
Contribution of 1,080 shares of common stock, deferred compensation plan	-	-	(15)	-	-	-	-	(15)
Contribution of capital by noncontrolling interests	-	-	-	-	-	-	57	57
Balance at December 31, 2009	57,976	22	(2,399)	515,398	(4,892)	(111,960)	116,687	570,832
Comprehensive loss
Net loss	-	-	-	-	-	(2,618)	(10,789)	(13,407)
Change in fair value of interest rate swaps	-	-	-	-	1,889	-	-	1,889
Total comprehensive loss	-	-	-	-	-	-	-	(11,518)
Common dividends declared - $0.30 per share	-	-	-	-	-	(6,494)	-	(6,494)
Preferred dividends declared - $2.00 per share	-	-	-	-	-	(6,325)	-	(6,325)
Share-based compensation	-	-	-	1,319	-	-	-	1,319
Issuance of 1,974,896 shares of 8.0% Series D preferred stock	44,811	-	-	-	-	-	-	44,811
15,214 shares issued in lieu of Directors’ Fees	-	-	-	285	-	-	-	285
Issuance costs for shelf registration	-	-	-	(14)	-	-	-	(14)
Purchase of Company stock – 42,618 and 1,465 shares withheld to satisfy tax withholding obligation in connection with the vesting of restricted stock and deferred incentive units, respectively	-	-	-	(821)	-	-	-	(821)
Distribution of 17,125 shares of common stock, deferred compensation plan	-	-	578	-	-	-	-	578
Contribution of 4,004 shares of common stock, deferred compensation plan	-	-	(75)	-	-	-	-	(75)
Contribution of capital by noncontrolling interests	-	-	-	-	-	-	27,912	27,912
Purchase of noncontrolling interest’s share in Parkway Moore, LLC	-	-	-	-	-	(178)	178	-
Balance at December 31, 2010	102,787	22	(1,896)	516,167	(3,003)	(127,575)	133,988	620,490
Comprehensive loss
Net loss	-	-	-	-	-	(126,903)	(85,100)	(212,003)
Change in fair value of interest rate swaps	-	-	-	-	(337)	-	(7,794)	(8,131)
Total comprehensive loss	-	-	-	-	-	-	-	(220,134)
Common dividends declared - $0.30 per share	-	-	-	-	-	(6,574)	-	(6,574)
Preferred dividends declared - $2.00 per share	-	-	-	-	-	(10,052)	-	(10,052)
Share-based compensation	-	-	-	1,341	-	-	-	1,341
Issuance of 1,046,400 shares of 8.0% Series D Preferred stock	26,155	-	-	-	-	-	-	26,155
17,636 shares issued in lieu of Directors’ Fees	-	-	-	198	-	-	-	198
Purchase of company stock - 19,133 and 1,656 shares withheld to satisfy tax withholding obligation in connection with the vesting of restricted stock and deferred incentive share units, respectively	-	-	-	(397)	-	-	-	(397)
Distribution 51,827 shares of common stock from deferred compensation plan	-	-	1,713	-	-	-	-	1,713
Contribution of 2,061 shares of common stock to deferred
compensation plan	-	-	(37)	-	-	-	-	(37)
Contribution of capital by noncontrolling interests	-	-	-	-	-	-	287,501	287,501
Distribution of capital to noncontrolling interest	-	-	-	-	-	-	(43,546)	(43,546)
Reclassification of Partnership Operating Units	-	-	-	-	-	-	29	29
Sale of noncontrolling interest in Parkway Properties Office Fund, L.P.	-	-	-	-	-	-	(26,650)	(26,650)

Balance at December 31, 2011	$128,942	$22	$(220)	$517,309	$(3,340)	$(271,104)	$258,428	$630,037

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31
	2011	2010	2009
Operating activities
Net loss	$(212,003)	$(13,407)	$(22,165)
Adjustments to reconcile net loss to cash
provided by operating activities:
Depreciation and amortization	57,002	28,961	28,295
Depreciation and amortization – discontinued operations	54,148	63,350	64,431
Amortization of above (below) market leases	2,955	(163)	(163)
Amortization of above (below) market leases-discontinued operations	(1,865)	(403)	214
Amortization of loan costs	2,144	1,713	2,319
Amortization of mortgage loan discount	(400)	(710)	(607)
Share-based compensation expense	1,341	1,319	2,581
Deferred income tax benefit	(430)	-	-
Operating distributions from unconsolidated joint ventures	507	-	392
Gain on sale of real estate investments	(18,568)	(8,558)	(1,293)
Non-cash impairment loss on real estate	6,420	-	8,817
Non-cash impairment loss on real estate-discontinued operations	189,940	4,120	-
Non-cash impairment loss on mortgage loan receivable	9,235	-	-
Non-cash gain on mortgage loan payable	(8,601)	-	-
Equity in earnings of unconsolidated joint ventures	(57)	(326)	(445)
Change in fair value of contingent consideration	(13,000)	-	-
Increase in deferred leasing costs	(16,947)	(13,425)	(16,348)
Changes in operating assets and liabilities:
Change in receivables and other assets	(19,737)	(4,194)	3,678
Change in accounts payable and other liabilities	3,443	9,782	228
Cash provided by operating activities	35,527	68,059	69,934

Investing activities
Distributions from unconsolidated joint ventures	3,201	-	-
Investment in real estate	(491,279)	(36,498)	1,033
Investment in other assets	(3,500)	-	-
Investment in management company	(32,400)	-	-
Proceeds from sale of real estate	200,193	4,758	15,542
Proceeds from property insurance settlement	-	-	1,984
Real estate development	-	-	(5,329)
Improvements to real estate	(41,811)	(36,335)	(28,420)
Cash used in investing activities	(365,596)	(68,075)	(15,190)

Financing activities
Principal payments on mortgage notes payable	(106,567)	(140,499)	(35,381)
Proceeds from mortgage notes payable	222,013	70,000	18,500
Proceeds from bank borrowings	286,655	143,750	35,742
Payments on bank borrowings	(265,172)	(132,911)	(121,682)
Debt financing costs	(4,858)	(1,004)	(406)
Purchase of Company stock	(397)	(821)	(58)
Dividends paid on common stock	(6,552)	(6,448)	(25,794)
Dividends paid on preferred stock	(9,529)	(5,787)	(4,800)
Contributions from noncontrolling interest partners	287,501	27,912	57
Distributions to noncontrolling interest partners	(43,546)	-	-
Proceeds from stock offering	26,034	44,797	84,457
Cash provided by (used in) financing activities	385,582	(1,011)	(49,365)

Change in cash and cash equivalents	55,513	(1,027)	5,379

Cash and cash equivalents at beginning of year	19,670	20,697	15,318

Cash and cash equivalents at end of year	$75,183	$19,670	$20,697

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE A - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying financial statements are prepared following U.S. generally accepted accounting principles (“GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”).

The consolidated financial statements include the accounts of Parkway Properties, Inc. ("Parkway" or "the Company"), its wholly-owned subsidiaries and joint ventures in which the Company has a controlling interest.  The other partners’ equity interests in the consolidated joint ventures are reflected as noncontrolling interests in the consolidated financial statements.  Parkway also consolidates subsidiaries where the entity is a variable interest entity (“VIE”) and Parkway is the primary beneficiary and has the power to direct the activities of the VIE and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.  At December 31, 2011 and 2010, Parkway did not have any VIEs that required consolidation.  All significant intercompany transactions and accounts have been eliminated in the accompanying financial statements.

The Company also consolidates certain joint ventures where it exercises control over major operating and management decisions, or where the Company is the sole general partner and the limited partners do not possess kick-out rights or other substantive participating rights.  The equity method of accounting is used for those joint ventures that do not meet the criteria for consolidation and where Parkway exercises significant influence but does not control these joint ventures.

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

Balances of major classes of depreciable assets (in thousands) and their respective estimated useful lives are:

		December 31	December 31
Asset Category	Estimated Useful Life	2011	2010
Land	Non-depreciable	$116,598	$176,614
Buildings and garages	40 years	801,619	1,278,275
Building improvements	7 to 40 years	53,909	121,540
Tenant improvements	Lesser of useful life or term of lease	111,934	178,881
		$1,084,060	$1,755,310

        Depreciation expense, including amounts recorded in discontinued operations, related to these assets of $76.5 million, $67.4 million, and $67.6 million was recognized in 2011, 2010 and 2009, respectively.

The Company evaluates its real estate assets upon occurrence of significant adverse changes in its operations to assess whether any impairment indicators are present that affect the recovery of the carrying amount.  The carrying amount includes the net book value of tangible and intangible assets.  Real estate assets are classified as held for sale or held and used.  Parkway records assets held for sale at the lower of carrying amount or fair value less cost to sell.  With respect to assets classified as held and used, Parkway recognizes an impairment loss if the carrying amount is not recoverable and exceeds the sum of undiscounted future cash flows expected to result from the use and eventual disposition of the asset.  The cash flow and fair value estimates are based on assumptions about employing the asset for its remaining useful life.  Factors considered in projecting future cash flows include but are not limited to:  existing leases, future leasing and terminations, market rental rates, capital improvements, tenant improvements, leasing commissions, inflation and other known variables.  This market information is considered a Level 3 input as defined by Accounting Standards Certification (“ASC”) 820, “Fair Value Measurements and Disclosures,” (“ASC 820”).  Upon impairment, Parkway recognizes an impairment loss to reduce the carrying value of the real estate asset to the estimate of its fair value.

The Company recognizes gains from sales of real estate upon the realization at closing of the transfer of rights of ownership to the purchaser, receipt from the purchaser of an adequate cash down payment and adequate continuing investment by the purchaser.

The Company classifies certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions to close in the next twelve months.  The Company considers an office property as held for sale once it has executed a contract for sale, allowed the buyer to complete its due diligence review and received a substantial non-refundable deposit.  Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer’s obligation to perform have been satisfied, the Company does not consider a sale to be probable.  When the Company identifies an asset as held for sale, it estimates the net realizable value of such asset and discontinues recording depreciation on the asset.  The Company records assets held for sale at the lower of carrying amount or fair value less cost to sell.

Land available for sale (see Note D) is carried at cost and is subject to evaluation for impairment.

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

The Company may engage independent third-party appraisers to perform the valuations used to determine the fair value of these identifiable tangible and intangible assets.  These valuations and appraisals use commonly employed valuation techniques, such as discounted cash flow analyses. Factors considered in these analyses include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases. Parkway also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods depending on specific local market conditions and depending on the type of property acquired. Additionally, Parkway estimates costs to execute similar leases including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

The fair value of above or below market in-place lease values is the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and the estimated current market lease rate expected over the remaining non-cancelable life of the lease.  The capitalized above market lease values are amortized as a reduction of rental income over the remaining term of the respective leases. The capitalized below market lease values are amortized as an increase to rental income over the remaining term of the respective leases.  Total amortization for above and below market leases, excluding amounts classified as discontinued operations, was a net reduction of rental income of $3.0 million for the year ended December 31, 2011, and a net increase of rental income of $163,000 for each of the years ended December 31, 2010 and 2009.

Amortization of above and below market leases is projected as a net decrease to rental income as follows for the next five years (in thousands):

Amount
2012	$(3,507)
2013	(3,638)
2014	(2,375)
2015	(2,018)
2016	(2,008)

Included in the total amortization of above and below market leases above is a net increase to rental income of $679,000 associated with properties held for sale at December 31, 2011.

The fair value of customer relationships represents the quantifiable benefits related to developing a relationship with the current customer.  Examples of these benefits would be growth prospects for developing new business with the existing customer, the ability to attract similar customers to the building, the customer’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.  Management believes that there would typically be little value associated with customer relationships that is in excess of the value of the in-place lease and their typical renewal rates.  Any value assigned to customer relationships is amortized over the remaining terms of the respective leases plus any expected renewal periods as a lease cost amortization expense.  Currently, the Company has no value assigned to customer relationships.

The fair value of at market in-place leases is the present value associated with re-leasing the in-place lease as if the property was vacant.  Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases.  In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods.  The value of at market in-place leases is amortized as a lease cost amortization expense over the expected life of the lease.  Total amortization expense for the value of in-place leases, excluding amounts classified as discontinued operations, was $12.3 million, $5.2 million and $3.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Amortization expense for the value of in-place leases is projected as follows for the next five years (in thousands):

Amount
2012	$11,686
2013	9,505
2014	7,725
2015	6,760
2016	5,334

Included in total amortization expense for the value of in-place leases is $4.2 million associated with properties held for sale at December 31, 2011.

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

Goodwill

During 2011, the Company early adopted Accounting Standards Updated (“ASU”) 2011-08, which allows an entity to first assess the qualitative factors in determining when a two-step quantitative goodwill impairment test is necessary.  If an entity determines, based on qualitative factors, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would then be required to calculate the fair value of the reporting entity.  During 2011, the Company assessed certain qualitative factors and determined that it was not necessary to perform the second step of the quantitative impairment test and determined that there was no goodwill impairment in 2011.  The Company acquired goodwill in 2011 when it closed on the agreement with Eola Capital, LLC and related entities (“Eola”) in which Eola contributed its property management company to Parkway (see further discussion in Note B).

Mortgage Loans Receivable

Parkway records its mortgage loans receivable at the stated principal amount net any premium or discount.  At December 31, 2011 and 2010, the carrying amount of mortgage loans receivable was $1.5 million and $10.3 million, respectively.  The Company recognizes the premium or discount over the life of the mortgage loan using the effective interest method.  Parkway evaluates the collectability of principal and interest on its mortgage loans, if circumstances warrant, to determine whether it is impaired.  A loan is impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms.  When a loan is impaired, the amount of the loss provision is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flow at the loan’s effective interest rate.

During the year ended December 31, 2011, the Company recorded a non-cash impairment loss on a mortgage loan of $9.2 million in connection with the B participation piece of a first mortgage secured by an 844,000 square foot office property in Dallas, Texas known as 2100 Ross.  The borrower is currently in default on the first mortgage and based on current information, the Company does not believe it will recover its investment in the loan.  Therefore, Parkway has written off its investment in the mortgage loan.  The Company’s original cash investment in the loan was $6.9 million and was purchased in November 2007.

Investment in Unconsolidated Joint Ventures

At December 31, 2011 and 2010, Parkway had a noncontrolling interest in one and three unconsolidated joint ventures, respectively, which are accounted for using the equity method of accounting.  Therefore, Parkway reports its share of income and losses based on its economic interest in these entities, as measured by its ownership interest or expected cash distributions if materially different than distributions based on ownership interest.  Parkway classifies its interests as investments in unconsolidated joint ventures when it holds less than a majority voting interest in the entity and does not have control, based on the terms of the joint venture agreements, to make decisions about the entities’ significant activities such as major leases, encumbering the entities with debt, major capital expenditures and whether to dispose of the entities.

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

Noncontrolling Interest

Noncontrolling Interest – Real Estate Partnerships

At December 31, 2011 and 2010, the Company has an interest in two joint ventures whose operations are included in its consolidated financial statements. These joint ventures were originally structured such that the Company would own a 25% and 30% interest in Parkway Properties Office Fund, LP (“Fund I”) and Parkway Properties Office Fund II, LP (“Fund II”), respectively.

Parkway serves as the general partner of Fund I and provides asset management, property management, leasing and construction management services to the fund, for which it is paid market-based fees.  Cash distributions from the fund are made to each joint venture partner based on their actual percentage of ownership in the fund.  Since Parkway is the sole general partner and has the authority to make major decisions on behalf of the fund, Parkway is considered to have a controlling interest.  Accordingly, Parkway is required to consolidate the fund in its consolidated financial statements.  At February 15, 2008, Fund I was fully invested.  Parkway has entered into an agreement to sell the Fund I portfolio, comprised of 2.7 million square feet and 13 office properties, to its partner in the fund.  At December 31, 2011, nine of the office properties, which represent a majority of the Fund I portfolio, had been sold.  Additionally, on March 1, 2012, the Company completed the sale of its interest in Renaissance Center, a 190,000 square foot office property located in Memphis, Tennessee.  The sale of the remaining three assets in the Fund I portfolio is expected to close during the first half of 2012.

Parkway serves as the general partner of Fund II and provides asset management, property management, leasing and construction management services for the fund, for which it will be paid market-based fees.  Cash distributions from the fund will be made to each joint venture partner based on the actual percentage of ownership in the fund.  Since Parkway is the sole general partner and has the authority to make major decisions on behalf of the fund, Parkway is considered to have a controlling interest.  Accordingly, Parkway is required to consolidate the fund in its consolidated financial statements.  At February 10, 2012, Fund II was fully invested.

Noncontrolling interest in real estate partnerships represents the other partners’ proportionate share of equity in the partnerships discussed above at December 31, 2011 and 2010.  Income is allocated to noncontrolling interest based on the weighted average percentage ownership during the year.

Revenue Recognition

Revenue from real estate rentals is recognized on a straight-line basis over the terms of the respective leases.  The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as straight-line rent receivable on the accompanying balance sheets.  The straight-line rent adjustment increased revenue by $6.0 million, $1.4 million and $1.9 million in 2011, 2010 and 2009, respectively.

When the Company is the owner of the customer improvements, the leased space is ready for its intended use when the customer improvements are substantially completed. In limited instances, when the customer is the owner of the customer improvements, straight-line rent is recognized when the customer takes possession of the unimproved space.

The leases also typically provide for customer reimbursement of a portion of common area maintenance and other operating expenses.  Property operating cost recoveries from customers (“expense reimbursements”) are recognized as revenue in the period in which the expenses are incurred.  The computation of expense reimbursements is dependent on the provisions of individual customer leases.  Most customers make monthly fixed payments of estimated expense reimbursements.  The Company makes adjustments, positive or negative, to expense reimbursement income quarterly to adjust the recorded amounts to the Company’s best estimate of the final property operating costs based on the most recent quarterly budget.  After the end of the calendar year, the Company computes each customer’s final expense reimbursements and issues a bill or credit for the difference between the actual amount and the amounts billed monthly during the year.

Management company income represents market-based fees earned from providing management, construction, leasing, brokerage and acquisition services to third parties. Management fee income is computed and recorded monthly in accordance with the terms set forth in the stand alone management service agreements. Leasing and brokerage commissions are recognized pursuant to the terms of the stand-alone agreements at the time underlying leases are signed, which is the point at which the earnings process is complete and collection of the fees is reasonably assured. Fees relating to the purchase or sale of property are recognized when the earnings process is complete and collection of the fees is reasonably assured, which usually occurs at closing. All fees on Company-owned properties and consolidated joint ventures are eliminated in consolidation.  The Company recognizes its share of fees earned from unconsolidated joint ventures in management company income.

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

On May 12, 2011, the Board of Directors approved Parkway’s 2011 Employee Inducement Award Plan that authorized the grant of up to 149,573 restricted shares and/or deferred incentive share units to employees and directors of the Company in connection with the combination with Eola.  The Plan shall continue in effect until the earlier of (a) its termination by the Board or (b) the date on which all of the shares of stock available for issuance under the Plan have been issued; provided that awards outstanding on that date shall survive in accordance with their terms.

Compensation expense, including estimated forfeitures, for service-based awards is recognized over the expected vesting period.  The total compensation expense for the long-term equity incentive awards is based upon the fair value of the shares on the grant date, adjusted for estimated forfeitures.  Time-based restricted shares and deferred incentive share units are valued based on the New York Stock Exchange closing market price of Parkway common shares (NYSE ticker symbol, PKY) as of the date of grant.  The grant date fair value for awards that are subject to market conditions is determined using a simulation pricing model developed to specifically accommodate the unique features of the awards.

Restricted shares and deferred incentive share units are forfeited if an employee leaves the Company before the vesting date, except in the case of the employee’s death or permanent disability or upon termination following a change of control. Shares and/or units that are forfeited become available for future grant under the 2010 Equity Plan.

The Company also adopted a long-term cash incentive that was designed to reward significant outperformance over the three year period which began July 1, 2010.  The total compensation expense for the long-term cash incentive awards is based upon the estimated fair value of the award on the grant date and adjusted as necessary each reporting period.  The long-term cash incentive awards are accounted for as a liability-classified award on the Company’s 2011 and 2010 consolidated balance sheets.  The grant date and quarterly fair value estimates for awards that are subject to a market condition are determined using a simulation pricing model developed to specifically accommodate the unique features of the awards.

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

Effective May 18, 2011, the Company acquired the Eola Management Company and contributed the entity into a wholly-owned taxable REIT subsidiary “TRS”.  In connection with the purchase of the Eola Management Company, the TRS recorded a deferred income tax liability of $14.8 million.  The TRS pays income taxes at the federal and state level.

Net Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding for the year.  In arriving at net loss attributable to common stockholders, preferred stock dividends are deducted.  Diluted EPS reflects the potential dilution that could occur if share equivalents such as employee stock options, restricted shares and deferred incentive share units were exercised or converted into common stock that then shared in the earnings of Parkway.

The computation of diluted EPS is as follows:

	Year Ended December 31
	2011	2010	2009
	(in thousands, except per share data)
Numerator:
Basic and diluted net loss
attributable to common stockholders	$(136,995)	$(8,943)	$(16,403)
Denominator:
Basic and diluted weighted average shares	21,497	21,421	19,304
Diluted net loss per share attributable to
Parkway Properties, Inc.	$(6.37)	$(0.42)	$(0.85)

The computation of diluted EPS for 2011, 2010 and 2009 did not include the effect of employee stock options, deferred incentive share units and restricted shares because their inclusion would have been anti-dilutive.

Reclassifications

Certain reclassifications have been made in the 2010 and 2009 consolidated financial statements to conform to the 2011 classifications with no impact on previously reported net income or equity.

During 2011, the Company changed its method of allocating certain general and administrative expenses to property operating expenses.  Certain reclassifications have been made in the 2010 and 2009 consolidated financial statements to conform to the 2011 classifications with no impact on previously reported net income or equity.  The change resulted in an increase in general and administrative expenses of $8.0 million in 2010 and $8.2 million in 2009.  These expenses were previously allocated to property operating expenses.

Subsequent Events

The Company has evaluated all subsequent events through the issuance date of the consolidated financial statements.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”, which change the wording used to describe the requirements in U.S. GAAP for measuring fair value, changes certain fair value measurement principles and enhances disclosure requirements for fair value measurements.  The FASB does not intend for ASU 2011-04 to result in a change in the application of the requirements in ASC 820.  The requirements of ASU 2011-04 will be effective prospectively for interim and annual periods beginning after December 15, 2011.  The Company is currently evaluating the impact of ASU 2011-04 on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income”, which modifies reporting requirements for comprehensive income in order to increase the prominence of items reported in other comprehensive income in the financial statements.  ASU 2011-05 requires presentation of either a single continuous statement of comprehensive income or two separate, but consecutive statements in which the first statement presents net income and its components followed by a second statement that presents total other comprehensive income, the components of other comprehensive income, and total comprehensive income. The requirements of ASU 2011-05 will be effective for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of ASU 2011-05 on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, which allows an entity to first assess qualitative factors in determining when a two-step quantitative goodwill impairment test is necessary.  If an entity determines, based on qualitative factors, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would then be required to calculate the fair value of the reporting unit.  The requirements of ASU 2011-08 will be effective for annual reporting periods beginning after December 15, 2011, but early adoption is permitted.  At December 31, 2011, the Company had implemented ASU 2011-08.

Unaudited Statistical Information

The square feet and percentage leased statistics presented in Notes B, F and G are unaudited.

Note B - Investment in Office and Parking Properties

Included in investment in office and parking properties at December 31, 2011 are 36 office and parking properties located in ten states with an aggregate of 8.6 million square feet of leasable space.  This excludes office properties in unconsolidated joint ventures and office properties classified as held for sale.

The contract purchase price, excluding closing costs and other adjustments, of office properties or additional office property interests acquired during the year ended December 31, 2011 is as follows:

Cost
Market Location	(in thousands)
Atlanta, GA	$212,250
New Orleans, LA	250
Jacksonville, FL	18,500
Tampa, FL	68,375
Orlando, FL	67,750
Phoenix, AZ	39,400
Philadelphia, PA	180,375
$586,900

The Company’s acquisitions are accounted for using the acquisition method.  The results of each acquired property are included in the Company’s results of operations from their respective purchase dates.

Summary of Acquisitions

On January 21, 2011, the Company and Fund II acquired the office and retail portion of 3344 Peachtree located in the Buckhead submarket of Atlanta for $167.3 million.  3344 Peachtree contains approximately 483,000 square feet of office and retail space and includes an adjacent eleven-story parking structure.  Funds II’s investment in the property totaled $160.0 million, with Parkway funding the remaining $7.3 million.  Due to Parkway’s additional investment, the Company’s effective ownership in the property is 33.03%.  An additional $2.6 million is expected to be spent for closing costs, building improvements, leasing costs and customer improvements during the first two years of ownership.  Simultaneous with closing, Fund II assumed the $89.6 million existing non-recourse first mortgage loan, which matures on October 1, 2017, and carries a fixed interest rate of 4.8%.  In accordance with GAAP, the mortgage loan was recorded at $87.2 million to reflect the value of the instrument based on a market interest rate of 5.25% on the date of purchase.  Parkway’s equity contribution in the investment is $25.5 million and was funded through availability under the Company’s senior unsecured revolving credit facility.

On February 4, 2011, the Company purchased its partner’s 50% interest in the Wink-Parkway Partnership (“Wink JV”) for $250,000.  The Wink JV was established for the purpose of owning the Wink Building, a 32,000 square foot office property in New Orleans, Louisiana.  Upon completing the purchase of its partner’s interest, Parkway now owns 100% of the Wink Building.

On March 31, 2011, Fund II purchased 245 Riverside located in the central business district of Jacksonville, Florida for $18.5 million.  245 Riverside contains approximately 135,000 square feet of office space.  An additional $1.6 million is expected to be spent for closing costs, building improvements, leasing costs and customer improvements during the first two years of ownership.  In connection with the purchase, Fund II placed a $9.3 million non-recourse first mortgage loan secured by the property with an initial 36 month interest only period and a maturity date of March 31, 2019.  The mortgage loan has a stated rate of LIBOR plus 200 basis points.  In connection with the mortgage loan, Fund II entered into an interest rate swap agreement that fixes the interest rate at 5.3% through September 30, 2018. Parkway’s equity contribution of $2.8 million was funded through availability under the Company’s senior unsecured revolving credit facility. Parkway’s effective ownership interest in this asset is 30%.

On April 8, 2011, Fund II purchased Corporate Center Four at International Plaza (“Corporate Center Four”) located in the Westshore submarket of Tampa, Florida for $45.0 million.  Corporate Center Four contains approximately 250,000 square feet of office space.  An additional $5.6 million is expected to be spent for closing costs, building improvements, leasing costs and customer improvements during the first two years of ownership.  In connection with the purchase, Fund II placed a $22.5 million non-recourse mortgage loan with an initial 36 month interest only period and a maturity date of April 8, 2019.  The mortgage loan has a stated rate of LIBOR plus 200 basis points.  In connection with the mortgage loan, Fund II entered into an interest rate swap agreement that fixes the interest rate at 5.4% through October 8, 2018.  Parkway’s equity contribution of $6.8 million was funded through availability under the Company’s senior unsecured revolving credit facility.  Parkway’s effective ownership interest in this asset is 30%.

On May 18, 2011, Fund II completed the closing of its purchase of four additional office properties for $316.5 million.  The four properties include Two Liberty Place in Philadelphia, Two Ravinia Drive in Atlanta, Bank of America Center in Orlando, and Cypress Center I, II and III (“Cypress Center”) in Tampa.  The properties contain approximately 2.1 million square feet of office space, and an additional $20.9 million is expected to be spent for closing costs, building improvements, leasing costs and customer improvements during the first two years of ownership.  An existing institutional investor in Two Liberty Place retained an 11% ownership in the property.  Parkway’s pro rata share of Two Liberty Place is 19% and Parkway’s partner in Fund II owns the remaining 70% interest.  Fund II acquired 100% of the remaining three assets, with Parkway’s ownership at 30%.  In connection with the purchases, Fund II placed separate non-recourse mortgage loans on each property totaling $158.3 million with a weighted average interest rate of 5.0%, initial 36 month interest only periods, and maturity dates ranging from May 2016 to June 2019 (see Note F – Notes Payable, for details regarding the interest rate swaps associated with these mortgage loans).  Parkway’s equity contribution of $37.6 million was funded through availability under the Company’s senior unsecured revolving credit facility.

On June 30, 2011, Fund II purchased Hayden Ferry Lakeside I (“Hayden Ferry I”) located in the Tempe submarket of Phoenix, Arizona, for $39.4 million.  Hayden Ferry I contains approximately 203,000 square feet of office space.  An additional $4.3 million is expected to be spent for closing costs, building improvements, leasing costs and customer improvements during the first two years of ownership.  Fund II obtained a $22.0 million non-recourse mortgage loan with a fixed interest rate of 4.5%, an initial 36 month interest only period, and a maturity date of July 25, 2018.  Parkway's equity contribution of $5.2 million was funded through availability under the Company’s senior unsecured revolving credit facility.  Parkway’s effective ownership interest in this asset is 30%.

The allocation of purchase price related to intangible assets and liabilities and weighted average amortization period (in years) for each class of asset or liability for 3344 Peachtree, 245 Riverside, Corporate Center Four, Two Liberty Place, Two Ravinia Drive, Bank of America Center, Cypress Center and Hayden Ferry I is as follows (in thousands, except weighted average life):

	Amount	Weighted Average Life
Land	$66,267	N/A
Buildings	380,147	40
Tenant improvements	45,267	6
Lease commissions	26,913	6
Lease in place value	41,195	6
Above market leases	27,428	7
Below market leases	(4,955)	13
Other	2,388	7
Mortgage assumed	(87,225)	7

On May 18, 2011, the Company closed on the agreement with Eola Capital, LLC and related entities (“Eola”) in which Eola contributed its Property Management Company (the “Management Company”) to Parkway.  Eola’s principals contributed the Management Company to Parkway for initial consideration of $32.4 million in cash and Eola’s principals have the opportunity to earn up to 1.8 million units of limited partnership interest in Parkway’s operating partnership (“OP Units”) through an earn-out and earn-up arrangement based on the achievement by the Management Company of targeted annual gross fee revenue and/or share price levels during an initial period for the balance of 2011.  On December 30, 2011, Parkway and the former Eola principals amended certain post-closing provisions of the contribution agreement to provide, among other things, that if the Management Company achieved annual revenues in excess of the original 2011 target, all OP Units subject to the 2011 earn-out, the 2012 earn-out and the earn-up will be deemed earned and paid when the 2011 earn-out payment is made. The earn-out and earn-up consideration is accounted for as a liability and therefore, any changes in fair value is measured through profit and loss each reporting date until the contingency is resolved. The target gross fee revenue target for 2011 was achieved and the 1.8 million OP Units were earned and issued on February 28, 2012. All OP Units are redeemable for cash, or at Parkway’s option, for shares of Parkway stock on a one-for-one basis. The Management Company was contributed to a wholly-owned taxable REIT subsidiary and therefore, the Company began incurring income tax expenses upon closing of the agreement. The Management Company currently manages assets totaling approximately 11.4 million square feet. Parkway funded the cash consideration for the Management Company contribution with operating cash flow, proceeds from the disposition of office properties, proceeds from an equity issuance and amounts available under the Company’s credit facilities. For details regarding the Management Company’s purchase price allocation see “Note E – Management Contracts.”

The unaudited pro forma effect on the Company’s results of operations for the purchase of 3344 Peachtree, 245 Riverside, Corporate Center Four, Two Liberty Place, Two Ravinia Drive, Bank of America Center, Cypress Center, Hayden Ferry I and the Management Company as if the purchase had occurred on January 1, 2010 is as follows (in thousands, except per share data):

	Year Ended
	December 31
	2011	2010
Revenues	$197,065	$183,485
Net loss attributable to common stockholders	$(129,783)	$(13,111)
Basic net loss attributable to common stockholders	$(6.04)	$(0.61)
Diluted net loss attributable to common stockholders	$(6.04)	$(0.61)

Included in the Company’s consolidated financial statements for the year ended December 31, 2011 were revenues and net income attributable to common stockholders from 2011 acquisitions of $68.4 million and $11.2 million, respectively.

On January 11, 2012, Fund II purchased The Pointe, a 252,000 square foot Class A office building in the Westshore submarket of Tampa, Florida.  The gross purchase price for The Pointe was $46.9 million and Parkway’s ownership share is 30%.  Parkway's equity contribution of $7.0 million was funded through availability under the Company’s senior unsecured revolving credit facility.

On February 10, 2012, Fund II purchased Hayden Ferry Lakeside II (“Hayden Ferry II”), a 300,000 square foot Class A+ office building located in the Tempe submarket of Phoenix, and directly adjacent to Hayden Ferry I purchased by Fund II in the second quarter of 2011.  The gross purchase price is $86.0 million and Parkway’s ownership share is 30%.  Simultaneous with the purchase, Fund II closed a $50.0 million non-recourse first mortgage with a maturity date of July 2018.  The mortgage has an initial fixed interest rate of 5.0%, which is scheduled to decline in stated increments over the first four years of the term, with the decline in the fourth year of the term subject to achieving a defined debt yield hurdle, at which time the rate will remain fixed through maturity.  The mortgage loan secured by Hayden Ferry I has been amended such that it is now cross-collateralized and cross-defaulted and is coterminous with the mortgage loan secured by Hayden Ferry II.  Parkway’s equity contribution of $10.8 million was initially funded through availability under the Company's existing senior unsecured revolving credit facility.  This investment completed the total investment of Fund II.

Summary of Dispositions

On May 11, 2011, the Company sold 233 North Michigan, a 1.1 million square foot office property in Chicago, Illinois, for a gross sales price of $162.2 million.  At closing, the Company repaid the $84.6 million first mortgage secured by the property that was scheduled to mature in July 2011.  Parkway received net cash proceeds after repayment of the mortgage loan of $74.0 million, which were used to reduce amounts outstanding under the Company’s senior unsecured revolving credit facility.  The Company recognized a gain on extinguishment of debt of $302,000, which is classified as income from discontinued operations and a gain on the sale of real estate from discontinued operations of $4.3 million during the second quarter of 2011.  All income from 233 North Michigan has been classified as discontinued operations for all current and prior periods presented.

On July 6, 2011, RubiconPark II, LLC, sold Maitland 200, a 204,000 square foot office property located in the Maitland submarket of Orlando, for a gross sale price of $23 million.  The $16.9 million mortgage loan secured by the property was repaid upon closing.  Parkway owned a 20% interest in the property and received a priority distribution after the repayment of secured debt of $2.8 million, which was used to reduce amounts outstanding under the Company's senior unsecured revolving credit facility. The Company recognized a gain on the sale of $743,000 during the third quarter of 2011. Additionally, the Company retained management of the property and therefore, the gain was recorded in continuing operations.

On July 19, 2011, the Company sold Greenbrier Towers I & II, two office properties totaling 172,000 square feet in Hampton Roads, Virginia, for a gross sale price of $16.7 million.  The sale represented the Company’s exit from this market.  The properties were unencumbered by debt at the time of the sale.  Parkway received $16.1 million in net proceeds at closing, which were used to reduce amounts outstanding under the Company's senior unsecured revolving credit facility.  The Company recognized a gain on the sale of real estate from discontinued operations of $1.2 million during the third quarter of 2011.  All income from Greenbrier Towers I & II has been classified as discontinued operations for all current and prior periods presented.

On August 16, 2011, the Company sold Glen Forest, an 81,000 square foot office property in Richmond, Virginia, for a gross sale price of $9.3 million.  The property was unencumbered by debt at the time of the sale.  Parkway received $8.9 million in net proceeds at closing, which were used to reduce amounts outstanding under the Company's senior unsecured revolving credit facility.  The Company recognized a gain on the sale of real estate from discontinued operations of $1.1 million during the third quarter of 2011.  All income from Glen Forest has been classified as discontinued operations for all current and prior periods presented.

On September 8, 2011, the Company sold Tower at 1301 Gervais, a 298,000 square foot office property in Columbia, South Carolina, for a gross sale price of $19.5 million.  The property was unencumbered by debt at the time of the sale.  Parkway received $17.9 million in net proceeds at closing, which were used to reduce amounts outstanding under the Company's senior unsecured revolving credit facility.  The Company recognized a total non-cash impairment loss of $2.7 million during the year ended December 31, 2011.  This impairment loss and all income from current and prior periods have been classified as discontinued operations.

On December 9, 2011, Parkway conveyed the deed in lieu of foreclosure on Wells Fargo, a 134,000 square foot office building in Houston, Texas.  In association with the deed in lieu of foreclosure, the Company recognized an $8.6 million non-cash gain associated with the forgiveness of the mortgage loan secured by this property.  During the year ended December 31, 2011, the Company recognized a total impairment loss of $11.6 million. This impairment loss and all income from the Wells Fargo building has been classified as discontinued operations for all current and prior periods presented.

On December 31, 2011, the Company completed the sale of its interest in nine assets in the Fund I portfolio to Ohio PERS.  The completed sale of Fund I assets included nine properties totaling approximately 2.0 million square feet in five markets, representing a majority of the Fund I assets.  Additionally, on March 1, 2012, the Company completed the sale of its interest in Renaissance Center, a 190,000 square foot office property located in Memphis, Tennessee.  The sale of the remaining three assets in the Fund I portfolio is expected to close during the first half of 2012, subject to obtaining necessary lender consents in connection with the existing mortgage loans and customary closing conditions.  Parkway received approximately $11.3 million in net proceeds at the initial closing of the Fund I assets, which were used to reduce amounts outstanding under the Company's senior unsecured revolving credit facility.

The gross sale price for all Fund I assets, including the properties that have yet to close, is $344.3 million.  The Fund I assets had a total of $292.3 million in non-recourse mortgage loans, of which $82.5 million was Parkway’s share, with a weighted average interest rate of 5.6%.  On March 1, 2012, in connection with the sale of Renaissance Center, the buyer assumed the $15.6 million non-recourse mortgage loan, of which $3.9 million was Parkway’s share.  The remaining three assets in the Fund I portfolio have a total of $61.3 million in non-recourse mortgage loans, of which $15.3 million is Parkway’s share, which will be assumed by the buyer upon closing during the first half of 2012.

In connection with the completed and pending sale of the Fund I assets, the Company recorded an impairment loss in 2011 in discontinued operations totaling $105.4 million, of which $29.3 million was Parkway’s share and a gain on sale of real estate from discontinued operations of $11.3 million, of which $3.2 million was Parkway’s share.  Additionally, Parkway recorded a loss on extinguishment of debt in discontinued operations of $966,000, of which $276,000 was Parkway’s share.  All income from the Fund I assets has been classified as discontinued operations for all current and prior periods presented.

On January 6, 2012, the Company sold Falls Pointe, a 107,000 square foot office building in Atlanta, Georgia, for gross proceeds of $6.0 million and Parkway’s ownership share was 30%.  Since Falls Pointe was classified as held for sale at December 31, 2011, all income related to this property has been classified as discontinued operations for all current and prior periods presented.

On January 9, 2012, the Company sold 111 East Wacker, a 1.0 million square foot office building in Chicago, Illinois, for gross proceeds of $150.6 million.  A non-cash impairment loss totaling $19.1 million was recognized during the year ended December 31, 2011.  This impairment loss and all income from 111 East Wacker have been classified as discontinued operations for all current and prior periods presented.

The Company is under contract to sell a non-core portfolio of 15 assets (the “Non-Core Portfolio”) in Jackson, Memphis and Richmond for a gross sale price of $147.5 million.  The sale is expected to close by the end of the first quarter of 2012, subject to the buyer’s successful assumption of certain existing mortgage loans and customary closing conditions.  Accordingly, income from this portfolio of assets has been classified as discontinued operations for all current and prior periods presented.   During the fourth quarter 2011, the Company recognized an impairment loss on this portfolio totaling $57.2 million, of which $609,000 was related to a parcel of land in Jackson and $5.9 million was related to two remaining assets in Jackson and Memphis that are classified in continuing operations.  As of March 1, 2012, the Company had completed the sale of seven properties totaling 580,000 square feet.

A non-cash impairment loss of $500,000 was recorded in 2011 in connection with the valuation of approximately 12 acres of land available for sale in New Orleans, Louisiana, based on a change in the estimated fair value of the land.

Contractual Obligations and Minimum Rental Receipts

Obligations for tenant improvement allowances and lease inducement costs for leases in place and commitments for building improvements at December 31, 2011 are as follows (in thousands):

2012	$10,806
2013	156
2014	31
2015	42
2016	1,651
Total	$12,686

Included in total obligations for tenant improvement allowances and lease inducement costs is $7.7 million related to properties classified as held for sale at December 31, 2011.

Minimum future operating lease payments for various equipment leased at the office properties is as follows for operating leases in place at December 31, 2011 (in thousands):

2012	$383
2013	150
2014	72
2015	14
2016	8
Total	$627

The following is a schedule by year of future approximate minimum rental receipts under noncancelable leases for office buildings owned at December 31, 2011 (in thousands):

2012	$196,636
2013	193,087
2014	177,237
2015	153,990
2016	120,311
Thereafter	309,418
$1,150,679

Included in total future minimum rental receipts under nonconcelable leases is $277.4 million related to properties classified as held for sale at December 31, 2011.

The following is a schedule by year of future approximate minimum ground lease payments at December 31, 2011 (in thousands):

2012	$224
2013	224
2014	224
2015	224
2016	224
Thereafter	14,339
Total	$15,459

At December 31, 2011, Fund II owned Corporate Center Four in Tampa, Florida that is subject to a ground lease.  The lease has a remaining term of approximately 69 years with an expiration date of December 2080.  Payments consist of a stated monthly amount that adjusts annually and a development rental rate that is fixed through August 2015.  The development rent rate is $0.40 per gross floor foot area through August 2015 and is subject to increase every five years thereafter at the lesser of 10% or the CPI percentage increase for all urban consumers.

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

In connection with the sale of One Park Ten, the Company seller-financed a $1.5 million note receivable that bears interest at 7.25% per annum on an interest-only basis through maturity in June 2012.  The carrying amount of the mortgage loan was $1.5 million at December 31, 2011.

Note D – Land Available for Sale

At December 31, 2011 and 2010, Parkway’s investment in land available for sale consisted of 12 acres of land in New Orleans, Louisiana with a book value of $250,000.  During the year ended December 31, 2011, the Company recorded a non-cash impairment loss of $500,000 in connection the Company’s investment in this land based on a change in the estimated fair value of the land.

Note E – Management Contracts

During the second quarter of 2011, as part of the Company’s combination with Eola, Parkway purchased the management contracts associated with Eola’s property management business.  At the purchase date, the contracts were valued by an independent appraiser at $51.8 million.  The value of the management contracts is based on the sum of the present value of future cash flows attributable to the management contracts, in addition to the value of tax savings as a result of the amortization of intangible assets.  During the year ended December 31, 2011, the Company recorded amortization expense of $2.2 million on the management contracts.  Also, in conjunction with the valuation of the management company, the Company recorded $26.2 million of goodwill, an initial $31.0 million liability related to contingent consideration and an initial deferred tax liability of $14.8 million.

Note F - Notes Payable

Notes Payable to Banks

At December 31, 2011, the Company had a total of $132.3 million outstanding under the following credit facilities (in thousands):

		Interest		Outstanding
Credit Facilities	Lender	Rate	Maturity	Balance
$10.0 Million Unsecured Working Capital Revolving Credit Facility (1)	PNC Bank	3.6%	01/31/14	$5,322
$190.0 Million Unsecured Revolving Credit Facility (1)	Wells Fargo	3.6%	01/31/14	127,000
		3.6%		$132,322

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

On January 31, 2011, the Company closed a new $190.0 million senior unsecured revolving credit facility and a new $10.0 million unsecured working capital revolving credit facility.  The credit facilities have an initial term of three years and replaced the existing unsecured revolving credit facility, term loan and working capital facility that were scheduled to mature on April 27, 2011.  The Company had a $100.0 million interest rate swap associated with the credit facilities that expired March 31, 2011, and locked LIBOR at 3.635%.  Wells Fargo Securities and JP Morgan Securities LLC acted as Joint Lead Arrangers and Joint Book Runners on the unsecured revolving credit facility.  In addition, Wells Fargo Bank, N.A. acted as Administration Agent and JPMorgan Chase Bank, N.A. acted as Syndication Agent.  Other participating lenders include PNC Bank, N.A., Bank of America, N.A., US Bank, N.A., Trustmark National Bank, and BancorpSouth Bank.  The working capital revolving credit facility was provided solely by PNC Bank, N.A.  On September 20, 2011, the Company entered into an amendment to the revolving credit facility, which reduced the Tangible Net Worth requirement and adjusted the definition of FFO under the revolving credit facility.

The Company has entered into interest rate swap agreements.  The Company designated the swaps as cash flow hedges of the variable interest rates on the Company’s borrowings under the Wells Fargo unsecured revolving credit facility, a portion of the debt secured by the Pinnacle at Jackson Place and the debt secured by 245 Riverside, Corporate Center Four, Cypress Center, Bank of America Center, Two Ravinia, and Hayden Ferry I.  These swaps, excluding the swap secured by the Pinnacle at Jackson Place, are considered to be fully effective and changes in the fair value of the swaps are recognized in accumulated other comprehensive loss.

The Company’s interest rate hedge contracts at December 31, 2011 and 2010 are summarized as follows (in thousands):

						Fair Value
						Liability
Type of	Balance Sheet	Notional	Maturity		Fixed	December 31
Hedge	Location	Amount	Date	Reference Rate	Rate	2011	2010
Swap	Accounts payable and other liabilities	$100,000	03/31/11	1-month LIBOR	4.8%	$-	$ (836)
Swap	Accounts payable and other liabilities	$23,500	12/01/14	1-month LIBOR	5.8%	-	(2,167)
Swap	Accounts payable and other liabilities	$12,088	11/18/15	1-month LIBOR	4.1%	(581)	-
Swap	Accounts payable and other liabilities	$33,875	11/18/17	1-month LIBOR	4.7%	(2,862)	-
Swap	Accounts payable and other liabilities	$22,000	01/25/18	1-month LIBOR	4.5%	(1,548)	-
Swap	Accounts payable and other liabilities	$9,250	09/30/18	1-month LIBOR	5.3%	(1,083)	-
Swap	Accounts payable and other liabilities	$22,500	10/08/18	1-month LIBOR	5.4%	(2,826)	-
Swap	Accounts payable and other liabilities	$22,100	11/18/18	1-month LIBOR	5.0%	(2,234)	-
						$(11,134)	$(3,003)

On March 31, 2011, Fund II entered into an interest rate swap with the lender of the loan secured by 245 Riverside in Jacksonville, Florida, for a $9.3 million notional amount that fixes the interest rate at 5.3% through September 30, 2018.  The Company designated the swap as a cash flow hedge of the variable interest payments associated with the mortgage loan.

On April 8, 2011, Fund II entered into an interest rate swap with the lender of the loan secured by Corporate Center Four in Tampa, Florida, for a $22.5 million notional amount that fixes the interest rate at 5.4% through October 8, 2018.  The Company designated the swap as a cash flow hedge of the variable interest payments associated with the mortgage loan.

On May 18, 2011, Fund II entered into three interest rate swaps with lenders of the loans secured by the following properties:

•	Cypress Center in Tampa, Florida, for a $12.1 million notional amount that fixes the interest rate at 4.1% through November 18, 2015.

•	Bank of America Center in Orlando, Florida, for a $33.9 million notional amount that fixes the interest rate at 4.7% through November 18, 2017.

•	Two Ravinia in Atlanta, Georgia, for a $22.1 million notional amount that fixes the interest rate at 5.0% through November 18, 2018.

On July 25, 2011, Fund II entered into an interest rate swap with the lender of the loan secured by Hayden Ferry Lakeside I in the Tempe submarket of Phoenix, Arizona, for a $22.0 million notional amount that fixes the interest rate at 4.5% through January 25, 2018.  The Company designated the swap as a cash flow hedge of the variable interest payments associated with the mortgage loan.

At December 31, 2011, in conjunction with the sale of the Pinnacle at Jackson Place, a 189,000 square foot office property in Jackson, Mississippi, which is included in the Non-Core Asset portfolio that is under contract for sale and expected to close in the first quarter of 2012, the Company recorded non-cash interest expense of $2.3 million related to the termination of the cash flow hedging relationship and unwinding of the $23.5 million swap secured by this property.

On February 10, 2012, Fund II entered into an interest rate swap with the lender of the loan secured by Hayden Ferry Lakeside II in the Tempe submarket of Phoenix, Arizona, for a $50.0 million notional amount that fixes the interest rate at 5.0% through January 25, 2018.  The Company designated the swap as a cash flow hedge of the variable interest payments associated with the mortgage loan.

The Company designated these swaps as cash flow hedges of the variable interest payments associated with the mortgage loans.

Mortgage Notes Payable

A summary of mortgage notes payable at December 31, 2011 and 2010 is as follows (in thousands):

					Note Balance
	Variable Rate	Fixed	Monthly	Maturity	December 31
Office Property	12/31/11	Rate	Payment	Date	2011	2010
Wholly-Owned
Forum I	-	5.25%	$-	06/01/11	$-	$10,194
Wells Fargo (1)	-	4.39%	-	06/01/11	-	8,616
233 N. Michigan	-	4.94%	-	07/11/11	-	86,711
Bank of America Plaza	-	7.10%	146	05/10/12	16,373	16,939
Teachers Insurance and
Annuity Association (5 properties)	-	6.21%	565	01/01/16	75,724	77,735
John Hancock Facility (2 properties)	-	7.58%	130	06/01/16	18,055	18,243
111 East Wacker, LLC (2)	-	6.29%	918	07/11/16	147,873	148,500
Capital City Plaza	-	7.25%	253	03/05/17	34,073	34,617
Morgan Keegan Tower	-	7.62%	163	10/01/19	11,539	12,578
Citrus Center	-	6.31%	153	06/01/20	22,438	22,820
Stein Mart	-	6.50%	81	08/01/20	11,733	11,935
Pinnacle at Jackson Place – Subordinate NMTC Loan (2) (3)	-	3.00%	15	12/27/47	6,000	6,000
Pinnacle at Jackson Place – Sr NMTC Loan (2) (3) (4)	-	5.80%	114	12/27/47	23,501	23,501
Total Wholly-Owned			2,538		367,309	478,389

Consolidated Joint Ventures
Parkway Properties Office Fund, LP:
Renaissance Center (2)	-	5.47%	97	06/01/12	15,704	16,000
Maitland 100	-	4.92%	-	10/07/12	-	8,798
555 Winderley Place	-	4.92%	-	10/07/12	-	8,320
1401 Enclave	-	5.76%	-	07/10/15	-	28,000
100 Ashford Center/Peachtree Ridge (2)	-	5.61%	179	01/08/16	29,824	30,264
Gateway Center	-	5.92%	-	02/10/16	-	33,000
Desert Ridge Corporate Center	-	5.77%	-	02/10/16	-	49,200
US Cellular Plaza	-	5.53%	-	03/10/16	-	58,564
BellSouth Building/Centurion Centre	-	5.90%	-	06/10/16	-	14,400
Chatham Centre	-	5.56%	-	01/10/17	-	17,100
Overlook II (2)	-	5.61%	147	03/01/17	31,500	31,500
Parkway Properties Office Fund II, LP:
Cypress Center I-III (4)	-	4.06%	42	05/18/16	12,088	-
3344 Peachtree	-	5.25%	485	10/01/17	86,064	-
Bank of America Center (4)	-	4.74%	138	05/18/18	33,875	-
Hayden Ferry Lakeside I (4)	-	4.50%	85	07/25/18	22,000	-
245 Riverside (4)	-	5.25%	42	03/31/19	9,250	-
Corporate Center at International Plaza (4)	-	5.37%	104	04/08/19	22,500	-
Two Ravinia (4)	-	4.99%	95	05/20/19	22,100	-
Two Liberty Place	-	5.20%	391	06/10/19	90,200	-
Carmel Crossing	-	5.46%	46	03/10/20	10,000	-
Total Consolidated Joint Ventures			$1,851		$385,105	$295,146

Total Secured Debt			$4,389		$752,414	$773,535

(1)	A third-party purchased this mortgage and accepted a deed in lieu of foreclosure on the property during the fourth quarter of 2011.
(2)	For balance sheet purposes, the Company has reclassified these mortgages totaling $254.4 million to Liabilities Related to Assets Held for Sale at December 31, 2011.
(3)
The New Markets Tax Credit loans have a stated maturity of December 27, 2047, but contain an early repayment option whereby the lender may call the loans in December 2014.  In the event the lender exercises this option, the outstanding principal balance of the loans will be reduced by $3.0 million.  Additionally, the Company has entered into an interest rate swap agreement with US Bank for a $23.5 million notional amount that fixes the 30-day LIBOR interest rate at 4.05%, which equates to a total current interest rate of 5.8%, for the period January 1, 2009, through December 1, 2014.  The swap agreement serves as a hedge of the variable interest payments on the borrowings under the Pinnacle at Jackson Place Senior New Market Tax Credits mortgage loan.  During the year ended December 31, 2011, in connection with the sale of the Pinnacle at Jackson Place, which is included in the Non-Core Asset portfolio, the Company recorded non-cash interest expense of $2.3 million related to the unwinding of the interest rate swap.  The weighted average interest rate for the total New Markets Tax Credits loans is 5.2%.

(4)	The mortgage loans secured by these properties have variable interest rates that have been fixed by interest rate swap agreements.

At December 31, 2011 and 2010, the net book value of the office properties collateralizing the mortgage loans was $1.0 billion and $1.1 billion, respectively, which includes assets held for sale.

The aggregate annual maturities of mortgage notes payable at December 31, 2011 are as follows (in thousands):

	Total		Debt	Debt
	Mortgage	Held for	Balloon	Principal
	Maturities	Sale	Payments	Amortization
2012	$40,145	$17,773	$16,176	$6,196
2013	8,736	2,234	-	6,502
2014	10,036	2,377	-	7,659
2015	12,137	2,529	-	9,608
2016	271,249	168,487	94,798	7,964
2017	146,516	31,500	107,907	7,109
Thereafter	263,595	29,502	224,609	9,484
	$752,414	$254,402	$443,490	$54,522

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

On March 31, 2011, Fund II obtained a $9.3 million non-recourse mortgage loan secured by 245 Riverside, a 135,000 square foot office property in Jacksonville, Florida.  The mortgage has a stated rate of LIBOR plus 200 basis points, an initial 36 month interest only period and a maturity of March 31, 2019.  In connection with this mortgage, Fund II entered into an interest rate swap that fixes the interest rate at 5.3% through September 30, 2018.

On April 8, 2011, Fund II obtained a $22.5 million non-recourse mortgage loan secured by Corporate Center Four, a 250,000 square foot office property in Tampa, Florida.  The mortgage has a stated rate of LIBOR plus 200 basis points, an initial 36 month interest only period and a maturity of April 8, 2019.  In connection with this mortgage, Fund II entered into an interest rate swap that fixes the interest rate at 5.4% through October 8, 2018.

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

•
A $22.1 million non-recourse mortgage loan secured by Two Ravinia Drive, a 438,000 square foot office property located in the Central Perimeter submarket of Atlanta, Georgia.  The mortgage loan has a stated rate of LIBOR plus 200 basis points with a maturity of May 20, 2019.  Upon obtaining the mortgage, Fund II entered into an interest rate swap that fixes the interest rate at 5.0% through November 18, 2018.

•
A $90.2 million non-recourse mortgage loan secured by Two Liberty Place, a 941,000 square foot office property located in the central business district of Philadelphia, Pennsylvania.  The mortgage loan has a fixed rate of 5.2% and a maturity date of June 10, 2019.

On June 1, 2011, the Company repaid a $9.9 million non-recourse mortgage loan secured by Forum I, a 163,000 square foot office property in Memphis, Tennessee.  The mortgage loan had a fixed interest rate of 5.3%.  The Company repaid the mortgage loan using available proceeds under the senior unsecured revolving credit facility.

Upon its maturity on June 1, 2011, the Company elected not to repay an $8.5 million non-recourse mortgage loan secured by the Wells Fargo Building, a 136,000 square foot office building in Houston.  This mortgage loan had a fixed interest rate of 4.4%.  A third-party buyer purchased the mortgage and accepted a deed in lieu of foreclosure on the property on December 9, 2011.  The Company recognized a total non-cash impairment loss of $11.6 million in discontinued operations during the year ended December 31, 2011, and recorded a gain on the forgiveness of debt in discontinued operations of $8.6 million.

On July 25, 2011, Fund II obtained a $22.0 million non-recourse mortgage loan secured by Hayden Ferry I, a 203,000 square foot office property located in the Tempe submarket of Phoenix, Arizona.  The mortgage loan has a stated rate of LIBOR plus 200 basis points, an initial 36 month interest only period, and a maturity date of July 25, 2018.  In connection with this mortgage, Fund II entered into an interest rate swap that fixes the interest rate at 4.5% through January 25, 2018.  During the first quarter of 2012, the mortgage loan secured by Hayden Ferry I was amended such that it is now cross-collateralized, cross-defaulted and coterminous with the mortgage loan secured by Hayden Ferry II.

In connection with the sale of the nine Fund I assets, the buyer assumed a total of $215.3 million in non-recourse mortgage loans, of which $63.2 million was Parkway’s share, with a weighted average interest rate of 5.6%.  On March 1, 2012, in connection with the sale of Renaissance Center, the buyer assumed the $15.6 million non-recourse mortgage loan, of which $3.9 million was Parkway’s share.  The remaining three assets in the Fund I portfolio have a total of $61.3 million in non-recourse mortgage loans, of which $15.3 million is Parkway’s share, which will be assumed by the buyer upon closing during the first half of 2012.

On January 9, 2012, the Company completed the previously announced sale of 111 East Wacker, a 1.0 million square foot office property located in the central business district of Chicago for a gross sales price of $150.6 million.  The buyer assumed the existing $147.9 million non-recourse mortgage loan secured by the property.

On January 11, 2012, Fund II obtained a $23.5 million non-recourse mortgage loan secured by The Pointe, a 252,000 square foot Class A office property in the Westshore submarket of Tampa, Florida. This new mortgage loan matures in February 2019, has a fixed interest rate of 4.0%, and is interest only for the first 42 months of the term.

On February 10, 2012, Fund II obtained a $50.0 million non-recourse mortgage loan secured by Hayden Ferry II, a 300,000 square foot office property located in the Tempe submarket of Phoenix, Arizona.  The mortgage loan has an initial stated rate of LIBOR plus 350 basis points, which is scheduled to decline in stated increments over the first four years of the term, with the decline in the fourth year of the term subject to achieving a defined debt yield hurdle, at which time the rate will remain fixed through maturity.  In connection with this mortgage, Fund II entered into an interest rate swap that fixes the interest rate at 5% through January 25, 2018.  The mortgage loan is cross-collateralized, cross-defaulted, and coterminous with the mortgage loan secured by Hayden Ferry I.

Note G – Noncontrolling Interest – Real Estate Partnerships

The Company has an interest in two joint ventures that are included in its consolidated financial statements at December 31, 2011 and 2010. Information relating to these consolidated joint ventures is detailed below:
		Parkway’s	Square Feet
Joint Venture Entity and Property Name	Location	Ownership %	(In thousands)
Parkway Properties Office Fund, LP (“Fund I”)
100 Ashford Center	Atlanta, GA	25.00%	160
Peachtree Ridge	Atlanta, GA	25.00%	160
Overlook II	Atlanta, GA	25.00%	261
Renaissance Center	Memphis, TN	25.00%	190
Total Parkway Properties Office Fund, LP		25.00%	771

Parkway Properties Office Fund II, LP (“Fund II”)
Hayden Ferry Lakeside I	Phoenix, AZ	30.00%	203
245 Riverside	Jacksonville, FL	30.00%	135
Bank of America Center	Orlando, FL	30.00%	421
Corporate Center Four at International Plaza	Tampa, FL	30.00%	250
Cypress Center I - III	Tampa, FL	30.00%	286
Falls Pointe	Atlanta, GA	30.00%	107
Lakewood II	Atlanta, GA	30.00%	124
3344 Peachtree	Atlanta, GA	33.03%	484
Two Ravinia	Atlanta, GA	30.00%	438
Carmel Crossing	Charlotte, NC	30.00%	326
Two Liberty Place	Philadelphia, PA	19.00%	941
Total Parkway Properties Office Fund II, LP		27.70%	3,715

Total Consolidated Joint Ventures		27.90%	4,486

Parkway serves as the general partner of Fund I and provides asset management, property management, leasing and construction management services to the fund, for which it is paid market-based fees. Cash distributions from the fund are made to each joint venture partner based on their actual percentage of ownership in the fund. Since Parkway is the sole general partner and has the authority to make major decisions on behalf of the fund, Parkway is considered to have a controlling interest. Accordingly, Parkway is required to consolidate the fund in its consolidated financial statements.

On December 31, 2011, the Company completed the sale of its interest in nine assets in the Fund I portfolio to Ohio PERS.  The completed sale of Fund I assets included nine properties totaling approximately 2.0 million square feet in five markets, representing a majority of the Fund I assets.  Additionally, on March 1, 2012, the Company completed the sale of its interest in Renaissance Center, a 190,000 square foot office property located in Memphis, Tennessee.  The sale of the remaining three assets in the Fund I portfolio is expected to close during the first half of 2012, subject to obtaining necessary lender consents in connection with the existing mortgage loans and customary closing conditions.

Fund II, a $750.0 million discretionary fund, was formed on May 14, 2008 and was fully invested at February 10, 2012.  Fund II was structured such that TRST would be a 70% investor and Parkway a 30% investor in the fund, with an original target capital structure of approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt.  Fund II acquired 12 properties totaling 4.2 million square feet in Atlanta, Charlotte, Phoenix, Jacksonville, Orlando, Tampa and Philadelphia.

Parkway serves as the general partner of Fund II and provides asset management, property management, leasing and construction management services to the fund, for which it is paid market-based fees.  Cash will be distributed pro rata to each partner until a 9% annual cumulative preferred return is received and invested capital is returned.  Thereafter, 56% will be distributed to TRST and 44% to Parkway.  The term of Fund II will be seven years from the date the fund was fully invested, or until February 2019, with provisions to extend the term for two additional one-year periods at the discretion of Parkway.

Noncontrolling interest - real estate partnerships represents the other partners’ proportionate share of equity in the partnerships discussed above at December 31, 2011. Income is allocated to noncontrolling interest based on the weighted average percentage ownership during the year.

Note H - Discontinued Operations

All current and prior period income from the following office property dispositions are included in discontinued operations for the years ended December 31, 2011, 2010 and 2009 (in thousands).

Office Property	Location	Square Feet	Date of Sale	Net Sales Price	Net Book Value of Real Estate	Gain on Sale (1)	Impairment Loss
One Park Ten	Houston, TX	163	04/15/2010	$14,924	$6,406	$8,518	$-
2010 Dispositions		163		$14,924	$6,406	$8,518	$-
							-
233 North Michigan	Chicago, IL	1,070	05/11/2011	$156,546	$152,254	$4,292	$-
Greenbrier I & II	Hampton Roads, VA	172	07/19/2011	16,275	15,070	1,205	-
Glen Forest	Richmond, VA	81	08/16/2011	8,950	7,880	1,070	-
Tower at 1301 Gervais (2)	Columbia, SC	298	09/08/2011	18,421	18,421	-	6,147
Wells Fargo	Houston, TX	134	12/09/2011	-	-	-	11,561
Fund I Assets	Various	1,956	12/31/2011	256,823	250,699	11,258	68,513
2011 Dispositions		3,711		$457,169	$444,258	$17,825	$86,221

Properties Held For Sale (1)
Falls Pointe	Atlanta, GA	107	01/06/2012	$-	$-	$-	$-
111 East Wacker	Chicago, IL	1,013	01/09/2012	-	-	-	19,050
Fund I Assets	Various	771	1Q2012	-	-	-	36,900
Non-Core Assets (3)	Various	1,932	1Q2012	-	-	-	51,889
		3,823		$-	$-	$-	$107,839

(1) Gains on 2012 dispositions and assets held for sale will be recorded in the 2012 financial statements upon sale.
(2) During 2010 and 2011, the Company recognized non-cash impairment losses on this property of $3.4 million and $2.7 million, respectively.
(3) During 2010 and 2011, the Company recognized non-cash impairment losses associated with these properties of $640,000 and $51.2 million, respectively.

During 2011, management began a review of the Company’s strategy and in connection with this strategic review evaluated its operating properties in an attempt to determine the most effective way to maximize the value of its holdings over time.  The Company defines non-strategic assets as office and parking properties that management believes (i) are located in markets where the Company cannot achieve adequate critical mass or that do not exhibit attractive long-term growth characteristics, (ii) do not have compelling rent growth or cash flow potential, or (iii) additional capital investment would not produce acceptable returns.  As a result of this review, the Company accelerated the sale of certain non-strategic assets and recorded total impairment losses on real estate from discontinued operations of $189.9 million for year ended December 31, 2011.  Parkway’s proportionate share of total impairment losses on real estate from discontinued operations of $113.8 million, for a total of $120.2 million for the year ended December 31, 2011.  The Company may be required to record additional impairment charges in future periods. Changes that could cause these impairment losses include: (1) a decision by the Company to sell the asset rather than hold for long-term investment purposes, or (2) changes in management’s estimates of future cash flows from the assets that cause the future undiscounted cash flows to be less than the asset’s carrying amount. Given the uncertainties with the economic environment, management cannot predict whether or not the Company will incur impairment losses in the future, and if impairment losses are recorded, management cannot predict the magnitude of such losses.

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

On August 16, 2011, Parkway sold Glen Forest, an 81,000 square foot office building in Richmond, Virginia, for gross proceeds of $9.3 million and recorded a gain on the sale of $1.1 million.  Accordingly, income from Glen Forest has been classified as discontinued operations for all current and prior periods presented.

On September 8, 2011, Parkway sold Tower at 1301 Gervais, a 298,000 square foot office building in Columbia, South Carolina, for gross proceeds of $19.5 million.  Accordingly, income from Tower at 1301 Gervais has been classified as discontinued operations for all current and prior periods presented. A non-cash impairment loss totaling $2.7 million was recognized during the twelve months ended December 31, 2011, with respect to this property.

On December 9, 2011, Parkway conveyed the deed in lieu of foreclosure on Wells Fargo, a 134,000 square foot office building in Houston, Texas.  Accordingly, income from Wells Fargo has been classified as discontinued operations for all current and prior periods presented.  In association with the deed in lieu of foreclosure, the Company recognized an $8.6 million non-cash gain associated with the forgiveness of the mortgage loan secured by this property.  During the fourth quarter 2011, the Company recognized an impairment loss of $11.6 million.

        On December 31, 2011, the Company sold nine properties totaling approximately 2.0 million square feet in five markets, representing a majority of Fund I assets.  The remaining Fund I assets are classified as held for sale.  Accordingly, income from the Fund I properties has been classified as discontinued operations for all current and prior periods presented.  In connection with the completed and pending sale of the Fund I assets, the Company recorded a total impairment loss of $105.4 million, of which $29.3 million was Parkway’s proportionate share.  Additionally the Company recorded a total gain on the sale of $11.3 million, of which $3.2 million was Parkway’s proportionate share.  Additionally, on March 1, 2012, the Company completed the sale of its interest in Renaissance Center, a 190,000 square foot office property located in Memphis, Tennessee.  The sale of the remaining three assets in the Fund I portfolio is expected to close during the first half of 2012, subject to obtaining necessary lender consents in connection with the existing mortgage loans and customary closing conditions.

On January 6, 2012, the Company sold Falls Pointe, a 107,000 square foot office building in Atlanta, Georgia, for gross proceeds of $6.0 million and Parkway’s ownership share was 30%.  Since Falls Pointe was classified as held for sale at December 31, 2011, income from this office property has been classified as discontinued operations for all current and prior periods presented.

On January 9, 2012, the Company sold 111 East Wacker, a 1.0 million square foot office building in Chicago, Illinois, for gross proceeds of $150.6 million.  Accordingly, income from 111 East Wacker has been classified as discontinued operations for all current and prior periods presented.  A non-cash impairment loss totaling $19.1 million was recognized during the year ended December 31, 2011.

The Non-Core Portfolio consists of approximately 1.9 million square feet located in Jackson, Memphis, and Richmond.  The buyer has concluded its due diligence and the sale is expected to close during the first quarter of 2012, subject to the buyer’s successful assumption of certain existing mortgage loans and customary closing conditions.  Accordingly, income from this portfolio of assets has been classified as discontinued operations for all current and prior periods presented.  During the fourth quarter 2011, the Company recognized a total impairment loss for this portfolio in the amount of $51.2 million in discontinued operations as well as an additional impairment loss in continuing operations of $5.9 million in connection with two assets remaining in Jackson and Memphis.  As of March 1, 2012, the Company had completed the sale of seven properties totaling 580,000 square feet.

The major classes of assets and liabilities classified as held for sale at December 31, 2011 are as follows (in thousands):

December 31
2011
Balance Sheet:
Investment property	$355,623
Accumulated depreciation	(23,709)
Office property held for sale	331,914
Rents receivable and other assets	44,724
Intangible assets, net	6,151
Other assets held for sale	50,875
Total assets held for sale	$382,789

Mortgage notes payable	$254,402
Accounts payable and other liabilities	31,197
Total liabilities held for sale	$285,599

The amount of revenue and expense for these office properties reported in discontinued operations for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	Year Ended December 31
	2011	2010	2009
Statement of Operations:
Revenues
Income from office and parking properties	$134,254	$160,415	$169,624
Other income	-	-	11
	134,254	160,415	169,635
Expenses
Office and parking properties:
Operating expenses	60,520	69,070	76,969
Management company expense	288	380	309
Interest expense	29,794	34,693	36,534
Gain on extinguishment of debt	(7,635)	-	-
Non-cash expense on interest rate swap	2,338	-	-
Depreciation and amortization	54,148	63,350	64,431
Impairment loss	189,940	4,120	-
	329,393	171,613	178,243

Loss from discontinued operations	(195,139)	(11,198)	(8,608)
Gain on sale of real estate from discontinued operations	17,825	8,518	-
Total discontinued operations per Statement of Operations	(177,314)	(2,680)	(8,608)
Net loss attributable to noncontrolling interest from discontinued operations	79,069	9,940	10,639
Total discontinued operations – Parkway’s Share	$(98,245)	$7,260	$2,031

Note I - Income Taxes

The Company elected to be taxed as a REIT under the Internal Revenue Code, commencing with its taxable year ended December 31, 1997.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its stockholders.  It is management's current intention to adhere to these requirements and maintain the Company's REIT status, and the Company was in compliance with all REIT requirements at December 31, 2011.  As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes currently to its stockholders.  If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes.

In January 1998, the Company completed its reorganization into an UPREIT structure under which substantially all of the Company's real estate assets are owned by an operating partnership, Parkway Properties LP.  Presently, substantially all interests in the Operating Partnership are owned by the Company and a wholly-owned subsidiary.  At December 31, 2011, the Company had estimated net operating loss ("NOL") carry forwards for federal income tax purposes of $65.5 million which expire at various dates beginning in 2012 through 2031. The utilization of these NOLs can cause the Company to incur a small alternative minimum tax liability.

The Company's income differs for income tax and financial reporting purposes principally because real estate owned has a different basis for tax and financial reporting purposes, producing different gains upon disposition and different amounts of annual depreciation.

The following reconciles GAAP net loss to taxable income (loss) for the years ending December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
	Estimate	Actual	Actual
GAAP net loss	$(126,903)	$(2,618)	$(11,603)
Less: Taxable REIT subsidiary GAAP net income	(11,494)	-	-
GAAP net loss from REIT operations (1)	(138,397)	(2,618)	(11,603)
GAAP to tax adjustments:
Depreciation and amortization	13,903	12,784	19,113
Gains and losses from capital transactions	54,435	(108)	5,487
Share-based compensation expense	1,341	1,319	2,581
Deferred compensation distributions	(1,902)	(687)	(446)
Amortization of mortgage loan discount	(345)	(772)	(607)
Allowance for doubtful accounts	(762)	282	1,491
Vesting of restricted shares and dividends	(1,232)	(4,521)	(704)
Deferred revenue	(2,525)	3,242	-
Capitalizable acquisition costs	11,517	240	-
Straight line rent	(2,192)	(142)	(609)
Interest expense	2,338	-	-
Other differences	856	(19)	153
Taxable income (loss) before adjustments	(62,965)	9,000	14,856
Less: NOL carry forward	-	-	-
Adjusted taxable income subject to 90% dividend requirement	$-	$9,000	$14,856

(1)	GAAP net income from REIT operations is net of amounts attributable to noncontrolling interests.

The Company has elected to treat certain consolidated subsidiaries as taxable REIT subsidiaries, which are tax paying entities for income tax purposes and are taxed separately from the Company.  Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to federal and state income tax at regular corporate tax rates.  On May 18, 2011, in connection with the combination of the Eola Management Company, the Company contributed the Management Company to a taxable REIT subsidiary.  The following is income tax expense (benefit) for the years ending December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Income tax expense (benefit):
Current	$486	$2	$3
Deferred	(430)	-	-
Total income tax expense	$56	$2	$3

Income tax expense (benefit) for the years ending December 31, 2011, 2010 and 2009 is all from continuing operations.

In connection with the purchase accounting for the Management Company, the Company recorded an initial deferred tax liability of $14.8 million representing differences between the tax basis and GAAP basis of the acquired assets and liabilities (primarily related to the Management Company contracts) multiplied by the effective tax rate.  The Company was required to record these deferred tax liabilities as a result of the Management Company becoming a C corporation at the time it was acquired.  The Company’s net deferred tax liabilities as of December 31, 2011 were $14.3 million.

The Company accounts for uncertainties in income tax law in accordance with FASB ASC Topic 740. Under FASB ASC Topic 740, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.  The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open tax years based on an assessment of many factors including past experience and interpretations of tax laws applied to the facts of each matter.  Federal and state tax returns are open from 2008 and forward for the Company and open from 2011 and forward for the taxable REIT subsidiary formed as a result of the combination with Eola.

The following reconciles cash dividends paid with the dividends paid deduction for the years ending December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
	Estimate	Actual	Actual
Cash dividends paid	$16,472	$13,197	$30,475
Less: Dividends on deferred compensation plan shares	(3)	(17)	(94)
Less: Dividends absorbed by current earnings and profits	-	(4,035)	(3,938)
Less: Return of capital	(16,469)	(145)	(11,587)
Dividends paid deduction	$-	$9,000	$14,856

The following characterizes distributions paid per common share for the years ending December 31, 2011, 2010 and 2009:

	2011		2010		2009
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$0.00	0.0%	$0.23	76.7%	$0.71	54.6%
Unrecaptured Section 1250 gain	0.00	0.0%	0.06	20.0%	0.00	0.0%
Return of capital	0.30	100.0%	0.01	3.3%	0.59	45.4%
	$0.30	100.0%	$0.30	100.0%	$1.30	100.0%

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

Compensation expense, including estimated forfeitures, for service-based awards is recognized over the expected vesting period.  The total compensation expense for the long-term equity incentive awards is based upon the fair value of the shares on the grant date, adjusted for estimated forfeitures.  Time-based restricted shares and deferred incentive share units are valued based on the New York Stock Exchange closing market price of Parkway common shares (NYSE ticker symbol, PKY) as of the date of grant.  The grant date fair value for awards that are subject to market conditions is determined using a simulation pricing model developed to specifically accommodate the unique features of the awards.

Restricted shares and deferred incentive share units are forfeited if an employee leaves the Company before the vesting date except in the case of the employee’s death or permanent disability or upon termination following a change of control. Shares and/or units that are forfeited become available for future grant under the 2010 Equity Plan.

On January 14, 2011, 55,623 long-term equity incentive awards were granted to officers of the Company.  The long-term equity incentive awards are valued at $736,000 which equates to an average price per share of $13.23 and consist of 25,620 time-based awards, 16,883 market condition awards subject to an absolute total return goal, and 13,120 market condition awards subject to a relative total return goal.  These shares are accounted for as equity-classified awards.

On May 12, 2011, the Board of Directors approved Parkway’s 2011 Employee Inducement Award Plan (the “2011 Inducement Plan”) that authorized the grant of up to 149,573 restricted shares and/or deferred incentive share units to employees and directors of the Company in connection with the combination with Eola.  The Plan shall continue in effect until the earlier of (a) its termination by the Board or (b) the date on which all of the shares of Stock available for issuance under the Plan have been issued; provided that awards outstanding on that date shall survive in accordance with their terms.  The 2011 Inducement Plan is substantively similar to the Company’s 2010 Omnibus Equity Incentive Plan, approved by the Company’s stockholders on May 13, 2010, however the potential awards under the 2011 Inducement Plan are limited to shares of restricted stock and restricted share units to new employees of the Company as a result of the Company’s combination with Eola.

On May 18, 2011, 63,241 long-term equity incentive awards were granted to new officers of the Company under the 2011 Inducement Plan.  The long-term equity incentive awards are valued at $577,000 which equates to an average price per share of $9.12 and consist of 11,384 time-based awards, 29,091 market condition awards subject to an absolute total return goal, and 22,766 market condition awards subject to a relative total return goal.  The Company also awarded 17,530 deferred incentive share units to approximately 136 other former employees of Eola who became employees of the Company effective May 18, 2011.  These shares are accounted for as equity-classified awards.

On June 1, 2011, 68,802 long-term equity incentive awards were granted to new officers of the Company under the 2011 Inducement Plan.  The long-term equity incentive awards are valued at $628,000 which equates to an average price per share of $9.13 and consist of 12,384 time-based awards, 31,649 market condition awards subject to an absolute total return goal, and 24,769 market condition awards subject to a relative total return goal.  These shares are accounted for as equity-classified awards.

On June 20, 2011, 8,705 long-term equity incentive awards were granted to officers of the Company.  The long-term equity incentive awards are valued at $68,000 which equates to an average price per share of $7.81 and consist of 534 time-based awards, 4,584 market condition awards subject to an absolute total return goal, and 3,587 market condition awards subject to a relative total return goal.  These shares are accounted for as equity-classified awards.

On February 14, 2012, 21,900 long-term equity incentive awards were granted to officers of the Company.  The long-term equity incentive awards are valued at $222,000 which equates to an average price per share of $10.15 and are time-based awards.  These shares are accounted for as equity-classified awards.

The time-based awards will vest ratably over four years from the date the shares are granted.  The market condition awards are contingent on the Company meeting goals for compounded annual total return to stockholders (“TRS”) over the three year period beginning July 1, 2010.  The market condition goals are based upon (i) the Company’s absolute compounded annual TRS; and (ii) the Company’s absolute compounded annual TRS relative to the compounded annual return of the MSCI US REIT (“RMS”) Index calculated on a gross basis, as follows:

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

The Company also adopted a long-term cash incentive that was designed to reward significant outperformance over the three year period beginning July 1, 2010.  The performance goals for actual payment under the long-term cash incentive will require the Company to (i) achieve an absolute compounded annual TRS that exceeds 14% AND (ii) achieve an absolute compounded annual TRS that exceeds the compounded annual return of the RMS by at least 500 basis points.  Notwithstanding the above goals, in the event the Company achieves an absolute compounded annual TRS that exceeds 19%, then the Company must achieve an absolute compounded annual TRS that exceeds the compounded annual return of the RMS by at least 600 basis points.  The aggregate amount of the cash incentive earned would increase with corresponding increases in the absolute compounded annual TRS achieved by the Company.  There will be a cap on the aggregate cash incentive earned in the amount of $7.1 million.  Achievement of the maximum cash incentive would equate to an absolute compounded annual TRS that approximates 23%, provided that the absolute compounded annual TRS exceeds the compounded annual return of the RMS by at least 600 basis points.  The total compensation expense for the long-term cash incentive awards is based upon the estimated fair value of the award on the grant date and adjustment as necessary each reporting period.  The long-term cash incentive awards are accounted for as a liability-classified award on the Company’s 2011 and 2010 consolidated balance sheets.  The grant date and quarterly fair value estimates for awards that are subject to a market condition are determined using a simulation pricing model developed to specifically accommodate the unique features of the awards.

At December 31, 2011, a total of 454,070 shares of restricted stock have been granted to officers of the Company.  The shares are valued at $4.5 million, which equates to an average price per share of $9.83.  The value, including estimated forfeitures, of restricted shares that vest based on service conditions will be amortized to compensation expense ratably over the vesting period for each grant of stock.  At December 31, 2011, a total of 27,370 deferred incentive share units have been granted to employees of the Company.  The deferred incentive share units are valued at $593,000, which equates to an average price per share of $21.65, and the units vest four years from grant date. Total compensation expense related to the restricted stock and deferred incentive units of $1.3 million, $1.3 million and $2.6 million was recognized in 2011, 2010 and 2009, respectively. Total compensation expense related to nonvested awards not yet recognized was $2.6 million at December 31, 2011. The weighted average period over which this expense is expected to be recognized is approximately 2.2 years.

A summary of the Company’s restricted stock and deferred incentive share unit activity is as follows:

		Weighted	Deferred	Weighted
	Restricted	Average	Incentive	Average
	Shares	Price	Share Units	Price
Outstanding at December 31, 2008	220,641	$39.49	22,805	$37.62
Granted	120,500	15.77	1,500	12.69
Vested	(30,416)	43.08	(2,615)	44.61
Forfeited	(1,750)	30.85	(3,635)	39.93
Outstanding at December 31, 2009	308,975	29.94	18,055	34.08
Granted	345,120	7.30	3,805	14.83
Vested	(152,941)	33.06	(4,355)	47.78
Forfeited	(21,224)	26.69	(1,865)	32.99
Outstanding at December 31, 2010	479,930	12.81	15,640	25.71
Granted	235,168	10.31	20,435	23.97
Vested	(99,202)	23.99	(4,930)	45.11
Forfeited	(161,826)	10.68	(3,775)	20.38
Outstanding at December 31, 2011	454,070	$9.83	27,370	$21.65

Restricted shares and deferred incentive share units vest in the following years, subject to service and market conditions:

	Time Based Awards	Market Condition Awards (1)	Total Restricted Shares	Deferred Incentive Share Units
2012	62,882	-	62,882	3,765
2013	14,507	174,052	188,559	1,020
2014	14,503	174,057	188,560	2,935
2015	10,317	-	10,317	19,650
2016	3,752	-	3,752	-
	105,961	348,109	454,070	27,370

(1)	The market condition restricted shares will vest in the years noted above subject to achievement of the market condition goals described.

A summary of the Company's stock option activity and related information is as follows:

	1994 Stock		1991 Directors		2001 Directors
	Option Plan		Stock Option Plan		Stock Option Plan
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price
Outstanding at December 31, 2008	95,679	$31.43	6,000	$32.56	21,500	$38.96
Forfeited	(9,399)	31.10	(6,000)	32.56	(9,000)	35.26
Outstanding at December 31, 2009	86,280	31.46	-	-	12,500	41.63
Forfeited	(56,319)	30.28	-	-	(3,000)	38.95
Outstanding at December 31, 2010	29,961	33.69	-	-	9,500	42.47
Forfeited	(27,508)	33.51	-	-	(6,500)	44.10
Outstanding at December 31, 2011	2,453	$35.70	-	$-	3,000	$38.95
Vested and Exercisable at December 31, 2011	2,453	$35.70	-	$-	3,000	$38.95

There were no stock options exercised for the years ended December 31, 2011, 2010 or 2009.

Following is a summary of the status of options outstanding at December 31, 2011:

	Outstanding and Exercisable Options
		Weighted
		Average	Weighted	Aggregate
		Remaining	Average	Intrinsic
		Contractual	Exercise	Value
Exercise Price Range	Number	Life	Price	(in thousands)
1994 Stock Option Plan
$31.43 - $36.65	2,453	0.7 years	$35.70	$-
	2,453	0.7 years	$35.70	$-
2001 Directors Stock Option Plan
$36.53 - $41.89	3,000	1.4 years	$38.95	$-
	3,000	1.4 years	$38.95	$-

Defined Contribution Plan

Parkway maintains a 401(k) plan for its employees.  The Company makes matching contributions of 50% of the employee’s contribution (limited to 10% of compensation as defined by the plan) and may also make annual discretionary contributions.  The Company’s total expense for this plan was $518,000, $404,000 and $443,000 for the years ending December 31, 2011, 2010 and 2009, respectively.

Note K – Commitments and Contingencies

Legal Matters

During the fourth quarter of 2011, the Company and J. Mitchell Collins (“Collins”), who was the former Chief Financial Officer of the Company, entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”).  In the Settlement Agreement, the Company and Collins resolved any and all disputes between them, including the settlement and dismissal, with prejudice, of the lawsuit filed by Collins in the Circuit Court of Hinds County, Mississippi and the injunction action filed by the Company against Collins in Madison County, Mississippi.  The Company recorded total expenses related to these matters of approximately $607,000 and $1.3 million for the years ended December 31, 2011 and 2010, respectively.

Note L – Other Matters

Supplemental Profit and Loss Information

Included in operating expenses are taxes, principally property taxes, of $15.8 million, $10.6 million and $11.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Supplemental Cash Flow Information and Schedule of Non-Cash Investing and Financing Activity

	Year Ended December 31
	2011	2010	2009
	(In thousands)
Supplemental cash flow information:
Interest paid, net of amount capitalized	$60,123	$53,352	$53,728
Cash paid (refunded) for income taxes	705	117	(7)
Supplemental schedule of non-cash investing
and financing activity:
Mortgage notes payable transferred
to purchaser	(215,285)	(8,666)	-
Mortgage note payable and interest payable transferred in deed in lieu of foreclosure	(8,601)	-	-
Mortgage loan issued to purchaser	-	(1,500)	-
Contingent consideration related to the
contribution of the Management Company	18,000	-	-
Restricted shares and deferred incentive share
units issued	1,110	1,949	3,030
Mortgage loan assumed in purchase	87,225	-	-
Shares issued in lieu of Directors' fees	319	285	58

Rents Receivable and Other Assets

	December 31
	2011	2010
	(In thousands)

Rents and fees receivable	$5,001	$4,913
Allowance for doubtful accounts	(1,812)	(2,810)
Straight-line rent receivable	19,183	35,037
Other receivables	14,905	5,507
Lease costs (net of accumulated amortization of
$21,087 and $42,497, respectively)	41,518	46,378
Loan costs (net of accumulated amortization of
$2,688 and $5,478, respectively)	5,160	3,815
Escrow and other deposits	16,975	27,475
Prepaid items	4,581	7,486
Investment in other assets	3,500	-
Other assets	416	4,729
	$109,427	$132,530

Intangible Assets

The following table reflects the portion of the purchase price of office properties allocated to intangible assets, as discussed in “Note A”.  The portion of purchase price allocated to below market lease value and the related accumulated amortization is reflected in the Schedule of Accounts Payable and Other Liabilities within this note.

	December 31
	2011	2010
	(In thousands)

Lease in place value	$65,213	$77,269
Accumulated amortization	(20,380)	(39,895)
Above market lease value	29,225	29,361
Accumulated amortization	(4,603)	(16,106)
Goodwill-management company	26,173	-
	$95,628	$50,629

Accounts Payable and Other Liabilities

	December 31
	2011	2010
	(In thousands)
Office property payables:
Accrued expenses and accounts payable	$14,240	$24,250
Accrued property taxes	6,465	27,946
Prepaid rents	8,393	12,070
Deferred revenues	447	5,202
Security deposits	3,515	4,616
Below market lease value	9,009	22,639
Accumulated amortization – below market
lease value	(3,966)	(16,306)
Capital lease obligations	57	3,760
Corporate payables	1,136	1,087
Contingent consideration	18,000	-
Deferred tax liability non-current	14,344	-
Deferred compensation plan liability	278	2,953
Dividends payable	2,711	2,187
Accrued payroll	1,985	2,344
Fair value of interest rate swaps	11,134	3,003
Interest payable	2,593	3,067
	$90,341	$98,818

Preferred Stock

In June 2003, the Company sold 2.4 million shares of 8.0% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred”) with net proceeds to the Company of approximately $58.0 million.  On August 9, 2010, the Company issued an additional 1.97 million shares of its Series D Preferred stock at a price of $23.757 per share, equating to a yield of 8.5% (excluding accrued dividends).  On May 18, 2011, the Company issued approximately 1.0 million additional shares of its Series D Preferred stock to an institutional investor at a price of $25.00 per share, equating to a yield of 8.0%, and the Company used the net proceeds of approximately $26.0 million to fund the combination with Eola and the Company’s share of equity contributions to purchase Fund II office properties.  At December 31, 2011, the Company had a total of 5.4 million shares of Series D Preferred stock outstanding, with a $25 liquidation value per share, and the shares are redeemable at the option of the Company at any time upon proper notice.  The Series D Preferred stock has no stated maturity, sinking fund or mandatory redemption and is not convertible into any other securities of the Company.

The Company declared dividends of $2.00 per share for the Series D Preferred stock for each of the three years 2011, 2010 and 2009.

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

Cash and cash equivalents

The carrying amounts for cash and cash equivalents approximated fair value at December 31, 2011 and 2010.

Mortgage loans receivable

The Company owns the B participation piece (the “B piece”) of a first mortgage secured by an 844,000 square foot office building in Dallas, Texas known as 2100 Ross at an original cost of $6.9 million, which was purchased in November 2007.  The B piece was originated by Wachovia Bank, N.A., a Wells Fargo Company, and has a face value of $10.0 million, a stated coupon rate of 6.065% and a scheduled maturity in May 2012.  During 2011, the Company recorded a non-cash impairment loss on the mortgage loan in the amount of $9.2 million.  The borrower is currently in default on the first mortgage and based on current information, the Company does not believe it will recover its investment in the loan.  Therefore, Parkway has written off its investment in the mortgage loan.

In connection with the sale of One Park Ten, the Company seller-financed a $1.5 million note receivable, and the carrying amount of the note was $1.5 million at December 31, 2011 and 2010.  The carrying amount of the mortgage loan approximated fair value at December 31, 2011 and 2010.

Mortgage notes payable

The fair value of the mortgage notes payable are estimated using a discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.  The aggregate fair value of the mortgage notes payable at December 31, 2011 was $761.9 million as compared to its carrying amount of $752.4 million.  The aggregate fair value of the mortgage notes payable at December 31, 2010 was $734.6 million as compared to its carrying amount of $773.5 million.

Notes payable to banks

The fair value of the Company’s notes payable to banks is estimated by discounting expected cash flows at current market rates. The aggregate fair value of the notes payable to banks at December 31, 2011 was $125.5 million as compared to its carrying amount of $132.3 million.  The aggregate fair value of the notes payable to banks at December 31, 2010 was $109.6 million as compared to its carrying amount of $110.8 million.

Interest rate swap agreements

The fair value of the interest rate swaps is determined by estimating the expected cash flows over the life of the swap using the mid-market rate and price environment as of the last trading day of the reporting period.  This information is considered a Level 2 input as defined by ASC 820.  The aggregate fair value liability of the interest rate swaps at December 31, 2011 and 2010 was $11.1 million and $3.0 million, respectively.

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

The following is a reconciliation of FFO and net income (loss) attributable to common stockholders for office properties and total consolidated entities for the years ending December 31, 2011, 2010 and 2009.  Amounts presented as “Unallocated and Other” represent primarily income and expense associated with providing management services, corporate general and administration expense, interest expense on unsecured credit facility and preferred dividends.

	At or for the year ended December 31, 2011
	Office	Unallocated
	Properties	and Other	Consolidated
	(in thousands)

Income from office and parking properties (a)	$149,000	$-	$149,000
Management company income	-	16,896	16,896
Property operating expenses (b)	(61,637)	-	(61,637)
Depreciation and amortization	(57,002)	-	(57,002)
Management company expenses	-	(13,337)	(13,337)
General and administrative expenses	-	(18,805)	(18,805)
Other income	-	938	938
Equity in earnings of unconsolidated joint ventures	57	-	57
Gain on sale of real estate	743	-	743
Impairment loss on mortgage loan receivable	-	(9,235)	(9,235)
Change in fair value of contingent consideration	-	13,000	13,000
Interest expense (c)	(24,888)	(6,724)	(31,612)
Adjustment for noncontrolling interest - real estate partnerships	85,100	-	85,100
Loss from discontinued operations	(195,139)	-	(195,139)
Gain on sale of real estate from discontinued operations	17,825	-	17,825
Impairment loss on real estate	(6,420)	-	(6,420)
Acquisition costs	(1,225)	(15,994)	(17,219)
Income tax	-	(56)	(56)
Dividends on preferred stock	-	(10,052)	(10,052)
Net loss available to common stockholders	(93,586)	(43,369)	(136,955)

Depreciation and amortization	57,002	-	57,002
Depreciation and amortization - discontinued operations	54,148	-	54,148
Depreciation and amortization - noncontrolling interest - real estate partnerships	(36,091)	-	(36,091)
Adjustment for depreciation and amortization - unconsolidated joint ventures	231	-	231
Adjustment for noncontrolling interest - unit holders	(5)	-	(5)
Impairment loss on real estate	119,137	-	119,137
Gain on sale of real estate (Parkway’s share)	(10,510)	-	(10,510)
Funds from operations available to common stockholders	$90,326	$(43,369)	$46,957

Total assets	$1,532,803	$103,508	$1,636,311

Office and parking properties	$921,937	$-	$921,937

Assets held for sale	$382,789	$-	$382,789

Capital expenditures (d)	$58,758	$-	$58,758

(a) Included in income from office and parking properties are rental revenues, customer reimbursements, parking income and other income.

(b) Included in property operating expenses are real estate taxes, insurance, contract services, repairs and maintenance and property operating expenses.

(c)      Interest expense for office properties represents interest expense on property secured mortgage debt.  It does not include interest expense on the Company's unsecured credit facility, which is included in "Unallocated and Other".

(d) Capital expenditures include building improvements, tenant improvements and leasing costs.

	At or for the year ended December 31, 2010
	Office	Unallocated
	Properties	and Other	Consolidated
	(in thousands)

Income from office and parking properties (a)	$95,190	$-	$95,190
Management company income	-	1,652	1,652
Property operating expenses (b)	(41,268)	-	(41,268)
Depreciation and amortization	(28,961)	-	(28,961)
Management company expenses	-	(2,756)	(2,756)
General and administrative expenses	-	(15,318)	(15,318)
Acquisition costs	(846)	-	(846)
Other income	-	1,487	1,487
Equity in earnings of unconsolidated joint ventures	326	-	326
Gain on involuntary conversion	40	-	40
Interest expense (c)	(14,255)	(6,016)	(20,271)
Adjustment for noncontrolling interest - real estate partnerships	10,789	-	10,789
Loss from discontinued operations	(11,198)	-	(11,198)
Gain on sale of real estate from discontinued operations	8,518	-	8,518
Income tax expense	-	(2)	(2)
Dividends on preferred stock	-	(6,325)	(6,325)
Net income (loss) available to common stockholders	18,335	(27,278)	(8,943)

Depreciation and amortization	28,961	-	28,961
Depreciation and amortization - discontinued operations	63,350	-	63,350
Depreciation and amortization - noncontrolling interest - real estate partnerships	(17,668)	-	(17,668)
Adjustment for depreciation and amortization - unconsolidated joint ventures	342	-	342
Impairment loss on real estate	4,120	-	4,120
Gain on sale of real estate from discontinued operations	(8,518)	-	(8,518)
Funds from operations available to common stockholders	$88,922	$(27,278)	$61,644

Total assets	$1,590,545	$13,137	$1,603,682

Office and parking properties	$1,389,767	$-	$1,389,767

Capital expenditures (d)	$49,760	$-	$49,760

(a) Included in income from office and parking properties are rental revenues, customer reimbursements, parking income and other income.

(b) Included in property operating expenses are real estate taxes, insurance, contract services, repairs and maintenance and property operating expenses.

(c)  Interest expense for office properties represents interest expense on property secured mortgage debt.  It does not include interest expense on the Company's unsecured credit facility, which is included in "Unallocated and Other".

(d) Capital expenditures include building improvements, tenant improvements and leasing costs.

	At or for the year ended December 31, 2009
	Office	Unallocated
	Properties	and Other	Consolidated
	(in thousands)

Income from office and parking properties (a)	$96,720	$-	$96,720
Management company income	-	1,870	1,870
Property operating expenses (b)	(42,917)	-	(42,917)
Depreciation and amortization	(28,295)	-	(28,295)
Management company expenses	-	(1,987)	(1,987)
General and administrative expenses	-	(14,157)	(14,157)
Acquisition costs	(148)	-	(148)
Other income	-	1,597	1,597
Equity in earnings of unconsolidated joint ventures	445	-	445
Gain on involuntary conversion	823	-	823
Gain on sale of real estate	470	-	470
Interest expense (c)	(12,588)	(6,570)	(19,158)
Adjustment for noncontrolling interest - real estate partnerships	10,562	-	10,562
Loss from discontinued operations	(8,608)	-	(8,608)
Impairment loss on real estate	(8,817)	-	(8,817)
Income tax expense	-	(3)	(3)
Dividends on preferred stock	-	(4,800)	(4,800)
Net income (loss) available to common stockholders	7,647	(24,050)	(16,403)

Depreciation and amortization	28,295	-	28,295
Depreciation and amortization - discontinued operations	64,431	-	64,431
Depreciation and amortization - noncontrolling interest - real estate partnerships	(20,138)	-	(20,138)
Adjustment for depreciation and amortization - unconsolidated joint ventures	848	-	848
Impairment loss on real estate	8,817	-	8,817
Gain on sale of real estate	(470)	-	(470)
Funds from operations available to common stockholders	$89,430	$(24,050)	$65,380

Total assets	$1,597,806	$14,340	$1,612,146

Office and parking properties	$1,401,890	$-	$1,401,890

Capital expenditures (d)	$44,768	$-	$44,768

(a) Included in income from office and parking properties are rental revenues, customer reimbursements, parking income and other income.

(b) Included in property operating expenses are real estate taxes, insurance, contract services, repairs and maintenance and property operating expenses.

(c)  Interest expense for office properties represents interest expense on property secured mortgage debt.  It does not include interest expense on the Company's unsecured credit facility, which is included in "Unallocated and Other".

(d) Capital expenditures include building improvements, tenant improvements and leasing costs.

Note N - Selected Quarterly Financial Data (Unaudited):

Summarized quarterly financial data for the years ended December 31, 2011 and 2010 are as follows (in thousands, except per share data):
	2011
	First	Second	Third	Fourth

Revenues (other than gains)	$28,098	$39,107	$48,793	$49,898
Expenses	(26,936)	(47,564)	(41,891)	(54,264)
Operating income (loss)	1,162	(8,457)	6,902	(4,366)
Interest and other income	324	437	87	90
Interest expense	(6,408)	(7,668)	(8,876)	(8,660)
Equity in earnings (loss) of unconsolidated joint ventures	35	44	(14)	(8)
Gain on sale of real estate	-	-	743	-
Income tax (expense) benefit	-	(224)	174	(6)
Loss from continuing operations	(4,887)	(15,868)	(984)	(12,950)
Loss from discontinued operations	(2,904)	(4,024)	(131,865)	(56,346)
Gain on sale of real estate from discontinued operations	-	4,292	2,275	11,258
Net loss	(7,791)	(15,600)	(130,574)	(58,038)
Noncontrolling interests	3,196	3,371	77,547	986
Net loss attributable to Parkway Properties, Inc.	(4,595)	(12,229)	(53,027)	(57,052)
Dividends on preferred stock	(2,187)	(2,443)	(2,711)	(2,711)
Net loss attributable to common stockholders	$(6,782)	$(14,672)	$(55,738)	$(59,763)

Net loss per common share:
Basic:
Loss from continuing operations attributable to
Parkway Properties, Inc.	$(0.30)	$(0.81)	$(0.06)	$(0.63)
Discontinued operations	(0.02)	0.13	(2.53)	(2.15)
Basic net loss attributable to Parkway Properties, Inc.	$(0.32)	$(0.68)	$(2.59)	$(2.78)
Dividends per common share	$0.075	$0.075	$0.075	$0.075
Diluted:
Loss from continuing operations attributable to
Parkway Properties, Inc.	$(0.30)	$(0.81)	$(0.06)	$(0.63)
Discontinued operations	(0.02)	0.13	(2.53)	(2.15)
Diluted net loss attributable to Parkway Properties, Inc.	$(0.32)	$(0.68)	$(2.59)	$(2.78)
Weighted average shares outstanding:
Basic	21,476	21,489	21,502	21,521
Diluted	21,476	21,489	21,502	21,521

	2010
	First	Second	Third	Fourth
Revenues (other than gains)	$24,076	$24,143	$24,704	$23,919
Expenses	(21,416)	(21,092)	(21,013)	(25,628)
Operating income (loss)	2,660	3,051	3,691	(1,709)
Interest and other income	385	365	355	382
Interest expense	(4,908)	(4,966)	(5,241)	(5,156)
Equity in earnings of unconsolidated joint ventures	105	87	61	73
Income tax (expense) benefit			(176)	174
Gain on involuntary conversion	-	-	40	-
Loss from continuing operations	(1,758)	(1,463)	(1,270)	(6,236)
Income (loss) from discontinued operations	1,714	5,684	(11,436)	(7,160)
Gain on sale of real estate from discontinued operations	-	-	8,518	-
Net income (loss)	(44)	4,221	(4,188)	(13,396)
Noncontrolling interests	2,587	2,638	2,356	3,208
Net income (loss) attributable Parkway Properties, Inc.	2,543	6,859	(1,832)	(10,188)
Dividends on preferred stock	(1,200)	(1,200)	(1,737)	(2,188)
Net income (loss) attributable to common stockholders	$1,343	$5,659	$(3,569)	$(12,376)

Net loss per common share:
Basic:
Loss from continuing operations attributable to
Parkway Properties, Inc.	$(0.14)	$(0.13)	$(0.14)	$(0.36)
Discontinued operations	0.20	0.39	(0.03)	(0.22)
Basic net income (loss) attributable to Parkway Properties, Inc.	$0.06	$0.26	$(0.17)	$(0.58)
Dividends per common share	$0.075	$0.075	$0.075	$0.075
Diluted:
Loss from continuing operations attributable to
Parkway Properties, Inc.	$(0.14)	$(0.13)	$(0.14)	$(0.36)
Discontinued operations	0.20	0.39	(0.03)	(0.22)
Diluted net income (loss) attributable to Parkway Properties, Inc.	$0.06	$0.26	$(0.17)	$(0.58)
Weighted average shares outstanding:
Basic	21,390	21,410	21,438	21,443
Diluted	21,509	21,410	21,438	21,443

SCHEDULE II – VALUATIONS AND QUALIFYING ACCOUNTS
(In thousands)

	Balance	Additions	Deductions	Balance
	Beginning	Charged to	Written Off as	End
Description	of Year	Cost & Expenses	Uncollectible	of Year

Allowance for Doubtful Accounts:
Year Ended:
December 31, 2011	$2,810	$1,351	$(2,349)	$1,812
December 31, 2010	2,951	1,223	(1,364)	2,810
December 31, 2009	1,122	2,957	(1,128)	2,951

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2011 (In thousands)

		Initial Cost to the Company		Subsequent
			Building and	Capitalized	Total
Description	Encumbrances	Land	Improvements	Costs	Real Estate
Office and Parking Properties:
Arizona
Hayden Ferry Lakeside I	$22,000	$2,871	$30,430	$2,461	$35,762
Squaw Peak Corporate Center	-	5,800	35,144	5,840	46,784
Mesa Corporate Center	-	3,353	15,243	1,264	19,860
Florida
Hillsboro Center V	9,686	1,325	12,249	3,539	17,113
Hillsboro Center I-IV	6,604	1,129	7,734	2,787	11,650
245 Riverside	9,250	6,556	8,056	745	15,357
Stein Mart Building	11,733	1,653	16,636	4,497	22,786
Riverplace South	-	2,316	5,412	2,777	10,505
Bank of America Center	33,875	8,882	38,612	6,157	53,651
Citrus Center	22,438	4,000	26,712	8,222	38,934
Corporate Center Four	22,500	-	31,776	7,035	38,811
Cypress Center I – III	12,088	4,710	12,180	3,803	20,693
Georgia
Lakewood II	-	1,195	575	469	2,239
3344 Peachtree	86,064	7,472	127,583	10,244	145,299
Two Ravinia Drive	22,100	3,187	32,949	5,343	41,479
Waterstone	-	859	7,207	1,995	10,061
Meridian	-	994	9,547	3,290	13,831
Peachtree Dunwoody Pavilion	27,735	9,373	24,579	6,889	40,841
Capital City Plaza	34,073	3,625	57,164	5,442	66,231
Louisiana
Wink Building	-	250	572	3	825
Mississippi
City Centre	-	461	3,367	10,591	14,419
North Carolina
Carmel Crossing	10,000	4,541	13,340	3,592	21,473
Pennsylvania
Two Liberty Place	90,200	32,587	97,594	17,116	147,297
South Carolina
Atrium at Stoneridge	-	506	5,041	1,951	7,498
Tennessee
Morgan Keegan Tower	11,539	-	18,988	4,213	23,201
Bank of America Plaza	16,373	1,464	28,712	10,991	41,167
Texas
400 North Belt	-	419	10,021	3,818	14,258
Woodbranch	-	303	3,805	2,892	7,000
Sugar Grove	-	364	7,515	3,830	11,709
Honeywell	-	856	15,235	4,218	20,309
Schlumberger	-	1,013	11,102	4,460	16,575
One Commerce Green	18,491	489	37,307	5,727	43,523
Comerica Bank Building	13,208	1,921	21,222	2,908	26,051
550 Greens Parkway	-	1,006	8,061	417	9,484
5300 Memorial Building	11,516	682	11,744	3,027	15,453
Town and Country	6,539	436	8,205	3,290	11,931
Total Real Estate Owned	$498,012	$116,598	$801,619	$165,843	$1,084,060

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued) DECEMBER 31, 2011 (In thousands)

	Gross Amount at Which
	Carried at Close of Period
		Bldg. and		Accum.	Net Book Value	Year	Year	Depreciable
Description	Land	Imprv.	Total	Depr.	of Real Estate	Acquired	Constructed	Lives (Yrs.)
Office and Parking Properties:
Arizona
Hayden Ferry Lakeside I	$2,871	$32,891	$35,762	$1,129	$34,633	2011	2002	(3)
Squaw Peak Corporate Center	5,800	40,984	46,784	9,744	37,040	2004	1999/2000	(3)
Florida
Mesa Corporate Center	3,353	16,507	19,860	3,037	16,823	2005	2000	(3)
Hillsboro Center V	1,325	15,788	17,113	6,177	10,936	1998	1985	(3)
Hillsboro Center I-IV	1,129	10,521	11,650	3,665	7,985	1998	1985	(3)
245 Riverside	6,556	8,801	15,357	260	15,097	2011	2003	(3)
Stein Mart Building	1,653	21,133	22,786	5,565	17,221	2005	1985	(3)
Riverplace South	2,316	8,189	10,505	2,576	7,929	2005	1981	(3)
Bank of America Center	8,882	44,769	53,651	1,205	52,446	2011	1987	(3)
Citrus Center	4,000	34,934	38,934	9,685	29,249	2003	1971	(3)
Corporate Center Four	-	38,811	38,811	1,169	37,642	2011	2008	(3)
Cypress Center I – III	4,710	15,983	20,693	889	19,804	2011	1982	(3)
Georgia
Lakewood II	1,195	1,044	2,239	77	2,162	2010	1986	(3)
3344 Peachtree	7,472	137,827	145,299	4,441	140,858	2011	2008	(3)
Two Ravinia Drive	3,187	38,292	41,479	1,395	40,084	2011	1987	(3)
Waterstone	859	9,202	10,061	4,303	5,758	1995	1987	(3)
Meridian	994	12,837	13,831	5,368	8,463	1997	1985	(3)
Peachtree Dunwoody Pavilion	9,373	31,468	40,841	7,392	33,449	2003	1976/1980	(3)
Capital City Plaza	3,625	62,606	66,231	13,222	53,009	2004	1989	(3)
Louisiana
Wink Building	250	575	825	13	812	2011	1987	(3)
Mississippi
City Centre	461	13,958	14,419	-	14,419	1995	(2) 1987/2005	(3)
North Carolina
Carmel Crossing	4,541	16,932	21,473	1,386	20,087	2010	1995	(3)
Pennsylvania
Two Liberty Place	32,587	114,710	147,297	3,052	144,245	2011	1990	(3)
South Carolina
Atrium at Stoneridge	506	6,992	7,498	1,513	5,985	1998	1986	(3)
Tennessee
Morgan Keegan Tower	-	23,201	23,201	-	23,201	1997	1985	(3)
Bank of America Plaza	1,464	39,703	41,167	12,805	28,362	2001	1977	(3)
Texas
400 North Belt	419	13,839	14,258	4,570	9,688	1996	1982	(3)
Woodbranch	303	6,697	7,000	2,852	4,148	1996	1982	(3)
Sugar Grove	364	11,345	11,709	4,836	6,873	1997	1982	(3)
Honeywell	856	19,453	20,309	6,683	13,626	1997	1983	(3)
Schlumberger	1,013	15,562	16,575	7,320	9,255	1998	1983	(3)
One Commerce Green	489	43,034	43,523	16,411	27,112	1998	1983	(3)
Comerica Bank Building	1,921	24,130	26,051	8,994	17,057	1998	1983	(3)
550 Greens Parkway	1,006	8,478	9,484	2,395	7,089	2001	1999	(3)
5300 Memorial Building	682	14,771	15,453	4,505	10,948	2002	1982	(3)
Town and Country	436	11,495	11,931	3,489	8,442	2002	1982	(3)
Total Real Estate Owned (4)	$116,598	$967,462	$1,084,060	$162,123	$921,937

(1) The aggregate cost for federal income tax purposes was approximately $1.1 billion.
(2) The dates of major renovations.
(3) Depreciation of buildings and improvements is calculated over lives ranging from the life of the lease to 40 years.
(4) Total Real Estate Owned excludes properties classified as held for sale, which total $331.9 million at December 31, 2011.

NOTE TO SCHEDULE III
At December 31, 2011, 2010 and 2009
(In thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

	December 31
	2011	2010	2009
Real Estate:
Office and Parking Properties:
Balance at beginning of year	$1,755,919	$1,738,649	$1,738,158
Additions:
Acquisitions and improvements	535,249	64,968	27,370
Office property development	-	-	1,498
Impairment on land held for development	(609)	-	-
Real estate sold, disposed, impaired or held for sale	(1,206,499)	(47,698)	(28,377)
Balance at close of year	$1,084,060	$1,755,919	$1,738,649

Accumulated Depreciation
Balance at beginning of year	$366,152	$336,759	$282,919
Depreciation expense	32,971	19,859	67,077
Depreciation expense - discontinued operations	43,578	47,788	475
Real estate sold, disposed, impaired or held for sale	(280,578)	(38,254)	(13,712)
Balance at close of year	$162,123	$366,152	$336,759

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2011
(In thousands)
							Principal
							Amount of
		Final	Periodic		Face	Carrying	Loan Subject to
	Interest	Maturity	Payment	Prior	Amount of	Amount of	Delinquent Principal
Description	Rate	Date	Term	Liens	Mortgage	Mortgage (4)	and Interest
2100 Ross Avenue (1)	6.065%	May 2012	Interest only (2)	None	$10,000	$-	$10,000
One Park Ten	7.250%	June 2012	Interest only (3)	None	1,500	1,500	-

(1) This is a B participation piece of first mortgage secured by an 844,000 square foot office building in Dallas, Texas.  The borrower is currently in default on the first mortgage, and based on current information, the Company does not believe it will recover its investment in the loan.  Therefore, Parkway recorded a non-cash impairment loss of $9.2 million during the year ended December 31, 2011.  The Company’s original cash investment in the loan was $6.9 million and was purchased in November 2007.

(2) The note requires interest only payments until maturity, at which time a principal payment of $10.0 million will be due.
(3) The note requires interest only payments until maturity, at which time a principal payment of $1.5 million will be due.
(4) The cost for federal tax purposes is $8.4 million.

NOTE TO SCHEDULE IV At December 31, 2011, 2010 and 2009 (In thousands)

	December 31
	2011	2010	2009
Balance at beginning of year	$10,336	$8,126	$7,519
Additions:
New mortgage loan	-	1,500	-
Amortization of discount	399	710	607
Deductions:
Impairment loss	(9,235)	-	-
Balance at end of year	$1,500	$10,336	$8,126

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Parkway’s disclosure controls and procedures at December 31, 2011.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that Parkway’s disclosure controls and procedures were effective at December 31, 2011.  There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2011 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2011.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on our assessment we have concluded that, at December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.  Our independent registered public accounting firm, KPMG LLP, has provided an audit report on the Company’s internal control over financial reporting at December 31, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS
PARKWAY PROPERTIES, INC.:

We have audited Parkway Properties, Inc.’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Parkway Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Parkway Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Parkway Properties, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 9, 2012, expressed an unqualified opinion on those consolidated financial statements.

                                                   /s/ KPMG LLP

Jackson, Mississippi
March 9, 2012

Item 9B.  Other Information.

None.
PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information regarding directors is incorporated herein by reference from the section entitled "Proposal One: Election of Director  − Nominees" in the Company's definitive Proxy Statement (“2012 Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the Company's Annual Meeting of Stockholders to be held on May 17, 2012.  The 2012 Proxy Statement will be filed within 120 days after the end of the Company's fiscal year ended December 31, 2011.

The information regarding executive officers is incorporated herein by reference from the section entitled "Proposal 1: Election of Directors − Executive Officers" in the Company's 2012 Proxy Statement.

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the section entitled "Proposal 1: Election of Directors − Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2012 Proxy Statement.

Information regarding the Company's code of business conduct and ethics found in the subsection captioned "Available Information" in Item 1 of Part I hereof is also incorporated herein by reference into this Item 10.

The information regarding the Company's audit committee, its members and the audit committee financial experts is incorporated by reference herein from the second paragraph in the section entitled "Proposal 1: Election of Directors − Board Committees and Meetings; Director Education" in the Company's 2012 Proxy Statement.

Item 11.  Executive Compensation.

The information included under the following captions in the Company's 2012 Proxy Statement is incorporated herein by reference: "Proposal 1: Election of Directors − Compensation Discussion and Analysis, − Summary Compensation Table, − 2011 Grants of Plan-Based Awards, − Outstanding Equity Awards at 2011 Fiscal Year-End, − 2011 Option Exercises and Stock Vested, − Potential Payments upon Change in Control, − Compensation of Directors and − Compensation Committee Interlocks."  The information included under the heading "Proposal 1: Election of Directors − Compensation Committee Report" in the Company's 2012 Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the sections entitled "Security Ownership of Certain Beneficial Owners," "Proposal 1: Election of Directors − Security Ownership of Management and Directors" in the Company's 2012 Proxy Statement.

Equity Compensation Plans

The following table sets forth the securities authorized for issuance under Parkway's equity compensation plans at December 31, 2011:
(c)
Number of securities
remaining available for
	(a)	(b)	future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a))
Equity compensation plans
approved by security
holders	32,823	$6.23	136,274

Equity compensation plans
not approved by security
holders	-	-	-

Total	32,823	$6.23	136,274

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information regarding transactions with related persons and director independence is incorporated herein by reference from the sections entitled “Independence” and “Certain Transactions and Relationships” in the Company's 2012 Proxy Statement.

Item 14.  Principal Accountant Fees and Services.

The information regarding principal auditor fees and services is incorporated herein by reference from the section entitled “Proposal 2: Ratification of Independent Accountants” in the Company's 2012 Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)      1          Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2011 and 2010
Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Changes in Equity for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
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

2.3
Purchase and Sale Agreement dated as of August 19, 2011 by and between 111 East Wacker, LLC, a Delaware limited liability company, and HUB Properties Trust, a Maryland real estate investment trust (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed September 23, 2011).

2.4
First Amendment to Purchase and Sale Agreement dated as of September 21, 2011 by and between 111 East Wacker, LLC, a Delaware limited liability company, and HUB Properties Trust, a Maryland real estate investment trust (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed September 23, 2011).

2.5
Second Amendment to Purchase and Sale Agreement dated as of September 22, 2011 by and between 111 East Wacker, LLC, a Delaware limited liability company, and HUB Properties Trust, a Maryland real estate investment trust (incorporated by reference to Exhibit 2.3 to the Company’s Form 8-K filed September 23, 2011).

2.6
Form of Purchase and Sale Agreement by and between Parkway Properties LP, a Delaware limited liability company, and applicable subsidiaries and Hertz Acquisitions Group, LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.3 to the Company’s Form 8-K filed January 5, 2012).

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

3.5
Articles Supplementary reclassifying and designating an additional 1,046,400 shares of common stock as 8.00% Series D Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3 to the Company’s Form 8-K filed May 18, 2011).

10	Material Contracts (*Denotes management contract or compensatory plan or arrangement):
10.1	Amended and Restated Agreement of Limited Partnership of Parkway Properties LP (incorporated by reference to Exhibit 99(a) to the Company's Form 8-K filed July 15, 1998).
10.2	Amendment to Exhibit A dated February 28, 2012 of the Amended and Restated Agreement of Limited Partnership of Parkway Properties LP (filed herewith).
10.3
Limited Partnership Agreement of Parkway Properties Office Fund II, L.P. by and among PPOF II, LLC, Parkway Properties, LP and Teacher Retirement System of Texas (incorporated by reference to Exhibit 10 to the Company’s Form 8-K filed May 19, 2008).

10.4
First Amendment to Limited Partnership Agreement of Parkway Properties Office Fund II, L.P. dated April 10, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed April 14, 2011).

10.5
Master Transaction Agreement dated as of April 10, 2011 by and among Eola Capital LLC, Eola Office Partners LLC, the individuals listed on the signature pages thereto on one hand and Parkway Properties, Inc. and Parkway Properties LP on the other hand (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 14, 2011).

10.6
Lock Up and Voting Agreement dated as of April 10, 2011 by and among the holders listed on the signature pages thereto, Parkway Properties, Inc. and Parkway Properties LP (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 14, 2011).

10.7
Comprehensive Amendment Agreement dated as of December 30, 2011 by and among Parkway Properties, Inc., Parkway Properties LP, Banyan Street Office Holdings LLC, Rodolfo Prio Touzet, James R. Heistand, Henry F. Pratt, III, Kyle Burd, Scott Francis, Troy M. Cox, Lorri Dunne, David O’Reilly and James Gray (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 5, 2012).

10.8
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

10.9
First Amendment to Credit Agreement by and among Parkway Properties LP, a Delaware limited partnership; Parkway Properties, Inc., a Maryland corporation; Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners; Wells Fargo Bank, N.A., as Administration Agent; JPMorgan Chase Bank, N.A., as Syndication Agent; PNC Bank, N.A., Bank of America, N.A., and U.S. Bank, N.A., as Documentation Agents; and the Lenders dated July 6, 2011 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended June 30, 2011).

10.10
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

10.11*	Parkway Properties, Inc. 1994 Stock Option and Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s proxy material for its June 3, 1999 Annual Meeting).
10.12*	Parkway Properties, Inc. 2001 Non-employee Directors Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K for the year ended December 31, 2006).
10.13*	Parkway Properties, Inc. 2003 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2006).
10.14*	Parkway Properties, Inc. Amended and Restated 2010 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 18, 2010)
10.15*	Parkway Properties, Inc. 2006 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 24, 2006).
10.16*	Adoption Agreement for the Executive Nonqualified Excess Plan (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2006).
10.17*
Appendix to Adoption Agreement for Parkway Properties, Inc Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2006).

10.18*	Form of Incentive Restricted Share Agreement for Time-Based Awards (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed June 29, 2006).
10.19*	Form of Incentive Restricted Share Agreement for 2009 Long-Term Equity Compensation Program (incorporated by reference to Exhibit 10 to the Company’s Form 8-K filed February 4, 2009).
10.20*	Form of Restricted Share Agreement for Time-Based Awards (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 15, 2010).
10.21*	Form of Restricted Share Agreement for Performance-Based Awards (Absolute Return Goal) (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 15, 2010).
10.22*	Form of Restricted Share Agreement for Performance-Based Awards (Relative Return Goal) (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on July 15, 2010).
10.23*	Parkway Properties, Inc. Long-Term Cash Incentive (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on July 15, 2010).
10.24*	Parkway Properties, Inc. Long-Term Cash Incentive Participation Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on July 15, 2010)
10.25*	Potential 2012 non-equity incentive awards for executive officers of the Company (a written description thereof is set forth in Item 5.02 of the Company’s Form 8-K filed February 15, 2012).
10.26*
Form of Change in Control Agreement with each of the Company’s Executive Officers (the Change in Control Agreements are identical in substance for each of the Named Executive Officers, and provide for a multiple of “2.99” in calculating the severance payment under each officer's Agreement) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 14, 2008).

10.27*	Parkway Properties, Inc. 2011 Employee Inducement Award Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 18, 2011).
10.28*	Form of Inducement Award Agreement for Time-Based Awards (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed May 18, 2011).
10.29*	Form of Inducement Award Agreement for Performance-Based Awards (Absolute Return Goal) (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed May 18, 2011).
10.30*	Form of Inducement Award Agreement for Performance-Based Awards (Relative Return Goal) (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed May 18, 2011).
10.31*	Transition Agreement dated October 7, 2011 by and between Parkway Properties, Inc. and Steven G. Rogers (filed herewith).
10.32*	Severance Agreement dated October 11, 2011 by and between Parkway Properties, Inc. and William R. Flatt (filed herewith).
10.33*	Retention Agreement dated November 4, 2011 by and between Parkway Properties, Inc. and Richard G. Hickson IV (filed herewith).
10.34*	Retention Agreement dated November 4, 2011 by and between Parkway Properties, Inc. and Mandy M. Pope (filed herewith).
21	Subsidiaries of the Company (filed herewith).
23.1	Consent of KPMG LLP (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKWAY PROPERTIES, INC.
Registrant

/s/ James R. Heistand
James R. Heistand
President, Chief Executive Officer and Director
March 9, 2012

/s/ Richard G. Hickson IV
Richard G. Hickson IV
Executive Vice President and Chief Financial Officer
March 9, 2012

/s/ Mandy M. Pope
Mandy M. Pope
Executive Vice President and Chief Accounting Officer
March 9, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Charles T. Cannada	/s/ Michael J. Lipsey
Charles T. Cannada	Michael J. Lipsey, Director
Chairman of the Board and Director	March 9, 2012
March 9, 2012

/s/ Edward M. Casal	/s/ Brenda J. Mixson
Edward M. Casal, Director	Brenda J. Mixson, Director
March 9, 2012	March 9, 2012

/s/ Laurie L. Dotter	/s/ Rodolpho Prio-Touzet
Laurie L. Dotter, Director	Rodolpho Prio-Touzet, Director
March 9, 2012	March 9, 2012

/s/ Daniel P. Friedman	/s/ Leland R. Speed
Daniel P. Friedman, Director	Leland R. Speed, Director
March 9, 2012	March 9, 2012

/s/ James R. Heistand	/s/ Troy A. Stovall
James R. Heistand	Troy A. Stovall, Director
President, Chief Executive Officer and Director	March 9, 2012
March 9, 2012

/s/ Richard G. Hickson IV	/s/ Mandy M. Pope
Richard G. Hickson IV	Mandy M. Pope
Executive Vice President and Chief Financial Officer	Executive Vice President and Chief Accounting Officer
March 9, 2012	March 9, 2012