Form 10-Q
period 2012-03-31
PARKWAY PROPERTIES INC
filed 2012-05-09
CIK 729237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended March 31, 2012
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

Registrant’s telephone number, including area code (407) 650-0593
Registrant’s web site www.pky.com

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
Yes ☐ No ☑

21,954,105 shares of Common Stock, $.001 par value, were outstanding at April 30, 2012.

PARKWAY PROPERTIES, INC.

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED MARCH 31, 2012

		Page
Part I. Financial Information

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets, March 31, 2012 and December 31, 2011	3

	Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended
	March 31, 2012 and 2011	4

	Consolidated Statement of Changes in Equity for the Three Months Ended
	March 31, 2012	5

	Consolidated Statements of Cash Flows for the Three Months Ended
	March 31, 2012 and 2011	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	40

Part II. Other Information

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 6.	Exhibits	43

Signatures

Authorized Signatures		43

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
 (In thousands, except share and per share data)

	March 31 2012	December 31 2011

	(Unaudited)
Assets
Real estate related investments:
Office and parking properties	$1,204,885	$1,084,060
Accumulated depreciation	(172,480)	(162,123)
	1,032,405	921,937

Land available for sale	250	250
Mortgage loans	1,500	1,500
	1,034,155	923,687

Receivables and other assets	96,339	109,427
Intangible assets, net	105,205	95,628
Assets held for sale	98,844	382,789
Management contracts, net	48,735	49,597
Cash and cash equivalents	31,489	75,183
	$1,414,767	$1,636,311

Liabilities
Notes payable to banks	$48,000	$132,322
Mortgage notes payable	553,674	498,012
Accounts payable and other liabilities	70,976	90,341
Liabilities related to assets held for sale	100,376	285,599
	773,026	1,006,274

Equity
Parkway Properties, Inc. stockholders’ equity:
8.00% Series D Preferred stock, $.001 par value, 5,421,296 shares authorized, issued and outstanding in 2012 and 2011	128,942	128,942
Common stock, $.001 par value, 64,578,704 shares authorized in 2012 and 2011, 21,954,105 and 21,995,536 shares issued and outstanding in 2012 and 2011, respectively	22	22
Common stock held in trust, at cost, 6,243 and 8,368 shares in 2012 and 2011, respectively	(148)	(220)
Additional paid-in capital	517,343	517,309
Accumulated other comprehensive loss	(3,258)	(3,340)
Accumulated deficit	(270,740)	(271,104)
Total Parkway Properties, Inc. stockholders’ equity	372,161	371,609
Noncontrolling interests	269,580	258,428
Total equity	641,741	630,037
	$1,414,767	$1,636,311

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)

Three Months Ended
March 31
	2012	2011
	(Unaudited)
Revenues
Income from office and parking properties	$45,855	$27,760
Management company income	5,432	338
Total revenues	51,287	28,098

Expenses and other
Property operating expense	18,334	10,943
Depreciation and amortization	17,990	9,084
Change in fair value of contingent consideration	216	-
Management company expenses	4,534	803
General and administrative	3,599	3,756
Acquisition costs	826	2,349
Total expenses and other	45,499	26,935

Operating income	5,788	1,163

Other income and expenses
Interest and other income	97	324
Equity in earnings of unconsolidated joint ventures	-	41
Interest expense	(9,244)	(6,408)

Loss before income taxes	(3,359)	(4,880)

Income tax expense	(161)	-

Loss from continuing operations	(3,520)	(4,880)
Discontinued operations:
Income (loss) from discontinued operations	3,272	(2,910)
Gain on sale of real estate from discontinued operations	5,575	-
Total discontinued operations	8,847	(2,910)

Net income (loss)	5,327	(7,790)
Net income attributable to noncontrolling interest – unit holders	(89)	-
Net (income) loss attributable to noncontrolling interests – real estate partnerships	(533)	3,195

Net income (loss) for Parkway Properties, Inc.	4,705	(4,595)
Change in market value of interest rate swaps	82	1,089
Comprehensive income (loss)	$4,787	$(3,506)

Net income (loss) for Parkway Properties, Inc.	$4,705	$(4,595)
Dividends on preferred stock	(2,711)	(2,187)
Net income (loss) attributable to common stockholders	$1,994	$(6,782)

Net income (loss) per common share attributable to Parkway Properties, Inc.:
Basic and Diluted:
Loss from continuing operations attributable to Parkway Properties, Inc.	$(0.16)	$(0.27)
Discontinued operations	0.25	(0.05)
Basic and diluted net income (loss) attributable to Parkway Properties, Inc.	$0.09	$(0.32)

Weighted average shares outstanding:
Basic	21,568	21,476
Diluted	21,568	21,476

Amounts attributable to Parkway Properties, Inc. common stockholders:
Loss from continuing operations attributable to Parkway Properties, Inc.	$(3,499)	$(5,647)
Discontinued operations	5,493	(1,135)
Net income (loss) attributable to common stockholders	$1,994	$(6,782)

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share and per share data)
(Unaudited)

	Parkway Properties, Inc. Stockholders
	Preferred Stock	Common Stock	Common Stock Held in Trust	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	$128,942	$22	$(220)	$517,309	$(3,340)	$(271,104)	$258,428	$630,037

Net income	-	-	-	-	-	4,705	622	5,327
Change in fair value of interest rate swaps	-	-	-	-	82	-	192	274
Common dividends declared-$0.075 per share	-	-	-	-	-	(1,630)	-	(1,630)
Preferred dividends declared-$0.50 per share	-	-	-	-	-	(2,711)	-	(2,711)
Share-based compensation	-	-	-	157	-	-	-	157
Issuance costs for shelf registration	-	-	-	(10)	-	-	-	(10)
12,169 shares withheld to satisfy tax withholding obligation in connection with the vesting of restricted stock	-	-	-	(113)	-	-	-	(113)
Distribution of 2,125 shares of common stock from deferred compensation plan	-	-	72	-	-	-	-	72
Issuance of 1.8 million operating partnership units	-	-	-	-	-	-	18,216	18,216
Contribution of capital by noncontrolling interest	-	-	-	-	-	-	2,731	2,731
Distribution of capital to noncontrolling interest	-	-	-	-	-	-	(566)	(566)
Sale of noncontrolling interest in Parkway Properties Office Fund, L.P.	-	-	-	-	-	-	(10,043)	(10,043)
Balance at March 31, 2012	$128,942	$22	$(148)	$517,343	$(3,258)	$(270,740)	$269,580	$641,741

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31
	2012	2011
	(Unaudited)
Operating activities
Net income (loss)	$5,327	$(7,790)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,990	9,084
Depreciation and amortization – discontinued operations	414	15,816
Amortization of above market leases	1,126	39
Amortization of below market leases – discontinued operations	(32)	(339)
Amortization of loan costs	537	479
Amortization of mortgage loan discount	-	(197)
Share-based compensation expense	157	407
Deferred income tax benefit	(245)	-
Operating distributions from unconsolidated joint ventures	-	465
Gain on sale of real estate investments – discontinued operations	(5,575)	-
Equity in earnings of unconsolidated joint ventures	-	(41)
Equity in loss of unconsolidated joint ventures-discontinued operations	20	6
Change in fair value of contingent consideration	216	-
Increase in deferred leasing costs	(1,792)	(3,579)
Changes in operating assets and liabilities:
Change in receivables and other assets	8,468	(1,362)
Change in accounts payable and other liabilities	(11,045)	(18,135)

Net cash provided by (used in) operating activities	15,566	(5,147)

Investing activities
Distributions from unconsolidated joint ventures	120	135
Investment in real estate	(128,873)	(89,401)
Proceeds from sale of real estate	110,754	-
Improvements to real estate	(7,911)	(5,915)

Net cash used in investing activities	(25,910)	(95,181)

Financing activities
Principal payments on mortgage notes payable	(18,033)	(3,393)
Proceeds from mortgage notes payable	73,500	19,250
Proceeds from bank borrowings	30,126	89,386
Payments on bank borrowings	(114,448)	(33,644)
Debt financing costs	(2,169)	(3,294)
Purchase of Company stock	(113)	(299)
Dividends paid on common stock	(1,657)	(1,655)
Dividends paid on preferred stock	(2,711)	(2,187)
Contributions from noncontrolling interest partners	2,731	96,285
Distributions to noncontrolling interest partners	(566)	(5,631)
Issuance costs for shelf registration	(10)	-

Net cash (used in) provided by financing activities	(33,350)	154,818

Change in cash and cash equivalents	(43,694)	54,490

Cash and cash equivalents at beginning of period	75,183	19,670

Cash and cash equivalents at end of period	$31,489	$74,160

See notes to consolidated financial statements.

Parkway Properties, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2012

Note A – Basis of Presentation

The consolidated financial statements include the accounts of Parkway Properties, Inc. (“Parkway” or “the Company”), its wholly-owned subsidiaries and joint ventures in which the Company has a controlling interest.  The other partners’ equity interests in the consolidated joint ventures are reflected as noncontrolling interests in the consolidated financial statements.  Parkway also consolidates subsidiaries where the entity is a variable interest entity (“VIE”) and Parkway is the primary beneficiary and has the power to direct the activities of the VIE and has the obligation to absorb losses or the right to receive the benefits from the VIE that could be potentially significant to the VIE.  At March 31, 2012 and December 31, 2011, Parkway did not have any VIEs that required consolidation.  All significant intercompany transactions and accounts have been eliminated in the accompanying financial statements.

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

The accompanying unaudited condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  All such adjustments are of a normal recurring nature.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.  The financial statements should be read in conjunction with the 2011 annual report and the notes thereto.

The balance sheet at December 31, 2011 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by United States GAAP for complete financial statements.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”, which changes the wording used to describe the requirements in U.S. GAAP for measuring fair value, changes certain fair value measurement principles and enhances disclosure requirements for fair value measurements.  The FASB does not intend for ASU 2011-04 to result in a change in the application of the requirements in ASC 820.  The requirements of ASU 2011-04 are effective prospectively for interim and annual periods beginning after December 15, 2011.  At March 31, 2012, the Company had implemented ASU 2011-04.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income”, which modifies reporting requirements for comprehensive income in order to increase the prominence of items reported in other comprehensive income in the financial statements.  ASU 2011-05 requires presentation of either a single continuous statement of comprehensive income or two separate, but consecutive statements in which the first statement presents net income and its components followed by a second statement that presents total other comprehensive income, the components of other comprehensive income, and total comprehensive income.  The requirements of ASU 2011-05 are effective for interim and annual periods beginning after December 15, 2011.  At March 31, 2012, the Company had implemented ASU 2011-05.

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

The computation of diluted EPS is as follows (in thousands, except per share data):

	Three Months Ended March 31

	2012	2011
Numerator:
Basic and diluted net income (loss) attributable to common stockholders	$1,994	$(6,782)

Basic weighted average shares	21,568	21,476
Dilutive weighted average shares	21,568	21,476
Diluted net income (loss) per share attributable to Parkway Properties, Inc.	$0.09	$(0.32)

The computation of diluted EPS for the three months ended March 31, 2012 and 2011 did not include the effect of employee stock options, deferred incentive share units and restricted shares because their inclusion would have been anti-dilutive.

Note C – Supplemental Cash Flow Information and Schedule of Non-Cash Investing and Financing Activity

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

	Three Months Ended March 31

	2012	2011
	(in thousands)
Supplemental cash flow information:
Cash paid for interest	$10,311	$13,401
Cash paid (received) for income taxes	9	(8)
Supplemental schedule of non-cash investing and financing activity:
Mortgage note payable transferred to purchaser	(163,497)	-
Restricted shares and deferred incentive share units issued (forfeited)	(274)	726
Mortgage loan assumed in purchase	-	87,225

Note D – Acquisitions

On January 11, 2012, Parkway Properties Office Fund II, LP (“Fund II”) purchased The Pointe, a 252,000 square foot Class A office building in the Westshore submarket of Tampa, Florida.  The gross purchase price for The Pointe was $46.9 million and Parkway’s ownership share is 30%.  Parkway's equity contribution of $7.0 million was funded through availability under the Company’s senior unsecured revolving credit facility.

On February 10, 2012, Fund II purchased Hayden Ferry Lakeside II (“Hayden Ferry II”), a 300,000 square foot Class A+ office building located in the Tempe submarket of Phoenix, and directly adjacent to Hayden Ferry Lakeside I (“Hayden Ferry I”) purchased by Fund II in the second quarter of 2011.  The gross purchase price was $86.0 million and Parkway’s ownership share is 30%.  Parkway’s equity contribution of $10.8 million was initially funded through availability under the Company's existing senior unsecured revolving credit facility.  This investment completed the total investment of Fund II.

The preliminary allocation of purchase price related to intangible assets and liabilities and weighted average amortization period (in years) for each class of asset or liability for The Pointe and Hayden Ferry II is as follows (in thousands, except weighted average life):

	Amount	Weighted Average Life
Land	$8,924	N/A
Buildings	101,041	40
Tenant improvements	7,036	5
Lease commissions	3,811	5
Lease in place value	8,772	5
Above market leases	2,932	3
Below market leases	(2,660)	8

For details regarding dispositions during the first quarter of 2012, and to date through April 30, 2012, please see Note E – Discontinued Operations.

Note E – Discontinued Operations

All current and prior period income from the following office property dispositions and properties held for sale is included in discontinued operations for the three months ended March 31, 2012 and 2011 (in thousands).

Office Property	Location	Square Feet	Date of Sale	Net Sales Price	Net Book Value of Real Estate	Gain (Loss) on Sale
233 North Michigan	Chicago, IL	1,070	05/11/2011	$156,546	$152,254	$4,292
Greenbrier I & II	Hampton Roads, VA	172	07/19/2011	16,275	15,070	1,205
Glen Forest	Richmond, VA	81	08/16/2011	8,950	7,880	1,070
Tower at Gervais	Columbia, SC	298	09/08/2011	18,421	18,421	-
Wells Fargo	Houston, TX	134	12/09/2011	-	-	-
Fund I Assets	Various	1,956	12/31/2011	256,823	250,699	11,258
2011 Dispositions(2)		3,711		$457,015	$444,324	$17,825

Falls Pointe	Atlanta, GA	107	01/06/2012	$5,824	$4,467	$1,357
111 East Wacker	Chicago, IL	1,013	01/09/2012	153,240	153,287	(47)
Renaissance Center – Fund I	Memphis, TN	190	03/01/2012	27,661	24,629	3,032
Non-Core Assets	Various	1,474	1Q2012	90,040	88,807	1,233
2012 Dispositions (3)		2,784		$276,765	$271,190	$5,575

Office Property	Location	Square Feet	Date of Sale	Gross Sales Price	Net Book Value of Real Estate	Gain (Loss) On Sale
Properties Held For Sale and Expected to Close During Second Quarter 2012(1)
Fund I Assets	Atlanta, GA	581	2Q2012	$59,200	$-	$-

The Pinnacle at Jackson Place and Parking at Jackson Place (4)	Jackson, MS	271	2Q2012	29,500	-	-
		852		88,700	-	-
Remaining Property Held for Sale
111 Capitol Building (4)	Jackson, MS	187		-	-	-
Total Properties Held for Sale		1,039		$88,700	$-	$-

(1) Gains on assets held for sale are expected to be finalized upon sale and reflected in 2Q2012 financial statements.
(2) Total gain on the sale of real estate in discontinued operations recognized for the year ended December 31, 2011 was $17.8 million, of which $9.8 million was Parkway’s proportionate share.
(3) Total gain on the sale of real estate in discontinued operations recognized during the three months ended March 31, 2012 was $5.6 million, of which $2.3 million was Parkway’s proportionate share.
(4) During the first quarter of 2012 the Company sold 12 of 15 non-core assets.  The 12 assets sold include five assets in Richmond, four assets in Memphis and three assets in Jackson.  The three remaining assets that have not yet closed are The Pinnacle, Parking at Jackson Place and 111 Capitol Building, all in Jackson, Mississippi.  The Pinnacle and Parking at Jackson Place are expected to close during the second quarter of 2012, subject to buyer’s successful assumption of the existing mortgage and customary closing conditions.  The contract to sell 111 Capitol Building has expired without sale.

During the first quarter, the Company completed a significant portion of its previously disclosed dispositions as part of its strategic objective of becoming a leading owner of high quality office assets in higher growth markets in the Sunbelt.  As previously disclosed, the Company entered into an agreement to sell its interest in 13 office properties totaling 2.7 million square feet owned by Parkway Properties Office Fund, L.P. (“Fund I”) to its existing partner in the fund for a gross sales price of $344.3 million.  As of December 31, 2011, Parkway had completed the sale of 9 of these 13 assets.  These Fund I assets had a total $292.3 million in mortgage loans, of which $82.5 million was Parkway’s share, with a weighted average interest rate of 5.6% that were assumed by the buyer upon closing.

During the first quarter and through April 30, 2012, the Company completed the sale of two additional Fund I assets totaling 450,000 square feet, for net proceeds to Parkway of $2.7 million.  The sale of the two remaining assets in the Fund I portfolio is currently expected to close by the end of the second quarter of 2012, subject to obtaining necessary lender consents and customary closing conditions.  Accordingly, income from the remaining Fund I properties has been classified as discontinued operations for all current and prior periods.

Additionally, during the first quarter, the Company completed the sale of 12 of the 15 properties included in its strategic sale of a portfolio of non-core assets, generating net proceeds to Parkway of approximately $89.0 million.  The 12 assets that were sold during the quarter include five assets in Richmond, four assets in Memphis, and three assets in Jackson.

The two remaining non-core assets pending sale are The Pinnacle at Jackson Place and Parking at Jackson Place, and the sale is expected to close during the second quarter of 2012, subject to the buyer's successful assumption of the existing mortgage loan and customary closing conditions.  The Company does not anticipate receiving any material net proceeds from these sales still under contract.  The Pinnacle at Jackson Place currently serves as collateral for a $29.5 million mortgage loan.  The contract to sell a third non-core asset, 111 Capitol Building in Jackson, has expired without a sale.  Income for this non-core portfolio has been classified as discontinued operations for all current and prior periods.

The Company completed the sale of two additional assets in the first quarter, including the sale of 111 East Wacker, a 1.0 million square foot office property located in Chicago and Falls Pointe, a 107,000 square foot office property located in Atlanta and owned by Parkway Properties Office Fund II, L.P. (“Fund II”).  Parkway received approximately $4.0 million in net proceeds from both sales, which were used to reduce amounts outstanding under the Company's credit facility and fund its proportionate share of equity interests in additional purchases by Fund II.  Income from 111 East Wacker and Falls Pointe has been classified as discontinued operations for all current and prior periods.

In connection with the dispositions completed in the first quarter of 2012, and to date as of April 30, 2012, the buyers of the related office properties assumed $195.0 million in mortgage loans, of which $159.7 million was Parkway’s share.

At March 31, 2012, assets and liabilities related to assets held for sale represented six properties totaling 1.0 million square feet.  The major classes of assets and liabilities classified as held for sale at March 31, 2012 are as follows (in thousands):

March 31
2012
Balance Sheet:
Investment property	$96,582
Accumulated depreciation	(8,904)
Office property held for sale	87,678
Rents receivable and other assets	10,337
Intangible assets, net	829
Other assets held for sale	11,166
Total assets held for sale	$98,844

Mortgage notes payable	$90,710
Accounts payable and other liabilities	9,666
Total liabilities related to assets held for sale	$100,376

The amount of revenues and expenses for these office properties reported in discontinued operations for the three months ended March 31, 2012 and 2011 is as follows (in thousands):

	Three Months Ended
	March 31
	2012	2011
Statement of Operations:
Revenues
Income from office and parking properties	$9,366	$39,545
	9,366	39,545

Expenses
Office and parking properties
Operating expenses	3,853	18,180
Management company expense	152	74
Interest expense	1,791	8,352
Non-cash adjustment for interest rate swap	(138)	-
Depreciation and amortization	436	15,849
	6,094	42,455

Income (loss) from discontinued operations	3,272	(2,910)
Gain on sale of real estate from discontinued operations	5,575	-
Total discontinued operations per Statement of Operations	8,847	(2,910)
Net (income) loss attributable to noncontrolling interest from discontinued operations	(3,354)	1,775
Total discontinued operations – Parkway’s Share	$5,493	$(1,135)

Note F – Mortgage Loans

In connection with the previous sale of One Park Ten, the Company had seller-financed a $1.5 million note receivable that bore interest at 7.25% per annum on an interest-only basis through maturity in June 2012.  On April 2, 2012, the borrower prepaid the note receivable and all accrued interest in full.

On April 10, 2012, the Company transferred its rights, title and interest in the B participation piece (the “B piece”) of a first mortgage secured by an 844,000 square foot office building in Dallas, Texas known as 2100 Ross.  The B piece was purchased at an original cost of $6.9 million in November 2007.  The B piece was originated by Wachovia Bank, N.A., a Wells Fargo Company, and had a face value of $10.0 million, a stated coupon rate of 6.065% and a scheduled maturity in May 2012.  During 2011, the Company recorded a non-cash impairment loss on the mortgage loan in the amount of $9.2 million, thereby reducing its investment in the mortgage loan to zero.  Under the terms of the transfer, the Company is entitled to certain payments if the transferee is successful in obtaining ownership of 2100 Ross or if the transferee is successful in obtaining payment on the amount due on the note receivable.  In the event that the transferee is unsuccessful in obtaining value from the note receivable, the Company would not be entitled to any payment.

Note G – Management Contracts

During 2011, as part of the Company’s combination with Eola, Parkway purchased the management contracts associated with Eola’s property management business.  At the purchase date, the contracts were valued by an independent appraiser at $52.0 million.  The value of the management contracts is based on the sum of the present value of future cash flows attributable to the management contracts, in addition to the value of tax savings as a result of the amortization of intangible assets.  During the three months ended March 31, 2012, the Company recorded amortization expense of $862,000 on the management contracts.  Also, in conjunction with the valuation of the management company, the Company recorded $26.2 million of goodwill, a $31.0 million liability related to contingent consideration and a deferred tax liability of $14.8 million.  At March 31, 2012, management contracts, net of accumulated amortization totaled $48.7 million, goodwill totaled $26.2 million and deferred tax liability totaled $14.1 million.  There is no remaining liability with respect to the contingent consideration.

Note H - Capital and Financing Transactions

On March 30, 2012, the Company entered into an Amended and Restated Credit Agreement with a consortium of eight banks for its $190.0 million senior unsecured revolving credit facility.  Additionally, the Company amended its $10.0 million working capital revolving credit facility under substantially the same terms and conditions, with the combined size of the facilities remaining at $200.0 million (collectively, the “New Facilities”).  The New Facilities provide for modifications to the existing facilities by, among other things, extending the maturity date from January 31, 2014 to March 29, 2016, with an additional one-year extension option with the payment of a fee, increasing the size of the accordion feature from $50 million to as much as $160 million, lowering applicable interest rate spreads and unused fees, and modifying certain other terms and financial covenants.  The interest rate on the New Facilities is based on LIBOR plus 160 to 235 basis points, depending on overall Company leverage (with the current rate set at 210 basis points).  Additionally, the Company pays fees on the unused portion of the New Facilities ranging between 25 and 35 basis points based  upon usage of the aggregate commitment (with the current rate set at 35 basis points).  Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as Joint Lead Arrangers and Joint Book Runners on the senior facility.  In addition, Wells Fargo Bank, N.A. acted as Administrative Agent and Bank of America, N.A. acted as Syndication Agent.  KeyBank, N.A., PNC Bank, N.A. and Royal Bank of Canada all acted as Documentation Agents.  Other participating lenders include JPMorgan Chase Bank, Trustmark National Bank, and Seaside National Bank and Trust.  The working capital revolving credit facility was provided solely by PNC Bank, N.A.  At March 31, 2012, the Company had a total of $48.0 million outstanding under its credit facilities (collectively, the “Credit Facility”) and was in compliance with all loan covenants under each credit facility.

Mortgage notes payable at March 31, 2012 totaled $644.4 million, of which $90.7 million was classified as liabilities related to assets held for sale, with an average interest rate of 5.5% and were secured by office properties.

On January 9, 2012, in connection with the sale of 111 East Wacker for a gross sale price of $150.6 million, the buyer assumed the existing $147.9 million non-recourse mortgage loan secured by the property which had a fixed interest rate of 6.3% and maturity date of July 2016.

On January 11, 2012, in connection with the purchase of The Pointe in Tampa, Florida, Fund II obtained a $23.5 million non-recourse first mortgage loan, which matures in February 2019.  The mortgage has a fixed rate of 4.0% and is interest only for the first 42 months of the term.

On February 10, 2012, Fund II obtained a $50.0 million non-recourse mortgage loan, of which $15.0 million is Parkway’s share, secured by Hayden Ferry II, a 300,000 square foot office property located in the Tempe submarket of Phoenix, Arizona.  The mortgage loan matures in July 2018 and bears interest at LIBOR plus the applicable spread which ranges from 250 to 350 basis points over the term of the year loan.  In connection with this mortgage, Fund II entered into an interest rate swap that fixes LIBOR at 1.5% through January 25, 2018, which equates to a total interest rate ranging from 4.0% to 5.0%.  The mortgage loan is cross-collateralized, cross-defaulted, and coterminous with the mortgage loan secured by Hayden Ferry I.

On March 9, 2012, the Company repaid a $16.3 million non-recourse mortgage loan secured by Bank of America Plaza, a 337,000 square foot office property in Nashville, Tennessee.  The mortgage loan had a fixed rate of 7.1% and was scheduled to mature in May 2012.  The Company repaid the mortgage loan using available proceeds under the senior unsecured revolving credit facilities.

During 2012, in conjunction with the sale of two Fund I assets, the buyer assumed $47.1 million of non-recourse first mortgage loans, of which $11.8 million was Parkway’s share.  The remaining two assets in the Fund I portfolio serve as collateral for a $29.7 million non-recourse mortgage loan, of which $7.4 million is Parkway’s share.  This loan will be assumed by the buyer upon closing during the second quarter of 2012, subject to obtaining necessary lender consents and customary closing conditions.

The Company has entered into interest rate swap agreements.  The Company designated the swaps as cash flow hedges of the variable interest rates on a portion of the debt secured by the Pinnacle at Jackson Place and the debt secured by 245 Riverside, Corporate Center Four, Cypress Center, Bank of America Center, Two Ravinia, Hayden Ferry I, and Hayden Ferry II. These swaps, excluding the swap secured by the Pinnacle at Jackson Place, are considered to be fully effective and changes in the fair value of the swaps are recognized in accumulated other comprehensive loss.

On February 10, 2012, Fund II entered into an interest rate swap with the lender of the loan secured by Hayden Ferry II in Phoenix, Arizona, for a $50 million notional amount that fixes LIBOR at 1.5% through January 25, 2018, which when combined with the applicable spread ranging from 250 to 350 basis points equates to a total interest rate ranging from 4.0% to 5.0% over the term of the loan..  The Company designated the swap as a cash flow hedge of the variable interest payments associated with the mortgage loan.

The Company’s interest rate hedge contracts at March 31, 2012, and 2011 are summarized as follows (in thousands):

						Fair Market Value
						Liability
Type of	Balance Sheet	Notional	Maturity		Fixed	March 31
Hedge	Location	Amount	Date	Reference Rate	Rate	2012	2011
Swap	Accounts payable and other liabilities	$23,500	12/01/14	1-month LIBOR	5.8%	$-	$(1,914)
Swap	Accounts payable and other liabilities	$12,088	11/18/15	1-month LIBOR	4.1%	(575)	-
Swap	Accounts payable and other liabilities	$33,875	11/18/17	1-month LIBOR	4.7%	(2,715)	-
Swap	Accounts payable and other liabilities	$22,000	01/25/18	1-month LIBOR	4.5%	(1,454)	-
Swap	Accounts payable and other liabilities	$50,000	01/25/18	1-month LIBOR	5.0%	(403)	-
Swap	Accounts payable and other liabilities	$9,250	09/30/18	1-month LIBOR	5.2%	(1,010)	-
Swap	Accounts payable and other liabilities	$22,500	10/08/18	1-month LIBOR	5.4%	(2,641)	-
Swap	Accounts payable and other liabilities	$22,100	11/18/18	1-month LIBOR	5.0%	(2,062)	-
						$(10,860)	$(1,914)

Note I – Noncontrolling Interests

Real Estate Partnerships

The Company has an interest in two joint ventures that are included in its consolidated financial statements. Information relating to these consolidated joint ventures as of March 31, 2012 is detailed below.

		Parkway’s	Square Feet
Joint Venture Entity and Property Name	Location	Ownership %	(In thousands)
Parkway Properties Office Fund, LP (“Fund I”)
100 Ashford Center	Atlanta, GA	25.0%	160
Peachtree Ridge	Atlanta, GA	25.0%	160
Overlook II	Atlanta, GA	25.0%	261
Total Fund I		25.0%	581

Parkway Properties Office Fund II, LP (“Fund II”)
Hayden Ferry Lakeside I	Phoenix, AZ	30.0%	203
Hayden Ferry Lakeside II	Phoenix, AZ	30.0%	300
245 Riverside	Jacksonville, FL	30.0%	135
Bank of America Center	Orlando, FL	30.0%	421
Corporate Center Four at International Plaza	Tampa, FL	30.0%	250
Cypress Center I - III	Tampa, FL	30.0%	286
The Pointe	Tampa, FL	30.0%	252
Lakewood II	Atlanta, GA	30.0%	124
3344 Peachtree	Atlanta, GA	33.0%	485
Two Ravinia	Atlanta, GA	30.0%	438
Carmel Crossing	Charlotte, NC	30.0%	326
Two Liberty Place	Philadelphia, PA	19.0%	941
Total Fund II		27.9%	4,161

Total Consolidated Joint Ventures		27.6%	4,742

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

As previously disclosed, the Company entered into an agreement to sell its interest in 13 office properties totaling 2.7 million square feet owned by Fund I to its existing partner in the fund for a gross sales price of $344.3 million.  As of April 30, 2012, the Company has completed the sale of 11 Fund I assets totaling approximately 2.4 million square feet in six markets, representing a majority of the Fund I assets.  The sale of the two remaining assets in the Fund I portfolio is expected to close by the end of the second quarter of 2012, subject to obtaining necessary lender consents and customary closing conditions.  Parkway received approximately $14.0 million in net proceeds for the completed sales of the Fund I assets, and the proceeds were used to reduce amounts outstanding under the Company's credit facilities.  The remaining two assets in the Fund I portfolio have a total of $29.7 million in non-recourse mortgage loans, of which $7.4 million is Parkway’s share and are expected to be assumed by the buyer upon closing.

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

Noncontrolling interest - real estate partnerships represents the other partners’ proportionate share of equity in the partnerships discussed above at March 31, 2012. Income is allocated to noncontrolling interest based on the weighted average percentage ownership during the year.

Operating Partnership Units (“OP Units”)

On December 30, 2011, Parkway and the former Eola principals amended certain post-closing provisions of the contribution agreement to provide, among other things, that if the Management Company achieved annual revenues in excess of the original 2011 target, all OP Units subject to the 2011 earn-out, the 2012 earn-out and the earn-up will be deemed earned and paid when the 2011 earn-out payment is made.  Based on the Management Company revenue for 2011, the target was achieved and all 1.8 million OP Units were earned and issued to Eola’s principals on February 28, 2012.

Note J - Share-Based and Long-Term Compensation Plans

Effective May 1, 2010, the stockholders of the Company approved Parkway’s 2010 Omnibus Equity Incentive Plan (the “2010 Equity Plan”) that authorized the grant of up to 600,000 equity based awards to employees and directors of the Company. The 2010 Equity Plan replaced the Company’s 2003 Equity Incentive Plan and the 2001 Non-Employee Directors Equity Compensation Plan.  At present, it is Parkway’s intention to grant restricted shares and/or deferred incentive share units instead of stock options, although the 2010 Equity Plan authorizes various forms of incentive awards, including options.  The 2010 Equity Plan has a ten-year term.

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

The Company also adopted a long-term cash incentive that was designed to reward significant outperformance over the three year period beginning July 1, 2010.  The performance goals for actual payment under the long-term cash incentive will require the Company to (i) achieve an absolute compounded annual TRS that exceeds 14% AND (ii) achieve an absolute compounded annual TRS that exceeds the compounded annual return of the RMS by at least 500 basis points.  Notwithstanding the above goals, in the event the Company achieves an absolute compounded annual TRS that exceeds 19%, then the Company must achieve an absolute compounded annual TRS that exceeds the compounded annual return of the RMS by at least 600 basis points.  The aggregate amount of the cash incentive earned would increase with corresponding increases in the absolute compounded annual TRS achieved by the Company.  There will be a cap on the aggregate cash incentive earned in the amount of $7.1 million.  Achievement of the maximum cash incentive would equate to an absolute compounded annual TRS that approximates 23%, provided that the absolute compounded annual TRS exceeds the compounded annual return of the RMS by at least 600 basis points.  The total compensation expense for the long-term cash incentive awards is based upon the estimated fair value of the award on the grant date and adjustment as necessary each reporting period.  The long-term cash incentive awards are accounted for as a liability-classified award on the Company’s March 31, 2012 and December 31, 2011 consolidated balance sheets.  The grant date and quarterly fair value estimates for awards that are subject to a market condition are determined using a simulation pricing model developed to specifically accommodate the unique features of the awards.

At March 31, 2012, a total of 382,670 shares of restricted stock have been granted to officers of the Company.  The shares are valued at $3.2 million, which equates to an average price per share of $8.48.  The value, including estimated forfeitures, of restricted shares that vest based on service conditions will be amortized to compensation expense ratably over the vesting period for each grant of stock.  At March 31, 2012, a total of 23,815 deferred incentive share units have been granted to employees of the Company.  The deferred incentive share units are valued at $543,000, which equates to an average price per share of $22.79, and the units vest four years from grant date.  Total compensation expense related to the restricted stock and deferred incentive units of $157,000, and $407,000 was recognized during the three months ended March 31, 2012 and 2011, respectively.  Total compensation expense related to nonvested awards not yet recognized was $2.2 million at March 31, 2012.  The weighted average period over which this expense is expected to be recognized is approximately 1.9 years.

A summary of the Company’s restricted shares and deferred incentive share unit activity for the three months ended March 31, 2012 is as follows:

		Weighted		Weighted
		Average	Deferred	Average
	Restricted	Grant-Date	Incentive	Grant-Date
	Shares	Fair Value	Share Units	Fair Value
Balance at 12/31/11	454,070	$9.83	27,370	$21.65
Issued	21,900	10.15	-	-
Vested	(42,138)	23.59	-	-
Forfeited	(51,162)	8.73	(3,555)	13.99
Balance at 03/31/12	382,670	$8.48	23,815	$22.79

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

	As of March 31, 2012		As of December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$31,489	$31,489	$75,183	$75,183

Financial Liabilities:
Mortgage notes payable	$644,384	$647,865	$752,414	$761,942
Notes payable to banks	48,000	48,000	132,322	125,494
Interest rate swap agreements	10,860	10,860	11,134	11,134

The methods and assumptions used to estimate fair value for each class of financial asset or liability are discussed below:

Cash and cash equivalents:  The carrying amounts for cash and cash equivalents approximate fair value.

Mortgage notes payable:  The fair value of mortgage notes payable is estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.  This information is considered a Level 2 input as defined by ASC 820.

Notes payable to banks:  The fair value of the Company’s notes payable to banks is estimated by discounting expected cash flows at current market rates.  This information is considered a Level 2 input as defined by ASC 820.

Interest rate swap agreements:  The fair value of the interest rate swaps is determined by estimating the expected cash flows over the life of the swap using the mid-market rate and price environment as of the last trading day of the reporting period.  This information is considered a Level 2 input as defined by ASC 820.

Note L – Income Taxes

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

Parkway’s provision for income taxes for the three months ended March 31, 2012 was $406,000 of current federal and state income tax expense resulting from undistributed REIT taxable income.

In connection with the purchase accounting for the Management Company, the Company recorded deferred tax liabilities of $14.8 million representing differences between the tax basis and GAAP basis of the acquired assets and liabilities (primarily related to the Management Company contracts) multiplied by the effective tax rate.  The Company was required to record these deferred tax liabilities as a result of the Management Company operating as a C corporation at the time it was acquired.  At March 31, 2012, the deferred tax liability totaled $14.1 million and the deferred income tax benefit recorded for the three months ended March 31, 2012 was $245,000.

Note M - Subsequent Events

TPG Securities Purchase Agreement

On May 3, 2012, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), by and among the Company and TPG VI Pantera Holdings, L.P. (“TPG”).  Pursuant to the terms of the Purchase Agreement, TPG will acquire 4,300,000 shares of the Company’s common stock at a purchase price of $11.25 per share, and 13,477,778 shares of a newly authorized series of the Company’s preferred stock, designated as Series E Convertible Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series E Preferred Stock”), at a purchase price and liquidation preference of $11.25 per share, for an aggregate investment in the Company by TPG of $200 million.

The Series E Preferred Stock will be convertible into shares of common stock following the receipt of the requisite approval of the Company’s stockholders at an initial conversion ratio equal to one share of common stock per share of Series E Preferred Stock, subject to adjustment.  In the event that the approval by the Company’s stockholders of such conversion has not been obtained within 180 following the closing of the transaction, the liquidation preference of and conversion ratio applicable to each share of Series E Preferred Stock will be adjusted to equal 110% of the liquidation preference and conversion ratio in effect immediately prior to such adjustment.  The Series E Preferred Stock will participate in dividends declared and paid on the common stock.  Until it is converted into common stock, the dividend rate applicable to the Series E Preferred Stock will increase to (i) 8.0% per annum beginning 180 days after closing of the TPG transaction and continuing until the end of the second full calendar quarter after commencement of such dividend rate (during which time the Company may pay the dividends in kind by issuing additional shares of Series E Preferred Stock), (ii) 12% per annum beginning upon expiration of such period and continuing for four calendar quarters, and (iii) 15% per annum thereafter.  These dividends will be net of the amount of any Common Stock dividends received by the holders of Series E Preferred Stock during such periods.

Hearst Tower Purchase and Sale Agreement

On April 30, 2012, the Company entered into a purchase and sale agreement to acquire Hearst Tower, a 972,000 square foot office tower located in the central business district of Charlotte, North Carolina.  The purchase and sale agreement contains customary representations and warranties by the seller, is subject to customary due diligence procedures and closing conditions and is expected to close in the second quarter of 2012.

The contract purchase price of the property is approximately $250 million, exclusive of closing costs.  In connection with the acquisition of the property, the Company deposited $12.5 million in escrow. Such deposit will be credited towards the purchase price of the property. The building is currently 94% leased with no material lease expirations until 2017.  The purchase of the Hearst Tower will initially be funded using proceeds from the anticipated investment by TPG and amounts available under the Credit Facility.

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

The following is a reconciliation of FFO and net income (loss) attributable to common stockholders for office properties and total consolidated entities for the three months ended March 31, 2012 and 2011.  Amounts presented as “Unallocated and Other” represent primarily income and expense associated with providing management services, corporate general and administrative expense, interest expense on the Company’s credit facility and preferred dividends.

	At or for the three months ended				At or for the three months ended
	March 31, 2012				March 31, 2011
	Office	Unallocated		Office	Unallocated
	Properties	and Other	Consolidated	Properties	and Other	Consolidated
	(in thousands)			(in thousands)
	(Unaudited)

Income from office and parking properties (a)	$45,855	$-	$45,855	$27,760	$-	$27,760
Management company income	-	5,432	5,432	-	338	338
Property operating expenses (b)	(18,334)	-	(18,334)	(10,943)	-	(10,943)
Depreciation and amortization	(17,990)	-	(17,990)	(9,084)	-	(9,084)
Management company expenses	-	(4,534)	(4,534)	-	(803)	(803)
Income tax expense	-	(161)	(161)	-	-	-
General and administrative expenses	-	(3,599)	(3,599)	-	(3,756)	(3,756)
Acquisition costs	(826)	-	(826)	(1,413)	(936)	(2,349)
Other income	-	97	97	-	324	324
Equity in earnings of unconsolidated joint ventures	-	-	-	41	-	41
Interest expense (c)	(7,947)	(1,297)	(9,244)	(4,302)	(2,106)	(6,408)
Adjustment for noncontrolling – unit holders	-	(89)	(89)	-	-	-
Adjustment for noncontrolling – real estate partnerships	(533)	-	(533)	3,195	-	3,195
Income (loss) from discontinued operations	3,272	-	3,272	(2,910)	-	(2,910)
Gain on sale of real estate from discontinued operations	5,575	-	5,575	-	-	-
Change in fair value of contingent consideration	-	(216)	(216)	-	-	-
Dividends on preferred stock	-	(2,711)	(2,711)	-	(2,187)	(2,187)
Net income (loss) attributable to common stockholders	9,072	(7,078)	1,994	2,344	(9,126)	(6,782)
Depreciation and amortization	17,990	-	17,990	9,084	-	9,084
Depreciation and amortization – discontinued operations	414	-	414	15,817	-	15,817
Depreciation and amortization noncontrolling interest – real estate partnerships	(8,041)	-	(8,041)	(5,564)	-	(5,564)
Adjustment for depreciation and amortization-unconsolidated joint ventures	22	-	22	88	-	88
Noncontrolling interest – unit holders	-	89	89	-	-	-
Gain on sale of real estate (Parkway’s share)	(2,333)	-	(2,333)	-	-	-
Funds from operations available to common stockholders	$17,124	$(6,989)	$10,135	$21,769	$(9,126)	$12,643

Total assets	$1,323,840	$90,927	$1,414,767	$1,816,751	$8,064	$1,824,815

Office and parking properties	$1,032,405	$-	$1,032,405	$1,537,892	$-	$1,537,892

Assets held for sale	$98,844	$-	$98,844	$-	$-	$-

Capital expenditures (d)	$9,703	$-	$9,703	$9,494	$-	$9,494

(a)	Included in income from office and parking properties are rental revenues, customer reimbursements, parking income and other income.

(b)	Included in property operating expenses are real estate taxes, insurance, contract services, repairs and maintenance and property operating expenses.

(c)
Interest expense for office properties represents interest expense on property secured mortgage debt.  It does not include interest expense on the Company’s unsecured credit facilities, which is included in “Unallocated and Other”.

(d)	Capital expenditures include building improvements, tenant improvements and leasing costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Parkway is a self-administered REIT specializing in the ownership of quality office properties in higher growth submarkets in the Sunbelt region of the United States.  At April 30, 2012, Parkway owns or has an interest in 43 office properties located in 10 states with an aggregate of approximately 10.0 million square feet of leasable space.  Fee-based real estate services are offered through wholly-owned subsidiaries of the Company, which in total manage and/or lease approximately 12.5 million square feet for third-party owners at April 30, 2012.  Unless otherwise indicated, all references to square feet represent net rentable area.

Occupancy.  Parkway’s revenues are dependent on the occupancy of its office buildings.  At April 1, 2012, occupancy of Parkway’s office portfolio was 85.9% compared to 83.9% at January 1, 2012 and 83.8% at April 1, 2011.  Not included in the April 1, 2012, occupancy rate is the impact of the sale of Overlook II on April 30, 2012, as well as 21 signed leases totaling 148,000 square feet expected to take occupancy between now and the fourth quarter of 2012, of which the majority will commence during the second and third quarters of 2012.  Including the sale of Overlook II and these signed leases, the Company’s portfolio was 87.6% leased at April 1, 2012.  The Company’s average occupancy for the first quarter of 2012 was 84.3%, and Parkway currently projects an average annual occupancy range of 84.5% to 86.5% during 2012 for its office properties.  To combat rising vacancy, Parkway utilizes innovative approaches to produce new leases.  These include the Broker Bill of Rights, a short-form service agreement and customer advocacy programs which are models in the industry and have historically helped the Company maintain occupancy over time.

During the first quarter of 2012, 46 leases were renewed totaling 140,000 rentable square feet at an average rent per square foot of $22.41, representing a 7.9% rate decrease, and at an average cost of $1.99 per square foot per year of the lease term.

During the first quarter of 2012, 11 expansion leases were signed totaling 25,000 rentable square feet at an average rent per square foot of $24.27 and at an average cost of $5.35 per square foot per year of the lease term.

During the first quarter of 2012, 27 new leases were signed totaling 203,000 rentable square feet at an average rent per square foot of $22.43 and at an average cost of $5.49 per square foot per year of the term.

Rental Rates.  An increase in vacancy rates in a market or at a specific property has the effect of reducing market rental rates and vice versa.  Parkway’s leases typically have three to seven year terms, though the Company does enter into leases with terms that are either shorter or longer than that typical range.  As leases expire, the Company seeks to replace the existing leases with new leases at the current market rental rate.  For Parkway’s core properties owned as of April 1, 2012, management estimates that it has approximately $0.58 per square foot in rental rate embedded loss in its office property leases.  Embedded loss is defined as the difference between the weighted average in-place cash rents including operating expense reimbursements and the weighted average estimated market rental rate.

Customer Retention.  Keeping existing customers is important as high customer retention leads to increased occupancy, less downtime between leases, and reduced leasing costs.  Parkway estimates that it costs five to six times more to replace an existing customer with a new one than to retain the existing customer.  In making this estimate, Parkway takes into account the sum of revenue lost during downtime on the space plus leasing costs, which typically rise as market vacancies increase.  Therefore, Parkway focuses a great amount of energy on customer retention.  Parkway's operating philosophy is based on the premise that it is in the customer retention business.  Parkway seeks to retain its customers by continually focusing on operations at its office properties.  The Company believes in providing superior customer service; hiring, training, retaining and empowering each employee; and creating an environment of open communication both internally and externally with customers and stockholders.  Over the past ten years, Parkway maintained an average 65% customer retention rate.  Parkway’s customer retention rate was 46.8% for the quarter ended March 31, 2012, as compared to 47.1% for the quarter ended December 31, 2011, and 48.1% for the quarter ended March 31, 2011.

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

At March 31, 2012, Parkway had two partnerships structured as discretionary funds.

Parkway Properties Office Fund I, L.P. (“Fund I”), a $500.0 million discretionary fund, was formed on July 6, 2005 and was fully invested at February 15, 2008.  Fund I was structured such that Ohio PERS would be  a 75% investor and Parkway  a 25% investor in the fund, with an original target capital structure of approximately $200.0 million of equity capital and $300.0 million of non-recourse, fixed-rate first mortgage debt.

As previously disclosed, the Company entered into an agreement to sell its interest in 13 office properties totaling 2.7 million square feet owned by Fund I to its existing partner in the fund for a gross sales price of $344.3 million.  As of April 30, 2012, the Company has completed the sale of 11 Fund I assets totaling approximately 2.4 million square feet in six markets, representing a majority of the Fund I assets.  The sale of the two remaining assets in the Fund I portfolio is expected to close by the end of the second quarter of 2012, subject to obtaining necessary lender consents and customary closing conditions.  Parkway received approximately $14.0 million in net proceeds for the completed sales of the Fund I assets, and the proceeds were used to reduce amounts outstanding under the Company's credit facilities. The remaining two assets in the Fund I portfolio have a total of $29.7 million in non-recourse mortgage loans, of which $7.4 million is Parkway’s share and are expected to be assumed by the buyer upon closing.

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

Financial Condition

Comments are for the balance sheet dated March 31, 2012 compared to the balance sheet dated December 31, 2011.

Office and Parking Properties. In 2012, Parkway continued the execution of its strategy of operating and acquiring office properties as well as liquidating non-core assets that no longer meet the Company’s investment criteria or the Company has determined value will be maximized by selling.  During the three months ended March 31, 2012, total assets decreased $221.5 million or 13.5%.

Acquisitions and Improvements.  Parkway's investment in office and parking properties increased $110.5 million net of depreciation to a carrying amount of $1.0 billion at March 31, 2012 and consisted of 38 office and parking properties and excluded properties classified as held for sale.  The primary reason for the increase in office and parking properties relates to the purchase of two office properties by Fund II.

On January 11, 2012, Fund II purchased The Pointe, a 252,000 square foot office building located in the Westshore submarket of Tampa, Florida.  The gross purchase price for The Pointe was $46.9 million and Parkway’s ownership share is 30%.  Parkway's equity contribution of $7.0 million was funded through availability under the Company’s senior unsecured revolving credit facility

On February 10, 2012, Fund II purchased Hayden Ferry Lakeside II (“Hayden Ferry II”), a 300,000 square foot Class A+ office building located in the Tempe submarket of Phoenix and directly adjacent to Hayden Ferry Lakeside I (“Hayden Ferry I”) purchased by Fund II in the second quarter of 2011.  The gross purchase price was $86.0 million and Parkway’s ownership share is 30%.  Parkway’s equity contribution of $10.8 million was funded through availability under the Company's senior unsecured revolving credit facility.  This investment in Hayden Ferry II completes the total investment of Fund II.

During the three months ending March 31, 2012, the Company capitalized building improvements of $7.9 million and recorded depreciation expense of $11.1 million related to its office and parking properties.

Dispositions.  During the first quarter, the Company completed a significant portion of its previously disclosed dispositions as part of its strategic objective of becoming a leading owner of high quality office assets in higher growth markets in the Sunbelt.  As previously disclosed, the Company entered into an agreement to sell its interest in 13 office properties totaling 2.7 million square feet owned by Fund I to its existing partner in the fund for a gross sales price of $344.3 million.  As of December 31, 2011, Parkway had completed the sale of 9 of these 13 assets.

During the first quarter and through April 30, 2012, the Company completed the sale of two additional Fund I assets totaling 450,000 square feet, for net proceeds to Parkway of $2.7 million.  The sale of the two remaining assets in the Fund I portfolio is currently expected to close by the end of the second quarter of 2012, subject to obtaining necessary lender consents and customary closing conditions.

Additionally, during the first quarter, the Company completed the sale of 12 of the 15 properties included in its strategic sale of a portfolio of non-core assets, generating net proceeds to Parkway of approximately $89.0 million.  The 12 assets that were sold during the quarter include five assets in Richmond, four assets in Memphis, and three assets in Jackson.

The two remaining non-core assets pending sale are The Pinnacle at Jackson Place and Parking at Jackson Place, and the sale is expected to close during the second quarter of 2012, subject to the buyer's successful assumption of the existing mortgage loan and customary closing conditions.  The Company does not anticipate receiving any material net proceeds from these sales still under contract.  The Pinnacle at Jackson Place currently serves as collateral for a $29.5 million mortgage loan.  The contract to sell a third non-core asset, 111 Capitol Building in Jackson, has expired without a sale.

The Company completed the sale of two additional assets in the first quarter, including the sale of 111 East Wacker, a 1.0 million square foot office property located in Chicago and Falls Pointe, a 107,000 square foot office property located in Atlanta and owned by Parkway Properties Office Fund II, L.P. (“Fund II”).  Parkway received approximately $4.0 million in net proceeds from both sales, which were used to reduce amounts outstanding under the Company's credit facility and fund its proportionate share of equity interests in additional purchases by Fund II.

Mortgage Loans.  In connection with the previous sale of One Park Ten, the Company had seller-financed a $1.5 million note receivable that bore interest at 7.25% per annum on an interest-only basis through maturity in June 2012.  On April 2, 2012, the borrower prepaid the note receivable and all accrued interest in full.

On April 10, 2012, the Company transferred its rights, title and interest in the B participation piece (the “B piece”) of a first mortgage secured by an 844,000 square foot office building in Dallas, Texas known as 2100 Ross.  The B piece was purchased at an original cost of $6.9 million in November 2007.  The B piece was originated by Wachovia Bank, N.A., a Wells Fargo Company, and had a face value of $10.0 million, a stated coupon rate of 6.065% and a scheduled maturity in May 2012.  During 2011, the Company recorded a non-cash impairment loss on the mortgage loan in the amount of $9.2 million, thereby reducing its investment in the mortgage loan to zero.  Under the terms of the transfer, the Company is entitled to certain payments if the transferee is successful in obtaining ownership of 2100 Ross or if the transferee is successful in obtaining payment on the amount due on the note receivable.  In the event that the transferee is unsuccessful in obtaining value from the note receivable, the Company would not be entitled to any payment.

Receivables and Other Assets.  For the three months ended March 31, 2012, receivables and other assets decreased $13.1 million or 12.0%.  The net decrease is primarily due to the receipt of $11.3 million in proceeds from the sale of nine Fund I assets on December 31, 2011, and the release of a $7.0 million lender escrow related to Hayden Ferry I, offset by an increase in lease costs related to the purchase price allocation of two office properties purchased by Fund II.

Intangible Assets, Net. For the three months ended March 31, 2012, intangible assets net of related amortization increased $9.6 million or 10.0% and was primarily due to the purchase of two office properties by Fund II.

Cash and Cash Equivalents.  Cash and cash equivalents decreased $43.7 million or 58.1% during the three months ended March 31, 2012 and is primarily due to equity contributions from Fund II limited partners received during 2011 for the purchase of office properties which closed during the first quarter of 2012.  Parkway’s proportionate share of cash and cash equivalents at March 31, 2012 and December 31, 2011 was $12.5 million and $25.8 million, respectively.

Assets Held for Sale and Liabilities Related to Assets Held for Sale.  For the three months ended March 31, 2012, assets held for sale decreased $283.9 million or 74.2% and liabilities related to assets held for sale decreased $185.2 million or 64.9%.  For a complete discussion of assets and related to liabilities held for sale, please reference “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Discontinued Operations.”

Notes Payable to Banks. Notes payable to banks decreased $84.3 million or 63.7% during the three months ended March 31, 2012.  At March 31, 2012, notes payable to banks totaled $48.0 million and the net decrease is attributable to payments on the senior unsecured revolving credit facility from proceeds received from the sale of office properties.

On March 30, 2012, the Company entered into an Amended and Restated Credit Agreement with a consortium of eight banks for its $190 million senior unsecured revolving credit facility.  Additionally, the Company amended its $10 million working capital revolving credit facility under substantially the same terms and conditions, with the combined size of the facilities remaining at $200 million (collectively, the “New Facilities”).  The New Facilities provide for modifications to the existing facilities by, among other things, extending the maturity date from January 31, 2014 to March 29, 2016, with an additional one-year extension option with the payment of a fee, increasing the size of the accordion feature from $50 million to as much as $160 million, lowering applicable interest rate spreads and unused fees, and modifying certain other terms and financial covenants.  The interest rate on the New Facilities is based on LIBOR plus 160 to 235 basis points, depending on overall Company leverage (with the current rate set at 210 basis points).  Additionally, the Company pays fees on the unused portion of the New Facilities ranging between 25 and 35 basis points based  upon usage of the aggregate commitment (with the current rate set at 35 basis points).  Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as Joint Lead Arrangers and Joint Book Runners on the senior facility.  In addition, Wells Fargo Bank, N.A. acted as Administrative Agent and Bank of America, N.A. acted as Syndication Agent.  KeyBank, N.A., PNC Bank, N.A. and Royal Bank of Canada all acted as Documentation Agents.  Other participating lenders include JPMorgan Chase Bank, Trustmark National Bank, and Seaside National Bank and Trust.  The working capital revolving credit facility was provided solely by PNC Bank, N.A.

Mortgage Notes Payable. During the three months ended March 31, 2012, mortgage notes payable increased $55.7 million or 11.2% and is due to the placement of non-recourse mortgage loans on two Fund II properties totaling $73.5 million, offset by the payoff of one mortgage loan in the amount of $16.3 million and scheduled principal payments of $1.5 million.

On January 11, 2012, in connection with the purchase of The Pointe in Tampa, Florida, Fund II obtained a $23.5 million non-recourse first mortgage loan, which matures in February 2019.  The mortgage has a fixed rate of 4.0% and is interest only for the first forty-two month period.

On February 10, 2012, Fund II obtained a $50.0 million non-recourse mortgage loan, of which $15.0 million is Parkway’s shares, secured by Hayden Ferry II, a 300,000 square foot office property located in the Tempe submarket of Phoenix, Arizona.  The mortgage loan matures in July 2018 and bears interest at LIBOR plus the applicable spread which ranges from 250 to 350 basis points over the term of the loan.  In connection with this mortgage, Fund II entered into an interest rate swap that fixes LIBOR at 1.5% through January 25, 2018, which equates to a total interest rate ranging from 4.0% to 5.0%.  The mortgage loan is cross-collateralized, cross-defaulted, and coterminous with the mortgage loan secured by Hayden Ferry I.

On March 9, 2012, the Company repaid a $16.3 million non-recourse mortgage loan secured by Bank of America Plaza, a 337,000 square foot office property in Nashville, Tennessee.  The mortgage loan had a fixed rate of 7.1% and was scheduled to mature in May 2012.  The Company repaid the mortgage loan using available proceeds under the senior unsecured revolving credit facilities.

The Company expects to continue seeking primarily fixed-rate, non-recourse mortgage financing with maturities from five to ten years typically amortizing over 25 to 30 years on select office building investments as additional capital is needed.  The Company monitors a number of leverage and other financial metrics defined in the loan agreements for the Company’s senior unsecured revolving credit facility and working capital unsecured credit facility, which include but are not limited to the Company’s total debt to total asset value.  In addition, the
Company monitors interest, fixed charge and modified fixed charge coverage ratios as well the net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiple.  The interest coverage ratio is computed by comparing the cash interest accrued to EBITDA.  The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA.  The modified fixed charge coverage ratio is computed by comparing cash interest accrued and preferred dividends paid to EBITDA.  The net debt to EBITDA multiple is computed by comparing Parkway’s share of net debt to EBITDA computed for a trailing 12-month period and adjusted pro forma for any completed investment activity. Management believes all of the leverage and other financial metrics it monitors, including those discussed above, provides useful information on total debt levels as well as the Company’s ability to cover interest, principal and/or preferred dividend payments.  The Company currently targets a net debt to EBITDA multiple of 5.5 to 6.5 times.

Accounts Payable and Other Liabilities.  For the three months ended March 31, 2012, accounts payable and other liabilities decreased $19.4 million or 21.4% and is primarily due to the decrease in contingent consideration related to the Eola purchase for which 1.8 million operating partnership units (“OP units”) were issued during the first quarter of 2012.

On December 30, 2011, Parkway and the former Eola principals amended certain post-closing provisions of the contribution agreement to provide, among other things, that if the Management Company achieved annual revenues in excess of the original 2011 target, all OP Units subject to the 2011 earn-out, the 2012 earn-out and the earn-up will be deemed earned and paid when the 2011 earn-out payment is made.  Based on the Management Company revenue for 2011, the target was achieved and all 1.8 million OP Units were earned and issued to Eola’s principals on February 28, 2012.

Shelf Registration Statement.  The Company has a universal shelf registration statement on Form S-3 (No. 333-178001) that was declared effective by the Securities and Exchange Commission on December 5, 2011.  The Company may offer an indeterminate number or amount, as the case may be, of (i) shares of common stock, par value $0.001 per share; (ii) shares of preferred stock, par value $0.001 per share; and (iii) warrants to purchase preferred stock or common stock, all of which may be issued from time to time on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended, at an aggregate public offering price not to exceed $500 million.  As of April 30, 2012, the Company had $500 million of securities available for issuance under the registration statement.

The Company also has a registration statement on Form S-3 (No. 333-178003) that was declared effective by the Securities and Exchange Commission on February 28, 2012.  The Company may issue up to 1.8 million shares of common stock, par value $0.001 per share, to certain holders of common units of limited partnership interests in Parkway Properties LP ("PPLP"), a Delaware limited partnership.  The Company’s indirect, controlled subsidiary is the general partner of PPLP.  Pursuant to the Partnership Agreement for PPLP, the Company may elect to deliver shares to common unit holders who wish to have their common units redeemed.  As of April 30, 2012, the Company had 1.8 million shares of common stock available for issuance under the registration statement.

Subsequent Events.  TPG Securities Purchase Agreement.  On May 3, 2012, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), by and among the Company and TPG VI Pantera Holdings, L.P. (“TPG”).  Pursuant to the terms of the Purchase Agreement, TPG will acquire 4,300,000 shares of the Company’s common stock at a purchase price of $11.25 per share, and 13,477,778 shares of a newly authorized series of the Company’s preferred stock, designated as Series E Convertible Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series E Preferred Stock”), at a purchase price and liquidation preference of $11.25 per share, for an aggregate investment in the Company by TPG of $200 million.

The Series E Preferred Stock will be convertible into shares of common stock following the receipt of the requisite approval of the Company’s stockholders at an initial conversion ratio equal to one share of common stock per share of Series E Preferred Stock, subject to adjustment.  In the event that the approval by the Company’s stockholders of such conversion has not been obtained within 180 following the closing of the transaction, the liquidation preference of and conversion ratio applicable to each share of Series E Preferred Stock will be adjusted to equal 110% of the liquidation preference and conversion ratio in effect immediately prior to such adjustment.  The Series E Preferred Stock will participate in dividends declared and paid on the common stock.  Until it is converted into common stock, the dividend rate applicable to the Series E Preferred
Stock will increase to (i) 8.0% per annum beginning 180 days after closing of the TPG transaction and continuing until the end of the second full calendar quarter after commencement of such dividend rate (during which time the Company may pay the dividends in kind by issuing additional shares of Series E Preferred Stock), (ii) 12% per annum beginning upon expiration of such period and continuing for four calendar quarters, and (iii) 15% per annum thereafter.  These dividends will be net of the amount of any Common Stock dividends received by the holders of Series E Preferred Stock during such periods.

Once all shares of Series E Preferred Stock are converted to common stock, TPG would own approximately 43% of the Company and would have Board representation proportional to its ownership percentage.  TPG will also have consent rights for certain major decisions of the Company for so long as TPG’s level of ownership of the Company is equal to or greater than 22.5% of the outstanding common stock (assuming full conversion of the Series E Preferred Stock).

Hearst Tower Purchase and Sale Agreement.  On April 30, 2012, the Company entered into a purchase and sale agreement to acquire Hearst Tower, a 972,000 square foot office tower located in the central business district of Charlotte, North Carolina.  The purchase and sale agreement contains customary representations and warranties by the seller, is subject to customary due diligence procedures and closing conditions and is expected to close in the second quarter of 2012.

The contract purchase price of the property is approximately $250 million, exclusive of closing costs.  In connection with the acquisition of the property, the Company deposited $12.5 million in escrow. Such deposit will be credited towards the purchase price of the property. The building is currently 94% leased with no material lease expirations until 2017.  The purchase of the Hearst Tower will initially be funded using proceeds from the anticipated investment by TPG and amounts available under the Credit Facility.

The reconciliation of net income (loss) for Parkway Properties, Inc. to EBITDA and the computation of the Company’s proportionate share of interest, fixed charge and modified fixed charge coverage ratios, as well as the net debt to EBITDA multiple is as follows for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended
	March 31
	2012	2011
	(Unaudited)
Net income (loss) for Parkway Properties, Inc.	$4,705	$(4,595)
Adjustments to net income (loss) for Parkway Properties, Inc.:
Interest expense	10,172	14,245
Amortization of financing costs	537	479
Non-cash adjustment for interest rate swap – discontinued operations	(138)	-
Loss on early extinguishment of debt	291	-
Acquisition costs (Parkway’s share)	248	1,667
Depreciation and amortization	18,404	24,900
Amortization of share-based compensation	157	407
Gain on sale of real estate (Parkway’s share)	(2,333)	-
Change in fair value of contingent consideration	216	-
Tax expense	161	-
EBITDA adjustments - unconsolidated joint ventures	58	124
EBITDA adjustments - noncontrolling interest in real estate partnerships	(12,141)	(9,274)
EBITDA (1)	$20,337	$27,953

Interest coverage ratio:
EBITDA	$20,337	$27,953
Interest expense:
Interest expense	$10,172	$14,245
Interest expense - unconsolidated joint ventures	21	36
Interest expense - noncontrolling interest in real estate partnerships	(3,987)	(3,634)
Total interest expense	$6,206	$10,647
Interest coverage ratio	3.28	2.63

Fixed charge coverage ratio:
EBITDA	$20,337	$27,953
Fixed charges:
Interest expense	$6,206	$10,647
Preferred dividends	2,711	2,187
Principal payments (excluding early extinguishment of debt)	1,758	3,393
Principal payments - unconsolidated joint ventures	6	8
Principal payments - noncontrolling interest in real estate partnerships	(364)	(518)
Total fixed charges	$10,317	$15,717
Fixed charge coverage ratio	1.97	1.78

Modified fixed charge coverage ratio:
EBITDA	$20,337	$27,953
Modified fixed charges:
Interest expense	$6,206	$10,647
Preferred dividends	2,711	2,187
Total modified fixed charges	$8,917	$12,834
Modified fixed charge coverage ratio	2.28	2.18

Net Debt to EBITDA multiple:
EBITDA - trailing 12 months (2)	$72,569	$113,049
Parkway’s share of total debt:
Mortgage notes payable	$553,674	$876,617
Mortgage notes payable – held for sale	90,710	-
Notes payable to banks	48,000	166,581
Adjustments for unconsolidated joint ventures	-	2,466
Adjustments for non-controlling interest in real estate partnerships	(320,107)	(283,208)
Parkway’s share of total debt	372,277	762,456
Less: Parkway’s share of cash	(12,522)	(25,947)
Parkway’s share of net debt	$359,755	$736,509
Net Debt to EBITDA multiple	5.0	6.5

(1)
Parkway defines EBITDA, a non-GAAP financial measure, as net income before interest, income taxes, depreciation, amortization, acquisition costs, gains or losses on early extinguishment of debt, other gains and losses and fair value adjustments.  EBITDA, as calculated by us, is not comparable to EBITDA reported by other REITs that do not define EBITDA exactly as we do.

(2)	EBITDA as presented for the trailing 12 months includes the implied annualized impact of any acquisition or disposition activity during the 12 month period.

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

Parkway views EBITDA primarily as a liquidity measure and, as such, the GAAP financial measure most directly comparable to it is cash flows provided by operating activities.  Because EBITDA is not a measure of financial performance calculated in accordance with GAAP, it should not be considered in isolation or as a substitute for operating income, net income, or cash flows provided by operating, investing and financing activities prepared in accordance with GAAP.  The following table reconciles EBITDA to cash flows provided by operating activities for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended
	March 31
	2012	2011
	(Unaudited)
Cash flows provided by (used in) operating activities	$15,566	$(5,147)
Amortization of (above) below market leases	(1,094)	300
Amortization of mortgage loan discount	-	197
Interest rate swap adjustment	(138)	-
Operating distributions from unconsolidated joint ventures	-	(465)
Interest expense	10,172	14,245
Loss on early extinguishment of debt	291	-
Acquisition costs	248	1,667
Tax expense	406	-
Change in deferred leasing costs	1,792	3,579
Change in receivables and other assets	(8,468)	1,362
Change in accounts payable and other liabilities	11,045	18,135
Adjustments for noncontrolling interests	(9,520)	(6,079)
Adjustments for unconsolidated joint ventures	37	159
EBITDA	$20,337	$27,953

Equity. Total equity increased $11.7 million or 1.9% during the three months ended March 31, 2012, as a result of the following (in thousands):

Increase
(Decrease)
(Unaudited)
Net income attributable to Parkway Properties, Inc.	$4,705
Net income attributable to noncontrolling interests	622
Net income	5,327
Change in market value of interest rate swaps	274
Comprehensive income	5,601
Common stock dividends declared	(1,630)
Preferred stock dividends declared	(2,711)
Share-based compensation	157
Issuance costs for shelf registration	(10)
Shares withheld to satisfy tax withholding obligation on vesting of restricted stock	(113)
Net shares distributed from deferred compensation plan	72
Issuance of 1.8 million operating partnership units	18,216
Sale of noncontrolling interest in Parkway Properties Office Fund, L.P.	(10,043)
Contribution of capital by noncontrolling interest	2,731
Distribution of capital to noncontrolling interest	(566)
$11,704

Results of Operations

Comments are for the three months ended March 31, 2012, compared to the three months ended March 31, 2011.

Net income attributable to common stockholders for the three months ended March 31, 2012, was $2.0 million ($0.09 per basic common share) compared to net loss attributable to common stockholders of $6.8 million ($0.32 per basic common share) for the three months ended March 31, 2011.  The primary reason for the increase in net income attributable to common stockholders for the three months ended March 31, 2012, compared to the same period for 2011 in the amount of $8.8 million is primarily attributable to Parkway’s proportionate share of net operating income from Fund II purchases which closed during the second quarter of 2011 and first quarter of 2012, and gains on sale of real estate from discontinued operations recognized during the first quarter of 2012.  Other variances for income and expense items that comprise net income (loss) attributable to common stockholders are discussed in detail below.

Office and Parking Properties. The analysis below includes changes attributable to same-store properties and acquisitions of office properties.  Same-store properties are consolidated properties that the Company owned for the current and prior year reporting periods, excluding properties classified as discontinued operations.  At March 31, 2012, same-store properties consisted of 28 properties comprising 5.5 million square feet.

The following table represents revenue from office and parking properties for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31
			Increase	%
	2012	2011	(Decrease)	Change
Revenue from office and parking properties:
Same-store properties	$23,996	$24,446	$(450)	-1.8%
Properties acquired	21,859	3,314	18,545	N/M*
Total revenue from office and parking properties	$45,855	$27,760	$18,095	65.2%
*N/M – Not Meaningful

Revenue from office and parking properties for same-store properties decreased $450,000 or 1.8% for the three months ended March 31, 2012.  The primary reason for the decrease is due to a $650,000 restoration fee received from a customer in Atlanta, Georgia during the first quarter of 2011.

The following table represents property operating expenses for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31
			Increase	%
	2012	2011	(Decrease)	Change
Expense from office and parking properties:
Same-store properties	$9,828	$10,225	$(397)	-3.9%
Properties acquired	8,506	718	7,788	N/M*
Total expense from office and parking properties	$18,334	$10,943	$7,391	67.5%
*N/M – not meaningful

Property operating expenses for same-store properties decreased $397,000 or 3.9% for the three months ended March 31, 2012, compared to the same period of 2011.  The primary reason for the decrease is due to a decrease in utilities and repair and maintenance expense.

Depreciation and amortization expense attributable to office and parking properties increased $8.9 million for the three months ended March 31, 2012, compared to the same period for 2011.  The primary reason for the increase is due to the purchase of eight office properties and an additional interest in one property during 2011 and two office properties during 2012.

Management Company Income and Expenses.  Management company income increased $5.1 million and management company expenses increased $3.7 million during the three months ended March 31, 2012, compared to the same period for 2011.  The increases are primarily a result of the purchase of the Eola Management Company in May 2011.

Acquisition Costs.  During the three months ended March 31, 2012, the Company incurred $826,000 in acquisition costs compared to $2.3 million for the three months ended March 31, 2011.  The primary reason for the decrease is due to costs associated with the Eola combination and purchase of eight Fund II office properties that closed during the first half of 2011, compared with the purchase of two Fund II office properties that closed during the first quarter of 2012.  Parkway’s proportionate share of acquisition costs for the three months ended March 31, 2012 and 2011 was $248,000 and $1.7 million, respectively.

Share-Based Compensation Expense. Compensation expense related to restricted shares and deferred incentive share units of $157,000 and $407,000 was recognized for the three months ended March 31, 2012 and 2011, respectively.  Total compensation expense related to nonvested awards not yet recognized was $2.2 million at March 31, 2012.  The weighted average period over which the expense is expected to be recognized is approximately 1.9 years.

On February 14, 2012, the Board of Directors approved 21,900 long-term equity incentive awards to officers of the Company.  The long-term equity incentive awards are valued at $222,000 which equates to an average price per share of $10.15 and are time-based awards.  These shares are accounted for as equity-classified awards.

The time-based awards will vest ratably over four years from the date the shares were granted.  See Note J for additional information on share-based and long-term compensation plans.

Interest Expense. Interest expense from continuing operations, including amortization of deferred financing costs, increased $2.8 million or 44.3% for the three months ended March 31, 2012, compared to the same period of 2011,  and is comprised of the following (in thousands):

		Three Months Ended March 31
			Increase	%
	2012	2011	(Decrease)	Change
Interest expense:
Mortgage interest expense	$7,589	$4,228	$3,361	79.5%
Credit facility interest expense	974	1,852	(878)	-47.4%
Loss on early extinguishment of debt	190	-	190	N/M*
Mortgage loan cost amortization	168	74	94	127.0%
Credit facility cost amortization	323	254	69	27.2%
Total interest expense	$9,244	$6,408	$2,836	44.3%
*N/M – Not Meaningful

Mortgage interest expense increased $3.4 million for the three months ended March 31, 2012 compared to the same period for 2011, and is primarily due to new loans obtained or assumed during 2011 and 2012.

Credit facility interest expense decreased $878,000 for the three months ended March 31, 2012 compared to the same period of 2011.  The decrease is due to a decrease in average borrowings of $29.4 million due to the net proceeds from office property sales in 2011 and 2012 which were used to pay down amounts outstanding under the credit facilities offset by borrowings to fund the Company’s equity investments in office properties purchased by Fund II during 2011 and 2012.

Discontinued Operations.  Discontinued operations is comprised of the following for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31
	2012	2011
Statement of Operations:
Revenues
Income from office and parking properties	$9,366	$39,545
	9,366	39,545
Expenses
Office and parking properties:
Operating expenses	3,853	18,180
Management company expense	152	74
Interest expense	1,791	8,352
Non-cash adjustment for interest rate swap	(138)	-
Depreciation and amortization	436	15,849
	6,094	42,455

Income (loss) from discontinued operations	3,272	(2,910)
Gain on sale of real estate from discontinued operations	5,575	-
Total discontinued operations per Statement of Operations	8,847	(2,910)
Net (income) loss attributable to noncontrolling interest from discontinued operations	(3,354)	1,775
Total discontinued operations – Parkway’s Share	$5,493	$(1,135)

All current and prior period income from the following office property dispositions is included in discontinued operations for the three months ended March 31, 2012 (in thousands)

Office Property	Location	Square Feet	Date of Sale	Net Sales Price	Net Book Value of Real Estate	Gain (Loss) on Sale
233 North Michigan	Chicago, IL	1,070	05/11/2011	$156,546	$152,254	$4,292
Greenbrier I & II	Hampton Roads, VA	172	07/19/2011	16,275	15,070	1,205
Glen Forest	Richmond, VA	81	08/16/2011	8,950	7,880	1,070
Tower at Gervais	Columbia, SC	298	09/08/2011	18,421	18,421	-
Wells Fargo	Houston, TX	134	12/09/2011	-	-	-
Fund I Assets	Various	1,956	12/31/2011	256,823	250,699	11,258
2011 Dispositions(2)		3,711		$457,015	$444,324	$17,825

Falls Pointe	Atlanta, GA	107	01/06/2012	$5,824	$4,467	$1,357
111 East Wacker	Chicago, IL	1,013	01/09/2012	153,240	153,287	(47)
Renaissance Center – Fund I	Memphis, TN	190	03/01/2012	27,661	24,629	3,032
Non-Core Assets	Various	1,474	1Q2012	90,040	88,807	1,233
2012 Dispositions (3)		2,784		$276,765	$271,190	$5,575

Office Property	Location	Square Feet	Date of Sale	Gross Sales Price	Net Book Value of Real Estate	Gain (Loss) On Sale
Properties Held For Sale and Expected to Close During Second Quarter 2012(1)
Fund I Assets	Atlanta, GA	581	2Q2012	$59,200	$-	$-

The Pinnacle at Jackson Place and Parking at Jackson Place (4)	Jackson, MS	271	2Q2012	29,500	-	-
		852		88,700	-	-
Remaining Property Held for Sale
111 Capitol Building (4)	Jackson, MS	187		-	-	-
Total Properties Held for Sale		1,039		$88,700	$-	$-

(1) Gains on assets held for sale are expected to be finalized upon sale and reflected in 2Q2012 financial statements.
(2) Total gain on the sale of real estate in discontinued operations recognized for the year ended December 31, 2011, was $17.8 million, of which $9.8 million was Parkway’s proportionate share.
(3) Total gain on the sale of real estate in discontinued operations recognized during the three months ended March 31, 2012 was $5.6 million, of which $2.3 million was Parkway’s proportionate share.
(4) During the first quarter of 2012 the Company sold 12 of 15 non-core assets.  The 12 assets sold include five assets in Richmond, four assets in Memphis and three assets in Jackson.  The three remaining assets that have not yet closed are The Pinnacle, Parking at Jackson Place and 111 Capitol Building, all in Jackson, Mississippi.  The Pinnacle and Parking at Jackson Place are expected to close during the second quarter of 2012, subject to buyer’s successful assumption of the existing mortgage and customary closing conditions.  The contract to sell 111 Capitol Building has expired without sale.

During the first quarter, the Company completed a significant portion of its previously disclosed dispositions as part of its strategic objective of becoming a leading owner of high quality office assets in higher growth markets in the Sunbelt.  As previously disclosed, the Company entered into an agreement to sell its interest in 13 office properties totaling 2.7 million square feet owned by Parkway Properties Office Fund, L.P. (“Fund I”) to its existing partner in the fund for a gross sales price of $344.3 million.  As of December 31, 2011, Parkway had completed the sale of 9 of these 13 assets.  These Fund I assets had a total $292.3 million in mortgage loans, of which $82.5 million was Parkway’s share, with a weighted average interest rate of 5.6% that were assumed by the buyer upon closing.

During the first quarter and through April 30, 2012, the Company completed the sale of two additional Fund I assets totaling 450,000 square feet, for net proceeds to Parkway of $2.7 million.  The sale of the two remaining assets in the Fund I portfolio is currently expected to close by the end of the second quarter of 2012, subject to obtaining necessary lender consents and customary closing conditions.  Accordingly, income from the remaining Fund I properties has been classified as discontinued operations for all current and prior periods.

Additionally, during the first quarter, the Company completed the sale of 12 of the 15 properties included in its strategic sale of a portfolio of non-core assets, generating net proceeds to Parkway of approximately $89.0 million.  The 12 assets that were sold during the quarter include five assets in Richmond, four assets in Memphis, and three assets in Jackson.

The two remaining non-core assets pending sale are The Pinnacle at Jackson Place and Parking at Jackson Place, and the sale is expected to close during the second quarter of 2012, subject to the buyer's successful assumption of the existing mortgage loan and customary closing conditions.  The Company does not anticipate receiving any material net proceeds from these sales still under contract.  The Pinnacle at Jackson Place currently serves as collateral for a $29.5 million mortgage loan.  The contract to sell a third non-core asset, 111 Capitol Building in Jackson, has expired without a sale.  Income for this non-core portfolio has been classified as discontinued operations for all current and prior periods.

The Company completed the sale of two additional assets in the first quarter, including the sale of 111 East Wacker, a 1.0 million square foot office property located in Chicago and Falls Pointe, a 107,000 square foot office property located in Atlanta and owned by Parkway Properties Office Fund II, L.P. (“Fund II”).  Parkway received approximately $4.0 million in net proceeds from both sales, which were used to reduce amounts outstanding under the Company's credit facility and fund its proportionate share of equity interests in additional purchases by Fund II.  Income from 111 East Wacker and Falls Pointe has been classified as discontinued operations for all current and prior periods.

In connection with the dispositions completed in the first quarter of 2012, and to date as of April 30, 2012, the buyers of the related office properties assumed $195.0 million in mortgage loans, of which $159.7 million was Parkway’s share.

At March 31, 2012, assets and liabilities related to assets held for sale represented six properties totaling 1.0 million square feet.  The major classes of assets and liabilities classified as held for sale at March 31, 2012 are as follows (in thousands):

March 31 2012
Balance Sheet:
Investment property	$96,582
Accumulated depreciation	(8,904)
Office property held for sale	87,678
Rents receivable and other assets	10,337
Intangible assets, net	829
Other assets held for sale	11,166
Total assets held for sale	$98,844

Mortgage notes payable	$90,710
Accounts payable and other liabilities	9,666
Total liabilities related to assets held for sale	$100,376

Income Taxes.  The analysis below includes changes attributable to current income tax expenses and deferred income tax benefit for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31
			Increase	%
	2012	2011	(Decrease)	Change
Income tax (expense) benefit
Income tax expense-current	$406	$-	$406	N/M*
Income tax benefit-deferred	(245)	-	(245)	N/M*
Total income tax (expense) benefit	$161	$-	$161	N/M*
*N/M – not meaningful

During the three months ended March 31, 2012 and 2011, current income tax expense increased $406,000.  The increase is attributable to taxes that will be owed by the Company’s taxable REIT subsidiary which was formed as a result of the combination with Eola.  During the three months ended March 31, 2012, deferred income tax benefit increased by $245,000 as a result of the change in the deferred tax liability recorded as part of the purchase price allocation associated with the Eola Management Company.  At March 31, 2012, the deferred tax liability totaled $14.1 million.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure
Requirements in U.S. GAAP and IFRS”, which changes the wording used to describe the requirements in U.S. GAAP for measuring fair value, changes certain fair value measurement principles and enhances disclosure requirements for fair value measurements.  The FASB does not intend for ASU 2011-04 to result in a change in the application of the requirements in ASC 820.  The requirements of ASU 2011-04 are effective prospectively for interim and annual periods beginning after December 15, 2011.  At March 31, 2012, the Company had implemented ASU 2011-04.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income”, which modifies reporting requirements for comprehensive income in order to increase the prominence of items reported in other comprehensive income in the financial statements.  ASU 2011-05 requires presentation of either a single continuous statement of comprehensive income or two separate, but consecutive statements in which the first statement presents net income and its components followed by a second statement that presents total other comprehensive income, the components of other comprehensive income, and total comprehensive income.  The requirements of ASU 2011-05 are effective for interim and annual periods beginning after December 15, 2011.  At March 31, 2012, the Company had implemented ASU 2011-05.

Liquidity and Capital Resources

Statement of Cash Flows.  Net cash and cash equivalents were $31.5 million and $74.2 million at March 31, 2012 and 2011, respectively.  Net cash provided by operating activities was $15.6 million for the three months ended March 31, 2012 compared to net cash used in operating activities at $5.1 million for the three months ended March 31, 2011.  The increase in cash flows from operating activities of $20.7 million is primarily attributable to an increase in property net operating income due to the purchase of Fund II assets during 2011 and 2012, and a decrease in deferred leasing costs and acquisition costs.

Net cash used in investing activities for the three months ended March 31, 2012 and 2011 was $25.9 million and $95.2 million, respectively.  The decrease in net cash used in investing activities of $69.3 million is primarily due to proceeds from the sale of office properties in 2012.

Net cash used in financing activities for the three months ended March 31, 2012 was $33.4 million compared to net cash provided by financing activities of $154.8 million, for the same period of 2011.  The increase in net cash flows used in financing activities of $188.2 million is primarily attributable to payments on the Company’s senior unsecured revolving credit facility as a result of office property sales, as well as a decrease in contributions from noncontrolling interest partners to fund office property purchases.

Liquidity. The Company plans to continue pursuing the acquisition of additional investments that meet the Company’s investment criteria and intends to use operating cash flow, proceeds from the placement of new mortgage loans, proceeds from the refinancing of existing mortgages, proceeds from the sale of assets, proceeds from the sale of portions of owned assets through joint ventures, possible sales of securities, cash balances and the Company’s senior unsecured revolving credit facilities to fund those acquisitions.

The Company’s cash flows are exposed to interest rate changes primarily as a result of its senior unsecured revolving credit facility, which has a floating interest rate tied to LIBOR used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations.  The Company’s interest rate risk management objective is to limit the impact of interest rate changes on cash flows and to attempt to lower its overall borrowing costs.  To achieve its objectives, the Company borrows at fixed rates when possible, but also utilizes a senior unsecured revolving credit facility.

At March 31, 2012, the Company had a total of $48.0 million outstanding under the following credit facilities (in thousands):

		Interest		Outstanding
Credit Facilities	Lender	Rate	Maturity	Balance
$10 Million Unsecured Working Capital Revolving Credit Facility (1)	PNC Bank	-	03/29/16	$-
$190.0 Million Unsecured Revolving Credit Facility (1)	Various	2.4%	03/29/16	48,000
		2.4%		$48,000

(1) The interest rate on the credit facilities is based on LIBOR plus 160 to 235 basis points, depending upon overall Company leverage as defined in the loan agreements for the Company’s Credit Facility, with the current rate set at 210 basis points.  Additionally, the Company pays fees on the unused portion of the credit facilities ranging between 25 and 35 basis points based upon usage of the aggregate commitment, with the current rate set at 35 basis points.

On March 30, 2012, the Company entered into an Amended and Restated Credit Agreement with a consortium of eight banks for its $190.0 million senior unsecured revolving credit facility. Additionally, the Company amended its $10.0 million working capital revolving credit facility under substantially the same terms and conditions, with the combined size of the facilities remaining at $200.0 million (collectively, the “New Facilities”).  The New Facilities provide for modifications to the existing facilities by, among other things, extending the maturity date from January 31, 2014 to March 29, 2016, with an additional one-year extension option with the payment of a fee, increasing the size of the accordion feature from $50 million to as much as $160 million, lowering applicable interest rate spreads and unused fees, and modifying certain other terms and financial covenants.  The interest rate on the New Facilities is based on LIBOR plus 160 to 235 basis points, depending on overall Company leverage (with the current rate set at 210 basis points).  Additionally, the Company pays fees on the unused portion of the New Facilities ranging between 25 and 35 basis points based  upon usage of the aggregate commitment (with the current rate set at 35 basis points).  Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as Joint Lead Arrangers and Joint Book Runners on the senior facility.  In addition, Wells Fargo Bank, N.A. acted as Administrative Agent and Bank of America, N.A. acted as Syndication Agent.  KeyBank, N.A., PNC Bank, N.A. and Royal Bank of Canada all acted as Documentation Agents.  Other participating lenders include JPMorgan Chase Bank, Trustmark National Bank, and Seaside National Bank and Trust.  The working capital revolving credit facility was provided solely by PNC Bank, N.A.

The Company has entered into interest rate swap agreements.  The Company designated the swaps as cash flow hedges of the variable interest rates on a portion of the debt secured by the Pinnacle at Jackson Place and the debt secured by 245 Riverside, Corporate Center Four, Cypress Center, Bank of America Center, Two Ravinia, Hayden Ferry I, and Hayden Ferry II.  These swaps, excluding the swap secured by the Pinnacle at Jackson Place, are considered to be fully effective and changes in the fair value of the swaps are recognized in accumulated other comprehensive loss.

On February 10, 2012, Fund II entered into an interest rate swap with the lender of the loan secured by Hayden Ferry II in Phoenix, Arizona, for a $50 million notional amount that fixes LIBOR at 1.5% through January 25, 2018, which when combined with the applicable spread ranging from 250 to 350 basis points equates to a total interest rate ranging from 4.0% to 5.0% over the term of the loan.  The Company designated the swap as a cash flow hedge of the variable interest payments associated with the mortgage loan.

The Company’s interest rate hedge contracts at March 31, 2012, and 2011 are summarized as follows (in thousands):

						Fair Market Value
						Liability
Type of	Balance Sheet	Notional	Maturity		Fixed	March 31
Hedge	Location	Amount	Date	Reference Rate	Rate	2012	2011
Swap	Accounts payable and other liabilities	$23,500	12/01/14	1-month LIBOR	5.8%	$-	$(1,914)
Swap	Accounts payable and other liabilities	$12,088	11/18/15	1-month LIBOR	4.1%	(575)	-
Swap	Accounts payable and other liabilities	$33,875	11/18/17	1-month LIBOR	4.7%	(2,715)	-
Swap	Accounts payable and other liabilities	$22,000	01/25/18	1-month LIBOR	4.5%	(1,454)	-
Swap	Accounts payable and other liabilities	$50,000	01/25/18	1-month LIBOR	5.0%	(403)	-
Swap	Accounts payable and other liabilities	$9,250	09/30/18	1-month LIBOR	5.2%	(1,010)	-
Swap	Accounts payable and other liabilities	$22,500	10/08/18	1-month LIBOR	5.4%	(2,641)	-
Swap	Accounts payable and other liabilities	$22,100	11/18/18	1-month LIBOR	5.0%	(2,062)	-
						$(10,860)	$(1,914)

At March 31, 2012, the Company had $644.4 million in mortgage notes payable secured by office properties, of which $90.7 million was classified as liabilities related to assets held for sale, with an average interest rate of 5.5%, and $48.0 million drawn under the Company’s Credit Facilities.

On January 9, 2012, in connection with the sale of 111 East Wacker for a gross sale price of $150.6 million, the buyer assumed the existing $147.9 million non-recourse mortgage loan secured by the property which had a fixed interest rate of 6.3% and maturity date of July 2016.

On January 11, 2012, Fund II obtained a $23.5 million non-recourse, first-mortgage secured by The Pointe, a 252,000 square foot office property located in the Westshore submarket of Tampa, Florida. The mortgage loan has a fixed interest rate of 4.0% and is interest only for the first 42 months of the term with a maturity of February 10, 2019.

On February 10, 2012, Fund II obtained a $50.0 million non-recourse mortgage loan, of which $15.0 million is Parkway’s share, secured by Hayden Ferry II, a 300,000 square foot office property located in the Tempe submarket of Phoenix, Arizona.  The mortgage loan matures in July 2018 and bears interest at LIBOR plus the applicable spread which ranges from 250 to 350 basis points over the term of the loan.  In connection with this mortgage, Fund II entered into an interest rate swap that fixes LIBOR at 1.5% through January 25, 2018, which equates to a total interest rate ranging from 4.0% to 5.0%.  The mortgage loan is cross-collateralized, cross-defaulted, and coterminous with the mortgage loan secured by Hayden Ferry I.

On March 9, 2012, the Company repaid a $16.3 million non-recourse mortgage loan secured by Bank of America Plaza, a 337,000 square foot office property in Nashville, Tennessee.  The mortgage loan had a fixed rate of 7.1% and was scheduled to mature in May 2012.  The Company repaid the mortgage loan using available proceeds under the senior unsecured revolving credit facilities.

During 2012, in conjunction with the sale of the Fund I assets, the buyer assumed $47.1 million of non-recourse first mortgage loans, of which $11.8 million was Parkway’s share.  The remaining two assets in the Fund I portfolio serve as collateral for a $29.7 million non-recourse mortgage loan, of which $7.4 million is Parkway’s share.  This loan will be assumed by the buyer upon closing during the second quarter of 2012, subject to obtaining necessary lender consents and customary closing conditions.

The Company entered into a Securities Purchase Agreement with TPG on May 3, 2012.  The Company entered into a Purchase and Sale Agreement to acquire Hearst Tower in Charlotte, North Carolina.  See Note M for information regarding these subsequent events.

The Company monitors a number of leverage and other financial metrics, including but not limited to debt to total asset value ratio, as defined in the loan agreements for the Company’s credit facility.  In addition, the Company also monitors interest, fixed charge and modified fixed charge coverage ratios, as well as the net debt to EBITDA multiple.  The interest coverage ratio is computed by comparing the cash interest accrued to EBITDA. The interest coverage ratio for the three months ended March 31, 2012 and 2011 was 3.28 and 2.63 times, respectively.  The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA.  The fixed charge coverage ratio for the three months ended March 31, 2012 and 2011 was 1.97 and 1.78 times, respectively.  The modified fixed charge coverage ratio is computed by comparing the cash interest accrued and preferred dividends paid to EBITDA.  The modified fixed charge coverage ratio for the three months ended March 31, 2012 and 2011 was 2.28 and 2.18 times, respectively.  The net debt to EBITDA multiple is computed by comparing Parkway’s share of net debt to EBITDA for a trailing 12-month period, as adjusted pro forma for completed investment activities.  The net debt to EBITDA multiple for the three months ended March 31, 2012 and 2011 was 5.0 and 6.5 times, respectively.  Management believes various leverage and other financial metrics it monitors provide useful information on total debt levels as well as the Company’s ability to cover interest, principal and/or preferred dividend payments.  The Company seeks to maintain over the long-term a net debt to EBITDA multiple of between 5.5 and 6.5 times.

The table below presents the principal payments due and weighted average interest rates for total mortgage notes payable, which includes $90.7 million in mortgage notes payable classified as liabilities related to assets held for sale, at March 31, 2012 (in thousands).

	Weighted	Total		Recurring
	Average	Mortgage	Balloon	Principal
	Interest Rate	Maturities	Payments	Amortization
Schedule of Mortgage Maturities by Years:
2012*	5.5%	$6,753	$-	$6,753
2013	5.5%	9,495	-	9,495
2014	5.5%	10,680	-	10,680
2015	5.5%	11,673	-	11,673
2016	5.3%	131,919	122,597	9,322
2017	5.1%	147,939	139,407	8,532
Thereafter	5.2%	325,925	315,368	10,557
Total	5.5%	$644,384	$577,372	$67,012
Fair value at 03/31/12		$647,865
*Remaining nine months

The Company presently has plans to make recurring capital expenditures to its office properties during 2012 of approximately $18.0 to $20.0 million on a consolidated basis, with approximately $17.0 to $19.0 million representing Parkway’s proportionate share of recurring capital improvements.  During the three months ended March 31, 2012, the Company incurred $5.7 million in recurring capital expenditures on a consolidated basis, with $5.3 million representing Parkway’s proportionate share.  These costs include tenant improvements, leasing costs and recurring building improvements. Additionally, the Company presently has plans to make improvements related to upgrades on properties acquired in recent years that were anticipated at the time of purchase in 2012 of approximately $12.0 to $13.0 million on a consolidated basis, with approximately $4.0 to $5.0 million representing Parkway’s proportionate share.  During the three months ended March 31, 2012, the Company incurred $4.0 million related to upgrades on properties acquired in recent years that were anticipated at the time of purchase and major renovations that are nonrecurring in nature to office properties, with $1.3 million representing Parkway’s proportionate share.  All such improvements were financed by cash flow from the properties, capital expenditure escrow accounts, advances from the Company’s senior unsecured revolving credit facility and contributions from joint venture partners.

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

Contractual Obligations

See information appearing under the caption “Financial Condition - Notes Payable to Banks and Mortgage Notes Payable” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of changes in long-term debt since December 31, 2011.

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

The following table presents a reconciliation of the Company’s net income (loss) for Parkway Properties, Inc. to FFO for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended
	March 31
	2012	2011
Net income (loss) for Parkway Properties, Inc.	$4,705	$(4,595)
Adjustments to derive funds from operations:
Depreciation and amortization	17,990	9,084
Depreciation and amortization – discontinued operations	414	15,817
Noncontrolling interest depreciation and amortization	(8,041)	(5,564)
Noncontrolling interest – unit holders	89	-
Adjustments for unconsolidated joint ventures	22	88
Preferred dividends	(2,711)	(2,187)
Gain on sale of real estate (Parkway’s Share)	(2,333)	-
Funds from operations attributable to common stockholders (1)	$10,135	$12,643

(1)	Funds from operations attributable to common stockholders for the three months ended March 31, 2012 and 2011 include the following items at Parkway’s proportionate ownership share (in thousands):

		Three Months Ended
	March 31
	2012	2011
Loss on extinguishment of debt	$(288)	$-
Acquisition costs	(248)	(1,667)
Non-recurring lease termination fee income	596	1,521
Change in fair value of contingent consideration	(216)	-
Non-cash adjustment for interest rate swap	138	-
Realignment expense-personnel	(180)	-

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

Forward-Looking Statements

Certain statements in this Form 10-Q that are not in the present or past tense or discuss the Company’s expectations (including the use of the words anticipate, believe, forecast, intends, expects, project, or similar expressions) are forward-looking statements within the meaning of the federal securities laws and as such are based upon the Company’s current belief as to the outcome and timing of future events. Examples of forward-looking statements include projected capital resources, projected profitability and portfolio performance, estimates of market rental rates, projected capital improvements, expected sources of financing, expectations as to the timing of closing of acquisitions, dispositions, or other transactions, including the proposed purchase of the Hearst Tower and the TPG equity investment, and descriptions relating to these expectations. There can be no assurance that future developments affecting the Company will be those anticipated by the Company. These forward-looking statements involve risks and uncertainties (some of which are beyond the control of the Company) and are subject to change based upon various factors, including but not limited to the following risks and uncertainties: changes in the real estate industry and in performance of the financial markets; the demand for and market acceptance of the Company’s properties for rental purposes; the amount and growth of the Company’s expenses; tenant financial difficulties and general economic conditions, including interest rates, as well as economic conditions in those areas where the Company owns properties; risks associated with joint venture partners; the risks associated with the ownership and development of real property; the failure of the TPG transaction to close; the failure to acquire or sell properties (including Hearst Tower) as and when anticipated; termination of property management contracts; the bankruptcy or insolvency of companies for which Parkway provides property management services or the sale of these properties; the outcome of claims and litigation involving or affecting the Company; the ability to satisfy conditions necessary to close pending transactions; and other risks and uncertainties detailed from time to time in the Company’s SEC filings. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, the Company’s business, financial condition, liquidity, cash flows and results could differ materially from those expressed in the forward-looking statements. Any forward looking statements speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict the occurrence of those matters or the manner in which they may affect us. The Company does not undertake to update forward-looking statements except as may be required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See information appearing under the caption “Liquidity” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer and Chief Investment Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer, and Chief Investment Officer concluded that at the end of the Company’s most recent fiscal quarter, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

During the period covered by this report, the Company reviewed its internal controls, and there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Apart from risk factors disclosed below, please refer to Item 1A-Risk Factors, in the 2011 Annual Report on Form 10-K for a full description of risk factors previously disclosed.  The Company refers to itself as “we” or “our” in the following risk factor.

Our proposed transaction with TPG dilutes the interests of our common shareholders and grants important rights to TPG.  On May 3, 2012, we entered into a Securities Purchase Agreement to sell 4,300,000 shares of common stock and 13,477,778 shares of a newly authorized series of Series E Preferred Stock to TPG.  The Series E Preferred Stock will become convertible into shares of our common stock at an initial conversion ratio equal to one share of common stock per share of Series E Preferred Stock, subject to adjustment, if our stockholders approve such conversion as required by the New York Stock Exchange.  The investment equates to an initial ownership interest of approximately 43%, assuming the receipt of stockholder approval and the full conversion of the Series E Preferred Stock into our common stock.  Any sales in the public market of the shares of common stock could adversely affect prevailing market prices of our common stock.

The Series E Preferred Stock will participate in dividends declared and paid on the common stock.  Until it is converted into common stock, the dividend rate applicable to the Series E Preferred Stock will increase to (i) 8.0% per annum beginning 180 days after closing of the TPG transaction and continuing until the end of the second full calendar quarter after commencement of such dividend rate (during which time the Company may pay the dividends in kind by issuing additional shares of Series E Preferred Stock), (ii) 12% per annum beginning upon expiration of such period and continuing for four calendar quarters, and (iii) 15% per annum thereafter.  These dividends will be net of the amount of any Common Stock dividends received by the holders of Series E Preferred Stock during such periods.  To the extent that dividends are paid in kind by issuing additional shares of Series E Preferred Stock, this will further increase the ownership interest of TPG and further dilute the interests of the common stockholders.  In addition, if our stockholders do not approve the convertibility of the Series E Preferred Stock into shares of common stock by the fifth anniversary of the closing of the TPG transaction, any holder of Series E Preferred Stock will have the right to require us to purchase all but not less than all of such holder’s Series E Preferred Stock. To the extent that we do not redeem such holder’s shares on the redemption date (whether due to a lack of available funds or otherwise), dividends on the shares that remain outstanding will be increased by 3.0% per annum.

Furthermore, we have agreed to enter into a Stockholders Agreement pursuant to which we will grant certain rights to TPG that may restrain our ability to take certain actions in the future.

Pursuant to the terms of the Stockholders Agreement, we will agree to maintain a nine member Board of Directors and TPG will have the right to nominate a specified number of directors to the Board for so long as TPG’s level of ownership of the Company is equal to or greater than 5% of our outstanding Common Stock (assuming full conversion of the Series E Preferred Stock).  TPG will be entitled to nominate to the Board (i) four directors if TPG’s ownership is at least 40%, (ii) three directors if TPG’s ownership is at least 30%, but less than 40%, (iii) two directors if TPG’s ownership of the Company is at least 15% but less than 30%, and (iv) one director if TPG’s ownership of the Company is at least 5% but less than 15%. TPG will have no Board nomination rights if its level of ownership of the Company is less than 5%.  Each of the forgoing percentages refers to a percentage of our outstanding common stock, assuming full conversion of the Series E Preferred Stock.

In addition, we will agree to constitute each of its Board committees as a four member committee and (i) for so long as TPG’s level of ownership of the Company is equal to or greater than 22.5% of the outstanding common stock (assuming full conversion of the Series E Preferred Stock), TPG will have the right to have two Board members appointed to each committee of the Board, and (ii) for so long as TPG’s ownership of the Company is equal to or greater than 5% but less than 22.5% of the outstanding Common Stock (assuming full conversion of the Series E Preferred Stock), TPG will have the right to have one Board member appointed to each committee of the Board.  TPG will have no such committee appointment rights if its level of ownership of the Company is less than 5%.  Each of the forgoing percentages refers to a percentage of our outstanding common stock, assuming full conversion of the Series E Preferred Stock.

Pursuant to the terms of the Stockholders Agreement, TPG also will have the right to consent to the following actions for so long as TPG’s level of ownership of the Company is equal to or greater than 22.5% of the outstanding common stock (assuming full conversion of the Series E Preferred Stock), other than in connection with any change in control of us: (i) any amendment to the governing documents of us or our subsidiaries in any manner adverse to TPG; (ii) any voluntary liquidation, dissolution or winding up of us; (iii) any voluntary bankruptcy or insolvency action, or any consent to any involuntary bankruptcy or similar proceeding; (iv) any decision for us not to elect to qualify as a real estate investment trust; (v) any increase or decrease in the size of the Board or any committee; and (vi) any change in the rights and responsibilities of either the Investment Committee of the Board or the Compensation Committee of the Board.

In addition, for so long as TPG's ownership percentage is equal to or greater than 22.5% (assuming full conversion of the Series E Preferred Stock), other than in connection with any change in control of us, the rights and responsibilities of the Investment Committee of the Board will include (i) except for certain permitted issuances relating to outstanding rights to purchase or acquire our capital stock, compensation arrangements and acquisition transactions, any sale or issuance of any capital stock or other security, (ii) any incurrence of indebtedness with a principal amount greater than $20 million, and (iii) any other matters over which the Investment Committee currently has approval authority.  During such period, the rights and responsibilities of the Compensation Committee of the Board will include (i) subject to the receipt of the approval of our stockholders with respect to such responsibility, the hiring or termination of any of the Company’s Chief Executive Officer, Chief Financial Officer, Chief Operations Officer or Chief Investments Officer, or any material change in any of the duties of any such executive officer, and (ii) any approval of future compensation arrangements for such officers.  During such period, the Board may not approve such matters without the affirmative approval of the Investment Committee or the Compensation Committee, as applicable.

There can be no assurance that the interests of TPG are aligned with that of our other stockholders. Investor interests can differ from each other and from other corporate interests and it is possible that this significant stockholder with a stake in corporate management may have interests that differ from us and those of other shareholders. If TPG were to sell, or otherwise transfer, all or a large percentage of their holdings, our stock price could decline and we could find it difficult to raise capital, if needed, through the sale of additional equity securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			Total Number	Maximum Number
			of Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	Of Shares	Price Paid	Announced Plans	Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs

01/01/12 to 01/31/12	12,169(1)	$9.31	-	-
02/01/12 to 02/29/12	-	-	-	-
03/01/12 to 03/31/12	-	-	-	-
Total	12,169	$9.31	-	-

(1)
As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy tax withholding obligations for employees in connection with the vesting of stock.  Shares withheld for tax withholding obligations do not affect the total number of shares available for repurchase under any approved common stock repurchase plan.  At March 31, 2012, the Company did not have an authorized stock repurchase plan in place.

Item 6.  Exhibits

10.1           Amended and Restated Credit Agreement by and among Parkway Properties LP, a Delaware limited partnership; Parkway Properties, Inc., a Maryland corporation; Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Bookrunners; Wells Fargo Bank, National Association, as Administration Agent; Bank of America, N.A., as Syndication Agent; PNC Bank, National Association, Royal Bank of Canada, and KeyBank National Association, as Documentation Agents; and the Lenders dated March 30, 2012.

31.1           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2           Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3           Certification of Chief Investment Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1           Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2           Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3           Certification of Chief Investment Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 8, 2012                                                                           PARKWAY PROPERTIES, INC.

BY: /s/ Mandy M. Pope
Mandy M. Pope
Executive Vice President and
Chief Accounting Officer