Form 10-Q
period 2012-06-30
PARKWAY PROPERTIES INC
filed 2012-08-09
CIK 729237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended June 30, 2012
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

Registrant's telephone number, including area code (407) 650-0593
Registrant's web site www.pky.com

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
Yes ☐ No ☑

41,211,048 shares of Common Stock, $.001 par value, were outstanding at August 8, 2012.

PARKWAY PROPERTIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
 (In thousands, except share and per share data)

	June 30 2012	December 31 2011

	(Unaudited)
Assets
Real estate related investments:
Office and parking properties	$1,432,529	$1,084,060
Accumulated depreciation	(183,396)	(162,123)
	1,249,133	921,937

Land available for sale	250	250
Mortgage loans	-	1,500
	1,249,383	923,687

Receivables and other assets	109,393	109,427
Intangible assets, net	120,554	95,628
Assets held for sale	37,202	382,789
Management contracts, net	47,872	49,597
Cash and cash equivalents	33,254	75,183
Total assets	$1,597,658	$1,636,311

Liabilities
Notes payable to banks	$111,267	$132,322
Mortgage notes payable	551,564	498,012
Accounts payable and other liabilities	80,867	90,341
Mortgage and other liabilities related to assets held for sale	31,084	285,599
Total liabilities	774,782	1,006,274

Series E Cumulative Convertible Preferred stock, $0.01 par value, 16,000,000 shares authorized in 2012, 13,484,444 shares issued and outstanding in 2012	141,180	-

Equity
Parkway Properties, Inc. stockholders' equity:
8.00% Series D Preferred stock, $.001 par value, 5,421,296 shares authorized, issued and outstanding in 2012 and 2011	128,942	128,942
Common stock, $.001 par value, 48,578,704 and 64,578,704 shares authorized in 2012 and 2011, respectively and 27,728,862 and 21,995,536 shares issued and outstanding in 2012 and 2011, respectively	28	22
Common stock held in trust, at cost, 9,964 and 8,368 shares in 2012 and 2011, respectively	(186)	(220)
Additional paid-in capital	577,764	517,309
Accumulated other comprehensive loss	(4,306)	(3,340)
Accumulated deficit	(273,734)	(271,104)
Total Parkway Properties, Inc. stockholders' equity	428,508	371,609
Noncontrolling interests	253,188	258,428
Total equity	681,696	630,037
Total liabilities and equity	$1,597,658	$1,636,311

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
			(Unaudited)
Revenues
Income from office and parking properties	$50,104	$35,514	$95,959	$63,321
Management company income	4,973	3,532	10,405	3,870
Total revenues	55,077	39,046	106,364	67,191

Expenses and other
Property operating expense	19,657	14,196	37,976	25,193
Depreciation and amortization	19,548	12,017	37,534	21,097
Change in fair value of contingent consideration	-	-	216	-
Management company expenses	4,226	3,150	8,760	3,954
General and administrative	3,918	3,709	7,517	7,465
Acquisition costs	506	14,380	1,332	16,729
Total expenses and other	47,855	47,452	93,335	74,438

Operating income (loss)	7,222	(8,406)	13,029	(7,247)

Other income and expenses
Interest and other income	44	438	141	762
Equity in earnings of unconsolidated joint ventures	-	54	-	95
Interest expense	(8,536)	(7,669)	(17,780)	(14,077)

Loss before income taxes	(1,270)	(15,583)	(4,610)	(20,467)

Income tax benefit (expense)	11	(224)	(150)	(224)

Loss from continuing operations	(1,259)	(15,807)	(4,760)	(20,691)
Discontinued operations:
Income (loss) from discontinued operations	(664)	(4,085)	2,589	(6,991)
Gain on sale of real estate from discontinued operations	3,197	4,292	8,772	4,292
Total discontinued operations	2,533	207	11,361	(2,699)

Net income (loss)	1,274	(15,600)	6,601	(23,390)
Net loss attributable to noncontrolling interest - real estate partnerships	1,426	3,371	893	6,566
Net (income) loss attributable to noncontrolling interests - unit holders	73	-	(16)	-

Net income (loss) for Parkway Properties, Inc.	2,773	(12,229)	7,478	(16,824)
Change in market value of interest rate swaps	(1,048)	(1,273)	(966)	(184)
Comprehensive income (loss)	$1,725	$(13,502)	$6,512	$(17,008)

Net income (loss) for Parkway Properties, Inc.	$2,773	$(12,229)	$7,478	$(16,824)
Dividends on preferred stock	(2,710)	(2,444)	(5,421)	(4,631)
Dividends on convertible preferred stock	(1,011)	-	(1,011)	-
Net income (loss) attributable to common stockholders	$(948)	$(14,673)	$1,046	$(21,455)

Net income (loss) per common share attributable to Parkway Properties, Inc.:
Basic and Diluted:
Loss from continuing operations attributable to Parkway Properties, Inc.	$(0.13)	$(0.77)	$(0.29)	$(1.04)
Discontinued operations	0.09	0.09	0.34	0.04
Basic and diluted net income (loss) attributable to Parkway Properties, Inc.	$(0.04)	$(0.68)	$0.05	$(1.00)

Weighted average shares outstanding:
Basic	23,440	21,489	22,504	21,483
Diluted	23,440	21,489	22,504	21,483

Amounts attributable to Parkway Properties, Inc. common stockholders:
Loss from continuing operations attributable to Parkway Properties, Inc.	$(3,161)	$(16,634)	$(6,640)	$(22,286)
Discontinued operations	2,213	1,961	7,686	831
Net income (loss) attributable to common stockholders	$(948)	$(14,673)	$1,046	$(21,455)

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share and per share data)
(Unaudited)

	Parkway Properties, Inc. Stockholders
	Preferred Stock	Common Stock	Common Stock Held in Trust	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	$128,942	$22	$(220)	$517,309	$(3,340)	$(271,104)	$258,428	$630,037

Net income (loss)	-	-	-	-	-	7,478	(877)	6,601
Change in fair value of interest rate swaps	-	-	-	-	(966)	-	(2,254)	(3,220)
Common dividends declared-$0.15 per share	-	-	-	-	-	(3,676)	-	(3,676)
Preferred dividends declared-$1.00 per share	-	-	-	-	-	(5,421)	-	(5,421)
Convertible preferred dividends declared-$0.075 per share	-	-	-	-	-	(1,011)	-	(1,011)
Share-based compensation	-	-	-	204	-	-	-	204
26,047 shares issued in lieu of Director's fees	-	-	-	263	-	-	-	263
Issuance of 4.3 million shares of common stock	-	4	-	44,991	-	-	-	44,995
12,169 shares withheld to satisfy withholding obligation in connection with the vesting of restricted stock	-	-	-	(113)	-	-	-	(113)
Contribution of 3,721 shares of common stock to deferred compensation plan	-	-	(38)	-	-	-	-	(38)
Distribution of 2,125 shares of common stock from deferred compensation plan	-	-	72	-	-	-	-	72
Issuance of 1.8 million operating partnership units	-	-	-	-	-	-	18,216	18,216
Issuance of 1,493,297 shares of common stock upon redemption of operating partnership units	-	2	-	15,110	-	-	(15,112)	-
Contribution of capital by noncontrolling interest	-	-	-	-	-	-	3,447	3,447
Distribution of capital to noncontrolling interest	-	-	-	-	-	-	(615)	(615)
Sale of noncontrolling interest in Parkway Properties Office Fund, L.P.	-	-	-	-	-	-	(8,045)	(8,045)
Balance at June 30, 2012	$128,942	$28	$(186)	$577,764	$(4,306)	$(273,734)	$253,188	$681,696

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30
	2012	2011
	(Unaudited)
Operating activities
Net income (loss)	$6,601	$(23,390)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	37,534	21,097
Depreciation and amortization - discontinued operations	571	30,919
Amortization of above market leases	2,323	565
Amortization of below market leases - discontinued operations	(38)	(909)
Amortization of loan costs	1,030	1,007
Amortization of mortgage loan discount	-	(400)
Share-based compensation expense	204	888
Deferred income tax benefit	(478)	-
Operating distributions from unconsolidated joint ventures	-	507
Gain on sale of real estate investments	(8,772)	(4,292)
Non-cash impairment loss on real estate-discontinued operations	-	1,700
Equity in earnings of unconsolidated joint ventures	-	(95)
Equity in loss of unconsolidated joint ventures-discontinued operations	19	16
Change in fair value of contingent consideration	216	-
Increase in deferred leasing costs	(4,710)	(8,487)
Changes in operating assets and liabilities:
Change in receivables and other assets	1,087	(8,947)
Change in accounts payable and other liabilities	(3,267)	228

Net cash provided by operating activities	32,320	10,407

Investing activities
Proceeds from mortgage loan	1,500	-
Distributions from unconsolidated joint ventures	120	135
Investment in real estate	(378,693)	(488,279)
Investment in other assets	-	(3,500)
Investment in management company	-	(32,400)
Proceeds from sale of real estate	110,816	156,546
Improvements to real estate	(13,931)	(19,161)

Net cash used in investing activities	(280,188)	(386,659)

Financing activities
Principal payments on mortgage notes payable	(20,256)	(101,233)
Proceeds from mortgage notes payable	73,500	200,013
Proceeds from bank borrowings	133,989	219,671
Payments on bank borrowings	(155,044)	(164,293)
Debt financing costs	(2,215)	(4,654)
Purchase of Company stock	(113)	(299)
Dividends paid on common stock	(3,711)	(3,270)
Dividends paid on convertible preferred stock	(1,011)	-
Dividends paid on preferred stock	(8,132)	(4,375)
Contributions from noncontrolling interest partners	3,447	251,168
Distributions to noncontrolling interest partners	(615)	(28,912)
Proceeds from stock offering, net of transaction costs	186,100	26,143

Net cash provided by financing activities	205,939	389,959

Change in cash and cash equivalents	(41,929)	13,707

Cash and cash equivalents at beginning of period	75,183	19,670

Cash and cash equivalents at end of period	$33,254	$33,377

See notes to consolidated financial statements.

Parkway Properties, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2012

Note A - Basis of Presentation

The consolidated financial statements include the accounts of Parkway Properties, Inc. ("Parkway" or "the Company"), its wholly-owned subsidiaries and joint ventures in which the Company has a controlling interest.  The other partners' equity interests in the consolidated joint ventures are reflected as noncontrolling interests in the consolidated financial statements.  Parkway also consolidates subsidiaries where the entity is a variable interest entity ("VIE") and Parkway is the primary beneficiary and has the power to direct the activities of the VIE and has the obligation to absorb losses or the right to receive the benefits from the VIE that could be potentially significant to the VIE.  At June 30, 2012 and December 31, 2011, Parkway did not have any VIEs that required consolidation.  All significant intercompany transactions and accounts have been eliminated in the accompanying financial statements.

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

The accompanying unaudited condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  All such adjustments are of a normal recurring nature.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Operating results for the three months and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.  The financial statements should be read in conjunction with the 2011 annual report and the notes thereto.

The balance sheet at December 31, 2011 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by United States GAAP for complete financial statements.

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS", which changes the wording used to describe the requirements in U.S. GAAP for measuring fair value, changes certain fair value measurement principles and enhances disclosure requirements for fair value measurements.  The FASB does not intend for ASU 2011-04 to result in a change in the application of the requirements in ASC 820.  The requirements of ASU 2011-04 are effective prospectively for interim and annual periods beginning after December 15, 2011.  At March 31, 2012, the Company had implemented ASU 2011-04.

In June 2011, the FASB issued ASU 2011-05, "Comprehensive Income", which modifies reporting requirements for comprehensive income in order to increase the prominence of items reported in other comprehensive income in the financial statements.  ASU 2011-05 requires presentation of either a single continuous statement of comprehensive income or two separate, but consecutive statements in which the first statement presents net income and its components followed by a second statement that presents total other comprehensive income, the components of other comprehensive income, and total comprehensive income.  The requirements of ASU 2011-05 are effective for interim and annual periods beginning after December 15, 2011.  At March 31, 2012, the Company had implemented ASU 2011-05.

The Company has evaluated all subsequent events through the issuance date of the financial statements.

Note B - Net Income (Loss) Per Common Share

Basic earnings per share ("EPS") are computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. In arriving at net income (loss) attributable to common stockholders, preferred stock dividends are deducted.  Diluted EPS reflects the potential dilution that could occur if share equivalents such as employee stock options, restricted shares deferred incentive share units and Series E cumulative convertible preferred stock were exercised or converted into common stock that then shared in the earnings of Parkway.

The computation of diluted EPS is as follows (in thousands, except per share data):

	Three Months Ended June 30		Six Months Ended June 30

	2012	2011	2012	2011
Numerator:
Basic and diluted net income (loss) attributable to common stockholders	$(948)	$(14,673)	$1,046	$(21,455)

Basic weighted average shares	23,440	21,489	22,504	21,483
Dilutive weighted average shares	23,440	21,489	22,504	21,483
Diluted net income (loss) per share attributable to Parkway Properties, Inc.	$(0.04)	$(0.68)	$0.05	$(1.00)

The computation of diluted EPS for the three months and six months ended June 30, 2012 and 2011 did not include the effect of employee stock options, deferred incentive share units, and restricted shares, nor did it assume the conversion of the Series E cumulative convertible preferred stock because their inclusion would have been anti-dilutive.

Note C - Supplemental Cash Flow Information and Schedule of Non-Cash Investing and Financing Activity

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

	Six Months Ended June 30

	2012	2011
	(in thousands)
Supplemental cash flow information:
Cash paid for interest	$19,689	$27,870
Cash paid for income taxes	1,120	34
Supplemental schedule of non-cash investing and financing activity:
Mortgage note payable transferred to purchaser	(224,498)	-
Restricted shares and deferred incentive share units issued (forfeited)	(654)	2,251
Mortgage loan assumed in purchase	-	87,225
Contingent consideration related to the contribution of the Management Company	-	31,000
Shares issued in lieu of Director's fees	263	272
Series E cumulative convertible preferred shares issued in lieu of Director's fees	75	-
Operating partnership units converted to common stock	15,112	-

Note D - Acquisitions

On January 11, 2012, Parkway Properties Office Fund II, LP ("Fund II") purchased The Pointe, a 252,000 square foot Class A office building in the Westshore submarket of Tampa, Florida.  The gross purchase price for The Pointe was $46.9 million and Parkway's ownership share is 30%.  Parkway's equity contribution of $7.0 million was funded through availability under the Company's senior unsecured revolving credit facility.

On February 10, 2012, Fund II purchased Hayden Ferry Lakeside II ("Hayden Ferry II"), a 300,000 square foot Class A+ office building located in the Tempe submarket of Phoenix, and directly adjacent to Hayden Ferry Lakeside I ("Hayden Ferry I") purchased by Fund II in the second quarter of 2011.  The gross purchase price was $86.0 million and Parkway's ownership share is 30%. Parkway's equity contribution of $10.8 million was initially funded through availability under the Company's existing senior unsecured revolving credit facility. This investment completed the total investment of Fund II.

On June 6, 2012, Parkway purchased Hearst Tower, a 972,000 square foot office tower located in the central business district in Charlotte, North Carolina.  The gross purchase price was $250.0 million.  The purchase of Hearst Tower was financed with proceeds received from the investment in the Company by TPG VI Pantera Holdings L.P., ("TPG") combined with borrowings on the Company's credit facility.  For more information on TPG's investment see "Note M - TPG Securities Purchase Agreement".

The allocation of purchase price related to intangible assets and liabilities and weighted average amortization period (in years) for each class of asset or liability for The Pointe, Hayden Ferry II, and Hearst Tower is as follows (in thousands, except weighted average life):

	Amount	Weighted Average Life
Land	$12,427	N/A
Buildings	300,808	40
Tenant improvements	26,478	6
Lease commissions	10,066	6
Lease in place value	27,196	6
Above market leases	5,439	5
Below market leases	(3,676)	7
Other intangibles	3,001	3

The allocation of purchase price for Hearst Tower was preliminary at June 30, 2012.

The unaudited pro forma effect on the Company's results of operations for the purchase of The Pointe, Hayden Ferry II, and Hearst Tower as if the purchase had occurred on January 1, 2011 is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Revenues	$60,796	$50,039	$121,057	$89,174
Net income (loss) attributable to common stockholders	$70	$(12,132)	$2,780	$(17,453)
Basic net income (loss) attributable to common stockholders	$-	$(0.56)	$0.12	$(0.81)
Diluted net income (loss) attributable to common stockholders	$-	$(0.56)	$0.12	$(0.81)

For details regarding dispositions during the six months ended June 30, 2012, and to date through July 1, 2012, please see Note E - Discontinued Operations.

Note E - Discontinued Operations

All current and prior period income from the following office property dispositions and properties held for sale is included in discontinued operations for the three months and six months ended June 30, 2012 and 2011 (in thousands).

Office Property	Location	Square Feet	Date of Sale	Net Sales Price	Net Book Value of Real Estate	Gain (Loss) on Sale
233 North Michigan	Chicago, IL	1,070	05/11/2011	$156,546	$152,254	$4,292
Greenbrier I & II	Hampton Roads, VA	172	07/19/2011	16,275	15,070	1,205
Glen Forest	Richmond, VA	81	08/16/2011	8,950	7,880	1,070
Tower at Gervais	Columbia, SC	298	09/08/2011	18,421	18,421	-
Wells Fargo	Houston, TX	134	12/09/2011	-	-	-
Fund I Assets	Various	1,956	12/31/2011	256,823	250,699	11,258
2011 Dispositions (2)		3,711		$457,015	$444,324	$17,825

Falls Pointe	Atlanta, GA	107	01/06/2012	$5,824	$4,467	$1,357
111 East Wacker	Chicago, IL	1,013	01/09/2012	153,240	153,237	3
Renaissance Center	Memphis, TN	189	03/01/2012	27,661	24,629	3,032
Overlook II	Atlanta, GA	260	04/30/2012	29,467	28,689	778
Wink Building	New Orleans, LA	32	06/08/2012	705	803	(98)
Non-Core Assets	Various	1,745	Various	118,755	115,055	3,700
2012 Dispositions (3)		3,346		$335,652	$326,880	$8,772

Office Property	Location	Square Feet	Date of Sale	Gross Sales Price
Properties Held for Sale and Expected to Close During Third Quarter 2012 (1)
Fund I Assets	Atlanta, GA	321	07/01/2012	$29,850
111 Capitol Building (4)	Jackson, MS	187		-
Total Properties Held for Sale		508		$29,850

(1) Gains on assets held for sale are expected to be finalized upon sale and reflected in third quarter 2012 financial statements.
(2) Total gain on the sale of real estate in discontinued operations recognized for the year ended December 31, 2011 was $17.8 million, of which $9.8 million was Parkway's proportionate share.
(3) Total gain on the sale of real estate in discontinued operations recognized during the six months ended June 30, 2012 was $8.8 million, of which $4.9 million was Parkway's proportionate share.
(4) During the six months ended June 30, 2012, the Company sold 14 of 15 non-core assets.  The 14 assets sold include five assets in Richmond, four assets in Memphis and five assets in Jackson.  The remaining asset that has not yet closed is 111 Capitol Building, in Jackson, Mississippi.  The 111 Capitol Building is currently under contract to sell and is expected to close during the third quarter of 2012, subject to customary closing conditions.

During the six months ended June 30, 2012, the Company completed a significant portion of its previously disclosed dispositions as part of its strategic objective of becoming a leading owner of high quality office assets in higher growth markets in the Sunbelt.  As previously disclosed, the Company entered into an agreement to sell its interest in 13 office properties totaling 2.7 million square feet owned by Parkway Properties Office Fund, L.P. ("Fund I") to its existing partner in the fund for a gross sales price of $344.3 million.  As of December 31, 2011, Parkway had completed the sale of 9 of these 13 assets.  During the six months ended June 30, 2012, the Company completed the sale of two Fund I assets totaling 449,000 square feet.  On July 1, 2012, the Company sold the remaining two Fund I assets totaling 321,000 square feet.  Accordingly, income from all Fund I properties has been classified as discontinued operations for all current and prior periods.  These Fund I assets had a total of $292.0 million in mortgage loans, of which $82.4 million was Parkway's share, with a weighted average interest rate of 5.6% that were assumed by the buyer upon closing.  Parkway received net proceeds from the sales of the Fund I assets of $14.2 million, which were used to reduce amounts outstanding under the Company's credit facilities.

Additionally, during the six months ended June 30, 2012, the Company completed the sale of 14 of the 15 properties included in its strategic sale of a portfolio of non-core assets, for a gross sales price of $139.5 million and generating net proceeds to Parkway of approximately $88.0 million, with the buyer assuming $41.7 million in mortgage loans upon sale, of which $31.9 million was Parkway's share.  The 14 assets that were sold include five assets in Richmond, four assets in Memphis, and five assets in Jackson.  The remaining non-core asset pending sale is the 111 Capitol Building in Jackson, Mississippi, and is expected to close during the third quarter of 2012, subject to customary closing conditions.  Income from these non-core assets has been classified as discontinued operations for all current and prior periods.

The Company completed the sale of three additional assets during the six months ended June 30, 2012, including the sale of 111 East Wacker, a 1.0 million square foot office property located in Chicago, the Wink building, a 32,000 square foot office property in New Orleans, Louisiana, and Falls Pointe, a 107,000 square foot office property located in Atlanta and owned by Parkway Properties Office Fund II, L.P. ("Fund II") for a gross sales price of $157.4 million.  Parkway received approximately $4.8 million in net proceeds from these sales, which were used to reduce amounts outstanding under the Company's credit facility.  In connection with the sale of 111 East Wacker, the buyer assumed a $147.9 mortgage loan upon sale.  Income from 111 East Wacker, the Wink building and Falls Pointe has been classified as discontinued operations for all current and prior periods.

At June 30, 2012, assets and liabilities related to assets held for sale represented three properties totaling 508,000 square feet.  On July 1, 2012, two properties totaling 321,000 square feet were sold.  The major classes of assets and liabilities classified as held for sale at June 30, 2012 are as follows (in thousands):

June 30
2012
Balance Sheet:
Investment property	$36,261
Accumulated depreciation	(4,530)
Office property held for sale	31,731
Rents receivable and other assets	5,300
Intangible assets, net	171
Other assets held for sale	5,471
Total assets held for sale	$37,202

Mortgage notes payable	$29,597
Accounts payable and other liabilities	1,487
Total liabilities related to assets held for sale	$31,084

The amount of revenues and expenses for these office properties reported in discontinued operations for the three months and six months ended June 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Statement of Operations:
Revenues
Income from office and parking properties	$2,693	$36,257	$12,060	$75,755
	2,693	36,257	12,060	75,755

Expenses
Office and parking properties:
Operating expense	1,608	16,042	5,477	34,168
Management company expense	86	52	238	126
Interest expense	1,587	7,418	3,378	15,770
Non-cash adjustment for interest rate swap	(77)	-	(215)	-
Depreciation and amortization	153	15,130	593	30,982
Impairment loss	-	1,700	-	1,700
	3,357	40,342	9,471	82,746

Income (loss) from discontinued operations	(664)	(4,085)	2,589	(6,991)
Gain on sale of real estate from discontinued operations	3,197	4,292	8,772	4,292
Total discontinued operations per Statement of Operations	2,533	207	11,361	(2,699)
Net (income) loss attributable to noncontrolling interest from discontinued operations	(320)	1,754	(3,675)	3,530
Total discontinued operations-Parkway's share	$2,213	$1,961	$7,686	$831

Note F - Mortgage Loans

In connection with the previous sale of One Park Ten, the Company had seller-financed a $1.5 million note receivable that bore interest at 7.3% per annum on an interest-only basis through maturity in June 2012.  On April 2, 2012, the borrower prepaid the note receivable and all accrued interest in full.

On April 10, 2012, the Company transferred its rights, title and interest in the B participation piece (the "B piece") of a first mortgage secured by an 844,000 square foot office building in Dallas, Texas known as 2100 Ross.  The B piece was purchased at an original cost of $6.9 million in November 2007.  The B piece was originated by Wachovia Bank, N.A., a Wells Fargo Company, and had a face value of $10.0 million, a stated coupon rate of 6.1% and a scheduled maturity in May 2012.  During 2011, the Company recorded a non-cash impairment loss on the mortgage loan in the amount of $9.2 million, thereby reducing its investment in the mortgage loan to zero.  Under the terms of the transfer, the Company is entitled to certain payments if the transferee is successful in obtaining ownership of 2100 Ross or if the transferee is successful in obtaining payment on the amount due on the note receivable.  In the event that the transferee is unsuccessful in obtaining value from the note receivable, the Company would not be entitled to any payment.

Note G - Management Contracts

During 2011, as part of the Company's combination with Eola, Parkway purchased the management contracts associated with Eola's property management business.  At the purchase date, the contracts were valued by an independent appraiser at $52.0 million.  The value of the management contracts is based on the sum of the present value of future cash flows attributable to the management contracts, in addition to the value of tax savings as a result of the amortization of intangible assets.  During the six months ended June 30, 2012, the Company recorded amortization expense of $1.7 million on the management contracts.  Also, in conjunction with the valuation of the management company, the Company recorded $26.2 million of goodwill, a $31.0 million liability related to contingent consideration and a deferred tax liability of $14.8 million.  At June 30, 2012, management contracts, net of accumulated amortization totaled $47.9 million, goodwill totaled $26.2 million and deferred tax liability totaled $13.9 million.  There is no remaining liability with respect to the contingent consideration.

Note H - Capital and Financing Transactions

On March 30, 2012, the Company entered into an Amended and Restated Credit Agreement with a consortium of eight banks for its $190.0 million senior unsecured revolving credit facility.  Additionally, the Company amended its $10.0 million working capital revolving credit facility under substantially the same terms and conditions, with the combined size of the facilities remaining at $200.0 million (collectively, the "New Facilities").  The New Facilities provide for modifications to the existing facilities by, among other things, extending the maturity date from January 31, 2014 to March 29, 2016, with an additional one-year extension option with the payment of a fee, increasing the size of the accordion feature from $50 million to as much as $160 million, lowering applicable interest rate spreads and unused fees, and modifying certain other terms and financial covenants.  The interest rate on the New Facilities is based on LIBOR plus 160 to 235 basis points, depending on overall Company leverage (with the current rate set at 160 basis points).  Additionally, the Company pays fees on the unused portion of the New Facilities ranging between 25 and 35 basis points based  upon usage of the aggregate commitment (with the current rate set at 25 basis points).  Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as Joint Lead Arrangers and Joint Book Runners on the senior facility.  In addition, Wells Fargo Bank, N.A. acted as Administrative Agent and Bank of America, N.A. acted as Syndication Agent.  KeyBank, N.A., PNC Bank, N.A. and Royal Bank of Canada all acted as Documentation Agents.  Other participating lenders include JPMorgan Chase Bank, Trustmark National Bank, and Seaside National Bank and Trust.  The working capital revolving credit facility was provided solely by PNC Bank, N.A.  At June 30, 2012, the Company had a total of $111.3 million outstanding under its credit facilities (collectively, the "Credit Facility") and was in compliance with all loan covenants under each credit facility.

Mortgage notes payable at June 30, 2012 totaled $581.2 million, of which $29.6 million was classified as liabilities related to assets held for sale, with an average interest rate of 5.5% and were secured by office properties.

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

On February 10, 2012, Fund II obtained a $50.0 million non-recourse mortgage loan, of which $15.0 million is Parkway's share, secured by Hayden Ferry II, a 300,000 square foot office property located in the Tempe submarket of Phoenix, Arizona.  The mortgage loan matures in July 2018 and bears interest at LIBOR plus the applicable spread which ranges from 250 to 350 basis points over the term of the loan.  In connection with this mortgage, Fund II entered into an interest rate swap that fixes LIBOR at 1.5% through January 25, 2018, which equates to a total interest rate ranging from 4.0% to 5.0%.  The mortgage loan is cross-collateralized, cross-defaulted, and coterminous with the mortgage loan secured by Hayden Ferry I.

On March 9, 2012, the Company repaid a $16.3 million non-recourse mortgage loan secured by Bank of America Plaza, a 337,000 square foot office property in Nashville, Tennessee.  The mortgage loan had a fixed interest rate of 7.1% and was scheduled to mature in May 2012.  The Company repaid the mortgage loan using available proceeds under the senior unsecured revolving credit facilities.

On May 31, 2012, in connection with the sale of Pinnacle at Jackson Place (the "Pinnacle") and Parking at Jackson Place, for a gross sales price of $29.5 million, the buyer assumed the existing $29.5 million non-recourse mortgage loan secured by the property with a weighted average interest rate of 5.2%.  The buyer also assumed the related $23.5 million interest rate swap which fixed a portion of the debt secured by the Pinnacle at an interest rate of 5.8%.

During the six months ended June 30, 2012 and through July 1, 2012, in conjunction with the sale of four Fund I assets, the buyer assumed $76.7 million of non-recourse first mortgage loans, of which $19.2 million was Parkway's share.

The Company has entered into interest rate swap agreements.  The Company designated the swaps as cash flow hedges of the variable interest rates on the debt secured by 245 Riverside, Corporate Center Four, Cypress Center, Bank of America Center, Two Ravinia, Hayden Ferry I, and Hayden Ferry II. These swaps are considered to be fully effective and changes in the fair value of the swaps are recognized in accumulated other comprehensive loss.

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

On May 31, 2012, in connection with the sale of the Pinnacle, the buyer assumed the interest rate swap, which had a notional amount of $23.5 million and fixed the interest rate on a portion of the debt secured by the Pinnacle at 5.8%.

The Company's interest rate hedge contracts at June 30, 2012, and 2011 are summarized as follows (in thousands):

						Fair Value
						Liability
Type of	Balance Sheet	Notional	Maturity		Fixed	June 30
Hedge	Location	Amount	Date	Reference Rate	Rate	2012	2011
Swap	Accounts payable and other liabilities	$23,500	12/01/14	1-month LIBOR	5.8%	$-	$(2,222)
Swap	Accounts payable and other liabilities	$12,088	11/18/15	1-month LIBOR	4.1%	(642)	(225)
Swap	Accounts payable and other liabilities	$33,875	11/18/17	1-month LIBOR	4.7%	(3,359)	(797)
Swap	Accounts payable and other liabilities	$22,000	01/25/18	1-month LIBOR	4.5%	(1,912)	-
Swap	Accounts payable and other liabilities	$49,375	01/25/18	1-month LIBOR	5.0%	(1,344)	-
Swap	Accounts payable and other liabilities	$9,250	09/30/18	1-month LIBOR	5.2%	(1,241)	(420)
Swap	Accounts payable and other liabilities	$22,500	10/08/18	1-month LIBOR	5.4%	(3,204)	(1,209)
Swap	Accounts payable and other liabilities	$22,100	11/18/18	1-month LIBOR	5.0%	(2,654)	(565)
						$(14,356)	$(5,438)

Note I - Noncontrolling Interests

Real Estate Partnerships

The Company has an interest in one joint venture that is included in its consolidated financial statements. Information relating to this consolidated joint venture as of July 1, 2012 is detailed below.

		Parkway's	Square Feet
Joint Venture Entity and Property Name	Location	Ownership %	(In thousands)
Fund II
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

As previously disclosed, the Company entered into an agreement to sell its interest in 13 office properties totaling 2.7 million square feet owned by Fund I to its existing partner in the fund for a gross sales price of $344.3 million. As of July 1, 2012, the Company has completed the sale of all 13 Fund I assets. Parkway received approximately $14.2 million in net proceeds for the completed sales of the Fund I assets, and the proceeds were used to reduce amounts outstanding under the Company's credit facilities. Upon sale, the buyer assumed a total of $292.0 million in mortgage loans, of which $82.4 million was Parkway's share.

Fund II, a $750.0 million discretionary fund, was formed on May 14, 2008 and was fully invested at February 10, 2012. Fund II was structured such that Teacher Retirement System of Texas ("TRST") would be a 70% investor and Parkway a 30% investor in the fund, with an original target capital structure of approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt. Fund II acquired 12 properties totaling 4.2 million square feet in Atlanta, Charlotte, Phoenix, Jacksonville, Orlando, Tampa and Philadelphia.

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

Noncontrolling interest - real estate partnerships represents the other partners' proportionate share of equity in the partnerships discussed above at June 30, 2012. Income is allocated to noncontrolling interest based on the weighted average percentage ownership during the year.

Operating Partnership Units ("OP Units")

On December 30, 2011, Parkway and the former Eola principals amended certain post-closing provisions of the contribution agreement to provide, among other things, that if the Management Company achieved annual revenues in excess of the original 2011 target, all OP Units subject to the 2011 earn-out, the 2012 earn-out and the earn-up will be deemed earned and paid when the 2011 earn-out payment is made. Based on the Management Company revenue for 2011, the target was achieved and all 1.8 million OP Units were earned and issued to Eola's principals on February 28, 2012.

OP Unit holders have redemption rights that enable them to cause the Company's operating partnership to redeem the OP Units for cash or, at the Company's option, for shares of common stock on a one-for-one basis. During the second quarter of 2012, 1.5 million OP units were redeemed and the Company issued 1.5 million shares of common stock upon such redemption. At June 30, 2012, there were 307,000 OP units outstanding which were issued to Eola's principals.

Note J - Share-Based and Long-Term Compensation Plans

Effective May 1, 2010, the stockholders of the Company approved Parkway's 2010 Omnibus Equity Incentive Plan (the "2010 Equity Plan") that authorized the grant of up to 600,000 equity based awards to employees and directors of the Company. The 2010 Equity Plan replaced the Company's 2003 Equity Incentive Plan and the 2001 Non-Employee Directors Equity Compensation Plan.  At present, it is Parkway's intention to grant restricted shares and/or deferred incentive share units instead of stock options, although the 2010 Equity Plan authorizes various forms of incentive awards, including options.  The 2010 Equity Plan has a ten-year term.

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

The time-based awards will vest ratably over four years from the date the shares are granted.  The market condition awards are contingent on the Company meeting goals for compounded annual total return to stockholders ("TRS") over the three year period beginning July 1, 2010.  The market condition goals are based upon (i) the Company's absolute compounded annual TRS; and (ii) the Company's absolute compounded annual TRS relative to the compounded annual return of the MSCI US REIT ("RMS") Index calculated on a gross basis, as follows:

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

The Company also adopted a long-term cash incentive that was designed to reward significant outperformance over the three year period beginning July 1, 2010.  The performance goals for actual payment under the long-term cash incentive will require the Company to (i) achieve an absolute compounded annual TRS that exceeds 14% AND (ii) achieve an absolute compounded annual TRS that exceeds the compounded annual return of the RMS by at least 500 basis points.  Notwithstanding the above goals, in the event the Company achieves an absolute compounded annual TRS that exceeds 19%, then the Company must achieve an absolute compounded annual TRS that exceeds the compounded annual return of the RMS by at least 600 basis points.  The aggregate amount of the cash incentive earned would increase with corresponding increases in the absolute compounded annual TRS achieved by the Company.  There will be a cap on the aggregate cash incentive earned in the amount of $7.1 million.  Achievement of the maximum cash incentive would equate to an absolute compounded annual TRS that approximates 23%, provided that the absolute compounded annual TRS exceeds the compounded annual return of the RMS by at least 600 basis points.  The total compensation expense for the long-term cash incentive awards is based upon the estimated fair value of the award on the grant date and adjustment as necessary each reporting period.  The long-term cash incentive awards are accounted for as a liability-classified award on the Company's June 30, 2012 and December 31, 2011 consolidated balance sheets.  The grant date and quarterly fair value estimates for awards that are subject to a market condition are determined using a simulation pricing model developed to specifically accommodate the unique features of the awards.

At June 30, 2012, a total of 338,083 shares of restricted stock remain outstanding which have been granted to officers of the Company.  The shares are valued at $2.9 million, which equates to an average price per share of $8.55.  The value, including estimated forfeitures, of restricted shares that vest based on service conditions will be amortized to compensation expense ratably over the vesting period for each grant of stock.  At June 30, 2012, a total of 22,035 deferred incentive share units remain outstanding which have been granted to employees of the Company.  The deferred incentive share units are valued at $519,000, which equates to an average price per share of $23.55, and the units vest four years from grant date.  Total compensation expense related to the restricted stock and deferred incentive units of $204,000, and $888,000 was recognized during the six months ended June 30, 2012 and 2011, respectively.  Total compensation expense related to nonvested awards not yet recognized was $1.8 million at June 30, 2012.  The weighted average period over which this expense is expected to be recognized is approximately 1.9 years.

A summary of the Company's restricted shares and deferred incentive share unit activity for the six months ended June 30, 2012 is as follows:

		Weighted		Weighted
		Average	Deferred	Average
	Restricted	Grant-Date	Incentive	Grant-Date
	Shares	Fair Value	Share Units	Fair Value
Balance at 12/31/11	454,070	$9.83	27,370	$21.65
Issued	21,900	10.15	-	-
Vested	(42,138)	23.59	-	‑
Forfeited	(95,749)	8.39	(5,335)	13.81
Balance at 06/30/12	338,083	$8.55	22,035	$23.55

Note K - Fair Values of Financial Instruments

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

	As of June 30, 2012		As of December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$33,254	$33,254	$75,183	$75,183

Financial Liabilities:
Mortgage notes payable	$581,161	$595,110	$752,414	$761,942
Notes payable to banks	111,267	106,246	132,322	125,494
Interest rate swap agreements	14,356	14,356	11,134	11,134

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

Note L - Income Taxes
The Company qualifies and has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code (the "Code").  The Company will generally not be subject to federal income tax to the extent that it distributes its taxable income to the Company's shareholders, and as long as Parkway satisfies the ongoing REIT requirements including meeting certain asset, income and stock ownership tests.

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

Parkway's provision for income taxes for the six months ended June 30, 2012 and 2011, was $628,000 and $224,000, respectively of current federal and state income tax expense resulting from taxable REIT subsidiary income.

In connection with the purchase accounting for the Management Company, the Company recorded deferred tax liabilities of $14.8 million representing differences between the tax basis and GAAP basis of the acquired assets and liabilities (primarily related to the Management Company contracts) multiplied by the effective tax rate. The Company was required to record these deferred tax liabilities as a result of the Management Company operating as a C corporation at the time it was acquired. At June 30, 2012, the deferred tax liability totaled $13.9 million and the deferred income tax benefit recorded for the six months ended June 30, 2012 was $478,000.

Note M - TPG Securities Purchase Agreement

On May 3, 2012, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement"), by and among the Company and TPG.  Pursuant to the terms of the Purchase Agreement, on June 5, 2012, the Company issued to TPG 4.3 million shares, or approximately $48.4 million, of common stock and approximately 13.5 million shares, with an initial liquidation value of $151.6 million, of newly-created, non-voting Series E Cumulative Redeemable Convertible Preferred Stock (the "Series E Preferred Stock").  Parkway incurred approximately $13.9 million in transaction costs as it related to the issuance of equity and these were recorded as a reduction to proceeds received.  On June 27, 2012, the Company issued an additional 6,666 shares of Series E Preferred Stock to TPG in lieu of director's fees. During the second quarter of 2012, the Company paid approximately $323,000 and $1.0 million in dividends on common stock and Series E Preferred Stock, respectively, to TPG.

At a special meeting of stockholders held on July 31, 2012, the stockholders approved, among other things, the right to convert, at the option of the Company or the holders, shares of the Series E Preferred Stock into shares of the Company's common stock.  On August 1, 2012, the Company delivered a conversion notice to TPG and all shares of Series E Preferred Stock were converted into common stock on a one-for-one basis.

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

The management of the Company evaluates the performance of the reportable office segment based on funds from operations attributable to common stockholders ("FFO").  Management believes that FFO is an appropriate measure of performance for equity REITs and computes this measure in accordance with the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO.  Funds from operations is defined by NAREIT as net income (computed in accordance with GAAP), reduced by preferred dividends, excluding gains or losses on depreciable real estate and extraordinary items under GAAP, plus depreciation and amortization, and after adjustments to derive the Company's pro rata share of FFO of consolidated and unconsolidated joint ventures.  Further, the Company does not adjust FFO to eliminate the effects of non-recurring charges.  The Company believes that FFO is a meaningful supplemental measure of its operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses.  However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient.  Thus, NAREIT created FFO as a supplemental measure of operating performance for real estate investment trusts that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP.  The Company believes that the use of FFO, combined with the required GAAP presentations, has been beneficial in improving the understanding of operating results of real estate investment trusts among the investing public and making comparisons of operating results among such companies more meaningful.  FFO as reported by Parkway may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition.  Funds from operations do not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States and is not an indication of cash available to fund cash needs.  Funds from operations should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

The following is a reconciliation of FFO and net income (loss) attributable to common stockholders for office properties and total consolidated entities for the three months ended June 30, 2012 and 2011.  Amounts presented as "Unallocated and Other" represent primarily income and expense associated with providing management services, corporate general and administrative expense, interest expense on the Company's credit facility and preferred dividends.

	At or for the three months ended			At or for the three months ended
	June 30, 2012			June 30, 2011
	Office	Unallocated		Office	Unallocated
	Properties	and Other	Consolidated	Properties	and Other	Consolidated
	(in thousands)			(in thousands)
	(Unaudited)

Income from office and parking properties (a)	$50,104	$-	$50,104	$35,514	$-	$35,514
Management company income	-	4,973	4,973	-	3,532	3,532
Property operating expenses (b)	(19,657)	-	(19,657)	(14,196)	-	(14,196)
Depreciation and amortization	(19,548)	-	(19,548)	(12,017)	-	(12,017)
Management company expenses	-	(4,226)	(4,226)	-	(3,150)	(3,150)
Income tax benefit (expense)	-	11	11	-	(224)	(224)
General and administrative expenses	-	(3,918)	(3,918)	-	(3,709)	(3,709)
Acquisition costs	(506)	-	(506)	(14,380)	-	(14,380)
Other income	-	44	44	-	438	438
Equity in earnings of unconsolidated joint ventures	-	-	-	54	-	54
Interest expense (c)	(7,809)	(727)	(8,536)	(5,994)	(1,675)	(7,669)
Adjustment for noncontrolling - unit holders	-	73	73	-	-	-
Adjustment for noncontrolling - real estate partnerships	1,426	-	1,426	3,371	-	3,371
Loss from discontinued operations	(664)	-	(664)	(4,085)	-	(4,085)
Gain on sale of real estate from discontinued operations	3,197	-	3,197	4,292	-	4,292
Dividends on preferred stock	-	(2,710)	(2,710)	-	(2,444)	(2,444)
Dividends on convertible preferred stock	-	(1,011)	(1,011)	-	-	-
Net income (loss) attributable to common stockholders	6,543	(7,491)	(948)	(7,441)	(7,232)	(14,673)
Depreciation and amortization	19,548	-	19,548	12,017	-	12,017
Depreciation and amortization-discontinued operations	153	-	153	15,099	-	15,099
Depreciation and amortization-noncontrolling interest - real estate partnerships	(8,135)	-	(8,135)	(8,214)	-	(8,214)
Depreciation and amortization-unconsolidated joint ventures	-	-	-	72	-	72
Adjusted for noncontrolling interest-unit holders	-	(73)	(73)	-	-	-
Impairment loss on real estate-discontinued operations	-	-	-	1,700	-	1,700
Gain on sale of real estate for discontinued operations (Parkway's share)	(2,601)	-	(2,601)	(4,292)	-	(4,292)
Funds from operations attributable to common stockholders	$15,508	$(7,564)	$7,944	$8,941	$(7,232)	$1,709

Capital expenditures (d)	$8,938	$-	$8,938	$18,153	$-	$18,153

(a)	Included in income from office and parking properties are rental revenues, customer reimbursements, parking income and other income.
(b)	Included in property operating expenses are real estate taxes, insurance, contract services, repairs and maintenance and property operating expenses.
(c)
Interest expense for office properties represents interest expense on property secured mortgage debt.  It does not include interest expense on the Company's unsecured credit facilities, which is included in "Unallocated and Other".

(d)	Capital expenditures include building improvements, tenant improvements and leasing costs.

The following is a reconciliation of FFO and net income (loss) attributable to common stockholders for office properties and total consolidated entities for the six months ended June 30, 2012 and 2011.  Amounts presented as "Unallocated and Other" represent primarily income and expense associated with providing management services, corporate general and administrative expense, interest expense on the Company's credit facility and preferred dividends.

	At or for the six months ended			At or for the six months ended
	June 30, 2012			June 30, 2011
	Office	Unallocated		Office	Unallocated
	Properties	and Other	Consolidated	Properties	and Other	Consolidated
	(in thousands)			(in thousands)
	(Unaudited)

Income from office and parking properties (a)	$95,959	$-	$95,959	$63,321	$-	$63,321
Management company income	-	10,405	10,405	-	3,870	3,870
Property operating expenses (b)	(37,976)	-	(37,976)	(25,193)	-	(25,193)
Depreciation and amortization	(37,534)	-	(37,534)	(21,097)	-	(21,097)
Management company expenses	-	(8,760)	(8,760)	-	(3,954)	(3,954)
Income tax expense	-	(150)	(150)	-	(224)	(224)
General and administrative expenses	-	(7,517)	(7,517)	-	(7,465)	(7,465)
Acquisition costs	(1,332)	-	(1,332)	(2,764)	(13,965)	(16,729)
Other income	-	141	141	-	762	762
Equity in earnings of unconsolidated joint ventures	-	-	-	95	-	95
Interest expense (c)	(15,756)	(2,024)	(17,780)	(10,296)	(3,781)	(14,077)
Adjustment for noncontrolling-unit holders	-	(16)	(16)	-	-	-
Adjustment for noncontrolling-real estate partnerships	893	-	893	6,566	-	6,566
Income (loss) from discontinued operations	2,589	-	2,589	(6,991)	-	(6,991)
Gain on sale of real estate from discontinued operations	8,772	-	8,772	4,292	-	4,292
Change in fair value of contingent consideration	-	(216)	(216)	-	-	-
Dividends on preferred stock	-	(5,421)	(5,421)	-	(4,631)	(4,631)
Dividends on convertible preferred stock	-	(1,011)	(1,011)	-	-	-
Net income (loss) attributable to common stockholders	15,615	(14,569)	1,046	7,933	(29,388)	(21,455)
Depreciation and amortization	37,534	-	37,534	21,097	-	21,097
Depreciation and amortization-discontinued operations	571	-	571	30,919	-	30,919
Depreciation and amortization-noncontrolling interest-real estate partnerships	(16,176)	-	(16,176)	(13,777)	-	(13,777)
Depreciation and amortization-unconsolidated joint ventures	22	-	22	160	-	160
Noncontrolling interest-unit holders	-	16	16	-	-	-
Impairment loss on real estate-discontinued operations	-	-	-	1,700	-	1,700
Gain on sale of real estate for discontinued operations (Parkway's share)	(4,934)	-	(4,934)	(4,292)	-	(4,292)
Funds from operations available to common stockholders	$32,632	$(14,553)	$18,079	$43,740	$(29,388)	$14,352

Total assets	$1,510,051	$87,607	$1,597,658	$2,005,796	$83,892	2,089,688

Office and parking properties	$1,249,133	$-	$1,249,133	$1,719,258	$-	$1,719,258

Capital expenditures (d)	$18,641	$-	$18,641	$27,648	$-	$27,648

(a)	Included in income from office and parking properties are rental revenues, customer reimbursements, parking income and other income.
(b)	Included in property operating expenses are real estate taxes, insurance, contract services, repairs and maintenance and property operating expenses
(c)
Interest expense for office properties represents interest expense on property secured mortgage debt.  It does not include interest expense on the Company's unsecured credit facilities, which is included in "Unallocated and Other".

(d)	Capital expenditures include building improvements, tenant improvements and leasing costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview

Parkway is a self-administered real estate investment trust ("REIT) specializing in the ownership of quality office properties in higher growth submarkets in the Sunbelt region of the United States.  At July 1, 2012, Parkway owns or has an interest in 39 office properties located in nine states with an aggregate of approximately 10.3 million square feet of leasable space.  Fee-based real estate services are offered through wholly-owned subsidiaries of the Company, which in total manage and/or lease approximately 11.9 million square feet for third-party owners at July 1, 2012.  Unless otherwise indicated, all references to square feet represent net rentable area.

Occupancy.  Parkway's revenues are dependent on the occupancy of its office buildings.  At July 1, 2012, occupancy of Parkway's office portfolio was 87.4% compared to 85.9% at April 1, 2012 and 84.6% at July 1, 2011.  Not included in the July 1, 2012 occupancy rate is the impact of 17 signed leases totaling 201,000 square feet expected to take occupancy between now and the fourth quarter of 2012, of which the majority will commence during the third quarter of 2012.  Including these signed leases, the Company's portfolio was 89.4% leased at July 1, 2012.  The Company's average occupancy for the three months and six months ended June 30, 2012 was 86.5% and 85.3%, respectively, and Parkway currently projects an average annual occupancy range of 85.5% to 86.5% during 2012 for its office properties an ending occupancy of 88.0% to 88.5%.  To combat rising vacancy, Parkway utilizes innovative approaches to produce new leases.  These include the Broker Bill of Rights, a short-form service agreement and customer advocacy programs which are models in the industry and have historically helped the Company maintain occupancy over time.

During the second quarter of 2012, 58 renewal, expansion and new leases were signed totaling 394,000 rentable square feet.  Included in this total were 28 renewal leases totaling 238,000 rentable square feet at an average rent per square foot of $19.58, representing a 10.2% rate of decrease from the expiring rate, and at an average cost of $1.88 per square foot per year of the lease term.  During the six months ended June 30, 2012, 142 renewal, expansion and new leases were signed totaling 762,000 rentable square feet.  Included in this total were 74 renewal leases totaling 378,000 rentable square feet at an average rent per square foot of $20.63, representing a 9.3% rate decrease from the expiring rate, and at an average cost of $1.91 per square foot per year of the lease term.

During the second quarter of 2012, 12 expansion leases were signed totaling 44,000 rentable square feet at an average rent per square foot of $20.25 and at an average cost of $3.72 per square foot per year of the lease term.  During the six months ended June 30, 2012, 23 expansion leases were signed totaling 69,000 rentable square feet at an average rent per square foot of $21.72 and at an average cost of $4.42 per square foot per year of the lease term.

During the second quarter of 2012, 18 new leases were signed totaling 113,000 rentable square feet at an average rent per square foot of $19.39 and at an average cost of $4.80 per square foot per year of the term.  During the six months ended June 30, 2012, 45 new leases were signed totaling 316,000 rentable square feet at an average rent per square foot of $21.34 and at an average cost of $5.26 per square foot per year of the term.

Rental Rates.  An increase in vacancy rates in a market or at a specific property has the effect of reducing market rental rates and vice versa.  Parkway's leases typically have three to seven year terms, though the Company does enter into leases with terms that are either shorter or longer than that typical range.  As leases expire, the Company seeks to replace the existing leases with new leases at the current market rental rate.  For Parkway's properties owned as of July 1, 2012, management estimates that it has approximately $0.63 per square foot in rental rate embedded loss in its office property leases.  Embedded loss is defined as the difference between the weighted average in-place cash rents including operating expense reimbursements and the weighted average estimated market rental rate.

Customer Retention.  Keeping existing customers is important as high customer retention leads to increased occupancy, less downtime between leases, and reduced leasing costs.  Parkway estimates that it costs five to six times more to replace an existing customer with a new one than to retain the existing customer.  In making this estimate, Parkway takes into account the sum of revenue lost during downtime on the space plus leasing costs, which typically rise as market vacancies increase.  Therefore, Parkway focuses a great amount of energy on customer retention.  Parkway's operating philosophy is based on the premise that it is in the customer retention business.  Parkway seeks to retain its customers by continually focusing on operations at its office properties.  The Company believes in providing superior customer service; hiring, training, retaining and empowering each employee; and creating an environment of open communication both internally and externally with customers and stockholders.  Over the past ten years, Parkway maintained an average 65% customer retention rate.  Parkway's customer retention rate was 63.2% for the quarter ended June 30, 2012, as compared to 46.8% for the quarter ended March 31, 2012, and 65.7% for the quarter ended June 30, 2011.

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

At July 1, 2012, Parkway had one partnership structured as a discretionary fund.

As previously disclosed, the Company entered into an agreement to sell its interest in Parkway Properties Office Fund, L.P. ("Fund I"), which included 13 office properties totaling 2.7 million square feet to its existing partner in the fund for a gross sales price of $344.3 million.  As of July 1, 2012, the Company has completed the sale of all Fund I assets.  Parkway received approximately $14.2 million in net proceeds for the completed sales of the Fund I assets, and the proceeds were used to reduce amounts outstanding under the Company's credit facilities.  Upon sale, the buyer assumed a total of $292.0 million in mortgage loans, of which $82.4 million was Parkway's share.

Parkway Properties Office Fund II, L.P. ("Fund II"), a $750.0 million discretionary fund, was formed on May 14, 2008 and was fully invested at February 10, 2012.  Fund II was structured such that Teacher Retirement System of Texas ("TRST") would be a 70% investor and Parkway a 30% investor in the fund, with an original target capital structure of approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt.  Fund II acquired 12 properties totaling 4.2 million square feet in Atlanta, Charlotte, Phoenix, Jacksonville, Orlando, Tampa and Philadelphia.

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

Financial Condition

Comments are for the balance sheet dated June 30, 2012 compared to the balance sheet dated December 31, 2011.

Office and Parking Properties. In 2012, Parkway continued the execution of its strategy of operating and acquiring office properties as well as liquidating non-core assets that no longer meet the Company's investment criteria or the Company has determined value will be maximized by selling.  During the six months ended June 30, 2012, total assets decreased $35.7 million or 2.2%.

Acquisitions and Improvements.  Parkway's investment in office and parking properties increased $327.2 million net of depreciation to a carrying amount of $1.2 billion at June 30, 2012 and consisted of 38 office and parking properties and excluded properties classified as held for sale.  The primary reason for the increase in office and parking properties relates to the purchase of three office properties.

On January 11, 2012, Fund II purchased The Pointe, a 252,000 square foot office building located in the Westshore submarket of Tampa, Florida.  The gross purchase price for The Pointe was $46.9 million and Parkway's ownership share is 30%.  Parkway's equity contribution of $7.0 million was funded through availability under the Company's senior unsecured revolving credit facility

On February 10, 2012, Fund II purchased Hayden Ferry Lakeside II ("Hayden Ferry II"), a 300,000 square foot Class A+ office building located in the Tempe submarket of Phoenix and directly adjacent to Hayden Ferry Lakeside I ("Hayden Ferry I") purchased by Fund II in the second quarter of 2011.  The gross purchase price was $86.0 million and Parkway's ownership share is 30%.  Parkway's equity contribution of $10.8 million was funded through availability under the Company's senior unsecured revolving credit facility.  This investment in Hayden Ferry II completes the total investment of Fund II.

   On June 6, 2012, Parkway purchased Hearst Tower, a 972,000 square foot office tower located in the central business district in Charlotte, North Carolina.  The gross purchase price was $250.0 million.  The purchase of Hearst Tower was financed with proceeds received from the investment in the Company by TPG  VI Pantera Holdings L.P., ("TPG") combined with borrowings on the Company's credit facility.  For more information on TPG's investment see Note M.

During the six months ending June 30, 2012, the Company capitalized building improvements of $13.9 million and recorded depreciation expense of $23.2 million related to its office and parking properties.

Dispositions.  During the six months ended June 30, 2012, the Company completed a significant portion of its previously disclosed dispositions as part of its strategic objective of becoming a leading owner of high quality office assets in higher growth markets in the Sunbelt.  As previously disclosed, the Company entered into an agreement to sell its interest in 13 office properties totaling 2.7 million square feet owned by Fund I to its existing partner in the fund for a gross sales price of $344.3 million.  As of December 31, 2011, Parkway had completed the sale of 9 of these 13 assets for net proceeds of $11.3 million.  During the six months ended June 30, 2012 and through July 1, 2012, the Company completed the sale of the remaining four Fund I assets totaling 770,000 square feet, for net proceeds to Parkway of $2.9 million.  Upon sale, the buyer assumed a total of $292.0 million in mortgage loans, of which $82.4 million was Parkway's share.

              Additionally, during the six months ended June 30, 2012, the Company completed the sale of 14 of the 15 properties included in its strategic sale of a portfolio of non-core assets, for a gross sales price of $139.5 million and generating net proceeds to Parkway of approximately $88.0 million, with the buyer assuming $41.7 million in mortgage loans upon sale, of which $31.9 million was Parkway's share.  The 14 assets that were sold include five assets in Richmond, four assets in Memphis, and five assets in Jackson.  The remaining non-core asset pending sale is the 111 Capitol Building in Jackson, Mississippi, and is expected to close during the third quarter of 2012, subject to customary closing conditions.

The Company completed the sale of three additional assets during the six months ended June 30, 2012, including the sale of 111 East Wacker, a 1.0 million square foot office property located in Chicago, the Wink building, a 32,000 square foot office property in New Orleans, Louisiana, and Falls Pointe, a 107,000 square foot office property located in Atlanta and owned by Fund II for a gross sales price of $157.4 million.  Parkway received approximately $4.8 million in net proceeds from these sales, which were used to reduce amounts outstanding under the Company's credit facility.  In connection with the sale of 111 East Wacker, the buyer assumed a $147.9 million mortgage loan upon sale.

Mortgage Loans.  In connection with the previous sale of One Park Ten, the Company had seller-financed a $1.5 million note receivable that bore interest at 7.3% per annum on an interest-only basis through maturity in June 2012.  On April 2, 2012, the borrower prepaid the note receivable and all accrued interest in full.

On April 10, 2012, the Company transferred its rights, title and interest in the B participation piece (the "B piece") of a first mortgage secured by an 844,000 square foot office building in Dallas, Texas known as 2100 Ross.  The B piece was purchased at an original cost of $6.9 million in November 2007.  The B piece was originated by Wachovia Bank, N.A., a Wells Fargo Company, and had a face value of $10.0 million, a stated coupon rate of 6.1% and a scheduled maturity in May 2012.  During 2011, the Company recorded a non-cash impairment loss on the mortgage loan in the amount of $9.2 million, thereby reducing its investment in the mortgage loan to zero.  Under the terms of the transfer, the Company is entitled to certain payments if the transferee is successful in obtaining ownership of 2100 Ross or if the transferee is successful in obtaining payment on the amount due on the note receivable.  In the event that the transferee is unsuccessful in obtaining value from the note receivable, the Company would not be entitled to any payment.

Intangible Assets, Net. For the six months ended June 30, 2012, intangible assets net of related amortization increased $24.9 million or 26.1% and was primarily due to the purchase of three office properties.

Cash and Cash Equivalents.  Cash and cash equivalents decreased $41.9 million or 55.8% during the six months ended June 30, 2012 and is primarily due to equity contributions from Fund II limited partners received during 2011 for the purchase of office properties which closed during the first quarter of 2012.  Parkway's proportionate share of cash and cash equivalents at June 30, 2012 and December 31, 2011 was $12.7 million and $25.8 million, respectively.

Assets Held for Sale and Liabilities Related to Assets Held for Sale.  For the six months ended June 30, 2012, assets held for sale decreased $345.6 million or 90.3% and liabilities related to assets held for sale decreased $254.5 million or 89.1%.  For a complete discussion of assets and related to liabilities held for sale, please reference "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Discontinued Operations."

Notes Payable to Banks. Notes payable to banks decreased $21.1 million or 15.9% during the six months ended June 30, 2012.  At June 30, 2012, notes payable to banks totaled $111.3 million and the net decrease is attributable to payments on the senior unsecured revolving credit facility from proceeds received from the sale of office properties, proceeds received from the issuance of common stock and Series E Cumulative Convertible preferred stock, offset by borrowings to fund the Company's proportionate share of three office property purchases.

On March 30, 2012, the Company entered into an Amended and Restated Credit Agreement with a consortium of eight banks for its $190 million senior unsecured revolving credit facility.  Additionally, the Company amended its $10 million working capital revolving credit facility under substantially the same terms and conditions, with the combined size of the facilities remaining at $200 million (collectively, the "New Facilities").  The New Facilities provide for modifications to the existing facilities by, among other things, extending the maturity date from January 31, 2014 to March 29, 2016, with an additional one-year extension option with the payment of a fee, increasing the size of the accordion feature from $50 million to as much as $160 million, lowering applicable interest rate spreads and unused fees, and modifying certain other terms and financial covenants.  The interest rate on the New Facilities is based on LIBOR plus 160 to 235 basis points, depending on overall Company leverage (with the current rate set at 210 basis points).  Additionally, the Company pays fees on the unused portion of the New Facilities ranging between 25 and 35 basis points based  upon usage of the aggregate commitment (with the current rate set at 35 basis points).  Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as Joint Lead Arrangers and Joint Book Runners on the senior facility.  In addition, Wells Fargo Bank, N.A. acted as Administrative Agent and Bank of America, N.A. acted as Syndication Agent.  KeyBank, N.A., PNC Bank, N.A. and Royal Bank of Canada all acted as Documentation Agents.  Other participating lenders include JPMorgan Chase Bank, Trustmark National Bank, and Seaside National Bank and Trust.  The working capital revolving credit facility was provided solely by PNC Bank, N.A.

Mortgage Notes Payable. During the six months ended June 30, 2012, mortgage notes payable increased $53.6 million or 10.8% and is due to the placement of non-recourse mortgage loans on two Fund II properties totaling $73.5 million, offset by the payoff of one mortgage loan in the amount of $16.3 million and scheduled principal payments of $4.0 million.

On January 11, 2012, in connection with the purchase of The Pointe in Tampa, Florida, Fund II obtained a $23.5 million non-recourse first mortgage loan, which matures in February 2019.  The mortgage has a fixed rate of 4.0% and is interest only for the first 42 months of the term.

On February 10, 2012, Fund II obtained a $50.0 million non-recourse mortgage loan, of which $15.0 million is Parkway's shares, secured by Hayden Ferry II, a 300,000 square foot office property located in the Tempe submarket of Phoenix, Arizona.  The mortgage loan matures in July 2018 and bears interest at LIBOR plus the applicable spread which ranges from 250 to 350 basis points over the term of the loan.  In connection with this mortgage, Fund II entered into an interest rate swap that fixes LIBOR at 1.5% through January 25, 2018, which equates to a total interest rate ranging from 4.0% to 5.0%.  The mortgage loan is cross-collateralized, cross-defaulted, and coterminous with the mortgage loan secured by Hayden Ferry I.

On March 9, 2012, the Company repaid a $16.3 million non-recourse mortgage loan secured by Bank of America Plaza, a 337,000 square foot office property in Nashville, Tennessee.  The mortgage loan had a fixed rate of 7.1% and was scheduled to mature in May 2012.  The Company repaid the mortgage loan using available proceeds under the senior unsecured revolving credit facilities.

The Company expects to continue seeking primarily fixed-rate, non-recourse mortgage financing with maturities from five to ten years typically amortizing over 25 to 30 years on select office building investments as additional capital is needed.  The Company monitors a number of leverage and other financial metrics defined in the loan agreements for the Company's senior unsecured revolving credit facility and working capital unsecured credit facility, which include but are not limited to the Company's total debt to total asset value.  In addition, the
Company monitors interest, fixed charge and modified fixed charge coverage ratios as well the net debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") multiple.  The interest coverage ratio is computed by comparing the cash interest accrued to EBITDA.  The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA.  The modified fixed charge coverage ratio is computed by comparing cash interest accrued and preferred dividends paid to EBITDA.  The net debt to EBITDA multiple is computed by comparing Parkway's share of net debt to EBITDA computed for a trailing 12-month period and adjusted pro forma for any completed investment activity. Management believes all of the leverage and other financial metrics it monitors, including those discussed above, provides useful information on total debt levels as well as the Company's ability to cover interest, principal and/or preferred dividend payments.  The Company currently targets a net debt to EBITDA multiple of 5.5 to 6.5 times.

Accounts Payable and Other Liabilities. For the six months ended June 30, 2012, accounts payable and other liabilities decreased $9.5 million or 10.5% and is primarily due to the decrease in contingent consideration related to the Eola purchase for which 1.8 million operating partnership units ("OP units") were issued during the first quarter of 2012 offset by an increase in property tax payable and prepaid rents.

On December 30, 2011, Parkway and the former Eola principals amended certain post-closing provisions of the contribution agreement to provide, among other things, that if the Management Company achieved annual revenues in excess of the original 2011 target, all OP Units subject to the 2011 earn-out, the 2012 earn-out and the earn-up will be deemed earned and paid when the 2011 earn-out payment is made.  Based on the Management Company revenue for 2011, the target was achieved and all 1.8 million OP Units were earned and issued to Eola's principals on February 28, 2012.

Shelf Registration Statement.  The Company has a universal shelf registration statement on Form S-3 (No. 333-178001) that was declared effective by the Securities and Exchange Commission on December 5, 2011.  The Company may offer an indeterminate number or amount, as the case may be, of (i) shares of common stock, par value $0.001 per share; (ii) shares of preferred stock, par value $0.001 per share; and (iii) warrants to purchase preferred stock or common stock, all of which may be issued from time to time on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended, at an aggregate public offering price not to exceed $500 million.  As of June 30, 2012, the Company had $500 million of securities available for issuance under the registration statement.

The Company also has a registration statement on Form S-3 (No. 333-178003) that was declared effective by the Securities and Exchange Commission on February 28, 2012.  The Company may issue up to 1.8 million shares of common stock, par value $0.001 per share, to certain holders of common units of limited partnership interests in Parkway Properties LP ("PPLP"), a Delaware limited partnership.  The Company's indirect, controlled subsidiary is the general partner of PPLP.  Pursuant to the Partnership Agreement for PPLP, the Company may elect to deliver shares to common unit holders who wish to have their common units redeemed.  As of June 30, 2012, the Company had 307,000 shares of common stock available for issuance under the registration statement.

TPG Securities Purchase Agreement.  On May 3, 2012, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement"), by and among the Company and TPG.  Pursuant to the terms of the Purchase Agreement, on June 5, 2012, the Company issued to TPG 4.3 million shares, or approximately $48.4 million, of common stock and approximately 13.5 million shares, with an initial liquidation value of $151.6 million, of newly-created, non-voting Series E Cumulative Redeemable Convertible Preferred Stock (the "Series E preferred Stock").  Parkway incurred approximately $13.9 million in transaction costs as it related to the issuance of equity and these were recorded as a reduction to proceeds received.  On June 27, 2012, the Company issued an additional 6,666 shares of Series E Preferred Stock to TPG in lieu of director's fees. During the second quarter of 2012, the Company paid approximately $323,000 and $1.0 million in dividends on common stock and Series E Preferred Stock, respectively, to TPG.

At a special meeting of stockholders held on July 31, 2012, the stockholders approved, among other things, the right to convert, at the option of the Company or the holders, shares of the Series E Preferred Stock into shares of the Company's common stock.  On August 1, 2012, the Company delivered a conversion notice to TPG and all shares of Series E Preferred Stock were converted into common stock on a one-for-one basis.

The reconciliation of net income (loss) for Parkway Properties, Inc. to EBITDA and the computation of the Company's proportionate share of interest, fixed charge and modified fixed charge coverage ratios, as well as the net debt to EBITDA multiple is as follows for the six months ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended
	June 30
	2012	2011
	(Unaudited)
Net income (loss) for Parkway Properties, Inc.	$7,478	$(16,824)
Adjustments to net income (loss) for Parkway Properties, Inc.:
Interest expense	19,067	29,070
Amortization of financing costs	1,029	1,007
Non-cash adjustment for interest rate swap - discontinued operations	(215)	-
(Gain) loss on early extinguishment of debt	1,025	(302)
Acquisition costs (Parkway's share)	758	15,089
Depreciation and amortization	38,105	52,016
Amortization of share-based compensation	204	888
Gain on sale of real estate (Parkway's share)	(4,934)	(4,292)
Non-cash impairment loss on real estate - discontinued operations	-	1,700
Change in fair value of contingent consideration	216	-
Tax expense	150	224
EBITDA adjustments - unconsolidated joint ventures	58	232
EBITDA adjustments - noncontrolling interest in real estate partnerships	(24,469)	(22,450)
EBITDA (1)	$38,472	$56,358

Interest coverage ratio:
EBITDA	$38,472	$56,358
Interest expense:
Interest expense	$19,067	$29,070
Interest expense - unconsolidated joint ventures	21	72
Interest expense - noncontrolling interest in real estate partnerships	(7,847)	(8,498)
Total interest expense	$11,241	$20,644
Interest coverage ratio	3.42	2.73

Fixed charge coverage ratio:
EBITDA	$38,472	$56,358
Fixed charges:
Interest expense	$11,241	$20,644
Preferred dividends	6,432	4,631
Principal payments (excluding early extinguishment of debt)	3,981	6,687
Principal payments - unconsolidated joint ventures	6	17
Principal payments - noncontrolling interest in real estate partnerships	(1,107)	(1,233)
Total fixed charges	$20,553	$30,746
Fixed charge coverage ratio	1.87	1.83

Modified fixed charge coverage ratio:
EBITDA	$38,472	$56,358
Modified fixed charges:
Interest expense	$11,241	$20,644
Preferred dividends	6,432	4,631
Total modified fixed charges	$17,673	$25,275
Modified fixed charge coverage ratio	2.18	2.23

Net Debt to EBITDA multiple:
EBITDA - trailing 12 months (2)	$81,297	$117,081
Parkway's share of total debt:
Mortgage notes payable	$551,564	$959,539
Mortgage notes payable - held for sale	29,597	-
Notes payable to banks	111,267	166,217
Adjustments for unconsolidated joint ventures	-	2,457
Adjustments for non-controlling interest in real estate partnerships	(295,740)	(418,949)
Parkway's share of total debt	396,688	709,264
Less: Parkway's share of cash	(12,669)	(13,888)
Parkway's share of net debt	$384,019	$695,376
Net Debt to EBITDA multiple	4.7	5.9

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

Parkway views EBITDA primarily as a liquidity measure and, as such, the GAAP financial measure most directly comparable to it is cash flows provided by operating activities.  Because EBITDA is not a measure of financial performance calculated in accordance with GAAP, it should not be considered in isolation or as a substitute for operating income, net income, or cash flows provided by operating, investing and financing activities prepared in accordance with GAAP.  The following table reconciles EBITDA to cash flows provided by operating activities for the six months ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended
	June 30
	2012	2011
	(Unaudited)
Cash flows provided by operating activities	$32,320	$10,407
Amortization of (above) below market leases	(2,285)	344
Amortization of mortgage loan discount	-	400
Interest rate swap adjustment	(215)	-
Operating distributions from unconsolidated joint ventures	-	(507)
Interest expense	19,067	29,070
(Gain) loss on early extinguishment of debt	1,025	(302)
Acquisition costs	758	15,089
Tax expense - current	628	224
Change in deferred leasing costs	4,710	8,487
Change in receivables and other assets	(1,087)	8,947
Change in accounts payable and other liabilities	3,267	(228)
Adjustments for noncontrolling interests	(19,753)	(15,884)
Adjustments for unconsolidated joint ventures	37	311
EBITDA	$38,472	$56,358

Equity. Total equity increased $51.7 million or 8.2% during the six months ended June 30, 2012, as a result of the following (in thousands):

Increase
(Decrease)
(Unaudited)
Net income attributable to Parkway Properties, Inc.	$7,478
Net income attributable to noncontrolling interests	(877)
Net income	6,601
Change in market value of interest rate swaps	(3,220)
Comprehensive income	3,381
Common stock dividends declared	(3,676)
Preferred stock dividends declared	(6,432)
Share-based compensation	204
Shares issued in lieu of Director's fees	263
Issuance of Common Stock	44,995
Shares withheld to satisfy tax withholding obligation on vesting of restricted stock	(113)
Net shares distributed from deferred compensation plan	34
Issuance of 1.8 million operating partnership units	18,216
Sale of noncontrolling interest in Parkway Properties Office Fund, L.P.	(8,045)
Contribution of capital by noncontrolling interest	3,447
Distribution of capital to noncontrolling interest	(615)
$51,659

Results of Operations

Comments are for the three months and six months ended June 30, 2012, compared to the three months and six months ended June 30, 2011.

Net loss attributable to common stockholders for the three  months ended June 30, 2012 and 2011, was $948,000 and $14.7 million, respectively.  Net income attributable to common stockholders for the six months ended June 30, 2012, was $1.0 million as compared to net loss attributable to common stockholders of $21.5 million for six months ended June 30, 2011.  The increase in net income attributable to common stockholders for the six months ended June 30, 2012 compared to the same period for 2011 in the amount of $22.5 million is primarily attributable to Parkway's proportionate share of net operating income from Fund II purchases which closed during the second quarter of 2011 and first quarter of 2012 and the purchase of Hearst Tower in second quarter of 2012, gains on sale of real estate from discontinued operations recognized during 2012, and acquisition costs recognized in 2011.  Other variances for income and expense items that comprise net income (loss) attributable to common stockholders are discussed in detail below.

Office and Parking Properties. The analysis below includes changes attributable to same-store properties and acquisitions of office properties.  Same-store properties are consolidated properties that the Company owned for the current and prior year reporting periods, excluding properties classified as discontinued operations.  At June 30, 2012, same-store properties consisted of 29 properties comprising 6.0 million square feet.

The following table represents revenue from office and parking properties for the three months and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30				Six Months Ended June 30
			Increase	%			Increase	%
	2012	2011	(Decrease)	Change	2012	2011	(Decrease)	Change
Revenue from office and parking properties:
Same-store properties	$30,055	$28,455	$1,600	5.6%	$54,051	$52,948	$1,103	2.1%
Properties acquired	20,049	7,059	12,990	*N/M	41,908	10,373	31,535	*N/M
Total revenue from office and parking properties	$50,104	$35,514	$14,590	41.1%	$95,959	$63,321	$32,638	51.5%
*N/M-Not Meaningful

Revenue from office and parking properties for same-store properties increased $1.1 million or 2.1% for the six months ended June 30, 2012.  The primary reason for the increase is due to an increase in same store occupancy during the six months ended June 30, 2012, compared to the same period of 2011 of approximately 130 basis points.

The following table represents property operating expenses for the three months and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30				Six Months Ended June 30
			Increase	%			Increase	%
	2012	2011	(Decrease)	Change	2012	2011	(Decrease)	Change
Expense from office and parking properties:
Same-store properties	$11,517	$11,566	$(49)	-0.4%	$21,328	$21,842	$(514)	-2.4%
Properties acquired	8,140	2,630	5,510	*N/M	16,648	3,351	13,297	*N/M
Total expense from office and parking properties	$19,657	$14,196	$5,461	38.5%	$37,976	$25,193	$12,783	50.7%
*N/M-Not Meaningful

Property operating expenses for same-store properties decreased $514,000 or 2.4% for the six months ended June 30, 2012, compared to the same period of 2011.  The primary reason for the decrease is due to a decrease in utilities, personnel costs and bad debt expense.

Depreciation and amortization expense attributable to office and parking properties increased $7.5 million and $16.4 million for the three months and six months ended June 30, 2012, compared to the same period for 2011, respectively.  The primary reason for the increase is due to the purchase of eight office properties and an additional interest in one property during 2011 and three office properties during 2012.

Management Company Income and Expenses.  Management company income increased $1.4 million and $6.5 million for the three months and six months ended June 30, 2012 compared to the same period of 2011, respectively.  Management company expenses increased $1.1 million and $4.8 million for the three months and six months ended June 30, 2012 compared to the same period of 2011, respectively.  The increases are primarily a result of the purchase of the Eola Management Company in May 2011.

Acquisition Costs.  During the three months ended June 30, 2012, the Company incurred $506,000 in acquisition costs compared to $14.4 million for the same period in 2011, respectively.  During the six months ended June 30, 2012, the Company incurred $1.3 million in acquisition costs compared to $16.7 million for the same period in 2011, respectively.   The primary reason for the decrease is due to costs associated with the Eola combination and purchase of eight Fund II office properties that closed during the first half of 2011, compared with the purchase of two Fund II office properties and one wholly-owned office property that closed during the six months ended June 30, 2012.  Parkway's proportionate share of acquisition costs for the three months ended June 30, 2012 and 2011 was $510,000 and $13.4 million, respectively.  Parkway's proportionate share of acquisition costs for the six months ended June 30, 2012 and 2011 was $758,000 and $15.1 million, respectively.

Share-Based Compensation Expense. Compensation expense related to restricted shares and deferred incentive share units of $204,000 and $888,000 was recognized for the six months ended June 30, 2012 and 2011, respectively.  Total compensation expense related to nonvested awards not yet recognized was $1.8 million at June 30, 2012.  The weighted average period over which the expense is expected to be recognized is approximately 1.9 years.

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

Interest Expense. Interest expense from continuing operations, including amortization of deferred financing costs, increased $867,000 or 11.3% and $3.7 million or 26.3% for the three months and six months ended June 30, 2012, compared to the same period of 2011,  and is comprised of the following (in thousands):

	Three Months Ended June 30				Six Months Ended June 30
			Increase	%			Increase	%
	2012	2011	(Decrease)	Change	2012	2011	(Decrease)	Change
Interest expense:
Mortgage interest expense	$7,635	$5,890	$1,745	29.6%	$15,225	$10,118	$5,107	50.5%
Credit facility interest expense	436	1,382	(946)	-68.5%	1,410	3,234	(1,824)	-56.4%
Loss on early extinguishment of debt	-	-	-	*N/M	190	-	190	*N/M
Mortgage loan cost amortization	174	104	70	67.3%	341	178	163	91.6%
Credit facility cost amortization	291	293	(2)	-0.7%	614	547	67	12.3%
Total interest expense	$8,536	$7,669	$867	11.3%	$17,780	$14,077	$3,703	26.3%
*N/M-not meaningful

Mortgage interest expense increased $1.7 million and $5.1 million for the three months and six months ended June 30, 2012 compared to the same period for 2011, and is primarily due to new loans obtained or assumed during 2011 and 2012.

Credit facility interest expense decreased $946,000 and $1.8 million for the three months and six months ended June 30, 2012 compared to the same period of 2011.  The decrease is due to a decrease in year to date average borrowings of $55.0 million due to the net proceeds from office property sales in 2011 and 2012 and proceeds received for the issuance of stock, which were used to pay down amounts outstanding under the credit facilities, offset by borrowings to fund the Company's equity investments in office properties purchased by Fund II during 2011 and 2012, as well as the purchase of Hearst Tower in 2012.

Discontinued Operations.  Discontinued operations is comprised of the following for the three months and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Statement of Operations:
Revenues
Income from office and parking properties	$2,693	$36,257	$12,060	$75,755
	2,693	36,257	12,060	75,755

Expenses
Office and parking properties:
Operating expense	1,608	16,042	5,477	34,168
Management company expense	86	52	238	126
Interest expense	1,587	7,418	3,378	15,770
Non-cash adjustment for interest rate swap	(77)	-	(215)	-
Depreciation and amortization	153	15,130	593	30,982
Impairment loss	-	1,700	-	1,700
	3,357	40,342	9,471	82,746

Income (loss) from discontinued operations	(664)	(4,085)	2,589	(6,991)
Gain on sale of real estate from discontinued operations	3,197	4,292	8,772	4,292
Total discontinued operations per Statement of Operations	2,533	207	11,361	(2,699)
Net (income) loss attributable to noncontrolling interest from discontinued operations	(320)	1,754	(3,675)	3,530
Total discontinued operations-Parkway's share	$2,213	$1,961	$7,686	$831

All current and prior period income from the following office property dispositions is included in discontinued operations for the three months and six months ended June 30, 2012 (in thousands):

Office Property	Location	Square Feet	Date of Sale	Net Sales Price	Net Book Value of Real Estate	Gain (Loss) on Sale
233 North Michigan	Chicago, IL	1,070	05/11/2011	$156,546	$152,254	$4,292
Greenbrier I & II	Hampton Roads, VA	172	07/19/2011	16,275	15,070	1,205
Glen Forest	Richmond, VA	81	08/16/2011	8,950	7,880	1,070
Tower at Gervais	Columbia, SC	298	09/08/2011	18,421	18,421	-
Wells Fargo	Houston, TX	134	12/09/2011	-	-	-
Fund I Assets	Various	1,956	12/31/2011	256,823	250,699	11,258
2011 Dispositions (2)		3,711		$457,015	$444,324	$17,825

Falls Pointe	Atlanta, GA	107	01/06/2012	$5,824	$4,467	$1,357
111 East Wacker	Chicago, IL	1,013	01/09/2012	153,240	153,237	3
Renaissance Center - Fund I	Memphis, TN	189	03/01/2012	27,661	24,629	3,032
Overlook II - Fund I	Atlanta, GA	260	04/30/2012	29,467	28,689	778
Wink Building	New Orleans, LA	32	06/08/2012	705	803	(98)
Non-Core Assets	Various	1,745	Various	118,755	115,055	3,700
2012 Dispositions (3)		3,346		$335,652	$326,880	$8,772

Office Property	Location	Square Feet	Date of Sale	Gross Sales Price
Properties Held for Sale and Expected to Close During Third Quarter 2012 (1)
Fund I Assets	Atlanta, GA	321	07/01/2012	$29,850
111 Capitol Building (4)	Jackson, MS	187		-
Total Properties Held for Sale		508		$29,850

(1) Gains on assets held for sale are expected to be finalized upon sale and reflected in 3Q2012 financial statements.
(2) Total gain on the sale of real estate in discontinued operations recognized for the year ended December 31, 2011 was $17.8 million, of which $9.8 million was Parkway's proportionate share.
(3) Total gain on the sale of real estate in discontinued operations recognized during the six months ended June 30, 2012 was $8.8 million, of which $4.9 million was Parkway's proportionate share.
(4) During the six months ended June 30, 2012, the Company sold 14 of 15 non-core assets.  The 14 assets sold include five assets in Richmond, four assets in Memphis and five assets in Jackson.  The remaining asset that have not yet closed is 111 Capitol Building, in Jackson, Mississippi.  The 111 Capitol Building is currently under contract to sell and is expected to close during the third quarter of 2012, subject to customary closing conditions.

During the six months ended June 30, 2012, the Company completed a significant portion of its previously disclosed dispositions as part of its strategic objective of becoming a leading owner of high quality office assets in higher growth markets in the Sunbelt.  As previously disclosed, the Company entered into an agreement to sell its interest in 13 office properties totaling 2.7 million square feet owned by Parkway Properties Office Fund, L.P. ("Fund I") to its existing partner in the fund for a gross sales price of $344.3 million.  As of December 31, 2011, Parkway had completed the sale of 9 of these 13 assets.  During the six months ended June 30, 2012, the Company completed the sale of two Fund I assets totaling 449,000 square feet.  On July 1, the Company sold the remaining two Fund I assets totaling 331,000 square feet.  Accordingly, income from all Fund I properties has been classified as discontinued operations for all current and prior periods.  These Fund I assets had a total of $292.0 million in mortgage loans, of which $82.4 million was Parkway's share, with a weighted average interest rate of 5.6% that were assumed by the buyer upon closing.  Parkway received net proceeds from the sales of the Fund I assets of $14.2 million, which were used to reduce amounts outstanding under the Company's credit facilities.

Additionally, during the six months ended June 30, 2012, the Company completed the sale of 14 of the 15 properties included in its strategic sale of a portfolio of non-core assets, for a gross sales price of $139.5 million and generating net proceeds to Parkway of approximately $88.0 million, with the buyer assuming $41.7 million in mortgage loans upon sale, of which $31.9 million was Parkway's share.  The 14 assets that were sold include five assets in Richmond, four assets in Memphis, and five assets in Jackson.  The remaining non-core asset pending sale is the 111 Capitol Building in Jackson, Mississippi, and is expected to close during the third quarter of 2012, subject to customary closing conditions.  Income from these non-core assets has been classified as discontinued operations for all current and prior periods.

The Company completed the sale of three additional assets during the six months ended June 30, 2012, including the sale of 111 East Wacker, a 1.0 million square foot office property located in Chicago, the Wink building, a 32,000 square foot office property located in New Orleans, Louisiana, and Falls Pointe, a 107,000 square foot office property located in Atlanta and owned by Parkway Properties Office Fund II, L.P. ("Fund II") for a gross sales price of $157.4 million.  Parkway received approximately $4.8 million in net proceeds from these sales, which were used to reduce amounts outstanding under the Company's credit facility.  In connection with the sale of 111 East Wacker, the buyer assumed a $147.9  million mortgage loan upon sale.  Income from 111 East Wacker, the Wink building and Falls Pointe has been classified as discontinued operations for all current and prior periods.

At June 30, 2012, assets and liabilities related to assets held for sale represented three properties totaling 508,000 square feet.  On July 1, 2012, two properties totaling 321,000 square feet were sold.  The major classes of assets and liabilities classified as held for sale at June 30, 2012 are as follows (in thousands):

June 30 2012
Balance Sheet:
Investment property	$36,261
Accumulated depreciation	(4,530)
Office property held for sale	31,731
Rents receivable and other assets	5,300
Intangible assets, net	171
Other assets held for sale	5,471
Total assets held for sale	$37,202

Mortgage notes payable	$29,597
Accounts payable and other liabilities	1,487
Total liabilities related to assets held for sale	$31,084

Income Taxes.  The analysis below includes changes attributable to current income tax expenses and deferred income tax benefit for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30				Six Months Ended June 30
			(Increase)%				(Increase)%
	2012	2011	Decrease	Change	2012	2011	Decrease	Change
Income tax (expense) benefit
Income tax expense-current	$(222)	$(224)	$2	-0.9%	$(628)	$(224)	$(404)	180.4%
Income tax benefit-deferred	233	-	233	N/M*	478	-	478	N/M*
Total income tax (expense) benefit	$11	$(224)	$235	-104.9%	$(150)	$(224)	$74	-33.0%
*N/M - not meaningful

Current income tax expense increased $404,000 for the six months ended June 30, 2012, compared to the same period of 2011.  The increase for the six months ended June 30, 2012, is primarily attributable to an increase in revenue for the period from the Company's taxable REIT subsidiary, which was purchased in May 2011.  Deferred income tax benefit increased $233,000 and $478,000 for the three months and six months ended June 30, 2012, respectively.  The increase is primarily attributable to the change in deferred tax liability recorded as part of the purchase price allocation associated with the Eola Management Company.  At June 30, 2012, the deferred tax liability totaled $13.9 million.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS", which changes the wording used to describe the requirements in U.S. GAAP for measuring fair value, changes certain fair value measurement principles and enhances disclosure requirements for fair value measurements.  The FASB does not intend for ASU 2011-04 to result in a change in the application of the requirements in ASC 820.  The requirements of ASU 2011-04 are effective prospectively for interim and annual periods beginning after December 15, 2011.  At March 31, 2012, the Company had implemented ASU 2011-04.

In June 2011, the FASB issued ASU 2011-05, "Comprehensive Income", which modifies reporting requirements for comprehensive income in order to increase the prominence of items reported in other comprehensive income in the financial statements.  ASU 2011-05 requires presentation of either a single continuous statement of comprehensive income or two separate, but consecutive statements in which the first statement presents net income and its components followed by a second statement that presents total other comprehensive income, the components of other comprehensive income, and total comprehensive income.  The requirements of ASU 2011-05 are effective for interim and annual periods beginning after December 15, 2011.  At March 31, 2012, the Company had implemented ASU 2011-05.

Liquidity and Capital Resources

Statement of Cash Flows.  Net cash and cash equivalents were $33.3 million and $33.4 million at June 30, 2012 and 2011, respectively.  Net cash provided by operating activities was $32.3 million and $10.4 million for the six months ended June 30, 2012 and 2011, respectively.  The increase in cash flows from operating activities of $21.9 million is primarily attributable to an increase in property net operating income due to the purchase of Fund II assets during 2011 and 2012, and a decrease in deferred leasing costs and acquisition costs.

Net cash used in investing activities for the six months ended June 30, 2012 and 2011 was $280.2 million and $386.7 million, respectively.  The decrease in net cash used in investing activities of $106.5 million is primarily due to a decrease in investments in real estate in 2012, as well as the Company's purchase of the management company in 2011.

Net cash provided by financing activities was $205.9 million and $390.0 million for the six months ended June 30, 2012 and 2011, respectively.  The decrease in net cash flows provided by financing activities of $184.1 million is primarily attributable to a decrease in bank borrowings, long-term financing and contributions from non-controlling interest partners to purchase office buildings offset by proceeds received from issuance of common stock and Series E cumulative convertible preferred stock in 2012.

Liquidity. The Company plans to continue pursuing the acquisition of additional investments that meet the Company's investment criteria and intends to use operating cash flow, proceeds from the placement of new mortgage loans, proceeds from the refinancing of existing mortgages, proceeds from the sale of assets, proceeds from the sale of portions of owned assets through joint ventures, possible sales of securities, cash balances and the Company's senior unsecured revolving credit facilities to fund those acquisitions.

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

At June 30, 2012, the Company had a total of $111.3 million outstanding under the following credit facilities (in thousands):

		Interest		Outstanding
Credit Facilities	Lender	Rate	Maturity	Balance
$10 Million Unsecured Working Capital Revolving Credit Facility (1)	PNC Bank	1.8%	03/29/16	$1,267
$190.0 Million Unsecured Revolving Credit Facility (1)	Various	1.8%	03/29/16	110,000
		1.8%		$111,267

(1)
The interest rate on the credit facilities is based on LIBOR plus 160 to 235 basis points, depending upon overall Company leverage as defined in the loan agreements for the Company's Credit Facility, with the current rate set at 160 basis points.  Additionally, the Company pays fees on the unused portion of the credit facilities ranging between 25 and 35 basis points based upon usage of the aggregate commitment, with the current rate set at 25 basis points.

On March 30, 2012, the Company entered into an Amended and Restated Credit Agreement with a consortium of eight banks for its $190.0 million senior unsecured revolving credit facility. Additionally, the Company amended its $10.0 million working capital revolving credit facility under substantially the same terms and conditions, with the combined size of the facilities remaining at $200.0 million (collectively, the "New Facilities").  The New Facilities provide for modifications to the existing facilities by, among other things, extending the maturity date from January 31, 2014 to March 29, 2016, with an additional one-year extension option with the payment of a fee, increasing the size of the accordion feature from $50 million to as much as $160 million, lowering applicable interest rate spreads and unused fees, and modifying certain other terms and financial covenants.  The interest rate on the New Facilities is based on LIBOR plus 160 to 235 basis points, depending on overall Company leverage (with the current rate set at 160 basis points).  Additionally, the Company pays fees on the unused portion of the New Facilities ranging between 25 and 35 basis points based  upon usage of the aggregate commitment (with the current rate set at 25 basis points).  Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as Joint Lead Arrangers and Joint Book Runners on the senior facility.  In addition, Wells Fargo Bank, N.A. acted as Administrative Agent and Bank of America, N.A. acted as Syndication Agent.  KeyBank, N.A., PNC Bank, N.A. and Royal Bank of Canada all acted as Documentation Agents.  Other participating lenders include JPMorgan Chase Bank, Trustmark National Bank, and Seaside National Bank and Trust.  The working capital revolving credit facility was provided solely by PNC Bank, N.A.

The Company has entered into interest rate swap agreements.  The Company designated the swaps as cash flow hedges of the variable interest rates on the debt secured by 245 Riverside, Corporate Center Four, Cypress Center, Bank of America Center, Two Ravinia, Hayden Ferry I, and Hayden Ferry II.  These swaps, are considered to be fully effective and changes in the fair value of the swaps are recognized in accumulated other comprehensive loss.

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

On May 31, 2012, in connection with the sale of the Pinnacle at Jackson Place (the "Pinnacle"), the buyer assumed the interest rate swap, which had a notional amount of $23.5 million and fixed the interest rate on a portion of the debt secured by the Pinnacle at 5.8%.

The Company's interest rate hedge contracts at June 30, 2012, and 2011 are summarized as follows (in thousands):

						Fair Value
						Liability
Type of	Balance Sheet	Notional	Maturity		Fixed	June 30
Hedge	Location	Amount	Date	Reference Rate	Rate	2012	2011
Swap	Accounts payable and other liabilities	$23,500	12/01/14	1-month LIBOR	5.8%	$-	$(2,222)
Swap	Accounts payable and other liabilities	$12,088	11/18/15	1-month LIBOR	4.1%	(642)	(225)
Swap	Accounts payable and other liabilities	$33,875	11/18/17	1-month LIBOR	4.7%	(3,359)	(797)
Swap	Accounts payable and other liabilities	$22,000	01/25/18	1-month LIBOR	4.5%	(1,912)	-
Swap	Accounts payable and other liabilities	$49,375	01/25/18	1-month LIBOR	5.0%	(1,344)	-
Swap	Accounts payable and other liabilities	$9,250	09/30/18	1-month LIBOR	5.2%	(1,241)	(420)
Swap	Accounts payable and other liabilities	$22,500	10/08/18	1-month LIBOR	5.4%	(3,204)	(1,209)
Swap	Accounts payable and other liabilities	$22,100	11/18/18	1-month LIBOR	5.0%	(2,654)	(565)
						$(14,356)	$(5,438)

At June 30, 2012, the Company had $581.2 million in mortgage notes payable secured by office properties, of which $29.6 million was classified as liabilities related to assets held for sale, with an average interest rate of 5.5%, and $111.3 million drawn under the Company's Credit Facilities.

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

On February 10, 2012, Fund II obtained a $50.0 million non-recourse mortgage loan, of which $15.0 million is Parkway's share, secured by Hayden Ferry II, a 300,000 square foot office property located in the Tempe submarket of Phoenix, Arizona.  The mortgage loan matures in July 2018 and bears interest at LIBOR plus the applicable spread which ranges from 250 to 350 basis points over the term of the loan.  In connection with this mortgage, Fund II entered into an interest rate swap that fixes LIBOR at 1.5% through January 25, 2018, which equates to a total interest rate ranging from 4.0% to 5.0%.  The mortgage loan is cross-collateralized, cross-defaulted, and coterminous with the mortgage loan secured by Hayden Ferry I.

On March 9, 2012, the Company repaid a $16.3 million non-recourse mortgage loan secured by Bank of America Plaza, a 337,000 square foot office property in Nashville, Tennessee.  The mortgage loan had a fixed interest rate of 7.1% and was scheduled to mature in May 2012.  The Company repaid the mortgage loan using available proceeds under the senior unsecured revolving credit facilities.

On May 31, 2012, in connection with the sale of Pinnacle at Jackson Place and Parking at Jackson Place, for a gross sales price of $29.5 million, the buyer assumed the existing $29.5 million non-recourse mortgage loan secured by the property with a weighted average interest rate of 5.2%.  The buyer also assumed the related $23.5 million interest rate swap which fixed a portion of the debt secured by the Pinnacle at Jackson Place at an interest rate of 5.8%.

During 2012, in conjunction with the sale of the Fund I assets, the buyer assumed $76.7 million of non-recourse first mortgage loans, of which $19.2 million was Parkway's share.

The Company entered into a Securities Purchase Agreement with TPG on May 3, 2012.  See Note M for information regarding this investment.

The Company monitors a number of leverage and other financial metrics, including but not limited to debt to total asset value ratio, as defined in the loan agreements for the Company's credit facility.  In addition, the Company also monitors interest, fixed charge and modified fixed charge coverage ratios, as well as the net debt to EBITDA multiple.  The interest coverage ratio is computed by comparing the cash interest accrued to EBITDA. The interest coverage ratio for the six months ended June 30, 2012 and 2011 was 3.42 and 2.73 times, respectively.  The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA.  The fixed charge coverage ratio for the six months ended June 30, 2012 and 2011 was 1.87 and 1.83 times, respectively.  The modified fixed charge coverage ratio is computed by comparing the cash interest accrued and preferred dividends paid to EBITDA.  The modified fixed charge coverage ratio for the six months ended June 30, 2012 and 2011 was 2.18 and 2.23 times, respectively.  The net debt to EBITDA multiple is computed by comparing Parkway's share of net debt to EBITDA for a trailing 12-month period, as adjusted pro forma for completed investment activities.  The net debt to EBITDA multiple for the six months ended June 30, 2012 and 2011 was 4.7 and 5.9 times, respectively.  Management believes various leverage and other financial metrics it monitors provide useful information on total debt levels as well as the Company's ability to cover interest, principal and/or preferred dividend payments.  The Company seeks to maintain over the long-term a net debt to EBITDA multiple of between 5.5 and 6.5 times.

The table below presents the principal payments due and weighted average interest rates for total mortgage notes payable, which includes $29.6 million in mortgage notes payable classified as liabilities related to assets held for sale, at June 30, 2012 (in thousands).

	Weighted	Total		Recurring
	Average	Mortgage	Balloon	Principal
	Interest Rate	Maturities	Payments	Amortization
Schedule of Mortgage Maturities by Years:
2012*	5.5%	$4,531	$-	$4,531
2013	5.5%	9,495	-	9,495
2014	5.5%	10,680	-	10,680
2015	5.5%	11,673	-	11,673
2016	5.3%	131,919	122,598	9,321
2017	5.1%	116,439	107,907	8,532
Thereafter	5.7%	296,424	285,867	10,557
Total	5.5%	$581,161	$516,372	$64,789
Fair value at 06/30/12		$595,110
*Remaining six months

The Company presently has plans to make recurring capital expenditures to its office properties during 2012 of approximately $17.5 to $18.5 million on a consolidated basis, with the same amount representing Parkway's proportionate share of recurring capital improvements.  During the six months ended June 30, 2012, the Company incurred $9.6 million in recurring capital expenditures on a consolidated basis, with $9.2 million representing Parkway's proportionate share.  These costs include tenant improvements, leasing costs and recurring building improvements. Additionally, the Company presently has plans to make improvements related to upgrades on properties acquired in recent years that were anticipated at the time of purchase in 2012 of approximately $13.0 to $14.0 million on a consolidated basis, with approximately $5.0 to $6.0 million representing Parkway's proportionate share.  During the six months ended June 30, 2012, the Company incurred $9.0 million related to upgrades on properties acquired in recent years that were anticipated at the time of purchase and major renovations that are nonrecurring in nature to office properties, with $3.0 million representing Parkway's proportionate share.  All such improvements were financed by cash flow from the properties, capital expenditure escrow accounts, advances from the Company's senior unsecured revolving credit facility and contributions from joint venture partners.

The Company anticipates that its current cash balance, operating cash flows, contributions from joint venture partners and borrowings (including borrowing availability under the Company's senior unsecured revolving credit facility) will be adequate to pay the Company's (i) operating and administrative expenses, (ii)
debt service and debt maturity obligations, (iii) distributions to stockholders, (iv) capital improvements, and (v) normal repair and maintenance expenses at its properties, both in the short and long term.  In addition, the Company may use proceeds from the sale of assets and the possible sale of equity securities to fund these items.

Contractual Obligations

See information appearing under the caption "Financial Condition - Notes Payable to Banks and Mortgage Notes Payable" in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of changes in long-term debt since December 31, 2011.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are most important to the portrayal of our financial position and results of operations. These policies require our most subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Parkway's most critical accounting policies and estimates include the following: (1) revenue recognition; (2) impairment or disposal of long-lived assets; (3) depreciable lives applied to real estate and improvements to real estate; (4) initial recognition, measurement and allocation of the cost of real estate acquired; and (5) allowance for doubtful accounts, which are described in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Funds From Operations ("FFO")

Management believes that FFO is an appropriate measure of performance for equity REITs and computes this measure in accordance with the National Association of Real Estate Investment Trusts' ("NAREIT") definition of FFO (including any guidance that NAREIT releases with respect to the definition). Funds from operations is defined by NAREIT as net income (computed in accordance with GAAP), reduced by preferred dividends, excluding gains or losses on depreciable real estate and extraordinary items under GAAP, plus depreciation and amortization, and after adjustments to derive the Company's pro rata share of FFO of consolidated and unconsolidated joint ventures.  Further, the Company does not adjust FFO to eliminate the effects of non-recurring charges.  The Company believes that FFO is a meaningful supplemental measure of its operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses.  However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient.  Thus, NAREIT created FFO as a supplemental measure of operating performance for real estate investment trusts that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. The Company believes that the use of FFO, combined with the required GAAP presentations, has been beneficial in improving the understanding of operating results of real estate investment trusts among the investing public and making comparisons of operating results among such companies more meaningful. FFO as reported by Parkway may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition. Funds from operations do not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States and is not an indication of cash available to fund cash needs.  Funds from operations should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

The following table presents a reconciliation of the Company's net income (loss) for Parkway Properties, Inc. to FFO for the six months ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended
	June 30
	2012	2011
Net income (loss) for Parkway Properties, Inc.	$7,478	$(16,824)
Adjustments to derive funds from operations:
Depreciation and amortization	37,534	21,097
Depreciation and amortization - discontinued operations	571	30,919
Noncontrolling interest depreciation and amortization	(16,176)	(13,777)
Noncontrolling interest - unit holders	16	-
Adjustments for unconsolidated joint ventures - discontinued operations	22	160
Preferred dividends	(5,421)	(4,631)
Convertible preferred dividends	(1,011)	-
Gain on sale of real estate (Parkway's Share)	(4,934)	(4,292)
Impairment loss on real estate (Parkway's Share)	-	1,700
Funds from operations attributable to common stockholders (1)	$18,079	$14,352

(1)	Funds from operations attributable to common stockholders for the six months ended June 30, 2012 and 2011 include the following items at Parkway's proportionate ownership share (in thousands):

	Six Months Ended
	June 30
	2012	2011
(Gain) loss on extinguishment of debt	779	$(302)
Acquisition costs	758	(15,089)
Non-recurring lease termination fee income	(1,231)	(3,758)
Change in fair value of contingent consideration	216	-
Non-cash adjustment for interest rate swap	(215)	-
Realignment expenses	1,203	-
Expenses related to litigation	-	44

Inflation

Inflation has not had a significant impact on the Company because of the relatively low inflation rate in the Company's geographic areas of operation.  Additionally, most of the Company's leases require customers to pay their pro rata share of operating expenses above an initial base year, including common area maintenance, real estate taxes, utilities and insurance, thereby reducing the Company's exposure to increases in operating expenses resulting from inflation.  The Company's leases typically have three to seven year terms, which may enable the Company to replace existing leases with new leases at market base rent, which may be higher or lower than the existing lease rate.

Forward-Looking Statements

Certain statements in this Form 10-Q that are not in the present or past tense or discuss the Company's expectations (including the use of the words anticipate, believe, forecast, intends, expects, project, or similar expressions) are forward-looking statements within the meaning of the federal securities laws and as such are based upon the Company's current belief as to the outcome and timing of future events. Examples of forward-looking statements include projected capital resources, projected profitability and portfolio performance, estimates of market rental rates, projected capital improvements, expected sources of financing, expectations as to the timing of closing of acquisitions, dispositions, or other transactions, and descriptions relating to these expectations. There can be no assurance that future developments affecting the Company will be those anticipated by the Company. These forward-looking statements involve risks and uncertainties (some of which are beyond the control of the Company) and are subject to change based upon various factors, including but not limited to the following risks and uncertainties: changes in the real estate industry and in performance of the financial markets; the demand for and market acceptance of the Company's properties for rental purposes; the amount and growth of the Company's expenses; tenant financial difficulties and general economic conditions, including interest rates, as well as economic conditions in those areas where the Company owns properties; risks associated with joint venture partners; the risks associated with the ownership and development of real property; the failure to acquire or sell properties as and when anticipated; termination of property management contracts; the bankruptcy or insolvency of companies for which Parkway provides property management services or the sale of these properties; the outcome of claims and litigation involving or affecting the Company; the ability to satisfy conditions necessary to close pending transactions; and other risks and uncertainties detailed from time to time in the Company's SEC filings. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, the Company's business, financial condition, liquidity, cash flows and results could differ materially from those expressed in the forward-looking statements. Any forward looking statements speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict the occurrence of those matters or the manner in which they may affect us. The Company does not undertake to update forward-looking statements except as may be required by law.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed.  For a full description of risk factors previously disclosed, please refer to Item 1A-Risk Factors, in the 2011 Annual Report on Form 10-K and in Form 10-Q for the quarter ended March 31, 2012.

Item 6.  Exhibits

2.1	Purchase and Sale Agreement dated as of April 30, 2012 by and between 214 North Tryon, LLC and Parkway Properties LP (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed June 11, 2012)*
3.1	Articles of Amendment to the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed August 7, 2012).
3.2	Articles Supplementary Reclassifying 16,000,000 Shares of Common Stock into Series E Convertible Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed June 5, 2012)
10.1	Securities Purchase Agreement, dated as of May 3, 2012, by and between Parkway Properties, Inc. and TPG Pantera Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed May 7, 2012)
10.2	Stockholders Agreement, dated as of June 5, 2012, by and among Parkway Properties, Inc., TPG VI Pantera Holdings, L.P. and TPG VI Management, LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 6, 2012)
10.3	Management Services Agreement, dated June 5, 2012, by and between Parkway Properties, Inc. and TPG Management, LLC (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed June 6, 2012)
10.4	First Amendment to Credit Agreement, dated as of June 4, 2012, by and among the Company, Parkway Properties LP, Wells Fargo Bank, National Association, and the other lenders party thereto (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed June 6, 2012)
10.5	Amendment to Exhibit A dated June 5, 2012 of the Amended and Restated Agreement of Limited Partnership of Parkway Properties LP (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed June 6, 2012)
10.6	Heistand Letter Agreement, dated June 5, 2012, by and between the Company and James R. Heistand (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed June 6, 2012)
31.1          Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2          Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1          Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2          Certification of Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Parkway Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations and comprehensive income, (iii) consolidated statement of changes in equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.**
* The Company has omitted exhibits and similar attachments to the subject agreement pursuant to Item 601(b)(2) of Regulation S-K.  The Company will furnish a copy of any omitted exhibit or similar attachment to the Securities and Exchange Commission upon request.
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

DATE: August 8, 2012

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