Form 10-Q
period 2012-10-25
PARKWAY PROPERTIES INC
filed 2012-11-05
CIK 729237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended September 30, 2012
or
0	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Yes ☐ No ☑

41,191,461 shares of Common Stock, $.001 par value, were outstanding at November 1, 2012.

PARKWAY PROPERTIES, INC.

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

		Page
Part I. Financial Information

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets, September 30, 2012 and December 31, 2011	3

	Consolidated Statements of Operations and Comprehensive Income for the Three Months and
	Nine Months Ended September 30, 2012 and 2011	4

	Consolidated Statement of Changes in Equity for the Nine Months Ended
	September 30, 2012	5

	Consolidated Statements of Cash Flows for the Nine Months Ended
	September 30, 2012 and 2011	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	43

Part II. Other Information

Item 1A.	Risk Factors	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 6.	Exhibits	44

Signatures

Authorized Signatures		45

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
 (In thousands, except share and per share data)

	September 30 2012	December 31 2011
	(Unaudited)
Assets
Real estate related investments:
Office and parking properties	$1,442,759	$1,084,060
Accumulated depreciation	(190,154)	(162,123)
	1,252,605	921,937

Land available for sale	250	250
Mortgage loans	-	1,500
	1,252,855	923,687

Receivables and other assets	109,874	109,427
Intangible assets, net	114,018	95,628
Assets held for sale	7,031	382,789
Management contracts, net	47,010	49,597
Cash and cash equivalents	53,556	75,183
Total assets	$1,584,344	$1,636,311

Liabilities
Notes payable to banks	$125,000	$132,322
Mortgage notes payable	549,429	498,012
Accounts payable and other liabilities	79,868	90,341
Liabilities related to assets held for sale	361	285,599
Total liabilities	754,658	1,006,274

Equity
Parkway Properties, Inc. stockholders' equity:
8.00% Series D Preferred stock, $.001 par value, 5,421,296 shares authorized, issued and outstanding in 2012 and 2011	128,942	128,942
Common stock, $.001 par value, 98,578,704 and 64,578,704 shares authorized in 2012 and 2011, respectively, and 41,191,461 and 21,995,536 shares issued and outstanding in 2012 and 2011, respectively	41	22
Common stock held in trust, at cost, 9,964 and 8,368 shares in 2012 and 2011, respectively	(186)	(220)
Additional paid-in capital	719,031	517,309
Accumulated other comprehensive loss	(4,711)	(3,340)
Accumulated deficit	(278,923)	(271,104)
Total Parkway Properties, Inc. stockholders' equity	564,194	371,609
Noncontrolling interests	265,492	258,428
Total equity	829,686	630,037
Total liabilities and equity	$1,584,344	$1,636,311

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Revenues
Income from office and parking properties	$54,998	$42,245	$149,995	$104,739
Management company income	4,591	6,120	14,996	9,990
Total revenues	59,589	48,365	164,991	114,729

Expenses and other
Property operating expense	21,257	18,471	58,803	43,285
Depreciation and amortization	21,766	17,471	59,046	38,342
Impairment loss on mortgage loan receivable	-	9,235	-	9,235
Change in fair value of contingent consideration	-	(12,000)	216	(12,000)
Management company expenses	4,205	4,242	12,966	8,196
General and administrative	3,749	4,104	11,266	11,569
Acquisition costs	159	25	1,491	16,754
Total expenses and other	51,136	41,548	143,788	115,381

Operating income (loss)	8,453	6,817	21,203	(652)

Other income and expenses
Interest and other income	64	87	205	849
Equity in earnings of unconsolidated joint ventures	-	5	-	101
Gain on sale of real estate	48	743	48	743
Recovery of losses on mortgage loan receivable	500	-	500	-
Interest expense	(8,521)	(8,876)	(26,301)	(22,953)

Income (loss) before income taxes	544	(1,224)	(4,345)	(21,912)

Income tax benefit (expense)	7	174	(143)	(50)

Income (loss) from continuing operations	551	(1,050)	(4,488)	(21,962)
Discontinued operations:
Income (loss) from discontinued operations	(330)	(131,800)	2,538	(138,571)
Gain on sale of real estate from discontinued operations	995	2,275	9,767	6,567
Total discontinued operations	665	(129,525)	12,305	(132,004)

Net income (loss)	1,216	(130,575)	7,817	(153,966)
Net loss attributable to noncontrolling interest – real estate partnerships	896	77,546	1,789	84,112
Net loss attributable to noncontrolling interests – unit holders	17	1	1	2

Net income (loss) for Parkway Properties, Inc.	2,129	(53,028)	9,607	(69,852)
Change in market value of interest rate swaps	(405)	(2,517)	(1,371)	(2,701)
Comprehensive income (loss)	$1,724	$(55,545)	$8,236	$(72,553)

Net income (loss) for Parkway Properties, Inc.	$2,129	$(53,028)	$9,607	$(69,852)
Dividends on preferred stock	(2,711)	(2,710)	(8,132)	(7,341)
Dividends on convertible preferred stock	-	-	(1,011)	-
Net income (loss) attributable to common stockholders	$(582)	$(55,738)	$464	$(77,193)

Net income (loss) per common share attributable to Parkway Properties, Inc.:
Basic and Diluted:
Loss from continuing operations attributable to Parkway Properties, Inc.	$(0.02)	$(0.02)	$(0.28)	$(1.07)
Discontinued operations	-	(2.57)	0.30	(2.52)
Basic and diluted net income (loss) attributable to Parkway Properties, Inc.	$(0.02)	$(2.59)	$0.02	$(3.59)

Weighted average shares outstanding:
Basic	36,487	21,502	27,199	21,489
Diluted	36,487	21,502	27,199	21,489

Amounts attributable to Parkway Properties, Inc. common stockholders:
Loss from continuing operations attributable to Parkway Properties, Inc.	$(702)	$(523)	$(7,622)	$(23,029)
Discontinued operations	120	(55,215)	8,086	(54,164)
Net income (loss) attributable to common stockholders	$(582)	$(55,738)	$464	$(77,193)
See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share and per share data)
(Unaudited)

	Parkway Properties, Inc. Stockholders
	Preferred Stock	Common Stock	Common Stock Held in Trust	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	$128,942	$22	$(220)	$517,309	$(3,340)	$(271,104)	$258,428	$630,037

Net income (loss)	-	-	-	-	-	9,607	(1,790)	7,817
Change in fair value of interest rate swaps	-	-	-	-	(1,371)	-	(2,843)	(4,214)
Common dividends declared-$0.2625 per share	-	-	-	-	-	(8,283)	-	(8,283)
Preferred dividends declared-$1.50 per share	-	-	-	-	-	(8,132)	-	(8,132)
Convertible preferred dividends declared-$0.075 per share	-	-	-	-	-	(1,011)	-	(1,011)
Share-based compensation	-	-	-	371	-	-	-	371
26,047 shares issued in lieu of Director's fees	-	-	-	263	-	-	-	263
12,864 shares issued pursuant to the TPG Management Services Agreement	-	-	-	150	-	-	-	150
Issuance of 4.3 million shares of common stock	-	4	-	44,841	-	-	-	44,845
Conversion of 13,484,444 convertible preferred shares to common stock	-	13	-	141,160	-	-	-	141,173
12,169 shares withheld to satisfy withholding obligation in connection with the vesting of restricted stock	-	-	-	(173)	-	-	-	(173)
Contribution of 3,721 shares of common stock to deferred compensation plan	-	-	(38)	-	-	-	-	(38)
Distribution of 2,125 shares of common stock from deferred compensation plan	-	-	72	-	-	-	-	72
Issuance of 1.8 million operating partnership units	-	-	-	-	-	-	18,216	18,216
Issuance of 1,493,297 shares of common stock upon redemption of operating partnership units	-	2	-	15,110	-	-	(15,112)	-
Contribution of capital by noncontrolling interest	-	-	-	-	-	-	17,447	17,447
Distribution of capital to noncontrolling interest	-	-	-	-	-	-	(675)	(675)
Sale of noncontrolling interest in Parkway Properties Office Fund, L.P.	-	-	-	-	-	-	(8,179)	(8,179)
Balance at September 30, 2012	$128,942	$41	$(186)	$719,031	$(4,711)	$(278,923)	$265,492	$829,686

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30
	2012	2011
	(Unaudited)
Operating activities
Net income (loss)	$7,817	$(153,966)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	59,046	38,342
Depreciation and amortization – discontinued operations	926	45,964
Amortization of above market leases	3,837	1,743
Amortization of below market leases – discontinued operations	(38)	(1,349)
Amortization of loan costs	1,384	1,573
Amortization of loan costs – discontinued operations	74	(400)
Share-based compensation expense	371	1,389
Deferred income tax benefit	(717)	(364)
Operating distributions from unconsolidated joint ventures	-	507
Gain on sale of real estate investments and recovery of mortgage loan receivable	(10,314)	(7,310)
Non-cash impairment loss on real estate-discontinued operations	-	128,707
Non-cash impairment loss on mortgage loan receivable	-	9,235
Equity in earnings of unconsolidated joint ventures	-	(101)
Equity in loss of unconsolidated joint ventures-discontinued operations	19	36
Change in fair value of contingent consideration	216	(12,000)
Increase in deferred leasing costs	(7,103)	(11,434)
Changes in operating assets and liabilities:
Change in receivables and other assets	2,224	(20,990)
Change in accounts payable and other liabilities	(6,187)	5,445

Net cash provided by operating activities	51,555	25,027

Investing activities
Proceeds received from mortgage loan receivable	2,000	-
Distributions from unconsolidated joint ventures	120	3,201
Investment in real estate	(396,893)	(488,279)
Investment in other assets	-	(3,500)
Investment in management company	-	(32,400)
Proceeds from sale of real estate	117,637	200,193
Improvements to real estate	(19,288)	(29,120)

Net cash used in investing activities	(296,424)	(349,905)

Financing activities
Principal payments on mortgage notes payable	(22,390)	(103,792)
Proceeds from mortgage notes payable	73,500	222,013
Proceeds from bank borrowings	277,380	241,822
Payments on bank borrowings	(284,702)	(238,809)
Debt financing costs	(3,126)	(4,828)
Purchase of Company stock	(172)	(336)
Dividends paid on common stock	(8,335)	(4,884)
Dividends paid on convertible preferred stock	(1,011)	-
Dividends paid on preferred stock	(10,843)	(6,818)
Contributions from noncontrolling interest partners	17,447	251,168
Distributions to noncontrolling interest partners	(675)	(43,520)
Proceeds from stock offerings, net of transaction costs	186,169	26,143

Net cash provided by financing activities	223,242	338,159

Change in cash and cash equivalents	(21,627)	13,281

Cash and cash equivalents at beginning of period	75,183	19,670

Cash and cash equivalents at end of period	$53,556	$32,951

See notes to consolidated financial statements.

Parkway Properties, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2012

Note A – Basis of Presentation

The consolidated financial statements include the accounts of Parkway Properties, Inc. ("Parkway" or "the Company"), its wholly owned subsidiaries and joint ventures in which the Company has a controlling interest.  The other partners' equity interests in the consolidated joint ventures are reflected as noncontrolling interests in the consolidated financial statements.  Parkway also consolidates subsidiaries where the entity is a variable interest entity ("VIE") and Parkway is the primary beneficiary and has the power to direct the activities of the VIE and has the obligation to absorb losses or the right to receive the benefits from the VIE that could be potentially significant to the VIE.  At September 30, 2012 and December 31, 2011, Parkway did not have any VIEs that required consolidation.  All significant intercompany transactions and accounts have been eliminated in the accompanying financial statements.

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  All such adjustments are of a normal recurring nature.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Operating results for the three months and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.  The financial statements should be read in conjunction with the 2011 annual report and the notes thereto.

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

The computation of diluted EPS is as follows (in thousands, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Numerator:
Basic and diluted net income (loss) attributable to common stockholders	$(582)	$(55,738)	$464	$(77,193)

Basic weighted average shares	36,487	21,502	27,199	21,489
Dilutive weighted average shares	36,487	21,502	27,199	21,489
Diluted net income (loss) per share attributable to Parkway Properties, Inc.	$(0.02)	$(2.59)	$0.02	$(3.59)

The computation of diluted EPS for the three months and nine months ended September 30, 2012 and 2011 did not include the effect of employee stock options, deferred incentive share units, and restricted shares as their inclusion would have been anti-dilutive.

During the nine months ended September 30, 2012, the Company issued or converted 17.8 million shares of common stock related to the investment by TPG and its affiliates ("TPG") in the Company.  For more information on TPG's investment see "Note M – TPG Securities Purchase Agreement".

Note C – Supplemental Cash Flow Information and Schedule of Non-Cash Investing and Financing Activity

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

	Nine Months Ended September 30
	2012	2011
	(in thousands)
Supplemental cash flow information:
Cash paid for interest	$28,312	$43,250
Cash paid for income taxes	431	24
Supplemental schedule of non-cash investing and financing activity:
Mortgage note payable transferred to purchaser	(254,095)	-
Restricted shares and deferred incentive share units issued (forfeited)	(862)	2,240
Mortgage loan assumed in purchase	-	87,225
Contingent consideration related to the contribution of the Management Company	-	19,000
Shares issued in lieu of Director's fees	263	319
Shares issued pursuant to Management Services Agreement	150	-
Operating partnership units converted to common stock	15,112	-

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

On February 10, 2012, Fund II purchased Hayden Ferry Lakeside II ("Hayden Ferry II"), a 300,000 square foot Class A+ office building located in the Tempe submarket of Phoenix, and directly adjacent to Hayden Ferry Lakeside I ("Hayden Ferry I"), which was purchased by Fund II in the second quarter of 2011.

The gross purchase price was $86.0 million and Parkway's ownership share is 30%.  Parkway's equity contribution of $10.8 million was initially funded through availability under the Company's existing senior unsecured revolving credit facility.  This investment completed the investment period of Fund II.

On June 6, 2012, Parkway purchased Hearst Tower, a 972,000 square foot office tower located in the central business district in Charlotte, North Carolina.  The gross purchase price was $250.0 million.  The purchase of Hearst Tower was financed with proceeds received from the investment in the Company by TPG VI Pantera Holdings, L.P. (together with its affiliates, ("TPG")), combined with borrowings on the Company's credit facility.  For more information on TPG's investment see "Note M – TPG Securities Purchase Agreement".

On August 31, 2012, Parkway purchased a 2,500 space parking garage, a 21,000 square foot office building and a vacant parcel of developable land (collectively the "Hayden Ferry Garage"), all adjacent to Parkway's currently owned Hayden Ferry I and Hayden Ferry II assets in Tempe, Arizona.  The gross purchase price was $18.2 million on behalf of Fund II.  Fund II increased its investment capacity to pursue the purchase, and Parkway's share in this investment is 30%.  Parkway's equity contribution of $5.5 million was funded using the Company's revolving credit facility.

The allocation of purchase price related to intangible assets and liabilities and weighted average amortization period (in years) for each class of asset or liability for The Pointe, Hayden Ferry II, and Hearst Tower is as follows (in thousands, except weighted average life):

	Amount	Weighted Average Life
Land	$21,969	N/	A
Buildings & Garages	309,329	40
Tenant improvements	26,631	6
Lease commissions	10,141	6
Lease in place value	27,653	6
Above market leases	4,944	4
Below market leases	(3,729)	7
Other intangibles	3,001	3

The allocation of purchase price for Hayden Ferry Garage was preliminary at September 30, 2012.

The unaudited pro forma effect on the Company's results of operations for the purchase of The Pointe, Hayden Ferry II, Hearst Tower, and Hayden Ferry Garage as if the purchase had occurred on January 1, 2011 is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Revenues	$59,757	$58,986	$179,774	$146,604
Net income (loss) attributable to common stockholders	$(568)	$(53,510)	$3,147	$(71,482)
Basic net income (loss) attributable to common stockholders	$(0.02)	$(2.49)	$0.15	$(3.33)
Diluted net income (loss) attributable to common stockholders	$(0.02)	$(2.49)	$0.15	$(3.33)

On October 5, 2012, Parkway entered into a purchase and sale agreement to acquire Westshore Corporate Center, a 170,000 square foot office property located in the Westshore submarket of Tampa, Florida, for a net purchase price of $22.5 million.  Parkway plans to assume the in-place first mortgage secured by the property, which has a current outstanding balance of approximately $14.5 million with a fixed interest rate of 5.8% and a maturity date of May 1, 2015.  Westshore Corporate Center is currently managed by Parkway Realty Services and was formerly part of the Eola Capital LLC ("Eola") portfolio before Eola merged with Parkway in May 2011.  Pursuant to the agreement formed between Parkway and the former Eola principals in December 2011, 100% of any proceeds received by the former principals will be granted to Parkway, and therefore Parkway will only be required to pay a purchase price of $22.5 million.  Closing is expected to occur by the end of the fourth quarter 2012 and is subject to lender approval of the assumption of the existing mortgage secured by the property and other customary closing conditions.  Parkway expects to fund this investment using excess cash and borrowings from its revolving credit facility.

On October 31, 2012, the Company entered into a purchase and sale agreement to acquire NASCAR Plaza, a 390,000 square foot office tower located in the central business district (CBD) of Charlotte, North Carolina, for a purchase price of approximately $100 million.  Parkway plans to assume the first mortgage secured by the property, which has a current outstanding balance of approximately $42.3 million with a current interest rate of 4.7% and a maturity date of March 30, 2016; however, Parkway intends to amend and restate the loan upon assumption to current market terms.  Closing is expected to occur by the end of the fourth quarter 2012 and is subject to customary closing conditions.  Parkway expects to fund this investment using excess cash and borrowings from its revolving credit facility.

For details regarding dispositions during the nine months ended September 30, 2012, and to date through November 1, 2012, please see Note E – Discontinued Operations.

Note E – Discontinued Operations
4
All current and prior period income from the following office property dispositions and properties held for sale is included in discontinued operations for the three months and nine months ended September 30, 2012 and 2011 (in thousands).

Office Property	Location	Square Feet	Date of Sale	Net Sales Price	Net Book Value of Real Estate	Gain (Loss) on Sale
233 North Michigan	Chicago, IL	1,070	05/11/2011	$156,546	$152,254	$4,292
Greenbrier I & II	Hampton Roads, VA	172	07/19/2011	16,275	15,070	1,205
Glen Forest	Richmond, VA	81	08/16/2011	8,950	7,880	1,070
Tower at Gervais	Columbia, SC	298	09/08/2011	18,421	18,421	-
Wells Fargo	Houston, TX	134	12/09/2011	-	-	-
Fund I Assets	Various	1,956	12/31/2011	256,823	250,699	11,258
2011 Dispositions (2)		3,711		$457,015	$444,324	$17,825

Falls Pointe	Atlanta, GA	107	01/06/2012	$5,824	$4,467	$1,357
111 East Wacker	Chicago, IL	1,013	01/09/2012	153,240	153,237	3
Renaissance Center	Memphis, TN	189	03/01/2012	27,661	24,629	3,032
Overlook II	Atlanta, GA	260	04/30/2012	29,467	28,689	778
Wink Building	New Orleans, LA	32	06/08/2012	705	803	(98)
Ashford/Peachtree	Atlanta, GA	321	07/01/2012	29,440	28,074	1,366
Non-Core Assets	Various	1,932	Various	125,486	122,157	3,329
2012 Dispositions (3)		3,854		$371,823	$362,056	$9,767

Office Property	Location	Square Feet	Date of Sale	Gross Sales Price
Properties Held for Sale and Expected to Close During Fourth Quarter 2012 (1)
Sugar Grove	Houston, TX	124	10/23/2012	$11,425
Total Properties Held for Sale		124		$11,425

(1) Gains on assets held for sale are expected to be finalized upon sale and reflected in the year ending December 31, 2012 financial statements.
(2) Total gain on the sale of real estate in discontinued operations recognized for the year ended December 31, 2011 was $17.8 million, of which $9.8 million was Parkway's proportionate share.
(3) Total gain on the sale of real estate in discontinued operations recognized during the nine months ended September 30, 2012 was $9.8 million, of which $4.9 million was Parkway's proportionate share.

During the nine months ended September 30, 2012, the Company completed its previously disclosed dispositions as part of its strategic objective of becoming a leading owner of high-quality office assets in higher growth markets in the Sunbelt.  As previously disclosed, the Company entered into an agreement to sell its interest in 13 office properties totaling 2.7 million square feet owned by Parkway Properties Office Fund, L.P. ("Fund I") to its existing partner in the fund for a gross sales price of $344.3 million.  As of December 31, 2011, Parkway had completed the sale of 9 of these 13 assets.  During the nine months ended September 30, 2012, the Company completed the sale of the remaining four Fund I assets totaling 770,000 square feet.  Accordingly, income from all Fund I properties has been classified as discontinued operations for all current and prior periods.  These Fund I assets had a total of $292.0 million in mortgage loans, of which $82.4 million was Parkway's share, with a weighted average interest rate of 5.6% that were assumed by the buyer upon closing.  Parkway received net proceeds from the sales of the Fund I assets of $14.2 million, which were used to reduce amounts outstanding under the Company's credit facilities.

Additionally, during the nine months ended September 30, 2012, the Company completed the sale of the 15 properties included in its strategic sale of a portfolio of non-core assets, for a gross sales price of $147.7 million and generating net proceeds to Parkway of approximately $94.3 million, with the buyer assuming $41.7 million in mortgage loans upon sale, of which $31.9 million was Parkway's share.  The 15 assets that were sold include five assets in Richmond, four assets in Memphis, and six assets in Jackson. Income from these non-core assets has been classified as discontinued operations for all current and prior periods.

The Company completed the sale of three additional assets during the nine months ended September 30, 2012, including the sale of 111 East Wacker, a 1.0 million square foot office property located in Chicago, the Wink building, a 32,000 square foot office property in New Orleans, Louisiana, and Falls Pointe, a 107,000 square foot office property located in Atlanta and owned by Parkway Properties Office Fund II, L.P. ("Fund II") for a gross sales price of $157.4 million.  Parkway received approximately $4.8 million in net proceeds from these sales, which were used to reduce amounts outstanding under the Company's revolving credit facility.  In connection with the sale of 111 East Wacker, the buyer assumed a $147.9 million mortgage loan upon sale.  Income from 111 East Wacker, the Wink building, and Falls Pointe has been classified as discontinued operations for all current and prior periods.

At September 30, 2012, assets and liabilities related to assets held for sale represented Sugar Grove, a 124,000 square foot office property in Houston, Texas.  On October 23, 2012, the Company sold Sugar Grove for $11.4 million and received $10.0 million in net proceeds, which will be used to fund future acquisitions.  Income from Sugar Grove has been classified as discontinued operations for all current and prior periods.  The assets and liabilities associated with Sugar Grove which have been classified as held for sale at September 30, 2012 are as follows (in thousands):

September 30 2012
Balance Sheet:
Investment property	$11,743
Accumulated depreciation	(5,071)
Office property held for sale	6,672
Rents receivable and other assets	359
Total assets held for sale	$7,031

Accounts payable and other liabilities	$361
Total liabilities related to assets held for sale	$361

The amount of revenues and expenses for these office properties reported in discontinued operations for the three months and nine months ended September 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Statement of Operations:
Revenues
Income from office and parking properties	$836	$30,517	$13,857	$107,098
	836	30,517	13,857	107,098

Expenses
Office and parking properties:
Operating expense	543	13,359	6,450	47,907
Management company expense	53	76	291	202
Interest expense	468	7,023	3,845	22,792
Non-cash adjustment for interest rate swap	-	-	(215)	-
Depreciation and amortization	102	14,852	948	46,061
Impairment loss	-	127,007	-	128,707
	1,166	162,317	11,319	245,669

Income (loss) from discontinued operations	(330)	(131,800)	2,538	(138,571)
Gain on sale of real estate from discontinued operations	995	2,275	9,767	6,567
Total discontinued operations per Statement of Operations	665	(129,525)	12,305	(132,004)
Net (income) loss attributable to noncontrolling interest from discontinued operations	(545)	74,310	(4,219)	77,840
Total discontinued operations-Parkway's share	$120	$(55,215)	$8,086	$(54,164)

Note F – Mortgage Loans

In connection with the previous sale of One Park Ten, the Company had seller-financed a $1.5 million note receivable that bore interest at 7.3% per annum on an interest-only basis through maturity in June 2012.  On April 2, 2012, the borrower prepaid the note receivable and all accrued interest in full.

On April 10, 2012, the Company transferred its rights, title and interest in the B participation piece (the "B piece") of a first mortgage secured by an 844,000 square foot office building in Dallas, Texas known as 2100 Ross.  The B piece was purchased at an original cost of $6.9 million in November 2007.  The B piece was originated by Wachovia Bank, N.A., a Wells Fargo Company, and had a face value of $10.0 million, a stated coupon rate of 6.1% and a scheduled maturity in May 2012.  During 2011, the Company recorded a non-cash impairment loss on the mortgage loan in the amount of $9.2 million, thereby reducing its investment in the mortgage loan to zero.  Under the terms of the transfer, the Company is entitled to certain payments if the transferee is successful in obtaining ownership of 2100 Ross.  During the third quarter of 2012, the transferee successfully obtained ownership of 2100 Ross and as a result the Company received a $500,000 payment, which is classified as recovery of losses on a mortgage loan receivable on the Company's Consolidated Statements of Operations and Comprehensive Income.

Note G – Management Contracts

During 2011, as part of the Company's combination with Eola, Parkway purchased the management contracts associated with Eola's property management business.  At the purchase date, the contracts were valued by an independent appraiser at $52.0 million.  The value of the management contracts is based on the sum of the present value of future cash flows attributable to the management contracts, in addition to the value of tax savings as a result of the amortization of intangible assets.  During the nine months ended September 30, 2012, the Company recorded amortization expense of $2.6 million on the management contracts.  Also, in conjunction with the valuation of the management company, the Company recorded $26.2 million of goodwill, a $31.0 million liability related to contingent consideration and a deferred tax liability of $14.8 million.  At September 30, 2012, management contracts, net of accumulated amortization totaled $47.0 million, goodwill totaled $26.2 million and deferred tax liability totaled $13.6 million.  There is no remaining liability with respect to the contingent consideration.

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

On September 27, 2012, the Company closed a $125 million unsecured term loan.  The term loan has a maturity date of September 27, 2017, and has an accordion feature that allows for an increase in the size of the term loan to as much as $250 million.  Interest on the term loan is based on LIBOR plus an applicable margin of 150 to 225 basis points depending on overall Company leverage (with the current rate set at 150 basis points.)  The term loan has substantially the same operating and financial covenants as required by the Company's current unsecured revolving credit facility.  Keybanc Capital Markets, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as Joint Lead Arrangers and Joint Bookrunners on the term loan.  In addition, Keybank National Association acted as Administrative Agent; Bank of America, N. A. acted as Syndication Agent; and Wells Fargo Bank, National Association acted as Documentation Agent.  Other participating lenders include Royal Bank of Canada, PNC Bank, National Association, U. S. Bank National Association, and Trustmark National Bank.

On October 10, 2012, the Company exercised $25 million of the $160 million accordion feature of its existing unsecured revolving credit facility which matures in March 2016 and increased capacity from $190 million to $215 million with the additional borrowing capacity being provided by U.S. Bank National Association, bringing the total number of participating lenders to nine.  The interest rate on the credit facility is currently LIBOR plus 160 basis points.  Other terms and conditions under the credit facility remain unchanged.

At September 30, 2012, the Company did not have any amounts outstanding under its revolving credit facility and had $125.0 million outstanding under its term loan.  The Company was in compliance with all loan covenants under its revolving credit facilities and term loan.

Mortgage notes payable at September 30, 2012 totaled $549.4 million, with an average interest rate of 5.5% and were secured by office properties.

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

During the nine months ended September 30, 2012, in conjunction with the sale of four Fund I assets, the buyer assumed $76.7 million of non-recourse first mortgage loans, of which $19.2 million was Parkway's share.

The Company has entered into interest rate swap agreements.  The Company designated the swaps as cash flow hedges of the variable interest rates on the debt secured by 245 Riverside, Corporate Center Four, Cypress Center, Bank of America Center, Two Ravinia, Hayden Ferry I, Hayden Ferry II, and the $125 million unsecured term loan.  These swaps are considered to be fully effective and changes in the fair value of the swaps are recognized in accumulated other comprehensive loss.

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

On September 28, 2012, the Company executed two floating-to-fixed interest rate swaps for a notional amount totaling $125 million, associated with its term loan that fixes LIBOR at 0.7% for five years, which resulted in an initial all-in interest rate of 2.2%.  The interest rate swaps were effective October 1, 2012.

The Company's interest rate hedge contracts at September 30, 2012, and 2011 are summarized as follows (in thousands):

						Fair Value
						Liability
Type of	Balance Sheet	Notional	Maturity		Fixed	September 30
Hedge	Location	Amount	Date	Reference Rate	Rate	2012	2011
Swap	Accounts payable and other liabilities	$23,500	12/01/14	1-month LIBOR	5.8%	$-	$(2,533)
Swap	Accounts payable and other liabilities	$12,088	11/18/15	1-month LIBOR	4.1%	(639)	(578)
Swap	Accounts payable and other liabilities	$50,000	09/28/17	1-month LIBOR	2.2%	(61)	-
Swap	Accounts payable and other liabilities	$75,000	09/28/17	1-month LIBOR	2.2%	(91)	-
Swap	Accounts payable and other liabilities	$33,875	11/18/17	1-month LIBOR	4.7%	(3,498)	(2,699)
Swap	Accounts payable and other liabilities	$22,000	01/25/18	1-month LIBOR	4.5%	(2,029)	(1,422)
Swap	Accounts payable and other liabilities	$48,750	01/25/18	1-month LIBOR	5.0%	(1,688)	-
Swap	Accounts payable and other liabilities	$9,250	09/30/18	1-month LIBOR	5.2%	(1,279)	(1,039)
Swap	Accounts payable and other liabilities	$22,500	10/08/18	1-month LIBOR	5.4%	(3,291)	(2,723)
Swap	Accounts payable and other liabilities	$22,100	11/18/18	1-month LIBOR	5.0%	(2,772)	(2,108)
						$(15,348)	$(13,102)

Note I – Noncontrolling Interests

Real Estate Partnerships

The Company has an interest in one joint venture that is included in its consolidated financial statements. Information relating to this consolidated joint venture as of September 30, 2012 is detailed below.

		Parkway's	Square Feet
Joint Venture Entity and Property Name	Location	Ownership %	(In thousands)
Fund II
Hayden Ferry Lakeside I	Phoenix, AZ	30.0%	204
Hayden Ferry Lakeside II	Phoenix, AZ	30.0%	300
Hayden Ferry Lakeside Garage/Retail/Land	Phoenix, AZ	30.0%	21
245 Riverside	Jacksonville, FL	30.0%	135
Bank of America Center	Orlando, FL	30.0%	421
Corporate Center Four at International Plaza	Tampa, FL	30.0%	250
Cypress Center I - III	Tampa, FL	30.0%	286
The Pointe	Tampa, FL	30.0%	252
Lakewood II	Atlanta, GA	30.0%	124
3344 Peachtree	Atlanta, GA	33.0%	485
Two Ravinia	Atlanta, GA	30.0%	438
Carmel Crossing	Charlotte, NC	30.0%	326
Two Liberty Place	Philadelphia, PA	19.0%	941
Total Fund II		27.9%	4,183

Fund II, a $750.0 million discretionary fund, was formed on May 14, 2008 and was fully invested at February 10, 2012.  Fund II was structured such that Teacher Retirement System of Texas ("TRST") would be a 70% investor and Parkway a 30% investor in the fund, with an original target capital structure of approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt.  Fund II acquired 13 properties totaling 4.2 million square feet in Atlanta, Charlotte, Phoenix, Jacksonville, Orlando, Tampa and Philadelphia.  In August 2012, Fund II increased its investment capacity by $20.0 million to purchase Hayden Ferry Garage, a 2,500 space parking garage, a 21,000 square foot office property and a vacant parcel of development land, all adjacent to Hayden Ferry I and Hayden Ferry II in Phoenix.

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

Noncontrolling interest - real estate partnerships represents the other partners' proportionate share of equity in the partnerships discussed above at September 30, 2012. Income is allocated to noncontrolling interest based on the weighted average percentage ownership during the year.

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

OP Unit holders have redemption rights that enable them to cause the Company's operating partnership to redeem the OP Units for cash or, at the Company's option, for shares of common stock on a one-for-one basis.  During the second quarter of 2012, 1.5 million OP units were redeemed and the Company issued 1.5 million shares of common stock upon such redemption.  At September 30, 2012, there were 307,000 OP units outstanding which were issued to Eola's principals.

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

The Company also adopted a long-term cash incentive that was designed to reward significant outperformance over the three year period beginning July 1, 2010.  The performance goals for actual payment under the long-term cash incentive will require the Company to (i) achieve an absolute compounded annual TRS that exceeds 14% AND (ii) achieve an absolute compounded annual TRS that exceeds the compounded annual return of the RMS by at least 500 basis points.  Notwithstanding the above goals, in the event the Company achieves an absolute compounded annual TRS that exceeds 19%, then the Company must achieve an absolute compounded annual TRS that exceeds the compounded annual return of the RMS by at least 600 basis points.  The aggregate amount of the cash incentive earned would increase with corresponding increases in the absolute compounded annual TRS achieved by the Company.  There will be a cap on the aggregate cash incentive earned in the amount of $7.1 million.  Achievement of the maximum cash incentive would equate to an absolute compounded annual TRS that approximates 23%, provided that the absolute compounded annual TRS exceeds the compounded annual return of the RMS by at least 600 basis points.  The total compensation expense for the long-term cash incentive awards is based upon the estimated fair value of the award on the grant date and adjustment as necessary each reporting period.  The long-term cash incentive awards are accounted for as a liability-classified award on the Company's September 30, 2012 and December 31, 2011 consolidated balance sheets.  The grant date and quarterly fair value estimates for awards that are subject to a market condition are determined using a simulation pricing model developed to specifically accommodate the unique features of the awards.

At September 30, 2012, a total of 298,423 shares of restricted stock remain outstanding which have been granted to officers of the Company.  The shares are valued at $2.5 million, which equates to an average price per share of $8.30.  The value, including estimated forfeitures, of restricted shares that vest based on service conditions will be amortized to compensation expense ratably over the vesting period for each grant of stock.  At September 30, 2012, a total of 18,465 deferred incentive share units remain outstanding which have been granted to employees of the Company.  The deferred incentive share units are valued at $465,000, which equates to an average price per share of $25.19, and the units vest four years from grant date.  Total compensation expense related to the restricted stock and deferred incentive units of $371,000, and $1.4 million was recognized during the nine months ended September 30, 2012 and 2011, respectively.  Total compensation expense related to nonvested awards not yet recognized was $1.4 million at September 30, 2012.  The weighted average period over which this expense is expected to be recognized is approximately 1.7 years.

A summary of the Company's restricted shares and deferred incentive share unit activity for the nine months ended September 30, 2012 is as follows:

		Weighted		Weighted
		Average	Deferred	Average
	Restricted	Grant-Date	Incentive	Grant-Date
	Shares	Fair Value	Share Units	Fair Value
Balance at 12/31/11	454,070	$9.83	27,370	$21.65
Issued	21,900	10.15	-	-
Vested	(56,013)	21.55	(3,030)	14.93
Forfeited	(121,534)	8.25	(5,875)	13.99
Balance at 09/30/12	298,423	$8.30	18,465	$25.19

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

	As of September 30, 2012		As of December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$53,556	$53,556	$75,183	$75,183

Financial Liabilities:
Mortgage notes payable	$549,429	$563,293	$752,414	$761,942
Notes payable to banks	125,000	125,000	132,322	125,494
Interest rate swap agreements	15,348	15,348	11,134	11,134

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

Parkway's provision for income taxes for the nine months ended September 30, 2012 and 2011, was $859,000 and $414,000, respectively of current federal and state income tax expense resulting from taxable REIT subsidiary income.

In connection with the purchase accounting for the Management Company, the Company recorded deferred tax liabilities of $14.8 million representing differences between the tax basis and GAAP basis of the acquired assets and liabilities (primarily related to the Management Company contracts) multiplied by the effective tax rate.  The Company was required to record these deferred tax liabilities as a result of the Management Company operating as a C corporation at the time it was acquired.  At September 30, 2012, the deferred tax liability totaled $13.6 million and the deferred income tax benefit recorded for the nine months ended September 30, 2012 was $717,000.

Note M – TPG Securities Purchase Agreement

On May 3, 2012, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement"), by and among the Company and TPG.  Pursuant to the terms of the Purchase Agreement, on June 5, 2012, the Company issued to TPG 4.3 million shares, or approximately $48.4 million, of common stock and approximately 13.5 million shares, with an initial liquidation value of $151.6 million, of newly-created, non-voting Series E Cumulative Redeemable Convertible Preferred Stock (the "Series E Preferred Stock").  Parkway incurred approximately $13.9 million in transaction costs as it related to the issuance of equity and these were recorded as a reduction to proceeds received.  During the nine months ended September 30, 2012, the Company issued an additional 6,666 shares of Series E Preferred Stock and 6,198 shares of common stock to TPG in lieu of director's fees and paid approximately $2.3 million and $1.0 million in dividends on common stock and Series E Preferred Stock, respectively, to TPG.

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

The management of the Company evaluates the performance of the reportable office segment based on funds from operations attributable to common stockholders ("FFO").  Management believes that FFO is an appropriate measure of performance for equity REITs and computes this measure in accordance with the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO.  Funds from operations is defined by NAREIT as net income (computed in accordance with GAAP), reduced by preferred dividends, excluding gains or losses from the sale of previously depreciated real estate assets, impairment charges related to depreciable real estate assets and extraordinary items under GAAP, plus depreciation and amortization, and after adjustments to derive the Company's pro rata share of FFO of consolidated and unconsolidated joint ventures.  Further, the Company does not adjust FFO to eliminate the effects of non-recurring charges.  The Company believes that FFO is a meaningful supplemental measure of its operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses.  However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient.  Thus, NAREIT created FFO as a supplemental measure of operating performance for real estate investment trusts that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP.  The Company believes that the use of FFO, combined with the required GAAP presentations, has been beneficial in improving the understanding of operating results of real estate investment trusts among the investing public and making comparisons of operating results among such companies more meaningful.  FFO as reported by Parkway may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition.  Funds from operations do not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States and is not an indication of cash available to fund cash needs. Funds from operations should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

The following is a reconciliation of FFO and net income (loss) attributable to common stockholders for office properties and total consolidated entities for the three months ended September 30, 2012 and 2011.  Amounts presented as "Unallocated and Other" represent primarily income and expense associated with providing management services, corporate general and administrative expense, interest expense on the Company's credit facility and preferred dividends.

	At or for the three months ended			At or for the three months ended
	September 30, 2012			September 30, 2011
	Office	Unallocated		Office	Unallocated
	Properties	and Other	Consolidated	Properties	and Other	Consolidated
	(in thousands)			(in thousands)
	(Unaudited)

Income from office and parking properties (a)	$54,998	$-	$54,998	$42,245	$-	$42,245
Management company income	-	4,591	4,591	-	6,120	6,120
Property operating expenses (b)	(21,257)	-	(21,257)	(18,471)	-	(18,471)
Depreciation and amortization	(21,766)	-	(21,766)	(17,471)	-	(17,471)
Management company expenses	-	(4,205)	(4,205)	-	(4,242)	(4,242)
Income tax benefit	-	7	7	-	174	174
General and administrative expenses	-	(3,749)	(3,749)	-	(4,104)	(4,104)
Acquisition costs	(159)	-	(159)	-	(25)	(25)
Other income	-	64	64	-	87	87
Equity in earnings of unconsolidated joint ventures	-	-	-	5	-	5
Interest expense (c)	(7,796)	(725)	(8,521)	(7,281)	(1,595)	(8,876)
Adjustment for noncontrolling interests – unit holders	-	17	17	-	1	1
Adjustment for noncontrolling interest – real estate partnerships	896	-	896	77,546	-	77,546
Loss from discontinued operations	(330)	-	(330)	(131,800)	-	(131,800)
Gain on sale of real estate from discontinued operations	995	-	995	2,275	-	2,275
Gain on sale of real estate and other assets	48	500	548	743	-	743
Change in fair value of contingent consideration	-	-	-	-	12,000	12,000
Impairment loss on mortgage loan receivable	-	-	-	-	(9,235)	(9,235)
Dividends on preferred stock	-	(2,711)	(2,711)	-	(2,710)	(2,710)
Net income (loss) attributable to common stockholders	5,629	(6,211)	(582)	(52,209)	(3,529)	(55,738)
Depreciation and amortization	21,766	-	21,766	17,471	-	17,471
Depreciation and amortization-discontinued operations	102	-	102	14,819	-	14,819
Depreciation and amortization-noncontrolling interest – real estate partnerships	(8,085)	-	(8,085)	(11,574)	-	(11,574)
Depreciation and amortization-unconsolidated joint ventures
Adjustment for depreciation and amortization –unconsolidated joint ventures	-	-	-	38	-	38
Noncontrolling interests – unit holders	-	(17)	(17)	-	(1)	(1)
Impairment loss on real estate	-	-	-	54,767	-	54,767
(Gain) loss on sale of real estate	20	$-	20	(3,018)	-	(3,018)
Funds from operations attributable to common stockholders	$19,432	$(6,228)	$13,204	$20,294	$(3,530)	$16,764

Capital expenditures (d)	$7,749	$-	$7,749	$12,906	$-	$12,906

(a)	Included in income from office and parking properties are rental revenues, customer reimbursements, parking income and other income.
(b)	Included in property operating expenses are real estate taxes, insurance, contract services, repairs and maintenance and property operating expenses.
(c)
Interest expense for office properties represents interest expense on property secured mortgage debt.  It does not include interest expense on the Company's unsecured credit facilities, which is included in "Unallocated and Other".

(d)	Capital expenditures include building improvements, tenant improvements and leasing costs.

The following is a reconciliation of FFO and net income (loss) attributable to common stockholders for office properties and total consolidated entities for the nine months ended September 30, 2012 and 2011.  Amounts presented as "Unallocated and Other" represent primarily income and expense associated with providing management services, corporate general and administrative expense, interest expense on the Company's credit facility and preferred dividends.

	At or for the nine months ended			At or for the nine months ended
	September 30, 2012			September 30, 2011
	Office	Unallocated		Office	Unallocated
	Properties	and Other	Consolidated	Properties	and Other	Consolidated
	(in thousands)			(in thousands)
	(Unaudited)

Income from office and parking properties (a)	$149,995	$-	$149,995	$104,739	$-	$104,739
Management company income	-	14,996	14,996	-	9,990	9,990
Property operating expenses (b)	(58,803)	-	(58,803)	(43,285)	-	(43,285)
Depreciation and amortization	(59,046)	-	(59,046)	(38,342)	-	(38,342)
Management company expenses	-	(12,966)	(12,966)	-	(8,196)	(8,196)
Income tax expense	-	(143)	(143)	-	(50)	(50)
General and administrative expenses	-	(11,266)	(11,266)	-	(11,569)	(11,569)
Acquisition costs	(1,491)	-	(1,491)	(2,764)	(13,990)	(16,754)
Other income	-	205	205	-	849	849
Equity in earnings of unconsolidated joint ventures	-	-	-	101	-	101
Interest expense (c)	(23,552)	(2,749)	(26,301)	(17,576)	(5,377)	(22,953)
Adjustment for noncontrolling interests – unit holders	-	1	1	-	2	2
Adjustment for noncontrolling interest – real estate partnerships	1,789	-	1,789	84,112	-	84,112
Income (loss) from discontinued operations	2,538	-	2,538	(138,571)	-	(138,571)
Gain on sale of real estate from discontinued operations	9,767	-	9,767	6,567	-	6,567
Gain on sale of real estate and other assets	548	-	548	743	-	743
Change in fair value of contingent consideration	-	(216)	(216)	-	12,000	12,000
Impairment on mortgage loan receivable	-	-	-	-	(9,235)	(9,235)
Dividends on preferred stock	-	(8,132)	(8,132)	-	(7,341)	(7,341)
Dividends on convertible preferred stock	-	(1,011)	(1,011)	-	-	-
Net income (loss) attributable to common stockholders	21,745	(21,281)	464	(44,276)	(32,917)	(77,193)
Depreciation and amortization	59,046	-	59,046	38,342	-	38,342
Depreciation and amortization–discontinued operations	926	-	926	45,964	-	45,964
Depreciation and amortization-noncontrolling interest–real estate partnerships	(24,260)	-	(24,260)	(25,350)	-	(25,350)
Adjustment for depreciation and amortization - unconsolidated joint ventures	22	-	22	197	-	197
Noncontrolling interests–unit holders	-	(1)	(1)	-	(2)	(2)
Impairment loss on real estate	-	-	-	56,467	-	56,467
Gain on sale of real estate	(4,914)	-	(4,914)	(7,310)	-	(7,310)
Funds from operations available to common stockholders	$52,565	$(21,282)	$31,283	$64,034	$(32,919)	$31,115

Total assets	$1,481,253	$103,091	$1,584,344	$1,822,926	$91,256	1,914,182

Office and parking properties (e)	$1,259,277	$-	$1,259,277	$1,545,749	$-	$1,545,749

Capital expenditures (d)	$26,404	$-	$26,404	$40,554	$-	$40,554

(a)	Included in income from office and parking properties are rental revenues, customer reimbursements, parking income and other income.
(b)	Included in property operating expenses are real estate taxes, insurance, contract services, repairs and maintenance and property operating expenses.
(c)
Interest expense for office properties represents interest expense on property secured mortgage debt.  It does not include interest expense on the Company's unsecured credit facilities, which is included in "Unallocated and Other".

(d)	Capital expenditures include building improvements, tenant improvements and leasing costs.
(e)	Includes office and parking properties held for sale

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview

Parkway is a self-administered real estate investment trust ("REIT") specializing in the ownership of quality office properties in higher growth submarkets in the Sunbelt region of the United States.  At October 1, 2012, Parkway owns or has an interest in 39 office properties located in nine states with an aggregate of approximately 10.1 million square feet of leasable space.  Fee-based real estate services are offered through wholly owned subsidiaries of the Company, which in total manage and/or lease approximately 11.6 million square feet for third-party owners at October 1, 2012.  Unless otherwise indicated, all references to square feet represent net rentable area.

Occupancy.  Parkway's revenues are dependent on the occupancy of its office buildings.  At October 1, 2012, occupancy of Parkway's office portfolio was 89.6% compared to 87.4% at July 1, 2012 and 84.4% at October 1, 2011.  Not included in the October 1, 2012 occupancy rate is the impact of 13 signed leases totaling 81,000 square feet expected to take occupancy between now and the first quarter of 2013, of which the majority will commence during the fourth quarter of 2012.  Including these signed leases, the Company's portfolio was 90.4% leased at October 1, 2012.  The Company's average occupancy for the three months and nine months ended September 30, 2012 was 88.1% and 86.2%, respectively, and Parkway currently projects an average annual occupancy range of 85.5% to 86.5% during 2012 for its office properties and ending occupancy of 88.0% to 88.5%.  To combat rising vacancy, Parkway utilizes innovative approaches to produce new leases.  These include the Broker Bill of Rights, a short-form service agreement and customer advocacy programs that are models in the industry and have historically helped the Company maintain occupancy over time.

During the third quarter of 2012, 65 renewal, expansion and new leases were signed totaling 439,000 rentable square feet.  Included in this total were 35 renewal leases totaling 253,000 rentable square feet at an average rent per square foot of $21.88, representing a 8.8% rate of decrease from the expiring rate, and at an average cost of $2.75 per square foot per year of the lease term.  During the nine months ended September 30, 2012, 207 renewal, expansion and new leases were signed totaling 1.2 million rentable square feet.  Included in this total were 109 renewal leases totaling 631,000 rentable square feet at an average rent per square foot of $21.13, representing a 9.1% rate decrease from the expiring rate, and at an average cost of $2.17 per square foot per year of the lease term.

During the third quarter of 2012, 10 expansion leases were signed totaling 62,000 rentable square feet at an average rent per square foot of $25.49 and at an average cost of $5.53 per square foot per year of the lease term.  During the nine months ended September 30, 2012, 33 expansion leases were signed totaling 131,000 rentable square feet at an average rent per square foot of $23.50 and at an average cost of $5.00 per square foot per year of the lease term.

During the third quarter of 2012, 20 new leases were signed totaling 124,000 rentable square feet at an average rent per square foot of $19.73 and at an average cost of $3.78 per square foot per year of the term.  During the nine months ended September 30, 2012, 65 new leases were signed totaling 440,000 rentable square feet at an average rent per square foot of $20.89 and at an average cost of $5.05 per square foot per year of the term.

Rental Rates.  An increase in vacancy rates in a market or at a specific property has the effect of reducing market rental rates.  Inversely, a decrease in vacancy rates in a market or at a specific property has the effect of increasing market rental rates.  Parkway's leases typically have three to seven year terms, though the Company does enter into leases with terms that are either shorter or longer than that typical range from time to time.  As leases expire, the Company seeks to replace the existing leases with new leases at the current market rental rate.  For Parkway's properties owned as of October 1, 2012, management estimates that it has approximately $0.59 per square foot in rental rate embedded loss in its office property leases.  Embedded loss is defined as the difference between the weighted average in-place cash rents including operating expense reimbursements and the weighted average estimated market rental rate.

Customer Retention.  Keeping existing customers is important as high customer retention leads to increased occupancy, less downtime between leases, and reduced leasing costs.  Parkway estimates that it costs five to six times more to replace an existing customer with a new one than to retain the existing customer.  In making this estimate, Parkway takes into account the sum of revenue lost during downtime on the space plus leasing costs, which typically rise as market vacancies increase.  Therefore, Parkway focuses a great amount of energy on customer retention. Parkway seeks to retain its customers by continually focusing on operations at its office properties. The Company believes in providing superior customer service; hiring, training, retaining and empowering each employee; and creating an environment of open communication both internally and externally with customers and stockholders. Over the past ten years, Parkway maintained an average 65% customer retention rate. Parkway's customer retention rate was 76.0% for the quarter ended September 30, 2012, as compared to 63.2% for the quarter ended June 30, 2012, and 45.4% for the quarter ended September 30, 2011.

Business Objective and Operating Strategies

Our business objective is to maximize long-term stockholder value by generating sustainable cash flow growth and increasing the long-term value of our real estate assets.  We intend to achieve this objective by executing on the following business and growth strategies:

•
Create Value as the Leading Owner of Quality Assets in Core Sunbelt Submarkets. Our investment strategy is to pursue attractive returns by focusing primarily on owning high-quality office buildings and portfolios that are well-located and competitively positioned within central business district and urban infill locations within our core submarkets in the Sunbelt region of the United States.   We also seek to pursue value-add investment opportunities on a limited basis, for example by acquiring under-leased assets at attractive purchase prices and increasing occupancy at those assets over time, to complement the balance of the core portfolio.  Further, we intend to pursue an efficient capital allocation strategy that maximizes the returns on our invested capital.  This may include selectively disposing of properties when we believe returns have been maximized and redeploying capital into acquisitions or other opportunities.

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

Joint Ventures and Partnerships

Management views investing in wholly owned properties as the highest priority of our capital allocation.  However, the Company intends to selectively pursue joint ventures if and when we determine that such a structure will allow us to reduce anticipated risks related to a property or portfolio or to address unusual operational risks.  Under the terms of these joint ventures and partnerships, where applicable, Parkway will seek to manage all phases of the investment cycle including acquisition, financing, operations, leasing and dispositions.  The Company will seek to receive fees for providing these services.

At September 30, 2012, Parkway had one partnership structured as a discretionary fund.

Parkway Properties Office Fund II, L.P. ("Fund II"), a $750.0 million discretionary fund, was formed on May 14, 2008 and was fully invested at February 10, 2012.  Fund II was structured such that Teacher Retirement System of Texas ("TRST") would be a 70% investor and Parkway a 30% investor in the fund, with an original target capital structure of approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt.  Fund II acquired 13 properties totaling 4.2 million square feet in Atlanta, Charlotte, Phoenix, Jacksonville, Orlando, Tampa and Philadelphia.  In August 2012, Fund II increased its investment capacity by $20.0 million to purchase Hayden Ferry Garage, a 2,500 space parking garage, a 21,000 square foot office property and a vacant parcel of development land, all adjacent to Hayden Ferry I and Hayden Ferry II in Phoenix.

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

Financial Condition

Comments are for the balance sheet dated September 30, 2012 compared to the balance sheet dated December 31, 2011.

Office and Parking Properties. In 2012, Parkway continued the execution of its strategy of operating and acquiring office properties as well as liquidating non-core assets that no longer meet the Company's investment criteria or that the Company has determined value will be maximized by selling.  During the nine months ended September 30, 2012, total assets decreased $52.0 million or 3.2%.

Acquisitions and Improvements.  Parkway's investment in office and parking properties increased $330.7 million net of depreciation to a carrying amount of $1.3 billion at September 30, 2012 and consisted of 38 office and parking properties and excluded properties classified as held for sale.  The primary reason for the increase in office and parking properties relates to the purchase of four office properties.

On January 11, 2012, Fund II purchased The Pointe, a 252,000 square foot office building located in the Westshore submarket of Tampa, Florida.  The gross purchase price for The Pointe was $46.9 million and Parkway's ownership share is 30%.  Parkway's equity contribution of $7.0 million was funded through availability under the Company's senior unsecured revolving credit facility

On February 10, 2012, Fund II purchased Hayden Ferry Lakeside II ("Hayden Ferry II"), a 300,000 square foot Class A+ office building located in the Tempe submarket of Phoenix and directly adjacent to Hayden Ferry Lakeside I ("Hayden Ferry I") which was purchased by Fund II in the second quarter of 2011.  The gross purchase price was $86.0 million and Parkway's ownership share is 30%.  Parkway's equity contribution of $10.8 million was funded through availability under the Company's senior unsecured revolving credit facility.  This investment in Hayden Ferry II completed the investment period of Fund II.

On June 6, 2012, Parkway purchased Hearst Tower, a 972,000 square foot office tower located in the central business district of Charlotte, North Carolina.  The gross purchase price was $250.0 million.  The purchase of Hearst Tower was financed with proceeds received from the investment in the Company by TPG VI Pantera Holdings L.P., (together with its affiliates, ("TPG")) combined with borrowings on the Company's credit facility.  For more information on TPG's investment see Note M.

On August 31, 2012, Parkway purchased a 2,500 space parking garage, a 21,000 square foot office building and a vacant parcel of developable land (collectively the "Hayden Ferry Garage"), all adjacent to Parkway's currently owned Hayden Ferry I and Hayden Ferry II assets in Tempe, Arizona.  The gross purchase price was $18.2 million on behalf of Fund II.  Fund II increased its investment capacity to pursue the purchase, and Parkway's share in this investment is 30%.  Parkway's equity contribution of $5.5 million was funded using the Company's revolving credit facility.

During the nine months ended September 30, 2012, the Company capitalized building improvements of $19.3 million and recorded depreciation expense of $36.4 million related to its office and parking properties.

Dispositions.  During the nine months ended September 30, 2012, the Company completed a significant portion of its previously disclosed dispositions as part of its strategic objective of becoming a leading owner of high-quality office assets in higher growth markets in the Sunbelt.  As previously disclosed, the Company entered into an agreement to sell its interest in 13 office properties totaling 2.7 million square feet owned by Fund I to its existing partner in the fund for a gross sales price of $344.3 million.  As of December 31, 2011, Parkway had completed the sale of 9 of these 13 assets.  During the nine months ended September 30, 2012, the Company completed the sale of the remaining four Fund I assets totaling 770,000 square feet.  Upon sale, the buyer assumed a total of $292.0 million in mortgage loans, of which $82.4 million was Parkway's share. Parkway received net proceeds for the sale of the Fund I assets of $14.2 million, which were used to reduce amounts outstanding under the Company's credit facilities.  Additionally, during the nine months ended September 30, 2012, the Company completed the sale of the 15 properties included in its strategic sale of a portfolio of non-core assets, for a gross sales price of $147.7 million and generating net proceeds to Parkway of approximately $94.3 million, with the buyer assuming $41.7 million in mortgage loans upon sale, of which $31.9 million was Parkway's share.  The 15 assets that were sold include five assets in Richmond, four assets in Memphis, and six assets in Jackson.
The Company completed the sale of three additional assets during the nine months ended September 30, 2012, including the sale of 111 East Wacker, a 1.0 million square foot office property located in Chicago, the Wink building, a 32,000 square foot office property in New Orleans, Louisiana, and Falls Pointe, a 107,000 square foot office property located in Atlanta and owned by Parkway Properties Office Fund II, L.P. ("Fund II") for a gross sales price of $157.4 million.  Parkway received approximately $4.8 million in net proceeds from these sales, which were used to reduce amounts outstanding under the Company's revolving credit facility.  In connection with the sale of 111 East Wacker, the buyer assumed a $147.9 mortgage loan upon sale.

Mortgage Loans.  In connection with the previous sale of One Park Ten, the Company had seller-financed a $1.5 million note receivable that bore interest at 7.3% per annum on an interest-only basis through maturity in June 2012.  On April 2, 2012, the borrower prepaid the note receivable and all accrued interest in full.

On April 10, 2012, the Company transferred its rights, title and interest in the B participation piece (the "B piece") of a first mortgage secured by an 844,000 square foot office building in Dallas, Texas known as 2100 Ross.  The B piece was purchased at an original cost of $6.9 million in November 2007.  The B piece was originated by Wachovia Bank, N.A., a Wells Fargo Company, and had a face value of $10.0 million, a stated coupon rate of 6.1% and a scheduled maturity in May 2012.  During 2011, the Company recorded a non-cash impairment loss on the mortgage loan in the amount of $9.2 million, thereby reducing its investment in the mortgage loan to zero.  Under the terms of the transfer, the Company is entitled to certain payments if the transferee is successful in obtaining ownership of 2100 Ross or if the transferee is successful in obtaining payment on the amount due on the note receivable.  During the third quarter of 2012, the transferee successfully obtained ownership of 2100 Ross and as a result the Company received a $500,000 payment which is classified as recovery of losses on mortgage loan receivable and other assets in the Company's Consolidated Statements of Operations and Comprehensive Income.

Intangible Assets, Net. For the nine months ended September 30, 2012, intangible assets net of related amortization increased $18.4 million or 19.2% and was primarily due to the purchase of four office properties.

Cash and Cash Equivalents.  Cash and cash equivalents decreased $21.6 million or 28.8% during the nine months ended September 30, 2012 and is primarily due to equity contributions from Fund II limited partners received during 2011 for the purchase of office properties which closed during the first quarter of 2012, offset against proceeds from the $125 million unsecured term loan.  Parkway's proportionate share of cash and cash equivalents at September 30, 2012 and December 31, 2011 was $30.1 million and $25.8 million, respectively.

Assets Held for Sale and Liabilities Related to Assets Held for Sale.  For the nine months ended September 30, 2012, assets held for sale decreased $375.8 million or 98.2% and liabilities related to assets held for sale decreased $285.2 million or 99.9%.  For a complete discussion of assets and liabilities held for sale, please reference "Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Discontinued Operations."

Notes Payable to Banks. Notes payable to banks decreased $7.3 million or 5.5% during the nine months ended September 30, 2012.  At September 30, 2012, notes payable to banks totaled $125.0 million and the net decrease is attributable to payments on the senior unsecured revolving credit facility from proceeds received from the sale of office properties, proceeds received from the issuance of common stock and Series E Cumulative Convertible preferred stock, offset by borrowings to fund the Company's proportionate share of four office property purchases as well as proceeds received from the placement of a  $125 million unsecured term loan.

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

On September 27, 2012, the Company closed a $125 million unsecured term loan.  The term loan has a maturity date of September 27, 2017, and has an accordion feature that allows for an increase in the size of the term loan to as much as $250 million.  Interest on the term loan is based on LIBOR plus an applicable margin of 150 to 225 basis points depending on overall Company leverage (with the current rate set at 150 basis points.)  The term loan has substantially the same operating and financial covenants as required by the Company's current unsecured revolving credit facility.  Keybanc Capital Markets, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as Joint Lead Arrangers and Joint Bookrunners on the term loan.  In addition, Keybank National Association acted as Administrative Agent; Bank of America, N. A. acted as Syndication Agent; and Wells Fargo Bank, National Association acted as Documentation Agent.  Other participating lenders include Royal Bank of Canada, PNC Bank, National Association, U. S. Bank National Association, and Trustmark National Bank.

On October 10, 2012, the Company exercised $25 million of the $160 million accordion feature of its existing unsecured revolving credit facility which matures in March 2016 and increased capacity from $190 million to $215 million with the additional borrowing capacity being provided by U.S. Bank National Association, bringing the total number of participating lenders to nine.  The interest rate on the credit facility is currently LIBOR plus 160 basis points.  Other terms and conditions under the credit facility remain unchanged.

Mortgage Notes Payable. During the nine months ended September 30, 2012, mortgage notes payable increased $51.4 million or 10.3% and is due to the placement of non-recourse mortgage loans on two Fund II properties totaling $73.5 million, offset by the payoff of one mortgage loan in the amount of $16.3 million and scheduled principal payments of $5.8 million.

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

The Company expects to continue seeking primarily fixed-rate, non-recourse mortgage financing with maturities from five to ten years typically amortizing over 25 to 30 years on select office building investments as additional capital is needed.  The Company monitors a number of leverage and other financial metrics defined in the loan agreements for the Company's senior unsecured revolving credit facility and working capital unsecured credit facility, which include but are not limited to the Company's total debt to total asset value.  In addition, the Company monitors interest, fixed charge and modified fixed charge coverage ratios as well the net debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") multiple.  The interest coverage ratio is computed by comparing the cash interest accrued to EBITDA.  The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA.  The modified fixed charge coverage ratio is computed by comparing cash interest accrued and preferred dividends paid to EBITDA.  The net debt to EBITDA multiple is computed by comparing Parkway's share of net debt to EBITDA computed for the current quarter as annualized and adjusted pro forma for any completed investment activity. Management believes all of the leverage and other financial metrics it monitors, including those discussed above, provides useful information on total debt levels as well as the Company's ability to cover interest, principal and/or preferred dividend payments.  The Company currently targets a net debt to EBITDA multiple of 5.5 to 6.5 times.

Accounts Payable and Other Liabilities.  For the nine months ended September 30, 2012, accounts payable and other liabilities decreased $10.5 million or 11.6% and is primarily due to the decrease in contingent consideration related to the Eola purchase for which 1.8 million operating partnership units ("OP units") were issued during the first quarter of 2012 offset by an increase in property tax payable and valuation allowances on interest rate swaps.

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

Shelf Registration Statement.  The Company has a universal shelf registration statement on Form S-3 (No. 333-178001) that was declared effective by the Securities and Exchange Commission on December 5, 2011.  The Company may offer an indeterminate number or amount, as the case may be, of (i) shares of common stock, par value $0.001 per share; (ii) shares of preferred stock, par value $0.001 per share; and (iii) warrants to purchase preferred stock or common stock, all of which may be issued from time to time on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended, at an aggregate public offering price not to exceed $500 million.  As of September 30, 2012, the Company had $500 million of securities available for issuance under the registration statement.

The Company also has a registration statement on Form S-3 (No. 333-178003) that was declared effective by the Securities and Exchange Commission on February 28, 2012.  The Company may issue up to 1.8 million shares of common stock, par value $0.001 per share, to certain holders of common units of limited partnership interests in Parkway Properties LP ("PPLP"), a Delaware limited partnership.  The Company's indirect, controlled subsidiary is the general partner of PPLP.  Pursuant to the Partnership Agreement for PPLP, the Company may elect to deliver shares to common unit holders who wish to have their common units redeemed.  The Company filed the registration statement in order to satisfy its registration obligations under the Registration Rights Agreement, dated May 18, 2011, between the Company and certain holders of common units.  As of September 30, 2012, the Company had 307,000 shares of common stock available for issuance under the registration statement.

TPG Securities Purchase Agreement.  On May 3, 2012, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement"), by and among the Company and TPG.  Pursuant to the terms of the Purchase Agreement, on June 5, 2012, the Company issued to TPG 4.3 million shares, or approximately $48.4 million, of common stock and approximately 13.5 million shares, with an initial liquidation value of $151.6 million, of newly-created, non-voting Series E Cumulative Redeemable Convertible Preferred Stock (the "Series E Preferred Stock").  Parkway incurred approximately $13.9 million in transaction costs as it related to the issuance of equity and these were recorded as a reduction to proceeds received.  During the nine months ended September 30, 2012, the Company issued an additional 6,666 shares of Series E Preferred Stock and 6,198 shares of common stock to TPG in lieu of director's fees and paid approximately $2.3 million and $1.0 million in dividends on common stock and Series E Preferred Stock, respectively, to TPG.

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

The reconciliation of net income (loss) for Parkway Properties, Inc. to EBITDA and the computation of the Company's proportionate share of interest, fixed charge and modified fixed charge coverage ratios, as well as the net debt to EBITDA multiple is as follows for the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine Months Ended
	September 30
	2012	2011
	(Unaudited)
Net income (loss) for Parkway Properties, Inc.	$9,607	$(69,852)
Adjustments to net income (loss) for Parkway Properties, Inc.:
Interest expense	27,159	44,367
Amortization of financing costs	1,458	1,573
Non-cash adjustment for interest rate swap – discontinued operations	(215)	-
(Gain) loss on early extinguishment of debt	1,494	(302)
Acquisition costs (Parkway's share)	846	15,060
Depreciation and amortization	59,972	84,306
Amortization of share-based compensation	371	1,389
Gain on sale of real estate (Parkway's share)	(5,462)	(7,310)
Non-cash impairment loss on real estate – discontinued operations	-	65,702
Change in fair value of contingent consideration	216	(12,000)
Tax expense	143	50
EBITDA adjustments - unconsolidated joint ventures	58	306
EBITDA adjustments - noncontrolling interest in real estate partnerships	(36,418)	(39,963)
EBITDA (1)	$59,229	$83,326

Interest coverage ratio:
EBITDA	$59,229	$83,326
Interest expense:
Interest expense	$27,159	$44,367
Interest expense - unconsolidated joint ventures	21	108
Interest expense - noncontrolling interest in real estate partnerships	(11,277)	(14,306)
Total interest expense	$15,903	$30,169
Interest coverage ratio	3.7	2.8

Fixed charge coverage ratio:
EBITDA	$59,229	$83,326
Fixed charges:
Interest expense	$15,903	$30,169
Preferred dividends	9,143	7,341
Principal payments (excluding early extinguishment of debt)	6,115	9,246
Principal payments - unconsolidated joint ventures	6	26
Principal payments - noncontrolling interest in real estate partnerships	(1,769)	(1,990)
Total fixed charges	$29,398	$44,792
Fixed charge coverage ratio	2.0	1.9

Modified fixed charge coverage ratio:
EBITDA	$59,229	$83,326
Modified fixed charges:
Interest expense	$15,903	$30,169
Preferred dividends	9,143	7,341
Total modified fixed charges	$25,046	$37,510
Modified fixed charge coverage ratio	2.4	2.2

Net Debt to EBITDA multiple:
Annualized EBITDA (2)	$82,887	$106,822
Parkway's share of total debt:
Mortgage notes payable	$549,429	$978,981
Notes payable to banks	125,000	113,852
Adjustments for unconsolidated joint ventures	-	2,449
Adjustments for non-controlling interest in real estate partnerships	(272,880)	(433,592)
Parkway's share of total debt	401,549	661,690
Less: Parkway's share of cash	(30,096)	(14,165)
Parkway's share of net debt	$371,453	$647,525
Net Debt to EBITDA multiple	4.5	6.1

(1)
Parkway defines EBITDA, a non-GAAP financial measure, as net income before interest, income taxes, depreciation, amortization, acquisition costs, gains or losses on early extinguishment of debt, other gains and losses and fair value adjustments.  EBITDA, as calculated by us, is not comparable to EBITDA reported by other REITs that do not define EBITDA exactly as we do.

(2)	Annualized EBITDA includes the implied annualized impact of any acquisition or disposition activity during the period.

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

Parkway views EBITDA primarily as a liquidity measure and, as such, the GAAP financial measure most directly comparable to it is cash flows provided by operating activities.  Because EBITDA is not a measure of financial performance calculated in accordance with GAAP, it should not be considered in isolation or as a substitute for operating income, net income, or cash flows provided by operating, investing and financing activities prepared in accordance with GAAP.  The following table reconciles EBITDA to cash flows provided by operating activities for the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine Months Ended
	September 30
	2012	2011
	(Unaudited)
Cash flows provided by operating activities	$51,555	$25,027
Amortization of above market leases	(3,799)	(394)
Amortization of mortgage loan discount	-	400
Interest rate swap adjustment	(215)	-
Operating distributions from unconsolidated joint ventures	-	(507)
Interest expense	27,159	44,367
(Gain) loss on early extinguishment of debt	1,494	(302)
Acquisition costs (Parkway's share)	846	15,060
Tax expense - current	860	414
Change in deferred leasing costs	7,103	11,434
Change in receivables and other assets	(2,174)	20,990
Change in accounts payable and other liabilities	6,137	(5,443)
Adjustments for noncontrolling interests	(29,774)	(28,091)
Adjustments for unconsolidated joint ventures	37	371
EBITDA	$59,229	$83,326

Equity. Total equity increased $199.6 million or 31.7% during the nine months ended September 30, 2012, as a result of the following (in thousands):

Increase
(Decrease)
(Unaudited)
Net income attributable to Parkway Properties, Inc.	$9,607
Net loss attributable to noncontrolling interests	(1,790)
Net income	7,817
Change in market value of interest rate swaps	(4,214)
Comprehensive income	3,603
Common stock dividends declared	(8,283)
Preferred stock dividends declared	(8,132)
Convertible preferred dividends declared	(1,011)
Share-based compensation	371
Shares issued in lieu of Director's fees	263
Issuance of Common Stock	44,995
Conversion of 13,484,444 convertible preferred shares to common stock	141,173
Shares withheld to satisfy tax withholding obligation on vesting of restricted stock	(173)
Net shares distributed from deferred compensation plan	34
Issuance of 1.8 million operating partnership units	18,216
Sale of noncontrolling interest in Parkway Properties Office Fund, L.P.	(8,179)
Contribution of capital by noncontrolling interest	17,447
Distribution of capital to noncontrolling interest	(675)
$199,649

Results of Operations

Comments are for the three months and nine months ended September 30, 2012, compared to the three months and nine months ended September 30, 2011.

Net loss attributable to common stockholders for the three months ended September 30, 2012 was $582,000 as compared to net loss attributable to common stockholders of $55.7 million for the three months ended September 30, 2011.  Net income attributable to common stockholders for the nine months ended September 30, 2012 was $464,000 and net loss attributable to common stockholders for the nine month ended September 30, 2011 was $77.2 million.  The increase in net income attributable to common stockholders for the nine months ended September 30, 2012 compared to the same period for 2011 in the amount of $77.7 million is primarily attributable to Parkway's proportionate share of impairment losses recorded during 2011 on Fund I office properties,  net operating income recorded in 2012 from Fund II purchases which closed in the second quarter of 2011 and first quarter of 2012 and the purchase of Hearst Tower in second quarter of 2012, gains on sale of real estate from discontinued operations, and acquisition costs recognized in 2011.  Other variances for income and expense items that comprise net income (loss) attributable to common stockholders are discussed in detail below.

Office and Parking Properties. The analysis below includes changes attributable to same-store properties and acquisitions of office properties.  Same-store properties are consolidated properties that the Company owned for the current and prior year reporting periods, excluding properties classified as discontinued operations.  At September 30, 2012, same-store properties consisted of 34 properties comprising 8.5 million square feet.

The following table represents revenue from office and parking properties for the three months and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30					Nine Months Ended September 30
			Increase	%				Increase	%
	2012	2011	(Decrease)	Change		2012	2011	(Decrease)	Change
Revenue from office and parking properties:
Same-store properties	$43,916	$42,245	$1,671	4.0%		$97,004	$94,367	$2,637	2.8%
Properties acquired	11,082	-	11,082	*N/	M	52,991	10,372	42,619	*N/	M
Total revenue from office and parking properties	$54,998	$42,245	$12,753	30.2%		$149,995	$104,739	$45,256	43.2%
*N/M-Not Meaningful

Revenue from office and parking properties for same-store properties increased $2.6 million or 2.8% for the nine months ended September 30, 2012.  The primary reason for the increase is due to an increase in same store occupancy during the nine months ended September 30, 2012, compared to the same period of 2011 of approximately 180 basis points.

The following table represents property operating expenses for the three months and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30					Nine Months Ended September 30
			Increase	%				Increase	%
	2012	2011	(Decrease)	Change		2012	2011	(Decrease)	Change
Expense from office and parking properties:
Same-store properties	$18,140	$18,459	$(319)	-1.7%		$39,004	$39,918	$(914)	-2.3%
Properties acquired	3,117	-	3,117	*N/	M	19,796	3,349	16,447	*N/	M
Properties sold	-	12	(12)	*N/	M	3	18	(15)	-83.3%
Total expense from office and parking properties	$21,257	$18,471	$2,786	15.1%		$58,803	$43,285	$15,518	35.9%
*N/M-Not Meaningful

Property operating expenses for same-store properties decreased $914,000 or 2.3% for the nine months ended September 30, 2012, compared to the same period of 2011.  The primary reason for the decrease is due to a decrease in utilities, personnel costs, repairs and maintenance, and bad debt expense.

Depreciation and amortization expense attributable to office and parking properties increased $4.3 million and $20.7 million for the three months and nine months ended September 30, 2012, compared to the same period for 2011, respectively.  The primary reason for the increase is due to the purchase of eight office properties and an additional interest in one property during 2011 and three office properties and Hayden Ferry Garage during 2012.

Management Company Income and Expenses.  Management company income decreased $1.5 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 and increased $5.0 million for the nine months ended September 30, 2012 compared the nine months ended September 30, 2011.  Management company expenses increased $4.8 million for the nine months ended September 30, 2012 compared the nine months ended September 30, 2011.  The primary reason for the increases in management company income and expenses for the nine months ended September 30, 2012 is the purchase of the Eola Management Company in May 2011.

Acquisition Costs.  During the nine months ended September 30, 2012, the Company incurred $1.5 million in acquisition costs compared to $16.8 million for the same period in 2011, respectively.   The primary reason for the decrease is due to costs associated with the Eola combination and purchase of eight Fund II office properties that closed during the first half of 2011, compared with the purchase of three Fund II office properties and a parking garage and one wholly owned office property that closed during the nine months ended September 30, 2012.  Parkway's proportionate share of acquisition costs for the nine months ended September 30, 2012 and 2011 was $846,000 and $15.1 million, respectively.

Share-Based Compensation Expense. Compensation expense related to restricted shares and deferred incentive share units of $371,000 and $1.4 million was recognized for the nine months ended September 30, 2012 and 2011, respectively.  This expense is included in general and administrative expenses on the Company's Consolidated Statements of Operations and Comprehensive Income.  Total compensation expense related to nonvested awards not yet recognized was $1.4 million at September 30, 2012.  The weighted average period over which the expense is expected to be recognized is approximately 1.7 years.

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

Interest Expense. Interest expense from continuing operations, including amortization of deferred financing costs, decreased $355,000 or 4.0% for the three months ended September 30, 2012, compared to an increase of $3.3 million for the nine months ended September 30, 2012 compared to the same period of 2011 and is comprised of the following (in thousands):

	Three Months Ended September 30				Nine Months Ended September 30
			Increase	%			Increase	%
	2012	2011	(Decrease)	Change	2012	2011	(Decrease)	Change
Interest expense:
Mortgage interest expense	$7,622	$7,130	$492	6.9%	$22,847	$17,247	$5,600	32.5%
Credit facility interest expense	470	1,299	(829)	-63.8%	1,880	4,534	(2,654)	-58.5%
Loss on early extinguishment of debt	-	-	-	-	190	-	190	*N/	M
Mortgage loan cost amortization	174	151	23	15.2%	515	329	186	56.5%
Credit facility cost amortization	255	296	(41)	-13.9%	869	843	26	3.1%
Total interest expense	$8,521	$8,876	$(355)	-4.0%	$26,301	$22,953	$3,348	14.6%
*N/M-not meaningful

Mortgage interest expense increased $492,000 and $5.6 million for the three months and nine months ended September 30, 2012 compared to the same period for 2011, and is primarily due to new loans obtained or assumed during 2011 and 2012.

Credit facility interest expense decreased $829,000 and $2.7 million for the three months and nine months ended September 30, 2012 compared to the same period of 2011.  The decrease is due to a decrease in year-to-date average borrowings of $46.7 million due to the net proceeds from office property sales in 2011 and 2012 and proceeds received for the issuance of stock, which were used to pay down amounts outstanding under the credit facilities, offset by borrowings to fund the Company's equity investments in office properties purchased by Fund II during 2011 and 2012, as well as the purchase of Hearst Tower in 2012.

Discontinued Operations.  Discontinued operations is comprised of the following for the three months and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Statement of Operations:
Revenues
Income from office and parking properties	$836	$30,517	$13,857	$107,098
	836	30,517	13,857	107,098

Expenses
Office and parking properties:
Operating expense	543	13,359	6,450	47,907
Management company expense	53	76	291	202
Interest expense	468	7,023	3,845	22,792
Non-cash adjustment for interest rate swap	-	-	(215)	-
Depreciation and amortization	102	14,852	948	46,061
Impairment loss	-	127,007	-	128,707
	1,166	162,317	11,319	245,669

Income (loss) from discontinued operations	(330)	(131,800)	2,538	(138,571)
Gain on sale of real estate from discontinued operations	995	2,275	9,767	6,567
Total discontinued operations per Statement of Operations	665	(129,525)	12,305	(132,004)
Net (income) loss attributable to noncontrolling interest from discontinued operations	(545)	74,310	(4,219)	77,840
Total discontinued operations-Parkway's share	$120	$(55,215)	$8,086	$(54,164)

All current and prior period income from the following office property dispositions is included in discontinued operations for the three months and nine months ended September 30, 2012 (in thousands):

Office Property	Location	Square Feet	Date of Sale	Net Sales Price	Net Book Value of Real Estate	Gain (Loss) on Sale
233 North Michigan	Chicago, IL	1,070	05/11/2011	$156,546	$152,254	$4,292
Greenbrier I & II	Hampton Roads, VA	172	07/19/2011	16,275	15,070	1,205
Glen Forest	Richmond, VA	81	08/16/2011	8,950	7,880	1,070
Tower at Gervais	Columbia, SC	298	09/08/2011	18,421	18,421	-
Wells Fargo	Houston, TX	134	12/09/2011	-	-	-
Fund I Assets	Various	1,956	12/31/2011	256,823	250,699	11,258
2011 Dispositions (2)		3,711		$457,015	$444,324	$17,825

Falls Pointe	Atlanta, GA	107	01/06/2012	$5,824	$4,467	$1,357
111 East Wacker	Chicago, IL	1,013	01/09/2012	153,240	153,237	3
Renaissance Center	Memphis, TN	189	03/01/2012	27,661	24,629	3,032
Overlook II	Atlanta, GA	260	04/30/2012	29,467	28,689	778
Wink Building	New Orleans, LA	32	06/08/2012	705	803	(98)
Ashford/Peachtree	Atlanta, GA	321	07/01/2012	29,440	28,074	1,366
Non-Core Assets	Various	1,932	Various	125,486	122,157	3,329
2012 Dispositions (3)		3,854		$371,823	$362,056	$9,767

Office Property	Location	Square Feet	Date of Sale	Gross Sales Price
Properties Held for Sale and Expected to Close During Fourth Quarter 2012 (1)
Sugar Grove	Houston, TX	124	10/23/2012	$11,425
Total Properties Held for Sale		124		$11,425

(1) Gains on assets held for sale are expected to be finalized upon sale and reflected in the year ending December 31, 2012 financial statements.
(2) Total gain on the sale of real estate in discontinued operations recognized for the year ended December 31, 2011 was $17.8 million, of which $9.8 million was Parkway's proportionate share.
(3) Total gain on the sale of real estate in discontinued operations recognized during the nine months ended September 30, 2012 was $9.8 million, of which $4.9 million was Parkway's proportionate share.

During the nine months ended September 30, 2012, the Company completed its previously disclosed dispositions as part of its strategic objective of becoming a leading owner of high-quality office assets in higher growth markets in the Sunbelt.  As previously disclosed, the Company entered into an agreement to sell its interest in 13 office properties totaling 2.7 million square feet owned by Parkway Properties Office Fund, L.P. ("Fund I") to its existing partner in the fund for a gross sales price of $344.3 million.  As of December 31, 2011, Parkway had completed the sale of 9 of these 13 assets.  During the nine months ended September 30, 2012, the Company completed the sale of four Fund I assets totaling 770,000 square feet.  Accordingly, income from all Fund I properties has been classified as discontinued operations for all current and prior periods.  These Fund I assets had a total of $292.0 million in mortgage loans, of which $82.4 million was Parkway's share, with a weighted average interest rate of 5.6% that were assumed by the buyer upon closing.  Parkway received net proceeds from the sales of the Fund I assets of $14.2 million, which were used to reduce amounts outstanding under the Company's credit facilities.

Additionally, during the nine months ended September 30, 2012, the Company completed the sale of the 15 properties included in its strategic sale of a portfolio of non-core assets, for a gross sales price of $147.7 million and generating net proceeds to Parkway of approximately $94.3 million, with the buyer assuming $41.7 million in mortgage loans upon sale, of which $31.9 million was Parkway's share.  The 15 assets that were sold include five assets in Richmond, four assets in Memphis, and six assets in Jackson.  Income from these non-core assets has been classified as discontinued operations for all current and prior periods.

The Company completed the sale of three additional assets during the nine months ended September 30, 2012, including the sale of 111 East Wacker, a 1.0 million square foot office property located in Chicago, the Wink building, a 32,000 square foot office property in New Orleans, Louisiana, and Falls Pointe, a 107,000 square foot office property located in Atlanta and owned by Parkway Properties Office Fund II, L.P. ("Fund II") for a gross sales price of $157.4 million.  Parkway received approximately $4.8 million in net proceeds from these sales, which were used to reduce amounts outstanding under the Company's revolving credit facility.  In connection with the sale of 111 East Wacker, the buyer assumed a $147.9 mortgage loan upon sale.  Income from 111 East Wacker, the Wink building, and Falls Pointe has been classified as discontinued operations for all current and prior periods.

At September 30, 2012, assets and liabilities related to assets held for sale represented Sugar Grove, a 124,000 square foot office property in Houston, Texas.  On October 23, 2012, the Company sold Sugar Grove for $11.4 million and received $10.0 million in net proceeds, which will be used to fund future acquisitions.  Income from Sugar Grove has been classified as discontinued operations for all current and prior periods.  The assets and liabilities associated with Sugar Grove which have been classified as held for sale at September 30, 2012 are as follows (in thousands):

September 30 2012
Balance Sheet:
Investment property	$11,743
Accumulated depreciation	(5,071)
Office property held for sale	6,672
Rents receivable and other assets	359
Total assets held for sale	$7,031

Accounts payable and other liabilities	$361
Total liabilities related to assets held for sale	$361

Income Taxes.  The analysis below includes changes attributable to current income tax expenses and deferred income tax benefit for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30				Nine Months Ended September 30
			(Increase)%				(Increase)%
	2012	2011	Decrease	Change	2012	2011	Decrease	Change
Income tax (expense) benefit:
Income tax expense-current	$(231)	$(190)	$(41)	21.6%	$(860)	$(414)	$(446)	107.7%
Income tax benefit-deferred	238	364	(126)	-34.6%	717	364	353	97.0%
Total income tax (expense) benefit	$7	$174	$(167)	-96.0%	$(143)	$(50)	$(93)	186.0%

Current income tax expense increased $446,000 for the nine months ended September 30, 2012, compared to the same period of 2011.  The increase for the nine months ended September 30, 2012, is primarily attributable to an increase in revenue for the period from the Company's taxable REIT subsidiary, which was purchased in May 2011.  Deferred income tax benefit decreased $126,000 for the three months ended September 30, 2012 compared to the same period of 2011 and increased $353,000 for the nine months ended September 30, 2012 compared to the same period of 2011.  The increase for the nine months ended September 30, 2012 is primarily attributable to the change in deferred tax liability recorded as part of the purchase price allocation associated with the Eola Management Company.  At September 30, 2012, the deferred tax liability totaled $13.6 million.

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

Liquidity and Capital Resources

Statement of Cash Flows.  Net cash and cash equivalents were $53.6 million and $33.0 million at September 30, 2012 and 2011, respectively.  Net cash provided by operating activities was $51.6 million and $25.0 million for the nine months ended September 30, 2012 and 2011, respectively.  The increase in cash flows provided by operating activities of $26.5 million is primarily attributable to an increase in property net operating income due to the purchase of Hearst Tower and Fund II assets during 2011 and 2012, and a decrease in deferred leasing costs and acquisition costs.

Net cash used in investing activities for the nine months ended September 30, 2012 and 2011 was $296.4 million and $349.9 million, respectively.  The decrease in net cash used in investing activities of $53.5 million is primarily due to a decrease in investments in real estate in 2012, as well as the Company's purchase of the management company in 2011.

Net cash provided by financing activities was $223.2 million and $338.2 million for the nine months ended September 30, 2012 and 2011, respectively.  The decrease in net cash flows provided by financing activities of $115.0 million is primarily attributable to a decrease in bank borrowings, long-term financing and contributions from non-controlling interest partners to purchase office buildings offset by proceeds received from issuance of common stock and Series E cumulative convertible preferred stock in 2012.

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

At September 30, 2012, the Company had a total of $125.0 million outstanding under the following credit facilities (in thousands):

		Interest		Outstanding
Credit Facilities	Lender	Rate	Maturity	Balance
$10.0 Million Unsecured Working Capital Revolving Credit Facility (1)	PNC Bank	-%	03/29/16	$-
$190.0 Million Unsecured Revolving Credit Facility (1)	Various	-%	03/29/16	-
$125.0 Million Unsecured Term Loan (2)	Various	1.7%	09/27/17	125,000
		1.7%		$125,000

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

(2)
The interest rate on the term loan is based on LIBOR plus an applicable margin, of 1.5% to 2.3%, depending on overall Company leverage (with the current rate set at 1.5%.)  On September 28, 2012, the Company executed two floating-to-fixed interest rate swaps totaling $125 million, locking LIBOR at 0.7% for five years which is effective October 1, 2012.

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

On September 27, 2012, the Company closed a $125 million unsecured term loan.  The term loan has a maturity date of September 27, 2017, and has an accordion feature that allows for an increase in the size of the term loan to as much as $250 million.  Interest on the term loan is based on LIBOR plus an applicable margin of 150 to 225 basis points depending on overall Company leverage (with the current rate set at 150 basis points.)  The term loan has substantially the same operating and financial covenants as required by the Company's current unsecured revolving credit facility.  Keybanc Capital Markets, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as Joint Lead Arrangers and Joint Bookrunners on the term loan.  In addition, Keybank National Association acted as Administrative Agent; Bank of America, N. A. acted as Syndication Agent; and Wells Fargo Bank, National Association acted as Documentation Agent.  Other participating lenders include Royal Bank of Canada, PNC Bank, National Association, U. S. Bank National Association, and Trustmark National Bank.

On October 10, 2012, the Company exercised $25 million of the $160 million accordion feature of its existing unsecured revolving credit facility which matures in March 2016 and increased capacity from $190 million to $215 million with the additional borrowing capacity being provided by U.S. Bank National Association, bringing the total number of participating lenders to nine.  The interest rate on the credit facility is currently LIBOR plus 160 basis points.  Other terms and conditions under the credit facility remain unchanged.

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

On September 28, 2012, the Company executed two floating-to-fixed rate interest rate swaps for a notional amount totaling $125 million associated with its term loan that fixes LIBOR at 0.7% for five years with a maturity date of September 27, 2017.  The interest rate swaps were effective October 1, 2012.

The Company's interest rate hedge contracts at September 30, 2012, and 2011 are summarized as follows (in thousands):

						Fair Value
						Liability
Type of	Balance Sheet	Notional	Maturity		Fixed	September 30
Hedge	Location	Amount	Date	Reference Rate	Rate	2012	2011
Swap	Accounts payable and other liabilities	$23,500	12/01/14	1-month LIBOR	5.8%	$-	$(2,533)
Swap	Accounts payable and other liabilities	$12,088	11/18/15	1-month LIBOR	4.1%	(639)	(578)
Swap	Accounts payable and other liabilities	$50,000	09/27/17	1-month LIBOR	2.2%	(61)	-
Swap	Accounts payable and other liabilities	$75,000	09/27/17	1-month LIBOR	2.2%	(91)	-
Swap	Accounts payable and other liabilities	$33,875	11/18/17	1-month LIBOR	4.7%	(3,498)	(2,699)
Swap	Accounts payable and other liabilities	$22,000	01/25/18	1-month LIBOR	4.5%	(2,029)	(1,422)
Swap	Accounts payable and other liabilities	$48,750	01/25/18	1-month LIBOR	5.0%	(1,688)	-
Swap	Accounts payable and other liabilities	$9,250	09/30/18	1-month LIBOR	5.2%	(1,279)	(1,039)
Swap	Accounts payable and other liabilities	$22,500	10/08/18	1-month LIBOR	5.4%	(3,291)	(2,723)
Swap	Accounts payable and other liabilities	$22,100	11/18/18	1-month LIBOR	5.0%	(2,772)	(2,108)
						$(15,348)	$(13,102)

At September 30, 2012, the Company had $549.4 million in mortgage notes payable secured by office properties, with an average interest rate of 5.5%, and $125.0 million drawn under the Company's credit facilities.

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

The Company entered into a Securities Purchase Agreement with TPG on May 3, 2012.  See Note M for information regarding this investment.

The Company monitors a number of leverage and other financial metrics, including but not limited to debt to total asset value ratio, as defined in the loan agreements for the Company's credit facility.  In addition, the Company also monitors interest, fixed charge and modified fixed charge coverage ratios, as well as the net debt to EBITDA multiple.  The interest coverage ratio is computed by comparing the cash interest accrued to EBITDA. The interest coverage ratio for the nine months ended September 30, 2012 and 2011 was 3.7 and 2.7 times, respectively.  The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA.  The fixed charge coverage ratio for the nine months ended September 30, 2012 and 2011 was 2.0 and 1.9 times, respectively.  The modified fixed charge coverage ratio is computed by comparing the cash interest accrued and preferred dividends paid to EBITDA.  The modified fixed charge coverage ratio for the nine months ended September 30, 2012 and 2011 was 2.4 and 2.2 times, respectively.  The net debt to EBITDA multiple is computed by comparing Parkway's share of net debt to EBITDA for the current quarter, as annualized and adjusted pro forma for any completed investment activities.  The net debt to EBITDA multiple for the nine months ended September 30, 2012 and 2011 was 4.5 and 6.1 times, respectively.  Management believes various leverage and other financial metrics it monitors provide useful information on total debt levels as well as the Company's ability to cover interest, principal and/or preferred dividend payments.  The Company seeks to maintain over the long-term a net debt to EBITDA multiple of between 5.5 and 6.5 times.

The table below presents the principal payments due and weighted average interest rates for total mortgage notes payable, at September 30, 2012 (in thousands).

		Weighted	Total		Recurring
		Average	Mortgage	Balloon	Principal
		Interest Rate	Maturities	Payments	Amortization
Schedule of Mortgage Maturities by Years:
2012	*	5.5%	$2,163	$-	$2,163
2013		5.5%	9,002	-	9,002
2014		5.5%	10,160	-	10,160
2015		5.5%	11,121	-	11,121
2016		5.3%	104,120	94,798	9,322
2017		5.1%	116,439	107,907	8,532
Thereafter		5.7%	296,424	285,867	10,557
Total		5.5%	$549,429	$488,572	$60,857
Fair value at 09/30/12			$563,293
*Remaining three months

On October 5, 2012, Parkway entered into a purchase and sale agreement to acquire Westshore Corporate Center, a 170,000 square foot office property located in the Westshore submarket of Tampa, Florida, for a net purchase price of $22.5 million.  Parkway plans to assume the in-place first mortgage secured by the property, which has a current outstanding balance of approximately $14.5 million with a fixed interest rate of 5.8% and a maturity date of May 1, 2015. Westshore Corporate Center is currently managed by Parkway Realty Services and was formerly part of the Eola Capital LLC ("Eola") portfolio before Eola merged with Parkway in May 2011. Pursuant to the agreement formed between Parkway and the former Eola principals in December 2011, 100% of any proceeds received by the former principals will be granted to Parkway, and therefore Parkway will only be required to pay a purchase price of $22.5 million. Closing is expected to occur by the end of the fourth quarter 2012 and is subject to lender approval of the assumption of the existing mortgage secured by the property and other customary closing conditions. Parkway expects to fund this investment using excess cash and borrowings from its revolving credit facility.

On October 23, 2012, the Company sold Sugar Grove, a 124,000 square foot office property located in Houston, Texas for $11.4 million.  The company received $10.0 million in net proceeds, which will be used to fund future acquisitions.

On October 31, 2012, the Company entered into a purchase and sale agreement to acquire NASCAR Plaza, a 390,000 square foot office tower located in the central business district (CBD) of Charlotte, North Carolina, for a purchase price of approximately $100 million.  Parkway plans to assume the first mortgage secured by the property, which has a current outstanding balance of approximately $42.3 million with a current interest rate of 4.7% and a maturity date of March 30, 2016; however, Parkway intends to amend and restate the loan upon assumption to current market terms.  Closing is expected to occur by the end of the fourth quarter 2012 and is subject to customary closing conditions.  Parkway expects to fund this investment using excess cash and borrowings from its revolving credit facility.

The Company presently has plans to make recurring capital expenditures to its office properties during 2012 of approximately $17.5 to $18.5 million on a consolidated basis, with the same amount representing Parkway's proportionate share of recurring capital improvements.  During the nine months ended September 30, 2012, the Company incurred $12.3 million in recurring capital expenditures on a consolidated basis, with $11.8 million representing Parkway's proportionate share.  These costs include tenant improvements, leasing costs and recurring building improvements. Additionally, the Company presently has plans to make improvements related to upgrades on properties acquired in recent years that were anticipated at the time of purchase in 2012 of approximately $17.5 to $18.0 million on a consolidated basis, with approximately $10.0 to $10.5 million representing Parkway's proportionate share.  During the nine months ended September 30, 2012, the Company incurred $14.1 million related to upgrades on properties acquired in recent years that were anticipated at the time of purchase and major renovations that are nonrecurring in nature to office properties, with $4.8 million representing Parkway's proportionate share.  All such improvements were financed by cash flow from the properties, capital expenditure escrow accounts, advances from the Company's senior unsecured revolving credit facility and contributions from joint venture partners.

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

Funds From Operations ("FFO")

Management believes that FFO is an appropriate measure of performance for equity REITs and computes this measure in accordance with the National Association of Real Estate Investment Trusts' ("NAREIT") definition of FFO (including any guidance that NAREIT releases with respect to the definition). Funds from operations is defined by NAREIT as net income (computed in accordance with GAAP), reduced by preferred dividends, excluding gains or losses from sale of previously depreciated real estate assets, impairment charges related to depreciable real estate and extraordinary items under GAAP, plus depreciation and amortization, and after adjustments to derive the Company's pro rata share of FFO of consolidated and unconsolidated joint ventures.  Further, the Company does not adjust FFO to eliminate the effects of non-recurring charges.  The Company believes that FFO is a meaningful supplemental measure of its operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses.  However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient.  Thus, NAREIT created FFO as a supplemental measure of operating performance for real estate investment trusts that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. The Company believes that the use of FFO, combined with the required GAAP presentations, has been beneficial in improving the understanding of operating results of real estate investment trusts among the investing public and making comparisons of operating results among such companies more meaningful. FFO as reported by Parkway may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition. Funds from operations do not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States and is not an indication of cash available to fund cash needs.  Funds from operations should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

The following table presents a reconciliation of the Company's net income (loss) for Parkway Properties, Inc. to FFO for the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine Months Ended
	September 30
	2012	2011
Net income (loss) for Parkway Properties, Inc.	$9,607	$(69,852)
Adjustments to derive funds from operations:
Depreciation and amortization	59,046	38,342
Depreciation and amortization – discontinued operations	948	46,061
Noncontrolling interest depreciation and amortization	(24,260)	(25,351)
Noncontrolling interest – unit holders	(1)	(2)
Adjustments for unconsolidated joint ventures	-	101
Preferred dividends	(8,132)	(7,341)
Convertible preferred dividends	(1,011)	-
Gain on sale of real estate (Parkway's Share)	(4,914)	(7,310)
Impairment loss on real estate (Parkway's Share)	-	56,467
Funds from operations attributable to common stockholders (1)	$31,283	$31,115

(1)	Funds from operations attributable to common stockholders for the nine months ended September 30, 2012 and 2011 include the following items at Parkway's proportionate ownership share (in thousands):

	Nine Months Ended
	September 30
	2012	2011
(Gain) loss on extinguishment of debt	$896	$(302)
Acquisition costs	846	15,060
Non-recurring lease termination fee income	(1,947)	(5,554)
Change in fair value of contingent consideration	216	(12,000)
Non-cash adjustment for interest rate swap	(215)	-
Realignment expenses	2,278	-
Expenses related to litigation	-	119
Gain (loss) on non-depreciable real estate	(548)	9,235

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 26, 2012, the Company issued 6,198 shares of Common Stock to TPG VI Management, LLC as payment of a monitoring fee pursuant to the Management Services Agreement dated June 5, 2012.  The issuance of the Common Stock is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

The following table shows the total number of shares that the Company acquired during the three months ended September 30, 2012:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs

07/01/12 to 07/31/12	5,288	(1)	$11.19	-	-
08/01/12 to 08/31/12	-		-	-	-
09/01/12 to 09/30/12	-		-	-	-
Total	5,288		$11.19
(1) As permitted under the Company's equity compensation plan, these shares were withheld by the Company to satisfy tax withholding obligations for employees in connection with the vesting of stock. Shares withheld for tax withholding obligations do not affect the total number of shares available for repurchase under any approved common stock repurchase plan. At September 30, 2012, the Company did not have an authorized stock repurchase plan in place.

Item 6.  Exhibits

10.1	Term Loan Agreement by and among Parkway Properties LP, a Delaware limited partnership; Parkway Properties, Inc., a Maryland corporation; with KeyBanc Capital Markets, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Joint Lead Arrangers and Joint Bookrunners; KeyBank National Association as Administrative Agent; Bank of America, N. A. as Syndication Agent; Wells Fargo Bank, National Association as Documentation Agent; and the Lenders dated September 28, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 1, 2012).

10.2	Second Amendment to Amended and Restated Credit Agreement by and among Parkway Properties LP, a Delaware limited partnership; Parkway Properties, Inc., a Maryland corporation; with Wells Fargo Bank, National Association, as Administrative Agent; and the Lenders dated September 28, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 1, 2012).

10.3	Second Amendment to Limited Partnership Agreement of Parkway Properties Office Fund II, L.P. dated August 8, 2012.

10.4*	Consulting Agreement, dated August 27, 2012 by and between the Company and James M. Ingram.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Parkway Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations and comprehensive income, (iii) consolidated statement of changes in equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.**
* Denotes management contract or compensatory plan or arrangement.
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

DATE: November 2, 2012
  PARKWAY PROPERTIES, INC.

  BY: /s/ Mandy M. Pope
  Mandy M. Pope
  Executive Vice President and
  Chief Accounting Officer