Form 10-K
period 2012-12-31
PARKWAY PROPERTIES INC
filed 2013-03-06
CIK 729237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
 ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, at June 30, 2012 was $293.6 million.

 The number of shares outstanding in the registrant's class of common stock at March 1, 2013 was 56,110,959.

 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III.

PARKWAY PROPERTIES, INC.

TABLE OF CONTENTS

Forward-Looking Statements
Certain sections of this of this Annual Report on Form 10-K contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). Examples of forward-looking statements include projected capital resources, projected profitability and portfolio performance, estimates of market rental rates, projected capital improvements, expected sources of financing, expectations as to the timing of closing of acquisitions, dispositions or other transactions, the expected operating performance of anticipated near-term acquisitions and descriptions relating to these expectations, including without limitation, the anticipated net operating income yield.  We caution investors that any forward-looking statements presented in this Annual Report on Form 10-K are based on management's beliefs and assumptions made by, and information currently available to, management. When used, the words "anticipate," "believe," "expect," "intend," "may," "might," "plan," "estimate," "project," "should," "will," "result" and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions.
Forward-looking statements involve risks and uncertainties (some of which are beyond our control) and are subject to change based upon various factors, including but not limited to the following risks and uncertainties:
•	changes in the real estate industry and in performance of the financial markets;

•	competition in the leasing market;

•	the demand for and market acceptance of our properties for rental purposes;

•	oversupply of office properties in our geographic markets;

•	the amount and growth of our expenses;

•	tenant financial difficulties and general economic conditions, including increasing interest rates, as well as economic conditions in our geographic markets;

•	defaults or non-renewal of leases;

•	risks associated with joint venture partners;

•	the risks associated with the ownership of real property, including risks related to natural disasters;

•	risks associated with property acquisitions;

•	the failure to acquire or sell properties as and when anticipated;

•	illiquidity of real estate;

•	derivation of a significant portion of our revenue from a small number of assets;

•	termination or non-renewal of property management contracts;

•	the bankruptcy or insolvency of companies for which we provide property management services or the sale of these properties;

•	the outcome of claims and litigation involving or affecting us;

•	the ability to satisfy conditions necessary to close pending transactions;

•	compliance with environmental and other regulations, including real estate and zoning laws;

•	our inability to obtain financing;

•	our inability to use net operating loss carryforwards; and

•	our failure to maintain our status as real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code.
A discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, our business, financial condition, liquidity, cash flows and results could differ materially from those expressed in any forward-looking statement. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. Any forward-looking statements speak only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict the occurrence of those matters or the manner in which they may affect us. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes.

PART I
ITEM I. Business

As used herein, the terms "we," "us," "our" "Parkway" and the "Company" refer to Parkway Properties, Inc., a Maryland corporation, individually or together with its subsidiaries, including Parkway Properties LP, a Delaware limited partnership, and our predecessors.  The term "operating partnership" refers to Parkway Properties LP, individually or together with its subsidiaries. Unless otherwise indicated, all references to square feet represent net rentable area.

Overview

We are a self-administered real estate investment trust ("REIT") specializing in the ownership of quality office properties in higher growth submarkets in the Sunbelt region of the United States.  We owned or had an interest in 43 office properties located in nine states with an aggregate of approximately 11.9 million square feet of leasable space at January 1, 2013.  Part I. Item 2. "Properties – Office Buildings" includes a complete listing of properties by market.  We offer fee-based real estate services through wholly owned subsidiaries, which in total managed and/or leased approximately 10.8 million square feet for third-party property owners at January 1, 2013.

Administration

We were formed as a corporation under the laws of the State of Maryland in 1996 and elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 1997. We generally perform commercial real estate leasing, management and acquisition services on an in-house basis.  As of December 31, 2012, we had 286 employees.  Our principal executive office is located at 390 North Orange Avenue, Suite 2400, Orlando, FL 32801 and our telephone number is (407) 650-0593.  In addition, we have regional offices in Jackson, MS and Jacksonville, FL.

Business Objective and Operating Strategies

Our business objective is to maximize long-term stockholder value by generating sustainable cash flow growth and increasing the long-term value of our real estate assets through operations, acquisitions and capital recycling, while maintaining a conservative and flexible balance sheet. We intend to achieve this objective by executing the following business and growth strategies:

•
Create Value as the Leading Owner of Quality Assets in Core Submarkets. Our investment strategy is to pursue attractive returns by focusing primarily on owning high-quality office buildings and portfolios that are well-located and competitively positioned within central business district and urban infill locations within our core submarkets in the Sunbelt region of the United States.   In these submarkets, we seek to maintain a portfolio that consists of core, core-plus, and value-add investment opportunities.  Further, we intend to pursue an efficient capital allocation strategy that maximizes the returns on our invested capital.  This may include selectively disposing of properties when we believe returns have been maximized and redeploying capital into acquisitions or other opportunities.

•
Maximize Cash Flow by Continuing to Enhance the Operating Performance of Each Property.  We provide property management and leasing services to our portfolio, actively managing our properties and leveraging our tenant relationships to improve operating performance, maximize long-term cash flow and enhance stockholder value.  We seek to attain a favorable customer retention rate by providing outstanding property management and customer service programs responsive to the varying needs of our diverse temant base.  We also employ a judicious prioritization of capital projects to focus on projects that enhance the value of our property through increased rental rates, occupancy, service delivery, or enhanced reversion value.

•
Realize Leasing and Operational Efficiencies and Gain Local Advantage.  We concentrate our real estate portfolio in submarkets where we believe that we can maximize market penetration by accumulating a critical mass of properties and thereby enhance operating efficiencies.  We believe that strengthening our local presence and leveraging our extensive market relationships will yield superior market information and service delivery and facilitate additional investment opportunities to create long-term stockholder value.

Joint Ventures and Partnerships

Investing in wholly owned properties is the highest priority of our capital allocation. However, we may selectively pursue joint ventures if we determine that such a structure will allow us to reduce anticipated risks related to a property or portfolio or to address unusual operational risks.  Under the terms of these joint ventures and partnerships, where applicable, we will seek to manage all phases of the investment cycle including acquisition, financing, operations, leasing and dispositions, and we expect to receive fees for providing these services.

At December 31, 2012, we had one partnership structured as a discretionary fund.  Parkway Properties Office Fund II, L.P. ("Fund II"), a $750.0 million discretionary fund, was formed on May 14, 2008 and was fully invested at February 10, 2012.  Fund II was structured with Teacher Retirement System of Texas ("TRST") as a 70% investor and our operating partnership is a 30% investor, with an original target capital structure of approximately $375.0 million of equity capital and $375.0 million of non-recourse, first mortgage debt.  Fund II currently owns 13 properties totaling 4.2 million square feet in Atlanta, Charlotte, Phoenix, Jacksonville, Orlando, Tampa and Philadelphia. In August 2012, Fund II increased its investment capacity by $20.0 million to purchase Hayden Ferry Lakeside III, IV and V, which consists of a 2,500 space parking garage, a 21,000 square foot office property and a vacant parcel of development land, all adjacent to Fund II's Hayden Ferry Lakeside I and Hayden Ferry Lakeside II office properties in Phoenix.

We serve as the general partner of Fund II and provide asset management, property management, leasing and construction management services to the fund, for which we are paid market-based fees.  Cash is distributed by Fund II pro rata to each partner until a 9% annual cumulative preferred return is received and invested capital is returned.  Thereafter, 56% will be distributed to TRST and 44% to us.  The term of Fund II is seven years from the date the fund was fully invested, or until February 2019, with provisions to extend the term for two additional one-year periods at our discretion.

Third-Party Management

We benefit from a fully integrated management infrastructure, provided by our wholly owned subsidiaries (collectively, our "management companies").  As of January 1, 2013, our management companies managed and/or leased properties containing an aggregate of approximately 22.6 million net rentable square feet, of which approximately 11.8 million net rentable square feet related to properties owned fully or partially by us and approximately 10.8 million net rentable square feet related to properties owned by third parties.

Financing Strategy

Our financing strategy is to maintain a strong and flexible financial position by limiting our debt to a prudent level.  We monitor a number of leverage and other financial metrics defined in our senior unsecured revolving credit facility and unsecured term loan, which includes but is not limited to our total debt to total asset value.  In addition, we also monitor interest, fixed charge and modified fixed charge coverage ratios as well as the net debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") multiple.  Other traditional measures of leverage are also monitored.  Management believes all of the leverage and other financial metrics it monitors, including those discussed above, provide useful information on total debt levels as well as our ability to cover interest, principal and/or preferred dividend payments with current income.  We seek to maintain over the long-term a net debt to EBITDA multiple of between 5.5 and 6.5 times.

We intend to finance future growth and future maturing debt with the most advantageous source of capital when available, while also maintaining our variable interest rate exposure at a prudent level.  We expect to continue seeking primarily fixed rate, non-recourse mortgage financing with maturities from five to ten years typically amortizing over 25 to 30 years on select office building investments as additional capital is needed.  Sources of capital may include selling common or preferred equity through public offerings or private placements.

We may, in appropriate circumstances, acquire one or more properties in exchange for our equity securities.  We have no set policy as to the amount or percentage of our assets that may be invested in any specific property.  Rather than a specific policy, we evaluate each property in terms of whether and to what extent the property meets our investment criteria and strategic objectives. The strategies and policies set forth above were determined and are subject to review by our Board of Directors, which may change such strategies or policies based upon their evaluation of the state of the real estate market, the performance of our assets, capital and credit market conditions, and other relevant factors.

Capital Allocation

Capital allocation receives constant review by management and our Board of Directors, which considers many factors including the capital markets, our weighted average cost of capital, buying criteria, the real estate market and management of the risk associated with the rate of return.  We examine all aspects of each type of investment, whether it is fee simple, a joint venture or a mortgage loan receivable, including but not limited to the estimated discount to replacement cost, current yield, and the leveraged and unleveraged internal rate of return.

Segment Reporting

Our primary business is the ownership and operation of office properties. We account for each office property or groups of related office properties as an individual operating segment.  We have aggregated our individual operating segments into a single reporting segment due to the fact that the individual operating segments have similar operating and economic characteristics, such as being leased by the square foot, sharing the same primary operating expenses and ancillary revenue opportunities and being cyclical in the economic performance based on current supply and demand conditions.  The individual operating segments are also similar in that revenues are derived from the leasing of office space to tenants and each office property is managed and operated consistently in accordance with our standard operating procedures.  The range and type of tenant uses of our properties is similar throughout our portfolio regardless of location or class of building and the needs and priorities of our tenants do not vary widely from building to building.  Therefore, our management responsibilities do not vary widely from location to location based on the size of the building, geographic location or class.

Regulation/Environmental

We believe that our properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. We are not aware of any environmental condition that we believe would have a material adverse effect on our capital expenditures, earnings or competitive position (before consideration of any potential insurance coverage). Nevertheless, it is possible that there are material environmental conditions and liabilities of which we are unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations or future interpretations of existing requirements will not impose any material environmental liability or (ii) the current environmental condition of our properties has not been or will not be affected by tenants and occupants of our properties, by the condition of properties in the vicinity of our properties or by third parties.

Insurance

We, or in certain instances, tenants at our properties, carry comprehensive commercial general liability, fire, extended coverage, business interruption, rental loss coverage and umbrella liability coverage on all of our properties and wind, flood and hurricane coverage on properties in areas where we believe such coverage is warranted, in each case with limits of liability that we deem adequate.  Similarly, we are insured against the risk of direct physical damage in amounts we believe to be adequate to reimburse us, on a replacement basis, for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period. We believe that our insurance coverage contains policy specifications and insured limits that are customary for similar properties, business activities and markets, and we believe our properties are adequately insured.  We do not carry insurance for generally uninsured losses, including, but not limited to, losses caused by riots, war or acts of God. In the opinion of our management, our properties are adequately insured.

Competition

We compete with a considerable number of other real estate companies, financial institutions, pension funds, private partnerships, individual investors and others when attempting to acquire and lease office space in the markets in which we own properties.  Principal factors of competition in our business are the quality of properties (including the design and condition of improvements), leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the quality and breadth of tenant services provided and reputation as an owner and operator of quality office properties in the relevant market.  Our ability to compete also depends on, among other factors, trends in the national and local economies, financial condition and operating results of current and prospective tenants, availability and cost of capital, taxes and governmental regulations and legislation.

Available Information

We make available free of charge on the "Investors" page of our web site, www.pky.com, our filed and furnished reports on Form 10-K, 10-Q and 8-K and all amendments thereto, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.  The information on our website is not and should not be considered part of this Annual Report and is not incorporated by reference in this document.

Our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee of our Board of Directors are available on the "Investors" page of our web site.  Copies of these documents are also available free of charge in print upon written request addressed to Investor Relations, Parkway Properties, Inc., 390 North Orange Avenue, Suite 2400, Orlando, Florida 32801.

ITEM 1A.                          Risk Factors.

In addition to the other information contained or incorporated by reference in this document, readers should carefully consider the following risk factors.  Any of these risks or the occurrence of any one or more of the uncertainties described below could have a material adverse effect on our financial condition and the performance of our business.
Risks Related to Our Properties and Business
We face risks associated with our recent and future property acquisitions.
Since January 1, 2012, we have acquired nine office properties totaling over 3.4 million square feet of office space, increasing the total square footage of our portfolio by approximately 24%.  In addition, we intend to continue to pursue the acquisition of properties and portfolios of properties, including large portfolios that could further increase our size and result in further alterations to our capital structure.  Our acquisition activities and their success are subject to the following risks:
•
acquisition agreements contain and will likely contain conditions to closing, including completion of due diligence investigations to our satisfaction or other conditions that are not within our control, which may not be satisfied;

•	we may be unable to finance acquisitions on favorable terms or at all;
•	acquired properties may fail to perform as expected;
•	the actual costs of repositioning or redeveloping acquired properties may be higher than our estimates;
•	we may not be able to obtain adequate insurance coverage for new properties;
•
acquired properties may be located in new markets where we face risks associated with an incomplete knowledge or understanding of the local market and a limited number of established business relationships in the area; and

•
we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, to the transferor with respect to unknown liabilities, including liabilities for clean-up of undisclosed environmental contamination.  As a result, if a claim were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle it, which could adversely affect our cash flow.

Our business and operating results could be negatively affected if we are unable to integrate our recent and future acquisitions successfully.
Integration of acquisitions involves a number of significant risks, including the diversion of management's attention to the assimilation of the operations of the acquired businesses or assets; difficulties in the integration of operations and systems; the inability to realize potential operating synergies; difficulties in the assimilation and retention of the personnel of the acquired companies; accounting, regulatory or compliance issues that could arise, including internal control over financial reporting; and challenges in retaining the customers of the combined businesses.  Further, acquisitions may have a material adverse impact on our operating results if unanticipated expenses or charges to earnings were to occur, including unanticipated operating expenses and depreciation and amortization expenses over the useful lives of certain assets acquired, as well as costs related to potential impairment charges, assumed litigation and unknown liabilities.  If we are unable to successfully integrate our recent and future acquisitions in a timely and cost-effective manner, our operating results could be negatively affected.
Competition for acquisitions may reduce the number of acquisition opportunities available to us and increase the costs of those acquisitions.
We plan to continue to acquire properties as we are presented with attractive opportunities.  We may face competition for acquisition opportunities from other investors and this competition may adversely affect us by subjecting us to the following risks:

•
an inability to acquire a desired property because of competition from other well-capitalized real estate investors, including publicly traded and privately held REITs, private real estate funds, domestic and foreign financial institutions, life insurance companies, sovereign wealth funds, pension trusts, partnerships and individual investors; and

•	an increase in the purchase price for such acquisition property in the event we are able to acquire such desired property.
TPG VI Pantera Holdings, L.P. is a significant stockholder and may have conflicts of interest with us in the future.
As of December 31, 2012, TPG VI Pantera Holdings, L.P. ("TPG Pantera") owned approximately 42.1% of our issued and outstanding common stock. As a result, TPG Pantera is our largest single stockholder, while no other stockholder is permitted to own more than 9.8% of our common stock, except as approved by our board of directors pursuant to the terms of our charter. In addition, so long as TPG Pantera owns at least 10% of our issued and outstanding common stock, TPG Pantera has a pre-emptive right to participate in our future equity issuances, subject to certain conditions. This concentration of ownership in one stockholder could potentially be disadvantageous to other stockholders' interests. In addition, if TPG Pantera were to sell or otherwise transfer all or a large percentage of its holdings, our stock price could decline and we could find it difficult to raise capital, if needed, through the sale of additional equity securities.
The interests of TPG Pantera and its affiliates may differ from the interests of our other stockholders in material respects. For example, TPG Pantera and its affiliates may have an interest in directly or indirectly pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their other equity investments, even though such transactions might involve risks to us. TPG Pantera and its affiliates are in the business of making or advising on investments in companies and may from time to time in the future acquire interests in, or provide advice to, businesses that directly or indirectly compete with certain portions of our business. They may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.
Our stockholders agreement with TPG Pantera and TPG VI Management, LLC grants TPG Pantera certain rights that may restrain our ability to take various actions in the future.
In connection with TPG Pantera's May 2012 investment in us, we entered into a stockholders agreement with TPG Pantera and TPG VI Management, LLC, an affiliate of TPG Pantera (collectively, the "TPG Entities"), pursuant to which we granted TPG Pantera certain rights that may restrain our ability to take various actions in the future. Under the stockholders agreement, as amended, we have agreed to maintain a nine member board of directors, and TPG Pantera will have the right to nominate a specified number of directors to the board and to have a specified number of such directors appointed to each committee of the board of directors for so long as TPG Pantera's ownership percentage of our common stock is equal to or greater than 5%. TPG Pantera will be entitled to nominate to the board (i) four directors if TPG Pantera's ownership percentage of our common stock is at least 25% and it continues to own at least 90% of the shares of our common stock that it owned as of the completion of our underwritten public offering in December 2012 (the "2012 offering"), which is approximately 21.2 million shares, (ii) three directors if TPG Pantera's ownership percentage is at least 20% but less than 25% and it continues to own at least 70% of the shares of our common stock that it owned as of the completion of the 2012 offering, which is approximately 16.5 million shares, (iii) two directors if TPG Pantera's ownership percentage is at least 15% but less than 20%, and (iv) one director if TPG Pantera's ownership percentage is at least 5% but less than 15%. In addition, we have agreed to constitute each of our board committees as a four member committee and (i) for so long as TPG Pantera's ownership percentage of our common stock is equal to or greater than 22.5%, TPG Pantera has the right to have two of its nominated directors appointed to each committee of the board, and (ii) for so long as TPG Pantera's ownership percentage is equal to or greater than 5% but less than 22.5%, TPG Pantera will have the right to have one of its nominated directors appointed to each committee of the board.
Pursuant to the terms of the stockholders agreement, TPG Pantera also will have the right to consent to certain actions related to our corporate existence and governance, including any change in the rights and responsibilities of either the investment committee of the board or the compensation committee of the board, for so long as TPG Pantera's ownership percentage of our common stock is equal to or greater than 22.5%, other than in connection with any change in control.

In addition, for so long as TPG Pantera's ownership percentage of our common stock is equal to or greater than 5%, other than in connection with any change in control of us, the rights and responsibilities of the investment committee of the board will include (i) except for certain permitted issuances relating to outstanding rights to purchase or acquire our capital stock, compensation arrangements and acquisition transactions, any sale or issuance of any capital stock or other security, (ii) any incurrence of indebtedness with a principal amount greater than $20 million, and (iii) any other matters over which the investment committee currently has approval authority, including without limitation material asset acquisitions and dispositions. During such period, the rights and responsibilities of the compensation committee of the board will include (i) the hiring or termination of any our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer or Chief Investment Officer, or any material change in any of the duties of any such executive officer, and (ii) any approval of future compensation arrangements for such officers. During such period, the board may not approve such matters without the affirmative approval of the investment committee or the compensation committee, as applicable.
Our performance is subject to risks inherent in owning real estate investments.
Our investments are generally made in office properties.  We are, therefore, generally subject to risks incidental to the ownership of real estate.  These risks include:
•	changes in supply of or demand for office properties or tenants for such properties in areas in which we own buildings;
•	the ongoing need for capital improvements;
•	increased operating costs, which may not necessarily be offset by increased rents, including insurance premiums, utilities and real estate taxes, due to inflation and other factors;
•	changes in tax, real estate and zoning laws;
•	changes in governmental rules and fiscal policies;
•	inability of tenants to pay rent;
•
existence and quality of competition, such as the attractiveness of our properties as compared to our competitors' properties based on considerations such as convenience of location, rental rates, amenities and safety record; and

•	civil unrest, acts of war, acts of God, including earthquakes, hurricanes and other natural disasters (which may result in uninsured losses), and other factors beyond our control.
Should any of these events occur, our financial condition and results of operations could be adversely affected.
The economic conditions of our primary markets affect our operations.
Substantially all of our properties are located in the Southeastern and Southwestern United States and, therefore, our financial condition and ability to make distributions to our stockholders is linked to economic conditions in these markets as well as the market for office space generally in these markets.  A downturn in these markets, particularly increases in unemployment, may adversely affect our financial condition and results of operations.

If recent adverse global market and economic conditions worsen or do not fully recover, our business, financial condition and results of operations could be adversely affected.
In the U.S., market and economic conditions continue to be challenging with tighter credit conditions and modest growth.  Although the U.S. economy has emerged from the recent recession and economic data reflects a stabilization of the economy and credit markets, the cost and availability of credit and the commercial real estate market generally may be adversely affected by persistent high levels of unemployment, insufficient consumer demand or confidence, the impacts of "sequestration" under the Budget Control Act of 2011 or other changes in the U.S. federal budgetary process, the on-going European sovereign debt crisis, changes in regulatory environments and other macro-economic factors.  If current economic conditions deteriorate, business layoffs, downsizing, industry slowdowns and other similar factors that affect our customers could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio.  The timing of changes in occupancy levels tends to lag the timing of changes in overall economic activity and employment levels.  Additionally, deteriorating economic conditions could have an impact on our lenders or customers, causing them to fail to meet their obligations to us. No assurances can be given that the current economic conditions will continue to improve, and if the economic recovery slows or stalls, our ability to lease our properties and increase or maintain rental rates may be effected, which would have a material adverse effect on our business, financial condition and results of operations.

We face considerable competition in the leasing market and may be unable to renew existing leases or re-let space on terms similar to our existing leases, or we may expend significant capital in our efforts to re-let space, which may adversely affect our financial condition and results of operations.
Each year, we compete with a number of other owners and operators of office properties to renew leases with our existing tenants and to attract new tenants.  To the extent that we are able to renew leases that are scheduled to expire in the short-term or re-let such space to new tenants, heightened competition resulting from adverse market conditions may require us to utilize rent concessions and tenant improvements to a greater extent than we historically have.  In addition, the economic downturn of the last several years has led to increased competition for credit worthy tenants and we may have difficulty competing with competitors who have purchased properties at depressed prices because our competitor's lower cost basis in their properties may allow them to offer space at reduced rental rates.
If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose potential tenants, and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants upon expiration of their existing leases.  Even if our tenants renew their leases or we are able to re-let the space, the terms and other costs of renewal or re-letting, including the cost of required renovations, increased tenant improvement allowances, leasing commissions, declining rental rates, and other potential concessions, may be less favorable than the terms of our current leases and could require significant capital expenditures.  If we are unable to renew leases or re-let space in a reasonable time, or if rental rates decline or tenant improvement, leasing commissions, or other costs increase, our financial condition and results of operations could be adversely affected.
An oversupply of space in our markets would typically cause rental rates and occupancies to decline, making it more difficult for us to lease space at attractive rental rates, if at all.
Undeveloped land in many of the markets in which we operate is generally more readily available and less expensive than in higher barrier-to-entry markets such as New York, Chicago, Boston, San Francisco and Los Angeles.  As a result, even during times of positive economic growth, our competitors could construct new buildings that would compete with our properties.  Any such oversupply could result in lower occupancy and rental rates in our portfolio, which would have a negative impact on our results of operations.
Tenant defaults could adversely affect our operations.
The majority of our revenues and income come from rental income from real property.  As such, our revenues and income could be adversely affected if a significant number of our tenants defaulted under their lease obligations.  Our ability to manage our assets is also subject to federal bankruptcy laws and state laws that limit creditors' rights and remedies available to real property owners to collect delinquent rents.  If a tenant becomes insolvent or bankrupt, we cannot be sure that we could recover the premises from the tenant promptly or from a trustee or debtor-in-possession in any bankruptcy proceeding relating to that tenant.  We also cannot be sure that we would receive rent in the proceeding sufficient to cover our expenses with respect to the premises.  If a tenant becomes bankrupt, the federal bankruptcy code will apply and, in some instances, may restrict the amount and recoverability of our claims against the tenant.  A tenant's default on its obligations to us could adversely affect our financial condition and results of operations.
Some of our leases provide tenants with the right to terminate their leases early, which could have an adverse effect on our cash flow and results of operations.

Certain of our leases permit our tenants to terminate their leases as to all or a portion of the leased premises prior to their stated lease expiration dates under certain circumstances, such as providing notice by a certain date and, in most cases, paying a termination fee.  To the extent that our tenants exercise early termination rights, our cash flow and earnings will be adversely affected, and we can provide no assurances that we will be able to generate an equivalent amount of net effective rent by leasing the vacated space to new third party tenants.
Our expenses may remain constant or increase, even if our revenues decrease, causing our results of operations to be adversely affected.
Costs associated with our business, such as mortgage payments, real estate taxes, insurance premiums and maintenance costs, are relatively inflexible and generally do not decrease, and may increase, when a property is not fully occupied, rental rates decrease, a tenant fails to pay rent or other circumstances cause a reduction in property revenues.  As a result, if revenues drop, we may not be able to reduce our expenses accordingly, which would adversely affect our results of operations.

Illiquidity of real estate may limit our ability to vary our portfolio.
Real estate investments are relatively illiquid.  Our ability to vary our portfolio by selling properties and buying new ones in response to changes in economic and other conditions may therefore be limited.  In addition, the Internal Revenue Code limits our ability to sell our properties by imposing a penalty tax of 100% on the gain derived from prohibited transactions, which are defined as sales of property held primarily for sale to tenants in the ordinary course of a trade or business.  The frequency of sales and the holding period of the property sold are two primary factors in determining whether the property sold fits within this definition.  These considerations may limit our opportunities to sell our properties.  If we must sell an investment, we cannot assure you that we will be able to dispose of the investment in the time period we desire or that the sales price of the investment will recoup or exceed our cost for the investment, or that the penalty tax would not be assessed.
We rely on three properties for a significant portion of our revenue.

As of December 31, 2012, three of our properties, Hearst Tower, Phoenix Tower and NASCAR Plaza, together accounted for approximately 23% of our portfolio's annualized base rent, and no other property accounted for more than approximately 6% of our portfolio's annualized base rent. Our revenue and cash available for distribution to our stockholders would be materially and adversely affected if these properties were materially damaged or destroyed. Additionally, our revenue and cash available for distribution to our stockholders would be materially adversely affected if tenants at these properties experienced a downturn in their business, which could weaken their financial condition and result in their failure to make timely rental payments, defaulting under their leases or filing for bankruptcy.

Our joint venture investments could be adversely affected by the capital markets, our lack of sole decision-making authority, our reliance on joint venture partner's financial condition and any disputes that may arise between us and our joint venture partners.
We have in the past co-invested, and may in the future co-invest, with third parties through partnerships, joint ventures or other structures, acquiring non-controlling interests in, or sharing responsibility for managing the affairs of, a property, partnership, co-tenancy or other entity. Therefore, we may not be in a position to exercise sole decision-making authority regarding the properties owned through joint ventures.  In addition, investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including potential deadlocks in making major decisions, restrictions on our ability to exit the joint venture, reliance on our joint venture partners and the possibility that joint venture partners might become bankrupt or fail to fund their share of required capital contributions, thus exposing us to liabilities in excess of our share of the investment.  The funding of our capital contributions may be dependent on proceeds from asset sales, credit facility advances and/or sales of equity securities.  Joint venture partners may have business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives.  We may in specific circumstances be liable for the actions of our joint venture partners.   In addition, any disputes that may arise between us and joint venture partners may result in litigation or arbitration that would increase our expenses.
We and our properties are subject to various federal, state and local regulatory requirements, such as environmental laws, state and local fire and safety requirements, building codes and land use regulations.
We and our properties are subject to various federal, state and local regulatory requirements, such as environmental laws, state and local fire and safety requirements, building codes and land use regulations. Failure to comply with these requirements could subject us to governmental fines or private litigant damage awards.  In addition, compliance with these requirements, including new requirements or stricter interpretation of existing requirements, may require us to incur significant expenditures.   We do not know whether existing requirements will change or whether future requirements, including any requirements that may emerge from pending or future climate change legislation, will develop. In addition, as a current or former owner or operator of real property, we may be subject to liabilities resulting from the presence of hazardous substances, waste or petroleum products at, on or emanating from such property, including investigation and cleanup costs; natural resource damages; third-party liability for cleanup costs, personal injury or property damage; and costs or losses arising from property use restrictions. Cleanup liabilities are often imposed without regard to whether the owner or operator knew of, or was responsible for, the presence of such contamination, and the liability may be joint and several. Moreover, buildings and other improvements on our properties may contain asbestos-containing material or could have indoor air quality concerns (e.g., from mold), which may subject us to costs, damages and other liabilities including cleanup and personal injury liabilities. The foregoing could adversely affect occupancy and our ability to develop, sell or borrow against any affected property and could require us to make significant unanticipated expenditures that would adversely impact our business, financial condition and results of operations.

We may be adversely affected by laws, regulations or other issues related to climate change.
If we become subject to laws or regulations related to climate change, our business, results of operations and financial condition could be impacted adversely.  The federal government has enacted, and some of the states and localities in which we operate may enact certain climate change laws and regulations or have begun regulating carbon footprints and greenhouse gas emissions.  Although these laws and regulations have not had any known material adverse effects on our business to date, they could result in substantial compliance costs, retrofit costs and construction costs, including monitoring and reporting costs and capital expenditures for environmental control facilities and other new equipment.  Furthermore, our reputation could be negatively affected if we violate climate change laws or regulations.  We cannot predict how future laws and regulations, or future interpretations of current laws and regulations, related to climate change will affect our business, results of operations and financial condition.   Lastly, the potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate.  These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures.  These impacts may adversely affect our business, financial condition and results of operations.
Compliance or failure to comply with the Americans with Disabilities Act could result in substantial costs.
Our properties must comply with the Americans with Disabilities Act ("ADA"), to the extent that our properties are public accommodations as defined by the ADA. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. If one or more of our properties is not in compliance with the ADA or other legislation, then we may be required to incur additional costs to bring the property into compliance with the ADA or similar state or local laws. Noncompliance with the ADA could also result in imposition of fines or an award of damages to private litigants. We cannot predict the ultimate amount of the cost of compliance with the ADA or other legislation. If we incur substantial costs to comply with the ADA or other legislation, our business, financial condition and results of operations could be adversely affected.
Our third-party management and leasing agreements are subject to the risk of termination and non-renewal.
Our third party management and leasing agreements are subject to the risk of possible termination under certain circumstances, including our failure to perform as required under these agreements and to the risk of non-renewal by the property owner upon expiration or renewal on terms less favorable to us than the current terms.  Many of the management and leasing agreements that expire or are contractually terminable prior to December 31, 2013 will automatically renew if written notice is not received by us prior to the termination date.  If management and leasing agreements are terminated, or are not renewed upon expiration, our expected revenues will decrease and our financial condition and results of operations could be adversely affected.
Our third-party property management business may subject us to certain liabilities.

We may hire and supervise third-party contractors to provide construction, engineering and various other services for properties we are managing on behalf of third-party clients. Depending upon (1) the terms of our contracts with  third-party clients, which, for example, may place us in the position of a principal rather than an agent, or (2) the responsibilities we assume or are legally deemed to have assumed in the course of a client engagement (whether or not memorialized in a contract), we may be subjected to, or become liable for, claims for construction defects, negligent performance of work or other similar actions by third parties we do not control. Adverse outcomes of property management disputes or litigation could negatively impact our business, financial condition and results of operations, particularly if we have not limited in our contracts the extent of damages to which we may be liable for the consequences of our actions, or if our liabilities exceed the amounts of the commercial third-party insurance that we carry. Moreover, our clients may seek to hold us accountable for the actions of contractors because of our role as property manager even if we have technically disclaimed liability as a legal matter, in which case we may find it commercially prudent to participate in a financial settlement for purposes of preserving the client relationship.

Acting as a principal may also mean that we pay a contractor before we have been reimbursed by the client, which exposes us to additional risks of collection from the client in the event of an intervening bankruptcy or insolvency of the client. The reverse can occur as well, where a contractor we have paid files bankruptcy or commits fraud with the funds before completing a project for which we have paid it in part or in full.  As part of our project management business, we are responsible for managing the various other contractors required for a project, including general contractors, in order to ensure that the cost of a project does not exceed the contract price and that the project is completed on time. In the event that one of the other contractors on the project does not or cannot perform as a result of bankruptcy or for some other reason, we may be responsible for any cost overruns as well as the consequences for late delivery. In the event that for whatever reason we have not accurately estimated our own costs of providing services under warranted or guaranteed cost contracts, we may lose money on such contracts until such time as we can legally terminate them.

We are required to maintain certain licenses to conduct our third-party property management business.

The brokerage of real estate leasing transactions and property management require us to maintain licenses in various jurisdictions in which we operate and to comply with particular regulations. If we fail to maintain our licenses or conduct regulated activities without a license or in contravention of applicable regulations, we may be required to pay fines or return commissions. As a licensed real estate service provider and advisor in various jurisdictions, we may be subject to various due diligence, disclosure, standard-of-care, anti-money laundering and other obligations in the jurisdictions in which we operate. Failure to fulfill these obligations could subject us to litigation from parties who leased properties we brokered or managed. We could become subject to claims by participants in real estate sales or other services claiming that we did not fulfill our obligations as a service provider or broker. This may include claims with respect to conflicts of interest where we are acting, or are perceived to be acting, for two or more clients with potentially contrary interests.

Uninsured and underinsured losses may adversely affect our operations.
We, or in certain instances, tenants at our properties,  carry comprehensive commercial general liability, fire, extended coverage, business interruption, rental loss coverage and umbrella liability coverage on all of our properties and wind, flood and hurricane coverage on properties in areas where we believe such coverage is warranted, in each case with limits of liability that we deem adequate.  Similarly, we are insured against the risk of direct physical damage in amounts we believe to be adequate to reimburse us, on a replacement basis, for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period. We believe that our insurance coverage contains policy specifications and insured limits that are customary for similar properties, business activities and markets, and we believe our properties are adequately insured.  We do not carry insurance for generally uninsured losses, including, but not limited to losses caused by riots, war or acts of God.  In the event of substantial property loss, the insurance coverage may not be sufficient to pay the full current market value or current replacement cost of the property.  In the event of an uninsured loss, we could lose some or all of our capital investment, cash flow and anticipated profits related to one or more properties.  Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it not feasible to use insurance proceeds to replace a property after it has been damaged or destroyed.  Under such circumstances, the insurance proceeds we receive might not be adequate to restore our economic position with respect to such property.
We may be subject to litigation, which could have a material adverse effect on our financial condition.
We may be subject to litigation, including claims relating to our assets and operations that are otherwise in the ordinary course of business.  Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which we may not be insured against.  We generally intend to vigorously defend ourselves against such claims. However, we cannot be certain of the ultimate outcomes of claims that may be asserted.  Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, would adversely impact our earnings and cash flows, thereby impacting our ability to service debt and make quarterly distributions to our stockholders.  Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our financial condition and results of operations, expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and directors.
If we are unable to satisfy the regulatory requirements of the Sarbanes-Oxley Act of 2002, or if our disclosure controls or internal control over financial reporting is not effective, investors could lose confidence in our reported financial information, which could adversely affect the perception of our business and the trading price of our common stock.
The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations.  Although management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time.  Deficiencies, including any material weakness, in our internal control over financial reporting which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in the trading price of our common stock, or otherwise materially adversely affect our business, reputation, results of operations, financial condition, or liquidity.

We depend on key personnel, each of whom would be difficult to replace.
Our continued success depends to a significant degree upon the continued contributions of certain key personnel including, but not limited to, James R. Heistand, our President and Chief Executive Officer, who would be difficult to replace.  We cannot provide any assurance that he will remain employed by us.  Our ability to retain Mr. Heistand, or to attract a suitable replacement should he leave, is dependent on the competitive nature of the employment market.  The loss of services of Mr. Heistand could adversely affect our results of operations and slow our future growth.

We have existing debt and refinancing risks that could affect our cost of operations.

We currently have both fixed and variable rate indebtedness and may incur additional indebtedness in the future, including borrowings under our credit facilities, to finance possible acquisitions and for general corporate purposes.  As a result, we are and expect to be subject to the risks normally associated with debt financing including:
•	that interest rates may rise;
•	that our cash flow will be insufficient to make required payments of principal and interest;
•	that we will be unable to refinance some or all of our debt;
•	that any refinancing will not be on terms as favorable as those of our existing debt;
•	that required payments on mortgages and on our other debt are not reduced if the economic performance of any property declines;
•	that debt service obligations will reduce funds available for distribution to our stockholders;
•	that any default on our debt, due to noncompliance with financial covenants or otherwise, could result in acceleration of those obligations; and
•	that we may be unable to refinance or repay the debt as it becomes due.
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
Our governing documents do not limit the amount of indebtedness we may incur.  Accordingly, our board of directors may incur additional debt and would do so, for example, if it were necessary to maintain our status as a REIT.  We might become more highly leveraged as a result, and our financial condition, results of operations and cash available for distribution to stockholders might be negatively affected, and the risk of default on our indebtedness could increase.
The cost and terms of mortgage financings may render the sale or financing of a property difficult or unattractive.
The sale of a property subject to a mortgage may trigger pre-payment penalties, yield maintenance payments or make-whole payments to the lender, which would reduce the amount of gain or increase our loss on the sale of a property and could make the sale of a property less likely.  Certain of our mortgages will have significant outstanding principal balances on their maturity dates, commonly known as "balloon payments."  There is no assurance that we will be able to refinance such balloon payments on the maturity of the loans, which may force disposition of properties on disadvantageous terms or require replacement with debt with higher interest rates, either of which would have an adverse impact on our financial condition and results of operations.
Financial covenants could adversely affect our ability to conduct our business.
Our senior unsecured revolving credit facility and unsecured term loan contain restrictions on the amount of debt we may incur and other restrictions and requirements on our operations. These restrictions, as well as any additional restrictions to which we may become subject in connection with additional financings or refinancings, could restrict our ability to pursue business initiatives, effect certain transactions or make other changes to our business that may otherwise be beneficial to us, which could adversely affect our results of operations. In addition, violations of these covenants could cause declaration of defaults under and acceleration of any related indebtedness, which would result in adverse consequences to our financial condition. Our senior unsecured revolving credit facility and unsecured term loan also contain cross-default provisions that give the lenders the right to declare a default if we are in default under other loans in excess of certain amounts. In the event of a default, we may be required to repay such debt with capital from other sources, which may not be available to us on attractive terms, or at all, which would have a material adverse effect on our business, financial condition and results of operations.

Failure to hedge effectively against interest rate changes may adversely affect results of operations.
The interest rate hedge instruments we use to manage some of our exposure to interest rate volatility involve risk, such as the risk that counterparties may fail to honor their obligations under these arrangements.  Failure to hedge effectively against interest rate changes may adversely affect our results of operations.

We depend on external sources of capital that are outside of our control, which may affect our ability to pursue strategic opportunities, refinance or repay our indebtedness and make distributions to our stockholders.
We generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain.  Because of these distribution requirements, it is not likely that we will be able to fund all future capital needs from income from operations.  As a result, when we engage in the development or acquisition of new properties or expansion or redevelopment of existing properties, we will continue to rely on third-party sources of capital, including lines of credit, collateralized or unsecured debt (both construction financing and permanent debt), and equity issuances.  Our access to third-party sources of capital depends on a number of factors, including general market conditions, the market's view of the quality of our assets, the market's perception of our growth potential, our current debt levels and our current and expected future earnings.  There can be no assurance that we will be able to obtain the financing necessary to fund our current or new developments or project expansions or our acquisition activities on terms favorable to us or at all.  If we are unable to obtain a sufficient level of third party financing to fund our capital needs, our results of operations, financial condition and ability to make distributions to our stockholders may be adversely affected.
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
Our ability to use our net operating loss carryforwards is limited.

As of December 31, 2012, we had net operating losses, or NOLs, of approximately $160.7 million for U.S. federal income tax purposes. These NOLs will expire at various times between 2018 and 2032. We have undergone an "ownership change" for purposes of Section 382 of the Code. An ownership change is, as a general matter, triggered by sales or acquisitions of our stock in excess of 50% on a cumulative basis during a three-year period by persons owning five percent or more of our total equity value. As a result of this ownership change, and subject to certain exceptions, we generally may utilize only approximately $2.8 million of our NOLs carryforwards derived prior to the ownership change to reduce our REIT taxable income (and therefore our distribution requirement) for a given taxable year. In addition, if we experience an additional ownership change during any subsequent three-year period, our future ability to utilize our NOLs may become further limited.

Risks Related to our Status as a REIT
Loss of our tax status as a real estate investment trust would have significant adverse consequences to us and the value of our securities.
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
If our operating partnership failed to qualify as a partnership for federal income tax purposes, we would cease to qualify as a REIT and suffer other adverse consequences.
We believe that our operating partnership is properly treated as a partnership for federal income tax purposes. As a partnership, our operating partnership is not subject to federal income tax on its income. Instead, each of its partners, including us, is allocated, and may be required to pay tax with respect to, its share of our operating partnership's income. We cannot assure you, however, that the Internal Revenue Service, or the IRS, will not challenge the status of our operating partnership or any other subsidiary partnership in which we own an interest as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our operating partnership or any such other subsidiary partnership as an entity taxable as a corporation for federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of our operating partnership or any subsidiary partnerships to qualify as a partnership would cause it to become subject to federal and state corporate income tax, which could reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.
REIT distribution requirements could adversely affect our ability to execute our business plan or cause us to finance our needs during unfavorable market conditions.
We generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Code.
From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with generally accepted accounting principles ("GAAP"). In addition, differences in timing between the recognition of taxable income and the actual receipt of cash may occur. As a result, we may find it difficult or impossible to meet distribution requirements in certain circumstances. In particular, where we experience differences in timing between the recognition of taxable income and the actual receipt of cash, the requirement to distribute a substantial portion of our taxable income could cause us to (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt or (iv) make a taxable distribution of our common stock as part of a distribution in which stockholders may elect to receive our common stock or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with REIT requirements. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect our business, financial condition and results of operations.

Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flow.
Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income, property or net worth, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. Any of these taxes would decrease cash available for the payment of our debt obligations and distributions to stockholders. Our taxable REIT subsidiary ("TRS"), will be subject to U.S. federal corporate income tax on its net taxable income.
Complying with REIT requirements may force us to forgo and/or liquidate otherwise attractive investment opportunities.
To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio or contribute to a TRS otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders. In addition, we may be unable to pursue investments that would otherwise be advantageous to us in order to satisfy the source of income or asset diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make, and, in certain cases, maintain ownership of, certain attractive investments.
The requirements necessary to maintain our REIT status limit our ability to earn fee income at the REIT level, which causes us to conduct fee-generating activities through a TRS.
The REIT provisions of the Code limits our ability to earn additional management fee and other fee income from joint ventures and third parties.  Our aggregate gross income from fees and certain other non-qualifying sources cannot exceed 5% of our annual gross income.  As a result, our ability to increase the amount of fee income we earn at the REIT level is limited and, therefore, we conduct fee-generating activities through a TRS.  Any fee income we earn through a TRS would is subject to federal, state, and local income tax at regular corporate rates, which would reduce our cash available for distribution to stockholders.
Our ownership of TRSs will be limited and our transactions with our TRSs will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm's length terms.
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT's assets may consist of stock or securities of one or more TRSs. In addition, the rules applicable to TRSs limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions involving a TRS that are not conducted on an arm's length basis.
Our TRS will pay U.S. federal, state and local income tax on its taxable income. The after-tax net income of our TRSs will be available for distribution to us but generally is not required to be distributed. We anticipate that the aggregate value of the stock and securities of our TRS will be less than 25% of the value of our total assets (including the stock and securities of our TRS). Furthermore, we will monitor the value of our respective investments in our TRS for the purpose of ensuring compliance with the ownership limitations applicable to TRSs. We will scrutinize all of our transactions involving our TRS to ensure that they are entered into on arm's length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% limitation discussed above or avoid application of the 100% excise tax discussed above.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
The maximum tax rate applicable to income from "qualified dividends" payable to U.S. stockholders that are individuals, trusts and estates is 20% for taxable years beginning after 2012.  Dividends payable by REITs, however, generally are not eligible for the reduced rates and will continue to be subject to tax at rates applicable to ordinary income.  Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our stock.
The tax imposed on REITs engaging in "prohibited transactions" may limit our ability to engage in transactions that would be treated as sales for federal income tax purposes.
A REIT's net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to tenants in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as held for sale to tenants in the ordinary course of our business, unless a sale or disposition qualifies under certain statutory safe harbors, such characterization is a factual determination and no guarantee can be given that the IRS would agree with our characterization of our properties or that we will always be able to make use of the available safe harbors.
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
Risks Associated with our Stock
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
Certain provisions contained in our charter and bylaws and certain provisions of Maryland law may have the effect of discouraging a third party from making an acquisition proposal for us and may thereby inhibit a change of control.  Provisions of our charter are designed to assist us in maintaining our qualification as a REIT under the Code by preventing concentrated ownership of our capital stock that might jeopardize REIT qualification.  Among other things, these provisions provide that, if a transfer of our stock or a change in our capital structure would result in (1) any person (as defined in the charter) directly or indirectly acquiring beneficial ownership of more than 9.8% (in value or in number, whichever is more restrictive) of our outstanding equity stock excluding Excess Stock, (2) our outstanding shares being constructively or beneficially owned by fewer than 100 persons, or (3) our being "closely held" within the meaning of Section 856(h) of the Code, then:
•	any proposed transfer will be void from the beginning and we will not recognize such transfer;
•	we may institute legal proceedings to enjoin such transfer;
•	we will have the right to redeem the shares proposed to be transferred; and/or
•	the shares proposed to be transferred will be automatically converted into and exchanged for shares of a separate class of stock, the Excess Stock.
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

Furthermore, under our charter, our Board of Directors has the authority to classify and reclassify any of our unissued shares of capital stock into shares of capital stock with such preferences, rights, powers and restrictions as the Board of Directors may determine. The authorization and issuance of a new class of capital stock could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our stockholders' best interests.
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
Market interest rates may have an effect on the value of our common stock.
One of the factors that will influence the price of our common stock will be the dividend yield on our common stock (as a percentage of the price of our common stock) relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of our common stock to expect a higher dividend yield and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our common stock to decrease.
Our common stock is ranked junior to our series D preferred stock.
Our common stock is ranked junior to our 8.00% Series D Cumulative Redeemable Preferred Stock, $0.001 par value per share, or our series D preferred stock, with respect to dividends and upon dissolution. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. We may in the future attempt to increase our capital resources by making additional offerings of equity securities, including additional classes or series of preferred stock, which would likely have preferences with respect to dividends or upon dissolution that are senior to our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offering. Thus, our common stockholders bear the risk of our future offerings reducing the per share trading price of our common stock and diluting their interest in us.

The number of shares of our common stock available for future issuance or sale could adversely affect the per share trading price of our common stock and may be dilutive to current stockholders.
Our charter authorizes our Board of Directors to, among other things, issue additional shares of capital stock without stockholder approval.  We cannot predict whether future issuances or sales of shares of our common stock or the availability of shares for resale in the open market will decrease the per share trading price per share of our common stock. The issuance of substantial numbers of shares of our common stock in the public market, or upon exchange of common units of limited partnership interests in our operating partnership, or the perception that such issuances might occur, could adversely affect the per share trading price of our common stock. In addition, any such issuance could dilute our existing stockholders' interests in our company.  The per share trading price of our common stock may decline significantly upon the sale of shares of our common stock pursuant to registration rights granted to the TPG Entities in connection with TPG Pantera's investment in us in May 2012. In particular, we have entered into a stockholders agreement with the TPG Entities pursuant to which the TPG Entities may at any time after June 5, 2013 (i) make up to three demands for registration and (ii) include the common stock they hold in any registration statement we file on account of any of our other security holders. The shares of common stock that may be registered on behalf of the TPG Entities, as described above, represent approximately 42.1% of our issued and outstanding common stock as of December 31, 2012. As a result, a substantial number of shares may be sold pursuant to the registration rights granted to the TPG Entities. The sale of such shares by the TPG Entities, or the perception that such a sale may occur, could materially and adversely affect the per share trading price of our common stock and could dilute our existing stockholders' interests in our company.
The exchange of common units for common stock, the issuance of our common stock or common units in connection with future property, portfolio or business acquisitions and other issuances of our common stock could have an adverse effect on the per share trading price of our common stock. In addition, we may issue shares of our common stock or grant options, deferred incentive share units, restricted shares or other equity-based awards exercisable for or convertible or exchangeable into shares of our common stock under our recently adopted 2013 Omnibus Equity Incentive Plan. Future issuances of shares of our common stock may be dilutive to existing stockholders.
Future offerings of debt securities, which would be senior to our common stock upon liquidation, or preferred equity securities which may be senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the per share trading price of our common stock.
In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities (or causing our operating partnership to issue such debt securities), including medium-term notes, senior or subordinated notes and additional classes or series of preferred stock. Upon liquidation, holders of our debt securities and shares of preferred stock or preferred units of partnership interest in our operating partnership and lenders with respect to other borrowings will be entitled to receive our available assets prior to distribution to the holders of our common stock. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. Other than the TPG Entities, holders of our common stock are not entitled to preemptive rights or other protections against dilution. Any shares of preferred stock or preferred units that we issue in the future could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability pay dividends to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the per share trading price of our common stock and diluting their interest in us.
Our ability to pay dividends is limited by the requirements of Maryland law.
Our ability to pay dividends on our common stock is limited by the laws of Maryland. Under applicable Maryland law, a Maryland corporation generally may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its debts as the debts become due in the usual course of business or the corporation's total assets would be less than the sum of its total liabilities plus, unless the corporation's charter permits otherwise, the amount that would be needed, if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution. Accordingly, we generally may not make a distribution on our common stock if, after giving effect to the distribution, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus, unless the terms of such class or series provide otherwise (and the terms of our series D preferred stock do not so provide otherwise), the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of shares of any class or series of preferred stock (including our series D preferred stock) then outstanding, if any, with preferences upon dissolution senior to those of our common stock.

We may change our dividend policy.
Future distributions will be declared and paid at the discretion of our Board of Directors and the amount and timing of distributions will depend upon cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code, and such other factors as the our Board of Directors deems relevant.  Our Board of Directors may change our dividend policy at any time, and there can be no assurance as to the manner in which future dividends will be paid or that the current dividend level will be maintained in future periods.
Our senior unsecured revolving credit facility prohibits us from repurchasing shares of our common stock and may limit our ability to pay dividends on our common stock.
Our senior unsecured revolving credit facility, which matures in March 2016, prohibits us from repurchasing any shares of our stock, including our common stock, during the term of the senior unsecured revolving credit facility. Under the unsecured revolving credit facility, our distributions may not exceed the greater of (i) 90% of our funds from operations, (ii) the amount required for us to qualify and maintain our status as a REIT or (iii) the amount required for us to avoid the imposition of income and excise taxes. As a result, if we do not generate sufficient funds from operations (as defined in our senior unsecured revolving credit facility) during the 12 months preceding any common stock dividend payment date, we would not be able to pay dividends to our common stockholders consistent with our past practice without causing a default under our senior unsecured revolving credit facility. In the event of such a default, we would be unable to borrow under our senior unsecured revolving credit facility, and any amounts we have borrowed thereunder could become due and payable.
The price of our common stock may be volatile and may decline.
The market price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control.  In addition, the stock market is subject to fluctuations in share prices and trading volumes that affect the market prices of the shares of many companies.  These fluctuations in the stock market may adversely affect the market price of our common stock.  Among the factors that could affect the market price of our common stock are:
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
ITEM 1B.                          Unresolved Staff Comments.

None.

ITEM 2.                  Properties.

General

We operate and invest principally in quality office properties in higher growth submarkets in the Sunbelt region of the United States.  At January 1, 2013, we owned or had an interest in 43 office properties, including interests held through Fund II, comprising approximately 11.9 million square feet of office space located in nine states.

Office Buildings

Other than as discussed under "Item 1. Business", we intend to hold and operate our portfolio of office buildings for investment purposes.  We do not currently have any program for the renovation or improvement of any of our office buildings, except as called for under new leases or the renewal of existing leases and improvements necessary to upgrade recent acquisitions to our operating standards.  All such improvements are expected to be financed by cash flow from the portfolio of office properties, capital expenditure escrow accounts or advances on our unsecured credit facilities.

Recent and Pending Acquisitions

During the year ended December 31, 2012, we purchased nine office properties as follows (in thousands):
Office Property	Location	Type of Ownership	Ownership Share	Square Feet	Date Purchased	Gross Purchase Price

The Pointe	Tampa, FL	Fund II	30.0%	252	01/11/12	$46,900
Hayden Ferry Lakeside II	Phoenix, AZ	Fund II	30.0%	300	02/10/12	86,000
Hearst Tower	Charlotte, NC	Wholly owned	100.0%	973	06/06/12	250,000
Hayden Ferry Lakeside III, IV and V	Phoenix, AZ	Fund II	30.0%	21	08/31/12	18,200
Westshore Corporate Center	Tampa, FL	Wholly owned	100.0%	170	11/15/12	22,691
525 North Tryon	Charlotte, NC	Wholly owned	100.0%	402	12/06/12	47,350
Phoenix Tower	Houston, TX	Wholly owned	100.0%	626	12/20/12	123,750
Tempe Gateway	Phoenix, AZ	Wholly owned	100.0%	251	12/21/12	66,100
NASCAR Plaza	Charlotte, NC	Wholly owned	100.0%	395	12/31/12	99,999

				3,390		$760,990

We generally financed these acquisitions through availability under our senior unsecured revolving credit facilities.  However, in the case of Hearst Tower we also used proceeds received from the investment in us by TPG Pantera, and in the case of Westshore Corporate Center and NASCAR Plaza we also assumed the existing non-recourse first mortgage on the property.

The Company purchased these nine assets at an estimated weighted average capitalization rate of 6.8%.  The Company computes the estimated capitalization rate by dividing cash net operating income excluding rent concessions for the first year of ownership by the gross purchase price.  The Company defines cash net operating income as property specific revenues (rental revenue, property expense recoveries and other revenue) less property specific expenses (personnel, real estate taxes, insurance, repairs and maintenance and other property expenses).

On January 17, 2013, we purchased Tower Place 200, a 260,000 square foot office tower located in the Buckhead submarket of Atlanta, Georgia, for a gross purchase price of $56.3 million.  The purchase of Tower Place 200 was financed with borrowings on our unsecured credit facilities.  The building is unencumbered by debt and we do not plan to place secured financing on the property at this time.

On January 21, 2013, we entered into a purchase and sale agreement to acquire a portfolio of eight office properties totaling 1.0 million square feet located in the Deerwood submarket of Jacksonville, Florida for a gross purchase price of $130 million.  We will own 100% of the portfolio and plan to place secured first financing on the properties, simultaneous with closing, totaling approximately 65% of the gross purchase price.  Closing is expected to occur by the end of the first quarter 2013 and is subject to customary closing conditions, including completion of satisfactory due diligence.  We intend to fund our share of equity using borrowings from our senior unsecured revolving credit facility.

Dispositions

During the year ended December 31, 2012, we completed the following dispositions as part of our strategic objective of becoming a leading owner of high-quality office assets in higher-growth markets in the Sunbelt region of the United States.  During the year ended December 31, 2012, we sold the following properties as follows (in thousands):

				Gross
		Square	Date of	Sales	Gain (Loss)
Office Property	Location	Feet	Sale	Price	on Sale
Falls Pointe	Atlanta, GA	107	01/06/12	$6,000	$1,357
111 East Wacker	Chicago, IL	1,013	01/09/12	150,600	3
Renaissance Center	Memphis, TN	189	03/01/12	27,650	3,033
Non-Core Assets	Various	1,745	Various	139,500	3,700
Overlook II	Atlanta, GA	260	04/30/12	29,350	777
Wink	New Orleans, LA	32	06/08/12	765	(98)
Ashford Center/ Peachtree Ridge	Atlanta, GA	321	07/01/12	29,850	1,292
111 Capitol Building	Jackson, MS	187	09/06/12	8,200	(371)
Sugar Grove	Houston, TX	124	10/23/12	11,425	3,246

Total 2012		3,978		$403,340	$12,939

We entered into an agreement to sell the 13 office properties, totaling 2.7 million square feet, owned by Parkway Properties Office Fund, L.P. ("Fund I") to our existing partner in the fund for a gross sales price of $344.3 million, of which $97.4 million was our share.  As of December 31, 2011, we had completed the sale of nine of these 13 assets. As of July 1, 2012, we had completed the sale of the remaining four Fund I assets.  We received approximately $14.2 million in net proceeds from the sales of the Fund I assets, and the proceeds were used to reduce amounts outstanding under our credit facilities.  Upon sale, the buyer assumed a total of $292.0 million in mortgage loans, of which $82.4 million was our share.

Additionally, during the year ended December 31, 2012, we completed the sale of 15 properties included in our strategic sale of a portfolio of non-core assets and the sale of 111 Capitol Building for a gross sales price of $147.7 million, generating net proceeds of approximately $94.3 million, with the buyer assuming $41.7 million in mortgage loans upon sale, of which $31.9 million was our share.  The 15 assets that were sold included five assets in Richmond, Virginia, four assets in Memphis, Tennessee and six assets in Jackson, Mississippi.

We completed the sale of four additional assets during the year ended December 31, 2012, including the sale of 111 East Wacker, a 1.0 million square foot office property located in Chicago, Illinois, the Wink building, a 32,000 square foot office property in New Orleans, Louisiana, Sugar Grove, a 124,000 square foot office property in Houston, Texas, and Falls Pointe, a 107,000 square foot office property located in Atlanta, Georgia owned by Fund II, for an aggregate gross sales price of $168.8 million.  We received approximately $14.8 million in aggregate net proceeds from these sales, which were used to reduce amounts outstanding under our revolving credit facility.   In connection with the sale of 111 East Wacker, the buyer assumed the existing $147.9 million mortgage loan upon sale.

The following table sets forth certain information about office properties which the Company owned or had an interest in at January 1, 2013:

Market and Property	Number Of Properties (1)	Parkway's Ownership Interest	Total Net Rentable Square Feet	Occupancy Percentage	Weighted Avg. Gross Rental Rate Per Net Rentable Square Foot(2)	% of Leases Expiring In 2013(3)	Year Built/ Renovated
PHOENIX, AZ
Squaw Peak I & II		100.0%	290	92.3%	$22.61	0.1%	1999/2000
Mesa Corporate Center		100.0%	105	93.7%	$20.60	0.4%	2000
Tempe Gateway		100.0%	251	77.0%	$23.87	0.0%	2009
Hayden Ferry Lakeside I		30.0%	203	82.8%	$28.55	0.0%	2002
Hayden Ferry Lakeside II		30.0%	300	96.2%	$30.81	0.1%	2007
Hayden Ferry Lakeside III - V		30.0%	21	40.7%	$29.70	0.0%	2007
	6	68.7%	1,170	87.6%	$26.00	0.6%

FT. LAUDERDALE, FL
Hillsboro V		100.0%	116	77.7%	$24.14	0.1%	1985
Hillsboro I-IV		100.0%	100	63.4%	$17.57	0.1%	1985
	2	100.0%	216	71.1%	$21.43	0.2%

JACKSONVILLE, FL
SteinMart Building		100.0%	196	96.6%	$20.82	0.1%	1985
Riverplace South		100.0%	106	92.0%	$19.59	0.3%	1981
245 Riverside		30.0%	136	84.1%	$22.30	0.0%	2003
	3	78.3%	438	91.6%	$20.94	0.4%

TAMPA, FL
Westshore Corporate Center (4)		100.0%	170	77.7%	$24.05	0.2%	1988
Corporate Center Four at International Plaza (4)		30.0%	250	87.8%	$31.85	0.0%	2008
Cypress Center I, II & III		30.0%	286	96.1%	$19.65	0.2%	1982
The Pointe		30.0%	252	90.6%	$25.97	0.3%	1982
	4	42.4%	958	89.2%	$25.15	0.7%

ORLANDO, FL
Citrus Center		100.0%	261	81.5%	$23.89	0.1%	1971
Bank of America Center		30.0%	421	83.4%	$27.17	0.8%	1987
	2	56.8%	682	82.6%	$25.93	0.9%

ATLANTA, GA
Waterstone		100.0%	93	48.2%	$20.24	0.1%	1987
Meridian		100.0%	97	74.7%	$21.62	0.0%	1985
Peachtree Dunwoody		100.0%	370	62.0%	$20.36	0.2%	1976/1980
Capital City Plaza		100.0%	409	79.3%	$28.89	0.3%	1989
3344 Peachtree		33.0%	485	97.3%	$35.14	0.2%	1986
Lakewood II		30.0%	124	73.5%	$16.36	0.0%	2008
Two Ravinia Drive		30.0%	438	80.8%	$18.16	0.3%	1987
	7	64.4%	2,016	78.8%	$25.83	1.1%

JACKSON, MS
City Centre		100.0%	266	87.5%	$14.99	0.1%	1987
	1	100.0%	266	87.5%	$14.99	0.1%

CHARLOTTE, NC
Hearst Tower		100.0%	973	94.6%	$28.62	0.9%	2002
525 North Tryon		100.0%	402	72.8%	$19.17	0.1%	1998
NASCAR Plaza (4)		100.0%	395	87.5%	$23.95	0.1%	2009
Carmel Crossing		30.0%	326	88.4%	$18.14	0.5%	1995
	4	89.1%	2,096	88.1%	$24.61	1.6%

PHILADELPHIA, PA
Two Liberty Place		19.0%	941	99.1%	$28.50	0.0%	1990
	1	19.0%	941	99.1%	$28.50	0.0%

COLUMBIA, SC
Atrium at Stoneridge		100.0%	108	63.7%	$16.14	0.1%	1986
	1	100.0%	108	63.7%	$16.14	0.1%

MEMPHIS, TN
Morgan Keegan Tower		100.0%	337	93.4%	$19.79	0.2%	1985
	1	100.0%	337	93.4%	$19.79	0.2%

NASHVILLE, TN
Bank of America Plaza		100.0%	436	93.1%	$19.82	0.4%	1977
	1	100.0%	436	93.1%	$19.82	0.4%	`

HOUSTON, TX
400 Northbelt		100.0%	231	96.8%	$16.23	0.8%	1982
Woodbranch		100.0%	109	96.9%	$20.16	0.1%	1982
Honeywell		100.0%	157	96.7%	$24.31	0.0%	1983
Schlumberger		100.0%	155	100.0%	$17.04	0.0%	1983
One Commerce Green		100.0%	341	100.0%	$22.54	0.0%	1983
Comerica Bank Building		100.0%	194	92.0%	$21.93	0.3%	1983

Market and Property	Number Of Properties (1)	Parkway's Ownership Interest	Total Net Rentable Square Feet	Occupancy Percentage	Weighted Avg. Gross Rental Rate Per Net Rentable Square Foot(2)	% of Leases Expiring In 2013(3)	Year Built/ Renovated
550 Greens Parkway		100.0%	72	100.0%	$21.79	0.0%	1999
5300 Memorial		100.0%	154	95.8%	$24.58	0.3%	1982
Town & Country		100.0%	148	94.8%	$21.81	0.2%	1982
Phoenix Tower		100.0%	626	83.6%	$25.71	0.4%	1984/2011
	10	100.0%	2,187	93.1%	$22.27	2.1%

Total Properties as of January 1, 2013	43	74.5%	11,851	88.0%	$24.15	8.6%

(1)
Our core properties include 40 properties comprising 11.1 million net rentable square feet and include 27 office properties owned directly and 13 office properties owned through Fund II.  The non-strategic properties include three properties comprising 711,000 square feet as of January 1, 2013, which include properties in non-strategic markets such as Columbia, South Carolina; Jackson, Mississippi; and Memphis, Tennessee.  See Note F – Noncontrolling Interest – Real Estate Partnerships, to the consolidated financial statements for additional information on properties owned through Fund II.

(2)
Weighted average expiring gross rental rate is the weighted average current rental rate, which also includes $2.19 per square foot of escalations for operating expenses.  These rates do not reflect any future increases in contractual rent or projections with respect to expense reimbursements.

(3)	The percentage of leases expiring in 2013 represents the ratio of square feet under leases expiring in 2013 divided by total net rentable square feet.
(4)	These properties are subject to ground leases. See Note B – Investments in Office Properties, to the consolidated financial statements for additional information on these ground leases.

The following table sets forth scheduled lease expirations for properties owned at January 1, 2013, assuming no customer exercises renewal options:

		Net		Annualized		Weighted Avg
		Rentable	Percent of	Rental	Percent of	Expiring Gross
Year of	Number	Square Feet	Total Net	Amount	Annualized	Rental Rate Per
Lease	of	Expiring	Rentable	Expiring (1)	Rental Amount	Net Rentable
Expiration	Leases	(in thousands)	Square Feet	(in thousands)	Expiring	Square Foot (2)
2013	176	1,018	8.6%	$23,699	9.4%	$23.28
2014	143	1,168	9.9%	27,420	10.9%	23.48
2015	161	975	8.2%	21,561	8.6%	22.11
2016	129	1,954	16.5%	44,423	17.7%	22.73
2017	120	1,538	13.0%	35,515	14.1%	23.09
2018	67	879	7.4%	21,580	8.6%	24.56
2019	25	767	6.5%	21,344	8.5%	27.84
2020	17	290	2.5%	7,899	3.1%	27.23
2021	15	597	5.0%	15,401	6.1%	25.81
2022	17	740	6.2%	19,950	7.9%	26.96
2023 & Later	14	498	4.2%	12,911	5.1%	25.92
	884	10,424	88.0%	$251,703	100.0%	$24.15

(1)	Annualized rental amount expiring is defined as net rentable square feet expiring multiplied by the weighted average expiring annual rental rate per net rentable square foot.
(2)	Weighted average expiring gross rental rate is the weighted average current rental rate, which also includes $2.19 per square foot of escalations for operating expenses. These rates do not reflect any future increases in contractual rent or projections with respect to expense reimbursements.

Top 20 Customers (based on rental revenue)

At January 1, 2013, our office properties were leased to 884 customers, which are in a wide variety of industries including banking, insurance, professional services (including legal, accounting, and consulting), energy, financial services and telecommunications.  Our largest and 20 largest customers accounted for 8.5% and 42.3%, respectively, of our annualized rental revenue.  The following table sets forth information concerning the 20 largest customers of the properties owned directly or through joint ventures as of January 1, 2013 (in thousands, except number of properties and footnotes):

Customer	No. of Props.	Square Footage Expiring							Leased Square Feet (1)	Annualized Rental Revenue (1)	Percentage of Total Annualized Rental Revenue
		2013	2014	2015	2016	2017	2018	Thereafter
Bank of America, NA (2)	5	61	10	124	-	194	-	322	711	$ 15,238	8.5%
Blue Cross Blue Shield of Georgia, Inc. (3)	1	-	-	-	-	-	-	199	199	5,783	3.2%
Raymond James & Associates (4)	3	10	-	-	240	-	-	19	269	5,046	2.8%
Hearst Communications	1	-	-	-	-	181	-	-	181	5,022	2.8%
Nabors Industries	1	-	220	-	-	-	-	-	220	4,744	2.7%
K & L Gates (5)	1	49	-	-	-	-	-	109	158	4,307	2.4%
NASCAR	1	13	-	-	-	-	-	139	152	3,810	2.1%
Honeywell (6)	1	-	-	-	-	12	-	116	128	3,169	1.8%
Chiquita Brands, L.L.C.	1	-	-	-	-	-	-	138	138	3,031	1.7%
Southwestern Energy Company (7)	2	-	-	-	-	-	-	118	118	2,857	1.6%
General Services Administration(GSA) (8)	9	77	-	3	-	-	53	57	190	2,707	1.5%
Schlumberger (9)	1	-	-	-	-	155	-	-	155	2,647	1.5%
Permian Mud Service, Inc.	1	-	-	-	-	-	105	-	105	2,643	1.5%
PricewaterhouseCoopers, LLP	1	-	70	-	-	-	-	-	70	2,563	1.4%
Louisiana Pacific	1	-	5	20	-	-	-	85	110	2,490	1.4%
Connecticut General Life Insurance Company (CIGNA)	1	-	-	-	463	-	-	-	463	2,346	1.3%
Stein Mart, Inc.	1	-	-	-	109	-	-	-	109	2,334	1.3%
Allstate Insurance Company (10)	2	-	-	-	3	-	-	66	69	1,824	1.0%
Forman Perry Watkins Krutz & Tardy (11)	1	-	-	-	129	-	-	-	129	1,687	0.9%
Worley Parson Group, Inc.	1	-	-	51	-	-	-	-	51	1,460	0.8%
		210	305	198	944	542	158	1,368	3,725	75,708	42.3%
Total Rentable Square Footage (1)									11,851
Total Annualized Rental Revenue (1)									$ 178,837

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

(2)
Bank of America (Hearst Tower in Charlotte) has the option to cancel 64,462 square feet in May 2017 with 18 months written notice.  Bank of America (Bank of America Plaza in Nashville) has the option to cancel 123,710 square feet in October 2014 with 12 months notice.

(3)
Blue Cross Blue Shield of Georgia (Capital City Plaza in Atlanta) has the option to cancel 59,222 square feet in January 2016 or January 2018 with nine months written notice.  Additionally, the lease provides the option to cancel an additional 29,610 square feet in January 2018 with nine months written notice.

(4)	Raymond James & Associates (Morgan Keegan Tower in Memphis) has the option to cancel 3,197 square feet with four (4) months written notice.
(5)	K & L Gates LLP (Hearst Tower in Charlotte) has a cancellation option in September 2024 with 12 months prior written notice.
(6)	Honeywell (Honeywell Building in Houston) has a cancellation option in December 2014 with 12 months notice.
(7)	Southwest Energy Company (One Commerce Green and 550 Greens Parkway in Houston) has a cancellation option in February 2015, 2016, 2017 and 2018, each with 12 months written notice.
(8)
General Services Administration ("GSA") (Meridian Building in Atlanta) has an option to cancel 16,778 square feet effective February of 2015 with 90 days written notice.    The GSA (Bank of America Center-Orlando) has an option to cancel 12,341 square feet effective October 2013 and 34,182 square feet effective June 2018, both with 120 days written notice.  The GSA (Carmel Crossing-Davie Building - Charlotte) has an option to cancel 21,384 square feet effective September 2014 with 90 days written notice.

(9)	Schlumberger Technology (Schlumberger Building in Houston) has a cancellation option in June 2015 with 12 months notice.
(10)	Allstate Insurance Company (Tempe Gateway in Phoenix) has a cancellation option in August 2020 with 12 months written notice.
(11)	Forman, Perry, Watkins, Krutz & Tardy (City Centre in Jackson) has certain cancellation rights pending changes in partnership structure.

Significant Properties

We have one property, Hearst Tower, whose book value at December 31, 2012, exceeded ten percent of total assets.

Hearst Tower is a 46-story office property located in the central business district in Charlotte, North Carolina. We acquired fee simple title to Hearst Tower in June 2012.  The building was constructed in 2002 and includes 973,000 rentable square feet of office space.  Hearst Tower's major customers include a banking entity, a media company, and businesses that provide legal, accounting and other financial services.  The building was 94.6% occupied at January 1, 2013, with an average effective annual rental rate per square foot of $28.62.  For the year-ended December 31, 2012, average occupancy was 93.9% and the average rental rate per square foot was $29.12.  Real estate tax expense for the property for 2012 was $2.7 million.

Lease expirations for Hearst Tower at January 1, 2013 are as follows (in thousands, except number of leases):

Year	Square Feet of Leases Expiring	Percentage of Total Square Feet	Annualized Rental Revenue (1)	Percentage of Total Annualized Rental Revenue	Number of Leases
2013	111	11.4%	$2,204	8.3%	7
2014	72	7.4%	2,621	10.0%	2
2015	4	0.5%	129	0.5%	1
2016	20	2.0%	603	2.3%	3
2017	261	26.8%	7,386	28.1%	7
2018	-	-%	-	-%	-
2019	-	-%	-	-%	-
2020	10	1.1%	340	1.3%	1
2021	-	-%	-	-%	-
2022	328	33.7%	8,998	34.2%	3
Thereafter	114	11.7%	4,034	15.3%	3
	920	94.6%	$26,315	100.0%	27

(1)			Annualized rental revenue represents the gross rental rate (including escalations) per square feet, multiplied by the number of square feet leased by the customer.

Hearst Tower has three customers that occupy 10% or more of the rentable square footage.  Information regarding these customers is as follows:

Nature of Business	Square Feet Expiring (in thousands)	Lease Expiration Date	Effective Rental Rate Per Square Foot	Lease Options
Banking	322	2022	$27.53	(1)
Media	181	2017	$27.69	(2)
Legal	238	(3)	(4)	(5)

(1)			This customer has the option to cancel 64,462 square feet in May 2017 if notice is provided in December 2015.
(2)			This customer does not have a cancellation option.
(3)			This customer has 48,000 square feet expiring in 2013 and 109,000 square feet expiring in 2027.
(4)			The effective rental rate per square foot for the 109,000 square feet expiring in 2027 is $35.29. The effective rental rate per square foot for the 48,000 square feet expiring in 2013 is $9.20.
(5)			This customer has the option to cancel 109,000 square feet in September 2024 if notice is provided in September 2023.

For tax purposes, depreciation is calculated over 39 years for building and garage, 7 to 39 years for building, garage and tenant improvements and 5 to 7 years for equipment, furniture and fixtures.  The federal tax basis net of accumulated tax depreciation of Hearst Tower is as follows at December 31, 2012 (in thousands):

Hearst Tower
Land	$4,417
Building and Garage	241,995
Building and Tenant Improvements	210
Equipment, Furniture and Fixtures	22

We have one property, Two Liberty Place, whose gross revenue exceeds ten percent of consolidated gross revenues.

Two Liberty Place is a 57-story office tower located in the central business district of Philadelphia, Pennsylvania.  We acquired Two Liberty Place through our consolidated joint venture, Fund II, in May 2011.  Our ownership interest in Two Liberty Place is 19%.  The building was constructed in 1990 and includes 941,000 rentable square feet of Class A+ office space.  Two Liberty Place's major customers include an insurance company, an information technology company and businesses that provide legal, accounting, and other financial services.  The building was 99.1% occupied at January 1, 2013, with an average effective annual rental rate per square foot of $28.50.  The average occupancy and rental rate per square foot since we acquired ownership of Two Liberty Place is as follows:

Year	Average Occupancy	Average Rental Rate per Square Foot
2011	99.3%	$ 27.61
2012	99.1%	$ 28.11

Lease expirations for Two Liberty Place at January 1, 2013 are as follows (in thousands, except number of leases):

Year	Square Feet of Leases Expiring	Percentage of Total Square Feet	Annualized Rental Revenue (1)	Percentage of Total Annualized Rental Revenue	Number of Leases
2013	-	-%	$-	-%	-
2014	3	0.3%	89	0.3%	1
2015	-	-%	-	-%	-
2016	518	55.1%	14,291	53.8%	3
2017	27	2.9%	823	3.1%	1
2018	51	5.4%	1,518	5.7%	4
2019	186	19.8%	5,636	21.2%	5
2020	70	7.4%	1,854	7.0%	2
2021	77	8.2%	2,350	8.9%	1
2022	-	-%	-	-%	-
Thereafter	-	-%	-	-%	-
	932	99.1%	$26,561	100.0%	17

(1)			Annualized rental revenue represents the gross rental rate (including escalations) per square feet, multiplied by the number of square feet leased by the customer.

Two Liberty Place has one customer that occupies 10% or more of the rentable square footage.  Information regarding this customer is as follows:

Nature of Business	Square Feet Expiring (in thousands)	Lease Expiration Date	Effective Rental Rate Per Square Foot
Insurance	463	2016	$27.44

For tax purposes, depreciation is calculated over 39 years for building and garage, 7 to 39 years for building and tenant improvements and 5 to 7 years for equipment, furniture and fixtures.  The federal tax basis net of accumulated tax depreciation of Two Liberty Place is as follows at December 31, 2012 (in thousands):

Two Liberty Place
Land	$32,587
Building and Garage	152,210
Building and Tenant Improvements	615
Equipment, Furniture and Fixtures	4

Real estate tax expense for the property for 2012 was $3.1 million.  In 2011, our portion of real estate tax expense for the period the asset was owned was $1.7 million.

Two Liberty Place is subject to a non-recourse first mortgage (the "Two Liberty Mortgage").  The Two Liberty mortgage totaled $90.2 million at December 31, 2012 and has a fixed interest rate of 5.2%.  The Two Liberty mortgage matures on June 10, 2019.

We compete with a considerable number of other real estate companies, financial institutions, pension funds, private partnerships, individual investors and others seeking to acquire and lease office space in Charlotte and Philadelphia.  Principal factors of competition in our business are the quality of properties (including the design and condition of improvements), leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the quality and breadth of tenant services provided and reputation as an owner and operator of quality office properties in the relevant market.  Our ability to compete also depends on, among other factors, trends in the national and local economies, financial condition and operating results of current and prospective tenants, availability and cost of capital, taxes and governmental regulations and legislation.

The Company did not have any material liens or encumbrances that exceeded 10% of total assets at December 31, 2012.

ITEM 3.  Legal Proceedings.

We and our subsidiaries are, from time to time, parties to litigation arising from the ordinary course of their business.  Our management does not believe that any such litigation will materially affect our financial position or operations.

ITEM 4.  Mine Safety Disclosures

Not Applicable

PART II

ITEM 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Price of and Dividends on the Issuer's Common Equity and Series D Preferred Stock

Our common stock ($.001 par value) is listed and trades on the New York Stock Exchange under the symbol "PKY".  The number of record holders of our common stock at March 1, 2013, was 2,056.

At March 1, 2013, the last reported sales price per common share on the New York Stock Exchange was $17.21.  The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock and the per share cash distributions we paid  during each quarter.

	Year Ended			Year Ended
	December 31, 2012			December 31, 2011
Quarter Ended	High	Low	Distributions	High	Low	Distributions
March 31	$10.89	$9.02	$0.0750	$18.37	$15.37	$0.075
June 30	$11.57	$9.57	$0.0750	$18.55	$15.84	$0.075
September 30	$13.63	$10.68	$0.1125	$18.28	$10.83	$0.075
December 31	$14.72	$12.77	$0.1125	$13.55	$9.40	$0.075
			$0.3750			$0.300

Common stock distributions during 2012 ($0.375 per share) and 2011 ($0.30 per share) were taxable as follows for federal income tax purposes:

	Year Ended
	December 31
	2012	2011
Return of capital	$0.375	$0.30
	$0.375	$0.30

At March 1, 2013, the last reported sales price per series D preferred share on the New York Stock Exchange was $25.50.  The following table sets forth, for the periods indicated, the high and low sales prices per share of our series D preferred stock and the per share cash distributions we paid  during each quarter.

	Year Ended			Year Ended
	December 31, 2012			December 31, 2011
Quarter Ended	High	Low	Distributions	High	Low	Distributions
March 31	$25.95	$20.01	$0.50	$26.70	$20.34	$0.50
June 30	$25.88	$22.89	$0.50	$25.74	$20.31	$0.50
September 30	$25.57	$22.95	$0.50	$26.41	$20.09	$0.50
December 31	$25.55	$24.96	$0.50	$25.00	$21.85	$0.50
			$2.00			$2.00

At March 1, 2013, there were five holders of record of our 5.4 million shares of series D preferred stock.  Series D preferred stock distributions during 2012 and 2011 were taxable as follows for federal income tax purposes:

	Year Ended December 31
	2012	2011
Return of capital	$2.00	$2.00
	$2.00	$2.00
Unregistered Sales of Equity Securities

On February 28, 2012, Parkway Properties LP issued 1.8 million common units to nine individuals as earn-out and earn-up consideration pursuant to the Contribution Agreement dated as of April 10, 2011 by and among Eola Capital LLC, Eola Office Partners LLC, Banyan Street Office Holdings LLC, and the members that are parties thereto, Parkway Properties, Inc. and Parkway Properties LP, as amended, as it relates to the contribution of the Eola management company to us.  The common units were exchanged during 2012 pursuant to their terms, into an equal number of shares of our common stock.  The common units were issued in a transaction that was not registered under the Securities Act of 1933, as amended (the "Act"), in reliance on Section 4(2) of the Act.

On May 3, 2012, we entered into a Securities Purchase Agreement (the "Purchase Agreement"), by and among the Company and TPG Pantera.  Pursuant to the terms of the Purchase Agreement, on June 5, 2012, we issued to TPG Pantera 4.3 million shares, or approximately $48.4 million, of common stock and approximately 13.5 million shares, with an initial liquidation value of $151.6 million, of newly-created, non-voting Series E Cumulative Redeemable Convertible Preferred Stock, par value $.001 per share (the "Series E Preferred Stock").  We received net proceeds of approximately $200 million and incurred approximately $13.9 million in transaction costs, which were recorded as a reduction to proceeds received.  During the year ended December 31, 2012, we issued an additional 6,666 shares of Series E Preferred Stock and 11,733 shares of common stock to TPG Pantera in lieu of director's fees pursuant to the agreements entered into with TPG Pantera at the time of closing under the Purchase Agreement and paid approximately $5.0 million and $1.0 million in dividends on common stock and Series E Preferred Stock, respectively, to TPG Pantera.

At a special meeting of our stockholders held on July 31, 2012, our stockholders approved, among other things, the right to convert, at our option or the option of the holders, the Series E Preferred Stock into shares of our common stock. On August 1, 2012, we delivered a conversion notice to TPG Pantera and all shares of Series E Preferred Stock were converted into common stock on a one-for-one basis.

The shares of common stock and Series E Preferred Stock described above were issued in transactions that were not registered under the Act in reliance on Section 4(2) of the Act.

Purchases of Equity Securities by the Issuer

We did not repurchase any equity securities in the fourth quarter of 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of this Annual Report on Form 10-K, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for certain information regarding our equity compensation plans.

Performance Graph

The following graph provides a comparison of cumulative stockholder returns for the period from December 31, 2007 through December 31, 2012 among Parkway, the Standard & Poor's 500 Index ("S&P 500") and the National Association of Real Estate Investment Trusts ("NAREIT") Equity REIT Total Return Index ("NAREIT Equity").  The stock performance graph assumes an investment of $100 in our common stock and each index and the reinvestment of any dividends.  The historical information set forth below is not necessarily indicative of future performance.

The performance graph and related information shall not be deemed "soliciting material" or deemed to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

		Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Parkway Properties, Inc.	100.00	52.45	66.58	57.03	32.85	48.15
NAREIT All Equity REIT	100.00	62.27	79.70	101.98	110.42	132.18
S&P 500	100.00	63.00	79.68	91.68	93.61	108.59

Source:  SNL Financial LC, Charlottesville, VA

ITEM 6.  Selected Financial Data.

	Year Ended 12/31/12	Year Ended 12/31/11	Year Ended 12/31/10	Year Ended 12/31/09	Year Ended 12/31/08
	(In thousands, except per share data)
Operating Data:
Revenues
Income from office and parking properties	$206,739	$147,290	$93,548	$94,960	$97,294
Management company income	19,778	16,896	1,652	1,870	1,936
Total revenues	226,517	164,186	95,200	96,830	99,230
Expenses
Property operating expenses	80,748	60,733	40,408	42,060	43,924
Depreciation and amortization	81,537	56,522	28,496	27,787	28,867
Impairment loss on real estate	9,200	6,420	-	8,817	2,542
Impairment loss on mortgage loan receivable	-	9,235	-	-	-
Impairment loss on management contracts and goodwill	41,967	-	-	-	-
Change in fair value of contingent consideration	216	(13,000)	-	-	-
Management company expenses	17,237	13,337	2,756	1,987	1,527
General and administrative and other	16,420	18,805	15,318	14,305	18,338
Acquisition costs	2,791	17,219	846	-	-
Total expenses	250,116	169,271	87,824	94,956	95,198
Operating income (loss)	(23,599)	(5,085)	7,376	1,874	4,032
Other income and expense
Interest and other income	272	938	1,487	1,597	1,176
Equity in earnings of unconsolidated joint ventures	-	57	326	437	771
Gain on real estate, joint venture interests,
involuntary conversion and other assets	548	743	40	1,293	-
Interest expense	(35,334)	(31,612)	(20,271)	(19,158)	(24,875)
Loss before income taxes	(58,113)	(34,959)	(11,042)	(13,957)	(18,896)
Income tax expense	(261)	(56)	(2)	(3)	(2)
Loss from continuing operations	(58,374)	(35,015)	(11,044)	(13,960)	(18,898)
Income (loss) from discontinued operations	2,454	(194,813)	(10,881)	(8,205)	(5,785)
Gain on sale of real estate from discontinued operations	12,939	17,825	8,518	-	22,588
Total discontinued operations	15,393	(176,988)	(2,363)	(8,205)	16,803
Net loss	(42,981)	(212,003)	(13,407)	(22,165)	(2,095)
Noncontrolling interests – unit holders	269	(5)	-	-	-
Noncontrolling interests-real estate partnerships	3,317	85,105	10,789	10,562	11,369
Net income (loss) for Parkway Properties, Inc.	(39,395)	(126,903)	(2,618)	(11,603)	9,274
Dividends on preferred stock	(10,843)	(10,052)	(6,325)	(4,800)	(4,800)
Dividends on convertible preferred stock	(1,011)	-	-	-	-
Net income (loss) attributable to common stockholders	$(51,249)	$(136,955)	$(8,943)	$(16,403)	$4,474

Amounts attributable to common stockholders:
Loss from continuing operations	$(62,458)	$(35,803)	$(13,801)	$(18,031)	$(14,507)
Discontinued operations	11,209	(101,152)	4,858	1,628	18,981
Net income (loss) attributable to common stockholders	$(51,249)	$(136,955)	$(8,943)	$(16,403)	$4,474

Net income (loss) per common share attributable to
Parkway Properties, Inc.
Basic and diluted:
Loss from continuing operations attributable to
Parkway Properties, Inc.	$(1.98)	$(1.66)	$(0.65)	$(0.93)	$(0.96)
Discontinued operations	0.36	(4.71)	0.23	0.08	1.26
Net income (loss) attributable to Parkway Properties, Inc.	$(1.62)	$(6.37)	$(0.42)	$(0.85)	$0.30

Book value per common share (at end of year)	$10.11	$11.03	$17.50	$18.32	$22.83
Dividends per common share	$0.375	$0.30	$0.30	$1.30	$2.275
Weighted average shares outstanding:
Basic	31,542	21,497	21,421	19,304	15,023
Diluted	31,542	21,497	21,421	19,304	15,023
Balance Sheet Data:
Office investments, net of depreciation	$1,562,717	$921,937	$1,389,767	$1,401,890	$1,455,239
Total assets	1,906,611	1,636,311	1,603,682	1,612,146	1,687,855
Notes payable to banks	262,000	132,322	110,839	100,000	185,940
Mortgage notes payable	605,889	498,012	773,535	852,700	869,581
Total liabilities	950,605	1,006,274	983,163	1,041,285	1,154,383
Preferred stock	128,942	128,942	102,787	57,976	57,976
Noncontrolling interests	261,992	258,428	134,017	116,715	127,224
Total stockholders' equity attributable to Parkway
Properties, Inc.	694,014	371,609	486,502	454,145	406,248

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a self-administered real estate investment trust specializing in the ownership of quality office properties in higher-growth submarkets in the Sunbelt region of the United States.  At January 1, 2013, we owned or had an interest in a portfolio of 43 office properties located in nine states with an aggregate of approximately 11.9 million square feet of leasable space.  We offer fee-based real estate services through our wholly owned subsidiaries, which in total managed and/or leased approximately 10.8 million square feet for third-party property owners at January 1, 2013.  Unless otherwise indicated, all references to square feet represent net rentable area.

Business Objective and Operating Strategies

Our business objective is to maximize long-term stockholder value by generating sustainable cash flow growth and increasing the long-term value of our real estate assets through operations, acquisitions and capital recycling, while maintaining a conservative and flexible balance sheet. We intend to achieve this objective by executing on the following business and growth strategies:

•
Create Value as the Leading Owner of Quality Assets in Core Submarkets. Our investment strategy is to pursue attractive returns by focusing primarily on owning high-quality office buildings and portfolios that are well-located and competitively positioned within central business district and urban infill locations within our core submarkets in the Sunbelt region of the United States.   In these submarkets, we seek to maintain a portfolio that consists of core, core-plus, and value-add investment opportunities.  Further, we intend to pursue an efficient capital allocation strategy that maximizes the returns on our invested capital.  This may include selectively disposing of properties when we believe returns have been maximized and redeploying capital into acquisitions or other opportunities.

•
Maximize Cash Flow by Continuing to Enhance the Operating Performance of Each Property.  We provide property management and leasing services to our portfolio, actively managing our properties and leveraging our tenant relationships to improve operating performance, maximize long-term cash flow and enhance stockholder value.  We seek to attain a favorable customer retention rate by providing outstanding property management and customer service programs responsive to the varying needs of our diverse temant base.  We also employ a judicious prioritization of capital projects to focus on projects that enhance the value of our property through increased rental rates, occupancy, service delivery, or enhanced reversion value.

•
Realize Leasing and Operational Efficiencies and Gain Local Advantage.  We concentrate our real estate portfolio in submarkets where we believe that we can maximize market penetration by accumulating a critical mass of properties and thereby enhance operating efficiencies.  We believe that strengthening our local presence and leveraging our extensive market relationships will yield superior market information and service delivery and facilitate additional investment opportunities to create long-term stockholder value.

Occupancy.  Our revenues are dependent on the occupancy of our office buildings.  At January 1, 2013, occupancy of our office portfolio was 88.0% compared to 89.6% at October 1, 2012 and 83.9% at January 1, 2012.  Not included in the January 1, 2013 occupancy rate is the impact of 22 signed leases totaling 159,000 square feet expected to take occupancy between now and the first quarter of 2014, of which the majority will commence during the first quarter of 2013.  Including these signed leases, the our portfolio was 89.3% leased at January 1, 2013.  Our average occupancy for the three months and year ended December 31, 2012 was 89.3% and 87.0%, respectively.

During the fourth quarter of 2012, 31 leases were renewed totaling 258,000 rentable square feet at an average annual rental rate per square foot of $27.43, representing a 0.2% rate decrease as compared to expiring rental rates, and at an average cost of $4.41 per square foot per year of the lease term.  During the year ended December 31, 2012, 140 leases were renewed totaling 889,000 rentable square feet at an average annual rental rate per square foot of $22.96, representing a 6.2% decrease as compared to expiring rental rates, and at an average cost of $3.06 per square foot per year of the lease term.  During the fourth quarter of 2012, we renewed a 109,000 square feet at Hearst Tower at an above market rental rate.  This renewal caused our average annual rental rate per square foot related to renewal leases to be higher than new and expansion leases signed during the year.

During the fourth quarter of 2012, 12 expansion leases were signed totaling 45,000 rentable square feet at an average annual rental rate per square foot of $22.38 and at an average cost of $7.14 per square foot per year of the lease term.  During the year ended December 31, 2012, 45 expansion leases were signed totaling 176,000 rentable square feet at an average annual rental rate per square foot of $23.22 and at an average cost of $5.47 per square foot per year of the lease term.

During the fourth quarter of 2012, 21 new leases were signed totaling 110,000 rentable square feet at an average annual rental rate per square foot of $21.70 and at an average cost of $4.73 per square foot per year of the term.  During the year ended December 31, 2012, 86 new leases were signed totaling 550,000 rentable square feet at an average annual rental rate per square foot of $21.05 and at an average cost of $4.97 per square foot per year of the lease term.

Rental Rates.  An increase in vacancy rates in a market or at a specific property has the effect of reducing market rental rates.  Inversely, a decrease in vacancy rates in a market or at a specific property has the effect of increasing market rental rates.  Our leases typically have three to seven year terms, though the Company does enter into leases with terms that are either shorter or longer than that typical range from time to time.  As leases expire, we seek to replace existing leases with new leases at the current market rental rate.  For our properties owned as of January 1, 2013, management estimates that we have approximately $0.36 per square foot in annual rental rate embedded loss in our office property leases.  Embedded loss is defined as the difference between the weighted average in-place cash rents including operating expense reimbursements and the weighted average estimated market rental rate.

Customer Retention.  Keeping existing customers is important as high customer retention leads to increased occupancy, less downtime between leases, and reduced leasing costs.  We estimate that it costs five to six times more to replace an existing customer with a new one than to retain the existing customer.  In making this estimate, we take into account the sum of revenue lost during downtime on the space plus leasing costs, which typically rise as market vacancies increase.  Therefore, we focus a great amount of energy on customer retention.  We seek to retain our customers by continually focusing on operations at our office properties.  We believe in providing superior customer service; hiring, training, retaining and empowering each employee; and creating an environment of open communication both internally and externally with customers and stockholders.  Over the past ten years, Parkway maintained an average 65% customer retention rate.  Our customer retention rate was 68.9% for the quarter ended December 31, 2012, as compared to 76.0% for the quarter ended September 30, 2012, and 47.1% for the quarter ended December 31, 2011. Customer retention for the years ended December 31, 2012 and 2011 was 64.2% and 51.2%, respectively.

Joint Ventures and Partnerships

Management views investing in wholly owned properties as the highest priority of our capital allocation.  However, we may selectively pursue joint ventures if we determine that such a structure will allow us to reduce anticipated risks related to a property or portfolio or to address unusual operational risks.  To the extent we enter into joint ventures and partnerships, we will seek to manage all phases of the investment cycle including acquisition, financing, operations, leasing and dispositions, and we will seek to receive fees for providing these services.

At December 31, 2012, we had one partnership structured as a discretionary fund.  Parkway Properties Office Fund II, L.P. ("Fund II"), a $750.0 million discretionary fund, was formed on May 14, 2008 and was fully invested at February 10, 2012.  Fund II was structured with Teacher Retirement System of Texas ("TRST") as a 70% investor and our operating partnership as a 30% investor, with an original target capital structure of approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt.  Fund II acquired 13 properties totaling 4.2 million square feet in Atlanta, Charlotte, Phoenix, Jacksonville, Orlando, Tampa and Philadelphia. In August 2012, Fund II increased its investment capacity by $20.0 million to purchase Hayden Ferry III, IV and V, all adjacent to Hayden Ferry I and Hayden Ferry II office properties in Phoenix.

We serve as the general partner of Fund II and provide asset management, property management, leasing and construction management services to the fund, for which we are paid market-based fees.  Cash is distributed by Fund II pro rata to each partner until a 9% annual cumulative preferred return is received and invested capital is returned.  Thereafter, 56% will be distributed to TRST and 44% to us.  The term of Fund II is seven years from the date the fund was fully invested, or until February 2019, with provisions to extend the term for two additional one-year periods at our discretion.

We entered into an agreement to sell the 13 office properties, totaling 2.7 million square feet, owned by Parkway Properties Office Fund, L.P. ("Fund I") to our existing partner in the fund for a gross sales price of $344.3 million, of which $97.4 million was our share.  As of December 31, 2011, we had completed the sale of nine of these 13 assets. As of July 1, 2012, we had completed the sale of the remaining four Fund I assets.  We received approximately $14.2 million in net proceeds from the sales of the Fund I assets, and the proceeds were used to reduce amounts outstanding under our credit facilities.  Upon sale, the buyer assumed a total of $292.0 million in mortgage loans, of which $82.4 million was our share.

Financial Condition

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011

Assets.  In 2012, we continued the execution of our strategy of operating and acquiring office properties as well as disposing of non-core assets that no longer meet our investment criteria or for which a disposition would maximize value.  During the year ended December 31, 2012, total assets increased $270.3 million or 16.5% as compared to the year ended December 31, 2011.  The primary reason for the increase is due to the purchase of nine office properties, offset by the sale of 23 office properties during 2012.

Acquisitions and Improvements.  Our investment in office properties increased $640.8 million net of depreciation to a carrying amount of $1.6 billion at December 31, 2012 and consisted of 43 office properties.  The primary reason for the increase in office properties relates to the purchase of nine office properties during 2012.

During the year ended December 31, 2012, we and Fund II purchased nine office properties as follows (in thousands):
Office Property	Location	Type of Ownership	Ownership Share	Square Feet	Date Purchased	Gross Purchase Price

The Pointe	Tampa, FL	Fund II	30.0%	252	01/11/12	$46,900
Hayden Ferry Lakeside II	Phoenix, AZ	Fund II	30.0%	300	02/10/12	86,000
Hearst Tower	Charlotte, NC	Wholly owned	100.0%	973	06/06/12	250,000
Hayden Ferry Lakeside III, IV, and V	Phoenix, AZ	Fund II	30.0%	21	08/31/12	18,200
Westshore Corporate Center	Tampa, FL	Wholly owned	100.0%	170	11/15/12	22,691
525 North Tryon	Charlotte, NC	Wholly owned	100.0%	402	12/06/12	47,350
Phoenix Tower	Houston, TX	Wholly owned	100.0%	626	12/20/12	123,750
Tempe Gateway	Phoenix, AZ	Wholly owned	100.0%	251	12/21/12	66,100
NASCAR Plaza	Charlotte, NC	Wholly owned	100.0%	395	12/31/12	99,999

				3,390		$760,990

On January 17, 2013, we purchased Tower Place 200, a 260,000 square foot office tower located in the Buckhead submarket of Atlanta, Georgia, for a gross purchase price of $56.3 million.  The purchase of Tower Place 200 was financed with borrowings on our unsecured credit facilities.  The building is unencumbered by debt.

On January 21, 2013, we entered into a purchase and sale agreement to acquire a portfolio of eight office properties totaling 1.0 million square feet located in the Deerwood submarket of Jacksonville, Florida for a gross purchase price of $130 million.  We will own 100% of the portfolio and plan to place secured first financing on the properties, simultaneous with closing, totaling approximately 65% of the gross purchase price.  Closing is expected to occur by the end of the first quarter 2013 and is subject to customary closing conditions, including completion of satisfactory due diligence.  We intend to fund our share of equity using borrowings from our senior unsecured revolving credit facility.

During the year ended December 31, 2012, we capitalized building improvements of $25.6 million and recorded depreciation expense of $50.7 million related to our office properties.

Dispositions.  During the year ended December 31, 2012, we completed our previously disclosed dispositions as part of our strategic objective of becoming a leading owner of high-quality office assets in higher-growth markets in the Sunbelt.  During the year ended December 31, 2012, we sold 23 office properties as follows (in thousands):

				Gross
		Square	Date of	Sales	Gain (Loss)
Office Property	Location	Feet	Sale	Price	on Sale
Falls Pointe	Atlanta, GA	107	01/06/12	$6,000	$1,357
111 East Wacker	Chicago, IL	1,013	01/09/12	150,600	3
Renaissance Center	Memphis, TN	189	03/01/12	27,650	3,033
Non-Core Assets	Various	1,745	Various	139,500	3,700
Overlook II	Atlanta, GA	260	04/30/12	29,350	777
Wink	New Orleans, LA	32	06/08/12	765	(98)
Ashford Center/ Peachtree Ridge	Atlanta, GA	321	07/01/12	29,850	1,292
111 Capitol Building	Jackson, MS	187	09/06/12	8,200	(371)
Sugar Grove	Houston, TX	124	10/23/12	11,425	3,246

Total 2012		3,978		$403,340	$12,939

We entered into an agreement to sell the 13 office properties, totaling 2.7 million square feet, owned by Fund I to our existing partner in the fund for a gross sales price of $344.3 million, of which $97.4 million was our share.  As of December 31, 2011, we had completed the sale of nine of these 13 assets. As of July 1, 2012, we had completed the sale of the remaining four Fund I assets.  We received approximately $14.2 million in net proceeds from the sales of the Fund I assets, and the proceeds were used to reduce amounts outstanding under our credit facilities.  Upon sale, the buyer assumed a total of $292.0 million in mortgage loans, of which $82.4 million was our share.

Additionally, during the year ended December 31, 2012, we completed the sale of the 15 properties included in our strategic sale of a portfolio of non-core assets and the sale of 111 Capitol Building, for a gross sales price of $147.7 million and generating net proceeds to us of approximately $94.3 million, with the buyer assuming $41.7 million in mortgage loans upon sale, of which $31.9 million was our share.  The 15 assets that were sold include five assets in Richmond, Virginia, four assets in Memphis, Tennessee, and six assets in Jackson, Mississippi.

We completed the sale of four additional assets during the year ended December 31, 2012, including the sale of 111 East Wacker, a 1.0 million square foot office property located in Chicago, the Wink building, a 32,000 square foot office property in New Orleans, Louisiana, Sugar Grove, a 124,000 square foot office property in Houston, Texas, and Falls Pointe, a 107,000 square foot office property located in Atlanta and owned by Fund II for an aggregate gross sales price of $168.8 million.  We received approximately $14.8 million in aggregate net proceeds from these sales, which were used to reduce amounts outstanding under our revolving credit facility.   In connection with the sale of 111 East Wacker, the buyer assumed the existing $147.9 million mortgage loan upon sale.

Mortgage Loans.  In connection with the previous sale of One Park Ten, we had seller-financed a $1.5 million note receivable that bore interest at 7.3% per annum on an interest-only basis through maturity in June 2012.  On April 2, 2012, the borrower prepaid the note receivable and all accrued interest in full.

On April 10, 2012, we transferred our rights, title and interest in the B participation piece (the "B piece") of a first mortgage secured by an 844,000 square foot office building in Dallas, Texas known as 2100 Ross.  The B piece was purchased at an original cost of $6.9 million in November 2007.  The B piece was originated by Wachovia Bank, N.A., a Wells Fargo Company, and had a face value of $10.0 million, a stated coupon rate of 6.1% and a scheduled maturity in May 2012.  During 2011, we recorded a non-cash impairment loss on the mortgage loan in the amount of $9.2 million, thereby reducing our investment in the mortgage loan to zero.  Under the terms of the transfer, we were entitled to certain payments if the transferee was successful in obtaining ownership of 2100 Ross or if the transferee was successful in obtaining payment on the amount due on the note receivable.  During the third quarter of 2012, the transferee successfully obtained ownership of 2100 Ross and as a result we received a $500,000 payment which is classified as recovery of losses on mortgage loan receivable in our Consolidated Statements of Operations and Comprehensive Loss.

Receivables and Other Assets. For the year ended December 31, 2012, rents receivable and other assets increased $15.3 million or 13.9%. The primary reason for the increase in receivables and other assets is due to the increase in lease costs related to the purchase of nine office properties during 2012.

Intangible Assets, Net.  For the year ended December 31, 2012, intangible assets net of related amortization increased $22.5 million or 23.5% and was primarily due to the purchase of nine office properties offset by an impairment loss of $26.2 million on goodwill.  The goodwill was originally recorded in connection with the Eola combination in 2011.

Assets Held for Sale and Liabilities Related to Assets Held for Sale.  For the year ended December 31, 2012, assets held for sale decreased $382.8 million, or 100%, and liabilities related to assets held for sale decreased $285.6 million, or 100%, as a result of us not classifying any assets for sale in 2012.  For a complete discussion of assets and liabilities held for sale, please reference "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Discontinued Operations."

Management Contracts, Net.  For the year ended December 31, 2012, management contracts decreased $30.6 million or 61.7% due to a non-cash impairment loss recorded during the fourth quarter 2012.  The impairment loss was recorded as a result of reduction in the value of our management contracts to $19.0 million at December 31, 2012.

Cash and Cash equivalents. Cash and cash equivalents increased $6.7 million or 8.9% for the year ended December 31, 2012 primarily due to proceeds from the $125 million unsecured term loan and our December 2012 underwritten public offering of common stock, which closed on December 10, 2012, offset against equity contributions from Fund II limited partners received during 2011 for the purchase of office properties which closed during the first quarter of 2012.  Our proportionate share of cash and cash equivalents at December 31, 2012 and December 31, 2011 was $56.0 million and $25.8 million, respectively.

Notes Payable to Banks. Notes payable to banks increased $129.7 million or 98.0% during the year ended December 31, 2012.  At December 31, 2012, notes payable to banks totaled $262.0 million and the net increase is due to placement of a $125 million unsecured term loan as well as borrowings to fund our proportionate share of nine office property purchases, offset by payments on the senior unsecured revolving credit facility from proceeds received from the sale of office properties, proceeds received from the December 2012 common stock offering and proceeds received from our transaction with TPG Pantera, which is described below.

On March 30, 2012, we entered into an Amended and Restated Credit Agreement with a consortium of eight banks for our $190 million senior unsecured revolving credit facility.  Additionally, we amended our $10 million working capital revolving credit facility under substantially the same terms and conditions, with the combined size of the facilities remaining at $200 million (collectively, the "New Facilities").  The New Facilities provide for modifications to our then-existing credit facilities by, among other things, extending the maturity date from January 31, 2014 to March 29, 2016, with an additional one-year extension option with the payment of a fee, increasing the size of the accordion feature from $50 million to as much as $160 million, lowering applicable interest rate spreads and unused fees, and modifying certain other terms and financial covenants.  The interest rate on the New Facilities is based on LIBOR plus 160 to 235 basis points, depending on our overall leverage (with the current rate set at 160 basis points).  Additionally, we pay fees on the unused portion of the New Facilities ranging between 25 and 35 basis points based upon usage of the aggregate commitment (with the current rate set at 25 basis points).  Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as Joint Lead Arrangers and Joint Book Runners on the senior facility.  In addition, Wells Fargo Bank, N.A. acted as Administrative Agent and Bank of America, N.A. acted as Syndication Agent.  KeyBank, N.A., PNC Bank, N.A. and Royal Bank of Canada all acted as Documentation Agents.  Other participating lenders include JPMorgan Chase Bank, Trustmark National Bank, and Seaside National Bank and Trust.  The working capital revolving credit facility was provided solely by PNC Bank, N.A.

On October 10, 2012, we exercised $25 million of the $160 million accordion feature of our existing unsecured revolving credit facility and increased capacity from $190 million to $215 million with the additional borrowing capacity being provided by U.S. Bank National Association, bringing the total number of participating lenders to nine.  The interest rate on the credit facility is currently LIBOR plus 160 basis points.  Other terms and conditions under the credit facility remain unchanged.

On September 27, 2012, we closed a $125 million unsecured term loan.  The term loan has a maturity date of September 27, 2017, and has an accordion feature that allows for an increase in the size of the term loan to as much as $250 million, subject to certain conditions.  Interest on the term loan is based on LIBOR plus an applicable margin of 150 to 225 basis points depending on our overall leverage (with the current rate set at 150 basis points.)  The term loan has substantially the same operating and financial covenants as required by our current unsecured revolving credit facility.  Keybanc Capital Markets, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as Joint Lead Arrangers and Joint Bookrunners on the term loan.  In addition, Keybank National Association acted as Administrative Agent; Bank of America, N. A. acted as Syndication Agent; and Wells Fargo Bank, National Association acted as Documentation Agent.  Other participating lenders include Royal Bank of Canada, PNC Bank, National Association, U. S. Bank National Association, and Trustmark National Bank.

Mortgage Notes Payable. During the year ended December 31, 2012, mortgage notes payable decreased $146.5 million or 19.5% (including mortgage notes payable included in liabilities held for sale) as a result of the following (in thousands):

Increase
(Decrease)

Placement of mortgage debt on Fund II properties	$73,500
Assumption of mortgage debt on Westshore Corporate Center	15,717
Assumption of mortgage debt on NASCAR Plaza	42,977
Transfer of mortgage to purchaser of Fund I properties	(76,722)
Transfer of mortgage to purchaser of non-core properties	(177,373)
Principal paid on early extinguishment of debt	(16,275)
Scheduled principal payments	(8,348)
$(146,524)

On January 11, 2012, in connection with the purchase of The Pointe in Tampa, Florida, Fund II obtained a $23.5 million non-recourse first mortgage loan, which is secured by the Pointe and matures in February 2019.  The mortgage has a fixed rate of 4.0% and is interest only for the first 42 months of the term.

On February 10, 2012, Fund II obtained a $50.0 million non-recourse mortgage loan, of which $15.0 million is our share, secured by Hayden Ferry II, a 300,000 square foot office property located in the Tempe submarket of Phoenix, Arizona.  The mortgage loan matures in July 2018 and bears interest at LIBOR plus the applicable spread which ranges from 250 to 350 basis points over the term of the loan.  In connection with this mortgage, Fund II entered into an interest rate swap that fixes LIBOR at 1.5% through January 25, 2018, which equates to a total interest rate ranging from 4.0% to 5.0%.  The mortgage loan is cross-collateralized, cross-defaulted, and coterminous with the mortgage loan secured by Hayden Ferry I.

On March 9, 2012, we repaid a $16.3 million non-recourse mortgage loan secured by Bank of America Plaza, a 337,000 square foot office property in Nashville, Tennessee.  The mortgage loan had a fixed rate of 7.1% and was scheduled to mature in May 2012.  We repaid the mortgage loan using available proceeds under the senior unsecured revolving credit facilities.

On November 15, 2012, in connection with the purchase of Westshore Corporate Center in Tampa, Florida, we assumed a $14.5 million existing non-recourse first mortgage secured by Westshore Corporate Center, with a fixed interest rate of 5.8% and a maturity date of May 1, 2015.  In accordance with generally accepted accounting principles ("GAAP"), the mortgage was recorded at $15.7 million to reflect the value of the instrument based on a market interest rate of 2.5% on the date of purchase.

On December 31, 2012, in connection with the purchase of NASCAR Plaza in Charlotte, North Carolina, we assumed a $42.6 million first mortgage loan secured by NASCAR Plaza with a fixed interest rate of 4.7% and a maturity date of March 30, 2016.  In accordance with GAAP, the mortgage was recorded at $43.0 million to reflect the value of the instrument based on a market interest rate of 3.4% on the date of purchase.

During 2012, in conjunction with the sale of the Fund I assets, the buyer assumed $76.7 million of non-recourse first mortgage loans, of which $19.2 million was our share.

On February 20, 2013, the Company obtained an $80.0 million non-recourse first mortgage loan secured by Phoenix Tower, a 626,000 square foot office property in Houston, Texas.  The mortgage loan has a fixed interest rate of 3.9%, an initial 24-month interest only period and a maturity date of March 2023.

We expect to continue seeking primarily fixed-rate, non-recourse mortgage financing with maturities from five to ten years typically amortizing over 25 to 30 years on select office building investments as additional capital is needed.  We monitor a number of leverage and other financial metrics defined in the loan agreements for our senior unsecured revolving credit facility and working capital unsecured credit facility, which include but are not limited to our total debt to total asset value.  In addition, we monitor interest, fixed charge and modified fixed charge coverage ratios as well the net debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") multiple.  The interest coverage ratio is computed by comparing the cash interest accrued to EBITDA.  The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA.  The modified fixed charge coverage ratio is computed by comparing cash interest accrued and preferred dividends paid to EBITDA.  The net debt to EBITDA multiple is computed by comparing our share of net debt to EBITDA computed for the current quarter as annualized and adjusted pro forma for any completed investment activity. Management believes all of the leverage and other financial metrics it monitors, including those discussed above, provides useful information on total debt levels as well as our ability to cover interest, principal and/or preferred dividend payments.  We currently target a net debt to EBITDA multiple of 5.5 to 6.5 times.

Accounts Payable and Other Liabilities.  For the year ended December 31, 2012, accounts payable and other liabilities decreased $7.6 million or 8.4% and is primarily due to the decrease in contingent consideration related to the Eola purchase for which 1.8 million common units were issued during the first quarter of 2012, and the decrease in deferred tax liability as a result of the non-cash impairment loss associated with the Company's management contracts, offset by an increase in the fair value of interest rate swaps and below market lease value liabilities associated with the purchase of nine properties during 2012.

Equity.  Total equity increased $326.0 million or 51.7% during the year ended December 31, 2012 as a result of the following (in thousands):

Increase (Decrease)
Net loss attributable to Parkway Properties, Inc.	$(39,395)
Net loss attributable to noncontrolling interest	(3,586)
Net loss	(42,981)
Change in market value of interest rate swaps	(3,364)
Common stock dividends declared	(14,570)
Preferred stock dividends declared	(10,843)
Convertible preferred dividends declared	(1,011)
Share-based compensation	432
Shares issued in lieu of Director's Fees	263
Issuance of common stock	229,843
Shares issued pursuant to TPG Management Services Agreement	225
Conversion of 13,484,444 convertible preferred shares to common stock	141,173
Shares purchased to satisfy tax withholding obligation on vesting of restricted stock
and deferred incentive share units	(173)
Net shares distributed from deferred compensation plan	220
Issuance of 1.8 million operating partnership units	18,216
Contribution of capital by noncontrolling interest	17,447
Distribution of capital to noncontrolling interest	(729)
Sale of noncontrolling interest in Parkway Properties Office Fund, L.P.	(8,179)
$325,969

Common Stock. On December 10, 2012, we completed a public offering of 13.5 million shares of our common stock, plus an additional 1.2 million shares of our common stock issued and sold pursuant to the exercise of the underwriters' option to purchase additional shares in full, at the public offering price of $13.00 per share.  Net proceeds from the offering, after deducting the underwriting discount and offering expenses, were approximately $184.8 million. Pursuant to its stockholders agreement with us, TPG Pantera exercised its preemptive rights to purchase 5,822,000 shares of common stock in this offering.

Shelf Registration Statement.  We have a universal shelf registration statement on Form S-3 (No. 333-178001) that was declared effective by the Securities and Exchange Commission on December 5, 2011.  We may offer an indeterminate number or amount, as the case may be, of (i) shares of common stock, par value $0.001 per share; (ii) shares of preferred stock, par value $0.001 per share; and (iii) warrants to purchase preferred stock or common stock, all of which may be issued from time to time on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended, at an aggregate public offering price not to exceed $500 million.  As of March 1, 2013, we had $315.2 million of securities available for issuance under the registration statement.

We also have a registration statement on Form S-3 (No. 333-178003) that was declared effective by the Securities and Exchange Commission on February 28, 2012 under which we may issue up to 1.8 million shares of common stock, par value $0.001 per share, to certain holders of common units.  Our indirect, controlled subsidiary is the general partner of PPLP.  Pursuant to the Partnership Agreement for PPLP, we may elect to deliver shares to common unit holders who wish to have their common units redeemed.  We filed the registration statement in order to satisfy our registration obligations under the Registration Rights Agreement, dated May 18, 2011, between us and certain holders of common units.  As of December 31, 2012, we had no shares of common stock available for issuance under the registration statement as we have issued 1.8 million shares of common stock in redemption of common units.

    TPG Pantera Securities Purchase Agreement.  On May 3, 2012, we entered into a Securities Purchase Agreement (the "Purchase Agreement"), by and between the Company and TPG Pantera.  Pursuant to the terms of the Purchase Agreement, on June 5, 2012, we issued to TPG Pantera 4.3 million shares, or approximately $48.4 million, of common stock and approximately 13.5 million shares, with an initial liquidation value of $151.6 million, of newly created, of Series E Preferred Stock.  We received net proceeds of approximately $200 million and incurred approximately $13.9 million in transaction costs, which were recorded as a reduction to proceeds received.  During the year ended December 31, 2012, we issued an additional 6,666 shares of Series E Preferred Stock and 11,733 shares of common stock to TPG Pantera in lieu of director's fees pursuant to the agreements entered into with TPG Pantera at the time of closing under the Purchase Agreement and paid approximately $5.0 million and $1.0 million in dividends on common stock and Series E Preferred Stock, respectively, to TPG Pantera.

At a special meeting of our stockholders held on July 31, 2012, our stockholders approved, among other things, the right to convert, at our option or the option of the holders, the Series E Preferred Stock into shares of our common stock. On August 1, 2012, we delivered a conversion notice to TPG Pantera and all shares of Series E Preferred Stock were converted into common stock on a one-for-one basis.

Results of Operations

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011.

Net loss attributable to common stockholders for the years ended December 31, 2012 and 2011 was $51.2 million ($1.62 per basic common share) and $137.0 million ($6.37 per basic common share), respectively.  The primary reason for the decrease in net loss attributable to common stockholders for the year ended December 31, 2012 as compared to the year ended December 31, 2011 in the amount of $85.8 million is primarily attributable to Parkway's proportionate share of impairment losses recorded during 2011 on Fund I office properties, net operating income recorded in 2012 from Fund II purchases which closed in the second quarter of 2011 and first quarter of 2012 and the purchase of  six wholly owned office properties during 2012, gains on sale of real estate from discontinued operations, and acquisition costs recognized in 2011, offset by non-cash impairment losses on real estate, management contracts and goodwill recorded during 2012.  The change in loss from discontinued operations as well as other variances for income and expense items that comprise net loss attributable to common stockholders is discussed in detail below.

Office Properties.  The analysis below includes changes attributable to same-store properties and acquisitions of office properties. Same-store properties are consolidated properties that we owned for the current and prior year reporting periods, excluding properties classified as discontinued operations.  During the year ended December 31, 2012, we classified as discontinued operations 23 properties totaling 4.0 million square feet, which were sold during 2012.  At December 31, 2012, same-store properties consisted of 34 properties comprising 8.5 million square feet.

The following table represents revenue from office properties for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31
				%
	2012	2011	Increase	Change
Revenue from office properties:
Same-store properties	$140,887	$136,917	$3,970	2.9%
Properties acquired	65,852	10,373	55,479	*N/M
Total revenue from office properties	$206,739	$147,290	$59,449	40.4%
*N/M – Not meaningful

Revenue from office properties for same-store properties increased $4.0 million or 2.9% for the year ended December 31, 2012, compared to the same period for 2011.  The primary reason for the increase is due to an increase in average same-store occupancy for the year ended December 31, 2012 compared to the same period for 2011.  Average same-store occupancy increased 146 basis points for the year ended December 31, 2012 compared to the same period of 2011.

The following table represents property operating expenses for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31
			Increase	%
	2012	2011	(Decrease)	Change
Expense from office properties:
Same-store properties	$56,809	$57,364	$(555)	-1.0%
Properties acquired	23,939	3,369	20,570	*N/M
Total expense from office properties	$80,748	$60,733	$20,015	33.0%
*N/M – Not meaningful

Property operating expenses for same-store properties decreased $555,000 or 1.0% for the year ended December 31, 2012, compared to the same period of 2011. The primary reason for the decrease is due to decreased personnel and utilities expense.

Depreciation and amortization expense attributable to office properties increased $25.0 million for the year ended December 31, 2012 compared to the same period for 2011.  The primary reason for the increase is due to the purchase of eight office properties and an additional interest in one property during 2011, which were owned for a full year during 2012, in addition to nine office properties purchased during 2012.  The total gross purchase price for acquisitions completed during the year ended December 31, 2012 was $761.0 million compared with $586.9 million for the same period of 2011.

Impairment Loss on Real Estate.  We recorded total impairment losses on real estate of $9.2 million and $196.3 million for the years ended December 31, 2012 and 2011, respectively.  For the year ended December 31, 2012, the impairment loss of $9.2 million related to assets included in continuing operations. For the year ended December 31, 2011, $6.4 million of the total impairment losses recorded were related to assets included in continuing operations and $189.9 million were related to discontinued operations.  For 2012, impairment losses on continuing operations are comprised of losses in connection with assets in Jackson, Mississippi and Columbia, South Carolina.  For 2011, impairment losses on real estate in continuing operations are comprised of the $5.9 million loss in connection with two remaining assets in Jackson, Mississippi and Memphis, Tennessee, and a $500,000 loss on non-depreciable land in New Orleans, Louisiana.  Impairment losses on real estate in discontinued operations are comprised of the $105.4 million loss (our share was $29.3 million) in connection with sale of our interests in the Fund I office portfolio, a $51.2 million loss in connection with the sale of non-core assets and a parcel of land in Jackson, Mississippi; Memphis, Tennessee; and Richmond, Virginia, a $19.1 million loss in connection with the sale of 111 East Wacker in Chicago, Illinois, a $11.6 million loss in connection with the Wells Fargo Building office property in Houston, Texas, all of which were classified as held for sale at December 31, 2011, and a $2.7 million loss in connection with the sale of Tower at 1301 Gervais in Columbia, South Carolina.

Impairment Loss on Management Contracts and Goodwill.  During the year ended December 31, 2012, we recorded a $42.0 million non-cash impairment loss, net of deferred tax liability, associated with our investment in management contracts and goodwill.  Our strategy related to the third-party management business has changed since the acquisition of these contracts.  When the contracts were acquired, our strategy was to grow the third-party business and continue to add management contracts in our various markets.  While we still view the cash flows from this business as positive and the additional management contracts gives us scale and critical mass in some of our key markets, we are no longer actively seeking to grow this portion of the business.  Given this change in strategy, we determined that our management contracts and associated goodwill were impaired and recorded a $42.0 million non-cash impairment charge, net of deferred tax liability, during the fourth quarter of 2012.

Impairment Loss on Mortgage Loan Receivable.  During the year ended December 31, 2011, we recorded a non-cash impairment loss on a mortgage loan of $9.2 million in connection with the B participation piece of a first mortgage secured by an 844,000 square foot office property in Dallas, Texas known as 2100 Ross.  The borrower is in default on the first mortgage and we did not believe we would recover our investment in the loan.  Therefore, we wrote off our total investment in the mortgage loan.  Our original cash investment in the loan was $6.9 million and was purchased in November 2007.

Change in Fair Value of Contingent Consideration.  On May 18, 2011, we closed on the agreement with Eola in which Eola contributed its Property Management Company to us.  Eola's principals contributed the Management Company to us for initial consideration of $32.4 million in cash and contingent consideration of 1.8 million common units to Eola's principals through an earn-out and earn-up arrangement based on the achievement by the Management Company of certain targeted annual gross fee revenue for the balance of 2011 and 2012.  The initial value of the common units was $31.0 million based on our stock price on the date of purchase.  However, due to the decline in our stock price during 2011, the value of the contingent consideration was reduced to $18.0 million, resulting in a change in fair value of the contingent consideration of $13.0 million recorded during the year ended December 31, 2011, as compared to an increase of $216,000 recorded during the year ended December 31, 2012, upon the issuance of the common units.  On December 30, 2011, we and the former Eola principals amended certain post-closing provisions of the contribution agreement to provide, among other things, that if the Management Company achieved annual revenues in excess of the original 2011 target, all common units subject to the 2011 earn-out, the 2012 earn-out and the earn-up will be deemed earned and paid when the 2011 earn-out payment is made.  Based on the Management Company revenue for 2011, the target was achieved and all common  units were earned and issued to Eola's principals on February 28, 2012.  As of December 31, 2012, all common units had been redeemed for our common stock.

Management Company Income and Expenses.  Management company income increased $2.9 million and management company expenses increased $3.9 million during the year ended December 31, 2012, compared to the same period for 2011 and is primarily a result of a full year of activity for the Eola Management Company which was purchased in the second quarter of 2011.

Acquisition Costs.  During the year ended December 31, 2012, we incurred $2.8 million in acquisition costs compared to $17.2 million for the same period in 2011.   The primary reason for the decrease is due to costs associated with the Eola combination and purchase of eight Fund II office properties that closed during the first half of 2011, compared with the purchase of three Fund II office properties and a parking garage and six wholly owned office properties that closed during 2012.  Our proportionate share of acquisition costs for the year ended December 31, 2012 and 2011 was $2.1 million and $15.4 million, respectively.

General and Administrative Expense.  General and administrative expense decreased $2.4 million or 12.7% for the year ended December 31, 2012, compared to the same period of 2011. The decrease is primarily due to additional personnel expenses incurred during 2011 as part of our realignment efforts.

Share-Based and Long-Term Compensation Expense.  Compensation expense related to restricted shares and deferred incentive share units of $432,000 and $1.3 million was recognized for the years ended December 31, 2012 and 2011, respectively.  Total compensation expense related to nonvested awards not yet recognized was $1.1 million at December 31, 2012. The weighted average period over which the expense is expected to be recognized is approximately 1.5 years.  During the year ended December 31, 2012, compensation expense related to nonvested awards not yet recognized and the weighted average period over which expense is expected to be recognized decreased as a result of approximately 195,000 awards either vesting or being forfeited.

On February 14, 2012, the Board of Directors approved 21,900 long-term equity incentive awards to our officers.  The long-term equity incentive awards are time-based awards and are valued at $222,000 which equates to an average price per share of $10.15.  These awards vest ratably over four years from the date of grant and are accounted for as equity-classified awards.

A summary of our restricted stock and deferred incentive share unit activity is as follows:

		Weighted	Deferred	Weighted
	Restricted	Average	Incentive	Average
	Shares	Price	Share Units	Price
Outstanding at December 31, 2010	479,930	$12.81	15,640	$25.71
Granted	235,168	10.31	20,435	23.97
Vested	(99,202)	23.99	(4,930)	45.11
Forfeited	(161,826)	10.68	(3,775)	20.38
Outstanding at December 31, 2011	454,070	9.83	27,370	21.65
Granted	21,900	10.15	-	-
Vested	(56,013)	21.55	(3,030)	14.93
Forfeited	(138,724)	8.18	(6,580)	14.06
Outstanding at December 31, 2012	281,233	$8.34	17,760	$25.61

We also adopted a long-term cash incentive that was designed to reward significant outperformance over the three year period beginning July 1, 2010.  The performance goals for actual payment under the long-term cash incentive will require us to (i) achieve an absolute compounded annual total return to stockholders ("TRTS"), that exceeds 14% and (ii) achieve an absolute compounded annual TRTS that exceeds the compounded annual return of the RMS by at least 500 basis points.  Notwithstanding the above goals, in the event we achieve an absolute compounded annual TRTS that exceeds 19%, then we must achieve an absolute compounded annual TRTS that exceeds the compounded annual return of the RMS by at least 600 basis points.  The aggregate amount of the cash incentive earned would increase with corresponding increases in the absolute compounded annual TRTS that we achieve.  There will be a cap on the aggregate cash incentive earned in the amount of $7.1 million.  Achievement of the maximum cash incentive would equate to an absolute compounded annual TRTS that approximates 23%, provided that the absolute compounded annual TRS exceeds the compounded annual return of the RMS by at least 600 basis points.  The total compensation expense for the long-term cash incentive is based upon the estimated fair value of the award on the grant date and adjusted as necessary each reporting period.  The long-term cash incentive awards are accounted for as a liability-classified award on our 2012 consolidated balance sheet.  The grant date and quarterly fair value estimates for awards that are subject to a market condition are determined using a simulation pricing model developed to specifically accommodate the unique features of the awards.

Interest Expense.  Interest expense, including amortization of deferred financing costs, increased $3.7 million or 11.8% for the year ended December 31, 2012, compared to the same period of 2011 and is comprised of the following (in thousands):

	Year Ended December 31
			Increase	%
	2012	2011	(Decrease)	Change
Interest expense:
Mortgage interest expense	$30,515	$24,411	$6,104	25.0%
Credit facility interest expense	2,640	5,578	(2,938)	-52.7%
Debt prepayment expense	190	-	190	*N/M
Mortgage loan cost amortization	689	477	212	44.4%
Credit facility cost amortization	1,300	1,146	154	13.4%

Total interest expense	$35,334	$31,612	$3,722	11.8%
*N/M – Not meaningful

Mortgage interest expense increased $6.1 million or 25.0% for the year ended December 31, 2012 compared to the same period for 2011, primarily due to $132.2 million of mortgage debt placed or assumed during 2012 in connection with office property acquisitions in 2012 as well as a full year of interest expense for $309.2 million of mortgage debt placed or assumed during 2011 in connection with office property acquisitions in 2011.

Credit facility interest expense decreased $2.9 million or 52.7% for the year ended December 31, 2012 compared to the same period for 2011.  The decrease in credit facility interest expense is primarily due to a decrease in year-to-date average borrowings of $29.7 million and a decrease in the weighted average interest rate on average borrowings of 162 basis points for the year ended December 31, 2012 compared to the same period of 2011.  The decrease in year-to-date average borrowings is primarily due to the net proceeds from office property sales in 2011 and 2012 and proceeds received from our recent common stock offering, which were used to pay down amounts outstanding under the credit facilities, offset by borrowings to fund our proportionate share of office property purchases and the placement of a $125 million unsecured term loan.  The decrease in weighted average interest rate is due to the modification of the terms of our credit facility entered into during the first quarter of 2012.

Discontinued Operations.  Discontinued operations are comprised of the following for years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31
	2012	2011
Statement of Operations:
Revenues
Income from office properties	$13,752	$135,964
	13,752	135,964
Expenses
Office properties:
Operating expenses	6,525	61,424
Management company expense	350	288
Interest expense	5,199	29,794
Gain on extinguishment of debt	(1,494)	(7,635)
Non-cash expense on interest rate swap	(215)	2,338
Depreciation and amortization	933	54,628
Impairment loss	-	189,940
	11,298	330,777

Income (loss) from discontinued operations	2,454	(194,813)
Gain on sale of real estate from discontinued operations	12,939	17,825
Total discontinued operations per Statement of Operations	15,393	$(176,988)
Net (income) loss attributable to noncontrolling interest from discontinued operations	(4,184)	75,836
Total discontinued operations – Parkway's Share	$11,209	$(101,152)

All current and prior period income from the following office property dispositions is included in discontinued operations for the years ended December 31, 2012 and 2011 (in thousands).

Office Property	Location	Square Feet	Date of Sale	Net Sales Price	Net Book Value of Real Estate	Gain (Loss) on Sale
233 North Michigan	Chicago, IL	1,070	05/11/2011	$156,546	$152,254	$4,292
Greenbrier I & II	Hampton Roads, VA	172	07/19/2011	16,275	15,070	1,205
Glen Forest	Richmond, VA	81	08/16/2011	8,950	7,880	1,070
Tower at Gervais	Columbia, SC	298	09/08/2011	18,421	18,421	-
Wells Fargo	Houston, TX	134	12/09/2011	-	-	-
Fund I Assets	Various	1,956	12/31/2011	255,725	244,467	11,258
2011 Dispositions (1)		3,711		$455,917	$438,092	$17,825

Falls Pointe	Atlanta, GA	107	01/06/2012	$5,824	$4,467	$1,357
111 East Wacker	Chicago, IL	1,013	01/09/2012	153,240	153,237	3
Renaissance Center	Memphis, TN	189	03/01/2012	27,661	24,629	3,032
Overlook II	Atlanta, GA	260	04/30/2012	29,467	28,689	778
Wink Building	New Orleans, LA	32	06/08/2012	705	803	(98)
Ashford/Peachtree	Atlanta, GA	321	07/01/2012	29,440	28,148	1,292
Non-Core Assets	Various	1,932	Various	125,486	122,157	3,329
Sugar Grove	Houston, TX	124	10/23/2012	10,303	7,057	3,246
2012 Dispositions (2)		3,978		$382,126	$369,187	$12,939

(1) Total gain on the sale of real estate in discontinued operations recognized for the year ended December 31, 2011 was $17.8 million, of which $9.8 million was our proportionate share.
(2) Total gain on the sale of real estate in discontinued operations recognized for the year ended December 31, 2012 was $12.9 million, of which $8.1 million was our proportionate share.

During the year ended December 31, 2012, we completed our previously disclosed dispositions as part of our strategic objective of becoming a leading owner of high-quality office assets in higher growth markets in the Sunbelt region of the United States.  We entered into an agreement to sell the 13 office properties, totaling 2.7 million square feet, owned by Parkway Properties Office Fund, L.P. ("Fund I") to our existing partner in the fund for a gross sales price of $344.3 million, of which $97.4 million was our share.  As of December 31, 2011, we had completed the sale of nine of these 13 assets. As of July 1, 2012, we had completed the sale of the remaining four Fund I assets.  We received approximately $14.2 million in net proceeds from the sales of the Fund I assets, and the proceeds were used to reduce amounts outstanding under our credit facilities.  Upon sale, the buyer assumed a total of $292.0 million in mortgage loans, of which $82.4 million was our share.

Additionally, during the year ended December 31, 2012, we completed the sale of the 15 properties included in our strategic sale of a portfolio of non-core assets, for a gross sales price of $147.7 million and generating net proceeds to us of approximately $94.3 million, with the buyer assuming $41.7 million in mortgage loans upon sale, of which $31.9 million was our share.  The 15 assets that were sold include five assets in Richmond, Virginia, four assets in Memphis, Tennessee, and six assets in Jackson, Mississippi.

We completed the sale of four additional assets during the year ended December 31, 2012, including the sale of 111 East Wacker, a 1.0 million square foot office property located in Chicago, the Wink building, a 32,000 square foot office property in New Orleans, Louisiana, Sugar Grove, a 124,000 square foot office property in Houston, Texas, and Falls Pointe, a 107,000 square foot office property located in Atlanta and owned by Fund II for aggregate gross sales price of $168.8 million.  We received approximately $14.8 million in aggregate net proceeds from these sales, which were used to reduce amounts outstanding under our revolving credit facility.  In connection with the sale of 111 East Wacker, the buyer assumed the existing $147.9 mortgage loan upon sale.

Income Taxes.  The analysis below includes changes attributable to current income tax expenses and deferred income tax benefit for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31
			Increase	%
	2012	2011	(Decrease)	Change
Income tax expense
Income tax expense – current	$1,116	$486	$630	129.6%
Income tax benefit – deferred	(1,855)	(430)	(425)	98.8%
Total income tax expense	$261	$56	$205	366.1%

Current income tax expense increased $630,000 for the year ended December 31, 2012, compared to the year ended December 31, 2011.  The increase is primarily attributable to an increase in revenue for the period from our taxable REIT subsidiary ("TRS"), which was purchased in May 2011.  Deferred income tax benefit increased $425,000 for the year ended December 31, 2012 compared to the same period of 2011.  The increase is primarily attributable to the change in deferred tax liability recorded as part of the purchase price allocation associated with the Eola management company.  At December 31, 2012, the deferred tax liability totaled $2.0 million.

Comparison of the year ended December 31, 2011  to the year ended December 31, 2010.

Net loss attributable to common stockholders for the years ended December 31, 2011 and 2010 was $137.0 million ($6.37 per basic common share) and $8.9 million ($0.42 per basic common share), respectively.  The primary reason for the increase in net loss attributable to common stockholders for the year ended December 31, 2011 as compared to the same period for 2010 is an increase in asset disposition activity in 2011, which resulted in an increase in the loss from discontinued operations attributable to common stockholders of $106.0 million.  Included in the loss from discontinued operations are impairment losses totaling $189.9 million offset by loss attributable to noncontrolling interests of $79.1 million.  The change in loss from discontinued operations as well as other variances for income and expense items that comprise net loss attributable to common stockholders is discussed in detail below.

Office Properties.  The analysis below includes changes attributable to same-store properties and acquisitions of office properties. Same-store properties are consolidated properties that we owned for the current and prior year reporting periods, excluding properties classified as discontinued operations.  During the year ended December 31, 2011, we classified as discontinued operations 14 assets sold in 2011 totaling 3.7 million square feet and 21 assets that were held for sale at December 31, 2011 totaling 3.8 million square feet.  At December 31, 2011, same-store properties consisted of 27 properties comprising 5.3 million square feet.

The following table represents revenue from office properties for the years ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31
			Increase	%
	2011	2010	(Decrease)	Change
Revenue from office properties:
Same-store properties	$87,970	$93,184	$(5,214)	-5.6%
Properties acquired	59,320	364	58,956	N/M*
Total revenue from office properties	$147,290	$93,548	$53,742	57.4%
*N/M – Not meaningful

Revenue from office properties for same-store properties decreased $5.2 million or 5.6% for the year ended December 31, 2011, compared to the same period for 2010.  The primary reason for the decrease is due to a decrease in average same-store occupancy for the year ended December 31, 2011 compared to the same period for 2010.  Average same-store occupancy decreased 480 basis points for the year ended December 31, 2011, compared to the same period of 2010.

The following table represents property operating expenses for the years ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31
			Increase	%
	2011	2010	(Decrease)	Change
Expense from office properties:
Same-store properties	$38,365	$40,124	$(1,759)	-4.4%
Properties acquired	22,368	284	22,084	N/M*
Total expense from office properties	$60,733	$40,408	$20,325	50.3%
*N/M – Not meaningful

Property operating expenses for same-store properties decreased $1.8 million or 4.4% for the year ended December 31, 2011, compared to the same period of 2010. The primary reason for the decrease is due to decreased ad valorem taxes, personnel, and contract services expense.

Depreciation and amortization expense attributable to office properties increased $28.0 million for the year ended December 31, 2011 compared to the same period for 2010.  The primary reason for the increase is the purchase of additional interests in office properties during 2010 and nine office properties during 2011.

Impairment Loss on Real Estate.  We recorded total impairment losses on real estate from continuing operations of $6.4 million and discontinued operations of $189.9 million, for a total of $196.3 million for the year ended December 31, 2011.  Our proportionate share of total impairment losses on real estate from continuing operations was $6.4 million and discontinued operations of $113.8 million, for a total of $120.2 million for the year ended December 31, 2011.  Impairment losses on real estate in continuing operations are comprised of the $5.9 million loss in connection with two remaining assets in Jackson, Mississippi and Memphis, Tennessee, and a $500,000 loss on non-depreciable land in New Orleans, Louisiana.  Impairment losses on real estate in discontinued operations are comprised of the $105.4 million loss (our share $29.3 million) in connection with sale of our interests in the Fund I office portfolio, a $51.2 million loss in connection with the sale of non-core assets and a parcel of land in Jackson, Mississippi; Memphis, Tennessee; and Richmond, Virginia, a $19.1 million loss in connection with the sale of 111 East Wacker in Chicago, Illinois, a $11.6 million loss in connection with the Wells Fargo Building office property in Houston, Texas, all of which were classified as held for sale at December 31, 2011, and a $2.7 million loss in connection with the sale of Tower at 1301 Gervais in Columbia, South Carolina.

Impairment Loss on Mortgage Loan Receivable.  During the year ended December 31, 2011, we recorded a non-cash impairment loss on a mortgage loan of $9.2 million in connection with the B participation piece of a first mortgage secured by an 844,000 square foot office property in Dallas, Texas known as 2100 Ross.  The borrower is in default on the first mortgage and we did not believe we would recover our investment in the loan.  Therefore, we wrote off our total investment in the mortgage loan.  Our original cash investment in the loan was $6.9 million and was purchased in November 2007.

Change in Fair Value of Contingent Consideration.  On May 18, 2011, we closed on the agreement with Eola in which Eola contributed its Property Management Company to us.  Eola's principals contributed the Management Company to us for initial consideration of $32.4 million in cash and contingent consideration of 1.8 million common units to Eola's principals through an earn-out and earn-up arrangement based on the achievement by the Management Company of certain targeted annual gross fee revenue for the balance of 2011 and 2012.  The initial value of the common units was $31.0 million based on our stock price on the date of purchase.  However, due to the decline in our stock price during the year, the value of the contingent consideration was reduced to $18.0 million, resulting in a change in fair value of the contingent consideration of $13.0 million.  On December 30, 2011, we and the former Eola principals amended certain post-closing provisions of the contribution agreement to provide, among other things, that if the Management Company achieved annual revenues in excess of the original 2011 target, all common units subject to the 2011 earn-out, the 2012 earn-out and the earn-up will be deemed earned and paid when the 2011 earn-out payment is made.  Based on the Management Company revenue for 2011, the target was achieved and all common units were earned and issued to Eola's principals on February 28, 2012.  As of December 31, 2012, all common units had been redeemed for our common stock.

Management Company Income and Expenses.  Management company income increased $15.2 million and management company expenses increased $10.6 million during the year ended December 31, 2011 primarily as a result of the purchase of the Eola management company in May 2011.

Acquisition Costs.  During the year ended December 31, 2011, acquisition costs increased $16.4 million primarily as a result of the contribution of Eola's management company to us that closed during the second quarter of 2011 and the purchase of eight Fund II office properties during 2011.

General and Administrative Expense.  General and administrative expense increased $3.5 million for the year ended December 31, 2011, compared to the same period of 2010. The increase is primarily due to additional personnel expenses incurred during 2011 as part of our realignment efforts.

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

On January 14, 2011, our Board of Directors approved 55,623 long-term equity incentive awards to our officers.  The long-term equity incentive awards are valued at $736,000 which equates to an average price per share of $13.23 and consist of 25,620 time-based awards, 16,883 market condition awards subject to an absolute total return goal, and 13,120 market condition awards subject to a relative total return goal.  These shares are accounted for as equity-classified awards.

On May 12, 2011, our Board of Directors, upon the recommendation of the Compensation Committee, approved the Parkway Properties, Inc. 2011 Employee Inducement Award Plan (the "2011 Inducement Plan").  The 2011 Inducement Plan is substantively similar to our 2010 Omnibus Equity Incentive Plan, approved by the our stockholders on May 13, 2010, however the potential awards under the 2011 Inducement Plan are limited to shares of restricted stock and restricted share units to our new employees as a result of our combination with Eola.  Under the 2011 Inducement Plan, our Board of Directors approved the grant of up to 149,573 restricted shares and/or deferred incentive share units to our employees and directors in connection with the combination with Eola.  The Plan shall continue in effect until the earlier of (a) its termination by our Board or (b) the date on which all of the shares of Stock available for issuance under the Plan have been issued; provided that awards outstanding on that date shall survive in accordance with their terms.

On May 18, 2011, 63,241 long-term equity incentive awards were granted to our new officers under the 2011 Inducement Plan.  The long-term equity incentive awards are valued at $577,000 which equates to an average price per share of $9.12 and consist of 11,384 time-based awards, 29,091 market condition awards subject to an absolute total return goal, and 22,766 market condition awards subject to a relative total return goal.  We also awarded 17,530 deferred incentive share units to approximately 136 other former employees of Eola who became our employees effective May 18, 2011.  These shares are accounted for as equity-classified awards.

On June 1, 2011, 68,802 long-term equity incentive awards were granted to our new officers under the 2011 Inducement Plan.  The long-term equity incentive awards are valued at $628,000 which equates to an average price per share of $9.13 and consist of 12,384 time-based awards, 31,649 market condition awards subject to an absolute total return goal, and 24,769 market condition awards subject to a relative total return goal.  These shares are accounted for as equity-classified awards.

On June 20, 2011, 8,705 long-term equity incentive awards were granted to our officers.  The long-term equity incentive awards are valued at $68,000 which equates to an average price per share of $7.81 and consist of 534 time-based awards, 4,584 market condition awards subject to an absolute total return goal, and 3,587 market condition awards subject to a relative total return goal.  These shares are accounted for as equity-classified awards.

The total compensation expense for the long-term equity incentive awards is based upon the fair value of the shares on the grant date, adjusted for estimated forfeitures.  The grant date fair value for awards that are subject to a market condition are determined using a simulation pricing model developed to specifically accommodate the unique features of the awards.

A summary of our restricted stock and deferred incentive share unit activity is as follows:

		Weighted	Deferred	Weighted
	Restricted	Average	Incentive	Average
	Shares	Price	Share Units	Price
Outstanding at December 31, 2009	308,975	$29.94	18,055	$34.08
Granted	345,120	7.30	3,805	14.83
Vested	(152,941)	33.06	(4,355)	47.78
Forfeited	(21,224)	26.69	(1,865)	32.99
Outstanding at December 31, 2010	479,930	12.81	15,640	25.71
Granted	235,168	10.31	20,435	23.97
Vested	(99,202)	23.99	(4,930)	45.11
Forfeited	(161,826)	10.68	(3,775)	20.38
Outstanding at December 31, 2011	454,070	$9.83	27,370	$21.65

The time-based awards will vest ratably over four years from the date the shares were granted.  The market condition awards are contingent on our meeting goals for compounded annual TRTS over the three year period beginning July 1, 2010.  The market condition goals are based upon (i) our absolute compounded annual TRTS; and (ii) our absolute compounded annual TRTS relative to the compounded annual return of the MSCI US REIT ("RMS") Index calculated on a gross basis, as follows:

	Threshold	Target	Maximum
Absolute Return Goal	10%	12%	14%
Relative Return Goal	RMS + 100 bps	RMS + 200 bps	RMS + 300 bps

With respect to the absolute return goal, 15% of the award is earned if we achieve threshold performance and a cumulative 60% is earned for target performance.  With respect to the relative return goal, 20% of the award is earned if we achieve threshold performance and a cumulative 55% is earned for target performance.  In each case, 100% of the award is earned if we achieve maximum performance or better.  To the extent actually earned, the market condition awards will vest 50% on each of July 15, 2013 and 2014.

We also adopted a long-term cash incentive that was designed to reward significant outperformance over the three year period beginning July 1, 2010.  The performance goals for actual payment under the long-term cash incentive will require us to (i) achieve an absolute compounded annual TRTS that exceeds 14% AND (ii) achieve an absolute compounded annual TRTS that exceeds the compounded annual return of the RMS by at least 500 basis points.  Notwithstanding the above goals, in the event we achieve an absolute compounded annual TRTS that exceeds 19%, then we must achieve an absolute compounded annual TRTS that exceeds the compounded annual return of the RMS by at least 600 basis points.  The aggregate amount of the cash incentive earned would increase with corresponding increases in the absolute compounded annual TRTS that we achieve.  There will be a cap on the aggregate cash incentive earned in the amount of $7.1 million.  Achievement of the maximum cash incentive would equate to an absolute compounded annual TRTS that approximates 23%, provided that the absolute compounded annual TRTS exceeds the compounded annual return of the RMS by at least 600 basis points.  The total compensation expense for the long-term cash incentive is based upon the estimated fair value of the award on the grant date and adjusted as necessary each reporting period.  The long-term cash incentive awards are accounted for as a liability-classified award on our consolidated balance sheet.  The grant date and quarterly fair value estimates for awards that are subject to a market condition are determined using a simulation pricing model developed to specifically accommodate the unique features of the awards.

Interest Expense.  Interest expense, including amortization of deferred financing costs, increased $11.3 million or 55.9% for the year ended December 31, 2011, compared to the same period of 2010 and is comprised of the following (in thousands):

	Year Ended December 31
			Increase	%
	2011	2010	(Decrease)	Change
Interest expense:
Mortgage interest expense	$24,411	$13,926	$10,485	75.3%
Credit facility interest expense	5,578	5,200	378	7.3%
Debt prepayment expense	-	53	(53)	*N/M
Mortgage loan cost amortization	477	276	201	72.8%
Credit facility cost amortization	1,146	816	330	40.4%

Total interest expense	$31,612	$20,271	$11,341	55.9%
*N/M – Not meaningful

Mortgage interest expense increased $10.5 million or 75.3% for the year ended December 31, 2011 compared to the same period for 2010, primarily due to $309.2 million of mortgage debt placed or assumed during 2011 in connection with office property acquisitions in 2011.

Credit facility interest expense increased $378,000 or 7.3% for the year ended December 31, 2011 compared to the same period for 2010.  The increase in credit facility interest expense is primarily due to an increase in average borrowings of $20.3 million for the year ended December 31, 2011 compared to the same period for 2010.  The increase in average borrowing is due to advances on the senior unsecured revolving credit facility to make improvements to real estate, our share of equity contributions to purchase office properties through Fund II, and the purchase cost associated with the combination with Eola.

Discontinued Operations.  Discontinued operations are comprised of the following for years ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31
	2011	2010
Statement of Operations:
Revenues
Income from office properties	$135,964	$162,057
	135,964	162,057
Expenses
Office properties:
Operating expenses	61,424	69,930
Management company expense	288	380
Interest expense	29,794	34,693
Gain on extinguishment of debt	(7,635)	-
Non-cash expense on interest rate swap	2,338	-
Depreciation and amortization	54,628	63,815
Impairment loss	189,940	4,120
	330,777	172,938

Loss from discontinued operations	(194,813)	(10,881)
Gain on sale of real estate from discontinued operations	17,825	8,518
Total discontinued operations per Statement of Operations	(176,988)	(2,363)
Net loss attributable to noncontrolling interest from discontinued operations	75,836	7,221
Total discontinued operations – Parkway's Share	$(101,152)	$4,858

All current and prior period income from the following office property dispositions is included in discontinued operations for the years ended December 31, 2011 and 2010 (in thousands).
Office Property	Location	Square Feet	Date of Sale	Net Sales Price	Net Book Value of Real Estate	Gain (Loss) on Sale	Impairment Loss (3)
One Park Ten	Houston, TX	163	04/15/2010	$14,924	$6,406	$8,518	$-
2010 Dispositions		163		$14,924	$6,406	$8,518	$-

233 North Michigan	Chicago, IL	1,070	05/11/2011	$156,546	$152,254	$4,292	$-
Greenbrier I & II	Hampton Roads, VA	172	07/19/2011	16,275	15,070	1,205	-
Glen Forest	Richmond, VA	81	08/16/2011	8,950	7,880	1,070	-
Tower at Gervais (4)	Columbia, SC	298	09/08/2011	18,421	18,421	-	6,147
Wells Fargo	Houston, TX	134	12/09/2011	-	-	-	11,561
Fund I Assets	Various	1,956	12/31/2011	255,725	244,467	11,258	68,513
2011 Dispositions (1)		3,711		$455,917	$438,092	$17,825	$86,221

Falls Pointe	Atlanta, GA	107	01/06/2012	$5,824	$4,467	$1,357	$-
111 East Wacker	Chicago, IL	1,013	01/09/2012	153,240	153,237	3	19,050
Renaissance Center	Memphis, TN	189	03/01/2012	27,661	24,629	3,032	9,200
Overlook II	Atlanta, GA	260	04/30/2012	29,467	28,689	778	10,500
Wink Building	New Orleans, LA	32	06/08/2012	705	803	(98)	-
Ashford/Peachtree	Atlanta, GA	321	07/01/2012	29,440	28,148	1,292	17,200
Non-Core Assets (5)	Various	1,932	Various	125,486	122,157	3,329	51,889
Sugar Grove	Houston, TX	124	10/23/2012	10,303	7,057	3,246	-
2012 Dispositions (2)		3,978		$382,126	$369,187	$12,939	$107,839

(1) Total gain on the sale of real estate in discontinued operations recognized for the year ended December 31, 2011 was $17.8 million, of which $9.8 million was our proportionate share.
(2) Total gain on the sale of real estate in discontinued operations recognized during the year ended December 31, 2012 was $12.9 million, of which $8.1 million was our proportionate share.
(3) Total impairment losses in discontinued operations recognized during 2011 total $189.9 million, of which $113.8 million was our proportionate share.
(4) During 2010 and 2011, we recognized non-cash impairment losses on this property of $3.4 million and $2.7 million, respectively.
(5) During 2010 and 2011, we recognized non-cash impairment losses associated with these properties of $640,000 and $51.2 million, respectively.

On May 11, 2011, we sold 233 North Michigan, a 1.1 million square foot office building in Chicago, Illinois, for gross proceeds of $162.2 million and recorded a gain on the sale of $4.3 million.

On July 19, 2011, we sold Greenbrier Towers I & II for gross proceeds of $16.7 million and recorded a gain on the sale of $1.2 million.  The two office buildings total 172,000 square feet and are located in Hampton Roads, Virginia.

On August 16, 2011, we sold Glen Forest, an 81,000 square foot office building in Richmond, Virginia, for gross proceeds of $9.3 million and recorded a gain on the sale of $1.1 million.

On September 8, 2011, we sold Tower at 1301 Gervais, a 298,000 square foot office building in Columbia, South Carolina, for gross proceeds of $19.5 million.  In accordance with GAAP, a non-cash impairment loss totaling $2.7 million was recognized during 2011, with respect to this property.

On December 9, 2011, we conveyed the deed in lieu of foreclosure on Wells Fargo, a 134,000 square foot office building in Houston, Texas.  In association with the deed in lieu of foreclosure, we recognized an $8.6 million non-cash gain associated with the forgiveness of the mortgage loan secured by this property.  During the fourth quarter 2011, we recognized an impairment loss of $11.6 million with respect to this property.

On December 31, 2011, we sold nine properties totaling approximately 2.0 million square feet in five markets, representing a majority of Fund I assets. In connection with the completed sale of these Fund I assets, we recorded an $11.3 million gain on the sale, of which $3.2 million is our share, and an impairment loss of $105.4 million, of which $29.3 million is our share, in 2011.

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

Income Taxes.  The analysis below includes changes attributable to current income tax expenses and deferred income tax benefit for the years ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31
			Increase	%
	2011	2010	(Decrease)	Change
Income-tax expense
Income tax expense – current	$486	$2	$484	N/M*
Income tax benefit – deferred	(430)	-	(430)	N/M*
Total income tax expense	$56	$2	$54	N/M*
*N/M – Not meaningful

During the year ended December 31, 2011, current income tax expense increased $484,000 over the same period in 2010.  The increase is attributable to taxes incurred by our TRS, which was formed as a result of the purchase of the Eola management company in May 2011.  During the year ended December 31, 2011, deferred income tax benefit increased $430,000 over the same period in 2010 as a result of the change in the $14.8 million of deferred tax liabilities recorded as part of the purchase price allocation associated with the Eola management company.

Liquidity and Capital Resources

General

Our principal short-term and long-term liquidity needs include:

•	funding operating and administrative expenses;
•	meeting debt service and debt maturity obligations;
•	funding normal repair and maintenance expenses at our properties;
•	funding capital improvements;
•	acquiring additional investments that meet our investment criteria; and
•	funding distributions to stockholders.

We may fund these liquidity needs by drawing on multiple sources, including the following:

•	our current cash balance;
•	our operating cash flows;
•	borrowings (including borrowing availability under our senior unsecured revolving credit facility);
•	proceeds from the placement of new mortgage loans and refinancing of existing mortgage loans;
•	proceeds from the sale of assets and the sale of portions of owned assets through Fund II; and
•	the possible sale of equity or debt securities.

Our short-term liquidity needs include funding operation and administrative expenses, normal repair and maintenance expenses at our properties, capital improvements and distributions to stockholders.  We anticipate using our current cash balance, our operating cash flows and borrowings (including borrowing availability under our senior unsecured revolving credit facility) to meet our short-term liquidity needs.

Our long-term liquidity needs include the principal amount of our long-term debt as it matures, significant capital expenditures that need to be made at our properties and acquiring additional investments that meet our investment criteria.  We anticipate using proceeds from the placement of new mortgage loans and refinancing of existing mortgage loans, proceeds from the sale of assets and the portions of owned assets through joint ventures and the possible sale of equity or debt securities to meet our long-term liquidity needs.  We anticipate that these funding sources will be adequate to meet our liquidity needs.

Cash.

Cash and cash equivalents were $81.9 million and $75.2 million at December 31, 2012 and 2011, respectively.  Cash flows provided by operating activities for the years ended December 31, 2012 and 2011 were $61.6 million and $35.5 million, respectively.  The increase in cash flows from operating activities of $26.1 million is primarily attributable to decreased deferred leasing costs and acquisition costs.

Cash used in investing activities was $588.5 million and $365.6 million for the years ended December 31, 2012 and 2011, respectively.  The increase in cash used by investing activities of $222.9 million is primarily due to the purchase of six wholly owned office properties and three Fund II owned office properties in 2012 compared to the purchase of one wholly owned office property, eight Fund II office properties and the Eola Management Company in 2011.

Cash provided by financing activities was $533.6 million and $385.6 million for the year ended December 31, 2012 and 2011, respectively.  The increase in cash provided by financing activities of $148.0 million is primarily attributable to stock offering proceeds net of transaction costs and proceeds on bank borrowings offset by decreases in contributions from non-controlling interest partners and proceeds from mortgage notes payable.

Indebtedness.

Notes Payable to Banks.  At December 31, 2012, we had a total of $262.0 million outstanding under the following credit facilities (in thousands):

		Interest		Outstanding
Credit Facilities	Lender	Rate	Maturity	Balance
$10.0 Million Unsecured Working Capital Revolving Credit Facility (1)	PNC Bank	-%	03/29/16	$-
$215.0 Million Unsecured Revolving Credit Facility (1)	Various	1.8%	03/29/16	137,000
$125.0 Million Unsecured Term Loan (2)	Various	2.2%	09/27/17	125,000
		2.0%		$262,000

(1)
The interest rate on the credit facilities is based on LIBOR plus 160 to 235 basis points, depending upon overall Company leverage as defined in the loan agreements for our credit facility, with the current rate set at 160 basis points.  Additionally, we pay fees on the unused portion of the credit facilities ranging between 25 and 35 basis points based upon usage of the aggregate commitment, with the current rate set at 25 basis points.

(2)
The interest rate on the term loan is based on LIBOR plus an applicable margin of 1.5% to 2.3% depending on our leverage (with the current rate set at 1.5%).  On September 28, 2012, we executed two floating-to-fixed interest rate swaps totaling $125 million, locking LIBOR at 0.7% for five years which is effective October 1, 2012.

On March 30, 2012, we entered into an Amended and Restated Credit Agreement with a consortium of eight banks for our $190 million senior unsecured revolving credit facility.  Additionally, we amended our $10 million working capital revolving credit facility under substantially the same terms and conditions, with the combined size of the facilities remaining at $200 million (collectively, the "New Facilities").  The New Facilities provide for modifications to our then-existing credit facilities by, among other things, extending the maturity date from January 31, 2014 to March 29, 2016, with an additional one-year extension option with the payment of a fee, increasing the size of the accordion feature from $50 million to as much as $160 million, lowering applicable interest rate spreads and unused fees, and modifying certain other terms and financial covenants.  The interest rate on the New Facilities is based on LIBOR plus 160 to 235 basis points, depending on our overall leverage (with the current rate set at 210 basis points).  Additionally, we pay fees on the unused portion of the New Facilities ranging between 25 and 35 basis points based upon usage of the aggregate commitment (with the current rate set at 35 basis points).  Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as Joint Lead Arrangers and Joint Book Runners on the senior facility.  In addition, Wells Fargo Bank, N.A. acted as Administrative Agent and Bank of America, N.A. acted as Syndication Agent.  KeyBank, N.A., PNC Bank, N.A. and Royal Bank of Canada all acted as Documentation Agents.  Other participating lenders include JPMorgan Chase Bank, Trustmark National Bank, and Seaside National Bank and Trust.  The working capital revolving credit facility was provided solely by PNC Bank, N.A.

On October 10, 2012, we exercised $25 million of the $160 million accordion feature of our existing unsecured revolving credit facility and increased capacity from $190 million to $215 million with the additional borrowing capacity being provided by U.S. Bank National Association, bringing the total number of participating lenders to nine.  The interest rate on the credit facility is currently LIBOR plus 160 basis points.  Other terms and conditions under the credit facility remain unchanged

On September 27, 2012, we closed a $125 million unsecured term loan.  The term loan has a maturity date of September 27, 2017, and has an accordion feature that allows for an increase in the size of the term loan to as much as $250 million, subject to certain conditions.  Interest on the term loan is based on LIBOR plus an applicable margin of 150 to 225 basis points depending on our overall leverage (with the current rate set at 150 basis points).  The term loan has substantially the same operating and financial covenants as required by our current unsecured revolving credit facility.  Keybanc Capital Markets, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as Joint Lead Arrangers and Joint Bookrunners on the term loan.  In addition, Keybank National Association acted as Administrative Agent; Bank of America, N. A. acted as Syndication Agent; and Wells Fargo Bank, National Association acted as Documentation Agent.  Other participating lenders include Royal Bank of Canada, PNC Bank, National Association, U. S. Bank National Association, and Trustmark National Bank. On September 28, 2012, we executed two floating-to-fixed interest rate swaps totaling $125 million, locking LIBOR at 0.7% for five years, which results in an initial all-in interest rate of 2.2%.  The term loan has substantially the same operating and financial covenants as required by our current unsecured revolving credit facility. The term loan had an outstanding balance of $125 million at December 31, 2012.

We monitor a number of leverage and other financial metrics including, but not limited to, debt to total asset value ratio, as defined in the loan agreements for our credit facility.  In addition, we also monitors interest, fixed charge and modified fixed charge coverage ratios, as well as the net debt to EBITDA multiple.  The interest coverage ratio is computed by comparing the cash interest accrued to EBITDA. The interest coverage ratio for the years ended December 31, 2012 and 2011 was 3.8 and 2.7 times, respectively.  The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA.  The fixed charge coverage ratio for the years ended December 31, 2012 and 2011 was 2.1 and 1.8 times, respectively.  The modified fixed charge coverage ratio is computed by comparing the cash interest accrued and preferred dividends paid to EBITDA.  The modified fixed charge coverage ratio for the years ended December 31, 2012 and 2011 was 2.4 and 2.1 times, respectively.  The net debt to EBITDA multiple is computed by comparing our share of net debt to EBITDA for the current quarter, as annualized and adjusted pro forma for any completed investment activities.  The net debt to EBITDA multiple for the years ended December 31, 2012 and 2011 was 5.3 and 6.2 times, respectively.  Management believes various leverage and other financial metrics it monitors provide useful information on total debt levels as well as our ability to cover interest, principal and/or preferred dividend payments.  We seek to maintain over the long-term a net debt to EBITDA multiple of between 5.5 and 6.5 times.

Mortgage Notes Payable.  At December 31, 2012, we had $605.9 million in mortgage notes payable secured by office properties, with an average interest rate of 5.3%, and $262.0 million drawn under our credit facilities.

The table below presents the principal payments due and weighted average interest rates for total mortgage notes payable, at December 31, 2012 (in thousands).

	Weighted	Total		Recurring
	Average	Mortgage	Balloon	Principal
	Interest Rate	Maturities	Payments	Amortization
Schedule of Mortgage Maturities by Years:
2013	5.4%	$9,674	$-	$9,674
2014	5.3%	10,848	-	10,848
2015	5.3%	25,407	14,051	11,356
2016	5.3%	147,097	137,776	9,321
2017	5.1%	116,439	107,907	8,532
2018	5.3%	98,052	91,550	6,502
Thereafter	6.1%	198,372	194,317	4,055
Total	5.3%	$605,889	$545,601	$60,288
Fair value at 12/31/12		$623,604

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

On February 10, 2012, Fund II obtained a $50.0 million non-recourse mortgage loan, of which $15.0 million is our share, secured by Hayden Ferry II, a 300,000 square foot office property located in the Tempe submarket of Phoenix, Arizona.  The mortgage loan matures in July 2018 and bears interest at LIBOR plus the applicable spread which ranges from 250 to 350 basis points over the term of the loan.  In connection with this mortgage, Fund II entered into an interest rate swap that fixes LIBOR at 1.5% through January 25, 2018, which equates to a total interest rate ranging from 4.0% to 5.0%.  The mortgage loan is cross-collateralized, cross-defaulted, and coterminous with the mortgage loan secured by Hayden Ferry I.

On March 9, 2012, we repaid a $16.3 million non-recourse mortgage loan secured by Bank of America Plaza, a 337,000 square foot office property in Nashville, Tennessee.  The mortgage loan had a fixed interest rate of 7.1% and was scheduled to mature in May 2012.  We repaid the mortgage loan using available proceeds under the senior unsecured revolving credit facilities.

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

On November 15, 2012, in connection with the purchase of Westshore Corporate Center in Tampa, Florida, we assumed a $14.5 million non-recourse mortgage loan with a maturity of May 2015.  The mortgage loan has a fixed interest rate of 5.8%.  In accordance with GAAP, the mortgage was recorded at $15.7 million to reflect the value of the instrument based on a market interest rate of 2.5% on the date of purchase.

On December 31, 2012, in connection with the purchase of NASCAR Plaza in Charlotte, North Carolina, we assumed a $42.6 million non-recourse mortgage loan.  The mortgage loan matures in March 2016 and currently bears interest at a rate of 4.7%.  In connection with this mortgage, the Company assumed a $30.0 million interest rate swap that fixes LIBOR at 2.3% through February 1, 2016.  In accordance with GAAP, the mortgage was recorded at $43.0 million to reflect the value of the instrument based on a market interest rate of 3.4% on the date of purchase.

During 2012, in conjunction with the sale of the Fund I assets, the buyer assumed $76.7 million of non-recourse first mortgage loans, of which $19.2 million was our share.

On February 20, 2013, the Company obtained an $80.0 million non-recourse first mortgage loan secured by Phoenix Tower, a 626,000 square foot office property in Houston, Texas.  The mortgage loan has a fixed interest rate of 3.9%, an initial 24-month interest only period and a maturity date of March 2023.

Market Risk

Our cash flows are exposed to interest rate changes primarily as a result of our senior unsecured revolving credit facility which has a floating interest rate tied to LIBOR. Our interest rate risk management objective is to appropriately limit the impact of interest rate changes on cash flows and to lower our overall borrowing costs. To achieve our objectives, we borrow at fixed rates when possible.  In addition, we entered into and will from time to time enter into interest rate swap agreements.  However, interest rate swap agreements and other hedging arrangements may expose us to additional risks, including a risk that a counterparty to a hedging arrangement may fail to honor our obligations. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition.

We designated the swaps as cash flow hedges of the variable interest rates on our $125.0 million unsecured term loan and the debt secured by 245 Riverside, Corporate Center Four, Cypress Center, Bank of America Center, Two Ravinia, Hayden Ferry I, Hayden Ferry II, and NASCAR Plaza.  These swaps are considered to be fully effective and changes in the fair value of the swaps are recognized in accumulated other comprehensive loss.

    Our interest rate hedge contracts at December 31, 2012, and 2011 are summarized as follows (in thousands):

						Fair Value
						Liability
Type of	Balance Sheet	Notional	Maturity		Fixed	December 31
Hedge	Location	Amount	Date	Reference Rate	Rate	2012	2011
Swap	Accounts payable and other liabilities	$12,088	11/18/15	1-month LIBOR	4.1%	$(582)	$(581)
Swap	Accounts payable and other liabilities	$30,000	02/01/16	1-month LIBOR	2.3%	(1,787)	-
Swap	Accounts payable and other liabilities	$50,000	09/27/17	1-month LIBOR	2.2%	(43)	-
Swap	Accounts payable and other liabilities	$75,000	09/27/17	1-month LIBOR	2.2%	(65)	-
Swap	Accounts payable and other liabilities	$33,875	11/18/17	1-month LIBOR	4.7%	(3,312)	(2,862)
Swap	Accounts payable and other liabilities	$22,000	01/25/18	1-month LIBOR	4.5%	(1,923)	(1,548)
Swap	Accounts payable and other liabilities	$48,125	01/25/18	1-month LIBOR	5.0%	(1,581)	-
Swap	Accounts payable and other liabilities	$9,250	09/30/18	1-month LIBOR	5.2%	(1,218)	(1,083)
Swap	Accounts payable and other liabilities	$22,500	10/08/18	1-month LIBOR	5.4%	(3,135)	(2,826)
Swap	Accounts payable and other liabilities	$22,100	11/18/18	1-month LIBOR	5.0%	(2,639)	(2,234)
						$(16,285)	$(11,134)

On February 10, 2012, Fund II entered into an interest rate swap with the lender of the loan secured by Hayden Ferry II in Phoenix, Arizona, for a $50.0 million notional amount that fixes LIBOR at 1.5% through January 25, 2018, which when combined with the applicable spread ranging from 250 to 350 basis points equates to a total interest rate ranging from 4.0% to 5.0% over the term of the loan.  We designated the swap as a cash flow hedge of the variable interest payments associated with the mortgage loan.

On May 31, 2012, in connection with the sale of the Pinnacle at Jackson Place (the "Pinnacle"), the buyer assumed the interest rate swap, which had a notional amount of $23.5 million and fixed the interest rate on a portion of the debt secured by the Pinnacle at 5.8%.

On September 28, 2012, we executed two floating-to-fixed rate interest rate swaps for a notional amount totaling $125 million associated with our term loan that fixes LIBOR at 0.7% for five years, which resulted in an initial all-in interest rate of 2.2%.  The interest rate swaps were effective October 1, 2012 and mature September 28, 2017.

On December 31, 2012, in connection with the purchase of NASCAR Plaza in Charlotte, North Carolina, we assumed an interest rate swap for a $30.0 million notional amount that fixes LIBOR at 2.3% through February 1, 2016.

Equity

We have a universal shelf registration statement on Form S-3 (No. 333-178001) that was declared effective by the Securities and Exchange Commission on December 5, 2011.  We may offer an indeterminate number or amount, as the case may be, of (i) shares of common stock, par value $0.001 per share; (ii) shares of preferred stock, par value $0.001 per share; and (iii) warrants to purchase preferred stock or common stock, all of which may be issued from time to time on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended, at an aggregate public offering price not to exceed $500 million.  As of March 1, 2013, we had $315.2 million of securities available for issuance under the registration statement.

We may issue equity securities from time to time, including units issued by our operating partnership in connection with property acquisitions, as management may determine necessary or appropriate to satisfy our liquidity needs, taking into consideration market conditions, our stock price, the cost and availability of other sources of liquidity and any other relevant factors.

On December 10, 2012, we completed a public offering of 13.5 million shares of our common stock, plus an additional 1.2 million shares of our common stock issued and sold pursuant to the exercise of the underwriters' option to purchase additional shares in full, at the public offering price of $13.00 per share.  Net proceeds from the offering, after deducting the underwriting discount and offering expenses, were approximately $184.8 million.

Capital Expenditures

We presently have plans to make recurring capital expenditures to our office properties during 2013 of approximately $17.0 to $18.0 million on a consolidated basis, with the same amount representing our share of recurring capital improvements.  During the year ended December 31, 2012, we incurred $15.2 million in recurring capital expenditures on a consolidated basis, with $14.6 million representing our share.  These costs include tenant improvements, leasing costs and recurring building improvements. Additionally, we presently have plans to make improvements related to upgrades on properties acquired in recent years that were anticipated at the time of purchase in 2013 of approximately $18.5 to $19.5 million on a consolidated basis, with approximately $18.0 to $19.0 million representing our share.  During the year ended December 31, 2012, we incurred $22.3 million related to upgrades on properties acquired in recent years that were anticipated at the time of purchase and major renovations that are nonrecurring in nature to office properties, with $10.2 million representing our share.  All such improvements were financed, or will be financed, with cash flow from the properties, capital expenditure escrow accounts, advances from our senior unsecured revolving credit facility and contributions from joint venture partners.

Dividends

In order to qualify as a REIT, we are required to distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to the sum of:

•	90% of our "REIT taxable income" (computed without regard to the dividends paid deduction and our net capital gain) and
•	90% of the net income (after tax), if any, from foreclosure property, minus
•	the sum of certain items of noncash income over 5% of our REIT taxable income.

We have made and intend to continue to make timely distributions sufficient to satisfy the annual distribution requirements. It is possible, however, that we, from time to time, may not have sufficient cash or liquid assets to meet the distribution requirements due to timing differences between the actual receipt of income and actual payment of deductible expenses and the inclusion of such income and deduction of such expenses in arriving at our taxable income, or if the amount of nondeductible expenses such as principal amortization or capital expenditures exceeds the amount of noncash deductions. In the event that such timing differences occur, in order to meet the distribution requirements, we may arrange for short term, or possibly long term, borrowing to permit the payment of required dividends. If the amount of nondeductible expenses exceeds noncash deductions, we may refinance our indebtedness to reduce principal payments and may borrow funds for capital expenditures.

During 2012, we paid $14.6 million in dividends to our common stockholders, $10.8 million to our series D preferred stockholders and $1.0 million to our series E cumulative preferred stockholders.   These dividends were funded with cash flow from the properties, proceeds from the sales of properties, proceeds from the issuance of common stock or borrowings on our credit facility.

Contractual Obligations

We have contractual obligations including mortgage notes payable and lease obligations.  The table below presents total payments due under specified contractual obligations by year through maturity at December 31, 2012 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	2013	2014	2015	2016	2017	Thereafter
Long-Term Debt (includes principal and interest and credit facility)	$1,041,053	$47,091	$47,782	$61,510	$271,376	$266,684	$346,610
Operating Leases	569	315	155	59	25	13	2
Ground Lease Payments	16,339	266	267	347	268	268	14,923
Purchase Obligations (Tenant improvements)	5,510	4,754	452	-	32	-	272
Total	$1,063,471	$52,426	$48,656	$61,916	$271,701	$266,965	$361,807

The amounts presented above for long-term debt includes principal and interest payments.  Long-term debt includes principal and interest payments due for mortgage notes payable, as well as principal and interest payments under our $215.0 million credit facilities which matures March 29, 2016 and our $125.0 million unsecured term loan which matures September 27, 2017.  The amounts presented for purchase obligations represent the remaining tenant improvement allowances and lease inducement costs for leases in place and commitments for building improvements at December 31, 2012.

Critical Accounting Estimates

General.  Our investments are generally made in office properties.  Therefore, we are generally subject to risks incidental to the ownership of real estate.  Some of these risks include changes in supply or demand for office properties or customers for such properties in an area in which we have buildings; changes in real estate tax rates; and changes in federal income tax, real estate and zoning laws.  Our discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements.  Our Consolidated Financial Statements include the accounts of Parkway Properties, Inc., our majority owned subsidiaries and joint ventures in which we have a controlling interest. We also consolidate subsidiaries where the entity is a variable interest entity and we are the primary beneficiary.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period.  Actual results could differ from our estimates.

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

We consider critical accounting policies and estimates to be those used in the determination of the reported amounts and disclosure related to the following:

(1)  Revenue recognition;
(2)  Impairment or disposal of long-lived assets;
(3)  Depreciable lives applied to real estate and improvements to real estate; and
(4)  Initial recognition, measurement and allocation of the cost of real estate acquired.

Revenue Recognition.  Revenue from real estate rentals is recognized on a straight-line basis over the terms of the respective leases.  The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as straight line rent receivable on the accompanying balance sheets.

When we are the owner of the tenant improvements, the leased space is ready for its intended use when the tenant improvements are substantially completed. In limited instances, when the customer is the owner of the tenant improvements, straight-line rent is recognized when the tenant takes possession of the unimproved space.

The leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses.  Property operating cost recoveries from customers ("expense reimbursements") are recognized as revenue in the period in which the expenses are incurred.  The computation of expense reimbursements is dependent on the provisions of individual customer leases.  Most customers make monthly fixed payments of estimated expense reimbursements.  We make adjustments, positive or negative, to expense reimbursement income quarterly to adjust the recorded amounts to our best estimate of the final property operating costs based on the most recent quarterly budget.  After the end of the calendar year, we compute each customer's final expense reimbursements and issues a bill or credit for the difference between the actual amount and the amounts billed monthly during the year.

Management company income represents market-based fees earned from providing management, construction, leasing, brokerage and acquisition services to third parties. Management fee income is computed and recorded monthly in accordance with the terms set forth in the standalone management service agreements. Leasing and brokerage commissions are recognized pursuant to the terms of the standalone agreements at the time underlying leases are signed, which is the point at which the earnings process is complete and collection of the fees is reasonably assured. Fees relating to the purchase or sale of property are recognized when the earnings process is complete and collection of the fees is reasonably assured, which usually occurs at closing. All fees on Company-owned properties and consolidated joint ventures are eliminated in consolidation.  The portion of fees earned on unconsolidated joint ventures attributable to our ownership interest is eliminated in consolidation.

Impairment or Disposal of Long-Lived Assets.  Changes in the supply or demand of customers for our properties could impact our ability to fill available space.  Should a significant amount of available space exist for an extended period, our investment in a particular office building may be impaired.  We evaluate our real estate assets and intangible assets upon the occurrence of significant adverse changes to assess whether any impairment indicators are present that affect the recovery of the carrying amount.

We classify certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions to close in the next twelve months.  We consider an office property as held for sale once we have executed a contract for sale, allowed the buyer to complete its due diligence review and received a substantial non-refundable deposit.  Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer's obligation to perform have been satisfied, we do not consider a sale to be probable.  When we identify an asset as held for sale, we estimate the net realizable value of such asset and discontinue recording depreciation on the asset.  We record assets held for sale at the lower of carrying amount or fair value less cost to sell.  With respect to assets classified as held and used, we periodically review these assets to determine whether our carrying amount will be recovered.  A long-lived asset is considered impaired if its carrying value is not recoverable and exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposal of the asset.  The cash flow and fair value estimates are based on assumptions about employing the asset for its remaining useful life.  Factors considered in projecting future cash flows include but are not limited to:  existing leases, future leasing and terminations, market rental rates, capital improvements, tenant improvements, leasing commissions, inflation and other known variables.  Upon impairment, we would recognize an impairment loss to reduce the carrying value of the long-lived asset to our estimate of its fair value.  The estimate of fair value and cash flows to be generated from properties requires us to make assumptions.  If one or more assumptions prove incorrect or if the assumptions change, the recognition of an impairment loss on one or more properties may be necessary in the future, which would result in a decrease to net income.

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

Initial Recognition, Measurement and Allocation of the Cost of Real Estate Acquired.  We account for our acquisitions of real estate by allocating the fair value of real estate to acquired tangible assets, consisting of land, building, garage, building improvements and tenant improvements, identified intangible assets and liabilities, which consist of the value of above and below market losses, lease costs, the value of in-place leases, customer relationships and any value attributable to above or below market debt assumed with the acquisition.

We allocate the purchase price of properties to tangible and intangible assets based on fair values. We determine the fair value of the tangible and intangible components using a variety of methods and assumptions all of which result in an approximation of fair value.  Differing assumptions and methods could result in different estimates of fair value and thus, a different purchase price allocation and corresponding increase or decrease in depreciation and amortization expense.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS", which change the wording used to describe the requirements in U.S. GAAP for measuring fair value, changes certain fair value measurement principles and enhances disclosure requirements for fair value measurements.  The FASB does not intend for ASU 2011-04 to result in a change in the application of the requirements in ASC 820.  The requirements of ASU 2011-04 are effective prospectively for interim and annual periods beginning after December 15, 2011.  At March 31, 2012, we had implemented ASU 2011-04.

In June 2011, the FASB issued ASU 2011-05, "Comprehensive Income", which modifies reporting requirements for comprehensive income in order to increase the prominence of items reported in other comprehensive income in the financial statements.  ASU 2011-05 requires presentation of either a single continuous statement of comprehensive income or two separate but consecutive statements in which the first statement presents net income and its components followed by a second statement that presents total other comprehensive income, the components of other comprehensive income, and total comprehensive income.  The requirements of ASU 2011-05 are effective for interim and annual periods beginning after December 15, 2011.  At March 31, 2012, we had implemented ASU 2011-05.

Funds From Operations ("FFO")

Management believes that FFO is an appropriate measure of performance for equity REITs and computes this measure in accordance with the NAREIT definition of FFO (including any guidance that NAREIT releases with respect to the definition).  Funds from operations is defined by NAREIT as net income (computed in accordance with GAAP), reduced by preferred dividends, excluding gains or losses from sale of previously depreciable real estate assets, impairment charges related to depreciable real estate and extraordinary items under GAAP, plus depreciation and amortization, and after adjustments to derive our pro rata share of FFO of consolidated and unconsolidated joint ventures.  Further, we do not adjust FFO to eliminate the effects of non-recurring charges.  We believe that FFO is a meaningful supplemental measure of our operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses.  However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient.  Thus, NAREIT created FFO as a supplemental measure of operating performance for real estate investment trusts that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP.  We believe that the use of FFO, combined with the required GAAP presentations, has been beneficial in improving the understanding of operating results of real estate investment trusts among the investing public and making comparisons of operating results among such companies more meaningful.  FFO as reported by us may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition.  Funds from operations do not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States and is not an indication of cash available to fund cash needs.  Funds from operations should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

The following table presents a reconciliation of our net loss to FFO for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended
	December 31
	2012	2011
Net loss for Parkway Properties, Inc.	$(39,395)	$(126,903)
Adjustments to derive FFO:
Depreciation and amortization	81,537	56,522
Depreciation and amortization - discontinued operations	955	54,628
Noncontrolling interest depreciation and amortization	(32,133)	(36,091)
Noncontrolling interest – unit holders	(269)	5
Adjustments for unconsolidated joint ventures	-	231
Convertible preferred dividends	(1,011)	-
Preferred dividends	(10,843)	(10,052)
Gain on sale of real estate (Parkway's share)	(8,086)	(10,510)
Impairment loss on depreciable real estate (Parkway's share)	9,200	119,137
FFO attributable to common stockholders (1)	$(45)	$46,967

(1)	Funds from operations attributable to common stockholders for the years ended December 31, 2012 and 2011 include our proportionate share of the following items (in thousands):
	Year Ended December 31
	2012	2011
Gain (loss) on extinguishment of debt	$(896)	$8,627
Acquisition costs	(2,127)	(15,447)
Expenses related to litigation	-	(607)
Lease termination fee income	2,494	6,909
Change in fair value of contingent consideration	(216)	13,000
Non-cash charge for interest rate swap	215	(2,338)
Realignment expenses - personnel	(3,202)	(3,782)
Loss on non-depreciable assets	(41,419)	(10,344)

EBITDA

We believe that using EBITDA as a non-GAAP financial measure helps investors and our management analyze our ability to service debt and pay cash distributions.  However, the material limitations associated with using EBITDA as a non-GAAP financial measure compared to cash flows provided by operating, investing and financing activities are that EBITDA does not reflect our historical cash expenditures or future cash requirements for working capital, capital expenditures or the cash required to make interest and principal payments on our outstanding debt.  Although EBITDA has limitations as an analytical tool, we compensate for the limitations by only using EBITDA to supplement GAAP financial measures.  Additionally, we believe that investors should consider EBITDA in conjunction with net income and the other required GAAP measures of our performance and liquidity to improve their understanding of our operating results and liquidity.

We view EBITDA primarily as a liquidity measure and, as such, the GAAP financial measure most directly comparable to it is cash flows provided by operating activities.  Because EBITDA is not a measure of financial performance calculated in accordance with GAAP, it should not be considered in isolation or as a substitute for operating income, net income, or cash flows provided by operating, investing and financing activities prepared in accordance with GAAP.  The following table reconciles cash flows provided by operating activities to EBITDA for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended
	December 31
	2012	2011

Cash flows provided by operating activities	$61,573	$35,527

Amortization of above market leases	(5,099)	(1,090)
Amortization of mortgage loan discount	-	400
Interest rate swap adjustment	(215)	2,338
Operating distributions from unconsolidated joint ventures	-	(507)
Interest expense	35,447	59,565
Net loss on early extinguishment of debt	1,493	664
Acquisition costs – Parkway's share	2,127	15,447
Tax expense – current	1,291	486
Change in deferred leasing costs	11,885	16,947
Change in receivables and other assets	1,854	19,737
Change in accounts payable and other liabilities	8,656	(3,443)
Adjustments for noncontrolling interests	(39,389)	(40,315)
Adjustments for unconsolidated joint ventures	37	432
EBITDA	$79,660	$106,188

The reconciliation of net loss for Parkway Properties, Inc. to EBITDA and the computation of our proportionate share of the interest, fixed charge, modified fixed charge coverage ratios, as well as the net debt to EBITDA multiple is as follows for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended
	December 31
	2012	2011
Net loss for Parkway Properties, Inc.	$(39,395)	$(126,903)

Adjustments to loss for Parkway Properties, Inc.:
Interest expense	35,447	59,565
Amortization of financing costs	2,063	2,144
Non-cash adjustment for interest rate swap-discontinued operations	(215)	2,338
(Gain) loss on early extinguishment of debt	1,493	(7,937)
Acquisition costs (Parkway's share)	2,127	15,447
Depreciation and amortization	82,470	111,150
Amortization of share-based compensation	432	1,341
Gain on sale of real estate (Parkway's share)	(8,634)	(10,510)
Non-cash losses	51,167	129,481
Change in fair value of contingent consideration	216	(13,000)
Tax expense	261	56
EBITDA adjustments – unconsolidated joint ventures	58	375
EBITDA adjustments – noncontrolling interest in real estate partnerships	(47,830)	(57,359)

EBITDA (1)	$79,660	$106,188

Interest coverage ratio:
EBITDA	$79,660	$106,188
Interest expense:
Interest expense	$35,447	$59,565
Interest expense - unconsolidated joint ventures	21	143
Interest expense - noncontrolling interest in real estate partnerships	(14,736)	(20,145)
Total interest expense	$20,732	$39,563
Interest coverage ratio	3.8	2.7

Fixed charge coverage ratio:
EBITDA	$79,660	$106,188
Fixed charges:
Interest expense	$20,732	$39,563
Preferred dividends	11,854	10,052
Principal payments (excluding early extinguishment of debt)	8,348	11,531
Principal payments - unconsolidated joint ventures	6	35
Principal payments - noncontrolling interest in real estate partnerships	(2,434)	(2,761)
Total fixed charges	$38,506	$58,420
Fixed charge coverage ratio	2.1	1.8

Modified fixed charge coverage ratio:
EBITDA	$79,660	$106,188
Modified fixed charges:
Interest expense	$20,732	$39,563
Preferred dividends	11,854	10,052
Total modified fixed charges	$32,586	$49,615
Modified fixed charge coverage ratio	2.4	2.1

Net Debt to EBITDA multiple:
Annualized EBITDA (2)	$101,092	$94,040
Parkway's share of total debt:
Mortgage notes payable	$605,889	$498,012
Mortgage notes payable – held for sale	-	254,401
Notes payable to banks	262,000	132,322
Adjustments for unconsolidated joint ventures	-	2,440
Adjustments for noncontrolling interest in real estate partnerships	(272,215)	(280,739)
Parkway's share of total debt	595,674	606,436
Less: Parkway's share of cash	(55,968)	(25,848)
Parkway's share of net debt	$539,706	$580,588
Net Debt to EBITDA multiple	5.3	6.2

(1)  We define EBITDA, a non-GAAP financial measure, as net income before interest, income taxes, depreciation, amortization, losses on early extinguishment of debt and other gains and losses.  EBITDA, as calculated by us, is not comparable to EBITDA reported by other REITs that do not define EBITDA exactly as we do.
(2)  Annualized EBITDA includes the implied annualized impact of any acquisition or disposition activity during the period.

Inflation

Inflation has not had a significant impact on us because of the relatively low inflation rate in our geographic areas of operation.  Additionally, most of the leases require the customers to pay their pro rata share of operating expenses, including common area maintenance, real estate taxes, utilities and insurance, thereby reducing our exposure to increases in operating expenses resulting from inflation.  Our leases typically have three to seven year terms, which may enable us to replace existing leases with new leases at market base rent, which may be higher or lower than the existing lease rate.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

See information appearing under the caption "Liquidity" appearing in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

At December 31, 2012, total outstanding debt was $867.9 million of which $262.0 million or 30% was variable rate debt.  If market rates of interest on the variable rate debt fluctuate by 10% (or approximately 20 basis points), the change in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $523,000 annually.

ITEM 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
PARKWAY PROPERTIES, INC.:

We have audited the accompanying consolidated balance sheet of Parkway Properties, Inc. and subsidiaries as of December 31, 2012, and the related consolidated statements of operations and comprehensive loss, changes in equity and cash flows for the year ended December 31, 2012. Our audit also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

 We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Parkway Properties, Inc. and subsidiaries at December 31, 2012, and the consolidated results of their operations and their cash flows for year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

 We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Parkway Properties, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2013 expressed an unqualified opinion thereon.

                                                        /s/ Ernst & Young LLP

Houston, Texas
March 6, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS
PARKWAY PROPERTIES, INC.:

We have audited the accompanying consolidated balance sheet of Parkway Properties, Inc. and subsidiaries as of December 31, 2011, and the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for the years ended December 31, 2011 and 2010.  In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules II, III and IV for the years ended December 31, 2011 and 2010. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Parkway Properties, Inc. and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the years ended December 31, 2011 and 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules for the years ended December 31, 2011 and 2010, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note A to the consolidated financial statements, the Company retrospectively applied Accounting Standards Update 2011-05, "Comprehensive Income" and updated the financial statement presentation of comprehensive loss for the years ended December 31, 2011 and 2010.  As discussed in Notes G and M to the consolidated financial statements, the Company retrospectively applied certain reclassifications associated with discontinued operations for the years ended December 31, 2011 and 2010.

          /s/ KPMG LLP

Jackson, Mississippi
March 9, 2012, except for notes A, G, and M,
as to which the date is March 6, 2013

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
 (In thousands, except share and per share data)

	December 31	December 31
	2012	2011

Assets
Real estate related investments:
Office and parking properties	$1,762,566	$1,084,060
Accumulated depreciation	(199,849)	(162,123)
	1,562,717	921,937

Land available for sale	250	250
Mortgage loans	-	1,500
	1,562,967	923,687

Receivables and other assets	124,691	109,427
Intangible assets, net	118,097	95,628
Assets held for sale	-	382,789
Management contracts, net	19,000	49,597
Cash and cash equivalents	81,856	75,183
	$1,906,611	$1,636,311

Liabilities
Notes payable to banks	$262,000	$132,322
Mortgage notes payable	605,889	498,012
Accounts payable and other liabilities	82,716	90,341
Liabilities related to assets held for sale	-	285,599
	950,605	1,006,274

Equity
Parkway Properties, Inc. stockholders' equity
8.00% Series D Preferred stock, $.001 par value, 5,421,296 shares authorized, issued and outstanding in 2012 and 2011	128,942	128,942
Common stock, $.001 par value, 114,578,704 and 64,578,704 shares authorized in 2012 and 2011, respectively, and 56,138,209 and 21,995,536 shares issued and outstanding in 2012 and 2011, respectively	56	22
Common stock held in trust, at cost, 8,368 shares in 2011	-	(220)
Additional paid-in capital	907,254	517,309
Accumulated other comprehensive loss	(4,425)	(3,340)
Accumulated deficit	(337,813)	(271,104)
Total Parkway Properties, Inc. stockholders' equity	694,014	371,609
Noncontrolling interests	261,992	258,428
Total equity	956,006	630,037
	$1,906,611	$1,636,311

See notes to consolidated financial statements
.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Year Ended December 31
	2012	2011	2010
Revenues
Income from office and parking properties	$206,739	$147,290	$93,548
Management company income	19,778	16,896	1,652
Total revenues	226,517	164,186	95,200

Expenses and other
Property operating expenses	80,748	60,733	40,408
Depreciation and amortization	81,537	56,522	28,496
Impairment loss on real estate	9,200	6,420	-
Impairment loss on mortgage loan receivable	-	9,235	-
Impairment loss on management contracts and goodwill	41,967	-	-
Change in fair value of contingent consideration	216	(13,000)	-
Management company expenses	17,237	13,337	2,756
General and administrative	16,420	18,805	15,318
Acquisition costs	2,791	17,219	846
Total expenses and other	250,116	169,271	87,824

Operating income (loss)	(23,599)	(5,085)	7,376

Other income and expenses
Interest and other income	272	938	1,487
Equity in earnings of unconsolidated joint ventures	-	57	326
Gain on sale of real estate	48	743	40
Recovery of loss on mortgage loan receivable	500	-	-
Interest expense	(35,334)	(31,612)	(20,271)

Loss before income taxes	(58,113)	(34,959)	(11,042)

Income tax expense	(261)	(56)	(2)

Loss from continuing operations	(58,374)	(35,015)	(11,044)
Discontinued operations:
Income (loss) from discontinued operations	2,454	(194,813)	(10,881)
Gain on sale of real estate from discontinued operations	12,939	17,825	8,518
Total discontinued operations	15,393	(176,988)	(2,363)

Net loss	(42,981)	(212,003)	(13,407)
Net loss attributable to noncontrolling interests-real estate partnerships	3,317	85,105	10,789
Net (income) loss attributable to noncontrolling interests-unit holders	269	(5)	-
Net loss for Parkway Properties, Inc.	(39,395)	(126,903)	(2,618)
Dividends on preferred stock	(10,843)	(10,052)	(6,325)
Dividends on convertible preferred stock	(1,011)	-	-
Net loss attributable to common stockholders	$(51,249)	$(136,955)	$(8,943)

Net loss	$(42,981)	$(212,003)	$(13,407)
Change in fair value of interest rate swaps	(3,364)	(8,131)	1,889
Comprehensive loss	(46,345)	(220,134)	(11,518)
Comprehensive loss attributable to noncontrolling interests	5,865	92,894	10,789
Comprehensive loss attributable to common stockholders	$(40,480)	$(127,240)	$(729)

Net loss per common share attributable to Parkway Properties, Inc.:
Basic and diluted:
Loss from continuing operations attributable to Parkway Properties, Inc.	$(1.98)	$(1.66)	$(0.65)
Discontinued operations	0.36	(4.71)	0.23
Basic and diluted net loss attributable to Parkway Properties, Inc.	$(1.62)	$(6.37)	$(0.42)

Weighted average shares outstanding:
Basic	31,542	21,497	21,421
Diluted	31,542	21,497	21,421

Amounts attributable to Parkway Properties, Inc. common stockholders:
Loss from continuing operations attributable to Parkway Properties, Inc.	$(62,458)	$(35,803)	$(13,801)
Discontinued operations	11,209	(101,152)	4,858
Net loss attributable to common stockholders	$(51,249)	$(136,955)	$(8,943)

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share data)

	Parkway Properties, Inc. Stockholders
					Accumulated
			Common	Additional	Other
	Preferred	Common	Stock Held	Paid-In	Comprehensive	Accumulated	Noncontrolling	Total
	Stock	Stock	in Trust	Capital	Loss	Deficit	Interests	Equity
Balance at December 31, 2009	$57,976	$22	$(2,399)	$515,398	$(4,892)	$(111,960)	$116,687	$570,832
Net loss	-	-	-	-	-	(2,618)	(10,789)	(13,407)
Change in fair value of interest rate swaps	-	-	-	-	1,889	-	-	1,889
Common dividends declared - $0.30 per share	-	-	-	-	-	(6,494)	-	(6,494)
Preferred dividends declared - $2.00 per share	-	-	-	-	-	(6,325)	-	(6,325)
Share-based compensation	-	-	-	1,319	-	-	-	1,319
Issuance of 1,974,896 shares of 8.0% Series D preferred stock	44,811	-	-	-	-	-	-	44,811
15,214 shares issued in lieu of Directors' Fees	-	-	-	285	-	-	-	285
Issuance costs for shelf registration	-	-	-	(14)	-	-	-	(14)
Purchase of Company stock – 42,618 and 1,465 shares withheld to satisfy tax withholding obligation in connection with the vesting of restricted stock and deferred incentive units, respectively	-	-	-	(821)	-	-	-	(821)
Distribution of 17,125 shares of common stock, deferred compensation plan	-	-	578	-	-	-	-	578
Contribution of 4,004 shares of common stock, deferred compensation plan	-	-	(75)	-	-	-	-	(75)
Contribution of capital by noncontrolling interests	-	-	-	-	-	-	27,912	27,912
Purchase of noncontrolling interest's share in Parkway Moore, LLC	-	-	-	-	-	(178)	178	-
Balance at December 31, 2010	102,787	22	(1,896)	516,167	(3,003)	(127,575)	133,988	620,490
Net loss	-	-	-	-	-	(126,903)	(85,100)	(212,003)
Change in fair value of interest rate swaps	-	-	-	-	(337)	-	(7,794)	(8,131)
Common dividends declared - $0.30 per share	-	-	-	-	-	(6,574)	-	(6,574)
Preferred dividends declared - $2.00 per share	-	-	-	-	-	(10,052)	-	(10,052)
Share-based compensation	-	-	-	1,341	-	-	-	1,341
Issuance of 1,046,400 shares of 8.0% Series D Preferred stock	26,155	-	-	-	-	-	-	26,155
17,636 shares issued in lieu of Directors' Fees	-	-	-	198	-	-	-	198
Purchase of company stock - 19,133 and 1,656 shares withheld to satisfy tax withholding obligation in connection with the vesting of restricted stock and deferred incentive share units, respectively	-	-	-	(397)	-	-	-	(397)
Distribution 51,827 shares of common stock from deferred compensation plan	-	-	1,713	-	-	-	-	1,713
Contribution of 2,061 shares of common stock to deferred
compensation plan	-	-	(37)	-	-	-	-	(37)
Contribution of capital by noncontrolling interests	-	-	-	-	-	-	287,501	287,501
Distribution of capital to noncontrolling interests	-	-	-	-	-	-	(43,546)	(43,546)
Reclassification of Partnership Operating Units	-	-	-	-	-	-	29	29
Sale of noncontrolling interest in Parkway Properties Office Fund, L.P.	-	-	-	-	-	-	(26,650)	(26,650)
Balance at December 31, 2011	128,942	22	(220)	517,309	(3,340)	(271,104)	258,428	630,037
Net loss	-	-	-	-	-	(39,395)	(3,586)	(42,981)
Change in fair value of interest rate swaps	-	-	-	-	(1,085)	-	(2,279)	(3,364)
Common dividends declared - $0.375 per share	-	-	-	-	-	(14,570)	-	(14,570)
Preferred dividends declared - $2.00 per share	-	-	-	-	-	(10,843)	-	(10,843)
Convertible preferred dividends declared - $0.075 per share	-	-	-	-	-	(1,011)	-	(1,011)
Share-based compensation	-	-	-	432	-	-	-	432
26,047 shares issued in lieu of Directors' fees	-	-	-	263	-	-	-	263
Issuance of 18,399 shares issued pursuant to TPG Management Services Agreement	-	-	-	225	-	-	-	225
Issuance of 18,951,700 shares of common stock	-	19	-	229,824	-	-	-	229,843
Conversion of 13,484,444 convertible preferred shares to common stock	-	13	-	141,160	-	-	-	141,173
12,169 shares withheld to satisfy withholding obligation in connection with the vesting of restricted stock	-	-	-	(173)	-	-	-	(173)
Contribution of 3,721 shares of common stock to deferred compensation plan	-	-	(38)	-	-	-	-	(38)
Distribution of 12,089 shares of common stock from deferred compensation plan	-	-	258	-	-	-	-	258
Issuance of 1.8 million operating partnership units	-	-	-	-	-	-	18,216	18,216
Issuance of 1.8 million shares of common stock upon redemption of operating partnership units	-	2	-	18,214	-	(890)	(17,326)	-
Contribution of capital by noncontrolling interests	-	-	-	-	-	-	17,447	17,447
Distribution of capital to noncontrolling interests	-	-	-	-	-	-	(729)	(729)
Sale of noncontrolling interest in Parkway Properties Office Fund, L.P.	-	-	-	-	-	-	(8,179)	(8,179)
Balance at December 31, 2012	$128,942	$56	$-	$907,254	$(4,425)	$(337,813)	$261,992	$956,006

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31
	2012	2011	2010
Operating activities
Net loss	$(42,981)	$(212,003)	$(13,407)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	81,537	56,522	28,496
Depreciation and amortization-discontinued operations	933	54,628	63,815
Amortization of above (below) market leases	5,137	2,955	(163)
Amortization of above (below) market leases-discontinued operations	(38)	(1,865)	(403)
Amortization of loan costs	1,989	1,623	1,092
Amortization of loan costs-discontinued operations	74	521	621
Amortization of mortgage loan discount	-	(400)	(710)
Share-based compensation expense	432	1,341	1,319
Deferred income tax benefit	(1,030)	(430)	-
Operating distributions from unconsolidated joint ventures	-	507	-
Gain on sale of real estate investments	(13,487)	(18,568)	(8,558)
Non-cash impairment loss on real estate	9,200	6,420	-
Non-cash impairment loss on real estate-discontinued operations	-	189,940	4,120
Non-cash impairment loss on mortgage loan receivable	-	9,235	-
Non-cash gain on mortgage loan payable-discontinued operations	-	(8,601)	-
Non-cash impairment loss on management contracts and goodwill	41,967	-	-
Equity in earnings of unconsolidated joint ventures	-	(57)	(326)
Equity in loss of unconsolidated joint ventures-discontinued operations	19	-	-
Change in fair value of contingent consideration	216	(13,000)	-
Increase in deferred leasing costs	(11,885)	(16,947)	(13,425)
Changes in operating assets and liabilities:
Change in receivables and other assets	(1,854)	(19,737)	(4,194)
Change in accounts payable and other liabilities	(8,656)	3,443	9,782
Cash provided by operating activities	61,573	35,527	68,059

Investing activities
Proceeds from mortgage loan receivable	2,000	-	-
Distributions from unconsolidated joint ventures	120	3,201	-
Investment in real estate	(692,911)	(491,279)	(36,498)
Investment in other assets	-	(3,500)	-
Investment in management company	-	(32,400)	-
Proceeds from sale of real estate	127,867	200,193	4,758
Improvements to real estate	(25,621)	(41,811)	(36,335)
Cash used in investing activities	(588,545)	(365,596)	(68,075)

Financing activities
Principal payments on mortgage notes payable	(24,623)	(106,567)	(140,499)
Proceeds from mortgage notes payable	73,500	222,013	70,000
Proceeds from bank borrowings	482,266	286,655	143,750
Payments on bank borrowings	(352,588)	(265,172)	(132,911)
Debt financing costs	(3,552)	(4,858)	(1,004)
Purchase of Company stock	(172)	(397)	(821)
Dividends paid on common stock	(14,591)	(6,552)	(6,448)
Dividends paid on convertible preferred stock	(1,011)	-	-
Dividends paid on preferred stock	(13,553)	(9,529)	(5,787)
Contributions from noncontrolling interest partners	17,447	287,501	27,912
Distributions to noncontrolling interest partners	(729)	(43,546)	-
Proceeds from stock offering, net of transaction costs	371,251	26,034	44,797
Cash provided by (used in) financing activities	533,645	385,582	(1,011)

Change in cash and cash equivalents	6,673	55,513	(1,027)

Cash and cash equivalents at beginning of year	75,183	19,670	20,697

Cash and cash equivalents at end of year	$81,856	$75,183	$19,670

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

NOTE A - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying financial statements are prepared following U.S. generally accepted accounting principles ("GAAP") and the requirements of the Securities and Exchange Commission ("SEC").

The consolidated financial statements include the accounts of Parkway Properties, Inc. ("Parkway" or "the Company"), its wholly-owned subsidiaries and joint ventures in which the Company has a controlling interest.  The other partners' equity interests in the consolidated joint ventures are reflected as noncontrolling interests in the consolidated financial statements.  Parkway also consolidates subsidiaries where the entity is a variable interest entity ("VIE") and Parkway is the primary beneficiary and has the power to direct the activities of the VIE and has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.  At December 31, 2012 and 2011, Parkway did not have any VIEs that required consolidation.  All significant intercompany transactions and accounts have been eliminated in the accompanying financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Although the Company believes the assumptions and estimates made are reasonable and appropriate, as discussed in the applicable sections throughout these consolidated financial statements, different assumptions and estimates could materially impact reported results.  The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions, therefore, changes in market conditions could impact the Company's future operating results.  The Company's most significant estimates relate to impairments on real estate and other assets and purchase price allocations.

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

Balances of major classes of depreciable assets (in thousands) and their respective estimated useful lives are:

		December 31	December 31
Asset Category	Estimated Useful Life	2012	2011
Land	Non-depreciable	$159,039	$116,598
Buildings and garages	40 years	1,369,493	801,619
Building improvements	7 to 40 years	65,328	53,909
Tenant improvements	Lesser of useful life or term of lease	168,706	111,934
		$1,762,566	$1,084,060

Depreciation expense, including amounts recorded in discontinued operations, related to these assets of $50.7 million, $76.5 million, and $67.4 million was recognized in 2012, 2011 and 2010, respectively.

The Company evaluates its real estate assets upon occurrence of significant adverse changes in its operations to assess whether any impairment indicators are present that affect the recovery of the carrying amount.  The carrying amount includes the net book value of tangible and intangible assets and liabilities.  Real estate assets are classified as held for sale or held and used.  Parkway records assets held for sale at the lower of carrying amount or fair value less cost to sell.  With respect to assets classified as held and used, Parkway recognizes an impairment loss if the carrying amount is not recoverable and exceeds the sum of undiscounted future cash flows expected to result from the use and eventual disposition of the asset.  The cash flow and fair value estimates are based on assumptions about employing the asset for its remaining useful life.  Factors considered in projecting future cash flows include, but are not limited to:  existing leases, future leasing and terminations, market rental rates, capital improvements, tenant improvements, leasing commissions, inflation and other known variables.  This market information is considered a Level 3 input as defined by Accounting Standards Certification ("ASC") 820, "Fair Value Measurements and Disclosures," ("ASC 820").  Upon impairment, Parkway recognizes an impairment loss to reduce the carrying value of the real estate asset to the estimate of its fair value.  During the year ended December 31, 2012, the Company recognized an impairment loss on real estate of $9.2 million in connection with two assets in Jackson, Mississippi and Columbia, South Carolina.

The Company recognizes gains and losses from sales of real estate upon the realization at closing of the transfer of rights of ownership to the purchaser, receipt from the purchaser of an adequate cash down payment and adequate continuing investment by the purchaser.

The Company classifies certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions to close in the next twelve months.  The Company considers an office property as held for sale once it has executed a contract for sale, allowed the buyer to complete its due diligence review and received a substantial non-refundable deposit.  Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer's obligation to perform have been satisfied, the Company does not consider a sale to be probable.  When the Company identifies an asset as held for sale, it estimates the net realizable value of such asset and discontinues recording depreciation on the asset.  The Company records assets held for sale at the lower of carrying amount or fair value less cost to sell.

Land available for sale, which consists of 12 acres of land in New Orleans, Louisiana, is carried at cost and is subject to evaluation for impairment.

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

The fair value of above or below market in-place lease values is the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and the estimated current market lease rate expected over the remaining non-cancelable life of the lease.  The capitalized above market lease values are amortized as a reduction of rental income over the remaining term of the respective leases. The capitalized below market lease values are amortized as an increase to rental income over the remaining term of the respective leases.  Total amortization for above and below market leases, excluding amounts classified as discontinued operations, was a net reduction of rental income of $5.1 million and $3.0 million for the years ended December 31, 2012 and 2011, respectively, and a net increase of rental income of $163,000 for the year ended December 31, 2010.

As of December 31, 2012, amortization of above and below market leases is projected as a net decrease to rental income as follows for the next five years (in thousands):

Amount
2013	$(2,986)
2014	(1,057)
2015	(439)
2016	(409)
2017	(674)

The fair value of customer relationships represents the quantifiable benefits related to developing a relationship with the current customer.  Examples of these benefits would be growth prospects for developing new business with the existing customer, the ability to attract similar customers to the building, the customer's credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.  Management believes that there would typically be little value associated with customer relationships that is in excess of the value of the in-place lease and their typical renewal rates.  Any value assigned to customer relationships is amortized over the remaining terms of the respective leases plus any expected renewal periods as a lease cost amortization expense.  Currently, the Company has no value assigned to customer relationships.

The fair value of at market in-place leases is the present value associated with re-leasing the in-place lease as if the property was vacant.  Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases.  In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods.  The value of at market in-place leases is amortized as a lease cost amortization expense over the expected life of the lease.  Total amortization expense for the value of in-place leases, excluding amounts classified as discontinued operations, was $15.9 million, $12.3 million, and $5.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012, amortization expense for the value of in-place leases is projected as follows for the next five years (in thousands):

Amount
2013	$20,898
2014	16,201
2015	13,656
2016	11,530
2017	7,850

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

Goodwill

During 2011, the Company early adopted Accounting Standards Updated ("ASU") 2011-08, which allows an entity to first assess the qualitative factors in determining when a two-step quantitative goodwill impairment test is necessary.  If an entity determines, based on qualitative factors, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would then be required to calculate the fair value of the reporting entity.  The Company acquired goodwill in 2011 when it closed on the agreement with Eola Capital, LLC and related entities ("Eola") in which Eola contributed its property management company to Parkway.  During 2012, the company evaluated certain qualitative factors and determined that it was necessary to apply the two-step quantitative impairment test.  During this process the Company determined that the management contracts related to its goodwill were impaired due to the fair value of these management contracts being estimated at $19.0 million as compared to the carrying amount of $46.1 million.  Next, the Company computed the fair value of the assets and liabilities associated with management contracts and determined that the associated goodwill was impaired.  During the year ended December 31, 2012, the Company recorded a $42.0 million non-cash impairment loss, net of deferred tax liability, associated with the Company's investment in management contracts and goodwill.  The Company's strategy related to the third-party management business has changed since the acquisition of these contracts.  When they were acquired, the Company's strategy was to grow the third-party business and continue to add management contracts in Parkway's various markets.  While the Company still views the cash flow from this business as positive and the additional management contracts gives Parkway scale and critical mass in some of its key markets, the Company is no longer actively seeking to grow this portion of the business.  Given this change in strategy, the Company determined that its management contracts and associated goodwill was impaired and recorded a $42.0 million non-cash impairment charge, net of deferred tax liability, during the fourth quarter of 2012.

Allowance for Doubtful Accounts

Accounts receivable are reduced by an allowance for amounts that the Company estimates to be uncollectible.  The receivable balance is comprised primarily of rent and expense reimbursement income due from the customers.  Management evaluates the adequacy of the allowance for doubtful accounts considering such factors as the credit quality of the customers, delinquency of payment, historical trends and current economic conditions.  The Company provides an allowance for doubtful accounts for customer balances that are over 90 days past due and for specific customer receivables for which collection is considered doubtful.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Noncontrolling Interest

Noncontrolling Interest – Real Estate Partnerships

At December 31, 2012 and 2011, the Company had an interest in one and two joint ventures, respectively, whose operations are included in its consolidated financial statements.  These joint ventures were originally structured such that the Company would own a 25% and 30% interest in Parkway Properties Office Fund, LP ("Fund I") and Parkway Properties Office Fund II, LP ("Fund II"), respectively.

Parkway serves as the general partner of Fund II and provides asset management, property management, leasing and construction management services to the fund, for which it is paid market-based fees.  Cash is distributed from Fund II pro rata to each partner until a 9% annual cumulative preferred return is received and invested capital is returned.  Thereafter, 56% will be distributed to Parkway's partner in Fund II, Teacher Retirement System of Texas ("TRST") and 44% to Parkway.  The term of Fund II is seven years from the date the fund was fully invested, or until February 2019, with provisions to extend the term for two additional one-year periods at the Company's discretion.

The Company previously entered into an agreement to sell its interest in 13 office properties totaling 2.7 million square feet owned by Parkway Properties Office Fund, L.P. ("Fund I") to its existing partner in the fund for a gross sales price of $344.3 million.  As of July 1, 2012, the Company had completed the sale of all 13 Fund I assets.

Noncontrolling interest in real estate partnerships represents the other partners' proportionate share of equity in the partnerships discussed above at December 31, 2012 and 2011.  Income is allocated to noncontrolling interest based on the weighted average percentage ownership during the year.

Revenue Recognition

Revenue from real estate rentals is recognized on a straight-line basis over the terms of the respective leases.  The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as straight-line rent receivable on the accompanying balance sheets.  The straight-line rent adjustment increased revenue by $15.4 million, $6.0 million and $1.4 million in 2012, 2011 and 2010, respectively.

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

Management company income represents market-based fees earned from providing management, construction, leasing, brokerage and acquisition services to third parties. Management fee income is computed and recorded monthly in accordance with the terms set forth in the stand alone management service agreements. Leasing and brokerage commissions, as well as salary and administrative fees, are recognized pursuant to the terms of the stand-alone agreements at the time underlying leases are signed, which is the point at which the earnings process is complete and collection of the fees is reasonably assured. Fees relating to the purchase or sale of property are recognized when the earnings process is complete and collection of the fees is reasonably assured, which usually occurs at closing. All fees on Company-owned properties and consolidated joint ventures are eliminated in consolidation.  The Company recognizes its share of fees earned from unconsolidated joint ventures in management company income.

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

On May 12, 2011, the Board of Directors approved Parkway's 2011 Employee Inducement Award Plan that authorized the grant of up to 149,573 restricted shares and/or deferred incentive share units to employees and directors of the Company in connection with the combination with Eola.  The Plan shall continue in effect until the earlier of (a) its termination by the Board or (b) the date on which all of the shares of stock available for issuance under the Plan have been issued; provided that awards outstanding on that date shall survive in accordance with their terms.

Compensation expense, including estimated forfeitures, for service-based awards is recognized over the expected vesting period.  The total compensation expense for the long-term equity incentive awards is based upon the fair value of the shares on the grant date, adjusted for estimated forfeitures.  Time-based restricted shares and deferred incentive share units are valued based on the New York Stock Exchange closing market price of Parkway common shares (NYSE:  PKY) as of the date of grant.  The grant date fair value for awards that are subject to market conditions is determined using a simulation pricing model developed to specifically accommodate the unique features of the awards.

Restricted shares and deferred incentive share units are forfeited if an employee leaves the Company before the vesting date, except in the case of the employee's death or permanent disability or upon termination following a change of control. Shares and/or units that are forfeited become available for future grant under the 2010 Equity Plan.

The Company also adopted a long-term cash incentive that was designed to reward significant outperformance over the three year period which began July 1, 2010.  The total compensation expense for the long-term cash incentive awards is based upon the estimated fair value of the award on the grant date and adjusted as necessary each reporting period.  The long-term cash incentive awards are accounted for as a liability-classified award on the Company's 2012 and 2011 consolidated balance sheets.  The grant date and quarterly fair value estimates for awards that are subject to a market condition are determined using a simulation pricing model developed to specifically accommodate the unique features of the awards.

Income Taxes

The Company elected to be taxed as a REIT under the Internal Revenue Code, commencing with its taxable year ended December 31, 1997.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its stockholders.  It is management's current intention to adhere to these requirements and maintain the Company's REIT status, and the Company was in compliance with all REIT requirements at December 31, 2012.  As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes currently to its stockholders.  If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through TRSs is subject to federal, state and local income taxes.

Effective May 18, 2011, the Company acquired the Eola management company and contributed the entity into a taxable REIT subsidiary ("TRS") wholly-owned by the operating partnership.  In connection with the purchase of the Eola management company, the TRS recorded a deferred income tax liability of $14.8 million.  At December 31, 2012, the Company carried a deferred tax liability of $2.0 million, as compared to a balance of $14.3 million at December 31, 2011.  The balance was reduced during the fourth quarter of 2012 as a result of the reduction in the value of the Company's management contracts to $19.0 million.  The TRS pays income taxes at the federal and state level.

Net Loss Per Common Share

Basic earnings per share ("EPS") is computed by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding for the year.  In arriving at net loss attributable to common stockholders, preferred stock dividends are deducted.  Diluted EPS reflects the potential dilution that could occur if share equivalents such as employee stock options, restricted shares and deferred incentive share units were exercised or converted into common stock that then shared in the earnings of Parkway.

The computation of diluted EPS is as follows:

	Year Ended December 31
	2012	2011	2010
	(in thousands, except per share data)
Numerator:
Basic and diluted net loss
attributable to common stockholders	$(51,249)	$(136,955)	$(8,943)
Denominator:
Basic and diluted weighted average shares	31,542	21,497	21,421
Diluted net loss per share attributable to
common stockholders	$(1.62)	$(6.37)	$(0.42)

The computation of diluted EPS for 2012, 2011 and 2010 did not include the effect of employee stock options, deferred incentive share units and restricted shares because their inclusion would have been anti-dilutive.

Reclassifications

Certain reclassifications have been made in the 2011 and 2010 consolidated financial statements to conform to the 2012 classifications with no impact on previously reported net income or equity.

Subsequent Events

The Company has evaluated all subsequent events through the issuance date of the consolidated financial statements.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS", which change the wording used to describe the requirements in U.S. GAAP for measuring fair value, changes certain fair value measurement principles and enhances disclosure requirements for fair value measurements.  The FASB does not intend for ASU 2011-04 to result in a change in the application of the requirements in ASC 820.  The requirements of ASU 2011-04 will be effective prospectively for interim and annual periods beginning after December 15, 2011.  At March 31, 2012, the Company had implemented ASU 2011-04.

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

Note B - Investment in Office Properties

Included in investment in office properties at December 31, 2012 are 43 office properties located in nine states with an aggregate of 11.9 million square feet of leasable space.

The contract purchase price, excluding closing costs and other adjustments, of office properties or additional office property interests acquired during the year ended December 31, 2012 is as follows:

Cost
Market Location	(in thousands)
Charlotte, NC	$397,349
Houston, TX	123,750
Phoenix, AZ	170,300
Tampa, FL	69,591
$760,990

The Company's acquisitions are accounted for using the acquisition method.  The results of each acquired property are included in the Company's results of operations from their respective purchase dates.

Summary of Acquisitions

On January 11, 2012, Parkway Properties Office Fund II, LP ("Fund II") purchased The Pointe, a 252,000 square foot Class A office building in the Westshore submarket of Tampa, Florida.  The gross purchase price for The Pointe was $46.9 million and the Company's ownership share is 30%.  The Company's equity contribution of $7.0 million was funded through availability under the Company's senior unsecured revolving credit facility.

On February 10, 2012, Fund II purchased Hayden Ferry Lakeside II ("Hayden Ferry II"), a 300,000 square foot Class A+ office building located in the Tempe submarket of Phoenix, and directly adjacent to Hayden Ferry Lakeside I ("Hayden Ferry I"), which was purchased by Fund II in the second quarter of 2011.  The gross purchase price was $86.0 million and the Company's ownership share is 30%.  The Company's equity contribution of $10.8 million was initially funded through availability under the Company's existing senior unsecured revolving credit facility.  This investment completed the investment period of Fund II.

On June 6, 2012, the Company purchased Hearst Tower, a 972,000 square foot office tower located in the central business district in Charlotte, North Carolina.  The gross purchase price was $250.0 million.  The purchase of Hearst Tower was financed with proceeds received from the investment in the Company by TPG VI Pantera Holdings, L.P. ("TPG Pantera"), combined with borrowings on the Company's senior unsecured revolving credit facility.  For more information on TPG Pantera's investment see "Note L – Equity Offerings".

On August 31, 2012, the Company purchased a 2,500 space parking garage, a 21,000 square foot office building and a vacant parcel of developable land (collectively the "Hayden Ferry Lakeside III, IV, and V"), all adjacent to the Company's currently owned Hayden Ferry I and Hayden Ferry II assets in Tempe, Arizona.  The gross purchase price was $18.2 million on behalf of Fund II.  Fund II increased its investment capacity to pursue the purchase, and Parkway's share in this investment is 30%.  The Company equity contribution of $5.5 million was funded using the Company's revolving credit facility.

On November 15, 2012, the Company completed the purchase of Westshore Corporate Center, a 170,000 square foot office tower located in the Westshore submarket of Tampa, Florida, for a net purchase price of $22.7 million.  Westshore Corporate Center was built in 1989 and is a 12-story Class A building.  Simultaneous with closing, the Company assumed a $14.5 million non-recourse first mortgage, with a fixed interest rate of 5.8% and maturity date of May 1, 2015.  In accordance with GAAP, the mortgage was recorded at $15.7 million to reflect the value of the instrument based on a market interest rate of 2.5% on the date of purchase.

On December 6, 2012, the Company completed the purchase of 525 North Tryon, a 402,000 square foot office property located in the central business district of Charlotte, North Carolina, for a gross purchase price of $47.4 million.  The purchase of 525 North Tryon was financed with proceeds received from the Company's December 2012 common equity offering.

On December 20, 2012, the Company completed the purchase of Phoenix Tower, a 626,000 square foot office tower located in the Greenway Plaza submarket of Houston, Texas, for a gross purchase price of $123.8 million.  Phoenix Tower is a LEED® Gold Certified, 26-story, Class A office tower that sits atop an eight-story parking garage.  The initial purchase price of Phoenix Tower was financed with proceeds received from the Company's December 2012 common equity offering.  On February 20, 2013, the Company obtained an $80.0 million non-recourse first mortgage loan secured by Phoenix Tower.  The mortgage loan has a fixed interest rate of 3.9%, an initial 24-month interest only period and a maturity date of March 2023.

On December 21, 2012, the Company completed the purchase of Tempe Gateway, a 251,000 square foot office tower located in the Tempe submarket of Phoenix, Arizona, for a gross purchase price of $66.1 million.  The purchase of Tempe Gateway was financed with proceeds received from the Company's December 2012 common equity offering.

On December 31, 2012, the Company completed the purchase of NASCAR Plaza, a 390,000 square foot property located in the central business district of Charlotte, North Carolina for a gross purchase price of $99.9 million.  NASCAR Plaza was built in 2009 and is a 20-story, LEED® Silver Certified office tower.  The building was 87.5% occupied as of January 1, 2013.  The Company assumed the first mortgage secured by the property, which has a current outstanding balance of approximately $42.6 million with a current interest rate of 4.7% and a maturity date of March 30, 2016.  In accordance with GAAP, the mortgage was recorded at $43.0 million to reflect the value of the instrument based on a market interest rate of 3.4% on the date of purchase.

The allocation of purchase price related to tangible and intangible assets and liabilities and weighted average amortization period (in years) for each class of asset or liability for The Pointe, Hayden Ferry II, Hearst Tower, Hayden Ferry Lakeside III, IV and V, Westshore Corporate Center, 525 North Tryon, Phoenix Tower, Tempe Gateway and NASCAR Plaza is as follows (in thousands, except weighted average life):

	Amount	Weighted Average Life
Land	$43,600	N/	A
Buildings	580,616	40
Tenant improvements	59,698	6
Lease commissions	21,207	6
Lease in place value	54,575	6
Above market leases	14,728	15
Below market leases	(18,979)	6
Other	3,001	3
Mortgage assumed	(58,694)	3

The allocation of purchase price for 525 North Tryon, Phoenix Tower, Tempe Gateway, and NASCAR Plaza is preliminary at December 31, 2012 due to the timing of when the office properties were purchased.

The unaudited pro forma effect on the Company's results of operations for the purchase of The Pointe, Hayden Ferry II, Hearst Tower, Hayden Ferry Lakeside III, IV and V, Westshore Corporate Center, 525 North Tryon, Phoenix Tower, Tempe Gateway and NASCAR Plaza as if the purchase had occurred on January 1, 2011 is as follows (in thousands, except per share data):

	Year Ended
	December 31
	2012	2011
Revenues	$274,698	$229,930
Net loss attributable to common stockholders	$(60,544)	$(162,291)
Basic net loss attributable to common stockholders	$(1.91)	$(7.55)
Diluted net loss attributable to common stockholders	$(1.91)	$(7.55)

Included in the Company's consolidated financial statements for the year ended December 31, 2012 were revenues and net income attributable to common stockholders from 2012 acquisitions of $32.0 million and $2.4 million, respectively.

On January 17, 2013, the Company purchased Tower Place 200, a 260,000 square foot office tower located in the Buckhead submarket of Atlanta, Georgia, for a gross purchase price of $56.3 million.  The purchase of Tower Place 200 was financed with borrowings on our unsecured credit facilities.

On January 21, 2013, the Company entered into a purchase and sale agreement to acquire a portfolio of eight office properties totaling 1.0 million square feet located in the Deerwood submarket of Jacksonville, Florida for a gross purchase price of $130 million.  Parkway will own 100% of the portfolio and plans to place secured first financing on the properties, simultaneous with closing, totaling approximately 65% of the gross purchase price.  Closing is expected to occur by the end of the first quarter of 2013 and is subject to customary closing conditions, including completion of satisfactory due diligence.  Parkway intends to fund its share of equity with borrowings from its senior unsecured revolving credit facility.

Summary of Dispositions

During the year ended December 31, 2012, the Company completed a significant portion of its previously disclosed dispositions as part of its strategic objective of becoming a leading owner of high-quality office assets in higher growth markets in the Sunbelt region of the United States.  The Company entered into an agreement to sell 13 office properties totaling 2.7 million square feet owned by Fund I to its existing partner in the fund for a gross sales price of $344.3 million, of which $97.4 million was the Company's share.  As of December 31, 2011, the Company had completed the sale of nine of these 13 assets.  As of July 1, 2012, the Company had completed the sale of the remaining four Fund I assets.  The Company received approximately $14.2 million in net proceeds from the sales of the Fund I assets, and the proceeds were used to reduce amounts outstanding under its credit facilities.  Upon sale, the buyer assumed a total of $292.0 million in mortgage loans, of which $82.4 million was Parkway's share.

  Additionally, during the year ended December 31, 2012, the Company completed the sale of 15 properties included in its strategic sale of a portfolio of non-core assets, for a gross sales price of $147.7 million, generating net proceeds of approximately $94.3 million, with the buyer assuming $41.7 million in mortgage loans upon sale, of which $31.9 million was Parkway's share.  The 15 assets that were sold included five assets in Richmond, Virginia, four assets in Memphis, Tennessee, and six assets in Jackson, Mississippi.
The Company completed the sale of four additional assets during the year ended December 31, 2012, including the sale of 111 East Wacker, a 1.0 million square foot office property located in Chicago, Illinois, the Wink building, a 32,000 square foot office property in New Orleans, Louisiana, Sugar Grove, a 124,000 square foot office property in Houston, Texas, and Falls Pointe, a 107,000 square foot office property located in Atlanta, Georgia owned by Fund II for an aggregate gross sales price of $168.8 million.  The Company received approximately $14.8 million in aggregate net proceeds from these sales, which were used to reduce amounts outstanding under its revolving credit facility and to fund subsequent acquisitions.  In connection with the sale of 111 East Wacker, the buyer assumed a $147.9 million mortgage loan upon sale.

Contractual Obligations and Minimum Rental Receipts

Obligations for tenant improvement allowances and lease inducement costs for leases in place and commitments for building improvements at December 31, 2012 are as follows (in thousands):

2013	$4,754
2014	452
2015	-
2016	32
2017	-
Thereafter	272
Total	$5,510

Minimum future operating lease payments for various equipment leased at the office properties is as follows for operating leases in place at December 31, 2012 (in thousands):

2013	$315
2014	155
2015	59
2016	25
2017	13
Thereafter	2
Total	$569

The following is a schedule by year of future minimum rental receipts under noncancelable leases for office buildings owned at December 31, 2012 (in thousands):

2013	$220,198
2014	205,401
2015	187,702
2016	159,381
2017	124,827
Thereafter	353,797
Total	$1,251,306

The following is a schedule by year of future minimum ground lease payments at December 31, 2012 (in thousands):

2013	$266
2014	267
2015	347
2016	268
2017	268
Thereafter	14,923
Total	$16,339

At December 31, 2012, Fund II owned Corporate Center Four in Tampa, Florida that is subject to a ground lease.  The lease has a remaining term of approximately 68 years with an expiration date of December 2080.

Payments consist of a stated monthly amount that adjusts annually and a development rental rate that is fixed through August 2015.  The development rent rate is $0.40 per gross floor foot area through August 2015 and is subject to increase every five years thereafter at the lesser of 10% or the CPI percentage increase for all urban consumers.
At December 31, 2012, the Company owned Westshore Corporate Center in Tampa, Florida that is subject to a ground lease.  The lease has a remaining term of approximately 22 years with an expiration date of October 2034.  Payments consist of a stated monthly amount that adjusts annually through the expiration date.
At December 31, 2012, the Company owned NASCAR Plaza in Charlotte, North Carolina that is subject to a ground lease.  The lease has a remaining term of approximately 93 years with an expiration date of December 2105.  Payments consist of a stated monthly amount through the expiration date.

Note C – Mortgage Loans

In connection with the previous sale of One Park Ten, the Company had seller-financed a $1.5 million note receivable that bore interest at 7.3% per annum on an interest-only basis through maturity in June 2012.  On April 2, 2012, the borrower repaid the note receivable and all accrued interest in full.

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

Note D – Management Contracts

During the second quarter of 2011, as part of the Company's combination with Eola, Parkway purchased the management contracts associated with Eola's property management business.  At the purchase date, the contracts were valued by an independent appraiser at $51.8 million.  The value of the management contracts is based on the sum of the present value of future cash flows attributable to the management contracts, in addition to the value of tax savings as a result of the amortization of intangible assets.

During 2012, the Company evaluated certain qualitative factors and determined that it was necessary to apply the two-step quantitative impairment test under ASU 2011-08.  During this process the Company determined that the management contracts were impaired due to the fair value of the management contracts being estimated at $19.0 million as compared to the carrying amount of $46.1 million.  As a result, the Company recorded a $42.0 million non-cash impairment loss, net of deferred tax liability, associated with the Company's investment in management contracts and goodwill.  The Company's strategy related to the third-party management business has changed since the acquisition of these contracts.  When the contracts were acquired, the Company's strategy was to grow the third-party business and continue to add management contracts in Parkway's various markets.  While the Company still views the cash flow from this business as positive and the additional management contracts gives Parkway scale and critical mass in some of its key markets, the Company is no longer actively seeking to grow this portion of the business.  Given this change in strategy and as a result of the decrease in cash flow from the management company due to management contracts terminated during 2012, the Company determined that its management contracts and associated goodwill was impaired and recorded a $42.0 million non-cash impairment charge, net of deferred tax liability, during the fourth quarter of 2012.

At December 31, 2012, the Company carried a deferred tax liability of $2.0 million.  The balance was reduced during the fourth quarter of 2012 from the initial $14.8 million as a result of the reduction in the value of the Company's management contracts to $19.0 million, which will be amortized over their remaining useful life of 2.7 years.

Note E - Notes Payable

Notes Payable to Banks

At December 31, 2012, the Company had a total of $262.0 million outstanding under the following credit facilities (in thousands):

		Interest		Outstanding
Credit Facilities	Lender	Rate	Maturity	Balance
$10.0 Million Unsecured Working Capital Revolving Credit Facility (1)	PNC Bank	-%	03/29/16	$-
$215.0 Million Unsecured Revolving Credit Facility (1)	Wells-Fargo	1.8%	03/29/16	137,000
$125.0 Million Unsecured Term Loan (2)	Key Bank	2.2%	09/27/17	125,000
		2.0%		$262,000

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

(2)
The interest rate on the term loan is based on LIBOR plus an applicable margin of 1.5% to 2.3% depending on overall Company leverage (with the current rate set at 1.5%).  On September 28, 2012, the Company executed two floating-to-fixed interest rate swaps totaling $125 million, locking LIBOR at 0.7% for five years which is effective October 1, 2012.

On March 30, 2012, the Company entered into an Amended and Restated Credit Agreement with a consortium of eight banks for its $190 million senior unsecured revolving credit facility.  Additionally, the Company amended its $10 million working capital revolving credit facility under substantially the same terms and conditions, with the combined size of the facilities remaining at $200 million (collectively, the "New Facilities").  The New Facilities provide for modifications to the Company's then-existing credit facilities by, among other things, extending the maturity date from January 31, 2014 to March 29, 2016, with an additional one-year extension option with the payment of a fee, increasing the size of the accordion feature from $50 million to as much as $160 million, lowering applicable interest rate spreads and unused fees, and modifying certain other terms and financial covenants.  The interest rate on the New Facilities is based on LIBOR plus 160 to 235 basis points, depending on overall Company leverage (with the current rate set at 160 basis points).  Additionally, the Company pays fees on the unused portion of the New Facilities ranging between 25 and 35 basis points based upon usage of the aggregate commitment (with the current rate set at 25 basis points).  Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as Joint Lead Arrangers and Joint Book Runners on the senior facility.  In addition, Wells Fargo Bank, N.A. acted as Administrative Agent and Bank of America, N.A. acted as Syndication Agent.  KeyBank, N.A., PNC Bank, N.A. and Royal Bank of Canada all acted as Documentation Agents.  Other participating lenders include JPMorgan Chase Bank, Trustmark National Bank, and Seaside National Bank and Trust.  The working capital revolving credit facility was provided solely by PNC Bank, N.A.

On October 10, 2012, the Company exercised $25 million of the $160 million accordion feature of its existing unsecured revolving credit facility and increased capacity from $190 million to $215 million with the additional borrowing capacity being provided by U.S. Bank National Association, bringing the total number of participating lenders to nine.  The interest rate on the credit facility is currently LIBOR plus 160 basis points.  Other terms and conditions under the credit facility remain unchanged.

On September 27, 2012, the Company closed a $125 million unsecured term loan.  The term loan has a maturity date of September 27, 2017, and has an accordion feature that allows for an increase in the size of the term loan to as much as $250 million, subject to certain conditions.  Interest on the term loan is based on LIBOR plus an applicable margin of 150 to 225 basis points depending on overall Company leverage (with the current rate set at 150 basis points).  The term loan has substantially the same operating and financial covenants as required by the Company's current unsecured revolving credit facility.  Keybanc Capital Markets, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as Joint Lead Arrangers and Joint Bookrunners on the term loan.  In addition, Keybank National Association acted as Administrative Agent; Bank of America, N. A. acted as Syndication Agent; and Wells Fargo Bank, National Association acted as Documentation Agent.  Other participating lenders include Royal Bank of Canada, PNC Bank, National Association, U. S. Bank National Association, and Trustmark National Bank. On September 28, 2012, the Company executed two floating-to-fixed interest rate swaps totaling $125 million, locking LIBOR at 0.7% for five years, which results in an initial all-in interest rate of 2.2%.  The term loan had an outstanding balance of $125 million at December 31, 2012.

Mortgage Notes Payable

A summary of mortgage notes payable at December 31, 2012 and 2011 is as follows (in thousands):

				Note Balance
	Fixed	Maturity	Monthly	December 31
Office Property	Rate	Date	Payment	2012	2011
Wholly-Owned
Bank of America Plaza	7.1%	05/10/12	$-	$-	$16,373
Westshore Corporate Center (4)	2.5%	05/01/15	88	15,646	-
Teachers Insurance and Annuity Associations (5 properties)	6.2%	01/01/16	565	73,584	75,724
NASCAR Plaza (1)(2)(3)	3.4%	03/30/16	121	42,977	-
John Hancock Facility (2 properties)	7.6%	06/01/16	130	17,852	18,055
111 East Wacker, LLC (6)	6.3%	07/11/16	-	-	147,873
Capital City Plaza	7.3%	03/05/17	253	33,489	34,073
Morgan Keegan Tower	7.6%	10/01/19	163	10,419	11,539
Citrus Center	6.3%	06/01/20	153	22,034	22,438
Stein Mart	6.5%	08/01/20	81	11,517	11,733
Pinnacle at Jackson Place – Subordinate NMTC Loan (6)	3.0%	12/27/47	-	-	6,000
Pinnacle at Jackson Place – Sr NMTC Loan (6)	5.8%	12/27/47	-	-	23,501
Total Wholly-Owned			1,554	227,518	367,309

Consolidated Joint Ventures

Parkway Properties Office Fund, LP:
Renaissance Center (6)	5.5%	06/01/12	-	-	15,704
100 Ashford Center/Peachtree Ridge (6)	5.6%	01/08/16	-	-	29,824
Overlook II (6)	5.6%	03/01/17	-	-	31,500
Total Fund I			-	-	77,028

Parkway Properties Office Fund II, LP
Cypress Center I-III (1)	4.1%	05/18/16	42	12,088	12,088
3344 Peachtree	5.3%	10/01/17	485	84,733	86,064
Bank of America Center (1)	4.7%	05/18/18	138	33,875	33,875
Hayden Ferry Lakeside I (1)	4.5%	07/25/18	85	22,000	22,000
Hayden Ferry Lakeside II (1)(5)	5.0%	07/25/18	421	48,125	-
The Pointe	4.0%	02/10/19	79	23,500	-
245 Riverside (1)	5.2%	03/31/19	42	9,250	9,250
Corporate Center Four at International Plaza (1)	5.4%	04/08/19	104	22,500	22,500
Two Ravinia (1)	5.0%	05/20/19	95	22,100	22,100
Two Liberty Place	5.2%	06/10/19	391	90,200	90,200
Carmel Crossing	5.5%	03/10/20	46	10,000	10,000
Total Fund II			1,928	378,371	308,077

Total Mortgage Notes Payable			$3,482	$605,889	$752,414

(1)	The mortgage loans secured by these properties have variable interest rates that have been fixed by interest rate swap agreements.
(2)
Effective December 31, 2012 the Company assumed the mortgage secured by NASCAR Plaza and also the swap associated with this mortgage.  The notional amount of the swap is $30 million which fixes LIBOR at 2.3%, which resulted in an all-in interest rate of 3.4%.  The interest rate swap matures on February 1, 2016.

(3)	The Company assumed the existing loan on NASCAR Plaza upon acquisition in December 2012. The note bears interest at a stated interest rate of 4.7% and has been marked-to-market for GAAP purposes.
(4)
The Company assumed the existing loan on the Westshore Corporate Center upon acquisition in November 2012.  The note bears interest at a stated rate of 5.8% and has been marked-to-market for GAAP purposes.

(5)
The Hayden Ferry II mortgage provides for quarterly payments of $625,000 through February 2015 with payments based on a 25 year amortization thereafter until maturity.  Additionally, the mortgage bears interest at LIBOR plus the applicable spread which ranges between 250 and 350 basis points.  Fund II entered into an  interest rate swap that fixed the LIBOR rate associated with this loan at 1.5% through January 25, 2018.  This loan is cross-defaulted with Hayden Ferry I.

(6)	For balance sheet purposes, the Company has reclassified these mortgages totaling $254.4 million to Liabilities Related to Assets Held for Sale at December 31, 2011.

At December 31, 2012 and 2011, the net book value of the office properties collateralizing the mortgage loans was $947.2 million and $1.0 billion, respectively, which includes assets held for sale at December 31, 2011.

The aggregate annual maturities of mortgage notes payable at December 31, 2012 are as follows (in thousands):

	Total	Debt	Debt
	Mortgage	Balloon	Principal
	Maturities	Payments	Amortization
2013	$9,674	$-	$9,674
2014	10,848	-	10,848
2015	25,407	14,051	11,356
2016	147,097	137,776	9,321
2017	116,439	107,907	8,532
2018	98,052	91,550	6,502
Thereafter	198,372	194,317	4,055
	$605,889	$545,601	$60,288

On January 9, 2012, in connection with the sale of 111 East Wacker for a gross sales price of $150.6 million, the buyer assumed the existing $147.9 million non-recourse mortgage loan secured by the property, which had a fixed interest rate of 6.3% and maturity date of July 2016.

On January 11, 2012, in connection with the purchase of The Pointe in Tampa, Florida, Fund II obtained a $23.5 million non-recourse first mortgage loan, which matures in February 2019.  The mortgage has a fixed rate of 4.0% and is interest only for the first 42 months of the term.

On February 10, 2012, Fund II obtained a $50.0 million non-recourse mortgage loan, of which $15.0 million is Parkway's share, secured by Hayden Ferry II, a 300,000 square foot office property located in the Tempe submarket of Phoenix, Arizona.  The mortgage loan matures in July 2018 and bears interest at LIBOR plus the applicable spread which ranges from 250 to 350 basis points over the term of the loan.  In connection with this mortgage, Fund II entered into an interest rate swap that fixes LIBOR at 1.5% through January 25, 2018, which equates to a total interest rate ranging from 4.0% to 5.0%.  The mortgage loan is cross-collateralized, cross-defaulted, and conterminous with the mortgage loan secured by Hayden Ferry I.

On March 9, 2012, the Company repaid a $16.3 million non-recourse mortgage loan secured by Bank of America Plaza, a 337,000 square foot office property in Nashville, Tennessee.  The mortgage loan had a fixed interest rate of 7.1% and was scheduled to mature in May 2012.  The Company repaid the mortgage loan using available proceeds under the senior unsecured revolving credit facilities.

On May 31, 2012, in connection with the sale of Pinnacle at Jackson Place (the "Pinnacle") and Parking at Jackson Place, for a gross sales price of $29.5 million, the buyer assumed the existing $29.5 million non-recourse mortgage loan secured by the property with a weighted average interest rate of 5.2%  The buyer also assumed the related $23.5 million interest rate swap with a fixed portion of the debt secured by the Pinnacle at an interest rate of 5.8%.

On November 15, 2012, in connection with its purchase of Westshore Corporate Center in Tampa, Florida, the Company assumed the $14.5 million existing non-recourse first mortgage loan, with a fixed interest rate of 5.8% and a maturity date of May 1, 2015.  In accordance with GAAP, the mortgage loan was recorded at $15.7 million to reflect the fair value of the instrument based on a market interest rate of 2.5% on the day of purchase.

On December 31, 2012, in connection with its purchase of NASCAR Plaza in Charlotte, North Carolina, the Company assumed the $42.6 million existing non-recourse first mortgage loan, with a current interest rate of 4.7% and a maturity date of March 30, 2016.  In accordance with GAAP, the mortgage loan was recorded at $43.0 million to reflect the value of the instrument based on a market interest rate of 3.4% at the date of purchase.

During 2012, in conjunction with the sale of the Fund I assets, the buyer assumed $76.7 million of non-recourse first mortgage loans, of which $19.2 million was Parkway's share.

On February 20, 2013, the Company obtained an $80.0 million non-recourse first mortgage loan secured by Phoenix Tower, a 626,000 square foot office property in Houston, Texas.  The mortgage loan has a fixed interest rate of 3.9% an initial 24-month interest only period and a maturity date of March 2023.

Interest Rate Swaps

The Company has entered into interest rate swap agreements. The Company designated the swaps as cash flow hedges of the variable interest rates on the Company's borrowings under the $125.0 million unsecured term loan and the debt secured by 245 Riverside, Corporate Center Four, Cypress Center, Bank of America Center, Two Ravinia, and Hayden Ferry I, Hayden Ferry II, and NASCAR Plaza. These swaps, are considered to be fully effective and changes in the fair value of the swaps are recognized in accumulated other comprehensive loss.

The Company's interest rate hedge contracts at December 31, 2012 and 2011 are summarized as follows (in thousands):

						Fair Value
						Liability
Type of	Balance Sheet	Notional	Maturity		Fixed	December 31
Hedge	Location	Amount	Date	Reference Rate	Rate	2012	2011
Swap	Accounts payable and other liabilities	$12,088	11/18/15	1-month LIBOR	4.1%	$(582)	$(581)
Swap	Accounts payable and other liabilities	$30,000	02/01/16	1-month LIBOR	2.3%	(1,787)	-
Swap	Accounts payable and other liabilities	$50,000	09/28/17	1-month LIBOR	2.2%	(43)	-
Swap	Accounts payable and other liabilities	$75,000	09/28/17	1-month LIBOR	2.2%	(65)	-
Swap	Accounts payable and other liabilities	$33,875	11/18/17	1-month LIBOR	4.7%	(3,312)	(2,862)
Swap	Accounts payable and other liabilities	$22,000	01/25/18	1-month LIBOR	4.5%	(1,923)	(1,548)
Swap	Accounts payable and other liabilities	$48,125	01/25/18	1-month LIBOR	5.0%	(1,581)	-
Swap	Accounts payable and other liabilities	$9,250	09/30/18	1-month LIBOR	5.3%	(1,218)	(1,083)
Swap	Accounts payable and other liabilities	$22,500	10/08/18	1-month LIBOR	5.4%	(3,135)	(2,826)
Swap	Accounts payable and other liabilities	$22,100	11/18/18	1-month LIBOR	5.0%	(2,639)	(2,234)
						$(16,285)	$(11,134)

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

On May 31, 2012, in connection with the sale of the Pinnacle at Jackson Place ("the Pinnacle"), the buyer assumed the interest rate swap, which had a notional amount of $23.5 million and fixed the interest rate on a portion of the debt secured by the Pinnacle at 5.8%.

On September 28, 2012, the Company executed two floating-to-fixed interest rate swaps for a notional amount totaling $125.0 million, associated with its term loan that fixes LIBOR at 0.7% for five years, which resulted in an initial all-in interest rate of 2.2%. The interest rate swaps were effective October 1, 2012 and mature September 28, 2017.

On December 31, 2012, in connection with the purchase of NASCAR Plaza in Charlotte, North Carolina, the Company assumed an interest rate swap for a $30.0 million notional amount that fixes LIBOR at 2.3% through February 1, 2016.

The Company designated these swaps as cash flow hedges of the variable interest payments associated with the mortgage loans.

Note F – Noncontrolling Interest – Real Estate Partnerships

The Company has an interest in one joint venture that is included in its consolidated financial statements. Information relating to this consolidated joint venture as of December 31, 2012 is detailed below.

		Parkway's	Square Feet
Joint Venture Entity and Property Name	Location	Ownership %	(In thousands)
Fund II
Hayden Ferry Lakeside I	Phoenix, AZ	30.0%	203
Hayden Ferry Lakeside II	Phoenix, AZ	30.0%	300
Hayden Ferry Lakeside III, IV and V	Phoenix, AZ	30.0%	21
245 Riverside	Jacksonville, FL	30.0%	136
Bank of America Center	Orlando, FL	30.0%	421
Corporate Center Four at International Plaza	Tampa, FL	30.0%	250
Cypress Center I - III	Tampa, FL	30.0%	286
The Pointe	Tampa, FL	30.0%	252
Lakewood II	Atlanta, GA	30.0%	124
3344 Peachtree	Atlanta, GA	33.0%	485
Two Ravinia	Atlanta, GA	30.0%	438
Carmel Crossing	Charlotte, NC	30.0%	326
Two Liberty Place	Philadelphia, PA	19.0%	941
Total Fund II		27.9%	4,183

Fund II, a $750.0 million discretionary fund, was formed on May 14, 2008 and was fully invested at February 10, 2012.  Fund II was structured such that TRST as a 70% investor and Parkway as a 30% investor in the fund, with an original target capital structure of approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt.  Fund II acquired 13 properties totaling 4.2 million square feet in Atlanta, Charlotte, Phoenix, Jacksonville, Orlando, Tampa and Philadelphia.  In August 2012, Fund II increased its investment capacity by $20.0 million to purchase Hayden Ferry III, IV and V, a 2,500 space parking garage, a 21,000 square foot office property and a vacant parcel of development land, all adjacent to Hayden Ferry I and Hayden Ferry II in Phoenix.

Parkway serves as the general partner of Fund II and provides asset management, property management, leasing and construction management services to the fund, for which it is paid market-based fees.  Cash is distributed by Fund II pro rata to each partner until a 9% annual cumulative preferred return is received and invested capital is returned.  Thereafter, 56% will be distributed to TRST and 44% to Parkway.  The term of Fund II is seven years from the date the fund was fully invested, or until February 2019, with provisions to extend the term for two additional one-year periods at the Company's discretion.

The Company entered into an agreement to sell 13 office properties, totaling 2.7 million square feet, owned by Fund I to its existing partner in the fund for a gross sales price of $344.3 million, of which $97.4 million was Parkway's share.  As of December 31, 2011, the Company had completed the sale of nine of these 13 assets.  As of July 1, 2012, the Company had completed the sale of the remaining four Fund I assets.  The Company received approximately $14.2 million in net proceeds from the sales of the Fund I assets, and the proceeds were used to reduce amounts outstanding under its credit facilities.  Upon sale, the buyer assumed a total of $292.0 million in mortgage loans, of which $82.4 million was Parkway's share.

Noncontrolling interest - real estate partnerships represents the other partners' proportionate share of equity in the partnerships discussed above at December 31, 2012. Income is allocated to noncontrolling interest based on the weighted average percentage ownership during the year.

Note G - Discontinued Operations

All current and prior period income from the following office property dispositions are included in discontinued operations for the years ended December 31, 2012, 2011 and 2010 (in thousands).

Office Property	Location	Square Feet	Date of Sale	Net Sales Price	Net Book Value of Real Estate	Gain on Sale	Impairment Loss
One Park Ten	Houston, TX	163	04/15/2010	$14,924	$6,406	$8,518	$-
2010 Dispositions		163		$14,924	$6,406	$8,518	$-
							-
233 North Michigan	Chicago, IL	1,070	05/11/2011	$156,546	$152,254	$4,292	$-
Greenbrier I & II	Hampton Roads, VA	172	07/19/2011	16,275	15,070	1,205	-
Glen Forest	Richmond, VA	81	08/16/2011	8,950	7,880	1,070	-
Tower at 1301 Gervais (1)	Columbia, SC	298	09/08/2011	18,421	18,421	-	6,147
Wells Fargo	Houston, TX	134	12/09/2011	-	-	-	11,561
Fund I Assets	Various	1,956	12/31/2011	255,725	244,467	11,258	68,513
2011 Dispositions		3,711		$455,917	$438,092	$17,825	$86,221

Falls Pointe	Atlanta, GA	107	01/06/2012	$5,824	$4,467	$1,357	$-
111 East Wacker	Chicago, IL	1,013	01/09/2012	153,240	153,237	3	19,050
Renaissance Center	Memphis, TN	189	03/01/2012	27,661	24,629	3,032	9,200
Non-Core Assets (2)	Various	1,932	Various	125,486	122,157	3,329	51,889
Overlook II	Atlanta, GA	260	04/30/2012	29,467	28,689	778	10,500
Wink	New Orleans, LA	32	06/08/2012	705	803	(98)	-
Ashford Center/ Peachtree Ridge	Atlanta, GA	321	07/01/2012	29,440	28,148	1,292	17,200
Sugar Grove	Houston, TX	124	10/23/2012	10,303	7,057	3,246	-
2012 Dispositions		3,978		$382,126	$369,187	$12,939	$107,839

(1)	During 2010 and 2011, the Company recognized non-cash impairment losses on this property of $3.4 million and $2.7 million, respectively.
(2)	During 2010 and 2011, the Company recognized non-cash impairment losses associated with these properties of $640,000 and $51.2 million, respectively.

During 2012, the Company completed its previously disclosed dispositions as part of its strategic objective of becoming a leading owner of high-quality office assets in higher growth markets in the Sunbelt region of the United States.  As previously disclosed, the Company entered into an agreement to sell its interest in 13 office properties totaling 2.7 million square feet owned by Parkway Properties Office Fund, L.P. ("Fund I") to its existing partner in the fund for a gross sales price of $344.3 million.  As of December 31, 2011, Parkway had completed the sale of 9 of these 13 assets.  During the year ended December 31, 2012, the Company completed the sale of the remaining four Fund I assets totaling 770,000 square feet.  Accordingly, income from all Fund I properties has been classified as discontinued operations for all current and prior periods.  These Fund I assets were secured by a total of $292.0 million in mortgage loans, of which $82.4 million was Parkway's share, with a weighted average interest rate of 5.6% that were assumed by the buyer upon closing.  Parkway received net proceeds from the sales of the Fund I assets of $14.2 million, which were used to reduce amounts outstanding under the Company's credit facilities.

Additionally, during the year ended December 31, 2012, the Company completed the sale of the 15 properties included in its strategic sale of a portfolio of non-core assets, for a gross sales price of $147.7 million and generating net proceeds to Parkway of approximately $94.3 million, with the buyer assuming $41.7 million in mortgage loans upon sale, of which $31.9 million was Parkway's share.  The 15 assets that were sold include five assets in Richmond, four assets in Memphis, and six assets in Jackson.  Income from these non-core assets has been classified as discontinued operations for all current and prior periods.

The Company completed the sale of four additional assets during the year ended December 31, 2012, including the sale of 111 East Wacker, a 1.0 million square foot office property located in Chicago, the Wink building, a 32,000 square foot office property in New Orleans, Louisiana, Sugar Grove, a 124,000 square foot office property in Houston, Texas, and Falls Pointe, a 107,000 square foot office property located in Atlanta and owned by Parkway Properties Office Fund II, L.P. ("Fund II") for a gross sales price of $168.8 million.  Parkway received approximately $14.8 million in net proceeds from these sales, which were used to reduce amounts outstanding under the Company's revolving credit facility and to fund subsequent acquisitions.  In connection with the sale of 111 East Wacker, the buyer assumed a $147.9 million mortgage loan upon sale.  Income from 111 East Wacker, the Wink building, Sugar Grove and Falls Pointe has been classified as discontinued operations for all current and prior periods.

The amount of revenues and expenses for these office properties reported in discontinued operations for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	Year Ended December 31
	2012	2011	2010
Statement of Operations:
Revenues
Income from office and parking properties	$13,752	$135,964	$162,057
	13,752	135,964	162,057
Expenses
Office and parking properties:
Operating expenses	6,525	61,424	69,930
Management company expense	350	288	380
Interest expense	5,199	29,794	34,693
Gain on extinguishment of debt	(1,494)	(7,635)	-
Non-cash expense on interest rate swap	(215)	2,338	-
Depreciation and amortization	933	54,628	63,815
Impairment loss	-	189,940	4,120
	11,298	330,777	172,938

Income (loss) from discontinued operations	2,454	(194,813)	(10,881)
Gain on sale of real estate from discontinued operations	12,939	17,825	8,518
Total discontinued operations per Statement of Operations	15,393	(176,988)	(2,363)
Net income (loss) attributable to noncontrolling interest from discontinued operations	(4,184)	75,836	7,221
Total discontinued operations – Parkway's Share	$11,209	$(101,152)	$4,858

Note H - Income Taxes

The Company elected to be taxed as a REIT under the Internal Revenue Code, commencing with its taxable year ended December 31, 1997.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its stockholders.  It is management's current intention to adhere to these requirements and maintain the Company's REIT status, and the Company was in compliance with all REIT requirements at December 31, 2012.  As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes currently to its stockholders.  If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through TRSs is subject to federal, state and local income taxes.

In January 1998, the Company completed its reorganization into an UPREIT structure under which substantially all of the Company's real estate assets are owned by an operating partnership, Parkway Properties LP.  Presently, substantially all interests in the Operating Partnership are owned by the Company and a wholly-owned subsidiary.  At December 31, 2012, the Company had estimated net operating loss ("NOL") carry forwards for federal income tax purposes of $160.7 million which expire at various dates beginning in 2018 through 2032. The utilization of these NOLs can cause the Company to incur a small alternative minimum tax liability.

The Company's income differs for income tax and financial reporting purposes principally because real estate owned has a different basis for tax and financial reporting purposes, producing different gains upon disposition and different amounts of annual depreciation.

The following reconciles GAAP net loss to taxable income (loss) for the years ending December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
	Estimate	Actual	Actual
GAAP net loss	$(39,395)	$(126,903)	$(2,618)
Less: Taxable REIT subsidiary GAAP net income (loss)	46,765	(9,248)	-
GAAP net income (loss) from REIT operations (1)	7,370	(136,151)	(2,618)
GAAP to tax adjustments:
Depreciation and amortization	11,035	13,969	12,784
Gains and losses from capital transactions	(109,444)	53,699	(108)
Share-based compensation expense	420	1,341	1,319
Deferred compensation distributions	(224)	(1,902)	(687)
Amortization of mortgage loan discount	30	(335)	(772)
Allowance for doubtful accounts	(792)	(761)	282
Vesting of restricted shares and dividends	(274)	(1,175)	(4,521)
Deferred revenue	(578)	(2,525)	3,242
Capitalizable acquisition costs	2,078	11,213	240
Straight line rent	(2,815)	(2,169)	(142)
Interest expense	-	2,338	-
Nontaxable dividend income	(3,346)	(1,986)	-
Other differences	215	192	(19)
Taxable income (loss) before adjustments	(96,325)	(64,252)	9,000
Less: NOL carry forward	-	-	-
Adjusted taxable income subject to 90% dividend requirement	$-	$-	$9,000

(1)	GAAP net income (loss) from REIT operations is net of amounts attributable to noncontrolling interests.

The Company has elected to treat certain consolidated subsidiaries as taxable REIT subsidiaries, which are tax paying entities for income tax purposes and are taxed separately from the Company.  Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to federal and state income tax at regular corporate tax rates.  On May 18, 2011, in connection with the combination of the Eola management company, the Company contributed the management company to a TRS wholly owned by the operating partnership.

In connection with the purchase accounting for the management company, the Company recorded an initial deferred tax liability of $14.8 million representing differences between the tax basis and GAAP basis of the acquired assets and liabilities (primarily related to the management company contracts) multiplied by the effective tax rate.  The Company was required to record these deferred tax liabilities as a result of the Management Company becoming a C corporation at the time it was acquired.  The Company's net deferred tax liabilities as of December 31, 2012 and 2011 were $2.0 million and $14.3 million, respectively.

The components of income tax expense (benefit) for the years ended December 31, 2012, 2011, and 2010 are as follows (in thousands):

	Year Ended December 31
	2012	2011	2010
Current:	Estimate	Actual	Actual
Federal	$914	$420	$1
State	202	66	1
Total Current	1,116	486	2

Deferred:
Federal	(722)	(363)	-
State	(133)	(67)	-
Total Deferred	(855)	(430)	-
Total income tax expense	$261	$56	$2

In addition to the tax expense (benefit) represented above, the Company incurred an additional tax benefit of $11.4 million associated with the non-cash impairment loss on management contracts and goodwill.  This additional tax benefit is classified as part of the impairment loss on management contracts and goodwill on the Company's Consolidated Statements of Operations and Comprehensive Loss. The income tax expense (benefit) for the years ended December 31, 2012, 2011, and 2010 is all from continuing operations.

Consolidated income (loss) subject to tax consists of pretax income or loss of taxable REIT subsidiaries.  For the year ended December 31, 2012, the Company had consolidated losses subject to tax of $41.8 million and during the year ended December 31, 2011, the Company had consolidated income subject to tax of $12.5 million.  The reconciliation of income tax attributable to continuing operations computed at the U.S. statutory rate to income tax benefit is shown below (in thousands):

	2012		2011
	Amount	Percentage	Amount	Percentage
Tax at U.S. statutory rates on consolidated income(loss) subject to tax	$150	34.0%	$4,268	34.0%
State income tax, net of federal tax benefit	40	9.0%	-	0.0%
Effect of permanent differences	37	8.5%	(3,310)	-26.3%
Excess tax basis of capitalizable transaction costs	-	0.0%	(902)	-7.2%
Other	34	7.4%	-	0.0%
Total income tax expense (benefit)	$261	58.9%	$56	0.5%

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

The following reconciles cash dividends paid with the dividends paid deduction for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
	Estimate	Actual	Actual
Cash dividends paid	$26,306	$16,472	$13,197
Less: Dividends on deferred compensation plan shares	(3)	(3)	(17)
Less: Dividends absorbed by current earnings and profits	-	-	(4,035)
Less: Return of capital	(26,303)	(16,469)	(145)
Dividends paid deduction	$-	$-	$9,000

The following characterizes distributions paid per common share for the years ended December 31, 2012, 2011 and 2010:

	2012		2011		2010
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$0.000	0.0%	$0.00	0.0%	$0.23	76.7%
Unrecaptured Section 1250 gain	0.000	0.0%	0.00	0.0%	0.06	20.0%
Return of capital	0.375	100.0%	0.30	100.0%	0.01	3.3%
	$0.375	100.0%	$0.30	100.0%	$0.30	100.0%

Note I – Share-Based and Long-Term Compensation Plans

Effective May 1, 2010, the stockholders of the Company approved Parkway's 2010 Omnibus Equity Incentive Plan (the "2010 Equity Plan") that authorized the grant of up to 600,000 equity based awards to employees and directors of the Company.   The 2010 Equity Plan has a ten-year term.

Compensation expense, including estimated forfeitures, for service-based awards is recognized over the expected vesting period.  The total compensation expense for the long-term equity incentive awards is based upon the fair value of the shares on the grant date, adjusted for estimated forfeitures.  Time-based restricted shares and deferred incentive share units are valued based on the New York Stock Exchange closing market price of Parkway common shares (NYSE:  PKY) as of the date of grant.  The grant date fair value for awards that are subject to market conditions is determined using a simulation pricing model developed to specifically accommodate the unique features of the awards.

Restricted shares and deferred incentive share units are forfeited if an employee leaves the Company before the vesting date except in the case of the employee's death or permanent disability or upon termination following a change of control. Shares and/or units that are forfeited become available for future grant under the 2010 Equity Plan.

On February 14, 2012, 21,900 long-term equity incentive awards were granted to officers of the Company.  The long-term equity incentive awards were valued at $222,000 which equates to an average price per share of $10.15 and are time-based awards.  These shares are accounted for as equity-classified awards.

The time-based awards will vest ratably over four years from the date the shares are granted.  The market condition awards are contingent on the Company meeting goals for compounded annual total return to stockholders ("TRTS") over the three year period beginning July 1, 2010.  The market condition goals are based upon (i) the Company's absolute compounded annual TRS; and (ii) the Company's absolute compounded annual TRTS relative to the compounded annual return of the MSCI US REIT ("RMS") Index calculated on a gross basis, as follows:

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

The Company also adopted a long-term cash incentive that was designed to reward significant outperformance over the three year period beginning July 1, 2010.  The performance goals for actual payment under the long-term cash incentive will require the Company to (i) achieve an absolute compounded annual TRTS that exceeds 14% AND (ii) achieve an absolute compounded annual TRS that exceeds the compounded annual return of the RMS by at least 500 basis points.  Notwithstanding the above goals, in the event the Company achieves an absolute compounded annual TRTS that exceeds 19%, then the Company must achieve an absolute compounded annual TRTS that exceeds the compounded annual return of the RMS by at least 600 basis points.  The aggregate amount of the cash incentive earned would increase with corresponding increases in the absolute compounded annual TRTS achieved by the Company.  There will be a cap on the aggregate cash incentive earned in the amount of $7.1 million.  Achievement of the maximum cash incentive would equate to an absolute compounded annual TRS that approximates 23%, provided that the absolute compounded annual TRS exceeds the compounded annual return of the RMS by at least 600 basis points.  The total compensation expense for the long-term cash incentive awards is based upon the estimated fair value of the award on the grant date and adjustment as necessary each reporting period.  The long-term cash incentive awards are accounted for as a liability-classified award on the Company's 2012 and 2011 consolidated balance sheets.  The grant date and quarterly fair value estimates for awards that are subject to a market condition are determined using a simulation pricing model developed to specifically accommodate the unique features of the awards.

At December 31, 2012, a total of 281,233 shares of restricted stock have been granted to officers of the Company.  The shares are valued at $2.3 million, which equates to an average price per share of $8.34.  The value, including estimated forfeitures, of restricted shares that vest based on service conditions will be amortized to compensation expense ratably over the vesting period for each grant of stock.  At December 31, 2012, a total of 17,760 deferred incentive share units have been granted to employees of the Company.  The deferred incentive share units are valued at $455,000, which equates to an average price per share of $25.61, and the units vest four years from grant date.  Total compensation expense related to the restricted stock and deferred incentive units of $432,000, $1.3 million and $1.3 million was recognized in 2012, 2011 and 2010, respectively.  Total compensation expense related to nonvested awards not yet recognized was $1.1 million at December 31, 2012.  The weighted average period over which this expense is expected to be recognized is approximately 1.5 years.

A summary of the Company's restricted stock and deferred incentive share unit activity is as follows:

		Weighted	Deferred	Weighted
	Restricted	Average	Incentive	Average
	Shares	Price	Share Units	Price
Outstanding at December 31, 2009	308,975	$29.94	18,055	$34.08
Issued	345,120	7.30	3,805	14.83
Vested	(152,941)	33.06	(4,355)	47.78
Forfeited	(21,224)	26.69	(1,865)	32.99
Outstanding at December 31, 2010	479,930	12.81	15,640	25.71
Issued	235,168	10.31	20,435	23.97
Vested	(99,202)	23.99	(4,930)	45.11
Forfeited	(161,826)	10.68	(3,775)	20.38
Outstanding at December 31, 2011	454,070	9.83	27,370	21.65
Issued	21,900	10.15	-	-
Vested	(56,013)	21.55	(3,030)	14.93
Forfeited	(138,724)	8.18	(6,580)	14.06
Outstanding at December 31, 2012	281,233	$8.34	17,760	$25.61

Restricted shares and deferred incentive share units vest in the following years, subject to service and market conditions:

	Time Based Awards	Market Condition Awards (1)	Total Restricted Shares	Deferred Incentive Share Units
2013	14,052	117,014	131,066	-
2014	14,048	117,017	131,065	1,490
2015	11,781	-	11,781	16,270
2016	7,321	-	7,321	-
	47,202	234,031	281,233	17,760

(1)	The market condition restricted shares will vest in the years noted above subject to achievement of the market condition goals described.

A summary of the Company's stock option activity and related information is as follows:

	1994 Stock		1991 Directors		2001 Directors
	Option Plan		Stock Option Plan		Stock Option Plan
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price
Outstanding at December 31, 2009	86,280	$31.46	-	$-	12,500	$41.63
Forfeited	(56,319)	30.28	-	-	(3,000)	38.95
Outstanding at December 31, 2010	29,961	33.69	-	-	9,500	42.47
Forfeited	(27,508)	33.51	-	-	(6,500)	44.10
Outstanding at December 31, 2011	2,453	35.70	-	-	3,000	38.95
Forfeited	(2,453)	35.70	-	-	(3,000)	38.95
Vested and Exercisable at December 31, 2012	-	$-	-	$-	-	$-

There were no stock options exercised for the years ended December 31, 2012, 2011 or 2010.  There are no stock options outstanding at December 31, 2012.

Defined Contribution Plan

Parkway maintains a 401(k) plan for its employees.  The Company makes matching contributions of 50% of the employee's contribution (limited to 10% of compensation as defined by the plan) and may also make annual discretionary contributions.  The Company's total expense for this plan was $554,000, $518,000 and $404,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Note J – Other Matters

Supplemental Profit and Loss Information

Included in operating expenses are taxes, principally property taxes, of $21.4 million, $15.6 million and $10.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Supplemental Cash Flow Information and Schedule of Non-Cash Investing and Financing Activity

	Year Ended December 31
	2012	2011	2010
	(In thousands)
Supplemental cash flow information:
Interest paid, net of amount capitalized	$36,378	$60,123	$53,352
Cash paid for income taxes	1,275	705	117
Supplemental schedule of non-cash investing
and financing activity:
Mortgage notes payable transferred
to purchaser	(254,095)	(215,285)	(8,666)
Mortgage note payable and interest payable transferred in deed in lieu of foreclosure	-	(8,601)	-
Mortgage loan issued to purchaser	-	-	(1,500)
Contingent consideration related to the
contribution of the Management Company	-	18,000	-
Restricted shares and deferred incentive share
units issued (forfeited)	(1,105)	1,110	1,949
Mortgage loan assumed in purchase	58,694	87,225	-
Shares issued in lieu of Directors' fees	263	319	285
Operating partnership units converted to common stock	18,216	-	-
Shares issued pursuant to TPG Management Services Agreement	225	-	-

Rents Receivable and Other Assets
	December 31
	2012	2011
	(In thousands)

Rents and fees receivable	$3,915	$5,001
Allowance for doubtful accounts	(1,606)	(1,812)
Straight-line rent receivable	34,205	19,183
Other receivables	2,755	14,905
Lease costs (net of accumulated amortization of
$28,049 and $21,087, respectively)	62,978	41,518
Loan costs (net of accumulated amortization of
$4,067 and $2,688, respectively)	7,183	5,160
Escrow and other deposits	7,606	16,975
Prepaid items	3,612	4,581
Investment in other assets	3,500	3,500
Other assets	543	416
	$124,691	$109,427$

Intangible Assets

The following table reflects the portion of the purchase price of office properties allocated to intangible assets, as discussed in "Note A".  The portion of purchase price allocated to below market lease value and the related accumulated amortization is reflected in the Schedule of Accounts Payable and Other Liabilities within this note.

	December 31
	2012	2011
	(In thousands)

Lease in place value	$117,383	$65,213
Accumulated amortization	(33,919)	(20,380)
Above market lease value	43,094	29,225
Accumulated amortization	(10,544)	(4,603)
Other intangibles	3,000	-
Accumulated amortization	(917)	-
Goodwill-management company	-	26,173
	$118,097	$95,628

Accounts Payable and Other Liabilities

	December 31
	2012	2011
	(In thousands)
Office property payables:
Accrued expenses and accounts payable	$13,111	$14,240
Accrued property taxes	6,868	6,465
Prepaid rents	9,488	8,393
Deferred revenues	315	447
Security deposits	4,680	3,515
Below market lease value	27,745	9,009
Accumulated amortization – below market
lease value	(5,355)	(3,966)
Capital lease obligations	57	57
Corporate payables	1,930	1,136
Contingent consideration	-	18,000
Deferred tax liability non-current	1,959	14,344
Deferred compensation plan liability	-	278
Dividends payable	-	2,711
Accrued payroll	2,980	1,985
Fair value of interest rate swaps	16,285	11,134
Interest payable	2,653	2,593
	$82,716	$90,341

Preferred Stock

In June 2003, the Company sold 2.4 million shares of 8.0% Series D Cumulative Redeemable Preferred Stock ("Series D Preferred") with net proceeds to the Company of approximately $58.0 million.  On August 12, 2010, the Company issued an additional 1.97 million shares of its Series D Preferred stock at a price of $23.757 per share, equating to a yield of 8.5% (excluding accrued dividends).  On May 18, 2011, the Company issued approximately 1.0 million additional shares of its Series D Preferred stock to an institutional investor at a price of $25.00 per share, equating to a yield of 8.0%, and the Company used the net proceeds of approximately $26.0 million to fund the combination with Eola and the Company's share of equity contributions to purchase Fund II office properties.  At December 31, 2012, the Company had a total of 5.4 million shares of Series D Preferred stock outstanding, with a $25 liquidation value per share, and the shares are redeemable at the option of the Company at any time upon proper notice.  The Series D Preferred stock has no stated maturity, sinking fund or mandatory redemption and is not convertible into any other securities of the Company.

The Company declared dividends of $2.00 per share for the Series D Preferred stock for each of the three years 2012, 2011 and 2010.

The Company's shares of Series D preferred stock are listed on the New York Stock Exchange and trade under the symbol "PKY PrD".

On May 3, 2012, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement"), by and among the Company and TPG Pantera.  Pursuant to the terms of the Purchase Agreement on June 5, 2012, the Company issued to TPG Pantera 4.3 million shares, or approximately $48.4 million, of common stock and approximately 13.5 million shares, with an initial liquidation value of $151.6 million, of newly-created, non-voting

Series E Cumulative Redeemable Convertible Preferred Stock, par value $0.001 per share (the "Series E Preferred Stock").  The Company received proceeds of approximately $200.0 million and incurred approximately $13.9 million, which were recorded as a reduction to proceeds received.  During the year ended December 31, 2012, the Company issued an additional 6,666 shares of Series E Preferred Stock and 11,733 shares of common stock to TPG Pantera in lieu of director's fees pursuant to the agreements entered into with TPG Pantera at the closing under the Purchase Agreement and paid approximately $5.0 million and $1.0 million in dividends on common stock and Series E Preferred Stock, respectively, to TPG Pantera.

At a special meeting of the Company's stockholders held on July 31, 2012, the stockholders approved among other things, the right to convert, at the option of the Company or the holders, the Series E Preferred Stock into shares of the Company's common stock.  On August 1, 2012, the Company delivered a conversion notice to TPG Pantera and all shares of Series E Preferred Stock were converted into common stock on a one-for-one basis.

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

	As of December 31, 2012		As of December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$81,856	$81,856	$75,183	$75,183

Financial Liabilities:
Mortgage notes payable	$605,889	$623,604	$752,414	$761,942
Notes payable to banks	262,000	254,215	132,322	125,494
Interest rate swap agreements	16,285	16,285	11,134	11,134

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

Note L – Equity Offerings

On May 3, 2012, the Company entered into the Purchase Agreement, by and among the Company and TPG Pantera.  Pursuant to the terms of the Purchase Agreement, on June 5, 2012, the Company issued to TPG Pantera 4.3 million shares, or approximately $48.4 million, of common stock and approximately 13.5 million shares, with an initial liquidation value of $151.6 million, of Series E Preferred Stock.  Parkway incurred approximately $13.9 million in transaction costs as it related to the issuance of equity and these were recorded as a reduction to proceeds received. During the year ended December 31, 2012, the Company issued an additional 6,666 shares of Series E Preferred Stock and 11,733 shares of common stock to TPG Pantera in lieu of director's fees and paid approximately $5.0 million and $1.0 million in dividends on common stock and Series E Preferred Stock, respectively, to TPG Pantera.

At a special meeting of stockholders held on July 31, 2012, the stockholders approved, among other things, the right to convert, at the option of the Company or the holders, shares of the Series E Preferred Stock into shares of the Company's common stock. On August 1, 2012, the Company delivered a conversion notice to TPG Pantera and all shares of Series E Preferred Stock were converted into common stock on a one-for-one basis.

On December 10, 2012, the Company completed a public offering of 13.5 million shares of its common stock, plus an additional 1.2 million shares of its common stock issued and sold pursuant to the exercise of the underwriters' option to purchase additional shares in full, at the public offering price of $13.00 per share.  The net proceeds from the offering, after deducting the underwriting discount and offering expenses, were approximately $184.8 million.  The Company used a significant portion of the proceeds of the offering to fund its recent acquisitions.

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

The following reflects net income (loss) attributable to common stockholders for office properties and total consolidated entities for the years ending December 31, 2012, 2011 and 2010.  Amounts presented as "Unallocated and Other" represent primarily income and expense associated with providing management services, corporate general and administration expense, interest expense on unsecured credit facility and preferred dividends.

	At or for the year ended December 31, 2012
	Office	Unallocated
	Properties	and Other	Consolidated
	(in thousands)

Income from office and parking properties (a)	$206,739	$-	$206,739
Management company income	-	19,778	19,778
Property operating expenses (b)	(80,748)	-	(80,748)
Depreciation and amortization	(81,537)	-	(81,537)
Management company expenses	-	(17,237)	(17,237)
Income tax expense	-	(261)	(261)
General and administrative expenses	-	(16,420)	(16,420)
Acquisition costs	(2,791)	-	(2,791)
Interest and other income	-	272	272
Interest expense (c)	(31,394)	(3,940)	(35,334)
Adjustment for noncontrolling interest-unit holders	-	269	269
Adjustment for noncontrolling interest-real estate partnerships	3,317	-	3,317
Income from discontinued operations	2,454	-	2,454
Impairment loss on real estate	(9,200)	-	(9,200)
Impairment loss on management contracts and goodwill	-	(41,967)	(41,967)
Gain on sale of real estate from discontinued operations	12,939	-	12,939
Gain on sale of real estate and other assets	48	500	548
Change in fair value of contingent consideration	-	(216)	(216)
Dividends on preferred stock	-	(10,843)	(10,843)
Dividends on convertible preferred stock	-	(1,011)	(1,011)
Net income (loss) attributable to common stockholders	$19,827	$(71,076)	$(51,249)

Total assets	$1,832,493	$74,118	$1,906,611

Office and parking properties	$1,562,717	$-	$1,562,717

Capital expenditures (d)	$37,506	$-	$37,506

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

(d) Capital expenditures include building improvements, tenant improvements and leasing costs.

	At or for the year ended December 31, 2011
	Office	Unallocated
	Properties	and Other	Consolidated
	(in thousands)

Income from office and parking properties (a)	$147,290	$-	$147,290
Management company income	-	16,896	16,896
Property operating expenses (b)	(60,733)	-	(60,733)
Depreciation and amortization	(56,522)	-	(56,522)
Management company expenses	-	(13,337)	(13,337)
Income tax expense	-	(56)	(56)
General and administrative expenses	-	(18,805)	(18,805)
Acquisition costs	(1,225)	(15,994)	(17,219)
Interest and other income	-	938	938
Equity in earnings of unconsolidated joint ventures	57	-	57
Interest expense (c)	(24,888)	(6,724)	(31,612)
Adjustment for noncontrolling interest – unit holders	-	(5)	(5)
Adjustment for noncontrolling interest – real estate partnerships	85,105	-	85,105
Loss from discontinued operation	(194,813)	-	(194,813)
Impairment loss on real estate	(6,420)	-	(6,420)
Impairment loss on mortgage loan receivable	-	(9,235)	(9,235)
Gain on sale of real estate from discontinued operations	17,825	-	17,825
Gain on sale of real estate	743	-	743
Change in fair value of contingent consideration	-	13,000	13,000
Dividends on preferred stock	-	(10,052)	(10,052)
Net loss attributable to common stockholders	$(93,581)	$(43,374)	$(136,955)

Total assets	$1,532,803	$103,508	$1,636,311

Office and parking properties	$921,937	$-	$921,937

Assets held for sale	$382,789	$-	$382,789

Capital expenditures (d)	$58,758	$-	$58,758

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

(d) Capital expenditures include building improvements, tenant improvements and leasing costs.

	At or for the year ended December 31, 2010
	Office	Unallocated
	Properties	and Other	Consolidated
	(in thousands)

Income from office and parking properties (a)	$93,548	$-	$93,548
Management company income	-	1,652	1,652
Property operating expenses (b)	(40,408)	-	(40,408)
Depreciation and amortization	(28,496)	-	(28,496)
Management company expenses	-	(2,756)	(2,756)
Income tax expense	-	(2)	(2)
General and administrative expenses	-	(15,318)	(15,318)
Acquisition costs	(846)	-	(846)
Interest and other income	-	1,487	1,487
Equity in earnings of unconsolidated joint ventures	326	-	326
Interest expense (c)	(14,255)	(6,016)	(20,271)
Adjustment for noncontrolling interest – real estate partnerships	10,789	-	10,789
Loss from discontinued operations	(10,881)	-	(10,881)
Gain on sale of real estate from discontinued operations	8,518	-	8,518
Gain on sale of real estate	40	-	40
Dividends on preferred stock	-	(6,325)	(6,325)
Net income (loss) attributable to common stockholders	$18,335	$(27,278)	$(8,943)

Total assets	$1,590,545	$13,137	$1,603,682

Office and parking properties	$1,389,767	$-	$1,389,767

Capital expenditures (d)	$49,760	$-	$49,760

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

Note N - Selected Quarterly Financial Data (Unaudited):

Summarized quarterly financial data for the years ended December 31, 2012 and 2011 are as follows (in thousands, except per share data):
	2012
	First	Second	Third	Fourth

Revenues (other than gains)	$50,797	$54,605	$59,589	$61,526
Expenses	(45,130)	(47,523)	(51,136)	(106,327)
Operating income (loss)	5,667	7,082	8,453	(44,801)
Interest and other income	97	44	64	67
Interest expense	(9,244)	(8,536)	(8,521)	(9,033)
Gain on sale of real estate and other assets	-	-	548	-
Income tax (expense) benefit	(161)	11	7	(118)
Income (loss) from continuing operations	(3,641)	(1,399)	551	(53,885)
Income (loss) from discontinued operations	3,393	(524)	(330)	(85)
Gain on sale of real estate from discontinued operations	5,575	3,197	995	3,172
Net income (loss)	5,327	1,274	1,216	(50,798)
Noncontrolling interests	(622)	1,499	913	1,796
Net income (loss) attributable to Parkway Properties, Inc.	4,705	2,773	2,129	(49,002)
Dividends on preferred stock	(2,711)	(3,721)	(2,711)	(2,711)
Net income (loss) attributable to common stockholders	$1,994	$(948)	$(582)	$(51,713)

Net income (loss) per common share:
Basic:
Loss from continuing operations attributable to
Parkway Properties, Inc.	$(0.17)	$(0.14)	$(0.02)	$(1.23)
Discontinued operations	0.26	0.10	-	0.07
Basic net income (loss) attributable to Parkway Properties, Inc.	$0.09	$(0.04)	$(0.02)	$(1.16)
Dividends per common share	$0.075	$0.075	$0.1125	$0.1125
Diluted:
Loss from continuing operations attributable to
Parkway Properties, Inc.	$(0.17)	$(0.14)	$(0.02)	$(1.23)
Discontinued operations	0.26	0.10	-	0.07
Diluted net income (loss) attributable to Parkway Properties, Inc.	$0.09	$(0.04)	$(0.02)	$(1.16)
Weighted average shares outstanding:
Basic	21,568	23,440	36,487	44,476
Diluted	21,568	21,440	36,387	44,476

	2011
	First	Second	Third	Fourth
Revenues (other than gains)	$27,727	$38,638	$48,365	$49,457
Expenses	(26,679)	(47,155)	(41,548)	(53,890)
Operating income (loss)	1,048	(8,517)	6,817	(4,433)
Interest and other income	324	437	87	90
Interest expense	(6,408)	(7,668)	(8,876)	(8,660)
Equity in earnings (loss) of unconsolidated joint ventures	35	44	(14)	(8)
Gain on sale of real estate	-	-	743	-
Income tax (expense) benefit	-	(224)	174	(6)
Loss from continuing operations	(5,001)	(15,928)	(1,069)	(13,017)
Loss from discontinued operations	(2,790)	(3,965)	(131,780)	(56,279)
Gain on sale of real estate from discontinued operations	-	4,292	2,275	11,258
Net loss	(7,791)	(15,601)	(130,574)	(58,038)
Noncontrolling interests	3,196	3,371	77,547	986
Net loss attributable to Parkway Properties, Inc.	(4,595)	(12,230)	(53,027)	(57,052)
Dividends on preferred stock	(2,187)	(2,443)	(2,711)	(2,711)

Net loss available to common stockholders	$(6,782)	$(14,673)	$(55,738)	$(59,763)

Net income per common share:
Basic:
Loss from continuing operations attributable to
Parkway Properties, Inc.	$(0.27)	$(0.78)	$(0.03)	$(0.59)
Discontinued operations	(0.05)	0.10	(2.57)	(2.18)
Basic net loss attributable to Parkway Properties, Inc.	$(0.32)	$(0.68)	$(2.59)	$(2.77)
Dividends per common share	$0.075	$0.075	$0.075	$0.075
Diluted:
Loss from continuing operations attributable to
Parkway Properties, Inc.	$(0.27)	$(0.78)	$(0.03)	$(0.59)
Discontinued operations	(0.05)	0.10	(2.57)	(2.18)
Diluted net loss attributable to Parkway Properties, Inc.	$(0.32)	$(0.68)	$(2.59)	$(2.77)
Weighted average shares outstanding:
Basic	21,476	21,489	21,502	21,541
Diluted	21,476	21,489	21,502	21,541

SCHEDULE II – VALUATIONS AND QUALIFYING ACCOUNTS
(In thousands)

	Balance	Additions	Deductions	Balance
	Beginning	Charged to	Written Off as	End
Description	of Year	Cost & Expenses	Uncollectible	of Year

Allowance for Doubtful Accounts:
Year Ended:
December 31, 2012	$1,812	$795	$(1,001)	$1,606
December 31, 2011	2,810	1,351	(2,349)	1,812
December 31, 2010	2,951	1,223	(1,364)	2,810

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2012 (In thousands)

		Initial Cost to the Company		Subsequent
			Building and	Capitalized	Total
Description	Encumbrances	Land	Improvements	Costs	Real Estate
Office and Parking Properties:
Arizona
Hayden Ferry Lakeside I	$22,000	$2,871	$30,430	$5,565	$38,866
Hayden Ferry Lakeside II	48,125	3,612	69,248	4,301	77,161
Hayden Ferry Lakeside III, IV, and V	-	9,046	8,561	405	18,012
Squaw Peak Corporate Center	-	5,800	35,144	6,966	47,910
Mesa Corporate Center	-	3,353	15,243	1,290	19,886
Tempe Gateway	-	6,937	46,170	6,164	59,271
Florida
Hillsboro Center V	9,412	1,325	12,249	3,655	17,229
Hillsboro Center I-IV	6,417	1,129	7,734	2,837	11,700
245 Riverside	9,250	6,556	8,050	1,305	15,911
Stein Mart Building	11,517	1,653	16,636	4,932	23,221
Riverplace South	-	2,316	5,412	2,938	10,666
Westshore Corporate Center	15,646	-	17,532	2,219	19,751
Bank of America Center	33,875	8,882	38,598	7,204	54,684
Citrus Center	22,034	4,000	26,712	7,243	37,955
Corporate Center Four at International Plaza	22,500	-	31,775	7,803	39,578
Cypress Center I – III	12,088	4,710	12,180	4,169	21,059
The Pointe	23,500	5,293	30,836	4,518	40,647
Georgia
Lakewood II	-	1,195	575	1,216	2,986
3344 Peachtree	84,733	7,472	127,583	10,468	145,523
Two Ravinia Drive	22,100	3,187	32,948	7,493	43,628
Waterstone	-	859	7,207	1,538	9,604
Meridian	-	994	9,547	3,467	14,008
Peachtree Dunwoody Pavilion	26,953	9,373	24,579	7,922	41,874
Capital City Plaza	33,489	3,625	57,218	4,796	65,639
Mississippi
City Centre	-	267	1,676	5,949	7,892
North Carolina
Carmel Crossing	10,000	4,541	13,340	4,430	22,311
Hearst Tower	-	4,417	200,287	19,923	224,627
525 North Tryon	-	5,108	34,103	6,422	45,633
NASCAR Plaza	42,977	-	76,790	10,560	87,350
Pennsylvania
Two Liberty Place	90,200	32,587	97,593	17,140	147,320
South Carolina
Atrium at Stoneridge	-	155	1,388	1,739	3,282
Tennessee
Morgan Keegan Tower	10,419	-	18,588	4,236	22,824
Bank of America Plaza	-	1,464	28,712	11,700	41,876
Texas
400 North Belt	-	419	10,021	3,841	14,281
Woodbranch	-	303	3,805	2,931	7,039
Honeywell	-	856	15,235	4,360	20,451
Schlumberger	-	1,013	11,102	4,629	16,744
One Commerce Green	17,968	489	37,307	5,751	43,547
Comerica Bank Building	12,834	1,921	21,222	3,526	26,669
550 Greens Parkway	-	1,006	8,061	440	9,507
5300 Memorial Building	11,387	682	11,744	3,643	16,069
Town and Country	6,465	436	8,205	4,170	12,811
Phoenix Tower	-	9,187	98,147	8,230	115,564
Total Real Estate Owned	$605,889	$159,039	$1,369,493	$234,034	$1,762,566

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued) DECEMBER 31, 2012 (In thousands)

	Gross Amount at Which
	Carried at Close of Period
		Bldg. and		Accum.	Net Book Value	Year	Year	Depreciable
Description	Land	Imprv.	Total	Depr.	of Real Estate	Acquired	Constructed	Lives (Yrs.)
Office and Parking Properties:
Arizona
Hayden Ferry Lakeside I	$2,871	$35,995	$38,866	$2,443	$36,423	2011	2002	(3)
Hayden Ferry Lakeside II	3,612	73,549	77,161	2,617	74,544	2012	2007	(3)
Hayden Ferry Lakeside III, IV, and V	9,046	8,966	18,012	90	17,922	2012	2007	(3)
Squaw Peak Corporate Center	5,800	42,110	47,910	11,007	36,903	2004	1999/2000	(3)
Mesa Corporate Center	3,353	16,533	19,886	3,636	16,250	2005	2000	(3)
Tempe Gateway	6,937	52,334	59,271	2	59,269	2012	2009	(3)
Florida
Hillsboro Center V	1,325	15,904	17,229	6,611	10,618	1998	1985	(3)
Hillsboro Center I-IV	1,129	10,571	11,700	4,083	7,617	1998	1985	(3)
245 Riverside	6,556	9,355	15,911	601	15,310	2011	2003	(3)
Stein Mart Building	1,653	21,568	23,221	6,270	16,951	2005	1985	(3)
Riverplace South	2,316	8,350	10,666	2,924	7,742	2005	1981	(3)
Westshore Corporate Center	-	19,751	19,751	161	19,590	2012	1988	(3)
Bank of America Center	8,882	45,802	54,684	3,311	51,373	2011	1987	(3)
Citrus Center	4,000	33,955	37,955	10,170	27,785	2003	1971	(3)
Corporate Center Four at International Plaza	-	39,578	39,578	2,897	36,681	2011	2008	(3)
Cypress Center I – III	4,710	16,349	21,059	2,183	18,876	2011	1982	(3)
The Pointe	5,293	35,354	40,647	1,540	39,107	2012	1982	(3)
Georgia
Lakewood II	1,195	1,791	2,986	193	2,793	2010	1986	(3)
3344 Peachtree	7,472	138,051	145,523	9,232	136,291	2011	2008	(3)
Two Ravinia Drive	3,187	40,441	43,628	3,154	40,474	2011	1987	(3)
Waterstone	859	8,745	9,604	3,967	5,637	1995	1987	(3)
Meridian	994	13,014	14,008	5,762	8,246	1997	1985	(3)
Peachtree Dunwoody Pavilion	9,373	32,501	41,874	8,236	33,638	2003	1976/1980	(3)
Capital City Plaza	3,625	62,014	65,639	14,614	51,025	2004	1989	(3)
Mississippi
City Centre	267	7,625	7,892	-	7,892	1995	(2) 1987/2005	(3)
North Carolina
Carmel Crossing	4,541	17,770	22,311	2,386	19,925	2010	1995	(3)
Hearst Tower	4,417	220,210	224,627	4,614	220,013	2012	2002	(3)
525 North Tryon	5,108	40,525	45,633	188	45,445	2012	1998	(3)
NASCAR Plaza	-	87,350	87,350	2	87,348	2012	2009	(3)
Pennsylvania
Two Liberty Place	32,587	114,733	147,320	8,144	139,176	2011	1990	(3)
South Carolina
Atrium at Stoneridge	155	3,127	3,282	1,086	2,196	1998	1986	(3)
Tennessee
Morgan Keegan Tower	-	22,824	22,824	826	21,998	1997	1985	(3)
Bank of America Plaza	1,464	40,412	41,876	14,407	27,469	2001	1977	(3)
Texas
400 North Belt	419	13,862	14,281	5,162	9,119	1996	1982	(3)
Woodbranch	303	6,736	7,039	3,179	3,860	1996	1982	(3)
Honeywell	856	19,595	20,451	7,093	13,358	1997	1983	(3)
Schlumberger	1,013	15,731	16,744	7,747	8,997	1998	1983	(3)
One Commerce Green	489	43,058	43,547	17,871	25,676	1998	1983	(3)
Comerica Bank Building	1,921	24,748	26,669	9,765	16,904	1998	1983	(3)
550 Greens Parkway	1,006	8,501	9,507	2,632	6,875	2001	1999	(3)
5300 Memorial Building	682	15,387	16,069	5,152	10,917	2002	1982	(3)
Town and Country	436	12,375	12,811	3,889	8,922	2002	1982	(3)
Phoenix Tower	9,187	106,377	115,564	2	115,562	2012	1984/2011	(3)
Total Real Estate Owned	$159,039	$1,603,527	$1,762,566	$199,849	$1,562,717
(1) The aggregate cost for federal income tax purposes was approximately $2.4 billion (unaudited).
(2)The dates of major renovations.
(3)Depreciation of buildings and improvements is calculated over lives ranging from the life of the lease to 40 years.

NOTE TO SCHEDULE III
At December 31, 2012, 2011 and 2010
(In thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

	December 31
	2012	2011	2010
Real Estate:
Office and Parking Properties:
Balance at beginning of year	$1,084,060	$1,755,919	1,738,649
Additions:
Acquisitions and improvements	710,642	535,249	64,968
Impairment on land held for development	-	(609)	-
Real estate sold, disposed, impaired or held for sale	(32,136)	(1,206,499)	(47,698)
Balance at close of year	$1,762,566	$1,084,060	1,755,919

Accumulated Depreciation
Balance at beginning of year	$162,123	$366,152	$336,759
Depreciation expense	50,421	32,971	19,859
Depreciation expense - discontinued operations	316	43,578	47,788
Real estate sold, disposed, impaired or held for sale	(13,011)	(280,578)	(38,254)
Balance at close of year	$199,849	$162,123	$366,152

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2012
(In thousands)
							Principal
							Amount of
		Final	Periodic		Face	Carrying	Loan Subject to
	Interest	Maturity	Payment	Prior	Amount of	Amount of	Delinquent Principal
Description	Rate	Date	Term	Liens	Mortgage	Mortgage	and Interest
2100 Ross Avenue (1)	6.1%	May 2012	Interest only (2)	None	$10,000	$-	$-
One Park Ten	7.3%	June 2012	Interest only (3)	None	1,500	-	-

(1) This is a B participation piece of a first mortgage secured by an 844,000 square foot office building in Dallas, Texas. Parkway recorded a non-cash impairment loss of $9.2 million during 2011. During third quarter 2012, Parkway received a $500,000 payment which was classified as a recovery of losses on mortgage loan receivable. The Company's original cash investment in the loan was $6.9 million and was purchased in November 2007.

(2) The note requires interest only payments until maturity, at which time a principal payment of $10.0 million will be due.
(3) The note requires interest only payments until maturity, at which time a principal payment of $1.5 million will be due.

NOTE TO SCHEDULE IV At December 31, 2012, 2011 and 2010 (In thousands)

	December 31
	2012	2011	2010
Balance at beginning of year	$1,500	$10,336	$8,126
Additions:
New mortgage loan	-	-	1,500
Amortization of discount	-	399	710
Deductions:
Mortgage loan payment	(1,500)	-	-
Impairment loss	-	(9,235)	-
Balance at end of year	$-	$1,500	$10,336

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at December 31, 2012.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2012.  There were no changes in our internal control over financial reporting during the fourth quarter of 2012 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the financial statement preparation and presentation.

Management's Report on Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2012.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on our assessment we have concluded that, at December 31, 2012, our internal control over financial reporting is effective based on those criteria.  Our independent registered public accounting firm, Ernst & Young LLP, has provided an audit report on the Company's internal control over financial reporting at December 31, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
PARKWAY PROPERTIES, INC.:

We have audited Parkway Properties, Inc. and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Parkway Properties, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Parkway Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2012, and the related consolidated statements of operations and comprehensive loss, changes in equity and cash flows for the year ended December 31, 2012, of Parkway Properties, Inc. and subsidiaries and our report dated March 6, 2013, expressed an unqualified opinion thereon.

                                                   /s/ Ernst & Young LLP

Houston, Texas
March 6, 2013

Item 9B.  Other Information.

None.
PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information regarding directors is incorporated herein by reference from the section entitled Corporate Governance and Board Matters – Director Qualifications and Biographical Information." in the Company's definitive Proxy Statement ("2013 Proxy Statement") to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the Company's Annual Meeting of Stockholders to be held on May 16, 2013.  The 2013 Proxy Statement will be filed within 120 days after the end of the Company's fiscal year ended December 31, 2012.

The information regarding executive officers is incorporated herein by reference from the section entitled "Executive Officers "in the Company's 2013 Proxy Statement.

The information regarding family relationships between directors, executive officers and person nominated or chosen to be a director or officer is incorporated herein by reference from the section entitled " Certain Transactions and Relationships – Family Relationships" in the Company's 2013 Proxy Statement.

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the section entitled "Ownership of Company Stock – Section 16(a) Beneficial Ownership Reporting Compliance "in the Company's 2013 Proxy Statement.

Information regarding the Company's code of business conduct and ethics found in the subsection captioned "Available Information" in Item 1 of Part I hereof is also incorporated herein by reference into this Item 10.

The information regarding the Company's audit committee, its members and the audit committee financial experts is incorporated by reference herein from the second paragraph in the section entitled "Corporate Governance and Board Matters – Committees and Meeting Data" in the Company's 2013 Proxy Statement.

Item 11.  Executive Compensation.

The information included under the following captions in the Company's 2013 Proxy Statement is incorporated herein by reference: "Compensation of Executive Officers," "Corporate Governance and Board Matters – Compensation of Directors" and "Corporate Governance and Board Matters – Compensation Committee Interlocks and Insider Participation." The information included under the heading "Compensation of Executive Officers – Compensation Committee Report" in the Company's 2012 Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the sections entitled "Ownership of Company Stock – Security Ownership of Certain Beneficial Owners" and "Ownership of Company Stock – Security Ownership of Management" in the Company's 2012 Proxy Statement.

Equity Compensation Plans

The following table sets forth the securities authorized for issuance under Parkway's equity compensation plans at December 31, 2012:
(c)
Number of securities
remaining available for
	(a)	(b)	future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a))
Equity compensation plans
approved by security
holders	17,760	$0.00	354,088

Equity compensation plans
not approved by security
holders	-	-	-

Total	17,760	$0.00	354,088

On December 19, 2012, our Board adopted the Parkway Properties, Inc. and Parkway Properties LP 2013 Omnibus Equity Incentive Plan (the "Plan"), subject to approval by our stockholders within 12 months of our Board's approval and adoption of the Plan, or December 19, 2013. Except with respect to awards granted to non-employee directors, the Compensation Committee of our Board (the "Committee") has the authority to administer the Plan.  The Plan authorizes the Committee or our Board, where applicable, to grant stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units ("RSUs"), dividend equivalents, profits interest units ("LTIP units") and other stock-based awards. Our employees, non-employee directors and consultants are eligible to receive awards under the Plan.  The aggregate number of shares of common stock available for awards pursuant to the Plan is 3,250,000, including a maximum of 2,000,000 shares that may be granted pursuant to stock options or stock appreciation rights and a maximum of 1,250,000 shares that may be granted pursuant to other awards.

On March 2, 2013, the Committee approved the grant of stock options, LTIP units and RSUs under the Plan to each of our named executive officers as follows: James R. Heistand - 950,000 stock options, 45,600 LTIP units and 30,400 RSUs; David O'Reilly - 450,000 stock options, 24,000 LTIP units and 16,000 RSUs; and Henry F. Pratt, III – 125,000 stock options, 14,941 LTIP units and 9,960 RSUs. Each stock option and RSU award will vest in increments of 25% per year on each of the first, second, third and fourth anniversaries of the grant date, subject to the executive's continued service.  Each LTIP unit will vest based on the attainment of total stockholder return targets during the performance period running from March 2, 2013 to March 1, 2016, subject to the executive's continued service.  If our stockholders do not approve the Plan by December 19, 2013, the grants automatically will terminate and be forfeited.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information regarding transactions with related persons and director independence is incorporated herein by reference from the sections entitled "Corporate Governance and Board Matters – Independence" and "Certain Transactions and Relationships" in the Company's 2013 Proxy Statement.

Item 14.  Principal Accountant Fees and Services.

The information regarding principal auditor fees and services and the audit committee's pre-approval policies are incorporated herein by reference from the section entitled "Audit Committee Matters – Policy for Pre-Approval of Audit and Permitted Non Audit Services" and "Audit Committee Matter – Auditor Fees and Services" in the Company's 2013 Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)    1          Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets at December 31, 2012 and 2011
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Changes in Equity for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
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
2.1
Contribution Agreement dated as of April 10, 2011 by and among Eola Capital LLC, Eola Office Partners LLC, Banyan Street Office Holdings LLC, and the members that are parties thereto on one hand, and Parkway Properties, Inc. and Parkway Properties LP on the other hand (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed April 13 2011).

3.1	Articles of Incorporation, as amended, of the Company (incorporated by reference to Exhibit B to the Company's proxy material for its July 18, 1996 Annual Meeting).
3.2	Articles of Amendment to the Articles of Incorporation, as amended, of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed August 7, 2012).
3.3	Bylaws of the Company, as amended through August 5, 2010 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on August 6, 2010).
3.4	Articles Supplementary creating the Company's 8.00% Series D Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4 to the Company's Form 8-A filed May 29, 2003).
3.5
Articles Supplementary reclassifying and designating an additional 1,974,896 shares of common stock as 8.00% Series D Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3 to the Company's Form 8-K filed August 12, 2010).

3.6
Articles Supplementary reclassifying and designating an additional 1,046,400 shares of common stock as 8.00% Series D Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3 to the Company's Form 8-K filed May 18, 2011).

3.7
Articles Supplementary Reclassifying 16,000,000 Shares of Common Stock into Series E Convertible Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed June 5, 2012).

3.8
Articles Supplementary Reclassifying 16,000,000 Shares of Series E Convertible Cumulative Redeemable Preferred Stock into Common Stock (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed November 16, 2012).

10	Material Contracts:
10.1	Amended and Restated Agreement of Limited Partnership of Parkway Properties LP (incorporated by reference to Exhibit 99(a) to the Company's Form 8-K filed July 15, 1998).
10.2
Amendment to Exhibit A dated February 28, 2012 of the Amended and Restated Agreement of Limited Partnership of Parkway Properties LP (incorporated by reference to Exhibit 10.2 to the Company's Form 10-K for the year ended December 31, 2011).

10.3
Amendment to Exhibit A dated June 5, 2012 of the Amended and Restated Agreement of Limited Partnership of Parkway Properties LP (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed June 6, 2012).

10.4
Limited Partnership Agreement of Parkway Properties Office Fund II, L.P. by and among PPOF II, LLC, Parkway Properties, LP and Teacher Retirement System of Texas (incorporated by reference to Exhibit 10 to the Company's Form 8-K filed May 19, 2008).

10.5
First Amendment to Limited Partnership Agreement of Parkway Properties Office Fund II, L.P. dated April 10, 2011 (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed April 14, 2011).

10.6
Second Amendment to Limited Partnership Agreement of Parkway Properties Office Fund II, L.P. dated August 8, 2012 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended September 30, 2012).

10.7
Credit Agreement by and among Parkway Properties LP, a Delaware limited partnership; Parkway Properties, Inc., a Maryland corporation; Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners; Wells Fargo Bank, N.A., as Administration Agent; JPMorgan Chase Bank, N.A., as Syndication Agent; PNC Bank, N.A., Bank of America, N.A., and U.S. Bank, N.A., as Documentation Agents; and the Lenders dated January 31, 2011 (incorporated by reference to Exhibit 10 to the Company's Form 8-K filed January 31, 2011).

10.8
First Amendment to Credit Agreement by and among Parkway Properties LP, a Delaware limited partnership; Parkway Properties, Inc., a Maryland corporation; Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners; Wells Fargo Bank, N.A., as Administration Agent; JPMorgan Chase Bank, N.A., as Syndication Agent; PNC Bank, N.A., Bank of America, N.A., and U.S. Bank, N.A., as Documentation Agents; and the Lenders dated July 6, 2011 (incorporated by reference to Exhibit 10.9 to the Company's Form 10-Q for the quarter ended June 30, 2011).

10.9
Second Amendment to Credit Agreement by and among Parkway Properties LP, a Delaware limited partnership; Parkway Properties, Inc., a Maryland corporation; Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners; Wells Fargo Bank, N.A., as Administration Agent; JPMorgan Chase Bank, N.A., as Syndication Agent; PNC Bank, N.A., Bank of America, N.A., and U.S. Bank, N.A., as Documentation Agents; and the Lenders dated September 20, 2011 (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed September 23, 2011).

10.10
Master Transaction Agreement dated as of April 10, 2011 by and among Eola Capital LLC, Eola Office Partners LLC, the individuals listed on the signature pages thereto on one hand and Parkway Properties, Inc. and Parkway Properties LP on the other hand (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed April 14, 2011).

10.12
Purchase and Sale Agreement dated as of May 5, 2011 by and between Parkway 233 North Michigan, LLC, a Delaware limited liability company, Parkway Properties, LP, a Delaware limited partnership and HUB Properties Trust, a Maryland real estate investment trust (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed May 9, 2011).

10.13
Purchase and Sale Agreement dated as of August 19, 2011 by and between 111 East Wacker, LLC, a Delaware limited liability company, and HUB Properties Trust, a Maryland real estate investment trust (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed September 23, 2011).

10.14
First Amendment to Purchase and Sale Agreement dated as of September 21, 2011 by and between 111 East Wacker, LLC, a Delaware limited liability company, and HUB Properties Trust, a Maryland real estate investment trust (incorporated by reference to Exhibit 2.2 to the Company's Form 8-K filed September 23, 2011).

10.15
Second Amendment to Purchase and Sale Agreement dated as of September 22, 2011 by and between 111 East Wacker, LLC, a Delaware limited liability company, and HUB Properties Trust, a Maryland real estate investment trust (incorporated by reference to Exhibit 2.3 to the Company's Form 8-K filed September 23, 2011).]

10.16
Comprehensive Amendment Agreement dated as of December 30, 2011 by and among Parkway Properties, Inc., Parkway Properties LP, Banyan Street Office Holdings LLC, Rodolfo Prio Touzet, James R. Heistand, Henry F. Pratt, III, Kyle Burd, Scott Francis, Troy M. Cox, Lorri Dunne, David O'Reilly and James Gray (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed January 5, 2012).

10.17
Form of Purchase and Sale Agreement by and between Parkway Properties LP, a Delaware limited liability company, and applicable subsidiaries and Hertz Acquisitions Group, LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.3 to the Company's Form 8-K filed January 5, 2012).

10.18
Amended and Restated Credit Agreement by and among Parkway Properties LP, a Delaware limited partnership; Parkway Properties, Inc., a Maryland corporation; Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Bookrunners; Wells Fargo Bank, National Association, as Administration Agent; Bank of America, N.A., as Syndication Agent; PNC Bank, National Association, Royal Bank of Canada, and KeyBank National Association, as Documentation Agents; and the Lenders dated March 30, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed April 5, 2012).

10.19
First Amendment to Credit Agreement, dated as of June 4, 2012, by and among the Company, Parkway Properties LP, Wells Fargo Bank, National Association, and the other lenders party thereto (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed June 6, 2012).

10.20
Second Amendment to Amended and Restated Credit Agreement by and among Parkway Properties LP, a Delaware limited partnership; Parkway Properties, Inc., a Maryland corporation; with Wells Fargo Bank, National Association, as Administrative Agent; and the Lenders dated September 28, 2012 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed October 1, 2012).

10.21
Purchase and Sale Agreement dated as of April 30, 2012 by and between 214 North Tryon, LLC and Parkway Properties LP (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed June 11, 2012)

10.22
Securities Purchase Agreement dated as of May 3, 2012, by and between Parkway Properties, Inc. and TPG VI Pantera Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed May 7, 2012).

10.23
Stockholders Agreement, dated as of June 5, 2012, by and among Parkway Properties, Inc., TPG VI Pantera Holdings, L.P. and TPG VI Management, LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 6, 2012).

10.24
Amendment No. 1 to Stockholders Agreement, dated December 3, 2012, by and between Parkway Properties, Inc. and TPG VI Pantera Holdings, L.P. (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed December 3, 2012).

10.25
Management Services Agreement dated as of June 5, 2012, by and between Parkway Properties, Inc. and TPG VI Management, LLC (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed June 6, 2012).

10.26	Heistand Letter Agreement dated June 5, 2012, by and between the Company and James R. Heistand (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed June 6, 2012).
10.27
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

10.28
Purchase and Sale Agreement, dated as of October 31, 2012, by and between 550 South Caldwell Investors, LLC, as Seller, and Parkway 550 South Caldwell, LLC, as Purchaser (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed November 1, 2012).

10.29
Purchase and Sale Agreement, dated as of December 3, 2012, by and between FSP Phoenix Tower Limited Partnership, as Seller, and PKY 3200 SW Freeway, LLC, as Purchaser (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed December 3, 2012).

10.30
Purchase and Sale Agreement, dated as of January 21, 2013, by and between FDG Mezzanine A LLC and Flagler Development Company LLC, as Sellers, and Parkway Properties, LP, as Purchaser (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed January 23, 2013).

10.31
First Amendment to Purchase and Sale Agreement, dated as of January 31, 2013, by and between FDG Mezzanine A LLC and Flagler Development Company LLC, as Sellers, and Parkway Properties, LP, as Purchaser (filed herewith)

10.32*	Consulting Agreement dated January 28, 2013 by and between Parkway Properties, Inc. and Mandy M. Pope (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed January 29, 2013).
10.33*	Parkway Properties, Inc. 1994 Stock Option and Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company's proxy material for its June 3, 1999 Annual Meeting).
10.34*	Parkway Properties, Inc. 2001 Non-employee Directors Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.5 to the Company's Form 10-K for the year ended December 31, 2006).
10.35*	Parkway Properties, Inc. 2003 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.6 to the Company's Form 10-K for the year ended December 31, 2006).
10.36*	Parkway Properties, Inc. Amended and Restated 2010 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed May 18, 2010)
10.37*	Parkway Properties, Inc. 2006 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed August 24, 2006).
10.38*	Adoption Agreement for the Executive Nonqualified Excess Plan (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K for the year ended December 31, 2006).
10.39*
Appendix to Adoption Agreement for Parkway Properties, Inc. Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.26 to the Company's Form 10-K for the year ended December 31, 2006).

10.40*	Form of Incentive Restricted Share Agreement for Time-Based Awards (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed June 29, 2006).
10.41*	Form of Incentive Restricted Share Agreement for 2009 Long-Term Equity Compensation Program (incorporated by reference to Exhibit 10 to the Company's Form 8-K filed February 4, 2009).
10.42*	Form of Restricted Share Agreement for Time-Based Awards (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on July 15, 2010).
10.43*	Form of Restricted Share Agreement for Performance-Based Awards (Absolute Return Goal) (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on July 15, 2010).
10.44*	Form of Restricted Share Agreement for Performance-Based Awards (Relative Return Goal) (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on July 15, 2010).
10.45*	Parkway Properties, Inc. Long-Term Cash Incentive (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed on July 15, 2010).
10.46*	Parkway Properties, Inc. Long-Term Cash Incentive Participation Agreement (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed on July 15, 2010)
10.47*	Potential 2012 non-equity incentive awards for executive officers of the Company (a written description thereof is set forth in Item 5.02 of the Company's Form 8-K filed February 15, 2012).
10.48*
Form of Change in Control Agreement with each of the Company's Executive Officers (the Change in Control Agreements are identical in substance for each of the Named Executive Officers, and provide for a multiple of "2.99" in calculating the severance payment under each officer's Agreement) (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed May 14, 2008).

10.49*	Parkway Properties, Inc. 2011 Employee Inducement Award Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed with the SEC on May 18, 2011).
10.50*	Form of Inducement Award Agreement for Time-Based Awards (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed May 18, 2011).
10.51*	Form of Inducement Award Agreement for Performance-Based Awards (Absolute Return Goal) (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed May 18, 2011).
10.52*	Form of Inducement Award Agreement for Performance-Based Awards (Relative Return Goal) (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed May 18, 2011).
10.53*
Transition Agreement dated October 7, 2011 by and between Parkway Properties, Inc. and Steven G. Rogers (incorporated by reference to Exhibit 10.31 to the Company's Form 10-K for the year ended December 31, 2011).

10.54*
Severance Agreement dated October 11, 2011 by and between Parkway Properties, Inc. and William R. Flatt (incorporated by reference to Exhibit 10.32 to the Company's Form 10-K for the year ended December 31, 2011).

10.55*
Retention Agreement dated November 4, 2011 by and between Parkway Properties, Inc. and Richard G. Hickson IV (incorporated by reference to Exhibit 10.33 to the Company's Form 10-K for the year ended December 31, 2011).

10.56*
Retention Agreement dated November 4, 2011 by and between Parkway Properties, Inc. and Mandy M. Pope (incorporated by reference to Exhibit 10.34 to the Company's Form 10-K for the year ended December 31, 2011).

10.57*
Consulting Agreement, dated August 27, 2012 by and between the Company and James M. Ingram (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ended September 30, 2012).

16.1	Letter from KPMG LLP to the Securities and Exchange Commission regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Company's Form 8-K filed April 3, 2012).
21	Subsidiaries of the Company (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).
23.2	Consent of KPMG LLC (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Parkway Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations and comprehensive income, (iii) consolidated statement of changes in equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.**

* Denotes a management contract of compensatory plan, contract or arrangement.

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

By: /s/ James R. Heistand
James R. Heistand
President, Chief Executive Officer and Director
March 6, 2013

/s/ David O'Reilly
David O'Reilly
Executive Vice President and Chief Financial Officer
March 6, 2013

/s/ O. Darryl Waltman
O. Darryl Waltman
Senior Vice President and Chief Accounting Officer
March 6, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Avi Banyasz	/s/ James R. Heistand
Avi Banyasz, Director	James R. Heistand
March 6, 2013	President, Chief Executive Officer and Director
March 6, 2013

/s/ Charles T. Cannada	/s/ C. William Hosler
Charles T. Cannada	C. William Hosler, Director
Chairman of the Board and Director	March 6, 2013
March 6, 2013

/s/ Edward M. Casal	/s/ Adam S. Metz
Edward M. Casal, Director	Adam S. Metz, Director
March 6, 2013	March 6, 2013

/s/ Kelvin L. Davis	/s/ Brenda J. Mixson
Kelvin L. Davis, Director	Brenda J. Mixson, Director
March 6, 2013	March 6, 2013

/s/ Laurie L. Dotter
Laurie L. Dotter, Director
March 6, 2013