Form 10-Q
period 2013-03-31
PARKWAY PROPERTIES INC
filed 2013-05-06
CIK 729237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended March 31, 2013
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

(407) 650-0593
Registrant's telephone number, including area code

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
Yes ☐ No ☑

68,765,182 shares of Common Stock, $.001 par value, were outstanding at May 1, 2013.

		Page
Part I. Financial Information

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets, March 31, 2013 and December 31, 2012	4

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months
	Ended March 31, 2013 and 2012	5

	Consolidated Statement of Changes in Equity for the Three Months Ended
	March 31, 2013	6

	Consolidated Statements of Cash Flows for the Three Months Ended
	March 31, 2013 and 2012	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

Part II. Other Information

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Mine Safety Disclosures	38

Item 5.	Other Information	38

Item 6.	Exhibits	38

Signatures

Authorized Signatures		39

Forward-Looking Statements

Certain statements in this Form 10-Q that are not in the present or past tense or discuss the Company's expectations (including the use of the words anticipate, believe, forecast, intends, expects, project, or similar expressions) are forward-looking statements within the meaning of the federal securities laws and as such are based upon the Company's current belief as to the outcome and timing of future events.  Examples of forward-looking statements include projected capital resources, projected profitability and portfolio performance, estimates of market rental rates, projected capital improvements, expected sources of financing, expectations as to the timing of closing of acquisitions, dispositions or other transactions, the expected operating performance of anticipated near-term acquisitions and descriptions relating to these expectations, including without limitation, the anticipated net operating income yield.  Forward-looking statements involve risks and uncertainties (some of which are beyond our control) and are subject to change based upon various factors including, but not limited to, the following risks and uncertainties: changes in the real estate industry and in performance of the financial markets; the demand for and market acceptance of our properties for rental purposes; the amount and growth of our expenses; tenant financial difficulties and general economic conditions, including interest rates, as well as economic conditions in our geographic markets;  defaults or non-renewal of leases; risks associated with joint venture partners; the risks associated with the ownership of real property, including risks related to natural disasters; risks associated with property acquisitions; the failure to acquire or sell properties as and when anticipated; termination of property management contracts; the bankruptcy or insolvency of companies for which we provide property management services or the sale of these properties; the outcome of claims and litigation involving or affecting us; the ability to satisfy conditions necessary to close pending transactions; our failure to maintain our status as real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code; and other risks and uncertainties detailed from time to time in our SEC filings. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, our business, financial condition, liquidity, cash flows and results could differ materially from those expressed in any forward-looking statement. Any forward-looking statements speak only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict the occurrence of those matters or the manner in which they may affect us. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes.

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
 (In thousands, except share and per share data)

	March 31 2013	December 31 2012
	(Unaudited)
Assets
Real estate related investments:
Office and parking properties	$1,934,000	$1,762,566
Accumulated depreciation	(215,777)	(199,849)
	1,718,223	1,562,717

Land available for sale	250	250
	1,718,473	1,562,967

Receivables and other assets	139,421	124,691
Intangible assets, net	127,961	118,097
Management contracts, net	17,219	19,000
Cash and cash equivalents	74,560	81,856
Total assets	$2,077,634	$1,906,611

Liabilities
Notes payable to banks	$125,000	$262,000
Mortgage notes payable	768,005	605,890
Accounts payable and other liabilities	89,180	82,715
Total liabilities	982,185	950,605

Equity
Parkway Properties, Inc. stockholders' equity:
8.00% Series D Preferred stock, $.001 par value, 5,421,296 shares authorized, issued and outstanding in 2013 and 2012	128,942	128,942
Common stock, $.001 par value, 114,578,704 shares authorized in 2013 and 2012, and 68,765,182 and 56,138,209 shares issued and outstanding in 2013 and 2012, respectively	69	56
Additional paid-in capital	1,096,423	907,254
Accumulated other comprehensive loss	(6,279)	(4,425)
Accumulated deficit	(350,089)	(337,813)
Total Parkway Properties, Inc. stockholders' equity	869,066	694,014
Noncontrolling interests	226,383	261,992
Total equity	1,095,449	956,006
Total liabilities and equity	$2,077,634	$1,906,611

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Three Months Ended
	March 31
	2013	2012
	(Unaudited)
Revenues
Income from office and parking properties	$67,760	$45,157
Management company income	4,352	5,432
Total revenues	72,112	50,589

Expenses and other
Property operating expense	25,617	17,955
Depreciation and amortization	29,515	17,690
Change in fair value of contingent consideration	-	216
Management company expenses	4,390	4,534
General and administrative	4,215	3,599
Acquisition costs	1,135	826
Total expenses and other	64,872	44,820

Operating income	7,240	5,769

Other income and expenses
Interest and other income	103	97
Interest expense	(10,470)	(9,244)

Loss before income taxes	(3,127)	(3,378)

Income tax benefit (expense)	507	(161)

Loss from continuing operations	(2,620)	(3,539)
Discontinued operations:
Income (loss) from discontinued operations	(347)	3,291
Gain on sale of real estate from discontinued operations	542	5,575
Total discontinued operations	195	8,866

Net income (loss)	(2,425)	5,327
Net (income) loss attributable to noncontrolling interest – real estate partnerships	1,255	(533)
Net (income) loss attributable to noncontrolling interests – unit holders	2	(89)

Net income (loss) for Parkway Properties, Inc.	(1,168)	4,705
Dividends on preferred stock	(2,711)	(2,711)
Net income (loss) attributable to common stockholders	$(3,879)	$1,994

Net income (loss)	$(2,425)	$5,327
Change in fair value of interest rate swaps	1,246	274
Comprehensive income (loss)	(1,179)	5,601
Comprehensive income attributable to noncontrolling interests	(1,843)	(814)
Comprehensive income (loss) attributable to common stockholders	$(3,022)	$4,787

Net income (loss) per common share attributable to Parkway Properties, Inc.:
Basic and Diluted:
Loss from continuing operations attributable to Parkway Properties, Inc.	$(0.07)	$(0.16)
Discontinued operations	-	0.25
Basic and diluted net income (loss) attributable to Parkway Properties, Inc.	$(0.07)	$0.09

Weighted average shares outstanding:
Basic	56,849	21,568
Diluted	56,849	21,568

Amounts attributable to Parkway Properties, Inc. common stockholders:
Loss from continuing operations attributable to Parkway Properties, Inc.	$(4,087)	$(3,517)
Discontinued operations	208	5,511
Net income (loss) attributable to common stockholders	$(3,879)	$1,994
See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share and per share data)
(Unaudited)

		Parkway Properties, Inc. Stockholders
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$128,942	$56	$907,254	$(4,425)	$(337,813)	$261,992	$956,006

Net loss	-	-	-	-	(1,168)	(1,257)	(2,425)
Change in fair value of interest rate swaps	-	-	-	748	-	498	1.246
Common dividends declared-$0.15 per share	-	-	-	-	(8,397)	-	(8,397)
Preferred dividends declared-$0.50 per share	-	-	-	-	(2,711)	-	(2,711)
Share-based compensation	-	-	89	-	-	-	89
Issuance of 12,650,000 shares of common stock	-	13	208,934	-	-	-	208,947
Issuance of 4,223 shares issued pursuant to TPG Management Services Agreement	-	-	75	-	-	-	75
2,275 shares withheld to satisfy tax withholding obligation in connection with the vesting of restricted stock	-	-	(35)	-	-	-	(35)
Purchase of noncontrolling interest's share of office properties owned by Parkway Properties Office Fund II, L.P.	-	-	(19,894)	-	-	(37,452)	(57,346)
Balance at March 31, 2013	$128,942	$69	$1,096,423	$(3,677)	$(350,089)	$223,781	$1,095,449

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31
	2013	2012
	(Unaudited)
Operating activities
Net income (loss)	$(2,425)	$5,327
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	29,515	17,690
Depreciation and amortization – discontinued operations	45	714
Amortization of above market leases	848	1,126
Amortization of below market leases – discontinued operations	-	(32)
Amortization of loan costs	481	537
Share-based compensation expense	89	157
Deferred income tax benefit	(568)	(245)
Gain on sale of real estate investments	(542)	(5,575)
Equity in loss of unconsolidated joint ventures-discontinued operations	-	20
Change in fair value of contingent consideration	-	216
Increase in deferred leasing costs	(2,304)	(1,792)
Changes in operating assets and liabilities:
Change in receivables and other assets	(10,747)	8,468
Change in accounts payable and other liabilities	2,879	(11,045)

Net cash provided by operating activities	17,271	15,566

Investing activities
Distributions from unconsolidated joint ventures	-	120
Investment in real estate	(184,174)	(128,873)
Proceeds from sale of real estate	2,966	110,754
Improvements to real estate	(8,457)	(7,911)

Net cash used in investing activities	(189,665)	(25,910)

Financing activities
Principal payments on mortgage notes payable	(2,385)	(18,033)
Proceeds from mortgage notes payable	164,500	73,500
Proceeds from bank borrowings	28,299	30,126
Payments on bank borrowings	(165,299)	(114,448)
Debt financing costs	(975)	(2,169)
Purchase of Company stock	(35)	(113)
Dividends paid on common stock	(8,380)	(1,657)
Dividends paid on preferred stock	(2,711)	(2,711)
Contributions from noncontrolling interest partners	-	2,731
Distributions to noncontrolling interest partners	(56,863)	(566)
Proceeds from stock offerings, net of transaction costs	208,947	(10)

Net cash provided by (used in) financing activities	165,098	(33,350)

Change in cash and cash equivalents	(7,296)	(43,694)

Cash and cash equivalents at beginning of period	81,856	75,183

Cash and cash equivalents at end of period	$74,560	$31,489

See notes to consolidated financial statements.

Parkway Properties, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013

Note A – Basis of Presentation

The consolidated financial statements include the accounts of Parkway Properties, Inc. ("Parkway" or the "Company"), its wholly owned subsidiaries and joint ventures in which the Company has a controlling interest.  The other partners' equity interests in the consolidated joint ventures are reflected as noncontrolling interests in the consolidated financial statements.  Parkway also consolidates subsidiaries where the entity is a variable interest entity ("VIE") and Parkway is the primary beneficiary and has the power to direct the activities of the VIE and has the obligation to absorb losses or the right to receive the benefits from the VIE that could be potentially significant to the VIE.  At March 31, 2013 and December 31, 2012, Parkway did not have any VIEs that required consolidation.  All significant intercompany transactions and accounts have been eliminated in the accompanying financial statements.

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  All such adjustments are of a normal recurring nature.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.  The financial statements should be read in conjunction with the 2012 annual report and the notes thereto.

The balance sheet at December 31, 2012 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by United States GAAP for complete financial statements.

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income", which requires disclosure of the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income.  The disclosure requirements are effective for the Company on January 1, 2013, and the Company does not expect the guidance to have a material impact on its consolidated financial statements.

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

The computation of diluted EPS is as follows (in thousands, except per share data):

	Three Months Ended March 31
	2013	2012
Numerator:
Basic and diluted net income (loss) attributable to common stockholders	$(3,879)	$1,994

Basic weighted average shares	56,849	21,568
Dilutive weighted average shares	56,849	21,568
Diluted net income (loss) per share attributable to Parkway Properties, Inc.	$(0.07)	$0.09

The computation of diluted EPS for the three months ended March 31, 2013 and 2012 did not include the effect of employee stock options, deferred incentive share units, and restricted shares as their inclusion would have been anti-dilutive.

Note C – Supplemental Cash Flow Information and Schedule of Non-Cash Investing and Financing Activity

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

	Three Months Ended March 31
	2013	2012
	(in thousands)
Supplemental cash flow information:
Cash paid for interest	$9,625	$10,311
Cash paid for income taxes	51	9
Supplemental schedule of non-cash investing and financing activity:
Mortgage note payable transferred to purchaser	-	(163,497)
Restricted shares and deferred incentive share units forfeited	(287)	(274)
Shares issued pursuant to TPG Management Services Agreement	75	-

Note D – Acquisitions

On January 17, 2013, the Company purchased Tower Place 200, a 258,000 square foot office tower located in the Buckhead submarket of Atlanta, Georgia, for a gross purchase price of $56.3 million.  The purchase of Tower Place 200 was financed with borrowings under the Company's senior unsecured revolving credit facility.  The building is unencumbered by debt and the Company does not plan to place secured financing on the property at this time.

On March 7, 2013, the Company purchased two office complexes totaling 1.0 million square feet located in the Deerwood submarket of Jacksonville, Florida (the "Deerwood Portfolio") for a gross purchase price of $130.0 million.  The purchase of these properties was financed with a mortgage loan secured by the properties in the aggregate amount of $84.5 million and borrowings under the Company's senior unsecured revolving credit facility. The mortgage loan has a maturity date of April 1, 2023 and a fixed interest rate of 3.9%.

On March 15, 2013, the Company entered into a definitive agreement to acquire approximately 75% of the interest in the US Airways Building, a 225,000 square foot office property located in the Tempe submarket of Phoenix, Arizona, for a purchase price of $41.8 million.  The building is currently encumbered by an approximate $18.0 million mortgage, which the Company intends to refinance at closing.  This nine-story Class A office building is adjacent to Parkway's Hayden Ferry Lakeside and Tempe Gateway assets and shares a parking garage with Tempe Gateway.  The property is the headquarters for US Airways, which has leased 100% of the building through April 2024.  US Airways has a termination option on December 31, 2016 or December 31, 2021 with 12 months prior notice.  US Airways is also the owner of the remaining approximate 25% in the building.  Closing is expected to occur by the end of the second quarter 2013, subject to customary closing conditions.

On March 25, 2013, the Company purchased its co-investor's 70% interest in three office properties totaling 788,000 square feet located in the Westshore submarket of Tampa, Florida ("Tampa Fund II Assets").  The Tampa Fund II Assets were owned by Parkway Properties Office Fund II, L.P. ("Fund II").  The Company's purchase price for its co-investor's 70% interest in the Tampa Fund II Assets was $97.5 million.  Simultaneously with closing, the Company assumed $40.7 million of existing mortgage indebtedness that is secured by the properties, which represents its co-investor's 70% share of the approximately $58.1 million of existing mortgage indebtedness.  The three office properties include Corporate Center IV at International Plaza, Cypress Center I, II and III, and The Pointe. The Tampa Fund II Assets' office properties and associated mortage loans were previously included in the Company's consolidated balance sheets and statements of operations and comprehensive income (loss).  Therefore, the Company's purchase of its co-investor's share in these office properties will not impact the Company's overall financial position.

The allocation of purchase price related to intangible assets and liabilities and weighted average amortization period (in years) for each class of asset or liability for Tower Place 200 and the Deerwood Portfolio is as follows (in thousands, except weighted average life):

	Amount	Weighted Average Life
Land	$31,337	N/A
Buildings and garages	121,369	40
Tenant improvements	13,434	5
Lease commissions	6,056	4
Lease in place value	15,862	4
Above market leases	2,936	4
Below market leases	(5,735)	7

The allocation of purchase price for Tower Place 200 and the Deerwood Portfolio was preliminary at March 31, 2013 due to the timing of the acquisitions.

The unaudited pro forma effect on the Company's results of operations for the purchase of Tower Place 200, the Deerwood Portfolio and the Tampa Fund II assets as if the purchase had occurred on January 1, 2012 is as follows (in thousands, except per share data):

	Three Months Ended
	March 31
	2013	2012
Revenues	$75,820	$56,478
Net income (loss) attributable to common stockholders	$(4,307)	$2,430
Basic net income (loss) attributable to common stockholders	$(0.08)	$0.11
Diluted net income (loss) attributable to common stockholders	$(0.08)	$0.11

On April 26, 2013, the Company entered into a purchase and sale agreement to acquire Lincoln Place, a 140,000 square foot office building located in the South Beach submarket of Miami, Florida.  Lincoln Place is comprised of 111,000 square feet of office space and 29,000 square feet of retail space on the ground floor, with a five-story garage adjacent to the property. The property is currently 100% leased to LNR Corporation through June 2021 with no renewal or early termination option. Parkway is under contract to acquire Lincoln Place in exchange for the assumption of the existing secured first mortgage, which has a current outstanding balance of approximately $49.6 million, a fixed interest rate of 5.9% and a maturity date of June 11, 2016, and the issuance of 900,000 shares of operating partnership units. Based on Parkway's closing stock price of $18.20 per share on May 3, 2013, the implied purchase price would be approximately $66.0 million.  Closing is expected to occur by the end of the third quarter 2013, subject to customary closing conditions.

For details regarding dispositions during the three months ended March 31, 2013, please see Note E – Discontinued Operations.

Note E – Discontinued Operations

All current and prior period income from the following office property dispositions and properties held for sale is included in discontinued operations for the three months ended March 31, 2013 and 2012 (in thousands).

Office Property	Location	Square Feet	Date of Sale	Net Sales Price	Net Book Value of Real Estate	Gain (Loss) on Sale
2012 Dispositions (1):
Falls Pointe	Atlanta, GA	107	01/06/2012	$5,824	$4,467	$1,357
111 East Wacker	Chicago, IL	1,013	01/09/2012	153,240	153,237	3
Renaissance Center	Memphis, TN	189	03/01/2012	27,661	24,629	3,032
Overlook II	Atlanta, GA	260	04/30/2012	29,467	28,689	778
Wink Building	New Orleans, LA	32	06/08/2012	705	803	(98)
Ashford/Peachtree	Atlanta, GA	321	07/01/2012	29,440	28,148	1,292
Non-Core Assets	Various	1,932	Various	125,486	122,157	3,329
Sugar Grove	Houston, TX	124	10/23/2012	10,303	7,057	3,246
		3,978		$382,126	$369,187	$12,939

2013 Disposition (2):
Atrium at Stoneridge	Columbia, SC	108	03/20/2013	$2,966	$2,424	$542
		108		$2,966	$2,424	$542

(1) Total gain on the sale of real estate in discontinued operations recognized for the year ended December 31, 2012 was $12.9 million, of which $8.1 million was our proportionate share.
(2) Total gain on the sale of real estate in discontinued operations recognized during the three months ended March 31, 2013 was $542,000.

On March 20, 2013, the Company sold Atrium at Stoneridge, a 108,000 square foot office property located in Columbia, South Carolina, for a gross sales price of $3.1 million and recorded a gain of $542,000 during first quarter 2013.  The Company received $3.0 million in net proceeds from the sale, which was used to reduce amounts outstanding under the Company's senior unsecured revolving credit facility.

The amount of revenues and expenses for the office properties reported in discontinued operations for the three months ended March 31, 2013 and 2012 is as follows (in thousands):
	Three Months Ended March 31
	2013	2012
Statement of Operations:
Revenues
Income from office and parking properties	$(50)	$10,065
	(50)	10,065

Expenses
Office and parking properties:
Operating expense	244	4,233
Management company expense	8	152
Interest expense	-	1,791
Non-cash adjustment for interest rate swap	-	(138)
Depreciation and amortization	45	736
	297	6,774

Income (loss) from discontinued operations	(347)	3,291
Gain on sale of real estate from discontinued operations	542	5,575
Total discontinued operations per Statement of Operations	195	8,866
Net (income) loss attributable to noncontrolling interest from discontinued operations	13	(3,355)
Total discontinued operations-Parkway's share	$208	$5,511

Note F – Management Contracts

During the second quarter of 2011, as part of the Company's combination with Eola, Parkway purchased the management contracts associated with Eola's property management business.  At December 31, 2012, the contracts were valued by an independent appraiser at $19.0 million.  The value of the management contracts is based on the sum of the present value of future cash flows attributable to the management contracts, in addition to the value of tax savings as a result of the amortization of intangible assets.  During the three months ended March 31, 2013, the Company recorded amortization expense of $1.8 million on the management contracts.  At March 31, 2013, management contracts, net of accumulated amortization totaled $17.2 million.

Note G - Capital and Financing Transactions

Notes Payable to Banks

At March 31, 2013, the Company did not have any amounts outstanding under its senior unsecured revolving credit facilities and had $125.0 million outstanding under its unsecured term loan.  The Company was in compliance with all loan covenants under its revolving credit facilities and term loan.

		Interest		Outstanding
Credit Facilities	Lender	Rate	Maturity	Balance
$10.0 Million Unsecured Working Capital Revolving Credit Facility (1)	PNC Bank	-%	03/29/16	$-
$215.0 Million Unsecured Revolving Credit Facility (1)	Wells-Fargo	-%	03/29/16	-
$125.0 Million Unsecured Term Loan (2)	Key Bank	2.2%	09/27/17	125,000
		2.2%		$125,000

(1)
The interest rate on the credit facilities is based on LIBOR plus an applicable margin of 160 to 235 basis points, depending upon overall Company leverage as defined in the loan agreements for the Company's credit facilities, with the current rate set at 160 basis points.  Additionally, the Company pays fees on the unused portion of the credit facilities ranging between 25 and 35 basis points based upon usage of the aggregate commitment, with the current rate set at 35 basis points.

(2)
The interest rate on the term loan is based on LIBOR plus an applicable margin of 150 to 230 basis points depending on overall Company leverage (with the current rate set at 150 basis points).  On September 28, 2012, the Company executed two floating-to-fixed interest rate swaps totaling $125 million, locking LIBOR at 0.7% for five years which was effective October 1, 2012.

Mortgage Notes Payable

Mortgage notes payable at March 31, 2013 totaled $768.0 million, with an average interest rate of 5.0% and were secured by office properties.

On February 21, 2013, the Company obtained an $80.0 million first mortgage secured by Phoenix Tower, a 629,000 square foot office property located in the Greenway Plaza submarket of Houston, Texas.  The mortgage loan bears interest at a fixed rate of 3.9% and matures on March 1, 2023.  Payments of interest only are due on the loan for two years, after which the principal amount of the loan begins amortizing over a 25-year period until maturity.  The loan is pre-payable after March 1, 2015, but any such prepayment is subject to a yield maintenance premium.  The agreement governing the mortgage loan contains customary rights of the lender to accelerate the loan upon, among other things, a payment default or if certain representations and warranties made by the borrower are untrue.

On March 7, 2013, simultaneously with the purchase of the Deerwood Portfolio, the Company obtained an $84.5 million first mortgage, which is secured by the office properties in the portfolio.  The mortgage bears interest at a fixed rate of 3.9% and matures on April 1, 2023.  Payments of interest only are due on the loan for three years, after which the principal amount of the loan begins amortizing over a 30-year period until maturity.  The loan is pre-payable after May 1, 2015, but any such prepayment is subject to a yield maintenance premium.  The agreement governing the mortgage contains customary rights of the lender to accelerate the loan upon, among other things, a payment default or if certain representations and warranties made by the borrower are untrue.

On March 25, 2013, simultaneously with the purchase of its co-investor's 70% interest in the Tampa Fund II assets, the Company assumed $40.7 million of existing first mortgages that are secured by the properties, which represents its co-investor's 70% share of the approximately $58.1 million of the existing first mortgage indebtedness.

Interest Rate Swaps

The Company has entered into interest rate swap agreements.  The Company designated the swaps as cash flow hedges of the variable interest rates on the Company's borrowings under the $125.0 million unsecured term loan and the debt secured by 245 Riverside, Corporate Center IV at International Plaza, Cypress Center I, II, and III, Bank of America Center, Two Ravinia, Hayden Ferry I, Hayden Ferry II, and NASCAR Plaza.  These swaps are considered to be fully effective and changes in the fair value of the swaps are recognized in accumulated other comprehensive loss.

The Company's interest rate hedge contracts at March 31, 2013, and 2012 are summarized as follows (in thousands):

						Fair Value
						Asset (Liability)
Type of	Balance Sheet	Notional	Maturity		Fixed	March 31
Hedge	Location	Amount	Date	Reference Rate	Rate	2013	2012
Swap	Accounts payable and other liabilities	$12,088	11/18/15	1-month LIBOR	4.1%	$(541)	$(575)
Swap	Accounts payable and other liabilities	$30,000	02/01/16	1-month LIBOR	2.3%	(1,666)	-
Swap	Accounts payable and other liabilities	$50,000	09/27/17	1-month LIBOR	2.2%	26	-
Swap	Accounts payable and other liabilities	$75,000	09/27/17	1-month LIBOR	2.2%	39	-
Swap	Accounts payable and other liabilities	$33,875	11/18/17	1-month LIBOR	4.7%	(3,113)	(2,715)
Swap	Accounts payable and other liabilities	$22,000	01/25/18	1-month LIBOR	4.5%	(1,804)	(1,454)
Swap	Accounts payable and other liabilities	$47,500	01/25/18	1-month LIBOR	5.0%	(1,447)	(403)
Swap	Accounts payable and other liabilities	$9,250	09/30/18	1-month LIBOR	5.2%	(1,140)	(1,010)
Swap	Accounts payable and other liabilities	$22,500	10/08/18	1-month LIBOR	5.4%	(2,935)	(2,641)
Swap	Accounts payable and other liabilities	$22,100	11/18/18	1-month LIBOR	5.0%	(2,458)	(2,062)
						$(15,039)	$(10,860)

On March 25, 2013, in connection with the purchase of its co-investor's interest in the Tampa Fund II Assets, the Company assumed the remaining 70% of two interest rate swaps, which have a total notional amount of $34.6 million.

Note H – Noncontrolling Interests

Real Estate Partnerships

The Company has an interest in one joint venture that is included in its consolidated financial statements. Information relating to this consolidated joint venture as of March 31, 2013 is detailed below.

		Parkway's	Square Feet
Joint Venture Entity and Property Name	Location	Ownership %	(In thousands)
Fund II
Hayden Ferry Lakeside I	Phoenix, AZ	30.0%	203
Hayden Ferry Lakeside II	Phoenix, AZ	30.0%	299
Hayden Ferry Lakeside III, IV and V	Phoenix, AZ	30.0%	21
245 Riverside	Jacksonville, FL	30.0%	136
Bank of America Center	Orlando, FL	30.0%	421
Lakewood II	Atlanta, GA	30.0%	123
3344 Peachtree	Atlanta, GA	33.0%	484
Two Ravinia	Atlanta, GA	30.0%	438
Carmel Crossing	Charlotte, NC	30.0%	326
Two Liberty Place	Philadelphia, PA	19.0%	941
Total Fund II		27.4%	3,392

Fund II, a $750.0 million discretionary fund, was formed on May 14, 2008 and was fully invested at February 10, 2012.  Fund II was structured with Teacher Retirement System of Texas ("TRST") as a 70% investor and Parkway as a 30% investor in the fund, with an original target capital structure of approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt.  Fund II currently owns 10 properties totaling 3.4 million square feet in Atlanta, Charlotte, Phoenix, Jacksonville, Orlando and Philadelphia.  In August 2012, Fund II increased its investment capacity by $20.0 million to purchase Hayden Ferry Lakeside III, IV and V, a 2,500 space parking garage, a 21,000 square foot office property and a vacant parcel of development land, all adjacent to Hayden Ferry Lakeside I and Hayden Ferry Lakeside II in Phoenix.

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

Noncontrolling interest - real estate partnerships represents the other partner's proportionate share of equity in the partnership discussed above at March 31, 2013. Income is allocated to noncontrolling interest based on the weighted average percentage ownership during the year.

On March 25, 2013, the Company purchased its co-investor's 70% interest in the Tampa Fund II Assets.  See Note D - Acquisitions.

Note I - Share-Based and Long-Term Compensation Plans

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

The time-based awards vest ratably over four years from the date the shares are granted.  The market condition awards are contingent on the Company meeting goals for compounded annual total return to stockholders ("TRTS") over the three year period beginning July 1, 2010.  The market condition goals are based upon (i) the Company's absolute compounded annual TRTS; and (ii) the Company's absolute compounded annual TRTS relative to the compounded annual return of the MSCI US REIT ("RMS") Index calculated on a gross basis, as follows:

	Threshold	Target	Maximum
Absolute Return Goal	10%	12%	14%
Relative Return Goal	RMS + 100 bps	RMS + 200 bps	RMS + 300 bps

With respect to the absolute return goal, 15% of the award is earned if the Company achieves threshold performance and a cumulative 60% is earned for target performance.  With respect to the relative return goal, 20% of the award is earned if the Company achieves threshold performance and a cumulative 55% is earned for target performance.  In each case, 100% of the award is earned if the Company achieves maximum performance or better. To the extent actually earned, the market condition awards vest 50% on each of July 15, 2013 and 2014.

The Company also adopted a long-term cash incentive that was designed to reward significant outperformance over the three year period beginning July 1, 2010.  The performance goals for actual payment under the long-term cash incentive will require the Company to (i) achieve an absolute compounded annual TRTS that exceeds 14% and (ii) achieve an absolute compounded annual TRTS that exceeds the compounded annual return of the RMS by at least 500 basis points.  Notwithstanding the above goals, in the event the Company achieves an absolute compounded annual TRTS that exceeds 19%, then the Company must achieve an absolute compounded annual TRTS that exceeds the compounded annual return of the RMS by at least 600 basis points.  The aggregate amount of the cash incentive earned would increase with corresponding increases in the absolute compounded annual TRTS achieved by the Company.  There will be a cap on the aggregate cash incentive earned in the amount of $7.1 million.  Achievement of the maximum cash incentive would equate to an absolute compounded annual TRTS that approximates 23%, provided that the absolute compounded annual TRTS exceeds the compounded annual return of the RMS by at least 600 basis points.  The total compensation expense for the long-term cash incentive awards is based upon the estimated fair value of the award on the grant date and adjustment as necessary each reporting period.  The long-term cash incentive awards are accounted for as a liability-classified award on the Company's March 31, 2013 and December 31, 2012 consolidated balance sheets.  The grant date and quarterly fair value estimates for awards that are subject to a market condition are determined using a simulation pricing model developed to specifically accommodate the unique features of the awards.

At March 31, 2013, a total of 244,472 shares of restricted stock had been granted to officers of the Company and remain outstanding.  The shares are valued at $2.0 million, which equates to an average price per share of $8.09.  The value, including estimated forfeitures, of restricted shares that vest based on service conditions will be amortized to compensation expense ratably over the vesting period for each grant of stock.  At March 31, 2013, a total of 17,235 deferred incentive share units had been granted to employees of the Company and remain outstanding.  The deferred incentive share units are valued at $356,000, which equates to an average price per share of $20.66, and the units vest four years from grant date.  Total compensation expense related to the restricted stock and deferred incentive units of $89,000 and $157,000 was recognized during the three months ended March 31, 2013 and 2012, respectively.  Total compensation expense related to non-vested awards not yet recognized was $724,000 at March 31, 2013.  The weighted average period over which this expense is expected to be recognized is approximately 1.5 years.

A summary of the Company's restricted shares and deferred incentive share unit activity for the three months ended March 31, 2013 is as follows:

		Weighted		Weighted
		Average	Deferred	Average
	Restricted	Grant-Date	Incentive	Grant-Date
	Shares	Fair Value	Share Units	Fair Value
Balance at 12/31/12	281,233	$8.34	17,760	$25.61
Vested	(11,786)	15.14	-	-
Forfeited	(24,975)	7.53	(525)	N/M	*
Balance at 03/31/13	244,472	$8.09	17,235	$20.66
*N/M-Not meaningful

On December 19, 2012, the Company's Board of Directors adopted the Parkway Properties, Inc. and Parkway Properties LP 2013 Omnibus Equity Incentive Plan (the "Plan"), subject to approval by its stockholders within 12 months of approval and adoption of the Plan by the Company's Board of Directors, or December 19, 2013. Except with respect to awards granted to non-employee directors, the Compensation Committee of the Company's Board of Directors (the "Committee") has the authority to administer the Plan.  The Plan authorizes the Committee or the Company's Board, where applicable, to grant stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units ("RSUs"), dividend equivalents, profits interest units ("LTIP units") and other stock-based awards. The Company's employees, non-employee directors and consultants are eligible to receive awards under the Plan.  The aggregate number of shares of common stock available for awards pursuant to the Plan is 3,250,000, including a maximum of 2,000,000 shares that may be granted pursuant to stock options or stock appreciation rights and a maximum of 1,250,000 shares that may be granted pursuant to other awards.

On March 2, 2013, the Committee approved the grant of 1.85 million stock options, 114,443 LTIP units and 173,947 RSUs (comprised of 115,350 time-vesting RSUs and 58,597 performance-vesting RSUs) under the Plan to employees of the Company.  Each stock option and time-vesting RSU award will vest in increments of 25% per year on each of the first, second, third and fourth anniversaries of the grant date, subject to the employee's continued service.  Each LTIP unit and performance-vesting RSU will vest based on the attainment of total stockholder return targets during the performance period running from March 2, 2013 to March 1, 2016, subject to the employee's continued service.  The Company will begin to expense the grants only if and when it receives stockholder approval of the Plan.  The actual expense associated with these grants is dependant on the public price of our common stock on the day of adoption of the Plan by the Company's stockholders.  If the Company's stockholders do not approve the Plan by December 19, 2013, the grants automatically will terminate and be forfeited.

Note J - Fair Values of Financial Instruments

FASB Accounting Standards Codification ("ASC") 820, "Fair Value Measurements and Disclosures" ("ASC 820"), defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also provides guidance for using fair value to measure financial assets and liabilities.  ASC 820 requires disclosure of the level within the fair value hierarchy in which the fair value measurements fall, including measurements using quoted prices in active markets for identical assets or liabilities (Level 1), quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active (Level 2), and significant valuation assumptions that are not readily observable in the market (Level 3).  A summary of the carrying amount and fair value of the Company's financial assets and liabilities as of March 31, 2013 and 2012 are as follows (in thousands):

	As of March 31, 2013		As of December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets:
Cash and cash equivalents	$74,560	$74,560	$81,856	$81,856

Financial Liabilities:
Mortgage notes payable	$768,005	$766,186	$605,890	$623,604
Notes payable to banks	125,000	125,000	262,000	254,215
Interest rate swap agreements	15,039	15,039	16,285	16,285

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

Note K – Income Taxes
The Company qualifies and has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").  The Company will generally not be subject to federal income tax to the extent that it distributes its taxable income to the Company's shareholders, and as long as Parkway satisfies the ongoing REIT requirements including meeting certain asset, income and stock ownership tests.

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

Parkway's provision for income taxes for the three months ended March 31, 2013 and 2012, was $61,000 and $406,000, respectively, of current federal and state income tax expense resulting from taxable REIT subsidiary income.

In connection with the contribution of the Eola management company to the Company, the Company recorded a deferred tax liability representing differences between the tax basis and GAAP basis of the acquired assets and liabilities (primarily related to the management company contracts) multiplied by the effective tax rate.  The Company was required to record these deferred tax liabilities as a result of the management company becoming a C corporation at the time it was acquired.  The Company's net deferred tax liabilities as of March 31, 2013 and December 31, 2012, were $1.4 million and $2.0 million, respectively.

Note L – Other Matters

On March 25, 2013, the Company completed an underwritten public offering of 11.0 million shares of its common stock, plus an additional 1.65 million shares of its common stock issued and sold pursuant to the exercise of the underwriters' option to purchase additional shares in full, at the public offering price of $17.25 per share.  The net proceeds from the offering, after deducting the underwriting discount and offering expenses, were approximately $209.0 million.  The Company used the net proceeds of the common stock offering to redeem in full all of its outstanding 8.00% Series D Cumulative Redeemable Preferred Stock and will use remaining net proceeds to fund potential acquisition opportunities, to repay amounts outstanding from time to time under its senior unsecured revolving credit facility and/or for general corporate purposes.

On April 25, 2013, the Company redeemed all of its outstanding 8.00% Series D Cumulative Redeemable Preferred Stock.  The Company paid $136.3 million to redeem the preferred shares and expects to incur a charge during the second quarter of approximately $6.6 million, which represents the difference between the costs associated with the issuances, including the price at which such shares were paid, and the redemption price.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview

We are a fully integrated, self-administered and self-managed real estate investment trust ("REIT") specializing in the acquisition, ownership and management of quality office properties in high-growth submarkets in the Sunbelt region of the United States.  At April 1, 2013, we owned or had an interest in 45 office properties located in eight states with an aggregate of approximately 13.0 million square feet of leasable space.  We offer fee-based real estate services through our wholly owned subsidiaries, which in total managed and/or leased approximately 11.8 million square feet for third-party property owners at April 1, 2013.  Unless otherwise indicated, all references to square feet represent net rentable area.

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

•
Maximize Cash Flow by Continuing to Enhance the Operating Performance of Each Property.  We provide property management and leasing services to our portfolio, actively managing our properties and leveraging our tenant relationships to improve operating performance, maximize long-term cash flow and enhance stockholder value.  We seek to attain a favorable customer retention rate by providing outstanding property management and customer service programs responsive to the varying needs of our diverse tenant base.  We also employ a judicious prioritization of capital projects to focus on projects that enhance the value of our property through increased rental rates, occupancy, service delivery, or enhanced reversion value.

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

Occupancy.  Our revenues are dependent on the occupancy of our office buildings.  At April 1, 2013, occupancy of our office portfolio was 88.7% compared to 88.0% at January 1, 2013 and 85.9% at April 1, 2012.  Not included in the April 1, 2013 occupancy rate is the impact of 21 signed leases totaling 129,000 square feet expected to take occupancy between now and the first quarter of 2014, of which the majority will commence during the second and third quarters of 2013.  Including these signed leases, our portfolio was 89.7% leased at April 1, 2013.  Our average occupancy for the three months ended March 31, 2013 was 88.0%.

During the first quarter of 2013, 39 leases were renewed totaling 354,000 rentable square feet at an average annual rental rate per square foot of $25.42, representing a 1.2% rate decrease as compared to expiring rental rates, and at an average cost of $2.31 per square foot per year of the lease term.

During the first quarter of 2013, 15 expansion leases were signed totaling 86,000 rentable square feet at an average annual rental rate per square foot of $25.48 and at an average cost of $5.37 per square foot per year of the lease term.

During the first quarter of 2013, 17 new leases were signed totaling 61,000 rentable square feet at an average annual rental rate per square foot of $22.18 and at an average cost of $6.41 per square foot per year of the term.

Rental Rates.  An increase in vacancy rates in a market or at a specific property has the effect of reducing market rental rates.  Inversely, a decrease in vacancy rates in a market or at a specific property has the effect of increasing market rental rates.  Our leases typically have three to seven year terms, though we do enter into leases with terms that are either shorter or longer than that typical range from time to time.  As leases expire, we seek to replace existing leases with new leases at the current market rental rate.  For our properties owned as of April 1, 2013, management estimates that we have approximately $0.34 per square foot in annual rental rate embedded loss in our office property leases.  Embedded loss is defined as the difference between the weighted average in-place cash rents including operating expense reimbursements and the weighted average estimated market rental rate.

Customer Retention.  Keeping existing customers is important as high customer retention leads to increased occupancy, less downtime between leases, and reduced leasing costs.  Our customer retention rate was 78.2% for the quarter ended March 31, 2013, as compared to 68.9% for the quarter ended December 31, 2012, and 46.8% for the quarter ended March 31, 2012.

Joint Ventures and Partnerships

Management views investing in wholly owned properties as the highest priority of our capital allocation.  However, we may selectively pursue joint ventures if we determine that such a structure will allow us to reduce anticipated risks related to a property or portfolio, limit concentration of rental revenue from a particular market or building or address unusual operational risks.  To the extent we enter into joint ventures and partnerships, we will seek to manage all phases of the investment cycle including acquisition, financing, operations, leasing and dispositions, and we will seek to receive fees for providing these services.

At March 31, 2013, we had one partnership structured as a discretionary fund.  Parkway Properties Office Fund II, L.P. ("Fund II"), a $750.0 million discretionary fund, was formed on May 14, 2008 and was fully invested at February 10, 2012.  Fund II was structured with Teacher Retirement System of Texas ("TRST") as a 70% investor and our operating partnership as a 30% investor, with an original target capital structure of approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt.  Fund II currently owns 10 properties totaling 3.4 million square feet in Atlanta, Charlotte, Phoenix, Jacksonville, Orlando and Philadelphia. In August 2012, Fund II increased its investment capacity by $20.0 million to purchase Hayden Ferry Lakeside III, IV and V, all adjacent to Hayden Ferry Lakeside I and Hayden Ferry Lakeside II office properties in Phoenix.

On March 25, 2013, we purchased our co-investor's 70% interest in three office properties totaling 788,000 square feet located in the Westshore submarket of Tampa, Florida ("Tampa Fund II Assets").  The Tampa Fund II Assets were owned by Parkway Properties Office Fund II, L.P. ("Fund II").  The purchase price for our co-investor's 70% interest in the Tampa Fund II Assets was $97.5 million.  Simultaneously with closing, we assumed $40.7 million of existing mortgage indebtedness that is secured by the properties, which represents our co-investor's 70% share of the approximately $58.1 million of existing mortgage indebtedness.  The three office properties include Corporate Center IV at International Plaza, Cypress Center I, II and III, and The Pointe.  The Tampa Fund II Assets' office properties and associated mortgage loans were previously included in the Company's consolidated balance sheets and statements of operations and comprehensive income (loss).  Therefore, the Company's purchase of its co-investor's share in these office properties will not impact the Company's overall financial position.

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

Financial Condition

Comparison of the three months ended March 31, 2013 to the year ended December 31, 2012

Assets. In 2013, we have continued the execution of our strategy of operating and acquiring office properties as well as disposing of non-core assets that no longer meet our investment criteria or for which a disposition would maximize value.  During the three months ended March 31, 2013, total assets increased $171.0 million or 9.0% as compared to the year ended December 31, 2012.  The primary reason for the increase is due to the purchase of three office properties during first quarter 2013, partially offset by the disposition of one office property.

Acquisitions and Improvements.  Our investment in office properties increased $155.5 million net of depreciation to a carrying amount of $1.7 billion at March 31, 2013 and consisted of 45 office properties.  The primary reason for the increase in office properties relates to the purchase of three office properties.

During the three months ended March 31, 2013, we purchased three office properties and our co-investor's interest in three additional office properties as follows (in thousands):
Office Property	Location	Type of Ownership	Ownership Share	Square Feet	Date Purchased	Gross Purchase Price

Tower Place 200	Atlanta, GA	Wholly owned	100.0%	258	01/17/13	$56,250
Deerwood Portfolio (1)	Jacksonville, FL	Wholly owned	100.0%	1,019	03/07/13	130,000
Tampa Fund II Assets (2)	Tampa, FL	Wholly owned	100.0%	788	03/25/13	97,524
				2,065		$283,774

(1)	We purchased two office complexes (collectively, the "Deerwood Portfolio) totaling 1.0 million square feet located in the Deerwood submarket of Jacksonville, Florida.
(2)
We purchased our co-investor's interest of Corporate Center IV at International Plaza, Cypress Center I, II and III and the Pointe for $97.5 million, which represents our co-investor's 70% interest in these office properties.  The Tampa Fund II Assets' office properties and associated mortgage loans were previously included in the Company's consolidated balance sheets and statements of operations and comprehensive income (loss).  Therefore, the Company's purchase of its co-investor's share in these office properties will not impact the Company's overall financial position.

On April 26, 2013, we entered into a purchase and sale agreement to acquire Lincoln Place, a 140,000 square foot office building located in the South Beach submarket of Miami, Florida.  Lincoln Place is comprised of 111,000 square feet of office space and 29,000 square feet of retail space on the ground floor, with a five-story garage adjacent to the property. The property is currently 100% leased to LNR Corporation through June 2021 with no renewal or early termination option. Parkway is under contract to acquire Lincoln Place in exchange for the assumption of the existing secured first mortgage, which has a current outstanding balance of approximately $49.6 million, a fixed interest rate of 5.9% and a maturity date of June 11, 2016, and the issuance of 900,000 shares of operating partnership units. Based on our closing stock price of $18.20 per share on May 3, 2013, the implied purchase price would be approximately $66.0 million.  Closing is expected to occur by the end of the third quarter 2013, subject to customary closing conditions.

During the three months ended March 31, 2013, we capitalized building improvements of $8.5 million and recorded depreciation expense of $17.5 million related to our office properties.

Dispositions.  During the three months ended March 31, 2013, we completed the sale of Atrium at Stoneridge, a 108,000 square foot office property in Columbia, South Carolina, for a gross sales price of $3.1 million and recorded a gain of $542,000 during first quarter 2013.  We received $3.0 million in net proceeds from the sale, which was used to reduce amounts outstanding under our senior unsecured revolving credit facility.

Receivables and Other Assets. For the three months ended March 31, 2013, receivables and other assets increased $14.7 million or 11.8%. The net increase is primarily due to an increase in straight line rent receivable balances, related to one large lease renewal, office property purchases during the fourth quarter of 2012 and the first quarter of 2013, as well as an increase in capitalized lease costs and escrow deposits related to the purchase of three office properties during the first quarter of 2013.

Intangible Assets, Net. For the three months ended March 31, 2013, intangible assets net of related amortization increased $9.9 million or 8.4% due to the purchase of three office properties.

Management Contracts, Net.  For the three months ended March 31, 2013, management contracts, net of related amortization decreased $1.8 million or 9.4% as a result of amortization recorded during the period.

Cash and Cash Equivalents.  Cash and cash equivalents decreased $7.3 million or 8.9% during the three months ended March 31, 2013 primarily due to cash used to fund acquisitions during the first quarter of 2013, offset by proceeds received from our March 2013 underwritten public offering of common stock.  Our proportionate share of cash and cash equivalents at March 31, 2013 and December 31, 2012 was $46.2 million and $56.0 million, respectively.

Notes Payable to Banks. Notes payable to banks decreased $137.0 million or 52.3% during the three months ended March 31, 2013.  At March 31, 2013, notes payable to banks totaled $125.0 million and the net decrease was attributable to repayment of all borrowings under our unsecured revolving credit facility from proceeds of our March 2013 underwritten public offering of common stock, offset by borrowings used to fund acquisitions during the quarter.

Mortgage Notes Payable. During the three months ended March 31, 2013, mortgage notes payable increased $162.1 million or 26.8% due to the placement of non-recourse mortgage loans secured by three wholly owned office properties totaling $164.5 million, offset by scheduled principal payments of $2.4 million.

On February 21, 2013, we obtained an $80.0 million first mortgage secured by Phoenix Tower, a 629,000 square foot office property located in the Greenway Plaza submarket of Houston, Texas.  The mortgage loan bears interest at a fixed rate of 3.9% and matures on March 1, 2023.  Payments of interest only are due on the loan for two years, after which the principal amount of the loan begins amortizing over a 25-year period until maturity.  The loan is pre-payable after March 1, 2015, but any such prepayment is subject to a yield maintenance premium.  The agreement governing the mortgage loan contains customary rights of the lender to accelerate the loan upon, among other things, a payment default or if certain representations and warranties made by the borrower are untrue.

On March 7, 2013, simultaneously with the purchase of the Deerwood Portfolio, we obtained an $84.5 million first mortgage, which is secured by the office properties in the portfolio.  The mortgage bears interest at a fixed rate of 3.9% and matures on April 1, 2023.  Payments of interest only are due on the loan for three years, after which the principal amount of the loan begins amortizing over a 30-year period until maturity.  The loan is pre-payable after May 1, 2015, but any such prepayment is subject to a yield maintenance premium.  The agreement governing the mortgage contains customary rights of the lender to accelerate the loan upon, among other things, a payment default or if certain representations and warranties made by the borrower are untrue.

On March 25, 2013, simultaneously with the purchase of our co-investor's interest of the Tampa Fund II Assets, we assumed $40.7 million of existing first mortgages that are secured by the properties, which represents our co-investor's 70% share of the approximately $58.1 million of the existing first mortgages.

We expect to continue seeking primarily fixed-rate, non-recourse mortgage financing with maturities from five to ten years typically amortizing over 25 to 30 years on select office building investments as additional capital is needed.  We monitor a number of leverage and other financial metrics defined in the loan agreements for our senior unsecured revolving credit facility and working capital unsecured credit facility, which include but are not limited to our total debt to total asset value ratio.  In addition, we monitor interest, fixed charge and modified fixed charge coverage ratios as well the net debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") multiple.  The interest coverage ratio is computed by comparing the cash interest accrued to EBITDA.  The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA.  The modified fixed charge coverage ratio is computed by comparing cash interest accrued and preferred dividends paid to EBITDA.  The net debt to EBITDA multiple is computed by comparing our share of net debt to EBITDA for the current quarter as annualized and adjusted pro forma for any completed investment activity. We believe all of the leverage and other financial metrics we monitor, including those discussed above, provide useful information on total debt levels as well as our ability to cover interest, principal and/or preferred dividend payments.

Accounts Payable and Other Liabilities.  For the three months ended March 31, 2013, accounts payable and other liabilities increased $6.5 million or 7.8% primarily due to an increase in below market lease value liabilities associated with the purchase of three office properties during the first quarter of 2013.

Equity. Total equity increased $139.4 million or 14.6% during the three months ended March 31, 2013, as a result of the following (in thousands):

Increase
(Decrease)
(Unaudited)
Net loss attributable to Parkway Properties, Inc.	$(1,168)
Net loss attributable to noncontrolling interests	(1,257)
Net loss	(2,425)
Change in market value of interest rate swaps	1,246
Common stock dividends declared	(8,397)
Preferred stock dividends declared	(2,711)
Share-based compensation	89
Issuance of common stock	208,947
Shares issued pursuant to TPG Management Services Agreement	75
Shares withheld to satisfy tax withholding obligation on vesting of restricted stock	(35)
Purchase of noncontrolling interests of office properties owned by Parkway Properties Office Fund II, LP	(57,346)
$139,443

On March 25, 2013, we completed an underwritten public offering of 11.0 million shares of our common stock, plus an additional 1.65 million shares of our common stock issued and sold pursuant to the exercise of the underwriters' option to purchase additional shares in full, at the public offering price of $17.25 per share.  The net proceeds from the offering, after deducting the underwriting discount and offering expenses, were approximately $209.0 million.  We used the net proceeds of the common stock offering to redeem in full all of our outstanding 8.00% Series D Cumulative Redeemable Preferred Stock and will use the remaining net proceeds to fund potential acquisition opportunities, to repay amounts outstanding from time to time under our senior unsecured revolving credit facility and/or for general corporate purposes.

On April 25, 2013, we redeemed all of our outstanding 8.00% Series D Cumulative Redeemable Preferred Stock.  We paid $136.3 million to redeem the preferred shares and expect to incur a charge during the second quarter of approximately $6.6 million, which represents the difference between the costs associated with the issuances, including the price at which such shares were paid, and the redemption price.

Shelf Registration Statement.  We have a universal shelf registration statement on Form S-3 (No. 333-178001) that was declared effective by the Securities and Exchange Commission on December 5, 2011.  We may offer an indeterminate number or amount, as the case may be, of (i) shares of common stock, par value $0.001 per share; (ii) shares of preferred stock, par value $0.001 per share; and (iii) warrants to purchase preferred stock or common stock, all of which may be issued from time to time on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended, at an aggregate public offering price not to exceed $500 million.  As of March 31, 2013, we had $91.3 million of securities available for issuance under the registration statement.

Results of Operations

Comparison of the three months ended March 31, 2013 to the three months ended March 31, 2012.

Net loss attributable to common stockholders for the three months ended March 31, 2013 was $3.9 million as compared to net income attributable to common stockholders of $2.0 million for the three months ended March 31, 2012.  The decrease in net income attributable to common stockholders for the three months ended March 31, 2013 compared to the same period for 2012 in the amount of $5.9 million is primarily attributable to a decrease in gains on the sale of real estate from discontinued operations recognized during the first quarter of 2013 as compared to the same period of 2012, offset by the purchase of five wholly owned office properties during the fourth quarter of 2012 and three wholly owned office properties purchased during the first quarter of 2013.  The change in income from discontinued operations as well as other variances for income and expense items that comprise net loss attributable to common stockholders is discussed in detail below.

Office Properties. The analysis below includes changes attributable to same-store properties and acquisitions of office properties.  Same-store properties are consolidated properties that we owned for the current and prior year reporting periods, excluding properties classified as discontinued operations.  During the three months ended March 31, 2013, we classified as discontinued operations one property totaling 108,000 square feet, which was sold during the first quarter of 2013.  At March 31, 2013, same-store properties consisted of 33 properties comprising 8.4 million square feet.
The following table represents revenue from office properties for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31
				%
	2013	2012	Increase	Change
Revenue from office properties:
Same-store properties	$43,550	$42,695	$855	2.0%
Properties acquired	24,210	2,462	21,748	N/M *
Total revenue from office properties	$67,760	$45,157	$22,603	50.1%
*N/M – Not Meaningful

Revenue from office properties for same-store properties increased $855,000 or 2.0% for the three months ended March 31, 2013 as compared to the same period for 2012.  The primary reason for the increase is due to an increase in average same-store occupancy during the three months ended March 31, 2013, compared to the same period of 2012.

The following table represents property operating expenses for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31
				%
	2013	2012	Increase	Change
Expense from office properties:
Same-store properties	$17,643	$17,079	$564	3.3%
Properties acquired	7,974	876	7,098	N/M *
Total expense from office properties	$25,617	$17,955	$7,662	42.7%
*N/M – Not Meaningful

Property operating expenses for same-store properties increased $564,000 or 3.3% for the three months ended March 31, 2013, compared to the same period of 2012.  The primary reason for the increase is due to an increase in insurance and bad debt expenses.

Depreciation and Amortization.  Depreciation and amortization expense attributable to office properties increased $11.8 million for the three months ended March 31, 2013, compared to the same period for 2012.  The primary reason for the increase is due to the purchase of five office properties during the fourth quarter of 2012 and three office properties during the first quarter of 2013.

Management Company Income and Expenses.  Management company income decreased $1.1 million and management company expenses decreased $144,000 for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  The primary reason for the decreases in management company income and expenses for the three months ended March 31, 2013 is due to management contracts terminated during 2012.

Acquisition Costs.  During the three months ended March 31, 2013, we incurred $1.1 million in acquisition costs compared to $826,000 for the same period in 2012.   The primary reason for the increase is due to the purchase of three office properties in the first quarter of 2013 as compared to the purchase of two office properties in the first quarter of 2012.  Our proportionate share of acquisition costs for the three months ended March 31, 2013 and 2012 was $1.1 million and $248,000, respectively.

Share-Based Compensation Expense. Compensation expense related to restricted shares and deferred incentive share units of $89,000 and $157,000 was recognized for the three months ended March 31, 2013 and 2012, respectively.  This expense is included in general and administrative expenses on our Consolidated Statements of Operations and Comprehensive Income (Loss).  Total compensation expense related to non-vested awards not yet recognized was $724,000 at March 31, 2013. The weighted average period over which the expense is expected to be recognized is approximately 1.5 years.

Interest Expense. Interest expense from continuing operations, including amortization of deferred financing costs, increased $1.2 million or 13.3% for the three months ended March 31, 2013, compared to the same period of 2012 and is comprised of the following (in thousands):

	Three Months Ended March 31
			Increase	%
	2013	2012	(Decrease)	Change
Interest expense:
Mortgage interest expense	$8,673	$7,589	$1,084	14.3%
Credit facility interest expense	1,317	974	343	35.2%
Loss on early extinguishment of debt	-	190	(190)	-100.0%
Mortgage loan cost amortization	173	168	5	3.0%
Credit facility cost amortization	307	323	(16)	-5.0%
Total interest expense	$10,470	$9,244	$1,226	13.3%

Mortgage interest expense increased $1.1 million for the three months ended March 31, 2013 compared to the same period for 2012, and is primarily due to mortgage loans placed or assumed during 2012 and 2013, in connection with acquisitions of office properties during the same period.

Credit facility interest expense increased $343,000 for the three months ended March 31, 2013 compared to the same period of 2012.  The increase is due to an increase in year-to-date average borrowings of $150.5 million offset by a decrease in the weighted average interest rate on average borrowings of 153 basis points. The increase in average borrowings is primarily due to the placement of a $125 million term loan and borrowings under our unsecured revolving credit facility to purchase office properties during 2012 and 2013, offset by repayment of all borrowings under our unsecured revolving credit facility from proceeds of our underwritten public common stock offerings during December 2012 and March 2013.

Discontinued Operations.  Discontinued operations is comprised of the following for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31
	2013	2012
Statement of Operations:
Revenues
Income from office and parking properties	$(50)	$10,065
	(50)	10,065

Expenses
Office and parking properties:
Operating expense	244	4,233
Management company expense	8	152
Interest expense	-	1,791
Non-cash adjustment for interest rate swap	-	(138)
Depreciation and amortization	45	736
	297	6,774

Income (loss) from discontinued operations	(347)	3,291
Gain on sale of real estate from discontinued operations	542	5,575
Total discontinued operations per Statement of Operations	195	8,866
Net (income) loss attributable to noncontrolling interest from discontinued operations	13	(3,355)
Total discontinued operations-Parkway's share	$208	$5,511

All current and prior period income from the following office property dispositions is included in discontinued operations for the three months ended March 31, 2013 and 2012 (in thousands):
Office Property	Location	Square Feet	Date of Sale	Net Sales Price	Net Book Value of Real Estate	Gain (Loss) on Sale
2012 Dispositions (1):
Falls Pointe	Atlanta, GA	107	01/06/2012	$5,824	$4,467	$1,357
111 East Wacker	Chicago, IL	1,013	01/09/2012	153,240	153,237	3
Renaissance Center	Memphis, TN	189	03/01/2012	27,661	24,629	3,032
Overlook II	Atlanta, GA	260	04/30/2012	29,467	28,689	778
Wink Building	New Orleans, LA	32	06/08/2012	705	803	(98)
Ashford/Peachtree	Atlanta, GA	321	07/01/2012	29,440	28,148	1,292
Non-Core Assets	Various	1,932	Various	125,486	122,157	3,329
Sugar Grove	Houston, TX	124	10/23/2012	10,303	7,057	3,246
		3,978		$382,126	$369,187	$12,939

2013 Disposition (2):
Atrium at Stoneridge	Columbia, SC	108	03/20/2013	$2,966	$2,424	$542
		108		$2,966	$2,424	$542

(1) Total gain on the sale of real estate in discontinued operations recognized for the year ended December 31, 2012 was $12.9 million, of which $8.1 million was our proportionate share.
(2) Total gain on the sale of real estate in discontinued operations recognized during the three months ended March 31, 2013 was $542,000.

On March 20, 2013, we sold Atrium at Stoneridge, a 108,000 square foot office property located in Columbia, South Carolina, for a gross sales price of $3.1 million and recorded a gain of $542,000 during the first quarter 2013.  We received $3.0 million in net proceeds from the sale, which was used to reduce amounts outstanding under our senior unsecured revolving credit facility.

Income Taxes.  The analysis below reflects changes to the components of income tax (expense) benefit for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31
				%
	2013	2012	Decrease	Change
Current:
Federal	$(51)	$(351)	$300	85.5%
State	(10)	(55)	45	81.8%
Total current	$(61)	$(406)	$345	85.0%

	Three Months Ended March 31
				%
	2013	2012	Increase	Change
Deferred:
Federal	$480	$207	$273	131.9%
State	88	38	50	131.6%
Total deferred	$568	$245	$323	131.8%

Total income tax benefit (expense)	$507	$(161)	$668	414.9%

Current income tax expense decreased $345,000 for the three months ended March 31, 2013, compared to the same period of 2012.  The decrease is directly attributable to the decrease in management company income for the three months ended March 31, 2013.  Deferred income tax benefit increased $323,000 for the three months ended March 31, 2013 compared to the same period of 2012.  The increase is directly attributable to the management contract impairment recognized during the fourth quarter of 2012.  At March 31, 2013, the deferred tax liability associated with the management contracts totaled $1.4 million.

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

Our long-term liquidity needs include payment of the principal amount of our long-term debt as it matures, significant capital expenditures that may need to be made at our properties and acquiring additional assets that meet our investment criteria.  We anticipate using proceeds from the placement of new mortgage loans and refinancing of existing mortgage loans, proceeds from the sale of assets and the portions of owned assets through joint ventures and the possible sale of equity or debt securities to meet our long-term liquidity needs.  We anticipate that these funding sources will be adequate to meet our liquidity needs.

Cash.

Cash and cash equivalents were $74.6 million and $31.5 million at March 31, 2013 and 2012, respectively.  Cash flows provided by operating activities for the three months ended March 31, 2013 and 2012 were $17.3 million and $15.6 million, respectively.  The increase in cash flows from operating activities of $1.7 million is primarily attributable to an increase in revenues offset by an increase in operating expenses, both as a result of office property acquisitions during 2012 and 2013.

Cash used in investing activities was $189.7 million and $25.9 million for the three months ended March 31, 2013 and 2012, respectively.  The increase in cash used by investing activities of $163.8 million is primarily due to an increase in investments in real estate as well as a decrease in proceeds from the sale of real estate.

Cash provided by financing activities was $165.1 million for the three months ended March 31, 2013 compared to cash used in financing activities of $33.4 million for the three months ended March 31, 2012.  The increase in cash provided by financing activities of $198.5 million is primarily attributable to the net proceeds of our March 2013 underwritten public common stock offering and an increase in mortgage loan proceeds due to the placement of non-recourse mortgage loans secured by two office properties, offset by distributions to non-controlling interests for the purchase of our co-investor's 70% interest in the Tampa Fund II Assets.

Indebtedness.

Notes Payable to Banks.  At March 31, 2013, we did not have any amounts outstanding under our senior unsecured revolving credit facilities and had $125.0 million outstanding under our unsecured term loan.

		Interest		Outstanding
Credit Facilities	Lender	Rate	Maturity	Balance
$10.0 Million Unsecured Working Capital Revolving Credit Facility (1)	PNC Bank	-%	03/29/16	$-
$215.0 Million Unsecured Revolving Credit Facility (1)	Various	-%	03/29/16	-
$125.0 Million Unsecured Term Loan (2)	Various	2.2%	09/27/17	125,000
		2.2%		$125,000

(1)
The interest rate on the credit facilities is based on LIBOR plus an applicable margin of 160 to 235 basis points, depending upon overall Company leverage as defined in the loan agreements for the Company's credit facilities, with the current rate set at 160 basis points.  Additionally, the Company pays fees on the unused portion of the credit facilities ranging between 25 and 35 basis points based upon usage of the aggregate commitment, with the current rate set at 35 basis points.

(2)
The interest rate on the term loan is based on LIBOR plus an applicable margin of 150 to 230 basis points, depending on overall Company leverage (with the current rate set at 150 basis points).  On September 28, 2012, the Company executed two floating-to-fixed interest rate swaps totaling $125 million, locking LIBOR at 0.7% for five years which was effective October 1, 2012.

We monitor a number of leverage and other financial metrics including, but not limited to, total debt to total asset value ratio, as defined in the loan agreements for our senior unsecured revolving credit facility and working capital unsecured credit facility.  In addition, we also monitor interest, fixed charge and modified fixed charge coverage ratios, as well as the net debt to EBITDA multiple.  The interest coverage ratio is computed by comparing the cash interest accrued to EBITDA. The interest coverage ratio for the three months ended March 31, 2013 and 2012 was 4.2 and 3.3 times, respectively.  The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA.  The fixed charge coverage ratio for the three months ended March 31, 2013 and 2012 was 2.5 and 2.0 times, respectively.  The modified fixed charge coverage ratio is computed by comparing the cash interest accrued and preferred dividends paid to EBITDA.  The modified fixed charge coverage ratio for the three months ended March 31, 2013 and 2012 was 3.0 and 2.3 times, respectively.  The net debt to EBITDA multiple is computed by comparing our share of net debt to EBITDA for the current quarter, as annualized and adjusted pro forma for any completed investment activity.  The net debt to EBITDA multiple for the three months ended March 31, 2013 and 2012 was 4.8 and 4.7 times, respectively.  We believe various leverage and other financial metrics we monitor provide useful information on total debt levels as well as our ability to cover interest, principal and/or preferred dividend payments.

Mortgage Notes Payable.  At March 31, 2013, we had $768.0 million in mortgage notes payable secured by office properties, with an average interest rate of 5.0%.

The table below presents the principal payments due and weighted average interest rates for total mortgage notes payable at March 31, 2013 (in thousands).

		Weighted	Total		Recurring
		Average	Mortgage	Balloon	Principal
		Interest Rate	Maturities	Payments	Amortization
Schedule of Mortgage Maturities by Years:
2013	*	5.0%	$7,394	$-	$7,394
2014		5.0%	10,963	-	10,963
2015		5.0%	26,972	14,051	12,921
2016		4.9%	149,714	137,406	12,308
2017		4.7%	120,012	107,907	12,105
2018		4.7%	101,768	91,550	10,218
Thereafter		4.0%	351,182	329,458	21,724
Total		5.0%	$768,005	$680,372	$87,633
Fair value at 03/31/13			$765,934
*Remaining nine months

On February 21, 2013, we obtained an $80.0 million first mortgage secured by Phoenix Tower, a 629,000 square foot office property located in the Greenway Plaza submarket of Houston, Texas.  The mortgage loan bears interest at a fixed rate of 3.9% and matures on March 1, 2023.  Payments of interest only are due on the loan for two years, after which the principal amount of the loan begins amortizing over a 25-year period until maturity.  The loan is pre-payable after March 1, 2015, but any such prepayment is subject to a yield maintenance premium.  The agreement governing the mortgage loan contains customary rights of the lender to accelerate the loan upon, among other things, a payment default or if certain representations and warranties made by the borrower are untrue.

On March 7, 2013, simultaneously with the purchase of the Deerwood Portfolio, we obtained an $84.5 million first mortgage, which is secured by the office properties in the portfolio.  The mortgage bears interest at a fixed rate of 3.9% and matures on April 1, 2023.  Payments of interest only are due on the loan for three years, after which the principal amount of the loan begins amortizing over a 30-year period until maturity.  The loan is pre-payable after May 1, 2015, but any such prepayment is subject to a yield maintenance premium.  The agreement governing the mortgage contains customary rights of the lender to accelerate the loan upon, among other things, a payment default or if certain representations and warranties made by the borrower are untrue.

On March 25, 2013, simultaneously with the purchase of its partner's share of the Tampa Fund II Assets, we assumed $40.7 million of existing first mortgages that are secured by the properties, which represents our partner's 70% share of the approximately $58.1 million of the existing first mortgages.

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

We designated the swaps as cash flow hedges of the variable interest rates on our $125.0 million unsecured term loan and the debt secured by 245 Riverside, Corporate Center IV at International Plaza, Cypress Center I, II, and III, Bank of America Center, Two Ravinia, Hayden Ferry I, Hayden Ferry II, and NASCAR Plaza.  These swaps are considered to be fully effective and changes in the fair value of the swaps are recognized in accumulated other comprehensive loss.

Our interest rate hedge contracts at March 31, 2013, and 2012 are summarized as follows (in thousands):

						Fair Value
						Asset (Liability)
Type of	Balance Sheet	Notional	Maturity		Fixed	March 31
Hedge	Location	Amount	Date	Reference Rate	Rate	2013	2012
Swap	Accounts payable and other liabilities	$12,088	11/18/15	1-month LIBOR	4.1%	$(541)	$(575)
Swap	Accounts payable and other liabilities	$30,000	02/01/16	1-month LIBOR	2.3%	(1,666)	-
Swap	Accounts payable and other liabilities	$50,000	09/27/17	1-month LIBOR	2.2%	26	-
Swap	Accounts payable and other liabilities	$75,000	09/27/17	1-month LIBOR	2.2%	39	-
Swap	Accounts payable and other liabilities	$33,875	11/18/17	1-month LIBOR	4.7%	(3,113)	(2,715)
Swap	Accounts payable and other liabilities	$22,000	01/25/18	1-month LIBOR	4.5%	(1,804)	(1,454)
Swap	Accounts payable and other liabilities	$47,500	01/25/18	1-month LIBOR	5.0%	(1,447)	(403)
Swap	Accounts payable and other liabilities	$9,250	09/30/18	1-month LIBOR	5.2%	(1,140)	(1,010)
Swap	Accounts payable and other liabilities	$22,500	10/08/18	1-month LIBOR	5.4%	(2,935)	(2,641)
Swap	Accounts payable and other liabilities	$22,100	11/18/18	1-month LIBOR	5.0%	(2,458)	(2,062)
						$(15,039)	$(10,860)

Equity

We have a universal shelf registration statement on Form S-3 (No. 333-178001) that was declared effective by the Securities and Exchange Commission on December 5, 2011.  We may offer an indeterminate number or amount, as the case may be, of (i) shares of common stock, par value $0.001 per share; (ii) shares of preferred stock, par value $0.001 per share; and (iii) warrants to purchase preferred stock or common stock, all of which may be issued from time to time on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended, at an aggregate public offering price not to exceed $500 million.  As of March 1, 2013, we had $91.3 million of securities available for issuance under the registration statement.

We may issue equity securities from time to time, including units issued by our operating partnership in connection with property acquisitions, as management may determine necessary or appropriate to satisfy our liquidity needs, taking into consideration market conditions, our stock price, the cost and availability of other sources of liquidity and any other relevant factors.

On March 25, 2013, we completed an underwritten public offering of 11.0 million shares of our common stock, plus an additional 1.65 million shares of our common stock issued and sold pursuant to the exercise of the underwriters' option to purchase additional shares in full, at the public offering price of $17.25 per share.  The net proceeds from the offering, after deducting the underwriting discount and offering expenses, were approximately $209.0 million.  We used the net proceeds of the stock offering to redeem in full all of our outstanding 8.00% Series D Cumulative Redeemable Preferred Stock and will use remaining net proceeds to fund potential acquisition opportunities, to repay amounts outstanding from time to time under our senior unsecured revolving credit facility and/or for general corporate purposes.

On April 25, 2013, we redeemed all of our outstanding 8.00% Series D Cumulative Redeemable Preferred Stock using proceeds from our March 2013 underwritten public offering of common stock.  We paid $136.3 million to redeem the preferred shares and expect to incur a charge during the second quarter of approximately $6.6 million, which represents the difference between the costs associated with the issuances, including the price at which such shares were paid, and the redemption price.

Capital Expenditures

During the three months ended March 31, 2013, we incurred $4.6 million in recurring capital expenditures on a consolidated basis, with $3.8 million representing our share of such expenditures.  These costs include tenant improvements, leasing costs and recurring building improvements. During the three months ended March 31, 2013, we incurred $6.1 million related to upgrades on properties acquired in recent years that were anticipated at the time of purchase and major renovations that are nonrecurring in nature to office properties, with $3.6 million representing our share of such expenditures.  All such improvements were financed with cash flow from the properties, capital expenditure escrow accounts, borrowings under our senior unsecured revolving credit facility and contributions from joint venture partners.

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

During the three months ended March 31, 2013, we paid $8.4 million in dividends to our common stockholders and $2.7 million to our Series D preferred stockholders.   These dividends were funded with cash flow from the properties, proceeds from the sales of properties, proceeds from the issuance of common stock or borrowings on our credit facility.

Contractual Obligations

See information appearing under the caption "Financial Condition – Comparison of the three months ended March 31, 2013 to the year ended December 31, 2012 – Notes Payable to Banks" and "Financial Condition – Comparison of the three months ended March 31, 2013 to the year ended December 31, 2012 – Mortgage Notes Payable" in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of changes in long-term debt since December 31, 2012.

Critical Accounting Policies and Estimates

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

The accounting policies and estimates used in the preparation of our Consolidated Financial Statements are more fully described in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  However, certain of our significant accounting policies are considered critical accounting policies due to the increased level of assumptions used or estimates made in determining their impact on our Consolidated Financial Statements.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income", which requires disclosure of the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income.  The disclosure requirements are effective for the Company on January 1, 2013, and we do not expect the guidance to have a material impact on our consolidated financial statements.

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

The following table presents a reconciliation of our net income (loss) for Parkway Properties, Inc. to FFO for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
	March 31
	2013	2012
Net income (loss) for Parkway Properties, Inc.	$(1,168)	$4,705
Adjustments to derive funds from operations:
Depreciation and amortization	29,515	17,690
Depreciation and amortization – discontinued operations	46	714
Noncontrolling interest depreciation and amortization	(7,856)	(8,041)
Noncontrolling interest – unit holders	(2)	89
Adjustments for unconsolidated joint ventures – discontinued operations	-	22
Preferred dividends	(2,711)	(2,711)
Gain on sale of real estate (Parkway's Share)	(542)	(2,333)
Funds from operations attributable to common stockholders (1)	$17,282	$10,135

(1)	Funds from operations attributable to common stockholders for the three months ended March 31, 2013 and 2012 include the following items at our proportionate ownership share (in thousands):

	Three Months Ended
	March 31
	2013	2012
Gain on extinguishment of debt	$-	$(288)
Acquisition costs	(1,130)	(248)
Non-recurring lease termination fee income	146	596
Change in fair value of contingent consideration	-	(216)
Non-cash adjustment for interest rate swap	-	138
Realignment expenses	(460)	(180)

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

We view EBITDA primarily as a liquidity measure and, as such, the GAAP financial measure most directly comparable to it is cash flows provided by operating activities.  Because EBITDA is not a measure of financial performance calculated in accordance with GAAP, it should not be considered in isolation or as a substitute for operating income, net income, or cash flows provided by operating, investing and financing activities prepared in accordance with GAAP.  The following table reconciles cash flows provided by operating activities to EBITDA for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
	March 31
	2013	2012
	(Unaudited)
Cash flows provided by operating activities	$17,271	$15,566
Amortization of above market leases	(848)	(1,094)
Interest rate swap adjustment	-	(138)
Interest expense	9,990	10,172
Loss on early extinguishment of debt	-	288
Acquisition costs (Parkway's share)	1,130	248
Tax expense - current	61	406
Change in deferred leasing costs	2,304	1,792
Change in receivables and other assets	10,747	(8,468)
Change in accounts payable and other liabilities	(2,879)	11,045
Adjustments for noncontrolling interests	(10,032)	(9,517)
Adjustments for unconsolidated joint ventures	-	37
EBITDA	$27,744	$20,337

The reconciliation of net income (loss) for Parkway Properties, Inc. to EBITDA and the computation of our proportionate share of interest, fixed charge and modified fixed charge coverage ratios, as well as the net debt to EBITDA multiple is as follows for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
	March 31
	2013	2012
	(Unaudited)
Net income (loss) for Parkway Properties, Inc.	$(1,168)	$4,705
Adjustments to net income (loss) for Parkway Properties, Inc.:
Interest expense	9,990	10,172
Amortization of financing costs	480	537
Non-cash adjustment for interest rate swap – discontinued operations	-	(138)
(Gain) loss on early extinguishment of debt	-	291
Acquisition costs (Parkway's share)	1,130	248
Depreciation and amortization	29,561	18,404
Amortization of share-based compensation	89	157
Gain on sale of real estate (Parkway's share)	(542)	(2,333)
Change in fair value of contingent consideration	-	216
Tax expense (benefit)	(507)	161
EBITDA adjustments - unconsolidated joint ventures	-	58
EBITDA adjustments - noncontrolling interest in real estate partnerships	(11,289)	(12,141)
EBITDA (1)	$27,744	$20,337

Interest coverage ratio:
EBITDA	$27,744	$20,337
Interest expense:
Interest expense	$9,990	$10,172
Interest expense - unconsolidated joint ventures	-	21
Interest expense - noncontrolling interest in real estate partnerships	(3,352)	(3,987)
Total interest expense	$6,638	$6,206
Interest coverage ratio	4.2	3.3

Fixed charge coverage ratio:
EBITDA	$27,744	$20,337
Fixed charges:
Interest expense	$6,638	$6,206
Preferred dividends	2,711	2,711
Principal payments (excluding early extinguishment of debt)	2,385	1,758
Principal payments - unconsolidated joint ventures	-	6
Principal payments - noncontrolling interest in real estate partnerships	(668)	(364)
Total fixed charges	$11,066	$10,317
Fixed charge coverage ratio	2.5	2.0

Modified fixed charge coverage ratio:
EBITDA	$27,744	$20,337
Modified fixed charges:
Interest expense	$6,638	$6,206
Preferred dividends	2,711	2,711
Total modified fixed charges	$9,349	$8,917
Modified fixed charge coverage ratio	3.0	2.3

Net Debt to EBITDA multiple:
Annualized EBITDA (2)	$127,466	$76,216
Parkway's share of total debt:
Mortgage notes payable	$768,005	$553,674
Mortgage notes payable-held for sale	-	90,710
Notes payable to banks	125,000	48,000
Adjustments for non-controlling interest in real estate partnerships	(230,885)	(320,107)
Parkway's share of total debt	662,120	372,277
Less: Parkway's share of cash	(46,235)	(12,522)
Parkway's share of net debt	$615,885	$359,755
Net Debt to EBITDA multiple	4.8	4.7

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

Inflation

Inflation has not had a significant impact on us because of the relatively low inflation rate in our geographic areas of operation.  Additionally, most of our leases require customers to pay their pro rata share of operating expenses above an initial base year, including common area maintenance, real estate taxes, utilities and insurance, thereby reducing our exposure to increases in operating expenses resulting from inflation.  Our leases typically have three to seven year terms, which may enable us to replace existing leases with new leases at market base rent, which may be higher or lower than the existing lease rate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See information appearing under the caption "Liquidity" in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2013.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2013.  There were no changes in our internal control over financial reporting during the first quarter of 2013 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, please refer to Item 1A - Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 27, 2013, we issued 4,223 shares of common stock to TPG VI Management, LLC as payment of a monitoring fee pursuant to the Management Services Agreement dated June 5, 2012, which we entered into in connection with the 2012 investment transaction with TPG IV Pantera Holdings, L.P.  The common stock was issued in a transaction that was not registered under the Securities Act of 1933, as amended (the "Act"), in reliance on Section 4(2) of the Act.

The following table shows the total number of shares that we acquired during the three months ended March 31, 2013:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs

01/01/13 to 01/31/13	2,275	(1)	$15.56	-	-
02/01/13 to 02/28/13	-		-	-	-
03/01/13 to 03/31/13	-		-	-	-
Total	2,275		$15.56
(1) As permitted under our equity compensation plan, these shares were withheld by us to satisfy tax withholding obligations for employees in connection with the vesting of stock. Shares withheld for tax withholding obligations do not affect the total number of shares available for repurchase under any approved common stock repurchase plan. At March 31, 2013, we did not have an authorized stock repurchase plan in place.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

10.1	Purchase and Sale Agreement, dated as of January 21, 2013, by and between FDG Mezzanine A LLC and Flagler Development Company LLC, as Sellers, and Parkway Properties, LP, as Purchaser (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed January 23, 2013).
10.2	Consulting Agreement dated January 28, 2013 by and between Parkway Properties, Inc. and Mandy M. Pope (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed January 29, 2013).
10.3	Second Amended and Restated Agreement of Limited Partnership of Parkway Properties, LP, dated February 27, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed February 27, 2013).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Parkway Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations and comprehensive income, (iii) consolidated statement of changes in equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.**
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

DATE: May 6, 2013
  PARKWAY PROPERTIES, INC.

  BY: /s/ O. Darryl Waltman
  O. Darryl Waltman
  Senior Vice President and
  Chief Accounting Officer