Form 10-Q
period 2013-06-30
PARKWAY PROPERTIES INC
filed 2013-08-05
CIK 729237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended June 30, 2013
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from_______to______

Commission File Number 1-11533

Parkway Properties, Inc.

(Exact name of registrant as specified in its charter)

Maryland	74-2123597
(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification No.)

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

68,572,111 shares of Common Stock, $.001 par value, were outstanding at August 1, 2013.

PARKWAY PROPERTIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

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

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30	December 31
	2013	2012
	(Unaudited)
Assets
Real estate related investments:
Office and parking properties	$1,952,276	$1,762,566
Accumulated depreciation	(223,184)	(199,849)
	1,729,092	1,562,717
Land available for sale	250	250
	1,729,342	1,562,967
Receivables and other assets	155,743	124,691
Intangible assets, net	120,704	118,097
Assets held for sale	9,831	—
Management contracts, net	15,437	19,000
Cash and cash equivalents	30,241	81,856
Total assets	$2,061,298	$1,906,611

Liabilities
Notes payable to banks	$313,000	$262,000
Mortgage notes payable	724,090	605,889
Accounts payable and other liabilities	87,856	82,716
Liabilities related to assets held for sale	325	—
Total liabilities	1,125,271	950,605

Equity
Parkway Properties, Inc. stockholders' equity:
8.00% Series D Preferred Stock, $.001 par value, 5,421,296 shares authorized, issued and outstanding in 2012	—	128,942
Common stock, $.001 par value, 120,000,000 and 114,578,704 shares authorized in 2013 and 2012, respectively, and 68,572,111 and 56,138,209 shares issued and outstanding in 2013 and 2012, respectively	69	56
Additional paid-in capital	1,097,788	907,254
Accumulated other comprehensive loss	(814)	(4,425)
Accumulated deficit	(375,138)	(337,813)
Total Parkway Properties, Inc. stockholders' equity	721,905	694,014
Noncontrolling interests	214,122	261,992
Total equity	936,027	956,006
Total liabilities and equity	$2,061,298	$1,906,611

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Revenues
Income from office and parking properties	$71,598	$48,655	$138,781	$93,135
Management company income	4,480	4,973	8,832	10,405
Total revenues	76,078	53,628	147,613	103,540
Expenses and other
Property operating expense	28,259	18,940	53,573	36,607
Depreciation and amortization	31,471	19,106	60,764	36,566
Change in fair value of contingent consideration	—	—	—	216
Management company expenses	4,591	4,226	8,981	8,760
General and administrative	4,690	3,918	8,905	7,517
Acquisition costs	511	506	1,646	1,332
Total expenses and other	69,522	46,696	133,869	90,998
Operating income	6,556	6,932	13,744	12,542
Other income and expenses
Interest and other income	82	44	185	141
Interest expense	(11,304)	(8,536)	(21,774)	(17,780)
Loss before income taxes	(4,666)	(1,560)	(7,845)	(5,097)
Income tax benefit (expense)	384	11	891	(150)
Loss from continuing operations	(4,282)	(1,549)	(6,954)	(5,247)
Discontinued operations:
Income (loss) from discontinued operations	(4,387)	(374)	(4,682)	3,076
Gain on sale of real estate from discontinued operations	—	3,197	542	8,772
Total discontinued operations	(4,387)	2,823	(4,140)	11,848
Net income (loss)	(8,669)	1,274	(11,094)	6,601
Net loss attributable to noncontrolling interest – real estate partnerships	1,049	1,426	2,304	893
Net (income) loss attributable to noncontrolling interests – unit holders	—	73	2	(16)
Net income (loss) for Parkway Properties, Inc.	(7,620)	2,773	(8,788)	7,478
Dividends on preferred stock	(722)	(2,710)	(3,433)	(5,421)
Dividends on convertible preferred stock	—	(1,011)	—	(1,011)
Dividends on preferred stock redemption	(6,604)	—	(6,604)	—
Net income (loss) attributable to common stockholders	$(14,946)	$(948)	$(18,825)	$1,046

Net income (loss)	$(8,669)	$1,274	$(11,094)	$6,601
Change in fair value of interest rate swaps	(8,093)	(1,048)	(9,339)	(966)
Comprehensive income (loss)	(16,762)	226	(20,433)	5,635
Comprehensive (income) loss attributable to noncontrolling interests	(1,579)	3,945	(3,422)	3,131
Comprehensive income (loss) attributable to common stockholders	$(18,341)	$4,171	$(23,855)	$8,766
Net income (loss) per common share attributable to Parkway Properties, Inc.:
Basic and Diluted:
Loss from continuing operations attributable to Parkway Properties, Inc.	$(0.16)	$(0.15)	$(0.23)	$(0.31)
Discontinued operations	(0.06)	0.11	(0.07)	0.36
Basic and diluted net income (loss) attributable to Parkway Properties, Inc.	$(0.22)	$(0.04)	$(0.30)	$0.05
Weighted average shares outstanding:
Basic	68,526	23,440	62,720	22,504
Diluted	68,526	23,440	62,720	22,504
Amounts attributable to Parkway Properties, Inc. common stockholders:
Loss from continuing operations attributable to Parkway Properties, Inc.	$(10,516)	$(3,449)	$(14,655)	$(7,128)
Discontinued operations	(4,430)	2,501	(4,170)	8,174
Net income (loss) attributable to common stockholders	$(14,946)	$(948)	$(18,825)	$1,046
See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share and per share data)
(Unaudited)

		Parkway Properties, Inc. Stockholders
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$128,942	$56	$907,254	$(4,425)	$(337,813)	$261,992	$956,006
Net loss	—	—	—	—	(8,788)	(2,306)	$(11,094)
Change in fair value of interest rate swaps	—	—	—	3,611	—	5,728	9,339
Common dividends declared-$0.30 per share	—	—	—	—	(18,500)	—	(18,500)
Preferred dividends declared-$1.00 per share	—	—	—	—	(3,433)	—	(3,433)
Original issue costs - preferred stock redemption	—	—	—	—	(6,604)	—	(6,604)
Share-based compensation	—	—	1,321	—	—	—	1,321
11,432 shares issued in lieu of Director's fees	—	—	220	—	—	—	220
Issuance of 12,650,000 shares of common stock	—	13	208,722	—	—	—	208,735
Issuance of 11,611 shares issued pursuant to TPG Management Services Agreement	—	—	200	—	—	—	200
Buyback of 2,275 shares to satisfy tax withholding obligation in connection with the vesting of restricted stock	—	—	(35)	—	—	—	(35)
Series D Preferred Stock redemption	(128,942)	—	—	—	—	—	(128,942)
Distributions to noncontrolling interest	—	—	—	—	—	(13,840)	(13,840)
Purchase of noncontrolling interest's share of office properties owned by Parkway Properties Office Fund II, L.P.	—	—	(19,894)	—	—	(37,452)	(57,346)
Balance at June 30, 2013	$—	$69	$1,097,788	$(814)	$(375,138)	$214,122	$936,027

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30
	2013	2012
	(Unaudited)
Operating activities
Net income (loss)	$(11,094)	$6,601
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	60,764	36,566
Depreciation and amortization – discontinued operations	479	1,539
Amortization of above market leases	1,572	2,323
Amortization of below market leases – discontinued operations	—	(38)
Amortization of loan costs	1,145	1,030
Share-based compensation expense	1,321	204
Deferred income tax benefit	(1,135)	(478)
Gain on sale of real estate investments	(542)	(8,772)
Non-cash impairment loss on real estate-discontinued operations	4,600	—
Equity in loss of unconsolidated joint ventures-discontinued operations	—	19
Change in fair value of contingent consideration	—	216
Increase in deferred leasing costs	(3,991)	(4,710)
Changes in operating assets and liabilities:
Change in receivables and other assets	(22,914)	1,087
Change in accounts payable and other liabilities	9,511	(3,267)
Net cash provided by operating activities	39,716	32,320
Investing activities
Proceeds from mortgage loan	—	1,500
Distributions from unconsolidated joint ventures	—	120
Investment in real estate	(225,754)	(378,693)
Proceeds from sale of real estate	2,966	110,816
Improvements to real estate	(15,819)	(13,931)
Net cash used in investing activities	(238,607)	(280,188)
Financing activities
Principal payments on mortgage notes payable	(59,800)	(20,256)
Proceeds from mortgage notes payable	178,000	73,500
Proceeds from bank borrowings	309,804	133,989
Payments on bank borrowings	(258,804)	(155,044)
Debt financing costs	(2,495)	(2,215)
Purchase of Company stock	(35)	(113)
Dividends paid on common stock	(18,660)	(3,711)
Dividends paid on convertible preferred stock	—	(1,011)
Dividends paid on preferred stock	(3,433)	(8,132)
Contributions from noncontrolling interest partners	—	3,447
Distributions to noncontrolling interest partners	(70,703)	(615)
Redemption of preferred stock	(135,532)	—
Proceeds from stock offerings, net of transaction costs	208,934	186,100
Net cash provided by financing activities	147,276	205,939
Change in cash and cash equivalents	(51,615)	(41,929)
Cash and cash equivalents at beginning of period	81,856	75,183
Cash and cash equivalents at end of period	$30,241	$33,254
See notes to consolidated financial statements.

Parkway Properties, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  All such adjustments are of a normal recurring nature.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Operating results for the three months and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.  The financial statements should be read in conjunction with the 2012 annual report and the notes thereto.

The balance sheet at December 31, 2012 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by United States GAAP for complete financial statements.

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-2, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income", which requires disclosure of the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income.  The disclosure requirements are effective for the Company on January 1, 2013, and the Company does not expect the guidance to have a material impact on its consolidated financial statements.

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

The computation of diluted EPS is as follows (in thousands, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Numerator:
Basic and diluted net income (loss) attributable to common stockholders	$(14,946)	$(948)	$(18,825)	$1,046
Basic weighted average shares	68,526	23,440	62,720	22,504
Dilutive weighted average shares	68,526	23,440	62,720	22,504
Diluted net income (loss) per share attributable to Parkway Properties, Inc.	$(0.22)	$(0.04)	$(0.30)	$0.05

The computation of diluted EPS for the three months and six months ended June 30, 2013 and 2012 did not include the effect of employee stock options, deferred incentive share units, and restricted shares as their inclusion would have been anti-dilutive. Terms and conditions of these awards are described in Note I.

Note C – Supplemental Cash Flow Information and Schedule of Non-Cash Investing and Financing Activity

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

	Six Months Ended June 30
	2013	2012
	(in thousands)
Supplemental cash flow information:
Cash paid for interest	$19,939	$19,689
Cash paid for income taxes	76	1,120
Supplemental schedule of non-cash investing and financing activity:
Mortgage note payable transferred to purchaser	—	(224,498)
Stock options, profits interest units, restricted shares and deferred incentive share units issued	(287)	(654)
Shares issued pursuant to TPG Management Services Agreement	200	75
Shares issued in lieu of Director's fees	220	263
Operating partnership unit converted to common stock	—	15,112

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

On June 3, 2013, the Company purchased an approximate 75% equity method interest in the US Airways Building, a 225,000 square foot office property located in the Tempe submarket of Phoenix, Arizona, for a purchase price of $41.8 million, which is accounted for in office and parking properties on the Company's consolidated balance sheets at June 30, 2013.  At closing, an affiliate of the Company issued a $13.9 million mortgage loan to the buyer, a wholly owned subsidiary, and an affiliate of US Airways, which is secured by the building. The mortgage loan carries a fixed interest rate of 3.0% and matures in December 2016. In accordance with GAAP, the Company's share of this loan and its related principal and interest payments have been eliminated in the Company's consolidated financial statements. This nine-story Class A office building is adjacent to Parkway's Hayden Ferry Lakeside and Tempe Gateway assets and shares a parking garage with Tempe Gateway.  The property is the headquarters for US Airways, which has leased 100% of the building through April 2024.  US Airways has a termination option on December 31, 2016 or December 31, 2021 with 12 months prior notice.  US Airways is also the owner of the remaining approximate 25% in the building.

The allocation of purchase price related to intangible assets and liabilities and weighted average amortization period (in years) for each class of asset or liability for Tower Place 200, the Deerwood Portfolio and the US Airways Building is as follows (in thousands, except weighted average life):

	Amount	Weighted Average Life
Land	$36,815	N/A
Buildings and garages	148,206	40
Tenant improvements	18,455	6
Lease commissions	8,272	6
Lease in place value	18,075	5
Above market leases	2,936	4
Below market leases	(5,735)	7

The allocation of purchase price for the US Airways Building was preliminary at June 30, 2013 due to the timing of the acquisition.

The unaudited pro forma effect on the Company's results of operations for the purchase of Tower Place 200, the Deerwood Portfolio, the Tampa Fund II assets and the US Airways Building as if the purchase had occurred on January 1, 2012 is as follows (in thousands, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Revenues	$77,178	$60,687	$153,653	$117,742
Net income (loss) attributable to common stockholders	$(14,489)	$(406)	$(18,074)	$2,891
Basic net income (loss) attributable to common stockholders	$(0.21)	$(0.02)	$(0.29)	$0.13
Diluted net income (loss) attributable to common stockholders	$(0.21)	$(0.02)	$(0.29)	$0.13

On April 26, 2013, the Company entered into a purchase and sale agreement to acquire Lincoln Place, a 140,000 square foot office building located in the South Beach submarket of Miami, Florida.  Lincoln Place is comprised of 111,000 square feet of office space and 29,000 square feet of retail space on the ground floor, with a five-story garage adjacent to the property. The property is currently 100% leased to LNR Corporation through June 2021 with no renewal or early termination option. Parkway is under contract to acquire Lincoln Place in exchange for the assumption of the existing secured first mortgage, which has a current outstanding balance of approximately $49.6 million, a fixed interest rate of 5.9% and a maturity date of June 11, 2016, and the issuance of 900,000 shares of operating partnership units. Based on Parkway's closing stock price of $17.78 per share on August 1, 2013, the implied purchase price would be approximately $65.6 million.  Closing is expected to occur by the end of the third quarter 2013, subject to customary closing conditions.

For details regarding dispositions during the six months ended June 30, 2013, please see Note E – Discontinued Operations.

Note E – Discontinued Operations

All current and prior period income from the following office property dispositions and properties held for sale is included in discontinued operations for the three months and six months ended June 30, 2013 and 2012 (in thousands).

Office Property	Location	Square Feet	Date of Sale	Net Sales Price	Net Book Value of Real Estate	Gain (Loss) on Sale
2012 Dispositions (1):
Falls Pointe	Atlanta, GA	107	1/6/2012	$5,824	$4,467	$1,357
111 East Wacker	Chicago, IL	1,013	1/9/2012	153,240	153,237	3
Renaissance Center	Memphis, TN	189	3/1/2012	27,661	24,629	3,032
Overlook II	Atlanta, GA	260	4/30/2012	29,467	28,689	778
Wink Building	New Orleans, LA	32	6/8/2012	705	803	(98)
Ashford/Peachtree	Atlanta, GA	321	7/1/2012	29,440	28,148	1,292
Non-Core Assets	Various	1,932	Various	125,486	122,157	3,329
Sugar Grove	Houston, TX	124	10/23/2012	10,303	7,057	3,246
		3,978		$382,126	$369,187	$12,939
2013 Disposition (2):
Atrium at Stoneridge	Columbia, SC	108	3/20/2013	$2,966	$2,424	$542
		108		$2,966	$2,424	$542

Office Property	Location	Square Feet	Date of Sale	Gross Sales Price
Properties Held for Sale at June 30, 2013 (3)
Waterstone	Atlanta, GA	93	7/10/2013	$3,400
Meridian	Atlanta, GA	97	7/10/2013	6,800
		190		$10,200

(1) Total gain on the sale of real estate in discontinued operations recognized for the year ended December 31, 2012 was $12.9 million, of which $8.1 million was our proportionate share.
(2) Total gain on the sale of real estate in discontinued operations recognized during the six months ended June 30, 2013 was $542,000.
(3) Gains and losses on assets held for sale are expected to be finalized upon sale and reflected in the nine months ended September 30, 2013 financial statements.

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

On July 10, 2013, the Company sold two office properties, Waterstone and Meridian, totaling 190,000 square feet located in Atlanta, Georgia, for a gross sales price of $10.2 million and recorded an impairment loss of $4.6 million during the second quarter of 2013 related to the sale of these assets. The Company received $9.5 million in net proceeds from the sale, which was used to reduce amounts outstanding under the Company's senior unsecured revolving credit facility.

On July 17, 2013, the Company sold Bank of America Plaza, a 436,000 square foot office property located in Nashville, Tennessee, for a gross sales price of $42.8 million and expects to record a gain of approximately $11.9 million during the third quarter of 2013. The Company received $40.8 million in net proceeds from the sale, which was used to reduce amounts outstanding under the Company's revolving credit facilities.

At June 30, 2013, assets and liabilities related to assets held for sale represented two properties, Waterstone and Meridian, totaling 190,000 square feet located in Atlanta, Georgia that were sold on July 10, 2013. The major classes of assets and liabilities classified as held for sale at June 30, 2013 are as follows (in thousands):

June 30, 2013
Balance Sheet:
Investment property	$9,285
Accumulated depreciation	—
Office property held for sale	9,285
Rents receivable and other assets	546
Total assets held for sale	$9,831

Accounts payable and other liabilities	$325
Total liabilities related to assets held for sale	$325

The amount of revenues and expenses for the office properties reported in discontinued operations for the three months and six months ended June 30, 2013 and 2012 is as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Statement of Operations:
Revenues
Income from office and parking properties	$621	$4,141	$1,149	$14,883
	621	4,141	1,149	14,883
Expenses
Office and parking properties:
Operating expense	203	2,325	750	6,845
Management company expense	(5)	86	2	238
Interest expense	—	1,587	—	3,378
Non-cash adjustment for interest rate swap	—	(77)	—	(215)
Impairment loss	4,600	—	4,600	—
Depreciation and amortization	210	594	479	1,561
	5,008	4,515	5,831	11,807
Income (loss) from discontinued operations	(4,387)	(374)	(4,682)	3,076
Gain on sale of real estate from discontinued operations	—	3,197	542	8,772
Total discontinued operations per Statement of Operations	(4,387)	2,823	(4,140)	11,848
Net income attributable to noncontrolling interest from discontinued operations	(43)	(322)	(30)	(3,674)
Total discontinued operations-Parkway's share	$(4,430)	$2,501	$(4,170)	$8,174

Note F – Management Contracts

During the second quarter of 2011, as part of the Company's combination with Eola, Parkway purchased the management contracts associated with Eola's property management business.  At December 31, 2012, the contracts were valued by an independent appraiser at $19.0 million.  The value of the management contracts is based on the sum of the present value of future cash flows attributable to the management contracts, in addition to the value of tax savings as a result of the amortization of intangible assets.  During the six months ended June 30, 2013, the Company recorded amortization expense of $3.6 million on the management contracts.  At June 30, 2013, management contracts, net of accumulated amortization totaled $15.4 million.

Note G - Capital and Financing Transactions

Notes Payable to Banks

At June 30, 2013, the Company had $68.0 million outstanding under its senior unsecured revolving credit facilities and had $245.0 million outstanding under its unsecured term loans.  The Company was in compliance with all loan covenants under its revolving credit facilities and term loans.

Credit Facilities	Lender	Interest Rate	Maturity	Outstanding Balance
$10.0 Million Unsecured Working Capital Revolving Credit Facility (1)	PNC Bank	—	3/29/2016	$—
$215.0 Million Unsecured Revolving Credit Facility (1)	Wells Fargo	1.8%	3/29/2016	68,000
$125.0 Million Unsecured Term Loan (2)	Key Bank	2.2%	9/27/2017	125,000
$120.0 Million Unsecured Term Loan (3)	Wells Fargo	3.1%	6/11/2018	120,000
		2.4%		$313,000

(1)
The interest rate on the credit facilities is based on LIBOR plus an applicable margin of 160 basis point to 235 basis points, depending upon overall Company leverage as defined in the loan agreements for the Company's credit facilities, with the current rate set at 160 basis points.  Additionally, the Company pays fees on the unused portion of the credit facilities ranging between 25 and 35 basis points based upon usage of the aggregate commitment, with the current rate set at 35 basis points.

(2)
The interest rate on the term loan is based on LIBOR plus an applicable margin of 150 to 230 basis points depending on overall Company leverage (with the current rate set at 150 basis points).  On September 28, 2012, the Company executed two floating-to-fixed interest rate swaps totaling $125 million, locking LIBOR at 0.7% for five years which was effective October 1, 2012.

(3)
The interest rate on the term loan is based on LIBOR plus an applicable margin of 145 to 200 basis points depending on overall Company leverage (with the current rate set at 145 basis points). On June 12, 2013, the Company executed a floating-to-fixed interest rate swap totaling $120 million, locking LIBOR at 1.6% for five years.

On June 12, 2013, the Company entered into a term loan agreement for a $120 million unsecured term loan. The term loan has a maturity date of June 11, 2018, and has an accordion feature that allows for an increase in the size of the term loan to as much as $250 million. Interest on the term loan is based on LIBOR plus an applicable margin of 145 to 200 basis points depending on overall Company leverage (with the current rate set at 145 basis points). The term loan has substantially the same operating and financial covenants as required by the Company's $215 million unsecured revolving credit facility. Wells Fargo Bank, National Association, acted as Administrative Agent and lender. The Company also executed a floating-to-fixed interest rate swap totaling $120.0 million, locking LIBOR at 1.6% for five years and resulting in an effective initial interest rate of 3.1%. The term loan had an outstanding balance of $120.0 million at June 30, 2013.

Mortgage Notes Payable

Mortgage notes payable at June 30, 2013 totaled $724.1 million, with an average interest rate of 5.1% and were secured by office properties.

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

On March 7, 2013, simultaneous with the purchase of the Deerwood Portfolio, the Company obtained an $84.5 million first mortgage, which is secured by the office properties in the portfolio.  The mortgage bears interest at a fixed rate of 3.9% and matures on April 1, 2023.  Payments of interest only are due on the loan for three years, after which the principal amount of the loan begins amortizing over a 30-year period until maturity.  The loan is pre-payable after May 1, 2015, but any such prepayment is subject to a yield maintenance premium.  The agreement governing the mortgage contains customary rights of the lender to accelerate the loan upon, among other things, a payment default or if certain representations and warranties made by the borrower are untrue.

On March 25, 2013, simultaneous with the purchase of its co-investor's 70% interest in the Tampa Fund II assets, the Company assumed $40.7 million of existing first mortgages that are secured by the properties, which represents its co-investor's 70% share of the approximately $58.1 million of the existing first mortgage indebtedness.

On May 31, 2013, the Company modified the existing $22.5 million first mortgage secured by Corporate Center Four at International Plaza ("Corporate Center Four"), a 250,000 square foot office property located in the Westshore submarket of Tampa, Florida. The modified first mortgage has a principal balance of $36.0 million, a weighted average fixed interest rate of 4.6%, an initial 24-month interest only period and a maturity date of April 8, 2019. In conjunction with the modification, the Company executed a floating-to-fixed interest rate swap fixing the interest rate on the additional $13.5 million in loan proceeds at 3.3%.

On June 3, 2013, in connection with the purchase of the US Airways Building, an affiliate of the Company issued a $13.9 million mortgage loan to its wholly owned subsidiary and an affiliate of US Airways which is secured by the US Airways Building, a 225,000 square foot office building located in the Tempe submarket of Phoenix, Arizona. The mortgage carries a fixed interest rate of 3.0% and matures on December 31, 2016. In accordance with GAAP, the Company's share of this loan and its related principal and interest payments have been eliminated in the Company's consolidated financial statements.

On June 12, 2013, the Company repaid two first mortgages totaling $55.0 million which were secured by Cypress Center, a 286,000 square foot office complex in Tampa, Florida, and NASCAR Plaza, a 394,000 square foot office property in Charlotte, North Carolina. The two mortgages had a weighted average interest rate of 3.6% and were scheduled to mature in 2016. The Company repaid the mortgage loans using proceeds from its $120.0 million unsecured term loan.

On June 28, 2013, the Company modified the existing mortgage secured by Hayden Ferry II, a 299,000 square foot office property located in the Tempe submarket of Phoenix, Arizona.  The loan modification eliminates quarterly principal payments of $625,000.  As a result of the modification, loan payments are now interest-only through February 2015.  The mortgage bears interest at LIBOR plus an applicable spread which ranges from 250 to 350 basis points.  The Company entered into a floating-to-fixed interest rate swap which fixed LIBOR on the original loan at 1.5% through January 2018.  Effective August 1, 2013, the Company entered into a second floating-to-fixed interest rate swap which fixes LIBOR at 1.7% through January 2018 on the additional notional amount associated with the loan modification.  This loan is cross-defaulted with Hayden Ferry I, IV and V.

Interest Rate Swaps

The Company has entered into interest rate swap agreements.  The Company designated the swaps as cash flow hedges of the variable interest rates on the Company's borrowings under the $125.0 million unsecured term loan, $120.0 million unsecured term loan and the debt secured by 245 Riverside, Corporate Center Four, Bank of America Center, Two Ravinia, Hayden Ferry I, and Hayden Ferry II.  These swaps are considered to be fully effective and changes in the fair value of the swaps are recognized in accumulated other comprehensive loss.

The Company's interest rate hedge contracts at June 30, 2013, and 2012 are summarized as follows (in thousands):

						Fair Value Asset (Liability)
Type of	Balance Sheet	Notional	Maturity		Fixed	June 30
Hedge	Location	Amount	Date	Reference Rate	Rate	2013	2012
Swap	Accounts payable and other liabilities	$12,088	11/18/2015	1-month LIBOR	4.1%	$—	$(642)
Swap	Receivables and other assets	$50,000	9/27/2017	1-month LIBOR	2.2%	972	—
Swap	Receivables and other assets	$75,000	9/27/2017	1-month LIBOR	2.2%	1,409	—
Swap	Accounts payable and other liabilities	$33,875	11/18/2017	1-month LIBOR	4.7%	(2,171)	(3,359)
Swap	Accounts payable and other liabilities	$625	1/25/2018	1-month LIBOR	4.9%	(29)	—
Swap	Accounts payable and other liabilities	$22,000	1/25/2018	1-month LIBOR	4.5%	(1,178)	(1,912)
Swap	Accounts payable and other liabilities	$46,875	1/25/2018	1-month LIBOR	4.7%	(411)	(1,344)
Swap	Accounts payable and other liabilities	$120,000	6/11/2018	1-month LIBOR	3.1%	(1,216)	—
Swap	Accounts payable and other liabilities	$9,250	9/30/2018	1-month LIBOR	5.2%	(793)	(1,241)
Swap	Accounts payable and other liabilities	$22,500	10/8/2018	1-month LIBOR	5.4%	(2,077)	(3,204)
Swap	Receivables and other assets	$13,500	10/8/2018	1-month LIBOR	3.3%	74	—
Swap	Accounts payable and other liabilities	$22,100	11/18/2018	1-month LIBOR	5.0%	(1,626)	(2,654)
						$(7,046)	$(14,356)

On March 25, 2013, in connection with the purchase of its co-investor's interest in the Tampa Fund II Assets, the Company assumed the remaining 70% of two interest rate swaps, which have a total notional amount of $34.6 million.

One May 31, 2013, the Company executed a floating-to-fixed interest rate swap for a notional amount of $13.5 million, associated with the first mortgage secured by Corporate Center Four in Tampa, Florida, that fixes LIBOR at 3.3% through October 8, 2018.

On June 12, 2013, the Company also executed a floating-to-fixed interest rate swap for a notional amount of $120.0 million, associated with its 120,000,000 $120.0 million term loan that fixes LIBOR at 1.6% for five years, which resulted in an initial all-in interest rate of 3.1%. The interest rate swap matures June 11, 2018.

On June 28, 2013, the Company modified the existing mortgage secured by Hayden Ferry II, a 299,000 square foot office property located in the Tempe submarket of Phoenix, Arizona.  The loan modification eliminates quarterly principal payments of $625,000.  As a result of the modification, loan payments are now interest-only through February 2015.  The mortgage bears interest at LIBOR plus an applicable spread which ranges from 250 to 350 basis points.  The Company entered into a floating-to-fixed interest rate swap which fixed LIBOR on the original loan at 1.5% through January 2018.  Effective August 1, 2013, the Company entered into a second floating-to-fixed interest rate swap which fixes LIBOR at 1.7% through January 2018 on the additional notional amount associated with the loan modification.  This loan is cross-defaulted with Hayden Ferry I and Hayden Ferry III, IV and V.

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company's derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company's known or expected cash receipts and its known or expected cash payments principally related to the Company's investments and borrowings.

Cash Flow Hedges of Interest Rate Risk

The Company's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2013, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. See Note J - Fair Values of Financial Instruments, for the fair value of the Company's derivative financial instruments as well as their classification on the Company's consolidated balance sheets as of June 30, 2013 and December 31, 2012.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next twelve months, the Company estimates that an additional $5.5 million will be reclassified as an increase to interest expense. During the three and six months ended June 30, 2013 the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur. The accelerated amounts were a loss of $386,000.

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company's derivative financial instruments on the Company's consolidated statements of operations and comprehensive income (loss) for the three months and six months ended June 30, 2013 and June 30, 2012 (in thousands):

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps and Caps)	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Amount of gain (loss) recognized in other comprehensive income on derivative	5,992	274	6,481	(3,220)
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	(1,143)	(882)	(2,810)	(1,832)
Amount of gain (loss) recognized in income on derivative (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	(386)	—	(386)	—

Credit risk-related Contingent Features

The Company has entered into agreements with each of its derivative counterparties that provide that if the Company defaults or is capable of being declared in default on any of its indebtedness, the Company could also be declared in default on its derivative obligations.

As of June 30, 2013, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $10.1 million. As of June 30, 2013, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $10.1 million at June 30, 2013.

Note H – Noncontrolling Interests

Real Estate Partnerships

The Company has an interest in one joint venture that is included in its consolidated financial statements. Information relating to this consolidated joint venture as of June 30, 2013 is detailed below.

Joint Venture Entity and Property Name	Location	Parkway's Ownership %	Square Feet (In thousands)
Fund II
Hayden Ferry Lakeside I	Phoenix, AZ	30.0%	203
Hayden Ferry Lakeside II	Phoenix, AZ	30.0%	299
Hayden Ferry Lakeside III, IV and V	Phoenix, AZ	30.0%	21
245 Riverside	Jacksonville, FL	30.0%	136
Bank of America Center	Orlando, FL	30.0%	421
Lakewood II	Atlanta, GA	30.0%	123
3344 Peachtree	Atlanta, GA	33.0%	484
Two Ravinia	Atlanta, GA	30.0%	438
Carmel Crossing	Charlotte, NC	30.0%	326
Two Liberty Place	Philadelphia, PA	19.0%	941
Total Fund II		27.4%	3,392

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

On March 25, 2013, the Company purchased its co-investor's 70% interest in the Tampa Fund II Assets.  See Note D - Acquisitions.

Note I - Share-Based and Long-Term Compensation Plans

The Company grants share-based awards under the Parkway Properties, Inc. and Parkway Properties LP 2013 Omnibus Equity Incentive Plan (the “2013 Equity Plan”). The Company's Board of Directors (the “Board”) adopted the 2013 Equity Plan on December 19, 2012, and the Company's stockholders approved the 2013 Equity Plan on May 16, 2013. The 2013 Equity Plan replaced the Parkway Properties, Inc. 2010 Omnibus Equity Incentive Plan, as amended (the “2010 Equity Plan”), upon stockholder approval of the 2013 Equity Plan, although outstanding awards granted under the 2010 Equity Plan continue to be governed by the 2010 Equity Plan.

Except with respect to awards granted to non-employee directors, the Compensation Committee of the Board (the “Committee”) administers the 2013 Equity Plan. The 2013 Equity Plan authorizes the Committee or the Board, where applicable, to grant stock options (including incentive stock options and nonstatutory stock options), stock appreciation rights, restricted shares, restricted share units (“RSUs”), dividend equivalent rights, profits interest units (“LTIP units”) and other share-based awards. The Company's employees, non-employee directors and consultants or advisors are eligible to receive awards under the

2013 Equity Plan. The aggregate number of shares of the Company's common stock available for awards pursuant to the Plan is 3,250,000, including a maximum of 2,000,000 shares that may be granted pursuant to stock options or stock appreciation rights and a maximum of 1,250,000 shares that may be granted pursuant to other awards.

Through June 30, 2013, the Company has granted stock options, LTIP units and RSUs (including time-vesting RSUs and performance-vesting RSUs) under the 2013 Equity Plan. As of June 30, 2013, the Company has restricted shares and deferred incentive share units outstanding under the 2010 Equity Plan. The Company has also previously awarded long-term equity incentive awards and long-term cash incentives.

Compensation expense, net of estimated forfeitures, for service-based awards is recognized over the expected vesting period. The total compensation expense for the long-term equity incentive awards is based upon the fair value of the shares on the grant date, adjusted for estimated forfeitures. Time-vesting restricted shares, RSUs and deferred incentive share units are valued based on the New York Stock Exchange closing market price of Parkway's common shares (NYSE: PKY) as of the date of grant. The grant date fair value for awards that are subject to performance-based vesting and market conditions, including LTIP units, performance-vesting RSUs, and long-term equity incentive awards, is determined using a simulation pricing model developed to specifically accommodate the unique features of the awards. The total compensation expense for stock options is estimated based on the fair value of the options as of the date of grant using the Black-Scholes-Merton model.
Long-Term Equity Incentives

At June 30, 2013, a total of 1,850,000 shares underlying stock options had been granted to officers of the Company and remain outstanding under the 2013 Equity Plan. The stock options are valued at $7.7 million, which equates to an average price per share of $4.17. At June 30, 2013, a total of 115,350 time-vesting RSUs had been granted to officers of the Company and remain outstanding. The time-vesting RSUs are valued at $2.2 million, which equates to an average price per share of $19.25. Each stock option and time-vesting RSU award will vest in increments of 25% per year on each of the first, second, third and fourth anniversaries of the grant date, subject to the grantee's continued service.

At June 30, 2013, a total of 114,443 LTIP units had been granted to officers of the Company and remain outstanding under the 2013 Equity Plan. The LTIP units are valued at $1.2 million, which equates to an average price per share of $10.60. At June 30, 2013, a total of 58,597 performance-vesting RSUs had been granted to officers of the Company and remain outstanding under the 2013 Equity Plan. The performance-vesting RSUs are valued at $615,000, which equates to an average price per share of $10.50. Each LTIP unit and performance-vesting RSU will vest based on the attainment of total stockholder return targets during the performance period running from March 2, 2013 to March 1, 2016, subject to the grantee's continued service.

The Company began expensing the grants of stock options, LTIP units and time-vesting and performance-vesting RSUs upon stockholder approval of the 2013 Equity Plan on May 16, 2013.

At June 30, 2013, a total of 32,581 restricted shares had been granted to officers of the Company and remain outstanding under the 2010 Equity Plan. The restricted shares vest ratably over four years from the date of grant. The restricted shares are valued at $482,000, which equates to an average price per share of $14.78. At June 30, 2013, a total of 17,235 deferred incentive share units had been granted to officers of the Company and remain outstanding under the 2010 Equity Plan. The deferred incentive share units are valued at $356,000, which equates to an average price per share of $20.66. The deferred incentive share units vest ratably overfour years from the date of grant.

Total compensation expense related to stock options, LTIP units, RSUs, restricted shares and deferred incentive units of $1.3 million and $204,000 was recognized during the six months ended June 30, 2013 and 2012, respectively. Total compensation expense related to non-vested awards not yet recognized was $11.3 million at June 30, 2013. The weighted average period over which this expense is expected to be recognized is approximately two years.

A summary of the Company's stock options, LTIP units, RSUs, restricted shares and deferred incentive share unit activity for the six months ended June 30, 2013 is as follows:

	Restricted Shares		Deferred Incentive Share Units		Stock Options		Restricted Stock Units		LTIP Units
	# of Shares	Weighted Average Grant-Date Fair Value	# of Share Units	Weighted Average Grant-Date Fair Value	# of Options	Weighted Average Grant-Date Fair Value	# of Stock Units	Weighted Average Grant-Date Fair Value	# of LTIP Units	Weighted Average Grant-Date Fair Value
Balance at 12/31/12	281,233	$8.34	17,760	$25.61	—	$—	—	$—	—	$—
Granted	—	—	—	—	1,850,000	4.17	173,947	16.30	114,443	10.60
Vested	(11,786)	15.14	—	—	—	—	—	—	—	—
Forfeited	(236,866)	7.11	(525)	N/M*	—	—	—	—	—	—
Balance at 06/30/13	32,581	$14.78	17,235	$20.66	1,850,000	$4.17	173,947	$16.30	114,443	$10.60
*N/M-Not meaningful

On July 8, 2013, the Board of Directors approved the grant of 100,000 LTIP units and 100,000 time-vesting RSUs to Mr. Heistand, the Company's President and Chief Executive Officer. Each time-vesting RSU will vest in increments of 33% per year on each of the first, second and third anniversaries of the grant date, subject to the officer's continued service. Each LTIP unit will vest based on the attainment of total stockholder return targets during the performance period running from July 8, 2013 to July 7, 2016, subject to the Mr. Heistand's continued service.
The Committee previously approved long-term equity incentive awards to executive officers of the Company consisting of, in part, performance-based awards subject to both an absolute and relative total return goal. The performance-based awards vested contingent on the Company meeting goals for compounded annual total return to stockholders (“TRTS”) set by the Committee over the three-year performance period beginning July 1, 2010. The performance goals were based upon the Company's (i) absolute compounded annual TRTS and (ii) absolute compounded annual TRTS relative to the compounded annual return of the MSCI US REIT (“RMS”) Index calculated on a gross basis. As of June 30, 2013, which was the end of the performance period, the Company did not achieve the performance goals and the performance-based awards did not vest.
Long-Term Cash Incentive Plan

The Company previously adopted a long-term cash incentive plan that was designed to reward officers of the Company based on significant outperformance over the three-year performance period beginning July 1, 2010. The performance goals were based upon the Company's (i)  absolute compounded annual TRTS and (ii) absolute compounded annual TRTS relative to the compounded annual return of the RMS Index calculated on a gross basis. As of June 30, 2013, the Company did not achieve the performance goals of the long-term cash incentive plan and no cash payments were made to officers of the Company under the long-term cash incentive plan.

Note J - Fair Values of Financial Instruments

FASB Accounting Standards Codification ("ASC") 820, "Fair Value Measurements and Disclosures" ("ASC 820"), defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also provides guidance for using fair value to measure financial assets and liabilities.  ASC 820 requires disclosure of the level within the fair value hierarchy in which the fair value measurements fall, including measurements using quoted prices in active markets for identical assets or liabilities (Level 1), quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active (Level 2), and significant valuation assumptions that are not readily observable in the market (Level 3).  A summary of the carrying amount and fair value of the Company's financial assets and liabilities as of June 30, 2013 and December 31, 2012 are as follows (in thousands):

	As of June 30, 2013		As of December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$30,241	$30,241	$81,856	$81,856
Interest rate swap agreements	2,455	2,455	—	—
Financial Liabilities:
Mortgage notes payable	$724,090	$665,446	$605,890	$623,604
Notes payable to banks	313,000	314,834	262,000	254,215
Interest rate swap agreements	9,501	9,501	16,237	16,237

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

Note K – Income Taxes
The Company qualifies and has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").  The Company will generally not be subject to federal income tax to the extent that it distributes its taxable income to the Company's stockholders, and as long as Parkway satisfies the ongoing REIT requirements including meeting certain asset, income and stock ownership tests.

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

Parkway's provision for income taxes for the six months ended June 30, 2013 and 2012, was $244,000 and $628,000, respectively, of current federal and state income tax expense resulting from taxable REIT subsidiary income.

In connection with the contribution of the Eola management company to the Company, the Company recorded a deferred tax liability representing differences between the tax basis and GAAP basis of the acquired assets and liabilities (primarily related to the management company contracts) multiplied by the effective tax rate.  The Company was required to record these deferred tax liabilities as a result of the management company becoming a C corporation at the time it was acquired.  The Company's net deferred tax liabilities as of June 30, 2013 and December 31, 2012, were $824,000 and $2.0 million, respectively.

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

On April 25, 2013, the Company redeemed all of its outstanding 8.00% Series D Cumulative Redeemable Preferred Stock.  The Company paid $136.3 million to redeem the preferred shares and incurred a charge during the second quarter 2013 of approximately $6.6 million, which represents the difference between the costs associated with the issuances, including the price at which such shares were paid, and the redemption price.

On July 1, 2013, the Company announced the closure of its Jackson, Mississippi office. The Jackson, Mississippi office is being closed due to the Company's plan to consolidate its support functions, including accounting, tax, human resources and information technology, in Florida. The Company expects that the total pre-tax charge to earnings will be approximately $3.7 million and will be incurred in the third quarter of 2013.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview

We are a fully integrated, self-administered and self-managed real estate investment trust ("REIT") specializing in the acquisition, ownership and management of quality office properties in high-growth submarkets in the Sunbelt region of the United States.  At July 1, 2013, we owned or had an interest in 46 office properties located in eight states with an aggregate of approximately 13.3 million square feet of leasable space.  We offer fee-based real estate services through our wholly owned subsidiaries, which in total managed and/or leased approximately 11.8 million square feet for third-party property owners at July 1, 2013.  Unless otherwise indicated, all references to square feet represent net rentable area.

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

Occupancy.  Our revenues are dependent on the occupancy of our office buildings.  At July 1, 2013, occupancy of our office portfolio was 89.9% compared to 88.7% at April 1, 2013 and 87.4% at July 1, 2012.  Not included in the July 1, 2013 occupancy rate is the impact of 19 signed leases totaling 94,000 square feet expected to take occupancy between now and the first quarter of 2014, of which the majority will commence during the second and third quarters of 2013.  Including these signed leases, our portfolio was 90.6% leased at July 1, 2013.  Our average occupancy for the three months and six months ended June 30, 2013, was 89.0% and 88.5%, respectively.

During the second quarter of 2013, 32 leases were renewed totaling 399,000 rentable square feet at an average annual rental rate per square foot of $29.18, representing a 6.5% rate decrease as compared to expiring rental rates, and at an average cost of $4.35 per square foot per year of the lease term. During the six months ended June 30, 2013, 71 renewal leases were signed totaling 753,000 rentable square feet at an average annual rental rate per square foot of $27.41, representing a 1.2% rate decrease as compared to expiring rental rates, and at an average cost of $3.43 per square foot per year of the lease term.

During the second quarter of 2013, 17 expansion leases were signed totaling 84,000 rentable square feet at an average annual rental rate per square foot of $28.46 and at an average cost of $5.13 per square foot per year of the lease term. During the six months ended June 30, 2013, 32 expansion leases were signed totaling 170,000 rentable square feet at an average annual rental rate per square foot of $26.96 and an average cost of $5.23 per square foot per year of the lease term.

During the second quarter of 2013, 24 new leases were signed totaling 95,000 rentable square feet at an average annual rental rate per square foot of $23.39 and at an average cost of $6.04 per square foot per year of the term. During the six months ended June 30, 2013, 41 new leases were signed totaling 156,000 square feet at an average rent per square foot of $22.92 and at an average cost of $6.18 per square foot per year of the term.

Rental Rates.  An increase in vacancy rates in a market or at a specific property has the effect of reducing market rental rates.  Inversely, a decrease in vacancy rates in a market or at a specific property has the effect of increasing market rental rates.  Our leases typically have three to seven year terms, though we do enter into leases with terms that are either shorter or longer than that typical range from time to time.  As leases expire, we seek to replace existing leases with new leases at the current market rental rate.  For our properties owned as of July 1, 2013, management estimates that we have approximately $0.11 per square foot in annual rental rate embedded growth in our office property leases.  Embedded growth is defined as the difference between the weighted average in-place cash rents including operating expense reimbursements and the weighted average estimated market rental rate.

Customer Retention.  Keeping existing customers is important as high customer retention leads to increased occupancy, less downtime between leases, and reduced leasing costs.  Our customer retention rate was 84.7% for the quarter ended June 30, 2013, as compared to 78.2% for the quarter ended March 31, 2013, and 63.2% for the quarter ended June 30, 2012. For six months ended June 30, 2013 our customer retention rate was 81.5%, as compared to 56.4% for the same period of 2012.

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

At June 30, 2013, we had one partnership structured as a discretionary fund.  Parkway Properties Office Fund II, L.P. ("Fund II"), a $750.0 million discretionary fund, was formed on May 14, 2008 and was fully invested at February 10, 2012.  Fund II was structured with Teacher Retirement System of Texas ("TRST") as a 70% investor and our operating partnership as a 30% investor, with an original target capital structure of approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt.  Fund II currently owns 10 properties totaling 3.4 million square feet in Atlanta, Charlotte, Phoenix, Jacksonville, Orlando and Philadelphia. In August 2012, Fund II increased its investment capacity by $20.0 million to purchase Hayden Ferry Lakeside III, IV and V, all adjacent to Hayden Ferry Lakeside I and Hayden Ferry Lakeside II office properties in Phoenix.

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

Financial Condition

Comparison of the six months ended June 30, 2013 compared to the year ended December 31, 2012 .

Assets. In 2013, we have continued the execution of our strategy of operating and acquiring office properties as well as disposing of non-core assets that no longer meet our investment criteria or for which a disposition would maximize value.  During the six months ended June 30, 2013, total assets increased $154.7 million or 8.1% as compared to the year ended December 31, 2012.  The primary reason for the increase is due to the purchase of four office properties during the six months ended June 30, 2013, partially offset by the disposition of one office property.

Acquisitions and Improvements.  Our investment in office properties increased $166.4 million net of depreciation to a carrying amount of $1.7 billion at June 30, 2013 and consisted of 46 office properties.  The primary reason for the increase in office properties relates to the purchase of four office properties.

During the six months ended June 30, 2013, we purchased four office properties and our co-investor's interest in three additional office properties as follows (in thousands):

Office Property	Location	Type of Ownership	Ownership Share	Square Feet	Date Purchased	Gross Purchase Price
Tower Place 200	Atlanta, GA	Wholly owned	100.0%	258	1/17/2013	$56,250
Deerwood Portfolio (1)	Jacksonville, FL	Wholly owned	100.0%	1,019	3/7/2013	130,000
Tampa Fund II Assets (2)	Tampa, FL	Wholly owned	100.0%	788	3/25/2013	97,524
US Airways	Phoenix, AZ	Joint Venture	74.58%	225	6/3/2013	41,750
				2,290		$325,524

(1)	We purchased two office complexes (collectively, the "Deerwood Portfolio") totaling 1.0 million square feet located in the Deerwood submarket of Jacksonville, Florida.

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

On April 26, 2013, we entered into a purchase and sale agreement to acquire Lincoln Place, a 140,000 square foot office building located in the South Beach submarket of Miami, Florida.  Lincoln Place is comprised of 111,000 square feet of office space and 29,000 square feet of retail space on the ground floor, with a five-story garage adjacent to the property. The property is currently 100% leased to LNR Corporation through June 2021 with no renewal or early termination option. Parkway is under contract to acquire Lincoln Place in exchange for the assumption of the existing secured first mortgage, which has a current outstanding balance of approximately $49.6 million, a fixed interest rate of 5.9% and a maturity date of June 11, 2016, and the issuance of 900,000 shares of operating partnership units. Based on our closing stock price of $17.78 per share on August 1, 2013, the implied purchase price would be approximately $65.6 million.  Closing is expected to occur by the end of the third quarter 2013, subject to customary closing conditions.

During the six months ended June 30, 2013, we capitalized building improvements of $15.8 million and recorded depreciation expense of $36.1 million related to our office properties.

Dispositions.  During the six months ended June 30, 2013, we completed the sale of Atrium at Stoneridge, a 108,000 square foot office property in Columbia, South Carolina, for a gross sales price of $3.1 million and recorded a gain of $542,000 during first quarter 2013.  We received $3.0 million in net proceeds from the sale, which was used to reduce amounts outstanding under our senior unsecured revolving credit facility. For a complete discussion on dispositions subsequent to June 30, 2013, please reference “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Discontinued Operations.”

Receivables and Other Assets. For the six months ended June 30, 2013, receivables and other assets increased $31.1 million or 24.9%. The net increase is primarily due to an increase in straight line rent receivable balances, related to one large lease renewal, office property purchases during the fourth quarter of 2012 and the first quarter of 2013, as well as an increase in capitalized lease costs and escrow deposits related to the purchase of four office properties during the first quarter of 2013.

Intangible Assets, Net. For the six months ended June 30, 2013, intangible assets net of related amortization increased $2.6 million or 2.2% due to the purchase of four office properties.

Management Contracts, Net.  For the six months ended June 30, 2013, management contracts, net of related amortization decreased $3.6 million or 18.8% as a result of amortization recorded during the period.

Cash and Cash Equivalents.  Cash and cash equivalents decreased $51.6 million or 63.1% during the six months ended June 30, 2013 primarily due to cash used to fund acquisitions and prepay two mortgage loans during the period, offset by proceeds received from our March 2013 underwritten public offering of common stock and the placement of our $120.0 million unsecured term loan.  Our proportionate share of cash and cash equivalents at June 30, 2013 and December 31, 2012 was $16.2 million and $56.0 million, respectively.

Assets Held for Sale and Liabilities Related to Assets Held for Sale. For the six months ended June 30, 2013, assets held for sale increased $9.8 million and liabilities related to assets held for sale increased $325,000. For a complete discussion of assets and liabilities held for sale, please reference “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Discontinued Operations.”

Notes Payable to Banks. Notes payable to banks increased $51.0 million or 19.5% during the six months ended June 30, 2013.  At June 30, 2013, notes payable to banks totaled $313.0 million and the net increase was attributable to borrowings used to redeem our Series D Cumulative Redeemable Preferred Stock (the "Series D preferred stock"), fund acquisitions and prepay two mortgage loans during the period offset by proceeds received from our March 2013 underwritten public common stock offering.

On June 12, 2013, we entered into a term loan agreement for a $120.0 million unsecured term loan. The term loan has a maturity date of June 11, 2018. Interest on the term loan is based on LIBOR plus an applicable margin of 145 to 200 basis points depending on our overall leverage (with the current rate set at 145 basis points). The term loan has substantially the same operating and financial covenants as required by our $215 million unsecured revolving credit facility. Wells Fargo Bank, National Association, acted as Administrative Agent and lender. We also executed a floating-to-fixed interest rate swap totaling $120.0 million, locking LIBOR at 3.1% for five years and resulting in an effective initial interest rate of 3.1%. The term loan had an outstanding balance of $120.0 million at June 30, 2013.

Mortgage Notes Payable. During the six months ended June 30, 2013, mortgage notes payable increased $118.2 million or 19.5% due to the following (in thousands):

Increase (Decrease)
Placement of mortgage debt on Phoenix Tower	$80,000
Placement of mortgage debt on the Deerwood Portfolio	84,500
Modification of mortgage debt on Corporate Center Four	13,500
Principal paid on early extinguishment of debt	(55,015)
Scheduled principal payments	(4,785)
$118,200

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

On May 31, 2013, we modified the existing $22.5 million first mortgage secured by Corporate Center Four at International Plaza ("Corporate Center Four"), a 250,000 square foot office property located in the Westshore submarket of Tampa, Florida. The modified first mortgage carries a principal balance of $36.0 million, a weighted average fixed interest rate of 4.6%, an initial 24-month interest only period and a maturity date of April 8, 2019. In conjunction with the modification, we executed a floating-to-fixed interest rate swap fixing the interest rate on the additional $13.5 million in loan proceeds at 3.3%.

On June 3, 2013, in connection with the purchase of the US Airways Building, one of our affiliates issued a $13.9 million mortgage loan to its wholly owned subsidiary and an affiliate of US Airways which is secured by the US Airways building, a 225,000 square foot office building located in the Tempe submarket of Phoenix, Arizona. The mortgage carries a fixed interest rate of 3.0% and matures on December 31, 2016. In accordance with GAAP, our share of this loan and its related principal and interest payments have been eliminated in our consolidated financial statements.

On June 12, 2013, we repaid two first mortgages totaling $55.0 million which were secured by Cypress Center, a 286,000 square foot office complex in Tampa, Florida, and NASCAR Plaza, a 394,000 square foot office property in Charlotte, North Carolina. The two mortgages had a weighted average interest rate of 3.6% and were scheduled to mature in 2016. We repaid the mortgage loans using proceeds from our $120.0 million unsecured term loan.

On June 28, 2013, we modified the existing mortgage secured by Hayden Ferry II, a 299,000 square foot office property located in the Tempe submarket of Phoenix, Arizona.  The loan modification eliminates quarterly principal payments of $625,000.  As a result of the modification, loan payments are now interest-only through February 2015.  The mortgage bears interest at LIBOR plus an applicable spread which ranges from 250 to 350 basis points.  We entered into a floating-to-fixed interest rate swap which fixed LIBOR on the original loan at 1.5% through January 2018.  Effective August 1, 2013, we entered into a second floating-to-fixed interest rate swap which fixes LIBOR at 1.7% through January 2018 on the additional notional amount associated with the loan modification.  This loan is cross-defaulted with Hayden Ferry I, IV and V.

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

Accounts Payable and Other Liabilities.  For the six months ended June 30, 2013, accounts payable and other liabilities increased $5.1 million or 6.2% primarily due to an increase in below market lease value liabilities associated with the purchase of four office properties during the first quarter of 2013 and an increase in property tax payable, offset by a decrease in the valuation of interest rate swaps.

Equity. Total equity decreased $20.0 million or 2.1% during the six months ended June 30, 2013, as a result of the following (in thousands):

Increase (Decrease)
(Unaudited)
Net loss attributable to Parkway Properties, Inc.	$(8,788)
Net loss attributable to noncontrolling interests	(2,306)
Net loss	(11,094)
Change in market value of interest rate swaps	9,339
Common stock dividends declared	(18,500)
Preferred stock dividends declared	(3,433)
Original issue costs - preferred stock redemption	(6,604)
Share-based compensation	1,321
Shares issued in lieu of Director's fees	220
Issuance of common stock	208,735
Shares issued pursuant to TPG Management Services Agreement	200
Shares withheld to satisfy tax withholding obligation on vesting of restricted stock	(35)
Series D Preferred stock redemption	(128,942)
Distribution of capital by noncontrolling interest	(13,840)
Purchase of noncontrolling interests of office properties owned by Parkway Properties Office Fund II, LP	(57,346)
$(19,979)

On March 25, 2013, we completed an underwritten public offering of 11.0 million shares of our common stock, plus an additional 1.65 million shares of our common stock issued and sold pursuant to the exercise of the underwriters' option to purchase additional shares in full, at the public offering price of $17.25 per share.  The net proceeds from the offering, after deducting the underwriting discount and offering expenses, were approximately $209.0 million.  We used the net proceeds of the common stock offering to redeem in full all of our outstanding Series D preferred stock and will use the remaining net proceeds to fund potential acquisition opportunities, to repay amounts outstanding from time to time under our senior unsecured revolving credit facility and/or for general corporate purposes.

On April 25, 2013, we redeemed all of our outstanding Series D preferred stock.  We paid $136.3 million to redeem the preferred shares and incurred a charge during the second quarter of approximately $6.6 million, which represents the difference between the costs associated with the issuances, including the price at which such shares were paid, and the redemption price.

Shelf Registration Statement.  We have a universal shelf registration statement on Form S-3 (No. 333-189132) that was declared effective by the Securities and Exchange Commission on June 24, 2013.  We may offer an indeterminate number or amount, as the case may be, of (i) shares of common stock, par value $0.001 per share; (ii) shares of preferred stock, par value $0.001 per share; (iii) depository shares representing our preferred stock; and (iv) warrants to purchase common stock, preferred stock or depository shares representing preferred stock; and (v) rights to purchase our common stock, all of which may be issued from time to time on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended, at an aggregate public offering price not to exceed $1.0 billion.  As of June 30, 2013, we had $1.0 billion of securities available for issuance under the registration statement.

Results of Operations

Comparison of the three months and six months ended June 30, 2013 to the three months and six months ended June 30, 2012.

Net loss attributable to common stockholders. Net loss attributable to common stockholders for the three months ended June 30, 2013 was $14.9 million as compared to net loss attributable to common stockholders of $948,000 for the three months ended June 30, 2012.  The increase in net loss attributable to common stockholders for the three months ended June 30, 2013 compared to the same period in 2012 in the amount of $14.0 million is primarily attributable to a decrease in gains on the sale of real estate from discontinued operations recognized during the three months ended June 30, 2013, a $4.6 million non-cash impairment loss related to the sale of two office buildings in Atlanta, Georgia and a $6.6 million charge related to the redemption of our Series D preferred stock, offset by the purchase of five wholly owned office properties during the fourth quarter of 2012 and four wholly owned office properties and our partner's interest in three properties during 2013. Net loss attributable to common stockholders for six months ended June 30, 2013, was $18.8 million as compared to net income attributable to common stockholders of $1.0 million for six months ended June 30, 2012. The decrease in net income attributable to common stockholders for the six months ended June 30, 2013 compared to the same period in 2012 in the amount of $19.9 million is primarily attributable to a decrease in gains on the sale of real estate from discontinued operations recognized during the six months ended June 30, 2013, a $4.6 million non-cash impairment loss related to the sale of two office buildings in Atlanta, Georgia and a $6.6 million charge related to the redemption of our Series D preferred stock, offset by the purchase of five wholly owned office properties during the fourth quarter of 2012 and four wholly owned office properties and our partner's interest in three properties during the six months ended June 30, 2013.  The change in income (loss) from discontinued operations as well as other variances for income and expense items that comprise net income (loss) attributable to common stockholders is discussed in detail below.

Office Properties. The analysis below includes changes attributable to same-store properties and acquisitions of office properties.  Same-store properties are consolidated properties that we owned for the current and prior year reporting periods, excluding properties classified as discontinued operations.  During the six months ended June 30, 2013, we classified as discontinued operations three properties totaling 298,000 square feet, which were sold during the first quarter of 2013 and third quarter 2013.  At June 30, 2013, same-store properties consisted of 33 properties comprising 8.7 million square feet.

The following table represents revenue from office properties for the three months and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30				Six Months Ended June 30
	2013	2012	Increase (Decrease)	% Change	2013	2012	Increase	% Change
Revenue from office properties:
Same-store properties	$46,048	$46,490	$(442)	(1.0)%	$89,022	$88,508	$514	0.6%
Properties acquired	25,550	2,165	23,385	*N/M	49,759	4,627	45,132	*N/M
Total revenue from office properties	$71,598	$48,655	$22,943	47.2%	$138,781	$93,135	$45,646	49.0%
*N/M – Not Meaningful

Revenue from office properties for same-store properties decreased $442,000 or 1.0% for the three months ended June 30, 2013 as compared to the same period for 2012 due to a decrease in revenue associated with pass through expenses, off set by an increase in average same-store occupancy during the three months ended June 30, 2013 as compared to the same period for 2012. Revenue from office properties for same-store properties increased $514,000 or 0.6% for the six months ended June 30, 2013 as compared to the same period for 2012.  The primary reason for the increase is due to an increase in average same-store occupancy during the six months ended June 30, 2013, compared to the same period for 2012.

The following table represents property operating expenses for the three months and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30				Six Months Ended June 30
	2013	2012	Increase	% Change	2013	2012	Increase	% Change
Expense from office properties:
Same-store properties	$19,091	$18,203	$888	4.9%	$36,432	$34,995	$1,437	4.1%
Properties acquired	9,168	737	8,431	*N/M	17,141	1,612	15,529	*N/M
Total expense from office properties	$28,259	$18,940	$9,319	49.2%	$53,573	$36,607	$16,966	46.3%
*N/M – Not Meaningful

Property operating exenses for same-store properties increased $888,000 or 4.9% for the three months ended June 30, 2013 as compared to the same period for 2012 due to an increase in repairs and maintenance, bad debt expense and ad valorem taxes. Property operating expenses for same-store properties increased $1.4 million or 4.1% for the six months ended June 30, compared to the same period of 2012.  The primary reason for the increase is due to an increase in repair and maintenance, bad debt expense and ad valorem taxes.

Depreciation and Amortization.  Depreciation and amortization expense attributable to office properties increased $12.4 million and $24.2 million for the three months and six months ended June 30, 2013, compared to the same periods for 2012, respectively.  The primary reason for the increase is due to the purchase of five office properties during the fourth quarter of 2012 and four office properties during the six months ended June 30, 2013.

Management Company Income and Expenses.  Management company income decreased $493,000 and $1.6 million for the three months and six months ended June 30, 2013 compared to the same periods of 2012, respectively. The primary reason for the decrease in management company income for the three months and six months ended June 30, 2013 is due to management contracts terminated during 2012 and 2013. Management company expenses increased $365,000 and $221,000 for the three months and six months ended June 30, 2013 compared to the same periods of 2012, respectively.  The primary reason for the increase in management company expenses for the three months and six months ended June 30, 2013 is due to an increase in personnel costs.

Acquisition Costs.  During the three months ended June 30, 2013, we incurred $511,000 in acquisition costs compared to $506,000 for the same period in 2012. Our proportionate share of acquisition costs for the three months ended June 30, 2013 and 2012 was $515,000 and $510,000, respectively. During the six months ended June 30, 2013, we incurred $1.6 million in acquisition costs compared to $1.3 million for the same period in 2012.   The primary reason for the increase is due to the purchase of four office properties during the six months ended June 30, 2013 as compared to the purchase of three office properties for the same period of 2012.  Our proportionate share of acquisition costs for the six months ended June 30, 2013 and 2012 was $1.6 million and $750,000, respectively.

Share-Based Compensation Expense. Compensation expense related to stock options, profits interest units (LTIPs), restricted shares and deferred incentive share units of $1.2 million and $47,000 was recognized for the three months ended June 30, 2013 and 2012, respectively.  Compensation expense related to stock options, profits interest units (LTIPs), restricted shares and deferred incentive share units of $1.3 million and $204,000 was recognized for the six months ended June 30, 2013 and 2012, respectively.  The primary reason for the increase in share-based compensation expense for the three months and six months ended June 30, 2013 is due to the additional expense associated with new grants under our 2013 Omnibus Equity Incentive Plan. This expense is included in general and administrative expenses on our consolidated statements of operations and comprehensive income (loss).  Total compensation expense related to non-vested awards not yet recognized was $11.3 million at June 30, 2013. The weighted average period over which the expense is expected to be recognized is approximately two years.

Interest Expense. Interest expense from continuing operations, including amortization of deferred financing costs, increased $2.8 million or 32.4% and $4.0 million or 22.5% for the three months and six months ended June 30, 2013, compared to the same period of 2012, respectively, and is comprised of the following (in thousands):

	Three Months Ended June 30				Six Months Ended June 30
	2013	2012	Increase (Decrease)	% Change	2013	2012	Increase (Decrease)	% Change
Interest expense:
Mortgage interest expense	$9,593	$7,635	$1,958	25.6%	$18,266	$15,226	$3,040	20.0%
Credit facility interest expense	1,106	435	671	154.3%	2,422	1,409	1,013	71.9%
(Gain) loss on early extinguishment of debt	(58)	—	(58)	—%	(58)	190	(248)	(130.5)%
Mortgage loan cost amortization	264	174	90	51.7%	438	341	97	28.4%
Credit facility cost amortization	399	292	107	36.6%	706	614	92	15.0%
Total interest expense	$11,304	$8,536	$2,768	32.4%	$21,774	$17,780	$3,994	22.5%

Mortgage interest expense increased $2.0 million and $3.0 million for the three months and six months ended June 30, 2013 compared to the same period for 2012, respectively, and is primarily due to mortgage loans placed or assumed from June 2012 through June 30, 2013 in connection with acquisitions of office properties during the same period.

Credit facility interest expense increased $671,000 and $1.0 million for the three months and six months ended June 30, 2013 compared to the same periods of 2012, respectively.  The increase is due to an increase in year-to-date average borrowings of $149.6 million offset by a decrease in the weighted average interest rate on average borrowings of 73 basis points. The increase in average borrowings is primarily due to the placement of a $125.0 million term loan in September 2012, the placement of a $120.0 million term loan in June 2013 and borrowings under our unsecured revolving credit facility to purchase office properties during 2012 and 2013 and to fund the redemption of our Series D Preferred stock, offset by repayment of borrowings under our unsecured revolving credit facility from proceeds of our underwritten public common stock offerings during December 2012 and March 2013 and sales of office properties.

Discontinued Operations.  Discontinued operations is comprised of the following for the three months and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Statement of Operations:
Revenues
Income from office and parking properties	$621	$4,141	$1,149	$14,883
	621	4,141	1,149	14,883
Expenses
Office and parking properties:
Operating expense	203	2,325	750	6,845
Management company expense	(5)	86	2	238
Impairment loss on real estate	4,600	—	4,600	—
Interest expense	—	1,587	—	3,378
Non-cash adjustment for interest rate swap	—	(77)	—	(215)
Depreciation and amortization	210	594	479	1,561
	5,008	4,515	5,831	11,807
Income (loss) from discontinued operations	(4,387)	(374)	(4,682)	3,076
Gain on sale of real estate from discontinued operations	—	3,197	542	8,772
Total discontinued operations per Statement of Operations	(4,387)	2,823	(4,140)	11,848
Net income attributable to noncontrolling interest from discontinued operations	(43)	(322)	(30)	(3,674)
Total discontinued operations-Parkway's share	$(4,430)	$2,501	$(4,170)	$8,174

All current and prior period income from the following office property dispositions is included in discontinued operations for the three months and six months ended June 30, 2013 and 2012 (in thousands):

Office Property	Location	Square Feet	Date of Sale	Net Sales Price	Net Book Value of Real Estate	Gain (Loss) on Sale
2012 Dispositions (1):
Falls Pointe	Atlanta, GA	107	1/6/2012	$5,824	$4,467	$1,357
111 East Wacker	Chicago, IL	1,013	1/9/2012	153,240	153,237	3
Renaissance Center	Memphis, TN	189	3/1/2012	27,661	24,629	3,032
Overlook II	Atlanta, GA	260	4/30/2012	29,467	28,689	778
Wink Building	New Orleans, LA	32	6/8/2012	705	803	(98)
Ashford/Peachtree	Atlanta, GA	321	7/1/2012	29,440	28,148	1,292
Non-Core Assets	Various	1,932	Various	125,486	122,157	3,329
Sugar Grove	Houston, TX	124	10/23/2012	10,303	7,057	3,246
		3,978		$382,126	$369,187	$12,939
2013 Disposition (2):
Atrium at Stoneridge	Columbia, SC	108	3/20/2013	$2,966	$2,424	$542
		108		$2,966	$2,424	$542

Office Property	Location	Square Feet	Date of Sale	Gross Sales Price
Properties Held for Sale at June 30, 2013 (3)
Waterstone	Atlanta, GA	93	7/10/2013	$3,400
Meridian	Atlanta, GA	97	7/10/2013	6,800
		190		$10,200

(1) Total gain on the sale of real estate in discontinued operations recognized for the year ended December 31, 2012 was $12.9 million, of which $8.1 million was our proportionate share.

(2) Total gain on the sale of real estate in discontinued operations recognized during the six months ended June 30, 2013 was $542,000.
(3) Gains and losses on assets held for sale are expected to be finalized upon sale and reflected in the nine months ended September 30, 2013 financial statements.

On March 20, 2013, we sold Atrium at Stoneridge, a 108,000 square foot office property located in Columbia, South Carolina, for a gross sales price of $3.1 million and recorded a gain of $542,000 during the first quarter 2013.  We received $3.0 million in net proceeds from the sale, which was used to reduce amounts outstanding under our senior unsecured revolving credit facility.

On July 10, 2013, we sold two office properties, Waterstone and Meridian, totaling 190,000 square feet located in Atlanta, Georgia, for a gross sales price of $10.2 million and recorded a loss of $4.6 million during the second quarter of 2013. We received $9.5 million in net proceeds from the sale, which was used to reduce amounts outstanding under our senior unsecured revolving credit facility.

On July 17, 2013, we sold Bank of America Plaza, a 436,000 square foot office property located in Nashville, Tennessee, for a gross sales price of $42.8 million and expect to record a gain of approximately $11.9 million during the third quarter of 2013. We received $40.8 million in net proceeds from the sale, which was used to reduce amounts outstanding under our revolving credit facilities.

At June 30, 2013, assets and liabilities related to assets held for sale represented two properties, Waterstone and Meridian, totaling 190,000 square feet located in Atlanta, Georgia that were sold on July 10, 2013. The major classes of assets and liabilities classified as held for sale at June 30, 2013 are as follows (in thousands):

June 30, 2013
Balance Sheet:
Investment property	$9,285,000
Accumulated depreciation	—
Office property held for sale	9,285,000
Rents receivable and other assets	546,000
Total assets held for sale	$9,831,000

Accounts payable and other liabilities	$325,000
Total liabilities related to assets held for sale	$325,000

Income Taxes.  The analysis below reflects changes to the components of income tax (expense) benefit for the three months and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30				Six Months Ended June 30
	2013	2012	Decrease (Increase)	% Change	2013	2012	Decrease	% Change
Current:
Federal	$(153)	$(192)	$39	(20.3)%	$(203)	$(542)	$339	(62.5)%
State	(31)	(30)	(1)	3.3%	(41)	(86)	45	(52.3)%
Total current	$(184)	$(222)	$38	(17.1)%	$(244)	$(628)	$384	(61.1)%

	Three Months Ended June 30				Six Months Ended June 30
	2013	2012	Increase	% Change	2013	2012	Increase	% Change
Deferred:
Federal	$480	$197	$283	143.7%	$959	$404	$555	137.4%
State	88	36	52	144.4%	176	74	102	137.8%
Total deferred	$568	$233	$335	143.8%	$1,135	$478	$657	137.4%
Total income tax benefit (expense)	$384	$11	$373	3,390.9%	$891	$(150)	$1,041	(694.0)%

Current income tax expense decreased $38,000 for the three months ended June 30, 2013, compared to the same period of 2012. Current income tax expense decreased $384,000 for the six months ended June 30, 2013, compared to the same period of 2012.  The decrease is directly attributable to the decrease in management company income for the three months and six months ended June 30, 2013.  Deferred income tax benefit increased $335,000 and $657,000 for the three months and six months ended June 30, 2013 compared to the same period of 2012, respectively.  The increase is directly attributable to the management contract impairment recognized during the fourth quarter of 2012.  At June 30, 2013, the deferred tax liability associated with the management contracts totaled $824,000.

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

Cash.

Cash and cash equivalents were $30.2 million and $33.3 million at June 30, 2013 and 2012, respectively.  Cash flows provided by operating activities for the six months ended June 30, 2013 and 2012 were $39.7 million and $32.3 million, respectively.  The decrease in cash flows from operating activities of $7.4 million is primarily attributable to a decrease in gains on sale of real estate.

Cash used in investing activities was $238.6 million and $280.2 million for the six months ended June 30, 2013 and 2012, respectively.  The decrease in cash used by investing activities of $41.6 million is primarily due to a decrease in investments in real estate partially offset by a decrease in proceeds from the sale of real estate.

Cash provided by financing activities was $147.3 million for the six months ended June 30, 2013 compared to cash used in financing activities of $205.9 million for the six months ended June 30, 2012.  The decrease in cash provided by financing activities of $58.7 million is primarily attributable to the redemption of our Series D preferred stock, distributions to non-controlling interests for the purchase of our co-investor's 70% interest in the Tampa Fund II Assets and the early extinguishment of two mortgage loans offset by net proceeds of our March 2013 underwritten public common stock offering, proceeds from the placement of our $120 million term and an increase in mortgage loan proceeds due to the placement of non-recourse mortgage loans secured by two office properties.

Indebtedness.

Notes Payable to Banks.  At June 30, 2013, we had $68.0 million outstanding under our senior unsecured revolving credit facilities and had $245.0 million outstanding under our unsecured term loans.

		Interest		Outstanding
Credit Facilities	Lender	Rate	Maturity	Balance
$10.0 Million Unsecured Working Capital Revolving Credit Facility (1)	PNC Bank	—%	3/29/2016	$—
$215.0 Million Unsecured Revolving Credit Facility (1)	Wells Fargo	1.8%	3/29/2016	68,000
$125.0 Million Unsecured Term Loan (2)	Key Bank	2.2%	9/27/2017	125,000
$120.0 Million Unsecured Term Loan (3)	Wells Fargo	3.1%	6/11/2018	120,000
		2.4%		$313,000

(1)
The interest rate on the credit facilities is based on LIBOR plus an applicable margin of 160 to 235 basis points, depending upon our overall leverage as defined in the loan agreements for our credit facilities, with the current rate set at 160 basis points.  Additionally, we pay fees on the unused portion of the credit facilities ranging between 25 and 35 basis points based upon usage of the aggregate commitment, with the current rate set at 35 basis points.

(2)
The interest rate on the term loan is based on LIBOR plus an applicable margin of 150 to 230 basis points, depending on our overall leverage (with the current rate set at 150 basis points).  On September 28, 2012, we executed two floating-to-fixed interest rate swaps totaling $125 million, locking LIBOR at 0.7% for five years which was effective October 1, 2012.

(3)
The interest rate on the term loan is based on LIBOR plus an applicable margin of 145 to 200 basis points depending on our overall leverage (with the current rate set at 145 basis points). On June 12, 2013, we executed a floating-to-fixed interest rate swap totaling $120 million, locking LIBOR at 1.6% for five years.

On June 12, 2013, we entered into a term loan agreement for a $120 million unsecured term loan. The term loan has a maturity date of June 11, 2018. Interest on the term loan is based on LIBOR plus an applicable margin of 145 to 200 basis points depending on our overall leverage (with the current rate set at 145 basis points). The term loan has substantially the same operating and financial covenants as required by our $215 million unsecured revolving credit facility. Wells Fargo Bank, National Association, acted as Administrative Agent and lender. We also executed a floating-to-fixed interest rate swap totaling $120.0 million, locking LIBOR at 3.1% for five years and resulting in an effective initial interest rate of 1.6%. The term loan had an outstanding balance of $120.0 million at June 30, 2013.

We monitor a number of leverage and other financial metrics including, but not limited to, total debt to total asset value ratio, as defined in the loan agreements for our senior unsecured revolving credit facility and working capital unsecured credit facility.  In addition, we also monitor interest, fixed charge and modified fixed charge coverage ratios, as well as the net debt to EBITDA multiple.  The interest coverage ratio is computed by comparing the cash interest accrued to EBITDA. The interest coverage ratio for the six months ended June 30, 2013 and 2012 was 4.1 and 3.4 times, respectively.  The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA.  The fixed charge coverage ratio for the six months ended June 30, 2013 and 2012 was 2.8 and 1.9 times, respectively.  The modified fixed charge coverage ratio is computed by comparing the cash interest accrued and preferred dividends paid to EBITDA.  The modified fixed charge coverage ratio for the six months ended June 30, 2013 and 2012 was 3.3 and 2.2 times, respectively.  The net debt to EBITDA multiple is computed by comparing our share of net debt to EBITDA for the current quarter, as annualized and adjusted pro forma for any completed investment activity.  The net debt to EBITDA multiple for the six months ended June 30, 2013 and 2012 was 6.2 and 4.7 times, respectively.  We believe various leverage and other financial metrics we monitor provide useful information on total debt levels as well as our ability to cover interest, principal and/or preferred dividend payments.

Mortgage Notes Payable.  At June 30, 2013, we had $724.1 million in mortgage notes payable secured by office properties, with a weighted average interest rate of 5.1%.

The table below presents the principal payments due and weighted average interest rates for total mortgage notes payable at June 30, 2013 (in thousands).

	Weighted Average Interest Rate	Total Mortgage Maturities	Balloon Payments		Recurring Principal Amortization
Schedule of Mortgage Maturities by Years:
2013*	5.1%	$3,587	$—		$3,587
2014	5.1%	7,964	—		7,964
2015	5.1%	26,262	14,051		12,211
2016	4.9%	96,302	83,339		12,963
2017	4.7%	120,830	107,907		12,923
2018	4.7%	106,701	91,550		15,151
Thereafter	4.0%	362,444	340,462		21,982
Total	5.1%	$724,090	$637,309		$86,781
Fair value at June 30, 2013		$665,446		765,934
*Remaining six months

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

On May 31, 2013, we modified the existing $22.5 million first mortgage secured by Corporate Center Four at International Plaza ("Corporate Center Four"), a 250,000 square foot office property located in the Westshore submarket of Tampa, Florida. The modified first mortgage carries a principal balance of $36.0 million, a weighted average fixed interest rate of 4.6%, an initial 24-month interest only period and a maturity date of April 8, 2019. In conjunction with the modification, we executed a floating-to-fixed interest rate swap fixing the interest rate on the additional $13.5 million in loan proceeds at 3.3%.

On June 3, 2013, in connection with the purchase of the US Airways Building, one of our affiliates issued a $13.9 million mortgage loan to its wholly owned subsidiary and an affiliate of US Airways which is secured by the US Airways Building, a 225,000 square foot office building located in the Tempe submarket of Phoenix, Arizona. The mortgage carries a fixed interest rate of 3.0% and matures on December 31, 2016. In accordance with GAAP, our share of this loan and its related principal and interest payments have been eliminated in our consolidated financial statements.

On June 12, 2013, we repaid two first mortgages totaling $55.0 million which were secured by Cypress Center, a 286,000 square foot office complex in Tampa, Florida and NASCAR Plaza, a 394,000 square foot office property in Charlotte, North Carolina. The two mortgages had a weighted average interest rate of 3.6% and were schedule to mature in 2016. We repaid the mortgage loans using proceeds from our $120.0 million unsecured term loan.

On June 28, 2013, we modified the existing mortgage secured by Hayden Ferry II, a 299,000 square foot office property located in the Tempe submarket of Phoenix, Arizona.  The loan modification eliminates quarterly principal payments of $625,000.  As a result of the modification, loan payments are now interest-only through February 2015.  The mortgage bears interest at LIBOR plus an applicable spread which ranges from 250 to 350 basis points.  We entered into a floating-to-fixed interest rate swap which fixed LIBOR on the original loan at 1.5% through January 2018.  Effective August 1, 2013, we entered into a second floating-to-fixed interest rate swap which fixes LIBOR at 1.7% through January 2018 on the additional notional amount associated with the loan modification.  This loan is cross-defaulted with Hayden Ferry I, IV and V.

Market Risk

Our cash flows are exposed to interest rate changes primarily as a result of our senior unsecured revolving credit facility and term loans which have a floating interest rate tied to LIBOR. Our interest rate risk management objective is to appropriately limit the impact of interest rate changes on cash flows and to lower our overall borrowing costs. To achieve our objectives, we borrow at fixed rates when possible.  In addition, we entered into and will from time to time enter into interest rate swap agreements.  However, interest rate swap agreements and other hedging arrangements may expose us to additional risks, including a risk that a counterparty to a hedging arrangement may fail to honor our obligations. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition.

We designated the swaps as cash flow hedges of the variable interest rates on our $125.0 million unsecured term loan and $120.0 million unsecured term loan, as well as the debt secured by 245 Riverside, Corporate Center IV at International Plaza, Bank of America Center, Two Ravinia, Hayden Ferry I and Hayden Ferry II.  These swaps are considered to be fully effective and changes in the fair value of the swaps are recognized in accumulated other comprehensive loss.

Our interest rate hedge contracts at June 30, 2013, and 2012 are summarized as follows (in thousands):

						Fair Value Asset (Liability)
Type of	Balance Sheet	Notional	Maturity		Fixed	June 30
Hedge	Location	Amount	Date	Reference Rate	Rate	2013	2012
Swap	Accounts payable and other liabilities	$12,088	11/18/2015	1-month LIBOR	4.1%	$—	$(642)
Swap	Receivables and other assets	50,000	9/27/2017	1-month LIBOR	2.2%	972	—
Swap	Receivables and other assets	75,000	9/27/2017	1-month LIBOR	2.2%	1,409	—
Swap	Accounts payable and other liabilities	33,875	11/18/2017	1-month LIBOR	4.7%	(2,171)	(3,359)
Swap	Accounts payable and other liabilities	625	1/25/2018	1-month LIBOR	4.9%	(29)	—
Swap	Accounts payable and other liabilities	22,000	1/25/2018	1-month LIBOR	4.5%	(1,178)	(1,912)
Swap	Accounts payable and other liabilities	46,875	1/25/2018	1-month LIBOR	4.7%	(411)	(1,344)
Swap	Accounts payable and other liabilities	120,000	6/11/2018	1-month LIBOR	3.1%	(1,216)	—
Swap	Accounts payable and other liabilities	9,250	9/30/2018	1-month LIBOR	5.2%	(793)	(1,241)
Swap	Accounts payable and other liabilities	22,500	10/8/2018	1-month LIBOR	5.4%	(2,077)	(3,204)
Swap	Receivables and other assets	13,500	10/8/2018	1-month LIBOR	3.3%	74	—
Swap	Accounts payable and other liabilities	22,100	11/18/2018	1-month LIBOR	5.0%	(1,626)	(2,654)
						$(7,046)	$(14,356)

On March 25, 2013, in connection with the purchase of our co-investor's interest in the Tampa Fund II Assets, we assumed the remaining 70% of two interest rate swaps, which have a total notional amount of $34.6 million.

One May 31, 2013, we executed a floating-to-fixed interest rate swap for a notional amount of $13.5 million, associated with first mortgage secured by Corporate Center Four in Tampa, Florida, that fixes LIBOR at 3.3% through October 8, 2018.

On June 12, 2013, we also executed a floating-to-fixed interest rate swap for a notional amount of $120.0 million, associated with its $120.0 million term loan that fixes LIBOR at 1.6% for five years, which resulted in an effective initial interest rate of 3.1%. The interest rate swap matures June 11, 2018.

On June 28, 2013, we modified the existing mortgage secured by Hayden Ferry II, a 299,000 square foot office property located in the Tempe submarket of Phoenix, Arizona.  The loan modification eliminates quarterly principal payments of $625,000.  As a result of the modification, loan payments are now interest-only through February 2015.  The mortgage bears interest at LIBOR plus an applicable spread which ranges from 250 to 350 basis points.  We entered into a floating-to-fixed interest rate swap which fixed LIBOR on the original loan at 1.5% through January 2018.  Effective August 1, 2013, we entered into a second floating-to-fixed interest rate swap which fixes LIBOR at 1.7% through January 2018 on the additional notional amount associated with the loan modification.  This loan is cross-defaulted with Hayden Ferry I, IV and V.

Risk Management Objective of Using Derivatives

We are exposed to certain risk arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of its core business activities. We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and its known or expected cash payments principally related to our investments and borrowings.

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve our receipt of variable-rate amounts from a counterparty in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified to earnings in the period that the hedged forecasted transaction affects earnings. During 2013, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. See Note J - Fair Values of Financial Instruments, for the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets as of June 30, 2013 and December 31, 2012.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $5.5 million will be reclassified as an increase to interest expense. During the three months and six months ended June 30, 2013, we accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur. The accelerated amounts were a loss of $386,000.

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of our derivative financial instruments on the Consolidated Statement of Operations for the three months and six months ended June 30, 2013 and June 30, 2012 (dollar amounts in thousand):

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps and Caps)	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Amount of gain (loss) recognized in other comprehensive income on derivative	5,992	274	6,481	(3,220)
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	(1,143)	(882)	(2,810)	(1,832)
Amount of gain (loss) recognized in income on derivative (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	(386)	—	(386)	—

Credit risk-related Contingent Features

We have entered into agreements with each of our derivative counterparties that provide that if we default or are capable of being declared in default on any of its indebtedness, then we could also be declared in default on its derivative obligations.

As of June 30, 2013, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $10.1 million. As of June 30, 2013, we had not posted any collateral related to these agreements and were not in breach of any agreement provisions. If we had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $10.1 million at June 30, 2013.

Equity

We also have a universal shelf registration statement on Form S-3 (No. 333-189132) that was declared effective by the Securities and Exchange Commission on June 24, 2013.  We may offer an indeterminate number or amount, as the case may be, of (i) shares of common stock, par value $0.001 per share; (ii) shares of preferred stock, par value $0.001 per share; (iii) depository shares representing our preferred stock; and (iv) warrants to purchase common stock, preferred stock or depository shares representing preferred stock; and (v) rights to purchase our common stock, all of which may be issued from time to time on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended, at an aggregate public offering price not to exceed $1.0 billion.  As of June 30, 2013, we had $1.0 billion of securities available for issuance under the registration statement.

We may issue equity securities from time to time, including units issued by our operating partnership in connection with property acquisitions, as management may determine necessary or appropriate to satisfy our liquidity needs, taking into consideration market conditions, our stock price, the cost and availability of other sources of liquidity and any other relevant factors.

On March 25, 2013, we completed an underwritten public offering of 11.0 million shares of our common stock, plus an additional 1.65 million shares of our common stock issued and sold pursuant to the exercise of the underwriters' option to purchase additional shares in full, at the public offering price of $17.25 per share.  The net proceeds from the offering, after deducting the underwriting discount and offering expenses, were approximately $209.0 million.  We used the net proceeds of the stock offering to redeem in full all of our outstanding Series D preferred stock and will use remaining net proceeds to fund potential acquisition opportunities, to repay amounts outstanding from time to time under our senior unsecured revolving credit facility and/or for general corporate purposes.

On April 25, 2013, we redeemed all of our outstanding Series D preferred stock using proceeds from our March 2013 underwritten public offering of common stock.  We paid $136.3 million to redeem the preferred shares and incurred a charge during the second quarter of approximately $6.6 million, which represents the difference between the costs associated with the issuances, including the price at which such shares were paid, and the redemption price.

Capital Expenditures

During the six months ended June 30, 2013, we incurred $8.2 million in recurring capital expenditures on a consolidated basis, with $6.8 million representing our share of such expenditures.  These costs include tenant improvements, leasing costs and recurring building improvements. During the six months ended June 30, 2013, we incurred $11.6 million related to upgrades on properties acquired in recent years that were anticipated at the time of purchase and major renovations that are nonrecurring in nature to office properties, with $7.8 million representing our share of such expenditures.  All such improvements were financed with cash flow from the properties, capital expenditure escrow accounts, borrowings under our senior unsecured revolving credit facility and contributions from joint venture partners.

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

During the six months ended June 30, 2013, we paid $18.5 million in dividends to our common stockholders and $3.4 million to our Series D preferred stockholders. These dividends were funded with cash flow from the properties, proceeds from the sales of properties, proceeds from the issuance of common stock or borrowings on our credit facility.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income", which requires disclosure of the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income.  The disclosure requirements are effective with respect to us on January 1, 2013, and we do not expect the guidance to have a material impact on our consolidated financial statements.

Funds From Operations ("FFO")

Management believes that FFO is an appropriate measure of performance for equity REITs and computes this measure in accordance with the NAREIT definition of FFO (including any guidance that NAREIT releases with respect to the definition).  Funds from operations is defined by NAREIT as net income (computed in accordance with GAAP), reduced by preferred dividends, excluding gains or losses from sale of previously depreciable real estate assets, impairment charges related to depreciable real estate and extraordinary items under GAAP, plus depreciation and amortization, and after adjustments to derive our pro rata share of FFO of consolidated and unconsolidated joint ventures.  Further, we do not adjust FFO to eliminate the effects of non-recurring charges.  We believe that FFO is a meaningful supplemental measure of our operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses.  However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient.  Thus, NAREIT created FFO as a supplemental measure of operating performance for real estate investment trusts that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP.  We believe that the use of FFO, combined with the required GAAP presentations, has been beneficial in improving the understanding of operating results of real estate investment trusts among the investing public and making comparisons of operating results among such companies more meaningful.  FFO as reported by us may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition.  Funds from operations do not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States and is not an indication of cash available to fund cash needs.  Funds from operations should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity.

The following table presents a reconciliation of our net income (loss) for Parkway Properties, Inc. to FFO for the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended
	June 30
	2013	2012
Net income (loss) for Parkway Properties, Inc.	$(8,788)	$7,478
Adjustments to derive funds from operations:
Depreciation and amortization	60,764	36,566
Depreciation and amortization – discontinued operations	479	1,539
Noncontrolling interest depreciation and amortization	(14,230)	(16,176)
Adjustments for unconsolidated joint ventures – discontinued operations	—	22
Noncontrolling interest – unit holders	(2)	16
Preferred dividends	(3,433)	(5,421)
Convertible preferred dividends	—	(1,011)
Dividends on preferred stock redemption	(6,604)	—
Impairment loss on depreciable real estate	4,600	—
Gain on sale of real estate (Parkway's share)	(542)	(4,934)
Funds from operations attributable to common stockholders (1)	$32,244	$18,079

(1)	Funds from operations attributable to common stockholders for the six months ended June 30, 2013 and 2012 include the following items at our proportionate ownership share (in thousands):

	Six Months Ended
	June 30
	2013	2012
Loss on extinguishment of debt	$(572)	$(779)
Acquisition costs	(1,645)	(758)
Non-recurring lease termination fee income	195	1,231
Change in fair value of contingent consideration	—	(216)
Non-cash adjustment for interest rate swap	630	215
Realignment expenses	(460)	(1,203)

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

We view EBITDA primarily as a liquidity measure and, as such, the GAAP financial measure most directly comparable to it is cash flows provided by operating activities.  Because EBITDA is not a measure of financial performance calculated in accordance with GAAP, it should not be considered in isolation or as a substitute for operating income, net income, or cash flows provided by operating, investing and financing activities prepared in accordance with GAAP.  The following table reconciles cash flows provided by operating activities to EBITDA for the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended
	June 30
	2013	2012
	(Unaudited)
Cash flows provided by operating activities	$39,716	$32,320
Amortization of above market leases	(1,572)	(2,285)
Interest rate swap adjustment	—	(215)
Interest expense	20,688	19,067
Prepayment expenses - early extinguishment of debt	572	—
Loss on early extinguishment of debt	(630)	1,025
Acquisition costs (Parkway's share)	1,645	758
Tax expense - current	244	628
Change in deferred leasing costs	3,991	4,710
Change in receivables and other assets	22,913	(1,087)
Change in accounts payable and other liabilities	(9,511)	3,267
Adjustments for noncontrolling interests	(18,330)	(19,753)
Adjustments for unconsolidated joint ventures	—	37
EBITDA	$59,726	$38,472

The reconciliation of net income (loss) for Parkway Properties, Inc. to EBITDA and the computation of our proportionate share of interest, fixed charge and modified fixed charge coverage ratios, as well as the net debt to EBITDA multiple is as follows for the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended
	June 30
	2013	2012
	(Unaudited)
Net income (loss) for Parkway Properties, Inc.	(8,788)	7,478
Adjustments to net income (loss) for Parkway Properties, Inc.:
Interest expense	20,688	19,067
Interest expense - prepayment expense	572
Amortization of financing costs	1,144	1,029
Non-cash adjustment for interest rate swap – discontinued operations	—	(215)
(Gain) loss on early extinguishment of debt	(630)	1,025
Acquisition costs (Parkway's share)	1,645	758
Depreciation and amortization	61,243	38,105
Amortization of share-based compensation	1,321	204
Gain on sale of real estate (Parkway's share)	(542)	(4,934)
Impairment loss on office properties	4,600	—
Change in fair value of contingent consideration	—	216
Tax expense (benefit)	(891)	150
EBITDA adjustments - unconsolidated joint ventures	—	58
EBITDA adjustments - noncontrolling interest in real estate partnerships	(20,636)	(24,469)
EBITDA (1)	$59,726	$38,472
Interest coverage ratio:
EBITDA	$59,726	$38,472
Interest expense:
Interest expense	20,688	$19,067
Interest expense - unconsolidated joint ventures	—	21
Interest expense - noncontrolling interest in real estate partnerships	(6,263)	(7,847)
Total interest expense	$14,425	$11,241
Interest coverage ratio	4.1	3.4
Fixed charge coverage ratio:
EBITDA	$59,726	$38,472
Fixed charges:
Interest expense	$14,401	$11,241
Preferred dividends	3,433	6,432
Principal payments (excluding early extinguishment of debt)	4,785	3,981
Principal payments - unconsolidated joint ventures	—	6
Principal payments - noncontrolling interest in real estate partnerships	(1,339)	(1,107)
Total fixed charges	$21,280	$20,553
Fixed charge coverage ratio	2.8	1.9
Modified fixed charge coverage ratio:
EBITDA	$59,726	$38,472
Modified fixed charges:
Interest expense	$14,401	$11,241
Preferred dividends	3,433	6,432
Total modified fixed charges	$17,834	$17,673
Modified fixed charge coverage ratio	3.3	2.2
Net Debt to EBITDA multiple:
Annualized EBITDA (2)	$127,910	$81,297
Parkway's share of total debt:
Mortgage notes payable	$724,090	$551,564
Mortgage notes payable-held for sale	—	29,597
Notes payable to banks	313,000	111,267
Adjustments for non-controlling interest in real estate partnerships	(230,213)	(295,740)
Parkway's share of total debt	806,877	396,688
Less: Parkway's share of cash	(16,248)	(12,669)
Parkway's share of net debt	$790,629	$384,019
Net Debt to EBITDA multiple	6.2	4.7

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

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at June 30, 2013.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2013.  There were no changes in our internal control over financial reporting during the second quarter of 2013 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

We may be unable to effectively consolidate our accounting and other support functions and may incur additional unanticipated charges.

                We have announced plans to close our Jackson, Mississippi office by December 31, 2013 in order to consolidate our support functions, including accounting, tax, human resources and information technology, in Florida.  However, we may not be able to effectively consolidate our accounting and other support functions in our Florida offices and we may not achieve the level of cost savings and other benefits we expect to realize as a result of the consolidation. Although as of July 3, 2013 we expected to incur approximately $3.7 million in transition-related charges in the third quarter of 2013, we may incur additional charges that we did not anticipate.  Changes in the amount, timing and nature of the charges related to this consolidation could have a material adverse effect on our results of operations.

For a discussion of other potential risks and uncertainties, please refer to Item 1A - Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 26, 2013, we issued 7,388 shares of common stock to TPG VI Management, LLC as payment of a monitoring fee pursuant to the Management Services Agreement dated June 5, 2012, which we entered into in connection with the 2012 investment transaction with TPG IV Pantera Holdings, L.P.  The common stock was issued in a transaction that was not registered under the Securities Act of 1933, as amended (the "Act"), in reliance on Section 4(2) of the Act.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

3.1
Articles Supplementary Reclassifying 5,421,296 Shares of Series D Cumulative Redeemable Preferred Stock into Common Stock (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed May 30, 2013.

10.1	Parkway Properties, Inc. and Parkway Properties LP 2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed May 21, 2013).

10.2	Form of Profits Interest Units (LTIP Units) Agreement under the 2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed May 21, 2013).

10.3	Form of Restricted Stock Unit Agreement - Performance Vesting under the 2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed May 21, 2013).

10.4	Form of Restricted Stock Unit Agreement - Time Vesting under the 2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed May 21, 2013).

10.5	Form of Stock Option Award Agreement under the 2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed May 21, 2013).

10.6
Term Loan Agreement by and among Parkway Properties, LP, Parkway Properties, Inc. and Wells Fargo Bank, National Association as Administrative Agent and lender, dated June 12, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 17, 2013).

10.7
Guaranty dated as of June 12, 2013 by the Company and certain subsidiaries of the Company party thereto in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed June 17, 2013).

10.8
Third Amendment to Amended and Restated Credit Agreement by and among Parkway Properties LP, Parkway Properties, Inc., Wells Fargo Bank, National Association as Administrative Agent and lenders party thereto, dated June 12, 2013 (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed June 17, 2013).

10.9
Amendment to Term Loan Agreement by and among Parkway Properties LP, Parkway Properties, Inc., Key Bank National Association as Administrative Agent and lenders party thereto, dated June 12, 2013 (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed June 17, 2013).

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

101
The following materials from Parkway Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations and comprehensive income, (iii) consolidated statement of changes in equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.**

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 5, 2013
  PARKWAY PROPERTIES, INC.

  BY: /s/ O. Darryl Waltman
  O. Darryl Waltman
  Senior Vice President and
  Chief Accounting Officer