Form 10-Q
period 2013-09-30
PARKWAY PROPERTIES INC
filed 2013-11-08
CIK 729237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended September 30, 2013
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

68,622,417 shares of Common Stock, $.001 par value, were outstanding at November 1, 2013.

PARKWAY PROPERTIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

Forward-Looking Statements

Certain statements in this Form 10-Q that are not in the present or past tense or discuss the Company's expectations (including the use of the words anticipate, believe, forecast, intends, expects, project, or similar expressions) are forward-looking statements within the meaning of the federal securities laws and as such are based upon the Company's current belief as to the outcome and timing of future events.  Examples of forward-looking statements include projected capital resources, projected profitability and portfolio performance, estimates of market rental rates, projected capital improvements, expected sources of financing, expectations as to the timing of closing of acquisitions, dispositions or other transactions, the expected operating performance of anticipated near-term acquisitions and descriptions relating to these expectations, including without limitation, the anticipated net operating income yield.  Forward-looking statements involve risks and uncertainties (some of which are beyond our control) and are subject to change based upon various factors including, but not limited to, the following risks and uncertainties: changes in the real estate industry and in performance of the financial markets and interest rates; the actual or perceived impact of U.S. monetary policy; the demand for and market acceptance of our properties for rental purposes; our ability to enter into new leases or renewal leases on favorable terms; the amount and growth of our expenses; tenant financial difficulties and general economic conditions, including interest rates, as well as economic conditions and competition in our geographic markets;  defaults or non-renewal of leases; risks associated with joint venture partners; the risks associated with the ownership and development of real property, including risks related to natural disasters; risks associated with property acquisitions; the failure to acquire or sell properties as and when anticipated; termination of property management contracts; the bankruptcy or insolvency of companies for which we provide property management services or the sale of these properties; the outcome of claims and litigation involving or affecting us; the ability to satisfy conditions necessary to close pending transactions and the ability to successfully integrate pending transactions, including the proposed merger with Thomas Properties Group, Inc.; applicable regulatory changes; our failure to maintain our status as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code; risks associated with the integration of our business and the business of Thomas Properties Group, Inc.; risks associated with achieving expected synergies or cost savings; and other risks and uncertainties detailed from time to time in our SEC filings. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, our business, financial condition, liquidity, cash flows and financial results could differ materially from those expressed in any forward-looking statement. Any forward-looking statements speak only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict the occurrence of those matters or the manner in which they may affect us. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes.

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Real estate related investments:
Office and parking properties	$1,873,094	$1,762,566
Accumulated depreciation	(220,164)	(199,849)
	1,652,930	1,562,717
Land available for sale	250	250
Mortgage loan	3,523	—
Investment in unconsolidated joint ventures	87,109	—
	1,743,812	1,562,967
Receivables and other assets	151,487	124,691
Notes receivable, net	78,800	—
Intangible assets, net	109,163	118,097
Management contracts, net	13,656	19,000
Cash and cash equivalents	42,518	81,856
Total assets	$2,139,436	$1,906,611

Liabilities
Notes payable to banks	$391,000	$262,000
Mortgage notes payable	722,313	605,889
Accounts payable and other liabilities	102,654	82,716
Total liabilities	1,215,967	950,605

Equity
Parkway Properties, Inc. stockholders' equity:
8.00% Series D Preferred Stock, $.001 par value, 5,421,296 shares authorized, issued and outstanding in 2012	—	128,942
Common stock, $.001 par value, 120,000,000 and 114,578,704 shares authorized in 2013 and 2012, respectively, and 68,626,994 and 56,138,209 shares issued and outstanding in 2013 and 2012, respectively	69	56
Additional paid-in capital	1,100,613	907,254
Accumulated other comprehensive loss	(2,353)	(4,425)
Accumulated deficit	(387,737)	(337,813)
Total Parkway Properties, Inc. stockholders' equity	710,592	694,014
Noncontrolling interests	212,877	261,992
Total equity	923,469	956,006
Total liabilities and equity	$2,139,436	$1,906,611

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Revenues
Income from office and parking properties	$70,106	$52,458	$204,936	$142,229
Management company income	4,470	4,591	13,302	14,996
Total revenues	74,576	57,049	218,238	157,225
Expenses and other
Property operating expense	27,855	19,992	79,871	55,225
Depreciation and amortization	30,679	20,959	90,283	56,534
Impairment loss on real estate	5,600	—	5,600	—
Change in fair value of contingent consideration	—	—	—	216
Management company expenses	5,009	4,205	13,990	12,966
General and administrative	9,366	3,749	18,271	11,266
Acquisition costs	1,133	159	2,779	1,491
Total expenses and other	79,642	49,064	210,794	137,698
Operating income (loss)	(5,066)	7,985	7,444	19,527
Other income and expenses
Interest and other income	434	64	619	205
Equity in earnings of unconsolidated joint ventures	393	—	472	—
Gain on sale of real estate	—	48	—	48
Recovery of losses on mortgage loan receivable	—	500	—	500
Interest expense	(11,663)	(8,521)	(33,437)	(25,887)
Income (loss) before income taxes	(15,902)	76	(24,902)	(5,607)
Income tax benefit (expense)	839	7	1,730	(143)
Income (loss) from continuing operations	(15,063)	83	(23,172)	(5,750)
Discontinued operations:
Income (loss) from discontinued operations	205	138	(3,322)	3,800
Gain on sale of real estate from discontinued operations	11,545	995	12,087	9,767
Total discontinued operations	11,750	1,133	8,765	13,567
Net income (loss)	(3,313)	1,216	(14,407)	7,817
Net loss attributable to noncontrolling interest – real estate partnerships	1,006	896	3,310	1,789
Net loss attributable to noncontrolling interests – unit holders	1	17	3	1
Net income (loss) for Parkway Properties, Inc.	(2,306)	2,129	(11,094)	9,607
Dividends on preferred stock	—	(2,711)	(3,433)	(8,132)
Dividends on convertible preferred stock	—	—	—	(1,011)
Dividends on preferred stock redemption	—	—	(6,604)	—
Net income (loss) attributable to common stockholders	$(2,306)	$(582)	$(21,131)	$464

Net income (loss)	$(3,313)	$1,216	$(14,407)	$7,817
Change in fair value of interest rate swaps	(1,778)	(993)	7,562	(4,213)
Comprehensive income (loss)	(5,091)	223	(6,845)	3,604
Comprehensive (income) loss attributable to noncontrolling interests	1,246	1,501	(2,176)	4,632
Comprehensive income (loss) attributable to common stockholders	$(3,845)	$1,724	$(9,021)	$8,236
Net income (loss) per common share attributable to Parkway Properties, Inc.:
Basic and Diluted:
Loss from continuing operations attributable to Parkway Properties, Inc.	$(0.20)	$(0.03)	$(0.46)	$(0.32)
Discontinued operations	0.17	0.01	0.13	0.34
Basic and diluted net income (loss) attributable to Parkway Properties, Inc.	$(0.03)	$(0.02)	$(0.33)	$0.02
Weighted average shares outstanding:
Basic	68,564	36,487	64,689	27,199
Diluted	68,564	36,487	64,689	27,199
Amounts attributable to Parkway Properties, Inc. common stockholders:
Loss from continuing operations attributable to Parkway Properties, Inc.	$(14,019)	$(1,170)	$(29,830)	$(8,884)
Discontinued operations	11,713	588	8,699	9,348
Net income (loss) attributable to common stockholders	$(2,306)	$(582)	$(21,131)	$464

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share and per share data)
(Unaudited)

		Parkway Properties, Inc. Stockholders
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$128,942	$56	$907,254	$(4,425)	$(337,813)	$261,992	$956,006
Net loss	—	—	—	—	(11,094)	(3,313)	(14,407)
Change in fair value of interest rate swaps	—	—	—	2,072	—	5,490	7,562
Common dividends declared-$0.45 per share	—	—	—	—	(28,793)	—	(28,793)
Preferred dividends declared-$1.00 per share	—	—	—	—	(3,433)	—	(3,433)
Original issue costs - preferred stock redemption	—	—	—	—	(6,604)	—	(6,604)
Share-based compensation	—	—	3,322	—	—	—	3,322
11,432 shares issued to Directors	—	—	220	—	—	—	220
Issuance of 12,697,865 shares of common stock	—	13	209,430	—	—	—	209,443
Issuance of 19,123 shares issued pursuant to TPG Management Services Agreement	—	—	325	—	—	—	325
Buyback of 2,769 shares to satisfy tax withholding obligation in connection with the vesting of restricted stock	—	—	(44)	—	—	—	(44)
Series D Preferred Stock redemption	(128,942)	—	—	—	—	—	(128,942)
Distributions to noncontrolling interest	—	—	—	—	—	(13,840)	(13,840)
Purchase of noncontrolling interest's share of office properties owned by Parkway Properties Office Fund II, L.P.	—	—	(19,894)	—	—	(37,452)	(57,346)
Balance at September 30, 2013	$—	$69	$1,100,613	$(2,353)	$(387,737)	$212,877	$923,469

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)
Operating activities
Net income (loss)	$(14,407)	$7,817
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	90,283	56,534
Depreciation and amortization – discontinued operations	1,557	3,438
Amortization of above market leases	2,277	3,837
Amortization of below market leases – discontinued operations	—	(38)
Amortization of loan costs	1,856	1,384
Amortization of loan costs - discontinued operations	—	74
Share-based compensation expense	3,322	371
Deferred income tax benefit	(1,704)	(717)
Gain on sale of real estate investments and recovery of mortgage loan receivable	(12,087)	(10,315)
Non-cash impairment loss on real estate	5,600	—
Non-cash impairment loss on real estate-discontinued operations	4,600	—
Equity in earnings of unconsolidated joint ventures	(472)	—
Equity in loss of unconsolidated joint ventures-discontinued operations	—	19
Change in fair value of contingent consideration	—	216
Increase in deferred leasing costs	(9,856)	(7,103)
Changes in operating assets and liabilities:
Change in receivables and other assets	(22,319)	2,224
Change in accounts payable and other liabilities	25,511	(6,186)
Net cash provided by operating activities	74,161	51,555
Investing activities
(Issuance of) proceeds from mortgage loan	(3,523)	2,000
Investment in unconsolidated joint ventures	(86,685)	—
Distributions from unconsolidated joint ventures	—	120
Investment in real estate	(187,442)	(396,893)
Issuance of note receivable, net	(78,800)	—
Proceeds from sale of real estate	53,921	117,637
Real estate development	(745)	—
Improvements to real estate	(23,519)	(19,288)
Net cash used in investing activities	(326,793)	(296,424)
Financing activities
Principal payments on mortgage notes payable	(61,576)	(22,390)
Proceeds from mortgage notes payable	178,000	73,500
Proceeds from bank borrowings	464,234	277,380
Payments on bank borrowings	(335,234)	(284,702)
Debt financing costs	(2,747)	(3,126)
Purchase of Company stock	(44)	(172)
Dividends paid on common stock	(28,956)	(8,335)
Dividends paid on convertible preferred stock	—	(1,011)
Dividends paid on preferred stock	(3,433)	(10,843)
Contributions from noncontrolling interest partners	—	17,447
Distributions to noncontrolling interest partners	(71,186)	(675)
Redemption of preferred stock	(135,532)	—
Proceeds from stock offerings, net of transaction costs	209,768	186,169
Net cash provided by financing activities	213,294	223,242
Change in cash and cash equivalents	(39,338)	(21,627)
Cash and cash equivalents at beginning of period	81,856	75,183
Cash and cash equivalents at end of period	$42,518	$53,556
See notes to consolidated financial statements.

Parkway Properties, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

Note A – Basis of Presentation and Summary of Significant Accounting Policies

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

The Company also consolidates certain joint ventures where it exercises significant control over major operating and management decisions, or where the Company is the sole general partner and the limited partners do not possess kick-out rights or other substantive participating rights.  The equity method of accounting is used for those joint ventures that do not meet the criteria for consolidation and where Parkway does not control these joint ventures.

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  All such adjustments are of a normal recurring nature.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Operating results for the three months and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.  The financial statements should be read in conjunction with the 2012 annual report on Form 10-K and the audited financial statements included therein and the notes thereto.

The balance sheet at December 31, 2012 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by United States GAAP for complete financial statements.

Restructuring Charges

Restructuring charges reflected in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) relate primarily to one-time termination benefits. The Company recognizes these severance and other charges when the requirements of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 420, "Exit or Disposal Cost Obligations", have been met regarding a plan of termination and when communication has been made to employees. During the three months and nine months ended September 30, 2013, the Company recorded $3.6 million of restructuring charges related primarily to severance costs associated with the departure of management and other personnel as a result of the Company's anticipated closing of its Jackson, Mississippi office on December 31, 2013.

Reclassifications

Certain reclassifications have been made in the 2012 consolidated financial statements to conform to the 2013 classifications with no impact on previously reported net income or equity.

Subsequent Events

The Company has evaluated all subsequent events through the issuance date of the financial statements.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-2, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income", which requires disclosure of the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. The disclosure requirements were effective for the Company on January 1, 2013, and the Company does not expect the guidance to have a material impact on its consolidated financial statements.

In July 2013, the FASB issued ASU 2013-10, "Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes", which amends Topic 815 (Derivatives and Hedging) to permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the U.S. Treasury rate and the London Interbank Offered Rate ("LIBOR"). The amendments were effective for the Company prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013, and the Company does not expect the guidance to have a material impact on its consolidated financial statements.

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

The computation of diluted EPS is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Basic and diluted net income (loss) attributable to common stockholders	$(2,306)	$(582)	$(21,131)	$464
Basic weighted average shares	68,564	36,487	64,689	27,199
Dilutive weighted average shares	68,564	36,487	64,689	27,199
Diluted net income (loss) per share attributable to Parkway Properties, Inc.	$(0.03)	$(0.02)	$(0.33)	$0.02

The computation of diluted EPS for the three months and nine months ended September 30, 2013 and 2012 did not include the effect of employee stock options, deferred incentive share units, restricted share units, and restricted shares as their inclusion would have been anti-dilutive. Terms and conditions of these awards are described in Note L - Share-Based and Long-Term Compensation Plans.

Note C – Supplemental Cash Flow Information and Schedule of Non-Cash Investing and Financing Activity

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Supplemental cash flow information:
Cash paid for interest	$30,835	$28,312
Cash paid (received) for income taxes	(117)	431
Supplemental schedule of non-cash investing and financing activity:
Mortgage note payable transferred to purchaser	—	(254,095)
Stock options, profits interest units, restricted share units, restricted shares and deferred incentive share units forfeited	(309)	(862)
Shares issued pursuant to TPG Management Services Agreement	325	150
Shares issued to Directors	220	263
Shares issued for purchase of land	859	—
Operating partnership unit converted to common stock	—	15,112

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

On March 25, 2013, the Company purchased its co-investor's 70% interest in four office properties totaling 788,000 square feet located in the Westshore submarket of Tampa, Florida ("Tampa Fund II Assets").  The Tampa Fund II Assets were owned by Parkway Properties Office Fund II, L.P. ("Fund II").  The Company's purchase price for its co-investor's 70% interest in the Tampa Fund II Assets was $97.5 million.  Simultaneously with closing, the Company assumed $40.7 million of existing mortgage indebtedness that is secured by the properties, which represents its co-investor's 70% share of the approximately $58.1 million of existing mortgage indebtedness.  The four office properties include Corporate Center IV at International Plaza, Cypress Center I, II and III, Cypress Center garage and The Pointe. The Tampa Fund II Assets' office properties and associated mortgage loans were previously included in the Company's consolidated balance sheets and statements of operations and comprehensive income (loss).  Therefore, the Company's purchase of its co-investor's share in these office properties will not impact the Company's overall financial position.

On June 3, 2013, the Company purchased an approximate 75% interest in the US Airways Building, a 225,000 square foot office property located in the Tempe submarket of Phoenix, Arizona, for a purchase price of $41.8 million. At closing, an affiliate of the Company issued a $3.5 million mortgage loan to an affiliate of US Airways, which is secured by the building. The mortgage loan carries a fixed interest rate of 3.0% and matures in December 2016. This nine-story Class A office building is adjacent to Parkway's Hayden Ferry Lakeside and Tempe Gateway assets and shares a parking garage with Tempe Gateway.  The property is the headquarters for US Airways, which has leased 100% of the building through April 2024.  US Airways has a termination option on December 31, 2016 or December 31, 2021 with 12 months prior notice.  US Airways is also the owner of the remaining approximate 25% in the building. During the third quarter of 2013, the Company reclassified the assets and liabilities attributable to the US Airways Building to investments in unconsolidated joint ventures on the Company's consolidated balance sheets. The Company accounts for its investment in the US Airways Building under the equity method of accounting.

The allocation of purchase price related to intangible assets and liabilities and weighted average amortization period (in years) for each class of asset or liability for Tower Place 200 and the Deerwood Portfolio is as follows (in thousands, except weighted average life, which is in years):

	Amount	Weighted Average Life
Land	$31,337	N/A
Buildings and garages	121,369	40
Tenant improvements	13,434	5
Lease commissions	6,056	4
Lease in place value	15,862	4
Above market leases	2,936	4
Below market leases	(5,735)	7

The unaudited pro forma effect on the Company's results of operations for the purchase of Tower Place 200, the Deerwood Portfolio, the Tampa Fund II assets, and its investment in the US Airways Building as if the purchase had occurred on January 1, 2012 is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$74,576	$62,470	$222,069	$174,653
Net income (loss) attributable to common stockholders	$(3,085)	$(4)	$(21,518)	$2,527
Basic net income (loss) attributable to common stockholders	$(0.04)	$(0.01)	$(0.34)	$0.09
Diluted net income (loss) attributable to common stockholders	$(0.04)	$(0.01)	$(0.34)	$0.09

On April 26, 2013, the Company entered into a purchase and sale agreement to acquire Lincoln Place, a 140,000 square foot office building located in the South Beach submarket of Miami, Florida.  Lincoln Place is comprised of 111,000 square feet of office space and 29,000 square feet of retail space on the ground floor, with a five-story garage adjacent to the property. The property is currently 100% leased to LNR Corporation through June 2021 with no renewal or early termination option. Parkway is under contract to acquire Lincoln Place in exchange for the assumption of the existing secured first mortgage, which has a current outstanding balance of approximately $49.6 million, a fixed interest rate of 5.9% and a maturity date of June 11, 2016, and the issuance of 900,000 shares of operating partnership units. Based on Parkway's closing stock price of $18.06 per share on November 1, 2013, the implied purchase price would be approximately $65.9 million.  Closing is expected to occur by the end of the fourth quarter 2013, subject to customary closing conditions.

On August 19, 2013, the Company purchased approximately six acres of land available for development located in Tampa, Florida for a purchase price of $2.9 million. The land, which was partially and indirectly owned by certain of the Company's officers, is adjacent to the Company's Cypress Center I, II, and III assets and has surface parking used for tenants of Cypress I, II, and III. On August, 22, 2013, the Company issued (i) 11,966 shares of common stock to James R. Heistand, our President and Chief Executive Officer, (ii) 29,916 shares of common stock to ACP-Laurich Partnership, Ltd. (“ACP”), of which Mr. Heistand is the indirect owner, and (iii) 5,983 shares of common stock to Henry F. Pratt III, our Executive Vice President of Asset Management and Third Party Services, as partial consideration for the land purchase.

On August 28, 2013, the Company purchased approximately one acre of land available for development located in Tempe, Arizona for a purchase price of $1.2 million. This land is adjacent to Parkway's Hayden Ferry Lakeside and Tempe Gateway assets.

On September 4, 2013, the Company, Parkway Properties LP, a Delaware limited partnership (“Parkway LP”), PKY Masters LP, a Delaware limited partnership and a wholly owned subsidiary of Parkway LP (“Merger Sub”), Thomas Properties Group, Inc., a Delaware corporation (“TPGI”), and Thomas Properties Group, L.P. (“TPG LP”), a Maryland limited partnership, entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which TPGI will merge with and into the Company in a stock-for-stock transaction valued at approximately $1.2 billion (the "Mergers"). Under the terms of the Merger Agreement, TPGI's shareholders will receive 0.3822 shares of newly issued common stock of the Company in exchange for each share of common stock of TPGI. The transaction is expected to close by the end of the fourth quarter of 2013, subject to to the approval of stockholders of both companies, receipt of certain third-party consents and other customary closing conditions.

Upon completion of the transaction, the Company will assume TPGI’s ownership interest in two office properties in Houston, Texas and five office properties in Austin, Texas. The Company has separately reached an agreement with Brandywine Realty Trust ("Brandywine") to sell substantially all of TPGI’s ownership interest in two office properties located in Philadelphia, Pennsylvania known as Commerce Square, based on an agreed-upon property value of $332 million, which sale will close concurrent with and be subject to the closing of the merger transaction. Additionally, the Company has agreed to sell TPGI’s Four Points Centre and a contiguous land parcel located in Austin, Texas to Brandywine for $51 million, subject to customary closing conditions.

On September 11, 2013, the Company, through a joint venture, acquired a 40% common equity interest in a mortgage note in the original principal amount of $65 million secured by 7000 Central Park, a 415,000 square foot office property located in the Central Perimeter submarket of Atlanta, Georgia.  The total purchase price for the note, which was previously under special servicer oversight, was $56.6 million plus an additional $318,000 in transaction costs.  The Company's share of such amount was approximately $45.0 million, comprised of an investment of approximately$37.0 million for a preferred equity interest in the joint venture that acquired the note and an investment of approximately $8.0 million for a 40% common equity investment in the joint venture that acquired the note.  The joint venture foreclosed on the property on November 5, 2013 and expects to place secured financing on the asset by the end of the fourth quarter of 2013.  The proceeds from the secured debt will be used to repay in part the Company's preferred equity investment in the joint venture.  The property was 75.2% occupied as of September 16, 2013.

For details regarding dispositions during the nine months ended September 30, 2013, please see Note H – Discontinued Operations.

Note E – Mortgage Loan

On June 3, 2013, the Company issued a first mortgage loan to an affiliate of US Airways, which is secured by a 225,000 square foot office building in Phoenix, Arizona known as the US Airways Building. The $3.5 million mortgage loan has a fixed interest rate of 3.0% and matures on December 31, 2016.

Note F - Investment in Unconsolidated Joint Ventures

In addition to the 42 office and parking properties included in the consolidated financial statements, the Company was also invested in two unconsolidated joint ventures with unrelated investors as of September 30, 2013. These investments are accounted for using the equity method of accounting. Accordingly, the assets and liabilities of the joint ventures are not included on the Company's consolidated balance sheet at September 30, 2013. Information relating to these unconsolidated joint ventures is summarized below (in thousands):

			Parkway's	Square	Percentage
Joint Venture Entity	Property Name	Location	Ownership%	Feet	Occupied
US Airways Building Tenancy in Common	US Airways Building	Phoenix, AZ	74.58%	225	100.0%
7000 Central Park JV LLC ("7000 Central Park")	7000 Central Park	Atlanta, GA	40.00%	415	75.2%
				640	83.9%

During the third quarter of 2013, the Company reclassified the assets and liabilities attributable to the US Airways Building to investments in unconsolidated joint ventures on the Company's consolidated balance sheets. The balance of the investment in the joint venture entity was $42.2 million as of September 30, 2013. See Note D - Acquisitions for a discussion of the Company's investment in the US Airways Building.

The Company accounts for its investment in 7000 Central Park under the equity method of accounting. The balance of the investment in the joint venture was $44.9 million as of September 30, 2013. See Note D - Acquisitions for a discussion of the Company's investment in 7000 Central Park.

Note G - Notes Receivable

On September 4, 2013, Parkway LP and TPG LP entered into a loan agreement pursuant to which Parkway LP agreed to provide a term loan to TPG LP of $80.0 million (the “Term Loan”) to enable TPG LP to fund, prior to closing of the Mergers, a portion of its obligation in connection with the liquidation of TPG/CalSTRS, LLC, a joint venture between TPGI and California State Teachers' Retirement System ("CalSTRS"). The Term Loan was funded on September 27, 2013. TPG LP is subject to certain affirmative and negative covenants while the loan is outstanding, and TPG LP will provide a right of first offer in favor of Parkway LP that applies in certain limited circumstances if TPG LP desires to sell certain properties within twelve months following termination of the Merger Agreement. TPG LP may prepay the loan at any time without penalty. The loan matures on January 1, 2015 and bears interest at a rate of 6% per annum for the first six months, 8% per annum for the next six months and 12% per annum thereafter, with interest payable monthly in arrears. TPG LP also paid Parkway LP a non-refundable loan commitment fee in an amount equal to 1.5% of the Term Loan agreement, or $1.2 million. Parkway LP will be required to refund to TPG LP two-thirds of the amount of this commitment fee in the event the Company is obligated to pay certain expenses of TPGI or a termination fee under the Merger Agreement discussed in Note D - Acquisitions. The commitment fee will be recognized in interest income under the interest method.

Note H – Discontinued Operations

All current and prior period income from the following office property dispositions and properties held for sale is included in discontinued operations for the three months and nine months ended September 30, 2013 and 2012 (in thousands).

Office Property	Location	Square Feet	Date of Sale	Net Sales Price	Net Book Value of Real Estate	Gain (Loss) on Sale
2012 Dispositions (1):
Falls Pointe	Atlanta, GA	107	1/6/2012	$5,824	$4,467	$1,357
111 East Wacker	Chicago, IL	1,013	1/9/2012	153,240	153,237	3
Renaissance Center	Memphis, TN	189	3/1/2012	27,661	24,629	3,032
Overlook II	Atlanta, GA	260	4/30/2012	29,467	28,689	778
Wink Building	New Orleans, LA	32	6/8/2012	705	803	(98)
Ashford/Peachtree	Atlanta, GA	321	7/1/2012	29,440	28,148	1,292
Non-Core Assets	Various	1,932	Various	125,486	122,157	3,329
Sugar Grove	Houston, TX	124	10/23/2012	10,303	7,057	3,246
		3,978		$382,126	$369,187	$12,939
2013 Dispositions (2):
Atrium at Stoneridge	Columbia, SC	108	3/20/2013	$2,966	$2,424	$542
Waterstone	Atlanta, GA	93	7/10/2013	3,247	3,207	40
Meridian	Atlanta, GA	97	7/10/2013	6,615	6,560	55
Bank of America Plaza	Nashville, TN	436	7/17/2013	41,093	29,643	11,450
		734		$53,921	$41,834	$12,087

(1) Total gain on the sale of real estate in discontinued operations recognized for the year ended December 31, 2012 was $12.9 million, of which $8.1 million was the Company's proportionate share.
(2) Total gain on the sale of real estate in discontinued operations recognized during the nine months ended September 30, 2013 was $12.1 million.

On March 20, 2013, the Company sold Atrium at Stoneridge, a 108,000 square foot office property located in Columbia, South Carolina, for a gross sales price of $3.1 million and recorded a gain of $542,000 during the first quarter of 2013. The Company received $3.0 million in net proceeds from the sale, which was used to reduce amounts outstanding under the Company's senior unsecured revolving credit facility.

On July 10, 2013, the Company sold two office properties, Waterstone and Meridian, totaling 190,000 square feet located in Atlanta, Georgia, for a gross sales price of $10.2 million and recorded an impairment loss of $4.6 million during the second quarter of 2013. The Company received $9.5 million in net proceeds from the sale, which was used to reduce amounts outstanding under the Company's senior unsecured revolving credit facility.

On July 17, 2013, the Company sold Bank of America Plaza, a 436,000 square foot office property located in Nashville, Tennessee, for a gross sales price of $42.8 million and recorded a gain of approximately $11.5 million during the third quarter of 2013. The Company received $40.8 million in net proceeds from the sale, which was used to reduce amounts outstanding under the Company's revolving credit facilities.

On October 7, 2013, the Company entered into a purchase and sale agreement to sell Carmel Crossing, a 326,000 square foot office complex in Charlotte, North Carolina, for a gross sales price of $37.5 million. This sale is expected to close in the fourth quarter of 2013 subject to customary closing conditions.

On October 31, 2013, the Company sold Lakewood II, a 123,000 square foot office property located in Atlanta, Georgia, for a gross sales price of $10.6 million, and expects to record a gain of approximately $5.9 million during the fourth quarter of 2013, of which $1.8 million is the Company's share. The Company received $3.1 million, its proportionate share of net proceeds from the sale, which was used to reduce amounts outstanding under the Company's revolving credit facility.

The amount of revenues and expenses for the office properties reported in discontinued operations for the three months and nine months ended September 30, 2013 and 2012 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Statement of Operations:
Revenues
Income from office and parking properties	$464	$3,375	$5,340	$21,544
	464	3,375	5,340	21,544
Expenses
Office and parking properties:
Operating expense	235	1,808	2,544	9,987
Management company expense	(41)	53	(39)	291
Interest expense	—	468	—	4,009
Impairment loss	—	—	4,600	—
Depreciation and amortization	65	908	1,557	3,438
	259	3,237	8,662	17,725
Operating income (loss) from discontinued operations	205	138	(3,322)	3,819
Equity in loss of unconsolidated joint ventures	—	—	—	(19)
Income (loss) from discontinued operations	205	138	(3,322)	3,800
Gain on sale of real estate from discontinued operations	11,545	995	12,087	9,767
Total discontinued operations per Statement of Operations	11,750	1,133	8,765	13,567
Net income attributable to noncontrolling interest from discontinued operations	(37)	(545)	(66)	(4,219)
Total discontinued operations-Parkway's share	$11,713	$588	$8,699	$9,348

Note I – Management Contracts

During the second quarter of 2011, as part of the Company's combination with Eola, Parkway purchased the management contracts associated with Eola's property management business.  At December 31, 2012, the contracts were valued by an independent appraiser at $19.0 million.  The value of the management contracts is based on the sum of the present value of future cash flows attributable to the management contracts, in addition to the value of tax savings as a result of the amortization of intangible assets.  During the nine months ended September 30, 2013, the Company recorded amortization expense of $5.3 million on the management contracts.  At September 30, 2013, management contracts, net of accumulated amortization totaled $13.7 million.

Note J - Capital and Financing Transactions

Notes Payable to Banks

At September 30, 2013, the Company had $146.0 million outstanding under its senior unsecured revolving credit facility and had $245.0 million outstanding under its unsecured term loans.  The Company was in compliance with all loan covenants under its revolving credit facilities and term loans.

Credit Facilities	Lender	Interest Rate	Maturity	Outstanding Balance
				(in thousands)
$10.0 Million Unsecured Working Capital Revolving Credit Facility (1)	PNC Bank	—	3/29/2016	$—
$215.0 Million Unsecured Revolving Credit Facility (1)	Wells Fargo	1.8%	3/29/2016	146,000
$125.0 Million Unsecured Term Loan (2)	Key Bank	2.2%	9/27/2017	125,000
$120.0 Million Unsecured Term Loan (3)	Wells Fargo	3.1%	6/11/2018	120,000
		2.3%		$391,000

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

(3)
The interest rate on the term loan is based on LIBOR plus an applicable margin of 145 to 200 basis points depending on overall Company leverage (with the current rate set at 145 basis points). On June 12, 2013, the Company executed a floating-to-fixed interest rate swap totaling $120 million, locking LIBOR at 1.6% for five years which was effective June 12, 2013.

On June 12, 2013, the Company entered into a term loan agreement for a $120 million unsecured term loan. The term loan has a maturity date of June 11, 2018, and has an accordion feature that allows for an increase in the size of the term loan to as much as $250 million. Interest on the term loan is based on LIBOR plus an applicable margin of 145 to 200 basis points depending on overall Company leverage (with the current rate set at 145 basis points). The term loan has substantially the same operating and financial covenants as required by the Company's $215 million unsecured revolving credit facility. Wells Fargo Bank, National Association, acted as Administrative Agent and lender. The Company also executed a floating-to-fixed interest rate swap totaling $120.0 million, locking LIBOR at 1.6% for five years and resulting in an effective initial interest rate of 3.1%. The term loan had an outstanding balance of $120.0 million at September 30, 2013.

Mortgage Notes Payable

Mortgage notes payable at September 30, 2013 totaled $722.3 million, with an average interest rate of 5.1% and were secured by office properties.

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

On June 12, 2013, the Company repaid two first mortgages totaling $55.0 million that were secured by Cypress Center, a 286,000 square foot office complex in Tampa, Florida, and NASCAR Plaza, a 394,000 square foot office property in Charlotte, North Carolina. The two mortgages had a weighted average interest rate of 3.6% and were scheduled to mature in 2016. The Company repaid the mortgage loans using proceeds from its $120.0 million unsecured term loan.

On June 28, 2013, the Company modified the existing mortgage secured by Hayden Ferry II, a 299,000 square foot office property located in the Tempe submarket of Phoenix, Arizona.  The loan modification eliminates quarterly principal payments of $625,000.  As a result of the modification, loan payments are now interest-only through February 2015.  The mortgage bears interest at LIBOR plus an applicable spread which ranges from 250 to 350 basis points.  The Company entered into a floating-to-fixed interest rate swap that fixed LIBOR on the original loan at 1.5% through January 2018.  Effective August 1, 2013, the Company entered into a second floating-to-fixed interest rate swap which fixes LIBOR at 1.7% through January 2018 on the additional notional amount associated with the loan modification.  This loan is cross-defaulted with Hayden Ferry I, IV and V.

Interest Rate Swaps

The Company has entered into interest rate swap agreements.  The Company designated the swaps as cash flow hedges of the variable interest rates on the Company's borrowings under its $125.0 million unsecured term loan, $120.0 million unsecured term loan and the debt secured by 245 Riverside, Corporate Center Four, Bank of America Center, Two Ravinia, Hayden Ferry I, and Hayden Ferry II.  Effective changes in the fair value of the swaps are recognized in accumulated other comprehensive loss, and any ineffectiveness is recorded in interest expense.

The Company's interest rate hedge contracts at September 30, 2013, and 2012 are summarized as follows (in thousands):

						Fair Value Asset (Liability)
Type of	Balance Sheet	Notional	Maturity		Fixed	September 30,
Hedge	Location	Amount	Date	Reference Rate	Rate	2013	2012
Swap	Accounts payable and other liabilities	$12,088	11/18/2015	1-month LIBOR	4.1%	$—	$(639)
Swap	Receivables and other assets	50,000	9/27/2017	1-month LIBOR	2.2%	659	(61)
Swap	Receivables and other assets	75,000	9/27/2017	1-month LIBOR	2.2%	994	(91)
Swap	Accounts payable and other liabilities	33,875	11/18/2017	1-month LIBOR	4.7%	(2,218)	(3,498)
Swap	Accounts payable and other liabilities	625	1/25/2018	1-month LIBOR	4.9%	(59)	—
Swap	Accounts payable and other liabilities	22,000	1/25/2018	1-month LIBOR	4.5%	(1,224)	(2,029)
Swap	Accounts payable and other liabilities	46,250	1/25/2018	1-month LIBOR	4.7%	(591)	(1,688)
Swap	Accounts payable and other liabilities	120,000	6/11/2018	1-month LIBOR	3.1%	(1,756)	—
Swap	Accounts payable and other liabilities	9,250	9/30/2018	1-month LIBOR	5.2%	(800)	(1,279)
Swap	Accounts payable and other liabilities	22,500	10/8/2018	1-month LIBOR	5.4%	(2,086)	(3,291)
Swap	Receivables and other assets	13,500	10/8/2018	1-month LIBOR	3.3%	8	—
Swap	Accounts payable and other liabilities	22,100	11/18/2018	1-month LIBOR	5.0%	(1,656)	(2,772)
						$(8,729)	$(15,348)

On March 25, 2013, in connection with the purchase of its co-investor's interest in the Tampa Fund II Assets, the Company assumed the remaining 70% of two interest rate swaps, which have a total notional amount of $34.6 million.

On May 31, 2013, the Company executed a floating-to-fixed interest rate swap for a notional amount of $13.5 million, associated with the first mortgage secured by Corporate Center Four in Tampa, Florida, which fixes LIBOR at 3.3% through October 8, 2018.

On June 12, 2013, the Company executed a floating-to-fixed interest rate swap for a notional amount of $120.0 million, associated with its $120.0 million term loan that fixes LIBOR at 1.6% for five years, which resulted in an initial all-in interest rate of 3.1%. The interest rate swap matures June 11, 2018.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2013, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. See Note M - Fair Values of Financial Instruments, for the fair value of the Company's derivative financial instruments as well as their classification on the Company's consolidated balance sheets as of September 30, 2013 and December 31, 2012.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next twelve months, the Company estimates that an additional $5.6 million will be reclassified as an increase to interest expense. During the three and nine months ended September 30, 2013 the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur.

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company's derivative financial instruments on the Company's consolidated statements of operations and comprehensive income (loss) for the three months and nine months ended September 30, 2013 and 2012 (in thousands):

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps and Caps)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Amount of gain (loss) recognized in other comprehensive income on derivative	$(3,171)	$(2,348)	$3,310	$(7,037)
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	(1,393)	(992)	(4,203)	(2,504)
Amount of gain (loss) recognized in income on derivative (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	(67)	—	(454)	—

Credit risk-related Contingent Features

The Company has entered into agreements with each of its derivative counterparties that provide that if the Company defaults or is capable of being declared in default on any of its indebtedness, the Company could also be declared in default on its derivative obligations.

As of September 30, 2013, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $10.1 million. As of September 30, 2013, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $10.1 million at September 30, 2013.

Note K – Noncontrolling Interests

Real Estate Partnerships

The Company has an interest in one joint venture that is included in its consolidated financial statements. Information relating to this consolidated joint venture as of September 30, 2013 is detailed below.

Joint Venture Entity and Property Name	Location	Parkway's Ownership %	Square Feet (In thousands)
Fund II
Hayden Ferry Lakeside I	Phoenix, AZ	30.0%	203
Hayden Ferry Lakeside II	Phoenix, AZ	30.0%	300
Hayden Ferry Lakeside III, IV and V	Phoenix, AZ	30.0%	21
245 Riverside	Jacksonville, FL	30.0%	135
Bank of America Center	Orlando, FL	30.0%	421
Lakewood II	Atlanta, GA	30.0%	123
3344 Peachtree	Atlanta, GA	33.0%	485
Two Ravinia	Atlanta, GA	30.0%	438
Carmel Crossing	Charlotte, NC	30.0%	326
Two Liberty Place	Philadelphia, PA	19.0%	941
Total Fund II		27.4%	3,393

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

In August 2013, Fund II extended its investment period and expanded its investment guidelines solely for the purpose of authorizing the purchase of a parcel of land available for development in Tempe, Arizona.

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

Noncontrolling interest - real estate partnerships represents the other partner's proportionate share of equity in the partnership discussed above at September 30, 2013. Income is allocated to noncontrolling interest based on the weighted average percentage ownership during the year.

On March 25, 2013, the Company purchased its co-investor's 70% interest in the Tampa Fund II Assets.  See Note D - Acquisitions.

Note L - Share-Based and Long-Term Compensation Plans

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

Through September 30, 2013, the Company has granted stock options, LTIP units and RSUs (including time-vesting RSUs and performance-vesting RSUs) under the 2013 Equity Plan. As of September 30, 2013, the Company has restricted shares and deferred incentive share units outstanding under the 2010 Equity Plan. The Company has also previously awarded long-term equity incentive awards and long-term cash incentives.

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
Long-Term Equity Incentives

At September 30, 2013, a total of 1,850,000 shares underlying stock options had been granted to officers of the Company and remain outstanding under the 2013 Equity Plan. The stock options are valued at $7.7 million, which equates to an average price per share of $4.17. Each stock option will vest in increments of 25% per year on each of the first, second, third and fourth anniversaries of the grant date, subject to the grantee's continued service. At September 30, 2013, a total of 215,350 time-vesting RSUs had been granted to officers of the Company and remain outstanding. The time-vesting RSUs are valued at $4.0 million, which equates to an average price per share of $18.53. A total of 115,350 time-vesting RSU awards will vest in increments of 25% per year on each of the first, second, third and fourth anniversaries of the grant date and 100,000 time-vesting RSU awards will vest in increments of 33% per year on each of the first, second, and third anniversaries of the grant date, subject to the grantee's continued service.

At September 30, 2013, a total of 214,443 LTIP units had been granted to officers of the Company and remain outstanding under the 2013 Equity Plan. The LTIP units are valued at $2.1 million, which equates to an average price per share of $9.71. At September 30, 2013, a total of 58,597 performance-vesting RSUs had been granted to officers of the Company and remain outstanding under the 2013 Equity Plan. The performance-vesting RSUs are valued at $615,000, which equates to an average price per share of $10.50. Each LTIP unit and performance-vesting RSU will vest based on the attainment of total stockholder return targets during the applicable performance period, subject to the grantee's continued service.

The Company began expensing the grants of stock options, LTIP units and time-vesting and performance-vesting RSUs upon stockholder approval of the 2013 Equity Plan on May 16, 2013.

At September 30, 2013, a total of 30,721 restricted shares had been granted to officers of the Company and remain outstanding under the 2010 Equity Plan. The restricted shares vest ratably over four years from the date of grant, with the last restricted shares vesting in January 2016. The restricted shares are valued at $456,000, which equates to an average price per share of $14.84. At September 30, 2013, a total of 15,580 deferred incentive share units had been granted to employees of the Company and remain outstanding under the 2010 Equity Plan. The deferred incentive share units are valued at $334,000, which equates to an average price per share of $21.42. The deferred incentive share units vest ratably over four years from the date of grant, with the last deferred incentive share units vesting in December 2015.

Total compensation expense related to restricted shares, deferred incentive share units, stock options, RSUs, and LTIP units of $3.3 million and $371,000 was recognized in general and administrative expenses on the Company's consolidated statements of operations and comprehensive income (loss) during the nine months ended September 30, 2013 and 2012, respectively. Total compensation expense related to non-vested awards not yet recognized was $11.9 million at September 30, 2013. The weighted average period over which this expense is expected to be recognized is approximately two years.

A summary of the Company's restricted shares, deferred incentive share units, stock options, RSUs, and LTIP unit activity for the nine months ended September 30, 2013 is as follows:

	Restricted Shares		Deferred Incentive Share Units		Stock Options		Restricted Stock Units		LTIP Units
	# of Shares	Weighted Average Grant-Date Fair Value	# of Share Units	Weighted Average Grant-Date Fair Value	# of Options	Weighted Average Grant-Date Fair Value	# of Stock Units	Weighted Average Grant-Date Fair Value	# of LTIP Units	Weighted Average Grant-Date Fair Value
Balance at 12/31/12	281,233	$8.34	17,760	$25.61	—	$—	—	$—	—	$—
Granted	—	—	—	—	1,850,000	4.17	273,947	16.81	214,443	9.71
Vested	(13,646)	14.97	—	—	—	—	—	—	—	—
Forfeited	(236,866)	7.11	(2,180)	*N/M	—	—	—	—	—	—
Balance at 09/30/13	30,721	$14.84	15,580	$21.42	1,850,000	$4.17	273,947	$16.81	214,443	$9.71
*N/M-Not meaningful

On July 8, 2013, the Board of Directors approved the grant of 100,000 LTIP units and 100,000 time-vesting RSUs, valued at $870,000 and $1.8 million, respectively, to Mr. Heistand, the Company's President and Chief Executive Officer. Each time-vesting RSU will vest in increments of 33% per year on each of the first, second and third anniversaries of the grant date, subject to Mr. Heistand's continued service. Each LTIP unit will vest based on the attainment of total stockholder return targets during the performance period running from July 8, 2013 to July 7, 2016, subject to Mr. Heistand's continued service.

For a discussion of stock grants awarded to executive officers subsequent to September 30, 2013, please see Note P - Subsequent Events.
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

Note M - Fair Values of Financial Instruments

FASB Accounting Standards Codification ("ASC") 820, "Fair Value Measurements and Disclosures" ("ASC 820"), defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also provides guidance for using fair value to measure financial assets and liabilities.  ASC 820 requires disclosure of the level within the fair value hierarchy in which the fair value measurements fall, including measurements using quoted prices in active markets for identical assets or liabilities (Level 1), quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active (Level 2), and significant valuation assumptions that are not readily observable in the market (Level 3).  A summary of the carrying amount and fair value of the Company's financial assets and liabilities as of September 30, 2013 and December 31, 2012 are as follows (in thousands):

	As of September 30, 2013		As of December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$42,518	$42,518	$81,856	$81,856
Note receivable, net	78,800	80,000	—	—
Mortgage loan	3,523	3,523	—	—
Interest rate swap agreements	1,661	1,661	—	—
Financial Liabilities:
Mortgage notes payable	$722,313	$700,362	$605,890	$623,604
Notes payable to banks	391,000	387,961	262,000	254,215
Interest rate swap agreements	10,390	10,390	16,285	16,285

The methods and assumptions used to estimate fair value for each class of financial asset or liability are discussed below:

Cash and cash equivalents:  The carrying amounts for cash and cash equivalents approximate fair value.

Note receivable:  The carrying amount for note receivable approximates fair value due to proximity of origination date to the balance sheet at market yields.

Mortgage loan: The carrying amount for mortgage loan approximates fair value due to proximity of origination date to the balance sheet at market yields.

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

Note N – Income Taxes

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

In connection with the contribution of the Eola management company to the Company, the Company recorded a deferred tax liability representing differences between the tax basis and GAAP basis of the acquired assets and liabilities (primarily related to the management company contracts) multiplied by the effective tax rate.  The Company was required to record these deferred tax liabilities as a result of the management company becoming a C corporation at the time it was acquired.  The Company's net deferred tax liabilities as of September 30, 2013 and December 31, 2012, were $256,000 and $2.0 million, respectively.

The Company's income tax benefit for the three months ended September 30, 2013 was $839,000, consisting of a deferred income tax benefit of $568,000 and a current income tax benefit of $271,000. The Company's income tax benefit for the three months ended September 30, 2012 was $7,000, consisting of a deferred income tax benefit of $238,000, offset by $231,000 of current federal and state income tax expense resulting from taxable REIT subsidiary income.

The Company's income tax benefit for the nine months ended September 30, 2013 was approximately $1.7 million, consisting of a deferred income tax benefit of $1.7 million and a current income tax benefit of $26,000. The Company's provision for income taxes for the nine months ended September 30, 2012, was $143,000, consisting of $860,000 of current federal and state income tax expense resulting from taxable REIT subsidiary income, offset by a $717,000 deferred income tax benefit.

Note O – Other Matters

On March 25, 2013, the Company completed an underwritten public offering of 11.0 million shares of its common stock, plus an additional 1.65 million shares of its common stock issued and sold pursuant to the exercise of the underwriters' option to purchase additional shares in full, at the public offering price of $17.25 per share.  The net proceeds from the offering, after deducting the underwriting discount and offering expenses, were approximately $209.0 million.  The Company used the net proceeds of the common stock offering to redeem in full all of its outstanding 8.00% Series D Cumulative Redeemable Preferred Stock, to fund acquisition opportunities, to repay amounts outstanding from time to time under its senior unsecured revolving credit facility and for general corporate purposes.

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

On July 1, 2013, the Company announced the closure of its Jackson, Mississippi office. The Jackson, Mississippi office is being closed due to the Company's plan to consolidate its support functions, including accounting, tax, human resources and information technology, in Florida. The total pre-tax charge to earnings incurred by the Company in the third quarter of 2013 was approximately $3.6 million, and is included in accounts payable and other liabilities on the Company's consolidated balance sheets and in general and administrative expenses on the Company's consolidated statements of operations and comprehensive income (loss). The following table provides additional information regarding the Company's restructuring, including the balance of the liability as of September 30, 2013 and total costs incurred through the period ended September 30, 2013 (in thousands):

Cost Type	Restructuring Costs Liability at December 31, 2012	Restructuring Costs Incurred for the Nine Months Ended September 30, 2013	Cash Payments for the Nine Months Ended September 30, 2013	Restructuring Costs Liability at September 30, 2013	Total Cumulative Restructuring Costs Expected to Be Incurred
Severance - management and other personnel	$—	$2,946	$—	$2,946	$3,925
Other	—	689	—	689	739
Total restructuring costs	$—	$3,635	$—	$3,635	$4,664

During the third quarter of 2013, an impairment loss of $5.6 million was recognized in connection with the valuation of Mesa Corporate Center, a 106,000 square foot office property located in Phoenix, Arizona, based on the Company’s estimated fair value of the asset.

Note P - Subsequent Events

On October 7, 2013, the Company entered into a purchase and sale agreement to sell Carmel Crossing, a 326,000 square foot office complex in Charlotte, North Carolina, for a gross sales price of $37.5 million. This sale is expected to close in the fourth quarter of 2013 subject to customary closing conditions.

On October 24, 2013, a purported stockholder of TPGI filed a lawsuit entitled Osieczanek v. Thomas Properties Group, Inc., et. al. against TPGI and its directors, the Company and Merger Sub in the Chancery Court of the State of Delaware. This action was brought as a putative class action, alleging that TPGI's directors breached certain alleged duties to TPGI’s stockholders by failing to provide TPGI’s stockholders with material information in connection with the Mergers, and that the Company aided and abetted those alleged breaches. The lawsuit seeks various forms of relief, including that the court enjoin the Mergers and rescind the Merger Agreement. The plaintiff also seeks an award of damages and litigation expenses and to have the defendants account for any profits or special benefits the defendants may have obtained by the alleged breach of a fiduciary duty. The Company believes that this action is without merit and that the result will not have a material impact on its consolidated financial statements.

On October 25, 2013, the Company entered into employment agreements with each of David R. O’Reilly, the Company’s Executive Vice President, Chief Financial Officer and Chief Investment Officer, M. Jayson Lipsey, the Company’s Executive Vice President and Chief Operating Officer, and Henry F. Pratt III, the Company’s Executive Vice President of Asset Management and Third-Party Services (collectively, the “Employment Agreements”). In connection with the execution of the Employment Agreements, Mr. O’Reilly received a grant of 94,335 restricted stock units (“RSUs”), Mr. Lipsey received a grant of 47,167 RSUs and Mr. Pratt received a grant of 26,360 RSUs (the “2013 Additional Grants”). Each 2013 Additional Grant will vest in equal installments on each of the first, second and third anniversaries of the grant date, subject to the executive’s continued employment on each vesting date.

On October 31, 2013, the Company sold Lakewood II, a 123,000 square foot office property located in Atlanta, Georgia, for a gross sales price of $10.6 million, and expects to record a gain of approximately $5.9 million during the fourth quarter of 2013, of which $1.8 million is the Company's share. The Company received $3.1 million, its proportionate share of net proceeds from the sale, which was used to reduce amounts outstanding under the Company's revolving credit facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview

Parkway Properties, Inc. (collectively we, our, or us) is a fully integrated, self-administered and self-managed real estate investment trust ("REIT") specializing in the acquisition, ownership and management of quality office properties in high-growth submarkets in the Sunbelt region of the United States.  At October 1, 2013, we owned or had an interest in 43 office properties located in eight states with an aggregate of approximately 12.6 million square feet of leasable space.  We offer fee-based real estate services through our wholly owned subsidiaries, which in total managed and/or leased approximately 11.7 million square feet for third-party property owners at October 1, 2013.  Unless otherwise indicated, all references to square feet represent net rentable area.

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

Occupancy.  Our revenues are dependent on the occupancy of our office buildings.  At October 1, 2013, occupancy of our office portfolio was 89.2% compared to 89.9% at July 1, 2013 and 89.6% at October 1, 2012.  Not included in the October 1, 2013 occupancy rate is the impact of 22 signed leases totaling 238,000 square feet expected to take occupancy between now and the first quarter of 2015, of which the majority will commence during the fourth quarter of 2013.  Including these signed leases, our portfolio was 91.1% leased at October 1, 2013.  Our average occupancy for the three months and nine months ended September 30, 2013, was 89.3% and 88.8%, respectively.

During the third quarter of 2013, 37 leases were renewed totaling 387,000 rentable square feet at an average annual rental rate per square foot of $26.34, representing a 0.8% rate decrease as compared to expiring rental rates, and at an average cost of $4.14 per square foot per year of the lease term. During the nine months ended September 30, 2013, 108 renewal leases were signed totaling 1.1 million rentable square feet at an average annual rental rate per square foot of $27.05, representing a 1.8% rate increase as compared to expiring rental rates, and at an average cost of $3.72 per square foot per year of the lease term.

During the third quarter of 2013, 20 expansion leases were signed totaling 219,000 rentable square feet at an average annual rental rate per square foot of $24.12 and at an average cost of $5.25 per square foot per year of the lease term. During the nine months ended September 30, 2013, 52 expansion leases were signed totaling 389,000 rentable square feet at an average annual rental rate per square foot of $25.36 and an average cost of $5.24 per square foot per year of the lease term.

During the third quarter of 2013, 12 new leases were signed totaling 153,000 rentable square feet at an average annual rental rate per square foot of $27.19 and at an average cost of $6.91 per square foot per year of the term. During the nine months ended September 30, 2013, 53 new leases were signed totaling 309,000 square feet at an average rent per square foot of $25.04 and at an average cost of $6.69 per square foot per year of the term.

Rental Rates.  An increase in vacancy rates in a market or at a specific property has the effect of reducing market rental rates.  Inversely, a decrease in vacancy rates in a market or at a specific property has the effect of increasing market rental rates. Our leases typically have three to seven year terms, though we do enter into leases with terms that are either shorter or longer than that typical range from time to time.  As leases expire, we seek to replace existing leases with new leases at the current market rental rate.  For our properties owned as of October 1, 2013, management estimates that we have approximately $0.77 per square foot in annual rental rate embedded growth in our office property leases.  Embedded growth is defined as the difference between the weighted average in-place cash rents including operating expense reimbursements and the weighted average estimated market rental rate.

Customer Retention.  Keeping existing customers is important as high customer retention leads to increased occupancy, less downtime between leases, and reduced leasing costs.  Our customer retention rate was 59.4% for the quarter ended September 30, 2013, as compared to 84.7% for the quarter ended June 30, 2013, and 76.0% for the quarter ended September 30, 2012. For nine months ended September 30, 2013 our customer retention rate was 72.2%, as compared to 62.6% for the same period of 2012.

Recent Significant Activity

On September 4, 2013, we, Parkway Properties LP, a Delaware limited partnership (“Parkway LP”), PKY Masters LP, a Delaware limited partnership and a wholly owned subsidiary of Parkway LP (“Merger Sub”), Thomas Properties Group, Inc., a Delaware corporation (“TPGI”), and Thomas Properties Group, L.P., a Maryland limited partnership (“TPG LP”) entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which TPGI will merge with and into us in a stock-for-stock transaction valued at approximately $1.2 billion. Under the terms of the Merger Agreement, TPGI’s shareholders will receive 0.3822 shares of our newly issued common stock in exchange for each share of common stock of TPGI. The transaction is expected to close by the end of the fourth quarter of 2013, subject to the approval of stockholders of both companies, receipt of certain third-party consents and other customary closing conditions.

Upon completion of the transaction, the Company will assume TPGI’s ownership interest in two office properties in Houston, Texas and five office properties in Austin, Texas. The Company has separately reached an agreement with Brandywine Realty Trust ("Brandywine") to sell substantially all of TPGI’s ownership interest in two office properties located in Philadelphia, Pennsylvania known as Commerce Square, based on an agreed-upon property value of $332 million, which sale will close concurrent with and be subject to the closing of the merger transaction. Additionally, the Company has agreed to sell TPGI’s Four Points Centre and a contiguous land parcel located in Austin, Texas to Brandywine for $51 million, subject to customary closing conditions.

Joint Ventures and Partnerships

Management views investing in wholly owned properties as the highest priority of our capital allocation.  However, we may selectively pursue joint ventures if we determine that such a structure will allow us to reduce anticipated risks related to a property or portfolio, limit concentration of rental revenue from a particular market or building or address unusual operational risks.  To the extent we enter into joint ventures or partnerships, we will seek to manage all phases of the investment cycle including acquisition, financing, operations, leasing and dispositions, and we will seek to receive fees for providing these services.

At September 30, 2013, we had one partnership structured as a discretionary fund.  Parkway Properties Office Fund II, L.P. ("Fund II"), a $750.0 million discretionary fund, was formed on May 14, 2008 and was fully invested at February 10, 2012. Fund II was structured with Teacher Retirement System of Texas ("TRST") as a 70% investor and our operating partnership as a 30% investor in the fund, with an original target capital structure of approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt.  Fund II currently owns 10 properties totaling 3.4 million square feet in Atlanta, Charlotte, Phoenix, Jacksonville, Orlando and Philadelphia. In August 2012, Fund II increased its investment capacity by $20.0 million to purchase Hayden Ferry Lakeside III, IV and V, a 2,500 space parking garage, a 21,000 square foot office property and a vacant parcel of land available for development, all adjacent to Hayden Ferry Lakeside I and Hayden Ferry Lakeside II office properties in Phoenix.

In August 2013, Fund II extended its investment period and expanded its investment guidelines solely for the purpose of authorizing the purchase of a parcel of developable land in Tempe, Arizona.

On March 25, 2013, we purchased our co-investor's 70% interest in four office properties totaling 788,000 square feet located in the Westshore submarket of Tampa, Florida ("Tampa Fund II Assets").  The Tampa Fund II Assets were owned by Parkway Properties Office Fund II, L.P. ("Fund II").  The purchase price for our co-investor's 70% interest in the Tampa Fund II Assets was $97.5 million.  Simultaneously with closing, we assumed $40.7 million of existing mortgage indebtedness that is secured by the properties, which represents our co-investor's 70% share of the approximately $58.1 million of existing mortgage indebtedness.  The four office properties include Corporate Center IV at International Plaza, Cypress Center I, II and III, Cypress Center garage and The Pointe.  The Tampa Fund II Assets' office properties and associated mortgage loans were previously included in our consolidated balance sheets and statements of operations and comprehensive income (loss).  Therefore, the purchase of our co-investor's share in these office properties does not impact our overall financial position.

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

In addition to the 42 office and parking properties included in our consolidated financial statements, we also invested in two unconsolidated joint ventures with unrelated investors as of September 30, 2013. These investments are accounted for using the equity method of accounting. Accordingly, the assets and liabilities of the joint ventures are not included on our consolidated balance sheet at September 30, 2013. Information relating to these unconsolidated joint ventures is detailed below (in thousands):

			Parkway's	Square	Percentage
Joint Venture Entity	Property Name	Location	Ownership%	Feet	Occupied
US Airways Building Tenancy in Common	US Airways Building	Phoenix, AZ	74.58%	225	100.0%
7000 Central Park JV LLC ("7000 Central Park")	7000 Central Park	Atlanta, GA	40.00%	415	75.2%
				640	83.9%

On June 3, 2013,we purchased an approximate 75% interest in the US Airways Building, a 225,000 square foot office property located in the Tempe submarket of Phoenix, Arizona, for a purchase price of $41.8 million. At closing, an affiliate of ours issued a $3.5 million mortgage loan to an affiliate of US Airways, which is secured by the building. The mortgage loan carries a fixed interest rate of 3.0% and matures in December 2016. This nine-story Class A office building is adjacent to Parkway's Hayden Ferry Lakeside and Tempe Gateway assets and shares a parking garage with Tempe Gateway.  The property is the headquarters for US Airways, which has leased 100% of the building through April 2024.  US Airways has a termination option on December 31, 2016 or December 31, 2021 with 12 months prior notice.  US Airways is also the owner of the remaining approximate 25% in the building. During the third quarter of 2013, we reclassified the assets and liabilities attributable to the US Airways Building to investments in unconsolidated joint ventures on our consolidated balance sheets. The balance of the investment in the joint venture entity was $42.2 million as of September 30, 2013.

On September 11, 2013, we, through a joint venture, acquired a 40% common equity interest in a mortgage note in the original principal amount of $65 million secured by 7000 Central Park, a 415,000 square foot office property located in the Central Perimeter submarket of Atlanta, Georgia.  The total purchase price for the note, which was previously under special servicer oversight, was $56.6 million plus an additional $318,000 in transaction costs.  Our share of such amount was approximately $45.0 million, comprised of an investment of approximately $37.0 million for a preferred equity interest in the joint venture that acquired the note and an investment of approximately $8.0 million for a 40% common equity investment in the joint venture that acquired the note.  The joint venture foreclosed on the property on November 5, 2013 and expects to place secured financing on the asset by the end of the fourth quarter of 2013.  The proceeds from the secured debt will be used to repay in part our preferred equity investment in the joint venture.  The property was 75.2% occupied as of September 16, 2013.  We account for our investment in 7000 Central Park under the equity method of accounting. The balance of our investment in the joint venture was $44.9 million as of September 30, 2013.

Financial Condition

Comparison of the nine months ended September 30, 2013 compared to the year ended December 31, 2012 .

Assets. In 2013, we have continued the execution of our strategy of operating and acquiring office properties as well as disposing of non-core assets that no longer meet our investment criteria or for which we believe a disposition would maximize value.  During the nine months ended September 30, 2013, total assets increased $232.8 million or 12.2% as compared to the year ended December 31, 2012.  The primary reason for the increase was the purchase of three office properties, two parcels of land available for development, and our investment in two unconsolidated joint ventures during the nine months ended September 30, 2013, partially offset by the disposition of four office properties.

Acquisitions and Improvements.  Our investment in office properties increased $90.2 million net of depreciation to a carrying amount of $1.7 billion at September 30, 2013 and consisted of 42 office properties.  The primary reason for the increase in office properties relates to the purchase of three office properties, and two parcels of land available for development, partially offset by the sale of four office properties.

During the nine months ended September 30, 2013, we purchased three office properties, our co-investor's interest in four office properties, two parcels of land available for development, and invested in two unconsolidated joint ventures as follows (in thousands):

Office Property	Location	Type of Ownership	Ownership Share	Square Feet	Date Purchased	Gross Purchase Price
Tower Place 200	Atlanta, GA	Wholly owned	100.0%	258	1/17/2013	$56,250
Deerwood Portfolio (1)	Jacksonville, FL	Wholly owned	100.0%	1,019	3/7/2013	130,000
Tampa Fund II Assets (2)	Tampa, FL	Wholly owned	100.0%	788	3/25/2013	97,524
US Airways	Tempe, AZ	Joint venture	74.58%	225	6/3/2013	41,750
Cypress Center IV (3)	Tampa, FL	Wholly owned	100.0%	—	8/1/13	2,900
Tempe Town Lake (3)	Tempe, AZ	Fund II	30.0%	—	8/27/13	1,200
7000 Central Park (4)	Atlanta, GA	Joint venture	40.0%	415	9/11/13	56,600
				2,705		$386,224

(1)	We purchased two office complexes (collectively, the "Deerwood Portfolio") totaling 1.0 million square feet located in the Deerwood submarket of Jacksonville, Florida.

(2)
We purchased our co-investor's interest of Corporate Center IV at International Plaza, Cypress Center I, II and III, Cypress Center garage and The Pointe for $97.5 million, which represents our co-investor's 70% interest in these office properties.  The Tampa Fund II Assets' office properties and associated mortgage loans were previously included in our consolidated balance sheets and statements of operations and comprehensive income (loss).  Therefore, the purchase of our co-investor's share in these office properties does not impact our overall financial position.

(3)
We purchased approximately six acres of land available for development in Tampa, Florida and approximately one acre of land available for development in Tempe, Arizona. The land purchased in Tampa, Florida is adjacent to our Cypress Center I, II, and III assets and the land purchased in Tempe, Arizona is adjacent to our Hayden Ferry Lakeside and Tempe Gateway assets.

(4)
We and our joint venture partner purchased the mortgage loan secured by 7000 Central Park. The joint venture foreclosed on the property on November 5, 2013 and expects to place secured financing on the asset by the end of the fourth quarter of 2013.

On April 26, 2013, we entered into a purchase and sale agreement to acquire Lincoln Place, a 140,000 square foot office building located in the South Beach submarket of Miami, Florida.  Lincoln Place is comprised of 111,000 square feet of office space and 29,000 square feet of retail space on the ground floor, with a five-story garage adjacent to the property. The property is currently 100% leased to LNR Corporation through June 2021 with no renewal or early termination option. Parkway is under contract to acquire Lincoln Place in exchange for the assumption of the existing secured first mortgage, which has a current outstanding balance of approximately $49.6 million, a fixed interest rate of 5.9% and a maturity date of June 11, 2016, and the issuance of 900,000 shares of operating partnership units. Based on our closing stock price of $18.06 per share on November 1, 2013, the implied purchase price would be approximately $65.9 million.  Closing is expected to occur by the end of the fourth quarter 2013, subject to customary closing conditions.

During the nine months ended September 30, 2013, we capitalized building improvements of $23.5 million and recorded depreciation expense of $54.1 million related to our office properties.

Dispositions.  During the nine months ended September 30, 2013, we completed the sale of four properties.

On March 20, 2013, we sold Atrium at Stoneridge, a 108,000 square foot office property in Columbia, South Carolina, for a gross sales price of $3.1 million and recorded a gain of $542,000 during the first quarter of 2013.  We received $3.0 million in net proceeds from the sale, which was used to reduce amounts outstanding under our senior unsecured revolving credit facility.

On July 10, 2013, we sold two office properties, Waterstone and Meridian, totaling 190,000 square feet located in Atlanta, Georgia, for a gross sales price of $10.2 million and recorded an impairment loss of $4.6 million during the second quarter of 2013. We received $9.5 million in net proceeds from the sale, which was used to reduce amounts outstanding under our senior unsecured revolving credit facility.

On July 17, 2013, we sold Bank of America Plaza, a 436,000 square foot office property located in Nashville, Tennessee, for a gross sales price of $42.8 million and recorded a gain of approximately $11.5 million during the third quarter of 2013. We received $40.8 million in net proceeds from the sale, which was used to reduce amounts outstanding under our revolving credit facilities.

During the third quarter of 2013, an impairment loss of $5.6 million was recognized in connection with the valuation of Mesa Corporate Center, a 106,000 square foot office property located in Phoenix, Arizona, based on our estimated fair value of the asset.

For a complete discussion on dispositions subsequent to September 30, 2013, please reference “Results of Operations - Discontinued Operations.”

Mortgage loan. On June 3, 2013, we issued a first mortgage loan to an affiliate of US Airways, which is secured by a 225,000 square foot office building in Phoenix, Arizona known as the US Airways Building. The $3.5 million mortgage loan has a fixed interest rate of 3.0% and matures on December 31, 2016.

Investment in unconsolidated joint ventures. In addition to the 42 office and parking properties included in our financial statements, we also invested in two unconsolidated joint ventures with unrelated investors as of September 30, 2013. These investments are accounted for using the equity method of accounting. Accordingly, the assets and liabilities of the joint ventures are not included on our consolidated balance sheet at September 30, 2013. Information relating to these unconsolidated joint ventures is summarized below (in thousands):

			Parkway's	Square	Percentage
Joint Venture Entity	Property Name	Location	Ownership%	Feet	Occupied
US Airways Building Tenancy in Common	US Airways Building	Phoenix, AZ	74.58%	225	100.0%
7000 Central Park JV LLC ("7000 Central Park")	7000 Central Park	Atlanta, GA	40.00%	415	75.2%
				640	83.9%

During the third quarter of 2013, we reclassified the assets and liabilities attributable to the US Airways Building to investments in unconsolidated joint ventures on our consolidated balance sheets. The balance of the investment in the joint venture entity was $42.2 million as of September 30, 2013.

We account for our investment in 7000 Central Park under the equity method of accounting. The balance of our investment in the joint venture was $44.9 million as of September 30, 2013.

Receivables and Other Assets. For the nine months ended September 30, 2013, receivables and other assets increased $26.8 million or 21.5%. The net increase is primarily due to an increase in straight line rent receivable balances related to office property purchases during the fourth quarter of 2012 and the first and third quarters of 2013, offset by dispositions during the first and third quarters of 2013, as well as an increase in capitalized lease costs and escrow deposits related to the purchase of three office properties during the first quarter of 2013.

Notes Receivable. On September 4, 2013, Parkway LP and TPG LP entered into a loan agreement pursuant to which Parkway LP agreed to provide a term loan to TPG LP of $80.0 million (the “Term Loan”) to enable TPG LP to fund, prior to closing of the Mergers, a portion of its obligation in connection with the liquidation of TPG/CalSTRS, LLC, a joint venture between TPGI and California State Teachers' Retirement System ("CalSTRS"). The Term Loan was funded on September 27, 2013. TPG LP is subject to certain affirmative and negative covenants while the loan is outstanding, and TPG LP will provide a right of first offer in favor of Parkway LP that applies in certain limited circumstances if TPG LP desires to sell certain properties within twelve months following termination of the Merger Agreement. TPG LP may prepay the loan at any time without penalty. The loan matures on January 1, 2015 and bears interest at a rate of 6% per annum for the first six months, 8% per annum for the next six months and 12% per annum thereafter, with interest payable monthly in arrears. TPG LP also paid Parkway LP a non-refundable loan commitment fee in an amount equal to 1.5% of the Term Loan agreement, or $1.2 million. Parkway LP will be required to refund to TPG LP two-thirds of the amount of this commitment fee in the event we are obligated to pay expenses of TPGI or the termination fee under the Merger Agreement. The commitment fee will be recognized in interest income under the interest method.

Intangible Assets, Net. For the nine months ended September 30, 2013, intangible assets net of related amortization decreased $8.9 million or 7.6% as a result of amortization recorded during the period.

Management Contracts, Net.  For the nine months ended September 30, 2013, management contracts, net of related amortization decreased $5.3 million or 28.1% as a result of amortization recorded during the period.

Cash and Cash Equivalents.  Cash and cash equivalents decreased $39.3 million or 48.1% during the nine months ended September 30, 2013 primarily due to cash used to fund acquisitions and prepay two mortgage loans during the period, offset by proceeds received from our March 2013 underwritten public offering of common stock and the placement of our $120.0 million unsecured term loan.  Our proportionate share of cash and cash equivalents at September 30, 2013 and December 31, 2012 was $24.6 million and $56.0 million, respectively.

Notes Payable to Banks. Notes payable to banks increased $129.0 million or 49.2% during the nine months ended September 30, 2013.  At September 30, 2013, notes payable to banks totaled $391.0 million and the net increase was attributable to borrowings used to redeem our Series D Cumulative Redeemable Preferred Stock (the "Series D preferred stock"), fund acquisitions and prepay two mortgage loans during the period offset by proceeds received from our March 2013 underwritten public common stock offering.

Mortgage Notes Payable. During the nine months ended September 30, 2013, mortgage notes payable increased $116.4 million or 19.2% due to the following (in thousands):

Increase (Decrease)
Placement of mortgage debt on Phoenix Tower	$80,000
Placement of mortgage debt on the Deerwood Portfolio	84,500
Modification of mortgage debt on Corporate Center Four	13,500
Principal paid on early extinguishment of debt	(55,015)
Scheduled principal payments	(6,561)
$116,424

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

Accounts Payable and Other Liabilities.  For the nine months ended September 30, 2013, accounts payable and other liabilities increased $19.9 million or 24.1% primarily due to increases in property tax payable and prepaid rent, as well as below market lease value liabilities associated with the purchase of three office properties during the first quarter of 2013, offset by a decrease in deferred tax liability.

Equity. Total equity decreased $32.5 million or 3.4% during the nine months ended September 30, 2013, as a result of the following (in thousands):

Increase (Decrease)
(Unaudited)
Net loss attributable to Parkway Properties, Inc.	$(11,094)
Net loss attributable to noncontrolling interests	(3,313)
Net loss	(14,407)
Change in market value of interest rate swaps	7,562
Common stock dividends declared	(28,793)
Preferred stock dividends declared	(3,433)
Original issue costs - preferred stock redemption	(6,604)
Share-based compensation	3,322
Shares issued to Directors	220
Issuance of common stock	209,443
Shares issued pursuant to TPG Management Services Agreement	325
Shares withheld to satisfy tax withholding obligation on vesting of restricted stock	(44)
Series D Preferred stock redemption	(128,942)
Distribution of capital by noncontrolling interest	(13,840)
Purchase of noncontrolling interests of office properties owned by Parkway Properties Office Fund II, LP	(57,346)
$(32,537)

On March 25, 2013, we completed an underwritten public offering of 11.0 million shares of our common stock, plus an additional 1.65 million shares of our common stock issued and sold pursuant to the exercise of the underwriters' option to purchase additional shares in full, at the public offering price of $17.25 per share.  The net proceeds from the offering, after deducting the underwriting discount and offering expenses, were approximately $209.0 million.  We used the net proceeds of the common stock offering to redeem in full all of our outstanding 8.00% Series D Cumulative Redeemable Preferred Stock, to fund acquisition opportunities, to repay amounts outstanding from time to time under our senior unsecured revolving credit facility and for general corporate purposes.

On April 25, 2013, we redeemed all of our outstanding Series D preferred stock.  We paid $136.3 million to redeem the preferred shares and incurred a charge during the second quarter of approximately $6.6 million, which represents the difference between the costs associated with the issuances, including the price at which such shares were paid, and the redemption price.

Results of Operations

Comparison of the three months and nine months ended September 30, 2013 to the three months and nine months ended September 30, 2012.

Net income (loss) attributable to common stockholders. Net loss attributable to common stockholders for the three months ended September 30, 2013 was $2.3 million as compared to net loss attributable to common stockholders of $582,000 for the three months ended September 30, 2012.  The increase in net loss attributable to common stockholders for the three months ended September 30, 2013 compared to the same period in 2012 in the amount of $1.7 million is primarily attributable to a $5.6 million non-cash impairment loss recognized in connection with the valuation of Mesa Corporate Center, a 106,000 square foot office property located in Phoenix, Arizona, based on our estimated fair value of the asset, as well as additional severance costs incurred during the three months ended September 30, 2013, offset by an increase in gains on the sale of real estate from discontinued operations recognized during the three months ended September 30, 2013, and the purchase of five wholly owned office properties during the fourth quarter of 2012 and three wholly owned office properties and our partner's interest in four properties during 2013. Net loss attributable to common stockholders for the nine months ended September 30, 2013, was $21.1 million as compared to net income attributable to common stockholders of $464,000 for the nine months ended September 30, 2012. The decrease in net income attributable to common stockholders for the nine months ended September 30, 2013 compared to the same period in 2012 in the amount of $21.6 million is primarily attributable to a $6.6 million charge related to the redemption of our Series D preferred stock, a $5.6 million non-cash impairment loss recognized in connection with the valuation of Mesa Corporate Center, a $4.6 million non-cash impairment loss related to the sale of two office buildings in Atlanta, Georgia, and additional severance costs recorded, offset by an increase in gains on the sale of real estate from discontinued operations recognized during the nine months ended September 30, 2013, and the purchase of five wholly owned office properties during the fourth quarter of 2012 and three wholly owned office properties and our partner's interest in four properties during 2013. The change in income (loss) from discontinued operations as well as other variances for income and expense items that comprise net income (loss) attributable to common stockholders is discussed in detail below.

Office Properties. The analysis below includes changes attributable to same-store properties and acquisitions of office properties.  Same-store properties are consolidated properties that we owned for the current and prior year reporting periods, excluding properties classified as discontinued operations.  During the nine months ended September 30, 2013, we classified as discontinued operations four properties totaling 734,000 square feet, which were sold during the first quarter of 2013 and third quarter 2013.  At September 30, 2013, same-store properties consisted of 33 properties comprising 9.7 million square feet.

The following table represents revenue from office properties for the three months and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Increase (Decrease)	% Change	2013	2012	Increase	% Change
Revenue from office properties:
Same-store properties	$51,706	$52,374	$(668)	(1.3)%	$136,725	$137,516	$(791)	(0.6)%
Properties acquired	18,400	84	18,316	*N/M	68,211	4,713	63,498	*N/M
Total revenue from office properties	$70,106	$52,458	$17,648	33.6%	$204,936	$142,229	$62,707	44.1%
*N/M – Not Meaningful

Revenue from office properties for same-store properties decreased $668,000 or 1.3% for the three months ended September 30, 2013 as compared to the same period for 2012 due to a decrease in revenue associated with pass through expenses, offset by an increase in average same-store occupancy during the three months ended September 30, 2013 as compared to the same period for 2012. Revenue from office properties for same-store properties decreased $791,000 or 0.6% for the nine months ended September 30, 2013 as compared to the same period for 2012.  The primary reason for the decrease is a decrease in revenue associated with pass through expenses, offset by an increase in average same-store occupancy during the nine months ended September 30, 2013, compared to the same period for 2012.

The following table represents property operating expenses for the three months and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Increase	% Change	2013	2012	Increase	% Change
Expense from office properties:
Same-store properties	$20,456	$19,909	$547	2.7%	$55,234	$53,529	$1,705	3.2%
Properties acquired	7,399	83	7,316	*N/M	24,637	1,696	22,941	*N/M
Total expense from office properties	$27,855	$19,992	$7,863	39.3%	$79,871	$55,225	$24,646	44.6%
*N/M – Not Meaningful

Property operating expenses for same-store properties increased $547,000 or 2.7% for the three months ended September 30, 2013 as compared to the same period for 2012 due to an increase in repairs and maintenance, bad debt expense and ad valorem taxes. Property operating expenses for same-store properties increased $1.7 million or 3.2% for the nine months ended September 30, compared to the same period of 2012.  The primary reason for the increase is an increase in ad valorem taxes.

Depreciation and Amortization.  Depreciation and amortization expense attributable to office properties increased $9.7 million and $33.7 million for the three months and nine months ended September 30, 2013, compared to the same periods for 2012, respectively.  The primary reason for the increase is due to the purchase of five office properties during the fourth quarter of 2012 and three office properties during the nine months ended September 30, 2013.

Impairment loss on real estate.  During the three months and nine months ended September 30, 2013, an impairment loss of $5.6 million was recognized in connection with the valuation of Mesa Corporate Center, a 106,000 square foot office property located in Phoenix, Arizona, based on our estimated fair value of the asset.

Management Company Income and Expenses.  Management company income decreased $121,000 and $1.7 million for the three months and nine months ended September 30, 2013 compared to the same periods of 2012, respectively. The primary reason for the decrease in management company income for the three months and nine months ended September 30, 2013 is the termination of management contracts during 2012 and 2013. Management company expenses increased $804,000 and $1.0 million for the three months and nine months ended September 30, 2013 compared to the same periods of 2012, respectively.  The primary reason for the increase in management company expenses for the three months and nine months ended September 30, 2013 was an increase in personnel costs.

Acquisition Costs.  During the three months ended September 30, 2013, we incurred $1.1 million in acquisition costs compared to $159,000 for the same period in 2012. Our proportionate share of acquisition costs for the three months ended September 30, 2013 and 2012 was $1.1 million and $88,000, respectively. During the nine months ended September 30, 2013, we incurred $2.8 million in acquisition costs compared to $1.5 million for the same period in 2012. The primary reason for the increase is due to the purchase of three office properties, two investments in unconsolidated joint ventures, and two parcels of land available for development during the nine months ended September 30, 2013 as compared to the purchase of three office properties for the same period of 2012.  Our proportionate share of acquisition costs for the nine months ended September 30, 2013 and 2012 was $2.8 million and $846,000, respectively.

Share-Based Compensation Expense. Compensation expense related to stock options, profits interest units ("LTIP units"), restricted shares, restricted share units (RSUs) and deferred incentive share units of $2.0 million and $167,000 was recognized for the three months ended September 30, 2013 and 2012, respectively.  Compensation expense related to stock options, LTIP units, restricted shares, RSUs and deferred incentive share units of $3.3 million and $371,000 was recognized for the nine months ended September 30, 2013 and 2012, respectively.  The primary reason for the increase in share-based compensation expense for the three months and nine months ended September 30, 2013 is additional expenses associated with new grants under the Parkway Properties, Inc. and Parkway Properties LP 2013 Omnibus Equity Incentive Plan. This expense is included in general and administrative expenses on our consolidated statements of operations and comprehensive income (loss).  Total compensation expense related to non-vested awards not yet recognized was $11.9 million at September 30, 2013. The weighted average period over which the expense is expected to be recognized is approximately two years.

Interest Expense. Interest expense from continuing operations, including amortization of deferred financing costs, increased $3.1 million or 36.9% and $7.6 million or 29.2% for the three months and nine months ended September 30, 2013, compared to the same period of 2012, respectively, and is comprised of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Increase (Decrease)	% Change	2013	2012	Increase (Decrease)	% Change
Interest expense:
Mortgage interest expense	$9,146	$7,622	$1,524	20.0%	$27,411	$22,625	$4,786	21.2%
Credit facility interest expense	1,806	470	1,336	284.3%	4,228	1,880	2,348	124.9%
(Gain) loss on early extinguishment of debt	—	—	—	—%	(58)	—	(58)	*N/M
Mortgage loan cost amortization	229	174	55	31.6%	668	513	155	30.2%
Credit facility cost amortization	482	255	227	89.0%	1,188	869	319	36.7%
Total interest expense	$11,663	$8,521	$3,142	36.9%	$33,437	$25,887	$7,550	29.2%
*N/M - Not meaningful

Mortgage interest expense increased $1.5 million and $4.8 million for the three months and nine months ended September 30, 2013 compared to the same period for 2012, respectively, and is primarily due to mortgage loans placed or assumed from September 30, 2012 through September 30, 2013 in connection with acquisitions of office properties during the same period.

Credit facility interest expense increased $1.3 million and $2.3 million for the three months and nine months ended September 30, 2013 compared to the same periods of 2012, respectively.  The increase is due to an increase in year-to-date average borrowings of $158.2 million offset by a decrease in the weighted average interest rate on average borrowings of 27 basis points. The increase in average borrowings is primarily due to the placement of a $125.0 million term loan in September 2012, the placement of a $120.0 million term loan in June 2013 and borrowings under our unsecured revolving credit facility to purchase office properties during 2012 and 2013 and to fund the redemption of our Series D Preferred stock, offset by repayment of borrowings under our unsecured revolving credit facility from proceeds of our underwritten public common stock offerings during December 2012 and March 2013 and sales of office properties.

Discontinued Operations.  Discontinued operations is comprised of the following for the three months and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Statement of Operations:
Revenues
Income from office and parking properties	$464	$3,375	$5,340	$21,544
	464	3,375	5,340	21,544
Expenses
Office and parking properties:
Operating expense	235	1,808	2,544	9,987
Management company expense	(41)	53	(39)	291
Interest expense	—	468	—	4,009
Impairment loss	—	—	4,600	—
Depreciation and amortization	65	908	1,557	3,438
	259	3,237	8,662	17,725
Operating income (loss) from discontinued operations	205	138	(3,322)	3,819
Equity in loss of unconsolidated joint ventures	—	—	—	(19)
Income (loss) from discontinued operations	205	138	(3,322)	3,800
Gain on sale of real estate from discontinued operations	11,545	995	12,087	9,767
Total discontinued operations per Statement of Operations	11,750	1,133	8,765	13,567
Net income attributable to noncontrolling interest from discontinued operations	(37)	(545)	(66)	(4,219)
Total discontinued operations-Parkway's share	$11,713	$588	$8,699	$9,348

All current and prior period income from the following office property dispositions is included in discontinued operations for the three months and nine months ended September 30, 2013 and 2012 (in thousands):

Office Property	Location	Square Feet	Date of Sale	Net Sales Price	Net Book Value of Real Estate	Gain (Loss) on Sale
2012 Dispositions (1):
Falls Pointe	Atlanta, GA	107	1/6/2012	$5,824	$4,467	$1,357
111 East Wacker	Chicago, IL	1,013	1/9/2012	153,240	153,237	3
Renaissance Center	Memphis, TN	189	3/1/2012	27,661	24,629	3,032
Overlook II	Atlanta, GA	260	4/30/2012	29,467	28,689	778
Wink Building	New Orleans, LA	32	6/8/2012	705	803	(98)
Ashford/Peachtree	Atlanta, GA	321	7/1/2012	29,440	28,148	1,292
Non-Core Assets	Various	1,932	Various	125,486	122,157	3,329
Sugar Grove	Houston, TX	124	10/23/2012	10,303	7,057	3,246
		3,978		$382,126	$369,187	$12,939
2013 Disposition (2):
Atrium at Stoneridge	Columbia, SC	108	3/20/2013	$2,966	$2,424	$542
Waterstone	Atlanta, GA	93	7/10/2013	3,247	3,207	40
Meridian	Atlanta, GA	97	7/10/2013	6,615	6,560	55
Bank of America Plaza	Nashville, TN	436	7/17/2013	41,093	29,643	11,450
		734		$53,921	$41,834	$12,087

(1) Total gain on the sale of real estate in discontinued operations recognized for the year ended December 31, 2012 was $12.9 million, of which $8.1 million was our proportionate share.
(2) Total gain on the sale of real estate in discontinued operations recognized during the nine months ended September 30, 2013 was $12.1 million.

On March 20, 2013, we sold Atrium at Stoneridge, a 108,000 square foot office property located in Columbia, South Carolina, for a gross sales price of $3.1 million and recorded a gain of $542,000 during the first quarter of 2013.  We received $3.0 million in net proceeds from the sale, which was used to reduce amounts outstanding under our senior unsecured revolving credit facility.

On July 10, 2013, we sold two office properties, Waterstone and Meridian, totaling 190,000 square feet located in Atlanta, Georgia, for a gross sales price of $10.2 million and recorded an impairment loss of $4.6 million during the second quarter of 2013. We received $9.5 million in net proceeds from the sale, which was used to reduce amounts outstanding under our senior unsecured revolving credit facility.

On July 17, 2013, we sold Bank of America Plaza, a 436,000 square foot office property located in Nashville, Tennessee, for a gross sales price of $42.8 million and recorded a gain of approximately $11.5 million during the third quarter of 2013. We received $40.8 million in net proceeds from the sale, which was used to reduce amounts outstanding under our revolving credit facilities.

On October 7, 2013, the Company entered into a purchase and sale agreement to sell Carmel Crossing, a 326,000 square foot office complex in Charlotte, North Carolina, for a gross sales price of $37.5 million. This sale is expected to close in the fourth quarter of 2013 subject to customary closing conditions.

On October 31, 2013, the Company sold Lakewood II, a 123,000 square foot office property located in Atlanta, Georgia, for a gross sales price of $10.6 million, and expects to record a gain of approximately $5.9 million during the fourth quarter of 2013, of which $1.8 million is the Company's share. The Company received $3.1 million, its proportionate share of net proceeds from the sale, which was used to reduce amounts outstanding under the Company's revolving credit facility.

Income Taxes.  The analysis below reflects changes to the components of income tax (expense) benefit for the three months and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Decrease	% Change	2013	2012	Decrease	% Change
Current:
Federal	$205	$(199)	$404	(203.0)%	$2	$(742)	$744	(100.3)%
State	66	(32)	98	(306.3)%	25	(118)	143	(121.2)%
Total current benefit (expense)	$271	$(231)	$502	(217.3)%	$27	$(860)	$887	(103.1)%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Increase	% Change	2013	2012	Increase	% Change
Deferred:
Federal	$480	$201	$279	138.8%	$1,439	$606	$833	137.5%
State	88	37	51	137.8%	264	111	153	137.8%
Total deferred benefit	$568	$238	$330	138.7%	$1,703	$717	$986	137.5%
Total income tax benefit (expense)	$839	$7	$832	*N/M	$1,730	$(143)	$1,873	*N/M
*N/M - Not meaningful

Current income tax expense decreased $502,000 for the three months ended September 30, 2013, compared to the same period of 2012. Current income tax expense decreased $887,000 for the nine months ended September 30, 2013, compared to the same period of 2012.  The decrease is directly attributable to the decrease in management company income for the three months and nine months ended September 30, 2013.  Deferred income tax benefit increased $330,000 and $986,000 for the three months and nine months ended September 30, 2013 compared to the same period of 2012, respectively.  The increase is directly attributable to the management contract impairment recognized during the fourth quarter of 2012.  At September 30, 2013, the deferred tax liability associated with the management contracts totaled $256,000.

Liquidity and Capital Resources

General

Our principal short-term and long-term liquidity needs include:

•	funding operating and administrative expenses;

•	meeting debt service and debt maturity obligations;

•	funding normal repair and maintenance expenses at our properties;

•	funding capital improvements;

•	acquiring additional investments that meet our investment criteria; and

•	funding distributions to stockholders.

We may fund these liquidity needs by drawing on multiple sources, including the following:

•	our current cash balance;

•	our operating cash flows;

•	borrowings (including borrowings under our senior unsecured revolving credit facility);

•	proceeds from the placement of new mortgage loans and refinancing of existing mortgage loans;

•	proceeds from the sale of assets and the sale of portions of assets owned through Fund II; and

•	the sale of equity or debt securities.

Our short-term liquidity needs include funding operation and administrative expenses, normal repair and maintenance expenses at our properties, capital improvements and distributions to stockholders.  We anticipate using our current cash balance, our operating cash flows and borrowings (including borrowings under our senior unsecured revolving credit facility) to meet our short-term liquidity needs.

Our long-term liquidity needs include payment of the principal amount of our long-term debt as it matures, significant capital expenditures that may need to be made at our properties and acquiring additional assets that meet our investment criteria. We anticipate using proceeds from the placement of new mortgage loans and refinancing of existing mortgage loans, proceeds from the sale of assets and the portions of assets owned through joint ventures and the possible sale of equity or debt securities to meet our long-term liquidity needs.  We anticipate that these funding sources will be adequate to meet our liquidity needs.

Cash.

Cash and cash equivalents were $42.5 million and $53.6 million at September 30, 2013 and 2012, respectively.  Cash flows provided by operating activities for the nine months ended September 30, 2013 and 2012 were $74.2 million and $51.6 million, respectively.  The increase in cash flows from operating activities of $22.6 million is primarily attributable to timing of receipt of revenues and payment of expenses.

Cash used in investing activities was $326.8 million and $296.4 million for the nine months ended September 30, 2013 and 2012, respectively.  The increase in cash used by investing activities of $30.4 million is primarily due to a decrease in proceeds from the sale of real estate and a note receivable issued by Parkway LP to TPGI, partially offset by a net decrease in investments in real estate and joint ventures.

Cash provided by financing activities was $213.3 million and $223.2 million for the nine months ended September 30, 2013 and 2012, respectively. The decrease in cash provided by financing activities of $9.9 million is primarily attributable to the redemption of our Series D preferred stock, distributions to non-controlling interests for the purchase of our co-investor's 70% interest in the Tampa Fund II Assets and the early extinguishment of two mortgage loans offset by net proceeds of our March 2013 underwritten public common stock offering, proceeds from the placement of our $120 million term and an increase in mortgage loan proceeds due to the placement of non-recourse mortgage loans secured by two office properties.

Indebtedness.

Notes Payable to Banks.  At September 30, 2013, we had $146.0 million outstanding under our senior unsecured revolving credit facility and had $245.0 million outstanding under our unsecured term loans.

		Interest		Outstanding
Credit Facilities	Lender	Rate	Maturity	Balance
				(in thousands)
$10.0 Million Unsecured Working Capital Revolving Credit Facility (1)	PNC Bank	—%	3/29/2016	$—
$215.0 Million Unsecured Revolving Credit Facility (1)	Wells Fargo	1.8%	3/29/2016	146,000
$125.0 Million Unsecured Term Loan (2)	Key Bank	2.2%	9/27/2017	125,000
$120.0 Million Unsecured Term Loan (3)	Wells Fargo	3.1%	6/11/2018	120,000
		2.3%		$391,000

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

(3)
The interest rate on the term loan is based on LIBOR plus an applicable margin of 145 to 200 basis points depending on our overall leverage (with the current rate set at 145 basis points). On June 12, 2013, we executed a floating-to-fixed interest rate swap totaling $120.0 million, locking LIBOR at 1.6% for five years.

On June 12, 2013, we entered into a term loan agreement for a $120 million unsecured term loan. The term loan has a maturity date of June 11, 2018. Interest on the term loan is based on LIBOR plus an applicable margin of 145 to 200 basis points depending on our overall leverage (with the current rate set at 145 basis points). The term loan has substantially the same operating and financial covenants as required by our $215 million unsecured revolving credit facility. Wells Fargo Bank, National Association, acted as Administrative Agent and lender. We also executed a floating-to-fixed interest rate swap totaling $120.0 million, locking LIBOR at 3.1% for five years and resulting in an effective initial interest rate of 1.6%. The term loan had an outstanding balance of $120.0 million at September 30, 2013.

We monitor a number of leverage and other financial metrics including, but not limited to, total debt to total asset value ratio, as defined in the loan agreements for our senior unsecured revolving credit facility and working capital unsecured credit facility.  In addition, we also monitor interest, fixed charge and modified fixed charge coverage ratios, as well as the net debt to EBITDA multiple.  The interest coverage ratio is computed by comparing the cash interest accrued to EBITDA. The interest coverage ratio for the nine months ended September 30, 2013 and 2012 was 3.9 and 3.7 times, respectively.  The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA.  The fixed charge coverage ratio for the nine months ended September 30, 2013 and 2012 was 2.8 and 2.0 times, respectively.  The modified fixed charge coverage ratio is computed by comparing the cash interest accrued and preferred dividends paid to EBITDA.  The modified fixed charge coverage ratio for the nine months ended September 30, 2013 and 2012 was 3.4 and 2.4 times, respectively.  The net debt to EBITDA multiple is computed by comparing our share of net debt to EBITDA for the current quarter, as annualized and adjusted pro forma for any completed investment activity.  The net debt to EBITDA multiple for the nine months ended September 30, 2013 and 2012 was 7.5 and 4.5 times, respectively.  We believe various leverage and other financial metrics we monitor provide useful information on total debt levels as well as our ability to cover interest, principal and/or preferred dividend payments.

Mortgage Notes Payable.  At September 30, 2013, we had $722.3 million in mortgage notes payable secured by office properties, with a weighted average interest rate of 5.1%.

The table below presents the principal payments due and weighted average interest rates for total mortgage notes payable at September 30, 2013 (in thousands).

	Weighted Average Interest Rate	Total Mortgage Maturities	Balloon Payments		Recurring Principal Amortization
Schedule of Mortgage Maturities by Years:
2013*	5.1%	$1,809	$—		$1,809
2014	5.0%	7,965	—		7,965
2015	5.1%	26,262	14,051		12,211
2016	4.9%	96,302	83,339		12,963
2017	4.7%	120,830	107,907		12,923
2018	4.7%	106,701	91,550		15,151
Thereafter	4.0%	362,444	340,462		21,982
Total	5.1%	$722,313	$637,309		$85,004
Fair value at September 30, 2013		$700,362		765,934
*Remaining three months

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

Our interest rate hedge contracts at September 30, 2013, and 2012 are summarized as follows (in thousands):

						Fair Value Asset (Liability)
Type of	Balance Sheet	Notional	Maturity		Fixed	September 30,
Hedge	Location	Amount	Date	Reference Rate	Rate	2013	2012
Swap	Accounts payable and other liabilities	$12,088	11/18/2015	1-month LIBOR	4.1%	$—	$(639)
Swap	Receivables and other assets	50,000	9/27/2017	1-month LIBOR	2.2%	659	(61)
Swap	Receivables and other assets	75,000	9/27/2017	1-month LIBOR	2.2%	994	(91)
Swap	Accounts payable and other liabilities	33,875	11/18/2017	1-month LIBOR	4.7%	(2,218)	(3,498)
Swap	Accounts payable and other liabilities	625	1/25/2018	1-month LIBOR	4.9%	(59)	—
Swap	Accounts payable and other liabilities	22,000	1/25/2018	1-month LIBOR	4.5%	(1,224)	(2,029)
Swap	Accounts payable and other liabilities	46,250	1/25/2018	1-month LIBOR	4.7%	(591)	(1,688)
Swap	Accounts payable and other liabilities	120,000	6/11/2018	1-month LIBOR	3.1%	(1,756)	—
Swap	Accounts payable and other liabilities	9,250	9/30/2018	1-month LIBOR	5.2%	(800)	(1,279)
Swap	Accounts payable and other liabilities	22,500	10/8/2018	1-month LIBOR	5.4%	(2,086)	(3,291)
Swap	Receivables and other assets	13,500	10/8/2018	1-month LIBOR	3.3%	8	—
Swap	Accounts payable and other liabilities	22,100	11/18/2018	1-month LIBOR	5.0%	(1,656)	(2,772)
						$(8,729)	$(15,348)

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

Equity

We have a universal shelf registration statement on Form S-3 (No. 333-189132) that was declared effective by the Securities and Exchange Commission on June 24, 2013.  We may offer an indeterminate number or amount, as the case may be, of (i) shares of common stock, par value $0.001 per share; (ii) shares of preferred stock, par value $0.001 per share; (iii) depository shares representing our preferred stock; and (iv) warrants to purchase common stock, preferred stock or depository shares representing preferred stock; and (v) rights to purchase our common stock, all of which may be issued from time to time on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended, at an aggregate public offering price not to exceed $1.0 billion.  As of September 30, 2013, we had $1.0 billion of securities available for issuance under the registration statement.

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

Risk Management Objective of Using Derivatives

We are exposed to certain risk arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of its core business activities. We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and our known or expected cash payments principally related to our investments and borrowings.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified to earnings in the period that the hedged forecasted transaction affects earnings. During 2013, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. See Note M - Fair Values of Financial Instruments, for the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets as of September 30, 2013 and December 31, 2012.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $5.6 million will be reclassified as an increase to interest expense. During the three months and nine months ended September 30, 2013, we accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur.

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The table below presents the effect of our derivative financial instruments on our consolidated statements of operations and comprehensive income (loss) for the three months and nine months ended September 30, 2013 and 2012 (in thousands):

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps and Caps)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Amount of gain (loss) recognized in other comprehensive income on derivative	$(3,171)	$(2,348)	$3,310	$(7,037)
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	(1,393)	(992)	(4,203)	(2,504)
Amount of gain (loss) recognized in income on derivative (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	(67)	—	(454)	—

Credit Risk-related Contingent Features

We have entered into agreements with each of our derivative counterparties that provide that if we default or are capable of being declared in default on any of its indebtedness, then we could also be declared in default on its derivative obligations.

As of September 30, 2013, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $10.1 million. As of September 30, 2013, we had not posted any collateral related to these agreements and were not in breach of any agreement provisions. If we had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $10.1 million at September 30, 2013.

Capital Expenditures

During the nine months ended September 30, 2013, we incurred $13.7 million in recurring capital expenditures on a consolidated basis, with $11.2 million representing our share of such expenditures.  These costs include tenant improvements, leasing costs and recurring building improvements. During the nine months ended September 30, 2013, we incurred $19.7 million related to upgrades on properties acquired in recent years that were anticipated at the time of purchase and major renovations that are nonrecurring in nature to office properties, with $15.2 million representing our share of such expenditures.  All such improvements were financed with cash flow from the properties, capital expenditure escrow accounts, borrowings under our senior unsecured revolving credit facility and contributions from joint venture partners.

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

During the nine months ended September 30, 2013, we paid $29.0 million in dividends to our common stockholders and $3.4 million to our Series D preferred stockholders. These dividends were funded with cash flow from the properties, proceeds from the sales of properties, proceeds from the issuance of common stock or borrowings on our credit facility.

Contractual Obligations

See information appearing under the caption "– Financial Condition – Comparison of the nine months ended September 30, 2013 to the year ended December 31, 2012 – Notes Payable to Banks" and "– Liquidity and Capital Resources – Mortgage Notes Payable" for a discussion of changes in long-term debt since December 31, 2012.

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

In July 2013, the FASB issued ASU 2013-10, "Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes", which amends Topic 815 (Derivatives and Hedging) to permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the U.S. Treasury rate and the London Interbank Offered Rate (LIBOR). The amendments were effective for the Company prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013, and the Company does not expect the guidance to have a material impact on its consolidated financial statements.

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

The following table presents a reconciliation of our net income (loss) for Parkway Properties, Inc. to FFO for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended
	September 30,
	2013	2012
Net income (loss) for Parkway Properties, Inc.	$(11,094)	$9,607
Adjustments to derive funds from operations:
Depreciation and amortization	90,283	56,534
Depreciation and amortization – discontinued operations	1,557	3,438
Noncontrolling interest depreciation and amortization	(20,518)	(24,260)
Adjustments for unconsolidated joint ventures	519	—
Adjustments for unconsolidated joint ventures – discontinued operations	—	22
Noncontrolling interest – unit holders	(3)	(1)
Preferred dividends	(3,433)	(8,132)
Convertible preferred dividends	—	(1,011)
Dividends on preferred stock redemption	(6,604)	—
Impairment loss on depreciable real estate	10,200	—
Gain on sale of real estate (Parkway's share)	(12,087)	(4,914)
Funds from operations attributable to common stockholders (1)	$48,820	$31,283

(1)	Funds from operations attributable to common stockholders for the nine months ended September 30, 2013 and 2012 include the following items at our proportionate ownership share (in thousands):

	Nine Months Ended
	September 30,
	2013	2012
Gain to non-depreciable assets	$—	$548
Loss on extinguishment of debt	(572)	(896)
Acquisition costs	(2,775)	(846)
Non-recurring lease termination fee income	1,051	1,947
Change in fair value of contingent consideration	—	(216)
Non-cash adjustment for interest rate swap	630	215
Dividends on preferred stock redemption	(6,604)	—
Realignment expenses	(4,095)	(2,278)

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

We view EBITDA primarily as a liquidity measure and, as such, the GAAP financial measure most directly comparable to it is cash flows provided by operating activities.  Because EBITDA is not a measure of financial performance calculated in accordance with GAAP, it should not be considered in isolation or as a substitute for operating income, net income, or cash flows provided by operating, investing and financing activities prepared in accordance with GAAP.  The following table reconciles cash flows provided by operating activities to EBITDA for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended
	September 30,
	2013	2012
	(Unaudited)
Cash flows provided by operating activities	$74,161	$51,555
Amortization of above market leases	(2,277)	(3,799)
Interest rate swap adjustment	—	(215)
Interest expense	31,639	27,159
Prepayment expenses - early extinguishment of debt	572	—
Loss on early extinguishment of debt	(630)	1,494
Acquisition costs (Parkway's share)	2,775	846
Tax expense (benefit) - current	(26)	860
Change in deferred leasing costs	9,856	7,103
Change in receivables and other assets	22,319	(2,174)
Change in accounts payable and other liabilities	(25,511)	6,137
Adjustments for noncontrolling interests	(26,589)	(29,774)
Adjustments for unconsolidated joint ventures	1,095	37
EBITDA	$87,384	$59,229

The reconciliation of net income (loss) for Parkway Properties, Inc. to EBITDA and the computation of our proportionate share of interest, fixed charge and modified fixed charge coverage ratios, as well as the net debt to EBITDA multiple is as follows for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended
	September 30,
	2013	2012
	(Unaudited)
Net income (loss) for Parkway Properties, Inc.	$(11,094)	$9,607
Adjustments to net income (loss) for Parkway Properties, Inc.:
Interest expense	31,639	27,159
Interest expense - prepayment expense	572	—
Amortization of financing costs	1,856	1,458
Non-cash adjustment for interest rate swap – discontinued operations	—	(215)
(Gain) loss on early extinguishment of debt	(630)	1,494
Acquisition costs (Parkway's share)	2,775	846
Depreciation and amortization	91,840	59,972
Amortization of share-based compensation	3,322	371
Gain on sale of real estate (Parkway's share)	(12,087)	(5,462)
Impairment loss on office properties	10,200	—
Change in fair value of contingent consideration		216
Tax expense (benefit)	(1,730)	143
EBITDA adjustments - unconsolidated joint ventures	623	58
EBITDA adjustments - noncontrolling interest in real estate partnerships	(29,902)	(36,418)
EBITDA (1)	$87,384	$59,229
Interest coverage ratio:
EBITDA	$87,384	$59,229
Interest expense:
Interest expense	$31,639	$27,159
Interest expense - unconsolidated joint ventures	104	21
Interest expense - noncontrolling interest in real estate partnerships	(9,176)	(11,277)
Total interest expense	$22,567	$15,903
Interest coverage ratio	3.9	3.7
Fixed charge coverage ratio:
EBITDA	$87,384	$59,229
Fixed charges:
Interest expense	$22,567	$15,903
Preferred dividends	3,433	9,143
Principal payments (excluding early extinguishment of debt)	6,561	6,115
Principal payments - unconsolidated joint ventures	62	6
Principal payments - noncontrolling interest in real estate partnerships	(1,575)	(1,769)
Total fixed charges	$31,048	$29,398
Fixed charge coverage ratio	2.8	2.0
Modified fixed charge coverage ratio:
EBITDA	$87,384	$59,229
Modified fixed charges:
Interest expense	$22,567	$15,903
Preferred dividends	3,433	9,143
Total modified fixed charges	$26,000	$25,046
Modified fixed charge coverage ratio	3.4	2.4
Net Debt to EBITDA multiple:
Annualized Adjusted EBITDA (2)	$114,737	$82,883
Parkway's share of total debt:
Mortgage notes payable	$722,313	$549,429
Notes payable to banks	391,000	125,000
Adjustments for non-controlling interest in real estate partnerships	(229,977)	(272,880)
Parkway's share of total debt	883,336	401,549
Less: Parkway's share of cash	(24,585)	(30,096)
Parkway's share of net debt	$858,751	$371,453
Net Debt to EBITDA multiple	7.5	4.5

(1)
We define EBITDA, a non-GAAP financial measure, as net income before interest, income taxes, depreciation, amortization, acquisition costs, gains or losses on early extinguishment of debt, other gains and losses and fair value adjustments.  EBITDA, as calculated by us, is not comparable to EBITDA reported by other REITs that do not define EBITDA exactly as we do.

(2)	Annualized Adjusted EBITDA includes the implied annualized impact of any acquisition or disposition activity during the period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See information appearing under the captions "Liquidity and Capital Resources," "Risk Management Objective of Using Derivatives" and "Cash Flow Hedges of Interest Rate Risk" in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at September 30, 2013.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2013. There were no changes in our internal control over financial reporting during the third quarter of 2013 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 1. Legal Proceedings

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

                We have announced plans to close our Jackson, Mississippi office by December 31, 2013 in order to consolidate our support functions, including accounting, tax, human resources and information technology, in Florida.  However, we may not be able to effectively consolidate our accounting and other support functions in our Florida offices and we may not achieve the level of cost savings and other benefits we expect to realize as a result of the consolidation. Although we have incurred approximately $3.6 million in transition-related charges as of September 30, 2013, we may incur additional charges that we did not anticipate.  Changes in the amount, timing and nature of the charges related to this consolidation could have a material adverse effect on our results of operations.

The number of shares of our common stock received for each share of TPGI's common stock is fixed and will not be adjusted in the event of any change in our or TPGI's share price.

Upon the consummation of the merger of TPGI with and into us, with us continuing as the surviving entity (the “Parent Merger"), each share of TPGI common stock will be converted into the right to receive 0.3822 shares of our common stock, with cash paid in lieu of any fractional shares. This exchange ratio was fixed in the merger agreement and will not be adjusted for changes in the market price of either shares of our common stock or TPGI’s common stock. Changes in the market price of shares of our common stock prior to the Parent Merger will affect the market value of the merger consideration that TPGI stockholders will receive on the closing date of the Parent Merger. Stock price changes may result from a variety of factors (many of which are beyond our control or the control of TPGI), including the following factors:

•	market reaction to the announcement of the mergers;

•	changes in our or TPGI’s respective businesses, operations, assets, liabilities and prospects;

•	changes in market assessments of the business, operations, financial position and prospects of either company or the combined corporation;

•	market assessments of the likelihood that the mergers will be completed;

•	interest rates, general market and economic conditions and other factors generally affecting the market prices of our common stock and TPGI’s common stock;

•	the actual or perceived impact of U.S. monetary policy;

•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which we and TPGI operate; and

•	other factors beyond our control or the control of TPGI, including those described or referred to elsewhere in this “Risk Factors” section.
The market price of shares of our common stock at the closing of the Parent Merger may vary from its price on the date the merger agreement was executed, on the date of the joint proxy statement/prospectus and on the dates of the our and TPGI’s special meetings. As a result, the market value of the merger consideration represented by the exchange ratio also will vary.

Therefore, while the number of shares of our common stock to be issued per share of TPGI common stock is fixed, (1) our stockholders cannot be sure of the market value of the consideration that will be paid to TPGI stockholders upon completion of the Parent Merger and (2) TPGI stockholders cannot be sure of the market value of the consideration they will receive upon completion of the Parent Merger.

The Parent Merger and related transactions are subject to approval by our and TPGI’s stockholders.

In order for the Parent Merger to be completed, both our and TPGI’s stockholders must approve the Parent Merger and the other transactions contemplated by the merger agreement. Approval of the Parent Merger requires (i) the affirmative vote of holders of a majority of the outstanding shares of our common stock; and (ii) the affirmative vote of the holders of a majority of the outstanding shares of TPGI common stock and TPGI limited voting stock, voting together as a single class.

Our and TPGI’s stockholders will be diluted by the Parent Merger.

The Parent Merger will dilute the ownership position of our stockholders and result in TPGI stockholders having an ownership stake in the combined corporation that is smaller than their current stake in TPGI. Upon completion of the Parent Merger, we estimate that our continuing equity holders will own approximately 78.7% of the issued and outstanding shares of our common stock, and former TPGI equity holders will own approximately 21.3% of the issued and outstanding shares of the our common stock. Additionally, because we are issuing shares of our limited voting stock to holders of TPGI limited voting stock in the Parent Merger, and our limited voting stock will vote in the same class as our common stock, each outstanding share of our common stock after the completion of the Parent Merger will represent a smaller percentage of the voting power of the combined corporation than if such shares of limited voting stock had not been issued in the Parent Merger. Consequently, our stockholders and TPGI’s stockholders, as a general matter, will have less influence over our management and policies after the effective time of the Parent Merger than they currently exercise over the management and policies of us and TPGI, respectively.

If the mergers do not occur, one of the companies may incur payment obligations to the other.

If the merger agreement is terminated under certain circumstances, we or TPGI may be obligated to pay the other party a termination fee of $15 million and/or up to $5 million in expense reimbursement.

If the mergers are not consummated by March 1, 2014, either Parkway or TPGI may terminate the merger agreement.

Either we or TPGI may terminate the merger agreement if the mergers have not been consummated by March 1, 2014. However, this termination right will not be available to a party if that party failed to fulfill its obligations under the merger agreement and that failure was the cause of, or resulted in, the failure to consummate the mergers.

Failure to complete the mergers could negatively affect the stock prices and the future business and financial results of both Parkway and TPGI.

If the mergers are not completed, our ongoing businesses could be adversely affected and each of us and TPGI will be subject to a variety of risks associated with the failure to complete the mergers, including the following:

•	we being required, under certain circumstances, to pay to the other party a termination fee of $15 million and/or up to $5 million in expense reimbursement;

•	incurrence of substantial costs relating to the proposed mergers, such as legal, accounting, financial advisor, filing, printing and mailing fees; and

•	diversion of management focus and resources from operational matters and other strategic opportunities while working to implement the mergers.

If the mergers are not completed, these risks could materially affect our business, financial results and stock prices.

We expect to incur substantial expenses related to the mergers.

We, after the effective time of the mergers, expect to incur substantial expenses in connection with completing the mergers and integrating the business, operations, networks, systems, technologies, policies and procedures of the two companies. We also expect to pay substantial severance payments to certain TPGI employees who will not be continuing with the combined corporation. In addition, there are a large number of systems that must be integrated, including property management, revenue management, tenant payment, lease administration, website content management, purchasing, accounting, payroll, fixed assets and financial reporting.

Although we and TPGI have assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond our and TPGI’s control that could affect the total amount or the timing of the integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction and integration expenses associated with the mergers could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the businesses following the completion of the mergers.

Following the mergers, we may be unable to integrate our and TPGI’s businesses successfully and realize the anticipated synergies and other benefits of the mergers or do so within the anticipated timeframe.

The mergers involve the combination of two companies that currently operate as independent public companies. The combined corporation is expected to benefit from the elimination of duplicative costs associated with supporting a public company platform and the leveraging of state-of-the art technology and systems. These savings are expected to be realized upon full integration, which is expected to occur within 12 months following the closing of the mergers. However, we will be required to devote significant management attention and resources to integrating our and TPGI’s business practices and operations. Potential difficulties we may encounter in the integration process include the following:

•
the inability to successfully combine our and TPGI’s businesses in a manner that permits us to achieve the cost savings anticipated to result from the mergers, which would result in the anticipated benefits of the mergers not being realized in the timeframe currently anticipated or at all;

•	the complexities associated with integrating personnel from the two companies;

•	the complexities of combining two companies with different histories, cultures, regulatory restrictions, markets and customer bases;

•	unanticipated costs of operating the former TPGI portfolio in a REIT-compliant manner;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the mergers; and

•	performance shortfalls as a result of the diversion of management’s attention caused by completing the mergers and integrating the companies’ operations.

For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of the our management, the disruption of our ongoing business or inconsistencies in the our operations, services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with tenants, vendors and employees or to achieve the anticipated benefits of the mergers, or could otherwise adversely affect our business and financial results.

Following the mergers, we may be unable to retain key employees.

Our success after the mergers will depend in part upon its ability to retain our key employees. Key employees may depart either before or after the mergers because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us following the mergers. Accordingly, no assurance can be given that we will be able to retain key employees.

The agreement to sell certain assets to Brandywine Operating Partnership, L.P. may not close, which could adversely impact our leverage and business strategy.

In the event that the mergers are consummated but our agreement with Brandywine Operating Partnership, L.P (“Brandywine") to transfer TPGI’s interest in the Commerce Square properties to Brandywine does not close immediately following the mergers, then our leverage will be higher, and the cash on hand less, than is reflected in the unaudited pro forma condensed consolidated financial information. Such an increase in leverage and decrease in cash could adversely affect our financial condition and results of operations. Furthermore, in such event, we would own a controlling interest in three large downtown Philadelphia office buildings (as opposed to one currently), which is a market that we believe is less attractive than our target markets and has less opportunity for growth. Our resulting market presence in Philadelphia may not be perceived favorably by analysts and investors, which could adversely affect the trading price of our common stock.

Our future results will suffer if we do not effectively manage our expanded operations following the mergers.

Following the mergers, we expect to continue to expand our operations through additional acquisitions of properties, some of which may involve complex challenges. Our future success will depend, in part, upon our ability to manage our expansion opportunities, which may pose substantial challenges for us to integrate new operations into its existing business in an efficient and timely manner, and upon its ability to successfully monitor its operations, costs, regulatory compliance and service quality, and to maintain other necessary internal controls. There is no assurance that our expansion or acquisition opportunities will be successful, or that we will realize its expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.

The market price of our shares of the common stock may be affected by factors different from those affecting the price of shares of our common stock or TPGI’s common stock before the mergers.

Upon completion of the Parent Merger, we estimate that our continuing equity holders will own approximately 78.7% of our issued and outstanding shares of common stock, representing 74.8% of our total voting power, and former TPGI equity holders will own approximately 21.3% of our issued and outstanding shares of common stock and all our outstanding shares of limited voting stock (collectively representing 25.2% of our total voting power).

Our results of operations, as well as the market price of our common stock after the Parent Merger, may be affected by factors in addition to those currently affecting our or TPGI’s results of operations and the market prices of our common stock and TPGI’s common stock, particularly the increase in our leverage compared to that in place today, and other differences in assets and capitalization.

Accordingly, our and TPGI’s historical market prices and financial results may not be indicative of these matters for us after the Parent Merger.

The market price of our common stock may decline as a result of the mergers.

The market price of our common stock may decline as a result of the mergers if we do not achieve the perceived benefits of the mergers or the effect of the mergers on our financial results is not consistent with the expectations of financial or industry analysts.

In addition, upon consummation of the Parent Merger, our stockholders and TPGI’s stockholders will own interests in a combined corporation operating an expanded business with a different mix of properties, risks and liabilities. Our current stockholders and TPGI’s stockholders may not wish to continue to invest in us, or for other reasons may wish to dispose of some or all of our shares of common stock. If, following the effective time of the Parent Merger, large amounts of our common stock are sold, the price of our common stock could decline.

Following the Parent Merger, we may not continue to pay dividends at or above the rate currently paid by Parkway.

Following the Parent Merger, our stockholders may not receive dividends at the same rate that they did as our or TPGI’s stockholders prior to the Parent Merger for various reasons, including the following:

•	we may not have enough cash to pay such dividends due to changes in our cash requirements, capital spending plans, cash flow or financial position;

•
decisions on whether, when and in what amounts to make any future dividends will remain at all times entirely at the discretion of our board of directors, which reserves the right to change our dividend practices at any time and for any reason; and

•
the amount of dividends that our subsidiaries may distribute to us may be subject to restrictions imposed by state law and restrictions imposed by the terms of any current or future indebtedness that these subsidiaries may incur.

Our stockholders will have no contractual or other legal right to dividends that have not been declared by the our board of directors.

We will have a significant amount of indebtedness and may need to incur more in the future.

We will have substantial indebtedness following completion of the mergers. For example, on a pro forma basis as of June 30, 2013, we would have had $1.4 billion of total outstanding indebtedness (including its pro rata share of debt of its unconsolidated subsidiaries), with net debt to total market capitalization of 45.8% based on our closing stock price of $16.76 on June 28, 2013 (by comparison, as of that date, our standalone figures were $0.8 billion and 40.7%, respectively, and for TPGI were $0.5 billion and 59.2%, respectively, based on TPGI’s closing stock price of $5.30 on June 28, 2013). In addition, in connection with executing our business strategies following the mergers, we expect to continue to evaluate the possibility of acquiring additional properties and making strategic investments, and we may elect to finance these endeavors by incurring additional indebtedness. The amount of such indebtedness could have material adverse consequences for us, including:

•	hindering our ability to adjust to changing market, industry or economic conditions;

•	limiting our ability to access the capital markets to raise additional equity or refinance maturing debt on favorable terms or to fund acquisitions or emerging businesses;

•	limiting the amount of free cash flow available for future operations, acquisitions, dividends, stock repurchases or other uses;

•	making us more vulnerable to economic or industry downturns, including interest rate increases; and

•	placing us at a competitive disadvantage compared to less leveraged competitors.

Moreover, to respond to competitive challenges, we may be required to raise substantial additional capital to execute its business strategy. Our ability to arrange additional financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. If we are able to obtain additional financing, our credit ratings could be further adversely affected, which could further raise our borrowing costs and further limit its future access to capital and its ability to satisfy its obligations under its indebtedness.

We may incur adverse tax consequences if we have failed or fail to qualify as a REIT for U.S. federal income tax purposes.

We have operated in a manner that we believe has allowed us to qualify as a REIT for U.S. federal income tax purposes under the Internal Revenue Code of 1986 (the “Code”), and intend to continue to do so through the time of the Parent Merger and thereafter. We have not requested, and do not plan to request a ruling from the IRS that we qualify as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable treasury regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership (such as we do and will continue to do after the mergers). The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the ownership of its stock and the composition of its gross income and assets. Also, a REIT must make distributions to stockholders aggregating annually at least 90% of its net taxable income, excluding any net capital gains.

If we lose our REIT status, or are determined to have lost our REIT status in a prior year, we will face serious tax consequences that would substantially reduce our cash available for distribution, including cash available to pay dividends to its stockholders, because:

•
we would be subject to U.S. federal income tax on our net income at regular corporate rates for the years we did not qualify for taxation as a REIT (and, for such years, would not be allowed a deduction for dividends paid to stockholders in computing its taxable income);

•	we could be subject to the federal alternative minimum tax and possibly increased state and local taxes for such periods;

•
unless we are entitled to relief under applicable statutory provisions, neither we nor any “successor” company could elect to be taxed as a REIT until the fifth taxable year following the year during which we were disqualified; and

•
for the ten years following re-election of REIT status, upon a taxable disposition of an asset owned as of such re-election, we would be subject to corporate level tax with respect to any built-in gain inherent in such asset at the time of re-election.

In certain circumstances, even if we qualify as a REIT, we and our subsidiaries may be subject to certain U.S. federal, state and other taxes, which would reduce our cash available for distribution to our stockholders.

Even if we have qualified and continue to qualify as a REIT, we may be subject to U.S. federal, state, or other taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. In addition, we may not be able to make sufficient distributions to avoid income and excise taxes applicable to REITs. Alternatively, we may decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, might not have any benefit from their deemed payment of such tax liability. We and our subsidiaries may also be subject to U.S. federal taxes other than U.S. federal income taxes, as well as state and local taxes (such as state and local income and property taxes), either directly or at the level of its operating partnership, or at the level of the other companies through which Parkway indirectly owns its assets. Any U.S. federal or state taxes we (or any of its subsidiaries) pay will reduce cash available for distribution by us to stockholders.

The Parent Merger may have adverse tax consequences.

The parties intend that the Parent Merger will be treated as a reorganization within the meaning of Section 368(a) of the Code, and they will receive legal opinions to that effect from their respective counsel, Hogan Lovells US LLP and Skadden, Arps, Slate, Meagher, & Flom LLP. These tax opinions represent the legal judgment of counsel rendering the opinion and are not binding on the IRS or the courts. If the Parent Merger were to fail to qualify as a reorganization, then a TPGI stockholder generally would recognize gain or loss, as applicable, equal to the difference between (i) the sum of the fair market value of the our common stock and cash in lieu of fractional shares of our common stock received by the TPGI stockholder in the Parent Merger; and (ii) the TPGI stockholder’s adjusted tax basis in its TPGI common stock. Moreover, TPGI would be treated as selling, in a taxable transaction, all of its assets to us, with the result that TPGI would generally recognize gain or loss on the deemed transfer of its assets to us and we, as its successor, could incur a significant current tax liability. The balance of this discussion assumes that the Parent Merger, as intended by the parties, will qualify as a reorganization.

As a general matter, notwithstanding that we are a REIT, if we acquire appreciated assets from a regular “C corporation” in a transaction in which the adjusted tax basis of the assets in its hands is determined by reference to the adjusted tax basis of the assets in the hands of the C corporation, we will be subject to entity-level tax on any gain recognized in connection with a disposition (such as a taxable sale) of any such assets during the 10-year period following such acquisition. In addition, in order to qualify as a REIT, we must not have, at the end of any taxable year, any earnings and profits accumulated in a non-REIT year.

Because TPGI is taxable as a regular C corporation and we will acquire its appreciated assets in a transaction in which the adjusted tax basis of the assets in our hands is determined by reference to the adjusted tax basis of the assets in the hands of TPGI prior to the Parent Merger, we will be subject to corporate income tax on the “built-in gain” with respect to TPGI’s assets at the time of the Parent Merger if we dispose of those assets in a taxable transaction within ten years following the Parent Merger. This built-in gain will be measured by the difference between the value of the TPGI assets at the time of the Parent Merger and the adjusted basis in those assets. Our ability to use historic net operating loss carryovers of TPGI (if any) to offset any built-in gain subject to this tax will be limited. This tax would not apply to non-taxable dispositions of the TPGI assets, such as “like-kind exchanges” or a tax-free merger.

Because TPGI is taxable as a regular C corporation, we would succeed to any earnings and profits accumulated by TPGI for taxable periods prior to and including the Parent Merger, referred to as “C corporation earnings and profits.” To qualify as a REIT, we cannot have any C corporation earnings and profits at the end of any taxable year. It is a condition to our obligations to close under the mergers that we receive a study, prepared by TPGI’s accountants and dated as of the closing date of the mergers, to the effect that TPGI will not have any C corporation earnings and profits at the time of the Parent Merger. This study, however, is not binding on the IRS or the courts. If we were determined to have any C corporation earnings and profits as a result of the Parent Merger, we may have to pay a special dividend and/or employ applicable deficiency dividend procedures to eliminate such earnings and profits. If we need to make a special dividend or pay a deficiency dividend and do not otherwise have cash on hand to do so, we may need to (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, or (iv) make a taxable distribution of common stock as part of a distribution in which stockholders may elect to receive common stock or cash (subject to a limit measured as a percentage of the total distribution), in order to comply with REIT requirements. These alternatives could increase our costs or reduce its equity. In addition, if we were to rely upon the remedial deficiency dividend procedures, it would be required to pay interest based on the amount of any such deficiency dividends.

Because TPGI is not currently a REIT, its income, assets, and operations, in their current form, are not necessarily consistent with the requirements applicable to REITs. We will utilize rights granted under the merger agreement to cause TPGI and its subsidiaries to restructure, prior to the mergers, their respective assets and operations, and we otherwise intend to take necessary actions following the mergers with respect to the assets and operations of TPGI to ensure that we will continue to qualify as a REIT following the mergers. To the extent that we are unable to restructure the assets and operations of TPGI and its subsidiaries in a REIT-compliant manner, we may be required to hold assets or conduct operations through a taxable REIT subsidiary, or possibly to dispose of such assets at a time or in a manner that may not be favorable to Parkway. A taxable REIT subsidiary is subject to regular corporate income tax on its net income. Moreover, if we were to fail to otherwise identify and restructure in a timely manner assets or operations of TPGI that are inconsistent with our status as a REIT, it may cause us to fail to satisfy one or more of the requirements applicable to REITs. In that case, unless we were to qualify for certain remedial provisions, we could fail to qualify as a REIT.

In addition to the foregoing, as a result of the Parent Merger, we will inherit any liability with respect to unpaid taxes of TPGI for any periods prior to the Parent Merger.

Increase in our authorized share capital may have anti-takeover effects

The increase in our authorized number of shares of capital stock could have possible anti-takeover effects. These authorized but unissued shares could (within the limits imposed by applicable law and New York Stock Exchange rules) be issued in one or more transactions that could make a change of control of us more difficult, and therefore more unlikely. The additional authorized shares could be used to discourage persons from attempting to gain control of us by diluting the voting power of shares then outstanding or increasing the voting power of persons who would support our Board in a potential takeover situation, including by preventing or delaying a proposed business combination that is opposed by our Board although perceived to be desirable by some stockholders.

For a discussion of other potential risks and uncertainties, please refer to Item 1A - Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On August, 22, 2013, a subsidiary of the Company purchased a parcel of land from CYP4 Owner LLC, a Delaware limited liability company (the “Seller”), for a purchase price of $2.9 million. The Seller was partially and indirectly owned by certain officers of the Company, including Mr. Heistand, the Company's President and Chief Executive Officer, ACP-Laurich Partnership, Ltd. (“ACP”), of which Mr. Heistand is the indirect owner, and Henry F. Pratt III, the Company's Executive Vice President of Asset Management and Third-Party Services. As partial consideration for this purchase, the Company issued (i) 11,966 shares of common stock to Mr. Heistand, (ii) 29,916 shares of common stock to ACP, and (iii) 5,983 shares of common stock to Mr. Pratt. The common stock was issued in transactions that were not registered under the Securities Act of 1933, as amended (the "Act"), in reliance on Section 4(a)(2) of the Act.

On September 25, 2013, we issued 7,512 shares of common stock to TPG VI Management, LLC as payment of a monitoring fee pursuant to the Management Services Agreement dated June 5, 2012, which we entered into in connection with the 2012 investment transaction with TPG IV Pantera Holdings, L.P.  The common stock was issued in a transaction that was not registered under the Act, in reliance on Section 4(a)(2) of the Act.

The following table shows the total number of shares of common stock that we acquired during the three months ended September 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs
7/01/13 to 7/31/13	494(1)	$16.78	$—	$—
8/01/13 to 8/31/13	—	—	—	—
9/01/13 to 9/30/13	—	—	—	—
	494	$16.78	$—	$—

(1) As permitted under our equity incentive plans, these shares were withheld by us to satisfy tax withholding obligations for employees in connection with the vesting of common stock.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

2.1
Agreement and Plan of Merger by and among Parkway Properties, Inc., Parkway Properties LP, PKY Masters, LP, Thomas Properties Group, Inc. and Thomas Properties Group, L.P., dated September 4, 2013 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed September 5, 2013).

10.1	Employment Agreement, dated as of July 8, 2013, by and between Parkway Properties, Inc. and James Heistand (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 12, 2013).

10.2
Third Amendment to Limited Partnership Agreement of Parkway Properties Office Fund II, L.P., dated August 8, 2013, by and among PPOF II, LLC, Parkway Properties LP and Teacher Retirement System of Texas.

10.3
Loan Agreement by and between Parkway Properties, LP and Thomas Properties Group, L.P., dated September 4, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 5, 2013).

10.4
Amendment No. 2 to Stockholders Agreement by and between Parkway Properties, Inc. and TPG VI Pantera Holdings, L.P., dated September 4, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed September 5, 2013).

10.5
Fourth Amendment to Amended and Restated Credit Agreement by and among Parkway Properties LP, Parkway Properties, Inc., Wells Fargo Bank, National Association as Administrative Agent and the lenders party thereto, dated September 30, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 4, 2013).

10.6
Second Amendment to Term Loan Agreement by and among Parkway Properties LP, Parkway Properties, Inc., KeyBank National Association as Administrative Agent and the lenders party thereto, dated September 30, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed October 4, 2013).

10.7
First Amendment to Term Loan Agreement by and among Parkway Properties LP, Parkway Properties, Inc. and Wells Fargo Bank, National Association as Administrative Agent and lender, dated September 30, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed October 4, 2013).

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

99.1
Voting Agreement by and among TPG VI Pantera Holdings, L.P., Thomas Properties Group, Inc., and Thomas Properties Group, L.P., dated September 4, 2013 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on September 5, 2013).

99.2
Voting Agreement by and among certain stockholders of Thomas Properties Group, Inc. and Parkway Properties, Inc., dated September 4, 2013 (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on September 5, 2013).

101
The following materials from Parkway Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations and comprehensive income, (iii) consolidated statement of changes in equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.**

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 8, 2013
  PARKWAY PROPERTIES, INC.

  BY: /s/ Scott E. Francis

Scott E. Francis
  Senior Vice President and
  Chief Accounting Officer