Form 10-K
period 2013-12-31
PARKWAY PROPERTIES INC
filed 2014-03-03
CIK 729237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
Commission file number 1-11533

Parkway Properties, Inc.
(Exact name of registrant as specified in its charter)

Maryland	74-2123597
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

Bank of America Center
390 North Orange Avenue, Suite 2400
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
 ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, at June 28, 2013 was $1.1 billion.

There were 99,055,960 shares of common stock and 4,213,104 shares of limited voting stock outstanding at February 24, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III.

PARKWAY PROPERTIES, INC.

Forward-Looking Statements
Certain sections of this Annual Report on Form 10-K contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). Examples of forward-looking statements include projected capital resources, projected profitability and portfolio performance, estimates of market rental rates, projected capital improvements, expected sources of financing, expectations as to the timing of closing of acquisitions, dispositions or other transactions, the expected operating performance of anticipated near-term acquisitions and descriptions relating to these expectations, including without limitation, the anticipated net operating income yield.  We caution investors that any forward-looking statements presented in this Annual Report on Form 10-K are based on management's beliefs and assumptions made by, and information currently available to, management. When used, the words "anticipate," "believe," "expect," "intend," "may," "might," "plan," "estimate," "project," "should," "will," "result" and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions.
Forward-looking statements involve risks and uncertainties (some of which are beyond our control) and are subject to change based upon various factors, including but not limited to the following risks and uncertainties:

•	changes in the real estate industry and in performance of the financial markets;

•	competition in the leasing market;

•	the demand for and market acceptance of our properties for rental purposes;

•	oversupply of office properties in our geographic markets;

•	the amount and growth of our expenses;

•	customer financial difficulties and general economic conditions, including increasing interest rates, as well as economic conditions in our geographic markets;

•	defaults or non-renewal of leases;

•	risks associated with joint venture partners;

•	the risks associated with the ownership of real property, including risks related to natural disasters;

•	risks associated with property acquisitions, including the recent merger with Thomas Properties Group, Inc.;

•	the failure to acquire or sell properties as and when anticipated;

•	illiquidity of real estate;

•	derivation of a significant portion of our revenue from a small number of assets;

•	termination or non-renewal of property management contracts;

•	the bankruptcy or insolvency of companies for which we provide property management services or the sale of these properties;

•	the outcome of claims and litigation involving or affecting us;

•	the ability to satisfy conditions necessary to close pending transactions;

•	compliance with environmental and other regulations, including real estate and zoning laws;

•	our inability to obtain financing;

•	our inability to use net operating loss carryforwards; and

•	our failure to maintain our status as real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code.

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

PART I
ITEM I. Business

As used herein, the terms "we," "us," "our," "Parkway" and the "Company" refer to Parkway Properties, Inc., a Maryland corporation, individually or together with its subsidiaries, including Parkway Properties LP, a Delaware limited partnership, and our predecessors.  The term "operating partnership" refers to Parkway Properties LP, individually or together with its subsidiaries.

Overview

We are a fully integrated, self-administered and self-managed real estate investment trust ("REIT") specializing in the acquisition, ownership and management of quality office properties in high-growth submarkets in the Sunbelt region of the United States.  We owned or had an interest in 50 office properties located in eight states with an aggregate of approximately 17.6 million square feet of leasable space at January 1, 2014.  "Part I. Item 2. Properties – Office Buildings" includes a complete listing of properties by market.  We offer fee-based real estate services through wholly owned subsidiaries, which in total managed and/or leased approximately 12.2 million square feet for third-party property owners at January 1, 2014. Unless otherwise indicated, all references to square feet represent net rentable area.

Administration

We were formed as a corporation under the laws of the State of Maryland in 1996 and elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 1997. We generally perform commercial real estate leasing, management and acquisition services on an in-house basis.  As of December 31, 2013, we had 326 employees.  Our principal executive office is located at 390 North Orange Avenue, Suite 2400, Orlando, FL 32801 and our telephone number is (407) 650-0593.  In addition, we have a regional office in Jacksonville, FL.

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

Recent Significant Activity

On December 19, 2013, we completed the merger transactions contemplated by the agreement and plan of merger, dated as of September 4, 2013 (the "Merger Agreement"), by and among us, Parkway Properties LP ("Parkway LP"), PKY Masters, LP, a wholly owned subsidiary of Parkway LP ("Merger Sub"), Thomas Properties Group, Inc. ("TPGI") and Thomas Properties Group, L.P. ("TPG LP").

Pursuant to the Merger Agreement, TPGI merged with and into Parkway Properties, Inc., with Parkway Properties, Inc. continuing as the surviving corporation (the "Parent Merger"), and TPG LP merged with and into Merger Sub, with TPG LP continuing as the surviving entity and an indirect wholly owned subsidiary of Parkway LP (the "Partnership Merger" and, together with the Parent Merger, the "Mergers"). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Parent Merger, each outstanding share of common stock, par value $.01 per share, of TPGI ("TPGI Common Stock") was converted into the right to receive 0.3822 (the "Exchange Ratio") shares of our common stock, par value $.001 per share ("common stock"), with cash paid in lieu of fractional shares, and each share of TPGI limited voting stock, par value $.01 per share ("TPGI Limited Voting Stock"), was converted into the right to receive a number of shares of newly created limited voting stock, par value $.001 per share ("limited voting stock"), equal to the Exchange Ratio. At the effective time of the Partnership Merger, which occurred immediately prior to the Parent Merger, each outstanding limited partnership interest in TPG LP ("TPG LP Units"), including long-term incentive units, was converted into the right to receive a number of limited partnership units in Parkway LP (the "Parkway LP Units") equal to the Exchange Ratio. We issued 17,820,972 shares of our common stock and 4,451,461 shares of our limited voting stock as consideration in the Parent Merger and Parkway LP issued 4,451,461 Parkway LP Units in the Partnership Merger. On December 19, 2013, the last reported sales price per share of our common stock on the New York Stock Exchange was $18.05.

In connection with the Mergers, we acquired TPGI's ownership interest in two wholly owned office properties in Houston, Texas and five office properties in Austin, Texas through an indirect interest in TPG/CalSTRS Austin, LLC (the "Austin joint venture"), a joint venture with the California State Teachers' Retirement System ("CalSTRS"). See "Note 4 - Investments in Unconsolidated Joint Ventures" and mortgage notes payable discussed in "Note 8 - Capital and Financing Transactions" of our consolidated financial statements. In addition, in connection with the Mergers, we acquired a parcel of undeveloped land in Houston, Texas and a 73% interest in a 302-unit residential condominium tower in Philadelphia, Pennsylvania.

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

Parkway Properties Office Fund II, L.P.

At December 31, 2013, we had one partnership structured as a discretionary fund.  Parkway Properties Office Fund II, L.P. ("Fund II"), a $750.0 million discretionary fund, was formed on May 14, 2008 and was fully invested at February 10, 2012. Fund II was structured with the Teacher Retirement System of Texas ("TRST") as a 70% investor and our operating partnership as a 30% investor, with an original target capital structure of approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt.  Fund II currently owns seven properties totaling 2.5 million square feet in Atlanta, Georgia; Phoenix, Arizona; Jacksonville, Florida; and Philadelphia, Pennsylvania. In August 2012, Fund II increased its investment capacity by $20.0 million to purchase Hayden Ferry Lakeside III, IV and V, a 2,500 space parking garage, a 21,000 square foot office property and a vacant parcel of land available for development, all adjacent to our Hayden Ferry Lakeside I and Hayden Ferry Lakeside II office properties in Phoenix. In August 2013, Fund II expanded its investment guidelines solely for the purpose of authorizing the purchase of a parcel of land available for development in Tempe, Arizona.

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

Joint Ventures

In addition to the 43 office properties included in our consolidated financial statements, we were also invested in three unconsolidated joint ventures with unrelated investors as of December 31, 2013.

On June 3, 2013, we purchased an approximate 75% interest in the US Airways Building, a 225,000 square foot office property located in the Tempe submarket of Phoenix, Arizona, for a purchase price of $41.8 million. At closing, a subsidiary of ours issued a $3.5 million mortgage loan to an affiliate of US Airways, which is secured by the building. The mortgage loan carries a fixed interest rate of 3.0% and matures in December 2016. This nine-story Class A office building is adjacent to our Hayden Ferry Lakeside and Tempe Gateway assets and shares a parking garage with our Tempe Gateway asset. The property is the headquarters for US Airways, which has leased 100% of the building through April 2024. US Airways has a termination option on December 31, 2016 or December 31, 2021 with 12 months prior notice. US Airways is also the owner of the remaining approximate 25% interest in the building.

On November 5, 2013, we and our joint venture partner foreclosed and took ownership of 7000 Central Park, a 415,000 square foot office building located in the Central Perimeter of Atlanta, Georgia. We previously acquired a 40% common equity interest in a mortgage note secured by the asset for approximately $45.0 million, comprised of an investment of approximately $37.0 million for a preferred equity interest in the joint venture that acquired the note and an investment of approximately $8.0 million for a 40% common equity interest. On December 13, 2013, we and our joint venture partner placed secured financing on the asset in the amount of $30.0 million, the net proceeds of which were used to repay a portion of our initial preferred equity investment, reducing the preferred equity interest to approximately $7.6 million.

On December 19, 2013, as described above, we acquired TPGI's interest in the Austin joint venture as part of the Mergers. As of December 31, 2013, we and Madison International Realty, a New York based private equity firm ("Madison") owned a 50% interest in the joint venture with CalSTRS. The Austin joint venture owns the following properties: San Jacinto Center; Frost Bank Tower; One Congress Plaza; One American Center; and 300 West 6th Street. On January 24, 2014, pursuant to a put right held by Madison, we purchased Madison’s approximately 17% interest in the Austin joint venture for a purchase price of approximately $41.5 million. On February 10, 2014, CalSTRS exercised an option to purchase 60% of Madison's former interest on the same terms that we acquired the interest from Madison for approximately $24.9 million. After giving effect to these transactions, we have a 40% interest in the Austin joint venture and the Austin properties, with CalSTRS owning the remaining 60%.

Third-Party Management

We benefit from a fully integrated management infrastructure, provided by certain of our wholly owned subsidiaries (collectively, our "management companies").  As of January 1, 2014, our management companies managed and/or leased properties containing an aggregate of approximately 29.8 million net rentable square feet, of which approximately 17.6 million net rentable square feet related to properties owned fully or partially by us and approximately 12.2 million net rentable square feet related to properties owned by third parties.

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

We may, in appropriate circumstances, acquire one or more properties in exchange for our equity securities.  We have no set policy as to the amount or percentage of our assets that may be invested in any specific property.  Rather than a specific policy, we evaluate each property in terms of whether and the extent to which the property meets our investment criteria and strategic objectives. The strategies and policies set forth above were determined and are subject to review by our Board of Directors, which may change such strategies or policies based upon their evaluation of the state of the real estate market, the performance of our assets, capital and credit market conditions, and other relevant factors.

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

Segment Reporting

Our primary business is the ownership and operation of office properties. We account for each office property or groups of related office properties as an individual operating segment.  We have aggregated our individual operating segments into a single reporting segment due to the fact that the individual operating segments have similar operating and economic characteristics, such as being leased by the square foot, sharing the same primary operating expenses and ancillary revenue opportunities and being cyclical in economic performance based on current supply and demand conditions.  The individual operating segments are also similar in that revenues are derived from the leasing of office space to customers and each office property is managed and operated consistently in accordance with our standard operating procedures.  The range and type of customer uses of our properties is similar throughout our portfolio regardless of location or class of building and the needs and priorities of our customers do not vary widely from building to building.  Therefore, our management responsibilities do not vary widely from location to location based on the size of the building, geographic location or class.

Regulation/Environmental

We believe that our properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. We are not aware of any environmental condition that we believe would have a material adverse effect on our capital expenditures, earnings or competitive position (before consideration of any potential insurance coverage). Nevertheless, it is possible that there are material environmental conditions and liabilities of which we are unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations or future interpretations of existing requirements will not impose any material environmental liability or (ii) the current environmental condition of our properties has not been or will not be affected by customers and occupants of our properties, by the condition of properties in the vicinity of our properties or by third parties.

Insurance

We, or in certain instances, customers at our properties, carry comprehensive commercial general liability, fire, extended coverage, business interruption, rental loss coverage and umbrella liability coverage on all of our properties and wind, flood and hurricane coverage on properties in areas where we believe such coverage is warranted, in each case with limits of liability that we deem adequate.  Similarly, we are insured against the risk of direct physical damage in amounts we believe to be adequate to reimburse us, on a replacement basis, for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period. We believe that our insurance coverage contains policy specifications and insured limits that are customary for similar properties, business activities and markets, and we believe our properties are adequately insured.  We do not carry insurance for generally uninsured losses, including, but not limited to, losses caused by riots, war or acts of God. In the opinion of our management, our properties are adequately insured.

Competition

We compete with a considerable number of other real estate companies, financial institutions, pension funds, private partnerships, individual investors and others when attempting to acquire and lease office space in the markets in which we own properties.  Principal factors of competition in our business are the quality of properties (including the design and condition of improvements), leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the quality and breadth of customer services provided and reputation as an owner and operator of quality office properties in the relevant market.  Our ability to compete also depends on, among other factors, trends in the national and local economies, financial condition and operating results of current and prospective customers, availability and cost of capital, taxes and governmental regulations and legislation.

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

Since January 1, 2013, we have acquired three wholly owned office properties, TRST's interest in four properties, two parcels of land available for development, investments in three unconsolidated joint ventures, and two office properties in connection with the Mergers, totaling over 8.1 million square feet of office space, increasing the total square footage of our portfolio by approximately 48%, net of dispositions.  In addition, we intend to continue to pursue the acquisition of properties and portfolios of properties, including large portfolios that could further increase our size and result in further alterations to our capital structure.

Our acquisition activities and their success are subject to the following risks:

•
acquisition agreements contain conditions to closing, which may include completion of due diligence investigations to our satisfaction or other conditions that are not within our control, which may not be satisfied;

•	we may be unable to finance acquisitions on favorable terms or at all;

•	acquired properties may fail to perform as expected;

•	the actual costs of repositioning acquired properties may be higher than our estimates;

•	we may not be able to obtain adequate insurance coverage for new properties;

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

As of December 31, 2013, TPG VI Pantera Holdings, L.P. ("TPG Pantera") and TPG VI Management, LLC, an affiliate of TPG Pantera (collectively, the "TPG Entities"), owned approximately 27% of our issued and outstanding common stock, and 26% of our issued and outstanding common stock and limited voting stock. As a result, TPG Pantera is our largest single stockholder, while no other stockholder is permitted to own more than 9.8% of our common stock, except as approved by our board of directors pursuant to the terms of our charter. In addition, so long as TPG Pantera owns at least 10% of our issued and outstanding common stock, TPG Pantera has a pre-emptive right to participate in our future equity issuances, subject to certain conditions. This concentration of ownership in one stockholder could potentially be disadvantageous to other stockholders' interests. In addition, if TPG Pantera were to sell or otherwise transfer all or a large percentage of its holdings, our stock price could decline and we could find it difficult to raise capital, if needed, through the sale of additional equity securities.

The interests of the TPG Entities may differ from the interests of our other stockholders in material respects. For example, the TPG Entities may have an interest in directly or indirectly pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their other equity investments, even though such transactions might involve risks to us. The TPG Entities are in the business of making or advising on investments in companies and may from time to time in the future acquire interests in, or provide advice to, businesses that directly or indirectly compete with certain portions of our business. They may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

Our stockholders agreement with the TPG Entities grants TPG Pantera certain rights that may restrain our ability to take various actions in the future.

In connection with TPG Pantera's May 2012 investment in us, we entered into a stockholders agreement with the TPG Entities, pursuant to which we granted TPG Pantera certain rights that may restrain our ability to take various actions in the future. Under the stockholders agreement, as amended, we have agreed to maintain a ten member board of directors, and TPG Pantera will have the right to nominate a specified number of directors to the board and to have a specified number of such directors appointed to each committee of the board of directors for so long as TPG Pantera's ownership percentage of our common stock is equal to or greater than 5%. TPG Pantera will be entitled to nominate to the board (i) four directors if TPG Pantera's ownership percentage of our common stock is at least 21% and it continues to own at least 90% of the shares of our common stock that it owned as of the completion of our underwritten public offering in December 2012 (the "2012 offering"), which is approximately 21.2 million shares, (ii) three directors if TPG Pantera's ownership percentage is at least 17.5% but less than 21% and it continues to own at least 70% of the shares of our common stock that it owned as of the completion of the 2012 offering, which is approximately 16.5 million shares, (iii) two directors if TPG Pantera's ownership percentage is at least 13% but less than 17.5%, and (iv) one director if TPG Pantera's ownership percentage is at least 5% but less than 13%. In addition, we have agreed to constitute each of our board committees as a four member committee and (i) for so long as TPG Pantera's ownership percentage of our common stock is equal to or greater than 20%, TPG Pantera has the right to have two of its nominated directors appointed to each committee of the board, and (ii) for so long as TPG Pantera's ownership percentage is equal to or greater than 5% but less than 20%, TPG Pantera will have the right to have one of its nominated directors appointed to each committee of the board.

Pursuant to the terms of the stockholders agreement, TPG Pantera also will have the right to consent to certain actions related to our corporate existence and governance, including any change in the rights and responsibilities of either the investment committee of the board or the compensation committee of the board, for so long as TPG Pantera's ownership percentage of our common stock is equal to or greater than 20%, other than in connection with any change in control.

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

Our performance is subject to risks inherent in owning real estate investments.

We are generally subject to risks incidental to the ownership of real estate. These risks include:

•	changes in supply of or demand for office properties or customers for such properties in areas in which we own buildings;

•	the ongoing need for capital improvements;

•	increased operating costs, which may not necessarily be offset by increased rents, including insurance premiums, utilities and real estate taxes, due to inflation and other factors;

•	changes in tax, real estate and zoning laws;

•	changes in governmental rules and fiscal policies;

•	inability of customers to pay rent;

•
competition from the development of new office space in the markets in which we own property and the quality of competition, such as the attractiveness of our properties as compared to our competitors' properties based on considerations such as convenience of location, rental rates, amenities and safety record; and

•	civil unrest, acts of war, acts of God, including earthquakes, hurricanes and other natural disasters (which may result in uninsured losses), and other factors beyond our control.

Should any of these events occur, our financial condition and results of operations could be adversely affected.

Our business could be adversely affected by security breaches through cyber attacks, cyber intrusions or otherwise.

We face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our information technology networks and related systems. These risks include operational interruption, private data exposure and damage to our relationship with our customers, among others. Although we make efforts to maintain the security and integrity of our information technology networks and related systems and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that these activities will be effective. A security breach involving our networks and related systems could disrupt our operations in numerous ways that could ultimately have an adverse effect on our financial condition and results of operations.

The conditions of our primary markets affect our operations.

Substantially all of our properties are located in the Southeastern and Southwestern United States and, therefore, our financial condition and ability to make distributions to our stockholders is linked to economic conditions in these markets as well as the market for office space generally in these markets. An economic downturn in these markets, particularly increases in unemployment, may adversely affect our financial condition and results of operations.

Additionally, the geographic concentration of our exposure makes us particularly susceptible to adverse weather conditions that threaten southern and coastal states, such as hurricanes and flooding. Although we anticipate and plan for losses, even a single catastrophe or destructive weather event may have a significant negative effect on our financial condition and results of operations because of the concentration of our properties.

If recent adverse global market and economic conditions worsen or do not fully recover, our business, financial condition and results of operations could be adversely affected.

In the United States, market and economic conditions continue to be challenging with tighter credit conditions and modest growth. Although the U.S. economy has emerged from the recent recession and economic data reflects a stabilization of the economy and credit markets, the cost and availability of credit and the commercial real estate market generally may be adversely affected by persistent high levels of unemployment, insufficient consumer demand or confidence, the impacts of changes in the U.S. federal budgetary process, changes in regulatory environments and other macro-economic factors. If current economic conditions deteriorate, business layoffs, downsizing, industry slowdowns and other similar factors that affect our customers could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio. The timing of changes in occupancy levels tends to lag the timing of changes in overall economic activity and employment levels. Additionally, deteriorating economic conditions could have an impact on our lenders or customers, causing them to fail to meet their obligations to us. No assurances can be given that the current economic conditions will continue to improve, and if the economic recovery slows or stalls, our ability to lease our properties and increase or maintain rental rates may be effected, which would have a material adverse effect on our business, financial condition and results of operations.

We face considerable competition in the leasing market and may be unable to renew existing leases or re-let space on terms similar to our existing leases, or we may expend significant capital in our efforts to re-let space, which may adversely affect our financial condition and results of operations.

Each year, we compete with a number of other owners and operators of office properties to renew leases with our existing customers and to attract new customers. To the extent that we are able to renew leases that are scheduled to expire in the short-term or re-let such space to new customers, heightened competition resulting from adverse market conditions may require us to utilize rent concessions and tenant improvements to a greater extent than we historically have. In addition, the economic downturn of the last several years has led to increased competition for credit worthy customers and we may have difficulty competing with competitors who have purchased properties at depressed prices because our competitor's lower cost basis in their properties may allow them to offer space at reduced rental rates.

If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our customers, we may lose potential customers, and we may be pressured to reduce our rental rates below those we currently charge in order to retain customers upon expiration of their existing leases. Even if our customers renew their leases or we are able to re-let the space, the terms and other costs of renewal or re-letting, including the cost of required renovations, increased tenant improvement allowances, leasing commissions, declining rental rates, and other potential concessions, may be less favorable than the terms of our current leases and could require significant capital expenditures. If we are unable to renew leases or re-let space in a reasonable time, or if rental rates decline or tenant improvement, leasing commissions, or other costs increase, our financial condition and results of operations could be adversely affected.

An oversupply of space in our markets would typically cause rental rates and occupancies to decline, making it more difficult for us to lease space at attractive rental rates, if at all.

Undeveloped land in many of the markets in which we operate is generally more readily available and less expensive than in higher barrier-to-entry markets such as New York, New York; Chicago, Illinois; Boston, Massachusetts; and San Francisco and Los Angeles, California. As a result, even during times of positive economic growth, our competitors could construct new buildings that would compete with our properties. Any such oversupply could result in lower occupancy and rental rates in our portfolio, which would have a negative impact on our results of operations.

Customer defaults could adversely affect our operations.

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

Some of our leases provide customers with the right to terminate their leases early, which could have an adverse effect on our cash flow and results of operations.

Certain of our leases permit our customers to terminate their leases as to all or a portion of the leased premises prior to their stated lease expiration dates under certain circumstances, such as providing notice by a certain date and, in most cases, paying a termination fee. To the extent that our customers exercise early termination rights, our cash flow and earnings will be adversely affected, and we can provide no assurances that we will be able to generate an equivalent amount of net effective rent by leasing the vacated space to new third party customers.

Our expenses may remain constant or increase, even if our revenues decrease, causing our results of operations to be adversely affected.

Costs associated with our business, such as mortgage payments, real estate taxes, insurance premiums and maintenance costs, are relatively inflexible and generally do not decrease, and may increase, when a property is not fully occupied, rental rates decrease, a customer fails to pay rent or other circumstances cause a reduction in property revenues. As a result, if revenues drop, we may not be able to reduce our expenses accordingly, which would adversely affect our results of operations.

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

We own certain properties which represent a significant portion of our revenue. One property accounts for a significant portion of our assets, and, in the future, certain other properties may represent a significant portion of our revenues and assets.

As of December 31, 2013, one of our properties, Hearst Tower, accounted for approximately 10.2% of our portfolio's annualized base rent and another of our properties, CityWestPlace , accounts for approximately 13.4% of our assets on a consolidated basis. No other property accounted for more than 10% of our portfolio's annualized base rent or assets as of December 31, 2013. In the future, CityWestPlace and San Felipe Plaza, two wholly owned office properties in Houston, Texas acquired pursuant to the Mergers, may each account for a significant portion of our revenues. Our revenue and cash available for distribution to our stockholders would be materially and adversely affected if any of these properties were materially damaged or destroyed. Additionally, our revenue and cash available for distribution to our stockholders would be materially adversely affected if tenants at any of these properties experienced a downturn in their business, which could weaken their financial condition and result in their failure to make timely rental payments, defaulting under their leases or filing for bankruptcy.

Our joint venture investments could be adversely affected by the capital markets, our lack of sole decision-making authority, our reliance on joint venture partner's financial condition and any disputes that may arise between us and our joint venture partners.

We have in the past co-invested, and may in the future co-invest, with third parties through partnerships, joint ventures or other structures, acquiring non-controlling interests in, or sharing responsibility for managing the affairs of, a property, partnership, co-tenancy or other entity. Therefore, we may not be in a position to exercise sole decision-making authority regarding the properties owned through joint ventures. In addition, investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including potential deadlocks in making major decisions, restrictions on our ability to exit the joint venture, reliance on our joint venture partners and the possibility that joint venture partners might become bankrupt or fail to fund their share of required capital contributions, thus exposing us to liabilities in excess of our share of the investment. The funding of our capital contributions may be dependent on proceeds from asset sales, credit facility advances and/

or sales of equity securities. Joint venture partners may have business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. We may in specific circumstances be liable for the actions of our joint venture partners. In addition, any disputes that may arise between us and joint venture partners may result in litigation or arbitration that would increase our expenses.

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

Our third party management and leasing agreements are subject to the risk of possible termination under certain circumstances, including our failure to perform as required under these agreements and to the risk of non-renewal by the property owner upon expiration or renewal on terms less favorable to us than the current terms. Many of the management and leasing agreements that expire or are contractually terminable prior to December 31, 2014 will automatically renew if written notice is not received by us prior to the termination date. If management and leasing agreements are terminated, or are not renewed upon expiration, our expected revenues will decrease and our financial condition and results of operations could be adversely affected.

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

We, or in certain instances, customers at our properties, carry comprehensive commercial general liability, fire, extended coverage, business interruption, rental loss coverage and umbrella liability coverage on all of our properties and wind, flood and hurricane coverage on properties in areas where we believe such coverage is warranted, in each case with limits of liability that we deem adequate. Similarly, we are insured against the risk of direct physical damage in amounts we believe to be adequate to reimburse us, on a replacement basis, for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period. We believe that our insurance coverage contains policy specifications and insured limits that are customary for similar properties, business activities and markets, and we believe our properties are adequately insured. We do not carry insurance for generally uninsured losses, including, but not limited to losses caused by riots, war or acts of God. In the event of substantial property loss, the insurance coverage may not be sufficient to pay the full current market value or current replacement cost of the property. In the event of an uninsured loss, we could lose some or all of our capital investment, cash flow and anticipated profits related to one or more properties. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it not feasible to use insurance proceeds to replace a property after it has been damaged or destroyed. Under such circumstances, the insurance proceeds we receive might not be adequate to restore our economic position with respect to such property.

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

Our continued success depends to a significant degree upon the continued contributions of certain key personnel including, but not limited to, James R. Heistand, our President and Chief Executive Officer, who would be difficult to replace. Although we entered into an employment agreement with Mr. Heistand in July 2013 that provides for a three-year term, we cannot provide any assurance that he will remain employed by us. Our ability to retain Mr. Heistand, or to attract a suitable replacement should he leave, is dependent on the competitive nature of the employment market. The loss of services of Mr. Heistand could adversely affect our results of operations and slow our future growth.

We may be unable to effectively consolidate our accounting and other support functions and may incur additional unanticipated charges.

On December 31, 2013 we closed our Jackson, Mississippi office in order to consolidate our support functions, including accounting, tax, human resources and information technology, in Florida.  However, we may not be able to effectively consolidate our accounting and other support functions in our Florida offices and we may not achieve the level of cost savings and other benefits we expect to realize as a result of the consolidation. Changes in the amount, timing and nature of the charges related to this consolidation could have a material adverse effect on our results of operations.

We have a significant amount of indebtedness and may need to incur more in the future.

We have substantial indebtedness related to the completion of the Mergers. As of December 31, 2013, we had approximately $1.4 billion of total outstanding indebtedness (including our pro rata share of debt of our unconsolidated subsidiaries). In addition, in connection with executing our business strategies going forward, we expect to continue to evaluate the possibility of acquiring additional properties and making strategic investments, and we may elect to finance these endeavors by incurring additional indebtedness. The amount of such indebtedness could have material adverse consequences for us, including:

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

Moreover, to respond to competitive challenges, we may be required to raise substantial additional capital to execute our business strategy. Our ability to arrange additional financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. If we are able to obtain additional financing, our credit ratings could be further adversely affected, which could further raise our borrowing costs and further limit its future access to capital and its ability to satisfy its obligations under its indebtedness.

We have existing debt and refinancing risks that could affect our cost of operations.

We currently have both fixed and variable rate indebtedness and may incur additional indebtedness in the future, including borrowings under our credit facilities, to finance possible acquisitions and for general corporate purposes. As a result, we are and expect to be subject to the risks normally associated with debt financing including:

•	that interest rates may rise;

•	that our cash flow will be insufficient to make required payments of principal and interest;

•	that we will be unable to refinance some or all of our debt;

•	that any refinancing will not be on terms as favorable as those of our existing debt;

•	that required payments on mortgages and on our other debt are not reduced if the economic performance of any property declines;

•	that debt service obligations will reduce funds available for distribution to our stockholders;

•	that any default on our debt, due to noncompliance with financial covenants or otherwise, could result in acceleration of those obligations;

•	that we may be unable to refinance or repay the debt as it becomes due; and

•	that if our degree of leverage is viewed unfavorably by lenders or potential joint venture partners, it could affect our ability to obtain additional financing.

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

The sale of a property subject to a mortgage loan may trigger pre-payment penalties, yield maintenance payments or make-whole payments to the lender, which would reduce the amount of gain or increase our loss on the sale of a property and could make the sale of a property less likely. Certain of our mortgage loans will have significant outstanding principal balances on their maturity dates, commonly known as "balloon payments." There is no assurance that we will be able to refinance such balloon payments on the maturity of the loans, which may force disposition of properties on disadvantageous terms or require replacement with debt with higher interest rates, either of which would have an adverse impact on our financial condition and results of operations. Additionally, at the time a loan matures, the property may be worth less than the loan amount and, as a result, we may determine not to refinance the loan and permit foreclosure, generating a loss.

Financial covenants could adversely affect our ability to conduct our business.

Our senior unsecured revolving credit facility and unsecured term loans contain restrictions on the amount of debt we may incur and other restrictions and requirements on our operations. These restrictions, as well as any additional restrictions to which we may become subject in connection with additional financings or refinancings, could restrict our ability to pursue business initiatives, effect certain transactions or make other changes to our business that may otherwise be beneficial to us, which could adversely affect our results of operations. In addition, violations of these covenants could cause declaration of defaults under and acceleration of any related indebtedness, which would result in adverse consequences to our financial condition. Our senior unsecured revolving credit facility and unsecured term loans also contain cross-default provisions that give the lenders the right to declare a default if we are in default under other loans in excess of certain amounts. In the event of a default, we may be required to repay such debt with capital from other sources, which may not be available to us on attractive terms, or at all, which would have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2013, we had net operating losses, or NOLs, of approximately $166.4 million for U.S. federal income tax purposes (not including NOLs of TPGI to which we succeeded as a result of the Parent Merger). These NOLs will expire at various times between 2018 and 2032. We have undergone an ownership change for purposes of Section 382 of the Code. An ownership change is, as a general matter, triggered by sales or acquisitions of our stock in excess of 50% on a cumulative basis during a three-year period by persons owning five percent or more of our total equity value. As a result of this ownership change, and subject to certain exceptions, we generally may utilize only approximately $3.1 million of our NOLs carryforwards derived prior to the ownership change to reduce our REIT taxable income (and therefore our distribution requirement) for a given taxable year. In addition, if we experience an additional ownership change during any subsequent three-year period, our future ability to utilize our NOLs may become further limited.

In addition, our ability to use NOLs of TPGI to which we succeeded as a result of the Parent Merger is limited.

Risks Related to Our Status as a REIT

Loss of our tax status as a real estate investment trust would have significant adverse consequences to us and the value of our securities.

We believe that we qualify for taxation as a REIT for U.S. federal income tax purposes, and we plan to operate so that we can continue to meet the requirements for taxation as a REIT. To qualify as a REIT we must satisfy numerous requirements

(some on an annual and quarterly basis) established under the highly technical and complex provisions of the Internal Revenue Code ("Code") applicable to REITs, which include:

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

If we fail to qualify as a REIT, we will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. In addition, unless entitled to relief under certain statutory provisions, we will be disqualified from treatment as a REIT for the four taxable years following the year during which we failed to qualify. This treatment would reduce net earnings available for investment or distribution to stockholders because of the additional tax liability for the year or years involved. In addition, we would no longer be required to make distributions to our stockholders. To the extent that distributions to stockholders had been made based on our qualifying as a REIT, we might be required to borrow funds or to liquidate certain of our investments to pay the applicable tax. As a REIT, we have been and will continue to be subject to certain U.S. federal, state and local taxes on our income and property.

If our operating partnership failed to qualify as a partnership for U.S. federal income tax purposes, we would cease to qualify as a REIT and suffer other adverse consequences.

We believe that our operating partnership is properly treated as a partnership for U.S. federal income tax purposes. As a partnership, our operating partnership is not subject to U.S. federal income tax on its income. Instead, each of its partners, including us, is allocated, and may be required to pay tax with respect to, its share of our operating partnership's income. We cannot assure you, however, that the Internal Revenue Service, or the IRS, will not challenge the status of our operating partnership or any other subsidiary partnership in which we own an interest as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our operating partnership or any such other subsidiary partnership as an entity taxable as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of our operating partnership or any subsidiary partnerships to qualify as a partnership would cause it to become subject to federal and state corporate income tax, which could reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.

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

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income, property or net worth, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. Any of these taxes would decrease cash available for the payment of our debt obligations and distributions to stockholders. Our taxable REIT subsidiaries (each a "TRS") generally will be subject to U.S. federal corporate income tax on their net taxable income.

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

The REIT provisions of the Code limit our ability to earn additional management fee and other fee income from joint ventures and third parties. Our aggregate gross income from fees and certain other non-qualifying sources cannot exceed 5% of our annual gross income. As a result, our ability to increase the amount of fee income we earn at the REIT level is limited and, therefore, we conduct fee-generating activities through a TRS. Any fee income we earn through a TRS is subject to U.S. federal, state, and local income tax at regular corporate rates, which reduces our cash available for distribution to stockholders.

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

The maximum tax rate applicable to income from "qualified dividends" payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates and will continue to be subject to tax at rates applicable to ordinary income. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our stock.

The tax imposed on REITs engaging in "prohibited transactions" may limit our ability to engage in transactions that would be treated as sales for U.S. federal income tax purposes.

A REIT's net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of our business, unless a sale or disposition qualifies under certain statutory safe harbors, such characterization is a factual determination and no guarantee can be given that the IRS would agree with our characterization of our properties or that we will be able to make use of the otherwise available safe harbors.

There is a risk of changes in the tax law applicable to REITs.

The Internal Revenue Service, the United States Treasury Department and Congress frequently review U.S. federal income tax legislation. We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be adopted. Any legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of us and/or our investors.

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

The Maryland Business Combination Act provides that unless exempted, a Maryland corporation may not engage in business combinations, including mergers, dispositions of ten percent or more of its assets, certain issuances of shares of stock and other specified transactions, with an "interested stockholder" or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met. An interested stockholder is generally a person owning or controlling, directly or indirectly, ten percent or more of the voting power of the outstanding stock of the Maryland corporation.

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

Our charter authorizes our Board of Directors to, among other things, issue additional shares of capital stock without stockholder approval. We cannot predict whether future issuances or sales of shares of our common stock or the availability of shares for resale in the open market will decrease the per share trading price per share of our common stock. The issuance of substantial numbers of shares of our common stock in the public market, or upon exchange of common units of limited partnership interests in our operating partnership, or the perception that such issuances might occur, could adversely affect the per share trading price of our common stock. In addition, any such issuance could dilute our existing stockholders' interests in our company. The per share trading price of our common stock may decline significantly upon the sale of shares of our common stock pursuant to registration rights granted to the TPG Entities in connection with TPG Pantera's investment in us in May 2012. In particular, we have entered into a stockholders agreement with the TPG Entities pursuant to which the TPG Entities may at any time (i) make up to three demands for registration and (ii) include the common stock they hold in any registration statement we file on account of any of our other security holders. The shares of common stock that may be registered on behalf of the TPG Entities, as described above, represent approximately 27% of our issued and outstanding common stock as of December 31, 2013 and 26% of our issued and outstanding common stock and limited voting stock. As a result, a substantial number of shares may be sold pursuant to the registration rights granted to the TPG Entities. The sale of such shares by the TPG Entities, or the perception that such a sale may occur, could materially and adversely affect the per share trading price of our common stock and could dilute our existing stockholders' interests in our company.

The exchange of common units for common stock, the issuance of our common stock or common units in connection with future property, portfolio or business acquisitions and other issuances of our common stock could have an adverse effect on the per share trading price of our common stock. In addition, we may issue shares of our common stock or grant options, deferred incentive share units, restricted shares or other equity-based awards exercisable for or convertible or exchangeable into shares of our common stock under the Parkway Properties, Inc. and Parkway Properties LP 2013 Omnibus Equity Incentive Plan. Future issuances of shares of our common stock may be dilutive to existing stockholders.

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

Our ability to pay dividends on our common stock is limited by the laws of Maryland. Under applicable Maryland law, a Maryland corporation generally may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its debts as the debts become due in the usual course of business or the corporation's total assets would be less than the sum of its total liabilities plus, unless the corporation's charter permits otherwise, the amount that would be needed, if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution. Accordingly, we generally may not make a distribution on our common stock if, after giving effect to the distribution, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus, unless the terms of such class or series provide otherwise, the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of shares of any class or series of preferred stock then outstanding, if any, with preferences upon dissolution senior to those of our common stock.

We may change our dividend policy.

Future distributions will be declared and paid at the discretion of our Board of Directors and the amount and timing of distributions will depend upon cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code, and such other factors as our Board of Directors deems relevant. Our Board of Directors may change our dividend policy at any time, and there can be no assurance as to the manner in which future dividends will be paid or that the current dividend level will be maintained in future periods.

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

•	the ability of our customers to pay rent to us and meet their other obligations to us under current lease terms;

•	our ability to re-lease spaces as leases expire;

•	our ability to refinance our indebtedness as it matures;

•	any changes in our distribution policy;

•	any future issuances of equity securities;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	general market conditions and, in particular, developments related to market conditions for the real estate industry; and

•	domestic and international economic factors unrelated to our performance.

Risks Related to Our Recent Merger Transaction with TPGI.

We may be unable to integrate our and TPGI’s businesses successfully or realize the anticipated synergies and other benefits of the Mergers or do so within the anticipated timeframe.

We expect to benefit from the elimination of duplicative costs associated with supporting TPGI’s public company platform and the leveraging of state-of-the art technology and systems. These savings are expected to be realized upon full integration, which is expected to occur by the end of 2014. However, we will be required to devote significant management attention and resources to integrating the business practices and operations of TPGI with our own. Potential difficulties we may encounter in the integration process include the following:

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

For all these reasons, it is possible that the integration process could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our operations, services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of the Mergers, or could otherwise adversely affect our business and financial results.

We have incurred and expect to incur substantial expenses related to the Mergers with TPGI.

We have incurred and expect to incur substantial expenses in connection with the Mergers with TPGI and integrating TPGI’s business, operations, networks, systems, technologies, policies and procedures with ours. In addition, there are a large number of systems that must be integrated, including property management, revenue management, customer payment, lease administration, website content management, purchasing, accounting, payroll, fixed assets and financial reporting. Additionally, there are a number of factors beyond our control that could affect the total amount or the timing of the integration expenses. As a result, the integration expenses associated with the Mergers could exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the businesses in the near future.

Our future results will suffer if we do not effectively manage our expanded operations following the Mergers.

We have expanded our operations as a result of the Mergers and intend to continue to expand our operations through additional acquisitions of properties, some of which may involve complex challenges. Our future success will depend, in part, upon our ability to manage the integration of the TPGI operations and our expansion opportunities, each of which may pose substantial challenges for us to integrate new operations into our existing business in an efficient and timely manner, and upon our ability to successfully monitor our operations, costs, regulatory compliance and service quality, and to maintain other necessary internal controls. There is no assurance that our expansion or acquisition opportunities will be successful, or that we will realize any expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.

The Parent Merger carries certain tax risks.

The parties to the Parent Merger intended that the Parent Merger be treated as a reorganization within the meaning of Section 368(a) of the Code. If the Parent Merger were to have failed to qualify as a reorganization, then, among other things, TPGI would be treated as having sold, in a taxable transaction, all of its assets to us, with the result that TPGI would have generally recognized gain or loss on the deemed transfer of its assets to us and we, as successor to TPGI, would have assumed a significant current tax liability. The balance of this discussion assumes that the Parent Merger, as intended by the parties, qualified as a reorganization.

Because TPGI was taxable as a regular C corporation and we acquired its appreciated assets in a transaction in which the adjusted tax basis of the assets in our hands is determined by reference to the adjusted tax basis of the assets in the hands of TPGI prior to the Parent Merger, we will be subject to corporate income tax on the "built-in gain" with respect to TPGI’s assets at the time of the Parent Merger to the extent that we dispose of those assets in a taxable transaction within ten years following the Parent Merger (which occurred on December 19, 2013). This built-in gain is measured by the difference between the value of the TPGI assets at the time of the Parent Merger and the adjusted basis in those assets. Our ability to use historic net operating loss carryovers of TPGI (if any) to offset any built-in gain subject to this tax is limited.

Furthermore, in order to qualify as a REIT, we must not have, at the end of any taxable year, any earnings and profits accumulated in a non-REIT year. In connection with the Parent Merger, we would have succeeded to any earnings and profits accumulated by TPGI for taxable periods preceding the Parent Merger. In connection with the closing of the Mergers, we received a report, prepared by TPGI’s accountants, to the effect that TPGI would not have any earnings and profits accumulated in a non-REIT year to which we would succeed as a result of the Parent Merger. If we are (or were) treated as having, as a result of the Parent Merger or otherwise, any earnings and profits accumulated in any non-REIT year, in order to maintain our qualification as a REIT, we may have to pay a special dividend and/or employ applicable deficiency dividend procedures to eliminate such earnings and profits. If we need to make a special dividend or pay a deficiency dividend and do not otherwise have cash on hand to do so, we may need to (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts otherwise intended to be used for other purposes, or (iv) make a taxable distribution of common stock. These alternatives could increase our costs or reduce our equity. In addition, we may be required to pay interest based on the amount of any such deficiency dividends. If we were unable to utilize any applicable deficiency dividend procedures, we could lose our REIT status.
Moreover, as TPGI was not a REIT but rather a regular C corporation its income, assets, and operations were not necessarily consistent with the requirements applicable to REITs. We took certain steps with respect to the historic assets and operations of TPGI so as to permit us to continue to qualify as a REIT following the Mergers. If we were unable to otherwise identify and restructure in a timely manner assets or operations of TPGI that were inconsistent with our status as a REIT, we may be unable to satisfy one or more of the requirements applicable to REITs.

In addition to the foregoing, as a result of the Parent Merger, we are liable for unpaid taxes of TPGI (if any) for any periods through the Parent Merger.

ITEM 1B.                          Unresolved Staff Comments.

None.

ITEM 2.                  Properties.

General

We operate and invest principally in quality office properties in high growth submarkets in the Sunbelt region of the United States.  At January 1, 2014, we owned or had an interest in 50 office properties, including interests held through consolidated and unconsolidated joint ventures, comprising approximately 17.6 million square feet of office space located in eight states.

Office Buildings

We generally hold and operate our portfolio of office buildings for investment purposes.  We do not currently have any program for the renovation or improvement of any of our office buildings, except as called for under new leases or the renewal of existing leases and improvements necessary to upgrade recent acquisitions to our operating standards.  All such improvements are expected to be financed by cash flow from the portfolio of office properties, capital expenditure escrow accounts or advances under our unsecured credit facilities.

Acquisitions

During the year ended December 31, 2013, we acquired TPGI’s ownership interest in two wholly owned office properties in Houston, Texas, five office properties in Austin, Texas held by the Austin joint venture, a 73% interest in a 302-unit residential condominium tower in Philadelphia, Pennsylvania, and a parcel of undeveloped land in Houston, Texas, and purchased three additional wholly owned office properties, TRST's interest in four office properties, two parcels of land available for development, and investments in three unconsolidated joint ventures as follows (in thousands):

Office Property	Location	Type of Ownership	Ownership Share	Square Feet	Date Purchased	Gross Purchase Price (1)
Tower Place 200	Atlanta, GA	Wholly owned	100.00%	258	01/17/2013	$56,250
Deerwood Portfolio (2)	Jacksonville, FL	Wholly owned	100.00%	1,019	03/07/2013	130,000
Tampa Fund II Assets (3)	Tampa, FL	Wholly owned	100.00%	788	03/25/2013	139,300
US Airways	Tempe, AZ	Joint venture	74.58%	225	06/03/2013	41,750
7000 Central Park (4)	Atlanta, GA	Joint venture	40.00%	415	09/11/2013	56,600
Lincoln Place	Miami, FL	Wholly owned	100.00%	140	12/06/2013	65,382
Bank of America Center (5)	Orlando, FL	Wholly owned	100.00%	417	12/23/2013	75,000

Cypress Center IV (6)	Tampa, FL	Wholly owned	100.00%	—	08/01/2013	2,900
Tempe Town Lake (6)	Tempe, AZ	Fund II	30.00%	—	08/27/2013	1,200

CityWestPlace (7)	Houston, TX	Wholly owned	100.00%	1,473	12/19/2013	N/A
San Felipe Plaza (7)	Houston, TX	Wholly owned	100.00%	980	12/19/2013	N/A
300 West 6th (8)	Austin, TX	Joint venture	33.33%	454	12/19/2013	N/A
One American Center (8)	Austin, TX	Joint venture	33.33%	504	12/19/2013	N/A
Frost Bank Tower (8)	Austin, TX	Joint venture	33.33%	535	12/19/2013	N/A
One Congress Plaza (8)	Austin, TX	Joint venture	33.33%	519	12/19/2013	N/A
San Jacinto Center (8)	Austin, TX	Joint venture	33.33%	410	12/19/2013	N/A
				8,137		$568,382

(1)	Purchase price consists of the contract price only and does not include closing costs.

(2)	We purchased two office complexes (collectively, the "Deerwood Portfolio") totaling 1.0 million square feet located in the Deerwood submarket of Jacksonville, Florida.

(3)
We purchased TRST's 70% interest in Corporate Center IV at International Plaza, Cypress Center I, II, III and Cypress Center garage, and The Pointe for $97.5 million, which represents TRST's 70% interest in these office properties.

(4)
We and our joint venture partner purchased the mortgage loan secured by 7000 Central Park. The joint venture foreclosed on the property on November 5, 2013 and on December 13, 2013, we and our joint venture partner placed secured financing on the asset.

(5)
We purchased TRST's 70% interest in Bank of America Center for $28.1 million plus the assumption of debt of approximately $23.7 million, representing TRST's 70% share. See note below regarding our change in ownership to 100%.

(6)
We purchased approximately six acres of land available for development in Tampa, Florida and approximately one acre of land available for development in Tempe, Arizona. The land purchased in Tampa, Florida is adjacent to our Cypress Center I, II and III assets and land purchased in Tempe, Arizona is adjacent to our Hayden Ferry Lakeside and Tempe Gateway assets. V and Tempe Town Lake are parcels of undeveloped land.

(7)	Wholly owned Houston properties acquired in connection with the Mergers.

(8)
Austin joint venture properties acquired in connection with the Mergers. As of February 10, 2014, our ownership share was 40%. Please refer to "Item 2. Properties - Subsequent Property Transactions" for more information regarding this change in ownership share.

We generally financed these acquisitions with borrowings under our senior unsecured revolving credit facility, and with proceeds from underwritten public offerings of shares of our common stock or, in the case of the properties acquired in the Mergers, with shares of our common stock.

We purchased these 16 assets at an estimated weighted average capitalization rate of 6.5%.  We compute the estimated capitalization rate by dividing cash net operating income excluding rent concessions for the first year of ownership by the gross purchase price.  We define cash net operating income as property specific revenues (rental revenue, property expense recoveries and other revenue) less property specific expenses (personnel, real estate taxes, insurance, repairs and maintenance and other property expenses).

Dispositions

During the year ended December 31, 2013, we sold the following properties (in thousands):

Office Property	Type of Ownership	Location	Square Feet	Date of Sale	Gross Sales Price	Gain (Loss) on Sale
Atrium at Stoneridge	Wholly Owned	Columbia, SC	108	03/20/2013	$3,050	$542
Waterstone	Wholly Owned	Atlanta, GA	93	07/10/2013	3,400	40
Meridian	Wholly Owned	Atlanta, GA	97	07/10/2013	6,800	55
Bank of America Plaza	Wholly Owned	Nashville, TN	436	07/17/2013	42,750	11,450
Lakewood II	Fund II	Atlanta, GA	123	10/31/2013	10,600	5,837
Carmel Crossing	Fund II	Charlotte, NC	326	11/08/2013	37,500	14,569
Total 2013			1,183		$104,100	$32,493

The following table sets forth certain information about office properties which we owned or had an interest in at January 1, 2014:

Market and Property	Number Of Properties (1)	Parkway's Ownership Interest	Total Net Rentable Square Feet (In thousands)	Occupancy Percentage	Weighted Avg. Gross Rental Rate Per Net Rentable Square Foot (2)	% of Leases Expiring in 2014 (3)	Year Built/ Renovated
PHOENIX, AZ
Squaw Peak I & II		100.0%	291	92.7%	$22.61	5.5%	1999/2000
Mesa Corporate Center (4)		100.0%	106	92.9%	16.77	11.9%	2000
Tempe Gateway		100.0%	264	93.0%	26.17	2.9%	2009
Hayden Ferry Lakeside I		30.0%	204	94.9%	28.42	5.4%	2002
Hayden Ferry Lakeside II		30.0%	299	89.5%	29.59	1.6%	2007
Hayden Ferry Lakeside III - V		30.0%	21	90.5%	28.88	0.0%	2007
US Airways		74.6%	225	100.0%	17.50	0.0%	1999
	7	68.7%	1,410	93.5%	26.22	3.8%
FT. LAUDERDALE, FL
Hillsboro V		100.0%	116	95.5%	23.71	15.7%	1985
Hillsboro I-IV		100.0%	100	73.0%	17.78	12.6%	1985
	2	100.0%	216	85.1%	21.33	28.3%
JACKSONVILLE, FL
SteinMart Building		100.0%	197	99.0%	20.57	10.6%	1985
Riverplace South		100.0%	106	65.6%	19.75	5.7%	1981
Deerwood North		100.0%	497	95.7%	21.01	71.0%	1999
Deerwood South		100.0%	522	92.5%	19.73	3.9%	1999
245 Riverside		30.0%	136	98.8%	22.03	33.0%	2003
	5	78.3%	1,458	93.1%	20.52	3.5%
TAMPA, FL
Westshore Corporate Center (6)		100.0%	171	80.3%	24.38	8.4%	1988
Corporate Center Four at International Plaza (6)		100.0%	250	94.6%	32.34	1.5%	2008
Cypress Center I, II & III		100.0%	286	93.0%	19.78	2.7%	1982
The Pointe		100.0%	252	91.7%	28.08	6.5%	1982
	4	100.0%	959	90.8%	26.13	4.4%
MIAMI, FL
Lincoln Place (6)		100.0%	140	100.0%	49.81	—%	2002
	1	100.0%	140	100.0%	49.81	—%
ORLANDO, FL
Citrus Center		100.0%	261	81.1%	24.35	0.1%	1971
Bank of America Center		100.0%	417	80.6%	23.01	0.8%	1987
	2	100.0%	678	80.8%	23.51	0.9%

Market and Property	Number Of Properties (1)	Parkway's Ownership Interest	Total Net Rentable Square Feet (In thousands)	Occupancy Percentage	Weighted Avg. Gross Rental Rate Per Net Rentable Square Foot (2)	% of Leases Expiring in 2014 (3)	Year Built/ Renovated
ATLANTA, GA
Peachtree Dunwoody		100.0%	370	68.8%	21.55	6.3%	1976/1980
Capital City Plaza		100.0%	409	76.3%	27.64	11.4%	1989
Tower Place 200		100.0%	258	89.6%	26.98	36.1%	1998
3344 Peachtree		33.0%	484	93.3%	1.00	24.0%	1986
Two Ravinia Drive		30.0%	392	85.7%	21.26	13.8%	1987
7000 Central Park		40.0%	414	74.8%	23.75	11.6%	1988
	6	64.4%	2,327	81.4%	26.77	11.4%
JACKSON, MS
City Centre		100.0%	266	87.5%	14.80	4.0%	1987
	1	100.0%	266	87.5%	14.80	4.0%
CHARLOTTE, NC
Hearst Tower		100.0%	973	88.8%	29.60	9.6%	2002
525 North Tryon		100.0%	405	66.0%	19.07	—%	1998
NASCAR Plaza (6)		100.0%	395	88.0%	26.71	4.1%	2009
	3	100.0%	1,773	83.4%	27.02	6.2%
PHILADELPHIA, PA
Two Liberty Place		19.0%	941	99.1%	29.73	0.3%	1990
	1	19.0%	941	99.1%	29.73	0.3%
MEMPHIS, TN
Morgan Keegan Tower		100.0%	337	92.3%	19.54	4.9%	1985
	1	100.0%	337	92.3%	19.54	4.9%
AUSTIN, TX
300 West 6th (5)		33.3%	454	94.1%	37.30	8.0%	2001
One American Center (5) (6)		33.3%	504	77.4%	28.13	5.2%	1984
Frost Bank Tower (5) (6)		33.3%	535	90.8%	44.40	53.0%	2003
One Congress Plaza (5)		33.3%	519	80.2%	36.90	10.0%	1987
San Jacinto Center (5)		33.3%	410	85.7%	34.54	2.9%	1987
	5	33.3%	2,422	85.5%	38.44	5.3%
HOUSTON, TX
400 Northbelt		100.0%	231	60.2%	18.47	17.7%	1982
Woodbranch (4)		100.0%	109	100.0%	21.24	17.0%	1982
Honeywell		100.0%	157	100.0%	25.13	0.4%	1983
Schlumberger		100.0%	155	100.0%	17.51	0.0%	1983
One Commerce Green		100.0%	341	100.0%	23.07	0.0%	1983
Comerica Bank Building		100.0%	194	93.5%	22.04	7.8%	1983
550 Greens Parkway		100.0%	72	100.0%	22.29	—%	1999
5300 Memorial		100.0%	154	98.9%	25.07	11.8%	1982
Town & Country		100.0%	149	100.0%	23.42	10.6%	1982
Phoenix Tower		100.0%	629	87.5%	27.71	5.9%	1984/2011
CityWestPlace		100.0%	1,473	97.4%	28.50	30.1%	2002
San Felipe Plaza		100.0%	980	86.4%	32.11	15.7%	1984
	12	100.0%	4,644	92.3%	26.97	16.0%
Total Properties as of January 1, 2014	50	78.7%	17,571	88.9%	$27.65	7.9%

(1)
Our properties include 50 properties comprising 17.6 million net rentable square feet and include 36 office properties owned directly, seven office properties owned through Fund II, and seven properties owned through unconsolidated joint ventures, representing 68.5%, 14.1%, and 17.4% of our portfolio, respectively.  Our non-strategic properties include two properties comprising 603,000 square feet as of January 1, 2014, which include properties in non-strategic markets such as Jackson, Mississippi and Memphis, Tennessee.  See "Note 4 - Investment in Unconsolidated Joint Ventures" to the consolidated financial statements for additional information on properties owned through unconsolidated joint ventures. See "Note 12 - Noncontrolling Interests" to the consolidated financial statements for additional information on properties owned through Fund II.

(2)
Weighted average expiring gross rental rate is the weighted average current rental rate, which also includes $5.07 per square foot of escalations for operating expenses.  These rates do not reflect any future increases in contractual rent or projections with respect to expense reimbursements.

(3)	The percentage of leases expiring in 2014 represents the ratio of square feet under leases expiring in 2014 divided by total net rentable square feet.

(4)	Sold in January 2014. Refer to "Item 2. Properties - Subsequent Property Transactions" for details.

(5)	As of February 10, 2014, our ownership percentage was 40% . Please refer to "Item 2. Properties - Subsequent Property Transactions" for more information regarding this change in ownership percentage.

(6)	These properties are subject to ground leases. See "Note 2 - Investments in Office Properties", to the consolidated financial statements for additional information on these ground leases.

The following table sets forth scheduled lease expirations for properties owned at January 1, 2014, assuming no customer exercises renewal options or early termination rights:

Year of Lease Expiration	Number of Leases	Net Rentable Square Feet Expiring (in thousands)	Percent of Total Net Rentable Square Feet	Annualized Rental Amount Expiring (1) (in thousands)	Percent of Annualized Rental Amount Expiring	Weighted Average Expiring Gross Rental Rate per Net Rentable Square Foot (2)
2014	279	1,482	9.8%	$42,487	9.8%	$28.67
2015	182	1,551	8.8%	39,706	9.2%	25.60
2016	214	2,623	14.9%	67,849	15.7%	25.87
2017	165	2,226	12.7%	59,209	13.7%	26.60
2018	141	1,150	6.6%	32,636	7.6%	28.38
2019	65	1,189	6.8%	34,664	8.0%	29.15
2020 & Later	157	5,404	31.0%	155,557	36.0%	28.79
	1,203	15,625	90.3%	$432,108	100.0%	$27.65

(1)	Annualized rental amount expiring is defined as net rentable square feet expiring multiplied by the weighted average expiring annual rental rate per net rentable square foot.

(2)
Weighted average expiring gross rental rate is the weighted average current rental rate, which also includes $5.07 per square foot of escalations for operating expenses.  These rates do not reflect any future increases in contractual rent or projections with respect to expense reimbursements.

Top 20 Customers (based on rental revenue)

At January 1, 2014, our office properties were leased pursuant to 1,203 leases with customers in a wide variety of industries including banking, insurance, professional services (including legal, accounting, and consulting), energy, financial services and telecommunications.  Our largest and 20 largest customers accounted for 5.0% and 35.0%, respectively, of our annualized rental revenue.  The following table sets forth information concerning the 20 largest customers of the properties owned directly or through joint ventures as of January 1, 2014 (in thousands, except number of properties and footnotes):

Customer	No. of Props.	Square Footage Expiring							Leased Square Feet (1)	Annualized Rental Revenue (1)	Percentage of Total Annualized Rental Revenue
		2014	2015	2016	2017	2018	2019	Thereafter
BMC Software, Inc.	2	—	—	—	—	—	—	521	521	$15,995	5.0%
Halliburton Energy Services, Inc.	2	443	—	—	—	—	—	—	443	13,791	4.3%
Bank of America, NA (2)	3	—	—	—	194	—	—	358	552	13,361	4.1%
Blue Cross Blue Shield of Georgia, Inc. (3)	1	—	—	—	—	—	—	228	228	6,607	2.1%
Ensco International Incorporated	1	43	—	—	—	—	—	165	208	6,409	2.0%
Hearst Communications, Inc.	1	—	—	—	181	—	—	—	181	5,089	1.6%
Statoil Gulf Services, LLC	1	—	—	—	150	—	—	—	150	5,080	1.6%
Nabors Industries	1	—	225	—	—	—	—	—	225	5,025	1.6%
Raymond James & Associates	3	5	—	240	—	—	—	19	264	4,931	1.5%
NASCAR	1	—	—	—	—	—	—	139	139	4,328	1.3%
K & L Gates (4)	1	—	—	—	—	—	—	111	111	3,924	1.2%
Nalco Company	1	—	—	—	—	—	—	130	130	3,614	1.1%
JPMorgan Chase Bank, N.A.	3	—	189	—	—	—	—	—	189	3,565	1.1%
Honeywell	1	—	—	—	12	5	116	—	133	3,416	1.1%
Ion Geophysical Corporation	1	—	—	—	—	—	—	139	139	3,190	1.0%
Board of Regents of University System of GA	1	61	—	—	—	—	—	51	112	3,146	1.0%
Chiquita Brands, L.L.C.	1	—	—	—	—	—	—	138	138	3,086	1.0%
Southwestern Energy Company (5)	2	—	—	—	—	—	118	—	118	2,889	0.9%
Vitera Healthcare Solutions, LLC	1	—	—	—	86	—	—	—	86	2,848	0.9%
Schlumberger Technology (6)	1	—	—	—	155	—	—	—	155	2,719	0.8%
Total		552	414	240	778	5	234	1,999	4,222	$113,013	35.0%
Total Rentable Square Footage (1)									17,571
Total Annualized Rental Revenue (1)									$323,063

(1)
Annualized rental revenue represents the gross rental rate (including escalations) per square foot, multiplied by the number of square feet leased by the customer.  Annualized rent for customers in joint ventures is calculated based on our ownership interest (Parkway's share).  However, leased square feet and total rentable square footage represents 100% of square feet leased and owned through direct ownership or through joint ventures. Amounts do not include the impact for grossing up triple net leases.

(2)	Bank of America (Hearst Tower in Charlotte, North Carolina) lease provides an option to cancel 64,462 square feet in June 2017 with 18 months written notice.

(3)
Blue Cross Blue Shield of Georgia (Capital City Plaza in Atlanta, Georgia) has the option to cancel 58,368 square feet in January 2016 or January 2018 with nine months written notice.  Additionally, the lease provides the option to cancel an additional 29,610 square feet in January 2018 with nine months written notice.

(4)	K & L Gates LLP (Hearst Tower in Charlotte, North Carolina) lease provides a cancellation option in September September 2024 with 12 months prior written notice.

(5)	Southwest Energy Company (One Commerce Green and 550 Greens Parkway in Houston, Texas) lease provides a cancellation option in February 2015, 2016, 2017 and 2018, each with 12 months written notice.

(6)	Schlumberger Technology (Schlumberger Building in Houston, Texas) lease provides a cancellation option in June 2015 with 12 months advance notice.

Significant Properties

We have one property, CityWestPlace, whose book value at December 31, 2013 exceeded ten percent of total assets.

CityWestPlace is comprised of four office buildings in a 35.3 acre complex that range from six stories to 21 stories with an aggregate 1,475,000 rentable square feet located in Houston, Texas. We acquired CityWestPlace in December 2013 in conjunction with Mergers. The buildings were constructed between 1993 and 2001. CityWestPlace's major customers include companies in technology, energy, oil and gas and businesses that provide technology support, energy products, and dining. The building was 97.3% occupied at January 1, 2014, with an average effective annual rental rate per square foot of $28.50.

Lease expirations for CityWestPlace at January 1, 2014 are as follows (in thousands, except number of leases):

Year	Square Feet of Leases Expiring	Percentage of Total Square Feet	Annualized Rental Revenue (1)	Percentage of Total Annualized Rental Revenue	Number of Leases
2014	443	30.1%	$13,792	33.7%	8
2015	61	4.2%	2,069	5.1%	2
2016	—	—%	—	—%	—
2017	226	15.3%	7,425	18.2%	2
2018	—	—%	—	—%	—
2019 & Later	703	47.7%	17,564	43.0%	9
	1,433	97.3%	$40,850	100.0%	21

(1)	Annualized rental revenue represents the gross rental rate (including escalations) per square feet, multiplied by the number of square feet leased by the customer.

CityWestPlace has three customers that occupy 10% or more of the rentable square footage.  Information regarding these customers are as follows:

Nature of Business	Square Feet Expiring (in thousands)	Lease Expiration Date	Effective Rental Rate Per Square Foot	Lease Options
Technology	521	2021	$15.00	(1)
Energy	379	2014	24.00	(2)
Oil & Gas	150	2017	30.14	(3)

(1)	This customer has the option to cancel 32,008 square feet at any time with 180 days notice.

(2)	This customer has an option to cancel its lease in June 2014 if notice is provided in June 2014.

(3)	This customer does not have an option to cancel.

For tax purposes, depreciation is calculated over 39 years for buildings and garages, 7 to 39 years for building and tenant improvements and 5 to 7 years for equipment, furniture and fixtures.  The federal tax basis net of accumulated tax depreciation of CityWestPlace is estimated as follows at December 31, 2013 (in thousands):

CityWestPlace
Land	$41,000
Building and Garage	220,000
Building and Tenant Improvements	22,000

We have one property, Hearst Tower, whose gross revenue exceeds ten percent of consolidated gross revenues for the year ended December 31, 2013.

Hearst Tower is a 46-story office property located in the central business district in Charlotte, North Carolina. We acquired fee simple title to Hearst Tower in June 2012.  The building was constructed in 2002 and includes 973,000 rentable square feet of office space. Hearst Tower's major customers include a banking entity, a media company, and businesses that provide legal, accounting and other financial service. The building was 91.3% occupied at January 1, 2014, with an average effective annual rental rate per square foot of $29.60. The average occupancy and rental rate per square foot since we acquired ownership of Hearst Tower is as follows:

Year	Average Occupancy	Average Rental Rate per Square Foot
2012	93.9%	$29.12
2013	91.3%	29.60

Lease expirations for Hearst Tower at January 1, 2014 are as follows (in thousands, except number of leases):

Year	Square Feet of Leases Expiring	Percentage of Total Square Feet	Annualized Rental Revenue (1)	Percentage of Total Annualized Rental Revenue	Number of Leases
2014	94	9.6%	$3,023	11.8%	5
2015	1	0.1%	20	0.1%	1
2016	14	1.4%	414	1.6%	2
2017	246	25.3%	7,072	27.7%	5
2018	2	0.2%	32	0.1%	1
2019 & Later	508	52.2%	15,014	58.7%	16
	865	88.8%	$25,575	100.0%	30

(1)	Annualized rental revenue represents the gross rental rate (including escalations) per square feet, multiplied by the number of square feet leased by the customer.

Hearst Tower has three customers that occupy 10% or more of the rentable square footage.  Information regarding these customers are as follows:

Nature of Business	Square Feet Expiring (in thousands)	Lease Expiration Date	Effective Rental Rate Per Square Foot	Lease Options
Banking	322	2022	$27.53	(1)
Media	181	2017	26.56	(2)
Legal	111	2027	35.29	(3)

(1)	This customer has the option to cancel 64,462 square feet in May 2017 if notice is provided in December 2015.

(2)	This customer does not have a cancellation option.

(3)	This customer has the option to cancel its lease in September 2024 if notice is provided in September 2023.

For tax purposes, depreciation is calculated over 39 years for building and garage, 7 to 39 years for building and tenant improvements and 5 to 7 years for equipment, furniture and fixtures.  The federal tax basis net of accumulated tax depreciation of Hearst Tower is as follows at December 31, 2013 (in thousands):

Hearst Tower
Land	$4,417
Building and Garage	245,403
Building and Tenant Improvements	4,459
Equipment, Furniture and Fixtures	88

Real estate tax expense for the property for 2013 and 2012 were $2.5 million and $1.0 million, respectively.

We compete with a considerable number of other real estate companies, financial institutions, pension funds, private partnerships, individual investors and others seeking to acquire and lease office space in Houston, Texas, and Charlotte, North Carolina.  Principal factors of competition in our business are the quality of properties (including the design and condition of improvements), leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the quality and breadth of customer services provided and reputation as an owner and operator of quality office properties in the relevant market.  Our ability to compete also depends on, among other factors, trends in the national and local economies, financial condition and operating results of current and prospective customers, availability and cost of capital, taxes and governmental regulations and legislation.

The Company did not have any material liens or encumbrances that exceeded 10% of total assets at December 31, 2013.

Subsequent Property Transactions

On January 30, 2014, we completed the acquisition of the JTB Center, a complex of three office buildings totaling 248,000 square feet located in the Deerwood submarket of Jacksonville, Florida, for a gross purchase price of $33.3 million. As of January 1, 2014, the JTB Center had a combined occupancy of 94.4% and was unencumbered by any secured indebtedness.

On January 17, 2014, we sold the Woodbranch Building, a 109,000 square foot office property located in Houston, Texas, for a gross sale price of $15.0 million. We received approximately $13.9 million in net proceeds, which were used to fund subsequent acquisitions. We expect to book a gain of approximately $10.0 million during first quarter of 2014.

On January 31, 2014,we sold Mesa Corporate Center, a 106,000 square foot office property located in Phoenix, Arizona, for a gross sale price of $13.2 million. We received approximately $12.1 million in net proceeds from the sale, which were used to fund subsequent acquisitions. We expect to realize a gain of approximately $489,000 during the first quarter of 2014.

As a result of the Mergers, we acquired an indirect interest in the Austin joint venture, a joint venture with CalSTRS that owns Frost Bank Tower, One Congress Plaza, One American Center, 300 West 6th Street and San Jacinto Center in the central business district of Austin, Texas. Our interest in the Austin joint venture was held through a joint venture with Madison. On January 24, 2014, pursuant to a put right held by Madison, we purchased Madison’s approximately 17% interest in the Austin joint venture for a purchase price of approximately $41.5 million. On February 10, 2014, CalSTRS exercised an option to purchase 60% of Madison's former interest on the same terms that we acquired the interest from Madison for approximately $24.9 million. After giving effect to these transactions, we have a 40% interest in the Austin joint venture and the Austin properties, with CalSTRS owning the remaining 60%.

ITEM 3.  Legal Proceedings.

On October 24, 2013, Jason Osiezanek filed in the Delaware Chancery Court a putative class action against TPGI and each of its directors, and included us and Merger Sub as defendants. The complaint alleged that, in connection with the Mergers, the directors of TPGI had breached their fiduciary duties, particularly with respect to allegedly inadequate disclosures in the proxy statement provided to the shareholders who were to vote on the proposed mergers. We were alleged to have aided and abetted this breach of fiduciary duties. The lawsuit sought various forms of relief, including that the court enjoin the Mergers and rescind the Merger Agreement. The plaintiff also sought an award of damages and litigation expenses and to have the Defendants account for any profits or special benefits the defendants may have obtained by the alleged breach of a fiduciary duty. After initial discovery, including depositions, was completed, the parties engaged in settlement negotiations.

On December 3, 2013, the parties reached an agreement in principle to settle the litigation. The terms of the agreement in principle were reflected in a Memorandum of Understanding, which was submitted to the Delaware Chancery Court.

The terms of the settlement were later embodied in a Stipulation of Settlement, which was filed with the Delaware Chancery Court. A Notice of the proposed settlement was sent to all class members, and they were given time to object to the proposed settlement. The Delaware Chancery Court set April 29, 2014 as the date for the hearing on the final approval of the settlement.

ITEM 4.  Mine Safety Disclosures

Not Applicable

PART II

ITEM 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Price of and Dividends on the Issuer's Common Equity and Series D Preferred Stock

Our common stock, $.001 par value, is listed and trades on the New York Stock Exchange under the symbol "PKY".  The number of record holders of our common stock and limited voting stock was 2,264 and six, respectively, at February 24, 2014.

At February 24, 2014, the last reported sales price per share of our common stock on the New York Stock Exchange was $17.98.  The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock and the per share cash distributions we paid during each quarter.

	Year Ended			Year Ended
	December 31, 2013			December 31, 2012
Quarter Ended	High	Low	Distributions	High	Low	Distributions
March 31	$18.73	$14.14	$0.1500	$10.89	$9.02	$0.0750
June 30	19.59	15.70	0.1500	11.57	9.57	0.0750
September 30	19.36	15.95	0.1500	13.63	10.68	0.1125
December 31	19.67	16.87	0.1875	14.72	12.77	0.1125
			$0.6375			$0.3750

Common stock distributions during 2013 ($0.6375 per share) and 2012 ($0.3750 per share) were taxable as follows for federal income tax purposes:

	Year Ended
	December 31,
	2013	2012
	(Estimated)
Ordinary income	$0.4425	$—
Unrecaptured Section 1250 gain	0.0831	—
Return of capital	0.1119	0.3750
	$0.6375	$0.3750

On April 25, 2013, we redeemed all of our outstanding 8.00% Series D Cumulative Redeemable Preferred Stock (the "Series D preferred stock"). We paid $136.3 million to redeem the preferred shares and incurred a charge during the second quarter of 2013 totaling approximately $6.6 million, which represents the difference between the costs associated with the issuances, including the price at which such shares were paid, and the redemption price. The following table sets forth, for the periods indicated, the high and low sales prices per share of our Series D preferred stock and the per share cash distributions we paid during each quarter.

	Year Ended			Year Ended
	December 31, 2013			December 31, 2012
Quarter Ended	High	Low	Distributions	High	Low	Distributions
March 31	$25.87	$25.00	$0.50	$25.95	$20.01	$0.50
June 30	25.93	25.00	0.13	25.88	22.89	0.50
September 30	—	—	—	25.57	22.95	0.50
December 31	—	—	—	25.55	24.96	0.50
			$0.63			$2.00

Series D preferred stock distributions during 2013 and 2012 were taxable as follows for federal income tax purposes:

	Year Ended
	December 31,
	2013	2012
	(Estimated)
Ordinary income	$0.57	$—
Unrecaptured Section 1250 gain	0.06	—
Return of capital	—	2.00
	$0.63	$2.00
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
We have made and intend to continue to make timely distributions sufficient to satisfy the annual distribution requirements described above. It is possible, however, that we, from time to time, may not have sufficient cash or liquid assets to meet the distribution requirements due to timing differences between the actual receipt of income and actual payment of deductible expenses and the inclusion of such income and deduction of such expenses in arriving at our taxable income, or if the amount of nondeductible expenses such as principal amortization or capital expenditures exceeds the amount of noncash deductions. In the event that such timing differences occur, in order to meet the distribution requirements, we may arrange for short term, or possibly long term, borrowing to permit the payment of required dividends. If the amount of nondeductible expenses exceeds noncash deductions, we may refinance our indebtedness to reduce principal payments and may borrow funds for capital expenditures.
Under the agreements governing our revolving credit facility and term loans, we are permitted to make distributions to our stockholders not to exceed the greater of (i) 90% of our Funds From Operations (as defined in such agreements) and (ii) the amount required for us to maintain our status as a REIT, provided that no default or event of default exists. If certain defaults or events of default exist, we may only make distributions sufficient to maintain our status as a REIT. However, we may not make any distributions if any event of default resulting from nonpayment or bankruptcy exists, or if as a result of the occurrence of any other event of default any of the obligations under the agreements have been accelerated.
Unregistered Sales of Equity Securities

On December 26, 2013, we issued 6,975 shares of common stock to TPG VI Management, LLC as payment of a monitoring fee pursuant to the Management Services Agreement dated June 5, 2012, which we entered into in connection with the 2012 investment transaction with TPG IV Pantera Holdings, L.P. The common stock was issued in a transaction that was not registered under the Securities Act of 1933, as amended (the "Act"), in reliance on Section 4(a)(2) of the Act.

Purchases of Equity Securities by the Issuer

We did not repurchase any equity securities in the fourth quarter of 2013.

Performance Graph

The following graph provides a comparison of cumulative stockholder returns for the period from December 31, 2008 through December 31, 2013 among Parkway, the Standard & Poor's 500 Index ("S&P 500") and the National Association of Real Estate Investment Trusts ("NAREIT") Equity REIT Total Return Index ("NAREIT Equity").  The stock performance graph assumes an investment of $100 in our common stock and each index and the reinvestment of any dividends.  The historical information set forth below is not necessarily indicative of future performance.

The performance graph and related information shall not be deemed "soliciting material" or deemed to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

	Period Ending
Index	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Parkway Properties, Inc.	100.00	126.94	108.74	62.63	91.80	131.30
NAREIT All Equity REIT	100.00	127.99	163.76	177.32	212.26	218.32
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
Source:  SNL Financial LC, Charlottesville, VA

ITEM 6.  Selected Financial Data.

The following table sets forth selected financial data on a historical basis for Parkway Properties, Inc. The assets, liabilities and results of operations of TPGI are included in the selected financial data from the closing date of the Mergers, December 19, 2013, through the end of our fiscal year, December 31, 2013. This data should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

	Year Ended 12/31/13	Year Ended 12/31/12	Year Ended 12/31/11	Year Ended 12/31/10	Year Ended 12/31/09
	(In thousands, except per share data)
Operating Data:
Revenues
Income from office and parking properties	$273,433	$190,718	$130,401	$77,681	$78,314
Management company income	18,145	19,778	16,896	1,652	1,870
Total revenues	291,578	210,496	147,297	79,333	80,184
Expenses and other
Property operating expenses	108,881	76,835	55,247	33,611	35,044
Depreciation and amortization	118,031	74,626	49,119	23,571	22,963
Impairment loss on real estate	—	5,700	6,420	—	8,817
Impairment loss on mortgage loan receivable	—	—	9,235	—	—
Impairment loss on management contracts and goodwill	—	41,967	—	—	—
Change in fair value of contingent consideration	—	216	(13,000)	—	—
Management company expenses	19,399	17,237	13,337	2,756	1,987
General and administrative	25,653	16,420	18,805	15,318	14,305
Acquisition costs	13,126	2,791	17,219	846	—
Total expenses and other	285,090	235,792	156,382	76,102	83,116
Operating income (loss)	6,488	(25,296)	(9,085)	3,231	(2,932)
Other income and expenses
Interest and other income	2,236	272	938	1,487	1,597
Equity in earnings of unconsolidated joint ventures	178	—	57	326	445
Gain on sale of real estate	—	48	743	40	1,293
Recovery of loss on mortgage loan receivable	—	500	—	—	—
Interest expense	(45,622)	(34,352)	(29,929)	(19,037)	(17,889)
Loss before income taxes	(36,720)	(58,828)	(37,276)	(13,953)	(17,486)
Income tax benefit (expense)	1,405	(261)	(56)	(2)	(3)
Loss from continuing operations	(35,315)	(59,089)	(37,332)	(13,955)	(17,489)
Income (loss) from discontinued operations	(9,215)	3,170	(192,496)	(7,970)	(4,676)
Gain on sale of real estate from discontinued operations	32,493	12,938	17,825	8,518	—
Total discontinued operations	23,278	16,108	(174,671)	548	(4,676)
Net loss	(12,037)	(42,981)	(212,003)	(13,407)	(22,165)
Net (income) loss to noncontrolling interests-real estate partnerships	(7,904)	3,317	85,105	10,789	10,562
Net (income) loss to noncontrolling interests-unit holders	291	269	(5)	—	—
Net loss for Parkway Properties, Inc.	(19,650)	(39,395)	(126,903)	(2,618)	(11,603)
Dividends on preferred stock	(3,433)	(10,843)	(10,052)	(6,325)	(4,800)
Dividends on convertible preferred stock	—	(1,011)	—	—	—
Dividends on preferred stock redemption	(6,604)	—	—	—	—
Net loss attributable to common stockholders	$(29,687)	$(51,249)	$(136,955)	$(8,943)	$(16,403)
Amounts attributable to common stockholders:
Loss from continuing operations	$(39,522)	$(62,537)	$(38,502)	$(16,856)	$(21,521)
Discontinued operations	9,835	11,288	(98,453)	7,913	5,118
Net loss attributable to common stockholders	$(29,687)	$(51,249)	$(136,955)	$(8,943)	$(16,403)

Net income (loss) per common share attributable to
Parkway Properties, Inc.
Basic and diluted:
Loss from continuing operations attributable to
Parkway Properties, Inc.	$(0.60)	$(1.98)	$(1.79)	$(0.78)	$(1.12)
Discontinued operations	0.15	0.36	(4.58)	0.36	0.27
Net income (loss) attributable to Parkway Properties, Inc.	$(0.45)	$(1.62)	$(6.37)	$(0.42)	$(0.85)
Book value per common share (at end of year)	$11.66	$10.11	$11.03	$17.50	$18.32
Dividends per common share	$0.6375	$0.375	$0.30	$0.30	$1.30
Weighted average shares outstanding:
Basic	66,336	31,542	21,497	21,421	19,304
Diluted	66,336	31,542	21,497	21,421	19,304
Balance Sheet Data:
Office investments, net of depreciation	$2,316,795	$1,562,717	$921,937	$1,389,767	$1,401,890
Total assets	2,925,501	1,906,611	1,636,311	1,603,682	1,612,146
Notes payable to banks	303,000	262,000	132,322	110,839	100,000
Mortgage notes payable	1,097,493	605,889	498,012	773,535	852,700
Total liabilities	1,589,980	950,605	1,006,274	983,163	1,041,285
Preferred stock	—	128,942	128,942	102,787	57,976
Noncontrolling interests	318,921	261,992	258,428	134,017	116,715
Total stockholders' equity attributable to Parkway
Properties, Inc.	1,016,600	694,014	371,609	486,502	454,145

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a fully integrated, self-administered and self-managed real estate investment trust ("REIT") specializing in the acquisition, ownership and management of quality office properties in high-growth submarkets in the Sunbelt region of the United States.  At January 1, 2014, we owned or had an interest in a portfolio of 50 office properties located in eight states with an aggregate of approximately 17.6 million square feet of leasable space.  We offer fee-based real estate services through our wholly owned subsidiaries, which in total managed and/or leased approximately 12.2 million square feet for third-party property owners at January 1, 2014.  Unless otherwise indicated, all references to square feet represent net rentable area.

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

Occupancy.  Our revenues are dependent on the occupancy of our office buildings.  At January 1, 2014, occupancy of our office portfolio was 88.9% compared to 89.2% at October 1, 2013 and 88.0% at January 1, 2013.  Not included in the January 1, 2014 occupancy rate is the impact of signed leases totaling 225,000 square feet expected to take occupancy between now and the first quarter of 2015, of which the majority will commence during the first two quarters of 2014.  Including these signed leases, our portfolio was 90.2% leased at January 1, 2014.  Our average occupancy for the three months and year ended December 31, 2013 was 89.0% and 88.8%, respectively.

During the fourth quarter of 2013, 23 leases were renewed totaling 394,000 rentable square feet at an average annual rental rate per square foot of $23.10, representing a 6.6% rate increase as compared to expiring rental rates, and at an average cost of $1.99 per square foot per year of the lease term.  During the year ended December 31, 2013, 131 leases were renewed totaling 1.5 million rentable square feet at an average annual rental rate per square foot of $26.03, representing a 2.8% increase as compared to expiring rental rates, and at an average cost of $3.22 per square foot per year of the lease term.

During the fourth quarter of 2013, 12 expansion leases were signed totaling 57,000 rentable square feet at an average annual rental rate per square foot of $19.53 and at an average cost of $4.50 per square foot per year of the lease term.  During the year ended December 31, 2013, 64 expansion leases were signed totaling 446,000 rentable square feet at an average annual rental rate per square foot of $24.61 and at an average cost of $5.15 per square foot per year of the lease term.

During the fourth quarter of 2013, 18 new leases were signed totaling 121,000 rentable square feet at an average annual rental rate per square foot of $26.31 and at an average cost of $4.91 per square foot per year of the term.  During the year ended December 31, 2013, 71 new leases were signed totaling 431,000 rentable square feet at an average annual rental rate per square foot of $25.40 and at an average cost of $6.08 per square foot per year of the lease term.

Rental Rates.  An increase in vacancy rates in a market or at a specific property has the effect of reducing market rental rates.  Inversely, a decrease in vacancy rates in a market or at a specific property has the effect of increasing market rental rates. Our leases typically have three to seven year terms, though we do enter into leases with terms that are either shorter or longer than that typical range from time to time.  As leases expire, we seek to replace existing leases with new leases at the current market rental rate.  For our properties owned as of January 1, 2014, management estimates that we have approximately $2.30 per square foot in annual rental rate embedded growth in our office property leases.  Embedded growth is defined as the difference between the weighted average in-place cash rents including operating expense reimbursements and the weighted average estimated market rental rate.

Customer Retention.  Keeping existing customers is important as high customer retention leads to increased occupancy, less downtime between leases, and reduced leasing costs.  We estimate that it costs five to six times more to replace an existing customer with a new one than to retain the existing customer.  In making this estimate, we take into account the sum of revenue lost during downtime on the space plus leasing costs, which typically rise as market vacancies increase.  Therefore, we focus a great amount of energy on customer retention.  We seek to retain our customers by continually focusing on operations at our office properties. We believe in providing superior customer service; hiring, training, retaining and empowering each employee; and creating an environment of open communication both internally and externally with customers and stockholders.  Over the past ten years, we maintained an average 67% customer retention rate.  Our customer retention rate was 76.7% for the quarter ended December 31, 2013, as compared to 59.4% for the quarter ended September 30, 2013, and 68.9% for the quarter ended December 31, 2012. Customer retention for the years ended December 31, 2013 and 2012 was 73.3% and 64.2%, respectively.

Recent Significant Activity

On December 19, 2013, we completed the merger transactions contemplated by the Merger Agreement pursuant to which TPGI merged with and into Parkway Properties, Inc., with Parkway Properties, Inc. continuing as the surviving corporation in the Parent Merger, and TPG LP merged with and into Merger Sub, with TPG LP continuing as the surviving entity and an indirect wholly owned subsidiary of Parkway LP in the Partnership Merger. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Parent Merger, each outstanding share of TPGI Common Stock was converted into the right to receive 0.3822 (the "Exchange Ratio") shares of our common stock, with cash paid in lieu of fractional shares, and each share of TPGI Limited Voting Stock was converted into the right to receive a number of shares of newly created limited voting stock, equal to the Exchange Ratio. At the effective time of the Partnership Merger, which occurred immediately prior to the Parent Merger, each outstanding TPG LP Unit, including long term incentive units, was converted into the right to receive a number of Parkway LP Units equal to the Exchange Ratio. We issued 17,820,972 shares of our common stock and 4,451,461 shares of our limited voting stock as consideration in the Parent Merger and Parkway LP issued 4,451,461 Parkway LP Units in the Partnership Merger. On December 19, 2013, the last reported sales price per share of our common stock on the New York Stock Exchange was $18.05.

In connection with the Mergers, we acquired TPGI's ownership interest in two wholly owned office properties in Houston, Texas and five office properties in Austin, Texas through an indirect interest in the Austin joint venture, a joint venture with CalSTRS. See "Note 4 - Investments in Unconsolidated Joint Ventures" and mortgage notes payable discussed in "Note 8 - Capital and Financing Transactions" of our consolidated financial statements. In addition, in connection with the Mergers, we acquired a parcel of land in Houston, Texas and a 73% interest in a 302-unit residential condominium tower in Philadelphia, Pennsylvania.

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

Parkway Properties Office Fund II, L.P.

At December 31, 2013, we had one partnership structured as a discretionary fund.  Fund II, a $750.0 million discretionary fund, was formed on May 14, 2008 and was fully invested at February 10, 2012.  Fund II was structured with TRST as a 70% investor and our operating partnership as a 30% investor, with an original target capital structure of approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt.  Fund II currently owns seven properties totaling 2.5 million square feet in Atlanta, Georgia; Phoenix, Arizona; Jacksonville, Florida; and Philadelphia, Pennsylvania. In August 2012, Fund II increased its investment capacity by $20.0 million to purchase Hayden Ferry Lakeside III, IV and V, a 2,500 space parking garage, a 21,000 square foot office property and a vacant parcel of land available for development, all adjacent to our Hayden Ferry Lakeside I and Hayden Ferry Lakeside II office properties in Phoenix. In August 2013, Fund II expanded its investment guidelines solely for the purpose of authorizing the purchase of a parcel of land available for development in Tempe, Arizona.

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

On March 25, 2013, we purchased TRST's 70% interest in three office properties totaling 788,000 square feet located in the Westshore submarket of Tampa, Florida (the "Tampa Fund II Assets"), giving us 100% ownership of the property. The purchase price for TRST's 70% interest in the Tampa Fund II Assets was $97.5 million based on an agreed-upon gross valuation of $139.3 million. Simultaneously with closing, we assumed $40.7 million of existing mortgage indebtedness that is secured by the Tampa Fund II assets, which represents TRST's 70% share of the approximately $58.1 million of existing mortgage indebtedness.  The three office properties include Corporate Center IV at International Plaza, Cypress Center I, II, III and Cypress Center garage, and The Pointe.

On December 23, 2013, we acquired TRST's 70% interest in the Bank of America Center, an approximately 421,000 square foot office building located in the central business district of Orlando, Florida, giving us 100% ownership of the property. Our purchase price for TRST's 70% interest in the Bank of America Center was $52.5 million, based on an agreed-upon gross valuation of $75.0 million, including the assumption of approximately $23.7 million of existing mortgage indebtedness. The existing mortgage loan secured by the Bank of America Center has a current outstanding balance of approximately $33.9 million, a fixed interest rate of 4.74% and a maturity date of May 2018.

Joint Ventures

In addition to the 43 office properties included in our consolidated financial statements, we were also invested in three unconsolidated joint ventures with unrelated investors as of December 31, 2013. These investments are accounted for using the equity method of accounting. Accordingly, the assets and liabilities of the joint ventures are not included on our consolidated balance sheet at December 31, 2013. Information relating to these unconsolidated joint ventures is detailed below:

Joint Venture Entity	Property Name	Location	Parkway's Ownership%		Square Feet	Percentage Occupied
					(in thousands)
PKY/CalSTRS Austin, LLC	Various	Austin, TX	33.33%	(1)	2,422	85.5%
US Airways Building Tenancy in Common	US Airways Building	Phoenix, AZ	74.58%		225	100.0%
7000 Central Park JV LLC ("7000 Central Park")	7000 Central Park	Atlanta, GA	40.00%		414	74.8%
					3,061	85.1%

(1)	As of February 10, 2014, we owned a 40% interest in the Austin joint venture and the Austin properties.

On June 3, 2013, we purchased an approximate 75% interest in the US Airways Building, a 225,000 square foot office property located in the Tempe submarket of Phoenix, Arizona, for a purchase price of $41.8 million. At closing, a subsidiary of ours issued a $3.5 million mortgage loan to an affiliate of US Airways, which is secured by the building. The mortgage loan carries a fixed interest rate of 3.0% and matures in December 2016. This nine-story Class A office building is adjacent to our Hayden Ferry Lakeside and Tempe Gateway assets and shares a parking garage with Tempe Gateway.  US Airways is the owner of the remaining approximate 25% interest in the building and has leased 100% of the building through April 2024.  US Airways has a termination option on December 31, 2016 or December 31, 2021 with 12 months prior notice.  The balance of the investment in the joint venture entity was $42.5 million as of December 31, 2013.

On September 11, 2013, we, through a joint venture, acquired a 40% common equity interest in a mortgage note in the original principal amount of $65 million secured by 7000 Central Park, a 415,000 square foot office property located in the Central Perimeter submarket of Atlanta, Georgia.  The total purchase price for the note, which was previously under special servicer oversight, was $56.6 million plus an additional $318,000 in transaction costs.  Our share of such amount was approximately $45.0 million, comprised of an investment of approximately $37.0 million for a preferred equity interest in the joint venture that acquired the note and an investment of approximately $8.0 million for a 40% common equity interest. The joint venture foreclosed on the property on November 5, 2013. On December 13, 2013, we and our joint venture partner placed secured financing on the asset in the amount of $30.0 million, the net proceeds of which were used to repay a portion of our initial preferred equity investment, reducing our preferred equity interest to approximately $7.6 million. The balance of our investment in the joint venture was $15.5 million as of December 31, 2013.

On December 19, 2013, we acquired TPGI's interest in the Austin joint venture as part of the Mergers. As of December 31, 2013, we and Madison owned a 50% interest in the joint venture with CalSTRS. The Austin joint venture owns the following properties: San Jacinto Center; Frost Bank Tower; One Congress Plaza; One American Center; and 300 West 6th Street. On January 24, 2014, pursuant to a put right held by Madison, we purchased Madison’s approximately 17% interest in the Austin joint venture for a purchase price of approximately $41.5 million. On February 10, 2014, pursuant to an agreement entered into with CalSTRS, CalSTRS exercised an option to purchase 60% of Madison's former interest on the same terms that we acquired the interest from Madison for approximately $24.9 million. After giving effect to these transactions, we have a 40% interest in the Austin joint venture and the Austin properties, with CalSTRS owning the remaining 60%. The balance of the investment in the joint venture entity was $93.2 million as of December 31, 2013.

Financial Condition

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012

Assets.  In 2013, we continued the execution of our strategy of operating and acquiring office properties as well as disposing of non-core assets that no longer meet our investment criteria or for which a disposition would maximize value.  During the year ended December 31, 2013, total assets increased $1.0 billion or 53.4% as compared to the year ended December 31, 2012.  The primary reason for the increase relates to the Mergers, which closed on December 19, 2013, and the purchase of three additional wholly owned office properties, two parcels of land available for development, and investments in three unconsolidated joint ventures, partially offset by the disposition of six office properties during 2013. In addition, in connection with the Mergers, we also acquired a parcel of land in Houston, Texas and a 73% interest in a 302-unit residential condominium tower in Philadelphia, Pennsylvania.

Acquisitions and Improvements.  Our investment in office properties increased $754.1 million net of depreciation to a carrying amount of $2.3 billion at December 31, 2013 and consisted of 43 office properties.  The primary reason for the increase in office properties relates to the Mergers, which closed on December 19, 2013, and the purchase of three additional wholly owned office properties and two parcels of land available for development, partially offset by the sale of six office properties during 2013.

During the year ended December 31, 2013, we acquired TPGI’s ownership interest in two wholly owned office properties in Houston, Texas and five office properties in Austin, Texas through an indirect interest in the Austin joint venture, and purchased three additional wholly owned office properties, TRST's interest in four office properties, two parcels of land available for development, and invested in three unconsolidated joint ventures as follows (in thousands):

Office Property	Location	Type of Ownership	Ownership Share	Square Feet	Date Purchased	Gross Purchase Price
Tower Place 200	Atlanta, GA	Wholly owned	100.00%	258	01/17/2013	$56,250
Deerwood Portfolio (1)	Jacksonville, FL	Wholly owned	100.00%	1,019	03/07/2013	130,000
Tampa Fund II Assets (2)	Tampa, FL	Wholly owned	100.00%	788	03/25/2013	139,300
US Airways	Tempe, AZ	Joint venture	74.58%	225	06/03/2013	41,750
7000 Central Park (3)	Atlanta, GA	Joint venture	40.00%	415	09/11/2013	56,600
Lincoln Place	Miami, FL	Wholly owned	100.00%	140	12/06/2013	65,382
Bank of America Center (4)	Orlando, FL	Wholly owned	100.00%	417	12/23/2013	75,000

Cypress Center IV (5)	Tampa, FL	Wholly owned	100.00%	—	08/01/2013	2,900
Tempe Town Lake (5)	Tempe, AZ	Fund II	30.00%	—	08/27/2013	1,200

CityWestPlace (6)	Houston, TX	Wholly owned	100.00%	1,473	12/19/2013	N/A
San Felipe Plaza (6)	Houston, TX	Wholly owned	100.00%	980	12/19/2013	N/A
300 West 6th (7)	Austin, TX	Joint venture	33.33%	454	12/19/2013	N/A
One American Center (7)	Austin, TX	Joint venture	33.33%	504	12/19/2013	N/A
Frost Bank Tower (7)	Austin, TX	Joint venture	33.33%	535	12/19/2013	N/A
One Congress Plaza (7)	Austin, TX	Joint venture	33.33%	519	12/19/2013	N/A
San Jacinto Center (7)	Austin, TX	Joint venture	33.33%	410	12/19/2013	N/A
				8,137		$568,382

(1)	We purchased two office complexes (collectively, the "Deerwood Portfolio") totaling 1.0 million square feet located in the Deerwood submarket of Jacksonville, Florida.

(2)
We purchased TRST's interest in Corporate Center IV at International Plaza, Cypress Center I, II, III and Cypress Center garage, and The Pointe for $97.5 million, which represents TRST's 70% interest in these office properties.

(3)
We and our joint venture partner purchased the mortgage loan secured by 7000 Central Park. The joint venture foreclosed on the property on November 5, 2013. On December 13, 2013, we and our joint venture partner placed secured financing on the asset in the amount of $30.0 million, the net proceeds of which were used to repay a portion of our initial preferred equity investment, reducing the preferred equity interest to approximately $7.6 million.

(4)	We purchased TRST's interest in the Bank of America Center for $28.1 million plus the assumption of debt of approximately $23.7 million, representing TRST's 70% share.

(5)
We purchased approximately six acres of land available for development in Tampa, Florida and approximately one acre of land available for development in Tempe, Arizona. The land purchased in Tampa, Florida is adjacent to our Cypress Center I, II, and III assets and the land purchased in Tempe, Arizona is adjacent to our Hayden Ferry Lakeside and Tempe Gateway assets.

(6)	In connection with the Mergers, we acquired TPGI’s ownership interest in two wholly owned office properties in Houston, Texas.

(7)
In connection with the Mergers, we acquired TPGI’s ownership interest in five office properties in Austin, Texas through an indirect interest in the Austin joint venture. After giving effect to the transactions subsequent to December 31, 2013, as described in "Note 18 - Subsequent Events", we have a 40% interest in the CalSTRS joint venture and the Austin properties, with CalSTRS owning the remaining 60%.

During the year ended December 31, 2013, we capitalized building improvements of $35.4 million and recorded depreciation expense of $72.3 million related to our office properties.

Dispositions.  During the year ended December 31, 2013, we sold the following six office properties (in thousands):

Office Property	Type of Ownership	Location	Square Feet	Date of Sale	Gross Sales Price	Gain on Sale
Atrium at Stoneridge	Wholly Owned	Columbia, SC	108	03/20/2013	$3,050	$542
Waterstone	Wholly Owned	Atlanta, GA	93	07/10/2013	3,400	40
Meridian	Wholly Owned	Atlanta, GA	97	07/10/2013	6,800	55
Bank of America Plaza	Wholly Owned	Nashville, TN	436	07/17/2013	42,750	11,450
Lakewood II	Fund II	Atlanta, GA	123	10/31/2013	10,600	5,837
Carmel Crossing	Fund II	Charlotte, NC	326	11/08/2013	37,500	14,569
Total 2013			1,183		$104,100	$32,493

For a discussion of dispositions subsequent to December 31, 2013, please reference "Item 7. Management's Discussion and Analysis - Results of Operations - Discontinued Operations."

Condominium units.  In connection with the Mergers with TPGI, we acquired and consolidated our Murano residential condominium project, which we control. Our unaffiliated partner's interest is reflected on our consolidated balance sheets under the "Noncontrolling Interests" caption. Our partner owns 27% of the condominium project. Net proceeds from the project will be distributed, to the extent available, based on an order of preferences described in the partnership agreement. We may receive distributions, if any, in excess of our 73% ownership interest if certain return thresholds are met. The carrying value of our condominium units was $19.9 million as of December 31, 2013.

Mortgage Loans.  On June 3, 2013, we issued a first mortgage loan to an affiliate of US Airways, which is secured by the US Airways Building, a 225,000 square foot office building in Phoenix, Arizona. The $3.5 million mortgage loan has a fixed interest rate of 3.0% and matures on December 31, 2016.

Investment in unconsolidated joint ventures.  In addition to the 43 office and parking properties included in our consolidated financial statements, we also invested in three unconsolidated joint ventures with unrelated investors as of December 31, 2013. These investments are accounted for using the equity method of accounting. Accordingly, the assets and liabilities of the joint ventures are not included on our consolidated balance sheet at December 31, 2013. Information relating to these unconsolidated joint ventures is detailed below:

Joint Venture Entity	Property Name	Location	Parkway's Ownership%		Square Feet (in thousands)	Percentage Occupied
PKY/CalSTRS Austin, LLC	Various	Austin, TX	33.33%	(1)	2,422	85.5%
US Airways Building Tenancy in Common	US Airways Building	Phoenix, AZ	74.58%		225	100.0%
7000 Central Park JV LLC ("7000 Central Park")	7000 Central Park	Atlanta, GA	40.00%		414	74.8%
					3,061	85.1%

(1)	As of February 10, 2014, we owned a 40% interest in the Austin joint venture and the Austin properties.

We account for our investments in PKY/CalSTRS Austin, LLC, US Airways Building, and 7000 Central Park under the equity method of accounting. The balance of our investment in the joint ventures was $93.2 million, 42.5 million, and $15.5 million, respectively, as of December 31, 2013.

    Receivables and Other Assets. For the year ended December 31, 2013, rents receivable and other assets increased $53.7 million or 43.1%. The primary reason for the increase in receivables and other assets is due to the increase in lease costs and straight-line and other receivables related to the Mergers and the purchase of three additional wholly owned office properties during 2013.

Intangible Assets, Net.  For the year ended December 31, 2013, intangible assets net of related amortization increased $48.7 million or 41.2% and was primarily due to the Mergers and the purchase of three additional wholly owned office properties during 2013.

Assets Held for Sale and Liabilities Related to Assets Held for Sale. As of December 31, 2013, we classified assets held for sale totaling $16.3 million and liabilities related to assets held for sale totaling $566,000. Assets and liabilities held for sale relate to the Woodbranch Building in Houston, Texas and Mesa Corporate Center in Phoenix, Arizona. There were no assets or liabilities classified as held for sale in 2012.  For a complete discussion of assets and liabilities held for sale, please reference Results of Operations – Discontinued Operations."

Management Contracts, Net.  For the year ended December 31, 2013, management contracts decreased $5.2 million or 27.6% as a result of amortization recorded during the period, partially offset by a management contract assumed by us as part of our merger with TPGI. At December 19, 2013, the date of the Mergers, the contract was valued by an independent appraiser at $1.8 million.

Cash and Cash equivalents. Cash and cash equivalents decreased $23.2 million or 28.3% for the year ended December 31, 2013 primarily due to cash used to fund acquisitions, expenses associated with the Mergers, prepayments of two mortgage loans during the year, partially offset by proceeds received from our March 2013 underwritten public offering of common stock and the placement of our $120.0 million unsecured term loan.

Notes Payable to Banks. Notes payable to banks increased $41.0 million or 15.6% during the year ended December 31, 2013.  At December 31, 2013, notes payable to banks totaled $303.0 million and the net increase was attributable to borrowings used to redeem our Series D preferred stock and fund acquisitions during the year, partially offset by payments made utilizing proceeds received from our March 2013 underwritten public offering of common stock and from the sale of office properties.

On June 12, 2013, we entered into a term loan agreement for a $120 million unsecured term loan. The term loan has a maturity date of June 11, 2018, and has an accordion feature that allows for an increase in the size of the term loan to as much as $250 million. Interest on the term loan is based on LIBOR plus an applicable margin of 145 to 200 basis points depending on overall Company leverage (with the current rate set at 145 basis points). The term loan has substantially the same operating and financial covenants as required by our $215 million unsecured revolving credit facility. Wells Fargo Bank, National Association, acted as Administrative Agent and lender. We also executed a floating-to-fixed interest rate swap totaling $120.0 million, locking LIBOR at 1.6% for five years and resulting in an effective current interest rate of 3.3%. The term loan had an outstanding balance of $120.0 million at December 31, 2013.

Mortgage Notes Payable. During the year ended December 31, 2013, mortgage notes payable increased $491.6 million or 81.1% as a result of the following (in thousands):

Increase
(Decrease)
Assumption of mortgage debt on CityWestPlace and San Felipe Plaza	$321,030
Placement of mortgage debt on Phoenix Tower	80,000
Placement of mortgage debt on the Deerwood Portfolio	84,500
Assumption of mortgage debt on Lincoln Place	49,317
Modification of mortgage debt on Corporate Center Four	13,500
Fair value premium on mortgage debt acquired	16,613
Principal paid on early extinguishment of debt	(65,015)
Scheduled principal payments	(8,341)
$491,604

For a description of our outstanding mortgage debts, please reference "Item 7. Management's Discussion and Analysis -Liquidity and Capital Resources - Indebtedness - Mortgage Notes Payable."

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

Accounts Payable and Other Liabilities.  For the year ended December 31, 2013, accounts payable and other liabilities increased $106.2 million or 128.4% and is primarily due to the increase in below market leases associated with the Mergers and the acquisition of other properties during 2013, as well as increases in property taxes payable, prepaid rents, and other accrued expenses and accounts payable as a result of the Mergers and the purchase of additional properties, including severance liabilities associated with the Mergers and the closing of our Jackson, Mississippi office in 2013.

Equity.  Total equity increased $379.5 million or 39.7% during the year ended December 31, 2013 as a result of the following (in thousands):

Increase (Decrease)
Net loss attributable to Parkway Properties, Inc.	$(19,650)
Net income attributable to noncontrolling interest	7,613
Net loss	(12,037)
Change in fair value of interest rate swaps	9,779
Common stock dividends declared	(42,007)
Preferred stock dividends declared	(3,433)
Dividends on preferred stock redemption	(6,604)
Share-based compensation	5,725
Series D preferred stock redemption	(128,942)
Shares issued to Directors	220
Issuance of common stock	540,499
Shares issued pursuant to TPG Management Services Agreement	450
Shares withheld to satisfy tax withholding obligation on vesting of restricted stock	(49)
Issuance of operating partnership units	96,409
Issuance of limited voting stock	4
Noncontrolling interest attributable to Thomas Properties Group, Inc. Mergers	34,230
Distribution of capital to noncontrolling interests	(29,267)
Purchase of noncontrolling interest's share of office properties in Parkway Properties Office Fund II, L.P.	(85,462)
$379,515

Common and Limited Voting Stock. On March 25, 2013, we completed an underwritten public offering of 11.0 million shares of our common stock, plus an additional 1.65 million shares of our common stock issued and sold pursuant to the exercise of the underwriters' option to purchase additional shares in full, at the public offering price of $17.25 per share.  The net proceeds from the offering, after deducting the underwriting discount and offering expenses, were approximately $209.0 million.  We used the net proceeds of the common stock offering to redeem in full all of our outstanding Series D preferred stock and the remaining net proceeds to fund acquisition opportunities, to repay amounts outstanding from time to time under our senior unsecured revolving credit facility and for general corporate purposes.

On April 25, 2013, we redeemed all of our outstanding Series D preferred stock.  We paid $136.3 million to redeem the preferred shares and incurred a charge during the second quarter of $6.6 million, which represents the difference between the costs associated with the issuances, including the price at which such shares were paid, and the redemption price.

On December 19, 2013, we completed the Parent Merger and Partnership Merger contemplated by the Merger Agreement. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Parent Merger, each outstanding share of TPGI common stock was converted into the right to receive 0.3822 (the "Exchange Ratio") shares of our common stock, with cash paid in lieu of fractional shares, and each share of TPGI Limited Voting Stock was converted into the right to receive a number of shares of our limited voting stock, equal to the Exchange Ratio. At the effective time of the Partnership Merger, which occurred immediately prior to the Parent Merger, each outstanding TPG LP Units, including long term incentive units, was converted into the right to receive a number of Parkway LP Units equal to the Exchange Ratio. We issued 17,820,972 shares of our common stock and 4,451,461 shares of our limited voting stock as consideration in the Parent Merger and Parkway LP issued 4,451,461 Parkway LP Units in the Partnership Merger. On December 19, 2013, the last reported sales price per share of our common stock on the New York Stock Exchange was $18.05.

Shelf Registration Statement.  We have a universal shelf registration statement on Form S-3 (No. 333-189132) that was declared effective by the Securities and Exchange Commission on June 24, 2013. We may offer an indeterminate number or amount, as the case may be, of (i) shares of common stock, par value $.001 per share; (ii) shares of preferred stock, par value $.001 per share; (iii) depository shares representing our preferred stock; and (iv) warrants to purchase common stock, preferred stock or depository shares representing preferred stock; and (v) rights to purchase our common stock, all of which may be issued from time to time on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended.

Results of Operations

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012.

Net loss attributable to common stockholders for the years ended December 31, 2013 and 2012 was $29.7 million ($0.45 per basic and diluted common share) and $51.2 million ($1.62 per basic and diluted common share), respectively.  The decrease in net loss attributable to common stockholders for the year ended December 31, 2013 as compared to the year ended December 31, 2012 in the amount of $21.5 million is primarily attributable to a a $42.0 million non-cash impairment loss on management contracts and goodwill recognized in 2012, a $19.6 million increase in gains on the sale of real estate from discontinued operations recognized during 2013, and the purchase of three wholly owned office properties, offset by a $10.2 million non-cash impairment loss included in discontinued operations and recognized in connection with the sale of Waterstone and Meridian in Atlanta, Georgia and the valuation of Mesa Corporate Center, a 106,000 square foot office property located in Phoenix, Arizona, based on our estimated fair value of the asset, a $6.6 million charge related to the redemption of our Series D preferred stock, and additional severance costs recorded in connection with the closing of our Jackson, Mississippi office and the Mergers in 2013. The change in income (loss) from discontinued operations as well as other variances for income and expense items that comprise net loss attributable to common stockholders is discussed in detail below.

Office Properties.  The analysis below includes changes attributable to same-store properties and acquisitions of office properties. Same-store properties are consolidated properties that we owned for the current and prior year reporting periods, excluding properties classified as discontinued operations.  During the year ended December 31, 2013, we classified as discontinued operations six properties totaling 1.2 million square feet that were sold during 2013 and two properties totaling 215,000 square feet that were classified as held for sale at December 31, 2013.  At December 31, 2013, same-store properties consisted of 30 properties comprising 8.6 million square feet.

The following table represents revenue from office properties for the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended
	December 31,
	2013	2012	Increase (Decrease)	% Change
Revenue from office properties:
Same-store properties	$182,790	$184,023	$(1,233)	(0.7)%
Properties acquired	90,496	6,433	84,063	*N/M
Properties disposed	147	262	(115)	(43.9)%
Total revenue from office properties	$273,433	$190,718	$82,715	43.4%
*N/M – Not meaningful

Revenue from office properties for same-store properties decreased $1.2 million or 0.7% for the year ended December 31, 2013, compared to the year ended December 31, 2012. The primary reason for the decrease is due to a decrease in same-store average rental rates for same-store properties, partially offset by an increase in average same-store occupancy for the year ended December 31, 2013 compared to the year ended December 31, 2012. Average same-store occupancy for the years ended December 31, 2013 and 2012 was 89.9% and 88.3%, respectively.

The following table represents property operating expenses for the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended
	December 31,
	2013	2012	Increase (Decrease)	% Change
Expense from office properties:
Same-store properties	$73,024	$73,021	$3	—%
Properties acquired	35,579	2,523	33,056	*N/M
Properties disposed	278	1,291	(1,013)	(78.5)%
Total expense from office properties	$108,881	$76,835	$32,046	41.7%
*N/M – Not meaningful

Property operating expenses for same-store properties were consistent for the years ended December 31, 2013 and 2012.

Depreciation and amortization. Depreciation and amortization expense attributable to office properties increased $43.4 million for the year ended December 31, 2013 compared to the year ended December 31, 2012.  The primary reason for the increase is due to the purchase of nine office properties during 2012, which were owned for a full year during 2013, in addition to the purchase of three wholly owned office properties, and properties acquired in connection with the Mergers, partially offset by the disposition of six office properties during 2013. The total gross purchase price for acquisitions completed during the year ended December 31, 2013 was approximately $1.7 billion compared with $761.0 million for the year ended December 31, 2012.

Impairment Loss on Real Estate.  We recorded total impairment losses on real estate of $10.2 million and $9.2 million for the years ended December 31, 2013 and 2012, respectively.  For the year ended December 31, 2013, the impairment loss of $10.2 million related to assets included in discontinued operations. For the year ended December 31, 2012, $5.7 million of the total impairment losses recorded were related to an asset included in continuing operations and $3.5 million were related to discontinued operations. For 2013, impairment loss on real estate in discontinued operations was comprised of a $4.6 million loss in connection with our Waterstone and Meridian properties that were sold in 2013 and a $5.6 million loss in connection with the valuation of Mesa Corporate Center, a 106,000 square foot office property located in Phoenix, Arizona, based on our estimated fair value of the asset, and which was classified as held for sale at December 31, 2013. For 2012, impairment loss on continuing operations was comprised of a loss in connection with an asset in Jackson, Mississippi and impairment loss on real estate in discontinued operations was comprised of a loss in connection with an asset in Columbia, South Carolina which was sold in 2013.

Impairment Loss on Management Contracts and Goodwill.  During the year ended December 31, 2012, we recorded a $42.0 million non-cash impairment loss, net of deferred tax liability, associated with our investment in management contracts and goodwill.  Our strategy related to the third-party management business has changed since the acquisition of these contracts.  When the contracts were acquired, our strategy was to grow the third-party business and continue to add management contracts in our various markets.  While we still view the cash flows from this business as positive and the additional management contracts give us scale and critical mass in some of our key markets, we are no longer actively seeking to grow this portion of the business. Given this change in strategy, we determined that our management contracts and associated goodwill were impaired and recorded a $42.0 million non-cash impairment charge, net of deferred tax liability, during the fourth quarter of 2012. We did not record any impairment losses on management contracts and goodwill for the year ended December 31, 2013.

Change in Fair Value of Contingent Consideration.  On May 18, 2011, we closed on the agreement with Eola in which Eola contributed its property management company to us.  Eola's principals contributed the Management Company to us for initial consideration of $32.4 million in cash and contingent consideration of 1.8 million common units to Eola's principals through an earn-out and earn-up arrangement based on the achievement by the contributed management company of certain targeted annual gross fee revenue for the balance of 2011 and 2012.  The initial value of the common units was $31.0 million based on our stock price on the date of purchase.  However, due to the decline in our stock price during 2011, the value of the contingent consideration was reduced to $18.0 million, resulting in a change in fair value of the contingent consideration of $13.0 million recorded during the year ended December 31, 2011, as compared to an increase of $216,000 recorded during the year ended December 31, 2012, upon the issuance of the common units.  On December 30, 2011, we and the former Eola principals amended certain post-closing provisions of the contribution agreement to provide, among other things, that if the contributed management company achieved annual revenues in excess of the original 2011 target, all common units subject to the 2011 earn-out, the 2012 earn-out and the earn-up will be deemed earned and paid when the 2011 earn-out payment is made.  Based on the contributed management company revenue for 2011, the target was achieved and all common units were earned and issued to Eola's former principals on February 28, 2012.  As of December 31, 2012, all common units had been redeemed for our common stock.

Management Company Income and Expenses.  Management company income decreased $1.6 million and management company expenses increased $2.2 million during the year ended December 31, 2013, compared to the year ended December 31, 2012 and is primarily a result of the termination of management contracts during 2012 and 2013. The primary reason for the increase in management company expenses was an increase in personnel costs.

General and Administrative Expense.  General and administrative expense increased $9.2 million or 56.2% for the year ended December 31, 2013, compared to the year ended December 31, 2012. The increase is primarily due to additional severance expenses associated with the Mergers and the closing of our Jackson, Mississippi office as well as additional personnel expenses incurred during 2013 as part of transitioning our corporate office from Jackson, Mississippi to Orlando, Florida.

Acquisition Costs.  During the year ended December 31, 2013, we incurred $13.1 million in acquisition costs compared to $2.8 million for the year ended December 31, 2012. The primary reason for the increase is due to costs associated with the Mergers as well as purchases of three wholly owned office properties, TRST's interest in four office properties, two investments in unconsolidated joint ventures, and two parcels of land available for development in 2013, compared with the purchase of three Fund II office properties and a parking garage and six wholly owned office properties that closed during 2012. Our proportionate share of acquisition costs for the year ended December 31, 2013 and 2012 was $13.1 million and $2.1 million, respectively.

Share-Based and Long-Term Compensation Expense.  Compensation expense related to stock options, profits interest units ("LTIPS"), restricted shares and deferred incentive share units of $5.7 million and $432,000 was recognized for the years ended December 31, 2013 and 2012, respectively.  The primary reason for the increase in share-based compensation expense for the year ended December 31, 2013 was due to the additional expense associated with new grants under the Parkway Properties, Inc. and Parkway Properties LP 2013 Omnibus Equity Incentive Plan. Total compensation expense related to nonvested awards not yet recognized was $12.8 million at December 31, 2013. The weighted average period over which the expense is expected to be recognized is approximately 2 years.

We previously adopted a long-term cash incentive that was designed to reward significant outperformance over the three-year period beginning July 1, 2010.  The performance goals for actual payment under the long-term cash incentive required us to (i) achieve an absolute compounded annual total return to stockholders ("TRTS"), that exceeds 14% and (ii) achieve an absolute compounded annual TRTS that exceeds the compounded annual return of the RMS by at least 500 basis points.  As of June 30, 2013, which was the end of the performance period, we did not achieve the performance goals and the performance-based awards did not vest.

	Restricted Shares		Deferred Incentive Share Units		Stock Options		Restricted Stock Units		LTIP Units
	# of Shares	Weighted Average Grant-Date Fair Value	# of Share Units	Weighted Average Grant-Date Fair Value	# of Options	Weighted Average Grant-Date Fair Value	# of Stock Units	Weighted Average Grant-Date Fair Value	# of LTIP Units	Weighted Average Grant-Date Fair Value
Balance at 12/31/12	281,233	$8.34	17,760	$25.61	—	$—	—	$—	—	$—
Granted	—	—	—	—	1,850,000	4.17	462,616	17.56	214,443	9.79
Vested	(15,356)	14.76	—	—	—	—	—	—	—	—
Forfeited	(238,486)	7.15	(2,880)	13.81	—	—	(12,799)	14.00	—	—
Balance at 12/31/13	27,391	$15.04	14,880	$15.67	1,850,000	$4.17	449,817	$17.65	214,443	$9.79
*N/M-Not meaningful

Interest Expense.  Interest expense, including amortization of deferred financing costs, increased $11.3 million or 32.8% for the year ended December 31, 2013, compared to the year ended December 31, 2012 and is comprised of the following (in thousands):

	Year Ended
	December 31,
	2013	2012	Increase	% Change
Interest expense:
Mortgage interest expense	$36,843	$29,745	$7,098	23.9%
Credit facility interest expense	6,332	2,640	3,692	139.8%
Mortgage loan cost amortization	874	667	207	31.0%
Credit facility cost amortization	1,573	1,300	273	21.0%
Total interest expense	$45,622	$34,352	$11,270	32.8%

Mortgage interest expense increased $7.1 million or 23.9% for the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily due to $534.8 million of mortgage debt placed or assumed during 2013 in connection with office property acquisitions in 2013, $321.0 million of which relates to the Mergers, as well as a full year of interest expense for $132.2 million of mortgage debt placed or assumed during 2012 in connection with office property acquisitions in 2012, partially offset by interest savings on $65.0 million of principal paid on the early extinguishment of debt.

Credit facility interest expense increased $3.7 million or 139.8% for the year ended December 31, 2013 compared to the year ended December 31, 2012.  The increase is due to an increase in year-to-date average borrowings of $180.3 million offset by a decrease in the weighted average interest rate on average borrowings of 15 basis points. The increase in average borrowings is primarily due to the placement of a $125.0 million term loan in September 2012, the placement of a $120.0 million term loan in June 2013 and borrowings under our unsecured revolving credit facility to purchase office properties during 2012 and 2013 and to fund the redemption of our Series D preferred stock, offset by repayment of borrowings under our unsecured revolving credit facility from proceeds of our underwritten public common stock offerings during December 2012 and March 2013 and sales of office properties.

Discontinued Operations.  Discontinued operations are comprised of the following for the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended
	December 31,
	2013	2012
Statement of Operations:
Revenues
Income from office and parking properties	$14,976	$34,345
	14,976	34,345
Expenses
Office properties:
Operating expenses	6,835	15,029
Management company expense	(39)	350
Interest expense	485	6,143
(Gain) loss on extinguishment of debt	2,149	(1,494)
Non-cash expense on interest rate swap	—	(215)
Depreciation and amortization	4,561	7,843
Impairment loss	10,200	3,500
	24,191	31,156
Other Income/Expenses
Equity in loss of unconsolidated joint ventures	—	(19)

Income (loss) from discontinued operations	(9,215)	3,170
Gain on sale of real estate from discontinued operations	32,493	12,938
Total discontinued operations per Statement of Operations	23,278	16,108
Net income attributable to noncontrolling interest from discontinued operations	(13,443)	(4,820)
Total discontinued operations – Parkway's Share	$9,835	$11,288

All current and prior period income from the following office property dispositions is included in discontinued operations for the years ended December 31, 2013 and 2012 (in thousands).

Office Property	Location	Square Feet	Date of Sale	Net Sales Price	Net Book Value of Real Estate	Gain on Sale	Impairment Loss
Falls Pointe	Atlanta, GA	107	01/06/2012	$5,824	$4,467	$1,357	$—
111 East Wacker	Chicago, IL	1,013	01/09/2012	153,240	153,237	3	19,050
Renaissance Center	Memphis, TN	189	03/01/2012	27,661	24,629	3,032	9,200
Non-Core Assets	Various	1,932	Various	125,486	122,157	3,329	51,889
Overlook II	Atlanta, GA	260	04/30/2012	29,467	28,689	778	10,500
Wink	New Orleans, LA	32	06/08/2012	705	803	(98)	—
Ashford Center/ Peachtree Ridge	Atlanta, GA	321	07/01/2012	29,440	28,148	1,292	17,200
Sugar Grove	Houston, TX	124	10/23/2012	10,303	7,058	3,245	—
2012 Dispositions (1)		3,978		$382,126	$369,188	$12,938	$107,839
Atrium at Stoneridge (4)	Columbia, SC	108	03/20/2013	2,966	2,424	542	3,500
Waterstone	Atlanta, GA	93	07/10/2013	3,247	3,207	40	3,000
Meridian	Atlanta, GA	97	07/10/2013	6,615	6,560	55	1,600
Bank of America Plaza	Nashville, TN	436	07/17/2013	41,093	29,643	11,450	—
Lakewood II	Atlanta, GA	123	10/31/2013	10,240	4,403	5,837	—
Carmel Crossing	Charlotte, NC	326	11/08/2013	36,673	22,104	14,569	—
2013 Dispositions (2)		1,183		$100,834	$68,341	$32,493	$8,100

Office Property	Location	Square Feet	Date of Sale	Gross Sales Price
Woodbranch	Houston, TX	109	01/17/2014	$15,000
Mesa Corporate Center	Phoenix, AZ	106	01/31/2014	13,200
Properties Held for Sale at December 31, 2013 (3)		215		$28,200

(1)	Total gain on the sale of real estate in discontinued operations recognized for the year ended December 31, 2012 was $12.9 million, of which $8.1 million was our proportionate share.

(2)	Total gain on the sale of real estate in discontinued operations recognized for the year ended December 31, 2013 was $32.5 million, of which $18.2 million was our proportionate share.

(3)	Gains and losses on assets held for sale are expected to be finalized upon sale and reflected in the year-end December 31, 2014 financial statements.

(4)	Impairment loss incurred in year ended December 31, 2012.

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

On October 31, 2013, we sold Lakewood II, a 123,000 square foot office property located in Atlanta, Georgia, for a gross sale price of $10.6 million. We had a 30% ownership interest in the property, which was owned by Fund II. We received approximately $3.1 million in cash, our proportionate share of net proceeds from the sale, which was used to reduce amounts outstanding under our revolving credit facility. During the fourth quarter 2013, Fund II recognized a gain on the sale of Lakewood II of approximately $5.9 million, of which approximately $1.8 million was our share.

On November 8, 2013, we sold Carmel Crossing, a 326,000 square foot office property located in Charlotte, North Carolina, for a gross sale price of $37.5 million. We had a 30% ownership interest in the property, which was owned by Fund II. We received approximately $7.1 million in cash, our proportionate share of net proceeds from the sale, which was used to reduce amounts outstanding under our revolving credit facility. During the fourth quarter of 2013, Fund II recognized a gain on the sale of Carmel Crossing of approximately $14.6 million, of which $4.4 million was our share, and expenses related to the prepayment of the associated mortgage loan of approximately $2.1 million, of which approximately $0.6 million was our share.

On January 17, 2014, we sold the Woodbranch Building, a 109,000 square foot office property located in Houston, Texas, for a gross sale price of $15.0 million. We received approximately $13.9 million in net proceeds, which were used to fund subsequent acquisitions. We expect to book a gain of approximately $10.0 million during first quarter of 2014.

On January 31, 2014, we sold Mesa Corporate Center, a 106,000 square foot office property located in Phoenix, Arizona, for a gross sale price of $13.2 million. We received approximately $12.1 million in net proceeds from the sale, which were used to fund subsequent acquisitions. We expect to realize a gain of approximately $489,000 during the first quarter of 2014.

Income Taxes.  The analysis below includes changes attributable to current income tax expenses and deferred income tax benefit for the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended
	December 31,
	2013	2012	(Increase) Decrease	% Change
Income tax benefit (expense)
Income tax (expense) – current	$(555)	$(1,116)	$561	50.3%
Income tax benefit – deferred	1,960	855	1,105	(129.2)%
Total income tax benefit (expense)	$1,405	$(261)	$1,666	*N/M
*N/M – Not meaningful

Current income tax expense decreased $561,000 for the year ended December 31, 2013, compared to the year ended December 31, 2012.  The decrease is primarily attributable to an increase in expense for the period from our taxable REIT subsidiary ("TRS") in 2013.  Deferred income tax benefit increased $1.1 million for the year ended December 31, 2013 compared to the year ended December 31, 2012.  The increase is primarily attributable to the reduction in the value of our management contracts to $19.0 million at December 31, 2012. During 2012, the remaining useful life for these management contracts was reduced to 2.7 years for book amortization purposes.  At December 31, 2013, the deferred tax liability totaled $11,000.

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011.

Net loss attributable to common stockholders for the years ended December 31, 2012 and 2011 was $51.2 million ($1.62 per basic and diluted common share) and $137.0 million ($6.37 per basic and diluted common share), respectively.  The primary reason for the decrease in net loss attributable to common stockholders for the year ended December 31, 2012 as compared to the year ended December 31, 2011 in the amount of $85.8 million is primarily attributable to Parkway's proportionate share of impairment losses recorded during 2011 on our office properties of Parkway Properties Office Fund L.P. ("Fund 1"), net operating income recorded in 2012 from Fund II purchases which closed in the second quarter of 2011 and first quarter of 2012 and the purchase of  six wholly owned office properties during 2012, gains on sale of real estate from discontinued operations, and acquisition costs recognized in 2011, offset by non-cash impairment losses on real estate, management contracts and goodwill recorded during 2012.  The change in loss from discontinued operations as well as other variances for income and expense items that comprise net loss attributable to common stockholders is discussed in detail below.

Office Properties.  The analysis below includes changes attributable to same-store properties and acquisitions of office properties. Same-store properties are consolidated properties that we owned for the current and prior year reporting periods, excluding properties classified as discontinued operations.  During the year ended December 31, 2012, we classified as discontinued operations 23 properties totaling 4.0 million square feet, which were sold during 2012, six assets that were sold during 2013 totaling approximately 1.2 million square feet, and two properties totaling 215,000 square feet which were classified as held for sale at December 31, 2013.  At December 31, 2012, same-store properties consisted of 26 properties comprising 7.1 million square feet.

The following table represents revenue from office properties for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended
	December 31,
	2012	2011	Increase	% Change
Revenue from office properties:
Same-store properties	$123,869	$118,147	$5,722	4.8%
Properties acquired	66,849	12,254	54,595	*N/M
Total revenue from office properties	$190,718	$130,401	$60,317	46.3%
*N/M – Not meaningful

Revenue from office properties for same-store properties increased $5.7 million or 4.8% for the year ended December 31, 2012, compared to the same period for 2011.  The primary reason for the increase is due to an increase in average same-store occupancy for the year ended December 31, 2012 compared to the same period for 2011.  Average same-store occupancy increased 146 basis points for the year ended December 31, 2012 compared to the same period of 2011.

The following table represents property operating expenses for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended
	December 31,
	2012	2011	Increase (Decrease)	% Change
Expense from office properties:
Same-store properties	$51,899	$49,997	$1,902	3.8%
Properties acquired	24,936	5,250	19,686	*N/M
Total expense from office properties	$76,835	$55,247	$21,588	39.1%
*N/M – Not meaningful

Property operating expenses for same-store properties increased $1.9 million or 3.8% for the year ended December 31, 2012, compared to the same period of 2011. The primary reason for the increase is due to an increase in average same-store occupancy for the year ended December 31, 2012 compared to the same period for 2011. Average same-store occupancy increased 146 basis points for the year ended December 31, 2012 compared to the same period of 2011.

Depreciation and amortization expense attributable to office properties increased $25.5 million for the year ended December 31, 2012 compared to the same period for 2011.  The primary reason for the increase is due to the purchase of eight office properties and an additional interest in one property during 2011, which were owned for a full year during 2012, in addition to nine office properties purchased during 2012.  The total gross purchase price for acquisitions completed during the year ended December 31, 2012 was $761.0 million compared with $586.9 million for the same period of 2011.

Impairment Loss on Real Estate.  We recorded total impairment losses on real estate of $9.2 million and $196.3 million for the years ended December 31, 2012 and 2011, respectively.  For the year ended December 31, 2012, $5.7 million of the total impairment losses recorded were related to an asset included in continuing operations and $3.5 million were related to discontinued operations. For the year ended December 31, 2011, $6.4 million of the total impairment losses recorded were related to assets included in continuing operations and $189.9 million were related to discontinued operations.  For 2012, impairment loss on continuing operations was comprised of a loss in connection with an asset in Jackson, Mississippi. Impairment loss on real estate in discontinued operations was comprised of a loss in connection with an asset in Columbia, South Carolina that was sold in 2013.

For 2011, impairment losses on real estate in continuing operations were comprised of the $5.9 million loss in connection with two remaining assets in Jackson, Mississippi and Memphis, Tennessee, and a $500,000 loss on non-depreciable land in New Orleans, Louisiana.  Impairment losses on real estate in discontinued operations were comprised of the $105.4 million loss (our share was $29.3 million) in connection with sale of our interests in the Fund I office portfolio, a $51.2 million loss in connection with the sale of non-core assets and a parcel of land in Jackson, Mississippi; Memphis, Tennessee; and Richmond, Virginia, a

$19.1 million loss in connection with the sale of 111 East Wacker in Chicago, Illinois, a $11.6 million loss in connection with the Wells Fargo Building office property in Houston, Texas, all of which were classified as held for sale at December 31, 2011, and a $2.7 million loss in connection with the sale of Tower at 1301 Gervais in Columbia, South Carolina.

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

Impairment Loss on Mortgage Loan Receivable.  During the year ended December 31, 2011, we recorded a non-cash impairment loss on a mortgage loan of $9.2 million in connection with the B participation piece of a first mortgage loan secured by an 844,000 square foot office property in Dallas, Texas known as 2100 Ross.  The borrower is in default on the first mortgage loan and we did not believe we would recover our investment in the loan.  Therefore, we wrote off our total investment in the mortgage loan.  Our original cash investment in the loan was $6.9 million and was purchased in November 2007.

Change in Fair Value of Contingent Consideration.  On May 18, 2011, we closed on the agreement with Eola Capital LLC and certain of its affiliates ("Eola") in which Eola contributed its property management company to us.  Eola's principals contributed the management company to us for initial consideration of $32.4 million in cash and contingent consideration of 1.8 million common units to Eola's principals through an earn-out and earn-up arrangement based on the achievement by the Management Company of certain targeted annual gross fee revenue for the balance of 2011 and 2012.  The initial value of the common units was $31.0 million based on our stock price on the date of purchase.  However, due to the decline in our stock price during 2011, the value of the contingent consideration was reduced to $18.0 million, resulting in a change in fair value of the contingent consideration of $13.0 million recorded during the year ended December 31, 2011, as compared to an increase of $216,000 recorded during the year ended December 31, 2012, upon the issuance of the common units.  On December 30, 2011, we and the former Eola principals amended certain post-closing provisions of the contribution agreement to provide, among other things, that if the Management Company achieved annual revenues in excess of the original 2011 target, all common units subject to the 2011 earn-out, the 2012 earn-out and the earn-up will be deemed earned and paid when the 2011 earn-out payment is made.  Based on the Management Company revenue for 2011, the target was achieved and all common  units were earned and issued to Eola's principals on February 28, 2012.  As of December 31, 2012, all common units had been redeemed for our common stock.

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

A summary of our restricted stock and deferred incentive share unit activity is as follows:

	Restricted Shares	Weighted Average Price	Deferred Incentive Share Units	Weighted Average Price
Outstanding at December 31, 2010	479,930	$12.81	15,640	$25.71
Granted	235,168	10.31	20,435	23.97
Vested	(99,202)	23.99	(4,930)	45.11
Forfeited	(161,826)	10.68	(3,775)	20.38
Outstanding at December 31, 2011	454,070	9.83	27,370	21.65
Granted	21,900	10.15	—	—
Vested	(56,013)	21.55	(3,030)	14.93
Forfeited	(138,724)	8.18	(6,580)	14.06
Outstanding at December 31, 2012	281,233	$8.34	17,760	$25.61

We previously adopted a long-term cash incentive that was designed to reward significant outperformance over the three year period beginning July 1, 2010.  The performance goals for actual payment under the long-term cash incentive required us to (i) achieve an absolute compounded annual TRTS that exceeds 14% and (ii) achieve an absolute compounded annual TRTS that exceeds the compounded annual return of the RMS by at least 500 basis points.  As of June 30, 2013, which was the end of the performance period, the Company did not achieve the performance goals and the performance-based awards did not vest.

Interest Expense.  Interest expense, including amortization of deferred financing costs, increased $4.4 million or 14.8% for the year ended December 31, 2012, compared to the same period of 2011 and is comprised of the following (in thousands):

	Year Ended
	December 31,
	2012	2011	Increase (Decrease)	% Change
Interest expense:
Mortgage interest expense	$29,745	$22,758	$6,987	30.7%
Credit facility interest expense	2,640	5,578	(2,938)	-52.7%
Mortgage loan cost amortization	667	447	220	49.2%
Credit facility cost amortization	1,300	1,146	154	13.4%
Total interest expense	$34,352	$29,929	$4,423	14.8%

Mortgage interest expense increased $7.0 million or 30.7% for the year ended December 31, 2012 compared to the same period for 2011, primarily due to $132.2 million of mortgage debt placed or assumed during 2012 in connection with office property acquisitions in 2012 as well as a full year of interest expense for $309.2 million of mortgage debt placed or assumed during 2011 in connection with office property acquisitions in 2011.

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

Discontinued Operations.  Discontinued operations are comprised of the following for years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2012	2011
Statement of Operations:
Revenues
Income from office and parking properties	$34,345	$156,680
	34,345	156,680
Expenses
Office properties:
Operating expenses	15,029	70,738
Management company expense	350	288
Interest expense	6,143	31,477
(Gain) loss on extinguishment of debt	(1,494)	(7,635)
Non-cash expense on interest rate swap	(215)	2,338
Depreciation and amortization	7,843	62,030
Impairment loss	3,500	189,940
	31,156	349,176
Other Income/Expenses
Equity in loss of unconsolidated joint ventures	(19)	—

Income (loss) from discontinued operations	3,170	(192,496)
Gain on sale of real estate from discontinued operations	12,938	17,825
Total discontinued operations per Statements of Operations	16,108	(174,671)
Net (income) loss attributable to noncontrolling interest from discontinued operations	(4,820)	76,218
Total discontinued operations – Parkway's Share	$11,288	$(98,453)

All current and prior period income from the following office property dispositions is included in discontinued operations for the years ended December 31, 2012 and 2011 (in thousands).

Office Property	Location	Square Feet	Date of Sale	Net Sales Price	Net Book Value of Real Estate	Gain on Sale	Impairment Loss
233 North Michigan	Chicago, IL	1,070	05/11/2011	$156,546	$152,254	$4,292	$—
Greenbrier I & II	Hampton Roads, VA	172	07/19/2011	16,275	15,070	1,205	—
Glen Forest	Richmond, VA	81	08/16/2011	8,950	7,880	1,070	—
Tower at 1301 Gervais	Columbia, SC	298	09/08/2011	18,421	18,421	—	6,147
Wells Fargo	Houston, TX	134	12/09/2011	—	—	—	11,561
Fund I Assets	Various	1,956	12/31/2011	255,725	244,467	11,258	68,513
2011 Dispositions (1)		3,711		$455,917	$438,092	$17,825	$86,221
Falls Pointe	Atlanta, GA	107	01/06/2012	$5,824	$4,467	$1,357	$—
111 East Wacker	Chicago, IL	1,013	01/09/2012	153,240	153,237	3	19,050
Renaissance Center	Memphis, TN	189	03/01/2012	27,661	24,629	3,032	9,200
Non-Core Assets	Various	1,932	Various	125,486	122,157	3,329	51,889
Overlook II	Atlanta, GA	260	04/30/2012	29,467	28,689	778	10,500
Wink	New Orleans, LA	32	06/08/2012	705	803	(98)	—
Ashford Center/ Peachtree Ridge	Atlanta, GA	321	07/01/2012	29,440	28,148	1,292	17,200
Sugar Grove	Houston, TX	124	10/23/2012	10,303	7,058	3,245	—
2012 Dispositions (2)		3,978		$382,126	$369,188	$12,938	$107,839
Atrium at Stoneridge (5)	Columbia, SC	108	03/20/2013	2,966	2,424	542	3,500
Waterstone	Atlanta, GA	93	07/10/2013	3,247	3,207	40	3,000
Meridian	Atlanta, GA	97	07/10/2013	6,615	6,560	55	1,600
Bank of America Plaza	Nashville, TN	436	07/17/2013	41,093	29,643	11,450	—
Lakewood II	Atlanta, GA	123	10/31/2013	10,240	4,403	5,837	—
Carmel Crossing	Charlotte, NC	326	11/08/2013	36,673	22,104	14,569	—
2013 Dispositions (3)		1,183		$100,834	$68,341	$32,493	$8,100

Office Property	Location	Square Feet	Date of Sale	Gross Sales Price
Woodbranch	Houston, TX	109	01/17/2014	$15,000
Mesa Corporate Center	Phoenix, AZ	106	01/31/2014	13,200
Properties Held for Sale at December 31, 2013 (4)		215		$28,200
(1) Total gain on the sale of real estate in discontinued operations recognized for the year ended December 31, 2012 was $17.8 million, of which $9.8 million was our proportionate share.
(2) Total gain on the sale of real estate in discontinued operations recognized during the year ended December 31, 2012 was $12.9 million, of which $8.1 million was our proportionate share.
(3) Total gain on the sale of real estate in discontinued operations recognized during the year ended December 31, 2013 was $32.5 million, of which $18.2 million was our proportionate share.
(4) Gains and losses on assets held for sale are expected to be finalized upon sale and reflected in the year-end December 31, 2014 financial statements.
(5) Impairment loss incurred in year ended December 31, 2012.

During the year ended December 31, 2012, we entered into an agreement to sell the 13 office properties, totaling 2.7 million square feet, owned by Fund I to our partner in the fund for a gross sales price of $344.3 million, of which $97.4 million was our share.  As of December 31, 2011, we had completed the sale of nine of these 13 assets. As of July 1, 2012, we had completed the sale of the remaining four Fund I assets.  We received approximately $14.2 million in net proceeds from the sales of the Fund I assets, and the proceeds were used to reduce amounts outstanding under our credit facilities.  Upon sale, the buyer assumed a total of $292.0 million in mortgage loans, of which $82.4 million was our share.

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

We completed the sale of four additional assets during the year ended December 31, 2012, including the sale of 111 East Wacker, a 1.0 million square foot office property located in Chicago, Illinois, the Wink building, a 32,000 square foot office property in New Orleans, Louisiana, Sugar Grove, a 124,000 square foot office property in Houston, Texas, and Falls Pointe, a 107,000 square foot office property located in Atlanta, Georgia and owned by Fund II for aggregate gross sales price of $168.8 million.  We received approximately $14.8 million in aggregate net proceeds from these sales, which were used to reduce amounts outstanding under our revolving credit facility.  In connection with the sale of 111 East Wacker, the buyer assumed the existing $147.9 mortgage loan upon sale.

Income Taxes.  The analysis below includes changes attributable to current income tax expenses and deferred income tax benefit for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended
	December 31,
	2012	2011	(Increase) Decrease	% Change
Income tax benefit (expense)
Income tax (expense) – current	$(1,116)	$(486)	$(630)	(129.6)%
Income tax benefit – deferred	855	430	425	98.8%
Total income tax benefit (expense)	$(261)	$(56)	$(205)	366.1%

Current income tax expense increased $630,000 for the year ended December 31, 2012, compared to the year ended December 31, 2011.  The increase is primarily attributable to an decrease in revenue for the period from our TRS, which was purchased in May 2011.  Deferred income tax benefit increased $425,000 for the year ended December 31, 2012 compared to the same period of 2011.  The increase is primarily attributable to the change in deferred tax liability recorded as part of the purchase price allocation associated with the Eola management company.  At December 31, 2012, the deferred tax liability totaled $2.0 million.

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

Cash
Cash and cash equivalents were $58.7 million and $81.9 million at December 31, 2013 and 2012, respectively.  Cash flows provided by operating activities for the years ended December 31, 2013 and 2012 were $65.1 million and $61.6 million, respectively.  The increase in cash flows from operating activities of $3.5 million is primarily attributable to the change in receivables and other assets.

Cash used in investing activities was $146.9 million and $588.5 million for the years ended December 31, 2013 and 2012, respectively.  The decrease of cash flows from investing activities of $441.6 million is primarily attributable to the difference in the cash paid for investments in real estate.
Cash provided by financing activities was $58.6 million and $533.6 million for the year ended December 31, 2013 and 2012, respectively.  The decrease in cash provided by financing activities of $475.0 million is primarily attributable the redemption of the preferred stock, distributions to noncontrolling interest partners, and the assumption of mortgage note payables.
Indebtedness.

Notes Payable to Banks.  At December 31, 2013, we had a total of $303.0 million outstanding under the following credit facilities (in thousands):

Credit Facilities	Lender	Interest Rate	Maturity	Outstanding Balance
$10.0 Million Unsecured Working Capital Revolving Credit Facility	PNC Bank	—%	03/29/2016	$—
$215.0 Million Unsecured Revolving Credit Facility	Wells-Fargo	2.0%	03/29/2016	58,000
$125.0 Million Unsecured Term Loan (1)	Key Bank	2.5%	09/27/2017	125,000
$120.0 million term loan facility (2)		3.3%	06/11/2018	120,000
		2.7%		$303,000

(1)
Effective October 1, 2012, the Company executed two floating-to-fixed interest rate swaps associated with the Term Loan Facility totaling $125 million, locking LIBOR at 0.7% for five years. The loan bears interest at LIBOR plus the applicable spread which ranges between 150 to 225 basis points based on overall Company leverage. The spread associated with the loan is 1.75% resulting in an all-in rate of 2.45%.

(2)
Effective June 12, 2013, the Company entered into a new floating-to-fixed interest rate swap associated with a New Term Loan Facility totaling $120 million, locking LIBOR at 1.6% for five years. The loan bears interest at LIBOR plus the applicable spread which ranges between 145 to 220 basis points based on overall Company leverage. The current spread associated with the loan is 1.7% resulting in an all-in rate of 3.3%.

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

On September 27, 2012, we closed a $125 million unsecured term loan.  The term loan has a maturity date of September 27, 2017, and has an accordion feature that allows for an increase in the size of the term loan to as much as $250 million, subject to certain conditions.  Interest on the term loan is based on LIBOR plus an applicable margin of 150 to 225 basis points depending on our overall leverage (with the current rate set at 150 basis points).  The term loan has substantially the same operating and financial covenants as required by our current unsecured revolving credit facility.  Keybanc Capital Markets, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as Joint Lead Arrangers and Joint Bookrunners on the term loan.  In addition, Keybank National Association acted as Administrative Agent; Bank of America, N. A. acted as Syndication Agent; and Wells Fargo Bank, National Association acted as Documentation Agent.  Other participating lenders include Royal Bank of Canada, PNC Bank, National Association, U. S. Bank National Association, and Trustmark National Bank. On September 28, 2012, we executed two floating-to-fixed interest rate swaps totaling $125 million, locking LIBOR at 0.7% for five years, which results in an initial all-in interest rate of 2.2%.  The term loan has substantially the same operating and financial covenants as required by our current unsecured revolving credit facility. The term loan had an outstanding balance of $125 million at December 31, 2013.

On June 12, 2013, we entered into a term loan agreement for a $120 million unsecured term loan. The term loan has a maturity date of June 11, 2018, and has an accordion feature that allows for an increase in the size of the term loan to as much as $250 million. Interest on the term loan is based on LIBOR plus an applicable margin of 145 to 200 basis points depending on our overall leverage (with the current rate set at 145 basis points). The term loan has substantially the same operating and financial covenants as required by our $215 million unsecured revolving credit facility. Wells Fargo Bank, National Association, acted as Administrative Agent and lender. We also executed a floating-to-fixed interest rate swap totaling $120.0 million, locking LIBOR at 1.6% for five years and resulting in an effective initial interest rate of 3.1%. The term loan had an outstanding balance of $120.0 million at December 31, 2013.

We monitor a number of leverage and other financial metrics including, but not limited to, debt to total asset value ratio, as defined in the loan agreements for our credit facility.  In addition, we also monitor interest, fixed charge and modified fixed charge coverage ratios, as well as the net debt to EBITDA multiple.  The interest coverage ratio is computed by comparing the cash interest accrued to EBITDA. The interest coverage ratio for the years ended December 31, 2013 and 2012 was 3.8 times, respectively.  The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA.  The fixed charge coverage ratio for the years ended December 31, 2013 and 2012 was 2.9 and 2.1 times, respectively.  The modified fixed charge coverage ratio is computed by comparing the cash interest accrued and preferred dividends paid to EBITDA.  The modified fixed charge coverage ratio for the years ended December 31, 2013 and 2012 was 3.5 and 2.4 times, respectively.  The net debt to EBITDA multiple is computed by comparing our share of net debt to EBITDA for the current quarter, as annualized and adjusted pro forma for any completed investment activities.  The net debt to EBITDA multiple for the years ended December 31, 2013 and 2012 was 6.7 and 5.3 times, respectively.  Management believes various leverage and other financial metrics it monitors provide useful information on total debt levels as well as our ability to cover interest, principal and/or preferred dividend payments.

Mortgage Notes Payable.  At December 31, 2013, we had $1.1 billion in mortgage notes payable secured by office properties, with an average interest rate of 4.7%.

The table below presents the principal payments due and weighted average interest rates for total mortgage notes payable, at December 31, 2013 (in thousands).

	Weighted Average Interest Rate	Total Mortgage Maturities	Balloon Payments	Recurring Principal Amortization
Schedule of Mortgage Maturities by Years:
2014	5.4%	$11,896	$—	$11,896
2015	4.0%	31,983	14,013	17,970
2016	4.6%	262,640	244,746	17,894
2017	5.7%	124,746	107,939	16,807
2018	4.5%	212,713	193,952	18,761
Thereafter	4.5%	437,619	413,412	24,207
Total principal maturities		1,081,597	974,062	107,535
Fair value premium on mortgage debt acquired	n/a	15,896	—	—
Total principal maturities and fair value premium on mortgage debt acquired	4.7%	$1,097,493	$974,062	$107,535
Fair value at 12/31/13		$1,062,648

On January 11, 2012, Fund II obtained a $23.5 million non-recourse, first-mortgage loan secured by The Pointe, a 252,000 square foot office property located in the Westshore submarket of Tampa, Florida. The mortgage loan has a fixed interest rate of 4.0% and is interest only for the first 42 months of the term with a maturity of February 10, 2019.

On February 10, 2012, Fund II obtained a $50.0 million non-recourse mortgage loan, of which $15.0 million is our share, secured by Hayden Ferry II, a 300,000 square foot office property located in the Tempe submarket of Phoenix, Arizona.  The mortgage loan matures in July 2018 and bears interest at LIBOR plus the applicable spread which ranges from 250 to 350 basis points over the term of the loan.  In connection with this mortgage loan, Fund II entered into an interest rate swap that fixes LIBOR at 1.5% through January 25, 2018, which equates to a total interest rate ranging from 4.0% to 5.0%.  The mortgage loan is cross-collateralized, cross-defaulted, and coterminous with the mortgage loan secured by Hayden Ferry I.

On November 15, 2012, in connection with the purchase of Westshore Corporate Center in Tampa, Florida, we assumed a $14.5 million non-recourse mortgage loan with a maturity of May 2015.  The mortgage loan has a fixed interest rate of 5.8%. In accordance with GAAP, the mortgage loan was recorded at $15.7 million to reflect the value of the instrument based on a market interest rate of 2.5% on the date of purchase.

On December 31, 2012, in connection with the purchase of NASCAR Plaza in Charlotte, North Carolina, we assumed a $42.6 million non-recourse mortgage loan.  The mortgage loan matures in March 2016 and currently bears interest at a rate of 4.7%.  In connection with this mortgage loan, the Company assumed a $30.0 million interest rate swap that fixes LIBOR at 2.3% through February 1, 2016.  In accordance with GAAP, the mortgage loan was recorded at $43.0 million to reflect the value of the instrument based on a market interest rate of 3.4% on the date of purchase.

On February 20, 2013, we obtained an $80.0 million non-recourse first mortgage loan secured by Phoenix Tower, a 626,000 square foot office property in Houston, Texas.  The mortgage loan has a fixed interest rate of 3.9%, an initial 24-month interest only period and a maturity date of March 2023.

On March 7, 2013, simultaneous with the purchase of the Deerwood Portfolio, we obtained an $84.5 million first mortgage loan, which is secured by the office properties in the portfolio. The mortgage loan bears interest at a fixed rate of 3.9% and matures on April 1, 2023. Payments of interest only are due on the loan for three years, after which the principal amount of the loan begins amortizing over a 30-year period until maturity. The loan is pre-payable after May 1, 2015, but any such prepayment is subject to a yield maintenance premium. The agreement governing the mortgage loan contains customary rights of the lender to accelerate the loan upon, among other things, a payment default or if certain representations and warranties made by the borrower are untrue.

On March 25, 2013, simultaneous with the purchase of TRST's 70% interest in the Tampa Fund II assets, we assumed $40.7 million of existing first mortgage loans that are secured by the properties, which represents TRST's 70% share of the approximately $58.1 million of the existing first mortgage indebtedness.

On May 31, 2013, we modified the existing $22.5 million first mortgage loan secured by Corporate Center Four, a 250,000 square foot office property located in the Westshore submarket of Tampa, Florida. The modified first mortgage loan has a principal balance of $36.0 million, a weighted average fixed interest rate of 4.6%, an initial 24-month interest only period and a maturity date of April 8, 2019. In conjunction with the modification, we executed a floating-to-fixed interest rate swap fixing the interest rate on the additional $13.5 million in loan proceeds at 3.3%.

On June 12, 2013, we repaid two first mortgage loans totaling $55.0 million that were secured by Cypress Center, a 286,000 square foot office complex in Tampa, Florida, and NASCAR Plaza, a 394,000 square foot office property in Charlotte, North Carolina. The two mortgage loans had a weighted average interest rate of 3.6% and were scheduled to mature in 2016. We repaid the mortgage loans using proceeds from its $120.0 million unsecured term loan.

On June 28, 2013, we modified the existing mortgage loan secured by Hayden Ferry II, a 299,000 square foot office property located in the Tempe submarket of Phoenix, Arizona.  The loan modification eliminates quarterly principal payments of $625,000.  As a result of the modification, loan payments are now interest-only through February 2015.  The mortgage loan bears interest at LIBOR plus an applicable spread which ranges from 250 to 350 basis points.  We entered into a floating-to-fixed interest rate swap that fixed LIBOR on the original loan at 1.5% through January 2018 and resulted in an all-in interest rate of 4.7% on December 31, 2013.  Effective August 1, 2013, we entered into a second floating-to-fixed interest rate swap which fixes LIBOR at 1.7% through January 2018 on the additional notional amount of $625,000 associated with the loan modification, resulting in an all-in interest rate of 4.9%.  This loan is cross-defaulted with Hayden Ferry I, IV and V.

On December 6, 2013 in connection with the purchase of Lincoln Place, we assumed a mortgage loan with a balance of $49.3 million at December 31, 2013, with a fixed interest rate of 3.6% and a maturity date of June 11, 2016.

On December 19, 2013, in connection with the purchase of TPGI, we assumed $321.0 million of existing first mortgage loans. The mortgage loan for CityWestPlace I and II carries a balance of $117.7 million at December 31, 2013, with a fixed interest rate of 3.5% and a maturity date of July 6, 2016. The mortgage loan for CityWestPlace III and IV carries a balance of $93.3 million at December 31, 2013, with a fixed interest rate of 4.3% and a maturity date of March 5, 2020. The mortgage loan for San Felipe Plaza carries a balance $110.0 million at December 31, 2013, with a fixed interest rate of 4.3% and a maturity date of December 1, 2018.

On December 23, 2013, we acquired TRST's 70% interest in the Bank of America Center, an approximately 417,000 square foot office building located in in the central business district of Orlando, Florida, giving us 100% ownership of the asset. Our purchase price for TRST's 70% interest in the Bank of America Center was $52.5 million, based on an agreed-upon gross valuation of $75.0 million. The existing mortgage loan secured by the Bank of America Center has a current outstanding balance of approximately $33.9 million, a fixed interest rate of 4.74% and a maturity date of May 2018.

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

We designated the swaps as cash flow hedges of the variable interest rates on our $125.0 million unsecured term loan, our $120 million unsecured loan, and the debt secured by 245 Riverside, Corporate Center Four, Bank of America Center, Two Ravinia, Hayden Ferry I, and Hayden Ferry II.

Our interest rate hedge contracts at December 31, 2013 and 2012 are summarized as follows (in thousands):

						Asset (Liability) Balance
						December 31,
Type of Hedge	Balance Sheet Location	Notional Amount	Maturity Date	Reference Rate	Fixed Rate	2013	2012
Swap	Account payable and other liabilities	$12,088	11/18/2015	1-month LIBOR	4.1%	$—	$(582)
Swap	Account payable and other liabilities	30,000	02/01/2016	1-month LIBOR	2.3%	—	(1,787)
Swap	Receivables and Other Assets	50,000	09/28/2017	1-month LIBOR	2.5%	769	(43)
Swap	Account payable and other liabilities	120,000	06/11/2018	1-month LIBOR	3.3%	(985)	—
Swap	Receivables and Other Assets	13,500	10/08/2018	1-month LIBOR	3.3%	90	—
Swap	Receivables and Other Assets	75,000	09/28/2017	1-month LIBOR	2.5%	1,162	(65)
Swap	Account payable and other liabilities	625	01/25/2018	1-month LIBOR	4.9%	(49)	—
Swap	Account payable and other liabilities	33,875	11/18/2017	1-month LIBOR	4.7%	(1,973)	(3,312)
Swap	Account payable and other liabilities	22,000	01/25/2018	1-month LIBOR	4.5%	(1,067)	(1,923)
Swap	Account payable and other liabilities	45,625	01/25/2018	1-month LIBOR	4.7%	(383)	(1,581)
Swap	Account payable and other liabilities	9,250	09/30/2018	1-month LIBOR	5.3%	(703)	(1,218)
Swap	Account payable and other liabilities	22,500	10/08/2018	1-month LIBOR	5.4%	(1,843)	(3,135)
Swap	Account payable and other liabilities	22,100	11/18/2018	1-month LIBOR	5.0%	(1,427)	(2,639)
						$(6,409)	$(16,285)

On March 25, 2013, in connection with the purchase of TRST's interest in the Tampa Fund II Assets, we assumed the remaining 70% of two interest rate swaps, with a total notional amount of $34.6 million associated with the mortgage notes secured by Cypress Center I, II and III and Corporate Center Four.

On May 31, 2013, we executed a floating-to-fixed interest rate swap for a notional amount of $13.5 million, associated with the modification of the first mortgage loan secured by Corporate Center Four in Tampa, Florida, which fixes LIBOR at 3.3% through October 8, 2018.

On June 12, 2013, we executed a floating-to-fixed interest rate swap for a notional amount of $120.0 million, associated with our $120.0 million term loan that fixes LIBOR at 1.6% for five years, which resulted in an initial all-in interest rate of 3.1%. The interest rate swap matures June 11, 2018.

On June 28, 2013, we modified the existing mortgage loan secured by Hayden Ferry II, a 299,000 square foot office property located in the Tempe submarket of Phoenix, Arizona. The loan modification eliminates quarterly principal payments of $625,000. As a result of the modification, loan payments are now interest-only through February 2015. The mortgage loan bears interest at LIBOR plus an applicable spread which ranges from 250 to 350 basis points. We entered into a floating-to-fixed interest rate swap which fixed LIBOR on the original loan at 1.5% through January 2018. Effective August 1, 2013, we entered into a second floating-to-fixed interest rate swap which fixes LIBOR at 1.7% through January 2018 on the additional notional amount associated with the loan modification. This loan is cross-defaulted with Hayden Ferry I, IV and V.

We designated these swaps as cash flow hedges of the variable interest payments associated with the mortgage loans.

Equity

We have a universal shelf registration statement on Form S-3 (No. 333-189132) that was declared effective by the Securities and Exchange Commission on June 24, 2013. We may offer an indeterminate number or amount, as the case may be, of (i) shares of common stock, par value $.001 per share; (ii) shares of preferred stock, par value $.001 per share; (iii) depository shares representing our preferred stock; and (iv) warrants to purchase common stock, preferred stock or depository shares representing preferred stock; and (v) rights to purchase our common stock, all of which may be issued from time to time on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended.

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

On April 25, 2013, we redeemed all of our outstanding Series D preferred stock.  We paid $136.3 million to redeem the preferred shares and incurred a charge during the second quarter of $6.6 million, which represents the difference between the costs associated with the issuances, including the price at which such shares were paid, and the redemption price.

On December 19, 2013, we completed the Parent Merger and Partnership Merger contemplated by the Merger Agreement. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Parent Merger, each outstanding share of TPGI common stock was converted into the right to receive 0.3822 (the "Exchange Ratio") shares of our common stock, with cash paid in lieu of fractional shares, and each share of TPGI Limited Voting Stock was converted into the right to receive a number of shares of our limited voting stock, equal to the Exchange Ratio, which are convertible to our common stock. At the effective time of the Partnership Merger, which occurred immediately prior to the Parent Merger, each outstanding TPG LP Units, including long term incentive units, was converted into the right to receive a number of Parkway LP Units equal to the Exchange Ratio. We issued 17,820,972 shares of our common stock and 4,451,461 shares of our limited voting stock as consideration in the Partnership Merger and Parkway LP issued 4,451,461 Parkway LP Units in the Partnership Merger. On December 19, 2013, the last reported sales price per share of our common stock on the New York Stock Exchange was $18.05.

On January 10, 2014, we completed an underwritten public offering of 10,500,000 shares of our common stock at the public offering price of $18.15. On February 11, 2014, we sold an additional 1,325,000 shares of our common stock at the public offering price of $18.15 pursuant to the exercise of the underwriters’ option to purchase additional shares. The net proceeds from the offering, including shares sold pursuant to the underwriters’ option to purchase additional shares, after deducting the underwriting discount and offering expenses payable by us, were approximately $205.5 million, which we expect to use to fund potential acquisition opportunities, to repay amounts outstanding from time to time under our senior unsecured revolving credit facility and/or for general corporate purposes.

Capital Expenditures

We presently have plans to make recurring capital expenditures to our office properties during 2014 of approximately $35.0 to $39.0 million on a consolidated basis, with the same amount representing our share of recurring capital improvements. During the year ended December 31, 2013, we incurred $21.7 million in recurring capital expenditures on a consolidated basis, with $18.4 million representing our share.  These costs include tenant improvements, leasing costs and recurring building improvements. Additionally, we presently have plans to make improvements related to upgrades on properties acquired in recent years that were anticipated at the time of purchase in 2014 of approximately $42.0 to $46.0 million on a consolidated basis, with approximately $39.0 to $43.0 million representing our share.  During the year ended December 31, 2013, we incurred $24.2 million related to upgrades on properties acquired in recent years that were anticipated at the time of purchase and major renovations that are nonrecurring in nature to office properties, with $19.6 million representing our share.  All such improvements were financed, or will be financed, with cash flow from the properties, capital expenditure escrow accounts, advances from our senior unsecured revolving credit facility and contributions from joint venture partners.

Dividends

During 2013, we paid $45.2 million in dividends, $41.8 million to our common stockholders and $3.4 million to our series D preferred stockholders. These dividends were funded with cash flow from the properties, proceeds from the sales of properties, proceeds from the issuance of common stock or borrowings on our credit facility. For additional information on our distribution policy, see "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Price of and Dividends on the Issuer's Common Equity and Series D Preferred Stock."

Contractual Obligations

We have contractual obligations including mortgage notes payable and lease obligations.  The table below presents total payments due under specified contractual obligations by year through maturity at December 31, 2013 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	2014	2015	2016	2017	2018	Thereafter
Long-Term Debt (includes principal and interest and credit facility)	$1,668,917	$75,983	$94,563	$372,221	$290,488	$362,774	$472,887
Operating Leases	285	156	66	32	21	10	—
Ground Lease Payments	34,972	792	872	793	793	793	30,929
Purchase Obligations (Tenant improvements)	8,189	7,805	—	69	—	315	—
Total	$1,712,363	$84,736	$95,501	$373,115	$291,302	$363,892	$503,816

The amounts presented above for long-term debt include principal and interest payments.  Long-term debt includes principal and interest payments due for mortgage notes payable, as well as principal and interest payments under our $215.0 million credit facilities which matures March 29, 2016, our $125.0 million unsecured term loan which matures September 27, 2017, and our $120 million unsecured term loan which matures June 2018.  The amounts presented for purchase obligations represent the remaining tenant improvement allowances and lease inducement costs for leases in place and commitments for building improvements at December 31, 2013.

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
(3)  Depreciable lives applied to real estate and improvements to real estate; and
(4)  Initial recognition, measurement and allocation of the cost of real estate acquired; and
(5) Share-based compensation.

Revenue Recognition.  Revenue from real estate rentals is recognized on a straight-line basis over the terms of the respective leases.  The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as straight line rent receivable on the accompanying balance sheets.

When we are the owner of the tenant improvements, the leased space is ready for its intended use when the tenant improvements are substantially completed. In limited instances, when the customer is the owner of the tenant improvements, straight-line rent is recognized when the customer takes possession of the unimproved space.

The leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses.  Property operating cost recoveries from customers ("expense reimbursements") are recognized as revenue in the period in which the expenses are incurred.  The computation of expense reimbursements is dependent on the provisions of individual customer leases.  Most customers make monthly fixed payments of estimated expense reimbursements.  We make adjustments, positive or negative, to expense reimbursement income quarterly to adjust the recorded amounts to our best estimate of the final property operating costs based on the most recent quarterly budget.  After the end of the calendar year, we compute each customer's final expense reimbursements and issue a bill or credit for the difference between the actual amount and the amounts billed monthly during the year.

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

Initial Recognition, Measurement and Allocation of the Cost of Real Estate Acquired.  We account for our acquisitions of real estate by allocating the fair value of real estate to acquired tangible assets, consisting of land, building, garage, building improvements and tenant improvements, identified intangible assets and liabilities, which consist of the value of above and below market leases, lease costs, the value of in-place leases, customer relationships and any value attributable to above or below market debt assumed with the acquisition.

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
Share Based Compensation. We account for share-based employee compensation plans under the fair value recognition and measurement provisions in accordance with applicable accounting standards, which require all share-based payments to employees to be measured based on the grant-date fair value of the awards.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-2, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires disclosure of the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. The disclosure requirements were effective for the Company on January 1, 2013, and the Company does not expect the guidance to have a material impact on its consolidated financial statements.

In June 2013, the Financial Accounting Standards Board ratified Emerging Issues Task Force (EITF) Issue 13-C, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" which concludes an unrecognized tax benefit should be presented as a reduction of a deferred tax asset when settlement in this manner is available under the tax law. This guidance has been retroactively applied for the year ended December 31, 2013. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In July 2013, the FASB issued ASU 2013-10, "Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes," which amends Topic 815 (Derivatives and Hedging) to permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the U.S. Treasury rate and the London Interbank Offered Rate ("LIBOR"). The amendments were effective for the Company prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013, and the Company does not expect the guidance to have a material impact on its consolidated financial statements.

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

The following table presents a reconciliation of our net loss to FFO for the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended
	December 31,
	2013	2012
Net loss for Parkway Properties, Inc.	$(19,650)	$(39,395)
Adjustments to derive FFO:
Depreciation and amortization	118,031	74,626
Depreciation and amortization - discontinued operations	4,561	7,844
Noncontrolling interest depreciation and amortization	(24,705)	(32,111)
Noncontrolling interest – unit holders	(291)	(269)
Preferred dividends	(3,433)	(10,843)
Convertible preferred dividends	—	(1,011)
Dividends on preferred stock redemption	(6,604)	—
Gain on sale of real estate (Parkway's share)	(18,209)	(8,086)
Impairment loss on depreciable real estate (Parkway's share)	10,200	9,200
FFO attributable to common stockholders (1)	$59,900	$(45)

(1)	Funds from operations attributable to common stockholders for the years ended December 31, 2013 and 2012 include our proportionate share of the following items (in thousands):

	Year Ended December 31,
	2013	2012
Loss on extinguishment of debt	$(1,216)	$(896)
Acquisition costs	(13,126)	(2,127)
Lease termination fee income	1,211	2,494
Change in fair value of contingent consideration	—	(216)
Non-cash charge for interest rate swap	630	215
Realignment expenses - personnel	(4,945)	(3,202)
Loss on non-depreciable assets	—	(41,419)
Dividends on preferred stock redemption	(6,604)	—

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

We view EBITDA primarily as a liquidity measure and, as such, the GAAP financial measure most directly comparable to it is cash flows provided by operating activities.  Because EBITDA is not a measure of financial performance calculated in accordance with GAAP, it should not be considered in isolation or as a substitute for operating income, net income, or cash flows provided by operating, investing and financing activities prepared in accordance with GAAP.  The following table reconciles cash flows provided by operating activities to EBITDA for the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended
	December 31,
	2013	2012
Cash flows provided by operating activities	$65,086	$61,573
Amortization of above market leases	(2,243)	(5,099)
Interest rate swap adjustment	—	(215)
Interest expense	45,622	35,447
Net loss on early extinguishment of debt	2,149	1,493
Acquisition costs – Parkway's share	13,122	2,127
Tax expense – current	555	1,291
Change in deferred leasing costs	16,117	11,885
Change in receivables and other assets	25,739	1,854
Change in accounts payable and other liabilities	(10,381)	8,656
Adjustments for noncontrolling interests	(38,173)	(39,389)
Adjustments for unconsolidated joint ventures	4,831	37
EBITDA	$122,424	$79,660

The reconciliation of net loss for Parkway Properties, Inc. to EBITDA and the computation of our proportionate share of the interest, fixed charge, modified fixed charge coverage ratios, as well as the net debt to EBITDA multiple is as follows for the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2013	2012
Net loss for Parkway Properties, Inc.	$(19,650)	$(39,395)
Adjustments to loss for Parkway Properties, Inc.:
Interest expense	45,622	35,447
Amortization of financing costs	2,464	2,063
Non-cash adjustment for interest rate swap-discontinued operations	—	(215)
Loss on early extinguishment of debt	2,149	1,493
Acquisition costs (Parkway's share)	13,122	2,127
Depreciation and amortization	122,591	82,470
Amortization of share-based compensation	5,730	432
Gain on sale of real estate (Parkway's share)	(18,209)	(8,634)
Non-cash losses	10,200	51,167
Change in fair value of contingent consideration	—	216
Tax (benefit) expense	(1,405)	261
EBITDA adjustments – unconsolidated joint ventures	2,195	58
EBITDA adjustments – noncontrolling interest in real estate partnerships	(42,385)	(47,830)
EBITDA (1)	$122,424	$79,660
Interest coverage ratio:
EBITDA	$122,424	$79,660
Interest expense:
Interest expense	$45,622	$35,447
Interest expense - unconsolidated joint ventures	—	21
Interest expense - noncontrolling interest in real estate partnerships	(13,655)	(14,736)
Total interest expense	$31,967	$20,732
Interest coverage ratio	3.8	3.8
Fixed charge coverage ratio:
EBITDA	$122,424	$79,660
Fixed charges:
Interest expense	$32,042	$20,732
Preferred dividends	3,433	11,854
Principal payments (excluding early extinguishment of debt)	8,925	8,348
Principal payments - unconsolidated joint ventures	84	6
Principal payments - noncontrolling interest in real estate partnerships	(2,246)	(2,434)
Total fixed charges	$42,238	$38,506
Fixed charge coverage ratio	2.9	2.1
Modified fixed charge coverage ratio:
EBITDA	$122,424	$79,660
Modified fixed charges:
Interest expense	$32,042	$20,732
Preferred dividends	3,433	11,854
Total modified fixed charges	$35,475	$32,586
Modified fixed charge coverage ratio	3.5	2.4
Net Debt to EBITDA multiple:
Annualized EBITDA (2)	$202,994	$101,092
Parkway's share of total debt:
Mortgage notes payable	$1,097,493	$605,889
Notes payable to banks	303,000	262,000
Adjustments for unconsolidated joint ventures	204,771	—
Adjustments for noncontrolling interest in real estate partnerships	(199,969)	(272,215)
Parkway's share of total debt	1,405,295	595,674
Less: Parkway's share of cash	(39,354)	(55,968)
Parkway's share of net debt	$1,365,941	$539,706
Net Debt to EBITDA multiple	6.7	5.3

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

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

See information appearing under the caption "Liquidity" appearing in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

At December 31, 2013, total outstanding debt was $1.4 billion of which $58.0 million or 4% was variable rate debt.  If market rates of interest on the variable rate debt fluctuate by 10% (or approximately 20 basis points), the change in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $116,000 annually.

ITEM 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS
PARKWAY PROPERTIES, INC.:

We have audited the accompanying consolidated balance sheets of Parkway Properties, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for each of the two years in the period ended December 31, 2013. Our audit also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Parkway Properties, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Parkway Properties, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
March 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS
PARKWAY PROPERTIES, INC.:

We have audited the accompanying consolidated statements of operations and comprehensive loss, changes in equity, and cash flows of Parkway Properties, Inc. and subsidiaries for the year ended December 31, 2011. In connection with our audit of the consolidated financial statements, we also have audited financial statement schedules II, III and IV for the year ended December 31, 2011. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Parkway Properties, Inc. and subsidiaries operations and their cash flows for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules for the year ended December 31, 2011, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 13 to the consolidated financial statements, the Company retrospectively applied certain reclassifications associated with discontinued operations for the year ended December 31, 2011. In addition, in 2012, the Company retroactively applied Accounting Standards Update 2011-05, "Comprehensive Income," and updated the financial statement presentation of comprehensive loss for the year ended December 31, 2011.

          /s/ KPMG LLP

Jackson, Mississippi
March 9, 2012, except for the presentation
of comprehensive loss as to which the
date is March 6, 2013 and note 13,
as to which the date is March 3, 2014

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2013	December 31, 2012
Assets
Real estate related investments:
Office and parking properties	$2,548,036	$1,762,566
Accumulated depreciation	(231,241)	(199,849)
	2,316,795	1,562,717

Condominium units	19,900	—
Land available for sale	250	250
Mortgage loans	3,502	—
Investment in unconsolidated joint ventures	151,162	—
	2,491,609	1,562,967
Receivables and other assets	178,434	124,691
Intangible assets, net	166,756	118,097
Assets held for sale	16,260	—
Management contracts, net	13,764	19,000
Cash and cash equivalents	58,678	81,856
	$2,925,501	$1,906,611
Liabilities
Notes payable to banks	$303,000	$262,000
Mortgage notes payable	1,097,493	605,889
Accounts payable and other liabilities	188,921	82,716
Liabilities related to assets held for sale	566	—
	1,589,980	950,605
Equity
Parkway Properties, Inc. stockholders' equity
8.00% Series D Preferred stock, $.001 par value, 0 and 5,421,296 shares authorized, issued and outstanding in 2013 and 2012	—	128,942
Common stock, $.001 par value, 215,500,000 and 114,578,704 shares authorized in 2013 and 2012, respectively and 87,222,221 and 56,138,209 shares issued and outstanding in 2013 and 2012, respectively	87	56
Limited Voting Stock $.001 par value, 4,500,000 and 0 shares authorized in 2013 and 2012, respectively and 4,213,104 and 0 shares issued and outstanding in 2013 and 2012, respectively	4	—
Additional paid-in capital	1,428,026	907,254
Accumulated other comprehensive loss	(2,179)	(4,425)
Accumulated deficit	(409,338)	(337,813)
Total Parkway Properties, Inc. stockholders' equity	1,016,600	694,014
Noncontrolling interests	318,921	261,992
Total equity	1,335,521	956,006
	$2,925,501	$1,906,611

See notes to consolidated financial statements

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues
Income from office and parking properties	$273,433	$190,718	$130,401
Management company income	18,145	19,778	16,896
Total revenues	291,578	210,496	147,297
Expenses and other
Property operating expenses	108,881	76,835	55,247
Depreciation and amortization	118,031	74,626	49,119
Impairment loss on real estate	—	5,700	6,420
Impairment loss on mortgage loan receivable	—	—	9,235
Impairment loss on management contracts and goodwill	—	41,967	—
Change in fair value of contingent consideration	—	216	(13,000)
Management company expenses	19,399	17,237	13,337
General and administrative	25,653	16,420	18,805
Acquisition costs	13,126	2,791	17,219
Total expenses and other	285,090	235,792	156,382
Operating income (loss)	6,488	(25,296)	(9,085)
Other income and expenses
Interest and other income	2,236	272	938
Equity in earnings of unconsolidated joint ventures	178	—	57
Gain on sale of real estate	—	48	743
Recovery of loss on mortgage loan receivable	—	500	—
Interest expense	(45,622)	(34,352)	(29,929)
Loss before income taxes	(36,720)	(58,828)	(37,276)
Income tax benefit (expense)	1,405	(261)	(56)
Loss from continuing operations	(35,315)	(59,089)	(37,332)
Discontinued operations:
Income (loss) from discontinued operations	(9,215)	3,170	(192,496)
Gain on sale of real estate from discontinued operations	32,493	12,938	17,825
Total discontinued operations	23,278	16,108	(174,671)
Net loss	(12,037)	(42,981)	(212,003)
Net (income) loss attributable to noncontrolling interests-real estate partnerships	(7,904)	3,317	85,105
Net (income) loss attributable to noncontrolling interests-unit holders	291	269	(5)
Net loss for Parkway Properties, Inc.	(19,650)	(39,395)	(126,903)
Dividends on preferred stock	(3,433)	(10,843)	(10,052)
Dividends on convertible preferred stock	—	(1,011)	—
Dividends on preferred stock redemption	(6,604)	—	—
Net loss attributable to common stockholders	$(29,687)	$(51,249)	$(136,955)
Net loss	(12,037)	(42,981)	(212,003)
Change in fair value of interest rate swaps	9,779	(3,364)	(8,131)
Comprehensive loss	(2,258)	(46,345)	(220,134)
Comprehensive (income) loss attributable to noncontrolling interests	(15,146)	5,865	92,894
Comprehensive loss attributable to common stockholders	$(17,404)	$(40,480)	$(127,240)
Net loss per common share attributable to Parkway Properties, Inc.:
Basic and diluted:
Loss from continuing operations attributable to Parkway Properties, Inc.	$(0.60)	$(1.98)	$(1.79)
Discontinued operations	0.15	0.36	(4.58)
Basic and diluted net loss attributable to Parkway Properties, Inc.	$(0.45)	$(1.62)	$(6.37)
Weighted average shares outstanding:
Basic	66,336	31,542	21,497
Diluted	66,336	31,542	21,497
Amounts attributable to Parkway Properties, Inc. common stockholders:
Loss from continuing operations attributable to Parkway Properties, Inc.	$(39,522)	$(62,537)	$(38,502)
Discontinued operations	9,835	11,288	(98,453)
Net loss attributable to common stockholders	$(29,687)	$(51,249)	$(136,955)
See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share data)

	Parkway Properties, Inc. Stockholders
	Preferred Stock	Common Stock	Common Stock Held in Trust	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
Balance at December 31, 2010	$102,787	$22	$(1,896)	$516,167	$(3,003)	$(127,575)	$133,988	$620,490
Net loss	—	—	—	—	—	(126,903)	(85,100)	(212,003)
Change in fair value of interest rate swaps	—	—	—	—	(337)	—	(7,794)	(8,131)
Common dividends declared - $0.30 per share	—	—	—	—	—	(6,574)	—	(6,574)
Preferred dividends declared - $2.00 per share	—	—	—	—	—	(10,052)	—	(10,052)
Share-based compensation	—	—	—	1,341	—	—	—	1,341
Issuance of 1,046,400 shares of 8.0% Series D Preferred stock	26,155	—	—	—	—	—	—	26,155
17,636 shares issued in lieu of Directors' Fees	—	—	—	198	—	—	—	198
Purchase of company stock - 19,133 and 1,656 shares withheld to satisfy tax withholding obligation in connection with the vesting of restricted stock and deferred incentive share units, respectively	—	—	—	(397)	—	—	—	(397)
Distribution 51,827 shares of common stock from deferred compensation plan	—	—	1,713	—	—	—	—	1,713
Contribution of 2,061 shares of common stock to deferred compensation plan	—	—	(37)	—	—	—	—	(37)
Contribution of capital by noncontrolling interests	—	—	—	—	—	—	287,501	287,501
Distribution of capital to noncontrolling interests	—	—	—	—	—	—	(43,546)	(43,546)
Reclassification of Partnership Operating Units	—	—	—	—	—	—	29	29
Sale of noncontrolling interest in Parkway Properties Office Fund, L.P.	—	—	—	—	—	—	(26,650)	(26,650)
Balance at December 31, 2011	128,942	22	(220)	517,309	(3,340)	(271,104)	258,428	630,037
Net loss	—	—	—	—	—	(39,395)	(3,586)	(42,981)
Change in fair value of interest rate swaps	—	—	—	—	(1,085)	—	(2,279)	(3,364)
Common dividends declared - $0.375 per share	—	—	—	—	—	(14,570)	—	(14,570)
Preferred dividends declared - $2.00 per share	—	—	—	—	—	(10,843)	—	(10,843)
Convertible preferred dividends declared - $0.075 per share	—	—	—	—	—	(1,011)	—	(1,011)
Share-based compensation	—	—	—	432	—	—	—	432
26,047 shares issued in lieu of Directors' fees	—	—	—	263	—	—	—	263
Issuance of 18,399 shares issued pursuant to TPG Management Services Agreement	—	—	—	225	—	—	—	225
Issuance of 18,951,700 shares of common stock	—	19	—	229,824	—	—	—	229,843
Conversion of 13,484,444 convertible preferred shares to common stock	—	13	—	141,160	—	—	—	141,173
12,169 shares withheld to satisfy withholding obligation in connection with the vesting of restricted stock	—	—	—	(173)	—	—	—	(173)
Contribution of 3,721 shares of common stock to deferred compensation plan	—	—	(38)	—	—	—	—	(38)
Distribution of 12,089 shares of common stock from deferred compensation plan	—	—	258	—	—	—	—	258
Issuance of 1.8 million operating partnership units	—	—	—	—	—	—	18,216	18,216
Issuance of 1.8 million shares of common stock upon redemption of operating partnership units	—	2	—	18,214	—	(890)	(17,326)	—
Contribution of capital by noncontrolling interests	—	—	—	—	—	—	17,447	17,447
Distribution of capital to noncontrolling interests	—	—	—	—	—	—	(729)	(729)
Sale of noncontrolling interest in Parkway Properties Office Fund, L.P.	—	—	—	—	—	—	(8,179)	(8,179)
Balance at December 31, 2012	128,942	56	—	907,254	(4,425)	(337,813)	261,992	956,006

	Parkway Properties, Inc. Stockholders
	Preferred Stock	Common Stock	Common Stock Held in Trust	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
Net income (loss)	—	—	—	—	—	(19,650)	7,613	(12,037)
Change in fair value of interest rate swaps	—	—	—	—	2,246	—	7,533	9,779
Common dividends declared - $0.6375 per share	—	—	—	—	—	(41,838)	(169)	(42,007)
Preferred dividends declared - $0.63 per share	—	—	—	—	—	(3,433)	—	(3,433)
Dividends on preferred stock redemption	—	—	—	—	—	(6,604)	—	(6,604)
Share-based compensation	—	—	—	5,725	—	—	—	5,725
Series D Preferred Stock redemption	(128,942)	—	—	—	—	—	—	(128,942)
Issuance of 11,432 shares to Directors	—	—	—	220	—	—	—	220
Issuance of 31,049,976 shares of common stock	—	31	—	540,468	—	—	—	540,499
Issuance of 26,098 shares pursuant to TPG Management Services Agreement	—	—	—	450	—	—	—	450
Buyback of 3,365 shares to satisfy tax withholding obligation in connection with the vesting of restricted stock	—	—	—	(49)	—	—	—	(49)
Issuance of 5,351,461 operating partnership units	—	—	—	—	—	—	96,409	96,409
Issuance of 238,357 shares of common stock upon redemption of operating partnership units	—	—	—	4,302	—	—	(4,302)	—
Issuance of 4,451,461 shares of limited voting stock	—	—	4	—	—	—	—	4
Noncontrolling interest attributable to Thomas Properties Group, Inc. Merger	—	—	—	—	—	—	34,230	34,230
Distribution of capital to noncontrolling interests	—	—	—	—	—	—	(29,267)	(29,267)
Purchase of noncontrolling interest's share of office properties owned by Parkway Properties Office Fund II, L.P.	—	—	—	(30,344)	—	—	(55,118)	(85,462)
Balance at December 31, 2013	$—	$87	$4	$1,428,026	$(2,179)	$(409,338)	$318,921	$1,335,521

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities
Net loss	$(12,037)	$(42,981)	$(212,003)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	118,031	74,626	49,120
Depreciation and amortization-discontinued operations	4,560	7,843	62,030
Amortization of above (below) market leases	2,210	5,015	2,695
Amortization of above (below) market leases-discontinued operations	33	84	(1,605)
Amortization of loan costs	2,448	1,967	1,607
Amortization of loan costs-discontinued operations	17	96	537
Amortization of mortgage loan discount	—	—	(400)
Share-based compensation expense	5,730	432	1,341
Deferred income tax benefit	(1,960)	(1,030)	(430)
Operating distributions from unconsolidated joint ventures	—	—	507
Gain on sale of real estate investments	(32,493)	(13,486)	(18,568)
Non-cash impairment loss on real estate	—	5,700	6,420
Non-cash impairment loss on real estate-discontinued operations	10,200	3,500	189,940
Non-cash impairment loss on mortgage loan receivable	—	—	9,235
Non-cash gain on mortgage loan payable-discontinued operations	—	—	(8,601)
Non-cash impairment loss on management contracts and goodwill	—	41,967	—
Equity in earnings of unconsolidated joint ventures	(178)	—	(57)
Equity in loss of unconsolidated joint ventures-discontinued operations	—	19	—
Change in fair value of contingent consideration	—	216	(13,000)
Increase in deferred leasing costs	(16,117)	(11,885)	(16,947)
Changes in operating assets and liabilities:
Change in receivables and other assets	(25,739)	(1,854)	(19,737)
Change in accounts payable and other liabilities	10,381	(8,656)	3,443
Cash provided by operating activities	65,086	61,573	35,527
Investing activities
Proceeds from mortgage loan receivable	(3,502)	2,000	—
Distributions from unconsolidated joint ventures	29,405	120	3,201
Investment in unconsolidated joint ventures	(86,685)	—	—
Investment in real estate	(187,442)	(692,911)	(491,279)
Acquisition of TPGI, net of cash received	(54,031)	—	—
Investment in other assets	—	—	(3,500)
Investment in management company	—	—	(32,400)
Proceeds from sale of real estate	191,485	127,867	200,193
Real estate development	(745)	—	—
Improvements to real estate	(35,373)	(25,621)	(41,811)
Cash used in investing activities	(146,888)	(588,545)	(365,596)
Financing activities
Principal payments on mortgage notes payable	(73,385)	(24,623)	(106,567)
Proceeds from mortgage notes payable	178,000	73,500	222,013
Proceeds from bank borrowings	542,234	482,266	286,655
Payments on bank borrowings	(501,234)	(352,588)	(265,172)
Debt financing costs	(2,749)	(3,552)	(4,858)
Purchase of Company stock	(49)	(172)	(397)
Dividends paid on common stock	(41,818)	(14,591)	(6,552)
Dividends paid on convertible preferred stock	—	(1,011)	—
Dividends paid on preferred stock	(3,433)	(13,553)	(9,529)
Contributions from noncontrolling interest partners	—	17,447	287,501
Distributions to noncontrolling interest partners	(113,178)	(729)	(43,546)
Redemption of preferred stock	(135,532)	—	—
Proceeds from stock offering, net of transaction costs	209,768	371,251	26,034
Cash provided by financing activities	58,624	533,645	385,582
Change in cash and cash equivalents	(23,178)	6,673	55,513
Cash and cash equivalents at beginning of year	81,856	75,183	19,670
Cash and cash equivalents at end of year	$58,678	$81,856	$75,183

See notes to consolidated financial statements.

Supplemental Cash Flow Information and Schedule of Non-Cash Investing and Financing Activity

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Supplemental cash flow information:
Interest paid, net of amount capitalized	$43,334	$36,378	$60,123
Cash paid for income taxes	56	1,275	705
Supplemental schedule of non-cash investing and financing activity:
Assets acquired in TPGI merger	1,202,732	—	—
Liabilities assumed in TPGI merger	122,282	—	—
Noncontrolling interests acquired in TPGI merger	34,230	—	—
Shares issued in TPGI merger	331,260	—	—
Issuance of limited voting stock in TPGI merger	4	—	—
Acquisition of Lincoln Place	68,430	—	—
Issuance of operating partnership units	96,409	18,216	—
Transfer of assets classified as held for sale	16,260	—	—
Mortgage notes payable transferred to purchaser	—	254,095	215,285
Mortgage note payable and interest payable transferred in deed in lieu of foreclosure	—	—	8,601
Contingent consideration related to the contribution of the Management Company	—	—	18,000
Restricted shares and deferred incentive share units issued (forfeited)	—	1,105	1,110
Mortgage loans assumed in purchases (including TPGI merger)	727,451	58,694	87,225
Shares issued in lieu of Directors' fees	220	263	319
Operating partnership units converted to common stock	4,302	18,216	—
Shares issued pursuant to TPG Management Services Agreement	450	225	—

PARKWAY PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

NOTE 1 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying financial statements are prepared following U.S. generally accepted accounting principles ("GAAP") and the requirements of the Securities and Exchange Commission ("SEC").

The consolidated financial statements include the accounts of Parkway Properties, Inc. ("Parkway" or "the Company"), its wholly owned subsidiaries and joint ventures in which the Company has a controlling interest.  The other partners' equity interests in the consolidated joint ventures are reflected as noncontrolling interests in the consolidated financial statements.  Parkway also consolidates subsidiaries where the entity is a variable interest entity ("VIE") and Parkway is the primary beneficiary and has the power to direct the activities of the VIE and has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.  At December 31, 2013 and 2012, Parkway did not have any VIEs that required consolidation. All significant intercompany transactions and accounts have been eliminated in the accompanying financial statements.

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

Balances of major classes of depreciable assets (in thousands) and their respective estimated useful lives are:

		December 31,
Asset Category	Estimated Useful Life	2013	2012
Land	Non-depreciable	$278,780	$159,039
Buildings and garages	40 years	1,973,668	1,369,493
Building improvements	7 to 40 years	78,450	65,328
Tenant improvements	Lesser of useful life or term of lease	217,138	168,706
		$2,548,036	$1,762,566

Depreciation expense, including amounts recorded in discontinued operations, related to these assets of $72.3 million, $50.7 million, and $76.5 million was recognized in 2013, 2012 and 2011, respectively.

The Company evaluates its real estate assets upon occurrence of significant adverse changes in its operations to assess whether any impairment indicators are present that affect the recovery of the carrying amount.  The carrying amount includes the net book value of tangible and intangible assets and liabilities.  Real estate assets are classified as held for sale or held and used. Parkway records assets held for sale at the lower of carrying amount or fair value less cost to sell.  With respect to assets classified as held and used, Parkway recognizes an impairment loss if the carrying amount is not recoverable and exceeds the sum of undiscounted future cash flows expected to result from the use and eventual disposition of the asset.  The cash flow and fair value estimates are based on assumptions about employing the asset for its remaining useful life.  Factors considered in projecting future cash flows include, but are not limited to: existing leases, future leasing and terminations, market rental rates, capital improvements, tenant improvements, leasing commissions, inflation, discount rates, capitalization rates, and other known variables.  This market information is considered a Level 3 input as defined by Accounting Standards Certification ("ASC") 820, "Fair Value Measurements and Disclosures," ("ASC 820"). Upon impairment, Parkway recognizes an impairment loss to reduce the carrying value of the real estate asset to the estimate of its fair value.  During the year ended December 31, 2013, the Company recognized an impairment loss on real estate of $10.2 million in connection with Waterstone and Meridian in Atlanta, Georgia and Mesa Corporate Center in Phoenix, Arizona. During the year ended December 31, 2012, the Company recognized an impairment loss on real estate of $9.2 million in connection with two assets in Jackson, Mississippi and Columbia, South Carolina. For the year ended December 31, 2011, the Company recognized an impairment loss on real estate of $196.3 million, of which $6.4 million of the total impairment losses recorded were related to assets included in continuing operations and $189.9 million were related to discontinued operations.
The Company recognizes gains and losses from sales of real estate upon the realization at closing of the transfer of rights of ownership to the purchaser, receipt from the purchaser of an adequate cash down payment and adequate continuing investment by the purchaser.

The Company classifies certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions to close in the next twelve months.  The Company considers an office property as held for sale once it has executed a contract for sale, allowed the buyer to complete its due diligence review and received a substantial non-refundable deposit.  Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer's obligation to perform have been satisfied, the Company does not consider a sale to be probable.  When the Company identifies an asset as held for sale, it estimates the net realizable value of such asset and discontinues recording depreciation on the asset.  The Company records assets held for sale at the lower of carrying amount or fair value less cost to sell. At December 31, 2013, the Company classified Mesa Corporate Center in Phoenix, Arizona and Woodbranch in Houston, Texas as held for sale.

Land available for sale, which consists of 12 acres of land in New Orleans, Louisiana, is carried at cost and is subject to evaluation for impairment.

    The Company also consolidates our Murano residential condominium project which we control. Our unaffiliated partner's interest is reflected on our consolidated balance sheets under the "Noncontrolling Interests" caption. Our partner has a stated ownership interest of 27%. Net proceeds from the project will be distributed, to the extent available, based on an order of preferences described in the partnership agreement. The Company may receive distributions, if any, in excess of our stated 73% ownership interest if certain return thresholds are met.

Purchase Price Allocation

The Company allocates the purchase price of real estate to tangible and intangible assets and liabilities based on fair values. Tangible assets consist of land, building, garage, building improvements and tenant improvements.  Intangible assets and liabilities consist of the value of above and below market leases, lease costs, the value of in-place leases, customer relationships and any value attributable to above or below market debt assumed with the acquisition.

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

The fair value of above or below market in-place lease values is the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and the estimated current market lease rate expected over the remaining non-cancelable life of the lease.  The capitalized above market lease values are amortized as a reduction of rental income over the remaining term of the respective leases. The capitalized below market lease values are amortized as an increase to rental income over the remaining term of the respective leases.  Total amortization for above and below market leases, excluding amounts classified as discontinued operations, was a net reduction of rental income of $2.2 million, $5.0 million and $2.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013, the remaining amortization of net below market leases is projected as a net increase to rental income as follows (in thousands):

Amount
2014	$11,613
2015	7,385
2016	6,997
2017	6,121
2018	3,661
Thereafter	11,134
Total	46,911

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

The fair value of at market in-place leases is the present value associated with re-leasing the in-place lease as if the property was vacant.  Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases.  In estimating carrying costs, the Company includes estimates of lost rentals at market rates during the expected lease-up periods.  The value of at market in-place leases is amortized as a lease cost amortization expense over the expected life of the lease.  Total amortization expense for the value of in-place leases, excluding amounts classified as discontinued operations, was $26.9 million, $15.0 million, and $11.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013, the remaining amortization expense for the value of in-place leases is projected as follows (in thousands):

Amount
2014	$45,520
2015	26,386
2016	21,260
2017	15,175
2018	9,108
Thereafter	19,128
Total	136,577
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

Goodwill

During 2011, the Company early adopted Accounting Standards Updated ("ASU") 2011-8, which allows an entity to first assess the qualitative factors in determining when a two-step quantitative goodwill impairment test is necessary.  If an entity determines, based on qualitative factors, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would then be required to calculate the fair value of the reporting entity.  The Company acquired goodwill in 2011 when it closed on the agreement with Eola Capital, LLC and related entities ("Eola") in which Eola contributed its property management company to Parkway.  During 2012, the company evaluated certain qualitative factors and determined that it was necessary to apply the two-step quantitative impairment test.  During this process the Company determined that the management contracts related to its goodwill were impaired due to the fair value of these management contracts being estimated at $19.0 million as compared to the carrying amount of $46.1 million.  Next, the Company computed the fair value of the assets and liabilities associated with management contracts and determined that the associated goodwill was impaired.  During the year ended December 31, 2012, the Company recorded a $42.0 million non-cash impairment loss, net of deferred tax liability, associated with the Company's investment in management contracts and goodwill.  The Company's strategy related to the third-party management business has changed since the acquisition of these contracts.  When they were acquired, the Company's strategy was to grow the third-party business and continue to add management contracts in Parkway's various markets.  While the Company still views the cash flow from this business as positive and the additional management contracts gives Parkway scale and critical mass in some of its key markets, the Company is no longer actively seeking to grow this portion of the business.  Given this change in strategy, the Company determined that its management contracts and associated goodwill was impaired and recorded a $42.0 million non-cash impairment charge, net of deferred tax liability, during the fourth quarter of 2012. During the year ended December 31, 2013, no goodwill was recorded.

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

Restricted Cash
Restricted cash primarily consists of security deposits held on behalf of our tenants as well as capital improvement s and real estate tax escrows required under certain loan agreements. There are restrictions on our ability to withdraw these funds other than for their specified usage.

Noncontrolling Interest

At December 31, 2013 and 2012, the Company had an interest in three and one joint ventures, respectively, whose operations are included in its consolidated financial statements.

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

The Company previously entered into an agreement to sell its interest in 13 office properties totaling 2.7 million square feet owned by Parkway Properties Office Fund I, L.P. ("Fund I") to its existing partner in the fund for a gross sales price of $344.3 million.  As of July 1, 2012, the Company had completed the sale of all 13 Fund I assets.

On December 19, 2013, the Company acquired TPGI's interest in the Austin joint venture in connection with the Mergers. The Company and Madison owned a 50% interest in the joint venture with CalSTRS. The Austin joint venture owns the following properties: San Jacinto Center; Frost Bank Tower; One Congress Plaza; One American Center; and 300 West 6th Street.

The Company also consolidates its Murano residential condominium project which it controls. The Company's unaffiliated partner's interest is reflected on the Company's consolidated balance sheets under the "Noncontrolling Interests" caption. The Company's partner has an ownership interest of 27%. Net proceeds from the project will be distributed, to the extent available, based on an order of preferences described in the partnership agreement. The Company may receive distributions, if any, in excess of its 73% ownership interest if certain return thresholds are met.

Noncontrolling interest also includes (a) 900,000 issued and outstanding common units in our operating partnership that were issued in connection with our acquisition of Lincoln Place and (b) approximately 4.4 million issued and 4.2 million outstanding common units in our operating partnership that were issued in exchange for outstanding limited partnership interests in Thomas Properties Group, L.P. in connection with the mergers.

Revenue Recognition

Revenue from real estate rentals is recognized on a straight-line basis over the terms of the respective leases.  The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as straight-line rent receivable on the accompanying balance sheets.  The straight-line rent adjustment increased revenue by $14.6 million, $14.9 million and $4.8 million in 2013, 2012 and 2011, respectively.

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
We have one high-rise condominium project for which we applied the percentage-of-completion method of accounting to recognize costs and sales. Under the provisions of FASB ASC 360-20, "Property, Plant and Equipment" subsection "Real Estate and Sales", revenue and costs for projects are recognized when all parties are bound by the terms of the contract, all consideration has been exchanged, any permanent financing for which the seller is responsible has been arranged and all conditions precedent to closing have been performed. This results in profit from the sale of condominium units recognized at the point of settlement as compared to the point of sale. Revenue is recognized on the contract price of individual units. Total estimated costs are allocated to individual units which have closed on a relative value basis.

Investment in Unconsolidated Joint Ventures

The Company accounts for its investment in unconsolidated joint ventures under the equity method of accounting as the Company exercises significant influence, but does not maintain a controlling financial interest over these entities. These investments are recorded initially at cost and subsequently adjusted for cash contributions, distributions and equity in earnings (loss) of the unconsolidated joint ventures. Equity in earnings (loss) in unconsolidated joint ventures is allocated based on our ownership or economic interest in each joint venture.

Our investments in real estate joint ventures are reviewed for impairment periodically, and we record impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary. The ultimate realization of the investment in real estate joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. No impairment charges of real property related to our investments in real estate joint ventures were recorded during the year ended December 31, 2013 because any declines in value below our carrying amount were not deemed to be other than temporary.

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

Derivative Financial Instruments

The Company recognizes all derivative instruments on the balance sheet at their fair value.  Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive loss, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.  The ineffective portion of the hedge, if any, is immediately recognized in earnings.

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

Effective May 16, 2013, the stockholders of the Company approved the Parkway Properties, Inc. and Parkway Properties LP 2013 Omnibus Equity Incentive Plan (the "2013 Equity Plan"). The 2013 Equity Plan replaced the 2010 Equity Plan. Outstanding awards granted under the 2010 Equity Plan continue to be governed by the 2010 Equity Plan.

Compensation expense, net of estimated forfeitures, for service-based awards is recognized over the expected vesting period of such awards. The total compensation expense for the long-term equity incentive awards is based upon the fair value of the shares on the grant date, adjusted for estimated forfeitures. Time-vesting restricted shares, RSUs and deferred incentive share units are valued based on the New York Stock Exchange closing market price of Parkway's common shares as of the date of grant. The grant date fair value for awards that are subject to performance-based vesting and market conditions, including LTIP units, performance-vesting RSUs, and long-term equity incentive awards, is determined using a simulation pricing model developed to specifically accommodate the unique features of the awards. The total compensation expense for stock options is estimated based on the fair value of the options as of the date of grant using the Black-Scholes model.

Income Taxes

The Company elected to be taxed as a REIT under the Internal Revenue Code, commencing with its taxable year ended December 31, 1997.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its stockholders.  It is management's current intention to adhere to these requirements and maintain the Company's REIT status, and the Company was in compliance with all REIT requirements at December 31, 2013.  As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes currently to its stockholders.  If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through TRSs is subject to federal, state and local income taxes.

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

The computation of diluted EPS is as follows:

	Year Ended
	December 31,
	2013	2012	2011
	(in thousands, except per share data)
Numerator:
Basic and diluted net loss
attributable to common stockholders	$(29,687)	$(51,249)	$(136,955)
Denominator:
Basic and diluted weighted average shares	66,336	31,542	21,497
Diluted net loss per share attributable to
common stockholders	$(0.45)	$(1.62)	$(6.37)

The computation of diluted EPS for 2013, 2012 and 2011 did not include the effect of employee stock options, deferred incentive share units restricted shares, and operating partnership units because their inclusion would have been anti-dilutive.

Restructuring Charges

Restructuring charges reflected in the accompanying Consolidated Statements of Operations and Comprehensive Loss relate primarily to one-time termination benefits. The Company recognizes these severance and other charges when the requirements of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 420, "Exit or Disposal Cost Obligations", have been met regarding a plan of termination and when communication has been made to employees. During the year ended December 31, 2013, the Company recorded $4.7 million of restructuring charges related primarily to severance costs associated with the departure of management and other personnel as a result of the Company's closing of its Jackson, Mississippi office.

Reclassifications

Certain reclassifications have been made in the 2012 and 2011 consolidated financial statements to conform to the 2013 classifications with no impact on previously reported net income or equity.

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

In June 2013, the Financial Accounting Standards Board ratified Emerging Issues Task Force (EITF) Issue 13-C, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" which concludes an unrecognized tax benefit should be presented as a reduction of a deferred tax asset when settlement in this manner is available under the tax law. This guidance has been retroactively applied for the year ended December 31, 2013. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

Unaudited Information

The square feet and percentage leased statistics presented in "Note 2 - Investment in Office Properties", "Note 12 - Noncontrolling Interests", and "Note 13 - Discontinued Operations" are unaudited.

Note 2 - Investment in Office Properties

Included in investment in office properties at December 31, 2013 are 50 office properties located in eight states with an aggregate of 17.6 million square feet of leasable space.

The contract purchase price, excluding closing costs and other adjustments, of office properties or additional office property interests acquired during the year ended December 31, 2013 is as follows:

Market Location	Cost (in thousands)
Atlanta, GA	$56,300
Houston, TX	646,700
Jacksonville, FL	130,000
Miami, FL	65,400
$898,400

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

On June 6, 2012, the Company purchased Hearst Tower, a 972,000 square foot office tower located in the central business district in Charlotte, North Carolina.  The gross purchase price was $250.0 million.  The purchase of Hearst Tower was financed with proceeds received from the investment in the Company by TPG VI Pantera Holdings, L.P. ("TPG Pantera"), combined with borrowings on the Company's senior unsecured revolving credit facility.  For more information on TPG Pantera's investment see "Note 11 - Stockholder's Equity."

On August 31, 2012, the Company purchased a 2,500 space parking garage, a 21,000 square foot office building and a vacant parcel of developable land (collectively the "Hayden Ferry Lakeside III, IV, and V"), all adjacent to the Company's currently owned Hayden Ferry I and Hayden Ferry II assets in Tempe, Arizona.  The gross purchase price was $18.2 million on behalf of Fund II.  Fund II increased its investment capacity to pursue the purchase, and Parkway's share in this investment is 30%.  The Company's equity contribution of $5.5 million was funded using the Company's revolving credit facility.

On November 15, 2012, the Company completed the purchase of Westshore Corporate Center, a 170,000 square foot office tower located in the Westshore submarket of Tampa, Florida, for a net purchase price of $22.7 million.  Westshore Corporate Center was built in 1989 and is a 12-story Class A building.  Simultaneous with closing, the Company assumed a $14.5 million non-recourse first mortgage loan, with a fixed interest rate of 5.8% and maturity date of May 1, 2015.  In accordance with GAAP, the mortgage loan was recorded at $15.7 million to reflect the value of the instrument based on a market interest rate of 2.5% on the date of purchase.

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

On December 31, 2012, the Company completed the purchase of NASCAR Plaza, a 390,000 square foot property located in the central business district of Charlotte, North Carolina for a gross purchase price of $99.9 million.  NASCAR Plaza was built in 2009 and is a 20-story, LEED® Silver Certified office tower.  The building was 87.5% occupied as of January 1, 2013.  The Company assumed the first mortgage loan secured by the property, which has a current outstanding balance of approximately $42.6 million with a current interest rate of 4.7% and a maturity date of March 30, 2016.  In accordance with GAAP, the mortgage loan was recorded at $43.0 million to reflect the value of the instrument based on a market interest rate of 3.4% on the date of purchase.

The allocation of purchase price related to tangible and intangible assets and liabilities for each class of asset or liability for The Pointe, Hayden Ferry II, Hearst Tower, Hayden Ferry Lakeside III, IV and V, Westshore Corporate Center, 525 North Tryon, Phoenix Tower, Tempe Gateway and NASCAR Plaza is as follows (in thousands):

Amount
Land	$43,600
Buildings	580,616
Tenant improvements	59,698
Lease commissions	21,207
Lease in place value	54,575
Above market leases	14,728
Below market leases	(18,979)
Other	3,001
Mortgage assumed	(58,694)

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

On August 19, 2013, the Company purchased approximately six acres of land available for development located in Tampa, Florida for a purchase price of $2.9 million. The land, which was partially and indirectly owned by certain of the Company's officers, is adjacent to the Company's Cypress Center I, II, and III assets and has surface parking used for customers of Cypress I, II, and III. On August, 22, 2013, the Company issued (i) 11,966 shares of common stock to James R. Heistand, our President and Chief Executive Officer, (ii) 29,916 shares of common stock to ACP-Laurich Partnership, Ltd. ("ACP"), of which Mr. Heistand is the indirect owner, and (iii) 5,983 shares of common stock to Henry F. Pratt III, our Executive Vice President of Asset Management and Third Party Services, as partial consideration for the land purchase.

On August 28, 2013, the Company purchased approximately one acre of land available for development located in Tempe, Arizona for a purchase price of $1.2 million. This land is adjacent to Parkway's Hayden Ferry Lakeside and Tempe Gateway assets.

On December 19, 2013, the Company completed the merger transactions contemplated by the agreement and plan of merger , dated as of September 4, 2013 (the "Merger Agreement"), by and among the Company, Parkway Properties LP ("Parkway LP"), PKY Masters, LP, a wholly owned subsidiary of Parkway LP ("Merger Sub"), Thomas Properties Group, Inc. ("TPGI") and Thomas Properties Group, L.P. ("TPG LP"). Pursuant to the Merger Agreement, TPGI merged with and into the Company, with the Company continuing as the surviving corporation (the "Parent Merger"), and Thomas Properties Group, L.P. ("TPG LP") merged with and into Merger Sub, a wholly owned subsidiary of Parkway LP, with TPG LP continuing as the surviving entity and an indirect wholly owned subsidiary of Parkway LP (the "Partnership Merger" and, together with the Parent Merger, the "Mergers"). Immediately following the closing of the Mergers, the joint venture interests the Company acquired in One Commerce Square and Two Commerce Square, two office towers located in Philadelphia, Pennsylvania totaling approximately 1.9 million rentable square feet, were redeemed by the joint ventures that own the respective properties, and the Company ceased to own any interest in those properties. The Company received net proceeds of approximately $71.8 million in the redemption transactions, which were funded by Brandywine Operating Partnership, L.P., or Brandywine, TPGI’s partner in each of the joint ventures. In addition, on December 19, 2013, immediately following the completion of the Mergers, The Company sold Four Points Centre, consisting of two office buildings containing approximately 194,000 rentable square feet and a contiguous parcel of land located in Austin, Texas, to Brandywine for a gross sale price of $47.3 million, of which the Company received net proceeds of approximately $21.7 million.

On December 6, 2013, Parkway acquired Lincoln Place, a 140,000 square foot office building located in the South Beach submarket of Miami, Florida. The consideration for the transaction was the assumption of the existing first mortgage loan on the property and the issuance of 900,000 common units in Parkway’s operating partnership. The loan secured by Lincoln Place has a current outstanding balance of approximately $49.3 million, a fixed interest rate of 5.9% and a maturity date of June 2016.

The Company assumed TPGI’s ownership interest in two wholly owned office properties in Houston, Texas and five office properties in Austin, Texas through an indirect interest in TPG/CalSTRS Austin, LLC (the "Austin joint venture"), a joint venture with the California State Teachers' Retirement System ("CalSTRS"). See "Note 4 - Investments in Unconsolidated Joint Ventures" and mortgage notes payable discussed in "Note 8 - Capital and Financing Transactions."

The unaudited pro forma effect on the Company's results of operations for the purchase of Tower Place 200, Deerwood North and South, Lincoln Place, CityWestPlace and San Felipe Plaza as if the purchases had occurred on January 1, 2012 is as follows (in thousands, except per share data):

	Year Ended
	December 31,
	2013	2012
	Unaudited
Revenues	$394,918	$363,498
Net loss attributable to common stockholders	(16,890)	(60,235)
Basic net income attributable to common stockholders	(0.52)	(2.38)
Diluted net income attributable to common stockholders	(0.52)	(2.38)

The following table summarizes the aggregate purchase price allocation for TPGI as of December 19, 2013:

Amount
Assets:	(in thousands)
Land	$97,132
Building	506,817
In place leases	61,562
Tenant Improvements	41,697
Leasing Commissions	14,935
Management Contracts	1,888
Condominium Units	19,900
Investment in unconsolidated joint ventures	93,539
Other Assets	47,257
Asset held for sale	353,752
Total Assets	$1,238,479

Liabilities:
Below Market Rents	50,152
Accounts Payable and Accrued Expense	66,596
Mortgage note payable, net premium of $15,896	335,604
Liabilities held for sale	260,293
Total Liabilities	712,645

Consideration funded prior to closing	80,000
Noncontrolling Interest	34,229
Equity issued	411,605
Total Purchase Price	$1,238,479
The allocation of purchase price for TPGI is preliminary at December 31, 2013 due to the timing of the Mergers.

The following table summarizes the aggregate purchase price allocation for Tower Place 200, Deerwood North and South, and Lincoln Place:

Amount
Land	$39,155
Buildings	170,549
Tenant improvements	18,422
Lease commissions	9,123
Lease in place value	20,495
Above market leases	4,969
Below market leases	(9,267)
Mortgage premium assumed	(2,804)
Mortgage debt assumed	(49,369)
The allocation of purchase price for Lincoln Place is preliminary at December 31, 2013 due to the timing of the acquisition.

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

On October 31, 2013, the Company sold Lakewood II, a 123,000 square foot office property located in Atlanta, Georgia, for a gross sale price of $10.6 million. Parkway had a 30% ownership interest in the property, which was owned by Fund II. Parkway received approximately $3.1 million in cash, its proportionate share of net proceeds from the sale, which was used to reduce amounts outstanding under the Company's revolving credit facility. During the fourth quarter of 2013, Fund II recognized a gain on the sale of Lakewood II of approximately $5.9 million, of which approximately $1.8 million was Parkway’s share.

On November 8, 2013, Parkway sold Carmel Crossing, a 326,000 square foot office property located in Charlotte, North Carolina, for a gross sale price of $37.5 million. Parkway had a 30% ownership interest in the property, which was owned by Fund II. Parkway received approximately $7.1 million in cash, its proportionate share of net proceeds from the sale, which was used to reduce amounts outstanding under the Company's revolving credit facility. During the fourth quarter 2013, Fund II recognized a gain on the sale of Carmel Crossing of approximately $14.6 million, of which $4.4 million was Parkway’s share, and expenses related to the prepayment of the associated mortgage loan of approximately $2.1 million, of which approximately $0.6 million was Parkway’s share.

Contractual Obligations and Minimum Rental Receipts

Obligations for tenant improvement allowances and lease inducement costs for leases in place and commitments for building improvements at December 31, 2013 are as follows (in thousands):

2014	$7,805
2015	—
2016	69
2017	—
2018	315
Total	$8,189

Minimum future operating lease payments for various equipment leased at the office properties is as follows for operating leases in place at December 31, 2013 (in thousands):

2014	$156
2015	66
2016	32
2017	21
2018	10
Total	$285
The following is a schedule by year of future minimum rental receipts under noncancelable leases for office buildings owned at December 31, 2013 (in thousands):

2014	$267,265
2015	253,249
2016	230,538
2017	193,744
2018	162,430
Thereafter	682,965
Total	$1,790,191

The following is a schedule by year of future minimum ground lease payments at December 31, 2013 (in thousands):

2014	$792
2015	872
2016	793
2017	793
2018	794
Thereafter	30,929
Total	$34,973

At December 31, 2013, the Company owned Corporate Center Four in Tampa, Florida that is subject to a ground lease.  The lease has a remaining term of approximately 67 years with an expiration date of December 2080. Payments consist of a stated monthly amount that adjusts annually and a development rental rate that is fixed through August 2015.  The development rent rate is $0.40 per gross floor foot area through August 2015 and is subject to increase every five years thereafter at the lesser of 10% or the CPI percentage increase for all urban consumers.

At December 31, 2013, the Company owned Westshore Corporate Center in Tampa, Florida that is subject to a ground lease.  The lease has a remaining term of approximately 21 years with an expiration date of October 2034.  Payments consist of a stated monthly amount that adjusts annually through the expiration date.

At December 31, 2013, the Company owned NASCAR Plaza in Charlotte, North Carolina that is subject to a ground lease.  The lease has a remaining term of approximately 92 years with an expiration date of December 2105.  Payments consist of a stated monthly amount through the expiration date.

At December 31, 2013, the Company owned Lincoln Place in Miami, Florida that is subject to a ground lease. The lease has a remaining term of approximately 39 years with an expiration date of September 30, 2052. Payments consist of a stated monthly amount through the expiration date.

Note 3 - Mortgage Loans

In connection with the previous sale of One Park Ten, the Company had seller-financed a $1.5 million note receivable that bore interest at 7.3% per annum on an interest-only basis through maturity in June 2012.  On April 2, 2012, the borrower repaid the note receivable and all accrued interest in full.

On April 10, 2012, the Company transferred its rights, title and interest in the B participation piece (the "B piece") of a first mortgage loan secured by an 844,000 square foot office building in Dallas, Texas known as 2100 Ross.  The B piece was purchased at an original cost of $6.9 million in November 2007.  The B piece was originated by Wachovia Bank, N.A., a Wells Fargo Company, and had a face value of $10.0 million, a stated coupon rate of 6.1% and a scheduled maturity in May 2012.  During 2011, the Company recorded a non-cash impairment loss on the mortgage loan in the amount of $9.2 million, thereby reducing its investment in the mortgage loan to zero.  Under the terms of the transfer, the Company is entitled to certain payments if the transferee is successful in obtaining ownership of 2100 Ross.  During the third quarter of 2012, the transferee successfully obtained ownership of 2100 Ross and as a result the Company received a $500,000 payment, which is classified as recovery of losses on a mortgage loan receivable on the Company's Consolidated Statements of Operations and Comprehensive Income.

On June 3, 2013, the Company issued a first mortgage loan to an affiliate of US Airways, which is secured by a 225,000 square foot office building in Phoenix, Arizona known as the US Airways Building. The $3.5 million mortgage loan has a fixed interest rate of 3.0% and matures on December 31, 2016.

Note 4 - Investment in Unconsolidated Joint Ventures

In addition to the 43 office and parking properties included in the consolidated financial statements, the Company was also invested in three unconsolidated joint ventures with unrelated investors as of December 31, 2013. Accordingly, the assets and liabilities of the joint ventures are not included on the Company's consolidated balance sheet at December 31, 2013. Information relating to these unconsolidated joint ventures is summarized below (in thousands, except ownership %):

			December 31,
Joint Venture Entity	Location	Parkway's Ownership%	2013	2012
PKY/CalSTRS Austin, LLC	Austin, TX	50.00%	$93,171	$—
US Airways Building Tenancy in Common	Phoenix, AZ	74.58%	42,501	—
7000 Central Park JV LLC ("7000 Central Park")	Atlanta, GA	40.00%	15,490	—
			$151,162	$—

On June 3, 2013, the Company purchased an approximate 75% interest in the US Airways Building, a 225,000 square foot office property located in the Tempe submarket of Phoenix, Arizona, for a purchase price of $41.8 million. At closing, a subsidiary of the Company issued a $3.5 million mortgage loan to an affiliate of US Airways, which is secured by the building. The mortgage loan carries a fixed interest rate of 3.0% and matures in December 2016. This nine-story Class A office building is adjacent to Parkway's Hayden Ferry Lakeside and Tempe Gateway assets and shares a parking garage with Tempe Gateway. The property is the headquarters for US Airways, which has leased 100% of the building through April 2024. US Airways has a termination option on December 31, 2016 or December 31, 2021 with 12 months prior notice. US Airways is also the owner of the remaining approximate 25% in the building.

On November 5, 2013, Parkway and its joint venture partner foreclosed and took ownership of 7000 Central Park, a 415,000 square foot office building located in the Central Perimeter of Atlanta, Georgia. Parkway previously acquired a 40% common equity interest in a mortgage note secured by the asset for approximately $45.0 million, comprised of an investment of approximately $37.0 million for a preferred equity interest in the joint venture that acquired the note and an investment of approximately $8.0 million for a 40% common equity interest. On December 13, 2013, Parkway and its joint venture partner placed secured financing on the asset in the amount of $30.0 million, the net proceeds of which were used to repay a portion of Parkway’s initial preferred equity investment, reducing the preferred equity interest to approximately $7.6 million. The loan has a floating interest rate based on the one-month LIBOR rate plus a spread of 180 basis points, which represents an initial aggregate interest rate of 1.97%. The joint venture also purchased an interest rate hedge that caps LIBOR at 1.75% through December 2016 for the full amount of the loan. The loan has a maturity date of December 2016.

On December 19, 2013, the Company acquired TPGI's interest in the Austin joint venture in connection with the Mergers. The Company and Madison International Realty ("Madison") owned a 50% interest in the joint venture with CalSTRS, of which the Company's ownership interest is 33%. The Austin joint venture owns the following properties: San Jacinto Center; Frost Bank Tower; One Congress Plaza; One American Center; and 300 West 6th Street. The cost of the Austin joint ventures is adjusted to recognize the Company’s interest in the Austin Joint Venture’s earnings or losses. The difference between a) The company’s ownership percentage in the Austin Joint Venture multiplied by its earnings and b) the amount of the Company’s equity in earnings of the Austin Joint Venture as reflected in the financial statements relates to the amortization or accretion of purchase accounting adjustments made at the time of the merger.

The following table summarizes the balance sheet of the unconsolidated joint ventures at December 31, 2013 (in thousands):

	US Airways	7000 Central Park	PKY/ CalSTRS Austin, LLC	Total

Cash	$2,471	$179	$9,432	$12,082
Restricted cash	—	—	5,846	5,846
Real estate, net	49,176	49,852	723,563	822,591
Intangible assets, net	2,809	4,832	55,593	63,234
Other assets	3,145	4,147	14,638	21,930
Total assets	$57,601	$59,010	$809,072	$925,683

Mortgage debt	$13,777	$30,000	$628,066	$671,843
Other liabilities	1,143	1,687	34,365	37,195
Below Market Rents	—	—	21,187	21,187
Partners' equity	42,681	27,323	125,454	195,458
Total liabilities & partners' equity	$57,601	$59,010	$809,072	$925,683
The following table summarizes the income statements of the unconsolidated joint ventures from acquisition date through December 31, 2013 (in thousands):

	US Airways	7000 Central Park	PKY CalSTRS Austin, LLC	Total
Revenues	$2,560	$1,136	$3,595	$7,291
Operating Expenses	—	778	1,661	2,439
Net Operating Income	2,560	358	1,934	4,852
Interest Expense	209	270	1,335	1,814
Depreciation and Amortization	1,219	836	1,577	3,632
Net Income (Loss)	$1,132	$(748)	$(978)	$(594)

In the Austin joint venture, the Company's share of the Partner's equity is $62.7 million and the excess investment is $30.5 million at December 31, 2013. "Excess Investment" represents the unamortized difference of our investment over our share of the equity in the underlying net assets of the joint venture acquired and is allocated on a fair value basis primarily to investment property, lease related intangibles, and debt premiums. We amortize excess investment over the life of the related depreciable components of investment property, typically no greater than 40 years, the terms of the applicable leases and the applicable debt maturity, respectively. The amortization is included in the reported amount of income from unconsolidated entities.
On January 24, 2014, pursuant to a put right held by Madison, the Company purchased Madison’s approximately 17% interest in the CalSTRS joint venture for a purchase price of approximately $41.5 million. On February 10, 2014, pursuant to an agreement entered into between CalSTRS and the Company, CalSTRS exercised an option to purchase 60% of Madison's former interest on the same terms as the Company for approximately $24.9 million. After giving effect to these transactions, the Company has a 40% interest in the CalSTRS joint venture and the Austin properties, with CalSTRS owning the remaining 60%.

Note 5 - Receivables and Other Assets

The following represents the composition of Receivables and Other Assets as of December 31, 2013 and 2012:

	December 31,
	2013	2012
	(In thousands)
Rents and fees receivable	$5,241	$3,915
Allowance for doubtful accounts	(2,694)	(1,606)
Straight-line rent receivable	44,006	34,205
Other receivables	12,253	2,755
Lease costs (net of accumulated amortization of $36,171 and $28,049, respectively)	86,479	62,978
Loan costs (net of accumulated amortization of $5,990 and $4,067, respectively)	7,624	7,183
Escrow and other deposits	13,701	7,606
Prepaid items	5,255	3,612
Investment in related party	3,500	3,500
Fair value of interest rate swaps	2,021	—
Other assets	1,048	543
	$178,434	$124,691

Note 6 - Intangible Assets, Net

The following table reflects the portion of the purchase price of office properties allocated to intangible assets, as discussed in "Note 1 - Summary of Significant Account Policies".  The portion of purchase price allocated to below market lease value and the related accumulated amortization is reflected in "Note 10 - Accounts Payable and Other Liabilities".

	December 31,
	2013	2012
	(In thousands)
Lease in place value	$189,840	$117,383
Accumulated amortization	(53,263)	(33,919)
Above market lease value	46,106	43,094
Accumulated amortization	(17,021)	(10,544)
Other intangibles	3,011	3,000
Accumulated amortization	(1,917)	(917)
	$166,756	$118,097

Note 7 - Management Contracts

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

During 2012, the Company evaluated certain qualitative factors and determined that it was necessary to apply the two-step quantitative impairment test under ASU 2011-8.  During this process the Company determined that the management contracts were impaired due to the fair value of the management contracts being estimated at $19.0 million as compared to the carrying amount of $46.1 million.  As a result, the Company recorded a $42.0 million non-cash impairment loss, net of deferred tax liability, associated with the Company's investment in management contracts and goodwill.  The Company's strategy related to the third-party management business has changed since the acquisition of these contracts.  When the contracts were acquired, the Company's strategy was to grow the third-party business and continue to add management contracts in Parkway's various markets.  While the Company still views the cash flow from this business as positive and the additional management contracts gives Parkway scale and critical mass in some of its key markets, the Company is no longer actively seeking to grow this portion of the business.  Given this change in strategy and as a result of the decrease in cash flow from the management company due to management contracts terminated during 2012, the Company determined that its management contracts and associated goodwill was impaired and recorded a $42.0 million non-cash impairment charge, net of deferred tax liability, during the fourth quarter of 2012.

At December 31, 2012, the Company carried a deferred tax liability of $2.0 million.  The balance was reduced during the fourth quarter of 2012 from the initial $14.8 million as a result of the reduction in the value of the Company's management contracts to $19.0 million, which will be amortized over their remaining useful life of 2.7 years.

Parkway assumed a management contract as part of the Company's merger with TPGI.  At December 19, 2013, the date of the Mergers, the contract was valued by an independent appraiser at $1.8 million.

Note 8 - Capital and Financing Transactions

Notes Payable to Banks

At December 31, 2013, the Company had a total of $303.0 million outstanding under the following credit facilities (in thousands):

Credit Facilities	Lender	Interest Rate	Maturity	Outstanding Balance
$10.0 Million Unsecured Working Capital Revolving Credit Facility	PNC Bank	—%	03/29/2016	$—
$215.0 Million Unsecured Revolving Credit Facility	Wells-Fargo	2.0%	03/29/2016	58,000
$125.0 Million Unsecured Term Loan (1)	Key Bank	2.5%	09/27/2017	125,000
$120.0 million term loan facility (2)	Wells-Fargo	3.3%	06/11/2018	120,000
		2.7%		$303,000

(1)
Effective October 1, 2012, the Company executed two floating-to-fixed interest rate swaps associated with the Term Loan Facility totaling $125 million, locking LIBOR at 0.7% for five years. The loan bears interest at LIBOR plus the applicable spread which ranges between 150 to 225 basis points based on overall Company leverage. The current spread associated with the loan is 1.75% resulting in an all-in rate of 2.45%.

(2)
Effective June 12, 2013, the Company entered into a new floating-to-fixed interest rate swap associated with a New Term Loan Facility totaling $120 million, locking LIBOR at 1.6% for five years. The loan bears interest at LIBOR plus the applicable spread which ranges between 145 to 220 basis points based on overall Company leverage. The current spread associated with the loan is 1.7% resulting in an all-in rate of 3.3%.

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

On September 27, 2012, the Company closed a $125 million unsecured term loan.  The term loan has a maturity date of September 27, 2017, and has an accordion feature that allows for an increase in the size of the term loan to as much as $250 million, subject to certain conditions.  Interest on the term loan is based on LIBOR plus an applicable margin of 150 to 225 basis points depending on overall Company leverage (with the current rate set at 150 basis points).  The term loan has substantially the same operating and financial covenants as required by the Company's current unsecured revolving credit facility.  Keybanc Capital Markets, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as Joint Lead Arrangers and Joint Bookrunners on the term loan.  In addition, Keybank National Association acted as Administrative Agent; Bank of America, N. A. acted as Syndication Agent; and Wells Fargo Bank, National Association acted as Documentation Agent.  Other participating lenders include Royal Bank of Canada, PNC Bank, National Association, U. S. Bank National Association, and Trustmark National Bank. On September 28, 2012, the Company executed two floating-to-fixed interest rate swaps totaling $125 million, locking LIBOR at 0.7% for five years, which results in an initial all-in interest rate of 2.2%.  The term loan had an outstanding balance of $125 million at December 31, 2013.

On June 12, 2013, the Company entered into a term loan agreement for a $120 million unsecured term loan. The term loan has a maturity date of June 11, 2018, and has an accordion feature that allows for an increase in the size of the term loan to as much as $250 million. Interest on the term loan is based on LIBOR plus an applicable margin of 145 to 200 basis points depending on overall Company leverage (with the current rate set at 145 basis points). The term loan has substantially the same operating and financial covenants as required by the Company's $215 million unsecured revolving credit facility. Wells Fargo Bank, National Association, acted as Administrative Agent and lender. The Company also executed a floating-to-fixed interest rate swap totaling $120.0 million, locking LIBOR at 1.6% for five years and resulting in an effective current interest rate of 3.3%. The term loan had an outstanding balance of $120.0 million at December 31, 2013.

Mortgage Notes Payable

A summary of mortgage notes payable at December 31, 2013 and 2012 is as follows (in thousands):

				Note Balance
	Fixed	Maturity	Monthly	December 31,
Office Property	Rate	Date	Payment	2013	2012
Wholly Owned
Westshore Corporate Center	2.5%	05/01/2015	$88	$14,312	$14,520
Teachers Insurance and Annuity Associations (5 properties)	6.2%	01/01/2016	565	71,307	73,584
NASCAR Plaza	3.4%	03/30/2016	—	—	42,608
John Hancock Facility (2 properties)	7.6%	06/01/2016	130	17,634	17,852
Capital City Plaza	7.3%	03/05/2017	253	32,860	33,489
The Pointe	4.0%	02/10/2019	79	23,500	—
Corporate Center Four at International Plaza (1)	4.6%	04/08/2019	143	36,000	—
Morgan Keegan Tower	7.6%	10/01/2019	163	9,211	10,419
Citrus Center	6.3%	06/01/2020	153	21,601	22,035
Bank of America Center (2)	4.7%	05/18/2018	138	33,875	—
Stein Mart	6.5%	08/01/2020	81	11,286	11,517
Phoenix Tower	3.9%	03/01/2023	258	80,000	—
Deerwood North and South	3.9%	04/01/2023	276	84,500	—
Lincoln Place	3.6%	06/11/2016	293	49,317	—
CityWestPlace I & II	6.2%	07/06/2016	738	117,663	—
CityWestPlace III & IV	5.0%	03/05/2020	512	93,367	—
San Felipe Plaza	4.8%	12/01/2018	438	110,000	—
Total Wholly Owned			4,308	806,433	226,024

Parkway Properties Office Fund II, LP
Cypress Center I-III	4.1%	05/18/2016	—	—	12,088
3344 Peachtree	5.3%	10/01/2017	485	84,739	86,487
Bank of America Center (1)(2)	4.7%	05/18/2018	—	—	33,875
Hayden Ferry Lakeside I (1)	4.5%	07/25/2018	85	22,000	22,000
Hayden Ferry Lakeside II (1)	5.0%	07/25/2018	190	46,875	48,125
The Pointe	4.0%	02/10/2019	—	—	23,500
245 Riverside (1)	5.2%	03/31/2019	42	9,250	9,250
Corporate Center Four at International Plaza (1)	5.4%	04/08/2019	—	—	22,500
Two Ravinia (1)	5.0%	05/20/2019	95	22,100	22,100
Two Liberty Place	5.2%	06/10/2019	391	90,200	90,200
Carmel Crossing	5.5%	03/10/2020	—	—	10,000
Total Fund II			1,288	275,164	380,125
Unamortized premium/(discount)			5,596	15,896	(260)
Total Mortgage Notes Payable			$11,192	$1,097,493	$605,889

(1)	Property has entered into an interest rate swap agreement with the Lender associated with these mortgage loans.

(2)
On December 23, 2013, the Company acquired its partner's 70.0% ownership interest in Bank of America Center. No changes were made to the size, structure or terms of the mortgage note secured by the property.

At December 31, 2013 and 2012, the net book value of the office properties collateralizing the mortgage loans was $1.7 billion and $947.2 million, respectively.

The aggregate annual maturities of mortgage notes payable at December 31, 2013 are as follows (in thousands):

	Total Mortgage Maturities	Debt Balloon Payments	Debt Principal Amortization
2014	$11,896	$—	$11,896
2015	31,983	14,013	17,970
2016	262,640	244,746	17,894
2017	124,746	107,939	16,807
2018	212,713	193,952	18,761
Thereafter	437,619	413,412	24,207
Total principal maturities	1,081,597	974,062	107,535
Fair value premium on mortgage debt acquired	15,896	—	—
Total principal maturities and fair value premium on mortgage debt acquired	$1,097,493	$974,062	$107,535

On January 9, 2012, in connection with the sale of 111 East Wacker for a gross sales price of $150.6 million, the buyer assumed the existing $147.9 million non-recourse mortgage loan secured by the property, which had a fixed interest rate of 6.3% and maturity date of July 2016.

On January 11, 2012, in connection with the purchase of The Pointe in Tampa, Florida, Fund II obtained a $23.5 million non-recourse first mortgage loan, which matures in February 2019.  The mortgage loan has a fixed rate of 4.0% and is interest only for the first 43 months of the term.

On February 10, 2012, Fund II obtained a $50.0 million non-recourse mortgage loan, of which $15.0 million is Parkway's share, secured by Hayden Ferry II, a 300,000 square foot office property located in the Tempe submarket of Phoenix, Arizona. The mortgage loan matures in July 2018 and bears interest at LIBOR plus the applicable spread which ranges from 250 to 350 basis points over the term of the loan.  In connection with this mortgage loan, Fund II entered into an interest rate swap that fixes LIBOR at 1.5% through January 25, 2018, which equates to a total interest rate ranging from 4.0% to 5.0%.  The mortgage loan is cross-collateralized, cross-defaulted, and conterminous with the mortgage loan secured by Hayden Ferry I.

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

On February 21, 2013, the Company obtained an $80.0 million first mortgage loan secured by Phoenix Tower, a 629,000 square foot office property located in the Greenway Plaza submarket of Houston, Texas. The mortgage loan bears interest at a fixed rate of 3.9% and matures on March 1, 2023. Payments of interest only are due on the loan for two years, after which the principal amount of the loan begins amortizing over a 25-year period until maturity. The loan is pre-payable after March 1, 2015, but any such prepayment is subject to a yield maintenance premium. The agreement governing the mortgage loan contains customary rights of the lender to accelerate the loan upon, among other things, a payment default or if certain representations and warranties made by the borrower are untrue.

On March 7, 2013, simultaneous with the purchase of the Deerwood Portfolio, the Company obtained an $84.5 million first mortgage loan, which is secured by the office properties in the portfolio. The mortgage loan bears interest at a fixed rate of 3.9% and matures on April 1, 2023. Payments of interest only are due on the loan for three years, after which the principal amount of the loan begins amortizing over a 30-year period until maturity. The loan is pre-payable after May 1, 2015, but any such prepayment is subject to a yield maintenance premium. The agreement governing the mortgage loan contains customary rights of the lender to accelerate the loan upon, among other things, a payment default or if certain representations and warranties made by the borrower are untrue.

On May 31, 2013, the Company modified the existing $22.5 million first mortgage loan secured by Corporate Center Four at International Plaza ("Corporate Center Four"), a 250,000 square foot office property located in the Westshore submarket of Tampa, Florida. The modified first mortgage loan has a principal balance of $36.0 million, a weighted average fixed interest rate of 4.6%, an initial 24 months interest only period and a maturity date of April 8, 2019. In conjunction with the modification, the Company executed a floating-to-fixed interest rate swap fixing the interest rate on the additional $13.5 million in loan proceeds at 3.3%.

On June 28, 2013, the Company modified the existing mortgage loan secured by Hayden Ferry II, a 299,000 square foot office property located in the Tempe submarket of Phoenix, Arizona.  The loan modification eliminates quarterly principal payments of $625,000.  As a result of the modification, loan payments are now interest-only through February 2015.  The mortgage loan bears interest at LIBOR plus an applicable spread which ranges from 250 to 350 basis points.  The Company entered into a floating-to-fixed interest rate swap that fixed LIBOR on the original loan at 1.5% through January 2018 and resulted in an all-in interest rate of 4.7% on December 31, 2013.  Effective August 1, 2013, the Company entered into a second floating-to-fixed interest rate swap which fixes LIBOR at 1.7% through January 2018 on the additional notional amount of $625,000 associated with the loan modification, resulting in an all-in interest rate of 4.9%.  This loan is cross-defaulted with Hayden Ferry I, IV and V.

On December 6, 2013, in connection with the purchase of Lincoln Place, the Company assumed a mortgage loan with a balance of $49.3 million at December 31, 2013, with a fixed interest rate of 5.9% and a maturity date of June 11, 2016.

On December 19, 2013, in connection with the Mergers, the Company assumed $321.0 million of existing first mortgage loans that are secured by the properties. The mortgage loan for CityWestPlace I and II carries a balance of $117.7 million at December 31, 2013, with a fixed interest rate of 6.2% and a maturity date of July 6, 2016. The mortgage loan for CityWestPlace III and IV carries a balance of $93.4 million at December 31, 2013, with a fixed interest rate of 5.0% and a maturity date of March 5, 2020. The mortgage loan for San Felipe Plaza carries a balance $110.0 million at December 31, 2013, with a fixed interest rate of 4.8% and a maturity date of December 1, 2018.

Interest Rate Swaps

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2013, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the twelve months ended December 31, 2013 and December 31, 2012, the Company recorded $127,000 and $0, respectively, of hedge ineffectiveness in earnings attributable to the redesignation of several interest rate swaps.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During 2014, the Company estimates that an additional $5.6 million will be reclassified as an increase to interest expense. During the years ended December 31, 2013, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur. The accelerated amounts were a loss of $390,000.

As of December 31, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

The Company's interest rate hedge contracts at December 31, 2013 and 2012 are summarized as follows (in thousands):

						Asset (Liability) Balance
						December 31,
Type of Hedge	Balance Sheet Location	Notional Amount	Maturity Date	Reference Rate	Fixed Rate	2013	2012
Swap	Account payable and other liabilities	$12,088	11/18/2015	1-month LIBOR	4.1%	$—	$(582)
Swap	Account payable and other liabilities	30,000	2/1/2016	1-month LIBOR	2.3%	—	(1,787)
Swap	Receivables and Other Assets	50,000	9/28/2017	1-month LIBOR	2.5%	769	(43)
Swap	Account payable and other liabilities	120,000	6/11/2018	1-month LIBOR	3.3%	(985)	—
Swap	Receivables and Other Assets	13,500	10/8/2018	1-month LIBOR	3.3%	90	—
Swap	Receivables and Other Assets	75,000	9/28/2017	1-month LIBOR	2.5%	1,162	(65)
Swap	Account payable and other liabilities	625	1/25/2018	1-month LIBOR	4.9%	(49)	—
Swap	Account payable and other liabilities	33,875	11/18/2017	1-month LIBOR	4.7%	(1,973)	(3,312)
Swap	Account payable and other liabilities	22,000	1/25/2018	1-month LIBOR	4.5%	(1,067)	(1,923)
Swap	Account payable and other liabilities	45,625	1/25/2018	1-month LIBOR	4.7%	(383)	(1,581)
Swap	Account payable and other liabilities	9,250	9/30/2018	1-month LIBOR	5.3%	(703)	(1,218)
Swap	Account payable and other liabilities	22,500	10/8/2018	1-month LIBOR	5.4%	(1,843)	(3,135)
Swap	Account payable and other liabilities	22,100	11/18/2018	1-month LIBOR	5.0%	(1,427)	(2,639)
						$(6,409)	$(16,285)

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

On March 25, 2013, in connection with the purchase of TRST's interest in the Tampa Fund II Assets, the Company assumed the remaining 70% of two interest rate swaps, which have a total notional amount of $34.6 million.

On May 31, 2013, the Company executed a floating-to-fixed interest rate swap for a notional amount of $13.5 million, associated with the first mortgage loan secured by Corporate Center Four in Tampa, Florida, which fixes LIBOR at 3.3% through October 8, 2018.

On June 12, 2013, the Company executed a floating-to-fixed interest rate swap for a notional amount of $120.0 million, associated with its $120.0 million term loan that fixes LIBOR at 1.6% for five years, which resulted in an initial all-in interest rate of 3.3%. The interest rate swap matures June 11, 2018.

On June 28, 2013, the Company modified the existing mortgage loan secured by Hayden Ferry II, a 299,000 square foot office property located in the Tempe submarket of Phoenix, Arizona. The loan modification eliminates quarterly principal payments of $625,000. As a result of the modification, loan payments are now interest-only through February 2015. The mortgage loan bears interest at LIBOR plus an applicable spread which ranges from 250 to 350 basis points. The Company entered into a floating-to-fixed interest rate swap which fixed LIBOR on the original loan at 1.5% through January 2018. Effective August 1, 2013, the Company entered into a second floating-to-fixed interest rate swap which fixes LIBOR at 1.7% through January 2018 on the additional notional amount associated with the loan modification. This loan is cross-defaulted with Hayden Ferry I, IV and V.

The Company designated these swaps as cash flow hedges of the variable interest payments associated with the mortgage loans.

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations and Comprehensive Loss

The table below presents the effect of the Company's derivative financial instruments on the Company's consolidated statements of operations and comprehensive loss for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	Year Ended
Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps and Caps)	December 31,
	2013	2012	2011
Amount of gain (loss) recognized in other comprehensive income on derivative	$4,110	$(7,413)	$(12,580)
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	(5,615)	(4,117)	(2,111)
Amount of gain (loss) reclassified from accumulated other comprehensive income into non-cash expense on interest rate swap included in discontinued operations	—	215	(2,338)
Amount of gain (loss) recognized in income on derivative (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	(390)	—	—

Note 9 - Fair Values of Financial Instruments

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

	As of December 31,
	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$58,678	$58,678	$81,856	$81,856
Mortgage Loan	3,502	3,502	—	—
Interest rate swap agreements	2,021	2,021	—	—
Financial Liabilities:
Mortgage notes payable	$1,097,493	$1,062,648	$605,889	$623,604
Notes payable to banks	303,000	302,393	262,000	254,215
Interest rate swap agreements	8,429	8,429	16,285	16,285

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

Mortgage Loan: The carrying amount for the mortgage loan approximates fair value.

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

Note 10 - Accounts Payable and Other Liabilities

The following represents the composition of Accounts Payable and Other Liabilities as of December 31, 2013 and 2012:

	December 31,
	2013	2012
	(In thousands)
Office property payables:
Accrued expenses and accounts payable	$51,572	$13,111
Accrued property taxes	16,529	6,868
Prepaid rents	16,923	9,488
Deferred revenues	654	315
Security deposits	4,991	4,680
Below market lease value	86,046	27,745
Accumulated amortization – below market lease value	(10,050)	(5,355)
Capital lease obligations	—	57
Corporate payables	5,486	1,930
Deferred tax liability non-current	11	1,959
Accrued payroll	3,081	2,980
Fair value of interest rate swaps	8,429	16,285
Interest payable	5,249	2,653
	$188,921	$82,716
Restructuring charges reflected in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) relate primarily to one-time termination benefits. The Company recognizes these severance and other charges when the requirements of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 420, "Exit or Disposal Cost Obligations," have been met regarding a plan of termination and when communication has been made to employees. During the year ended December 31, 2013, the Company recorded $4.7 million of restructuring charges in general and administrative expenses in the consolidated statements of operations and comprehensive loss related primarily to severance costs associated with the departure of management and other personnel as a result of the Company's closing of its Jackson, Mississippi office. Total cumulative restructuring costs expected to be incurred include approximately $18.1 million of severance costs associated with the merger.

Cost Type	Restructuring Costs Liability at December 31, 2012	Restructuring Costs Incurred for the Year Ended December 31, 2013	Cash Payments for the Year Ended December 31, 2013	Restructuring Costs Liability at December 31, 2013	Total Cumulative Restructuring Costs Expected to Be Incurred
Severance - management and other personnel	$—	$3,971	$1,539	$21,691	$23,230
Other	—	689	—	—	689
Total restructuring costs	$—	$4,660	$1,539	$21,691	$23,919

Note 11 - Stockholder's Equity

Preferred Stock

In June 2003, the Company sold 2.4 million shares of 8.0% Series D Cumulative Redeemable Preferred Stock ("Series D Preferred") with net proceeds to the Company of approximately $58.0 million.  On August 12, 2010, the Company issued an additional 1.97 million shares of its Series D Preferred stock at a price of $23.757 per share, equating to a yield of 8.5% (excluding accrued dividends).  On May 18, 2011, the Company issued approximately 1.0 million additional shares of its Series D Preferred stock to an institutional investor at a price of $25.00 per share, equating to a yield of 8.0%, and the Company used the net proceeds of approximately $26.0 million to fund the combination with Eola and the Company's share of equity contributions to purchase Fund II office properties.  The Series D Preferred stock had no stated maturity, sinking fund or mandatory redemption and was not convertible into any other securities of the Company. At December 31, 2012, the Company had a total of 5.4 million shares of Series D Preferred stock outstanding, with a $25 liquidation value per share, and the shares were redeemable at the option of the Company at any time upon proper notice.

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

The Company declared dividends of $0.63, $2.00 and $2.00 per share for the Series D Preferred stock for 2013, 2012 and 2011, respectively.

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

Common Stock

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

On December 19, 2013, pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Parent Merger, each outstanding share of common stock, par value $0.01 per share, of TPGI ("TPGI Common Stock") was converted into the right to receive 0.3822 (the "Exchange Ratio") shares of the Company’s common stock, par value $.001 per share ("common stock"), with cash paid in lieu of fractional shares, and each share of TPGI limited voting stock, par value $0.01 per share ("TPGI Limited Voting Stock"), was converted into the right to receive a number of shares of newly created Company limited voting stock, par value $0.001 per share ("limited voting stock"), equal to the Exchange Ratio. At the effective time of the Partnership Merger, which occurred immediately prior to the Parent Merger, each outstanding limited partnership interest in TPG LP ("TPG LP Units"), including long term incentive units, was converted into the right to receive a number of limited partnership units in Parkway LP (the "Parkway LP Units") equal to the Exchange Ratio. The Company issued 17,820,962 shares of common stock and 4,451,461 shares of limited voting stock as consideration in the Parent Merger and Parkway LP issued 4,451,461 Parkway LP Units in the Partnership Merger. The stock price was $18.05 at the close of December 19, 2013.

On January 10, 2014, the Company completed an underwritten public offering of 10,500,000 shares of its common stock at the public offering price of $18.15. On February 11, 2014, the Company sold an additional 1,325,000 shares of its common stock at the public offering price of $18.15 pursuant to the exercise of the underwriters’ option to purchase additional shares. The net proceeds from the offering, including shares sold pursuant to the underwriters’ option to purchase additional shares, after deducting the underwriting discount and offering expenses payable by the Company, were approximately $205.5 million and will be used to fund potential acquisition opportunities, to repay amounts outstanding from time to time under the Company’s senior unsecured revolving credit facility and/or for general corporate purposes.

Note 12 - Noncontrolling Interests

The Company has an interest in three joint ventures that are included in its consolidated financial statements: Fund II assets, the Murano condo project, and the Investment in PKY/CalSTRS Austin, LLC.

The following represents the detailed information on the Fund II assets as of December 31, 2013:

		Parkway's	Square Feet
Joint Venture Entity and Property Name	Location	Ownership %	(In thousands)
Fund II
Hayden Ferry Lakeside I	Phoenix, AZ	30.0%	203
Hayden Ferry Lakeside II	Phoenix, AZ	30.0%	300
Hayden Ferry Lakeside III, IV and V	Phoenix, AZ	30.0%	21
245 Riverside	Jacksonville, FL	30.0%	136
3344 Peachtree	Atlanta, GA	33.0%	485
Two Ravinia	Atlanta, GA	30.0%	438
Two Liberty Place	Philadelphia, PA	19.0%	941
Total Fund II		27.9%	2,524

Fund II, a $750.0 million discretionary fund, was formed on May 14, 2008 and was fully invested at February 10, 2012.  Fund II was structured such that TRST as a 70% investor and Parkway as a 30% investor in the fund, with an original target capital structure of approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt.  Fund II acquired 13 properties totaling 4.2 million square feet in Atlanta, Georgia; Charlotte, North Carolina; Phoenix, Arizona; Jacksonville, Orlando, and Tampa, Florida; and Philadelphia, Pennsylvania.  In August 2012, Fund II increased its investment capacity by $20.0 million to purchase Hayden Ferry III, IV and V, a 2,500 space parking garage, a 21,000 square foot office property and a vacant parcel of development land, all adjacent to Hayden Ferry I and Hayden Ferry II in Phoenix, Arizona. In August 2013, Fund II expanded its investment guidelines solely for the purpose of authorizing the purchase of a parcel of land available for development in Tempe, Arizona.

The Company serves as the general partner of Fund II and provides asset management, property management, leasing and construction management services to the fund, for which it is paid market-based fees.  Cash is distributed by Fund II pro rata to each partner until a 9% annual cumulative preferred return is received and invested capital is returned.  Thereafter, 56% will be distributed to TRST and 44% to Parkway.  The term of Fund II is seven years from the date the fund was fully invested, or until February 2019, with provisions to extend the term for two additional one-year periods at the Company's discretion.

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

On March 25, 2013, the Company purchased TRST"s 70% interest in the Tampa Fund II Assets, three office properties totaling 788,000 square feet located in the Westshore submarket of Tampa, Florida, giving us a 100% ownership of the property. The Company's purchase price for TRST's 70% interest in the Tampa Fund II Assets was $97.5 million, based on an agreed-upon gross valuation of $139.3 million. Simultaneously with closing, the Company assumed $40.7 million of existing mortgage indebtedness that is secured by the properties, which represents TRST's 70% share of the approximately $58.1 million of existing mortgage indebtedness. The four office properties include Corporate Center IV at International Plaza, Cypress Center I, II and III, Cypress Center garage and The Pointe. The Tampa Fund II Assets' office properties and associated mortgage loans were previously included in the Company's consolidated balance sheets and statements of operations and comprehensive income (loss). Therefore, the Company's purchase of TRST's share in these office properties will not impact the Company's overall financial position.

On December 19, 2013, the Company acquired TPGI's interest in the Austin joint venture in connection with the Mergers. The Company and Madison owned a 50% interest in the joint venture with CalSTRS. The Austin joint venture owns the following properties: San Jacinto Center; Frost Bank Tower; One Congress Plaza; One American Center; and 300 West 6th Street.

On December 23, 2013, the Company acquired TRST's 70% interest in the Bank of America Center, an approximately 421,000 square foot office building located in the central business district of Orlando, Florida, giving us 100% ownership of the property. The purchase price for TRST's 70% interest in the Bank of America Center was $52.5 million, based on an agreed-upon gross valuation of $75.0 million, including the assumption of approximately $23.7 million of existing mortgage indebtedness. The existing mortgage loan secured by the Bank of America Center has a current outstanding balance of approximately $33.9 million, a fixed interest rate of 4.74% and a maturity date of May 2018. The Bank of America Center and its associated mortgage loan were previously included in our consolidated balance sheets and statements of operations and comprehensive income (loss). Therefore, the purchase of TRST's share in these office properties does not impact our overall financial position.

The Company also consolidates its Murano residential condominium project which it controls. The Company's unaffiliated partner's interest is reflected on the Company's consolidated balance sheets under the "Noncontrolling Interests" caption. The Company's partner has an ownership interest of 27%. Net proceeds from the project will be distributed, to the extent available, based on an order of preferences described in the partnership agreement. The Company may receive distributions, if any, in excess of its 73% ownership interest if certain return thresholds are met.

Noncontrolling interest also includes (a) 900,000 issued and outstanding common units in our operating partnership that were issued in connection with our acquisition of Lincoln Place and (b) approximately 4.4 million issued and 4.2 million outstanding common units in our operating partnership that were issued in exchange for outstanding limited partnership interests in Thomas Properties Group, L.P. in connection with the mergers.

Note 13 - Discontinued Operations

All current and prior period income from the following office property dispositions are included in discontinued operations for the years ended December 31, 2013, 2012 and 2011 (in thousands).

Office Property	Location	Square Feet	Date of Sale	Net Sales Price	Net Book Value of Real Estate	Gain on Sale	Impairment Loss
233 North Michigan	Chicago, IL	1,070	05/11/2011	$156,546	$152,254	$4,292	$—
Greenbrier I & II	Hampton Roads, VA	172	07/19/2011	16,275	15,070	1,205	—
Glen Forest	Richmond, VA	81	08/16/2011	8,950	7,880	1,070	—
Tower at 1301 Gervais	Columbia, SC	298	09/08/2011	18,421	18,421	—	6,147
Wells Fargo	Houston, TX	134	12/09/2011	—	—	—	11,561
Fund I Assets	Various	1,956	12/31/2011	255,725	244,467	11,258	68,513
2011 Dispositions		3,711		$455,917	$438,092	$17,825	$86,221
Falls Pointe	Atlanta, GA	107	01/06/2012	$5,824	$4,467	$1,357	$—
111 East Wacker	Chicago, IL	1,013	01/09/2012	153,240	153,237	3	19,050
Renaissance Center	Memphis, TN	189	03/01/2012	27,661	24,629	3,032	9,200
Non-Core Assets	Various	1,932	Various	125,486	122,157	3,329	51,889
Overlook II	Atlanta, GA	260	04/30/2012	29,467	28,689	778	10,500
Wink	New Orleans, LA	32	06/08/2012	705	803	(98)	—
Ashford Center/ Peachtree Ridge	Atlanta, GA	321	07/01/2012	29,440	28,148	1,292	17,200
Sugar Grove	Houston, TX	124	10/23/2012	10,303	7,058	3,245	—
2012 Dispositions (1)		3,978		$382,126	$369,188	$12,938	$107,839
Atrium at Stoneridge (4)	Columbia, SC	108	03/20/2013	2,966	2,424	542	3,500
Waterstone	Atlanta, GA	93	07/10/2013	3,247	3,207	40	3,000
Meridian	Atlanta, GA	97	07/10/2013	6,615	6,560	55	1,600
Bank of America Plaza	Nashville, TN	436	07/17/2013	41,093	29,643	11,450	—
Lakewood II	Atlanta, GA	123	10/31/2013	10,240	4,403	5,837	—
Carmel Crossing	Charlotte, NC	326	11/08/2013	36,673	22,104	14,569	—
2013 Dispositions (2)		1,183		$100,834	$68,341	$32,493	$8,100

Office Property	Location	Square Feet	Date of Sale	Gross Sales Price
Woodbranch	Houston, TX	109	01/17/2014	$15,000
Mesa Corporate Center	Phoenix, AZ	106	01/31/2014	13,200
Properties Held for Sale at December 31, 2013 (3)		215		$28,200

(1)	Total gain on the sale of real estate in discontinued operations recognized for the year ended December 31, 2012 was $12.9 million, of which $8.1 million was the Company's proportionate share.

(2)	Total gain on the sale of real estate in discontinued operations recognized during the year ended December 31, 2013 was $32.5 million, of which $18.2 million was the Company's proportionate share.

(3)	Gains and losses on assets held for sale are expected to be finalized upon sale and reflected in the year-end December 31, 2014 financial statements.

(4)	Impairment loss incurred in year ended December 31, 2012.

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

The Company completed the sale of four additional assets during the year ended December 31, 2012, including the sale of 111 East Wacker, a 1.0 million square foot office property located in Chicago, Illinois, the Wink building, a 32,000 square foot office property in New Orleans, Louisiana, Sugar Grove, a 124,000 square foot office property in Houston, Texas, and Falls Pointe, a 107,000 square foot office property located in Atlanta, Georgia, and owned by Fund II for a gross sales price of $168.8 million.  Parkway received approximately $14.8 million in net proceeds from these sales, which were used to reduce amounts outstanding under the Company's revolving credit facility and to fund subsequent acquisitions.  In connection with the sale of 111 East Wacker, the buyer assumed a $147.9 million mortgage loan upon sale.  Income from 111 East Wacker, the Wink building, Sugar Grove and Falls Pointe has been classified as discontinued operations for all current and prior periods.

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

On July 10, 2013, the Company sold two office properties, Waterstone and Meridian, totaling 190,000 quare feet located in Atlanta, Georgia, for a gross sales price of $10.2 million and recorded an impairment loss of $4.6 million during the second quarter of 2013. The Company received $9.5 million in net proceeds from the sale, which was used to reduce amounts outstanding under the Company's senior unsecured revolving credit facility.

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

On October 31, 2013, the Company sold Lakewood II, a 123,000 square foot office property located in Atlanta, Georgia, for a gross sale price of $10.6 million. Parkway had a 30% ownership interest in the property, which was owned by Fund II. Parkway received approximately $3.1 million in cash, its proportionate share of net proceeds from the sale, which was used to reduce amounts outstanding under the Company's revolving credit facility. During the fourth quarter of 2013, Fund II recognized a gain on the sale of Lakewood II of approximately $5.9 million, of which approximately $1.8 million was Parkway’s share.

    On November 8, 2013, Parkway sold Carmel Crossing, a 326,000 square foot office property located in Charlotte, North Carolina, for a gross sale price of $37.5 million. Parkway had a 30% ownership interest in the property, which was owned by Fund II. Parkway received approximately $7.1 million in cash, its proportionate share of net proceeds from the sale, which was used to reduce amounts outstanding under the Company's revolving credit facility. During the fourth quarter of 2013, Fund II recognized a gain on the sale of Carmel Crossing of approximately $14.6 million, of which $4.4 million was Parkway’s share, and expenses related to the prepayment of the associated mortgage loan of approximately $2.1 million, of which approximately $0.6 million was Parkway’s share.

The amount of revenues and expenses for these office properties reported in discontinued operations for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

	Year Ended
	December 31,
	2013	2012	2011
Statement of Operations:
Revenues
Income from office and parking properties	$14,976	$34,345	$156,680
	14,976	34,345	156,680
Expenses
Office and parking properties:
Operating expenses	6,835	15,029	70,738
Management company expense	(39)	350	288
Interest expense	485	6,143	31,477
(Gain) loss on extinguishment of debt	2,149	(1,494)	(7,635)
Non-cash expense on interest rate swap	—	(215)	2,338
Depreciation and amortization	4,561	7,843	62,030
Impairment loss	10,200	3,500	189,940
	24,191	31,156	349,176
Other Income/Expenses
Equity in loss of unconsolidated joint ventures	—	(19)	—

Income (loss) from discontinued operations	(9,215)	3,170	(192,496)
Gain on sale of real estate from discontinued operations	32,493	12,938	17,825
Total discontinued operations per Statement of Operations	23,278	16,108	(174,671)
Net (income) loss attributable to noncontrolling interest from discontinued operations	(13,443)	(4,820)	76,218
Total discontinued operations – Parkway's Share	$9,835	$11,288	$(98,453)

Other Assets Held for Sale:	December 31, 2013
Balance sheet:
Investment property		$17,628
Accumulated depreciation		(3,652)
Office property held for sale		13,976
Rents receivable and other assets		2,284
Total assets held for sale		$16,260

Accounts payable and other liabilities		566
Total liabilities held for sale		$566

Note 14 - Income Taxes

The Company elected to be taxed as a REIT under the Internal Revenue Code, commencing with its taxable year ended December 31, 1997.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its stockholders.  It is management's current intention to adhere to these requirements and maintain the Company's REIT status, and the Company was in compliance with all REIT requirements at December 31, 2013.  As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes currently to its stockholders.  If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through TRSs is subject to federal, state and local income taxes.

In January 1998, the Company completed its reorganization into an UPREIT structure under which substantially all of the Company's real estate assets are owned by an operating partnership, Parkway Properties LP.  Presently, substantially all interests in the Operating Partnership are owned by the Company and a wholly owned subsidiary.  At December 31, 2013, the Company had estimated net operating loss ("NOL") carry-forwards for federal income tax purposes of $166.4 million which expire at various dates beginning in 2018 through 2032, which does not include the impact of the TPGI merger. The utilization of these NOLs can cause the Company to incur a small alternative minimum tax liability.

The Company's income differs for income tax and financial reporting purposes principally because real estate owned has a different basis for tax and financial reporting purposes, producing different gains upon disposition and different amounts of annual depreciation.

The following reconciles GAAP net loss to taxable income (loss) for the years ending December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
	Estimate	Actual	Actual
GAAP net loss	$(19,650)	$(39,395)	$(126,903)
Less: Taxable REIT subsidiary GAAP net income (loss)	6,796	46,896	(9,248)
GAAP net income (loss) from REIT operations (1)	(12,854)	7,501	(136,151)
GAAP to tax adjustments:
Depreciation and amortization	38,961	10,619	13,969
Gains and losses from capital transactions	(6,731)	(115,065)	53,699
Share-based compensation expense	5,699	431	1,341
Deferred compensation distributions	—	(226)	(1,902)
Amortization of mortgage loan discount	—	32	(335)
Allowance for doubtful accounts	858	(480)	(761)
Vesting of restricted shares and dividends	(170)	(674)	(1,175)
Deferred revenue	481	(329)	(2,525)
Capitalizable acquisition costs	12,985	2,119	11,213
Straight line rent	(1,702)	(2,883)	(2,169)
Interest expense	—	(214)	2,338
Nontaxable dividend income	(1,360)	(3,707)	(1,986)
Other differences	(104)	829	192
Taxable income (loss) before adjustments	36,063	(102,047)	(64,252)
Less: NOL carry forward	—	—	—
Adjusted taxable income subject to 90% dividend requirement	$36,063	$—	$—

(1)	GAAP net income (loss) from REIT operations is net of amounts attributable to noncontrolling interests.

The Company has elected to treat certain consolidated subsidiaries as taxable REIT subsidiaries, which are tax paying entities for income tax purposes and are taxed separately from the Company.  Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform non-customary services for customers and are subject to federal and state income tax at regular corporate tax rates.  On May 18, 2011, in connection with the combination of the Eola management company, the Company contributed the management company to a TRS wholly owned by the operating partnership.

In connection with the purchase accounting for the management company, in 2011, the Company recorded an initial deferred tax liability of $14.8 million representing differences between the tax basis and GAAP basis of the acquired assets and liabilities (primarily related to the management company contracts) multiplied by the effective tax rate.  The Company was required to record these deferred tax liabilities as a result of the Management Company becoming a C corporation at the time it was acquired. At December 31, 2012, the Company carried a deferred tax liability of $2.0 million. The initial balance of $14.8 million was reduced during 2012 as a result of the valuation of the Company's management contracts being reduced to $19.0 million, which is being amortized over their remaining useful life of 2.7 years. Due to these adjustments, at December 31, 2013, the Company recorded a deferred tax asset of $500,000. Additionally, the Company recorded an initial deferred tax asset of $1.6 million representing differences between the tax basis and the GAAP basis of the acquired Murano asset in the TPGI merger multiplied by the effective tax rate.

FASB ASC 740-10-30-17 "Accounting for Income Taxes," requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. Future realization of the deferred tax asset is dependent on the reversal of existing taxable temporary differences, carryback potential, tax-planning strategies and on us generating sufficient taxable income in future years. As of December 31, 2013, a valuation allowance of $500,000 has been established on the net deferred tax asset for the Management Company and a valuation allowance of $1.6 million has been established against the net deferred income tax asset for Murano.

The components of income tax benefit (expense) for the years ended December 31, 2013, 2012, and 2011 are as follows (in thousands):

	Year Ended
	December 31,
	2013	2012	2011
Current:	Estimate	Actual	Actual
Federal	$(488)	$(914)	$(420)
State	(67)	(202)	(66)
Total Current	(555)	(1,116)	(486)
Deferred:
Federal	1,582	722	363
State	378	133	67
Total Deferred	1,960	855	430
Total income tax benefit (expense)	$1,405	$(261)	$(56)

In addition to the tax benefit (expense) represented above, the Company incurred an additional tax benefit of $11.4 million associated with the non-cash impairment loss on management contracts and goodwill for the year ended December 31, 2012.  This additional tax benefit is classified as part of the impairment loss on management contracts and goodwill on the Company's Consolidated Statements of Operations and Comprehensive Loss. The income tax benefit (expense) for the years ended December 31, 2013, 2012, and 2011 is all from continuing operations.

Consolidated income (loss) subject to tax consists of pretax income or loss of taxable REIT subsidiaries.  For the year ended December 31, 2013, the Company had consolidated losses subject to tax of $5.8 million and during the year ended December 31, 2012, the Company had consolidated losses subject to tax of $41.5 million.  The reconciliation of income tax attributable to continuing operations computed at the U.S. statutory rate to income tax benefit is shown below (in thousands):

	2013		2012
	Amount	Percentage	Amount	Percentage
Tax at U.S. statutory rates on consolidated income (loss) subject to tax	$1,990	34.0%	$(150)	34.0%
State income tax, net of federal tax benefit	185	3.2%	(40)	9.0%
Effect of permanent differences	(291)	(5.0)%	(37)	8.5%
Valuation Allowance	(479)	(8.2)%	—	—%
Other	—	—%	(34)	7.4%
Total income tax benefit (expense)	$1,405	24.0%	$(261)	58.9%

On December 19, 2013, the Company completed the Mergers. The Company assumed TPGI’s ownership interest in two wholly owned office properties in Houston, Texas and five office properties in Austin, Texas in the PKY/CalSTRS Austin, LLC discussed in "Note 4 - Investments in Unconsolidated Joint Ventures", and mortgage notes payable discussed in "Note 8 - Capital and Financing Transactions". As set forth in the Merger Agreement, the parties to the Parent Merger intended that the Parent Merger be treated as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code.  Assuming that, as intended, the Parent Merger qualified as a reorganization, because TPGI was a C corporation, the Company is subject to the rules applicable to REITs acquiring assets with "built-in gain" from C corporations in reorganizations.  Pursuant to these rules, the Company is subject to corporate income tax to the extent that unrealized gain on historic TPGI assets (determined at the time of the Parent Merger) is recognized in taxable dispositions of such assets in the ten-year period following the Parent Merger.  In addition, in connection with the Parent Merger, the Company succeeded to $79.3 million of historic TPGI net operating loss carryovers (determined for U.S. federal income tax purposes), the utilization of which is subject to limitations under Internal Revenue Code Section 382. In addition, the Company has net operating losses of $16.2 million for the State of California, and $30.9 million for the State of Pennsylvania. FASB ASC 740-10-30-17 "Accounting for Income Taxes," requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. Future realization of the deferred tax asset is dependent on the reversal of existing taxable temporary differences, carryback potential, tax-planning strategies and on us generating sufficient taxable income in future years. As of December 31, 2013, a federal income tax valuation allowance of approximately $71.3 million has been established against the net deferred income tax assets for an amount that will more likely than not be realized. In addition, a full valuation allowance has been established against the net operating losses generated in California and Pennsylvania. At December 31, 2013, a deferred tax liability of approximately $11,000 has been recorded to reflect Texas Margin Tax for the sale of Four Points.

FASB ASC 740-10-25 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

At December 31, 2013, the Company has recorded unrecognized tax benefits of approximately $8.0 million, acquired as part of the TPGI merger and if recognized, would not affect our effective tax rate. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company has sufficient NOLs to utilize for current or future tax liabilities.

A reconciliation of the Company’s unrecognized tax benefits as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
	(In thousands)
Unrecognized Tax Benefits - Opening Balance	$—	$—
Gross increases - current period tax positions	7,999	—
Unrecognized Tax Benefits - Ending Balance	$7,999	$—

The following reconciles cash dividends paid with the dividends paid deduction for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
	Estimated	Actual	Actual
Cash dividends paid	$45,189	$26,306	$16,472
Less: Dividends on deferred compensation plan shares	—	(3)	(3)
Less: Dividends absorbed by current earnings and profits	(36,291)	—	—
Less: Return of capital	(8,898)	(26,303)	(16,469)
Dividends paid deduction	$—	$—	$—

The following characterizes distributions paid per common share for the years ended December 31, 2013, 2012 and 2011:

	2013		2012		2011
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$0.4425	69.0%	$0.0000	0.0%	$0.00	0.0%
Unrecaptured Section 1250 gain	0.0831	13.0%	0.0000	0.0%	0.00	0.0%
Return of capital	0.1119	18.0%	0.3750	100.0%	0.30	100.0%
	$0.6375	100.0%	$0.3750	100.0%	$0.30	100.0%

Note 15 - Share-Based and Long-Term Compensation Plans

The Company grants share-based awards under the 2013 Equity Plan. Effective May 16, 2013, the stockholders of the Company approved the 2013 Equity Plan. The 2013 Equity Plan replaced the 2010 Equity Plan. Outstanding awards granted under the 2010 Equity Plan continue to be governed by the 2010 Equity Plan. All of the employees of the Company and the Operating Partnership, employees of certain subsidiaries of the Company, non-employee directors, and any consultants or advisors to the Company and the Operating Partnership are eligible to participate in the 2013 Equity Plan.

The 2013 Equity Plan authorizes the following types of awards: (1) stock options, including nonstatutory stock options and incentive stock options ("ISOs"); (2) stock appreciation rights; (3) restricted shares; (4) restricted share units; (5) profits interest units ("LTIPS units"); (6) dividend equivalent rights; and (7) other forms of awards payable in or denominated by reference to shares of Common Stock. Full value awards, i.e., awards other than options and stock appreciation rights, vest over a period of three years or longer, except that any full value awards subject to performance-based vesting must become vested over a period of one year or longer. The Compensation Committee may waive vesting requirements upon a participant’s death, disability, retirement or other specified termination of service or upon a change in control.

The aggregate number of shares of the Company's common stock available for awards pursuant to the Plan is 3,250,000, including a maximum of 2,000,000 shares that may be granted pursuant to stock options or stock appreciation rights and a maximum of 1,250,000 shares that may be granted pursuant to other awards.

If an award is cancelled, forfeited or expires unvested or unexercised, or is settled in cash rather than in shares of Common Stock, then the shares covered by the portion of the award that is so cancelled, forfeited, expired or settled will again become available for award under the plan. Shares repurchased by the Company at the same price paid by a participant will also become available for award under the plan, and the payment of dividend equivalents in cash in conjunction with any outstanding awards will not count against the Share Limit. Shares tendered in payment of an exercise or purchase price, tendered or retained to satisfy the Company’s tax withholding obligation, not issued upon exercise of a stock appreciation right to which they are subject and shares purchased in the open market with cash proceeds of option exercises will not be available for re-issuance under the plan. No shares may be made subject to a grant if that would cause an incentive stock option to fail to qualify as such under the tax code.

Through December 31, 2013, the Company has granted stock options, LTIP units and RSUs (including time-vesting RSUs and performance-vesting RSUs) under the 2013 Equity Plan. As of December 31, 2013, the Company has restricted shares and deferred incentive share units outstanding under the 2010 Equity Plan. The Company has also previously awarded long-term equity incentive awards and long-term cash incentives.

Compensation expense, net of estimated forfeitures, for service-based awards is recognized over the expected vesting period. The total compensation expense for the long-term equity incentive awards is based upon the fair value of the shares on the grant date, adjusted for estimated forfeitures. Time-vesting restricted shares, RSUs and deferred incentive share units are valued based on the New York Stock Exchange closing market price of Parkway's common shares (NYSE: PKY) as of the date of grant. The grant date fair value for awards that are subject to performance-based vesting and market conditions, including LTIP units, performance-vesting RSUs, and long-term equity incentive awards, is determined using a simulation pricing model developed to specifically accommodate the unique features of the awards. The total compensation expense for stock options is estimated based on the fair value of the options as of the date of grant using the Black-Scholes model.

Long-Term Equity Incentives

At December 31, 2013, a total of 1,850,000 shares underlying stock options had been granted to officers of the Company and remain outstanding under the 2013 Equity Plan. The stock options are valued at $7.7 million, which equates to an average price per share of $4.17. Each stock option will vest in increments of 25% per year on each of the first, second, third and fourth anniversaries of the grant date, subject to the grantee's continued service. At December 31, 2013, a total of 398,889 time-vesting RSUs had been granted to officers of the Company and remain outstanding. The time-vesting RSUs are valued at $7.4 million, which equates to an average price per share of $18.55. A total of 210,220 time-vesting RSU awards will vest in increments of 25% per year on each of the first, second, third and fourth anniversaries of the grant date and 188,669 time-vesting RSU awards will vest in increments of 33% per year on each of the first, second, and third anniversaries of the grant date, subject to the grantee's continued service.

At December 31, 2013, a total of 214,443 LTIP units had been granted to officers of the Company and remain outstanding under the 2013 Equity Plan. The LTIP units are valued at $2.1 million, which equates to an average price per share of $9.79. At December 31, 2013, a total of 50,898 performance-vesting RSUs had been granted to officers of the Company and remain outstanding under the 2013 Equity Plan. The performance-vesting RSUs are valued at approximately $534,000, which equates to an average price per share of $10.49. Each LTIP unit and performance-vesting RSU will vest based on the attainment of total stockholder return targets during the applicable performance period, subject to the grantee's continued service.

The Company began expensing the grants of stock options, LTIP units and time-vesting and performance-vesting RSUs upon stockholder approval of the 2013 Equity Plan on May 16, 2013.

At December 31, 2013, a total of 27,391 restricted shares had been granted to officers of the Company and remain outstanding under the 2010 Equity Plan. The restricted shares vest ratably over four years from the date of grant, with the last restricted shares vesting in January 2016. The restricted shares are valued at $412,000, which equates to an average price per share of $15.04. At December 31, 2013, a total of 14,880 deferred incentive share units had been granted to employees of the Company and remain outstanding under the 2010 Equity Plan. The deferred incentive share units are valued at $233,000, which equates to an average price per share of $15.66. The deferred incentive share units vest ratably over four years from the date of grant, with the last deferred incentive share units vesting in December 2015.

Total compensation expense related to restricted shares, deferred incentive share units, stock options, RSUs, and LTIP units of $5.7 million and $432,000 was recognized in general and administrative expenses on the Company's consolidated statements of operations and comprehensive income (loss) during the years ended December 31, 2013 and 2012, respectively. Total compensation expense related to non-vested awards not yet recognized was $12.7 million at December 31, 2013. The weighted average period over which this expense is expected to be recognized is approximately two years.

	Restricted Shares		Deferred Incentive Share Units		Stock Options		Restricted Stock Units		LTIP Units
	# of Shares	Weighted Average Grant-Date Fair Value	# of Share Units	Weighted Average Grant-Date Fair Value	# of Options	Weighted Average Grant-Date Fair Value	# of Stock Units	Weighted Average Grant-Date Fair Value	# of LTIP Units	Weighted Average Grant-Date Fair Value
Balance at 12/31/12	281,233	$8.34	17,760	$25.61	—	$—	—	$—	—	$—
Granted	—	—	—	—	1,850,000	4.17	462,616	17.56	214,443	9.79
Vested	(15,356)	14.76	—	—	—	—	—	—	—	—
Forfeited	(238,486)	7.15	(2,880)	13.81	—	—	(12,829)	14.00	—	—
Balance at 12/31/13	27,391	$15.04	14,880	$15.67	1,850,000	$4.17	449,787	$17.65	214,443	$9.79
*N/M-Not meaningful

The following table presents the weighted-average assumptions used to estimate the fair values of the options granted in the periods presented:

	Year Ended
	December 31,
	2013	2012	2011
Risk-free interest rate	1.01%	—	—
Expected volatility	31.0%	—	—
Expected life (in years)	6	—	—
Dividend Yield	4%	—	—
Weighted-average estimated fair value of options granted during the year	$4.17	—	—

The Committee previously approved long-term equity incentive awards to executive officers of the Company consisting of, in part, performance-based awards subject to both an absolute and relative total return goal. The performance-based awards vested contingent on the Company meeting goals for compounded annual total return to stockholders ("TRTS") set by the Committee over the three-year performance period beginning July 1, 2010. The performance goals were based upon the Company's (i) absolute compounded annual TRTS and (ii) absolute compounded annual TRTS relative to the compounded annual return of the MSCI US REIT ("RMS") Index calculated on a gross basis. As of June 30, 2013, which was the end of the performance period, the Company did not achieve the performance goals and the performance-based awards did not vest.

Defined Contribution Plan

Parkway maintains a 401(k) plan for its employees.  The Company makes matching contributions of 50% of the employee's contribution (limited to 10% of compensation as defined by the plan) and may also make annual discretionary contributions.  The Company's total expense for this plan was $601,000, $554,000, and $518,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 16 - Selected Quarterly Financial Data (Unaudited):

Summarized quarterly financial data for the years ended December 31, 2013 and 2012 are as follows (in thousands, except per share data):

	2013
	First	Second	Third	Fourth
Revenues (other than gains) (1)	$68,165	$72,623	$73,325	$77,465
Expenses	(62,372)	(67,047)	(73,445)	(82,226)
Operating income (loss)	5,793	5,576	(120)	(4,761)
Interest and other income	102	82	434	1,618
Equity in earnings (loss) of unconsolidated joint ventures	—	79	393	(294)
Interest expense	(10,329)	(11,162)	(11,521)	(12,610)
Income tax benefit (expense)	507	384	819	(305)
Loss from continuing operations (1)	(3,927)	(5,041)	(9,995)	(16,352)
Discontinued operations:
Income (loss) from discontinued operations	960	(3,628)	(4,863)	(1,684)
Gain on sale of real estate from discontinued operations	542	—	11,545	20,406
Total discontinued operations (1)	1,502	(3,628)	6,682	18,722
Net income (loss)	(2,425)	(8,669)	(3,313)	2,370
Noncontrolling interests	1,257	1,050	1,007	(10,927)
Net loss attributable to Parkway Properties, Inc.	(1,168)	(7,619)	(2,306)	(8,557)
Dividends on preferred stock	(2,711)	(722)	—	—
Dividends on preferred stock redemption	—	(6,604)	—	—
Net loss attributable to common stockholders	$(3,879)	$(14,945)	$(2,306)	$(8,557)

Net income (loss) per common share:
Basic:
Loss from continuing operations attributable to
Parkway Properties, Inc.	$(0.09)	$(0.17)	$(0.13)	$(0.21)
Discontinued operations	0.02	(0.05)	0.09	0.09
Basic net income (loss) attributable to Parkway Properties, Inc.	$(0.07)	$(0.22)	$(0.04)	$(0.12)
Dividends per common share	$0.1875	$0.15	$0.15	$0.15
Diluted:
Loss from continuing operations attributable to
Parkway Properties, Inc.	$(0.09)	$(0.17)	$(0.13)	$(0.21)
Discontinued operations	0.02	(0.05)	0.09	0.09
Diluted net income (loss) attributable to Parkway Properties, Inc.	$(0.07)	$(0.22)	$(0.04)	$(0.12)
Weighted average shares outstanding:
Basic	56,849	68,526	68,564	71,221
Diluted	56,849	68,526	68,564	71,221

(1)
The amounts presented for the three months ended March 31, 2013, June 30, 2013 and September 30, 2013 differ from the amounts previously reported in our Quarterly Reports on Form 10-Q as a result of discontinued operations consisting of properties sold in 2013 or classified as held for sale as of December 31, 2013.

	For the Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013
Revenues, previously reported in Form 10-Q	$72,112	$76,078	$74,576
Revenues, previously reported in Form 10-Q, subsequently reclassified to discontinued operations	(3,947)	(3,455)	(1,251)
Total revenues disclosed in Form 10-K	$68,165	$72,623	$73,325
Loss from continuing operations previously reported in Form 10-Q	$(2,620)	$(4,282)	$(15,063)
Loss from continuing operations, previously reported in Form 10-Q, subsequently reclassified to discontinued operations	(1,307)	(759)	5,068
Loss from continuing operations disclosed in Form 10-K	$(3,927)	$(5,041)	$(9,995)
Discontinued operations, previously reported in Form 10-Q	$195	$(4,387)	$11,750
Discontinued operations from properties sold or held for sale subsequent to the respective reporting period	1,307	759	(5,068)
Discontinued operations disclosed in Form 10-K	$1,502	$(3,628)	$6,682

	2012
	First	Second	Third	Fourth
Revenues (other than gains) (1)	$46,667	$50,505	$55,967	$57,357
Expenses	(42,175)	(44,813)	(48,397)	(100,407)
Operating income (loss)	4,492	5,692	7,570	(43,050)
Interest and other income	97	44	64	67
Gain on sale of real estate	—	—	48	—
Recovery of loss on mortgage loan receivable	—	—	500	—
Interest expense	(8,688)	(8,394)	(8,378)	(8,892)
Income tax benefit (expense)	(161)	11	7	(118)
Loss from continuing operations (1)	(4,260)	(2,647)	(189)	(51,993)
Discontinued operations:
Income (loss) from discontinued operations	4,012	724	410	(1,976)
Gain on sale of real estate from discontinued operations	5,575	3,197	995	3,171
Total discontinued operations (1)	9,587	3,921	1,405	1,195
Net loss	5,327	1,274	1,216	(50,798)
Noncontrolling interests	(622)	1,499	913	1,796
Net income (loss) attributable to Parkway Properties, Inc.	4,705	2,773	2,129	(49,002)
Dividends on preferred stock	(2,711)	(2,710)	(2,711)	(2,711)
Dividends on convertible preferred stock	—	(1,011)	—	—
Net income (loss) available to common stockholders	$1,994	$(948)	$(582)	$(51,713)

Net income (loss) per common share:
Basic:
Loss from continuing operations attributable to
Parkway Properties, Inc.	$(0.19)	$(0.19)	$(0.04)	$(1.19)
Discontinued operations	0.28	0.15	0.02	0.03
Basic net loss attributable to Parkway Properties, Inc.	$0.09	$(0.04)	$(0.02)	$(1.16)
Dividends per common share	$0.075	$0.075	$0.1125	$0.1125
Diluted:
Loss from continuing operations attributable to
Parkway Properties, Inc.	$(0.19)	$(0.19)	$(0.04)	$(1.19)
Discontinued operations	0.28	0.15	0.02	0.03
Diluted net loss attributable to Parkway Properties, Inc.	$0.09	$(0.04)	$(0.02)	$(1.16)
Weighted average shares outstanding:
Basic	21,568	23,440	36,487	44,476
Diluted	21,568	23,440	36,487	44,476

(1)
The amounts presented for the three months ended March 31, 2012, June 30, 2012 and September 30, 2012 differ from the amounts previously reported in our Quarterly Reports on Form 10-Q as a result of discontinued operations consisting of properties sold in 2013 or classified as held for sale as of December 31, 2013.

	For the Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012
Revenues, previously reported in Form 10-Q	$51,287	$55,077	$59,589
Revenues, previously reported in Form 10-Q, subsequently reclassified to discontinued operations	(4,620)	(4,572)	(3,622)
Total revenues disclosed in Form 10-K	$46,667	$50,505	$55,967
Loss from continuing operations previously reported in Form 10-Q	$(3,520)	$(1,259)	$551
Loss from continuing operations, previously reported in Form 10-Q, subsequently reclassified to discontinued operations	(740)	(1,388)	(740)
Loss from continuing operations disclosed in Form 10-K	$(4,260)	$(2,647)	$(189)
Discontinued operations, previously reported in Form 10-Q	$8,847	$2,533	$665
Discontinued operations from properties sold or held for sale subsequent to the respective reporting period	740	1,388	740
Discontinued operations disclosed in Form 10-K	$9,587	$3,921	$1,405

Note 17 - Commitments and Contingencies

On October 24, 2013, Jason Osiezanek filed in the Delaware Chancery Court a putative Class Action against TPGI and each of its directors, and included the Company and Merger Sub as defendants. The complaint alleged that, in connection with the mergers, the directors of TPGI had breached their fiduciary duties, particularly with respect to allegedly inadequate disclosures in the proxy statement provided to the shareholders who were to vote on the proposed mergers. The Company was alleged to have aided and abetted this breach of fiduciary duties. The lawsuit sought various forms of relief, including that the court enjoin the mergers and rescind the merger agreement. The plaintiff also sought an award of damages and litigation expenses and to have the Defendants account for any profits or special benefits the Defendants may have obtained by the alleged breach of a fiduciary duty. After initial discovery, including depositions, was completed, the parties engaged in settlement negotiations.

On December 3, 2013, the parties reached an agreement in principle to settle the litigation. The terms of the agreement in principle were reflected in a Memorandum of Understanding, which was submitted to the Delaware Chancery Court.

The terms of the settlement were later embodied in a Stipulation of Settlement, which was filed with the Delaware Chancery Court. A Notice of the proposed settlement was sent to all class members, and they were given time to object to the proposed settlement. The Delaware Chancery Court set April 29, 2014 as the date for the hearing on the final approval of the settlement.
As part of the mergers, the Company acquired a 1% limited partnership interest in 2121 Market Street. A mortgage loan secured by a first trust deed on 2121 Market Street is guaranteed by our Operating Partnership, up to a maximum amount of $14.0 million expiring in December 2022.

Note 18 - Subsequent Events

On January 10, 2014, the Company completed an underwritten public offering of 10,500,000 shares of its common stock at the public offering price of $18.15. On February 11, 2014, the Company sold an additional 1,325,000 shares of its common stock at the public offering price of $18.15 pursuant to the exercise of the underwriters’ option to purchase additional shares. The net proceeds from the offering, including shares sold pursuant to the underwriters’ option to purchase additional shares, after deducting the underwriting discount and offering expenses payable by the Company, were approximately $205.5 million and will be used to fund potential acquisition opportunities, to repay amounts outstanding from time to time under the Company’s senior unsecured revolving credit facility and/or for general corporate purposes.

On January 17, 2014, the Company sold the Woodbranch Building, a 109,000 square foot office property located in Houston, Texas, for a gross sale price of $15.0 million. The Company received approximately $13.9 million in net proceeds, which were used to fund subsequent acquisitions. The Company expects to book a gain of approximately $10.0 million during the first quarter of 2014.

On January 30, 2014, the Company completed the acquisition of the JTB Center, a complex of three office buildings totaling 248,000 square feet located in the Deerwood submarket of Jacksonville, Florida, for a gross purchase price of $33.3 million. As of January 1, 2014, the JTB Center had a combined occupancy of 94.4% and was unencumbered by any secured indebtedness.

On January 31, 2014, the Company sold Mesa Corporate Center, a 106,000 square foot office property located in Phoenix, Arizona, for a gross sale price of $13.2 million. the Company received approximately $12.1 million in net proceeds from the sale, which were used to fund subsequent acquisitions. the Company expects to realize a gain of approximately $489,000 during the first quarter of 2014.

As a result of its recently completed Mergers, the Company acquired an indirect interest in the Austin joint venture, a joint venture with CalSTRS that owns Frost Bank Tower, One Congress Plaza, One American Center, 300 West 6th Street and San Jacinto Center in the central business district of Austin, Texas. The Company's interest in the CalSTRS joint venture was held through a joint venture with Madison. On January 24, 2014, pursuant to a put right held by Madison, the Company purchased Madison’s approximately 17% interest in the CalSTRS joint venture for a purchase price of approximately $41.5 million. On February 10, 2014, pursuant to an agreement entered into between CalSTRS and the Company, CalSTRS exercised an option to purchase 60% of Madison's former interest on the same terms as the Company for approximately $24.9 million. After giving effect to these transactions, the Company has a 40% interest in the CalSTRS joint venture and the Austin properties, with CalSTRS owning the remaining 60%.

SCHEDULE II – VALUATIONS AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance Beginning of Year	Additions Charged to Cost & Expenses	Deductions Written Off as Uncollectible	Balance End of Year

Allowance for Doubtful Accounts:
Year Ended:
December 31, 2013	$1,606	$1,581	$493	$2,694
December 31, 2012	1,812	795	(1,001)	1,606
December 31, 2011	2,810	1,351	(2,349)	1,812

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2013 (In thousands)
		Initial Cost to the Company
Description	Encumbrances (1)	Land	Building and Improvements	Subsequent Capitalized Costs	Total Real Estate
Office and Parking Properties:
Arizona
Hayden Ferry Lakeside I	$22,000	$2,871	$30,430	$5,830	$39,131
Hayden Ferry Lakeside II	46,875	3,612	69,248	4,493	77,353
Hayden Ferry Lakeside III, IV, and V	—	9,046	8,561	1,384	18,991
Squaw Peak Corporate Center	—	5,800	35,144	7,222	48,166
Tempe Gateway	—	8,170	46,170	8,413	62,753
Florida
Hillsboro Center V	9,121	1,325	12,249	4,782	18,356
Hillsboro Center I-IV	6,219	1,129	7,734	2,910	11,773
245 Riverside	9,250	6,556	8,050	2,332	16,938
Stein Mart Building	11,286	1,653	16,636	5,065	23,354
Riverplace South	—	2,316	5,412	3,003	10,731
Westshore Corporate Center	14,312	—	17,532	3,258	20,790
Lincoln Place	49,317	—	56,661	5,095	61,756
Deerwood North	43,100	11,904	39,900	5,944	57,748
Deerwood South	41,400	14,026	36,319	5,377	55,722
Bank of America Center	33,875	8,882	38,598	8,321	55,801
Citrus Center	21,601	4,000	26,712	7,575	38,287
Corporate Center Four at International Plaza	36,000	—	31,775	8,689	40,464
Cypress Center IV	—	2,900	—	46	2,946
Cypress Center I – III	—	4,710	12,180	4,754	21,644
The Pointe	23,500	5,293	30,836	5,355	41,484
Georgia
3344 Peachtree	84,739	7,472	127,583	11,355	146,410
Two Ravinia Drive	22,100	3,187	32,948	9,147	45,282
Peachtree Dunwoody Pavilion	26,118	9,373	24,579	8,059	42,011
Capital City Plaza	32,860	3,625	57,218	6,121	66,964
Tower Place 200	—	5,407	45,207	5,123	55,737
Mississippi
City Centre	—	267	1,676	6,001	7,944
North Carolina
Hearst Tower	—	4,417	200,287	23,028	227,732
525 North Tryon	—	5,108	34,103	7,361	46,572
NASCAR Plaza	—	—	76,790	11,052	87,842
Pennsylvania
Two Liberty Place	90,200	32,587	97,593	17,659	147,839
Tennessee
Morgan Keegan Tower	9,211	—	18,588	4,400	22,988
Texas
400 North Belt	—	419	10,021	4,844	15,284
Honeywell	—	856	15,235	4,591	20,682
Schlumberger	—	1,013	11,102	4,757	16,872
One Commerce Green	17,412	489	37,307	5,811	43,607
Comerica Bank Building	12,437	1,921	21,222	4,716	27,859
550 Greens Parkway	—	1,006	8,061	460	9,527
5300 Memorial Building	11,247	682	11,744	3,982	16,408
Town and Country	6,387	436	8,205	4,565	13,206
Phoenix Tower	80,000	9,191	98,147	9,867	117,205
CityWestPlace	211,030	56,785	305,992	30,551	393,328
San Felipe Plaza	110,000	40,347	200,826	11,376	252,549
Total Real Estate Owned	$1,081,597	$278,781	$1,974,581	$294,674	$2,548,036

(1)	Encumbrances represent face amount of mortgage debt and exclude any premiums or discounts.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued) DECEMBER 31, 2013 (In thousands)
	Gross Amount at Which
	Carried at Close of Period
Description	Land	Building and Improv	Total	Accum Deprec	Net Book Value of Real Estate	Year Acquired	Year Constructed	Depreciable Lives (Yrs.)
Office and Parking Properties:
Arizona
Hayden Ferry Lakeside I	$2,871	$36,260	$39,131	$3,930	$35,201	2011	2002	(3)
Hayden Ferry Lakeside II	3,612	73,741	77,353	5,606	71,747	2012	2007	(3)
Hayden Ferry Lakeside III, IV, and V	9,046	9,945	18,991	437	18,554	2012	2007	(3)
Squaw Peak Corporate Center	5,800	42,366	48,166	12,522	35,644	2004	1999/2000	(3)
Tempe Gateway	8,170	54,583	62,753	2,153	60,600	2012	2009	(3)
Florida
Hillsboro Center V	1,325	17,031	18,356	7,234	11,122	1998	1985	(3)
Hillsboro Center I-IV	1,129	10,644	11,773	4,556	7,217	1998	1985	(3)
245 Riverside	6,556	10,382	16,938	1,031	15,907	2011	2003	(3)
Stein Mart Building	1,653	21,701	23,354	7,011	16,343	2005	1985	(3)
Riverplace South	2,316	8,415	10,731	3,269	7,462	2005	1981	(3)
Westshore Corporate Center	—	20,790	20,790	1,185	19,605	2012	1988	(3)
Lincoln Place	—	61,756	61,756	141	61,615	2013	2002	(3)
Deerwood North	11,904	45,844	57,748	2,042	55,706	2013	1999	(3)
Deerwood South	14,026	41,696	55,722	1,949	53,773	2013	1999	(3)
Bank of America Center	8,882	46,919	55,801	5,480	50,321	2011	1987	(3)
Citrus Center	4,000	34,287	38,287	11,463	26,824	2003	1971	(3)
Corporate Center Four at International Plaza	—	40,464	40,464	4,779	35,685	2011	2008	(3)
Cypress Center I – III	4,710	16,934	21,644	3,297	18,347	2011	1982	(3)
Cypress Center IV	2,900	46	2,946	7	2,939	2013	n/a	(3)
The Pointe	5,293	36,191	41,484	3,143	38,341	2012	1982	(3)
Georgia
3344 Peachtree	7,472	138,938	146,410	13,772	132,638	2011	2008	(3)
Two Ravinia Drive	3,187	42,095	45,282	5,024	40,258	2011	1987	(3)
Peachtree Dunwoody Pavilion	9,373	32,638	42,011	9,840	32,171	2003	1976/1980	(3)
Capital City Plaza	3,625	63,339	66,964	16,056	50,908	2004	1989	(3)
Tower Place 200	5,407	50,330	55,737	1,820	53,917	2,013	1998	(3)
Mississippi
City Centre	267	7,677	7,944	397	7,547	1995	(2) 1987/2005	(3)
North Carolina
Hearst Tower	4,417	223,315	227,732	12,555	215,177	2012	2002	(3)
525 North Tryon	5,108	41,464	46,572	2,355	44,217	2012	1998	(3)
NASCAR Plaza	—	87,842	87,842	3,174	84,668	2012	2009	(3)
Pennsylvania
Two Liberty Place	32,587	115,252	147,839	13,161	134,678	2011	1990	(3)
Tennessee
Morgan Keegan Tower	—	22,988	22,988	1,515	21,473	1997	1985	(3)
Texas
400 North Belt	419	14,865	15,284	6,003	9,281	1996	1982	(3)
Honeywell	856	19,826	20,682	7,785	12,897	1997	1983	(3)
Schlumberger	1,013	15,859	16,872	8,176	8,696	1998	1983	(3)
One Commerce Green	489	43,118	43,607	19,335	24,272	1998	1983	(3)
Comerica Bank Building	1,921	25,938	27,859	10,624	17,235	1998	1983	(3)
550 Greens Parkway	1,006	8,521	9,527	2,874	6,653	2001	1999	(3)
5300 Memorial Building	682	15,726	16,408	5,634	10,774	2002	1982	(3)
Town and Country	436	12,770	13,206	4,592	8,614	2002	1982	(3)
Phoenix Tower	9,191	108,014	117,205	4,558	112,647	2012	1984/2011	(3)
CityWestPlace	56,785	336,543	393,328	471	392,857	2013	2002	(3)
San Felipe Plaza	40,347	212,202	252,549	285	252,264	2013	1984	(3)

Total Real Estate Owned	$278,781	$2,269,255	$2,548,036	$231,241	$2,316,795

(1)	The aggregate cost for federal income tax purposes was approximately $2.7 billion (unaudited).

(2)	The dates of major renovations.

(3)	Depreciation of buildings and improvements is calculated over lives ranging from the life of the lease to 40 years.

NOTE TO SCHEDULE III
At December 31, 2013, 2012 and 2011
(In thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

	December 31,
	2013	2012	2011
Real Estate:
Office and Parking Properties:
Balance at beginning of year	$1,762,566	$1,084,060	$1,755,919
Additions:
Acquisitions and improvements	911,641	710,642	535,249
Impairment on land held for development	(24,258)	—	(609)
Real estate sold, disposed, impaired or held for sale	(101,913)	(32,136)	(1,206,499)
Balance at close of year	$2,548,036	$1,762,566	$1,084,060
Accumulated Depreciation
Balance at beginning of year	$199,849	$162,123	$366,152
Depreciation expense	69,027	50,421	32,971
Depreciation expense - discontinued operations	(23,579)	316	43,578
Real estate sold, disposed, impaired or held for sale	(14,056)	(13,011)	(280,578)
Balance at close of year	$231,241	$199,849	$162,123

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE December 31, 2013 (In thousands)
Description	Interest Rate	Final Maturity Date	Periodic Payment Term	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal Amount of Loan Subject to Delinquent Principal and Interest
USAirways	3.0%	December 2016	Interest only	None	$3,545	$3,502	—

NOTE TO SCHEDULE IV At December 31, 2013, 2012 and 2011 (In Thousands)

	2013	2012	2011
Balance at beginning of year	$—	$1,500	$10,335
Additions:
New mortgage loan	3,523	—	—
Amortization of discount	—	—	400
Deductions:
Mortgage loan payment	(21)	(1,500)	—
Impairment loss	—	—	(9,235)
Balance at end of year	$3,502	$—	$1,500

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at December 31, 2013.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2013. There were no changes in our internal control over financial reporting during the fourth quarter of 2013 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

On December 19, 2013, we completed a merger with TPGI in which TPGI merged with and into Parkway Properties, Inc. We have excluded TPGI from the scope of our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. TPGI total assets, total net assets, total revenues, and total net loss represent 29.2%, 28.8%, 1.0%, and 5.0%, respectively, of our related consolidated financial statement amounts as of and for the year ended December 31, 2013.

Management's Report on Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2013.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992 Framework). Based on our assessment we have concluded that, at December 31, 2013, our internal control over financial reporting is effective based on those criteria.  Our independent registered public accounting firm, Ernst & Young LLP, has provided an audit report on the Company's internal control over financial reporting at December 31, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
PARKWAY PROPERTIES, INC.:

The Board of Directors and Shareholders of Parkway Properties, Inc.

We have audited Parkway Properties, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Parkway Properties, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Thomas Properties Group, Inc. (TPGI), which is included in the December 31, 2013 consolidated financial statements of the Company and constituted 29.2% and 28.8% of total and net assets, respectively, as of December 31, 2013 and 1.0% and 5.0% of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of TPGI.

In our opinion, Parkway Properties, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, changes in equity and cash flows each of the two years in the period ended December 31, 2013, of Parkway Properties, Inc. and subsidiaries and our report dated March 3, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
March 3, 2014

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information regarding directors is incorporated herein by reference from the section entitled "Corporate Governance and Board Matters – Director Qualifications and Biographical Information." in the Company's definitive Proxy Statement ("2014 Proxy Statement") to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the Company's Annual Meeting of Stockholders to be held on May 15, 2014.  The 2014 Proxy Statement will be filed within 120 days after the end of the Company's fiscal year ended December 31, 2013.

The information regarding executive officers is incorporated herein by reference from the section entitled "Executive Officers "in the Company's 2014 Proxy Statement.

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the section entitled "Ownership of Company Stock – Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2014 Proxy Statement.

Information regarding the Company's code of business conduct and ethics found in the subsection captioned "Available Information" in Item 1 of Part I hereof is also incorporated herein by reference into this Item 10.

The information regarding the Company's audit committee, its members and the audit committee financial experts is incorporated by reference herein from the second paragraph in the section entitled "Corporate Governance and Board Matters – Committees and Meeting Data" in the Company's 2014 Proxy Statement.

Item 11.  Executive Compensation.

The information included under the following captions in the Company's 2014 Proxy Statement is incorporated herein by reference: "Compensation of Executive Officers," "Corporate Governance and Board Matters – Compensation of Directors" and "Corporate Governance and Board Matters – Compensation Committee Interlocks and Insider Participation." The information included under the heading "Compensation of Executive Officers – Compensation Committee Report" in the Company's 2013 Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the sections entitled "Ownership of Company Stock – Security Ownership of Certain Beneficial Owners" and "Ownership of Company Stock – Security Ownership of Management" in the Company's 2014 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information regarding transactions with related persons and director independence is incorporated herein by reference from the sections entitled "Corporate Governance and Board Matters – Independence" and "Certain Transactions and Relationships" in the Company's 2014 Proxy Statement.

Item 14.  Principal Accountant Fees and Services.

The information regarding principal auditor fees and services and the audit committee's pre-approval policies are incorporated herein by reference from the section entitled "Audit Committee Matters – Policy for Pre-Approval of Audit and Permitted Non Audit Services" and "Audit Committee Matters – Auditor Fees and Services" in the Company's 2014 Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	1	Consolidated Financial Statements
		Reports of Independent Registered Public Accounting Firms
		Consolidated Balance Sheets at December 31, 2013 and 2012
		Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2013, 2012 and 2011
		Consolidated Statements of Changes in Equity for the years ended December 31, 2013, 2012 and 2011
		Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
		Notes to Consolidated Financial Statements
	2	Consolidated Financial Statement Schedules
		Schedule II – Valuations and Qualifying Accounts
		Schedule III – Real Estate and Accumulated Depreciation
		Note to Schedule III
		Schedule IV - Mortgage Loans on Real Estate
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

2.2
Agreement and Plan of Merger by and among Parkway Properties, Inc., Parkway Properties LP, PKY Masters, LP, Thomas Properties Group, Inc. and Thomas Properties Group, L.P., dated September 4, 2013 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed September 5, 2013).

3.1	Articles of Incorporation, as amended, of the Company (filed herewith).
3.2	Bylaws of the Company, as amended through August 5, 2010 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on August 6, 2010).
10	Material Contracts:
10.1
Limited Partnership Agreement of Parkway Properties Office Fund II, L.P. by and among PPOF II, LLC, Parkway Properties, LP and Teacher Retirement System of Texas (incorporated by reference to Exhibit 10 to the Company's Form 8-K filed May 19, 2008).

10.2
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

10.4
Third Amendment to Limited Partnership Agreement of Parkway Properties Office Fund II, L.P., dated August 8, 2013, by and among PPOF II, LLC, Parkway Properties LP and Teacher Retirement System of Texas (filed herewith).

10.5
Master Transaction Agreement dated as of April 10, 2011 by and among Eola Capital LLC, Eola Office Partners LLC, the individuals listed on the signature pages thereto on one hand and Parkway Properties, Inc. and Parkway Properties LP on the other hand (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed April 14, 2011).

10.6
Comprehensive Amendment Agreement dated as of December 30, 2011 by and among Parkway Properties, Inc., Parkway Properties LP, Banyan Street Office Holdings LLC, Rodolfo Prio Touzet, James R. Heistand, Henry F. Pratt, III, Kyle Burd, Scott Francis, Troy M. Cox, Lorri Dunne, David O'Reilly and James Gray (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed January 5, 2012).

10.7
Form of Purchase and Sale Agreement by and between Parkway Properties LP, a Delaware limited liability company, and applicable subsidiaries and Hertz Acquisitions Group, LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.3 to the Company's Form 8-K filed January 5, 2012).

10.8
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

10.9
First Amendment to Credit Agreement, dated as of June 4, 2012, by and among the Company, Parkway Properties LP, Wells Fargo Bank, National Association, and the other lenders party thereto (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed June 6, 2012).

10.10
Second Amendment to Amended and Restated Credit Agreement by and among Parkway Properties LP, a Delaware limited partnership; Parkway Properties, Inc., a Maryland corporation; with Wells Fargo Bank, National Association, as Administrative Agent; and the Lenders dated September 28, 2012 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed October 1, 2012).

10.11
Third Amendment to Amended and Restated Credit Agreement by and among Parkway Properties LP, Parkway Properties, Inc., Wells Fargo Bank, National Association as Administrative Agent and lenders party thereto, dated June 12, 2013 (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed June 17, 2013).

10.12
Fourth Amendment to Amended and Restated Credit Agreement by and among Parkway Properties LP, Parkway Properties, Inc., Wells Fargo Bank, National Association as Administrative Agent and the lenders party thereto, dated September 30, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 4, 2013).

10.13
Purchase and Sale Agreement dated as of April 30, 2012 by and between 214 North Tryon, LLC and Parkway Properties LP (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed June 11, 2012)

10.14
Securities Purchase Agreement dated as of May 3, 2012, by and between Parkway Properties, Inc. and TPG VI Pantera Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed May 7, 2012).

10.15
Stockholders Agreement, dated as of June 5, 2012, by and among Parkway Properties, Inc., TPG VI Pantera Holdings, L.P. and TPG VI Management, LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 6, 2012).

10.16
Amendment No. 1 to Stockholders Agreement, dated December 3, 2012, by and between Parkway Properties, Inc. and TPG VI Pantera Holdings, L.P. (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed December 3, 2012).

10.17
Amendment No. 2 to Stockholders Agreement, dated September 4, 2013, by and between Parkway Properties, Inc. and TPG VI Pantera Holdings, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed September 5, 2013).

10.18
Management Services Agreement dated as of June 5, 2012, by and between Parkway Properties, Inc. and TPG VI Management, LLC (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed June 6, 2012).

10.19	Heistand Letter Agreement dated June 5, 2012, by and between the Company and James R. Heistand (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed June 6, 2012).
10.20
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

10.21
Amendment to Term Loan Agreement by and among Parkway Properties LP, Parkway Properties, Inc., Key Bank National Association as Administrative Agent and lenders party thereto, dated June 12, 2013 (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed June 17, 2013).

10.22
Second Amendment to Term Loan Agreement by and among Parkway Properties LP, Parkway Properties, Inc., KeyBank National Association as Administrative Agent and the lenders party thereto, dated September 30, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed October 4, 2013).

10.23
Purchase and Sale Agreement, dated as of October 31, 2012, by and btween 550 South Caldwell Investors, LLC, as Seller, and Parkway 550 South Caldwell, LLC, as Purchaser (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed November 1, 2012).

10.24
Purchase and Sale Agreement, dated as of December 3, 2012, by and between FSP Phoenix Tower Limited Partnership, as Seller, and PKY 3200 SW Freeway, LLC, as Purchaser (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed December 3, 2012).

10.25
Purchase and Sale Agreement, dated as of January 21, 2013, by and between FDG Mezzanine A LLC and Flagler Development Company LLC, as Sellers, and Parkway Properties, LP, as Purchaser (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed January 23, 2013).

10.26
First Amendment to Purchase and Sale Agreement, dated as of January 31, 2013, by and between FDG Mezzanine A LLC and Flagler Development Company LLC, as Sellers, and Parkway Properties, LP, as Purchaser (filed herewith).

10.27
Second Amended and Restated Agreement of Limited Partnership of Parkway Properties, LP, dated February 27, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed February 27, 2013).

10.28
Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Parkway Properties LP, dated December 19, 2013, between Parkway Properties, Inc. and Parkway Properties General Partners Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed December 24, 2013).

10.29
Term Loan Agreement by and among Parkway Properties, LP, Parkway Properties, Inc. and Wells Fargo Bank, National Association as Administrative Agent and lender, dated June 12, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 17, 2013).

10.30
Guaranty dated as of June 12, 2013 by the Company and certain subsidiaries of the Company party thereto in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed June 17, 2013).

10.31
First Amendment to Term Loan Agreement by and among Parkway Properties LP, Parkway Properties, Inc. and Wells Fargo Bank, National Association as Administrative Agent and lender, dated September 30, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed October 4, 2013).

10.32
Loan Agreement by and between Parkway Properties, LP and Thomas Properties Group, L.P., dated September 4, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 5, 2013).

10.33
Tax Protection Agreement dated as of December 19, 2013 by and among Thomas Properties Group, L.P., James A. Thomas, individually and as Trustee of the Lumbee Clan Trust, and the other persons listed on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed December 24, 2013).

10.34
Tax Protection Agreement dated as of October 13, 2004 by and among Thomas Properties Group, L.P., James A. Thomas, individually and as Trustee of the Lumbee Clan Trust, and the persons listed on the signature pages thereto (incorporated by reference to Exhibit F to Thomas Properties Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 filed with the Securities and Exchange Commission on November 22, 2004).

10.35*	Consulting Agreement dated January 28, 2013 by and between Parkway Properties, Inc. and Mandy M. Pope (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed January 29, 2013).
10.36*	Parkway Properties, Inc. 1994 Stock Option and Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company's proxy material for its June 3, 1999 Annual Meeting).
10.37*	Parkway Properties, Inc. 2001 Non-employee Directors Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.5 to the Company's Form 10-K for the year ended December 31, 2006).
10.38*	Parkway Properties, Inc. 2003 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.6 to the Company's Form 10-K for the year ended December 31, 2006).
10.39*	Parkway Properties, Inc. Amended and Restated 2010 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed May 18, 2010).
10.40*	Parkway Properties, Inc. 2006 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed August 24, 2006).
10.41*	Adoption Agreement for the Executive Nonqualified Excess Plan (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K for the year ended December 31, 2006).
10.42*
Appendix to Adoption Agreement for Parkway Properties, Inc. Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.26 to the Company's Form 10-K for the year ended December 31, 2006).

10.43*	Form of Incentive Restricted Share Agreement for Time-Based Awards (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed June 29, 2006).
10.44*	Form of Incentive Restricted Share Agreement for 2009 Long-Term Equity Compensation Program (incorporated by reference to Exhibit 10 to the Company's Form 8-K filed February 4, 2009).
10.45*	Form of Restricted Share Agreement for Time-Based Awards (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on July 15, 2010).
10.46*	Form of Restricted Share Agreement for Performance-Based Awards (Absolute Return Goal) (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on July 15, 2010).
10.47*	Form of Restricted Share Agreement for Performance-Based Awards (Relative Return Goal) (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on July 15, 2010).
10.48*	Parkway Properties, Inc. Long-Term Cash Incentive (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed on July 15, 2010).
10.49*	Parkway Properties, Inc. Long-Term Cash Incentive Participation Agreement (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed on July 15, 2010).
10.50*	Potential 2012 non-equity incentive awards for executive officers of the Company (a written description thereof is set forth in Item 5.02 of the Company's Form 8-K filed February 15, 2012).
10.51*
Form of Change in Control Agreement with each of the Company's Executive Officers (the Change in Control Agreements are identical in substance for each of the Named Executive Officers, and provide for a multiple of "2.99" in calculating the severance payment under each officer's Agreement) (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed May 14, 2008).

10.52*	Parkway Properties, Inc. 2011 Employee Inducement Award Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed with the SEC on May 18, 2011).
10.53*	Form of Inducement Award Agreement for Time-Based Awards (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed May 18, 2011).
10.54*	Form of Inducement Award Agreement for Performance-Based Awards (Absolute Return Goal) (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed May 18, 2011).
10.55*	Form of Inducement Award Agreement for Performance-Based Awards (Relative Return Goal) (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed May 18, 2011).
10.56*
Consulting Agreement, dated August 27, 2012 by and between the Company and James M. Ingram (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ended September 30, 2012).

10.57*	Parkway Properties, Inc. and Parkway Properties LP 2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed May 21, 2013).
10.58*	Form of Profits Interest Units (LTIP Units) Agreement under the 2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed May 21, 2013).

10.59*	Form of Restricted Stock Unit Agreement - Performance Vesting under the 2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed May 21, 2013).
10.60*	Form of Restricted Stock Unit Agreement - Time Vesting under the 2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed May 21, 2013).
10.61*	Form of Stock Option Award Agreement under the 2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed May 21, 2013).
10.62*	Employment Agreement, dated as of July 8, 2013, by and between Parkway Properties, Inc. and James Heistand (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 12, 2013).
10.63*
Employment Agreement, dated as of October 25, 2013, by and between Parkway Properties, Inc. and David O’Reilly (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 31, 2013).

10.64*
Employment Agreement, dated as of October 25, 2013, by and between Parkway Properties, Inc. and M. Jayson Lipsey (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed October 31, 2013).

10.65*
Employment Agreement, dated as of October 25, 2013, by and between Parkway Properties, Inc. and Henry F. Pratt III (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed October 31, 2013).

16.1	Letter from KPMG LLP to the Securities and Exchange Commission regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Company's Form 8-K filed April 3, 2012).
21	Subsidiaries of the Company (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).
23.2	Consent of KPMG LLC (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.1
The following materials from Parkway Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations and comprehensive income, (iii) consolidated statement of changes in equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements. **

*	Denotes a management contract or compensatory plan, contract or arrangement.
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
Registrant

By: /s/ James R. Heistand
James R. Heistand
President, Chief Executive Officer and Director
March 3, 2014

/s/ David O'Reilly
David O'Reilly
Executive Vice President, Chief Investment Officer and Chief Financial Officer
March 3, 2014

/s/ Scott E. Francis
Scott E. Francis
Senior Vice President and Chief Accounting Officer
March 3, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Avi Banyasz	/s/ James R. Heistand
Avi Banyasz, Director	James R. Heistand
March 3, 2014	President, Chief Executive Officer and Director
March 3, 2014

/s/ Charles T. Cannada	/s/ C. William Hosler
Charles T. Cannada, Director	C. William Hosler, Director
March 3, 2014	March 3, 2014

/s/ Edward M. Casal	/s/ Adam S. Metz
Edward M. Casal, Director	Adam S. Metz, Director
March 3, 2014	March 3, 2014

/s/ Kelvin L. Davis	/s/ Brenda J. Mixson
Kelvin L. Davis, Director	Brenda J. Mixson, Director
March 3, 2014	March 3, 2014

/s/ Laurie L. Dotter	/s/ James A. Thomas
Laurie L. Dotter, Director	James A. Thomas
March 3, 2014	Chairman of the Board and Director
March 3, 2014