Form 10-Q
period 2014-03-31
PARKWAY PROPERTIES INC
filed 2014-05-12
CIK 729237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended March 31, 2014
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from_______to______

Commission File Number 1-11533

Parkway Properties, Inc.

(Exact name of registrant as specified in its charter)

Maryland	74-2123597
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Bank of America Center
390 North Orange Avenue, Suite 2400
Orlando, Florida 32801
(Address of principal executive offices) (Zip Code)

(407) 650-0593
(Registrant's telephone number, including area code)

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There were 99,076,822 shares of Common Stock, $.001 par value, and 4,213,104 shares of Limited Voting Stock, $.001 par value, outstanding at May 5, 2014.

PARKWAY PROPERTIES, INC.
FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q that are not in the present or past tense or discuss the Company's expectations (including the use of the words anticipate, believe, expect, intend, project, should, or similar expressions) are forward-looking statements within the meaning of the federal securities laws and as such are based upon the Company's current belief as to the outcome and timing of future events.  Examples of forward-looking statements include projected capital resources, projected profitability and portfolio performance, estimates of market rental rates, projected capital improvements, expected sources of financing, expectations as to the timing of closing of acquisitions, dispositions or other transactions, the expected operating performance of anticipated near-term acquisitions and descriptions relating to these expectations, including without limitation, the anticipated net operating income yield.  Forward-looking statements involve risks and uncertainties (some of which are beyond our control) and are subject to change based upon various factors, including but not limited to, the following risks and uncertainties: changes in the real estate industry and in performance of the financial markets; the actual or perceived impact of U.S. monetary policy; competition in the leasing market; the demand for and market acceptance of our properties for rental purposes; oversupply of office properties in our geographic markets; the amount and growth of our expenses; customer financial difficulties and general economic conditions, including increasing interest rates, as well as economic conditions in our geographic markets;  defaults or non-renewal of leases; risks associated with joint venture partners; risks associated with the ownership and development of real property, including risks related to natural disasters; risks associated with property acquisitions, including our recent merger with Thomas Properties Group, Inc.; the failure to acquire or sell properties as and when anticipated; termination or non-renewal of property management contracts; the bankruptcy or insolvency of companies for which we provide property management services or the sale of these properties; the outcome of claims and litigation involving or affecting us; the ability to satisfy conditions necessary to close pending transactions and the ability to successfully integrate businesses; compliance with environmental and other regulations, including real estate and zoning laws; our inability to obtain financing; our inability to use net operating loss carryforwards; our failure to maintain our status as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code; and other risks and uncertainties detailed from time to time in our SEC filings. A discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as well as risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q and identified in other documents filed by us with the SEC. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, our business, financial condition, liquidity, cash flows and financial results could differ materially from those expressed in any forward-looking statement. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict the occurrence of those matters or the manner in which they may affect us. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes.

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets
Real estate related investments:
Office and parking properties	$2,583,037	$2,548,036
Accumulated depreciation	(253,632)	(231,241)
	2,329,405	2,316,795

Condominium units	18,326	19,900
Land available for sale	250	250
Mortgage loan	3,481	3,502
Investment in unconsolidated joint ventures	135,784	151,162
	2,487,246	2,491,609
Receivables and other assets	193,407	178,434
Intangible assets, net	158,726	166,756
Assets held for sale	—	16,260
Management contracts, net	11,794	13,764
Cash and cash equivalents	152,236	58,678
Total assets	$3,003,409	$2,925,501

Liabilities
Notes payable to banks	$245,000	$303,000
Mortgage notes payable	1,093,428	1,097,493
Accounts payable and other liabilities	170,498	188,921
Liabilities related to assets held for sale	—	566
Total liabilities	1,508,926	1,589,980

Equity
Parkway Properties, Inc. stockholders' equity:
Common stock, $.001 par value, 215,500,000 shares authorized in 2014 and 2013, and 99,074,986 and 87,222,221 shares issued and outstanding in 2014 and 2013, respectively	99	87
Limited voting stock, $.001 par value, 4,500,000 authorized in 2014 and 2013, and 4,213,104 shares issued and outstanding in 2014 and 2013	4	4
Additional paid-in capital	1,625,272	1,428,026
Accumulated other comprehensive loss	(2,374)	(2,179)
Accumulated deficit	(417,187)	(409,338)
Total Parkway Properties, Inc. stockholders' equity	1,205,814	1,016,600
Noncontrolling interests	288,669	318,921
Total equity	1,494,483	1,335,521
Total liabilities and equity	$3,003,409	$2,925,501

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Revenues
Income from office and parking properties	$98,130	$63,813
Management company income	5,983	4,352
Total revenues	104,113	68,165
Expenses and other
Property operating expense	39,173	24,688
Depreciation and amortization	40,280	27,945
Management company expenses	4,651	4,390
General and administrative	9,412	4,215
Acquisition costs	645	1,135
Total expenses and other	94,161	62,373
Operating income	9,952	5,792
Other income and expenses
Interest and other income	368	103
Equity in loss of unconsolidated joint ventures	(478)	—
Gain on sale of in-substance real estate	6,289	—
Interest expense	(15,244)	(10,329)
Income (loss) before income taxes	887	(4,434)
Income tax benefit (expense)	(341)	507
Income (loss) from continuing operations	546	(3,927)
Discontinued operations:
Income (loss) from discontinued operations	(43)	960
Gain on sale of real estate from discontinued operations	10,463	542
Total discontinued operations	10,420	1,502
Net income (loss)	10,966	(2,425)
Net loss attributable to noncontrolling interest – real estate partnerships	443	1,255
Net (income) loss attributable to noncontrolling interests – unit holders	(564)	2
Net income (loss) for Parkway Properties, Inc.	10,845	(1,168)
Dividends on preferred stock	—	(2,711)
Net income (loss) attributable to common stockholders	$10,845	$(3,879)

Net income (loss)	$10,966	$(2,425)
Change in fair value of interest rate swaps	(121)	1,246
Comprehensive income (loss)	10,845	(1,179)
Comprehensive (income) loss attributable to noncontrolling interests	195	(1,843)
Comprehensive income (loss) attributable to common stockholders	$11,040	$(3,022)
Net income (loss) per common share attributable to Parkway Properties, Inc.:
Basic:
Loss from continuing operations attributable to Parkway Properties, Inc.	$—	$(0.09)
Discontinued operations	0.11	0.02
Basic net income (loss) attributable to Parkway Properties, Inc.	$0.11	$(0.07)
Diluted:
Loss from continuing operations attributable to Parkway Properties, Inc.	$—	$(0.09)
Discontinued operations	0.11	0.02
Diluted net income (loss) attributable to Parkway Properties, Inc.	$0.11	$(0.07)
Weighted average shares outstanding:
Basic	97,356	56,849
Diluted	102,614	56,849
Amounts attributable to Parkway Properties, Inc. common stockholders:
Income (loss) from continuing operations attributable to Parkway Properties, Inc.	$425	$(5,140)
Discontinued operations	10,420	1,261
Net income (loss) attributable to common stockholders	$10,845	$(3,879)
See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share and per share data)
(Unaudited)

	Parkway Properties, Inc. Stockholders
	Common Stock	Limited Voting Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$87	$4	$1,428,026	$(2,179)	$(409,338)	$318,921	$1,335,521
Net income	—	—	—	—	10,845	121	10,966
Change in fair value of interest rate swaps	—	—	—	(195)	—	74	(121)
Common dividends declared-$0.1875 per share	—	—	—	—	(18,694)	(976)	(19,670)
Share-based compensation	—	—	2,489	—	—	—	2,489
Issuance of 11,825,000 shares of common stock, net	12	—	205,154	—	—	—	205,166
Issuance of 6,834 shares issued pursuant to TPG Management Services Agreement	—	—	125	—	—	—	125
Issuance of 85,649 operating partnership units	—	—	—	—	—	1,546	1,546
Exercise of Madison Put Option related to merger with Thomas Properties Group, Inc.	—	—	(10,522)	—	—	(31,017)	(41,539)
Balance at March 31, 2014	$99	$4	$1,625,272	$(2,374)	$(417,187)	$288,669	$1,494,483

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Operating activities
Net income (loss)	$10,966	$(2,425)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	40,280	27,945
Depreciation and amortization – discontinued operations	116	1,615
Amortization of above (below) market leases	(2,476)	828
Amortization of above (below) market leases – discontinued operations	—	20
Amortization of loan costs	542	476
Amortization of loan costs - discontinued operations	—	5
Amortization of debt premium, net	(1,283)	—
Share-based compensation expense	2,489	89
Deferred income tax expense (benefit)	220	(568)
Gain on sale of real estate investments	(10,463)	(542)
Gain on sale of in-substance real estate	(6,289)	—
Equity in loss of unconsolidated joint ventures	478	—
Increase in deferred leasing costs	(2,923)	(2,304)
Changes in operating assets and liabilities:
Change in condominium units	1,574	—
Change in receivables and other assets	(6,101)	(10,747)
Change in accounts payable and other liabilities	(17,874)	2,879
Net cash provided by operating activities	9,256	17,271
Investing activities
Proceeds from mortgage loan receivable	21	—
Investment in unconsolidated joint ventures, net	(4,000)	—
Investment in real estate	(34,067)	(184,174)
Acquisition of noncontrolling interests	(41,539)	—
Proceeds from sale of in-substance real estate	24,923	—
Proceeds from sale of real estate	26,157	2,966
Improvements to real estate	(11,798)	(8,457)
Net cash used in investing activities	(40,303)	(189,665)
Financing activities
Principal payments on mortgage notes payable	(2,782)	(2,385)
Proceeds from mortgage notes payable	—	164,500
Proceeds from bank borrowings	1,446	28,299
Payments on bank borrowings	(59,446)	(165,299)
Debt financing costs	(202)	(975)
Purchase of Company stock	—	(35)
Dividends paid on common stock	(18,601)	(8,380)
Dividends paid on common units of operating partnership	(976)	—
Dividends paid on preferred stock	—	(2,711)
Distributions to noncontrolling interest partners	—	(56,863)
Proceeds from stock offerings, net of transaction costs	205,166	208,947
Net cash provided by financing activities	124,605	165,098
Change in cash and cash equivalents	93,558	(7,296)
Cash and cash equivalents at beginning of period	58,678	81,856
Cash and cash equivalents at end of period	$152,236	$74,560

See notes to consolidated financial statements.

Supplemental Cash Flow Information and Schedule of Non-Cash Investing and Financing Activity

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Supplemental cash flow information:
Cash paid for interest	$16,157	$9,625
Cash paid for income taxes	271	51
Supplemental schedule of non-cash investing and financing activity:
Stock options, profits interest units, restricted share units, restricted shares and deferred incentive share units forfeited	—	(287)
Shares issued pursuant to TPG Management Services Agreement	125	75
Issuance of operating partnership units	1,546	—
Transfer of real estate related investments to deferred leasing costs	12,626	—
Transfer of receivables and other assets to real estate related investments	1,824	—

Parkway Properties, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  All such adjustments are of a normal recurring nature.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.  The financial statements should be read in conjunction with the 2013 annual report on Form 10-K and the audited financial statements included therein and the notes thereto.

The balance sheet at December 31, 2013 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by United States GAAP for complete financial statements.

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

Reclassifications

Certain reclassifications have been made in the 2013 consolidated financial statements to conform to the 2014 classifications with no impact on previously reported net income or equity.

Subsequent Events

The Company has evaluated all subsequent events through the issuance date of the financial statements.

Recent Accounting Pronouncements

On April 10, 2014, the Company adopted the new guidance issued by FASB ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This update amends the criteria for reporting discontinued operations to, among other things, raise the threshold for disposals to qualify as discontinued operations, and only disposals that represent a strategic shift in operations will be presented as discontinued operations. This update is effective for interim and annual reporting periods, beginning after December 15, 2014, with early adoption permitted. We expect to present 2014 property sales, to the extent they do not represent a strategic shift in operations, in the continuing operations section of the consolidated statement of operations and comprehensive income (loss) with the exception of those properties previously included as held for sale at December 31, 2013. The Company's 2014 sales of the Woodbranch Building and Mesa Corporate Center are included in discontinued operations for the three months ended March 31, 2014 as these properties were previously classified as held for sale at December 31, 2013.

Note 2 – Investment in Office Properties

Included in investment in office properties at March 31, 2014 are 42 office properties located in eight states with an aggregate of 14.6 million square feet of leasable space.

On January 30, 2014, the Company completed the acquisition of the JTB Center, a complex of three office buildings totaling 248,000 square feet located in the Deerwood submarket of Jacksonville, Florida for a gross purchase price of $33.3 million. As of April 1, 2014, the JTB Center had a combined occupancy of 94.4% and was unencumbered by any secured indebtedness.

The allocation of purchase price related to intangible assets and liabilities and weighted average amortization period (in years) for each class of asset or liability for the JTB Center is as follows (in thousands, except weighted average life, which is in years):

	Amount	Weighted Average Life
Land	$5,376	N/A
Buildings and garages	21,494	40
Tenant improvements	3,597	5
Lease commissions	1,021	4
Lease in place value	2,268	4
Above market leases	260	4
Below market leases	(766)	7

The unaudited pro forma effect on the Company's results of operations for the purchase of the JTB Center as if the purchase had occurred on January 1, 2013 is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Revenues	$104,935	$68,963
Net income (loss) attributable to common stockholders	$11,042	$(3,688)
Basic net income (loss) attributable to common stockholders	$0.11	$(0.06)
Diluted net income (loss) attributable to common stockholders	$0.11	$(0.06)

For details regarding dispositions during the three months ended March 31, 2014, please see Note 10 – Discontinued Operations.

Note 3 – Mortgage Loan

On June 3, 2013, the Company issued a first mortgage loan to an affiliate of US Airways, which is secured by a 225,000 square foot office building in Phoenix, Arizona known as the US Airways Building. The $3.5 million mortgage loan has a fixed interest rate of 3.0% and matures on December 31, 2016.

Note 4 – Investment in Unconsolidated Joint Ventures

In addition to the 42 office and parking properties included in the consolidated financial statements, the Company has also invested in three unconsolidated joint ventures with unrelated investors that own seven office properties as of March 31, 2014. These investments are accounted for using the equity method of accounting. Accordingly, the assets and liabilities of the joint ventures are not included on the Company's consolidated balance sheet at March 31, 2014. Information relating to these unconsolidated joint ventures is summarized below (in thousands):

Joint Venture Entity	Location	Parkway's Ownership%	Number of Properties	Square Feet	Percentage Occupied	Balance at March 31, 2014	Balance at December 31, 2013
PKY/CalSTRS Austin, LLC ("Austin Joint Venture")	Austin, TX	40.00%	5	2,433	82.7%	$77,412	$93,171
US Airways Building Tenancy in Common ("US Airways Building")	Phoenix, AZ	74.58%	1	225	100.0%	42,811	42,501
7000 Central Park JV LLC ("7000 Central Park")	Atlanta, GA	40.00%	1	415	77.9%	15,561	15,490
			7	3,073	83.3%	$135,784	$151,162

The following table summarizes the balance sheet of the unconsolidated joint ventures at March 31, 2014 (in thousands):

	US Airways Building	7000 Central Park	Austin Joint Venture	Total

Cash	$2,284	$2,433	$5,601	$10,318
Restricted cash	—	153	1,062	1,215
Real estate, net	48,790	48,979	719,247	817,016
Intangible assets, net	5,486	6,572	56,542	68,600
Other assets	474	935	14,551	15,960
Total assets	$57,034	$59,072	$797,003	$913,109

Mortgage debt	$13,693	$30,000	$627,905	$671,598
Other liabilities	363	2,021	38,733	41,117
Partners' equity	42,978	27,051	130,365	200,394
Total liabilities & partners' equity	$57,034	$59,072	$797,003	$913,109
The following table summarizes the income statements of the unconsolidated joint ventures for the three months ended March 31, 2014 (in thousands):

	US Airways Building	7000 Central Park	Austin Joint Venture	Total
Revenues	$1,126	$1,848	$13,364	$16,338
Operating expenses	—	850	5,591	6,441
Net operating income	1,126	998	7,773	9,897
Interest expense	104	(85)	5,169	5,188
Depreciation and amortization	522	1,160	5,569	7,251
Net income (loss)	$500	$(77)	$(2,965)	$(2,542)

With respect to the Austin Joint Venture, the Company's share of Partner's equity is $52.2 million and the Company's share of Partner's excess investment is $25.2 million at March 31, 2014. "Excess investment" represents the unamortized difference of the Company's investment over the Company's share of the equity in the underlying net assets of the joint venture acquired and is allocated on a fair value basis primarily to investment property, lease related intangibles and debt premiums. The Company amortizes excess investment over the life of the related depreciable components of investment property, typically no greater than 40 years, the terms of the applicable leases and the applicable debt maturity, respectively. The amortization is included in the reported income from unconsolidated joint ventures.

On December 19, 2013, in connection with the merger transactions (the "Mergers") with Thomas Properties Group, Inc. ("TPGI"), the Company acquired TPGI's interest in a joint venture with Madison International Realty ("Madison"), which owned a 50% interest in the Austin Joint Venture. The California State Teachers' Retirement System ("CalSTRS") owned the remaining 50% interest in the Austin Joint Venture. On January 24, 2014, pursuant to a put right held by Madison, the Company purchased Madison's interest in the Madison joint venture (representing an approximate 17% indirect interest in the Austin Joint Venture) for a purchase price of approximately $41.5 million. On February 10, 2014, pursuant to an agreement entered into between CalSTRS and the Company, CalSTRS exercised an option to purchase 60% of Madison's former interest on the same terms as the Company for approximately $24.9 million. The Company recorded a gain of approximately $6.3 million during the three months ended March 31, 2014. After giving effect to these transactions, the Company has a 40% interest in the Austin Joint Venture, with CalSTRS owning the remaining 60%. The Austin Joint Venture owns the following properties: San Jacinto Center; Frost Bank Tower; One Congress Plaza; One American Center; and 300 West 6th Street.

Note 5 – Management Contracts

During the second quarter of 2011, as part of the Company's combination with Eola Capital LLC ("Eola"), Parkway purchased the management contracts associated with Eola's property management business.  At December 31, 2012, the contracts were valued by an independent appraiser at $19.0 million.  The value of the management contracts is based on the sum of the present value of future cash flows attributable to the management contracts, in addition to the value of tax savings as a result of the amortization of intangible assets.  During the three months ended March 31, 2014, the Company recorded amortization expense of $1.8 million on the management contracts.  At March 31, 2014, the carrying value of these management contracts, net of accumulated amortization, totaled $10.1 million.

Parkway assumed a management contract as part of the Company's merger with TPGI.  At December 19, 2013, the date of the Mergers, the contract was valued by an independent appraiser at $1.9 million. During the three months ended March 31, 2014, the Company recorded amortization expense of $189,000 on this management contract.  At March 31, 2014, the carrying value of this management contract, net of accumulated amortization, totaled $1.7 million.

Note 6 – Capital and Financing Transactions

Notes Payable to Banks

At March 31, 2014, the Company had $245 million outstanding under its unsecured term loans.  The Company was in compliance with all loan covenants under its revolving credit facilities and term loans as of March 31, 2014. The following table summarizes the Company's notes payable to banks:

Credit Facilities	Lender	Interest Rate		Maturity	Outstanding Balance
					(in thousands)
$10.0 Million Unsecured Working Capital Revolving Credit Facility	PNC Bank	—		03/29/2016	$—
$215.0 Million Unsecured Revolving Credit Facility	Wells-Fargo	—		03/29/2016	—
$125.0 Million Unsecured Term Loan (1)	Key Bank	2.4%		09/27/2017	125,000
$120.0 Million Term Loan Facility (2)	Wells-Fargo	3.3%		06/11/2018	120,000
		2.9%	(3)		$245,000

(1)
Effective October 1, 2012, the Company executed two floating-to-fixed interest rate swaps associated with the Unsecured Term Loan totaling $125 million, locking LIBOR at 0.7% for five years. The loan bears interest at LIBOR plus the applicable spread which ranges between 150 to 225 basis points based on overall Company leverage. The current spread associated with the loan is 1.75% resulting in an all-in rate of 2.45%.

(2)
Effective June 12, 2013, the Company entered into a new floating-to-fixed interest rate swap associated with the Term Loan Facility totaling $120 million, locking LIBOR at 1.6% for five years. The loan bears interest at LIBOR plus the applicable spread which ranges between 145 to 220 basis points based on overall Company leverage. The current spread associated with the loan is 1.7% resulting in an all-in rate of 3.3%.

(3)	Represents a weighted average interest rate.

For details regarding the amendment of the facilities and term loans in April 2014, see Note 14 – Subsequent Events.

Mortgage Notes Payable

Mortgage notes payable at March 31, 2014 totaled $1.1 billion, including unamortized premium on debt acquired of $14.6 million, with an average interest rate of 4.67% considering the amortization of the debt premium.

Interest Rate Swaps

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During 2014, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. See Note 7 – Fair Values of Financial Instruments, for the fair value of the Company's derivative financial instruments as well as their classification on the Company's consolidated balance sheets as of March 31, 2014 and March 31, 2013.

The Company's interest rate hedge contracts at March 31, 2014, and March 31, 2013 are summarized as follows (in thousands):

						Fair Value Asset (Liability)
Type of	Balance Sheet	Notional	Maturity		Fixed	March 31,
Hedge	Location	Amount	Date	Reference Rate	Rate	2014	2013
Swap	Accounts payable and other liabilities	$12,088	11/18/2015	1-month LIBOR	4.1%	$—	$(541)
Swap	Accounts payable and other liabilities	30,000	02/01/2016	1-month LIBOR	2.3%	—	(1,666)
Swap	Receivables and other assets	50,000	09/27/2017	1-month LIBOR	2.4%	695	26
Swap	Receivables and other assets	75,000	09/27/2017	1-month LIBOR	2.4%	1,049	39
Swap	Accounts payable and other liabilities	33,875	11/18/2017	1-month LIBOR	4.7%	(1,864)	(3,113)
Swap	Accounts payable and other liabilities	1,875	01/25/2018	1-month LIBOR	4.9%	(56)	—
Swap	Accounts payable and other liabilities	22,000	01/25/2018	1-month LIBOR	4.5%	(1,015)	(1,804)
Swap	Accounts payable and other liabilities	45,000	01/25/2018	1-month LIBOR	4.7%	(377)	(1,447)
Swap	Accounts payable and other liabilities	120,000	06/11/2018	1-month LIBOR	3.3%	(1,033)	—
Swap	Accounts payable and other liabilities	9,250	09/30/2018	1-month LIBOR	5.2%	(679)	(1,140)
Swap	Accounts payable and other liabilities	22,500	10/08/2018	1-month LIBOR	5.4%	(1,781)	(2,935)
Swap	Receivables and other assets	13,500	10/08/2018	1-month LIBOR	3.3%	65	—
Swap	Accounts payable and other liabilities	22,100	11/18/2018	1-month LIBOR	5.0%	(1,397)	(2,458)
						$(6,393)	$(15,039)

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

Tabular Disclosure of the Effect of Derivative Instruments on the Combined Statements of Operations and Comprehensive Income (Loss)

The table below presents the effect of the Company's derivative financial instruments on the Company's consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2014 and 2013 (in thousands):

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Three Months Ended March 31,
	2014	2013
Amount of loss recognized in other comprehensive income (loss) on derivative	$(1,533)	$(7,413)
Amount of loss reclassified from accumulated other comprehensive income (loss) into interest expense	(1,453)	(3,902)

Credit Risk-Related Contingent Features

The Company has entered into agreements with each of its derivative counterparties that provide that if the Company defaults or is capable of being declared in default on any of its indebtedness, the Company could also be declared in default on its derivative obligations.

As of March 31, 2014, the fair value of derivatives in a liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $8.2 million. As of March 31, 2014, the Company has not posted any collateral related to these agreements and was not in default under any of its derivative obligations. If the Company had been in default under any of its derivative obligations, it could have been required to settle its obligations under the agreements with its derivative counterparties at their aggregate termination value of $8.2 million at March 31, 2014.

Note 7 – Fair Values of Financial Instruments

FASB Accounting Standards Codification ("ASC") 820, "Fair Value Measurements and Disclosures" ("ASC 820"), defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also provides guidance for using fair value to measure financial assets and liabilities. ASC 820 requires disclosure of the level within the fair value hierarchy in which the fair value measurements fall, including measurements using quoted prices in active markets for identical assets or liabilities (Level 1), quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active (Level 2), and significant valuation assumptions that are not readily observable in the market (Level 3).  A summary of the carrying amount and fair value of the Company's financial assets and liabilities as of March 31, 2014 and December 31, 2013 are as follows (in thousands):

	As of March 31, 2014		As of December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$152,236	$152,236	$58,678	$58,678
Mortgage loan	3,481	3,481	3,502	3,502
Interest rate swap agreements	1,809	1,809	2,021	2,021
Financial Liabilities:
Mortgage notes payable	$1,093,428	$1,058,279	$1,097,493	$1,062,648
Notes payable to banks	245,000	243,288	303,000	302,393
Interest rate swap agreements	8,202	8,202	8,429	8,429

The methods and assumptions used to estimate fair value for each class of financial asset or liability are discussed below:

Cash and cash equivalents:  The carrying amounts for cash and cash equivalents approximate fair value.

Mortgage loan: The carrying amount for mortgage loan approximates fair value.

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

Note 8 – Net Income (Loss) Per Common Share

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

The computation of diluted EPS is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Numerator:
Basic and diluted net income (loss) attributable to common stockholders	$10,845	$(3,879)
Basic weighted average shares	97,356	56,849
Dilutive weighted average shares	102,614	56,849
Diluted net income (loss) per share attributable to Parkway Properties, Inc.	$0.11	$(0.07)

The computation of diluted EPS for the three months ended March 31, 2014 includes the effect of employee stock options, deferred incentive share units, restricted share units, and restricted shares. The computation of diluted EPS for the three months ended March 31, 2013 does not include the effect of employee stock options, deferred incentive share units, restricted share units, and restricted shares as their inclusion would have been anti-dilutive. Terms and conditions of these awards are described in Note 12 – Share-Based and Long-Term Compensation Plans.

Note 9 – Noncontrolling Interests

The Company has a controlling financial interest in two joint ventures that are included in its consolidated financial statements: Parkway Properties Office Fund II, L.P. ("Fund II") and the Murano condominium project.

Fund II

The following represents the detailed information on the Fund II assets as of March 31, 2014:

Joint Venture Entity and Property Name	Location	Parkway's Ownership %	Square Feet (In thousands)
Fund II
Hayden Ferry Lakeside I	Phoenix, AZ	30.0%	203
Hayden Ferry Lakeside II	Phoenix, AZ	30.0%	300
Hayden Ferry Lakeside III, IV and V	Phoenix, AZ	30.0%	21
245 Riverside	Jacksonville, FL	30.0%	136
3344 Peachtree	Atlanta, GA	33.0%	485
Two Ravinia	Atlanta, GA	30.0%	392
Two Liberty Place	Philadelphia, PA	19.0%	941
Total Fund II		26.4%	2,478

Fund II, a $750.0 million discretionary fund, was formed on May 14, 2008 and was fully invested at February 10, 2012. Fund II was structured with Teacher Retirement System of Texas ("TRST") as a 70% investor and the Company as a 30% investor in the fund, with an original target capital structure of approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt. In August 2012, Fund II increased its investment capacity by $20.0 million to purchase Hayden Ferry Lakeside III, IV and V, a 2,500 space parking garage, a 21,000 square foot office property and a vacant parcel of development land, all adjacent to Hayden Ferry Lakeside I and Hayden Ferry Lakeside II in Phoenix. In August 2013, Fund II expanded its investment guidelines solely for the purpose of authorizing the purchase of a parcel of land available for development in Tempe, Arizona. In April 2014, Fund II authorized the development of Hayden Ferry Lakeside III, as well as the transfer of an interest in the owner of Hayden Ferry Lakeside III, a subsidiary of Fund II, to Parkway Properties LP (our "operating partnership"), such that the Company owns a 70% indirect interest in Hayden Ferry Lakeside III.

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

Murano Condominium Project

The Company also consolidates its Murano residential condominium project which it controls. The Company's unaffiliated partner's interest is reflected on the Company's consolidated balance sheets under the "Noncontrolling Interests" caption. The Company's partner has an ownership interest of 27%. Net proceeds from the project are distributed, to the extent available, based on an order of preferences described in the partnership agreement. The Company may receive distributions, if any, in excess of its 73% ownership interest if certain return thresholds are met.

Other Noncontrolling Interests

Noncontrolling interest also includes (a) 900,000 issued and outstanding common units in our operating partnership that were issued in connection with our acquisition of Lincoln Place, and (b) approximately 4.3 million outstanding common units in our operating partnership that were issued in exchange for outstanding limited partnership interests in Thomas Properties Group, L.P. in connection with the Mergers.

Noncontrolling interests - real estate partnership represents the other partner's proportionate share of equity in the partnership discussed above at March 31, 2014. Income is allocated to noncontrolling interest based on the weighted average percentage ownership during the year.

Note 10 – Discontinued Operations

All current and prior period income from the following office property dispositions and properties held for sale is included in discontinued operations for the three months ended March 31, 2014 and 2013 (in thousands).

Office Property	Location	Square Feet	Date of Sale	Net Sales Price	Net Book Value of Real Estate	Gain (Loss) on Sale
2013 Dispositions:
Atrium at Stoneridge	Columbia, SC	108	03/20/2013	$2,966	$2,424	$542
Waterstone	Atlanta, GA	93	07/10/2013	3,247	3,207	40
Meridian	Atlanta, GA	97	07/10/2013	6,615	6,560	55
Bank of America Plaza	Nashville, TN	436	07/17/2013	41,093	29,643	11,450
Lakewood II	Atlanta, GA	123	10/31/2013	10,240	4,403	5,837
Carmel Crossing	Charlotte, NC	326	11/08/2013	36,673	22,104	14,569
		1,183		$100,834	$68,341	$32,493	(1)
2014 Dispositions:
Woodbranch Building	Houston, TX	109	01/17/2014	$14,424	$4,450	$9,974
Mesa Corporate Center	Phoenix, AZ	106	01/31/2014	12,257	11,768	489
		215		$26,681	$16,218	$10,463

(1) Total gain on the sale of real estate in discontinued operations recognized for the year ended December 31, 2013 was $32.5 million, of which $18.2 million was the Company's proportionate share.

On January 17, 2014, the Company sold the Woodbranch Building, a 109,000 square foot office property located in Houston, Texas, for a gross sale price of $15.0 million. The Company received approximately $13.9 million in net proceeds, which were used to fund subsequent acquisitions. The Company recorded a gain of approximately $10.0 million during the three months ended March 31, 2014.

On January 31, 2014, the Company sold Mesa Corporate Center, a 106,000 square foot office property located in Phoenix, Arizona, for a gross sale price of $13.2 million. The Company received approximately $12.1 million in net proceeds from the sale, which were used to fund subsequent acquisitions. The Company recorded a gain of approximately $489,000 during the three months ended March 31, 2014.

The amount of revenues and expenses for the office properties reported in discontinued operations for the three months ended March 31, 2014 and 2013 is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Statement of Operations:
Revenues
Income from office and parking properties	$205	$5,121
	205	5,121
Expenses
Office and parking properties:
Operating expense	132	2,397
Management company expense	—	7
Interest expense	—	142
Depreciation and amortization	116	1,615
	248	4,161
Operating income (loss) from discontinued operations	(43)	960
Income (loss) from discontinued operations	(43)	960
Gain on sale of real estate from discontinued operations	10,463	542
Total discontinued operations per Statement of Operations	10,420	1,502
Net income attributable to noncontrolling interest from discontinued operations	—	(241)
Total discontinued operations-Parkway's share	$10,420	$1,261

Note 11 – Income Taxes

The Company qualifies and has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").  The Company will generally not be subject to federal income tax to the extent that it distributes its taxable income to the Company's stockholders, and as long as Parkway satisfies the ongoing REIT requirements including meeting certain asset, income, and stock ownership tests.

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

The Company’s provision for income taxes for the three months ended March 31, 2014 was $341,000. The Company's income tax benefit for the three months ended March 31, 2013 was $507,000.

FASB ASC 740-10-30-17, “Accounting for Income Taxes” requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. Future realization of the deferred tax asset is dependent on the reversal of existing taxable temporary differences, carryback potential, tax planning strategies and on us generating sufficient taxable income in future years. Due to uncertainty of future realization, the Company recorded a valuation allowance on its net deferred tax assets in excess of its liability for unrecognized tax benefits.

FASB ASC 740-10-25, “Accounting for Income Taxes” subsection “Recognition” clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as components of income tax expense. As of March 31, 2014, there is no interest or penalty associated with unrecognized tax benefits. We anticipate an approximate $1.1 million decrease in unrecognized tax benefits within the next twelve months due to expiring federal and state tax statute of limitation periods.

Note 12 – Share-Based and Long-Term Compensation Plans

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

The 2013 Equity Plan authorizes the following types of awards: (1) stock options, including nonstatutory stock options and incentive stock options ("ISOs"); (2) stock appreciation rights; (3) restricted shares; (4) restricted share units; (5) profits interest units ("LTIP units"); (6) dividend equivalent rights; and (7) other forms of awards payable in or denominated by reference to shares of Common Stock. Full value awards, i.e., awards other than options and stock appreciation rights, vest over a period of three years or longer, except that any full value awards subject to performance-based vesting must become vested over a period of one year or longer. The Compensation Committee may waive vesting requirements upon a participant’s death, disability, retirement, or other specified termination of service or upon a change in control.

The aggregate number of shares of the Company's common stock available for awards pursuant to the Plan is 3,250,000, including a maximum of 2,000,000 shares that may be granted pursuant to stock options or stock appreciation rights and a maximum of 1,250,000 shares that may be granted pursuant to other awards.

If an award is cancelled, forfeited, or expires unvested or unexercised, or is settled in cash rather than in shares of Common Stock, then the shares covered by the portion of the award that is so cancelled, forfeited, expired, or settled will again become available for award under the plan. Shares repurchased by the Company at the same price paid by a participant will also become available for award under the plan, and the payment of dividend equivalents in cash in conjunction with any outstanding awards will not count against the share limit. Shares tendered in payment of an exercise or purchase price, tendered or retained to satisfy the Company’s tax withholding obligation, not issued upon exercise of a stock appreciation right to which they are subject and shares purchased in the open market with cash proceeds of option exercises will not be available for re-issuance under the plan. No shares may be made subject to a grant if that would cause an incentive stock option to fail to qualify as such under the tax code.

Through March 31, 2014, the Company has granted stock options, LTIP units and RSUs (including time-vesting RSUs and performance-vesting RSUs) under the 2013 Equity Plan. As of March 31, 2014, the Company has restricted shares and deferred incentive share units outstanding under the 2010 Equity Plan. The Company has also previously awarded long-term equity incentive awards and long-term cash incentives.

Long-Term Equity Incentives

At March 31, 2014, a total of 1,850,000 stock options had been granted to officers of the Company under the 2013 Equity Plan. Each stock option will vest in increments of 25% per year on each of the first, second, third and fourth anniversaries of the grant date, subject to the grantee's continued service. During the three months ended March 31, 2014, 462,500 options vested, none of which had been exercised as of March 31, 2014. As of March 31, 2014, 1,387,500 options remain unvested. The stock options are valued at $5.8 million, which equates to an average price per option of $4.17.

At March 31, 2014, a total of 538,950 time-vesting RSUs had been granted to officers of the Company and remain outstanding. The time-vesting RSUs are valued at $10.0 million, which equates to an average price per share of $18.55. A total of 438,950 time-vesting RSU awards will vest in increments of 25% per year on each of the first, second, third and fourth anniversaries of the grant date and 100,000 time-vesting RSU awards will vest in increments of 33% per year on each of the first, second, and third anniversaries of the grant date, in each case subject to the grantee's continued service.

At March 31, 2014, a total of 330,557 LTIP units had been granted to officers of the Company and remain outstanding under the 2013 Equity Plan. The LTIP units are valued at $3.1 million, which equates to an average price per share of $9.34. At March 31, 2014, a total of 144,858 performance-vesting RSUs had been granted to officers of the Company and remain outstanding under the 2013 Equity Plan. The performance-vesting RSUs are valued at $1.3 million, which equates to an average price per share of $8.97. Each LTIP unit and performance-vesting RSU will vest based on the attainment of total stockholder return targets during the applicable performance period, subject to the grantee's continued service.

At March 31, 2014, a total of 16,928 restricted shares had been granted to officers of the Company and remain outstanding under the 2010 Equity Plan. The restricted shares vest ratably over four years from the date of grant, with the last restricted shares vesting in January 2016. The restricted shares are valued at $252,397, which equates to an average price per share of $15.62.

At March 31, 2014, a total of 14,255 deferred incentive share units had been granted to employees of the Company and remain outstanding under the 2010 Equity Plan. The deferred incentive share units are valued at $223,000, which equates to an average price per share of $15.66. The deferred incentive share units vest ratably over four years from the date of grant, with the last deferred incentive share units vesting in December 2015.

Total compensation expense related to restricted shares, deferred incentive share units, stock options, RSUs, and LTIP units of $2.5 million and $89,000 was recognized in general and administrative expenses on the Company's consolidated statements of operations and comprehensive income (loss) during the three months ended March 31, 2014 and 2013, respectively. Total compensation expense related to non-vested awards not yet recognized was $14.6 million at March 31, 2014. The weighted average period over which this expense is expected to be recognized is approximately two years.

A summary of the Company's restricted shares, deferred incentive share units, stock options, RSUs, and LTIP unit activity for the three months ended March 31, 2014 is as follows:

	Restricted Shares		Deferred Incentive Share Units		Stock Options		Restricted Stock Units		LTIP Units
	# of Shares	Weighted Average Grant-Date Fair Value	# of Share Units	Weighted Average Grant-Date Fair Value	# of Options	Weighted Average Grant-Date Fair Value	# of Stock Units	Weighted Average Grant-Date Fair Value	# of LTIP Units	Weighted Average Grant-Date Fair Value
Balance at 12/31/2013	27,391	$15.04	14,880	$15.67	1,850,000	$4.17	449,787	$17.65	214,443	$9.79
Granted	—	—	—	—	—	—	234,021	14.34	116,134	8.50
Vested	(10,463)	15.25	—	—	(462,500)	4.17	(27,150)	19.25	—	—
Forfeited	—	—	(625)	16.37	—	—	(4,016)	12.15	—	—
Balance at 03/31/2014	16,928	$15.62	14,255	$15.66	1,387,500	$4.17	652,642	$18.55	330,577	$9.34

Note 13 – Restructuring Costs

Restructuring charges reflected in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) relate primarily to one-time termination benefits. The Company recognizes these severance and other charges when the requirements of FASB ASU 420, "Exit or Disposal Cost Obligations," have been met regarding a plan of termination and when communication has been made to employees. During the three months ended March 31, 2014, the Company recorded $711,000 of restructuring charges in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss) related primarily to severance costs associated with the merger.

The following table provides additional information regarding the Company's restructuring, including the balance of the liability as of March 31, 2014 and total costs incurred through the period ended March 31, 2014 (in thousands):

Cost Type	Restructuring Costs Liability at December 31, 2013	Restructuring Costs Incurred for the Three Months Ended March 31, 2014	Cash Payments for the Three Months Ended March 31, 2014	Restructuring Costs Liability at March 31, 2014	Total Cumulative Restructuring Costs Expected to Be Incurred
Severance - management and other personnel	$21,691	$711	$5,746	$16,656	$23,941

Note 14 – Subsequent Events

On April 1, 2014, the Company entered into an Amended, Restated and Consolidated Credit Agreement for its senior unsecured credit facilities (the "Amended Agreement") which provides for a $250.0 million revolving credit facility, a $250.0 million five-year unsecured term loan, and a $100.0 million seven-year term loan. The Amended Agreement amended and restated the agreements governing the Company's $215.0 million revolving credit facility, $125.0 million unsecured term loan, and $120.0 million term loan facility. The maturity date of the revolving credit facility has been extended to March 30, 2018, with an additional one-year extension option, and the five-year term loan and seven-year term loan have maturity dates of March 29, 2019 and March 31, 2021, respectively. The seven-year term loan tranche had a delayed-draw feature which allowed the Company to draw all or a portion of the $100.0 million commitment in not more than two draws over a 12-month period. The Company drew the full amount on April 8, 2014 and simultaneously repaid in full the first mortgage debt secured by the Bank of America Center in Orlando, Florida, which had an outstanding balance of $34.2 million, including breakage costs.

Additionally, the Company amended its $10.0 million working capital revolving credit facility under terms and conditions similar to the Amended Agreement.

On April 1, 2014, the Company redesignated two of its existing floating-to-fixed interest rate swaps totaling $125.0 million that were previously associated with the $125.0 million five-year term loan and redesignated the swaps as a cash flow hedge of the risk of changes in cash flows attributable to changes in the benchmark interest rate for one month USD-LIBOR related to indexed interest payments made each month, irrespective of the specific debt agreement from which they may flow. Additionally, on the same date, the Company entered into a new $5.0 million floating-to-fixed interest rate swap attributable to one month USD-LIBOR indexed interest payments made each month. The new $5.0 million swap has a fixed rate of 1.7%, an effective date of April 1, 2014 and matures on April 1, 2019.

On April 8, 2014, the Company terminated its $33.9 million floating-to-fixed interest rate swap associated with the first mortgage debt secured by Bank of America Center and entered into a new $100.0 million floating-to-fixed interest rate swap attributable to one month USD-LIBOR indexed interest payments made each month. The terminated $33.9 million swap had a liability value of $1.9 million which was rolled into the pricing set for the new $100.0 million swap. The $100.0 million swap has a fixed rate of 2.6%, an effective date of April 11, 2014 and matures on March 31, 2021.

On April 10, 2014, the Company completed the acquisition of Courvoisier Centre, a complex of two office buildings totaling 346,000 square feet located in the Brickell submarket of Miami, Florida, for a gross purchase price of $145.8 million. The acquisition was financed through available cash and borrowings under the Company's new seven-year term loan. As of April 10, 2014, the Courvoisier Centre properties had a combined occupancy of 83.4%.

On April 14, 2014, the Company commenced construction of Hayden Ferry Lakeside III, a 261,000 square foot, Class A development in the Tempe submarket of Phoenix, Arizona. Our operating partnership entered into an amendment to the Fund II partnership agreement to, among other things, authorize the Hayden Ferry Lakeside III development and authorize the general partner of Fund II to transfer an interest in the owner of Hayden Ferry Lakeside III, a subsidiary of Fund II, to our operating partnership, such that the Company owns a 70% indirect interest in Hayden Ferry Lakeside III.

On April 14, 2014, the Company completed the acquisition of One Orlando Center, a Class A office building totaling 356,000 square feet located in the central business district of Orlando, Florida, for a gross purchase price of $55.0 million. The Company made an $8.0 million equity investment that will be held in lender reserve accounts to fund the leasing and repositioning of the asset. Simultaneously with the equity investment, the existing $68.3 million first mortgage note was restructured into a new $54.0 million first mortgage and $15.3 million B-note, which is subordinated to the Company's equity investment. As of April 14, 2014, One Orlando Center had a combined occupancy of 81.3%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview

Parkway Properties, Inc. (and collectively, with its subsidiaries, including Parkway Properties LP, "we", "our", or "us") is a fully integrated, self-administered and self-managed real estate investment trust ("REIT") specializing in the acquisition, ownership, development and management of quality office properties in high-growth submarkets in the Sunbelt region of the United States.  At April 1, 2014, we owned or had an interest in 49 office properties located in eight states with an aggregate of approximately 17.6 million square feet of leasable space.  We offer fee-based real estate services through our wholly owned subsidiaries, which in total managed and/or leased approximately 11.3 million square feet for third-party property owners at April 1, 2014.  Unless otherwise indicated, all references to square feet represent net rentable area.

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

Occupancy.  Our revenues are dependent on the occupancy of our office buildings.  At April 1, 2014, occupancy of our office portfolio was 88.5% compared to 88.9% at January 1, 2014 and 88.7% at April 1, 2013.  Not included in the April 1, 2014 occupancy rate is the impact of 28 signed leases totaling 307,443 square feet expected to take occupancy between now and the first quarter of 2015, of which the majority will commence during the second quarter of 2014.  Including these signed leases, our portfolio was 90.2% leased at April 1, 2014.  Our average occupancy for the three months ended March 31, 2014, was 88.1%.

During the first quarter of 2014, 30 leases were renewed totaling 287,000 rentable square feet at an average annual rental rate per square foot of $26.27, representing an 6.9% rate increase as compared to expiring rental rates, and at an average cost of $3.27 per square foot per year of the lease term.

During the first quarter of 2014, 15 expansion leases were signed totaling 74,000 rentable square feet at an average annual rental rate per square foot of $28.19 and at an average cost of $5.49 per square foot per year of the lease term.

During the first quarter of 2014, 23 new leases were signed totaling 177,000 rentable square feet at an average annual rental rate per square foot of $28.96 and at an average cost of $6.29 per square foot per year of the term.

Rental Rates.  An increase in vacancy rates in a market or at a specific property has the effect of reducing market rental rates.  Inversely, a decrease in vacancy rates in a market or at a specific property has the effect of increasing market rental rates. Our leases typically have three to seven year terms, though we do enter into leases with terms that are either shorter or longer than that typical range from time to time.  As leases expire, we seek to replace existing leases with new leases at the current market rental rate.  For our properties owned as of April 1, 2014, management estimates that we have approximately $1.95 per square foot in annual rental rate embedded growth in our office property leases.  Embedded growth is defined as the difference between the weighted average in-place cash rents including operating expense reimbursements and the weighted average estimated market rental rate.

Customer Retention.  Keeping existing customers is important as high customer retention leads to increased occupancy, less downtime between leases, and reduced leasing costs.  We estimate that it costs five to six times more to replace an existing customer with a new one than to retain the existing customer.  In making this estimate, we take into account the total revenue lost during downtime on the space plus leasing costs, which typically rise as market vacancies increase.  Therefore, we focus a great amount of energy on customer retention.  We seek to retain our customers by continually focusing on operations at our office properties. We believe in providing superior customer service; hiring, training, retaining and empowering each employee; and creating an environment of open communication both internally and externally with customers and stockholders. Our customer retention rate was 80.5% for the quarter ended March 31, 2014, as compared to 76.7% for the quarter ended December 31, 2013, and 78.2% for the quarter ended March 31, 2013.

Joint Ventures and Partnerships

Investing in wholly owned properties is the highest priority of our capital allocation strategy. However, we may selectively pursue joint ventures if we determine that such a structure will allow us to reduce anticipated risks related to a property or portfolio, limit concentration of rental revenue from a particular market or building or address unusual operational risks.  Under the terms of these joint ventures and partnership agreements, we will seek to manage all phases of the investment cycle including acquisition, financing, operations, leasing and dispositions, and we will seek to receive fees for providing these services.

Parkway Properties Office Fund II, L.P.

At March 31, 2014, we had one partnership structured as a discretionary fund.  Parkway Properties Office Fund II, L.P. ("Fund II"), a $750.0 million discretionary fund, was formed on May 14, 2008 and was fully invested at February 10, 2012. Fund II was structured with the Teacher Retirement System of Texas ("TRST") as a 70% investor and our operating partnership as a 30% investor, with an original target capital structure of approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt.  Fund II currently owns seven properties totaling 2.5 million square feet in Atlanta, Georgia; Phoenix, Arizona; Jacksonville, Florida; and Philadelphia, Pennsylvania. In August 2012, Fund II increased its investment capacity by $20.0 million to purchase Hayden Ferry Lakeside III, IV and V, a 2,500 space parking garage, a 21,000 square foot office property and a vacant parcel of land available for development, all adjacent to our Hayden Ferry Lakeside I and Hayden Ferry Lakeside II office properties in Phoenix. In August 2013, Fund II expanded its investment guidelines solely for the purpose of authorizing the purchase of a parcel of land available for development in Tempe, Arizona. In April 2014, Fund II authorized the development of Hayden Ferry Lakeside III, as well as the transfer of an interest in the owner of Hayden Ferry Lakeside III, a subsidiary of Fund II, to our operating partnership, such that we own a 70% indirect interest in Hayden Ferry Lakeside III.

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

Joint Ventures

In addition to the 42 office properties included in our consolidated financial statements, we also invested in three unconsolidated joint ventures with unrelated investors that own seven office properties as of March 31, 2014.

Financial Condition

Comparison of the three months ended March 31, 2014 compared to the year ended December 31, 2013.

Assets. In 2014, we have continued the execution of our strategy of operating and acquiring office properties as well as disposing of non-core assets that no longer meet our investment criteria or for which we believe a disposition would maximize value.  During the three months ended March 31, 2014, total assets increased $77.9 million or 2.7% as compared to the year ended December 31, 2013.  The primary reason for the increase was the proceeds from our underwritten public stock offering during the first quarter of 2014 and the acquisition of the JTB Center in Jacksonville, Florida, partially offset by the disposition of two office properties, the Woodbranch Building in Houston, Texas and Mesa Corporate Center in Phoenix, Arizona.

Acquisitions and Improvements.  Our investment in office properties increased $12.6 million net of depreciation to a carrying amount of $2.3 billion at March 31, 2014 and consisted of 42 office properties.  The primary reason for the increase in office properties relates to the purchase of the JTB Center, partially offset by depreciation of office and parking properties during the three months ended March 31, 2014.

During the three months ended March 31, 2014, we purchased the JTB Center, details of which are summarized below (dollars and square feet in thousands):

Office Property	Location	Type of Ownership	Ownership Share	Square Feet	Date Purchased	Gross Purchase Price
JTB Center	Jacksonville, FL	Wholly owned	100.00%	248	01/30/2014	$33,300

During the three months ended March 31, 2014, we capitalized building and tenant improvements of $11.8 million and recorded depreciation expense of $22.4 million related to our office properties.

Dispositions.  During the three months ended March 31, 2014, we completed the sale of two properties.

On January 17, 2014, we sold the Woodbranch Building, a 109,000 square foot office property located in Houston, Texas, for a gross sale price of $15.0 million. We received approximately $13.9 million in net proceeds, which were used to fund subsequent acquisitions. We recorded a gain of approximately $10.0 million during the three months ended March 31, 2014.

On January 31, 2014, we sold Mesa Corporate Center, a 106,000 square foot office property located in Phoenix, Arizona, for a gross sale price of $13.2 million. We received approximately $12.1 million in net proceeds from the sale, which were used to fund subsequent acquisitions. We recorded a gain of approximately $489,000 during the three months ended March 31, 2014.

Condominium Units.  In connection with the merger transactions (the "Mergers") with Thomas Properties Group, Inc. ("TPGI"), we acquired and consolidated the Murano residential condominium project, which we control. During the three months ended March 31, 2014, we sold two condominium units for income of approximately $1.0 million. The carrying value of our condominium units was $18.3 million as of March 31, 2014.

Mortgage Loans.  On June 3, 2013, we issued a first mortgage loan to an affiliate of US Airways, which is secured by the US Airways Building, a 225,000 square foot office building in Phoenix, Arizona. The $3.5 million mortgage loan has a fixed interest rate of 3.0% and matures on December 31, 2016.

Investment in Unconsolidated Joint Ventures. In addition to the 42 office and parking properties included in our financial statements, we also invested in three unconsolidated joint ventures with unrelated investors as of March 31, 2014. These investments are accounted for using the equity method of accounting. Accordingly, the assets and liabilities of the joint ventures are not included on our consolidated balance sheet at March 31, 2014. Information relating to these unconsolidated joint ventures is summarized below (in thousands):

			Parkway's	Square	Percentage
Joint Venture Entity	Property Name	Location	Ownership%	Feet	Occupied
PKY/CalSTRS Austin, LLC ("Austin Joint Venture")	Various (1)	Austin, TX	40.00%	2,433	82.7%
US Airways Building Tenancy in Common ("US Airways Building")	US Airways Building	Phoenix, AZ	74.58%	225	100.0%
7000 Central Park JV LLC ("7000 Central Park")	7000 Central Park	Atlanta, GA	40.00%	415	77.9%
				3,073	83.3%

(1) The Austin Joint Venture owns the following properties: San Jacinto Center; Frost Bank Tower; One Congress Plaza; One American Center; and 300 West 6th Street.

On December 19, 2013, in connection with the Mergers with TPGI, we acquired TPGI's interest in a joint venture with Madison International Realty ("Madison"), which owned a 50% interest in PKY/CalSTRS Austin, LLC (the "Austin Joint Venture"). The California State Teachers' Retirement System ("CalSTRS") owned the remaining 50% interest in the Austin Joint Venture. On January 24, 2014, pursuant to a put right held by Madison, we purchased Madison's interest in the Madison joint venture (representing an approximate 17% indirect interest in the Austin Joint Venture) for a purchase price of approximately $41.5 million. On February 10, 2014, pursuant to an agreement entered into between CalSTRS and us, CalSTRS exercised an option to purchase 60% of Madison's former interest on the same terms as us for approximately $24.9 million. We recorded a gain of approximately $6.3 million during the three months ended March 31, 2014. After giving effect to these transactions, we have a 40% interest in the Austin Joint Venture, with CalSTRS owning the remaining 60%.

Receivables and Other Assets. For the three months ended March 31, 2014, receivables and other assets increased $15.0 million or 8.4%. The net increase is primarily due to an increase in straight line rent receivable balance and an increase in capitalized lease costs related to the purchase of the JTB Center during the first quarter of 2014.

Intangible Assets, Net. For the three months ended March 31, 2014, intangible assets net of related amortization decreased $8.0 million or 4.8% as a result of amortization recorded during the period.

Assets Held for Sale and Liabilities Related to Assets Held for Sale. During the three months ended March 31, 2014, we sold two properties which were classified as held for sale as of December 31, 2013, the Woodbranch Building in Houston, Texas and Mesa Corporate Center in Phoenix. There were no assets or liabilities classified as held for sale as of March 31, 2014.

Management Contracts, Net.  For the three months ended March 31, 2014, management contracts, net of related amortization decreased $2.0 million or 14.3% as a result of amortization recorded during the period.

Cash and Cash Equivalents.  Cash and cash equivalents increased $93.6 million or 159.4% during the three months ended March 31, 2014, primarily due to proceeds received from our underwritten public stock offering during the period and proceeds received from sales of real estate and CalSTRS's purchase of a portion of Madison's former indirect interest in the Austin Joint Venture, partially offset by payments on bank borrowings, payments on the exercise of Madison's put option and investment in real estate. Our proportionate share of cash and cash equivalents at March 31, 2014 and December 31, 2013 was $128.7 million and $39.4 million, respectively.

Notes Payable to Banks. Notes payable to banks decreased $58.0 million or 19.1% during the three months ended March 31, 2014.  At March 31, 2014, notes payable to banks totaled $245.0 million and the net decrease was attributable to repayment of amounts outstanding under our senior unsecured revolving credit facility from proceeds of our underwritten public stock offering.

Mortgage Notes Payable. During the three months ended March 31, 2014, mortgage notes payable decreased $4.1 million or 0.4% due to the following (in thousands):

Increase (Decrease)
Scheduled principal payments	$(2,782)
Amortization of premium on mortgage debt acquired	(1,371)
Accretion of debt discount	88
$(4,065)

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

Accounts Payable and Other Liabilities.  For the three months ended March 31, 2014, accounts payable and other liabilities decreased $18.4 million or 9.8% primarily due to decreases in property-related payables, property tax payable and prepaid rent during the first quarter of 2014.

Equity. Total equity increased $159.0 million or 11.9% during the three months ended March 31, 2014, as a result of the following (in thousands):

Increase (Decrease)
(Unaudited)
Net income attributable to Parkway Properties, Inc.	$10,845
Net income attributable to noncontrolling interests	121
Net income	10,966
Change in market value of interest rate swaps	(121)
Common stock dividends declared	(19,670)
Share-based compensation	2,489
Issuance of common stock	205,166
Shares issued pursuant to TPG Management Services Agreement	125
Issuance of operating partnership units	1,546
Exercise of Madison Put Option related to merger with TPGI	(41,539)
$158,962

On January 10, 2014 and February 11, 2014, we issued an aggregate of 11,825,000 shares of our common stock in an underwritten public offering at the public offering price of $18.15 per share.  See "– Liquidity and Capital Resources – Equity" for more information regarding the offering.

Results of Operations

Comparison of the three months ended March 31, 2014 to the three months ended March 31, 2013.

Net Income (Loss) Attributable to Common Stockholders. Net income attributable to common stockholders for the three months ended March 31, 2014 was $10.8 million as compared to net loss attributable to common stockholders of $3.9 million for the three months ended March 31, 2013.  The increase in net income attributable to common stockholders for the three months ended March 31, 2014 compared to the same period in 2013 in the amount of $14.7 million is primarily attributable to gains on sale of real estate and net operating income from properties acquired during 2013.

Office Properties. The analysis below includes changes attributable to same-store properties and acquisitions of office properties.  Same-store properties are consolidated properties that we owned for the current and prior year reporting periods, excluding properties classified as discontinued operations.  During the three months ended March 31, 2014, we classified as discontinued operations two properties totaling 215,000 square feet, which were sold during the first quarter of 2014.  At March 31, 2014, same-store properties consisted of 35 properties comprising 10.4 million square feet.

The following table represents revenue from office properties for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013	Increase (Decrease)	% Change
Revenue from office properties:
Same-store properties	$62,439	$61,103	$1,336	2.2%
Properties acquired	35,802	2,671	33,131	*N/M
Properties disposed	(111)	39	(150)	*N/M
Total revenue from office properties	$98,130	$63,813	$34,317	53.8%
*N/M – Not Meaningful

Revenue from office properties for same-store properties increased $1.3 million or 2.2% for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 due to an increase in same store average rental rates for same-store properties and an increase in revenue associated with parking income during the three months ended March 31, 2014 as compared to the same period for 2013.

The following table represents property operating expenses for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013	Increase	% Change
Expense from office properties:
Same-store properties	$24,318	$23,948	$370	1.5%
Properties acquired	14,831	775	14,056	*N/M
Properties disposed	24	(35)	59	*N/M
Total expense from office properties	$39,173	$24,688	$14,485	58.7%
*N/M – Not Meaningful

Property operating expenses for same-store properties increased $370,000 or 1.5% for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to an increase in ad valorem taxes.

Depreciation and Amortization.  Depreciation and amortization expense attributable to office properties increased $12.3 million for the three months ended March 31, 2014, compared to the three months ended March 31, 2013.  The primary reason for the increase is depreciation and amortization associated with the properties acquired in connection with the Mergers.

Management Company Income and Expenses.  Management company income increased $1.6 million and management company expenses increased $261,000 for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The primary reason for the increases in management company income and expenses for the three months ended March 31, 2014 was the addition of a management contract in connection with the Mergers and the associated increase in personnel costs.

Acquisition Costs.  During the three months ended March 31, 2014, we incurred $645,000 in acquisition costs compared to $1.1 million for the three months ended March 31, 2013. The primary reason for the decrease is the purchase of only one office property during the three months ended March 31, 2014 compared to the purchase of three office properties during the three months ended March 31, 2013.

Share-Based Compensation Expense. Compensation expense related to stock options, profits interest units ("LTIP units"), restricted shares, restricted share units (RSUs) and deferred incentive share units of $2.5 million and $89,000 was recognized for the three months ended March 31, 2014 and 2013, respectively.  The primary reason for the increase in share-based compensation expense for the three months ended March 31, 2014 is additional expenses associated with new grants under the Parkway Properties, Inc. and Parkway Properties LP 2013 Omnibus Equity Incentive Plan. This expense is included in general and administrative expenses on our consolidated statements of operations and comprehensive income (loss).  Total compensation expense related to non-vested awards not yet recognized was $14.6 million at March 31, 2014.

Interest Expense. Interest expense from continuing operations, including amortization of deferred financing costs, increased $4.9 million or 47.6% for the three months ended March 31, 2014, compared to the three months ended March 31, 2013 and is comprised of the following (in thousands):

	Three Months Ended March 31,
	2014	2013	Increase (Decrease)	% Change
Interest expense:
Mortgage interest expense	$12,884	$8,536	$4,348	50.9%
Credit facility interest expense	1,755	1,317	438	33.3%
Mortgage loan cost amortization	222	169	53	31.4%
Credit facility cost amortization	383	307	76	24.8%
Total interest expense	$15,244	$10,329	$4,915	47.6%

Mortgage interest expense increased $4.3 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, and is primarily due to mortgage loans placed or assumed from March 31, 2013 through March 31, 2014 in connection with acquisitions of office properties during the same period.

Credit facility interest expense increased $438,000 for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.  The increase is due to an increase in the weighted average interest rate on average borrowings of 90 basis points, partially offset by a decrease in year-to-date average borrowings of $7.8 million. The increase in the weighted average interest rate on average borrowings is primarily due to the placement of a new $120.0 million five-year term loan that has an associated floating-to-fixed interest rate swap that resulted in an all-in interest rate of 3.3% as of March 31, 2014. The decrease in year-to-date average borrowings is primarily due to repayments of bank borrowings on the unsecured revolving credit facility, partially offset by the new five-year term loan.

Discontinued Operations.  Discontinued operations is comprised of the following for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Statement of Operations:
Revenues
Income from office and parking properties	$205	$5,121
	205	5,121
Expenses
Office and parking properties:
Operating expense	132	2,397
Management company expense	—	7
Interest expense	—	142
Depreciation and amortization	116	1,615
	248	4,161
Operating income (loss) from discontinued operations	(43)	960
Income (loss) from discontinued operations	(43)	960
Gain on sale of real estate from discontinued operations	10,463	542
Total discontinued operations per Statement of Operations	10,420	1,502
Net income attributable to noncontrolling interest from discontinued operations	—	(241)
Total discontinued operations-Parkway's share	$10,420	$1,261

All current and prior period income from the following office property dispositions is included in discontinued operations for the three months ended March 31, 2014 and 2013 (in thousands):

Office Property	Location	Square Feet	Date of Sale	Net Sales Price	Net Book Value of Real Estate	Gain (Loss) on Sale
2013 Dispositions:
Atrium at Stoneridge	Columbia, SC	108	03/20/2013	$2,966	$2,424	$542
Waterstone	Atlanta, GA	93	07/10/2013	3,247	3,207	40
Meridian	Atlanta, GA	97	07/10/2013	6,615	6,560	55
Bank of America Plaza	Nashville, TN	436	07/17/2013	41,093	29,643	11,450
Lakewood II	Atlanta, GA	123	10/31/2013	10,240	4,403	5,837
Carmel Crossing	Charlotte, NC	326	11/08/2013	36,673	22,104	14,569
		1,183		$100,834	$68,341	$32,493	(1)
2014 Disposition:
Woodbranch Building	Houston, TX	109	01/17/2014	$14,424	$4,450	$9,974
Mesa Corporate Center	Phoenix, AZ	106	01/31/2014	12,257	11,768	489
		215		$26,681	$16,218	$10,463

(1) Total gain on the sale of real estate in discontinued operations recognized for the year ended December 31, 2013 was $32.5 million, of which $18.2 million was our proportionate share.

See "– Financial Condition – Comparison of the three months ended March 31, 2014 compared to the year ended December 31, 2013 – Dispositions" above for additional information regarding the dispositions during the three months ended March 31, 2014.

Income Taxes.  The analysis below reflects changes to the components of income tax benefit (expense) for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013	Increase	% Change
Current:
Federal	$(276)	$(51)	$(225)	*N/M
State	(65)	(10)	(55)	*N/M
Total current expense	$(341)	$(61)	$(280)	*N/M

	Three Months Ended March 31,
	2014	2013	Increase	% Change
Deferred:
Federal	$—	$480	$(480)	*N/M
State	—	88	(88)	*N/M
Total deferred benefit	$—	$568	$(568)	*N/M
Total income tax benefit (expense)	$(341)	$507	$(848)	*N/M
*N/M - Not meaningful

Current income tax expense increased $280,000 for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase is directly attributable to the increase in management company income and operating income of amenity services for the three months ended March 31, 2014.  Due to uncertainty of future realization, the Company recorded a valuation allowance on its net deferred tax assets in excess of its liability for unrecognized tax benefits.

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

Our short-term liquidity needs include funding operation and administrative expenses, normal repair and maintenance expenses at our properties, capital improvements, and distributions to stockholders.  We anticipate using our current cash balance, our operating cash flows and borrowings (including borrowings under our senior unsecured revolving credit facility) to meet our short-term liquidity needs.

Our long-term liquidity needs include payment of the principal amount of our long-term debt as it matures, significant capital expenditures that may need to be made at our properties and acquiring additional assets that meet our investment criteria. We anticipate using proceeds from the placement of new mortgage loans and refinancing of existing mortgage loans, proceeds from the sale of assets and the portions of assets owned through joint ventures, and the possible sale of equity or debt securities to meet our long-term liquidity needs.  We anticipate that these funding sources will be adequate to meet our liquidity needs.

Cash

Cash and cash equivalents were $152.2 million and $74.6 million at March 31, 2014 and 2013, respectively.  Cash flows provided by operating activities for the three months ended March 31, 2014 and 2013 were $9.3 million and $17.3 million, respectively.  The decrease in cash flows from operating activities of $8.0 million is primarily attributable to timing of receipt of revenues and payment of expenses.

Cash used in investing activities was $40.3 million and $189.7 million for the three months ended March 31, 2014 and 2013, respectively.  The decrease in cash used by investing activities of $149.4 million is primarily due to a decrease in investment in real estate and an increase in proceeds from the sale of real estate, partially offset by payments to acquire noncontrolling interests.

Cash provided by financing activities was $124.6 million and $165.1 million for the three months ended March 31, 2014 and 2013, respectively. The decrease in cash provided by financing activities of $40.5 million is primarily attributable to the decrease in proceeds from mortgage notes payable and bank borrowings, partially offset by decreases in payments on bank borrowings and distributions to noncontrolling interest partners.

Indebtedness

Notes Payable to Banks.  At March 31, 2014, we had $245.0 million outstanding under our unsecured term loans. The following table presents information about our indebtedness:

		Interest			Outstanding
Credit Facilities	Lender	Rate		Maturity	Balance
					(in thousands)
$10.0 Million Unsecured Working Capital Revolving Credit Facility	PNC Bank	—%		03/29/2016	$—
$215.0 Million Unsecured Revolving Credit Facility	Wells-Fargo	—%		03/29/2016	—
$125.0 Million Unsecured Term Loan (1)	Key Bank	2.4%		09/27/2017	125,000
$120.0 Million Term Loan Facility (2)	Wells-Fargo	3.3%		06/11/2018	120,000
		2.9%	(3)		$245,000

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

(3)	Represents a weighted average interest rate.

On April 1, 2014, we entered into an Amended, Restated and Consolidated Credit Agreement (the "Amended Agreement") which amended, restated and consolidated the agreements governing our unsecured revolving credit facility, our unsecured term loan and term loan facility and provides for a $250.0 million revolving credit facility, a $250.0 million five-year unsecured term loan and a $100.0 million seven-year term loan. The seven-year term loan had a delayed-draw feature which allowed us to draw all or a portion of the $100.0 million commitment in not more than two draws over a 12-month period. We drew the full amount on April 8, 2014 and simultaneously repaid in full the first mortgage debt secured by the Bank of America Center in Orlando, Florida, which had an outstanding balance of $34.2 million, including breakage costs. We also amended our unsecured working capital revolving credit facility.

We monitor a number of leverage and other financial metrics including, but not limited to, total debt to total asset value ratio, as defined in the loan agreements for our senior unsecured revolving credit facility and working capital unsecured credit facility.  In addition, we also monitor interest and fixed charge coverage ratios, as well as the net debt to EBITDA multiple.  The interest coverage ratio is computed by comparing the cash interest accrued to EBITDA. The interest coverage ratio for the three months ended March 31, 2014 and 2013 was 3.6 and 4.2 times, respectively.  The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA.  The fixed charge coverage ratio for the three months ended March 31, 2014 and 2013 was 3.1 and 2.5 times, respectively.  The net debt to EBITDA multiple is computed by comparing our share of net debt to EBITDA for the current quarter, as annualized and adjusted pro forma for any completed investment activity.  The net debt to EBITDA multiple for the three months ended March 31, 2014 and 2013 was 5.9 and 4.8 times, respectively.  We believe various leverage and other financial metrics we monitor provide useful information on total debt levels as well as our ability to cover interest, principal and/or preferred dividend payments. See " – EBITDA" for a reconciliation of cash flows provided by operating activities to EBITDA for the three months ended March 31, 2014 and March 31, 2013.

Mortgage Notes Payable.  At March 31, 2014, we had $1.1 billion of mortgage notes payable, including unamortized premium on debt acquired of $14.6 million, with a weighted average interest rate of 4.67% considering the amortization of debt premium.

The table below presents the principal payments due and weighted average interest rates for total mortgage notes payable at March 31, 2014 (in thousands):

	Weighted Average Interest Rate	Total Mortgage Maturities	Balloon Payments	Recurring Principal Amortization
Schedule of Mortgage Maturities by Years:
2014	5.4%	$9,114	$—	$9,114
2015	4.0%	31,983	14,013	17,970
2016	4.6%	262,640	244,746	17,894
2017	5.7%	124,746	107,939	16,807
2018	4.5%	212,713	193,952	18,761
Thereafter	4.5%	437,619	413,411	24,208
Total principal maturities		1,078,815	974,061	104,754
Fair value premium on mortgage debt acquired	n/a	14,613	—	—
Total principal maturities and fair value premium on mortgage debt acquired	4.7%	$1,093,428	$974,061	$104,754
Fair value at March 31, 2014		$1,058,279

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

Our interest rate hedge contracts at March 31, 2014, and 2013 are summarized as follows (in thousands):

						Fair Value Asset (Liability)
Type of	Balance Sheet	Notional	Maturity		Fixed	March 31,
Hedge	Location	Amount	Date	Reference Rate	Rate	2014	2013
Swap	Accounts payable and other liabilities	$12,088	11/18/2015	1-month LIBOR	4.1%	$—	$(541)
Swap	Accounts payable and other liabilities	30,000	02/01/2016	1-month LIBOR	2.3%	—	(1,666)
Swap	Receivables and other assets	50,000	09/27/2017	1-month LIBOR	2.4%	695	26
Swap	Receivables and other assets	75,000	09/27/2017	1-month LIBOR	2.4%	1,049	39
Swap	Accounts payable and other liabilities	33,875	11/18/2017	1-month LIBOR	4.7%	(1,864)	(3,113)
Swap	Accounts payable and other liabilities	1,875	01/25/2018	1-month LIBOR	4.9%	(56)	—
Swap	Accounts payable and other liabilities	22,000	01/25/2018	1-month LIBOR	4.5%	(1,015)	(1,804)
Swap	Accounts payable and other liabilities	45,000	01/25/2018	1-month LIBOR	4.7%	(377)	(1,447)
Swap	Accounts payable and other liabilities	120,000	06/11/2018	1-month LIBOR	3.3%	(1,033)	—
Swap	Accounts payable and other liabilities	9,250	09/30/2018	1-month LIBOR	5.2%	(679)	(1,140)
Swap	Accounts payable and other liabilities	22,500	10/08/2018	1-month LIBOR	5.4%	(1,781)	(2,935)
Swap	Receivables and other assets	13,500	10/08/2018	1-month LIBOR	3.3%	65	—
Swap	Accounts payable and other liabilities	22,100	11/18/2018	1-month LIBOR	5.0%	(1,397)	(2,458)
						$(6,393)	$(15,039)

Equity

We have a universal shelf registration statement on Form S-3 (No. 333-193203) that was automatically effective upon filing on January 6, 2014.  We may offer an indeterminate number or amount, as the case may be, of (i) shares of common stock, par value $.001 per share; (ii) shares of preferred stock, par value $.001 per share; (iii) depository shares representing our preferred stock; and (iv) warrants to purchase common stock, preferred stock or depository shares representing preferred stock; and (v) rights to purchase our common stock, all of which may be issued from time to time on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended.

We may issue equity securities from time to time, including units issued by our operating partnership in connection with property acquisitions, as management may determine necessary or appropriate to satisfy our liquidity needs, taking into consideration market conditions, our stock price, the cost and availability of other sources of liquidity and any other relevant factors.

On January 10, 2014, we completed an underwritten public offering of 10,500,000 shares of our common stock at the public offering price of $18.15. On February 11, 2014, we sold an additional 1,325,000 shares of our common stock at the public offering price of $18.15 pursuant to the exercise of the underwriters’ option to purchase additional shares. The net proceeds from the offering, including shares sold pursuant to the underwriters’ option to purchase additional shares, after deducting the underwriting discount and offering expenses payable by us, were approximately $205.2 million, which we used to fund acquisitions, to repay amounts outstanding from time to time under our senior unsecured revolving credit facility and/or for general corporate purposes.

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

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps and caps as part of our interest rate-risk management strategy. Interest rate swaps designed as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designed as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During 2014, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. See Note 7 - Fair Values of Financial Instruments, for the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets as of March 31, 2014 and 2013.

Tabular Disclosure of the Effect of Derivative Instruments on the Combined Statements of Operations and Comprehensive Income (Loss)

The table below presents the effect of our derivative financial instruments on our consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2014 and 2013 (in thousands):

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Three Months Ended March 31,
	2014	2013
Amount of loss recognized in other comprehensive income (loss) on derivative	$(1,533)	$(7,413)
Amount of loss reclassified from accumulated other comprehensive income (loss) into interest expense	(1,453)	(3,902)

Credit Risk-Related Contingent Features

We have entered into agreements with each of our derivative counterparties that provide that if we default or are capable of being declared in default on any of its indebtedness, then we could also be declared in default on our derivative obligations.

As of March 31, 2014, the fair value of derivatives in a liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $8.2 million. As of March 31, 2014, we had not posted any collateral related to these agreements and were not in breach of any agreement provisions. If we had breached any of these provisions, we could have been required to settle our obligations under the agreements at their aggregate termination value of $8.2 million at March 31, 2014.

Capital Expenditures

During the three months ended March 31, 2014, we incurred $6.7 million in recurring capital expenditures on a consolidated basis, with $6.9 million representing our share of such expenditures.  These costs include tenant improvements, leasing costs and recurring building improvements. During the three months ended March 31, 2014, we incurred $6.3 million related to upgrades on properties acquired in recent years that were anticipated at the time of purchase and major renovations that are nonrecurring in nature to office properties, with $4.2 million representing our share of such expenditures.  All such improvements were financed with cash flow from the properties, capital expenditure escrow accounts, borrowings under our senior unsecured revolving credit facility and contributions from joint venture partners.

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

During the three months ended March 31, 2014, we paid $18.6 million in dividends to our common stockholders and $976,000 to the common unit holders of our operating partnership. These dividends were funded with cash flow from the properties and proceeds from the sales of properties and proceeds from the issuance of common stock.

Contractual Obligations

See information appearing under the caption "– Financial Condition – Comparison of the three months ended March 31, 2014 to the year ended December 31, 2013 – Notes Payable to Banks" and "– Liquidity and Capital Resources – Mortgage Notes Payable" for a discussion of changes in long-term debt since December 31, 2013.

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

The accounting policies and estimates used in the preparation of our Consolidated Financial Statements are more fully described in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  However, certain of our significant accounting policies are considered critical accounting policies due to the increased level of assumptions used or estimates made in determining their impact on our Consolidated Financial Statements

We consider critical accounting policies and estimates to be those used in the determination of the reported amounts and disclosure related to the following:

(1)  Revenue recognition;
(2)  Impairment or disposal of long-lived assets;
(3)  Depreciable lives applied to real estate and improvements to real estate;
(4)  Initial recognition, measurement, and allocation of the cost of real estate acquired; and
(5) Share-based compensation.

Recent Accounting Pronouncements

On April 10, 2014, we adopted the new guidance issued by the Financial Accounting Standards Board, Accounting Standards Update No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This update amends the criteria for reporting discontinued operations to, among other things, raise the threshold for disposals to qualify as discontinued operations, and only disposals that represent a strategic shift in operations will be presented as discontinued operations. This update is effective for interim and annual reporting periods, beginning after December 15, 2014, with early adoption permitted. We expect to present 2014 property sales, to the extent they do not represent a strategic shift in operations, in the continuing operations section of the consolidated statement of operations and comprehensive income (loss) with the exception of those properties previously included as held for sale at December 31, 2013. The Company's 2014 sales of the Woodbranch Building and Mesa Corporate Center are included in discontinued operations for the three months ended March 31, 2014 as these properties were previously classified as held for sale at December 31, 2013.

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

The following table presents a reconciliation of the net income (loss) for Parkway Properties, Inc. to FFO for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Net income (loss) for Parkway Properties, Inc.	$10,845	$(1,168)
Adjustments to derive funds from operations:
Depreciation and amortization	40,280	27,945
Depreciation and amortization – discontinued operations	116	1,615
Noncontrolling interest depreciation and amortization	(26)	(7,855)
Noncontrolling interest – unit holders	564	(2)
Preferred dividends	—	(2,711)
Gains on sale of real estate (Parkway's share)	(16,752)	(542)
Funds from operations attributable to common stockholders (1)	$35,027	$17,282

(1)	Funds from operations attributable to common stockholders for the three months ended March 31, 2014 and 2013 include the following items at our proportionate ownership share (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Acquisition costs	$(645)	$(1,130)
Non-recurring lease termination fee income	59	146
Realignment expenses	(2,174)	(460)

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

We view EBITDA primarily as a liquidity measure and, as such, the GAAP financial measure most directly comparable to it is cash flows provided by operating activities.  Because EBITDA is not a measure of financial performance calculated in accordance with GAAP, it should not be considered in isolation or as a substitute for operating income, net income, or cash flows provided by operating, investing and financing activities prepared in accordance with GAAP.  The following table reconciles cash flows provided by operating activities to EBITDA for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)
Cash flows provided by operating activities	$9,256	$17,271
Amortization of (above) below market leases	2,476	(848)
Interest expense	15,985	9,848
Acquisition costs (Parkway's share)	645	1,130
Tax expense - current	341	61
Change in deferred leasing costs	2,923	2,304
Change in condominium units	(1,574)	—
Change in receivables and other assets	6,101	10,747
Change in accounts payable and other liabilities	17,874	(2,879)
Adjustments for noncontrolling interests and unconsolidated joint ventures	(777)	(9,890)
EBITDA	$53,250	$27,744

The reconciliation of net income (loss) for Parkway Properties, Inc. to EBITDA and the computation of our proportionate share of interest, fixed charge and modified fixed charge coverage ratios, as well as the net debt to EBITDA multiple is as follows for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)
Net income (loss) for Parkway Properties, Inc.	$10,845	$(1,168)
Adjustments to net income (loss) for Parkway Properties, Inc.:
Interest expense	15,985	9,848
Amortization of financing costs	542	481
Amortization of debt premium, net	(1,283)	—
Acquisition costs (Parkway's share)	645	1,130
Depreciation and amortization	40,396	29,560
Amortization of share-based compensation	2,489	89
Gains on sale of real estate (Parkway's share)	(16,752)	(542)
Tax expense (benefit)	341	(507)
EBITDA adjustments - noncontrolling interest in real estate partnerships and unconsolidated joint ventures	42	(11,147)
EBITDA (1)	$53,250	$27,744
Interest coverage ratio:
EBITDA	$53,250	$27,744
Interest expense:
Interest expense	$15,985	$9,848
Interest expense - noncontrolling interest in real estate partnerships	(1,246)	(3,210)
Total interest expense	$14,739	$6,638
Interest coverage ratio	3.6	4.2
Fixed charge coverage ratio:
EBITDA	$53,250	$27,744
Fixed charges:
Interest expense	$14,739	$6,638
Preferred dividends	—	2,711
Principal payments	2,431	1,717
Total fixed charges	$17,170	$11,066
Fixed charge coverage ratio	3.1	2.5
Net Debt to EBITDA multiple:
Annualized Adjusted EBITDA (2)	$214,812	$127,466
Parkway's share of total debt:
Mortgage notes payable	$1,093,428	$768,005
Notes payable to banks	245,000	125,000
Adjustments for unconsolidated joint ventures	285,215	—
Adjustments for non-controlling interest in real estate partnerships	(237,097)	(230,885)
Parkway's share of total debt	1,386,546	662,120
Less: Parkway's share of cash	(128,711)	(46,235)
Parkway's share of net debt	$1,257,835	$615,885
Net Debt to EBITDA multiple	5.9	4.8

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See information appearing under the captions "– Liquidity and Capital Resources," "Risk Management Objective of Using Derivatives" and "Cash Flow Hedges of Interest Rate Risk" in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2014.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2014. There were no changes in our internal control over financial reporting during the first quarter of 2014 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On October 24, 2013, Jason Osiezanek filed in the Delaware Chancery Court a putative class action against TPGI and each of its directors, and included us and PKY Masters, LP, a former wholly owned subsidiary of Parkway LP, as defendants. The complaint alleged that, in connection with the Mergers, the directors of TPGI had breached their fiduciary duties, particularly with respect to allegedly inadequate disclosures in the proxy statement provided to the stockholders who were to vote on the Mergers. We were alleged to have aided and abetted this breach of fiduciary duties. The lawsuit sought various forms of relief, including that the court enjoin the Mergers and rescind the merger agreement. The plaintiff also sought an award of damages and litigation expenses and to have the defendants account for any profits or special benefits the defendants may have obtained by the alleged breach of a fiduciary duty. After initial discovery, including depositions, was completed, the parties engaged in settlement negotiations. On December 3, 2013, the parties reached an agreement in principle to settle the litigation and the Delaware Chancery Court approved the terms of the final settlement on April 29, 2014.

We and our subsidiaries are, from time to time, parties to other litigation arising from the ordinary course of their business. Our management does not believe that any such litigation will materially affect our financial position or operations.

Item 1A. Risk Factors

We may be unable to develop new properties successfully, which could adversely affect our results of operations due to unexpected costs, delays and other contingencies.

                From time to time, we may acquire unimproved real property for development purposes as market conditions warrant. In addition to the risks associated with the ownership of real estate investments in general and investments in joint ventures, there are significant risks associated with our development activities, including the following:

•
delays in obtaining, or an inability to obtain, necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations, which could result in completion delays and increased development costs;

•
incurring development costs for a property that exceed original estimates due to increased materials, labor or other costs, changes in development plans or unforeseen environmental conditions, which could make completion of the property more costly or uneconomical;

•	abandoning development projects that we have begun to explore or for which we have started development and failing to recover expenses and costs incurred through the time of abandonment;

•	risk of loss of periodic progress payments or advances to builders prior to completion;

•	termination of leases by customers due to completion delays;

•	the lease-up of space at our development projects may be slower than expected, resulting in lower than expected occupancy levels;

•	rental rates achieved for leased space at our development projects may be lower than anticipated; and

•	other risks related to the lease-up of newly constructed properties.

In addition, we also rely on rental income and expense projections and estimates of the fair market value of a property upon completion of construction when agreeing upon a purchase price at the time we acquire a property. If our projections are inaccurate, including due to any of the risks described above, we may pay too much for a property and be unable to charge rents that compensate us for our increased costs which could adversely affect our results of operations.

For a discussion of other potential risks and uncertainties, please refer to Item 1A - Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 26, 2014, we issued 6,834 shares of common stock to TPG VI Management, LLC as payment of a monitoring fee pursuant to the Management Services Agreement dated June 5, 2012, which we entered into in connection with the 2012 investment transaction with TPG IV Pantera Holdings, L.P.  The common stock was issued in a transaction that was not registered under the Act, in reliance on Section 4(a)(2) of the Act.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

3.1	Articles of Incorporation, as amended, of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K filed March 3, 2014).

3.2	Bylaws of the Company, as amended through August 5, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed August 6, 2010).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Parkway Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations and comprehensive income, (iii) consolidated statement of changes in equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.**

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 12, 2014
  PARKWAY PROPERTIES, INC.

  BY: /s/ Scott E. Francis

Scott E. Francis
  Senior Vice President and
  Chief Accounting Officer