Form 10-Q
period 2014-06-30
PARKWAY PROPERTIES INC
filed 2014-08-07
CIK 729237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended June 30, 2014
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

There were 99,461,821 shares of Common Stock, $.001 par value, and 4,213,104 shares of Limited Voting Stock, $.001 par value, outstanding at August 4, 2014.

PARKWAY PROPERTIES, INC.
FORM 10-Q
TABLE OF CONTENTS
FOR THE QUARTER ENDED JUNE 30, 2014

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q that are not in the present or past tense or discuss the Company's expectations (including the use of the words anticipate, believe, expect, intend, project, should, or similar expressions) are forward-looking statements within the meaning of the federal securities laws and as such are based upon the Company's current belief as to the outcome and timing of future events.  Examples of forward-looking statements include projected capital resources, projected profitability and portfolio performance, estimates of market rental rates, projected capital improvements, expected sources of financing, expectations as to the timing of closing of acquisitions, dispositions or other transactions, the expected operating performance of anticipated near-term acquisitions and descriptions relating to these expectations, including without limitation, the anticipated net operating income yield.  Forward-looking statements involve risks and uncertainties (some of which are beyond our control) and are subject to change based upon various factors, including but not limited to, the following risks and uncertainties: changes in the real estate industry and in performance of the financial markets; the actual or perceived impact of U.S. monetary policy; competition in the leasing market; the demand for and market acceptance of our properties for rental purposes; oversupply of office and parking properties in our geographic markets; the amount and growth of our expenses; customer financial difficulties and general economic conditions, including increasing interest rates, as well as economic conditions in our geographic markets;  defaults or non-renewal of leases; risks associated with joint venture partners; risks associated with the ownership and development of real property, including risks related to natural disasters; risks associated with property acquisitions; the failure to acquire or sell properties as and when anticipated; termination or non-renewal of property management contracts; the bankruptcy or insolvency of companies for which we provide property management services or the sale of these properties; the outcome of claims and litigation involving or affecting us; the ability to satisfy conditions necessary to close pending transactions and the ability to successfully integrate businesses; compliance with environmental and other regulations, including real estate and zoning laws; our inability to obtain financing; our inability to use net operating loss carryforwards; our failure to maintain our status as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the "Code"); and other risks and uncertainties detailed from time to time in our SEC filings. A discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as well as risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q and identified in other documents filed by us with the SEC. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, our business, financial condition, liquidity, cash flows and financial results could differ materially from those expressed in any forward-looking statement. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict the occurrence of those matters or the manner in which they may affect us. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes.

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2014	2013
Assets
Real estate related investments:
Office and parking properties	$2,787,048	$2,548,036
Accumulated depreciation	(278,725)	(231,241)
	2,508,323	2,316,795

Condominium units	16,428	19,900
Mortgage loan receivable	3,459	3,502
Investment in unconsolidated joint ventures	131,443	151,162
	2,659,653	2,491,359
Cash and cash equivalents	82,793	58,678
Receivables and other assets	222,029	178,684
Intangible assets, net	157,222	166,756
Assets held for sale	—	16,260
Management contract intangible, net	9,824	13,764
Total assets	$3,131,521	$2,925,501

Liabilities
Notes payable to banks	$377,000	$303,000
Mortgage notes payable	1,111,386	1,097,493
Accounts payable and other liabilities	178,485	188,921
Liabilities related to assets held for sale	—	566
Total liabilities	1,666,871	1,589,980

Equity
Parkway Properties, Inc. stockholders' equity:
Common stock, $.001 par value, 215,500,000 shares authorized and 99,269,311 and 87,222,221 shares issued and outstanding in 2014 and 2013, respectively	99	87
Limited voting stock, $.001 par value, 4,500,000 authorized and 4,213,104 shares issued and outstanding	4	4
Additional paid-in capital	1,631,215	1,428,026
Accumulated other comprehensive loss	(6,404)	(2,179)
Accumulated deficit	(445,836)	(409,338)
Total Parkway Properties, Inc. stockholders' equity	1,179,078	1,016,600
Noncontrolling interests	285,572	318,921
Total equity	1,464,650	1,335,521
Total liabilities and equity	$3,131,521	$2,925,501

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Income from office and parking properties	$102,208	$68,143	$197,504	$131,956
Management company income	5,446	4,480	11,429	8,832
Sale of condominium units	2,805	—	5,639	—
Total revenues	110,459	72,623	214,572	140,788
Expenses
Property operating expense	40,487	27,424	77,641	52,112
Management company and other expenses	7,356	4,591	12,006	8,981
Cost of sales - condominium units	2,319	—	4,338	—
Depreciation and amortization	44,981	29,831	85,261	57,776
General and administrative	7,757	4,690	17,169	8,905
Acquisition costs	489	511	1,134	1,646
Total expenses	103,389	67,047	197,549	129,420
Operating income	7,070	5,576	17,023	11,368
Other income and expenses
Interest and other income	463	82	832	185
Equity in earnings (losses) of unconsolidated joint ventures	(557)	79	(1,035)	79
Gain on sale of in-substance real estate	—	—	6,289	—
Interest expense	(17,132)	(11,162)	(32,377)	(21,491)
Loss before income taxes	(10,156)	(5,425)	(9,268)	(9,859)
Income tax benefit (expense)	(257)	384	(599)	891
Loss from continuing operations	(10,413)	(5,041)	(9,867)	(8,968)
Discontinued operations:
Loss from discontinued operations	(50)	(3,628)	(93)	(2,668)
Gain on sale of real estate from discontinued operations	—	—	10,463	542
Total discontinued operations	(50)	(3,628)	10,370	(2,126)
Net income (loss)	(10,463)	(8,669)	503	(11,094)
Net loss attributable to noncontrolling interests – unit holders	571	—	7	2
Net loss attributable to noncontrolling interest – real estate partnerships	47	1,049	490	2,304
Net income (loss) for Parkway Properties, Inc.	(9,845)	(7,620)	1,000	(8,788)
Dividends on preferred stock	—	(722)	—	(3,433)
Dividends on preferred stock redemption	—	(6,604)	—	(6,604)
Net income (loss) attributable to common stockholders	$(9,845)	$(14,946)	$1,000	$(18,825)

Net income (loss)	$(10,463)	$(8,669)	$503	$(11,094)
Change in fair value of interest rate swaps	(4,030)	8,093	(4,151)	9,339
Comprehensive loss	(14,493)	(576)	(3,648)	(1,755)
Comprehensive (income) loss attributable to noncontrolling interests	228	(1,579)	423	(3,422)
Comprehensive loss attributable to common stockholders	$(14,265)	$(2,155)	$(3,225)	$(5,177)

Net income (loss) per common share attributable to Parkway Properties, Inc.:
Basic:
Loss from continuing operations attributable to Parkway Properties, Inc.	$(0.10)	$(0.17)	$(0.09)	$(0.26)
Discontinued operations	—	(0.05)	0.10	(0.04)
Basic net income (loss) attributable to Parkway Properties, Inc.	$(0.10)	$(0.22)	$0.01	$(0.30)
Diluted:
Loss from continuing operations attributable to Parkway Properties, Inc.	$(0.10)	$(0.17)	$(0.09)	$(0.26)
Discontinued operations	—	(0.05)	0.10	(0.04)
Diluted net income (loss) attributable to Parkway Properties, Inc.	$(0.10)	$(0.22)	$0.01	$(0.30)
Weighted average shares outstanding:
Basic	99,092	68,526	98,219	62,720
Diluted	99,092	68,526	103,619	62,720
Amounts attributable to Parkway Properties, Inc. common stockholders:
Loss from continuing operations attributable to Parkway Properties, Inc.	$(9,798)	$(11,292)	$(8,854)	$(16,432)
Discontinued operations	(47)	(3,654)	9,854	(2,393)
Net income (loss) attributable to common stockholders	$(9,845)	$(14,946)	$1,000	$(18,825)

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share and per share data)
(Unaudited)

	Parkway Properties, Inc. Stockholders Equity
	Common Stock	Limited Voting Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$87	$4	$1,428,026	$(2,179)	$(409,338)	$318,921	$1,335,521
Net income (loss)	—	—	—	—	1,000	(497)	503
Change in fair value of interest rate swaps	—	—	—	(4,225)	—	74	(4,151)
Common dividends declared-$0.375 per share	—	—	—	—	(37,498)	(1,951)	(39,449)
Share-based compensation	—	—	4,735	—	—	—	4,735
Issuance of 16,481 shares to Directors	—	—	309	—	—	—	309
Issuance of 11,996,800 shares of common stock, net of offering costs	12	—	208,417	—	—	—	208,429
Issuance of 12,878 shares pursuant to TPG Management Services Agreement	—	—	250	—	—	—	250
Issuance of 85,649 operating partnership units	—	—	—	—	—	1,546	1,546
Exercise of Madison International Realty's put option related to merger with Thomas Properties Group, Inc.	—	—	(10,522)	—	—	(31,017)	(41,539)
Contribution of capital by noncontrolling interests	—	—	—	—	—	459	459
Purchase of noncontrolling interest's share of office and parking properties owned by Parkway Properties Office Fund II, L.P.	—	—	—	—	—	(1,963)	(1,963)
Balance at June 30, 2014	$99	$4	$1,631,215	$(6,404)	$(445,836)	$285,572	$1,464,650

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Operating activities
Net income (loss)	$503	$(11,094)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	85,261	57,776
Depreciation and amortization – discontinued operations	116	3,321
Amortization of above (below) market leases	(5,074)	1,553
Amortization of above (below) market leases – discontinued operations	—	19
Amortization of financing costs	1,740	1,135
Amortization of financing costs - discontinued operations	—	10
Amortization of debt premium, net	(2,678)	—
Non-cash adjustment for interest rate swaps	121	(630)
Share-based compensation expense	5,294	1,321
Deferred income tax benefit	—	(1,135)
Gain on sale of real estate investments	(10,463)	(542)
Gain on sale of in-substance real estate	(6,289)	—
Non-cash impairment loss on real estate-discontinued operations	—	4,600
Equity in (earnings) losses of unconsolidated joint ventures	1,035	(79)
Change in deferred leasing costs	3,783	(3,991)
Changes in operating assets and liabilities:
Change in condominium units	3,472	—
Change in receivables and other assets	(33,963)	(22,059)
Change in accounts payable and other liabilities	(24,257)	9,511
Net cash provided by operating activities	18,601	39,716
Investing activities
Proceeds from mortgage loan receivable	43	—
Investment in unconsolidated joint ventures	(3,536)	—
Distributions from unconsolidated joint ventures	3,333	—
Investment in real estate	(175,611)	(225,754)
Proceeds from sale of in-substance real estate	24,923	—
Proceeds from sale of real estate	26,157	2,966
Real estate development	(1,544)	—
Improvements to real estate	(25,055)	(15,819)
Net cash used in investing activities	(151,290)	(238,607)
Financing activities
Principal payments on mortgage notes payable	(39,396)	(59,800)
Proceeds from mortgage notes payable	—	178,000
Proceeds from bank borrowings	158,468	309,804
Payments on bank borrowings	(84,468)	(258,804)
Debt financing costs	(4,046)	(2,495)
Purchase of Company stock	—	(35)
Dividends paid on common stock	(37,189)	(18,660)
Dividends paid on common units of operating partnership	(1,951)	—
Dividends paid on preferred stock	—	(3,433)
Acquisition of noncontrolling interests	(43,502)	—
Contributions from noncontrolling interest partners	459	—
Distributions to noncontrolling interest partners	—	(70,703)
Redemption of preferred stock	—	(135,532)
Proceeds from stock offerings, net of offering costs	208,429	208,934
Net cash provided by financing activities	156,804	147,276
Change in cash and cash equivalents	24,115	(51,615)
Cash and cash equivalents at beginning of period	58,678	81,856
Cash and cash equivalents at end of period	$82,793	$30,241

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

Supplemental Cash Flow Information and Schedule of Non-Cash Investing and Financing Activity

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Supplemental cash flow information:
Cash paid for interest	$33,456	$19,939
Cash paid for income taxes	709	76
Supplemental schedule of non-cash investing and financing activity:
Assumption of debt from acquisition of One Orlando Center	55,967	—
Stock options, profits interest units, restricted share units, restricted shares and deferred incentive share units forfeited	—	(287)
Issuance of operating partnership units	1,546	—

Parkway Properties, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2014

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of Parkway Properties, Inc. (the "Company"), its wholly owned subsidiaries and joint ventures in which the Company has a controlling interest.  The other partners' equity interests in the consolidated joint ventures are reflected as noncontrolling interests in the consolidated financial statements.  All significant intercompany transactions and accounts have been eliminated in the accompanying financial statements.

The Company also consolidates certain joint ventures where it exercises significant control over major operating and management decisions, or where the Company is the sole general partner and the limited partners do not possess kick-out rights or other substantive participating rights.  The equity method of accounting is used for those joint ventures that do not meet the criteria for consolidation and where the Company does not control these joint ventures. The cost method of accounting is used for investments in which the Company does not have significant influence and that are reviewed for impairment when indicators of impairment exist.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  All such adjustments are of a normal recurring nature.  The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. The financial statements should be read in conjunction with the 2013 annual report on Form 10-K and the audited financial statements included therein and the notes thereto.

The balance sheet at December 31, 2013 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by United States GAAP for complete financial statements.

Capitalization of Costs

Costs related to planning, developing, leasing and constructing a property, including costs of development personnel working directly on projects under development, are capitalized. In addition, the Company capitalizes interest to qualifying assets under development based on average accumulated expenditures outstanding during the period. In capitalizing interest to qualifying assets, the Company first uses the interest incurred on specific project debt, if any, and next uses the Company's weighted average interest rate for non-project specific debt.

Restructuring Charges

Restructuring charges relate primarily to one-time termination benefits. The Company recognizes these severance and other charges when the requirements of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 420, "Exit or Disposal Cost Obligations," have been met regarding a plan of termination and when communication has been made to employees.

Fair Value Measurements
Level 1 fair value inputs are quoted prices for identical assets or liabilities in active, liquid and visible markets such as stock exchanges. Level 2 fair value inputs are observable information for similar assets or liabilities in active or inactive markets, and appropriately consider counterparty creditworthiness in the valuations. Level 3 fair value inputs reflect the Company's best estimate of inputs and assumptions market participants would use in pricing an asset or liability at the measurement date. These inputs are unobservable in the market and significant to the valuation estimate.

Reclassifications

Certain reclassifications have been made in the 2013 consolidated financial statements to conform to the 2014 classifications with no impact on previously reported net income or equity.

Recent Accounting Pronouncements

Effective January 1, 2014, the Company adopted the new guidance issued by FASB Accounting Standards Update ("ASU") No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This update amends the criteria for reporting discontinued operations to, among other things, raise the threshold for disposals to qualify as discontinued operations, and only disposals that represent a strategic shift in operations that is material will be presented as discontinued operations. This update is effective for interim and annual reporting periods, beginning after December 15, 2014, with early adoption permitted. The Company expects to present 2014 property sales, to the extent they do not represent a strategic shift in operations, in the continuing operations section of the consolidated statements of operations and comprehensive loss with the exception of those properties previously included as held for sale at December 31, 2013. The Company's 2014 sales of the Woodbranch Building and Mesa Corporate Center are included in discontinued operations for the three and six months ended June 30, 2014 as these properties were previously classified as held for sale at December 31, 2013.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This update was initiated in a joint project between the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosure requirements; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This update is effective for interim and annual reporting periods, beginning after December 15, 2016, and early application is not permitted. The standard allows for either "full retrospective" adoption, meaning the standard is applied to all of the periods presented, or "modified retrospective" adoption, meaning the standard is applied only to the most recent period presented in the financial statements. The Company is currently assessing this guidance for future implementation.

Note 2 – Investment in Office and Parking Properties

Included in investment in office and parking properties at June 30, 2014 are 44 office and parking properties located in eight states. These office and parking properties include two buildings acquired through the December 2013 merger transactions (the "Mergers") with Thomas Properties Group, Inc. ("TPGI").

On January 30, 2014, the Company completed the acquisition of the JTB Center, a complex of three office buildings located in the Deerwood submarket of Jacksonville, Florida, for a gross purchase price of $33.3 million. The JTB Center was unencumbered by secured indebtedness and financed through available cash.

On April 10, 2014, the Company completed the acquisition of Courvoisier Centre, a complex of two office buildings located in the Brickell submarket of Miami, Florida, for a gross purchase price of $145.8 million. The acquisition was financed through available cash and borrowings under the Company's new term loans.

On April 14, 2014, the Company commenced construction of Hayden Ferry Lakeside III, a planned office development in the Tempe submarket of Phoenix, Arizona. The Company's operating partnership, Parkway Properties LP (the "operating partnership"), entered into an amendment to the partnership agreement of Parkway Properties Office Fund II L.P. ("Fund II") to, among other things, authorize the Hayden Ferry Lakeside III development and authorize the general partner of Fund II to transfer an interest in the ownership of Hayden Ferry Lakeside III, a subsidiary of Fund II, to the operating partnership. The Company now owns a 70% indirect interest in Hayden Ferry Lakeside III. Costs related to planning, developing, leasing and constructing the property, including costs of development personnel working directly on projects under development, are capitalized. For the six months ended June 30, 2014, development costs incurred totaled $4.7 million.

On April 14, 2014, the Company completed the acquisition of One Orlando Center, an office building located in the central business district of Orlando, Florida, for a gross purchase price of $55.1 million. The Company made an $8.0 million equity investment that will be held in lender reserve accounts to fund the leasing and repositioning of the asset. As part of the purchase price, the Company paid $1.1 million to acquire its 100% interest in the borrower and simultaneously with the equity investment, the existing $68.3 million first mortgage note secured by the property was restructured into a new $54.0 million first mortgage and a $15.3 million subordinated note.

The allocation of purchase price related to tangible and intangible assets and liabilities based on Level 2 and Level 3 inputs for the JTB Center, Courvoisier Centre (1) and One Orlando Center is as follows (in thousands):

Amount
Land	$63,611
Office and parking properties	133,508
Tenant improvements	15,030
Lease commissions	5,515
Lease in place value	12,923
Above market leases	3,365
Below market leases	(3,130)
Mortgage debt premium (2)	(1,967)

(1) The purchase price of Courvoisier Center was reduced by $5.3 million of credits from the seller.
(2) Mortgage debt assumed with the purchase of One Orlando Center was $54.0 million. The fair value of the mortgage assumed was $56.0 million.

The allocation of the purchase price was based on preliminary estimates and is subject to change within the measurement period as valuations are finalized.

The unaudited pro forma effect on the Company's results of operations for the purchase of the JTB Center, Courvoisier Centre and One Orlando Center as if the purchase had occurred on January 1, 2013 is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$109,534	$106,248	$218,373	$211,822
Net income (loss) attributable to common stockholders	$(9,845)	$(9,549)	$451	$437
Basic net income (loss) attributable to common stockholders per share	$(0.10)	$(0.14)	$—	$0.01
Diluted net income (loss) attributable to common stockholders per share	$(0.10)	$(0.14)	$—	$0.01

For details regarding dispositions during the six months ended June 30, 2014, please see Note 11 – Discontinued Operations.

Note 3 – Mortgage Loan Receivable

On June 3, 2013, the Company issued a first mortgage loan to an affiliate of US Airways, which is secured by an office building in Phoenix, Arizona, known as the US Airways Building. The $3.5 million mortgage loan has a fixed interest rate of 3.0% and matures on December 31, 2016.

Note 4 – Investment in Unconsolidated Joint Ventures

In addition to the 44 office and parking properties included in the consolidated financial statements, the Company has also invested in three unconsolidated joint ventures that own seven office and parking properties as of June 30, 2014. The three investments in unconsolidated joint ventures are accounted for under the equity method of accounting.

Information relating to the unconsolidated joint ventures is summarized below (in thousands):

Joint Venture Entity	Location	Parkway's Ownership%	Number of Properties	Investment Balance at June 30, 2014	Investment Balance at December 31, 2013
PKY/CalSTRS Austin, LLC ("Austin Joint Venture")	Austin, TX	40.00%	5	$75,813	$93,171
US Airways Building Tenancy in Common ("US Airways Building")	Phoenix, AZ	74.58%	1	40,371	42,501
7000 Central Park JV LLC ("7000 Central Park")	Atlanta, GA	40.00%	1	15,259	15,490
			7	$131,443	$151,162

The following table summarizes the combined balance sheet of the unconsolidated joint ventures at June 30, 2014 (in thousands):

	US Airways Building	7000 Central Park	Austin Joint Venture	Total
Cash	$148	$1,468	$10,497	$12,113
Restricted cash	—	170	515	685
Real estate, net	48,404	49,060	715,496	812,960
Intangible assets, net	5,350	5,888	53,795	65,033
Other assets	597	1,133	17,415	19,145
Total assets	$54,499	$57,719	$797,718	$909,936

Mortgage debt	$13,609	$30,000	$627,744	$671,353
Other liabilities	371	2,402	43,626	46,399
Partners' equity	40,519	25,317	126,348	192,184
Total liabilities and partners' equity	$54,499	$57,719	$797,718	$909,936

The following table summarizes the combined balance sheet of the unconsolidated joint ventures at June 30, 2013 (in thousands):

	US Airways Building	7000 Central Park	Austin Joint Venture	Total
Cash	$—	$—	$—	$—
Restricted cash	—	—	—	—
Real estate, net	49,945	—	—	49,945
Intangible assets, net	5,878	—	—	5,878
Other assets	547	—	—	547
Total assets	$56,370	$—	$—	$56,370

Mortgage debt	$13,945	$—	$—	$13,945
Other liabilities	247	—	—	247
Partners' equity	42,178	—	—	42,178
Total liabilities and partners' equity	$56,370	$—	$—	$56,370

The following table summarizes the combined statement of operations of the unconsolidated joint ventures for the three months ended June 30, 2014 (in thousands):

	US Airways Building	7000 Central Park	Austin Joint Venture	Total
Revenues	$1,126	$1,921	$24,435	$27,482
Operating expenses	—	1,023	9,807	10,830
Depreciation and amortization	522	1,181	9,214	10,917
Operating income (loss)	604	(283)	5,414	5,735
Interest expense	103	148	9,579	9,830
Loan cost amortization	—	57	(161)	(104)
Other expenses	—	—	1	1
Net income (loss)	$501	$(488)	$(4,005)	$(3,992)

The following table summarizes the combined statement of operations of the unconsolidated joint ventures for the six months ended June 30, 2014 (in thousands):

	US Airways Building	7000 Central Park	Austin Joint Venture	Total
Revenues	$2,252	$3,769	$48,578	$54,599
Operating expenses	—	1,873	19,664	21,537
Depreciation and amortization	1,044	2,293	19,164	22,501
Operating income (loss)	1,208	(397)	9,750	10,561
Interest expense	207	63	19,064	19,334
Loan cost amortization	—	106	(322)	(216)
Other expenses	—	—	1	1
Net income (loss)	$1,001	$(566)	$(8,993)	$(8,558)

The following table summarizes the combined statement of operations of the unconsolidated joint ventures for the three and six months ended June 30, 2013 (in thousands):

	US Airways Building	7000 Central Park	Austin Joint Venture	Total
Revenues	$299	$—	$—	$299
Operating expenses	—	—	—	—
Depreciation and amortization	193	—	—	193
Operating income	106	—	—	106
Interest expense	—	—	—	—
Loan cost amortization	—	—	—	—
Other expenses	—	—	—	—
Net income	$106	$—	$—	$106

With respect to the Austin Joint Venture, the Company's share of Partner's equity is $50.5 million and the Company's share of Partner's excess investment is $25.3 million at June 30, 2014. "Excess investment" represents the unamortized difference of the Company's investment over the Company's share of the equity in the underlying net assets of the joint venture acquired and is allocated on a fair value basis primarily to investment property, lease related intangibles and debt premiums. The Company amortizes excess investment over the life of the related depreciable components of investment property, typically no greater than 40 years, the terms of the applicable leases and the applicable debt maturity, respectively. The amortization is included in the reported income from unconsolidated joint ventures.

Note 5 – Management Contract Intangible, net

During the second quarter of 2011, as part of the Company's combination with Eola Capital LLC ("Eola"), the Company purchased the management contracts associated with Eola's property management business. During the three and six months ended June 30, 2014, the Company recorded amortization expense of $1.8 million and $3.6 million, respectively, on the management contracts.  At June 30, 2014, the carrying value of this management contract intangible asset, net of accumulated amortization, totaled $8.3 million.

The Company assumed a management contract intangible in connection with the Mergers. At December 19, 2013, the date of the Mergers, the contract was valued by an independent appraiser at $1.9 million using Level 3 inputs. During the three and six months ended June 30, 2014, the Company recorded amortization expense of $189,000 and $378,000, respectively, on this management contract intangible. At June 30, 2014, the carrying value of this management contract intangible asset, net of accumulated amortization, totaled $1.5 million.

Note 6 – Capital and Financing Transactions

Notes Payable to Banks

At June 30, 2014, the Company had $377.0 million outstanding under its unsecured revolving credit facilities and term loans. The Company was in compliance with all loan covenants under its unsecured revolving credit facilities and term loans as of June 30, 2014. The following table summarizes the Company's notes payable to banks:

Credit Facilities and Term Loans	Interest Rate		Initial Maturity	Outstanding Balance
				(in thousands)
$10.0 Million Unsecured Working Capital Credit Facility	1.60%		03/30/2018	$—
$250.0 Million Unsecured Revolving Credit Facility	1.60%		03/30/2018	27,000
$250.0 Million Five-Year Term Loan	2.51%		03/29/2019	250,000
$100.0 Million Seven-Year Term Loan	4.31%		03/31/2021	100,000
	2.91%	(1)		$377,000

(1)	Represents a weighted average interest rate.

Effective April 1, 2014, the Company entered into an Amended, Restated and Consolidated Credit Agreement (the "Amended Agreement") which provides for a $250.0 million unsecured revolving credit facility, a $250.0 million five-year unsecured term loan, and a $100.0 million seven-year unsecured term loan. The Amended Agreement amended, restated and consolidated the agreements governing the Company's prior $215.0 million revolving credit facility, $125.0 million term loan, and $120.0 million term loan. The maturity date of the revolving credit facility was extended to March 30, 2018, with an additional one-year extension option, and the $250.0 million five-year term loan and $100.0 million seven-year term loan have maturity dates of March 29, 2019 and March 31, 2021, respectively. The unsecured revolving credit facility bears interest at LIBOR plus an applicable margin which ranges from 1.40% to 2.00% based on the Company's overall leverage, and is currently 1.40% resulting in an all-in rate of 1.60%. The $250.0 million five-year term loan bears interest at LIBOR plus an applicable margin which ranges from 1.35% to 1.90% based on the Company's overall leverage, and is currently 1.35% resulting in a weighted average all-in rate of 2.51%, after giving effect to the floating-fixed-rate interest rate swaps. The $100.0 million seven-year term loan bears interest at LIBOR plus an applicable margin which ranges from 1.75% to 2.30% based on the Company's overall leverage, and is currently 1.75%, resulting in an all-in rate of 4.31%, after accounting for the floating-fixed-rate interest rate swap. For a discussion of interest rate swaps entered into in connection with the Company's term loans and unsecured revolving credit facility, see – "Interest Rate Swaps."

The $100.0 million seven-year term loan tranche had a delayed-draw feature which allowed the Company to draw all or a portion of the $100.0 million commitment in not more than two draws over a 12-month period. The Company drew the full amount on April 8, 2014 and simultaneously repaid in full the first mortgage debt secured by the Bank of America Center in Orlando, Florida, which had an outstanding balance of $33.9 million. The Company recognized a loss on extinguishment of debt of $339,000 on the repayment of the Bank of America Center mortgage. Additionally, the Company amended its $10.0 million unsecured working capital credit facility under terms and conditions similar to the Amended Agreement.

Mortgage Notes Payable

Mortgage notes payable at June 30, 2014 totaled $1.1 billion, including unamortized premium on debt acquired of $15.2 million, with an effective interest rate of 4.67%.

On April 14, 2014, the Company purchased One Orlando Center in Orlando, Florida, and simultaneously restructured the existing first mortgage loan secured by the property. The existing $68.3 million first mortgage note was restructured into a new $54.0 million first mortgage note and a $15.3 million subordinated note. Upon the sale or recapitalization of the property, proceeds are to be distributed first to the lender up to the amount of outstanding principal of the first mortgage note; second, to the Company up to its equity investment; third, to the Company until it receives a 12% annual return on its equity investment; fourth, 60% to the Company and 40% to the lender until the subordinated note is repaid in full; and fifth, to the Company at 100%. At the acquisition date, and as of June 30, 2014, the fair value of the subordinated note was zero.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During 2014, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. See Note 7 – Fair Values of Financial Instruments, for the fair value of the Company's derivative financial instruments as well as their classification on the Company's consolidated balance sheets as of June 30, 2014 and December 31, 2013.

Effective June 12, 2013, the Company entered into a floating-to-fixed interest rate swap related to one-month LIBOR with a value of $120.0 million, locking LIBOR at 1.6% through June 11, 2018. On April 1, 2014, the Company dedesignated two of its existing floating-to-fixed interest rate swaps totaling $125.0 million that were previously associated with the $125.0 million five-year term loan and redesignated the swaps as a cash flow hedge of the risk of changes in cash flows attributable to changes in the benchmark interest rate for one-month LIBOR related to indexed interest payments made each month, irrespective of the specific debt agreement from which they may flow. The two swaps had an asset value of approximately $1.7 million held in other comprehensive loss, which was cleared as a result of the redesignation. The two swaps totaling $125.0 million lock LIBOR at 0.7% through September 27, 2017. Additionally, on the same date, the Company entered into a new $5.0 million floating-to-fixed interest rate swap attributable to one-month LIBOR indexed interest payments made each month. The new $5.0 million swap has a fixed rate of 1.7%, an effective date of April 1, 2014 and matures on April 1, 2019.

The Company also terminated the $33.9 million swap designated to the Bank of America Center first mortgage. The net impact of the changes made to the existing swaps during the quarter resulted in a one-time increase in interest expense of approximately $121,000.

On April 1, 2014, the Company entered into a new $100.0 million floating-to-fixed interest rate swap attributable to one-month LIBOR indexed interest payments made each month. The $100.0 million swap has a fixed rate of 2.6%, an effective date of April 1, 2014 and a maturity date of March 31, 2021. The Company entered into this interest rate swap in connection with its $100.0 million seven-year term loan that bears interest at LIBOR plus the applicable margin which ranges from 1.75% to 2.30% based on the Company's overall leverage. The current spread associated with the loan is 1.75% resulting in an all-in rate of 4.31%.

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

Tabular Disclosure of the Effect of Derivative Instruments on the Combined Statements of Operations and Comprehensive Loss

The table below presents the effect of the Company's derivative financial instruments on the Company's consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013 (in thousands):

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Amount of gain (loss) recognized in other comprehensive loss on derivatives	$(6,235)	$5,992	$(7,874)	$6,481
Amount of loss reclassified from accumulated other comprehensive loss into interest expense	(2,077)	(1,533)	(3,530)	(2,810)
Amount of loss recognized in income on derivatives (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	(197)	(386)	(197)	(386)

Credit Risk-Related Contingent Features

The Company has entered into agreements with each of its derivative counterparties that provide that if the Company defaults or is capable of being declared in default on any of its indebtedness, the Company could also be declared in default on its derivative obligations.

As of June 30, 2014, the fair value of derivatives in a liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $11.6 million. As of June 30, 2014, the Company has not posted any collateral related to these agreements and was not in default under any of its derivative obligations. If the Company had been in default under any of its derivative obligations, it could have been required to settle its obligations under the agreements with its derivative counterparties at their aggregate termination value of $10.5 million at June 30, 2014.

Note 7 – Fair Values of Financial Instruments

FASB ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"), defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also provides guidance for using fair value to measure financial assets and liabilities. ASC 820 requires disclosure of the level within the fair value hierarchy in which the fair value measurements fall, including measurements using quoted prices for identical assets or liabilities in active, liquid and visible markets (Level 1), observable information for similar assets or liabilities in active or inactive markets and appropriately consider counterparty creditworthiness in the valuations (Level 2), and significant valuation assumptions market participants would use in pricing an asset or liability which are unobservable in the market (Level 3).  A summary of the carrying amount and fair value of the Company's financial assets and liabilities as of June 30, 2014 and December 31, 2013 is as follows (in thousands):

	As of June 30, 2014		As of December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$82,793	$82,793	$58,678	$58,678
Mortgage loan receivable	3,459	3,459	3,502	3,502
Interest rate swap agreements	1,043	1,043	2,021	2,021
Financial Liabilities:
Mortgage notes payable	$1,111,386	$1,093,863	$1,097,493	$1,062,648
Notes payable to banks	377,000	377,645	303,000	302,393
Interest rate swap agreements	11,560	11,560	8,429	8,429

The methods and assumptions used to estimate fair value for each class of financial asset or liability are discussed below:

Cash and cash equivalents:  The carrying amounts for cash and cash equivalents approximate fair value.

Mortgage loan receivable: The carrying amount for mortgage loan receivable approximates fair value.

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

Interest rate swap agreements:  The fair value of the interest rate swaps, measured on a recurring basis, is determined by estimating the expected cash flows over the life of the swap using the mid-market rate and price environment as of the last trading day of the reporting period. This information is considered a Level 2 input as defined by ASC 820.

Note 8 – Net Income (Loss) Per Common Share

Basic earnings per share ("EPS") are computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. In arriving at net income (loss) attributable to common stockholders, preferred stock dividends, if any, are deducted.  Diluted EPS reflects the potential dilution that could occur if share equivalents such as employee stock options, restricted shares, restricted share units ("RSUs"), deferred incentive share units and profits interest units ("LTIPs") were exercised or converted into common stock that then shared in the earnings of the Company.

The computation of diluted EPS is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Basic and diluted net income (loss) attributable to common stockholders	$(9,845)	$(14,946)	$1,000	$(18,825)
Basic weighted average shares	$99,092	$68,526	$98,219	$62,720
Dilutive weighted average shares	99,092	68,526	103,619	62,720
Diluted net income (loss) per share attributable to Parkway Properties, Inc.	$(0.10)	$(0.22)	$0.01	$(0.30)

The computation of diluted EPS for the six months ended June 30, 2014, includes the effect of employee stock options, deferred incentive share units, RSUs, restricted shares and LTIPs. The computation of diluted EPS for the three months ended June 30, 2014, and three and six months ended June 30, 2013, does not include the effect of employee stock options, deferred incentive share units, restricted share units, restricted shares and LTIPs as their inclusion would have been anti-dilutive. Terms and conditions of these awards are described in Note 13 – Share-Based and Long-Term Compensation Plans.

Note 9 – Common Stock

On January 10, 2014, the Company completed an underwritten public offering of 10,500,000 shares of its common stock at the public offering price of $18.15. On February 11, 2014, the Company sold an additional 1,325,000 shares of its common stock at the public offering price of $18.15 pursuant to the exercise of the underwriters’ option to purchase additional shares. The net proceeds from the offering, including shares sold pursuant to the underwriters’ option to purchase additional shares, after deducting the underwriting discount and offering expenses payable by the Company, were approximately $205.2 million, which the Company used to fund acquisitions, to repay amounts outstanding from time to time under its senior unsecured revolving credit facility and for general corporate purposes.

On May 28, 2014, the Company entered into an ATM Equity OfferingSM Sales Agreement (the "Sales Agreement") with various agents whereby it may sell, from time to time, shares of its common stock, par value $.001 per share, having aggregate gross sales proceeds of up to $150.0 million through an "at-the-market" equity offering program. Sales may be made to the agents in their capacity as sales agents or as principals. The Company intends to use the net proceeds for general corporate purposes, which may include repaying temporarily amounts outstanding from time to time under its unsecured revolving credit facility, for working capital and capital expenditures, and to fund potential acquisitions or development of office and parking properties. The Company is required to pay each agent a commission that will not exceed, but may be lower than, 2.0% of the gross sales price of the shares sold through such agent.

During the three months ended June 30, 2014, the Company sold 171,800 shares of common stock under the program for net offering proceeds of approximately $3.5 million after deducting commissions of $53,000. The Company used the net proceeds for general corporate purposes, including repaying amounts outstanding under its unsecured revolving credit facility, and to fund acquisitions and development of office and parking properties.

Note 10 – Noncontrolling Interests

The Company has a controlling financial interest in two joint ventures that are included in its consolidated financial statements: Fund II and the Murano condominium project.

Fund II

The following represents the detailed information on the Fund II assets as of June 30, 2014:

Joint Venture Entity and Property Name	Location	Parkway's Ownership %
Fund II
Hayden Ferry Lakeside I	Phoenix, AZ	30.0%
Hayden Ferry Lakeside II	Phoenix, AZ	30.0%
Hayden Ferry Lakeside III	Phoenix, AZ	70.0%
Hayden Ferry Lakeside IV and V	Phoenix, AZ	30.0%
245 Riverside	Jacksonville, FL	30.0%
3344 Peachtree	Atlanta, GA	33.0%
Two Ravinia	Atlanta, GA	30.0%
Two Liberty Place	Philadelphia, PA	19.0%

Fund II, a $750.0 million discretionary fund, was formed on May 14, 2008 and was fully invested at February 10, 2012. Fund II was structured with Teacher Retirement System of Texas ("TRST") as a 70% investor and the Company as a 30% investor in the fund, with an original target capital structure of approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt. In August 2012, Fund II increased its investment capacity by $20.0 million to purchase Hayden Ferry Lakeside III, IV and V, a parking garage, an office property and a vacant parcel of development land, all adjacent to Hayden Ferry Lakeside I and Hayden Ferry Lakeside II in Phoenix, Arizona. In August 2013, Fund II expanded its investment guidelines solely for the purpose of authorizing the purchase of a parcel of land available for development in Tempe, Arizona. In April 2014, Fund II authorized the development of Hayden Ferry Lakeside III, as well as the transfer of an interest in the owner of Hayden Ferry Lakeside III, a subsidiary of Fund II, to the operating partnership, such that the Company owns a 70% indirect interest in Hayden Ferry Lakeside III.

The Company serves as the general partner of Fund II and provides asset management, property management, leasing and construction management services to the fund, for which it is paid fees.  Cash is distributed by Fund II pro rata to each partner until a 9% annual cumulative preferred return is received and invested capital is returned.  Thereafter, 56% will be distributed to TRST and 44% to the Company.  The term of Fund II is seven years from the date the fund was fully invested, or until February 2019, with provisions to extend the term for two additional one-year periods at the Company's discretion.

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

Other Noncontrolling Interests

Noncontrolling interest also includes (a) 900,000 issued and outstanding common units in the operating partnership that were issued in connection with the December 2013 acquisition of Lincoln Place, an office building located in the South Beach submarket in Miami, Florida, and (b) approximately 4.3 million outstanding common units in the operating partnership that were issued in exchange for outstanding limited partnership interests in Thomas Properties Group, L.P. in connection with the Mergers.

Noncontrolling interests - real estate partnerships represents the other partner's proportionate share of equity in the partnership discussed above at June 30, 2014. Income is allocated to noncontrolling interest based on the weighted average percentage ownership during the year.

Note 11 – Discontinued Operations

All current and prior period income from the following office property dispositions and properties held for sale is included in discontinued operations for the three and six months ended June 30, 2014 and 2013 (in thousands).

Office Property	Location	Date of Sale	Net Sales Price	Net Book Value of Real Estate	Gain (Loss) on Sale
2013 Dispositions:
Atrium at Stoneridge	Columbia, SC	03/20/2013	$2,966	$2,424	$542
Waterstone	Atlanta, GA	07/10/2013	3,247	3,207	40
Meridian	Atlanta, GA	07/10/2013	6,615	6,560	55
Bank of America Plaza	Nashville, TN	07/17/2013	41,093	29,643	11,450
Lakewood II	Atlanta, GA	10/31/2013	10,240	4,403	5,837
Carmel Crossing	Charlotte, NC	11/08/2013	36,673	22,104	14,569
			$100,834	$68,341	$32,493	(1)
2014 Dispositions:
Woodbranch Building	Houston, TX	01/17/2014	$14,424	$4,450	$9,974
Mesa Corporate Center	Phoenix, AZ	01/31/2014	12,257	11,768	489
			$26,681	$16,218	$10,463

(1) Total gain on the sale of real estate in discontinued operations recognized for the year ended December 31, 2013 was $32.5 million, of which $18.2 million was the Company's proportionate share.

On January 17, 2014, the Company sold the Woodbranch Building, an office property located in Houston, Texas, for a gross sale price of $15.0 million. The Company received approximately $13.9 million in net proceeds, which were used to fund subsequent acquisitions. The Company recorded a gain of approximately $10.0 million during the six months ended June 30, 2014.

On January 31, 2014, the Company sold Mesa Corporate Center, an office property located in Phoenix, Arizona, for a gross sale price of $13.2 million. The Company received approximately $12.1 million in net proceeds from the sale, which were used to fund subsequent acquisitions. The Company recorded a gain of approximately $489,000 during the six months ended June 30, 2014.

The amount of revenues and expenses for the office and parking properties reported in discontinued operations for the three and six months ended June 30, 2014 and 2013 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Statement of Operations:
Revenues
Income from office and parking properties	$1	$5,101	$206	$10,222
Expenses
Office and parking properties:
Operating expense	51	2,286	183	4,683
Depreciation and amortization	—	1,706	116	3,321
Impairment loss	—	4,600	—	4,600
Management company expense	—	(5)	—	2
Interest expense	—	142	—	284
Total expenses	51	8,729	299	12,890
Loss from discontinued operations	(50)	(3,628)	(93)	(2,668)
Gain on sale of real estate from discontinued operations	—	—	10,463	542
Total discontinued operations per consolidated statements of operations and comprehensive loss	(50)	(3,628)	10,370	(2,126)
Net (income) loss attributable to noncontrolling interest from discontinued operations	3	(26)	(516)	(267)
Total discontinued operations-Company's share	$(47)	$(3,654)	$9,854	$(2,393)

Note 12 – Income Taxes

The Company qualifies and has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").  The Company will generally not be subject to federal income tax to the extent that it distributes its taxable income to the Company's stockholders, and as long as the Company satisfies the ongoing REIT requirements including meeting certain asset, income, and stock ownership tests.

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

The Company’s current provision for income taxes for the six months ended June 30, 2014 and 2013 was $599,000 and $244,000, respectively.

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

FASB ASC 740-10-25, “Accounting for Income Taxes” subsection “Recognition” clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as components of income tax expense. As of June 30, 2014, there is no interest or penalty associated with unrecognized tax benefits. The Company anticipates an approximate $1.1 million decrease in unrecognized tax benefits within the next twelve months due to expiring federal and state tax statute of limitation periods.

Note 13 – Share-Based and Long-Term Compensation Plans

The Company grants share-based awards under the Parkway Properties, Inc. and Parkway Properties LP 2013 Omnibus Equity Incentive Plan (the "2013 Equity Plan"). Effective May 16, 2013, the stockholders of the Company approved the 2013 Equity Plan. The 2013 Equity Plan replaced the 2010 Omnibus Equity Incentive Plan (the "2010 Equity Plan"). Outstanding awards granted under the 2010 Equity Plan continue to be governed by the 2010 Equity Plan. All of the employees of the Company and the operating partnership, employees of certain subsidiaries of the Company, non-employee directors, and any consultants or advisors to the Company and the operating partnership are eligible to participate in the 2013 Equity Plan.

The 2013 Equity Plan authorizes the following types of awards: (1) stock options, including nonstatutory stock options and incentive stock options ("ISOs"); (2) stock appreciation rights; (3) restricted shares; (4) RSUs; (5) LTIP units; (6) dividend equivalent rights; and (7) other forms of awards payable in or denominated by reference to shares of common stock. Full value awards, i.e., awards other than options and stock appreciation rights, vest over a period of three years or longer, except that any full value awards subject to performance-based vesting must become vested over a period of one year or longer. The Compensation Committee of the Board of Directors of the Company may waive vesting requirements upon a participant’s death, disability, retirement, or other specified termination of service or upon a change in control.

Through June 30, 2014, the Company has granted stock options, LTIP units and RSUs (including time-vesting RSUs and performance-vesting RSUs) under the 2013 Equity Plan, as described below. As of June 30, 2014, the Company has restricted shares and deferred incentive share units outstanding under the 2010 Equity Plan, as described below.

Long-Term Equity Incentives

At June 30, 2014, a total of 1,850,000 stock options had been granted to officers of the Company under the 2013 Equity Plan. Each stock option will vest in increments of 25% per year on each of the first, second, third and fourth anniversaries of the grant date, subject to the grantee's continued service. During the six months ended June 30, 2014, 462,500 options vested, none of which had been exercised as of June 30, 2014. As of June 30, 2014, 1,387,500 options remain unvested. The stock options are valued at $5.8 million, which equates to an average price per option of $4.18.

At June 30, 2014, a total of 510,194 time-vesting RSUs had been granted to officers of the Company and remain outstanding under the 2013 Equity Plan. The time-vesting RSUs are valued at $8.0 million, which equates to an average price per share of $15.73.

At June 30, 2014, a total of 330,577 LTIP units had been granted to officers of the Company and remain outstanding under the 2013 Equity Plan. The LTIP units are valued at $3.1 million, which equates to an average price per share of $9.38.

At June 30, 2014, a total of 142,448 performance-vesting RSUs had been granted to officers of the Company and remain outstanding under the 2013 Equity Plan. The performance-vesting RSUs are valued at $2.2 million, which equates to an average price per share of $15.68. Each LTIP unit and performance-vesting RSU will vest based on the attainment of total stockholder return targets during the applicable performance period, subject to the grantee's continued service.

At June 30, 2014, a total of 16,928 restricted shares had been granted to officers of the Company and remain outstanding under the 2010 Equity Plan. The restricted shares vest ratably over four years from the date of grant, with the last restricted shares vesting in January 2016. The restricted shares are valued at $0.3 million, which equates to an average price per share of $14.86.

At June 30, 2014, a total of 14,000 deferred incentive share units had been granted to employees of the Company and remain outstanding under the 2010 Equity Plan. The deferred incentive share units are valued at $0.2 million, which equates to an average price per share of $15.68. The deferred incentive share units vest ratably over four years from the date of grant, with the last deferred incentive share units vesting in December 2015.

Total compensation expense related to restricted shares, deferred incentive share units, stock options, RSUs, and LTIP units of $4.7 million and $1.2 million was recognized in general and administrative expenses on the Company's consolidated statements of operations and comprehensive loss during the six months ended June 30, 2014 and 2013, respectively. Total compensation expense related to non-vested awards not yet recognized was $12.4 million at June 30, 2014. The weighted average period over which this expense is expected to be recognized is approximately two years.

A summary of the Company's restricted shares, deferred incentive share units, stock options, RSUs, and LTIP unit activity for the six months ended June 30, 2014 is as follows:

	Restricted Shares		Deferred Incentive Share Units		Stock Options		Restricted Stock Units		LTIP Units
	# of Shares	Weighted Average Grant-Date Fair Value	# of Share Units	Weighted Average Grant-Date Fair Value	# of Options	Weighted Average Grant-Date Fair Value	# of Stock Units	Weighted Average Grant-Date Fair Value	# of LTIP Units	Weighted Average Grant-Date Fair Value
Balance at 12/31/2013	27,391	$15.04	14,880	$15.67	1,850,000	$4.18	449,787	$17.65	214,443	$9.79
Granted	—	—	—	—	—	—	234,021	14.34	116,134	8.50
Vested	(10,463)	15.25	—	—	(462,500)	4.18	(27,150)	19.25	—	—
Forfeited	—	—	(880)	15.56	—	—	(4,016)	12.15	—	—
Balance at 06/30/2014	16,928	$14.86	14,000	$15.68	1,387,500	$4.18	652,642	$18.55	330,577	$9.38

Note 14 – Restructuring Costs

Restructuring charges relate primarily to one-time termination benefits. The Company recognizes these severance and other charges when the requirements of FASB ASC 420, "Exit or Disposal Cost Obligations," have been met regarding a plan of termination and when communication has been made to employees. During the six months ended June 30, 2014, the Company recorded $1.5 million of restructuring charges in general and administrative expenses in the consolidated statements of operations and comprehensive loss related primarily to severance costs associated with the Mergers.

The following table provides additional information regarding the Company's restructuring, including the balance of the liability as of June 30, 2014 and total costs incurred through the period ended June 30, 2014 (in thousands):

Cost Type	Restructuring Costs Liability at December 31, 2013	Restructuring Costs Incurred for the Six Months Ended June 30, 2014	Cash Payments for the Six Months Ended June 30, 2014	Restructuring Costs Liability at June 30, 2014	Total Cumulative Restructuring Costs Expected to Be Incurred
Severance - management and other personnel	$21,691	$1,130	$22,679	$142	$22,821
Other	—	328	—	328	328
	$21,691	$1,458	$22,679	$470	$23,149

Note 15 – Subsequent Events

On July 2, 2014, Fund II closed on a construction loan secured by the Hayden Ferry Lakeside III development in Phoenix, Arizona, for $43.0 million, or approximately 60% of the total estimated cost of the development, which will be funded subsequent to Fund II's equity investment in the development. Pricing for the loan was set at one-month LIBOR plus a spread of 180 basis points, which will decrease to a spread of 160 basis points at stabilization.

On July 3, 2014, the Company acquired Millenia Park One, an office building located in the Millenia submarket of Orlando, Florida. The Company's purchase price for Millenia Park One was approximately $25.6 million. The acquisition was funded using available cash and proceeds from the Company's credit facility.

On July 29, 2014, the Company acquired a first mortgage note in the original principal amount of $50.0 million secured by The Forum at West Paces, an office building located in the Buckhead submarket of Atlanta, Georgia. The total purchase price for the note, which was previously under special servicer oversight, was $47.0 million. The note purchase was funded with proceeds from the Company's credit facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview

Parkway Properties, Inc. (and collectively, with its subsidiaries, including Parkway Properties LP, "we", "our", or "us") is a fully integrated, self-administered, and self-managed real estate investment trust ("REIT") specializing in the acquisition, ownership, development and management of quality office and parking properties in high-growth submarkets in the Sunbelt region of the United States.  At July 1, 2014, we owned or had an interest in 51 office and parking properties located in eight states with an aggregate of approximately 18.3 million square feet of leasable space.  We offer fee-based real estate services through our wholly owned subsidiaries, which in total managed and/or leased approximately 11.1 million square feet for third-party property owners at July 1, 2014.  Unless otherwise indicated, all references to square feet represent net rentable area.

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

Occupancy.  Our revenues are dependent on the occupancy of our office buildings.  At July 1, 2014, occupancy of our office portfolio was 89.2% compared to 88.5% at April 1, 2014 and 89.9% at July 1, 2013.  Not included in the July 1, 2014 occupancy rate is the impact of 45 signed leases totaling 384,793 square feet expected to take occupancy between now and the first quarter of 2016, of which the majority will commence during the third quarter of 2014.  Including these signed leases, our portfolio was 91.3% leased at July 1, 2014.  Our average occupancy for the three and six months ended June 30, 2014, was 88.7% and 88.5%, respectively.

During the second quarter of 2014, 48 leases were renewed totaling 413,000 rentable square feet at an average annual rental rate per square foot of $28.10, representing a 5.1% rate increase as compared to expiring rental rates, and at an average cost of $1.63 per square foot per year of the lease term.

During the second quarter of 2014, 14 expansion leases were signed totaling 62,000 rentable square feet at an average annual rental rate per square foot of $35.16 and at an average cost of $6.32 per square foot per year of the lease term.

During the second quarter of 2014, 39 new leases were signed totaling 336,000 rentable square feet at an average annual rental rate per square foot of $31.57 and at an average cost of $7.63 per square foot per year of the term.

Rental Rates.  An increase in vacancy rates in a market or at a specific property has the effect of reducing market rental rates.  Inversely, a decrease in vacancy rates in a market or at a specific property has the effect of increasing market rental rates. Our leases typically have three to seven year terms, though we do enter into leases with terms that are either shorter or longer than that typical range from time to time.  As leases expire, we seek to replace existing leases with new leases at the current market rental rate.  For our properties owned as of July 1, 2014, management estimates that we have approximately $2.49 per square foot in annual rental rate embedded growth in our office property leases.  Embedded growth is defined as the difference between the weighted average in-place cash rents including operating expense reimbursements and the weighted average estimated market rental rate.

The following table represents the embedded growth by lease expiration year for the portfolio including unconsolidated joint ventures:

Year of Expiration	Occupied Square Footage (in thousands)	Percentage of Total Square Feet	Annualized Rental Revenue (in thousands)	Number of Leases	Weighted Average Expiring Gross Rental Rate per NRSF	Weighted Average Estimated Marker Rent per NRSF (1)

2014	856	4.7%	$25,156	217	$29.39	$36.29
2015	1,806	9.9%	45,199	207	25.03	28.17
2016	2,370	12.9%	61,789	237	26.07	27.58
2017	2,338	12.8%	63,553	209	27.18	28.16
2018	1,315	7.2%	37,500	156	28.52	30.81
2019	1,315	7.2%	40,600	100	30.87	31.91
2020 and Later	6,332	34.5%	187,365	211	29.59	32.22

Total	16,332	89.2%	$461,162	1,337	$28.24	$30.73

(1) Estimated average market rent is based upon information obtained from (i) our experience in leasing space at our properties; (ii) leasing agents in relevant markets with respect to quoted rental rates and completed leasing transactions for comparable properties in relevant markets; and (iii) publicly available data with respect thereto. Estimated average market rent is weighted by the occupied rentable square feet in each property.

Customer Retention.  Keeping existing customers is important as high customer retention leads to increased occupancy, less downtime between leases and reduced leasing costs.  We estimate that it costs five to six times more to replace an existing customer with a new one than to retain the existing customer.  In making this estimate, we take into account the total revenue lost during downtime on the space plus leasing costs, which typically rise as market vacancies increase.  Therefore, we focus a great amount of energy on customer retention.  We seek to retain our customers by continually focusing on operations at our office and parking properties. We believe in providing superior customer service; hiring, training, retaining and empowering each employee; and creating an environment of open communication both internally and externally with customers and stockholders. Our customer retention rate was 76.9% for the quarter ended June 30, 2014, as compared to 80.5% for the quarter ended March 31, 2014, and 84.7% for the quarter ended June 30, 2013. For the six months ended June 30, 2014, our customer retention rate was 78.4%, as compared to 81.5% for the six months ended June 30, 2013.

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

Parkway Properties Office Fund II, L.P.

At June 30, 2014, we had one partnership structured as a discretionary fund.  Parkway Properties Office Fund II, L.P. ("Fund II"), a $750.0 million discretionary fund, was formed on May 14, 2008 and was fully invested at February 10, 2012. Fund II was structured with the Teacher Retirement System of Texas ("TRST") as a 70% investor and Parkway Properties L.P. (the "operating partnership") as a 30% investor, with an original target capital structure of approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt.  Fund II currently owns seven properties totaling 2.5 million square feet in Atlanta, Georgia; Phoenix, Arizona; Jacksonville, Florida; and Philadelphia, Pennsylvania. In August 2012,

Fund II increased its investment capacity by $20.0 million to purchase Hayden Ferry Lakeside III, IV and V, a 2,500 space parking garage, a 21,000 square foot office property and a vacant parcel of land available for development, all adjacent to our Hayden Ferry Lakeside I and Hayden Ferry Lakeside II office and parking properties in Phoenix, Arizona. In August 2013, Fund II expanded its investment guidelines solely for the purpose of authorizing the purchase of a parcel of land available for development in Tempe, Arizona. In April 2014, Fund II authorized the development of Hayden Ferry Lakeside III, as well as the transfer of an interest in the owner of Hayden Ferry Lakeside III, a subsidiary of Fund II, to our operating partnership. We now own a 70% indirect interest in Hayden Ferry Lakeside III.

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

Joint Ventures

In addition to the 44 office and parking properties included in our consolidated financial statements, we also invested in three unconsolidated joint ventures that own seven office and parking properties as of June 30, 2014.

Financial Condition

Comparison of the six months ended June 30, 2014 compared to the year ended December 31, 2013.

Assets. In 2014, we have continued the execution of our strategy of operating and acquiring office and parking properties as well as disposing of non-core assets that no longer meet our investment criteria or for which we believe a disposition would maximize value.  During the six months ended June 30, 2014, total assets increased $206.0 million, or 7.0%, as compared to the year ended December 31, 2013.  The primary reasons for the increase were the proceeds from our first quarter 2014 underwritten public stock offering and our "at-the-market" equity offering program, the purchase of three office properties (see "– Acquisitions and Improvements") which were purchased with proceeds from our credit facility, and recurring operating cash flows. The asset additions were partially offset by the disposition of two office properties (see "– Dispositions").

Acquisitions and Improvements.  Our investment in office and parking properties increased $191.5 million net of depreciation to a carrying amount of $2.5 billion at June 30, 2014 and consisted of 44 office and parking properties. The primary reason for the increase in office and parking properties relates to the purchase of three office properties which are summarized in the table below, improvements to office properties of approximately $25.1 million and the development of Hayden Ferry Lakeside III, partially offset by increased depreciation of office and parking properties during the six months ended June 30, 2014.

Office Property	Location	Type of Ownership	Ownership Share	Square Feet (in thousands)	Date Purchased	Gross Purchase Price (in thousands)
JTB Center	Jacksonville, FL	Wholly owned	100.00%	248	01/30/2014	$33,300
Courvoisier Centre	Miami, FL	Wholly owned	100.00%	343	04/10/2014	145,810
One Orlando Center	Orlando, FL	Wholly owned	100.00%	356	04/14/2014	55,111

During the six months ended June 30, 2014, we increased our interest in Hayden Ferry Lakeside III located in Phoenix, Arizona from 30% to 70%. To date, we have invested $9.6 million in the project and expect the total investment to be approximately $68.8 million.

During the six months ended June 30, 2014, we capitalized building and tenant improvements of $25.1 million and recorded depreciation expense of $47.5 million related to our office and parking properties.

Dispositions.  During the six months ended June 30, 2014, we completed the sale of two properties.

On January 17, 2014, we sold the Woodbranch Building, a 109,000 square foot office property located in Houston, Texas, for a gross sale price of $15.0 million. We received approximately $13.9 million in net proceeds, which were used to fund subsequent acquisitions. We recorded a gain of approximately $10.0 million during the six months ended June 30, 2014.

On January 31, 2014, we sold Mesa Corporate Center, a 106,000 square foot office property located in Phoenix, Arizona, for a gross sale price of $13.2 million. We received approximately $12.1 million in net proceeds from the sale, which were used to fund subsequent acquisitions. We recorded a gain of approximately $489,000 during the six months ended June 30, 2014.

Condominium Units.  In connection with the December 2013 merger transactions (the "Mergers") with Thomas Properties Group, Inc. ("TPGI"), we acquired and consolidated the Murano residential condominium project, which we control. During the six months ended June 30, 2014, we sold five condominium units for income of approximately $1.3 million. The carrying value of our condominium units was $16.4 million as of June 30, 2014.

Mortgage Loans.  On June 3, 2013, we issued a first mortgage loan to an affiliate of US Airways, which is secured by the US Airways Building, a 225,000 square foot office building located in Phoenix, Arizona. The $3.5 million mortgage loan has a fixed interest rate of 3.0% and matures on December 31, 2016.

Investment in Unconsolidated Joint Ventures. In addition to the 44 office and parking properties included in our consolidated financial statements, we also invested in three unconsolidated joint ventures as of June 30, 2014. The three unconsolidated joint ventures are accounted for under the equity method of accounting. Accordingly, the assets and liabilities of the joint ventures are not included on our consolidated balance sheet at June 30, 2014. Information relating to these unconsolidated joint ventures is summarized below:

			Parkway's	Square Feet	Percentage
Joint Venture Entity	Property Name	Location	Ownership%	(in thousands)	Occupied
PKY/CalSTRS Austin, LLC ("Austin Joint Venture")	Various (1)	Austin, TX	40.00%	2,418	85.0%
US Airways Building Tenancy in Common ("US Airways Building")	US Airways Building	Phoenix, AZ	74.58%	225	100.0%
7000 Central Park JV LLC ("7000 Central Park")	7000 Central Park	Atlanta, GA	40.00%	414	72.5%
				3,057	84.4%

(1) The Austin Joint Venture owns the following properties: San Jacinto Center; Frost Bank Tower; One Congress Plaza; One American Center; and 300 West 6th Street.

Receivables and Other Assets. For the six months ended June 30, 2014, receivables and other assets increased $43.3 million, or 24.3%. The net increase is primarily due to increases in straight line rent receivable balance and escrows and other deposits and an increase in allocated lease intangibles primarily related to the purchases of the JTB Center, Courvoisier Centre, and One Orlando Center during the six months ended June 30, 2014.

Intangible Assets, Net. For the six months ended June 30, 2014, intangible assets net of related amortization decreased $9.5 million, or 5.7%, as a result of the amortization recorded during the period and were partially offset by the allocated lease intangibles from the acquisitions in the period.

Assets Held for Sale and Liabilities Related to Assets Held for Sale. During the six months ended June 30, 2014, we sold two properties which were classified as held for sale as of December 31, 2013, the Woodbranch Building in Houston, Texas, and Mesa Corporate Center in Phoenix, Arizona. There were no assets or liabilities classified as held for sale as of June 30, 2014.

Management Contract Intangible, Net.  For the six months ended June 30, 2014, management contract intangible, net of related amortization, decreased $3.9 million, or 28.6%, as a result of amortization recorded during the period.

Cash and Cash Equivalents.  Cash and cash equivalents increased $24.1 million, or 41.1%, during the six months ended June 30, 2014, primarily due to proceeds received from our underwritten public stock offering in the first quarter of 2014 and our "at-the-market" offerings of common stock during the period, proceeds from bank borrowings and proceeds from sale of real estate, partially offset by repayments of bank borrowings and mortgage notes payable, payment of the purchase price upon the exercise of Madison International Realty's ("Madison") put option requiring us to purchase Madison's indirect interest in the Austin Joint Venture, dividends paid on common stock, investment in real estate and improvements to real estate. Our proportionate share of cash and cash equivalents at June 30, 2014, and December 31, 2013, was $57.4 million and $39.4 million, respectively.

Notes Payable to Banks. Notes payable to banks increased $74.0 million, or 24.4%, during the six months ended June 30, 2014.  At June 30, 2014, notes payable to banks totaled $377.0 million, and the net increase was primarily attributable to borrowings under our $100.0 million seven-year term loan, partially offset by amounts drawn on our unsecured revolving credit facility.

Mortgage Notes Payable. During the six months ended June 30, 2014, mortgage notes payable increased $13.9 million, or 1.3%, due to the following (in thousands):

Increase (Decrease)
Scheduled principal payments	$(5,521)
Payoff of Bank of America Center mortgage	(33,875)
Assumption of mortgage debt on One Orlando Center first mortgage note	55,967
Amortization of premium on mortgage debt acquired	(2,854)
Accretion of debt discount	176
$13,893

We expect to continue seeking primarily fixed-rate, non-recourse mortgage financing with maturities from five to ten years typically amortizing over 25 to 30 years on select office building investments as additional capital is needed.  We monitor a number of leverage and other financial metrics defined in the loan agreements for our senior unsecured revolving credit facility and unsecured working capital credit facility, which include but are not limited to our total debt to total asset value ratio.  In addition, we monitor interest and fixed charge coverage ratios as well the net debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") multiple.  The interest coverage ratio is computed by comparing the cash interest accrued to EBITDA. The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA.  The net debt to EBITDA multiple is computed by comparing our share of net debt to EBITDA for the current quarter as annualized and adjusted pro forma for any completed investment activity. We believe all of the leverage and other financial metrics we monitor, including those discussed above, provide useful information on total debt levels as well as our ability to cover interest and principal debt payments.

Accounts Payable and Other Liabilities.  For the six months ended June 30, 2014, accounts payable and other liabilities decreased $10.4 million, or 5.5%, primarily due to decreases in property-related payables, property tax payable and prepaid rent during the six months ended June 30, 2014.

Equity. Total equity increased $129.1 million, or 9.7%, during the six months ended June 30, 2014, as a result of the following (in thousands):

Increase (Decrease)
(Unaudited)
Net income attributable to Parkway Properties, Inc.	$1,000
Net loss attributable to noncontrolling interests	(497)
Net income	503
Change in fair value of interest rate swaps	(4,151)
Common stock dividends declared	(39,449)
Share-based compensation	4,735
Issuance of shares to Directors	309
Issuance of common stock in first quarter 2014 underwritten public offering	205,166
Sale of common stock under the "at-the-market" equity offering program	3,263
Issuance of shares pursuant to TPG Management Services Agreement	250
Issuance of operating partnership units	1,546
Exercise of Madison put option related to the Mergers with TPGI	(41,539)
Contribution of capital by noncontrolling interests	459
Purchase of noncontrolling interests of office properties owned by Fund II	(1,963)
$129,129

On January 10, 2014 and February 11, 2014, we issued an aggregate of 11,825,000 shares of our common stock in an underwritten public offering at the public offering price of $18.15 per share.

On May 28, 2014, we entered into an ATM Equity OfferingSM Sales Agreement (the "Sales Agreement") with various agents whereby we may sell, from time to time, shares of our common stock, par value $.001 per share, having aggregate gross sales proceeds of up to $150.0 million through an "at-the-market" equity offering program. Sales may be made to the agents in their capacity as sales agents or as principals. We intend to use the net proceeds for general corporate purposes, which may include repaying temporarily amounts outstanding from time to time under our unsecured revolving credit facility, for working capital and capital expenditures, and to fund potential acquisitions or development of office and parking properties. We are required to pay each agent a commission that will not exceed, but may be lower than, 2.0% of the gross sales price of the shares sold through such agent.

During the three months ended June 30, 2014, we sold 171,800 shares of common stock under the program for net offering proceeds of approximately $3.5 million after deducting commissions. We used the net proceeds for general corporate purposes, including repaying amounts outstanding under our unsecured revolving credit facility, and to fund acquisitions and development of office and parking properties.

Results of Operations

Comparison of the three and six months ended June 30, 2014 to the three and six months ended June 30, 2013.

Net Income (Loss) Attributable to Common Stockholders. Net loss attributable to common stockholders for the three months ended June 30, 2014 was $9.8 million, compared to $14.9 million for the three months ended June 30, 2013.  The decrease in net loss attributable to common stockholders for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 in the amount of $5.1 million is primarily attributable to a decrease in dividends on preferred stock and preferred stock redemption and an increase in operating income, partially offset by an approximate $6.0 million increase in interest expense. Net income attributable to common stockholders for the six months ended June 30, 2014 was $1.0 million, compared to a net loss attributable to common stockholders of $18.8 million for the six months ended June 30, 2013.  The increase in net income attributable to common stockholders for the six months ended June 30, 2014, compared to the same period in 2013 in the amount of $19.8 million is primarily attributable to gains on sale of real estate, decreases in dividends on preferred stock and preferred stock redemption and an increase in operating income from properties acquired during 2013, partially offset by increases in interest expense.

Office and Parking Properties. The analysis below includes changes attributable to same-store properties and acquisitions of office and parking properties.  Same-store properties are consolidated properties that we owned for the current and prior year reporting periods, excluding properties classified as discontinued operations.  During the six months ended June 30, 2014, we classified as discontinued operations two properties totaling 215,000 square feet, which were sold during the first quarter of 2014.  At June 30, 2014, same-store properties consisted of 37 properties comprising 11.7 million square feet.

The following table represents revenue from office and parking properties for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Increase (Decrease)	% Change	2014	2013	Increase	% Change
Revenue from office and parking properties:
Same-store properties	$69,315	$68,121	$1,194	1.8%	$131,753	$129,224	$2,529	2.0%
Properties acquired	32,977	—	32,977	*N/M	65,946	2,672	63,274	*N/M
Properties disposed	(84)	22	(106)	*N/M	(195)	60	(255)	*N/M
Total revenue from office and parking properties	$102,208	$68,143	$34,065	50.0%	$197,504	$131,956	$65,548	49.7%
*N/M – Not Meaningful

Revenue from office and parking properties for same-store properties increased $1.2 million, or 1.8%, for the three months ended June 30, 2014, compared to the three months ended June 30, 2013. Revenue from office and parking properties for same-store properties increased $2.5 million, or 2.0%, for the six months ended June 30, 2014, compared to the six months ended June 30, 2013. The increases were due to an increase in average same-store rental rates during the three and six months ended June 30, 2014, compared to the same periods in 2013.

The following table represents property operating expenses for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Increase (Decrease)	% Change	2014	2013	Increase (Decrease)	% Change
Expense from office and parking properties:
Same-store properties	$27,533	$27,567	$(34)	(0.1)%	$52,024	$51,554	$470	0.9%
Properties acquired	13,331	(15)	13,346	*N/M	25,990	775	25,215	*N/M
Properties disposed	(377)	(128)	(249)	*N/M	(373)	(217)	(156)	*N/M
Total expense from office and parking properties	$40,487	$27,424	$13,063	47.6%	$77,641	$52,112	$25,529	49.0%
*N/M – Not Meaningful

Property operating expenses for same-store properties decreased $34,000, or 0.1%, for the three months ended June 30, 2014, compared to the three months ended June 30, 2013 and decreased $470,000, or 0.9%, for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, primarily due to decreases in bad debt expense.

Depreciation and Amortization.  Depreciation and amortization expense attributable to office and parking properties increased $15.2 million and $27.5 million for the three and six months ended June 30, 2014, respectively, compared to the three and six months ended June 30, 2013.  The primary reason for the increase was the depreciation and amortization associated with properties acquired during the six months ended June 30, 2014.

Management Company Income and Other Expenses.  Management company income increased $1.0 million and $2.6 million for the three and six months ended June 30, 2014, compared to the three and six months ended June 30, 2013, respectively. Management company expenses increased $2.8 million and $3.0 million for the three and six months ended June 30, 2014, compared to the three and six months ended June 30, 2013, respectively. The primary reason for the increases in management company income and expenses was the addition of a management contract in connection with the Mergers and the associated increase in personnel costs.

Acquisition Costs.  During the three months ended June 30, 2014, we incurred $489,000 in acquisition costs compared to $511,000 for the three months ended June 30, 2013. The primary reason for the decrease was due to the lower costs incurred in connection with the acquisitions of Courvoisier Centre and One Orlando Center during the three months ended June 30, 2014, compared to the three months ended June 30, 2013. During the six months ended June 30, 2014, we incurred $1.1 million in acquisition costs, compared to $1.6 million for the six months ended June 30, 2013. The primary reason for the decrease in acquisition costs was due to a decrease in the volume of acquisition activity compared to the prior year.

Share-Based Compensation Expense. Compensation expense related to stock options, profits interest units ("LTIP units"), restricted shares, restricted share units ("RSUs") and deferred incentive share units of $2.2 million and $1.2 million was recognized for the three months ended June 30, 2014 and 2013, respectively.  Compensation expense related to stock options, LTIP units, restricted shares, RSUs and deferred incentive share units of $4.7 million and $1.3 million was recognized for the six months ended June 30, 2014 and 2013, respectively. The primary reason for the increase in share-based compensation expense for the three and six months ended June 30, 2014 is additional expenses associated with new grants under the Parkway Properties, Inc. and Parkway Properties LP 2013 Omnibus Equity Incentive Plan. This expense is included in general and administrative expenses on our consolidated statements of operations and comprehensive loss. Total compensation expense related to non-vested awards not yet recognized was $12.4 million at June 30, 2014.

Interest Expense. Interest expense from continuing operations, including amortization of deferred financing costs, increased $6.0 million, or 53.5%, and $10.9 million, or 50.7%, for the three and six months ended June 30, 2014, compared to the three and six months ended June 30, 2013, respectively, and is comprised of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Increase (Decrease)	% Change	2014	2013	Increase (Decrease)	% Change
Interest expense:
Mortgage interest expense	$12,491	$9,456	$3,035	32.1%	$25,373	$17,993	$7,380	41.0%
Loss on extinguishment of debt	339	572	(233)	(40.7)%	339	572	(233)	(40.7)%
Credit facility interest expense	3,048	1,106	1,942	175.6%	4,804	2,422	2,382	98.4%
Mortgage loan cost amortization	445	259	186	72.0%	669	428	241	56.3%
Credit facility cost amortization	688	399	289	72.3%	1,071	706	365	51.7%
Loss on redesignation of interest rate swap	121	(630)	751	(119.2)%	121	(630)	751	(119.2)%
Total interest expense	$17,132	$11,162	$5,970	53.5%	$32,377	$21,491	$10,886	50.7%

Mortgage interest expense increased $3.0 million and $7.4 million for the three and six months ended June 30, 2014, compared to the three and six months ended June 30, 2013, respectively. The increase is primarily due to mortgage loans placed or assumed from June 30, 2013 through June 30, 2014 in connection with acquisitions of office and parking properties during the same period.

Credit facility interest expense increased $1.9 million and $2.4 million for the three and six months ended June 30, 2014, compared to the three and six months ended June 30, 2013, respectively. The increase is due to an increase in average borrowings during the six months ended June 30, 2014 of $63.0 million and an increase in the weighted average interest rate on average borrowings of 87 basis points. The increase in average borrowings and the weighted average interest rate on average borrowings is primarily due to the placement of our new $100.0 million seven-year term loan during the second quarter of 2014 that has an associated floating-to-fixed interest rate swap that resulted in an all-in interest rate of 4.31% as of June 30, 2014.

Discontinued Operations.  Discontinued operations is comprised of the following for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Statement of Operations:
Revenues
Income from office and parking properties	$1	$5,101	$206	$10,222
Expenses
Office and parking properties:
Operating expense	51	2,286	183	4,683
Depreciation and amortization	—	1,706	116	3,321
Impairment loss	—	4,600	—	4,600
Management company expense	—	(5)	—	2
Interest expense	—	142	—	284
Total expenses	51	8,729	299	12,890
Loss from discontinued operations	(50)	(3,628)	(93)	(2,668)
Gain on sale of real estate from discontinued operations	—	—	10,463	542
Total discontinued operations per consolidated statements of operations and comprehensive loss	(50)	(3,628)	10,370	(2,126)
Net (income) loss attributable to noncontrolling interest from discontinued operations	3	(26)	(516)	(267)
Total discontinued operations-Parkway's share	$(47)	$(3,654)	$9,854	$(2,393)

All current and prior period income from the following office property dispositions are included in discontinued operations for the three and six months ended June 30, 2014 and 2013 (in thousands):

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

See "– Financial Condition – Comparison of the six months ended June 30, 2014 compared to the year ended December 31, 2013 – Dispositions" above for additional information regarding the dispositions during the six months ended June 30, 2014.

Income Taxes.  The analysis below reflects changes to the components of income tax benefit (expense) for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Decrease (Increase)	% Change	2014	2013	Decrease (Increase)	% Change
Current:
Federal	$254	$(153)	$407	*N/M	$(23)	$(203)	$180	(88.7)%
State	(511)	(31)	(480)	*N/M	(576)	(41)	(535)	*N/M
Total current income tax expense	$(257)	$(184)	$(73)	39.7%	$(599)	$(244)	$(355)	*N/M

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Decrease (Increase)	% Change	2014	2013	Decrease (Increase)	% Change
Deferred:
Federal	$—	$480	$(480)	*N/M	$—	$959	$(959)	*N/M
State	—	88	(88)	*N/M	—	176	(176)	*N/M
Total deferred benefit	$—	$568	$(568)	*N/M	$—	$1,135	$(1,135)	*N/M
Total income tax benefit (expense)	$(257)	$384	$(641)	*N/M	$(599)	$891	$(1,490)	*N/M
*N/M - Not meaningful

Current income tax expense increased $73,000 for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, and $355,000 for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, primarily attributable to the Texas margin tax paid with respect to our recently acquired properties, income from the sale of Murano condominium units and amenity services for the three and six months ended June 30, 2014.  Due to uncertainty of future realization, we recorded a valuation allowance on its net deferred tax assets in excess of its liability for unrecognized tax benefits.

Liquidity and Capital Resources

General

Our principal short-term and long-term liquidity needs include:

•	funding operating and administrative expenses;

•	meeting debt service and debt maturity obligations;

•	funding normal repair and maintenance expenses at our properties;

•	funding capital improvements;

•	funding the development costs for our Hayden Ferry Lakeside III development project;

•	acquiring additional investments that meet our investment criteria; and

•	funding distributions to stockholders.

We may fund these liquidity needs by drawing on multiple sources, including the following:

•	our current cash balance;

•	our operating cash flows;

•	borrowings (including borrowings under our unsecured revolving credit facility);

•	proceeds from the placement of new mortgage loans and refinancing of existing mortgage loans;

•	proceeds from the sale of assets and the sale of portions of assets owned through Fund II; and

•	the sale of equity or debt securities.

Our short-term liquidity needs include funding operation and administrative expenses, normal repair and maintenance expenses at our properties, capital improvements, development of Hayden Ferry Lakeside III and distributions to stockholders. We anticipate using our current cash balance, our operating cash flows and borrowings (including borrowings under our senior unsecured revolving credit facility) to meet our short-term liquidity needs.

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

Cash

Cash and cash equivalents were $82.8 million and $30.2 million at June 30, 2014 and 2013, respectively.  Cash flows provided by operating activities for the six months ended June 30, 2014 and 2013 were $18.6 million and $39.7 million, respectively. The decrease in cash flows from operating activities of $21.1 million is primarily attributable to timing of receipt of revenues and payment of expenses and gains on sale of real estate, partially offset by depreciation and amortization.

Cash used in investing activities was $151.3 million and $238.6 million for the six months ended June 30, 2014 and 2013, respectively.  The decrease in cash used by investing activities of $87.3 million is primarily due to a decrease in investment in real estate, partially offset by an increase in proceeds from the sale of real estate and increases in improvements to real estate and real estate development.

Cash provided by financing activities was $156.8 million and $147.3 million for the six months ended June 30, 2014 and 2013, respectively. The increase in cash provided by financing activities of $9.5 million is primarily attributable to a decrease in redemption of preferred stock and distributions to noncontrolling interest partners, partially offset by the decrease in net proceeds received from mortgage notes payable and acquisitions of noncontrolling interests.

Indebtedness

Notes Payable to Banks.  At June 30, 2014, we had $377.0 million outstanding under our unsecured credit facilities and term loans. The following table presents information about our indebtedness:

	Interest			Outstanding
Credit Facilities and Term Loans	Rate		Maturity	Balance
				(in thousands)
$10.0 Million Unsecured Working Capital Credit Facility	1.60%		03/30/2018	$—
$250.0 Million Unsecured Revolving Credit Facility	1.60%		03/30/2018	27,000
$250.0 Million Five-Year Term Loan	2.51%		03/29/2019	250,000
$100.0 Million Seven-Year Term Loan	4.31%		03/31/2021	100,000
	2.91%	(1)		$377,000
(1) Represents a weighted average interest rate.

Effective April 1, 2014, we entered into an Amended, Restated and Consolidated Credit Agreement (the "Amended Agreement") which provides for a $250.0 million unsecured revolving credit facility, a $250.0 million five-year unsecured term loan, and a $100.0 million seven-year unsecured term loan. The Amended Agreement amended, restated and consolidated the agreements governing our prior $215.0 million revolving credit facility, $125.0 million unsecured term loan, and $120.0 million term loan. The maturity date of the revolving credit facility was extended to March 30, 2018, with an additional one-year extension option, and the $250.0 million five-year term loan and $100,0 million seven-year term loan have maturity dates of March 29, 2019 and March 31, 2021, respectively. The unsecured revolving credit facility bears interest at LIBOR plus an applicable margin which ranges from 1.40% to 2.00% based on our overall leverage, and is currently 1.40% resulting in an all-in rate of 1.60%. The $250.0 million five-year term loan bears interest at LIBOR plus an applicable margin which ranges from 1.35% to 1.90% based on our overall leverage, and is currently 1.35% resulting in a weighted average all-in rate of 2.51%, after giving effect to the floating-fixed-rate interest rate swaps. The $100.0 million seven-year term loan bears interest at LIBOR plus an applicable margin which ranges from 1.75% to 2.30% based on our overall leverage, and is currently 1.75%, resulting in an all-in rate of 4.31%, after accounting for the floating-fixed-rate interest rate swap.

The $100.0 million seven-year term loan tranche had a delayed-draw feature which allowed us to draw all or a portion of the $100.0 million commitment in not more than two draws over a 12-month period. We drew the full amount on April 8, 2014. Additionally, we amended our $10.0 million unsecured working capital credit facility under terms and conditions similar to the Amended Agreement.

Effective June 12, 2013, we entered into a floating-to-fixed interest rate swap related to one-month LIBOR with a value of $120.0 million, locking LIBOR at 1.6% through June 11, 2018. On April 1, 2014, we dedesignated two of our existing floating-to-fixed interest rate swaps totaling $125.0 million that were previously associated with the $125.0 million five-year term loan and redesignated the swaps as a cash flow hedge that locks LIBOR at 0.7% through September 27, 2017. Additionally, on April 1, 2014, we entered into a new $5.0 million floating-to-fixed interest rate swap that locks LIBOR at 1.7% through April 1, 2019.

We monitor a number of leverage and other financial metrics including, but not limited to, total debt to total asset value ratio, as defined in the loan agreements for our senior unsecured revolving credit facility and unsecured working capital credit facility.  In addition, we also monitor interest and fixed charge coverage ratios, as well as our net debt to EBITDA multiple.  The interest coverage ratio is computed by comparing the cash interest accrued to EBITDA. The interest coverage ratio for the six months ended June 30, 2014 and 2013 was 3.5 and 4.1 times, respectively. The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA.  The fixed charge coverage ratio for the six months ended June 30, 2014 and 2013 was 3.2 and 2.8 times, respectively.  The net debt to EBITDA multiple is computed by comparing our share of net debt to EBITDA for the current quarter, as annualized and adjusted pro forma for any completed investment activity.  The net debt to EBITDA multiple for the six months ended June 30, 2014 and 2013 was 6.6 and 6.2 times, respectively.  We believe various leverage and other financial metrics we monitor provide useful information on total debt levels as well as our ability to cover interest, principal and/or preferred dividend payments. See " – EBITDA" for a reconciliation of cash flows provided by operating activities to EBITDA for the six months ended June 30, 2014 and 2013.

Mortgage Notes Payable.  At June 30, 2014, we had $1.1 billion of mortgage notes payable, including unamortized premium on debt acquired of $15.2 million, with an average effective interest rate of 4.67%.

The table below presents the principal payments due and weighted average interest rates for total mortgage notes payable at June 30, 2014 (in thousands):

	Weighted Average Interest Rate	Total Mortgage Maturities	Balloon Payments	Recurring Principal Amortization
Schedule of Mortgage Maturities by Years:
2014	5.4%	$6,120	$—	$6,120
2015	4.0%	31,459	14,013	17,446
2016	4.6%	262,095	244,746	17,349
2017	5.4%	178,170	161,939	16,231
2018	4.5%	180,738	162,229	18,509
Thereafter	4.5%	437,619	413,411	24,208
Total principal maturities		1,096,201	996,338	99,863
Fair value premium on mortgage debt acquired	N/A	15,185	N/A	N/A
Total principal maturities and fair value premium on mortgage debt acquired	4.7%	$1,111,386	$996,338	$99,863
Fair value at June 30, 2014		$1,093,863

Equity

We have a universal shelf registration statement on Form S-3 (No. 333-193203) that was automatically effective upon filing on January 6, 2014.  We may offer an indeterminate number or amount, as the case may be, of (i) shares of common stock, par value $.001 per share; (ii) shares of preferred stock, par value $.001 per share; (iii) depository shares representing our preferred stock; (iv) warrants to purchase common stock, preferred stock or depository shares representing preferred stock; and (v) rights to purchase our common stock, all of which may be issued from time to time on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended (the "Act").

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

On May 28, 2014, we entered into the Sales Agreement with various agents whereby we may sell, from time to time, shares of our common stock, par value $.001 per share, having aggregate gross sales proceeds of up to $150.0 million through an "at-the-market" equity offering program. Sales may be made to the agents in their capacity as sales agents or as principals. We intend to use the net proceeds for general corporate purposes, which may include repaying temporarily amounts outstanding from time to time under our unsecured revolving credit facility, for working capital and capital expenditures, and to fund potential acquisitions or development of office and parking properties. We are required to pay each agent a commission that will not exceed, but may be lower than, 2.0% of the gross sales price of the shares sold through such agent.

During the three months ended June 30, 2014, we sold 171,800 shares of common stock under the program for net offering proceeds of approximately $3.5 million after deducting commissions of approximately $53,000. We used the net proceeds for general corporate purposes, including repaying amounts outstanding under our unsecured revolving credit facility, and to fund acquisitions and development of office and parking properties.

Risk Management Objective of Using Derivatives

We are exposed to certain risk arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and our known or expected cash payments principally related to our investments and borrowings.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During 2014, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. See Note 7 - Fair Values of Financial Instruments for the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets as of June 30, 2014 and 2013.

Tabular Disclosure of the Effect of Derivative Instruments on the Combined Statements of Operations and Comprehensive Loss

The table below presents the effect of our derivative financial instruments on our consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2014 and 2013 (in thousands):

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Amount of gain (loss) recognized in other comprehensive loss on derivatives	$(6,235)	$5,992	$(7,874)	$6,481
Amount of loss reclassified from accumulated other comprehensive loss into interest expense	(2,077)	(1,533)	(3,530)	(2,810)
Amount of loss recognized in income on derivatives (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	(197)	(386)	(197)	(386)

Credit Risk-Related Contingent Features

We have entered into agreements with each of our derivative counterparties that provide that if we default or are capable of being declared in default on any of its indebtedness, then we could also be declared in default on our derivative obligations.

As of June 30, 2014, the fair value of derivatives in a liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $11.6 million. As of June 30, 2014, we had not posted any collateral related to these agreements and were not in breach of any agreement provisions. If we had breached any of these provisions, we could have been required to settle our obligations under the agreements at their aggregate termination value of $10.5 million at June 30, 2014.

Capital Expenditures

During the six months ended June 30, 2014, we incurred $15.1 million in recurring capital expenditures on a consolidated basis, with $11.8 million representing our share of such expenditures.  These costs include tenant improvements, leasing costs and recurring building improvements. During the six months ended June 30, 2014, we incurred $17.9 million related to upgrades on properties acquired in recent years that were anticipated at the time of purchase and major renovations that are nonrecurring in nature to office and parking properties, with $18.4 million representing our share of such expenditures.  All such improvements were financed with cash flow from the properties, capital expenditure escrow accounts, borrowings under our senior unsecured revolving credit facility and contributions from joint venture partners.

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

During the six months ended June 30, 2014, we paid $37.2 million in dividends to our common stockholders and $2.0 million to the common unit holders of our operating partnership. These dividends and distributions were funded with cash flow from the properties, proceeds from the sales of properties, borrowings on our unsecured credit facility and proceeds from the issuance of common stock.

Contractual Obligations

See information appearing under the caption "– Financial Condition – Comparison of the six months ended June 30, 2014 to the year ended December 31, 2013 – Notes Payable to Banks" and "– Liquidity and Capital Resources – Mortgage Notes Payable" for a discussion of changes in long-term debt since December 31, 2013.

Critical Accounting Policies and Estimates

Our investments are generally made in office and parking properties.  Therefore, we are generally subject to risks incidental to the ownership of real estate.  Some of these risks include changes in supply or demand for office and parking properties or customers for such properties in an area in which we have buildings; changes in real estate tax rates; and changes in federal income tax, real estate and zoning laws.  Our discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements.  Our Consolidated Financial Statements include the accounts of Parkway Properties, Inc., our majority owned subsidiaries, and joint ventures in which we have a controlling interest. We also consolidate subsidiaries where the entity is a variable interest entity and we are the primary beneficiary.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period.  Actual results could differ from our estimates.

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

Recent Accounting Pronouncements

Effective January 1, 2014, we adopted the new guidance issued by the Financial Accounting Standards Board ("FASB"), Accounting Standards Update No. ("ASU") 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This update amends the criteria for reporting discontinued operations to, among other things, raise the threshold for disposals to qualify as discontinued operations, and only disposals that represent a strategic shift in operations that is material will be presented as discontinued operations. This update is effective for interim and annual reporting periods, beginning after December 15, 2014, with early adoption permitted. We expect to present 2014 property sales, to the extent they do not represent a strategic shift in operations, in the continuing operations section of the consolidated statements of operations and comprehensive loss with the exception of those properties previously included as held for sale at December 31, 2013. Our 2014 sales of the Woodbranch Building and Mesa Corporate Center are included in discontinued operations for the three months ended March 31, 2014 as these properties were previously classified as held for sale at December 31, 2013.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This update was initiated in a joint project between the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosure requirements; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This update is effective for interim and annual reporting periods, beginning after December 15, 2016, and early application is not permitted. The standard allows for either "full retrospective" adoption, meaning the standard is applied to all of the periods presented, or "modified retrospective" adoption, meaning the standard is applied only to the most current period presented in the financial statements. We are currently assessing this guidance for future implementation.

Funds From Operations ("FFO")

Management believes that FFO is an appropriate measure of performance for equity REITs and computes this measure in accordance with the National Association of Real Estate Investment Trusts' ("NAREIT") definition of FFO (including any guidance that NAREIT releases with respect to the definition).  Funds from operations is defined by NAREIT as net income (computed in accordance with GAAP), reduced by preferred dividends, excluding gains or losses from sale of previously depreciable real estate assets, impairment charges related to depreciable real estate and extraordinary items under GAAP, plus depreciation and amortization, and after adjustments to derive our pro rata share of FFO of consolidated and unconsolidated joint ventures.  Further, we do not adjust FFO to eliminate the effects of non-recurring charges.  We believe that FFO is a meaningful supplemental measure of our operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses.  However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient.  Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP.  We believe that the use of FFO, combined with the required GAAP presentations, has been beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of operating results among such companies more meaningful.  FFO as reported by us may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition.  FFO does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States and is not an indication of cash available to fund cash needs.  FFO should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity.

The following table presents a reconciliation of the net income (loss) for Parkway Properties, Inc. to FFO for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended
	June 30,
	2014	2013
Net income (loss) for Parkway Properties, Inc.	$1,000	$(8,788)
Adjustments to derive funds from operations:
Depreciation and amortization	85,261	57,776
Depreciation and amortization – discontinued operations	116	3,321
Noncontrolling interest – unit holders	(7)	(2)
Impairment loss on depreciable real estate	—	4,600
Gains on sale of real estate (Parkway's share)	(16,752)	(542)
Adjustments for noncontrolling interests and unconsolidated joint ventures	(412)	(14,084)
Funds from operations for Parkway Properties, Inc.	69,206	42,281
Preferred dividends	—	(3,433)
Dividends on preferred stock redemption	—	(6,604)
Funds from operations attributable to common stockholders	$69,206	$32,244

The following table presents a reconciliation of funds from operations attributable to common stockholders to recurring funds from operations for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended
	June 30,
	2014	2013
Funds from operations attributable to common stockholders	$69,206	$32,244
Adjustments to derive recurring funds from operations:
Loss on extinguishment of debt - prepayment expenses	339	572
Acquisition costs	1,134	1,645
Lease termination fee income	(313)	(195)
Non-cash adjustment for interest rate swaps	121	(630)
Dividends on preferred stock redemption	—	6,604
Realignment expenses	4,044	460
Recurring funds from operations	$74,531	$40,700

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

We view EBITDA primarily as a liquidity measure and, as such, the GAAP financial measure most directly comparable to it is cash flows provided by operating activities.  Because EBITDA is not a measure of financial performance calculated in accordance with GAAP, it should not be considered in isolation or as a substitute for operating income, net income, or cash flows provided by operating, investing and financing activities prepared in accordance with GAAP.  The following table reconciles cash flows provided by operating activities to EBITDA for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended
	June 30,
	2014	2013
	(Unaudited)
Cash flows provided by operating activities	$18,601	$39,716
Amortization of (above) below market leases	5,074	(1,572)
Interest expense	32,855	20,404
Loss on extinguishment of debt - prepayment expenses	339	572
Amortization of financing costs	1,740	1,145
Amortization of debt premium, net	(2,678)	—
Non-cash adjustment for interest rate swaps	121	(630)
Acquisition costs (Parkway's share)	1,134	1,645
Tax expense - current	599	244
Change in deferred leasing costs	(3,783)	3,991
Change in condominium units	(3,472)	—
Change in receivables and other assets	33,963	22,059
Change in accounts payable and other liabilities	24,257	(9,511)
Adjustments for noncontrolling interests and unconsolidated joint ventures	342	(18,337)
EBITDA	$109,092	$59,726

The reconciliation of net income (loss) for Parkway Properties, Inc. to EBITDA and the computation of our proportionate share of interest and fixed charge coverage ratios, as well as the net debt to EBITDA multiple is as follows for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended
	June 30,
	2014	2013
	(Unaudited)
Net income (loss) for Parkway Properties, Inc.	$1,000	$(8,788)
Adjustments to net income (loss) for Parkway Properties, Inc.:
Interest expense	32,855	20,404
Interest expense - prepayment expense	339	572
Amortization of financing costs	1,740	1,145
Amortization of debt premium, net	(2,678)	—
Non-cash adjustment for interest rate swaps	121	(630)
Acquisition costs (Parkway's share)	1,134	1,645
Depreciation and amortization	85,377	61,097
Amortization of share-based compensation	5,294	1,321
Gains on sale of real estate (Parkway's share)	(16,752)	(542)
Impairment loss on office and parking properties	—	4,600
Tax expense (benefit)	599	(891)
EBITDA adjustments - noncontrolling interest in real estate partnerships and unconsolidated joint ventures	63	(20,207)
EBITDA (1)	$109,092	$59,726
Interest coverage ratio:
EBITDA	$109,092	$59,726
Interest expense:
Interest expense	$32,855	$20,404
Interest expense - noncontrolling interest in real estate partnerships and unconsolidated joint ventures	(1,586)	(5,979)
Total interest expense	$31,269	$14,425
Interest coverage ratio	3.5	4.1
Fixed charge coverage ratio:
EBITDA	$109,092	$59,726
Fixed charges:
Interest expense	$31,269	$14,425
Preferred dividends	—	3,433
Principal payments	2,431	3,446
Total fixed charges	$33,700	$21,304
Fixed charge coverage ratio	3.2	2.8
Net Debt to EBITDA multiple:
Annualized Adjusted EBITDA (2)	$224,155	$128,206
Parkway's share of total debt:
Mortgage notes payable	$1,111,386	$724,090
Notes payable to banks	377,000	313,000
Adjustments for noncontrolling interest in real estate partnerships and unconsolidated joint ventures	47,866	(230,213)
Parkway's share of total debt	1,536,252	806,877
Less: Parkway's share of cash	(57,444)	(16,249)
Parkway's share of net debt	$1,478,808	$790,628
Net Debt to EBITDA multiple	6.6	6.2

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

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at June 30, 2014.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2014. There were no changes in our internal control over financial reporting during the second quarter of 2014 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We and our subsidiaries are, from time to time, parties to litigation arising from the ordinary course of business. Our management does not believe that any such litigation will materially affect our financial position or operations.

Item 1A. Risk Factors

For a discussion of other potential risks and uncertainties, please refer to Item 1A - Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 25, 2014, we issued 6,044 shares of common stock to TPG VI Management, LLC as payment of a monitoring fee pursuant to the Management Services Agreement dated June 5, 2012, which we entered into in connection with the 2012 investment transaction with TPG IV Pantera Holdings, L.P.  The common stock was issued in a transaction that was not registered under the Act, in reliance on Section 4(a)(2) of the Act.

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

10.1
Amended, Restated & Consolidated Credit Agreement dated as of April 1, 2014 by and among Parkway Properties LP, Parkway Properties, Inc., Wells Fargo Bank, National Association as Administrative Agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed April 7, 2014).

10.2
Amended, Restated & Consolidated Guaranty dated as of April 1, 2014 by the Company and certain subsidiaries of the Company party thereto in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed April 7, 2014).

10.3
Fourth Amendment to Limited Partnership Agreement of Parkway Properties Office Fund II, L.P., dated April 10, 2014, by and among PPOF II, LLC, Parkway Properties LP and Teacher Retirement System of Texas (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed April 16, 2014).

10.4	Indemnification Agreement dated June 16, 2014 by and between Parkway Properties, Inc. and David R. O'Reilly (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 17, 2014).

10.5	Indemnification Agreement dated June 16, 2014 by and between Parkway Properties, Inc. and M. Jayson Lipsey (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed June 17, 2014).

10.6	Indemnification Agreement dated June 16, 2014 by and between Parkway Properties, Inc. and Jeremy R. Dorsett (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed June 17, 2014).

10.7	Indemnification Agreement dated June 16, 2014 by and between Parkway Properties, Inc. and Henry F. Pratt III (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed June 17, 2014).

10.8	Indemnification Agreement dated June 16, 2014 by and between Parkway Properties, Inc. and Avi Banyasz (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed June 17, 2014).

10.9	Indemnification Agreement dated June 16, 2014 by and between Parkway Properties, Inc. and Charles T. Cannada (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed June 17, 2014).

10.10	Indemnification Agreement dated June 16, 2014 by and between Parkway Properties, Inc. and Edward M. Casal (incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed June 17, 2014).

10.11	Indemnification Agreement dated June 16, 2014 by and between Parkway Properties, Inc. and Kelvin L. Davis (incorporated by reference to Exhibit 10.8 to the Company's Form 8-K filed June 17, 2014).

10.12	Indemnification Agreement dated June 16, 2014 by and between Parkway Properties, Inc. and Laurie L. Dotter (incorporated by reference to Exhibit 10.9 to the Company's Form 8-K filed June 17, 2014).

10.13	Indemnification Agreement dated June 16, 2014 by and between Parkway Properties, Inc. and James R. Heistand (incorporated by reference to Exhibit 10.10 to the Company's Form 8-K filed June 17, 2014).

10.14	Indemnification Agreement dated June 16, 2014 by and between Parkway Properties, Inc. and C. William Hosler (incorporated by reference to Exhibit 10.11 to the Company's Form 8-K filed June 17, 2014).

10.15	Indemnification Agreement dated June 16, 2014 by and between Parkway Properties, Inc. and Adam S. Metz (incorporated by reference to Exhibit 10.12 to the Company's Form 8-K filed June 17, 2014).

10.16	Indemnification Agreement dated June 16, 2014 by and between Parkway Properties, Inc. and Brenda J. Mixson (incorporated by reference to Exhibit 10.13 to the Company's Form 8-K filed June 17, 2014).

10.17	Indemnification Agreement dated June 16, 2014 by and between Parkway Properties, Inc. and James A. Thomas (incorporated by reference to Exhibit 10.14 to the Company's Form 8-K filed June 17, 2014).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Parkway Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations and comprehensive loss, (iii) consolidated statement of changes in equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.**

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 7, 2014
  PARKWAY PROPERTIES, INC.

  BY: /s/ Scott E. Francis

Scott E. Francis
  Senior Vice President and
  Chief Accounting Officer