Form 10-Q
period 2014-09-30
PARKWAY PROPERTIES INC
filed 2014-10-30
CIK 729237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended September 30, 2014
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

There were 111,118,265 shares of Common Stock, $.001 par value, and 4,213,104 shares of Limited Voting Stock, $.001 par value, outstanding at October 27, 2014.

PARKWAY PROPERTIES, INC.
FORM 10-Q
TABLE OF CONTENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q that are not in the present or past tense or discuss the Company's expectations (including the use of the words "anticipate" "believe" "expect" "intend" "project" "should" or similar expressions) are forward-looking statements within the meaning of the federal securities laws and as such are based upon the Company's current belief as to the outcome and timing of future events.  Examples of forward-looking statements include projected capital resources, projected profitability and portfolio performance, estimates of market rental rates, projected capital improvements, expected sources of financing, expectations as to the timing of closing of acquisitions, dispositions or other transactions, the ability to complete acquisitions and dispositions and the risks associated therewith, the expected operating performance of anticipated near-term acquisitions and descriptions relating to these expectations, including without limitation, the anticipated net operating income yield.  Forward-looking statements involve risks and uncertainties (some of which are beyond our control) and are subject to change based upon various factors, including but not limited to, the following risks and uncertainties: changes in the real estate industry and in performance of the financial markets; the actual or perceived impact of U.S. monetary policy; competition in the leasing market; the demand for and market acceptance of our properties for rental purposes; oversupply of office properties in our geographic markets; the amount and growth of our expenses; customer financial difficulties and general economic conditions, including increasing interest rates, as well as economic conditions in our geographic markets; defaults or non-renewal of leases; risks associated with joint venture partners; risks associated with the ownership and development of real property, including risks related to natural disasters; risks associated with property acquisitions; the failure to acquire or sell properties as and when anticipated; termination or non-renewal of property management contracts; the bankruptcy or insolvency of companies for which we provide property management services or the sale of these properties; the outcome of claims and litigation involving or affecting us; the ability to satisfy conditions necessary to close pending transactions and the ability to successfully integrate businesses; compliance with environmental and other regulations, including real estate and zoning laws; our inability to obtain financing; our inability to use net operating loss carryforwards; our failure to maintain our status as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"); and other risks and uncertainties detailed from time to time in our SEC filings. A discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as well as risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q and identified in other documents filed by us with the SEC. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, our business, financial condition, liquidity, cash flows and financial results could differ materially from those expressed in any forward-looking statement. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict the occurrence of those matters or the manner in which they may affect us. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes.

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2014	2013
Assets
Real estate related investments:
Office and parking properties	$2,862,603	$2,548,036
Accumulated depreciation	(296,140)	(231,241)
Total real estate related investments, net	2,566,463	2,316,795

Condominium units	12,843	19,900
Mortgage loan receivable	3,438	3,502
Investment in unconsolidated joint ventures	130,511	151,162
Cash and cash equivalents	127,857	58,678
Receivables and other assets	273,333	178,684
Intangible assets, net	146,158	166,756
Assets held for sale	—	16,260
Management contract intangibles, net	7,853	13,764
Total assets	$3,268,456	$2,925,501

Liabilities
Notes payable to banks	$350,000	$303,000
Mortgage notes payable	1,107,628	1,097,493
Accounts payable and other liabilities	177,527	188,921
Liabilities related to assets held for sale	—	566
Total liabilities	1,635,155	1,589,980

Equity
Parkway Properties, Inc. stockholders' equity:
Common stock, $.001 par value, 215,500,000 shares authorized and 109,577,165 and 87,222,221 shares issued and outstanding in 2014 and 2013, respectively	110	87
Limited voting stock, $.001 par value, 4,500,000 authorized and 4,213,104 shares issued and outstanding	4	4
Additional paid-in capital	1,815,064	1,428,026
Accumulated other comprehensive loss	(3,304)	(2,179)
Accumulated deficit	(465,173)	(409,338)
Total Parkway Properties, Inc. stockholders' equity	1,346,701	1,016,600
Noncontrolling interests	286,600	318,921
Total equity	1,633,301	1,335,521
Total liabilities and equity	$3,268,456	$2,925,501

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Income from office and parking properties	$105,507	$68,855	$303,012	$200,811
Management company income	5,143	4,470	16,572	13,302
Sale of condominium units	5,097	—	10,736	—
Total revenues	115,747	73,325	330,320	214,113
Expenses
Property operating expense	41,964	28,130	119,604	80,241
Management company and other expenses	3,351	5,009	15,364	13,990
Cost of sales – condominium units	4,375	—	8,712	—
Depreciation and amortization	46,481	29,828	131,742	87,604
General and administrative	8,975	9,366	26,139	18,271
Acquisition costs	1,129	1,133	2,263	2,779
Total expenses	106,275	73,466	303,824	202,885
Operating income (loss)	9,472	(141)	26,496	11,228
Other income and expenses
Interest and other income	121	434	890	619
Equity in earnings (losses) of unconsolidated joint ventures	191	393	(783)	472
Gain on sale of in-substance real estate	—	—	6,289	—
Gain on sale of real estate	6,664	—	6,664	—
Interest expense	(16,543)	(11,520)	(48,920)	(33,011)
Loss before income taxes	(95)	(10,834)	(9,364)	(20,692)
Income tax benefit (expense)	(164)	839	(762)	1,730
Loss from continuing operations	(259)	(9,995)	(10,126)	(18,962)
Discontinued operations:
Loss from discontinued operations	(289)	(4,863)	(381)	(7,532)
Gain on sale of real estate from discontinued operations	—	11,545	10,463	12,087
Total discontinued operations	(289)	6,682	10,082	4,555
Net loss	(548)	(3,313)	(44)	(14,407)
Net loss attributable to noncontrolling interests – unit holders	51	1	58	3
Net loss attributable to noncontrolling interests – real estate partnerships	12	1,006	501	3,310
Net income (loss) for Parkway Properties, Inc.	(485)	(2,306)	515	(11,094)
Dividends on preferred stock	—	—	—	(3,433)
Dividends on preferred stock redemption	—	—	—	(6,604)
Net income (loss) attributable to common stockholders	$(485)	$(2,306)	$515	$(21,131)

Net loss	$(548)	$(3,313)	$(44)	$(14,407)
Other comprehensive income (loss)	3,404	(1,778)	(747)	7,562
Comprehensive income (loss)	2,856	(5,091)	(791)	(6,845)
Comprehensive (income) loss attributable to noncontrolling interests	(242)	1,246	181	(2,176)
Comprehensive income (loss) attributable to common stockholders	$2,614	$(3,845)	$(610)	$(9,021)

Net income (loss) per common share attributable to Parkway Properties, Inc.:
Basic:
Loss from continuing operations attributable to Parkway Properties, Inc.	$—	$(0.13)	$(0.09)	$(0.39)
Discontinued operations	—	0.10	0.10	0.06
Basic net income (loss) attributable to Parkway Properties, Inc.	$—	$(0.03)	$0.01	$(0.33)
Diluted:
Loss from continuing operations attributable to Parkway Properties, Inc.	$—	$(0.13)	$(0.09)	$(0.39)
Discontinued operations	—	0.10	0.09	0.06
Diluted net loss attributable to Parkway Properties, Inc.	$—	$(0.03)	$—	$(0.33)
Weighted average shares outstanding:
Basic	100,016	68,564	98,825	64,689
Diluted	100,016	68,564	104,217	64,689
Amounts attributable to Parkway Properties, Inc. common stockholders:
Loss from continuing operations attributable to Parkway Properties, Inc.	$(307)	$(8,722)	$(9,161)	$(25,154)
Discontinued operations	(178)	6,416	9,676	4,023
Net income (loss) attributable to common stockholders	$(485)	$(2,306)	$515	$(21,131)

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share and per share data)
(Unaudited)

	Parkway Properties, Inc. Stockholders' Equity
	Common Stock	Limited Voting Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$87	$4	$1,428,026	$(2,179)	$(409,338)	$318,921	$1,335,521
Net income (loss)	—	—	—	—	515	(559)	(44)
Other comprehensive income (loss)	—	—	—	(1,125)	—	378	(747)
Common dividends declared – $0.5625 per share	—	—	—	—	(56,350)	(2,925)	(59,275)
Share-based compensation	1	—	5,764	—	—	—	5,765
Issuance of 16,481 shares to directors	—	—	309	—	—	—	309
Issuance of 22,216,900 shares of common stock, net of offering costs	22	—	391,112	—	—	—	391,134
Issuance of 19,122 shares pursuant to TPG Management Services Agreement	—	—	375	—	—	—	375
Issuance of 85,649 operating partnership units	—	—	—	—	—	1,546	1,546
Exercise of Madison International Realty's put option related to merger with Thomas Properties Group, Inc.	—	—	(10,522)	—	—	(31,017)	(41,539)
Contribution of capital by noncontrolling interests	—	—	—	—	—	2,348	2,348
Distributions to noncontrolling interests	—	—	—	—	—	(129)	(129)
Purchase of noncontrolling interest's share of office and parking properties owned by Parkway Properties Office Fund II, L.P.	—	—	—	—	—	(1,963)	(1,963)
Balance at September 30, 2014	$110	$4	$1,815,064	$(3,304)	$(465,173)	$286,600	$1,633,301

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net loss	$(44)	$(14,407)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	131,742	87,604
Depreciation and amortization – discontinued operations	116	4,236
Amortization of above (below) market leases	(8,916)	2,238
Amortization of above market leases – discontinued operations	—	39
Amortization of financing costs	2,551	1,841
Amortization of financing costs – discontinued operations	—	15
Amortization of debt premium, net	(4,110)	—
Non-cash adjustment for interest rate swaps	37	—
Share-based compensation expense	6,449	3,322
Deferred income tax benefit	(1,973)	(1,704)
Gain on sale of real estate investments	(6,664)	—
Gain on sale of real estate investments – discontinued operations	(10,463)	(12,087)
Gain on sale of in-substance real estate	(6,289)	—
Non-cash impairment loss on real estate – discontinued operations	—	10,200
Equity in (earnings) losses of unconsolidated joint ventures	783	(472)
Change in deferred leasing costs	2,403	(9,856)
Changes in operating assets and liabilities:
Change in condominium units	7,057	—
Change in receivables and other assets	(46,821)	(22,319)
Change in accounts payable and other liabilities	(26,374)	25,511
Net cash provided by operating activities	39,484	74,161
Investing activities
Issuance of mortgage loan receivable	—	(3,523)
Proceeds from mortgage loan receivable	64	—
Investment in unconsolidated joint ventures	(3,417)	(86,685)
Distributions from unconsolidated joint ventures	4,340	—
Investment in real estate	(282,352)	(187,442)
Proceeds from sale of in-substance real estate	24,923	—
Issuance of note receivable, net	—	(78,800)
Proceeds from sale of real estate	42,371	53,921
Real estate development	(8,276)	(745)
Improvements to real estate	(40,201)	(23,519)
Net cash used in investing activities	(262,548)	(326,793)
Financing activities
Principal payments on mortgage notes payable	(42,203)	(61,576)
Proceeds from mortgage notes payable	481	178,000
Proceeds from bank borrowings	259,259	464,234
Payments on bank borrowings	(212,259)	(335,234)
Debt financing costs	(4,106)	(2,747)
Purchase of Company stock	—	(44)
Dividends paid on common stock	(55,855)	(28,956)
Dividends paid on common units of operating partnership	(2,925)	—
Dividends paid on preferred stock	—	(3,433)
Acquisition of noncontrolling interests	(43,502)	—
Contributions from noncontrolling interest partners	2,348	—
Distributions to noncontrolling interest partners	(129)	(71,186)
Redemption of preferred stock	—	(135,532)
Proceeds from stock offerings, net of offering costs	391,134	209,768
Net cash provided by financing activities	292,243	213,294
Change in cash and cash equivalents	69,179	(39,338)
Cash and cash equivalents at beginning of period	58,678	81,856
Cash and cash equivalents at end of period	$127,857	$42,518

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)
(Unaudited)

Supplemental Cash Flow Information and Schedule of Non-Cash Investing and Financing Activity

	Nine Months Ended September 30,
	2014	2013
Supplemental cash flow information:
Cash paid for interest	$50,924	$30,835
Cash paid (received) for income taxes	2,191	(117)
Supplemental schedule of non-cash investing and financing activity:
Assumption of debt from acquisition of One Orlando Centre	55,967	—
Stock options, profits interest units, restricted share units, restricted shares and deferred incentive share units forfeited	—	(309)
Shares issued for purchase of land	—	859
Issuance of operating partnership units	1,546	—

See notes to consolidated financial statements.

Parkway Properties, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

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

The Company consolidates certain joint ventures where it exercises significant control over major operating and management decisions, or where the Company is the sole general partner and the limited partners do not possess kick-out rights or other substantive participating rights.  The equity method of accounting is used for those joint ventures that do not meet the criteria for consolidation and where the Company does not control these joint ventures, but exercises significant influence. The cost method of accounting is used for investments in which the Company does not have significant influence. These investments are reviewed for impairment when indicators of impairment exist.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  All such adjustments are of a normal recurring nature.  The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. The financial statements should be read in conjunction with the 2013 annual report on Form 10-K and the audited financial statements included therein and the notes thereto.

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

Impairment of Long-Lived Assets, Including Intangible Assets

In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 360, "Property, Plant, and Equipment," the Company records impairment losses on long-lived assets, including management contract intangibles, net, used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows indicate that such carrying amounts were not expected to be recovered. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write down those assets.

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

Recent Accounting Pronouncements

Effective January 1, 2014, the Company adopted guidance issued by FASB Accounting Standards Update ("ASU") No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This update amends the criteria for reporting discontinued operations to, among other things, raise the threshold for disposals to qualify as discontinued operations, and only disposals that represent a strategic shift in operations that is material will be presented as discontinued operations. This update is effective for interim and annual reporting periods, beginning after December 15, 2014, with early adoption permitted. The Company presents 2014 property sales and will present future property sales, to the extent they do not represent a strategic shift in operations, in the continuing operations section of the consolidated statements of operations and comprehensive income (loss) with the exception of those properties previously included as held for sale at December 31, 2013. The Company's 2014 sales of the Woodbranch Building and Mesa Corporate Center are included in discontinued operations for the three and nine months ended September 30, 2014 as these properties were previously classified as held for sale at December 31, 2013. The Company's 2014 sale of the Schlumberger Building is included in the continuing operations section of the consolidated statements of operations and comprehensive income (loss) as it was not previously classified as held for sale as of December 31, 2013 and does not qualify for inclusion in discontinued operations as it does not represent a strategic shift in the Company's operations.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This update was initiated in a joint project between the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosure requirements; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This update is effective for interim and annual reporting periods, beginning after December 15, 2016, and early application is not permitted. The standard allows for either "full retrospective" adoption, meaning the standard is applied to all of the periods presented, or "modified retrospective" adoption, meaning the standard is applied only to the most recent period presented in the financial statements. The Company is currently assessing this guidance for future implementation.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern." The amendments in this update provide guidance in GAAP about management's responsibilities to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The main provision of the amendments are for an entity's management, in connection with the preparation of financial statements, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Management's evaluation should be based on relevant conditions and events that are known or reasonably knowable at the date the financial statements are issued. When management identifies conditions or events that raise substantial doubt about an entity's ability to continue as a going concern, the entity should disclose information that enables users of the financial statements to understand all of the following: (1) principal conditions or events that raised substantial doubt about the entity's ability to continue as a going concern (before consideration of management's plans); (2) management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations; and (3) management's plans that alleviated substantial doubt about the entity's ability to continue as a going concern or management's plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. The amendments in this update are effective for interim and annual reporting periods after December 15, 2016 and early application is permitted. The Company is currently assessing this guidance for future implementation.

Note 2 – Investment in Office and Parking Properties

Included in investment in office and parking properties at September 30, 2014 are 45 office and parking properties located in eight states. These office and parking properties include two office properties acquired through the December 2013 merger transactions (the "Mergers") with Thomas Properties Group, Inc. ("TPGI").

Acquisitions

On January 30, 2014, the Company completed the acquisition of the JTB Center, a complex of three office buildings located in the Deerwood submarket of Jacksonville, Florida, for a gross purchase price of $33.3 million. The JTB Center was unencumbered by secured indebtedness and financed through available cash.

On April 10, 2014, the Company completed the acquisition of Courvoisier Centre, a complex of two office buildings located in the Brickell submarket of Miami, Florida, for a gross purchase price of $145.8 million. The acquisition was financed through available cash and borrowings under the Company's term loans.

On April 14, 2014, the Company commenced construction of Hayden Ferry Lakeside III, a planned office development in the Tempe submarket of Phoenix, Arizona. The Company's operating partnership, Parkway Properties LP (the "operating partnership"), entered into an amendment to the partnership agreement of Parkway Properties Office Fund II L.P. ("Fund II") to, among other things, authorize the Hayden Ferry Lakeside III development and authorize the general partner of Fund II to transfer an interest in the ownership of Hayden Ferry Lakeside III, a subsidiary of Fund II, to the operating partnership for $2.0 million. The Company now owns a 70% indirect controlling interest in Hayden Ferry Lakeside III. Costs related to planning, developing, leasing and constructing the property, including costs of development personnel working directly on projects under development, are capitalized. For the nine months ended September 30, 2014, development costs incurred totaled $11.7 million. On July 2, 2014, Fund II closed on a construction loan secured by Hayden Ferry Lakeside III. See "Note 6 – Capital and Financing Transactions – Mortgage Notes Payable" for additional details.

On April 14, 2014, the Company completed the acquisition of One Orlando Centre, an office building located in the central business district of Orlando, Florida, for a gross purchase price of $55.1 million. The Company made an $8.0 million equity investment that will be held in lender reserve accounts to fund the leasing and repositioning of the asset. As part of the purchase price, the Company paid $1.1 million to acquire its 100% interest in the property and simultaneously with the equity investment, the existing $68.3 million first mortgage note secured by the property was restructured into a new $54.0 million first mortgage and a $15.3 million subordinated note.

On July 3, 2014, the Company completed the acquisition of Millenia Park One, an office building located in the Millenia submarket of Orlando, Florida, for a gross purchase price of $25.5 million. The acquisition was funded using available cash and borrowings from the Company's credit facility.

On July 29, 2014, the Company purchased a first mortgage note in an original principal amount of $50.0 million secured by The Forum at West Paces, an office building located in the Buckhead submarket of Atlanta, Georgia. The total purchase price for the note, which was previously under special servicer oversight, was $47.0 million. The note purchase was funded with borrowings under the Company's credit facility. On August 19, 2014, the Company took ownership of The Forum at West Paces by way of a deed in lieu of foreclosure.

On September 19, 2014, the Company reached an agreement to acquire a portfolio of 22 properties located in six states (the “Southern U.S. Office Properties Acquisition”) for an aggregate gross purchase price of $475.0 million, including an earnest money deposit of $35.0 million. The Company intends to sell 19 of the properties and retain ownership of Corporate Center I, II and III at International Plaza, located in the Westshore submarket of Tampa, Florida and adjacent to the Company's Corporate Center IV at International Plaza. On October 5, 2014, the Company reached an agreement to sell the membership interests of certain entities that own the 19 properties for an aggregate gross sales price of $237.0 million, before adjustments for transfer taxes, prorations, and other customary closing costs and adjustments.

The allocation of purchase price related to tangible and intangible assets and liabilities based on Level 2 and Level 3 inputs for the JTB Center, Courvoisier Centre (1), One Orlando Centre, Millenia Park One, and The Forum at West Paces upon foreclosure is as follows (in thousands):

Amount
Land	$72,184
Office and parking properties	188,629
Tenant improvements	18,407
Lease commissions	6,967
Lease in place value	15,362
Above market leases	5,035
Below market leases	(3,369)
Mortgage debt premium (2)	(1,967)
(1) The purchase price of Courvoisier Centre was reduced by $5.3 million of credits from the seller.
(2) Mortgage debt assumed with the purchase of One Orlando Centre.

The allocation of the purchase price was based on preliminary estimates and is subject to change within the measurement period as valuations are finalized.

The Company's unaudited pro forma results of operations after giving effect to the purchases of the JTB Center, Courvoisier Centre, One Orlando Centre, Millenia Park One and The Forum at West Paces as if the purchases had occurred on January 1, 2013 is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$113,594	$110,186	$331,118	$321,185
Net loss attributable to common stockholders	$(615)	$(596)	$(990)	$(960)
Basic net loss attributable to common stockholders per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Diluted net loss attributable to common stockholders per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Dispositions

On September 4, 2014, the Company sold the Schlumberger Building located in Houston, Texas. The Company received approximately $17.0 million in gross proceeds. The Company received $16.2 million in net proceeds from the sale, which the Company expects to use to fund subsequent acquisitions. The Company recorded a gain of approximately $6.7 million during the three months ended September 30, 2014.

In accordance with the Company's adoption of ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," effective January 1, 2014, the sale of the Schlumberger Building was not included in discontinued operations as it was not previously classified as held for sale as of December 31, 2013 and does not represent a strategic shift in the Company's operations. For details regarding dispositions included in discontinued operations during the nine months ended September 30, 2014, see "Note 11 – Discontinued Operations."

Note 3 – Mortgage Loan Receivable

On June 3, 2013, the Company issued a first mortgage loan to an affiliate of US Airways, which is secured by the US Airways Building, an office building located in Phoenix, Arizona. The $3.4 million mortgage loan has a fixed interest rate of 3.0% and matures on December 31, 2016.

Note 4 – Investment in Unconsolidated Joint Ventures

In addition to the 45 office and parking properties included in the consolidated financial statements, the Company has also invested in three unconsolidated joint ventures that own seven office and parking properties as of September 30, 2014. The three investments in unconsolidated joint ventures are accounted for under the equity method of accounting.

Information relating to the unconsolidated joint ventures is summarized below (in thousands):

Joint Venture Entity	Location	Parkway's Ownership%	Number of Properties	Investment Balance at September 30, 2014	Investment Balance at December 31, 2013
PKY/CalSTRS Austin, LLC ("Austin Joint Venture") (1)	Austin, TX	40.00%	5	$74,843	$93,171
US Airways Building Tenancy in Common ("US Airways Building")	Phoenix, AZ	74.58%	1	40,065	42,501
7000 Central Park JV LLC ("7000 Central Park")	Atlanta, GA	40.00%	1	15,603	15,490
			7	$130,511	$151,162
(1) The Austin Joint Venture owns the following properties: San Jacinto Center; Frost Bank Tower; One Congress Plaza; One American Center; and 300 West 6th Street.

The following table summarizes the combined balance sheet of the unconsolidated joint ventures at September 30, 2014 (in thousands):

	US Airways Building	7000 Central Park	Austin Joint Venture	Total
Cash	$148	$522	$12,963	$13,633
Restricted cash	—	200	203	403
Real estate, net	48,018	48,659	711,191	807,868
Intangible assets, net	5,214	5,262	54,118	64,594
Other assets	710	1,464	20,879	23,053
Total assets	$54,090	$56,107	$799,354	$909,551

Mortgage debt	$13,525	$30,000	$627,583	$671,108
Other liabilities	372	1,161	49,031	50,564
Partners' equity	40,193	24,946	122,740	187,879
Total liabilities and partners' equity	$54,090	$56,107	$799,354	$909,551

The following table summarizes the combined balance sheet of the unconsolidated joint ventures at December 31, 2013 (in thousands):

	US Airways Building	7000 Central Park	Austin Joint Venture	Total
Cash	$2,471	$179	$9,432	$12,082
Restricted cash	—	—	5,846	5,846
Real estate, net	49,176	49,852	723,563	822,591
Intangible assets, net	2,809	4,832	55,593	63,234
Other assets	3,145	4,147	14,638	21,930
Total assets	$57,601	$59,010	$809,072	$925,683

Mortgage debt	$13,777	$30,000	$628,066	$671,843
Other liabilities	1,143	1,687	55,552	58,382
Partners' equity	42,681	27,323	125,454	195,458
Total liabilities and partners' equity	$57,601	$59,010	$809,072	$925,683

The following table summarizes the combined statement of operations of the unconsolidated joint ventures for the three months ended September 30, 2014 (in thousands):

	US Airways Building	7000 Central Park	Austin Joint Venture	Total
Revenues	$1,126	$1,803	$25,863	$28,792
Operating expenses	—	944	10,912	11,856
Depreciation and amortization	522	1,023	9,056	10,601
Operating income (loss)	604	(164)	5,895	6,335
Interest expense	105	150	9,665	9,920
Loan cost amortization	—	35	(161)	(126)
Other expenses	—	—	—	—
Net income (loss)	$499	$(349)	$(3,609)	$(3,459)

The following table summarizes the combined statement of operations of the unconsolidated joint ventures for the nine months ended September 30, 2014 (in thousands):

	US Airways Building	7000 Central Park	Austin Joint Venture	Total
Revenues	$3,378	$5,572	$74,441	$83,391
Operating expenses	—	2,817	30,576	33,393
Depreciation and amortization	1,566	3,316	28,220	33,102
Operating income (loss)	1,812	(561)	15,645	16,896
Interest expense	312	213	28,729	29,254
Loan cost amortization	—	141	(483)	(342)
Other expenses	—	—	1	1
Net income (loss)	$1,500	$(915)	$(12,602)	$(12,017)

The following table summarizes the combined statement of operations of the unconsolidated joint ventures for the three and nine months ended September 30, 2013 (in thousands):

	US Airways Building	7000 Central Park	Austin Joint Venture	Total
Revenues	$299	$—	$—	$299
Operating expenses	—	—	—	—
Depreciation and amortization	193	—	—	193
Operating income	106	—	—	106
Interest expense	—	—	—	—
Loan cost amortization	—	—	—	—
Other expenses	—	—	—	—
Net income	$106	$—	$—	$106

With respect to the Austin Joint Venture, the Company's share of partners' equity is $49.1 million and the Company's excess investment is $25.7 million at September 30, 2014. "Excess investment" represents the unamortized difference of the Company's investment over the Company's share of the equity in the underlying net assets of the joint venture acquired and is allocated on a fair value basis primarily to investment property, lease related intangibles and debt premiums. The Company amortizes excess investment over the life of the related depreciable components of investment property, typically no greater than 40 years, the terms of the applicable leases and the applicable debt maturity, respectively. The amortization is included in the reported income (loss) from unconsolidated joint ventures.

Note 5 – Management Contract Intangibles, Net

During the second quarter of 2011, as part of the Company's combination with Eola Capital LLC ("Eola"), the Company purchased the management contracts associated with Eola's property management business. During the three and nine months ended September 30, 2014, the Company recorded amortization expense of $1.8 million and $5.3 million, respectively, on the management contracts.  At September 30, 2014, the carrying value of this management contract intangible asset, net of accumulated amortization, totaled $6.5 million.

The Company assumed a management contract intangible in connection with the Mergers. At December 19, 2013, the date of the Mergers, the contract was valued by an independent appraiser at $1.9 million using Level 3 inputs. During the three and nine months ended September 30, 2014, the Company recorded amortization expenses of $189,000 and $567,000, respectively, on this management contract intangible. At September 30, 2014, the carrying value of this management contract intangible asset, net of accumulated amortization, totaled $1.3 million.

Note 6 – Capital and Financing Transactions

Notes Payable to Banks

At September 30, 2014, the Company had $350.0 million outstanding under its unsecured revolving credit facilities and term loans. The Company was in compliance with all loan covenants under its unsecured revolving credit facilities and term loans as of September 30, 2014. The following table summarizes the Company's notes payable to banks:

Unsecured Credit Facilities and Term Loans	Interest Rate		Initial Maturity	Outstanding Balance
				(in thousands)
$10.0 Million Working Capital Credit Facility	1.70%		03/30/2018	$—
$250.0 Million Revolving Credit Facility	1.70%		03/30/2018	—
$250.0 Million Five-Year Term Loan	2.61%		03/29/2019	250,000
$100.0 Million Seven-Year Term Loan	4.46%		03/31/2021	100,000
	3.13%	(1)		$350,000
(1) Represents a weighted average interest rate based on total outstanding balances.

Effective April 1, 2014, the Company entered into an Amended, Restated and Consolidated Credit Agreement (the "Amended Agreement") which provides for a $250.0 million unsecured revolving credit facility, a $250.0 million five-year unsecured term loan and a $100.0 million seven-year unsecured term loan. The Amended Agreement amended, restated and consolidated the agreements governing the Company's prior $215.0 million revolving credit facility, $125.0 million term loan and $120.0 million term loan. The maturity date of the revolving credit facility was extended to March 30, 2018, with an additional one-year extension option, and the $250.0 million five-year term loan and $100.0 million seven-year term loan have maturity dates of March 29, 2019 and March 31, 2021, respectively.

The unsecured revolving credit facility bears interest at LIBOR plus an applicable margin which ranges from 1.40% to 2.00% based on the Company's overall leverage, and is currently 1.55% resulting in an all-in rate of 1.70%. The $250.0 million five-year term loan bears interest at LIBOR plus an applicable margin which ranges from 1.35% to 1.90% based on the Company's overall leverage, and is currently 1.45% resulting in a weighted average all-in rate of 2.61%, after giving effect to the floating-to-fixed-rate interest rate swaps. The $100.0 million seven-year term loan bears interest at LIBOR plus an applicable margin which ranges from 1.75% to 2.30% based on the Company's overall leverage, and is currently 1.90%, resulting in an all-in rate of 4.46%, after accounting for the floating-to-fixed-rate interest rate swap. For a discussion of interest rate swaps entered into in connection with the Company's term loans and unsecured revolving credit facility, see – "Interest Rate Swaps."

Additionally, effective April 1, 2014, the Company amended its $10.0 million unsecured working capital credit facility under terms and conditions similar to the Amended Agreement.

Mortgage Notes Payable

Mortgage notes payable at September 30, 2014 totaled $1.1 billion, including unamortized net premiums on debt acquired of $13.8 million, with an effective interest rate of 4.66%.

On April 14, 2014, the Company purchased One Orlando Centre in Orlando, Florida, and simultaneously restructured the existing first mortgage loan secured by the property. The existing $68.3 million first mortgage note was restructured into a new $54.0 million first mortgage note and a $15.3 million subordinated note. Upon the sale or recapitalization of the property, proceeds are to be distributed first to the lender up to the amount of outstanding principal of the first mortgage note; second, to the Company up to its equity investment; third, to the Company until it receives a 12% annual return on its equity investment; fourth, 60% to the Company and 40% to the lender until the subordinated note is repaid in full; and fifth, to the Company at 100%. At the acquisition date, and as of September 30, 2014, the fair value of the subordinated note was zero.

On July 2, 2014, Fund II closed on a construction loan secured by the Hayden Ferry Lakeside III development in the Tempe submarket of Phoenix, Arizona, for $43.0 million, or approximately 60% of the total estimated cost of the development, which will be funded subsequent to Fund II's and the Company's equity investment in the development. The loan is initially a 35% recourse loan to Fund II that will be reduced to non-recourse upon stabilization of the property. The loan is cross-collateralized with Fund II's Hayden Ferry Lakeside I, Hayden Ferry Lakeside II, Hayden Ferry Lakeside IV and the adjacent parking garage. The loan matures on July 25, 2018, is interest-only through maturity, and has an interest rate of one-month LIBOR plus 1.80% which decreases to 1.60% upon stabilization. As of September 30, 2014, the balance of the construction loan payable was approximately $481,000.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During 2014, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. See "Note 7 – Fair Values of Financial Instruments," for the fair value of the Company's derivative financial instruments as well as their classification on the Company's consolidated balance sheets as of September 30, 2014 and December 31, 2013.

Effective June 12, 2013, the Company entered into a floating-to-fixed interest rate swap related to one-month LIBOR with a value of $120.0 million, locking LIBOR at 1.6% through June 11, 2018. On April 1, 2014, the Company dedesignated two of its existing floating-to-fixed interest rate swaps totaling $125.0 million that were previously associated with the $125.0 million five-year term loan and redesignated the swaps as a cash flow hedge of the risk of changes in cash flows attributable to changes in the benchmark interest rate for one-month LIBOR related to indexed interest payments made each month, regardless of the specific debt agreement from which they may flow. The two swaps totaling $125.0 million lock LIBOR at 0.7% through September 27, 2017. Additionally, on the same date, the Company entered into a new $5.0 million floating-to-fixed interest rate swap attributable to one-month LIBOR indexed interest payments made each month. The new $5.0 million swap has a fixed rate of 1.7%, an effective date of April 1, 2014 and matures on April 1, 2019.

On April 1, 2014, the Company entered into a new $100.0 million floating-to-fixed interest rate swap attributable to one-month LIBOR indexed interest payments made each month. The $100.0 million swap has a fixed rate of 2.6%, an effective date of April 1, 2014 and a maturity date of March 31, 2021. The Company entered into this interest rate swap in connection with its $100.0 million seven-year term loan that bears interest at LIBOR plus the applicable margin which ranges from 1.75% to 2.30% based on the Company's overall leverage. The current spread associated with the loan is 1.90% resulting in an all-in rate of 4.46%.

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

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Operations and Comprehensive Income (Loss)

The table below presents the effect of the Company's derivative financial instruments on the Company's consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013 (in thousands):

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	$1,448	$(3,171)	$(6,235)	$3,359
Amount of gain reclassified from accumulated other comprehensive income (loss) into interest expense	1,956	1,393	5,488	4,203
Other comprehensive income (loss)	$3,404	$(1,778)	$(747)	$7,562
Amount of gain (loss) recognized in income on derivatives (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$41	$(67)	$(156)	$(454)

Credit Risk-Related Contingent Features

The Company has entered into agreements with each of its derivative counterparties that provide that if the Company defaults or is capable of being declared in default on any of its indebtedness, the Company could also be declared in default on its derivative obligations.

As of September 30, 2014, the fair value of derivatives in a liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $8.7 million. As of September 30, 2014, the Company has not posted any collateral related to these agreements and was not in default under any of its derivative obligations. If the Company had been in default under any of its derivative obligations, it could have been required to settle its obligations under the agreements with its derivative counterparties at their aggregate termination value of $7.0 million at September 30, 2014.

Note 7 – Fair Values of Financial Instruments

FASB ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"), defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also provides guidance for using fair value to measure financial assets and liabilities. ASC 820 requires disclosure of the level within the fair value hierarchy in which the fair value measurements fall, including measurements using quoted prices for identical assets or liabilities in active, liquid and visible markets (Level 1), observable information for similar assets or liabilities in active or inactive markets and appropriately consider counterparty creditworthiness in the valuations (Level 2), and significant valuation assumptions market participants would use in pricing an asset or liability which are unobservable in the market (Level 3).  A summary of the carrying amount and fair value of the Company's financial assets and liabilities as of September 30, 2014 and December 31, 2013 is as follows (in thousands):

	As of September 30, 2014		As of December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$127,857	$127,857	$58,678	$58,678
Mortgage loan receivable	3,438	3,438	3,502	3,502
Interest rate swap agreements	1,693	1,693	2,021	2,021
Financial Liabilities:
Mortgage notes payable	$1,107,628	$1,093,419	$1,097,493	$1,062,648
Notes payable to banks	350,000	345,272	303,000	302,393
Interest rate swap agreements	8,721	8,721	8,429	8,429

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

Note 8 – Net Income (Loss) Per Common Share

Basic earnings per share ("EPS") are computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. In arriving at net income (loss) attributable to common stockholders, preferred stock dividends, if any, are deducted.  Diluted EPS reflects the potential dilution that could occur if share equivalents such as employee stock options, restricted shares, restricted share units ("RSUs"), deferred incentive share units and profits interest units ("LTIP units") were exercised or converted into common stock that then shared in the earnings of the Company.

The computation of diluted EPS is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Basic and diluted net income (loss) attributable to common stockholders	$(485)	$(2,306)	$515	$(21,131)
Basic weighted average shares	100,016	68,564	98,825	64,689
Diluted weighted average shares	100,016	68,564	104,217	64,689
Diluted net loss per share attributable to Parkway Properties, Inc.	$—	$(0.03)	$—	$(0.33)

The computation of diluted EPS for the nine months ended September 30, 2014, includes the effect of employee stock options, restricted shares, RSUs, deferred incentive share units, and LTIP units. The computation of diluted EPS for the three months ended September 30, 2014 and three and nine months ended September 30, 2013 does not include the effect of employee stock options, restricted shares, RSUs, deferred incentive share units, and LTIP units as their inclusion would have been anti-dilutive. Terms and conditions of these awards are described in "Note 13 – Share-Based and Long-Term Compensation Plans."

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

On September 26, 2014, the Company completed an underwritten public offering of 10,000,000 shares of its common stock at the public offering price of $18.60. The net proceeds from the offering, after deducting the underwriting discount and offering expenses payable by the Company, were approximately $178.0 million. On October 2, 2014, the Company sold an additional 1,500,000 shares of its common stock at the public offering price of $18.60 pursuant to the exercise of the underwriters’ option to purchase additional shares. The net proceeds from the underwriters’ option to purchase additional shares, after deducting the underwriting discount and offering expenses payable by the Company, were approximately $26.8 million. The Company expects to use the net proceeds from the offering, including the net proceeds from the shares sold pursuant to the underwriters' option to purchase additional shares, to fund a portion of the purchase price of the Southern U.S. Office Properties Acquisition and, if such acquisition is not completed, to repay amounts outstanding from time to time under its senior unsecured revolving credit facility, and/or for general corporate purposes, including to fund other potential acquisitions.

On May 28, 2014, the Company entered into an ATM Equity OfferingSM Sales Agreement (the "Sales Agreement") with various agents whereby it may sell, from time to time, shares of its common stock having aggregate gross sales proceeds of up to $150.0 million through an "at-the-market" equity offering program. Sales may be made to the agents in their capacity as sales agents or as principals. The Company intends to use the net proceeds for general corporate purposes, which may include repaying temporarily amounts outstanding from time to time under its unsecured revolving credit facility, for working capital and capital expenditures, and to fund potential acquisitions or development of office properties. The Company is required to pay each agent a commission that will not exceed, but may be lower than, 2.0% of the gross sales price of the shares sold through such agent.

During the nine months ended September 30, 2014, the Company sold 391,900 shares of common stock under the program for net offering proceeds of approximately $8.0 million after deducting commissions of approximately $122,000. The Company used the net proceeds for general corporate purposes, including repaying amounts outstanding under its unsecured revolving credit facility, and to fund acquisitions and development of office and parking properties.

Note 10 – Noncontrolling Interests

The Company has a controlling financial interest in two joint ventures that are consolidated into the financial statements: Fund II and the Murano residential condominium project.

Fund II

The following represents detailed information on the Fund II assets as of September 30, 2014:

Joint Venture Entity and Property Name	Location	The Company's Ownership %
Fund II
Hayden Ferry Lakeside I	Phoenix, AZ	30.0%
Hayden Ferry Lakeside II	Phoenix, AZ	30.0%
Hayden Ferry Lakeside III	Phoenix, AZ	70.0%
Hayden Ferry Lakeside IV and adjacent garage	Phoenix, AZ	30.0%
245 Riverside	Jacksonville, FL	30.0%
3344 Peachtree	Atlanta, GA	33.0%
Two Ravinia	Atlanta, GA	30.0%
Two Liberty Place	Philadelphia, PA	19.0%

Fund II, a $750.0 million discretionary fund, was formed on May 14, 2008 and was fully invested at February 10, 2012. Fund II was structured with Teacher Retirement System of Texas ("TRST") as a 70% investor and the Company as a 30% investor in the fund, with an original target capital structure of approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt. In August 2012, Fund II increased its investment capacity by $20.0 million to purchase Hayden Ferry Lakeside III, IV and the adjacent garage, all of which is adjacent to Hayden Ferry Lakeside I and Hayden Ferry Lakeside II in Phoenix, Arizona. In August 2013, Fund II expanded its investment guidelines solely for the purpose of authorizing the purchase of a parcel of land available for development in Tempe, Arizona. In April 2014, Fund II authorized the development of Hayden Ferry Lakeside III, as well as the transfer of an interest in the owner of Hayden Ferry Lakeside III, a subsidiary of Fund II, to the operating partnership, such that the Company owns a 70% indirect interest in Hayden Ferry Lakeside III.

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

Murano Residential Condominium Project

The Company also consolidates the Murano residential condominium project which it controls. The Company's unaffiliated partner's interest is reflected on the Company's consolidated balance sheets under the "Noncontrolling Interests" caption. The Company's partner has an ownership interest of 27%. Net proceeds from the project are distributed, to the extent available, based on an order of preferences described in the partnership agreement. The Company may receive distributions, if any, in excess of its 73% ownership interest if certain return thresholds are met.

Other Noncontrolling Interests

Income is allocated to noncontrolling interests based on the weighted average percentage ownership during the year.

Noncontrolling interests - unit holders include (a) 900,000 outstanding common units in the operating partnership that were issued in connection with the Company's December 2013 acquisition of Lincoln Place, an office building located in the South Beach submarket in Miami, Florida, and (b) approximately 4.3 million outstanding common units in the operating partnership that were issued in exchange for outstanding limited partnership interests in Thomas Properties Group, L.P. in connection with the Mergers.

The Company’s interest in its properties is held through the operating partnership.  All decisions relating to the operations and distributions of the operating partnership are made by the Company, which serves indirectly as the sole general partner of the operating partnership.  Between its general partner and limited partner interests, the Company owns a 95.5% interest in the operating partnership at September 30, 2014.  Noncontrolling interests in the operating partnership represents common operating partnership units that are not owned by the Company.  Interests in the operating partnership are owned by limited partners who contributed properties and other assets to the operating partnership in exchange for common operating partnership units as part of merger and acquisition activities.  Limited partners have the right under the partnership agreement of the operating partnership to tender their units for redemption in exchange for cash or shares of the Company’s common stock, as selected by the Company in its sole and absolute discretion. Accordingly, the Company classifies the common operating partnership units held by limited partners in permanent equity because the Company may elect to issue shares of its common stock to limited partners exercising their redemption rights rather than using cash.

Note 11 – Discontinued Operations

All current and prior period income from the following office property dispositions and properties held for sale at December 31, 2013 is included in discontinued operations for the three and nine months ended September 30, 2014 and 2013 (in thousands).

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

On January 17, 2014, the Company sold the Woodbranch Building, an office property located in Houston, Texas, for a gross sale price of $15.0 million. The Company received approximately $13.9 million in net proceeds from the sale, which was used to fund subsequent acquisitions. The Company recorded a gain of approximately $10.0 million during the nine months ended September 30, 2014.

On January 31, 2014, the Company sold Mesa Corporate Center, an office property located in Phoenix, Arizona, for a gross sale price of $13.2 million. The Company received approximately $12.1 million in net proceeds from the sale, which was used to fund subsequent acquisitions. The Company recorded a gain of approximately $489,000 during the nine months ended September 30, 2014.

In accordance with the Company's adoption of ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," effective January 1, 2014, the sale of the Schlumberger Building was not included in discontinued operations as it was not previously classified as held for sale as of December 31, 2013 and does not represent a strategic shift in the Company's operations.

The amount of revenues and expenses for the office and parking properties reported in discontinued operations for the three and nine months ended September 30, 2014 and 2013 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Statement of Operations:
Revenues
Income from office and parking properties	$52	$3,196	$99	$13,418
Expenses
Office and parking properties:
Operating expense	341	1,444	364	6,128
Depreciation and amortization	—	914	116	4,236
Impairment loss on real estate	—	5,600	—	10,200
Management company expense	—	(41)	—	(39)
Interest expense	—	142	—	425
Total expenses	341	8,059	480	20,950
Loss from discontinued operations	(289)	(4,863)	(381)	(7,532)
Gain on sale of real estate from discontinued operations	—	11,545	10,463	12,087
Total discontinued operations per consolidated statements of operations and comprehensive income (loss)	(289)	6,682	10,082	4,555
Net (income) loss attributable to noncontrolling interest from discontinued operations	111	(266)	(406)	(532)
Total discontinued operations-Company's share	$(178)	$6,416	$9,676	$4,023

Note 12 – Income Taxes

The Company qualifies and has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").  The Company will generally not be subject to federal income tax to the extent that it distributes its taxable income to the Company's stockholders, and as long as the Company satisfies the ongoing REIT requirements including meeting certain asset, income, and stock ownership tests. All operations are conducted through the operating partnership and its subsidiaries. The operating partnership is not subject to income tax and all of the taxable income, gains, losses, deductions, and credits are passed through to its partners. However, the operating partnership and some of its subsidiaries are subject to income taxes in Texas.

The Company has elected to treat certain consolidated subsidiaries as taxable REIT subsidiaries (collectively, the "TRS"), which are tax paying entities for income tax purposes and are taxed separately from the Company.  The TRS may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to federal and state income tax at regular corporate tax rates.

The TRS had income tax expense of approximately $164,000 for the three months ended September 30, 2014, consisting of a deferred income tax benefit of approximately $2.0 million and current income tax expense of approximately $2.1 million. The TRS had an income tax benefit of approximately $839,000 for the three months ended September 30, 2013, consisting of a deferred income tax benefit of approximately $568,000 and a current income tax benefit of approximately $271,000.

The TRS had income tax expense of approximately $762,000 for the nine months ended September 30, 2014, consisting of a deferred income tax benefit of approximately $2.0 million and current income tax expense of approximately $2.8 million. The TRS had an income tax benefit of approximately $1.7 million for the nine months ended September 30, 2013, consisting of a deferred income tax benefit of approximately $1.7 million and a current income tax benefit of approximately $27,000.

FASB ASC 740-10-30-17, “Accounting for Income Taxes” requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. Future realization of the deferred tax asset is dependent on the reversal of existing taxable temporary differences, carryback potential, tax planning strategies and on the TRS generating sufficient taxable income in future years. As of December 31, 2013, a valuation allowance related to the TRS's net deferred tax assets was required because the Company's management determined that it was more likely than not that such assets would be realized. After a detailed evaluation of all relevant evidence, the valuation allowance related to the Company’s federal and state deferred tax assets was reversed during the third quarter of 2014 as the Company’s management determined that it is more likely than not that benefits related to the federal and state deferred tax assets will be realized due to the future reversal of the taxable temporary differences.

FASB ASC 740-10-25, “Accounting for Income Taxes” subsection “Recognition” clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as components of income tax expense. As of September 30, 2014, there is no interest or penalty associated with unrecognized tax benefits. The Company anticipates no change in unrecognized tax benefits within the next twelve months.

Note 13 – Share-Based and Long-Term Compensation Plans

The Company grants share-based awards under the Parkway Properties, Inc. and Parkway Properties LP 2013 Omnibus Equity Incentive Plan (the "2013 Equity Plan") that was approved by the stockholders of the Company on May 16, 2013. The 2013 Equity Plan replaced the 2010 Omnibus Equity Incentive Plan (the "2010 Equity Plan"). Outstanding awards granted under the 2010 Equity Plan continue to be governed by the 2010 Equity Plan. All of the employees of the Company and the operating partnership, employees of certain subsidiaries of the Company, non-employee directors, and any consultants or advisors to the Company and the operating partnership are eligible to participate in the 2013 Equity Plan.

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

Through September 30, 2014, the Company has granted stock options, LTIP units and RSUs (including time-vesting RSUs and performance-vesting RSUs) under the 2013 Equity Plan, as described below. As of September 30, 2014, the Company has restricted shares and deferred incentive share units outstanding under the 2010 Equity Plan, as described below.

Long-Term Equity Incentives

At September 30, 2014, a total of 1,850,000 stock options had been granted to officers of the Company under the 2013 Equity Plan. Each stock option will vest in increments of 25% per year on each of the first, second, third and fourth anniversaries of the grant date, subject to the grantee's continued service. During the nine months ended September 30, 2014, 462,500 options vested and were exercised during the three months ended September 30, 2014. As of September 30, 2014, 1,387,500 options remain unvested. The stock options are valued at $5.8 million, which equates to an average price per option of $4.18.

At September 30, 2014, a total of 476,860 time-vesting RSUs had been granted to officers of the Company and remain outstanding under the 2013 Equity Plan. The time-vesting RSUs are valued at $8.8 million, which equates to an average price per share of $18.53.

At September 30, 2014, a total of 330,577 LTIP units had been granted to officers of the Company and remain outstanding under the 2013 Equity Plan. The LTIP units are valued at $3.1 million, which equates to an average price per share of $9.29.

At September 30, 2014, a total of 142,448 performance-vesting RSUs had been granted to officers of the Company and remain outstanding under the 2013 Equity Plan. The performance-vesting RSUs are valued at $1.3 million, which equates to an average price per share of $9.10. Each LTIP unit and performance-vesting RSU will vest based on the attainment of total stockholder return targets during the applicable performance period, subject to the grantee's continued service.

At September 30, 2014, a total of 15,758 restricted shares had been granted to officers of the Company and remain outstanding under the 2010 Equity Plan. The restricted shares vest ratably over four years from the date of grant, with the last restricted shares vesting in January 2016. The restricted shares are valued at $236,000, which equates to an average price per share of $14.99.

At September 30, 2014, a total of 13,370 deferred incentive share units had been granted to employees of the Company and remain outstanding under the 2010 Equity Plan. The deferred incentive share units are valued at $226,000, which equates to an average price per share of $16.91. The deferred incentive share units vest ratably over four years from the date of grant, with the last deferred incentive share units vesting in December 2015.

Total compensation expense related to restricted shares, deferred incentive share units, stock options, RSUs, and LTIP units of $6.8 million and $3.3 million was recognized in general and administrative expenses on the Company's consolidated statements of operations and comprehensive income (loss) during the nine months ended September 30, 2014 and 2013, respectively. Total compensation expense related to non-vested awards not yet recognized was $10.2 million at September 30, 2014. The weighted average period over which this expense is expected to be recognized is approximately two years.

A summary of the Company's restricted shares, deferred incentive share units, stock options, RSUs, and LTIP unit activity for the nine months ended September 30, 2014 is as follows:

	Restricted Shares		Deferred Incentive Share Units		Stock Options		RSUs		LTIP Units
	# of Shares	Weighted Average Grant-Date Fair Value	# of Share Units	Weighted Average Grant-Date Fair Value	# of Options	Weighted Average Grant-Date Fair Value	# of Share Units	Weighted Average Grant-Date Fair Value	# of LTIP Units	Weighted Average Grant-Date Fair Value
Balance at 12/31/2013	27,391	$15.04	14,880	$15.67	1,850,000	$4.18	449,787	$17.65	214,443	$9.79
Granted	—	—	—	—	—	—	234,021	14.34	116,134	8.50
Vested / Exercised	(11,633)	15.11	(505)	17.56	(462,500)	4.18	(55,989)	18.32	—	—
Forfeited	—	—	(1,005)	15.89	—	—	(8,511)	16.77	—	—
Balance at 09/30/2014	15,758	$14.99	13,370	$16.91	1,387,500	$4.18	619,308	$16.36	330,577	$9.29

Note 14 – Related Party Transactions

On July 3, 2014, the Company acquired Millenia Park One, an office building located in the Millenia submarket of Orlando, Florida, for a gross purchase price of $25.5 million. The seller was partially and indirectly owned by certain officers of the Company. The seller was required to use the entire purchase price of Millenia Park One to satisfy existing debt. Accordingly, those certain officers of the Company with the aforementioned ownership in Millenia Park One received no proceeds from the sale.

Note 15 – Restructuring Expenses

Restructuring charges relate primarily to one-time termination benefits. The Company recognizes these severance and other charges when the requirements of FASB ASC 420, "Exit or Disposal Cost Obligations," have been met regarding a plan of termination and when communication has been made to employees. During the nine months ended September 30, 2014, the Company recorded $1.6 million of restructuring charges in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss) related primarily to severance and terminated lease costs associated with the Mergers.

The following table provides additional information regarding the Company's restructuring, including the balance of the liability as of September 30, 2014 and total costs incurred through the period ended September 30, 2014 (in thousands):

Cost Type	Restructuring Costs Liability at December 31, 2013	Restructuring Costs Incurred for the Nine Months Ended September 30, 2014	Cash Payments for the Nine Months Ended September 30, 2014	Restructuring Costs Liability at September 30, 2014	Total Cumulative Restructuring Costs Expected to Be Incurred
Severance - management and other personnel	$21,691	$1,130	$22,679	$142	$22,821
Other	—	481	304	177	481
	$21,691	$1,611	$22,983	$319	$23,302

Note 16 – Subsequent Events

On October 2, 2014, in addition to the 10,000,000 shares of the Company's common stock that were sold at the public offering price of $18.60 on September 26, 2014, the Company sold an additional 1,500,000 shares of its common stock at the public offering price of $18.60 pursuant to the exercise of the underwriters’ option to purchase additional shares. For details see "Note 9 – Common Stock."

On October 5, 2014, the Company reached an agreement to sell the membership interests of certain entities that own 19 office properties for a gross sales price of $237.0 million. This portfolio of 19 office properties is part of the Southern U.S. Office Properties Acquisition. For details see "Note 2 – Investment in Office and Parking Properties."

On October 29, 2014, the Company entered into a purchase and sale agreement to acquire One Buckhead Plaza, an office building located in the Buckhead submarket of Atlanta, Georgia, for a gross purchase price of $157.0 million.  Closing is expected to occur during the first quarter of 2015, subject to customary closing conditions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview

Parkway Properties, Inc. (and collectively, with its subsidiaries, including Parkway Properties LP, "we", "our", or "us") is a fully integrated, self-administered, and self-managed real estate investment trust ("REIT") specializing in the acquisition, ownership, development and management of quality office and parking properties in high-growth submarkets in the Sunbelt region of the United States.  At October 1, 2014, we owned or had an interest in 52 office and parking properties located in eight states with an aggregate of approximately 18.5 million square feet of leasable space.  We offer fee-based real estate services through our wholly owned subsidiaries, which in total managed and/or leased approximately 10.6 million square feet for third-party property owners at October 1, 2014.  Unless otherwise indicated, all references to square feet represent net rentable area.

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

Occupancy.  Our revenues are dependent on the occupancy of our office buildings.  At October 1, 2014, occupancy of our office portfolio was 89.1% compared to 89.2% at July 1, 2014 and 89.2% at October 1, 2013.  Not included in the October 1, 2014 occupancy rate is the impact of 41 signed leases totaling 352,565 square feet expected to take occupancy between now and the third quarter of 2015, of which the majority will commence during the fourth quarter of 2014.  Including these signed leases, our portfolio was 91.0% leased at October 1, 2014.  Our average occupancy for the three and nine months ended September 30, 2014, was 89.1% and 88.7%, respectively.

During the third quarter of 2014, 37 leases were renewed totaling 771,000 rentable square feet at an average annual rental rate per square foot of $32.46, representing a 15.2% rate increase as compared to expiring rental rates, and at an average cost of $6.65 per square foot per year of the lease term.

During the third quarter of 2014, 14 expansion leases were signed totaling 56,000 rentable square feet at an average annual rental rate per square foot of $32.48 and at an average cost of $8.50 per square foot per year of the lease term.

During the third quarter of 2014, 26 new leases were signed totaling 151,000 rentable square feet at an average annual rental rate per square foot of $31.21 and at an average cost of $7.94 per square foot per year of the term.

Rental Rates.  An increase in vacancy rates in a market or at a specific property has the effect of reducing market rental rates.  Inversely, a decrease in vacancy rates in a market or at a specific property has the effect of increasing market rental rates. Our leases typically have three to seven year terms, though we do enter into leases with terms that are either shorter or longer than that typical range from time to time.  As leases expire, we seek to replace existing leases with new leases at the current market rental rate.  For our properties owned as of October 1, 2014, management estimates that we have approximately $2.67 per square foot in annual rental rate embedded growth in our office property leases.  Embedded growth is defined as the difference between the weighted average in-place cash rents including operating expense reimbursements and the weighted average estimated market rental rate.

The following table represents the embedded growth by lease expiration year for our portfolio including unconsolidated joint ventures:

Year of Expiration	Occupied Square Footage (in thousands)	Percentage of Total Square Feet	Annualized Rental Revenue (in thousands)	Number of Leases	Weighted Average Expiring Gross Rental Rate per NRSF	Weighted Average Estimated Market Rent per NRSF (1)

2014	721	3.9%	$20,550	171	$28.50	$39.36
2015	1,392	7.5%	38,971	213	28.00	30.36
2016	2,399	12.9%	65,570	235	27.33	28.15
2017	2,391	12.9%	66,351	221	27.75	29.11
2018	1,388	7.5%	40,969	164	29.52	31.49
2019	1,446	7.8%	45,608	119	31.54	31.95
2020 and Later	6,784	36.6%	201,479	235	29.70	32.85
Total	16,521	89.1%	$479,498	1,358	$29.02	$31.69
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

Customer Retention.  Keeping existing customers is important as high customer retention leads to increased occupancy, less downtime between leases and reduced leasing costs.  We estimate that it costs two to three times more to replace an existing customer with a new one than to retain an existing customer.  In making this estimate, we take into account the total revenue lost during downtime on the space plus leasing costs, which typically rise as market vacancies increase.  Therefore, we focus a great amount of energy on customer retention.  We seek to retain our customers by continually focusing on operations at our office and parking properties. We believe in providing superior customer service; hiring, training, retaining and empowering each employee; and creating an environment of open communication both internally and externally with customers and stockholders. Our customer retention rate was 85.0% for the quarter ended September 30, 2014, as compared to 76.9% for the quarter ended June 30, 2014, and 59.4% for the quarter ended September 30, 2013. For the nine months ended September 30, 2014, our customer retention rate was 81.3% as compared to 72.2% for the nine months ended September 30, 2013.

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

Parkway Properties Office Fund II, L.P.

At September 30, 2014, we had one partnership structured as a discretionary fund.  Parkway Properties Office Fund II, L.P. ("Fund II"), a $750.0 million discretionary fund, was formed on May 14, 2008 and was fully invested at February 10, 2012. Fund II was structured with the Teacher Retirement System of Texas ("TRST") as a 70% investor and Parkway Properties LP (the "operating partnership") as a 30% investor, with an original target capital structure of approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt.  Fund II currently owns seven properties totaling 2.5 million square feet in Atlanta, Georgia; Phoenix, Arizona; Jacksonville, Florida; and Philadelphia, Pennsylvania. In August 2012, Fund II increased its investment capacity by $20.0 million to purchase Hayden Ferry Lakeside III, IV and the adjacent garage, all of which is adjacent to our Hayden Ferry Lakeside I and Hayden Ferry Lakeside II office and parking properties in Phoenix, Arizona. In August 2013, Fund II expanded its investment guidelines solely for the purpose of authorizing the purchase of a parcel of land available for development in Tempe, Arizona. In April 2014, Fund II authorized the development of Hayden Ferry Lakeside III, as well as the transfer of an interest in the owner of Hayden Ferry Lakeside III, a subsidiary of Fund II, to our operating partnership. We now own a 70% indirect interest in Hayden Ferry Lakeside III. In October 2014, Fund II sold approximately one acre of land located in Tempe, Arizona for a gross sale price of $2.0 million.

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

Joint Ventures

In addition to the 45 office and parking properties included in our consolidated financial statements, we also invested in three unconsolidated joint ventures that own seven office and parking properties as of September 30, 2014.

Financial Condition

Comparison of the nine months ended September 30, 2014 to the year ended December 31, 2013.

Assets. In 2014, we have continued the execution of our strategy of operating and acquiring office and parking properties as well as disposing of non-core assets that no longer meet our investment criteria or for which we believe a disposition would maximize value.  During the nine months ended September 30, 2014, total assets increased $343.0 million, or 11.7%, as compared to the year ended December 31, 2013.  The primary reasons for the increase were the proceeds from our first and third quarter 2014 underwritten public common stock offerings and our "at-the-market" equity offering program, which partially funded the purchase of five office properties (see "– Acquisitions and Improvements"). The asset additions were partially offset by the disposition of three office properties (see "– Dispositions").

Acquisitions and Improvements.  Our investment in office and parking properties increased $249.7 million, net of depreciation, to a carrying amount of $2.6 billion at September 30, 2014 and consisted of 45 office and parking properties. The primary reason for the increase in office and parking properties relates to the purchase of five office properties which are summarized in the table below, improvements to office properties of approximately $45.0 million and the development of Hayden Ferry Lakeside III, partially offset by the sale of one office property and increased depreciation of office and parking properties during the nine months ended September 30, 2014.

Office Property	Location	Type of Ownership	Ownership Share	Square Feet (in thousands)	Date Purchased	Gross Purchase Price (in thousands)
JTB Center	Jacksonville, FL	Wholly owned	100%	248	01/30/2014	$33,300
Courvoisier Centre	Miami, FL	Wholly owned	100%	343	04/10/2014	145,810
One Orlando Centre	Orlando, FL	Wholly owned	100%	356	04/14/2014	55,111
Millenia Park One	Orlando, FL	Wholly owned	100%	157	07/03/2014	25,600
The Forum at West Paces	Atlanta, GA	Wholly owned	100%	222	08/19/2014	47,000

During the nine months ended September 30, 2014, we increased our interest in Hayden Ferry Lakeside III located in Phoenix, Arizona from 30% to 70%. To date, Fund II has invested $15.7 million in the project and expects the total investment to be approximately $68.8 million.

During the nine months ended September 30, 2014, we capitalized building and tenant improvements of $45.0 million and recorded depreciation expense of $73.4 million related to our office and parking properties.

Dispositions.  During the nine months ended September 30, 2014, we completed the sale of three properties.

On January 17, 2014, we sold the Woodbranch Building, a 109,000 square foot office property located in Houston, Texas, for a gross sale price of $15.0 million. We received approximately $13.9 million in net proceeds from the sale, which was used to fund subsequent acquisitions. We recorded a gain of approximately $10.0 million during the nine months ended September 30, 2014.

On January 31, 2014, we sold Mesa Corporate Center, a 106,000 square foot office property located in Phoenix, Arizona, for a gross sale price of $13.2 million. We received approximately $12.1 million in net proceeds from the sale, which was used to fund subsequent acquisitions. We recorded a gain of approximately $489,000 during the nine months ended September 30, 2014.

On September 4, 2014, we sold the Schlumberger Building, a 155,000 square foot office property located in Houston, Texas, for a gross sale price of $17.0 million. We received approximately $16.2 million in net proceeds from the sale, which we expect to use to fund subsequent acquisitions. We recorded a gain of approximately $6.7 million during the nine months ended September 30, 2014.

Condominium Units.  In connection with the December 2013 merger transactions (the "Mergers") with Thomas Properties Group, Inc. ("TPGI"), we acquired and consolidated the Murano residential condominium project, which we control. During the nine months ended September 30, 2014, we sold ten condominium units for net income of approximately $2.0 million. The carrying value of our condominium units was $12.8 million as of September 30, 2014.

Mortgage Loan Receivable.  On June 3, 2013, we issued a first mortgage loan to an affiliate of US Airways, which is secured by the US Airways Building, a 225,000 square foot office building located in Phoenix, Arizona. The $3.4 million mortgage loan has a fixed interest rate of 3.0% and matures on December 31, 2016.

Investment in Unconsolidated Joint Ventures. In addition to the 45 office and parking properties included in our consolidated financial statements, we also invested in three unconsolidated joint ventures as of September 30, 2014. The three unconsolidated joint ventures are accounted for under the equity method of accounting. Accordingly, the assets and liabilities of the joint ventures are not included on our consolidated balance sheet at September 30, 2014. Information relating to these unconsolidated joint ventures is summarized below:

		Parkway's	Square Feet	Percentage
Joint Venture Entity	Location	Ownership%	(in thousands)	Occupied
PKY/CalSTRS Austin, LLC ("Austin Joint Venture") (1)	Austin, TX	40.00%	2,418	87.0%
US Airways Building Tenancy in Common ("US Airways Building")	Phoenix, AZ	74.58%	225	100.0%
7000 Central Park JV LLC ("7000 Central Park")	Atlanta, GA	40.00%	413	70.9%
			3,056	85.8%
(1) The Austin Joint Venture owns the following properties: San Jacinto Center; Frost Bank Tower; One Congress Plaza; One American Center; and 300 West 6th Street.

Cash and Cash Equivalents.  Cash and cash equivalents increased $69.2 million, or 117.9%, during the nine months ended September 30, 2014, primarily due to proceeds received from our underwritten public common stock offerings and our "at-the-market" offerings of our common stock during the period, borrowings under our unsecured credit facility and proceeds from sale of real estate, partially offset by repayments of bank borrowings and mortgage notes payable, payment of the purchase price upon the exercise of Madison International Realty's ("Madison") put option requiring us to purchase Madison's indirect interest in the Austin Joint Venture, dividends paid on common stock, investment in real estate and improvements to real estate. Our proportionate share of cash and cash equivalents at September 30, 2014, and December 31, 2013, was $104.7 million and $39.4 million, respectively.

Receivables and Other Assets. For the nine months ended September 30, 2014, receivables and other assets increased $94.6 million, or 53.0%. The net increase is primarily due to an increase in prepaid assets, including payment of a $35.0 million deposit in escrow related to a portfolio acquisition of 22 properties located in six states and aggregating approximately 3.1 million net leasable square feet (the "Southern U.S. Office Properties Acquisition") which we expect to complete during the fourth quarter of 2014, and increases in our straight line rent receivable balance, escrows and other deposits, and allocated lease costs primarily related to the purchases of the JTB Center, Courvoisier Centre, One Orlando Centre, Millenia Park One, and The Forum at West Paces during the nine months ended September 30, 2014.

Intangible Assets, Net. For the nine months ended September 30, 2014, intangible assets net of related amortization decreased $20.6 million, or 12.4%, as a result of amortization recorded during the period, partially offset by the allocated lease intangibles from acquisitions during the period.

Assets Held for Sale and Liabilities Related to Assets Held for Sale. During the nine months ended September 30, 2014, we sold two properties which were classified as held for sale as of December 31, 2013, the Woodbranch Building in Houston, Texas, and Mesa Corporate Center in Phoenix, Arizona. There were no assets or liabilities classified as held for sale as of September 30, 2014.

Management Contract Intangible, Net.  For the nine months ended September 30, 2014, management contract intangible, net of related amortization, decreased $5.9 million, or 42.9%, as a result of amortization recorded during the period.

Notes Payable to Banks. Notes payable to banks increased $47.0 million, or 15.5%, during the nine months ended September 30, 2014.  At September 30, 2014, notes payable to banks totaled $350.0 million, and the net increase was primarily attributable to borrowings under our $100.0 million seven-year term loan, partially offset by repayments of amounts outstanding under our unsecured revolving credit facility.

Mortgage Notes Payable. During the nine months ended September 30, 2014, mortgage notes payable increased $10.1 million, or 0.9%, due to the following (in thousands):

Increase (Decrease)
Scheduled principal payments	$(8,328)
Payoff of Bank of America Center mortgage	(33,875)
Assumption of mortgage debt on One Orlando Centre first mortgage note	55,967
Amortization of premiums on mortgage debt acquired	(4,375)
Accretion of debt discounts	265
Draws on the Hayden Ferry III construction loan	481
$10,135

We expect to continue seeking primarily fixed-rate, non-recourse mortgage financing with maturities from five to ten years typically amortizing over 25 to 30 years on select office building investments as additional capital is needed.  We monitor a number of leverage and other financial metrics defined in the loan agreements for our senior unsecured revolving credit facility and unsecured working capital credit facility, which include but are not limited to our total debt to total asset value ratio.  In addition, we monitor interest and fixed charge coverage ratios as well as the net debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") multiple.  The interest coverage ratio is computed by comparing the cash interest accrued to EBITDA. The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA.  The net debt to EBITDA multiple is computed by comparing our share of net debt to EBITDA for the current quarter as annualized and adjusted pro forma for any completed investment activity. We believe all of the leverage and other financial metrics we monitor, including those discussed above, provide useful information on total debt levels as well as our ability to cover interest and principal debt payments.

Accounts Payable and Other Liabilities.  For the nine months ended September 30, 2014, accounts payable and other liabilities decreased $11.4 million, or 6.0%, primarily due to decreases in property-related accounts payable, unamortized lease costs, and prepaid rent, partially offset by increases in property tax and security deposit payables during the nine months ended September 30, 2014.

Equity. Total equity increased $297.8 million, or 22.3%, during the nine months ended September 30, 2014, as a result of the following (in thousands):

Increase (Decrease)
(Unaudited)
Net income attributable to Parkway Properties, Inc.	$515
Net loss attributable to noncontrolling interests	(559)
Net loss	(44)
Comprehensive income (loss) on interest rate swaps	(747)
Common stock dividends declared	(59,275)
Share-based compensation	5,765
Issuance of shares to directors	309
Issuance of common stock in 2014 underwritten public offerings	383,356
Sale of common stock under the "at-the-market" equity offering program	7,778
Issuance of shares pursuant to TPG Management Services Agreement	375
Issuance of operating partnership units	1,546
Exercise of Madison put option related to the Mergers with TPGI	(41,539)
Contribution of capital by noncontrolling interests	2,348
Distributions to noncontrolling interests	(129)
Purchase of noncontrolling interests of office properties owned by Fund II	(1,963)
$297,780

On January 10, 2014 and February 11, 2014, we issued an aggregate of 11,825,000 shares of our common stock in an underwritten public offering at the public offering price of $18.15 per share.

On September 26, 2014, we completed an underwritten public offering of 10,000,000 shares of our common stock at the public offering price of $18.60. On October 2, 2014, we sold an additional 1,500,000 shares of our common stock at the public offering price of $18.60 pursuant to the exercise of the underwriters’ option to purchase additional shares. The net proceeds from the offering, including shares sold pursuant to the underwriters’ option to purchase additional shares, after deducting the underwriting discount and offering expenses payable by us, were approximately $204.8 million, which we expect to use to fund a portion of the purchase price of the Southern U.S. Office Properties Acquisition and, if such acquisition is not completed, to repay amounts outstanding from time to time under our senior unsecured revolving credit facility and/or for general corporate purposes, including to fund other potential acquisitions.

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

During the nine months ended September 30, 2014, we sold 391,900 shares of common stock under the program for net offering proceeds of approximately $8.0 million after deducting commissions of approximately $122,000. We used the net proceeds for general corporate purposes, including repaying amounts outstanding under our unsecured revolving credit facility, and to fund acquisitions and development of office properties.

Results of Operations

Comparison of the three and nine months ended September 30, 2014 to the three and nine months ended September 30, 2013.

Net Income (Loss) Attributable to Common Stockholders. Net loss attributable to common stockholders for the three months ended September 30, 2014 was $0.5 million, compared to $2.3 million for the three months ended September 30, 2013.  The decrease in net loss attributable to common stockholders for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 in the amount of $1.8 million is primarily attributable to an increase in operating income and a decrease in loss from discontinued operations, partially offset by a $5.0 million increase in interest expense and a decrease in gains on sale of real estate. Net income attributable to common stockholders for the nine months ended September 30, 2014 was $0.5 million, compared to a net loss attributable to common stockholders of $21.1 million for the nine months ended September 30, 2013.  The increase in net income attributable to common stockholders for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013 in the amount of $21.6 million is primarily attributable to gains on sale of real estate, decreases in dividends on preferred stock and preferred stock redemption and an increase in operating income from properties acquired during 2013, partially offset by increases in interest expense.

Office and Parking Properties. The analysis below includes changes attributable to same-store properties and acquisitions of office and parking properties.  Same-store properties are consolidated properties that we owned for the current and prior year reporting periods, excluding properties classified as discontinued operations.  During the nine months ended September 30, 2014, we classified as discontinued operations two properties totaling 215,000 square feet which were sold during the first quarter of 2014.  At September 30, 2014, same-store properties consisted of 36 properties comprising 11.6 million square feet.

The following table represents revenue from office and parking properties for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Increase (Decrease)	% Change	2014	2013	Increase	% Change
Revenue from office and parking properties:
Same-store properties	$69,753	$68,096	$1,657	2.4%	$200,100	$195,909	$4,191	2.1%
Properties acquired	35,115	8	35,107	*N/M	101,018	2,674	98,344	*N/M
Properties disposed	639	751	(112)	(14.9)%	1,894	2,228	(334)	(15.0)%
Total revenue from office and parking properties	$105,507	$68,855	$36,652	53.2%	$303,012	$200,811	$102,201	50.9%
*N/M – Not Meaningful

Revenue from office and parking properties for same-store properties increased $1.7 million, or 2.4%, for the three months ended September 30, 2014, compared to the three months ended September 30, 2013. Revenue from office and parking properties for same-store properties increased $4.2 million, or 2.1%, for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. The increases were due to an increase in average same-store rental rates during the three and nine months ended September 30, 2014, compared to the same periods in 2013.

The following table represents property operating expenses for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Increase (Decrease)	% Change	2014	2013	Increase (Decrease)	% Change
Expense from office and parking properties:
Same-store properties	$27,796	$27,875	$(79)	(0.3)%	$78,643	$78,802	$(159)	(0.2)%
Properties acquired	14,189	10	14,179	*N/M	40,378	785	39,593	*N/M
Properties disposed	(21)	245	(266)	*N/M	583	654	(71)	(10.9)%
Total expense from office and parking properties	$41,964	$28,130	$13,834	49.2%	$119,604	$80,241	$39,363	49.1%
*N/M – Not Meaningful

Property operating expenses for same-store properties decreased $79,000, or 0.3%, for the three months ended September 30, 2014, compared to the three months ended September 30, 2013 and decreased $159,000, or 0.2%, for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, primarily due to decreases in bad debt expense.

Depreciation and Amortization.  Depreciation and amortization expense attributable to office and parking properties increased $16.7 million and $44.1 million for the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013. The primary reason for the increase was the depreciation and amortization associated with properties acquired during the nine months ended September 30, 2014.

Management Company Income and Other Expenses.  Management company income increased $0.7 million and $3.3 million for the three and nine months ended September 30, 2014, compared to the three and nine months ended September 30, 2013, respectively. The primary reason for the increases in management company income was the addition of a management contract in connection with the Mergers. Management company and other expenses decreased $1.7 million during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 due to a reallocation of certain payroll expenses. Management company expense increased $1.4 million during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The primary reason for the increase in management company and other expenses was the addition of a management contract in connection with the Mergers and the associated increase in personnel costs.

Acquisition Costs.  During the three months ended September 30, 2014 and 2013, we incurred $1.1 million in acquisition costs. During the nine months ended September 30, 2014, we incurred $2.3 million in acquisition costs, compared to $2.8 million for the nine months ended September 30, 2013. The primary reason for the decrease in acquisition costs was due to a decrease in the volume of acquisition activity during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Share-Based Compensation Expense. Compensation expense related to stock options, profits interest units ("LTIP units"), restricted shares, restricted share units ("RSUs") and deferred incentive share units of $2.1 million and $2.0 million was recognized for the three months ended September 30, 2014 and 2013, respectively.  Compensation expense related to stock options, LTIP units, restricted shares, RSUs and deferred incentive share units of $6.8 million and $3.3 million was recognized for the nine months ended September 30, 2014 and 2013, respectively. The primary reason for the increase in share-based compensation expense for the three and nine months ended September 30, 2014 is additional expenses associated with new grants under the Parkway Properties, Inc. and Parkway Properties LP 2013 Omnibus Equity Incentive Plan. This expense is included in general and administrative expenses on our consolidated statements of operations and comprehensive income (loss). Total compensation expense related to non-vested awards not yet recognized was $10.2 million at September 30, 2014.

Interest Expense. Interest expense from continuing operations, including amortization of deferred financing costs, increased $5.0 million, or 43.6%, and $15.9 million, or 48.2%, for the three and nine months ended September 30, 2014, compared to the three and nine months ended September 30, 2013, respectively, and is comprised of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Increase (Decrease)	% Change	2014	2013	Increase (Decrease)	% Change
Interest expense:
Mortgage interest expense	$14,477	$9,009	$5,468	60.7%	$44,341	$27,001	$17,340	64.2%
Mortgage premium amortization	(1,432)	—	(1,432)	N/M*	(4,179)	—	(4,179)	N/M*
Loss on extinguishment of debt	—	—	—	—%	339	572	(233)	(40.7)%
Credit facility interest expense	2,771	1,806	965	53.4%	5,831	4,228	1,603	37.9%
Mortgage loan cost amortization	284	223	61	27.4%	953	652	301	46.2%
Credit facility cost amortization	527	482	45	9.3%	1,598	1,188	410	34.5%
Other	(84)	—	(84)	N/M*	37	(630)	667	(105.9)%
Total interest expense	$16,543	$11,520	$5,023	43.6%	$48,920	$33,011	$15,909	48.2%

Mortgage interest expense increased $5.5 million and $17.3 million for the three and nine months ended September 30, 2014, compared to the three and nine months ended September 30, 2013, respectively. The increase is primarily due to mortgage loans placed or assumed from September 30, 2013 through September 30, 2014 in connection with acquisitions of office and parking properties during the same period.

Credit facility interest expense increased $1.0 million and $1.6 million for the three and nine months ended September 30, 2014, compared to the three and nine months ended September 30, 2013, respectively. The increase is due to an increase in average borrowings during the nine months ended September 30, 2014 of $92.2 million and an increase in the weighted average interest rate on average borrowings of 65 basis points. The increase in average borrowings and the weighted average interest rate on average borrowings is primarily due to the placement of our new $100.0 million seven-year term loan during the second quarter of 2014 that has an associated floating-to-fixed interest rate swap that resulted in an all-in interest rate of 4.46% as of September 30, 2014.

Discontinued Operations.  Discontinued operations is comprised of the following for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Statement of Operations:
Revenues
Income from office and parking properties	$52	$3,196	$99	$13,418
Expenses
Office and parking properties:
Operating expense	341	1,444	364	6,128
Depreciation and amortization	—	914	116	4,236
Impairment loss on real estate	—	5,600	—	10,200
Management company expense	—	(41)	—	(39)
Interest expense	—	142	—	425
Total expenses	341	8,059	480	20,950
Loss from discontinued operations	(289)	(4,863)	(381)	(7,532)
Gain on sale of real estate from discontinued operations	—	11,545	10,463	12,087
Total discontinued operations per consolidated statements of operations and comprehensive income (loss)	(289)	6,682	10,082	4,555
Net (income) loss attributable to noncontrolling interest from discontinued operations	111	(266)	(406)	(532)
Total discontinued operations-Parkway's share	$(178)	$6,416	$9,676	$4,023

All current and prior period income from the following office property dispositions are included in discontinued operations for the three and nine months ended September 30, 2014 and 2013 (in thousands):

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
2014 Disposition: (2)
Woodbranch Building	Houston, TX	109	01/17/2014	$14,424	$4,450	$9,974
Mesa Corporate Center	Phoenix, AZ	106	01/31/2014	12,257	11,768	489
		215		$26,681	$16,218	$10,463
(1) Total gain on the sale of real estate in discontinued operations recognized for the year ended December 31, 2013 was $32.5 million, of which $18.2 million was our proportionate share.
(2) In accordance with our adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" effective January 1, 2014, the sale of the Schlumberger Building was not included in discontinued operations as it was not previously classified as held for sale as of December 31, 2013 and does not represent a strategic shift in our operations.

See "– Financial Condition – Comparison of the nine months ended September 30, 2014 to the year ended December 31, 2013 – Dispositions" above for additional information regarding the dispositions during the nine months ended September 30, 2014.

Income Taxes.  The analysis below reflects changes to the components of income tax benefit (expense) for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Decrease (Increase)	% Change	2014	2013	Decrease (Increase)	% Change
Current:
Federal	$(1,482)	$205	$(1,687)	*N/M	$(1,504)	$2	$(1,506)	*N/M
State	(655)	66	(721)	*N/M	(1,231)	25	(1,256)	*N/M
Total current income tax benefit (expense)	$(2,137)	$271	$(2,408)	*N/M	$(2,735)	$27	$(2,762)	*N/M

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Decrease (Increase)	% Change	2014	2013	Decrease (Increase)	% Change
Deferred:
Federal	$1,606	$480	$1,126	*N/M	$1,606	$1,439	$167	11.6%
State	367	88	279	*N/M	367	264	103	39.0%
Total deferred benefit	$1,973	$568	$1,405	*N/M	$1,973	$1,703	$270	15.9%
Total income tax benefit (expense)	$(164)	$839	$(1,003)	*N/M	$(762)	$1,730	$(2,492)	*N/M
*N/M - Not meaningful

Current income tax expense increased $2.4 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, and $2.8 million for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, primarily attributable to the Texas margin tax paid with respect to our recently acquired properties and income from the sale of Murano condominium units and amenity services for the three and nine months ended September 30, 2014. Deferred income tax benefit increased $1.4 million and $270,000 for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013, respectively. The increase is attributable to the reversal of a valuation allowance on the net federal deferred tax assets from intangibles acquired as part of our combination with Eola Capital, LLC during the second quarter of 2011.

Liquidity and Capital Resources

General

Our principal short-term and long-term liquidity needs include:

•	funding operating and administrative expenses;

•	meeting debt service and debt maturity obligations;

•	funding normal repair and maintenance expenses at our properties;

•	funding capital improvements;

•	funding the development costs for our Hayden Ferry Lakeside III development project;

•	acquiring additional investments that meet our investment criteria; and

•	funding distributions to stockholders.

We may fund these liquidity needs by drawing on multiple sources, including the following:

•	our current cash balance;

•	our operating cash flows;

•	borrowings (including borrowings under our unsecured revolving credit facility);

•	proceeds from the placement of new mortgage loans and refinancing of existing mortgage loans;

•	proceeds from the sale of assets and the sale of portions of assets owned through joint ventures; and

•	the sale of equity or debt securities.

Our short-term liquidity needs include funding operation and administrative expenses, normal repair and maintenance expenses at our properties, capital improvements, development of Hayden Ferry Lakeside III, the purchase price of the Southern U.S. Office Properties Acquisition and distributions to stockholders. We anticipate using our current cash balance, our operating cash flows and borrowings (including borrowings under our senior unsecured revolving credit facility) to meet our short-term liquidity needs.

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

Cash

Cash and cash equivalents were $127.9 million and $58.7 million at September 30, 2014 and December 31, 2013, respectively.  Cash flows provided by operating activities for the nine months ended September 30, 2014 and 2013 were $39.5 million and $74.2 million, respectively. The decrease in cash flows from operating activities of $34.7 million is primarily attributable to timing of receipt of revenues and payment of expenses.

Cash used in investing activities was $262.5 million and $326.8 million for the nine months ended September 30, 2014 and 2013, respectively.  The decrease in cash used by investing activities of $64.2 million is primarily due to decreases in investment in unconsolidated joint ventures and issuances of notes receivable, net, and increases in proceeds from the sale of real estate, partially offset by increases in investment in real estate, improvements to real estate, and real estate development.

Cash provided by financing activities was $292.2 million and $213.3 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in cash provided by financing activities of $78.9 million is primarily attributable to an increase in proceeds from common stock offerings, net of offering expenses, and decreases in redemptions of preferred stock and distributions to noncontrolling interest partners, partially offset by the decrease in net proceeds received from mortgage notes payable and bank borrowings, the increase in acquisitions of noncontrolling interests, and the increase in dividends paid on common stock.

Indebtedness

Notes Payable to Banks.  At September 30, 2014, we had $350.0 million outstanding under our unsecured credit facilities and term loans. The following table presents information about our indebtedness:

	Interest			Outstanding
Unsecured Credit Facilities and Term Loans	Rate		Maturity	Balance
				(in thousands)
$10.0 Million Working Capital Credit Facility	1.70%		03/30/2018	$—
$250.0 Million Revolving Credit Facility	1.70%		03/30/2018	—
$250.0 Million Five-Year Term Loan	2.61%		03/29/2019	250,000
$100.0 Million Seven-Year Term Loan	4.46%		03/31/2021	100,000
	3.13%	(1)		$350,000
(1) Represents a weighted average interest rate based on total outstanding balances.

Effective April 1, 2014, we entered into an Amended, Restated and Consolidated Credit Agreement (the "Amended Agreement") which provides for a $250.0 million unsecured revolving credit facility, a $250.0 million five-year unsecured term loan, and a $100.0 million seven-year unsecured term loan. The Amended Agreement amended, restated and consolidated the agreements governing our prior $215.0 million revolving credit facility, $125.0 million term loan and $120.0 million term loan. The maturity date of the revolving credit facility was extended to March 30, 2018, with an additional one-year extension option, and the $250.0 million five-year term loan and $100.0 million seven-year term loan have maturity dates of March 29, 2019 and March 31, 2021, respectively.

The unsecured revolving credit facility bears interest at LIBOR plus an applicable margin which ranges from 1.40% to 2.00% based on our overall leverage, and is currently 1.55% resulting in an all-in rate of 1.70%. The $250.0 million five-year term loan bears interest at LIBOR plus an applicable margin which ranges from 1.35% to 1.90% based on our overall leverage, and is currently 1.45% resulting in a weighted average all-in rate of 2.61%, after giving effect to the floating-to-fixed-rate interest rate swaps. The $100.0 million seven-year term loan bears interest at LIBOR plus an applicable margin which ranges from 1.75% to 2.30% based on our overall leverage, and is currently 1.90%, resulting in an all-in rate of 4.46%, after accounting for the floating-to-fixed-rate interest rate swap. For a discussion of interest rate swaps entered into in connection with our term loans and unsecured revolving credit facility, see "Note 6 – Capital and Financing – Interest Rate Swaps" in our financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Additionally, effective April 1, 2014, we amended our $10.0 million unsecured working capital credit facility under terms and conditions similar to the Amended Agreement.

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

We monitor a number of leverage and other financial metrics including, but not limited to, total debt to total asset value ratio, as defined in the loan agreements for our senior unsecured revolving credit facility and unsecured working capital credit facility.  In addition, we also monitor interest and fixed charge coverage ratios, as well as our net debt to EBITDA multiple.  The interest coverage ratio is computed by comparing the cash interest accrued to EBITDA. The interest coverage ratio for the nine months ended September 30, 2014 and 2013 was 3.5 and 3.9 times, respectively. The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA.  The fixed charge coverage ratio for the nine months ended September 30, 2014 and 2013 was 3.2 and 2.8 times, respectively.  The net debt to EBITDA multiple is computed by comparing our share of net debt to EBITDA for the current quarter, as annualized and adjusted pro forma for any completed investment activity.  The net debt to EBITDA multiple for the nine months ended September 30, 2014 and 2013 was 5.9 and 7.5 times, respectively.  We believe various leverage and other financial metrics we monitor provide useful information on total debt levels as well as our ability to cover interest, principal and/or preferred dividend payments. See " – EBITDA" for a reconciliation of cash flows provided by operating activities to EBITDA for the nine months ended September 30, 2014 and 2013.

Mortgage Notes Payable.  At September 30, 2014, we had $1.1 billion of mortgage notes payable, including unamortized net premiums on debt acquired of $13.8 million, with an average effective interest rate of 4.66%.

The table below presents the principal payments due and weighted average interest rates for total mortgage notes payable at September 30, 2014 (in thousands):

	Weighted Average Interest Rate	Total Mortgage Maturities	Balloon Payments	Recurring Principal Amortization
Schedule of Mortgage Maturities by Years:
2014	5.3%	$3,312	$—	$3,312
2015	4.0%	31,459	14,013	17,446
2016	4.6%	262,096	244,746	17,350
2017	5.4%	178,170	161,939	16,231
2018	4.5%	181,219	162,710	18,509
Thereafter	4.5%	437,619	413,411	24,208
Total principal maturities		1,093,875	996,819	97,056
Fair value premiums on mortgage debt acquired, net	N/A	13,753	N/A	N/A
Total principal maturities and fair value premium on mortgage debt acquired	4.7%	$1,107,628	$996,819	$97,056
Fair value at September 30, 2014		$1,093,419

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

On September 26, 2014, we completed an underwritten public offering of 10,000,000 shares of our common stock at the public offering price of $18.60. On October 2, 2014, we sold an additional 1,500,000 shares of our common stock at the public offering price of $18.60 pursuant to the exercise of the underwriters’ option to purchase additional shares. The net proceeds from the offering, including shares sold pursuant to the underwriters’ option to purchase additional shares, after deducting the underwriting discount and offering expenses payable by us, were approximately $204.8 million, which we expect to use to fund a portion of the purchase price of the Southern U.S. Office Properties Acquisition and, if such acquisition is not completed, to repay amounts outstanding from time to time under our senior unsecured revolving credit facility and/or for general corporate purposes, including to fund other potential acquisitions.

On May 28, 2014, we entered into the Sales Agreement with various agents whereby we may sell, from time to time, shares of our common stock, par value $.001 per share, having aggregate gross sales proceeds of up to $150.0 million through an "at-the-market" equity offering program. Sales may be made to the agents in their capacity as sales agents or as principals. We intend to use the net proceeds for general corporate purposes, which may include repaying temporarily amounts outstanding from time to time under our unsecured revolving credit facility, for working capital and capital expenditures, and to fund potential acquisitions or development of office properties. We are required to pay each agent a commission that will not exceed, but may be lower than, 2.0% of the gross sales price of the shares sold through such agent.

During the nine months ended September 30, 2014, we sold 391,900 shares of common stock under the program for net offering proceeds of approximately $8.0 million after deducting commissions of approximately $122,000. We used the net proceeds for general corporate purposes, including repaying amounts outstanding under our unsecured revolving credit facility, and to fund acquisitions and development of office properties.

Risk Management Objective of Using Derivatives

We are exposed to certain risk arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and our known or expected cash payments principally related to our borrowings.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During 2014, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. See "Note 7 - Fair Values of Financial Instruments" for the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets as of September 30, 2014 and 2013.

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Operations and Comprehensive Income (Loss)

The table below presents the effect of our derivative financial instruments on our consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013 (in thousands):

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	$1,448	$(3,171)	$(6,235)	$3,359
Amount of gain reclassified from accumulated other comprehensive income (loss) into interest expense	1,956	1,393	5,488	4,203
Other comprehensive income (loss)	$3,404	$(1,778)	$(747)	$7,562
Amount of gain (loss) recognized in income on derivatives (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$41	$(67)	$(156)	$(454)

Credit Risk-Related Contingent Features

We have entered into agreements with each of our derivative counterparties that provide that if we default or are capable of being declared in default on any of its indebtedness, then we could also be declared in default on our derivative obligations.

As of September 30, 2014, the fair value of derivatives in a liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $8.7 million. As of September 30, 2014, we had not posted any collateral related to these agreements and were not in breach of any agreement provisions. If we had breached any of these provisions, we could have been required to settle our obligations under the agreements at their aggregate termination value of $7.0 million at September 30, 2014.

Capital Expenditures

During the nine months ended September 30, 2014, we incurred $33.9 million in recurring capital expenditures on a consolidated basis, with $28.9 million representing our share of such expenditures.  These costs include tenant improvements, leasing costs and recurring building improvements. During the nine months ended September 30, 2014, we incurred $30.0 million related to upgrades on properties acquired in recent years that were anticipated at the time of purchase and major renovations that are nonrecurring in nature to office and parking properties, with $32.3 million representing our share of such expenditures.  All such improvements were financed with cash flow from the properties, capital expenditure escrow accounts, borrowings under our senior unsecured revolving credit facility and contributions from joint venture partners.

During the nine months ended September 30, 2014, Fund II incurred $11.7 million in development costs related to the construction of Hayden Ferry Lakeside III, a planned office development in the Tempe submarket of Phoenix, Arizona. Costs related to planning, developing, leasing and constructing the property, including costs of development personnel working directly on projects under development, are capitalized. We own a 70% indirect controlling interest in Hayden Ferry Lakeside III.

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

During the nine months ended September 30, 2014, we paid $55.9 million in dividends to our common stockholders and $2.9 million to the common unit holders of our operating partnership. These dividends and distributions were funded with cash flow from our properties, proceeds from the sales of properties, borrowings on our unsecured credit facility and proceeds from the issuance of common stock.

Contractual Obligations

See information appearing under the caption "– Financial Condition – Comparison of the nine months ended September 30, 2014 to the year ended December 31, 2013 – Notes Payable to Banks" and "– Liquidity and Capital Resources – Mortgage Notes Payable" for a discussion of changes in long-term debt since December 31, 2013.

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

Recent Accounting Pronouncements

Effective January 1, 2014, we adopted guidance issued by FASB ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This update amends the criteria for reporting discontinued operations to, among other things, raise the threshold for disposals to qualify as discontinued operations, and only disposals that represent a strategic shift in operations that is material will be presented as discontinued operations. This update is effective for interim and annual reporting periods, beginning after December 15, 2014, with early adoption permitted. We present 2014 property sales and will present future property sales, to the extent they do not represent a strategic shift in operations, in the continuing operations section of the consolidated statements of operations and comprehensive income (loss) with the exception of those properties previously included as held for sale at December 31, 2013. Our 2014 sales of the Woodbranch Building and Mesa Corporate Center are included in discontinued operations for the three and nine months ended September 30, 2014 as these properties were previously classified as held for sale at December 31, 2013. Our 2014 sale of the Schlumberger Building is included in the continuing operations section of the consolidated statements of operations and comprehensive income (loss) as it was not previously classified as held for sale as of December 31, 2013 and does not qualify for inclusion in discontinued operations as it does not represent a strategic shift in our operations.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This update was initiated in a joint project between the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for generally accepted accounting principles ("GAAP") and International Financial Reporting Standards that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosure requirements; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This update is effective for interim and annual reporting periods, beginning after December 15, 2016, and early application is not permitted. The standard allows for either "full retrospective" adoption, meaning the standard is applied to all of the periods presented, or "modified retrospective" adoption, meaning the standard is applied only to the most current period presented in the financial statements. We are currently assessing this guidance for future implementation.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern." The amendments in this update provide guidance in GAAP about management's responsibilities to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The main provision of the amendments are for an entity's management, in connection with the preparation of financial statements, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Management's evaluation should be based on relevant conditions and events that are known or reasonably knowable at the date the financial statements are issued. When management identifies conditions or events that raise substantial doubt about an entity's ability to continue as a going concern, the entity should disclose information that enables users of the financial statements to understand all of the following: (1) principal conditions or events that raised substantial doubt about the entity's ability to continue as a going concern (before consideration of management's plans); (2) management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations; and (3) management's plans that alleviated substantial doubt about the entity's ability to continue as a going concern or management's plans that are intended to mitigate the conditions or event that raise substantial doubt about the entity's ability to continue as a going concern. The amendments in this update are effective for the interim and annual reporting periods after December 15, 2016 and early application is permitted. We are currently assessing this guidance for future implementation.

Funds From Operations ("FFO")

Management believes that FFO is an appropriate measure of performance for equity REITs and computes this measure in accordance with the National Association of Real Estate Investment Trusts' ("NAREIT") definition of FFO (including any guidance that NAREIT releases with respect to the definition).  Funds from operations is defined by NAREIT as net income (computed in accordance with GAAP), reduced by preferred dividends, excluding gains or losses from sale of previously depreciable real estate assets, impairment charges related to depreciable real estate and extraordinary items under GAAP, plus depreciation and amortization, and after adjustments to derive our pro rata share of FFO of consolidated and unconsolidated joint ventures.  Further, we do not adjust FFO to eliminate the effects of non-recurring charges.  We believe that FFO is a meaningful supplemental measure of our operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses.  However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient.  Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP.  We believe that the use of FFO, combined with the required GAAP presentations, has been beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of operating results among such companies more meaningful.  FFO as reported by us may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition.  FFO does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States and is not an indication of cash available to fund cash needs.  FFO should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity. We present FFO, recurring funds from operations and EBITDA for the operating partnership's real estate portfolio, in which we own an interest.

The following table presents a reconciliation of the net income (loss) for Parkway Properties, Inc. to FFO for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended
	September 30,
	2014	2013
	(Unaudited)
Net income (loss) for Parkway Properties, Inc.	$515	$(11,094)
Adjustments to derive funds from operations:
Depreciation and amortization	131,742	87,604
Depreciation and amortization – discontinued operations	116	4,236
Noncontrolling interest depreciation and amortization	(462)	(19,999)
Noncontrolling interest – unit holders	(58)	(3)
Impairment loss on depreciable real estate	—	10,200
Gains on sale of real estate (Parkway's share)	(23,416)	(12,087)
Funds from operations for Parkway Properties, Inc.	108,437	58,857
Preferred dividends	—	(3,433)
Dividends on preferred stock redemption	—	(6,604)
Funds from operations	$108,437	$48,820

The following table presents a reconciliation of funds from operations to recurring funds from operations for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended
	September 30,
	2014	2013
	(Unaudited)
Funds from operations	$108,437	$48,820
Adjustments to derive recurring funds from operations:
Loss on extinguishment of debt - prepayment expenses	339	572
Acquisition costs (Parkway's share)	2,263	2,775
Lease termination fee income	(904)	(1,051)
Non-cash adjustment for interest rate swaps	37	(630)
Dividends on preferred stock redemption	—	6,604
Realignment expenses	5,135	4,095
Recurring funds from operations	$115,307	$61,185

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

We view EBITDA primarily as a liquidity measure and, as such, the GAAP financial measure most directly comparable to it is cash flows provided by operating activities.  Because EBITDA is not a measure of financial performance calculated in accordance with GAAP, it should not be considered in isolation or as a substitute for operating income, net income, or cash flows provided by operating, investing and financing activities prepared in accordance with GAAP.  The following table reconciles cash flows provided by operating activities to EBITDA for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended
	September 30,
	2014	2013
	(Unaudited)
Cash flows provided by operating activities	$39,484	$74,161
Amortization of (above) below market leases	8,916	(2,277)
Interest expense	50,103	31,213
Loss on extinguishment of debt - prepayment expenses	339	572
Amortization of financing costs	2,551	1,856
Amortization of debt premium, net	(4,110)	—
Non-cash adjustment for interest rate swaps	37	(630)
Acquisition costs (Parkway's share)	2,263	2,775
Tax expense (benefit) - current	2,735	(27)
Change in deferred leasing costs	(2,403)	9,856
Change in condominium units	(7,057)	—
Change in receivables and other assets	46,821	22,319
Change in accounts payable and other liabilities	26,374	(25,511)
Adjustments for noncontrolling interests and unconsolidated joint ventures	2,653	(26,923)
EBITDA	$168,706	$87,384

The reconciliation of net income (loss) for Parkway Properties, Inc. to EBITDA and the computation of our proportionate share of interest and fixed charge coverage ratios, as well as the net debt to EBITDA multiple is as follows for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended
	September 30,
	2014	2013
	(Unaudited)
Net income (loss) for Parkway Properties, Inc.	$515	$(11,094)
Adjustments to net income (loss) for Parkway Properties, Inc.:
Interest expense	50,103	31,213
Interest expense - prepayment expense	339	572
Amortization of financing costs	2,551	1,856
Amortization of debt premium, net	(4,110)	—
Non-cash adjustment for interest rate swaps	37	(630)
Acquisition costs (Parkway's share)	2,263	2,775
Depreciation and amortization	131,858	91,840
Amortization of share-based compensation	6,449	3,322
Gains on sale of real estate (Parkway's share)	(23,416)	(12,087)
Impairment loss on office and parking properties	—	10,200
Tax expense (benefit)	762	(1,730)
EBITDA adjustments - noncontrolling interest in real estate partnerships and unconsolidated joint ventures	1,355	(28,853)
EBITDA (1)	$168,706	$87,384
Interest coverage ratio:
EBITDA	$168,706	$87,384
Interest expense (Parkway's share):
Interest expense	$50,103	$31,213
Interest expense - noncontrolling interest in real estate partnerships and unconsolidated joint ventures	(2,427)	(8,646)
Total interest expense (Parkway's share)	$47,676	$22,567
Interest coverage ratio	3.5	3.9
Fixed charge coverage ratio:
EBITDA	$168,706	$87,384
Fixed charges:
Interest expense (Parkway's share)	$47,676	$22,567
Preferred dividends	—	3,433
Principal payments	4,954	5,048
Total fixed charges	$52,630	$31,048
Fixed charge coverage ratio	3.2	2.8
Net Debt to EBITDA multiple:
Annualized Adjusted EBITDA (2)	$239,471	$114,737
Parkway's share of total debt:
Mortgage notes payable	$1,107,628	$722,313
Notes payable to banks	350,000	391,000
Adjustments for noncontrolling interest in real estate partnerships and unconsolidated joint ventures	49,500	(229,977)
Parkway's share of total debt	1,507,128	883,336
Less: Parkway's share of cash	(104,661)	(24,585)
Parkway's share of net debt	$1,402,467	$858,751
Net Debt to EBITDA multiple	5.9	7.5

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

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at September 30, 2014.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2014. There were no changes in our internal control over financial reporting during the third quarter of 2014 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We may not be able to complete our pending property dispositions in the time period expected or at all, which could have a material adverse impact on our financial condition, results of operations and trading price of our common stock.

We have entered into an agreement to sell 19 properties we are acquiring in the pending acquisition of the Southern U.S. Office Properties Acquisition. While we expect to close on the sale of the 19 properties subject to and immediately following the closing of the Southern U.S. Office Portfolio Acquisition, we cannot assure you that we will close the pending sale or that we will be able to obtain alternative sources of financing for the Southern U.S. Office Properties Acquisition in the amounts targeted in the time period expected, on attractive terms, or at all. If any of these properties is sold at a price below its carrying value (as determined by our final purchase price allocation), we will recognize a loss. In addition, if we are unable to sell these properties, we may have greater than anticipated amounts outstanding under our unsecured revolving credit facility, and we may be required to own and operate these properties, some of which are outside of our target markets and operating infrastructure and are not consistent with our core investment strategy. Our inability to successfully complete our pending disposition of these properties could have a material adverse impact on our balance sheet, results of operations and trading price of our common stock.

For a discussion of other potential risks and uncertainties, please refer to Item 1A - Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 24, 2014, we issued 6,244 shares of common stock to TPG VI Management, LLC as payment of a monitoring fee pursuant to the Management Services Agreement dated June 5, 2012, which we entered into in connection with the 2012 investment transaction with TPG IV Pantera Holdings, L.P.  The common stock was issued in a transaction that was not registered under the Act, in reliance on Section 4(a)(2) of the Act.

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

10.1
Purchase and Sale Agreement, dated as of September 19, 2014, by and between PKY SUSP, LLC and Corporate Center One Owner LLC, Corporate Center Two Owner LLC, Corporate Center Three Owner LLC, Deerfield One Owner Corp., Deerfield Two Owner Corp., Greens Crossing II Owner LP, H. River One Owner LLC, H. River Two Owner LLC, H. River Three Owner LLC, Lakeside I Owner Corp., Lakeside II Owner Corp, Paragon Owner Corp., Resource Square One Owner LLC, Resource Square Two Owner LLC, Resource Square Three Owner LLC, Satellite 300 Owner Corp., Satellite 400 Owner Corp., Satellite 600 Owner Corp., Satellite 800 Owner Corp., Stony Point II Owner Corp. and Timberway One Owner LP (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K/A filed September 24, 2014).

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

101
The following materials from Parkway Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations and comprehensive income (loss), (iii) consolidated statement of changes in equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.**

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: October 30, 2014
  PARKWAY PROPERTIES, INC.

  BY: /s/ Scott E. Francis

Scott E. Francis
  Senior Vice President and
  Chief Accounting Officer