Form 10-K
period 2014-12-31
PARKWAY PROPERTIES INC
filed 2015-02-25
CIK 729237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
 ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, at June 30, 2014 was $2.0 billion.

There were 111,129,399 shares of common stock and 4,213,104 shares of limited voting stock outstanding at February 18, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III.

PARKWAY PROPERTIES, INC.

Forward-Looking Statements
Certain sections of this Annual Report on Form 10-K contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 set forth in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Examples of forward-looking statements include projected capital resources, projected profitability and portfolio performance, estimates of market rental rates, projected capital improvements, expected sources of financing, expectations as to the timing of closing of acquisitions, dispositions or other transactions, the ability to complete acquisitions and other dispositions and the risks associated therewith, and the expected operating performance of anticipated near-term acquisitions and descriptions relating to these expectations.  We caution investors that any forward-looking statements presented in this Annual Report on Form 10-K are based on management's beliefs and assumptions made by, and information currently available to, management. When used, the words "anticipate," "assume," "believe," "estimate," "expect," "intend," "may," "might," "plan," "potential," "project," "should," "will," "result" and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions.
Forward-looking statements involve risks and uncertainties (some of which are beyond our control) and are subject to change based upon various factors, including but not limited to the following risks and uncertainties:

•	changes in the real estate industry and in performance of the financial markets;

•	the actual or perceived impact of U.S. monetary policy;

•	competition in the leasing market;

•	the demand for and market acceptance of our properties for rental purposes;

•	oversupply of office properties in our geographic markets;

•	the amount and growth of our expenses;

•	customer financial difficulties and general economic conditions, including increasing interest rates and changes in prices of commodities, as well as economic conditions in our geographic markets;

•	defaults or non-renewal of leases;

•	risks associated with joint venture partners;

•	the risks associated with the ownership and development of real property, including risks related to natural disasters;

•	risks associated with property acquisitions;

•	the failure to acquire or sell properties as and when anticipated;

•	illiquidity of real estate;

•	termination or non-renewal of property management contracts;

•	the bankruptcy or insolvency of companies for which we provide property management services or the sale of the related properties;

•	the outcome of claims and litigation involving or affecting us;

•	the ability to satisfy conditions necessary to close pending transactions and the ability to successfully integrate businesses;

•	compliance with environmental and other regulations, including real estate and zoning laws;

•	our inability to obtain financing;

•	our inability to use net operating loss carryforwards; and

•	our failure to maintain our status as real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the “Code”).

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

Overview

We are a fully integrated, self-administered and self-managed real estate investment trust ("REIT") specializing in the acquisition, ownership and management of quality office and parking properties in high-growth submarkets in the Sunbelt region of the United States. We owned or had an interest in a portfolio of 51 office and parking properties located in eight states with an aggregate of approximately 17.2 million square feet of leasable space at January 1, 2015. "Part I. Item 2. Properties – Office Buildings" includes a complete listing of properties by market. We offer fee-based real estate services through wholly owned subsidiaries, which in total managed and/or leased approximately 6.0 million square feet for third-party property owners at January 1, 2015. Unless otherwise indicated, all references to square feet represent net rentable area.

Administration

We were formed as a corporation under the laws of the State of Maryland in 1996 and elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 1997. We generally perform commercial real estate leasing, management and acquisition services on an in-house basis. As of December 31, 2014, we had 322 employees. Our principal executive office is located at 390 North Orange Avenue, Suite 2400, Orlando, Florida 32801 and our telephone number is (407) 650-0593. In addition, we have a regional office in Jacksonville, Florida.

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

Recent Significant Activity

On November 17, 2014, we and The California State Teachers' Retirement System ("CalSTRS") terminated the PKY/CalSTRS Austin, LLC joint venture (the "Austin Joint Venture") in Austin, Texas. Pursuant to the transaction agreements, we acquired CalSTRS' 60% interest in San Jacinto Center and One Congress Plaza, resulting in 100% ownership of these two properties, and transferred our 40% interest in Frost Bank Tower, 300 West 6th Street and One American Center to CalSTRS. We also received aggregate net proceeds of approximately $43.6 million from CalSTRS in connection with the transaction and recognized a $52.8 million gain in 2014. Prior to the termination of the joint venture, on a pro rata basis, we owned approximately 966,000 square feet of office space in Austin, Texas and, post-closing, we wholly own approximately 924,000 square feet.

On December 9, 2014, we acquired Corporate Center I, Corporate Center II and Corporate Center III, located in the Westshore submarket of Tampa, Florida, for a gross purchase price of $240.1 million. The acquisition of the Corporate Center assets was funded through a combination of proceeds received from our September 2014 public offering of common stock and borrowings under our senior unsecured revolving credit facility. In conjunction with the closing of the acquisition, we completed the purchase and immediate sale of 19 additional office and parking properties located in six states. We sold these 19 office assets, which were not consistent with our current investment strategy, for a gross sale price of $234.8 million at no gain or loss.

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

Parkway Properties Office Fund II, L.P.

At December 31, 2014, we had one consolidated partnership structured as a discretionary fund. Parkway Properties Office Fund II, L.P. ("Fund II"), a $750.0 million discretionary fund, was formed on May 14, 2008. Fund II was structured with the Teacher Retirement System of Texas ("TRST") as a 70% investor and our operating partnership as a 30% investor, with an original target capital structure of approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt.  Fund II currently owns seven properties totaling 2.5 million square feet in Atlanta, Georgia; Phoenix, Arizona; Jacksonville, Florida; and Philadelphia, Pennsylvania. In August 2012, Fund II increased its investment capacity by $20.0 million to purchase Hayden Ferry Lakeside III, IV and V, a 2,500 space parking garage, a 21,000 square foot office property and a vacant parcel of land available for development, all adjacent to our Hayden Ferry Lakeside I and Hayden Ferry Lakeside II office properties in Phoenix, Arizona. In August 2013, Fund II expanded its investment guidelines solely for the purpose of authorizing the purchase of a parcel of land available for development in Tempe, Arizona. In April 2014, Fund II authorized the development of Hayden Ferry Lakeside III, as well as the transfer of an interest in the owner of Hayden Ferry Lakeside III, a subsidiary of Fund II, to our operating partnership. We now own a 70% indirect interest in Hayden Ferry Lakeside III. In October 2014, Fund II sold approximately one acre of land located in Tempe, Arizona for a gross sale price of $2.0 million.

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

Joint Ventures

In addition to the 49 office and parking properties included in our consolidated financial statements, we were also invested in two unconsolidated joint ventures with unrelated investors as of December 31, 2014.

On June 3, 2013, we purchased an approximate 75% interest in the US Airways Building, a 225,000 square foot office property located in the Tempe submarket of Phoenix, Arizona, for a purchase price of $41.8 million. At closing, a subsidiary of ours issued a $3.5 million mortgage loan to an affiliate of US Airways, which is secured by the building. The mortgage loan carries a fixed interest rate of 3.0% and matures in December 2016. This nine-story office building is adjacent to our Hayden Ferry Lakeside and Tempe Gateway assets and shares a parking garage with our Tempe Gateway asset. The property is the headquarters for US Airways, which has leased 100% of the building through April 2024. US Airways has a termination option on December

31, 2016 or December 31, 2021 with 12 months prior notice. US Airways is also the owner of the remaining approximate 25% interest in the building.

On November 5, 2013, we and our joint venture partner foreclosed and took ownership of 7000 Central Park, a 414,000 square foot office building located in the Central Perimeter of Atlanta, Georgia. We previously acquired a 40% common equity interest in a mortgage note in the original principal amount of $65 million secured by the asset. The total purchase price for the note, which was previously under special servicer oversight, was $56.6 million plus an additional $318,000 in transaction costs. Our share of such amount was approximately $45.0 million, comprised of an investment of approximately $37.0 million for a preferred equity interest in the joint venture that acquired the note and an investment of approximately $8.0 million for a 40% common equity interest. On December 13, 2013, we and our joint venture partner placed secured financing on the asset in the amount of $30.0 million, the net proceeds of which were used to repay a portion of our initial preferred equity investment, reducing the preferred equity interest to approximately $7.6 million. The balance of our investment in the joint venture was $15.8 million as of December 31, 2014.

On December 19, 2013, we acquired Thomas Properties Group, Inc.'s ("TPGI") interest in the Austin Joint Venture as part of the merger transactions with TPGI (the “Mergers"). As of December 31, 2013, we and Madison International Realty, a New York based private equity firm ("Madison") owned a 50% interest in the Austin Joint Venture, of which our ownership was 33%. The Austin Joint Venture owned the following properties: San Jacinto Center; Frost Bank Tower; One Congress Plaza; One American Center; and 300 West 6th Street. On January 24, 2014, pursuant to a put right held by Madison, we purchased Madison’s approximately 17% interest in the Austin Joint Venture for a purchase price of approximately $41.5 million. On February 10, 2014, CalSTRS exercised an option to purchase 60% of Madison's former interest on the same terms that we acquired the interest from Madison for approximately $24.9 million. After giving effect to these transactions, we had a 40% interest in the Austin Joint Venture, with CalSTRS owning the remaining 60%. On November 17, 2014, we terminated the joint venture as described under "Recent Significant Activity."

Third-Party Management

We benefit from a fully integrated management infrastructure, provided by certain of our wholly owned subsidiaries (collectively, our "management companies").  As of January 1, 2015, our management companies managed and/or leased properties containing an aggregate of approximately 23.2 million net rentable square feet, of which approximately 17.2 million net rentable square feet related to properties owned fully or partially by us and approximately 6.0 million net rentable square feet related to properties owned by third parties.

Financing Strategy

Our financing strategy is to maintain a strong and flexible financial position by limiting our debt to a prudent level. We monitor a number of leverage and other financial metrics defined in our senior unsecured revolving credit facility and unsecured term loans, which includes but is not limited to our total debt to total asset value. In addition, we also monitor interest and fixed charge coverage ratios as well as the net debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") multiple. Other traditional measures of leverage are also monitored. Management believes all of the leverage and other financial metrics it monitors, including those discussed above, provide useful information on total debt levels as well as our ability to cover interest and principal with current income.

We intend to finance future growth and future maturing debt with the most advantageous source of capital when available, while also maintaining our variable interest rate exposure at a prudent level. Sources of capital may include selling common or preferred equity or debt securities through public offerings or private placements. We may also finance specific assets with non-recourse mortgage financing. In such cases, we expect to continue seeking primarily fixed rate, non-recourse mortgage financing with maturities from five to ten years typically amortizing over 25 to 30 years on select office building investments.

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

Segment Reporting

Our primary business is the ownership and operation of office and parking properties. We account for each office and parking property or groups of related office and parking properties as an individual operating segment. We have aggregated our individual operating segments into a single reporting segment due to the fact that the individual operating segments have similar operating and economic characteristics, such as being leased by the square foot, sharing the same primary operating expenses and ancillary revenue opportunities and being cyclical in economic performance based on current supply and demand conditions. The individual operating segments are also similar in that revenues are derived from the leasing of office space to customers and each office and parking property is managed and operated consistently in accordance with our standard operating procedures. The range and type of customer uses of our properties is similar throughout our portfolio regardless of location or class of building and the needs and priorities of our customers do not vary widely from building to building. Therefore, our management responsibilities do not vary widely from location to location based on the size of the building, geographic location or class.

Regulation/Environmental

We believe that our properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. We are not aware of any environmental condition that we believe would have a material adverse effect on our capital expenditures, earnings or competitive position (before consideration of any potential insurance coverage). Nevertheless, it is possible that there are material environmental conditions and liabilities of which we are unaware. Moreover, no assurances can be given that (1) future laws, ordinances or regulations or future interpretations of existing requirements will not impose any material environmental liability or (2) the current environmental condition of our properties has not been or will not be affected by customers and occupants of our properties, by the condition of properties in the vicinity of our properties or by third parties.

Insurance

We, or in certain instances, customers at our properties, carry comprehensive commercial general liability, fire, extended coverage, business interruption, rental loss coverage, environmental, and umbrella liability coverage on all of our properties. We also carry wind and flood coverage on properties in areas where we believe such coverage is warranted, in each case with limits of liability that we deem adequate. Similarly, we are insured against the risk of direct physical damage in amounts we believe to be adequate to reimburse us, on a replacement cost basis, for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period. We believe that our insurance coverage contains policy specifications and insured limits that are customary for similar properties, business activities and markets, and we believe our properties are adequately insured. However, we may be subject to certain types of losses that are generally uninsured losses, including, but not limited to, losses caused by riots, war or acts of God. In the opinion of our management, our properties are adequately insured given the relative risk of loss, the cost of the coverage, and industry practice.

Competition

We compete with a considerable number of other real estate companies, financial institutions, pension funds, private partnerships, individual investors and others when attempting to acquire and lease office space in the markets in which we own properties. Principal factors of competition in our business are the quality of properties (including the design and condition of improvements), leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the quality and breadth of customer services provided and reputation as an owner and operator of quality office and parking properties in the relevant market. Our ability to compete also depends on, among other factors, trends in the national and local economies, financial condition and operating results of current and prospective customers, availability and cost of capital, taxes and governmental regulations and legislation.

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

Since January 1, 2014, we have acquired ten wholly owned office properties, one land parcel available for development, and one leasehold interest in land available for development adding over 3.2 million square feet of office space. The acquired interests we received from CalSTRS added 924,000 square feet of wholly owned office space to our portfolio. During the year ended December 31, 2014, the total square footage of our portfolio decreased by approximately 2.3% when considering these acquisitions, net of dispositions. In addition, we intend to continue to pursue the acquisition of properties and portfolios of properties, including large portfolios that could further increase our size and result in further alterations to our capital structure.

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

•
acquired properties may be located in new markets where we face risks associated with an incomplete knowledge or understanding of the local market and a limited number of established business relationships in the area; and

•
we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, to the transferor with respect to unknown liabilities, including liabilities for clean-up of undisclosed environmental contamination or non-compliance with environmental laws. As a result, if a claim were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle it, which could adversely affect our cash flow.

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

In addition, we also rely on rental income and expense projections and estimates of the fair market value of a property upon completion of construction when agreeing upon a purchase price at the time we acquire unimproved real property. If our projections are inaccurate, including due to any of the risks described above, we may pay too much for a property and be unable to charge rents that compensate us for our increased costs which could adversely affect our results of operations.

TPG VI Pantera Holdings, L.P. is a significant stockholder and may have conflicts of interest with us in the future.

As of December 31, 2014, TPG VI Pantera Holdings, L.P. ("TPG Pantera") and TPG VI Management, LLC (“TPG Management"), an affiliate of TPG Pantera (collectively, the "TPG Entities"), owned approximately 21% of our issued and outstanding common stock and limited voting stock together. In addition, so long as TPG Pantera owns at least 10% of our issued and outstanding common stock, TPG Pantera has a pre-emptive right to participate in our future equity issuances, subject to certain conditions. This concentration of ownership in one stockholder could potentially be disadvantageous to other stockholders' interests. In addition, if TPG Pantera were to sell or otherwise transfer all or a large percentage of its holdings, our stock price could decline and we could find it difficult to raise capital, if needed, through the sale of additional equity securities.

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

In connection with TPG Pantera's May 2012 investment in us, we entered into a stockholders agreement with the TPG Entities, pursuant to which we granted TPG Pantera certain rights that may restrain our ability to take various actions in the future. Under the stockholders agreement, as amended, we have agreed to maintain a ten member board of directors, and TPG Pantera will have the right to nominate a specified number of directors to the board and to have a specified number of such directors appointed to each committee of the board of directors for so long as TPG Pantera's ownership percentage of our common stock is equal to or greater than 5%. TPG Pantera will be entitled to nominate to the board (1) four directors if TPG Pantera's ownership percentage of our common stock is at least 21% and it continues to own at least 90% of the shares of our common stock that it owned as of the completion of our underwritten public offering in December 2012 (the "2012 offering"), which is approximately 21.2 million shares, (2) three directors if TPG Pantera's ownership percentage is at least 17.5% but less than 21% and it continues to own at least 70% of the shares of our common stock that it owned as of the completion of the 2012 offering, which is approximately 16.5 million shares, (3) two directors if TPG Pantera's ownership percentage is at least 13% but less than 17.5%, and (4) one director if TPG Pantera's ownership percentage is at least 5% but less than 13%. In addition, we have agreed to constitute each of our board committees as a four member committee and (1) for so long as TPG Pantera's ownership percentage of our common stock is equal to or greater than 20%, TPG Pantera has the right to have two of its nominated directors appointed to each committee of the board, and (2) for so long as TPG Pantera's ownership percentage is equal to or greater than 5% but less than 20%, TPG Pantera will have the right to have one of its nominated directors appointed to each committee of the board.

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

In addition, for so long as TPG Pantera's ownership percentage of our common stock is equal to or greater than 5%, other than in connection with any change in control of us, the rights and responsibilities of the investment committee of the board will include (1) except for certain permitted issuances relating to outstanding rights to purchase or acquire our capital stock, compensation arrangements and acquisition transactions, any sale or issuance of any capital stock or other security, (2) any incurrence of indebtedness with a principal amount greater than $20 million, and (3) any other matters over which the investment committee currently has approval authority, including without limitation material asset acquisitions and dispositions. During such period, the rights and responsibilities of the compensation committee of the board will include (1) the hiring or termination of any of our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer or Chief Investment Officer, or any material change in any of the duties of any such executive officer, and (2) any approval of future compensation arrangements for such officers. During such period, the board may not approve such matters without the affirmative approval of the investment committee or the compensation committee, as applicable.

Our performance is subject to risks inherent in owning real estate investments.

We are generally subject to risks incidental to the ownership of real estate. These risks include:

•	changes in supply of or demand for office and parking properties or customers for such properties in areas in which we own buildings;

•	the ongoing need for capital improvements;

•	increased operating costs, which may not necessarily be offset by increased rents, including insurance premiums, utilities and real estate taxes, due to inflation and other factors;

•	changes in tax, real estate and zoning laws;

•	changes in governmental rules and fiscal policies;

•	inability of customers to pay rent;

•
competition from the development of new office space in the markets in which we own property and the quality of competition, such as the attractiveness of our properties as compared to our competitors' properties based on considerations such as convenience of location, rental rates, amenities and safety record; and

•	civil unrest, acts of war, terrorism, acts of God, including earthquakes, hurricanes and other natural disasters (which may result in uninsured losses), and other factors beyond our control.

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

If global market and economic conditions deteriorate, our business, financial condition and results of operations could be adversely affected.

Although the U.S. economy has emerged from the recent recession and economic data reflects a stabilization of the economy and credit markets, the cost and availability of credit and the commercial real estate market generally may be adversely affected by persistent high levels of unemployment, insufficient consumer demand or confidence, the impacts of changes in the U.S. federal budgetary process, changes in regulatory environments and other macro-economic factors. If current economic conditions deteriorate, business layoffs, downsizing, industry slowdowns and other similar factors that affect our customers could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio. The timing of changes in occupancy levels tends to lag the timing of changes in overall economic activity and employment levels. Additionally, deteriorating economic conditions could have an impact on our lenders or customers, causing them to fail to meet their obligations to us. No assurances can be given that the current economic conditions will continue to improve, and if the economic recovery slows or stalls, our ability to lease our properties and increase or maintain rental rates may be affected, which would have a material adverse effect on our business, financial condition and results of operations.

We face considerable competition in the leasing market and may be unable to renew existing leases or re-let space on terms similar to our existing leases, or we may expend significant capital in our efforts to re-let space, which may adversely affect our financial condition and results of operations.

Each year, we compete with a number of other owners and operators of office and parking properties to renew leases with our existing customers and to attract new customers. To the extent that we are able to renew leases that are scheduled to expire in the short-term or re-let such space to new customers, heightened competition resulting from adverse market conditions may require us to utilize rent concessions and tenant improvements to a greater extent than we historically have. In addition, the economic downturn of the last several years has led to increased competition for credit worthy customers and we may have difficulty competing with competitors who have purchased properties at depressed prices because our competitor's lower cost basis in their properties may allow them to offer space at reduced rental rates.

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

Our business could be adversely affected by a decline in commodity prices.

The Houston market represents approximately 24.9% of the square footage which we owned or had an interest in as of December 31, 2014. The Houston market is economically dependent on the petroleum industry. A key economic variable that affects the petroleum industry is the price of crude oil, which can be influenced by general economic conditions, industry inventory levels, production quotas imposed by the Organization of Petroleum Exporting Countries , weather-related damage and disruptions, competing fuel prices and geopolitical risk. If the Houston market faces significant exposure to fluctuations in global crude oil prices, particularly for extended periods of time, or oil prices continue to decrease, the Houston market may experience business layoffs, downsizing, industry slowdowns and other similar factors. These potential risks to our customers in Houston could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio in the Houston market.

Some of our leases provide customers with the right to terminate their leases early, which could have an adverse effect on our cash flow and results of operations.

Certain of our leases permit our customers to terminate their leases as to all or a portion of the leased premises prior to their stated lease expiration dates under certain circumstances, such as providing notice by a certain date and, in most cases, paying a termination fee. To the extent that our customers exercise early termination rights, our cash flow and earnings will be adversely affected, and we can provide no assurances that we will be able to generate an equivalent amount of net effective rent by leasing the vacated space to new third-party customers.

Leasing office space to smaller and growth-oriented businesses could adversely affect our cash flow and results of operations.

Some of the tenants in our properties are smaller, growth-oriented businesses that may not have the financial strength of larger corporate tenants. Smaller companies generally experience a higher rate of failure than large businesses. Growth-oriented firms may also seek other office space as they develop. Leasing office space to these companies could create a higher risk of tenant defaults, turnover and bankruptcies, which could adversely affect our distributable cash flow and results of operations.

Our expenses may remain constant or increase, even if our revenues decrease, causing our results of operations to be adversely affected.

Costs associated with our business, such as mortgage payments, real estate taxes, insurance premiums, and maintenance costs, are relatively inflexible and generally do not decrease, and may increase, when a property is not fully occupied, rental rates decrease, a customer fails to pay rent or other circumstances cause a reduction in property revenues. As a result, if revenues drop, we may not be able to reduce our expenses accordingly, which would adversely affect our results of operations.

Our property taxes could increase due to property tax rate changes or reassessment, which could impact our cash flows.

Even if we qualify as a REIT for U.S. federal income tax purposes, we will be required to pay state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially from what we have paid in the past. If the property taxes we pay increase, our financial condition, results of operations, cash flows, per share trading price of our common stock and our ability to satisfy our principal and interest obligations and to make distributions to our stockholders could be adversely affected.

Illiquidity of real estate may limit our ability to vary our portfolio.

Real estate investments are relatively illiquid. Our ability to vary our portfolio by selling properties and buying new ones in response to changes in economic and other conditions may therefore be limited. In addition, the Code limits our ability to sell our properties by imposing a penalty tax of 100% on the gain derived from prohibited transactions, which are defined as sales of property held primarily for sale to customers in the ordinary course of a trade or business. The frequency of sales and the holding period of the property sold are two primary factors in determining whether the property sold fits within this definition. These considerations may limit our opportunities to sell our properties. If we must sell an investment, we cannot assure you that we will be able to dispose of the investment in the time period we desire or that the sales price of the investment will recoup or exceed our cost for the investment, or that the penalty tax would not be assessed.

We may acquire properties or portfolios of properties through tax deferred contribution transactions, which could result in stockholder dilution and limit our ability to sell such assets.

We have acquired, and we may acquire in the future, properties or portfolios of properties through tax deferred contribution transactions in exchange for partnership interests in our operating partnership. These transactions can result in stockholder dilution. This acquisition structure can have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require (and in the case of our properties, requires) that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell an asset at a time, or on terms, that would be favorable absent such restrictions.

Certain of our properties may represent a significant portion of our revenues and assets.

As of January 1, 2015, one of our properties, CityWestPlace accounted for approximately 10.4% of our assets on a consolidated basis. No other property accounted for more than 10% of our portfolio's annualized base rent or assets as of January 1, 2015. Our revenue and cash available for distribution to our stockholders would be materially and adversely affected if this property were materially damaged or destroyed. Additionally, our revenue and cash available for distribution to our stockholders would be materially adversely affected if tenants at this property experienced a downturn in their business, which could weaken their financial condition and result in their failure to make timely rental payments, defaulting under their leases or filing for bankruptcy.

Our joint venture investments could be adversely affected by the capital markets, our lack of sole decision-making authority, our reliance on joint venture partner's financial condition and any disputes that may arise between us and our joint venture partners.

We have in the past co-invested, and may in the future co-invest, with third parties through partnerships, joint ventures or other structures, acquiring non-controlling interests in, or sharing responsibility for managing the affairs of, a property, partnership, co-tenancy or other entity. Therefore, we may not be in a position to exercise sole decision-making authority regarding the properties owned through joint ventures. In addition, investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including potential deadlocks in making major decisions, restrictions on our ability to exit the joint venture, reliance on our joint venture partners and the possibility that joint venture partners might become bankrupt or fail to fund their share of required capital contributions, thus exposing us to liabilities in excess of our share of the investment or take action that could jeopardize our REIT status. The funding of our capital contributions may be dependent on proceeds from asset sales, credit facility advances and/or sales of equity securities. Joint venture partners may have business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. We may in specific circumstances be liable for the actions of our joint venture partners. In addition, any disputes that may arise between us and joint venture partners may result in litigation or arbitration that would increase our expenses.

We and our properties are subject to various federal, state and local regulatory requirements, such as environmental laws, state and local fire and safety requirements, building codes and land use regulations.

We, our tenants, and our properties are subject to various federal, state and local regulatory requirements, such as environmental laws, state and local fire and safety requirements, building codes and land use regulations. Failure to comply with these requirements could subject us or our tenants to governmental fines or private litigant damage awards. In addition, compliance with these requirements, including new requirements or stricter interpretation of existing requirements, may require us or our tenants to incur significant expenditures. We do not know whether existing requirements will change or whether future requirements, including any requirements that may emerge from pending or future climate change legislation, will develop. Environmental noncompliance liability also could impact a tenant's ability to make rental payments to us. Furthermore, our reputation could be negatively affected if we violate environmental laws or regulations.

In addition, as a current or former owner or operator of real property, we may be subject to liabilities resulting from the presence of hazardous substances, waste or petroleum products at, on, under or emanating from such property, including investigation and cleanup costs; natural resource damages; third-party liability for cleanup costs; personal injury or property damage; and costs or losses arising from property use restrictions. Cleanup liabilities are often imposed without regard to whether the owner or operator knew of, or was responsible for, the presence of such contamination, and the liability may be joint and several. The presence of hazardous substances also may result in use restrictions on impacted properties or result in liens on contaminated sites in favor of the government for damages it incurs to address contamination. We also may be liable for the costs of removal or remediation of hazardous substances or waste at disposal or treatment facilities if we arranged for disposal or treatment of hazardous substances at such facilities, whether or not we own such facility. Moreover, buildings and other improvements on our properties may contain asbestos-containing material or could have indoor air quality concerns (e.g., from airborne contaminants such as mold), which may subject us to costs, damages and other liabilities including abatement cleanup, personal injury, and property damage liabilities. The foregoing could adversely affect occupancy and our ability to develop, sell or borrow against any affected property and could require us to make significant unanticipated expenditures that would adversely impact our business, financial condition and results of operations.

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

Our properties must comply with the Americans with Disabilities Act ("ADA") and any equivalent state or local laws, to the extent that our properties are public accommodations as defined under such laws. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. If one or more of our properties is not in compliance with the ADA or any equivalent state or local laws, then we may be required to incur additional costs to bring the property into compliance with the ADA or similar state or local laws. Noncompliance with the ADA could also result in imposition of fines or an award of damages to private litigants. We cannot predict the ultimate amount of the cost of compliance with the ADA or any equivalent state or local laws. If we incur substantial costs to comply with the ADA or any equivalent state or local laws, our business, financial condition and results of operations could be adversely affected.

Our third-party management and leasing agreements are subject to the risk of termination and non-renewal.

Our third-party management and leasing agreements are subject to the risk of possible termination under certain circumstances, including our failure to perform as required under these agreements and to the risk of non-renewal by the property owner upon expiration or renewal on terms less favorable to us than the current terms. If management and leasing agreements are terminated, or are not renewed upon expiration, our expected revenues will decrease and our financial condition and results of operations could be adversely affected.

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

We, or in certain instances, customers at our properties, carry comprehensive commercial general liability, fire, extended coverage, business interruption, rental loss coverage, environmental, and umbrella liability coverage on all of our properties. We also carry wind and flood coverage on properties in areas where we believe such coverage is warranted, in each case with limits of liability that we deem adequate. Similarly, we are insured against the risk of direct physical damage in amounts we believe to be adequate to reimburse us, on a replacement cost basis, for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period. We believe that our insurance coverage contains policy specifications and insured limits that are customary for similar properties, business activities and markets, and we believe our properties are adequately insured. However, we may be subject to certain types of losses that are generally uninsured losses, including, but not limited to losses caused by riots, war or acts of God. In the event of substantial property loss, the insurance coverage may not be sufficient to pay the full current market value or current replacement cost of the property. In the event of an uninsured loss, we could lose some or all of our capital investment, cash flow and anticipated profits related to one or more properties. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it not feasible to use insurance proceeds to replace a property after it has been damaged or destroyed. Under such circumstances, the insurance proceeds we receive might not be adequate to restore our economic position with respect to such property.

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

As of December 31, 2014, we had approximately $1.8 billion of total outstanding indebtedness. In addition, in connection with executing our business strategies going forward, we expect to continue to evaluate the possibility of acquiring additional properties and making strategic investments, and we may elect to finance these endeavors by incurring additional indebtedness. The amount of such indebtedness could have material adverse consequences for us, including:

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

The sale of a property subject to a mortgage loan may trigger pre-payment penalties, yield maintenance payments or make-whole payments to the lender, which would reduce the amount of gain or increase our loss on the sale of a property and could make the sale of a property less likely. Certain of our mortgage loans will have significant outstanding principal balances on their maturity dates, commonly known as "balloon payments." There is no assurance that we will be able to refinance such balloon payments upon the maturity of the loans, which may force disposition of properties on disadvantageous terms or require replacement with debt with higher interest rates, either of which would have an adverse impact on our financial condition and results of operations. Additionally, at the time a loan matures, the property may be worth less than the loan amount and, as a result, we may determine not to refinance the loan and permit foreclosure, generating a loss.

Financial covenants could adversely affect our ability to conduct our business.

Our senior unsecured revolving credit facility and unsecured term loans contain restrictions on the amount of debt we may incur and other restrictions and requirements on our operations. These restrictions, as well as any additional restrictions to which we may become subject to in connection with additional financings or refinancings, could restrict our ability to pursue business initiatives, effect certain transactions or make other changes to our business that may otherwise be beneficial to us, which could adversely affect our results of operations. In addition, violations of these covenants could cause declaration of defaults under and acceleration of any related indebtedness, which would result in adverse consequences to our financial condition. Our senior unsecured revolving credit facility and unsecured term loans also contain cross-default provisions that give the lenders the right to declare a default if we are in default under other loans in excess of certain amounts. In the event of a default, we may be required to repay such debt with capital from other sources, which may not be available to us on attractive terms, or at all, which would have a material adverse effect on our business, financial condition and results of operations.

Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.
Incurring mortgage and other secured debt obligations increases our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could adversely affect the overall value of our portfolio of properties (or portions thereof). For tax purposes, a foreclosure of any of our properties that is subject to a nonrecourse mortgage loan generally would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to satisfy the distribution requirements applicable to REITs under the Code. Foreclosures could also trigger our tax indemnification obligations under the terms of our agreements with certain continuing investors with respect to sales of certain properties.

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

In order to qualify as a REIT, we generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain. Because of these distribution requirements, it is not likely that we will be able to fund all future capital needs from income from operations. As a result, when we engage in the development or acquisition of new properties or expansion or redevelopment of existing properties, we will continue to rely on third-party sources of capital, including lines of credit, collateralized or unsecured debt (both construction financing and permanent debt), and equity issuances. Our access to third-party sources of capital depends on a number of factors, including general market conditions, the market's view of the quality of our assets, the market's perception of our growth potential, our current debt levels and our current and expected future earnings. There can be no assurance that we will be able to obtain the financing necessary to fund our current or new developments or project expansions or our acquisition activities on terms favorable to us or at all. If we are unable to obtain a sufficient level of third-party financing to fund our capital needs, our results of operations, financial condition and ability to make distributions to our stockholders may be adversely affected.

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

As of December 31, 2014, we had net operating losses, ("NOLs"), of approximately $166.4 million for U.S. federal income tax purposes (not including NOLs acquired from the Mergers). These NOLs are subject to varying expirations between 2018 and 2032. In 2012, we have undergone an ownership change for purposes of Section 382 of the Code. An ownership change is, as a general matter, triggered by sales or acquisitions of our stock in excess of 50% on a cumulative basis during a three-year period by persons owning five percent or more of our total equity value. As a result of this ownership change, and subject to certain exceptions, our NOLs in existence at that time is subject to a gross annual limitation of $15.4 million.  As of the year ended December 31, 2014, we generally may utilize approximately $31.6 million of our NOLs carryforwards derived prior to the ownership change to reduce our REIT taxable income (and therefore our distribution requirement) for a given taxable year. In addition, if we experience an additional ownership change during any subsequent three-year period, our future ability to utilize our NOLs may become further limited.

In addition, our ability to use NOLs of TPGI, totaling $88.4 million, to which we succeeded as a result of the merger of TPGI with and into Parkway Properties, Inc. on December 19, 2013 (the "Parent Merger") is limited.

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

Because TPGI was taxable as a regular C corporation and we acquired its appreciated assets in a transaction in which the adjusted tax basis of the assets in our hands is determined by reference to the adjusted tax basis of the assets in the hands of TPGI prior to the Parent Merger, we will be subject to corporate income tax on the "built-in gain" with respect to TPGI’s assets at the time of the Parent Merger to the extent that we dispose of those assets in a taxable transaction within ten years following the Parent Merger (which occurred on December 19, 2013). This built-in gain is measured by the difference between the value of the TPGI assets at the time of the Parent Merger and the adjusted basis in those assets. Our ability to use historic net operating loss carryovers of TPGI to offset any built-in gain subject to this tax is limited.

Furthermore, in order to qualify as a REIT, we must not have, at the end of any taxable year, any earnings and profits accumulated in a non-REIT year. In connection with the Parent Merger, we would have succeeded to any earnings and profits accumulated by TPGI for taxable periods preceding the Parent Merger. In connection with the closing of the Mergers, we received a report, prepared by TPGI’s accountants, to the effect that TPGI would not have any earnings and profits accumulated in a non-REIT year to which we would succeed as a result of the Parent Merger. If we are (or were) treated as having, as a result of the Parent Merger or otherwise, any earnings and profits accumulated in any non-REIT year, in order to maintain our qualification as a REIT, we may have to pay a special dividend and/or employ applicable deficiency dividend procedures to eliminate such earnings and profits. If we need to make a special dividend or pay a deficiency dividend and do not otherwise have cash on hand to do so, we may need to (1) sell assets in adverse market conditions, (2) borrow on unfavorable terms, (3) distribute amounts otherwise intended to be used for other purposes, or (4) make a taxable distribution of common stock. These alternatives could increase our costs or reduce our equity. In addition, we may be required to pay interest based on the amount of any such deficiency dividends. If we were unable to utilize any applicable deficiency dividend procedures, we could lose our REIT status.

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

In addition to the foregoing, as a result of the Parent Merger, we remain liable for unpaid taxes of TPGI (if any) for any periods through the Parent Merger.

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

If we fail to qualify as a REIT, we will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates without any deduction for dividends paid. In addition, unless entitled to relief under certain statutory provisions, we will be disqualified from treatment as a REIT for the four taxable years following the year during which we failed to qualify. This treatment would reduce net earnings available for investment or distribution to stockholders because of the additional tax liability for the year or years involved. In addition, we would no longer be required to make distributions to our stockholders. To the extent that distributions to stockholders had been made based on our qualifying as a REIT, we might be required to borrow funds or to liquidate certain of our investments to pay the applicable tax. As a REIT, we have been and will continue to be subject to certain U.S. federal, state and local taxes on our income and property.

If our operating partnership failed to qualify as a partnership for U.S. federal income tax purposes, we would cease to qualify as a REIT and suffer other adverse consequences.

We believe that our operating partnership is properly treated as a partnership for U.S. federal income tax purposes. As a partnership, our operating partnership is not subject to U.S. federal income tax on its income. Instead, each of its partners, including us, is allocated, and may be required to pay tax with respect to, its share of our operating partnership's income. We cannot assure you, however, that the Internal Revenue Service (the “IRS") will not challenge the status of our operating partnership or any other subsidiary partnership in which we own an interest as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our operating partnership or any such other subsidiary partnership as an entity taxable as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of our operating partnership or any subsidiary partnerships to qualify as a partnership would cause it to become subject to federal and state corporate income tax, which could reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.

REIT distribution requirements could adversely affect our ability to execute our business plan or cause us to finance our needs during unfavorable market conditions.

In order to qualify as a REIT, we generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Code.

From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with generally accepted accounting principles ("GAAP"). This may occur, for instance, because of differences in timing between the recognition of taxable income and the actual receipt of cash or the effects of non-deductible capital expenditures, or the creation of reserve required debt or amortization payments. As a result, we may find it difficult or impossible to meet distribution requirements in certain circumstances. The requirement to distribute a substantial portion of our taxable income could cause us to (1) sell assets in adverse market conditions, (2) borrow on unfavorable terms, (3) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt or (4) make a taxable distribution of our common stock as part of a distribution in which stockholders may elect to receive our common stock or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with REIT requirements. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect our business, financial condition and results of operations.

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

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, income that we generate from transactions intended to hedge our interest rate and certain types of foreign currency risk generally will be excluded from gross income for purposes of the 75% and 95% gross income tests applicable to REITs if the instrument hedges interest rate or foreign currency risk on liabilities used to carry or acquire real estate assets or certain other types of foreign currency risk, and such instrument is properly identified. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.

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

Our ability to own stock and securities of TRSs is limited and our transactions with our TRSs will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm's length terms.

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

The ability of our board of directors to revoke our REIT election without stockholder approval may cause adverse consequences to our stockholders.
Our charter provides that the board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if the board determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to qualify as a REIT, we would become subject to U.S. federal income tax on our net taxable income and we generally would no longer be required to distribute any of our net taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders.

There is a risk of changes in the tax law applicable to REITs.

The Internal Revenue Service, the United States Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations and other guidance. We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be adopted. Any legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of us and/or our investors.

Risks Associated with Our Stock

Limitations on the ownership of our common stock may preclude the acquisition or change of control of our Company.

Certain provisions contained in our charter and bylaws and certain provisions of Maryland law may have the effect of discouraging a third party from making an acquisition proposal for us and may thereby inhibit a change of control. Provisions of our charter are designed to assist us in maintaining our qualification as a REIT under the Code by preventing concentrated ownership of our capital stock that might jeopardize REIT qualification. Among other things, these provisions provide that, if a transfer of our stock or a change in our capital structure would result in (1) any person (as defined in the charter) directly or indirectly acquiring beneficial or constructive ownership of more than 9.8% (in value or in number, whichever is more restrictive) of our outstanding equity stock excluding Excess Stock, (2) our outstanding shares being owned by fewer than 100 persons, or (3) our being "closely held" within the meaning of Section 856(h) of the Code, then:

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

Maryland law provides protection for Maryland corporations against unsolicited takeovers by limiting, among other things, the duties of the directors in unsolicited takeover situations. The duties of directors of Maryland corporations do not require them to (a) accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation, (b) authorize the corporation to redeem any rights under, or modify or render inapplicable, any stockholder rights plan, (c) make a determination under the Maryland Business Combination Act, or (d) act or fail to act solely because of the effect of the act or failure to act may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the stockholders in an acquisition. Moreover, under Maryland law the act of a director of a Maryland corporation relating to or affecting an acquisition or potential acquisition of control is not subject to any higher duty or greater scrutiny than is applied to any other act of a director. Maryland law also contains a statutory presumption that an act of a director of a Maryland corporation satisfies the applicable standards of conduct for directors under Maryland law.

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

Our charter authorizes our Board of Directors to, among other things, issue additional shares of capital stock without stockholder approval. We cannot predict whether future issuances or sales of shares of our common stock or the availability of shares for resale in the open market will decrease the per share trading price per share of our common stock. The issuance of substantial numbers of shares of our common stock in the public market, or upon exchange of common units of limited partnership interests in our operating partnership, or the perception that such issuances might occur, could adversely affect the per share trading price of our common stock. In addition, any such issuance could dilute our existing stockholders' interests in our company. The per share trading price of our common stock may decline significantly upon the sale of shares of our common stock pursuant to registration rights granted to the TPG Entities in connection with TPG Pantera's investment in us in May 2012. In particular, we have entered into a stockholders agreement with the TPG Entities pursuant to which the TPG Entities may at any time (1) make up to three demands for registration and (2) include the common stock they hold in any registration statement we file on account of any of our other security holders. The shares of common stock that may be registered on behalf of the TPG Entities, as described above, represent approximately 21% of our issued and outstanding common stock and of our issued and outstanding common stock and limited voting stock as of December 31, 2014. As a result, a substantial number of shares may be sold pursuant to the registration rights granted to the TPG Entities. The sale of such shares by the TPG Entities, or the perception that such a sale may occur, could materially and adversely affect the per share trading price of our common stock and could dilute our existing stockholders' interests in our company.

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

We may change our dividend policy.

Future distributions will be declared and paid at the discretion of our Board of Directors and the amount and timing of distributions will depend upon cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as our Board of Directors deems relevant. Our Board of Directors may change our dividend policy at any time, and there can be no assurance as to the manner in which future dividends will be paid or that the current dividend level will be maintained in future periods.

Our senior unsecured revolving credit facility and unsecured term loans prohibit us from repurchasing shares of our common stock and may limit our ability to pay dividends on our common stock.

Our senior unsecured revolving credit facility and unsecured term loans prohibit us from repurchasing any shares of our common stock, during the term of the senior unsecured revolving credit facility and the unsecured term loans. Under the credit agreement governing our senior unsecured revolving credit facility and unsecured term loans, our distributions may not exceed the greater of (1) 90% of our funds from operations, (2) the amount required for us to qualify and maintain our status as a REIT or (3) the amount required for us to avoid the imposition of income and excise taxes. As a result, if we do not generate sufficient funds from operations (as defined in the credit agreement) during the 12 months preceding any common stock dividend payment date, we would not be able to pay dividends to our common stockholders consistent with our past practice without causing a default under our credit agreement. In the event of such a default, we would be unable to borrow under our credit agreement, and any amounts we have borrowed under the credit agreement thereunder could become due and payable.

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

ITEM 1B.                  Unresolved Staff Comments.

None.

ITEM 2.                  Properties.

General

We operate and invest principally in quality office and parking properties in high growth submarkets in the Sunbelt region of the United States. At January 1, 2015, we owned or had an interest in 51 office and parking properties, including interests held through consolidated and unconsolidated joint ventures, comprising approximately 17.2 million square feet of office space located in eight states.

Office Buildings

We generally hold and operate our portfolio of office buildings for investment purposes. When our operating standards require necessary upgrades to recent acquisitions, we renovate, improve, or redevelop our office buildings. All such improvements are expected to be financed by cash flow from the portfolio of office and parking properties, capital expenditure escrow accounts or advances under our unsecured credit facilities.

Acquisitions

During the year ended December 31, 2014, we purchased ten wholly owned office and parking properties, one land parcel available for development, and one leasehold interest in land available for development as follows (in thousands):

Office and Parking Properties	Location	Type of Ownership	Square Feet	Date Purchased	Gross Purchase Price (1)
JTB Center	Jacksonville, FL	Wholly Owned	248	01/30/2014	$33,300
Courvoisier Centre	Miami, FL	Wholly Owned	343	04/10/2014	145,810
One Orlando Centre	Orlando, FL	Wholly Owned	356	04/14/2014	55,111
Millenia Park One	Orlando, FL	Wholly Owned	157	07/03/2014	25,500
The Forum at West Paces (2)	Atlanta, GA	Wholly Owned	223	08/19/2014	47,000
Corporate Center I	Tampa, FL	Wholly Owned	391	12/09/2014	94,237
Corporate Center II	Tampa, FL	Wholly Owned	291	12/09/2014	68,909
Corporate Center III	Tampa, FL	Wholly Owned	292	12/09/2014	76,995
One Congress Plaza (3)	Austin, TX	Wholly Owned	514	11/17/2014	157,100
San Jacinto Center (3)	Austin, TX	Wholly Owned	410	11/17/2014	154,300
			3,225		$858,262

Corporate Center V Land (4)	Tampa, FL	Wholly Owned	N/A	12/30/2014	4,683
Corporate Center VI Land (5)	Tampa, FL	Wholly Owned	N/A	12/31/2014	4,845
			3,225		$867,790

(1) Purchase price consists of the contract price only and does not include closing costs, adjustments, proration or improvements made subsequent to purchase.
(2) On July 29, 2014, we purchased a $50 million first mortgage note secured by The Forum at West Paces. On August 19, 2014, we obtained the property through a deed in lieu of foreclosure.
(3) On November 17, 2014, we and CalSTRS terminated the Austin Joint Venture. Pursuant to the transaction agreements, we acquired CalSTRS' 60% interest in San Jacinto Center and One Congress Plaza, resulting in 100% ownership of these two assets, and transferred our 40% interest in Frost Bank Tower, 300 West 6th Street and One American Center to CalSTRS. In connection with this transaction, we received aggregate net proceeds of approximately $43.6 million from CalSTRS and recognized a $52.8 million gain in 2014.
(4) On December 30, 2014, we purchased approximately seven acres of a leasehold interest in land available for development located in the Westshore submarket of Tampa, Florida for a gross purchase price of $4.7 million. This land is adjacent to our Corporate Center I, II, III and IV assets at International Plaza.
(5) On December 31, 2014, we purchased approximately 6.5 acres of land available for development located in the Westshore submarket of Tampa, Florida for a gross purchase price of $4.8 million. This land is adjacent to our Corporate Center I, II, III and IV assets at International Plaza.

We generally financed these acquisitions with borrowings under our unsecured term loans and senior unsecured revolving credit facility, with proceeds from underwritten public offerings of shares of our common stock, and available cash.

We purchased these ten assets at an estimated weighted average capitalization rate of 5.30%.  We compute the estimated capitalization rate by dividing cash net operating income including rent concessions for the first year of ownership by the gross purchase price. We define cash net operating income as property specific revenues (rental revenue, property expense recoveries and other revenue) less property specific expenses (personnel, real estate taxes, insurance, repairs and maintenance and other property expenses).

Dispositions

During the year ended December 31, 2014, we sold the following properties (in thousands):

Office and Parking Properties	Location	Type of Ownership	Square Feet	Date of Sale	Gross Sales Price	Gain on Sale
Woodbranch Building	Houston, TX	Wholly Owned	109	01/14/2014	$15,000	$9,974
Mesa Corporate Center	Phoenix, AZ	Wholly Owned	106	01/31/2014	13,200	489
Schlumberger Building	Houston, TX	Wholly Owned	155	09/04/2014	17,000	6,664
525 North Tryon	Charlotte, NC	Wholly Owned	405	12/29/2014	60,000	16,149

			775		$105,200	$33,276

Tempe Town Lake (1)	Tempe, AZ	Joint Venture	N/A	10/06/2014	$2,000	$739

(1) Tempe Town Lake was a Fund II property, of which 30% was our share. Our share of the gain was $221,700.

The following table sets forth certain information about office and parking properties which we owned or had an interest in at January 1, 2015:

Market and Property	Number Of Properties (1)	Parkway's Ownership Interest	Total Net Rentable Square Feet (In thousands)	Occupancy Percentage	Weighted Avg. Gross Rental Rate Per Net Rentable Square Foot (2)	% of Leases Expiring in 2015 (3)	Year Built/ Renovated
CONSOLIDATED PROPERTIES:
PHOENIX, AZ
Squaw Peak I & II		100.0%	291	97.0%	$22.89	3.1%	1999/2000
Hayden Ferry Lakeside I		30.0%	204	84.2%	27.81	15.8%	2002
Hayden Ferry Lakeside II		30.0%	299	99.8%	29.41	5.6%	2007
Hayden Ferry Lakeside IV		30.0%	21	80.7%	31.28	0.0%	2007
Tempe Gateway		100.0%	264	94.8%	26.88	0.0%	2009
	5		1,079
FT. LAUDERDALE, FL
Hillsboro V		100.0%	116	85.4%	13.26	—%	1985
Hillsboro I-IV		100.0%	100	67.8%	12.25	9.0%	1985
	2		216
JACKSONVILLE, FL
SteinMart Building		100.0%	197	93.3%	17.95	3.5%	1985
Riverplace South		100.0%	112	89.3%	15.37	7.1%	1981
245 Riverside		30.0%	137	95.4%	21.68	7.4%	2003
Deerwood North		100.0%	498	97.4%	20.01	3.2%	1999
Deerwood South		100.0%	522	96.7%	20.02	6.6%	1999
JTB Center		100.0%	248	94.4%	19.98	1.4%	1999 - 2001
	6		1,714
TAMPA, FL
Westshore Corporate Center (4)		100.0%	174	97.3%	24.06	21.5%	1988
Corporate Center I (4)		100.0%	391	75.4%	28.23	1.3%	1999
Corporate Center II (4)		100.0%	291	66.3%	30.19	10.8%	2002
Corporate Center III (4)		100.0%	292	67.5%	32.24	4.8%	2004
Corporate Center IV (4)		100.0%	250	96.0%	32.06	1.2%	2008
Cypress Center I, II & III		100.0%	286	94.7%	19.87	20.8%	1982
The Pointe		100.0%	252	95.4%	28.22	12.8%	1982
	7		1,936
MIAMI, FL
Lincoln Place (4)		100.0%	140	100.0%	24.75	—%	2002
Courvoisier Centre		100.0%	343	84.0%	41.51	1.7%	1986/1990
	2		483

Market and Property	Number Of Properties (1)	Parkway's Ownership Interest	Total Net Rentable Square Feet (In thousands)	Occupancy Percentage	Weighted Avg. Gross Rental Rate Per Net Rentable Square Foot (2)	% of Leases Expiring in 2015 (3)	Year Built/ Renovated
ORLANDO, FL
Citrus Center		100.0%	261	81.8%	24.38	6.7%	1971
Bank of America Center		100.0%	421	84.7%	25.24	3.2%	1987
One Orlando Centre		100.0%	356	81.3%	26.42	30.8%	1987
Millenia Park One		100.0%	157	83.8%	23.35	17.5%	2000
	4		1,195
ATLANTA, GA
Peachtree Dunwoody		100.0%	370	67.6%	21.86	13.0%	1976/1980
3350 Peachtree, formerly Capital City Plaza		100.0%	409	92.6%	24.23	1.9%	1989
3348 Peachtree, formerly Tower Place 200		100.0%	259	92.3%	26.67	1.1%	1998
3344 Peachtree		33.0%	485	96.0%	35.50	2.5%	2008
Two Ravinia Drive		30.0%	390	89.2%	21.59	6.3%	1987
The Forum at West Paces		100.0%	223	45.8%	20.78	5.7%	2001
	6		2,136
JACKSON, MS
City Centre		100.0%	266	87.5%	15.08	6.7%	1987
	1		266
CHARLOTTE, NC
Hearst Tower		100.0%	972	92.0%	25.94	2.4%	2002
NASCAR Plaza (4)		100.0%	395	92.4%	26.85	—%	2009
	2		1,367
MEMPHIS, TN
Raymond James Tower, formerly Morgan Keegan (5)		100.0%	337	85.5%	20.05	2.5%	1985
	1		337
PHILADELPHIA, PA
Two Liberty Place		19.0%	941	99.1%	28.17	0.3%	1990
	1		941
AUSTIN, TX
One Congress Plaza		100.0%	514	77.6%	23.17	9.5%	1987
San Jacinto Center		100.0%	410	88.5%	23.34	14.8%	1987
	2		924
HOUSTON, TX
400 Northbelt		100.0%	231	65.4%	15.66	7.0%	1982
Honeywell (6)		100.0%	157	100.0%	25.31	3.4%	1983
One Commerce Green		100.0%	341	100.0%	21.13	30.4%	1983
Comerica Bank Building		100.0%	194	87.1%	22.03	14.4%	1983
550 Greens Parkway		100.0%	72	100.0%	12.96	100.0%	1999
5300 Memorial		100.0%	154	97.8%	24.85	4.6%	1982
Town & Country		100.0%	149	100.0%	23.17	20.9%	1982
Phoenix Tower		100.0%	629	90.5%	16.60	12.3%	1984/2011
CityWestPlace (7)		100.0%	1,029	96.4%	35.52	5.8%	2002
San Felipe Plaza		100.0%	980	84.2%	21.67	6.0%	1984
	10		3,936
Total Consolidated Properties	49		16,530

UNCONSOLIDATED PROPERTIES:
ATLANTA, GA
7000 Central Park		40.0%	414	74.5%	24.24	7.0%	1988
	1		414
PHOENIX, AZ
US Airways		74.6%	225	100.0%	18.00	0.0%	1999
	1		225
Total Unconsolidated Properties	2		639
Total Properties as of January 1, 2015	51	87.6%	17,169	88.6%	$24.85	6.8%

(1)
Our properties include 51 properties comprising 17.2 million net rentable square feet and include 42 office and parking properties that are directly owned, seven office and parking properties owned through Fund II, and two properties owned through unconsolidated joint ventures, representing 81.9%, 14.4%, and 3.7% of our portfolio, respectively. See "Note 4 — Investment in Unconsolidated Joint Ventures" to the consolidated financial statements for additional information on properties owned through unconsolidated joint ventures. See "Note 13 — Noncontrolling Interests" to the consolidated financial statements for additional information on properties owned through Fund II.

(2)
Weighted average expiring gross rental rate is the weighted average current rental rate, which also includes $4.88 per square foot of escalations for operating expenses. These rates do not reflect any future increases in contractual rent or projections with respect to expense reimbursements.

(3)	The percentage of leases expiring in 2015 represents the ratio of square feet under leases expiring in 2015 divided by total net rentable square feet.

(4)	These properties are subject to ground leases. See "Note 2 — Investment in Office and Parking Properties," to the consolidated financial statements for additional information on these ground leases.

(5)	Raymond James Tower was classified as Held for Sale as of December 31, 2014 and was sold on January 15, 2015.

(6)	Honeywell was classified as Held for Sale as of December 31, 2014 and was sold on February 4, 2015.

(7)	CityWestPlace excludes CityWestPlace building II because it was reclassified as a redevelopment asset as of January 1, 2015.

The following table sets forth scheduled lease expirations for properties owned at January 1, 2015, assuming no customer exercises renewal options or early termination rights:

Year of Lease Expiration	Number of Leases	Occupied Square Footage of Leases (in thousands)	Percentage of Total Square Feet	Annualized Rental Revenue (1) (in thousands)	Percent of Annualized Rental Revenue Expiring	Weighted Average Expiring Gross Rental Rate Per Square Foot (2)
2015	302	1,322	7.7%	$36,629	8.4%	$27.71
2016	215	2,504	14.6%	68,537	15.7%	27.37
2017	202	1,886	11.0%	52,181	11.9%	27.67
2018	158	1,365	8.0%	40,138	9.2%	29.41
2019	113	1,328	7.7%	41,046	9.4%	30.91
2020	86	1,048	6.1%	31,181	7.1%	29.75
2021	44	1,334	7.8%	39,379	9.0%	29.52
2022	29	931	5.4%	26,495	6.1%	28.46
2023	27	782	4.6%	23,427	5.4%	29.96
2024	26	860	5.0%	23,569	5.4%	27.40
Thereafter	31	1,857	10.7%	54,359	12.4%	29.28
	1,233	15,217	88.6%	$436,941	100.0%	$28.71

(1)	Annualized rental amount expiring is defined as net rentable square feet expiring multiplied by the weighted average expiring annual rental rate per net rentable square foot.

(2)
Weighted average expiring gross rental rate is the weighted average current rental rate, which also includes $4.88 per square foot of escalations for operating expenses.  These rates do not reflect any future increases in contractual rent or projections with respect to expense reimbursements.

Top 20 Customers (based on rental revenue)

At January 1, 2015, our office and parking properties were comprised of 1,233 leases associated with 1,064 customers, which are in a wide variety of industries. Our largest customer and 20 largest customers accounted for 4.3% and 30.2%, respectively, of our annualized rental revenue. The following table sets forth information concerning the 20 largest customers in our portfolio of properties based on annualized rent as of January 1, 2015 (in thousands, except number of properties and footnotes):

Customer (1)	No. of Props	Square Footage Expiring						Occupied Square Footage (2)	Annualized Rental Revenue (2)	Percentage of Total Annualized Rent
		2015	2016	2017	2018	2019	Thereafter
BMC Software, Inc. (3)	2	—	305,115	—	37,139	—	226,685	568,939	$18,896	4.3%
Connecticut General Life Insurance Company	1	—	462,682	—	—	—	—	462,682	13,408	3.1%
Bank of America, NA (4)	2	—	—	—	—	—	358,270	358,270	9,952	2.3%
Raymond James & Associates, Inc. (5)	4	—	—	—	—	—	355,566	355,566	8,783	2.0%
Wells Fargo (6)	4	89,826	—	29,320	—	—	107,773	226,919	7,321	1.7%
Blue Cross Blue Shield (7)	2	—	—	18,419	—	—	227,592	246,011	6,470	1.5%
Hearst Communications, Inc. (8)	1	23,355	—	43,599	—	—	137,724	204,678	6,058	1.4%
ENSCO International Incorporated	1	8,927	—	—	—	—	166,136	175,063	5,934	1.4%
Ion Geophysical Corporation (9)	1	—	—	—	—	—	138,165	138,165	5,826	1.3%
Nabors Industries (10)	2	13,485	—	—	—	—	225,295	238,780	5,710	1.3%
Statoil Gulf Services, LLC (11)	1	3,993	—	150,439	—	—	—	154,432	5,619	1.3%
Regus Equity Business Centers, LLC (12)	8	—	28,286	53,084	25,577	—	60,705	167,652	4,958	1.1%
JP Morgan Chase (13)	3	25,088	—	164,004	—	—	35,925	225,017	4,736	1.1%
OSI Restaurant Partners, LLC (14)	1	—	—	—	—	—	167,723	167,723	4,687	1.1%
NASCAR Media Group, LLC	1	—	—	—	—	—	139,461	139,461	4,477	1.0%
US Airways Group, Inc. (15)	1	—	—	—	—	—	225,000	225,000	4,050	0.9%
Board of Regents of the University System of GA	1	—	—	—	—	—	135,124	135,124	3,907	0.9%
Honeywell (16)	1	—	—	11,944	5,230	115,774	—	132,948	3,854	0.9%
Nalco Company (17)	1	—	—	—	130,115	—	—	130,115	3,823	0.9%
K & L Gates LLP (18)	1	—	—	—	—	—	110,914	110,914	3,626	0.8%
Total		164,674	796,083	470,809	198,061	115,774	2,818,058	4,563,459	$132,095	30.3%
Total Rentable Square Footage (2)								17,169
Total Portfolio Annualized Rental Revenue (2)								$436,941

(1)	In some cases, the actual tenant may be an affiliate or subsidiary of the customer shown.

(2)
Annualized rental revenue represents the gross rental rate (including escalations) per square foot, multiplied by the number of square feet leased by the customer. Annualized rental revenue for customers in joint ventures is calculated based on our ownership interest (Parkway's share). However, leased square feet and total rentable square footage represents 100% of square feet leased and owned through direct ownership or through joint ventures. Amounts do not include the impact for grossing up triple net leases.

(3)
BMC Software, Inc. (CityWestPlace in Houston, Texas) lease for CityWestPlace building IV provides the option to contract up to one full floor of approximately 26,000 square feet effective July 1, 2021 with 12 months' notice.

(4)
Bank of America (Hearst Tower in Charlotte, North Carolina) lease provides an option to cancel up to 64,462 square feet in June 2017 with 18 months' written notice. Bank of America (Bank of America Center in Orlando, Florida) lease provides an option to cancel up to 35,959 square feet in July 2019 with nine months' written notice.

(5)
Raymond James Financial, Inc. (Raymond James Tower in Memphis, Tennessee) lease provides an option to terminate leased space of approximately 237,000 square feet or an option to contract by a full floor of approximately 16,000 square feet (based on an average of existing occupied square footage by floor) effective June 2021 with at least nine months, but no more than 18 months' written notice. Raymond James Financial, Inc. (San Felipe Plaza in Houston, Texas) lease provides a one-time right to terminate lease in entirety or only with respect to Suite 4125 at 4,377 square feet as of May 2019, with 12 months' notice. Raymond James Financial, Inc. (Tempe Gateway in Phoenix, AZ) lease provides for an option to terminate approximately 6,882 square feet effective November 30, 2019 with nine months' written notice. Raymond James Tower in Memphis, Tennessee has been classified as Held for Sale as of December 31, 2014 and the sale of Raymond James Tower closed on January 15, 2015.

(6)	Wells Fargo (The Pointe in Tampa, Florida) lease provides the right to terminate leased space of 47,055 square feet on June 30, 2017, with notice received no later than June 30, 2016.

(7)
Blue Cross Blue Shield (3350 Peachtree in Atlanta, Georgia) has the option to cancel 58,368 square feet either January 2016 or January 2018 with nine months written notice. Additionally, the lease provides the option to cancel an additional 29,610 square feet in January 2018 with nine months' written notice. Blue Cross Blue Shield (JTB Center in Jacksonville, Florida) lease provides a one-time option to cancel its 18,419 square feet of leased space as of May 31, 2016, with six months' written notice.

(8)
Hearst Communications (Hearst Tower in Charlotte, North Carolina) lease provides an option to cancel up to 22,738 square feet of the 28th floor by one-half to a full floor. Minimum of approximately 11,369 square feet for one-half floor to a maximum of 22,738 square feet for a full floor contraction between January 1, 2015 and December 31, 2019. Tenant to provide six months' written notice no later than July 4, 2019.

(9)
Ion Geophysical Corporation (CityWestPlace in Houston, Texas) lease provides an option to contract by a full floor of approximately 23,000 square feet effective October 1, 2017 with no less than 12 months' written notice.

(10)
Nabors Corporate Services, Inc. (One Commerce Green in Houston, Texas) lease provides for two options to contract the premises by one-half to a full floor, with a minimum of 10,217 square feet for one-half floor contraction to a maximum of 29,405 square feet for a full floor contraction. First contraction to occur March 31, 2019, with notice no later than March 31, 2018. Second contraction to occur March 31, 2023, with notice no later than March 31, 2022. The most recently executed amendment provides for a termination of the leased space as of September 30, 2020, with written notice no later than December 31, 2018.

(11)
Statoil Gulf Services, LLC (CityWestPlace in Houston, Texas) lease allows for two contraction options to reduce the premises by up to a total of three full floors. Tenant's first contraction right provides the tenant may contract either: floors seven-nine for 76,201 square feet, or floors 10-12 for 74,238 square feet effective August 31, 2016. Notice of first contraction has been received and acknowledged as of November 24, 2014. Tenant to provide notification of their election to contract either: floors seven-nine or 10-12, no later than December 31, 2015. Tenant's second contraction right provides for three one-time rights to contract the premises in one floor increments effective August 31, 2022, August 31, 2024, and August 31, 2027. Tenant to provide 12 months' prior notice of their intent to contract. Contracted floors to be the then highest and/or lowest floor at Landlord's option. Statoil has signed a lease to occupy the space being vacated in December 2014 by Halliburton. Statoil's lease is expected to commence July 1, 2015. From January 1, 2015 to June 30, 2015, the CityWestPlace building II is classified as a redevelopment asset.

(12)
Regus Equity Business Centers, LLC (Courvoisier Centre in Miami, FL) lease provides an option to terminate approximately 15,332 square feet effective May 31, 2019 with 12 months' written notice. Regus Equity Business Centers, LLC (One Congress Plaza in Austin, TX) lease provides an option to terminate approximately 23,101 square feet effective October 1, 2018, with 270 days' written notice.

(13)
JP Morgan Chase (Deerwood South in Jacksonville, Florida) lease provides for an option to terminate approximately 12,849 square feet on June 30, 2018 with written notice by October 1, 2017. JP Morgan Chase (Hearst Tower in Charlotte, NC) lease provides an option to terminate approximately 5,948 square feet effective August 1, 2018 with notice by November 30, 2017.

(14)
OSI Restaurant Partners, LLC (Corporate Center I in Tampa, Florida) lease provides an option to cancel up to 15,000 square feet (exclusive of suites 160, 180, 190, 500, and 600) between January 1, 2019 and December 31, 2020 with 18 months' written notice.

(15)
US Airways (US Airways in Phoenix, Arizona) lease provides an option to terminate approximately 225,000 square feet, should tenant be bought out or subject to a takeover. Lease to terminate either December 31, 2016 or December 31, 2021 with one year notice prior to applicable termination date. US Airways pays operating expenses directly; therefore, revenue included for Top Customer ranking calculations is reflected at net.

(16)	Honeywell building sold on February 4, 2015.

(17)	Nalco Company (Phoenix Tower in Houston, Texas) exercised a termination option effective February 28, 2018.

(18)
K & L Gates LLP (Hearst Tower in Charlotte, North Carolina) lease provides an option to terminate approximately 109,341 square feet on September 30, 2024, with 12 months' written notice. The remaining 1,573 square feet of leased storage space can be terminated with 30 days' written notice.

Significant Properties

We have one property, CityWestPlace, whose book value exceeded ten percent of total assets at December 31, 2014 and whose gross rental revenue exceeds ten percent of consolidated gross revenues for the year ended December 31, 2014.

CityWestPlace is comprised of four office buildings in a 35.3 acre complex that range from six stories to 21 stories with an aggregate of 1.5 million rentable square feet located in Houston, Texas. We acquired CityWestPlace in December 2013 in conjunction with the Mergers. The buildings were constructed between 1993 and 2001. CityWestPlace's major customers include companies in technology, oil and gas and businesses that provide technology support, energy products, and dining. At January 1, 2015, the property was 96.4% occupied with an average effective annual rental rate per square foot of $35.97. One of the four buildings, CityWestPlace building II, was classified as a redevelopment asset as of January 1, 2015 and is not included in the 2015 occupancy percentage. The average occupancy and rental rate per square foot since we acquired ownership of CityWestPlace is as follows:

Year	Average Occupancy	Average Rental Rate per Square Foot
2013	97.4%	$30.30
2014	96.4%	$31.37

Lease expirations for CityWestPlace at January 1, 2015 are as follows (in thousands, except number of leases):

Year	Square Feet of Leases Expiring	Percentage of Total Square Feet	Annualized Rent (1)	Percentage of Total Annualized Rent	Number of Leases
2015	42	4.1%	$1,637	4.6%	4
2016	305	29.6%	10,352	29.0%	3
2017	226	22.0%	8,061	22.6%	2
2018	—	—%	—	—%	—
2019	—	—%	—	—%	—
2020	23	2.2%	751	2.1%	1
2021	2	0.2%	47	0.1%	1
2022	—	—%	—	—%	—
2023	138	13.4%	5,833	16.4%	1
2024	—	—%	—	—%	—
Thereafter	256	24.9%	8,990	25.2%	2
	992	96.4%	$35,671	100.0%	14

(1)	Annualized rent represents the gross rental rate (including escalations) per square foot, multiplied by the number of square feet leased by the customer.

CityWestPlace has two customers that occupy 10% or more of the rentable square footage. Information regarding these customers are as follows:

Nature of Business	Square Feet Expiring (in thousands)	Lease Expiration Date	Effective Rental Rate Per Square Foot	Lease Options
Technology	532	2026	$33.45	(1)
Oil & Gas	154	2017	36.49	(2)

(1)	This customer has the option to cancel up to 45,000 square feet at any time with 12 months' notice.

(2)
This customer has the option to contract up to 74,238 square feet if notice is received by December 31, 2015, as well as a secondary option that allows for three one-time contractions in one floor increments with 12 months' notice.

For tax purposes, depreciation is calculated over 20 to 40 years for buildings and garages, seven to 40 years for building and tenant improvements and five to seven years for equipment, furniture and fixtures. The federal tax basis net of accumulated tax depreciation of CityWestPlace is estimated as follows at December 31, 2014 (in thousands):

CityWestPlace
Land	$25,054
Building and garage	212,105
Building and tenant improvements	9,802

Real estate tax expense for the property for 2014 was $11.7 million.

We compete with a considerable number of other real estate companies, financial institutions, pension funds, private partnerships, individual investors and others seeking to acquire and lease office space in Houston, Texas. Principal factors of competition in our business are the quality of properties (including the design and condition of improvements), leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the quality and breadth of customer services provided and reputation as an owner and operator of quality office and parking properties in the relevant market. Our ability to compete also depends on, among other factors, trends in the national and local economies, financial condition and operating results of current and prospective customers, availability and cost of capital, taxes and governmental regulations and legislation.

We did not have any material liens or encumbrances that exceeded 10% of total assets at December 31, 2014.

Subsequent Property Transactions

On January 8, 2015, we acquired One Buckhead Plaza, a 462,000 square foot office building located in the Buckhead submarket of Atlanta, Georgia, for a gross purchase price of $157.0 million. The 20-story office building also includes 36,000 square feet of ground floor retail space.

On January 15, 2015, we sold Raymond James Tower, a 337,000 square foot office property located in Memphis, Tennessee for a gross sale price of $19.3 million, providing $8.9 million in buyer credits, and recorded an impairment loss of $11.7 million during 2014 as a result of the pending sale. We also recorded a loss on early extinguishment of debt of $2.1 million in 2014 on the repayment of the Raymond James Tower mortgage principal balance of $7.9 million.

On February 4, 2015, we sold Honeywell, an office property located in Houston, Texas for a gross sale price of $28.0 million and will recognize a gain of approximately $14.3 million in the first quarter of 2015.

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

Not Applicable

PART II

ITEM 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price of and Dividends on the Issuer's Common Equity and Series D Preferred Stock

Our common stock, $.001 par value, is listed and trades on the New York Stock Exchange under the symbol "PKY".  The number of record holders of our common stock and limited voting stock was 2,184 and six, respectively, at February 18, 2015.

At February 18, 2015, the last reported sales price per share of our common stock on the New York Stock Exchange was $17.89.  The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock and the per share cash distributions we paid during each quarter.

	Year Ended			Year Ended
	December 31, 2014			December 31, 2013
Quarter Ended	High	Low	Distributions	High	Low	Distributions
March 31	$19.54	$16.95	$0.1875	$18.73	$14.14	$0.1500
June 30	21.38	17.63	0.1875	19.59	15.70	0.1500
September 30	21.80	18.17	0.1875	19.36	15.95	0.1500
December 31	21.50	17.32	0.1875	19.67	16.87	0.1875
			$0.7500			$0.6375

Common stock distributions during 2014 ($0.7500 per share) and 2013 ($0.6375 per share) were taxable as follows for federal income tax purposes:

	Year Ended
	December 31,
	2014	2013
	(Estimated)
Ordinary income	$0.7141	$0.4425
Capital gain	0.0359	—
Unrecaptured Section 1250 gain	—	0.0831
Return of capital	—	0.1119
	$0.7500	$0.6375

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

	Year Ended
	December 31, 2013
Quarter Ended	High	Low	Distributions
March 31	$25.87	$25.00	$0.50
June 30	25.93	25.00	0.13
September 30	—	—	—
December 31	—	—	—
			$0.63

Series D preferred stock distributions during 2013 were taxable as follows for federal income tax purposes:

Year Ended
December 31, 2013
Ordinary income	$0.57
Unrecaptured Section 1250 gain	0.06
Return of capital	—
$0.63
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
We have made and intend to continue to make timely distributions sufficient to satisfy the annual distribution requirements described above. It is possible, however, that we, from time to time, may not have sufficient cash or liquid assets to meet the distribution requirements. This may occur for instance, because of differences in timing between the recognition of taxable income and the actual receipt of cash or the effects of non-deductible capital expenditures, or the creation of reserve required debt or amortization payments. In the event that such timing differences occur, in order to meet the distribution requirements, we may arrange for short term, or possibly long term, borrowing to permit the payment of required dividends. If the amount of nondeductible expenses exceeds noncash deductions, we may among other things, refinance our indebtedness to reduce principal payments and may borrow funds for capital expenditures.
Under the agreement governing our senior unsecured revolving credit facility and unsecured term loans, we are permitted to make distributions to our stockholders not to exceed the greater of (1) 90% of our Funds From Operations (as defined in such agreements) and (2) the amount required for us to maintain our status as a REIT and avoid income and excise taxes, provided that no default or event of default exists. If certain defaults or events of default exist, we may only make distributions sufficient to maintain our status as a REIT. However, we may not make any distributions if any event of default resulting from nonpayment or bankruptcy exists, or if as a result of the occurrence of any other event of default any of the obligations under the agreements have been accelerated.
Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer

The following table summarizes all of the repurchases during the year ended December 31, 2014:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/2014 to 1/31/2014	1,860	(1)	$17.81	—	—
2/1/2014 to 2/28/2014	—		—	—	—
3/1/2014 to 3/31/2014	—		—	—	—
4/1/2014 to 4/30/2014	—		—	—	—
5/1/2014 to 5/31/2014	—		—	—	—
6/1/2014 to 6/30/2014	—		—	—	—
7/1/2014 to 7/31/2014	14,277	(1)	20.91	—	—
8/1/2014 to 8/31/2014	—		—	—	—
9/1/2014 to 9/30/2014	—		—	—	—
10/1/2014 to 10/31/2014	—		—	—	—
11/1/2014 to 11/30/2014	—		—	—	—
12/1/2014 to 12/31/2014	4,269	(1)	18.59	—	—
	20,406		$20.14	—	—
(1) As permitted under our equity incentive plans, these shares were withheld by us to satisfy tax withholding obligations for employees in connection with the vesting of restricted stock and restricted stock units.

Performance Graph

The following graph provides a comparison of cumulative stockholder returns for the period from December 31, 2009 through December 31, 2014 among Parkway, the Standard & Poor's 500 Index ("S&P 500") and the National Association of Real Estate Investment Trusts ("NAREIT") Equity REIT Total Return Index ("NAREIT Equity").  The stock performance graph assumes an investment of $100 in our common stock and each index and the reinvestment of any dividends.  The historical information set forth below is not necessarily indicative of future performance.

The performance graph and related information shall not be deemed "soliciting material" or deemed to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

	Period Ending
Index	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Parkway Properties, Inc.	100.00	85.66	49.34	72.32	103.44	102.53
NAREIT All Equity REIT	100.00	127.95	138.55	165.84	170.58	218.38
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14

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

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Operating Data:
Revenues
Income from office and parking properties	$418,007	$273,434	$190,718	$130,401	$77,681
Management company income	22,140	18,145	19,778	16,896	1,652
Sale of condominium units	16,554	—	—	—	—
Total revenues	456,701	291,579	210,496	147,297	79,333
Expenses and other
Property operating expenses	168,071	108,867	76,835	55,247	33,611
Cost of sales - condominium units	13,199	15	—	—	—
Depreciation and amortization	182,955	118,031	74,626	49,119	23,571
Impairment loss on real estate	11,700	—	5,700	6,420	—
Impairment loss on mortgage loan receivable	—	—	—	9,235	—
Impairment loss on management contracts and goodwill	4,750	—	41,967	—	—
Change in fair value of contingent consideration	—	—	216	(13,000)	—
Management company expenses	20,280	19,399	17,237	13,337	2,756
General and administrative	32,660	25,653	16,420	18,805	15,318
Acquisition costs	3,463	13,126	2,791	17,219	846
Total expenses and other	437,078	285,091	235,792	156,382	76,102
Operating income (loss)	19,623	6,488	(25,296)	(9,085)	3,231
Other income and expenses
Interest and other income	1,452	2,236	272	938	1,487
Equity in earnings (losses) of unconsolidated joint ventures	(967)	178	—	57	326
Gain on sale of in-substance real estate	6,289	—	—
Gain on sale of real estate	76,378	—	48	743	40
Recovery of loss on mortgage loan receivable	—	—	500	—	—
Loss on extinguishment of debt	(2,405)	—	—
Interest expense	(66,095)	(45,622)	(34,352)	(29,929)	(19,037)
Income (loss) before income taxes	34,275	(36,720)	(58,828)	(37,276)	(13,953)
Income tax benefit (expense)	(139)	1,405	(261)	(56)	(2)
Income (loss) from continuing operations	34,136	(35,315)	(59,089)	(37,332)	(13,955)
Discontinued operations:
Income (loss) from discontinued operations	(391)	(9,215)	3,170	(192,496)	(7,970)
Gain on sale of real estate from discontinued operations	10,463	32,493	12,938	17,825	8,518
Total discontinued operations	10,072	23,278	16,108	(174,671)	548
Net income (loss)	44,208	(12,037)	(42,981)	(212,003)	(13,407)
Net (income) loss attributable to noncontrolling interests-real estate partnerships	824	(7,904)	3,317	85,105	10,789
Net (income) loss attributable to noncontrolling interests-unit holders	(2,089)	291	269	(5)	—
Net income (loss) for Parkway Properties, Inc.	42,943	(19,650)	(39,395)	(126,903)	(2,618)
Dividends on preferred stock	—	(3,433)	(10,843)	(10,052)	(6,325)
Dividends on convertible preferred stock	—	—	(1,011)	—	—
Dividends on preferred stock redemption	—	(6,604)	—	—	—
Net income (loss) attributable to common stockholders	$42,943	$(29,687)	$(51,249)	$(136,955)	$(8,943)

	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Amounts attributable to common stockholders:
Income (loss) from continuing operations	$33,223	$(39,522)	$(62,537)	$(38,502)	$(16,856)
Discontinued operations	9,720	9,835	11,288	(98,453)	7,913
Net income (loss) attributable to common stockholders	$42,943	$(29,687)	$(51,249)	$(136,955)	$(8,943)

Net income (loss) per common share attributable to
Parkway Properties, Inc.
Basic:
Income (loss) from continuing operations attributable to
Parkway Properties, Inc.	$0.33	$(0.60)	$(1.98)	$(1.79)	$(0.78)
Discontinued operations	0.09	0.15	0.36	(4.58)	0.36
Net income (loss) attributable to Parkway Properties, Inc.	$0.42	$(0.45)	$(1.62)	$(6.37)	$(0.42)
Diluted:
Income (loss) from continuing operations attributable to
Parkway Properties, Inc.	0.33	$(0.60)	$(1.98)	$(1.79)	$(0.78)
Discontinued operations	0.09	0.15	0.36	(4.58)	0.36
Net income (loss) attributable to Parkway Properties, Inc.	$0.42	$(0.45)	$(1.62)	$(6.37)	$(0.42)
Book value per common share (at end of year)	$12.53	$11.66	$10.11	$11.03	$17.50
Dividends per common share	$0.75	$0.6375	$0.375	$0.30	$0.30
Weighted average shares outstanding:
Basic	101,913	66,336	31,542	21,497	21,421
Diluted	107,319	66,336	31,542	21,497	21,421

	As of 12/31/14	As of 12/31/13	As of 12/31/12	As of 12/31/11	As of 12/31/10
	(In thousands)
Balance Sheet Data:
Total real estate related investments, net	$3,024,271	$2,316,795	$1,562,717	$921,937	$1,389,767
Total assets	3,704,714	2,925,501	1,906,611	1,636,311	1,603,682
Notes payable to banks	481,500	303,000	262,000	132,322	110,839
Mortgage notes payable	1,339,450	1,097,493	605,889	498,012	773,535
Total liabilities	2,025,398	1,589,980	950,605	1,006,274	983,163
Preferred stock	—	—	128,942	128,942	102,787
Noncontrolling interests	286,543	318,921	261,992	258,428	134,017
Total Parkway Properties, Inc. stockholders' equity	1,392,773	1,016,600	694,014	371,609	486,502

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a fully integrated, self-administered and self-managed real estate investment trust ("REIT") specializing in the acquisition, ownership and management of quality office and parking properties in high-growth submarkets in the Sunbelt region of the United States.  At January 1, 2015, we owned or had an interest in a portfolio of 51 office and parking properties located in eight states with an aggregate of approximately 17.2 million square feet of leasable space. We offer fee-based real estate services through our wholly owned subsidiaries, which in total managed and/or leased approximately 6.0 million square feet for third-party property owners at January 1, 2015.  Unless otherwise indicated, all references to square feet represent net rentable area.

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

Occupancy.  Our revenues are dependent on the occupancy of our office buildings.  At January 1, 2015, occupancy of our office portfolio was 88.6% compared to 89.1% at October 1, 2014 and 88.9% at January 1, 2014.  Not included in the January 1, 2015 occupancy rate is the impact of signed leases totaling 229,959 square feet expected to take occupancy between now and the second quarter of 2015, of which the majority will commence during the first quarter of 2015. Including these signed leases, our portfolio was 90.0% leased at January 1, 2015. Our average occupancy for the three months and year ended December 31, 2014 was 89.3% and 88.8%, respectively.

During the fourth quarter of 2014, 34 leases were renewed totaling 404,000 rentable square feet at an average annual rental rate per square foot of $32.02, representing a 13.4% rate increase as compared to expiring rental rates, and at an average cost of $4.34 per square foot per year of the lease term. During the year ended December 31, 2014, 149 leases were renewed totaling 1.9 million rentable square feet at an average annual rental rate per square foot of $30.46, and at an average cost of $4.53 per square foot per year of the lease term.

During the fourth quarter of 2014, 17 expansion leases were signed totaling 228,000 rentable square feet at an average annual rental rate per square foot of $27.51 and at an average cost of $4.61 per square foot per year of the lease term.  During the year ended December 31, 2014, 60 expansion leases were signed totaling 420,000 rentable square feet at an average annual rental rate per square foot of $29.42 and at an average cost of $5.54 per square foot per year of the lease term.

During the fourth quarter of 2014, 38 new leases were signed totaling 304,000 rentable square feet at an average annual rental rate per square foot of $35.98 and at an average cost of $6.65 per square foot per year of the term.  During the year ended December 31, 2014, 126 new leases were signed totaling 968,000 rentable square feet at an average annual rental rate per square foot of $32.42 and at an average cost of $7.13 per square foot per year of the lease term.

Rental Rates.  An increase in vacancy rates in a market or at a specific property has the effect of reducing market rental rates.  Inversely, a decrease in vacancy rates in a market or at a specific property has the effect of increasing market rental rates. Our leases typically have three to seven year terms, though we do enter into leases with terms that are either shorter or longer than that typical range from time to time. As leases expire, we seek to replace existing leases with new leases at the current market rental rate. For our properties owned as of January 1, 2015, management estimates that we have approximately $1.93 per square foot in annual rental rate embedded growth in our office property leases. Embedded growth is defined as the difference between the weighted average in-place cash rents including operating expense reimbursements and the weighted average estimated market rental rate.

The following table represents the embedded growth by lease expiration year for our portfolio including unconsolidated joint ventures:

Year of Expiration	Occupied Square Footage (in thousands)	Percentage of Total Square Feet	Annualized Rental Revenue (in thousands)	Number of Leases	Weighted Average Expiring Gross Rental Rate per NRSF	Weighted Average Estimated Market Rent per NRSF (1)
2015	1,322	7.7%	$36,629	302	$27.71	$29.30
2016	2,504	14.6%	68,537	215	27.37	29.21
2017	1,886	11.0%	52,181	202	27.67	30.11
2018	1,365	8.0%	40,138	158	29.41	30.55
2019	1,328	7.7%	41,046	113	30.91	31.27
2020	1,048	6.1%	31,181	86	29.75	29.63
Thereafter	5,764	33.5%	167,229	157	29.01	31.18
Total	15,217	88.6%	$436,941	1,233	$28.71	$30.64

(1) Estimated average market rent is based upon information obtained from (1) our experience in leasing space at our properties; (2) leasing agents in relevant markets with respect to quoted rental rates and completed leasing transactions for comparable properties in relevant markets; and (3) publicly available data with respect thereto. Estimated average market rent is weighted by the occupied rentable square feet in each property.

Customer Retention.  Keeping existing customers is important as high customer retention leads to increased occupancy, less downtime between leases, and reduced leasing costs. We estimate that it costs two to three times more to replace an existing customer with a new one than to retain the existing customer. In making this estimate, we take into account the sum of revenue lost during downtime on the space plus leasing costs, which typically rise as market vacancies increase. Therefore, we focus a great amount of energy on customer retention. We seek to retain our customers by continually focusing on operations at our office and parking properties. We believe in providing superior customer service; hiring, training, retaining and empowering each employee; and creating an environment of open communication both internally and externally with customers and stockholders. Over the past ten years, we maintained an average 68% customer retention rate.  Our customer retention rate was 82.6% for the quarter ended December 31, 2014, as compared to 85.0% for the quarter ended September 30, 2014, and 76.7% for the quarter ended December 31, 2013. Customer retention for the years ended December 31, 2014 and 2013 was 81.7% and 73.3%, respectively.

Recent Significant Activity

On November 17, 2014, we and CalSTRS terminated the Austin Joint Venture in Austin, Texas. Pursuant to the transaction agreements, we acquired CalSTRS' 60% interest in San Jacinto Center and One Congress Plaza, resulting in 100% ownership of these two properties, and transferred our 40% interest in Frost Bank Tower, 300 West 6th Street and One American Center to CalSTRS. We also received aggregate net proceeds of approximately $43.6 million from CalSTRS in connection with the transaction and recognized a $52.8 million gain in 2014. Prior to the termination of the joint venture, on a pro rata basis, we owned approximately 966,000 square feet of office space in Austin, Texas and, post-closing, we wholly own approximately 924,000 square feet.

On December 9, 2014, we acquired Corporate Center I, Corporate Center II and Corporate Center III, located in the Westshore submarket of Tampa, Florida, for a gross purchase price of $240.1 million. The acquisition of the Corporate Center assets was funded through a combination of proceeds received from our September 2014 public offering of common stock and borrowings under our senior unsecured revolving credit facility. In conjunction with the closing of the Corporate Center acquisition, we completed the purchase and immediate sale of 19 additional office and parking properties located in six states. We sold these

19 office assets, which were not consistent with our current investment strategy, for a gross sale price of $234.8 million at no gain or loss.

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

Parkway Properties Office Fund II, L.P.

At December 31, 2014, we had one consolidated partnership structured as a discretionary fund. Fund II, a $750.0 million discretionary fund, was formed on May 14, 2008. Fund II was structured with TRST as a 70% investor and our operating partnership as a 30% investor, with an original target capital structure of approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt. Fund II currently owns seven properties totaling 2.5 million square feet in Atlanta, Georgia; Phoenix, Arizona; Jacksonville, Florida; and Philadelphia, Pennsylvania. In August 2012, Fund II increased its investment capacity by $20.0 million to purchase Hayden Ferry Lakeside III, IV and V, a 2,500 space parking garage, a 21,000 square foot office property and a vacant parcel of land available for development, all adjacent to our Hayden Ferry Lakeside I and Hayden Ferry Lakeside II office properties in Phoenix, Arizona. In August 2013, Fund II expanded its investment guidelines solely for the purpose of authorizing the purchase of a parcel of land available for development in Tempe, Arizona. In April 2014, Fund II authorized the development of Hayden Ferry Lakeside III, as well as the transfer of an interest in the owner of Hayden Ferry Lakeside III, a subsidiary of Fund II, to our operating partnership. We now own a 70% indirect interest in Hayden Ferry Lakeside III. In October 2014, Fund II sold Tempe Town Lake, approximately one acre of land located in Tempe, Arizona for a gross sale price of $2.0 million.

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

Joint Ventures

In addition to the 49 office and parking properties included in our consolidated financial statements, we were also invested in two unconsolidated joint ventures with unrelated investors as of December 31, 2014. These investments are accounted for using the equity method of accounting. Accordingly, the assets and liabilities of the joint ventures are not included in our consolidated balance sheet at December 31, 2014. Information relating to these unconsolidated joint ventures is detailed below:

Joint Venture Entity	Property Name	Location	Parkway's Ownership %	Square Feet (in thousands)	Percentage Occupied
US Airways Building Tenancy in Common	US Airways Building	Phoenix, AZ	74.58%	225	100.0%
7000 Central Park JV LLC ("7000 Central Park")	7000 Central Park	Atlanta, GA	40.00%	414	74.5%
				639	83.5%

On June 3, 2013, we purchased an approximate 75% interest in the US Airways Building, a 225,000 square foot office property located in the Tempe submarket of Phoenix, Arizona, for a purchase price of $41.8 million. At closing, a subsidiary of ours issued a $3.5 million mortgage loan to an affiliate of US Airways, which is secured by the building. The mortgage loan carries a fixed interest rate of 3.0% and matures in December 2016. This nine-story office building is adjacent to our Hayden Ferry Lakeside and Tempe Gateway assets and shares a parking garage with our Tempe Gateway asset. The property is the headquarters for US Airways, which has leased 100% of the building through April 2024. US Airways has a termination option on December 31, 2016 or December 31, 2021 with 12 months prior notice. US Airways is also the owner of the remaining approximate 25% interest in the building. The balance of the investment in the joint venture entity was $39.8 million as of December 31, 2014.

On September 11, 2013, we, through a joint venture, acquired a 40% common equity interest in a mortgage note in the original principal amount of $65 million secured by 7000 Central Park, a 415,000 square foot office property located in the Central Perimeter submarket of Atlanta, Georgia. The total purchase price for the note, which was previously under special servicer oversight, was $56.6 million plus an additional $318,000 in transaction costs. Our share of such amount was approximately $45.0 million, comprised of an investment of approximately $37.0 million for a preferred equity interest in the joint venture that acquired the note and an investment of approximately $8.0 million for a 40% common equity interest. The joint venture foreclosed on the property on November 5, 2013. On December 13, 2013, we and our joint venture partner placed secured financing on the asset in the amount of $30.0 million, the net proceeds of which were used to repay a portion of our initial preferred equity investment, reducing our preferred equity interest to approximately $7.6 million. The balance of our investment in the joint venture was $15.8 million as of December 31, 2014.

On December 19, 2013, we acquired TPGI's interest in the Austin Joint Venture as part of the Mergers. As of December 31, 2013, we and Madison owned a 50% interest in the Austin Joint Venture, of which our ownership interest was 33%. The Austin Joint Venture owned the following properties: San Jacinto Center; Frost Bank Tower; One Congress Plaza; One American Center; and 300 West 6th Street. The cost of the Austin Joint Venture was adjusted to recognize our interest in the Austin Joint Venture’s earnings or losses. The difference between a) our ownership percentage in the Austin Joint Venture multiplied by its earnings and b) the amount of our equity in earnings of the Austin Joint Venture as reflected in the financial statements related to the amortization or accretion of purchase accounting adjustments made at the time of the merger.

On January 24, 2014, pursuant to a put right held by Madison, we purchased Madison’s approximately 17% interest in the Austin Joint Venture for a purchase price of approximately $41.5 million. On February 10, 2014, CalSTRS exercised an option to purchase 60% of Madison's former interest on the same terms that we acquired the interest from Madison for approximately $24.9 million. After giving effect to these transactions, we had a 40% interest in the Austin Joint Venture and the Austin properties, with CalSTRS owning the remaining 60%.

On November 17, 2014, we terminated the Austin Joint Venture. As part of the agreement, we acquired CalSTRS' 60% interest in San Jacinto Center and One Congress Plaza, resulting in 100% ownership of these two assets, and transferred our 40% interest in Frost Bank Tower, 300 West 6th Street and One American Center to CalSTRS. In connection with this transaction, we received net proceeds of approximately $43.6 million from CalSTRS and recognized a $52.8 million gain in 2014.

Financial Condition

Comparison of the year ended December 31, 2014 to the year ended December 31, 2013

Assets.  In 2014, we continued the execution of our strategy of operating and acquiring office and parking properties as well as disposing of non-core assets that no longer meet our investment criteria or for which a disposition would maximize value. During the year ended December 31, 2014, total assets increased $779.2 million or 26.6% as compared to the year ended December 31, 2013. The primary reasons for the increase were the proceeds from our first and third quarter 2014 underwritten public common stock offerings and our "at-the-market" equity offering program as well as borrowings under our senior unsecured revolving credit facility and unsecured term loans, which partially funded the purchase of ten office and parking properties, one land parcel available for development, one leasehold interest in land available for development, and the development in Phoenix, Arizona (see " —Acquisitions and Improvements"). The asset additions were partially offset by the disposition of four office and parking properties and one land parcel (see " —Dispositions").

Acquisitions and Improvements. Our investment in office and parking properties increased $707.5 million net of accumulated depreciation to a carrying amount of $3.0 billion at December 31, 2014 and consisted of 49 office and parking properties. The primary reason for the increase in office and parking properties relates to the purchase of ten office and parking properties, one land parcel available for development, and one leasehold interest in land available for development which are summarized in the table below, improvements to office and parking properties, and the development of Hayden Ferry Lakeside III, partially offset by the sales of four office properties and one land parcel, the reclassification of Raymond James Tower in Memphis, Tennessee and Honeywell in Houston, Texas to assets held for sale, and increased depreciation of office and parking properties during the year ended December 31, 2014.

Office and Parking Properties	Location	Type of Ownership	Square Feet	Date Purchased	Gross Purchase Price (1)
JTB Center	Jacksonville, FL	Wholly Owned	248	01/30/2014	$33,300
Courvoisier Centre	Miami, FL	Wholly Owned	343	04/10/2014	145,810
One Orlando Centre	Orlando, FL	Wholly Owned	356	04/14/2014	55,111
Millenia Park One	Orlando, FL	Wholly Owned	157	07/03/2014	25,500
The Forum at West Paces (2)	Atlanta, GA	Wholly Owned	223	08/19/2014	47,000
Corporate Center I	Tampa, FL	Wholly Owned	391	12/09/2014	94,237
Corporate Center II	Tampa, FL	Wholly Owned	291	12/09/2014	68,909
Corporate Center III	Tampa, FL	Wholly Owned	292	12/09/2014	76,995
One Congress Plaza (3)	Austin, TX	Wholly Owned	514	11/17/2014	157,100
San Jacinto Center (3)	Austin, TX	Wholly Owned	410	11/17/2014	154,300

			3,225		$858,262

Corporate Center V Land (4)	Tampa, FL	Wholly Owned	N/A	12/30/2014	4,683
Corporate Center VI Land (5)	Tampa, FL	Wholly Owned	N/A	12/31/2014	4,845

			3,225		$867,790
(1) Purchase price consists of the contract price only and does not include closing costs, adjustments, proration or improvements made subsequent to purchase.
(2) On July 29, 2014, we purchased a $50 million first mortgage note secured by The Forum at West Paces. On August 19, 2014, we obtained the property through a deed in lieu of foreclosure.
(3) On November 17, 2014, we and CalSTRS terminated the Austin Joint Venture. Pursuant to the transaction agreements, we acquired CalSTRS' 60% interest in San Jacinto Center and One Congress Plaza, resulting in 100% ownership of these two assets, and transferred our 40% interest in Frost Bank Tower, 300 West 6th Street and One American Center to CalSTRS. In connection with this transaction, we received aggregate net proceeds of approximately $43.6 million from CalSTRS and recognized a $52.8 million gain in 2014.
(4) On December 30, 2014, we purchased approximately seven acres of a leasehold interest in land available for development located in the Westshore submarket of Tampa, Florida for a gross purchase price of $4.7 million. This land is adjacent to our Corporate Center I, II, III and IV assets at International Plaza.
(5) On December 31, 2014, we purchased approximately 6.5 acres of land available for development located in the Westshore submarket of Tampa, Florida for a gross purchase price of $4.8 million. This land is adjacent to our Corporate Center I, II, III and IV assets at International Plaza.

During the year ended December 31, 2014, we capitalized building and tenant improvements of $69.1 million and recorded depreciation expense of $102.2 million related to our office and parking properties.

Dispositions.  During the year ended December 31, 2014, we sold the following four office and parking properties and one land parcel (in thousands):

Office and Parking Properties	Location	Type of Ownership	Square Feet	Date Sold	Gross Sales Price
Woodbranch Building	Houston, TX	Wholly Owned	109	01/14/2014	$15,000
Mesa Corporate Center	Phoenix, AZ	Wholly Owned	106	01/31/2014	13,200
Schlumberger Building	Houston, TX	Wholly Owned	155	09/04/2014	17,000
525 North Tryon	Charlotte, NC	Wholly Owned	405	12/29/2014	60,000

			775		$105,200

Tempe Town Lake (1)	Tempe, AZ	Fund II	N/A	10/06/2014	$2,000
(1) Tempe Town Lake was a Fund II property, of which 30% was our share.

Condominium Units.  In connection with the Mergers with TPGI, we acquired and consolidated our Murano residential condominium project, which we control. Our unaffiliated partner's interest is reflected on our consolidated balance sheets under the "Noncontrolling Interests" caption. Our partner owns 27% of the condominium project. Net proceeds from the project will be distributed, to the extent available, based on an order of preferences described in the partnership agreement. We may receive distributions, if any, in excess of our 73% ownership interest if certain return thresholds are met. The carrying value of our condominium units was $9.3 million and $19.9 million as of December 31, 2014 and 2013, respectively.

Mortgage Loans Receivable.  On June 3, 2013, we issued a first mortgage loan to an affiliate of US Airways, which is secured by the US Airways Building, a 225,000 square foot office building in Phoenix, Arizona. The mortgage loan has a fixed interest rate of 3.0% and matures on December 31, 2016. The receivable balance as of December 31, 2014 and 2013 was $3.4 million and $3.5 million, respectively.

Investment in Unconsolidated Joint Ventures.  In addition to the 49 office and parking properties included in our consolidated financial statements, we also invested in two unconsolidated joint ventures with unrelated investors as of December 31, 2014. Information relating to these unconsolidated joint ventures is detailed below:

Joint Venture Entity	Property Name	Location	Parkway's Ownership %	Square Feet (in thousands)	Percentage Occupied
US Airways Building Tenancy in Common	US Airways Building	Phoenix, AZ	74.58%	225	100.0%
7000 Central Park JV LLC	7000 Central Park	Atlanta, GA	40.00%	414	74.5%

We account for our investments in US Airways Building and 7000 Central Park under the equity method of accounting. Accordingly, the assets and liabilities of the joint ventures are not included in our consolidated balance sheet at December 31, 2014. The balance of our investment in these joint ventures was $39.8 million and $15.8 million, respectively, as of December 31, 2014.

Receivables and Other Assets. For the year ended December 31, 2014, rents receivable and other assets increased $106.5 million or 59.6%. The increase in receivables and other assets is primarily due to increases in straight-line rents and escrow reserves held by the lenders, a $15.0 million earnest money deposit on One Buckhead Plaza which we purchased on January 8, 2015, and increases in other assets associated with properties acquired in 2014.

Intangible Assets, Net.  For the year ended December 31, 2014, intangible assets net of related amortization increased $18.7 million, or 11.2%, and was primarily due to the acquisition of ten wholly owned office and parking properties during 2014.

Assets Held for Sale and Liabilities Related to Assets Held for Sale.  As of December 31, 2014 and 2013, we classified assets held for sale totaling $24.1 million and $16.3 million, respectively, and liabilities related to assets held for sale totaling $2.0 million and $566,000, respectively. Assets and liabilities held for sale in 2014 relate to Raymond James Tower in Memphis, Tennessee and Honeywell in Houston, Texas. Assets and liabilities held for sale in 2013 relate to the Woodbranch Building in Houston, Texas and Mesa Corporate Center in Phoenix, Arizona.

Management Contracts, Net.  For the year ended December 31, 2014, management contracts decreased $12.6 million, or 91.8%, as a result of amortization recorded during the period of $7.9 million and a $4.8 million pre-tax impairment loss on the Eola Capital, LLC ("Eola") management contracts.

Cash and Cash equivalents.  Cash and cash equivalents increased by $57.6 million or 98.1% for the year ended December 31, 2014 primarily due to proceeds received from our underwritten public common stock offerings and our "at-the-market" offerings of our common stock during the period, borrowings under our senior unsecured revolving credit facility, and proceeds from the sale of real estate including proceeds received from the termination of the Austin Joint Venture, partially offset by repayments of bank borrowings and mortgage notes payable, payment of the purchase price upon the exercise of Madison's put option requiring us to purchase Madison's indirect interest in the Austin Joint Venture, dividends paid on common stock, investment in real estate and improvements to real estate.

Notes Payable to Banks. Notes payable to banks increased $178.5 million or 58.9% during the year ended December 31, 2014. The net increase was attributable to borrowings under our unsecured term loans and draws on our senior unsecured revolving credit facility which were used to payoff mortgage notes and fund acquisitions during the year.

Mortgage Notes Payable. During the year ended December 31, 2014, mortgage notes payable increased $242.0 million or 22.0% as a result of the following (in thousands):

Increase
(Decrease)
Scheduled principal payments	$(11,688)
Payoff of Bank of America Center mortgage	(33,875)
Payoff of Raymond James Tower mortgage	(7,907)
Assumption of mortgage debt on One Orlando Centre first mortgage note at fair value	55,967
Assumption of mortgage debt on One Congress Plaza at fair value	137,031
Assumption of mortgage debt on San Jacinto Center at fair value	108,253
Amortization of premiums on mortgage debt acquired	(6,659)
Accretion of debt discounts	354
Borrowings under the Hayden Ferry III construction loan	481
$241,957

For a description of our outstanding mortgage debts, please reference " —Liquidity and Capital Resources–Indebtedness–Mortgage Notes Payable."

We expect to continue seeking primarily fixed-rate, non-recourse mortgage financing with maturities from five to ten years typically amortizing over 25 to 30 years on select office building investments as additional capital is needed. We monitor a number of leverage and other financial metrics defined in the loan agreements for our senior unsecured revolving credit facility and working capital unsecured credit facility, which include but are not limited to our total debt to total asset value. In addition, we monitor interest and fixed charge coverage ratios as well as the net debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") multiple. The interest coverage ratio is computed by comparing interest expense to EBITDA. The fixed charge coverage ratio is computed by comparing interest expense, principal payments made on mortgage loans and preferred dividends paid to EBITDA. The net debt to EBITDA multiple is computed by comparing our share of net debt to EBITDA computed for the current quarter as annualized and adjusted pro forma for any completed investment activity. Management believes all of the leverage and other financial metrics it monitors, including those discussed above, provides useful information on total debt levels as well as our ability to cover interest and principal payments.

Accounts Payable and Other Liabilities.  For the year ended December 31, 2014, accounts payable and other liabilities increased $13.5 million or 7.1% and is primarily due to an increase in property taxes payable.

Equity.  Total equity increased $343.8 million or 25.7% during the year ended December 31, 2014 as a result of the following (in thousands):

Increase (Decrease)
Net income attributable to Parkway Properties, Inc.	$42,943
Net income attributable to noncontrolling interests	1,265
Other comprehensive loss	(3,758)
Common stock dividends declared	(81,262)
Share-based compensation	6,733
Issuance of shares to directors	309
Issuance of common stock in 2014 underwritten public offerings and under the "at-the-market" equity offering program	417,684
Issuance of shares pursuant to TPG Management Services Agreement	375
Issuance of operating partnership units	1,546
Exercise of Madison put option related to the Mergers with TPGI	(41,539)
Contribution of capital by noncontrolling interests	4,175
Distributions to noncontrolling interests	(2,713)
Purchase of noncontrolling interests of office properties owned by Fund II	(1,963)
$343,795

Common and Limited Voting Stock. On January 10, 2014, we completed an underwritten public offering of 10,500,000 shares of our common stock at the public offering price of $18.15. On February 11, 2014, we sold an additional 1,325,000 shares of our common stock at the public offering price of $18.15 pursuant to the exercise of the underwriters’ option to purchase additional shares. The net proceeds from the offering, including shares sold pursuant to the underwriters’ option to purchase additional shares, after deducting the underwriting discount and offering expenses payable by us, were approximately $205.2 million, which we used to fund acquisitions, to repay amounts outstanding from time to time under our senior unsecured revolving credit facility and for general corporate purposes.

On September 26, 2014, we completed an underwritten public offering of 10,000,000 shares of our common stock at the public offering price of $18.60. On October 2, 2014, we sold an additional 1,500,000 shares of our common stock at the public offering price of $18.60 pursuant to the exercise of the underwriters’ option to purchase additional shares. The net proceeds from the offering, including shares sold pursuant to the underwriters’ option to purchase additional shares, after deducting the underwriting discount and offering expenses payable by us, were approximately $204.8 million, which we used to fund acquisitions, to repay amounts outstanding from time to time under our senior unsecured revolving credit facility and for general corporate purposes.

On May 28, 2014, we entered into an ATM Equity OfferingSM Sales Agreement (the "Sales Agreement") with various agents whereby we may sell, from time to time, shares of our common stock, par value $.001 per share, having aggregate gross sales proceeds of up to $150.0 million through an "at-the-market" equity offering program. Sales may be made to the agents in their capacity as sales agents or as principals. We use the net proceeds for general corporate purposes, which may include repaying temporarily amounts outstanding from time to time under our senior unsecured revolving credit facility, for working capital and capital expenditures, and to fund potential acquisitions or development of office and parking properties. We are required to pay each agent a commission that will not exceed, but may be lower than, 2.0% of the gross sales price of the shares sold through such agent.

During the year ended December 31, 2014, we sold 391,900 shares of common stock under the program for net offering proceeds of approximately $8.0 million after deducting commissions of approximately $122,000. We used the net proceeds for general corporate purposes, including repaying amounts outstanding under our senior unsecured revolving credit facility, and to fund acquisitions and development of office and parking properties.

Shelf Registration Statement.  We have a universal shelf registration statement on Form S-3 (No. 333-193203) that was automatically effective upon filing on January 6, 2014. We may offer an indeterminate number or amount, as the case may be, of (1) shares of common stock, par value $.001 per share; (2) shares of preferred stock, par value $.001 per share; (3) depository shares representing our preferred stock; and (4) warrants to purchase common stock, preferred stock or depository shares representing preferred stock; and (5) rights to purchase our common stock, all of which may be issued from time to time on a delayed or continuous basis pursuant to Rule 415 under the Securities Act.

Results of Operations

Comparison of the year ended December 31, 2014 to the year ended December 31, 2013.

Net income attributable to common stockholders for the year ended December 31, 2014 was $42.9 million ($0.42 per basic and diluted common share). Net loss attributable to common stockholders for the year ended December 31, 2013 was $29.7 million ($0.45 per basic and diluted common share). The increase in net income attributable to common stockholders for the year ended December 31, 2014 as compared to the year ended December 31, 2013 in the amount of $72.6 million is primarily attributable to gains on the sale of real estate of $93.1 million, including a gain of $52.8 million recognized on the termination of our Austin Joint Venture. These gains were offset by an impairment loss on real estate of $11.7 million and a pre-tax impairment loss on management contracts of $4.8 million. Gains on sale of real estate during the year ended December 31, 2013 were $32.5 million. The change in income (loss) from discontinued operations as well as other variances for income and expense items that comprise net income (loss) attributable to common stockholders is discussed in detail below.

Income from Office and Parking Properties.  The analysis below includes changes attributable to same-store properties and acquisitions and dispositions of office and parking properties. Same-store properties are consolidated properties that we owned for the current and prior year reporting periods, excluding properties classified as discontinued operations. At December 31, 2014, same-store properties consisted of 33 properties comprising 10.7 million square feet.

The following table represents revenue from office and parking properties for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014	2013	Increase (Decrease)	% Change
Revenue from office and parking properties:
Same-store properties	$253,335	$247,445	$5,890	2.4%
Properties acquired	145,892	6,182	139,710	*N/M
Properties disposed	18,780	19,807	(1,027)	(5.2)%
Total revenue from office and parking properties	$418,007	$273,434	$144,573	52.9%
*N/M – Not meaningful

Revenue from office and parking properties for same-store properties increased $5.9 million or 2.4% for the year ended December 31, 2014, compared to the year ended December 31, 2013. The primary reason for the increase is due to an increase in same-store average rental rates for same-store properties and an increase in average same-store occupancy for the year ended December 31, 2014 compared to the year ended December 31, 2013. Average same-store occupancy for the years ended December 31, 2014 and 2013 was 90.0% and 89.9%, respectively.

Property Operating Expenses. The following table represents property operating expenses for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014	2013	Increase (Decrease)	% Change
Expense from office and parking properties:
Same-store properties	$98,690	$97,765	$925	0.9%
Properties acquired	60,132	1,489	58,643	*N/M
Properties disposed	9,249	9,613	(364)	(3.8)%
Total expense from office and parking properties	$168,071	$108,867	$59,204	54.4%
*N/M – Not meaningful

Property operating expenses for same-store properties were consistent for the years ended December 31, 2014 and 2013.

Management Company Income and Expenses.  Management company income increased $4.0 million during the year ended December 31, 2014 compared to the year ended December 31, 2013 and is primarily due to the addition of a management contract in connection with the Mergers as well as property management fees earned from our unconsolidated joint ventures. Management company expenses increased $881,000 during the year ended December 31, 2014 compared to the year ended December 31, 2013 and is primarily due to the addition of a management contract in connection with the Mergers and the associated increase in personnel costs.

Depreciation and Amortization. Depreciation and amortization expense attributable to office and parking properties increased $64.9 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The primary reason for the increase is due to the purchase of three wholly owned office properties and properties acquired in connection with the Mergers during 2013, which were owned for a full year during 2014, in addition to the acquisition of ten wholly owned office and parking properties during 2014, partially offset by the disposition of four office properties during 2014.

Impairment Loss on Real Estate. During the year ended December 31, 2014, we recorded an $11.7 million impairment loss on real estate in continuing operations in connection with our estimated fair value of Raymond James Tower, a 337,000 square foot office property located in Memphis, Tennessee, which was classified as held for sale at December 31, 2014 and subsequently was sold on January 15, 2015. We did not record any impairment losses on real estate in continuing operations for the year ended December 31, 2013.

Impairment Loss on Management Contracts and Goodwill.  During the year ended December 31, 2014, we recorded a $4.8 million pre-tax non-cash impairment loss related to certain Eola management contracts.

General and Administrative Expense.  General and administrative expense increased $7.0 million or 27.3% for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase is primarily due to additional share-based compensation expense. Compensation expense related to stock options, profits interest units ("LTIPS"), restricted shares and deferred incentive share units of $8.2 million and $5.7 million was recognized for the years ended December 31, 2014 and 2013, respectively. The primary reason for the increase in share-based compensation expense for the year ended December 31, 2014 was due to the additional expense associated with new grants under the Parkway Properties, Inc. and Parkway Properties LP 2013 Omnibus Equity Incentive Plan. Total compensation expense related to nonvested awards not yet recognized was $7.6 million at December 31, 2014. The weighted average period over which the expense is expected to be recognized is approximately one year.

Acquisition Costs.  During the year ended December 31, 2014, we incurred $3.5 million in acquisition costs compared to $13.1 million for the year ended December 31, 2013. The primary reason for the decrease is due to costs associated with the Mergers.

Gain on Sale of In-Substance Real Estate. On December 19, 2013, we acquired TPGI's interest in the Austin Joint Venture as part of the Mergers. As of December 31, 2013, we and Madison owned a 50% interest in the Austin Joint Venture. On January 24, 2014, pursuant to a put right held by Madison, we purchased Madison’s approximately 17% interest in the Austin Joint Venture for a purchase price of approximately $41.5 million. On February 10, 2014, CalSTRS exercised an option to purchase 60% of Madison's former interest on the same terms that we acquired the interest from Madison for approximately $24.9 million. After giving effect to these transactions, we had a 40% interest in the Austin Joint Venture, with CalSTRS owning the remaining 60% and we recorded a gain of approximately $6.3 million during the year ended December 31, 2014.

Gain on Sale of Real Estate. On September 4, 2014, we sold the Schlumberger Building located in Houston, Texas. We received approximately $17.0 million in gross proceeds. We received $16.2 million in net proceeds from the sale, which we used to fund subsequent acquisitions. We recorded a gain of approximately $6.7 million during the year ended December 31, 2014.

On October 6, 2014, Fund II sold Tempe Town Lake, a parcel of land zoned for a hotel development in Tempe, Arizona, for a gross sale price of $2.0 million. During the year ended December 31, 2014, we recognized a gain of $739,000, of which $221,700 was our share.

On November 17, 2014, we and CalSTRS terminated the Austin Joint Venture in Austin, Texas. Pursuant to the transaction agreements, we acquired CalSTRS' 60% interest in San Jacinto Center and One Congress Plaza, resulting in 100% ownership of these two properties, and transferred our 40% interest in Frost Bank Tower, 300 West 6th Street and One American Center to CalSTRS. We also received aggregate net proceeds of approximately $43.6 million from CalSTRS in connection with the transaction and recognized a $52.8 million gain during the year ended December 31, 2014.

On December 29, 2014, we sold 525 North Tryon, an office property located in Charlotte, North Carolina, for a gross sale price of $60.0 million. During the year ended December 31, 2014, we recognized a gain on the sale of 525 North Tryon of approximately $16.2 million.

Loss on Extinguishment of Debt. On April 8, 2014, we drew upon an unsecured term loan provided by the Amended, Restated and Consolidated Credit Agreement and simultaneously repaid in full the first mortgage debt secured by the Bank of America Center in Orlando, Florida, which had an outstanding balance of $33.9 million. We recognized a loss on extinguishment of debt of $339,000 during the year ended December 31, 2014.

On December 31, 2014, we repaid in full the first mortgage debt secured by the Raymond James Tower in Memphis, Tennessee, which had an outstanding balance of $7.9 million. We recognized a loss on extinguishment of debt of $2.1 million during the year ended December 31, 2014.

Interest Expense.  Interest expense, including amortization of deferred financing costs, increased $20.5 million or 44.9% for the year ended December 31, 2014, compared to the year ended December 31, 2013 and is comprised of the following (in thousands):

	Year Ended December 31,
	2014	2013	Increase	% Change
Interest expense:
Mortgage interest expense, including premium amortization	$54,106	$36,843	$17,263	46.9%
Credit facility interest expense	8,494	6,332	2,162	34.1%
Mortgage loan cost amortization	1,286	874	412	47.1%
Credit facility cost amortization	2,209	1,573	636	40.4%
Total interest expense	$66,095	$45,622	$20,473	44.9%

Mortgage interest expense increased $17.3 million or 46.9% for the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to $301.3 million of mortgage debt assumed in connection with our 2014 acquisitions of One Orlando Centre, One Congress Plaza, and San Jacinto Center, as well as a full year of interest expense for $534.8 million of mortgage debt placed or assumed during 2013 in connection with office and parking property acquisitions in 2013, $321.0 million of which related to the Mergers.

Credit facility interest expense increased $2.2 million or 34.1% for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase is due to an increase in year-to-date average borrowings of $68.9 million and an increase in the weighted average interest rate on average borrowings of 65 basis points.

Discontinued Operations.  Discontinued operations are comprised of the following for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended
	December 31,
	2014	2013
Statement of Operations:
Revenues
Income from office and parking properties	$99	$14,976
	99	14,976
Expenses
Operating expenses	373	6,835
Management company expense	1	(39)
Interest expense	—	485
Loss on extinguishment of debt	—	2,149
Depreciation and amortization	116	4,561
Impairment loss	—	10,200
	490	24,191
Loss from discontinued operations	(391)	(9,215)
Gain on sale of real estate from discontinued operations	10,463	32,493
Total discontinued operations per Statement of Operations	10,072	23,278
Net income attributable to noncontrolling interest from discontinued operations	(352)	(13,443)
Total discontinued operations – Parkway's Share	$9,720	$9,835

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

All current and prior period income from the following office and parking property dispositions is included in discontinued operations for the year ended December 31, 2013 (in thousands).

Office and Parking Properties	Location	Square Feet	Date of Sale	Net Sales Price	Net Book Value of Real Estate	Gain on Sale	Impairment Loss
Atrium at Stoneridge (1)	Columbia, SC	108	03/20/2013	$2,966	$2,424	$542	$3,500
Waterstone (2)	Atlanta, GA	93	07/10/2013	3,247	3,207	40	3,000
Meridian (2)	Atlanta, GA	97	07/10/2013	6,615	6,560	55	1,600
Bank of America Plaza	Nashville, TN	436	07/17/2013	41,093	29,643	11,450	—
Lakewood II	Atlanta, GA	123	10/31/2013	10,240	4,403	5,837	—
Carmel Crossing	Charlotte, NC	326	11/08/2013	36,673	22,104	14,569	—
2013 Dispositions (3)		1,183		$100,834	$68,341	$32,493	$8,100
Woodbranch Building	Houston, TX	109	01/14/2014	$14,424	$4,450	$9,974	$—
Mesa Corporate Center (2)	Phoenix, AZ	106	01/31/2014	12,257	11,768	489	5,600
2014 Dispositions		215		$26,681	$16,218	$10,463	$5,600

(1)	The impairment loss on real estate in connection with Atrium at Stoneridge was recognized in discontinued operations during the year ended December 31, 2012.

(2)
The impairment loss on real estate recognized in discontinued operations during the year ended December 31, 2013 was comprised of a $4.6 million loss in connection with our Waterstone and Meridian properties that were sold in 2013 and a $5.6 million loss in connection with the valuation of Mesa Corporate Center based on our estimated fair value of the asset, and which was classified as held for sale at December 31, 2013.

(3)	Total gain on the sale of real estate in discontinued operations recognized for the year ended December 31, 2013 was $32.5 million, of which $18.2 million was our proportionate share.

In accordance with our adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," effective January 1, 2014, the sales of the Schlumberger Building and 525 North Tryon were not included in discontinued operations as they were not previously classified as held for sale as of December 31, 2013 and did not represent a strategic shift in our operations.

Income Taxes.  The analysis below includes changes attributable to income tax benefit (expense) for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014	2013	(Increase) Decrease	% Change
Income tax expense – current	$(4,902)	$(555)	$(4,347)	*N/M
Income tax benefit – deferred	4,763	1,960	2,803	*N/M
Total income tax benefit (expense)	$(139)	$1,405	$(1,544)	*N/M
*N/M – Not meaningful

Current income tax expense increased $4.3 million for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase is primarily attributable to an increase in income from our taxable REIT subsidiary and additional state taxes associated with our increased concentration in Pennsylvania and Texas as a result of the Mergers. Deferred income tax benefit increased $2.8 million for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase is primarily attributable to the book to tax differences related to the amortization and impairment loss associated with certain Eola management contracts.

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012.

Net loss attributable to common stockholders for the years ended December 31, 2013 and 2012 was $29.7 million ($0.45 per basic and diluted common share) and $51.2 million ($1.62 per basic and diluted common share), respectively. The decrease in net loss attributable to common stockholders for the year ended December 31, 2013 as compared to the year ended December 31, 2012 in the amount of $21.5 million is primarily attributable to a $42.0 million non-cash impairment loss on management contracts and goodwill recognized in 2012, a $19.6 million increase in gains on the sale of real estate from discontinued operations recognized during 2013, and the purchase of three wholly owned office and parking properties, offset by a $10.2 million non-cash impairment loss included in discontinued operations and recognized in connection with the sale of Waterstone and Meridian in Atlanta, Georgia and the valuation of Mesa Corporate Center, a 106,000 square foot office property located in Phoenix, Arizona, based on our estimated fair value of the asset, a $6.6 million charge related to the redemption of our Series D preferred stock, and additional severance costs recorded in connection with the closing of our Jackson, Mississippi office and the Mergers in 2013.

The change in income (loss) from discontinued operations as well as other variances for income and expense items that comprise net loss attributable to common stockholders is discussed in detail below.

Income from Office and Parking Properties.  The analysis below includes changes attributable to same-store properties and acquisitions of office and parking properties. Same-store properties are consolidated properties that we owned for the current and prior year reporting periods, excluding properties classified as discontinued operations. During the year ended December 31, 2013, we classified as discontinued operations six properties totaling 1.2 million square feet that were sold during 2013 and two properties totaling 215,000 square feet that were classified as held for sale at December 31, 2013. At December 31, 2013, same-store properties consisted of 30 properties comprising 8.6 million square feet.

The following table represents revenue from office and parking properties for the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2013	2012	Increase (Decrease)	% Change
Revenue from office and parking properties:
Same-store properties	$182,790	$184,023	$(1,233)	(0.7)%
Properties acquired	90,497	6,433	84,064	*N/M
Properties disposed	147	262	(115)	(43.9)%
Total revenue from office and parking properties	$273,434	$190,718	$82,716	43.4%
*N/M – Not meaningful

Revenue from office and parking properties for same-store properties decreased $1.2 million or 0.7% for the year ended December 31, 2013, compared to the year ended December 31, 2012. The primary reason for the decrease is due to a decrease in same-store average rental rates for same-store properties, partially offset by an increase in average same-store occupancy for the year ended December 31, 2013 compared to the year ended December 31, 2012. Average same-store occupancy for the years ended December 31, 2013 and 2012 was 89.9% and 88.3%, respectively.

The following table represents property operating expenses for the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2013	2012	Increase (Decrease)	% Change
Expense from office and parking properties:
Same-store properties	$73,024	$73,021	$3	—%
Properties acquired	35,565	2,523	33,042	*N/M
Properties disposed	278	1,291	(1,013)	(78.5)%
Total expense from office and parking properties	$108,867	$76,835	$32,032	41.7%
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

Depreciation and Amortization. Depreciation and amortization expense attributable to office and parking properties increased $43.4 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. The primary reason for the increase is due to the purchase of nine office and parking properties during 2012, which were owned for a full year during 2013, in addition to the purchase of three wholly owned office and parking properties, and properties acquired in connection with the Mergers, partially offset by the disposition of six office and parking properties during 2013. The total gross purchase price for acquisitions completed during the year ended December 31, 2013 was approximately $1.7 billion compared with $761.0 million for the year ended December 31, 2012.

Impairment Loss on Real Estate.  We did not record any impairment losses on real estate in continuing operations for the year ended December 31, 2013. We recorded total impairment losses on real estate of $9.2 million for the year ended December 31, 2012. For the year ended December 31, 2012, $5.7 million of the total impairment losses recorded were included in continuing operations and was comprised of a loss in connection with an asset in Jackson, Mississippi.

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

General and Administrative Expense. General and administrative expense increased $9.2 million or 56.2% for the year ended December 31, 2013, compared to the year ended December 31, 2012. The increase is primarily due to additional severance expenses associated with the Mergers and the closing of our Jackson, Mississippi office as well as additional personnel expenses incurred during 2013 as part of transitioning our corporate office from Jackson, Mississippi to Orlando, Florida. Compensation expense related to stock options, LTIPS, restricted shares and deferred incentive share units of $5.7 million and $432,000 was recognized for the years ended December 31, 2013 and 2012, respectively. The primary reason for the increase in share-based compensation expense for the year ended December 31, 2013 was due to the additional expense associated with new grants under the Parkway Properties, Inc. and Parkway Properties LP 2013 Omnibus Equity Incentive Plan. Total compensation expense related to nonvested awards not yet recognized was $12.8 million at December 31, 2013. The weighted average period over which the expense is expected to be recognized is approximately two years.

We previously adopted a long-term cash incentive plan that was designed to reward significant outperformance over the three-year period beginning July 1, 2010. The performance goals for actual payment under the long-term cash incentive required us to (1) achieve an absolute compounded annual total return to stockholders ("TRTS"), that exceeds 14% and (2) achieve an absolute compounded annual TRTS that exceeds the compounded annual return of the RMS by at least 500 basis points. As of June 30, 2013, which was the end of the performance period, we did not achieve the performance goals and the performance-based awards did not vest.

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

Mortgage interest expense increased $7.1 million or 23.9% for the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily due to $534.8 million of mortgage debt placed or assumed during 2013 in connection with office and parking property acquisitions in 2013, $321.0 million of which relates to the Mergers, as well as a full year of interest expense for $132.2 million of mortgage debt placed or assumed during 2012 in connection with office and parking property acquisitions in 2012, partially offset by interest savings on $65.0 million of principal paid on the early extinguishment of debt.

Credit facility interest expense increased $3.7 million or 139.8% for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase is due to an increase in year-to-date average borrowings of $180.3 million offset by a decrease in the weighted average interest rate on average borrowings of 15 basis points. The increase in average borrowings is primarily due to the placement of a $125.0 million unsecured term loan in September 2012, the placement of a $120.0 million unsecured term loan in June 2013 and borrowings under our senior unsecured revolving credit facility to purchase office and parking properties during 2012 and 2013 and to fund the redemption of our Series D preferred stock, offset by repayment of borrowings under our senior unsecured revolving credit facility from proceeds of our underwritten public common stock offerings during December 2012 and March 2013 and sales of office and parking properties.

Discontinued Operations.  Discontinued operations are comprised of the following for the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended
	December 31,
	2013	2012
Statement of Operations:
Revenues
Income from office and parking properties	$14,976	$34,345
	14,976	34,345
Expenses
Office and parking properties:
Operating expenses	6,835	15,029
Management company expense	(39)	350
Interest expense	485	6,143
(Gain) loss on extinguishment of debt	2,149	(1,494)
Non-cash expense on interest rate swap	—	(215)
Depreciation and amortization	4,561	7,843
Impairment loss	10,200	3,500
	24,191	31,156
Other Income/Expenses
Equity in loss of unconsolidated joint ventures	—	(19)

Income (loss) from discontinued operations	(9,215)	3,170
Gain on sale of real estate from discontinued operations	32,493	12,938
Total discontinued operations per Statement of Operations	23,278	16,108
Net (income) loss attributable to noncontrolling interest from discontinued operations	(13,443)	(4,820)
Total discontinued operations – Parkway's Share	$9,835	$11,288

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

For 2012, impairment loss on real estate in discontinued operations was comprised of a loss in connection with an asset in Columbia, South Carolina which was sold in 2013.

All current and prior period income from the following office and parking property dispositions is included in discontinued operations for the years ended December 31, 2013 and 2012 (in thousands).

Office and Parking Properties	Location	Square Feet	Date of Sale	Net Sales Price	Net Book Value of Real Estate	Gain on Sale	Impairment Loss
Falls Pointe	Atlanta, GA	107	01/06/2012	$5,824	$4,467	$1,357	$—
111 East Wacker	Chicago, IL	1,013	01/09/2012	153,240	153,237	3	19,050
Renaissance Center	Memphis, TN	189	03/01/2012	27,661	24,629	3,032	9,200
Non-core Assets	Various	1,932	Various	125,486	122,157	3,329	51,889
Overlook II	Atlanta, GA	260	04/30/2012	29,467	28,689	778	10,500
Wink	New Orleans, LA	32	06/08/2012	705	803	(98)	—
Ashford Center/Peachtree Ridge	Atlanta, GA	321	07/01/2012	29,440	28,148	1,292	17,200
Sugar Grove	Houston, TX	124	10/23/2012	10,303	7,058	3,245	—
2012 Dispositions (1)		3,978		$382,126	$369,188	$12,938	$107,839

Atrium at Stoneridge (2)	Columbia, SC	108	03/20/2013	$2,966	$2,424	$542	$3,500
Waterstone (3)	Atlanta, GA	93	07/10/2013	3,247	3,207	40	3,000
Meridian (3)	Atlanta, GA	97	07/10/2013	6,615	6,560	55	1,600
Bank of America Plaza	Nashville, TN	436	07/17/2013	41,093	29,643	11,450	—
Lakewood II	Atlanta, GA	123	10/31/2013	10,240	4,403	5,837	—
Carmel Crossing	Charlotte, NC	326	11/08/2013	36,673	22,104	14,569	—
2013 Dispositions (4)		1,183		$100,834	$68,341	$32,493	$8,100

(1)	Total gain on the sale of real estate in discontinued operations recognized for the year ended December 31, 2012 was $12.9 million, of which $8.1 million was our proportionate share.

(2)	The impairment loss on real estate in connection with Atrium at Stoneridge was recognized in discontinued operations during the year ended December 31, 2012.

(3)	The impairment loss on real estate in connection with Waterstone and Meridian was recognized in discontinued operations during the year ended December 31, 2013.

(4)	Total gain on the sale of real estate in discontinued operations recognized for the year ended December 31, 2013 was $32.5 million, of which $18.2 million was our proportionate share.

Income Taxes.  The analysis below includes changes attributable to income tax benefit (expense) for the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2013	2012	(Increase) Decrease	% Change
Income tax expense – current	$(555)	$(1,116)	$561	50.3%
Income tax benefit – deferred	1,960	855	1,105	(129.2)%
Total income tax benefit (expense)	$1,405	$(261)	$1,666	*N/M
*N/M – Not meaningful

Current income tax expense decreased $561,000 for the year ended December 31, 2013, compared to the year ended December 31, 2012. The decrease is primarily attributable to an increase in expense for the period from our taxable REIT subsidiary in 2013. Deferred income tax benefit increased $1.1 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase is primarily attributable to the reduction in the value of our management contracts to $19.0 million at December 31, 2012. During 2012, the remaining useful life for these management contracts was reduced to 2.7 years for book amortization purposes. At December 31, 2013, the deferred tax liability totaled $11,000.

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

Our short-term liquidity needs include funding operation and administrative expenses, normal repair and maintenance expenses at our properties, capital improvements and distributions to stockholders. We anticipate using our current cash balance, our operating cash flows and borrowings (including borrowing availability under our senior unsecured revolving credit facility) to meet our short-term liquidity needs. We have received an investment grade rating which may positively impact our ability to access capital on favorable terms.

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

Cash

Cash and cash equivalents were $116.2 million and $58.7 million at December 31, 2014 and 2013, respectively.  Cash flows provided by operating activities for the years ended December 31, 2014 and 2013 were $53.0 million and $65.1 million, respectively.  The decrease in cash flows from operating activities of $12.1 million is primarily attributable to timing of receipt of revenues and payment of expenses.

Cash used in investing activities was $412.2 million and $146.9 million for the years ended December 31, 2014 and 2013, respectively.  The increase in cash flows used by investing activities of $265.3 million is primarily attributable to increases in investment in real estate, improvements to real estate and real estate development.

Cash provided by financing activities was $416.7 million and $58.6 million for the years ended December 31, 2014 and 2013, respectively.  The increase in cash provided by financing activities of $358.1 million is primarily attributable to an increase in proceeds from common stock offerings, net of offering expenses, increase in borrowings under our senior unsecured revolving credit facility, and decreases in redemptions of preferred stock and distributions to noncontrolling interest partners, partially offset by increases in acquisitions of noncontrolling interests and dividends paid on common stock.

Indebtedness.

Notes Payable to Banks.  At December 31, 2014, we had a total of $481.5 million outstanding under the following credit facilities (in thousands):

Credit Facilities	Interest Rate	Maturity	Outstanding Balance
$10.0 Million Working Capital Revolving Credit Facility	1.7%	03/30/2018	$—
$250.0 Million Revolving Credit Facility	1.6%	03/30/2018	131,500
$250.0 Million Five-Year Term Loan	2.5%	03/29/2019	250,000
$100.0 Million Seven-Year Term Loan	4.3%	03/31/2021	100,000
			$481,500

Effective April 1, 2014, we entered into an Amended, Restated and Consolidated Credit Agreement (the "Amended Agreement") which provides for a $250.0 million senior unsecured revolving credit facility, a $250.0 million five-year unsecured term loan, and a $100.0 million seven-year unsecured term loan. The Amended Agreement amended, restated and consolidated the agreements governing our prior $215.0 million senior unsecured revolving credit facility, $125.0 million unsecured term loan and $120.0 million unsecured term loan. The maturity date of the senior unsecured revolving credit facility was extended to March 30, 2018, with an additional one-year extension option, and the $250.0 million five-year unsecured term loan and $100.0 million seven-year unsecured term loan have maturity dates of March 29, 2019 and March 31, 2021, respectively.

On January 27, 2015, the Company completed a $200.0 million increase in revolving commitments using the accordion option available under its existing amended, restated and consolidated credit agreement. With this increase, the senior unsecured revolving credit facility now totals $450.0 million. All other terms and covenants associated with the senior unsecured revolving credit facility remained unchanged as a result of the increase.

The senior unsecured revolving credit facility bears interest at LIBOR plus an applicable margin which ranges from 1.40% to 2.00% based on our overall leverage, and is currently 1.40% resulting in an all-in rate of 1.56%. The $250.0 million five-year unsecured term loan bears interest at LIBOR plus an applicable margin which ranges from 1.35% to 1.90% based on our overall leverage, and is currently 1.35% resulting in a weighted average all-in rate of 2.51%, after giving effect to the floating-to-fixed-rate interest rate swaps. The $100.0 million seven-year unsecured term loan bears interest at LIBOR plus an applicable margin which ranges from 1.75% to 2.30% based on our overall leverage, and is currently 1.75%, resulting in an all-in rate of 4.31%, after accounting for the floating-to-fixed-rate interest rate swap. For a discussion of interest rate swaps entered into in connection with our unsecured term loans and senior unsecured revolving credit facility, see "Note 8—Capital and Financing Transactions—Interest Rate Swaps" in our financial statements included elsewhere in this Annual Report on Form 10-K.

The $100.0 million seven-year unsecured term loan tranche had a delayed-draw feature which allowed us to draw all or a portion of the $100.0 million commitment in not more than two draws over a 12-month period. We drew the full amount on April 8, 2014 and simultaneously repaid in full the first mortgage debt secured by the Bank of America Center in Orlando, Florida, which had an outstanding balance of $33.9 million. We recognized a loss on extinguishment of debt of $339,000 on the repayment of the Bank of America Center mortgage.

Additionally, effective April 1, 2014, we amended our $10.0 million unsecured working capital credit facility under terms and conditions similar to the Amended Agreement.

We monitor a number of leverage and other financial metrics including, but not limited to, debt to total asset value ratio, as defined in the loan agreements for our senior unsecured revolving credit facility. In addition, we also monitor interest, fixed charge and modified fixed charge coverage ratios, as well as the net debt to EBITDA multiple. The interest coverage ratio is computed by comparing the cash interest accrued to EBITDA. The interest coverage ratio for the years ended December 31, 2014 and 2013 was 3.6 times and 3.8 times, respectively. The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA. The fixed charge coverage ratio for the years ended December 31, 2014 and 2013 was 3.1 and 2.9 times, respectively. The net debt to EBITDA multiple is computed by comparing our share of net debt to EBITDA for the current quarter, as annualized and adjusted pro forma for any completed investment activities. The net debt to EBITDA multiple for the years ended December 31, 2014 and 2013 was 6.1 and 6.7 times, respectively. Management believes various leverage and other financial metrics it monitors provide useful information on total debt levels as well as our ability to cover interest, principal and/or preferred dividend payments.

Mortgage Notes Payable.  At December 31, 2014, we had $1.3 billion in mortgage notes payable secured by office and parking properties, with an average interest rate of 4.4%.

The table below presents the principal payments due and weighted average interest rates for total mortgage notes payable, at December 31, 2014 (in thousands).

	Weighted Average Interest Rate	Total Mortgage Maturities	Balloon Payments	Recurring Principal Amortization
Schedule of Mortgage Maturities by Years:
2015	3.8%	$30,005	$14,013	$15,992
2016	4.6%	260,594	244,747	15,847
2017	4.1%	405,525	390,939	14,586
2018	4.4%	179,443	162,710	16,733
2019	4.9%	175,947	167,935	8,012
Thereafter	4.3%	260,094	245,476	14,618
Total principal maturities		1,311,608	1,225,820	85,788
Unamortized premium, net	n/a	27,842	N/A	N/A
Total principal maturities and fair value premium on mortgage debt acquired	4.4%	$1,339,450	$1,225,820	$85,788
Fair value at 12/31/14		$1,327,637

On April 8, 2014, we repaid the first mortgage debt secured by Bank of America Center and terminated the related $33.9 million floating-to-fixed interest rate swap.

On April 14, 2014, we purchased One Orlando Centre in Orlando, Florida, and simultaneously restructured the existing first mortgage loan secured by the property. The existing $68.3 million first mortgage note was restructured into a new $54.0 million first mortgage note and a $15.3 million subordinated note. Upon the sale or recapitalization of the property, proceeds are to be distributed first to the lender up to the amount of outstanding principal of the first mortgage note; second, to us up to our equity investment; third, to us until we receive a 12% annual return on our equity investment; fourth, 60% to us and 40% to the lender until the subordinated note is repaid in full; and fifth, to us at 100%. At the acquisition date, and as of December 31, 2014, the fair value of the subordinated note was zero.

On July 2, 2014, Fund II closed on a construction loan secured by the Hayden Ferry Lakeside III development in the Tempe submarket of Phoenix, Arizona, for $43.0 million, or 62.5% of the total estimated cost of the development, which will be funded subsequent to Fund II's and our equity investment in the development. The loan is initially a 35% recourse loan to Fund II that will be reduced to non-recourse upon stabilization of the property. The loan is cross-collateralized with Fund II's Hayden Ferry Lakeside I, Hayden Ferry Lakeside II, Hayden Ferry Lakeside IV and the adjacent parking garage. The loan matures on July 25, 2018, is interest-only through maturity, and has an interest rate of one-month LIBOR plus 1.80% which decreases to 1.60% upon stabilization. As of December 31, 2014, the balance of the construction loan payable was approximately $481,000.

On November 17, 2014, we terminated the Austin Joint Venture. Pursuant to the transaction agreements, we acquired CalSTRS' 60% interest in One Congress Plaza and San Jacinto Center, resulting in 100% ownership of these two assets. As a result, we assumed a mortgage loan with a balance of $128.0 million at December 31, 2014, with a fixed interest rate of 3.2% and a maturity date of June 11, 2017 for One Congress Plaza, and assumed a mortgage loan with a balance of $101.0 million at December 31, 2014, with a fixed interest rate of 3.2% and a maturity date of June 11, 2017 for San Jacinto Center.

On December 31, 2014, we extinguished the mortgage loan associated with Raymond James Tower in Memphis, Tennessee with a principal balance of $7.9 million. We incurred a loss on extinguishment of debt of approximately $2.1 million as part of the repayment.

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

We designated the swaps as cash flow hedges of the variable interest rates on our $250.0 million unsecured term loan, our $100.0 million unsecured term loan, and the debt secured by 245 Riverside, Corporate Center Four, Two Ravinia, Hayden Ferry I, and Hayden Ferry II.

Our interest rate hedge contracts at December 31, 2014 and 2013 are summarized as follows (in thousands):

							Asset (Liability) Balance
							December 31,
Type of Hedge	Balance Sheet Location	Associated Loan	Notional Amount	Maturity Date	Reference Rate	Fixed Rate	2014	2013
Swap	Receivables and Other Assets	5-year term loan	50,000	09/27/2017	1-month LIBOR	0.7%	452	769
Swap	Account payable and other liabilities	5-year term loan	120,000	06/11/2018	1-month LIBOR	1.6%	(1,438)	(985)
Swap	Account payable and other liabilities	Corporate Center IV	13,671	10/08/2018	1-month LIBOR	3.3%	(18)	90
Swap	Receivables and Other Assets	5-year term loan	75,000	09/27/2017	1-month LIBOR	0.7%	679	1,162
Swap	Account payable and other liabilities	Hayden Ferry Lakeside II	3,750	01/25/2018	1-month LIBOR	1.7%	(71)	(49)
Swap	Account payable and other liabilities	Bank of America Center	33,875	11/18/2017	1-month LIBOR	4.7%	—	(1,973)
Swap	Account payable and other liabilities	Hayden Ferry Lakeside I	21,887	01/25/2018	1-month LIBOR	4.5%	(877)	(1,067)
Swap	Account payable and other liabilities	Hayden Ferry Lakeside II	43,125	01/25/2018	1-month LIBOR	1.5%	(413)	(383)
Swap	Account payable and other liabilities	245 Riverside	9,166	09/30/2018	1-month LIBOR	5.2%	(617)	(703)
Swap	Account payable and other liabilities	Corporate Center IV	22,329	10/08/2018	1-month LIBOR	5.4%	(1,613)	(1,843)
Swap	Account payable and other liabilities	Two Ravinia	22,100	11/18/2018	1-month LIBOR	5.0%	(1,317)	(1,427)
Swap	Account payable and other liabilities	5 year term loan	5,000	04/01/2019	1-month LIBOR	1.7%	(60)	—
Swap	Account payable and other liabilities	7 year term loan	100,000	03/31/2021	1-month LIBOR	2.6%	(4,652)	—
							$(9,945)	$(6,409)

On April 8, 2014, we terminated the $33.9 million swap designated to the Bank of America Center first mortgage. The net impact of the changes made to the existing swaps during the year ended December 31, 2014 resulted in a one-time increase in interest expense of approximately $121,000.

On April 1, 2014, we entered into a new $100.0 million floating-to-fixed interest rate swap attributable to one-month LIBOR indexed interest payments made each month. The $100.0 million swap has a fixed rate of 2.6%, an effective date of April 1, 2014 and a maturity date of March 31, 2021. We entered into this interest rate swap in connection with our $100.0 million seven-year unsecured term loan that bears interest at LIBOR plus the applicable margin which ranges from 1.75% to 2.30% based on our overall leverage. The current spread associated with the loan is 1.75% resulting in an all-in rate of 4.31%.

We designated these swaps as cash flow hedges of the variable interest payments associated with the mortgage loans.

Equity

We have a universal shelf registration statement on Form S-3 (No. 333-193203) that was automatically effective upon filing on January 6, 2014 . We may offer an indeterminate number or amount, as the case may be, of (1) shares of common stock, par value $.001 per share; (2) shares of preferred stock, par value $.001 per share; (3) depository shares representing our preferred stock; and (4) warrants to purchase common stock, preferred stock or depository shares representing preferred stock; and (5) rights to purchase our common stock, all of which may be issued from time to time on a delayed or continuous basis pursuant to Rule 415 under the Securities Act.

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

On September 26, 2014, we completed an underwritten public offering of 10,000,000 shares of our common stock at the public offering price of $18.60. On October 2, 2014, we sold an additional 1,500,000 shares of our common stock at the public offering price of $18.60 pursuant to the exercise of the underwriters’ option to purchase additional shares. The net proceeds from the offering, including shares sold pursuant to the underwriters’ option to purchase additional shares, after deducting the underwriting discount and offering expenses payable by us, were approximately $204.8 million, which we used to fund acquisitions, to repay amounts outstanding from time to time under our senior unsecured revolving credit facility and for general corporate purposes.

On May 28, 2014, we entered into the Sales Agreement with various agents whereby we may sell, from time to time, shares of our common stock, par value $.001 per share, having aggregate gross sales proceeds of up to $150.0 million through an "at-the-market" equity offering program. Sales may be made to the agents in their capacity as sales agents or as principals. We use the net proceeds for general corporate purposes, which may include repaying temporarily amounts outstanding from time to time under our senior unsecured revolving credit facility, for working capital and capital expenditures, and to fund potential acquisitions or development of office and parking properties. We are required to pay each agent a commission that will not exceed, but may be lower than, 2.0% of the gross sales price of the shares sold through such agent.

During the year ended December 31, 2014, we sold 391,900 shares of common stock under the program for net offering proceeds of approximately $8.0 million after deducting commissions of approximately $122,000. We used the net proceeds for general corporate purposes, including repaying amounts outstanding under our senior unsecured revolving credit facility, and to fund acquisitions and development of office and parking properties.

Capital Expenditures

We presently have plans to make recurring capital expenditures to our office and parking properties during 2015 of approximately $74.0 million to $78.0 million on a consolidated basis, with approximately $63.0 million to $67.0 million representing our share. During the year ended December 31, 2014, we incurred $51.0 million in recurring capital expenditures on a consolidated basis, with $45.0 million representing our share. These costs include tenant improvements, leasing costs and recurring building improvements. Additionally, we presently have plans to make improvements related to upgrades on consolidated properties acquired in recent years that were anticipated at the time of purchase in 2015 of approximately $124.0 million to $128.0 million on a consolidated basis, with approximately $114.0 million to $118.0 million representing our share. During the year ended December 31, 2014, we incurred $52.9 million related to upgrades on properties acquired in recent years that were anticipated at the time of purchase and major renovations that are nonrecurring in nature to office and parking properties, with $56.9 million representing our share, including unconsolidated joint ventures. All such improvements were financed, or will be financed, with cash flow from the properties, capital expenditure escrow accounts, advances from our senior unsecured revolving credit facility and contributions from joint venture partners.

Dividends

During 2014, we paid $80.6 million in dividends, $76.7 million to our common stockholders and $3.9 million to our common unit holders of our operating partnership. These dividends were funded with cash flow from the properties, proceeds from the sales of properties, proceeds from the issuance of common stock or borrowings on our senior unsecured revolving credit facility. For additional information on our distribution policy, see "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Market Price of and Dividends on the Issuer's Common Equity and Series D Preferred Stock."

Contractual Obligations

We have contractual obligations including mortgage notes payable and lease obligations.  The table below presents total payments due under specified contractual obligations by year through maturity at December 31, 2014 (in thousands):

	Payments Due By Period
Contractual Obligations	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt (includes principal and interest and credit facility)	$30,005	$260,594	$405,525	$310,943	$425,947	$360,094	$1,793,108
Operating leases	158	77	22	—	—	—	257
Ground lease payments	1,370	1,308	1,338	1,339	1,339	93,392	100,086
Purchase obligations (tenant improvements)	15,362	69	—	232	—	—	15,663
Total	$46,895	$262,048	$406,885	$312,514	$427,286	$453,486	$1,909,114

The amounts presented above for long-term debt include principal and interest payments. Long-term debt includes principal and interest payments due for mortgage notes payable, as well as principal and interest payments under our $250.0 million senior unsecured revolving credit facility which matures March 30, 2018, our $250.0 million unsecured term loan which matures March 29, 2019, and our $100 million unsecured term loan which matures March 31, 2021. The amounts presented for purchase obligations represent the remaining tenant improvement allowances and lease inducement costs for leases in place and commitments for building improvements at December 31, 2014.

Critical Accounting Estimates

General.  Our investments are generally made in office and parking properties. Therefore, we are generally subject to risks incidental to the ownership of real estate. Some of these risks include changes in supply or demand for office and parking properties or customers for such properties in an area in which we have buildings; changes in real estate tax rates; and changes in federal income tax, real estate and zoning laws. Our discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements. Our Consolidated Financial Statements include the accounts of Parkway Properties, Inc., our majority owned subsidiaries and joint ventures in which we have a controlling interest. We also consolidate subsidiaries where the entity is a variable interest entity and we are the primary beneficiary. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from our estimates.

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
(2)  Impairment of long-lived assets;
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

When we are the owner of the tenant improvements, the leased space is ready for its intended use when the tenant improvements are substantially completed, at which point revenue recognition begins. In limited instances, when the tenant is the owner of the tenant improvements, straight-line rent is recognized when the tenant takes possession of the unimproved space.

The leases also typically provide for tenant reimbursement of a portion of common area maintenance, real estate taxes and other operating expenses.  Property operating cost recoveries from customers ("expense reimbursements") are recognized as revenue in the period in which the expenses are incurred. The computation of expense reimbursements is dependent on the provisions of individual customer leases.  Most customers make monthly fixed payments of estimated expense reimbursements. We make adjustments, positive or negative, to expense reimbursement income quarterly to adjust the recorded amounts to our best estimate of the final property operating costs based on the most recent annual estimate.  After the end of the calendar year, we compute each customer's final expense reimbursements and issue a bill or credit for the difference between the actual amount and the amounts billed monthly during the year. Differences between actual billed amounts and accrued amounts are considered immaterial.

Management company income represents market-based fees earned from providing management, construction, leasing, brokerage, and acquisition services to unconsolidated joint ventures, related parties, and third parties. Management fee income is computed and recorded monthly in accordance with the terms set forth in the management service agreements. Leasing and brokerage commissions, as well as salary and administrative fees, are recognized pursuant to the terms of the agreements at the time underlying leases are signed, which is the point at which the earnings process is complete and collection of the fees is reasonably assured. Fees relating to the purchase or sale of property are recognized when the earnings process is complete and collection of the fees is reasonably assured, which usually occurs at closing. All fees on Company-owned properties and consolidated joint ventures are eliminated in consolidation. We recognize our share of fees earned from unconsolidated joint ventures in management company income.

We have one high-rise condominium project. Under the provisions of FASB Accounting Standards Codification 360-20, "Property, Plant and Equipment" subsection "Real Estate and Sales," revenue and costs for projects are recognized when all parties are bound by the terms of the contract, all consideration has been exchanged, any permanent financing for which the seller is responsible has been arranged and all conditions precedent to closing have been performed. This results in profit from the sale of condominium units recognized at closing. Revenue is recognized on the contract price of individual units. Total estimated costs are allocated to individual units which have closed on a relative value basis.

Impairment of Long-Lived Assets.  Changes in the supply or demand of customers for our properties could impact our ability to fill available space.  Should a significant amount of available space exist for an extended period, our investment in a particular office building may be impaired. We evaluate our real estate assets and intangible assets upon the occurrence of significant adverse changes to assess whether any impairment indicators are present that affect the recovery of the carrying amount.

We classify certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions to close in the next twelve months. We consider an office and parking property as held for sale once we have executed a contract for sale, allowed the buyer to complete its due diligence review and received a substantial non-refundable deposit. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer's obligation to perform have been satisfied, we do not consider a sale to be probable. When we identify an asset as held for sale, we estimate the net realizable value of such asset and discontinue recording depreciation on the asset. We record assets held for sale at the lower of carrying amount or fair value less cost to sell. If the fair value of the asset net of estimated selling costs is less than the carrying amount, we record an impairment loss. With respect to assets classified as held and used, we recognize an impairment loss if the carrying amount is not recoverable and exceeds the sum of undiscounted future cash flows expected to result from the use and eventual disposition of the asset. Upon impairment, we recognize an impairment loss to reduce the carrying value of the real estate asset to the estimate of its fair value. The cash flow and fair value estimates are based on assumptions about employing the asset for its remaining useful life. Factors considered in projecting future cash flows include, but are not limited to: existing leases, future leasing and terminations, market rental rates, capital improvements, tenant improvements, leasing commissions, inflation, discount rates, capitalization rates, and other known variables.

Depreciable Lives Applied to Real Estate and Improvements to Real Estate.  Depreciation of buildings and parking garages is computed using the straight-line method over an estimated useful life of 40 years. Depreciation of building improvements is computed using the straight-line method over the estimated useful life of the improvement.  If our estimate of useful lives proves to be incorrect, the depreciation expense recognized would also be incorrect. Therefore, a change in the estimated useful lives assigned to buildings and improvements would result in either an increase or decrease in depreciation expense prospectively, which would result in a decrease or increase in earnings.

Initial Recognition, Measurement and Allocation of the Cost of Real Estate Acquired.  We account for our acquisitions of real estate by allocating the fair value of real estate to acquired tangible assets, consisting of land, building, garage, building improvements and tenant improvements, identified intangible assets and liabilities, which consist of the value of above and below market leases, lease costs, the value of in-place leases, and any value attributable to above or below market debt assumed with the acquisition.

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

Recent Accounting Pronouncements

Effective January 1, 2014, we adopted guidance issued by FASB ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This update amends the criteria for reporting discontinued operations to, among other things, raise the threshold for disposals to qualify as discontinued operations, and only disposals that represent a strategic shift in operations that is material will be presented as discontinued operations. This update is effective for interim and annual reporting periods, beginning after December 15, 2014, with early adoption permitted. We present 2014 property sales and will present future property sales, to the extent they do not represent a strategic shift in operations, in the continuing operations section of the consolidated statements of operations and comprehensive income (loss) with the exception of those properties previously included as held for sale at December 31, 2013. Our 2014 sales of the Woodbranch Building and Mesa Corporate Center are included in discontinued operations for the year ended December 31, 2014 as these properties were previously classified as held for sale at December 31, 2013. Our 2014 sales of the Schlumberger Building and 525 North Tryon are included in the continuing operations section of the consolidated statements of operations and comprehensive income (loss) as they were not previously classified as held for sale as of December 31, 2013 and do not qualify for inclusion in discontinued operations as they do not represent a strategic shift in our operations.

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

In January 2015, the FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items", (“ASU 2015-01”). ASU 2015-01 eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 will be effective for our fiscal year beginning January 1, 2016 and subsequent interim periods. The adoption of ASU 2015-015 is not expected to have a material effect on our consolidated financial statements.

In February 2015, the FASB issued new consolidation guidance which makes changes to both the variable interest model and the voting model.  The new standard specifically eliminates the presumption in the current voting model that a general partner controls a limited partnership or similar entity unless that presumption can be overcome.  Generally, only a single limited partner that is able to exercise substantive kick-out rights will consolidate.  The new standard will be effective for us beginning on January 1, 2016 and early adoption is permitted, including adoption in an interim period.  The new standard must be applied using a modified retrospective approach by recording either a cumulative-effect adjustment to equity as of the beginning of the period of adoption or retrospectively to each period presented.  We are currently evaluating the impact of adopting the new standard on our consolidated financial statements.

Funds From Operations ("FFO")

Management believes that FFO is an appropriate measure of performance for equity REITs and computes this measure in accordance with the NAREIT definition of FFO (including any guidance that NAREIT releases with respect to the definition). Funds from operations is defined by NAREIT as net income (computed in accordance with GAAP), reduced by preferred dividends, excluding gains or losses from sale of previously depreciable real estate assets, impairment charges related to depreciable real estate and extraordinary items under GAAP, plus depreciation and amortization, and after adjustments to derive our pro rata share of FFO of consolidated and unconsolidated joint ventures.  Further, we do not adjust FFO to eliminate the effects of non-recurring charges. We believe that FFO is a meaningful supplemental measure of our operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses. However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. We believe that the use of FFO, combined with the required GAAP presentations, has been beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of operating results among such companies more meaningful. FFO as reported by us may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition. FFO does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States and is not an indication of cash available to fund cash needs. FFO should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity. FFO measures 100% of the operating performance of Parkway Properties LP's real estate properties in which Parkway Properties, Inc. owns an interest.

The following table presents a reconciliation of our net income (loss) to FFO for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended
	December 31,
	2014	2013
Net income (loss) for Parkway Properties, Inc.	$42,943	$(19,650)
Adjustments to derive funds from operations:
Depreciation and amortization	179,797	97,888
Noncontrolling interest - unit holders	2,089	(291)
Impairment loss on depreciable real estate	11,700	10,200
Gain on sale of real estate and in-substance real estate	(82,150)	—
Gain on sale of real estate - discontinued operations	(10,463)	(18,209)
Funds from operations before preferred dividends and dividends on preferred stock redemption	143,916	69,938
Preferred dividends	—	(3,433)
Dividends on preferred stock redemption	—	(6,604)
Funds from operations	$143,916	$59,901

The following table presents a reconciliation of funds from operations to recurring funds from operations for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended
	December 31,
	2014	2013
Funds from operations	$143,916	$59,901
Adjustments to derive recurring funds from operations:
Non-recurring lease termination fee income	(1,443)	(1,211)
Loss on extinguishment of debt	2,405	1,216
Acquisition costs	3,463	13,122
Impairment loss on management contracts, net of tax	2,905	—
Non-cash adjustment for interest rate swap	(19)	(630)
Dividends on preferred stock redemption	—	6,604
Realignment expenses	6,016	4,945
Recurring funds from operations	$157,243	$83,947

EBITDA

We believe that using EBITDA as a non-GAAP financial measure helps investors and our management analyze our ability to service debt and pay cash distributions. However, the material limitations associated with using EBITDA as a non-GAAP financial measure compared to cash flows provided by operating, investing and financing activities are that EBITDA does not reflect our historical cash expenditures or future cash requirements for working capital, capital expenditures or the cash required to make interest and principal payments on our outstanding debt. Although EBITDA has limitations as an analytical tool, we compensate for the limitations by only using EBITDA to supplement GAAP financial measures. Additionally, we believe that investors should consider EBITDA in conjunction with net income and the other required GAAP measures of our performance and liquidity to improve their understanding of our operating results and liquidity. EBITDA measures 100% of the operating performance of Parkway Properties LP's real estate properties in which Parkway Properties, Inc. owns an interest.

We view EBITDA primarily as a liquidity measure and, as such, the GAAP financial measure most directly comparable to it is cash flows provided by operating activities. Because EBITDA is not a measure of financial performance calculated in accordance with GAAP, it should not be considered in isolation or as a substitute for operating income, net income, or cash flows provided by operating, investing and financing activities prepared in accordance with GAAP.  The following table reconciles cash flows provided by operating activities to EBITDA for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended
	December 31,
	2014	2013
Cash flows provided by operating activities	$53,004	$65,086
Amortization of (above) below market leases	13,690	(2,243)
Interest expense	69,643	43,157
Loss on extinguishment of debt	2,405	—
Loss on extinguishment of debt – discontinued operations	—	2,149
Amortization of financing costs	2,845	2,465
Amortization of debt premium, net	(6,374)	—
Non-cash adjustment for interest rate swaps	(19)	—
Acquisition costs - (Parkway's share)	3,463	13,122
Tax expense	4,902	555
Change in deferred leasing costs	16,742	16,117
Change in condominium units	(10,582)	—
Change in receivables and other assets	65,846	25,739
Change in accounts payable and other liabilities	17,310	(10,381)
Noncontrolling interest - unit holders	2,089	(291)
Adjustments for noncontrolling interests and unconsolidated joint ventures	(5,337)	(33,051)
EBITDA	$229,627	$122,424

The reconciliation of net income (loss) for Parkway Properties, Inc. to EBITDA and the computation of our proportionate share of the interest and fixed charge coverage ratios, as well as the net debt to EBITDA multiple is as follows for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014	2013
Net income (loss) for Parkway Properties, Inc.	$42,943	$(19,650)
Adjustments to net income (loss) for Parkway Properties, Inc.:
Interest expense	69,643	43,157
Loss on extinguishment of debt	2,405	—
Loss on extinguishment of debt - discontinued operations	—	2,149
Amortization of financing costs	2,845	2,465
Amortization of debt premium,net	(6,374)	—
Non-cash adjustment for interest rate swaps	(19)	—
Acquisition costs (Parkway's share)	3,463	13,122
Depreciation and amortization	183,071	122,591
Amortization of share-based compensation	7,417	5,730
Gain on sale of real estate (Parkway's share)	(92,613)	(18,209)
Impairment loss on real estate	11,700	10,200
Impairment loss on management contracts	2,905	—
Tax expense (benefit)	1,983	(1,405)
Noncontrolling interest - unit holders	2,089	(291)
EBITDA adjustments - noncontrolling interest in real estate partnerships and unconsolidated joint ventures	(1,831)	(37,435)
EBITDA (1)	$229,627	$122,424
Interest coverage ratio:
EBITDA	$229,627	$122,424
Interest expense:
Interest expense	$69,643	$43,157
Interest expense - noncontrolling interest in real estate partnerships and unconsolidated joint ventures	(6,057)	(11,190)
Total interest expense	$63,586	$31,967
Interest coverage ratio	3.6	3.8
Fixed charge coverage ratio:
EBITDA	$229,627	$122,424
Fixed charges:
Interest expense	$63,586	$31,967
Preferred dividends	—	3,433
Principal payments	10,001	6,763
Total fixed charges	$73,587	$42,163
Fixed charge coverage ratio	3.1	2.9
Net Debt to EBITDA multiple:
Annualized EBITDA (2)	$251,878	$202,994
Parkway's share of total debt:
Mortgage notes payable	$1,339,450	$1,097,493
Notes payable to banks	481,500	303,000
Adjustments for noncontrolling interest in real estate partnerships and unconsolidated joint ventures	(214,590)	4,802
Parkway's share of total debt	1,606,360	1,405,295
Less: Parkway's share of cash	(82,353)	(39,354)
Parkway's share of net debt	$1,524,007	$1,365,941
Net Debt to EBITDA multiple	6.1	6.7

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

At December 31, 2014, total outstanding debt was $1.8 billion of which $132.0 million or 7.3% was variable rate debt. If market rates of interest on the variable rate debt fluctuate by 10% (or approximately 20 basis points), the change in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $200,000 annually.

ITEM 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS
PARKWAY PROPERTIES, INC.

We have audited the accompanying consolidated balance sheets of Parkway Properties, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2014. Our audit also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company changed its reporting of discontinued operations as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” effective January 1, 2014.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 25, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
February 25, 2015

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2014	December 31, 2013
Assets
Real estate related investments:
Office and parking properties	$3,333,900	$2,548,036
Accumulated depreciation	(309,629)	(231,241)
Total real estate related investments, net	3,024,271	2,316,795

Condominium units	9,318	19,900
Mortgage loan receivable	3,417	3,502
Investment in unconsolidated joint ventures	55,550	151,162
Cash and cash equivalents	116,241	58,678
Receivables and other assets	285,217	178,684
Intangible assets, net	185,488	166,756
Assets held for sale	24,079	16,260
Management contract intangibles, net	1,133	13,764
Total assets	$3,704,714	$2,925,501

Liabilities
Notes payable to banks	$481,500	$303,000
Mortgage notes payable	1,339,450	1,097,493
Accounts payable and other liabilities	202,413	188,921
Liabilities related to assets held for sale	2,035	566
Total liabilities	2,025,398	1,589,980

Equity
Parkway Properties, Inc. stockholders' equity
Common stock, $.001 par value, 215,500,000 authorized and 111,127,386 and 87,222,221 shares issued and outstanding in 2014 and 2013, respectively	111	87
Limited voting stock $.001 par value, 4,500,000 authorized and 4,213,104 shares issued and outstanding	4	4
Additional paid-in capital	1,842,581	1,428,026
Accumulated other comprehensive loss	(6,166)	(2,179)
Accumulated deficit	(443,757)	(409,338)
Total Parkway Properties, Inc. stockholders' equity	1,392,773	1,016,600
Noncontrolling interests	286,543	318,921
Total equity	1,679,316	1,335,521
Total liabilities and equity	$3,704,714	$2,925,501

See notes to consolidated financial statements

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues
Income from office and parking properties	$418,007	$273,434	$190,718
Management company income	22,140	18,145	19,778
Sale of condominium units	16,554	—	—
Total revenues	456,701	291,579	210,496
Expenses
Property operating expenses	168,071	108,867	76,835
Management company expenses	20,280	19,399	17,237
Cost of sales - condominium units	13,199	15	—
Depreciation and amortization	182,955	118,031	74,626
Impairment loss on real estate	11,700	—	5,700
Impairment loss on management contracts and goodwill	4,750	—	41,967
Change in fair value of contingent consideration	—	—	216
General and administrative	32,660	25,653	16,420
Acquisition costs	3,463	13,126	2,791
Total expenses	437,078	285,091	235,792
Operating income (loss)	19,623	6,488	(25,296)
Other income and expenses
Interest and other income	1,452	2,236	272
Equity in earnings (losses) of unconsolidated joint ventures	(967)	178	—
Gain on sale of in-substance real estate	6,289	—	—
Gain on sale of real estate	76,378	—	48
Recovery of loss on mortgage loan receivable	—	—	500
Loss on extinguishment of debt	(2,405)	—	—
Interest expense	(66,095)	(45,622)	(34,352)
Income (loss) before income taxes	34,275	(36,720)	(58,828)
Income tax benefit (expense)	(139)	1,405	(261)
Income (loss) from continuing operations	34,136	(35,315)	(59,089)
Discontinued operations:
Income (loss) from discontinued operations	(391)	(9,215)	3,170
Gain on sale of real estate from discontinued operations	10,463	32,493	12,938
Total discontinued operations	10,072	23,278	16,108
Net income (loss)	44,208	(12,037)	(42,981)
Net (income) loss attributable to noncontrolling interests-unit holders	(2,089)	291	269
Net (income) loss attributable to noncontrolling interests-real estate partnerships	824	(7,904)	3,317
Net income (loss) for Parkway Properties, Inc.	42,943	(19,650)	(39,395)
Dividends on preferred stock	—	(3,433)	(10,843)
Dividends on convertible preferred stock	—	—	(1,011)
Dividends on preferred stock redemption	—	(6,604)	—
Net income (loss) attributable to common stockholders	$42,943	$(29,687)	$(51,249)
Net income (loss)	44,208	(12,037)	(42,981)
Other comprehensive income (loss)	(3,758)	9,779	(3,364)
Comprehensive income (loss)	40,450	(2,258)	(46,345)
Comprehensive (income) loss attributable to noncontrolling interests	(1,494)	(15,146)	5,865
Comprehensive income (loss) attributable to common stockholders	$38,956	$(17,404)	$(40,480)

Net income (loss) per common share attributable to Parkway Properties, Inc.:
Basic:
Income (loss) from continuing operations attributable to Parkway Properties, Inc.	$0.33	$(0.60)	$(1.98)
Discontinued operations	0.09	0.15	0.36
Basic net income (loss) attributable to Parkway Properties, Inc.	$0.42	$(0.45)	$(1.62)
Diluted:
Income (loss) from continuing operations attributable to Parkway Properties, Inc.	$0.33	$(0.60)	$(1.98)
Discontinued operations	0.09	0.15	0.36
Diluted net income (loss) attributable to Parkway Properties, Inc.	$0.42	$(0.45)	$(1.62)
Weighted average shares outstanding:
Basic	101,913	66,336	31,542
Diluted	107,319	66,336	31,542
Amounts attributable to Parkway Properties, Inc. common stockholders:
Income (loss) from continuing operations attributable to Parkway Properties, Inc.	$33,223	$(39,522)	$(62,537)
Discontinued operations	9,720	9,835	11,288
Net income (loss) attributable to common stockholders	$42,943	$(29,687)	$(51,249)

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share data)

	Parkway Properties, Inc. Stockholders
	Preferred Stock	Common Stock	Common Stock Held in Trust and Limited Voting Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	$128,942	$22	$(220)	$517,309	$(3,340)	$(271,104)	$258,428	$630,037
Net loss	—	—	—	—	—	(39,395)	(3,586)	(42,981)
Other comprehensive loss	—	—	—	—	(1,085)	—	(2,279)	(3,364)
Common dividends declared - $0.375 per share	—	—	—	—	—	(14,570)	—	(14,570)
Preferred dividends declared - $2.00 per share	—	—	—	—	—	(10,843)	—	(10,843)
Convertible preferred dividends declared - $0.075 per share	—	—	—	—	—	(1,011)	—	(1,011)
Share-based compensation	—	—	—	432	—	—	—	432
26,047 shares issued in lieu of Directors' fees	—	—	—	263	—	—	—	263
Issuance of 18,399 shares issued pursuant to TPG Management Services Agreement	—	—	—	225	—	—	—	225
Issuance of 18,951,700 shares of common stock	—	19	—	229,824	—	—	—	229,843
Conversion of 13,484,444 convertible preferred shares to common stock	—	13	—	141,160	—	—	—	141,173
12,169 shares withheld to satisfy withholding obligation in connection with the vesting of restricted stock	—	—	—	(173)	—	—	—	(173)
Contribution of 3,721 shares of common stock to deferred compensation plan	—	—	(38)	—	—	—	—	(38)
Distribution of 12,089 shares of common stock from deferred compensation plan	—	—	258	—	—	—	—	258
Issuance of 1.8 million operating partnership units	—	—	—	—	—	—	18,216	18,216
Issuance of 1.8 million shares of common stock upon redemption of operating partnership units	—	2	—	18,214	—	(890)	(17,326)	—
Contribution of capital by noncontrolling interests	—	—	—	—	—	—	17,447	17,447
Distribution of capital to noncontrolling interests	—	—	—	—	—	—	(729)	(729)
Sale of noncontrolling interest in Parkway Properties Office Fund, L.P.	—	—	—	—	—	—	(8,179)	(8,179)
Balance at December 31, 2012	128,942	56	—	907,254	(4,425)	(337,813)	261,992	956,006
Net income (loss)	—	—	—	—	—	(19,650)	7,613	(12,037)
Other comprehensive income	—	—	—	—	2,246	—	7,533	9,779
Common dividends declared - $0.6375 per share	—	—	—	—	—	(41,838)	(169)	(42,007)
Preferred dividends declared - $0.63 per share	—	—	—	—	—	(3,433)	—	(3,433)
Dividends on preferred stock redemption	—	—	—	—	—	(6,604)	—	(6,604)
Share-based compensation	—	—	—	5,725	—	—	—	5,725
Series D Preferred Stock redemption	(128,942)	—	—	—	—	—	—	(128,942)
Issuance of 11,432 shares to Directors	—	—	—	220	—	—	—	220
Issuance of 31,049,976 shares of common stock	—	31	—	540,468	—	—	—	540,499
Issuance of 26,098 shares pursuant to TPG Management Services Agreement	—	—	—	450	—	—	—	450
Buyback of 3,365 shares to satisfy tax withholding obligation in connection with the vesting of restricted stock	—	—	—	(49)	—	—	—	(49)
Issuance of 5,351,461 operating partnership units	—	—	—	—	—	—	96,409	96,409
Issuance of 238,357 shares of common stock upon redemption of operating partnership units	—	—	—	4,302	—	—	(4,302)	—
Issuance of 4,451,461 shares of limited voting stock	—	—	4	—	—	—	—	4
Noncontrolling interest attributable to Thomas Properties Group, Inc. Merger	—	—	—	—	—	—	34,230	34,230
Distribution of capital to noncontrolling interests	—	—	—	—	—	—	(29,267)	(29,267)
Purchase of noncontrolling interest's share of office and parking properties owned by Parkway Properties Office Fund II, L.P.	—	—	—	(30,344)	—	—	(55,118)	(85,462)

	Parkway Properties, Inc. Stockholders
	Preferred Stock	Common Stock	Common Stock Held in Trust and Limited Voting Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$—	$87	$4	$1,428,026	$(2,179)	$(409,338)	$318,921	$1,335,521
Net income	—	—	—	—	—	42,943	1,265	44,208
Other comprehensive income (loss)	—	—	—	—	(3,987)	—	229	(3,758)
Common dividends declared - $0.75 per share	—	—	—	—	—	(77,362)	(3,900)	(81,262)
Share-based compensation	—	—	—	6,733	—	—	—	6,733
Issuance of 16,481 shares to Directors	—	—	—	309	—	—	—	309
Issuance of 23,716,900 shares of common stock	—	24	—	417,660	—	—	—	417,684
Issuance of 19,122 shares pursuant to TPG Management Services Agreement	—	—	—	375	—	—	—	375
Issuance of 85,649 operating partnership units	—	—	—	—	—	—	1,546	1,546
Exercise of Madison Put Option related to merger with Thomas Properties Group, Inc.	—	—	—	(10,522)	—	—	(31,017)	(41,539)
Contribution of capital by noncontrolling interests	—	—	—	—	—	—	4,175	4,175
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,713)	(2,713)
Purchase of noncontrolling interest's share of office and parking properties owned by Parkway Properties Office Fund II, L.P.	—	—	—	—	—	—	(1,963)	(1,963)
Balance at December 31, 2014	$—	$111	$4	$1,842,581	$(6,166)	$(443,757)	$286,543	$1,679,316

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net income (loss)	$44,208	$(12,037)	$(42,981)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	182,955	118,031	74,626
Depreciation and amortization-discontinued operations	116	4,560	7,843
Net amortization of above (below) market leases	(13,690)	2,210	5,015
Net amortization of above (below) market leases-discontinued operations	—	33	84
Amortization of financing costs	2,845	2,448	1,967
Amortization of financing costs-discontinued operations	—	17	96
Amortization of debt premium, net	(6,374)	—	—
Non-cash adjustment for interest rate swaps	(19)	—	—
Share-based compensation expense	7,417	5,730	432
Deferred income tax benefit	(4,763)	(1,960)	(1,030)
Gain on sale of in-substance real estate	(6,289)	—	—
Gain on sale of real estate	(76,378)	—	(548)
Gain on sale of real estate-discontinued operations	(10,463)	(32,493)	(12,938)
Non-cash impairment loss on real estate	11,700	—	5,700
Non-cash impairment loss on real estate-discontinued operations	—	10,200	3,500
Non-cash impairment loss on management contracts and goodwill	4,750	—	41,967
Equity in (earnings) losses of unconsolidated joint ventures	967	(178)	—
Equity in losses of unconsolidated joint ventures-discontinued operations	—	—	19
Distributions of income from unconsolidated joint ventures	5,338	—	—
Change in fair value of contingent consideration	—	—	216
Increase in deferred leasing costs	(16,742)	(16,117)	(11,885)
Changes in operating assets and liabilities:
Change in condominium units	10,582	—	—
Change in receivables and other assets	(65,846)	(25,739)	(1,854)
Change in accounts payable and other liabilities	(17,310)	10,381	(8,656)
Cash provided by operating activities	53,004	65,086	61,573
Investing activities
Issuance of mortgage loan receivable	—	(3,523)	—
Proceeds from mortgage loan receivable	85	21	2,000
Distributions of capital from unconsolidated joint ventures	251	29,405	120
Investment in unconsolidated joint ventures	(3,505)	(86,685)	—
Investment in real estate	(750,004)	(187,442)	(692,911)
Acquisition of TPGI, net of cash received	—	(54,031)	—
Proceeds from sale of in-substance real estate	24,923	—	—
Proceeds from sale of real estate	382,912	191,485	127,867
Real estate development	(14,282)	(745)	—
Improvements to real estate	(52,569)	(35,373)	(25,621)
Cash used in investing activities	(412,189)	(146,888)	(588,545)
Financing activities
Principal payments on mortgage notes payable	(53,402)	(73,385)	(24,623)
Proceeds from mortgage notes payable	481	178,000	73,500
Proceeds from bank borrowings	398,590	542,234	482,266
Payments on bank borrowings	(220,090)	(501,234)	(352,588)
Debt financing costs	(3,893)	(2,749)	(3,552)
Purchase of Company stock	—	(49)	(172)
Dividends paid on common stock	(76,734)	(41,818)	(14,591)
Dividends paid on common units of operating partnership	(3,848)	—	—
Dividends paid on convertible preferred stock	—	—	(1,011)
Dividends paid on preferred stock	—	(3,433)	(13,553)
Acquisition of noncontrolling interests	(43,502)	—	—
Contributions from noncontrolling interest partners	4,175	—	17,447
Distributions to noncontrolling interest partners	(2,713)	(113,178)	(729)
Redemption of preferred stock	—	(135,532)	—
Proceeds from stock offerings, net of offering costs	417,684	209,768	371,251
Cash provided by financing activities	416,748	58,624	533,645
Change in cash and cash equivalents	57,563	(23,178)	6,673
Cash and cash equivalents at beginning of year	58,678	81,856	75,183
Cash and cash equivalents at end of year	$116,241	$58,678	$81,856

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)

Supplemental Cash Flow Information and Schedule of Non-Cash Investing and Financing Activity

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Supplemental cash flow information:
Interest paid, net of amount capitalized	$71,339	$43,334	$36,378
Cash paid for income taxes	4,792	56	1,275
Supplemental schedule of non-cash investing and financing activity:
Acquisitions of One Congress Plaza and San Jacinto Center	311,400	—	—
Acquisition of One Orlando Centre	54,000	—	—
Assets acquired in TPGI merger	—	1,202,732	—
Liabilities assumed in TPGI merger	—	122,282	—
Noncontrolling interests acquired in TPGI merger	—	34,230	—
Shares issued in TPGI merger	—	331,260	—
Issuance of limited voting stock in TPGI merger	—	4	—
Acquisition of Lincoln Place	—	68,430	—
Issuance of operating partnership units	1,546	96,409	18,216
Transfer of assets classified as held for sale	24,079	16,260	—
Mortgage notes payable transferred to purchaser	—	—	254,095
Restricted shares and deferred incentive share units issued (forfeited)	—	—	1,105
Mortgage loans assumed in purchases	301,251	727,451	58,694
Operating partnership units converted to common stock	—	4,302	18,216

PARKWAY PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 1 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Parkway Properties, Inc. (the “Company") is a fully integrated, self-administered and self-managed real estate investment trust ("REIT") specializing in the acquisition, ownership and management of quality office and parking properties in high-growth submarkets in the Sunbelt region of the United States.  At January 1, 2015, the Company owned or had an interest in a portfolio of 51 office and parking properties located in eight states with an aggregate of approximately 17.2 million square feet (unaudited) of leasable space. The Company offers fee-based real estate services through its wholly owned subsidiaries, which in total managed and/or leased approximately 6.0 million square feet (unaudited) for third-party property owners at January 1, 2015.  Unless otherwise indicated, all references to square feet represent net rentable area.

The Company is the sole general partner of Parkway Properties LP, (the "Operating Partnership" or "Parkway LP") and as of December 31, 2014, owned a 95.5% interest in the Operating Partnership. The remaining 4.5% interest consists of common units of limited partnership interest issued by the Operating Partnership to limited partners in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

The accompanying financial statements are prepared following U.S. generally accepted accounting principles ("GAAP") and the requirements of the Securities and Exchange Commission (the "SEC").

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and joint ventures in which the Company has a controlling interest. The other partners' equity interests in the consolidated joint ventures are reflected as noncontrolling interests in the consolidated financial statements. The Company also consolidates subsidiaries where the entity is a variable interest entity ("VIE") and it is the primary beneficiary and has the power to direct the activities of the VIE and has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. At December 31, 2014 and 2013, the Company did not have any VIEs that required consolidation. All significant intercompany transactions and accounts have been eliminated in the accompanying financial statements.

The Company consolidates certain joint ventures where it exercises control over major operating and management decisions, or where the Company is the sole general partner and the limited partners do not possess kick-out rights or other substantive participating rights. The equity method of accounting is used for those joint ventures that do not meet the criteria for consolidation and where the Company does not control these joint ventures, but exercises significant influence. The cost method of accounting is used for investments in which the Company does not have significant influence. The investments are reviewed for impairment when indicators of impairment exist.

Business

The Company's operations are exclusively in the real estate industry, principally the operation, leasing, acquisition, development and ownership of office buildings.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although the Company believes the assumptions and estimates made are reasonable and appropriate, as discussed in the applicable sections throughout these consolidated financial statements, different assumptions and estimates could materially impact reported results. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions; therefore, changes in market conditions could impact the Company's future operating results. The Company's most significant estimates relate to impairments on real estate and other assets and purchase price allocations.

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

Balances of major classes of depreciable assets (in thousands) and their respective estimated useful lives are:

		December 31,
Asset Category	Estimated Useful Life	2014	2013
Land	Non-depreciable	$412,578	$278,780
Buildings and garages	40 years	2,535,757	1,973,668
Building improvements	7 to 40 years	52,715	78,450
Tenant improvements	Lesser of useful life or term of lease	332,850	217,138
		$3,333,900	$2,548,036

Depreciation expense, excluding amounts recorded in discontinued operations, related to these assets of $102.2 million, $69.0 million, and $45.3 million was recognized in 2014, 2013 and 2012, respectively.

The Company evaluates its real estate assets upon occurrence of significant adverse changes in its operations to assess whether any impairment indicators are present that affect the recovery of the carrying amount. The carrying amount includes the net book value of tangible and intangible assets and liabilities. Real estate assets are classified as held for sale or held and used. The Company classifies certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions to close in the next twelve months. The Company considers an office and parking property as held for sale once it has executed a contract for sale, allowed the buyer to complete its due diligence review and received a substantial non-refundable deposit. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer's obligation to perform have been satisfied, the Company does not consider a sale to be probable. When the Company identifies an asset as held for sale, it estimates the net realizable value of such asset and discontinues recording depreciation on the asset. The Company records assets held for sale at the lower of carrying amount or fair value less cost to sell. If the fair value of the asset net of estimated selling costs is less than the carrying amount, the Company records an impairment loss. With respect to assets classified as held and used, the Company recognizes an impairment loss if the carrying amount is not recoverable and exceeds the sum of undiscounted future cash flows expected to result from the use and eventual disposition of the asset. Upon impairment, the Company recognizes an impairment loss to reduce the carrying value of the real estate asset to the estimate of its fair value. The cash flow and fair value estimates are based on assumptions about employing the asset for its remaining useful life. Factors considered in projecting future cash flows include, but are not limited to: existing leases, future leasing and terminations, market rental rates, capital improvements, tenant improvements, leasing commissions, inflation, discount rates, capitalization rates, and other known variables. This market information is considered a Level 3 input as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 820, "Fair Value Measurements and Disclosures," ("ASC 820").

The Company recognizes gains on sales of real estate at times and in amounts determined in accordance with the accounting guidance for sales of real estate. The guidance takes into account the terms of the transaction and any continuing involvement, including in the form of management, leasing of space or financial assistance associated with the properties. If the sales criteria for the full accrual method are not met, then the Company defers gain recognition and accounts for the transaction by applying the deposit, finance, installment or cost recovery methods, as appropriate.

During the year ended December 31, 2014, the Company recognized an impairment loss on real estate of $11.7 million in connection with Raymond James Tower in Memphis, Tennessee. During the year ended December 31, 2013, the Company recognized an impairment loss on real estate of $10.2 million in connection with Waterstone and Meridian in Atlanta, Georgia and Mesa Corporate Center in Phoenix, Arizona. During the year ended December 31, 2012, the Company recognized an impairment loss on real estate of $9.2 million in connection with two assets in Jackson, Mississippi and Columbia, South Carolina.

At December 31, 2014, the Company classified Raymond James Tower in Memphis, Tennessee and Honeywell in Houston, Texas as assets held for sale. At December 31, 2013, the Company classified Mesa Corporate Center in Phoenix, Arizona and the Woodbranch Building in Houston, Texas as held for sale.

Condominium Units

    The Company also consolidates its Murano residential condominium project which it controls. The Company's unaffiliated partner's interest is reflected on its consolidated balance sheets under the "Noncontrolling Interests" caption. The Company's partner has a stated ownership interest of 27%. Net proceeds from the project will be distributed, to the extent available, based on an order of preferences described in the partnership agreement. The Company may receive distributions, if any, in excess of its stated 73% ownership interest if certain return thresholds are met.

Purchase Price Allocation

The Company allocates the purchase price of real estate to tangible and intangible assets and liabilities based on fair values. Tangible assets consist of land, building, garage, building improvements and tenant improvements. Intangible assets and liabilities consist of the value of above and below market leases, lease costs, the value of in-place leases, and any value attributable to above or below market debt assumed with the acquisition.

The Company may engage independent third-party appraisers to perform the valuations used to determine the fair value of these identifiable tangible and intangible assets. These valuations and appraisals use commonly employed valuation techniques, such as discounted cash flow analyses. Factors considered in these analyses include an estimate of costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. The Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods depending on specific local market conditions and depending on the type of property acquired. Additionally, the Company estimates costs to execute similar leases including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

The fair value of above or below market in-place lease values is the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and the estimated current market lease rate expected over the remaining non-cancelable life of the lease. The capitalized above market lease values are amortized as a reduction of rental income over the remaining term of the respective leases. The capitalized below market lease values are amortized as an increase to rental income over the remaining term of the respective leases. Total amortization for above and below market leases, excluding amounts classified as discontinued operations, was a net increase (reduction) of rental income of $13.7 million, $(2.2) million and $(5.0) million for the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, the remaining amortization of net (above) and below market leases is projected as a net increase (decrease) to rental income as follows (in thousands):

Amount
2015	$14,343
2016	4,448
2017	3,052
2018	1,845
2019	2,844
Thereafter	(6,456)
Total	$20,076

The fair value of in-place leases is the present value associated with re-leasing the in-place lease as if the property was vacant. Factors to be considered include estimates of costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating costs, the Company includes estimates of lost rentals at market rates during the expected lease-up periods. The value of at market in-place leases is amortized as a lease cost amortization expense over the expected life of the lease. Total amortization expense for the value of in-place leases, excluding amounts classified as discontinued operations, was $51.8 million, $26.9 million, and $15.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, the remaining amortization expense for the value of in-place leases is projected as follows (in thousands):

Amount
2015	$42,602
2016	26,390
2017	18,097
2018	11,880
2019	9,006
Thereafter	21,254
Total	$129,229

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

The Company calculates the fair value of mortgage notes payable by discounting the remaining contractual cash flows on each instrument at the current market rate for these borrowings.

Capitalization of Costs

Costs related to planning, developing, leasing and constructing a property, including costs of development personnel working directly on projects under development, are capitalized. In addition, the Company capitalizes interest to qualifying assets under development based on average accumulated expenditures outstanding during the period. In capitalizing interest to qualifying assets, the Company first uses the interest incurred on specific project debt, if any, and next uses the Company's weighted average interest rate for non-project specific debt. The Company also capitalizes certain costs of leasing personnel in connection with the completion of leasing arrangements.

Net Income (Loss) Per Common Share

Basic earnings per share ("EPS") is computed by dividing income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the year. In arriving at net income (loss) attributable to common stockholders, preferred stock dividends are deducted. Diluted EPS reflects the potential dilution that could occur if share equivalents such as employee stock options, restricted shares and deferred incentive share units were exercised or converted into common stock that then shared in the earnings of the Company.

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

Restricted Cash

Restricted cash, which is included in receivables and other assets, primarily consists of security deposits held on behalf of the Company's tenants as well as capital improvements and real estate tax escrows required under certain loan agreements. There are restrictions on the Company's ability to withdraw these funds other than for their specified usage.

Noncontrolling Interest

A noncontrolling interest in a subsidiary is in most cases an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company's equity. In addition, consolidated net income is required to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and the amount of consolidated net income attributable to the parent and the noncontrolling interest are required to be disclosed on the face of the consolidated statements of operations and comprehensive income.

Revenue Recognition

Revenue from real estate rentals is recognized on a straight-line basis over the terms of the respective leases. The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as straight-line rent receivable on the accompanying balance sheets. The straight-line rent adjustment increased revenue by $21.0 million, $14.6 million and $14.9 million in 2014, 2013, and 2012, respectively.

When the Company is the owner of the tenant improvements, the leased space is ready for its intended use when the tenant improvements are substantially completed, at which point revenue recognition begins. In limited instances, when the tenant is the owner of the customer improvements, straight-line rent is recognized when the tenant takes possession of the unimproved space.

The leases also typically provide for tenant reimbursement of a portion of common area maintenance, real estate taxes and other operating expenses.  Property operating cost recoveries from customers ("expense reimbursements") are recognized as revenue in the period in which the expenses are incurred. The computation of expense reimbursements is dependent on the provisions of individual customer leases. Most customers make monthly fixed payments of estimated expense reimbursements. The Company makes adjustments, positive or negative, to expense reimbursement income quarterly to adjust the recorded amounts to the Company's best estimate of the final property operating costs based on the most recent annual estimate. After the end of the calendar year, the Company computes each customer's final expense reimbursements and issues a bill or credit for the difference between the actual amount and the amounts billed monthly during the year. Differences between actual billed amounts and accrued amounts are considered immaterial.

Management company income represents market-based fees earned from providing management, construction, leasing, brokerage and acquisition services to unconsolidated joint ventures, related parties, and third parties. Management fee income is computed and recorded monthly in accordance with the terms set forth in the management service agreements. Leasing and brokerage commissions, as well as salary and administrative fees, are recognized pursuant to the terms of the agreements at the time underlying leases are signed, which is the point at which the earnings process is complete and collection of the fees is reasonably assured. Fees relating to the purchase or sale of property are recognized when the earnings process is complete and collection of the fees is reasonably assured, which usually occurs at closing. All fees on Company-owned properties and consolidated joint ventures are eliminated in consolidation. The Company recognizes its share of fees earned from unconsolidated joint ventures in management company income.

The Company has one high-rise condominium project. Under the provisions of FASB ASC 360-20, "Property, Plant and Equipment" subsection "Real Estate and Sales," revenue and costs for projects are recognized when all parties are bound by the terms of the contract, all consideration has been exchanged, any permanent financing for which the seller is responsible has been arranged and all conditions precedent to closing have been performed. This results in profit from the sale of condominium units recognized at closing. Revenue is recognized on the contract price of individual units. Total estimated costs are allocated to individual units which have closed on a relative value basis.

Investment in Unconsolidated Joint Ventures

The Company accounts for its investment in unconsolidated joint ventures under the equity method of accounting as the Company exercises significant influence, but does not maintain a controlling financial interest over these entities. These investments are recorded initially at cost and subsequently adjusted for cash contributions, distributions and equity in earnings (loss) of the unconsolidated joint ventures. Equity in earnings (loss) in unconsolidated joint ventures is allocated based on ownership or economic interest in each joint venture.

The Company's investments in real estate joint ventures are reviewed for impairment periodically, and it records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary. The ultimate realization of the investment in real estate joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. No impairment charges related to the Company's investments in real estate joint ventures were recorded during the year ended December 31, 2014 or 2013.

Amortization of Debt Origination Costs and Leasing Costs

Debt origination costs are deferred and amortized using a method that approximates the effective interest method over the term of the loan. Leasing costs are deferred and amortized using the straight-line method over the term of the respective lease.

Loss on Extinguishment of Debt

When outstanding debt is extinguished, the Company records any prepayment premium and unamortized loan costs.

Derivative Financial Instruments

The Company recognizes all derivative instruments on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive loss if a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The ineffective portion of the hedge, if any, is immediately recognized in earnings.

Share-Based and Long-Term Compensation

Compensation expense, net of estimated forfeitures, for service-based awards is recognized over the expected vesting period of such awards. The total compensation expense for the long-term equity incentive awards is based upon the fair value of the shares on the grant date, adjusted for estimated forfeitures. Time-vesting restricted shares, restricted share units ("RSUs"), and deferred incentive share units are valued based on the New York Stock Exchange closing market price of the Company's common shares as of the date of grant. The grant date fair value for awards that are subject to performance-based vesting and market conditions, including profits interest units ("LTIP units"), performance-vesting RSUs, and long-term equity incentive awards, is determined using a simulation pricing model developed to specifically accommodate the unique features of the awards. The total compensation expense for stock options is estimated based on the fair value of the options as of the date of grant using the Black-Scholes model.

Income Taxes

The Company elected to be taxed as a REIT under the Internal Revenue Code, commencing with its taxable year ended December 31, 1997. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its stockholders. It is management's current intention to adhere to these requirements and maintain the Company's REIT status, and the Company was in compliance with all REIT requirements at December 31, 2014. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries (collectively, the "TRS") is subject to federal, state and local income taxes.

Restructuring Charges

Restructuring charges reflected in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss) relate primarily to one-time termination benefits. The Company recognizes these severance and other charges when the requirements of FASB ASC 420, "Exit or Disposal Cost Obligations," have been met regarding a plan of termination and when communication has been made to employees.

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

Reclassifications

Certain reclassifications have been made in the 2013 and 2012 consolidated financial statements to conform to the 2014 classifications with no impact on previously reported net income or equity.

Recent Accounting Pronouncements

Effective January 1, 2014, the Company adopted guidance issued by FASB Accounting Standards Update ("ASU") No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This update amends the criteria for reporting discontinued operations to, among other things, raise the threshold for disposals to qualify as discontinued operations, and only disposals that represent a strategic shift in operations that is material will be presented as discontinued operations. This update is effective for interim and annual reporting periods, beginning after December 15, 2014, with early adoption permitted. The Company presents 2014 property sales and will present future property sales, to the extent they do not represent a strategic shift in operations, in the continuing operations section of the consolidated statements of operations and comprehensive income (loss) with the exception of those properties previously included as held for sale at December 31, 2013. The Company's 2014 sales of the Woodbranch Building and Mesa Corporate Center are included in discontinued operations for the year ended December 31, 2014 as these properties were previously classified as held for sale at December 31, 2013. The Company's 2014 sales of the Schlumberger Building and 525 North Tryon are included in the continuing operations section of the consolidated statements of operations and comprehensive income (loss) as they were not previously classified as held for sale as of December 31, 2013 and do not qualify for inclusion in discontinued operations as they do not represent a strategic shift in the Company's operations.

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

In January 2015, the FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items", (“ASU 2015-01”). ASU 2015-01 eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 will be effective for the Company’s fiscal year beginning January 1, 2016 and subsequent interim periods. The adoption of ASU 2015-015 is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2015, the FASB issued new consolidation guidance which makes changes to both the variable interest model and the voting model.  The new standard specifically eliminates the presumption in the current voting model that a general partner controls a limited partnership or similar entity unless that presumption can be overcome.  Generally, only a single limited partner that is able to exercise substantive kick-out rights will consolidate.  The new standard will be effective for the Company beginning on January 1, 2016 and early adoption is permitted, including adoption in an interim period.  The new standard must be applied using a modified retrospective approach by recording either a cumulative-effect adjustment to equity as of the beginning of the period of adoption or retrospectively to each period presented.  The Company is currently evaluating the impact of adopting the new standard on its consolidated financial statements.

Note 2 - Investment in Office and Parking Properties

Included in investment in office and parking properties at December 31, 2014 are 49 office and parking properties located in eight states with an aggregate of 16.5 million square feet (unaudited) of leasable space.

The Company's acquisitions are accounted for using the acquisition method. The results of each acquired property are included in the Company's results of operations from their respective purchase dates. The impact of 2014 acquired properties on the Company's consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2014 was a net loss of $2.1 million, including $28.9 million of total revenues.

2014 Acquisitions

The gross purchase price, excluding closing costs and other adjustments, of office and parking properties acquired during the year ended December 31, 2014 is as follows:

Market Location	Cost (in thousands)
Atlanta, Georgia	$47,000
Austin, Texas	311,400
Jacksonville, Florida	33,300
Orlando, Florida	80,611
Miami, Florida	140,495
Tampa, Florida	249,669
$862,475

On January 30, 2014, the Company completed the acquisition of the JTB Center, a complex of three office buildings located in the Deerwood submarket of Jacksonville, Florida, for a gross purchase price of $33.3 million. The JTB Center was unencumbered by secured indebtedness and financed through available cash.

On April 10, 2014, the Company completed the acquisition of Courvoisier Centre, a complex of two office buildings located in the Brickell submarket of Miami, Florida, for a gross purchase price of $145.8 million. The acquisition was financed through available cash and borrowings under the Company's unsecured term loans.

On April 14, 2014, the Company commenced construction of Hayden Ferry Lakeside III, a planned office development in the Tempe submarket of Phoenix, Arizona. The Operating Partnership entered into an amendment to the partnership agreement of Parkway Properties Office Fund II L.P. ("Fund II") to, among other things, authorize the Hayden Ferry Lakeside III development and authorize the general partner of Fund II to transfer an interest in the ownership of Hayden Ferry Lakeside III, a subsidiary of Fund II, to the Operating Partnership for $2.0 million. The Company now owns a 70% indirect controlling interest in Hayden Ferry Lakeside III. Costs related to planning, developing, leasing and constructing the property, including costs of development personnel working directly on projects under development, are capitalized. For the year ended December 31, 2014, development costs incurred totaled approximately $24.0 million. On July 2, 2014, Fund II closed on a construction loan secured by Hayden Ferry Lakeside III. See "Note 8—Capital and Financing Transactions—Mortgage Notes Payable" for additional details.

On April 14, 2014, the Company completed the acquisition of One Orlando Centre, an office building located in the central business district of Orlando, Florida, for a gross purchase price of $55.1 million. The Company made an $8.0 million equity investment that will be held in lender reserve accounts to fund the leasing and repositioning of the asset. As part of the purchase price, the Company paid $1.1 million to acquire its 100% interest in the property and simultaneously with the equity investment, the existing $68.3 million first mortgage note secured by the property was restructured into a new $54.0 million first mortgage and a $15.3 million subordinated note. See "Note 8—Capital and Financing Transactions—Mortgage Notes Payable" for additional details.

On July 3, 2014, the Company completed the acquisition of Millenia Park One, an office building located in the Millenia submarket of Orlando, Florida, for a gross purchase price of $25.5 million. The acquisition was funded using available cash and borrowings from the Company's senior unsecured revolving credit facility.

On July 29, 2014, the Company purchased a first mortgage note in an original principal amount of $50.0 million secured by The Forum at West Paces, an office building located in the Buckhead submarket of Atlanta, Georgia. The total purchase price for the note, which was previously under special servicer oversight, was approximately $47.0 million. The note purchase was funded with borrowings under the Company's senior unsecured revolving credit facility. On August 19, 2014, the Company took ownership of The Forum at West Paces with a deed in lieu of foreclosure.

On November 17, 2014, the Company and The California State Teachers' Retirement System ("CalSTRS") terminated their joint venture in Austin, Texas. As part of the agreement, the Company acquired CalSTRS' 60% interest in San Jacinto Center and One Congress Plaza, resulting in 100% ownership of these two assets, and transferred its 40% interest in Frost Bank Tower, 300 West 6th Street and One American Center to CalSTRS. The fair value of the Company's equity interest at November 17, 2014 was $124.7 million, which was determined using Level 2 inputs based on the fair values negotiated between the Company and CalSTRS. In connection with this transaction, the Company received net proceeds of approximately $43.6 million from CalSTRS and recognized a $52.8 million remeasurement gain, which was calculated as the difference between the fair value of the equity interest and the Company's basis in the investment in joint venture, and which is included in gain on sale of real estate in the Company's 2014 consolidated statement of operations and comprehensive income (loss).

On December 9, 2014, the Company acquired Corporate Center I, Corporate Center II and Corporate Center III, located in the Westshore submarket of Tampa, Florida, for a gross purchase price of $240.1 million. The acquisition of the Corporate Center assets was funded through a combination of proceeds received from the Company’s September 2014 public offering of common stock and borrowings under the Company’s senior unsecured revolving credit facility. In conjunction with the closing of the Corporate Center acquisition, the Company completed the purchase and immediate sale of 19 additional office and parking properties located in six states. The Company sold these 19 office assets, which were not consistent with the Company’s current investment strategy, for a gross sale price of $234.8 million at no gain or loss.

On December 30, 2014, the Company purchased a leasehold interest in approximately seven acres of land available for development for a gross purchase price of $4.7 million. On December 31, 2014, the Company acquired approximately 6.5 acres of land available for development for a gross purchase price of $4.8 million. Both land parcels are located in The Westshore submarket of Tampa, Florida adjacent to the Company's Corporate Center I, II, III and IV assets.

The following table summarizes the aggregate preliminary purchase price allocation for JTB Center, Courvoisier Centre(1), One Orlando Centre, Millenia Park One, The Forum at West Paces, Corporate Center I, Corporate Center II, Corporate Center III, Corporate Center land and leasehold improvements, One Congress Plaza and San Jacinto Center:

Amount
Land	$146,602
Buildings	617,807
Tenant improvements	46,146
Lease commissions	17,575
Lease in place value	47,070
Above market leases	10,272
Above (below) market ground leases	16,687
Below market leases	(21,433)
Mortgage premium assumed (2)	(18,251)
(1) The purchase price of Courvoisier Centre was reduced by $5.3 million of credits from the seller.
(2) Mortgage debt assumed with the purchase of One Orlando Centre, One Congress Plaza and San Jacinto Center.

The unaudited pro forma effect on the Company's results of operations for the purchase of JTB Center, Courvoisier Centre, One Orlando Centre, Millenia Park One, The Forum at West Paces, Corporate Center I, Corporate Center II, Corporate Center III, One Congress Plaza and San Jacinto Center as if the purchases had occurred on January 1, 2013 is as follows (in thousands, except per share data):

	Year Ended
	December 31,
	2014	2013
	(Unaudited)
Revenues	$493,708	$370,980
Net income (loss) attributable to common stockholders	$39,873	$(18,471)
Basic net income (loss) attributable to common stockholders	$0.39	$(0.28)
Diluted net income (loss) attributable to common stockholders	$0.37	$(0.28)

2013 Acquisitions

On January 17, 2013, the Company purchased 3348 Peachtree, formerly Tower Place 200, an office tower located in the Buckhead submarket of Atlanta, Georgia, for a gross purchase price of $56.3 million. The purchase of 3348 Peachtree was financed with borrowings under the Company's senior unsecured revolving credit facility.

On March 7, 2013, the Company purchased two office complexes located in the Deerwood submarket of Jacksonville, Florida (the "Deerwood Portfolio") for a gross purchase price of $130.0 million. The purchase of these properties was financed with a mortgage loan secured by the properties in the aggregate amount of $84.5 million and borrowings under the Company's senior unsecured revolving credit facility. The mortgage loan has a maturity date of April 1, 2023 and a fixed interest rate of 3.9%.

On August 19, 2013, the Company purchased approximately six acres of land available for development located in Tampa, Florida for a purchase price of $2.9 million.

On August 28, 2013, the Company purchased approximately one acre of land available for development located in Tempe, Arizona for a purchase price of $1.2 million. This land is adjacent to the Company's Hayden Ferry Lakeside and Tempe Gateway assets.

On December 6, 2013, the Company acquired Lincoln Place, an office building located in the South Beach submarket of Miami, Florida. The consideration for the transaction was the assumption of the existing first mortgage loan on the property and the issuance of 900,000 common units in the Operating Partnership. The loan secured by Lincoln Place has a current outstanding balance of approximately $48.7 million, a fixed interest rate of 5.9% and a maturity date of June 2016.

On December 19, 2013, the Company completed the merger transactions contemplated by the agreement and plan of merger, dated as of September 4, 2013 (the "Merger Agreement"), by and among the Company, the Operating Partnership, PKY Masters, LP, a wholly owned subsidiary of Parkway LP ("Merger Sub"), Thomas Properties Group, Inc. ("TPGI") and Thomas

Properties Group, L.P. ("TPG LP"). Pursuant to the Merger Agreement, TPGI merged with and into the Company, with the Company continuing as the surviving corporation (the "Parent Merger"), and Thomas Properties Group, L.P. ("TPG LP") merged with and into Merger Sub, a wholly owned subsidiary of Parkway LP, with TPG LP continuing as the surviving entity and an indirect wholly owned subsidiary of Parkway LP (the "Partnership Merger" and, together with the Parent Merger, the "Mergers"). Immediately following the closing of the Mergers, the joint venture interests the Company acquired in One Commerce Square and Two Commerce Square, two office towers located in Philadelphia, Pennsylvania were redeemed by the joint ventures that own the respective properties, and the Company ceased to own any interest in those properties. The Company received net proceeds of approximately $71.8 million in the redemption transactions, which were funded by Brandywine Operating Partnership, L.P., TPGI’s partner in each of the joint ventures. In addition, on December 19, 2013, immediately following the completion of the Mergers, the Company sold Four Points Centre, consisting of two office buildings and a contiguous parcel of land located in Austin, Texas, to Brandywine Operating Partnership, L.P. for a gross sale price of $47.3 million, of which the Company received net proceeds of approximately $21.7 million.

The Company assumed TPGI’s ownership interest in two wholly owned office properties in Houston, Texas and five office properties in Austin, Texas through an indirect interest in PKY/CalSTRS Austin, LLC (the "Austin Joint Venture"), a joint venture with the California State Teachers' Retirement System ("CalSTRS"). See "Note 4—Investments in Unconsolidated Joint Ventures" and mortgage notes payable discussed in "Note 8—Capital and Financing Transactions."
The following table summarizes the aggregate purchase price allocation for TPGI as of December 19, 2013:

Amount
Assets:	(in thousands)
Land	$97,132
Buildings	502,386
Tenant improvements	41,697
Leasing commissions	27,613
Lease in place value	61,562
Management contracts	1,888
Condominium units	19,900
Investment in unconsolidated joint ventures	93,539
Other assets	46,500
Asset held for sale	353,752
Total Assets	$1,245,969

Liabilities:
Below market leases	$50,152
Accounts payable and accrued expense	72,153
Mortgage debt assumed, net premium of $15,896	335,991
Liabilities held for sale	260,293
Total Liabilities	718,589

Consideration funded prior to closing	80,000
Noncontrolling interest	34,229
Equity issued	413,151
Total Purchase Price	$1,245,969

The following table summarizes the aggregate purchase price allocation for 3348 Peachtree, the Deerwood Portfolio, and Lincoln Place:

Amount
Land	$31,337
Buildings	178,362
Tenant improvements	18,410
Lease commissions	9,448
Lease in place value	20,131
Above market leases	4,969
Below market leases	(9,267)
Mortgage premium assumed	(2,728)
Mortgage debt assumed	(133,817)

The unaudited pro forma effect on the Company's results of operations for the purchase of Tower Place 200, Deerwood North and South, Lincoln Place, and CityWestPlace and San Felipe Plaza acquired as part of the Mergers, as if the purchases had occurred on January 1, 2012, is as follows (in thousands, except per share data):

	Year Ended
	December 31,
	2013	2012
	(Unaudited)
Revenues	$394,918	$363,498
Net loss attributable to common stockholders	$(16,890)	$(60,235)
Basic net loss attributable to common stockholders	$(0.52)	$(2.38)
Diluted net loss attributable to common stockholders	$(0.52)	$(2.38)

Summary of Dispositions

On March 20, 2013, the Company sold Atrium at Stoneridge, an office property located in Columbia, South Carolina, for a gross sales price of $3.1 million and recorded a gain of $542,000. The Company received $3.0 million in net proceeds from the sale, which was used to reduce amounts outstanding under the Company's senior unsecured revolving credit facility.

On July 10, 2013, the Company sold two office properties, Waterstone and Meridian, located in Atlanta, Georgia, for a gross sales price of $10.2 million and recorded an impairment loss of $4.6 million during the second quarter of 2013. The Company received $9.5 million in net proceeds from the sale, which was used to reduce amounts outstanding under the Company's senior unsecured revolving credit facility.

On July 17, 2013, the Company sold Bank of America Plaza, an office property located in Nashville, Tennessee, for a gross sales price of $42.8 million and recorded a gain of approximately $11.5 million during the third quarter of 2013. The Company received $40.8 million in net proceeds from the sale, which was used to reduce amounts outstanding under the Company's revolving credit facilities.

On October 31, 2013, the Company sold Lakewood II, an office property located in Atlanta, Georgia, for a gross sale price of $10.6 million. The Company had a 30% ownership interest in the property, which was owned by Fund II. The Company received approximately $3.1 million in cash, its proportionate share of net proceeds from the sale, which was used to reduce amounts outstanding under the Company's senior unsecured revolving credit facility. During the fourth quarter of 2013, Fund II recognized a gain on the sale of Lakewood II of approximately $5.9 million, of which approximately $1.8 million was the Company’s share.

On November 8, 2013, the Company sold Carmel Crossing, an office property located in Charlotte, North Carolina, for a gross sale price of $37.5 million. The Company had a 30% ownership interest in the property, which was owned by Fund II. The Company received approximately $7.1 million in cash, its proportionate share of net proceeds from the sale, which was used to reduce amounts outstanding under the Company's senior unsecured revolving credit facility. During the fourth quarter 2013, Fund II recognized a gain on the sale of Carmel Crossing of approximately $14.6 million, of which $4.4 million was the Company’s share, and expenses related to the prepayment of the associated mortgage loan of approximately $2.1 million, of which approximately $0.6 million was the Company’s share.

On January 14, 2014, the Company sold the Woodbranch Building, an office property located in Houston, Texas, for a gross sale price of $15.0 million. The Company received approximately $13.9 million in net proceeds, which were used to fund subsequent acquisitions. The Company recorded a gain of approximately $10.0 million during the year ended December 31, 2014.

On January 31, 2014, the Company sold Mesa Corporate Center, an office property located in Phoenix, Arizona, for a gross sale price of $13.2 million. The Company received approximately $12.1 million in net proceeds from the sale, which were used to fund subsequent acquisitions. The Company recorded a gain of approximately $489,000 during the year ended December 31, 2014.

On September 4, 2014, the Company sold the Schlumberger Building located in Houston, Texas. The Company received approximately $17.0 million in gross proceeds. The Company received $16.2 million in net proceeds from the sale, which the Company used to fund subsequent acquisitions. The Company recorded a gain of approximately $6.7 million during the year ended December 31, 2014.

On October 6, 2014, Fund II sold Tempe Town Lake, a parcel of land zoned for a hotel development in Tempe, Arizona, for a gross sale price of $2.0 million. Fund II recognized a gain of $739,000, of which $221,700 was the Company’s share.

On December 29, 2014, the Company sold 525 North Tryon, an office property located in Charlotte, North Carolina, for a gross sale price of $60.0 million. The Company recognized a gain on the sale of approximately $16.1 million.

Contractual Obligations and Minimum Rental Receipts

Obligations for tenant improvement allowances and lease inducement costs for leases in place and commitments for building improvements at December 31, 2014 are as follows (in thousands):

2015	$15,362
2016	69
2017	—
2018	232
2019 and thereafter	—
Total	$15,663

Minimum future operating lease payments for various equipment leased at the office and parking properties is as follows for operating leases in place at December 31, 2014 (in thousands):

2015	$158
2016	77
2017	22
2018	—
2019 and thereafter	—
Total	$257

The following is a schedule by year of future minimum rental receipts under noncancelable leases for office buildings owned at December 31, 2014 (in thousands):

2015	$294,962
2016	293,192
2017	258,665
2018	230,263
2019	201,456
Thereafter	866,367
Total	$2,144,905

The following is a schedule by year of future minimum ground lease payments at December 31, 2014 (in thousands):

2015	$1,370
2016	1,308
2017	1,338
2018	1,339
2019	1,339
Thereafter	93,392
Total	$100,086

At December 31, 2014, the Company owned Corporate Center I, Corporate Center II, and Corporate Center III in Tampa, Florida, each of which are subject to a ground lease. The leases have remaining terms of approximately 66 years with expiration dates of December 31, 2080. Payments consist of a stated monthly amount that adjusts five percent every tenth anniversary through the expiration date.

At December 31, 2014, the Company owned Corporate Center IV in Tampa, Florida which is subject to a ground lease. The lease has a remaining term of approximately 66 years with an expiration date of December 2080. Payments consist of a stated monthly amount that adjusts annually and a development rental rate that is fixed through August 2015.

At December 31, 2014, the Company has a leasehold interest in land in Tampa, Florida. The lease has a remaining term of approximately 66 years with an expiration date of December 31, 2080. Payments consist of a stated monthly amount that adjusts five percent every tenth anniversary through the expiration date and a development rental rate that is fixed through September 2015.

At December 31, 2014, the Company owned Westshore Corporate Center in Tampa, Florida which is subject to a ground lease. The lease has a remaining term of approximately 20 years with an expiration date of October 2034. Payments consist of a stated monthly amount that adjusts annually through the expiration date.

At December 31, 2014, the Company owned NASCAR Plaza in Charlotte, North Carolina which is subject to a ground lease. The lease has a remaining term of approximately 91 years with an expiration date of December 2105. Payments consist of a stated monthly amount through the expiration date.

At December 31, 2014, the Company owned Lincoln Place in Miami, Florida which is subject to a ground lease. The lease has a remaining term of approximately 35 years with an expiration date of August 31, 2049. Payments consist of a stated monthly amount through the expiration date.

Note 3 - Mortgage Loan Receivable

On April 10, 2012, the Company transferred its rights, title and interest in the B participation piece (the "B piece") of a first mortgage loan secured by an office building in Dallas, Texas known as 2100 Ross. The B piece was purchased at an original cost of $6.9 million in November 2007. The B piece was originated by Wachovia Bank, N.A., a Wells Fargo Company, and had a face value of $10.0 million, a stated coupon rate of 6.1% and a scheduled maturity in May 2012. During 2011, the Company recorded a non-cash impairment loss on the mortgage loan in the amount of $9.2 million, thereby reducing its investment in the mortgage loan to zero. Under the terms of the transfer, the Company is entitled to certain payments if the transferee is successful in obtaining ownership of 2100 Ross. During the third quarter of 2012, the transferee successfully obtained ownership of 2100 Ross and as a result the Company received a $500,000 payment, which is classified as recovery of losses on a mortgage loan receivable on the Company's consolidated statements of operations and comprehensive income (loss).

On June 3, 2013, the Company issued a first mortgage loan to an affiliate of US Airways, which is secured by an office building in Phoenix, Arizona known as the US Airways Building. The $3.5 million mortgage loan has a fixed interest rate of 3.0% and matures on December 31, 2016.

Note 4 - Investment in Unconsolidated Joint Ventures

In addition to the 49 office and parking properties included in the consolidated financial statements, the Company was also invested in two unconsolidated joint ventures with unrelated investors as of December 31, 2014. Accordingly, the assets and liabilities of the joint ventures are not included on the Company's consolidated balance sheet at December 31, 2014. Information relating to these unconsolidated joint ventures is summarized below (in thousands, except ownership %):

		Parkway's	December 31,
Joint Venture Entity	Location	Ownership%	2014	2013
US Airways Building Tenancy in Common	Phoenix, AZ	74.58%	$39,760	$42,501
7000 Central Park JV LLC ("7000 Central Park")	Atlanta, GA	40.00%	15,790	15,490
PKY/CalSTRS Austin, LLC ("Austin Joint Venture")	Austin, TX	50.00%	—	93,171
			$55,550	$151,162

On June 3, 2013, the Company purchased an approximate 75% interest in the US Airways Building, an office property located in the Tempe submarket of Phoenix, Arizona, for a purchase price of $41.8 million. At closing, a subsidiary of the Company issued a $3.5 million mortgage loan to an affiliate of US Airways, which is secured by the building. The mortgage loan carries a fixed interest rate of 3.0% and matures in December 2016. This office building is adjacent to the Company's Hayden Ferry Lakeside and Tempe Gateway assets and shares a parking garage with Tempe Gateway. The property is the headquarters for US Airways, which has leased 100% of the building through April 2024. US Airways has a termination option on December 31, 2016 or December 31, 2021 with 12 months prior notice. US Airways is also the owner of the remaining approximate 25% in the building.

On November 5, 2013, the Company and its joint venture partner foreclosed and took ownership of 7000 Central Park, an office building located in the Central Perimeter of Atlanta, Georgia. The Company previously acquired a 40% common equity interest in a mortgage note secured by the asset for approximately $45.0 million, comprised of an investment of approximately $37.0 million for a preferred equity interest in the joint venture that acquired the note and an investment of approximately $8.0 million for a 40% common equity interest. On December 13, 2013, the Company and its joint venture partner placed secured financing on the asset in the amount of $30.0 million, the net proceeds of which were used to repay a portion of the Company’s initial preferred equity investment, reducing the preferred equity interest to approximately $7.6 million. The loan has a floating interest rate based on the one-month LIBOR rate plus a spread of 180 basis points, which represents an initial aggregate interest rate of 1.97%. The joint venture also purchased an interest rate hedge that caps LIBOR at 1.75% through December 2016 for the full amount of the loan. The loan has a maturity date of December 2016.

On December 19, 2013, the Company acquired TPGI's interest in the Austin Joint Venture in connection with the Mergers. The Company and Madison International Realty ("Madison") owned a 50% interest in the joint venture with CalSTRS, of which the Company's ownership interest is 33%. The Austin Joint Venture owned the following properties: San Jacinto Center; Frost Bank Tower; One Congress Plaza; One American Center; and 300 West 6th Street. The cost of the Austin Joint Venture is adjusted to recognize the Company’s interest in the Austin Joint Venture’s earnings or losses. The difference between (a) The Company’s ownership percentage in the Austin Joint Venture multiplied by its earnings and (b) the amount of the Company’s equity in earnings of the Austin Joint Venture as reflected in the financial statements relates to the amortization or accretion of purchase accounting adjustments made at the time of the Mergers.

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

On November 17, 2014, the Company terminated the Austin Joint Venture. As part of the agreement, the Company acquired CalSTRS' 60% interest in San Jacinto Center and One Congress Plaza, resulting in 100% ownership of two assets, and transferred the Company's 40% interest in Frost Bank Tower, 300 West 6th Street and One American Center to CalSTRS. In connection with this transaction, the Company received net proceeds of approximately $43.6 million from CalSTRS and recognized a $52.8 million gain in 2014.

The following table summarizes the balance sheet of the unconsolidated joint ventures at December 31, 2014 (in thousands):

	US Airways	7000 Central Park	PKY/ CalSTRS Austin, LLC	Total
Cash	$146	$1,218	$—	$1,364
Restricted cash	—	269	—	269
Real estate, net	47,632	48,532	—	96,164
Intangible assets, net	5,078	4,157	—	9,235
Other assets	824	2,099	—	2,923
Total assets	$53,680	$56,275	$—	$109,955

Mortgage debt	$13,441	$30,000	$—	$43,441
Other liabilities	370	1,561	—	1,931
Partners' equity	39,869	24,714	—	64,583
Total liabilities & partners' equity	$53,680	$56,275	$—	$109,955

The following table summarizes the income statements of the unconsolidated joint ventures from acquisition date through December 31, 2014 (in thousands):

	US Airways	7000 Central Park	PKY CalSTRS Austin, LLC (1)	Total
Revenues	$4,504	$7,430	$86,548	$98,482
Operating expenses	3	3,856	36,467	40,326
Operating income before interest and depreciation and amortization	4,501	3,574	50,081	58,156
Interest expense	413	769	33,106	34,288
Depreciation and amortization	2,089	4,352	32,878	39,319
Net income (loss)	$1,999	$(1,547)	$(15,903)	$(15,451)
(1) Activity reflected through the date of the joint venture termination on November 16, 2014.

The following table summarizes the balance sheet of the unconsolidated joint ventures at December 31, 2013 (in thousands):

	US Airways	7000 Central Park	PKY/ CalSTRS Austin, LLC	Total
Cash	$2,471	$179	$9,432	$12,082
Restricted cash	—	—	5,846	5,846
Real estate, net	49,176	49,852	723,563	822,591
Intangible assets, net	2,809	4,832	55,593	63,234
Other assets	3,145	4,147	14,638	21,930
Total assets	$57,601	$59,010	$809,072	$925,683

Mortgage debt	$13,777	$30,000	$628,066	$671,843
Other liabilities	1,143	1,687	55,552	58,382
Partners' equity	42,681	27,323	125,454	195,458
Total liabilities & partners' equity	$57,601	$59,010	$809,072	$925,683

The following table summarizes the income statements of the unconsolidated joint ventures from acquisition date through December 31, 2013 (in thousands):

	US Airways	7000 Central Park	PKY CalSTRS Austin, LLC	Total
Revenues	$2,560	$1,136	$3,595	$7,291
Operating expenses	—	778	1,661	2,439
Operating income before interest and depreciation and amortization	2,560	358	1,934	4,852
Interest expense	209	270	1,335	1,814
Depreciation and amortization	1,219	836	1,577	3,632
Net income (loss)	$1,132	$(748)	$(978)	$(594)
With respect to the Austin Joint Venture, the Company's share of the Partner's equity was $62.7 million and the excess investment was $30.5 million at December 31, 2013. "Excess Investment" represents the unamortized difference of the Company's investment over its share of the equity in the underlying net assets of the joint venture acquired and is allocated on a fair value basis primarily to investment property, lease related intangibles, and debt premiums. The Company amortizes excess investment over the life of the related depreciable components of investment property, typically no greater than 40 years, the terms of the applicable leases and the applicable debt maturity, respectively. The amortization is included in the reported amount of income from unconsolidated entities.

Note 5 - Receivables and Other Assets

The following represents the composition of Receivables and Other Assets as of December 31, 2014 and 2013:

	December 31,
	2014	2013
	(In thousands)
Rents and fees receivable	$5,892	$5,242
Allowance for doubtful accounts	(1,860)	(2,695)
Straight-line rent receivable	63,236	44,006
Other receivables	20,395	12,253
Lease costs, net of accumulated amortization of $52,963 and $36,171, respectively	129,781	86,479
Loan costs, net of accumulated amortization of $7,321 and $5,990, respectively	10,185	7,624
Escrow and other deposits	28,263	13,701
Prepaid items, including a $15.0 million earnest money deposit on One Buckhead Plaza	18,426	5,255
Cost method investment	3,500	3,500
Fair value of interest rate swaps	1,131	2,021
Deferred tax asset, non current	5,040	—
Other assets	1,228	1,298
	$285,217	$178,684

Note 6 - Intangible Assets, Net

The following table reflects the portion of the purchase price of office and parking properties allocated to intangible assets, as discussed in "Note 1 - Summary of Significant Accounting Policies". The portion of purchase price allocated to below market lease value and the related accumulated amortization is reflected in "Note 10 - Accounts Payable and Other Liabilities."

	December 31,
	2014	2013
	(In thousands)
Lease in place value	$232,499	$189,840
Accumulated amortization	(103,270)	(53,263)
Above market lease value	80,712	46,106
Accumulated amortization	(24,536)	(17,021)
Other intangibles	3,001	3,011
Accumulated amortization	(2,918)	(1,917)
	$185,488	$166,756

Note 7 - Management Contract Intangibles, Net

In 2011, as part of the Company's combination with Eola Capital, LLC ("Eola"), the Company purchased the management contracts associated with Eola's property management business. At the purchase date, the contracts were valued by an independent appraiser at $51.8 million. The value of the management contracts is based on the sum of the present value of future cash flows attributable to the management contracts, in addition to the value of tax savings as a result of the amortization of intangible assets.

During 2012, the Company evaluated certain qualitative factors and determined that it was necessary to apply the two-step quantitative impairment test under ASU No. 2011-08, "Intangibles—Goodwill and Other (Topic 350), Testing Goodwill for Impairment." During this process the Company determined that the management contracts were impaired due to the fair value of the management contracts being estimated at $19.0 million as compared to the carrying amount of $46.1 million. As a result, the Company recorded a $42.0 million non-cash impairment loss, net of deferred tax liability, associated with the Company's investment in management contracts and goodwill.

The Company assumed a management contract as part of the Company's merger with TPGI. At December 19, 2013, the date of the Mergers, the contract was valued by an independent appraiser at $1.8 million.

During the year ended December 31, 2014, the Company determined that the undiscounted cash flows indicated that the carrying amounts of the Eola contracts were not expected to be recovered and, as a result, the Company recorded a $4.8 million pre-tax non-cash impairment loss related to these management contracts which resulted in the entire remaining balance of the Eola contracts being written off as of December 31, 2014.

Note 8 - Capital and Financing Transactions

Notes Payable to Banks

At December 31, 2014, the Company had a total of $481.5 million outstanding under the following credit facilities (in thousands):

Credit Facilities	Interest Rate	Maturity	Outstanding Balance
$10.0 Million Working Capital Revolving Credit Facility	1.7%	03/30/2018	$—
$250.0 Million Revolving Credit Facility	1.6%	03/30/2018	131,500
$250.0 Million Five-Year Term Loan	2.5%	03/29/2019	250,000
$100.0 Million Seven-Year Term Loan	4.3%	03/31/2021	100,000
			$481,500

At December 31, 2013, the Company had a total of $303.0 million outstanding under the following credit facilities (in thousands):

Credit Facilities	Interest Rate	Maturity	Outstanding Balance
$10.0 Million Unsecured Working Capital Revolving Credit Facility	—%	03/29/2016	$—
$215.0 Million Unsecured Revolving Credit Facility	2.0%	03/29/2016	58,000
$125.0 Million Unsecured Term Loan (1)	2.5%	09/27/2017	125,000
$120.0 Million Term Loan Facility (2)	3.3%	06/11/2018	120,000
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

On June 12, 2013, the Company entered into a term loan agreement for a $120 million unsecured term loan. The unsecured term loan has a maturity date of June 11, 2018, and has an accordion feature that allows for an increase in the size of the unsecured term loan to as much as $250 million. Interest on the unsecured term loan is based on LIBOR plus an applicable margin of 145 to 200 basis points depending on overall Company leverage (with the current rate set at 145 basis points). The unsecured term loan has substantially the same operating and financial covenants as required by the Company's $215 million senior unsecured revolving credit facility. Wells Fargo Bank, National Association, acted as Administrative Agent and lender. The Company also executed a floating-to-fixed interest rate swap totaling $120.0 million, locking LIBOR at 1.6% for five years and resulting in an effective current interest rate of 3.3%. The unsecured term loan had an outstanding balance of $120.0 million at December 31, 2013.

Effective April 1, 2014, the Company entered into an Amended, Restated and Consolidated Credit Agreement (the "Amended Agreement") which provides for a $250.0 million senior unsecured revolving credit facility, a $250.0 million five-year unsecured term loan and a $100.0 million seven-year unsecured term loan. The Amended Agreement amended, restated and consolidated the agreements governing the Company's prior $215.0 million senior unsecured revolving credit facility, $125.0 million unsecured term loan and $120.0 million unsecured term loan. The maturity date of the senior unsecured revolving credit facility was extended to March 30, 2018, with an additional one-year extension option, and the $250.0 million five-year unsecured term loan and $100.0 million seven-year unsecured term loan have maturity dates of March 29, 2019 and March 31, 2021, respectively.

The senior unsecured revolving credit facility bears interest at LIBOR plus an applicable margin which ranges from 1.40% to 2.00% based on the Company's overall leverage, and is currently 1.40% resulting in an all-in rate of 1.56%. The $250.0 million five-year unsecured term loan bears interest at LIBOR plus an applicable margin which ranges from 1.35% to 1.90% based on the Company's overall leverage, and is currently 1.35% resulting in a weighted average all-in rate of 2.51%, after giving effect to the floating-to-fixed-rate interest rate swaps. The $100.0 million seven-year unsecured term loan bears interest at LIBOR plus an applicable margin which ranges from 1.75% to 2.30% based on the Company's overall leverage, and is currently 1.75%, resulting in an all-in rate of 4.31%, after accounting for the floating-to-fixed-rate interest rate swap. For a discussion of interest rate swaps entered into in connection with the Company's unsecured term loans and senior unsecured revolving credit facility, see " —Interest Rate Swaps."

The $100.0 million seven-year unsecured term loan tranche had a delayed-draw feature which allowed the Company to draw all or a portion of the $100.0 million commitment in not more than two draws over a 12-month period. The Company drew the full amount on April 8, 2014 and simultaneously repaid in full the first mortgage debt secured by the Bank of America Center in Orlando, Florida, which had an outstanding balance of $33.9 million. The Company recognized a loss on extinguishment of debt of $339,000 on the repayment of the Bank of America Center mortgage.

Additionally, effective April 1, 2014, the Company amended its $10.0 million unsecured working capital credit facility under terms and conditions similar to the Amended Agreement.

Mortgage Notes Payable

A summary of mortgage notes payable at December 31, 2014 and 2013 is as follows (in thousands):

	Variable	Fixed	Maturity	Monthly	December 31,
Office and Parking Properties	Rate	Rate (1)	Date	Payment	2014	2013
Wholly Owned
Westshore Corporate Center		2.5%	05/01/2015	$88	$14,091	$14,312
Teachers Insurance and Annuity Associations (5 properties)		6.2%	01/01/2016	565	68,884	71,307
John Hancock Facility (2 properties)		7.6%	06/01/2016	130	17,398	17,634
3350 Peachtree, formerly Capital City Plaza		7.3%	03/05/2017	253	32,185	32,860
One Orlando Centre		4.6%	05/11/2017	265	54,000	—
One Congress Plaza		3.2%	06/11/2017	649	128,000	—
San Jacinto Center		3.2%	06/11/2017	509	101,000	—
The Pointe		4.0%	02/10/2019	78	23,500	23,500
Corporate Center IV (2)		4.6%	04/08/2019	129	36,000	36,000
Raymond James Tower (3)		7.6%	10/01/2019	—	—	9,211
Citrus Center		6.3%	06/01/2020	153	21,138	21,601
Bank of America Center (4)		4.7%	05/18/2018	—	—	33,875
Stein Mart		6.5%	08/01/2020	81	11,041	11,286
Phoenix Tower		3.9%	03/01/2023	258	80,000	80,000
Deerwood North and South		3.9%	04/01/2023	276	84,500	84,500
Lincoln Place		3.6%	06/11/2016	293	48,670	49,317
CityWestPlace I & II		3.5%	07/06/2016	738	116,111	117,663
CityWestPlace III & IV		4.3%	03/05/2020	512	91,889	93,367
San Felipe Plaza		4.3%	12/01/2018	576	109,585	110,000
Total Wholly Owned				$5,553	$1,037,992	$806,433

Parkway Properties Office Fund II, LP
3344 Peachtree		5.3%	10/01/2017	485	82,907	84,739
Hayden Ferry Lakeside I (2)		4.5%	07/25/2018	112	21,887	22,000
Hayden Ferry Lakeside II & IV (2)		4.5%	07/25/2018	163	46,875	46,875
Hayden Ferry Lakeside III	2.0%		07/25/2018	1	481	—
245 Riverside (2)		5.2%	03/31/2019	51	9,166	9,250
Two Ravinia (2)		5.0%	05/20/2019	86	22,100	22,100
Two Liberty Place		5.2%	06/10/2019	391	90,200	90,200
Total Fund II				$1,289	$273,616	$275,164
Unamortized premium, net					$27,842	$15,896
Total Mortgage Notes Payable				$6,842	$1,339,450	$1,097,493

(1)	This represents the net effective interest rate.

(2)	Property has entered into an interest rate swap agreement with the Lender associated with these mortgage loans.

(3)
The first mortgage secured by Raymond James Tower was prepaid in full on December 31, 2014, and the asset was sold on January 15, 2015. The Company incurred a $2.1 million loss on extinguishment of debt as a result of the debt prepayment.

(4)
On December 23, 2013, the Company acquired its partner's 70.0% ownership interest in Bank of America Center. No changes were made to the size, structure or terms of the mortgage note secured by the property.

At December 31, 2014 and 2013, the net book value of the office and parking properties collateralizing the mortgage loans was $2.0 billion and $1.7 billion, respectively.

The aggregate annual maturities of mortgage notes payable at December 31, 2014 are as follows (in thousands):

	Total Mortgage Maturities	Debt Balloon Payments	Debt Principal Amortization
2015	$30,005	$14,013	$15,992
2016	260,594	244,747	15,847
2017	405,525	390,939	14,586
2018	179,443	162,710	16,733
2019	175,947	167,935	8,012
Thereafter	260,094	245,476	14,618
Total principal maturities	1,311,608	1,225,820	85,788
Unamortized premium, net	27,842	N/A	N/A
Total principal maturities and fair value premium on mortgage debt acquired	$1,339,450	$1,225,820	$85,788

On February 21, 2013, the Company obtained an $80.0 million first mortgage loan secured by Phoenix Tower, an office property located in the Greenway Plaza submarket of Houston, Texas. The mortgage loan bears interest at a fixed rate of 3.9% and matures on March 1, 2023. Payments of interest only are due on the loan for two years, after which the principal amount of the loan begins amortizing over a 25-year period until maturity. The loan is pre-payable after March 1, 2015, but any such prepayment is subject to a yield maintenance premium. The agreement governing the mortgage loan contains customary rights of the lender to accelerate the loan upon, among other things, a payment default or if certain representations and warranties made by the borrower are untrue.

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

On May 31, 2013, the Company modified the existing $22.5 million first mortgage loan secured by Corporate Center IV, an office property located in the Westshore submarket of Tampa, Florida. The modified first mortgage loan has a principal balance of $36.0 million, a weighted average fixed interest rate of 4.6%, an initial 24 months interest only period and a maturity date of April 8, 2019. In conjunction with the modification, the Company executed a floating-to-fixed interest rate swap fixing the interest rate on the additional $13.5 million in loan proceeds at 3.3%.

On June 28, 2013, the Company modified the existing mortgage loan secured by Hayden Ferry II, an office property located in the Tempe submarket of Phoenix, Arizona. The loan modification eliminates quarterly principal payments of $625,000.  As a result of the modification, loan payments are now interest-only through February 2015.  The mortgage loan bears interest at LIBOR plus an applicable spread which ranges from 250 to 350 basis points. The Company entered into a floating-to-fixed interest rate swap that fixed LIBOR on the original loan at 1.5% through January 2018 and resulted in an all-in interest rate of 4.7% on December 31, 2013. Effective August 1, 2013, the Company entered into a second floating-to-fixed interest rate swap which fixes LIBOR at 1.7% through January 2018 on the additional notional amount of $625,000 associated with the loan modification, resulting in an all-in interest rate of 4.9%.  This loan is cross-defaulted with Hayden Ferry I, IV and V.

On December 6, 2013, in connection with the purchase of Lincoln Place, the Company assumed a mortgage loan with a balance of $49.3 million at December 31, 2013, with a fixed interest rate of 5.9% and a maturity date of June 11, 2016.

On December 19, 2013, in connection with the Mergers, the Company assumed $321.0 million of existing first mortgage loans that are secured by the properties. The mortgage loan for CityWestPlace buildings I and II carries a balance of $117.7 million at December 31, 2013, with a fixed interest rate of 6.2% and a maturity date of July 6, 2016. The mortgage loan for CityWestPlace buildings III and IV carries a balance of $93.4 million at December 31, 2013, with a fixed interest rate of 5.0% and a maturity date of March 5, 2020. The mortgage loan for San Felipe Plaza carries a balance $110.0 million at December 31, 2013, with a fixed interest rate of 4.8% and a maturity date of December 1, 2018.

On April 8, 2014, the Company repaid the first mortgage debt secured by Bank of America Center and terminated the related $33.9 million floating-to-fixed interest rate swap. The terminated $33.9 million swap had a liability value of $1.9 million which was rolled into the pricing set for the new $100.0 million swap.

On April 14, 2014, the Company purchased One Orlando Centre in Orlando, Florida, and simultaneously restructured the existing first mortgage loan secured by the property. The existing $68.3 million first mortgage note was restructured into a new $54.0 million first mortgage note and a $15.3 million subordinated note. Upon the sale or recapitalization of the property, proceeds are to be distributed first to the lender up to the amount of outstanding principal of the first mortgage note; second, to the Company up to its equity investment; third, to the Company until it receives a 12% annual return on its equity investment; fourth, 60% to the Company and 40% to the lender until the subordinated note is repaid in full; and fifth, to the Company at 100%. At the acquisition date, and as of December 31, 2014, the fair value of the subordinated note was zero.

On July 2, 2014, Fund II closed on a construction loan secured by the Hayden Ferry Lakeside III development in the Tempe submarket of Phoenix, Arizona, for $43.0 million, or 62.5% of the total estimated cost of the development, which will be funded subsequent to Fund II's and the Company's equity investment in the development. The loan is initially a 35% recourse loan to Fund II that will be reduced to non-recourse upon stabilization of the property. The loan is cross-collateralized with Fund II's Hayden Ferry Lakeside I, Hayden Ferry Lakeside II, Hayden Ferry Lakeside IV and the adjacent parking garage. The loan matures on July 25, 2018, is interest-only through maturity, and has an interest rate of one-month LIBOR plus 1.80% which decreases to 1.60% upon stabilization. As of December 31, 2014, the balance of the construction loan payable was approximately $481,000.

On November 17, 2014, the Company terminated the Austin Joint Venture. As part of the agreement, the Company acquired CalSTRS' 60% interest in One Congress Plaza and San Jacinto Center, resulting in 100% ownership of these two assets. As a result the Company assumed a mortgage loan with a balance of $128.0 million at December 31, 2014, with a fixed interest rate of 3.2% and a maturity date of June 11, 2017 for One Congress Plaza, and assumed a mortgage loan with a balance of $101.0 million at December 31, 2014, with a fixed interest rate of 3.2% and a maturity date of June 11, 2017 for San Jacinto Center.

On December 31, 2014, the Company extinguished the mortgage loan associated with Raymond James Tower in Memphis, Tennessee with a principal balance of $7.9 million. The Company incurred a loss on extinguishment of debt of approximately $2.1 million as part of the repayment.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2014, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2014 and 2013, the Company recorded $32,000 and $127,000, respectively, of hedge ineffectiveness in earnings attributable to the redesignation of several interest rate swaps.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During 2015, the Company estimates that an additional $6.9 million will be reclassified as an increase to interest expense. During the year ended December 31, 2014, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur. The accelerated amounts were a loss of $180,000.

The Company's interest rate hedge contracts at December 31, 2014 and 2013 are summarized as follows (in thousands):

							Asset (Liability) Balance
							December 31,
Type of Hedge	Balance Sheet Location	Associated Loan	Notional Amount	Maturity Date	Reference Rate	Fixed Rate	2014	2013
Swap	Receivables and Other Assets	5-year term loan	50,000	09/27/2017	1-month LIBOR	0.7%	452	769
Swap	Account payable and other liabilities	5-year term loan	120,000	06/11/2018	1-month LIBOR	1.6%	(1,438)	(985)
Swap	Account payable and other liabilities	Corporate Center IV	13,671	10/08/2018	1-month LIBOR	3.3%	(18)	90
Swap	Receivables and Other Assets	5-year term loan	75,000	09/27/2017	1-month LIBOR	0.7%	679	1,162
Swap	Account payable and other liabilities	Hayden Ferry Lakeside II	3,750	01/25/2018	1-month LIBOR	1.7%	(71)	(49)
Swap	Account payable and other liabilities	Bank of America Center	33,875	11/18/2017	1-month LIBOR	4.7%	—	(1,973)
Swap	Account payable and other liabilities	Hayden Ferry Lakeside I	21,887	01/25/2018	1-month LIBOR	4.5%	(877)	(1,067)
Swap	Account payable and other liabilities	Hayden Ferry Lakeside II	43,125	01/25/2018	1-month LIBOR	1.5%	(413)	(383)
Swap	Account payable and other liabilities	245 Riverside	9,166	09/30/2018	1-month LIBOR	5.2%	(617)	(703)
Swap	Account payable and other liabilities	Corporate Center IV	22,329	10/08/2018	1-month LIBOR	5.4%	(1,613)	(1,843)
Swap	Account payable and other liabilities	Two Ravinia	22,100	11/18/2018	1-month LIBOR	5.0%	(1,317)	(1,427)
Swap	Account payable and other liabilities	5 year term loan	5,000	04/01/2019	1-month LIBOR	1.7%	(60)	—
Swap	Account payable and other liabilities	7 year term loan	100,000	03/31/2021	1-month LIBOR	2.6%	(4,652)	—
							$(9,945)	$(6,409)

On March 25, 2013, in connection with the purchase of the Teacher Retirement System of Texas' ("TRST") interest in the Tampa Fund II Assets, the Company assumed the remaining 70% of two interest rate swaps, which have a total notional amount of $34.6 million.

On May 31, 2013, the Company executed a floating-to-fixed interest rate swap for a notional amount of $13.5 million, associated with the first mortgage loan secured by Corporate Center IV in Tampa, Florida, which fixes LIBOR at 3.3% through October 8, 2018.

On June 12, 2013, the Company executed a floating-to-fixed interest rate swap for a notional amount of $120.0 million, associated with its $120.0 million unsecured term loan that fixes LIBOR at 1.6% for five years, which resulted in an initial all-in interest rate of 3.3%. The interest rate swap matures June 11, 2018.

On June 28, 2013, the Company modified the existing mortgage loan secured by Hayden Ferry II, an office property located in the Tempe submarket of Phoenix, Arizona. The loan modification eliminates quarterly principal payments of $625,000. As a result of the modification, loan payments are now interest-only through February 2015. The mortgage loan bears interest at LIBOR plus an applicable spread which ranges from 250 to 350 basis points. The Company entered into a floating-to-fixed interest rate swap which fixed LIBOR on the original loan at 1.5% through January 2018. Effective August 1, 2013, the Company entered into a second floating-to-fixed interest rate swap which fixes LIBOR at 1.7% through January 2018 on the additional notional amount associated with the loan modification. This loan is cross-defaulted with Hayden Ferry I, IV and V.

Effective June 12, 2013, the Company entered into a floating-to-fixed interest rate swap related to one-month LIBOR with a value of $120.0 million, locking LIBOR at 1.6% through June 11, 2018. On April 1, 2014, the Company dedesignated two of its existing floating-to-fixed interest rate swaps totaling $125.0 million that were previously associated with the $125.0 million five-year unsecured term loan and redesignated the swaps as a cash flow hedge of the risk of changes in cash flows attributable to changes in the benchmark interest rate for one-month LIBOR related to indexed interest payments made each month, regardless of the specific debt agreement from which they may flow. The two swaps totaling $125.0 million lock LIBOR at 0.7% through September 27, 2017. Additionally, on the same date, the Company entered into a new $5.0 million floating-to-fixed interest rate swap attributable to one-month LIBOR indexed interest payments made each month. The new $5.0 million swap has a fixed rate of 1.7%, an effective date of April 1, 2014 and matures on April 1, 2019.

The Company also terminated the $33.9 million swap designated to the Bank of America Center first mortgage. The net impact of the changes made to the existing swaps during the second quarter of 2014 resulted in a one-time increase in interest expense of approximately $121,000.

On April 1, 2014, the Company entered into a new $100.0 million floating-to-fixed interest rate swap attributable to one-month LIBOR indexed interest payments made each month. The $100.0 million swap has a fixed rate of 2.6%, an effective date of April 1, 2014 and a maturity date of March 31, 2021. The Company entered into this interest rate swap in connection with its $100.0 million seven-year unsecured term loan that bears interest at LIBOR plus the applicable margin which ranges from 1.75% to 2.30% based on the Company's overall leverage. The current spread associated with the loan is 1.75% resulting in an all-in rate of 4.31%.

The Company designated these swaps as cash flow hedges of the variable interest payments associated with the mortgage loans.

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss)

The table below presents the effect of the Company's derivative financial instruments on the Company's consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2014, 2013, and 2012 (in thousands):

	Year Ended
Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	December 31,
	2014	2013	2012
Amount of gain (loss) recognized in other comprehensive income on derivative	$(10,968)	$4,110	$(7,413)
Amount of loss reclassified from accumulated other comprehensive income into interest expense	(7,445)	(5,615)	(4,117)
Amount of gain reclassified from accumulated other comprehensive income into non-cash expense on interest rate swap included in discontinued operations	—	—	215
Amount of loss recognized in income on derivative (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	(212)	(390)	—

Note 9 - Fair Values of Financial Instruments

FASB ASC 820, "Fair Value Measurements and Disclosures" (“ASC 820”), defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also provides guidance for using fair value to measure financial assets and liabilities. The Codification requires disclosure of the level within the fair value hierarchy in which the fair value measurements fall, including measurements using quoted prices in active markets for identical assets or liabilities (Level 1), quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active (Level 2), and significant valuation assumptions that are not readily observable in the market (Level 3).

Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	As of December 31,
	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$116,241	$116,241	$58,678	$58,678
Mortgage loan receivable	3,417	3,417	3,502	3,502
Interest rate swap agreements	1,131	1,131	2,021	2,021
Financial Liabilities:
Mortgage notes payable	$1,339,450	$1,327,637	$1,097,493	$1,062,648
Notes payable to banks	481,500	477,967	303,000	302,393
Interest rate swap agreements	11,077	11,077	8,429	8,429

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

Mortgage loan receivable: The carrying amount for the mortgage loan approximates fair value.

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

Non-financial assets and liabilities recorded at fair value on a non-recurring basis include the following: (1) non-financial assets and liabilities measured at fair value in a business combination; (2) impairment or disposal of long-lived assets measured at fair value; and (3) equity method investments or cost method investments measured at fair value due to an impairment. The fair values assigned to the Company's purchase price allocations utilize Level 2 and Level 3 inputs as defined by ASC 820. The fair value assigned to the long-lived assets for which there was impairment recorded utilize Level 2 inputs as defined by ASC 820.

Note 10 - Accounts Payable and Other Liabilities

The following represents the composition of Accounts Payable and Other Liabilities as of December 31, 2014 and 2013:

	December 31,
	2014	2013
	(In thousands)
Office and parking property payables:
Accrued expenses and accounts payable	$43,359	$51,572
Accrued property taxes	25,652	16,529
Prepaid rents	16,311	16,923
Deferred revenues	105	654
Security deposits	7,964	4,991
Below market lease value	105,504	86,046
Accumulated amortization – below market lease value	(29,251)	(10,050)
Corporate payables	11,854	5,486
Deferred tax liability	470	11
Accrued payroll	3,210	3,081
Fair value of interest rate swaps	11,077	8,429
Interest payable	6,158	5,249
	$202,413	$188,921

Restructuring charges reflected in the accompanying consolidated statements of operations and comprehensive income (loss) relate primarily to one-time termination benefits. The Company recognizes these severance and other charges when the requirements of FASB ASC 420, "Exit or Disposal Cost Obligations," have been met regarding a plan of termination and when communication has been made to employees. During the years ended December 31, 2014 and 2013, the Company recorded $1.6 million and $4.7 million, respectively, of restructuring charges in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss) related primarily to severance costs associated with the departure of management and other personnel as a result of the Company's closing of its Jackson, Mississippi office. Total cumulative restructuring costs expected to be incurred include approximately $18.1 million of severance costs associated with the merger.

Cost Type	Restructuring Costs Liability at December 31, 2013	Restructuring Costs Incurred for the Year Ended December 31, 2014	Cash Payments for the Year Ended December 31, 2014	Restructuring Costs Liability at December 31, 2014	Total Cumulative Restructuring Costs Expected to Be Incurred
Severance - management and other personnel	$21,691	$1,130	$22,821	$—	$22,821
Other	—	489	399	90	489
Total restructuring costs	$21,691	$1,619	$23,220	$90	$23,310

Note 11 - Net Income (Loss) Per Common Share

The computation of diluted EPS is as follows (in thousands, except per share data):

	Year Ended
	December 31,
	2014	2013	2012
	(in thousands, except per share data)
Numerator:
Basic net income (loss) attributable to common stockholders	$42,943	$(29,687)	$(51,249)
Effect of net income attributable to noncontrolling interests - unit holders	2,089	—	—
Diluted net income (loss) attributable to common stockholders	$45,032	$(29,687)	$(51,249)
Denominator:
Basic weighted average shares outstanding	101,913	66,336	31,542
Effect of operating partnership units	5,200	—	—
Effect of restricted share units	182	—	—
Effect of restricted shares	13	—	—
Effect of deferred incentive share units	11	—	—
Diluted adjusted weighted average shares outstanding	107,319	66,336	31,542

Basic and diluted net income (loss) per share attributable to Parkway Properties, Inc.	$0.42	$(0.45)	$(1.62)

The computation of diluted EPS for 2014 included the effect of operating partnership units, restricted share units, restricted shares, and deferred incentive share units. The computation of diluted EPS for 2013 and 2012 did not include the effect of operating partnership units, restricted share units, restricted shares, deferred incentive share units, and LTIP units as their inclusion would have been anti-dilutive. Terms and conditions of these awards are described in "Note 16—Share-Based and Long-Term Compensation Plans."

Note 12 - Stockholders' Equity

Preferred Stock

In June 2003, the Company sold 2.4 million shares of 8.0% Series D Cumulative Redeemable Preferred Stock ("Series D Preferred Stock") with net proceeds to the Company of approximately $58.0 million. On August 12, 2010, the Company issued an additional 1.97 million shares of its Series D Preferred Stock at a price of $23.757 per share, equating to a yield of 8.5% (excluding accrued dividends). On May 18, 2011, the Company issued approximately 1.0 million additional shares of its Series D Preferred Stock to an institutional investor at a price of $25.00 per share, equating to a yield of 8.0%, and the Company used the net proceeds of approximately $26.0 million to fund the combination with Eola and the Company's share of equity contributions to purchase Fund II office and parking properties. The Series D Preferred Stock had no stated maturity, sinking fund or mandatory redemption and was not convertible into any other securities of the Company. At December 31, 2012, the Company had a total of 5.4 million shares of Series D Preferred Stock outstanding, with a $25 liquidation value per share, and the shares were redeemable at the option of the Company at any time upon proper notice.

On April 25, 2013, the Company redeemed all of its outstanding Series D Preferred Stock. The Company paid $136.3 million to redeem the preferred shares and incurred a charge during the second quarter 2013 of approximately $6.6 million, which represents the difference between the costs associated with the issuances, including the price at which such shares were paid, and the redemption price. The Company declared dividends of $0.63 and $2.00 per share for the Series D Preferred stock for 2013 and 2012, respectively.

On May 3, 2012, the Company entered into the Purchase Agreement, by and among the Company and TPG VI Pantera Holdings, L.P. ("TPG Pantera").  Pursuant to the terms of the Purchase Agreement, on June 5, 2012, the Company issued to TPG Pantera 4.3 million shares, or approximately $48.4 million, of common stock and approximately 13.5 million shares, with an initial liquidation value of $151.6 million, of Series E Preferred Stock. The Company incurred approximately $13.9 million in transaction costs as it related to the issuance of equity and these were recorded as a reduction to proceeds received. During the year ended December 31, 2012, the Company issued an additional 6,666 shares of Series E Preferred Stock and 11,733 shares of common stock to TPG Pantera in lieu of director's fees and paid approximately $5.0 million and $1.0 million in dividends on common stock and Series E Preferred Stock, respectively, to TPG Pantera.

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

On January 10, 2014, the Company completed an underwritten public offering of 10,500,000 shares of its common stock at the public offering price of $18.15. On February 11, 2014, the Company sold an additional 1,325,000 shares of its common stock at the public offering price of $18.15 pursuant to the exercise of the underwriters’ option to purchase additional shares. The net proceeds from the offering, including shares sold pursuant to the underwriters’ option to purchase additional shares, after deducting the underwriting discount and offering expenses payable by the Company, were approximately $205.2 million which the Company used to fund acquisitions, to repay amounts outstanding from time to time under the Company’s senior unsecured revolving credit facility, and for general corporate purposes.

On September 26, 2014, the Company completed an underwritten public offering of 10,000,000 shares of its common stock at the public offering price of $18.60. On October 2, 2014, the Company sold an additional 1,500,000 shares of its common stock at the public offering price of $18.60 pursuant to the exercise of the underwriters’ option to purchase additional shares. The net proceeds from the offering, including shares sold pursuant to the underwriters' option to purchase additional shares, after deducting the underwriting discount and offering expenses payable by the Company, were approximately $204.8 million. The Company used the net proceeds from the offering, including the net proceeds from the shares sold pursuant to the underwriters' option, to fund acquisitions and to repay amounts under its senior unsecured revolving credit facility.

On May 28, 2014, the Company entered into an ATM Equity OfferingSM Sales Agreement (the "Sales Agreement") with various agents whereby it may sell, from time to time, shares of its common stock having aggregate gross sales proceeds of up to $150.0 million through an "at-the-market" equity offering program. Sales may be made to the agents in their capacity as sales agents or as principals. The Company intends to use the net proceeds for general corporate purposes, which may include repaying temporarily amounts outstanding from time to time under its senior unsecured revolving credit facility, for working capital and capital expenditures, and to fund potential acquisitions or development of office properties. The Company is required to pay each agent a commission that will not exceed, but may be lower than, 2.0% of the gross sales price of the shares sold through such agent.

During the year ended December 31, 2014, the Company sold 391,900 shares of common stock under the program for net offering proceeds of approximately $8.0 million after deducting commissions of approximately $122,000. The Company used the net proceeds for general corporate purposes, including repaying amounts outstanding under its senior unsecured revolving credit facility and to fund acquisitions and development of office and parking properties.

Note 13 - Noncontrolling Interests

The Company has an interest in two joint ventures that are included in its consolidated financial statements: Fund II assets and the Murano residential condominium project.

Fund II

The following represents the detailed information on the Fund II assets as of December 31, 2014:

		Company's
Property Name	Location	Ownership %
Hayden Ferry Lakeside I	Phoenix, AZ	30.0%
Hayden Ferry Lakeside II	Phoenix, AZ	30.0%
Hayden Ferry Lakeside III	Phoenix, AZ	70.0%
Hayden Ferry Lakeside IV and adjacent garage	Phoenix, AZ	30.0%
245 Riverside	Jacksonville, FL	30.0%
3344 Peachtree	Atlanta, GA	33.0%
Two Ravinia	Atlanta, GA	30.0%
Two Liberty Place	Philadelphia, PA	19.0%

Fund II, a $750.0 million discretionary fund, was formed on May 14, 2008 and was fully invested at February 10, 2012. Fund II was structured such that TRST as a 70% investor and the Company as a 30% investor in the fund, with an original target capital structure of approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt. Fund II acquired 13 properties in Atlanta, Georgia; Charlotte, North Carolina; Phoenix, Arizona; Jacksonville, Orlando, and Tampa, Florida; and Philadelphia, Pennsylvania. In August 2012, Fund II increased its investment capacity by $20.0 million to purchase Hayden Ferry III, IV and V, a 2,500 space parking garage, an office property and a vacant parcel of development land, all adjacent to Hayden Ferry I and Hayden Ferry II in Phoenix, Arizona. In August 2013, Fund II expanded its investment guidelines solely for the purpose of authorizing the purchase of a parcel of land available for development in Tempe, Arizona. In April 2014, Fund II authorized the development of Hayden Ferry Lakeside III, as well as the transfer of an interest in the owner of Hayden Ferry Lakeside III, a subsidiary of Fund II, to the Operating Partnership, such that the Company owns a 70% indirect interest in Hayden Ferry Lakeside III.

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

On March 25, 2013, the Company purchased TRST's 70% interest in the Tampa Fund II Assets, three office properties located in the Westshore submarket of Tampa, Florida, giving us a 100% ownership of the property. The Company's purchase price for TRST's 70% interest in the Tampa Fund II Assets was $97.5 million, based on an agreed-upon gross valuation of $139.3 million. Simultaneously with closing, the Company assumed $40.7 million of existing mortgage indebtedness that is secured by the properties, which represents TRST's 70% share of the approximately $58.1 million of existing mortgage indebtedness. The three office properties include Corporate Center IV, Cypress Center I, II, III and Cypress Center garage, and The Pointe. The Tampa Fund II Assets' office properties and associated mortgage loans were previously included in the Company's consolidated balance sheets and statements of operations and comprehensive income (loss).

On December 23, 2013, the Company acquired TRST's 70% interest in the Bank of America Center, an office building located in the central business district of Orlando, Florida, giving us 100% ownership of the property. The purchase price for TRST's 70% interest in the Bank of America Center was $52.5 million, based on an agreed-upon gross valuation of $75.0 million, including the assumption of approximately $23.7 million of existing mortgage indebtedness. The existing mortgage loan secured by the Bank of America Center has a current outstanding balance of approximately $33.9 million, a fixed interest rate of 4.74% and a maturity date of May 2018. The Bank of America Center and its associated mortgage loan were previously included in its consolidated balance sheets and statements of operations and comprehensive income (loss).

Austin Joint Venture

On December 19, 2013, the Company acquired TPGI's interest in the Austin Joint Venture in connection with the Mergers. The Company and Madison owned a 50% interest in the joint venture with CalSTRS. The Austin Joint Venture owned the following properties: San Jacinto Center; Frost Bank Tower; One Congress Plaza; One American Center; and 300 West 6th Street.

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

Murano Residential Condominium Project

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

Other Noncontrolling Interests

The Company’s interest in its properties is held through the Operating Partnership.  All decisions relating to the operations and distributions of the Operating Partnership are made by the Company, which serves indirectly as the sole general partner of the Operating Partnership.  The Company owns a 95.5% interest in the Operating Partnership at December 31, 2014.  Noncontrolling interests in the Operating Partnership represents common Operating Partnership units that are not owned by the Company. Interests in the Operating Partnership are owned by limited partners who contributed properties and other assets to the Operating Partnership in exchange for common Operating Partnership units as part of merger and acquisition activities.  Limited partners have the right under the partnership agreement of the Operating Partnership to tender their units for redemption in exchange for cash or shares of the Company’s common stock, as selected by the Company in its sole and absolute discretion. Accordingly, the Company classifies the common Operating Partnership units held by limited partners in permanent equity because the Company may elect to issue shares of its common stock to limited partners exercising their redemption rights rather than using cash.

Noncontrolling interests - unit holders include (a) 900,000 outstanding common units in the Operating Partnership that were issued in connection with the Company's acquisition of Lincoln Place, an office building located in the South Beach submarket in Miami, Florida, and (b) approximately 4.3 million outstanding common units in the Operating Partnership that were issued in exchange for outstanding limited partnership interests in TPGI in connection with the Mergers.

Income is allocated to noncontrolling interests based on the weighted average percentage ownership during the year.

Note 14 - Discontinued Operations

All current and prior period income from the following office and parking property dispositions are included in discontinued operations for the years ended December 31, 2014, 2013 and 2012 (in thousands).

Office and Parking Properties	Location	Date of Sale	Net Sales Price	Net Book Value of Real Estate	Gain on Sale	Impairment Loss
Falls Pointe	Atlanta, GA	01/06/2012	$5,824	$4,467	$1,357	$—
111 East Wacker	Chicago, IL	01/09/2012	153,240	153,237	3	19,050
Renaissance Center	Memphis, TN	03/01/2012	27,661	24,629	3,032	9,200
Non-Core Assets	Various	Various	125,486	122,157	3,329	51,889
Overlook II	Atlanta, GA	04/30/2012	29,467	28,689	778	10,500
Wink	New Orleans, LA	06/08/2012	705	803	(98)	—
Ashford Center/Peachtree Ridge	Atlanta, GA	07/01/2012	29,440	28,148	1,292	17,200
Sugar Grove	Houston, TX	10/23/2012	10,303	7,058	3,245	—
2012 Dispositions (1)			$382,126	$369,188	$12,938	$107,839
Atrium at Stoneridge (2)	Columbia, SC	03/20/2013	2,966	2,424	542	3,500
Waterstone (3)	Atlanta, GA	07/10/2013	3,247	3,207	40	3,000
Meridian (3)	Atlanta, GA	07/10/2013	6,615	6,560	55	1,600
Bank of America Plaza	Nashville, TN	07/17/2013	41,093	29,643	11,450	—
Lakewood II	Atlanta, GA	10/31/2013	10,240	4,403	5,837	—
Carmel Crossing	Charlotte, NC	11/08/2013	36,673	22,104	14,569	—
2013 Dispositions (4)			$100,834	$68,341	$32,493	$8,100
Woodbranch Building	Houston, TX	01/14/2014	14,424	4,450	9,974	—
Mesa Corporate Center (3)	Phoenix, AZ	01/31/2014	12,257	11,768	489	5,600
2014 Dispositions (5)			$26,681	$16,218	$10,463	$5,600

(1) Total gain on the sale of real estate in discontinued operations recognized for the year ended December 31, 2012 was $12.9 million, of which $8.1 million was the Company's proportionate share.
(2) The impairment loss on real estate in connection with Atrium at Stoneridge was recognized in discontinued operations during the year ended December 31, 2012.
(3) The impairment loss on real estate recognized in discontinued operations during the year ended December 31, 2013 was comprised of a $4.6 million loss in connection with the Company's Waterstone and Meridian properties that were sold in 2013 and a $5.6 million loss in connection with the valuation of Mesa Corporate Center based on its estimated fair value of the asset, and which was classified as held for sale at December 31, 2013.
(4) Total gain on the sale of real estate in discontinued operations recognized during the year ended December 31, 2013 was $32.5 million, of which $18.2 million was the Company's proportionate share.
(5) With the adoption of ASU 2014-08, "Reporting Discontinued Operations and Disposals of Components of an Entity" effective January 1, 2014, the Company's 2014 sales of the Woodbranch Building and Mesa Corporate Center are included in discontinued operations for the year ended December 31, 2014 as these properties were previously classified as held for sale at December 31, 2013. The Company's 2014 sales of Schlumberger Building and 525 North Tryon are included in the continuing operations section of the consolidated statement of operations and comprehensive income (loss) as they were not previously classified as held for sale in any prior period financial statements.

The amount of revenues and expenses for these office and parking properties reported in discontinued operations for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	Year Ended
	December 31,
	2014	2013	2012
Statement of Operations:
Revenues
Income from office and parking properties	$99	$14,976	$34,345
	99	14,976	34,345
Expenses
Operating expenses	373	6,835	15,029
Management company expense	1	(39)	350
Interest expense	—	485	6,143
(Gain) loss on extinguishment of debt	—	2,149	(1,494)
Non-cash expense on interest rate swap	—	—	(215)
Depreciation and amortization	116	4,561	7,843
Impairment loss	—	10,200	3,500
	490	24,191	31,156
Other Income/Expenses
Equity in loss of unconsolidated joint ventures	—	—	(19)
Income (loss) from discontinued operations	(391)	(9,215)	3,170
Gain on sale of real estate from discontinued operations	10,463	32,493	12,938
Total discontinued operations per Statement of Operations	10,072	23,278	16,108
Net (income) loss attributable to noncontrolling interest from discontinued operations	(352)	(13,443)	(4,820)
Total discontinued operations – Parkway's Share	$9,720	$9,835	$11,288

Note 15 - Income Taxes

The Company elected to be taxed as a REIT under the Internal Revenue Code, commencing with its taxable year ended December 31, 1997. In January 1998, the Company completed its reorganization into an UPREIT structure under which substantially all of the Company's real estate assets are owned by the Operating Partnership. Presently substantially all interests in the Operating Partnership are owned by the Company and a wholly owned subsidiary. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its stockholders. It is management's current intention to adhere to these requirements and maintain the Company's REIT status, and the Company was in compliance with all REIT requirements at December 31, 2014. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. The Operating Partnership and its subsidiary, which is a pass-through entity generally not subject to federal and state income taxes, as all of the taxable income, gains and deductions are passed through its partners. However, the Operating Partnership is subject to income taxes in Texas. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes.

As of December 31, 2014, the Company had NOL carryforwards for federal income tax purposes of $254.8 million (including $88.4 million of NOLs from the Mergers). On December 10, 2012, the Company believes a change in ownership pursuant to Section 382 of the Code has occurred. Accordingly, $160.8 million of NOLs in existence as of December 10, 2012 are subject to an annual Section 382 limitation of $15.4 million. The historic NOLs of TPGI are also subject to Section 382 limitation. The Company's NOL carryforwards (including NOLs of TPGI) are subject to varying expiration dates beginning in 2018 through 2033. As of December 31, 2014, the Company recorded a full valuation allowance against its deferred tax asset associated with the net operating losses due to the uncertainty of future utilization. The utilization of these NOLs can cause the Company to incur a small alternative minimum tax.

    The Company's income differs for income tax and financial reporting purposes principally because real estate owned has a different basis for tax and financial reporting purposes, producing different gains upon disposition and different amounts of annual depreciation.

The following reconciles GAAP net income (loss) to taxable income (loss) for the years ended December 31, 2014, 2013 and 2012 (in thousands) (Unaudited):

	2014	2013	2012
GAAP net income (loss)	$42,943	$(19,650)	$(39,395)
Less: Taxable REIT subsidiary GAAP net income (loss)	10,235	6,154	46,896
GAAP net income (loss) from REIT operations (1)	53,178	(13,496)	7,501
GAAP to tax adjustments:
Depreciation and amortization	69,597	42,086	10,619
Gains and losses from capital transactions	(62,222)	776	(115,065)
Share-based compensation expense	7,821	2,569	205
Amortization of mortgage loan premium	(6,495)	(567)	32
Allowance for doubtful accounts	(295)	855	(480)
Vesting of restricted shares and dividends	(31)	(225)	(674)
Deferred revenue	(550)	1,458	(329)
Capitalizable acquisition costs	3,292	12,980	2,119
Straight line rent	(7,498)	(2,148)	(2,883)
Interest expense	(122)	—	(214)
Nontaxable dividend income	(3,189)	(1,732)	(3,707)
Prepaid revenue	(3,105)	4,557	—
Prepaid insurance	877	(955)	—
Other differences	245	(1,288)	829
Taxable income (loss) before adjustments (2)	51,503	44,870	(102,047)
Less: NOL carry forward	—	—	—
Adjusted taxable income subject to 90% dividend requirement	$51,503	$44,870	$—

(1)	GAAP net income (loss) from REIT operations is net of amounts attributable to noncontrolling interests.

(2)	An estimated taxable income (loss) before adjustments is presented. The Company plans to file its 2014 tax return with the IRS on or before the extended due date of September 15, 2015.

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

Certain income and expense items of taxable REIT subsidiaries are accounted for differently for financial reporting and income tax purposes. Deferred income tax assets and liabilities are determined based on the difference between the financial statement and the tax bases of assets and liabilities, applying enacted statutory income tax rates in effect for the year in which the differences are expected to reverse. As of December 31, 2014, the Company recorded a net deferred tax asset of $4.6 million. Deferred tax assets generally represent items that can be used as a tax deduction in the Company's tax returns in future years for which the Company has already recorded a tax benefit in its consolidated statement of operations.

The significant components of the net deferred tax liabilities (assets) as of December 31, 2014 and 2013 are as follows (in thousands):

	December 31,
	2014	2013
	(In thousands)
Capitalizable transaction costs	$(784)	$(831)
Contingent consideration	(1,411)	(1,499)
Management contracts	(2,377)	2,017
Murano	(331)	—
Peachtree investment	469	—
Other	(135)	(155)
Valuation allowance	—	479
Total deferred tax liabilities (assets)	$(4,569)	$11

    FASB ASC 740-10-30 ("ASC 740-10-30") "Accounting for Income Taxes" subsection "Initial Measurement," requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. In determining whether the deferred tax asset is realizable, the Company considers all available positive and negative evidence, including future reversal of existing taxable temporary differences, carryback potential, tax-planning strategies and its ability to generate sufficient taxable income in future years. During 2014, sufficient positive evidence became available to reach a conclusion that the valuation allowance is no longer needed and, as a result, the Company released the entire valuation allowance. This release resulted in the recognition of certain deferred tax assets and a decrease in income tax expense for the period.

The components of income tax benefit (expense) for the years ended December 31, 2014, 2013, and 2012 are as follows (in thousands):

	Year Ended
	December 31,
Current:	2014	2013	2012
Federal	$(2,876)	$(488)	$(914)
State	(2,026)	(67)	(202)
Total Current	(4,902)	(555)	(1,116)
Deferred:
Federal	3,868	1,582	722
State	895	378	133
Total Deferred	4,763	1,960	855
Total income tax benefit (expense)	$(139)	$1,405	$(261)

Consolidated income (loss) subject to tax consists of pretax income or loss of taxable REIT subsidiaries. For the years ended December 31, 2014 and 2013 the Company had consolidated losses subject to tax of $2.6 million and $5.8 million, respectively. The reconciliation of income tax benefit (expense) computed at the U.S. statutory rate is shown below (in thousands):

	2014		2013
	Amount	Percentage	Amount	Percentage
Tax at U.S. statutory rates on consolidated income (loss) subject to tax	$897	34.0%	$1,990	34.0%
State income tax, net of federal tax benefit	(1,090)	(41.3)%	185	3.2%
Effect of permanent differences	(41)	(1.6)%	(291)	(5.0)%
Valuation allowance	479	18.1%	(479)	(8.2)%
Other - Peachtree	(422)	(16.0)%	—	—%
Other	38	1.5%	—	—%
Total income tax benefit (expense)	$(139)	(5.3)%	$1,405	24.0%

The Company's federal income tax returns for tax years 2011 through 2014 remain open and subject to examination by the taxing authorities.

On December 19, 2013, the Company completed the Mergers. The Company assumed TPGI’s ownership interest in two wholly owned office properties in Houston, Texas and five office properties in Austin, Texas in the PKY/CalSTRS Austin, LLC discussed in "Note 4 - Investments in Unconsolidated Joint Ventures", and mortgage notes payable discussed in "Note 8—Capital and Financing Transactions". As set forth in the Merger Agreement, the parties to the Parent Merger intended that the Parent Merger be treated as a reorganization within the meaning of Section 368(a) of the Code. Assuming that, as intended, the Parent Merger qualified as a reorganization, because TPGI was a C corporation, the Company is subject to the rules applicable to REITs acquiring assets with "built-in gain" from C corporations in reorganizations. Pursuant to these rules, the Company is subject to corporate income tax to the extent that unrealized gain on historic TPGI assets (determined at the time of the Parent Merger) is recognized in taxable dispositions of such assets in the ten-year period following the Parent Merger. In addition, in connection with the Parent Merger, the Company succeeded to $88.4 million (or $30.9 million of deferred tax asset) of historic TPGI net operating loss carryovers (determined for U.S. federal income tax purposes), the utilization of which is subject to limitations under Section 382 of Code. In addition, the Company has deferred tax assets associated with California and Pennsylvania net operating losses of $1.4 million, and $2.8 million, respectively. ASC 740-10-30 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. Future realization of the deferred tax asset is dependent on the reversal of existing taxable temporary differences, carryback potential, tax-planning strategies and on us generating sufficient taxable income in future years. As of December 31, 2014, a valuation allowance has been established against the net deferred tax assets that will more likely than not be realized of $25.3 million, $1.0 million and $2.1 million for federal, California and Pennsylvania, respectively. At December 31, 2013, a deferred tax liability of approximately $11,000 has been recorded to reflect Texas Margin Tax for the sale of Four Points.

FASB ASC 740-10-25, "Accounting for Income Taxes" subsection "Recognition," clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company's policy is to recognize interest and penalties related to unrecognized tax benefits as components of income tax expense. As of December 31, 2014, there is no interest or penalty associated with unrecognized tax benefits.

At December 31, 2014, the Company has recorded unrecognized tax benefits of approximately $6.9 million, acquired as part of the TPGI merger and, if recognized, would not affect its effective tax rate. The Company has sufficient NOLs to utilize for current or future tax liabilities.

A reconciliation of the Company’s unrecognized tax benefits as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
	(In thousands)
Unrecognized Tax Benefits - Opening Balance	$7,999	$—
Gross increases - current period tax positions	—	7,999
Gross decreases - lapse of statute of limitations	(1,142)	—
Unrecognized Tax Benefits - Ending Balance	$6,857	$7,999

The following reconciles cash dividends paid with the dividends paid deduction for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
	Estimated	Actual	Actual
Cash dividends paid	$76,735	$45,189	$26,306
Less: Dividends on deferred compensation plan shares	—	—	(3)
Less: Dividends absorbed by current earnings and profits	(76,735)	(36,291)	—
Less: Return of capital	—	(8,898)	(26,303)
Dividends paid deduction	$—	$—	$—

The following characterizes distributions paid per common share for the years ended December 31, 2014, 2013 and 2012 (Unaudited):

	2014		2013		2012
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$0.7141	95.2%	$0.4425	69.4%	$—	—%
Capital gain	0.0359	4.8%	—	—%	—	—%
Unrecaptured Section 1250 gain	—	—%	0.0831	13.0%	—	—%
Return of capital	—	—%	0.1119	17.6%	0.3750	100.0%
	$0.7500	100.0%	$0.6375	100.0%	$0.3750	100.0%

Note 16 - Share-Based and Long-Term Compensation Plans

The Company grants share-based awards under the 2013 Equity Plan. Effective May 16, 2013, the stockholders of the Company approved the 2013 Equity Plan. The 2013 Equity Plan replaced the 2010 Omnibus Equity Incentive Plan (the "2010 Equity Plan") that authorized the grant of up to 600,000 equity-based awards to employees and directors of the Company. Outstanding awards granted under the 2010 Equity Plan continue to be governed by the 2010 Equity Plan. All of the employees of the Company and the Operating Partnership, employees of certain subsidiaries of the Company, non-employee directors, and any consultants or advisors to the Company and the Operating Partnership are eligible to participate in the 2013 Equity Plan.

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

If an award is canceled, forfeited or expires unvested or unexercised, or is settled in cash rather than in shares of common stock, then the shares covered by the portion of the award that is so canceled, forfeited, expired or settled will again become available for award under the plan. Shares repurchased by the Company at the same price paid by a participant will also become available for award under the plan, and the payment of dividend equivalents in cash in conjunction with any outstanding awards will not count against the Share Limit. Shares tendered in payment of an exercise or purchase price, tendered or retained to satisfy the Company’s tax withholding obligation, not issued upon exercise of a stock appreciation right to which they are subject and shares purchased in the open market with cash proceeds of option exercises will not be available for re-issuance under the plan. No shares may be made subject to a grant if that would cause an incentive stock option to fail to qualify as such under the tax code.

Through December 31, 2014, the Company has granted stock options, LTIP units and RSUs (including time-vesting RSUs and performance-vesting RSUs) under the 2013 Equity Plan. As of December 31, 2014, the Company has restricted shares and deferred incentive share units outstanding under the 2010 Equity Plan.

On May 12, 2011, the Board of Directors approved the Company's 2011 Employee Inducement Award Plan (the "2011 Inducement Plan") that authorized the grant of up to 149,573 restricted shares and/or deferred incentive share units to employees and directors of the Company in connection with the combination with Eola. The Plan shall continue in effect until the earlier of (a) its termination by the Board or (b) the date on which all of the shares of stock available for issuance under the Plan have been issued; provided that awards outstanding on that date shall survive in accordance with their terms. The Company no longer grants awards under the 2011 Inducement Plan.

Long-Term Equity Incentives

At December 31, 2014, a total of 1,293,750 shares underlying stock options had been granted to officers of the Company and remain outstanding under the 2013 Equity Plan. The stock options are valued at $5.4 million, which equates to an average price per share of $4.17. Each stock option will vest in increments of 25% per year on each of the first, second, third and fourth anniversaries of the grant date, subject to the grantee's continued service. At December 31, 2014, a total of 372,645 time-vesting RSUs had been granted to officers of the Company and remain outstanding. The time-vesting RSUs are valued at $6.9 million, which equates to an average price per share of $18.49. A total of 138,380 time-vesting RSU awards will vest in increments of 25% per year on each of the first, second, third and fourth anniversaries of the grant date and 234,265 time-vesting RSU awards will vest in increments of 33% per year on each of the first, second, and third anniversaries of the grant date, subject to the grantee's continued service.

At December 31, 2014, a total of 300,636 LTIP units had been granted to officers of the Company and remain outstanding under the 2013 Equity Plan. LTIP units are a form of limited partnership interest issued by the Operating Partnership, and will be considered earned if, and only to the extent to which applicable total shareholder return, ("TSR"), performance measures are achieved during the performance period. Grant date fair values of the LTIP units are estimated using a Monte Carlo simulation model and the resulting expense is recorded regardless of whether the TSR performance measures are achieved if the required service is delivered. The grant date fair values are being amortized over expense over the period from the grant date to the date at which the awards, if any, would become vested. The LTIP units are valued at $2.8 million, which equates to an average price per share of $9.26. At December 31, 2014, a total of 131,888 performance-vesting RSUs had been granted to officers of the Company and remain outstanding under the 2013 Equity Plan. The performance-vesting RSUs are valued at approximately $1.2 million, which equates to an average price per share of $9.08. Each LTIP unit and performance-vesting RSU will vest based on the attainment of total stockholder return targets during the applicable performance period, subject to the grantee's continued service.

At December 31, 2014, a total of 13,769 restricted shares had been granted to officers of the Company and remain outstanding under the 2010 Equity Plan. The restricted shares vest ratably over four years from the date of grant, with the last restricted shares vesting in January 2016. The restricted shares are valued at $201,000, which equates to an average price per share of $14.61. At December 31, 2013, a total of 6,855 deferred incentive share units had been granted to employees of the Company and remain outstanding under the 2010 Equity Plan. The deferred incentive share units are valued at $114,000, which equates to an average price per share of $16.63. The deferred incentive share units vest ratably over four years from the date of grant, with the last deferred incentive share units vesting in December 2015.

On December 24, 2014, the Company entered into a Separation and General Release Agreement (the "Separation Agreement") wherein Henry F. Pratt III resigned from his position as Executive Vice President of Asset Management and Third Party Services. Under the terms of the Separation Agreement, the vesting of certain of Mr. Pratt's outstanding equity and equity-based awards were accelerated as follows: 31,250 shares of company stock options, 13,777 shares of restricted stock units and 844 shares of restricted stock. Mr. Pratt's remaining equity and equity-based awards, including 62,500 shares of company stock options, 29,941 LTIP units, 21,267 restricted stock units and 533 shares of restricted stock, were forfeited. $274,000 of compensation expense was recognized in general and administrative expenses on the Company's consolidated statements of operations and comprehensive income (loss) during the year ended December 31, 2014 related to the separation.

Total compensation expense related to restricted shares, deferred incentive share units, stock options, RSUs, and LTIP units of $8.2 million and $5.7 million was recognized in general and administrative expenses on the Company's consolidated statements of operations and comprehensive income (loss) during the years ended December 31, 2014 and 2013, respectively. Total compensation expense related to non-vested awards not yet recognized was $7.6 million at December 31, 2014. The weighted average period over which this expense is expected to be recognized is approximately one year.

	Restricted Shares		Deferred Incentive Share Units		Stock Options		Restricted Stock Units		LTIP Units
	# of Shares	Weighted Average Grant-Date Fair Value	# of Share Units	Weighted Average Grant-Date Fair Value	# of Options	Weighted Average Grant-Date Fair Value	# of Stock Units	Weighted Average Grant-Date Fair Value	# of LTIP Units	Weighted Average Grant-Date Fair Value
Balance at 12/31/13	27,391	$15.04	14,880	$15.67	1,850,000	$4.17	449,787	$17.65	214,443	$9.79
Granted	—	—	—	—	—	—	234,021	14.34	116,134	8.5
Vested	(12,477)	15.28	(1,605)	16.50	(493,750)	4.17	(132,657)	18.51	—	—
Forfeited	(1,145)	17.56	(6,420)	17.20	(62,500)	4.17	(46,618)	16.20	(29,941)	9.55
Balance at 12/31/14	13,769	$14.61	6,855	$16.63	1,293,750	$4.17	504,533	$16.03	300,636	$9.26
*N/M-Not meaningful

The following table presents the weighted-average assumptions used to estimate the fair values of the options granted in the periods presented:

	Year Ended
	December 31,
	2014	2013	2012
Risk-free interest rate	—	1.01%	—
Expected volatility	—	31.0%	—
Expected life (in years)	—	6	—
Dividend Yield	—	4%	—
Weighted-average estimated fair value of options granted during the year	—	$4.17	—

Defined Contribution Plan

The Company maintains a 401(k) plan for its employees. The Company makes matching contributions of 50% of the employee's contribution (limited to 10% of compensation as defined by the plan) and may also make annual discretionary contributions.  The Company's total expense for this plan was $621,000, $601,000, and $554,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 17 - Selected Quarterly Financial Data (Unaudited):

Summarized quarterly financial data for the years ended December 31, 2014 and 2013 are as follows (in thousands, except per share data):

	2014
	First	Second	Third	Fourth
Revenues (other than gains)	$104,113	$110,460	$115,747	$126,381
Expenses	(94,160)	(103,390)	(106,275)	(133,253)
Operating income (loss)	9,953	7,070	9,472	(6,872)
Interest and other income	368	402	121	561
Equity in earnings (loss) of unconsolidated joint ventures	(478)	(496)	191	(184)
Gain on sale of in-substance real estate	6,289	—	—	—
Gain on sale of real estate	—	—	6,664	69,714
Loss on extinguishment of debt	—	(339)	—	(2,066)
Interest expense	(15,244)	(16,793)	(16,543)	(17,515)
Income tax benefit (expense)	(342)	(257)	(164)	624
Income (loss) from continuing operations	546	(10,413)	(259)	44,262
Discontinued operations:
Loss from discontinued operations	(43)	(50)	(289)	(9)
Gain on sale of real estate from discontinued operations	10,463	—	—	—
Total discontinued operations	10,420	(50)	(289)	(9)
Net income (loss)	10,966	(10,463)	(548)	44,253
Noncontrolling interests	(121)	618	63	(1,825)
Net income (loss) attributable to Parkway Properties, Inc.	10,845	(9,845)	(485)	42,428
Dividends on preferred stock	—	—	—	—
Dividends on preferred stock redemption	—	—	—	—
Net income (loss) attributable to common stockholders	$10,845	$(9,845)	$(485)	$42,428

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations attributable to
Parkway Properties, Inc.	$—	$(0.10)	$—	$0.38
Discontinued operations	0.11	—	—	—
Basic net income (loss) attributable to Parkway Properties, Inc.	$0.11	$(0.10)	$—	$0.38
Dividends per common share	$0.1875	$0.1875	$0.1875	$0.1875
Diluted:
Income (loss) from continuing operations attributable to
Parkway Properties, Inc.	$—	$(0.10)	$—	$0.38
Discontinued operations	0.11	—	—	—
Diluted net income (loss) attributable to Parkway Properties, Inc.	$0.11	$(0.10)	$—	$0.38
Weighted average shares outstanding:
Basic	97,356	99,092	100,016	111,076
Diluted	102,614	99,092	100,016	116,521

	2013
	First	Second	Third	Fourth
Revenues (other than gains) (1)	$68,165	$72,623	$73,325	$77,465
Expenses	(62,372)	(67,047)	(73,445)	(82,226)
Operating income (loss)	5,793	5,576	(120)	(4,761)
Interest and other income	102	82	434	1,618
Equity in earnings (losses) of unconsolidated joint ventures		79	393	(294)
Interest expense	(10,329)	(11,162)	(11,521)	(12,610)
Income tax benefit (expense)	507	384	819	(305)
Loss from continuing operations (1)	(3,927)	(5,041)	(9,995)	(16,352)
Discontinued operations:
Income (loss) from discontinued operations	960	(3,628)	(4,863)	(1,684)
Gain on sale of real estate from discontinued operations	542	—	11,545	20,406
Total discontinued operations (1)	1,502	(3,628)	6,682	18,722
Net income (loss)	(2,425)	(8,669)	(3,313)	2,370
Noncontrolling interests	1,257	1,050	1,007	(10,927)
Net loss attributable to Parkway Properties, Inc.	(1,168)	(7,619)	(2,306)	(8,557)
Dividends on preferred stock	(2,711)	(722)	—	—
Dividends on convertible preferred stock	—	(6,604)	—	—
Net loss available to common stockholders	$(3,879)	$(14,945)	$(2,306)	$(8,557)

Net income (loss) per common share:
Basic:
Loss from continuing operations attributable to
Parkway Properties, Inc.	$(0.09)	$(0.17)	$(0.13)	$(0.21)
Discontinued operations	0.02	(0.05)	0.09	0.09
Basic net loss attributable to Parkway Properties, Inc.	$(0.07)	$(0.22)	$(0.04)	$(0.12)
Dividends per common share	$0.1875	$0.15	$0.15	$0.15
Diluted:
Loss from continuing operations attributable to
Parkway Properties, Inc.	$(0.09)	$(0.17)	$(0.13)	$(0.21)
Discontinued operations	0.02	(0.05)	0.09	0.09
Diluted net loss attributable to Parkway Properties, Inc.	$(0.07)	$(0.22)	$(0.04)	$(0.12)
Weighted average shares outstanding:
Basic	56,849	68,526	68,564	71,221
Diluted	56,849	68,526	68,564	71,221

(1)
The amounts presented for the three months ended March 31, 2013, June 30, 2013 and September 30, 2013 differ from the amounts previously reported in the Company's Quarterly Reports on Form 10-Q as a result of discontinued operations consisting of properties sold in 2013 or classified as held for sale as of December 31, 2013.

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

Note 18 - Commitments and Contingencies

As part of the Mergers, the Company acquired a 1% limited partnership interest in 2121 Market Street. A mortgage loan secured by a first trust deed on 2121 Market Street is guaranteed by Parkway LP, up to a maximum amount of $14.0 million expiring in December 2022.

In connection with the closing of the TPGI Mergers, on December 19, 2013, Mr. James A. Thomas, the Company's Chairman of the Board, and certain of his related parties entered into a tax protection agreement with Parkway LP (the “New Tax Protection Agreement”), that replaced an agreement originally entered into between TPG LP and Mr. Thomas (and certain of his related parties) dated October 13, 2004 (the “Original Tax Protection Agreement”). The New Tax Protection Agreement continued and updated the obligations under the Original Tax Protection Agreement with certain changes, including an undertaking by Parkway LP to offer certain related parties of Mr. Thomas the opportunity to guarantee, in the aggregate, up to $39.0 million of direct or indirect “qualifying” indebtedness of Parkway LP and agreement as to the method that Parkway LP will adopt in allocating depreciation with respect to certain of the properties acquired from TPGI.

Note 19 – Related Party Transactions

On May 18, 2011, the Company closed on the Contribution Agreement pursuant to which Eola contributed its property management company (the “Management Company”) to the Company. Eola’s principals, which include certain officers of the Company, contributed the Management Company to the Company for initial consideration of $32.4 million in cash and contingent consideration of 1.8 million Operating Partnership units to Eola’s principals through an earn-out and earn-up arrangement based on the achievement by the Management Company of certain targeted annual gross fee revenue for the balance of 2011 and 2012. On December 30, 2011, the Company and certain officers of the Company, amended certain post-closing provisions of the Contribution Agreement to provide, among other things, that if the Management Company achieved annual revenues in excess of the original 2011 target, all Operating Partnership units subject to the 2011 earn-out, the 2012 earn-out and the earn-up will be deemed earned and paid when the 2011 earn-out payment is made. Based on the Management Company revenue for 2011, the target was achieved, and on February 28, 2012 an aggregate of 1.8 million Operating Partnership units were earned and issued to Eola’s principals. These OP units were exchanged during 2012 pursuant to their terms into an equal number of shares of the Company’s common Stock.

Also in connection with the Eola contribution of its Management Company to the Company, a subsidiary of the Company made a $3.5 million preferred equity investment in an entity 21% owned by Mr. Heistand. This investment provides that the Company will be paid a preferred equity return equal to 7% per annum of the preferred equity outstanding. In 2014, 2013, and 2012 the Company received preferred equity distributions on this investment in the aggregate amounts of approximately $265,000, $225,000 and $246,000 respectively. This preferred equity investment was approved by the Company’s Board of Directors.

On June 5, 2012, TPG Pantera acquired 4,300,000 shares of the Company’s common stock at a purchase price of $11.25 per share and 13,477,778 shares of Series E Convertible Cumulative Redeemable Preferred Stock, par value $.001 per share (the “Series E Preferred Stock”) at a purchase price and liquidation preference of $11.25 per share, for an aggregate investment in the Company by TPG Pantera of $200 million pursuant to a securities purchase agreement (the “Purchase Agreement”) between the Company and TPG Pantera. At a special meeting of stockholders held on July 31, 2012, the stockholders approved, among other things, the right to convert, at the option of the Company or the holders, shares of the Series E Preferred Stock into shares of the Company’s Common Stock. On August 1, 2012, the Company delivered a conversion notice to TPG Pantera and all shares of Series E Preferred Stock were converted into common stock on a one-for-one basis.

In connection with the closing under the Purchase Agreement, the Company and TPG VI Management, LLC ("TPG Management"), an affiliate of TPG Pantera entered into a Management Services Agreement that sets forth certain financial advisory services previously provided by and to be provided by, and fees to be paid to TPG Management, in connection with TPG Pantera’s investment in the Company and TPG Management’s ongoing services to the Company. As provided in the Management Services Agreement, on June 5, 2012 the Company paid TPG Management a transaction fee of $6.0 million and reimbursed TPG Management $1.0 million of its reasonable out-of-pocket expenses incurred by it and its affiliates in connection with TPG Pantera’s investment in the Company. Furthermore, pursuant to the Management Services Agreement and in exchange for certain ongoing advisory and consulting services, the Company agreed to pay to TPG Management a monitoring fee equal to $600,000 for the first year following the closing under the Purchase Agreement and $1.0 million per year thereafter for so long as TPG Pantera has the right to appoint four of the directors of the Company’s Board of Directors. In each case, the monitoring fee will be reduced proportionately based on TPG Pantera’s board representation rights under the Stockholders Agreement, dated December 3, 2012, by and between the Company and TPG Pantera, as amended (the "Stockholders Agreement") as described below. On December 15, 2014, the Company and TPG Management amended the Management Services Agreement to provide that the monitoring fee is payable entirely in cash. The monitoring fee, which is paid quarterly when the Company pays its common stock dividend, is in lieu of director fees otherwise payable to the TPG Pantera-nominated members of the Board of Directors.

Also in connection with closing under the Purchase Agreement, the Company, TPG Pantera and TPG Management entered into the Stockholders Agreement pursuant to which, among other things, (1) TPG Pantera has the right to nominate a specified number of directors to the Company’s Board of Directors and to each committee of the Board of Directors determined based on its level of ownership in the Company, for so long as TPG Pantera owns 5% or more of the Company’s outstanding common stock, and (2) TPG Pantera has the right to consent to certain actions related to the Company’s corporate existence and governance, including any change in the rights and responsibilities of either the investment committee of the Board of Directors or the compensation committee of the Board of Directors, for so long as TPG Pantera’s ownership percentage of the Company’s common stock is equal to or greater than 20%, other than in connection with any change in control.

On August 19, 2013, the Company purchased approximately six acres of land available for development located in Tampa, Florida for a purchase price of $2.9 million. The land, which was partially and indirectly owned by certain of the Company's officers, is adjacent to the Company's Cypress Center I, II, and III assets and has surface parking used for customers of Cypress I, II, and III. On August, 22, 2013, the Company issued (1) 11,966 shares of common stock to James R. Heistand, the Company's President and Chief Executive Officer, (2) 29,916 shares of common stock to ACP-Laurich Partnership, Ltd. ("ACP"), of which Mr. Heistand is the indirect owner, and (3) 5,983 shares of common stock to Henry F. Pratt III, the Company's former Executive Vice President of Asset Management and Third Party Services, as partial consideration for the land purchase.

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

On December 8, 2014, the Company sold the retail unit at its Murano residential condominium project to its unaffiliated joint venture partner in the project for a gross sales price of $3.5 million.

Note 20 - Subsequent Events

On January 8, 2015, the Company acquired One Buckhead Plaza, an office building located in the Buckhead submarket of Atlanta, Georgia, for a gross purchase price of $157.0 million. The Company made a $15.0 million earnest money deposit related to the pending acquisition of One Buckhead Plaza as of December 31, 2014.

On January 15, 2015, the Company sold Raymond James Tower, an office property located in Memphis, Tennessee for a gross sale price of $19.3 million, providing $8.9 million in buyer credits, and expects to recognize a gain of approximately $47,000 in the first quarter of 2015.

On January 27, 2015, the Company exercised the accordion feature under the Amended Agreement to increase the senior unsecured revolving credit facility by a $200.0 million. With this increase, the senior unsecured revolving credit facility totals $450.0 million. All other terms and covenants associated with the senior unsecured revolving credit facility remained unchanged as a result of the increase.

On February 4, 2015, the Company sold Honeywell, an office property located in Houston, Texas for a gross sale price of $28.0 million and expects to recognize a gain of approximately $14.3 million in the first quarter of 2015.

On February 20, 2015, the Board of Directors adopted the Parkway Properties, Inc. and Parkway Properties LP 2015 Omnibus Equity Incentive Plan (the “2015 Equity Plan”) and recommended adoption of the same to the Company’s stockholders.  The 2015 Equity Plan permits the grant of awards with respect to a number of shares of Common Stock equal to the sum of (1) 2,500,000 shares, plus (2) the number of shares available for future awards under the 2013 Equity Plan, plus (3) the number of shares related to awards outstanding under the 2013 Equity Plan that terminate by expiration or forfeiture, cancellation, or otherwise without the issuance of such shares of Common Stock.

SCHEDULE II – VALUATIONS AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance Beginning of Year	Additions Charged to Cost & Expenses	Deductions Written Off as Uncollectible	Balance End of Year

Allowance for Doubtful Accounts:
Year Ended:
December 31, 2014	$2,695	$717	$(1,552)	$1,860
December 31, 2013	1,606	1,581	(492)	2,695
December 31, 2012	1,812	795	(1,001)	1,606

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2014 (In thousands)
		Initial Cost to the Company
Description	Encumbrances (1)	Land	Building and Improvements	Subsequent Capitalized Costs	Total Real Estate
Arizona
Hayden Ferry Lakeside I	$21,887	$2,871	$30,428	$6,769	$40,068
Hayden Ferry Lakeside II	46,875	3,612	69,246	7,468	80,326
Hayden Ferry Lakeside III, IV, and V	481	9,046	8,561	21,175	38,782
Squaw Peak Corporate Center	—	5,800	35,144	7,520	48,464
Tempe Gateway	—	6,970	45,232	10,054	62,256
Florida
Hillsboro Center V	8,811	1,325	12,249	4,788	18,362
Hillsboro Center I-IV	6,008	1,129	7,734	2,912	11,775
245 Riverside	9,166	6,556	8,049	2,494	17,099
Stein Mart Building	11,041	1,653	16,636	5,725	24,014
Riverplace South	—	2,316	5,412	3,656	11,384
Westshore Corporate Center	14,091	—	17,440	4,467	21,907
Lincoln Place	48,670	—	56,936	5,049	61,985
Deerwood North	43,100	11,904	39,900	6,064	57,868
Deerwood South	41,400	14,026	36,319	6,404	56,749
Bank of America Center	—	8,882	38,595	9,472	56,949
Citrus Center	21,138	4,000	26,712	9,406	40,118
Corporate Center I	—	—	77,992	6,416	84,408
Corporate Center II	—	—	58,493	3,540	62,033
Corporate Center III	—	—	63,630	4,380	68,010
Corporate Center IV	36,000	—	31,773	8,748	40,521
Corporate Center VI Land	—	4,901	—	—	4,901
Cypress Center I – III	—	4,710	12,178	5,047	21,935
Cypress Center IV Land	—	2,900	—	124	3,024
The Pointe	23,500	5,293	30,834	5,872	41,999
JTB Center	—	5,376	21,494	3,993	30,863
Courvoisier Centre	—	48,407	74,738	9,291	132,436
Millenia Park One	—	5,259	16,707	1,698	23,664
One Orlando Centre (2)	54,000	9,828	37,865	5,096	52,789
Georgia
3344 Peachtree	82,907	7,472	127,579	12,002	147,053
Two Ravinia Drive	22,100	3,187	32,945	12,856	48,988
Peachtree Dunwoody Pavilion	25,231	9,373	24,579	10,364	44,316
3350 Peachtree, formerly Capital City Plaza	32,185	3,625	57,218	17,408	78,251
3348 Peachtree, formerly Tower Place 200	—	5,407	45,207	7,994	58,608
The Forum at West Paces	—	3,314	38,577	2,245	44,136
Mississippi
City Centre	—	267	1,677	5,954	7,898
North Carolina
Hearst Tower	—	4,417	200,287	30,146	234,850
NASCAR Plaza	—	—	76,874	12,657	89,531
Pennsylvania
Two Liberty Place	90,200	32,587	97,585	17,700	147,872
Texas
400 North Belt	—	419	10,021	5,714	16,154
One Commerce Green	16,820	489	37,307	5,764	43,560
Comerica Bank Building	12,014	1,921	21,222	5,219	28,362
550 Greens Parkway	—	1,006	8,061	414	9,481
5300 Memorial Building	11,096	682	11,744	4,449	16,875
Town and Country	6,302	436	8,205	4,731	13,372
Phoenix Tower	80,000	9,191	98,183	13,546	120,920
CityWestPlace	208,000	56,785	295,869	35,480	388,134
San Felipe Plaza	109,585	40,347	206,510	16,032	262,889
One Congress Plaza	128,000	33,244	117,785	7,860	158,889
San Jacinto Center	101,000	31,645	116,197	7,097	154,939
Corporate (3)	—	—	34	4,099	4,133
Total Real Estate Owned	$1,311,608	$412,578	$2,513,963	$407,359	$3,333,900

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION - (Continued) DECEMBER 31, 2014 (In thousands)
		Initial Cost to the Company
Description	Encumbrances (1)	Land	Building and Improvements	Subsequent Capitalized Costs	Total Real Estate
Assets Held For Sale:
Raymond James Tower	$—	$—	$9,106	$2,131	$11,237
Honeywell Building	—	856	15,235	4,776	20,867
Total Assets Held For Sale	$—	$856	$24,341	$6,907	$32,104

(1)	Encumbrances represent face amount of mortgage debt and exclude any premiums or discounts.

(2)
The Company's total assumption of debt from the acquisition of One Orlando Centre was $56.0 million, including $2.0 million of premium. See "Note 8 - Capital and Financing Transactions" to the consolidated financial statements for additional information.

(3)	Represents capitalized assets related to projects currently under development.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued) DECEMBER 31, 2014 (In thousands)
	Gross Amount at Which
	Carried at Close of Period
Description	Land	Building and Improv	Total	Accum Deprec	Net Book Value of Real Estate	Year Acquired	Year Constructed	Depreciable Lives (Yrs.)
Arizona
Hayden Ferry Lakeside I	$2,871	$37,197	$40,068	$5,682	$34,386	2011	2002	(3)
Hayden Ferry Lakeside II	3,612	76,714	80,326	8,160	72,166	2012	2007	(3)
Hayden Ferry Lakeside III, IV, and V	9,046	29,736	38,782	777	38,005	2012	2007	(3)
Squaw Peak Corporate Center	5,800	42,664	48,464	14,154	34,310	2004	1999/2000	(3)
Tempe Gateway	6,970	55,286	62,256	4,598	57,658	2012	2009	(3)
Florida
Hillsboro Center V	1,325	17,037	18,362	7,983	10,379	1998	1985	(3)
Hillsboro Center I-IV	1,129	10,646	11,775	5,036	6,739	1998	1985	(3)
245 Riverside	6,556	10,543	17,099	1,562	15,537	2011	2003	(3)
Stein Mart Building	1,653	22,361	24,014	7,710	16,304	2005	1985	(3)
Riverplace South	2,316	9,068	11,384	3,646	7,738	2005	1981	(3)
Westshore Corporate Center	—	21,907	21,907	2,200	19,707	2012	1988	(3)
Lincoln Place	—	61,985	61,985	1,744	60,241	2013	2002	(3)
Deerwood North	11,904	45,964	57,868	4,457	53,411	2013	1999	(3)
Deerwood South	14,026	42,723	56,749	4,139	52,610	2013	1999	(3)
Bank of America Center	8,882	48,067	56,949	7,801	49,148	2011	1987	(3)
Citrus Center	4,000	36,118	40,118	12,776	27,342	2003	1971	(3)
Corporate Center I	—	84,408	84,408	243	84,165	2014	1999	(3)
Corporate Center II	—	62,033	62,033	191	61,842	2014	2002	(3)
Corporate Center III	—	68,010	68,010	194	67,816	2014	2004	(3)
Corporate Center IV	—	40,521	40,521	6,681	33,840	2011	2008	(3)
Corporate Center VI Land	4,901	—	4,901	—	4,901	2014	n/a	(3)
Cypress Center I – III	4,710	17,225	21,935	4,160	17,775	2011	1982	(3)
Cypress Center IV Land	2,900	124	3,024	—	3,024	2013	n/a	(3)
The Pointe	5,293	36,706	41,999	4,824	37,175	2012	1982	(3)
JTB Center	5,376	25,487	30,863	1,228	29,635	2014	1999-2001	(3)
Courvoisier Centre	48,407	84,029	132,436	2,555	129,881	2014	1986/1990	(3)
Millenia Park One	5,259	18,405	23,664	509	23,155	2014	2000	(3)
One Orlando Centre (2)	9,828	42,961	52,789	1,548	51,241	2014	1987	(3)
Georgia
3344 Peachtree	7,472	139,581	147,053	18,560	128,493	2011	2008	(3)
Two Ravinia Drive	3,187	45,801	48,988	7,504	41,484	2011	1987	(3)
Peachtree Dunwoody Pavilion	9,373	34,943	44,316	11,447	32,869	2003	1976/1980	(3)
3350 Peachtree, formerly Capital City Plaza	3,625	74,626	78,251	18,559	59,692	2004	1989	(3)
3348 Peachtree, formerly Tower Place 200	5,407	53,201	58,608	3,518	55,090	2013	1998	(3)
The Forum at West Paces	3,314	40,822	44,136	475	43,661	2014	2001	(3)
Mississippi
City Centre	267	7,631	7,898	780	7,118	1995	1987/2005 (2)	(3)
North Carolina
Hearst Tower	4,417	230,433	234,850	20,686	214,164	2012	2002	(3)
NASCAR Plaza	—	89,531	89,531	6,440	83,091	2012	2009	(3)
Pennsylvania
Two Liberty Place	32,587	115,285	147,872	18,248	129,624	2011	1990	(3)
Texas
400 North Belt	419	15,735	16,154	6,627	9,527	1996	1982	(3)
One Commerce Green	489	43,071	43,560	20,478	23,082	1997	1983	(3)
Comerica Bank Building	1,921	26,441	28,362	11,644	16,718	1998	1983	(3)
550 Greens Parkway	1,006	8,475	9,481	3,074	6,407	2001	1999	(3)
5300 Memorial Building	682	16,193	16,875	6,314	10,561	2002	1982	(3)
Town and Country	436	12,936	13,372	5,229	8,143	2002	1982	(3)
Phoenix Tower	9,191	111,729	120,920	9,241	111,679	2012	1984/2011	(3)
CityWestPlace	56,785	331,349	388,134	16,123	372,011	2013	1993-2001	(3)
San Felipe Plaza	40,347	222,542	262,889	8,584	254,305	2013	1984	(3)
One Congress Plaza	33,244	125,645	158,889	411	158,478	2014	1987	(3)
San Jacinto Center	31,645	123,294	154,939	360	154,579	2014	1987	(3)
Corporate (2)	—	4,133	4,133	769	3,364	2014	various	n/a
Total Real Estate Owned (5)	$412,578	$2,921,322	$3,333,900	$309,629	$3,024,271

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued) DECEMBER 31, 2014 (In thousands)
	Gross Amount at Which
	Carried at Close of Period
Description	Land	Building and Improv	Total	Accum Deprec	Net Book Value of Real Estate	Year Acquired	Year Constructed	Depreciable Lives (Yrs.)
Assets Held For Sale:
Raymond James Tower	$—	$11,237	$11,237	$2,248	$8,989	1997	1985
Honeywell Building	856	20,011	20,867	8,513	12,354	1997	1983
Total Assets Held For Sale	$856	$31,248	$32,104	$10,761	$21,343

(1)	The aggregate cost for federal income tax purposes was approximately $3.3 billion (unaudited) and does not include Corporate Center I and Corporate Center III .

(2)	Represents capitalized assets related to projects currently under development.

(3)	Depreciation of buildings and improvements is calculated over lives ranging from the life of the lease to 40 years.

(4)	The dates of major renovations.

(5)
At December 31, 2014, Raymond James Tower and Honeywell were held for sale and are not included in Schedule III. The GAAP net book value for Raymond James Tower and Honeywell were $9.0 million and $12.4 million, respectively. The tax net book value for Raymond James Tower and Honeywell were $40.9 million and $20.9 million, respectively (Unaudited).

NOTE TO SCHEDULE III
At December 31, 2014, 2013 and 2012
(In thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

	December 31,
	2014	2013	2012
Real Estate:
Office and Parking Properties:
Balance at beginning of year	$2,548,036	$1,762,566	$1,084,060
Acquisitions and improvements	894,924	911,641	710,642
Impairment on real estate	(11,700)	(24,258)	—
Real estate sold, disposed, impaired or held for sale	(97,360)	(101,913)	(32,136)
Balance at close of year	$3,333,900	$2,548,036	$1,762,566
Accumulated Depreciation
Balance at beginning of year	$231,241	$199,849	$162,123
Depreciation expense	102,152	69,027	50,421
Depreciation expense - discontinued operations	92	(23,579)	316
Real estate sold, disposed, or held for sale	(23,856)	(14,056)	(13,011)
Balance at close of year	$309,629	$231,241	$199,849

SCHEDULE IV - MORTGAGE LOANS RECEIVABLE ON REAL ESTATE December 31, 2014 (In thousands)
Description	Interest Rate	Final Maturity Date	Periodic Payment Term	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal Amount of Loan Subject to Delinquent Principal and Interest
USAirways	3.0%	December 2016	Principal and interest	None	$3,545	$3,417	—

NOTE TO SCHEDULE IV At December 31, 2014, 2013 and 2012 (In Thousands)

	2014	2013	2012
Balance at beginning of year	$3,502	$—	$1,500
Additions:
New mortgage loans	47,000	3,523	—
Deductions:
Mortgage loan payments through deed in lieu of foreclosure	(47,000)	—	—
Mortgage loan payments	(85)	(21)	(1,500)
Balance at end of year	$3,417	$3,502	$—

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at December 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2014. There were no changes in our internal control over financial reporting during the fourth quarter of 2014 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

Management's Report on Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on our assessment we have concluded that, at December 31, 2014, our internal control over financial reporting is effective based on those criteria. Our internal control over financial reporting has been audited as of December 31, 2014 by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

THE BOARD OF DIRECTORS AND STOCKHOLDERS
PARKWAY PROPERTIES, INC.

We have audited Parkway Properties, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), changes in equity and cash flows each of the three years in the period ended December 31, 2014, of the Company and our report dated February 25, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
February 25, 2015

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information regarding directors is incorporated herein by reference from the section entitled "Corporate Governance and Board Matters – Director Qualifications and Biographical Information." in the Company's definitive Proxy Statement ("2015 Proxy Statement") to be filed pursuant to Regulation 14A of the Exchange Act for the Company's Annual Meeting of Stockholders to be held on May 14, 2015.  The 2015 Proxy Statement will be filed within 120 days after the end of the Company's fiscal year ended December 31, 2014.

The information regarding executive officers is incorporated herein by reference from the section entitled "Executive Officers in the Company's 2015 Proxy Statement.

The information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the section entitled "Ownership of Company Stock – Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2015 Proxy Statement.

Information regarding the Company's code of business conduct and ethics found in the subsection captioned "Available Information" in Item 1 of Part I hereof is also incorporated herein by reference into this Item 10.

The information regarding the Company's audit committee, its members and the audit committee financial experts is incorporated by reference herein from the second paragraph in the section entitled "Corporate Governance and Board Matters – Committees and Meeting Data" in the Company's 2015 Proxy Statement.

Item 11.  Executive Compensation.

The information included under the following captions in the Company's 2015 Proxy Statement is incorporated herein by reference: "Compensation of Executive Officers," "Corporate Governance and Board Matters – Compensation of Directors" and "Corporate Governance and Board Matters – Compensation Committee Interlocks and Insider Participation." The information included under the heading "Compensation of Executive Officers – Compensation Committee Report" in the Company's 2015 Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding securities authorized for issuance under equity compensation plans is incorporated herein by reference from the section entitled "Compensation of Executive Officers - Equity Compensation Plan Information" in the Company's 2015 Proxy Statement.

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the sections entitled "Ownership of Company Stock – Security Ownership of Certain Beneficial Owners" and "Ownership of Company Stock – Security Ownership of Management and Directors" in the Company's 2015 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information regarding transactions with related persons and director independence is incorporated herein by reference from the sections entitled "Corporate Governance and Board Matters – Independence" and "Certain Transactions and Relationships" in the Company's 2015 Proxy Statement.

Item 14.  Principal Accountant Fees and Services.

The information regarding principal auditor fees and services and the audit committee's pre-approval policies are incorporated herein by reference from the section entitled "Audit Committee Matters – Policy for Pre-Approval of Audit and Permitted Non Audit Services" and "Audit Committee Matters – Auditor Fees and Services" in the Company's 2015 Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	1	Consolidated Financial Statements
		Reports of Independent Registered Public Accounting Firms
		Consolidated Balance Sheets at December 31, 2014 and 2013
		Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012
		Consolidated Statements of Changes in Equity for the years ended December 31, 2014, 2013 and 2012
		Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
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

3.1	Articles of Incorporation, as amended, of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 10-K for the year ended December 31, 2013).
3.2	Bylaws of the Company, as amended through August 5, 2010 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on August 6, 2010).
10	Material Contracts:
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

10.4
Third Amendment to Limited Partnership Agreement of Parkway Properties Office Fund II, L.P., dated August 8, 2013, by and among PPOF II, LLC, Parkway Properties LP and Teacher Retirement System of Texas (incorporated by reference to Exhibit 10.4 to the Company's Form 10-K for the year ended December 31, 2013).

10.5
Fourth Amendment to Limited Partnership Agreement of Parkway Properties Office Fund II, L.P., dated April 10, 2014, by and among PPOF II, LLC, Parkway Properties LP and Teacher Retirement System of Texas (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed April 16, 2014).

10.6
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

10.8
Form of Purchase and Sale Agreement by and between Parkway Properties LP, a Delaware limited liability company, and applicable subsidiaries and Hertz Acquisitions Group, LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.3 to the Company's Form 8-K filed January 5, 2012).

10.9
Securities Purchase Agreement dated as of May 3, 2012, by and between Parkway Properties, Inc. and TPG VI Pantera Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed May 7, 2012).

10.10
Stockholders Agreement, dated as of June 5, 2012, by and among Parkway Properties, Inc., TPG VI Pantera Holdings, L.P. and TPG VI Management, LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 6, 2012).

10.11
Amendment No. 1 to Stockholders Agreement, dated December 3, 2012, by and between Parkway Properties, Inc. and TPG VI Pantera Holdings, L.P. (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed December 3, 2012).

10.12
Amendment No. 2 to Stockholders Agreement, dated September 4, 2013, by and between Parkway Properties, Inc. and TPG VI Pantera Holdings, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed September 5, 2013).

10.13
Management Services Agreement dated as of June 5, 2012, by and between Parkway Properties, Inc. and TPG VI Management, LLC (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed June 6, 2012).

10.14	Amendment No. 1 to Management Services Agreement dated as of December 15, 2014, by and between Parkway Properties, Inc. and TPG VI Management, LLC (filed herewith).
10.15*	Heistand Letter Agreement dated June 5, 2012, by and between the Company and James R. Heistand (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed June 6, 2012).
10.16
Purchase and Sale Agreement, dated as of January 21, 2013, by and between FDG Mezzanine A LLC and Flagler Development Company LLC, as Sellers, and Parkway Properties, LP, as Purchaser (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed January 23, 2013).

10.17
First Amendment to Purchase and Sale Agreement, dated as of January 31, 2013, by and between FDG Mezzanine A LLC and Flagler Development Company LLC, as Sellers, and Parkway Properties, LP, as Purchaser (incorporated by reference to Exhibit 10.26 to the Company's Form 10-K for the year ended December 31, 2013).

10.18
Second Amended and Restated Agreement of Limited Partnership of Parkway Properties, LP, dated February 27, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed February 27, 2013).

10.19
Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Parkway Properties LP, dated December 19, 2013, between Parkway Properties, Inc. and Parkway Properties General Partners Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed December 24, 2013).

10.20
Amendment No. 2 to the Second Amended and Restated Agreement of Limited Partnership of Parkway Properties LP, dated December 31, 2014, between Parkway Properties, Inc. and Parkway Properties General Partners Inc. (filed herewith).

10.21
Loan Agreement by and between Parkway Properties, LP and Thomas Properties Group, L.P., dated September 4, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 5, 2013).

10.22
Tax Protection Agreement dated as of December 19, 2013 by and among Thomas Properties Group, L.P., James A. Thomas, individually and as Trustee of the Lumbee Clan Trust, and the other persons listed on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed December 24, 2013).

10.23
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

10.24*	Consulting Agreement dated January 28, 2013 by and between Parkway Properties, Inc. and Mandy M. Pope (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed January 29, 2013).
10.25*	Parkway Properties, Inc. Amended and Restated 2010 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed May 18, 2010).
10.26*	Parkway Properties, Inc. 2006 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed August 24, 2006).
10.27*	Form of Restricted Share Agreement for Time-Based Awards (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on July 15, 2010).
10.28*	Form of Restricted Share Agreement for Performance-Based Awards (Absolute Return Goal) (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on July 15, 2010).
10.29*	Form of Restricted Share Agreement for Performance-Based Awards (Relative Return Goal) (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on July 15, 2010).
10.30*	Parkway Properties, Inc. Long-Term Cash Incentive (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed on July 15, 2010).
10.31*	Parkway Properties, Inc. Long-Term Cash Incentive Participation Agreement (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed on July 15, 2010).
10.32*	Potential 2012 non-equity incentive awards for executive officers of the Company (a written description thereof is set forth in Item 5.02 of the Company's Form 8-K filed February 15, 2012).
10.33*
Form of Change in Control Agreement with each of the Company's Executive Officers (the Change in Control Agreements are identical in substance for each of the Named Executive Officers, and provide for a multiple of "2.99" in calculating the severance payment under each officer's Agreement) (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed May 14, 2008).

10.34*	Parkway Properties, Inc. 2011 Employee Inducement Award Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed with the SEC on May 18, 2011).
10.35*	Form of Inducement Award Agreement for Time-Based Awards (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed May 18, 2011).
10.36*	Form of Inducement Award Agreement for Performance-Based Awards (Absolute Return Goal) (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed May 18, 2011).
10.37*	Form of Inducement Award Agreement for Performance-Based Awards (Relative Return Goal) (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed May 18, 2011).
10.38*	Parkway Properties, Inc. and Parkway Properties LP 2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed May 21, 2013).
10.39*	Form of Profits Interest Units (LTIP Units) Agreement under the 2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed May 21, 2013).
10.40*	Form of Restricted Stock Unit Agreement - Performance Vesting under the 2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed May 21, 2013).
10.41*	Form of Restricted Stock Unit Agreement - Time Vesting under the 2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed May 21, 2013).
10.42*	Form of Stock Option Award Agreement under the 2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed May 21, 2013).
10.43*	Employment Agreement, dated as of July 8, 2013, by and between Parkway Properties, Inc. and James Heistand (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 12, 2013).
10.44*
Employment Agreement, dated as of October 25, 2013, by and between Parkway Properties, Inc. and David O’Reilly (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 31, 2013).

10.45*
Employment Agreement, dated as of October 25, 2013, by and between Parkway Properties, Inc. and M. Jayson Lipsey (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed October 31, 2013).

10.46*
Employment Agreement, dated as of October 25, 2013, by and between Parkway Properties, Inc. and Henry F. Pratt III (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed October 31, 2013).

10.47*	Employment Agreement, dated as of October 25, 2013, by and between Parkway Properties, Inc. and Jeremy R. Dorsett (filed herewith).
10.48*	Employment Agreement, dated as of December 22, 2014, by and between Parkway Properties, Inc. and Scott E. Francis (filed herewith).
10.49*	Employment Agreement, dated as of December 22, 2014, by and between Parkway Properties, Inc. and Jason A. Bates (filed herewith).
10.50
Amended, Restated & Consolidated Credit Agreement dated as of April 1, 2014 by and among Parkway Properties LP, Parkway Properties, Inc., Wells Fargo Bank, National Association as Administrative Agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed April 7, 2014).

10.51
First Amendment to Amended, Restated and Consolidated Credit Agreement dated as of December 2, 2014 by and among Parkway Properties LP, Parkway Properties, Inc., Wells Fargo Bank, National Association as Administrative Agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed December 5, 2014).

10.52
Amended, Restated & Consolidated Guaranty dated as of April 1, 2014 by Parkway Properties, Inc. and certain subsidiaries of Parkway Properties, Inc. party thereto in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed April 7, 2014).

10.53*	Indemnification Agreement dated June 16, 2014 by and between Parkway Properties, Inc. and David R. O'Reilly (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 17, 2014).
10.54*	Indemnification Agreement dated June 16, 2014 by and between Parkway Properties, Inc. and M. Jayson Lipsey (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed June 17, 2014).
10.55*	Indemnification Agreement dated June 16, 2014 by and between Parkway Properties, Inc. and Jeremy R. Dorsett (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed June 17, 2014).
10.56*	Indemnification Agreement dated June 16, 2014 by and between Parkway Properties, Inc. and Henry F. Pratt III (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed June 17, 2014).
10.57*	Indemnification Agreement dated June 16, 2014 by and between Parkway Properties, Inc. and Avi Banyasz (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed June 17, 2014).
10.58*	Indemnification Agreement dated June 16, 2014 by and between Parkway Properties, Inc. and Charles T. Cannada (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed June 17, 2014).
10.59*	Indemnification Agreement dated June 16, 2014 by and between Parkway Properties, Inc. and Edward M. Casal (incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed June 17, 2014).
10.60*	Indemnification Agreement dated June 16, 2014 by and between Parkway Properties, Inc. and Kelvin L. Davis (incorporated by reference to Exhibit 10.8 to the Company's Form 8-K filed June 17, 2014).
10.61*	Indemnification Agreement dated June 16, 2014 by and between Parkway Properties, Inc. and Laurie L. Dotter (incorporated by reference to Exhibit 10.9 to the Company's Form 8-K filed June 17, 2014).
10.62*	Indemnification Agreement dated June 16, 2014 by and between Parkway Properties, Inc. and James R. Heistand (incorporated by reference to Exhibit 10.10 to the Company's Form 8-K filed June 17, 2014).

10.63*	Indemnification Agreement dated June 16, 2014 by and between Parkway Properties, Inc. and C. William Hosler (incorporated by reference to Exhibit 10.11 to the Company's Form 8-K filed June 17, 2014).
10.64*	Indemnification Agreement dated June 16, 2014 by and between Parkway Properties, Inc. and Adam S. Metz (incorporated by reference to Exhibit 10.12 to the Company's Form 8-K filed June 17, 2014).
10.65*	Indemnification Agreement dated June 16, 2014 by and between Parkway Properties, Inc. and Brenda J. Mixson (incorporated by reference to Exhibit 10.13 to the Company's Form 8-K filed June 17, 2014).
10.66*	Indemnification Agreement dated June 16, 2014 by and between Parkway Properties, Inc. and James A. Thomas (incorporated by reference to Exhibit 10.14 to the Company's Form 8-K filed June 17, 2014).
10.67*
Separation and General Release Agreement dated December 21, 2014 by and between Parkway Properties, Inc. and Henry F. Pratt, III (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 2, 2015).

10.68
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

10.69
Amendment and Ratification to Purchase and Sale Agreement, dated as of October 28, 2014, by and among PKY SUSP, LLC and Corporate Center One Owner LLC, Corporate Center Two Owner LLC, Corporate Center Three Owner LLC, Deerfield One Owner Corp., Deerfield Two Owner Corp., Greens Crossing II Owner LP, H. River One Owner LLC, H. River Two Owner LLC, H. River Three Owner LLC, Lakeside I Owner Corp., Lakeside II Owner Corp, Paragon Owner Corp., Resource Square One Owner LLC, Resource Square Two Owner LLC, Resource Square Three Owner LLC, Satellite 300 Owner Corp., Satellite 400 Owner Corp., Satellite 600 Owner Corp., Satellite 800 Owner Corp., Stony Point II Owner Corp. and Timberway One Owner LP (filed herewith).

10.70
Second Amendment and Ratification to Purchase and Sale Agreement, dated as of November 19, 2014, by and among PKY SUSP, LLC and Corporate Center One Owner LLC, Corporate Center Two Owner LLC, Corporate Center Three Owner LLC, Deerfield One Owner Corp., Deerfield Two Owner Corp., Greens Crossing II Owner LP, H. River One Owner LLC, H. River Two Owner LLC, H. River Three Owner LLC, Lakeside I Owner Corp., Lakeside II Owner Corp, Paragon Owner Corp., Resource Square One Owner LLC, Resource Square Two Owner LLC, Resource Square Three Owner LLC, Satellite 300 Owner Corp., Satellite 400 Owner Corp., Satellite 600 Owner Corp., Satellite 800 Owner Corp., Stony Point II Owner Corp. and Timberway One Owner LP (filed herewith).

10.71
Purchase and Sale of Membership Interests Agreement, dated as of October 5, 2014, by and between PKY SUSP, LLC and Banyan Street/GAP SUSP Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 9, 2014).

10.72	Amendment and Ratification to Purchase and Sale of Membership Interests Agreement, dated as of October 29, 2014, by and between PKY SUSP, LLC and Banyan Street/GAP SUSP Holdings, LLC (filed herewith).
10.73
Second Amendment and Ratification to Purchase and Sale of Membership Interests Agreement, dated as of November 20, 2014, by and between PKY SUSP, LLC and Banyan Street/GAP SUSP Holdings, LLC (filed herewith).

10.74
Third Amendment and Ratification to Purchase and Sale of Membership Interests Agreement, dated as of December 8, 2014, by and between PKY SUSP, LLC and Banyan Street/GAP SUSP Holdings, LLC (filed herewith).

10.75
Membership Interest Purchase Agreement, dated November 17, 2014, by and between PKY Austin Partner, LLC, The California State Teachers' Retirement System, PKY Masters Austin, LLC and PKY/CalSTRS Austin, LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed November 17, 2014).

10.76
Redemption and Distribution Agreement, dated November 17, 2014, by and between PKY Austin Partner, LLC, The California State Teachers' Retirement System, PKY Masters Austin, LLC and PKY/CalSTRS Austin, LLC (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed November 17, 2014).

10.77
Agreement Regarding Revolving Commitment Increases dated as of January 27, 2015 by and among Parkway Properties LP, Parkway Properties, Inc., Wells Fargo Bank, National Association as Administrative Agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed February 2, 2015).

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
101.1**
The following materials from Parkway Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (1) consolidated balance sheets, (2) consolidated statements of operations and comprehensive income (loss), (3) consolidated statement of changes in equity, (4) consolidated statements of cash flows, and (5) the notes to the consolidated financial statements. **

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
Registrant

By: /s/ James R. Heistand
James R. Heistand
President, Chief Executive Officer and Director
February 25, 2015

/s/ David O'Reilly
David O'Reilly
Executive Vice President and Chief Financial Officer
February 25, 2015

/s/ Scott E. Francis
Scott E. Francis
Executive Vice President and Chief Accounting Officer
February 25, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Avi Banyasz	/s/ James R. Heistand
Avi Banyasz, Director	James R. Heistand
February 25, 2015	President, Chief Executive Officer and Director
February 25, 2015

/s/ Charles T. Cannada	/s/ C. William Hosler
Charles T. Cannada, Director	C. William Hosler, Director
February 25, 2015	February 25, 2015

/s/ Edward M. Casal	/s/ Adam S. Metz
Edward M. Casal, Director	Adam S. Metz, Director
February 25, 2015	February 25, 2015

/s/ Kelvin L. Davis	/s/ Brenda J. Mixson
Kelvin L. Davis, Director	Brenda J. Mixson, Director
February 25, 2015	February 25, 2015

/s/ Laurie L. Dotter	/s/ James A. Thomas
Laurie L. Dotter, Director	James A. Thomas
February 25, 2015	Chairman of the Board and Director
February 25, 2015