Form 10-Q
period 2015-03-31
PARKWAY PROPERTIES INC
filed 2015-05-04
CIK 729237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended March 31, 2015
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

There were 111,538,689 shares of Common Stock, $.001 par value, and 4,213,104 shares of Limited Voting Stock, $.001 par value, outstanding at April 27, 2015.

PARKWAY PROPERTIES, INC.
FORM 10-Q
TABLE OF CONTENTS
FOR THE QUARTER ENDED MARCH 31, 2015

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q that are not in the present or past tense or discuss the Company's expectations (including the use of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “project,” “result,” “should,” “will,” “result” or similar expressions) are forward-looking statements within the meaning of the federal securities laws and as such are based upon the Company's current belief as to the outcome and timing of future events. Examples of forward-looking statements include projected capital resources, projected profitability and portfolio performance, estimates of market rental rates, projected capital improvements, expected sources of financing, expectations as to the timing of closing of acquisitions, dispositions or other transactions, the ability to complete acquisitions and dispositions and the risks associated therewith, and the expected operating performance of anticipated near-term acquisitions and descriptions relating to these expectations. Forward-looking statements involve risks and uncertainties (some of which are beyond our control) and are subject to change based upon various factors, including but not limited to, the following risks and uncertainties: changes in the real estate industry and in performance of the financial markets; the actual or perceived impact of U.S. monetary policy; competition in the leasing market; the demand for and market acceptance of our properties for rental purposes; oversupply of office properties in our geographic markets; the amount and growth of our expenses; customer financial difficulties and general economic conditions, including increasing interest rates and changes in prices of commodities, as well as economic conditions in our geographic markets; defaults or non-renewal of leases; risks associated with joint venture partners; risks associated with the ownership and development of real property, including risks related to natural disasters; risks associated with property acquisitions; the failure to acquire or sell properties as and when anticipated; illiquidity of real estate; termination or non-renewal of property management contracts; the bankruptcy or insolvency of companies for which we provide property management services or the sale of these properties; the outcome of claims and litigation involving or affecting us; the ability to satisfy conditions necessary to close pending transactions and the ability to successfully integrate businesses; compliance with environmental and other regulations, including real estate and zoning laws; our inability to obtain financing; our inability to use net operating loss carryforwards; our failure to maintain our status as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the “Code”); and other risks and uncertainties detailed from time to time in our SEC filings. A discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as well as risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q and identified in other documents filed by us with the SEC. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, our business, financial condition, liquidity, cash flows and financial results could differ materially from those expressed in any forward-looking statement. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict the occurrence of those matters or the manner in which they may affect us. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes.

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Real estate related investments:
Office and parking properties	$3,418,060	$3,333,900
Accumulated depreciation	(317,582)	(309,629)
Total real estate related investments, net	3,100,478	3,024,271

Condominium units	9,318	9,318
Mortgage loan receivable	3,395	3,417
Investment in unconsolidated joint ventures	55,166	55,550
Cash and cash equivalents	66,675	116,241
Receivables and other assets	267,478	285,217
Intangible assets, net	179,586	185,488
Assets held for sale	73,657	24,079
Management contract intangibles, net	944	1,133
Total assets	$3,756,697	$3,704,714

Liabilities
Notes payable to banks	$593,000	$481,500
Mortgage notes payable	1,298,971	1,339,450
Accounts payable and other liabilities	179,003	202,413
Liabilities related to assets held for sale	26,375	2,035
Total liabilities	2,097,349	2,025,398

Equity
Parkway Properties, Inc. stockholders' equity:
Common stock, $.001 par value, 215,500,000 shares authorized and 111,538,689 and 111,127,386 shares issued and outstanding in 2015 and 2014, respectively	112	111
Limited voting stock, $.001 par value, 4,500,000 authorized and 4,213,104 shares issued and outstanding	4	4
Additional paid-in capital	1,850,161	1,842,581
Accumulated other comprehensive loss	(9,219)	(6,166)
Accumulated deficit	(457,339)	(443,757)
Total Parkway Properties, Inc. stockholders' equity	1,383,719	1,392,773
Noncontrolling interests	275,629	286,543
Total equity	1,659,348	1,679,316
Total liabilities and equity	$3,756,697	$3,704,714

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues
Income from office and parking properties	$116,915	$95,296
Management company income	2,765	5,983
Sale of condominium units	4	2,834
Total revenues	119,684	104,113
Expenses
Property operating expenses	44,994	37,153
Management company expenses	2,720	4,651
Cost of sales – condominium units	202	2,020
Depreciation and amortization	49,136	40,280
Impairment loss on real estate	1,000	—
General and administrative	8,884	9,412
Acquisition costs	471	645
Total expenses	107,407	94,161
Operating income	12,277	9,952
Other income and expenses
Interest and other income	170	368
Equity in earnings (losses) of unconsolidated joint ventures	162	(478)
Gain on sale of real estate	14,316	6,289
Gain on extinguishment of debt	79	—
Interest expense	(19,198)	(15,244)
Income before income taxes	7,806	887
Income tax expense	(192)	(341)
Income from continuing operations	7,614	546
Discontinued operations:
Loss from discontinued operations	—	(43)
Gain on sale of real estate from discontinued operations	—	10,463
Total discontinued operations	—	10,420
Net income	7,614	10,966
Net income attributable to noncontrolling interests – unit holders	(348)	(564)
Net loss attributable to noncontrolling interests – real estate partnerships	9	443
Net income for Parkway Properties, Inc. and attributable to common stockholders	$7,275	$10,845

Net income	$7,614	$10,966
Other comprehensive loss	(3,223)	(121)
Comprehensive income	4,391	10,845
Comprehensive income attributable to noncontrolling interests	(169)	(195)
Comprehensive income attributable to common stockholders	$4,222	$10,650

Net income per common share attributable to Parkway Properties, Inc.:
Basic:
Income from continuing operations attributable to Parkway Properties, Inc.	$0.07	$0.01
Discontinued operations	—	0.10
Basic net income attributable to Parkway Properties, Inc.	$0.07	$0.11
Diluted:
Income from continuing operations attributable to Parkway Properties, Inc.	$0.07	$0.01
Discontinued operations	—	0.10
Diluted net income attributable to Parkway Properties, Inc.	$0.07	$0.11
Weighted average shares outstanding:
Basic	111,216	97,356
Diluted	116,531	102,614
Amounts attributable to Parkway Properties, Inc. common stockholders:
Income from continuing operations attributable to Parkway Properties, Inc.	$7,275	$953
Discontinued operations	—	9,892
Net income attributable to common stockholders	$7,275	$10,845

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share and per share data)
(Unaudited)

	Parkway Properties, Inc. Stockholders' Equity
	Common Stock	Limited Voting Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	$111	$4	$1,842,581	$(6,166)	$(443,757)	$286,543	$1,679,316
Net income	—	—	—	—	7,275	339	7,614
Other comprehensive loss	—	—	—	(3,053)	—	(170)	(3,223)
Common dividends declared – $0.1875 per share	—	—	—	—	(20,857)	(977)	(21,834)
Share-based compensation	—	—	1,453	—	—	—	1,453
Offering costs associated with the issuance of common stock	—	—	(209)	—	—	—	(209)
Issuance of 367,257 shares of common stock upon redemption of Operating Partnership units	1	—	6,336	—	—	(6,337)	—
Contribution of capital by noncontrolling interests	—	—	—	—	—	2,125	2,125
Distributions to noncontrolling interests	—	—	—	—	—	(5,894)	(5,894)
Balance at March 31, 2015	$112	$4	$1,850,161	$(9,219)	$(457,339)	$275,629	$1,659,348

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net income	$7,614	$10,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,136	40,280
Depreciation and amortization – discontinued operations	—	116
Amortization of below market leases, net	(4,359)	(2,476)
Amortization of financing costs	705	542
Amortization of debt premium, net	(3,025)	(1,283)
Non-cash adjustment for interest rate swaps	248	—
Share-based compensation expense	1,453	2,489
Deferred income taxes	194	220
Gain on sale of real estate	(14,316)	(6,289)
Gain on sale of real estate – discontinued operations	—	(10,463)
Non-cash impairment loss on real estate	1,000	—
Gain on extinguishment of debt	(79)	—
Equity in (earnings) losses of unconsolidated joint ventures	(162)	478
Distributions of income from unconsolidated joint ventures	1,042	—
Change in deferred leasing costs	(4,348)	(2,923)
Changes in operating assets and liabilities:
Change in condominium units	—	1,574
Change in receivables and other assets	(3,546)	(6,101)
Change in accounts payable and other liabilities	(22,295)	(17,874)
Net cash provided by operating activities	9,262	9,256
Investing activities
Proceeds from mortgage loan receivable	22	21
Investment in unconsolidated joint ventures	(598)	(4,000)
Distributions of capital from unconsolidated joint ventures	63	—
Investment in real estate	(142,386)	(34,067)
Proceeds from sale of real estate	36,469	51,080
Real estate development	(10,707)	—
Improvements to real estate	(10,983)	(11,798)
Net cash provided by (used in) investing activities	(128,120)	1,236
Financing activities
Principal payments on mortgage notes payable	(17,344)	(2,782)
Proceeds from mortgage notes payable	2,069	—
Proceeds from bank borrowings	153,702	1,446
Payments on bank borrowings	(42,202)	(59,446)
Debt financing costs	(1,050)	(202)
Dividends paid on common stock	(20,928)	(18,601)
Dividends paid on common units of Operating Partnership	(977)	(976)
Acquisition of noncontrolling interests	—	(41,539)
Contributions from noncontrolling interest partners	2,125	—
Distributions to noncontrolling interest partners	(5,894)	—
Proceeds from stock offerings, net of offering costs	—	205,166
Payments of offering costs associated with the issuance of common stock	(209)	—
Net cash provided by financing activities	69,292	83,066
Change in cash and cash equivalents	(49,566)	93,558
Cash and cash equivalents at beginning of period	116,241	58,678
Cash and cash equivalents at end of period	$66,675	$152,236

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)
(Unaudited)

Supplemental Cash Flow Information and Schedule of Non-Cash Investing and Financing Activity

	Three Months Ended March 31,
	2015	2014
Supplemental cash flow information:
Cash paid for interest	$21,871	$16,157
Cash paid for income taxes	271	271
Supplemental schedule of non-cash investing and financing activity:
Operating Partnership units converted to common stock	6,337	—
Issuance of Operating Partnership units	—	1,546
Transfer of assets classified as held for sale, net	49,578	—
Transfer of liabilities classified as held for sale, net	24,340	—

See notes to consolidated financial statements.

Parkway Properties, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

Parkway Properties, Inc. (the “Company") is a fully integrated, self-administered and self-managed real estate investment trust ("REIT") specializing in the acquisition, ownership and management of quality office and parking properties in high-growth submarkets in the Sunbelt region of the United States.  At April 1, 2015, the Company owned or had an interest in a portfolio of 50 office and parking properties located in seven states with an aggregate of approximately 17.1 million square feet of leasable space. The Company offers fee-based real estate services through its wholly owned subsidiaries, which in total managed and/or leased approximately 4.3 million square feet for third-party property owners at April 1, 2015.  Unless otherwise indicated, all references to square feet represent net rentable area.

The Company is the sole, indirect general partner of Parkway Properties LP, (the "Operating Partnership" or "Parkway LP") and, as of March 31, 2015, owned a 95.7% interest in the Operating Partnership. The remaining 4.3% interest consists of common units of limited partnership interest issued by the Operating Partnership to limited partners in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and joint ventures in which the Company has a controlling interest. The other partners' equity interests in the consolidated joint ventures are reflected as noncontrolling interests in the consolidated financial statements. The Company also consolidates subsidiaries where the entity is a variable interest entity ("VIE") and it is the primary beneficiary and has the power to direct the activities of the VIE and has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. At March 31, 2015 and December 31, 2014, the Company did not have any VIEs that required consolidation. All significant intercompany transactions and accounts have been eliminated in the accompanying financial statements.

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. The financial statements should be read in conjunction with the 2014 annual report on Form 10-K and the audited financial statements included therein and the notes thereto.

The balance sheet at December 31, 2014 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by United States GAAP for complete financial statements.

Reclassifications

Certain reclassifications have been made in the 2014 consolidated financial statements to conform to the 2015 classifications with no impact on previously reported net income or equity.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers." This update was initiated in a joint project between the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosure requirements; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This update is effective for interim and annual reporting periods, beginning after December 15, 2016, and early application is not permitted. The standard allows for either "full retrospective" adoption, meaning the standard is applied to all of the periods presented, or "modified retrospective" adoption, meaning the standard is applied only to the most recent period presented in the financial statements. The Company is currently assessing this guidance for future implementation. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016.

In January 2015, the FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items," (“ASU 2015-01”). ASU 2015-01 eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 will be effective for the Company’s fiscal year beginning January 1, 2016 and subsequent interim periods. The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, with early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

Note 2 – Investment in Office and Parking Properties

Included in investment in office and parking properties at March 31, 2015 are 48 office and parking properties located in seven states.

2015 Acquisitions

On January 8, 2015, the Company acquired One Buckhead Plaza, an office building located in the Buckhead submarket of Atlanta, Georgia, for a gross purchase price of $157.0 million.

The aggregate preliminary purchase price allocation related to tangible and intangible assets and liabilities based on Level 2 and Level 3 inputs for One Buckhead Plaza is as follows (in thousands):

Amount
Land	$20,600
Buildings	124,634
Tenant improvements	5,562
Lease commissions	5,326
Lease in place value	7,143
Above market leases	1,764
Below market leases	(8,029)

The allocation of the purchase price was based on preliminary estimates and is subject to change within the measurement period as valuations are finalized.

The Company's unaudited pro forma results of operations after giving effect to the purchase of One Buckhead Plaza as if the purchase had occurred on January 1, 2014 is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Revenues	$120,980	$108,989
Net income attributable to common stockholders	$7,381	$11,246
Basic net income attributable to common stockholders per share	$0.07	$0.12
Diluted net income attributable to common stockholders per share	$0.06	$0.11

Summary of Dispositions

On January 15, 2015, the Company sold the Raymond James Tower, an office property located in Memphis, Tennessee, for a gross sale price of $19.3 million, providing $8.9 million in buyer credits, and recognized a loss of approximately $47,000 in continuing operations during the three months ended March 31, 2015.

On February 4, 2015, the Company sold the Honeywell Building, an office property located in Houston, Texas, for a gross sale price of $28.0 million, and recognized a gain of approximately $14.3 million in continuing operations during the three months ended March 31, 2015.

Properties Held for Sale

On March 6, 2015, Parkway Properties Office Fund II L.P. ("Fund II") entered into a purchase and sale agreement to sell Two Ravinia Drive, an office property located in Atlanta, Georgia, for a gross sale price of $78.0 million. As of March 31, 2015, the Company recorded assets held for sale and liabilities held for sale related to this property of $48.4 million and $25.3 million, respectively. The Company sold the property on April 8, 2015 and expects to record a gain on sale of real estate during the second quarter of 2015. Simultaneously with the closing of the sale, Fund II paid in full the remaining outstanding mortgage balance totaling $22.1 million and incurred a prepayment fee and swap early termination fee of $1.8 million as part of the repayment, of which $525,000 is the Company's share.

On March 19, 2015, the Company entered into a purchase and sale agreement to sell Hillsboro I-V located in Ft. Lauderdale, Florida for a gross sale price of $22.0 million. The Company expects to close the sale during the second quarter of 2015, subject to customary closing conditions, and recognize a gain on sale of real estate. As of March 31, 2015, the Company recorded assets held for sale and liabilities held for sale related to this property of $18.3 million and $702,000, respectively.

On March 20, 2015, the Company entered into a purchase and sale agreement to sell City Centre located in Jackson, Mississippi for a gross sale price of $6.2 million. The Company expects to close the sale during the fourth quarter of 2015, subject to customary closing conditions. As of March 31, 2015, the Company recorded assets held for sale and liabilities held for sale related to this property of $6.9 million and $349,000, respectively. As a result, the Company recognized an impairment loss on real estate of $1.0 million during the three months ended March 31, 2015.

Note 3 – Mortgage Loan Receivable

On June 3, 2013, the Company issued a first mortgage loan to an affiliate of US Airways, which is secured by the US Airways Building, an office building located in Phoenix, Arizona in which the Company owns a 74.6% interest, with US Airways owning the remaining 25.4% interest in the building. The $3.4 million mortgage loan has a fixed interest rate of 3.0% and matures on December 31, 2016.

Note 4 – Investment in Unconsolidated Joint Ventures

In addition to the 48 office and parking properties included in the consolidated financial statements, the Company was also invested in two unconsolidated joint ventures with unrelated investors as of March 31, 2015. Accordingly, the assets and liabilities of the joint ventures are not included on the Company's consolidated balance sheets at March 31, 2015 and December 31, 2014. Information relating to these unconsolidated joint ventures is summarized below (in thousands, except ownership %):

Joint Venture Entity	Location	Parkway's Ownership%	Number of Properties	Investment Balance at March 31, 2015	Investment Balance at December 31, 2014
US Airways Building Tenancy in Common ("US Airways Building")	Phoenix, AZ	74.58%	1	$39,455	$39,760
7000 Central Park JV LLC ("7000 Central Park")	Atlanta, GA	40.00%	1	15,711	15,790
			2	$55,166	$55,550

The following table summarizes the balance sheet of the unconsolidated joint ventures at March 31, 2015 (in thousands):

	US Airways Building	7000 Central Park	Total
Cash	$146	$287	$433
Restricted cash	—	251	251
Real estate, net	47,245	48,429	95,674
Intangible assets, net	4,942	3,762	8,704
Other assets	937	2,361	3,298
Total assets	$53,270	$55,090	$108,360

Mortgage debt	$13,357	$30,000	$43,357
Other liabilities	371	1,643	2,014
Partners' equity	39,542	23,447	62,989
Total liabilities and partners' equity	$53,270	$55,090	$108,360

The following table summarizes the balance sheet of the unconsolidated joint ventures at December 31, 2014 (in thousands):

	US Airways Building	7000 Central Park	Total
Cash	$146	$1,218	$1,364
Restricted cash	—	269	269
Real estate, net	47,632	48,532	96,164
Intangible assets, net	5,078	4,157	9,235
Other assets	824	2,099	2,923
Total assets	$53,680	$56,275	$109,955

Mortgage debt	$13,441	$30,000	$43,441
Other liabilities	370	1,561	1,931
Partners' equity	39,869	24,714	64,583
Total liabilities and partners' equity	$53,680	$56,275	$109,955

The following table summarizes the income statements of the unconsolidated joint ventures for the three months ended March 31, 2015 (in thousands):

	US Airways Building	7000 Central Park	Austin Joint Venture (1)	Total
Revenues	$1,126	$1,841	$—	$2,967
Operating expenses	—	1,035	—	1,035
Depreciation and amortization	522	1,629	—	2,151
Operating income (loss) before interest	604	(823)	—	(219)
Interest expense	101	148	—	249
Loan cost amortization	—	43	—	43
Net income (loss)	$503	$(1,014)	$—	$(511)
(1) The Company previously owned an indirect interest in PKY/CalSTRS Austin, LLC (the "Austin Joint Venture"), a joint venture with the California State Teachers' Retirement System ("CalSTRS"). The Company terminated the Austin Joint Venture on November 17, 2014.

The following table summarizes the income statements of the unconsolidated joint ventures for the three months ended March 31, 2014 (in thousands):

	US Airways Building	7000 Central Park	Austin Joint Venture (1)	Total
Revenues	$1,126	$1,848	$13,364	$16,338
Operating expenses	—	850	5,591	6,441
Depreciation and amortization	522	1,160	5,569	7,251
Operating income (loss) before interest	604	(162)	2,204	2,646
Interest expense	104	149	5,169	5,422
Loan cost amortization	—	(234)	—	(234)
Net income (loss)	$500	$(77)	$(2,965)	$(2,542)
(1) The Company previously owned an indirect interest in the Austin Joint Venture. The Company terminated the Austin Joint Venture on November 17, 2014.

On December 19, 2013, the Company acquired Thomas Properties Group, Inc.'s ("TPGI") interest in the Austin Joint Venture in connection with the merger transactions (the "Mergers") with TPGI. The Company and Madison International Realty ("Madison") owned a 50% interest in the joint venture with CalSTRS, of which the Company's ownership interest was 33%. On January 24, 2014, pursuant to a put right held by Madison, the Company purchased Madison’s approximately 17% interest in the Austin Joint Venture for a purchase price of approximately $41.5 million. On February 10, 2014, pursuant to an agreement entered into between CalSTRS and the Company, CalSTRS exercised an option to purchase 60% of Madison's former interest on the same terms as the Company for approximately $24.9 million. After giving effect to these transactions, the Company had a 40% interest in the CalSTRS joint venture and the Austin properties, with CalSTRS owning the remaining 60% and the Company recorded a gain of approximately $6.3 million during the three months ended March 31, 2014.

Note 5 – Capital and Financing Transactions

Notes Payable to Banks

At March 31, 2015 and December 31, 2014, the Company had $593.0 million and $481.5 million outstanding, respectively, under the following credit facilities (in thousands):

Credit Facilities	Interest Rate	Initial Maturity	Outstanding Balance at March 31, 2015	Outstanding Balance at December 31, 2014
$10.0 Million Working Capital Revolving Credit Facility	1.7%	03/30/2018	$—	$—
$450.0 Million Revolving Credit Facility	1.5%	03/30/2018	243,000	131,500
$250.0 Million Five-Year Term Loan	2.6%	03/29/2019	250,000	250,000
$100.0 Million Seven-Year Term Loan	4.4%	03/31/2021	100,000	100,000
			$593,000	$481,500

On January 27, 2015, the Company exercised the accordion feature under its senior unsecured revolving credit facility to increase the facility by $200.0 million to $450.0 million. All other terms and covenants associated with the senior unsecured revolving credit facility remained unchanged as a result of the increase.

The senior unsecured revolving credit facility and unsecured term loans bear interest at LIBOR plus an applicable margin. As a result of the investment grade credit ratings the Company received in January 2015 from S&P and Moody's, the Company has changed to a different pricing grid under its existing credit agreement that is based on the Company's most recent credit rating. The new applicable margin for the senior unsecured revolving credit facility is currently 1.30% resulting in an all-in rate of 1.47%. The new applicable margin for the $250.0 million five-year unsecured term loan is currently 1.40% resulting in a weighted average all-in rate of 2.56%, after giving effect to the floating-to-fixed-rate interest rate swaps. The new applicable margin for the $100.0 million seven-year unsecured term loan is currently 1.85%, resulting in an all-in rate of 4.41%, after accounting for the floating-to-fixed-rate interest rate swap.

Mortgage Notes Payable

Mortgage notes payable at March 31, 2015 totaled $1.3 billion, including unamortized net premiums on debt acquired of $24.8 million, with an effective interest rate of 4.37%.

On March 5, 2015, the Company extinguished the mortgage note payable associated with Westshore Corporate Center. The balance at the date of payoff was approximately $14.0 million. The Company recognized a gain on extinguishment of debt of approximately $79,000.

On March 23, 2015, Fund II drew approximately $2.1 million on its construction loan secured by the Hayden Ferry Lakeside III development in the Tempe submarket of Phoenix, Arizona. As of March 31, 2015, the balance of the construction loan payable was approximately $2.6 million.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (Loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2015, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. See "Note 6 – Fair Values of Financial Instruments," for the fair value of the Company's derivative financial instruments as well as their classification on the Company's consolidated balance sheets as of March 31, 2015 and December 31, 2014.

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

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Operations and Comprehensive Income

The table below presents the effect of the Company's derivative financial instruments on the Company's consolidated statements of operations and comprehensive income for the three months ended March 31, 2015 and 2014 (in thousands):

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Three Months Ended March 31,
	2015	2014
Amount of loss recognized in other comprehensive income on derivatives	$(5,105)	$(1,533)
Net loss reclassified from accumulated other comprehensive loss into earnings	$1,858	$1,412
Amount of loss recognized in income on derivatives (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$24	$—

Credit Risk-Related Contingent Features

The Company has entered into agreements with each of its derivative counterparties that provide that if the Company defaults or is capable of being declared in default on any of its indebtedness, the Company could also be declared in default on its derivative obligations.

As of March 31, 2015, the fair value of derivatives in a liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $13.8 million. As of March 31, 2015, the Company has not posted any collateral related to these agreements and was not in default under any of its derivative obligations. If the Company had been in default under any of its derivative obligations, it could have been required to settle its obligations under the agreements with its derivative counterparties at their aggregate termination value of $13.4 million at March 31, 2015.

Note 6 – Fair Values of Financial Instruments

FASB ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"), defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also provides guidance for using fair value to measure financial assets and liabilities.The Codification requires disclosure of the level within the fair value hierarchy in which the fair value measurements fall, including measurements using quoted prices in active markets for identical assets or liabilities (Level 1), quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active (Level 2), and significant valuation assumptions that are not readily observable in the market (Level 3).

Assets and liabilities disclosed at fair value on a recurring basis were as follows (in thousands):

	As of March 31, 2015		As of December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$66,675	$66,675	$116,241	$116,241
Mortgage loan receivable	3,395	3,395	3,417	3,417
Interest rate swap agreements	412	412	1,131	1,131
Financial Liabilities:
Mortgage notes payable	$1,298,971	$1,309,047	$1,339,450	$1,327,637
Notes payable to banks	593,000	592,258	481,500	477,967
Interest rate swap agreements	13,790	13,790	11,077	11,077

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

Note 7 – Net Income Per Common Share

Basic earnings per share ("EPS") are computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. In arriving at net income attributable to common stockholders, preferred stock dividends, if any, are deducted.  Diluted EPS reflects the potential dilution that could occur if share equivalents such as Operating Partnership units, employee stock options, restricted share units ("RSUs"), restricted shares, deferred incentive share units and profits interest units ("LTIP units") were exercised or converted into common stock that then shared in the earnings of the Company.

The computation of diluted EPS is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Numerator:
Basic net income attributable to common stockholders	$7,275	$10,845
Effect of net income attributable to noncontrolling interests - unit holders	348	564
Diluted net income attributable to common stockholders	$7,623	$11,409
Denominator:
Basic weighted average shares outstanding	111,216	97,356
Effect of Operating Partnership units	5,114	5,200
Effect of stock options	—	29
Effect of restricted share units	189	15
Effect of restricted shares	6	—
Effect of deferred incentive share units	6	14
Diluted adjusted weighted average shares outstanding	116,531	102,614

Basic and diluted net income per share attributable to Parkway Properties, Inc.	$0.07	$0.11

The computation of diluted EPS for the three months ended March 31, 2015 does not include the effect of employee stock options and LTIP units as their inclusion would have been anti-dilutive. The computation of diluted EPS for the three months ended March 31, 2014 does not include the effect of restricted shares and LTIP units as their inclusion would have been anti-dilutive. Terms and conditions of these awards are described in "Note 11 – Share-Based and Long-Term Compensation Plans."

Note 8 – Noncontrolling Interests

The Company has an interest in two joint ventures that are included in its consolidated financial statements: Fund II assets and the Murano residential condominium project. Other noncontrolling interests include interests in the Company's Operating Partnership that represent common Operating Partnership units that are not owned by the Company.

Fund II

The following represents detailed information on the Fund II assets as of March 31, 2015:

Property Name	Location	Company's Ownership %
Hayden Ferry Lakeside I	Phoenix, AZ	30.0%
Hayden Ferry Lakeside II	Phoenix, AZ	30.0%
Hayden Ferry Lakeside III	Phoenix, AZ	70.0%
Hayden Ferry Lakeside IV and adjacent garage	Phoenix, AZ	30.0%
245 Riverside	Jacksonville, FL	30.0%
3344 Peachtree	Atlanta, GA	33.0%
Two Ravinia Drive (1)	Atlanta, GA	30.0%
Two Liberty Place	Philadelphia, PA	19.0%
(1) Two Ravinia Drive was held for sale at March 31, 2015.

Fund II, a $750.0 million discretionary fund, was formed on May 14, 2008 and was fully invested at February 10, 2012. Fund II was structured such that Teacher Retirement System of Texas ("TRST") was a 70% investor and the Company was a 30% investor in the fund, with an original target capital structure of approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt. Fund II acquired 13 properties in Atlanta, Georgia; Charlotte, North Carolina; Phoenix, Arizona; Jacksonville, Orlando, and Tampa, Florida; and Philadelphia, Pennsylvania. In August 2012, Fund II increased its investment capacity by $20.0 million to purchase Hayden Ferry Lakeside III, IV and V, a 2,500 space parking garage, an office property and a vacant parcel of development land, all adjacent to Hayden Ferry Lakeside I and Hayden Ferry Lakeside II in Phoenix, Arizona. In August 2013, Fund II expanded its investment guidelines solely for the purpose of authorizing the purchase of a parcel of land available for development in Tempe, Arizona. In April 2014, Fund II authorized the development of Hayden Ferry Lakeside III, as well as the transfer of an interest in the owner of Hayden Ferry Lakeside III, a subsidiary of Fund II, to the Operating Partnership, such that the Company owns a 70% indirect interest in Hayden Ferry Lakeside III.

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

Other Noncontrolling Interests

The Company’s interest in its properties is held through the Operating Partnership. All decisions relating to the operations and distributions of the Operating Partnership are made by the Company, which serves indirectly as the sole general partner of the Operating Partnership. The Company owns a 95.7% interest in the Operating Partnership at March 31, 2015. Noncontrolling interests in the Operating Partnership represents common Operating Partnership units that are not owned by the Company. Interests in the Operating Partnership are owned by limited partners who contributed properties and other assets to the Operating Partnership in exchange for common Operating Partnership units as part of merger and acquisition activities. Limited partners have the right under the partnership agreement of the Operating Partnership to tender their units for redemption in exchange for cash or shares of the Company’s common stock, as selected by the Company in its sole and absolute discretion. Accordingly, the Company classifies the common Operating Partnership units held by limited partners in permanent equity because the Company may elect to issue shares of its common stock to limited partners exercising their redemption rights rather than using cash.

Noncontrolling interests – unit holders include (a) 677,032 outstanding common units in the Operating Partnership that were issued in connection with the Company's December 2013 acquisition of Lincoln Place, an office building located in the South Beach submarket in Miami, Florida, and (b) approximately 4.3 million outstanding common units in the Operating Partnership that were issued in exchange for outstanding limited partnership interests in TPGI in connection with the Mergers.

Income is allocated to noncontrolling interests based on the weighted average percentage ownership during the period.

Note 9 – Discontinued Operations

All current and prior period income from the following office and parking property dispositions are included in discontinued operations for the three months ended March 31, 2014 (in thousands).

Office and Parking Properties	Location	Date of Sale	Net Sales Price	Net Book Value of Real Estate	Gain on Sale
2014 Dispositions: (1)
Woodbranch Building	Houston, TX	01/14/2014	$14,424	$4,450	$9,974
Mesa Corporate Center	Phoenix, AZ	01/31/2014	12,257	11,768	489
			$26,681	$16,218	$10,463
(1) With the adoption of ASU 2014-08, "Reporting Discontinued Operations and Disposals of Components of an Entity" effective January 1, 2014, the Company's 2014 sales of the Woodbranch Building and Mesa Corporate Center are included in discontinued operations for the three months ended March 31, 2014 as these properties were previously classified as held for sale at December 31, 2013.

The amount of revenues and expenses for these office and parking properties reported in discontinued operations for the three months ended March 31, 2015 and 2014 is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Statement of Operations:
Revenues
Income from office and parking properties	$—	$205
Expenses
Operating expenses	—	132
Depreciation and amortization	—	116
Total expenses	—	248
Loss from discontinued operations	—	(43)
Gain on sale of real estate from discontinued operations	—	10,463
Total discontinued operations per Statements of Operations	—	10,420
Net income attributable to noncontrolling interest from discontinued operations - unit holders	—	(528)
Total discontinued operations - Company's share	$—	$9,892

Note 10 – Income Taxes

The Company elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").  In January 1998, the Company completed its reorganization into an UPREIT structure under which substantially all of the Company’s real estate assets are owned by the Operating Partnership. Presently, substantially all interests in the Operating Partnership are owned by the Company and a wholly owned subsidiary. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes to the Company's stockholders. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its stockholders. In addition, the Company has elected to treat certain consolidated subsidiaries as taxable REIT subsidiaries, which are tax paying entities for income tax purposes and are taxed separately from the Company.  Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform non-customary services for customers and are subject to federal and state income tax at regular corporate tax rates.

The Operating Partnership, which is a pass-through entity, generally is not subject to federal and state income taxes, as all of the taxable income, gains, losses, and deductions are passed through to its partners. However, the Operating Partnership and some of its subsidiaries are subject to income taxes in Texas. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes.

The Company’s provision for income taxes was $192,000 and $341,000 for the three months ended March 31, 2015 and 2014, respectively.

Note 11 – Share-Based and Long-Term Compensation Plans

On February 20, 2015, the Board of Directors adopted the Parkway Properties, Inc. and Parkway Properties LP 2015 Omnibus Equity Incentive Plan (the “2015 Equity Plan”) and recommended adoption of the same to the Company’s stockholders.  The 2015 Equity Plan permits the grant of awards with respect to a number of shares of common stock equal to the sum of (1) 2,500,000 shares, plus (2) the number of shares available for future awards under the Parkway Properties, Inc. and Parkway Properties LP 2013 Omnibus Equity Incentive Plan (the "2013 Equity Plan"), plus (3) the number of shares related to awards outstanding under the 2013 Equity Plan that terminate by expiration or forfeiture, cancellation, or otherwise without the issuance of such shares of Common Stock.
The 2013 Equity Plan was approved by the stockholders of the Company on May 16, 2013. The 2013 Equity Plan replaced the 2010 Omnibus Equity Incentive Plan (the "2010 Equity Plan"). Outstanding awards granted under the 2010 Equity Plan continue to be governed by the 2010 Equity Plan. All of the employees of the Company and the Operating Partnership, employees of certain subsidiaries of the Company, non-employee directors, and any consultants or advisors to the Company and the Operating Partnership are eligible to participate in the 2013 Equity Plan.

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

Through March 31, 2015, the Company has granted stock options, LTIP units and RSUs (including time-vesting RSUs and performance-vesting RSUs) under the 2013 Equity Plan, and RSUs and LTIP units under the 2015 Equity Plan, subject to forfeiture if stockholders do not approve the plan, except to the extent such awards could have been made under the 2013 Equity Plan, each as described below. As of March 31, 2015, the Company has restricted shares and deferred incentive share units outstanding under the 2010 Equity Plan, as described below.

Long-Term Equity Incentives

At March 31, 2015, a total of 1,850,000 stock options had been granted to officers of the Company under the 2013 Equity Plan. Each stock option will vest in increments of 25% per year on each of the first, second, third and fourth anniversaries of the grant date, subject to the grantee's continued service. During the three months ended March 31, 2015, 431,250 options vested and, as of March 31, 2015, 862,500 options remain unvested. The stock options are valued at $3.6 million, which equates to an average price per option of $4.18.

At March 31, 2015, a total of 483,182 time-vesting RSUs had been granted to officers of the Company and remain outstanding under the 2013 Equity Plan. The time-vesting RSUs are valued at $8.8 million, which equates to an average price per share of $18.13.

At March 31, 2015, a total of 447,938 LTIP units had been granted to officers of the Company and remain outstanding under the 2015 Equity Plan and 2013 Equity Plan. LTIP units are a form of limited partnership interest issued by the Operating Partnership, and will be considered earned if, and only to the extent to which applicable total shareholder return, ("TSR"), performance measures are achieved during the performance period. Grant date fair values of the LTIP units are estimated and the resulting expense is recorded regardless of whether the TSR performance measures are achieved if the required service is delivered. The grant date fair values are being amortized over expense over the period from the grant date to the date at which the awards, if any, would become vested. The LTIP units are valued at $3.8 million, which equates to an average price per share of $8.58.

At March 31, 2015, a total of 233,528 performance-vesting RSUs had been granted to officers of the Company and remain outstanding under the 2013 Equity Plan. The performance-vesting RSUs are valued at $1.9 million, which equates to an average price per share of $8.15. Each LTIP unit and performance-vesting RSU will vest based on the attainment of total stockholder return targets during the applicable performance period, subject to the grantee's continued service.

At March 31, 2015, a total of 5,426 restricted shares had been granted to officers of the Company and remain outstanding under the 2010 Equity Plan. The restricted shares vest ratably over four years from the date of grant, with the last restricted shares vesting in January 2016. The restricted shares are valued at $75,000, which equates to an average price per share of $13.82.

At March 31, 2015, a total of 6,570 deferred incentive share units had been granted to employees of the Company and remain outstanding under the 2010 Equity Plan. The deferred incentive share units are valued at $109,000, which equates to an average price per share of $16.59. The deferred incentive share units vest ratably over four years from the date of grant, with the last deferred incentive share units vesting in December 2015.

Total compensation expense related to restricted shares, deferred incentive share units, stock options, RSUs, and LTIP units of $1.7 million and $2.5 million was recognized in general and administrative expenses on the Company's consolidated statements of operations and comprehensive income (loss) during the three months ended March 31, 2015 and 2014, respectively. Total compensation expense related to non-vested awards not yet recognized was $10.5 million at March 31, 2015. The weighted average period over which this expense is expected to be recognized is approximately two years.

A summary of the Company's restricted shares, deferred incentive share units, stock options, RSUs, and LTIP unit activity for the three months ended March 31, 2015 is as follows:

	Restricted Shares		Deferred Incentive Share Units		Stock Options		RSUs		LTIP Units
	# of Shares	Weighted Average Grant-Date Fair Value	# of Share Units	Weighted Average Grant-Date Fair Value	# of Options	Weighted Average Grant-Date Fair Value	# of Share Units	Weighted Average Grant-Date Fair Value	# of LTIP Units	Weighted Average Grant-Date Fair Value
Balance at 12/31/2014	13,769	$14.61	6,855	$16.63	1,293,750	$4.17	504,533	$16.03	300,636	$9.26
Granted	—	—	—	—	—	—	267,596	13.5	147,302	7.18
Vested / Exercised	(8,343)	15.13	—	—	(431,250)	4.18	(55,419)	18.74	—	—
Forfeited	—	—	(285)	17.56	—	—	—	—	—	—
Balance at 3/31/2015	5,426	$13.82	6,570	$16.59	862,500	$4.18	716,710	$14.88	447,938	$8.58

Note 12 – Related Party Transactions

On March 25, 2015, the Company paid $250,000 to TPG VI Management, LLC as payment of a monitoring fee pursuant to the Management Services Agreement dated June 5, 2012, as amended, which provides that the monitoring fee be payable entirely in cash. The monitoring fee, which is paid quarterly when the Company pays its common stock dividend, is in lieu of director fees otherwise payable to the TPG VI Pantera Holdings, L.P.–nominated members of the Board of Directors.

Note 13 – Subsequent Events

Summary of Pending Dispositions

On March 11, 2015, the Company entered into a purchase and sale agreement to sell Peachtree Dunwoody located in Atlanta, Georgia for a gross sale price of $52.5 million. The Company expects to close the sale during the second quarter of 2015, subject to customary closing conditions. Peachtree Dunwoody did not meet held for sale criteria as of March 31, 2015.

On March 24, 2015, the Company entered into a purchase and sale agreement to sell 400 North Belt located in Houston, Texas for a gross sale price of $10.2 million. The Company expects to close the sale during the second quarter of 2015, subject to customary closing conditions. 400 North Belt did not meet held for sale criteria as of March 31, 2015.

Capital and Financing Transactions

On April 3, 2015, the Company paid in full the $68.0 million Teachers Insurance and Annuity Associations mortgage debt secured by Hillsboro I-V, Peachtree Dunwoody, One Commerce Green and the Comerica Bank Building and incurred a $3.0 million prepayment fee as part of the repayments.

On April 6, 2015, the Company paid in full the $32.0 million first mortgage secured by 3350 Peachtree and incurred a $320,000 prepayment fee as part of the repayment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview

Parkway Properties, Inc. (and collectively, with its subsidiaries, including Parkway Properties LP, "we", "our", or "us") is a fully integrated, self-administered and self-managed real estate investment trust ("REIT") specializing in the acquisition, ownership, development and management of quality office properties in high-growth submarkets in the Sunbelt region of the United States. At April 1, 2015, we owned or had an interest in 50 office and parking properties located in seven states with an aggregate of approximately 17.1 million square feet of leasable space. We offer fee-based real estate services through our wholly owned subsidiaries, which in total managed and/or leased approximately 4.3 million square feet for third-party property owners at April 1, 2015. Unless otherwise indicated, all references to square feet represent net rentable area.

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

Occupancy.  Our revenues are dependent on the occupancy of our office buildings. At April 1, 2015, occupancy of our office portfolio was 89.3% compared to 88.6% at January 1, 2015 and 88.5% at April 1, 2014. Not included in the April 1, 2015 occupancy rate is the impact of 31 signed leases totaling 309,820 square feet expected to take occupancy between now and the third quarter of 2018, of which the majority will commence during the second quarter of 2015. Including these signed leases, our portfolio was 91.1% leased at April 1, 2015. Our average occupancy for the three months ended March 31, 2015, was 89.2%.

During the first quarter of 2015, 52 leases were renewed totaling 329,000 rentable square feet at an average annual rental rate per square foot of $29.70, representing a 9.0% rate increase as compared to expiring rental rates, and at an average cost of $3.58 per square foot per year of the lease term.

During the first quarter of 2015, 16 expansion leases were signed totaling 87,000 rentable square feet at an average annual rental rate per square foot of $33.02 and at an average cost of $8.39 per square foot per year of the lease term.

During the first quarter of 2015, 29 new leases were signed totaling 226,000 rentable square feet at an average annual rental rate per square foot of $30.39 and at an average cost of $6.96 per square foot per year of the term.

Rental Rates.  An increase in vacancy rates in a market or at a specific property has the effect of reducing market rental rates. Inversely, a decrease in vacancy rates in a market or at a specific property has the effect of increasing market rental rates. Our leases typically have three to seven year terms, though we do enter into leases with terms that are either shorter or longer than that typical range from time to time. As leases expire, we seek to replace existing leases with new leases at the current market rental rate. For our properties owned as of April 1, 2015, management estimates that we have approximately $1.96 per square foot in annual rental rate embedded growth in our office property leases. Embedded growth is defined as the difference between the weighted average in-place cash rents including operating expense reimbursements and the weighted average estimated market rental rate.

The following table represents the embedded growth by lease expiration year for our portfolio including unconsolidated joint ventures:

Year of Expiration	Occupied Square Footage (in thousands)	Percentage of Total Square Feet	Annualized Rental Revenue (in thousands)	Number of Leases	Weighted Average Expiring Gross Rental Rate per NRSF	Weighted Average Estimated Market Rent per NRSF (1)

2015	987	5.8%	$27,522	271	$27.88	$30.57
2016	2,487	14.5%	67,953	220	27.32	29.14
2017	1,910	11.2%	53,794	220	28.16	30.37
2018	1,460	8.5%	43,322	187	29.67	30.78
2019	1,301	7.6%	40,708	123	31.29	31.53
2020	1,162	6.8%	35,035	118	30.15	29.08
Thereafter	5,980	34.9%	174,446	179	29.16	31.52
Total	15,287	89.3%	$442,780	1,318	$28.96	$30.92
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

Customer Retention.  Keeping existing customers is important as high customer retention leads to increased occupancy, less downtime between leases and reduced leasing costs. We estimate that it costs two to three times more to replace an existing customer with a new one than to retain an existing customer. In making this estimate, we take into account the sum of revenue lost during downtime on the space plus leasing costs, which typically rise as market vacancies increase. Therefore, we focus a great amount of energy on customer retention. We seek to retain our customers by continually focusing on operations at our office and parking properties. We believe in providing superior customer service; hiring, training, retaining and empowering each employee; and creating an environment of open communication both internally and externally with customers and stockholders. Our customer retention rate was 81.1% for the quarter ended March 31, 2015, as compared to 82.6% for the quarter ended December 31, 2014, and 80.5% for the quarter ended March 31, 2014.

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

Parkway Properties Office Fund II, L.P.

At March 31, 2015, we had one consolidated partnership structured as a discretionary fund. Parkway Properties Office Fund II L.P. ("Fund II"), a $750.0 million discretionary fund, was formed on May 14, 2008. Fund II was structured with The Teacher Retirement System of Texas ("TRST") as a 70% investor and Parkway Properties LP (the "Operating Partnership") as a 30% investor, with an original target capital structure of approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt. Fund II currently owns seven properties totaling 2.5 million square feet in Atlanta, Georgia; Phoenix, Arizona; Jacksonville, Florida; and Philadelphia, Pennsylvania. In August 2012, Fund II increased its investment capacity by $20.0 million to purchase Hayden Ferry Lakeside III, IV and V, a 2,500 space parking garage, a 21,000 square foot office property and a vacant parcel of land available for development, all adjacent to our Hayden Ferry Lakeside I and Hayden Ferry Lakeside II office properties in Phoenix, Arizona. In August 2013, Fund II expanded its investment guidelines solely for the purpose of authorizing the purchase of a parcel of land available for development in Tempe, Arizona. In April 2014, Fund II authorized the development of Hayden Ferry Lakeside III, as well as the transfer of an interest in the owner of Hayden Ferry Lakeside III, a subsidiary of Fund II, to our Operating Partnership. We now own a 70% indirect interest in Hayden Ferry Lakeside III. In October 2014, Fund II sold Tempe Town Lake, approximately one acre of land located in Tempe, Arizona for a gross sale price of $2.0 million.

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

Joint Ventures

In addition to the 48 office and parking properties included in our consolidated financial statements, we were also invested in two unconsolidated joint ventures with unrelated investors as of March 31, 2015.

Financial Condition

Comparison of the three months ended March 31, 2015 to the year ended December 31, 2014.

Assets. During the three months ended March 31, 2015, we continued the execution of our strategy of operating and acquiring office and parking properties as well as disposing of non-core assets that no longer meet our investment criteria or for which a disposition would maximize value. During the three months ended March 31, 2015, total assets increased $52.0 million, or 1.4%, as compared to the year ended December 31, 2014.  The primary reason for the increase was the purchase of One Buckhead Plaza (see "– Acquisitions and Improvements"), partially offset by the disposition of two office properties (see "– Dispositions").

Acquisitions and Improvements.  Our investment in office and parking properties increased $76.2 million net of depreciation to a carrying amount of $3.1 billion at March 31, 2015 and consisted of 48 office and parking properties. The primary reason for the increase in office and parking properties relates to the purchase of One Buckhead Plaza, which is summarized in the table below, improvements to office properties of approximately $7.7 million and the development of Hayden Ferry Lakeside III in Phoenix, Arizona, partially offset by the sale of two office properties, the reclassification of Two Ravinia Drive in Atlanta, Georgia, Hillsboro I-V in Tampa, Florida, and City Centre in Jackson, Mississippi to assets held for sale, and increased depreciation of office and parking properties during the three months ended March 31, 2015.

Office and Parking Properties	Location	Type of Ownership	Ownership Share	Square Feet (in thousands)	Date Purchased	Gross Purchase Price (in thousands)
One Buckhead Plaza	Atlanta, GA	Wholly Owned	100%	464	01/08/2015	$157,000

During the three months ended March 31, 2015, Fund II increased its investment in the Hayden Ferry Lakeside III development located in Phoenix, Arizona by $10.7 million. To date, Fund II has invested $34.7 million in the project and expects the total investment to be approximately $68.8 million.

During the three months ended March 31, 2015, we capitalized building and tenant improvements of $7.7 million and recorded depreciation expense of $30.1 million related to our office and parking properties.

Dispositions.  During the three months ended March 31, 2015, we sold the following two office and parking properties (in thousands):

Office and Parking Properties	Location	Type of Ownership	Square Feet	Date Sold	Gross Sale Price
Raymond James Tower (1)	Memphis, TN	Wholly Owned	337	01/15/2015	$19,250
Honeywell Building	Houston, TX	Wholly Owned	157	02/04/2015	28,000
			494		$47,250
(1) The Raymond James Tower was sold for a gross sale price of $19.3 million, providing $8.9 million in buyer credits.

Condominium Units.  In connection with the December 2013 merger transactions (the "Mergers") with Thomas Properties Group, Inc. ("TPGI"), we acquired and consolidated the Murano residential condominium project, which we control. Our unaffiliated partner's interest is reflected on our consolidated balance sheets under the "Noncontrolling Interests" caption. Our partner owns 27% of the condominium project. Net proceeds from the project will be distributed, to the extent available, based on an order of preferences described in the partnership agreement. We may receive distributions, if any, in excess of our 73% ownership interest if certain return thresholds are met. The carrying value of our condominium units was $9.3 million as of March 31, 2015 and December 31, 2014, respectively.

Mortgage Loan Receivable.  On June 3, 2013, we issued a first mortgage loan to an affiliate of US Airways, which is secured by the US Airways Building, a 225,000 square foot office building in Phoenix, Arizona in which we own a 74.6% interest, with US Airways owning the remaining 25.4% interest in the building. The mortgage loan has a fixed interest rate of 3.0% and matures on December 31, 2016. The receivable balance as of March 31, 2015 and December 31, 2014 was $3.4 million, respectively.

Investment in Unconsolidated Joint Ventures. In addition to the 48 office and parking properties included in our consolidated financial statements, we were also invested in two unconsolidated joint ventures with unrelated investors as of March 31, 2015. Information relating to these unconsolidated joint ventures is summarized below:

			Parkway's	Square Feet	Percentage
Joint Venture Entity	Property Name	Location	Ownership%	(in thousands)	Occupied
US Airways Building Tenancy in Common	US Airways Building	Phoenix, AZ	74.58%	225	100.0%
7000 Central Park JV LLC	7000 Central Park	Atlanta, GA	40.00%	416	80.9%

We account for our investments in the US Airways Building and 7000 Central Park under the equity method of accounting. Accordingly, the assets and liabilities of the joint ventures are not included in our consolidated balance sheet as of March 31, 2015. The balance of our investment in these joint ventures was $39.5 million and $15.7 million, respectively, as of March 31, 2015.

Cash and Cash Equivalents.  Cash and cash equivalents decreased $49.6 million, or 42.6%, during the three months ended March 31, 2015, primarily due to investment in real estate, real estate development, improvements to real estate, repayments of bank borrowings and mortgage notes payable, and dividends paid on common stock, partially offset by borrowings under our senior unsecured revolving credit facility that were used to finance acquisitions and proceeds from sale of real estate.

Receivables and Other Assets. For the three months ended March 31, 2015, rents receivable and other assets decreased $17.7 million, or 6.2%. The net decrease is primarily due to dispositions of two properties and the reclassification of three properties as held for sale, partially offset by an increase in our straight line rent receivable balance and increases in other assets associated with our purchase of One Buckhead Plaza during the three months ended March 31, 2015.

Intangible Assets, Net. For the three months ended March 31, 2015, intangible assets net of related amortization decreased $5.9 million, or 3.2%, and was primarily due to amortization recorded during the period and the classification of one property as held for sale, partially offset by the allocated lease intangibles from our purchase of One Buckhead Plaza during the period.

Assets Held for Sale and Liabilities Related to Assets Held for Sale. As of March 31, 2015 and December 31, 2014, we classified assets held for sale totaling $73.7 million and $24.1 million, respectively, and liabilities related to assets held for sale totaling $26.4 million and $2.0 million, respectively. Assets and liabilities held for sale as of March 31, 2015 related to Two Ravinia Drive in Atlanta, Georgia, City Centre in Jackson, Mississippi, and Hillsboro I-V in Ft. Lauderdale, Florida. Assets and liabilities held for sale as of December 31, 2014 relate to the Raymond James Tower in Memphis, Tennessee and the Honeywell Building in Houston, Texas.

Management Contract Intangibles, Net.  For the three months ended March 31, 2015, management contract intangibles, net of related amortization, decreased $189,000, or 16.7%, as a result of amortization recorded during the period.

Notes Payable to Banks. Notes payable to banks increased $111.5 million, or 23.2%, during the three months ended March 31, 2015. The net increase was primarily attributable to draws on our senior unsecured revolving credit facility which were used to payoff certain mortgage notes and fund the acquisition of One Buckhead Plaza during the three months ended March 31, 2015.

Mortgage Notes Payable. During the three months ended March 31, 2015, mortgage notes payable decreased $40.5 million, or 3.0%, due to the following (in thousands):

Increase (Decrease)
Scheduled principal payments	$(3,392)
Payoff of Westshore Corporate Center mortgage	(14,031)
Reclassification of Two Ravinia Drive mortgage to liabilities held for sale	(22,100)
Amortization of premiums on mortgage debt acquired	(3,025)
Borrowings under the Hayden Ferry III construction loan	2,069
$(40,479)

For a description of our outstanding mortgage debts, please reference "— Liquidity and Capital Resources – Indebtedness – Mortgage Notes Payable."

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

Accounts Payable and Other Liabilities.  For the three months ended March 31, 2015, accounts payable and other liabilities decreased $23.4 million, or 11.6%, primarily due to a decrease in property taxes payable.

Equity. Total equity decreased $20.0 million, or 1.2%, during the three months ended March 31, 2015, as a result of the following (in thousands):

Increase (Decrease)
(Unaudited)
Net income attributable to Parkway Properties, Inc.	$7,275
Net income attributable to noncontrolling interests	339
Other comprehensive loss	(3,223)
Common stock dividends declared	(21,834)
Share-based compensation	1,453
Offering costs associated with the issuance of common stock	(209)
Contribution of capital by noncontrolling interests	2,125
Distributions to noncontrolling interests	(5,894)
$(19,968)

Common and Limited Voting Stock. On May 28, 2014, we entered into an ATM Equity OfferingSM Sales Agreement (the "Sales Agreement") with various agents whereby we may sell, from time to time, shares of our common stock, par value $.001 per share, having aggregate gross sales proceeds of up to $150.0 million through an "at-the-market" equity offering program. Sales may be made to the agents in their capacity as sales agents or as principals. We intend to use the net proceeds for general corporate purposes, which may include repaying temporarily amounts outstanding from time to time under our senior unsecured revolving credit facility, for working capital and capital expenditures, and to fund potential acquisitions or development of office and parking properties. We are required to pay each agent a commission that will not exceed, but may be lower than, 2.0% of the gross sales price of the shares sold through such agent. During the three months ended March 31, 2015, there were no ATM sales under the Sales Agreement.

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

Results of Operations

Comparison of the three months ended March 31, 2015 to the three months ended March 31, 2014.

Net Income Attributable to Common Stockholders. Net income attributable to common stockholders for the three months ended March 31, 2015 was $7.3 million ($0.07 per basic and diluted common share), compared to $10.8 million ($0.11 per basic and diluted share) for the three months ended March 31, 2014. The decrease in net income attributable to common stockholders for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 in the amount of $3.5 million is primarily attributable to an increase in interest expense partially offset by an increase in operating income. The change in income (loss) from discontinued operations as well as other variances for income and expense items that comprise net income attributable to common stockholders is discussed in detail below.

Income from Office and Parking Properties. The analysis below includes changes attributable to same-store properties and acquisitions and dispositions of office and parking properties. Same-store properties are consolidated properties that we owned for the current and prior year reporting periods, excluding properties classified as discontinued operations. At March 31, 2015, same-store properties consisted of 33 properties comprising 12.2 million square feet.

The following table represents revenue from office and parking properties for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014		Increase (Decrease)	% Change
Revenue from office and parking properties:
Same-store properties	$95,529	$90,068		$5,461	6.1%
Properties acquired	17,142	5,187		11,955	*N/M
Properties disposed	4,244	8,668		(4,424)	(51.0)%
Total revenue from office and parking properties	$116,915	$103,923	(1)	$12,992	12.5%
*N/M – Not Meaningful
(1) Total revenue from office and parking properties for the three months ended March 31, 2014 from the table is $103.9 million. Total income from office and parking properties on our consolidated statement of operations and comprehensive income for the three months ended March 31, 2014 is $95.3 million. The difference of $8.6 million represents revenues from our One Congress Plaza and San Jacinto Center properties in Austin, Texas which are included in same-store properties in the table above for comparative purposes but which are not included in our consolidated statement of operations for the three months ended March 31, 2014 as the activity was included previously in equity in earnings.

Revenue from office and parking properties for same-store properties increased $5.5 million, or 6.1%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The primary reason for the increase is due to an increase in same-store average rental rates for same-store properties.

Property Operating Expenses. The following table represents property operating expenses for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014		Increase (Decrease)	% Change
Expense from office and parking properties:
Same-store properties	$35,301	$33,988		$1,313	3.9%
Properties acquired	7,338	2,132		5,206	*N/M
Properties disposed	2,355	4,484		(2,129)	(47.5)%
Total expense from office and parking properties	$44,994	$40,604	(1)	$4,390	10.8%
*N/M – Not Meaningful
(1) Total expense from office and parking properties for the three months ended March 31, 2014 from the table is $40.6 million. Total property operating expenses on our consolidated statement of operations and comprehensive income for the three months ended March 31, 2014 is $37.2 million. The difference of $3.4 million represents expenses from our One Congress Plaza and San Jacinto Center properties in Austin, Texas which are included in same-store properties in the table above for comparative purposes but which are not included in our consolidated statement of operations for the three months ended March 31, 2014 as the activity was included previously in equity in earnings.

Property operating expenses for same-store properties increased $1.3 million, or 3.9%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to increases in property tax expenses.

Management Company Income and Other Expenses.  Management company income decreased $3.2 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 and is primarily due to the termination of certain Eola Capital, LLC ("Eola") management contracts. Management company expenses decreased $1.9 million during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 and is primarily due to a decrease in salary expense associated with personnel formerly employed at assets for which the related management contracts have been terminated.

Depreciation and Amortization.  Depreciation and amortization expense attributable to office and parking properties increased $8.9 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The primary reason for the increase is due to the purchase of ten wholly owned office properties in 2014 in addition to the acquisition of One Buckhead Plaza in the first quarter of 2015, partially offset by the disposition of four office and parking properties in 2014 and two office and parking properties during the three months ended March 31, 2015.

Impairment Loss on Real Estate. During the three months ended March 31, 2015, we recorded a $1.0 million impairment loss on real estate in continuing operations in connection with the excess of our carrying value over our estimated fair value of City Centre, a 266,000 square foot office property located in Jackson, Mississippi, which was classified as held for sale at March 31, 2015. We did not record any impairment losses on real estate in continuing operations during the three months ended March 31, 2014.

General and Administrative Expense. General and administrative expense decreased $528,000 during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 and is primarily due to a decrease in share-based compensation expense. Compensation expense related to stock options, profits interest units ("LTIP units"), restricted shares, restricted share units ("RSUs") and deferred incentive share units of $1.7 million and $2.5 million was recognized during the three months ended March 31, 2015 and 2014, respectively. Total compensation expense related to non-vested awards not yet recognized was $10.5 million at March 31, 2015. The weighted average period over which the expense is expected to be recognized is approximately two years.

Acquisition Costs. During the three months ended March 31, 2015, we incurred $471,000 in acquisition costs compared to $645,000 for the three months ended March 31, 2014. The primary reason for the decrease in acquisition costs was due to a decrease in the volume of acquisition activity during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

Gain on Sale of Real Estate. On December 19, 2013, we acquired TPGI's interest in the PKY/The California State Teachers' Retirement System ("CalSTRS") Austin, LLC joint venture (the "Austin Joint Venture") as part of the Mergers. As of December 31, 2013, we and Madison International Realty ("Madison") owned a 50% interest in the Austin Joint Venture. On January 24, 2014, pursuant to a put right held by Madison, we purchased Madison’s approximately 17% interest in the Austin Joint Venture for a purchase price of approximately $41.5 million. On February 10, 2014, CalSTRS exercised an option to purchase 60% of Madison's former interest on the same terms that we acquired the interest from Madison for approximately $24.9 million. After giving effect to these transactions, we had a 40% interest in the Austin Joint Venture, with CalSTRS owning the remaining 60% and we recorded a gain of approximately $6.3 million during the three months ended March 31, 2014. On February 4, 2015, we sold the Honeywell Building, an office property located in Houston, Texas for a gross sale price of $28.0 million and recognized a gain of approximately $14.3 million in continuing operations during the three months ended March 31, 2015.

Gain on Extinguishment of Debt. On March 5, 2015, we repaid in full the first mortgage debt secured by the Westshore Corporate Center in Tampa, Florida, which had an outstanding balance of approximately $14.0 million. We recognized a gain on extinguishment of debt of $79,000 during the three months ended March 31, 2015.

Interest Expense. Interest expense from continuing operations, including amortization of deferred financing costs, increased $4.0 million or 25.9% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 and is comprised of the following (in thousands):

	Three Months Ended March 31,
	2015	2014	Increase (Decrease)	% Change
Interest expense:
Mortgage interest expense	$17,581	$14,235	$3,346	23.5%
Mortgage premium amortization	(2,946)	(1,352)	(1,594)	*N/M
Credit facility interest expense	3,720	1,755	1,965	*N/M
Mortgage loan cost amortization	282	223	59	26.5%
Credit facility cost amortization	561	383	178	46.5%
Total interest expense	$19,198	$15,244	$3,954	25.9%
*N/M – Not Meaningful

Mortgage interest expense increased $3.3 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase is primarily due to mortgage loans placed or assumed from March 31, 2014 through March 31, 2015 in connection with acquisitions of office and parking properties during the same period.

Credit facility interest expense increased $2.0 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase is due to an increase in average borrowings during the three months ended March 31, 2015 of $321.8 million, partially offset by a decrease in the weighted average interest rate on average borrowings of 37 basis points.

Discontinued Operations.  Discontinued operations is comprised of the following for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Statement of Operations:
Revenues
Income from office and parking properties	$—	$205
Expenses
Operating expenses	—	132
Depreciation and amortization	—	116
Total expenses	—	248
Loss from discontinued operations	—	(43)
Gain on sale of real estate from discontinued operations	—	10,463
Total discontinued operations per Statements of Operations	—	10,420
Net income attributable to noncontrolling interest from discontinued operations	—	(528)
Total discontinued operations - Company's share	$—	$9,892

All current and prior period income from the following office property dispositions are included in discontinued operations for the three months ended 2014 (in thousands):

Office and Parking Properties	Location	Date of Sale	Net Sales Price	Net Book Value of Real Estate	Gain on Sale
2014 Dispositions: (1)
Woodbranch Building	Houston, TX	01/14/2014	$14,424	$4,450	$9,974
Mesa Corporate Center	Phoenix, AZ	01/31/2014	12,257	11,768	489
			$26,681	$16,218	$10,463

(1) With the adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2014-08, "Reporting Discontinued Operations and Disposals of Components of an Entity" effective January 1, 2014, the Company's 2014 sales of the Woodbranch Building and Mesa Corporate Center are included in discontinued operations for the three months ended March 31, 2014 as these properties were previously classified as held for sale at December 31, 2013.

See "– Financial Condition – Comparison of the three months ended March 31, 2015 to the year ended December 31, 2014 – Dispositions" above for additional information regarding the dispositions during the three months ended March 31, 2015.

Income Taxes.  The analysis below includes changes attributable to income tax benefit (expense) for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014	Decrease (Increase)	% Change
Income tax benefit (expense) - current	$2	$(341)	$343	*N/M
Income tax expense - deferred	(194)	—	(194)	*N/M
Total income tax expense	$(192)	$(341)	$149	(43.7)%
*N/M - Not meaningful

Current income tax expense decreased $343,000 for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. The decrease is primarily attributable to the valuation allowance recorded against the Company's deferred tax assets during 2014. Deferred income tax expense increased $194,000 for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase is primarily attributable to the book to tax differences related to the amortization of certain Eola management contracts.

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

Our short-term liquidity needs include funding operation and administrative expenses, normal repair and maintenance expenses at our properties, capital improvements, funding the development costs associated with Hayden Ferry Lakeside III and distributions to stockholders. We anticipate using our current cash balance, our operating cash flows and borrowings (including borrowing availability under our senior unsecured revolving credit facility) to meet our short-term liquidity needs. We have received an investment grade rating which may positively impact our ability to access capital on favorable terms.

Our long-term liquidity needs include the principal amount of our long-term debt as it matures, significant capital expenditures that may need to be made at our properties and acquiring additional investments that meet our investment criteria. We anticipate using proceeds from the placement of new mortgage loans and refinancing of existing mortgage loans, proceeds from the sale of assets and the portions of owned assets through joint ventures and the possible sale of equity or debt securities to meet our long-term liquidity needs. We anticipate that these funding sources will be adequate to meet our liquidity needs.

Cash

Cash and cash equivalents were $66.7 million and $116.2 million at March 31, 2015 and December 31, 2014, respectively.  Cash flows provided by operating activities for the three months ended March 31, 2015 and 2014 were $9.3 million.

Cash used in investing activities was $128.1 million for the three months ended March 31, 2015. Cash provided by investing activities was $1.2 million for the three months ended March 31, 2014. The increase in cash used in investing activities of $129.3 million is primarily due to an increase in investment in real estate, including our acquisition of One Buckhead Plaza during the first quarter of 2015, an increase in real estate development associated with Fund II's Hayden Ferry Lakeside III construction, and a decrease in proceeds from the sale of real estate.

Cash provided by financing activities was $69.3 million and $83.1 million for the three months ended March 31, 2015 and 2014, respectively. The decrease in cash provided by financing activities of $13.8 million is primarily attributable to a decrease in proceeds from common stock offerings, net of offering costs, and increases in payments on mortgage notes payable, including our $14.0 million paydown of the Westshore Corporate Center mortgage, partially offset by an increase in net proceeds received from bank borrowings.

Indebtedness

Notes Payable to Banks.  At March 31, 2015, we had $593.0 million outstanding under the following credit facilities (in thousands):

Credit Facilities	Interest Rate	Maturity	Outstanding Balance
$10.0 Million Working Capital Revolving Credit Facility	1.7%	03/30/2018	$—
$450.0 Million Revolving Credit Facility	1.5%	03/30/2018	243,000
$250.0 Million Five-Year Term Loan	2.6%	03/29/2019	250,000
$100.0 Million Seven-Year Term Loan	4.4%	03/31/2021	100,000
			$593,000

On January 27, 2015, we exercised the accordion feature under our senior unsecured revolving credit facility to increase the facility by $200.0 million to $450.0 million. All other terms and covenants associated with the senior unsecured revolving credit facility remained unchanged as a result of the increase.

The senior unsecured revolving credit facility and unsecured term loans bear interest at LIBOR plus an applicable margin. As a result of the investment grade credit ratings we received in January 2015 from S&P and Moody's, we have changed to a different pricing grid under our existing credit agreement that is based on our most recent credit rating. The new applicable margin for the senior unsecured revolving credit facility is currently 1.30% resulting in an all-in rate of 1.47%. The new applicable margin for the $250.0 million five-year unsecured term loan is currently 1.40% resulting in a weighted average all-in rate of 2.56%, after giving effect to the floating-to-fixed-rate interest rate swaps. The new applicable margin for the $100.0 million seven-year unsecured term loan is currently 1.85%, resulting in an all-in rate of 4.41%, after accounting for the floating-to-fixed-rate interest rate swap.
For a discussion of interest rate swaps entered into in connection with our unsecured term loans and senior unsecured revolving credit facility, see "Note 5 – Capital and Financing – Interest Rate Swaps" in our financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We monitor a number of leverage and other financial metrics including, but not limited to, total debt to total asset value ratio, as defined in the loan agreements for our senior unsecured revolving credit facility. In addition, we also monitor interest and fixed charge coverage ratios, as well as the net debt to EBITDA multiple.  The interest coverage ratio is computed by comparing the cash interest accrued to EBITDA. The interest coverage ratio for the three months ended March 31, 2015 and 2014 was 3.7 and 3.6 times, respectively. The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA. The fixed charge coverage ratio for the three months ended March 31, 2015 and 2014 was 3.1 times. The net debt to EBITDA multiple is computed by comparing our share of net debt to EBITDA for the current quarter, as annualized and adjusted pro forma for any completed investment activities. The net debt to EBITDA multiple for the three months ended March 31, 2015 and 2014 was 7.1 and 5.9 times, respectively. Management believes various leverage and other financial metrics it monitors provide useful information on total debt levels as well as our ability to cover interest, principal and/or preferred dividend payments.

Mortgage Notes Payable.  At March 31, 2015, we had $1.3 billion of mortgage notes payable secured by office and parking properties, including unamortized net premiums on debt acquired of $24.8 million, with an average interest rate of 4.37%.

The table below presents the principal payments due and weighted average interest rates for total mortgage notes payable at March 31, 2015 (in thousands):

	Weighted Average Interest Rate	Total Mortgage Maturities	Balloon Payments	Recurring Principal Amortization
Schedule of Mortgage Maturities by Years:
2015	4.9%	$12,582	$—	$12,582
2016	4.6%	260,594	244,747	15,847
2017	4.1%	405,525	390,939	14,586
2018	4.2%	181,512	164,779	16,733
2019	4.9%	175,947	167,935	8,012
Thereafter	4.3%	260,094	245,476	14,618
Total principal maturities		1,296,254	1,213,876	82,378
Fair value premiums on mortgage debt acquired, net	N/A	24,817	N/A	N/A
Total principal maturities and fair value premium on mortgage debt acquired (1)	4.4%	$1,321,071	$1,213,876	$82,378
Fair value at March 31, 2015		$1,309,047
(1) Total principal maturities and fair value premium on mortgage debt acquired includes mortgage debt of $22.1 million associated with Fund II's Two Ravinia Drive property which is classified as liabilities related to assets held for sale on our consolidated balance sheet as of March 31, 2015.

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

On May 28, 2014, we entered into an ATM Equity OfferingSM Sales Agreement (the "Sales Agreement") with various agents whereby we may sell, from time to time, shares of our common stock, par value $.001 per share, having aggregate gross sales proceeds of up to $150.0 million through an "at-the-market" equity offering program. Sales may be made to the agents in their capacity as sales agents or as principals. We intend to use the net proceeds for general corporate purposes, which may include repaying temporarily amounts outstanding from time to time under our senior unsecured revolving credit facility, for working capital and capital expenditures, and to fund potential acquisitions or development of office and parking properties. We are required to pay each agent a commission that will not exceed, but may be lower than, 2.0% of the gross sales price of the shares sold through such agent. During the three months ended March 31, 2015, we did not sell any shares of common stock under our Sales Agreement.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During 2015, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. See "Note 6 - Fair Values of Financial Instruments" for the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets as of March 31, 2015 and 2014.

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Operations and Comprehensive Income

The table below presents the effect of our derivative financial instruments on our consolidated statements of operations and comprehensive income for the three months ended March 31, 2015 and 2014 (in thousands):

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Three Months Ended March 31,
	2015	2014
Amount of loss recognized in other comprehensive income on derivatives	$(5,105)	$(1,533)
Net loss reclassified from accumulated other comprehensive loss into earnings	$1,858	$1,412
Amount of loss recognized in income on derivatives (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$24	$—

Credit Risk-Related Contingent Features

We have entered into agreements with each of our derivative counterparties that provide that if we default or are capable of being declared in default on any of its indebtedness, then we could also be declared in default on our derivative obligations.

As of March 31, 2015, the fair value of derivatives in a liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $13.8 million. As of March 31, 2015, we had not posted any collateral related to these agreements and were not in breach of any agreement provisions. If we had breached any of these provisions, we could have been required to settle our obligations under the agreements at their aggregate termination value of $13.4 million at March 31, 2015.

Capital Expenditures

During the three months ended March 31, 2015, we incurred $6.1 million in recurring capital expenditures on a consolidated basis, with $4.9 million representing our share of such expenditures. These costs include tenant improvements, leasing costs and recurring building improvements. During the three months ended March 31, 2015, we incurred $10.6 million related to upgrades on properties acquired in recent years that were anticipated at the time of purchase and major renovations that are nonrecurring in nature to office and parking properties, with $11.2 million representing our share of such expenditures. All such improvements were financed with cash flow from the properties, capital expenditure escrow accounts, borrowings under our senior unsecured revolving credit facility and contributions from joint venture partners.

During the three months ended March 31, 2015, Fund II incurred $10.7 million in development costs related to the construction of Hayden Ferry Lakeside III, a planned office development in the Tempe submarket of Phoenix, Arizona. Costs related to planning, developing, leasing and constructing the property, including costs of development personnel working directly on projects under development, are capitalized. We own a 70% indirect controlling interest in Hayden Ferry Lakeside III.

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

During the three months ended March 31, 2015, we paid $20.9 million in dividends to our common stockholders and $977,000 to the common unit holders of our Operating Partnership. These dividends and distributions were funded with cash flow from our properties, proceeds from the sales of properties, and borrowings on our senior unsecured revolving credit facility.

Contractual Obligations

See information appearing under the caption "– Financial Condition – Comparison of the three months ended March 31, 2015 to the three months ended March 31, 2014 – Notes Payable to Banks" and "– Liquidity and Capital Resources – Mortgage Notes Payable" for a discussion of changes in long-term debt since December 31, 2014.

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

The accounting policies and estimates used in the preparation of our Consolidated Financial Statements are more fully described in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. However, certain of our significant accounting policies are considered critical accounting policies due to the increased level of assumptions used or estimates made in determining their impact on our Consolidated Financial Statements.

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

Recent Accounting Pronouncements

See information appearing under the caption "– Recent Accounting Pronouncements –" in "Note 1 - Basis of Presentation and Summary of Significant Accounting Policies" for a discussion of the disclosure requirements of recent accounting pronouncements not yet adopted by us.

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

The following table presents a reconciliation of the net income for Parkway Properties, Inc. to FFO for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31,
	2015	2014
	(Unaudited)
Net income for Parkway Properties, Inc.	$7,275	$10,845
Adjustments to derive funds from operations:
Depreciation and amortization	45,365	40,370
Noncontrolling interest – unit holders	348	564
Impairment loss on real estate	1,000	—
Gain on sale of real estate	(14,316)	(16,752)
Funds from operations	$39,672	$35,027

The following table presents a reconciliation of funds from operations to recurring funds from operations for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31,
	2015	2014
	(Unaudited)
Funds from operations	$39,672	$35,027
Adjustments to derive recurring funds from operations:
Non-recurring lease termination fee income	(959)	(59)
Gain on extinguishment of debt	(79)	—
Acquisition costs	471	645
Non-cash adjustment for interest rate swap	248	—
Realignment expenses	—	2,174
Recurring funds from operations	$39,353	$37,787

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

We view EBITDA primarily as a liquidity measure and, as such, the GAAP financial measure most directly comparable to it is cash flows provided by operating activities. Because EBITDA is not a measure of financial performance calculated in accordance with GAAP, it should not be considered in isolation or as a substitute for operating income, net income, or cash flows provided by operating, investing and financing activities prepared in accordance with GAAP. The following table reconciles cash flows provided by operating activities to EBITDA for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31,
	2015	2014
	(Unaudited)
Cash flows provided by operating activities	$9,262	$9,256
Amortization of (above) below market leases	4,359	2,476
Interest expense	21,270	15,985
Gain on extinguishment of debt	(79)	—
Amortization of financing costs	705	542
Amortization of debt premium, net	(3,025)	(1,283)
Non-cash adjustment for interest rate swaps	248	—
Acquisition costs - (Parkway's share)	471	645
Tax expense (benefit) - current	(2)	341
Change in deferred leasing costs	4,348	2,923
Change in condominium units	—	(1,574)
Change in receivables and other assets	3,546	6,101
Change in accounts payable and other liabilities	22,295	17,874
Noncontrolling interest - unit holders	(348)	(564)
Adjustments for noncontrolling interests and unconsolidated joint ventures	(4,344)	528
EBITDA	$58,706	$53,250

The reconciliation of net income for Parkway Properties, Inc. to EBITDA and the computation of our proportionate share of interest and fixed charge coverage ratios, as well as the net debt to EBITDA multiple is as follows for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31,
	2015	2014
	(Unaudited)
Net income for Parkway Properties, Inc.	$7,275	$10,845
Adjustments to net income for Parkway Properties, Inc.:
Interest expense	21,270	15,985
Gain on extinguishment of debt	(79)	—
Amortization of financing costs	705	542
Amortization of debt premium, net	(3,025)	(1,283)
Non-cash adjustment for interest rate swaps	248	—
Acquisition costs	471	645
Depreciation and amortization	49,136	40,396
Amortization of share-based compensation	1,453	2,489
Gain on sale of real estate	(14,316)	(16,752)
Impairment loss on real estate	1,000	—
Tax expense	192	341
Noncontrolling interest - unit holders	(348)	(564)
EBITDA adjustments - noncontrolling interest in real estate partnerships and unconsolidated joint ventures	(5,276)	606
EBITDA (1)	$58,706	$53,250
Interest coverage ratio:
EBITDA	$58,706	$53,250
Interest expense:
Interest expense	$21,270	$15,985
Interest expense - noncontrolling interest in real estate partnerships and unconsolidated joint ventures	(5,475)	(1,246)
Total interest expense	$15,795	$14,739
Interest coverage ratio	3.7	3.6
Fixed charge coverage ratio:
EBITDA	$58,706	$53,250
Fixed charges:
Interest expense	$15,795	$14,739
Principal payments	2,941	2,431
Total fixed charges	$18,736	$17,170
Fixed charge coverage ratio	3.1	3.1
Net Debt to EBITDA multiple:
Annualized EBITDA (2)	$235,430	$214,812
Parkway's share of total debt:
Mortgage notes payable	$1,298,971	$1,093,428
Notes payable to banks	593,000	245,000
Adjustments for noncontrolling interest in real estate partnerships and unconsolidated joint ventures	(189,633)	48,118
Parkway's share of total debt	1,702,338	1,386,546
Less: Parkway's share of cash	(37,323)	(128,711)
Parkway's share of net debt	$1,665,015	$1,257,835
Net Debt to EBITDA multiple	7.1	5.9

(1)
We define EBITDA, a non-GAAP financial measure, as net income before interest, income taxes, depreciation, amortization, gains or losses on early extinguishment of debt, and other gains and losses.  EBITDA, as calculated by us, is not comparable to EBITDA reported by other REITs that do not define EBITDA exactly as we do.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See information appearing under the captions "Liquidity and Capital Resources – Risk Management Objective of Using Derivatives," "Liquidity and Capital Resources – Cash Flow Hedges of Interest Rate Risk," "Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Operations and Comprehensive Income – Credit Risk-Related Contingent Features" appearing in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2015. There were no changes in our internal control over financial reporting during the first quarter of 2015 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

We have entered into agreements to sell our City Centre, Hillsboro I-V, Peachtree Dunwoody, and 400 North Belt properties. While we expect to close on the sale of these properties by October 15, 2015, we cannot assure you that we will close the pending sales. If any of these properties is sold at a price below its carrying value (as determined by our final purchase price allocation), we will recognize a loss. In addition, if we are unable to sell these properties, we may have greater than anticipated amounts outstanding under our senior unsecured revolving credit facility, and we may be required to own and operate these properties, some of which are outside of our target markets and operating infrastructure and are not consistent with our core investment strategy. Our inability to successfully complete our pending disposition of these properties could have a material adverse impact on our balance sheet, results of operations and trading price of our common stock.

For a discussion of other potential risks and uncertainties, please refer to Item 1A - Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended March 31, 2015 that were not registered under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer

The following table summarizes all of the repurchases during the three months ended March 31, 2015:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/2015 to 1/31/2015	1,523	(1)	$18.23	—	—
2/1/2015 to 2/28/2015	—		—	—	—
3/1/2015 to 3/31/2015	10,291	(1)	17.32	—	—
	11,814		$17.44	—	—
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

10.1
Agreement Regarding Revolving Commitment Increases dated as of January 27, 2015 by and among Parkway Properties LP, Parkway Properties, Inc., Wells Fargo Bank, National Association as Administrative Agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 2, 2015).

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

101
The following materials from Parkway Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations and comprehensive income (loss), (iii) consolidated statement of changes in equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.**

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 4, 2015
  PARKWAY PROPERTIES, INC.

  BY: /s/ Scott E. Francis

Scott E. Francis
Executive Vice President and
Chief Accounting Officer