Form 10-Q
period 2015-06-30
PARKWAY PROPERTIES INC
filed 2015-08-03
CIK 729237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended June 30, 2015
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

There were 111,558,076 shares of Common Stock, $.001 par value, and 4,213,104 shares of Limited Voting Stock, $.001 par value, outstanding at July 27, 2015.

PARKWAY PROPERTIES, INC.
FORM 10-Q
TABLE OF CONTENTS
FOR THE QUARTER ENDED JUNE 30, 2015

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q that are not in the present or past tense or discuss the Company's expectations (including the use of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “project,” “result,” “should,” “will,” or similar expressions) are forward-looking statements within the meaning of the federal securities laws and as such are based upon the Company's current belief as to the outcome and timing of future events. Examples of forward-looking statements include projected capital resources, projected profitability and portfolio performance, estimates of market rental rates, projected capital improvements, expected sources of financing, expectations as to the timing of closing of acquisitions, dispositions or other transactions, the ability to complete acquisitions and dispositions and the risks associated therewith, and the expected operating performance of anticipated near-term acquisitions and descriptions relating to these expectations. Forward-looking statements involve risks and uncertainties (some of which are beyond our control) and are subject to change based upon various factors, including but not limited to, the following risks and uncertainties: changes in the real estate industry and in performance of the financial markets; the actual or perceived impact of U.S. monetary policy; competition in the leasing market; the demand for and market acceptance of our properties for rental purposes; oversupply of office properties in our geographic markets; the amount and growth of our expenses; customer financial difficulties and general economic conditions, including increasing interest rates and changes in prices of commodities, as well as economic conditions in our geographic markets; defaults or non-renewal of leases; risks associated with joint venture partners; risks associated with the ownership and development of real property, including risks related to natural disasters; risks associated with property acquisitions; the failure to acquire or sell properties as and when anticipated; illiquidity of real estate; termination or non-renewal of property management contracts; the bankruptcy or insolvency of companies for which we provide property management services or the sale of these properties; the outcome of claims and litigation involving or affecting us; the ability to satisfy conditions necessary to close pending transactions and the ability to successfully integrate businesses; compliance with environmental and other regulations, including real estate and zoning laws; our inability to obtain financing; our inability to use net operating loss carryforwards; our failure to maintain our status as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the “Code”); and other risks and uncertainties detailed from time to time in our SEC filings. A discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as well as risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q and identified in other documents filed by us with the SEC. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, our business, financial condition, liquidity, cash flows and financial results could differ materially from those expressed in any forward-looking statement. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict the occurrence of those matters or the manner in which they may affect us. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes.

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2015	2014
Assets
Real estate related investments:
Office and parking properties	$3,316,873	$3,333,900
Accumulated depreciation	(316,512)	(309,629)
Total real estate related investments, net	3,000,361	3,024,271

Condominium units	669	9,318
Mortgage loan receivable	3,374	3,417
Investment in unconsolidated joint ventures	53,721	55,550
Cash and cash equivalents	73,390	116,241
Receivables and other assets	279,151	285,217
Intangible assets, net	163,986	185,488
Assets held for sale	51,327	24,079
Management contract intangibles, net	756	1,133
Total assets	$3,626,735	$3,704,714

Liabilities
Notes payable to banks	$600,000	$481,500
Mortgage notes payable	1,201,806	1,339,450
Accounts payable and other liabilities	186,474	202,413
Liabilities related to assets held for sale	2,214	2,035
Total liabilities	1,990,494	2,025,398

Equity
Parkway Properties, Inc. stockholders' equity:
Common stock, $.001 par value, 215,500,000 shares authorized and 111,558,076 and 111,127,386 shares issued and outstanding in 2015 and 2014, respectively	112	111
Limited voting stock, $.001 par value, 4,500,000 authorized and 4,213,104 shares issued and outstanding	4	4
Additional paid-in capital	1,852,167	1,842,581
Accumulated other comprehensive loss	(6,635)	(6,166)
Accumulated deficit	(464,019)	(443,757)
Total Parkway Properties, Inc. stockholders' equity	1,381,629	1,392,773
Noncontrolling interests	254,612	286,543
Total equity	1,636,241	1,679,316
Total liabilities and equity	$3,626,735	$3,704,714

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Income from office and parking properties	$114,252	$102,208	$231,167	$197,504
Management company income	2,821	5,446	5,586	11,429
Sale of condominium units	9,832	2,805	9,836	5,639
Total revenues	126,905	110,459	246,589	214,572
Expenses
Property operating expenses	43,580	40,487	88,574	77,641
Management company expenses	2,571	7,356	5,291	12,006
Cost of sales – condominium units	9,889	2,319	10,091	4,338
Depreciation and amortization	47,056	44,981	96,192	85,261
Impairment loss on real estate	4,400	—	5,400	—
General and administrative	7,747	7,757	16,631	17,169
Acquisition costs	196	489	667	1,134
Total expenses	115,439	103,389	222,846	197,549
Operating income	11,466	7,070	23,743	17,023
Other income and expenses
Interest and other income	312	463	482	832
Equity in earnings (losses) of unconsolidated joint ventures	422	(557)	584	(1,035)
Net gains on sale of real estate	45,246	—	59,562	6,289
Loss on extinguishment of debt	(4,919)	—	(4,840)	—
Interest expense	(17,676)	(17,132)	(36,874)	(32,377)
Income (loss) before income taxes	34,851	(10,156)	42,657	(9,268)
Income tax expense	(326)	(257)	(518)	(599)
Income (loss) from continuing operations	34,525	(10,413)	42,139	(9,867)
Discontinued operations:
Loss from discontinued operations	—	(50)	—	(93)
Net gains on sale of real estate from discontinued operations	—	—	—	10,463
Total discontinued operations	—	(50)	—	10,370
Net income (loss)	34,525	(10,463)	42,139	503
Net (income) loss attributable to noncontrolling interests – unit holders	(607)	571	(955)	7
Net (income) loss attributable to noncontrolling interests – real estate partnerships	(19,786)	47	(19,777)	490
Net income (loss) for Parkway Properties, Inc. and attributable to common stockholders	$14,132	$(9,845)	$21,407	$1,000

Net income (loss)	$34,525	$(10,463)	$42,139	$503
Other comprehensive income (loss)	3,635	(4,030)	412	(4,151)
Comprehensive income (loss)	38,160	(14,493)	42,551	(3,648)
Comprehensive (income) loss attributable to noncontrolling interests	(21,444)	618	(21,613)	423
Comprehensive income (loss) attributable to common stockholders	$16,716	$(13,875)	$20,938	$(3,225)

Net income (loss) per common share attributable to Parkway Properties, Inc.:
Basic:
Income (loss) from continuing operations attributable to Parkway Properties, Inc.	$0.13	$(0.10)	$0.19	$(0.09)
Discontinued operations	—	—	—	0.10
Basic net income (loss) attributable to Parkway Properties, Inc.	$0.13	$(0.10)	$0.19	$0.01
Diluted:
Income (loss) from continuing operations attributable to Parkway Properties, Inc.	$0.13	$(0.10)	$0.19	$(0.09)
Discontinued operations	—	—	—	0.10
Diluted net income (loss) attributable to Parkway Properties, Inc.	$0.13	$(0.10)	$0.19	$0.01
Weighted average shares outstanding:
Basic	111,543	99,092	111,381	98,219
Diluted	116,666	99,092	116,638	103,619
Amounts attributable to Parkway Properties, Inc. common stockholders:
Income (loss) from continuing operations attributable to Parkway Properties, Inc.	$14,132	$(9,798)	$21,407	$(8,854)
Discontinued operations	—	(47)	—	9,854
Net income (loss) attributable to common stockholders	$14,132	$(9,845)	$21,407	$1,000
See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share and per share data)
(Unaudited)

	Parkway Properties, Inc. Stockholders' Equity
	Common Stock	Limited Voting Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	$111	$4	$1,842,581	$(6,166)	$(443,757)	$286,543	$1,679,316
Net income	—	—	—	—	21,407	20,732	42,139
Other comprehensive income (loss)	—	—	—	(469)	—	881	412
Common dividends declared – $0.375 per share	—	—	—	—	(41,669)	(1,892)	(43,561)
Share-based compensation	—	—	3,184	—	—	—	3,184
Issuance of 15,690 shares to directors	—	—	275	—	—	—	275
Offering costs associated with the issuance of common stock	—	—	(209)	—	—	—	(209)
Issuance of 367,257 shares of common stock upon redemption of Operating Partnership units	1	—	6,336	—	—	(6,337)	—
Contribution of capital by noncontrolling interests	—	—	—	—	—	2,125	2,125
Distributions to noncontrolling interests	—	—	—	—	—	(47,440)	(47,440)
Balance at June 30, 2015	$112	$4	$1,852,167	$(6,635)	$(464,019)	$254,612	$1,636,241

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net income	$42,139	$503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,192	85,261
Depreciation and amortization – discontinued operations	—	116
Amortization of below market leases, net	(8,620)	(5,074)
Amortization of financing costs	1,624	1,740
Amortization of debt premium, net	(5,908)	(2,678)
Non-cash adjustment for interest rate swaps	205	121
Share-based compensation expense	3,459	5,294
Deferred income tax benefit	(401)	—
Net gains on sale of real estate	(59,562)	(6,289)
Net gains on sale of real estate – discontinued operations	—	(10,463)
Impairment loss on real estate	5,400	—
Loss on extinguishment of debt	4,840	—
Equity in (earnings) losses of unconsolidated joint ventures	(584)	1,035
Distributions of income from unconsolidated joint ventures	1,990	—
Change in deferred leasing costs	(7,780)	3,783
Changes in operating assets and liabilities:
Change in condominium units	8,649	3,472
Change in receivables and other assets	(10,061)	(33,963)
Change in accounts payable and other liabilities	(16,930)	(24,257)
Net cash provided by operating activities	54,652	18,601
Investing activities
Proceeds from mortgage loan receivable	43	43
Investment in unconsolidated joint ventures	(2,649)	(3,536)
Distributions of capital from unconsolidated joint ventures	3,021	3,333
Investment in real estate	(145,386)	(175,611)
Proceeds from sale of real estate	198,004	51,080
Real estate development	(20,983)	(1,544)
Improvements to real estate	(20,833)	(25,055)
Net cash provided by (used in) investing activities	11,217	(151,290)
Financing activities
Principal payments on mortgage notes payable	(145,989)	(39,396)
Proceeds from mortgage notes payable	10,769	—
Proceeds from bank borrowings	454,850	158,468
Payments on bank borrowings	(336,350)	(84,468)
Debt financing costs	(2,739)	(4,046)
Dividends paid on common stock	(41,845)	(37,189)
Dividends paid on common units of Operating Partnership	(1,892)	(1,951)
Acquisition of noncontrolling interests	—	(43,502)
Contributions from noncontrolling interest partners	2,125	459
Distributions to noncontrolling interest partners	(47,440)	—
Proceeds from stock offerings, net of offering costs	—	208,429
Payments of offering costs associated with the issuance of common stock	(209)	—
Net cash provided by (used in) financing activities	(108,720)	156,804
Change in cash and cash equivalents	(42,851)	24,115
Cash and cash equivalents at beginning of period	116,241	58,678
Cash and cash equivalents at end of period	$73,390	$82,793

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)
(Unaudited)

Supplemental Cash Flow Information and Schedule of Non-Cash Investing and Financing Activity

	Six Months Ended June 30,
	2015	2014
Supplemental cash flow information:
Cash paid for interest	$41,629	$33,456
Cash paid for income taxes	940	709
Supplemental schedule of non-cash investing and financing activity:
Assumption of debt from acquisition of One Orlando Centre	—	55,967
Operating Partnership units converted to common stock	6,337	—
Issuance of Operating Partnership units	—	1,546
Transfer of assets classified as held for sale, net	27,248	—
Transfer of liabilities classified as held for sale, net	179	—

See notes to consolidated financial statements.

Parkway Properties, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

Parkway Properties, Inc. (the “Company") is a fully integrated, self-administered and self-managed real estate investment trust ("REIT") specializing in the acquisition, ownership, development and management of quality office and parking properties in high-growth submarkets in the Sunbelt region of the United States.  At July 1, 2015, the Company owned or had an interest in a portfolio of 44 office and parking properties located in seven states with an aggregate of approximately 16.2 million square feet of leasable space. The Company offers fee-based real estate services through its wholly owned subsidiaries, which in total managed and/or leased approximately 4.2 million square feet for third-party property owners at July 1, 2015.  Unless otherwise indicated, all references to square feet represent net rentable area.

The Company is the sole, indirect general partner of Parkway Properties LP, (the "Operating Partnership" or "Parkway LP") and, as of June 30, 2015, owned a 95.9% interest in the Operating Partnership. The remaining 4.1% interest consists of common units of limited partnership interest issued by the Operating Partnership to limited partners in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and joint ventures in which the Company has a controlling interest. The other partners' equity interests in the consolidated joint ventures are reflected as noncontrolling interests in the consolidated financial statements. The Company also consolidates subsidiaries where the entity is a variable interest entity ("VIE") and it is the primary beneficiary and has the power to direct the activities of the VIE and has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. At June 30, 2015 and December 31, 2014, the Company did not have any VIEs that required consolidation. All significant intercompany transactions and accounts have been eliminated in the accompanying financial statements.

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in conformity with United States generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. These financial statements should be read in conjunction with the 2014 annual report on Form 10-K and the audited financial statements included therein and the notes thereto.

The balance sheet at December 31, 2014 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Reclassifications

Certain reclassifications have been made in the 2014 consolidated financial statements to conform to the 2015 classifications with no impact on previously reported net income or equity.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers." This update was initiated in a joint project between the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosure requirements; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This update was initially effective for interim and annual reporting periods beginning after December 15, 2016, and early application was not permitted. In 2015, the FASB deferred the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date with early adoption of the standard permitted, but not before the original effective date of December 15, 2016. The standard allows for either "full retrospective" adoption, meaning the standard is applied to all of the periods presented, or "modified retrospective" adoption, meaning the standard is applied only to the most recent period presented in the financial statements. The Company is currently assessing this guidance for future implementation.

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

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. Retrospective application of the guidance set forth in this update is required, and as such, once effective, will result in a reclassification of the deferred financing costs currently recorded in receivables and other assets within the consolidated balance sheet to a direct deduction from the carrying amount of long-term debt within total liabilities.

Note 2 – Investment in Office and Parking Properties

Included in investment in office and parking properties at June 30, 2015 are 42 office and parking properties located in seven states.

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

The Company's unaudited pro forma results of operations after giving effect to the purchase of One Buckhead Plaza as if the purchase had occurred on January 1, 2014 is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$126,905	$114,634	$246,960	$222,725
Net income (loss) attributable to common stockholders	$14,132	$(9,106)	$21,454	$2,032
Basic net income (loss) attributable to common stockholders per share	$0.13	$(0.09)	$0.19	$0.02
Diluted net income (loss) attributable to common stockholders per share	$0.13	$(0.09)	$0.19	$0.02

Summary of Dispositions

On January 15, 2015, the Company sold the Raymond James Tower, an office property located in Memphis, Tennessee, for a gross sale price of $19.3 million, providing $8.9 million in buyer credits, and recognized a loss of approximately $117,000 in continuing operations during the six months ended June 30, 2015.

On February 4, 2015, the Company sold the Honeywell Building, an office property located in Houston, Texas, for a gross sale price of $28.0 million, and recognized a gain of approximately $14.3 million in continuing operations during the six months ended June 30, 2015.

On April 8, 2015, Parkway Properties Office Fund II L.P. ("Fund II") sold Two Ravinia Drive, an office property located in Atlanta, Georgia, for a gross sale price of $78.0 million, and recognized a gain of approximately $29.0 million in continuing operations during the six months ended June 30, 2015, of which $8.7 million was the Company's share. For a discussion of Fund II's paydown of the mortgage debt secured by Two Ravinia Drive, see "Note 5 – Capital and Financing Transactions – Mortgage Notes Payable".

On May 8, 2015, the Company sold 400 North Belt, an office property located in Houston, Texas, for a gross sale price of $10.2 million, and recognized a loss of approximately $1.2 million in continuing operations during the six months ended June 30, 2015.

On May 13, 2015, the Company sold Peachtree Dunwoody, an office property located in Atlanta, Georgia, for a gross sale price of $53.9 million, and recognized a gain of approximately $14.4 million in continuing operations during the six months ended June 30, 2015.

On June 5, 2015, the Company sold Hillsboro I-IV and V, office properties located in Ft. Lauderdale, Florida, for a gross sale price of $22.0 million and recognized a gain of approximately $2.5 million in continuing operations during the six months ended June 30, 2015.

On June 12, 2015, the Company sold Riverplace South, an office property located in Jacksonville, Florida, for a gross sale price of $9.0 million, and recognized a gain of approximately $429,000 in continuing operations during the six months ended June 30, 2015.

Properties Held for Sale

On March 20, 2015, the Company entered into a purchase and sale agreement to sell City Centre located in Jackson, Mississippi for a gross sale price of $6.2 million. The Company expects to close the sale during the fourth quarter of 2015, subject to customary closing conditions. As of June 30, 2015, the Company recorded assets held for sale and liabilities held for sale related to this property of $6.2 million and $420,000, respectively. The Company recognized an impairment loss on real estate of $1.0 million during the six months ended June 30, 2015.

On May 22, 2015, the Company entered into a purchase and sale agreement to sell Westshore Corporate Center and Cypress Center I-III, office properties located in Tampa, Florida, and Cypress Center IV, a parcel of land also located in Tampa, Florida, for a gross sale price of $66.0 million. As of June 30, 2015, the Company recorded assets held for sale and liabilities held for sale related to these properties of $45.1 million and $1.8 million, respectively. The Company sold the properties on July 7, 2015 and expects to record a gain on sale of real estate during the third quarter of 2015.

Impairment

During the three months ended June 30, 2015, utilizing Level 2 fair value inputs, including its purchase and sale agreement dated July 24, 2015, the Company determined the carrying value of 550 Greens Parkway in Houston, Texas, an asset held for use, was not recoverable. As a result, the Company recognized an impairment loss on real estate of $4.4 million for the difference between carrying value and fair value. See "Note 13 — Subsequent Events."

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

Note 4 – Investment in Unconsolidated Joint Ventures

In addition to the 42 office and parking properties included in the consolidated financial statements, the Company was also invested in two unconsolidated joint ventures with unrelated investors as of June 30, 2015. Accordingly, the assets and liabilities of the joint ventures are not included on the Company's consolidated balance sheets at June 30, 2015 and December 31, 2014. Information relating to these unconsolidated joint ventures is summarized below (dollars in thousands):

Joint Venture Entity	Location	Parkway's Ownership%	Number of Properties	Investment Balance at June 30, 2015	Investment Balance at December 31, 2014
US Airways Building Tenancy in Common ("US Airways Building")	Phoenix, AZ	74.58%	1	$39,129	$39,760
7000 Central Park JV LLC ("7000 Central Park")	Atlanta, GA	40.00%	1	14,592	15,790
			2	$53,721	$55,550

The following table summarizes the balance sheets of the unconsolidated joint ventures at June 30, 2015 (in thousands):

	US Airways Building	7000 Central Park	Total
Cash	$144	$1,451	$1,595
Restricted cash	—	274	274
Real estate, net	46,859	49,017	95,876
Intangible assets, net	2,401	1,643	4,044
Receivables and other assets	3,437	4,326	7,763
Total assets	$52,841	$56,711	$109,552

Mortgage debt	$13,273	$33,000	$46,273
Other liabilities	379	1,871	2,250
Partners' equity	39,189	21,840	61,029
Total liabilities and partners' equity	$52,841	$56,711	$109,552

The following table summarizes the balance sheets of the unconsolidated joint ventures at December 31, 2014 (in thousands):

	US Airways Building	7000 Central Park	Total
Cash	$146	$1,218	$1,364
Restricted cash	—	269	269
Real estate, net	47,632	48,532	96,164
Intangible assets, net	2,537	2,695	5,232
Receivables and other assets	3,365	3,561	6,926
Total assets	$53,680	$56,275	$109,955

Mortgage debt	$13,441	$30,000	$43,441
Other liabilities	370	1,561	1,931
Partners' equity	39,869	24,714	64,583
Total liabilities and partners' equity	$53,680	$56,275	$109,955

The following table summarizes the statements of operations of the unconsolidated joint ventures for the three months ended June 30, 2015 (in thousands):

	US Airways Building	7000 Central Park	Austin Joint Venture (1)	Total
Revenues	$1,126	$2,041	$—	$3,167
Operating expenses	—	949	—	949
Depreciation and amortization	522	1,142	—	1,664
Operating income (loss) before interest	604	(50)	—	554
Interest expense	101	150	—	251
Loan cost amortization	—	41	—	41
Net income (loss)	$503	$(241)	$—	$262
(1) The Company previously owned an indirect interest in PKY/CalSTRS Austin, LLC (the "Austin Joint Venture"), a joint venture with the California State Teachers' Retirement System ("CalSTRS"). The Company terminated the Austin Joint Venture on November 17, 2014.

The following table summarizes the statements of operations of the unconsolidated joint ventures for the six months ended June 30, 2015 (in thousands):

	US Airways Building	7000 Central Park	Austin Joint Venture (1)	Total
Revenues	$2,252	$3,882	$—	$6,134
Operating expenses	—	1,983	—	1,983
Depreciation and amortization	1,044	2,771	—	3,815
Operating income (loss) before interest	1,208	(872)	—	336
Interest expense	202	298	—	500
Loan cost amortization	—	84	—	84
Net income (loss)	$1,006	$(1,254)	$—	$(248)
(1) The Company previously owned an indirect interest in the Austin Joint Venture. The Company terminated the Austin Joint Venture on November 17, 2014.

The following table summarizes the statements of operations of the unconsolidated joint ventures for the three months ended June 30, 2014 (in thousands):

	US Airways Building	7000 Central Park	Austin Joint Venture (1)	Total
Revenues	$1,126	$1,921	$24,435	$27,482
Operating expenses	—	1,023	9,807	10,830
Depreciation and amortization	522	1,181	9,214	10,917
Operating income (loss) before interest	604	(283)	5,414	5,735
Interest expense	103	148	9,579	9,830
Loan cost amortization	—	57	(161)	(104)
Other expenses	—	—	1	1
Net income (loss)	$501	$(488)	$(4,005)	$(3,992)
(1) The Company previously owned an indirect interest in the Austin Joint Venture. The Company terminated the Austin Joint Venture on November 17, 2014.

The following table summarizes the statements of operations of the unconsolidated joint ventures for the six months ended June 30, 2014 (in thousands):

	US Airways Building	7000 Central Park	Austin Joint Venture (1)	Total
Revenues	$2,252	$3,769	$48,578	$54,599
Operating expenses	—	1,873	19,664	21,537
Depreciation and amortization	1,044	2,293	19,164	22,501
Operating income (loss) before interest	1,208	(397)	9,750	10,561
Interest expense	207	63	19,064	19,334
Loan cost amortization	—	106	(322)	(216)
Other expenses	—	—	1	1
Net income (loss)	$1,001	$(566)	$(8,993)	$(8,558)
(1) The Company previously owned an indirect interest in the Austin Joint Venture. The Company terminated the Austin Joint Venture on November 17, 2014.

On December 19, 2013, the Company acquired Thomas Properties Group, Inc.'s ("TPGI") interest in the Austin Joint Venture in connection with the merger transactions (the "Mergers") with TPGI. The Company and Madison International Realty ("Madison") owned a 50% interest in the joint venture with CalSTRS, of which the Company's ownership interest was 33%. On January 24, 2014, pursuant to a put right held by Madison, the Company purchased Madison’s approximately 17% interest in the Austin Joint Venture for a purchase price of approximately $41.5 million. On February 10, 2014, pursuant to an agreement entered into between CalSTRS and the Company, CalSTRS exercised an option to purchase 60% of Madison's former interest on the same terms as the Company for approximately $24.9 million. After giving effect to these transactions, the Company had a 40% interest in the CalSTRS joint venture and the Austin properties, with CalSTRS owning the remaining 60% and the Company recorded a gain on sale of real estate of approximately $6.3 million during the six months ended June 30, 2014.

Note 5 – Capital and Financing Transactions

Notes Payable to Banks

At June 30, 2015 and December 31, 2014, the Company had $600.0 million and $481.5 million outstanding, respectively, under the following credit facilities (in thousands):

Credit Facilities	Interest Rate	Initial Maturity	Outstanding Balance at June 30, 2015	Outstanding Balance at December 31, 2014
$10.0 Million Working Capital Revolving Credit Facility	1.7%	03/30/2018	$—	$—
$450.0 Million Revolving Credit Facility	1.5%	03/30/2018	50,000	131,500
$250.0 Million Five-Year Term Loan	2.6%	03/29/2019	250,000	250,000
$200.0 Million Five-Year Term Loan	1.5%	06/26/2020	200,000	—
$100.0 Million Seven-Year Term Loan	4.4%	03/31/2021	100,000	100,000
			$600,000	$481,500

On January 27, 2015, the Company exercised the accordion feature under its senior unsecured revolving credit facility to increase the facility by $200.0 million to $450.0 million. All other terms and covenants associated with the senior unsecured revolving credit facility remained unchanged as a result of the increase.

On June 26, 2015, the Company entered into a term loan agreement for a $200.0 million five-year unsecured term loan. The unsecured term loan has a maturity date of June 26, 2020, and has an accordion feature that allows for an increase in the size of the unsecured term loan to as much as $400.0 million. Interest on the unsecured term loan is based on LIBOR plus an applicable margin of 0.90% to 1.75% depending on overall Company leverage (with the current rate set at 1.35%). The unsecured term loan has substantially the same operating and financial covenants as required by the Company's $450.0 million senior unsecured revolving credit facility.

The senior unsecured revolving credit facility and unsecured term loans bear interest at LIBOR plus an applicable margin. As a result of the investment grade credit ratings the Company received in January 2015 from S&P and Moody's, the Company has changed to a different pricing grid under its existing credit agreement that is based on the Company's most recent credit rating. The new applicable margin for the senior unsecured revolving credit facility is currently 1.30% resulting in an all-in rate of 1.54%. The new applicable margin for the $250.0 million five-year unsecured term loan is currently 1.40% resulting in a weighted average all-in rate of 2.56%, after giving effect to the floating-to-fixed-rate interest rate swaps. The new applicable margin for the $100.0 million seven-year unsecured term loan is currently 1.85%, resulting in an all-in rate of 4.41%, after accounting for the floating-to-fixed-rate interest rate swap.

Mortgage Notes Payable

Mortgage notes payable at June 30, 2015 totaled $1.2 billion, including unamortized net premiums on debt acquired of $21.9 million, with a weighted average interest rate of 4.2%.

On March 5, 2015, the Company extinguished the mortgage note payable associated with Westshore Corporate Center. The balance at the date of payoff was approximately $14.0 million. The Company recognized a gain on extinguishment of debt of approximately $79,000.

On April 3, 2015, the Company paid in full the $68.0 million Teachers Insurance and Annuity Associations mortgage debt secured by Hillsboro I-IV and V, Peachtree Dunwoody, One Commerce Green and the Comerica Bank Building and incurred a $3.0 million prepayment fee as part of the repayments.

On April 6, 2015, the Company paid in full the $31.9 million first mortgage secured by 3350 Peachtree and incurred a $319,000 prepayment fee as part of the repayment.

On April 8, 2015, Fund II paid in full the $22.1 million mortgage debt secured by Two Ravinia Drive and incurred a prepayment fee and swap early termination fee of $1.8 million as part of the repayment, of which $525,000 was the Company's share.

Fund II drew approximately $10.8 million on its construction loan secured by the Hayden Ferry Lakeside III development in the Tempe submarket of Phoenix, Arizona during the six months ended June 30, 2015. As of June 30, 2015, the balance of the construction loan payable was approximately $11.3 million.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (Loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2015, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. See "Note 6 — Fair Values of Financial Instruments," for the fair value of the Company's derivative financial instruments as well as their classification on the Company's consolidated balance sheets as of June 30, 2015 and December 31, 2014.

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

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Operations and Comprehensive Income (Loss)

The table below presents the effect of the Company's derivative financial instruments on the Company's consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014 (in thousands):

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amount of gain (loss) recognized in other comprehensive income on derivatives	$680	$(6,341)	$(4,425)	$(7,874)
Net loss reclassified from accumulated other comprehensive loss into earnings	$1,734	$2,114	$3,592	$3,526
Amount of loss recognized in income on derivatives (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$1,221	$197	$1,245	$197

Credit Risk-Related Contingent Features

The Company has entered into agreements with each of its derivative counterparties that provide that if the Company defaults or is capable of being declared in default on any of its indebtedness, the Company could also be declared in default on its derivative obligations.

As of June 30, 2015, the fair value of derivatives in a liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $9.9 million. As of June 30, 2015, the Company has not posted any collateral related to these agreements and was not in default under any of its derivative obligations. If the Company had been in default under any of its derivative obligations, it could have been required to settle its obligations under the agreements with its derivative counterparties at their aggregate termination value of $9.5 million at June 30, 2015.

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

Assets and liabilities disclosed at fair value on a recurring basis were as follows (in thousands):

	As of June 30, 2015		As of December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$73,390	$73,390	$116,241	$116,241
Mortgage loan receivable	3,374	3,374	3,417	3,417
Interest rate swap agreements	434	434	1,131	1,131
Financial Liabilities:
Mortgage notes payable	$1,201,806	$1,206,540	$1,339,450	$1,327,637
Notes payable to banks	600,000	598,459	481,500	477,967
Interest rate swap agreements	9,927	9,927	11,077	11,077

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

Note 7 – Net Income (Loss) Per Common Share

Basic earnings per share ("EPS") is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. In arriving at net income attributable to common stockholders, preferred stock dividends, if any, are deducted.  Diluted EPS reflects the potential dilution that could occur if share equivalents such as Operating Partnership units, employee stock options, restricted share units ("RSUs"), restricted shares, deferred incentive share units and profits interest units ("LTIP units") were exercised or converted into common stock that then shared in the earnings of the Company.

The computation of diluted EPS is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Basic net income (loss) attributable to common stockholders	$14,132	$(9,845)	$21,407	$1,000
Effect of net income (loss) attributable to noncontrolling interests - unit holders	607	(571)	955	(7)
Diluted net income (loss) attributable to common stockholders	$14,739	$(10,416)	$22,362	$993
Denominator:
Basic weighted average shares outstanding	111,543	99,092	111,381	98,219
Effect of Operating Partnership units	4,833	—	4,973	5,200
Effect of RSUs	198	—	194	138
Effect of restricted shares	5	—	5	13
Effect of deferred incentive share units	4	—	5	10
Effect of LTIP units	83	—	80	39
Diluted adjusted weighted average shares outstanding	116,666	99,092	116,638	103,619

Basic and diluted net income (loss) per share attributable to Parkway Properties, Inc.	$0.13	$(0.10)	$0.19	$0.01

The computation of diluted EPS for the three and six months ended June 30, 2015, and six months ended June 30, 2014, does not include the effect of employee stock options as their inclusion would have been anti-dilutive. The computation of diluted EPS for the three months ended June 30, 2014 does not include the effect of Operating Partnership units, employee stock options, RSUs, restricted shares, deferred incentive share units and LTIP units, as their inclusion would have been anti-dilutive. Terms and conditions of these awards are described in "Note 11 – Share-Based and Long-Term Compensation Plans."

Note 8 – Noncontrolling Interests

The Company has an interest in two joint ventures that are included in its consolidated financial statements: Fund II assets and the Murano residential condominium project. Other noncontrolling interests include interests in the Company's Operating Partnership that represent common Operating Partnership units that are not owned by the Company.

Fund II

The following represents detailed information on the Fund II assets as of June 30, 2015:

Property Name	Location	Company's Ownership %
Hayden Ferry Lakeside I	Phoenix, AZ	30.0%
Hayden Ferry Lakeside II	Phoenix, AZ	30.0%
Hayden Ferry Lakeside III	Phoenix, AZ	70.0%
Hayden Ferry Lakeside IV and adjacent garage	Phoenix, AZ	30.0%
245 Riverside (1)	Jacksonville, FL	30.0%
3344 Peachtree	Atlanta, GA	33.0%
Two Liberty Place	Philadelphia, PA	19.0%
(1) On July 17, 2015, the Company sold 245 Riverside. See "Note 13 – Subsequent Events."

Fund II, a $750.0 million discretionary fund, was formed on May 14, 2008 and was fully invested at February 10, 2012. Fund II was structured such that The Teacher Retirement System of Texas ("TRST") was a 70% investor and the Company was a 30% investor in the fund, with an original target capital structure of approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt. Fund II acquired 13 properties in Atlanta, Georgia; Charlotte, North Carolina; Phoenix, Arizona; Jacksonville, Orlando and Tampa, Florida; and Philadelphia, Pennsylvania. In August 2012, Fund II increased its investment capacity by $20.0 million to purchase Hayden Ferry Lakeside III, IV and V, a 2,500 space parking garage, an office property and a vacant parcel of development land, all adjacent to Hayden Ferry Lakeside I and Hayden Ferry Lakeside II in Phoenix, Arizona. In August 2013, Fund II expanded its investment guidelines solely for the purpose of authorizing the purchase of a parcel of land available for development in Tempe, Arizona. In April 2014, Fund II authorized the development of

Hayden Ferry Lakeside III, as well as the transfer of an interest in the owner of Hayden Ferry Lakeside III, a subsidiary of Fund II, to the Operating Partnership, such that the Company owns a 70% indirect interest in Hayden Ferry Lakeside III.

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

On April 8, 2015, Fund II sold Two Ravinia Drive, an office property located in Atlanta, Georgia, for a gross sale price of $78.0 million, and recognized a gain of approximately $29.0 million in continuing operations during the six months ended June 30, 2015, of which $8.7 million was the Company's share. For a discussion of Fund II's paydown of the mortgage debt secured by Two Ravinia Drive, see "Note 5 – Capital and Financing Transactions – Mortgage Notes Payable".

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

Other Noncontrolling Interests

The Company’s interest in its properties is held through the Operating Partnership. All decisions relating to the operations and distributions of the Operating Partnership are made by the Company, which serves indirectly as the sole general partner of the Operating Partnership. The Company owns a 95.9% interest in the Operating Partnership at June 30, 2015. Noncontrolling interests in the Operating Partnership represents common Operating Partnership units that are not owned by the Company. Interests in the Operating Partnership are owned by limited partners who contributed properties and other assets to the Operating Partnership in exchange for common Operating Partnership units as part of merger and acquisition activities. Limited partners have the right under the partnership agreement of the Operating Partnership to tender their units for redemption in exchange for cash or shares of the Company’s common stock, as selected by the Company in its sole and absolute discretion. Accordingly, the Company classifies the common Operating Partnership units held by limited partners in permanent equity because the Company may elect to issue shares of its common stock to limited partners exercising their redemption rights rather than using cash.

Noncontrolling interests – unit holders include (a) 554,400 outstanding common units in the Operating Partnership that were issued in connection with the Company's December 2013 acquisition of Lincoln Place, an office building located in the South Beach submarket in Miami, Florida, and (b) approximately 4.3 million outstanding common units in the Operating Partnership that were issued in exchange for outstanding limited partnership interests in TPGI in connection with the Mergers.

Income is allocated to noncontrolling interests based on the weighted average percentage ownership during the period.

Note 9 – Discontinued Operations

All current and prior period income from the following office and parking property dispositions are included in discontinued operations for the three and six months ended June 30, 2014 (in thousands).

Office and Parking Properties	Location	Date of Sale	Net Sales Price	Net Book Value of Real Estate	Gain on Sale
2014 Dispositions: (1)
Woodbranch Building	Houston, TX	01/14/2014	$14,424	$4,450	$9,974
Mesa Corporate Center	Phoenix, AZ	01/31/2014	12,257	11,768	489
			$26,681	$16,218	$10,463
(1) With the adoption of ASU 2014-08, "Reporting Discontinued Operations and Disposals of Components of an Entity" effective January 1, 2014, the Company's 2014 sales of the Woodbranch Building and Mesa Corporate Center are included in discontinued operations for the six months ended June 30, 2014 as these properties were previously classified as held for sale at December 31, 2013.

The amount of revenues and expenses for these office and parking properties reported in discontinued operations for the three and six months ended June 30, 2015 and 2014 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Statements of Operations:
Revenues
Income from office and parking properties	$—	$1	$—	$206
Expenses
Operating expenses	—	51	—	183
Depreciation and amortization	—	—	—	116
Total expenses	—	51	—	299
Loss from discontinued operations	—	(50)	—	(93)
Net gains on sale of real estate from discontinued operations	—	—	—	10,463
Total discontinued operations per Statements of Operations	—	(50)	—	10,370
Net (income) loss attributable to noncontrolling interest from discontinued operations - unit holders	—	3	—	(516)
Total discontinued operations - Company's share	$—	$(47)	$—	$9,854

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

The Company’s provision for income taxes was $326,000 and $257,000 for the three months ended June 30, 2015 and 2014, respectively, and $518,000 and $599,000 for the six months ended June 30, 2015 and 2014, respectively.

Note 11 – Share-Based and Long-Term Compensation Plans

The Company grants share-based awards under the Parkway Properties, Inc. and Parkway Properties LP 2015 Omnibus Equity Incentive Plan (the "2015 Equity Plan") that was approved by the stockholders of the Company on May 14, 2015. The 2015 Equity Plan, which amends and restates the Parkway Properties, Inc. and Parkway Properties LP 2013 Omnibus Equity Incentive Plan (the "2013 Equity Plan"), permits the grant of awards with respect to a number of shares of common stock equal to the sum of (1) 2,500,000 shares, plus (2) the number of shares available for future awards under the 2013 Equity Plan, plus (3) the number of shares related to awards outstanding under the 2013 Equity Plan that terminate by expiration or forfeiture, cancellation, or otherwise without the issuance of such shares of Common Stock.
The 2013 Equity Plan replaced the 2010 Omnibus Equity Incentive Plan (the "2010 Equity Plan"). Outstanding awards granted under the 2010 Equity Plan continue to be governed by the 2010 Equity Plan. All of the employees of the Company and the Operating Partnership, employees of certain subsidiaries of the Company, non-employee directors, and any consultants or advisors to the Company and the Operating Partnership are eligible to participate in the 2015 Equity Plan.

The 2015 Equity Plan authorizes the following types of awards: (1) stock options, including nonstatutory stock options and incentive stock options ("ISOs"); (2) stock appreciation rights; (3) restricted shares; (4) RSUs; (5) LTIP units; (6) dividend equivalent rights; and (7) other forms of awards payable in or denominated by reference to shares of common stock. Full value awards, i.e., awards other than options and stock appreciation rights, vest over a period of three years or longer, except that any full value awards subject to performance-based vesting must become vested over a period of one year or longer. The Compensation Committee of the Board of Directors of the Company (the "Board of Directors") may waive vesting requirements upon a participant’s death, disability, retirement, or other specified termination of service or upon a change in control.

Through June 30, 2015, the Company had RSUs, LTIP units and stock options outstanding under the 2015 Equity Plan, each as described below. As of June 30, 2015, the Company has restricted shares and deferred incentive share units outstanding under the 2010 Equity Plan, as described below.

Long-Term Equity Incentives

At June 30, 2015, a total of 1,850,000 stock options had been granted to officers of the Company under the 2013 Equity Plan. Each stock option will vest in increments of 25% per year on each of the first, second, third and fourth anniversaries of the grant date, subject to the grantee's continued service. During the six months ended June 30, 2015, 431,250 options vested and, as of June 30, 2015, 862,500 options remain unvested. The stock options are valued at $3.6 million, which equates to an average price per option of $4.18.

At June 30, 2015, a total of 483,183 time-vesting RSUs had been granted to officers of the Company and remain outstanding under the 2013 Equity Plan. The time-vesting RSUs are valued at $8.8 million, which equates to an average price per share of $18.13.

At June 30, 2015, a total of 447,938 LTIP units had been granted to officers of the Company and remain outstanding under the 2015 Equity Plan and 2013 Equity Plan. LTIP units are a form of limited partnership interest issued by the Operating Partnership, and will be considered earned if, and only to the extent to which applicable total shareholder return ("TSR") performance measures are achieved during the performance period. Grant date fair values of the LTIP units are estimated and the resulting expense is recorded regardless of whether the TSR performance measures are achieved if the required service is delivered. The grant date fair values are being amortized to expense over the period from the grant date to the date at which the awards, if any, would become vested. The LTIP units are valued at $3.8 million, which equates to an average price per share of $8.58.

At June 30, 2015, a total of 233,528 performance-vesting RSUs had been granted to officers of the Company and remain outstanding under the 2013 Equity Plan. The performance-vesting RSUs are valued at $1.9 million, which equates to an average price per share of $8.15. Each performance-vesting RSU will vest based on the attainment of TSR performance measures during the applicable performance period, subject to the grantee's continued service.

At June 30, 2015, a total of 5,426 restricted shares had been granted to officers of the Company and remain outstanding under the 2010 Equity Plan. The restricted shares vest ratably over four years from the date of grant, with the last restricted shares vesting in January 2016. The restricted shares are valued at $75,000, which equates to an average price per share of $13.82.

At June 30, 2015, a total of 575 deferred incentive share units had been granted to employees of the Company and remain outstanding under the 2010 Equity Plan. The deferred incentive share units are valued at $6,000, which equates to an average price per share of $9.86. The deferred incentive share units vest ratably over four years from the date of grant, with the last deferred incentive share units vesting in December 2015.

Total compensation expense related to restricted shares, deferred incentive share units, stock options, RSUs, and LTIP units of $3.5 million and $4.7 million was recognized in general and administrative expenses on the Company's consolidated statements of operations and comprehensive income (loss) during the six months ended June 30, 2015 and 2014, respectively. Total compensation expense related to non-vested awards not yet recognized was $8.8 million at June 30, 2015. The weighted average period over which this expense is expected to be recognized is approximately 1.5 years.

A summary of the Company's restricted shares, deferred incentive share units, stock options, RSUs, and LTIP unit activity for the six months ended June 30, 2015 is as follows:

	Restricted Shares		Deferred Incentive Share Units		Stock Options		RSUs		LTIP Units
	# of Shares	Weighted Average Grant-Date Fair Value	# of Share Units	Weighted Average Grant-Date Fair Value	# of Options	Weighted Average Grant-Date Fair Value	# of Share Units	Weighted Average Grant-Date Fair Value	# of LTIP Units	Weighted Average Grant-Date Fair Value
Balance at December 31, 2014	13,769	$14.61	6,855	$16.63	1,293,750	$4.17	504,534	$16.03	300,636	$9.26
Granted	—	—	—	—	—	—	267,596	13.50	147,302	7.18
Vested / Exercised	(8,343)	15.13	(5,745)	17.56	(431,250)	4.18	(55,419)	18.74	—	—
Forfeited	—	—	(535)	13.96	—	—	—	—	—	—
Balance at June 30, 2015	5,426	$13.82	575	$9.86	862,500	$4.18	716,711	$14.88	447,938	$8.58

Note 12 – Related Party Transactions

On June 24, 2015, the Company paid $250,000 to TPG VI Management, LLC as payment of a quarterly monitoring fee pursuant to the Management Services Agreement dated June 5, 2012, as amended, which provides that the monitoring fee be payable entirely in cash. The monitoring fee, which is paid quarterly when the Company pays its common stock dividend, is in lieu of director fees otherwise payable to the TPG VI Pantera Holdings, L.P.–nominated members of the Board of Directors.

Note 13 – Subsequent Events

Summary of Pending Acquisitions

On May 23, 2015, the Company reached an agreement to acquire Two Buckhead Plaza, an office building located in the Buckhead submarket of Atlanta, Georgia, for a gross purchase price of $80.0 million. The Company plans to assume the first mortgage secured by the property, which has an outstanding balance of approximately $52.0 million with an interest rate of 6.43% and a maturity date of October 30, 2017. Closing is expected to occur during the third quarter of 2015, subject to customary closing conditions including the successful assumption of the existing first mortgage.

Summary of Pending Dispositions

On July 9, 2015, the Company entered into a purchase and sale agreement to sell Comerica Bank Building located in Houston, Texas for a gross sale price of $31.4 million. The Company expects to close the sale and recognize a gain on sale of real estate during the third quarter of 2015, subject to customary closing conditions. Comerica Bank Building did not meet held for sale criteria as of June 30, 2015.

On July 17, 2015, the Company sold 245 Riverside, an office property located in Jacksonville, Florida, for a gross sale price of $25.1 million and expects to recognize a gain on sale of real estate during the third quarter of 2015. 245 Riverside did not meet held for sale criteria as of June 30, 2015.

On July 31, 2015, the Company sold 550 Greens Parkway, an office property located in Houston, Texas, for a gross sale price of $2.3 million. 550 Greens Parkway did not meet held for sale criteria as of June 30, 2015.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview

Parkway Properties, Inc. (and collectively, with its subsidiaries, including Parkway Properties LP, "we", "our", or "us") is a fully integrated, self-administered and self-managed real estate investment trust ("REIT") specializing in the acquisition, ownership, development and management of quality office properties in high-growth submarkets in the Sunbelt region of the United States. At July 1, 2015, we owned or had an interest in 44 office and parking properties located in seven states with an aggregate of approximately 16.2 million square feet of leasable space. We offer fee-based real estate services through our wholly owned subsidiaries, which in total managed and/or leased approximately 4.2 million square feet for third-party property owners at July 1, 2015. Unless otherwise indicated, all references to square feet represent net rentable area.

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

Occupancy.  Our revenues are dependent on the occupancy of our office buildings. At July 1, 2015, occupancy of our office portfolio was 90.4% compared to 89.3% at April 1, 2015 and 89.2% at July 1, 2014. Not included in the July 1, 2015 occupancy rate is the impact of 28 signed leases totaling 198,743 square feet expected to take occupancy between now and the third quarter of 2016, of which the majority will commence during the second half of 2015. Including these signed leases, our portfolio was 91.6% leased at July 1, 2015. Our average occupancy for the three and six months ended June 30, 2015, was 88.1% and 88.7%, respectively.

During the second quarter of 2015, 41 leases were renewed totaling 377,000 rentable square feet at an average annual rental rate per square foot of $26.59, representing a 1.4% rate increase as compared to expiring rental rates, and at an average cost of $3.75 per square foot per year of the lease term.

During the second quarter of 2015, 14 expansion leases were signed totaling 52,000 rentable square feet at an average annual rental rate per square foot of $24.39 and at an average cost of $5.69 per square foot per year of the lease term.

During the second quarter of 2015, 26 new leases were signed totaling 258,000 rentable square feet at an average annual rental rate per square foot of $33.25 and at an average cost of $7.40 per square foot per year of the term.

Rental Rates.  An increase in vacancy rates in a market or at a specific property has the effect of reducing market rental rates. Inversely, a decrease in vacancy rates in a market or at a specific property has the effect of increasing market rental rates. Our leases typically have three to seven year terms, though we do enter into leases with terms that are either shorter or longer than that typical range from time to time. As leases expire, we seek to replace existing leases with new leases at the current market rental rate. For our properties owned as of July 1, 2015, management estimates that we have approximately $2.17 per square foot in annual rental rate embedded growth in our office property leases. Embedded growth is defined as the difference between the weighted average in-place cash rents including operating expense reimbursements and the weighted average estimated market rental rate.

The following table represents the embedded growth by lease expiration year for our portfolio including unconsolidated joint ventures:

Year of Expiration	Occupied Square Footage (in thousands)	Percentage of Total Square Feet	Annualized Rental Revenue (in thousands)	Number of Leases	Weighted Average Expiring Gross Rental Rate per NRSF	Weighted Average Estimated Market Rent per NRSF (1)
2015	619	3.8%	$16,763	201	$27.08	$29.84
2016	2,127	13.1%	60,641	189	28.51	30.91
2017	1,801	11.1%	52,510	203	29.16	31.30
2018	1,427	8.8%	43,455	183	30.45	31.21
2019	1,229	7.6%	39,344	118	32.01	32.68
2020	1,144	7.0%	35,794	116	31.29	30.15
Thereafter	6,335	39.0%	193,521	184	30.55	33.12
Total	14,682	90.4%	$442,028	1,194	$30.11	$32.28
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

Customer Retention.  Keeping existing customers is important as high customer retention leads to increased occupancy, less downtime between leases and reduced leasing costs. We estimate that it costs two to three times more to replace an existing customer with a new one than to retain an existing customer. In making this estimate, we take into account the sum of revenue lost during downtime on the space plus leasing costs, which typically rise as market vacancies increase. Therefore, we focus a great amount of energy on customer retention. We seek to retain our customers by continually focusing on operations at our office and parking properties. We believe in providing superior customer service; hiring, training, retaining and empowering each employee; and creating an environment of open communication both internally and externally with customers and stockholders. Our customer retention rate was 62.0% for the quarter ended June 30, 2015, as compared to 81.1% for the quarter ended March 31, 2015, and 76.9% for the quarter ended June 30, 2014.

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

Parkway Properties Office Fund II, L.P.

At June 30, 2015, we had one consolidated partnership structured as a discretionary fund. Parkway Properties Office Fund II L.P. ("Fund II"), a $750.0 million discretionary fund, was formed on May 14, 2008. Fund II was structured with The Teacher Retirement System of Texas ("TRST") as a 70% investor and Parkway Properties LP (the "Operating Partnership") as a 30% investor, with an original target capital structure of approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt. Fund II currently owns six properties totaling 2.1 million square feet in Atlanta, Georgia; Phoenix, Arizona; Jacksonville, Florida; and Philadelphia, Pennsylvania. In August 2012, Fund II increased its investment capacity by $20.0 million to purchase Hayden Ferry Lakeside III, IV and V, a 2,500 space parking garage, a 21,000 square foot office property and a vacant parcel of land available for development, all adjacent to our Hayden Ferry Lakeside I and Hayden Ferry Lakeside II office properties in Phoenix, Arizona. In August 2013, Fund II expanded its investment guidelines solely for the purpose of authorizing the purchase of a parcel of land available for development in Tempe, Arizona. In April 2014, Fund II authorized the development of Hayden Ferry Lakeside III, as well as the transfer of an interest in the owner of Hayden Ferry Lakeside III, a subsidiary of Fund II, to our Operating Partnership. We now own a 70% indirect interest in Hayden Ferry Lakeside III. In October 2014, Fund II sold Tempe Town Lake, approximately one acre of land located in Tempe, Arizona for a gross sale price of $2.0 million.

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

Joint Ventures

In addition to the 42 office and parking properties included in our consolidated financial statements, we were also invested in two unconsolidated joint ventures with unrelated investors as of June 30, 2015.

Financial Condition

Comparison of the six months ended June 30, 2015 to the year ended December 31, 2014.

Assets. During the six months ended June 30, 2015, we continued the execution of our strategy of operating and acquiring office and parking properties as well as disposing of non-core assets that no longer meet our investment criteria or for which a disposition would maximize value. During the six months ended June 30, 2015, total assets decreased $78.0 million, or 2.1%, as compared to the year ended December 31, 2014.  The primary reason for the decrease was the disposition of eight office properties (see "– Dispositions"), partially offset by the purchase of One Buckhead Plaza (see "– Acquisitions and Improvements").

Acquisitions and Improvements.  Our investment in office and parking properties decreased $23.9 million net of depreciation to a carrying amount of $3.0 billion at June 30, 2015 and consisted of 42 office and parking properties. The primary reason for the decrease in office and parking properties relates to the sale of eight office properties, the reclassification of Westshore Corporate Center, Cypress Center I-III, and Cypress Center IV in Tampa, Florida, and City Centre in Jackson, Mississippi, to assets held for sale, and increased depreciation of office and parking properties during the six months ended June 30, 2015, partially offset by the purchase of One Buckhead Plaza, which is summarized in the table below, improvements to office properties of approximately $20.2 million, and the development of Hayden Ferry Lakeside III in Phoenix, Arizona totaling approximately $20.6 million.

Office and Parking Properties	Location	Type of Ownership	Ownership Share	Square Feet (in thousands)	Date Purchased	Gross Purchase Price (in thousands)
One Buckhead Plaza	Atlanta, GA	Wholly Owned	100%	464	01/08/2015	$157,000

During the six months ended June 30, 2015, Fund II increased its investment in the Hayden Ferry Lakeside III development located in Phoenix, Arizona by $20.6 million. To date, Fund II has invested $44.6 million in the project and expects the total investment to be approximately $68.8 million.

During the six months ended June 30, 2015, we capitalized building and tenant improvements of $20.2 million and recorded depreciation expense of $59.1 million related to our office and parking properties.

Dispositions.  During the six months ended June 30, 2015, we sold the following eight office and parking properties (in thousands):

Office and Parking Properties	Location	Type of Ownership	Square Feet	Date Sold	Gross Sale Price
Raymond James Tower (1)	Memphis, TN	Wholly Owned	337	01/15/2015	$19,250
Honeywell Building	Houston, TX	Wholly Owned	157	02/04/2015	28,000
Two Ravinia Drive	Atlanta, GA	Joint Venture	390	04/08/2015	78,000
400 North Belt	Houston, TX	Wholly Owned	231	05/08/2015	10,150
Peachtree Dunwoody	Atlanta, GA	Wholly Owned	370	05/13/2015	53,940
Hillsboro I-IV and V	Ft. Lauderdale, FL	Wholly Owned	216	06/05/2015	22,000
Riverplace South	Jacksonville, FL	Wholly Owned	113	06/12/2015	9,000
			1,814		$220,340
(1) The Raymond James Tower was sold for a gross sale price of $19.3 million, providing $8.9 million in buyer credits.

Condominium Units.  In connection with the December 2013 merger transactions (the "Mergers") with Thomas Properties Group, Inc. ("TPGI"), we acquired and consolidated the Murano residential condominium project, which we control. Our unaffiliated partner's interest is reflected on our consolidated balance sheets under the "Noncontrolling Interests" caption. Our partner owns 27% of the condominium project. Net proceeds from the project will be distributed, to the extent available, based on an order of preferences described in the partnership agreement. We may receive distributions, if any, in excess of our 73% ownership interest if certain return thresholds are met. The carrying value of our condominium units was $669,000 and $9.3 million as of June 30, 2015 and December 31, 2014, respectively.

Mortgage Loan Receivable.  On June 3, 2013, we issued a first mortgage loan to an affiliate of US Airways, which is secured by the US Airways Building, a 225,000 square foot office building in Phoenix, Arizona in which we own a 74.6% interest, with US Airways owning the remaining 25.4% interest in the building. The mortgage loan has a fixed interest rate of 3.0% and matures on December 31, 2016. The receivable balance as of June 30, 2015 and December 31, 2014 was $3.4 million.

Investment in Unconsolidated Joint Ventures. In addition to the 42 office and parking properties included in our consolidated financial statements, we were also invested in two unconsolidated joint ventures with unrelated investors as of June 30, 2015. Information relating to these unconsolidated joint ventures is summarized below:

			Parkway's	Square Feet	Percentage
Joint Venture Entity	Property Name	Location	Ownership%	(in thousands)	Occupied
US Airways Building Tenancy in Common	US Airways Building	Phoenix, AZ	74.58%	225	100.0%
7000 Central Park JV LLC	7000 Central Park	Atlanta, GA	40.00%	416	87.2%

We account for our investments in the US Airways Building and 7000 Central Park under the equity method of accounting. Accordingly, the assets and liabilities of the joint ventures are not included in our consolidated balance sheet as of June 30, 2015. As of June 30, 2015, the balance of our investment in these joint ventures was $39.1 million and $14.6 million, respectively.

Cash and Cash Equivalents.  Cash and cash equivalents were $73.4 million and $116.2 million at June 30, 2015 and December 31, 2014, respectively. The decrease in cash and cash equivalents of $42.8 million, or 36.9%, during the six months ended June 30, 2015, was primarily due to investments in real estate, real estate development, and improvements to real estate, repayments of mortgage notes payable and bank borrowings, and dividends paid on common stock, partially offset by proceeds from sale of real estate and proceeds from bank borrowings.

Receivables and Other Assets. For the six months ended June 30, 2015, rents receivable and other assets decreased $6.1 million, or 2.1%. The net decrease is primarily due to dispositions of eight properties and the reclassification of three properties as held for sale, partially offset by an increase in our straight line rent receivable balance and increases in other assets associated with our purchase of One Buckhead Plaza during the six months ended June 30, 2015.

Intangible Assets, Net. For the six months ended June 30, 2015, intangible assets net of related amortization decreased $21.5 million, or 11.6%, and was primarily due to amortization recorded during the period, the disposition of eight office properties, and the reclassification of three properties as held for sale, partially offset by the allocated lease intangibles from our purchase of One Buckhead Plaza during the period.

Assets Held for Sale and Liabilities Related to Assets Held for Sale. As of June 30, 2015 and December 31, 2014, we classified assets held for sale totaling $51.3 million and $24.1 million, respectively, and liabilities related to assets held for sale totaling $2.2 million and $2.0 million, respectively. Assets and liabilities held for sale as of June 30, 2015 related to Westshore Corporate Center and Cypress Center I-IV in Tampa, Florida, and City Centre in Jackson, Mississippi. Assets and liabilities held for sale as of December 31, 2014 relate to the Raymond James Tower in Memphis, Tennessee and the Honeywell Building in Houston, Texas.

Management Contract Intangibles, Net.  For the six months ended June 30, 2015, management contract intangibles, net of related amortization, decreased $377,000, or 33.3%, as a result of amortization recorded during the period.

Notes Payable to Banks. Notes payable to banks increased $118.5 million, or 24.6%, during the six months ended June 30, 2015. The net increase was primarily attributable to draws on our senior unsecured revolving credit facility which were used to pay off certain mortgage notes and fund the acquisition of One Buckhead Plaza during the six months ended June 30, 2015, as well as borrowings on our $200.0 million five-year unsecured term loan which were used to partially pay down our senior unsecured revolving credit facility's outstanding balance.

Mortgage Notes Payable. During the six months ended June 30, 2015, mortgage notes payable decreased $137.6 million, or 10.3%, due to the following (in thousands):

Increase (Decrease)
Scheduled principal payments	$(6,384)
Payoff of Westshore Corporate Center, 3350 Peachtree, Two Ravinia Drive, and Teachers Insurance and Annuity Associations mortgages	(136,122)
Amortization of premiums on mortgage debt acquired, net	(5,908)
Borrowings under the Hayden Ferry III construction loan	10,769
$(137,645)

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

Accounts Payable and Other Liabilities.  For the six months ended June 30, 2015, accounts payable and other liabilities decreased $15.9 million, or 7.9%, primarily due to amortization of below market leases, decreases in corporate payables, and decreases in other payables associated with the sale of eight office properties, partially offset by an increase in property taxes payable.

Equity. Total equity decreased $43.1 million, or 2.6%, during the six months ended June 30, 2015, as a result of the following (in thousands):

Increase (Decrease)
(Unaudited)
Net income attributable to Parkway Properties, Inc.	$21,407
Net income attributable to noncontrolling interests	20,732
Other comprehensive income	412
Common stock dividends declared	(43,561)
Share-based compensation	3,184
Issuance of shares to directors	275
Offering costs associated with the issuance of common stock	(209)
Contribution of capital by noncontrolling interests	2,125
Distributions to noncontrolling interests	(47,440)
$(43,075)

Common and Limited Voting Stock. On May 28, 2014, we entered into an ATM Equity OfferingSM Sales Agreement (the "Sales Agreement") with various agents whereby we may sell, from time to time, shares of our common stock, par value $.001 per share, having aggregate gross sales proceeds of up to $150.0 million through an "at-the-market" equity offering program. Sales may be made to the agents in their capacity as sales agents or as principals. We intend to use the net proceeds for general corporate purposes, which may include repaying temporarily amounts outstanding from time to time under our senior unsecured revolving credit facility, for working capital and capital expenditures, and to fund potential acquisitions or development of office and parking properties. We are required to pay each agent a commission that will not exceed, but may be lower than, 2.0% of the gross sales price of the shares sold through such agent. During the six months ended June 30, 2015, there were no ATM sales under the Sales Agreement.

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

Results of Operations

Comparison of the three and six months ended June 30, 2015 to the three and six months ended June 30, 2014.

Net Income (Loss) Attributable to Common Stockholders. Net income attributable to common stockholders for the three months ended June 30, 2015 was $14.1 million ($0.13 per basic and diluted common share), compared to a net loss of $9.8 million ($0.10 per basic and diluted share) for the three months ended June 30, 2014. The increase in net income attributable to common stockholders for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 in the amount of $23.9 million is primarily attributable to an increase in net gains on sale of real estate and increases in operating income, partially offset by an increase in loss on extinguishment of debt. Net income attributable to common stockholders for the six months ended June 30, 2015 was $21.4 million ($0.19 per basic and diluted common share), compared to $1.0 million ($0.01 per basic and diluted share) for the six months ended June 30, 2014. The increase in net income attributable to common stockholders for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 in the amount of $20.4 million is primarily attributable to an increase in net gains on sale of real estate and increases in operating income, partially offset by an increase in interest expense. The change in income (loss) from discontinued operations as well as other variances for income and expense items that comprise net income attributable to common stockholders is discussed in detail below.

Income from Office and Parking Properties. The analysis below includes changes attributable to same-store properties and acquisitions and dispositions of office and parking properties. Same-store properties are consolidated properties that we owned for the current and prior year reporting periods, excluding properties classified as discontinued operations or held for sale. At June 30, 2015, same-store properties consisted of 31 properties comprising 12.4 million square feet.

The following table represents revenue from office and parking properties for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Increase (Decrease)	% Change	2015	2014	Increase (Decrease)	% Change
Revenue from office and parking properties:
Same-store properties	$91,260	$88,053	$3,207	3.6%	$181,593	$173,510	$8,083	4.7%
Properties acquired	17,329	9,625	7,704	80.0%	34,472	14,813	19,659	*N/M
Properties disposed	5,663	13,524	(7,861)	(58.1)%	15,102	26,802	(11,700)	(43.7)%
Total revenue from office and parking properties (1)	$114,252	$111,202	$3,050	2.7%	$231,167	$215,125	$16,042	7.5%
*N/M – Not Meaningful
(1) Total revenue from office and parking properties for the three and six months ended June 30, 2014 from the table is $111.2 million and $215.1 million, respectively. Total income from office and parking properties on our consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2014 is $102.2 million and $197.5 million, respectively. The differences represent revenues from our One Congress Plaza and San Jacinto Center properties in Austin, Texas which are included in same-store properties in the table above for comparative purposes but which are not included in our consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2014 as the activity was included previously in equity in earnings (loss) of unconsolidated joint ventures.

Revenue from office and parking properties for same-store properties increased $3.2 million, or 3.6%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. Revenue from office and parking properties for same-store properties increased $8.1 million, or 4.7%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The primary reason for the increases is due to an increase in same-store average rental rates for same-store properties.

Property Operating Expenses. The following table represents property operating expenses for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Increase (Decrease)	% Change	2015	2014	Increase (Decrease)	% Change
Expense from office and parking properties:
Same-store properties	$33,121	$32,911	$210	0.6%	$65,926	$64,583	$1,343	2.1%
Properties acquired	7,595	4,008	3,587	89.5%	14,934	6,140	8,794	*N/M
Properties disposed	2,864	6,940	(4,076)	(58.7)%	7,714	13,741	(6,027)	(43.9)%
Total expense from office and parking properties (1)	$43,580	$43,859	$(279)	(0.6)%	$88,574	$84,464	$4,110	4.9%
*N/M – Not Meaningful
(1) Total expense from office and parking properties for the three and six months ended June 30, 2014 from the table is $43.9 million and $84.5 million, respectively. Total property operating expenses on our consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2014 are $40.5 million and $77.6 million, respectively. The differences represent expenses from our One Congress Plaza and San Jacinto Center properties in Austin, Texas which are included in same-store properties in the table above for comparative purposes but which are not included in our consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2014 as the activity was included previously in equity in earnings (loss) of unconsolidated joint ventures.

Property operating expenses for same-store properties increased $210,000 and $1.3 million for the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014, respectively, and is primarily due to increases in property tax expenses.

Management Company Income and Expenses.  Management company income decreased $2.6 million and $5.8 million for the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014, respectively, and is primarily due to the termination of certain Eola Capital, LLC ("Eola") management contracts. Management company expenses decreased $4.8 million and $6.7 million during the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014, respectively, and is primarily due to a decrease in salary expense associated with personnel formerly employed at assets for which the related management contracts have been terminated.

Depreciation and Amortization.  Depreciation and amortization expense attributable to office and parking properties increased $2.1 million and $10.9 million for the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014, respectively. The primary reason for the increase is due to the purchase of ten wholly owned office properties in 2014 in addition to the acquisition of One Buckhead Plaza during the six months ended June 30, 2015, partially offset by the disposition of four office and parking properties in 2014 and eight office and parking properties during the six months ended June 30, 2015.

Impairment Loss on Real Estate. Impairment loss on real estate was $4.4 million and $5.4 million for the three and six months ended June 30, 2015, respectively. During the three months ended June 30, 2015, we recorded a $4.4 million impairment loss on real estate in continuing operations in connection with the excess of our carrying value over our estimated fair value of 550 Greens Parkway, a 72,000 square foot office property located in Houston, Texas. During the first quarter of 2015, we recorded a $1.0 million impairment loss on real estate in continuing operations in connection with the excess of our carrying value over our estimated fair value of City Centre, a 266,000 square foot office property located in Jackson, Mississippi. We did not record any impairment losses on real estate in continuing operations during the three and six months ended June 30, 2014.

General and Administrative Expense. General and administrative expense was $7.7 million and $7.8 million during the three months ended June 30, 2015 and 2014, respectively. General and administrative expense decreased $538,000 during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 and is primarily due to a decrease in share-based compensation expense. Compensation expense related to stock options, profits interest units ("LTIP units"), restricted shares, restricted share units ("RSUs") and deferred incentive share units of $3.5 million and $4.7 million was recognized during the six months ended June 30, 2015 and 2014, respectively. Total compensation expense related to non-vested awards not yet recognized was $8.8 million at June 30, 2015. The weighted average period over which this expense is expected to be recognized is approximately 1.5 years.

Acquisition Costs. During the three and six months ended June 30, 2015, we incurred $196,000 and $667,000 in acquisition costs compared to $489,000 and $1.1 million for the three and six months ended June 30, 2014, respectively. The primary reason for the decrease in acquisition costs was due to a decrease in the volume of acquisition activity during the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014.

Net Gains on Sale of Real Estate. Net gains on sale of real estate were $45.2 million and $59.6 million during the three and six months ended June 30, 2015, respectively.

On January 15, 2015, we sold the Raymond James Tower, an office property located in Memphis, Tennessee, for a gross sale price of $19.3 million, providing $8.9 million in buyer credits, and recognized a loss of approximately $117,000 in continuing operations during the first quarter of 2015.

On February 4, 2015, we sold the Honeywell Building, an office property located in Houston, Texas, for a gross sale price of $28.0 million, and recognized a gain of approximately $14.3 million in continuing operations during the first quarter of 2015.

On April 8, 2015, Fund II sold Two Ravinia Drive, an office property located in Atlanta, Georgia, for a gross sale price of $78.0 million, and recognized a gain of approximately $29.0 million in continuing operations during the three and six months ended June 30, 2015, of which $8.7 million was our share.

On May 8, 2015, we sold 400 North Belt, an office property located in Houston, Texas, for a gross sale price of $10.2 million, and recognized a loss of approximately $1.2 million in continuing operations during the three and six months ended June 30, 2015.

On May 13, 2015, we sold Peachtree Dunwoody, an office property located in Atlanta, Georgia, for a gross sale price of $53.9 million, and recognized a gain of approximately $14.4 million in continuing operations during the three and six months ended June 30, 2015.

On June 5, 2015, we sold Hillsboro I-IV and V, office properties located in Ft. Lauderdale, Florida, for a gross sale price of $22.0 million, and recognized a gain of approximately $2.5 million in continuing operations during the three and six months ended June 30, 2015.

On June 12, 2015, we sold Riverplace South, an office property located in Jacksonville, Florida, for a gross sale price of $9.0 million, and recognized a gain of approximately $429,000 in continuing operations during the three and six months ended June 30, 2015.

Loss on Extinguishment of Debt. Loss on extinguishment of debt was $4.9 million and $4.8 million during the three and six months ended June 30, 2015, respectively.

On March 5, 2015, we repaid in full the first mortgage debt secured by the Westshore Corporate Center in Tampa, Florida, which had an outstanding balance of approximately $14.0 million. We recognized a gain on extinguishment of debt of $79,000 during the first quarter of 2015.

On April 3, 2015, we paid in full the $68.0 million Teachers Insurance and Annuity Associations mortgage debt secured by Hillsboro I-IV and V, Peachtree Dunwoody, One Commerce Green and the Comerica Bank Building and incurred a $3.0 million prepayment fee as part of the repayments.

On April 6, 2015, we paid in full the $31.9 million first mortgage secured by 3350 Peachtree and incurred a $319,000 prepayment fee as part of the repayment.

On April 8, 2015, Fund II paid in full the $22.1 million mortgage debt secured by Two Ravinia Drive and incurred a prepayment fee and swap early termination fee of $1.8 million as part of the repayment, of which $525,000 was our share.

Interest Expense. Interest expense, including amortization of deferred financing costs, increased $544,000, or 3.2%, and$4.5 million, or 13.9%, for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014, respectively, and is comprised of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Increase (Decrease)	% Change	2015	2014	Increase (Decrease)	% Change
Interest expense:
Mortgage interest expense	$15,399	$16,089	$(690)	(4.3)%	$32,980	$30,323	$2,657	8.8%
Mortgage premium amortization	(2,883)	(1,395)	(1,488)	*N/M	(5,829)	(2,747)	(3,082)	*N/M
Credit facility interest expense	4,240	1,497	2,743	*N/M	8,099	3,317	4,782	*N/M
Mortgage loan cost amortization	469	445	24	5.4%	751	669	82	12.3%
Credit facility cost amortization	451	496	(45)	(9.1)%	873	815	58	7.1%
Total interest expense	$17,676	$17,132	$544	3.2%	$36,874	$32,377	$4,497	13.9%
*N/M – Not Meaningful

Mortgage interest expense decreased $690,000, or 4.3%, for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, and is primarily due to mortgage loan payoffs in connection with the disposition of office and parking properties. Mortgage interest expense increased $2.7 million, or 8.8%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The increase is primarily due to mortgage loans placed or assumed from June 30, 2014 through June 30, 2015 in connection with acquisitions of office and parking properties during the same period.

Credit facility interest expense increased $2.7 million and $4.8 million for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014, respectively. The increase is due to an increase in average borrowings during the six months ended June 30, 2015 of $317.1 million, partially offset by a decrease in the weighted average interest rate on average borrowings of 55 basis points.

Discontinued Operations.  Discontinued operations is comprised of the following for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Statements of Operations:
Revenues
Income from office and parking properties	$—	$1	$—	$206
Expenses
Operating expenses	—	51	—	183
Depreciation and amortization	—	—	—	116
Total expenses	—	51	—	299
Loss from discontinued operations	—	(50)	—	(93)
Net gains on sale of real estate from discontinued operations	—	—	—	10,463
Total discontinued operations per Statements of Operations	—	(50)	—	10,370
Net (income) loss attributable to noncontrolling interest from discontinued operations - unit holders	—	3	—	(516)
Total discontinued operations - Parkway's share	$—	$(47)	$—	$9,854

All current and prior period income from the following office property dispositions are included in discontinued operations for the three and six months ended 2014 (in thousands):

Office and Parking Properties	Location	Date of Sale	Net Sales Price	Net Book Value of Real Estate	Gain on Sale
2014 Dispositions: (1)
Woodbranch Building	Houston, TX	01/14/2014	$14,424	$4,450	$9,974
Mesa Corporate Center	Phoenix, AZ	01/31/2014	12,257	11,768	489
			$26,681	$16,218	$10,463
(1) With the adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2014-08, "Reporting Discontinued Operations and Disposals of Components of an Entity" effective January 1, 2014, the Company's 2014 sales of the Woodbranch Building and Mesa Corporate Center are included in discontinued operations for the six months ended June 30, 2014 as these properties were previously classified as held for sale at December 31, 2013.

See "– Financial Condition – Comparison of the six months ended June 30, 2015 to the year ended December 31, 2014 – Dispositions" above for additional information regarding the dispositions during the six months ended June 30, 2015.

Income Taxes.  The analysis below includes changes attributable to income tax benefit (expense) for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Decrease (Increase)	% Change	2015	2014	Decrease (Increase)	% Change
Income tax expense - current	$(921)	$(257)	$(664)	*N/M	$(919)	$(599)	$(320)	53.4%
Income tax benefit - deferred	595	—	595	*N/M	401	—	401	*N/M
Total income tax expense	$(326)	$(257)	$(69)	26.8%	$(518)	$(599)	$81	(13.5)%
*N/M - Not meaningful

Current income tax expense increased $664,000 and $320,000 for the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014, respectively. The increase is primarily attributable to increases in pre-tax book income. Deferred income tax benefit increased $595,000 and $401,000 for the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014, respectively. The increase is primarily attributable to the book to tax differences related to the sale of Murano residential condominium units.

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

Our short-term liquidity needs include funding operating and administrative expenses, normal repair and maintenance expenses at our properties, capital improvements, funding the development costs associated with Hayden Ferry Lakeside III and distributions to stockholders. We anticipate using our current cash balance, our operating cash flows and borrowings (including borrowing availability under our senior unsecured revolving credit facility) to meet our short-term liquidity needs. We have received an investment grade rating which may positively impact our ability to access capital on favorable terms.

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

Cash

Cash and cash equivalents were $73.4 million and $116.2 million at June 30, 2015 and December 31, 2014, respectively. The decrease in cash and cash equivalents of $42.8 million was primarily due to investments in real estate, real estate development, and improvements to real estate, repayments of mortgage notes payable and bank borrowings, and dividends paid on common stock, partially offset by proceeds from sale of real estate and proceeds from bank borrowings. Cash flows provided by operating activities for the six months ended June 30, 2015 and 2014 were $54.7 million and $18.6 million, respectively. The increase in cash flows from operating activities of $36.1 million is primarily attributable to the timing of receipt of revenues and payment of expenses.

Cash provided by investing activities was $11.2 million for the six months ended June 30, 2015. Cash used in investing activities was $151.3 million for the six months ended June 30, 2014. The increase in cash provided by (used in) investing activities of $162.5 million is primarily due to an increase in proceeds from the sale of real estate and a decrease in investment in real estate, partially offset by an increase in real estate development associated with Fund II's Hayden Ferry Lakeside III construction.

Cash used in financing activities was $108.7 million for the six months ended June 30, 2015. Cash provided by financing activities was $156.8 million for the six months ended June 30, 2014. The decrease in cash provided by (used in) financing activities of $265.5 million is primarily attributable to a decrease in proceeds from common stock offerings, net of offering costs, and increases in payments on mortgage notes payable, including our paydowns of the Westshore Corporate Center, 3350 Peachtree, Two Ravinia Drive, and Teachers Insurance and Annuity Associations mortgages, partially offset by an increase in net proceeds received from bank borrowings.

Indebtedness

Notes Payable to Banks.  At June 30, 2015, we had $600.0 million outstanding under the following credit facilities (in thousands):

Credit Facilities	Interest Rate	Maturity	Outstanding Balance
$10.0 Million Working Capital Revolving Credit Facility	1.7%	03/30/2018	$—
$450.0 Million Revolving Credit Facility	1.5%	03/30/2018	50,000
$250.0 Million Five-Year Term Loan	2.6%	03/29/2019	250,000
$200.0 Million Five-Year Term Loan	1.5%	06/26/2020	200,000
$100.0 Million Seven-Year Term Loan	4.4%	03/31/2021	100,000
			$600,000

On January 27, 2015, we exercised the accordion feature under our senior unsecured revolving credit facility to increase the facility by $200.0 million to $450.0 million. All other terms and covenants associated with the senior unsecured revolving credit facility remained unchanged as a result of the increase.

On June 26, 2015, we entered into a term loan agreement for a $200.0 million five-year unsecured term loan. The unsecured term loan has a maturity date of June 26, 2020, and has an accordion feature that allows for an increase in the size of the unsecured term loan to as much as $400.0 million. Interest on the unsecured term loan is based on LIBOR plus an applicable margin of 0.90% to 1.75% depending on our overall leverage (with the current rate set at 1.35%). The unsecured term loan has substantially the same operating and financial covenants as required by our $450.0 million senior unsecured revolving credit facility.

The senior unsecured revolving credit facility and unsecured term loans bear interest at LIBOR plus an applicable margin. As a result of the investment grade credit ratings we received in January 2015 from S&P and Moody's, we have changed to a different pricing grid under our existing credit agreement that is based on our most recent credit rating. The new applicable margin for the senior unsecured revolving credit facility is currently 1.30% resulting in an all-in rate of 1.54%. The new applicable margin for the $250.0 million five-year unsecured term loan is currently 1.40% resulting in a weighted average all-in rate of 2.56%, after giving effect to the floating-to-fixed-rate interest rate swaps. The new applicable margin for the $100.0 million seven-year unsecured term loan is currently 1.85%, resulting in an all-in rate of 4.41%, after accounting for the floating-to-fixed-rate interest rate swap.

For a discussion of interest rate swaps entered into in connection with our unsecured term loans and senior unsecured revolving credit facility, see "Note 5 – Capital and Financing Transactions – Interest Rate Swaps" in our financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We monitor a number of leverage and other financial metrics including, but not limited to, total debt to total asset value ratio, as defined in the loan agreements for our senior unsecured revolving credit facility. In addition, we also monitor interest and fixed charge coverage ratios, as well as the net debt to EBITDA multiple.  The interest coverage ratio is computed by comparing the cash interest accrued to EBITDA. The interest coverage ratio for the six months ended June 30, 2015 and 2014 was 3.9 and 3.5 times, respectively. The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to EBITDA. The fixed charge coverage ratio for the six months ended June 30, 2015 and 2014 was 3.6 and 3.2 times, respectively. The net debt to EBITDA multiple is computed by comparing our share of net debt to EBITDA for the current quarter, as annualized and adjusted pro forma for any completed investment activities. The net debt to EBITDA multiple for the six months ended June 30, 2015 and 2014 was 6.7 and 6.6 times, respectively. Management believes various leverage and other financial metrics it monitors provide useful information on total debt levels as well as our ability to cover interest, principal and/or preferred dividend payments.

Mortgage Notes Payable.  At June 30, 2015, we had $1.2 billion of mortgage notes payable secured by office and parking properties, including unamortized net premiums on debt acquired of $21.9 million, with an average interest rate of 4.2%.

The table below presents the principal payments due and weighted average interest rates for total mortgage notes payable at June 30, 2015 (in thousands):

	Weighted Average Interest Rate	Total Mortgage Maturities	Balloon Payments	Recurring Principal Amortization
Schedule of Mortgage Maturities by Years:
2015	4.5%	$7,209	$—	$7,209
2016	4.0%	193,183	178,439	14,744
2017	3.9%	374,504	360,397	14,107
2018	4.1%	189,858	173,480	16,378
2019	4.9%	155,024	147,177	7,847
Thereafter	4.3%	260,094	245,476	14,618
Total principal maturities		1,179,872	$1,104,969	$74,903
Fair value premiums on mortgage debt acquired, net	N/A	21,934
Total principal maturities and fair value premium on mortgage debt acquired	4.2%	$1,201,806
Fair value at June 30, 2015		$1,206,540

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

On May 28, 2014, we entered into an ATM Equity OfferingSM Sales Agreement (the "Sales Agreement") with various agents whereby we may sell, from time to time, shares of our common stock, par value $.001 per share, having aggregate gross sales proceeds of up to $150.0 million through an "at-the-market" equity offering program. Sales may be made to the agents in their capacity as sales agents or as principals. We intend to use the net proceeds for general corporate purposes, which may include repaying temporarily amounts outstanding from time to time under our senior unsecured revolving credit facility, for working capital and capital expenditures, and to fund potential acquisitions or development of office and parking properties. We are required to pay each agent a commission that will not exceed, but may be lower than, 2.0% of the gross sales price of the shares sold through such agent. During the six months ended June 30, 2015, we did not sell any shares of common stock under our Sales Agreement.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During 2015, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. See "Note 6 — Fair Values of Financial Instruments" for the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets as of June 30, 2015 and 2014.

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Operations and Comprehensive Income (Loss)

The table below presents the effect of our derivative financial instruments on our consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014 (in thousands):

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amount of gain (loss) recognized in other comprehensive income on derivatives	$680	$(6,341)	$(4,425)	$(7,874)
Net loss reclassified from accumulated other comprehensive loss into earnings	$1,734	$2,114	$3,592	$3,526
Amount of loss recognized in income on derivatives (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$1,221	$197	$1,245	$197

Credit Risk-Related Contingent Features

We have entered into agreements with each of our derivative counterparties that provide that if we default or are capable of being declared in default on any of its indebtedness, then we could also be declared in default on our derivative obligations.

As of June 30, 2015, the fair value of derivatives in a liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $9.9 million. As of June 30, 2015, we had not posted any collateral related to these agreements and were not in breach of any agreement provisions. If we had breached any of these provisions, we could have been required to settle our obligations under the agreements at their aggregate termination value of $9.5 million at June 30, 2015.

Capital Expenditures

During the six months ended June 30, 2015, we incurred $14.8 million in recurring capital expenditures on a consolidated basis, with $13.0 million representing our share of such expenditures. These costs include tenant improvements, leasing costs and recurring building improvements. During the six months ended June 30, 2015, we incurred $24.7 million related to upgrades on properties acquired in recent years that were anticipated at the time of purchase and major renovations that are nonrecurring in nature to office and parking properties, with $25.7 million representing our share of such expenditures. All such improvements were financed with cash flow from the properties, capital expenditure escrow accounts, borrowings under our senior unsecured revolving credit facility and contributions from joint venture partners.

During the six months ended June 30, 2015, Fund II incurred $20.6 million in development costs related to the construction of Hayden Ferry Lakeside III, a planned office development in the Tempe submarket of Phoenix, Arizona. Costs related to planning, developing, leasing and constructing the property, including costs of development personnel working directly on projects under development, are capitalized. We own a 70% indirect controlling interest in Hayden Ferry Lakeside III.

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

During the six months ended June 30, 2015, we paid $41.8 million in dividends to our common stockholders and $1.9 million to the common unit holders of our Operating Partnership. These dividends and distributions were funded with cash flow from our properties, proceeds from the sales of properties, and borrowings on our senior unsecured revolving credit facility.

Contractual Obligations

See information appearing under the caption "– Financial Condition – Comparison of the six months ended June 30, 2015 to the year ended December 31, 2014 – Notes Payable to Banks" and "– Liquidity and Capital Resources – Mortgage Notes Payable" for a discussion of changes in long-term debt since December 31, 2014. See information appearing in our 2014 Form 10-K under the caption "– Liquidity and Capital Resources" for a discussion of our 2015 planned capital expenditures and contractual obligations.

Critical Accounting Policies and Estimates

Our investments are generally made in office and parking properties. Therefore, we are generally subject to risks incidental to the ownership of real estate. Some of these risks include changes in supply or demand for office and parking properties or customers for such properties in an area in which we have buildings; changes in real estate tax rates; and changes in federal income tax, real estate and zoning laws. Our discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements. Our Consolidated Financial Statements include the accounts of Parkway Properties, Inc., our majority owned subsidiaries, and joint ventures in which we have a controlling interest. We also consolidate subsidiaries where the entity is a variable interest entity and we are the primary beneficiary. The preparation of financial statements in conformity with United States generally accepted accounting principles ("GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from our estimates.

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

During the six months ended June 30, 2015, there have been no changes to our critical accounting policies and estimates.

Recent Accounting Pronouncements

See information appearing under the caption "– Recent Accounting Pronouncements –" in "Note 1 - Basis of Presentation and Summary of Significant Accounting Policies" for a discussion of the disclosure requirements of recent accounting pronouncements not yet adopted by us.

Funds From Operations ("FFO")

Management believes that FFO is an appropriate measure of performance for equity REITs and computes this measure in accordance with the National Association of Real Estate Investment Trusts' ("NAREIT") definition of FFO (including any guidance that NAREIT releases with respect to the definition). FFO is defined by NAREIT as net income (computed in accordance with GAAP), reduced by preferred dividends, excluding gains or losses from sale of previously depreciable real estate assets, impairment charges related to depreciable real estate and extraordinary items under GAAP, plus depreciation and amortization, and after adjustments to derive our pro rata share of FFO of consolidated and unconsolidated joint ventures. Further, we do not adjust FFO to eliminate the effects of non-recurring charges. We believe that FFO is a meaningful supplemental measure of our operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses. However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. We believe that the use of FFO, combined with the required GAAP presentations, has been beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of operating results among such companies more meaningful. FFO as reported by us may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition. FFO does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States and is not an indication of cash available to fund cash needs. FFO should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity. FFO measures 100% of the operating performance of Parkway Properties LP's real estate properties in which Parkway Properties, Inc. owns an interest.

The following table presents a reconciliation of net income for Parkway Properties, Inc. and attributable to common stockholders to FFO attributable to the operating partnership for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended
	June 30,
	2015	2014
	(Unaudited)
Net income for Parkway Properties, Inc. and attributable to common stockholders	$21,407	$1,000
Adjustments to derive funds from operations attributable to the operating partnership:
Depreciation and amortization	89,071	84,965
Noncontrolling interest – unit holders	955	(7)
Impairment loss on real estate	5,400	—
Net gains on sale of real estate (Parkway's share)	(39,238)	(16,752)
Funds from operations attributable to the operating partnership	$77,595	$69,206

The following table presents a reconciliation of funds from operations attributable to the operating partnership to recurring funds from operations attributable to the operating partnership for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended
	June 30,
	2015	2014
	(Unaudited)
Funds from operations attributable to the operating partnership	$77,595	$69,206
Adjustments to derive recurring funds from operations attributable to the operating partnership:
Non-recurring lease termination fee income	(1,029)	(313)
Loss on extinguishment of debt (Parkway's share)	3,752	339
Acquisition costs	667	1,134
Non-cash adjustment for interest rate swap	205	121
Realignment expenses	—	4,044
Recurring funds from operations attributable to the operating partnership	$81,190	$74,531

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

We view EBITDA primarily as a liquidity measure and, as such, the GAAP financial measure most directly comparable to it is cash flows provided by operating activities. Because EBITDA is not a measure of financial performance calculated in accordance with GAAP, it should not be considered in isolation or as a substitute for operating income, net income, or cash flows provided by operating, investing and financing activities prepared in accordance with GAAP. The following table reconciles cash flows provided by operating activities to EBITDA for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended
	June 30,
	2015	2014
	(Unaudited)
Cash flows provided by operating activities	$54,652	$18,601
Amortization of below market leases, net	8,620	5,074
Interest expense	40,953	32,855
Loss on extinguishment of debt	4,840	339
Amortization of financing costs	1,624	1,740
Amortization of debt premium, net	(5,908)	(2,678)
Non-cash adjustment for interest rate swaps	205	121
Acquisition costs	667	1,134
Tax expense - current	919	599
Change in deferred leasing costs	7,780	(3,783)
Change in condominium units	(8,649)	(3,472)
Change in receivables and other assets	10,061	33,963
Change in accounts payable and other liabilities	16,930	24,257
Adjustments for noncontrolling interests and unconsolidated joint ventures	(14,505)	342
EBITDA	$118,189	$109,092

The reconciliation of net income for Parkway Properties, Inc. and attributable to common stockholders to EBITDA and the computation of our proportionate share of interest and fixed charge coverage ratios, as well as the net debt to EBITDA multiple is as follows for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended
	June 30,
	2015	2014
	(Unaudited)
Net income for Parkway Properties, Inc. and attributable to common stockholders	$21,407	$1,000
Adjustments to net income for Parkway Properties, Inc. and attributable to common stockholders:
Interest expense	40,953	32,855
Loss on extinguishment of debt	4,840	339
Amortization of financing costs	1,624	1,740
Amortization of debt premium, net	(5,908)	(2,678)
Non-cash adjustment for interest rate swaps	205	121
Acquisition costs	667	1,134
Depreciation and amortization	96,192	85,377
Amortization of share-based compensation	3,459	5,294
Net gains on sale of real estate (Parkway's share)	(39,238)	(16,752)
Impairment loss on real estate	5,400	—
Tax expense	518	599
Noncontrolling interest - unit holders	955	(7)
EBITDA adjustments - noncontrolling interest in real estate partnerships and unconsolidated joint ventures	(12,885)	70
EBITDA (1)	$118,189	$109,092
Interest coverage ratio:
EBITDA	$118,189	$109,092
Interest expense:
Interest expense	$40,953	$32,855
Interest expense - noncontrolling interest in real estate partnerships and unconsolidated joint ventures	(10,458)	(1,586)
Total interest expense	$30,495	$31,269
Interest coverage ratio	3.9	3.5
Fixed charge coverage ratio:
EBITDA	$118,189	$109,092
Fixed charges:
Interest expense	$30,495	$31,269
Principal payments	2,421	2,431
Total fixed charges	$32,916	$33,700
Fixed charge coverage ratio	3.6	3.2
Net Debt to EBITDA multiple:
Annualized EBITDA (2)	$233,921	$224,155
Parkway's share of total debt:
Mortgage notes payable	$1,201,806	$1,111,386
Notes payable to banks	600,000	377,000
Adjustments for noncontrolling interest in real estate partnerships and unconsolidated joint ventures	(194,217)	47,866
Parkway's share of total debt	1,607,589	1,536,252
Less: Parkway's share of cash	(47,142)	(57,444)
Parkway's share of net debt	$1,560,447	$1,478,808
Net Debt to EBITDA multiple	6.7	6.6

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See information appearing under the captions "Liquidity and Capital Resources – Risk Management Objective of Using Derivatives," "Liquidity and Capital Resources – Cash Flow Hedges of Interest Rate Risk," "Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Operations and Comprehensive Income (Loss) – Credit Risk-Related Contingent Features" appearing in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at June 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2015. There were no changes in our internal control over financial reporting during the second quarter of 2015 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

We have entered into agreements to sell our City Centre and Comerica Bank Building properties. While we expect to close on the sale of these properties by October 15, 2015, we cannot assure you that we will close the pending sales. If any of these properties is sold at a price below its carrying value, we will recognize a loss. In addition, if we are unable to sell these properties, we may have greater than anticipated amounts outstanding under our senior unsecured revolving credit facility, and we may be required to own and operate these properties, some of which are outside of our target markets and operating infrastructure and are not consistent with our core investment strategy. Our inability to successfully complete our pending disposition of these properties could have a material adverse impact on our balance sheet, results of operations and trading price of our common stock.

For a discussion of other potential risks and uncertainties, please refer to Item 1A—Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended June 30, 2015 that were not registered under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer

The following table summarizes all of the repurchases during the three months ended June 30, 2015:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/2015 to 4/30/2015	—		$—	—	—
5/1/2015 to 5/31/2015	1,408	(1)	17.87	—	—
6/1/2015 to 6/30/2015	—		—	—	—
	1,408		$17.87	—	—
(1) As permitted under our equity incentive plans, these shares were withheld by us to satisfy tax withholding obligations for employees in connection with the vesting of restricted stock and restricted stock units.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

3.1	Articles of Incorporation, as amended, of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K filed March 3, 2014).

3.2	Bylaws of the Company, as amended through August 5, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed August 6, 2010).

10.1	Parkway Properties, Inc. and Parkway Properties LP 2015 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 19, 2015).

10.2
Form of Profits Interest Units (LTIP Units) Agreement under the Parkway Properties, Inc. and Parkway Properties LP 2015 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed May 19, 2015).

10.3
Form of Restricted Stock Unit Agreement - Time Vesting under the Parkway Properties, Inc. and Parkway Properties LP 2015 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed May 19, 2015).

10.4
Amendment to Employment Agreement, dated as of June 15, 2015, by and between Parkway Properties, Inc. and James R. Heistand (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 17, 2015).

10.5
Amendment to Employment Agreement, dated as of June 15, 2015, by and between Parkway Properties, Inc. and David R. O'Reilly (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed June 17, 2015).

10.6
Amendment to Employment Agreement, dated as of June 15, 2015, by and between Parkway Properties, Inc. and M. Jayson Lipsey (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed June 17, 2015).

10.7
Amendment to Employment Agreement, dated as of June 15, 2015, by and between Parkway Properties, Inc. and Jeremy R. Dorsett (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed June 17, 2015).

10.8
Amendment to Employment Agreement, dated as of June 15, 2015, by and between Parkway Properties, Inc. and Jason A. Bates (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed June 17, 2015).

10.9
Amendment to Employment Agreement, dated as of June 15, 2015, by and between Parkway Properties, Inc. and Scott E. Francis (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed June 17, 2015).

10.10	Consulting Agreement, dated as of June 15, 2015, by and between Parkway Properties LP and Henry F. Pratt, III (incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed June 17, 2015).

10.11
Term Loan Agreement dated as of June 26, 2015 by and among Parkway Properties LP, Parkway Properties, Inc., Wells Fargo Bank, National Association as Administrative Agent and the lenders party thereto(incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed July 1, 2015).

10.12
Second Amendment to Amended, Restated and Consolidated Credit Agreement dated as of July 10, 2015 by and among Parkway Properties LP, Parkway Properties, Inc., Wells Fargo Bank, National Association as Administrative Agent and the lenders party thereto.

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

101
The following materials from Parkway Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations and comprehensive income (loss), (iii) consolidated statement of changes in equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.**

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 3, 2015
  PARKWAY PROPERTIES, INC.

  BY: /s/ Scott E. Francis

Scott E. Francis
Executive Vice President and
Chief Accounting Officer