Form 10-Q
period 2015-09-30
PARKWAY PROPERTIES INC
filed 2015-11-02
CIK 729237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended September 30, 2015
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

There were 111,628,796 shares of Common Stock, $.001 par value, and 4,213,104 shares of Limited Voting Stock, $.001 par value, outstanding at October 26, 2015.

PARKWAY PROPERTIES, INC.
FORM 10-Q
TABLE OF CONTENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

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

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2015	2014
Assets
Real estate related investments:
Office and parking properties	$3,260,475	$3,333,900
Accumulated depreciation	(292,253)	(309,629)
Total real estate related investments, net	2,968,222	3,024,271

Condominium units	—	9,318
Mortgage loan receivable	3,353	3,417
Investment in unconsolidated joint ventures	53,571	55,550
Cash and cash equivalents	80,165	116,241
Receivables and other assets	331,588	285,217
Intangible assets, net	155,236	185,488
Assets held for sale	—	24,079
Management contract intangibles, net	567	1,133
Total assets	$3,592,702	$3,704,714

Liabilities
Notes payable to banks	$550,000	$481,500
Mortgage notes payable	1,193,953	1,339,450
Accounts payable and other liabilities	201,348	202,413
Liabilities related to assets held for sale	—	2,035
Total liabilities	1,945,301	2,025,398

Equity
Parkway Properties, Inc. stockholders' equity:
Common stock, $.001 par value, 215,500,000 shares authorized and 111,591,409 and 111,127,386 shares issued and outstanding in 2015 and 2014, respectively	112	111
Limited voting stock, $.001 par value, 4,500,000 authorized and 4,213,104 shares issued and outstanding	4	4
Additional paid-in capital	1,853,823	1,842,581
Accumulated other comprehensive loss	(9,850)	(6,166)
Accumulated deficit	(447,795)	(443,757)
Total Parkway Properties, Inc. stockholders' equity	1,396,294	1,392,773
Noncontrolling interests	251,107	286,543
Total equity	1,647,401	1,679,316
Total liabilities and equity	$3,592,702	$3,704,714

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Income from office and parking properties	$110,574	$105,507	$341,741	$303,012
Management company income	3,060	5,143	8,646	16,572
Sale of condominium units	1,209	5,097	11,045	10,736
Total revenues	114,843	115,747	361,432	330,320
Expenses
Property operating expenses	43,597	41,964	132,171	119,604
Management company expenses	2,915	3,351	8,206	15,364
Cost of sales – condominium units	988	4,375	11,079	8,712
Depreciation and amortization	46,618	46,481	142,810	131,742
Impairment loss on real estate	—	—	5,400	—
General and administrative	7,498	8,975	24,129	26,139
Acquisition costs	101	1,129	768	2,263
Total expenses	101,717	106,275	324,563	303,824
Operating income	13,126	9,472	36,869	26,496
Other income and expenses
Interest and other income	218	121	700	890
Equity in earnings (losses) of unconsolidated joint ventures	339	191	923	(783)
Net gains on sale of real estate	47,351	6,664	106,913	12,953
Loss on extinguishment of debt	(702)	—	(5,542)	—
Interest expense	(17,017)	(16,543)	(53,891)	(48,920)
Income (loss) before income taxes	43,315	(95)	85,972	(9,364)
Income tax expense	(491)	(164)	(1,009)	(762)
Income (loss) from continuing operations	42,824	(259)	84,963	(10,126)
Discontinued operations:
Loss from discontinued operations	—	(289)	—	(381)
Net gains on sale of real estate from discontinued operations	—	—	—	10,463
Total discontinued operations	—	(289)	—	10,082
Net income (loss)	42,824	(548)	84,963	(44)
Net (income) loss attributable to noncontrolling interests – unit holders	(1,617)	51	(2,572)	58
Net (income) loss attributable to noncontrolling interests – real estate partnerships	(3,956)	12	(23,733)	501
Net income (loss) for Parkway Properties, Inc. and attributable to common stockholders	$37,251	$(485)	$58,658	$515

Net income (loss)	$42,824	$(548)	$84,963	$(44)
Other comprehensive income (loss)	(2,951)	3,404	(2,539)	(747)
Comprehensive income (loss)	39,873	2,856	82,424	(791)
Comprehensive (income) loss attributable to noncontrolling interests	(5,837)	(242)	(27,450)	181
Comprehensive income (loss) attributable to common stockholders	$34,036	$2,614	$54,974	$(610)

Net income (loss) per common share attributable to Parkway Properties, Inc.:
Basic:
Income (loss) from continuing operations attributable to Parkway Properties, Inc.	$0.33	$—	$0.53	$(0.09)
Discontinued operations	—	—	—	0.10
Basic net income attributable to Parkway Properties, Inc.	$0.33	$—	$0.53	$0.01
Diluted:
Income (loss) from continuing operations attributable to Parkway Properties, Inc.	$0.33	$—	$0.52	$(0.09)
Discontinued operations	—	—	—	0.09
Diluted net income attributable to Parkway Properties, Inc.	$0.33	$—	$0.52	$—
Weighted average shares outstanding:
Basic	111,583	100,016	111,449	98,825
Diluted	116,723	100,016	116,667	104,217
Amounts attributable to Parkway Properties, Inc. common stockholders:
Income (loss) from continuing operations attributable to Parkway Properties, Inc.	$37,251	$(307)	$58,658	$(9,161)
Discontinued operations	—	(178)	—	9,676
Net income (loss) attributable to common stockholders	$37,251	$(485)	$58,658	$515
See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share and per share data)
(Unaudited)

	Parkway Properties, Inc. Stockholders' Equity
	Common Stock	Limited Voting Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	$111	$4	$1,842,581	$(6,166)	$(443,757)	$286,543	$1,679,316
Net income	—	—	—	—	58,658	26,305	84,963
Other comprehensive income (loss)	—	—	—	(3,684)	—	1,145	(2,539)
Common dividends declared – $0.5625 per share	—	—	—	—	(62,696)	(2,808)	(65,504)
Share-based compensation	—	—	4,840	—	—	—	4,840
Issuance of 15,690 shares to directors	—	—	275	—	—	—	275
Offering costs associated with the issuance of common stock	—	—	(209)	—	—	—	(209)
Issuance of 367,257 shares of common stock upon redemption of Operating Partnership units	1	—	6,336	—	—	(6,337)	—
Contribution of capital by noncontrolling interests	—	—	—	—	—	2,125	2,125
Distributions to noncontrolling interests	—	—	—	—	—	(55,866)	(55,866)
Balance at September 30, 2015	$112	$4	$1,853,823	$(9,850)	$(447,795)	$251,107	$1,647,401

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net income (loss)	$84,963	$(44)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	142,810	131,742
Depreciation and amortization – discontinued operations	—	116
Amortization of below market leases, net	(12,422)	(8,916)
Amortization of financing costs	2,360	2,551
Amortization of debt premium, net	(8,839)	(4,110)
Non-cash adjustment for interest rate swaps	187	37
Share-based compensation expense	5,115	6,449
Deferred income tax benefit	(176)	(1,973)
Net gains on sale of real estate	(106,913)	(12,953)
Net gains on sale of real estate – discontinued operations	—	(10,463)
Impairment loss on real estate	5,400	—
Loss on extinguishment of debt	5,542	—
Equity in (earnings) losses of unconsolidated joint ventures	(923)	783
Distributions of income from unconsolidated joint ventures	3,230	—
Change in deferred leasing costs	(15,492)	2,403
Changes in operating assets and liabilities:
Change in condominium units	9,318	7,057
Change in receivables and other assets	(41,869)	(46,821)
Change in accounts payable and other liabilities	(9,878)	(26,374)
Net cash provided by operating activities	62,413	39,484
Investing activities
Proceeds from mortgage loan receivable	64	64
Investment in unconsolidated joint ventures	(3,247)	(3,417)
Distributions of capital from unconsolidated joint ventures	3,084	4,340
Investment in real estate	(224,285)	(282,352)
Proceeds from sale of real estate	395,049	67,294
Real estate development	(23,148)	(8,276)
Improvements to real estate	(51,370)	(40,201)
Net cash provided by (used in) investing activities	96,147	(262,548)
Financing activities
Principal payments on mortgage notes payable	(159,160)	(42,203)
Proceeds from mortgage notes payable	18,411	481
Proceeds from bank borrowings	454,850	259,259
Payments on bank borrowings	(386,350)	(212,259)
Debt financing costs	(2,811)	(4,106)
Dividends paid on common stock	(62,818)	(55,855)
Dividends paid on common units of Operating Partnership	(2,808)	(2,925)
Acquisition of noncontrolling interests	—	(43,502)
Contributions from noncontrolling interest partners	2,125	2,348
Distributions to noncontrolling interest partners	(55,866)	(129)
Proceeds from stock offerings, net of offering costs	—	391,134
Payments of offering costs associated with the issuance of common stock	(209)	—
Net cash (used in) provided by financing activities	(194,636)	292,243
Change in cash and cash equivalents	(36,076)	69,179
Cash and cash equivalents at beginning of period	116,241	58,678
Cash and cash equivalents at end of period	$80,165	$127,857

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)
(Unaudited)

Supplemental Cash Flow Information and Schedule of Non-Cash Investing and Financing Activity

	Nine Months Ended September 30,
	2015	2014
Supplemental cash flow information:
Cash paid for interest	$61,013	$50,924
Cash paid for income taxes	2,066	2,191
Supplemental schedule of non-cash investing and financing activity:
Assumption of debt from acquisition of One Orlando Centre	—	55,967
Operating Partnership units converted to common stock	6,337	—
Issuance of Operating Partnership units	—	1,546
Transfer of assets classified as held for sale, net	24,079	—
Transfer of liabilities classified as held for sale, net	2,035	—

See notes to consolidated financial statements.

Parkway Properties, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

Parkway Properties, Inc. (the "Company") is a fully integrated, self-administered and self-managed real estate investment trust ("REIT") specializing in the acquisition, ownership, development and management of quality office and parking properties in high-growth submarkets in the Sunbelt region of the United States.  At October 1, 2015, the Company owned or had an interest in a portfolio of 38 office and parking properties located in six states with an aggregate of approximately 14.9 million square feet of leasable space. The Company offers fee-based real estate services through its wholly owned subsidiaries, which in total managed and/or leased approximately 4.2 million square feet for third-party property owners at October 1, 2015. Unless otherwise indicated, all references to square feet represent net rentable area.

The Company is the sole, indirect general partner of Parkway Properties LP, (the "Operating Partnership" or "Parkway LP") and, as of September 30, 2015, owned a 95.9% interest in the Operating Partnership. The remaining 4.1% interest consists of common units of limited partnership interest issued by the Operating Partnership to limited partners in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and joint ventures in which the Company has a controlling interest. The other partners' equity interests in the consolidated joint ventures are reflected as noncontrolling interests in the consolidated financial statements. The Company also consolidates subsidiaries where the entity is a variable interest entity ("VIE") and it is the primary beneficiary and has the power to direct the activities of the VIE and has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. At September 30, 2015 and December 31, 2014, the Company did not have any VIEs that required consolidation. All significant intercompany transactions and accounts have been eliminated in the accompanying financial statements.

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in conformity with United States generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. These financial statements should be read in conjunction with the 2014 annual report on Form 10-K and the audited financial statements included therein and the notes thereto.

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

In January 2015, the FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items," ("ASU 2015-01"). ASU 2015-01 eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 will be effective for the Company’s fiscal year beginning January 1, 2016 and subsequent interim periods. The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. Retrospective application of the guidance set forth in this update is required, and as such, once effective, will result in a reclassification of the deferred financing costs currently recorded in receivables and other assets within the consolidated balance sheet to a direct deduction from the carrying amount of debt within total liabilities.

In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments," ("ASU 2015-16"). ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Previously, adjustments to provisional amounts were applied retrospectively. This update requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 will be effective for the Company’s fiscal year beginning January 1, 2016 and subsequent interim periods. The adoption of ASU 2015-16 is not expected to have a material effect on the Company’s consolidated financial statements.

Note 2 – Investment in Office and Parking Properties

Included in investment in office and parking properties at September 30, 2015 are 35 office and parking properties located in six states.

2015 Acquisitions

On January 8, 2015, the Company acquired One Buckhead Plaza, an office building located in the Buckhead submarket of Atlanta, Georgia, for a gross purchase price of $157.0 million.

On September 25, 2015, the Company acquired Harborview Plaza, an office building located in the Westshore submarket of Tampa, Florida, for a gross purchase price of $49.0 million.

The aggregate preliminary purchase price allocation related to tangible and intangible assets and liabilities based on Level 2 and Level 3 inputs for One Buckhead Plaza and Harborview Plaza is as follows (in thousands):

Amount
Land	$29,160
Buildings	157,897
Tenant improvements	8,346
Lease commissions	6,452
Lease in place value	11,503
Above market leases	1,816
Below market leases	(9,174)

The allocation of the purchase price was based on preliminary estimates and is subject to change within the measurement period as valuations are finalized.

The Company's unaudited pro forma results of operations after giving effect to the purchases of One Buckhead Plaza and Harborview Plaza as if the purchases had occurred on January 1, 2014 is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$116,232	$129,158	$366,117	$346,935
Net income attributable to common stockholders	$38,223	$2,273	$61,729	$5,311
Basic net income attributable to common stockholders per share	$0.34	$0.02	$0.55	$0.05
Diluted net income attributable to common stockholders per share	$0.34	$0.02	$0.55	$0.05

2015 Dispositions

On January 15, 2015, the Company sold the Raymond James Tower, an office property located in Memphis, Tennessee, for a gross sale price of $19.3 million, providing $8.9 million in buyer credits, and recognized a loss of approximately $117,000 in continuing operations during the nine months ended September 30, 2015.

On February 4, 2015, the Company sold the Honeywell Building, an office property located in Houston, Texas, for a gross sale price of $28.0 million, and recognized a gain of approximately $14.3 million in continuing operations during the nine months ended September 30, 2015.

On April 8, 2015, Parkway Properties Office Fund II L.P. ("Fund II") sold Two Ravinia Drive, an office property located in Atlanta, Georgia, for a gross sale price of $78.0 million, and recognized a gain of approximately $29.0 million in continuing operations during the nine months ended September 30, 2015, of which $8.7 million was the Company's share. For a discussion of Fund II's paydown of the mortgage debt secured by Two Ravinia Drive, see "Note 5 – Capital and Financing Transactions – Mortgage Notes Payable."

On May 8, 2015, the Company sold 400 North Belt, an office property located in Houston, Texas, for a gross sale price of $10.2 million, and recognized a loss of approximately $1.2 million in continuing operations during the nine months ended September 30, 2015.

On May 13, 2015, the Company sold Peachtree Dunwoody, an office property located in Atlanta, Georgia, for a gross sale price of $53.9 million, and recognized a gain of approximately $14.3 million in continuing operations during the nine months ended September 30, 2015.

On June 5, 2015, the Company sold Hillsboro I-IV and V, office properties located in Ft. Lauderdale, Florida, for a gross sale price of $22.0 million and recognized a gain of approximately $2.4 million in continuing operations during the nine months ended September 30, 2015.

On June 12, 2015, the Company sold Riverplace South, an office property located in Jacksonville, Florida, for a gross sale price of $9.0 million, and recognized a gain of approximately $466,000 in continuing operations during the nine months ended September 30, 2015.

On July 7, 2015, the Company sold Westshore Corporate Center and Cypress Center I-III, office properties located in Tampa, Florida, and Cypress Center IV, a parcel of land also located in Tampa, Florida, for a gross sale price of $66.0 million, and recognized a gain of approximately $19.2 million in continuing operations during the nine months ended September 30, 2015.

On July 16, 2015, Fund II sold 245 Riverside, an office property located in Jacksonville, Florida, for a gross sale price of $25.1 million, and recognized a gain of approximately $7.2 million in continuing operations during the nine months ended September 30, 2015, of which $2.2 million was the Company's share. For a discussion of Fund II's paydown of the mortgage debt secured by 245 Riverside, see "Note 5 – Capital and Financing Transactions – Mortgage Notes Payable."

On July 31, 2015, the Company sold 550 Greens Parkway, an office property located in Houston, Texas, for a gross sale price of $2.3 million, and recognized a gain of approximately $38,000 in continuing operations during the nine months ended September 30, 2015. During the nine months ended September 30, 2015, utilizing Level 2 fair value inputs, including its purchase and sale agreement dated July 24, 2015, the Company determined the carrying value of 550 Greens Parkway was not recoverable. As a result, the Company recognized an impairment loss on real estate of $4.4 million for the difference between the carrying value and the estimated fair value during the nine months ended September 30, 2015.

On September 1, 2015, the Company sold Comerica Bank Building, an office property located in Houston, Texas, for a gross sale price of $31.4 million, and recognized a gain of approximately $13.0 million in continuing operations during the nine months ended September 30, 2015.

On September 3, 2015, the Company sold Squaw Peak I & II, an office property located in Phoenix, Arizona, for a gross sale price of $51.3 million, and recognized a gain of approximately $13.3 million in continuing operations during the nine months ended September 30, 2015.

On September 11, 2015, the Company sold One Commerce Green, an office property located in Houston, Texas, for a gross sale price of $47.5 million, providing $23.5 million in buyer credits, and recognized a loss of approximately $5.2 million in continuing operations during the nine months ended September 30, 2015.

On September 30, 2015, the Company sold City Centre, an office property located in Jackson, Mississippi, for a gross sale price of $6.2 million, and recognized a loss of approximately $66,000 in continuing operations during the nine months ended September 30, 2015. The Company recognized an impairment loss on real estate of $1.0 million for the difference between the carrying value and the estimated fair value during the nine months ended September 30, 2015.

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

Note 4 – Investment in Unconsolidated Joint Ventures

In addition to the 35 office and parking properties included in the consolidated financial statements, the Company was also invested in two unconsolidated joint ventures with unrelated investors as of September 30, 2015. Accordingly, the assets and liabilities of the joint ventures are not included on the Company's consolidated balance sheets at September 30, 2015 and December 31, 2014. Information relating to these unconsolidated joint ventures is summarized below (dollars in thousands):

Joint Venture Entity	Location	Parkway's Ownership%	Number of Properties	Investment Balance at September 30, 2015	Investment Balance at December 31, 2014
US Airways Building Tenancy in Common ("US Airways Building")	Phoenix, AZ	74.58%	1	$38,801	$39,760
7000 Central Park JV LLC ("7000 Central Park")	Atlanta, GA	40.00%	1	14,770	15,790
			2	$53,571	$55,550

The following table summarizes the balance sheets of the unconsolidated joint ventures at September 30, 2015 (in thousands):

	US Airways Building	7000 Central Park (1)	Total
Cash	$144	$166	$310
Restricted cash	—	397	397
Real estate, net	46,473	49,040	95,513
Intangible assets, net	2,333	1,291	3,624
Receivables and other assets	3,454	4,916	8,370
Total assets	$52,404	$55,810	$108,214

Mortgage debt	$13,189	$33,000	$46,189
Other liabilities	382	1,554	1,936
Partners' equity	38,833	21,256	60,089
Total liabilities and partners' equity	$52,404	$55,810	$108,214
(1) The joint venture reached an agreement to sell 7000 Central Park on August 26, 2015.
The following table summarizes the balance sheets of the unconsolidated joint ventures at December 31, 2014 (in thousands):

	US Airways Building	7000 Central Park (1)	Total
Cash	$146	$1,218	$1,364
Restricted cash	—	269	269
Real estate, net	47,632	48,532	96,164
Intangible assets, net	2,537	2,695	5,232
Receivables and other assets	3,365	3,561	6,926
Total assets	$53,680	$56,275	$109,955

Mortgage debt	$13,441	$30,000	$43,441
Other liabilities	370	1,561	1,931
Partners' equity	39,869	24,714	64,583
Total liabilities and partners' equity	$53,680	$56,275	$109,955
(1) The joint venture reached an agreement to sell 7000 Central Park on August 26, 2015.

The following table summarizes the statements of operations of the unconsolidated joint ventures for the three months ended September 30, 2015 (in thousands):

	US Airways Building	7000 Central Park (1)	Austin Joint Venture (2)	Total
Revenues	$1,126	$2,116	$—	$3,242
Operating expenses	3	947	—	950
Depreciation and amortization	522	922	—	1,444
Operating income before interest	601	247	—	848
Interest expense	101	169	—	270
Loan cost amortization	—	624	—	624
Net income (loss)	$500	$(546)	$—	$(46)
(1) The joint venture reached an agreement to sell 7000 Central Park on August 26, 2015.
(2) The Company previously owned an indirect interest in PKY/CalSTRS Austin, LLC (the "Austin Joint Venture"), a joint venture with the California State Teachers' Retirement System ("CalSTRS"). The Company terminated the Austin Joint Venture on November 17, 2014.

The following table summarizes the statements of operations of the unconsolidated joint ventures for the nine months ended September 30, 2015 (in thousands):

	US Airways Building	7000 Central Park (1)	Austin Joint Venture (2)	Total
Revenues	$3,378	$5,998	$—	$9,376
Operating expenses	3	2,930	—	2,933
Depreciation and amortization	1,566	3,692	—	5,258
Operating income (loss) before interest	1,809	(624)	—	1,185
Interest expense	304	467	—	771
Loan cost amortization	—	708	—	708
Net income (loss)	$1,505	$(1,799)	$—	$(294)
(1) The joint venture reached an agreement to sell 7000 Central Park on August 26, 2015.
(2) The Company previously owned an indirect interest in the Austin Joint Venture. The Company terminated the Austin Joint Venture on November 17, 2014.

The following table summarizes the statements of operations of the unconsolidated joint ventures for the three months ended September 30, 2014 (in thousands):

	US Airways Building	7000 Central Park (1)	Austin Joint Venture (2)	Total
Revenues	$1,126	$1,803	$25,863	$28,792
Operating expenses	—	944	10,912	11,856
Depreciation and amortization	522	1,023	9,056	10,601
Operating income (loss) before interest	604	(164)	5,895	6,335
Interest expense	105	150	9,665	9,920
Loan cost amortization	—	35	(161)	(126)
Net income (loss)	$499	$(349)	$(3,609)	$(3,459)
(1) The joint venture reached an agreement to sell 7000 Central Park on August 26, 2015.
(2) The Company previously owned an indirect interest in the Austin Joint Venture. The Company terminated the Austin Joint Venture on November 17, 2014.

The following table summarizes the statements of operations of the unconsolidated joint ventures for the nine months ended September 30, 2014 (in thousands):

	US Airways Building	7000 Central Park (1)	Austin Joint Venture (2)	Total
Revenues	$3,378	$5,572	$74,441	$83,391
Operating expenses	—	2,817	30,576	33,393
Depreciation and amortization	1,566	3,316	28,220	33,102
Operating income (loss) before interest	1,812	(561)	15,645	16,896
Interest expense	312	213	28,729	29,254
Loan cost amortization	—	141	(483)	(342)
Other expenses	—	—	1	1
Net income (loss)	$1,500	$(915)	$(12,602)	$(12,017)
(1) The joint venture reached an agreement to sell 7000 Central Park on August 26, 2015.
(2) The Company previously owned an indirect interest in the Austin Joint Venture. The Company terminated the Austin Joint Venture on November 17, 2014.

On December 19, 2013, the Company acquired Thomas Properties Group, Inc.'s ("TPGI") interest in the Austin Joint Venture in connection with the merger transactions (the "Mergers") with TPGI. The Company and Madison International Realty ("Madison") owned a 50% interest in the joint venture with CalSTRS, of which the Company's ownership interest was 33%. On January 24, 2014, pursuant to a put right held by Madison, the Company purchased Madison’s approximately 17% interest in the Austin Joint Venture for a purchase price of approximately $41.5 million. On February 10, 2014, pursuant to an agreement entered into between CalSTRS and the Company, CalSTRS exercised an option to purchase 60% of Madison's former interest on the same terms as the Company for approximately $24.9 million. After giving effect to these transactions, the Company had a 40% interest in the CalSTRS joint venture and the Austin properties, with CalSTRS owning the remaining 60% and the Company recorded a gain on sale of real estate of approximately $6.3 million during the nine months ended September 30, 2014.

For a discussion of the Company's agreement to sell its ownership interest in 7000 Central Park, see "Note 13 — Subsequent Events."

Note 5 – Capital and Financing Transactions

Notes Payable to Banks

At September 30, 2015 and December 31, 2014, the Company had $550.0 million and $481.5 million outstanding, respectively, under the following credit facilities (in thousands):

Credit Facilities	Interest Rate	Initial Maturity	Outstanding Balance at September 30, 2015	Outstanding Balance at December 31, 2014
$10.0 Million Working Capital Revolving Credit Facility	1.7%	03/30/2018	$—	$—
$450.0 Million Revolving Credit Facility	1.5%	03/30/2018	—	131,500
$250.0 Million Five-Year Term Loan	2.6%	03/29/2019	250,000	250,000
$200.0 Million Five-Year Term Loan	1.5%	06/26/2020	200,000	—
$100.0 Million Seven-Year Term Loan	4.4%	03/31/2021	100,000	100,000
			$550,000	$481,500

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

The senior unsecured revolving credit facility and unsecured term loans bear interest at LIBOR plus an applicable margin. As a result of the investment grade credit ratings the Company received in January 2015 from S&P and Moody's, the Company has changed to a different pricing grid under its existing credit agreement that is based on the Company's most recent credit rating. The new applicable margin for the senior unsecured revolving credit facility is currently 1.30% resulting in an all-in rate of 1.49%. The new applicable margin for the $250.0 million five-year unsecured term loan is currently 1.40% resulting in a weighted average all-in rate of 2.56%, after giving effect to the floating-to-fixed-rate interest rate swaps. The new applicable margin for the $100.0 million seven-year unsecured term loan is currently 1.85%, resulting in an all-in rate of 4.41%, after accounting for the floating-to-fixed-rate interest rate swap.

Mortgage Notes Payable

Mortgage notes payable at September 30, 2015 totaled $1.2 billion, including unamortized net premiums on debt acquired of $19.0 million, with a weighted average interest rate of 4.1%.

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

On July 16, 2015, Fund II paid in full the $9.1 million mortgage debt secured by 245 Riverside and incurred a prepayment fee and swap early termination fee of $702,000 as part of the repayment, of which $210,000 was the Company's share.

Fund II drew approximately $18.4 million on its construction loan secured by the Hayden Ferry Lakeside III development in the Tempe submarket of Phoenix, Arizona during the nine months ended September 30, 2015. As of September 30, 2015, the balance of the construction loan payable was approximately $18.9 million.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (Loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2015, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. See "Note 6 — Fair Values of Financial Instruments," for the fair value of the Company's derivative financial instruments as well as their classification on the Company's consolidated balance sheets as of September 30, 2015 and December 31, 2014.

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

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Operations and Comprehensive Income (Loss)

The table below presents the effect of the Company's derivative financial instruments on the Company's consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014 (in thousands):

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Amount of gain (loss) recognized in other comprehensive income on derivatives	$(5,457)	$1,448	$(9,882)	$(6,426)
Net loss reclassified from accumulated other comprehensive loss into earnings	$1,883	$1,915	$5,475	$5,441
Amount of loss recognized in income on derivatives (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$623	$41	$1,868	$238

Credit Risk-Related Contingent Features

The Company has entered into agreements with each of its derivative counterparties that provide that if the Company defaults or is capable of being declared in default on any of its indebtedness, the Company could also be declared in default on its derivative obligations.

As of September 30, 2015, the fair value of derivatives in a liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $12.6 million. As of September 30, 2015, the Company has not posted any collateral related to these agreements and was not in default under any of its derivative obligations. If the Company had been in default under any of its derivative obligations, it could have been required to settle its obligations under the agreements with its derivative counterparties at their aggregate termination value of $12.6 million at September 30, 2015.

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

Assets and liabilities disclosed at fair value on a recurring basis were as follows (in thousands):

	As of September 30, 2015		As of December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$80,165	$80,165	$116,241	$116,241
Mortgage loan receivable	3,353	3,353	3,417	3,417
Interest rate swap agreements	—	—	1,131	1,131
Financial Liabilities:
Mortgage notes payable	$1,193,953	$1,211,887	$1,339,450	$1,327,637
Notes payable to banks	550,000	553,947	481,500	477,967
Interest rate swap agreements	12,641	12,641	11,077	11,077

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

The computation of diluted EPS is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Basic net income (loss) attributable to common stockholders	$37,251	$(485)	$58,658	$515
Effect of net income (loss) attributable to noncontrolling interests - unit holders	1,617	—	2,572	(58)
Diluted net income (loss) attributable to common stockholders	$38,868	$(485)	$61,230	$457
Denominator:
Basic weighted average shares outstanding	111,583	100,016	111,449	98,825
Effect of Operating Partnership units	4,833	—	4,926	5,200
Effect of RSUs	216	—	201	168
Effect of restricted shares	5	—	5	13
Effect of deferred incentive share units	1	—	3	11
Effect of LTIP units	85	—	83	—
Diluted adjusted weighted average shares outstanding	116,723	100,016	116,667	104,217

Basic net income (loss) per share attributable to Parkway Properties, Inc.	$0.33	$—	$0.53	$0.01
Diluted net income (loss) per share attributable to Parkway Properties, Inc.	$0.33	$—	$0.52	$—

The computation of diluted EPS for the three and nine months ended September 30, 2015 and 2014 does not include the effect of employee stock options as their inclusion would have been anti-dilutive. The computation of diluted EPS for the three months ended September 30, 2014 does not include the effect of net loss attributable to unit holders in the numerator and Operating Partnership units, RSUs, restricted shares, deferred incentive share units and LTIP units in the denominator, as their inclusion would have been anti-dilutive. The computation of diluted EPS for the nine months ended September 30, 2014 does not include the effect of LTIP units as their inclusion would have been anti-dilutive. Terms and conditions of these awards are described in "Note 11 – Share-Based and Long-Term Compensation Plans."

Note 8 – Noncontrolling Interests

The Company has an interest in two joint ventures that are included in its consolidated financial statements: Fund II assets and the Murano residential condominium project. Other noncontrolling interests include interests in the Company's Operating Partnership that represent common Operating Partnership units that are not owned by the Company.

Fund II

The following represents detailed information on the Fund II assets as of September 30, 2015:

Property Name	Location	Company's Ownership %
Hayden Ferry Lakeside I	Phoenix, AZ	30.0%
Hayden Ferry Lakeside II	Phoenix, AZ	30.0%
Hayden Ferry Lakeside III	Phoenix, AZ	70.0%
Hayden Ferry Lakeside IV and adjacent garage	Phoenix, AZ	30.0%
3344 Peachtree	Atlanta, GA	33.0%
Two Liberty Place	Philadelphia, PA	19.0%

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

On April 8, 2015, Fund II sold Two Ravinia Drive, an office property located in Atlanta, Georgia, for a gross sale price of $78.0 million, and recognized a gain of approximately $29.0 million in continuing operations during the nine months ended September 30, 2015, of which $8.7 million was the Company's share. For a discussion of Fund II's paydown of the mortgage debt secured by Two Ravinia Drive, see "Note 5 – Capital and Financing Transactions – Mortgage Notes Payable."

On July 16, 2015, Fund II sold 245 Riverside, an office property located in Jacksonville, Florida, for a gross sale price of $25.1 million, and recognized a gain of approximately $7.2 million in continuing operations during the nine months ended September 30, 2015, of which $2.2 million was the Company's share. For a discussion of Fund II's paydown of the mortgage debt secured by 245 Riverside, see "Note 5 – Capital and Financing Transactions – Mortgage Notes Payable."

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

Other Noncontrolling Interests

The Company’s interest in its properties is held through the Operating Partnership. All decisions relating to the operations and distributions of the Operating Partnership are made by the Company, which serves indirectly as the sole general partner of the Operating Partnership. The Company owned a 95.9% interest in the Operating Partnership at September 30, 2015. Noncontrolling interests in the Operating Partnership represents common Operating Partnership units that are not owned by the Company. Noncontrolling interests in the Operating Partnership are owned by limited partners who contributed properties and other assets to the Operating Partnership in exchange for common Operating Partnership units as part of merger and acquisition activities. Limited partners have the right under the partnership agreement of the Operating Partnership to tender their units for redemption in exchange for cash or shares of the Company’s common stock, as selected by the Company in its sole and absolute discretion. Accordingly, the Company classifies the common Operating Partnership units held by limited partners in permanent equity because the Company may elect to issue shares of its common stock to limited partners exercising their redemption rights rather than using cash.

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

Note 9 – Discontinued Operations

All current and prior period income from the following office and parking property dispositions are included in discontinued operations for the three and nine months ended September 30, 2014 (in thousands).

Office and Parking Properties	Location	Date of Sale	Net Sales Price	Net Book Value of Real Estate	Gain on Sale
2014 Dispositions: (1)
Woodbranch Building	Houston, TX	01/14/2014	$14,424	$4,450	$9,974
Mesa Corporate Center	Phoenix, AZ	01/31/2014	12,257	11,768	489
			$26,681	$16,218	$10,463
(1) With the adoption of ASU 2014-08, "Reporting Discontinued Operations and Disposals of Components of an Entity" effective January 1, 2014, the Company's 2014 sales of the Woodbranch Building and Mesa Corporate Center are included in discontinued operations for the nine months ended September 30, 2014 as these properties were previously classified as held for sale at December 31, 2013.

The amount of revenues and expenses for these office and parking properties reported in discontinued operations for the three and nine months ended September 30, 2015 and 2014 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Statements of Operations:
Revenues
Income from office and parking properties	$—	$52	$—	$99
Expenses
Operating expenses	—	341	—	364
Depreciation and amortization	—	—	—	116
Total expenses	—	341	—	480
Loss from discontinued operations	—	(289)	—	(381)
Net gains on sale of real estate from discontinued operations	—	—	—	10,463
Total discontinued operations per Statements of Operations	—	(289)	—	10,082
Net (income) loss attributable to noncontrolling interest from discontinued operations - unit holders	—	111	—	(406)
Total discontinued operations - Company's share	$—	$(178)	$—	$9,676

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

The Company’s provision for income taxes was $491,000 and $164,000 for the three months ended September 30, 2015 and 2014, respectively, and $1.0 million and $762,000 for the nine months ended September 30, 2015 and 2014, respectively.

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

Through September 30, 2015, the Company had RSUs, LTIP units and stock options outstanding under the 2015 Equity Plan, each as described below. As of September 30, 2015, the Company had restricted shares and deferred incentive share units outstanding under the 2010 Equity Plan, as described below.

Long-Term Equity Incentives

At September 30, 2015, a total of 1,850,000 stock options had been granted to officers of the Company under the 2013 Equity Plan. Each stock option will vest in increments of 25% per year on each of the first, second, third and fourth anniversaries of the grant date, subject to the grantee's continued service. During the nine months ended September 30, 2015, 431,250 options vested and, as of September 30, 2015, 862,500 options remain unvested. The stock options are valued at $3.6 million, which equates to an average price per option of $4.18.

At September 30, 2015, a total of 449,850 time-vesting RSUs had been granted to officers of the Company and remain outstanding under the 2013 Equity Plan. The time-vesting RSUs are valued at $8.2 million, which equates to an average price per share of $18.16.

At September 30, 2015, a total of 447,938 LTIP units had been granted to officers of the Company and remain outstanding under the 2015 Equity Plan and 2013 Equity Plan. LTIP units are a form of limited partnership interest issued by the Operating Partnership, and will be considered earned if, and only to the extent to which applicable total shareholder return ("TSR") performance measures are achieved during the performance period. Grant date fair values of the LTIP units are estimated and the resulting expense is recorded regardless of whether the TSR performance measures are achieved if the required service is delivered. The grant date fair values are being amortized to expense over the period from the grant date to the date at which the awards, if any, would become vested. The LTIP units are valued at $3.8 million, which equates to an average price per share of $8.58.

At September 30, 2015, a total of 233,528 performance-vesting RSUs had been granted to officers of the Company and remain outstanding under the 2013 Equity Plan. The performance-vesting RSUs are valued at $1.9 million, which equates to an average price per share of $8.15. Each performance-vesting RSU will vest based on the attainment of TSR performance measures during the applicable performance period, subject to the grantee's continued service.

At September 30, 2015, a total of 5,426 restricted shares had been granted to officers of the Company and remain outstanding under the 2010 Equity Plan. The restricted shares vest ratably over four years from the date of grant, with the last restricted shares vesting in January 2016. The restricted shares are valued at $75,000, which equates to an average price per share of $13.82.

At September 30, 2015, a total of 480 deferred incentive share units had been granted to employees of the Company and remain outstanding under the 2010 Equity Plan. The deferred incentive share units are valued at approximately $5,000, which equates to an average price per share of $9.86. The deferred incentive share units vest ratably over four years from the date of grant, with the last deferred incentive share units vesting in December 2015.

Total compensation expense related to restricted shares, deferred incentive share units, stock options, RSUs, and LTIP units of $5.1 million and $6.8 million was recognized in general and administrative expenses on the Company's consolidated statements of operations and comprehensive income (loss) during the nine months ended September 30, 2015 and 2014, respectively. Total compensation expense related to non-vested awards not yet recognized was $7.1 million at September 30, 2015. The weighted average period over which this expense is expected to be recognized is approximately 1.2 years.

A summary of the Company's restricted shares, deferred incentive share units, stock options, RSUs, and LTIP unit activity for the nine months ended September 30, 2015 is as follows:

	Restricted Shares		Deferred Incentive Share Units		Stock Options		RSUs		LTIP Units
	# of Shares	Weighted Average Grant-Date Fair Value	# of Share Units	Weighted Average Grant-Date Fair Value	# of Options	Weighted Average Grant-Date Fair Value	# of Share Units	Weighted Average Grant-Date Fair Value	# of LTIP Units	Weighted Average Grant-Date Fair Value
Balance at December 31, 2014	13,769	$14.61	6,855	$16.63	1,293,750	$4.17	504,534	$16.03	300,636	$9.26
Granted	—	—	—	—	—	—	267,596	13.50	147,302	7.18
Vested / Exercised	(8,343)	15.13	(5,745)	17.56	(431,250)	4.18	(88,752)	18.34	—	—
Forfeited	—	—	(630)	13.34	—	—	—	—	—	—
Balance at September 30, 2015	5,426	$13.82	480	$9.86	862,500	$4.18	683,378	$14.74	447,938	$8.58

Note 12 – Related Party Transactions

On September 30, 2015, the Company paid $250,000 to TPG VI Management, LLC as payment of a quarterly monitoring fee pursuant to the Management Services Agreement dated June 5, 2012, as amended, which provides that the monitoring fee be payable entirely in cash. The monitoring fee, which is paid quarterly when the Company pays its common stock dividend, is in lieu of director fees otherwise payable to the TPG VI Pantera Holdings, L.P.–nominated members of the Board of Directors.

Note 13 - Commitments and Contingencies

At September 30, 2015, the Company had future obligations under leases to fund tenant improvements and leasing commissions of $74.5 million and $6.2 million, respectively.

Note 14 – Subsequent Events

On October 1, 2015, the Company acquired Two Buckhead Plaza, an office building located in the Buckhead submarket of Atlanta, Georgia, for a gross purchase price of $80.0 million. The Company assumed the first mortgage secured by the property, which had an outstanding balance of approximately $52.0 million with an interest rate of 6.43% as of October 1, 2015 and a maturity date of October 1, 2017.

On August 26, 2015, a joint venture in which the Company owns a 40% interest reached an agreement to sell 7000 Central Park, an office building located in Atlanta, Georgia, for a gross sale price of $85.3 million. Closing is expected to occur during the fourth quarter of 2015, subject to customary closing conditions, and the Company expects to recognize a gain on the sale of 7000 Central Park during the three months ended December 31, 2015.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview

Parkway Properties, Inc. (and collectively, with its subsidiaries, including Parkway Properties LP, "we", "our", or "us") is a fully integrated, self-administered and self-managed real estate investment trust ("REIT") specializing in the acquisition, ownership, development and management of quality office properties in high-growth submarkets in the Sunbelt region of the United States. At October 1, 2015, we owned or had an interest in 38 office and parking properties located in six states with an aggregate of approximately 14.9 million square feet of leasable space. We offer fee-based real estate services through our wholly owned subsidiaries, which in total managed and/or leased approximately 4.2 million square feet for third-party property owners at October 1, 2015. Unless otherwise indicated, all references to square feet represent net rentable area.

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

Occupancy.  Our revenues are dependent on the occupancy of our office buildings. At October 1, 2015, occupancy of our office portfolio was 90.0% compared to 90.4% at July 1, 2015 and 89.1% at October 1, 2014. Not included in the October 1, 2015 occupancy rate is the impact of 32 signed leases totaling 243,046 square feet expected to take occupancy between now and the third quarter of 2016, of which the majority will commence during the fourth quarter of 2015. Including these signed leases, our portfolio was 91.7% leased at October 1, 2015. Our average occupancy for the three and nine months ended September 30, 2015, was 90.2% and 89.1%, respectively.

During the third quarter of 2015, 23 leases were renewed totaling 572,000 rentable square feet at an average annual rental rate per square foot of $31.56, representing a 5.0% rate increase as compared to expiring rental rates, and at an average cost of $5.76 per square foot per year of the lease term.

During the third quarter of 2015, seven expansion leases were signed totaling 16,000 rentable square feet at an average annual rental rate per square foot of $35.36 and at an average cost of $7.94 per square foot per year of the lease term.

During the third quarter of 2015, 22 new leases were signed totaling 146,000 rentable square feet at an average annual rental rate per square foot of $33.95 and at an average cost of $7.93 per square foot per year of the term.

Rental Rates.  An increase in vacancy rates in a market or at a specific property has the effect of reducing market rental rates. Inversely, a decrease in vacancy rates in a market or at a specific property has the effect of increasing market rental rates. Our leases typically have three to seven year terms, though we do enter into leases with terms that are either shorter or longer than that typical range from time to time. As leases expire, we seek to replace existing leases with new leases at the current market rental rate. For our properties owned as of October 1, 2015, management estimates that we have approximately $2.30 per square foot in annual rental rate embedded growth in our office property leases. Embedded growth is defined as the difference between the weighted average in-place cash rents including operating expense reimbursements and the weighted average estimated market rental rate.

The following table represents the embedded growth by lease expiration year for our portfolio including unconsolidated joint ventures:

Year of Expiration	Occupied Square Footage (in thousands)	Percentage of Total Square Feet	Annualized Rental Revenue (in thousands)	Number of Leases	Weighted Average Expiring Gross Rental Rate per Net Rentable Square Foot	Weighted Average Estimated Market Rent per Net Rentable Square Foot(1)
2015	265	1.8%	$7,778	143	$29.35	$35.00
2016	1,377	9.2%	43,188	164	31.36	33.56
2017	1,658	11.1%	49,767	176	30.02	32.35
2018	1,408	9.7%	43,989	180	31.24	32.56
2019	1,209	8.1%	39,446	115	32.63	33.45
2020	1,138	7.6%	36,231	124	31.84	30.82
Thereafter	6,367	42.5%	201,058	198	31.58	34.12
Total	13,422	90.0%	$421,457	1,100	$31.40	$33.70
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

Customer Retention.  Keeping existing customers is important as high customer retention leads to increased occupancy, less downtime between leases and reduced leasing costs. We estimate that it costs two to three times more to replace an existing customer with a new one than to retain an existing customer. In making this estimate, we take into account the sum of revenue lost during downtime on the space plus leasing costs, which typically rise as market vacancies increase. Therefore, we focus a great amount of energy on customer retention. We seek to retain our customers by continually focusing on operations at our office and parking properties. We believe in providing superior customer service; hiring, training, retaining and empowering each employee; and creating an environment of open communication both internally and externally with customers and stockholders. Our customer retention rate was 86.6% for the quarter ended September 30, 2015, as compared to 62.0% for the quarter ended June 30, 2015, and 85.0% for the quarter ended September 30, 2014.

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

Parkway Properties Office Fund II, L.P.

At September 30, 2015, we had one consolidated partnership structured as a discretionary fund. Parkway Properties Office Fund II L.P. ("Fund II"), a $750.0 million discretionary fund, was formed on May 14, 2008. Fund II was structured with The Teacher Retirement System of Texas ("TRST") as a 70% investor and Parkway Properties LP (the "Operating Partnership") as a 30% investor, with an original target capital structure of approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt. Fund II currently owns six properties totaling 2.1 million square feet in Atlanta, Georgia; Phoenix, Arizona; Jacksonville, Florida; and Philadelphia, Pennsylvania. In August 2012, Fund II increased its investment capacity by $20.0 million to purchase Hayden Ferry Lakeside III, IV and V, a 2,500 space parking garage, a 21,000 square foot office property and a vacant parcel of land available for development, all adjacent to our Hayden Ferry Lakeside I and Hayden

Ferry Lakeside II office properties in Phoenix, Arizona. In August 2013, Fund II expanded its investment guidelines solely for the purpose of authorizing the purchase of a parcel of land available for development in Tempe, Arizona. In April 2014, Fund II authorized the development of Hayden Ferry Lakeside III, as well as the transfer of an interest in the owner of Hayden Ferry Lakeside III, a subsidiary of Fund II, to our Operating Partnership. We now own a 70% indirect interest in Hayden Ferry Lakeside III. In October 2014, Fund II sold Tempe Town Lake, approximately one acre of land located in Tempe, Arizona for a gross sale price of $2.0 million.

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

Joint Ventures

In addition to the 35 office and parking properties included in our consolidated financial statements, we were also invested in two unconsolidated joint ventures with unrelated investors as of September 30, 2015.

On August 26, 2015, a joint venture in which we own a 40% interest reached an agreement to sell 7000 Central Park, an office building located in Atlanta, Georgia, for a gross sale price of $85.3 million. Closing is expected to occur during the fourth quarter of 2015, subject to customary closing conditions, and we expect to recognize a gain on the sale of 7000 Central Park during the three months ended December 31, 2015.

Financial Condition

Comparison of the nine months ended September 30, 2015 to the year ended December 31, 2014.

Assets. During the nine months ended September 30, 2015, we continued the execution of our strategy of operating and acquiring office and parking properties as well as disposing of non-core assets that no longer meet our investment criteria or for which a disposition would maximize value. During the nine months ended September 30, 2015, total assets decreased $112.0 million, or 3.0%, as compared to the year ended December 31, 2014.  The primary reason for the decrease was the disposition of 16 office properties (see "– Dispositions"), partially offset by the purchases of One Buckhead Plaza and Harborview Plaza (see "– Acquisitions and Improvements").

Acquisitions and Improvements.  Our investment in office and parking properties decreased $56.0 million net of depreciation to a carrying amount of $3.0 billion at September 30, 2015 and consisted of 35 office and parking properties. The primary reason for the decrease in office and parking properties relates to the sale of 16 office properties and increased depreciation of office and parking properties during the nine months ended September 30, 2015, partially offset by the purchases of One Buckhead Plaza and Harborview Plaza, which are summarized in the table below, improvements to office properties of approximately $62.1 million, and the development of Hayden Ferry Lakeside III in Phoenix, Arizona totaling approximately $25.2 million.

Office and Parking Properties	Location	Type of Ownership	Ownership Share	Square Feet (in thousands)	Date Purchased	Gross Purchase Price (in thousands)
One Buckhead Plaza	Atlanta, GA	Wholly Owned	100%	464	01/08/2015	$157,000
Harborview Plaza	Tampa, FL	Wholly Owned	100%	205	09/25/2015	49,000
				669		$206,000

During the nine months ended September 30, 2015, Fund II increased its investment in the Hayden Ferry Lakeside III development located in Phoenix, Arizona by $25.2 million. To date, Fund II has invested $49.1 million in the project and expects the total investment to be approximately $68.8 million.

During the nine months ended September 30, 2015, we capitalized building and tenant improvements of $62.1 million and recorded depreciation expense of $88.5 million related to our office and parking properties.

Dispositions.  During the nine months ended September 30, 2015, we sold the following 16 office and parking properties (in thousands):

Office and Parking Properties	Location	Type of Ownership	Square Feet	Date Sold	Gross Sale Price
Raymond James Tower (1)	Memphis, TN	Wholly Owned	337	01/15/2015	$19,250
Honeywell Building	Houston, TX	Wholly Owned	157	02/04/2015	28,000
Two Ravinia Drive	Atlanta, GA	Joint Venture	390	04/08/2015	78,000
400 North Belt	Houston, TX	Wholly Owned	231	05/08/2015	10,150
Peachtree Dunwoody	Atlanta, GA	Wholly Owned	370	05/13/2015	53,940
Hillsboro I-IV and V (2)	Ft. Lauderdale, FL	Wholly Owned	216	06/05/2015	22,000
Riverplace South	Jacksonville, FL	Wholly Owned	113	06/12/2015	9,000
Westshore Corporate Center	Tampa, FL	Wholly Owned	173	07/07/2015	30,000
Cypress Center I-III and IV	Tampa, FL	Wholly Owned	287	07/07/2015	36,000
245 Riverside	Jacksonville, FL	Joint Venture	137	07/16/2015	25,100
550 Greens Parkway	Houston, TX	Wholly Owned	72	07/31/2015	2,258
Comerica Bank Building	Houston, TX	Wholly Owned	194	09/01/2015	31,350
Squaw Peak I & II	Phoenix, AZ	Wholly Owned	290	09/03/2015	51,300
One Commerce Green (3)	Houston, TX	Wholly Owned	341	09/11/2015	47,500
City Centre	Jackson, MS	Wholly Owned	266	09/30/2015	6,200
			3,574		$450,048
(1) The Raymond James Tower was sold for a gross sale price of $19.3 million, providing $8.9 million in buyer credits.
(2) Hillsboro I-IV and V represents the sale of two office properties.
(3) One Commerce Green was sold for a gross sale price of $47.5 million, providing $23.5 million in buyer credits.

Condominium Units.  In connection with the December 2013 merger transactions (the "Mergers") with Thomas Properties Group, Inc. ("TPGI"), we acquired and consolidated the Murano residential condominium project, which we control. Our unaffiliated partner's interest is reflected on our consolidated balance sheets under the "Noncontrolling Interests" caption. Our partner owns 27% of the condominium project. Net proceeds from the project will be distributed, to the extent available, based on an order of preferences described in the partnership agreement. We may receive distributions, if any, in excess of our 73% ownership interest if certain return thresholds are met. The carrying value of our condominium units was zero and $9.3 million as of September 30, 2015 and December 31, 2014, respectively.

Mortgage Loan Receivable.  On June 3, 2013, we issued a first mortgage loan to an affiliate of US Airways, which is secured by the US Airways Building, a 225,000 square foot office building in Phoenix, Arizona in which we own a 74.6% interest, with US Airways owning the remaining 25.4% interest in the building. The mortgage loan has a fixed interest rate of 3.0% and matures on December 31, 2016. The receivable balance as of September 30, 2015 and December 31, 2014 was $3.4 million.

Investment in Unconsolidated Joint Ventures. In addition to the 35 office and parking properties included in our consolidated financial statements, we were also invested in two unconsolidated joint ventures with unrelated investors as of September 30, 2015. Information relating to these unconsolidated joint ventures is summarized below:

			Parkway's	Square Feet	Percentage
Joint Venture Entity	Property Name	Location	Ownership%	(in thousands)	Occupied
US Airways Building Tenancy in Common	US Airways Building	Phoenix, AZ	74.58%	225	100.0%
7000 Central Park JV LLC	7000 Central Park	Atlanta, GA	40.00%	415	85.2%

We account for our investments in the US Airways Building and 7000 Central Park under the equity method of accounting. Accordingly, the assets and liabilities of the joint ventures are not included in our consolidated balance sheet as of September 30, 2015. As of September 30, 2015, the balance of our investment in these joint ventures was $38.8 million and $14.8 million, respectively.

On August 26, 2015, a joint venture in which we own a 40% interest reached an agreement to sell 7000 Central Park, an office building located in Atlanta, Georgia, for a gross sale price of $85.3 million. Closing is expected to occur during the fourth quarter of 2015, subject to customary closing conditions, and we expect to recognize a gain on the sale of 7000 Central Park during the three months ended December 31, 2015.

Cash and Cash Equivalents.  Cash and cash equivalents were $80.2 million and $116.2 million at September 30, 2015 and December 31, 2014, respectively. The decrease in cash and cash equivalents of $36.0 million, or 31.0%, during the nine months ended September 30, 2015, was primarily due to investments in real estate, real estate development, and improvements to real estate, repayments of mortgage notes payable and bank borrowings, and dividends paid on common stock, partially offset by proceeds from sale of real estate and proceeds from bank borrowings.

Receivables and Other Assets. For the nine months ended September 30, 2015, rents receivable and other assets increased $46.4 million, or 16.3%. The net increase is primarily due to $31.6 million of escrow deposits on Two Buckhead Plaza which we purchased on October 1, 2015, an increase in our straight line rent receivable balance, and increases in other assets associated with our purchases of One Buckhead Plaza and Harborview Plaza, partially offset by decreases in receivables and other assets associated with the dispositions of 16 properties during the nine months ended September 30, 2015.

Intangible Assets, Net. For the nine months ended September 30, 2015, intangible assets net of related amortization decreased $30.3 million, or 16.3%, and was primarily due to amortization recorded during the period, the disposition of 16 office properties, partially offset by the allocated lease intangibles from our purchases of One Buckhead Plaza and Harborview Plaza during the period.

Assets Held for Sale and Liabilities Related to Assets Held for Sale. As of December 31, 2014, we classified assets held for sale and liabilities related to assets held for sale totaling $24.1 million and $2.0 million, respectively. Assets and liabilities held for sale as of December 31, 2014 related to the Raymond James Tower in Memphis, Tennessee and the Honeywell Building in Houston, Texas. There were no assets held for sale or liabilities related to assets held for sale as of September 30, 2015.

Management Contract Intangibles, Net.  For the nine months ended September 30, 2015, management contract intangibles, net of related amortization, decreased $566,000, or 50.0%, as a result of amortization recorded during the period.

Notes Payable to Banks. Notes payable to banks increased $68.5 million, or 14.2%, during the nine months ended September 30, 2015. The net increase was primarily attributable to draws on our senior unsecured revolving credit facility which were used to pay off certain mortgage notes and fund the acquisitions of One Buckhead Plaza and Harborview Plaza during the nine months ended September 30, 2015, as well as borrowings on our $200.0 million five-year unsecured term loan which were used to partially pay down our senior unsecured revolving credit facility's outstanding balance.

Mortgage Notes Payable. During the nine months ended September 30, 2015, mortgage notes payable decreased $145.5 million, or 10.9%, due to the following (in thousands):

Increase (Decrease)
Scheduled principal payments	$(9,901)
Payoff of Westshore Corporate Center, 3350 Peachtree, Two Ravinia Drive, Teachers Insurance and Annuity Associations, and 245 Riverside mortgages	(145,209)
Amortization of premiums on mortgage debt acquired, net	(8,839)
Borrowings under the Hayden Ferry Lakeside III construction loan	18,452
$(145,497)

For a description of our outstanding mortgage debts, please reference "— Liquidity and Capital Resources – Indebtedness – Mortgage Notes Payable."

We expect to continue seeking primarily fixed-rate, non-recourse mortgage financing with maturities from five to ten years typically amortizing over 25 to 30 years on select office building investments as additional capital is needed. We monitor a number of leverage and other financial metrics defined in the loan agreements for our senior unsecured revolving credit facility and working capital unsecured credit facility, which include but are not limited to our total debt to total asset value. In addition, we monitor interest and fixed charge coverage ratios as well as earnings before interest, taxes, depreciation and amortization ("EBITDA") and the net debt to adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") multiple. The interest coverage ratio is computed by comparing interest expense to Adjusted EBITDA. The fixed charge coverage ratio is computed by comparing interest expense, principal payments made on mortgage loans and preferred dividends paid to Adjusted EBITDA. The net debt to Adjusted EBITDA multiple is computed by comparing our share of net debt to Adjusted EBITDA computed for the current quarter as annualized and adjusted pro forma for any completed investment activity. Management believes all of the leverage and other financial metrics it monitors, including those discussed above, provide useful information on total debt levels as well as our ability to cover interest and principal payments.

Accounts Payable and Other Liabilities.  For the nine months ended September 30, 2015, accounts payable and other liabilities decreased $1.1 million, primarily due to amortization of below market leases and decreases in corporate payables and prepaid rents, partially offset by increases in property taxes payable, other accrued expenses and accounts payable.

Equity. Total equity decreased $31.9 million or 1.9%, during the nine months ended September 30, 2015, as a result of the following (in thousands):

Increase (Decrease)
(Unaudited)
Net income attributable to Parkway Properties, Inc.	$58,658
Net income attributable to noncontrolling interests	26,305
Other comprehensive loss	(2,539)
Common stock dividends declared	(65,504)
Share-based compensation	4,840
Issuance of shares to directors	275
Offering costs associated with the issuance of common stock	(209)
Contribution of capital by noncontrolling interests	2,125
Distributions to noncontrolling interests	(55,866)
$(31,915)

Common and Limited Voting Stock. On May 28, 2014, we entered into an ATM Equity OfferingSM Sales Agreement (the "Sales Agreement") with various agents whereby we may sell, from time to time, shares of our common stock, par value $.001 per share, having aggregate gross sales proceeds of up to $150.0 million through an "at-the-market" equity offering program. Sales may be made to the agents in their capacity as sales agents or as principals. We intend to use the net proceeds for general corporate purposes, which may include repaying temporarily amounts outstanding from time to time under our senior unsecured revolving credit facility, for working capital and capital expenditures, and to fund potential acquisitions or development of office and parking properties. We are required to pay each agent a commission that will not exceed, but may be lower than, 2.0% of the gross sales price of the shares sold through such agent. During the nine months ended September 30, 2015, there were no ATM sales under the Sales Agreement.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2015 to the three and nine months ended September 30, 2014.

Net Income (Loss) Attributable to Common Stockholders. Net income attributable to common stockholders for the three months ended September 30, 2015 was $37.3 million ($0.33 per basic and diluted common share), compared to a net loss of $485,000 ($0.00 per basic and diluted common share) for the three months ended September 30, 2014. The increase in net income attributable to common stockholders for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 in the amount of $37.7 million is primarily attributable to an increase in net gains on sale of real estate. Net income attributable to common stockholders for the nine months ended September 30, 2015 was $58.7 million ($0.53 per basic common share and $0.52 per diluted common share), compared to $515,000 ($0.01 per basic common share and $0.00 per diluted common share) for the nine months ended September 30, 2014. The increase in net income attributable to common stockholders for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 in the amount of $58.1 million is primarily attributable to an increase in net gains on sale of real estate and increases in operating income, partially offset by increases in loss on extinguishment of debt and interest expense. The change in income (loss) from discontinued operations as well as other variances for income and expense items that comprise net income (loss) attributable to common stockholders is discussed in detail below.

Income from Office and Parking Properties. The analysis below includes changes attributable to same-store properties and acquisitions and dispositions of office and parking properties. Same-store properties are consolidated properties that we owned for the current and prior year reporting periods, excluding properties classified as discontinued operations or held for sale. At September 30, 2015, same-store properties consisted of 28 properties comprising 12.0 million square feet.

The following table represents revenue from office and parking properties for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Increase (Decrease)	% Change	2015	2014	Increase (Decrease)	% Change
Revenue from office and parking properties:
Same-store properties	$92,170	$88,729	$3,441	3.9%	$263,106	$250,565	$12,541	5.0%
Properties acquired	14,883	6,262	8,621	*N/M	49,355	21,075	28,280	*N/M
Properties disposed	3,521	19,712	(16,191)	(82.1)%	29,280	58,188	(28,908)	(49.7)%
Total revenue from office and parking properties (1)	$110,574	$114,703	$(4,129)	(3.6)%	$341,741	$329,828	$11,913	3.6%
*N/M – Not Meaningful
(1) Total revenue from office and parking properties for the three and nine months ended September 30, 2014 from the table is $114.7 million and $329.8 million, respectively. Total income from office and parking properties on our consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2014 is $105.5 million and $303.0 million, respectively. The differences represent revenues from our One Congress Plaza and San Jacinto Center properties in Austin, Texas which are included in same-store properties in the table above for comparative purposes but which are not included in our consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2014 as the activity was included previously in equity in earnings (loss) of unconsolidated joint ventures.

Revenue from office and parking properties for same-store properties increased $3.4 million and $12.5 million for the three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014, respectively, and is primarily due to increases in new leasing activity and expense reimbursements for same-store properties.

Property Operating Expenses. The following table represents property operating expenses for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Increase (Decrease)	% Change	2015	2014	Increase (Decrease)	% Change
Expense from office and parking properties:
Same-store properties	$36,100	$33,819	$2,281	6.7%	$97,390	$93,545	$3,845	4.1%
Properties acquired	6,651	2,473	4,178	*N/M	21,585	8,613	12,972	*N/M
Properties disposed	846	9,362	(8,516)	(91.0)%	13,196	27,959	(14,763)	(52.8)%
Total expense from office and parking properties (1)	$43,597	$45,654	$(2,057)	(4.5)%	$132,171	$130,117	$2,054	1.6%
*N/M – Not Meaningful
(1) Total expense from office and parking properties for the three and nine months ended September 30, 2014 from the table is $45.7 million and $130.1 million, respectively. Total property operating expenses on our consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2014 are $42.0 million and $119.6 million, respectively. The differences represent expenses from our One Congress Plaza and San Jacinto Center properties in Austin, Texas which are included in same-store properties in the table above for comparative purposes but which are not included in our consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2014 as the activity was included previously in equity in earnings (loss) of unconsolidated joint ventures.

Property operating expenses for same-store properties increased $2.3 million and $3.8 million for the three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014, respectively, and is primarily due to increases in property tax expenses.

Management Company Income and Expenses.  Management company income decreased $2.1 million and $7.9 million for the three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014, respectively, and is primarily due to the termination of certain Eola Capital, LLC ("Eola") management contracts. Management company expenses decreased $436,000 and $7.2 million during the three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014, respectively, and is primarily due to a decrease in salary expense associated with personnel formerly employed at assets for which the related management contracts have been terminated.

Depreciation and Amortization.  Depreciation and amortization expense attributable to office and parking properties increased $137,000 and $11.1 million for the three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014, respectively. The primary reason for the increase is due to the purchase of ten wholly owned office properties in 2014 in addition to the acquisitions of One Buckhead Plaza and Harborview Plaza during the nine months ended September 30, 2015, partially offset by the disposition of four office and parking properties in 2014 and 16 office and parking properties during the nine months ended September 30, 2015.

Impairment Loss on Real Estate. Impairment loss on real estate was $5.4 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2015, we recorded a $4.4 million impairment loss on real estate in continuing operations in connection with the excess of our carrying value over our estimated fair value of 550 Greens Parkway, a 72,000 square foot office property located in Houston, Texas. We also recorded a $1.0 million impairment loss on real estate in continuing operations in connection with the excess of our carrying value over our estimated fair value of City Centre, a 266,000 square foot office property located in Jackson, Mississippi. We did not record any impairment losses on real estate in continuing operations during the three and nine months ended September 30, 2014.

General and Administrative Expense. General and administrative expense decreased $1.5 million and $2.0 million for the three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014, respectively, and is primarily due to a decrease in share-based compensation expense. Compensation expense related to stock options, profits interest units ("LTIP units"), restricted shares, restricted share units ("RSUs") and deferred incentive share units of $5.1 million and $6.8 million was recognized during the nine months ended September 30, 2015 and 2014, respectively. Total compensation expense related to non-vested awards not yet recognized was $7.1 million at September 30, 2015. The weighted average period over which this expense is expected to be recognized is approximately 1.2 years.

Acquisition Costs. During the three and nine months ended September 30, 2015, we incurred $101,000 and $768,000 in acquisition costs compared to $1.1 million and $2.3 million for the three and nine months ended September 30, 2014, respectively. The primary reason for the decrease in acquisition costs was due to a decrease in the volume of acquisition activity during the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014.

Net Gains on Sale of Real Estate. Net gains on sale of real estate were $47.4 million and $106.9 million during the three and nine months ended September 30, 2015, respectively.

On January 15, 2015, we sold the Raymond James Tower, an office property located in Memphis, Tennessee, for a gross sale price of $19.3 million, providing $8.9 million in buyer credits, and recognized a loss of approximately $117,000 in continuing operations during the nine months ended September 30, 2015.

On February 4, 2015, we sold the Honeywell Building, an office property located in Houston, Texas, for a gross sale price of $28.0 million, and recognized a gain of approximately $14.3 million in continuing operations during the nine months ended September 30, 2015.

On April 8, 2015, Fund II sold Two Ravinia Drive, an office property located in Atlanta, Georgia, for a gross sale price of $78.0 million, and recognized a gain of approximately $29.0 million in continuing operations during the nine months ended September 30, 2015, of which $8.7 million was our share.

On May 8, 2015, we sold 400 North Belt, an office property located in Houston, Texas, for a gross sale price of $10.2 million, and recognized a loss of approximately $1.2 million in continuing operations during the nine months ended September 30, 2015.

On May 13, 2015, we sold Peachtree Dunwoody, an office property located in Atlanta, Georgia, for a gross sale price of $53.9 million, and recognized a gain of approximately $14.3 million in continuing operations during the nine months ended September 30, 2015.

On June 5, 2015, we sold Hillsboro I-IV and V, office properties located in Ft. Lauderdale, Florida, for a gross sale price of $22.0 million, and recognized a gain of approximately $2.4 million in continuing operations during the nine months ended September 30, 2015.

On June 12, 2015, we sold Riverplace South, an office property located in Jacksonville, Florida, for a gross sale price of $9.0 million, and recognized a gain of approximately $466,000 in continuing operations during the nine months ended September 30, 2015.

On July 7, 2015, we sold Westshore Corporate Center and Cypress Center I-III, office properties located in Tampa, Florida, and Cypress Center IV, a parcel of land also located in Tampa, Florida, for a gross sale price of $66.0 million, and recognized a gain of approximately $19.2 million in continuing operations during the three and nine months ended September 30, 2015.

On July 16, 2015, Fund II sold 245 Riverside, an office property located in Jacksonville, Florida, for a gross sale price of $25.1 million, and recognized a gain of approximately $7.2 million in continuing operations during the three and nine months ended September 30, 2015, of which $2.2 million was our share.

On July 31, 2015, we sold 550 Greens Parkway, an office property located in Houston, Texas, for a gross sale price of $2.3 million, and recognized a gain of approximately $38,000 in continuing operations during the nine months ended September 30, 2015. During the nine months ended September 30, 2015, utilizing Level 2 fair value inputs, including its purchase and sale agreement dated July 24, 2015, we determined the carrying value of 550 Greens Parkway was not recoverable. As a result, we recognized an impairment loss on real estate of $4.4 million for the difference between the carrying value and the estimated fair value during the nine months ended September 30, 2015.

On September 1, 2015, we sold Comerica Bank Building, an office property located in Houston, Texas, for a gross sale price of $31.4 million, and recognized a gain of approximately $13.0 million in continuing operations during the three and nine months ended September 30, 2015.

On September 3, 2015, we sold Squaw Peak, an office property located in Phoenix, Arizona, for a gross sale price of $51.3 million, and recognized a gain of approximately $13.3 million in continuing operations during the three and nine months ended September 30, 2015.

On September 11, 2015, we sold One Commerce Green, an office property located in Houston, Texas, for a gross sale price of $47.5 million, providing $23.5 million in buyer credits, and recognized a loss of approximately $5.2 million in continuing operations during the three and nine months ended September 30, 2015.

On September 30, 2015, we sold City Centre, an office property located in Jackson, Mississippi, for a gross sale price of $6.2 million, and recognized a loss of approximately $66,000 in continuing operations during the three and nine months ended September 30, 2015. We recognized an impairment loss on real estate of $1.0 million for the difference between the carrying value and the estimated fair value during the nine months ended September 30, 2015.

Loss on Extinguishment of Debt. Loss on extinguishment of debt was $702,000 and $5.5 million during the three and nine months ended September 30, 2015, respectively.

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

On July 16, 2015, Fund II paid in full the $9.1 million mortgage debt secured by 245 Riverside and incurred a prepayment fee and swap early termination fee of $702,000 as part of the repayment, of which $210,000 was our share.

Interest Expense. Interest expense, including amortization of deferred financing costs, increased $474,000, or 2.9%, and $5.0 million, or 10.2%, for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014, respectively, and is comprised of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Increase (Decrease)	% Change	2015	2014	Increase (Decrease)	% Change
Interest expense:
Mortgage interest expense	$15,340	$14,394	$946	6.6%	$48,320	$44,717	$3,603	8.1%
Mortgage premium amortization	(2,931)	(1,432)	(1,499)	*N/M	(8,760)	(4,179)	(4,581)	*N/M
Credit facility interest expense	3,872	2,935	937	31.9%	11,971	6,252	5,719	91.5%
Mortgage loan cost amortization	218	284	(66)	(23.2)%	969	953	16	1.7%
Credit facility cost amortization	518	362	156	43.1%	1,391	1,177	214	18.2%
Total interest expense	$17,017	$16,543	$474	2.9%	$53,891	$48,920	$4,971	10.2%
*N/M – Not Meaningful

Mortgage interest expense increased $946,000, or 6.6%, and $3.6 million, or 8.1%, for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014, respectively. The increase is primarily due to mortgage loans placed or assumed from September 30, 2014 through September 30, 2015 in connection with acquisitions of office and parking properties during the same period, partially offset by mortgage loan payoffs in connection with the disposition of office and parking properties.

Credit facility interest expense increased $937,000 and $5.7 million for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014, respectively. The increase is due to an increase in average borrowings during the nine months ended September 30, 2015 of $251.5 million, partially offset by a decrease in the weighted average interest rate on average borrowings of 45 basis points.

Discontinued Operations.  Discontinued operations is comprised of the following for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Statements of Operations:
Revenues
Income from office and parking properties	$—	$52	$—	$99
Expenses
Operating expenses	—	341	—	364
Depreciation and amortization	—	—	—	116
Total expenses	—	341	—	480
Loss from discontinued operations	—	(289)	—	(381)
Net gains on sale of real estate from discontinued operations	—	—	—	10,463
Total discontinued operations per Statements of Operations	—	(289)	—	10,082
Net (income) loss attributable to noncontrolling interest from discontinued operations - unit holders	—	111	—	(406)
Total discontinued operations - Parkway's share	$—	$(178)	$—	$9,676

All current and prior period income from the following office property dispositions are included in discontinued operations for the three and nine months ended 2014 (in thousands):

Office and Parking Properties	Location	Date of Sale	Net Sales Price	Net Book Value of Real Estate	Gain on Sale
2014 Dispositions: (1)
Woodbranch Building	Houston, TX	01/14/2014	$14,424	$4,450	$9,974
Mesa Corporate Center	Phoenix, AZ	01/31/2014	12,257	11,768	489
			$26,681	$16,218	$10,463
(1) With the adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2014-08, "Reporting Discontinued Operations and Disposals of Components of an Entity" effective January 1, 2014, the Company's 2014 sales of the Woodbranch Building and Mesa Corporate Center are included in discontinued operations for the nine months ended September 30, 2014 as these properties were previously classified as held for sale at December 31, 2013.

See "– Financial Condition – Comparison of the nine months ended September 30, 2015 to the year ended December 31, 2014 – Dispositions" above for additional information regarding the dispositions during the nine months ended September 30, 2015.

Income Taxes.  The analysis below includes changes attributable to income tax benefit (expense) for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Income tax expense - current	$(265)	$(2,137)	$1,872	(87.6)%	$(1,185)	$(2,735)	$1,550	(56.7)%
Income tax benefit - deferred	(226)	1,973	(2,199)	*N/M	176	1,973	(1,797)	(91.1)%
Total income tax expense	$(491)	$(164)	$(327)	*N/M	$(1,009)	$(762)	$(247)	32.4%
*N/M - Not meaningful

Current income tax expense decreased $1.9 million and $1.6 million for the three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014, respectively. The decrease is primarily attributable to the book to tax differences related to the amortization of certain Eola management contracts. Deferred income tax benefit decreased $2.2 million and $1.8 million for the three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014, respectively. The decrease is primarily attributable to the reversal of a valuation allowance on the deferred tax assets in 2014.

Liquidity and Capital Resources

General

Our principal short-term and long-term liquidity needs include:

•	funding operating and administrative expenses;

•	meeting debt service and debt maturity obligations;

•	funding normal repair and maintenance expenses at our properties;

•	funding capital improvements;

•	funding tenant improvements, leasing commissions and other leasing costs;

•	funding the development costs for development projects;

•	acquiring additional investments that meet our investment criteria; and

•	funding distributions to stockholders.

We may fund these liquidity needs by drawing on multiple sources, including the following:

•	our current cash balance;

•	our operating cash flows;

•	borrowings (including borrowings under our senior unsecured revolving credit facility);

•	proceeds from the placement of new mortgage loans and refinancing of existing mortgage loans;

•	proceeds from the sale of assets and the sale of portions of assets owned through joint ventures; and

•	the sale of equity or debt securities.

Our short-term liquidity needs include funding operating and administrative expenses, normal repair and maintenance expenses at our properties, capital improvements, funding the development costs for our development projects and distributions to stockholders. We anticipate using our current cash balance, our operating cash flows and borrowings (including borrowing availability under our senior unsecured revolving credit facility) to meet our short-term liquidity needs. We have received an investment grade rating which may positively impact our ability to access capital on favorable terms.

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

Cash

Cash and cash equivalents were $80.2 million and $116.2 million at September 30, 2015 and December 31, 2014, respectively. The decrease in cash and cash equivalents of $36.0 million was primarily due to investments in real estate, real estate development, and improvements to real estate, repayments of mortgage notes payable and bank borrowings, and dividends paid on common stock, partially offset by proceeds from sale of real estate and proceeds from bank borrowings. Cash flows provided by operating activities for the nine months ended September 30, 2015 and 2014 were $62.4 million and $39.5 million, respectively. The increase in cash flows from operating activities of $22.9 million is primarily attributable to the timing of receipt of revenues and payment of expenses.

Cash provided by investing activities was $96.1 million for the nine months ended September 30, 2015. Cash used in investing activities was $262.5 million for the nine months ended September 30, 2014. The increase in cash provided by (used in) investing activities of $358.6 million is primarily due to an increase in proceeds from the sale of real estate and a decrease in investment in real estate, partially offset by an increase in real estate development associated with Fund II's Hayden Ferry Lakeside III construction and an increase in improvements to real estate.

Cash used in financing activities was $194.6 million for the nine months ended September 30, 2015. Cash provided by financing activities was $292.2 million for the nine months ended September 30, 2014. The decrease in cash provided by (used in) financing activities of $486.8 million is primarily attributable to a decrease in proceeds from common stock offerings, net of offering costs, and increases in payments on mortgage notes payable, including our paydowns of the Westshore Corporate Center, 3350 Peachtree, Two Ravinia Drive, Teachers Insurance and Annuity Associations and 245 Riverside mortgages, partially offset by an increase in net proceeds received from bank borrowings.

Indebtedness

Notes Payable to Banks.  At September 30, 2015, we had $550.0 million outstanding under the following credit facilities (in thousands):

Credit Facilities	Interest Rate	Maturity	Outstanding Balance
$10.0 Million Working Capital Revolving Credit Facility	1.7%	03/30/2018	$—
$450.0 Million Revolving Credit Facility	1.5%	03/30/2018	—
$250.0 Million Five-Year Term Loan	2.6%	03/29/2019	250,000
$200.0 Million Five-Year Term Loan	1.5%	06/26/2020	200,000
$100.0 Million Seven-Year Term Loan	4.4%	03/31/2021	100,000
			$550,000

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

The senior unsecured revolving credit facility and unsecured term loans bear interest at LIBOR plus an applicable margin. As a result of the investment grade credit ratings we received in January 2015 from S&P and Moody's, we have changed to a different pricing grid under our existing credit agreement that is based on our most recent credit rating. The new applicable margin for the senior unsecured revolving credit facility is currently 1.30% resulting in an all-in rate of 1.49%. The new applicable margin for the $250.0 million five-year unsecured term loan is currently 1.40% resulting in a weighted average all-in rate of 2.56%, after giving effect to the floating-to-fixed-rate interest rate swaps. The new applicable margin for the $100.0 million seven-year unsecured term loan is currently 1.85%, resulting in an all-in rate of 4.41%, after accounting for the floating-to-fixed-rate interest rate swap.

For a discussion of interest rate swaps entered into in connection with our unsecured term loans and senior unsecured revolving credit facility, see "Note 5 – Capital and Financing Transactions – Interest Rate Swaps" in our financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We monitor a number of leverage and other financial metrics including, but not limited to, total debt to total asset value ratio, as defined in the loan agreements for our senior unsecured revolving credit facility. In addition, we also monitor interest and fixed charge coverage ratios, as well as the net debt to Adjusted EBITDA multiple.  The interest coverage ratio is computed by comparing the cash interest accrued to Adjusted EBITDA. The interest coverage ratio for the nine months ended September 30, 2015 and 2014 was 3.9 and 3.5 times, respectively. The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to Adjusted EBITDA. The fixed charge coverage ratio for the nine months ended September 30, 2015 and 2014 was 3.5 and 3.2 times, respectively. The net debt to Adjusted EBITDA multiple is computed by comparing our share of net debt to Adjusted EBITDA for the current quarter, as annualized and adjusted pro forma for any completed investment activities. The net debt to Adjusted EBITDA multiple for the nine months ended September 30, 2015 and 2014 was 6.6 and 5.9 times, respectively. Management believes various leverage and other financial metrics it monitors provide useful information on total debt levels as well as our ability to cover interest, principal and/or preferred dividend payments.

Mortgage Notes Payable.  At September 30, 2015, we had $1.2 billion of mortgage notes payable secured by office and parking properties, including unamortized net premiums on debt acquired of $19.0 million, with an average interest rate of 4.1%.

The table below presents the principal payments due and weighted average interest rates for total mortgage notes payable at September 30, 2015 (in thousands):

	Weighted Average Interest Rate	Total Mortgage Maturities	Balloon Payments	Recurring Principal Amortization
Schedule of Mortgage Maturities by Years:
2015	4.5%	$3,636	$—	$3,636
2016	4.0%	193,043	178,439	14,604
2017	3.9%	374,356	360,397	13,959
2018	4.0%	197,386	181,162	16,224
2019	4.9%	146,435	138,632	7,803
Thereafter	4.3%	260,093	245,477	14,616
Total principal maturities		1,174,949	$1,104,107	$70,842
Fair value premiums on mortgage debt acquired, net	N/A	19,004
Total principal maturities and fair value premium on mortgage debt acquired	4.1%	$1,193,953
Fair value at September 30, 2015		$1,211,887

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

On May 28, 2014, we entered into an ATM Equity OfferingSM Sales Agreement (the "Sales Agreement") with various agents whereby we may sell, from time to time, shares of our common stock, par value $.001 per share, having aggregate gross sales proceeds of up to $150.0 million through an "at-the-market" equity offering program. Sales may be made to the agents in their capacity as sales agents or as principals. We intend to use the net proceeds for general corporate purposes, which may include repaying temporarily amounts outstanding from time to time under our senior unsecured revolving credit facility, for working capital and capital expenditures, and to fund potential acquisitions or development of office and parking properties. We are required to pay each agent a commission that will not exceed, but may be lower than, 2.0% of the gross sales price of the shares sold through such agent. During the nine months ended September 30, 2015, we did not sell any shares of common stock under our Sales Agreement.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During 2015, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. See "Note 6 — Fair Values of Financial Instruments" for the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets as of September 30, 2015 and 2014.

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Operations and Comprehensive Income (Loss)

The table below presents the effect of our derivative financial instruments on our consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014 (in thousands):

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Amount of gain (loss) recognized in other comprehensive income on derivatives	$(5,457)	$1,448	$(9,882)	$(6,426)
Net loss reclassified from accumulated other comprehensive loss into earnings	$1,883	$1,915	$5,475	$5,441
Amount of loss recognized in income on derivatives (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$623	$41	$1,868	$238

Credit Risk-Related Contingent Features

We have entered into agreements with each of our derivative counterparties that provide that if we default or are capable of being declared in default on any of its indebtedness, then we could also be declared in default on our derivative obligations.

As of September 30, 2015, the fair value of derivatives in a liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $12.6 million. As of September 30, 2015, we had not posted any collateral related to these agreements and were not in breach of any agreement provisions. If we had breached any of these provisions, we could have been required to settle our obligations under the agreements at their aggregate termination value of $12.6 million at September 30, 2015.

Capital Expenditures

During the nine months ended September 30, 2015, we incurred $39.8 million in recurring capital expenditures on a consolidated basis, with $23.5 million representing our share of such expenditures. These costs include tenant improvements, leasing costs and recurring building improvements. During the nine months ended September 30, 2015, we incurred $64.6 million related to upgrades on properties acquired in recent years that were anticipated at the time of purchase and major renovations that are nonrecurring in nature to office and parking properties, with $66.0 million representing our share of such expenditures. All such improvements were financed with cash flow from the properties, capital expenditure escrow accounts, borrowings under our senior unsecured revolving credit facility and contributions from joint venture partners.

During the nine months ended September 30, 2015, Fund II incurred $25.2 million in development costs related to the construction of Hayden Ferry Lakeside III, a planned office development in the Tempe submarket of Phoenix, Arizona. Costs related to planning, developing, leasing and constructing the property, including costs of development personnel working directly on projects under development, are capitalized. We own a 70% indirect controlling interest in Hayden Ferry Lakeside III.

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

During the nine months ended September 30, 2015, we paid $62.8 million in dividends to our common stockholders and $2.8 million to the common unit holders of our Operating Partnership. These dividends and distributions were funded with cash flow from our properties, proceeds from the sales of properties, and borrowings on our senior unsecured revolving credit facility.

Contractual Obligations

See information appearing under the caption "– Financial Condition – Comparison of the nine months ended September 30, 2015 to the year ended December 31, 2014 – Notes Payable to Banks" and "– Liquidity and Capital Resources – Mortgage Notes Payable" for a discussion of changes in long-term debt since December 31, 2014. See information appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 under the caption "– Liquidity and Capital Resources" for a discussion of our 2015 planned capital expenditures and contractual obligations.

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

During the nine months ended September 30, 2015, there have been no changes to our critical accounting policies and estimates.

Recent Accounting Pronouncements

See information appearing under the caption "– Recent Accounting Pronouncements –" in "Note 1 - Basis of Presentation and Summary of Significant Accounting Policies" for a discussion of the disclosure requirements of recent accounting pronouncements not yet adopted by us.

Funds From Operations ("FFO"), Recurring FFO and Funds Available for Distribution ("FAD")

Management believes that FFO is an appropriate measure of performance for equity REITs and computes this measure in accordance with the National Association of Real Estate Investment Trusts' ("NAREIT") definition of FFO (including any guidance that NAREIT releases with respect to the definition). FFO is defined by NAREIT as net income (computed in accordance with GAAP), reduced by preferred dividends, excluding gains or losses from sale of previously depreciable real estate assets, impairment charges related to depreciable real estate and extraordinary items under GAAP, plus depreciation and amortization related to depreciable real estate, and after adjustments to derive our pro rata share of FFO of consolidated and unconsolidated joint ventures. Further, we do not adjust FFO to eliminate the effects of non-recurring charges. We believe that FFO is a meaningful supplemental measure of our operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses. However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. We believe that the use of FFO, combined with the required GAAP presentations, has been beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of operating results among such companies more meaningful. FFO as reported by us may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition. FFO does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States and is not an indication of cash available to fund cash needs. FFO should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity. FFO measures 100% of the operating performance of Parkway Properties LP's real estate properties in which Parkway Properties, Inc. owns an interest.

The following table presents a reconciliation of net income for Parkway Properties, Inc. and attributable to common stockholders to FFO attributable to the Operating Partnership for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended
	September 30,
	2015	2014
	(Unaudited)
Net income for Parkway Properties, Inc. and attributable to common stockholders	$58,658	$515
Adjustments to derive funds from operations attributable to the Operating Partnership:
Depreciation and amortization	131,469	131,396
Noncontrolling interest – unit holders	2,572	(58)
Impairment loss on real estate	5,400	—
Net gains on sale of real estate (Parkway's share)	(81,547)	(23,416)
Funds from operations attributable to the Operating Partnership	$116,552	$108,437

In addition to FFO, we also disclose recurring FFO, which excludes our share of non-cash adjustments for interest rate swaps, realignment expenses, adjustments for non-recurring lease termination fees, gains and losses on extinguishment of debt, acquisition costs, or other unusual items. Although this is a non-GAAP measure that differs from NAREIT’s definition of FFO, we believe it provides a meaningful presentation of operating performance because it allows investors to compare our operating performance to our performance in prior reporting periods without the effect of items that by their nature are not comparable from period to period and tend to obscure our actual operating results. Recurring FFO measures 100% of the operating performance of Parkway Properties LP’s real estate properties in which Parkway Properties, Inc. owns an interest.

The following table presents a reconciliation of funds from operations attributable to the Operating Partnership to recurring funds from operations attributable to the Operating Partnership for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended
	September 30,
	2015	2014
	(Unaudited)
Funds from operations attributable to the Operating Partnership	$116,552	$108,437
Adjustments to derive recurring funds from operations attributable to the Operating Partnership:
Non-recurring lease termination fee income	(1,584)	(904)
Loss on extinguishment of debt (Parkway's share)	3,962	339
Acquisition costs	768	2,263
Non-cash adjustment for interest rate swap	422	37
Realignment expenses	—	5,135
Recurring funds from operations attributable to the Operating Partnership	$120,120	$115,307

In addition to FFO and recurring FFO, we also disclose FAD, which is FFO, excluding straight line rent adjustments, amortization of above and below market leases, share-based compensation expense, acquisition costs, amortization of loan costs, other non-cash charges, gain or loss on extinguishment of debt, amortization of mortgage interest premium and reduced by recurring non-revenue enhancing capital expenditures for building improvements, tenant improvements and leasing costs. Adjustments for our share of partnerships and joint ventures are included in the computation of FAD on the same basis. While there is not a generally accepted definition established for FAD, we believe it is a non-GAAP measure that provides a meaningful presentation of operating performance by representing cash flow available for our shareholders. FAD measures 100% of the operating performance of Parkway Properties LP’s real estate properties in which Parkway Properties, Inc. owns an interest.

The following table presents a reconciliation of FFO attributable to the Operating Partnership to FAD attributable to the Operating Partnership for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended
	September 30,
	2015	2014
	(Unaudited)
Funds from operations attributable to the Operating Partnership	$116,552	$108,437
Adjustments to derive FAD attributable to the Operating Partnership:
Straight-line rents	(26,993)	(16,618)
Amortization of below market leases, net	(13,722)	(9,877)
Share-based compensation expense	5,115	6,838
Acquisition costs	768	2,263
Amortization of loan costs	2,203	2,031
Non-cash adjustment for interest rate swap (Parkway's share)	422	37
Loss on extinguishment of debt (Parkway's share)	3,962	339
Amortization of mortgage interest premium	(8,941)	(7,252)
Recurring capital expenditures (Parkway's share)	(23,549)	(28,931)
FAD attributable to the Operating Partnership	$55,817	$57,267

EBITDA and Adjusted EBITDA

We believe that using EBITDA as a non-GAAP financial measure helps investors and our management analyze our ability to service debt and pay cash distributions. We define EBITDA as net income before interest expense, income taxes and depreciation and amortization. We further adjust EBITDA to exclude acquisition costs, gains and losses on early extinguishment of debt, impairment of real estate, share-based compensation expense and gains and losses on sales of real estate, which we refer to as Adjusted EBITDA.

Adjustments for Parkway’s share of partnerships and joint ventures are included in the computation of Adjusted EBITDA on the same basis.

However, the material limitations associated with using EBITDA and Adjusted EBITDA as non-GAAP financial measures compared to cash flows provided by operating, investing and financing activities are that EBITDA and Adjusted EBITDA do not reflect our historical cash expenditures or future cash requirements for working capital, capital expenditures or the cash required to make interest and principal payments on our outstanding debt. Although EBITDA and Adjusted EBITDA have limitations as an analytical tool, we compensate for the limitations by only using EBITDA and Adjusted EBITDA to supplement GAAP financial measures. Additionally, we believe that investors should consider EBITDA and Adjusted EBITDA in conjunction with net income and the other required GAAP measures of our performance and liquidity to improve their understanding of our operating results and liquidity. EBITDA and Adjusted EBITDA measure 100% of the operating performance of Parkway Properties LP’s real estate properties in which Parkway Properties, Inc. owns an interest.

We view EBITDA and Adjusted EBITDA primarily as liquidity measures and, as such, the GAAP financial measure most directly comparable to them is cash flows provided by operating activities. Because EBITDA and Adjusted EBITDA are not measures of financial performance calculated in accordance with GAAP, they should not be considered in isolation or as a substitute for operating income, net income, or cash flows provided by operating, investing and financing activities prepared in accordance with GAAP.

The following table reconciles cash flows provided by operating activities to EBITDA for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended
	September 30,
	2015	2014
	(Unaudited)
Cash flows provided by operating activities	$62,413	$39,484
Amortization of below market leases, net	12,422	8,916
Share-based compensation expense	(5,115)	(6,449)
Net gains on sale of real estate	106,913	12,953
Net gains on sale of real estate - discontinued operations	—	10,463
Impairment loss on real estate	(5,400)	—
Loss on extinguishment of debt	(5,542)	—
Equity in earnings (losses) of unconsolidated joint ventures	923	(783)
Distributions of income from unconsolidated joint ventures	(3,230)	—
Change in deferred leasing costs	15,492	(2,403)
Change in condominium units	(9,318)	(7,057)
Change in receivables and other assets	41,869	46,821
Change in accounts payable and other liabilities	9,878	26,374
Net (income) loss attributable to noncontrolling interests - unit holders	(2,572)	58
Net (income) loss attributable to noncontrolling interests - real estate partnerships	(23,733)	501
Tax expense - current	1,185	2,735
Interest expense, net	60,183	50,442
EBITDA	$256,368	$182,055

The reconciliation of net income for Parkway Properties, Inc. to EBITDA and Adjusted EBITDA and the computation of our proportionate share of interest and fixed charge coverage ratios, as well as the net debt to Adjusted EBITDA multiple is as follows for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended
	September 30,
	2015	2014
	(Unaudited)
Net income for Parkway Properties, Inc.	$58,658	$515
Adjustments to net income for Parkway Properties, Inc.:
Interest expense, net	53,891	48,920
Tax expense	1,009	762
Depreciation and amortization	142,810	131,742
Depreciation and amortization - discontinued operations	—	116
EBITDA	256,368	182,055
Impairment loss on real estate	5,400	—
Net gains on sale of real estate (Parkway's share)	(81,547)	(23,416)
Loss on extinguishment of debt (Parkway's share)	3,962	339
Noncontrolling interest - unit holders	2,572	(58)
Acquisition costs (Parkway's share)	768	2,263
Amortization of share-based compensation (Parkway's share)	5,115	6,449
EBITDA adjustments - noncontrolling interest in real estate partnerships and unconsolidated joint ventures	(17,856)	1,074
Adjusted EBITDA (1)	$174,782	$168,706
Interest coverage ratio:
Adjusted EBITDA	$174,782	$168,706
Interest expense:
Interest expense	$53,891	$48,920
Interest expense - noncontrolling interest in real estate partnerships and unconsolidated joint ventures	(9,140)	(1,244)
Total interest expense	$44,751	$47,676
Interest coverage ratio	3.9	3.5
Fixed charge coverage ratio:
Adjusted EBITDA	$174,782	$168,706
Fixed charges:
Interest expense	$44,751	$47,676
Principal payments	5,193	4,954
Total fixed charges	$49,944	$52,630
Fixed charge coverage ratio	3.5	3.2
Net Debt to Adjusted EBITDA multiple:
Annualized Adjusted EBITDA (2)	$223,625	$239,471
Parkway's share of total debt:
Mortgage notes payable	$1,193,953	$1,107,628
Notes payable to banks	550,000	350,000
Adjustments for noncontrolling interest in real estate partnerships and unconsolidated joint ventures	(186,425)	49,501
Parkway's share of total debt	1,557,528	1,507,129
Less: Parkway's share of cash	(88,878)	(104,661)
Parkway's share of net debt	$1,468,650	$1,402,468
Net Debt to Adjusted EBITDA multiple	6.6	5.9

(1)
We define Adjusted EBITDA, a non-GAAP financial measure, as net income before interest expense, income taxes, depreciation and amortization, acquisition costs, gains and losses on early extinguishment of debt, impairment of real estate, share-based compensation expense and gains and losses on sales of real estate. Adjusted EBITDA, as calculated by us, is not comparable to Adjusted EBITDA reported by other REITs that do not define Adjusted EBITDA exactly as we do.

(2)	Annualized Adjusted EBITDA includes the implied annualized impact of any acquisition or disposition activity during the period.

Net Operating Income ("NOI"), Same-Store NOI ("SSNOI") and Recurring SSNOI

We define net operating income (“NOI”) as income from office and parking properties less property operating expenses. NOI measures 100% of the operating performance of Parkway Properties LP’s real estate properties in which Parkway Properties, Inc. owns an interest. We consider NOI to be a useful performance measure to investors and management because it reflects the revenues and expenses directly associated with owning and operating our properties and the impact to operations from trends in occupancy rates, rental rates and operating costs not otherwise reflected in net income.

We also evaluate performance based upon same-store NOI (“SSNOI”) and recurring SSNOI. SSNOI reflects the NOI from properties that were owned for the entire current and prior reporting periods presented and excludes properties acquired or sold during those periods, which eliminates disparities in net operating income due to acquisitions and dispositions of properties during such period. Recurring SSNOI includes adjustments for non-recurring lease termination fees or other unusual items. We believe that these measures provide more consistent metrics for the comparison of our properties from period to period.

NOI, SSNOI and recurring SSNOI as reported by us may not be comparable to similar measures reported by other REITs that do not define the measures as we do. NOI, SSNOI and recurring SSNOI are not measures of operating results as measured by GAAP and should not be considered alternatives to net income.

The following table presents a reconciliation of our net income to NOI, SSNOI and recurring SSNOI for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended
	September 30,
	2015	2014
	(Unaudited)
Net income for Parkway Properties, Inc.	$58,658	$515
Add (deduct):
Interest expense	53,891	48,920
Loss on extinguishment of debt	5,542	—
Depreciation and amortization	142,810	131,742
Management company expenses	8,206	15,364
Income tax expense	1,009	762
General and administrative	24,129	26,139
Acquisition costs	768	2,263
Equity in (earnings) loss of unconsolidated joint ventures	(923)	783
Sale of condominium units	(11,045)	(10,736)
Cost of sales - condominium units	11,079	8,712
Net income (loss) attributable to noncontrolling interests	26,305	(559)
Loss from discontinued operations	—	381
Net gains on sale of real estate	(106,913)	(23,416)
Impairment loss on real estate	5,400	—
Management company income	(8,646)	(16,572)
Interest and other income	(700)	(890)
Net operating income from consolidated office and parking properties (NOI)	209,570	183,408
Less: Net operating income from non same-store properties	(43,854)	(42,691)
Add: One Congress Plaza and San Jacinto Center (1)	—	16,303
Same-store net operating income (SSNOI)	165,716	157,020
Less: non-recurring lease termination fee income	(822)	(585)
Recurring SSNOI	$164,894	$156,435

(1) Same-store net operating income for the nine months ended September 30, 2014 includes the effect of amounts from our One Congress Plaza and San Jacinto Center properties in Austin, Texas as these properties are included as same-store properties for comparative purposes. Previously, the activity from these properties was included in equity in earnings.

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

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at September 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2015. There were no changes in our internal control over financial reporting during the third quarter of 2015 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For a discussion of potential risks and uncertainties, please refer to Item 1A—Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended September 30, 2015 that were not registered under the Securities Act of 1933, as amended.

Purchase of Equity Securities by the Issuer

The Company did not repurchase any securities during the quarter ended September 30, 2015.

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

10.1
Second Amendment to Amended, Restated and Consolidated Credit Agreement dated as of July 10, 2015 by and among Parkway Properties LP, Parkway Properties, Inc., Wells Fargo Bank, National Association as Administrative Agent and the lenders party thereto (incorporated by reference to Exhibit 10.12 to the Company's Form 10-Q filed August 3, 2015).

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

101
The following materials from Parkway Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations and comprehensive income (loss), (iii) consolidated statement of changes in equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.**

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 2, 2015
  PARKWAY PROPERTIES, INC.

  BY: /s/ Scott E. Francis

Scott E. Francis
Executive Vice President and
Chief Accounting Officer