Form 10-K
period 2015-12-31
PARKWAY PROPERTIES INC
filed 2016-02-25
CIK 729237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, at June 30, 2015 was $1.7 billion.

There were 111,635,604 shares of common stock and 4,213,104 shares of limited voting stock outstanding at February 18, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III.

PARKWAY PROPERTIES, INC.

Forward-Looking Statements
Certain sections of this Annual Report on Form 10-K contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 set forth in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Examples of forward-looking statements include projected capital resources, projected profitability and portfolio performance, estimates of market rental rates, projected capital improvements, expected sources of financing, expectations as to the timing of closings of acquisitions, dispositions or other transactions, the ability to complete acquisitions and dispositions and the risks associated therewith, and the expected operating performance of anticipated near-term acquisitions and descriptions relating to these expectations.  We caution investors that any forward-looking statements presented in this Annual Report on Form 10-K are based on management's beliefs and assumptions made by, and information currently available to, management. When used, the words "anticipate," "assume," "believe," "estimate," "expect," "intend," "may," "might," "plan," "potential," "project," "should," "will," "result" or similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions.
Forward-looking statements involve risks and uncertainties (some of which are beyond our control) and are subject to change based upon various factors, including but not limited to the following risks and uncertainties:

•	changes in the real estate industry and in performance of the financial markets;

•	the actual or perceived impact of U.S. monetary policy;

•	competition in the leasing market;

•	the demand for and market acceptance of our properties for rental purposes;

•	oversupply of office properties in our geographic markets;

•	the amount and growth of our expenses;

•	customer financial difficulties and general economic conditions, including increasing interest rates and changes in prices of commodities, as well as economic conditions in our geographic markets;

•	defaults or non-renewal of leases;

•	risks associated with joint venture partners;

•	risks associated with the ownership and development of real property, including risks related to natural disasters;

•	risks associated with property acquisitions;

•	the failure to acquire or sell properties as and when anticipated;

•	illiquidity of real estate;

•	termination or non-renewal of property management contracts;

•	the bankruptcy or insolvency of companies for which we provide property management services or the sale of these properties;

•	the outcome of claims and litigation involving or affecting us;

•	the ability to satisfy conditions necessary to close pending transactions and the ability to successfully integrate businesses;

•	compliance with environmental and other regulations, including real estate and zoning laws;

•	our inability to obtain financing;

•	our inability to use net operating loss carryforwards;

•	our failure to maintain our status as real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the “Code”); and

•	other risks and uncertainties detailed from time to time in our SEC filings.

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

Overview

We are a fully integrated, self-administered and self-managed REIT specializing in the acquisition, ownership, development and management of quality office properties in high-growth submarkets in the Sunbelt region of the United States. We owned or had an interest in a portfolio of 36 office properties located in six states with an aggregate of approximately 14.3 million square feet of leasable space at January 1, 2016. "Part I. Item 2. Properties – Office Buildings" includes a complete listing of properties by market. We offer fee-based real estate services through wholly owned subsidiaries, which in total managed and/or leased approximately 2.7 million square feet for third-party property owners at January 1, 2016. Unless otherwise indicated, all references to square feet represent net rentable area.

Administration

We were formed as a corporation under the laws of the State of Maryland in 1996 and elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 1997. We generally perform commercial real estate leasing, management and acquisition services on an in-house basis. As of December 31, 2015, we had 245 employees. Our principal executive office is located at 390 North Orange Avenue, Suite 2400, Orlando, Florida 32801 and our telephone number is (407) 650-0593. In addition, we have a regional office in Jacksonville, Florida.

Business Objective and Operating Strategies

Our business objective is to maximize long-term stockholder value by generating sustainable cash flow growth and increasing the long-term value of our real estate assets through operations, acquisitions and capital recycling, while maintaining a conservative and flexible balance sheet. We intend to achieve this objective by executing on the following business and growth strategies:

•
Create Value as the Leading Owner of Quality Assets in Core Submarkets. Our investment strategy is to pursue attractive returns by focusing primarily on owning high-quality office buildings and portfolios that are well-located and competitively positioned within central business district and urban infill locations within our core submarkets in the Sunbelt region of the United States. In these submarkets, we seek to maintain a portfolio that consists of core, core-plus and value-add investment opportunities. Further, we intend to pursue an efficient capital allocation strategy that maximizes the returns on our invested capital. This may include selectively disposing of properties when we believe returns have been maximized and redeploying capital into acquisitions or other opportunities.

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

Parkway Properties Office Fund II, L.P.

At December 31, 2015, we had one consolidated partnership structured as a discretionary fund. Parkway Properties Office Fund II, L.P. ("Fund II"), a $750.0 million discretionary fund, was formed on May 14, 2008. Fund II was structured with the Teacher Retirement System of Texas ("TRST") as a 70% investor and our Operating Partnership as a 30% investor, with an original target capital structure of approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt.  Fund II currently owns five properties and one development property totaling 2.2 million square feet in Atlanta, Georgia; Phoenix, Arizona; and Philadelphia, Pennsylvania. In August 2012, Fund II increased its investment capacity by $20.0 million to purchase Hayden Ferry Lakeside III, IV and V, a 2,500 space parking garage, a 21,000 square foot office property and a vacant parcel of land available for development, all adjacent to our Hayden Ferry Lakeside I and Hayden Ferry Lakeside II office properties in Phoenix, Arizona. In August 2013, Fund II expanded its investment guidelines solely for the purpose of authorizing the purchase of a parcel of land available for development in Tempe, Arizona. In April 2014, Fund II authorized the development of Hayden Ferry Lakeside III, as well as the transfer of an interest in the owner of Hayden Ferry Lakeside III, a subsidiary of Fund II, to our Operating Partnership. We now own a 70% indirect interest in Hayden Ferry Lakeside III.

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

Joint Ventures

In addition to the 35 office properties included in our consolidated financial statements, we were also invested in three unconsolidated joint ventures as of December 31, 2015.

US Airways Building Tenancy in Common

On June 3, 2013, we purchased a 74.6% interest in the US Airways Building, a 229,000 square foot office building located in the Tempe submarket of Phoenix, Arizona, for a purchase price of $41.8 million. US Airways owns the remaining 25.4% interest in the building. This nine-story office building is adjacent to our Hayden Ferry Lakeside and Tempe Gateway assets and shares a parking garage with our Tempe Gateway asset. The property is the headquarters for US Airways, which has leased 100% of the building through April 2024. US Airways has a termination option on December 31, 2021 with 12 months' prior written notice. At closing, we issued a $13.9 million first mortgage loan to the US Airways Building Tenancy in Common, which is secured by the US Airways Building. The mortgage loan has a fixed interest rate of 3.0% and matures on December 31, 2016. As of December 31, 2015 and 2014, the balance of the mortgage loan was $13.1 million and $13.4 million, respectively. Because we act as both the lender and the borrower for this mortgage loan, our share of the mortgage loan is not reflected on our consolidated balance sheets. As of December 31, 2015 and 2014, the balance of our mortgage loan receivable was $3.3 million and $3.4 million, respectively.

7000 Central Park

On November 5, 2013, we and our joint venture partner foreclosed and took ownership of 7000 Central Park, a 414,000 square foot office building located in the Central Perimeter of Atlanta, Georgia. We previously acquired a 40% common equity interest in a mortgage note in the original principal amount of $65.0 million secured by the asset. The total purchase price for the note, which was previously under special servicer oversight, was $56.6 million plus an additional $318,000 in transaction costs. Our share of such amount was approximately $45.0 million, comprised of an investment of approximately $37.0 million for a preferred equity interest in the joint venture that acquired the note and an investment of approximately $8.0 million for a 40% common equity interest. On December 13, 2013, we and our joint venture partner placed secured financing on the asset in the amount of $30.0 million, the net proceeds of which were used to repay a portion of our initial preferred equity investment, reducing the preferred equity interest to approximately $7.6 million. On November 6, 2015, we and our joint venture partner sold 7000 Central

Park for a gross sale price of $85.3 million. The joint venture recognized a gain on the sale of 7000 Central Park of approximately $30.5 million, and we recognized a gain on the sale of approximately $9.7 million during the year ended December 31, 2015.

Tryon Place, LLC

On December 23, 2015, we entered into a joint venture agreement with a third party investor for the purpose of exploring a development opportunity in Charlotte, North Carolina. Our investment in this joint venture was $1.0 million as of December 31, 2015.

Financing Strategy

Our financing strategy is to maintain a strong and flexible financial position by limiting our debt to a prudent level. We monitor a number of leverage and other financial metrics defined in our senior unsecured revolving credit facility and unsecured term loans, which includes but is not limited to our total debt to total asset value. In addition, we also monitor interest and fixed charge coverage ratios, earnings before interest, taxes, depreciation and amortization ("EBITDA"), and the net debt to adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") multiple. We also monitor other traditional measures of leverage. Management believes all of the leverage and other financial metrics it monitors, including those discussed above, provide useful information on total debt levels as well as our ability to cover interest and principal with current income.

We intend to finance future growth and future maturing debt with the most advantageous source of capital when available, while also maintaining our variable interest rate exposure at a prudent level. Sources of capital may include selling common or preferred equity or debt securities through public offerings or private placements and sales of our assets. We may, in appropriate circumstances, acquire one or more properties in exchange for our equity securities, including units in our operating partnership. We may also finance specific assets with non-recourse mortgage financing. In such cases, we expect to continue seeking primarily fixed rate, non-recourse mortgage financing with maturities from five to ten years typically amortizing over 25 to 30 years on select office building investments.

We have no set policy as to the amount or percentage of our assets that may be invested in any specific property. Rather than a specific policy, we evaluate each property in terms of whether and the extent to which the property meets our investment criteria and strategic objectives. The strategies and policies set forth above were determined and are subject to review by our Board of Directors (the "Board"), which may change such strategies or policies based upon its evaluation of the state of the real estate market, the performance of our assets, capital and credit market conditions, and other relevant factors.

Capital Allocation

Capital allocation receives constant review by management and our Board, which considers many factors including the capital markets, our weighted average cost of capital, buying criteria, the real estate market and management of the risk associated with the rate of return. We examine all aspects of each type of investment, whether it is fee simple, a joint venture or a mortgage loan receivable, including but not limited to the estimated discount to replacement cost, current yield, and the leveraged and unleveraged internal rate of return.

Third-Party Management

We benefit from a fully integrated management infrastructure, provided by certain of our wholly owned subsidiaries (collectively, our "management companies").  As of January 1, 2016, our management companies managed and/or leased properties containing an aggregate of approximately 17.0 million net rentable square feet, of which approximately 14.3 million net rentable square feet related to properties owned fully or partially by us and approximately 2.7 million net rentable square feet related to properties owned by third parties.

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

Regulation/Environmental

We believe that our properties are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding the environment or hazardous or toxic substances. We are not aware of any environmental condition that we believe would have a material adverse effect on our capital expenditures, earnings or competitive position (before consideration of any potential insurance coverage). Nevertheless, it is possible that there are material environmental conditions and liabilities of which we are unaware. Moreover, no assurances can be given that (1) future laws, ordinances or regulations or future interpretations of existing requirements will not impose any material environmental liability or (2) the current environmental condition of our properties has not been or will not be affected by customers and occupants of our properties, by the condition of properties in the vicinity of our properties or by third parties.

Insurance

We, or in certain instances, customers at our properties, carry comprehensive commercial general liability, fire, extended coverage, business interruption, rental loss coverage, environmental and umbrella liability coverage on all of our properties. We also carry wind and flood coverage on properties in areas where we believe such coverage is warranted, in each case with limits of liability that we deem adequate. Similarly, we are insured against the risk of direct physical damage in amounts we believe to be adequate to reimburse us, on a replacement cost basis, for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period. We believe that our insurance coverage contains policy specifications and insured limits that are customary for similar properties, business activities and markets, and we believe our properties are adequately insured. However, we may be subject to certain types of losses that are generally uninsured losses, including, but not limited to, losses caused by riots, war or acts of God. In the opinion of our management, our properties are adequately insured given the relative risk of loss, the cost of the coverage, and industry practice.

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

Available Information

We make available free of charge on the "Investors" page of our web site, www.pky.com, our filed and furnished reports on Form 10-K, 10-Q and 8-K and all amendments thereto, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the "SEC"). The information on our website is not and should not be considered part of this Annual Report and is not incorporated by reference in this document.

Our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee of our Board are available on the "Investors" page of our web site. Copies of these documents are also available free of charge in print upon written request addressed to Investor Relations, Parkway Properties, Inc., 390 North Orange Avenue, Suite 2400, Orlando, Florida 32801.

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

Since January 1, 2015, we have acquired three wholly owned office properties adding over 879,000 square feet of office space. We intend to continue to pursue the acquisition of properties and portfolios of properties, including large portfolios that could further increase our size and result in further alterations to our capital structure.

Our acquisition activities and their success are subject to the following risks:

•
acquisition agreements contain conditions to closing, which may include completion of due diligence investigations to our satisfaction or other conditions that are not within our control, which may not be satisfied;

•	we may be unable to finance acquisitions on favorable terms or at all;

•	acquired properties may fail to perform as expected;

•	the actual costs of repositioning acquired properties may be higher than our estimates;

•	we may be unable to obtain adequate insurance coverage for new properties;

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

•	abandoning development projects that we have begun to explore or for which we have started development, and failing to recover expenses and costs incurred through the time of abandonment;

•	risk of loss of periodic progress payments or advances to builders prior to completion;

•	termination of leases by customers due to completion delays;

•	the lease-up of space at our development projects may be slower than expected, resulting in lower than expected occupancy levels;

•	rental rates achieved for leased space at our development projects may be lower than anticipated; and

•	other risks related to the lease-up of newly constructed properties.

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

As of December 31, 2015, TPG VI Pantera Holdings, L.P. ("TPG Pantera") and TPG VI Management, LLC (“TPG Management"), an affiliate of TPG Pantera (collectively, the "TPG Entities"), owned approximately 21% of our issued and outstanding common stock and limited voting stock together. In addition, so long as TPG Pantera owns at least 10% of our issued and outstanding common stock, TPG Pantera has a pre-emptive right to participate in our future equity issuances, subject to certain conditions. This concentration of ownership in one stockholder could potentially be disadvantageous to other stockholders' interests. In addition, if TPG Pantera were to sell or otherwise transfer all or a large percentage of its holdings, our stock price could decline and we could find it difficult to raise capital, if needed, through the sale of additional equity securities.

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

In connection with TPG Pantera's May 2012 investment in us, we entered into a stockholders agreement with the TPG Entities, pursuant to which we granted TPG Pantera certain rights that may restrain our ability to take various actions in the future. Under the stockholders agreement, as amended, we have agreed to maintain a ten member Board, and TPG Pantera will have the right to nominate a specified number of directors to the Board and to have a specified number of such directors appointed to each committee of the Board for so long as TPG Pantera's ownership percentage of our common stock is equal to or greater than 5%.

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

If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our customers, we may lose potential customers, and we may be pressured to reduce our rental rates below those we currently charge, or may not be able to increase rates to market rates, in order to retain customers upon expiration of their existing leases. Even if our customers renew their leases or we are able to re-let the space, the terms and other costs of renewal or re-letting, including the cost of required renovations, increased tenant improvement allowances, leasing commissions, declining rental rates, and other potential concessions, may be less favorable than the terms of our current leases and could require significant capital expenditures. If we are unable to renew leases or re-let space in a reasonable time, or if rental rates decline or tenant improvement, leasing commissions, or other costs increase, our financial condition and results of operations could be adversely affected.

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

The Houston market represents approximately 23.6% of the square footage that we owned or had an interest in as of December 31, 2015. The Houston market is economically dependent on the petroleum industry. A key economic variable that affects the petroleum industry is the price of crude oil, which can be influenced by general economic conditions, industry inventory levels, production quotas imposed by the Organization of Petroleum Exporting Countries, weather-related damage and disruptions, competing fuel prices and geopolitical risk. If the Houston market faces significant exposure to fluctuations in global crude oil prices, particularly for extended periods of time, or oil prices continue to decrease, the Houston market may experience business layoffs, downsizing, consolidations, industry slowdowns and other similar factors. These potential risks to our customers in Houston could negatively impact commercial real estate fundamentals and result in lower occupancy, increased market for sublease space, lower rental rates and declining values in our real estate portfolio in the Houston market.

Some of our leases provide customers with the right to terminate their leases early, which could have an adverse effect on our cash flow and results of operations.

Certain of our leases permit our customers to terminate their leases as to all or a portion of the leased premises prior to their stated lease expiration dates under certain circumstances, such as providing notice by a certain date and, in most cases, paying a termination fee. For example, our customer BMC Software, Inc., which is one of our top 20 customers, terminated a portion of its lease with us effective January 31, 2016 and vacated approximately 270,000 square feet in CityWestPlace. To the extent that our customers exercise early termination rights, our cash flow and earnings will be adversely affected, and we can provide no assurances that we will be able to generate an equivalent amount of net effective rent by leasing the vacated space to new third-party customers.

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

As of January 1, 2016, one of our properties, CityWestPlace, accounted for approximately 12.5% of our assets on a consolidated basis. No other property accounted for more than 10% of our portfolio's annualized base rent or assets as of January 1, 2016. Our revenue and cash available for distribution to our stockholders would be materially and adversely affected if this property were materially damaged or destroyed. Additionally, our revenue and cash available for distribution to our stockholders would be materially adversely affected if tenants at this property experienced a downturn in their business, which could weaken their financial condition and result in their failure to make timely rental payments, defaulting under their leases or filing for bankruptcy.

Our joint venture investments could be adversely affected by the capital markets, our lack of sole decision-making authority, our reliance on our joint venture partners' financial condition and any disputes that may arise between us and our joint venture partners.

We have in the past co-invested, and may in the future co-invest, with third parties through partnerships, joint ventures or other structures, acquiring noncontrolling interests in, or sharing responsibility for managing the affairs of, a property, partnership, co-tenancy or other entity. Therefore, we may not be in a position to exercise sole decision-making authority regarding the properties owned through joint ventures. In addition, investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including potential deadlocks in making major decisions, restrictions on our ability to exit the joint venture, reliance on our joint venture partners and the possibility that joint venture partners might become bankrupt or fail to fund their share of required capital contributions, thus exposing us to liabilities in excess of our share of the investment or take action that could jeopardize our REIT status. The funding of our capital contributions may be dependent on proceeds from asset sales, credit facility advances and/or sales of equity securities. Joint venture partners may have business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. We may in specific circumstances be liable for the actions of our joint venture partners. In addition, any disputes that may arise between us and joint venture partners may result in litigation or arbitration that would increase our expenses.

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

In addition, as a current or former owner or operator of real property, we may be subject to liabilities resulting from the presence of hazardous substances, waste or petroleum products at, on, under or emanating from such property, including investigation and cleanup costs, natural resource damages, third-party liability for cleanup costs. personal injury or property damage, and costs or losses arising from property use restrictions. In particular, some of our properties are adjacent to or near other properties that have contained or currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. In addition, certain of our properties are on, adjacent to, or near sites upon which others, including former owners or tenants of our properties, have engaged, or may in the future engage, in activities that have released or may have released petroleum products or other hazardous or toxic substances. Cleanup liabilities are often imposed without regard to whether the owner or operator knew of, or was responsible for, the presence of such contamination, and the liability may be joint and several. The presence of hazardous substances also may result in use restrictions on impacted properties or result in liens on contaminated sites in favor of the government for damages it incurs to address contamination. We also may be liable for the costs of removal or remediation of hazardous substances or waste at disposal or treatment facilities if we arranged for disposal or treatment of hazardous substances at such facilities, whether or not we own such facility. Moreover, buildings and other improvements on our properties may contain asbestos-containing material or could have indoor air quality concerns (e.g., from airborne contaminants such as mold), which may subject us to costs, damages and other liabilities including abatement cleanup, personal injury, and property damage liabilities. The foregoing could adversely affect occupancy and our ability to develop, sell or borrow against any affected property and could require us to make significant unanticipated expenditures that would adversely impact our business, financial condition and results of operations.

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

Our properties must comply with the Americans with Disabilities Act (the "ADA") and any equivalent state or local laws, to the extent that our properties are public accommodations as defined under such laws. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. If one or more of our properties is not in compliance with the ADA or any equivalent state or local laws, then we may be required to incur additional costs to bring the property into compliance with the ADA or similar state or local laws. Noncompliance with the ADA could also result in imposition of fines or an award of damages to private litigants. We cannot predict the ultimate amount of the cost of compliance with the ADA or any equivalent state or local laws. If we incur substantial costs to comply with the ADA or any equivalent state or local laws, our business, financial condition and results of operations could be adversely affected.

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

Acting as a principal may also mean that we pay a contractor before we have been reimbursed by the client, which exposes us to additional risks of collection from the client in the event of an intervening bankruptcy or insolvency of the client. The reverse can occur as well, where a contractor that we have paid files bankruptcy or commits fraud with the funds before completing a project for which we have paid it in part or in full. As part of our project management business, we are responsible for managing the various other contractors required for a project, including general contractors, in order to ensure that the cost of a project does not exceed the contract price and that the project is completed on time. In the event that one of the other contractors on the project does not or cannot perform as a result of bankruptcy or for some other reason, we may be responsible for any cost overruns as well as the consequences for late delivery. In the event that for whatever reason we have not accurately estimated our own costs of providing services under warranted or guaranteed cost contracts, we may lose money on such contracts until such time as we can legally terminate them.

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

We, or in certain instances, customers at our properties, carry comprehensive commercial general liability, fire, extended coverage, business interruption, rental loss coverage, environmental and umbrella liability coverage on all of our properties. We also carry wind and flood coverage on properties in areas where we believe such coverage is warranted, in each case with limits of liability that we deem adequate. Similarly, we are insured against the risk of direct physical damage in amounts we believe to be adequate to reimburse us, on a replacement cost basis, for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period. We believe that our insurance coverage contains policy specifications and insured limits that are customary for similar properties, business activities and markets, and we believe our properties are adequately insured. However, we may be subject to certain types of losses that are generally uninsured losses, including, but not limited to losses caused by riots, war or acts of God. In the event of substantial property loss, the insurance coverage may not be sufficient to pay the full current market value or current replacement cost of the property. In the event of an uninsured loss, we could lose some or all of our capital investment, cash flow and anticipated profits related to one or more properties. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it not feasible to use insurance proceeds to replace a property after it has been damaged or destroyed. Under such circumstances, the insurance proceeds we receive might not be adequate to restore our economic position with respect to such property.

We may be subject to litigation, which could have a material adverse effect on our financial condition.

We may be subject to litigation, including claims relating to our assets and operations that are otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which we may not be insured against. We generally intend to vigorously defend ourselves against such claims. However, we cannot be certain of the ultimate outcomes of claims that may be asserted. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments and settlements exceed insured levels, would adversely impact our earnings and cash flows, thereby impacting our ability to service debt and make quarterly distributions to our stockholders. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our financial condition and results of operations, expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and directors.

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

As of December 31, 2015, we had approximately $1.8 billion of total outstanding indebtedness. In addition, in connection with executing our business strategies going forward, we expect to continue to evaluate the possibility of acquiring additional properties and making strategic investments, and we may elect to finance these endeavors by incurring additional indebtedness. The amount of such indebtedness could have material adverse consequences for us, including:

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

Moreover, to respond to competitive challenges, we may be required to raise substantial additional capital to execute our business strategy. Our ability to arrange additional financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. If we are able to obtain additional financing, our credit ratings could be further adversely affected, which could further raise our borrowing costs and further limit our future access to capital and our ability to satisfy our obligations under our indebtedness.

We have existing debt and refinancing risks that could affect our cost of operations.

We currently have both fixed and variable rate indebtedness and may incur additional indebtedness in the future, including borrowings under our credit facilities, to finance possible acquisitions and for general corporate purposes. As a result, we are, and expect to be, subject to the risks normally associated with debt financing including:

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

Our governing documents do not limit the amount of indebtedness we may incur. Accordingly, our Board may incur additional debt and would do so, for example, if it were necessary to maintain our status as a REIT. We might become more highly leveraged as a result, and our financial condition, results of operations and cash available for distribution to stockholders might be negatively affected, and the risk of default on our indebtedness could increase.

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

Our senior unsecured revolving credit facility and unsecured term loans contain restrictions on the amount of debt we may incur and other restrictions and requirements on our operations. These restrictions, as well as any additional restrictions to which we may become subject to in connection with additional financings or refinancings, could restrict our ability to pursue business initiatives, effect certain transactions or make other changes to our business that may otherwise be beneficial to us, which could adversely affect our results of operations. In addition, violations of these covenants could cause declaration of defaults under, and acceleration of, any related indebtedness, which would result in adverse consequences to our financial condition. Our senior unsecured revolving credit facility and unsecured term loans also contain cross-default provisions that give the lenders the right to declare a default if we are in default under other loans in excess of certain amounts. In the event of a default, we may be required to repay such debt with capital from other sources, which may not be available to us on attractive terms, or at all, which would have a material adverse effect on our business, financial condition and results of operations.

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

In order to qualify as a REIT, we generally must distribute annually at least 90% of our "REIT taxable income," subject to certain adjustments and excluding any net capital gain. Because of this distribution requirement, it is not likely that we will be able to fund all future capital needs from income from operations. As a result, when we engage in the development or acquisition of new properties or expansion or redevelopment of existing properties, we will continue to rely on third-party sources of capital, including lines of credit, collateralized or unsecured debt (both construction financing and permanent debt) and equity issuances. Our access to third-party sources of capital depends on a number of factors, including general market conditions, the market's view of the quality of our assets, the market's perception of our growth potential, our current debt levels and our current and expected future earnings. There can be no assurance that we will be able to obtain the financing necessary to fund our current or new developments or project expansions or our acquisition activities on terms favorable to us or at all. If we are unable to obtain a sufficient level of third-party financing to fund our capital needs, our results of operations, financial condition and ability to make distributions to our stockholders may be adversely affected.

We may amend our investment strategy and business policies without your approval.

Our Board may change our investment strategy or any of our guidelines, financing strategy or leverage policies with respect to investments, acquisitions, growth, operations, indebtedness, capitalization and distributions at any time without the consent of our stockholders, which could result in an investment portfolio with a different risk profile. A change in our strategy may increase our exposure to interest rate risk, default risk and real estate market fluctuations. These changes could adversely affect our financial condition, results of operations, the market price of our common stock and our ability to make distributions to our stockholders.

Our ability to use our net operating loss carryforwards is limited.

As of December 31, 2015, we had net operating losses ("NOLs") of approximately $166.4 million for U.S. federal income tax purposes (not including NOLs acquired from our merger transactions with Thomas Properties Group, Inc. ("TPGI") in December 2013 (such transactions, the "Mergers")). These NOLs are subject to varying expirations between 2018 and 2032. In 2012, we underwent an ownership change for purposes of Section 382 of the Code. An ownership change is, as a general matter, triggered by sales or acquisitions of our stock in excess of 50% on a cumulative basis during a three-year period by persons owning five percent or more of our total equity value. As a result of this ownership change, and subject to certain exceptions, our NOLs in existence at that time are subject to a gross annual limitation of $15.4 million.  As of the year ended December 31, 2015, we generally may utilize approximately $47.0 million of our NOLs carryforwards derived prior to the ownership change to reduce our "REIT taxable income" (and therefore our distribution requirement) for a given taxable year. In addition, if we experience an additional ownership change during any subsequent three-year period, our future ability to utilize our NOLs may become further limited. In addition, our ability to use NOLs of TPGI, totaling $85.8 million, to which we succeeded as a result of the merger of TPGI with and into Parkway Properties, Inc. on December 19, 2013 (the "Parent Merger") is limited.

The Parent Merger carried certain tax risks.

Because TPGI was taxable as a regular C corporation and we acquired its appreciated assets in a transaction in which the adjusted tax basis of the assets in our hands was determined by reference to the adjusted tax basis of the assets in the hands of TPGI prior to the Parent Merger, we will be subject to corporate income tax on the "built-in gain" (totaling approximately $66.7 million or $36.7 million net of NOLs deduction) that existed with respect to TPGI’s assets at the time of the Parent Merger to the extent that we dispose of those assets in a taxable transaction within ten years following the Parent Merger (which occurred on December 19, 2013).

Furthermore, in order to qualify as a REIT, we must not have, at the end of any taxable year, any earnings and profits accumulated in a non-REIT year. In connection with the Parent Merger, we succeeded to any earnings and profits accumulated by TPGI for taxable periods preceding the Parent Merger. In connection with the closing of the Mergers, however, we received a report, prepared by TPGI’s accountants, to the effect that TPGI did not have any earnings and profits accumulated in a non-REIT year to which we would succeed as a result of the Parent Merger. If we are (or were) treated as having, as a result of the Parent Merger, any earnings and profits accumulated in any non-REIT year, in order to maintain our qualification as a REIT, we may have to pay a special dividend and/or employ applicable deficiency dividend procedures to eliminate such earnings and profits. If we were to need to make a special dividend or pay a deficiency dividend and do not otherwise have cash on hand to do so, we may need to (1) sell assets in adverse market conditions, (2) borrow on unfavorable terms, (3) distribute amounts otherwise intended to be used for other purposes, or (4) make a taxable distribution of common stock, which could increase our costs or reduce our equity. In addition, we may be required to pay interest based on the amount of any such deficiency dividends.

Risks Related to Our Status as a REIT

Loss of our tax status as a REIT would have significant adverse consequences to us and the value of our securities.

We believe that we qualify for taxation as a REIT for U.S. federal income tax purposes, and we plan to operate so that we can continue to meet the requirements for taxation as a REIT. To qualify as a REIT we must satisfy numerous requirements (some on an annual and quarterly basis) established under the highly technical and complex provisions of the Code applicable to REITs, which include:

•	maintaining ownership of specified minimum levels of real estate related assets;

•	generating specified minimum levels of real estate related income;

•	maintaining certain diversity of ownership requirements with respect to our shares; and

•	distributing at least 90% of our "REIT taxable income," subject to certain adjustments and excluding any net capital gain on an annual basis.

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

We believe that our Operating Partnership is properly treated as a partnership for U.S. federal income tax purposes. As a partnership, our Operating Partnership is not subject to U.S. federal income tax on its income. Instead, each of its partners, including us, is allocated, and may be required to pay tax with respect to, its share of our Operating Partnership's income. We cannot assure you, however, that the Internal Revenue Service (the “IRS") will not challenge the status of our Operating Partnership or any other subsidiary partnerships in which we own an interest as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our Operating Partnership or certain of our other subsidiary partnerships as an entity taxable as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of our Operating Partnership or any subsidiary partnerships to qualify as a partnership would cause it to become subject to federal and state corporate income tax, which could reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.

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

We face possible state and local tax audits.

Because we are organized and qualify as a REIT, we are generally not subject to federal income taxes, but we are subject to certain state and local taxes. In the normal course of business, certain entities through which we own real estate have undergone tax audits. Collectively, tax deficiency notices received to date from the jurisdictions conducting previous audits have not been material. However, there can be no assurance that future audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on our results of operations.

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

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% (20% for tax years beginning after December 31, 2017) of the value of our total assets can be represented by stock or securities of one or more TRSs. Effective for taxable years beginning after December 31, 2015, debt instruments issued by publicly offered REITs, to the extent not secured by real property or interests in real property, qualify for the 75% asset test, but the value of such debt instruments cannot exceed 25% of the value of our total assets. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio or contribute to a TRS otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders. In addition, we may be unable to pursue investments that would otherwise be advantageous to us in order to satisfy the source of income or asset diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make, and, in certain cases, maintain ownership of, certain attractive investments.

The requirements necessary to maintain our REIT status limit our ability to earn fee income at the REIT level, which causes us to conduct fee-generating activities through a TRS.

The REIT provisions of the Code limit our ability to earn additional management fee and other fee income from joint ventures and third parties. Our aggregate gross income from fees and certain other non-qualifying sources cannot exceed 5% of our annual gross income. As a result, our ability to increase the amount of fee income we earn at the REIT level is limited and, therefore, we conduct fee-generating activities through a TRS. Any fee income we earn through a TRS is subject to U.S. federal, state and local income tax at regular corporate rates, which reduces our cash available for distribution to stockholders.

Our ability to own stock and securities of TRSs is limited and our transactions with our TRSs will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm's length terms.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (20% for tax years beginning after December 31, 2017) of the value of a REIT's assets may consist of stock or securities of one or more TRSs. In addition, the rules applicable to TRSs limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions involving a TRS that are not conducted on an arm's length basis.

Our TRS will pay U.S. federal, state and local income tax on its taxable income. The after-tax net income of our TRSs will be available for distribution to us but generally is not required to be distributed. We anticipate that the aggregate value of the stock and securities of our TRS will be less than 25% (20% for tax years beginning after December 31, 2017) of the value of our total assets (including the stock and securities of our TRS). Furthermore, we will monitor the value of our respective investments in our TRS for the purpose of ensuring compliance with the ownership limitations applicable to TRSs. We will scrutinize all of our transactions involving our TRS to ensure that they are entered into on arm's length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25%/20% limitation discussed above or avoid application of the 100% excise tax discussed above.

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

The ability of our Board to revoke our REIT election without stockholder approval may cause adverse consequences to our stockholders.
Our charter provides that our Board may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if our Board determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to qualify as a REIT, we would become subject to U.S. federal income tax on our net taxable income and we generally would no longer be required to distribute any of our net taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders.

There is a risk of changes in the tax law applicable to REITs.

The Internal Revenue Service, the United States Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations and other guidance. For example, in December 2015, the Protecting Americans from Tax Hikes Act of 2015 was passed by Congress and signed by the President.  Among other provisions, this legislation contained changes to tax law impacting REIT restrictions and requirements, including modifying one of the REIT income tests and the REIT asset tests to permit investments in debt instruments issued by “publicly offering REITs” to be treated as qualified real estate assets; modifying the calculation methodology related to prohibited transactions; modifying treatment of ancillary personal property leased with real property to be treated as real property for one of the REIT asset tests and, effective for tax years beginning after December 31, 2017, reducing the percentage of gross assets a REIT can hold as securities of a TRS. We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be adopted. Any legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of us and/or our investors.

Risks Associated with Our Stock

Limitations on the ownership of our common stock may preclude the acquisition or change of control of our Company.

Certain provisions contained in our charter and bylaws and certain provisions of Maryland law may have the effect of discouraging a third party from making an acquisition proposal for us and may thereby inhibit a change of control. Provisions of our charter are designed to assist us in maintaining our qualification as a REIT under the Code by preventing concentrated ownership of our capital stock that might jeopardize REIT qualification. Among other things, these provisions provide that, if a transfer of our stock or a change in our capital structure would result in (1) any person (as defined in the charter) directly or indirectly acquiring beneficial or constructive ownership of more than 9.8% (in value or in number, whichever is more restrictive) of our outstanding equity stock excluding Excess Stock (as defined below), (2) our outstanding shares being owned by fewer than 100 persons, or (3) our being "closely held" within the meaning of Section 856(h) of the Code, then:

•	any proposed transfer will be void from the beginning and we will not recognize such transfer;

•	we may institute legal proceedings to enjoin such transfer;

•	we will have the right to redeem the shares proposed to be transferred; and/or

•	the shares proposed to be transferred will be automatically converted into and exchanged for shares of a separate class of stock (the "Excess Stock").

Excess Stock has no dividend or voting rights but holders of Excess Stock do have certain rights in the event of our liquidation, dissolution or winding up. Our charter provides that we will hold the Excess Stock as trustee for the person or persons to whom the shares are ultimately transferred, until the time that the shares are retransferred to a person or persons in whose hands the shares would not be Excess Stock and certain price-related restrictions are satisfied. These provisions may have an anti-takeover effect by discouraging tender offers or purchases of large blocks of stock, thereby limiting the opportunity for stockholders to receive a premium for their shares over then-prevailing market prices. Under the terms of our charter, our Board has the authority to waive these ownership restrictions.

Furthermore, under our charter, our Board has the authority to classify and reclassify any of our unissued shares of capital stock into shares of capital stock with such preferences, rights, powers and restrictions as the Board may determine. The authorization and issuance of a new class of capital stock could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our stockholders' best interests.

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

One of the factors that will influence the price of our common stock will be the dividend yield on our common stock (the dividend per share as a percentage of the price of our common stock) relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of our common stock to expect a higher dividend yield, and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our common stock to decrease.

The number of shares of our common stock available for future issuance or sale could adversely affect the per share trading price of our common stock and may be dilutive to current stockholders.

Our charter authorizes our Board to, among other things, issue additional shares of capital stock without stockholder approval. We cannot predict whether future issuances or sales of shares of our common stock or the availability of shares for resale in the open market will decrease the per share trading price per share of our common stock. The issuance of substantial numbers of shares of our common stock in the public market, or upon exchange of common units of limited partnership interests in our Operating Partnership, or the perception that such issuances might occur, could adversely affect the per share trading price of our common stock. In addition, any such issuance could dilute our existing stockholders' interests in our company. The per share trading price of our common stock may decline significantly upon the sale of shares of our common stock pursuant to registration rights granted to the TPG Entities in connection with TPG Pantera's investment in us in May 2012. In particular, we have entered into a stockholders agreement with the TPG Entities pursuant to which the TPG Entities may at any time (1) make up to three demands for registration and (2) include the common stock they hold in any registration statement we file on account of any of our other security holders. The shares of common stock that may be registered on behalf of the TPG Entities, as described above, represent approximately 21% of our issued and outstanding common stock and of our issued and outstanding common stock and limited voting stock as of December 31, 2015. As a result, a substantial number of shares may be sold pursuant to the registration rights granted to the TPG Entities. The sale of such shares by the TPG Entities, or the perception that such a sale may occur, could materially and adversely affect the per share trading price of our common stock and could dilute our existing stockholders' interests in our company.

The exchange of common units for common stock, the issuance of our common stock or common units in connection with future property, portfolio or business acquisitions and other issuances of our common stock could have an adverse effect on the per share trading price of our common stock. In addition, we may issue shares of our common stock or grant options, deferred incentive share units, restricted shares or other equity-based awards exercisable for or convertible or exchangeable into shares of our common stock under the Parkway Properties, Inc. and Parkway Properties LP 2015 Omnibus Equity Incentive Plan. Future issuances of shares of our common stock may be dilutive to existing stockholders.

Future offerings of debt securities, which would be senior to our common stock upon liquidation, or preferred equity securities which may be senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the per share trading price of our common stock.

In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities (or causing our Operating Partnership to issue such debt securities), including medium-term notes, senior or subordinated notes and additional classes or series of preferred stock. Upon liquidation, holders of our debt securities and shares of preferred stock or preferred units of partnership interest in our Operating Partnership and lenders with respect to other borrowings will be entitled to receive our available assets prior to distribution to the holders of our common stock. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. Other than the TPG Entities, holders of our common stock are not entitled to preemptive rights or other protections against dilution. Any shares of preferred stock or preferred units that we issue in the future could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to pay dividends to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the per share trading price of our common stock and diluting their interest in us.

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

We may change our dividend policy.

Future distributions will be declared and paid at the discretion of our Board and the amount and timing of distributions will depend upon cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as our Board deems relevant. Our Board may change our dividend policy at any time, and there can be no assurance as to the manner in which future dividends will be paid or that the current dividend level will be maintained in future periods.

Our senior unsecured revolving credit facility and unsecured term loans prohibit us from repurchasing shares of our common stock and may limit our ability to pay dividends on our common stock.

Our senior unsecured revolving credit facility and unsecured term loans prohibit us from repurchasing any shares of our common stock, during the term of the senior unsecured revolving credit facility and the unsecured term loans. Under the credit agreement governing our senior unsecured revolving credit facility and unsecured term loans, our distributions may not exceed the greater of (1) 90% of our funds from operations, (2) the amount required for us to qualify and maintain our status as a REIT, or (3) the amount required for us to avoid the imposition of income and excise taxes. As a result, if we do not generate sufficient funds from operations (as defined in the credit agreement) during the 12 months preceding any common stock dividend payment date, we would not be able to pay dividends to our common stockholders consistent with our past practice without causing a default under our credit agreement. In the event of such a default, we would be unable to borrow under our credit agreement, and any amounts we have borrowed under the credit agreement thereunder could become due and payable.

The price of our common stock may be volatile and may decline.

The market price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside of our control. In addition, the stock market is subject to fluctuations in share prices and trading volumes that affect the market prices of the shares of many companies. These fluctuations in the stock market may adversely affect the market price of our common stock. Among the factors that could affect the market price of our common stock are:

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

ITEM 1B.                  Unresolved Staff Comments.

None.

ITEM 2.                  Properties.

General

We operate and invest principally in quality office properties in high growth submarkets in the Sunbelt region of the United States. At January 1, 2016, we owned or had an interest in 36 office properties, including interests held through consolidated and unconsolidated joint ventures, comprising approximately 14.3 million square feet of office space located in six states.

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

Acquisitions

During the year ended December 31, 2015, we purchased three wholly owned office properties as follows (in thousands):

Office Properties	Location	Type of Ownership	Square Feet	Date Purchased	Gross Purchase Price (1)
One Buckhead Plaza	Atlanta, GA	Wholly Owned	464	01/08/2015	$157,000
Harborview Plaza	Tampa, FL	Wholly Owned	205	09/25/2015	49,000
Two Buckhead Plaza	Atlanta, GA	Wholly Owned	210	10/01/2015	80,000
			879		$286,000
(1) Purchase price consists of the contract price only and does not include closing costs, adjustments, proration or improvements made subsequent to purchase.

We generally financed these acquisitions with borrowings under our unsecured term loans and senior unsecured revolving credit facility and available cash.

We purchased these three assets at an estimated weighted average capitalization rate of 5.9%. We compute the estimated capitalization rate by dividing estimated cash net operating income including rent concessions for the first year of ownership by the gross purchase price. We define cash net operating income as property specific revenues (rental revenue, property expense recoveries and other revenue) less property specific expenses (personnel, real estate taxes, insurance, repairs and maintenance and other property expenses).

Dispositions

During the year ended December 31, 2015, we sold the following properties (in thousands):

Office Properties	Location	Type of Ownership	Square Feet	Date of Sale	Gross Sales Price	Gain (Loss) on Sale
Raymond James Tower (1)	Memphis, TN	Wholly Owned	337	01/15/2015	$19,250	$(117)
Honeywell Building	Houston, TX	Wholly Owned	157	02/04/2015	28,000	14,276
Two Ravinia Drive (2)	Atlanta, GA	Joint Venture	390	04/08/2015	78,000	29,034
400 North Belt	Houston, TX	Wholly Owned	231	05/08/2015	10,150	(1,233)
Peachtree Dunwoody	Atlanta, GA	Wholly Owned	370	05/13/2015	53,940	14,454
Hillsboro I-IV and V (3)	Ft. Lauderdale, FL	Wholly Owned	216	06/05/2015	22,000	2,411
Riverplace South	Jacksonville, FL	Wholly Owned	113	06/12/2015	9,000	466
Westshore Corporate Center	Tampa, FL	Wholly Owned	173	07/07/2015	30,000	7,938
Cypress Center I-III and IV	Tampa, FL	Wholly Owned	287	07/07/2015	36,000	11,219
245 Riverside (4)	Jacksonville, FL	Joint Venture	137	07/16/2015	25,100	7,203
550 Greens Parkway	Houston, TX	Wholly Owned	72	07/31/2015	2,258	37
Comerica Bank Building	Houston, TX	Wholly Owned	194	09/01/2015	31,350	13,013
Squaw Peak I & II	Phoenix, AZ	Wholly Owned	290	09/03/2015	51,300	13,235
One Commerce Green (5)	Houston, TX	Wholly Owned	341	09/11/2015	47,500	(5,201)
City Centre	Jackson, MS	Wholly Owned	266	09/30/2015	6,200	(108)
Millenia Park One	Orlando, FL	Wholly Owned	157	12/23/2015	28,200	3,540
			3,731		$478,248	$110,167
(1) The Raymond James Tower was sold for a gross sale price of $19.3 million, providing $8.9 million in buyer credits.
(2) Two Ravinia Drive was a Fund II property, of which 30% was our share. Our share of the gain was $8.7 million.
(3) Hillsboro I-IV and V represent the sale of two office properties.
(4) 245 Riverside was a Fund II property, of which 30% was our share. Our share of the gain was $2.2 million.
(5) One Commerce Green was sold for a gross sale price of $47.5 million, providing $23.5 million in buyer credits.

On November 6, 2015, we and our joint venture partner sold 7000 Central Park for a gross sale price of $85.3 million. The joint venture recognized a gain on the sale of 7000 Central Park of approximately $30.5 million, and we recognized a gain on the sale of approximately $9.7 million during the year ended December 31, 2015.

The following table sets forth certain information about office properties which we owned or had an interest in at January 1, 2016:

Market and Property	Parkway's Ownership Interest	Total Net Rentable Square Feet(In thousands)	Occupancy Percentage	Weighted Avg. Gross Rental Rate Per Net Rentable Square Foot (1)	% of Leases Expiring in 2016 (2)	Year Built/ Renovated
CONSOLIDATED PROPERTIES:
PHOENIX, AZ
Hayden Ferry Lakeside I	30.0%	204	74.4%	$30.38	5.9%	2002
Hayden Ferry Lakeside II	30.0%	299	100.0%	31.03	1.8%	2007
Hayden Ferry Lakeside IV	30.0%	21	80.7%	33.09	—%	2007
Tempe Gateway	100.0%	264	98.4%	28.27	—%	2009
		788
JACKSONVILLE, FL
Stein Mart Building	100.0%	197	92.0%	19.70	4.1%	1985
Deerwood North	100.0%	498	97.1%	22.47	13.7%	1999
Deerwood South	100.0%	523	96.4%	21.59	4.8%	1999
JTB Center	100.0%	248	97.6%	20.77	17.2%	1999 - 2001
		1,466
TAMPA, FL
Corporate Center I (3)	100.0%	391	78.2%	30.54	8.5%	1999
Corporate Center II (3)	100.0%	291	71.6%	31.06	3.8%	2002
Corporate Center III (3)	100.0%	292	67.4%	35.26	3.4%	2004
Corporate Center IV (3)	100.0%	250	95.9%	35.78	1.2%	2008
Harborview Plaza	100.0%	205	96.0%	29.18	—%	2002
The Pointe	100.0%	252	91.1%	29.73	8.4%	1982
		1,681

Market and Property	Parkway's Ownership Interest	Total Net Rentable Square Feet(In thousands)	Occupancy Percentage	Weighted Avg. Gross Rental Rate Per Net Rentable Square Foot (1)	% of Leases Expiring in 2016 (2)	Year Built/ Renovated
MIAMI, FL
Lincoln Place (3)	100.0%	140	100.0%	25.18	—%	2002
Courvoisier Centre (5)	100.0%	343	83.7%	43.85	9.8%	1986/1990
		483
ORLANDO, FL
Citrus Center	100.0%	261	94.6%	25.96	6.8%	1971
Bank of America Center	100.0%	421	88.7%	27.87	9.3%	1987
One Orlando Centre	100.0%	356	85.3%	26.22	19.7%	1987
		1,038
ATLANTA, GA
3350 Peachtree	100.0%	409	92.0%	28.77	1.8%	1989
3348 Peachtree	100.0%	260	84.0%	29.14	3.4%	1998
3344 Peachtree	33.0%	485	95.9%	40.08	8.5%	2008
The Forum at West Paces	100.0%	220	79.8%	32.98	2.9%	2001
One Buckhead Plaza	100.0%	464	91.6%	29.54	4.3%	1987
Two Buckhead Plaza	100.0%	210	96.6%	35.87	16.6%	2006
		2,048
CHARLOTTE, NC
Hearst Tower	100.0%	964	93.6%	29.95	0.9%	2002
NASCAR Plaza (3)	100.0%	394	100.0%	28.23	1.8%	2009
		1,358
PHILADELPHIA, PA
Two Liberty Place	19.0%	941	98.2%	31.18	9.4%	1990
		941
AUSTIN, TX
One Congress Plaza	100.0%	514	78.4%	44.64	9.9%	1987
San Jacinto Center	100.0%	406	86.5%	45.52	0.5%	1987
		920
HOUSTON, TX
5300 Memorial (4)	100.0%	154	93.5%	28.85	9.9%	1982
Town & Country (4)	100.0%	149	93.7%	30.66	25.7%	1982
Phoenix Tower	100.0%	630	82.5%	31.84	6.4%	1984/2011
CityWestPlace	100.0%	1,472	97.7%	38.00	25.8%	1993-2001
San Felipe Plaza	100.0%	980	85.0%	37.21	7.4%	1984
		3,385
Total Consolidated Properties		14,108

UNCONSOLIDATED PROPERTIES:

PHOENIX, AZ
US Airways Building	74.6%	229	100.0%	18.14	—%	1999

Total Properties as of January 1, 2016		14,337	90.7%	$32.27	8.6%
(1) Weighted average expiring gross rental rate is the weighted average current rental rate, which also includes $5.86 per square foot of escalations for operating expenses. These rates do not reflect any future increases in contractual rent or projections with respect to expense reimbursements.
(2) The percentage of leases expiring in 2016 represents the ratio of square feet under leases expiring in 2016 divided by total net rentable square feet.
(3) These properties are subject to ground leases. See "Note 2 — Investment in Office Properties," to the consolidated financial statements for additional information on these ground leases.
(4) 5300 Memorial and Town & Country were classified as Held for Sale as of December 31, 2015, and were sold on January 22, 2016.
(5) On February 5, 2016, we sold 80% of our interest in Courvoisier Centre.

Development Property

We have a consolidated joint venture with Fund II for Hayden Ferry Lakeside III, a development property located in Phoenix, Arizona. We have a 57.142% direct membership interest in the joint venture with Fund II as a 42.858% investor. In total, we are, directly and indirectly, a 70% investor in the joint venture, and TRST is a 30% investor.

During the year ended December 31, 2015, Fund II increased its investment in the Hayden Ferry Lakeside III development by $37.3 million, of which our share was approximately $26.1 million. To date, Fund II has invested $61.3 million in the project and expects the total investment to be approximately $68.8 million. As of December 31, 2015, our total investment and our expected total investment were approximately $42.9 million and $48.2 million, respectively. The property was 71.1% occupied as of January 1, 2016.

Lease expirations

The following table represents the embedded growth by lease expiration year for our portfolio including consolidated and unconsolidated joint ventures:

Year of Expiration	Occupied Square Footage (in thousands)	Percentage of Total Square Feet	Annualized Rental Revenue (in thousands)	Number of Leases	Weighted Average Expiring Gross Rental Rate Per NRSF	Weighted Average Estimated Market Rent per NRSF (1)
2016	1,226	8.6%	$39,373	248	$32.12	$35.48
2017	1,375	9.6%	42,599	161	30.98	33.26
2018	1,323	9.2%	42,846	171	32.39	34.10
2019	1,196	8.4%	40,495	112	33.86	34.13
2020	1,084	7.5%	36,647	123	33.81	34.85
2021	1,414	9.9%	44,789	61	31.68	33.86
Thereafter	5,390	37.5%	173,065	153	32.11	34.42
	13,008	90.7%	419,814	1,029	$32.27	$34.34
(1) Estimated average market rent is based upon our estimates, determined, in part, by information obtained from (1) our experience in leasing space at our properties; (2) leasing agents in relevant markets with respect to quoted rental rates and completed leasing transactions for comparable properties in relevant markets; and (3) publicly available data with respect thereto. Estimated average market rent is weighted by the occupied rentable square feet in each property. The weighted average estimated market rent per net rentable square foot is solely an estimate, and is not a projection of anticipated rent we will realize upon release of the properties.

Top 20 Customers (based on rental revenue)

At January 1, 2016, our office properties were comprised of 1,029 leases associated with 833 customers, which are in a wide variety of industries. Our largest customer and 20 largest customers accounted for 6.4% and 39.5%, respectively, of our annualized rental revenue. The following table sets forth information concerning the 20 largest customers in our portfolio, including consolidated and unconsolidated joint ventures, based on annualized rent as of January 1, 2016 (in thousands, except number of properties, square footage and footnotes):

Customer (1)	No. of Props	Square Footage Expiring						Occupied Square Footage	Annualized Rental Revenue (2)	Percentage of Total Annualized Rent
		2016	2017	2018	2019	2020	Thereafter
Statoil Gulf Services, LLC (3)	2	74,238	76,201	—	—	—	416,788	567,227	$23,729	6.4%
BMC Software, Inc. (4)	4	315,563	—	37,139	—	—	216,237	568,939	18,367	4.9%
CIGNA Health and Life Insurance Company (5)	1	84,951	—	—	—	—	319,755	404,706	12,134	3.3%
Bank of America (6)	3	—	—	—	—	—	380,954	380,954	11,406	3.1%
Ion Geophysical Corporation (7)	1	—	—	—	—	—	176,349	176,349	7,690	2.1%
Blue Cross Blue Shield (BCBS) (8)	2	—	18,419	—	—	—	227,592	246,011	6,693	1.8%
Wells Fargo (9)	3	7,969	—	—	—	107,773	81,857	197,599	6,650	1.8%
ENSCO International Incorporated (10)	1	546	152	—	—	—	166,136	166,834	5,941	1.6%
Regus Equity Business Centers, LLC (11)	9	28,286	29,655	25,577	—	45,790	49,077	178,385	5,822	1.6%
Raymond James & Associates, Inc. (12)	3	—	—	—	—	—	152,814	152,814	5,533	1.5%
Hearst Communication, Inc. (13)	1	—	43,599	—	—	—	137,724	181,323	5,389	1.4%
OSI Restaurant Partners, Inc. (14)	1	—	—	—	—	—	167,723	167,723	5,000	1.3%
NASCAR Media Group, LLC (10)	1	—	—	—	—		139,461	139,461	4,730	1.3%
JPMorgan Chase Bank, N.A. (15)	4	—	164,004	—	—	18,797	17,128	199,929	4,616	1.2%
US Airways Group, Inc. (16)	1	—	—	—	—	—	225,000	225,000	4,163	1.1%
Nalco Company (17)	1	—	—	130,115	—	—	—	130,115	4,087	1.1%
Board of Regents of the University System of Georgia (10)	1	—	—	—	—	—	135,124	135,124	4,083	1.1%
Carlton Fields, PA (10)	1	—	—	—	93,868	—	—	93,868	3,810	1.0%
K&L Gates LLP (18)	1	—	—	—	—	—	110,914	110,914	3,689	1.0%
16th Street Partners, LLC (10)	1	—	—	—	—	—	139,887	139,887	3,522	0.9%
Total		511,553	332,030	192,831	93,868	172,360	3,260,520	4,563,162	$147,054	39.5%
Total Rentable Square Footage								14,337,294
Total Portfolio Annualized Rental Revenue (2)								$372,254

(1)	In some cases, the actual tenant may be an affiliate or subsidiary of the customer shown.

(2)
Annualized rental revenue represents the gross rental rate (including operating expense pass through) per square foot, multiplied by the number of square feet leased by the customer. Amounts do not include the impact for grossing up triple net leases for tenants who pay operating expenses directly.

(3)
Statoil Gulf Services, LLC (CityWestPlace) lease allows for two contraction options to reduce the leased space by up to six full floors. Tenant's first contraction option provides that tenant may contract either: floors 7-9 or floors 10-12. Tenant provided notice of the first contraction as of November 24, 2014, and has provided timely notice of its election to contract floors 10-12 (totaling 74,238 square feet) effective August 31, 2016. Tenant's second contraction option provides for three one-time rights to contract the premises in one floor increments effective August 31, 2022, August 31, 2024, and August 31, 2027. Tenant must provide not less than 12 months' prior written notice of their intent to contract. The floor(s) selected to be contracted will be the then highest and/or lowest floor at our option.

(4)
BMC Software, Inc. (CityWestPlace) lease for CityWestPlace Building IV provides a one-time option to reduce the leased space one full floor of approximately 26,000 square feet effective July 1, 2021 upon at least 12 months' prior written notice. Additionally, we have agreed to terminate 10,448 square feet of tenant's premises at CityWestPlace Building II as of January 31, 2016 to accommodate future expansion of Statoil Gulf Services, LLC at that building.

(5)
CIGNA Health and Life Insurance Company (Two Liberty Place) lease allows for four one-time rights to reduce the leased space in one floor increments (up to 27,543 square feet each, subject to a data room exclusion in the fourth contraction option). Tenant's first contraction right is for floor 15 effective August 31, 2019, the second is for floor 14 effective August 31, 2020, the third is for floor 12 effective August 31, 2021, and effective August 31, 2022, the fourth is for, at tenant's discretion, either (i) all rentable area of floor 13 or (ii) all rentable area of floor 13, exclusive of the 10,559 rentable square feet that is used as tenant's data room. For each contraction option, tenant must provide no less than 12 months' prior written notice of its intent to contract prior to the relevant effective date. In addition to the aforementioned contraction rights, the lease provides tenant with the option to surrender the following areas: (1) a training room consisting of 1,083 square feet upon 60 days' prior written notice (which, upon surrender, will become part of the conference center amenity provided under the lease), and (2) effective August 31, 2020, the mail room consisting of 1,719 square feet upon 12 months' prior written notice. Tenant exercised its option to surrender storage space consisting of 2,331 square feet effective June 1, 2016.

(6)
Bank of America (Bank of America Center) lease provides an option to terminate the lease, which consists of 35,959 square feet of leased space, effective July 31, 2019 upon nine months' prior written notice. Merrill Lynch (One Congress Plaza) lease provides an option to terminate the lease, which consists of 22,684 square feet of leased space, effective August 14, 2019 upon 12 months' prior written notice.

(7)
ION Geophysical Corporation (CityWestPlace) lease provides an option to reduce the leased space by a full floor of approximately 23,000 square feet, effective October 1, 2017 upon no less than 12 months' prior written notice.

(8)	Blue Cross Blue Shield (3350 Peachtree) has the option to reduce the leased space by up to 87,978 square feet, effective January 2018 upon nine months' prior written notice.

(9)	Wells Fargo (The Pointe) lease provides the right to terminate leased space of 47,055 square feet on June 30, 2017, with prior written notice received no later than June 30, 2016.

(10)	These leases do not provide for any early termination or contraction options.

(11)
Regus Equity Business Centers, LLC (Courvoisier Centre) lease provides an option to terminate approximately 15,332 square feet effective May 31, 2019 upon 12 months' prior written notice. Regus Equity Business Centers, LLC (One Congress Plaza) lease provides an option to terminate approximately 23,101 square feet effective September 30, 2018, upon 270 days' prior written notice.

(12)
Raymond James & Associates, Inc. (San Felipe Plaza) lease provides a one-time right to terminate the lease in its entirety or only with respect to Suite 4125 (4,377 square feet) as of May 30, 2019, with 12 prior written months' notice. Raymond James & Associates, Inc. (Tempe Gateway) may terminate its leased space (6,882 square feet), effective December 31, 2019 upon nine months' prior written notice. Raymond James & Associates, Inc. (Two Buckhead Plaza) has executed an early renewal pursuant to which the premises was reduced by 9,114 square feet effective October 1, 2016.

(13)
Hearst Communications (Hearst Tower in Charlotte, NC) lease provides an option to reduce the leased space by all (22,738 square feet) or one-half (11,369 square feet) of floor 28 between January 1, 2015 and December 31, 2019. Tenant must provide at least 180 days' prior written notice, but in no event is tenant allowed to deliver such notice later than July 4, 2019.

(14)
OSI Restaurant Partners, LLC (Corporate Center I in Tampa, FL) lease provides an option to reduce the leased space by up to 15,000 square feet (exclusive of suites 160, 180, 190, 500, and 600) between January 1, 2019 and December 31, 2020 upon 18 months' prior written notice.

(15)
JPMorgan Chase Bank, N.A. (Deerwood South in Jacksonville, Florida) lease provides for an option to terminate approximately 12,849 square feet effective June 30, 2018 upon prior written notice by October 1, 2017. JPMorgan Chase Bank, N.A. (Hearst Tower in Charlotte, NC) lease provides an option to terminate approximately 5,948 square feet effective August 31, 2018 upon prior written notice by November 30, 2017.

(16)
US Airways Group, Inc. (US Airways Building in Phoenix, Arizona) lease provides an option to terminate approximately 225,000 square feet effective as of December 31, 2021, should tenant or its subsidiaries be acquired by, directly or indirectly, or merge, consolidate, or otherwise combine, directly or indirectly, with an unaffiliated airline group upon one year prior written notice. US Airways Group, Inc. pays operating expenses directly; therefore, revenue included for Top Customer ranking calculations is reflected at net.

(17)	Nalco Company (Phoenix Tower in Houston, Texas) exercised its option to terminate the lease in its entirety early effective February 28, 2018.

(18)
K & L Gates LLP (Hearst Tower in Charlotte, North Carolina) lease provides an option to terminate approximately 109,341 square feet on September 30, 2024, upon prior written notice not later than September 23, 2023. Tenant can terminate its lease of storage space consisting of 1,573 square feet upon 30 days' prior written notice.

Significant Properties

We have one property, CityWestPlace, whose book value exceeded ten percent of total assets at December 31, 2015 and whose gross rental revenue exceeded ten percent of consolidated gross revenues for the year ended December 31, 2015.

CityWestPlace is located in Houston, Texas and is comprised of four office buildings in a 35.3 acre complex that range from six stories to 21 stories with an aggregate of 1.5 million rentable square feet. We acquired CityWestPlace in December 2013 in conjunction with the Mergers. The buildings were constructed between 1993 and 2001. CityWestPlace's major customers include companies in the technology, and the oil and gas industries. At January 1, 2016, the property was 97.7% occupied with an average effective annual rental rate per square foot of $38.00. The average occupancy and rental rate per square foot since we acquired ownership of CityWestPlace is as follows:

Year	Average Occupancy	Average Rental Rate per Square Foot
2013	97.4%	$30.30
2014	96.4%	$31.37
2015	85.3%	$34.12

Lease expirations for CityWestPlace at January 1, 2016 are as follows (in thousands, except square feet of leases expiring and number of leases):

Year	Square Feet of Leases Expiring	Percentage of Total Square Feet	Annualized Rent (1)	Percentage of Total Annualized Rent	Number of Leases
2016	380,050	25.8%	$12,789	23.4%	9
2017	152,017	10.3%	5,597	10.2%	2
2018	—	—%	—	—%	—
2019	—	—%	—	—%	—
2020	34,260	2.3%	1,597	2.9%	4
2021	15,905	1.1%	398	0.7%	3
2022	—	—%	—	—%	—
2023	176,349	12.0%	7,690	14.1%	1
2024	—	—%	—	—%	—
2025	46,971	3.2%	1,862	3.4%	5
Thereafter	633,025	43.0%	24,732	45.3%	2
	1,438,577	97.7%	$54,665	100.0%	26
(1) Annualized rent represents the gross rental rate (including escalations) per square foot, multiplied by the number of square feet leased by the customer.

CityWestPlace has three customers that occupy 10% or more of the rentable square footage. Information regarding these customers is as follows:

Nature of Business	Square Feet Expiring (in thousands)	Lease Expiration Date	Effective Rental Rate Per Square Foot	Lease Options
Technology	532	2016-2026	$32.23-$33.56	(1)
Oil & Gas	567	2016-2032	39.66-42.62	(2)
Oil & Gas	176	2023	43.61	(3)

(1)	This tenant has given notice to cancel 10,448 square feet effective January 31, 2016, and has an option to cancel 10,448 square feet effective July 1, 2021 upon 12 months' prior written notice.

(2)	This tenant has three one-time options to cancel one floor each effective August 31, 2022, August 31, 2024, and August 21, 2027 with 12 months' notice.

(3)	This tenant has an option to cancel up to 23,000 square effective October 1, 2017 upon 12 months' prior notice.

For tax purposes, depreciation is calculated over 20 to 40 years for buildings and garages, seven to 40 years for building and tenant improvements and five to seven years for equipment, furniture and fixtures. The federal tax basis net of accumulated tax depreciation of CityWestPlace is estimated as follows at December 31, 2015 (in thousands):

CityWestPlace
Land	$31,555
Building and garage	204,384
Building and tenant improvements	49,122

Real estate tax expense for the property for 2015 was $7.8 million.

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

We did not have any material liens or encumbrances that exceeded 10% of total assets at December 31, 2015.

Subsequent Property Transactions

On January 22, 2016, we sold 5300 Memorial, an office property located in Houston, Texas, for a gross sale price of $33.0 million, and expect to recognize a gain in the first quarter of 2016.

On January 22, 2016, we sold Town & Country, an office property located in Houston, Texas, for a gross sale price of $27.0 million, and expect to recognize a gain in the first quarter of 2016.

On February 5, 2016, we sold 80% of our interest in Courvoisier Centre, a complex of two office buildings located in the Brickell submarket of Miami, Florida, to a joint venture with a third party investor at a gross asset value of $175.0 million. Simultaneous with the closing of the joint venture transaction, the joint venture closed on a $106.5 million first mortgage secured by the asset, which has a fixed interest rate of 4.6%, matures in March 2026 and is interest only through maturity. The recapitalization of Courvoisier Centre resulted in net proceeds to us of $154.3 million. We retained a 20% noncontrolling ownership interest in the property. We expect to recognize a gain in the first quarter of 2016.

ITEM 3.  Legal Proceedings.

We and our subsidiaries are, from time to time, parties to litigation arising from the ordinary course of business. Our management does not believe that any such litigation will materially affect our financial position or operations.

ITEM 4.  Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price of and Dividends on the Issuer's Common Equity

Our common stock, $.001 par value, is listed and trades on the New York Stock Exchange (the "NYSE") under the symbol "PKY." The number of record holders of our common stock and limited voting stock was 2,131 and six, respectively, at February 18, 2016.

At February 18, 2016, the last reported sales price per share of our common stock on the NYSE was $12.47. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock and the per share cash distributions we paid during each quarter.

	Year Ended			Year Ended
	December 31, 2015			December 31, 2014
Quarter Ended	High	Low	Distributions	High	Low	Distributions
March 31	$19.00	$16.60	$0.1875	$19.54	$16.95	$0.1875
June 30	18.09	16.03	0.1875	21.38	17.63	0.1875
September 30	18.68	15.20	0.1875	21.80	18.17	0.1875
December 31	17.69	15.35	0.1875	21.50	17.32	0.1875
			$0.7500			$0.7500

Common stock distributions during 2015 ($0.7500 per share) and 2014 ($0.7500 per share) were taxable as follows for federal income tax purposes:

	Year Ended
	December 31,
	2015	2014
Ordinary income	$0.2689	$0.7141
Capital gain	—	0.0359
Return of capital	0.4811	—
	$0.7500	$0.7500
In order to qualify as a REIT, we are required to distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to the sum of:

•	90% of our "REIT taxable income," subject to certain adjustments and excluding any net capital gain and

•	90% of the net income (after tax), if any, from foreclosure property, minus

•	the sum of certain items of noncash income over 5% of our REIT taxable income.

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

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer

The following table summarizes all of the repurchases during the three months ended December 31, 2015:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2015 to 10/31/2015	16,715	(1)	$17.09	—	—
11/1/2015 to 11/30/2015	—		—	—	—
12/1/2015 to 12/31/2015	1,028	(1)	16.09	—	—
	17,743		$17.03	—	—
(1) As permitted under our equity incentive plans, these shares were withheld by us to satisfy tax withholding obligations for employees in connection with the vesting of restricted stock and restricted stock units.

Performance Graph

The following graph provides a comparison of cumulative stockholder returns for the period from December 31, 2010 through December 31, 2015 among Parkway, the Standard & Poor's 500 Index ("S&P 500") and the National Association of Real Estate Investment Trusts ("NAREIT") Equity REIT Total Return Index ("NAREIT Equity").  The stock performance graph assumes an investment of $100 in our common stock and each index and the reinvestment of any dividends.  The historical information set forth below is not necessarily indicative of future performance.

The performance graph and related information shall not be deemed "soliciting material" or deemed to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

	Period Ending
Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Parkway Properties, Inc.	100.00	57.59	84.43	120.75	119.69	106.55
NAREIT All Equity REIT	100.00	108.28	129.62	133.32	170.68	175.51
S&P 500	100.00	102.11	118.45	156.82	178.28	180.75

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

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Operating Data:
Revenues
Income from office properties	$452,597	$418,007	$273,434	$190,718	$130,401
Management company income	10,321	22,140	18,145	19,778	16,896
Sale of condominium units	11,065	16,554	—	—	—
Total revenues	473,983	456,701	291,579	210,496	147,297
Expenses and other
Property operating expenses	173,241	168,071	108,867	76,835	55,247
Management company expenses	9,935	20,280	19,399	17,237	13,337
Cost of sales - condominium units	11,120	13,199	15	—	—
Depreciation and amortization	190,387	182,955	118,031	74,626	49,119
Impairment loss on real estate	5,400	11,700	—	5,700	6,420
Impairment loss on management contracts and goodwill	—	4,750	—	41,967	—
Impairment loss on mortgage loan receivable	—	—	—	—	9,235
Change in fair value of contingent consideration	—	—	—	216	(13,000)
General and administrative	31,194	32,660	25,653	16,420	18,805
Acquisition costs	2,074	3,463	13,126	2,791	17,219
Total expenses and other	423,351	437,078	285,091	235,792	156,382
Operating income (loss)	50,632	19,623	6,488	(25,296)	(9,085)
Other income and expenses
Interest and other income	903	1,452	2,236	272	938
Equity in earnings (losses) of unconsolidated joint ventures	2,204	(967)	178	—	57
Gain on sale of in-substance real estate	—	6,289	—	—
Net gains on sale of real estate	110,732	76,378	—	48	743
Gain on sale of unconsolidated property	9,698	—	—	—	—
Recovery of loss on mortgage loan receivable	—	—	—	500	—
Loss on extinguishment of debt	(6,062)	(2,405)	—	—
Interest expense	(71,481)	(66,095)	(45,622)	(34,352)	(29,929)
Income (loss) before income taxes	96,626	34,275	(36,720)	(58,828)	(37,276)
Income tax benefit (expense)	(1,903)	(139)	1,405	(261)	(56)
Income (loss) from continuing operations	94,723	34,136	(35,315)	(59,089)	(37,332)
Discontinued operations:
Income (loss) from discontinued operations	—	(391)	(9,215)	3,170	(192,496)
Gain on sale of real estate from discontinued operations	—	10,463	32,493	12,938	17,825
Total discontinued operations	—	10,072	23,278	16,108	(174,671)
Net income (loss)	94,723	44,208	(12,037)	(42,981)	(212,003)
Net (income) loss attributable to noncontrolling interests-real estate partnerships	(24,441)	824	(7,904)	3,317	85,105
Net (income) loss attributable to noncontrolling interests-unit holders	(2,947)	(2,089)	291	269	(5)
Net income (loss) for Parkway Properties, Inc.	67,335	42,943	(19,650)	(39,395)	(126,903)
Dividends on preferred stock	—	—	(3,433)	(10,843)	(10,052)
Dividends on convertible preferred stock	—	—	—	(1,011)	—
Dividends on preferred stock redemption	—	—	(6,604)	—	—
Net income (loss) attributable to common stockholders	$67,335	$42,943	$(29,687)	$(51,249)	$(136,955)

	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Amounts attributable to common stockholders:
Income (loss) from continuing operations	$67,335	$33,223	$(39,522)	$(62,537)	$(38,502)
Discontinued operations	—	9,720	9,835	11,288	(98,453)
Net income (loss) attributable to common stockholders	$67,335	$42,943	$(29,687)	$(51,249)	$(136,955)

Net income (loss) per common share attributable to
Parkway Properties, Inc.
Basic:
Income (loss) from continuing operations attributable to
Parkway Properties, Inc.	$0.60	$0.33	$(0.60)	$(1.98)	$(1.79)
Discontinued operations	—	0.09	0.15	0.36	(4.58)
Net income (loss) attributable to Parkway Properties, Inc.	$0.60	$0.42	$(0.45)	$(1.62)	$(6.37)
Diluted:
Income (loss) from continuing operations attributable to
Parkway Properties, Inc.	0.60	$0.33	$(0.60)	$(1.98)	$(1.79)
Discontinued operations	—	0.09	0.15	0.36	(4.58)
Net income (loss) attributable to Parkway Properties, Inc.	$0.60	$0.42	$(0.45)	$(1.62)	$(6.37)
Dividends per common share	$0.75	$0.75	$0.6375	$0.375	$0.30
Weighted average shares outstanding:
Basic	111,490	101,913	66,336	31,542	21,497
Diluted	116,691	107,319	66,336	31,542	21,497

	As of 12/31/15	As of 12/31/14	As of 12/31/13	As of 12/31/12	As of 12/31/11
	(In thousands)
Balance Sheet Data:
Total real estate related investments, net	$3,023,249	$3,024,271	$2,316,795	$1,562,717	$921,937
Total assets	3,619,235	3,704,714	2,925,501	1,906,611	1,636,311
Notes payable to banks	550,000	481,500	303,000	262,000	132,322
Mortgage notes payable	1,238,336	1,339,450	1,097,493	605,889	498,012
Total liabilities	1,983,024	2,025,398	1,589,980	950,605	1,006,274
Preferred stock	—	—	—	128,942	128,942
Noncontrolling interests	247,512	286,543	318,921	261,992	258,428
Total Parkway Properties, Inc. stockholders' equity	1,388,699	1,392,773	1,016,600	694,014	371,609

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a fully integrated, self-administered and self-managed real estate investment trust ("REIT") specializing in the acquisition, ownership, development and management of quality office properties in high-growth submarkets in the Sunbelt region of the United States.  At January 1, 2016, we owned or had an interest in a portfolio of 36 office properties located in six states with an aggregate of approximately 14.3 million square feet of leasable space. We offer fee-based real estate services through our wholly owned subsidiaries, which in total managed and/or leased approximately 2.7 million square feet for third-party property owners at January 1, 2016.  Unless otherwise indicated, all references to square feet represent net rentable area.

Business Objective and Operating Strategies

Our business objective is to maximize long-term stockholder value by generating sustainable cash flow growth and increasing the long-term value of our real estate assets through operations, acquisitions and capital recycling, while maintaining a conservative and flexible balance sheet. We intend to achieve this objective by executing on the following business and growth strategies:

•
Create Value as the Leading Owner of Quality Assets in Core Submarkets. Our investment strategy is to pursue attractive returns by focusing primarily on owning high-quality office buildings and portfolios that are well-located and competitively positioned within central business district and urban infill locations within our core submarkets in the Sunbelt region of the United States. In these submarkets, we seek to maintain a portfolio that consists of core, core-plus and value-add investment opportunities. Further, we intend to pursue an efficient capital allocation strategy that maximizes the returns on our invested capital. This may include selectively disposing of properties when we believe returns have been maximized and redeploying capital into acquisitions or other opportunities.

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

Occupancy.  Our revenues are dependent on the occupancy of our office buildings.  At January 1, 2016, occupancy of our office portfolio was 90.7%, compared to 90.0% at October 1, 2015 and 88.6% at January 1, 2015.  Not included in the January 1, 2016 occupancy rate is the impact of 28 signed leases totaling 289,153 square feet expected to take occupancy between now and the third quarter of 2018, of which the majority will commence during the first quarter of 2016. Including these signed leases, our portfolio was 92.7% leased at January 1, 2016. Our average occupancy for the three months and year ended December 31, 2015 was 90.2% and 89.4%, respectively.

During the fourth quarter of 2015, 25 leases were renewed totaling 345,000 rentable square feet at an average annual rental rate per square foot of $27.97, and at an average cost of $4.17 per square foot per year of the lease term. During the year ended December 31, 2015, 141 leases were renewed totaling 1.6 million rentable square feet at an average annual rental rate per square foot of $29.27, and at an average cost of $4.79 per square foot per year of the lease term.

During the fourth quarter of 2015, nine expansion leases were signed totaling 72,000 rentable square feet at an average annual rental rate per square foot of $24.37 and at an average cost of $3.47 per square foot per year of the lease term. During the year ended December 31, 2015, 46 expansion leases were signed totaling 227,000 rentable square feet at an average annual rental rate per square foot of $28.46 and at an average cost of $5.72 per square foot per year of the lease term.

During the fourth quarter of 2015, 29 new leases were signed totaling 214,000 rentable square feet at an average annual rental rate per square foot of $39.72 and at an average cost of $8.14 per square foot per year of the term. During the year ended December 31, 2015, 106 new leases were signed totaling 844,000 rentable square feet at an average annual rental rate per square foot of $34.25 and at an average cost of $7.55 per square foot per year of the lease term.

Rental Rates.  An increase in vacancy rates in a market or at a specific property has the effect of reducing market rental rates.  Inversely, a decrease in vacancy rates in a market or at a specific property has the effect of increasing market rental rates. Our leases typically have three to seven year terms, though we do enter into leases with terms that are either shorter or longer than that typical range from time to time. As leases expire, we seek to replace existing leases with new leases at the current market rental rate. For our properties owned as of January 1, 2016, management estimates that we have approximately $2.07 per square foot in annual rental rate embedded growth in our office property leases. Embedded growth is defined as the difference between the weighted average in-place cash rents including operating expense reimbursements and the weighted average estimated market rental rate.

The following table represents the embedded growth by lease expiration year for our portfolio including consolidated and unconsolidated joint ventures:

Year of Expiration	Occupied Square Footage (in thousands)	Percentage of Total Square Feet	Annualized Rental Revenue (in thousands)	Number of Leases	Weighted Average Expiring Gross Rental Rate per NRSF	Weighted Average Estimated Market Rent per NRSF (1)
2016	1,226	8.6%	$39,373	248	$32.12	$35.48
2017	1,375	9.6%	42,599	161	30.98	33.26
2018	1,323	9.2%	42,846	171	32.39	34.10
2019	1,196	8.4%	40,495	112	33.86	34.13
2020	1,084	7.5%	36,647	123	33.81	34.85
2021	1,414	9.9%	44,789	61	31.68	33.86
Thereafter	5,390	37.5%	173,065	153	32.11	34.42
Total	13,008	90.7%	$419,814	1,029	$32.27	$34.34

(1) Estimated average market rent is based upon our estimates, determined, in part, by information obtained from (1) our experience in leasing space at our properties; (2) leasing agents in relevant markets with respect to quoted rental rates and completed leasing transactions for comparable properties in relevant markets; and (3) publicly available data with respect thereto. Estimated average market rent is weighted by the occupied rentable square feet in each property. The weighted average estimated market rent per net rentable square foot is solely an estimate, and is not a projection of anticipated rent we will realize upon release of the properties.

Customer Retention.  Keeping existing customers is important as high customer retention leads to increased occupancy, less downtime between leases and reduced leasing costs. We estimate that it costs two to three times more to replace an existing customer with a new one than to retain the existing customer. In making this estimate, we take into account the sum of revenue lost during downtime on the space plus leasing costs, which typically rise as market vacancies increase. Therefore, we focus a great amount of energy on customer retention. We seek to retain our customers by continually focusing on operations at our office properties. We believe in providing superior customer service; hiring, training, retaining and empowering each employee; and creating an environment of open communication both internally and externally with customers and stockholders. Our customer retention rate was 81.9% for the quarter ended December 31, 2015, as compared to 86.6% for the quarter ended September 30, 2015, and 82.6% for the quarter ended December 31, 2014. Customer retention for the years ended December 31, 2015 and 2014 was 78.3% and 81.7%, respectively.

Joint Ventures and Partnerships

Management views investing in wholly owned properties as the highest priority of our capital allocation. However, we may selectively pursue joint ventures if we determine that such a structure will allow us to reduce anticipated risks related to a property or portfolio, limit concentration of rental revenue from a particular market or building or address unusual operational risks. To the extent we enter into joint ventures and partnerships, we will generally seek to manage all phases of the investment cycle including acquisition, financing, operations, leasing and dispositions, and we will seek to receive fees for providing these services.

Parkway Properties Office Fund II, L.P.

At December 31, 2015, we had one consolidated partnership structured as a discretionary fund. Fund II, a $750.0 million discretionary fund, was formed on May 14, 2008. Fund II was structured with TRST as a 70% investor and our Operating Partnership as a 30% investor, with an original target capital structure of approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt.  Fund II currently owns five properties and one development property totaling 2.2 million square feet in Atlanta, Georgia; Phoenix, Arizona; and Philadelphia, Pennsylvania. In August 2012, Fund II increased its investment capacity by $20.0 million to purchase Hayden Ferry Lakeside III, IV and V, a 2,500 space parking garage, a 21,000 square foot office property and a vacant parcel of land available for development, all adjacent to our Hayden Ferry Lakeside I and Hayden Ferry Lakeside II office properties in Phoenix, Arizona. In August 2013, Fund II expanded its investment guidelines solely for the purpose of authorizing the purchase of a parcel of land available for development in Tempe, Arizona. In April 2014, Fund II authorized the development of Hayden Ferry Lakeside III, as well as the transfer of an interest in the owner of Hayden Ferry Lakeside III, a subsidiary of Fund II, to our Operating Partnership. We now own a 70% indirect interest in Hayden Ferry Lakeside III.

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

Joint Ventures

In addition to the 35 office properties included in our consolidated financial statements, we were also invested in three unconsolidated joint ventures as of December 31, 2015. These investments are accounted for using the equity method of accounting. Accordingly, the assets and liabilities of the joint ventures are not included in our consolidated balance sheet at December 31, 2015. Information relating to these unconsolidated joint ventures is detailed below:

Joint Venture Entity	Property Name	Location	Parkway's Ownership %	Square Feet (in thousands)	Percentage Occupied
US Airways Building Tenancy in Common	US Airways Building	Phoenix, AZ	74.58%	229	100.0%
7000 Central Park JV LLC ("7000 Central Park")	7000 Central Park	Atlanta, GA	40.00%	N/A	N/A
Tryon Place, LLC	Tryon Place	Charlotte, NC	14.80%	N/A	N/A

US Airways Building Tenancy in Common

On June 3, 2013, we purchased a 74.6% interest in the US Airways Building, a 229,000 square foot office building located in the Tempe submarket of Phoenix, Arizona, for a purchase price of $41.8 million. US Airways owns the remaining 25.4% interest in the building. This nine-story office building is adjacent to our Hayden Ferry Lakeside and Tempe Gateway assets and shares a parking garage with our Tempe Gateway asset. The property is the headquarters for US Airways, which has leased 100% of the building through April 2024. US Airways has a termination option on December 31, 2021 with 12 months' prior written notice. At closing, we issued a $13.9 million first mortgage loan to the US Airways Building Tenancy in Common, which is secured by the US Airways Building. The mortgage loan has a fixed interest rate of 3.0% and matures on December 31, 2016. As of December 31, 2015 and 2014, the balance of the mortgage loan was $13.1 million and $13.4 million, respectively. Because we act as both the lender and the borrower for this mortgage loan, our share of the mortgage loan is not reflected on our consolidated balance sheets. As of December 31, 2015 and 2014, the balance of our mortgage loan receivable was $3.3 million and $3.4 million, respectively. Our investment in the joint venture was $38.5 million as of December 31, 2015.

7000 Central Park

On November 5, 2013, we and our joint venture partner foreclosed and took ownership of 7000 Central Park, a 414,000 square foot office building located in the Central Perimeter of Atlanta, Georgia. We previously acquired a 40% common equity interest in a mortgage note in the original principal amount of $65.0 million secured by the asset. The total purchase price for the note, which was previously under special servicer oversight, was $56.6 million plus an additional $318,000 in transaction costs. Our share of such amount was approximately $45.0 million, comprised of an investment of approximately $37.0 million for a preferred equity interest in the joint venture that acquired the note and an investment of approximately $8.0 million for a 40% common equity interest. On December 13, 2013, we and our joint venture partner placed secured financing on the asset in the amount of $30.0 million, the net proceeds of which were used to repay a portion of our initial preferred equity investment, reducing the preferred equity interest to approximately $7.6 million. On November 6, 2015, we and our joint venture partner sold 7000 Central

Park for a gross sale price of $85.3 million. The joint venture recognized a gain on the sale of 7000 Central Park of approximately $30.5 million, and we recognized a gain on the sale of approximately $9.7 million during the year ended December 31, 2015.

Tryon Place, LLC

On December 23, 2015, we entered into a joint venture agreement with a third party investor for the purpose of exploring a development opportunity in Charlotte, North Carolina. Our investment in this joint venture was $1.0 million as of December 31, 2015.

Financial Condition

Comparison of the year ended December 31, 2015 to the year ended December 31, 2014

Assets.  In 2015, we continued the execution of our strategy of operating and acquiring office properties as well as disposing of non-core assets that no longer meet our investment criteria or for which a disposition would maximize value. During the year ended December 31, 2015, total assets decreased $85.5 million, or 2.3%, as compared to the year ended December 31, 2014. The primary reason for the decrease was the disposition of 17 consolidated office properties and one unconsolidated property (see "– Dispositions"), partially offset by the purchases of One Buckhead Plaza, Harborview Plaza and Two Buckhead Plaza (see "– Acquisitions and Improvements").

Acquisitions and Improvements. Our investment in office properties decreased $1.0 million net of accumulated depreciation. The carrying amount at December 31, 2015 was $3.0 billion and consisted of 35 office properties. The primary reason for the decrease in office properties relates to the sale of 17 consolidated office properties and increased depreciation of office and properties partially offset by the purchases of One Buckhead Plaza, Harborview Plaza and Two Buckhead Plaza which are summarized in the table below, improvements to office properties of approximately $95.0 million, and the development of Hayden Ferry Lakeside III in Phoenix, Arizona totaling approximately $37.3 million.

Office Properties	Location	Type of Ownership	Square Feet	Date Purchased	Gross Purchase Price (1)
One Buckhead Plaza	Atlanta, GA	Wholly Owned	464	01/08/2015	$157,000
Harborview Plaza	Tampa, FL	Wholly Owned	205	09/25/2015	49,000
Two Buckhead Plaza	Atlanta, GA	Wholly Owned	210	10/01/2015	80,000
			879		$286,000
(1) Purchase price consists of the contract price only and does not include closing costs, adjustments, prorations or improvements made subsequent to purchase.

During the year ended December 31, 2015, Fund II increased its investment in the Hayden Ferry Lakeside III development by $37.3 million, of which our share was approximately $26.1 million. To date, Fund II has invested $61.3 million in the project and expects the total investment to be approximately $68.8 million. As of December 31, 2015, our total investment and our expected total investment were approximately $42.9 million and $48.2 million, respectively.

During the year ended December 31, 2015, we capitalized building and tenant improvements of $95.0 million and recorded depreciation expense of $119.2 million related to our office properties.

Dispositions.  During the year ended December 31, 2015, we sold the following 17 consolidated office properties and one unconsolidated property:

Office Properties	Location	Type of Ownership	Square Feet	Date Sold	Gross Sales Price (1)
Consolidated properties
Raymond James Tower (2)	Memphis, TN	Wholly Owned	337	01/15/2015	$19,250
Honeywell Building	Houston, TX	Wholly Owned	157	02/04/2015	28,000
Two Ravinia Drive	Atlanta, GA	Joint Venture	390	04/08/2015	78,000
400 North Belt	Houston TX	Wholly Owned	231	05/08/2015	10,150
Peachtree Dunwoody	Atlanta, GA	Wholly Owned	370	05/13/2015	53,940
Hillsboro I-IV and V (3)	Ft Lauderdale, FL	Wholly Owned	216	06/05/2015	22,000
Riverplace South	Jacksonville, FL	Wholly Owned	113	06/12/2015	9,000
Westshore Corporate Center	Tampa, FL	Wholly Owned	173	07/07/2015	30,000
Cypress Center I-III and IV	Tampa, FL	Wholly Owned	287	07/07/2015	36,000
245 Riverside	Jacksonville, FL	Joint Venture	137	07/16/2015	25,100
550 Greens Parkway	Houston, TX	Wholly Owned	72	07/31/2015	2,258
Comerica Bank Building	Houston, TX	Wholly Owned	194	09/01/2015	31,350
Squaw Peak I&II	Phoenix, AZ	Wholly Owned	290	09/03/2015	51,300
One Commerce Green (4)	Houston, TX	Wholly Owned	341	09/11/2015	47,500
City Centre	Jackson, MS	Wholly Owned	266	09/30/2015	6,200
Millenia Park One	Orlando, FL	Wholly Owned	157	12/23/2015	28,200
Total consolidated properties			3,731		$478,248

Unconsolidated joint venture properties
7000 Central Park	Atlanta, GA	Joint Venture	415	11/06/2015	$85,300
(1) Gross sales price consists of the contract price only and does not include closing costs, adjustments or prorations.
(2) The Raymond James Tower was sold for a gross sale price of $19.3 million, providing $8.9 million in buyer credits.
(3) Hillsboro I-IV and V represents the sale of two office properties.
(4) One Commerce Green was sold for a gross sale price of $47.5 million, providing $23.5 million in buyer credits.

Condominium Units.  In connection with the Mergers, we acquired and consolidated the Murano residential condominium project, which we control. Our unaffiliated partner's interest is reflected on our consolidated balance sheets under the "Noncontrolling Interests" caption. Our partner owns 27% of the condominium project. Net proceeds from the project will be distributed, to the extent available, based on an order of preferences described in the partnership agreement. We may receive distributions, if any, in excess of our 73% ownership interest if certain return thresholds are met. The carrying value of our condominium units was zero and $9.3 million as of December 31, 2015 and December 31, 2014, respectively

Mortgage Loans Receivable.  On June 3, 2013, we issued a $13.9 million first mortgage loan to the US Airways Building Tenancy in Common, which is secured by the US Airways Building, a 229,000 square foot office building located in Phoenix, Arizona in which we own a 74.6% interest, with US Airways owning the remaining 25.4% interest in the building. The mortgage loan has a fixed interest rate of 3.0% and matures on December 31, 2016. As of December 31, 2015 and 2014, the balance of the mortgage loan was $13.1 million and $13.4 million, respectively. Because we act as both the lender and the borrower for this mortgage loan, our share of the mortgage loan is not reflected on our consolidated balance sheets. As of December 31, 2015 and 2014, the balance of our mortgage loan receivable was $3.3 million and $3.4 million, respectively.

Investment in Unconsolidated Joint Ventures.  In addition to the 35 office properties included in our consolidated financial statements, we were also invested in three unconsolidated joint ventures as of December 31, 2015. Information relating to these unconsolidated joint ventures is detailed below:

Joint Venture Entity	Property Name	Location	Parkway's Ownership %	Square Feet (in thousands)	Percentage Occupied
US Airways Building Tenancy in Common	US Airways Building	Phoenix, AZ	74.58%	229	100.0%
7000 Central Park JV LLC ("7000 Central Park")	7000 Central Park	Atlanta, GA	40.00%	N/A	N/A
Tryon Place, LLC	Tryon Place	Charlotte, NC	14.80%	N/A	N/A

US Airways Building Tenancy in Common

We account for our investment in US Airways Building under the equity method of accounting. Accordingly, the assets and liabilities of the joint ventures are not included in our consolidated balance sheet at December 31, 2015. Our investment in this joint venture was $38.5 million as of December 31, 2015.

7000 Central Park

On November 6, 2015, we and our joint venture partner sold 7000 Central Park for a gross sale price of $85.3 million. The joint venture recognized a gain on the sale of 7000 Central Park of approximately $30.5 million, and we recognized a gain on the sale of approximately $9.7 million during the year ended December 31, 2015. Our investment in this joint venture was $120,000 as of December 31, 2015.

Tryon Place, LLC

On December 23, 2015, we entered into a joint venture agreement with a third party investor for the purpose of exploring a development opportunity in Charlotte, North Carolina. Our investment in this joint venture was $1.0 million as of December 31, 2015.

Cash and Cash Equivalents.  Cash and cash equivalents were $75.0 million and $116.2 million at December 31, 2015 and December 31, 2014, respectively. The decrease in cash and cash equivalents of $41.2 million, or 35.5%, during the year ended December 31, 2015, was primarily due to investments in real estate, real estate development, and improvements to real estate, repayments of mortgage notes payable and bank borrowings, and dividends paid on common stock, partially offset by proceeds from sale of real estate and proceeds from bank borrowings.

Receivables and Other Assets. For the year ended December 31, 2015, receivables and other assets increased $24.4 million, or 8.6%. The increase in receivables and other assets is primarily due to increases in our straight line rent receivable balance and increases in other assets associated with our purchases of One Buckhead Plaza, Harborview Plaza and Two Buckhead Plaza, partially offset by decreases in receivables and other assets associated with the dispositions of 17 properties during the year ended December 31, 2015.

Intangible Assets, Net. For the year ended December 31, 2015, intangible assets net of related amortization decreased $38.8 million, or 20.9%, and was primarily due to amortization recorded during the period, and the disposition of 17 office properties, which was partially offset by the assigned lease intangibles from our purchases of One Buckhead Plaza, Harborview Plaza and Two Buckhead Plaza during the period.

Assets Held for Sale and Liabilities Related to Assets Held for Sale. As of December 31, 2015 and 2014, we classified assets held for sale totaling $21.4 million and $24.1 million, respectively, and liabilities related to assets held for sale totaling $1.0 million and $2.0 million, respectively. Assets held for sale and liabilities related to assets held for sale in 2015 relate to 5300 Memorial and Town & Country in Houston, Texas. Assets held for sale and liabilities related to assets held for sale in 2014 relate to Raymond James Tower in Memphis, Tennessee and the Honeywell Building in Houston, Texas.

Management Contract Intangibles, Net. For the year ended December 31, 2015, management contracts decreased $755,000, or 66.6%, as a result of amortization recorded during the period.

Notes Payable to Banks. Notes payable to banks increased $68.5 million or 14.2% during the year ended December 31, 2015. The net increase was primarily attributable to draws on our senior unsecured revolving credit facility which were used to pay off certain mortgage notes and fund the acquisitions of One Buckhead Plaza, Harborview Plaza and Two Buckhead Plaza during the year ended December 31, 2015, as well as borrowings on our $200.0 million five-year unsecured term loan which were used to partially pay down our senior unsecured revolving credit facility's outstanding balance.

Mortgage Notes Payable. During the year ended December 31, 2015, mortgage notes payable decreased $101.1 million, or 7.5%, as a result of the following (in thousands):

Increase
(Decrease)
Scheduled principal payments	$(13,588)
Payoff of Westshore Corporate Center, 3350 Peachtree, Two Ravinia Drive, 245 Riverside, John Hancock Facility and Teachers Insurance and Annuity Associations mortgages	(162,431)
Assumption of mortgage debt on Two Buckhead Plaza at fair value	56,140
Amortization of premiums on mortgage debt acquired	(12,025)
Borrowings and interest payable under the Hayden Ferry III construction loan	30,790
$(101,114)

For a description of our outstanding mortgage debts, please reference "—Liquidity and Capital Resources—Indebtedness—Mortgage Notes Payable."

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

Accounts Payable and Other Liabilities.  For the year ended December 31, 2015, accounts payable and other liabilities decreased $8.7 million, or 4.3%, and is primarily due to amortization of below market leases and decreases in corporate payables, partially offset by increases in other accrued expenses and accounts payable.

Equity.  Total equity decreased $43.1 million, or 2.6%, during the year ended December 31, 2015 as a result of the following (in thousands):

Increase (Decrease)
Net income attributable to Parkway Properties, Inc.	$67,335
Net income attributable to noncontrolling interests	27,388
Other comprehensive loss	1,499
Common stock dividends declared	(87,432)
Share-based compensation	5,955
Issuance of shares to directors	275
Contribution of capital by noncontrolling interests	2,125
Distributions to noncontrolling interests	(60,016)
Other	(234)
$(43,105)

Common and Limited Voting Stock. On January 10, 2014, we completed an underwritten public offering of 10.5 million shares of our common stock, plus an additional 1.325 million shares of our common stock issued and sold pursuant to the exercise of the underwriters’ option to purchase additional shares, at the public offering price of $18.15 per share. The net proceeds from the offering, after deducting the underwriting discount and offering expenses, were approximately $205.2 million. We contributed the net proceeds of this offering to our Operating Partnership in exchange for common units. Our Operating Partnership used the net proceeds from this offering to (i) repay amounts outstanding under our senior unsecured revolving credit facility, (ii) fund acquisition opportunities and (iii) for general corporate purposes.

On September 26, 2014, we completed an underwritten public offering of 10 million shares of our common stock at the public offering price of $18.60 per share. On October 2, 2014, we sold an additional 1.5 million shares of our common stock at the public offering price of $18.60 pursuant to the exercise of the underwriters’ option to purchase additional shares. The net proceeds from the offering, including shares sold pursuant to the underwriters' option to purchase additional shares, after deducting the underwriting discount and offering expenses payable by us, were approximately $204.8 million. We contributed the net proceeds of this offering to our Operating Partnership in exchange for common units. Our Operating Partnership used the net proceeds from the offering, including the net proceeds from the shares sold pursuant to the underwriters' option, to fund acquisitions and to repay amounts under our senior unsecured revolving credit facility.

We did not issue any shares in underwritten public offerings in 2015.

On May 28, 2014, we entered into an ATM Equity OfferingSM Sales Agreement (the "Sales Agreement") with various agents whereby we may sell, from time to time, shares of our common stock, par value $.001 per share, having aggregate gross sales proceeds of up to $150.0 million through an "at-the-market" equity offering program. Sales may be made to the agents in their capacity as sales agents or as principals. We intend to use the net proceeds for general corporate purposes, which may include repaying temporarily amounts outstanding from time to time under our senior unsecured revolving credit facility, for working capital and capital expenditures, and to fund potential acquisitions or development of office properties. We are required to pay each agent a commission that will not exceed, but may be lower than, 2.0% of the gross sales price of the shares sold through such agent. During the year ended December 31, 2015, there were no ATM sales under the Sales Agreement.

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

Results of Operations

Comparison of the year ended December 31, 2015 to the year ended December 31, 2014.

Net income attributable to common stockholders was $67.3 million ($0.60 per basic and diluted common share) and$42.9 million ($0.42 per basic and diluted common share) for the years ended December 31, 2015 and 2014, respectively. The increase in net income attributable to common stockholders in the amount of $24.4 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 is primarily attributable to an increase in net gains on sale of real estate.

Income from Office Properties.  The analysis below includes changes attributable to same-store properties and acquisitions and dispositions of office properties. Same-store properties are consolidated properties that we owned for the current and prior year reporting periods, excluding properties classified as discontinued operations. At December 31, 2015, same-store properties consisted of 27 properties comprising 11.5 million square feet.

The following table represents revenue from office properties for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014	Increase (Decrease)	% Change
Revenue from office properties:
Same-store properties	$346,987	$336,427	$10,560	3.1%
Properties acquired	65,284	26,580	38,704	*N/M
Properties disposed	40,326	85,713	(45,387)	(53.0)%
Total revenue from office properties (1)	$452,597	$448,720	$3,877	0.9%
*N/M – Not meaningful
(1) Total revenue from office properties for the year ended December 31, 2014 from the table is $448.7 million. Total income from office properties on our consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2014 is $418.0 million. The difference represents revenues from our One Congress Plaza and San

Jacinto Center properties in Austin, Texas which are included in same-store properties in the table above for comparative purposes but which are not included in our consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2014 as the activity was included previously in equity in earnings (loss) of unconsolidated joint ventures.

Revenue from office properties for same-store properties increased $10.6 million, or 3.1%, for the year ended December 31, 2015, compared to the year ended December 31, 2014, and is primarily due to increases in new leasing activity and average rent per square foot for same-store properties.

Property Operating Expenses. The following table represents property operating expenses for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014	Increase (Decrease)	% Change
Expense from office properties:
Same-store properties	$128,008	$128,943	$(935)	(0.7)%
Properties acquired	27,205	11,259	15,946	*N/M
Properties disposed	18,028	40,279	(22,251)	(55.2)%
Total expense from office properties (1)	$173,241	$180,481	$(7,240)	(4.0)%
*N/M – Not meaningful
(1) Total expense from office properties for the year ended December 31, 2014 from the table is $180.5 million. Total property expenses on our consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2014 is $168.1 million. The difference represent expenses from our One Congress Plaza and San Jacinto Center properties in Austin, Texas which are included in same-store properties in the table above for comparative purposes but which are not included in our consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2014 as the activity was included previously in equity in earnings (loss) of unconsolidated joint ventures.

Property operating expenses for same-store properties decreased $935,000, or 0.7%, for the year ended December 31, 2015, compared to the year ended December 31, 2014, and is primarily due to decreases in property tax expenses.

Management Company Income and Expenses.  Management company income decreased $11.8 million, or 53.4%, during the year ended December 31, 2015 compared to the year ended December 31, 2014 and is primarily due to the termination of certain Eola Capital, LLC ("Eola") management contracts. Management company expenses decreased $10.3 million, or 51.0%, during the year ended December 31, 2015 compared to the year ended December 31, 2014 and is primarily due to a decrease in salary expense associated with personnel formerly employed at assets for which the related management contracts have been terminated.

Depreciation and Amortization. Depreciation and amortization expense attributable to office properties increased $7.4 million, or 4.1%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The primary reason for the increase is due to the purchase of ten wholly owned office properties in 2014 in addition to the acquisitions of One Buckhead Plaza, Harborview Plaza and Two Buckhead Plaza during the year ended December 31, 2015, partially offset by the disposition of four office properties in 2014 and 17 office properties during the year ended December 31, 2015.

Impairment Loss on Real Estate. During the year ended December 31, 2015, we recorded a $4.4 million impairment loss on real estate in continuing operations in connection with the excess of our carrying value over our estimated fair value of 550 Greens Parkway, a 72,000 square foot office property located in Houston, Texas. We also recorded a $1.0 million impairment loss on real estate in continuing operations in connection with the excess of our carrying value over our estimated fair value of City Centre, a 266,000 square foot office property located in Jackson, Mississippi. During the year ended December 31, 2014, we recorded an $11.7 million impairment loss on real estate in connection with the excess of our carrying value over our estimated fair value of Raymond James Tower, a 337,000 square foot office property located in Memphis, Tennessee, which was classified as held for sale at December 31, 2014 and subsequently was sold on January 15, 2015.

Impairment Loss on Management Contracts.  During the year ended December 31, 2014, we recorded a $4.8 million pre-tax non-cash impairment loss related to certain Eola management contracts. We did not record any impairment losses on management contracts during the year ended December 31, 2015.

General and Administrative Expense.  General and administrative expense decreased $1.5 million, or 4.5%, for the year ended December 31, 2015, compared to the year ended December 31, 2014, and is primarily due to a decrease in share-based compensation expense. Compensation expense related to stock options, profits interest units ("LTIP units"), restricted shares, restricted share units ("RSUs") and deferred incentive share units of $6.5 million and $8.2 million was recognized during the years ended December 31, 2015 and 2014, respectively. Total compensation expense related to non-vested awards not yet recognized was $5.5 million at December 31, 2015. The weighted average period over which this expense is expected to be recognized is approximately one year.

Acquisition Costs.  During the year ended December 31, 2015, we incurred $2.1 million in acquisition costs compared to $3.5 million for the year ended December 31, 2014. The primary reason for the decrease is due to a decrease in the volume of acquisition activity during the year ended December 31, 2015 as compared to the year ended December 31, 2014.

Gain on Sale of In-Substance Real Estate. On December 19, 2013, we acquired TPGI's interest in the PKY/CalSTRS Austin LLC joint venture (the "Austin Joint Venture") as part of the Mergers. As of December 31, 2013, we and Madison International Realty, a New York based private equity firm ("Madison") owned a 50% interest in the Austin Joint Venture. On January 24, 2014, pursuant to a put right held by Madison, we purchased Madison’s approximately 17% interest in the Austin Joint Venture for a purchase price of approximately $41.5 million. On February 10, 2014, the California State Teachers' Retirement System ("CalSTRS") exercised an option to purchase 60% of Madison's former interest on the same terms that we acquired the interest from Madison for approximately $24.9 million. After giving effect to these transactions, we had a 40% interest in the Austin Joint Venture, with CalSTRS owning the remaining 60% and we recorded a gain of approximately $6.3 million during the year ended December 31, 2014.

Net Gains on Sale of Real Estate. Net gains on sale of real estate were $110.7 million and $76.4 million during the years ended December 31, 2015 and 2014, respectively.

Net Gains on Sale of Real Estate in 2015

On January 15, 2015, we sold the Raymond James Tower, an office property located in Memphis, Tennessee, for a gross sale price of $19.3 million, providing $8.9 million in buyer credits, and recognized a loss of approximately $117,000 during the year ended December 31, 2015.

On February 4, 2015, we sold the Honeywell Building, an office property located in Houston, Texas, for a gross sale price of $28.0 million, and recognized a gain of approximately $14.3 million during the year ended December 31, 2015.

On April 8, 2015, Fund II sold Two Ravinia Drive, an office property located in Atlanta, Georgia, for a gross sale price of $78.0 million, and recognized a gain of approximately $29.0 million during the year ended December 31, 2015, of which $8.7 million was our share.

On May 8, 2015, we sold 400 North Belt, an office property located in Houston, Texas, for a gross sale price of $10.2 million, and recognized a loss of approximately $1.2 million during the year ended December 31, 2015.

On May 13, 2015, we sold Peachtree Dunwoody, an office property located in Atlanta, Georgia, for a gross sale price of $53.9 million, and recognized a gain of approximately $14.5 million during the year ended December 31, 2015.

On June 5, 2015, we sold Hillsboro I-IV and V, office properties located in Ft. Lauderdale, Florida, for a gross sale price of $22.0 million, and recognized a gain of approximately $2.4 million during the year ended December 31, 2015.

On June 12, 2015, we sold Riverplace South, an office property located in Jacksonville, Florida, for a gross sale price of $9.0 million, and recognized a gain of approximately $466,000 during the year ended December 31, 2015.

On July 7, 2015, we sold Westshore Corporate Center and Cypress Center I-III, office properties located in Tampa, Florida, and Cypress Center IV, a parcel of land also located in Tampa, Florida, for a gross sale price of $66.0 million, and recognized a gain of approximately $19.2 million during the year ended December 31, 2015.

On July 16, 2015, Fund II sold 245 Riverside, an office property located in Jacksonville, Florida, for a gross sale price of $25.1 million, and recognized a gain of approximately $7.2 million during the year ended December 31, 2015, of which $2.2 million was our share.

On July 31, 2015, we sold 550 Greens Parkway, an office property located in Houston, Texas, for a gross sale price of $2.3 million, and recognized a gain of approximately $37,000 during the year ended December 31, 2015. During the year ended December 31, 2015, utilizing Level 2 fair value inputs, including our purchase and sale agreement dated July 24, 2015, we determined the carrying value of 550 Greens Parkway was not recoverable. As a result, we recognized an impairment loss on real estate of $4.4 million for the difference between the carrying value and the estimated fair value during the year ended December 31, 2015.

On September 1, 2015, we sold Comerica Bank Building, an office property located in Houston, Texas, for a gross sale price of $31.4 million, and recognized a gain of approximately $13.0 million during the year ended December 31, 2015.

On September 3, 2015, we sold Squaw Peak I & II, an office property located in Phoenix, Arizona, for a gross sale price of $51.3 million, and recognized a gain of approximately $13.2 million during the year ended December 31, 2015.

On September 11, 2015, we sold One Commerce Green, an office property located in Houston, Texas, for a gross sale price of $47.5 million, providing $23.5 million in buyer credits, and recognized a loss of approximately $5.2 million during the year ended December 31, 2015.

On September 30, 2015, we sold City Centre, an office property located in Jackson, Mississippi, for a gross sale price of $6.2 million, and recognized a loss of approximately $108,000 during the year ended December 31, 2015. We recognized an impairment loss on real estate of $1.0 million for the difference between the carrying value and the estimated fair value during the year ended December 31, 2015.

On December 23, 2015, we sold Millenia Park One, an office property located in Orlando, Florida for a gross sales price of $28.2 million, and recognized a gain of approximately $3.5 million during the year ended December 31, 2015.

Net Gains on Sale of Real Estate in 2014

On September 4, 2014, we sold the Schlumberger Building located in Houston, Texas. We received approximately $17.0 million in gross proceeds. We received $16.2 million in net proceeds from the sale, which we used to fund subsequent acquisitions. We recorded a gain of approximately $6.7 million during the year ended December 31, 2014.

On October 6, 2014, Fund II sold Tempe Town Lake, a parcel of land zoned for a hotel development in Tempe, Arizona, for a gross sale price of $2.0 million. Fund II recognized a gain of $739,000, of which $221,700 was our share during the year ended December 31, 2014.

On November 17, 2014, we terminated the Austin Joint Venture. As part of the agreement, we acquired CalSTRS' 60% interest in San Jacinto Center and One Congress Plaza, resulting in 100% ownership of two assets, and we transferred our 40% interest in Frost Bank Tower, 300 West 6th Street and One American Center to CalSTRS. In connection with this transaction, we received net proceeds of approximately $43.6 million from CalSTRS and recognized a $52.8 million gain during the year ended December 31, 2014.

On December 29, 2014, we sold 525 North Tryon, an office property located in Charlotte, North Carolina, for a gross sale price of $60.0 million. We recognized a gain on the sale of approximately $16.1 million during the year ended December 31, 2014.

Gain on sale of unconsolidated property. On November 6, 2015, we and our joint venture partner sold 7000 Central Park for a gross sale price of $85.3 million. The joint venture recognized a gain on the sale of 7000 Central Park of approximately $30.5 million, and we recognized a gain on the sale of approximately $9.7 million during the year ended December 31, 2015.

Loss on Extinguishment of Debt. Loss on extinguishment of debt was $6.1 million and $2.4 million during the years ended December 31, 2015 and 2014, respectively.

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

On December 22, 2015, we paid in full the $17.1 million first mortgage debt secured by 5300 Memorial and Town & Country and incurred a $503,000 prepayment fee as part of the repayment.

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

Interest Expense.  Interest expense increased $5.4 million, or 8.1%, for the year ended December 31, 2015, compared to the year ended December 31, 2014 and is comprised of the following (in thousands):

	Year Ended December 31,
	2015	2014	Increase	% Change
Interest expense:
Mortgage interest expense	$64,491	$60,480	$4,011	6.6%
Mortgage premium amortization	(12,024)	(6,374)	(5,650)	88.6%
Credit facility interest expense	15,902	9,143	6,759	73.9%
Mortgage loan cost amortization	1,203	1,286	(83)	(6.5)%
Credit facility cost amortization	1,909	1,560	349	22.4%
Total interest expense	$71,481	$66,095	$5,386	8.1%

Mortgage interest expense increased $4.0 million, or 6.6%, for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to approximately $52.0 million of mortgage debt assumed in connection with our 2015 acquisition of Two Buckhead Plaza as well as a full year of interest expense for mortgage debt placed or assumed during 2014 in connection with property acquisitions in 2014.

Credit facility interest expense increased $6.8 million, or 73.9%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase is due to an increase in year-to-date average borrowings of $326.7 million, partially offset by a decrease in the weighted average interest rate on average borrowings of 58 basis points.

Discontinued Operations.  Discontinued operations are comprised of the following for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended
	December 31,
	2015	2014
Statement of Operations:
Revenues
Income from office properties	$—	$99
Expenses
Property operating expenses	—	373
Management company expenses	—	1
Depreciation and amortization	—	116
Total expenses	—	490
Loss from discontinued operations	—	(391)
Net gains on sale of real estate from discontinued operations	—	10,463
Total discontinued operations per Statement of Operations	—	10,072
Net income attributable to noncontrolling interest from discontinued operations	—	(352)
Total discontinued operations – Parkway's Share	$—	$9,720

With the exception of the 2013 impairment loss on real estate associated with the disposition of Mesa Corporate Center, all current and prior period income from the following office property dispositions is included in discontinued operations for the year ended December 31, 2014 (in thousands).

Office Properties	Location	Square Feet	Date of Sale	Net Sales Price	Net Book Value of Real Estate	Gain on Sale	Impairment Loss
2014 Dispositions (1)
Woodbranch Building	Houston, TX	109	01/14/2014	$14,424	$4,450	$9,974	$—
Mesa Corporate Center (2)	Phoenix, AZ	106	01/31/2014	12,257	11,768	489	5,600
		215		$26,681	$16,218	$10,463	$5,600

(1)
With the adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2014-08, "Reporting Discontinued Operations and Disposals of Components of an Entity" effective January 1, 2014, our 2014 sales of the Woodbranch Building and Mesa Corporate Center are included in discontinued operations for the year ended December 31, 2014 as these properties were previously classified as held for sale at December 31, 2013.

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

The income from properties disposed in 2015 is not recorded in discontinued operations as these properties did not represent a strategic shift in our operations pursuant to ASU 2014-08. See "—Financial Condition—Comparison of the year ended December 31, 2015 to the year ended December 31, 2014—Dispositions" above for additional information regarding the dispositions during the year ended December 31, 2015.

Income Taxes.  The analysis below includes changes attributable to income tax benefit (expense) for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014	$ Change	% Change
Income tax expense – current	$(1,540)	$(4,902)	$3,362	(68.6)%
Income tax (expense) benefit – deferred	(363)	4,763	(5,126)	*N/M
Total income tax expense	$(1,903)	$(139)	$(1,764)	*N/M
*N/M – Not meaningful

Current income tax expense decreased $3.4 million for the year ended December 31, 2015, compared to the year ended December 31, 2014. The decrease is primarily attributable to the decrease of income from the sale of Murano residential condominium units. Deferred income tax benefit decreased $5.1 million for the year ended December 31, 2015, compared to the year ended December 31, 2014. The decrease is primarily attributable to the book to tax differences related to the impairment loss associated with certain Eola management contracts and the reversal of a valuation allowance on the deferred tax assets in 2014.

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

Income from Office Properties.  The analysis below includes changes attributable to same-store properties and acquisitions and dispositions of office properties. Same-store properties are consolidated properties that we owned for the current and prior year reporting periods, excluding properties classified as discontinued operations. At December 31, 2014, same-store properties consisted of 33 properties comprising 10.7 million square feet.

The following table represents revenue from office properties for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014	2013	Increase (Decrease)	% Change
Revenue from office properties:
Same-store properties	$253,335	$247,445	$5,890	2.4%
Properties acquired	145,892	6,182	139,710	*N/M
Properties disposed	18,780	19,807	(1,027)	(5.2)%
Total revenue from office properties	$418,007	$273,434	$144,573	52.9%
*N/M – Not meaningful

Revenue from office properties for same-store properties increased $5.9 million, or 2.4%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. The primary reason for the increase is due to an increase in same-store average rental rates for same-store properties and an increase in average same-store occupancy for the year ended December 31, 2014, compared to the year ended December 31, 2013. Average same-store occupancy for the years ended December 31, 2014 and 2013 was 90.0% and 89.9%, respectively.

Property Operating Expenses. The following table represents property operating expenses for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014	2013	Increase (Decrease)	% Change
Expense from office properties:
Same-store properties	$98,690	$97,765	$925	0.9%
Properties acquired	60,132	1,489	58,643	*N/M
Properties disposed	9,249	9,613	(364)	(3.8)%
Total expense from office properties	$168,071	$108,867	$59,204	54.4%
*N/M – Not meaningful

Property operating expenses for same-store properties were consistent for the years ended December 31, 2014 and 2013.

Management Company Income and Expenses.  Management company income increased $4.0 million during the year ended December 31, 2014, compared to the year ended December 31, 2013, and is primarily due to the addition of a management contract in connection with the Mergers as well as property management fees earned from our unconsolidated joint ventures. Management company expenses increased $881,000 during the year ended December 31, 2014, compared to the year ended December 31, 2013, and is primarily due to the addition of a management contract in connection with the Mergers and the associated increase in personnel costs.

Depreciation and Amortization. Depreciation and amortization expense attributable to office properties increased $64.9 million for the year ended December 31, 2014, compared to the year ended December 31, 2013. The primary reason for the increase is due to the purchase of three wholly owned office properties and properties acquired in connection with the Mergers during 2013, which were owned for a full year during 2014, in addition to the acquisition of ten wholly owned office properties during 2014, partially offset by the disposition of four office properties during 2014.

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

Impairment Loss on Management Contracts. During the year ended December 31, 2014, we recorded a $4.8 million pre-tax non-cash impairment loss related to certain Eola management contracts.

General and Administrative Expense.  General and administrative expense increased $7.0 million, or 27.3%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase is primarily due to additional share-based compensation expense. Compensation expense related to stock options, profits interest units ("LTIPS"), restricted shares and deferred incentive share units of $8.2 million and $5.7 million was recognized for the years ended December 31, 2014 and 2013, respectively. The primary reason for the increase in share-based compensation expense for the year ended December 31, 2014 was due to the additional expense associated with new grants under the Parkway Properties, Inc. and Parkway Properties LP 2013 Omnibus Equity Incentive Plan. Total compensation expense related to nonvested awards not yet recognized was $7.6 million at December 31, 2014. The weighted average period over which the expense is expected to be recognized is approximately one year.

Acquisition Costs.  During the year ended December 31, 2014, we incurred $3.5 million in acquisition costs, compared to $13.1 million for the year ended December 31, 2013. The primary reason for the decrease is due to costs associated with the Mergers.

Gain on Sale of In-Substance Real Estate. On December 19, 2013, we acquired TPGI's interest in the Austin Joint Venture as part of the Mergers. As of December 31, 2013, we and Madison owned a 50% interest in the Austin Joint Venture. On January 24, 2014, pursuant to a put right held by Madison, we purchased Madison’s approximately 17% interest in the Austin Joint Venture for a purchase price of approximately $41.5 million. On February 10, 2014, CalSTRS exercised an option to purchase 60% of Madison's former interest on the same terms that we acquired the interest from Madison for approximately $24.9 million. After giving effect to these transactions, we had a 40% interest in the Austin Joint Venture, with CalSTRS owning the remaining 60%, and we recorded a gain of approximately $6.3 million during the year ended December 31, 2014.

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

On November 17, 2014, we and CalSTRS terminated the Austin Joint Venture in Austin, Texas. Pursuant to the transaction agreements, we acquired CalSTRS' 60% interest in San Jacinto Center and One Congress Plaza, resulting in 100% ownership of these two properties, and we transferred our 40% interest in Frost Bank Tower, 300 West 6th Street and One American Center to CalSTRS. We also received aggregate net proceeds of approximately $43.6 million from CalSTRS in connection with the transaction and recognized a $52.8 million gain during the year ended December 31, 2014.

On December 29, 2014, we sold 525 North Tryon, an office property located in Charlotte, North Carolina, for a gross sale price of $60.0 million. During the year ended December 31, 2014, we recognized a gain on the sale of 525 North Tryon of approximately $16.1 million.

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

Interest Expense.  Interest expense, including amortization of deferred financing costs, increased $20.5 million, or 44.9%, for the year ended December 31, 2014, compared to the year ended December 31, 2013, and is comprised of the following (in thousands):

	Year Ended December 31,
	2014	2013	Increase	% Change
Interest expense:
Mortgage interest expense	$60,480	$36,843	$23,637	64.2%
Mortgage premium amortization	(6,374)	—	(6,374)	*N/M
Credit facility interest expense	9,143	6,752	2,391	35.4%
Mortgage loan cost amortization	1,286	874	412	47.1%
Credit facility cost amortization	1,560	1,153	407	35.3%
Total interest expense	$66,095	$45,622	$20,473	44.9%
*N/M – Not meaningful

Mortgage interest expense increased $23.6 million, or 64.2%, for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to $301.3 million of mortgage debt assumed in connection with our 2014 acquisitions of One Orlando Centre, One Congress Plaza and San Jacinto Center, as well as a full year of interest expense for $534.8 million of mortgage debt placed or assumed during 2013 in connection with office property acquisitions in 2013, of which $321.0 million related to the Mergers.

Credit facility interest expense increased $2.4 million, or 35.4%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase is due to an increase in year-to-date average borrowings of $68.9 million and an increase in the weighted average interest rate on average borrowings of 65 basis points.

Discontinued Operations.  Discontinued operations are comprised of the following for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended
	December 31,
	2014	2013
Statement of Operations:
Revenues
Income from office properties	$99	$14,976
	99	14,976
Expenses
Operating expenses	373	6,835
Management company expense	1	(39)
Interest expense	—	485
Loss on extinguishment of debt	—	2,149
Depreciation and amortization	116	4,561
Impairment loss	—	10,200
	490	24,191
Loss from discontinued operations	(391)	(9,215)
Gain on sale of real estate from discontinued operations	10,463	32,493
Total discontinued operations per Statement of Operations	10,072	23,278
Net income attributable to noncontrolling interest from discontinued operations	(352)	(13,443)
Total discontinued operations – Parkway's Share	$9,720	$9,835

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

All current and prior period income from the following office property dispositions is included in discontinued operations for the year ended December 31, 2013 (in thousands).

Office Properties	Location	Square Feet	Date of Sale	Net Sales Price	Net Book Value of Real Estate	Gain on Sale	Impairment Loss
Atrium at Stoneridge (1)	Columbia, SC	108	03/20/2013	$2,966	$2,424	$542	$3,500
Waterstone (2)	Atlanta, GA	93	07/10/2013	3,247	3,207	40	3,000
Meridian (2)	Atlanta, GA	97	07/10/2013	6,615	6,560	55	1,600
Bank of America Plaza	Nashville, TN	436	07/17/2013	41,093	29,643	11,450	—
Lakewood II	Atlanta, GA	123	10/31/2013	10,240	4,403	5,837	—
Carmel Crossing	Charlotte, NC	326	11/08/2013	36,673	22,104	14,569	—
2013 Dispositions (3)		1,183		$100,834	$68,341	$32,493	$8,100
Woodbranch Building	Houston, TX	109	01/14/2014	$14,424	$4,450	$9,974	$—
Mesa Corporate Center (2)	Phoenix, AZ	106	01/31/2014	12,257	11,768	489	5,600
2014 Dispositions		215		$26,681	$16,218	$10,463	$5,600

(1)	The impairment loss on real estate in connection with Atrium at Stoneridge was recognized in discontinued operations during the year ended December 31, 2012.

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

In accordance with our adoption of FASB ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," effective January 1, 2014, the sales of the Schlumberger Building and 525 North Tryon were not included in discontinued operations as they were not previously classified as held for sale as of December 31, 2013 and did not represent a strategic shift in our operations.

Income Taxes.  The analysis below includes changes attributable to income tax benefit (expense) for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014	2013	$ Change	% Change
Income tax expense – current	$(4,902)	$(555)	$(4,347)	*N/M
Income tax benefit – deferred	4,763	1,960	2,803	*N/M
Total income tax benefit (expense)	$(139)	$1,405	$(1,544)	*N/M
*N/M – Not meaningful

Current income tax expense increased $4.3 million for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase is primarily attributable to an increase in income from our taxable REIT subsidiary and additional state taxes associated with our increased concentration in Pennsylvania and Texas as a result of the Mergers. Deferred income tax benefit increased $2.8 million for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase is primarily attributable to the book to tax differences related to the impairment loss associated with certain Eola management contracts and the reversal of a valuation allowance on the deferred tax assets in 2014.

Liquidity and Capital Resources

General

Our principal short-term and long-term liquidity needs include:

•	funding operating and administrative expenses;

•	meeting debt service and debt maturity obligations;

•	funding normal repair and maintenance expenses at our properties;

•	funding capital improvements;

•	funding tenant improvements, leasing commissions and other leasing costs;

•	funding the development costs for development projects;

•	acquiring additional investments that meet our investment criteria; and

•	funding distributions to stockholders.

We may fund these liquidity needs by drawing on multiple sources, including the following:

•	our current cash balance;

•	our operating cash flows;

•	borrowings (including borrowings under our senior unsecured revolving credit facility and borrowings from the placement of new unsecured term loans);

•	proceeds from the placement of new mortgage loans and refinancing of existing mortgage loans;

•	proceeds from the sale of assets and the sale of portions of assets owned through joint ventures; and

•	the sale of equity or debt securities.

Our short-term liquidity needs include funding operations and administrative expenses, normal repair and maintenance expenses at our properties, capital improvements, funding the development costs for our development properties and distributions to stockholders. We anticipate using our current cash balance, our operating cash flows and borrowings (including borrowings available under our senior unsecured revolving credit facility) to meet our short-term liquidity needs. We have received an investment grade rating which may positively impact our ability to access capital on favorable terms.

Our long-term liquidity needs include the principal amount of our long-term debt as it matures, significant capital expenditures that need to be made at our properties and acquiring additional investments that meet our investment criteria. We anticipate using proceeds from the placement of new mortgage loans and refinancing of existing mortgage loans, proceeds from the sale of assets and the portions of owned assets through joint ventures, and the possible sale of equity or debt securities to meet our long-term liquidity needs. We anticipate that these funding sources will be adequate to meet our liquidity needs.

Cash

Cash and cash equivalents were $75.0 million and $116.2 million at December 31, 2015 and 2014, respectively.  Cash flows provided by operating activities for the years ended December 31, 2015 and 2014 were $82.6 million and $53.0 million, respectively. The increase in cash flows from operating activities of $29.6 million is primarily attributable to timing of receipt of revenues and payment of expenses.

Cash provided by investing activities was $105.9 million for the year ended December 31, 2015. Cash used in investing activities was $412.2 million for the year ended December 31, 2014. The increase in cash provided by (used in) investing activities of $518.1 million is primarily due to a decrease in investment in real estate and increases in proceeds from the sale of real estate and distributions of capital from unconsolidated joint ventures, partially offset by an increase in improvements to real estate and an increase in real estate development associated with Fund II's Hayden Ferry Lakeside III construction.

Cash used in financing activities was $229.8 million for the year ended December 31, 2015. Cash provided by financing activities was $416.7 million for the year ended December 31, 2014.  The decrease in cash provided by (used in) financing activities of $646.5 million is primarily attributable to a decrease in proceeds from common stock offerings, net of offering costs, increases in payments on mortgage notes payable, including our paydowns of the Westshore Corporate Center, 3350 Peachtree, Two Ravinia Drive, 245 Riverside, John Hancock Facility and Teachers Insurance and Annuity Associations mortgages, and decreases in net proceeds received from bank borrowings.

Indebtedness.

Notes Payable to Banks.  At December 31, 2015, we had a total of $550.0 million outstanding under the following credit facilities (in thousands):

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

On June 26, 2015, we entered into a term loan agreement for a $200.0 million five-year unsecured term loan. The unsecured term loan has a maturity date of June 26, 2020, and has an accordion feature that allows for an increase in the size of the unsecured term loan to as much as $400.0 million. Interest on the unsecured term loan is based on LIBOR plus an applicable margin of 0.90% to 1.75% depending on our highest credit rating (with the current rate set at 1.35%). The unsecured term loan has substantially the same operating and financial covenants as required by our $450.0 million senior unsecured revolving credit facility.

The senior unsecured revolving credit facility and unsecured term loans bear interest at LIBOR plus an applicable margin. As a result of the investment grade credit ratings we received in January 2015 from the Standard & Poor's Ratings Services and Moody's Investors Service, we have changed to a different pricing grid under our existing credit agreement that is based on our most recent credit rating. The new applicable margin for the senior unsecured revolving credit facility is currently 1.30% resulting in an all-in rate of 1.49%. The new applicable margin for the $250.0 million five-year unsecured term loan is currently 1.40% resulting in a weighted average all-in rate of 2.56%, after giving effect to the floating-to-fixed-rate interest rate swaps. The new applicable margin for the $100.0 million seven-year unsecured term loan is currently 1.85%, resulting in an all-in rate of 4.41%, after accounting for the floating-to-fixed-rate interest rate swap.

For a discussion of interest rate swaps entered into in connection with our unsecured term loans and senior unsecured revolving credit facility, see "Note 7—Capital and Financing Transactions—Interest Rate Swaps" in our financial statements included elsewhere in this Annual Report on Form 10-K.

We monitor a number of leverage and other financial metrics including, but not limited to, debt to total asset value ratio, as defined in the loan agreements for our senior unsecured revolving credit facility. In addition, we also monitor interest and fixed charge coverage ratios, as well as the net debt to Adjusted EBITDA multiple. The interest coverage ratio is computed by comparing the cash interest accrued to Adjusted EBITDA. The interest coverage ratio for the years ended December 31, 2015 and 2014 was 3.9 and 3.6 times, respectively. The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to Adjusted EBITDA. The fixed charge coverage ratio for the years ended December 31, 2015 and 2014 was 3.3 and 3.1 times, respectively. The net debt to Adjusted EBITDA multiple is computed by comparing our share of net debt to Adjusted EBITDA for the current quarter, as annualized and adjusted pro forma for any completed investment activities. The net debt to Adjusted EBITDA multiple for the years ended December 31, 2015 and 2014 was 6.4 and 6.1 times, respectively. Management believes various leverage and other financial metrics it monitors provide useful information on total debt levels as well as our ability to cover interest, principal and/or preferred dividend payments.

Mortgage Notes Payable.  At December 31, 2015, we had $1.2 billion in mortgage notes payable secured by office properties, with an average interest rate of 4.0%.

The table below presents the principal payments due and weighted average interest rates for total mortgage notes payable, at December 31, 2015 (in thousands).

	Weighted Average Interest Rate	Total Mortgage Maturities	Balloon Payments	Principal Amortization
Schedule of Mortgage Maturities by Years:
2016	3.6%	$175,849	$161,407	$14,442
2017	3.7%	426,356	412,397	13,959
2018	3.9%	209,724	193,500	16,224
2019	4.9%	146,435	138,632	7,803
2020	4.8%	115,156	110,335	4,821
Thereafter	3.9%	144,938	135,141	9,797
Total principal maturities		1,218,458	$1,151,412	$67,046
Fair value premiums on mortgage debt acquired, net	N/A	19,878
Total principal maturities and fair value premium on mortgage debt acquired	4.0%	$1,238,336
Fair value at December 31, 2015		$1,235,553

On March 5, 2015, we extinguished the mortgage note payable associated with Westshore Corporate Center. The balance at the date of payoff was approximately $14.0 million. We recognized a gain on extinguishment of debt of approximately $79,000.

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

On October 1, 2015, we assumed the $52.0 million first mortgage secured by Two Buckhead Plaza. The loan has an interest rate of 6.43% and matures on October 1, 2017.

On December 22, 2015, we paid in full the $17.1 million mortgage debt secured by 5300 Memorial and Town & Country and incurred a $503,000 prepayment fee as part of the repayments.

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

We designated the swaps as cash flow hedges of the variable interest rates on our $250.0 million unsecured term loan, our $100.0 million unsecured term loan, and the debt secured by 245 Riverside, Corporate Center IV, Two Ravinia Drive, Hayden Ferry Lakeside I and Hayden Ferry Lakeside II.

Our interest rate hedge contracts at December 31, 2015 and 2014 are summarized as follows (in thousands):

							Asset (Liability) Balance
		Current					December 31,
Type of Hedge	Balance Sheet Location	Associated Loan	Notional Amount	Maturity Date	Reference Rate	Fixed Rate	2015	2014
Swap	Receivables and Other Assets	5-year term loan	50,000	09/27/2017	1-month LIBOR	0.7%	$190	$452
Swap	Account payable and other liabilities	5-year term loan	120,000	06/11/2018	1-month LIBOR	1.6%	(1,515)	(1,438)
Swap	Account payable and other liabilities	Corporate Center IV	13,475	10/08/2018	1-month LIBOR	3.3%	(68)	(18)
Swap	Receivables and Other Assets	5-year term loan	75,000	09/27/2017	1-month LIBOR	0.7%	284	679
Swap	Account payable and other liabilities	Hayden Ferry Lakeside II	4,316	01/25/2018	1-month LIBOR	1.7%	(61)	(71)
Swap	Account payable and other liabilities	Hayden Ferry Lakeside I	21,536	01/25/2018	1-month LIBOR	4.5%	(655)	(877)
Swap	Account payable and other liabilities	Hayden Ferry Lakeside II	41,747	01/25/2018	1-month LIBOR	1.5%	(392)	(413)
Swap	Account payable and other liabilities	245 Riverside	9,166	09/30/2018	1-month LIBOR	5.2%	—	(617)
Swap	Account payable and other liabilities	Corporate Center IV	22,016	10/08/2018	1-month LIBOR	5.4%	(1,295)	(1,613)
Swap	Account payable and other liabilities	Two Ravinia Drive	22,100	11/18/2018	1-month LIBOR	5.0%	—	(1,317)
Swap	Account payable and other liabilities	5-year term loan	5,000	04/01/2019	1-month LIBOR	1.7%	(76)	(60)
Swap	Account payable and other liabilities	7-year term loan	100,000	03/31/2021	1-month LIBOR	2.6%	(4,964)	(4,652)
							$(8,552)	$(9,945)

We designated these swaps as cash flow hedges of the variable interest payments associated with the loans.

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

On May 28, 2014, we entered into an ATM Equity OfferingSM Sales Agreement (the "Sales Agreement") with various agents whereby we may sell, from time to time, shares of our common stock, par value $.001 per share, having aggregate gross sales proceeds of up to $150.0 million through an "at-the-market" equity offering program. Sales may be made to the agents in their capacity as sales agents or as principals. We intend to use the net proceeds for general corporate purposes, which may include repaying temporarily amounts outstanding from time to time under our senior unsecured revolving credit facility, for working capital and capital expenditures, and to fund potential acquisitions or development of office properties. We are required to pay each agent a commission that will not exceed, but may be lower than, 2.0% of the gross sales price of the shares sold through such agent. During the year ended December 31, 2015, we did not sell any shares of common stock under our Sales Agreement.

Capital Expenditures

We presently have plans to make recurring capital expenditures to our office properties during 2016 of approximately $54.0 million to $59.0 million on a consolidated basis, with approximately $44.0 million to $49.0 million representing our share, including expenditures for unconsolidated joint ventures. During the year ended December 31, 2015, we incurred $52.7 million in recurring capital expenditures on a consolidated basis, with $35.0 million representing our share. These costs include tenant improvements, leasing costs and recurring building improvements. Additionally, we presently have plans to make improvements related to upgrades on consolidated properties acquired in recent years that were anticipated at the time of purchase in 2015 of approximately $57.0 million to $62.0 million on a consolidated and at share basis. During the year ended December 31, 2015, we incurred $92.6 million related to upgrades on properties acquired in recent years that were anticipated at the time of purchase and major renovations that are nonrecurring in nature to office properties, with $94.1 million representing our share, including unconsolidated joint ventures. All such improvements were financed, or will be financed, with cash flow from the properties, capital expenditure escrow accounts, borrowings under our senior unsecured revolving credit facility and contributions from joint venture partners.

During the year ended December 31, 2015, Fund II incurred $37.3 million in development costs related to the construction of Hayden Ferry Lakeside III, a planned office development in the Tempe submarket of Phoenix, Arizona. Costs related to planning, developing, leasing and constructing the property, including costs of development personnel working directly on projects under development, are capitalized. We own a 70% indirect controlling interest in Hayden Ferry Lakeside III.

Dividends

During 2015, we paid $87.5 million in dividends, $83.8 million to our common stockholders and $3.7 million to the common unit holders of our Operating Partnership. These dividends and distributions were funded with cash flow from the properties, proceeds from the sales of properties, and borrowings on our senior unsecured revolving credit facility. For additional information on our distribution policy, see "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Market Price of and Dividends on the Issuer's Common Equity."

Contractual Obligations

We have contractual obligations including mortgage notes payable and lease obligations.  The table below presents total payments due under specified contractual obligations by year through maturity at December 31, 2015 (in thousands):

	Payments Due By Period
Contractual Obligations	2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt principal and interest payments (1)	$248,700	$727,924	$243,954	$168,910	$328,216	$258,679	$1,976,383
Operating leases	163	122	72	9	—	—	366
Ground lease payments	1,264	1,294	1,294	1,294	1,296	91,378	97,820
Purchase obligations (tenant improvements and lease commissions)	56,708	2,377	10	114	3,007	25	62,241
Total	$306,835	$731,717	$245,330	$170,327	$332,519	$350,082	$2,136,810
(1) Variable interest payments are calculated using the rate at December 31, 2015.

The amounts presented above for long-term debt include principal and interest payments, including principal payments under our $250.0 million unsecured five-year term loan which matures on March 29, 2019, our $200 million unsecured five-year term loan which matures on June 26, 2020, and our $100 million unsecured seven-year term loan which matures on March 31, 2021. The amounts presented for purchase obligations represent the remaining tenant improvement allowances and lease commissions for leases in place at December 31, 2015.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are discussed in Note 4 “Investment in Unconsolidated Joint Ventures” and Note 17 “Commitments and Contingencies” of the accompanying consolidated financial statements

Critical Accounting Policies and Estimates

General.  Our investments are generally made in office properties. Therefore, we are generally subject to risks incidental to the ownership of real estate. Some of these risks include changes in supply or demand for office properties or customers for such properties in an area in which we have buildings; changes in real estate tax rates; and changes in federal income tax, real estate and zoning laws. Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements. Our consolidated financial statements include the accounts of Parkway Properties, Inc., our majority owned subsidiaries and joint ventures in which we have a controlling interest. We also consolidate subsidiaries where the entity is a variable interest entity and we are the primary beneficiary. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from our estimates.

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
(4)  Initial recognition, measurement and assignment of the cost of real estate acquired; and
(5) Share-based compensation.

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

Management company income represents market-based fees earned from providing management, construction, leasing, brokerage, and acquisition services to unconsolidated joint ventures, related parties, and third parties. Management fee income is computed and recorded monthly in accordance with the terms set forth in the management service agreements. Leasing and brokerage commissions, as well as salary and administrative fees, are recognized pursuant to the terms of the agreements at the time underlying leases are signed, which is the point at which the earnings process is complete and collection of the fees is reasonably assured. Fees relating to the purchase or sale of property are recognized when the earnings process is complete and the collection of fees is reasonably assured, which usually occurs at closing. All fees on Company-owned properties and consolidated joint ventures are eliminated in consolidation. We recognize our share of fees earned from unconsolidated joint ventures in management company income.

We recognize gains or losses on sales of real estate at times and in amounts determined in accordance with the accounting guidance for sales of real estate. The guidance takes into account the terms of the transaction and any continuing involvement, including in the form of management, leasing of space or financial assistance associated with the properties. If the sales criteria for the full accrual method are not met, then we defer gain recognition and account for the transaction by applying the deposit, finance, installment or cost recovery methods, as appropriate.

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

We classify certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions to close in the next twelve months. We consider an office property as held for sale once we have executed a contract for sale, allowed the buyer to complete its due diligence review and received a substantial non-refundable deposit. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer's obligation to perform have been satisfied, we do not consider a sale to be probable. When we identify an asset as held for sale, we estimate the net realizable value of such asset and discontinue recording depreciation on the asset. We record assets held for sale at the lower of carrying amount or fair value less cost to sell. If the fair value of the asset net of estimated selling costs is less than the carrying amount, we record an impairment loss. With respect to assets classified as held and used, we recognize an impairment loss if the carrying amount is not recoverable and exceeds the sum of undiscounted future cash flows expected to result from the use and eventual disposition of the asset. Upon impairment, we recognize an impairment loss to reduce the carrying value of the real estate asset to the estimate of its fair value. The cash flow and fair value estimates are based on assumptions about employing the asset for its remaining useful life. Factors considered in projecting future cash flows include, but are not limited to: existing leases, future leasing and terminations, market rental rates, capital improvements, tenant improvements, leasing commissions, inflation, discount rates, capitalization rates and other known variables.

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

Initial Recognition, Measurement and Assignment of the Cost of Real Estate Acquired.  We account for our acquisitions of real estate by allocating the fair value of real estate to acquired tangible assets, consisting of land, building, garage, building improvements and tenant improvements, identified intangible assets and liabilities, which consist of the value of above and below market leases, lease costs, the value of in-place leases and any value attributable to above or below market debt assumed with the acquisition.

We assign the purchase price of properties to tangible and intangible assets based on fair values. We determine the fair value of the tangible and intangible components using a variety of methods and assumptions all of which result in an approximation of fair value. Differing assumptions and methods could result in different estimates of fair value and thus, a different purchase price assignment and corresponding increase or decrease in depreciation and amortization expense.

Share Based Compensation. We account for share-based employee compensation plans under the fair value recognition and measurement provisions in accordance with applicable accounting standards, which require all share-based payments to employees to be measured based on the grant-date fair value of the awards.

Recent Accounting Pronouncements

See information appearing under the caption "—Recent Accounting Pronouncements—" in "Note 1—Summary of Significant Accounting Policies" for a discussion of the recent accounting pronouncements not yet adopted by us.

Funds From Operations ("FFO"), Recurring FFO and Funds Available for Distribution ("FAD")

Management believes that FFO is an appropriate measure of performance for equity REITs and computes this measure in accordance with the NAREIT definition of FFO (including any guidance that NAREIT releases with respect to the definition). FFO is defined by NAREIT as net income (computed in accordance with GAAP), reduced by preferred dividends, excluding gains or losses from sale of previously depreciable real estate assets, impairment charges related to depreciable real estate under GAAP, plus depreciation and amortization related to depreciable real estate, and after adjustments to derive our pro rata share of FFO of consolidated and unconsolidated joint ventures. Further, we do not adjust FFO to eliminate the effects of non-recurring charges. We believe that FFO is a meaningful supplemental measure of our operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses. However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. We believe that the use of FFO, combined with the required GAAP presentations, has been beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of operating results among such companies more meaningful. FFO as reported by us may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition. FFO does not represent cash generated from operating activities in accordance with GAAP and is not an indication of cash available to fund cash needs. FFO should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity. FFO measures 100% of the operating performance of Parkway Properties LP in which Parkway Properties, Inc. owns an interest.

The following table presents a reconciliation of net income for Parkway Properties, Inc. and attributable to common stockholders to FFO attributable to the Operating Partnership for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended
	December 31,
	2015	2014
Net income for Parkway Properties, Inc. and attributable to common stockholders	$67,335	$42,943
Adjustments to derive FFO attributable to the Operating Partnership:
Depreciation and amortization (Parkway's share)	175,802	179,797
Noncontrolling interest - unit holders	2,947	2,089
Impairment loss on real estate	5,400	11,700
Net gains on sale of real estate (Parkway's share)	(85,366)	(82,150)
Net gains on sale of real estate - discontinued operations (Parkway's share)	—	(10,463)
Gain on sale of unconsolidated property (Parkway's share)	(9,754)	—
FFO attributable to the Operating Partnership	$156,364	$143,916

In addition to FFO, we also disclose recurring FFO ("Recurring FFO"), which excludes our share of non-cash adjustments for interest rate swaps, realignment expenses, adjustments for non-recurring lease termination fees, gains and losses on extinguishment of debt, acquisition costs, or other unusual items. Although this is a non-GAAP measure that differs from NAREIT’s definition of FFO, we believe it provides a meaningful presentation of operating performance because it allows investors to compare our operating performance to our performance in prior reporting periods without the effect of items that by their nature are not comparable from period to period and tend to obscure our actual operating results. Recurring FFO measures 100% of the operating performance of Parkway Properties LP in which Parkway Properties, Inc. owns an interest.

The following table presents a reconciliation of FFO attributable to the Operating Partnership to Recurring FFO attributable to the Operating Partnership for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended
	December 31,
	2015	2014
FFO attributable to the Operating Partnership	$156,364	$143,916
Adjustments to derive Recurring FFO attributable to the Operating Partnership:
Non-recurring lease termination fee income	(2,054)	(1,443)
Loss on extinguishment of debt (Parkway's share)	4,537	2,405
Acquisition costs	2,074	3,463
Impairment loss on management contracts, net of tax (Parkway's share)	—	2,905
Non-cash adjustment for interest rate swap (Parkway's share)	370	(19)
Realignment expenses	520	6,016
Recurring FFO attributable to the Operating Partnership	$161,811	$157,243

In addition to FFO and Recurring FFO, we also disclose FAD, which is FFO, excluding straight line rent adjustments, amortization of above and below market leases, share-based compensation expense, acquisition costs, amortization of loan costs, other non-cash charges, gain or loss on extinguishment of debt, amortization of mortgage interest premium and reduced by recurring non-revenue enhancing capital expenditures for building improvements, tenant improvements and leasing costs. Adjustments for our share of partnerships and joint ventures are included in the computation of FAD on the same basis. While there is not a generally accepted definition established for FAD, we believe it is a non-GAAP measure that provides a meaningful presentation of operating performance by representing cash flow available for our shareholders. FAD measures 100% of the operating performance of Parkway Properties LP in which Parkway Properties, Inc. owns an interest.

The following table presents a reconciliation of FFO attributable to the Operating Partnership to FAD attributable to the Operating Partnership for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended
	December 31,
	2015	2014
FFO attributable to the Operating Partnership	$156,364	$143,916
Adjustments to derive FAD attributable to the Operating Partnership:
Straight-line rents	(36,320)	(22,310)
Amortization of below market leases, net	(18,149)	(14,653)
Share-based compensation expense	6,525	8,238
Impairment loss on management contracts, net of tax (Parkway's share)	—	2,905
Acquisition costs	2,074	3,463
Amortization of loan costs (Parkway's share)	2,919	2,712
Non-cash adjustment for interest rate swap (Parkway's share)	370	(19)
Loss on extinguishment of debt (Parkway's share)	4,537	2,405
Amortization of mortgage interest premium	(12,268)	(10,046)
Recurring capital expenditures (Parkway's share)	(34,975)	(45,020)
FAD attributable to the Operating Partnership	$71,077	$71,591

EBITDA and Adjusted EBITDA

We believe that using EBITDA as a non-GAAP financial measure helps investors and our management analyze our ability to service debt and pay cash distributions. We define EBITDA as net income before interest expense, income taxes and depreciation and amortization. We further adjust EBITDA to exclude acquisition costs, gains and losses on early extinguishment of debt, impairment of real estate, share-based compensation expense and gains and losses on sales of real estate, which we refer to as "Adjusted EBITDA."

Adjustments for Parkway’s share of partnerships and joint ventures are included in the computation of Adjusted EBITDA on the same basis.

However, the material limitations associated with using EBITDA and Adjusted EBITDA as non-GAAP financial measures compared to cash flows provided by operating, investing and financing activities are that EBITDA and Adjusted EBITDA do not reflect our historical cash expenditures or future cash requirements for working capital, capital expenditures or the cash required to make interest and principal payments on our outstanding debt. Although EBITDA and Adjusted EBITDA have limitations as analytical tools, we compensate for the limitations by only using EBITDA and Adjusted EBITDA to supplement GAAP financial measures. Additionally, we believe that investors should consider EBITDA and Adjusted EBITDA in conjunction with net income and the other required GAAP measures of our performance and liquidity to improve their understanding of our operating results and liquidity. EBITDA and Adjusted EBITDA measure 100% of the operating performance of Parkway Properties LP in which Parkway Properties, Inc. owns an interest.

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

The following table reconciles cash flows provided by operating activities to EBITDA for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended
	December 31,
	2015	2014
Cash flows provided by operating activities	$82,648	$53,004
Amortization of below market leases, net	16,288	13,690
Share-based compensation expense	(6,230)	(7,417)
Gain on sale of in-substance real estate	—	6,289
Net gains on sale of real estate	110,732	76,378
Net gains on sale of real estate - discontinued operations	—	10,463
Gain on sale of unconsolidated property	9,698	—
Impairment loss on real estate	(5,400)	(11,700)
Impairment loss on management contracts, net of tax	—	(4,750)
Loss on extinguishment of debt	(6,062)	—
Equity in earnings (losses) of unconsolidated joint ventures	2,204	(967)
Distributions of income from unconsolidated joint ventures	(4,490)	(5,338)
Change in deferred leasing costs	22,589	16,742
Change in condominium units	(9,318)	(10,582)
Change in receivables and other assets	54,976	65,846
Change in accounts payable and other liabilities	9,061	17,310
Net income attributable to noncontrolling interests - unit holders	(2,947)	(2,089)
Net (income) loss attributable to noncontrolling interests - real estate partnerships	(24,441)	824
Tax expense - current	1,540	4,902
Interest expense, net	80,258	69,643
EBITDA	$331,106	$292,248

The reconciliation of net income for Parkway Properties, Inc. to EBITDA and Adjusted EBITDA and the computation of our proportionate share of interest and fixed charge coverage ratios, as well as the net debt to Adjusted EBITDA multiple is as follows for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014
Net income for Parkway Properties, Inc.	$67,335	$42,943
Adjustments to net income for Parkway Properties, Inc.:
Interest expense, net	71,481	66,095
Tax expense	1,903	139
Depreciation and amortization	190,387	182,955
Depreciation and amortization - discontinued operations	—	116
EBITDA	331,106	292,248
Impairment loss on real estate	5,400	11,700
Impairment loss on management contracts, net of tax	—	2,905
Net gains on sale of real estate (Parkway's share)	(85,366)	(92,613)
Gain on sale of unconsolidated property (Parkway's share)	(9,754)	—
Loss on extinguishment of debt (Parkway's share)	4,537	2,405
Noncontrolling interest - unit holders	2,947	2,089
Acquisition costs (Parkway's share)	2,074	3,463
Share-based compensation expense (Parkway's share)	6,525	7,417
Realignment expenses	520	—
EBITDA adjustments - noncontrolling interest in real estate partnerships and unconsolidated joint ventures	(23,204)	13
Adjusted EBITDA (1)	$234,785	$229,627
Interest coverage ratio:
Adjusted EBITDA	$234,785	$229,627
Interest expense:
Interest expense	$71,481	$66,095
Interest expense - noncontrolling interest in real estate partnerships and unconsolidated joint ventures	(11,908)	(2,509)
Total interest expense	$59,573	$63,586
Interest coverage ratio	3.9	3.6
Fixed charge coverage ratio:
Adjusted EBITDA	$234,785	$229,627
Fixed charges:
Interest expense	$59,573	$63,586
Principal payments	10,982	10,001
Total fixed charges	$70,555	$73,587
Fixed charge coverage ratio	3.3	3.1
Net Debt to Adjusted EBITDA multiple:
Annualized Adjusted EBITDA (2)	$238,183	$251,878
Parkway's share of total debt:
Mortgage notes payable	$1,238,336	$1,339,450
Notes payable to banks	550,000	481,500
Adjustments for noncontrolling interest in real estate partnerships and unconsolidated joint ventures	(203,364)	(214,590)
Parkway's share of total debt	1,584,972	1,606,360
Less: Parkway's share of cash	(57,974)	(82,353)
Parkway's share of net debt	$1,526,998	$1,524,007
Net Debt to Adjusted EBITDA multiple	6.4	6.1

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

Net Operating Income ("NOI"), Same-Store NOI ("SSNOI") and Recurring SSNOI

We define net operating income (“NOI”) as income from office properties less property operating expenses. NOI measures 100% of the operating performance of Parkway Properties LP in which Parkway Properties, Inc. owns an interest. We consider NOI to be a useful performance measure to investors and management because it reflects the revenues and expenses directly associated with owning and operating our properties and the impact to operations from trends in occupancy rates, rental rates and operating costs not otherwise reflected in net income.

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

The following table presents a reconciliation of our net income to NOI, SSNOI and recurring SSNOI for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended
	December 31,
	2015	2014
Net income for Parkway Properties, Inc.	$67,335	$42,943
Add (deduct):
Interest expense	71,481	66,095
Loss on extinguishment of debt	6,062	2,405
Depreciation and amortization	190,387	182,955
Management company expenses	9,935	20,280
Income tax expense	1,903	139
General and administrative	31,194	32,660
Acquisition costs	2,074	3,463
Equity in (earnings) loss of unconsolidated joint ventures	(2,204)	967
Sale of condominium units	(11,065)	(16,554)
Cost of sales - condominium units	11,120	13,199
Net income attributable to noncontrolling interests	27,388	1,265
Loss from discontinued operations	—	391
Net gains on sale of real estate	(110,732)	(82,667)
Net gains on sale of real estate from discontinued operations	—	(10,463)
Gain on sale of unconsolidated property	(9,698)	—
Impairment loss on real estate	5,400	11,700
Impairment loss on management contracts	—	4,750
Management company income	(10,321)	(22,140)
Interest and other income	(903)	(1,452)
NOI from consolidated office properties	279,356	249,936
Less: NOI from non same-store properties	(60,377)	(60,755)
Add: One Congress Plaza and San Jacinto Center (1)	—	18,303
SSNOI	218,979	207,484
Less: non-recurring lease termination fee income	(847)	(871)
Recurring SSNOI	$218,132	$206,613

(1) SSNOI for the year ended December 31, 2014 includes the effect of amounts from our One Congress Plaza and San Jacinto Center properties in Austin, Texas as these properties are included as same-store properties for comparative purposes. Previously, the activity from these properties was included in equity in earnings.

Inflation

Inflation has not had a significant impact on us because of the relatively low inflation rate in our geographic areas of operation. Additionally, most of our leases require customers to pay their pro rata share of operating expenses, including common area maintenance, real estate taxes, utilities and insurance, thereby reducing our exposure to increases in operating expenses resulting from inflation. Our leases typically have three to seven year terms, which may enable us to replace existing leases with new leases at market base rent, which may be higher or lower than the existing lease rate.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

See information appearing under the caption "Liquidity" appearing in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

At December 31, 2015, total outstanding debt was $1.8 billion, of which $231.3 million, or 13.1%, was variable rate debt. If market rates of interest on the variable rate debt fluctuate by 10% (or approximately 20 basis points), the change in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $388,000 annually.

ITEM 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS
PARKWAY PROPERTIES, INC.

We have audited the accompanying consolidated balance sheets of Parkway Properties, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company changed its reporting of discontinued operations as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” effective January 1, 2014.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Indianapolis, Indiana
February 25, 2016

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2015	December 31, 2014
Assets
Real estate related investments:
Office properties	$3,332,021	$3,333,900
Accumulated depreciation	(308,772)	(309,629)
Total real estate related investments, net	3,023,249	3,024,271

Condominium units	—	9,318
Mortgage loan receivable	3,331	3,417
Investment in unconsolidated joint ventures	39,592	55,550
Cash and cash equivalents	74,961	116,241
Receivables and other assets	309,663	285,217
Intangible assets, net	146,688	185,488
Assets held for sale	21,373	24,079
Management contract intangibles, net	378	1,133
Total assets	$3,619,235	$3,704,714

Liabilities
Notes payable to banks	$550,000	$481,500
Mortgage notes payable	1,238,336	1,339,450
Accounts payable and other liabilities	193,685	202,413
Liabilities related to assets held for sale	1,003	2,035
Total liabilities	1,983,024	2,025,398

Equity
Parkway Properties, Inc. stockholders' equity
Common stock, $.001 par value, 215,500,000 authorized and 111,631,153 and 111,127,386 shares issued and outstanding in 2015 and 2014, respectively	112	111
Limited voting stock $.001 par value, 4,500,000 authorized and 4,213,104 shares issued and outstanding	4	4
Additional paid-in capital	1,854,913	1,842,581
Accumulated other comprehensive loss	(6,199)	(6,166)
Accumulated deficit	(460,131)	(443,757)
Total Parkway Properties, Inc. stockholders' equity	1,388,699	1,392,773
Noncontrolling interests	247,512	286,543
Total equity	1,636,211	1,679,316
Total liabilities and equity	$3,619,235	$3,704,714

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues
Income from office properties	$452,597	$418,007	$273,434
Management company income	10,321	22,140	18,145
Sale of condominium units	11,065	16,554	—
Total revenues	473,983	456,701	291,579
Expenses
Property operating expenses	173,241	168,071	108,867
Management company expenses	9,935	20,280	19,399
Cost of sales - condominium units	11,120	13,199	15
Depreciation and amortization	190,387	182,955	118,031
Impairment loss on real estate	5,400	11,700	—
Impairment loss on management contracts	—	4,750	—
General and administrative	31,194	32,660	25,653
Acquisition costs	2,074	3,463	13,126
Total expenses	423,351	437,078	285,091
Operating income	50,632	19,623	6,488
Other income and expenses
Interest and other income	903	1,452	2,236
Equity in earnings (losses) of unconsolidated joint ventures	2,204	(967)	178
Gain on sale of in-substance real estate	—	6,289	—
Net gains on sale of real estate	110,732	76,378	—
Gain on sale of unconsolidated property	9,698	—	—
Loss on extinguishment of debt	(6,062)	(2,405)	—
Interest expense	(71,481)	(66,095)	(45,622)
Income (loss) before income taxes	96,626	34,275	(36,720)
Income tax (expense) benefit	(1,903)	(139)	1,405
Income (loss) from continuing operations	94,723	34,136	(35,315)
Discontinued operations:
Loss from discontinued operations	—	(391)	(9,215)
Gain on sale of real estate from discontinued operations	—	10,463	32,493
Total discontinued operations	—	10,072	23,278
Net income (loss)	94,723	44,208	(12,037)
Net (income) loss attributable to noncontrolling interests-unit holders	(2,947)	(2,089)	291
Net (income) loss attributable to noncontrolling interests-real estate partnerships	(24,441)	824	(7,904)
Net income (loss) for Parkway Properties, Inc.	67,335	42,943	(19,650)
Dividends on preferred stock	—	—	(3,433)
Dividends on preferred stock redemption	—	—	(6,604)
Net income (loss) attributable to common stockholders	$67,335	$42,943	$(29,687)

Net income (loss)	$94,723	$44,208	$(12,037)
Other comprehensive income (loss)	1,499	(3,758)	9,779
Comprehensive income (loss)	96,222	40,450	(2,258)
Comprehensive income attributable to noncontrolling interests	(28,920)	(1,494)	(15,146)
Comprehensive income (loss) attributable to common stockholders	$67,302	$38,956	$(17,404)

Net income (loss) per common share attributable to Parkway Properties, Inc.:
Basic:
Income (loss) from continuing operations attributable to Parkway Properties, Inc.	$0.60	$0.33	$(0.60)
Discontinued operations	—	0.09	0.15
Basic net income (loss) attributable to Parkway Properties, Inc.	$0.60	$0.42	$(0.45)
Diluted:
Income (loss) from continuing operations attributable to Parkway Properties, Inc.	$0.60	$0.33	$(0.60)
Discontinued operations	—	0.09	0.15
Diluted net income (loss) attributable to Parkway Properties, Inc.	$0.60	$0.42	$(0.45)
Weighted average shares outstanding:
Basic	111,490	101,913	66,336
Diluted	116,691	107,319	66,336
Amounts attributable to Parkway Properties, Inc. common stockholders:
Income (loss) from continuing operations attributable to Parkway Properties, Inc.	$67,335	$33,223	$(39,522)
Discontinued operations	—	9,720	9,835
Net income (loss) attributable to common stockholders	$67,335	$42,943	$(29,687)
See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share data)

	Parkway Properties, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Common Stock Held in Trust and Limited Voting Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$128,942	$56	$—	$907,254	$(4,425)	$(337,813)	$261,992	$956,006
Net income (loss)	—	—	—	—	—	(19,650)	7,613	(12,037)
Other comprehensive income	—	—	—	—	2,246	—	7,533	9,779
Common dividends declared - $0.6375 per share	—	—	—	—	—	(41,838)	(169)	(42,007)
Preferred dividends declared - $0.63 per share	—	—	—	—	—	(3,433)	—	(3,433)
Dividends on preferred stock redemption	—	—	—	—	—	(6,604)	—	(6,604)
Share-based compensation	—	—	—	5,725	—	—	—	5,725
Series D Preferred Stock redemption	(128,942)	—	—	—	—	—	—	(128,942)
Issuance of 11,432 shares to Directors	—	—	—	220	—	—	—	220
Issuance of 31,049,976 shares of common stock	—	31	—	540,468	—	—	—	540,499
Issuance of 26,098 shares pursuant to TPG Management Services Agreement	—	—	—	450	—	—	—	450
Buyback of 3,365 shares to satisfy tax withholding obligation in connection with the vesting of restricted stock	—	—	—	(49)	—	—	—	(49)
Issuance of 5,351,461 Operating Partnership units	—	—	—	—	—	—	96,409	96,409
Issuance of 238,357 shares of common stock upon redemption of Operating Partnership units	—	—	—	4,302	—	—	(4,302)	—
Issuance of 4,451,461 shares of limited voting stock	—	—	4	—	—	—	—	4
Noncontrolling interest attributable to Thomas Properties Group, Inc. Merger	—	—	—	—	—	—	34,230	34,230
Distribution of capital to noncontrolling interests	—	—	—	—	—	—	(29,267)	(29,267)
Purchase of noncontrolling interest's share of office properties owned by Parkway Properties Office Fund II, L.P.	—	—	—	(30,344)	—	—	(55,118)	(85,462)
Balance at December 31, 2013	—	87	4	1,428,026	(2,179)	(409,338)	318,921	1,335,521
Net income	—	—	—	—	—	42,943	1,265	44,208
Other comprehensive income (loss)	—	—	—	—	(3,987)	—	229	(3,758)
Common dividends declared - $0.75 per share	—	—	—	—	—	(77,362)	(3,900)	(81,262)
Share-based compensation	—	—	—	6,733	—	—	—	6,733
Issuance of 16,481 shares to Directors	—	—	—	309	—	—	—	309
Issuance of 23,716,900 shares of common stock	—	24	—	417,660	—	—	—	417,684
Issuance of 19,122 shares pursuant to TPG Management Services Agreement	—	—	—	375	—	—	—	375
Issuance of 85,649 Operating Partnership units	—	—	—	—	—	—	1,546	1,546
Exercise of Madison Put Option related to merger with Thomas Properties Group, Inc.	—	—	—	(10,522)	—	—	(31,017)	(41,539)
Contribution of capital by noncontrolling interests	—	—	—	—	—	—	4,175	4,175
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,713)	(2,713)
Purchase of noncontrolling interest's share of office properties owned by Parkway Properties Office Fund II, L.P.	—	—	—	—	—	—	(1,963)	(1,963)
Balance at December 31, 2014	—	111	4	1,842,581	(6,166)	(443,757)	286,543	1,679,316
Net income	—	—	—	—	—	67,335	27,388	94,723
Other comprehensive income (loss)	—	—	—	—	(33)	—	1,532	1,499
Common dividends declared - $0.75 per share	—	—	—	—	—	(83,709)	(3,723)	(87,432)
Share-based compensation	—	—	—	5,955	—	—	—	5,955
Issuance of 15,690 shares to Directors	—	—	—	275	—	—	—	275
Issuance of 367,257 shares of common stock upon redemption of Operating Partnership units	—	1	—	6,336	—	—	(6,337)	—
Contribution of capital by noncontrolling interests	—	—	—	—	—	—	2,125	2,125
Distributions to noncontrolling interests	—	—	—	—	—	—	(60,016)	(60,016)
Other	—	—	—	(234)	—	—	—	(234)
Balance at December 31, 2015	$—	$112	$4	$1,854,913	$(6,199)	$(460,131)	$247,512	$1,636,211

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net income (loss)	$94,723	$44,208	$(12,037)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	190,387	182,955	118,031
Depreciation and amortization-discontinued operations	—	116	4,560
Net amortization of above (below) market leases	(16,288)	(13,690)	2,210
Net amortization of above market leases-discontinued operations	—	—	33
Amortization of financing costs	3,112	2,845	2,448
Amortization of financing costs-discontinued operations	—	—	17
Amortization of debt premium, net	(12,025)	(6,374)	—
Non-cash adjustment for interest rate swaps	136	(19)	—
Share-based compensation expense	6,230	7,417	5,730
Deferred income tax expense (benefit)	363	(4,763)	(1,960)
Gain on sale of in-substance real estate	—	(6,289)	—
Net gains on sale of real estate	(110,732)	(76,378)	—
Net gains on sale of real estate-discontinued operations	—	(10,463)	(32,493)
Gain on sale of unconsolidated property	(9,698)	—	—
Non-cash impairment loss on real estate	5,400	11,700	—
Non-cash impairment loss on real estate-discontinued operations	—	—	10,200
Non-cash impairment loss on management contracts, net of tax	—	4,750	—
Loss on extinguishment of debt	6,062	—	—
Equity in (earnings) losses of unconsolidated joint ventures	(2,204)	967	(178)
Distributions of income from unconsolidated joint ventures	4,490	5,338	—
Increase in deferred leasing costs	(22,589)	(16,742)	(16,117)
Changes in operating assets and liabilities:
Change in condominium units	9,318	10,582	—
Change in receivables and other assets	(54,976)	(65,846)	(25,739)
Change in accounts payable and other liabilities	(9,061)	(17,310)	10,381
Cash provided by operating activities	82,648	53,004	65,086
Investing activities
Issuance of mortgage loan receivable	—	—	(3,523)
Proceeds from mortgage loan receivable	86	85	21
Distributions of capital from unconsolidated joint ventures	28,240	251	29,405
Investment in unconsolidated joint ventures	(4,705)	(3,505)	(86,685)
Investment in real estate	(219,721)	(750,004)	(187,442)
Acquisition of TPGI, net of cash received	—	—	(54,031)
Proceeds from sale of in-substance real estate	—	24,923	—
Proceeds from sale of real estate	420,190	382,912	191,485
Real estate development	(29,208)	(14,282)	(745)
Improvements to real estate	(89,001)	(52,569)	(35,373)
Cash provided by (used in) investing activities	105,881	(412,189)	(146,888)
Financing activities
Principal payments on mortgage notes payable and debt extinguishments	(180,315)	(53,402)	(73,385)
Proceeds from mortgage notes payable	30,647	481	178,000
Proceeds from bank borrowings	454,850	398,590	542,234
Payments on bank borrowings	(386,350)	(220,090)	(501,234)
Debt financing costs	(2,960)	(3,893)	(2,749)
Purchase of Company stock	—	—	(49)
Dividends paid on common stock	(83,833)	(76,734)	(41,818)
Dividends paid on common units of Operating Partnership	(3,723)	(3,848)	—
Dividends paid on preferred stock	—	—	(3,433)
Acquisition of noncontrolling interests	—	(43,502)	—
Contributions from noncontrolling interest partners	2,125	4,175	—
Distributions to noncontrolling interest partners	(60,016)	(2,713)	(113,178)
Redemption of preferred stock	—	—	(135,532)
Proceeds from stock offerings, net of offering costs	—	417,684	209,768
Other	(234)	—	—
Cash (used in) provided by financing activities	(229,809)	416,748	58,624
Change in cash and cash equivalents	(41,280)	57,563	(23,178)
Cash and cash equivalents at beginning of year	116,241	58,678	81,856
Cash and cash equivalents at end of year	$74,961	$116,241	$58,678

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)

Supplemental Cash Flow Information and Schedule of Non-Cash Investing and Financing Activity

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Supplemental cash flow information:
Cash paid for interest	$80,744	$71,339	$43,334
Cash paid for income taxes	2,275	4,792	56
Supplemental schedule of non-cash investing and financing activity:
Acquisitions of One Congress Plaza and San Jacinto Center	—	311,400	—
Acquisition of One Orlando Centre	—	54,000	—
Assets acquired in TPGI merger	—	—	1,202,732
Liabilities assumed in TPGI merger	—	—	122,282
Noncontrolling interests acquired in TPGI merger	—	—	34,230
Shares issued in TPGI merger	—	—	331,260
Issuance of limited voting stock in TPGI merger	—	—	4
Acquisition of Lincoln Place	—	—	68,430
Issuance of Operating Partnership units	—	1,546	96,409
Transfer of assets classified as held for sale	21,373	24,079	16,260
Transfer of liabilities classified as held for sale	1,003	2,035	566
Mortgage loans assumed in purchases	56,140	301,251	727,451
Operating Partnership units converted to common stock	6,337	—	4,302

PARKWAY PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

NOTE 1 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Parkway Properties, Inc. (the “Company") is a fully integrated, self-administered and self-managed real estate investment trust ("REIT") specializing in the acquisition, ownership, development and management of quality office properties in high-growth submarkets in the Sunbelt region of the United States.  At January 1, 2016, the Company owned or had an interest in a portfolio of 36 office properties located in six states with an aggregate of approximately 14.3 million square feet (unaudited) of leasable space. The Company offers fee-based real estate services through its wholly owned subsidiaries, which in total managed and/or leased approximately 2.7 million square feet (unaudited) primarily for third-party property owners at January 1, 2016. Unless otherwise indicated, all references to square feet represent net rentable area.

The Company is the sole general partner of Parkway Properties LP, (the "Operating Partnership" or "Parkway LP") and as of December 31, 2015, owned a 95.9% interest in the Operating Partnership. The remaining 4.1% interest consists of common units of limited partnership interest issued by the Operating Partnership to limited partners in exchange for acquisitions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

The accompanying financial statements are prepared following U.S. generally accepted accounting principles ("GAAP") and the requirements of the Securities and Exchange Commission ("SEC").

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and joint ventures in which the Company has a controlling interest. The other partners' equity interests in the consolidated joint ventures are reflected as noncontrolling interests in the consolidated financial statements. The Company also consolidates subsidiaries where the entity is a variable interest entity (a "VIE") and it is the primary beneficiary and has the power to direct the activities of the VIE and has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. At December 31, 2015 and 2014, the Company did not have any VIEs that required consolidation. All significant intercompany transactions and accounts have been eliminated in the accompanying financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although the Company believes the assumptions and estimates made are reasonable and appropriate, as discussed in the applicable sections throughout these consolidated financial statements, different assumptions and estimates could materially impact reported results. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions; therefore, changes in market conditions could impact the Company's future operating results. The Company's most significant estimates relate to impairments on real estate and other assets and purchase price assignments. Actual results could differ from these estimates.

Real Estate Properties

Real estate properties are carried at cost less accumulated depreciation. Cost includes the carrying amount of the Company's investment plus any additional consideration paid, liabilities assumed and improvements made subsequent to acquisition. Depreciation of buildings and building improvements is computed using the straight-line method over the estimated useful lives of the assets. Depreciation of tenant improvements, including personal property, is computed using the straight-line method over the lesser of the useful life or the term of the lease involved. Maintenance and repair expenses are charged to expense as incurred.

Balances of major classes of depreciable assets (in thousands) and their respective estimated useful lives are:

		December 31,
Asset Category	Estimated Useful Life	2015	2014
Land	Non-depreciable	$406,271	$412,578
Buildings and garages	40 years	2,519,587	2,535,757
Building improvements	7 to 40 years	57,381	52,715
Tenant improvements	Lesser of useful life or term of lease	348,782	332,850
		$3,332,021	$3,333,900

Depreciation expense, excluding amounts recorded in discontinued operations, related to these assets of $119.2 million, $102.2 million and $69.0 million was recognized in 2015, 2014 and 2013, respectively.

The Company evaluates its real estate assets for impairment upon occurrence of significant adverse changes in its operations to assess whether any impairment indicators are present that affect the recovery of the carrying amount. The carrying amount includes the net book value of tangible and intangible assets and liabilities. Real estate assets are classified as held for sale or held and used. The Company classifies certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions to close in the next twelve months. The Company considers an office property as held for sale once it has executed a contract for sale, allowed the buyer to complete its due diligence review and received a substantial non-refundable deposit. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer's obligation to perform have been satisfied, the Company does not consider a sale to be probable. When the Company identifies an asset as held for sale, it estimates the net realizable value of such asset and discontinues recording depreciation on the asset. The Company records assets held for sale at the lower of carrying amount or fair value less cost to sell. If the fair value of the asset net of estimated selling costs is less than the carrying amount, the Company records an impairment loss. With respect to assets classified as held and used, the Company recognizes an impairment loss if the carrying amount is not recoverable and exceeds the sum of undiscounted future cash flows expected to result from the use and eventual disposition of the asset. Upon impairment, the Company recognizes an impairment loss to reduce the carrying value of the real estate asset to the estimate of its fair value. The cash flow and fair value estimates are based on assumptions about employing the asset for its remaining useful life. Factors considered in projecting future cash flows include, but are not limited to: existing leases, future leasing and terminations, market rental rates, capital improvements, tenant improvements, leasing commissions, inflation, discount rates, capitalization rates and other known variables, and contractual purchase and sale agreements. This market information is considered a Level 2 or Level 3 input as defined by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 820, "Fair Value Measurements and Disclosures," ("ASC 820").

The Company recognizes gains or losses on sales of real estate at times and in amounts determined in accordance with the accounting guidance for sales of real estate. The guidance takes into account the terms of the transaction and any continuing involvement, including in the form of management, leasing of space or financial assistance associated with the properties. If the sales criteria for the full accrual method are not met, then the Company defers gain recognition and accounts for the transaction by applying the deposit, finance, installment or cost recovery methods, as appropriate.

During the year ended December 31, 2015, the Company recognized impairment losses on real estate of $4.4 million and $1.0 million, respectively, for the difference between the carrying value and the estimated fair value in connection with 550 Greens Parkway in Houston, Texas and City Centre in Jackson, Mississippi. During the year ended December 31, 2014, the Company recognized an impairment loss on real estate of $11.7 million in connection with Raymond James Tower in Memphis, Tennessee for the difference between the carrying value and the estimated fair value. During the year ended December 31, 2013, the Company recognized impairment losses on real estate totaling $10.2 million in connection with Waterstone and Meridian in Atlanta, Georgia and Mesa Corporate Center in Phoenix, Arizona. All of these impairment losses were valued by the Company utilizing Level 2 fair value inputs, including contractual purchase and sale agreements.

At December 31, 2015, assets held for sale and liabilities related to assets held for sale relate to 5300 Memorial and Town & Country in Houston, Texas. At December 31, 2014, the Company classified Raymond James Tower in Memphis, Tennessee and the Honeywell Building in Houston, Texas as assets held for sale and liabilities related to assets held for sale.

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

Purchase Price Assignment

The Company assigns the purchase price of real estate to tangible and intangible assets and liabilities based on fair value. Tangible assets consist of land, building, garage, building improvements and tenant improvements. Intangible assets and liabilities consist of the value of above and below market leases, lease costs, the value of in-place leases and any value attributable to above or below market debt assumed with the acquisition.

The Company engages independent third-party appraisers to perform the valuations used to determine the fair value of these identifiable tangible and intangible assets. These valuations and appraisals use commonly employed valuation techniques, such as discounted cash flow analyses. Factors considered in these analyses include an estimate of costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. The Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods depending on specific local market conditions and the type of property acquired. Additionally, the Company estimates costs to execute similar leases including leasing commissions, legal and other related expenses.

The fair value of above or below market in-place lease values is the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and the estimated current market lease rate expected over the remaining non-cancelable life of the lease. The capitalized above market lease values are amortized as a reduction of rental income over the remaining term of the respective leases. The portion of the values of the leases associated with below-market renewal options that are likely to be exercised are amortized to rental income over the respective renewal. The capitalized below market lease values are amortized as an increase to rental income over the remaining term of the respective leases. Total amortization for above and below market leases, excluding amounts classified as discontinued operations, was a net increase (reduction) of rental income of $16.3 million, $13.7 million and $(2.2) million for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, the remaining amortization of net below market leases is projected as a net increase to rental income as follows (in thousands):

Amount
2016	$7,182
2017	5,281
2018	3,854
2019	4,394
2020	4,750
Thereafter	15,304
Total	$40,765

The fair value of in-place leases is the present value associated with re-leasing the in-place lease as if the property was vacant. Factors to be considered include estimates of costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating costs, the Company includes estimates of lost rentals at market rates during the expected lease-up periods. The value of at market in-place leases is amortized as a lease cost amortization expense over the expected life of the lease. Total amortization expense for the value of in-place leases, excluding amounts classified as discontinued operations, was $45.3 million, $51.8 million and $26.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, the remaining amortization expense for the value of in-place leases is projected as follows (in thousands):

Amount
2016	$28,364
2017	20,693
2018	13,804
2019	10,336
2020	8,164
Thereafter	16,835
Total	$98,196

A separate component of the fair value of in-place leases is identified for the lease costs. The fair value of lease costs represents the estimated commissions and legal fees paid in connection with the current leases in place. Lease costs are amortized over the non-cancelable terms of the respective leases as lease cost amortization expense.

In no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a customer terminate its lease, the unamortized portion of the tenant improvement, in-place lease value and lease cost intangibles would be charged to expense. Additionally, the unamortized portion of above market in-place leases would be recorded as a reduction to rental income and the below market in-place lease value would be recorded as an increase to rental income.

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

Net Income (Loss) Per Common Share

Basic earnings per share ("EPS") is computed by dividing income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the year. In arriving at net income (loss) attributable to common stockholders, preferred stock dividends are deducted. Diluted EPS reflects the potential dilution that could occur if share equivalents such as Operating Partnership units, employee stock options, RSUs, restricted shares, deferred incentive share units and LTIP units were exercised or converted into common stock that then shared in the earnings of the Company.

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

Noncontrolling Interest

A noncontrolling interest in a subsidiary is in most cases an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company's equity. In addition, consolidated net income is required to be reported as amounts that include the amounts attributable to both the parent and the noncontrolling interest and the amount of consolidated net income attributable to the parent and the noncontrolling interest are required to be disclosed on the face of the consolidated statements of operations and comprehensive income (loss).

Certain holders of Operating Partnership units have registration rights with respect to shares of Common Stock issuable upon conversion of such units, or have shares of Common Stock available for issuance under effective registration statements. In cases where the Company is unable to issue registered shares, the Company may deliver unregistered shares of Common Stock.  Accordingly, the Operating Partnership units are classified in permanent equity at December 31, 2015 and 2014.

Revenue Recognition

Revenue from real estate rentals is recognized on a straight-line basis over the terms of the respective leases. The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as straight-line rent receivable on the accompanying balance sheets. The straight-line rent adjustment increased revenue by $37.8 million, $21.0 million and $14.6 million in 2015, 2014 and 2013, respectively.

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

Management company income represents market-based fees earned from providing management, construction, leasing, brokerage and acquisition services to unconsolidated joint ventures, related parties and third parties. Management fee income is computed and recorded monthly in accordance with the terms set forth in the management service agreements. Leasing and brokerage commissions, as well as salary and administrative fees, are recognized pursuant to the terms of the agreements at the time underlying leases are signed, which is the point at which the earnings process is complete and collection of fees is reasonably assured. Fees relating to the purchase or sale of property are recognized when the earnings process is complete and collection of fees is reasonably assured, which usually occurs at closing. All fees on Company-owned properties and consolidated joint ventures are eliminated in consolidation. The Company recognizes its share of fees earned from unconsolidated joint ventures in management company income.

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

In accordance with FASB ASC 323, "Investments—Equity Method and Joint Ventures," the Company's investments in real estate joint ventures are reviewed for impairment when indicators are present. The Company records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary. The ultimate realization of the investment in real estate joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. No impairment charges related to the Company's investments in unconsolidated joint ventures were recorded during the years ended December 31, 2015, 2014, or 2013.

Amortization of Debt Origination Costs and Leasing Costs

Debt origination costs are deferred and amortized using a method that approximates the effective interest method over the term of the loan. Leasing costs are deferred and amortized using the straight-line method over the term of the respective lease.

Loss on Extinguishment of Debt

When outstanding debt is extinguished, the Company expenses any prepayment penalties, unamortized premium/discounts and loan costs.

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

Share-Based and Long-Term Compensation

Compensation expense, net of estimated forfeitures, for service-based awards is recognized over the expected vesting period of such awards. The total compensation expense for the long-term equity incentive awards is based upon the fair value of the shares on the grant date, adjusted for estimated forfeitures. Time-vesting restricted shares, restricted share units ("RSUs") and deferred incentive share units are valued based on the New York Stock Exchange ("NYSE") closing market price of the Company's common shares as of the date of grant. The grant date fair value for awards that are subject to performance-based vesting and market conditions, including profits interest units ("LTIP units"), performance-vesting RSUs and long-term equity incentive awards, is determined using a simulation pricing model developed to specifically accommodate the unique features of the awards. The total compensation expense for stock options is estimated based on the fair value of the options as of the date of grant using the Black-Scholes model.

Income Taxes

The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ended December 31, 1997. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distribute annually at least 90% of its "REIT taxable income," subject to certain adjustments and excluding any net capital gain to its stockholders. It is management's current intention to adhere to these requirements and maintain the Company's REIT status, and the Company believes that it was in compliance with all REIT requirements at December 31, 2015. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through the taxable TRS is subject to federal, state and local income taxes. The Company provides for income taxes based on pretax income and applicable tax rates in the various jurisdictions in which it operates. Our effective tax rate reflects the impact of earnings attributable to REIT operations and noncontrolling interests for which no U.S. income taxes have been provided.

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

Impairment of Intangible Assets

During 2014, the Company evaluated certain qualitative factors and determined that it was necessary to apply the two-step quantitative impairment test under ASU 2011-8. During the year ended December 31, 2014, the Company determined that the undiscounted cash flows indicated that the carrying amounts of Eola Capital, LLC ("Eola") management contracts were not expected to be recovered and, as a result, the Company recorded a $4.8 million pre-tax non-cash impairment loss related to these management contracts which resulted in the entire remaining balance of the Eola contracts being written off as of December 31, 2014. During the year ended December 31, 2015, no impairment losses were recorded on the Company's intangible assets.

Segment Reporting

The Company's primary business is the ownership and operation of office properties. The Company has accounted for each office property or groups of related office properties as an individual operating segment. The Company has aggregated the individual operating segments into a single reporting segment due to the fact that the individual operating segments have similar operating and economic characteristics, such as being leased by the square foot, sharing the same primary operating expenses and ancillary revenue opportunities and being cyclical in economic performance based on current supply and demand conditions. The individual operating segments are also similar in that revenues are derived from the leasing of office space to customers and each office property is managed and operated consistently in accordance with standard operating procedures. The range and type of customer uses of the properties is similar throughout the portfolio regardless of location or class of building and the needs and priorities of the customers do not vary widely from building to building. Therefore, the management responsibilities do not vary widely from location to location based on the size of the building, geographic location or class.

Reclassifications

Certain reclassifications have been made in the 2014 and 2013 consolidated financial statements to conform to the 2015 classifications with no impact on previously reported net income or equity.

Recent Accounting Pronouncements

Effective January 1, 2014, the Company adopted guidance issued by FASB ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This update amends the criteria for reporting discontinued operations to, among other things, raise the threshold for disposals to qualify as discontinued operations, and only disposals that represent a strategic shift in operations that is material will be presented as discontinued operations. This update is effective for interim and annual reporting periods, beginning after December 15, 2014, with early adoption permitted. The Company presents 2014 and 2015 property sales, and will present future property sales, to the extent they do not represent a strategic shift in operations, in the continuing operations section of the consolidated statements of operations and comprehensive income (loss) with the exception of those properties previously included as held for sale at December 31, 2013. The Company's 2014 sales of the Woodbranch Building and Mesa Corporate Center are included in discontinued operations for the year ended December 31, 2014 as these properties were previously classified as held for sale at December 31, 2013. The Company's 2014 sales of the Schlumberger Building and 525 North Tryon are included in the continuing operations section of the consolidated statements of operations and comprehensive income (loss) as they were not previously classified as held for sale as of December 31, 2013 and do not qualify for inclusion in discontinued operations as they do not represent a strategic shift in the Company's operations. Additionally, none of the Company's 2015 property sales qualify for inclusion in discontinued operations as they do not represent a strategic shift in the Company's operations.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This update was initiated in a joint project between the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; (4) provide more useful information to users of financial statements through improved disclosure requirements; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This update is effective for interim and annual reporting periods, beginning after December 15, 2016, and early application is not permitted. The standard allows for either "full retrospective" adoption, meaning the standard is applied to all of the periods presented, or "modified retrospective" adoption, meaning the standard is applied only to the most recent period presented in the financial statements. The Company is currently assessing this guidance for future implementation.

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers,” which deferred the effective date to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

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

In February 2015, the FASB issued new consolidation guidance which makes changes to both the variable interest model and the voting model. The new standard specifically eliminates the presumption in the current voting model that a general partner controls a limited partnership or similar entity unless that presumption can be overcome. Generally, only a single limited partner that is able to exercise substantive kick-out rights will consolidate.  The new standard became effective for the Company beginning on January 1, 2016.  The new standard must be applied using a modified retrospective approach by recording either a cumulative-effect adjustment to equity as of the beginning of the period of adoption or retrospectively to each period presented.  While adoption of the new standard did not result in any changes to conclusions about whether a joint venture was consolidated or unconsolidated, the Company has determined that certain of its joint ventures will now qualify as variable interest entities and therefore will require additional disclosures.

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

In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments," ("ASU 2015-16"). ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Previously, adjustments to provisional amounts were applied retrospectively. This update requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 became effective for the Company’s fiscal year beginning January 1, 2016 and subsequent interim periods. The adoption of ASU 2015-16 is not expected to have a material effect on the Company’s consolidated financial statements.

Note 2 - Investment in Office Properties

Included in investment in office properties at December 31, 2015 are 35 consolidated office properties located in six states with an aggregate of 14.1 million square feet (unaudited) of leasable space.

The Company's acquisitions are accounted for using the acquisition method in FASB ASC 805, "Business Combinations." The results of each acquired property are included in the Company's results of operations from their respective purchase dates. The impact of 2015 acquired properties on the Company's consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2015 was a net income of $2.6 million, including $21.0 million of total revenues. The impact of 2014 acquired properties on the Company's consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2014 was a net loss of $2.1 million, including $28.9 million of total revenues.

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

The aggregate preliminary purchase price assignment related to tangible and intangible assets and liabilities based on Level 2 and Level 3 inputs for One Buckhead Plaza, Harborview Plaza and Two Buckhead Plaza is as follows (in thousands):

Amount
Land	$41,524
Buildings	224,716
Tenant improvements	11,982
Lease commissions	8,210
Lease in place value	16,108
Above market leases	2,026
Below market leases	(14,426)
Mortgage premium for mortgage assumed	(4,140)

The assignment of the purchase price was based on preliminary estimates and is subject to change within the measurement period as valuations are finalized.

The Company's unaudited pro forma results of operations after giving effect to the purchases of One Buckhead Plaza, Harborview Plaza and Two Buckhead Plaza as if the purchases had occurred on January 1, 2014 is as follows (in thousands, except per share data):

	Year Ended
	December 31,
	2015	2014
	(Unaudited)
Revenues	$486,680	$489,312
Net income attributable to common stockholders	$67,789	$45,886
Basic net income attributable to common stockholders	$0.61	$0.45
Diluted net income attributable to common stockholders	$0.61	$0.45

2014 Acquisitions

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

On April 14, 2014, the Company commenced construction of Hayden Ferry Lakeside III, a planned office development in the Tempe submarket of Phoenix, Arizona. The Operating Partnership entered into an amendment to the partnership agreement of Parkway Properties Office Fund II L.P. ("Fund II") to, among other things, authorize the Hayden Ferry Lakeside III development and authorize the general partner of Fund II to transfer an interest in the ownership of Hayden Ferry Lakeside III, a subsidiary of Fund II, to the Operating Partnership for $2.0 million. The Company now owns a 70% indirect controlling interest in Hayden Ferry Lakeside III. Costs related to planning, developing, leasing and constructing the property, including costs of development personnel working directly on projects under development, are capitalized. For the year ended December 31, 2014, development costs incurred totaled approximately $24.0 million. On July 2, 2014, Fund II closed on a construction loan secured by Hayden Ferry Lakeside III. See "Note 7—Capital and Financing Transactions—Mortgage Notes Payable" for additional details.

On April 14, 2014, the Company completed the acquisition of One Orlando Centre, an office building located in the central business district of Orlando, Florida, for a gross purchase price of $55.1 million. The Company made an $8.0 million equity investment that will be held in lender reserve accounts to fund the leasing and repositioning of the asset. As part of the purchase price, the Company paid $1.1 million to acquire its 100% interest in the property and simultaneously with the equity investment, the existing $68.3 million first mortgage note secured by the property was restructured into a new $54.0 million first mortgage and a $15.3 million subordinated note. See "Note 7—Capital and Financing Transactions—Mortgage Notes Payable" for additional details.

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

On December 9, 2014, the Company acquired Corporate Center I, Corporate Center II and Corporate Center III, located in the Westshore submarket of Tampa, Florida, for a gross purchase price of $240.1 million. The acquisition of the Corporate Center assets was funded through a combination of proceeds received from the Company’s September 2014 public offering of common stock and borrowings under the Company’s senior unsecured revolving credit facility. In conjunction with the closing of the Corporate Center acquisition, the Company completed the purchase and immediate sale of 19 additional office properties located in six states. The Company sold these 19 office assets, which were not consistent with the Company’s current investment strategy, for a gross sale price of $234.8 million at no gain or loss.

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

The following table summarizes the aggregate purchase price assignments for JTB Center, Courvoisier Centre(1), One Orlando Centre, Millenia Park One, The Forum at West Paces, Corporate Center I, Corporate Center II, Corporate Center III, Corporate Center land and leasehold improvements, One Congress Plaza and San Jacinto Center (in thousands):

Amount
Land	$146,602
Buildings	617,807
Tenant improvements	46,146
Lease commissions	17,575
Lease in place value	47,070
Above market leases	10,272
Above (below) market ground leases, net	16,687
Below market leases	(21,433)
Mortgage premium for mortgages assumed	(18,251)
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

Development Property

The Company has a consolidated joint venture with Fund II for Hayden Ferry Lakeside III, a development property located in Phoenix, Arizona. The Company has a 57.142% direct membership interest in the joint venture with Fund II as a 42.858% investor. In total, the Company is, directly and indirectly, a 70% investor in the joint venture, and TRST is a 30% investor.

During the years ended December 31, 2015 and 2014, Fund II increased its investment in the Hayden Ferry Lakeside III development by $37.3 million and $24.0 million, respectively, of which the Company's share was approximately $26.1 million and $16.8 million, respectively. To date, Fund II has invested $61.3 million in the project and expects the total investment to be approximately $68.8 million. As of December 31, 2015, the Company's total investment and its expected total investment were approximately $42.9 million and $48.2 million, respectively.

2015 Dispositions

On January 15, 2015, the Company sold the Raymond James Tower, an office property located in Memphis, Tennessee, for a gross sale price of $19.3 million, providing $8.9 million in buyer credits, and recognized a loss of approximately $117,000 during the year ended December 31, 2015.

On February 4, 2015, the Company sold the Honeywell Building, an office property located in Houston, Texas, for a gross sale price of $28.0 million, and recognized a gain of approximately $14.3 million during the year ended December 31, 2015.

On April 8, 2015, Fund II sold Two Ravinia Drive, an office property located in Atlanta, Georgia, for a gross sale price of $78.0 million, and recognized a gain of approximately $29.0 million during the year ended December 31, 2015, of which $8.7 million was the Company's share. For a discussion of Fund II's paydown of the mortgage debt secured by Two Ravinia Drive, see "Note 7—Capital and Financing Transactions—Mortgage Notes Payable."

On May 8, 2015, the Company sold 400 North Belt, an office property located in Houston, Texas, for a gross sale price of $10.2 million, and recognized a loss of approximately $1.2 million during the year ended December 31, 2015.

On May 13, 2015, the Company sold Peachtree Dunwoody, an office property located in Atlanta, Georgia, for a gross sale price of $53.9 million, and recognized a gain of approximately $14.5 million during the year ended December 31, 2015.

On June 5, 2015, the Company sold Hillsboro I-IV and V, office properties located in Ft. Lauderdale, Florida, for a gross sale price of $22.0 million, and recognized a gain of approximately $2.4 million during the year ended December 31, 2015.

On June 12, 2015, the Company sold Riverplace South, an office property located in Jacksonville, Florida, for a gross sale price of $9.0 million, and recognized a gain of approximately $466,000 during the year ended December 31, 2015.

On July 7, 2015, the Company sold Westshore Corporate Center and Cypress Center I-III, office properties located in Tampa, Florida, and Cypress Center IV, a parcel of land also located in Tampa, Florida, for a gross sale price of $66.0 million, and recognized a gain of approximately $19.2 million during the year ended December 31, 2015.

On July 16, 2015, Fund II sold 245 Riverside, an office property located in Jacksonville, Florida, for a gross sale price of $25.1 million, and recognized a gain of approximately $7.2 million during the year ended December 31, 2015, of which $2.2 million was the Company's share. For a discussion of Fund II's paydown of the mortgage debt secured by 245 Riverside, see "Note 7—Capital and Financing Transactions—Mortgage Notes Payable."

On July 31, 2015, the Company sold 550 Greens Parkway, an office property located in Houston, Texas, for a gross sale price of $2.3 million, and recognized a gain of approximately $37,000 during the year ended December 31, 2015. During the year ended December 31, 2015, utilizing Level 2 fair value inputs, including its purchase and sale agreement dated July 24, 2015, the Company determined the carrying value of 550 Greens Parkway was not recoverable. As a result, the Company recognized an impairment loss on real estate of $4.4 million for the difference between the carrying value and the estimated fair value during the year ended December 31, 2015.

On September 1, 2015, the Company sold Comerica Bank Building, an office property located in Houston, Texas, for a gross sale price of $31.4 million, and recognized a gain of approximately $13.0 million during the year ended December 31, 2015.

On September 3, 2015, the Company sold Squaw Peak I & II, an office property located in Phoenix, Arizona, for a gross sale price of $51.3 million, and recognized a gain of approximately $13.2 million during the year ended December 31, 2015.

On September 11, 2015, the Company sold One Commerce Green, an office property located in Houston, Texas, for a gross sale price of $47.5 million, providing $23.5 million in buyer credits, and recognized a loss of approximately $5.2 million during the year ended December 31, 2015.

On September 30, 2015, the Company sold City Centre, an office property located in Jackson, Mississippi, for a gross sale price of $6.2 million, and recognized a loss of approximately $108,000 during the year ended December 31, 2015. The Company recognized an impairment loss on real estate of $1.0 million for the difference between the carrying value and the estimated fair value during the year ended December 31, 2015.

On December 23, 2015, the Company sold Millenia Park One, an office property located in Orlando, Florida for a gross sales price of $28.2 million, and recognized a gain of approximately $3.5 million during the year ended December 31, 2015.

2014 Dispositions

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

On October 6, 2014, Fund II sold Tempe Town Lake, a parcel of land zoned for a hotel development in Tempe, Arizona, for a gross sale price of $2.0 million. Fund II recognized a gain of $739,000, of which $221,700 was the Company’s share during the year ended December 31, 2014.

On December 29, 2014, the Company sold 525 North Tryon, an office property located in Charlotte, North Carolina, for a gross sale price of $60.0 million. The Company recognized a gain on the sale of approximately $16.1 million during the year ended December 31, 2014.

Contractual Obligations and Minimum Rental Receipts

Obligations for tenant improvement allowances and lease commission costs for leases in place and commitments for building improvements at December 31, 2015 are as follows (in thousands):

2016	$56,708
2017	2,377
2018	10
2019	114
2020	3,007
Thereafter	25
Total	$62,241

Minimum future operating lease payments for various equipment leased at the office properties is as follows for operating leases in place at December 31, 2015 (in thousands):

2016	$163
2017	122
2018	72
2019	9
2020	—
Total	$366

The following is a schedule by year of future minimum rental receipts under noncancelable leases for office buildings owned at December 31, 2015 (in thousands):

2016	$358,388
2017	361,162
2018	332,595
2019	297,855
2020	267,131
Thereafter	1,119,145
Total	$2,736,276

The following is a schedule by year of future minimum ground lease payments at December 31, 2015 (in thousands):

2016	$1,264
2017	1,294
2018	1,294
2019	1,294
2020	1,296
Thereafter	91,378
Total	$97,820

At December 31, 2015, the Company owned Corporate Center I, Corporate Center II and Corporate Center III in Tampa, Florida, each of which are subject to a ground lease. The leases have remaining terms of approximately 65 years with expiration dates of December 31, 2080. Payments consist of a stated monthly amount that adjusts five percent every tenth anniversary through the expiration date.

At December 31, 2015, the Company owned Corporate Center IV in Tampa, Florida which is subject to a ground lease. The lease has a remaining term of approximately 65 years with an expiration date of December 2080. Payments consist of a stated monthly amount that adjusts annually.

At December 31, 2015, the Company has a leasehold interest in land in Tampa, Florida. The lease has a remaining term of approximately 65 years with an expiration date of December 31, 2080. Payments consist of a stated monthly amount that adjusts five percent every tenth anniversary through the expiration date.

At December 31, 2015, the Company owned NASCAR Plaza in Charlotte, North Carolina, which is subject to a ground lease. The lease has a remaining term of approximately 90 years with an expiration date of December 2105. Payments consist of a stated monthly amount through the expiration date.

At December 31, 2015, the Company owned Lincoln Place in Miami, Florida, which is subject to a ground lease. The lease has a remaining term of approximately 34 years with an expiration date of August 31, 2049. Payments consist of a stated monthly amount through the expiration date.

The Company recognized ground rent expenses for these leases of $1.5 million, $601,000, and $198,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 3 - Mortgage Loan Receivable

On June 3, 2013, the Company issued a $13.9 million first mortgage loan to the US Airways Building Tenancy in Common, which is secured by the US Airways Building, an office building located in Phoenix, Arizona in which the Company owns a 74.6% interest, with US Airways owning the remaining 25.4% interest in the building. The mortgage loan has a fixed interest rate of 3.0% and matures on December 31, 2016. As of December 31, 2015 and 2014, the balance of the mortgage loan was $13.1 million and $13.4 million, respectively. Because the Company acts as both the lender and the borrower for this mortgage loan, its share of the mortgage loan is not reflected on the Company's consolidated balance sheets. As of December 31, 2015 and 2014, the balance of the Company's mortgage loan receivable was $3.3 million and $3.4 million, respectively.

Note 4 - Investment in Unconsolidated Joint Ventures

In addition to the 35 office properties included in the consolidated financial statements, the Company was also invested in three unconsolidated joint ventures as of December 31, 2015. Accordingly, the assets and liabilities of the joint ventures are not included on the Company's consolidated balance sheet at December 31, 2015. Information relating to these unconsolidated joint ventures is summarized below (in thousands, except ownership percentages):

		Parkway's	December 31,
Joint Venture Entity	Location	Ownership%	2015	2014
US Airways Building Tenancy in Common	Phoenix, AZ	74.58%	$38,472	$39,760
7000 Central Park JV LLC ("7000 Central Park")	Atlanta, GA	40.00%	120	15,790
Tryon Place, LLC	Charlotte, NC	14.80%	1,000	—
			$39,592	$55,550

US Airways Building Tenancy in Common

On June 3, 2013, the Company purchased a 74.6% interest in the US Airways Building, an office building located in the Tempe submarket of Phoenix, Arizona, for a purchase price of $41.8 million. US Airways owns the remaining 25.4% interest in the building. This office building is adjacent to the Company's Hayden Ferry Lakeside and Tempe Gateway assets and shares a parking garage with Tempe Gateway. The property is the headquarters for US Airways, which has leased 100% of the building through April 2024. US Airways has a termination option on December 31, 2021 with 12 months' prior written notice. At closing, the Company issued a $13.9 million first mortgage loan to the US Airways Building Tenancy in Common, which is secured by the US Airways Building. The mortgage loan has a fixed interest rate of 3.0% and matures on December 31, 2016. As of December 31, 2015 and 2014, the balance of the mortgage loan was $13.1 million and $13.4 million, respectively. Because the Company acts as both the lender and the borrower for this mortgage loan, its share of the mortgage loan is not reflected on the Company's consolidated balance sheets. As of December 31, 2015 and 2014, the balance of the Company's mortgage loan receivable was $3.3 million and $3.4 million, respectively.

7000 Central Park

On November 5, 2013, the Company and its joint venture partner foreclosed and took ownership of 7000 Central Park, an office building located in the Central Perimeter of Atlanta, Georgia. The Company previously acquired a 40% common equity interest in a mortgage note secured by the asset for approximately $45.0 million, comprised of an investment of approximately $37.0 million for a preferred equity interest in the joint venture that acquired the note and an investment of approximately $8.0 million for a 40% common equity interest. On December 13, 2013, the Company and its joint venture partner placed secured financing on the asset in the amount of $30.0 million, the net proceeds of which were used to repay a portion of the Company’s initial preferred equity investment, reducing the preferred equity interest to approximately $7.6 million. The loan has a floating interest rate based on the one-month LIBOR rate plus a spread of 180 basis points, which represents an initial aggregate interest rate of 1.97%. The joint venture also purchased an interest rate hedge that caps LIBOR at 1.75% through December 2016 for the full amount of the loan. The loan has a maturity date of December 2016. On November 6, 2015, the Company and its joint venture partner sold 7000 Central Park for a gross sale price of $85.3 million. The joint venture recognized a gain on the sale of 7000 Central Park of approximately $30.5 million, and the Company recognized a gain on the sale of approximately $9.7 million during the year ended December 31, 2015.

Tryon Place, LLC

On December 23, 2015, the Company entered into a joint venture agreement with a third party investor for the purpose of exploring a development opportunity in Charlotte, North Carolina. The Company's investment in this joint venture was $1.0 million as of December 31, 2015.

PKY/CalSTRS Austin, LLC

On December 19, 2013, in connection with the Company's merger transactions with Thomas Properties Group, Inc. ("TPGI") (such transactions, the "Mergers"), the Company acquired TPGI's interest in PKY/CalSTRS Austin, LLC (the "Austin Joint Venture"). The Company and Madison International Realty ("Madison") owned a 50% interest in the joint venture with CalSTRS, of which the Company's ownership interest was 33%. The Austin Joint Venture owned the following properties: San Jacinto Center; Frost Bank Tower; One Congress Plaza; One American Center; and 300 West 6th Street. The cost of the Austin Joint Venture was adjusted to recognize the Company’s interest in the Austin Joint Venture’s earnings or losses. The difference between (a) the Company’s ownership percentage in the Austin Joint Venture multiplied by its earnings and (b) the amount of the Company’s equity in earnings of the Austin Joint Venture as reflected in the financial statements relates to the amortization or accretion of purchase accounting adjustments made at the time of the Mergers.

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

The following table summarizes the balance sheets of the unconsolidated joint ventures at December 31, 2015 excludes Tryon Place, LLC (in thousands):

	US Airways Building	7000 Central Park (1)
Cash	$138	$421
Real estate, net	46,087	—
Intangible assets, net	2,265	—
Receivables and other assets	3,472	41
Total assets	$51,962	$462

Mortgage debt	$13,105	$—
Other liabilities	381	85
Partners' equity	38,476	377
Total liabilities & partners' equity	$51,962	$462
(1) The joint venture sold its only asset on November 6, 2015.

The following table summarizes the income statements of the unconsolidated joint ventures for the year ended December 31, 2015, excludes Tryon Place, LLC (in thousands):

	US Airways Building	7000 Central Park (1)
Revenues	$4,504	$6,840
Operating expenses	(8)	(3,376)
Depreciation and amortization	(2,089)	(3,911)
Operating income (loss) before other income and expenses	2,407	(447)
Net gains on sale of real estate	—	30,478
Loss on extinguishment of debt	—	(172)
Interest expense	(404)	(533)
Loan cost amortization	—	(720)
Net income	$2,003	$28,606
(1) The joint venture sold its only asset on November 6, 2015.

The following table summarizes the balance sheets of the unconsolidated joint ventures at December 31, 2014 (in thousands):

	US Airways Building	7000 Central Park
Cash	$146	$1,218
Restricted cash	—	269
Real estate, net	47,632	48,532
Intangible assets, net	5,078	4,157
Receivables and other assets	824	2,099
Total assets	$53,680	$56,275

Mortgage debt	$13,441	$30,000
Other liabilities	370	1,561
Partners' equity	39,869	24,714
Total liabilities & partners' equity	$53,680	$56,275

The following table summarizes the income statements of the unconsolidated joint ventures for the year ended December 31, 2014 (in thousands):

	US Airways Building	7000 Central Park	Austin Joint Venture
Revenues	$4,504	$7,430	$86,548
Operating expenses	(3)	(3,856)	(36,467)
Depreciation and amortization	(2,089)	(4,352)	(32,877)
Operating income (loss) before other income and expenses	2,412	(778)	17,204
Interest expense	(413)	(593)	(33,671)
Loan cost amortization	—	(176)	565
Other expenses	—	—	(1)
Net income (loss)	$1,999	$(1,547)	$(15,903)

Note 5 - Receivables and Other Assets

The following represents the composition of Receivables and Other Assets as of December 31, 2015 and 2014:

	December 31,
	2015	2014
	(In thousands)
Rents and fees receivable	$1,491	$5,892
Allowance for doubtful accounts	(635)	(1,860)
Straight-line rent receivable	86,138	63,236
Other receivables	9,952	20,395
Lease costs, net of accumulated amortization of $60,310 and $52,963, respectively	148,901	129,781
Loan costs, net of accumulated amortization of $8,746 and $7,321, respectively	9,954	10,185
Escrow and other deposits	40,444	28,263
Prepaid items	3,412	18,426
Cost method investment	3,500	3,500
Fair value of interest rate swaps	474	1,131
Deferred tax asset, non current	4,999	5,040
Other assets	1,033	1,228
	$309,663	$285,217

Note 6 - Intangible Assets, Net

The following table reflects the portion of the purchase price of office properties assigned to intangible assets, as discussed in "Note 1—Summary of Significant Accounting Policies." The portion of purchase price assigned to below market lease value and the related accumulated amortization is reflected in "Note 9—Accounts Payable and Other Liabilities."

	December 31,
	2015	2014
	(In thousands)
Lease in place value	$235,810	$232,499
Accumulated amortization	(137,615)	(103,270)
Above market lease value	52,998	80,712
Accumulated amortization	(28,889)	(24,536)
Below market ground lease value	24,889	—
Accumulated amortization	(505)	—
Other intangibles	3,001	3,001
Accumulated amortization	(3,001)	(2,918)
	$146,688	$185,488

Note 7 - Capital and Financing Transactions

Notes Payable to Banks

At December 31, 2015, the Company had a total of $550.0 million outstanding under the following credit facilities (in thousands):

Credit Facilities	Interest Rate	Maturity	Outstanding Balance
$10.0 Million Working Capital Revolving Credit Facility	1.7%	03/30/2018	$—
$450.0 Million Revolving Credit Facility	1.5%	03/30/2018	—
$250.0 Million Five-Year Term Loan	2.6%	03/29/2019	250,000
$200.0 Million Five-Year Term Loan	1.5%	06/26/2020	200,000
$100.0 Million Seven-Year Term Loan	4.4%	03/31/2021	100,000
			$550,000

At December 31, 2014, the Company had a total of $481.5 million outstanding under the following credit facilities (in thousands):

Credit Facilities	Interest Rate	Maturity	Outstanding Balance
$10.0 Million Working Capital Revolving Credit Facility	1.7%	03/30/2018	$—
$250.0 Million Revolving Credit Facility	1.6%	03/30/2018	131,500
$250.0 Million Five-Year Term Loan	2.5%	03/29/2019	250,000
$100.0 Million Seven-Year Term Loan	4.3%	03/31/2021	100,000
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

On June 26, 2015, the Company entered into a term loan agreement for a $200.0 million five-year unsecured term loan. The unsecured term loan has a maturity date of June 26, 2020, and has an accordion feature that allows for an increase in the size of the unsecured term loan to as much as $400.0 million. Interest on the unsecured term loan is based on LIBOR plus an applicable margin of 0.90% to 1.75% depending on the Company's highest credit rating (with the current margin set at 1.35%). The unsecured term loan has substantially the same operating and financial covenants as required by the Company's $450.0 million senior unsecured revolving credit facility.

The senior unsecured revolving credit facility and unsecured term loans bear interest at LIBOR plus an applicable margin. As a result of the investment grade credit ratings the Company received in January 2015 from the Standard & Poor's Ratings Services and Moody's Investors Service, the Company has changed to a different pricing grid under its existing credit agreement that is based on the Company's most recent credit rating. The new applicable margin for the senior unsecured revolving credit facility is currently1.30% resulting in an all-in rate of 1.49%. The new applicable margin for the $250.0 million five-year unsecured term loan is currently 1.40% resulting in a weighted average all-in rate of 2.56%, after giving effect to the floating-to-fixed-rate interest rate swaps. The new applicable margin for the $100.0 million seven-year unsecured term loan is currently 1.85%, resulting in an all-in rate of 4.41%, after accounting for the floating-to-fixed-rate interest rate swap. For a discussion of interest rate swaps entered into in connection with the Company's unsecured term loans and senior unsecured revolving credit facility, see "—Interest Rate Swaps."

Mortgage Notes Payable

A summary of mortgage notes payable at December 31, 2015 and 2014 is as follows (in thousands):

	Variable	Fixed	Maturity	Monthly	December 31,
Office Properties	Rate	Rate (1)	Date	Payment	2015	2014
Wholly Owned
Westshore Corporate Center		2.5%	05/01/2015	$—	$—	$14,091
Teachers Insurance and Annuity Associations (5 properties)		6.2%	01/01/2016	—	—	68,884
John Hancock Facility (2 properties)		7.6%	06/01/2016	—	—	17,398
3350 Peachtree		7.3%	03/05/2017	—	—	32,185
One Orlando Centre		4.6%	05/11/2017	265	54,000	54,000
One Congress Plaza		3.2%	06/11/2017	649	128,000	128,000
San Jacinto Center		3.2%	06/11/2017	509	101,000	101,000
The Pointe		4.0%	02/10/2019	112	23,364	23,500
Corporate Center IV (2)		4.6%	04/08/2019	223	35,491	36,000
Citrus Center		6.3%	06/01/2020	153	20,645	21,138
Stein Mart		6.5%	08/01/2020	81	10,778	11,041
Phoenix Tower		3.9%	03/01/2023	417	78,555	80,000
Deerwood North and South		3.9%	04/01/2023	276	84,500	84,500
Lincoln Place		3.6%	06/11/2016	293	48,030	48,670
CityWestPlace I & II		3.5%	07/06/2016	738	114,460	116,111
CityWestPlace III & IV		4.3%	03/05/2020	512	90,334	91,889
San Felipe Plaza		4.3%	12/01/2018	576	107,877	109,585
Two Buckhead Plaza		2.6%	10/01/2017	278	52,000	—
Total Wholly Owned				5,082	949,034	1,037,992

Parkway Properties Office Fund II, LP
3344 Peachtree		5.3%	10/01/2017	485	80,986	82,907
Hayden Ferry Lakeside I (2)		4.5%	07/25/2018	112	21,536	21,887
Hayden Ferry Lakeside II & IV (2)		4.0%	07/25/2018	227	46,064	46,875
Hayden Ferry Lakeside III	2.2%		07/25/2018	58	31,271	481
245 Riverside		5.2%	03/31/2019	—	—	9,166
Two Ravinia		5.0%	05/20/2019	—	—	22,100
Two Liberty Place		5.2%	06/10/2019	495	89,567	90,200
Total Fund II				$1,377	$269,424	$273,616
Unamortized premium, net					$19,878	$27,842
Total Mortgage Notes Payable				$6,459	$1,238,336	$1,339,450

(1)	This represents the net effective interest rate based on GAAP interest expense.

(2)	Property has entered into an interest rate swap agreement with the Lender associated with these mortgage loans.

At December 31, 2015 and 2014, the net book value of the office properties collateralizing the mortgage loans was $1.9 billion and $2.0 billion, respectively.

The aggregate annual maturities of mortgage notes payable at December 31, 2015 are as follows (in thousands):

	Weighted Average GAAP Interest Rate	Total Mortgage Maturities	Balloon Payments	Principal Amortization
2016	3.6%	$175,849	$161,407	$14,442
2017	3.7%	426,356	412,397	13,959
2018	3.9%	209,724	193,500	16,224
2019	4.9%	146,435	138,632	7,803
2020	4.8%	115,156	110,335	4,821
Thereafter	3.9%	144,938	135,141	9,797
Total principal maturities		1,218,458	$1,151,412	$67,046
Fair value premiums on mortgage debt acquired, net	N/A	19,878
Total principal maturities and fair value premium on mortgage debt acquired	4.0%	$1,238,336

On April 8, 2014, the Company repaid the first mortgage debt secured by Bank of America Center and terminated the related $33.9 million floating-to-fixed interest rate swap. The terminated $33.9 million swap had a liability value of $1.9 million which was rolled into the pricing set for the new $100.0 million swap.

On April 14, 2014, the Company purchased One Orlando Centre in Orlando, Florida, and simultaneously restructured the existing first mortgage loan secured by the property. The existing $68.3 million first mortgage note was restructured into a new $54.0 million first mortgage note and a $15.3 million subordinated note. Upon the sale or recapitalization of the property, proceeds are to be distributed first to the lender up to the amount of outstanding principal of the first mortgage note; second, to the Company up to its equity investment; third, to the Company until it receives a 12% annual return on its equity investment; fourth, 60% to the Company and 40% to the lender until the subordinated note is repaid in full; and fifth, to the Company at 100%. At the acquisition date, and as of December 31, 2015, the fair value of the subordinated note was zero.

On July 2, 2014, Fund II closed on a construction loan secured by the Hayden Ferry Lakeside III development in the Tempe submarket of Phoenix, Arizona for $43.0 million, or 62.5% of the total estimated cost of the development, which will be funded subsequent to Fund II's and the Company's equity investment in the development. The loan is initially a 35% recourse loan to Fund II that will be reduced to non-recourse upon stabilization of the property. The loan is cross-collateralized with Fund II's Hayden Ferry Lakeside I, Hayden Ferry Lakeside II, Hayden Ferry Lakeside IV and the adjacent parking garage. The loan matures on July 25, 2018, is interest-only through maturity, and has an interest rate of one-month LIBOR plus 1.80% which decreases to 1.60% upon stabilization. As of December 31, 2015, the balance of the construction loan payable was approximately $31.3 million.

On November 17, 2014, the Company terminated the Austin Joint Venture. As part of the agreement, the Company acquired CalSTRS' 60% interest in One Congress Plaza and San Jacinto Center, resulting in 100% ownership of these two assets. As a result, the Company assumed a mortgage loan with a balance of $128.0 million at December 31, 2014, with an interest rate of 6.1% and a maturity date of June 11, 2017 for One Congress Plaza, and assumed a mortgage loan with a balance of $101.0 million at December 31, 2014, with an interest rate of 6.0% and a maturity date of June 11, 2017 for San Jacinto Center.

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

On October 1, 2015, the Company assumed the $52.0 million first mortgage secured by Two Buckhead Plaza. The loan has an interest rate of 6.43% and matures on October 1, 2017.

On December 22, 2015, the Company paid in full the $17.1 million first mortgage debt secured by 5300 Memorial and Town & Country and incurred a $503,000 prepayment fee as part of the repayments.

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

The Company's interest rate hedge contracts at December 31, 2015 and 2014 are summarized as follows (in thousands):

							Asset (Liability) Balance
		Current					December 31,
Type of Hedge	Balance Sheet Location	Associated Loan	Notional Amount	Maturity Date	Reference Rate	Fixed Rate	2015	2014
Swap	Receivables and Other Assets	5-year term loan	$50,000	09/27/2017	1-month LIBOR	0.7%	$190	$452
Swap	Account payable and other liabilities	5-year term loan	$120,000	06/11/2018	1-month LIBOR	1.6%	(1,515)	(1,438)
Swap	Account payable and other liabilities	Corporate Center IV	$13,475	10/08/2018	1-month LIBOR	3.3%	(68)	(18)
Swap	Receivables and Other Assets	5-year term loan	$75,000	09/27/2017	1-month LIBOR	0.7%	284	679
Swap	Account payable and other liabilities	Hayden Ferry Lakeside II	$4,316	01/25/2018	1-month LIBOR	1.7%	(61)	(71)
Swap	Account payable and other liabilities	Hayden Ferry Lakeside I	$21,536	01/25/2018	1-month LIBOR	4.5%	(655)	(877)
Swap	Account payable and other liabilities	Hayden Ferry Lakeside II	$41,747	01/25/2018	1-month LIBOR	1.5%	(392)	(413)
Swap	Account payable and other liabilities	245 Riverside	$9,166	09/30/2018	1-month LIBOR	5.2%	—	(617)
Swap	Account payable and other liabilities	Corporate Center IV	$22,016	10/08/2018	1-month LIBOR	5.4%	(1,295)	(1,613)
Swap	Account payable and other liabilities	Two Ravinia Drive	$22,100	11/18/2018	1-month LIBOR	5.0%	—	(1,317)
Swap	Account payable and other liabilities	5-year term loan	$5,000	04/01/2019	1-month LIBOR	1.7%	(76)	(60)
Swap	Account payable and other liabilities	7-year term loan	$100,000	03/31/2021	1-month LIBOR	2.6%	(4,964)	(4,652)
							$(8,552)	$(9,945)

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

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss)

The table below presents the effect of the Company's derivative financial instruments on the Company's consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended
Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	December 31,
	2015	2014	2013
Amount of gain (loss) recognized in other comprehensive income on derivatives	$(7,498)	$(10,968)	$4,110
Amount reclassified from accumulated other comprehensive loss into earnings	$7,138	$7,445	$5,615
Amount of (gain) loss recognized in income on derivatives (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$1,859	$(212)	$390

Note 8 - Fair Values of Financial Instruments

Fair values of financial instruments were as follows (in thousands):

	As of December 31,
	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$74,961	$74,961	$116,241	$116,241
Mortgage loan receivable	3,331	3,331	3,417	3,417
Interest rate swap agreements	474	474	1,131	1,131
Financial Liabilities:
Mortgage notes payable	$1,238,336	$1,235,553	$1,339,450	$1,327,637
Notes payable to banks	550,000	548,414	481,500	477,967
Interest rate swap agreements	9,026	9,026	11,077	11,077

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

Non-financial assets and liabilities recorded at fair value on a non-recurring basis include the following: (1) non-financial assets and liabilities measured at fair value in a business combination; (2) impairment or disposal of long-lived assets measured at fair value; and (3) equity method investments or cost method investments measured at fair value due to an impairment. The fair values assigned to the Company's purchase price assignments utilize Level 2 and Level 3 inputs as defined by ASC 820. The fair value assigned to the long-lived assets for which there was impairment recorded utilize Level 2 inputs as defined by ASC 820.

Note 9 - Accounts Payable and Other Liabilities

The following represents the composition of Accounts Payable and Other Liabilities as of December 31, 2015 and 2014:

	December 31,
	2015	2014
	(In thousands)
Office property payables:
Accrued expenses and accounts payable	$55,322	$43,359
Accrued property taxes	22,857	25,652
Prepaid rents	18,787	16,311
Deferred revenues	25	105
Security deposits	7,135	7,964
Below market lease value	117,718	105,504
Accumulated amortization – below market lease value	(52,844)	(29,251)
Corporate payables	4,077	11,854
Deferred tax liability	793	470
Accrued payroll	4,845	3,210
Fair value of interest rate swaps	9,026	11,077
Interest payable	5,944	6,158
	$193,685	$202,413

Note 10 - Net Income (Loss) Per Common Share

The computation of diluted EPS is as follows (in thousands, except per share data):

	Year Ended
	December 31,
	2015	2014	2013
	(in thousands, except per share data)
Numerator:
Basic net income (loss) attributable to common stockholders	$67,335	$42,943	$(29,687)
Effect of net income attributable to noncontrolling interests - unit holders	2,947	2,089	—
Diluted net income (loss) attributable to common stockholders	$70,282	$45,032	$(29,687)
Denominator:
Basic weighted average shares outstanding	111,490	101,913	66,336
Effect of Operating Partnership Units	4,903	5,200	—
Effect of RSUs	205	182	—
Effect of restricted shares	5	13	—
Effect of deferred incentive share units	3	11	—
Effect of LTIP units	85	—	—
Diluted adjusted weighted average shares outstanding	116,691	107,319	66,336

Basic and diluted net income (loss) per share attributable to Parkway Properties, Inc.	$0.60	$0.42	$(0.45)

The computation of diluted EPS for 2015 did not include the effect of employee stock options as their inclusion would have been anti-dilutive. The computation of diluted EPS for 2014 did not include the effect of employee stock options and LTIP units as their inclusion would have been anti-dilutive. The computation of diluted EPS for 2013 did not include the effect of net loss attributable to unit holders in the numerator and Operating Partnership units, employee stock options, RSUs, restricted shares, deferred incentive share units, and LTIP units in the denominator, as their inclusion would have been anti-dilutive. Terms and conditions of these awards are described in "Note 15—Share-Based and Long-Term Compensation Plans."

Note 11 - Stockholders' Equity

Common Stock

On January 10, 2014, the Company completed an underwritten public offering of 10.5 million shares of its common stock at the public offering price of $18.15. On February 11, 2014, the Company sold an additional 1.325 million shares of its common stock at the public offering price of $18.15 pursuant to the exercise of the underwriters’ option to purchase additional shares. The net proceeds from the offering, including shares sold pursuant to the underwriters’ option to purchase additional shares, after deducting the underwriting discount and offering expenses payable by the Company, were approximately $205.2 million which the Company used to fund acquisitions, to repay amounts outstanding under the Company’s senior unsecured revolving credit facility, and for general corporate purposes.

On September 26, 2014, the Company completed an underwritten public offering of 10 million shares of its common stock at the public offering price of $18.60. On October 2, 2014, the Company sold an additional 1.5 million shares of its common stock at the public offering price of $18.60 pursuant to the exercise of the underwriters’ option to purchase additional shares. The net proceeds from the offering, including shares sold pursuant to the underwriters' option to purchase additional shares, after deducting the underwriting discount and offering expenses payable by the Company, were approximately $204.8 million. The Company used the net proceeds from the offering, including the net proceeds from the shares sold pursuant to the underwriters' option, to fund acquisitions and to repay amounts under its senior unsecured revolving credit facility.

On May 28, 2014, the Company entered into an ATM Equity OfferingSM Sales Agreement (the "Sales Agreement") with various agents whereby it may sell, from time to time, shares of its common stock having aggregate gross sales proceeds of up to $150.0 million through an "at-the-market" equity offering program. Sales may be made to the agents in their capacity as sales agents or as principals. The Company intends to use the net proceeds for general corporate purposes, which may include repaying temporarily amounts outstanding from time to time under its senior unsecured revolving credit facility, for working capital and capital expenditures and to fund potential acquisitions or development of office properties. The Company is required to pay each agent a commission that will not exceed, but may be lower than, 2.0% of the gross sales price of the shares sold through such agent.

During the year ended December 31, 2014, the Company sold 391,900 shares of common stock under the Sales Agreement for net offering proceeds of approximately $8.0 million after deducting commissions of approximately $122,000. The Company used the net proceeds for general corporate purposes, including repaying amounts outstanding under its senior unsecured revolving credit facility and to fund acquisitions and development of office properties.

During the year ended December 31, 2015, there were no ATM sales under the Sales Agreement.

Note 12 - Noncontrolling Interests

As of December 31, 2015, the Company had an interest in two joint ventures that are included in its consolidated financial statements: Fund II assets and the Murano residential condominium project.

Fund II

The following represents the detailed information on the Fund II assets as of December 31, 2015:

		Company's
Property Name	Location	Ownership %
Hayden Ferry Lakeside I	Phoenix, AZ	30.0%
Hayden Ferry Lakeside II	Phoenix, AZ	30.0%
Hayden Ferry Lakeside III	Phoenix, AZ	70.0%
Hayden Ferry Lakeside IV and adjacent garage	Phoenix, AZ	30.0%
3344 Peachtree	Atlanta, GA	33.0%
Two Liberty Place	Philadelphia, PA	19.0%

Fund II, a $750.0 million discretionary fund, was formed on May 14, 2008 and was fully invested at February 10, 2012. Fund II was structured with TRST as a 70% investor and the Company as a 30% investor, with an original target capital structure of approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt. Fund II acquired 13 properties in Atlanta, Georgia; Charlotte, North Carolina; Phoenix, Arizona; Jacksonville, Orlando and Tampa, Florida; and Philadelphia, Pennsylvania. In August 2012, Fund II increased its investment capacity by $20.0 million to purchase Hayden Ferry III, IV and V, a 2,500 space parking garage, an office property and a vacant parcel of development land, all adjacent to Hayden Ferry I and Hayden Ferry II, in Phoenix, Arizona. In August 2013, Fund II expanded its investment guidelines solely for the purpose of authorizing the purchase of a parcel of land available for development in Tempe, Arizona. In April 2014, Fund II authorized the development of Hayden Ferry Lakeside III, as well as the transfer of an interest in the owner of Hayden Ferry Lakeside III, a subsidiary of Fund II, to the Operating Partnership, such that the Company owns a 70% indirect interest in Hayden Ferry Lakeside III.

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
Other Noncontrolling Interests

The Company’s interest in its properties is held through the Operating Partnership.  All decisions relating to the operations and distributions of the Operating Partnership are made by the Company, which serves indirectly as the sole general partner of the Operating Partnership.  The Company owns a 95.9% interest in the Operating Partnership at December 31, 2015.  Noncontrolling interests in the Operating Partnership represents common Operating Partnership units that are not owned by the Company. Interests in the Operating Partnership are owned by limited partners who contributed properties and other assets to the Operating Partnership in exchange for common Operating Partnership units as part of merger and acquisition activities.  Limited partners have the right under the partnership agreement of the Operating Partnership to tender their units for redemption in exchange for cash or shares of the Company’s common stock, as selected by the Company in its sole and absolute discretion. Accordingly, the Company classifies the common Operating Partnership units held by limited partners in permanent equity because the Company may elect to issue shares of its common stock to limited partners exercising their redemption rights rather than using cash.

Noncontrolling interests - unit holders include (a) 554,400 outstanding common units in the Operating Partnership that were issued in connection with the Company's acquisition of Lincoln Place, an office building located in the South Beach submarket in Miami, Florida, and (b) approximately 4.3 million outstanding common units in the Operating Partnership that were issued in exchange for outstanding limited partnership interests in TPGI in connection with the Mergers.

Income is generally allocated to noncontrolling interests based on the weighted average percentage ownership during the year.

Note 13 - Discontinued Operations

All current and prior period income from the following office property dispositions are included in discontinued operations for the years ended December 31, 2015, 2014 and 2013 (in thousands).

Office Properties	Location	Date of Sale	Net Sales Price	Net Book Value of Real Estate	Gain on Sale	Impairment Loss
Atrium at Stoneridge (1)	Columbia, SC	03/20/2013	2,966	2,424	542	3,500
Waterstone (2)	Atlanta, GA	07/10/2013	3,247	3,207	40	3,000
Meridian (2)	Atlanta, GA	07/10/2013	6,615	6,560	55	1,600
Bank of America Plaza	Nashville, TN	07/17/2013	41,093	29,643	11,450	—
Lakewood II	Atlanta, GA	10/31/2013	10,240	4,403	5,837	—
Carmel Crossing	Charlotte, NC	11/08/2013	36,673	22,104	14,569	—
2013 Dispositions (3)			$100,834	$68,341	$32,493	$8,100
Woodbranch Building	Houston, TX	01/14/2014	14,424	4,450	9,974	—
Mesa Corporate Center (2)	Phoenix, AZ	01/31/2014	12,257	11,768	489	5,600
2014 Dispositions (4)			$26,681	$16,218	$10,463	$5,600
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
(4) With the adoption of ASU 2014-08, "Reporting Discontinued Operations and Disposals of Components of an Entity" effective January 1, 2014, the Company's 2014 sales of the Woodbranch Building and Mesa Corporate Center are included in discontinued operations for the year ended December 31, 2014 as these properties were previously classified as held for sale at December 31, 2013. The Company's 2014 sales of the Schlumberger Building and 525 North Tryon are included in the continuing operations section of the consolidated statement of operations and comprehensive income (loss) as they were not previously classified as held for sale in any prior period financial statements.

The amount of revenues and expenses for these office properties reported in discontinued operations for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

	Year Ended
	December 31,
	2015	2014	2013
Statements of Operations:
Revenues
Income from office properties	$—	$99	$14,976
Expenses
Property operating expenses	—	373	6,835
Management company expenses	—	1	(39)
Depreciation and amortization	—	116	4,561
Impairment loss on real estate	—	—	10,200
Loss on extinguishment of debt	—	—	2,149
Interest expense	—	—	485
Total expenses	—	490	24,191
Loss from discontinued operations	—	(391)	(9,215)
Net gains on sale of real estate from discontinued operations	—	10,463	32,493
Total discontinued operations per Statement of Operations	—	10,072	23,278
Net income attributable to noncontrolling interest from discontinued operations	—	(352)	(13,443)
Total discontinued operations – Parkway's Share	$—	$9,720	$9,835

Note 14 - Income Taxes

The Company elected to be taxed as a REIT under the Code, commencing with its taxable year ended December 31, 1997. In January 1998, the Company completed its reorganization into an UPREIT structure under which substantially all of the Company's real estate assets are owned by the Operating Partnership. Presently, substantially all interests in the Operating Partnership are owned by the Company and a wholly owned subsidiary. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distributes annually at least 90% of its "REIT taxable income," subject to certain adjustments and excluding any net capital gain to its stockholders. It is management's current intention to adhere to these requirements and maintain the Company's REIT status, and the Company believes that it was in compliance with all REIT requirements at December 31, 2015. As a REIT, the Company generally will not be subject to corporate level U.S. federal income tax on taxable income it distributes currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to U.S. federal income taxes on its undistributed taxable income.

The Operating Partnership is a pass-through entity generally not subject to U.S. federal and state income taxes, as all of the taxable income, gains and deductions are passed through its partners. However, the Operating Partnership is subject to certain income taxes in Texas.

In addition, the Company has elected to treat certain consolidated subsidiaries as TRSs, which are tax paying entities for income tax purposes and are taxed separately from the Company. TRSs may participate in non-real estate related activities and/or perform non-customary services for customers and are subject to U.S. federal and state income tax at regular corporate tax rates. The income tax benefit (expense) and related income tax assets and liabilities are based on actual and expected future income.

As of December 31, 2015 and 2014, the Company recorded net deferred tax assets of $4.2 million and $4.6 million, respectively, related to the TRSs. Deferred tax assets generally represent items that can be used as a tax deduction in the Company's tax returns in future years for which the Company has already recorded a tax benefit in its consolidated statement of operations.

The significant components of the net deferred tax assets (liabilities) as of December 31, 2015 and 2014 are as follows (in thousands):

	December 31,
	2015	2014
	(In thousands)
Deferred tax assets
Capitalizable transaction costs	$667	$784
Contingent consideration	1,198	1,411
Management contracts	2,022	2,377
Other	1,112	466
Total deferred tax assets	4,999	5,038

Deferred tax liabilities
Cost method investment	(670)	(469)
Other	(123)	—
Total deferred tax liabilities	(793)	(469)
Total deferred tax assets, net	$4,206	$4,569

The table of deferred tax assets and liabilities as shown above does not include deferred tax assets for the REIT's NOLs. As of December 31, 2015, the Company had NOL carryforwards for U.S. federal income tax purposes of $252.2 million (including $85.8 million of NOLs from the Mergers). On December 10, 2012, the Company believes a change in ownership pursuant to Section 382 of the Code occurred. Accordingly, $160.8 million of NOLs in existence as of December 10, 2012 are subject to an annual Section 382 limitation of $15.4 million. The historic NOLs of TPGI are also subject to Section 382 limitation. The Company's NOL carryforwards (including NOLs of TPGI) are subject to varying expiration dates beginning in 2018 through 2033.

    FASB ASC 740-10-30 ("ASC 740-10-30") "Accounting for Income Taxes" subsection "Initial Measurement," requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. In determining whether the deferred tax asset is realizable, the Company considers all available positive and negative evidence, including future reversal of existing taxable temporary differences, carryback potential, tax-planning strategies and its ability to generate sufficient taxable income in future years. As of December 31, 2015, the Company recorded a full valuation allowance against its deferred tax asset associated with the REIT's NOLs due to the uncertainty of future utilization. The utilization of these NOLs can cause the Company to incur a small alternative minimum tax.

The components of income tax benefit (expense) for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	For the Year Ended
	December 31,
	2015	2014	2013
Current:
Federal	$(854)	$(2,876)	$(488)
State	(686)	(2,026)	(67)
Total current	(1,540)	(4,902)	(555)
Deferred:
Federal	124	3,868	1,582
State	(487)	895	378
Total deferred	(363)	4,763	1,960
Total income tax (expense) benefit	$(1,903)	$(139)	$1,405

The reconciliation of income tax expense computed at the U.S. statutory income tax rate and the income tax expense in the consolidated statements operations is shown below (in thousands):

	For the Years Ended December 31,
	2015		2014		2013
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Pre-tax income (loss) from continuing operations	$(32,853)	34.0%	$(11,654)	34.0%	$12,485	34.0%
REIT earnings without income tax provision	22,745	(23.5)%	12,121	(35.4)%	(13,083)	(35.6)%
Noncontrolling interest	9,312	(9.6)%	430	(1.3)%	2,588	7.0%
State income tax, net of federal tax benefit	(778)	0.8%	(1,090)	3.2%	185	0.5%
Effect of permanent differences	(6)	—%	(41)	0.1%	(291)	(0.8)%
Valuation allowance	—	—%	479	(1.4)%	(479)	(1.3)%
Other - Peachtree	—	—%	(422)	1.2%	—	—%
Other	(323)	0.3%	38	(0.1)%	—	—%
Total income tax (expense) benefit	$(1,903)	2.0%	$(139)	0.3%	$1,405	3.8%

The Company's U.S. federal income tax returns for tax years 2012 through 2015 remain open and subject to examination by the taxing authorities.

FASB ASC 740-10-25, "Accounting for Income Taxes" subsection "Recognition," clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company's policy is to recognize interest and penalties related to unrecognized tax benefits as components of income tax expense. As of December 31, 2015, there is no interest or penalty associated with unrecognized tax benefits.

As of December 31, 2015, the Company has recorded unrecognized tax benefits of approximately $6.9 million, acquired as part of the Mergers and, if recognized, would not affect its effective tax rate. The Company has sufficient NOLs to utilize for current or future tax liabilities.

A reconciliation of the Company’s unrecognized tax benefits as of December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
	(In thousands)
Unrecognized Tax Benefits - Opening Balance	$6,857	$7,999
Gross increases - current period tax positions	—	—
Gross decreases - lapse of statute of limitations	—	(1,142)
Unrecognized Tax Benefits - Ending Balance	$6,857	$6,857

The following characterizes distributions paid per common share for the years ended December 31, 2015, 2014 and 2013 (Unaudited):

	2015		2014		2013
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$0.2689	35.9%	$0.7141	95.2%	$0.4425	69.4%
Capital gain	—	—	0.0359	4.8%	—	—
Unrecaptured Section 1250 gain	—	—	—	—	0.0831	13.0%
Return of capital	0.4811	64.1%	—	—	0.1119	17.6%
	$0.7500	100.0%	$0.7500	100.0%	$0.6375	100.0%

On December 19, 2013, the Company completed the Mergers. As set forth in the Merger Agreement, the parties to the Parent Merger intended that the Parent Merger be treated as a reorganization within the meaning of Section 368(a) of the Code. Assuming that, as intended, the Parent Merger qualified as a reorganization, because TPGI was a C corporation, the Company is subject to the rules applicable to REITs acquiring assets with "built-in gain" from C corporations in reorganizations. Pursuant to these rules, the Company is subject to corporate income tax to the extent that unrealized gain on historic TPGI assets (determined at the time of the Parent Merger) is recognized in taxable dispositions of such assets in the ten-year period following the Parent Merger.

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

The 2013 Equity Plan replaced the 2010 Omnibus Equity Incentive Plan (the "2010 Equity Plan"). Outstanding awards granted under the 2010 Equity Plan continue to be governed by the 2010 Equity Plan. All of the employees of the Company and the Operating Partnership, employees of certain subsidiaries of the Company, non-employee directors and any consultants or advisors to the Company and the Operating Partnership are eligible to participate in the 2015 Equity Plan.

The 2015 Equity Plan authorizes the following types of awards: (1) stock options, including nonstatutory stock options and incentive stock options ("ISOs"); (2) stock appreciation rights; (3) restricted shares; (4) RSUs; (5) LTIP units; (6) dividend equivalent rights; and (7) other forms of awards payable in or denominated by reference to shares of common stock. Full value awards, i.e., awards other than options and stock appreciation rights, vest over a period of three years or longer, except that any full value awards subject to performance-based vesting must become vested over a period of one year or longer. The Compensation Committee of the Board of Directors of the Company (the "Board") may waive vesting requirements upon a participant’s death, disability, retirement, or other specified termination of service or upon a change in control.

Through December 31, 2015, the Company had RSUs, LTIP units and stock options outstanding under the 2015 Equity Plan, each as described below. As of December 31, 2015, the Company had restricted shares outstanding under the 2010 Equity Plan, as described below.

Long-Term Equity Incentives

At December 31, 2015, a total of 1,293,750 shares underlying stock options had been granted to officers of the Company and remain outstanding under the 2013 Equity Plan, of which 862,500 shares remain unvested. The stock options are valued at $3.6 million, which equates to an average price per share of $4.18. Each stock option will vest in increments of 25% per year on each of the first, second, third and fourth anniversaries of the grant date, subject to the grantee's continued service. At December 31, 2015, a total of 386,748 time-vesting RSUs had been granted to officers of the Company and remain outstanding. The time-vesting RSUs are valued at $7.0 million, which equates to an average price per share of $18.09. A total of 299,312 time-vesting RSU awards will vest in increments of 25% per year on each of the first, second, third and fourth anniversaries of the grant date and 87,436 time-vesting RSU awards will vest in increments of 33% per year on each of the first, second and third anniversaries of the grant date, subject to the grantee's continued service.

At December 31, 2015, a total of 447,938 LTIP units had been granted to officers of the Company and remain outstanding under the 2013 Equity Plan. LTIP units are a form of limited partnership interest issued by the Operating Partnership, and will be considered earned if, and only to the extent to which applicable total shareholder return, ("TSR"), performance measures are achieved during the performance period. Grant date fair values of the LTIP units and performance-vesting RSUs are estimated using a Monte Carlo simulation model and the resulting expense is recorded regardless of whether the TSR performance measures are achieved if the required service is delivered. The grant date fair values are being amortized over expense over the period from the grant date to the date at which the awards, if any, would become vested. The LTIP units are valued at $3.8 million, which equates to an average price per share of $8.58. At December 31, 2015, a total of 215,527 performance-vesting RSUs had been granted to officers of the Company and remain outstanding under the 2013 Equity Plan. The performance-vesting RSUs are valued at approximately $1.7 million, which equates to an average price per share of $8.11. Grant date fair values of the performance-vesting RSUs units are estimated using a Monte Carlo simulation model and the resulting expense is recorded regardless of whether the TSR performance measures are achieved if the required service is delivered. Each LTIP unit and performance-vesting RSU will vest based on the attainment of total stockholder return targets during the applicable performance period, subject to the grantee's continued service.

At December 31, 2015, a total of 5,189 restricted shares granted to officers of the Company remain outstanding under the 2010 Equity Plan. The restricted shares vest ratably over four years from the date of grant, with the last restricted shares vesting in January 2016. The restricted shares are valued at $71,000, which equates to an average price per share of $13.65.

Total compensation expense related to restricted shares, deferred incentive share units, stock options, RSUs and LTIP units of $6.5 million, $8.2 million and $5.7 million, was recognized in general and administrative expenses on the Company's consolidated statements of operations and comprehensive income (loss) during the years ended December 31, 2015, 2014 and 2013, respectively. Total compensation expense related to non-vested awards not yet recognized was $5.5 million at December 31, 2015. The weighted average period over which this expense is expected to be recognized is approximately one year.

	Restricted Shares		Deferred Incentive Share Units		Stock Options		RSUs		LTIP Units
	# of Shares	Weighted Average Grant-Date Fair Value	# of Share Units	Weighted Average Grant-Date Fair Value	# of Options	Weighted Average Grant-Date Fair Value	# of Stock Units	Weighted Average Grant-Date Fair Value	# of LTIP Units	Weighted Average Grant-Date Fair Value
Balance at 12/31/14	13,769	$14.61	6,855	$16.63	1,293,750	$4.17	504,534	$16.03	300,636	$9.26
Granted	—	—	—	—	—	—	267,596	13.50	147,302	7.18
Vested	(8,580)	15.20	(6,130)	17.08	(431,250)	4.17	(145,854)	18.45	—	—
Forfeited	—	—	(725)	12.89	—	—	(24,001)	10.96	—	—
Balance at 12/31/15	5,189	$13.65	—	$—	862,500	$4.17	602,275	$14.52	447,938	$8.58

The following table presents the weighted-average assumptions used to estimate the fair values of the options granted in the periods presented:

	Year Ended
	December 31,
	2015	2014	2013
Risk-free interest rate	—	—	1.01%
Expected volatility	—	—	31.0%
Expected life (in years)	—	—	6
Dividend Yield	—	—	4%
Weighted-average estimated fair value of options granted during the year	—	—	$4.17

Defined Contribution Plan

The Company maintains a 401(k) plan for its employees. The Company makes matching contributions of 50% of the employee's contribution (limited to 10% of compensation as defined by the plan) and may also make annual discretionary contributions.  The Company's total expense for this plan was $700,000, $621,000 and $601,000, for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 16 - Selected Quarterly Financial Data (Unaudited):

Summarized quarterly financial data for the years ended December 31, 2015 and 2014 are as follows (in thousands, except per share data):

	2015
	First	Second	Third	Fourth
Revenues (other than gains)	$119,684	$126,905	$114,843	$112,551
Expenses	(107,407)	(115,439)	(101,717)	(98,788)
Operating income	12,277	11,466	13,126	13,763
Interest and other income	170	312	218	203
Equity in earnings of unconsolidated joint ventures	162	422	339	1,281
Net gains on sale of real estate	14,316	45,246	47,351	3,819
Gain on sale of unconsolidated property	—	—	—	9,698
Gain (loss) on extinguishment of debt	79	(4,919)	(702)	(520)
Interest expense	(19,198)	(17,676)	(17,017)	(17,590)
Income tax expense	(192)	(326)	(491)	(894)
Net income	7,614	34,525	42,824	9,760
Noncontrolling interests	(339)	(20,393)	(5,573)	(1,083)
Net income for Parkway Properties, Inc. and attributable to common stockholders	$7,275	$14,132	$37,251	$8,677

Net income per common share:
Basic:
Income from continuing operations attributable to Parkway Properties, Inc.	$0.07	$0.13	$0.33	$0.08
Discontinued operations	—	—	—	—
Basic net income attributable to Parkway Properties, Inc.	$0.07	$0.13	$0.33	$0.08
Dividends per common share	$0.1875	$0.1875	$0.1875	$0.1875
Diluted:
Income from continuing operations attributable to Parkway Properties, Inc.	$0.07	$0.13	$0.33	$0.08
Discontinued operations	—	—	—	—
Diluted net income attributable to Parkway Properties, Inc.	$0.07	$0.13	$0.33	$0.08
Weighted average shares outstanding:
Basic	111,216	111,543	111,583	111,614
Diluted	116,531	116,666	116,723	116,760

	2014
	First	Second	Third	Fourth
Revenues (other than gains)	$104,113	$110,460	$115,747	$126,381
Expenses	(94,160)	(103,390)	(106,275)	(133,253)
Operating income (loss)	9,953	7,070	9,472	(6,872)
Interest and other income	368	402	121	561
Equity in earnings (loss) of unconsolidated joint ventures	(478)	(496)	191	(184)
Gain on sale of in-substance real estate	6,289	—	—	—
Net gains on sale of real estate	—	—	6,664	69,714
Loss on extinguishment of debt	—	(339)	—	(2,066)
Interest expense	(15,244)	(16,793)	(16,543)	(17,515)
Income tax benefit (expense)	(342)	(257)	(164)	624
Income (loss) from continuing operations	546	(10,413)	(259)	44,262
Discontinued operations:
Loss from discontinued operations	(43)	(50)	(289)	(9)
Gain on sale of real estate from discontinued operations	10,463	—	—	—
Total discontinued operations	10,420	(50)	(289)	(9)
Net income (loss)	10,966	(10,463)	(548)	44,253
Noncontrolling interests	(121)	618	63	(1,825)
Net income for Parkway Properties, Inc. and attributable to common stockholders	$10,845	$(9,845)	$(485)	$42,428

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations attributable to Parkway Properties, Inc.	$—	$(0.10)	$—	$0.38
Discontinued operations	0.11	—	—	—
Basic net income (loss) attributable to Parkway Properties, Inc.	$0.11	$(0.10)	$—	$0.38
Dividends per common share	$0.1875	$0.1875	$0.1875	$0.1875
Diluted:
Income (loss) from continuing operations attributable to Parkway Properties, Inc.	$—	$(0.10)	$—	$0.38
Discontinued operations	0.11	—	—	—
Diluted net income (loss) attributable to Parkway Properties, Inc.	$0.11	$(0.10)	$—	$0.38
Weighted average shares outstanding:
Basic	97,356	99,092	100,016	111,076
Diluted	102,614	99,092	100,016	116,521

Note 17 - Commitments and Contingencies

The Company and its subsidiaries are, from time to time, parties to litigation arising from the ordinary course of business. The Company does not believe that any such litigation will materially affect our financial position or operations.

As part of the Mergers, the Company acquired a 1% limited partnership interest in 2121 Market Street. A mortgage loan secured by a first trust deed on 2121 Market Street is guaranteed by the Company up to a maximum amount of $14.0 million expiring in December 2022.

In connection with the closing of the Mergers, on December 19, 2013, Mr. James A. Thomas, the Company's Chairman of the Board, and certain of his related parties, entered into a tax protection agreement with Parkway LP (the “New Tax Protection Agreement”), that replaced an agreement originally entered into between Thomas Properties Group, LP and Mr. Thomas (and certain of his related parties) dated October 13, 2004 (the “Original Tax Protection Agreement”). The New Tax Protection Agreement continued and updated the obligations under the Original Tax Protection Agreement with certain changes, including an undertaking by Parkway LP to offer certain related parties of Mr. Thomas the opportunity to guarantee, in the aggregate, up to $39.0 million of direct or indirect “qualifying” indebtedness of Parkway LP and agreement as to the method that Parkway LP will adopt in allocating depreciation with respect to certain of the properties acquired from TPGI.

Note 18 – Related Party Transactions

On May 18, 2011, the Company closed on the Contribution Agreement pursuant to which Eola contributed its property management company (the “Management Company”) to the Company. In connection with the Eola contribution of its Management Company to the Company, a subsidiary of the Company made a $3.5 million preferred equity investment in an entity 21% owned by Mr. Heistand, and which is included in receivables and other assets on the Company's consolidated balance sheets. This investment provides that the Company will be paid a preferred equity return equal to 7% per annum of the preferred equity outstanding. In 2015, 2014 and 2013 the Company received preferred equity distributions on this investment in the aggregate amounts of approximately $245,000, $265,000 and $225,000, respectively. This preferred equity investment was approved by the Board, and recorded as a cost method investment in receivables and other assets on the balance sheet.

Certain of the Company's executive officers own interests in properties that are managed and leased by the Management Company. The Company recorded $398,000, $3.5 million and $4.0 million in management fees and $869,000, $8.8 million and $10.2 million in reimbursements related to the management and leasing of these assets for the years ended December 31, 2015, 2014 and 2013, respectively. For the years ended December 31, 2015, 2014 and 2013, the Company recorded management fees and reimbursements, net of elimination, related to the unconsolidated joint ventures of $384,000, $4.2 million and zero, respectively.

On June 5, 2012, TPG Pantera acquired 4.3 million shares of common stock at a purchase price of $11.25 per share and 13,477,778 shares of Series E Convertible Cumulative Redeemable Preferred Stock, par value $.001 per share (the “Series E Preferred Stock”), at a purchase price and liquidation preference of $11.25 per share, for an aggregate investment in the Company by TPG Pantera of $200.0 million pursuant to a securities purchase agreement (the “Purchase Agreement”) between the Company and TPG Pantera. At a special meeting of stockholders held on July 31, 2012, the stockholders approved, among other things, the right to convert, at the option of the Company or the holders, shares of the Series E Preferred Stock into shares of common stock. On August 1, 2012, the Company delivered a conversion notice to TPG Pantera and all shares of Series E Preferred Stock were converted into common stock on a one-for-one basis.

In connection with the closing under the Purchase Agreement, the Company and TPG VI Management, LLC ("TPG Management"), an affiliate of TPG Pantera entered into a Management Services Agreement that sets forth certain financial advisory services previously provided by and to be provided by, and fees to be paid to TPG Management, in connection with TPG Pantera’s investment in the Company and TPG Management’s ongoing services to the Company. As provided in the Management Services Agreement, on June 5, 2012 the Company paid TPG Management a transaction fee of $6.0 million and reimbursed TPG Management $1.0 million of its reasonable out-of-pocket expenses incurred by it and its affiliates in connection with TPG Pantera’s investment in the Company. Furthermore, pursuant to the Management Services Agreement and in exchange for certain ongoing advisory and consulting services, the Company agreed to pay to TPG Management a monitoring fee equal to $600,000 for the first year following the closing under the Purchase Agreement and $1.0 million per year thereafter for so long as TPG Pantera has the right to appoint four of the directors of the Board. In each case, the monitoring fee will be reduced proportionately based on TPG Pantera’s Board representation rights under the Stockholders Agreement, dated December 3, 2012, by and between the Company and TPG Pantera, as amended (the "Stockholders Agreement") as described below. On December 15, 2014, the Company and TPG Management amended the Management Services Agreement to provide that the monitoring fee is payable entirely in cash. The monitoring fee, which is paid quarterly when the Company pays its common stock dividend, is in lieu of director fees otherwise payable to the TPG Pantera-nominated members of the Board.

Also in connection with closing under the Purchase Agreement, the Company, TPG Pantera and TPG Management entered into the Stockholders Agreement pursuant to which, among other things, (1) TPG Pantera has the right to nominate a specified number of directors to the Board and to each committee of the Board determined based on its level of ownership in the Company, for so long as TPG Pantera owns 5% or more of the Company’s outstanding common stock, and (2) TPG Pantera has the right to consent to certain actions related to the Company’s corporate existence and governance, including any change in the rights and responsibilities of either the investment committee of the Board or the compensation committee of the Board, for so long as TPG Pantera’s ownership percentage of the Company’s common stock is equal to or greater than 20%, other than in connection with any change in control.

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

Note 19 - Subsequent Events

On January 22, 2016, the Company sold 5300 Memorial, an office property located in Houston, Texas, for a gross sale price of $33.0 million, and expects to recognize a gain in the first quarter of 2016.

On January 22, 2016, the Company sold Town & Country, an office property located in Houston, Texas, for a gross sale price of $27.0 million, and expects to recognize a gain in the first quarter of 2016.

On February 5, 2016, the Company sold 80% of its interest in Courvoisier Centre, a complex of two office buildings located in the Brickell submarket of Miami, Florida, to a joint venture with a third party investor at a gross asset value of $175.0 million. Simultaneous with the closing of the joint venture transaction, the joint venture closed on a $106.5 million first mortgage secured by the asset, which has a fixed interest rate of 4.6%, matures in March 2026 and is interest only through maturity. The recapitalization of Courvoisier Centre resulted in net proceeds to the Company of $154.3 million. The Company retained a 20% noncontrolling ownership interest in the property. The Company expects to recognize a gain in the first quarter of 2016.

SCHEDULE II – VALUATIONS AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance Beginning of Year	Additions Charged to Cost & Expenses	Deductions Written Off as Uncollectible	Balance End of Year
Allowance for Doubtful Accounts:
Year Ended:
December 31, 2015	$1,860	$173	$(1,398)	$635
December 31, 2014	2,695	717	(1,552)	1,860
December 31, 2013	1,606	1,581	(492)	2,695

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2015 (In thousands)
		Initial Cost to the Company
Description	Encumbrances (1)	Land	Building and Improvements	Subsequent Capitalized Costs	Total Real Estate
Arizona
Hayden Ferry Lakeside I	$21,536	$2,871	$30,428	$6,918	$40,217
Hayden Ferry Lakeside II	46,064	3,612	69,246	7,746	80,604
Hayden Ferry Lakeside III	31,271	4,024	28,383	24,326	56,733
Hayden Ferry Lakeside IV and V	—	5,023	8,561	1,626	15,210
Tempe Gateway	—	6,970	45,232	10,718	62,920
Florida
Stein Mart Building	10,778	1,653	16,636	7,256	25,545
Lincoln Place	48,030	—	56,997	4,988	61,985
Deerwood North	84,500	11,904	39,900	6,481	58,285
Deerwood South	—	14,026	36,319	7,244	57,589
Bank of America Center	—	8,882	38,595	11,655	59,132
Citrus Center	20,645	4,000	26,712	11,904	42,616
Corporate Center I	—	—	77,997	7,319	85,316
Corporate Center II	—	—	58,493	4,738	63,231
Corporate Center III	—	—	63,633	4,463	68,096
Corporate Center IV	35,491	—	31,773	8,755	40,528
Corporate Center VI	—	4,901	—	—	4,901
Courvoisier Centre (3)	—	48,407	74,738	11,098	134,243
Harborview Plaza	—	8,560	33,263	2,781	44,604
The Pointe	23,364	5,293	30,834	6,188	42,315
JTB Center	—	5,376	21,494	4,722	31,592
One Orlando Centre (2)	54,000	9,828	37,555	9,316	56,699
Georgia
3344 Peachtree	80,986	7,472	127,579	12,853	147,904
One Buckhead Plaza	—	20,031	125,204	8,644	153,879
Two Buckhead Plaza	52,000	12,934	66,249	4,048	83,231
3350 Peachtree	—	3,625	57,218	20,607	81,450
3348 Peachtree	—	5,407	45,207	9,590	60,204
The Forum at West Paces	—	3,314	38,577	7,857	49,748
North Carolina
Hearst Tower	—	4,417	200,287	35,070	239,774
NASCAR Plaza	—	—	76,874	14,425	91,299
Pennsylvania
Two Liberty Place	89,567	32,587	97,585	18,020	148,192
Texas
Phoenix Tower	78,555	9,191	98,183	14,768	122,142
CityWestPlace	204,794	56,785	295,869	73,018	425,672
San Felipe Plaza	107,877	40,347	206,510	22,409	269,266
One Congress Plaza	128,000	33,245	118,370	12,447	164,062
San Jacinto Center	101,000	31,645	116,817	8,339	156,801
Other
Corporate	—	—	29	6,007	6,036
Total Real Estate Owned	$1,218,458	$406,330	$2,497,347	$428,344	$3,332,021

Assets Held For Sale:
5300 Memorial	$—	$682	$11,744	$4,547	$16,973
Town & Country	—	436	8,205	5,333	13,974
Total Assets Held For Sale:	$—	$1,118	$19,949	$9,880	$30,947

(1)	Encumbrances represent face amount of mortgage debt and exclude any premiums or discounts.

(2)
In addition to a $54.0 million first mortgage secured by One Orlando Center, the property also has a $15.3 million B-note, which is subordinated to The Company's equity investment in the property. Upon the sale or recapitalization of the property, proceeds are to be distributed first to the lender up to the amount of outstanding principal of the first mortgage note; second, to the Company up to its equity investment; third, to the Company until it receives a 12% annual return on its equity investment; fourth, 60% to The Company and 40% to the lender until the subordinated B-Note is repaid in full; and fifth to The Company at 100%. As of December 31, 2015, the estimated fair market value of the B-note was zero.

(3)
On February 5, 2016, the Company transferred 80% of its interest in Courvoisier Centre, a complex of two office buildings located in the Brickell submarket of Miami, Florida, to a joint venture with a third party investor at a gross asset value of $175.0 million. The Company retained a 20% noncontrolling ownership interest in the property. The Company expects to recognize a gain on sale of real estate during the three months ended March 31, 2016.

.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued) DECEMBER 31, 2015 (In thousands)
	Gross Amount at Which
	Carried at Close of Period
Description	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Net Book Value of Real Estate	Year Acquired	Year Constructed	Depreciable Lives (Yrs.)
Arizona
Hayden Ferry Lakeside I	$2,871	$37,346	$40,217	$7,553	$32,664	2011	2002	(2)
Hayden Ferry Lakeside II	3,612	76,992	80,604	10,719	69,885	2012	2007	(2)
Hayden Ferry Lakeside III	4,024	52,709	56,733	218	56,515	2012	2015	(2)
Hayden Ferry Lakeside IV and V	5,023	10,187	15,210	1,162	14,048	2012	2007	(2)
Tempe Gateway	6,970	55,950	62,920	7,204	55,716	2012	2009	(2)
Florida
Stein Mart Building	1,653	23,892	25,545	8,436	17,109	2005	1985	(2)
Lincoln Place	—	61,985	61,985	3,842	58,143	2013	2002	(2)
Deerwood North	11,904	46,381	58,285	6,918	51,367	2013	1999	(2)
Deerwood South	14,026	43,563	57,589	6,206	51,383	2013	1999	(2)
Bank of America Center	8,882	50,250	59,132	9,908	49,224	2011	1987	(2)
Citrus Center	4,000	38,616	42,616	14,247	28,369	2003	1971	(2)
Corporate Center I	—	85,316	85,316	3,181	82,135	2014	1999	(2)
Corporate Center II	—	63,231	63,231	2,483	60,748	2014	2002	(2)
Corporate Center III	—	68,096	68,096	2,512	65,584	2014	2004	(2)
Corporate Center IV	—	40,528	40,528	8,545	31,983	2011	2008	(2)
Corporate Center VI	4,901	—	4,901	—	4,901	2014	N/A	(2)
Courvoisier Centre	48,407	85,836	134,243	5,983	128,260	2014	1986/1990	(2)
Harborview Plaza	8,560	36,044	44,604	441	44,163	2015	2002	(2)
The Pointe	5,293	37,022	42,315	6,431	35,884	2012	1982	(2)
JTB Center	5,376	26,216	31,592	2,652	28,940	2014	1999-2001	(2)
One Orlando Centre	9,828	46,871	56,699	3,629	53,070	2014	1987	(2)
Georgia
3344 Peachtree	7,472	140,432	147,904	23,304	124,600	2011	2008	(2)
One Buckhead Plaza	20,031	133,848	153,879	4,392	149,487	2015	1987	(2)
Two Buckhead Plaza	12,877	70,354	83,231	711	82,520	2015	2006	(2)
3350 Peachtree	3,625	77,825	81,450	21,213	60,237	2004	1989	(2)
3348 Peachtree	5,407	54,797	60,204	5,745	54,459	2013	1998	(2)
The Forum at West Paces	3,314	46,434	49,748	2,087	47,661	2014	2001	(2)
North Carolina
Hearst Tower	4,417	235,357	239,774	28,938	210,836	2012	2002	(2)
NASCAR Plaza	—	91,299	91,299	9,830	81,469	2012	2009	(2)
Pennsylvania
Two Liberty Place	32,587	115,605	148,192	23,323	124,869	2011	1990	(2)
Texas
Phoenix Tower	9,191	112,951	122,142	13,887	108,255	2012	1984/2011	(2)
CityWestPlace	56,785	368,887	425,672	34,906	390,766	2013	1993-2001	(2)
San Felipe Plaza	40,347	228,919	269,266	16,807	252,459	2013	1984	(2)
One Congress Plaza	33,245	130,817	164,062	5,389	158,673	2014	1987	(2)
San Jacinto Center	31,645	125,156	156,801	4,590	152,211	2014	1987	(2)
Other
Corporate	—	6,036	6,036	1,380	4,656	N/A	N/A	N/A
Total Real Estate Owned	$406,273	$2,925,748	$3,332,021	$308,772	$3,023,249

Assets Held For Sale:
5300 Memorial	$682	$16,291	$16,973	$6,911	$10,062	2002	1982	(2)
Town & Country	436	13,538	13,974	5,874	8,100	2002	1982	(2)
Total Assets Held For Sale	$1,118	$29,829	$30,947	$12,785	$18,162

(1)	The aggregate cost for federal income tax purposes was approximately $3.3 billion (unaudited), and does not include Harborview Plaza.

(2)	Depreciation of buildings is 40 years from acquisition date.

NOTE TO SCHEDULE III
At December 31, 2015, 2014 and 2013
(In thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

	December 31,
	2015	2014	2013
Real Estate:
Office Properties:
Balance at beginning of year	$3,333,900	$2,548,036	$1,762,566
Acquisitions and improvements	409,062	894,924	911,641
Impairment on real estate	(5,400)	(11,700)	(24,258)
Real estate sold, disposed or held for sale	(405,541)	(97,360)	(101,913)
Balance at close of year	$3,332,021	$3,333,900	$2,548,036
Accumulated Depreciation:
Balance at beginning of year	$309,629	$231,241	$199,849
Depreciation expense	119,212	102,152	69,027
Depreciation expense - discontinued operations	—	92	(23,579)
Real estate sold, disposed or held for sale	(120,069)	(23,856)	(14,056)
Balance at close of year	$308,772	$309,629	$231,241

SCHEDULE IV - MORTGAGE LOANS RECEIVABLE ON REAL ESTATE December 31, 2015 (In thousands)
Description	Interest Rate	Final Maturity Date	Periodic Payment Term	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal Amount of Loan Subject to Delinquent Principal and Interest
US Airways Building	3.0%	December 2016	Principal and interest	None	$3,545	$3,331	$—

NOTE TO SCHEDULE IV At December 31, 2015, 2014 and 2013 (In Thousands)

	2015	2014	2013
Balance at beginning of year	$3,417	$3,502	$—
Additions:
New mortgage loans	—	47,000	3,523
Deductions:
Mortgage loan payments through deed in lieu of foreclosure	—	(47,000)	—
Mortgage loan payments	(86)	(85)	(21)
Balance at end of year	$3,331	$3,417	$3,502

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at December 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2015. There were no changes in our internal control over financial reporting during the fourth quarter of 2015 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

Our internal control system was designed to provide reasonable assurance to our management and Board regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the financial statement preparation and presentation.

Management's Report on Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on our assessment we have concluded that, at December 31, 2015, our internal control over financial reporting is effective based on those criteria. Our internal control over financial reporting has been audited as of December 31, 2015 by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

THE BOARD OF DIRECTORS AND STOCKHOLDERS
PARKWAY PROPERTIES, INC.

We have audited Parkway Properties, Inc. and its subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2015, of the Company and our report dated February 25, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Indianapolis, Indiana
February 25, 2016

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information regarding directors is incorporated herein by reference from the section entitled "Corporate Governance and Board Matters—Director Qualifications and Biographical Information" in the Company's definitive Proxy Statement ("2016 Proxy Statement") to be filed pursuant to Regulation 14A of the Exchange Act for the Company's Annual Meeting of Stockholders to be held on May 19, 2016.  The 2016 Proxy Statement will be filed within 120 days after the end of the Company's fiscal year ended December 31, 2015.

The information regarding executive officers is incorporated herein by reference from the section entitled "Executive Officers" in the Company's 2016 Proxy Statement.

The information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the section entitled "Ownership of Company Stock—Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2016 Proxy Statement.

Information regarding the Company's code of business conduct and ethics found in the subsection captioned "Available Information" in Item 1 of Part I hereof is also incorporated herein by reference into this Item 10.

The information regarding the Company's audit committee, its members and the audit committee financial experts is incorporated by reference herein from the second paragraph in the section entitled "Corporate Governance and Board Matters—Committees and Meeting Data" in the Company's 2016 Proxy Statement.

Item 11.  Executive Compensation.

The information included under the following captions in the Company's 2016 Proxy Statement is incorporated herein by reference: "Compensation of Executive Officers," "Corporate Governance and Board Matters—Compensation of Directors" and "Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation." The information included under the heading "Compensation of Executive Officers—Compensation Committee Report" in the Company's 2016 Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding securities authorized for issuance under equity compensation plans is incorporated herein by reference from the section entitled "Compensation of Executive Officers—Equity Compensation Plan Information" in the Company's 2016 Proxy Statement.

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the sections entitled "Ownership of Company Stock—Security Ownership of Certain Beneficial Owners" and "Ownership of Company Stock—Security Ownership of Management and Directors" in the Company's 2016 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information regarding transactions with related persons and director independence is incorporated herein by reference from the sections entitled "Corporate Governance and Board Matters—Independence" and "Certain Transactions and Relationships" in the Company's 2016 Proxy Statement.

Item 14.  Principal Accountant Fees and Services.

The information regarding principal auditor fees and services and the audit committee's pre-approval policies are incorporated herein by reference from the section entitled "Audit Committee Matters—Policy for Pre-Approval of Audit and Permitted Non Audit Services" and "Audit Committee Matters—Auditor Fees and Services" in the Company's 2016 Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	(1)	Consolidated Financial Statements
		Report of Independent Registered Public Accounting Firm
		Consolidated Balance Sheets at December 31, 2015 and 2014
		Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013
		Consolidated Statements of Changes in Equity for the years ended December 31, 2015, 2014 and 2013
		Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
		Notes to Consolidated Financial Statements
	(2)	Consolidated Financial Statement Schedules
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

10.14
Amendment No. 1 to Management Services Agreement dated as of December 15, 2014, by and between Parkway Properties, Inc. and TPG VI Management, LLC (incorporated by reference to Exhibit 10.14 to the Company's Form 10-K for the year ended December 31, 2014)

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

10.17
Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Parkway Properties LP, dated December 19, 2013, between Parkway Properties, Inc. and Parkway Properties General Partners Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed December 24, 2013).

10.18
Amendment No. 2 to the Second Amended and Restated Agreement of Limited Partnership of Parkway Properties LP, dated December 31, 2014, between Parkway Properties, Inc. and Parkway Properties General Partners Inc. (incorporated by reference to Exhibit 10.20 to the Company's Form 10-K for the year ended December 31, 2014).

10.19
Amendment No. 3 to the Second Amended and Restated Agreement of Limited Partnership of Parkway Properties L.P, dated December 31, 2015, between Parkway Properties, Inc. and Parkway Properties General Partners Inc. (filed herewith).

10.20
Tax Protection Agreement dated as of December 19, 2013 by and among Thomas Properties Group, L.P., James A. Thomas, individually and as Trustee of the Lumbee Clan Trust, and the other persons listed on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed December 24, 2013).

10.21
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

10.22*	Parkway Properties, Inc. Amended and Restated 2010 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed May 18, 2010).
10.23*	Parkway Properties, Inc. 2006 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed August 24, 2006).
10.24*	Form of Restricted Share Agreement for Time-Based Awards (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on July 15, 2010).
10.25*	Form of Restricted Share Agreement for Performance-Based Awards (Absolute Return Goal) (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on July 15, 2010).
10.26*	Form of Restricted Share Agreement for Performance-Based Awards (Relative Return Goal) (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on July 15, 2010).
10.27*	Parkway Properties, Inc. Long-Term Cash Incentive (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed on July 15, 2010).
10.28*	Parkway Properties, Inc. Long-Term Cash Incentive Participation Agreement (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed on July 15, 2010).
10.29*	Potential 2012 non-equity incentive awards for executive officers of the Company (a written description thereof is set forth in Item 5.02 of the Company's Form 8-K filed February 15, 2012).
10.30*	Parkway Properties, Inc. 2011 Employee Inducement Award Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed with the SEC on May 18, 2011).
10.31*	Form of Inducement Award Agreement for Time-Based Awards (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed May 18, 2011).
10.32*	Form of Inducement Award Agreement for Performance-Based Awards (Absolute Return Goal) (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed May 18, 2011).
10.33*	Form of Inducement Award Agreement for Performance-Based Awards (Relative Return Goal) (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed May 18, 2011).
10.34*	Parkway Properties, Inc. and Parkway Properties LP 2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed May 21, 2013).
10.35*	Form of Profits Interest Units (LTIP Units) Agreement under the 2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed May 21, 2013).
10.36*	Form of Restricted Stock Unit Agreement - Performance Vesting under the 2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed May 21, 2013).

10.37*	Form of Restricted Stock Unit Agreement - Performance Vesting (2015 form) under the 2013 Omnibus Equity Incentive Plan (filed herewith)
10.38*	Form of Restricted Stock Unit Agreement - Time Vesting under the 2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed May 21, 2013).
10.39*	Form of Stock Option Award Agreement under the 2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed May 21, 2013).
10.40*	Employment Agreement, dated as of July 8, 2013, by and between Parkway Properties, Inc. and James Heistand (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 12, 2013).
10.41*
Amendment to Employment Agreement, dated as of June 15, 2015, by and between Parkway Properties, Inc. and James R. Heistand (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 17, 2015).

10.42*
Employment Agreement, dated as of October 25, 2013, by and between Parkway Properties, Inc. and David O’Reilly (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 31, 2013).

10.43*
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

10.45*
Amendment to Employment Agreement, dated as of June 15, 2015, by and between Parkway Properties, Inc. and M. Jayson Lipsey (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed June 17, 2015).

10.46*
Employment Agreement, dated as of October 25, 2013, by and between Parkway Properties, Inc. and Jeremy R. Dorsett (incorporated by reference to Exhibit 10.47 to the Company's Form 10-K for the year ended December 31, 2014).

10.47*
Amendment to Employment Agreement, dated as of June 15, 2015, by and between Parkway Properties, Inc. and Jeremy R. Dorsett (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed June 17, 2015).

10.48*
Employment Agreement, dated as of December 22, 2014, by and between Parkway Properties, Inc. and Scott E. Francis (incorporated by reference to Exhibit 10.48 to the Company's Form 10-K for the year ended December 31, 2014).

10.49*
Amendment to Employment Agreement, dated as of June 15, 2015, by and between Parkway Properties, Inc. and Scott E. Francis (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed June 17, 2015).

10.50*
Employment Agreement, dated as of December 22, 2014, by and between Parkway Properties, Inc. and Jason A. Bates (incorporated by reference to Exhibit 10.49 to the Company's 10-K for the year ended December 31, 2014).

10.51*
Amendment to Employment Agreement, dated as of June 15, 2015, by and between Parkway Properties, Inc. and Jason A. Bates (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed June 17, 2015).

10.52
Amended, Restated & Consolidated Credit Agreement dated as of April 1, 2014 by and among Parkway Properties LP, Parkway Properties, Inc., Wells Fargo Bank, National Association as Administrative Agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed April 7, 2014).

10.53
First Amendment to Amended, Restated and Consolidated Credit Agreement dated as of December 2, 2014 by and among Parkway Properties LP, Parkway Properties, Inc., Wells Fargo Bank, National Association as Administrative Agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed December 5, 2014).

10.54
Second Amendment to Amended, Restated and Consolidated Credit Agreement dated as of July 10, 2015 by and among Parkway Properties LP, Parkway Properties, Inc., Wells Fargo Bank, National Association as Administrative Agent and the lenders party thereto (incorporated by reference to Exhibit 10.12 to the Company's Form 10-Q filed August 3, 2015).

10.55
Amended, Restated & Consolidated Guaranty dated as of April 1, 2014 by Parkway Properties, Inc. and certain subsidiaries of Parkway Properties, Inc. party thereto in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed April 7, 2014).

10.56*	Indemnification Agreement dated June 16, 2014 by and between Parkway Properties, Inc. and David R. O'Reilly (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 17, 2014).
10.57*	Indemnification Agreement dated June 16, 2014 by and between Parkway Properties, Inc. and M. Jayson Lipsey (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed June 17, 2014).
10.58*	Indemnification Agreement dated June 16, 2014 by and between Parkway Properties, Inc. and Jeremy R. Dorsett (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed June 17, 2014).
10.59*	Indemnification Agreement dated June 16, 2014 by and between Parkway Properties, Inc. and Henry F. Pratt III (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed June 17, 2014).
10.60*	Indemnification Agreement dated June 16, 2014 by and between Parkway Properties, Inc. and Avi Banyasz (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed June 17, 2014).
10.61*	Indemnification Agreement dated June 16, 2014 by and between Parkway Properties, Inc. and Charles T. Cannada (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed June 17, 2014).
10.62*	Indemnification Agreement dated June 16, 2014 by and between Parkway Properties, Inc. and Edward M. Casal (incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed June 17, 2014).
10.63*	Indemnification Agreement dated June 16, 2014 by and between Parkway Properties, Inc. and Kelvin L. Davis (incorporated by reference to Exhibit 10.8 to the Company's Form 8-K filed June 17, 2014).
10.64*	Indemnification Agreement dated June 16, 2014 by and between Parkway Properties, Inc. and Laurie L. Dotter (incorporated by reference to Exhibit 10.9 to the Company's Form 8-K filed June 17, 2014).
10.65*	Indemnification Agreement dated June 16, 2014 by and between Parkway Properties, Inc. and James R. Heistand (incorporated by reference to Exhibit 10.10 to the Company's Form 8-K filed June 17, 2014).

10.66*	Indemnification Agreement dated June 16, 2014 by and between Parkway Properties, Inc. and C. William Hosler (incorporated by reference to Exhibit 10.11 to the Company's Form 8-K filed June 17, 2014).
10.67*	Indemnification Agreement dated June 16, 2014 by and between Parkway Properties, Inc. and Adam S. Metz (incorporated by reference to Exhibit 10.12 to the Company's Form 8-K filed June 17, 2014).
10.68*	Indemnification Agreement dated June 16, 2014 by and between Parkway Properties, Inc. and Brenda J. Mixson (incorporated by reference to Exhibit 10.13 to the Company's Form 8-K filed June 17, 2014).
10.69*	Indemnification Agreement dated June 16, 2014 by and between Parkway Properties, Inc. and James A. Thomas (incorporated by reference to Exhibit 10.14 to the Company's Form 8-K filed June 17, 2014).
10.70*
Separation and General Release Agreement dated December 21, 2014 by and between Parkway Properties, Inc. and Henry F. Pratt, III (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 2, 2015).

10.71
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

10.72
Amendment and Ratification to Purchase and Sale Agreement, dated as of October 28, 2014, by and among PKY SUSP, LLC and Corporate Center One Owner LLC, Corporate Center Two Owner LLC, Corporate Center Three Owner LLC, Deerfield One Owner Corp., Deerfield Two Owner Corp., Greens Crossing II Owner LP, H. River One Owner LLC, H. River Two Owner LLC, H. River Three Owner LLC, Lakeside I Owner Corp., Lakeside II Owner Corp, Paragon Owner Corp., Resource Square One Owner LLC, Resource Square Two Owner LLC, Resource Square Three Owner LLC, Satellite 300 Owner Corp., Satellite 400 Owner Corp., Satellite 600 Owner Corp., Satellite 800 Owner Corp., Stony Point II Owner Corp. and Timberway One Owner LP (incorporated by reference to Exhibit 10.69 to the Company's Form 10-K for the year ended December 31, 2014).

10.73
Second Amendment and Ratification to Purchase and Sale Agreement, dated as of November 19, 2014, by and among PKY SUSP, LLC and Corporate Center One Owner LLC, Corporate Center Two Owner LLC, Corporate Center Three Owner LLC, Deerfield One Owner Corp., Deerfield Two Owner Corp., Greens Crossing II Owner LP, H. River One Owner LLC, H. River Two Owner LLC, H. River Three Owner LLC, Lakeside I Owner Corp., Lakeside II Owner Corp, Paragon Owner Corp., Resource Square One Owner LLC, Resource Square Two Owner LLC, Resource Square Three Owner LLC, Satellite 300 Owner Corp., Satellite 400 Owner Corp., Satellite 600 Owner Corp., Satellite 800 Owner Corp., Stony Point II Owner Corp. and Timberway One Owner LP (incorporated by reference to Exhibit 10.70 to the Company’s Form 10-K for the year ended December 31, 2014).

10.74
Purchase and Sale of Membership Interests Agreement, dated as of October 5, 2014, by and between PKY SUSP, LLC and Banyan Street/GAP SUSP Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 9, 2014).

10.75
Amendment and Ratification to Purchase and Sale of Membership Interests Agreement, dated as of October 29, 2014, by and between PKY SUSP, LLC and Banyan Street/GAP SUSP Holdings, LLC (incorporated by reference to Exhibit 10.72 to the Company's Form 10-K for the year ended December 31, 2014).

10.76
Second Amendment and Ratification to Purchase and Sale of Membership Interests Agreement, dated as of November 20, 2014, by and between PKY SUSP, LLC and Banyan Street/GAP SUSP Holdings, LLC (incorporated by reference to Exhibit 10.73 to the Company’s Form 10-K for the year ended December 31, 2014).

10.77
Third Amendment and Ratification to Purchase and Sale of Membership Interests Agreement, dated as of December 8, 2014, by and between PKY SUSP, LLC and Banyan Street/GAP SUSP Holdings, LLC (incorporated by reference to Exhibit 10.74 to the Company’s Form 10-K for the year ended December 31, 2014).

10.78
Membership Interest Purchase Agreement, dated November 17, 2014, by and between PKY Austin Partner, LLC, The California State Teachers' Retirement System, PKY Masters Austin, LLC and PKY/CalSTRS Austin, LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed November 17, 2014).

10.79
Redemption and Distribution Agreement, dated November 17, 2014, by and between PKY Austin Partner, LLC, The California State Teachers' Retirement System, PKY Masters Austin, LLC and PKY/CalSTRS Austin, LLC (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed November 17, 2014).

10.80
Agreement Regarding Revolving Commitment Increases dated as of January 27, 2015 by and among Parkway Properties LP, Parkway Properties, Inc., Wells Fargo Bank, National Association as Administrative Agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed February 2, 2015).

10.81*	Parkway Properties, Inc. and Parkway Properties LP 2015 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 19, 2015).
10.82*
Form of Profits Interest Units (LTIP Units) Agreement under the Parkway Properties, Inc. and Parkway Properties LP 2015 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed May 19, 2015).

10.83*
Form of Restricted Stock Unit Agreement - Time Vesting under the Parkway Properties, Inc. and Parkway Properties LP 2015 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed May 19, 2015).

10.84*	Consulting Agreement, dated as of June 15, 2015, by and between Parkway Properties LP and Henry F. Pratt, III (incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed June 17, 2015).
10.85
Term Loan Agreement dated as of June 26, 2015 by and among Parkway Properties LP, Parkway Properties, Inc., Wells Fargo Bank, National Association as Administrative Agent and the lenders party thereto(incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed July 1, 2015).

10.86
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
101.1**
The following materials from Parkway Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (1) consolidated balance sheets, (2) consolidated statements of operations and comprehensive income (loss), (3) consolidated statement of changes in equity, (4) consolidated statements of cash flows, and (5) the notes to the consolidated financial statements. **

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
Registrant

By: /s/ James R. Heistand
James R. Heistand
President, Chief Executive Officer and Director
February 25, 2016

/s/ David R. O'Reilly
David R. O'Reilly
Executive Vice President and Chief Financial Officer
February 25, 2016

/s/ Scott E. Francis
Scott E. Francis
Executive Vice President and Chief Accounting Officer
February 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Avi Banyasz	/s/ James R. Heistand
Avi Banyasz, Director	James R. Heistand
February 25, 2016	President, Chief Executive Officer and Director
February 25, 2016

/s/ Charles T. Cannada	/s/ C. William Hosler
Charles T. Cannada, Director	C. William Hosler, Director
February 25, 2016	February 25, 2016

/s/ Edward M. Casal	/s/ Adam S. Metz
Edward M. Casal, Director	Adam S. Metz, Director
February 25, 2016	February 25, 2016

/s/ Kelvin L. Davis	/s/ Brenda J. Mixson
Kelvin L. Davis, Director	Brenda J. Mixson, Director
February 25, 2016	February 25, 2016

/s/ Laurie L. Dotter	/s/ James A. Thomas
Laurie L. Dotter, Director	James A. Thomas
February 25, 2016	Chairman of the Board and Director
February 25, 2016